Form 10-Q
period 2014-09-30
Newtek Business Services Corp.
filed 2014-11-14
CIK 1587987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-36742

NEWTEK BUSINESS SERVICES, CORP.

(Exact name of registrant as specified in its charter)

Maryland	46-3755188
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

212 West 35th Street, 2nd Floor, New York, NY	10001
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 356-9500

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 12, 2014, there were 7,568,827 of the Company’s Common Shares outstanding.

Item 1. Financial Statements.

Introductory note: Newtek Business Services, Inc. (the “Company” or “Newtek”) merged with and into Newtek Business Services, Corp. (the “Successor Company”) effective as of November 12, 2014 (the “Effective Date”). Prior to the Effective Date the Successor Company was wholly-owned by Newtek and had no other equity shares outstanding, nor any operations, material assets or liabilities. The financial statements and related disclosures presented herein are for Newtek which ceased existence as of the Effective Date.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(In Thousands, except for Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Operating revenues
Electronic payment processing	$22,777	$22,176	$67,467	$67,299
Web hosting and design	3,739	4,394	11,840	13,312
Premium income	5,801	4,104	15,930	13,301
Interest income	1,689	1,244	4,818	3,440
Servicing fee income – NSBF portfolio	915	730	2,661	2,007
Servicing fee income – external portfolios	1,711	604	5,248	2,346
Income from tax credits	11	31	39	86
Insurance commissions	471	433	1,272	1,347
Other income	1,052	1,058	3,106	2,791

Total operating revenues	$38,166	$34,774	$112,381	$105,929

Net change in fair value of:
SBA loans	(493)	(426)	(1,640)	(1,574)
Credits in lieu of cash and notes payable in credits in lieu of cash	(2)	—	(2)	26

Total net change in fair value	(495)	(426)	(1,642)	(1,548)

Operating expenses:
Electronic payment processing costs	19,147	18,951	57,084	56,863
Salaries and benefits	6,481	5,690	19,782	18,069
Interest	1,330	1,478	6,555	4,162
Depreciation and amortization	917	831	2,668	2,454
Provision for loan losses	14	57	(52)	384
Other general and administrative costs	5,259	5,388	15,674	15,413

Total operating expenses	33,148	32,395	101,711	97,345

Income before income taxes	4,523	1,953	9,028	7,036
Provision for income taxes	1,934	137	3,694	2,214

Net income	2,589	1,816	5,334	4,822
Net income attributable to non-controlling interests	55	4	95	292

Net income attributable to Newtek Business Services, Inc.	$2,644	$1,820	$5,429	$5,114

Weighted average common shares outstanding – basic	7,463	7,064	7,220	7,055

Weighted average common shares outstanding – diluted	7,699	7,604	7,688	7,569

Earnings per share – basic	$0.35	$0.26	$0.75	$0.72

Earnings per share – diluted	$0.34	$0.24	$0.71	$0.68

See accompanying notes to these unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF

SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

(In Thousands, except for Per Share Data)

	September 30, 2014	December 31, 2013
	Unaudited	(Note 1)
ASSETS
Cash and cash equivalents	$4,402	$12,508
Restricted cash	15,465	16,877
Broker receivable	10,727	13,606
SBA loans held for investment, net (includes $9,117 and $10,894, respectively, related to securitization trust VIE; net of allowance for loan losses of $1,029 and $1,811, respectively)	8,944	10,689
SBA loans held for investment, at fair value (includes $76,336 and $74,387, respectively, related to securitization trust VIE)	102,828	78,951
Accounts receivable (net of allowance of $1,307 and $871, respectively)	10,776	11,602
SBA loans held for sale, at fair value	3,426	4,734
Prepaid expenses and other assets, net (includes $1,872 and $2,187, respectively, related to securitization trust VIE)	14,417	18,549
Servicing asset (net of accumulated amortization and allowances of $9,049 and $7,909, respectively)	8,295	6,776
Fixed assets (net of accumulated depreciation and amortization of $11,896 and $10,547, respectively)	3,437	3,741
Intangible assets (net of accumulated amortization of $2,317 and $2,243, respectively)	1,330	1,240
Credits in lieu of cash	2,560	3,641
Goodwill	12,092	12,092
Deferred tax asset, net	4,487	3,606

Total assets	$203,186	$198,612

LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$17,670	$14,688
Notes payable	45,590	41,218
Note payable – securitization trust VIE	52,319	60,140
Capital lease obligation	467	642
Deferred revenue	1,347	1,274
Notes payable in credits in lieu of cash	2,560	3,641

Total liabilities	119,953	121,603

Commitments and contingencies

Equity:
Newtek Business Services, Inc. shareholders’ equity:
Preferred shares (par value $0.02 per share; authorized 1,000 shares, no shares issued and outstanding)	—	—
Common shares (par value $0.02 per share; authorized 54,000 shares, 7,551 and 7,383 issued, respectively; 7,489 and 7,077 outstanding, respectively, not including 17 shares held in escrow)	151	148
Additional paid-in capital	61,988	61,939
Retained earnings	19,967	14,536

Treasury shares, at cost (62 and 306 shares, respectively)	(410)	(1,279)

Total Newtek Business Services, Inc. shareholders’ equity	81,696	75,344
Non-controlling interests	1,537	1,665

Total equity	83,233	77,009

Total liabilities and equity	$203,186	$198,612

See accompanying notes to these unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(In Thousands)

	2014	2013
Cash flows from operating activities:
Condensed consolidated net income	$5,334	$4,822
Adjustments to reconcile condensed consolidated net income to net cash provided by/(used in) operating activities:
Income from tax credits	(39)	(86)
Amortization of deferred financing costs and debt discount related to debt refinancing	1,905	—
Accretion of interest expense	37	113
Fair value adjustments on SBA loans	1,640	1,574
Fair value adjustment of credits in lieu of cash and notes payable in credits in lieu of cash	2	(26)
Deferred income taxes	(880)	(1,585)
Depreciation and amortization	2,668	2,454
Accretion of discount	331	299
Provision for loan losses	(52)	384
Provision for doubtful accounts	277	531
Other, net	1,063	926
Changes in operating assets and liabilities:
Originations of SBA loans held for sale	(103,658)	(91,598)
Proceeds from sale of SBA loans held for sale	104,845	90,167
Broker receivable	2,880	(2,895)
Accounts receivable	549	(2,155)
Prepaid expenses, accrued interest receivable and other assets	3,549	(2,999)
Accounts payable, accrued expenses and deferred revenue	3,570	2,378
Change in restricted cash	(5,027)	—
Capitalized servicing asset	(2,660)	—
Other, net	—	(3,561)

Net cash provided by/(used in) operating activities	16,334	(1,257)

Cash flows from investing activities:
Investments in qualified businesses	(177)	—
Return of investments in qualified businesses	—	1,532
Purchase of fixed assets and customer merchant accounts	(1,313)	(1,445)
SBA loans originated for investment, net	(33,301)	(28,405)
Payments received on SBA loans	9,134	4,196
Proceeds from sale of loan held for investment	500	—
Other, net	—	(109)

Net cash used in investing activities	(25,157)	(24,231)

See accompanying notes to these unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (CONTINUED)

(In Thousands)

	2014	2013

Cash flows from financing activities:
Net proceeds from bank lines of credit	$4,029	$4,295
Proceeds from term loan	10,000	—
Repayments on notes payable	(11,007)	(313)
Issuance of senior notes, net of issuance costs	—	20,909
Repayments of senior notes	(8,037)	(4,371)
Additions to deferred financing costs	(513)	(1,108)
Change in restricted cash related to securitization	6,439	(609)
Proceeds from exercise of stock options	15	150
Other	(209)	67

Net cash provided by financing activities	717	19,020

Net decrease in cash and cash equivalents	(8,106)	(6,468)
Cash and cash equivalents – beginning of period	12,508	14,229

Cash and cash equivalents – end of period	$4,402	$7,761

Supplemental disclosure of cash flow activities:

Reduction of Credits in Lieu of Cash and Notes Payable in Credits in Lieu of Cash balances due to delivery of tax credits to Certified Investors	$1,113	$4,487

Increase in Additional paid in capital attributable to deferred tax adjustment on vested stock	$166	$—

Loans transferred to other real estate owned	$136	$—

See accompanying notes to these unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION:

Newtek Business Services, Inc. (“Newtek” or “the Company”) is a holding company for several wholly- and majority-owned subsidiaries, including twelve certified capital companies which are referred to as Capcos, and several portfolio companies in which the Capcos own non-controlling or minority interests. The Company provides a “one-stop-shop” for business services to the small- and medium-sized business market and uses state of the art web-based proprietary technology to be a low cost acquirer and provider of products and services. The Company partners with companies, credit unions, and associations to offer its services.

The Company’s principal business segments are:

Electronic Payment Processing: Marketing third party credit card processing and check approval services to the small- and medium-sized business market under the name of Newtek Merchant Solutions.

Managed Technology Solutions: CrystalTech Web Hosting, Inc., d/b/a Newtek Technology Services (“NTS”), offers shared and dedicated web hosting, data storage and backup services, cloud computing plans and related services to the small- and medium-sized business market.

Small Business Finance: The segment is comprised of Small Business Lending, Inc., (“SBL”), a lender service provider for third-parties that primarily services government guaranteed U.S. Small Business Administration (“SBA”) loans and non-SBA loans; Newtek Small Business Finance, Inc. (“NSBF”), a nationally licensed, SBA 7(a) lender that originates, sells and services loans made to qualifying small businesses which are partially guaranteed by the SBA, and CDS Business Services, Inc. d/b/a Newtek Business Credit (“NBC”) which provides receivable financing and management services.

All Other: Businesses formed from investments made through Capco programs and others which cannot be aggregated with other operating segments, including insurance and payroll processing.

Corporate Activities: Corporate implements business strategy, directs marketing, provides technology oversight and guidance, coordinates and integrates activities of the segments, contracts with alliance partners, acquires customer opportunities, and owns our proprietary NewTracker® referral system. This segment includes revenue and expenses not allocated to other segments, including interest income, Capco management fee income and corporate operations expenses.

Capco: Twelve certified capital companies which invest in small- and medium-sized businesses. They generate non-cash income from tax credits and non-cash interest expense and insurance expenses in addition to cash management fees.

The condensed consolidated financial statements of Newtek, its subsidiaries and consolidated entities included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include all wholly- and majority-owned subsidiaries, several portfolio companies in which the Capcos own non-controlling minority interest and those variable interest entities of which Newtek is considered to be the primary beneficiary. All inter-company balances and transactions have been eliminated in consolidation. Non-controlling interests are reported below net income under the heading “Net income attributable to non-controlling interests” in the condensed consolidated statements of income (unaudited) and shown as a component of equity in the condensed consolidated balance sheets.

The accompanying notes to unaudited condensed consolidated financial statements should be read in conjunction with Newtek’s 2013 Annual Report on Form 10-K. These financial statements have been prepared in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. The results of operations for an interim period may not give a true indication of the results for the entire year. The December 31, 2013 condensed consolidated balance sheet has been derived from the audited financial statements of that date but does not include all disclosures required by accounting principles generally accepted in the United States of America.

All financial information included in the tables in the following footnotes is stated in thousands, except per share data.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES:

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expense during the reporting period. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are complete. The most significant estimates are with respect to valuation of investments in qualified businesses, asset impairment valuation, allowance for loan losses, valuation of servicing assets, charge-back reserves, tax valuation allowances and the fair value measurements used to value certain financial assets and financial liabilities. Actual results could differ from those estimates.

Revenue Recognition

The Company operates in a number of different segments. Revenues are recognized as services are rendered and are summarized as follows:

Electronic payment processing revenue: Electronic payment processing and fee income is derived from the electronic processing of credit and debit card transactions that are authorized and captured through third-party networks. Typically, merchants are charged for these processing services on a percentage of the dollar amount of each transaction plus a flat fee per transaction. Certain merchant customers are charged miscellaneous fees, including fees for handling charge-backs or returns, monthly minimum fees, statement fees and fees for other miscellaneous services. Revenues derived from the electronic processing of MasterCard® and Visa® sourced credit and debit card transactions are reported gross of amounts paid to sponsor banks.

Web hosting revenue: Managed technology solutions revenue is primarily derived from monthly recurring service fees for the use of its web hosting, web design and software support services. Customer set-up fees are billed upon service initiation and are recognized as revenue over the estimated customer relationship period of 2.5 years. Payment for web hosting and related services, excluding cloud plans, is generally received one month to one year in advance. Deferred revenues represent customer payments for web hosting, web design and related services in advance of the reporting period date. Revenue for cloud related services is based on actual consumption used by a cloud customer.

Sales and Servicing of SBA Loans: NSBF originates loans to customers under the SBA program that generally provides for SBA guarantees of 75% to 90% of each loan, subject to a maximum guarantee amount. This guaranteed portion is generally sold to a third party via an SBA regulated secondary market transaction utilizing SBA Form 1086 for a price equal to the guaranteed loan amount plus a premium. NSBF recognizes premium on loan sales as equal to the cash premium plus the fair value of the initial servicing asset. Revenue is recognized on the trade date of the guaranteed portion.

Upon recognition of each loan sale, the Company retains servicing responsibilities and receives servicing fees of a minimum of 1% of the guaranteed loan portion sold. The Company is required to estimate its adequate servicing compensation in the calculation of its servicing asset. The purchasers of the loans sold have no recourse to the Company for failure of customers to pay amounts contractually due.

Subsequent measurements of each class of servicing assets and liabilities may use either the amortization method or the fair value measurement method. NSBF has chosen to apply the amortization method to its servicing asset, amortizing the asset in proportion to, and over the period of, the estimated future net servicing income on the underlying sold guaranteed portion of the loans and assessing the servicing asset for impairment based on fair value if and when a triggering event occurs. In the event future prepayments are significant or impairments are incurred and future expected cash flows are inadequate to cover the unamortized servicing assets, additional amortization or impairment charges would be recognized. In evaluating and measuring impairment of servicing assets, NSBF stratifies its servicing assets based on year of loan and loan term which are the key risk characteristics of the underlying loan pools. The Company uses an independent valuation specialist to estimate the fair value of the servicing asset by calculating the present value of estimated future net servicing cash flows, using assumptions of prepayments, defaults, servicing costs and discount rates that NSBF believes market participants would use for similar assets. If NSBF determines that the impairment for a stratum is temporary, a valuation allowance is recognized through a charge to current earnings for the amount the amortized balance exceeds the current fair value. If the fair value of the stratum was to later increase, the valuation allowance may be reduced as a recovery. However, if NSBF determines that impairment for a stratum is other than temporary, the value of the servicing asset and any related valuation allowance is written-down.

SBA Loan Interest and Fees: Interest income on loans is recognized as earned. A loan is placed on non-accrual status if it exceeds 90 days past due with respect to principal or interest and, in the opinion of management, interest or principal on the loan is not collectible, or at such earlier time as management determines that the collectability of such principal or interest is unlikely. Such loans are designated as impaired non-accrual loans. All other loans are defined as performing loans. When a loan is designated as impaired, the accrual of interest is discontinued, and any accrued but uncollected interest income is reversed and charged against current operations. While a loan is classified as impaired and the future collectability of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

NSBF passes certain servicing expenditures it incurs to the borrower, such as force placed insurance, insufficient funds fees, or fees it assesses, such as late fees, with respect to managing the loan. These expenditures are recorded when incurred. Due to the uncertainty with respect to collection of these passed through expenditures or assessed fees, any funds received to reimburse NSBF are recorded on a cash basis as other income.

Income from tax credits: Following an application process, a state will notify a company that it has been certified as a Capco. The state or jurisdiction then allocates an aggregate dollar amount of tax credits to the Capco. However, such amount is neither recognized as income nor otherwise recorded in the financial statements since it has yet to be earned by the Capco. The Capco is entitled to earn tax credits upon satisfying defined investment percentage thresholds within specified time requirements. Newtek has Capcos operating in five states and the District of Columbia. Each statute requires that the Capco invest a threshold percentage of “certified capital” (the funds provided by the insurance company investors) in businesses defined as qualified within the time frames specified. As the Capco meets these requirements, it avoids grounds under the statute for its disqualification for continued participation in the Capco program. Such a disqualification, or “decertification” as a Capco results in a permanent recapture of all or a portion of the allocated tax credits. The proportion of the possible recapture is reduced over time as the Capco remains in general compliance with the program rules and meets the progressively increasing investment benchmarks. As the Capco progresses in its investments in Qualified Businesses and, accordingly, places an increasing proportion of the tax credits beyond recapture, it earns an amount equal to the non-recapturable tax credits and records such amount as income, with a corresponding asset called “credits in lieu of cash” in the balance sheet.

The amount earned and recorded as income is determined by multiplying the total amount of tax credits allocated to the Capco by the percentage of tax credits immune from recapture (the earned income percentage) at that point. To the extent that the investment requirements are met ahead of schedule, and the percentage of non-recapturable tax credits is accelerated, the present value of the tax credit earned is recognized currently and the asset, credits in lieu of cash, is accreted up to the amount of tax credits deliverable to the certified investors. The obligation to deliver tax credits to the certified investors is recorded as notes payable in credits in lieu of cash. On the date the tax credits are utilizable by the certified investors, the Capco decreases credits in lieu of cash with a corresponding decrease to notes payable in credits in lieu of cash.

Insurance commissions: Revenues are comprised of commissions earned on premiums paid for insurance policies and are recognized at the time the commission is earned. At that date, the earnings process has been completed and the Company can estimate the impact of policy cancellations for refunds and establish reserves. The reserve for policy cancellations is based on historical cancellation experience adjusted by known circumstances.

Other income: Other income represents revenues derived from operating units that cannot be aggregated with other business segments. In addition, other income represents one time recoveries or gains on investments. Revenue is recorded when there is strong evidence of an agreement, the related fees are fixed, the service or product has been delivered, and the collection of the related receivable is assured.

•	Receivable fees: Receivable fees are derived from the funding (purchase) of receivables from finance clients. NBC recognizes the revenue on the date the receivables are purchased at a percentage of face value as agreed to by the client. NBC also has arrangements with certain of its clients whereby it purchases the client’s receivables and charges a fee at a specified rate based on the amount of funds advanced against such receivables. The funds provided are collateralized by accounts receivable and the income is recognized as earned.

•	Late fees: Late fees are derived from receivables NBC has purchased that have gone over a certain period (usually over 30 days) without payment. The client or the client’s customer is charged a late fee according to the agreement with the client and NBC records the fees as income in the month in which such receivable becomes past due.

•	Billing fees: Billing fees are derived from billing-only (non-finance) clients. These fees are recorded when earned, which occurs when the service is rendered.

•	Other fees: These fees include re-underwriting fees, due diligence fees, termination fees, under minimum fees, and other fees including finance charges, supplies sold to clients, NSF fees, wire fees and administration fees. These fees are charged upon funding, takeovers or liquidation of finance clients. The Company also receives commission revenue from various sources.

Electronic Payment Processing Costs

Electronic payment processing costs consist principally of costs directly related to the processing of merchant sales volume, including interchange fees, VISA® and MasterCard® dues and assessments, bank processing fees and costs paid to third-party processing networks. Such costs are recognized at the time the merchant transactions are processed or when the services are performed. Two of the most significant components of electronic processing expenses include interchange and assessment costs, which are set by the credit card associations. Interchange costs are passed on to the entity issuing the credit card used in the transaction and assessment costs are retained by the credit card associations. Interchange and assessment fees are billed primarily as a percent of dollar volume processed or, to a lesser extent, as a per transaction fee. In addition to costs directly related to the processing of merchant sales volume, electronic payment processing costs also include residual expenses, which represent fees paid to third-party sales referral sources. Residual expenses are paid under various formulae as contracted. These are generally linked to revenues derived from merchants successfully referred to the Company and that begin using the Company for merchant processing services.

Restricted Cash

Restricted cash includes cash collateral relating to a security deposit, monies due on SBA loan-related remittances and insurance premiums received by the Company and due to third parties; cash held by the Capcos restricted for use in managing and operating the Capco, making qualified investments and for the payment of income taxes; cash reserves associated with the securitization transactions, cash set aside to purchase unguaranteed portions originated subsequent to the securitization transactions, cash held in blocked accounts used to pay down bank note payables, cash held for our payroll clients waiting to be remitted to their employees or taxing authority and a cash account maintained as a reserve against electronic payment processing chargeback losses. The following is a summary of restricted cash by segment:

(In thousands):	September 30, 2014	December 31, 2013
Electronic payment processing	$542	$573
Small business finance	11,762	12,829
All other	2,169	2,475
Corporate activities	991	989
Capcos	1	11

Totals	$15,465	$16,877

Broker Receivable

Broker receivable represents amounts due from third parties for loans which have been traded at period end but have not yet settled.

SBA Loans Held for Investment

For loans that completed funding before October 1, 2010, SBA loans held for investment are reported at their outstanding unpaid principal balances adjusted for charge-offs, net deferred loan origination costs and the allowance for loan losses. For loans that completed funding on or after October 1, 2010, management elected to fair value SBA loans held for investment within the fair value hierarchy that prioritizes observable and unobservable inputs utilizing Level 3 unobservable inputs which reflect the Company’s own expectations about the assumptions that market participants would use in pricing the asset (including assumptions about risk). Prior to 2013, the Company determined fair value based on its securitization pricing, as well as internal quantitative data on the portfolio with respect to historical default rates and future expected losses, and now uses a discounted cash flow method, which includes assumptions for cumulative default rates, prepayment speeds, servicing cost and a market yield.

If a loan measured at fair value is subsequently impaired, then the fair value of the loan is measured based on the present value of expected future cash flows discounted at the loan’s market interest rate, or the fair value of the collateral less estimated costs to sell, if the loan is collateral dependent. The significant unobservable inputs used in the fair value measurement of the impaired loans involve management’s judgment in the use of market data and third party estimates regarding collateral values. Such estimates are further discounted by 20% – 80% to reflect the cost of liquidating the various assets under collateral. Any subsequent increases or decreases in any of the inputs would result in a corresponding decrease or increase in the reserve for loan loss or fair value of SBA loans, depending on whether the loan was originated prior or subsequent to October 1, 2010. Because the loans bear interest at a variable rate, NSBF does not have to factor in interest rate risk.

Allowance for SBA Loan Losses

For loans funded before October 1, 2010, the allowance for loan losses for performing loans is established by management through provisions for loan losses charged against income. The amount of the allowance for loan losses is inherently subjective, as it requires making material estimates which may vary from actual results. Management’s ongoing estimates of the allowance for loan losses are particularly affected by the changing composition of the loan portfolio over the last few years as well as other portfolio characteristics, such as industry concentrations and loan collateral. The adequacy of the allowance for loan losses is reviewed by management on a monthly basis at a minimum, and as adjustments become necessary, are reflected in operations during the periods in which they become known. Considerations in this evaluation include past and anticipated loss experience, risks inherent in the current portfolio and evaluation of real estate collateral as well as current economic conditions. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb estimated loan losses inherent in the Company’s entire loan portfolio. The allowance consists of specific and general reserves. The specific reserves relate to loans that are classified as either loss, doubtful, substandard or special mention that are considered impaired. An allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

Loans funded on or after October 1, 2010 are recorded at fair value. Changes in the value of such loans, whether performing or impaired, are reported as a net change in the fair value of SBA loans held for investment in the consolidated statement of operations.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement, and includes troubled debt restructured loans. Other factors considered by management in determining impairment include payment status and collateral value. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

Impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan’s market interest rate, or the fair value of the collateral less estimated costs to sell, if the loan is collateral dependent. Impaired loans for which the carrying amount is based on fair value of the underlying collateral are included in SBA loans held for investment, net, and reported at estimated fair value on a non-recurring basis, both at initial recognition of impairment and on an on-going basis until recovery or charge-off of the loan amount. The determination of impairment involves management’s judgment in the use of market data and third party estimates regarding collateral values. For loans funded before October 1, 2010, the impairment of a loan resulted in management establishing an allowance for loan losses through provisions for loan losses charged against income; for subsequent loans at fair value, impairment results in a net change in the fair value of SBA loans held for investment. Amounts deemed to be uncollectible are charged against the allowance for loan losses or reduces the fair value and subsequent recoveries, if any, are credited to the allowance or increases the fair value.

The Company’s charge-off policy is based on a loan-by-loan review for which the estimated uncollectible portion of nonperforming loans is charged off against the corresponding loan receivable and the allowance for loan losses or against the reduction in fair value.

Troubled Debt Restructured Loans

A loan is considered a troubled debt restructuring, (“TDR”) when a borrower is experiencing financial difficulties that lead to a restructuring that the Company would not otherwise consider. Concessions per Accounting Standards Codification, (“ASC”) Topic 310, Receivables, may include rate reductions, principal forgiveness, extension of the maturity date and other actions to minimize potential losses. All TDRs are modified loans; however, not all modified loans are TDRs.

The Company reviews its modified loans for TDR classification. When a borrower is granted extended time to pay and there are no other concessions as to rate reductions or principal, the loan remains an accrual loan. Certain time extensions based on the time value of money require reserves to be established despite no interruption on payments being made. In the case of a default, the loan becomes non-accrual and reviewed by committee for adequate specific reserves to that loan.

SBA Loans Held For Sale

For guaranteed portions funded, but not yet traded at each measurement date, management elected to fair value SBA loans held for sale within the fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value utilizing

Level 2 inputs. These inputs include debt securities with quoted prices that are traded less frequently than exchange-traded instruments or have values determined using a pricing model with inputs that are observable in the market. The secondary market for the guaranteed portions is extremely robust with broker dealers acting as primary dealers. NSBF sells regularly into the market and can quickly price its loans held for sale. The Company values the guaranteed portion based on observable market prices for similar assets.

Loans receivable held for sale are sold with the servicing rights retained by NSBF. For loans funded prior to October 1, 2010, gains on sales of loans are recognized based on the difference between the selling price and the carrying value of the related loans sold. Unamortized net deferred loan origination costs are recognized as a component of gain on sale of loans. For loans funded on or after October 1, 2010, premium on loan sales is equal to the cash premium plus the fair value of the servicing asset while reversing the fair value gain previously recorded.

Purchased Receivables

For clients of NBC that are assessed fees based on a discount as well as for clients that are on a prime plus fee schedule, purchased receivables are recorded at the point in time when cash is released to the client. A majority of the receivables purchased with respect to prime plus arrangements are recourse and are sold back to the client if aged over 90 days, depending on contractual agreements. Purchased receivables are included in accounts receivable on the condensed consolidated balance sheets.

Investments in Qualified Businesses

The various interests that the Company acquires in its qualified investments are accounted for under three methods: consolidation, equity method and cost method. The applicable accounting method is generally determined based on the Company’s voting interest or the economics of the transaction if the investee is determined to be a variable interest entity.

Consolidation Method. Investments in which the Company directly or indirectly owns more than 50% of the outstanding voting securities, those the Company has effective control over, or those deemed to be a variable interest entity in which the Company is the primary beneficiary are generally accounted for under the consolidation method of accounting. Under this method, an investment’s financial position and results of operations are reflected within the Company’s condensed consolidated financial statements. All significant inter-company accounts and transactions are eliminated, including returns of principal, dividends, interest received and investment redemptions. The results of operations and cash flows of a consolidated operating entity are included through the latest interim period in which the Company owned a greater than 50% direct or indirect voting interest, exercised control over the entity for the entire interim period or was otherwise designated as the primary beneficiary. Upon dilution of control below 50%, or upon occurrence of a triggering event requiring reconsideration as to the primary beneficiary of a variable interest entity, the accounting method is adjusted to the equity or cost method of accounting, as appropriate, for subsequent periods.

Equity Method. Investments that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an investee depends on an evaluation of several factors including, among others, representation on the investee’s Board of Directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the investee, including voting rights associated with the Company’s holdings in common, preferred and other convertible instruments in the investee. Under the equity method of accounting, an investee’s accounts are not reflected within the Company’s condensed consolidated financial statements; however, the Company’s share of the earnings or losses of the investee is reflected in the Company’s condensed consolidated financial statements.

Cost Method. Investments not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company’s share of the net earnings or losses of such investments is not included in the Company’s condensed consolidated financial statements. However, cost method impairment charges are recognized, as necessary, in the Company’s condensed consolidated financial statements. If circumstances suggest that the value of the investee has subsequently recovered, such recovery is not recorded until ultimately liquidated or realized.

The Company’s debt and equity investments have substantially been made with funds available to Newtek through the Capco programs. These programs generally require that each Capco meet a minimum investment benchmark within five years of initial funding all of which have been met. In addition, any funds received by a Capco as a result of a debt repayment or equity return may, under the terms of the Capco programs, be reinvested and counted towards the Capcos’ minimum investment benchmarks.

Securitization Activities

NSBF engaged in securitization transactions of the unguaranteed portions of its SBA 7(a) loans in 2010, 2011 and 2013. Because the transfer of these assets did not meet the criteria of a sale for accounting purposes, it was treated as a secured borrowing. NSBF continues to recognize the assets of the secured borrowing in Loans held for investment and the associated financing in Notes payable on the condensed consolidated balance sheets.

Share – Based Compensation

All share-based payments to employees are recognized in the financial statements based on their fair values using an option-pricing model at the date of grant. The Company recognizes compensation on a straight-line basis over the requisite service period for the entire award. The Company has elected to adopt the alternative transition method for calculating the tax effects of share-based compensation. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies.

Fair Value

ASC Topic 820 stipulates a fair value hierarchy based on whether the inputs to valuation techniques utilized to measure fair value are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect Company-based assumptions. The Company adopted the methods of fair value to value its financial assets and liabilities. The Company carries its credits in lieu of cash, prepaid insurance and notes payable in credits in lieu of cash at fair value, as well as its SBA loans held for investment and SBA loans held for sale. Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In accordance with ASC Topic 820 and in order to increase consistency and comparability in fair value measurements, the Company utilized a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

Level 1	Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as certain U.S. Treasury, other U.S. Government and agency mortgage-backed debt securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain U.S. Government and agency mortgage-backed debt securities, corporate debt securities, derivative contracts and residential mortgage loans held-for-sale.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes certain private equity investments, retained residual interests in securitizations, residential mortgage servicing rights, and highly structured or long-term derivative contracts.

Income Taxes

Deferred tax assets and liabilities are computed based upon the differences between the financial statement and income tax basis of assets and liabilities using the enacted tax rates in effect for the year in which those temporary differences are expected to be realized or settled. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.

The Company’s U.S. Federal and state income tax returns prior to fiscal year 2011 are closed and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

Accounting for Uncertainty in Income Taxes

The ultimate deductibility of positions taken or expected to be taken on tax returns is often uncertain. In order to recognize the benefits associated with a tax position taken (i.e., generally a deduction on a corporation’s tax return), the entity must conclude that the ultimate allowability of the deduction is more likely than not. If the ultimate allowability of the tax position exceeds 50% (i.e., it is more likely than not), the benefit associated with the position is recognized at the largest dollar amount that has more than a 50% likelihood of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and recognized will generally result in (1) an increase in income taxes currently payable or a reduction in an income tax refund receivable or (2) an increase in a deferred tax liability or a decrease in a deferred tax asset, or both (1) and (2).

Fair Value of Financial Instruments

As required by the Financial Instruments Topic of the Financial Accounting Standards Board (“FASB”) ASC Topic 820, the estimated fair values of financial instruments must be disclosed. Excluding fixed assets, intangible assets, goodwill, and prepaid expenses and other assets (noted below), substantially all of the Company’s assets and liabilities are considered financial instruments as defined under this standard. Fair value estimates are subjective in nature and are dependent on a number of significant assumptions associated with each instrument or group of similar instruments, including estimates of discount rates, risks associated with specific financial instruments, estimates of future cash flows and relevant available market information.

The carrying values of the following balance sheet items approximate their fair values primarily due to their liquidity and short-term or adjustable-yield nature:

•	Cash and cash equivalents

•	Restricted cash

•	Broker receivable

•	Accounts receivable

•	Notes payable

•	Accrued interest receivable (included in Prepaid expenses and other assets)

•	Accrued interest payable (included in Accounts payable, accrued expenses and other liabilities)

•	Accounts payable and accrued expenses

The carrying value of Capco investments in Qualified Businesses (included in Prepaid expenses and other assets), Credits in lieu of cash and Notes payable in credits in lieu of cash as well as its SBA loans held for investment and SBA loans held for sale approximate fair value based on management’s estimates.

New Accounting Standards

In January 2014, the FASB issued ASU 2014-04, “Receivables – Troubled Debt Restructurings by Creditors: Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).” The update clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The ASU is effective for fiscal years and interim periods beginning after December 15, 2014. The adoption of this ASU is not expected to have a significant impact on the Company’s Consolidated Financial Statements or disclosures.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 supersedes the revenue recognition requirements in “Accounting Standard Codification 605 – Revenue Recognition” and most industry-specific guidance. The standard requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. This ASU is effective for fiscal years beginning after December 15, 2016. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. The adoption of this ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements or disclosures.

In June 2014, the FASB issued ASU 2014-11 “Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures” which changes the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. In addition, ASU 2014-11 requires disclosures about transfers accounted for as sales in transactions that are economically similar to repurchase agreements and about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The accounting changes in ASU 2014-11 and the disclosure for certain transactions accounted for as a sale are effective for public companies for the first interim or annual period beginning after December 15, 2014. For public companies, the disclosure for transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. The adoption of this ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements or disclosures.

In June 2014, the FASB issued ASU 2014-12 “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period,” which requires that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition and, as a result, should not be included in the estimation of the grant-date fair value of the award. ASU 2014-12 will be effective for annual periods beginning after December 15, 2015 and may be applied either prospectively to all awards granted or modified after the effective date or retrospectively, to all periods presented. The adoption of this ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements or disclosures.

NOTE 3 – FAIR VALUE MEASUREMENTS:

Fair Value Option Elections

Effective January 1, 2008, the Company adopted fair value accounting concurrent with the election of the fair value option. The accounting standard relating to the fair value measurements clarifies the definition of fair value and describes methods available to appropriately measure fair value in accordance with GAAP. The accounting standard applies whenever other accounting standards require or permit fair value measurements. The accounting standard relating to the fair value option for financial assets and financial liabilities allows entities to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities that are not otherwise required to be measured at fair value, with changes in fair value recognized in earnings as they occur. It also establishes presentation and disclosure requirements designed to improve comparability between entities that elect different measurement attributes for similar assets and liabilities.

On January 1, 2008, the Company elected the fair value option for valuing its Capcos’ credits in lieu of cash, notes payable in credits in lieu of cash and prepaid insurance.

On October 1, 2010, the Company elected the fair value option for valuing its SBA 7(a) loans funded on or after that date which are included in SBA loans held for investment and SBA loans held for sale.

The Company elected the fair value option in order to reflect in its condensed financial statements the assumptions that market participants use in evaluating these financial instruments.

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

	Fair Value Measurements at September 30, 2014 Using:
(In thousands):	Total	Level 1	Level 2	Level 3	Change in Fair Value

Assets

Credits in lieu of cash	$2,560	$—	$2,560	$—	$(7)
SBA loans held for investment	102,828	—	—	102,828	(545)

SBA loans held for sale	3,426	—	3,426	—	(121)

Total assets	$108,814	$—	$5,986	$102,828	$(673)

Liabilities

Notes payable in credits in lieu of cash	$2,560	$—	$2,560	$—	$5

For the nine months ended September 30, 2014, the Company charged-off $973,000 in losses related to its SBA loans held for investment at fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

	Fair Value Measurements at December 31, 2013 Using:
(In thousands):	Total	Level 1	Level 2	Level 3	Change in Fair Value

Assets

Credits in lieu of cash	$3,641	$—	$3,641	$—	$—
SBA loans held for investment	78,951	—	—	78,951	(1,629)

SBA loans held for sale	4,734	—	4,734	—	403

Total assets	$87,326	$—	$8,375	$78,951	$(1,226)

Liabilities

Notes payable in credits in lieu of cash	$3,641	$—	$3,641	$—	$21

Fair value measurements:

Credits in lieu of cash and notes payable in credits in lieu of cash

The Company elected to account for both credits in lieu of cash and notes payable in credits in lieu of cash at fair value in order to reflect in its condensed consolidated financial statements the assumptions that market participants use in evaluating these financial instruments.

The Company’s Capcos’ debt, enhanced by Chartis insurance, effectively bears the nonperformance risk of Chartis. The closest trading comparators are the debt of Chartis’ parent, AIG. Therefore the Company calculates the fair value of both the credits in lieu of cash and notes payable in credits in lieu of cash using the yields of various AIG notes with similar maturities to each of the Company’s respective Capcos’ debt (the “Chartis Note Basket”). The Company elected to discontinue utilizing AIG’s 7.70%

Series A-5 Junior Subordinated Debentures because those long maturity notes began to trade with characteristics of a preferred stock after AIG received financing from the United States Government. The Company considers the Chartis Note Basket a Level 2 input under fair value accounting, since it is a quoted yield for a similar liability that is traded in an active exchange market. The Company selected the Chartis Note Basket as the most representative of the nonperformance risk associated with the Capco notes because they are Chartis issued notes, are actively traded and because maturities match credits in lieu of cash and notes payable in credits in lieu of cash.

After calculating the fair value of both the credits in lieu of cash and notes payable in credits in lieu of cash, the Company compares their values. This calculation is done on a quarterly basis. Calculation differences primarily due to tax credit receipt versus delivery timing may cause the value of the credits in lieu of cash to differ from that of the notes payable in credits in lieu of cash. Because the credits in lieu of cash asset has the single purpose of paying the notes payable in credits in lieu of cash and has no other value to the Company, Newtek determined that the credits in lieu of cash should equal the notes payable in credits in lieu of cash.

On December 31, 2013, the yield on the Chartis Note Basket was 1.49%. As of September 30, 2014, the date the Company revalued the asset and liability, the yields on the Chartis notes averaged 1.65% reflecting changes in interest rates in the marketplace. This increase in yield increased both the fair value of the credits in lieu of cash and the fair value of the notes payable in credits in lieu of cash. For the three and nine months ended September 30, 2014, the Company reported a loss of $2,000.

On December 31, 2012, the yield on the Chartis Note Basket was 1.72%. As of September 30, 2013, the date the Company revalued the asset and liability, the yields on the Chartis notes averaged 1.73% reflecting changes in interest rates in the marketplace. This increase in yield increased both the fair value of the credits in lieu of cash and the fair value of the notes payable in credits in lieu of cash. The Company increased the value of the credits in lieu of cash to equal the value of the notes payable in credits in lieu of cash because the credits in lieu of cash can only be used to satisfy the liability and must equal the value of the notes payable in credits in lieu of cash at all times. There was no material net change in fair value reported in the Company’s condensed consolidated statements of income for the three months ended September 30, 2013, and for the nine months ended September 30, 2013, the Company reported a gain of $26,000.

Changes in the future yield of the Chartis Note Basket will result in changes to the fair values of the credits in lieu of cash and notes payable in credits in lieu of cash when calculated for future periods; these changes will be reported through the Company’s condensed consolidated statements of income.

SBA 7(a) Loans

On October 1, 2010, the Company elected to utilize the fair value option for SBA 7(a) loans funded on or after that date. Management believed that doing so would promote its effort to both simplify and make more transparent its financial statements by better portraying the true economic value of this asset on its balance sheet and statement of income. NSBF originates, funds, and services government guaranteed loans under section 7(a) of the Small Business Act. The SBA does not fully guarantee the SBA 7(a) Loans: An SBA 7(a) Loan is bifurcated into a guaranteed portion and an unguaranteed portion, each accruing interest on the principal balance of such portion at a per annum rate in effect from time to time. NSBF originates variable interest loans, usually set at a fixed index to the Prime rate that resets quarterly. Primarily, NSBF has made SBA 7(a) loans carrying guarantees of 75% and 85%; from 2009 through early 2011 under a special program, most of the loans NSBF originated carried a guarantee of 90%. NSBF, both historically and as a matter of its business plan, sells the guaranteed portions via SBA Form 1086 into the secondary market when the guaranteed portion becomes available for sale upon the closing and fully funding of the SBA 7(a) loan and retains the unguaranteed portions. Management recognized that the economic value in the guaranteed portion did not inure to NSBF at the time of their sale but rather when the guaranty attached at origination; amortization accounting by its nature does not recognize this increase in value at the true time when it occurred. Under fair value, the value of the guarantee is recorded when it economically occurs at the point of the creation and funding of the loan, and is not delayed until the sale occurs. Contemporaneously, the value of the unguaranteed portion will also be determined to reflect the full, fair value of the loan.

Although the fair value election is for the entire SBA 7(a) loan, the Company primarily sells the guaranteed portions at the completion of funding. The need to record the fair value for the guaranteed portion of the loan will primarily occur when a guaranteed portion is not traded at period end (“SBA loans held for sale”). The unguaranteed portion retained is recorded under “SBA loans held for investment.”

SBA Loans Held for Investment

For loans that completed funding before October 1, 2010, SBA loans held for investment are reported at their outstanding unpaid principal balances adjusted for charge-offs, net deferred loan origination costs and the allowance for loan losses. For loans that completed funding on or after October 1, 2010, management elected to fair value SBA loans held for investment within the fair value hierarchy that prioritizes observable and unobservable inputs utilizing Level 3 unobservable inputs which reflect the Company’s own expectations about the assumptions that market participants would use in pricing the asset (including assumptions about risk).

In determining the fair value of loans held for investment at September 30, 2014, the Company used a discounted cash flow model which incorporated a series of expected future cash flows for the performing SBA 7(a) loan portfolio, and discounts those cash flows at a market clearing yield of 5.38%. The key assumptions used in the model are considered unobservable inputs and include anticipated prepayment speeds, cumulative default rates, the cost of loan servicing, recovery rates and Prime rate expectations. The Company used an assumed prepayment speed of 19% based on current market conditions and historical experience for the loan portfolio, against a prepayment curve developed from NSBF historical experience to calculate expected loan prepayments in a given year. Defaults are defined as any loan placed on non-accrual status as of September 30, 2014. The default rate, defined as the percent of loan balance that will enter final liquidation in a given year, was estimated to be 25%, and was derived from NSBF historical experience. The mix of NSBF’s loan portfolio continues to shift from start-up businesses, to predominately originating to existing businesses. Our historical default and loss rates demonstrate that this particular segment (i.e. Existing Business) of our SBA loan portfolio continues to experience the lowest rate of defaults and ultimate losses over our twelve year history of originating loans. When computing the cumulative default rate to be applied to the performing portfolio loan balances, the Company excluded the last three years of originations as those loans have not seasoned yet. The discounted cash flow resulted in a price equivalent of 94.97% of the par amount on our loans held for investment as of September 30, 2014.

If a loan measured at fair value is subsequently impaired, then the fair value of the loan is measured based on the present value of expected future cash flows discounted at the loan’s market interest rate, or the fair value of the collateral if the loan is collateral dependent. The significant unobservable inputs used in the fair value measurement of the impaired loans involve management’s judgment in the use of market data and third party estimates regarding collateral values. Such estimates are further discounted by 20% – 80% to reflect the cost of liquidating the various assets under collateral. Any subsequent increases or decreases in any of the inputs would result in a corresponding decrease or increase in the reserve for loan loss or fair value of SBA loans, depending on whether the loan was originated prior or subsequent to October 1, 2010. Because the loans bear interest at a variable rate, NSBF does not have to factor in interest rate risk.

Below is a summary of the activity in SBA loans held for investment, at fair value for the nine months ended September 30, 2014 and 2013, respectively, (in thousands):

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Balance, beginning of period	$78,951	$43,055
SBA loans held for investment, originated	33,192	28,353
Loans transferred to other real estate owned	(33)	—
Payments received	(7,763)	(2,559)
Fair value loss	(1,519)	(1,737)

Balance, end of period	$102,828	$67,112

SBA Loans Held For Sale

For guaranteed portions funded, but not yet traded at each measurement date, management elected to fair value SBA loans held for sale within the fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value utilizing Level 2 inputs. These inputs include debt securities with quoted prices that are traded less frequently than exchange-traded instruments or have values determined using a pricing model with inputs that are observable in the market. The secondary market for the guaranteed portions is extremely robust with broker dealers acting as primary dealers. NSBF sells regularly into the market and can quickly price its loans for sale. The Company values the guaranteed portion based on market prices equal to the guaranteed loan amount plus a premium that is indicative of market based prices.

Other Fair Value Measurements

Assets Measured at Fair Value on a Non-recurring Basis are as follows (in thousands):

	Fair Value Measurements at September 30, 2014 Using:
	Total	Level 1	Level 2	Level 3	Change in Fair Value
Assets

Impaired loans	$1,181	$—	$—	$1,181	$54

Other real estate owned	550	—	550	—	(141)

Total assets	$1,731	$—	$550	$1,181	$(87)

	Fair Value Measurements at December 31, 2013 Using:
	Total	Level 1	Level 2	Level 3	Change in Fair Value
Assets

Impaired loans	$3,441	$—	$—	$3,441	$(1,022)

Other real estate owned	798	—	798	—	(182)

Total assets	$4,239	$—	$798	$3,441	$(1,204)

Impaired loans

Impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral less estimated liquidation costs if the loan is collateral dependent. Impaired loans for which the carrying amount is based on fair value of the underlying collateral are included in SBA loans held for investment, net, assets and balances include fair value measurements on a non-recurring basis, both at initial recognition of impairment and on an on-going basis until recovery or charge-off of the loan amount. The significant unobservable inputs used in the fair value measurement of the impaired loans involve management’s judgment in the use of market data and third party estimates regarding collateral values. Such estimates are further discounted by 20% – 80% to reflect the cost of liquidating the various assets under collateral. Valuations in the level of impaired loans and corresponding impairment affect the level of the reserve for loan losses. Any subsequent increases or decreases in any of the inputs would result in a corresponding decrease or increase in the reserve for loan loss or fair value of SBA loans, depending on whether the loan was originated prior or subsequent to October 1, 2010.

Other real estate owned (included in prepaid expenses and other assets)

The estimated fair value of other real estate owned is calculated using observable market information, including bids from prospective purchasers and pricing from similar market transactions where available. The value is generally discounted between 20-25% based on market valuations as well as expenses associated with securing the Company’s interests. Where bid information is not available for a specific property, the valuation is principally based upon recent transaction prices for similar properties that have been sold. These comparable properties share comparable demographic characteristics. Other real estate owned is generally classified within Level 2 of the valuation hierarchy.

NOTE 4 – SBA LOANS:

SBA loans are geographically concentrated in New York (11.67%) and Florida (11.40%). Below is a summary of the activity in the SBA loans held for investment, net of the allowance for loan losses, for the nine months ended September 30, 2014 (in thousands):

Balance at December 31, 2013	$89,640
SBA loans funded for investment	33,192
Fair value adjustment	(1,519)
Payments received	(9,134)
Sale of loan held for investment	(500)
Provision for SBA loan losses	52
Loans transferred to other real estate owned	(136)
Discount on loan originations, net	177

Balance at September 30, 2014	$111,772

Below is a summary of the activity in the allowance for loan losses, cost basis, for the three and nine months ended September 30, 2014 and 2013, respectively (in thousands):

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Allowance for loan losses, cost basis:
Balance, beginning of period	$1,510	$1,717	$1,811	$2,589
Provision for loan losses	14	57	(52)	384
Loans charged-off	(518)	(81)	(776)	(1,302)
Recoveries	23	17	46	39

Balance, end of period	$1,029	$1,710	$1,029	$1,710

Individually evaluated for impairment	$835	$1,707	$835	$1,707
Collectively evaluated for impairment	194	3	194	3

Balance, end of period	$1,029	$1,710	$1,029	$1,710

Total loans, cost basis
Individually evaluated for impairment	$2,015	$4,092	$2,015	$4,092
Collectively evaluated for impairment	8,624	10,793	8,624	10,793

Balance, end of period	$10,639	$14,885	$10,639	$14,885

The allowance for loan losses as of December 31, 2013 amounted to $1,609,000 and $202,000 for loans evaluated individually and collectively for impairment, respectively. The cost basis of loans held for investment as of December 31, 2013 amounted to $3,466,000 and $9,875,000 for loans evaluated individually and collectively for impairment, respectively.

Below is a summary of the activity in the SBA loans held for sale for the nine months ended September 30, 2014 (in thousands):

Balance at December 31, 2013	$4,734
Originations of SBA loans held for sale	103,658
Fair value adjustment	(121)
SBA loans sold	(104,845)

Balance at September 30, 2014	$3,426

All loans are priced at the Prime interest rate plus approximately 2.75% to 3.75%. The only loans with a fixed interest rate are defaulted loans of which the guaranteed portion sold is repurchased from the secondary market by the SBA, while the unguaranteed portion of the loans still remains with the Company. As of September 30, 2014 and December 31, 2013, SBA loans receivable held for investment with adjustable interest rates amounted to $112,744,000 and $91,083,000, respectively.

For the nine months ended September 30, 2014 and 2013, the Company funded approximately $136,851,000 and $119,951,000 in loans and sold approximately $104,845,000 and $90,167,000 of the guaranteed portion of the loans, respectively. Receivables from loans traded but not settled of $10,727,000 and $13,606,000 as of September 30, 2014 and December 31, 2013, respectively, are presented as broker receivable in the accompanying condensed consolidated balance sheets.

The outstanding balances of loans past due over ninety days and still accruing interest as of September 30, 2014 was approximately $840,000; there were no loans past due over ninety days and still accruing interest as of December 31, 2013.

For the nine months ended September 30, 2014 and for the year ended December 31, 2013, the average balance of impaired loans was $8,520,000 and $6,887,000. At September 30, 2014 and December 31, 2013, total impaired loans amounted to $9,667,000 and $7,678,000, respectively and approximately $835,000 and $1,609,000 in specific reserves included in the allowance for loan losses. At September 30, 2014 and December 31, 2013, $141,000 and $163,000 of SBA fair value discount were allocated against such impaired loans, respectively.

Had interest on these impaired non-accrual loans been accrued, such interest would have totaled approximately $383,000 and $306,000 for the nine months ended September 30, 2014 and 2013, respectively. Interest income, which is recognized on a cash basis, related to the impaired non-accrual loans for the nine months ended September 30, 2014 and 2013, was not material.

The following is a summary of SBA loans held for investment as of:

	September 30, 2014		December 31, 2013
(in thousands):	Fair Value	Cost Basis	Fair Value	Cost Basis
Due in one year or less	$—	$56	$—	$319
Due between one and five years	—	3,733	—	4,509
Due after five years	108,410	6,850	83,988	8,513

Total	108,410	10,639	83,988	13,341
Less: Allowance for loan losses	—	(1,029)	—	(1,811)
Less: Deferred origination fees, net	—	(666)	—	(841)
Less: Fair value adjustment	(5,582)	—	(5,037)	—

Balance, net	$102,828	$8,944	$78,951	$10,689

The payment status of gross SBA loans held for investment is as follows:

	(in thousands)
Days Past Due	September 30, 2014	December 31, 2013
Current	$108,134	$87,123
31 – 90	408	2,527
> 90	840	—
Non-accrual	9,667	7,679

Balance, net	$119,049	$97,329

The payment status of non-accrual SBA loans held for investment per the table above is as follows:

	(in thousands)
Days Past Due	September 30, 2014	December 31, 2013
Current	$1,381	$533
31 – 90	421	177
> 90	7,865	6,969

Balance, net	$9,667	$7,679

The Company evaluates the credit quality of its loan portfolio by employing a risk rating system that is similar to the Uniform Classification System which is the asset classification system adopted by the Federal Financial Institution Examinations Council. The Company’s risk rating system is granular with multiple risk ratings in both the Acceptable and Substandard categories. Assignment of the ratings are predicated upon numerous factors, including credit risk scores, collateral type, loan to value ratios, industry, financial health of the business, payment history, other internal metrics/analysis, and qualitative assessments.

Risk ratings are refreshed as appropriate based upon considerations such as market conditions, loan characteristics, and portfolio trends. The Company’s gross SBA loans held for investment recorded at cost by credit quality indicator are as follows:

	(in thousands)
Risk Rating	September 30, 2014	December 31, 2013
Acceptable	$7,492	$7,420
Other assets special mention	932	2,234
Substandard	2,077	3,283
Doubtful	138	395
Loss	—	9

Balance	$10,639	$13,341

The Company had loans renegotiated in troubled debt restructurings of $2,883,000 as of September 30, 2014, of which $1,080,000 was on non-accrual status and $1,803,000 was on accrual status. As of December 31, 2013, there was approximately $3,409,000 of loans renegotiated in trouble debt restructurings, of which $1,332,000 was included in non-accrual loans and $2,077,000 was on accrual status. The Company has no commitments to loan additional funds to borrowers whose existing loans have been modified in TDR.

An analysis of loans restructured in TDR for the three months ended September 30, 2014 and 2013, respectively, is as follows (in thousands):

Type of Concession	September 30, 2014		September 30, 2013
	Number of Notes	Principal Balance at Restructure Date	Number of Notes	Principal Balance at Restructure Date

Payment reduction / Interest-only period	—	$—	2	$236

TDRs that return to a non-performing status post-modification are considered redefaulted loans and are treated in the same manner as other non-performing loans in the portfolio. For the three months ended September 30, 2014, the Company had one TDR loan that subsequently defaulted with a corresponding principal balance of approximately $35,000 and two loans that were subsequently charged off with a corresponding principal balance of approximately $324,000; for the three month period ended September 30, 2013, there were three TDR loans that subsequently defaulted with a corresponding principal balance of approximately $11,000 and one loan that was charged off with a corresponding principal balance of approximately $4,000.

An analysis of loans restructured in TDR for the nine months ended September 30, 2014 and 2013, respectively, is as follows (in thousands):

Type of Concession	September 30, 2014		September 30, 2013
	Number of Notes	Principal Balance at Restructure Date	Number of Notes	Principal Balance at Restructure Date

Payment reduction / Interest-only period	1	$63	4	$425

TDRs that return to a non-performing status post-modification are considered redefaulted loans and are treated in the same manner as other non-performing loans in the portfolio. For the nine months ended September 30, 2014, the Company had four TDR loans that subsequently defaulted with a corresponding principal balance of approximately $178,000 and four loans that were subsequently charged off with a corresponding principal balance of approximately $353,000; for the nine month period ended September 30, 2013, there were three TDR loans that subsequently defaulted with a corresponding principal balance of approximately $11,000 and one loan that was charged off with a corresponding principal balance of approximately $4,000.

NOTE 5 – SERVICING ASSET:

Servicing rights are recognized as assets when SBA loans are accounted for as sold and the rights to service those loans are retained. The Company measures all separately recognized servicing assets initially at fair value, if practicable. The Company reviews capitalized servicing rights for impairment which is performed based on risk strata, which are determined on a disaggregated basis given the predominant risk characteristics of the underlying loans. The predominant risk characteristics are loan term and year of loan origination.

The changes in the value of the Company’s servicing rights for the nine months ended September 30, 2014 were as follows:

(in thousands):
Balance at December 31, 2013	$6,776
Servicing rights capitalized	2,660
Servicing assets amortized	(1,141)

Balance at September 30, 2014	$8,295

The carrying value of the capitalized servicing asset was $8,295,000 and $6,776,000 at September 30, 2014 and December 31, 2013, respectively, while the estimated fair value of capitalized servicing rights was $9,657,000 and $7,959,000 at September 30, 2014 and December 31, 2013, respectively.

The estimated fair value of servicing assets at September 30, 2014 was determined using a discount factor that equates the present value of the expected servicing income to the strip multiple method valuation rate of 9%, weighted average prepayment speeds ranging from 5% to 13%, depending upon certain characteristics of the loan portfolio, weighted average life of 4.33 years, and an average default rate of 4.6%.

The estimated fair value of servicing assets at December 31, 2013 was determined using a discount factor that equates the present value of the expected servicing income to the strip multiple method valuation rate of 11%, weighted average prepayment speeds ranging from 0% to 11%, depending upon certain characteristics of the loan portfolio, weighted average life of 5.00 years, and an average default rate of 4.6%.

The unpaid principal balances of loans serviced for others are not included in the accompanying condensed consolidated balance sheets. The unpaid principal balances of loans serviced for others within the NSBF originated portfolio, loans which have been sold, were $446,800,000 and $372,366,000 as of September 30, 2014 and December 31, 2013, respectively. The unpaid principal balances of loans serviced for others which were not originated by NSBF and are outside of the Newtek portfolio were $499,965,000 and $561,092,000 as of September 30, 2014 and December 31, 2013, respectively.

NOTE 6 – NOTES PAYABLE AND CAPITAL LEASES:

At September 30, 2014 and December 31, 2013, the Company had notes payable and capital leases comprised of the following (in thousands):

	September 30, 2014	December 31, 2013
Notes payable:
Capital One, N.A. lines of credit:
Guaranteed line (NSBF)	$10,623	$21,261
Unguaranteed line (NSBF)	16,337	4,691
Term note (NBS)	9,584	—
Revolving line of credit (NBS)	3,660	—
Summit Partners Credit Advisors, L.P. (NBS)	—	8,650
Sterling National bank line of credit (NBC)	5,386	6,026
Capital One, N.A., term loan (NTS)	—	590

Total notes payable	45,590	41,218
Note payable – securitization trust	52,319	60,140

Total notes payable	$97,909	$101,358

Capital lease obligation	$467	$642

On June 26, 2014, the Company entered into a four year $20,000,000 credit agreement with Capital One, N.A. consisting of a $10,000,000 term loan and a revolving line of credit of up to $10,000,000. Principal and interest on the term loan are payable quarterly in arrears and the interest rate is Prime plus 250 basis points. The term loan is being amortized over a six year period with a final payment due on the maturity date. The interest rate on the revolving line of credit is also Prime plus 250 basis points and is payable monthly in arrears with the principal due at maturity. In addition, the revolving line accrues interest of 0.375% on the unused portion of the line which is payable quarterly in arrears. Interest expense for the three and nine months ended September 30, 2014 was approximately $176,000 and $182,000, respectively.

The purpose of the new facilities was to refinance the Company’s existing debt from Summit Partners Credit Advisors, L.P., payoff the current portion of the NTS loan, and for general working capital purposes. The Company incurred deferred financing costs of approximately $279,000 which will be amortized to interest expense over the term of the facilities. In addition, and in connection with the pay-off of the Summit Capital note payable, the Company expensed the remaining debt discount and deferred financing costs related to Summit, which resulted in a charge to operations for the nine months ended September 30, 2014 of $1,905,000.

The new Capital One, N.A. facilities require the adherence to certain financial covenants including minimum EBITDA, fixed charge coverage ratios, funded debt to EBITDA ratios, as well as minimum cash balance requirements. As of September 30, 2014, the Company was in compliance with all financial covenants.

NOTE 7 – STOCK OPTIONS AND RESTRICTED SHARES:

The Company had three share-based compensation plans as of September 30, 2014 and 2013. For the nine months ended September 30, 2014 and 2013, share-based compensation expense for those plans was $610,000 and $566,000, respectively, of which $499,000 and $448,000 are included in salaries and benefits, and $111,000 and $118,000 are included in other general and administrative costs for the nine months ended September 30, 2014 and 2013, respectively. During the nine months ended September 30, 2014, approximately 14,300 shares awarded under the plans were forfeited due to early termination or resignation by certain employees. The total forfeiture credit recognized for the nine months ended September 30, 2014 was approximately $69,000 and is included in share-based compensation expense included in salaries and benefits on the condensed consolidated statements of income.

In July 2014, the Company granted certain employees and executives an aggregate of 5,400 options valued at $26,000. Option awards were granted with an exercise price of $20.00 which exceeded the market price of the Company’s stock at the date of grant. The options vest immediately and expire 5 years from the date of grant. The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the following assumptions: 5 year expected life, risk-free interest rate of 1.66% and expected volatility of the Company’s stock of 54.6%. Expected volatilities are based on the Company’s stock. The risk-free rate for periods during the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected term was determined using historical exercise patterns and the period of time that the awards are expected to be outstanding.

In April 2014, the Company granted a certain employee 2,000 restricted shares of common stock valued at $28,600 which vested on April 30, 2014. The fair value of this grant was determined using the fair value of the common shares at the grant date. The restricted shares are forfeitable upon early voluntary or involuntary termination of the employee’s employment. Upon vesting, the grantee received one common share for each restricted share vested. The Company recorded $28,600 to share-based compensation for the nine months ended September 30, 2014 in connection with the vesting period associated with this grant. No expense was recorded for the three months ended September 30, 2014

During the third quarter of 2013, the Company granted certain employees an aggregate of 14,000 restricted shares of common stock valued at $176,000 with 2,000 vesting on March 1, 2016 and 12,000 vesting on July 31, 2016. The fair value of these grants was determined using the fair value of the common shares at the grant date. The restricted shares are forfeitable upon early voluntary or involuntary termination of the employee’s employment. Upon vesting, the grantee will receive one common share for each restricted share vested. Under the terms of the plan, these share awards do not include voting rights until the shares vest. The Company recorded $102,000 to share-based compensation for the nine months ended September 30, 2014 in connection with the vesting period associated with grants that remain outstanding.

During the second quarter of 2013, the Company granted certain employees and executives an aggregate of 16,000 restricted shares of common stock valued at $174,000 with a vesting date of March 1, 2016. The fair value of these grants was determined using the fair value of the common shares at the grant date. The restricted shares are forfeitable upon early voluntary or involuntary termination of the employee’s employment. Upon vesting, the grantee will receive one common share for each restricted share vested. Under the terms of the plan, these share awards do not include voting rights until the shares vest. The Company recorded $77,000 to share-based compensation for the nine months ended September 30, 2014 in connection with the vesting period associated with grants that remain outstanding.

During the first quarter of 2013, the Company granted certain employees, executives and directors an aggregate of 60,000 restricted shares of common stock valued at $556,000. The employee and executive grants have a vesting date of March 1, 2016 while the directors’ vest July 1, 2015. The fair value of these grants was determined using the fair value of the common shares at the grant date. The restricted shares are forfeitable upon early voluntary or involuntary termination of the employee’s employment. Upon vesting, the grantee will receive one common share for each restricted share vested. Under the terms of the plan, these share awards do not include voting rights until the shares vest. The Company recorded $151,000 to share-based compensation for the nine months ended September 30, 2014 in connection with the vesting period associated with grants that remain outstanding.

In the second quarter of 2012, Newtek granted certain employees and executives an aggregate of 24,600 restricted shares valued at $184,000. The grants were originally scheduled to vest on July 1, 2014. In June 2014, the Company’s Board of Directors approved delayed vesting for 6,000 shares until February 1, 2015. The fair value of these grants was determined using the fair value of the common shares at the grant date. The restricted shares are forfeitable upon early voluntary or involuntary termination of the employee. Upon vesting, the grantee will receive one common share for each restricted share vested. Under the terms of the plan, these share awards do not include voting rights until the shares vest. The Company recorded $26,000 to share-based compensation for the nine months ended September 30, 2014 in connection with the vesting period associated with grants that remain outstanding.

In March 2011, Newtek granted certain employees, executives and board of directors an aggregate of 228,400 shares of restricted stock valued at $1,941,000 or $8.50 per share. In June 2014, the Company’s Board of Directors approved delayed vesting for 167,000 shares until February 1, 2015. The fair value of these grants was determined using the fair value of the common shares at the grant date. The restricted shares are forfeitable upon early voluntary or involuntary termination of the employee. Upon vesting, the grantee will receive one common share for each restricted share vested. Under the terms of the plan, these share awards do not include voting rights until the shares vest. The grants are valued using the straight-line method and vested on July 1, 2014. The Company recorded $202,000 to share-based compensation for the nine months ended September 30, 2014 in connection with the vesting period associated with grants that remain outstanding.

NOTE 8 – REVERSE STOCK SPLIT:

At the Special Meeting of Shareholders held on October 22, 2014, the Company’s shareholders approved a reverse split of the Company’s shares. Following the Special Meeting, the Company’s Board of Directors approved the reverse split ratio of one new share for each five (1:5) of the Company’s current common shares. The reverse stock split is effective as of the close of business on October 22, 2014. All references in this Report to number of shares, price per share and weighted average number of shares outstanding of Common Stock prior to this reverse stock split have been adjusted to reflect the reverse stock split on a retroactive basis, unless otherwise noted.

NOTE 9 – EARNINGS PER SHARE:

Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. The effect of common share equivalents is included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive. The calculations of earnings per share were:

	Three months ended September 30:		Nine months ended September 30:
(In thousands except per share data):	2014	2013	2014	2013

Numerator for basic and diluted EPS – income available to common shareholders	$2,644	$1,820	$5,429	$5,114

Denominator for basic EPS – weighted average shares	7,463	7,064	7,220	7,055
Effect of dilutive securities	236	540	468	514

Denominator for diluted EPS – weighted average shares	7,699	7,604	7,688	7,569

Earnings per share – basic	$0.35	$0.26	$0.75	$0.72

Earnings per share – diluted	$0.34	$0.24	$0.71	$0.68

The amount of anti-dilutive shares/units excluded from above is as follows:
Stock options and restricted shares	5	7	5	2
Contingently issuable shares	17	17	17	17

NOTE 10 – WARRANT:

During the quarter ended September 30, 2014, Summit Partners Credit Advisors, L.P. completed a cashless exercise of their warrants. This exercise resulted in the issuance of 336,875 shares of the Company’s common shares. 181,778 of the shares were issued from the Company’s treasury stock.

NOTE 11 – COMMITMENTS AND CONTINGENCIES:

In the ordinary course of business and from time to time, the Company or its subsidiaries are named as a defendant in various legal proceedings. The Company evaluates such matters on a case by case basis and its policy is to contest vigorously any claims it believes are without compelling merit.

We recognize a liability for a contingency in accrued expenses and other liabilities when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. If the reasonable estimate of a probable loss is a range, we accrue the most likely amount of such loss, and if such amount is not determinable, then we accrue the minimum in the range as the loss accrual. The determination of the outcome and loss estimates requires significant judgment on the part of management.

The Company is currently involved in various contract claims and litigation matters. In addition, and as fully described in Part II Item 1. Legal Proceedings, on January 21, 2014, NCMIC Finance Corporation (“NCMIC”) filed a complaint against Universal Processing Services of Wisconsin, LLC (“UPS”), the Company’s merchant processing subsidiary, in the United States District Court for the Southern District of Iowa. The Complaint asserts claims against UPS for breach of the UPS and NCMIC agreement for the processing of credit card transactions, and seeks monetary relief. The Company believes that the claims asserted in the complaint are wholly without merit and intends to vigorously defend the action.

During the quarter ended June 30, 2013 the Federal Trade Commission amended an existing complaint in the matter Federal Trade Commission v. WV Universal Management, LLC et al. to include UPS as an additional defendant on one count. The Company does not believe that the facts or the FTC’s legal theory support the FTC’s allegations against UPS as set forth in the complaint and the Company intends to vigorously challenge the FTC’s claims. As such, we have not established a loss contingency for this matter.

In May 2013, Data Processing Service of Georgia, Inc. (“DPS”), the automated clearing house provider used by the Company’s payroll processing subsidiary, PMT Payroll, LLC (“PMT”), ceased processing payments which resulted in the inability or refusal of DPS’s processing bank, Bancorp Bank (“Bancorp”), to send the corresponding credits to PMT’s customers’ employees. The total amount debited from PMT’s customer accounts and unsuccessfully credited to its’ customers’ employees was approximately $1,318,000. Upon learning of this failure, PMT and the Company immediately paid all funds owing directly to any of its affected customers’ employees. Of this amount, the Company has successfully recovered approximately $800,000 to date. On June 22, 2013, Bancorp filed an Interpleader Complaint in the United States District Court for the District of Delaware (the “Court”) and deposited with the Court approximately $248,000, the balance remaining in the DPS settlement account maintained at Bancorp. Bancorp named as defendants PMT and the other payroll companies, and their clients, who Bancorp has alleged may have claims to the funds on deposit with the Court. On October 22, 2013, Bancorp Bank filed its Amended Interpleader Complaint. On December 20, 2013, PMT answered the Amended Interpleader Complaint and asserted cross-claims against DPS for breach of contract and conversion and counterclaims against Bancorp for aiding and abetting DPS’s wrongful conduct. In August 2014, the Company settled with Bancorp for $345,000 and expensed approximately $158,000 which represented the remaining receivable balance.

During the quarter ended September 30, 2014, the Company’s third party credit card processing subsidiary Universal Processing Services of Wisconsin, LLC (“NMS”) began incurring charge-backs (customer returns) for one of its merchants. Under the

Visa/MasterCard/Discover system, NMS is secondarily responsible for funding merchant charge-backs, and as a result of this merchant’s failure to meet all of its charge-back obligations during the quarter ended September 30, 2014 (and continuing into the quarter ending December 31, 2014), NMS began funding the merchant’s charge-backs. NMS believes that the charge-backs are a result of the merchant conducting its business in breach of its Merchant Processing Application and Merchant Processing Agreement with NMS, and promptly terminated the relationship with the merchant. The Company has been in discussions with the merchant and its affiliates in order to obtain repayment of the charge-back liabilities incurred by NMS. In addition, NMS has secured and perfected security interests in certain assets of the merchant and its affiliates, has taken physical possession of certain assets of the merchant and its affiliates, has the corporate guarantee as well as a personal guarantee of the principal of the merchant, has rebutted a significant number of the charge-backs with the credit card issuing banks, and intends to vigorously pursue recovery against the merchant and its affiliates. For the quarter ended September 30, 2014, and as of October 27, 2014, NMS has funded charge-backs in the amount of approximately $673,000 and $986,000, respectively. Because of NMS’ collection efforts, security interests, control of collateral and personal and corporate guarantees, the Company does not believe at this time that the charge-backs will have a material adverse effect on our consolidated results of operations.

Management has determined that, in the aggregate, the pending legal actions should not have a material adverse effect on our consolidated results of operations, cash flows or financial condition. In addition, we believe that any amount that could be reasonably estimated of potential loss or range of potential loss is not material.

NOTE 12 – SEGMENT REPORTING:

Operating segments are organized internally primarily by the type of services provided. The Company has aggregated similar operating segments into six reportable segments: Electronic payment processing, Small business finance, Managed technology solutions, All other, Corporate and Capcos.

The Electronic payment processing segment is a processor of credit card transactions, as well as a marketer of credit card and check approval services to the small- and medium-sized business market. Expenses include direct costs (included in a separate line captioned electronic payment processing costs), salaries and benefits, and other general and administrative costs all of which are included in the respective caption on the condensed consolidated statements of income.

The Small business finance segment consists of Small Business Lending, Inc., a lender that primarily originates, sells and services government guaranteed SBA 7(a) loans to qualifying small businesses through NSBF, its licensed SBA lender; the Texas Whitestone Group which manages the Company’s Texas Capco; and NBC which provides accounts receivable financing, billing and accounts receivable maintenance services to businesses. NSBF generates revenues from sales of loans, servicing income for those loans retained or contracted to service by NSBF and interest income earned on the loans themselves. The lender generates expenses for interest, salaries and benefits, depreciation and amortization, and provision for loan losses, all of which are included in the respective caption on the condensed consolidated statements of income. NSBF also has expenses such as loan recovery expenses, loan processing costs, professional fees, and other expenses that are all included in the other general and administrative costs caption on the condensed consolidated statements of income.

The Managed technology solutions segment consists of NTS, acquired in July 2004. NTS’s revenues are derived primarily from web hosting services and consist of web hosting and set up fees. NTS generates expenses such as salaries and benefits, and depreciation and amortization, which are included in the respective caption on the accompanying condensed consolidated statements of income, as well as professional fees, licenses and fees, rent, and general office expenses, all of which are included in other general and administrative costs in the respective caption on the condensed consolidated statements of income.

The All other segment includes revenues and expenses primarily from qualified businesses that received investments made through the Company’s Capcos which cannot be aggregated with other operating segments. The two largest entities in the segment are Newtek Insurance Agency, LLC, an insurance sales operation, and Business Connect, LLC, a provider of sales and processing services. Also included in this segment are: Newtek Payroll Services, a provider of payroll management, payment and tax reporting services, Exponential of New York, LLC, an entity determined to be a subsidiary on January 1, 2012, and Advanced Cyber Security Systems, LLC, (“ACS”), a start-up company formed to offer web-based security solutions to the marketplace.

Corporate activities represent revenue and expenses not allocated to our segments. Revenue includes interest income and management fees earned from Capcos (and included in expenses in the Capco segment). Expenses primarily include corporate operations related to broad-based sales and marketing, legal, finance, information technology, corporate development and additional costs associated with administering the Capcos.

The Capco segment, which consists of the twelve Capcos, generates non-cash income from tax credits, interest income and gains from investments in qualified businesses which are included in other income. Expenses primarily include non-cash interest and insurance expense, management fees paid to Newtek (and included in the Corporate activities revenues), legal, and auditing fees and losses from investments in qualified businesses.

Management has considered the following characteristics when making its determination of its operating and reportable segments:

•	the nature of the product and services;

•	the type or class of customer for their products and services;

•	the methods used to distribute their products or provide their services; and

•	the nature of the regulatory environment (for example, banking, insurance, or public utilities).

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The following table presents the Company’s segment information for the periods ended September 30, 2014 and 2013 and total assets as of September 30, 2014 and December 31, 2013 (in thousands):

	For the three months ended September 30, 2014	For the three months ended September 30, 2013	For the nine months ended September 30, 2014	For the nine months ended September 30, 2013
Third Party Revenue
Electronic payment processing	$22,777	$22,177	$67,468	$67,303
Small business finance	10,949	7,575	31,222	23,399
Managed technology solutions	3,818	4,455	12,068	13,449
All other	739	689	1,946	1,992
Corporate activities	272	250	673	650
Capcos	102	42	312	131

Total reportable segments	38,657	35,118	113,689	106,924
Eliminations	(491)	(414)	(1,308)	(995)

Consolidated Total	$38,166	$34,774	$112,381	$105,929

Inter-Segment Revenue
Electronic payment processing	$1,121	$735	$3,165	$2,030
Small business finance	117	61	402	195
Managed technology solutions	152	123	446	387
All other	407	283	1,248	789
Corporate activities	970	1,054	2,953	2,700
Capcos	202	192	590	614

Total reportable segments	2,969	2,448	8,804	6,715
Eliminations	(2,969)	(2,448)	(8,804)	(6,715)

Consolidated Total	$—	$—	$—	$—

Income (loss) before income taxes
Electronic payment processing	$2,210	$1,879	$6,089	$6,179
Small business finance	4,244	1,728	10,809	5,932
Managed technology solutions	804	881	2,476	2,818
All other	(368)	(311)	(1,067)	(1,213)
Corporate activities	(2,037)	(1,847)	(8,316)	(5,722)
Capcos	(229)	(377)	(688)	(958)

Total reportable segments	4,624	1,953	9,303	7,036
Eliminations	(101)	—	(275)	—

Totals	$4,523	$1,953	$9,028	$7,036

Depreciation and amortization
Electronic payment processing	$73	$84	$193	$289
Small business finance	419	329	1,206	896
Managed technology solutions	337	327	1,004	989
All other	51	50	154	152
Corporate activities	37	40	111	124
Capcos	—	1	—	4

Totals	$917	$831	$2,668	$2,454

Identifiable assets	As of September 30, 2014	As of December 31, 2013
Electronic payment processing	$8,680	$9,060
Small business finance	164,838	156,444
Managed technology solutions	12,066	12,027
All other	3,877	3,828
Corporate activities	9,048	9,357
Capco	4,677	7,896

Consolidated Total	$203,186	$198,612

NOTE 13 – SUBSEQUENT EVENTS:

On October 29, 2014, the Company’s lending subsidiary, NSBF, closed an additional $23,000,000 in financing with Capital One, NA which increased the existing revolving credit facility from $27,000,000 to $50,000,000. The amendment also extended the term of the facility from May 31, 2015 to May 16, 2018. In connection with the closing, the Company incurred closing costs of approximately $298,000 which will be amortized over the term of the loan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction and Certain Cautionary Statements

The following discussion and analysis of our financial condition and results of operations is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial position of the Company together with its subsidiaries. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the accompanying notes.

The statements in this Quarterly Report on Form 10-Q may contain forward-looking statements relating to such matters as anticipated  future financial performance, business prospects, legislative developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results to differ materially from the anticipated results expressed in the forward-looking statements such as intensified competition and/or operating problems in its operating business projects and their impact on revenues and profit margins or additional factors as described in the Company’s Annual Report on Form 10-K.

Our Capcos operate under a different set of rules in each of the six jurisdictions which place varying requirements on the structure of our investments. In some cases, particularly in Louisiana, we don’t control the equity or management of a qualified business but that cannot always be presented orally or in written presentations.

Executive Overview

For the quarter ended September 30, 2014, the Company reported income before income taxes of $4,523,000, a $2,570,000 or 132% increase from $1,953,000 for the same quarter of 2013. Net income attributable to Newtek Business Services, Inc. increased to $2,644,000 in the third quarter of 2014 from $1,820,000 in the same quarter of 2013. The increase in both income before income taxes and net income attributable to Newtek Business Services, Inc. was primarily attributable to increases in premium and servicing income from the Small Business Finance segment. The increase in premium income resulted from loans sold during the third quarter of 2014 at a weighted average premium of 113% compared to 111% in the same period in 2013 combined with an increase in the total amount of loans sold. Servicing fee income increased as a result of an increase in third party servicing fee portfolios. Total revenues increased by $3,392,000, or 9.8% to $38,166,000 from $34,774,000 for the quarter ended September 30, 2014, due primarily to increased revenues in the Small business finance segment.

In Electronic payment processing, the segment had an increase in revenue primarily due to the implementation of a monthly Payment Card Industry Data Security Standard (“PCI”) non-compliance fee initiated in the third quarter of 2014 and an increase in processing volume. Segment revenue increased by 3.0% due to the implementation of the monthly non-compliance fee, a 5.0% increase in average monthly processing volume per merchant and 1.0% increase in average pricing. Our processing margin, or processing revenue less processing costs, increased 1.5% in the current quarter compared with the same quarter in 2013. In the Small business finance segment, the total volume of loan originations increased to $48,685,000 in loans funded during the third quarter of 2014 compared with $42,299,000 in the year ago quarter. Our aggregate servicing portfolio increased by 74%, the majority of which was attributable to growth in our third party servicing portfolio which more than doubled in volume to over $578,269,000 at September 30, 2014. Total servicing fee income improved by 97% increasing to $2,627,000 in the current quarter compared with $1,334,000 for the three months ended September 30, 2013. Interest income also increased by 36% as a result of the average outstanding performing portfolio of SBA loans held for investment, which increased by $30,100,000 over the same quarter of 2013. Overall, the Small Business Finance segment had a 146% increase in income before income taxes for the third quarter of 2014 compared with the three months ended September 30, 2013.

Managed technology solutions segment revenue decreased by 14% for the three months ended September 30, 2014. While the segment realized an increase in the average monthly revenue per plan, the total number of web hosting plans continued to decline during the third quarter of 2014. Competition from other webhosting providers as well as alternative services continued to have a negative impact on this segment of our business. In the All Other segment, total revenue increased by 7% for the three months ended September 30, 2014 compared with the same period in 2013, due to an increase in insurance commission revenue primarily driven by increases in premiums on renewed property and casualty policies and forced place insurance. The increase in revenue was offset by an increase in expenses, primarily in other general and administrative costs, which resulted in an 18% increase in segment loss before income taxes. The loss in our Corporate activities segment increased by $190,000, the majority of which was attributable to increased interest expense from the new term loan and line of credit with Capital One, NA.

On June 26, 2014, the Company entered into a four year $20,000,000 credit agreement with Capital One, NA consisting of a $10,000,000 term loan and a revolving line of credit of up to $10,000,000. The purpose of the new facilities was to refinance the Company’s existing debt from Summit Partners Credit Advisors, L.P., payoff the current portion of the NTS loan, and for general working capital purposes.

On October 1, 2013 the Company filed a Form N-2 Registration Statement with the Securities and Exchange Commission which subsequently became effective on November 12, 2014. The Company’s intention is to file an election to be regulated as a Business Development Company (“BDC”) under the Investment Company Act of 1940 and intends to operate subsequently as an internally managed, non-diversified closed-end investment company. The Company also intends to elect to be treated as a Regulated Investment Company under subchapter M of the Internal Revenue Code for U.S. federal income tax purposes. On November 12, 2014 the Company completed its conversion to a BDC by merging with and into its wholly-owned subsidiary, Newtek Business Services Corp. (the “Successor Company”). The merger was completed in conjunction with the public offering of the Successor Company’s common stock.

Business Segment Results:

The results of the Company’s reportable segments for the three and nine months ended September 30, 2014 and 2013 are discussed below:

Electronic Payment Processing

	Three months ended September 30:
(In thousands):	2014	2013	$ Change	% Change
Revenue:
Electronic payment processing	$22,777	$22,176	$601	3%
Interest income	—	1	(1)	(100)%

Total revenue	22,777	22,177	600	3%

Expenses:
Electronic payment processing costs	19,120	18,939	181	1%
Salaries and benefits	1,000	808	192	24%
Professional fees	54	111	(57)	(51)%
Depreciation and amortization	73	84	(11)	(13)%
Insurance expense – related party	26	12	14	117%
Other general and administrative costs	294	344	(50)	(15)%

Total expenses	20,567	20,298	269	1%

Income before income taxes	$2,210	$1,879	$331	18%

Three Months Ended September 30, 2014 and 2013

Electronic payment processing (“EPP”) revenue increased $601,000 or 3% between years. Revenue increased primarily due to the implementation of a monthly PCI non-compliance fee initiated in August and an increase in processing volume due to an increase in the average monthly processing volume per merchant of 5% between periods. However, processing volume was unfavorably impacted by a decrease in the number of merchant transactions of 4% and a decrease in the average number of merchants of 4% between periods. An increase in the average pricing between periods by 1% also contributed to the increase in revenue while expected attrition in previously acquired portfolios between years, slightly offset some of the revenue gains.

Processing revenues less electronic payment processing costs (“margin”) increased from 14.6% in 2013, to 16.1% in 2014. The increase in margin was primarily due to the implementation of a monthly non-compliance fee initiated during the quarter. Overall, the increase in margin dollars was $420,000 between years.

Salaries and benefits increased $192,000, or 24% between years. This increase is due to the Company hiring additional senior level staff in 2014, which resulted in overall higher salaries, payroll taxes and benefits for the three months ended September 30, 2014. Partially offsetting this increase was a reduction in stock compensation expense of $9,000 and an $8,000 increase in capitalized salaries as compared to the same period one year ago. Salary costs related to the development of internally developed software is capitalized and as a result decreases salary expense and increases depreciation and amortization expense over the future service period.

Professional fees decreased $57,000, or 51% between years due to a decrease in legal fees of $18,000 attributable to remediation costs related to the FTC complaint, a decrease in consulting fees of $13,000 related to the PCI audit and a decrease in professional fees of $18,000 due to a reduction in the use of outside professionals. Depreciation and amortization decreased $11,000 between periods as a result of previously acquired portfolio intangible assets becoming fully amortized between periods. Remaining costs decreased $36,000 or 10% between years mainly due to a decrease in marketing expense of $81,000, partially offset by an increase in software expense of $39,000.

Income before income taxes increased $331,000, or 18%, to $2,210,000 in 2014, from $1,879,000 in 2013. The increase was due to the increase in the dollar margin of operating revenues less electronic payment processing costs of $420,000, partially offset by a net increase in other operating expenses between years.

	Nine months ended September 30:
(In thousands):	2014	2013	$ Change	% Change
Revenue:
Electronic payment processing	$67,467	$67,299	$168	—
Interest income	1	4	(3)	(75)%

Total revenue	67,468	67,303	165	—

Expenses:
Electronic payment processing costs	57,034	56,826	208	—
Salaries and benefits	2,964	2,671	293	11%
Professional fees	255	328	(73)	(22)%
Depreciation and amortization	193	289	(96)	(33)%
Insurance expense – related party	50	37	13	35%
Other general and administrative costs	883	973	(90)	(9)%

Total expenses	61,379	61,124	255	—

Income before income taxes	$6,089	$6,179	$(90)	(2)%

Nine Months Ended September 30, 2014 and 2013

EPP revenue increased $168,000 or less than 1% between years. Revenue increased primarily due to the implementation of a monthly PCI non-compliance fee initiated in August and an increase in processing volume due to an increase in the average monthly processing volume per merchant of 4% between periods. However, processing volume was unfavorably impacted by a decrease in the number of merchant transactions of 1% and a decrease in the average number of merchants of 1% between periods. The revenue gains were also partially offset by a decrease in the average pricing of less than 1% and expected attrition in previously acquired portfolios between years.

Processing revenues less electronic payment processing costs (“margin”) decreased from 15.6% in 2013 to 15.5% in 2014. The decrease in margin is mainly due to competitive pricing considerations, particularly for larger processing volume merchants. Overall, the decrease in margin dollars was $40,000 between years.

Salaries and benefits increased $293,000 or 11% between years. This increase is due to the Company hiring additional senior level staff in 2014, which resulted in overall higher salaries, payroll taxes and benefits of approximately $268,000 between years. The accelerated vesting of a stock award to an executive in 2014 also contributed to the increase as net stock compensation expense increased by $87,000 between years. Partially offsetting this increase was a reduction in health insurance costs of $52,000 and a $25,000 increase in capitalized salaries as compared to the same period one year ago. Salary costs related to the development of internally developed software is capitalized and as a result decreases salary expense and increases depreciation and amortization expense over the future service period.

Professional fees decreased $73,000, or 22% between years. This decrease was mainly the result of higher consulting costs incurred in 2013, which were attributable to remediation costs related to the charge-back losses incurred in 2012 associated with a group of merchants and the actions of a former senior executive at NMS. This decrease was partially offset by an increase in legal fees in 2014 mostly attributable to the FTC complaint and remediation costs.

Depreciation and amortization decreased $96,000 between periods as the result of previously acquired portfolio intangible assets becoming fully amortized between periods. Remaining costs decreased $77,000 or 8% between years principally due to a decrease in marketing expense of $136,000 between years partially offset by an increase in software expense of $38,000.

Income before income taxes decreased $90,000, or 2%, to $6,089,000 in 2014, from $6,179,000 in 2013. The decrease was due to the decrease in the dollar margin of operating revenues less electronic payment processing costs of $40,000, as well as a net increase in other operating expenses between years.

Small Business Finance

	Three months ended September 30:
(In thousands):	2014	2013	$ Change	% Change
Revenue:
Premium income	$5,801	$4,104	$1,697	41%
Servicing fee – NSBF portfolio	915	730	185	25%
Servicing fee – third party portfolio	1,711	604	1,107	183%
Interest income	1,688	1,239	449	36%
Other income	834	898	(64)	(7)%

Total revenue	10,949	7,575	3,374	45%

Net change in fair value of:
SBA loans held for sale	23	(70)	93	133%
SBA loans held for investment	(516)	(356)	(160)	(45)%

Total net change in fair value	(493)	(426)	(67)	(16)%

Expenses:
Salaries and benefits	2,560	1,794	766	43%
Interest	1,100	1,387	(287)	(21)%
Professional fees	222	280	(58)	(21)%
Depreciation and amortization	419	329	90	27%
Provision for loan losses	14	57	(43)	(75)%
Insurance Expense – related party	58	48	10	21%

Other general and administrative costs	1,839	1,526	313	21%

Total expenses	6,212	5,421	791	15%

Income before income taxes	$4,244	$1,728	$2,516	146%

Business Overview

The Small Business Finance segment is comprised of NSBF, which is a non-bank SBA 7(a) lender that originates, sells and services government guaranteed loans under Section 7(a) of the Small Business Act, for its own portfolio; SBL, which services loans of other financial institutions; and NBC which provides accounts receivable financing and billing services to businesses. Revenue is derived primarily from premium income generated by the sale of the guaranteed portions of SBA loans, interest income on SBA loans held for investment and held for sale, servicing fee income on the guaranteed portions of SBA loans sold, servicing income for loans originated by other lenders for which SBL is the servicer, and financing and billing services, classified as other income above, provided by NBC. Most SBA loans originated by NSBF charge an interest rate equal to the Prime rate plus an additional percentage amount; the interest rate resets to the current Prime rate on a monthly or quarterly basis, which will result in changes to the amount of interest accrued for that month and going forward and a re-amortization of a loan’s payment amount until maturity.

Accounting Policy

On October 1, 2010, the Company elected to adopt the fair value option for SBA 7(a) loans funded on or after that date. For these fair value loans, premium on loan sales equals the cash premium and the value of the servicing asset paid by the purchaser in the secondary market, the discount created on the unguaranteed portion from the sale which formerly reduced premium income is now included in the fair value line item, and, by not capitalizing various transaction expenses, the salaries and benefits and loan processing expense lines portray a value closer to the cash cost to operate the lending business. The Company uses a discounted cash flow model to measure the fair value of performing loans held for investment. If a loan measured at fair value is subsequently impaired, then the fair value of the loan is measured based on the present value of expected future cash flows discounted at the loan’s market interest rate, or the fair value of the collateral if the loan is collateral dependent. The significant unobservable inputs used in the fair value measurement of the impaired loans involve management’s judgment in the use of market data and third party estimates regarding collateral values. Such estimates are further discounted by 20% – 80% to reflect the cost of liquidating the various assets under collateral. Any subsequent increases or decreases in any of the inputs would result in a corresponding decrease or increase in the allowance for loan losses or fair value of SBA loans, depending on whether the loan was originated prior or subsequent to October 1, 2010. Because the loans bear interest at a variable rate, NSBF does not have to factor in interest rate risk.

Consideration in calculating the allowance for loan losses includes past and current loss experience, current portfolio composition, future estimated cash flows, and the evaluation of real estate and other collateral, as well as current economic conditions. For all loans originated on or prior to September 30, 2010, management performed a loan-by-loan review of the estimated uncollectible portion of non-performing loans; subsequent to September 30, 2010, management began recording all loan originations on a fair value basis which requires a valuation reduction of the unguaranteed portion of loans held for investment to a level that takes into consideration future losses. This valuation reduction is reflected in the line item above: Net Change in Fair Value of SBA Loans Held for Investment.

Small Business Finance Summary

	Three months ended September 30, 2014		Three months ended September 30, 2013
	# Loans	$0,000	# Loans	$0,000

Loans sold in the quarter	39	$36,523	43	$32,240
Loans originated in the quarter	47	$48,685	52	$42,299
Premium income recognized	—	$5,801	—	$4,104

Average sale price as a percent of principal balance (1)		113.19%		110.74%

(1)	Premiums greater than 110.00% must be split 50/50 with the SBA. The premium income recognized above reflects amounts net of split with the SBA.

For the three months ended September 30, 2014, the Company recognized $5,801,000 of premium income from 39 loans sold aggregating $36,523,000 as compared with $4,104,000 of premium income from 43 loans sold aggregating $32,240,000 for the three months ended September 30, 2013. Premiums on guaranteed loan sales averaged 113.19% with 1% servicing for the quarter ended September 30, 2014 compared with 110.74% with 1% servicing for the quarter ended September 30, 2013.

	Three months ended September 30:
(In thousands):	2014	2013	$ Change	% Change

Total NSBF originated servicing portfolio (2)	$578,269	$444,691	$133,578	30%
Third party servicing portfolio	500,229	174,621	325,608	186%

Aggregate servicing portfolio	$1,078,498	$619,312	$459,186	74%

Total servicing income – NSBF originated portfolio	$915	$730	$185	25%
Total servicing income – third party portfolios	1,711	604	1,107	183%

Total servicing income	$2,626	$1,334	$1,292	97%

(2)	Of this amount, the total average NSBF originated portfolio earning servicing income was $430,938,000 and $322,739,000 for the three months ended September 30, 2014 and 2013, respectively.

We are the contractor managing and servicing portfolios of SBA 7(a), USDA and other loans acquired by the FDIC from failed financial institutions, and we assist the FDIC in the packaging of these loans for sale. Our existing servicing facilities and personnel perform these activities supplemented by contract workers as needed. The size of the portfolio we will service for the FDIC, and thus the revenue earned, varies over time and depends on the level of bank failures and the needs of the FDIC in managing portfolios acquired from those banks as well as the success of being able to sell such portfolios. We continued to add third party loan servicing contracts in 2014, for both the FDIC and other third parties.

The $1,292,000 increase in total servicing income was attributable primarily to the increase in FDIC servicing income of $1,156,000 as a result of the addition in November 2013 of an additional portfolio, which we service for the FDIC partially off-set by a decline in other third party loan servicing contracts of $49,000 income period over period. The average third party servicing portfolio increased from $160,391,000 for the three month period ended September 30, 2013 to $502,247,000 for the same three month period in 2014. Servicing fees received on the NSBF portfolio increased by $185,000 period over period and was attributable to the expansion of the NSBF originated portfolio in which we earn servicing income. The portfolio increased from an average of $322,739,000 for the three month period ending September 30, 2013 to an average of $430,938,000 for the same three month period in 2014. This increase was the direct result of increased loan originations throughout 2013 and into 2014.

Interest income increased by $449,000 for the three month period ended September 30, 2014 as compared to the same period in 2013. This increase was attributable to the average outstanding performing portfolio of SBA loans held for investment increasing from $76,337,000 to $106,398,000 for the quarters ended September 30, 2013 and 2014, respectively.

Other income decreased by $64,000 for the three month period ended September 30, 2014 as compared to the same period in 2013. The decrease is attributable primarily to decreases at NBC in receivable fees of $83,000 partially offset by increases at NSBF and SBL in fee income of $46,000.

The increase in the change in fair value loss associated with SBA loans held for sale of $93,000 is related to the amount of unsold guaranteed loans during a period, the timing of when those loans sell and the change in premium being received on those loans. The amount of unsold guaranteed loans increased by $98,000 at September 30, 2014 compared with June 30, 2014, while there was a decrease of $371,000 in unsold guaranteed loans at September 30, 2013 compared to June 30, 2013.

The change in the fair value loss of SBA loans held for investment of $160,000 is the result of an increase in loans originated held for investment partially offset by a decrease in the valuation adjustment applied to the loans held for investment portfolio. Loans originated held for investment aggregated $12,064,000 compared to $10,429,000 for the periods ended September 30, 2014 and 2013, respectively.

The period over period valuation adjustment of 7.5% remained unchanged from June 30, 2013 to September 30, 2013. In 2014, a discounted cash flow methodology was applied resulting in a decrease in the valuation adjustment from 5.30% of total principal as of June 30, 2014, to 5.03% of total principal as of September 30, 2014.

The change in the valuation adjustment from 5.30% as of June 30, 2014 to 5.03% as of September 30, 2014 is attributable primarily to an increase in the weighted average remaining term of the retained loan portfolio from 16.69 years as of June 30, 2014 to 17.31 years as of September 30, 2014 and an increase in the recovery rate from 69.07% as of June 30, 2014 to 70.53% as of September 30, 2014. The increase in the weighted average remaining term is attributable to an increase in the weighted average term of loans originated quarter over quarter, partially offset by normal portfolio amortization and prepayments of principal. The increase in the recovery rate is attributable primarily to the collateral composition of loans originated quarter over quarter secured by a greater percentage of real estate as an asset class, which typically yields more robust recovery rates as opposed to depreciable assets. For the periods ended September 30, 2014 and June 30, 2014, approximately 68.67% and 67.02% of the respective performing loan portfolio retained balances were principally secured by real estate.

Salaries and benefits increased by $766,000 primarily due to the addition of staff in all departments. Combined headcount increased by 17% from 84 employees at September 30, 2013 to 98 employees at September 30, 2014.

Interest expense decreased by $287,000 for the quarter ended September 30, 2014 compared with the same period in 2013. NSBF experienced a decrease in interest expense of $522,000 in connection with the payoff of the Summit debt, partially offset by increased expense of $164,000 in connection with the closing of the 2013 securitization transaction in December 2013, coupled with an increase of $109,000 related to the Capital One line of credit. The Capital One revolving line of credit increased from an average outstanding balance of $18,340,000 for the quarter ended September 30, 2013 to $22,923,000 for the same period in 2014. NBC experienced a decrease in interest expense of $38,000 due to lower borrowing under the Sterling line which decreased from an average outstanding balance of $7,892,000 for the quarter ended September 30, 2013 to an average outstanding balance of $5,166,000 for the quarter ended September 30, 2014.

Professional fees for the quarter ended September 30, 2014 decreased by $58,000 when compared with the same period last year, primarily due to a decrease in accounting fees of $39,000, consulting fees of $31,000 and other fee related items of $4,000 partially offset by an increase in trustee fees of $16,000.

The provision for loan losses decreased from $57,000 for the three months ended September 30, 2013 to $14,000 for the same period in 2014, a decrease of $43,000 or 75.4%. The allowance for loan losses decreased from $1,684,000, or 11.5% of the gross cost basis portfolio balance of $14,698,000 at September 30, 2013, to $1,001,000, or 9.5% of the gross cost basis portfolio balance of $10,569,000 at September 30, 2014. The period over period reduction in the allowance for loan losses of the gross cost basis portfolio is a result of overall credit improvement in the cost basis portfolio.

In determining the net change in fair value of loans held for investment for the quarter ended September 30, 2014, the Company used a discounted cash flow model which incorporated a series of expected future cash flows for the performing SBA 7(a) loan portfolio, and discounts those cash flows at a market clearing yield of 5.38%. The key assumptions used in the model are considered unobservable inputs and include anticipated prepayment speeds, cumulative default rates, the cost of loan servicing, and Prime rate expectations. The Company used an assumed prepayment speed of 19% based on current market conditions and historical experience for the loan portfolio, against a prepayment curve developed from NSBF historical experience to calculate expected loan prepayments in a given year. Defaults are defined as any loan placed on non-accrual status as of September 30, 2014. The cumulative default rate, defined as the percent of loan balance that will enter final liquidation in a given year, was estimated to be 25%, and was derived from NSBF historical experience. The mix of NSBF’s loan portfolio continues to shift from start-up businesses, to predominately existing businesses. Our historical default and loss rates demonstrate that this particular segment (i.e. Existing Business) of our SBA loan portfolio continues to experience the lowest rate of defaults and ultimate losses over our nine year history of originating loans. When computing the cumulative default rate to be applied to the performing portfolio loan balances, the Company excluded the last three years of originations as those loans have not seasoned yet. The discounted cash flow analysis resulted in a price equivalent of 94.97% of the par amount on our loans held for investment.

Other general and administrative costs increased by $313,000 when compared to the comparable period of the prior year. The increase was primarily attributed to increases in loan origination costs of $231,000, loan recovery and servicing expenses of $319,000 and marketing expenses of $74,000 for the quarter ended September 30, 2014 partially offset by decreases in bad debt expense of $296,000.

The increase of loan originations combined with improvements in servicing, and interest, generated by the addition to and enhanced performance of the portfolio as well as an increase in third party servicing, were sufficient to offset additional salaries, servicing and origination, and marketing expenses. The resulting pretax income of $4,244,000 was a 146% improvement over the same three month period in 2013.

	Nine months ended September 30:
(In thousands):	2014	2013	$ Change	% Change
Revenue:
Premium income	$15,931	$13,301	$2,630	20%
Servicing fee – NSBF portfolio	2,661	2,007	654	33%
Servicing fee – third party portfolio	5,248	2,346	2,902	124%
Interest income	4,810	3,409	1,401	41%
Other income	2,572	2,336	236	10%

Total revenue	31,222	23,399	7,823	33%

Net change in fair value of:
SBA loans held for sale	(121)	163	(284)	(174)%
SBA loans held for investment	(1,519)	(1,737)	218	13%

Total net change in fair value	(1,640)	(1,574)	(66)	(4)%

Expenses:
Salaries and benefits	7,322	5,602	1,720	31%
Interest	4,300	3,927	373	9%
Professional fees	731	799	(68)	(9)%
Depreciation and amortization	1,206	896	310	35%
Provision for loan losses	(54)	384	(438)	(114)%
Insurance expense – related party	175	142	33	23%
Other general and administrative costs	5,093	2,711	950	23%

Total expenses	18,773	15,893	2,880	18%

Income before income taxes	$10,809	$5,932	$4,877	82%

Small Business Finance Summary

	Nine months ended September 30, 2014		Nine months ended September 30, 2013
(In thousands):	# Loans	$ Amount	# Loans	$ Amount

Loans sold	125	$104,845	112	$90,167
Loans originated	134	$136,851	121	$119,951
Premium income recognized		$15,931		$13,301

Average net sale price (3)		112.68%		112.43%

(3)	Premiums greater than 110.00% must be split 50/50 with the SBA. The premium income recognized above reflects amounts net of split with the SBA.

For the nine months ended September 30, 2014, the Company recognized $15,931,000 of premium income from 125 loans sold aggregating $104,845,000. During the same period of 2013, the Company recognized $13,301,000 of premium income from 112 loans sold totaling $90,167,000. Premiums on guaranteed loan sales averaged 112.68% with 1% servicing for the nine months ended September 30, 2014 as compared with 112.43% with 1% servicing for the nine months ended September 30, 2013.

Servicing Portfolios and related Servicing Income

	Nine months ended September 30:
(In thousands):	2014	2013	$ Change	% Change

Total NSBF originated servicing portfolio (4)	$578,269	$444,691	$133,578	30%
Third party servicing portfolio	500,229	174,621	325,608	186%

Aggregate servicing portfolio	$1,078,498	$619,312	$459,186	74%

Total servicing income – NSBF originated portfolio	$2,661	$2,007	$654	33%
Total servicing income – third party portfolio	5,248	2,346	2,902	124%

Total servicing income	$7,909	$4,353	$3,556	82%

(4)	Of this amount, total average NSBF originated portfolio earning servicing income was $407,930,000 and $301,368,000 for the nine month period ended September 30, 2014 and 2013, respectively.

We are the contractor managing and servicing portfolios of SBA 7(a), USDA and other loans acquired by the FDIC from failed financial institutions, and we assist the FDIC in the packaging of these loans for sale. Our existing servicing facilities and personnel perform these activities supplemented by contract workers as needed. The size of the portfolio we will service for the FDIC, and thus the revenue earned, varies and depends on the level of bank failures and the needs of the FDIC in managing portfolios acquired from those banks as well as the success of being able to sell such portfolios. We continued to add third party loan servicing contracts in 2014, for both the FDIC and other third parties.

Servicing fees received on the NSBF portfolio increased by $654,000 period over period and was attributable to the expansion of the NSBF portfolio in which we earn servicing income, which increased from an average of $301,368,000 for the nine month period ending September 30, 2013 to an average of $407,930,000 for the same nine month period in 2014. This increase was the direct result of increased loan originations throughout 2013 and the first nine months of 2014. Third party servicing income increased by $2,902,000 and was attributable primarily to the increase in FDIC servicing income of $2,925,000 partially offset by a decline in other third party servicing in the amount of $23,000. The average FDIC serviced portfolio increased from $90,219,000 as of September 30, 2013 to $430,066,000 as of September 30, 2014.

Interest income increased by $1,401,000 for the nine months ended September 30, 2014 as compared to the same period in 2013 as a result of the average outstanding performing portfolio of SBA loans held for investment increasing from $67,982,000 to $100,281,000 for the nine months ended September 30, 2013 and 2014, respectively.

Other income increased by $236,000 for the nine months ended September 30, 2014 as compared to the same period in 2013. This increase is mainly attributed to increases in NSBF and SBL consulting income of $269,000, fee related income of $250,000 and loan recoveries of $73,000, partially offset by a decrease in NBC receivable income of $206,000 and other fee related income of $154,000.

The change in fair value loss associated with SBA loans held for sale of $284,000 is related to the amount of unsold guaranteed loans during a period, the timing of when those loans sell and the change in premium being received on those loans. The amount of unsold guaranteed loans decreased by $1,188,000 for the nine month period ended September 30, 2014, while there was an increase of $1,321,000 in unsold guaranteed loans for the nine month period ended September 30, 2013.

The change in the fair value loss of SBA loans held for investment of $218,000 is the result of an increase in loans originated held for investment partially offset by a decrease in the valuation adjustment applied to the loans held for investment portfolio. Loans originated held for investment aggregated $33,192,000 compared to $28,353,000 for the periods ended September 30, 2014 and 2013, respectively.

The period over period valuation adjustment of 7.5% remained unchanged from December 31, 2012 to September 30, 2013. As of December 31, 2013, a discounted cash flow methodology was applied resulting in a decrease in the valuation adjustment from 6.01% of total principal as of December 31, 2013, to 5.03% of total principal as of September 30, 2014.

The change in the valuation adjustment from 6.01% as of December 31, 2013 to 5.03% as of September 30, 2014 is attributable primarily to increases in the weighted average remaining term of the retained loan portfolio from 16.55 years as December 31, 2013 to 17.31 years as of September 30, 2014 and the recovery rate from 65.80% as of December 31, 2013 to 70.53% as of September 30, 2014. The increase in the weighted average remaining term is attributable to an increase in the weighted average term of loans originated period over period, partially offset by normal portfolio amortization and prepayments of principal. The increase in the recovery rate is attributable primarily to the collateral composition of loans originated period over period secured by a greater percentage of real estate as an asset class, which typically yields more robust recovery rates as opposed to depreciable assets. For the periods ended September 30, 2014 and December 31, 2013, approximately 68.67% and 64.21% of the respective performing loan portfolio retained balances were principally secured by real estate.

Salaries and benefits increased by $1,720,000 primarily due to the addition of staff in all departments. Combined headcount increased by 27% from an average of 74 for the nine months ended September 30, 2013 to an average of 94 for the nine months ended September 30, 2014.

Interest expense increased by $373,000 for the nine months ended September 30, 2014 compared with the same period in 2013, due primarily to the 2013 closing of the securitization transactions which increased interest at NSBF by $803,000 and an additional $181,000 increase related to the Capital One line of credit which increased from an average outstanding balance of $13,383,000 for the nine months ended September 30, 2013 to $19,282,000 for the same period in 2014. These increases were partially offset by a decrease at NSBF of $519,000 due to the payoff of the Summit debt and a decrease of $91,000 at NBC due to a reduction in average outstanding borrowings under the Sterling line from $7,949,000 at September 30, 2013 to $5,658,000 at September 30, 2014.

Professional fees for the nine months ended September 30, 2014 decreased by $68,000 when compared with the same period last year, primarily due to a decrease in accounting fees of $84,000 and consulting fees of $28,000 offset by an increase in trustee fees of $66,000.

The provision for loan losses decreased from $384,000 for the nine months ended September 30, 2013 to a net release of $54,000 for the same period in 2014, a decrease of $438,000 or 114.1%. The allowance for loan losses decreased from $1,684,000, or 11.5% of the gross cost basis portfolio balance of $14,698,000 at September 30, 2013, to $1,001,000, or 9.5% of the gross cost basis portfolio balance of $10,569,000 at September 30, 2014. The year over year reduction in the allowance for loan losses of the gross cost basis portfolio is a result of overall credit improvement in the cost basis portfolio.

In determining the net change in fair value of loans held for investment for the quarter ended September 30, 2014, the Company used a discounted cash flow model which incorporated a series of expected future cash flows for the performing SBA 7(a) loan portfolio, and discounts those cash flows at a market clearing yield of 5.38%. The key assumptions used in the model are considered unobservable inputs and include anticipated prepayment speeds, cumulative default rates, the cost of loan servicing, and Prime rate expectations. The Company used an assumed prepayment speed of 19% based on current market conditions and historical experience for the loan portfolio, against a prepayment curve developed from NSBF historical experience to calculate expected loan prepayments in a given year. Defaults are defined as any loan placed on non-accrual status as of September 30, 2014. The cumulative default rate, defined as the percent of loan balance that will enter final liquidation in a given year, was estimated to be 25%, and was derived from NSBF historical experience. The mix of NSBF’s loan portfolio continues to shift from start-up businesses, to predominately existing businesses. Our historical default and loss rates demonstrate that this particular segment (i.e. Existing Business) of our SBA loan portfolio continues to experience the lowest rate of defaults and ultimate losses over our nine year history of originating loans. When computing the cumulative default rate to be applied to the performing portfolio loan balances, the Company excluded the last three years of originations as those loans have not seasoned yet. The discounted cash flow analysis resulted in a price equivalent of 94.97% of the par amount on our loans held for investment.

Other general and administrative costs increased by $950,000 when compared to the comparable period of the prior year. The increase was attributed to increases in loan origination costs of $371,000, loan recovery and servicing expenses of $629,000 and additional marketing expense of $212,000 in connection with our television ad campaign for the nine month period ended September 30, 2014. This was partially offset by a decrease in NBC bad debt expense of $254,000.

The increase of loan originations and the size of the portfolio, combined with improvements in interest income, generated by the addition to and enhanced performance of the portfolio, were sufficient to offset additional salaries, servicing and origination expenses. The resulting pretax income of $10,809,000 for the nine months ended September 30, 2014 was a 82% improvement over pretax income of $5,932,000 for the nine months ended September 30, 2013.

Managed Technology Solutions

	Three months ended September 30:
(In thousands):	2014	2013	$ Change	% Change
Revenue:
Web hosting and design	$3,818	$4,455	$(637)	(14)%

Expenses:
Salaries and benefits	1,079	1,300	(221)	(17)%
Interest	6	44	(38)	(86)%
Professional fees	77	115	(38)	(33)%
Depreciation and amortization	336	327	9	3%
Insurance expense – related party	5	—	5	100%

Other general and administrative costs	1,511	1,788	(277)	(15)%

Total expenses	3,014	3,574	(560)	(16)%

Income before income taxes	$804	$881	$(77)	(9)%

Three months ended September 30, 2014 and 2013:

Revenue is derived primarily from recurring contracted fees for hosting websites for shared hosting, dedicated servers and cloud instances (the “plans”). Less than 2% of revenues were derived from contracted services to design and maintain web sites. Revenue between periods decreased $637,000, or 14%, to $3,818,000 in 2014. The decrease in web hosting revenue is the result of a decrease in the average monthly number of total plans by 4,735 or 11% between periods to 39,569 plans in 2014, from 44,304 plans in the third quarter of 2013. Partially offsetting the decrease in revenue was an increase in the average monthly revenue per plan of 3% to $32.80 in 2014 from $31.80 in 2013, which reflects a growth in customers purchasing higher cost plans including additional options and services, The average monthly number of dedicated server plans in 2014, which generate a higher monthly fee versus shared hosting plans, decreased by 180 plans between periods, or 15%, to an average of 986 plans from an average of 1,166 in 2013. The average monthly number of shared hosting plans in the third quarter of 2014 decreased by 4,488, or 11%, to an average of 37,970 from 42,458 in 2013. The average number of cloud instances decreased by 67 to an average of 613 from 680 in 2013. Competition from other web hosting providers as well as alternative website services continued to have an overall negative effect on web hosting plan count and revenue growth between periods

It continues to be management’s intent to increase revenues and margin per plan through higher cost and value service offerings to customers, although this may result in a lower number of plans in place overall. Management has broadened the Company’s focus beyond the Microsoft web platform by now providing its platform capabilities to include open source web applications which have become increasingly attractive to web developers and resellers.

Total expenses of $3,014,000 for the three months ended September 30, 2014 decreased $560,000, or 16%, from $3,574,000 in 2013. Net MTS segment salaries and benefits in 2014 decreased $221,000 or 17% between years to $1,079,000. Gross MTS salaries and benefits are subject to project capitalization accounting rules and are also allocated out to other Newtek segments depending on the nature of work performed by MTS for such other segments. Gross MTS salary costs decreased by $99,000 or 10% mainly due to the average number of full time employees, which was 84 in 2014 compared to 100 in 2013. Benefits decreased by $122,000 or 42% primarily due to the reduction of the bonus expenses of $85,000 due to the decreased performance of the Company’s financial results. In addition, there was a reduction in health insurance in the amount of $14,000 due to the reduction of headcount between years. Finally, there was a reduction in stock compensation by $12,000. Interest expense decreased by $38,000 or 86% between years, due to the payoff of a bank line of credit in June 2014. Professional fees decreased by $38,000 or 33% between years, mainly due to the decrease in web design costs due to the decrease in web design revenue between years. Depreciation and amortization increased $9,000 between years to $336,000 or 3% due to the timing of 2014 planned capital expenditures. Other general and administrative costs decreased $277,000 or 15% between years. Bad debt expense decreased by $106,000, which mostly related to the Company’s collection efforts. In addition, there were decreases in license expense of $86,000, primarily relating to a reduced number of Microsoft servers used. Marketing expenses decreased by $51,000, due to the Company ceasing the marketing campaigns in the Company’s efforts to reduce costs. Processing fees decreased by $31,000, which is directly related to the decrease in revenue. Finally, there was a decrease in telephone and office expenses by $16,000 and $9,000, respectively, due to additional cost cutting efforts by the Company. This was partially offset by an increase in building occupancy costs (rent and utility costs) of $33,000. Rent increased by $67,000, which related to the Company entering into a five year lease extension for the Company’s data center, while utilities decreased by $34,000.

Income before income taxes decreased by $77,000 to $804,000 in 2014 from $881,000 in 2013. The decrease in profitability was principally due to a decline in web hosting revenue between years partially offset by the reduction in salaries and benefits, interest expense, professional fees and other general and administrative costs between years.

	Nine months ended September 30:
(In thousands):	2014	2013	$ Change	% Change
Revenue:
Web hosting and design	$12,068	$13,449	$(1,381)	(10)%

Expenses:
Salaries and benefits	3,682	3,815	(133)	(4)%
Interest	38	74	(36)	(49)%
Professional fees	322	434	(112)	(26)%
Depreciation and amortization	1,004	989	15	2%
Insurance expense – related party	7	—	7	100%
Other general and administrative costs	4,539	5,319	(780)	(15)%

Total expenses	9,592	10,631	(1,039)	(11)%

Income before income taxes	$2,476	$2,818	$(342)	(12)%

Nine months ended September 30, 2014 and 2013:

Revenue is derived primarily from recurring contracted fees for hosting websites for shared hosting, dedicated servers and cloud instances (the “plans”). Less than 3% of revenues were derived from contracted services to design and maintain web sites. Revenue between periods decreased $1,381,000, or 10%, to $12,068,000 in 2014. The decrease in web hosting revenue is the result of a decrease in the average number monthly plans managed by 5,605, or 12% between periods, to 40,115 plans in 2014 from 45,721 plans in 2013. Partially offsetting the decrease in revenue was an increase in the average monthly revenue per plan of 2% to $33.24 in 2014 from $32.68 in 2013. This reflects a growth in customers purchasing higher cost plans including additional options and services. The average monthly number of dedicated server plans in 2014, which generate a higher monthly fee versus shared hosting plans, decreased by 279 between periods, or 22%, to an average of 967 from an average of 1,246 in 2013. The average monthly number of shared hosting plans in 2014 decreased by 5,270, or 12%, to an average of 38,529 from 43,799 in 2013. The average number of cloud instances decreased by 56 to an average of 619 from 675 in 2013. The net decrease of $1,381,000 in web hosting, design and maintenance period over period was offset by revenue earned on the completion of a project in the amount of $241,000 in 2014.

It continues to be management’s intent to increase revenues and margin per plan through higher cost and value service offerings to customers, although this may result in a lower number of plans in place overall. Management has broadened the Company’s focus beyond the Microsoft web platform by now providing its platform capabilities to include open source web applications which have become increasingly attractive to web developers and resellers.

Total expenses for 2014 decreased by $1,039,000, or 11%, from $10,631,000 in 2013 to $9,592,000 in 2014. Net MTS segment salaries and benefits decreased by $133,000 or 4% between years to $3,682,000. Gross MTS salaries and benefits are subject to project capitalization accounting rules and are also allocated out to other Newtek segments depending on the nature of work performed by MTS for such other segments. The average number of full time employees decreased to 92 in 2014 compared to 98 in 2013, while gross salary costs and payroll taxes increased by approximately $68,000 between years due to the increase in average wage per full time employee. Benefits decreased by $201,000 most significantly due to the reduction of the bonus expenses of $108,000 due to the decreased performance of the Company’s financial results. In addition, there was a reduction in health insurance in the amount of $46,000 due to the reduction of headcount between years. Finally, there was a reduction in stock compensation by $38,000. Interest expense decreased by $36,000 or 49% between years, due to the payoff of a bank line of credit in June, 2014. Professional fees decreased by $112,000 or 26% between years, mainly due to the decrease in web design costs due to the decrease in web design revenue between years. Depreciation and amortization increased $15,000 between periods to $1,004,000 due to capital expenditures throughout 2014. Other general and administrative costs decreased by $780,000 or 15% between years. The decrease relates primarily to a decrease in licensing expense of approximately $239,000 due to a reduction in Microsoft servers. In addition, bad debt expense decreased by $163,000, which mostly related to the Company’s collection efforts. The Company ceased their marketing campaign, which decreased expenses between years by $110,000. In addition, credit card processing fees decreased by $69,000 due to lower revenue between years. Finally, there was a decrease in maintenance and support in the amount of $53,000, telephone expenses in the amount of $44,000, office expenses in the amount of $38,000 and travel expenses in the amount of $26,000 between years. These expenses decreased mainly due to the Company’s cost reduction efforts. This was partially offset by an increase in building occupancy costs (rent and utility costs) of $33,000. Rent increased by $67,000, which related to the Company entering into a five year lease extension for the Company’s data center, while utilities decreased by $34,000.

Income before income taxes decreased 342,000 to $2,476,000 in 2014 from $2,818,000 in 2013. The decrease in profitability was principally due to a decline in web hosting revenues partially offset by the reduction in salaries and benefits, interest expense, professional fees and other general and administrative costs between years.

All Other

	Three months ended September 30:
(In thousands):	2014	2013	$ Change	% Change
Revenues:
Insurance commissions	$471	$433	$38	9%
Insurance commissions – related party	108	90	18	20%
Other income	141	141	—	—
Other income-related party	19	25	(6)	(24)%

Total revenue	739	689	50	7%

Expenses:
Salaries and benefits	579	597	(18)	(3)%
Professional fees	138	188	(50)	(27)%
Depreciation and amortization	51	50	1	2%
Other general and administrative costs	339	165	174	105%

Total expenses	1,107	1,000	107	11%

Loss before income taxes	$(368)	$(311)	$(57)	(18)%

Three months ended September 30, 2014 and 2013:

The All Other segment includes revenues and expenses primarily from Newtek Insurance Agency, LLC (“NIA”), Newtek Payroll Services (“PAY”) and qualified businesses that received investments made through the Company’s Capco programs which cannot be aggregated with other operating segments.

Insurance commissions – related party represents commissions earned by NIA on policies sold to Newtek and its subsidiaries, and other income – related party represents fees charged by Newtek Payroll Services, LLC to Newtek and subsidiaries; all related party revenues and expenses are eliminated upon consolidation.

Total revenue increased by $50,000 for the three months ended September 30, 2014 primarily due to an increase in insurance commissions, which was due to increases in the premiums earned on renewals of property and casualty policies and on our force placed insurance book. Insurance commissions – related party also increased as a result of the corporate property and casualty policy renewals in September 2014.

Salaries and benefits decreased by $18,000 for the three months ended September 30, 2014 as compared to the prior year quarter due to the replacement of three employees who were terminated at the end of 2013 and were replaced throughout 2014, combined with the reduction of staff at ACS. Professional fees decreased by $50,000 in the current quarter of which, $24,000 was attributable to a reduction in insurance broker commission expense, as well as a decrease of $20,000 in consulting expenses.

Other general and administrative costs increased by $174,000 in the current quarter, which includes a $162,000 loss related to a settlement by PAY related to DPS litigation, $5,000 increase in referral fees as a result of increased payroll clients and an increase of $4,000 in office expenses.

	Nine months ended September 30:
(In thousands):	2014	2013	$ Change	% Change
Revenue:
Insurance commissions	$1,272	$1,347	$(75)	(6)%
Insurance commissions – related party	182	173	9	5%
Other income	433	411	22	5%
Other income – related party	59	61	(2)	3%

Total revenue	1,946	1,992	(46)	(2)%

Expenses:
Salaries and benefits	1,805	1,924	(119)	(6)%
Professional fees	347	464	(117)	(25)%
Depreciation and amortization	154	152	2	1%
Other general and administrative costs	707	665	42	6%

Total expenses	3,013	3,205	(192)	(6)%

Loss before income taxes	$(1,067)	$(1,213)	$146	12%

Nine months ended September 30, 2014 and 2013:

Total revenue decreased by $46,000 for the nine months ended September 30, 2014 compared to prior period in 2013. Insurance commission revenue decreased by $75,000 due to a contraction in the renewal book of business, primarily on benefits-type policies, and in our force placed insurance book. The $22,000 increase in other income year over year, was related to PAY, which realized a 43% increase in the total number of payroll clients from 363 at September 30, 2013 to 520 at September 30, 2014.

Total expenses decreased by $192,000 year over year primarily due to a $119,000 decrease in salaries and benefits; $50,000 of which, was attributable to NIA, and principally related to the termination of three employees in the fourth quarter of 2013, who were replaced throughout 2014; the remainder of the decrease was primarily related to ACS which reduced headcount during 2014. Professional fees decreased by $117,000. $68,000 is attributable to a reduction in insurance broker commission expense, $28,000 of the decrease is related to a reduction in legal fees related to the DPS litigation. In addition, NIA had a reduction of $10,000 in accounting and tax fees. Other general and administrative costs increased $42,000. The increase is attributed to a $162,000 increase due to litigation loss related to DPS litigation settlement, an increase in payroll system fees and referral fees of $25,000 due to an increase in payroll clients along with a $20,000 increase in software maintenance fees for payroll systems. These increases were offset by a decrease of $150,000 related to software licensing fees at ACS.

Corporate activities:

	Three months ended September 30:
(In thousands):	2014	2013	$ Change	% Change
Revenue:
Management fees – related party	$199	$249	$(50)	(20)%
Interest income	73	1	72	7,200%

Total revenue	272	250	22	9%

Expenses:
Salaries and benefits	1,303	1,244	59	5%
Interest expense	205	—	205	100%
Professional fees	162	247	(85)	(34)%
Depreciation and amortization	37	40	(3)	(8)%
Insurance expense – related party	45	78	(33)	(42)%
Other general and administrative costs	557	488	69	14%

Total expenses	2,309	2,097	212	10%

Loss before income taxes	$(2,037)	$(1,847)	$(190)	(10)%

Three months ended September 30, 2014 and 2013:

The Corporate activities segment implements business strategy, directs marketing, provides technology oversight and guidance, coordinates and integrates activities of the other segments, contracts with alliance partners, acquires customer opportunities, and owns our proprietary NewTracker™ referral system and all other intellectual property rights. This segment includes revenue and expenses not allocated to other segments, including interest income, Capco management fee income, and corporate operating expenses. These operating expenses consist primarily of internal and external accounting expenses, internal and external corporate legal expenses, corporate officer salaries, sales and marketing expense and rent for the principal executive offices.

Revenue is derived primarily from management fees earned from the Capcos. Related management fee revenue declined 20% to $199,000 for the three months ended September 30, 2014, from $249,000 for the three months ended September 30, 2013. Management fees, which are eliminated upon consolidation, are expected to decline in the future as the Capcos mature and utilize their cash. If a Capco does not have current or projected cash sufficient to pay management fees, then such fees are not accrued.

Total expenses increased by $212,000 in the current quarter due primarily to an increase in interest expense of $205,000 incurred on the term loan and line of credit with Capital One, NA, which closed in June 2014, which was used to repay Summit and the outstanding balance on the MTS term loan.

The loss before income taxes increased by 10% to $2,037,000 for the three months ended September 30, 2014, as compared to the same period in 2013, primarily due to increased interest expense in connection with the new term note and line of credit from Capital One, NA.

	Nine months ended September 30:
(In thousands):	2014	2013	$ Change	% Change
Revenue:
Management fees – related party	$597	$647	$(50)	(8)%
Interest and other income	76	3	73	2,433%

Total revenue	673	650	23	4%

Expenses:
Salaries and benefits	4,180	4,168	12	—%
Interest expense	2,151	—	2,151	100%
Professional fees	766	1,029	(263)	(26)%
Depreciation and amortization	111	124	(13)	(10)%
Insurance expense – related party	93	133	(40)	(30)%
Other general and administrative costs	1,688	919	769	84%

Total expenses	8,989	6,373	2,616	41%

Loss before income taxes	$(8,316)	$(5,722)	$(2,594)	45%

Nine months ended September 30, 2014 and 2013:

Revenue is derived primarily from management fees earned from the Capcos. Related party management fee revenue declined 8% to $597,000 for the nine months ended September 30, 2014, from $647,000 for the nine months ended September 30, 2013. Related party management fees, which are eliminated upon consolidation, are expected to continue to decline in the future as the Capcos mature and utilize their cash. If a Capco does not have current or projected cash sufficient to pay management fees, then such fees are not accrued.

Total expenses increased $2,616,000, or 41% for the nine months ended September 30, 2014 from the same period in 2013 due primarily to a $2,151,000 increase in interest expense of which $1,905,000 was related to the closing of the new term loan and line of credit with Capital One, NA which was used to repay Summit and the outstanding balance on the MTS term note. The $1,905,000 increase relates to the amortization of deferred financing cost and debt discount related to the Summit note. The additional interest expense in the current nine month period resulted from the recognition of the unamortized debt discount on the Summit note, as well as the remaining unamortized deferred financing costs. The refinancing of the Summit note will significantly reduce the Company’s expense going forward as the interest cost on the $10,000,000 term note was reduced from 15% to Prime plus 2.5%.

The increase in other general and administrative costs of $769,000 for the nine months ended September 30, 2014 compared with the same period in 2013 was due primarily to a $453,000 increase in marketing expense due to an increase in the amount of air time purchased for our television ad campaign, as compared with the prior period, increase in rent and utilities of $89,000 and a $244,000 reversal of an accrual in the prior period for a contract dispute which was settled in June 2013. These increases were partially offset by a $263,000 reduction in professional fees due to higher legal fees in the prior period in connection with higher audit costs incurred during 2013.

Loss before income taxes increased by $2,594,000, or 45% for the nine months ended September 30, 2014, as compared to the same period in 2013, due primarily to the increase in interest expense as well as an increase in marketing expense, which were slightly offset by decreases in professional fees, insurance expense – related party, and other expenses.

Capcos

	Three months ended September 30:
(In thousands):	2014	2013	$ Change	% Change
Revenue:
Income from tax credits	$11	$31	$(20)	(65)%
Dividend income – related party	87	—	87	100%
Interest income	4	2	2	100%
Other income	—	9	(9)	(100)%

Total revenue	102	42	60	143%

Net change in fair value of:
Credits in lieu of cash and Notes payable in credits in lieu of cash	(2)	—	(2)	(100)%

Expenses:
Management fees – related party	199	249	(50)	(20)%
Interest expense	19	41	(22)	(54)%
Professional fees	88	98	(10)	(10)%
Other general and administrative costs	23	31	(8)	(26)%

Total expenses	329	419	(90)	(21)%

Loss before income taxes	$(229)	$(377)	$148	39%

Three months ended September 30, 2014 and 2013:

As described in Note 3 to the condensed consolidated financial statements (unaudited), effective January 1, 2008, the Company adopted fair value accounting for its financial assets and financial liabilities concurrent with its election of the fair value option for substantially all credits in lieu of cash, notes payable in credits in lieu of cash and prepaid insurance. These are the financial assets and liabilities associated with the Company’s Capco notes that are reported within the Company’s Capco segment. The table above reflects the effects of the adoption of fair value measurement on the income and expense items (income from tax credits, interest expense and insurance expense) related to the revalued financial assets and liability for the three months ended September 30, 2014 and 2013. In addition, the net change to the revalued financial assets and liability for the three months ended September 30, 2014 and 2013 is reported in the line “Net change in fair value of Credits in lieu of cash and Notes payable in credits in lieu of cash” on the condensed consolidated statements of income (unaudited).

The Company does not anticipate creating any new Capcos in the foreseeable future and the Capco segment will continue to incur losses going forward. The Capcos will continue to earn cash investment income on their cash balances and incur cash management fees and operating expenses. The amount of cash available for investment and to pay management fees will be primarily dependent upon future returns generated from investments in qualified businesses. Income from tax credits will consist solely of accretion of the discounted value of the declining dollar amount of tax credits the Capcos will receive in the future; the Capcos will continue to incur non-cash interest expense related to the tax credits.

Revenue is derived primarily from non-cash income from tax credits, interest and dividend income. The $20,000 decrease in tax credits for the three months ended September 30, 2014 versus the same period in 2013 reflects the effect of the declining dollar amount of tax credits remaining in 2014. The amount of future income from tax credits revenue will fluctuate with future interest rates. However, over future periods through 2016, the amount of tax credits will decrease to zero. The increase in total revenue for the three months ended September 30, 2014 compared to the year ago quarter is due primarily to $74,000 in accrued dividends from a related party, earned by three of the Capcos on equity investments made in 2013, as well as a $13,000 dividend from a preferred interest held in a related party. All related-party revenue and expenses are eliminated upon consolidation.

Expenses consist primarily of management fees and non-cash interest expense. Related party management fees decreased by 20%, or $50,000 for the three months ended September 30, 2014 as compared with the same period ended 2013. Related party management fees are expected to decline in the future as the Capcos mature and utilize their cash. Interest expense decreased by $22,000, for the three months ended September 30, 2014 compared with the year ago quarter as a result of the declining amount of notes payable in 2014.

Overall, the pretax loss before income taxes in the Capco segment improved by $148,000, period over period, primarily due to increased income from dividends, and a decrease in interest expense, professional fees and other general and administrative costs for the three months ended September 30, 2014.

	Nine months ended September 30:
(In thousands):	2014	2013	$ Change	% Change
Revenue:
Income from tax credits	$39	$86	$(47)	(55)%
Dividend income – related party	261	—	261	100%
Interest income	8	24	(16)	(67)%
Other income	4	21	(17)	(81)%

Total revenue	312	131	181	138%

Net change in fair value of:
Credits in lieu of cash and Notes payable in credits in lieu of cash	(2)	26	(28)	(108)%

Expenses:
Management fees – related party	597	647	(50)	(8)%
Interest	66	143	(77)	(54)%
Professional fees	203	214	(11)	(5)%
Other general and administrative costs	132	111	21	19%

Total expenses	998	1,115	(117)	(10)%

Loss before income taxes	$(688)	$(958)	$270	28%

Nine months ended September 30, 2014 and 2013:

Revenue is derived primarily from non-cash income from tax credits, interest and dividend income. The decrease in tax credits for the nine months ended September 30, 2014 versus the same period in 2013 reflects the effect of the declining dollar amount of tax credits remaining in 2014. The amount of future income from tax credits revenue will fluctuate with future interest rates. However, over future periods through 2016, the amount of tax credits, and therefore the income the Company will recognize, will decrease to zero. The increase in total revenue for the nine months ended September 30, 2014 compared to year ago period is primarily due to $222,000 in accrued dividends from a related party, earned by three of the Capcos on equity investments made in 2013 and $39,000 dividends from a preferred interest in a related party, partially offset with income from previously written-off investments received in prior period. All related-party revenue and expenses are eliminated upon consolidation.

Expenses consist primarily of management fees and non-cash interest expense. Related party management fees for the nine months ended September 30, 2014 decreased by $50,000. Related party management fees are expected to decline in the future as the Capcos mature and utilize their cash. Interest expense decreased by $77,000, for the nine months ended September 30, 2014 as a result of the declining dollar amount of tax credits payable in 2014. Other general and administrative costs increased $21,000 compared with the year ago period primarily due to a $45,000 write-off of two investments, which was partially offset by a reduction in filing fees and rent expenses.

Overall, the pretax loss before income taxes in the Capco segment improved by $270,000, period over period, primarily due to the increased income from dividends, and a decrease in interest expense, which was partially offset by a reduction in income from tax credits.

Critical Accounting Policies and Estimates:

The Company’s significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in its Form 10-K for the fiscal year ended December 31, 2013. A discussion of the Company’s critical accounting policies, and the related estimates, are included in Management’s Discussion and Analysis of Results of Operations and Financial Position in its Form 10-K for the fiscal year ended December 31, 2013.

Liquidity and Capital Resources

Cash requirements and liquidity needs over the next twelve months are anticipated to be funded primarily through operating results, available cash and cash equivalents, existing credit lines, and additional securitizations of the Company’s SBA lender’s unguaranteed loan portions. As more fully described below, the Company’s SBA lender (“NSBF”) will require additional funding sources to maintain current levels of SBA loan originations in the latter part of 2014 under anticipated conditions; although the failure to find these additional sources may require the reduction in the Company’s SBA lending and related operations, it will not impair the Company’s overall ability to operate. The Company will need to increase its levels of equity and debt financing in order to meet a higher level of loan fundings than in previous years. As such, the Company has also taken steps to convert to a BDC which on October 22, 2014, was approved by our shareholders, as well as a public offering of the Company’s stock. Given weaker results in the business services segments which have historically been cash generators, and the need to raise additional capital, the inability to close these transactions could significantly reduce the rate of growth for the Company. In addition, if the Company should ever be unable to obtain the required approval for its financing arrangements from the SBA, it would likely be unable to continue to make loans.

NSBF depends on the availability of purchasers for SBA loans held for sale transferred to the secondary markets and the premium earned therein to support its lending operations. At this time, the secondary market for the SBA loans held for sale is robust.

As an alternative to holding indefinitely the portions of SBA loans remaining after sale of the guaranteed portions in the SBA supervised secondary market, NSBF has undertaken to securitize these unguaranteed portions. In December 2010, the first such securitization trust established by NSBF issued notes to one investor in the amount of $16,000,000 which received an S&P rating of AA. A second securitization, an amendment to the original transaction, was completed in December 2011, and resulted in an additional $14,900,000 of notes issued to the same investor. NSBF used the cash generated from the first transaction to retire its outstanding term loan from Capital One, N.A. and to fund a $3,000,000 account which during the first quarter of 2011 purchased unguaranteed portions originated subsequent to the securitization transaction. Similarly, the proceeds from the second securitization in 2011 were used to pay down the outstanding balance on the NSBF revolving line of credit with Capital One, N.A., and to fund a $5,000,000 account used to fund additional originations in the first quarter of 2012. Additional securitizations were completed in March 2013 and December 2013 resulting in the issuance of notes in the amount of $20,909,000 and $24,434,000, respectively. Similarly, the proceeds of both transactions were used to pay down the outstanding balance on the NSBF revolving line of credit with Capital One, N.A, and a combined total of $12,945,000 was used to fund an account used to purchase unguaranteed portions of loans throughout 2013, and during the first quarter of 2014. While this securitization process can provide a long-term funding source for the SBA lender, there is no certainty that it can be conducted on an economic basis. In addition, the securitization mechanism itself does not provide liquidity in the short term for funding SBA loans.

In July 2013 the SBA lender, received an extension on the maturity of its warehouse lines of credit, totaling $27,000,000 with Capital One, N.A. from September 30, 2013 to May 31, 2015, at which time the outstanding balance will be converted into a three-year term loan. The extension also enhanced the terms of the credit facilities by removing the $15,000,000 funding sublimit for the non-guaranteed portions of the SBA 7(a) loans NSBF originates, and increasing the advance rate to 55% from 50% for the non-guaranteed portions of the SBA 7(a) loans. The NSBF line of credit is collateralized by all of NSBF’s assets and Newtek guaranteed the repayment obligations. The interest rate on the portion of the facility collateralized by the government guaranteed portion of SBA 7(a) loans, is set at prime plus 1.00%, and there is a quarterly facility fee equal to 25 basis points on the unused portion of the revolving credit calculated as of the end of each calendar quarter. The interest rate on the portion of the facility collateralized by the non-guaranteed portion of SBA 7(a) loans, is set at prime plus 1.875%, and there is a quarterly facility fee equal to 25 basis points on the unused portion of the revolving credit calculated as of the end of each calendar quarter. The agreement includes financial covenants at the parent company level with its consolidated subsidiaries including a minimum fixed charge coverage ratio, minimum EBITDA requirements and minimum cash requirements held at Capital One. As of September 30, 2014, the Company and NSBF were in compliance with the financial covenants set in this line. On October 29, 2014, the Company and Capital One, NA amended the facility to increase the total credit line from $27,000,000 to $50,000,000 and extended the term from May 31, 2015 to May 16, 2018. In connection with the amended facility, the Company incurred deferred financing costs of approximately $298,000 which will be amortized over the term of the line.

Through February 28, 2011, the receivables financing unit, NBC, utilized a $10,000,000 line of credit provided by Wells Fargo Bank to purchase and warehouse receivables. On February 28, 2011, NBC entered into a three year line of credit of up to $10,000,000 with Sterling National Bank which replaced the Wells Fargo line. In December 2012, an amendment was signed providing that upon the achievement of certain profitability levels, the maximum amount of the line of credit under the Agreement can be increased from $10,000,000 to $15,000,000 at a later date upon NBC’s request. The Amendment also extended the maturity date from February 28, 2014 to February 28, 2016. There is no cross collateralization between the Sterling lending facility and the Capital One term loan and credit facility; however, a default under the Capital One term loan or line of credit will create a possibility of default under the Sterling line of credit. The availability of the Sterling line of credit and the performance of the Capital One term loans are subject to compliance with certain covenants and collateral requirements as set forth in their respective agreements, as well as limited restrictions on distributions or loans to the Company by the respective debtor, none of which are material to the liquidity of the Company. At September 30, 2014, the Company and its subsidiaries were in full compliance with applicable loan covenants. The Company guarantees these loans for the subsidiaries up to the amount borrowed; in addition, the Company deposited $750,000 with Sterling to collateralize the guarantee.

In April 2012, the Company closed a $15,000,000 credit facility with Summit comprised of a $10,000,000 term loan, which was drawn at closing, and a $5,000,000 delayed draw term loan to be made upon the satisfaction of certain conditions. The $5,000,000 second tranche of this loan was not drawn by the Company. The funds were used primarily for general corporate purposes including the origination of SBA 7(a) loans. This loan was refinanced and paid in full in June 2014 by Capital One NA.

In June 2014, the Company entered into a four year $20,000,000 credit agreement with Capital One NA consisting of a $10,000,000 term loan and a revolving credit facility of up to $10,000,000. This is in addition to the current $50,000,000 financing line from Capital One which Newtek uses exclusively for its small business lending business and brings the Company’s total financing through Capital One to $70,000,000. Principal and interest on the term loan are payable quarterly in arrears and the interest rate is Prime plus 250 basis points. The term loan is being amortized over a six year period with a final payment due on the maturity date. The interest rate on the revolving line of credit is also Prime plus 250 basis points and is payable monthly in arrears with the principal due at maturity. In addition, the revolving line accrues interest of 0.375% on the unused portion of the line which is payable quarterly in arrears. Interest expense for the three and nine months ended September 30, 2014 was approximately $176,000 and $182,000, respectively. The facility requires the adherence to certain financial covenants including minimum EBITDA, fixed charge coverage ratios, funded debt to EBITDA ratios, as well as minimum cash balance requirements. As of September 30, 2014, the Company was in compliance with all financial covenants.

As of September 30, 2014, the Company’s unused sources of liquidity consisted of approximately $6,792,000 available through its lines of credit, and $4,402,000 in unrestricted cash and cash equivalents.

Restricted cash of $15,465,000 as of September 30, 2014 is primarily held in Small business finance, All Other and our Corporate segments. For Small business finance, approximately $900,000 is owed to CapOne primarily in connection with settled loan transactions, $3,168,000 is due participants, the SBA and others and $3,393,000 is held by the securitization trusts as a reserve on future nonperforming loans. For All other, PMT holds tax deposits for their clients until such payments are due to the respective state or federal authority, and NIA segregates premiums collected from insureds. In addition, as discussed above, the Company deposited $750,000 with Sterling to collateralize its guarantee, which is included in the Corporate segment.

In summary, the Company generated and used cash as follows:

	Nine Months Ended September 30,
(In thousands)	2014	2013
Net cash provided by/(used in) operating activities	$16,334	$(1,257)
Net cash used in investing activities	(25,157)	(24,231)
Net cash provided by financing activities	717	19,020

Net decrease in cash and cash equivalents	(8,106)	(6,468)
Cash and cash equivalents, beginning of period	12,508	14,229

Cash and cash equivalents, end of period	$4,402	$7,761

Net cash provided by operating activities increased by $17,591,000 to cash provided of $16,334,000 for the period ended September 30, 2014 compared to cash used in operations of $1,257,000 for the period ended September 30, 2013. The change primarily reflects the operation of the SBA lender and includes a $6,548,000 increase in prepaid and other expenses arising from the conversion of loans pending settlement as well as a $2,618,000 net increase of cash provided from proceeds from the sale of SBA loans held for sale less loan originations. In the nine months ended September 30, 2014, the Company originated $103,658,000 of SBA loans held for sale and sold $104,845,000 compared with $91,598,000 originated and $90,167,000 sold in the first nine months of 2013.

Net cash used in investing activities includes the unguaranteed portions of SBA loans, the purchase of fixed assets and customer merchant accounts, changes in restricted cash and activities involving investments in qualified businesses. Net cash used in investing activities increased by $926,000 to cash used of $(25,157,000) for the period ended September 30, 2014 compared to cash used of $(24,231,000) for the period ended September 30, 2013. The increase was due primarily to a greater amount of SBA loans originated for investment of $(33,301,000) for the nine month period in 2014 compared with $(28,405,000) in 2013. In addition, the return of investments in qualified businesses, which provided $1,532,000 of cash in 2013 versus no provision in the same period of 2014. These cash uses were partially offset by provision of SBA loans originated for investment which increased by $4,896,000 in the nine months ended September 30, 2014 over the year ago period.

Net cash provided by financing activities primarily includes the net borrowings and (repayments) on bank lines of credit and notes payable as well as securitization activities. Net cash provided by financing activities decreased by $18,803,000 to cash provided of $717,000 for the period ended September 30, 2014 from cash provided of $19,020,000 for the period ended September 30, 2013. Net proceeds from bank lines of credit and term loans provided an additional $10,000,000 in the current nine month period, and was offset by an $11,007,000 cash use for repayments on bank notes payable. Additionally, the prior nine month period ending September 30, 2013 included a cash provision of $20,909,000 related to the Company’s March 2013 securitization transaction, and the change in restricted cash related to this same securitization transaction resulted in an additional cash provision of $7,048,000 in the period ending September 30, 2014.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We consider the principal types of risk in our business activities to be fluctuations in interest rates and loan portfolio valuations and the availability of the secondary market for our SBA loans held for sale. Risk management systems and procedures are designed to identify and analyze our risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

Our SBA lender primarily lends at an interest rate of prime, which resets on a quarterly basis, plus a fixed margin. Our receivable financing business purchases receivables priced to equate to a similar prime plus a fixed margin structure. The Capital One term loan and revolver loan, the securitization notes and the Sterling line of credit are on a prime plus a fixed factor basis. As a result the Company believes it has matched its cost of funds to its interest income in its financing activities. However, because of the differential between the amount lent and the smaller amount financed a significant change in market interest rates will have a material effect on our operating income. In a rising interest rate climate, our cost of funds will increase at a slower rate than the interest income earned on the loans we have made; however, this benefit may be offset by a reduction in premium income. A rise in interest rates may cause an increase in prepayments, thus decreasing the future cash flows of a loan and impacting the premium price paid in the secondary market. Conversely, in a decreasing rate environment, the Company may experience a reduction in interest rate spread; that is, interest income will decline more quickly than interest expense resulting in a net reduction of benefit to operating income, offset by an increase in premium income.

Our lender depends on the availability of secondary market purchasers for the guaranteed portions of SBA loans and the premium received on such sales to support its lending operations. At this time the secondary market for the guaranteed portions of SBA loans is robust but during the 2008 and 2009 financial crisis the Company had difficulty selling it loans for a premium; although not expected at this time, if such conditions did recur our SBA lender would most likely cease making new loans and could experience a substantial reduction in profitability.

We do not have significant exposure to changing interest rates on invested cash which was approximately $19,867,000 at September 30, 2014. We do not purchase or hold derivative financial instruments for trading purposes. All of our transactions are conducted in U.S. dollars and we do not have any foreign currency or foreign exchange risk. We do not trade commodities or have any commodity price risk.

We believe that we have placed our demand deposits, cash investments and their equivalents with high credit-quality financial institutions. Invested cash is held almost exclusively at financial institutions with ratings from S&P of A- or better. The Company invests cash not held in interest free checking accounts or bank money market accounts mainly in U.S. Treasury-only money market instruments or funds and other investment-grade securities. As of September 30, 2014, cash deposits in excess of FDIC and SIPC insurance totaled approximately $8,840,000 and funds held in U.S. Treasury-only money market funds or equivalents in excess of SIPC insurance totaled approximately $1,000.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report and provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Change in Internal Control over Financial Reporting.

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c) Limitations.

A controls system, no matter how well designed and operated, can provide only reasonable, not absolute, assurances that the controls system’s objectives will be met. Furthermore, the design of a controls system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all controls systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We periodically evaluate our internal controls and make changes to improve them.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, the Company may from time to time be party to lawsuits and claims. The Company evaluates such matters on a case by case basis and its policy is to contest vigorously any claims it believes are without compelling merit. The Company is currently involved in various litigation matters. Management has reviewed all legal claims against the Company with counsel and has taken into consideration the views of such counsel, as to the outcome of the claims. In management’s opinion, final disposition of all such claims will not have a material adverse effect on the results of operations, cash flows or financial position of the Company.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification by Principal Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification by Principal Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification by Principal Executive and Principal Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH8	XBRL Taxonomy Extension Schema Document

101.CAL8	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB8	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE8	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWTEK BUSINESS SERVICES, CORP.

Date: November 14, 2014	By:	/s/ Barry Sloane
Barry Sloane Chairman of the Board, Chief Executive Officer and Secretary (Principal Executive Officer)

Date: November 14, 2014	By:	/s/ Jennifer Eddelson
Jennifer Eddelson Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)