Form 10-Q
period 2015-03-31
Newtek Business Services Corp.
filed 2015-05-13
CIK 1587987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____
Commission file number: 814-01035

____________________________________________
NEWTEK BUSINESS SERVICES CORP.
 ____________________________________________

(Exact name of registrant as specified in its charter)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 11, 2015 there were 10,206,301 shares issued and outstanding of the registrant’s Common Stock, par value $0.02 per share.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS AND LIABILITIES
(In Thousands, except for Per Share Data)

	March 31, 2015	December 31, 2014
ASSETS	(Unaudited)	(Note 1)
Investments, at fair value
SBA unguaranteed non-affiliate investments (cost of $138,811 and $131,093, respectively; includes $122,194 and $120,990, respectively, related to securitization trust VIE)	$128,551	$121,477
Affiliate investments (cost of $17,965 and $18,065, respectively)	84,899	77,499
SBA guaranteed non-affiliate investments (cost of $12,993 and $28,057, respectively)	14,724	31,486
Investments in money market funds (cost of $6,000 and $3,000, respectively)	6,000	3,000
Total investments at fair value	234,174	233,462
Cash and cash equivalents	8,593	17,813
Restricted cash	17,246	15,389
Broker receivable	12,959	—
Due from related parties	4,049	3,190
Servicing assets, at fair value	10,363	9,483
Credits in lieu of cash	1,889	2,229
Other assets (includes $2,458 and $2,550, respectively, related to securitization trust VIE)	15,702	20,266
Total assets	$304,975	$301,832
LIABILITIES AND NET ASSETS
Liabilities:
Notes payable	$42,697	$43,023
Notes payable - Securitization trust VIE	76,945	79,520
Dividends payable	3,985	—
Due to related parties	2,720	2,867
Notes payable in credits in lieu of cash	1,889	2,229
Accounts payable, accrued expenses and other liabilities	7,173	7,775
Total liabilities	135,409	135,414
Commitments and contingencies
Net Assets:
Preferred stock (par value $0.02 per share; authorized 1,000 shares, no shares issued and outstanding)	—	—
Common stock (par value $0.02 per share; authorized 54,000 shares, 10,206 issued and outstanding at March 31, 2015 and December 31, 2014, respectively, not including 17 shares held in escrow)	205	205
Additional paid-in capital	162,662	165,532
Distributions in excess of net investment income	(8,984)	(2,523)
Net unrealized appreciation on investments	7,389	2,609
Net realized gains on investments	8,294	595
Total net assets	169,566	166,418
Total liabilities and net assets	$304,975	$301,832
Net asset value per common share	$16.61	$16.31
See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands, except for Per Share Data)

	As a Business Development Company	Prior to becoming a Business Development Company
	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Investment income:
From non-controlled/non-affiliate investments
Interest income	$2,125	$—
Servicing income	1,043	—
Other income	395	—
Total investment income from non-controlled/non-affiliate investments	3,563	—
From controlled/affiliate investments
Interest income	88	—
Dividend income	1,087	—
Other income	12	—
Total investment income from controlled/affiliate investments	1,187	—
Total investment income	4,750	—
Operating revenues:
Electronic payment processing	—	21,527
Web hosting and design	—	3,987
Premium income	—	5,137
Interest income	—	1,561
Servicing fee income – NSBF portfolio	—	832
Servicing fee income – external portfolios	—	1,793
Income from tax credits	—	13
Insurance commissions	—	385
Other income	—	852
Total operating revenues	—	36,087
Net change in fair value of:
SBA loans	—	(1,266)
Credits in lieu of cash and notes payable in credits in lieu of cash	—	1
Total net change in fair value	—	(1,265)
Expenses:
Electronic payment processing costs	—	18,362
Salaries and benefits	3,023	6,478
Interest	1,356	1,636
Depreciation and amortization	85	855
Provision for loan losses	—	(205)
Other general and administrative costs	2,762	5,480
Total expenses	7,226	32,606
Net investment loss	(2,476)	—
Net realized and unrealized gain (loss):
Net realized gain on non-affiliate investments	7,699	—
Net unrealized depreciation on SBA guaranteed non-affiliate investments	(1,698)	—

	As a Business Development Company	Prior to becoming a Business Development Company
	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Net unrealized depreciation on SBA unguaranteed non-affiliate investments	(666)	—
Net unrealized appreciation on affiliate investments	7,500	—
Net unrealized depreciation on servicing assets	(356)	—
Net realized and unrealized gains	12,479	—
Income before income taxes	—	2,216
Net increase in net assets	$10,003	$—
Provision for income taxes	—	849
Net income	—	1,367
Net loss attributable to non-controlling interests	—	24
Net income attributable to Newtek Business Services Corp.	$—	$1,391
Weighted average common shares outstanding:
Basic	—	7,086
Diluted	—	7,677
Basic income per share	$—	$0.20
Diluted income per share	$—	$0.18
Net increase in net assets per share	$0.98	$—
Net investment loss per share	$(0.24)	$—
Dividends and distributions declared per common share	$0.39	$—
Weighted average shares outstanding	10,206	—
See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(In Thousands)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Distributions in Excess of Net Investment Income	Net Unrealized Appreciation	Net Realized Gains	Total
Balance at December 31, 2014	10,206	$205	$165,532	$(2,523)	$2,609	$595	$166,418
Net increase in net assets from operations	—	—	—	(2,476)	4,780	7,699	10,003
Distributions to stockholders	—	—	—	(3,985)	—	—	(3,985)
Reversal of deferred tax asset	—	—	(2,870)	—	—	—	(2,870)
Balance at March 31, 2015	10,206	$205	$162,662	$(8,984)	$7,389	$8,294	$169,566

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	As a Business Development Company	Prior to becoming a Business Development Company
	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Cash flows from operating activities:
Net increase in net assets/net income	$10,003	$1,367
Adjustments to reconcile net increase in net assets/net income to net cash provided by (used in) operating activities:
Net unrealized appreciation on affiliate investments	(7,500)	—
Net unrealized depreciation on non-affiliate investments	2,364	—
Net unrealized depreciation on servicing assets	356	—
Income from tax credits	(8)	(13)
Accretion of interest expense	8	14
Fair value adjustments on SBA loans	—	1,266
Fair value adjustment of credits in lieu of cash and notes payable in credits in lieu of cash	—	(1)
Deferred income taxes	—	(319)
Depreciation and amortization	85	855
Funding of affiliate investments	(200)	—
Originations of SBA guaranteed non-affiliate investments	(37,288)	—
Principal payments received on affiliate investments	300	—
Proceeds from sale of SBA guaranteed non-affiliate investments	52,349	—
Originations of SBA unguaranteed non-affiliate investments	(12,340)	—
Payments received on SBA unguaranteed non-affiliate investments	4,193	—
Accretion of discount	49	70
Provision for loan losses	—	(205)
Other, net	196	643
Changes in operating assets and liabilities:
Net increase in investments in money market funds	(3,000)	—
Originations of SBA loans held for sale	—	(34,224)
Proceeds from sale of SBA loans held for sale	—	34,955
Broker receivable	(12,959)	700
Due to/from related parties	(1,006)	—
Accounts receivable	109	(263)
Prepaid expenses, accrued interest receivable and other assets	1,673	4,636
Accounts payable, accrued expenses, other liabilities and deferred revenue	(541)	(778)
Change in restricted cash	(6,039)	—
Capitalized servicing assets	(1,236)	—
Other, net	—	(875)
Net cash provided by (used in) operating activities	(10,432)	7,828
Cash flows from investing activities:

	As a Business Development Company	Prior to becoming a Business Development Company
	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Investments in qualified businesses	—	(72)
Purchase of fixed assets and customer accounts	(12)	(588)
SBA loans originated for investment, net	—	(11,385)
Payments received on SBA loans	—	2,159
Net cash used in investing activities	(12)	(9,886)
Cash flows from financing activities:
Net borrowings/(repayments) on bank lines of credit	91	(3,977)
Payments on bank term note payable	(417)	(104)
Payments on senior notes	(2,624)	(2,355)
Change in restricted cash related to securitization	4,182	6,323
Additions to deferred financing costs	(4)	(11)
Other, net	(4)	(92)
Net cash provided by (used in) financing activities	1,224	(216)
Net decrease in cash and cash equivalents	(9,220)	(2,274)
Cash and cash equivalents—beginning of period	17,813	12,508
Cash and cash equivalents—end of period	$8,593	$10,234
Supplemental disclosure of cash flow activities:
Non-cash investing and financing activities:
Reduction of credits in lieu of cash and notes payable in credits in lieu of cash balances due to delivery of tax credits to Certified Investors	$348	$417
Foreclosed real estate acquired by portfolio company	$409	$—
Dividends declared	$3,985	$—
Reversal of deferred tax asset	$2,870	$—
See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) MARCH 31, 2015
(In Thousands)

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Performing SBA Unguaranteed Investments (1)
MMS Realty, LLC and Molecular MS Diagnostics, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/18/2040	$160.7	$160.7	$149.2	0.09%
Gurtej Singh and Ranjit Kaur dba Food Fair Market	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/18/2025	22.5	22.5	17.9	0.01%
R & R Security and Investigations Inc. dba Pardners Lake Buchanan	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/19/2040	85.4	85.4	85.7	0.05%
Shelton Incorporated dba Mrs. Winners	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/20/2040	112.5	112.5	111.6	0.07%
CML RW Security, LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	3/20/2025	575.0	575.0	458.3	0.27%
Jaymie Hazard dba Indigo Hair Studio and Day Spa	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/20/2040	42.9	42.9	40.2	0.02%
GPG Enterprises, LLC dba Angel Animal Hospital & Boarding	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/24/2040	67.5	67.5	63.8	0.04%
Loriet, LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/24/2025	12.0	12.0	9.6	0.01%
Zero-In Media Inc.	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	3/25/2025	22.5	22.5	17.9	0.01%
Geo Los Angeles, LLC dba Geo Film Group	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/26/2025	130.0	130.0	114.8	0.07%
Joyce Outdoor Advertising NJ, LLC and Joyce Outdoor Advertising, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/26/2040	54.0	54.0	54.2	0.03%
Carpet Exchange of North Texas Inc. and Clyde E. Cumbie Jr.	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	3/26/2040	810.0	810.0	801.0	0.47%
South Florida Air Conditioning and Refrigeration Corp.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/27/2040	155.5	155.5	152.3	0.09%
Shorr Enterprises Inc. dba New Design Furniture Manufacturers	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	3/27/2025	106.5	106.5	94.8	0.06%
Shellhorn and Hill Inc. dba Total Fleet Service	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/27/2040	1,040.3	1,040.3	925.6	0.55%
Foresite Realty Partners, LLC and Foresite Real Estate Holdings, LLC	Real Estate	Term Loan	Prime plus 2.75%	3/27/2025	1,238.3	1,238.3	987.0	0.58%
Sunset Marine Resort, LLC and GoXpeditions, LLC	Accommodation	Term Loan	Prime plus 2.75%	3/27/2040	301.8	301.8	302.7	0.18%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Balthazar Management Virgin Islands, LLC dba The Beach Café	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/27/2025	123.3	123.3	121.5	0.07%
Copper Beech Financial Group, LLC	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	3/30/2025	125.0	125.0	109.4	0.06%
Delta Aggrigate, LLC	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	3/30/2025	90.0	90.0	88.8	0.05%
The Merrin Group, LLC dba Havana Central	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/31/2025	250.0	250.0	239.5	0.14%
Advance Case RE Holdings, LLC and Advance Case Parts Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/31/2040	758.3	624.0	559.9	0.33%
T and B Boots Inc. dba Takkens	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	3/31/2025	807.8	807.8	722.3	0.43%
Quest Logic Investments, LLC and Kleiner Investments, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/31/2025	22.5	22.5	22.2	0.01%
Mid-South Lumber Co. of Northwest Florida, Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/31/2040	428.8	428.8	381.5	0.22%
Jatcoia 60056, LLC dba Style Encore	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	3/31/2025	22.3	22.3	20.2	0.01%
Triangle Trash, LLC dba Bin There Dump That	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	2/18/2025	74.4	74.4	64.5	0.04%
Kiddie Steps 4 You Inc.	Social Assistance	Term Loan	Prime plus 2.75%	2/20/2040	61.8	61.8	56.9	0.03%
Nelson Financial Services, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/24/2025	12.5	12.5	9.9	0.01%
Pace Motor Lines, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	2/26/2025	66.2	66.2	64.3	0.04%
Kingseal, LLC dba Desoto Health and Rehab Center	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	2/26/2040	1,250.0	1,250.0	1,253.8	0.74%
J&M Concessions Inc, dba A 1 Liquors	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/27/2025	87.5	87.4	75.2	0.04%
Calhoun Satellite Communications Inc. and Transmission Solutions Group	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	2/27/2025	952.8	952.8	801.0	0.47%
Road to Sedona Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/27/2025	56.6	56.6	46.0	0.03%
Baystate Firearms and Training, LLC	Educational Services	Term Loan	Prime plus 2.75%	2/27/2025	63.4	63.4	51.1	0.03%
Luigi's on Main, LLC and Luigi's Main Street Pizza Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/4/2025	11.3	11.3	11.1	0.01%
Douglas Printy Motorsports, Inc. dba Blackburn Trike	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/10/2040	191.8	191.8	178.0	0.10%
Summit Treatment Services Inc.	Social Assistance	Term Loan	Prime plus 2.75%	3/11/2025	22.5	22.5	18.8	0.01%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Firm Foundations Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/13/2025	81.3	81.3	80.1	0.05%
BND Sebastian Limited Liability Company	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/16/2040	172.5	172.5	166.8	0.10%
Royal Crest Motors, LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/16/2040	91.3	91.3	86.6	0.05%
Jung Design Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/20/2022	8.4	8.3	6.6	—%
Palmabak Inc. dba Mami Nora's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/22/2025	21.5	21.3	20.8	0.01%
DocMagnet Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/23/2025	22.5	22.4	18.6	0.01%
Limameno, LLC dba Sal's Italian Ristorante	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/23/2025	83.3	82.7	68.4	0.04%
Dean 1021, LLC dba Pure Pita	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/29/2025	80.0	47.2	39.0	0.02%
DuCharme Realty, LLC and DuCharme Enterprises, LLC	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	2/2/2040	225.1	225.1	204.8	0.12%
Kostekos Inc. dba New York Style Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/6/2040	66.3	66.3	62.5	0.04%
740 Barry Street Realty, LLC and Wild Edibles Inc.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	2/10/2040	492.5	492.5	494.0	0.29%
Silva Realty Holdings, LLC and MF-Silva Enterprises, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/11/2040	171.6	171.6	158.3	0.09%
B & W Towing, LLC and Boychucks Fuel, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/17/2039	164.5	164.0	151.0	0.09%
MM and M Management Inc. dba Pizza Artista	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/19/2025	46.3	46.3	37.8	0.02%
B.S. Ventures, LLC dba Dink's Market	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/19/2039	53.8	53.6	53.4	0.03%
Will Zac Management, LLC dba Papa John's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/19/2024	48.8	48.2	47.5	0.03%
The Jewelers Inc. dba The Jewelers of Las Vegas	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	12/19/2024	1,250.0	1,235.2	997.1	0.59%
Beale Street Blues Company-West Palm Beach, LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/22/2024	187.5	185.2	157.1	0.09%
The Lodin Group, LLC and Lodin Health Imaging Inc.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/23/2039	530.3	528.7	472.1	0.28%
401 JJS Corporation and G Randazzo's Trattoria Corporation	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/23/2039	473.5	411.3	409.1	0.24%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Thermoplastic Services Inc. and Paragon Plastic Sheet, Inc	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	12/23/2039	500.0	498.5	500.0	0.29%
Winter Ventures Inc. dba Qualitybargainbooks and Qualitybargainmall	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/23/2024	156.1	154.2	131.1	0.08%
Carolina Flicks Inc. dba The Howell Theater	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	12/23/2032	163.3	162.4	149.4	0.09%
Atlantis of Daytona. LLC and Ocean Club Sportswear Inc.	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	12/23/2039	240.0	239.3	240.0	0.14%
Bowlerama, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/24/2039	1,202.5	1,200.7	1,200.4	0.71%
Bear Creek Entertainment, LLC dba The Woods at Bear Creek	Accommodation	Term Loan	Prime plus 2.75%	12/30/2024	106.3	104.9	103.5	0.06%
Evans and Paul, LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/30/2024	223.8	221.0	205.7	0.12%
First Prevention and Dialysis Center, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/30/2024	238.3	120.4	118.8	0.07%
Grand Blanc Lanes, Inc. and H, H and H, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/31/2039	133.0	132.6	130.3	0.08%
FHJE Ventures, LLC and Eisenreich II Inc. dba Breakneck Tavern	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/31/2039	245.5	200.8	198.0	0.12%
MLM Enterprises, LLC and Demand Printing Solutions Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/18/2024	70.5	69.2	62.3	0.04%
DC Real, LLC and DC Enterprises, LTD dba Lakeview True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/20/2039	119.4	113.9	110.4	0.07%
Legacy Estate Planning Inc. dba American Casket Enterprises	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/21/2024	42.0	41.2	32.9	0.02%
J&D Resources, LLC dba Aqua Science	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/21/2024	767.9	753.8	616.4	0.36%
DeRidder Chiropractic, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/25/2024	13.2	13.0	12.3	0.01%
Teamnewman Enterprises, LLC dba Newmans at 988	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/25/2039	148.8	148.1	138.1	0.08%
Stormrider Inc. dba Shirley's Stormrider, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	11/25/2024	150.0	147.2	117.4	0.07%
Modern Manhattan, LLC	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	11/25/2024	220.0	215.9	175.1	0.10%
Meridian Hotels, LLC dba Best Western Jonesboro	Accommodation	Term Loan	Prime plus 2.75%	11/25/2039	228.0	228.0	228.6	0.13%
Trading Group 3, Inc.	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	11/26/2024	22.5	22.1	17.6	0.01%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
The Red Pill Management Inc. dba UFC Gym Matthews	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	11/26/2024	54.3	53.8	44.6	0.03%
Homegrown For Good, LLC	Apparel Manufacturing	Term Loan	Prime plus 2.75%	11/26/2024	230.0	228.6	201.2	0.12%
Kemmer, LLC and Apples Tree Top Liquors, LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/4/2039	138.4	138.0	124.9	0.07%
The Conibear Corporation and Conibear Trucking, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	12/5/2024	12.0	11.9	10.4	0.01%
All American Games, LLC and Sportslink - The Game, LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/10/2024	400.0	395.0	337.8	0.20%
3 F Management, LLC and ATC Port Charlotte, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/17/2024	131.3	128.0	109.1	0.06%
185 Summerfield Inc. and Valcon Contracting Corp.	Construction of Buildings	Term Loan	Prime plus 2.75%	10/24/2039	162.3	161.3	156.7	0.09%
Navdeep B Martins and Busy Bubbles, LLC dba Wishy Washy	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/24/2039	89.0	88.6	80.3	0.05%
Seelan Inc. dba Candleridge Market	Gasoline Stations	Term Loan	Prime plus 2.75%	10/27/2039	90.5	90.0	83.8	0.05%
Kantz, LLC and Kantz Auto, LLC dba Kantz's Hometown Auto	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/29/2039	68.1	67.7	64.9	0.04%
Golden Transaction Corporation dba Bleh Sunoco	Gasoline Stations	Term Loan	Prime plus 2.75%	10/30/2039	156.7	155.8	152.2	0.09%
Heartland American Properties, LLC and Skaggs RV Outlet, LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/31/2039	479.0	476.2	458.2	0.27%
Frontier Bulk Solutions, LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	10/31/2024	1,250.0	1,218.9	1,025.3	0.60%
M and C Renovations Inc.	Construction of Buildings	Term Loan	Prime plus 2.75%	10/31/2024	20.3	19.8	15.9	0.01%
Laura L. Smith dba Lisa Smith Studio	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/3/2024	15.0	14.6	11.7	0.01%
Joey O's, LLC and Jennifer Olszewski	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/7/2024	13.1	12.7	10.1	0.01%
JEJE Realty, LLC and La Familia Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/10/2039	205.8	204.9	191.4	0.11%
Ryan Crick and Pamela J. Crick and Crick Enterprises Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2039	145.5	144.4	144.5	0.09%
Modern Leather Goods Repair Shop Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2024	58.8	56.5	44.3	0.03%
Play and Stay, LLC dba Zoom Room Tinton Falls	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/18/2024	42.1	41.3	32.4	0.02%
Utek Corporation dba Arcade Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/22/2039	405.5	403.2	398.6	0.24%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Andrene's, LLC dba Andrene's Caribbean Soul Food Carry Out	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/23/2024	37.8	36.8	29.0	0.02%
R A Johnson Inc. dba Rick Johnson Auto and Tire	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/23/2039	301.3	299.0	299.1	0.18%
North Columbia, LLC and Loop Liquor and Convenience Store, LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/24/2039	159.3	158.1	152.0	0.09%
6 Price Avenue, LLC and Pauley Tree & Lawn Care, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/24/2039	452.5	449.2	390.4	0.23%
Keys Phase One, LLC dba The Grand Guesthouse	Accommodation	Term Loan	Prime plus 2.75%	9/26/2039	736.3	730.9	704.8	0.42%
Auto Shine Carwash Inc. and AKM R. Hossain and Jessica F. Masud	Gasoline Stations	Term Loan	Prime plus 2.75%	9/26/2024	22.5	21.8	18.0	0.01%
Gordon E Rogers dba Stonehouse Motor Inn	Accommodation	Term Loan	Prime plus 2.75%	9/26/2039	57.5	57.1	57.1	0.03%
Colts V, LLC and Nowatzke Service Center, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/26/2039	601.8	597.3	572.8	0.34%
Orange County Insurance Brokerage Inc. dba Beaty Insurance Agency	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	9/29/2039	325.1	323.7	323.8	0.19%
The Woods at Bear Creek, LLC and Bear Creek Entertainment, LLC	Accommodation	Term Loan	Prime plus 2.75%	9/29/2039	513.3	510.3	510.4	0.30%
Roccos, LLC and Sullo Pantalone Inc. dba Rocco's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2039	255.8	253.9	232.5	0.14%
Keller Holdings, LLC and David H Keller III and Carie C Keller	Scenic and Sightseeing Transportation	Term Loan	Prime plus 2.75%	9/30/2039	100.0	99.3	97.9	0.06%
Route 130 SCPI Holdings LLC, (EPC) Route 130 SCPI Operations, LLC (OC)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2039	538.8	538.8	491.1	0.29%
Sumad, LLC dba BrightStar Care of Encinitas	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/2/2024	92.5	90.8	88.6	0.05%
Michael Rey Jr. and Lynn J. Williams (EPC) and GIG Petcare	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/3/2039	126.9	125.9	121.4	0.07%
Smith Spinal Care Center P.C. and James C. Smith	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/8/2039	60.0	59.7	56.7	0.03%
Doctors Express Management of Central Texas, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/8/2024	105.0	90.6	83.2	0.05%
Boilermaker Industries, LLC dba PostNet	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/9/2024	18.8	18.5	16.5	0.01%
DNT Storage and Properties, LLC	Real Estate	Term Loan	Prime plus 2.75%	10/10/2039	101.8	101.2	98.6	0.06%
Capitol Waste and Recycling Services, LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	10/10/2024	257.8	251.3	214.5	0.13%
Return to Excellence, Inc. dba The Waynesville Inn Golf & Spa	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/10/2039	1,250.0	1,249.0	1,249.6	0.74%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Sound Manufacturing Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/10/2024	187.5	183.1	152.7	0.09%
One Hour Jewelry Repair Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/14/2024	20.6	20.0	15.7	0.01%
Grey Light Realty, LLC (EPC) NH Precision Metal Fabricators Inc. (OC)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	8/21/2039	1,226.0	1,215.2	1,191.4	0.70%
Atlas Auto Body Inc. dba Atlas Auto Sales	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/22/2039	51.6	51.1	47.4	0.03%
Qycell Corporation	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	8/26/2024	121.0	116.6	101.0	0.06%
Orange County Cleaning Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/27/2024	41.3	39.7	31.2	0.02%
Lamjam, LLC (EPC) Goldsmith Lambros Inc. (OC)	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	8/27/2024	133.8	129.0	126.8	0.07%
Delta Aggrigate, LLC	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	8/28/2039	911.3	906.1	906.3	0.53%
Alberti and Cardoni, LLC dba Menchie's	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	8/29/2024	77.3	75.8	62.4	0.04%
Feel The World Inc. dba Xero Shoes and Invisible Shoes	Leather and Allied Product Manufacturing	Term Loan	Prime plus 2.75%	9/5/2024	51.9	50.3	40.9	0.02%
B&P Diners, LLC dba Engine House Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/10/2024	80.0	77.5	60.8	0.04%
Indy East Smiles Youth Dentistry, LLC dba Prime Smile East	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/11/2024	630.2	610.6	482.8	0.28%
KW Zion, LLC and Key West Gallery Inc.	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/12/2039	1,250.0	1,240.8	1,195.4	0.70%
RDT Enterprises, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/15/2027	162.8	159.2	150.0	0.09%
Tavern Properties, LLC and Wildwood Tavern, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/15/2039	425.0	425.0	407.1	0.24%
Animal Intrusion Prevention Systems Holding Company, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/15/2024	272.5	264.0	223.7	0.13%
Miss Cranston Diner II, LLC and Miss Cranston II Realty, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/17/2039	109.5	97.3	93.1	0.05%
Honeyspot Investors, LLP and Pace Motor Lines Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	7/24/2039	150.0	148.5	146.9	0.09%
L&S Insurance & Financial Services Inc.	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/25/2024	22.5	21.5	17.2	0.01%
575 Columbus Avenue Holding Company, LLC and LA-ZE, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/30/2039	22.5	22.3	22.3	0.01%
AGV Enterprises, LLC dba Jet's Pizza #42	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2024	54.8	52.4	42.5	0.03%
iFood, Inc. dba Steak N Shake	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2024	379.1	376.3	324.7	0.19%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Almost Home Property, LLC and Almost Home Daycare, LLC	Social Assistance	Term Loan	Prime plus 2.75%	8/7/2039	715.8	710.5	694.9	0.41%
Hamer Road Auto Salvage, LLC and Scott T. Cook and Nikki J. Cook	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	8/8/2039	188.4	186.7	186.8	0.11%
Barber Investments, LLC and Fieldstone Quickstop, LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	8/15/2039	150.0	148.7	126.8	0.07%
Katie Senior Care, LLC dba Home Instead Senior Care	Social Assistance	Term Loan	Prime plus 2.75%	8/15/2024	124.3	119.6	93.8	0.06%
Alpha Preparatory Academy, LLC	Social Assistance	Term Loan	Prime plus 2.75%	8/15/2039	145.2	123.9	123.9	0.07%
S&P Holdings of Daytona LLC (EPC) S&P Corporation of Daytona Beach	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	8/15/2039	433.5	429.6	429.8	0.25%
Nirvi Enterprises, LLC dba Howard Johnson / Knights Inn	Accommodation	Term Loan	Prime plus 2.75%	6/17/2039	920.3	909.4	909.5	0.54%
Hotels of North Georgia, LLC dba Comfort Inn and Suites	Accommodation	Term Loan	Prime plus 2.75%	6/17/2039	837.5	827.6	823.4	0.49%
510 ROK Realty, LLC dba ROK Health and Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/19/2024	332.0	315.8	299.5	0.18%
Big Sky Plaza, LLC and Strickland, Incorporated	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/20/2039	233.4	230.6	219.4	0.13%
RDJ Maayaa Inc. dba RDJ Distributors	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/23/2024	8.7	8.1	6.6	—%
Nikobella Properties, LLC and JPO Inc. dba Village Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/25/2039	476.3	470.6	450.4	0.27%
Zinger Hardware and General Merchant Inc.	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/26/2024	110.5	105.0	93.3	0.06%
JPM Investments, LLC and Carolina Family Foot Care P.A.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/26/2039	136.1	134.7	130.0	0.08%
FHJE Ventures, LLC and Eisenreich II Inc. dba Breakneck Tavern	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/27/2039	321.8	318.1	302.4	0.18%
AMG Holding, LLC and Stetson Automotive, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/30/2039	208.0	205.6	205.6	0.12%
Wired, LLC and Moulison North Corporation	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/30/2024	500.0	474.9	411.5	0.24%
Highway Striping Inc.	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	6/30/2024	53.1	50.4	42.3	0.02%
Lisle Lincoln II Limited Partnership dba Lisle Lanes LP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/30/2024	100.0	95.0	91.1	0.05%
iFood, Inc. dba Steak N Shake	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2039	629.8	622.4	546.9	0.32%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Honeyspot Investors, LLP and Pace Motor Lines Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	6/30/2039	875.3	866.2	857.0	0.51%
Wired, LLC and Moulison North Corporation	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/3/2024	150.1	143.5	124.3	0.07%
Bay State Funeral Services, LLC (EPC) and Riley Funeral Home Inc.(OC)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/21/2039	134.9	133.5	133.5	0.08%
USI Properties, LLC dba U Store It	Real Estate	Term Loan	Prime plus 2.75%	5/23/2039	144.6	142.7	140.6	0.08%
Jonesboro Health Food Center, LLC	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	5/27/2024	60.0	56.6	44.8	0.03%
EGM Food Services Inc. dba Gold Star Chili	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2024	19.2	18.1	15.1	0.01%
R. A. Johnson, Inc. dba Rick Johnson Auto & Tire	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	5/29/2039	943.8	931.5	931.6	0.55%
Wilton Dental Care P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/29/2024	128.1	123.6	98.8	0.06%
CJR LLC (EPC) and PowerWash Plus, Inc. (OC)	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/30/2024	53.0	50.0	45.8	0.03%
Pocono Coated Products, LLC	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/30/2024	22.5	21.2	19.5	0.01%
Long Island Barber Institute Inc.	Educational Services	Term Loan	Prime plus 2.75%	6/2/2039	55.5	54.8	51.4	0.03%
Sujata Inc. dba Stop N Save Food Mart	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/3/2024	22.5	21.4	17.7	0.01%
Sico & Walsh Insurance Agency Inc. and The AMS Trust	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	6/6/2039	250.0	249.2	233.1	0.14%
NVR Corporation dba Discount Food Mart	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/11/2039	68.3	67.0	67.0	0.04%
Rainbow Dry Cleaners	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/13/2024	122.5	116.4	98.3	0.06%
GPG Real Estate Holdings, LLC and GPG Enterprises Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/13/2039	322.1	318.2	298.3	0.18%
GPG Real Estate Holdings, LLC (OC) GPG Enterprises Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/13/2039	162.5	162.4	152.0	0.09%
Global Educational Delivery Services, LLC	Educational Services	Term Loan	Prime plus 2.75%	6/16/2024	60.0	57.3	56.3	0.03%
Wilshire Media Systems Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/17/2024	186.3	174.5	142.6	0.08%
Aiello's Pizzeria, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/18/2024	42.8	40.1	33.3	0.02%
Island Wide Realty, LLC and Long Island Partners, Inc.	Real Estate	Term Loan	Prime plus 2.75%	4/22/2039	103.8	102.3	102.3	0.06%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Gerami Realty, LC (EPC) Sherrill Universal City Corral, LP	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/23/2027	78.8	75.3	72.7	0.04%
Complete Body & Paint, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/23/2039	20.8	20.5	20.5	0.01%
ENI Inc., Event Networks Inc., ENI Worldwide, LLC and Spot Shop Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/25/2024	500.0	468.5	368.9	0.22%
Winter Ventures Inc. and 214 N Franklin LLC	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/29/2024	62.6	58.7	52.1	0.03%
AS Boyals, LLC dba Towne Liquors	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/29/2039	117.5	115.8	115.8	0.07%
The River Beas, LLC and Punam Singh	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/8/2039	90.3	89.1	84.5	0.05%
Moochie's, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/13/2024	100.5	96.0	77.7	0.05%
Hae M. and Jin S. Park dba Buford Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/15/2039	166.5	163.6	150.5	0.09%
Kinisi, Inc. dba The River North UPS Store	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/18/2024	41.3	37.0	32.8	0.02%
636 South Center Holdings, LLC and New Mansfield Brass and Aluminum Co.	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	3/20/2039	497.5	489.3	489.2	0.29%
Cormac Enterprises and Wyoming Valley Beverage Incorporated	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/20/2039	110.8	109.1	109.1	0.06%
Knowledge First Inc. dba Magic Years of Learning and Kimberly Knox	Social Assistance	Term Loan	Prime plus 2.75%	3/21/2039	145.0	142.9	131.7	0.08%
Hascher Gabelstapler Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/26/2024	143.3	133.3	120.3	0.07%
Sapienzo Properties, LLC (EPC) CNS Self-Storage Inc. (OC)	Real Estate	Term Loan	Prime plus 2.75%	3/27/2039	193.8	189.7	189.7	0.11%
TC Business Enterprises, LLC dba Sky Zone Indoor Trampoline Park	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/27/2024	290.1	275.1	224.3	0.13%
Wilban, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/28/2039	427.5	420.5	402.6	0.24%
Lake Area Autosound, LLC and Ryan H. Whittington	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	7/28/2039	125.0	124.6	116.6	0.07%
Hodges Properties, LLC and Echelon Enterprises Inc. dba Treads Bicycle	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	3/31/2039	449.0	441.6	426.3	0.25%
Dantanna's Tavern, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2024	164.3	155.1	130.7	0.08%
Little People's Village II, LLC (OC) and Iliopoulos Realty, LLC (EPC)	Social Assistance	Term Loan	Prime plus 2.75%	3/31/2039	92.1	91.2	82.4	0.05%
Little People's Village II, LLC (OC) and Iliopoulos Realty, LLC (EPC)	Social Assistance	Term Loan	Prime plus 2.75%	3/31/2039	101.5	100.4	90.7	0.05%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
RDT Enterprises, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/31/2028	141.2	135.5	134.2	0.08%
Eagle Aggregate Transportation, LLC and Eagle Pneumatic Transport, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	3/31/2024	1,250.0	697.8	678.3	0.40%
Kemmer, LLC (EPC) and Pitts Package Store, Inc.(OC)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/31/2039	117.5	115.8	99.3	0.06%
1899 Tavern & Tap, LLC and Ale House Tavern & Tap, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/9/2039	137.5	134.5	130.3	0.08%
R2 Tape Inc. dba Presto Tape	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	4/10/2024	78.8	73.8	72.5	0.04%
Family Ties Supply Corp. dba Best Cookies & More dba Cookie Factory Out	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	4/16/2024	53.1	49.8	39.1	0.02%
Pindar Associates, LLC, Pidar Vineyards, LLC, Duck Walk Vineyards Inc.	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	2/25/2024	712.3	658.1	646.7	0.38%
Choe Trade Group Inc. dba Rapid Printers of Monterey	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	2/28/2024	159.3	147.2	140.8	0.08%
952 Boston Post Road Realty, LLC and HNA, LLC dba Styles International	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2039	211.0	207.3	191.6	0.11%
Faith Memorial Chapel, LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2039	214.2	210.7	194.2	0.11%
R & R Boyal, LLC dba Cap N Cat Clam Bar and Little Ease Tavern	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/28/2039	417.5	410.2	384.9	0.23%
Summit Beverage Group, LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	2/28/2024	350.6	324.0	288.3	0.17%
J&M Concessions, Inc.dba A-1 Liquors	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/3/2039	135.6	133.4	120.3	0.07%
Onofrio's Fresh Cut Inc.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/6/2024	75.0	69.9	64.6	0.04%
Avayaan2, LLC dba Island Cove	Gasoline Stations	Term Loan	Prime plus 2.75%	3/7/2039	157.5	154.9	148.1	0.09%
Bowl Mor, LLC dba Bowl Mor Lanes and Spare Lounge, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/13/2039	223.5	219.8	219.8	0.13%
SE Properties 39 Old Route 146, LLC (EPC) SmartEarly Clifton Park, LLC	Social Assistance	Term Loan	Prime plus 2.75%	3/14/2039	408.0	402.5	399.5	0.24%
Tortilla King, Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	3/14/2029	1,033.1	1,011.0	903.5	0.53%
Tortilla King Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	3/14/2039	216.9	214.3	193.4	0.11%
JDR Industries Inc dba CST-The Composites Store	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	1/21/2024	140.3	128.7	110.2	0.06%
3Fmanagement, LLC and ATC Fitness Cape Coral, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	1/24/2024	425.0	389.9	327.5	0.19%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Sarah Sibadan dba Sibadan Agency	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	1/27/2039	129.4	126.9	124.0	0.07%
Atlas Mountain Construction, LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	1/28/2024	16.5	15.1	14.9	0.01%
Robert Star Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/5/2024	46.8	43.2	42.5	0.03%
Sovereign Communications, LLC	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	2/7/2024	907.8	838.7	674.5	0.40%
986 Dixwell Avenue Holding Company, LLC(EPC) and Mughali Foods, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/7/2039	99.1	97.8	93.2	0.05%
Awesome Pets II Inc. dba Mellisa's Pet Depot	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	2/7/2024	83.2	77.8	64.8	0.04%
JWB Industries, Inc. dba Carteret Die Casting	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	2/11/2024	280.0	258.7	213.1	0.13%
96 Mill Street, LLC, Central Pizza, LLC and Jason Bikakis George Bikaki	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/12/2039	141.3	138.7	138.7	0.08%
TAK Properties, LLC and Kinderland Inc.	Social Assistance	Term Loan	Prime plus 2.75%	12/18/2038	405.0	396.6	372.4	0.22%
Any Garment Cleaner-East Brunswick, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/18/2023	53.8	49.0	45.2	0.03%
PLES Investements, LLC and John Redder, Pappy Sand & Gravel, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/19/2038	555.3	543.6	506.6	0.30%
Lefont Theaters Inc.	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/19/2023	14.4	13.1	11.3	0.01%
Kurtis Sniezek dba Wolfe's Foreign Auto	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/20/2038	88.9	87.0	87.0	0.05%
AIP Enterprises, LLC and Spider's Web Inc dba Black Widow Harley-Davidson	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/20/2038	962.5	942.3	934.2	0.55%
Mosley Auto Group, LLC dba America's Automotive	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/20/2038	221.5	216.9	211.6	0.12%
KK International Trading Corporation	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/23/2028	190.0	180.5	168.3	0.10%
Superior Disposal Service, Inc.	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	12/26/2023	240.5	219.0	202.8	0.12%
CLU Amboy, LLC (EPC) and Amboy Group, LLC (OC) dba Tommy Moloney's	Food Manufacturing	Term Loan	Prime plus 2.75%	12/27/2023	656.3	607.8	597.3	0.35%
Shane M. Howell and Buck Hardware and Garden Center, LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/27/2038	322.5	315.7	288.5	0.17%
Carl R. Bieber, Inc. dba Bieber Tourways/Bieber Transportation	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2027	712.5	683.8	669.3	0.39%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
S.Drake, LLC dba Express Employment Professionals of Ann Arbor, Michigan	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/31/2023	18.8	17.4	13.9	0.01%
Nutmeg North Associates, LLC (OC) Steeltech Building Products Inc.	Construction of Buildings	Term Loan	Prime plus 2.75%	12/31/2038	897.8	883.1	814.9	0.48%
Icore Enterprises Inc. dba Air Flow Filters Inc.	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	1/15/2024	21.8	20.0	19.6	0.01%
Seven Peaks Mining Inc. and Cornerstone Industrial Minerals Corporation	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	11/18/2038	1,250.0	1,222.0	1,059.8	0.63%
Kids in Motion of Springfield, LLC dba The Little Gym of Springfield, IL	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/18/2023	45.0	41.5	33.8	0.02%
AcuCall, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/21/2023	15.8	14.3	11.2	0.01%
Wallace Holdings, LLC (EPC) GFA International Inc. (OC)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.5%	11/25/2023	125.0	112.9	90.9	0.05%
TNDV: Television, LLC	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	11/26/2038	253.8	248.0	234.1	0.14%
Veterinary Imaging Specialists of Alaska, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/26/2023	162.6	151.7	141.9	0.08%
Eco-Green Reprocessing, LLC and Denali Medical Concepts, LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	11/27/2023	67.2	60.8	49.6	0.03%
BVIP Limousine Service, LTD	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	11/27/2038	76.5	74.8	72.2	0.04%
Spectrum Development, LLC and Solvit Inc & Solvit North, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/2/2023	387.3	352.7	307.2	0.18%
Firm Foundations Inc. David S Gaitan Jr and Christopher K Daigle	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/3/2038	104.3	102.0	89.9	0.05%
Firm Foundations Inc. David S Gaitan Jr and Christopher K Daigle	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/3/2023	545.8	496.9	433.0	0.26%
DKB Transport Corp.	Truck Transportation	Term Loan	Prime plus 2.75%	12/5/2038	138.8	135.8	135.8	0.08%
920 CHR Realty, LLC (EPC) V. Garofalo Carting Inc (OC)	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	12/10/2038	418.1	409.3	409.2	0.24%
8 Minute Oil Change of Springfield Corporation and John Nino	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/12/2038	196.8	191.5	186.8	0.11%
TOL, LLC dba Wild Birds Unlimited	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	12/13/2023	18.0	17.0	14.5	0.01%
KenBro Enterprises LLC dba Hearing Aids by Zounds-Cherry Hill	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	10/18/2023	25.8	23.1	20.9	0.01%
Kelly Auto Care LLC dba Shoreline Quick Lube and Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/18/2023	87.5	78.5	65.8	0.04%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Greenbrier Technical Services, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/24/2023	240.1	216.8	205.0	0.12%
Clairvoyant Realty Corp. and Napoli Marble & Granite Design, Ltd	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/24/2038	246.3	240.3	220.3	0.13%
Meridian Hotels, LLC dba Best Western Jonesboro	Accommodation	Term Loan	Prime plus 2.75%	10/29/2038	664.5	647.2	642.6	0.38%
New Image Building Services Inc. dba New Image Repair Services	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/29/2023	331.3	297.3	249.0	0.15%
A-1 Quality Services Corporation	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/29/2023	8.9	7.9	6.2	—%
Master CNC Inc. & Master Properties, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2038	596.6	582.2	522.2	0.31%
Janice B. McShan and The Metropolitan Day School, LLC	Social Assistance	Term Loan	Prime plus 2.75%	10/31/2023	42.8	39.5	37.9	0.02%
1 North Restaurant Corp. dba 1 North Steakhouse	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/31/2038	212.5	207.4	201.8	0.12%
Twinsburg Hospitality Group, LLC dba Comfort Suites	Accommodation	Term Loan	Prime plus 2.75%	10/31/2038	945.0	924.3	860.1	0.51%
Mid-Land Sheet Metal Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/31/2038	137.5	134.4	129.5	0.08%
Polpo Realty, LLC (EPC) Polpo Restaurant, LLC (OC)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/6/2038	62.5	61.4	61.4	0.04%
Armin and Kian Inc. dba The UPS Store 3714	Couriers and Messengers	Term Loan	Prime plus 2.75%	11/13/2023	56.5	51.1	40.1	0.02%
Howell Gun Works, LLC	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	11/14/2023	8.3	7.6	5.9	—%
Yousef Khatib dba Y&M Enterprises	Wholesale Electronic Markets and Agents and Brokers	Term Loan	Prime plus 2.75%	11/15/2023	75.0	67.8	55.5	0.03%
River Run Personnel, LLC dba Express Employment Professionals	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/15/2023	20.0	1.0	0.9	—%
Kup's Auto Spa Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/15/2038	396.7	387.7	381.3	0.22%
Maynard Enterprises Inc. dba Fastsigns of Texarkana	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/18/2023	16.1	14.5	12.9	0.01%
Westville Seafood, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/19/2038	112.3	109.4	105.9	0.06%
Serious-Fun in Alpharetta, LLC dba The Little Gym of Alpharetta	Educational Services	Term Loan	Prime plus 2.75%	9/20/2023	46.3	41.4	36.6	0.02%
Faith Memorial Chapel, LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/20/2038	268.4	261.9	255.9	0.15%
Diamond Memorials Incorporated	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/25/2023	14.3	12.4	10.7	0.01%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Kiddie Steps 4 You Inc.	Social Assistance	Term Loan	Prime plus 2.75%	9/25/2038	89.3	87.8	83.8	0.05%
Eastside Soccer Dome, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2038	463.8	451.7	456.8	0.27%
Anthony C Dinoto and Susan S P Dinoto	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/26/2038	100.0	97.5	98.6	0.06%
Southeast Chicago Soccer Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2038	51.3	49.9	50.5	0.03%
HJ & Edward Enterprises, LLC dba Sky Zone	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2023	262.5	241.4	226.8	0.13%
Mitchellville Family Dentistry, Dr. Octavia Simkins-Wiseman, DDS, PC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/27/2038	335.1	326.4	319.0	0.19%
Gabrielle Realty, LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	9/27/2038	757.6	737.9	711.7	0.42%
Handy 6391, LLC dba The UPS Store #6391	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/27/2023	62.5	56.7	56.2	0.03%
Discount Wheel and Tire	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/30/2038	223.8	218.0	210.7	0.12%
Onofrios Enterprises, LLC (EPC) Onofrios Fresh Cut, Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	312.5	305.7	301.2	0.18%
Cencon Properties, LLC and Central Connecticut Warehousing Company	Warehousing and Storage	Term Loan	Prime plus 2.75%	9/30/2038	344.5	336.1	337.5	0.20%
Shepher Distr's and Sales Corp and The Lederer Industries Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/30/2023	1,050.0	935.6	927.9	0.55%
AGS Talcott Partners, Inc.	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	9/30/2023	117.8	104.9	90.0	0.05%
First Steps Real Estate Company, LLC (EPC) and First Steps Preschool	Social Assistance	Term Loan	Prime plus 2.75%	9/30/2038	97.6	95.1	90.4	0.05%
Fieldstone Quick Stop, LLC (OC) Barber Investments, LLC (EPC)	Gasoline Stations	Term Loan	Prime plus 2.75%	9/30/2038	676.3	667.1	628.8	0.37%
Lenoir Business Partners, LLC (EPC) LP Industries, Inc. dba Childforms	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	322.7	316.6	310.3	0.18%
Top Properties, LLC and LP Industries, Inc dba Childforms	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	120.0	117.3	118.7	0.07%
RM Hawkins, LLC dba Pure Water Tech West and Robert M Hawkins	Nonstore Retailers	Term Loan	Prime plus 2.75%	8/26/2023	85.8	72.0	71.4	0.04%
Mojo Brands Media, LLC	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	8/28/2023	784.0	733.7	639.8	0.38%
Ramard Inc and Advanced Health Sciences Inc.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/28/2023	187.5	165.8	142.3	0.08%
Gulfport Academy Child Care and Learning Center, Inc.	Social Assistance	Term Loan	Prime plus 2.75%	8/30/2023	43.3	38.2	36.6	0.02%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
ACI Northwest Inc.	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	8/30/2023	906.3	662.2	613.6	0.36%
Spectrum Radio Fairmont, LLC	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	8/30/2023	187.5	167.3	164.6	0.10%
IlOKA Inc. dba Microtech Tel and NewCloud Networks	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/30/2023	687.5	607.8	549.1	0.32%
Excel RP Inc.	Machinery Manufacturing	Term Loan	Prime plus 2.75%	8/30/2023	130.3	115.2	110.8	0.07%
Schmaltz Holdings, LLC (EPC) and Schmaltz Operations, LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/4/2038	224.2	217.1	209.7	0.12%
B for Brunette, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/10/2023	53.4	48.2	41.7	0.02%
Alma J. and William R. Walton (EPC) and Almas Child Day Care Center	Social Assistance	Term Loan	Prime plus 2.75%	9/11/2038	39.5	38.5	38.9	0.02%
Prospect Kids Academy Inc.	Educational Services	Term Loan	Prime plus 2.75%	9/11/2038	124.3	121.0	119.2	0.07%
The Berlerro Group, LLC dba Sky Zone	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/12/2023	421.3	387.2	343.0	0.20%
Sound Manufacturing Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/12/2028	54.8	51.5	48.2	0.03%
Grafio Inc. dba Omega Learning Center-Acworth	Educational Services	Term Loan	Prime plus 2.75%	9/13/2023	156.3	139.2	124.3	0.07%
Morning Star Trucking. LLC and Morning Star Equipment and Leasing, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	7/17/2023	53.8	47.2	40.5	0.02%
Angkor Restaurant Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/19/2038	93.0	90.3	89.8	0.05%
Harbor Ventilation Inc. and Estes Investment, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2038	92.1	89.5	87.0	0.05%
Tri County Heating and Cooling Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2023	87.8	77.0	74.1	0.04%
Daniel W. and Erin H. Gordon and Silver Lining Stables CT, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/24/2023	11.3	9.9	9.8	0.01%
Majestic Contracting Services, Inc. dba Majestic Electric	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/26/2038	190.0	184.5	177.3	0.10%
209 North 3rd Street, LLC (EPC) Yuster Insurance Group Inc. (OC)	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/29/2038	83.9	81.4	80.0	0.05%
Blacknorange2, LLC dba Popeyes Louisiana Kitchen	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2023	175.0	155.6	136.3	0.08%
Caribbean Concepts, Inc. dba Quick Bleach	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/12/2023	22.5	20.1	17.6	0.01%
Island Nautical Enterprises, Inc. (OC) and Ingwall Holdings, LLC (EPC)	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	8/14/2038	445.0	339.9	323.6	0.19%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Jatcoia, LLC dba Plato's Closet	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	8/15/2023	65.0	52.3	51.7	0.03%
JSIL LLC dba Blackstones Hairdressing	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/16/2023	19.5	17.3	15.4	0.01%
CBlakeslee Arpaia Chapman, Inc. dba Blakeslee Industrial Services	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	6/18/2028	875.0	811.3	804.2	0.47%
2161 Highway 6 Trail, LLC (EPC)	Truck Transportation	Term Loan	Prime plus 2.75%	6/19/2026	1,250.0	897.0	892.5	0.53%
Contract Packaging Services Inc. dba Superior Pack Group	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/21/2023	851.8	747.0	681.3	0.40%
Emerald Ironworks Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/27/2023	72.0	63.0	55.8	0.03%
JRA Holdings, LLC (EPC) Jasper County Cleaners Inc. dba Superior Cleaner	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/28/2038	121.0	117.3	118.6	0.07%
Maxiflex, LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/28/2023	153.5	133.8	132.6	0.08%
GIA Realty, LLC and VRAJ GIA, LLC dba Lakeview Laundromat	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/28/2038	97.5	94.6	95.6	0.06%
Insurance Problem Solvers, LLC	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	5/20/2023	17.1	14.8	12.7	0.01%
Ryan D. Thornton and Thornton & Associates, LLC	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	5/24/2023	68.8	55.4	47.5	0.03%
Gregory P Jellenek OD and Associates PC dba Gregory P Jellenek OD	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/28/2023	63.5	54.9	50.4	0.03%
RXSB, Inc. dba Medicine Shoppe	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	5/30/2023	186.3	161.7	138.7	0.08%
Europlast Ltd.	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	5/31/2023	162.0	156.0	150.4	0.09%
RKP Service dba Rainbow Carwash	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/31/2023	300.0	262.1	230.1	0.14%
Maciver Corporation dba Indie Rentals and Division Camera	Rental and Leasing Services	Term Loan	Prime plus 2.75%	5/31/2023	440.8	381.2	352.2	0.21%
(EPC) Absolute Desire, LLC and Mark H. Szierer (OC) Sophisticated Smile	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/5/2038	188.3	182.7	172.8	0.10%
(EPC) Willowbrook Properties, LLC (OC) Grove Gardens Landscaping Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/5/2038	186.3	180.6	177.9	0.10%
Elite Structures Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/12/2038	932.8	896.7	900.1	0.53%
KDP, LLC and KDP Investment Advisors, Inc. and KDP Asset Management, Inc.	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/14/2023	343.8	299.3	260.8	0.15%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Vernon & Stephanie Scott and Little Stars Day Care Center, Inc.	Educational Services	Term Loan	Prime plus 2.75%	4/18/2038	151.0	145.9	147.5	0.09%
SFAM Parsippany LLC dba Cups Frozen Yogurt	Food Services and Drinking Places	Term Loan	6%	4/19/2023	121.3	44.8	44.4	0.03%
Kidrose, LLC dba Kidville Riverdale	Educational Services	Term Loan	Prime plus 2.75%	4/22/2023	78.8	68.3	61.5	0.04%
Brothers International Desserts	Food Manufacturing	Term Loan	Prime plus 2.75%	4/26/2023	230.0	197.1	182.4	0.11%
Peanut Butter & Co., Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	4/30/2023	100.0	85.8	74.4	0.04%
PowerWash Plus, Inc. and CJR, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/30/2038	550.0	531.4	512.9	0.30%
Atlas Mountain Construction, LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	5/13/2038	127.3	123.2	124.5	0.07%
Hybrid Racing, LLC.	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	5/15/2023	116.3	101.1	91.6	0.05%
Stellar Environmental, LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/18/2023	56.3	47.9	45.9	0.03%
J. Kinderman & Sons Inc., dba BriteStar Inc.	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	3/20/2023	181.3	154.1	150.5	0.09%
Truth Technologies Inc. dba Truth Technologies Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/21/2023	79.5	67.6	59.3	0.03%
M & H Pine Straw Inc. and Harris L. Maloy	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/21/2023	288.8	249.3	235.3	0.14%
Michael A. and Heather R. Welsch dba Art & Frame Etc.	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/22/2038	67.5	65.1	63.9	0.04%
American Diagnostic Imaging, Inc. dba St. Joseph Imaging Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/25/2038	537.5	518.5	498.6	0.29%
Neyra Industries, Inc. and Edward Neyra	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	3/27/2023	217.5	184.9	181.8	0.11%
A & M Commerce, Inc. dba Cranberry Sunoco	Gasoline Stations	Term Loan	Prime plus 2.75%	3/27/2038	330.3	318.4	313.9	0.19%
Xela Pack, Inc. and Aliseo and Catherine Gentile	Paper Manufacturing	Term Loan	Prime plus 2.75%	3/27/2028	271.8	249.0	248.6	0.15%
Gator Communications Group, LLC dba Harvard Printing Group	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/27/2023	17.3	14.8	13.6	0.01%
1258 Hartford TPKE, LLC (EPC) and Phelps and Sons, Inc. (OC)	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/29/2038	124.6	120.2	114.5	0.07%
Capital Scrap Metal, LLC and Powerline Investment, LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/29/2038	500.0	461.1	466.1	0.27%
MRM Supermarkets Inc. dba Constantins Breads; Dallas Gourmet Breads	Food Manufacturing	Term Loan	Prime plus 2.75%	3/29/2038	336.0	324.1	304.2	0.18%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Java Warung, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/19/2038	51.0	49.2	48.5	0.03%
Osceola River Mill, LLC(EPC) Ironman Machine, Inc.(OC)	Machinery Manufacturing	Term Loan	Prime plus 2.75%	2/20/2038	86.3	83.1	81.5	0.05%
River Club Golf Course Inc. dba The River Club	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2038	475.2	457.5	446.2	0.26%
Bakhtar Group, LLC dba Malmaison	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2023	103.8	88.3	75.7	0.04%
Aldine Funeral Chapel, LLC dba Aldine Funeral Chapel	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/8/2038	73.8	35.1	35.5	0.02%
Golden Gate Lodging, LLC (OC)	Accommodation	Term Loan	Prime plus 2.75%	3/12/2038	115.0	110.9	109.0	0.06%
N.S and Z, Inc. dba Panos Pastry and Bakery and Jovinar's Chocolates	Food Manufacturing	Term Loan	Prime plus 2.75%	3/15/2038	129.3	124.8	126.2	0.07%
Sound Manufacturing, Inc. and Monster Power Equipment Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/15/2023	523.0	445.0	411.1	0.24%
Sherill Universal City dba Golden Corral	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/28/2038	440.5	425.2	412.1	0.24%
EZ Towing, Inc.	Support Activities for Transportation	Term Loan	Prime plus 2.75%	1/31/2023	145.0	123.5	110.5	0.07%
MJD Investments, LLC dba The Community Day School	Social Assistance	Term Loan	Prime plus 2.75%	1/31/2038	258.3	248.3	239.9	0.14%
North Country Transport, LLC	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	2/6/2023	15.0	12.7	12.5	0.01%
Knits R Us, Inc. dba NYC Sports/Mingle	Textile Mills	Term Loan	Prime plus 2.75%	2/11/2038	125.0	120.4	121.7	0.07%
Orient Express, Inc. dba Spracht, Celltek, ODI	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	2/12/2023	84.9	70.7	60.6	0.04%
Nancy & Karl Schmidt (EPC) Moments to Remember USA, LLC	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	2/15/2038	106.3	102.3	100.6	0.06%
The Amendments Group, LLC dba Brightstar	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/17/2022	22.5	18.7	18.5	0.01%
Pioneer Window Holdings, Inc. and Subsidiaries dba Pioneer Windows	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/20/2022	225.0	189.7	173.7	0.10%
Ezzo Properties, LLC and Great Lakes Cleaning, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/20/2027	389.6	352.5	316.2	0.19%
Martin L Hopp, MD PHD, A Medical Corp (OC)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2022	66.3	54.7	49.3	0.03%
Polpo Realty LLC (EPC) & Polpo Restaurant LLC (OC)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/27/2037	517.5	498.7	504.0	0.30%
Trailer One, Inc. and Trailer One Storage, Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/27/2022	166.8	138.6	137.3	0.08%
Babie Bunnie Enterprises Inc. dba Triangle Mothercare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/28/2022	46.3	38.4	32.9	0.02%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
John Duffy Fuel Co., Inc.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/28/2022	513.8	426.9	420.9	0.25%
Macho LLC (EPC) Madelaine Chocolate Novelties Inc(OC) dba The Madelai	Food Manufacturing	Term Loan	Prime plus 2.75%	12/31/2037	500.0	482.1	487.2	0.29%
WI130, LLC (EPC) & Lakeland Group, Inc. (OC) dba Lakeland Electrical	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/31/2028	271.5	248.0	225.6	0.13%
Elegant Fireplace Mantels, Inc. dba Elegant Fireplace Mantels	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/31/2022	97.5	81.0	70.0	0.04%
PGH Groceries, LLC DBA The Great American Super	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/19/2037	68.8	66.2	65.0	0.04%
St Judes Physical Therapy P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/19/2022	21.0	17.3	17.1	0.01%
R & J Petroleum, LLC (EPC) Manar USA, Inc. (OC)	Gasoline Stations	Term Loan	Prime plus 2.75%	11/20/2037	180.0	172.4	171.2	0.10%
Pioneer Windows Manufacturing Corp, Pioneer Windows	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	11/21/2022	275.0	230.0	210.3	0.12%
U & A Food and Fuel, Inc. dba Express Gas & Food Mart	Gasoline Stations	Term Loan	Prime plus 2.75%	11/21/2037	96.3	92.2	93.2	0.05%
Clean Brothers Company Inc. dba ServPro of North Washington County	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/21/2022	17.0	13.9	12.5	0.01%
DRV Enterprise, Inc. dba Cici's Pizza # 339	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/26/2022	65.0	52.3	51.8	0.03%
D&L Rescources, Inc. dba The UPS Store	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	11/27/2022	9.8	8.0	6.9	—%
Richmond Hill Mini Market, LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/27/2037	185.3	177.7	174.8	0.10%
Daniel Gordon and Erin Gordon and Silver Lining Stables CT, LLC	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	11/28/2037	223.8	214.6	215.1	0.13%
214 North Franklin, LLC and Winter Ventures, Inc.	Nonstore Retailers	Term Loan	Prime plus 2.75%	11/29/2037	153.9	147.5	141.0	0.08%
Cheryle A Baptiste and Cheryle Baptiste DDS PLLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/30/2037	286.5	274.6	271.1	0.16%
Aegis Creative Communications, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/30/2022	387.5	300.0	257.3	0.15%
Summit Treatment Services, Inc. dba Summit Treatment Services	Social Assistance	Term Loan	Prime plus 2.75%	11/30/2037	136.5	131.0	119.1	0.07%
G.M. Pop's, Inc. & S.D. Food, Inc. dba Popeyes Louisiana Kitchen	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/11/2022	127.1	105.7	93.3	0.06%
Color By Number 123 Designs, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/11/2022	42.5	35.0	34.7	0.02%
Chickamauga Properties, Inc. and MSW Enterprises, LLP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/19/2022	59.8	48.8	48.3	0.03%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Big Apple Entertainment Partners, LLC d/b/a Ripley's Believe It or Not	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/26/2022	180.0	150.4	128.9	0.08%
Reidville Hydraulics & Mfg Inc. dba Summit Farms, LLC	Machinery Manufacturing	Term Loan	Prime plus 2.75%	11/2/2037	265.9	254.8	238.1	0.14%
Hi-Def Imaging, Inc. dba SpeedPro Imaging	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/9/2022	22.2	18.3	16.3	0.01%
O'Rourkes Diner, LLC dba O'Rourke's Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/19/2037	65.5	62.5	62.1	0.04%
LaSalle Market and Deli EOK Inc. and Rugen Realty, LLC dba LaSalle Mark	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/21/2037	252.3	240.8	240.5	0.14%
Forno Italiano Di Nonna Randazzo, LLC dba Nonna Randazzo's Bakery	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/26/2037	183.8	176.8	176.1	0.10%
Europlast Ltd.	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/26/2022	743.9	675.6	667.2	0.39%
University Park Retreat, LLC dba Massage Heights	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/27/2022	76.0	61.4	61.4	0.04%
ATC Fitness, LLC dba Around the Clock Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2022	180.0	150.0	146.0	0.09%
Spire Investment Partners, LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	9/28/2022	258.8	209.6	194.2	0.11%
LA Diner Inc. dba Loukas L A Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/28/2037	677.5	650.8	666.4	0.39%
Suncoast Aluminum Furniture, Inc.	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	8/17/2037	360.0	343.1	350.6	0.21%
New Image Building Services, Inc. dba New Image Repair Services	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/23/2037	285.7	272.3	266.8	0.16%
AJK Enterprise, LLC dba AJK Enterprise, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	8/27/2022	16.5	13.3	13.1	0.01%
R2 Tape Inc. dba Presto Tape	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/31/2022	155.0	124.2	124.2	0.07%
R2 Tape, Inc. dba Presto Tape	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/31/2037	367.5	350.2	358.6	0.21%
Vision Network Solutions, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/12/2022	19.5	15.8	14.6	0.01%
AdLarge Media, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/13/2022	250.0	202.3	187.5	0.11%
Scoville Plumbing & Heating Inc. and Thomas P. Scoville	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/25/2022	50.0	41.9	41.7	0.02%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Hofgard & Co., Inc. dba HofgardBenefits	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/27/2022	107.3	85.2	83.0	0.05%
Georgia Safe Sidewalks, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/27/2022	15.0	11.7	11.3	0.01%
Matchless Transportation, LLC dba First Class Limo	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	8/3/2022	185.0	149.1	143.5	0.08%
Jenkins-Pavia Corporation dba Victory Lane Quick Oil Change	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/27/2037	69.8	66.2	66.6	0.04%
Karykion, Corporation dba Karykion Corporation	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/28/2022	194.0	152.5	152.5	0.09%
Central Tire, Inc. dba Cooper Tire & Auto Services	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/29/2037	288.5	273.7	273.5	0.16%
WPI, LLC	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	6/29/2024	129.5	108.0	103.8	0.06%
Havana Central (NY) 5, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/29/2022	1,166.8	958.8	938.2	0.55%
Christou Real Estate Holdings, LLC dba Tops American Grill	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/17/2037	284.0	268.8	273.3	0.16%
Lefont Theaters, Inc.	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	5/30/2022	137.0	106.9	102.9	0.06%
5091, LLC and TR/AL, LLC d/b/a Cafe Africana	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/31/2037	121.3	115.2	116.4	0.07%
ALF, LLC (EPC) Mulit-Service Eagle Tires (OC)	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	5/31/2037	62.9	59.6	60.1	0.04%
Spectrumit, Inc, (OC) dba LANformation	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/31/2030	154.9	140.2	139.5	0.08%
Craig R Freehauf d/b/a Lincoln Theatre	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	5/31/2022	47.9	30.9	30.9	0.02%
TNDV: Television, LLC	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	6/13/2022	127.5	100.4	97.1	0.06%
Graphish Studio, Inc. and Scott Fishoff	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/14/2022	20.3	16.0	14.8	0.01%
KIND-ER-ZZ Inc. dba Kidville	Educational Services	Term Loan	Prime plus 2.75%	6/15/2022	50.0	39.0	36.2	0.02%
Gator Communications Group, LLC dba Harvard Printing Group	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	4/25/2022	228.8	177.8	168.9	0.10%
Tanner Optical, Inc. dba Murphy Eye Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/27/2022	8.3	6.4	6.2	—%
Custom Software, Inc. a Colorado Corporation dba M-33 Access	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	4/30/2022	125.0	101.4	100.5	0.06%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Fair Deal Food Mart Inc. dba Neighbors Market	Gasoline Stations	Term Loan	Prime plus 2.75%	5/3/2037	381.3	361.0	369.6	0.22%
Bisson Transportation, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	5/7/2037	588.1	566.9	561.8	0.33%
Bisson Moving & Storage Company Bisson Transportation Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	5/7/2022	528.8	428.6	418.1	0.25%
STK Ventures Inc. dba JP Dock Service & Supply	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/9/2037	131.8	125.6	125.8	0.07%
Tracey Vita-Morris dba Tracey Vita's School of Dance	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	5/10/2022	22.5	17.6	16.3	0.01%
Shweiki Media, Inc. dba Study Breaks Magazine	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/22/2027	1,178.8	1,023.8	994.8	0.59%
Manuel P. Barrera and Accura Electrical Contractor, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/23/2028	103.7	90.7	87.1	0.05%
Willow Springs Golf Course, Inc. & JC Lindsey Family Limited Partners	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/29/2037	755.4	720.4	737.2	0.43%
Gator Communications Group, LLC dba Harvard Printing Group	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/30/2022	466.3	357.5	339.7	0.20%
Access Staffing, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/30/2022	187.5	143.7	133.0	0.08%
Brandywine Picnic Park, Inc. and B.Ross Capps & Linda Capps	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/30/2031	231.5	210.4	213.7	0.13%
Indoor Playgrounds Limited Liability Company dba Kidville	Educational Services	Term Loan	Prime plus 2.75%	4/5/2022	19.5	12.6	12.1	0.01%
Zane Filippone Co Inc. dba Culligan Water Conditioning	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/12/2022	558.2	435.4	421.7	0.25%
ATC Fitness, LLC d/b/a Around the C	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2022	10.2	7.7	7.6	—%
BCD Holdings, LLC and H-MA, LLC d/b/a/ Hawaii Mainland Administrators	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	3/2/2022	451.3	334.3	311.8	0.18%
K's Salon 1, LLC d/b/a K's Salon	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/20/2021	73.6	54.8	50.7	0.03%
J. Kinderman & Sons, Inc. dba Brite Star Manufacturing Company	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/22/2036	495.0	466.5	477.3	0.28%
ATI Jet, Inc.	Air Transportation	Term Loan	Prime plus 2.75%	12/28/2026	852.8	722.5	699.0	0.41%
Scent-Sation, Inc. d/b/a Scent-Sation, Inc.	Textile Product Mills	Term Loan	Prime plus 2.75%	11/21/2021	337.5	276.4	276.2	0.16%
City Sign Service, Incorporated	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	11/30/2025	165.8	139.7	138.9	0.08%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Taylor Transport, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	12/8/2021	515.5	366.6	358.5	0.21%
Maciver Corporation dba Indie Rentals & Division Camera	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/15/2021	130.8	96.9	95.4	0.06%
GP Enterprises, LLC and Gibson Performance Corporation	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2036	727.5	682.6	698.4	0.41%
GP Enterprises, LLC and Gibson Performance Corporation	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2036	522.5	490.3	501.7	0.30%
M & H Pinestraw, Inc. and Harris L. Maloy	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/15/2021	238.3	178.2	170.1	0.10%
15 Frederick Place, LLC & Pioneer Windows Holdings Inc. & Subs	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/16/2021	250.0	187.8	187.6	0.11%
28 Cornelia Street Properties, LLC and Zouk, Ltd.dba Palma	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/25/2021	22.5	16.4	16.4	0.01%
K9 Bytes, Inc & Epazz, Inc dba K9 Bytes, Inc.	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	10/26/2021	58.8	42.9	40.1	0.02%
MRM Supermarkets, Inc. dba Constantin's Breads	Food Manufacturing	Term Loan	Prime plus 2.75%	11/10/2021	137.5	101.3	94.7	0.06%
Thomas P. Scoville dba Scoville Plumbing & Heating, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/16/2021	62.5	46.1	46.0	0.03%
Equity National Capital LLC & Chadbourne Road Capital, LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	9/26/2021	62.5	45.1	44.0	0.03%
Big Apple Entertainment Partners, LLC dba Ripley's Believe it or Not	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2021	1,070.0	768.0	739.9	0.44%
Polymer Sciences, Inc. dba Polymer Sciences, Inc.	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/28/2036	422.6	394.2	405.6	0.24%
PTK, Incorporated dba Night N Day 24 HR Convenience Store	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/30/2036	137.5	128.3	131.6	0.08%
Robert E. Caves, Sr. and American Plank dba Caves Enterprises	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/30/2021	302.5	215.7	215.8	0.13%
39581 Garfield, LLC and Tricounty Neurological Associates, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2036	28.5	26.5	27.3	0.02%
C & G Engines Corp.	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	9/30/2021	1,041.5	750.3	733.1	0.43%
39581 Garfield, LLC and Tri County Neurological Associates, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2036	83.3	77.7	80.0	0.05%
Qycell Corporation	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	8/19/2021	187.5	126.5	126.9	0.07%
Trademark Equipment Company Inc. and David A. Daniel	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	8/19/2036	133.6	124.4	127.0	0.07%
Michael S. Decker & Janet Decker dba The Hen House Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/30/2036	16.4	15.3	15.6	0.01%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Gator Communications Group, LLC dba Harvard Printing Group	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	8/31/2021	575.0	416.7	413.6	0.24%
SBR Technologies d/b/a Color Graphics	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/31/2021	806.2	568.1	565.4	0.33%
Bryan Bantry Inc.	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/8/2021	400.0	197.1	189.9	0.11%
Kelly Chon, LLC dba Shi-Golf	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	7/29/2021	17.5	9.0	9.0	0.01%
LaHoBa, LLC d/b/a Papa John's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/3/2036	77.5	71.7	73.8	0.04%
A & A Auto Care, LLC d/b/a A & A Auto Care, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/12/2036	101.0	94.1	96.8	0.06%
Valiev Ballet Academy, Inc.	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	8/12/2036	91.5	39.4	40.6	0.02%
Custom Software, Inc. a Colorado Corporation dba M-33 Access	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/17/2021	426.0	314.6	315.2	0.19%
Spire Investment Partners, LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/22/2021	250.0	174.9	168.4	0.10%
Lavertue Properties, LLP dba Lavertue Properties	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/29/2036	44.8	41.7	42.9	0.03%
Lisle Lincoln II Limited Partnership dba Lisle Lanes LP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/29/2036	338.1	325.6	335.4	0.20%
MTV Bowl, Inc. dba Legend Lanes	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/30/2036	248.5	230.6	234.3	0.14%
Modern on the Mile, LLC dba Ligne Roset	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	5/25/2021	212.5	146.3	144.2	0.09%
Demand Printing Solutions, Inc. and MLM Enterprises, LLC d/b/a Demand	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/27/2021	16.5	11.5	11.5	0.01%
Peanut Butter & Co., Inc. d/b/a Peanut Butter & Co.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/3/2021	65.5	44.5	42.9	0.03%
J&K Fitness, LLC dba Physiques Womens Fitness Center	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/8/2036	449.3	418.2	427.5	0.25%
Major Queens Body & Fender Corp.	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/10/2021	28.6	20.0	20.1	0.01%
Pierce Developments, Inc. dba Southside Granite	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/13/2036	256.1	237.7	238.9	0.14%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Red Star Incorporated dba Pro Import Company	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/15/2036	184.8	172.0	175.8	0.10%
Northwind Outdoor Recreation, Inc. dba Red Rock Wilderness Store	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/18/2036	129.5	119.7	123.3	0.07%
Profile Performance, Inc. and Eidak Real Estate, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/20/2036	127.5	117.9	121.4	0.07%
Music Mountain Water Company, LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	4/25/2036	138.1	127.5	131.3	0.08%
MSM Healthcare Solutions, Inc. d/b/a BrightStar Care of Tinley Park	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/26/2021	46.0	31.4	30.2	0.02%
Actknowledge, Inc. dba Actknowledge	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/21/2021	57.3	38.7	37.3	0.02%
Michael S. Korfe dba North Valley Auto Repair	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/24/2036	15.5	14.3	14.7	0.01%
Danjam Enterprises, LLC dba Ariel Dental Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/29/2023	93.0	69.4	69.3	0.04%
Danjam Enterprises, LLC dba Ariel Dental Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/30/2021	3.8	2.6	2.6	—%
Maciver Corporation dba Indie Rentals	Rental and Leasing Services	Term Loan	Prime plus 2.75%	4/4/2021	625.0	425.8	424.8	0.25%
3 A Realty, LLC dba Interior Climate Solutions, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/13/2036	170.0	156.7	158.5	0.09%
Stephen Frank, Patricia Frank and Suds Express, LLC dba Frank Chiropra	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/25/2023	63.0	44.7	45.0	0.03%
Key Products I&II, Inc. dba Dunkin' Donuts/Baskin-Robbins	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/10/2021	153.0	103.5	100.5	0.06%
Stamford Car Wash d/b/a Stamford Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/11/2036	19.7	18.2	18.7	0.01%
Food & Beverage Associates Of N.J. Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/11/2021	10.0	6.4	6.4	—%
Nicholas Dugger dba TNDV: Television LLC.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/24/2021	100.8	68.2	65.6	0.04%
Joseph the Worker, Inc. d/b/a BrightStar of Plymouth County	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/28/2021	12.5	8.1	7.8	—%
Seagate Group Holdings, Inc. dba Seagate Logistics, Inc.	Support Activities for Transportation	Term Loan	Prime plus 2.75%	1/28/2036	113.4	104.0	107.1	0.06%
Little People’s Village, LLC dba Little People’s Village	Social Assistance	Term Loan	Prime plus 2.75%	1/31/2036	31.1	28.5	29.3	0.02%
SuzyQue’s, LLC dba Suzy Que’s	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/11/2036	61.0	56.4	57.8	0.03%
Shree OM Lodging, LLC dba Royal Inn	Accommodation	Term Loan	Prime plus 2.75%	12/17/2035	27.7	25.4	26.0	0.02%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Chickamauga Properties, Inc., MSW Enterprises, LLP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/22/2035	74.3	68.4	70.4	0.04%
Chickamauga Properties, Inc., MSW Enterprises, LLP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/22/2035	189.5	173.8	178.9	0.11%
Patrageous Enterprises, LLC dba Incredibly Edible Delites of Laurel	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/29/2020	7.6	5.0	4.8	—%
Metro Used Cars Inc. dba Metro Auto Center	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	1/14/2027	117.6	97.1	97.6	0.06%
Any Garment Cleaner-East Brunswick, Inc. dba Any Garment Cleaner	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/18/2020	42.5	22.8	22.8	0.01%
Justforfungames, Inc.	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	11/19/2035	50.0	45.1	46.4	0.03%
Robert F. Schuler and Lori A. Schuler dba Bob’s Service Center	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/30/2035	34.0	31.1	32.0	0.02%
Lodin Medical Imaging, LLC dba Watson Imaging Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/1/2020	66.4	42.0	42.0	0.02%
Svetavots Corporation dba Brightstar Healthcare of Montgomery County	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/13/2020	20.5	13.3	12.8	0.01%
Lincoln Park Physical Therapy	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/20/2020	43.5	27.6	27.7	0.02%
R2 Tape, Inc. dba Presto Tape	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	10/20/2020	224.4	142.9	142.8	0.08%
West Cobb Enterprises, Inc. and Advanced Eye Associates, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/12/2035	148.7	136.0	138.0	0.08%
Lebenthal Holdings, LLC and Lebenthal & Co., LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	11/16/2020	200.0	128.5	123.6	0.07%
Dirk's Trucking, LLC dba Dirk's Trucking	Truck Transportation	Term Loan	Prime plus 2.75%	9/17/2020	17.7	10.9	10.9	0.01%
Modern Manhattan, LLC	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	9/20/2020	204.0	128.2	126.1	0.07%
Adams & Hancock, LLC dba Brightstar Overland Park & Jordon & Pippen, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/27/2020	19.8	7.7	7.8	—%
Success Express, Inc. dba Success Express	Couriers and Messengers	Term Loan	Prime plus 2.75%	9/29/2020	91.8	57.3	56.2	0.03%
K9 Bytes, Inc. & Epazz, Inc. dba K9 Bytes, Inc.	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	9/30/2020	18.5	11.6	11.4	0.01%
Elan Realty, LLC and Albert Basse Asociates, Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	9/30/2035	228.2	207.7	214.5	0.13%
Wise Forklift Inc.	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/1/2020	296.9	182.9	183.8	0.11%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Stamford Property Holdings, LLC & Stamford Car Wash, LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/4/2035	122.5	112.5	116.2	0.07%
Jade Automotive d/b/a Sears Hometown Store	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	10/6/2035	146.6	134.2	138.6	0.08%
Sunmar, Inc. dba Creative Cooking	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/19/2035	51.7	47.2	48.7	0.03%
Planet Verte, LLC d/b/a Audio Unlimited	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/20/2020	40.0	24.9	24.4	0.01%
Kino Oil of Texas, LLC dba Kino Company	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/27/2035	12.0	10.8	11.1	0.01%
Kino Oil of Texas, LLC dba Kino Oil	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/27/2020	60.0	37.1	36.3	0.02%
DDLK Investments, LLC d/b/a Smoothie King	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/30/2020	7.5	4.2	4.2	—%
Rudy & Louise Chavez dba Clyde's Auto and Furniture Upholstery	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/2/2035	50.1	45.6	47.1	0.03%
California College of Communications, Inc.	Educational Services	Term Loan	Prime plus 2.75%	11/2/2020	172.5	109.8	107.7	0.06%
Newsome Trucking Inc. and Kevin Newsome	Truck Transportation	Term Loan	Prime plus 2.75%	9/2/2035	423.1	385.4	398.0	0.23%
New Life Holdings, LLC and Certified Collision Services, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/29/2035	76.2	68.6	70.4	0.04%
Members Only Software	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/30/2020	40.3	24.8	24.6	0.01%
Tanner Optical Inc. dba Murphy Eye Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/22/2035	94.6	85.5	87.2	0.05%
B&B Fitness and Barbell, Inc. dba Elevations Health Club	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/22/2035	242.1	219.3	224.9	0.13%
H.H. Leonards Trust and Potomac Fund, LLC	Accommodation	Term Loan	Prime plus 2.75%	7/23/2020	62.0	23.1	23.2	0.01%
Zouk, Ltd. dba Palma	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/25/2020	27.5	17.1	17.1	0.01%
CJ Park Inc. dba Kidville Midtown West	Educational Services	Term Loan	Prime plus 2.75%	6/25/2020	26.4	12.7	12.5	0.01%
Emotion in Motion Dance Center Limited Liability Company	Personal and Laundry Services	Term Loan	Prime plus 2.75%	7/25/2020	5.4	2.6	2.5	—%
WeaverVentures, Inc. dba The UPS Store	Postal Service	Term Loan	Prime plus 2.75%	7/28/2020	23.8	14.5	14.2	0.01%
I-90 RV & Auto Supercenter	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/29/2035	74.9	67.8	70.0	0.04%
ActKnowledge, Inc dba ActKnowledge	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/30/2020	50.0	30.3	30.4	0.02%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Quest Logic Investments, LLC dba Dairy Queen	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2035	105.0	95.1	97.5	0.06%
ValleyStar, Inc. dba BrightStar HealthCare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2020	0.6	3.7	3.6	—%
ValleyStar, Inc. dba BrightStar Healthcare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2020	7.5	4.5	4.4	—%
Excel RP, Inc./Kevin and Joann Foley	Machinery Manufacturing	Term Loan	Prime plus 2.75%	7/8/2028	50.0	41.6	42.4	0.03%
M & H Pine Straw, Inc. and Harris Maloy	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	7/10/2020	67.5	41.3	41.0	0.02%
Diag, LLC dba Kidville	Educational Services	Term Loan	Prime plus 2.75%	6/21/2020	37.5	22.2	21.8	0.01%
Atlanta Vascular Research Organization, Inc. dba Atlanta Vascular Found	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/6/2020	24.3	15.0	15.1	0.01%
JRJG, Inc. dba BrightStar HealthCare-Naperville/Oak Brook	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/23/2020	15.0	8.8	8.6	0.01%
Cocoa Beach Parasail Corp. dba Cocoa Beach Parasail	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/26/2020	6.3	3.7	3.6	—%
Clearbay Enterprises, Inc. dba First Class Kennels	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/30/2034	60.0	53.5	55.1	0.03%
M & H Pine Straw, Inc. and Harris L. Maloy	Support Activities for Agriculture and Forestry	Term Loan	6%	4/30/2020	183.3	109.6	108.6	0.06%
New Economic Methods, LLC dba Rita's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2020	24.8	1.1	1.1	—%
Danjam Enterprises, LLC dba Ariel Dental Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/31/2035	204.0	184.0	188.2	0.11%
Vortex Automotive, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/5/2035	76.6	69.1	70.9	0.04%
Caring Hands Pediatrics, P.C. dba Caring Hands Pediatrics	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/9/2020	14.5	8.5	8.3	—%
Animal Intrusion Prevention Systems Holding Company, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/29/2024	126.5	91.8	91.6	0.05%
Music Mountain Water Company, LLC dba Music Mountain Water Co.	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	12/29/2019	185.4	103.0	103.3	0.06%
Lahoba, LLC dba Papa John's Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/30/2034	42.5	38.1	39.1	0.02%
ATC Fitness, LLC dba Around the Clock Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2019	15.0	7.6	7.6	—%
Adams and Hancock, LLC dba BrightStar Overland Park	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/31/2020	43.6	20.7	20.4	0.01%
KMC RE, LLC & B&B Kennels	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/19/2034	58.3	52.1	53.4	0.03%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
CMA Consulting dba Construction Management Associates	Construction of Buildings	Term Loan	Prime plus 2.75%	12/11/2019	58.5	32.4	31.7	0.02%
David A. Nusblatt, D.M.D, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/11/2019	9.0	5.0	5.0	—%
Bonet Kidz Inc. dba Kidville	Educational Services	Term Loan	Prime plus 2.75%	3/16/2020	15.5	6.1	6.1	—%
Planet Verte, LLC dba Audio Unlimited of Oceanside	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/28/2019	57.0	30.8	30.2	0.02%
Demand Printing Solutions, Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	12/12/2019	10.0	5.5	5.5	—%
Demand Printing Solutions, Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	10/29/2034	147.5	131.5	135.9	0.08%
Lebenthal Holdings, LLC and Lebenthal & Co., LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/29/2019	500.0	50.3	47.5	0.03%
Supreme Screw Products, Inc. and Misha Migdal	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	4/17/2019	308.2	142.4	142.6	0.08%
Gray Tree Service, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/18/2018	50.0	21.8	21.9	0.01%
Gourmet to You, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2019	12.1	5.4	5.4	—%
Envy Salon & Spa, LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/4/2018	20.3	8.8	8.8	0.01%
Healthcare Interventions, Inc. dba Brightstar HealthCare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/15/2016	8.3	1.1	0.9	—%
Grapevine Professional Services, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/22/2019	8.2	3.5	3.6	—%
Carnagron, LLC dba GearBling	Apparel Manufacturing	Term Loan	Prime plus 2.75%	11/1/2018	6.9	2.9	2.9	—%
Peter Thomas Roth Labs, LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/26/2018	425.0	177.7	177.4	0.10%
Cool Air Solutions, Inc. dba Graham Heating & Air Conditioning	Specialty Trade Contractors	Term Loan	Prime plus 2%	12/27/2018	411.5	179.4	176.7	0.10%
Inflate World Corporation	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/30/2018	7.5	2.5	2.5	—%
K & D Family and Associates, Inc. dba Philly Pretzel Factory	Food and Beverage Stores	Term Loan	Prime plus 2.75%	8/5/2018	81.3	33.1	33.1	0.02%
Dream Envy, Ltd. d/b/a Massage Envy	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/9/2018	88.0	37.5	37.5	0.02%
Seven Stars Enterprises, Inc. dba Atlanta Bread Company	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2018	86.3	33.7	33.7	0.02%
Gilbert Chiropractic Clinic, Inc.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/7/2018	22.5	8.8	8.8	0.01%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
CBA D&A Pope, LLC dba Christian Brothers Automotive	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/14/2018	144.9	57.6	57.5	0.03%
D & D's Divine Beauty School of Esther, LLC	Educational Services	Term Loan	6%	8/1/2031	57.7	53.9	55.5	0.03%
Beer Table, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/8/2018	10.5	3.3	3.3	—%
Zog Inc.	Other Information Services	Term Loan	6%	3/17/2018	97.5	79.5	79.3	0.05%
Bliss Coffee and Wine Bar, LLC	Food Services and Drinking Places	Term Loan	6%	3/19/2018	87.5	72.6	72.5	0.04%
Shivsakti, LLC dba Knights Inn	Accommodation	Term Loan	Prime plus 2.75%	12/20/2032	92.5	78.5	80.9	0.05%
Burks & Sons Development, LLC dba Tropical Smoothie Café	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/22/2018	49.8	18.2	18.2	0.01%
Daniel S. Fitzpatrick dba Danny's Mobile Appearance Reconditioning Service	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/29/2018	9.4	3.5	3.5	—%
Saan M.Saelee dba Saelee's Delivery Service	Truck Transportation	Term Loan	Prime plus 2.75%	3/12/2018	9.8	3.6	3.5	—%
Seo's Paradise Cleaners, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/19/2018	9.8	2.9	2.9	—%
All American Printing	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	10/26/2032	69.8	39.6	40.8	0.02%
Enewhere Custom Canvas, LLC	Textile Product Mills	Term Loan	Prime plus 2.75%	2/15/2018	12.0	4.5	4.5	—%
A & A Acquisition, Inc. dba A & A International	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	2/15/2018	100.0	34.1	34.2	0.02%
Timothy S. Strange dba Strange's Mobile Apperance Reconditioning Service	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/17/2017	8.5	2.3	2.3	—%
RCB Enterprises, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/18/2017	21.2	8.9	8.9	0.01%
Ameritocracy, Inc dba Ben and Jerry's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/18/2017	168.8	55.0	55.1	0.03%
Margab, Inc. dba Smoothie King	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/28/2017	44.0	14.9	14.9	0.01%
Signs of Fortune, LLC dba FastSigns	Miscellaneous Manufacturing	Term Loan	Prime plus 2.5%	4/3/2023	434.4	345.6	346.6	0.20%
The Design Shop, LLC	Textile Mills	Term Loan	Prime plus 2.75%	11/27/2027	247.5	189.4	193.9	0.11%
Maria C. Sathre and David N. Sathre dba Black Forest Liquor Store	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/28/2017	18.6	6.1	6.1	—%
Tammy's Bakery, Inc. dba Tammy's Bakery	Food Manufacturing	Term Loan	Prime plus 2.75%	12/10/2017	71.8	24.7	24.7	0.01%
Parties By Pat, Inc. and Jose M. Martinez Jr.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/11/2017	93.1	30.8	30.8	0.02%
Quality Engraving Services Inc. and Ian M. Schnaitman	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	10/17/2017	15.0	4.7	4.7	—%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Kings Laundry, LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/30/2017	64.5	21.1	21.2	0.01%
MJ Mortgage & Tax Services, Inc.	Credit Intermediation and Related Activities	Term Loan	Prime plus 2.75%	11/14/2017	6.9	2.1	2.1	—%
Flourishing Fruits, LLC dba Edible Arrangements	Food Manufacturing	Term Loan	Prime plus 2.75%	12/29/2017	21.1	4.9	4.5	—%
Metano IBC Services, Inc. and Stone Brook Leasing, LLC	Rental and Leasing Services	Term Loan	Prime plus 2.75%	8/17/2017	315.0	79.9	79.9	0.05%
1911 East Main Street Holdings, Corp.	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2032	15.8	13.2	13.6	0.01%
Flint Batteries, LLC dba Batteries Plus of Flint	General Merchandise Stores	Term Loan	Prime plus 2.75%	8/29/2017	9.0	2.3	2.3	—%
Louis B. Smith dba LAQ Funeral Coach	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/15/2017	12.6	3.9	3.9	—%
South Dade Restoration Corp. dba Servpro of Kendall/Pinecrest	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/10/2016	61.8	9.2	9.2	0.01%
Mala Iyer, MD dba Child and Family Wellness Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/11/2017	50.0	15.4	15.4	0.01%
Twietmeyer Dentistry PA	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/30/2017	148.9	43.5	43.5	0.03%
L.C.N. Investments, L.L.C. dba Max Muscle Sports Nutrition	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	5/27/2017	12.8	3.0	3.0	—%
Water Works Laundromat, LLC	Personal and Laundry Services	Term Loan	Prime plus 2.25%	9/7/2027	267.3	201.3	200.2	0.12%
Lynden Evans Clarke, Jr.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/16/2017	10.0	2.6	2.6	—%
CCIPTA, LLC	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	1/17/2017	47.0	2.7	2.7	—%
Zeroln Media, LLC	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	4/25/2017	7.5	2.0	2.0	—%
No Thirst Software, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/26/2017	6.8	1.4	1.4	—%
Saul A. Ramirez and Norma L. Trujillo	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/31/2017	6.0	1.5	1.5	—%
Eric R. Wise, D.C. dba Jamacha-Chase Chiropractic	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/30/2017	15.6	1.1	1.1	—%
Dave Kris, and MDK Ram Corp.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/5/2026	221.0	37.2	38.0	0.02%
Misri Liquors, Inc.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/18/2016	67.5	15.4	15.4	0.01%
Jojan, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.25%	12/18/2031	204.8	40.4	40.2	0.02%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Nora A. Palma and Julio O Villcas	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/27/2017	56.3	2.7	2.7	—%
Aillaud Enterprises, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/29/2017	13.8	0.5	0.5	—%
Spain Street, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/29/2017	63.0	4.1	4.1	—%
Kyoshi Enterprises, LLC	Educational Services	Term Loan	Prime plus 2.75%	12/29/2016	22.5	5.2	5.2	—%
Gill Express Inc. dba American Eagle Truck Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	1/5/2027	286.9	210.1	214.8	0.13%
Vincent Allen Fleece dba Living Well Accessories and Water Camel	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/1/2016	3.8	0.7	0.7	—%
Contractors Pumping Service, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/3/2016	9.9	0.8	0.8	—%
Smooth Grounds, Inc.	Food Services and Drinking Places	Term Loan	8%	10/11/2016	64.5	38.0	38.0	0.02%
Nelson Financial Services, LLC	Scenic and Sightseeing Transportation	Term Loan	Prime plus 2.75%	9/2/2016	57.0	2.6	2.6	—%
Flint Batteries, LLC	General Merchandise Stores	Term Loan	Prime plus 2.75%	7/21/2016	46.9	6.6	6.6	—%
A + Quality Home Health Care, Inc.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/1/2016	22.5	1.5	1.5	—%
Tesserah Tile Design, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2016	7.1	1.0	1.0	—%
It's A Buffalo	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/26/2016	219.8	32.0	32.0	0.02%
Cocoa Beach Parasail Corp.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/5/2016	8.9	1.3	1.3	—%
Pro Levin Yoga, Incorporated d.b.a. Bikram's Yoga College	Educational Services	Term Loan	Prime plus 2.75%	5/12/2016	16.4	2.6	2.6	—%
Maynard Enterprises, Inc.	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	3/22/2016	22.5	1.1	1.1	—%
Fran-Car Corporation dba Horizon Landscape Management	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/3/2028	407.8	177.6	182.0	0.11%
Head To Toe Personalized Pampering, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/27/2031	52.0	9.7	10.0	0.01%
Maxwell Place, LLC	Nursing and Residential Care Facilities	Term Loan	6%	12/1/2015	1,076.8	846.2	845.2	0.50%
Spencer Fitness, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/11/2016	6.0	0.3	0.3	—%
Olympia Fields Eyecare, Ltd.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/12/2016	15.0	1.4	1.4	—%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Tuan D. Dang, OD, PA	Ambulatory Health Care Services	Term Loan	Prime plus 2.25%	12/7/2015	77.0	8.6	5.8	—%
Champion Pest Control Systems, Inc.	Administrative and Support Services	Term Loan	6%	1/15/2016	39.0	3.7	3.7	—%
Christopher F. Bohon & Pamela D. Bohon	Social Assistance	Term Loan	Prime plus 2.75%	10/28/2026	14.2	3.7	3.7	—%
Polaris Press, LLC	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	9/29/2015	21.5	0.4	0.4	—%
Shree Om Lodging, LLC dba Royal Inn	Accommodation	Term Loan	Prime plus 2.75%	5/2/2030	333.3	66.7	68.7	0.04%
Pedzik's Pets, LLC	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	3/31/2030	53.5	9.8	10.1	0.01%
Jenchad, Inc and Chadjen, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.125%	4/7/2025	462.5	48.0	47.5	0.03%
Nancy Carapelluci & A & M Seasonal Corner Inc.	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/1/2025	106.9	17.1	17.5	0.01%
Moonlight Multi Media Production, Inc.	Other Information Services	Term Loan	5%	2/1/2025	19.7	4.4	4.4	—%
McCallister Venture Group, LLC and Maw's Vittles, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/30/2029	75.0	12.6	13.0	0.01%
Computer Renaissance dba Dante IT Services, Inc.	Electronics and Appliance Stores	Term Loan	Prime plus 3.75%	3/1/2018	100.0	3.6	3.7	—%
Prince Co., Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 1.5%	3/18/2029	187.5	31.2	29.7	0.02%
Chong Hun Im dba Kim's Market	Food and Beverage Stores	Term Loan	Prime plus 2.5%	2/27/2024	80.0	11.2	11.0	0.01%
John B. Houston Funeral Home, Inc. dba George E. Cushnie Funeral Home	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/19/2028	78.8	13.5	13.8	0.01%
Center-Mark Car Wash, Ltd	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/18/2024	221.3	32.8	33.4	0.02%
Min Hui Lin	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/30/2028	134.3	19.3	19.8	0.01%
Akshar Group, LLC	Accommodation	Term Loan	6%	11/5/2028	321.3	53.1	54.5	0.03%
Shuttle Car Wash, Inc. dba Shuttle Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.25%	11/10/2028	109.8	18.9	18.8	0.01%
Delta Partners, LLC dba Delta Carwash	Repair and Maintenance	Term Loan	Prime plus 2.5%	4/5/2029	280.9	46.5	47.0	0.03%
Oz B. Zamir dba Zamir Marble & Granite	Specialty Trade Contractors	Term Loan	Prime plus 2.5%	8/6/2028	54.0	9.1	9.2	0.01%
Rama, Inc. dba Staybridge Suites	Accommodation	Term Loan	Prime plus 2%	4/18/2026	750.0	438.6	431.3	0.25%
B & J Manufacturing Corporation and Benson Realty Trust	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2%	3/30/2021	250.0	25.4	25.1	0.01%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
RAB Services, Inc. & Professional Floor Installations	Specialty Trade Contractors	Term Loan	Prime plus 2.5%	1/31/2023	62.5	8.6	8.7	0.01%
M. Krishna, Inc. dba Super 8 Motel	Accommodation	Term Loan	Prime plus 2%	3/20/2025	250.0	10.9	10.8	0.01%
Taste of Inverness, Inc. dba China Garden	Food Services and Drinking Places	Term Loan	Prime plus 2%	6/29/2025	73.8	10.2	10.0	0.01%
Ralph Werner dba Werner Transmissions	Gasoline Stations	Term Loan	Prime plus 2.75%	12/29/2021	26.6	3.0	3.0	—%
OrthoQuest, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2%	3/12/2022	56.8	5.8	5.7	—%
CPN Motel, LLC dba American Motor Lodge	Accommodation	Term Loan	Prime plus 2.25%	4/30/2024	379.0	36.4	36.2	0.02%
Duttakrupa, LLC dba Birmingham Motor Court	Accommodation	Term Loan	Prime plus 2.25%	9/8/2023	98.8	14.2	14.1	0.01%
Track Side Collision & Tire, Inc.	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/16/2025	44.8	5.6	5.7	—%
Deesha Corporation, Inc. dba Best Inn & Suites	Accommodation	Term Loan	Prime plus 2.25%	2/14/2025	250.0	31.9	31.8	0.02%
Willington Hills Equestrian Center, LLC	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	10/19/2022	85.0	13.6	13.8	0.01%
Maruti, Inc.	Accommodation	Term Loan	Prime plus 2.25%	11/25/2024	220.0	29.7	29.6	0.02%
LABH, Inc. t/a Ramada Ltd.	Accommodation	Term Loan	Prime plus 2.25%	9/27/2024	555.0	47.8	47.6	0.03%
Gain Laxmi, Inc. dba Super 8 Motel	Accommodation	Term Loan	Prime plus 2.25%	5/31/2023	202.5	24.3	24.3	0.01%
Randall D. & Patricia D. Casaburi dba Pat's Pizzazz	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	3/13/2023	68.8	8.5	8.7	0.01%
Naseeb Corporation	Accommodation	Term Loan	Prime plus 2.25%	3/31/2024	402.5	35.4	35.3	0.02%
La Granja Live Poultry Corp.	Food Manufacturing	Term Loan	Prime plus 2.75%	8/26/2018	54.0	3.6	3.6	—%
Karis, Inc.	Accommodation	Term Loan	Prime plus 2%	12/22/2023	148.8	16.2	16.0	0.01%
Stillwell Ave Prep School	Social Assistance	Term Loan	Prime plus 2.75%	1/14/2023	72.0	7.8	7.9	—%
Five Corners, Ltd.	Gasoline Stations	Term Loan	Prime plus 2.75%	12/11/2019	85.0	7.1	7.2	—%
Alyssa Corp dba Knights Inn	Accommodation	Term Loan	Prime plus 2.25%	9/30/2023	350.0	45.6	45.5	0.03%
Mimoza LLC, dba Tally Ho Inn	Food Services and Drinking Places	Term Loan	Prime plus 2.25%	10/7/2023	105.0	13.2	13.2	0.01%
Bhailal Patel dba New Falls Motel	Accommodation	Term Loan	Prime plus 2.75%	3/27/2023	100.0	5.2	5.2	—%
Pegasus Automotive, Inc.	Gasoline Stations	Term Loan	Prime plus 2.75%	12/23/2022	112.5	13.5	13.7	0.01%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Delyannis Iron Works	Fabricated Metal Product Manufacturing	Term Loan	6%	12/8/2022	16.0	1.7	1.7	—%
P. Agrino, Inc. dba Andover Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/18/2021	150.0	14.1	14.3	0.01%
Golden Elevator Co., Inc.	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	1/31/2022	50.0	2.4	2.4	—%
Mohamed Live Poultry Inc.	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	12/6/2021	36.8	3.9	3.9	—%
RJS Service Corporation	Gasoline Stations	Term Loan	Prime plus 2.75%	8/20/2021	79.0	8.1	8.2	—%
Chez RuRene Bakery	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/20/2017	150.0	43.9	48.8	0.03%
Total SBA Uunguaranteed Performing Investments					$152,216.2	$129,797.8	$123,336.4	72.74%

Non-Performing SBA Unguaranteed Investments (3)
Lamson and Goodnow Manufacturing Co. and Lamson and Goodnow, LLC	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/28/2037	190.7	177.2	146.6	0.09%
West Experience, Inc./West Mountain Equipment Rental, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	6%	6/5/2026	66.9	47.4	41.4	0.02%
*DUCO Energy Services, a Limited Liability Company	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/20/2023	11.8	10.8	—	—%
Milliken and Milliken, Inc. dba Milliken Wholesale Distribution	Merchant Wholesalers, Durable Goods	Term Loan	6%	6/10/2036	191.0	154.6	131.2	0.08%
Stokes Floor Covering Company Inc. and Robert E. Rainey, Jr.	Furniture and Home Furnishings Stores	Term Loan	6%	12/29/2035	131.0	116.6	105.7	0.06%
Barnum Printing & Publishing, Co.	Printing and Related Support Activities	Term Loan	6%	7/29/2015	44.7	10.8	10.7	0.01%
Whirlwind Car Wash, Inc.	Repair and Maintenance	Term Loan	Prime plus 2%	4/9/2029	25.8	19.3	16.1	0.01%
Almeria Marketing 1, Inc.	Personal and Laundry Services	Term Loan	7.75%	10/15/2015	10.1	4.9	2.1	—%
Guzman Group, LLC	Rental and Leasing Services	Term Loan	6%	1/30/2016	251.7	208.9	197.1	0.12%
Groundworks Unlimited, LLC	Specialty Trade Contractors	Term Loan	6%	12/17/2023	116.0	96.0	84.3	0.05%
Robin C. & Charles E. Taylor & Brigantine Aquatic Center, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	6%	9/14/2023	31.7	21.2	18.6	0.01%
Dixie Transport, Inc. & Johnny D. Brown & Jimmy Brown & Maudain Brown	Support Activities for Transportation	Term Loan	5.25%	12/28/2035	145.9	144.6	90.2	0.05%
David M. Goens dba Superior Auto Paint & Body, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/26/2024	7.8	4.3	3.9	—%
Stormwise South Florida dba Stormwise Shutters	Specialty Trade Contractors	Term Loan	6%	11/7/2036	427.5	410.2	347.4	0.20%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Stormwise South Florida dba Stormwise Shutters	Specialty Trade Contractors	Term Loan	6%	11/7/2036	204.0	201.6	172.7	0.10%
Auto Sales, Inc.	Motor Vehicle and Parts Dealers	Term Loan	6%	8/17/2023	13.3	5.8	5.4	—%
Bwms Management, LLC	Food Services and Drinking Places	Term Loan	6%	7/7/2027	109.1	80.7	32.4	0.02%
*Integrity Sports Group, LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	6%	3/6/2018	60.9	16.0	13.9	0.01%
LJ Parker, LLC. dba Kwik Kopy Business Center 120	Administrative and Support Services	Term Loan	7%	9/8/2014	61.6	31.7	30.1	0.02%
The Lucky Coyote, LLC	Miscellaneous Manufacturing	Term Loan	6%	5/8/2017	44.4	13.4	6.9	—%
TechPlayZone, Inc.	Social Assistance	Term Loan	Prime plus 2.75%	1/27/2016	6.0	0.5	0.5	—%
Gotta Dance Studio, Inc. dba Gotta Dance Studio Academy of Performing	Educational Services	Term Loan	Prime plus 2.75%	11/16/2016	10.0	3.9	0.3	—%
Furniture Company, LLC	Furniture and Home Furnishings Stores	Term Loan	7%	10/30/2015	6.4	1.3	0.1	—%
Event Mecca, LLC	Other Information Services	Term Loan	6%	4/10/2023	14.3	13.3	5.8	—%
*Anmor Machining Company, LLC dba Anmor Machining Company	Fabricated Metal Product Manufacturing	Term Loan	6%	11/18/2026	192.5	146.2	—	—%
*AUM Estates, LLC and Sculpted Figures Plastic Surgery, Inc.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/14/2038	618.7	603.9	370.7	0.22%
*AUM Estates, LLC and Sculpted Figures Plastic Surgery, Inc.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/12/2023	87.5	83.7	—	—%
*AWA Fabrication & Construction, LLC	Fabricated Metal Product Manufacturing	Term Loan	6%	4/30/2025	152.2	34.8	13.2	0.01%
*Baker Sales, Inc. d/b/a Baker Sales, Inc.	Nonstore Retailers	Term Loan	6%	3/29/2036	490.0	182.0	133.0	0.08%
*BCD Enterprises, LLC dba Progressive Tool and Nutmeg Tool	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/22/2026	505.4	414.5	143.8	0.08%
*D'Elia Auto Repair Inc. dba D'Elia Auto Body	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/26/2023	15.0	13.9	—	—%
*Dill Street Bar and Grill Inc. and WO Entertainment, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/27/2027	122.9	112.3	40.9	0.02%
*Dr. Francis E. Anders, DVM	Professional, Scientific, and Technical Services	Term Loan	6%	8/9/2015	4.6	1.6	1.6	—%
*E & I Holdings, LP & PA Farm Products, LLC	Food Manufacturing	Term Loan	6%	4/30/2030	1,248.8	1,237.1	481.1	0.28%
E.W. Ventures, Inc. dba Swift Cleaners & Laundry	Personal and Laundry Services	Term Loan	0%	4/18/2017	209.1	92.4	82.8	0.05%
*Elite Treats Enterprises, Inc. dba Rochelle Dairy Queen	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/24/2032	141.3	131.5	92.4	0.05%
*Feinman Mechanical, LLC	Specialty Trade Contractors	Term Loan	6%	9/28/2028	323.0	305.2	73.1	0.04%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
*Goetzke Chiropractic, Inc.	Ambulatory Health Care Services	Term Loan	6%	10/25/2017	7.3	3.1	0.6	—%
*Grand Manor Realty, Inc. & Kevin LaRoe	Real Estate	Term Loan	Prime plus 2.75%	2/20/2023	21.8	19.0	10.5	0.01%
*Hampton's Restaurant Holding Company, LLC/Hampton's Restaurant #1 LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2023	398.0	255.7	20.7	0.01%
*Harrelson Materials Management, Inc.	Waste Management and Remediation Services	Term Loan	6%	6/24/2021	537.5	470.0	134.4	0.08%
*Harry B Gould dba Lake Athens Marina Restaurant	Accommodation	Term Loan	Prime plus 2.75%	12/28/2025	132.9	116.2	3.9	—%
*Hot Buckles, Inc.	Apparel Manufacturing	Term Loan	Prime plus 2.75%	6/27/2018	57.6	26.9	—	—%
Houk Enterprises, Inc. d/b/a Max Muscle	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	10/27/2019	46.1	8.1	7.5	—%
J Olson Enterprises, LLC and Olson Trucking Direct, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	6/28/2025	733.1	675.7	522.1	0.31%
*Jenny's Wunderland, Inc.	Social Assistance	Term Loan	Prime plus 2.75%	6/29/2036	160.5	150.1	99.6	0.06%
*Krishna of Orangeburg, Inc.	Accommodation	Term Loan	6%	2/20/2032	41.8	10.3	5.6	—%
*Las Torres Development, LLC dba Houston Event Centers	Real Estate	Term Loan	6%	8/27/2028	402.9	368.2	355.7	0.21%
*LRCSL, LLC dba Daybreak Fruit and Vegetable Company	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/28/2021	75.1	53.0	18.7	0.01%
*Lucil Chhor dba Baja Fresh #159	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/28/2022	49.1	30.0	15.7	0.01%
*Midway Plaza 6, LLC & Adventure World Family Fun Center, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	6%	12/19/2029	200.0	43.8	8.1	—%
*Momentum Medical Group, Inc.	Ambulatory Health Care Services	Term Loan	7.75%	9/30/2015	244.2	159.7	—	—%
*Morris Glass and Construction	Specialty Trade Contractors	Term Loan	6%	3/7/2021	49.8	44.8	0.8	—%
*Our Two Daughters, LLC dba Washington's Restaurant	Food Services and Drinking Places	Term Loan	6%	6/18/2026	225.0	170.3	12.8	0.01%
*Parth Dev, Ltd. dba Amerihost Inn Hotel-Kenton	Accommodation	Term Loan	5.25%	10/3/2028	54.9	38.3	18.7	0.01%
*Professional Systems, LLC and Professional Cleaning	Administrative and Support Services	Term Loan	6%	7/30/2020	159.4	132.1	58.4	0.03%
*Pure Water Innovations, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/6/2016	3.4	1.0	1.0	—%
*Pyramid Real Estate Holdings, LLC dba Hoteps	Food Services and Drinking Places	Term Loan	6%	10/7/2022	12.7	8.9	7.4	—%
*Shamrock Jewelers, Inc.	Clothing and Clothing Accessories Stores	Term Loan	6%	12/14/2016	47.6	5.1	5.0	—%
*Sheikh M Tariq dba Selbyville Foodrite	Gasoline Stations	Term Loan	6%	3/13/2023	63.1	48.4	33.5	0.02%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
*Tequila Beaches, LLC dba Fresco Restaurant	Food Services and Drinking Places	Term Loan	6%	9/16/2021	21.0	15.8	12.0	0.01%
*The Alba Financial Group, Inc.	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	11/13/2015	15.6	7.4	4.0	—%
*Top Class, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/28/2016	5.0	1.3	0.1	—%
*United Woodworking, Inc.	Wood Product Manufacturing	Term Loan	6%	12/20/2022	17.3	13.6	13.4	0.01%
*DC Realty, LLC dba FOGO Data Centers	Professional, Scientific, and Technical Services	Term Loan	6%	3/23/2037	777.9	741.3	716.0	0.42%
*DC Realty, LLC dba FOGO Data Centers	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/23/2022	367.2	241.3	233.0	0.14%
Total SBA Unguaranteed Non-Performing Investments					$11,220.9	$9,013.5	$5,215.2	3.08%

Total SBA Unguaranteed Investments					$163,437.1	$138,811.3	$128,551.6	75.81%

Performing SBA Guaranteed Investments (4)
GPG Enterprises, LLC dba Angel Animal Hospital & Boarding	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/24/2040	202.5	202.5	231.8	0.14%
Loriet, LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/24/2025	68.0	68.0	76.5	0.05%
Zero-In Media Inc.	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	3/25/2025	127.5	127.5	142.2	0.08%
Balthazar Management Virgin Islands, LLC dba The Beach Café	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/27/2025	369.8	369.8	416.0	0.25%
Delta Aggrigate, LLC	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	3/30/2025	270.0	270.0	303.7	0.18%
Copper Beech Financial Group, LLC	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	3/30/2025	375.0	375.0	429.4	0.25%
T and B Boots Inc. dba Takkens	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	3/31/2025	2,423.3	2,423.3	2,689.9	1.59%
Tavern Properties, LLC and Wildwood Tavern, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/15/2039	1,275.0	1,275.0	1,459.9	0.86%
Quest Logic Investments, LLC and Kleiner Investments, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/31/2025	127.5	127.5	143.4	0.08%
Mid-South Lumber Co. of Northwest Florida, Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/31/2040	1,286.3	1,286.3	1,473.8	0.87%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Kiddie Steps 4 You Inc.	Social Assistance	Term Loan	Prime plus 2.75%	2/20/2040	185.3	185.3	212.2	0.13%
Baystate Firearms and Training, LLC	Educational Services	Term Loan	Prime plus 2.75%	2/27/2025	190.1	190.1	213.1	0.13%
The Merrin Group, LLC dba Havana Central	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/31/2025	750.0	750.0	843.8	0.50%
401 JJS Corporation and G Randazzo's Trattoria Corporation	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/23/2039	1,420.4	1,233.7	1,409.6	0.83%
Dean 1021, LLC dba Pure Pita	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/29/2025	240.0	141.7	159.1	0.09%
FHJE Ventures, LLC and Eisenreich II Inc. dba Breakneck Tavern	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/31/2039	736.5	602.5	688.3	0.41%
Miss Cranston Diner II, LLC and Miss Cranston II Realty, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/17/2039	328.5	292.0	333.8	0.20%
Alpha Preparatory Academy, LLC	Social Assistance	Term Loan	Prime plus 2.75%	8/15/2039	435.7	371.5	424.6	0.25%
First Prevention and Dialysis Center, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/30/2024	714.8	361.3	405.5	0.24%
Advance Case RE Holdings, LLC and Advance Case Parts Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/31/2040	2,274.8	1,872.0	2,135.0	1.26%
DC Real, LLC and DC Enterprises, LTD dba Lakeview True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/20/2039	358.1	341.7	390.4	0.23%
Jatcoia 60056, LLC dba Style Encore	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	3/31/2025	126.4	126.4	141.8	0.08%
Total SBA Guaranteed Performing Investments					$14,285.2	$12,993.1	$14,723.8	8.68%
Total SBA Unguaranteed and Guaranteed Investments					$177,722.3	$151,804.4	$143,275.4	84.50%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Affiliate Investments (5)								—%
Advanced Cyber Security Systems, LLC (6), (13)	Data processing, hosting and related services.	50% Membership Interest	—%	—	—	—	—	—%
		Term Loan	3%	December 2014	1,120.0	381.0	—	—%
*Automated Merchant Services, Inc. (7), (13)	Data processing, hosting and related services.	100% Common Stock	—%	—	—	—	—	—%
*Business Connect, LLC (8), (13)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	—	—	—%
*CCC Real Estate Holdings, LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	—	—	—%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
CDS Business Services, Inc. (9), (13)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Common Stock	—%	—	—	—	496.0	0.29%
		Term Loan	1%	Various maturities through August 2016	4,428.0	4,428.0	1,483.0	0.87%
Crystaltech Web Hosting, Inc.	Data processing, hosting and related services.	100% Common Stock	—%	—	—	9,256.0	21,500.0	12.68%
*OnLAN, LLC (15) (17)	Professional, Scientific, and Technical Services	49% Membership Interests	—%	—	—	800.0	—	—%
*Exponential Business Development Co. Inc. (13)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Common Stock	—%	—	—	—	—	—%
*First Bankcard Alliance of Alabama, LLC (10), (13)	Data processing, hosting and related services.	95% Membership Interests	—%	—	—	—	—	—%
*Fortress Data Management, LLC (13)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	—	—	—%
Newtek Insurance Agency, LLC (13)	Insurance Carriers and Related Activities	100% Membership Interests	—%	—	—	—	2,300.0	1.36%
PMTWorks Payroll, LLC (11), (13)	Data processing, hosting and related services.	80% Membership Interests	—%	—	—	—	920.0	0.54%
		Term Loan	10%-12%	Various maturities through September 2016	935.0	935.0	—	—%
Secure CyberGateway Services, LLC (12), (13)	Data processing, hosting and related services.	66.7% Membership Interests	—%	—	—	—	—	—%
		Term Loan	7%	December 2016	2,400.0	2,100.0	2,100.0	1.24%
Small Business Lending, Inc. (13)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Common Stock	—%	—	—	—	8,000.0	4.72%
*Summit Systems and Designs, LLC (8), (13)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	—	—	—%
*The Texas Whitestone Group, LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	65.0	—	—%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Universal Processing Services of Wisconsin, LLC (13)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	—	48,100.0	28.37%
*Where Eagles Fly, LLC (13), (14)	Theatrical productions	95% Membership Interest	—%	—	—	—	—	—%
Total Affiliates Investments					$8,883.0	$17,965.0	$84,899.0	50.07%

Investments in Money Market Funds					$—	$6,000.0	$6,000.0	3.54%

Total Investments					$186,605.3	$175,769.4	$234,174.4	138.10%
See accompanying notes to unaudited condensed consolidated financial statements.

* denotes non-income producing security.
(1) Newtek values each unguaranteed portion of SBA 7(a) performing loans (“Loan”) using a discounted cash flow analysis which projects future cash flows and incorporates projections for Loan pre-payments and Loan defaults using historical portfolio data. The data predicts future prepayment and default probability on curves which are based on Loan age. The recovery assumption for each Loan is specific to the discounted valuation of the collateral supporting that Loan. Each Loan’s cash flow is discounted at a rate which approximates a market yield. The Loans were originated under the SBA 7(a) program and conform to the underwriting guidelines in effect at their time of origination. Newtek has been awarded Preferred Lender Program (“PLP”) status from the SBA. The portions of these Loans are not guaranteed by the SBA. Individual loan participations can be sold to institutions which have been granted an SBA 750 license. Loans can also be sold as a pool of loans in a security form to qualified investors.
(2) Prime Rate is equal to 3.25% as of March 31, 2015.
(3) Newtek values non-performing SBA 7(a) loans using a discounted cash flow analysis of the underlying collateral which supports the loan. Net recovery of collateral, (fair value less cost to liquidate) is applied to the discounted cash flow analysis based upon a time to liquidate estimate. Modified loans are valued based upon current payment streams and are re-amortized at the end of the modification period.
(4) Newtek values guaranteed performing SBA 7(a) loans using the secondary SBA 7(a) market as a reference point. Newtek routinely sells performing SBA 7(a) loans into this secondary market. Guaranteed portions of SBA 7(a) loans partially funded as of the valuation date are valued using level two inputs as disclosed in Note 6.
(5) Control Investments are disclosed above as equity investments (except as otherwise noted) in those companies that are “Control Investments” of the Company as defined in the Investment Company Act of 1940. A company is deemed to be a “Control Investment” of Newtek Business Services Corp. if Newtek Business Services Corp. owns more than 25% of the voting securities of such company.
(6) 50% owned by Exponential of New York, LLC, 50% owned by non-affiliate.
(7) 96.11% owned by Wilshire Partners, LLC., 3.89% owned by Newtek Business Services Corp.
(8) 100% owned by Wilshire Texas Partners I, LLC.
(9) 49.385% owned by Wilshire New York Partners IV, LLC, 24.99% owned by Exponential of New York, LLC and 25.926% owned by Newtek Business Services Corp.
(10) 95% owned by Wilshire Alabama Partners, LLC., 5% owned by non-affiliate.
(11) 50% owned by Wilshire New York Partners V, LLC, 30% owned by Wilshire Holdings II, Inc., and 20% owned by non-affiliate.
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
(17) Denotes a non-controlled entity.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014
(In Thousands)

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Performing SBA Unguaranteed Investments (1)
MLM Enterprises, LLC and Demand Printing Solutions Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/18/2024	$70.5	$70.5	$63.3	0.04%
DC Real, LLC and DC Enterprises, LTD dba Lakeview True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/20/2039	119.4	93.9	94.0	0.06%
Legacy Estate Planning Inc. dba American Casket Enterprises	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/21/2024	42.0	42.0	33.5	0.02%
J&D Resources, LLC dba Aqua Science	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/21/2024	767.9	767.9	627.3	0.38%
Teamnewman Enterprises, LLC dba Newmans at 988	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/25/2039	148.8	148.8	138.5	0.08%
DeRidder Chiropractic, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/25/2024	13.2	13.2	12.5	0.01%
Stormrider Inc. dba Shirley's Stormrider, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	11/25/2024	150.0	150.0	119.5	0.07%
Modern Manhattan, LLC	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	11/25/2024	220.0	220.0	178.3	0.11%
Meridian Hotels, LLC dba Best Western Jonesboro	Accommodation	Term Loan	Prime plus 2.75%	11/25/2039	228.0	228.0	228.3	0.14%
Trading Group 3, Inc.	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	11/26/2024	22.5	22.5	17.9	0.01%
The Red Pill Management Inc. dba UFC Gym Matthews	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	11/26/2024	54.3	28.7	24.6	0.01%
Homegrown For Good, LLC	Apparel Manufacturing	Term Loan	Prime plus 2.75%	11/26/2024	230.0	230.0	202.1	0.12%
Kemmer, LLC and Apples Tree Top Liquors, LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/4/2039	138.4	138.4	125.1	0.08%
The Conibear Corporation and Conibear Trucking, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	12/5/2024	12.0	12.0	10.5	0.01%
All American Games, LLC and Sportslink - The Game, LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/10/2024	400.0	400.0	341.6	0.21%
B & W Towing, LLC and Boychucks Fuel, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/17/2039	164.5	164.5	151.3	0.09%
MM and M Management Inc. dba Pizza Artista	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/19/2025	46.3	46.3	37.8	0.02%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
B.S. Ventures, LLC dba Dink's Market	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/19/2039	53.8	53.8	53.4	0.03%
Will Zac Management, LLC dba Papa John's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/19/2024	48.8	48.8	47.9	0.03%
The Jewelers Inc. dba The Jewelers of Las Vegas	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	12/19/2024	1,250.0	1,250.0	1,008.4	0.61%
Beale Street Blues Company-West Palm Beach, LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/22/2024	187.5	187.5	158.8	0.10%
401 JJS Corporation and G Randazzo's Trattoria Corporation	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/23/2039	473.5	378.8	379.2	0.23%
The Lodin Group, LLC and Lodin Health Imaging Inc.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/23/2039	530.3	530.3	472.9	0.28%
Thermoplastic Services Inc. and Paragon Plastic Sheet, Inc	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	12/23/2039	500.0	500.0	500.6	0.30%
Winter Ventures Inc. dba Qualitybargainbooks and Qualitybargainmall	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/23/2024	156.1	156.1	132.5	0.08%
Carolina Flicks Inc. dba The Howell Theater	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	12/23/2032	163.3	163.3	149.9	0.09%
Atlantis of Daytona. LLC and Ocean Club Sportswear Inc.	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	12/23/2039	240.0	240.0	240.3	0.14%
Bowlerama, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/24/2039	1,202.5	1,202.5	1,199.9	0.72%
Bear Creek Entertainment, LLC dba The Woods at Bear Creek	Accommodation	Term Loan	Prime plus 2.75%	12/30/2024	106.3	106.3	104.6	0.06%
Evans and Paul, LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/30/2024	223.8	223.8	207.6	0.12%
First Prevention and Dialysis Center, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/30/2024	238.3	78.1	76.9	0.05%
Grand Blanc Lanes, Inc. and H, H and H, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/31/2039	133.0	133.0	130.5	0.08%
FHJE Ventures, LLC and Eisenreich II Inc. dba Breakneck Tavern	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/31/2039	245.5	161.6	161.8	0.10%
JEJE Realty, LLC and La Familia Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/10/2039	205.8	205.8	191.9	0.12%
Joey O's, LLC and Jennifer Olszewski	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/7/2024	13.1	13.0	10.3	0.01%
Laura L. Smith dba Lisa Smith Studio	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/3/2024	15.0	14.9	11.9	0.01%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Frontier Bulk Solutions, LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	10/31/2024	1,250.0	1,242.3	1,043.3	0.63%
Heartland American Properties, LLC and Skaggs RV Outlet, LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/31/2039	479.0	478.3	459.3	0.28%
M and C Renovations Inc.	Construction of Buildings	Term Loan	Prime plus 2.75%	10/31/2024	20.3	20.1	16.2	0.01%
Golden Transaction Corporation dba Bleh Sunoco	Gasoline Stations	Term Loan	Prime plus 2.75%	10/30/2039	156.7	156.5	152.5	0.09%
Kantz, LLC and Kantz Auto, LLC dba Kantz's Hometown Auto	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/29/2039	68.1	68.0	65.0	0.04%
Seelan Inc. dba Candleridge Market	Gasoline Stations	Term Loan	Prime plus 2.75%	10/27/2039	90.5	90.4	84.0	0.05%
185 Summerfield Inc. and Valcon Contracting Corp.	Construction of Buildings	Term Loan	Prime plus 2.75%	10/24/2039	162.3	162.0	157.1	0.09%
Navdeep B Martins and Busy Bubbles, LLC dba Wishy Washy	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/24/2039	89.0	88.9	80.5	0.05%
3 F Management, LLC and ATC Port Charlotte, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/17/2024	131.3	130.4	110.9	0.07%
One Hour Jewelry Repair Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/14/2024	20.6	20.4	16.3	0.01%
Return to Excellence, Inc. dba The Waynesville Inn Golf & Spa	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/10/2039	1,250.0	1,249.0	1,250.5	0.75%
Capitol Waste and Recycling Services, LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	10/10/2024	257.8	256.2	220.3	0.13%
Sound Manufacturing Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/10/2024	187.5	186.5	157.1	0.09%
DNT Storage and Properties, LLC	Real Estate	Term Loan	Prime plus 2.75%	10/10/2039	101.8	101.6	99.2	0.06%
Boilermaker Industries, LLC dba PostNet	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/9/2024	18.8	18.8	16.8	0.01%
Doctors Express Management of Central Texas, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/8/2024	105.0	92.4	85.0	0.05%
Smith Spinal Care Center P.C. and James C. Smith	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/8/2039	60.0	59.9	57.2	0.03%
Michael Rey Jr. and Lynn J. Williams (EPC) and GIG Petcare	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/3/2039	126.9	126.4	122.2	0.07%
Sumad, LLC dba BrightStar Care of Encinitas	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/2/2024	92.5	92.5	90.1	0.05%
Route 130 SCPI Holdings LLC, (EPC) Route 130 SCPI Operations, LLC (OC)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2039	538.8	538.8	494.2	0.30%
Roccos, LLC and Sullo Pantalone Inc. dba Rocco's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2039	255.8	255.0	234.8	0.14%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Keller Holdings, LLC and David H Keller III and Carie C Keller	Scenic and Sightseeing Transportation	Term Loan	Prime plus 2.75%	9/30/2039	100.0	99.7	98.4	0.06%
The Woods at Bear Creek, LLC and Bear Creek Entertainment, LLC	Accommodation	Term Loan	Prime plus 2.75%	9/29/2039	513.3	512.5	513.0	0.31%
Orange County Insurance Brokerage Inc. dba Beaty Insurance Agency	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	9/29/2039	325.1	324.6	324.7	0.20%
Keys Phase One, LLC dba The Grand Guesthouse	Accommodation	Term Loan	Prime plus 2.75%	9/26/2039	736.3	734.1	709.4	0.43%
Colts V, LLC and Nowatzke Service Center, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/26/2039	601.8	600.0	576.8	0.35%
Gordon E Rogers dba Stonehouse Motor Inn	Accommodation	Term Loan	Prime plus 2.75%	9/26/2039	57.5	57.3	57.4	0.03%
Auto Shine Carwash Inc. and AKM R. Hossain and Jessica F. Masud	Gasoline Stations	Term Loan	Prime plus 2.75%	9/26/2024	22.5	22.2	18.6	0.01%
6 Price Avenue, LLC and Pauley Tree & Lawn Care, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/24/2039	452.5	451.2	395.7	0.24%
North Columbia, LLC and Loop Liquor and Convenience Store, LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/24/2039	159.3	158.8	153.0	0.09%
R A Johnson Inc. dba Rick Johnson Auto and Tire	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/23/2039	301.3	300.4	300.7	0.18%
Andrene's, LLC dba Andrene's Caribbean Soul Food Carry Out	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/23/2024	37.8	37.6	30.1	0.02%
Utek Corporation dba Arcade Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/22/2039	405.5	405.0	400.6	0.24%
Play and Stay, LLC dba Zoom Room Tinton Falls	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/18/2024	42.1	42.1	33.6	0.02%
Ryan Crick and Pamela J. Crick and Crick Enterprises Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2039	145.5	145.1	145.2	0.09%
Modern Leather Goods Repair Shop Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2024	58.8	57.6	45.9	0.03%
Animal Intrusion Prevention Systems Holding Company, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/15/2024	272.5	269.1	230.1	0.14%
Tavern Properties, LLC and Wildwood Tavern, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/15/2039	425.0	312.0	312.3	0.19%
RDT Enterprises, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/15/2027	162.8	161.4	152.3	0.09%
KW Zion, LLC and Key West Gallery Inc.	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/12/2039	1,250.0	1,246.4	1,203.3	0.72%
Indy East Smiles Youth Dentistry, LLC dba Prime Smile East	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/11/2024	630.2	622.4	499.6	0.30%
B&P Diners, LLC dba Engine House Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/10/2024	80.0	79.0	63.0	0.04%
Feel The World Inc. dba Xero Shoes and Invisible Shoes	Leather and Allied Product Manufacturing	Term Loan	Prime plus 2.75%	9/5/2024	51.9	51.3	42.2	0.03%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Alberti and Cardoni, LLC dba Menchie's	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	8/29/2024	77.3	77.3	64.3	0.04%
Delta Aggrigate, LLC	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	8/28/2039	911.3	911.3	912.1	0.55%
Lamjam, LLC (EPC) Goldsmith Lambros Inc. (OC)	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	8/27/2024	133.8	131.3	129.3	0.08%
Orange County Cleaning Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/27/2024	41.3	40.5	32.3	0.02%
Qycell Corporation	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	8/26/2024	121.0	118.9	103.7	0.06%
Atlas Auto Body Inc. dba Atlas Auto Sales	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/22/2039	51.6	51.3	47.9	0.03%
Grey Light Realty, LLC (EPC) NH Precision Metal Fabricators Inc. (OC)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	8/21/2039	1,226.0	1,220.6	1,160.5	0.70%
S&P Holdings of Daytona LLC (EPC) S&P Corporation of Daytona Beach	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	8/15/2039	433.5	431.6	432.0	0.26%
Barber Investments, LLC and Fieldstone Quickstop, LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	8/15/2039	150.0	149.3	128.6	0.08%
Katie Senior Care, LLC dba Home Instead Senior Care	Social Assistance	Term Loan	Prime plus 2.75%	8/15/2024	124.3	121.9	97.2	0.06%
Alpha Preparatory Academy, LLC	Social Assistance	Term Loan	Prime plus 2.75%	8/15/2039	145.2	109.2	109.4	0.07%
Hamer Road Auto Salvage, LLC and Scott T. Cook and Nikki J. Cook	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	8/8/2039	188.4	187.6	187.8	0.11%
Almost Home Property, LLC and Almost Home Daycare, LLC	Social Assistance	Term Loan	Prime plus 2.75%	8/7/2039	715.8	713.6	698.8	0.42%
iFood, Inc. dba Steak N Shake	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2024	379.1	290.5	259.3	0.16%
AGV Enterprises, LLC dba Jet's Pizza #42	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2024	54.8	53.5	43.9	0.03%
575 Columbus Avenue Holding Company, LLC and LA-ZE, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/30/2039	22.5	22.4	22.4	0.01%
L&S Insurance & Financial Services Inc.	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/25/2024	22.5	21.9	17.8	0.01%
Honeyspot Investors, LLP and Pace Motor Lines Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	7/24/2039	150.0	149.1	147.6	0.09%
Miss Cranston Diner II, LLC and Miss Cranston II Realty, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/17/2039	91.3	91.3	88.4	0.05%
Wired, LLC and Moulison North Corporation	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/3/2024	150.1	146.4	126.6	0.08%
Honeyspot Investors, LLP and Pace Motor Lines Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	6/30/2039	875.3	870.1	859.1	0.52%
iFood, Inc. dba Steak N Shake	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2039	629.8	625.2	549.0	0.33%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Wired, LLC and Moulison North Corporation	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/30/2024	500.0	484.4	419.1	0.25%
AMG Holding, LLC and Stetson Automotive, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/30/2039	208.0	206.5	206.3	0.12%
Lisle Lincoln II Limited Partnership dba Lisle Lanes LP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/30/2024	100.0	96.9	92.5	0.06%
Highway Striping Inc.	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	6/30/2024	53.1	51.5	43.1	0.03%
FHJE Ventures, LLC and Eisenreich II Inc. dba Breakneck Tavern	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/27/2039	321.8	319.6	303.4	0.18%
JPM Investments, LLC and Carolina Family Foot Care P.A.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/26/2039	136.1	135.5	130.5	0.08%
Zinger Hardware and General Merchant Inc.	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/26/2024	110.5	107.1	94.9	0.06%
Nikobella Properties, LLC and JPO Inc. dba Village Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/25/2039	476.3	472.8	451.7	0.27%
RDJ Maayaa Inc. dba RDJ Distributors	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/23/2024	8.7	8.3	6.7	—%
Big Sky Plaza, LLC and Strickland, Incorporated	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/20/2039	233.4	231.7	220.0	0.13%
510 ROK Realty, LLC dba ROK Health and Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/19/2024	332.0	322.2	304.3	0.18%
Nirvi Enterprises, LLC dba Howard Johnson / Knights Inn	Accommodation	Term Loan	Prime plus 2.75%	6/17/2039	920.3	913.5	912.5	0.55%
Hotels of North Georgia, LLC dba Comfort Inn and Suites	Accommodation	Term Loan	Prime plus 2.75%	6/17/2039	837.5	831.4	825.4	0.50%
Global Educational Delivery Services, LLC	Educational Services	Term Loan	Prime plus 2.75%	6/16/2024	60.0	58.3	57.3	0.03%
GPG Real Estate Holdings, LLC and GPG Enterprises Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/13/2039	322.1	319.7	299.2	0.18%
Rainbow Dry Cleaners	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/13/2024	122.5	118.7	100.1	0.06%
GPG Real Estate Holdings, LLC (OC) GPG Enterprises Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/13/2039	162.5	40.4	40.4	0.02%
NVR Corporation dba Discount Food Mart	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/11/2039	68.3	67.5	67.4	0.04%
Sico & Walsh Insurance Agency Inc. and The AMS Trust	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	6/6/2039	250.0	249.2	232.9	0.14%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Sujata Inc. dba Stop N Save Food Mart	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/3/2024	22.5	21.8	18.0	0.01%
Long Island Barber Institute Inc.	Educational Services	Term Loan	Prime plus 2.75%	6/2/2039	55.5	55.1	51.5	0.03%
CJR LLC (EPC) and PowerWash Plus, Inc. (OC)	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/30/2024	53.0	51.0	46.6	0.03%
Pocono Coated Products, LLC	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/30/2024	22.5	21.7	19.9	0.01%
R. A. Johnson, Inc. dba Rick Johnson Auto & Tire	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	5/29/2039	943.8	935.8	934.7	0.56%
Wilton Dental Care P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/29/2024	128.1	125.6	100.4	0.06%
EGM Food Services Inc. dba Gold Star Chili	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2024	19.2	18.5	15.4	0.01%
Jonesboro Health Food Center, LLC	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	5/27/2024	60.0	57.8	45.7	0.03%
USI Properties, LLC dba U Store It	Real Estate	Term Loan	Prime plus 2.75%	5/23/2039	144.6	143.4	141.0	0.08%
Bay State Funeral Services, LLC (EPC) and Riley Funeral Home Inc.(OC)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/21/2039	134.9	134.1	133.9	0.08%
Hae M. and Jin S. Park dba Buford Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/15/2039	166.5	164.3	151.0	0.09%
Moochie's, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/13/2024	100.5	97.9	79.3	0.05%
The River Beas, LLC and Punam Singh	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/8/2039	90.3	89.5	84.8	0.05%
AS Boyals, LLC dba Towne Liquors	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/29/2039	117.5	116.3	116.2	0.07%
Winter Ventures Inc. and 214 N Franklin LLC	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/29/2024	62.6	59.9	53.0	0.03%
ENI Inc., Event Networks Inc., ENI Worldwide, LLC and Spot Shop Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/25/2024	500.0	478.1	376.8	0.23%
Gerami Realty, LC (EPC) Sherrill Universal City Corral, LP	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/23/2027	78.8	76.4	73.4	0.04%
Complete Body & Paint, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/23/2039	20.8	20.6	20.5	0.01%
Island Wide Realty, LLC and Long Island Partners, Inc.	Real Estate	Term Loan	Prime plus 2.75%	4/22/2039	103.8	102.7	102.6	0.06%
Aiello's Pizzeria, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/18/2024	42.8	40.9	34.0	0.02%
Wilshire Media Systems Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/17/2024	186.3	178.1	145.5	0.09%
Family Ties Supply Corp. dba Best Cookies & More dba Cookie Factory Out	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	4/16/2024	53.1	50.8	39.8	0.02%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
R2 Tape Inc. dba Presto Tape	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	4/10/2024	78.8	75.3	74.0	0.04%
1899 Tavern & Tap, LLC and Ale House Tavern & Tap, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/9/2039	137.5	135.2	130.7	0.08%
Eagle Aggregate Transportation, LLC and Eagle Pneumatic Transport, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	3/31/2024	1,250.0	712.3	689.3	0.41%
Hodges Properties, LLC and Echelon Enterprises Inc. dba Treads Bicycle	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	3/31/2039	449.0	443.7	427.6	0.26%
Dantanna's Tavern, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2024	164.3	158.2	133.2	0.08%
RDT Enterprises, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/31/2028	141.2	137.1	135.6	0.08%
Kemmer, LLC (EPC) and Pitts Package Store, Inc.(OC)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/31/2039	117.5	116.3	99.7	0.06%
Little People's Village II, LLC (OC) and Iliopoulos Realty, LLC (EPC)	Social Assistance	Term Loan	Prime plus 2.75%	3/31/2039	101.5	100.9	91.1	0.05%
Little People's Village II, LLC (OC) and Iliopoulos Realty, LLC (EPC)	Social Assistance	Term Loan	Prime plus 2.75%	3/31/2039	92.1	91.5	82.6	0.05%
Wilban, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/28/2039	427.5	422.5	403.8	0.24%
Lake Area Autosound, LLC and Ryan H. Whittington	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	7/28/2039	125.0	125.0	116.8	0.07%
TC Business Enterprises, LLC dba Sky Zone Indoor Trampoline Park	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/27/2024	290.1	280.8	229.0	0.14%
Sapienzo Properties, LLC (EPC) CNS Self-Storage Inc. (OC)	Real Estate	Term Loan	Prime plus 2.75%	3/27/2039	193.8	190.6	190.4	0.11%
Hascher Gabelstapler Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/26/2024	143.3	136.1	122.5	0.07%
Knowledge First Inc. dba Magic Years of Learning and Kimberly Knox	Social Assistance	Term Loan	Prime plus 2.75%	3/21/2039	145.0	143.5	132.2	0.08%
636 South Center Holdings, LLC and New Mansfield Brass and Aluminum Co.	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	3/20/2039	497.5	491.5	490.9	0.29%
Cormac Enterprises and Wyoming Valley Beverage Incorporated	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/20/2039	110.8	109.6	109.5	0.07%
Kinisi, Inc. dba The River North UPS Store	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/18/2024	41.3	38.4	33.8	0.02%
Tortilla King, Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	3/14/2029	1,033.1	1,011.0	903.2	0.54%
SE Properties 39 Old Route 146, LLC (EPC) SmartEarly Clifton Park, LLC	Social Assistance	Term Loan	Prime plus 2.75%	3/14/2039	408.0	404.4	400.5	0.24%
Tortilla King Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	3/14/2039	216.9	214.3	193.3	0.12%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Bowl Mor, LLC dba Bowl Mor Lanes and Spare Lounge, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/13/2039	223.5	220.9	220.6	0.13%
Avayaan2, LLC dba Island Cove	Gasoline Stations	Term Loan	Prime plus 2.75%	3/7/2039	157.5	155.6	148.6	0.09%
Onofrio's Fresh Cut Inc.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/6/2024	75.0	71.4	65.7	0.04%
J&M Concessions, Inc.dba A-1 Liquors	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/3/2039	135.6	134.0	120.8	0.07%
R & R Boyal, LLC dba Cap N Cat Clam Bar and Little Ease Tavern	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/28/2039	417.5	412.1	386.2	0.23%
Summit Beverage Group, LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	2/28/2024	350.6	330.8	293.6	0.18%
Faith Memorial Chapel, LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2039	214.2	211.4	194.6	0.12%
952 Boston Post Road Realty, LLC and HNA, LLC dba Styles International	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2039	211.0	208.3	192.3	0.12%
Choe Trade Group Inc. dba Rapid Printers of Monterey	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	2/28/2024	159.3	150.3	143.1	0.09%
Pindar Associates, LLC, Pidar Vineyards, LLC, Duck Walk Vineyards Inc.	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	2/25/2024	712.3	672.0	659.9	0.40%
96 Mill Street, LLC, Central Pizza, LLC and Jason Bikakis George Bikaki	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/12/2039	141.3	139.4	139.2	0.08%
JWB Industries, Inc. dba Carteret Die Casting	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	2/11/2024	280.0	264.1	217.5	0.13%
Sovereign Communications, LLC	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	2/7/2024	907.8	856.3	688.8	0.41%
986 Dixwell Avenue Holding Company, LLC(EPC) and Mughali Foods, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/7/2039	99.1	98.2	93.5	0.06%
Awesome Pets II Inc. dba Mellisa's Pet Depot	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	2/7/2024	83.2	79.5	66.1	0.04%
Robert Star Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/5/2024	46.8	44.2	43.4	0.03%
Atlas Mountain Construction, LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	1/28/2024	16.5	15.5	15.2	0.01%
Sarah Sibadan dba Sibadan Agency	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	1/27/2039	129.4	127.5	124.3	0.07%
3Fmanagement, LLC and ATC Fitness Cape Coral, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	1/24/2024	425.0	398.2	334.1	0.20%
JDR Industries Inc dba CST-The Composites Store	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	1/21/2024	140.3	131.4	112.4	0.07%
Icore Enterprises Inc. dba Air Flow Filters Inc.	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	1/15/2024	21.8	20.4	20.0	0.01%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Nutmeg North Associates, LLC (OC) Steeltech Building Products Inc.	Construction of Buildings	Term Loan	Prime plus 2.75%	12/31/2038	897.8	883.5	814.7	0.49%
Carl R. Bieber, Inc. dba Bieber Tourways/Bieber Transportation	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2027	712.5	692.9	675.7	0.41%
S.Drake, LLC dba Express Employment Professionals of Ann Arbor, Michigan	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/31/2023	18.8	17.8	14.2	0.01%
CLU Amboy, LLC (EPC) and Amboy Group, LLC (OC) dba Tommy Moloney's	Food Manufacturing	Term Loan	Prime plus 2.75%	12/27/2023	656.3	620.0	608.6	0.37%
Shane M. Howell and Buck Hardware and Garden Center, LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/27/2038	322.5	317.2	289.5	0.17%
Superior Disposal Service, Inc.	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	12/26/2023	240.5	223.8	206.3	0.12%
KK International Trading Corporation	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/23/2028	190.0	182.6	169.9	0.10%
AIP Enterprises, LLC and Spider's Web Inc dba Black Widow Harley-Davidson	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/20/2038	962.5	946.7	936.7	0.56%
JackRabbit Sports Inc.	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	12/20/2023	581.3	535.9	526.0	0.32%
Mosley Auto Group, LLC dba America's Automotive	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/20/2038	221.5	217.9	212.2	0.13%
Kurtis Sniezek dba Wolfe's Foreign Auto	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/20/2038	88.9	87.4	87.3	0.05%
PLES Investements, LLC and John Redder, Pappy Sand & Gravel, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/19/2038	555.3	546.2	508.3	0.31%
Lefont Theaters Inc.	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/19/2023	14.4	13.4	11.6	0.01%
TAK Properties, LLC and Kinderland Inc.	Social Assistance	Term Loan	Prime plus 2.75%	12/18/2038	405.0	398.4	373.6	0.22%
Any Garment Cleaner-East Brunswick, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/18/2023	53.8	50.0	46.0	0.03%
TOL, LLC dba Wild Birds Unlimited	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	12/13/2023	18.0	17.3	14.8	0.01%
8 Minute Oil Change of Springfield Corporation and John Nino	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/12/2038	196.8	193.1	188.5	0.11%
920 CHR Realty, LLC (EPC) V. Garofalo Carting Inc (OC)	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	12/10/2038	418.1	411.3	410.6	0.25%
DKB Transport Corp.	Truck Transportation	Term Loan	Prime plus 2.75%	12/5/2038	138.8	136.5	136.3	0.08%
Firm Foundations Inc. David S Gaitan Jr and Christopher K Daigle	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/3/2023	545.8	507.7	441.3	0.27%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Firm Foundations Inc. David S Gaitan Jr and Christopher K Daigle	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/3/2038	104.3	102.5	90.3	0.05%
Spectrum Development, LLC and Solvit Inc & Solvit North, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/2/2023	387.3	360.3	313.0	0.19%
BVIP Limousine Service, LTD	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	11/27/2038	76.5	75.1	72.4	0.04%
Eco-Green Reprocessing, LLC and Denali Medical Concepts, LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	11/27/2023	67.2	62.1	50.6	0.03%
TNDV: Television, LLC	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	11/26/2038	253.8	249.2	234.9	0.14%
Veterinary Imaging Specialists of Alaska, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/26/2023	162.6	155.0	144.4	0.09%
Wallace Holdings, LLC (EPC) GFA International Inc. (OC)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.5%	11/25/2023	125.0	115.4	92.8	0.06%
AcuCall, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/21/2023	15.8	14.7	11.6	0.01%
Seven Peaks Mining Inc. and Cornerstone Industrial Minerals Corporation	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	11/18/2038	1,250.0	1,227.8	1,064.3	0.64%
Kids in Motion of Springfield, LLC dba The Little Gym of Springfield, IL	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/18/2023	45.0	42.3	34.5	0.02%
Kup's Auto Spa Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/15/2038	396.7	390.0	382.7	0.23%
Yousef Khatib dba Y&M Enterprises	Wholesale Electronic Markets and Agents and Brokers	Term Loan	Prime plus 2.75%	11/15/2023	75.0	69.3	56.7	0.03%
River Run Personnel, LLC dba Express Employment Professionals	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/15/2023	20.0	1.2	1.2	—%
Howell Gun Works, LLC	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	11/14/2023	8.3	7.7	6.1	—%
Armin and Kian Inc. dba The UPS Store 3714	Couriers and Messengers	Term Loan	Prime plus 2.75%	11/13/2023	56.5	52.2	41.0	0.02%
Polpo Realty, LLC (EPC) Polpo Restaurant, LLC (OC)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/6/2038	62.5	61.6	61.5	0.04%
Twinsburg Hospitality Group, LLC dba Comfort Suites	Accommodation	Term Loan	Prime plus 2.75%	10/31/2038	945.0	928.1	862.6	0.52%
Master CNC Inc. & Master Properties, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2038	596.6	585.0	524.2	0.31%
1 North Restaurant Corp. dba 1 North Steakhouse	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/31/2038	212.5	208.4	202.4	0.12%
Mid-Land Sheet Metal Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/31/2038	137.5	135.0	129.9	0.08%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Logistics Business Solutions Inc. dba The UPS Store	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/31/2023	50.0	46.5	41.8	0.03%
Janice B. McShan and The Metropolitan Day School, LLC	Social Assistance	Term Loan	Prime plus 2.75%	10/31/2023	42.8	40.4	38.5	0.02%
Meridian Hotels, LLC dba Best Western Jonesboro	Accommodation	Term Loan	Prime plus 2.75%	10/29/2038	664.5	650.4	644.4	0.39%
New Image Building Services Inc. dba New Image Repair Services	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/29/2023	331.3	303.9	254.1	0.15%
A-1 Quality Services Corporation	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/29/2023	8.9	8.1	6.4	—%
Clairvoyant Realty Corp. and Napoli Marble & Granite Design, Ltd	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/24/2038	246.3	241.5	221.1	0.13%
Greenbrier Technical Services, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/24/2023	240.1	221.6	208.6	0.13%
Kelly Auto Care LLC dba Shoreline Quick Lube and Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/18/2023	87.5	80.3	67.2	0.04%
KenBro Enterprises LLC dba Hearing Aids by Zounds-Cherry Hill	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	10/18/2023	25.8	23.6	21.3	0.01%
Shepher Distr's and Sales Corp and The Lederer Industries Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/30/2023	1,050.0	956.4	938.7	0.56%
Fieldstone Quick Stop, LLC (OC) Barber Investments, LLC (EPC)	Gasoline Stations	Term Loan	Prime plus 2.75%	9/30/2038	676.3	667.1	598.7	0.36%
Cencon Properties, LLC and Central Connecticut Warehousing Company	Warehousing and Storage	Term Loan	Prime plus 2.75%	9/30/2038	344.5	337.8	333.3	0.20%
Lenoir Business Partners, LLC (EPC) LP Industries, Inc. dba Childforms	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	322.7	317.7	302.4	0.18%
Onofrios Enterprises, LLC (EPC) Onofrios Fresh Cut, Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	312.5	306.8	294.3	0.18%
Discount Wheel and Tire	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/30/2038	223.8	219.0	204.2	0.12%
Top Properties, LLC and LP Industries, Inc dba Childforms	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	120.0	117.9	117.7	0.07%
AGS Talcott Partners, Inc.	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	9/30/2023	117.8	107.3	84.2	0.05%
First Steps Real Estate Company, LLC (EPC) and First Steps Preschool	Social Assistance	Term Loan	Prime plus 2.75%	9/30/2038	97.6	95.6	86.8	0.05%
Gabrielle Realty, LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	9/27/2038	757.6	741.6	688.8	0.41%
Mitchellville Family Dentistry, Dr. Octavia Simkins-Wiseman, DDS, PC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/27/2038	335.1	328.0	310.9	0.19%
Handy 6391, LLC dba The UPS Store #6391	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/27/2023	62.5	58.3	57.3	0.03%
Eastside Soccer Dome, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2038	463.8	453.9	453.1	0.27%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
HJ & Edward Enterprises, LLC dba Sky Zone	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2023	262.5	246.8	222.6	0.13%
Anthony C Dinoto and Susan S P Dinoto	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/26/2038	100.0	98.0	97.8	0.06%
Southeast Chicago Soccer Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2038	51.3	50.2	50.1	0.03%
Kiddie Steps 4 You Inc.	Social Assistance	Term Loan	Prime plus 2.75%	9/25/2038	89.3	83.9	78.4	0.05%
Diamond Memorials Incorporated	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/25/2023	14.3	12.8	10.0	0.01%
Faith Memorial Chapel, LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/20/2038	268.4	262.7	249.0	0.15%
Serious-Fun in Alpharetta, LLC dba The Little Gym of Alpharetta	Educational Services	Term Loan	Prime plus 2.75%	9/20/2023	46.3	42.3	34.8	0.02%
Westville Seafood, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/19/2038	112.3	109.9	102.7	0.06%
Maynard Enterprises Inc. dba Fastsigns of Texarkana	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/18/2023	16.1	14.8	12.3	0.01%
Grafio Inc. dba Omega Learning Center-Acworth	Educational Services	Term Loan	Prime plus 2.75%	9/13/2023	156.3	142.3	118.8	0.07%
The Berlerro Group, LLC dba Sky Zone	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/12/2023	421.3	395.8	326.4	0.20%
Sound Manufacturing Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/12/2028	54.8	52.1	46.6	0.03%
Prospect Kids Academy Inc.	Educational Services	Term Loan	Prime plus 2.75%	9/11/2038	124.3	121.6	116.6	0.07%
Alma J. and William R. Walton (EPC) and Almas Child Day Care Center	Social Assistance	Term Loan	Prime plus 2.75%	9/11/2038	39.5	38.7	38.6	0.02%
B for Brunette, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/10/2023	53.4	49.3	39.1	0.02%
Schmaltz Holdings, LLC (EPC) and Schmaltz Operations, LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/4/2038	224.2	217.8	202.8	0.12%
ACI Northwest Inc.	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	8/30/2023	906.3	680.0	613.9	0.37%
IlOKA Inc. dba Microtech Tel and NewCloud Networks	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/30/2023	687.5	621.5	528.2	0.32%
Spectrum Radio Fairmont, LLC	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	8/30/2023	187.5	169.5	163.9	0.10%
Excel RP Inc.	Machinery Manufacturing	Term Loan	Prime plus 2.75%	8/30/2023	130.3	117.8	110.1	0.07%
Gulfport Academy Child Care and Learning Center, Inc.	Social Assistance	Term Loan	Prime plus 2.75%	8/30/2023	43.3	39.1	36.3	0.02%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Mojo Brands Media, LLC	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	8/28/2023	784.0	750.1	603.7	0.36%
Ramard Inc and Advanced Health Sciences Inc.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/28/2023	187.5	169.5	133.0	0.08%
RM Hawkins, LLC dba Pure Water Tech West and Robert M Hawkins	Nonstore Retailers	Term Loan	Prime plus 2.75%	8/26/2023	85.8	73.6	72.3	0.04%
JSIL LLC dba Blackstones Hairdressing	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/16/2023	19.5	17.7	14.8	0.01%
Jatcoia, LLC dba Plato's Closet	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	8/15/2023	65.0	52.3	51.0	0.03%
Island Nautical Enterprises, Inc. (OC) and Ingwall Holdings, LLC (EPC)	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	8/14/2038	445.0	343.0	312.3	0.19%
Caribbean Concepts, Inc. dba Quick Bleach	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/12/2023	22.5	20.5	16.7	0.01%
VesperGroup, LLC dba The Wine Cellar	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/5/2023	45.0	40.7	33.9	0.02%
Blacknorange2, LLC dba Popeyes Louisiana Kitchen	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2023	175.0	159.1	128.9	0.08%
209 North 3rd Street, LLC (EPC) Yuster Insurance Group Inc. (OC)	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/29/2038	83.9	81.8	78.2	0.05%
Majestic Contracting Services, Inc. dba Majestic Electric	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/26/2038	190.0	185.4	171.3	0.10%
Daniel W. and Erin H. Gordon and Silver Lining Stables CT, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/24/2023	11.3	10.1	9.9	0.01%
Angkor Restaurant Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/19/2038	93.0	90.8	88.3	0.05%
Harbor Ventilation Inc. and Estes Investment, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2038	92.1	90.0	84.5	0.05%
Tri County Heating and Cooling Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2023	87.8	78.8	73.7	0.04%
Morning Star Trucking. LLC and Morning Star Equipment and Leasing, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	7/17/2023	53.8	48.2	37.9	0.02%
Maxiflex, LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/28/2023	153.5	136.9	135.5	0.08%
JRA Holdings, LLC (EPC) Jasper County Cleaners Inc. dba Superior Cleaner	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/28/2038	121.0	117.9	118.9	0.07%
GIA Realty, LLC and VRAJ GIA, LLC dba Lakeview Laundromat	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/28/2038	97.5	95.0	95.8	0.06%
Emerald Ironworks Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/27/2023	72.0	64.4	56.4	0.03%
Contract Packaging Services Inc. dba Superior Pack Group	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/21/2023	851.8	764.3	690.4	0.41%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
2161 Highway 6 Trail, LLC (EPC)	Truck Transportation	Term Loan	Prime plus 2.75%	6/19/2026	1,250.0	912.6	903.4	0.54%
CBlakeslee Arpaia Chapman, Inc. dba Blakeslee Industrial Services	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	6/18/2028	875.0	821.3	819.1	0.49%
KDP, LLC and KDP Investment Advisors, Inc. and KDP Asset Management, Inc.	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/14/2023	343.8	306.2	263.6	0.16%
Elite Structures Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/12/2038	932.8	901.3	901.2	0.54%
(EPC) Absolute Desire, LLC and Mark H. Szierer (OC) Sophisticated Smile	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/5/2038	188.3	183.7	172.4	0.10%
(EPC) Willowbrook Properties, LLC (OC) Grove Gardens Landscaping Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/5/2038	186.3	181.5	177.9	0.11%
Maciver Corporation dba Indie Rentals and Division Camera	Rental and Leasing Services	Term Loan	Prime plus 2.75%	5/31/2023	440.8	390.3	363.0	0.22%
RKP Service dba Rainbow Carwash	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/31/2023	300.0	268.2	232.8	0.14%
Europlast Ltd.	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	5/31/2023	162.0	157.4	151.0	0.09%
RXSB, Inc. dba Medicine Shoppe	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	5/30/2023	186.3	165.5	140.1	0.08%
Gregory P Jellenek OD and Associates PC dba Gregory P Jellenek OD	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/28/2023	63.5	56.2	51.2	0.03%
Ryan D. Thornton and Thornton & Associates, LLC	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	5/24/2023	68.8	58.7	49.7	0.03%
Insurance Problem Solvers, LLC	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	5/20/2023	17.1	15.1	12.8	0.01%
Hybrid Racing, LLC.	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	5/15/2023	116.3	103.4	92.8	0.06%
Atlas Mountain Construction, LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	5/13/2038	127.3	123.8	124.8	0.07%
PowerWash Plus, Inc. and CJR, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/30/2038	550.0	534.1	512.2	0.31%
Peanut Butter & Co., Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	4/30/2023	100.0	87.7	75.1	0.05%
Brothers International Desserts	Food Manufacturing	Term Loan	Prime plus 2.75%	4/26/2023	230.0	201.8	185.1	0.11%
Kidrose, LLC dba Kidville Riverdale	Educational Services	Term Loan	Prime plus 2.75%	4/22/2023	78.8	69.9	62.3	0.04%
SFAM Parsippany LLC dba Cups Frozen Yogurt	Food Services and Drinking Places	Term Loan	6%	4/19/2023	121.3	46.3	45.8	0.03%
Vernon & Stephanie Scott and Little Stars Day Care Center, Inc.	Educational Services	Term Loan	Prime plus 2.75%	4/18/2038	151.0	146.7	147.9	0.09%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Capital Scrap Metal, LLC and Powerline Investment, LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/29/2038	500.0	463.9	467.5	0.28%
MRM Supermarkets Inc. dba Constantins Breads; Dallas Gourmet Breads	Food Manufacturing	Term Loan	Prime plus 2.75%	3/29/2038	336.0	325.8	303.2	0.18%
1258 Hartford TPKE, LLC (EPC) and Phelps and Sons, Inc. (OC)	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/29/2038	124.6	120.8	114.3	0.07%
A & M Commerce, Inc. dba Cranberry Sunoco	Gasoline Stations	Term Loan	Prime plus 2.75%	3/27/2038	330.3	320.0	313.9	0.19%
Xela Pack, Inc. and Aliseo and Catherine Gentile	Paper Manufacturing	Term Loan	Prime plus 2.75%	3/27/2028	271.8	252.1	250.6	0.15%
Neyra Industries, Inc. and Edward Neyra	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	3/27/2023	217.5	189.4	185.0	0.11%
Gator Communications Group, LLC dba Harvard Printing Group	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/27/2023	17.3	15.5	14.2	0.01%
American Diagnostic Imaging, Inc. dba St. Joseph Imaging Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/25/2038	537.5	521.1	497.8	0.30%
Michael A. and Heather R. Welsch dba Art & Frame Etc.	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/22/2038	67.5	65.4	63.9	0.04%
M & H Pine Straw Inc. and Harris L. Maloy	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/21/2023	288.8	251.6	235.9	0.14%
Truth Technologies Inc. dba Truth Technologies Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/21/2023	79.5	69.2	60.1	0.04%
J. Kinderman & Sons Inc., dba BriteStar Inc.	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	3/20/2023	181.3	157.8	156.0	0.09%
Stellar Environmental, LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/18/2023	56.3	49.0	46.7	0.03%
Sound Manufacturing, Inc. and Monster Power Equipment Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/15/2023	523.0	455.9	417.3	0.25%
N.S and Z, Inc. dba Panos Pastry and Bakery and Jovinar's Chocolates	Food Manufacturing	Term Loan	Prime plus 2.75%	3/15/2038	129.3	125.5	126.5	0.08%
Golden Gate Lodging, LLC (OC)	Accommodation	Term Loan	Prime plus 2.75%	3/12/2038	115.0	111.5	108.9	0.07%
Aldine Funeral Chapel, LLC dba Aldine Funeral Chapel	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/8/2038	73.8	35.5	35.8	0.02%
River Club Golf Course Inc. dba The River Club	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2038	475.2	459.9	445.9	0.27%
Bakhtar Group, LLC dba Malmaison	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2023	103.8	90.4	76.6	0.05%
Osceola River Mill, LLC(EPC) Ironman Machine, Inc.(OC)	Machinery Manufacturing	Term Loan	Prime plus 2.75%	2/20/2038	86.3	83.5	81.5	0.05%
Grand Manor Realty, Inc. & Kevin LaRoe	Real Estate	Term Loan	Prime plus 2.75%	2/20/2023	21.8	19.0	16.1	0.01%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Java Warung, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/19/2038	51.0	49.5	48.5	0.03%
Pacheco Investments, LLC (EPC) Pacheco Brothers Gardening Inc. (OC)	Administrative and Support Services	Term Loan	Prime plus 2.75%	2/15/2038	425.0	410.0	403.5	0.24%
Nancy & Karl Schmidt (EPC) Moments to Remember USA, LLC	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	2/15/2038	106.3	102.9	100.6	0.06%
Orient Express, Inc. dba Spracht, Celltek, ODI	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	2/12/2023	84.9	72.4	61.3	0.04%
Knits R Us, Inc. dba NYC Sports/Mingle	Textile Mills	Term Loan	Prime plus 2.75%	2/11/2038	125.0	121.0	122.0	0.07%
North Country Transport, LLC	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	2/6/2023	15.0	13.0	12.8	0.01%
MJD Investments, LLC dba The Community Day School	Social Assistance	Term Loan	Prime plus 2.75%	1/31/2038	258.3	249.6	239.6	0.14%
EZ Towing, Inc.	Support Activities for Transportation	Term Loan	Prime plus 2.75%	1/31/2023	145.0	124.5	110.3	0.07%
Sherill Universal City dba Golden Corral	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/28/2038	440.5	427.4	411.7	0.25%
Macho LLC (EPC) Madelaine Chocolate Novelties Inc(OC) dba The Madelai	Food Manufacturing	Term Loan	Prime plus 2.75%	12/31/2037	500.0	484.6	488.3	0.29%
WI130, LLC (EPC) & Lakeland Group, Inc. (OC) dba Lakeland Electrical	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/31/2028	271.5	250.9	226.0	0.14%
Elegant Fireplace Mantels, Inc. dba Elegant Fireplace Mantels	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/31/2022	97.5	83.0	70.8	0.04%
John Duffy Fuel Co., Inc.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/28/2022	513.8	437.5	428.7	0.26%
Babie Bunnie Enterprises Inc. dba Triangle Mothercare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/28/2022	46.3	39.3	33.3	0.02%
Polpo Realty LLC (EPC) & Polpo Restaurant LLC (OC)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/27/2037	517.5	500.9	504.8	0.30%
Trailer One, Inc. and Trailer One Storage, Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/27/2022	166.8	142.0	140.3	0.08%
Martin L Hopp, MD PHD, A Medical Corp (OC)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2022	66.3	56.2	50.0	0.03%
Ezzo Properties, LLC and Great Lakes Cleaning, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/20/2027	389.6	357.0	317.0	0.19%
Pioneer Window Holdings, Inc. and Subsidiaries dba Pioneer Windows	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/20/2022	225.0	195.2	176.8	0.11%
The Amendments Group, LLC dba Brightstar	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/17/2022	22.5	19.1	18.9	0.01%
G.M. Pop's, Inc. & S.D. Food, Inc. dba Popeyes Louisiana Kitchen	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/11/2022	127.1	108.2	94.4	0.06%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Color By Number 123 Designs, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/11/2022	42.5	35.9	35.4	0.02%
Aegis Creative Communications, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/30/2022	387.5	302.5	256.0	0.15%
Cheryle A Baptiste and Cheryle Baptiste DDS PLLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/30/2037	286.5	277.1	272.1	0.16%
Summit Treatment Services, Inc. dba Summit Treatment Services	Social Assistance	Term Loan	Prime plus 2.75%	11/30/2037	136.5	131.9	118.7	0.07%
214 North Franklin, LLC and Winter Ventures, Inc.	Nonstore Retailers	Term Loan	Prime plus 2.75%	11/29/2037	153.9	148.2	140.7	0.08%
Daniel Gordon and Erin Gordon and Silver Lining Stables CT, LLC	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	11/28/2037	223.8	215.7	215.4	0.13%
Richmond Hill Mini Market, LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/27/2037	185.3	178.6	174.8	0.11%
D&L Rescources, Inc. dba The UPS Store	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	11/27/2022	9.8	8.2	7.0	—%
DRV Enterprise, Inc. dba Cici's Pizza # 339	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/26/2022	65.0	53.6	53.0	0.03%
Pioneer Windows Manufacturing Corp, Pioneer Windows	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	11/21/2022	275.0	236.7	214.2	0.13%
U & A Food and Fuel, Inc. dba Express Gas & Food Mart	Gasoline Stations	Term Loan	Prime plus 2.75%	11/21/2037	96.3	92.7	93.4	0.06%
Clean Brothers Company Inc. dba ServPro of North Washington County	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/21/2022	17.0	14.3	12.7	0.01%
R & J Petroleum, LLC (EPC) Manar USA, Inc. (OC)	Gasoline Stations	Term Loan	Prime plus 2.75%	11/20/2037	180.0	173.3	171.3	0.10%
PGH Groceries, LLC DBA The Great American Super	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/19/2037	68.8	66.3	64.9	0.04%
St Judes Physical Therapy P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/19/2022	21.0	17.7	17.5	0.01%
Hi-Def Imaging, Inc. dba SpeedPro Imaging	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/9/2022	22.2	18.7	16.5	0.01%
Reidville Hydraulics & Mfg Inc. dba Summit Farms, LLC	Machinery Manufacturing	Term Loan	Prime plus 2.75%	11/2/2037	265.9	256.2	237.4	0.14%
Big Apple Entertainment Partners, LLC d/b/a Ripley's Believe It or Not	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/26/2022	180.0	154.2	130.5	0.08%
Chickamauga Properties, Inc. and MSW Enterprises, LLP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/19/2022	59.8	50.0	49.4	0.03%
LA Diner Inc. dba Loukas L A Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/28/2037	677.5	652.1	657.0	0.39%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Spire Investment Partners, LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	9/28/2022	258.8	215.0	181.9	0.11%
ATC Fitness, LLC dba Around the Clock Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2022	180.0	154.0	143.8	0.09%
University Park Retreat, LLC dba Massage Heights	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/27/2022	76.0	63.0	62.3	0.04%
Europlast Ltd.	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/26/2022	743.9	680.4	655.1	0.39%
Forno Italiano Di Nonna Randazzo, LLC dba Nonna Randazzo's Bakery	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/26/2037	183.8	177.7	171.1	0.10%
LaSalle Market and Deli EOK Inc. and Rugen Realty, LLC dba LaSalle Mark	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/21/2037	252.3	242.1	232.1	0.14%
O'Rourkes Diner, LLC dba O'Rourke's Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/19/2037	65.5	62.9	59.7	0.04%
AdLarge Media, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/13/2022	250.0	207.7	175.7	0.11%
Vision Network Solutions, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/12/2022	19.5	16.2	13.7	0.01%
R2 Tape, Inc. dba Presto Tape	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/31/2037	367.5	352.1	354.7	0.21%
R2 Tape Inc. dba Presto Tape	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/31/2022	155.0	127.5	125.9	0.08%
AJK Enterprise, LLC dba AJK Enterprise, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	8/27/2022	16.5	13.6	13.1	0.01%
New Image Building Services, Inc. dba New Image Repair Services	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/23/2037	285.7	273.7	252.7	0.15%
Suncoast Aluminum Furniture, Inc.	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	8/17/2037	360.0	344.9	345.7	0.21%
Matchless Transportation, LLC dba First Class Limo	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	8/3/2022	185.0	153.1	139.8	0.08%
Hofgard & Co., Inc. dba HofgardBenefits	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/27/2022	107.3	87.4	81.8	0.05%
Georgia Safe Sidewalks, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/27/2022	15.0	12.1	11.1	0.01%
Scoville Plumbing & Heating Inc. and Thomas P. Scoville	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/25/2022	50.0	42.9	41.9	0.03%
Havana Central (NY) 5, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/29/2022	1,166.8	984.7	956.2	0.57%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Central Tire, Inc. dba Cooper Tire & Auto Services	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/29/2037	288.5	275.2	272.9	0.16%
WPI, LLC	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	6/29/2024	129.5	110.1	104.7	0.06%
Karykion, Corporation dba Karykion Corporation	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/28/2022	194.0	157.3	156.9	0.09%
Jenkins-Pavia Corporation dba Victory Lane Quick Oil Change	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/27/2037	69.8	66.5	66.9	0.04%
KIND-ER-ZZ Inc. dba Kidville	Educational Services	Term Loan	Prime plus 2.75%	6/15/2022	50.0	40.1	36.6	0.02%
Graphish Studio, Inc. and Scott Fishoff	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/14/2022	20.3	16.4	14.9	0.01%
TNDV: Television, LLC	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	6/13/2022	127.5	103.2	98.8	0.06%
Spectrumit, Inc, (OC) dba LANformation	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/31/2030	154.9	141.7	140.0	0.08%
5091, LLC and TR/AL, LLC d/b/a Cafe Africana	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/31/2037	121.3	115.8	116.4	0.07%
ALF, LLC (EPC) Mulit-Service Eagle Tires (OC)	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	5/31/2037	62.9	59.9	59.9	0.04%
Craig R Freehauf d/b/a Lincoln Theatre	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	5/31/2022	47.9	31.8	31.7	0.02%
Lefont Theaters, Inc.	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	5/30/2022	137.0	109.9	104.7	0.06%
Christou Real Estate Holdings, LLC dba Tops American Grill	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/17/2037	284.0	270.3	273.5	0.16%
Tracey Vita-Morris dba Tracey Vita's School of Dance	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	5/10/2022	22.5	18.1	16.5	0.01%
STK Ventures Inc. dba JP Dock Service & Supply	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/9/2037	131.8	126.1	125.3	0.08%
Bisson Transportation, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	5/7/2037	588.1	570.2	560.0	0.34%
Bisson Moving & Storage Company Bisson Transportation Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	5/7/2022	528.8	440.8	426.5	0.26%
Fair Deal Food Mart Inc. dba Neighbors Market	Gasoline Stations	Term Loan	Prime plus 2.75%	5/3/2037	381.3	363.0	370.4	0.22%
Custom Software, Inc. a Colorado Corporation dba M-33 Access	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	4/30/2022	125.0	103.1	101.7	0.06%
Tanner Optical, Inc. dba Murphy Eye Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/27/2022	8.3	6.6	6.4	—%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Gator Communications Group, LLC dba Harvard Printing Group	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	4/25/2022	228.8	187.7	176.1	0.11%
Zane Filippone Co Inc. dba Culligan Water Conditioning	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/12/2022	558.2	447.7	429.7	0.26%
Indoor Playgrounds Limited Liability Company dba Kidville	Educational Services	Term Loan	Prime plus 2.75%	4/5/2022	19.5	12.9	12.4	0.01%
Gator Communications Group, LLC dba Harvard Printing Group	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/30/2022	466.3	378.5	355.0	0.21%
Brandywine Picnic Park, Inc. and B.Ross Capps & Linda Capps	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/30/2031	231.5	212.5	215.1	0.13%
Access Staffing, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/30/2022	187.5	147.7	134.6	0.08%
Willow Springs Golf Course, Inc. & JC Lindsey Family Limited Partners	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/29/2037	755.4	721.9	736.3	0.44%
Manuel P. Barrera and Accura Electrical Contractor, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/23/2028	103.7	92.4	87.6	0.05%
Shweiki Media, Inc. dba Study Breaks Magazine	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/22/2027	1,178.8	1,036.8	997.5	0.60%
BCD Holdings, LLC and H-MA, LLC d/b/a/ Hawaii Mainland Administrators	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	3/2/2022	451.3	343.7	315.9	0.19%
ATC Fitness, LLC d/b/a Around the C	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2022	10.2	8.0	7.7	—%
ATI Jet, Inc.	Air Transportation	Term Loan	Prime plus 2.75%	12/28/2026	852.8	738.5	717.5	0.43%
J. Kinderman & Sons, Inc. dba Brite Star Manufacturing Company	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/22/2036	495.0	469.1	478.4	0.29%
K's Salon 1, LLC d/b/a K's Salon	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/20/2021	73.6	56.4	51.4	0.03%
15 Frederick Place, LLC & Pioneer Windows Holdings Inc. & Subs	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/16/2021	250.0	194.1	193.3	0.12%
GP Enterprises, LLC and Gibson Performance Corporation	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2036	727.5	686.5	700.0	0.42%
GP Enterprises, LLC and Gibson Performance Corporation	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2036	522.5	493.1	502.8	0.30%
M & H Pinestraw, Inc. and Harris L. Maloy	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/15/2021	238.3	183.0	172.7	0.10%
Maciver Corporation dba Indie Rentals & Division Camera	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/15/2021	130.8	99.9	97.5	0.06%
Taylor Transport, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	12/8/2021	515.5	387.6	375.2	0.23%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
City Sign Service, Incorporated	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	11/30/2025	165.8	142.0	140.3	0.08%
Scent-Sation, Inc. d/b/a Scent-Sation, Inc.	Textile Product Mills	Term Loan	Prime plus 2.75%	11/21/2021	337.5	285.2	284.0	0.17%
Thomas P. Scoville dba Scoville Plumbing & Heating, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/16/2021	62.5	47.4	47.2	0.03%
MRM Supermarkets, Inc. dba Constantin's Breads	Food Manufacturing	Term Loan	Prime plus 2.75%	11/10/2021	137.5	104.4	96.1	0.06%
K9 Bytes, Inc & Epazz, Inc dba K9 Bytes, Inc.	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	10/26/2021	58.8	44.2	40.7	0.02%
Keans Korner, LLC d/b/a MobiMart	Gasoline Stations	Term Loan	Prime plus 2.75%	10/25/2036	938.3	881.9	888.7	0.53%
28 Cornelia Street Properties, LLC and Zouk, Ltd.dba Palma	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/25/2021	22.5	16.9	16.8	0.01%
C & G Engines Corp.	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	9/30/2021	1,041.5	773.8	726.5	0.44%
Robert E. Caves, Sr. and American Plank dba Caves Enterprises	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/30/2021	302.5	224.8	221.6	0.13%
PTK, Incorporated dba Night N Day 24 HR Convenience Store	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/30/2036	137.5	129.0	130.2	0.08%
39581 Garfield, LLC and Tri County Neurological Associates, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2036	83.3	78.1	79.5	0.05%
39581 Garfield, LLC and Tricounty Neurological Associates, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2036	28.5	26.6	27.1	0.02%
Big Apple Entertainment Partners, LLC dba Ripley's Believe it or Not	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2021	1,070.0	792.3	721.8	0.43%
Polymer Sciences, Inc. dba Polymer Sciences, Inc.	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/28/2036	422.6	396.8	403.0	0.24%
Equity National Capital LLC & Chadbourne Road Capital, LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	9/26/2021	62.5	46.5	43.4	0.03%
Bryan Bantry Inc.	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/8/2021	400.0	203.3	185.3	0.11%
SBR Technologies d/b/a Color Graphics	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/31/2021	806.2	586.2	572.0	0.34%
Gator Communications Group, LLC dba Harvard Printing Group	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	8/31/2021	575.0	437.3	423.9	0.25%
Michael S. Decker & Janet Decker dba The Hen House Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/30/2036	16.4	15.4	15.4	0.01%
Qycell Corporation	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	8/19/2021	187.5	130.4	129.9	0.08%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Trademark Equipment Company Inc. and David A. Daniel	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	8/19/2036	133.6	125.1	125.1	0.08%
A & A Auto Care, LLC d/b/a A & A Auto Care, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/12/2036	101.0	94.8	96.2	0.06%
Valiev Ballet Academy, Inc.	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	8/12/2036	91.5	85.7	85.2	0.05%
LaHoBa, LLC d/b/a Papa John's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/3/2036	77.5	72.1	73.5	0.04%
Kelly Chon, LLC dba Shi-Golf	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	7/29/2021	17.5	9.4	9.4	0.01%
MTV Bowl, Inc. dba Legend Lanes	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/30/2036	248.5	232.3	234.7	0.14%
Lisle Lincoln II Limited Partnership dba Lisle Lanes LP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/29/2036	338.1	326.7	335.6	0.20%
Jenny's Wunderland, Inc.	Social Assistance	Term Loan	Prime plus 2.75%	6/29/2036	160.5	150.4	151.2	0.09%
Lavertue Properties, LLP dba Lavertue Properties	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/29/2036	44.8	42.0	43.1	0.03%
Spire Investment Partners, LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/22/2021	250.0	180.6	172.4	0.10%
Custom Software, Inc. a Colorado Corporation dba M-33 Access	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/17/2021	426.0	320.4	320.1	0.19%
Red Star Incorporated dba Pro Import Company	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/15/2036	184.8	172.8	175.9	0.11%
Pierce Developments, Inc. dba Southside Granite	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/13/2036	256.1	239.1	240.4	0.14%
Major Queens Body & Fender Corp.	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/10/2021	28.6	20.9	20.9	0.01%
J&K Fitness, LLC dba Physiques Womens Fitness Center	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/8/2036	449.3	421.0	428.6	0.26%
Peanut Butter & Co., Inc. d/b/a Peanut Butter & Co.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/3/2021	65.5	45.8	43.8	0.03%
Fleming Marketing, LLC dba Instant Imprints of Longmont	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/31/2021	7.5	5.4	5.3	—%
Demand Printing Solutions, Inc. and MLM Enterprises, LLC d/b/a Demand	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/27/2021	16.5	11.8	11.9	0.01%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Modern on the Mile, LLC dba Ligne Roset	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	5/25/2021	212.5	151.2	148.2	0.09%
MSM Healthcare Solutions, Inc. d/b/a BrightStar Care of Tinley Park	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/26/2021	46.0	32.5	31.0	0.02%
Music Mountain Water Company, LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	4/25/2036	138.1	128.2	131.7	0.08%
Profile Performance, Inc. and Eidak Real Estate, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/20/2036	127.5	118.6	121.8	0.07%
Northwind Outdoor Recreation, Inc. dba Red Rock Wilderness Store	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/18/2036	129.5	120.4	123.7	0.07%
3 A Realty, LLC dba Interior Climate Solutions, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/13/2036	170.0	157.6	158.6	0.10%
Maciver Corporation dba Indie Rentals	Rental and Leasing Services	Term Loan	Prime plus 2.75%	4/4/2021	625.0	440.3	437.5	0.26%
Danjam Enterprises, LLC dba Ariel Dental Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/30/2021	3.8	2.7	2.7	—%
Danjam Enterprises, LLC dba Ariel Dental Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/29/2023	93.0	71.0	70.6	0.04%
Michael S. Korfe dba North Valley Auto Repair	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/24/2036	15.5	14.4	14.8	0.01%
Actknowledge, Inc. dba Actknowledge	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/21/2021	57.3	40.1	38.2	0.02%
Stamford Car Wash d/b/a Stamford Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/11/2036	19.7	18.3	18.8	0.01%
Food & Beverage Associates Of N.J. Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/11/2021	10.0	6.8	6.8	—%
Key Products I&II, Inc. dba Dunkin' Donuts/Baskin-Robbins	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/10/2021	153.0	107.0	103.1	0.06%
Stephen Frank, Patricia Frank and Suds Express, LLC dba Frank Chiropra	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/25/2023	63.0	45.9	46.1	0.03%
SuzyQue’s, LLC dba Suzy Que’s	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/11/2036	61.0	56.7	58.0	0.03%
Little People’s Village, LLC dba Little People’s Village	Social Assistance	Term Loan	Prime plus 2.75%	1/31/2036	31.1	28.7	29.5	0.02%
Seagate Group Holdings, Inc. dba Seagate Logistics, Inc.	Support Activities for Transportation	Term Loan	Prime plus 2.75%	1/28/2036	113.4	104.7	107.5	0.06%
Joseph the Worker, Inc. d/b/a BrightStar of Plymouth County	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/28/2021	12.5	8.6	8.2	—%
Nicholas Dugger dba TNDV: Television LLC.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/24/2021	100.8	70.5	67.3	0.04%
Metro Used Cars Inc. dba Metro Auto Center	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	1/14/2027	117.6	98.5	98.6	0.06%
Patrageous Enterprises, LLC dba Incredibly Edible Delites of Laurel	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/29/2020	7.6	5.1	4.8	—%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Chickamauga Properties, Inc., MSW Enterprises, LLP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/22/2035	189.5	174.9	179.6	0.11%
Chickamauga Properties, Inc., MSW Enterprises, LLP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/22/2035	74.3	68.9	70.7	0.04%
Marine Container Services, Inc. & Management Consulting Brokerage, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	12/21/2020	50.3	33.8	33.8	0.02%
Shree OM Lodging, LLC dba Royal Inn	Accommodation	Term Loan	Prime plus 2.75%	12/17/2035	27.7	25.5	26.0	0.02%
Svetavots Corporation dba Brightstar Healthcare of Montgomery County	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/13/2020	20.5	13.8	13.1	0.01%
Lodin Medical Imaging, LLC dba Watson Imaging Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/1/2020	66.4	43.5	43.4	0.03%
Robert F. Schuler and Lori A. Schuler dba Bob’s Service Center	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/30/2035	34.0	31.3	32.1	0.02%
Justforfungames, Inc.	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	11/19/2035	50.0	45.3	46.4	0.03%
Any Garment Cleaner-East Brunswick, Inc. dba Any Garment Cleaner	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/18/2020	42.5	23.7	23.7	0.01%
Lebenthal Holdings, LLC and Lebenthal & Co., LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	11/16/2020	200.0	133.4	127.2	0.08%
West Cobb Enterprises, Inc. and Advanced Eye Associates, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/12/2035	148.7	136.9	138.2	0.08%
R2 Tape, Inc. dba Presto Tape	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	10/20/2020	224.4	148.2	147.4	0.09%
Lincoln Park Physical Therapy	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/20/2020	43.5	28.6	28.6	0.02%
Jade Automotive d/b/a Sears Hometown Store	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	10/6/2035	146.6	135.0	138.6	0.08%
Stamford Property Holdings, LLC & Stamford Car Wash, LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/4/2035	122.5	113.2	116.2	0.07%
Wise Forklift Inc.	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/1/2020	296.9	190.2	190.2	0.11%
Elan Realty, LLC and Albert Basse Asociates, Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	9/30/2035	228.2	209.1	214.5	0.13%
K9 Bytes, Inc. & Epazz, Inc. dba K9 Bytes, Inc.	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	9/30/2020	18.5	12.0	11.5	0.01%
Success Express, Inc. dba Success Express	Couriers and Messengers	Term Loan	Prime plus 2.75%	9/29/2020	91.8	59.6	56.8	0.03%
Adams & Hancock, LLC dba Brightstar Overland Park & Jordon & Pippen, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/27/2020	19.8	8.0	8.0	—%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Modern Manhattan, LLC	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	9/20/2020	204.0	133.1	127.6	0.08%
Dirk's Trucking, LLC dba Dirk's Trucking	Truck Transportation	Term Loan	Prime plus 2.75%	9/17/2020	17.7	11.4	11.1	0.01%
Newsome Trucking Inc. and Kevin Newsome	Truck Transportation	Term Loan	Prime plus 2.75%	9/2/2035	423.1	387.7	397.9	0.24%
California College of Communications, Inc.	Educational Services	Term Loan	Prime plus 2.75%	11/2/2020	172.5	113.9	108.6	0.07%
Rudy & Louise Chavez dba Clyde's Auto and Furniture Upholstery	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/2/2035	50.1	45.9	47.1	0.03%
DDLK Investments, LLC d/b/a Smoothie King	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/30/2020	7.5	4.5	4.5	—%
Kino Oil of Texas, LLC dba Kino Oil	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/27/2020	60.0	38.5	36.7	0.02%
Kino Oil of Texas, LLC dba Kino Company	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/27/2035	12.0	10.8	11.1	0.01%
Planet Verte, LLC d/b/a Audio Unlimited	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/20/2020	40.0	25.8	24.7	0.01%
Sunmar, Inc. dba Creative Cooking	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/19/2035	51.7	47.4	48.6	0.03%
Members Only Software	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/30/2020	40.3	25.7	25.1	0.02%
New Life Holdings, LLC and Certified Collision Services, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/29/2035	76.2	68.7	69.8	0.04%
Quest Logic Investments, LLC dba Dairy Queen	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2035	105.0	95.8	98.6	0.06%
ActKnowledge, Inc dba ActKnowledge	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/30/2020	50.0	31.4	31.5	0.02%
I-90 RV & Auto Supercenter	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/29/2035	74.9	68.2	70.3	0.04%
WeaverVentures, Inc. dba The UPS Store	Postal Service	Term Loan	Prime plus 2.75%	7/28/2020	23.8	15.1	14.7	0.01%
Zouk, Ltd. dba Palma	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/25/2020	27.5	17.7	17.7	0.01%
CJ Park Inc. dba Kidville Midtown West	Educational Services	Term Loan	Prime plus 2.75%	6/25/2020	26.4	13.3	12.9	0.01%
Emotion in Motion Dance Center Limited Liability Company	Personal and Laundry Services	Term Loan	Prime plus 2.75%	7/25/2020	5.4	2.7	2.7	—%
H.H. Leonards Trust and Potomac Fund, LLC	Accommodation	Term Loan	Prime plus 2.75%	7/23/2020	62.0	24.0	24.0	0.01%
B&B Fitness and Barbell, Inc. dba Elevations Health Club	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/22/2035	242.1	221.5	226.4	0.14%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Tanner Optical Inc. dba Murphy Eye Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/22/2035	94.6	86.6	88.0	0.05%
M & H Pine Straw, Inc. and Harris Maloy	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	7/10/2020	67.5	42.8	42.3	0.03%
Excel RP, Inc./Kevin and Joann Foley	Machinery Manufacturing	Term Loan	Prime plus 2.75%	7/8/2028	50.0	42.1	42.8	0.03%
ValleyStar, Inc. dba BrightStar Healthcare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2020	7.5	4.7	4.6	—%
ValleyStar, Inc. dba BrightStar HealthCare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2020	0.6	3.8	3.7	—%
Atlanta Vascular Research Organization, Inc. dba Atlanta Vascular Found	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/6/2020	24.3	15.6	15.6	0.01%
Diag, LLC dba Kidville	Educational Services	Term Loan	Prime plus 2.75%	6/21/2020	37.5	23.1	22.5	0.01%
Danjam Enterprises, LLC dba Ariel Dental Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/31/2035	204.0	185.2	188.7	0.11%
M & H Pine Straw, Inc. and Harris L. Maloy	Support Activities for Agriculture and Forestry	Term Loan	6%	4/30/2020	183.3	111.8	110.5	0.07%
Clearbay Enterprises, Inc. dba First Class Kennels	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/30/2034	60.0	53.9	55.4	0.03%
New Economic Methods, LLC dba Rita's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2020	24.8	1.1	1.1	—%
Cocoa Beach Parasail Corp. dba Cocoa Beach Parasail	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/26/2020	6.3	3.8	3.7	—%
Marine Container Services, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	4/25/2020	142.6	76.4	76.4	0.05%
JRJG, Inc. dba BrightStar HealthCare-Naperville/Oak Brook	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/23/2020	15.0	9.1	8.9	0.01%
Caring Hands Pediatrics, P.C. dba Caring Hands Pediatrics	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/9/2020	14.5	8.9	8.6	0.01%
Vortex Automotive, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/5/2035	76.6	69.4	71.0	0.04%
Adams and Hancock, LLC dba BrightStar Overland Park	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/31/2020	43.6	21.6	21.1	0.01%
ATC Fitness, LLC dba Around the Clock Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2019	15.0	8.0	8.0	—%
Lahoba, LLC dba Papa John's Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/30/2034	42.5	38.4	39.2	0.02%
Music Mountain Water Company, LLC dba Music Mountain Water Co.	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	12/29/2019	185.4	107.6	107.7	0.06%
Animal Intrusion Prevention Systems Holding Company, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/29/2024	126.5	94.9	94.4	0.06%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Bonet Kidz Inc. dba Kidville	Educational Services	Term Loan	Prime plus 2.75%	3/16/2020	15.5	6.4	6.3	—%
CMA Consulting dba Construction Management Associates	Construction of Buildings	Term Loan	Prime plus 2.75%	12/11/2019	58.5	32.9	32.0	0.02%
David A. Nusblatt, D.M.D, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/11/2019	9.0	5.2	5.2	—%
KMC RE, LLC & B&B Kennels	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/19/2034	58.3	52.4	53.5	0.03%
Demand Printing Solutions, Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	12/12/2019	10.0	5.7	5.7	—%
Planet Verte, LLC dba Audio Unlimited of Oceanside	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/28/2019	57.0	32.2	31.4	0.02%
Demand Printing Solutions, Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	10/29/2034	147.5	132.4	136.1	0.08%
Lebenthal Holdings, LLC and Lebenthal & Co., LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/29/2019	500.0	53.0	52.5	0.03%
Supreme Screw Products, Inc. and Misha Migdal	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	4/17/2019	308.2	152.5	152.5	0.09%
Gray Tree Service, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/18/2018	50.0	23.7	23.7	0.01%
Healthcare Interventions, Inc. dba Brightstar HealthCare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/15/2016	8.3	1.4	1.4	—%
Envy Salon & Spa, LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/4/2018	20.3	9.4	9.3	0.01%
Gourmet to You, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2019	12.1	5.7	5.7	—%
Carnagron, LLC dba GearBling	Apparel Manufacturing	Term Loan	Prime plus 2.75%	11/1/2018	6.9	3.1	3.1	—%
Grapevine Professional Services, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/22/2019	8.2	3.8	3.7	—%
Inflate World Corporation	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/30/2018	7.5	2.6	2.6	—%
Cool Air Solutions, Inc. dba Graham Heating & Air Conditioning	Specialty Trade Contractors	Term Loan	Prime plus 2%	12/27/2018	411.5	190.3	187.0	0.11%
Peter Thomas Roth Labs, LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/26/2018	425.0	189.0	188.5	0.11%
Dream Envy, Ltd. d/b/a Massage Envy	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/9/2018	88.0	39.8	39.7	0.02%
K & D Family and Associates, Inc. dba Philly Pretzel Factory	Food and Beverage Stores	Term Loan	Prime plus 2.75%	8/5/2018	81.3	35.2	35.2	0.02%
Seven Stars Enterprises, Inc. dba Atlanta Bread Company	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2018	86.3	36.0	36.0	0.02%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
CBA D&A Pope, LLC dba Christian Brothers Automotive	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/14/2018	144.9	61.5	61.3	0.04%
Gilbert Chiropractic Clinic, Inc.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/7/2018	22.5	9.1	9.1	0.01%
Beer Table, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/8/2018	10.5	3.7	3.7	—%
D & D's Divine Beauty School of Esther, LLC	Educational Services	Term Loan	6%	8/1/2031	57.7	53.9	55.4	0.03%
Daniel S. Fitzpatrick dba Danny's Mobile Appearance Reconditioning Service	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/29/2018	9.4	3.7	3.7	—%
Burks & Sons Development, LLC dba Tropical Smoothie Café	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/22/2018	49.8	19.6	19.7	0.01%
Shivsakti, LLC dba Knights Inn	Accommodation	Term Loan	Prime plus 2.75%	12/20/2032	92.5	78.9	81.2	0.05%
Bliss Coffee and Wine Bar, LLC	Food Services and Drinking Places	Term Loan	6%	3/19/2018	87.5	73.0	72.8	0.04%
Zog Inc.	Other Information Services	Term Loan	6%	3/17/2018	97.5	81.9	81.6	0.05%
Saan M.Saelee dba Saelee's Delivery Service	Truck Transportation	Term Loan	Prime plus 2.75%	3/12/2018	9.8	3.9	3.9	—%
A & A Acquisition, Inc. dba A & A International	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	2/15/2018	100.0	37.7	37.7	0.02%
Enewhere Custom Canvas, LLC	Textile Product Mills	Term Loan	Prime plus 2.75%	2/15/2018	12.0	4.7	4.7	—%
All American Printing	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	10/26/2032	69.8	40.1	41.3	0.02%
Seo's Paradise Cleaners, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/19/2018	9.8	3.2	3.2	—%
Signs of Fortune, LLC dba FastSigns	Miscellaneous Manufacturing	Term Loan	Prime plus 2.5%	4/3/2023	434.4	349.6	348.7	0.21%
Margab, Inc. dba Smoothie King	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/28/2017	44.0	16.2	16.1	0.01%
Ameritocracy, Inc dba Ben and Jerry's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/18/2017	168.8	59.7	59.7	0.04%
RCB Enterprises, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/18/2017	21.2	9.6	9.5	0.01%
Timothy S. Strange dba Strange's Mobile Apperance Reconditioning Service	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/17/2017	8.5	2.4	2.4	—%
Parties By Pat, Inc. and Jose M. Martinez Jr.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/11/2017	93.1	33.4	33.2	0.02%
Tammy's Bakery, Inc. dba Tammy's Bakery	Food Manufacturing	Term Loan	Prime plus 2.75%	12/10/2017	71.8	26.7	26.5	0.02%
Maria C. Sathre and David N. Sathre dba Black Forest Liquor Store	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/28/2017	18.6	6.6	6.6	—%
The Design Shop, LLC	Textile Mills	Term Loan	Prime plus 2.75%	11/27/2027	247.5	191.9	196.0	0.12%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
MJ Mortgage & Tax Services, Inc.	Credit Intermediation and Related Activities	Term Loan	Prime plus 2.75%	11/14/2017	6.9	2.3	2.3	—%
Kings Laundry, LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/30/2017	64.5	23.0	23.0	0.01%
Quality Engraving Services Inc. and Ian M. Schnaitman	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	10/17/2017	15.0	5.3	5.3	—%
Flourishing Fruits, LLC dba Edible Arrangements	Food Manufacturing	Term Loan	Prime plus 2.75%	12/29/2017	21.1	5.6	5.6	—%
Louis B. Smith dba LAQ Funeral Coach	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/15/2017	12.6	4.3	4.3	—%
Flint Batteries, LLC dba Batteries Plus of Flint	General Merchandise Stores	Term Loan	Prime plus 2.75%	8/29/2017	9.0	2.6	2.6	—%
1911 East Main Street Holdings, Corp.	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2032	15.8	13.3	13.7	0.01%
Metano IBC Services, Inc. and Stone Brook Leasing, LLC	Rental and Leasing Services	Term Loan	Prime plus 2.75%	8/17/2017	315.0	87.2	87.3	0.05%
Mala Iyer, MD dba Child and Family Wellness Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/11/2017	50.0	16.8	16.8	0.01%
South Dade Restoration Corp. dba Servpro of Kendall/Pinecrest	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/10/2016	61.8	11.5	11.5	0.01%
Twietmeyer Dentistry PA	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/30/2017	148.9	47.1	47.1	0.03%
Lynden Evans Clarke, Jr.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/16/2017	10.0	2.9	2.9	—%
Water Works Laundromat, LLC	Personal and Laundry Services	Term Loan	Prime plus 2.25%	9/7/2027	267.3	204.5	203.0	0.12%
L.C.N. Investments, L.L.C. dba Max Muscle Sports Nutrition	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	5/27/2017	12.8	3.3	3.3	—%
Dave Kris, and MDK Ram Corp.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/5/2026	221.0	37.6	38.3	0.02%
Saul A. Ramirez and Norma L. Trujillo	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/31/2017	6.0	1.6	1.6	—%
Eric R. Wise, D.C. dba Jamacha-Chase Chiropractic	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/30/2017	15.6	1.2	1.2	—%
No Thirst Software, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/26/2017	6.8	1.5	1.5	—%
Zeroln Media, LLC	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	4/25/2017	7.5	2.2	2.2	—%
CCIPTA, LLC	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	1/17/2017	47.0	3.0	3.0	—%
Gill Express Inc. dba American Eagle Truck Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	1/5/2027	286.9	213.1	217.6	0.13%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Kyoshi Enterprises, LLC	Educational Services	Term Loan	Prime plus 2.75%	12/29/2016	22.5	5.8	5.8	—%
Spain Street, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/29/2017	63.0	4.5	4.5	—%
Aillaud Enterprises, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/29/2017	13.8	0.9	0.9	—%
Nora A. Palma and Julio O Villcas	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/27/2017	56.3	3.1	3.1	—%
Jojan, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.25%	12/18/2031	204.8	41.0	40.7	0.02%
Misri Liquors, Inc.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/18/2016	67.5	16.7	16.7	0.01%
Contractors Pumping Service, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/3/2016	9.9	0.9	0.9	—%
Vincent Allen Fleece dba Living Well Accessories and Water Camel	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/1/2016	3.8	0.8	0.8	—%
Houk Enterprises, Inc. d/b/a Max Muscle	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	10/27/2019	46.3	8.1	8.2	—%
Smooth Grounds, Inc.	Food Services and Drinking Places	Term Loan	8%	10/11/2016	64.5	39.3	39.3	0.02%
Barr-None Coating Applicators, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/20/2016	113.8	5.3	5.3	—%
Nelson Financial Services, LLC	Scenic and Sightseeing Transportation	Term Loan	Prime plus 2.75%	9/2/2016	57.0	3.0	3.0	—%
A + Quality Home Health Care, Inc.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/1/2016	22.5	1.7	1.7	—%
Flint Batteries, LLC	General Merchandise Stores	Term Loan	Prime plus 2.75%	7/21/2016	46.9	7.9	7.9	—%
Tesserah Tile Design, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2016	7.1	1.1	1.1	—%
It's A Buffalo	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/26/2016	219.8	39.6	39.6	0.02%
Pro Levin Yoga, Incorporated d.b.a. Bikram's Yoga College	Educational Services	Term Loan	Prime plus 2.75%	5/12/2016	16.4	3.1	3.1	—%
Cocoa Beach Parasail Corp.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/5/2016	8.9	1.6	1.6	—%
Maynard Enterprises, Inc.	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	3/22/2016	22.5	1.4	1.4	—%
Fran-Car Corporation dba Horizon Landscape Management	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/3/2028	407.8	179.8	184.0	0.11%
Head To Toe Personalized Pampering, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/27/2031	52.0	9.8	10.0	0.01%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Olympia Fields Eyecare, Ltd.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/12/2016	15.0	1.9	1.9	—%
Spencer Fitness, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/11/2016	6.0	0.3	0.3	—%
Maxwell Place, LLC	Nursing and Residential Care Facilities	Term Loan	6%	12/1/2015	1,076.8	861.1	860.1	0.52%
Hillside Fence Company, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.25%	2/1/2020	206.5	61.5	61.2	0.04%
The K Dreyer Company	General Merchandise Stores	Term Loan	Prime plus 2.75%	12/20/2015	62.5	2.0	2.0	—%
Tuan D. Dang, OD, PA	Ambulatory Health Care Services	Term Loan	Prime plus 2.25%	12/7/2015	77.0	11.4	11.4	0.01%
Christopher F. Bohon & Pamela D. Bohon	Social Assistance	Term Loan	Prime plus 2.75%	10/28/2026	14.2	3.7	3.8	—%
Champion Pest Control Systems, Inc.	Administrative and Support Services	Term Loan	6%	10/20/2015	39.0	4.0	4.0	—%
JackRabbit Sports, Inc.	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	10/13/2015	125.0	14.1	14.0	0.01%
Polaris Press, LLC	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	9/29/2015	21.5	0.7	0.7	—%
Shree Om Lodging, LLC dba Royal Inn	Accommodation	Term Loan	Prime plus 2.75%	5/2/2030	333.3	67.1	68.9	0.04%
Jenchad, Inc and Chadjen, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.125%	4/7/2025	462.5	55.9	55.2	0.03%
Pedzik's Pets, LLC	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	3/31/2030	53.5	9.9	10.1	0.01%
Nancy Carapelluci & A & M Seasonal Corner Inc.	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/1/2025	106.9	17.1	17.4	0.01%
Saralar Corporated dba The UPS Store #5232	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	1/21/2015	40.3	0.1	0.1	—%
Major Queens Body & Fender Corp.	Repair and Maintenance	Term Loan	Prime plus 3.75%	12/17/2014	71.1	0.1	—	—%
Moonlight Multi Media Production, Inc.	Other Information Services	Term Loan	5%	2/1/2025	19.7	4.5	4.6	—%
McCallister Venture Group, LLC and Maw's Vittles, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/30/2029	75.0	12.8	13.1	0.01%
Computer Renaissance dba Dante IT Services, Inc.	Electronics and Appliance Stores	Term Loan	Prime plus 3.75%	3/1/2018	100.0	3.8	3.9	—%
Prince Co., Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 1.5%	3/18/2029	187.5	31.7	30.0	0.02%
Chong Hun Im dba Kim's Market	Food and Beverage Stores	Term Loan	Prime plus 2.5%	2/27/2024	80.0	11.4	11.5	0.01%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
H & G Investments, L.C. dba Kwick Kar Josey Lane	Repair and Maintenance	Term Loan	5%	12/22/2028	317.5	92.1	88.7	0.05%
John B. Houston Funeral Home, Inc. dba George E. Cushnie Funeral Home	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/19/2028	78.8	13.7	14.0	0.01%
Center-Mark Car Wash, Ltd	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/18/2024	221.3	33.5	34.0	0.02%
Shuttle Car Wash, Inc. dba Shuttle Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.25%	11/10/2028	109.8	19.1	19.0	0.01%
Akshar Group, LLC	Accommodation	Term Loan	6%	11/5/2028	321.3	54.2	55.6	0.03%
Min Hui Lin	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/30/2028	134.3	19.5	20.0	0.01%
Delta Partners, LLC dba Delta Carwash	Repair and Maintenance	Term Loan	Prime plus 2.5%	4/5/2029	280.9	47.1	47.5	0.03%
Oz B. Zamir dba Zamir Marble & Granite	Specialty Trade Contractors	Term Loan	Prime plus 2.5%	8/6/2028	54.0	9.2	9.3	0.01%
D & M Seafood, LLC d/b/a Rick's Seafood	Food Manufacturing	Term Loan	Prime plus 2.75%	10/10/2015	400.0	1.5	1.5	—%
Rama, Inc. dba Staybridge Suites	Accommodation	Term Loan	Prime plus 2%	4/18/2026	750.0	445.9	437.4	0.26%
B & J Manufacturing Corporation and Benson Realty Trust	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2%	3/30/2021	250.0	26.2	25.9	0.02%
RAB Services, Inc. & Professional Floor Installations	Specialty Trade Contractors	Term Loan	Prime plus 2.5%	1/31/2023	62.5	8.8	8.9	0.01%
Taste of Inverness, Inc. dba China Garden	Food Services and Drinking Places	Term Loan	Prime plus 2%	6/29/2025	73.8	10.4	10.2	0.01%
Ralph Werner dba Werner Transmissions	Gasoline Stations	Term Loan	Prime plus 2.75%	12/29/2021	26.6	3.1	3.1	—%
M. Krishna, Inc. dba Super 8 Motel	Accommodation	Term Loan	Prime plus 2%	3/20/2025	250.0	11.1	11.0	0.01%
OrthoQuest, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2%	3/12/2022	56.8	6.0	5.9	—%
CPN Motel, LLC dba American Motor Lodge	Accommodation	Term Loan	Prime plus 2.25%	4/30/2024	379.0	37.1	36.9	0.02%
Track Side Collision & Tire, Inc.	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/16/2025	44.8	5.7	5.8	—%
Duttakrupa, LLC dba Birmingham Motor Court	Accommodation	Term Loan	Prime plus 2.25%	9/8/2023	98.8	14.4	14.3	0.01%
Deesha Corporation, Inc. dba Best Inn & Suites	Accommodation	Term Loan	Prime plus 2.25%	2/14/2025	250.0	32.5	32.3	0.02%
Maruti, Inc.	Accommodation	Term Loan	Prime plus 2.25%	11/25/2024	220.0	30.3	30.1	0.02%
Willington Hills Equestrian Center, LLC	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	10/19/2022	85.0	13.7	13.8	0.01%
LABH, Inc. t/a Ramada Ltd.	Accommodation	Term Loan	Prime plus 2.25%	9/27/2024	555.0	48.8	48.5	0.03%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Randall D. & Patricia D. Casaburi dba Pat's Pizzazz	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	3/13/2023	68.8	8.7	8.9	0.01%
Gain Laxmi, Inc. dba Super 8 Motel	Accommodation	Term Loan	Prime plus 2.25%	5/31/2023	202.5	24.9	24.8	0.01%
Naseeb Corporation	Accommodation	Term Loan	Prime plus 2.25%	3/31/2024	402.5	36.2	36.0	0.02%
La Granja Live Poultry Corp.	Food Manufacturing	Term Loan	Prime plus 2.75%	8/26/2018	54.0	3.8	3.8	—%
Stillwell Ave Prep School	Social Assistance	Term Loan	Prime plus 2.75%	1/14/2023	72.0	8.0	8.1	—%
Karis, Inc.	Accommodation	Term Loan	Prime plus 2%	12/22/2023	148.8	16.6	16.3	0.01%
Five Corners, Ltd.	Gasoline Stations	Term Loan	Prime plus 2.75%	12/11/2019	85.0	7.4	7.5	—%
Mimoza LLC, dba Tally Ho Inn	Food Services and Drinking Places	Term Loan	Prime plus 2.25%	10/7/2023	105.0	13.4	13.3	0.01%
Alyssa Corp dba Knights Inn	Accommodation	Term Loan	Prime plus 2.25%	9/30/2023	350.0	46.1	45.8	0.03%
Bhailal Patel dba New Falls Motel	Accommodation	Term Loan	Prime plus 2.75%	3/27/2023	100.0	5.4	5.4	—%
Pegasus Automotive, Inc.	Gasoline Stations	Term Loan	Prime plus 2.75%	12/23/2022	112.5	13.8	14.0	0.01%
Delyannis Iron Works	Fabricated Metal Product Manufacturing	Term Loan	6%	12/8/2022	16.0	1.8	1.8	—%
P. Agrino, Inc. dba Andover Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/18/2021	150.0	14.6	14.8	0.01%
Golden Elevator Co., Inc.	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	1/31/2022	50.0	2.6	2.7	—%
Mohamed Live Poultry Inc.	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	12/6/2021	36.8	4.0	4.0	—%
RJS Service Corporation	Gasoline Stations	Term Loan	Prime plus 2.75%	8/20/2021	79.0	8.4	8.5	0.01%
Chez RuRene Bakery	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/20/2017	150.0	49.4	51.0	0.03%
Total SBA Uunguaranteed Performing Investments					$144,082.5	$121,505.9	$115,175.0	69.21%

SBA Unguaranteed Non-Performing Investments (3)
United Woodworking, Inc.	Wood Product Manufacturing	Term Loan	6%	12/20/2022	17.3	13.6	13.2	0.01%
Top Class, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/29/2020	4.7	3.3	—	—%
Top Class, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/28/2016	5.0	1.3	0.4	—%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Tequila Beaches, LLC dba Fresco Restaurant	Food Services and Drinking Places	Term Loan	6%	9/16/2021	21.0	15.8	11.8	0.01%
* Stormwise South Florida dba Stormwise Shutters	Specialty Trade Contractors	Term Loan	6%	11/7/2036	427.5	412.0	347.8	0.21%
* Stormwise South Florida dba Stormwise Shutters	Specialty Trade Contractors	Term Loan	6%	11/7/2036	204.0	201.6	172.2	0.10%
Sheikh M Tariq dba Selbyville Foodrite	Gasoline Stations	Term Loan	Prime plus 2.75%	3/13/2023	63.1	48.4	36.3	0.02%
Shamrock Jewelers, Inc.	Clothing and Clothing Accessories Stores	Term Loan	6%	12/14/2016	90.5	23.6	22.8	0.01%
Pyramid Real Estate Holdings, LLC dba Hoteps	Food Services and Drinking Places	Term Loan	6%	10/7/2022	12.7	8.9	8.8	0.01%
Pure Water Innovations, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/6/2016	3.4	1.0	1.0	—%
Professional Systems, LLC and Professional Cleaning	Administrative and Support Services	Term Loan	6%	7/30/2020	159.4	132.1	58.4	0.04%
Parth Dev, Ltd dba Amerihost Inn Hotel-Kenton	Accommodation	Term Loan	5%	10/3/2028	54.9	38.3	18.7	0.01%
Our Two Daughters LLC dba Washington's Restaurant	Food Services and Drinking Places	Term Loan	6%	6/18/2026	225.0	170.3	13.8	0.01%
Morris Glass and Construction	Specialty Trade Contractors	Term Loan	6%	3/7/2021	49.8	44.8	0.8	—%
Momentum Medical Group, Inc.	Ambulatory Health Care Services	Term Loan	8%	9/30/2015	244.2	159.7	5.0	—%
Midway Plaza 6, LLC & Adventure World Family Fun Center, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	6%	12/19/2029	200.0	167.6	134.0	0.08%
Lucil Chhor dba Baja Fresh #159	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/28/2022	49.1	30.0	15.4	0.01%
Las Torres Development, LLC dba Houston Event Centers	Real Estate	Term Loan	Prime plus 2.75%	8/27/2028	405.8	391.6	378.2	0.23%
Lamson and Goodnow Manufacturing Co. and Lamson and Goodnow, LLC	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/28/2037	197.1	187.0	116.1	0.07%
Krishna of Orangeburg, Inc.	Accommodation	Term Loan	6%	2/20/2032	41.8	10.3	10.0	0.01%
J Olson Enterprises LLC and Olson Trucking Direct, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	6/28/2025	737.6	704.5	692.4	0.42%
Hot Buckles, Inc.	Apparel Manufacturing	Term Loan	Prime plus 2.75%	6/27/2018	57.6	26.9	25.9	0.02%
Harrelson Materials Management, Inc.	Waste Management and Remediation Services	Term Loan	6%	6/24/2021	537.5	470.0	108.1	0.06%
Hampton's Restaurant Holding Company, LLC/Hampton's Restaurant #1, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2023	398.0	255.7	20.4	0.01%
Goetzke Chiropractic, Inc.	Ambulatory Health Care Services	Term Loan	6%	10/25/2017	7.3	3.1	0.6	—%
Franvest, Inc. dba Texas Hydro-Equipment Co.	Chemical Manufacturing	Term Loan	6%	8/23/2018	125.0	119.3	99.5	0.06%
Feinman Mechanical, LLC	Specialty Trade Contractors	Term Loan	6%	9/28/2028	323.0	305.2	70.6	0.04%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
E & I Holdings, LP & PA Farm Products, LLC	Food Manufacturing	Term Loan	6%	4/30/2030	1,248.8	1,238.0	481.4	0.29%
Dixie Transport, Inc. & Johnny D. Brown & Jimmy Brown & Maudain Brown	Support Activities for Transportation	Term Loan	5%	12/28/2035	145.9	144.6	53.1	0.03%
Dill Street Bar and Grill, Inc. and WO Entertainment, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/27/2027	122.9	112.3	41.7	0.03%
Design Video Communciations, Inc.	Professional, Scientific, and Technical Services	Term Loan	6%	2/18/2036	92.4	19.0	6.8	—%
D'Elia Auto Repair Inc. dba D'Elia Auto Body	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/26/2023	15.0	13.9	2.2	—%
DC Realty, LLC dba FOGO Data Centers	Professional, Scientific, and Technical Services	Term Loan	6%	3/23/2037	778.0	757.0	718.6	0.43%
DC Realty, LLC dba FOGO Data Centers	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/23/2022	376.0	258.5	245.4	0.15%
Crystal K. Bruens dba Howards Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/20/2020	6.2	2.8	2.8	—%
Bamboo Palace, Inc.	Food Services and Drinking Places	Term Loan	6%	11/20/2022	56.7	40.2	38.9	0.02%
Baker Sales, Inc. d/b/a Baker Sales, Inc.	Nonstore Retailers	Term Loan	6%	3/29/2036	490.0	467.0	406.5	0.24%
AWA Fabrication & Construction, LLC	Fabricated Metal Product Manufacturing	Term Loan	6%	4/30/2025	152.2	34.8	7.2	—%
AUM Estates, LLC and Sculpted Figures Plastic Surgery, Inc.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/12/2023	87.5	83.7	—	—%
AUM Estates, LLC and Sculpted Figures Plastic Surgery Inc.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/14/2038	618.7	603.9	355.2	0.21%
Dr. Francis E. Anders, DVM	Professional, Scientific, and Technical Services	Term Loan	6%	8/9/2015	4.6	1.6	1.6	—%
Elite Treats Enterprises, Inc. dba Rochelle Dairy Queen	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/24/2032	141.3	131.5	122.7	0.07%
LRCSL, LLC dba Daybreak Fruit and Vegetable Company	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/28/2021	75.1	53.0	32.6	0.02%
Harry B Gould dba Lake Athens Marina and Bait Shop	Accommodation	Term Loan	Prime plus 2.75%	12/28/2025	132.9	116.2	112.3	0.07%
* The Alba Financial Group, Inc.	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	11/13/2015	16.2	8.0	7.7	—%
* Milliken and Milliken, Inc. dba Milliken Wholesale Distribution	Merchant Wholesalers, Durable Goods	Term Loan	6%	6/10/2036	191.0	157.1	135.3	0.08%
* Almeria Marketing 1, Inc.	Personal and Laundry Services	Term Loan	8%	10/15/2015	10.2	5.0	4.8	—%
* Whirlwind Car Wash, Inc.	Repair and Maintenance	Term Loan	Prime plus 2%	4/9/2029	31.5	24.0	20.0	0.01%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
* West Experience, Inc., West Mountain Equipment Rental, Inc., Ski West Lodge	Amusement, Gambling, and Recreation Industries	Term Loan	6%	6/5/2026	68.9	50.2	43.8	0.03%
* The Lucky Coyote, LLC	Miscellaneous Manufacturing	Term Loan	6%	5/8/2017	44.9	14.4	11.8	0.01%
* TechPlayZone, Inc.	Social Assistance	Term Loan	Prime plus 2.75%	1/27/2016	7.6	1.0	0.9	—%
* Stokes Floor Covering Company Inc. and Robert E. Rainey, Jr.	Furniture and Home Furnishings Stores	Term Loan	6%	12/29/2035	122.0	110.4	94.1	0.06%
* Robin C. & Charles E. Taylor & Brigantine Aquatic Center, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	6%	9/14/2023	33.1	22.8	20.1	0.01%
* LJ Parker, LLC dba Kwik Kopy Business Center 120	Administrative and Support Services	Term Loan	7%	9/8/2014	61.8	33.2	26.6	0.02%
* Integrity Sports Group, LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	6%	3/6/2018	62.1	17.3	13.4	0.01%
* Guzman Group, LLC	Rental and Leasing Services	Term Loan	6%	1/30/2016	251.7	211.7	195.1	0.12%
* Groundworks Unlimited, LLC	Specialty Trade Contractors	Term Loan	6%	12/17/2023	116.1	97.1	85.0	0.05%
* Gotta Dance Studio, Inc. dba Gotta Dance Studio Academy of Performing	Educational Services	Term Loan	Prime plus 2.75%	11/16/2016	10.3	4.0	3.5	—%
* Furniture Company, LLC	Furniture and Home Furnishings Stores	Term Loan	7%	10/30/2015	6.4	1.4	1.3	—%
* Event Mecca, LLC	Other Information Services	Term Loan	6%	4/10/2023	14.3	13.3	8.9	0.01%
* E.W. Ventures, Inc. dba Swift Cleaners & Laundry	Personal and Laundry Services	Term Loan	—%	4/18/2017	209.1	92.7	76.0	0.05%
* DUCO Energy Services, a Limited Liability Company	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/20/2023	11.8	10.8	7.3	—%
* David M. Goens dba Superior Auto Paint & Body, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/26/2024	11.5	6.6	6.0	—%
* CCS, Services, Inc.	Administrative and Support Services	Term Loan	6%	2/28/2015	2.3	0.1	0.1	—%
* Camilles of Washington Inc.	Food Services and Drinking Places	Term Loan	6%	10/28/2015	16.4	1.5	1.5	—%
* Bwms Management, LLC	Food Services and Drinking Places	Term Loan	6%	7/7/2027	109.1	82.5	66.4	0.04%
* BCD Enterprises, LLC dba Progressive Tool and Nutmeg Tool	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/22/2026	506.9	418.3	333.1	0.20%
* Barnum Printing & Publishing, Co.	Printing and Related Support Activities	Term Loan	6%	7/29/2015	44.7	11.9	11.7	0.01%
* Auto Sales, Inc.	Motor Vehicle and Parts Dealers	Term Loan	6%	8/17/2023	13.9	6.7	6.2	—%
* Anmor Machining Company, LLC dba Anmor Machining Company	Fabricated Metal Product Manufacturing	Term Loan	6%	11/18/2026	192.5	146.5	110.5	0.07%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
KroBro Inc. d/b/a Village Coffee	Food Services and Drinking Places	Term Loan	6%	3/12/2020	200.0	10.0	—	—%
Konversashens Coffee LLC	Food Services and Drinking Places	Term Loan	6%	6/28/2016	64.4	4.9	—	—%
Total SBA Unguaranteed Non-Performing Investments					$11,637.2	$9,587.3	$6,302.3	3.79%

Total SBA Unguaranteed Investments					$155,719.7	$131,093.2	$121,477.3	73.00%

SBA Guaranteed Performing Investments (4)
BS Ventures, LLC dba Dink's Market	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/19/2039	161.3	161.3	182.9	0.11%
M & MM Management	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/19/2025	138.8	138.8	155.0	0.09%
The Jeweler's Inc.	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	12/19/2024	3,750.0	3,750.0	4,157.8	2.50%
Will Zak Management, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/19/2024	146.3	146.3	163.3	0.10%
Winter Ventures, Inc.	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/23/2024	1,404.9	1,404.9	1,564.7	0.94%
Atlantis of Daytona, LLC	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	12/23/2039	720.0	720.0	816.3	0.49%
Thermoplastic Services, Inc.	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	12/23/2039	4,500.0	4,500.0	5,060.5	3.04%
The Lodin Group, LLC and Lodin Health	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/23/2039	1,590.8	1,590.8	1,797.6	1.08%
Bowlerama Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/24/2039	3,607.5	3,607.5	4,058.4	2.44%
Beale Street Blues Company	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/22/2024	562.5	562.5	628.2	0.38%
Bear Creek Entertainment, LLC dba The Woods at Bear Creek	Accommodation	Term Loan	Prime plus 2.75%	12/30/2024	318.8	318.8	361.6	0.22%
Evans & Paul, LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/30/2024	671.3	671.3	749.6	0.45%
B & W Towing, LLC & Boychuck's Fuel, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/17/2039	493.5	493.5	559.9	0.34%
Grand Blanc Lanes, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/31/2039	399.0	399.0	452.7	0.27%
Homegrown for Good, LLC	Apparel Manufacturing	Term Loan	Prime plus 2.75%	11/26/2024	2,070.0	2,070.0	2,297.1	1.38%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Lake Area Autosound, LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	7/28/2039	375.0	375.0	425.4	0.26%
FHJE Ventures, LLC and Eisenreich II, Inc. dba Breakneck Tavern	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/27/2039	962.3	965.3	1,084.6	0.65%
Meridian Hotels, LLC	Accommodation	Term Loan	Prime plus 2.75%	11/25/2039	684.0	684.0	776.0	0.47%
Carolina Flicks dba The Howell Theatre	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	12/23/2032	489.8	489.8	538.7	0.32%
Kiddie Steps for You, Inc.	Social Assistance	Term Loan	Prime plus 2.75%	9/25/2038	267.8	254.8	286.7	0.17%
401 JJS Corp. and G Randazzo Trattoria Corp.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/23/2039	1,136.3	1,136.3	1,285.4	0.77%
FHJE Ventures, LLC and Eisenreich II, Inc. dba Breakneck Tavern	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/31/2039	736.5	484.8	545.7	0.33%
Miss Cranston Diner II, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/17/2039	273.8	273.8	308.8	0.19%
Wildwood Tavern dba Tavern Properties	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/15/2039	1,275.0	936.0	1,058.9	0.64%
iFood, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2024	1,137.3	871.6	973.4	0.58%
Alpha Prepatory Academy, LLC	Social Assistance	Term Loan	Prime plus 2.75%	8/15/2039	435.7	327.7	371.8	0.22%
GPG Real Estate Holdings, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/3/2024	487.5	121.6	137.9	0.08%
First Prevention & Dialysis Center, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/30/2024	714.8	234.2	261.5	0.16%
The Red Pill Management, Inc.	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	11/26/2024	162.8	86.1	96.2	0.06%
DC Real, LLC and DC Enterprises LTD	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/20/2039	358.1	281.7	329.5	0.20%
Total SBA Guaranteed Performing Investments					$30,031.4	$28,057.4	$31,486.1	18.92%
Total SBA Unguaranteed and Guaranteed Investments					$185,751.1	$159,150.6	$152,963.4	91.92%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Affiliate Investments (5)
Advanced Cyber Security Systems, LLC (6) (13)	Data processing, hosting and related services.	50% Membership Interest	—%	—	—	—	—	—%
		Term Loan	3%	December 2014	1,120.0	381.0	—	—%
* Automated Merchant Services, Inc. (7) (13)	Data processing, hosting and related services.	100% Common Stock	—%	—	—	—	—	—%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
* Business Connect, LLC (8) (13)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	—	—	—%
		Term Loan	10%	December 2015	—	—	—	—%
* CCC Real Estate Holdings Co., LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	—	—	—%
CDS Business Services, Inc. (9) (13)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Common Stock	—%	—	—	—	496.0	0.30%
		Term Loan	1%	Various maturities through August 2016	4,228.0	4,228.0	1,483.0	0.89%
Crystaltech Web Hosting, Inc.	Data processing, hosting and related services.	100% Common Stock	—%	—	—	9,256.0	21,500.0	12.92%
* OnLAN, LLC (15) (17)	Professional, Scientific, and Technical Services	49% Membership Interests	—%	—	—	800.0	—	—%
* Exponential Business Development Co. Inc. (13)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Common Stock	—%	—	—	—	—	—%
* Bankcard Alliance of Alabama, LLC (10) (13)	Data processing, hosting and related services.	95% Membership Interests	—%	—	—	—	—	—%
* Fortress Data Management, LLC (13)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	—	—	—%
Newtek Insurance Agency, LLC (13)	Insurance Carriers and Related Activities	100% Membership Interests	—%	—	—	—	2,300.0	1.38%
PMTWorks Payroll, LLC (11) (13)	Data processing, hosting and related services.	80% Membership Interests	—%	—	—	—	920.0	0.55%
		Term Loan	12%	August 2015	935.0	935.0	—	—%
Secure CyberGateway Services, LLC (12) (13)	Data processing, hosting and related services.	66.7% Membership Interests	—%	—	—	—	—	—%
		Term Loan	7%	December 2016	2,400.0	2,400.0	2,400.0	1.44%
Small Business Lending, Inc. (13)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Common Stock	—%	—	—	—	2,900.0	1.74%
* Summit Systems and Designs, LLC (8) (13)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	—	—	—%
		Term Loan	10%	December 2007	—	—	—	—%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
* Texas Whitestone Group, LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	65.0	—	—%
Universal Processing Services of Wisconsin, LLC (13)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	—	45,500.0	27.34%
* Where Eagles Fly, LLC (13) (14)	Theatrical productions	95% Membership Interest	—%	—	—	—	—	—%
Total Affiliates Investments					$8,683.0	$18,065.0	$77,499.0	46.57%

Investment in Money Market Fund					$—	$3,000.0	$3,000.0	1.80%

Total Investments					$194,434.1	$180,215.6	$233,462.4	140.29%

* denotes non-income producing security.
(1) Newtek values each SBA 7(a) performing unguaranteed loan using a discounted cash flow analysis which projects future cash flows and incorporates projections for loan pre-payments and loan defaults using historical portfolio data. The data predicts future prepayment and default probability on curves which are based on loan age. The recovery assumption for each loan is specific to the discounted valuation of the collateral supporting that loan. Each loan's cash flow is discounted at a rate which approximates a market yield. The loans were originated under the SBA 7(a) program and conform to the underwriting guidelines in effect at their time of origination. Newtek has been awarded Preferred Lender Program (“PLP”) status from the SBA. The loans are not guaranteed by the SBA. Individual loan participations can be sold to institutions which have been granted an SBA 750 license. Loans can also be sold as a pool of loans in a security form to qualified investors.
(2) Prime Rate is equal to 3.25% as of December 31, 2014.
(3) Newtek values SBA 7(a) non-performing loans using a discounted cash flow analysis of the underlying collateral which supports the loan. Net recovery of collateral, (fair value less cost to liquidate) is applied to the discounted cash flow analysis based upon a time to liquidate estimate. Modified loans are valued based upon current payment streams and are re-amortized at the end of the modification period.
(4) Newtek values guaranteed SBA 7(a) performing loans using the secondary SBA 7(a) market as a reference point. Newtek routinely sells into this secondary market. Guaranteed portions, partially funded as of the valuation date are valued using level two inputs as disclosed in Note 6.
(5) Control Investments are disclosed above as equity investments (except as otherwise noted) in those companies that are “Control Investments” of the Company as defined in the Investment Company Act of 1940. A company is deemed to be a “Control Investment” of Newtek Business Services Corp. if Newtek Business Services Corp. owns more than 25% of the voting securities of such company.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION:

On November 12, 2014, Newtek Business Services, Inc. merged with and into Newtek Business Services Corp. ("NBS”), a newly-formed Maryland corporation, for the purpose of reincorporating in Maryland (the “Merger”), and thereafter filed an election to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended ("1940 Act"). This transaction is referred to as the “Conversion” or “BDC Conversion”. All subsidiaries and controlled portfolio companies became the property of Newtek Business Services Corp. as part of the Merger. Except as otherwise noted, the terms “we,” “us,” “our,” “Company” and “Newtek” refer to Newtek Business Services, Inc. prior to the Conversion and its successor, Newtek Business Services Corp. following the Conversion.
Description of Business and Basis of Presentation for the Three Months Ended March 31, 2014 (Prior to BDC Conversion)
Prior to the Conversion, Newtek Business Services, Inc. was a holding company for several wholly- and majority-owned subsidiaries, including twelve certified capital companies which are referred to as Capcos, and several portfolio companies in which the Capcos own non-controlling or minority interests. The Company provides a “one-stop-shop” for business services to the small- and medium-sized business market and uses state of the art web-based proprietary technology to be a low cost acquirer and provider of products and services. The Company partners with companies, credit unions, and associations to offer its services.
The Company’s principal business segments were:
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
Small Business Finance: The segment is comprised of Small Business Lending Inc., (“SBL”) a lender service provider for third-parties that primarily services government guaranteed U.S. Small Business Administration (“SBA”) loans and non-SBA loans; Newtek Small Business Finance, LLC. (“NSBF”), a nationally licensed, SBA lender that originates, sells and services loans to qualifying small businesses, which are partially guaranteed by the SBA, and CDS Business Services, Inc. d/b/a Newtek Business Credit (“NBC”) which provides receivable financing and management services.
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
The condensed consolidated financial statements of Newtek Business Services Corp., its Subsidiaries and consolidated entities have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include all wholly- and majority-owned subsidiaries, and several portfolio companies in which the Capcos own non-controlling interest, or those variable interest entities of which Newtek is considered to be the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation. Non-controlling interests are reported below net income (loss) under the heading “Net loss attributable to non-controlling interests” in the unaudited condensed consolidated statements of income prior to the BDC Conversion.
Description of Business and Basis of Presentation for the Three Months Ended March 31, 2015 (Post BDC Conversion)

Newtek Business Services Corp. is a Maryland corporation which was formed in August 2013 and is an internally managed, closed-end investment company. The Company's investment strategy is to maximize the investment portfolio's return by generating current income from the debt investments the Company makes and generate dividend income from equity investments in controlled portfolio companies.

The accompanying notes to the unaudited condensed consolidated financial statements should be read in conjunction with Newtek’s 2014 Annual Report on Form 10-K. The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with U.S. GAAP. In the opinion of management, the condensed consolidated financial statements reflect all adjustments and reclassifications that are necessary for the fair presentation of financial results as of and for the periods presented. The results of operations for an interim period may not give a true indication of the results for the entire year. The December 31, 2014 consolidated balance sheet has been derived from the audited financial statements as of that date. All intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation.
All financial information included in the tables in the following footnotes is stated in thousands, except per share data.
NOTE 2—SIGNIFICANT ACCOUNTING POLICIES:
Fair Value

The Company applies fair value to all of its financial instruments in accordance with ASC Topic 820 — Fair Value Measurements and Disclosures (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. In accordance with ASC Topic 820, the Company has categorized its financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy. Fair value is a market-based measure considered from the perspective of the market participant who holds the financial instrument rather than an entity-specific measure. Therefore, when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that management believes market participants would use in pricing the financial instrument at the measurement date.

The availability of observable inputs can vary depending on the financial instrument and is affected by a wide variety of factors, including, for example, the type of product, whether the product is new, whether the product is traded on an active exchange or in the secondary market and the current market conditions. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for financial instruments classified as Level 3.

Any changes to the valuation methodology are reviewed by management and the Company’s board of directors (the “Board”) to confirm that the changes are appropriate. As markets change, new products develop and the pricing for products becomes more or less transparent, the Company will continue to refine its valuation methodologies. See further description of fair value methodology in Note 6.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expense during the reporting period. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are complete. Actual results could differ from those estimates.

Consolidation

As provided under Regulation S-X and ASC Topic 946, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company.

Assets related to transactions that do not meet ASC Topic 860 — Transfers and Servicing (“ASC Topic 860”) requirements for accounting sale treatment are reflected in the Company’s consolidated statements of net assets and liabilities as investments. Those assets are owned by the securitization trusts, and are consolidated in the Company’s consolidated financial statements. The creditors of the special purpose entities have received security interests in such assets and such assets are not intended to be available to the creditors of the Company.

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Invested cash is held almost exclusively at financial institutions of high credit quality. The Company invests cash not held in interest free checking accounts or bank money market accounts mainly in U.S. Treasury only money market instruments or funds and other investment-grade securities. As of March 31, 2015, cash deposits in excess of FDIC deposit insurance and Securities Investor Protection Corporation (“SIPC”) insurance totaled approximately $14,791,000.
Restricted Cash
Restricted cash includes cash collateral relating to a letter of credit; monies due on SBA loan-related remittances due to third parties; and cash reserves associated with securitization transactions.

Broker Receivable

Broker receivable represents amounts due from third parties for investments which have been traded at period end but have not yet settled.
Income Taxes

The Company will elect to be treated as a regulated investment company (“RIC”) beginning with the 2015 tax year under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) and will operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, the Company will be required to meet certain source of income and asset diversification requirements and timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each tax year. The Company intends to make the requisite distributions to its stockholders, which will generally relieve the Company from U.S. federal income taxes with respect to all income distributed to its stockholders.

As a result of the Company’s conversion to a BDC and its intention to elect RIC status when it files its 2015 tax return, the Company reversed the balance of its deferred tax asset as of December 31, 2014, through additional paid in capital on January 1, 2015.

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions, and would distribute such taxable income in the next tax year. The Company would then pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended March 31, 2015, no U.S. federal excise taxes were accrued.

Dividends and Distributions

Dividends and distributions to the Company's common stockholders are recorded on the record date. The timing and amount to be paid out as a dividend or distribution is determined by the Board each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually, although the Company may decide to retain such capital gains for investment.

Investment Income

Interest on loan investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. When a loan becomes 90 days or more past due, or if we otherwise do not expect to receive interest and principal repayments, the loan is placed on non-accrual status and the recognition of interest income is discontinued. Interest payments received on loans that are on non-accrual status are treated as reductions of principal until the principal is repaid. Dividend income is recorded at the time dividends are declared. Distributions of earnings from portfolio companies are evaluated to determine if the distribution is income or return of capital.

We receive a variety of fees from borrowers in the ordinary course of conducting our business, including packaging, late payment and prepayment fees. All other income is recorded into income when earned.

Investment transactions are accounted for on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the cost basis of investment, without regard to unrealized gains or losses previously recognized. The Company reports current period changes in the fair value of investments as a component of the net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.
New Accounting Standards

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This update requires that debt issuance costs be presented in the balance sheet as a direct deduction from the debt liability. This ASU is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company is evaluating the impact of this update to its consolidated financial statements and disclosures.

Segments

As a BDC, the Company has determined that it has a single reporting segment and operating unit structure. The Company lends to and makes investments in portfolio companies in various industries. The Company separately evaluates the performance of each of its lending and investment relationships. However, because each of these loan and investment relationships has similar business and economic characteristics, they have been aggregated into a single lending and investment segment.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current year presentation.
NOTE 3—INVESTMENTS:

Investments, all of which are with portfolio companies in the United States, consisted of the following at:

	March 31, 2015		December 31, 2014
	Cost	Fair Value	Cost	Fair Value
Money market funds	$6,000	$6,000	$3,000	$3,000
Non-affiliate debt investments	151,804	143,275	159,151	152,963
Affiliate investments
Equity	11,056	81,316	10,120	73,616
Debt	6,909	3,583	7,944	3,883
Total investments	$175,769	$234,174	$180,215	$233,462
The following table shows the Company's portfolio investments by industry at March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
	Cost	Fair Value	Cost	Fair Value
Data processing, hosting and related services.	$12,672	$72,620	$13,772	$70,322
Food Services and Drinking Establishments	16,775	16,361	15,816	15,442
Amusement, Gambling, and Recreation Industries	9,437	9,162	13,495	13,621
Securities, Commodity Contracts, and Other Financial Investments and Related Activities	5,450	10,864	5,278	5,771
Plastics and Rubber Products Manufacturing	3,154	3,067	7,690	8,120
Accommodation	6,500	6,261	7,240	7,240
Repair and Maintenance	9,087	9,028	7,250	7,023
Clothing and Clothing Accessories Stores	5,046	5,001	6,709	6,958
Ambulatory Health Care Services	5,301	4,586	6,777	6,225
Truck Transportation	5,469	5,229	5,621	5,494
Specialty Trade Contractors	6,261	5,393	6,298	5,414
Fabricated Metal Product Manufacturing	5,548	4,982	5,627	5,258
Professional, Scientific, and Technical Services	6,755	5,553	5,438	4,939
Food Manufacturing	4,724	3,778	4,757	3,793
Motor Vehicle and Parts Dealers	3,643	3,584	3,759	3,755
Merchant Wholesalers, Durable Goods	4,744	4,791	3,763	3,729
Gasoline Stations	3,000	2,883	3,895	3,727
Insurance Carriers and Related Activities	1,897	4,162	1,417	3,622
Social Assistance	3,597	3,489	3,537	3,474
Nonstore Retailers	2,210	1,999	2,878	2,923
Personal and Laundry Services	2,768	2,651	2,759	2,609
Apparel Manufacturing	258	204	2,330	2,528
Merchant Wholesalers, Nondurable Goods	2,910	2,845	2,541	2,459
Administrative and Support Services	2,170	2,037	2,663	2,400
Other	40,393	37,644	35,905	33,616
Total	$169,769	$228,174	$177,215	$230,462

NOTE 4—TRANSACTIONS WITH AFFILIATED COMPANIES:

An affiliated company is an entity in which the Company has an ownership of 5% or more of its voting securities. A controlled affiliate is an entity in which the Company owns more than 25% of its voting securities. Transactions related to our investments with controlled affiliates for the three months ended March 31, 2015 were as follows:

Portfolio Company	Fair Value at December 31, 2014	Purchases (cost)	Principal received (cost)	Net realized gains/(losses)	Net unrealized gains/(losses)	Fair Value at March 31, 2015	Interest and other income	Dividend income
Controlled Affiliates
Small Business Lending, Inc.	$2,900	$—	$—	$—	$5,100	$8,000	$—	$74
PMTWorks Payroll, LLC	920	—	—	—	—	920	26	—
Universal Processing Services of Wisconsin, LLC	45,500	—	—	—	2,600	48,100	4	800
Crystaltech Web Hosting, Inc	21,500	—	—	—	—	21,500	—	200
CDS Business Services, Inc.	1,979	200	—	—	(200)	1,979	11	—
Advanced Cyber Security Systems, LLC	—	—	—	—	—	—	14	—
First Bankcard Alliance of Alabama, LLC	—	—	—	—	—	—	4	—
Secure CyberGateway Services, LLC	2,400	—	(300)	—	—	2,100	40	13
Business Connect, LLC	—	—	—	—	—	—	1	—
Total Controlled Affiliates	$75,199	$200	$(300)	$—	$7,500	$82,599	$100	$1,087

The table above includes only those controlled affiliates for which the Company had transactions for the three months ended March 31, 2015.

In addition to the transactions above, the Company incurs expenses from certain of its controlled portfolio companies. For the three months ended March 31, 2015, the Company incurred $145,000 in managed technology services, $124,000 in loan processing and closing expenses, and $5,000 in payroll processing fees from certain of its controlled portfolio companies.

NOTE 5—SERVICING ASSETS:
For the three months ended March 31, 2015 and 2014, servicing fees received on the Company’s SBA non-affiliate investments totaled $1,043,000 and $832,000, respectively. The total servicing fee income recognized for loans serviced for others for the three months ended March 31, 2014 was $1,793,000. As a result of the BDC Conversion, no servicing fee income was recognized for loans serviced for others for the three months ended March 31, 2015. This revenue, which was previously included in consolidated results, is recognized and earned by one of the Company's controlled portfolio companies. The estimated fair values of capitalized servicing assets were $10,363,000 and $9,483,000 at March 31, 2015 and December 31, 2014, respectively. Inherent risks related to the fair value of servicing assets include prepayment and default risks. An increase in either of these factors could have a negative impact to the fair value of servicing assets on the consolidated statement of net assets and liabilities. Additionally, a decrease in servicing spread would also have a negative impact to the fair value of servicing assets.
The estimated fair value of servicing assets at March 31, 2015 was determined using a discount factor that is a blended approach of the weighted average cost of capital and the weighted average servicing spread of 11.57%, prepayment speed of 19%, and an average cumulative default rate of 25%. The estimated fair value of servicing assets at December 31, 2014 was determined using a discount factor that is a blended approach of the weighted average cost of capital and the weighted average servicing spread of 11.58%, prepayment speed of 19%, and an average cumulative default rate of 25%. Changes in the fair value of servicing assets are included on the statement of operations under the caption "net unrealized depreciation on servicing assets.
NOTE 6—FAIR VALUE MEASUREMENTS:

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three months ended March 31, 2015 and 2014. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of certain portfolio investments without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process.

When determining fair value of Level 3 debt and equity investments, the Company may take into account the following factors, where relevant: the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons to publicly traded securities, and changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made and other relevant factors. The primary method for determining enterprise value uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s net income before net interest expense, income tax expense, depreciation and amortization (“EBITDA”) or revenue. The enterprise value analysis is performed to determine the value of equity investments and to determine if debt investments are credit impaired. If debt investments are credit impaired, the Company will use the enterprise value analysis or a liquidation basis analysis to determine fair value. For debt investments that are not determined to be credit impaired, the Company uses a market interest rate yield analysis to determine fair value.

In addition, for certain debt investments, the Company may base its valuation on quotes provided by an independent third party broker.

Due to the inherent uncertainty of determining the fair value of Level 3 investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that may ultimately be received or settled. Further, such investments are generally subject to legal and other restrictions or otherwise are less liquid than publicly traded instruments. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, the Company may realize significantly less than the value at which such investment had previously been recorded.

The Company’s investments are subject to market risk. Market risk is the potential for changes in the value due to market changes. Market risk is directly impacted by the volatility and liquidity in the markets in which the investments are traded.

The following tables present fair value measurements of the Company’s assets and liabilities measured at fair value and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of March 31, 2015 and December 31, 2014:

	Fair Value Measurements at March 31, 2015 Using:
	Total	Level 1	Level 2	Level 3	Total Gains and (Losses)
Assets
Investments in money markets funds	$6,000	$6,000	$—	$—	$—
Credits in lieu of cash	1,889	—	1,889	—	—
SBA unguaranteed loans	128,551	—	—	128,551	(10,271)
SBA guaranteed loans	14,724	—	14,724	—	1,731
Affiliate investments	84,899	—	—	84,899	7,500
Servicing assets	10,363	—	—	10,363	484
Total assets	$246,426	$6,000	$16,613	$223,813	$(556)
Liabilities
Notes payable in credits in lieu of cash	$1,889	$—	$1,889	$—	$—

	Fair Value Measurements at December 31, 2014 Using:
	Total	Level 1	Level 2	Level 3	Total Gains and (Losses)
Assets
Investments in money markets funds	$3,000	$3,000	$—	$—	$—
Credits in lieu of cash	2,229	—	2,229	—	(13)
SBA unguaranteed loans	121,477	—	—	121,477	(9,605)
SBA guaranteed loans	31,486	—	31,486	—	3,429
Affiliate investments	77,499	—	—	77,499	—
Servicing assets	9,483	—	—	9,483	(120)
Total assets	$245,174	$3,000	$33,715	$208,459	$(6,309)
Liabilities
Notes payable in credits in lieu of cash	$2,229	$—	$2,229	$—	$5

The following table presents the changes in investments and other assets measured at fair value using Level 3 inputs for the three months ended March 31, 2015:

	Three months ended March 31, 2015
	SBA Unguaranteed Investments	Affiliate Investments	Servicing Assets
Fair value, beginning of period	$121,477	$77,499	$9,483
Net change in unrealized appreciation (depreciation)	(666)	7,500	(356)
Realized loss	(47)	—	—
SBA unguaranteed non-affiliate investments, originated	12,340	—	—
Foreclosed real estate acquired by portfolio company	(409)	—	—
Funding of affiliate investments	—	200	—
Proceeds from principal payments	(4,144)	(300)	—
Additions to servicing assets	—	—	1,236
Fair value, end of period	$128,551	$84,899	$10,363

The following table presents changes in SBA Unguaranteed Investments measured at fair value using Level 3 inputs for the three months ended March 31, 2014:

Three months ended March 31, 2014
Fair value, beginning of period	$78,951
Realized loss	(1,479)
SBA unguaranteed investments, originated	11,385
Proceeds from principal payments	(1,187)
Fair value, end of period	$87,670

Prior to the Company's conversion to a BDC, the Company did not account for its affiliate investments and servicing assets at fair value.

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements as of March 31, 2015 and December 31, 2014. In addition to the techniques and inputs noted in the table below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements at March 31, 2015 and December 31, 2014.

					Range
	Fair Value as of March 31, 2015	Valuation Techniques	Unobservable Input	Weighted Average	Minimum	Maximum
Assets:
Performing SBA Unguaranteed Investments	$123,336	Discounted cash flow	Market yields	5.38%	5.38%	5.38%
Non-Performing SBA Unguaranteed Investments	$5,215	Discounted cash flow	Market yields	7.00%	7.00%	7.00%
Affiliate Investments (A)	$84,899	Market comparable companies	EBITDA multiples	5.5x	3.00x	9.00x
		Market comparable companies	Revenue multiples	0.80x	0.40x	3.00x
		Discounted cash flow	Weighted average cost of capital	12.70%	10.70%	16.00%
Servicing Assets	$10,363	Discounted cash flow	Market yields	11.57%	11.57%	11.57%

(A) In determining the fair value of the Company's equity investments as of March 31, 2015, the proportion of the market comparable companies and discounted cash flow valuation techniques were 45.2% and 54.8%, respectively, on a weighted average basis.

					Range
	Fair Value as of December 31, 2014	Valuation Techniques	Unobservable Input	Weighted Average	Minimum	Maximum
Assets:
Performing SBA Unguaranteed Investments	$115,175	Discounted cash flow	Market yields	5.38%	5.38%	5.38%
Non-Performing SBA Unguaranteed Investments	$6,302	Discounted cash flow	Market yields	7.00%	7.00%	7.00%
Affiliate Investments (A)	$77,499	Market comparable companies	EBITDA multiples	5.5x	3.00x	9.00x
		Market comparable companies	Revenue multiples	0.80x	0.40x	3.00x
		Discounted cash flow	Weighted average cost of capital	12.60%	10.70%	16.00%
Servicing Assets	$9,483	Discounted cash flow	Market yields	11.58%	11.58%	11.58%

(A) In determining the fair value of the Company's equity investments as of December 31, 2014, the proportion of the market comparable companies and discounted cash flow valuation techniques were 48.1% and 51.9%, respectively, on a weighted average basis.
NOTE 7—NOTES PAYABLE:

At March 31, 2015 and December 31, 2014, the Company had notes payable comprised of the following :

	March 31, 2015	December 31, 2014
Notes payable:
Capital One lines of credit (NSBF)
Guaranteed line	$28,747	$28,722
Unguaranteed line	5,200	5,134
Capital One line of credit and term loan (NBS)
Revolving line of credit	—	—
Term loan	8,750	9,167
Total notes payable	42,697	43,023
Note payable – Securitization trust VIE	76,945	79,520
Total notes payable	$119,642	$122,543
Total interest expense for the three months ended March 31, 2015 and 2014 was $1,356,000 and $1,636,000, respectively.
NOTE 8—COMMITMENTS AND CONTINGENCIES:
Legal Matters

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

As previously disclosed, during the quarter ended June 30, 2013, the Federal Trade Commission (the “FTC”) amended an existing complaint in the matter Federal Trade Commission v. WV Universal Management, LLC et al., pending in the United States District Court for the Middle District of Florida (the “Court”), to add UPS as an additional defendant on one count of providing substantial assistance in violation of the Telemarketing Sales Rule. On November 18, 2014, the Court issued an Order granting the FTC’s motion for summary judgment against UPS on the single count. Subsequently, the FTC filed motions for a permanent injunction and equitable monetary belief against UPS and the other remaining defendants. Prior to the Court hearing on the motions, UPS and the FTC reached a settlement on the FTC’s motion for a permanent injunction, subject to final approval of the FTC. On February 11, 2015, the Court granted the FTC’s motion for equitable relief against UPS and the other remaining defendants, ordering that the remaining defendants pay $1,735,000 in equitable monetary relief. UPS has recorded a reserve for the full amount of the potential loss as of March 31, 2015.

The FTC has submitted a proposed equitable monetary judgment that has not yet been entered by the Court. UPS intends to appeal the judgment.

Management has reviewed all other legal claims against the Company with counsel and has taken into consideration the views of such counsel, as to the outcome of the claims. In management’s opinion, final disposition of all such claims will not have a material adverse effect on the results of operations, cash flows or financial position of the Company.
Management has determined that, in the aggregate, all pending legal actions should not have a material adverse effect on our consolidated results of operations, cash flows or financial condition. In addition, we believe that any amount that could be reasonably estimated of potential loss or range of potential loss is not material.
Guarantees

The Company is a guarantor on a bank line of credit at NBC, a controlled portfolio company. Maximum borrowings under the line of credit are $10,000,000 with a maturity date of February 2016. At March 31, 2015, total principal and accrued interest owed by NBC was $4,706,000. In addition, the Company deposited $750,000 to collateralize the guarantee. At March 31, 2015, the Company determined that it is not probable that payments would be required to be made under the guarantee.
NOTE 9—FINANCIAL HIGHLIGHTS:

The financial highlights for the Company are as follows:

Three months ended March 31, 2015
Per share data (2)
Net asset value at beginning of period	$16.31
Dividends declared	(0.39)
Net investment loss	(0.24)
Net realized gain on investments	0.75
Net unrealized appreciation on investments	0.50
Net unrealized loss on servicing assets	(0.03)
Reversal of deferred tax asset	(0.29)
Net asset value at end of period	$16.61

Per share market value at end of period	$16.53
Total return based on market value (4)	14.63%
Total return based on average net asset value (3)	7.36%
Share outstanding at end of period	10,206

Ratios/Supplemental Data:
Ratio of expenses to average net assets (3)	17.21%
Ratio of net investment loss to average net assets	(1.47)%
Net assets at end of period	$169,566
Average debt outstanding	$121,093
Average debt outstanding per share	$11.86
Asset coverage ratio	225%
Portfolio turnover	29.34%

(1) Years prior to becoming a business development company are not presented in the financial highlights as the information would not be meaningful.
(2) Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(3) Annualized.
(4) Assumes dividends are reinvested.
NOTE 10—EARNINGS PER SHARE:

The following table summarizes the calculations for the net increase in net assets per common share for the three months ended March 31, 2015 and income per share for the three months ended March 31, 2014:

Three months ended March 31, 2015
Net increase in net assets	$10,003
Weighted average shares outstanding	10,206
Net increase in net assets per common share	$0.98

Three months ended March 31, 2014
Numerator for basic and diluted EPS - income available to common stockholders	$1,391
Denominator for basic EPS - weighted average shares	7,086
Effect of dilutive securities	591
Denominator for diluted EPS - weighted average shares	7,677
Basic earnings per share	$0.20
Diluted earnings per share	$0.18
The amount of anti-dilutive shares/units excluded from above is as follows:
Contingently issuable shares	17
NOTE 11—DIVIDENDS AND DISTRIBUTIONS:

The Company's dividends and distributions are recorded on the record date. The following table summarizes the Company's dividend declarations and distributions during the three months ended March 31, 2015. There were no dividend declarations or distributions for the three months ended March 31, 2014.

Date Declared	Record Date	Payment Date	Amount Per Share	Total Amount
March 19, 2015	March 30, 2015	April 13, 2015	$0.39	$3,985
NOTE 12—STOCK OPTIONS AND RESTRICTED STOCK:

The Company had one and three share-based compensation plans as of March 31, 2015 and 2014, respectively. For the three months ended March 31, 2014, share-based compensation expense was $158,000 of which $115,000 is included in salaries and benefits, and $43,000 is included in other general and administrative costs. During the three months ended March 31, 2014, approximately 13,900 shares awarded under the plans were forfeited due to early termination or resignation by certain employees. The total forfeiture credit recognized for the three months ended March 31, 2014 was approximately $66,000 and is included in share-based compensation expense. There were no share-based awards outstanding as of March 31, 2015 therefore no share-based compensation expense was recorded for the three months ended March 31, 2015 .
NOTE 13—SEGMENT REPORTING:
Operating segments are organized internally primarily by the type of services provided. Prior to converting to a BDC, the Company aggregated similar operating segments into six reportable segments: Electronic payment processing, Managed technology solutions, Small business finance, All other, Corporate and Capcos.
The Electronic payment processing segment is a processor of credit card transactions, as well as a marketer of credit card and check approval services to the small- and medium-sized business market. Expenses include direct costs (included in a separate line captioned electronic payment processing costs), professional fees, salaries and benefits, and other general and administrative costs, all of which are included in the respective caption on the consolidated statements of operations.
The Small business finance segment consists of Small Business Lending, Inc., a lender service provider for third-parties that primarily services government guaranteed SBA loans and non-SBA loans; Texas Whitestone Group which manages the

Company’s Texas Capco; Newtek Small Business Finance, LLC, a nationally licensed, SBA lender that originates, sells and services loans to qualifying small businesses; and Newtek Business Credit which provides accounts receivable financing, billing and accounts receivable maintenance services to businesses. NSBF generates revenues from sales of loans, servicing income for those loans retained and interest income earned on the loans themselves. The lender generates expenses for interest, professional fees, salaries and benefits, depreciation and amortization, and provision for loan losses, all of which are included in the respective caption on the consolidated statements of operations. NSBF also has expenses such as loan recovery expenses, loan processing costs, and other expenses that are all included in the other general and administrative costs caption on the consolidated statements of operations.
The Managed technology solutions segment consists of NTS, acquired in July 2004. NTS’s revenues are derived primarily from web hosting services and consist of web hosting and set up fees. NTS generates expenses such as professional fees, payroll and benefits, and depreciation and amortization, which are included in the respective caption on the accompanying consolidated statements of operations, as well as licenses and fees, rent, and general office expenses, all of which are included in other general and administrative costs in the respective caption on the consolidated statements of operations.
The All other segment includes revenues and expenses primarily from qualified businesses that received investments made through the Company’s Capcos which cannot be aggregated with other operating segments. The three largest entities in the segment are Newtek Insurance Agency, LLC, an insurance sales operation, PMTWorks Payroll, LLC, a provider of payroll processing services and Business Connect, LLC, a provider of sales and processing services.
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
Management had considered the following characteristics when making its determination of its operating and reportable segments:

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
The Company no longer has six reportable segments after November 11, 2014 as a result of the conversion to a business development company. The segment information presented below represents results for the three months ended March 31, 2014. For the three months ended March 31, 2015, there is only one reportable segment.
The following table presents the Company’s segment information for the three months ended March 31, 2014, (in thousands):

For the three months ended March 31, 2014
Third Party Revenue
Electronic payment processing	$21,528
Small business finance	10,038
Managed technology solutions	4,056
All Other	576
Corporate activities	199
Capcos	104
Total reportable segments	36,501
Eliminations	(414)
Consolidated Total	$36,087
Inter Segment Revenue
Electronic payment processing	$907
Small business finance	155
Managed technology solutions	145
All Other	428
Corporate activities	1,001
Capco	190
Total reportable segments	2,826
Eliminations	(2,826)
Consolidated Total	$—
Income (loss) before income taxes
Electronic payment processing	$1,718
Small business finance	2,691
Managed technology solutions	751
All Other	(399)
Corporate activities	(2,187)
Capco	(271)
Total reportable segments	2,303
Eliminations	(87)
Totals	$2,216
Depreciation and Amortization
Electronic payment processing	$61
Small business finance	369
Managed technology solutions	337
All Other	51
Corporate activities	37
Capco	—
Totals	$855

NOTE 14—SUPPLEMENTAL FINANCIAL DATA:
Summarized Financial Information of Our Unconsolidated Subsidiaries

The Company holds a controlling interest, as defined by the 1940 Act, as amended, in portfolio companies that are not consolidated in the Company's consolidated financial statements. Below is a brief description of a portfolio company that is required to have supplemental disclosure incorporated in our financial statements in accordance with Regulation S-X section 4-08(g), along with summarized financial information as of March 31, 2015.

Universal Processing Services of Wisconsin, LLC

Universal Processing Services of Wisconsin, LLC ("UPS") markets credit and debit card processing services, check approval services and ancillary processing equipment and software to merchants who accept credit cards, debit cards, checks and other non-cash forms of payment. The Company generated $800,000 in dividend income from UPS and had $2,600,000 in unrealized appreciation on investment for the three months ended March 31, 2015.

The summarized financial information of our unconsolidated subsidiary was as follows:

Balance Sheets - Universal Processing Services of Wisconsin, LLC	As of March 31, 2015	As of December 31, 2014
Current assets	$8,642	$7,330
Noncurrent assets	2,652	2,636
Total assets	$11,294	$9,966
Current liabilities	5,951	5,424
Noncurrent liabilities	1,188	1,005
Total liabilities	$7,139	$6,429
Total equity	$4,155	$3,537

Statements of Income - Universal Processing Services of Wisconsin, LLC	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Revenue	$23,087	$21,263
Expenses	21,671	19,812
Income from operations	$1,416	$1,451
Interest income	2	730
Net income	$1,418	$2,181

NOTE 15—SUBSEQUENT EVENTS:

The Company adopted a dividend reinvestment plan (“DRIP”) that provides for reinvestment of any distributions the Company declares in cash on behalf of its stockholders, unless a stockholder elects to receive cash. As a result, if the Board authorizes and the Company declares a cash distribution, then stockholders who have not “opted out” of the DRIP will have their cash distribution automatically reinvested in additional shares of the Company’s common stock, rather than receiving the cash dividend. The Company may use newly issued shares under the guidelines of the DRIP (if the Company’s shares are trading at a premium to net asset value), or the Company may purchase shares in the open market in connection with the obligations under the plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview

We are an internally-managed, closed-end, investment company that has elected to be regulated as a business development company under the the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986 as amended, or the Code. As a business development company (“BDC”) and a regulated invested company (“RIC”), we are also subject to certain constraints, including limitations imposed by the 1940 Act and the Code. We converted to a business development company in November 2014. As a result, previously consolidated subsidiaries are now recorded as investments in controlled portfolio companies, at fair value. Newtek Small Business Finance, LLC is a consolidated subsidiary and originates loans under the SBA's 7(a) program.

Our shares are currently listed on The NASDAQ Capital Market under the symbol “NEWT”.

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

Revenues

We generate revenue in the form of interest, dividend, servicing and other fee income on debt and equity investments. Our debt investments typically have a term of 10 to 25 years and bear interest at prime plus a margin. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. In addition, we may generate revenue in the form of packaging, prepayment and late fees. We record prepayment fees on loans as other income. Dividend income is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded as dividend income on the record date for private portfolio companies.

We recognize realized gains or losses on investments based on the difference between the net proceeds from the disposition and the cost basis of the investment without regard to unrealized gains or losses previously recognized. We record current period changes in fair value of investments and assets that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.
Expenses
Our primary operating expenses are salaries and benefits, interest expense and other general and administrative fees, such as professional fees, marketing, loan related costs and rent. Since we are an internally-managed BDC with no outside advisor or management company, the BDC incurs all the related costs to operate the Company.

Loan Portfolio Asset Quality and Composition
The following tables set forth distribution by business type of the Company’s SBA 7(a) loan portfolio at March 31, 2015 and December 31, 2014, respectively (in thousands):
As of March 31, 2015

Distribution by Business Type
Business Type	# of Loans	Balance	Average Balance	% of Balance
Existing Business	554	$109,469	$198	78.9%
Business Acquisition	118	20,881	177	15.0%
Start-Up Business	124	8,461	68	6.1%
Total	796	$138,811	$174	100.00%
As of December 31, 2014

Distribution by Business Type
Business Type	# of Loans	Balance	Average Balance	% of Balance
Existing Business	529	$104,673	$198	79.8%
Business Acquisition	112	17,969	160	13.7%
Start-Up Business	130	8,448	65	6.5%
Total	771	$131,090	$170	100.00%
The following tables set forth distribution by borrower’s credit score of the Company’s SBA 7(a) loan portfolio at March 31, 2015 and December 31, 2014, respectively (in thousands):
As of March 31, 2015

Distribution by Borrower Credit Score
Credit Score	# of Loans	Balance	Average Balance	% of Balance
500 to 550	12	$1,452	$121	1.0%
551 to 600	27	3,338	124	2.4%
601 to 650	96	21,251	221	15.3%
651 to 700	208	35,843	172	25.8%
701 to 750	245	45,201	184	32.6%
751 to 800	174	27,125	156	19.5%
801 to 850	29	3,571	123	2.6%
Not available	5	1,030	206	0.7%
Total	796	$138,811	$174	100.0%
As of December 31, 2014

Distribution by Borrower Credit Score
Credit Score	# of Loans	Balance	Average Balance	% of Balance
500 to 550	11	$1,454	$132	1.1%
551 to 600	27	3,336	124	2.5%
601 to 650	96	21,186	221	16.2%
651 to 700	202	34,389	170	26.2%
701 to 750	231	40,952	177	31.2%
751 to 800	169	25,003	148	19.1%
801 to 850	29	3,676	127	2.8%
Not available	6	1,094	182	0.8%
Total	771	$131,090	$170	100.0%

The following tables set forth distribution by primary collateral type of the Company’s SBA 7(a) loan portfolio at March 31, 2015 and December 31, 2014, respectively (in thousands):
As of March 31, 2015

Distribution by Primary Collateral Type
Collateral Type	# of Loans	Balance	Average Balance	% of Balance
Commercial Real Estate	389	$80,899	$208	58.3%
Machinery and Equipment	138	25,587	185	18.4%
Residential Real Estate	171	13,691	80	9.9%
Other	37	10,429	282	7.5%
Accounts Receivable and Inventory	46	7,714	168	5.6%
Liquid Assets	8	284	36	0.2%
Furniture and Fixtures	7	207	30	0.1%
Total	796	$138,811	$174	100.0%
As of December 31, 2014

Distribution by Primary Collateral Type
Collateral Type	# of Loans	Balance	Average Balance	% of Balance
Commercial Real Estate	370	$76,796	$208	58.6%
Machinery and Equipment	136	25,446	187	19.4%
Residential Real Estate	175	13,648	78	10.4%
Other	34	8,458	249	6.5%
Accounts Receivable and Inventory	38	5,691	150	4.3%
Liquid Assets	11	838	76	0.6%
Furniture and Fixtures	7	213	30	0.2%
Total	771	$131,090	$170	100.0%
The following tables set forth distribution by days delinquent of the Company’s SBA 7(a) loan portfolio at March 31, 2015 and December 31, 2014, respectively (in thousands):
As of March 31, 2015

Distribution by Days Delinquent
Delinquency Status	# of Loans	Balance	Average Balance	% of Balance
Current	713	$125,483	$176	90.4%
1 to 30 days	20	3,420	171	2.5%
31 to 60 days	11	1,808	164	1.3%
61 to 90 days	2	228	114	0.2%
91 days or greater	50	7,872	157	5.7%
Total	796	$138,811	$174	100.0%

As of December 31, 2014

Distribution by Days Delinquent
Delinquency Status	# of Loans	Balance	Average Balance	% of Balance
Current	676	$117,517	$174	89.6%
1 to 30 days	24	3,002	125	2.3%
31 to 60 days	15	2,127	142	1.6%
61 to 90 days	2	58	29	—%
91 days or greater	54	8,386	155	6.4%
Total	771	$131,090	$170	100.0%
Consolidated Results of Operations

The consolidated results below show the Company's results as a business development company for the three months ended March 31, 2015 and as an operating company for the three months ended March 31, 2014. The consolidated results for 2014 include the operations of subsidiaries which are reflected as investments in controlled portfolio companies in 2015. As such, their results of operations are not included in the consolidated results of operations for the three months ended March 31, 2015.

As a BDC and a RIC, we are subject to certain constraints on our operations, including limitations imposed by the 1940 Act and the Code. The consolidated results of operations described below may not be indicative of the results we report in future periods.

The condensed consolidated results of operations for the three months ended March 31, 2015 and 2014 were as follows:

	As a Business Development Company	Prior to becoming a Business Development Company
	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Interest income	$2,213	$—
Dividend income	1,087	—
Servicing income	1,043	—
Other income	407	—
Electronic payment processing	—	21,527
Web hosting and design	—	3,987
Premium income	—	5,137
Interest income	—	1,561
Servicing fee income – NSBF portfolio	—	832
Servicing fee income – external portfolios	—	1,793
Income from tax credits	—	13
Insurance commissions	—	385
Other income	—	852
Total investment income/operating revenues	4,750	36,087
Net change in fair value of:
SBA loans	—	(1,266)
Credits in lieu of cash and notes payable in credits in lieu of cash	—	1
Total net change in fair value	—	(1,265)
Electronic payment processing costs	—	18,362
Salaries and benefits	3,023	6,478
Interest	1,356	1,636
Depreciation and amortization	85	855
Provision for loan losses	—	(205)
Other general and administrative costs	2,762	5,480
Total expenses	7,226	32,606
Net investment loss	(2,476)	—
Net realized gains on non-affiliate investments	7,699	—
Net unrealized depreciation on SBA guaranteed non-affiliate investments	(1,698)	—
Net unrealized depreciation on SBA unguaranteed non-affiliate investments	(666)	—
Net unrealized appreciation on affiliate investments	7,500	—
Net unrealized depreciation on servicing assets	(356)	—
Net realized and unrealized gains	12,479	—
Income before income taxes	—	2,216
Net increase in net assets resulting from operations	$10,003	$—
Provision for income taxes	—	849
Net income	—	1,367
Net loss attributable to non-controlling interests	—	24
Net income attributable to Newtek Business Services Corp.	$—	$1,391
Average debt outstanding	$121,093	$98,186

Investment Income

Investment income for the three months ended March 31, 2015 was $4,750,000 compared with total operating revenues of $36,087,000 for the three months ended March 31, 2014. As a result of the BDC Conversion, no electronic payment processing revenue, web hosting and design revenue, servicing fee income from external portfolios, insurance commission revenue, and other income related to our payroll processing and accounts receivable financing and billing services is included in results for the three months ended March 31, 2015.
Substantially all interest income for the three months ended March 31, 2015 and 2014 was derived from SBA non-affiliate investments/loans. Interest income derived from SBA non-affiliate investments/loans was $2,125,000 and $1,537,000 for the three months ended March 31, 2015 and 2014, respectively. The increase is attributed to the average outstanding performing portfolio of SBA non-affiliate investments/loans increasing from $94,241,000 to $124,994,000 for the three months ended March 31, 2014 and 2015, respectively. The increase in the average outstanding performing portfolio resulted from the origination of new SBA non-affiliate investments period over period.
Servicing fee income from NSBF originated portfolio investments increased $211,000 for the three months ended March 31, 2015 compared to 2014. The increase was attributed to the increase in total portfolio investments for which we earn servicing income. The portfolio increased from $383,021,000 to $483,619,000 for the three months ended March 31, 2014 and 2015, respectively. The increase was a direct result of increased investments in SBA non-affiliate investments from 2014 to 2015.
Dividend income was $1,087,000 for the three months ended March 31, 2015 and represents $800,000, $200,000, and $74,000 in dividends from controlled portfolio companies, Universal Processing Services of Wisconsin, LLC, Crystaltech Web Hosting, Inc., and Small Business Lending, Inc., respectively.
Adjusted Net Investment Income

We utilize adjusted net investment income as one way to measure our current and future financial performance. Adjusted net investment income is a non-GAAP financial measure and is not intended as an alternative measure of investment income as determined in accordance with GAAP. In addition, our calculation of adjusted net investment income is not necessarily comparable to similar measures as calculated by other companies that do not use the same definition or implementation guidelines. The table below reconciles investment loss to adjusted net investment income.

Three months ended March 31, 2015
Net investment loss	$(2,476)
Net realized gain on investments	7,699
Adjusted net investment income	$5,223

For the three months ended March 31, 2014, the Company did not operate as a business development company and therefore did not have net investment or adjusted net investment income. We believe this is a useful measure as it depicts the current income generated from our investment activities during the period.
Expenses
Total expenses decreased from $32,606,000 to $7,226,000 for the three months ended March 31, 2014 to 2015 as a result of the conversion to a business development company. Electronic payment processing costs, salaries and benefits, depreciation and amortization, and other general and administrative expenses related to certain subsidiaries in 2014 are not included in 2015 results. As previously discussed, certain consolidated subsidiaries in 2014 are now reflected as investments in controlled portfolio companies and their results of operations are not included in 2015.
Interest expense decreased by $280,000 for the three months ended March 31, 2015 compared to 2014. The following table highlights the components of interest expense for each period:

	Three months ended
	March 31, 2015	March 31, 2014	Variance
Securitization Trust VIE (NSBF)	$890	$756	$134
Summit Partners Credit Advisors, L.P. (NBS)	—	522	(522)
Capital One Lines of Credit (NSBF)	270	213	57
Capital One Term Loan (NBS)	162	—	162
Sterling Line of Credit (NBC)	—	94	(94)
Capco	22	24	(2)
Other	12	27	(15)
Total	$1,356	$1,636	$(280)
Interest expense related to securitizations increased as a result of an additional securitization transaction completed in December 2014. In June 2014,  the Company entered into a four year $20,000,000 credit agreement with Capital One, N.A. ("Capital One") consisting of a $10,000,000 term loan and a revolving line of credit of up to $10,000,000. The term loan was obtained to pay off the Summit Partners debt which carried a higher interest rate. The net reduction in interest expense was $360,000. For the three months ended March 31, 2015, the Company did not incur interest expense related to the Sterling line of credit as it relates to Newtek Business Credit, a controlled portfolio company. Prior to the BDC Conversion Newtek Business Credit was a consolidated subsidiary.
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

Net realized gains for the three months ended March 31, 2015 were $7,699,000 compared to no realized gains for the three months ended March 31, 2014. Net realized gains in 2015 are comparable to premium income in 2014. Premium income of $5,137,000 in 2014 relates to premium income earned from the sale of SBA loans sold. As a result of the BDC Conversion, the income related to these sales are recorded as realized gains in 2015. The increase is attributed to the increase in loans sold from 43 in 2014 to 58 in 2015. The increase is also attributed to the increase in average sale premium from 112.24% in 2014 compared to 112.44% in 2015.

Unrealized appreciation on SBA guaranteed non-affiliate investments for the three months ended March 31, 2015 was $1,731,000. This appreciation relates to guaranteed portions of SBA investments made for which the Company sells into a secondary market. The appreciation is based on broker quotes obtained for these investments. Unrealized depreciation of SBA guaranteed investments was $3,429,000 which represents the reversal of the unrealized appreciation of SBA guaranteed non-affiliate investments sold during the quarter. Net unrealized depreciation on SBA unguaranteed non-affiliate investments resulted from fair value adjustments on new investments.

Net unrealized appreciation on affiliate investments was $7,500,000 for the three months ended March 31, 2015. This consisted primarily of $5,100,000 of unrealized appreciation on the Company's investment in Small Business Lending, Inc. ("SBL") and $2,600,000 of unrealized appreciation on the Company's investment in Universal Processing Services of Wisconsin, LLC ("UPS"). The primary driver for the increase in SBL was the addition of a new third-party servicing contract which was approved by the SBA and provides a longer-term stable revenue stream. The primary driver of the increase in UPS was better than projected financial performance.

The unrealized loss on servicing assets was $356,000 for the three months ended March 31, 2015. In 2014, servicing assets were recorded using the amortization method. As a result of the BDC Conversion, servicing assets are recorded at fair value at March 31, 2015. Amortization expense related to servicing assets was $347,000 for the three months ended March 31, 2014 and is included in depreciation and amortization expense in the condensed unaudited consolidated statements of operations.

Liquidity and Capital Resources

Overview
Cash requirements and liquidity needs over the next twelve months are anticipated to be funded primarily through operating results, available cash and cash equivalents, existing credit lines, proposed new credit lines, additional securitizations of the Company’s SBA lender’s unguaranteed loan portions and additional issuances of common stock.
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
As an alternative to holding indefinitely the portions of SBA loans remaining after sale of the guaranteed portions in the SBA supervised secondary market, NSBF has undertaken to securitize these unguaranteed portions. In December 2010, the first such securitization trust established by NSBF issued notes to one investor in the amount of $16,000,000 which received an S&P rating of AA. A second securitization, an amendment to the original transaction, was completed in December 2011, and resulted in an additional $14,900,000 of notes issued to the same investor. NSBF used the cash generated from the first transaction to retire its outstanding term loan from Capital One and to fund a $3,000,000 account which during the first quarter of 2011 purchased unguaranteed portions originated subsequent to the securitization transaction. Similarly, the proceeds from the second securitization in 2011 were used to pay down its outstanding term loan with Capital One and to fund a $5,000,000 account used to fund additional originations in the first quarter of 2012. Additional securitizations were completed in March 2013 and December 2013 resulting in the issuance of notes in the amount of $20,909,000 and $24,434,000, respectively. Similarly, the proceeds of both transactions were used to pay down the outstanding term loan with Capital One, and a combined total of $12,945,000 was used to fund an account used to purchase unguaranteed portions of loans throughout 2013, and during the first quarter of 2014. While this securitization process can provide a long-term funding source for the SBA lender, there is no certainty that it can be conducted on an economic basis. In addition, the securitization mechanism itself does not provide liquidity in the short term for funding SBA loans. In December 2014, NSBF completed an additional securitization transaction which resulted in the transfer of $36,000,000 of unguaranteed portions of SBA loans and an additional $7,500,000 in loans which were issued subsequent to the transaction.  The Newtek Small Business Loan Trust 2014-1in turn issued securitization notes for the par amount of $31,700,000 against the assets in a private placement. The notes received an “A” rating by S&P, and the final maturity date of the notes is July 2039. The proceeds of the transaction have been and will be used to repay debt and originate new loans.

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

The purpose of the new facilities was to refinance the Company's existing debt from Summit Partners Credit Advisors, L.P., payoff the current portion of the NTS loan, and for general working capital purposes. The new Capital One facilities require the adherence to certain financial covenants including minimum EBITDA, fixed charge coverage ratios, funded debt to EBITDA ratios, as well as minimum cash balance requirements. The Company received a waiver from Capital One to allow it to declare and pay dividends for the first quarter of 2015. As of March 31, 2015, the Company was in compliance with all financial covenants.

In July 2013 the SBA lender, received an extension on the maturity of its warehouse lines of credit, totaling $27,000,000 with Capital One from September 30, 2013 to May 31, 2015, at which time the outstanding balance would be converted into a three-year term loan. The extension also enhanced the terms of the credit facilities by removing the $15,000,000 funding sublimit for the non-guaranteed portions of the SBA 7(a) loans NSBF originates, and increasing the advance rate to 55% from 50% for the non-guaranteed portions of the SBA 7(a) loans.  As of March 31, 2015 and December 31, 2014, NSBF had $33,947,000 and $33,856,000 outstanding under the line of credit. The interest rate on the portion of the facility, collateralized by the government guaranteed portion of SBA 7(a) loans, is set at Prime plus 100 basis points, and there is a quarterly facility fee equal to 25 basis points on the unused portion of the revolving credit calculated as of the end of each calendar quarter. The interest rate on the portion of the facility, collateralized by the non-guaranteed portion of SBA 7(a) loans, is set at Prime plus 187.5 basis points, and there is a quarterly facility fee equal to 25 basis points on the unused portion of the revolving credit calculated as of the end of each calendar quarter. On October 29, 2014, NSBF, closed an additional $23,000,000 in financing with Capital One which increased the existing revolving credit facility from $27,000,000 to $50,000,000. The amendment also extended the term of the facility from May 31, 2015 to May 16, 2018. During the first quarter of 2015, NSBF negotiated amendments to the existing facility including the elimination of the fixed charge coverage ratio in exchange for a debt service ratio, new EBITDA minimums, the elimination of restrictions on the Company’s ability to pay dividends to its stockholders, as well as the release of the guarantees of the Company’s former subsidiaries (now treated as portfolio companies); the amendments are pending SBA approval. At March 31, 2015, the Company was in full compliance with applicable loan covenants.
As of March 31, 2015, the Company’s unused sources of liquidity consisted of $11,979,000 available through the combined Capital One facilities, $8,593,000 in unrestricted cash, and $6,000,000 in money market funds.

Restricted cash of $17,246,000 as of March 31, 2015 is primarily held in NSBF. The majority, or $16,125,000 of restricted cash, is related to NSBF, and includes amounts held in a prefunding account to be used to originate new loans, reserves in the event payments are insufficient to cover interest and/or principal with respect to the securitization, payments collected which are due to participants and amounts owed to the SBA.

In summary, Newtek generated and used cash as follows:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Net cash (used in) provided by operating activities	$(10,432)	$7,828
Net cash used in investing activities	(12)	(9,886)
Net cash provided by (used in) financing activities	1,224	(216)
Net decrease in cash and cash equivalents	(9,220)	(2,274)
Cash and cash equivalents, beginning of year	17,813	12,508
Cash and cash equivalents, end of year	$8,593	$10,234
The summary presented above is not comparable due to cash flow presentation changes required as a result of the conversion to a BDC. The most significant change relates to the presentation of cash flows related to SBA investments/loans which are included in investing activities for the three months ended March 31, 2014 and operating activities for the three months ended March 31, 2015.
Net cash flows from operating activities decreased $18,260,000 to $10,432,000 of cash used for the three months ended March 31, 2015 compared to $7,828,000 of cash provided during the three months ended March 31, 2014. The decrease was attributed to an increase in broker receivables in 2015 of $12,959,000 compared to a decrease of $700,000 in 2014. The Company did not have any broker receivables at December 31, 2014 which caused the decrease in first quarter of 2015. Broker receivables arise from loans traded but not settled before period end and represent the amount of cash due from the purchasing broker; the amount varies depending on loan origination volume and timing of sales at year end. The decrease was also attributed to a $3,000,000 increase in investments in money market funds and a $6,039,000 increase in restricted cash. The decreases were primarily offset by originations of SBA guaranteed and unguaranteed investments (net of repayments) of $45,435,000 offset by proceeds from the sale of SBA guaranteed investments of $52,349,000. As discussed below, originations and repayments were included in investing activities during the three months ended March 31, 2014 but are included in operating activities during the three months ended March 31, 2015.
Net cash used in investing activities primarily includes the originations and repayments of the unguaranteed portions of SBA loans for the three months ended March 31, 2014. As a result of the BDC Conversion, originations and repayments of the unguaranteed portions of SBA loans are included in operating activities for the three months ended March 31, 2015. Net cash used also includes the purchase of fixed assets. Net cash used in investing activities decreased by $9,874,000 to cash used of $12,000 for the three months ended March 31, 2015 compared to cash used of $9,886,000 for the three months ended March 31, 2014. The decrease was due primarily to originations and repayments of SBA loans originated being included in operating activities subsequent to the conversion to a BDC. SBA loan originations, net of repayments were $9,226,000 for the three months ended March 31, 2014.
Net cash provided by financing activities primarily includes the net borrowings and (repayments) on bank lines of credit and notes payable as well as securitization activities. Net cash provided by financing activities increased by $1,440,000 to cash provided of $1,224,000 for the three months ended March 31, 2015, from cash used of $216,000 for the three months ended March 31, 2014. The increase in the current year is primarily attributed to a decrease in net repayments on the NSBF warehouse line quarter over quarter. Net repayments for the three months ended March 31, 2014 were $4,198,000 compared to net borrowings of $91,000 for the three months ended March 31, 2015.
Contractual Obligations
The following chart represents Newtek’s significant obligations and commitments as of March 31, 2015, (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year		1-3 years		3-5 years	More than 5 years
Bank Notes Payable (a)	$42,697	$29,997	(b)	$7,500	(c)	$—	$5,200	(c)
Securitization Notes Payable (d)	76,945	—		—		—	76,945
Totals	$119,642	$29,997		$7,500		$—	$82,145

(a)	Payable to Capital One: Interest rates range from 4.25% to 5.75%.

(b)	Includes:
The amount outstanding on the NSBF Capital One guaranteed line included in the "Less than 1 year" column was $28,747,000. The amount payable upon sale of the guaranteed portions of loans which generally occurs within 0-60 days. Also included in the "Less than 1 year" column is the Capital One term loan payments payable in 2015 of $1,250,000. The term loan is being amortized over a six year term with the balance due June 25, 2018.

(c)	Includes:
•$5,200,000 outstanding on the NSBF Capital One unguaranteed line, which converts to a three year term loan on May 31, 2018.
•$8,750,000 was outstanding on the Capital One term loan due June 25, 2018.

(d)	Includes:
$76,945,000 net of discount, of securitization notes with legal maturity of 30 years bearing interest at rates between London Interbank Offered Rate ("LIBOR") plus 3.45% to prime plus 0.75%; actual principal payments will be paid by cash flow in excess of that needed to pay various fees related to the operation of the Trust and interest on the debt.
Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We have identified the following items as critical accounting policies.
Fair Value Measurements

We value investments for which market quotations are readily available at their market quotations. However, a readily available market value is not expected to exist for many of the investments in our portfolio, and we value these portfolio investments at fair value as determined in good faith by our board of directors under our valuation policy and process. We may seek pricing information with respect to certain of our investments from pricing services or brokers or dealers in order to value such investments. We also employ independent third party valuation firms for certain of our investments for which there is not a readily available market value.

Valuation methods may include comparisons of the portfolio companies to peer companies that are public, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, discounted cash flow, the markets in which the portfolio company does business and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we will consider the pricing indicated by the external event to corroborate the private equity valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a readily available market value existed for such investments and may differ materially from values that may ultimately be received or settled.

Our board of directors is ultimately and solely responsible for determining, in good faith, the fair value of investments that are not publicly traded, whose market prices are not readily available on a quarterly basis or any other situation where portfolio investments require a fair value determination.
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price) and establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels for disclosure purposes. The Company carries all investments at fair value. Additionally, the Company carries its credits in lieu of cash, notes payable in credits in lieu of cash, and servicing assets at fair value. The fair value hierarchy gives the highest priority (Level 1) to quoted prices in active markets for identical assets or liabilities and gives the lowest priority to unobservable inputs (Level 3). An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation. The levels of the fair value hierarchy are as follows

Level 1
Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as certain U.S. Treasury, other U.S. Government and agency mortgage-backed debt securities that are highly liquid and are actively traded in over-the-counter markets.

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

Valuation of Investments
Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of certain portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process.

When determining fair value of Level 3 debt and equity investments, the Company may take into account the following factors, where relevant: the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons to publicly traded securities, and changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made and other relevant factors. The primary method for determining enterprise value uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s net income before net interest expense, income tax expense, depreciation and amortization (“EBITDA”) or revenue. The enterprise value analysis is performed to determine the value of equity investments and to determine if debt investments are credit impaired. If debt investments are credit impaired, the Company will use the enterprise value analysis or a liquidation basis analysis to determine fair value. For debt investments that are not determined to be credit impaired, the Company uses a market interest rate yield analysis to determine fair value.

In addition, for certain debt investments, the Company may base its valuation on quotes provided by an independent third party broker.

Due to the inherent uncertainty of determining the fair value of Level 3 investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that may ultimately be received or settled. Further, such investments are generally subject to legal and other restrictions or otherwise are less liquid than publicly traded instruments. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, the Company may realize significantly less than the value at which such investment had previously been recorded.

The Company’s investments are subject to market risk. Market risk is the potential for changes in the value due to market changes. Market risk is directly impacted by the volatility and liquidity in the markets in which the investments are traded.

Income Recognition

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

We receive a variety of fees from borrowers in the ordinary course of conducting our business, including packaging fees, late fees and prepayment fees. All other income is recorded into income when earned.

Dividend income is recorded at the time dividends are declared. Distributions of earnings from a portfolio companies are evaluated to determine if the distribution is income or return of capital.

Income Taxes

We will elect to be treated as a RIC under Subchapter M of the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, we are required to meet certain source of income and asset diversification requirements, and timely distribute to our stockholders at least 90% of investment company taxable income, as defined by the Code, for each tax year. We have made and intend to continue to make the requisite distributions to our stockholders, which will generally relieve us from U.S. federal income taxes.

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year distributions into the next tax year in an amount less than what would trigger payments of federal income tax under Subchapter M of the Code. We would then pay a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned.

Because federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary. Permanent differences are reclassified within capital accounts in the financial statements to reflect their tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes.

New Accounting Standards

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs". This update requires that debt issuance costs be presented in the balance sheet as a direct deduction from the debt liability. This ASU is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company is evaluating the impact of this update to the consolidated financial statements.

Off Balance Sheet Arrangements
There were no off balance sheet arrangements as of March 31, 2015 .

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We consider the principal types of risk in our investing activities to be fluctuations in interest rates and loan portfolio valuations and the availability of the secondary market for our SBA loans. Risk management systems and procedures are designed to identify and analyze our risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.
NSBF primarily lends at an interest rate of prime, which resets on a quarterly basis, plus a fixed margin. The Capital One term loan and revolver lines as well as the securitization notes are on a prime plus a fixed factor basis. As a result, the Company believes it has matched its cost of funds to its interest income in its financing activities. However, because of the differential between the amount lent and the smaller amount financed a significant change in market interest rates will have a material effect on our income. In periods of sharply rising interest rates, our cost of funds will increase at a slower rate than the interest income earned on the loans we have made; this should improve our net investment income, holding all other factors constant. However, a reduction in interest rates will result in the Company experiencing a reduction in investment income; that is interest income will decline more quickly than interest expense resulting in a net reduction of benefit to investment income.
NSBF depends on the availability of secondary market purchasers for the guaranteed portions of SBA loans and the premium received on such sales to support its lending operations. At this time the secondary market for the guaranteed portions of SBA loans is robust but during the 2008 and 2009 financial crisis the Company had difficulty selling it loans for a premium; although not expected at this time, if such conditions did recur NSBF would most likely cease making new loans and could experience a substantial reduction in profitability.
We do not have significant exposure to changing interest rates on invested cash (includes cash and cash equivalents, restricted cash and money market funds) which was approximately $31,839,000 at March 31, 2015. We do not purchase or hold derivative financial instruments for trading purposes. All of our transactions are conducted in U.S. dollars and we do not have any foreign currency or foreign exchange risk. We do not trade commodities or have any commodity price risk.
We believe that we have placed our demand deposits, cash investments and their equivalents with high credit-quality financial institutions. Invested cash is held almost exclusively at financial institutions of high credit quality. The Company invests cash not held in interest free checking accounts or bank money market accounts mainly in U.S. Treasury only money market instruments or funds and other investment-grade securities. As of March 31, 2015, cash deposits in excess of FDIC and SIPC insurance totaled approximately $14,791,000.
ITEM 4. CONTROLS AND PROCEDURES.

As of the period covered by this report, we, including our chief executive officer and chief accounting officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on our evaluation, our management, including the chief executive officer and chief accounting officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the chief executive officer and chief accounting officer, of material information about us required to be included in our periodic SEC filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, are based upon certain assumptions about the likelihood of future events and can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.

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

As previously disclosed, during the quarter ended June 30, 2013, the Federal Trade Commission (the “FTC”) amended an existing complaint in the matter Federal Trade Commission v. WV Universal Management, LLC et al., pending in the United States District Court for the Middle District of Florida (the “Court”), to add UPS as an additional defendant on one count of providing substantial assistance in violation of the Telemarketing Sales Rule. On November 18, 2014, the Court issued an Order granting the FTC’s motion for summary judgment against UPS on the single count. Subsequently, the FTC filed motions for a permanent injunction and equitable monetary belief against UPS and the other remaining defendants. Prior to the Court hearing on the motions, UPS and the FTC reached a settlement on the FTC’s motion for a permanent injunction, subject to final approval of the FTC. On February 11, 2015, the Court granted the FTC’s motion for equitable relief against UPS and the other remaining defendants, ordering that the remaining defendants pay $1,735,000 in equitable monetary relief. UPS has recorded a reserve for the full amount of the potential loss as of March 31, 2015.

The FTC has submitted a proposed equitable monetary judgment that has not yet been entered by the Court. UPS intends to appeal the judgment.

Management has reviewed all other legal claims against the Company with counsel and has taken into consideration the views of such counsel, as to the outcome of the claims. In management’s opinion, final disposition of all such claims will not have a material adverse effect on the results of operations, cash flows or financial position of the Company.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Number	Description
10.1
Employment Agreement with Craig J. Brunet, dated March 31, 2015 (Incorporated by reference to Exhibit 10.1 to Newtek Business Services Corp.'s Current Report on Form 8-K (File No. 814-01035) filed April 16, 2015).

10.2
Employment Agreement with Jennifer C. Eddelson, dated March 31, 2015 (Incorporated by reference to Exhibit 10.2 to Newtek Business Services Corp.'s Current Report on Form 8-K (File No. 814-01035) filed April 16, 2015).

10.3
Employment Agreement with Michael A. Schwartz, dated March 31, 2015 (Incorporated by reference to Exhibit 10.3 to Newtek Business Services Corp.'s Current Report on Form 8-K (File No. 814-01035) filed April 16, 2015).

10.4
Employment Agreement with Matthew G. Ash, dated March 31, 2015 (Incorporated by reference to Exhibit 10.4 to Newtek Business Services Corp.'s Current Report on Form 8-K (File No. 814-01035) filed April 16, 2015).

10.5
Employment Agreement with Barry Sloane, dated March 31, 2015 (Incorporated by reference to Exhibit 10.5 to Newtek Business Services Corp.'s Current Report on Form 8-K (File No. 814-01035) filed April 16, 2015).

31.1	Certification by Principal Executive Officer required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended, filed herewith.

31.2	Certification by Principal Financial Officer required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended, filed herewith.

32.1	Certification by Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWTEK BUSINESS SERVICES CORP.

Date: May 13, 2015	By:	/S/ BARRY SLOANE
Barry Sloane
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2015	By:	/S/ JENNIFER EDDELSON
Jennifer Eddelson
Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)