Form 10-Q
period 2015-06-30
Newtek Business Services Corp.
filed 2015-08-04
CIK 1587987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2015 there were 10,353,334 shares issued and outstanding of the registrant’s Common Stock, par value $0.02 per share.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In Thousands, except for Per Share Data)

	June 30, 2015	December 31, 2014
ASSETS	(Unaudited)	(Note 1)
Investments, at fair value
SBA unguaranteed non-affiliate investments (cost of $147,654 and $131,093, respectively; includes $119,287 and $120,990, respectively, related to securitization trust VIE)	$136,924	$121,477
Controlled investments (cost of $13,172 and $18,065, respectively)	86,618	77,499
SBA guaranteed non-affiliate investments (cost of $2,253 and $28,057, respectively)	2,521	31,486
Investments in money market funds (cost of $226 and $3,000, respectively)	226	3,000
Total investments at fair value	226,289	233,462
Cash and cash equivalents	6,092	17,813
Restricted cash	18,498	15,389
Broker receivable	24,772	—
Due from related parties	3,992	3,190
Servicing assets, at fair value	11,275	9,483
Credits in lieu of cash	1,542	2,229
Other assets (includes $2,299 and $2,550, respectively, related to securitization trust VIE)	14,869	20,266
Total assets	$307,329	$301,832
LIABILITIES AND NET ASSETS
Liabilities:
Notes payable	$26,322	$43,023
Notes payable - Securitization trust VIE	72,312	79,520
Dividends payable	4,802	—
Notes payable - related parties	19,119	—
Due to related parties	3,204	2,867
Notes payable in credits in lieu of cash	1,542	2,229
Accounts payable, accrued expenses and other liabilities	10,404	7,775
Total liabilities	137,705	135,414
Commitments and contingencies (Note 8)
Net Assets:
Preferred stock (par value $0.02 per share; authorized 1,000 shares, no shares issued and outstanding)	—	—
Common stock (par value $0.02 per share; authorized 54,000 shares, 10,206 issued and outstanding at June 30, 2015 and December 31, 2014, not including 17 shares held in escrow)	205	205
Additional paid-in capital	162,646	165,532
Distributions in excess of net investment income	(7,294)	(2,523)
Net unrealized appreciation on investments	7,220	2,609
Net realized gains on investments	6,847	595
Total net assets	169,624	166,418
Total liabilities and net assets	$307,329	$301,832
Net asset value per common share	$16.62	$16.31
See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands, except for Per Share Data)

	As a Business Development Company	Prior to becoming a Business Development Company	As a Business Development Company	Prior to becoming a Business Development Company
	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Investment income:
From non-affiliate investments
Interest income	$2,231	$—	$4,356	$—
Servicing income	1,068	—	2,111	—
Other income	464	—	859	—
Total investment income from non-affiliate investments	3,763	—	7,326	—
From controlled investments
Interest income	56	—	144	—
Dividend income	1,787	—	2,874	—
Other income	—	—	12	—
Total investment income from controlled investments	1,843	—	3,030	—
Total investment income	5,606	—	10,356	—
Operating revenues:
Electronic payment processing	—	23,163	—	44,690
Web hosting and design	—	4,114	—	8,101
Premium income	—	4,992	—	10,129
Interest income	—	1,568	—	3,129
Servicing fee income – NSBF portfolio	—	915	—	1,746
Servicing fee income – external portfolios	—	1,743	—	3,537
Income from tax credits	—	15	—	28
Insurance commissions	—	416	—	801
Other income	—	1,202	—	2,054
Total operating revenues	—	38,128	—	74,215
Net change in fair value of:
SBA loans	—	118	—	(1,147)
Credits in lieu of cash and notes payable in credits in lieu of cash	—	(1)	—	—
Total net change in fair value	—	117	—	(1,147)
Expenses:
Electronic payment processing costs	—	19,575	—	37,937
Salaries and benefits	3,133	6,823	6,156	13,301
Interest	1,728	3,589	3,084	5,225
Depreciation and amortization	85	896	170	1,751
Provision for loan losses	—	139	—	(66)
Other general and administrative costs	2,955	4,934	5,717	10,415
Total expenses	7,901	35,956	15,127	68,563
Net investment loss	(2,295)	—	(4,771)	—
Net realized and unrealized gain (loss):

	As a Business Development Company	Prior to becoming a Business Development Company	As a Business Development Company	Prior to becoming a Business Development Company
	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Net realized gain on non-affiliate investments	7,340	—	15,039	—
Net unrealized depreciation on SBA guaranteed non-affiliate investments	(1,464)	—	(3,162)	—
Net unrealized depreciation on SBA unguaranteed non-affiliate investments	(470)	—	(1,136)	—
Net unrealized appreciation on controlled investments	2,019	—	9,519	—
Net unrealized depreciation on servicing assets	(256)	—	(612)	—
Net unrealized appreciation on credits in lieu of cash and notes payable in credits in lieu of cash	2	—	2	—
Net realized and unrealized gains	7,171	—	19,650	—
Income before income taxes	—	2,289		4,505
Net increase in net assets	$4,876	$—	$14,879	$—
Provision for income taxes	—	911	—	1,760
Net income	—	1,378	—	2,745
Net loss attributable to non-controlling interests	—	16	—	40
Net income attributable to Newtek Business Services Corp.	$—	$1,394	$—	$2,785
Weighted average common shares outstanding:
Basic	—	7,106	—	7,096
Diluted	—	7,695	—	7,692
Basic income per share	$—	$0.20	$—	$0.39
Diluted income per share	$—	$0.18	$—	$0.36
Net increase in net assets per share	$0.48	$—	$1.46	$—
Net investment loss per share	$(0.22)	$—	$(0.47)	$—
Dividends and distributions declared per common share	$0.47	$—	$0.86	$—
Weighted average shares outstanding	10,206	—	10,206	—
See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS (UNAUDITED)
(In Thousands)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Distributions in Excess of Net Investment Income	Net Unrealized Appreciation	Net Realized Gains	Total
Balance at December 31, 2014	10,206	$205	$165,532	$(2,523)	$2,609	$595	$166,418
Net increase in net assets	—	—	—	(4,771)	4,611	15,039	14,879
Distributions to stockholders	—	—	—	—	—	(8,787)	(8,787)
Consolidation of Texas Whitestone Group, LLC and CCC Real Estate Holdings Co., LLC (1)	—	—	(33)	—	—	—	(33)
Adjustment to 2014 offering costs	—	—	17	—	—	—	17
Reversal of deferred tax asset	—	—	(2,870)	—	—	—	(2,870)
Balance at June 30, 2015	10,206	$205	$162,646	$(7,294)	$7,220	$6,847	$169,624

(1) During the quarter ended June 30, 2015 it was determined that Texas Whitestone Group, LLC and CCC Real Estate Holdings Co., LLC are controlled operating companies whose businesses consist of providing services to the Company.
See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	As a Business Development Company	Prior to becoming a Business Development Company
	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Cash flows from operating activities:
Net increase in net assets/net income	$14,879	$2,745
Adjustments to reconcile net increase in net assets/net income to net cash provided by operating activities:
Net unrealized appreciation on controlled investments	(9,519)	—
Net unrealized depreciation on non-affiliate investments	4,298	—
Net unrealized depreciation on servicing assets	612	—
Realized gains on non-affiliate investments	(15,439)	—
Realized losses on non-affiliate investments	400	—
Income from tax credits	(6)	(28)
Amortization of deferred financing costs and debt discount related to debt refinancing	—	1,905
Accretion of interest expense	9	28
Fair value adjustments on SBA loans	—	1,147
Deferred income taxes	—	(565)
Depreciation and amortization	170	1,751
Purchase of loan from SBA	(703)	—
Funding of controlled investments	(200)	—
Originations of SBA guaranteed non-affiliate investments	(79,070)	—
Principal payments received from controlled investments	600	—
Proceeds from sale of SBA guaranteed non-affiliate investments	119,969	—
Originations of SBA unguaranteed non-affiliate investments	(24,441)	—
Payments received on SBA unguaranteed non-affiliate investments	7,792	—
Loss on sale of other real estate owned	(244)	—
Accretion of discount	101	285
Provision for loan losses	—	(66)
Other, net	688	1,091
Changes in operating assets and liabilities:
Net decrease in investments in money market funds	2,774	—
Originations of SBA loans held for sale	—	(67,037)
Proceeds from sale of SBA loans held for sale	—	68,322
Broker receivable	(24,772)	4,126
Due to/from related parties	(465)	—
Accounts receivable	121	700
Prepaid expenses, accrued interest receivable and other assets	2,773	4,132
Accounts payable, accrued expenses, other liabilities and deferred revenue	2,675	2,837
Change in restricted cash	2,835	(8,351)

	As a Business Development Company	Prior to becoming a Business Development Company
	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Capitalized servicing assets	(2,404)	(1,670)
Net cash provided by operating activities	3,433	11,352
Cash flows from investing activities:
Investments in qualified businesses	—	(72)
Purchase of fixed assets and customer accounts	(70)	(895)
SBA loans originated for investment, net	—	(21,158)
Payments received on SBA loans	—	5,095
Proceeds from sale of loan held for investment	—	500
Net cash used in investing activities	(70)	(16,530)
Cash flows from financing activities:
Net borrowings/(repayments) on bank lines of credit	(7,534)	1,635
Proceeds from term loan	—	10,000
Proceeds from related party line of credit	19,119	—
Payments on bank term note payable	(9,167)	(10,590)
Dividends paid	(3,985)	—
Payments on senior notes	(7,309)	(5,329)
Change in restricted cash related to securitization	(5,944)	6,412
Additions to deferred financing costs	(253)	(303)
Other, net	(11)	(154)
Net cash (used in) provided by financing activities	(15,084)	1,671
Net decrease in cash and cash equivalents	(11,721)	(3,507)
Cash and cash equivalents—beginning of period	17,813	12,508
Cash and cash equivalents—end of period	$6,092	$9,001
Supplemental disclosure of cash flow activities:
Non-cash operating, investing and financing activities:
Reduction of credits in lieu of cash and notes payable in credits in lieu of cash balances due to delivery of tax credits to Certified Investors	$696	$765
Increase in additional paid in capital attributable to deferred tax adjustment on vested stock	$—	$166
Foreclosed real estate acquired	$713	$—
Dividends declared	$4,802	$—
Reversal of deferred tax asset	$2,870	$—
See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) JUNE 30, 2015
(In Thousands)

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Performing SBA Unguaranteed Investments (1)
Advanced Medical Centers P.C. dba Advanced Skincare Medcenter	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/30/2025	$337.5	$337.5	$275.1	0.16%
The Smiles Place LLC dba The Smile Place	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/30/2040	283.9	283.9	272.3	0.16%
Anglin Cultured Stone Products, LLC dba Anglin Construction	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/30/2025	281.8	281.8	239.4	0.14%
Thrifty Market, Inc.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/30/2030	262.5	262.5	223.1	0.13%
All About Smiles P A	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/30/2040	237.7	237.7	228.0	0.13%
BJ's Tavern, LLC and BJ's Cabana Bar Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2040	212.5	212.5	203.0	0.12%
Jonathan E Nichols and Nichols Fire and Security, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/30/2025	75.0	75.0	68.6	0.04%
Home Again Restaurant, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2040	59.0	59.0	57.2	0.03%
Danny V, LLC dba Hugo's Taproom	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2040	54.0	54.0	47.9	0.03%
Summit Beverage Group, LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	6/29/2030	291.9	291.9	254.4	0.15%
R2 Tape Inc. dba Presto Tape	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/29/2025	176.3	176.3	161.8	0.10%
North Atlanta RV Rentals, LLC	Rental and Leasing Services	Term Loan	Prime plus 2.75%	6/29/2025	144.3	144.3	115.0	0.07%
Myclean Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/29/2025	15.9	15.9	12.7	0.01%
Jihan Inc, dba ARCO AM/PM and Diana Inc dba Diana's Recycling	Gasoline Stations	Term Loan	Prime plus 2.75%	6/26/2040	380.0	380.0	359.4	0.21%
CEM Autobody, LLC dba Dawn's Autobody	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/26/2040	135.5	135.5	126.4	0.07%
SofRep, Inc. dba Force 12 Media	Other Information Services	Term Loan	Prime plus 2.75%	6/26/2025	66.3	66.3	52.8	0.03%
E & G Enterprises, LLC dba Comfort Keepers	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/26/2025	22.5	22.5	18.0	0.01%
TJU-DGT, Inc. dba The Lorenz Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/26/2029	20.6	20.6	20.1	0.01%
Ohs Auto Body, Inc. dba Ohs Body Shop	Repair and Maintenance	Term Loan	7.62%	6/25/2040	1,207.5	1,207.5	1,120.9	0.66%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Wolf Enviro Interests, LLC and Enviromax Services Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/25/2040	246.5	246.5	217.9	0.13%
Amboy Group, LLC dba Tommy's Moloney's	Food Manufacturing	Term Loan	Prime plus 2.75%	6/24/2025	454.0	454.0	447.7	0.26%
Evinger PA One, Inc. dba Postal Annex, Falcon	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/24/2025	22.5	22.5	19.3	0.01%
Northeast Arkansas Pizza, Inc. dba Domino’s Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/23/2025	608.0	608.0	488.8	0.29%
Richards Plumbing and Heating Co., Inc. dba Richards Mechanical	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/23/2040	551.8	551.8	553.4	0.33%
RJI Services, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/23/2025	37.5	37.5	29.9	0.02%
Real Help, LLC dba Real Help Decorative Concrete	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/22/2025	53.1	53.1	50.1	0.03%
Balthazar Management Virgin Islands, LLC dba The Beach Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/22/2025	15.8	15.8	15.5	0.01%
KRN Logistics, LLC, Newsome Trucking, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	6/19/2025	543.5	543.5	473.8	0.28%
New Paltz Dental Care, PLLC dba Ariel Dental Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/19/2025	100.0	100.0	92.8	0.05%
PM Cassidy Enterprises, Inc. dba Junk King	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/19/2025	14.9	14.9	11.9	0.01%
Inverted Healthcare Staffing of Florida, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/18/2025	61.3	61.3	48.8	0.03%
Square Deal Siding Company, LLC dba Square Deal Siding Company	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/18/2025	22.5	22.5	22.2	0.01%
Flooring Liquidators Co Borrowers Flooring Liquidators of Mt Kisco LL	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/17/2025	437.5	437.5	416.6	0.25%
AM PM Properties, LLC and AM PM Willington, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/17/2040	87.1	87.1	85.4	0.05%
Nelson Sargsyan dba HDA Trucking	Support Activities for Transportation	Term Loan	Prime plus 2.75%	6/16/2025	130.5	130.5	104.0	0.06%
Mirage Plastering Inc and Mpire LLC and Mpire II LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/12/2040	338.8	338.8	279.5	0.16%
Anturio Marketing Inc dba Logic Consulting	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/12/2040	290.3	290.3	291.1	0.17%
Bizzare Foods Inc dba Trooper Foods	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/12/2025	125.0	125.0	99.6	0.06%
Eldredge Tavern LLC dba Gonyea's Tavern	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/8/2040	56.3	56.3	56.4	0.03%
ViAr Visual Communications, Inc. dba Fastsigns 281701	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/5/2025	62.0	62.0	50.9	0.03%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Chitalian Fratelli LLC dba Francesca Brick Oven Pizza and Pasta	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/5/2025	16.1	16.1	12.8	0.01%
Nicor LLC dba Fibrenew Sacramento	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/5/2022	13.8	13.8	11.0	0.01%
Video Vault & Tanning LLC and Mosaic Salon LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/4/2040	90.5	90.5	90.4	0.05%
Medworxs LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/3/2025	125.0	125.0	100.7	0.06%
DTM Parts Supply Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/2/2025	62.8	62.8	50.0	0.03%
XCESSIVE THROTTLE, INC dba Jake's Roadhouse	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2025	8.3	8.3	6.6	—%
God is Good LLC dba BurgerFi	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/27/2025	67.3	67.3	58.3	0.03%
Villela CPA PL	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/27/2025	9.0	9.0	7.4	—%
Douglas Posey and Sally Watkinson dba Audrey's Farmhouse	Accommodation	Term Loan	Prime plus 2.75%	5/20/2040	174.1	174.1	168.7	0.10%
Pen Tex Inc dba The UPS Store	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/20/2025	22.0	22.0	17.6	0.01%
Opes Campitor Corporation dba Frux Documents	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/20/2025	16.5	16.5	13.4	0.01%
Capstone Pediatrics PLLC and Capstone Healthcare Consulting LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/15/2025	717.3	717.3	584.7	0.34%
15 McArdle LLC and No Other Impressions Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/15/2040	257.1	257.1	233.6	0.14%
E-Z Box Storage, Inc.	Real Estate	Term Loan	Prime plus 2.75%	5/11/2025	89.3	89.3	88.0	0.05%
Guard Dogs MFS LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/8/2025	65.0	65.0	52.4	0.03%
Homegrown For Good LLC	Apparel Manufacturing	Term Loan	Prime plus 2.75%	5/8/2025	60.0	60.0	50.7	0.03%
George S Cochran DDS Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/7/2025	130.0	130.0	104.0	0.06%
South Park Properties LLC and Midlothian Hardware LLC dba Gril	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/6/2040	170.2	170.2	169.5	0.10%
200 North 8th Street Associates LLC and Enchanted Acres Fa	Food Manufacturing	Term Loan	Prime plus 2.75%	5/4/2028	494.6	494.6	490.4	0.29%
Matthew Taylor and Landon Farm LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/4/2040	23.6	23.6	23.5	0.01%
Cares Inc dba Dumpling Grounds Day Care Center	Social Assistance	Term Loan	Prime plus 2.75%	5/1/2040	79.7	79.7	79.9	0.05%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Eastern Energy Systems Inc and Solar Town LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/30/2025	74.5	74.5	60.1	0.04%
Capitol Compliance Associates Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/30/2025	15.8	15.8	12.6	0.01%
RDRhonehouse ENT. LLC dba Chill Skinz	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	4/29/2025	88.3	88.3	70.4	0.04%
Orchid Enterprises Inc dba Assisting Hands of Sussex County	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/24/2025	14.9	14.9	11.9	0.01%
Ragazza Restaurant Group, Inc. dba Bambolina	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/21/2025	22.4	22.4	18.9	0.01%
Diamond Solutions LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	4/21/2025	22.4	22.4	17.8	0.01%
Giacchino Maritime Consultants Inc	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/17/2025	22.4	22.4	17.8	0.01%
Sound Coaching Inc	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	4/14/2025	44.2	44.2	35.2	0.02%
Carolina Beefs, LLC dba Beef O'Brady's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/13/2025	19.4	19.4	15.4	0.01%
Winter Ventures Inc dba Qualitybargainbooks and Qualitybargainmall	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/3/2029	135.6	135.6	113.3	0.07%
Faramarz Nikourazm dba Car Clinic Center	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/3/2040	73.6	73.6	69.4	0.04%
T and B Boots Inc dba Takkens	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	3/31/2025	797.9	797.9	730.2	0.43%
Advance Case Parts RE Holdings LLC and Advance Case Parts Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/31/2040	758.3	758.3	679.7	0.40%
Mid-South Lumber Co. of Northwest Florida, Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/31/2040	427.5	427.5	380.4	0.22%
HAVANA CENTRAL NJ1, LLC dba Havana Central	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/31/2025	250.0	250.0	239.5	0.14%
Quest Logic Investments LLC and Kleiner Investments LLC dba Dairy Quee	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/31/2025	22.2	22.2	21.9	0.01%
Jatcoia 60056, LLC dba Style Encore	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	3/31/2025	21.7	21.7	19.7	0.01%
Copper Beech Financial Group LLC	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	3/30/2025	123.5	123.5	108.2	0.06%
Delta Aggrigate LLC	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	3/30/2025	90.0	90.0	88.7	0.05%
Foresite Realty Partners LLC and Foresite Real Estate Holdings LLC	Real Estate	Term Loan	Prime plus 2.75%	3/27/2025	1,222.9	1,222.9	975.0	0.57%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Shellhorn and Hill Inc dba Total Fleet Service	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/27/2040	1,037.2	1,037.2	923.0	0.54%
Sunset Marine Resort LLC and GoXpeditions LLC and Lavon Gomes and Trac	Accommodation	Term Loan	Prime plus 2.75%	3/27/2040	300.9	300.9	301.7	0.18%
South Florida Air Conditioning and Refrigeration Corp.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/27/2040	155.1	155.1	151.9	0.09%
Balthazar Management Virgin Islands LLC dba The Beach Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/27/2025	121.7	121.7	120.0	0.07%
Shorr Enterprises Inc dba New Design Furniture Manufacturers	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	3/27/2025	105.2	105.2	93.8	0.06%
Geo Los Angeles LLC dba Geo Film Group	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/26/2025	128.4	128.4	113.6	0.07%
Joyce Outdoor Advertising NJ LLC and Joyce Outdoor Advertising LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/26/2040	53.8	53.8	53.8	0.03%
Carpet Exchange of North Texas Inc and Clyde E. Cumbie Jr	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	3/25/2040	807.6	807.6	798.9	0.47%
Zero-In Media Inc	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	3/25/2025	22.2	22.2	17.7	0.01%
Loriet LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/24/2025	11.9	11.9	9.4	0.01%
CML RW Security, LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	3/20/2025	567.9	567.9	452.7	0.27%
Shelton Incorporated dba Mrs. Winners	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/20/2040	112.2	112.2	111.0	0.07%
Jaymie Hazard dba Indigo Hair Studio and Day Spa	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/20/2040	42.8	42.8	40.1	0.02%
R & R Security and Investigations Inc dba Pardners Lake Buchanan	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/19/2040	85.2	85.2	85.4	0.05%
MMS Realty, LLC and Molecular MS Diagnostics LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/18/2040	160.3	160.3	148.8	0.09%
Gurtej Singh and Ranjit Kaur dba Food Fair Market	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/18/2025	22.2	22.2	17.7	0.01%
BND Sebastian Limited Liability Company and Sebastian Fitness L	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/16/2040	172.0	172.0	166.4	0.10%
Royal Crest Motors LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/16/2040	91.0	91.0	86.4	0.05%
Firm Foundations Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/13/2025	80.2	80.2	78.6	0.05%
Summit Treatment Services Inc	Social Assistance	Term Loan	Prime plus 2.75%	3/11/2025	22.2	22.2	18.5	0.01%
Douglas Printy Motorsports, Inc. dba Blackburn Trike	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/9/2040	191.2	191.2	177.5	0.10%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Luigi's on Main LLC and Luigi's Main Street Pizza Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/4/2025	11.1	11.1	10.9	0.01%
Calhoun Satellite Communications Inc and Transmission Solutions Group	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	2/27/2025	934.4	934.4	786.5	0.46%
J&M Concessions Inc dba A 1 Liquors	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/27/2025	85.7	85.7	73.9	0.04%
Baystate Firearms and Training, LLC	Educational Services	Term Loan	Prime plus 2.75%	2/27/2025	62.1	62.1	50.1	0.03%
Road to Sedona Inc dba Thirteen	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/27/2025	55.6	55.6	45.2	0.03%
Kingseal LLC dba Desoto Health and Rehab Center	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	2/26/2040	1,244.5	1,244.5	1,248.0	0.74%
Pace Motor Lines, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	2/26/2025	65.1	65.1	63.4	0.04%
Nelson Financial Services LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/24/2025	12.2	12.2	9.7	0.01%
Kiddie Steps 4 You Inc.	Social Assistance	Term Loan	Prime plus 2.75%	2/19/2040	61.7	61.7	56.8	0.03%
Triangle Trash LLC dba Bin There Dump That	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	2/18/2025	73.0	73.0	63.4	0.04%
Silva Realty Holdings, LLC and MF-Silva Enterprises, Inc. dba T	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/11/2040	170.8	170.8	157.7	0.09%
740 Barry Street Realty LLC and Wild Edibles Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	2/10/2040	490.3	490.3	491.7	0.29%
Kostekos Inc dba New York Style Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/6/2040	66.0	66.0	62.2	0.04%
DuCharme Realty LLC and DuCharme Enterprises LLC dba Specialty	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	2/2/2040	224.1	224.1	203.9	0.12%
Dean 1021 LLC dba Pure Pita	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/29/2025	80.0	80.0	65.1	0.04%
Limameno LLC dba Sal's Italian Ristorante	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/23/2025	81.2	81.2	67.1	0.04%
DocMagnet Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/23/2025	21.9	21.9	18.2	0.01%
Palmabak Inc dba Mami Nora's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/22/2025	20.9	20.9	20.2	0.01%
Jung Design Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/20/2022	8.1	8.1	6.5	—%
FHJE Ventures LLC and Eisenreich II Inc dba Breakneck Tavern	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/31/2039	245.3	245.3	219.3	0.13%
Grand Blanc Lanes, Inc. and H, H and H, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/31/2039	132.0	132.0	129.4	0.08%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
First Prevention and Dialysis Center LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/30/2024	273.2	273.2	248.1	0.15%
Evans and Paul LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/30/2024	216.8	216.8	201.2	0.12%
Bear Creek Entertainment, LLC dba The Woods at Bear Creek	Accommodation	Term Loan	Prime plus 2.75%	12/30/2024	102.9	102.9	101.3	0.06%
Bowlerama Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/24/2039	1,195.4	1,195.4	1,192.9	0.70%
The Lodin Group LLC and Lodin Health Imaging Inc dba Highlands Breast	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/23/2039	526.4	526.4	465.9	0.27%
Thermoplastic Services Inc and Paragon Plastic Sheet, Inc	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	12/23/2039	496.3	496.3	496.5	0.29%
401 JJS Corporation and G. Randazzo Corporation	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/23/2039	473.5	473.5	456.2	0.27%
Atlantis of Daytona LLC and Ocean Club Sportswear Inc	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	12/23/2039	237.3	237.3	237.3	0.14%
Carolina Flicks Inc dba The Howell Theater	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	12/23/2032	161.1	161.1	147.4	0.09%
Winter Ventures Inc dba Qualitybargainbooks and Qualitybargainmall	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/23/2024	151.2	151.2	127.2	0.07%
Beale Street Blues Company-West Palm Beach, LLC dba Lafayette Music Ha	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/22/2024	181.7	181.7	152.5	0.09%
The Jewelers Inc. dba The Jewelers of Las Vegas	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	12/19/2024	1,212.5	1,212.5	964.4	0.57%
B.S. Ventures LLC dba Dink's Market	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/19/2039	53.4	53.4	53.0	0.03%
Will Zac Management LLC dba Papa John's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/19/2024	47.2	47.2	46.5	0.03%
MM and M Management Inc dba Pizza Artista	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/19/2025	45.7	45.7	36.9	0.02%
B & W Towing, LLC and Boychucks Fuel LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/17/2039	163.3	163.3	149.4	0.09%
All American Games, LLC and Sportslink - The Game, LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/10/2024	387.5	387.5	328.2	0.19%
The Conibear Corporation and Conibear Trucking, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	12/5/2024	11.8	11.8	10.1	0.01%
Kemmer LLC and Apples Tree Top Liquors LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/4/2039	137.4	137.4	123.4	0.07%
Homegrown For Good LLC	Apparel Manufacturing	Term Loan	Prime plus 2.75%	11/26/2024	224.3	224.3	196.0	0.12%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
The Red Pill Management, Inc. dba UFC Gym Matthews	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	11/26/2024	52.8	52.8	44.3	0.03%
Trading Group 3, Inc.	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	11/26/2024	21.7	21.7	17.0	0.01%
Meridian Hotels, LLC dba Best Western Jonesboro	Accommodation	Term Loan	Prime plus 2.75%	11/25/2039	227.0	227.0	226.4	0.13%
Modern Manhattan LLC	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	11/25/2024	211.8	211.8	169.3	0.10%
Teamnewman Enterprises LLC dba Newmans at 988 and John H. Newman	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/25/2039	147.4	147.4	136.7	0.08%
Stormrider Inc dba Shirley's Stormrider, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	11/25/2024	144.4	144.4	113.3	0.07%
DeRidder Chiropractic LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/25/2024	12.7	12.7	12.1	0.01%
J&D Resources, LLC dba Aqua Science	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/21/2024	739.4	739.4	589.9	0.35%
Legacy Estate Planning Inc dba American Casket Enterprises	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/21/2024	40.4	40.4	31.7	0.02%
DC Real LLC and DC Enterprises LTD dba Lakeview True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/20/2039	118.9	118.9	114.6	0.07%
MLM Enterprises LLC and Demand Printing Solutions Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/18/2024	67.9	67.9	60.7	0.04%
JEJE Realty LLC and La Familia Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/10/2039	203.9	203.9	188.8	0.11%
Joey O's LLC and Jennifer Olszewski	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/7/2024	8.7	8.7	6.8	—%
Laura L. Smith dba Lisa Smith Studio	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/3/2024	14.4	14.4	11.3	0.01%
Frontier Bulk Solution LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	10/31/2024	1,195.2	1,195.2	994.3	0.59%
Heartland American Properties LLC and Skaggs RV Outlet LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/31/2039	474.1	474.1	454.3	0.27%
M and C Renovations Inc	Construction of Buildings	Term Loan	Prime plus 2.75%	10/31/2024	19.4	19.4	15.1	0.01%
Golden Transaction Corporation dba Bleh Sunoco	Gasoline Stations	Term Loan	Prime plus 2.75%	10/30/2039	155.1	155.1	151.0	0.09%
Kantz LLC and Kantz Auto LLC dba Kantz's Hometown Auto	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/29/2039	67.4	67.4	64.3	0.04%
Seelan Inc dba Candleridge Market	Gasoline Stations	Term Loan	Prime plus 2.75%	10/27/2039	89.6	89.6	82.9	0.05%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
185 Summerfield Inc and Valcon Contracting Corp	Construction of Buildings	Term Loan	Prime plus 2.75%	10/24/2039	160.6	160.6	155.5	0.09%
Navdeep B Martins and Busy Bubbles LLC dba Wishy Washy	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/24/2039	88.2	88.2	79.3	0.05%
3 F Management LLC and ATC Port Charlotte LLC dba Around The Clock Fit	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/17/2024	125.5	125.5	105.9	0.06%
One Hour Jewelry Repair Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/14/2024	19.6	19.6	15.4	0.01%
Return to Excellence, Inc. dba The Waynesville Inn Golf & Spa	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/10/2039	1,243.2	1,243.2	1,243.6	0.73%
Capitol Waste and Recycling Services LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	10/10/2024	246.4	246.4	208.3	0.12%
Sound Manufacturing Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/10/2024	179.6	179.6	149.9	0.09%
DNT Storage and Properties LLC	Real Estate	Term Loan	Prime plus 2.75%	10/10/2039	100.7	100.7	97.9	0.06%
Boilermaker Industries LLC dba PostNet	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/9/2024	18.2	18.2	16.2	0.01%
Doctors Express Management of Central Texas LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/8/2024	88.8	88.8	81.8	0.05%
Smith Spinal Care Center P.C. and James C. Smith	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/8/2039	59.4	59.4	56.3	0.03%
Michael Rey Jr. and Lynn J. Williams (EPC) and GIG Petcare dba Hickory	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/3/2039	125.2	125.2	120.8	0.07%
Sumad LLC dba BrightStar Care of Encinitas	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/2/2024	89.0	89.0	86.4	0.05%
Route 130 SCPI Holdings LLC (EPC) Route 130 SCPI Operations LLC (OC) d	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2039	538.8	538.8	491.0	0.29%
Roccos LLC and Sullo Pantalone Inc dba Rocco's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2039	252.7	252.7	231.6	0.14%
Keller Holdings LLC and David H Keller III and Carie C Keller	Scenic and Sightseeing Transportation	Term Loan	Prime plus 2.75%	9/30/2039	98.8	98.8	97.5	0.06%
The Woods at Bear Creek LLC and Bear Creek Entertainment LLC dba The	Accommodation	Term Loan	Prime plus 2.75%	9/29/2039	508.0	508.0	508.0	0.30%
Orange County Insurance Brokerage Inc dba Beaty Insurance Agency	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	9/29/2039	322.2	322.2	322.3	0.19%
Keys Phase One LLC dba The Grand Guesthouse	Accommodation	Term Loan	Prime plus 2.75%	9/26/2039	727.5	727.5	702.0	0.41%
Colts V LLC and Nowatzke Service Center, Inc dba Nowatzke Truck & Trai	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/26/2039	594.6	594.6	570.5	0.34%
Gordon E Rogers dba Stonehouse Motor Inn	Accommodation	Term Loan	Prime plus 2.75%	9/26/2039	56.8	56.8	56.8	0.03%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Auto Shine Carwash Inc and AKM R. Hossain and Jessica F. Masud	Gasoline Stations	Term Loan	Prime plus 2.75%	9/26/2024	21.4	21.4	17.7	0.01%
6 Price Avenue, LLC and Pauley Tree & Lawn Care, Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/24/2039	447.1	447.1	388.7	0.23%
North Columbia LLC and Loop Liquor and Convenience Store LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/24/2039	157.4	157.4	151.4	0.09%
R A Johnson Inc dba Rick Johnson Auto and Tire	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/23/2039	297.7	297.7	296.8	0.17%
Andrene's LLC dba Andrene's Caribbean Soul Food Carry Out	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/23/2024	36.0	36.0	28.4	0.02%
Utek Corporation dba Arcade Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/22/2039	402.6	402.6	398.1	0.23%
Play and Stay LLC dba Zoom Room Tinton Falls	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/18/2024	40.5	40.5	31.8	0.02%
Ryan Crick and Pamela J. Crick and Crick Enterprises Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2039	143.8	143.8	143.8	0.08%
Modern Leather Goods Repair Shop Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2024	55.4	55.4	43.4	0.03%
Tavern Properties LLC and Wildwood Tavern LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/15/2039	422.8	422.8	404.8	0.24%
Animal Intrusion Prevention Systems Holding Company, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/15/2024	259.1	259.1	219.7	0.13%
RDT Enterprises LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/15/2027	157.1	157.1	148.3	0.09%
KW Zion, LLC and Key West Gallery Inc	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/12/2039	1,235.2	1,235.2	1,190.6	0.70%
Indy East Smiles Youth Dentistry LLC dba Prime Smile East	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/11/2024	598.5	598.5	473.2	0.28%
B&P Diners LLC dba Engine House Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/10/2024	76.0	76.0	58.9	0.03%
Feel The World Inc dba Xero Shoes and Invisible Shoes	Leather and Allied Product Manufacturing	Term Loan	Prime plus 2.75%	9/5/2024	49.3	49.3	40.1	0.02%
Delta Aggrigate LLC	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	8/28/2039	892.7	892.7	892.8	0.53%
Lamjam LLC (EPC) Goldsmith Lambros Inc (OC)	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	8/27/2024	126.4	126.4	124.3	0.07%
Orange County Cleaning Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/27/2024	38.9	38.9	30.5	0.02%
Qycell Corporation	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	8/26/2024	114.3	114.3	99.2	0.06%
Atlas Auto Body Inc dba Atlas Auto Sales	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/22/2039	50.9	50.9	47.1	0.03%
Grey Light Realty, LLC (EPC) NH Precision Metal Fabricators Inc (OC)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	8/21/2039	1,209.7	1,209.7	1,151.3	0.68%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
S&P Holdings of Daytona LLC (EPC) S&P Corporation of Daytona Beach db	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	8/15/2039	427.1	427.1	427.1	0.25%
Barber Investments LLC and Fieldstone Quickstop LLC and Maine Dollar D	Gasoline Stations	Term Loan	Prime plus 2.75%	8/15/2039	148.7	148.7	126.7	0.07%
Alpha Preparatory Academy LLC	Social Assistance	Term Loan	Prime plus 2.75%	8/15/2039	143.9	143.9	143.9	0.08%
Katie Senior Care LLC dba Home Instead Senior Care	Social Assistance	Term Loan	Prime plus 2.75%	8/15/2024	117.2	117.2	91.9	0.05%
Hamer Road Auto Salvage, LLC and Scott T. Cook and Nikki J. Cook	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	8/8/2039	186.2	186.2	185.6	0.11%
Almost Home Property LLC and Almost Home Daycare LLC	Social Assistance	Term Loan	Prime plus 2.75%	8/7/2039	707.2	707.2	692.2	0.41%
iFood, Inc. dba Steak N Shake	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2024	368.8	368.8	318.7	0.19%
AGV Enterprises LLC dba Jet's Pizza #42	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2024	51.4	51.4	41.6	0.02%
575 Columbus Avenue Holding Company, LLC and LA-ZE LLC dba EST EST EST	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/30/2039	22.2	22.2	22.2	0.01%
L&S Insurance & Financial Services Inc	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/25/2024	21.1	21.1	16.9	0.01%
Honeyspot Investors LLP and Pace Motor Lines Inc	Truck Transportation	Term Loan	Prime plus 2.75%	7/24/2039	148.0	148.0	146.5	0.09%
Miss Cranston Diner II, LLC and Miss Cranston II Realty LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/17/2039	99.1	99.1	94.5	0.06%
Wired LLC and Moulison North Corporation	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/3/2024	143.5	143.5	124.3	0.07%
Honeyspot Investors LLP and Pace Motor Lines Inc	Truck Transportation	Term Loan	Prime plus 2.75%	6/30/2039	863.6	863.6	854.6	0.50%
iFood, Inc. dba Steak N Shake	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2039	619.5	619.5	544.4	0.32%
Wired LLC and Moulison North Corporation	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/30/2024	474.9	474.9	411.4	0.24%
AMG Holding, LLC and Stetson Automotive, Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/30/2039	204.6	204.6	204.0	0.12%
Lisle Lincoln II Limited Partnership dba Lisle Lanes LP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/30/2024	93.0	93.0	89.5	0.05%
Highway Striping Inc	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	6/30/2024	49.4	49.4	41.4	0.02%
FHJE Ventures LLC and Eisenreich II Inc. dba Breakneck Tavern	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/27/2039	316.6	316.6	301.2	0.18%
JPM Investments LLC and Carolina Family Foot Care P.A.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/26/2039	134.1	134.1	129.5	0.08%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Zinger Hardware and General Merchant Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/26/2024	102.8	102.8	91.5	0.05%
Nikobella Properties LLC and JPO Inc dba Village Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/25/2039	468.4	468.4	448.5	0.26%
RDJ Maayaa Inc dba RDJ Distributors	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/23/2024	8.0	8.0	6.4	—%
Big Sky Plaza LLC and Strickland, Incorporated dba Livingston True Val	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/20/2039	229.6	229.6	218.5	0.13%
510 ROK Realty LLC dba ROK Health and Fitness and Robert N. D'urso	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/19/2024	309.4	309.4	294.3	0.17%
Nirvi Enterprises LLC dba Howard Johnson / Knights Inn	Accommodation	Term Loan	Prime plus 2.75%	6/17/2039	905.2	905.2	905.1	0.53%
Hotels of North Georgia LLC dba Comfort Inn and Suites	Accommodation	Term Loan	Prime plus 2.75%	6/17/2039	823.8	823.8	820.2	0.48%
Global Educational Delivery Services LLC	Educational Services	Term Loan	Prime plus 2.75%	6/16/2024	56.2	56.2	55.2	0.03%
Rainbow Dry Cleaners	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/13/2024	114.0	114.0	96.4	0.06%
NVR Corporation dba Discount Food Mart	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/11/2039	66.5	66.5	66.5	0.04%
Sico & Walsh Insurance Agency Inc and The AMS Trust	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	6/6/2039	247.5	247.5	231.7	0.14%
Sujata Inc dba Stop N Save Food Mart and Dhruvesh Patel	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/3/2024	20.9	20.9	17.3	0.01%
Long Island Barber + Beauty LLC	Educational Services	Term Loan	Prime plus 2.75%	6/2/2039	54.6	54.6	51.2	0.03%
CJR LLC (EPC) and PowerWash Plus, Inc. (OC)	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/30/2024	49.0	49.0	45.0	0.03%
Pocono Coated Products, LLC	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/30/2024	20.8	20.8	19.2	0.01%
R. A. Johnson, Inc. dba Rick Johnson Auto & Tire	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	5/29/2039	927.2	927.2	927.1	0.55%
Wilton Dental Care P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/29/2024	120.8	120.8	96.5	0.06%
EGM Food Services Inc dba Gold Star Chili	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2024	17.7	17.7	14.8	0.01%
Jonesboro Health Food Center LLC	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	5/27/2024	55.4	55.4	43.9	0.03%
USI Properties LLC dba U Store It	Real Estate	Term Loan	Prime plus 2.75%	5/23/2039	142.0	142.0	140.0	0.08%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Bay State Funeral Services, LLC (EPC) and Riley Funeral Home Inc(OC)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/21/2039	132.9	132.9	132.8	0.08%
Hae M. and Jin S. Park dba Buford Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/15/2039	162.8	162.8	149.9	0.09%
Moochie's LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/13/2024	94.0	94.0	76.1	0.04%
The River Beas LLC and Punam Singh	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/8/2039	88.6	88.6	84.2	0.05%
AS Boyals LLC dba Towne Liquors	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/29/2039	115.2	115.2	115.2	0.07%
Winter Ventures Inc and 214 N Franklin LLC	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/29/2024	57.4	57.4	51.1	0.03%
ENI Inc, Event Networks Inc, ENI Worldwide LLC and Spot Shop Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/25/2024	458.7	458.7	361.1	0.21%
Gerami Realty, LC (EPC) Sherrill Universal City Corral, LP dba Golden	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/23/2027	74.2	74.2	71.8	0.04%
Complete Body & Paint, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/23/2039	20.4	20.4	20.4	0.01%
Island Wide Realty LLC and Long Island Partners, Inc. dba Realty Execu	Real Estate	Term Loan	Prime plus 2.75%	4/22/2039	101.9	101.9	101.8	0.06%
Aiello's Pizzeria LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/18/2024	39.2	39.2	32.6	0.02%
Wilshire Media Systems Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/17/2024	170.9	170.9	139.6	0.08%
Family Ties Supply Corp dba Best Cookies & More dba Cookie Factory Out	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	4/16/2024	49.5	49.5	38.8	0.02%
R2 Tape Inc dba Presto Tape	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	4/10/2024	72.2	72.2	71.0	0.04%
1899 Tavern & Tap LLC and Ale House Tavern & Tap LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/9/2039	133.9	133.9	129.8	0.08%
Eagle Aggregate Transportation, LLC and Eagle Pneumatic Transport LLC	Truck Transportation	Term Loan	Prime plus 2.75%	3/31/2024	683.1	683.1	666.8	0.39%
Hodges Properties LLC and Echelon Enterprises Inc dba Treads Bicycle	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	3/31/2039	439.6	439.6	424.6	0.25%
Dantanna's Tavern LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2024	151.3	151.3	127.7	0.08%
RDT Enterprises, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/31/2028	133.9	133.9	132.6	0.08%
Kemmer, LLC (EPC) and Pitts Package Store, Inc.(OC)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/31/2039	115.2	115.2	98.8	0.06%
Little People's Village II LLC (OC) and Iliopoulos Realty LLC (EPC)	Social Assistance	Term Loan	Prime plus 2.75%	3/31/2039	100.4	100.4	90.7	0.05%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Little People's Village II LLC (OC) and Iliopoulos Realty LLC (EPC)	Social Assistance	Term Loan	Prime plus 2.75%	3/31/2039	91.0	91.0	82.2	0.05%
Wilban LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/28/2039	419.2	419.2	401.5	0.24%
Lake Area Autosound LLC and Ryan H. Whittington	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	7/28/2039	124.1	124.1	116.1	0.07%
TC Business Enterprises LLC dba Sky Zone Indoor Trampoline Park	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/27/2024	269.3	269.3	219.8	0.13%
Sapienzo Properties LLC (EPC) CNS Self-Storage Inc (OC)	Real Estate	Term Loan	Prime plus 2.75%	3/27/2039	188.8	188.8	188.8	0.11%
Hascher Gabelstapler Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/26/2024	130.5	130.5	118.1	0.07%
Knowledge First Inc dba Magic Years of Learning and Kimberly Knox	Social Assistance	Term Loan	Prime plus 2.75%	3/21/2039	142.2	142.2	131.2	0.08%
636 South Center Holdings, LLC and New Mansfield Brass and Aluminum Co	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	3/20/2039	487.0	487.0	486.8	0.29%
Cormac Enterprises and Wyoming Valley Beverage Incorporated	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/20/2039	108.6	108.6	108.6	0.06%
Kinisi, Inc. dba The River North UPS Store	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/18/2024	35.5	35.5	31.6	0.02%
Tortilla King, Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	3/14/2029	999.2	999.2	894.0	0.53%
SE Properties 39 Old Route 146, LLC (EPC) SmartEarly Clifton Park LLC	Social Assistance	Term Loan	Prime plus 2.75%	3/14/2039	400.6	400.6	397.9	0.23%
Tortilla King Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	3/14/2039	213.3	213.3	192.5	0.11%
Bowl Mor, LLC dba Bowl Mor Lanes / Spare Lounge, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/13/2039	218.8	218.8	218.7	0.13%
Avayaan2 LLC dba Island Cove	Gasoline Stations	Term Loan	Prime plus 2.75%	3/7/2039	154.2	154.2	147.5	0.09%
Onofrio's Fresh Cut Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/6/2024	68.4	68.4	63.4	0.04%
J&M Concessions, Inc.dba A-1 Liquors	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/3/2039	132.7	132.7	119.8	0.07%
R & R Boyal LLC dba Cap N Cat Clam Bar and Little Ease Tavern	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/28/2039	408.2	408.2	383.3	0.23%
Summit Beverage Group LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	2/28/2024	317.1	317.1	282.9	0.17%
Faith Memorial Chapel LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2039	209.7	209.7	193.3	0.11%
952 Boston Post Road Realty, LLC and HNA LLC dba Styles International	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2039	206.3	206.3	190.8	0.11%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Choe Trade Group Inc dba Rapid Printers of Monterey	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	2/28/2024	144.0	144.0	138.3	0.08%
96 Mill Street LLC, Central Pizza LLC and Jason Bikakis George Bikaki	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/12/2039	138.1	138.1	138.0	0.08%
JWB Industries, Inc. dba Carteret Die Casting	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	2/11/2024	253.2	253.2	208.8	0.12%
Sovereign Communications LLC	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	2/7/2024	820.7	820.7	660.5	0.39%
986 Dixwell Avenue Holding Company, LLC(EPC) and Mughali Foods, LLC db	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/7/2039	97.3	97.3	92.8	0.05%
Awesome Pets II Inc dba Mellisa's Pet Depot	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	2/7/2024	76.1	76.1	63.5	0.04%
Robert Star Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/5/2024	42.3	42.3	41.6	0.02%
Atlas Mountain Construction LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	1/28/2024	14.8	14.8	14.4	0.01%
Sarah Sibadan dba Sibadan Agency	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	1/27/2039	126.3	126.3	123.5	0.07%
3Fmanagement LLC and ATC Fitness Cape Coral, LLC dba Around the Cloc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	1/24/2024	381.4	381.4	320.9	0.19%
JDR Industries Inc dba CST-The Composites Store, JetCat USA	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	1/21/2024	125.9	125.9	108.0	0.06%
Icore Enterprises Inc dba Air Flow Filters Inc	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	1/15/2024	19.5	19.5	19.4	0.01%
Nutmeg North Associates LLC (OC) Steeltech Building Products Inc	Construction of Buildings	Term Loan	Prime plus 2.75%	12/31/2038	883.1	883.1	847.2	0.50%
Carl R. Bieber, Inc. dba Bieber Tourways/Bieber Transportation/Bieber	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2027	674.5	674.5	670.2	0.40%
S.Drake LLC dba Express Employment Professionals of Ann Arbor, Michiga	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/31/2023	17.0	17.0	14.8	0.01%
CLU Amboy, LLC (EPC) and Amboy Group, LLC (OC) dba Tommy Moloney's	Food Manufacturing	Term Loan	Prime plus 2.75%	12/27/2023	592.9	592.9	588.0	0.35%
Shane M. Howell and Buck Hardware and Garden Center, LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/27/2038	314.2	314.2	299.6	0.18%
Superior Disposal Service, Inc.	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	12/26/2023	214.2	214.2	204.7	0.12%
KK International Trading Corporation	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/23/2028	178.3	178.3	171.7	0.10%
AIP Enterprises LLC and Spider's Web Inc dba Black Widow Harley-Davids	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/20/2038	937.8	937.8	943.7	0.56%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Mosley Auto Group LLC dba America's Automotive	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/20/2038	215.8	215.8	214.9	0.13%
Kurtis Sniezek dba Wolfe's Foreign Auto	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/20/2038	86.6	86.6	87.6	0.05%
PLES Investements, LLC and John Redder, Pappy Sand & Gravel, Inc., T	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/19/2038	541.0	541.0	522.5	0.31%
Lefont Theaters Inc.	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/19/2023	12.8	12.8	11.7	0.01%
TAK Properties LLC and Kinderland Inc	Social Assistance	Term Loan	Prime plus 2.75%	12/18/2038	394.7	394.7	383.1	0.23%
Any Garment Cleaner-East Brunswick, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/18/2023	47.9	47.9	45.7	0.03%
TOL LLC dba Wild Birds Unlimited	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	12/13/2023	16.6	16.6	15.1	0.01%
8 Minute Oil Change of Springfield Corporation and John Nino	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/12/2038	190.5	190.5	190.1	0.11%
920 CHR Realty LLC (EPC) V. Garofalo Carting Inc (OC)	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	12/10/2038	407.4	407.4	410.4	0.24%
DKB Transport Corp	Truck Transportation	Term Loan	Prime plus 2.75%	12/5/2038	135.2	135.2	136.7	0.08%
Firm Foundations Inc. David S Gaitan Jr and Christopher K Daigle	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/3/2023	486.1	486.1	446.2	0.26%
Firm Foundations Inc David S Gaitan Jr and Christopher K Daigle	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/3/2038	101.5	101.5	94.6	0.06%
Spectrum Development LLC and Solvit Inc & Solvit North, Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/2/2023	345.0	345.0	316.6	0.19%
BVIP Limousine Service LTD	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	11/27/2038	74.4	74.4	73.6	0.04%
Eco-Green Reprocessing LLC and Denali Medical Concepts, LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	11/27/2023	59.4	59.4	52.3	0.03%
TNDV: Television LLC	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	11/26/2038	246.8	246.8	240.4	0.14%
Veterinary Imaging Specialists of Alaska, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/26/2023	148.3	148.3	142.7	0.08%
Wallace Holdings LLC (EPC) GFA International Inc (OC)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.5%	11/25/2023	110.3	110.3	96.0	0.06%
AcuCall LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/21/2023	14.0	14.0	12.0	0.01%
Seven Peaks Mining Inc and Cornerstone Industrial Minerals Corporation	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	11/18/2038	1,216.1	1,216.1	1,121.3	0.66%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Kids in Motion of Springfield LLC dba The Little Gym of Springfield IL	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/18/2023	40.5	40.5	35.6	0.02%
Kup's Auto Spa Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/15/2038	385.9	385.9	386.2	0.23%
Yousef Khatib dba Y&M Enterprises	Wholesale Electronic Markets and Agents and Brokers	Term Loan	Prime plus 2.75%	11/15/2023	66.3	66.3	58.5	0.03%
Howell Gun Works LLC	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	11/14/2023	7.4	7.4	6.4	—%
Armin and Kian Inc dba The UPS Store 3714	Couriers and Messengers	Term Loan	Prime plus 2.75%	11/13/2023	50.0	50.0	42.9	0.03%
Polpo Realty, LLC(EPC) Polpo Restaurant, LLC (OC)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/6/2038	61.1	61.1	61.8	0.04%
Twinsburg Hospitality Group LLC dba Comfort Suites	Accommodation	Term Loan	Prime plus 2.75%	10/31/2038	920.5	920.5	888.2	0.52%
Master CNC Inc & Master Properties LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2038	579.4	579.4	545.9	0.32%
1 North Restaurant Corp dba 1 North Steakhouse	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/31/2038	206.4	206.4	205.1	0.12%
Mid-Land Sheet Metal Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/31/2038	133.7	133.7	132.1	0.08%
Janice B. McShan and The Metropolitan Day School, LLC	Social Assistance	Term Loan	Prime plus 2.75%	10/31/2023	38.7	38.7	37.8	0.02%
Meridian Hotels LLC dba Best Western Jonesboro	Accommodation	Term Loan	Prime plus 2.75%	10/29/2038	644.0	644.0	648.7	0.38%
New Image Building Services Inc. dba New Image Repair Services; The Ma	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/29/2023	290.6	290.6	260.0	0.15%
A-1 Quality Services Corporation	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/29/2023	7.8	7.8	6.7	—%
Clairvoyant Realty Corp. and Napoli Marble & Granite Design, Ltd	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/24/2038	239.1	239.1	228.5	0.13%
Greenbrier Technical Services, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/24/2023	211.9	211.9	205.4	0.12%
Kelly Auto Care LLC dba Shoreline Quick Lube and Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/18/2023	76.8	76.8	68.7	0.04%
KenBro Enterprises LLC dba Hearing Aids by Zounds-Cherry Hill	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	10/18/2023	22.6	22.6	21.3	0.01%
Shepher Distr's and Sales Corp and The Lederer Industries Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/30/2023	908.2	908.2	900.2	0.53%
Fieldstone Quick Stop LLC(OC) Barber Investments LLC (EPC) Thadius M B	Gasoline Stations	Term Loan	Prime plus 2.75%	9/30/2038	667.1	667.1	628.6	0.37%
Cencon Properties LLC and Central Connecticut Warehousing Company, In	Warehousing and Storage	Term Loan	Prime plus 2.75%	9/30/2038	334.4	334.4	335.9	0.20%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Lenoir Business Partners LLC (EPC) LP Industries, Inc dba Childforms	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	314.4	314.4	308.3	0.18%
Onofrios Enterprises LLC (EPC) Onofrios Fresh Cut, Inc	Food Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	304.6	304.6	300.1	0.18%
Discount Wheel and Tire	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/30/2038	216.9	216.9	209.7	0.12%
Top Properties LLC and LP Industries, Inc dba Childforms	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	116.7	116.7	118.0	0.07%
AGS Talcott Partners, Inc.	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	9/30/2023	102.5	102.5	88.0	0.05%
First Steps Real Estate Company, LLC (EPC) and First Steps Preschool -	Social Assistance	Term Loan	Prime plus 2.75%	9/30/2038	94.6	94.6	89.9	0.05%
Gabrielle Realty, LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	9/27/2038	734.2	734.2	708.3	0.42%
Mitchellville Family Dentistry, Dr. Octavia Simkins-Wiseman DDS PC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/27/2038	324.7	324.7	317.5	0.19%
Handy 6391 LLC dba The UPS Store #6391	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/27/2023	55.4	55.4	54.9	0.03%
Eastside Soccer Dome, Inc .	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2038	449.4	449.4	454.3	0.27%
HJ & Edward Enterprises,LLC dba Sky Zone	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2023	236.0	236.0	222.1	0.13%
Anthony C Dinoto and Susan S P Dinoto and Anthony C Dinoto Funeral Home	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/26/2038	97.0	97.0	98.1	0.06%
Southeast Chicago Soccer, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2038	49.7	49.7	50.2	0.03%
Kiddie Steps 4 You Inc.	Social Assistance	Term Loan	Prime plus 2.75%	9/25/2038	87.4	87.4	83.5	0.05%
Diamond Memorials Incorporated	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/25/2023	12.1	12.1	10.3	0.01%
Faith Memorial Chapel LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/20/2038	260.5	260.5	254.6	0.15%
Serious-Fun in Alpharetta, LLC dba The Little Gym of Alpharetta	Educational Services	Term Loan	Prime plus 2.75%	9/20/2023	40.5	40.5	35.8	0.02%
Westville Seafood LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/19/2038	108.8	108.8	105.4	0.06%
Maynard Enterprises Inc dba Fastsigns of Texarkana	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/18/2023	14.2	14.2	12.6	0.01%
Grafio Inc dba Omega Learning Center-Acworth	Educational Services	Term Loan	Prime plus 2.75%	9/13/2023	136.1	136.1	121.5	0.07%
The Berlerro Group, LLC dba Sky Zone	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/12/2023	378.5	378.5	335.4	0.20%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Sound Manufacturing Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/12/2028	50.9	50.9	47.6	0.03%
Prospect Kids Academy Inc	Educational Services	Term Loan	Prime plus 2.75%	9/11/2038	120.4	120.4	118.7	0.07%
Alma J. and William R. Walton (EPC) and Almas Child Day Care Center, I	Social Assistance	Term Loan	Prime plus 2.75%	9/11/2038	38.3	38.3	38.7	0.02%
B for Brunette dba Blo	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/10/2023	47.1	47.1	40.7	0.02%
Schmaltz Holdings, LLC (EPC) and Schmaltz Operations, LLC dba Companio	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/4/2038	216.0	216.0	208.7	0.12%
IlOKA Inc dba Microtech Tel and NewCloud Networks	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/30/2023	593.9	593.9	536.9	0.32%
ACI Northwest Inc.	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	8/30/2023	593.6	593.6	563.6	0.33%
Spectrum Radio Fairmont, LLC	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	8/30/2023	167.3	167.3	162.2	0.10%
Excel RP Inc	Machinery Manufacturing	Term Loan	Prime plus 2.75%	8/30/2023	112.5	112.5	108.5	0.06%
Gulfport Academy Child Care and Learning Center, Inc. and Jennifer Sis	Social Assistance	Term Loan	Prime plus 2.75%	8/30/2023	37.4	37.4	35.8	0.02%
Ramard Inc and Advanced Health Sciences Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/28/2023	162.0	162.0	139.0	0.08%
RM Hawkins LLC dba Pure Water Tech West and Robert M Hawkins	Nonstore Retailers	Term Loan	Prime plus 2.75%	8/26/2023	70.3	70.3	69.7	0.04%
JSIL LLC dba Blackstones Hairdressing	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/16/2023	16.9	16.9	15.1	0.01%
Jatcoia, LLC dba Plato's Closet	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	8/15/2023	49.3	49.3	48.2	0.03%
Island Nautical Enterprises, Inc. (OC) and Ingwall Holdings, LLC (EPC)	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	8/14/2038	336.7	336.7	320.8	0.19%
Caribbean Concepts, Inc. dba Quick Bleach	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/12/2023	19.6	19.6	17.2	0.01%
Blacknorange2 LLC dba Popeyes Louisiana Kitchen	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2023	152.0	152.0	131.0	0.08%
209 North 3rd Street, LLC (EPC) Yuster Insurance Group Inc (OC)	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/29/2038	81.0	81.0	79.6	0.05%
Majestic Contracting Services, Inc. dba Majestic Electric and Majestic	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/26/2038	183.5	183.5	176.4	0.10%
Daniel W and Erin H Gordon and Silver Lining Stables CT, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/24/2023	9.6	9.6	9.6	0.01%
Angkor Restaurant Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/19/2038	89.8	89.8	89.4	0.05%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Tri County Heating and Cooling Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2023	75.2	75.2	72.6	0.04%
Harbor Ventilation Inc and Estes Investment, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2038	33.1	33.1	33.5	0.02%
Morning Star Trucking LLC and Morning Star Equipment and Leasing LLC	Truck Transportation	Term Loan	Prime plus 2.75%	7/17/2023	46.1	46.1	38.9	0.02%
Maxiflex LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/28/2023	130.6	130.6	129.4	0.08%
JRA Holdings LLC (EPC) Jasper County Cleaners Inc dba Superior Cleaner	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/28/2038	116.7	116.7	117.9	0.07%
GIA Realty LLC and VRAJ GIA LLC dba Lakeview Laundromat	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/28/2038	94.1	94.1	95.1	0.06%
Emerald Ironworks Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/27/2023	61.5	61.5	54.5	0.03%
Contract Packaging Services Inc dba Superior Pack Group	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/21/2023	729.5	729.5	666.0	0.39%
2161 Highway 6 Trail, LLC, (EPC) R. H. Hummer JR., Inc. (Co-Borrower)	Truck Transportation	Term Loan	Prime plus 2.75%	6/19/2026	881.2	881.2	878.5	0.52%
CBlakeslee Arpaia Chapman, Inc. dba Blakeslee Industrial Services	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	6/18/2028	801.2	801.2	800.8	0.47%
KDP LLC and KDP Investment Advisors, Inc and KDP Asset Management, Inc	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/14/2023	292.3	292.3	254.7	0.15%
Elite Structures Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/12/2038	883.4	883.4	888.2	0.52%
(EPC) Absolute Desire LLC and Mark H. Szierer (OC) Sophisticated Smile	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/5/2038	182.0	182.0	172.2	0.10%
(EPC) Willowbrook Properties LLC (OC) Grove Gardens Landscaping Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/5/2038	179.6	179.6	177.1	0.10%
Maciver Corporation dba Indie Rentals and Division Camera	Rental and Leasing Services	Term Loan	Prime plus 2.75%	5/31/2023	372.0	372.0	349.4	0.21%
RKP Service dba Rainbow Carwash	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/31/2023	255.8	255.8	224.7	0.13%
Europlast Ltd	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	5/31/2023	155.6	155.6	150.0	0.09%
RXSB, Inc dba Medicine Shoppe	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	5/30/2023	157.8	157.8	135.3	0.08%
Gregory P Jellenek OD and Associates PC dba Gregory P Jellenek OD and	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/28/2023	53.6	53.6	49.3	0.03%
Ryan D. Thornton and Thornton & Associates LLC	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	5/24/2023	52.4	52.4	44.9	0.03%
Insurance Problem Solvers LLC	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	5/20/2023	14.4	14.4	12.4	0.01%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Hybrid Racing LLC.	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	5/15/2023	100.3	100.3	91.0	0.05%
Atlas Mountain Construction, LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	5/13/2038	122.5	122.5	123.8	0.07%
PowerWash Plus, Inc. and CJR, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/30/2038	528.6	528.6	510.3	0.30%
Peanut Butter & Co., Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	4/30/2023	82.8	82.8	71.8	0.04%
Brothers International Desserts	Food Manufacturing	Term Loan	Prime plus 2.75%	4/26/2023	192.4	192.4	178.3	0.11%
Kidrose, LLC dba Kidville Riverdale	Educational Services	Term Loan	Prime plus 2.75%	4/22/2023	66.7	66.7	60.0	0.04%
SFAM Parsippany LLC dba Cups Frozen Yogurt	Food Services and Drinking Places	Term Loan	6%	4/19/2023	30.5	30.5	28.9	0.02%
Vernon & Stephanie Scott and Little Stars Day Care Center, Inc.	Educational Services	Term Loan	Prime plus 2.75%	4/18/2038	145.2	145.2	146.7	0.09%
Capital Scrap Metal, LLC and Powerline Investment, LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/29/2038	458.4	458.4	463.2	0.27%
MRM Supermarkets Inc dba Constantins Breads; Dallas Gourmet Breads;	Food Manufacturing	Term Loan	Prime plus 2.75%	3/29/2038	322.4	322.4	302.6	0.18%
1258 Hartford TPKE, LLC (EPC) and Phelps and Sons, Inc (OC)	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/29/2038	119.6	119.6	113.9	0.07%
A & M Commerce, Inc. dba Cranberry Sunoco	Gasoline Stations	Term Loan	Prime plus 2.75%	3/27/2038	316.7	316.7	312.4	0.18%
Xela Pack, Inc. and Aliseo and Catherine Gentile	Paper Manufacturing	Term Loan	Prime plus 2.75%	3/27/2028	245.8	245.8	245.6	0.14%
Neyra Industries, Inc. and Edward Neyra	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	3/27/2023	180.4	180.4	177.9	0.10%
Gator Communications Group, LLC dba Harvard Printing Group	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/27/2023	14.4	14.4	13.3	0.01%
American Diagnostic Imaging, Inc. dba St. Joseph Imaging Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/25/2038	515.8	515.8	496.1	0.29%
Michael A.and HeatherR. Welsch dba Art & FrameEtc.	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/22/2038	64.8	64.8	63.6	0.04%
M & H Pine Straw Inc and Harris L. Maloy	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/21/2023	240.0	240.0	227.3	0.13%
Truth Technologies Inc dba Truth Technologies Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/21/2023	65.9	65.9	57.9	0.03%
J. Kinderman & Sons Inc., dba BriteStar Inc.	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	3/20/2023	150.4	150.4	149.0	0.09%
Stellar Environmental LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/18/2023	46.7	46.7	44.9	0.03%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Sound Manufacturing, Inc. and Monster Power Equipment Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/15/2023	434.0	434.0	401.6	0.24%
N.S and Z, Inc. dba Panos Pastry and Bakery and Jovinar's Chocolates	Food Manufacturing	Term Loan	Prime plus 2.75%	3/15/2038	124.2	124.2	125.5	0.07%
Golden Gate Lodging LLC (OC)	Accommodation	Term Loan	Prime plus 2.75%	3/12/2038	110.4	110.4	108.4	0.06%
Aldine Funeral Chapel, LLC dba Aldine Funeral Chapel	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/8/2038	24.2	24.2	24.5	0.01%
River Club Golf Course Inc dba The River Club	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2038	455.1	455.1	443.9	0.26%
Bakhtar Group LLC dba Malmaison	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2023	86.1	86.1	73.8	0.04%
Osceola River Mill, LLC(EPC) Ironman Machine, Inc.(OC)	Machinery Manufacturing	Term Loan	Prime plus 2.75%	2/20/2038	82.6	82.6	81.1	0.05%
Java Warung, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/19/2038	48.9	48.9	48.3	0.03%
Nancy & Karl Schmidt(EPC) Moments to Remember USA, LLC	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	2/15/2038	101.8	101.8	100.1	0.06%
Orient Express, Inc. dba Spracht, Celltek, ODI	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	2/12/2023	69.0	69.0	58.1	0.03%
Knits R Us, Inc. dba NYC Sports / Mingle	Textile Mills	Term Loan	Prime plus 2.75%	2/11/2038	119.7	119.7	121.0	0.07%
North Country Transport, LLC	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	2/6/2023	12.3	12.3	12.2	0.01%
MJD Investments, LLC dba The Community Day School	Social Assistance	Term Loan	Prime plus 2.75%	1/31/2038	247.0	247.0	238.7	0.14%
EZ Towing, Inc.	Support Activities for Transportation	Term Loan	Prime plus 2.75%	1/31/2023	123.5	123.5	110.5	0.07%
Sherill Universal City dba Golden Corral	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/28/2038	422.9	422.9	410.0	0.24%
Macho LLC (EPC) Madelaine Chocolate Novelties Inc(OC) dba The Madelai	Food Manufacturing	Term Loan	Prime plus 2.75%	12/31/2037	479.6	479.6	491.2	0.29%
WI130, LLC (EPC) & Lakeland Group, Inc (OC) dba Lakeland Electrical	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/31/2028	245.0	245.0	235.6	0.14%
Elegant Fireplace Mantels, Inc. dba Elegant Fireplace Mantels	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/31/2022	79.0	79.0	73.4	0.04%
John Duffy Fuel Co., Inc.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/28/2022	416.0	416.0	415.8	0.25%
Babie Bunnie Enterprises Inc dba Triangle Mothercare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/28/2022	37.4	37.4	34.6	0.02%
Polpo Realty LLC (EPC) & Polpo Restaurant LLC (OC) dba Polpo Restauran	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/27/2037	495.7	495.7	507.6	0.30%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Trailer One, Inc. and Trailer One Storage, Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/27/2022	135.1	135.1	135.1	0.08%
Martin L Hopp, MD PHD A Medical Corp (OC) dba Tower ENT	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2022	53.4	53.4	50.7	0.03%
Ezzo Properties, LLC and Great Lakes Cleaning, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/20/2027	347.8	347.8	331.7	0.20%
Pioneer Window Holdings, Inc and Subsidiaries dba Pioneer Windows	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/20/2022	182.9	182.9	175.6	0.10%
The Amendments Group LLC dba Brightstar	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/17/2022	18.2	18.2	18.2	0.01%
G.M. Pop's, Inc. & S.D. Food, Inc. dba Popeyes Louisiana Kitchen and D	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/11/2022	103.0	103.0	97.0	0.06%
Color By Number 123 Designs, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/11/2022	34.1	34.1	34.1	0.02%
Aegis Creative Communications, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/30/2022	300.0	300.0	278.0	0.16%
Cheryle A Baptiste and Cheryle Baptiste DDS PLLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/30/2037	273.6	273.6	276.7	0.16%
Summit Treatment Services, Inc. dba Summit Treatment Services	Social Assistance	Term Loan	Prime plus 2.75%	11/30/2037	130.3	130.3	126.1	0.07%
214 North Franklin, LLC and Winter Ventures, Inc.	Nonstore Retailers	Term Loan	Prime plus 2.75%	11/29/2037	146.7	146.7	145.8	0.09%
Daniel Gordon and Erin Gordon and Silver Lining Stables CT, LLC	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	11/28/2037	213.4	213.4	217.7	0.13%
Richmond Hill Mini Market, LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/27/2037	176.7	176.7	177.5	0.10%
D&L Rescources, Inc. dba The UPS Store	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	11/27/2022	7.8	7.8	7.2	—%
DRV Enterprise, Inc. dba Cici's Pizza # 339	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/26/2022	51.0	51.0	51.0	0.03%
Pioneer Windows Manufacturing Corp, Pioneer Windows	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	11/21/2022	221.7	221.7	212.6	0.13%
U & A Food and Fuel, Inc. dba Express Gas & Food Mart	Gasoline Stations	Term Loan	Prime plus 2.75%	11/21/2037	91.7	91.7	93.9	0.06%
Clean Brothers Company Inc dba ServPro of North Washington County	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/21/2022	13.6	13.6	12.9	0.01%
R & J Petroleum LLC (EPC) Manar USA, Inc. (OC)	Gasoline Stations	Term Loan	Prime plus 2.75%	11/20/2037	171.5	171.5	174.0	0.10%
PGH Groceries LLC DBA The Great American Super	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/19/2037	65.6	65.6	66.2	0.04%
St Judes Physical Therapy P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/19/2022	16.8	16.8	16.8	0.01%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Hi-Def Imaging, Inc. dba SpeedPro Imaging	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/9/2022	17.8	17.8	16.8	0.01%
Reidville Hydraulics & Mfg Inc dba Summit Farms LLC	Machinery Manufacturing	Term Loan	Prime plus 2.75%	11/2/2037	253.4	253.4	248.8	0.15%
Big Apple Entertainment Partners, LLC d/b/a Ripley's Believe It or Not	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/26/2022	146.5	146.5	135.7	0.08%
Chickamauga Properties, Inc. and MSW Enterprises, LLP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/19/2022	47.5	47.5	47.5	0.03%
LA Diner Inc dba Loukas L A Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/28/2037	647.1	647.1	662.5	0.39%
Spire Investment Partners, LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	9/28/2022	204.0	204.0	189.0	0.11%
ATC Fitness LLC dba Around the Clock Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2022	146.0	146.0	142.2	0.08%
University Park Retreat, LLC dba Massage Heights	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/27/2022	59.8	59.8	59.8	0.04%
Europlast Ltd	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/26/2022	674.0	674.0	665.3	0.39%
Forno Italiano Di Nonna Randazzo, LLC dba Nonna Randazzo's Bakery	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/26/2037	175.8	175.8	176.0	0.10%
LaSalle Market and Deli EOK Inc and Rugen Realty LLC dba LaSalle Mark	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/21/2037	239.5	239.5	239.2	0.14%
O'Rourkes Diner LLC dba O'Rourke's Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/19/2037	62.2	62.2	61.8	0.04%
AdLarge Media LLC dba AdLarge Media LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/13/2022	196.8	196.8	182.3	0.11%
Vision Network Solutions, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/12/2022	15.3	15.3	14.2	0.01%
Michael J. Speeney & Joyce Speeney and R2 Tape, Inc.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/31/2037	348.3	348.3	356.6	0.21%
R2 Tape Inc dba Presto Tape	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/31/2022	120.9	120.9	120.8	0.07%
AJK Enterprise LLC dba AJK Enterprise LLC	Truck Transportation	Term Loan	Prime plus 2.75%	8/27/2022	12.9	12.9	12.7	0.01%
New Image Building Services, Inc. dba New Image Repair Services	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/23/2037	270.8	270.8	265.3	0.16%
Suncoast Aluminum Furniture, Inc	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	8/17/2037	341.3	341.3	348.7	0.21%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Matchless Transportation LLC dba First Class Limo	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	8/3/2022	145.1	145.1	139.8	0.08%
Hofgard & Co., Inc. dba HofgardBenefits	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/27/2022	82.8	82.8	80.8	0.05%
Georgia Safe Sidewalks LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/27/2022	11.4	11.4	11.0	0.01%
Scoville Plumbing & Heating Inc and Thomas P. Scoville	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/25/2022	40.6	40.6	40.5	0.02%
Havana Central (NY) 5, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/29/2022	932.4	932.4	913.3	0.54%
Central Tire, Inc. dba Cooper Tire & Auto Services	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/29/2037	272.2	272.2	272.0	0.16%
WPI, LLC	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	6/29/2024	105.8	105.8	101.7	0.06%
Karykion, Corporation dba Karykion Corporation	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/28/2022	148.1	148.1	148.0	0.09%
Jenkins-Pavia Corporation dba Victory Lane Quick Oil Change	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/27/2037	65.8	65.8	66.5	0.04%
KIND-ER-ZZ Inc dba Kidville	Educational Services	Term Loan	Prime plus 2.75%	6/15/2022	37.9	37.9	35.2	0.02%
Graphish Studio, Inc. and Scott Fishoff	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/14/2022	15.5	15.5	14.4	0.01%
TNDV: Television LLC	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	6/13/2022	97.7	97.7	94.5	0.06%
Spectrumit, Inc, (OC) dba LANformation	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/31/2030	138.8	138.8	138.1	0.08%
5091 LLC and TR/AL LLC d/b/a Cafe Africana	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/31/2037	114.5	114.5	115.8	0.07%
ALF, LLC (EPC) Mulit-Service Eagle Tires (OC)	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	5/31/2037	59.3	59.3	59.7	0.04%
Craig R Freehauf d/b/a Lincoln Theatre	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	5/31/2022	27.4	27.4	27.4	0.02%
Lefont Theaters, Inc.	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	5/30/2022	104.0	104.0	100.1	0.06%
Christou Real Estate Holdings LLC dba Tops American Grill	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/17/2037	267.3	267.3	271.8	0.16%
Tracey Vita-Morris dba Tracey Vita's School of Dance	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	5/10/2022	17.1	17.1	15.8	0.01%
Bisson Transportation, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	5/7/2037	563.6	563.6	558.5	0.33%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Bisson Moving & Storage Company Bisson Transportation Inc and BTG Real	Truck Transportation	Term Loan	Prime plus 2.75%	5/7/2022	416.3	416.3	406.6	0.24%
Fair Deal Food Mart Inc dba Neighbors Market	Gasoline Stations	Term Loan	Prime plus 2.75%	5/3/2037	359.0	359.0	367.4	0.22%
Custom Software, Inc. a Colorado Corporation dba M-33 Access	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	4/30/2022	99.1	99.1	98.2	0.06%
Tanner Optical, Inc. dba Murphy Eye Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/27/2022	6.2	6.2	6.0	—%
Gator Communications Group LLC dba Harvard Printing Group	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	4/25/2022	172.2	172.2	163.6	0.10%
Zane Filippone Co Inc dba Culligan Water Conditioning	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/12/2022	422.7	422.7	409.8	0.24%
Indoor Playgrounds Limited Liability Company dba Kidville	Educational Services	Term Loan	Prime plus 2.75%	4/5/2022	12.2	12.2	11.8	0.01%
Gator Communications Group LLC dba Harvard Printing Group	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/30/2022	345.7	345.7	320.7	0.19%
Brandywine Picnic Park, Inc. and B.Ross Capps & Linda Capps	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/30/2031	208.6	208.6	211.8	0.12%
Access Staffing, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/30/2022	139.5	139.5	129.2	0.08%
Willow Springs Golf Course, Inc. & JC Lindsey Family Limited Partners	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/29/2037	716.5	716.5	733.0	0.43%
Manuel P. Barrera and Accura Electrical Contractor, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/23/2028	90.1	90.1	86.5	0.05%
Shweiki Media, Inc. dba Study Breaks Magazine	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/22/2027	1,007.8	1,007.8	979.3	0.58%
BCD Holdings, LLC and H-MA, LLC d/b/a/ Hawaii Mainland Administrators	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	3/2/2022	324.7	324.7	302.9	0.18%
ATC Fitness, LLC d/b/a Around the C	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2022	7.5	7.5	7.1	—%
ATI Jet, Inc.	Air Transportation	Term Loan	Prime plus 2.75%	12/28/2026	708.9	708.9	708.3	0.42%
J. Kinderman & Sons, Inc. dba Brite Star Manufacturing Company	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/22/2036	463.8	463.8	477.9	0.28%
K's Salon 1, LLC d/b/a K's Salon	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/20/2021	53.1	53.1	51.2	0.03%
15 Frederick Place LLC & Pioneer Windows Holdings Inc & Subs dba Pion	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/16/2021	180.0	180.0	180.6	0.11%
GP Enterprises LLC and Gibson Performance Corporation	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2036	678.5	678.5	699.1	0.41%
GP Enterprises, LLC and Gibson Performance Corporation	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2036	487.3	487.3	502.2	0.30%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
M & H Pinestraw, Inc. and Harris L. Maloy	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/15/2021	172.7	172.7	169.2	0.10%
Maciver Corporation dba Indie Rentals & Division Camera	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/15/2021	94.0	94.0	93.6	0.06%
Taylor Transport, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	12/8/2021	349.6	349.6	347.3	0.20%
City Sign Service, Incorporated	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	11/30/2025	137.2	137.2	138.1	0.08%
Scent-Sation, Inc. d/b/a Scent-Sation, Inc.	Textile Product Mills	Term Loan	Prime plus 2.75%	11/21/2021	268.8	268.8	269.8	0.16%
Thomas P. Scoville dba Scoville Plumbing & Heating, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/16/2021	44.6	44.6	44.7	0.03%
MRM Supermarkets, Inc. dba Constantin's Breads	Food Manufacturing	Term Loan	Prime plus 2.75%	11/10/2021	98.3	98.3	95.1	0.06%
K9 Bytes, Inc & Epazz, Inc dba K9 Bytes, Inc	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	10/26/2021	41.5	41.5	40.2	0.02%
28 Cornelia Street Properties, LLC and Zouk, Ltd.dba Palma	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/25/2021	15.9	15.9	15.9	0.01%
C & G Engines Corp.	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	9/30/2021	726.1	726.1	709.3	0.42%
Robert E. Caves, Sr. and American Plank dba Caves Enterprises	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/30/2021	211.1	211.1	211.3	0.12%
PTK, Incorporated dba Night N Day 24 HR Convenience Store	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/30/2036	127.6	127.6	130.8	0.08%
39581 Garfield, LLC and Tri County Neurological Associates, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2036	77.2	77.2	79.5	0.05%
39581 Garfield, LLC and Tricounty Neurological Associates, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2036	26.3	26.3	27.1	0.02%
Big Apple Entertainment Partners, LLC dba Ripley's Believe it or Not	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2021	743.3	743.3	715.8	0.42%
Polymer Sciences, Inc. dba Polymer Sciences, Inc.	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/28/2036	392.1	392.1	403.4	0.24%
Equity National Capital LLC & Chadbourne Road Capital, LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	9/26/2021	43.7	43.7	42.6	0.03%
Bryan Bantry Inc.	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/8/2021	190.9	190.9	183.8	0.11%
SBR Technologies d/b/a Color Graphics	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/31/2021	549.6	549.6	547.3	0.32%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Gator Communications Group LLC dba Harvard Printing Group	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	8/31/2021	397.1	397.1	394.5	0.23%
Michael S. Decker & Janet Decker dba The Hen House Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/30/2036	15.2	15.2	15.6	0.01%
Trademark Equipment Company Inc and David A. Daniel	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	8/19/2036	123.7	123.7	126.2	0.07%
Qycell Corporation	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	8/19/2021	122.4	122.4	122.8	0.07%
A & A Auto Care, LLC d/b/a A & A Auto Care, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/12/2036	93.6	93.6	96.2	0.06%
Valiev Ballet Academy, Inc	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	8/12/2036	39.2	39.2	40.4	0.02%
LaHoBa, LLC d/b/a Papa John's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/3/2036	71.2	71.2	73.4	0.04%
Kelly Chon LLC dba Shi-Golf	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	7/29/2021	8.8	8.8	8.8	0.01%
MTV Bowl, Inc. dba Legend Lanes	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/30/2036	229.2	229.2	232.8	0.14%
Lisle Lincoln II Limited Partnership dba Lisle Lanes LP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/29/2036	323.6	323.6	333.2	0.20%
Lavertue Properties LLP dba Lavertue Properties	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/29/2036	41.5	41.5	42.6	0.03%
Spire Investment Partners, LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/22/2021	169.2	169.2	162.8	0.10%
Custom Software, Inc. a Colorado Corporation dba M-33 Access	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/17/2021	305.5	305.5	306.3	0.18%
Red Star Incorporated dba Pro Import Company	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/15/2036	170.7	170.7	174.5	0.10%
Pierce Developments, Inc. dba Southside Granite	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/13/2036	236.3	236.3	238.8	0.14%
Major Queens Body & Fender Corp	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/10/2021	19.3	19.3	19.4	0.01%
J&K Fitness, LLC dba Physiques Womens Fitness Center	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/8/2036	415.5	415.5	424.8	0.25%
Peanut Butter & Co., Inc. d/b/a Peanut Butter & Co.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/3/2021	42.3	42.3	40.8	0.02%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Demand Printing Solutions, Inc. and MLM Enterprises, LLC d/b/a Demand	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/27/2021	11.1	11.1	11.1	0.01%
Modern on the Mile, LLC dba Ligne Roset	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	5/25/2021	141.3	141.3	139.3	0.08%
MSM Healthcare Solutions, Inc. d/b/a BrightStar Care of Tinley Park	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/26/2021	30.3	30.3	29.2	0.02%
Music Mountain Water Company, LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	4/25/2036	126.7	126.7	130.4	0.08%
Profile Performance, Inc. and Eidak Real Estate, L.L.C.	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/20/2036	117.1	117.1	120.6	0.07%
Northwind Outdoor Recreation, Inc. dba Red Rock Wilderness Store	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/18/2036	118.9	118.9	122.5	0.07%
3 A Realty, LLC dba Interior Climate Solutions, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/13/2036	155.7	155.7	157.5	0.09%
Maciver Corporation dba Indie Rentals	Rental and Leasing Services	Term Loan	Prime plus 2.75%	4/4/2021	411.0	411.0	410.3	0.24%
Danjam Enterprises, LLC dba Ariel Dental Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/30/2021	2.5	2.5	2.5	—%
Danjam Enterprises, LLC dba Ariel Dental Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/29/2023	67.7	67.7	67.4	0.04%
Michael S. Korfe dba North Valley Auto Repair	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/24/2036	14.2	14.2	14.6	0.01%
Actknowledge,Inc dba Actknowledge	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/21/2021	37.4	37.4	36.0	0.02%
Stamford Car Wash d/b/a Stamford Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/11/2036	18.1	18.1	18.6	0.01%
Food & Beverage Associates Of N.J. Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/11/2021	6.2	6.2	6.2	—%
Key Products I&II, Inc. dba Dunkin' Donuts/Baskin-Robbins	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/10/2021	99.9	99.9	97.0	0.06%
Stephen Frank, Patricia Frank and Suds Express LLC dba Frank Chiropra	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/25/2023	43.5	43.5	43.8	0.03%
SuzyQue’s LLC dba Suzy Que’s	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/11/2036	56.0	56.0	57.5	0.03%
Little People’s Village, LLC dba Little People’s Village	Social Assistance	Term Loan	Prime plus 2.75%	1/31/2036	28.4	28.4	29.2	0.02%
Seagate Group Holdings, Inc. dba Seagate Logistics, Inc.	Support Activities for Transportation	Term Loan	Prime plus 2.75%	1/28/2036	103.4	103.4	106.4	0.06%
Joseph the Worker, Inc. d/b/a BrightStar of Plymouth County	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/28/2021	7.9	7.9	7.6	—%
Nicholas Dugger dba TNDV: Television LLC.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/24/2021	64.8	64.8	62.4	0.04%
Metro Used Cars Inc. dba Metro Auto Center	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	1/14/2027	95.6	95.6	96.8	0.06%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Patrageous Enterprises, LLC dba Incredibly Edible Delites of Laurel	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/29/2020	4.7	4.7	4.6	—%
Chickamauga Properties,Inc., MSW Enterprises, LLP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/22/2035	172.7	172.7	178.4	0.11%
Chickamauga Properties, Inc., MSW Enterprises, LLP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/22/2035	68.0	68.0	70.2	0.04%
Shree OM Lodging, LLC dba Royal Inn	Accommodation	Term Loan	Prime plus 2.75%	12/17/2035	25.2	25.2	25.9	0.02%
Lodin Medical Imaging, LLC dba Watson Imaging Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/1/2020	40.4	40.4	40.6	0.02%
Robert F. Schuler and Lori A. Schuler dba Bob’s Service Center	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/30/2035	30.9	30.9	31.9	0.02%
Justforfungames, Inc.	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	11/19/2035	44.7	44.7	46.1	0.03%
Any Garment Cleaner-East Brunswick, Inc dba Any Garment Cleaner	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/18/2020	21.9	21.9	21.2	0.01%
West Cobb Enterprises, Inc and Advanced Eye Associates, L.L.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/12/2035	135.2	135.2	138.4	0.08%
R2 Tape, Inc. dba Presto Tape and Michael J.and Joyce Speeney	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	10/20/2020	137.5	137.5	137.0	0.08%
Lincoln Park Physical Therapy	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/20/2020	26.5	26.5	26.7	0.02%
Jade Automotive d/b/a Sears Hometown Store	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	10/6/2035	133.3	133.3	137.7	0.08%
Stamford Property Holdings, LLC & Stamford Car Wash,LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/4/2035	111.8	111.8	115.4	0.07%
Wise Forklift Inc	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/1/2020	178.2	178.2	179.0	0.11%
Elan Realty, LLC and Albert Basse Asociates, Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	9/30/2035	206.4	204.3	213.0	0.13%
K9 Bytes, Inc & Epazz, Inc	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	9/30/2020	11.1	11.1	10.9	0.01%
Success Express,Inc. dba Success Express	Couriers and Messengers	Term Loan	Prime plus 2.75%	9/29/2020	55.1	55.1	51.9	0.03%
Adams & Hancock LLC dba Brightstar Overland Park & Jordon & Pippen, LL	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/27/2020	7.4	7.4	7.5	—%
Modern Manhattan, LLC	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	9/20/2020	123.4	123.4	121.2	0.07%
Dirk's Trucking, L.L.C. dba Dirk's Trucking	Truck Transportation	Term Loan	Prime plus 2.75%	9/17/2020	10.7	10.7	10.6	0.01%
Newsome Trucking Inc and Kevin Newsome	Truck Transportation	Term Loan	Prime plus 2.75%	9/2/2035	382.8	382.8	389.1	0.23%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
California College of Communications, Inc.	Educational Services	Term Loan	Prime plus 2.75%	11/2/2020	105.7	105.7	103.6	0.06%
Rudy & Louise Chavez dba Clyde's Auto and Furniture Upholstery	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/2/2035	45.3	45.3	46.7	0.03%
DDLK Investments LLC d/b/a Smoothie King	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/30/2020	4.0	4.0	4.0	—%
Kino Oil of Texas, LLC dba Kino Oil	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/27/2020	35.6	35.6	34.9	0.02%
Kino Oil of Texas LLC dba Kino Company and B&D Oil	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/27/2035	10.7	10.7	11.0	0.01%
Planet Verte,LLC d/b/a Audio Unlimited	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/20/2020	23.9	23.9	23.4	0.01%
Sunmar, Inc. dba Creative Cooking	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/19/2035	47.0	47.0	48.5	0.03%
Members Only Software	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/30/2020	23.8	23.8	23.6	0.01%
New Life Holdings, LLC and Certified Collision Services, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/29/2035	68.0	68.0	69.8	0.04%
Quest Logic Investments, LLC dba Dairy Queen	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2035	94.5	94.5	97.5	0.06%
ActKnowledge,Inc dba ActKnowledge	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/30/2020	29.0	29.0	27.9	0.02%
I-90 RV & Auto Supercenter	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/29/2035	67.3	67.3	69.5	0.04%
WeaverVentures, Inc dba The UPS Store	Postal Service	Term Loan	Prime plus 2.75%	7/28/2020	13.9	13.9	13.7	0.01%
Zouk, Ltd. dba Palma	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/25/2020	16.4	16.4	16.4	0.01%
CJ Park Inc. dba Kidville Midtown West	Educational Services	Term Loan	Prime plus 2.75%	6/25/2020	12.2	12.2	12.0	0.01%
Emotion in Motion Dance Center Limited Liability Company dba Emotio	Personal and Laundry Services	Term Loan	Prime plus 2.75%	7/25/2020	2.4	2.4	2.4	—%
H.H. Leonards Trust and Potomac Fund LLC and The 2020 O Street Corpora	Accommodation	Term Loan	Prime plus 2.75%	7/23/2020	22.1	22.1	22.2	0.01%
B&B Fitness and Barbell, Inc. dba Elevations Health Club	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/22/2035	218.4	218.4	223.9	0.13%
Tanner Optical Inc. dba Murphy Eye Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/22/2035	85.0	85.0	86.7	0.05%
M & H Pine Straw, Inc.and Harris Maloy	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	7/10/2020	39.7	39.7	39.4	0.02%
Excel RP, Inc./Kevin and Joann Foley	Machinery Manufacturing	Term Loan	Prime plus 2.75%	7/8/2028	41.1	41.1	41.9	0.02%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
ValleyStar, Inc. dba BrightStar Healthcare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2020	4.3	4.3	4.2	—%
ValleyStar, Inc. dba BrightStar HealthCare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2020	3.5	3.5	3.4	—%
Atlanta Vascular Research Organization, Inc dba Atlanta Vascular Found	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/6/2020	14.4	14.4	14.5	0.01%
Diag, LLC dba Kidville	Educational Services	Term Loan	Prime plus 2.75%	6/21/2020	21.3	21.3	20.9	0.01%
Danjam Enterprises, LLC dba Ariel Dental Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/31/2035	182.8	182.8	187.1	0.11%
M & H Pine Straw, Inc and Harris L. Maloy	Support Activities for Agriculture and Forestry	Term Loan	6%	4/30/2020	102.9	102.9	102.0	0.06%
Clearbay Enterprises,Inc dba First Class Kennels	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/30/2034	53.1	53.1	54.7	0.03%
New Economic Methods LLC dba Rita's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2020	1.0	1.0	1.0	—%
Cocoa Beach Parasail Corp. dba Cocoa Beach Parasail	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/26/2020	3.5	3.5	3.4	—%
JRJG, Inc. dba BrightStar HealthCare-Naperville/Oak Brook	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/23/2020	8.4	8.4	8.2	—%
Caring Hands Pediatrics,P.C. dba Caring Hands Pediatrics	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/9/2020	8.1	8.1	8.0	—%
Vortex Automotive LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/5/2035	68.5	68.5	70.3	0.04%
Adams and Hancock,LLC dba BrightStar Overland Park	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/31/2020	19.8	19.8	19.8	0.01%
ATC Fitness LLC dba Around the Clock Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2019	7.2	7.2	7.1	—%
Lahoba,LLC dba Papa John's Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/30/2034	37.8	37.8	39.0	0.02%
Music Mountain Water Company,LLC dba Music Mountain Water Co.	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	12/29/2019	98.4	98.4	98.8	0.06%
Animal Intrusion Prevention Systems Holding Company, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/29/2024	89.8	89.8	90.6	0.05%
CMA Consulting dba Construction Management Associates	Construction of Buildings	Term Loan	Prime plus 2.75%	12/11/2019	31.3	31.3	31.1	0.02%
David A. Nusblatt, D.M.D, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/11/2019	4.7	4.7	4.8	—%
KMC RE, LLC & B&B Kennels	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/19/2034	51.7	51.7	53.3	0.03%
Demand Printing Solutions, Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	12/12/2019	5.2	5.2	5.2	—%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Planet Verte, LLC dba Audio Unlimited of Oceanside	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/28/2019	29.4	29.4	29.2	0.02%
Demand Printing Solutions, Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	10/29/2034	130.6	130.6	134.9	0.08%
Supreme Screw Products, Inc. and Misha Migdal	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	4/17/2019	134.6	134.6	135.1	0.08%
Gray Tree Service, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/18/2018	20.5	20.5	20.5	0.01%
Healthcare Interventions, Inc. dba Brightstar HealthCare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/15/2016	0.9	0.9	0.9	—%
Envy Salon & Spa LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/4/2018	8.3	8.3	8.3	—%
Gourmet to You, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2019	5.1	5.1	5.1	—%
Carnagron LLC dba GearBling	Apparel Manufacturing	Term Loan	Prime plus 2.75%	11/1/2018	2.8	2.8	2.8	—%
Grapevine Professional Services, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/22/2019	3.3	3.3	3.3	—%
Inflate World Corporation	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/30/2018	2.3	2.3	2.3	—%
Cool Air Solutions, Inc. dba Graham Heating & Air Conditioning	Specialty Trade Contractors	Term Loan	Prime plus 2%	12/27/2018	168.7	168.7	166.2	0.10%
Peter Thomas Roth Labs LL	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/26/2018	166.1	166.1	165.8	0.10%
Dream Envy, Ltd. d/b/a Massage Envy	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/9/2018	35.2	35.2	35.2	0.02%
K & D Family and Associates, Inc. dba Philly Pretzel Factory	Food and Beverage Stores	Term Loan	Prime plus 2.75%	8/5/2018	30.8	30.8	28.7	0.02%
Seven Stars Enterprises, Inc. dba Atlanta Bread Company	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2018	31.3	31.3	31.3	0.02%
CBA D&A Pope, LLC dba Christian Brothers Automotive	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/14/2018	53.7	53.7	53.6	0.03%
Gilbert Chiropractic Clinic, Inc.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/7/2018	8.0	8.0	7.9	—%
Beer Table, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/8/2018	3.0	3.0	3.0	—%
D & D's Divine Beauty School of Esther, LLC	Educational Services	Term Loan	6%	8/1/2031	53.9	53.9	55.5	0.03%
Daniel S. Fitzpatrick dba Danny's Mobile Appearance Reconditioning Ser	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/29/2018	3.2	3.2	3.2	—%
Burks & Sons Development LLC dba Tropical Smoothie Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/22/2018	16.8	16.8	16.8	0.01%
Shivsakti, LLC dba Knights Inn	Accommodation	Term Loan	Prime plus 2.75%	12/20/2032	77.6	77.6	80.1	0.05%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Bliss Coffee and Wine Bar, LLC	Food Services and Drinking Places	Term Loan	6%	3/19/2018	72.2	72.2	72.3	0.04%
Zog Inc.	Other Information Services	Term Loan	6%	3/17/2018	77.3	77.3	77.3	0.05%
Saan M.Saelee dba Saelee's Delivery Service	Truck Transportation	Term Loan	Prime plus 2.75%	3/12/2018	3.3	3.3	3.3	—%
A & A Acquisition, Inc. dba A & A International	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	2/15/2018	32.4	32.4	32.4	0.02%
Enewhere Custom Canvas, LLC	Textile Product Mills	Term Loan	Prime plus 2.75%	2/15/2018	3.9	3.9	3.9	—%
All American Printing	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	10/26/2032	39.3	39.3	40.2	0.02%
Seo's Paradise Cleaners, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/19/2018	2.6	2.6	2.4	—%
Signs of Fortune, LLC dba FastSigns	Miscellaneous Manufacturing	Term Loan	Prime plus 2.5%	4/3/2023	341.5	341.5	342.4	0.20%
Margab, Inc. dba Smoothie King	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/28/2017	13.6	13.6	13.6	0.01%
Ameritocracy, Inc dba Ben and Jerry's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/18/2017	48.5	48.5	48.6	0.03%
RCB Enterprises, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/18/2017	8.4	8.4	8.4	—%
Timothy S. Strange dba Strange's Mobile Apperance Reconditioning Servi	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/17/2017	2.1	2.1	2.1	—%
Parties By Pat, Inc. and Jose M. Martinez Jr.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/11/2017	28.2	28.2	28.2	0.02%
Tammy's Bakery, Inc. dba Tammy's Bakery	Food Manufacturing	Term Loan	Prime plus 2.75%	12/10/2017	22.6	22.6	22.7	0.01%
Maria C. Sathre and David N. Sathre dba Black Forest Liquor Store	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/28/2017	5.6	5.6	5.6	—%
The Design Shop, LLC	Textile Mills	Term Loan	Prime plus 2.75%	11/27/2027	186.9	186.9	191.3	0.11%
MJ Mortgage & Tax Services, Inc.	Credit Intermediation and Related Activities	Term Loan	Prime plus 2.75%	11/14/2017	1.9	1.9	1.7	—%
Kings Laundry,LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/30/2017	19.2	19.2	19.2	0.01%
Quality Engraving Services Inc. and Ian M. Schnaitman	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	10/17/2017	4.2	4.2	4.2	—%
Flourishing Fruits, LLC dba Edible Arrangements	Food Manufacturing	Term Loan	Prime plus 2.75%	12/29/2017	4.1	4.1	4.2	—%
Louis B. Smith dba LAQ Funeral Coach	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/15/2017	3.5	3.5	3.5	—%
Flint Batteries LLC dba Batteries Plus of Flint	General Merchandise Stores	Term Loan	Prime plus 2.75%	8/29/2017	2.1	2.1	2.1	—%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
1911 East Main Street Holdings, Corp	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2032	13.0	13.0	13.3	0.01%
Metano IBC Services, Inc. and Stone Brook Leasing, LLC	Rental and Leasing Services	Term Loan	Prime plus 2.75%	8/17/2017	72.4	72.4	64.9	0.04%
Mala Iyer, MD dba Child and Family Wellness Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/11/2017	13.9	13.9	13.9	0.01%
South Dade Restoration Corp. dba Servpro of Kendall/Pinecrest	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/10/2016	7.5	7.5	7.5	—%
Twietmeyer Dentistry PA	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/30/2017	38.1	38.1	38.1	0.02%
Lynden Evans Clarke, Jr.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/16/2017	2.3	2.3	2.3	—%
Water Works Laundromat, L.L.C.	Personal and Laundry Services	Term Loan	Prime plus 2.25%	9/7/2027	198.3	198.3	197.2	0.12%
L.C.N. Investments, L.L.C. dba Max Muscle Sports Nutrition	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	5/27/2017	2.6	2.6	2.6	—%
Dave Kris, and MDK Ram Corp.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/5/2026	36.6	36.6	37.3	0.02%
Saul A. Ramirez and Norma L. Trujillo	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/31/2017	1.3	1.3	1.3	—%
Eric R. Wise, D.C. dba Jamacha-Chase Chiropractic	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/30/2017	1.0	1.0	0.8	—%
No Thirst Software LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/26/2017	1.2	1.2	1.2	—%
Zeroln Media LLC,	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	4/25/2017	1.8	1.8	1.8	—%
CCIPTA, LLC	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	1/17/2017	2.2	2.2	2.2	—%
Gill Express Inc. dba American Eagle Truck Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	1/5/2027	206.8	206.8	211.5	0.12%
Kyoshi Enterprises, LLC	Educational Services	Term Loan	Prime plus 2.75%	12/29/2016	4.5	4.5	4.5	—%
Spain Street LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/29/2017	3.7	3.7	3.7	—%
Aillaud Enterprises, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/29/2017	0.3	0.3	0.3	—%
Nora A. Palma and Julio O Villcas	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/27/2017	2.3	2.3	2.3	—%
Jojan, Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.25%	12/18/2031	40.2	40.2	40.0	0.02%
Misri Liquors, Inc.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/18/2016	13.4	13.4	13.4	0.01%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Contractors Pumping Service, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/3/2016	0.6	0.6	0.6	—%
Vincent Allen Fleece dba Living Well Accessories and Water Camel	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/1/2016	0.7	0.7	0.7	—%
Smooth Grounds, Inc.	Food Services and Drinking Places	Term Loan	7.75%	10/11/2016	36.6	36.6	36.6	0.02%
Nelson Financial Services, LLC	Scenic and Sightseeing Transportation	Term Loan	Prime plus 2.75%	9/2/2016	2.1	2.1	2.1	—%
A + Quality Home Health Care, Inc.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/1/2016	1.3	1.3	1.3	—%
Flint Batteries, LLC	General Merchandise Stores	Term Loan	Prime plus 2.75%	7/21/2016	5.2	5.2	5.2	—%
Tesserah Tile Design, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2016	0.8	0.8	0.8	—%
It's A Buffalo	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/26/2016	26.4	26.4	26.3	0.02%
Pro Levin Yoga, Incorporated d.b.a. Bikram's Yoga College of India Sug	Educational Services	Term Loan	Prime plus 2.75%	5/12/2016	2.0	2.0	2.0	—%
Cocoa Beach Parasail Corp.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/5/2016	1.1	1.1	1.1	—%
Maynard Enterprises, Inc.	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	3/22/2016	0.9	0.9	0.6	—%
Fran-Car Corporation dba Horizon Landscape Management	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/3/2028	175.2	175.2	179.5	0.11%
Head To Toe Personalized Pampering, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/27/2031	9.6	9.6	9.9	0.01%
Olympia Fields Eyecare, Ltd.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/12/2016	0.9	0.9	0.9	—%
Spencer Fitness, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/11/2016	0.2	0.2	0.2	—%
Maxwell Place, LLC	Nursing and Residential Care Facilities	Term Loan	6%	12/1/2015	831.2	831.2	831.9	0.49%
Tuan D. Dang, OD, PA	Ambulatory Health Care Services	Term Loan	Prime plus 2.25%	12/7/2015	5.8	5.8	5.8	—%
Christopher F. Bohon & Pamela D. Bohon	Social Assistance	Term Loan	Prime plus 2.75%	10/28/2026	3.6	3.6	3.7	—%
Champion Pest Control Systems, Inc.	Administrative and Support Services	Term Loan	6%	1/15/2016	3.5	3.5	3.5	—%
Polaris Press, LLC	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	9/29/2015	0.1	0.1	0.1	—%
Shree Om Lodging, LLC dba Royal Inn	Accommodation	Term Loan	Prime plus 2.75%	5/2/2030	66.3	66.3	68.2	0.04%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Jenchad, Inc and Chadjen, Inc	Repair and Maintenance	Term Loan	Prime plus 2.125%	4/7/2025	41.8	41.8	41.4	0.02%
Pedzik's Pets, LLC	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	3/31/2030	9.6	9.6	9.9	0.01%
Nancy Carapelluci & A & M Seasonal Corner Inc.	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/1/2025	16.5	16.5	16.8	0.01%
Moonlight Multi Media Production, Inc.	Other Information Services	Term Loan	5.3%	2/1/2025	4.2	4.2	4.3	—%
McCallister Venture Group, LLC and Maw's Vittles, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/30/2029	12.5	12.5	12.8	0.01%
Computer Renaissance dba Dante IT Services, Inc.	Electronics and Appliance Stores	Term Loan	Prime plus 3.75%	3/1/2018	3.3	3.3	3.3	—%
Chong Hun Im dba Kim's Market	Food and Beverage Stores	Term Loan	Prime plus 2.5%	2/27/2024	10.9	10.9	11.0	0.01%
John B. Houston Funeral Home, Inc. dba George E. Cushnie Funeral Home	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/19/2028	13.4	13.4	13.7	0.01%
West Experience,Inc/West Mountain Equipment Rental,Inc/Ski West Lodge	Amusement, Gambling, and Recreation Industries	Term Loan	6%	6/5/2026	870.1	870.1	888.8	0.52%
Center-Mark Car Wash, Ltd	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/18/2024	32.1	32.1	32.7	0.02%
Shuttle Car Wash, Inc. dba Shuttle Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.25%	11/10/2028	18.6	18.6	18.6	0.01%
Akshar Group, LLC	Accommodation	Term Loan	6%	11/5/2028	52.5	52.5	53.9	0.03%
Min Hui Lin	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/30/2028	19.0	19.0	19.5	0.01%
Delta Partners, LLC dba Delta Carwash	Repair and Maintenance	Term Loan	Prime plus 2.5%	4/5/2029	46.0	46.0	46.5	0.03%
Oz B. Zamir dba Zamir Marble & Granite	Specialty Trade Contractors	Term Loan	Prime plus 2.5%	8/6/2028	9.0	9.0	9.1	0.01%
Rama, Inc. dba Staybridge Suites	Accommodation	Term Loan	Prime plus 2%	4/18/2026	431.3	431.3	424.2	0.25%
B & J Manufacturing Corporation and Benson Realty Trust	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2%	3/30/2021	24.4	24.4	24.2	0.01%
RAB Services, Inc. & Professional Floor Installations	Specialty Trade Contractors	Term Loan	Prime plus 2.5%	1/31/2023	8.4	8.4	8.4	—%
Taste of Inverness, Inc. dba China Garden	Food Services and Drinking Places	Term Loan	Prime plus 2%	6/29/2025	10.0	10.0	9.8	0.01%
Ralph Werner dba Werner Transmissions	Gasoline Stations	Term Loan	Prime plus 2.75%	12/29/2021	2.9	2.9	2.9	—%
M. Krishna, Inc. dba Super 8 Motel	Accommodation	Term Loan	Prime plus 2%	3/20/2025	10.7	10.7	10.6	0.01%
OrthoQuest, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2%	3/12/2022	5.6	5.6	5.5	—%
CPN Motel, L.L.C. dba American Motor Lodge	Accommodation	Term Loan	Prime plus 2.25%	4/30/2024	35.6	35.6	34.7	0.02%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Track Side Collision & Tire, Inc.	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/16/2025	5.5	5.5	5.6	—%
Duttakrupa, LLC dba Birmingham Motor Court	Accommodation	Term Loan	Prime plus 2.25%	9/8/2023	14.0	14.0	14.0	0.01%
Deesha Corporation, Inc. dba Best Inn & Suites	Accommodation	Term Loan	Prime plus 2.25%	2/14/2025	31.3	31.3	31.1	0.02%
Maruti, Inc	Accommodation	Term Loan	Prime plus 2.25%	11/25/2024	29.1	29.1	29.0	0.02%
Willington Hills Equestrian Center LLC	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	10/19/2022	13.4	13.4	13.6	0.01%
LABH, Inc. t/a Ramada Ltd.	Accommodation	Term Loan	Prime plus 2.25%	9/27/2024	46.8	46.8	46.7	0.03%
Randall D. & Patricia D. Casaburi dba Pat's Pizzazz	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	3/13/2023	8.3	8.3	8.4	—%
Gain Laxmi, Inc. dba Super 8 Motel	Accommodation	Term Loan	Prime plus 2.25%	5/31/2023	23.7	23.7	23.6	0.01%
Naseeb Corporation	Accommodation	Term Loan	Prime plus 2.25%	3/31/2024	34.7	34.7	34.5	0.02%
La Granja Live Poultry Corp.	Food Manufacturing	Term Loan	Prime plus 2.75%	8/26/2018	3.3	3.3	3.3	—%
Stillwell Ave Prep School	Social Assistance	Term Loan	Prime plus 2.75%	1/14/2023	7.6	7.6	7.5	—%
Karis, Inc.	Accommodation	Term Loan	Prime plus 2%	12/22/2023	15.8	15.8	15.6	0.01%
Five Corners, Ltd.	Gasoline Stations	Term Loan	Prime plus 2.75%	12/11/2019	6.8	6.8	6.8	—%
Alyssa Corp dba Knights Inn	Accommodation	Term Loan	Prime plus 2.25%	9/30/2023	45.2	45.2	45.1	0.03%
Bhailal Patel dba New Falls Motel	Accommodation	Term Loan	Prime plus 2.75%	3/27/2023	5.0	5.0	5.1	—%
Pegasus Automotive, Inc.	Gasoline Stations	Term Loan	Prime plus 2.75%	12/23/2022	13.1	13.1	13.3	0.01%
Delyannis Iron Works	Fabricated Metal Product Manufacturing	Term Loan	6%	12/8/2022	1.6	1.6	1.6	—%
P. Agrino, Inc. dba Andover Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/18/2021	13.4	13.4	13.5	0.01%
Golden Elevator Co., Inc.	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	1/31/2022	2.1	2.1	2.1	—%
Mohamed Live Poultry Inc.	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	12/6/2021	3.8	3.8	3.8	—%
RJS Service Corporation	Gasoline Stations	Term Loan	Prime plus 2.75%	8/20/2021	7.9	7.9	7.9	—%
Chez RuRene Bakery	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/20/2017	150.0	39.3	45.2	0.03%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Total Performing SBA Unguaranteed Investments					$138,801.3	$138,688.5	$131,803.2	77.70%

Non-Performing SBA Unguaranteed Investments (3)
*E & I Holdings, LP & PA Farm Products, LLC	Food Manufacturing	Term Loan	6%	4/30/2013	1,248.8	1,237.1	478.1	0.28%
*Mojo Brands Media LLC	Broadcasting (except Internet)	Term Loan	6%	6/5/2026	784.0	733.7	601.2	0.35%
*DC Realty, LLC dba FOGO Data Centers	Professional, Scientific, and Technical Services	Term Loan	6%	6/20/2023	783.5	725.6	695.8	0.41%
*J Olson Enterprises LLC and Olson Trucking Direct, Inc.	Truck Transportation	Term Loan	6%	6/10/2036	748.8	669.7	485.7	0.29%
*AUM Estates, LLC and Sculpted Figures Plastic Surgery Inc.	Ambulatory Health Care Services	Term Loan	6%	12/29/2035	618.7	603.9	368.0	0.22%
*Harrelson Materials Management,Inc	Waste Management and Remediation Services	Term Loan	6%	7/29/2015	537.5	470.0	130.7	0.08%
*Stormwise South Florida dba Stormwise Shutters	Specialty Trade Contractors	Term Loan	6%	4/9/2029	427.5	407.6	363.5	0.21%
*BCD Enterprises, LLC dba Progressive Tool and Nutmeg Tool	Fabricated Metal Product Manufacturing	Term Loan	6%	10/15/2015	521.3	290.9	85.7	0.05%
*Feinman Mechanical, LLC	Specialty Trade Contractors	Term Loan	6%	1/30/2016	323.0	305.2	71.3	0.04%
*Hampton's Restaurant Holding Company, LLC/Hampton's Restaurant #1 LLC	Food Services and Drinking Places	Term Loan	6%	12/17/2023	400.0	250.2	20.6	0.01%
*DC Realty, LLC dba FOGO Data Centers	Professional, Scientific, and Technical Services	Term Loan	6%	9/14/2023	385.0	227.4	213.5	0.13%
Guzman Group,LLC	Rental and Leasing Services	Term Loan	6%	12/28/2035	252.0	204.2	191.2	0.11%
*Stormwise South Florida dba Stormwise Shutters	Specialty Trade Contractors	Term Loan	6%	8/26/2024	204.0	201.6	—	—%
*Baker Sales, Inc. d/b/a Baker Sales, Inc.	Nonstore Retailers	Term Loan	6%	11/7/2036	490.0	182.0	49.8	0.03%
Lamson and Goodnow Manufacturing Co and Lamson and Goodnow LLC dba Lam	Fabricated Metal Product Manufacturing	Term Loan	6%	11/7/2036	205.5	168.2	127.0	0.07%
*Our Two Daughters L.L.C. dba Washington's Restaurant	Food Services and Drinking Places	Term Loan	6%	8/17/2023	225.0	170.3	12.7	0.01%
Milliken and Milliken, Inc. dba Milliken Wholesale Distribution	Merchant Wholesalers, Durable Goods	Term Loan	6%	7/7/2027	191.0	154.6	131.3	0.08%
*Jenny's Wunderland, Inc.	Social Assistance	Term Loan	6%	3/6/2018	160.5	150.1	95.7	0.06%
Dixie Transport, Inc. & Johnny D. Brown & Jimmy Brown & Maudain Brown	Support Activities for Transportation	Term Loan	5.25%	9/8/2014	145.9	142.5	79.6	0.05%
*Professional Systems, LLC and Professional Cleaning	Administrative and Support Services	Term Loan	6%	5/8/2017	160.0	132.1	57.0	0.03%
*Elite Treats Enterprises, Inc. dba Rochelle Dairy Queen	Food Services and Drinking Places	Term Loan	6%	10/30/2015	141.3	131.5	90.1	0.05%
*STK Ventures Inc dba JP Dock Service & Supply	Specialty Trade Contractors	Term Loan	6%	4/10/2023	131.8	125.5	104.4	0.06%
*Harry B Gould dba Lake Athens Marina Restaurant	Accommodation	Term Loan	6%	11/18/2026	132.9	114.4	1.8	—%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Stokes Floor Covering Company Inc. and Robert E. Rainey, Jr.	Furniture and Home Furnishings Stores	Term Loan	6%	3/14/2038	131.0	115.4	104.8	0.06%
*Dill Street Bar and Grill Inc and WO Entertainment, Inc	Food Services and Drinking Places	Term Loan	6%	12/12/2023	122.9	112.3	25.6	0.02%
Groundworks Unlimited LLC	Specialty Trade Contractors	Term Loan	6%	4/30/2025	120.0	92.7	77.4	0.05%
E.W. Ventures, Inc. dba Swift Cleaners & Laundry	Personal and Laundry Services	Term Loan	0%	3/29/2036	213.8	92.0	79.0	0.05%
Bwms Management, LLC	Food Services and Drinking Places	Term Loan	6%	6/22/2026	109.1	78.9	31.3	0.02%
*LRCSL, LLC dba Daybreak Fruit and Vegetable Company	Food and Beverage Stores	Term Loan	6%	9/26/2023	75.1	53.0	14.4	0.01%
*Las Torres Development LLC dba Houston Event Centers	Real Estate	Term Loan	6%	9/27/2027	405.8	51.0	47.5	0.03%
*Sheikh M Tariq dba Selbyville Foodrite	Gasoline Stations	Term Loan	6%	8/9/2015	69.0	48.4	32.7	0.02%
*Morris Glass and Construction	Specialty Trade Contractors	Term Loan	6%	4/30/2030	51.7	44.8	0.8	—%
*Midway Plaza 6, LLC & Adventure World Family Fun Center, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	6%	4/18/2017	333.3	40.4	—	—%
*Parth Dev, Ltd dba Amerihost Inn Hotel-Kenton	Accommodation	Term Loan	5.25%	1/24/2032	333.3	38.3	15.9	0.01%
*AWA Fabrication & Construction, L.L.C.	Fabricated Metal Product Manufacturing	Term Loan	6%	9/28/2028	153.1	34.8	8.0	—%
*Lucil Chhor dba Baja Fresh #159	Food Services and Drinking Places	Term Loan	6%	10/25/2017	49.8	30.0	15.3	0.01%
*Hot Buckles, Inc.	Apparel Manufacturing	Term Loan	6%	2/20/2023	57.6	26.8	26.3	0.02%
Robin C. & Charles E. Taylor & Brigantine Aquatic Center LLC	Amusement, Gambling, and Recreation Industries	Term Loan	6%	5/29/2023	185.8	19.6	17.2	0.01%
*Grand Manor Realty, Inc. & Kevin LaRoe	Real Estate	Term Loan	6%	6/24/2021	21.8	19.0	17.8	0.01%
Whirlwind Car Wash, Inc.	Repair and Maintenance	Term Loan	5.25%	12/28/2025	333.3	14.5	12.2	0.01%
**Tequila Beaches, LLC dba Fresco Restaurant	Food Services and Drinking Places	Term Loan	6%	6/27/2018	21.0	15.8	11.7	0.01%
Integrity Sports Group, LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	6%	10/27/2019	75.0	14.7	11.5	0.01%
*D'Elia Auto Repair Inc dba D'Elia Auto Body	Repair and Maintenance	Term Loan	6%	6/28/2025	15.0	13.9	—	—%
Event Mecca LLC	Other Information Services	Term Loan	6%	6/29/2036	14.3	13.3	5.6	—%
*United Woodworking, Inc	Wood Product Manufacturing	Term Loan	6%	2/20/2032	17.3	13.2	12.4	0.01%
LJ Parker, LLC	Administrative and Support Services	Term Loan	7%	8/27/2028	103.5	12.6	12.5	0.01%
The Lucky Coyote, LLC	Miscellaneous Manufacturing	Term Loan	6%	2/28/2021	53.1	12.3	6.9	—%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
*DUCO Energy Services, a Limited Liability Company	Professional, Scientific, and Technical Services	Term Loan	6%	12/28/2022	12.0	10.8	—	—%
*Krishna of Orangeburg, Inc.	Accommodation	Term Loan	6%	12/19/2029	181.3	10.3	5.6	—%
Barnum Printing & Publishing, Co.	Printing and Related Support Activities	Term Loan	6%	9/30/2015	193.8	9.8	9.7	0.01%
*Pyramid Real Estate Holdings, LLC dba Hoteps	Food Services and Drinking Places	Term Loan	6%	3/7/2021	62.5	8.9	8.6	0.01%
*Houk Enterprises, Inc. d/b/a Max Muscle	Health and Personal Care Stores	Term Loan	6%	6/18/2026	46.3	7.7	7.3	—%
*The Alba Financial Group, Inc.	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	6%	10/3/2028	22.5	7.4	3.1	—%
Auto Sales, Inc.	Motor Vehicle and Parts Dealers	Term Loan	6%	7/30/2020	75.0	5.2	4.6	—%
*Shamrock Jewelers, Inc.	Clothing and Clothing Accessories Stores	Term Loan	6%	9/6/2016	117.1	5.1	4.9	—%
Almeria Marketing 1, Inc.	Personal and Laundry Services	Term Loan	7.75%	10/7/2022	50.0	4.8	2.0	—%
Gotta Dance Studio, Inc. dba Gotta Dance Studio Academy of Performing	Educational Services	Term Loan	6%	12/14/2016	15.8	3.7	0.5	—%
David M. Goens dba Superior Auto Paint & Body, Inc.	Repair and Maintenance	Term Loan	6%	3/13/2023	250.0	3.0	2.7	—%
Goetzke Chiropractic, Inc.	Ambulatory Health Care Services	Term Loan	6%	9/16/2021	7.5	3.0	2.4	—%
*Dr. Francis E. Anders, DVM	Professional, Scientific, and Technical Services	Term Loan	6%	11/13/2015	21.0	1.6	1.5	—%
*Top Class, Inc.	Personal and Laundry Services	Term Loan	6%	6/28/2016	15.0	1.3	0.1	—%
Furniture Company, LLC	Furniture and Home Furnishings Stores	Term Loan	7%	12/20/2022	57.5	1.3	0.2	—%
*Alberti and Cardoni, LLC dba Menchie's	Health and Personal Care Stores	Term Loan	6%	8/29/2024		74.3	25.3	0.01%
*Pure Water Innovations, LLC	Ambulatory Health Care Services	Term Loan	6%	3/23/2037	9.8	1.0	0.9	—%
TechPlayZone, Inc.	Social Assistance	Term Loan	6%	3/23/2022	9.9	—	—	—%
Total Non-Performing SBA Unguaranteed Investments					$13,430.6	$8,965.2	$5,120.9	3.02%

Total SBA Unguaranteed Investments					$152,231.9	$147,653.7	$136,924.1	80.72%

Performing SBA Guaranteed Investments (4)
TJU-DGT Lorenz Café	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/26/2029	116.9	116.9	129.7	0.08%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
E & G Enterprises, LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/24/2025	127.5	127.5	142.5	0.08%
North Atlanta RV Rentals	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	3/25/2025	432.8	432.8	483.6	0.29%
Myclean Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/27/2025	90.1	90.1	100.7	0.06%
Advanced Skincare Med Center	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	3/30/2025	1,012.5	1,012.5	1,131.5	0.67%
Home Again Restaurant	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	3/30/2025	177.0	177.0	200.9	0.12%
Nichols Fire & Security	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	3/31/2025	225.0	225.0	251.4	0.15%
Landon Farm, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/4/2040	94.5	70.9	80.5	0.05%
Total SBA Guaranteed Performing Investments					$2,276.3	$2,252.7	$2,520.8	1.49%
Total SBA Unguaranteed and Guaranteed Investments					$154,508.2	$149,906.4	$139,444.9	82.21%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Controlled Investments (5)
Advanced Cyber Security Systems, LLC (6), (13)	Data processing, hosting and related services.	50% Membership Interest	—%	—	—	—	—	—%
		Term Loan	3%	December 2014	1,120.0	381.0	—	—%
*Automated Merchant Services, Inc. (7), (13)	Data processing, hosting and related services.	100% Common Stock	—%	—	—	—	—	—%
*Business Connect, LLC (8), (13)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	—	—	—%
CDS Business Services, Inc. (9), (13)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Common Stock	—%	—	—	—	1,979.0	1.17%
CrystalTech Web Hosting, Inc.	Data processing, hosting and related services.	100% Common Stock	—%	—	—	9,256.0	21,130.0	12.46%
*OnLAN, LLC (15) (17)	Professional, Scientific, and Technical Services	49% Membership Interests	—%	—	—	800.0	—	—%
*Exponential Business Development Co. Inc. (13)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Common Stock	—%	—	—	—	—	—%
*First Bankcard Alliance of Alabama, LLC (10), (13)	Data processing, hosting and related services.	95% Membership Interests	—%	—	—	—	—	—%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
*Fortress Data Management, LLC (13)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	—	—	—%
Newtek Insurance Agency, LLC (13)	Insurance Carriers and Related Activities	100% Membership Interests	—%	—	—	—	2,300.0	1.36%
PMTWorks Payroll, LLC (11), (13)	Data processing, hosting and related services.	80% Membership Interests	—%	—	—	—	920.0	0.54%
		Term Loan	10%-12%	Various maturities through September 2016	935.0	935.0	—	—%
Secure CyberGateway Services, LLC (12), (13)	Data processing, hosting and related services.	66.7% Membership Interests	—%	—	—	—	—	—%
		Term Loan	7%	December 2016	2,400.0	1,800.0	1,800.0	1.06%
Small Business Lending, Inc. (13)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Common Stock	—%	—	—	—	8,250.0	4.86%
*Summit Systems and Designs, LLC (8), (13)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	—	—	—%
Universal Processing Services of Wisconsin, LLC (13)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	—	50,239.0	29.62%
*Where Eagles Fly, LLC (13), (14)	Theatrical productions	95% Membership Interest	—%	—	—	—	—	—%
Total Controlled Investments					$4,455.0	$13,172.0	$86,618.0	51.06%

Investments in Money Market Funds					$—	$226.0	$226.0	0.13%

Total Investments					$158,963.2	$163,304.4	$226,288.9	133.41%
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
(2) Prime Rate is equal to 3.25% as of June 30, 2015.
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
(5) Controlled Investments are disclosed above as equity investments (except as otherwise noted) in those companies that are “Controlled Investments” of the Company as defined in the Investment Company Act of 1940. A company is deemed to be a “Controlled Investment” of Newtek Business Services Corp. if Newtek Business Services Corp. owns more than 25% of the voting securities of such company. See Note 4 in the accompanying notes to the condensed consolidated financial statements for transactions during the six months ended June 30, 2015 in which the Company is deemed to control.
(6) 50% owned by Exponential of New York, LLC (a subsidiary of Newtek Business Services Corp.), 50% owned by non-affiliate. The term loan is past its original maturity date and currently in default. As such, the fair value of the investment is zero.
(7) 96.11% owned by Wilshire Partners, LLC (a subsidiary of Newtek Business Services Corp.), 3.89% owned by Newtek Business Services Corp.
(8) 100% owned by Wilshire Texas Partners I, LLC (a subsidiary of Newtek Business Services Corp.).
(9) 26.15% owned by Wilshire New York Partners IV, LLC (a subsidiary of Newtek Business Services Corp.), 6.17% owned by Exponential of New York, LLC (a subsidiary of Newtek Business Services Corp.), 23.83% owned by Wilshire New York Partners V, LLC (a subsidiary of Newtek Business Services Corp.) and 43.85% owned by Newtek Business Services Corp.
(10) 95% owned by Wilshire Alabama Partners, LLC (a subsidiary of Newtek Business Services Corp.), 5% owned by non-affiliate.
(11) 50% owned by Wilshire New York Partners V, LLC (a subsidiary of Newtek Business Services Corp.), 30% owned by Wilshire Holdings II, Inc. (a subsidiary of Newtek Business Services Corp.), and 20% owned by non-affiliate.
(12) 66.7% owned by Wilshire Texas Partners I, LLC (a subsidiary of Newtek Business Services Corp.), 33.3% owned by non-affiliate.
(13) Zero cost basis is reflected as the portfolio company was organized by the Company and incurred internal legal costs to organize the entity and immaterial external filing fees which were expensed when incurred.
(14) 95% owned by Wilshire DC Partners, LLC (a subsidiary of Newtek Business Services Corp.), 5% owned by non-affiliate.
(15) 49% owned by Wilshire Colorado Partners, LLC (a subsidiary of Newtek Business Services Corp.), 51% owned by non-affiliate.
(16) All of the Company's investments are in entities which are organized under the Laws of the United States and have a principal place of business in the United States.
(17) Denotes a non-controlled entity.
(18) Under the Investment Company Act of 1940, as amended, the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. At June 30, 2015, 4.2% of total assets are non qualifying assets.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014
(In Thousands)

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Performing SBA Unguaranteed Investments (1)
MLM Enterprises, LLC and Demand Printing Solutions Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/18/2024	$70.5	$70.5	$63.3	0.04%
DC Real, LLC and DC Enterprises, LTD dba Lakeview True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/20/2039	119.4	93.9	94.0	0.06%
Legacy Estate Planning Inc. dba American Casket Enterprises	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/21/2024	42.0	42.0	33.5	0.02%
J&D Resources, LLC dba Aqua Science	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/21/2024	767.9	767.9	627.3	0.38%
Teamnewman Enterprises, LLC dba Newmans at 988	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/25/2039	148.8	148.8	138.5	0.08%
DeRidder Chiropractic, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/25/2024	13.2	13.2	12.5	0.01%
Stormrider Inc. dba Shirley's Stormrider, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	11/25/2024	150.0	150.0	119.5	0.07%
Modern Manhattan, LLC	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	11/25/2024	220.0	220.0	178.3	0.11%
Meridian Hotels, LLC dba Best Western Jonesboro	Accommodation	Term Loan	Prime plus 2.75%	11/25/2039	228.0	228.0	228.3	0.14%
Trading Group 3, Inc.	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	11/26/2024	22.5	22.5	17.9	0.01%
The Red Pill Management Inc. dba UFC Gym Matthews	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	11/26/2024	54.3	28.7	24.6	0.01%
Homegrown For Good, LLC	Apparel Manufacturing	Term Loan	Prime plus 2.75%	11/26/2024	230.0	230.0	202.1	0.12%
Kemmer, LLC and Apples Tree Top Liquors, LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/4/2039	138.4	138.4	125.1	0.08%
The Conibear Corporation and Conibear Trucking, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	12/5/2024	12.0	12.0	10.5	0.01%
All American Games, LLC and Sportslink - The Game, LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/10/2024	400.0	400.0	341.6	0.21%
B & W Towing, LLC and Boychucks Fuel, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/17/2039	164.5	164.5	151.3	0.09%
MM and M Management Inc. dba Pizza Artista	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/19/2025	46.3	46.3	37.8	0.02%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
B.S. Ventures, LLC dba Dink's Market	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/19/2039	53.8	53.8	53.4	0.03%
Will Zac Management, LLC dba Papa John's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/19/2024	48.8	48.8	47.9	0.03%
The Jewelers Inc. dba The Jewelers of Las Vegas	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	12/19/2024	1,250.0	1,250.0	1,008.4	0.61%
Beale Street Blues Company-West Palm Beach, LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/22/2024	187.5	187.5	158.8	0.10%
401 JJS Corporation and G Randazzo's Trattoria Corporation	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/23/2039	473.5	378.8	379.2	0.23%
The Lodin Group, LLC and Lodin Health Imaging Inc.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/23/2039	530.3	530.3	472.9	0.28%
Thermoplastic Services Inc. and Paragon Plastic Sheet, Inc	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	12/23/2039	500.0	500.0	500.6	0.30%
Winter Ventures Inc. dba Qualitybargainbooks and Qualitybargainmall	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/23/2024	156.1	156.1	132.5	0.08%
Carolina Flicks Inc. dba The Howell Theater	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	12/23/2032	163.3	163.3	149.9	0.09%
Atlantis of Daytona. LLC and Ocean Club Sportswear Inc.	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	12/23/2039	240.0	240.0	240.3	0.14%
Bowlerama, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/24/2039	1,202.5	1,202.5	1,199.9	0.72%
Bear Creek Entertainment, LLC dba The Woods at Bear Creek	Accommodation	Term Loan	Prime plus 2.75%	12/30/2024	106.3	106.3	104.6	0.06%
Evans and Paul, LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/30/2024	223.8	223.8	207.6	0.12%
First Prevention and Dialysis Center, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/30/2024	238.3	78.1	76.9	0.05%
Grand Blanc Lanes, Inc. and H, H and H, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/31/2039	133.0	133.0	130.5	0.08%
FHJE Ventures, LLC and Eisenreich II Inc. dba Breakneck Tavern	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/31/2039	245.5	161.6	161.8	0.10%
JEJE Realty, LLC and La Familia Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/10/2039	205.8	205.8	191.9	0.12%
Joey O's, LLC and Jennifer Olszewski	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/7/2024	13.1	13.0	10.3	0.01%
Laura L. Smith dba Lisa Smith Studio	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/3/2024	15.0	14.9	11.9	0.01%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Frontier Bulk Solutions, LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	10/31/2024	1,250.0	1,242.3	1,043.3	0.63%
Heartland American Properties, LLC and Skaggs RV Outlet, LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/31/2039	479.0	478.3	459.3	0.28%
M and C Renovations Inc.	Construction of Buildings	Term Loan	Prime plus 2.75%	10/31/2024	20.3	20.1	16.2	0.01%
Golden Transaction Corporation dba Bleh Sunoco	Gasoline Stations	Term Loan	Prime plus 2.75%	10/30/2039	156.7	156.5	152.5	0.09%
Kantz, LLC and Kantz Auto, LLC dba Kantz's Hometown Auto	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/29/2039	68.1	68.0	65.0	0.04%
Seelan Inc. dba Candleridge Market	Gasoline Stations	Term Loan	Prime plus 2.75%	10/27/2039	90.5	90.4	84.0	0.05%
185 Summerfield Inc. and Valcon Contracting Corp.	Construction of Buildings	Term Loan	Prime plus 2.75%	10/24/2039	162.3	162.0	157.1	0.09%
Navdeep B Martins and Busy Bubbles, LLC dba Wishy Washy	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/24/2039	89.0	88.9	80.5	0.05%
3 F Management, LLC and ATC Port Charlotte, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/17/2024	131.3	130.4	110.9	0.07%
One Hour Jewelry Repair Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/14/2024	20.6	20.4	16.3	0.01%
Return to Excellence, Inc. dba The Waynesville Inn Golf & Spa	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/10/2039	1,250.0	1,249.0	1,250.5	0.75%
Capitol Waste and Recycling Services, LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	10/10/2024	257.8	256.2	220.3	0.13%
Sound Manufacturing Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/10/2024	187.5	186.5	157.1	0.09%
DNT Storage and Properties, LLC	Real Estate	Term Loan	Prime plus 2.75%	10/10/2039	101.8	101.6	99.2	0.06%
Boilermaker Industries, LLC dba PostNet	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/9/2024	18.8	18.8	16.8	0.01%
Doctors Express Management of Central Texas, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/8/2024	105.0	92.4	85.0	0.05%
Smith Spinal Care Center P.C. and James C. Smith	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/8/2039	60.0	59.9	57.2	0.03%
Michael Rey Jr. and Lynn J. Williams (EPC) and GIG Petcare	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/3/2039	126.9	126.4	122.2	0.07%
Sumad, LLC dba BrightStar Care of Encinitas	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/2/2024	92.5	92.5	90.1	0.05%
Route 130 SCPI Holdings LLC, (EPC) Route 130 SCPI Operations, LLC (OC)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2039	538.8	538.8	494.2	0.30%
Roccos, LLC and Sullo Pantalone Inc. dba Rocco's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2039	255.8	255.0	234.8	0.14%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Keller Holdings, LLC and David H Keller III and Carie C Keller	Scenic and Sightseeing Transportation	Term Loan	Prime plus 2.75%	9/30/2039	100.0	99.7	98.4	0.06%
The Woods at Bear Creek, LLC and Bear Creek Entertainment, LLC	Accommodation	Term Loan	Prime plus 2.75%	9/29/2039	513.3	512.5	513.0	0.31%
Orange County Insurance Brokerage Inc. dba Beaty Insurance Agency	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	9/29/2039	325.1	324.6	324.7	0.20%
Keys Phase One, LLC dba The Grand Guesthouse	Accommodation	Term Loan	Prime plus 2.75%	9/26/2039	736.3	734.1	709.4	0.43%
Colts V, LLC and Nowatzke Service Center, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/26/2039	601.8	600.0	576.8	0.35%
Gordon E Rogers dba Stonehouse Motor Inn	Accommodation	Term Loan	Prime plus 2.75%	9/26/2039	57.5	57.3	57.4	0.03%
Auto Shine Carwash Inc. and AKM R. Hossain and Jessica F. Masud	Gasoline Stations	Term Loan	Prime plus 2.75%	9/26/2024	22.5	22.2	18.6	0.01%
6 Price Avenue, LLC and Pauley Tree & Lawn Care, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/24/2039	452.5	451.2	395.7	0.24%
North Columbia, LLC and Loop Liquor and Convenience Store, LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/24/2039	159.3	158.8	153.0	0.09%
R A Johnson Inc. dba Rick Johnson Auto and Tire	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/23/2039	301.3	300.4	300.7	0.18%
Andrene's, LLC dba Andrene's Caribbean Soul Food Carry Out	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/23/2024	37.8	37.6	30.1	0.02%
Utek Corporation dba Arcade Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/22/2039	405.5	405.0	400.6	0.24%
Play and Stay, LLC dba Zoom Room Tinton Falls	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/18/2024	42.1	42.1	33.6	0.02%
Ryan Crick and Pamela J. Crick and Crick Enterprises Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2039	145.5	145.1	145.2	0.09%
Modern Leather Goods Repair Shop Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2024	58.8	57.6	45.9	0.03%
Animal Intrusion Prevention Systems Holding Company, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/15/2024	272.5	269.1	230.1	0.14%
Tavern Properties, LLC and Wildwood Tavern, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/15/2039	425.0	312.0	312.3	0.19%
RDT Enterprises, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/15/2027	162.8	161.4	152.3	0.09%
KW Zion, LLC and Key West Gallery Inc.	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/12/2039	1,250.0	1,246.4	1,203.3	0.72%
Indy East Smiles Youth Dentistry, LLC dba Prime Smile East	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/11/2024	630.2	622.4	499.6	0.30%
B&P Diners, LLC dba Engine House Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/10/2024	80.0	79.0	63.0	0.04%
Feel The World Inc. dba Xero Shoes and Invisible Shoes	Leather and Allied Product Manufacturing	Term Loan	Prime plus 2.75%	9/5/2024	51.9	51.3	42.2	0.03%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Alberti and Cardoni, LLC dba Menchie's	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	8/29/2024	77.3	77.3	64.3	0.04%
Delta Aggrigate, LLC	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	8/28/2039	911.3	911.3	912.1	0.55%
Lamjam, LLC (EPC) Goldsmith Lambros Inc. (OC)	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	8/27/2024	133.8	131.3	129.3	0.08%
Orange County Cleaning Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/27/2024	41.3	40.5	32.3	0.02%
Qycell Corporation	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	8/26/2024	121.0	118.9	103.7	0.06%
Atlas Auto Body Inc. dba Atlas Auto Sales	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/22/2039	51.6	51.3	47.9	0.03%
Grey Light Realty, LLC (EPC) NH Precision Metal Fabricators Inc. (OC)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	8/21/2039	1,226.0	1,220.6	1,160.5	0.70%
S&P Holdings of Daytona LLC (EPC) S&P Corporation of Daytona Beach	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	8/15/2039	433.5	431.6	432.0	0.26%
Barber Investments, LLC and Fieldstone Quickstop, LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	8/15/2039	150.0	149.3	128.6	0.08%
Katie Senior Care, LLC dba Home Instead Senior Care	Social Assistance	Term Loan	Prime plus 2.75%	8/15/2024	124.3	121.9	97.2	0.06%
Alpha Preparatory Academy, LLC	Social Assistance	Term Loan	Prime plus 2.75%	8/15/2039	145.2	109.2	109.4	0.07%
Hamer Road Auto Salvage, LLC and Scott T. Cook and Nikki J. Cook	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	8/8/2039	188.4	187.6	187.8	0.11%
Almost Home Property, LLC and Almost Home Daycare, LLC	Social Assistance	Term Loan	Prime plus 2.75%	8/7/2039	715.8	713.6	698.8	0.42%
iFood, Inc. dba Steak N Shake	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2024	379.1	290.5	259.3	0.16%
AGV Enterprises, LLC dba Jet's Pizza #42	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2024	54.8	53.5	43.9	0.03%
575 Columbus Avenue Holding Company, LLC and LA-ZE, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/30/2039	22.5	22.4	22.4	0.01%
L&S Insurance & Financial Services Inc.	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/25/2024	22.5	21.9	17.8	0.01%
Honeyspot Investors, LLP and Pace Motor Lines Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	7/24/2039	150.0	149.1	147.6	0.09%
Miss Cranston Diner II, LLC and Miss Cranston II Realty, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/17/2039	91.3	91.3	88.4	0.05%
Wired, LLC and Moulison North Corporation	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/3/2024	150.1	146.4	126.6	0.08%
Honeyspot Investors, LLP and Pace Motor Lines Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	6/30/2039	875.3	870.1	859.1	0.52%
iFood, Inc. dba Steak N Shake	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2039	629.8	625.2	549.0	0.33%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Wired, LLC and Moulison North Corporation	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/30/2024	500.0	484.4	419.1	0.25%
AMG Holding, LLC and Stetson Automotive, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/30/2039	208.0	206.5	206.3	0.12%
Lisle Lincoln II Limited Partnership dba Lisle Lanes LP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/30/2024	100.0	96.9	92.5	0.06%
Highway Striping Inc.	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	6/30/2024	53.1	51.5	43.1	0.03%
FHJE Ventures, LLC and Eisenreich II Inc. dba Breakneck Tavern	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/27/2039	321.8	319.6	303.4	0.18%
JPM Investments, LLC and Carolina Family Foot Care P.A.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/26/2039	136.1	135.5	130.5	0.08%
Zinger Hardware and General Merchant Inc.	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/26/2024	110.5	107.1	94.9	0.06%
Nikobella Properties, LLC and JPO Inc. dba Village Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/25/2039	476.3	472.8	451.7	0.27%
RDJ Maayaa Inc. dba RDJ Distributors	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/23/2024	8.7	8.3	6.7	—%
Big Sky Plaza, LLC and Strickland, Incorporated	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/20/2039	233.4	231.7	220.0	0.13%
510 ROK Realty, LLC dba ROK Health and Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/19/2024	332.0	322.2	304.3	0.18%
Nirvi Enterprises, LLC dba Howard Johnson / Knights Inn	Accommodation	Term Loan	Prime plus 2.75%	6/17/2039	920.3	913.5	912.5	0.55%
Hotels of North Georgia, LLC dba Comfort Inn and Suites	Accommodation	Term Loan	Prime plus 2.75%	6/17/2039	837.5	831.4	825.4	0.50%
Global Educational Delivery Services, LLC	Educational Services	Term Loan	Prime plus 2.75%	6/16/2024	60.0	58.3	57.3	0.03%
GPG Real Estate Holdings, LLC and GPG Enterprises Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/13/2039	322.1	319.7	299.2	0.18%
Rainbow Dry Cleaners	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/13/2024	122.5	118.7	100.1	0.06%
GPG Real Estate Holdings, LLC (OC) GPG Enterprises Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/13/2039	162.5	40.4	40.4	0.02%
NVR Corporation dba Discount Food Mart	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/11/2039	68.3	67.5	67.4	0.04%
Sico & Walsh Insurance Agency Inc. and The AMS Trust	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	6/6/2039	250.0	249.2	232.9	0.14%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Sujata Inc. dba Stop N Save Food Mart	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/3/2024	22.5	21.8	18.0	0.01%
Long Island Barber Institute Inc.	Educational Services	Term Loan	Prime plus 2.75%	6/2/2039	55.5	55.1	51.5	0.03%
CJR LLC (EPC) and PowerWash Plus, Inc. (OC)	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/30/2024	53.0	51.0	46.6	0.03%
Pocono Coated Products, LLC	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/30/2024	22.5	21.7	19.9	0.01%
R. A. Johnson, Inc. dba Rick Johnson Auto & Tire	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	5/29/2039	943.8	935.8	934.7	0.56%
Wilton Dental Care P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/29/2024	128.1	125.6	100.4	0.06%
EGM Food Services Inc. dba Gold Star Chili	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2024	19.2	18.5	15.4	0.01%
Jonesboro Health Food Center, LLC	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	5/27/2024	60.0	57.8	45.7	0.03%
USI Properties, LLC dba U Store It	Real Estate	Term Loan	Prime plus 2.75%	5/23/2039	144.6	143.4	141.0	0.08%
Bay State Funeral Services, LLC (EPC) and Riley Funeral Home Inc.(OC)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/21/2039	134.9	134.1	133.9	0.08%
Hae M. and Jin S. Park dba Buford Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/15/2039	166.5	164.3	151.0	0.09%
Moochie's, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/13/2024	100.5	97.9	79.3	0.05%
The River Beas, LLC and Punam Singh	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/8/2039	90.3	89.5	84.8	0.05%
AS Boyals, LLC dba Towne Liquors	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/29/2039	117.5	116.3	116.2	0.07%
Winter Ventures Inc. and 214 N Franklin LLC	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/29/2024	62.6	59.9	53.0	0.03%
ENI Inc., Event Networks Inc., ENI Worldwide, LLC and Spot Shop Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/25/2024	500.0	478.1	376.8	0.23%
Gerami Realty, LC (EPC) Sherrill Universal City Corral, LP	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/23/2027	78.8	76.4	73.4	0.04%
Complete Body & Paint, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/23/2039	20.8	20.6	20.5	0.01%
Island Wide Realty, LLC and Long Island Partners, Inc.	Real Estate	Term Loan	Prime plus 2.75%	4/22/2039	103.8	102.7	102.6	0.06%
Aiello's Pizzeria, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/18/2024	42.8	40.9	34.0	0.02%
Wilshire Media Systems Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/17/2024	186.3	178.1	145.5	0.09%
Family Ties Supply Corp. dba Best Cookies & More dba Cookie Factory Out	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	4/16/2024	53.1	50.8	39.8	0.02%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
R2 Tape Inc. dba Presto Tape	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	4/10/2024	78.8	75.3	74.0	0.04%
1899 Tavern & Tap, LLC and Ale House Tavern & Tap, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/9/2039	137.5	135.2	130.7	0.08%
Eagle Aggregate Transportation, LLC and Eagle Pneumatic Transport, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	3/31/2024	1,250.0	712.3	689.3	0.41%
Hodges Properties, LLC and Echelon Enterprises Inc. dba Treads Bicycle	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	3/31/2039	449.0	443.7	427.6	0.26%
Dantanna's Tavern, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2024	164.3	158.2	133.2	0.08%
RDT Enterprises, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/31/2028	141.2	137.1	135.6	0.08%
Kemmer, LLC (EPC) and Pitts Package Store, Inc.(OC)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/31/2039	117.5	116.3	99.7	0.06%
Little People's Village II, LLC (OC) and Iliopoulos Realty, LLC (EPC)	Social Assistance	Term Loan	Prime plus 2.75%	3/31/2039	101.5	100.9	91.1	0.05%
Little People's Village II, LLC (OC) and Iliopoulos Realty, LLC (EPC)	Social Assistance	Term Loan	Prime plus 2.75%	3/31/2039	92.1	91.5	82.6	0.05%
Wilban, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/28/2039	427.5	422.5	403.8	0.24%
Lake Area Autosound, LLC and Ryan H. Whittington	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	7/28/2039	125.0	125.0	116.8	0.07%
TC Business Enterprises, LLC dba Sky Zone Indoor Trampoline Park	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/27/2024	290.1	280.8	229.0	0.14%
Sapienzo Properties, LLC (EPC) CNS Self-Storage Inc. (OC)	Real Estate	Term Loan	Prime plus 2.75%	3/27/2039	193.8	190.6	190.4	0.11%
Hascher Gabelstapler Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/26/2024	143.3	136.1	122.5	0.07%
Knowledge First Inc. dba Magic Years of Learning and Kimberly Knox	Social Assistance	Term Loan	Prime plus 2.75%	3/21/2039	145.0	143.5	132.2	0.08%
636 South Center Holdings, LLC and New Mansfield Brass and Aluminum Co.	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	3/20/2039	497.5	491.5	490.9	0.29%
Cormac Enterprises and Wyoming Valley Beverage Incorporated	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/20/2039	110.8	109.6	109.5	0.07%
Kinisi, Inc. dba The River North UPS Store	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/18/2024	41.3	38.4	33.8	0.02%
Tortilla King, Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	3/14/2029	1,033.1	1,011.0	903.2	0.54%
SE Properties 39 Old Route 146, LLC (EPC) SmartEarly Clifton Park, LLC	Social Assistance	Term Loan	Prime plus 2.75%	3/14/2039	408.0	404.4	400.5	0.24%
Tortilla King Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	3/14/2039	216.9	214.3	193.3	0.12%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Bowl Mor, LLC dba Bowl Mor Lanes and Spare Lounge, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/13/2039	223.5	220.9	220.6	0.13%
Avayaan2, LLC dba Island Cove	Gasoline Stations	Term Loan	Prime plus 2.75%	3/7/2039	157.5	155.6	148.6	0.09%
Onofrio's Fresh Cut Inc.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/6/2024	75.0	71.4	65.7	0.04%
J&M Concessions, Inc.dba A-1 Liquors	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/3/2039	135.6	134.0	120.8	0.07%
R & R Boyal, LLC dba Cap N Cat Clam Bar and Little Ease Tavern	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/28/2039	417.5	412.1	386.2	0.23%
Summit Beverage Group, LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	2/28/2024	350.6	330.8	293.6	0.18%
Faith Memorial Chapel, LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2039	214.2	211.4	194.6	0.12%
952 Boston Post Road Realty, LLC and HNA, LLC dba Styles International	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2039	211.0	208.3	192.3	0.12%
Choe Trade Group Inc. dba Rapid Printers of Monterey	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	2/28/2024	159.3	150.3	143.1	0.09%
Pindar Associates, LLC, Pidar Vineyards, LLC, Duck Walk Vineyards Inc.	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	2/25/2024	712.3	672.0	659.9	0.40%
96 Mill Street, LLC, Central Pizza, LLC and Jason Bikakis George Bikaki	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/12/2039	141.3	139.4	139.2	0.08%
JWB Industries, Inc. dba Carteret Die Casting	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	2/11/2024	280.0	264.1	217.5	0.13%
Sovereign Communications, LLC	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	2/7/2024	907.8	856.3	688.8	0.41%
986 Dixwell Avenue Holding Company, LLC(EPC) and Mughali Foods, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/7/2039	99.1	98.2	93.5	0.06%
Awesome Pets II Inc. dba Mellisa's Pet Depot	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	2/7/2024	83.2	79.5	66.1	0.04%
Robert Star Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/5/2024	46.8	44.2	43.4	0.03%
Atlas Mountain Construction, LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	1/28/2024	16.5	15.5	15.2	0.01%
Sarah Sibadan dba Sibadan Agency	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	1/27/2039	129.4	127.5	124.3	0.07%
3Fmanagement, LLC and ATC Fitness Cape Coral, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	1/24/2024	425.0	398.2	334.1	0.20%
JDR Industries Inc dba CST-The Composites Store	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	1/21/2024	140.3	131.4	112.4	0.07%
Icore Enterprises Inc. dba Air Flow Filters Inc.	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	1/15/2024	21.8	20.4	20.0	0.01%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Nutmeg North Associates, LLC (OC) Steeltech Building Products Inc.	Construction of Buildings	Term Loan	Prime plus 2.75%	12/31/2038	897.8	883.5	814.7	0.49%
Carl R. Bieber, Inc. dba Bieber Tourways/Bieber Transportation	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2027	712.5	692.9	675.7	0.41%
S.Drake, LLC dba Express Employment Professionals of Ann Arbor, Michigan	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/31/2023	18.8	17.8	14.2	0.01%
CLU Amboy, LLC (EPC) and Amboy Group, LLC (OC) dba Tommy Moloney's	Food Manufacturing	Term Loan	Prime plus 2.75%	12/27/2023	656.3	620.0	608.6	0.37%
Shane M. Howell and Buck Hardware and Garden Center, LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/27/2038	322.5	317.2	289.5	0.17%
Superior Disposal Service, Inc.	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	12/26/2023	240.5	223.8	206.3	0.12%
KK International Trading Corporation	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/23/2028	190.0	182.6	169.9	0.10%
AIP Enterprises, LLC and Spider's Web Inc dba Black Widow Harley-Davidson	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/20/2038	962.5	946.7	936.7	0.56%
JackRabbit Sports Inc.	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	12/20/2023	581.3	535.9	526.0	0.32%
Mosley Auto Group, LLC dba America's Automotive	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/20/2038	221.5	217.9	212.2	0.13%
Kurtis Sniezek dba Wolfe's Foreign Auto	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/20/2038	88.9	87.4	87.3	0.05%
PLES Investements, LLC and John Redder, Pappy Sand & Gravel, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/19/2038	555.3	546.2	508.3	0.31%
Lefont Theaters Inc.	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/19/2023	14.4	13.4	11.6	0.01%
TAK Properties, LLC and Kinderland Inc.	Social Assistance	Term Loan	Prime plus 2.75%	12/18/2038	405.0	398.4	373.6	0.22%
Any Garment Cleaner-East Brunswick, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/18/2023	53.8	50.0	46.0	0.03%
TOL, LLC dba Wild Birds Unlimited	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	12/13/2023	18.0	17.3	14.8	0.01%
8 Minute Oil Change of Springfield Corporation and John Nino	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/12/2038	196.8	193.1	188.5	0.11%
920 CHR Realty, LLC (EPC) V. Garofalo Carting Inc (OC)	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	12/10/2038	418.1	411.3	410.6	0.25%
DKB Transport Corp.	Truck Transportation	Term Loan	Prime plus 2.75%	12/5/2038	138.8	136.5	136.3	0.08%
Firm Foundations Inc. David S Gaitan Jr and Christopher K Daigle	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/3/2023	545.8	507.7	441.3	0.27%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Firm Foundations Inc. David S Gaitan Jr and Christopher K Daigle	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/3/2038	104.3	102.5	90.3	0.05%
Spectrum Development, LLC and Solvit Inc & Solvit North, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/2/2023	387.3	360.3	313.0	0.19%
BVIP Limousine Service, LTD	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	11/27/2038	76.5	75.1	72.4	0.04%
Eco-Green Reprocessing, LLC and Denali Medical Concepts, LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	11/27/2023	67.2	62.1	50.6	0.03%
TNDV: Television, LLC	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	11/26/2038	253.8	249.2	234.9	0.14%
Veterinary Imaging Specialists of Alaska, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/26/2023	162.6	155.0	144.4	0.09%
Wallace Holdings, LLC (EPC) GFA International Inc. (OC)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.5%	11/25/2023	125.0	115.4	92.8	0.06%
AcuCall, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/21/2023	15.8	14.7	11.6	0.01%
Seven Peaks Mining Inc. and Cornerstone Industrial Minerals Corporation	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	11/18/2038	1,250.0	1,227.8	1,064.3	0.64%
Kids in Motion of Springfield, LLC dba The Little Gym of Springfield, IL	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/18/2023	45.0	42.3	34.5	0.02%
Kup's Auto Spa Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/15/2038	396.7	390.0	382.7	0.23%
Yousef Khatib dba Y&M Enterprises	Wholesale Electronic Markets and Agents and Brokers	Term Loan	Prime plus 2.75%	11/15/2023	75.0	69.3	56.7	0.03%
River Run Personnel, LLC dba Express Employment Professionals	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/15/2023	20.0	1.2	1.2	—%
Howell Gun Works, LLC	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	11/14/2023	8.3	7.7	6.1	—%
Armin and Kian Inc. dba The UPS Store 3714	Couriers and Messengers	Term Loan	Prime plus 2.75%	11/13/2023	56.5	52.2	41.0	0.02%
Polpo Realty, LLC (EPC) Polpo Restaurant, LLC (OC)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/6/2038	62.5	61.6	61.5	0.04%
Twinsburg Hospitality Group, LLC dba Comfort Suites	Accommodation	Term Loan	Prime plus 2.75%	10/31/2038	945.0	928.1	862.6	0.52%
Master CNC Inc. & Master Properties, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2038	596.6	585.0	524.2	0.31%
1 North Restaurant Corp. dba 1 North Steakhouse	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/31/2038	212.5	208.4	202.4	0.12%
Mid-Land Sheet Metal Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/31/2038	137.5	135.0	129.9	0.08%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Logistics Business Solutions Inc. dba The UPS Store	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/31/2023	50.0	46.5	41.8	0.03%
Janice B. McShan and The Metropolitan Day School, LLC	Social Assistance	Term Loan	Prime plus 2.75%	10/31/2023	42.8	40.4	38.5	0.02%
Meridian Hotels, LLC dba Best Western Jonesboro	Accommodation	Term Loan	Prime plus 2.75%	10/29/2038	664.5	650.4	644.4	0.39%
New Image Building Services Inc. dba New Image Repair Services	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/29/2023	331.3	303.9	254.1	0.15%
A-1 Quality Services Corporation	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/29/2023	8.9	8.1	6.4	—%
Clairvoyant Realty Corp. and Napoli Marble & Granite Design, Ltd	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/24/2038	246.3	241.5	221.1	0.13%
Greenbrier Technical Services, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/24/2023	240.1	221.6	208.6	0.13%
Kelly Auto Care LLC dba Shoreline Quick Lube and Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/18/2023	87.5	80.3	67.2	0.04%
KenBro Enterprises LLC dba Hearing Aids by Zounds-Cherry Hill	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	10/18/2023	25.8	23.6	21.3	0.01%
Shepher Distr's and Sales Corp and The Lederer Industries Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/30/2023	1,050.0	956.4	938.7	0.56%
Fieldstone Quick Stop, LLC (OC) Barber Investments, LLC (EPC)	Gasoline Stations	Term Loan	Prime plus 2.75%	9/30/2038	676.3	667.1	598.7	0.36%
Cencon Properties, LLC and Central Connecticut Warehousing Company	Warehousing and Storage	Term Loan	Prime plus 2.75%	9/30/2038	344.5	337.8	333.3	0.20%
Lenoir Business Partners, LLC (EPC) LP Industries, Inc. dba Childforms	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	322.7	317.7	302.4	0.18%
Onofrios Enterprises, LLC (EPC) Onofrios Fresh Cut, Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	312.5	306.8	294.3	0.18%
Discount Wheel and Tire	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/30/2038	223.8	219.0	204.2	0.12%
Top Properties, LLC and LP Industries, Inc dba Childforms	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	120.0	117.9	117.7	0.07%
AGS Talcott Partners, Inc.	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	9/30/2023	117.8	107.3	84.2	0.05%
First Steps Real Estate Company, LLC (EPC) and First Steps Preschool	Social Assistance	Term Loan	Prime plus 2.75%	9/30/2038	97.6	95.6	86.8	0.05%
Gabrielle Realty, LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	9/27/2038	757.6	741.6	688.8	0.41%
Mitchellville Family Dentistry, Dr. Octavia Simkins-Wiseman, DDS, PC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/27/2038	335.1	328.0	310.9	0.19%
Handy 6391, LLC dba The UPS Store #6391	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/27/2023	62.5	58.3	57.3	0.03%
Eastside Soccer Dome, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2038	463.8	453.9	453.1	0.27%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
HJ & Edward Enterprises, LLC dba Sky Zone	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2023	262.5	246.8	222.6	0.13%
Anthony C Dinoto and Susan S P Dinoto	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/26/2038	100.0	98.0	97.8	0.06%
Southeast Chicago Soccer Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2038	51.3	50.2	50.1	0.03%
Kiddie Steps 4 You Inc.	Social Assistance	Term Loan	Prime plus 2.75%	9/25/2038	89.3	83.9	78.4	0.05%
Diamond Memorials Incorporated	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/25/2023	14.3	12.8	10.0	0.01%
Faith Memorial Chapel, LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/20/2038	268.4	262.7	249.0	0.15%
Serious-Fun in Alpharetta, LLC dba The Little Gym of Alpharetta	Educational Services	Term Loan	Prime plus 2.75%	9/20/2023	46.3	42.3	34.8	0.02%
Westville Seafood, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/19/2038	112.3	109.9	102.7	0.06%
Maynard Enterprises Inc. dba Fastsigns of Texarkana	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/18/2023	16.1	14.8	12.3	0.01%
Grafio Inc. dba Omega Learning Center-Acworth	Educational Services	Term Loan	Prime plus 2.75%	9/13/2023	156.3	142.3	118.8	0.07%
The Berlerro Group, LLC dba Sky Zone	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/12/2023	421.3	395.8	326.4	0.20%
Sound Manufacturing Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/12/2028	54.8	52.1	46.6	0.03%
Prospect Kids Academy Inc.	Educational Services	Term Loan	Prime plus 2.75%	9/11/2038	124.3	121.6	116.6	0.07%
Alma J. and William R. Walton (EPC) and Almas Child Day Care Center	Social Assistance	Term Loan	Prime plus 2.75%	9/11/2038	39.5	38.7	38.6	0.02%
B for Brunette, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/10/2023	53.4	49.3	39.1	0.02%
Schmaltz Holdings, LLC (EPC) and Schmaltz Operations, LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/4/2038	224.2	217.8	202.8	0.12%
ACI Northwest Inc.	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	8/30/2023	906.3	680.0	613.9	0.37%
IlOKA Inc. dba Microtech Tel and NewCloud Networks	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/30/2023	687.5	621.5	528.2	0.32%
Spectrum Radio Fairmont, LLC	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	8/30/2023	187.5	169.5	163.9	0.10%
Excel RP Inc.	Machinery Manufacturing	Term Loan	Prime plus 2.75%	8/30/2023	130.3	117.8	110.1	0.07%
Gulfport Academy Child Care and Learning Center, Inc.	Social Assistance	Term Loan	Prime plus 2.75%	8/30/2023	43.3	39.1	36.3	0.02%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Mojo Brands Media, LLC	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	8/28/2023	784.0	750.1	603.7	0.36%
Ramard Inc and Advanced Health Sciences Inc.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/28/2023	187.5	169.5	133.0	0.08%
RM Hawkins, LLC dba Pure Water Tech West and Robert M Hawkins	Nonstore Retailers	Term Loan	Prime plus 2.75%	8/26/2023	85.8	73.6	72.3	0.04%
JSIL LLC dba Blackstones Hairdressing	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/16/2023	19.5	17.7	14.8	0.01%
Jatcoia, LLC dba Plato's Closet	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	8/15/2023	65.0	52.3	51.0	0.03%
Island Nautical Enterprises, Inc. (OC) and Ingwall Holdings, LLC (EPC)	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	8/14/2038	445.0	343.0	312.3	0.19%
Caribbean Concepts, Inc. dba Quick Bleach	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/12/2023	22.5	20.5	16.7	0.01%
VesperGroup, LLC dba The Wine Cellar	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/5/2023	45.0	40.7	33.9	0.02%
Blacknorange2, LLC dba Popeyes Louisiana Kitchen	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2023	175.0	159.1	128.9	0.08%
209 North 3rd Street, LLC (EPC) Yuster Insurance Group Inc. (OC)	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/29/2038	83.9	81.8	78.2	0.05%
Majestic Contracting Services, Inc. dba Majestic Electric	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/26/2038	190.0	185.4	171.3	0.10%
Daniel W. and Erin H. Gordon and Silver Lining Stables CT, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/24/2023	11.3	10.1	9.9	0.01%
Angkor Restaurant Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/19/2038	93.0	90.8	88.3	0.05%
Harbor Ventilation Inc. and Estes Investment, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2038	92.1	90.0	84.5	0.05%
Tri County Heating and Cooling Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2023	87.8	78.8	73.7	0.04%
Morning Star Trucking. LLC and Morning Star Equipment and Leasing, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	7/17/2023	53.8	48.2	37.9	0.02%
Maxiflex, LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/28/2023	153.5	136.9	135.5	0.08%
JRA Holdings, LLC (EPC) Jasper County Cleaners Inc. dba Superior Cleaner	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/28/2038	121.0	117.9	118.9	0.07%
GIA Realty, LLC and VRAJ GIA, LLC dba Lakeview Laundromat	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/28/2038	97.5	95.0	95.8	0.06%
Emerald Ironworks Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/27/2023	72.0	64.4	56.4	0.03%
Contract Packaging Services Inc. dba Superior Pack Group	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/21/2023	851.8	764.3	690.4	0.41%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
2161 Highway 6 Trail, LLC (EPC)	Truck Transportation	Term Loan	Prime plus 2.75%	6/19/2026	1,250.0	912.6	903.4	0.54%
CBlakeslee Arpaia Chapman, Inc. dba Blakeslee Industrial Services	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	6/18/2028	875.0	821.3	819.1	0.49%
KDP, LLC and KDP Investment Advisors, Inc. and KDP Asset Management, Inc.	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/14/2023	343.8	306.2	263.6	0.16%
Elite Structures Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/12/2038	932.8	901.3	901.2	0.54%
(EPC) Absolute Desire, LLC and Mark H. Szierer (OC) Sophisticated Smile	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/5/2038	188.3	183.7	172.4	0.10%
(EPC) Willowbrook Properties, LLC (OC) Grove Gardens Landscaping Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/5/2038	186.3	181.5	177.9	0.11%
Maciver Corporation dba Indie Rentals and Division Camera	Rental and Leasing Services	Term Loan	Prime plus 2.75%	5/31/2023	440.8	390.3	363.0	0.22%
RKP Service dba Rainbow Carwash	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/31/2023	300.0	268.2	232.8	0.14%
Europlast Ltd.	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	5/31/2023	162.0	157.4	151.0	0.09%
RXSB, Inc. dba Medicine Shoppe	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	5/30/2023	186.3	165.5	140.1	0.08%
Gregory P Jellenek OD and Associates PC dba Gregory P Jellenek OD	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/28/2023	63.5	56.2	51.2	0.03%
Ryan D. Thornton and Thornton & Associates, LLC	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	5/24/2023	68.8	58.7	49.7	0.03%
Insurance Problem Solvers, LLC	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	5/20/2023	17.1	15.1	12.8	0.01%
Hybrid Racing, LLC.	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	5/15/2023	116.3	103.4	92.8	0.06%
Atlas Mountain Construction, LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	5/13/2038	127.3	123.8	124.8	0.07%
PowerWash Plus, Inc. and CJR, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/30/2038	550.0	534.1	512.2	0.31%
Peanut Butter & Co., Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	4/30/2023	100.0	87.7	75.1	0.05%
Brothers International Desserts	Food Manufacturing	Term Loan	Prime plus 2.75%	4/26/2023	230.0	201.8	185.1	0.11%
Kidrose, LLC dba Kidville Riverdale	Educational Services	Term Loan	Prime plus 2.75%	4/22/2023	78.8	69.9	62.3	0.04%
SFAM Parsippany LLC dba Cups Frozen Yogurt	Food Services and Drinking Places	Term Loan	6%	4/19/2023	121.3	46.3	45.8	0.03%
Vernon & Stephanie Scott and Little Stars Day Care Center, Inc.	Educational Services	Term Loan	Prime plus 2.75%	4/18/2038	151.0	146.7	147.9	0.09%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Capital Scrap Metal, LLC and Powerline Investment, LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/29/2038	500.0	463.9	467.5	0.28%
MRM Supermarkets Inc. dba Constantins Breads; Dallas Gourmet Breads	Food Manufacturing	Term Loan	Prime plus 2.75%	3/29/2038	336.0	325.8	303.2	0.18%
1258 Hartford TPKE, LLC (EPC) and Phelps and Sons, Inc. (OC)	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/29/2038	124.6	120.8	114.3	0.07%
A & M Commerce, Inc. dba Cranberry Sunoco	Gasoline Stations	Term Loan	Prime plus 2.75%	3/27/2038	330.3	320.0	313.9	0.19%
Xela Pack, Inc. and Aliseo and Catherine Gentile	Paper Manufacturing	Term Loan	Prime plus 2.75%	3/27/2028	271.8	252.1	250.6	0.15%
Neyra Industries, Inc. and Edward Neyra	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	3/27/2023	217.5	189.4	185.0	0.11%
Gator Communications Group, LLC dba Harvard Printing Group	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/27/2023	17.3	15.5	14.2	0.01%
American Diagnostic Imaging, Inc. dba St. Joseph Imaging Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/25/2038	537.5	521.1	497.8	0.30%
Michael A. and Heather R. Welsch dba Art & Frame Etc.	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/22/2038	67.5	65.4	63.9	0.04%
M & H Pine Straw Inc. and Harris L. Maloy	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/21/2023	288.8	251.6	235.9	0.14%
Truth Technologies Inc. dba Truth Technologies Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/21/2023	79.5	69.2	60.1	0.04%
J. Kinderman & Sons Inc., dba BriteStar Inc.	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	3/20/2023	181.3	157.8	156.0	0.09%
Stellar Environmental, LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/18/2023	56.3	49.0	46.7	0.03%
Sound Manufacturing, Inc. and Monster Power Equipment Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/15/2023	523.0	455.9	417.3	0.25%
N.S and Z, Inc. dba Panos Pastry and Bakery and Jovinar's Chocolates	Food Manufacturing	Term Loan	Prime plus 2.75%	3/15/2038	129.3	125.5	126.5	0.08%
Golden Gate Lodging, LLC (OC)	Accommodation	Term Loan	Prime plus 2.75%	3/12/2038	115.0	111.5	108.9	0.07%
Aldine Funeral Chapel, LLC dba Aldine Funeral Chapel	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/8/2038	73.8	35.5	35.8	0.02%
River Club Golf Course Inc. dba The River Club	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2038	475.2	459.9	445.9	0.27%
Bakhtar Group, LLC dba Malmaison	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2023	103.8	90.4	76.6	0.05%
Osceola River Mill, LLC(EPC) Ironman Machine, Inc.(OC)	Machinery Manufacturing	Term Loan	Prime plus 2.75%	2/20/2038	86.3	83.5	81.5	0.05%
Grand Manor Realty, Inc. & Kevin LaRoe	Real Estate	Term Loan	Prime plus 2.75%	2/20/2023	21.8	19.0	16.1	0.01%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Java Warung, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/19/2038	51.0	49.5	48.5	0.03%
Pacheco Investments, LLC (EPC) Pacheco Brothers Gardening Inc. (OC)	Administrative and Support Services	Term Loan	Prime plus 2.75%	2/15/2038	425.0	410.0	403.5	0.24%
Nancy & Karl Schmidt (EPC) Moments to Remember USA, LLC	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	2/15/2038	106.3	102.9	100.6	0.06%
Orient Express, Inc. dba Spracht, Celltek, ODI	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	2/12/2023	84.9	72.4	61.3	0.04%
Knits R Us, Inc. dba NYC Sports/Mingle	Textile Mills	Term Loan	Prime plus 2.75%	2/11/2038	125.0	121.0	122.0	0.07%
North Country Transport, LLC	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	2/6/2023	15.0	13.0	12.8	0.01%
MJD Investments, LLC dba The Community Day School	Social Assistance	Term Loan	Prime plus 2.75%	1/31/2038	258.3	249.6	239.6	0.14%
EZ Towing, Inc.	Support Activities for Transportation	Term Loan	Prime plus 2.75%	1/31/2023	145.0	124.5	110.3	0.07%
Sherill Universal City dba Golden Corral	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/28/2038	440.5	427.4	411.7	0.25%
Macho LLC (EPC) Madelaine Chocolate Novelties Inc(OC) dba The Madelai	Food Manufacturing	Term Loan	Prime plus 2.75%	12/31/2037	500.0	484.6	488.3	0.29%
WI130, LLC (EPC) & Lakeland Group, Inc. (OC) dba Lakeland Electrical	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/31/2028	271.5	250.9	226.0	0.14%
Elegant Fireplace Mantels, Inc. dba Elegant Fireplace Mantels	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/31/2022	97.5	83.0	70.8	0.04%
John Duffy Fuel Co., Inc.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/28/2022	513.8	437.5	428.7	0.26%
Babie Bunnie Enterprises Inc. dba Triangle Mothercare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/28/2022	46.3	39.3	33.3	0.02%
Polpo Realty LLC (EPC) & Polpo Restaurant LLC (OC)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/27/2037	517.5	500.9	504.8	0.30%
Trailer One, Inc. and Trailer One Storage, Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/27/2022	166.8	142.0	140.3	0.08%
Martin L Hopp, MD PHD, A Medical Corp (OC)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2022	66.3	56.2	50.0	0.03%
Ezzo Properties, LLC and Great Lakes Cleaning, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/20/2027	389.6	357.0	317.0	0.19%
Pioneer Window Holdings, Inc. and Subsidiaries dba Pioneer Windows	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/20/2022	225.0	195.2	176.8	0.11%
The Amendments Group, LLC dba Brightstar	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/17/2022	22.5	19.1	18.9	0.01%
G.M. Pop's, Inc. & S.D. Food, Inc. dba Popeyes Louisiana Kitchen	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/11/2022	127.1	108.2	94.4	0.06%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Color By Number 123 Designs, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/11/2022	42.5	35.9	35.4	0.02%
Aegis Creative Communications, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/30/2022	387.5	302.5	256.0	0.15%
Cheryle A Baptiste and Cheryle Baptiste DDS PLLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/30/2037	286.5	277.1	272.1	0.16%
Summit Treatment Services, Inc. dba Summit Treatment Services	Social Assistance	Term Loan	Prime plus 2.75%	11/30/2037	136.5	131.9	118.7	0.07%
214 North Franklin, LLC and Winter Ventures, Inc.	Nonstore Retailers	Term Loan	Prime plus 2.75%	11/29/2037	153.9	148.2	140.7	0.08%
Daniel Gordon and Erin Gordon and Silver Lining Stables CT, LLC	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	11/28/2037	223.8	215.7	215.4	0.13%
Richmond Hill Mini Market, LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/27/2037	185.3	178.6	174.8	0.11%
D&L Rescources, Inc. dba The UPS Store	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	11/27/2022	9.8	8.2	7.0	—%
DRV Enterprise, Inc. dba Cici's Pizza # 339	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/26/2022	65.0	53.6	53.0	0.03%
Pioneer Windows Manufacturing Corp, Pioneer Windows	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	11/21/2022	275.0	236.7	214.2	0.13%
U & A Food and Fuel, Inc. dba Express Gas & Food Mart	Gasoline Stations	Term Loan	Prime plus 2.75%	11/21/2037	96.3	92.7	93.4	0.06%
Clean Brothers Company Inc. dba ServPro of North Washington County	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/21/2022	17.0	14.3	12.7	0.01%
R & J Petroleum, LLC (EPC) Manar USA, Inc. (OC)	Gasoline Stations	Term Loan	Prime plus 2.75%	11/20/2037	180.0	173.3	171.3	0.10%
PGH Groceries, LLC DBA The Great American Super	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/19/2037	68.8	66.3	64.9	0.04%
St Judes Physical Therapy P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/19/2022	21.0	17.7	17.5	0.01%
Hi-Def Imaging, Inc. dba SpeedPro Imaging	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/9/2022	22.2	18.7	16.5	0.01%
Reidville Hydraulics & Mfg Inc. dba Summit Farms, LLC	Machinery Manufacturing	Term Loan	Prime plus 2.75%	11/2/2037	265.9	256.2	237.4	0.14%
Big Apple Entertainment Partners, LLC d/b/a Ripley's Believe It or Not	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/26/2022	180.0	154.2	130.5	0.08%
Chickamauga Properties, Inc. and MSW Enterprises, LLP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/19/2022	59.8	50.0	49.4	0.03%
LA Diner Inc. dba Loukas L A Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/28/2037	677.5	652.1	657.0	0.39%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Spire Investment Partners, LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	9/28/2022	258.8	215.0	181.9	0.11%
ATC Fitness, LLC dba Around the Clock Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2022	180.0	154.0	143.8	0.09%
University Park Retreat, LLC dba Massage Heights	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/27/2022	76.0	63.0	62.3	0.04%
Europlast Ltd.	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/26/2022	743.9	680.4	655.1	0.39%
Forno Italiano Di Nonna Randazzo, LLC dba Nonna Randazzo's Bakery	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/26/2037	183.8	177.7	171.1	0.10%
LaSalle Market and Deli EOK Inc. and Rugen Realty, LLC dba LaSalle Mark	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/21/2037	252.3	242.1	232.1	0.14%
O'Rourkes Diner, LLC dba O'Rourke's Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/19/2037	65.5	62.9	59.7	0.04%
AdLarge Media, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/13/2022	250.0	207.7	175.7	0.11%
Vision Network Solutions, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/12/2022	19.5	16.2	13.7	0.01%
R2 Tape, Inc. dba Presto Tape	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/31/2037	367.5	352.1	354.7	0.21%
R2 Tape Inc. dba Presto Tape	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/31/2022	155.0	127.5	125.9	0.08%
AJK Enterprise, LLC dba AJK Enterprise, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	8/27/2022	16.5	13.6	13.1	0.01%
New Image Building Services, Inc. dba New Image Repair Services	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/23/2037	285.7	273.7	252.7	0.15%
Suncoast Aluminum Furniture, Inc.	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	8/17/2037	360.0	344.9	345.7	0.21%
Matchless Transportation, LLC dba First Class Limo	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	8/3/2022	185.0	153.1	139.8	0.08%
Hofgard & Co., Inc. dba HofgardBenefits	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/27/2022	107.3	87.4	81.8	0.05%
Georgia Safe Sidewalks, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/27/2022	15.0	12.1	11.1	0.01%
Scoville Plumbing & Heating Inc. and Thomas P. Scoville	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/25/2022	50.0	42.9	41.9	0.03%
Havana Central (NY) 5, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/29/2022	1,166.8	984.7	956.2	0.57%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Central Tire, Inc. dba Cooper Tire & Auto Services	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/29/2037	288.5	275.2	272.9	0.16%
WPI, LLC	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	6/29/2024	129.5	110.1	104.7	0.06%
Karykion, Corporation dba Karykion Corporation	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/28/2022	194.0	157.3	156.9	0.09%
Jenkins-Pavia Corporation dba Victory Lane Quick Oil Change	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/27/2037	69.8	66.5	66.9	0.04%
KIND-ER-ZZ Inc. dba Kidville	Educational Services	Term Loan	Prime plus 2.75%	6/15/2022	50.0	40.1	36.6	0.02%
Graphish Studio, Inc. and Scott Fishoff	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/14/2022	20.3	16.4	14.9	0.01%
TNDV: Television, LLC	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	6/13/2022	127.5	103.2	98.8	0.06%
Spectrumit, Inc, (OC) dba LANformation	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/31/2030	154.9	141.7	140.0	0.08%
5091, LLC and TR/AL, LLC d/b/a Cafe Africana	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/31/2037	121.3	115.8	116.4	0.07%
ALF, LLC (EPC) Mulit-Service Eagle Tires (OC)	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	5/31/2037	62.9	59.9	59.9	0.04%
Craig R Freehauf d/b/a Lincoln Theatre	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	5/31/2022	47.9	31.8	31.7	0.02%
Lefont Theaters, Inc.	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	5/30/2022	137.0	109.9	104.7	0.06%
Christou Real Estate Holdings, LLC dba Tops American Grill	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/17/2037	284.0	270.3	273.5	0.16%
Tracey Vita-Morris dba Tracey Vita's School of Dance	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	5/10/2022	22.5	18.1	16.5	0.01%
STK Ventures Inc. dba JP Dock Service & Supply	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/9/2037	131.8	126.1	125.3	0.08%
Bisson Transportation, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	5/7/2037	588.1	570.2	560.0	0.34%
Bisson Moving & Storage Company Bisson Transportation Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	5/7/2022	528.8	440.8	426.5	0.26%
Fair Deal Food Mart Inc. dba Neighbors Market	Gasoline Stations	Term Loan	Prime plus 2.75%	5/3/2037	381.3	363.0	370.4	0.22%
Custom Software, Inc. a Colorado Corporation dba M-33 Access	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	4/30/2022	125.0	103.1	101.7	0.06%
Tanner Optical, Inc. dba Murphy Eye Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/27/2022	8.3	6.6	6.4	—%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Gator Communications Group, LLC dba Harvard Printing Group	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	4/25/2022	228.8	187.7	176.1	0.11%
Zane Filippone Co Inc. dba Culligan Water Conditioning	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/12/2022	558.2	447.7	429.7	0.26%
Indoor Playgrounds Limited Liability Company dba Kidville	Educational Services	Term Loan	Prime plus 2.75%	4/5/2022	19.5	12.9	12.4	0.01%
Gator Communications Group, LLC dba Harvard Printing Group	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/30/2022	466.3	378.5	355.0	0.21%
Brandywine Picnic Park, Inc. and B.Ross Capps & Linda Capps	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/30/2031	231.5	212.5	215.1	0.13%
Access Staffing, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/30/2022	187.5	147.7	134.6	0.08%
Willow Springs Golf Course, Inc. & JC Lindsey Family Limited Partners	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/29/2037	755.4	721.9	736.3	0.44%
Manuel P. Barrera and Accura Electrical Contractor, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/23/2028	103.7	92.4	87.6	0.05%
Shweiki Media, Inc. dba Study Breaks Magazine	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/22/2027	1,178.8	1,036.8	997.5	0.60%
BCD Holdings, LLC and H-MA, LLC d/b/a/ Hawaii Mainland Administrators	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	3/2/2022	451.3	343.7	315.9	0.19%
ATC Fitness, LLC d/b/a Around the C	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2022	10.2	8.0	7.7	—%
ATI Jet, Inc.	Air Transportation	Term Loan	Prime plus 2.75%	12/28/2026	852.8	738.5	717.5	0.43%
J. Kinderman & Sons, Inc. dba Brite Star Manufacturing Company	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/22/2036	495.0	469.1	478.4	0.29%
K's Salon 1, LLC d/b/a K's Salon	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/20/2021	73.6	56.4	51.4	0.03%
15 Frederick Place, LLC & Pioneer Windows Holdings Inc. & Subs	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/16/2021	250.0	194.1	193.3	0.12%
GP Enterprises, LLC and Gibson Performance Corporation	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2036	727.5	686.5	700.0	0.42%
GP Enterprises, LLC and Gibson Performance Corporation	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2036	522.5	493.1	502.8	0.30%
M & H Pinestraw, Inc. and Harris L. Maloy	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/15/2021	238.3	183.0	172.7	0.10%
Maciver Corporation dba Indie Rentals & Division Camera	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/15/2021	130.8	99.9	97.5	0.06%
Taylor Transport, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	12/8/2021	515.5	387.6	375.2	0.23%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
City Sign Service, Incorporated	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	11/30/2025	165.8	142.0	140.3	0.08%
Scent-Sation, Inc. d/b/a Scent-Sation, Inc.	Textile Product Mills	Term Loan	Prime plus 2.75%	11/21/2021	337.5	285.2	284.0	0.17%
Thomas P. Scoville dba Scoville Plumbing & Heating, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/16/2021	62.5	47.4	47.2	0.03%
MRM Supermarkets, Inc. dba Constantin's Breads	Food Manufacturing	Term Loan	Prime plus 2.75%	11/10/2021	137.5	104.4	96.1	0.06%
K9 Bytes, Inc & Epazz, Inc dba K9 Bytes, Inc.	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	10/26/2021	58.8	44.2	40.7	0.02%
Keans Korner, LLC d/b/a MobiMart	Gasoline Stations	Term Loan	Prime plus 2.75%	10/25/2036	938.3	881.9	888.7	0.53%
28 Cornelia Street Properties, LLC and Zouk, Ltd.dba Palma	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/25/2021	22.5	16.9	16.8	0.01%
C & G Engines Corp.	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	9/30/2021	1,041.5	773.8	726.5	0.44%
Robert E. Caves, Sr. and American Plank dba Caves Enterprises	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/30/2021	302.5	224.8	221.6	0.13%
PTK, Incorporated dba Night N Day 24 HR Convenience Store	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/30/2036	137.5	129.0	130.2	0.08%
39581 Garfield, LLC and Tri County Neurological Associates, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2036	83.3	78.1	79.5	0.05%
39581 Garfield, LLC and Tricounty Neurological Associates, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2036	28.5	26.6	27.1	0.02%
Big Apple Entertainment Partners, LLC dba Ripley's Believe it or Not	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2021	1,070.0	792.3	721.8	0.43%
Polymer Sciences, Inc. dba Polymer Sciences, Inc.	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/28/2036	422.6	396.8	403.0	0.24%
Equity National Capital LLC & Chadbourne Road Capital, LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	9/26/2021	62.5	46.5	43.4	0.03%
Bryan Bantry Inc.	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/8/2021	400.0	203.3	185.3	0.11%
SBR Technologies d/b/a Color Graphics	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/31/2021	806.2	586.2	572.0	0.34%
Gator Communications Group, LLC dba Harvard Printing Group	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	8/31/2021	575.0	437.3	423.9	0.25%
Michael S. Decker & Janet Decker dba The Hen House Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/30/2036	16.4	15.4	15.4	0.01%
Qycell Corporation	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	8/19/2021	187.5	130.4	129.9	0.08%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Trademark Equipment Company Inc. and David A. Daniel	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	8/19/2036	133.6	125.1	125.1	0.08%
A & A Auto Care, LLC d/b/a A & A Auto Care, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/12/2036	101.0	94.8	96.2	0.06%
Valiev Ballet Academy, Inc.	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	8/12/2036	91.5	85.7	85.2	0.05%
LaHoBa, LLC d/b/a Papa John's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/3/2036	77.5	72.1	73.5	0.04%
Kelly Chon, LLC dba Shi-Golf	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	7/29/2021	17.5	9.4	9.4	0.01%
MTV Bowl, Inc. dba Legend Lanes	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/30/2036	248.5	232.3	234.7	0.14%
Lisle Lincoln II Limited Partnership dba Lisle Lanes LP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/29/2036	338.1	326.7	335.6	0.20%
Jenny's Wunderland, Inc.	Social Assistance	Term Loan	Prime plus 2.75%	6/29/2036	160.5	150.4	151.2	0.09%
Lavertue Properties, LLP dba Lavertue Properties	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/29/2036	44.8	42.0	43.1	0.03%
Spire Investment Partners, LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/22/2021	250.0	180.6	172.4	0.10%
Custom Software, Inc. a Colorado Corporation dba M-33 Access	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/17/2021	426.0	320.4	320.1	0.19%
Red Star Incorporated dba Pro Import Company	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/15/2036	184.8	172.8	175.9	0.11%
Pierce Developments, Inc. dba Southside Granite	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/13/2036	256.1	239.1	240.4	0.14%
Major Queens Body & Fender Corp.	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/10/2021	28.6	20.9	20.9	0.01%
J&K Fitness, LLC dba Physiques Womens Fitness Center	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/8/2036	449.3	421.0	428.6	0.26%
Peanut Butter & Co., Inc. d/b/a Peanut Butter & Co.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/3/2021	65.5	45.8	43.8	0.03%
Fleming Marketing, LLC dba Instant Imprints of Longmont	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/31/2021	7.5	5.4	5.3	—%
Demand Printing Solutions, Inc. and MLM Enterprises, LLC d/b/a Demand	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/27/2021	16.5	11.8	11.9	0.01%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Modern on the Mile, LLC dba Ligne Roset	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	5/25/2021	212.5	151.2	148.2	0.09%
MSM Healthcare Solutions, Inc. d/b/a BrightStar Care of Tinley Park	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/26/2021	46.0	32.5	31.0	0.02%
Music Mountain Water Company, LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	4/25/2036	138.1	128.2	131.7	0.08%
Profile Performance, Inc. and Eidak Real Estate, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/20/2036	127.5	118.6	121.8	0.07%
Northwind Outdoor Recreation, Inc. dba Red Rock Wilderness Store	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/18/2036	129.5	120.4	123.7	0.07%
3 A Realty, LLC dba Interior Climate Solutions, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/13/2036	170.0	157.6	158.6	0.10%
Maciver Corporation dba Indie Rentals	Rental and Leasing Services	Term Loan	Prime plus 2.75%	4/4/2021	625.0	440.3	437.5	0.26%
Danjam Enterprises, LLC dba Ariel Dental Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/30/2021	3.8	2.7	2.7	—%
Danjam Enterprises, LLC dba Ariel Dental Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/29/2023	93.0	71.0	70.6	0.04%
Michael S. Korfe dba North Valley Auto Repair	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/24/2036	15.5	14.4	14.8	0.01%
Actknowledge, Inc. dba Actknowledge	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/21/2021	57.3	40.1	38.2	0.02%
Stamford Car Wash d/b/a Stamford Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/11/2036	19.7	18.3	18.8	0.01%
Food & Beverage Associates Of N.J. Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/11/2021	10.0	6.8	6.8	—%
Key Products I&II, Inc. dba Dunkin' Donuts/Baskin-Robbins	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/10/2021	153.0	107.0	103.1	0.06%
Stephen Frank, Patricia Frank and Suds Express, LLC dba Frank Chiropra	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/25/2023	63.0	45.9	46.1	0.03%
SuzyQue’s, LLC dba Suzy Que’s	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/11/2036	61.0	56.7	58.0	0.03%
Little People’s Village, LLC dba Little People’s Village	Social Assistance	Term Loan	Prime plus 2.75%	1/31/2036	31.1	28.7	29.5	0.02%
Seagate Group Holdings, Inc. dba Seagate Logistics, Inc.	Support Activities for Transportation	Term Loan	Prime plus 2.75%	1/28/2036	113.4	104.7	107.5	0.06%
Joseph the Worker, Inc. d/b/a BrightStar of Plymouth County	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/28/2021	12.5	8.6	8.2	—%
Nicholas Dugger dba TNDV: Television LLC.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/24/2021	100.8	70.5	67.3	0.04%
Metro Used Cars Inc. dba Metro Auto Center	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	1/14/2027	117.6	98.5	98.6	0.06%
Patrageous Enterprises, LLC dba Incredibly Edible Delites of Laurel	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/29/2020	7.6	5.1	4.8	—%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Chickamauga Properties, Inc., MSW Enterprises, LLP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/22/2035	189.5	174.9	179.6	0.11%
Chickamauga Properties, Inc., MSW Enterprises, LLP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/22/2035	74.3	68.9	70.7	0.04%
Marine Container Services, Inc. & Management Consulting Brokerage, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	12/21/2020	50.3	33.8	33.8	0.02%
Shree OM Lodging, LLC dba Royal Inn	Accommodation	Term Loan	Prime plus 2.75%	12/17/2035	27.7	25.5	26.0	0.02%
Svetavots Corporation dba Brightstar Healthcare of Montgomery County	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/13/2020	20.5	13.8	13.1	0.01%
Lodin Medical Imaging, LLC dba Watson Imaging Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/1/2020	66.4	43.5	43.4	0.03%
Robert F. Schuler and Lori A. Schuler dba Bob’s Service Center	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/30/2035	34.0	31.3	32.1	0.02%
Justforfungames, Inc.	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	11/19/2035	50.0	45.3	46.4	0.03%
Any Garment Cleaner-East Brunswick, Inc. dba Any Garment Cleaner	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/18/2020	42.5	23.7	23.7	0.01%
Lebenthal Holdings, LLC and Lebenthal & Co., LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	11/16/2020	200.0	133.4	127.2	0.08%
West Cobb Enterprises, Inc. and Advanced Eye Associates, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/12/2035	148.7	136.9	138.2	0.08%
R2 Tape, Inc. dba Presto Tape	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	10/20/2020	224.4	148.2	147.4	0.09%
Lincoln Park Physical Therapy	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/20/2020	43.5	28.6	28.6	0.02%
Jade Automotive d/b/a Sears Hometown Store	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	10/6/2035	146.6	135.0	138.6	0.08%
Stamford Property Holdings, LLC & Stamford Car Wash, LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/4/2035	122.5	113.2	116.2	0.07%
Wise Forklift Inc.	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/1/2020	296.9	190.2	190.2	0.11%
Elan Realty, LLC and Albert Basse Asociates, Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	9/30/2035	228.2	209.1	214.5	0.13%
K9 Bytes, Inc. & Epazz, Inc. dba K9 Bytes, Inc.	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	9/30/2020	18.5	12.0	11.5	0.01%
Success Express, Inc. dba Success Express	Couriers and Messengers	Term Loan	Prime plus 2.75%	9/29/2020	91.8	59.6	56.8	0.03%
Adams & Hancock, LLC dba Brightstar Overland Park & Jordon & Pippen, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/27/2020	19.8	8.0	8.0	—%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Modern Manhattan, LLC	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	9/20/2020	204.0	133.1	127.6	0.08%
Dirk's Trucking, LLC dba Dirk's Trucking	Truck Transportation	Term Loan	Prime plus 2.75%	9/17/2020	17.7	11.4	11.1	0.01%
Newsome Trucking Inc. and Kevin Newsome	Truck Transportation	Term Loan	Prime plus 2.75%	9/2/2035	423.1	387.7	397.9	0.24%
California College of Communications, Inc.	Educational Services	Term Loan	Prime plus 2.75%	11/2/2020	172.5	113.9	108.6	0.07%
Rudy & Louise Chavez dba Clyde's Auto and Furniture Upholstery	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/2/2035	50.1	45.9	47.1	0.03%
DDLK Investments, LLC d/b/a Smoothie King	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/30/2020	7.5	4.5	4.5	—%
Kino Oil of Texas, LLC dba Kino Oil	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/27/2020	60.0	38.5	36.7	0.02%
Kino Oil of Texas, LLC dba Kino Company	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/27/2035	12.0	10.8	11.1	0.01%
Planet Verte, LLC d/b/a Audio Unlimited	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/20/2020	40.0	25.8	24.7	0.01%
Sunmar, Inc. dba Creative Cooking	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/19/2035	51.7	47.4	48.6	0.03%
Members Only Software	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/30/2020	40.3	25.7	25.1	0.02%
New Life Holdings, LLC and Certified Collision Services, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/29/2035	76.2	68.7	69.8	0.04%
Quest Logic Investments, LLC dba Dairy Queen	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2035	105.0	95.8	98.6	0.06%
ActKnowledge, Inc dba ActKnowledge	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/30/2020	50.0	31.4	31.5	0.02%
I-90 RV & Auto Supercenter	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/29/2035	74.9	68.2	70.3	0.04%
WeaverVentures, Inc. dba The UPS Store	Postal Service	Term Loan	Prime plus 2.75%	7/28/2020	23.8	15.1	14.7	0.01%
Zouk, Ltd. dba Palma	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/25/2020	27.5	17.7	17.7	0.01%
CJ Park Inc. dba Kidville Midtown West	Educational Services	Term Loan	Prime plus 2.75%	6/25/2020	26.4	13.3	12.9	0.01%
Emotion in Motion Dance Center Limited Liability Company	Personal and Laundry Services	Term Loan	Prime plus 2.75%	7/25/2020	5.4	2.7	2.7	—%
H.H. Leonards Trust and Potomac Fund, LLC	Accommodation	Term Loan	Prime plus 2.75%	7/23/2020	62.0	24.0	24.0	0.01%
B&B Fitness and Barbell, Inc. dba Elevations Health Club	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/22/2035	242.1	221.5	226.4	0.14%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Tanner Optical Inc. dba Murphy Eye Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/22/2035	94.6	86.6	88.0	0.05%
M & H Pine Straw, Inc. and Harris Maloy	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	7/10/2020	67.5	42.8	42.3	0.03%
Excel RP, Inc./Kevin and Joann Foley	Machinery Manufacturing	Term Loan	Prime plus 2.75%	7/8/2028	50.0	42.1	42.8	0.03%
ValleyStar, Inc. dba BrightStar Healthcare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2020	7.5	4.7	4.6	—%
ValleyStar, Inc. dba BrightStar HealthCare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2020	0.6	3.8	3.7	—%
Atlanta Vascular Research Organization, Inc. dba Atlanta Vascular Found	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/6/2020	24.3	15.6	15.6	0.01%
Diag, LLC dba Kidville	Educational Services	Term Loan	Prime plus 2.75%	6/21/2020	37.5	23.1	22.5	0.01%
Danjam Enterprises, LLC dba Ariel Dental Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/31/2035	204.0	185.2	188.7	0.11%
M & H Pine Straw, Inc. and Harris L. Maloy	Support Activities for Agriculture and Forestry	Term Loan	6%	4/30/2020	183.3	111.8	110.5	0.07%
Clearbay Enterprises, Inc. dba First Class Kennels	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/30/2034	60.0	53.9	55.4	0.03%
New Economic Methods, LLC dba Rita's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2020	24.8	1.1	1.1	—%
Cocoa Beach Parasail Corp. dba Cocoa Beach Parasail	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/26/2020	6.3	3.8	3.7	—%
Marine Container Services, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	4/25/2020	142.6	76.4	76.4	0.05%
JRJG, Inc. dba BrightStar HealthCare-Naperville/Oak Brook	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/23/2020	15.0	9.1	8.9	0.01%
Caring Hands Pediatrics, P.C. dba Caring Hands Pediatrics	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/9/2020	14.5	8.9	8.6	0.01%
Vortex Automotive, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/5/2035	76.6	69.4	71.0	0.04%
Adams and Hancock, LLC dba BrightStar Overland Park	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/31/2020	43.6	21.6	21.1	0.01%
ATC Fitness, LLC dba Around the Clock Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2019	15.0	8.0	8.0	—%
Lahoba, LLC dba Papa John's Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/30/2034	42.5	38.4	39.2	0.02%
Music Mountain Water Company, LLC dba Music Mountain Water Co.	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	12/29/2019	185.4	107.6	107.7	0.06%
Animal Intrusion Prevention Systems Holding Company, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/29/2024	126.5	94.9	94.4	0.06%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Bonet Kidz Inc. dba Kidville	Educational Services	Term Loan	Prime plus 2.75%	3/16/2020	15.5	6.4	6.3	—%
CMA Consulting dba Construction Management Associates	Construction of Buildings	Term Loan	Prime plus 2.75%	12/11/2019	58.5	32.9	32.0	0.02%
David A. Nusblatt, D.M.D, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/11/2019	9.0	5.2	5.2	—%
KMC RE, LLC & B&B Kennels	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/19/2034	58.3	52.4	53.5	0.03%
Demand Printing Solutions, Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	12/12/2019	10.0	5.7	5.7	—%
Planet Verte, LLC dba Audio Unlimited of Oceanside	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/28/2019	57.0	32.2	31.4	0.02%
Demand Printing Solutions, Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	10/29/2034	147.5	132.4	136.1	0.08%
Lebenthal Holdings, LLC and Lebenthal & Co., LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/29/2019	500.0	53.0	52.5	0.03%
Supreme Screw Products, Inc. and Misha Migdal	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	4/17/2019	308.2	152.5	152.5	0.09%
Gray Tree Service, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/18/2018	50.0	23.7	23.7	0.01%
Healthcare Interventions, Inc. dba Brightstar HealthCare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/15/2016	8.3	1.4	1.4	—%
Envy Salon & Spa, LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/4/2018	20.3	9.4	9.3	0.01%
Gourmet to You, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2019	12.1	5.7	5.7	—%
Carnagron, LLC dba GearBling	Apparel Manufacturing	Term Loan	Prime plus 2.75%	11/1/2018	6.9	3.1	3.1	—%
Grapevine Professional Services, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/22/2019	8.2	3.8	3.7	—%
Inflate World Corporation	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/30/2018	7.5	2.6	2.6	—%
Cool Air Solutions, Inc. dba Graham Heating & Air Conditioning	Specialty Trade Contractors	Term Loan	Prime plus 2%	12/27/2018	411.5	190.3	187.0	0.11%
Peter Thomas Roth Labs, LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/26/2018	425.0	189.0	188.5	0.11%
Dream Envy, Ltd. d/b/a Massage Envy	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/9/2018	88.0	39.8	39.7	0.02%
K & D Family and Associates, Inc. dba Philly Pretzel Factory	Food and Beverage Stores	Term Loan	Prime plus 2.75%	8/5/2018	81.3	35.2	35.2	0.02%
Seven Stars Enterprises, Inc. dba Atlanta Bread Company	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2018	86.3	36.0	36.0	0.02%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
CBA D&A Pope, LLC dba Christian Brothers Automotive	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/14/2018	144.9	61.5	61.3	0.04%
Gilbert Chiropractic Clinic, Inc.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/7/2018	22.5	9.1	9.1	0.01%
Beer Table, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/8/2018	10.5	3.7	3.7	—%
D & D's Divine Beauty School of Esther, LLC	Educational Services	Term Loan	6%	8/1/2031	57.7	53.9	55.4	0.03%
Daniel S. Fitzpatrick dba Danny's Mobile Appearance Reconditioning Service	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/29/2018	9.4	3.7	3.7	—%
Burks & Sons Development, LLC dba Tropical Smoothie Café	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/22/2018	49.8	19.6	19.7	0.01%
Shivsakti, LLC dba Knights Inn	Accommodation	Term Loan	Prime plus 2.75%	12/20/2032	92.5	78.9	81.2	0.05%
Bliss Coffee and Wine Bar, LLC	Food Services and Drinking Places	Term Loan	6%	3/19/2018	87.5	73.0	72.8	0.04%
Zog Inc.	Other Information Services	Term Loan	6%	3/17/2018	97.5	81.9	81.6	0.05%
Saan M.Saelee dba Saelee's Delivery Service	Truck Transportation	Term Loan	Prime plus 2.75%	3/12/2018	9.8	3.9	3.9	—%
A & A Acquisition, Inc. dba A & A International	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	2/15/2018	100.0	37.7	37.7	0.02%
Enewhere Custom Canvas, LLC	Textile Product Mills	Term Loan	Prime plus 2.75%	2/15/2018	12.0	4.7	4.7	—%
All American Printing	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	10/26/2032	69.8	40.1	41.3	0.02%
Seo's Paradise Cleaners, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/19/2018	9.8	3.2	3.2	—%
Signs of Fortune, LLC dba FastSigns	Miscellaneous Manufacturing	Term Loan	Prime plus 2.5%	4/3/2023	434.4	349.6	348.7	0.21%
Margab, Inc. dba Smoothie King	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/28/2017	44.0	16.2	16.1	0.01%
Ameritocracy, Inc dba Ben and Jerry's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/18/2017	168.8	59.7	59.7	0.04%
RCB Enterprises, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/18/2017	21.2	9.6	9.5	0.01%
Timothy S. Strange dba Strange's Mobile Apperance Reconditioning Service	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/17/2017	8.5	2.4	2.4	—%
Parties By Pat, Inc. and Jose M. Martinez Jr.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/11/2017	93.1	33.4	33.2	0.02%
Tammy's Bakery, Inc. dba Tammy's Bakery	Food Manufacturing	Term Loan	Prime plus 2.75%	12/10/2017	71.8	26.7	26.5	0.02%
Maria C. Sathre and David N. Sathre dba Black Forest Liquor Store	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/28/2017	18.6	6.6	6.6	—%
The Design Shop, LLC	Textile Mills	Term Loan	Prime plus 2.75%	11/27/2027	247.5	191.9	196.0	0.12%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
MJ Mortgage & Tax Services, Inc.	Credit Intermediation and Related Activities	Term Loan	Prime plus 2.75%	11/14/2017	6.9	2.3	2.3	—%
Kings Laundry, LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/30/2017	64.5	23.0	23.0	0.01%
Quality Engraving Services Inc. and Ian M. Schnaitman	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	10/17/2017	15.0	5.3	5.3	—%
Flourishing Fruits, LLC dba Edible Arrangements	Food Manufacturing	Term Loan	Prime plus 2.75%	12/29/2017	21.1	5.6	5.6	—%
Louis B. Smith dba LAQ Funeral Coach	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/15/2017	12.6	4.3	4.3	—%
Flint Batteries, LLC dba Batteries Plus of Flint	General Merchandise Stores	Term Loan	Prime plus 2.75%	8/29/2017	9.0	2.6	2.6	—%
1911 East Main Street Holdings, Corp.	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2032	15.8	13.3	13.7	0.01%
Metano IBC Services, Inc. and Stone Brook Leasing, LLC	Rental and Leasing Services	Term Loan	Prime plus 2.75%	8/17/2017	315.0	87.2	87.3	0.05%
Mala Iyer, MD dba Child and Family Wellness Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/11/2017	50.0	16.8	16.8	0.01%
South Dade Restoration Corp. dba Servpro of Kendall/Pinecrest	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/10/2016	61.8	11.5	11.5	0.01%
Twietmeyer Dentistry PA	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/30/2017	148.9	47.1	47.1	0.03%
Lynden Evans Clarke, Jr.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/16/2017	10.0	2.9	2.9	—%
Water Works Laundromat, LLC	Personal and Laundry Services	Term Loan	Prime plus 2.25%	9/7/2027	267.3	204.5	203.0	0.12%
L.C.N. Investments, L.L.C. dba Max Muscle Sports Nutrition	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	5/27/2017	12.8	3.3	3.3	—%
Dave Kris, and MDK Ram Corp.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/5/2026	221.0	37.6	38.3	0.02%
Saul A. Ramirez and Norma L. Trujillo	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/31/2017	6.0	1.6	1.6	—%
Eric R. Wise, D.C. dba Jamacha-Chase Chiropractic	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/30/2017	15.6	1.2	1.2	—%
No Thirst Software, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/26/2017	6.8	1.5	1.5	—%
Zeroln Media, LLC	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	4/25/2017	7.5	2.2	2.2	—%
CCIPTA, LLC	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	1/17/2017	47.0	3.0	3.0	—%
Gill Express Inc. dba American Eagle Truck Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	1/5/2027	286.9	213.1	217.6	0.13%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Kyoshi Enterprises, LLC	Educational Services	Term Loan	Prime plus 2.75%	12/29/2016	22.5	5.8	5.8	—%
Spain Street, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/29/2017	63.0	4.5	4.5	—%
Aillaud Enterprises, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/29/2017	13.8	0.9	0.9	—%
Nora A. Palma and Julio O Villcas	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/27/2017	56.3	3.1	3.1	—%
Jojan, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.25%	12/18/2031	204.8	41.0	40.7	0.02%
Misri Liquors, Inc.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/18/2016	67.5	16.7	16.7	0.01%
Contractors Pumping Service, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/3/2016	9.9	0.9	0.9	—%
Vincent Allen Fleece dba Living Well Accessories and Water Camel	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/1/2016	3.8	0.8	0.8	—%
Houk Enterprises, Inc. d/b/a Max Muscle	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	10/27/2019	46.3	8.1	8.2	—%
Smooth Grounds, Inc.	Food Services and Drinking Places	Term Loan	8%	10/11/2016	64.5	39.3	39.3	0.02%
Barr-None Coating Applicators, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/20/2016	113.8	5.3	5.3	—%
Nelson Financial Services, LLC	Scenic and Sightseeing Transportation	Term Loan	Prime plus 2.75%	9/2/2016	57.0	3.0	3.0	—%
A + Quality Home Health Care, Inc.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/1/2016	22.5	1.7	1.7	—%
Flint Batteries, LLC	General Merchandise Stores	Term Loan	Prime plus 2.75%	7/21/2016	46.9	7.9	7.9	—%
Tesserah Tile Design, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2016	7.1	1.1	1.1	—%
It's A Buffalo	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/26/2016	219.8	39.6	39.6	0.02%
Pro Levin Yoga, Incorporated d.b.a. Bikram's Yoga College	Educational Services	Term Loan	Prime plus 2.75%	5/12/2016	16.4	3.1	3.1	—%
Cocoa Beach Parasail Corp.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/5/2016	8.9	1.6	1.6	—%
Maynard Enterprises, Inc.	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	3/22/2016	22.5	1.4	1.4	—%
Fran-Car Corporation dba Horizon Landscape Management	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/3/2028	407.8	179.8	184.0	0.11%
Head To Toe Personalized Pampering, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/27/2031	52.0	9.8	10.0	0.01%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Olympia Fields Eyecare, Ltd.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/12/2016	15.0	1.9	1.9	—%
Spencer Fitness, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/11/2016	6.0	0.3	0.3	—%
Maxwell Place, LLC	Nursing and Residential Care Facilities	Term Loan	6%	12/1/2015	1,076.8	861.1	860.1	0.52%
Hillside Fence Company, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.25%	2/1/2020	206.5	61.5	61.2	0.04%
The K Dreyer Company	General Merchandise Stores	Term Loan	Prime plus 2.75%	12/20/2015	62.5	2.0	2.0	—%
Tuan D. Dang, OD, PA	Ambulatory Health Care Services	Term Loan	Prime plus 2.25%	12/7/2015	77.0	11.4	11.4	0.01%
Christopher F. Bohon & Pamela D. Bohon	Social Assistance	Term Loan	Prime plus 2.75%	10/28/2026	14.2	3.7	3.8	—%
Champion Pest Control Systems, Inc.	Administrative and Support Services	Term Loan	6%	10/20/2015	39.0	4.0	4.0	—%
JackRabbit Sports, Inc.	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	10/13/2015	125.0	14.1	14.0	0.01%
Polaris Press, LLC	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	9/29/2015	21.5	0.7	0.7	—%
Shree Om Lodging, LLC dba Royal Inn	Accommodation	Term Loan	Prime plus 2.75%	5/2/2030	333.3	67.1	68.9	0.04%
Jenchad, Inc and Chadjen, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.125%	4/7/2025	462.5	55.9	55.2	0.03%
Pedzik's Pets, LLC	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	3/31/2030	53.5	9.9	10.1	0.01%
Nancy Carapelluci & A & M Seasonal Corner Inc.	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/1/2025	106.9	17.1	17.4	0.01%
Saralar Corporated dba The UPS Store #5232	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	1/21/2015	40.3	0.1	0.1	—%
Major Queens Body & Fender Corp.	Repair and Maintenance	Term Loan	Prime plus 3.75%	12/17/2014	71.1	0.1	—	—%
Moonlight Multi Media Production, Inc.	Other Information Services	Term Loan	5%	2/1/2025	19.7	4.5	4.6	—%
McCallister Venture Group, LLC and Maw's Vittles, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/30/2029	75.0	12.8	13.1	0.01%
Computer Renaissance dba Dante IT Services, Inc.	Electronics and Appliance Stores	Term Loan	Prime plus 3.75%	3/1/2018	100.0	3.8	3.9	—%
Prince Co., Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 1.5%	3/18/2029	187.5	31.7	30.0	0.02%
Chong Hun Im dba Kim's Market	Food and Beverage Stores	Term Loan	Prime plus 2.5%	2/27/2024	80.0	11.4	11.5	0.01%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
H & G Investments, L.C. dba Kwick Kar Josey Lane	Repair and Maintenance	Term Loan	5%	12/22/2028	317.5	92.1	88.7	0.05%
John B. Houston Funeral Home, Inc. dba George E. Cushnie Funeral Home	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/19/2028	78.8	13.7	14.0	0.01%
Center-Mark Car Wash, Ltd	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/18/2024	221.3	33.5	34.0	0.02%
Shuttle Car Wash, Inc. dba Shuttle Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.25%	11/10/2028	109.8	19.1	19.0	0.01%
Akshar Group, LLC	Accommodation	Term Loan	6%	11/5/2028	321.3	54.2	55.6	0.03%
Min Hui Lin	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/30/2028	134.3	19.5	20.0	0.01%
Delta Partners, LLC dba Delta Carwash	Repair and Maintenance	Term Loan	Prime plus 2.5%	4/5/2029	280.9	47.1	47.5	0.03%
Oz B. Zamir dba Zamir Marble & Granite	Specialty Trade Contractors	Term Loan	Prime plus 2.5%	8/6/2028	54.0	9.2	9.3	0.01%
D & M Seafood, LLC d/b/a Rick's Seafood	Food Manufacturing	Term Loan	Prime plus 2.75%	10/10/2015	400.0	1.5	1.5	—%
Rama, Inc. dba Staybridge Suites	Accommodation	Term Loan	Prime plus 2%	4/18/2026	750.0	445.9	437.4	0.26%
B & J Manufacturing Corporation and Benson Realty Trust	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2%	3/30/2021	250.0	26.2	25.9	0.02%
RAB Services, Inc. & Professional Floor Installations	Specialty Trade Contractors	Term Loan	Prime plus 2.5%	1/31/2023	62.5	8.8	8.9	0.01%
Taste of Inverness, Inc. dba China Garden	Food Services and Drinking Places	Term Loan	Prime plus 2%	6/29/2025	73.8	10.4	10.2	0.01%
Ralph Werner dba Werner Transmissions	Gasoline Stations	Term Loan	Prime plus 2.75%	12/29/2021	26.6	3.1	3.1	—%
M. Krishna, Inc. dba Super 8 Motel	Accommodation	Term Loan	Prime plus 2%	3/20/2025	250.0	11.1	11.0	0.01%
OrthoQuest, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2%	3/12/2022	56.8	6.0	5.9	—%
CPN Motel, LLC dba American Motor Lodge	Accommodation	Term Loan	Prime plus 2.25%	4/30/2024	379.0	37.1	36.9	0.02%
Track Side Collision & Tire, Inc.	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/16/2025	44.8	5.7	5.8	—%
Duttakrupa, LLC dba Birmingham Motor Court	Accommodation	Term Loan	Prime plus 2.25%	9/8/2023	98.8	14.4	14.3	0.01%
Deesha Corporation, Inc. dba Best Inn & Suites	Accommodation	Term Loan	Prime plus 2.25%	2/14/2025	250.0	32.5	32.3	0.02%
Maruti, Inc.	Accommodation	Term Loan	Prime plus 2.25%	11/25/2024	220.0	30.3	30.1	0.02%
Willington Hills Equestrian Center, LLC	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	10/19/2022	85.0	13.7	13.8	0.01%
LABH, Inc. t/a Ramada Ltd.	Accommodation	Term Loan	Prime plus 2.25%	9/27/2024	555.0	48.8	48.5	0.03%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Randall D. & Patricia D. Casaburi dba Pat's Pizzazz	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	3/13/2023	68.8	8.7	8.9	0.01%
Gain Laxmi, Inc. dba Super 8 Motel	Accommodation	Term Loan	Prime plus 2.25%	5/31/2023	202.5	24.9	24.8	0.01%
Naseeb Corporation	Accommodation	Term Loan	Prime plus 2.25%	3/31/2024	402.5	36.2	36.0	0.02%
La Granja Live Poultry Corp.	Food Manufacturing	Term Loan	Prime plus 2.75%	8/26/2018	54.0	3.8	3.8	—%
Stillwell Ave Prep School	Social Assistance	Term Loan	Prime plus 2.75%	1/14/2023	72.0	8.0	8.1	—%
Karis, Inc.	Accommodation	Term Loan	Prime plus 2%	12/22/2023	148.8	16.6	16.3	0.01%
Five Corners, Ltd.	Gasoline Stations	Term Loan	Prime plus 2.75%	12/11/2019	85.0	7.4	7.5	—%
Mimoza LLC, dba Tally Ho Inn	Food Services and Drinking Places	Term Loan	Prime plus 2.25%	10/7/2023	105.0	13.4	13.3	0.01%
Alyssa Corp dba Knights Inn	Accommodation	Term Loan	Prime plus 2.25%	9/30/2023	350.0	46.1	45.8	0.03%
Bhailal Patel dba New Falls Motel	Accommodation	Term Loan	Prime plus 2.75%	3/27/2023	100.0	5.4	5.4	—%
Pegasus Automotive, Inc.	Gasoline Stations	Term Loan	Prime plus 2.75%	12/23/2022	112.5	13.8	14.0	0.01%
Delyannis Iron Works	Fabricated Metal Product Manufacturing	Term Loan	6%	12/8/2022	16.0	1.8	1.8	—%
P. Agrino, Inc. dba Andover Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/18/2021	150.0	14.6	14.8	0.01%
Golden Elevator Co., Inc.	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	1/31/2022	50.0	2.6	2.7	—%
Mohamed Live Poultry Inc.	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	12/6/2021	36.8	4.0	4.0	—%
RJS Service Corporation	Gasoline Stations	Term Loan	Prime plus 2.75%	8/20/2021	79.0	8.4	8.5	0.01%
Chez RuRene Bakery	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/20/2017	150.0	49.4	51.0	0.03%
Total SBA Unguaranteed Performing Investments					$144,082.5	$121,505.9	$115,175.0	69.21%

SBA Unguaranteed Non-Performing Investments (3)
United Woodworking, Inc.	Wood Product Manufacturing	Term Loan	6%	12/20/2022	17.3	13.6	13.2	0.01%
Top Class, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/29/2020	4.7	3.3	—	—%
Top Class, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/28/2016	5.0	1.3	0.4	—%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Tequila Beaches, LLC dba Fresco Restaurant	Food Services and Drinking Places	Term Loan	6%	9/16/2021	21.0	15.8	11.8	0.01%
* Stormwise South Florida dba Stormwise Shutters	Specialty Trade Contractors	Term Loan	6%	11/7/2036	427.5	412.0	347.8	0.21%
* Stormwise South Florida dba Stormwise Shutters	Specialty Trade Contractors	Term Loan	6%	11/7/2036	204.0	201.6	172.2	0.10%
Sheikh M Tariq dba Selbyville Foodrite	Gasoline Stations	Term Loan	Prime plus 2.75%	3/13/2023	63.1	48.4	36.3	0.02%
Shamrock Jewelers, Inc.	Clothing and Clothing Accessories Stores	Term Loan	6%	12/14/2016	90.5	23.6	22.8	0.01%
Pyramid Real Estate Holdings, LLC dba Hoteps	Food Services and Drinking Places	Term Loan	6%	10/7/2022	12.7	8.9	8.8	0.01%
Pure Water Innovations, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/6/2016	3.4	1.0	1.0	—%
Professional Systems, LLC and Professional Cleaning	Administrative and Support Services	Term Loan	6%	7/30/2020	159.4	132.1	58.4	0.04%
Parth Dev, Ltd dba Amerihost Inn Hotel-Kenton	Accommodation	Term Loan	5%	10/3/2028	54.9	38.3	18.7	0.01%
Our Two Daughters LLC dba Washington's Restaurant	Food Services and Drinking Places	Term Loan	6%	6/18/2026	225.0	170.3	13.8	0.01%
Morris Glass and Construction	Specialty Trade Contractors	Term Loan	6%	3/7/2021	49.8	44.8	0.8	—%
Momentum Medical Group, Inc.	Ambulatory Health Care Services	Term Loan	8%	9/30/2015	244.2	159.7	5.0	—%
Midway Plaza 6, LLC & Adventure World Family Fun Center, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	6%	12/19/2029	200.0	167.6	134.0	0.08%
Lucil Chhor dba Baja Fresh #159	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/28/2022	49.1	30.0	15.4	0.01%
Las Torres Development, LLC dba Houston Event Centers	Real Estate	Term Loan	Prime plus 2.75%	8/27/2028	405.8	391.6	378.2	0.23%
Lamson and Goodnow Manufacturing Co. and Lamson and Goodnow, LLC	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/28/2037	197.1	187.0	116.1	0.07%
Krishna of Orangeburg, Inc.	Accommodation	Term Loan	6%	2/20/2032	41.8	10.3	10.0	0.01%
J Olson Enterprises LLC and Olson Trucking Direct, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	6/28/2025	737.6	704.5	692.4	0.42%
Hot Buckles, Inc.	Apparel Manufacturing	Term Loan	Prime plus 2.75%	6/27/2018	57.6	26.9	25.9	0.02%
Harrelson Materials Management, Inc.	Waste Management and Remediation Services	Term Loan	6%	6/24/2021	537.5	470.0	108.1	0.06%
Hampton's Restaurant Holding Company, LLC/Hampton's Restaurant #1, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2023	398.0	255.7	20.4	0.01%
Goetzke Chiropractic, Inc.	Ambulatory Health Care Services	Term Loan	6%	10/25/2017	7.3	3.1	0.6	—%
Franvest, Inc. dba Texas Hydro-Equipment Co.	Chemical Manufacturing	Term Loan	6%	8/23/2018	125.0	119.3	99.5	0.06%
Feinman Mechanical, LLC	Specialty Trade Contractors	Term Loan	6%	9/28/2028	323.0	305.2	70.6	0.04%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
E & I Holdings, LP & PA Farm Products, LLC	Food Manufacturing	Term Loan	6%	4/30/2030	1,248.8	1,238.0	481.4	0.29%
Dixie Transport, Inc. & Johnny D. Brown & Jimmy Brown & Maudain Brown	Support Activities for Transportation	Term Loan	5%	12/28/2035	145.9	144.6	53.1	0.03%
Dill Street Bar and Grill, Inc. and WO Entertainment, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/27/2027	122.9	112.3	41.7	0.03%
Design Video Communciations, Inc.	Professional, Scientific, and Technical Services	Term Loan	6%	2/18/2036	92.4	19.0	6.8	—%
D'Elia Auto Repair Inc. dba D'Elia Auto Body	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/26/2023	15.0	13.9	2.2	—%
DC Realty, LLC dba FOGO Data Centers	Professional, Scientific, and Technical Services	Term Loan	6%	3/23/2037	778.0	757.0	718.6	0.43%
DC Realty, LLC dba FOGO Data Centers	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/23/2022	376.0	258.5	245.4	0.15%
Crystal K. Bruens dba Howards Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/20/2020	6.2	2.8	2.8	—%
Bamboo Palace, Inc.	Food Services and Drinking Places	Term Loan	6%	11/20/2022	56.7	40.2	38.9	0.02%
Baker Sales, Inc. d/b/a Baker Sales, Inc.	Nonstore Retailers	Term Loan	6%	3/29/2036	490.0	467.0	406.5	0.24%
AWA Fabrication & Construction, LLC	Fabricated Metal Product Manufacturing	Term Loan	6%	4/30/2025	152.2	34.8	7.2	—%
AUM Estates, LLC and Sculpted Figures Plastic Surgery, Inc.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/12/2023	87.5	83.7	—	—%
AUM Estates, LLC and Sculpted Figures Plastic Surgery Inc.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/14/2038	618.7	603.9	355.2	0.21%
Dr. Francis E. Anders, DVM	Professional, Scientific, and Technical Services	Term Loan	6%	8/9/2015	4.6	1.6	1.6	—%
Elite Treats Enterprises, Inc. dba Rochelle Dairy Queen	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/24/2032	141.3	131.5	122.7	0.07%
LRCSL, LLC dba Daybreak Fruit and Vegetable Company	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/28/2021	75.1	53.0	32.6	0.02%
Harry B Gould dba Lake Athens Marina and Bait Shop	Accommodation	Term Loan	Prime plus 2.75%	12/28/2025	132.9	116.2	112.3	0.07%
* The Alba Financial Group, Inc.	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	11/13/2015	16.2	8.0	7.7	—%
* Milliken and Milliken, Inc. dba Milliken Wholesale Distribution	Merchant Wholesalers, Durable Goods	Term Loan	6%	6/10/2036	191.0	157.1	135.3	0.08%
* Almeria Marketing 1, Inc.	Personal and Laundry Services	Term Loan	8%	10/15/2015	10.2	5.0	4.8	—%
* Whirlwind Car Wash, Inc.	Repair and Maintenance	Term Loan	Prime plus 2%	4/9/2029	31.5	24.0	20.0	0.01%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
* West Experience, Inc., West Mountain Equipment Rental, Inc., Ski West Lodge	Amusement, Gambling, and Recreation Industries	Term Loan	6%	6/5/2026	68.9	50.2	43.8	0.03%
* The Lucky Coyote, LLC	Miscellaneous Manufacturing	Term Loan	6%	5/8/2017	44.9	14.4	11.8	0.01%
* TechPlayZone, Inc.	Social Assistance	Term Loan	Prime plus 2.75%	1/27/2016	7.6	1.0	0.9	—%
* Stokes Floor Covering Company Inc. and Robert E. Rainey, Jr.	Furniture and Home Furnishings Stores	Term Loan	6%	12/29/2035	122.0	110.4	94.1	0.06%
* Robin C. & Charles E. Taylor & Brigantine Aquatic Center, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	6%	9/14/2023	33.1	22.8	20.1	0.01%
* LJ Parker, LLC dba Kwik Kopy Business Center 120	Administrative and Support Services	Term Loan	7%	9/8/2014	61.8	33.2	26.6	0.02%
* Integrity Sports Group, LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	6%	3/6/2018	62.1	17.3	13.4	0.01%
* Guzman Group, LLC	Rental and Leasing Services	Term Loan	6%	1/30/2016	251.7	211.7	195.1	0.12%
* Groundworks Unlimited, LLC	Specialty Trade Contractors	Term Loan	6%	12/17/2023	116.1	97.1	85.0	0.05%
* Gotta Dance Studio, Inc. dba Gotta Dance Studio Academy of Performing	Educational Services	Term Loan	Prime plus 2.75%	11/16/2016	10.3	4.0	3.5	—%
* Furniture Company, LLC	Furniture and Home Furnishings Stores	Term Loan	7%	10/30/2015	6.4	1.4	1.3	—%
* Event Mecca, LLC	Other Information Services	Term Loan	6%	4/10/2023	14.3	13.3	8.9	0.01%
* E.W. Ventures, Inc. dba Swift Cleaners & Laundry	Personal and Laundry Services	Term Loan	—%	4/18/2017	209.1	92.7	76.0	0.05%
* DUCO Energy Services, a Limited Liability Company	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/20/2023	11.8	10.8	7.3	—%
* David M. Goens dba Superior Auto Paint & Body, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/26/2024	11.5	6.6	6.0	—%
* CCS, Services, Inc.	Administrative and Support Services	Term Loan	6%	2/28/2015	2.3	0.1	0.1	—%
* Camilles of Washington Inc.	Food Services and Drinking Places	Term Loan	6%	10/28/2015	16.4	1.5	1.5	—%
* Bwms Management, LLC	Food Services and Drinking Places	Term Loan	6%	7/7/2027	109.1	82.5	66.4	0.04%
* BCD Enterprises, LLC dba Progressive Tool and Nutmeg Tool	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/22/2026	506.9	418.3	333.1	0.20%
* Barnum Printing & Publishing, Co.	Printing and Related Support Activities	Term Loan	6%	7/29/2015	44.7	11.9	11.7	0.01%
* Auto Sales, Inc.	Motor Vehicle and Parts Dealers	Term Loan	6%	8/17/2023	13.9	6.7	6.2	—%
* Anmor Machining Company, LLC dba Anmor Machining Company	Fabricated Metal Product Manufacturing	Term Loan	6%	11/18/2026	192.5	146.5	110.5	0.07%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
KroBro Inc. d/b/a Village Coffee	Food Services and Drinking Places	Term Loan	6%	3/12/2020	200.0	10.0	—	—%
Konversashens Coffee LLC	Food Services and Drinking Places	Term Loan	6%	6/28/2016	64.4	4.9	—	—%
Total SBA Unguaranteed Non-Performing Investments					$11,637.2	$9,587.3	$6,302.3	3.79%

Total SBA Unguaranteed Investments					$155,719.7	$131,093.2	$121,477.3	73.00%

SBA Guaranteed Performing Investments (4)
BS Ventures, LLC dba Dink's Market	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/19/2039	161.3	161.3	182.9	0.11%
M & MM Management	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/19/2025	138.8	138.8	155.0	0.09%
The Jeweler's Inc.	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	12/19/2024	3,750.0	3,750.0	4,157.8	2.50%
Will Zak Management, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/19/2024	146.3	146.3	163.3	0.10%
Winter Ventures, Inc.	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/23/2024	1,404.9	1,404.9	1,564.7	0.94%
Atlantis of Daytona, LLC	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	12/23/2039	720.0	720.0	816.3	0.49%
Thermoplastic Services, Inc.	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	12/23/2039	4,500.0	4,500.0	5,060.5	3.04%
The Lodin Group, LLC and Lodin Health	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/23/2039	1,590.8	1,590.8	1,797.6	1.08%
Bowlerama Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/24/2039	3,607.5	3,607.5	4,058.4	2.44%
Beale Street Blues Company	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/22/2024	562.5	562.5	628.2	0.38%
Bear Creek Entertainment, LLC dba The Woods at Bear Creek	Accommodation	Term Loan	Prime plus 2.75%	12/30/2024	318.8	318.8	361.6	0.22%
Evans & Paul, LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/30/2024	671.3	671.3	749.6	0.45%
B & W Towing, LLC & Boychuck's Fuel, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/17/2039	493.5	493.5	559.9	0.34%
Grand Blanc Lanes, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/31/2039	399.0	399.0	452.7	0.27%
Homegrown for Good, LLC	Apparel Manufacturing	Term Loan	Prime plus 2.75%	11/26/2024	2,070.0	2,070.0	2,297.1	1.38%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Lake Area Autosound, LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	7/28/2039	375.0	375.0	425.4	0.26%
FHJE Ventures, LLC and Eisenreich II, Inc. dba Breakneck Tavern	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/27/2039	962.3	965.3	1,084.6	0.65%
Meridian Hotels, LLC	Accommodation	Term Loan	Prime plus 2.75%	11/25/2039	684.0	684.0	776.0	0.47%
Carolina Flicks dba The Howell Theatre	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	12/23/2032	489.8	489.8	538.7	0.32%
Kiddie Steps for You, Inc.	Social Assistance	Term Loan	Prime plus 2.75%	9/25/2038	267.8	254.8	286.7	0.17%
401 JJS Corp. and G Randazzo Trattoria Corp.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/23/2039	1,136.3	1,136.3	1,285.4	0.77%
FHJE Ventures, LLC and Eisenreich II, Inc. dba Breakneck Tavern	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/31/2039	736.5	484.8	545.7	0.33%
Miss Cranston Diner II, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/17/2039	273.8	273.8	308.8	0.19%
Wildwood Tavern dba Tavern Properties	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/15/2039	1,275.0	936.0	1,058.9	0.64%
iFood, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2024	1,137.3	871.6	973.4	0.58%
Alpha Prepatory Academy, LLC	Social Assistance	Term Loan	Prime plus 2.75%	8/15/2039	435.7	327.7	371.8	0.22%
GPG Real Estate Holdings, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/3/2024	487.5	121.6	137.9	0.08%
First Prevention & Dialysis Center, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/30/2024	714.8	234.2	261.5	0.16%
The Red Pill Management, Inc.	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	11/26/2024	162.8	86.1	96.2	0.06%
DC Real, LLC and DC Enterprises LTD	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/20/2039	358.1	281.7	329.5	0.20%
Total SBA Guaranteed Performing Investments					$30,031.4	$28,057.4	$31,486.1	18.92%
Total SBA Unguaranteed and Guaranteed Investments					$185,751.1	$159,150.6	$152,963.4	91.92%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Controlled Investments (5)
Advanced Cyber Security Systems, LLC (6) (13)	Data processing, hosting and related services.	50% Membership Interest	—%	—	—	—	—	—%
		Term Loan	3%	December 2014	1,120.0	381.0	—	—%
* Automated Merchant Services, Inc. (7) (13)	Data processing, hosting and related services.	100% Common Stock	—%	—	—	—	—	—%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
* Business Connect, LLC (8) (13)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	—	—	—%
		Term Loan	10%	December 2015	—	—	—	—%
* CCC Real Estate Holdings Co., LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	—	—	—%
CDS Business Services, Inc. (9) (13)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Common Stock	—%	—	—	—	496.0	0.30%
		Term Loan	1%	Various maturities through August 2016	4,228.0	4,228.0	1,483.0	0.89%
CrystalTech Web Hosting, Inc.	Data processing, hosting and related services.	100% Common Stock	—%	—	—	9,256.0	21,500.0	12.92%
* OnLAN, LLC (15) (17)	Professional, Scientific, and Technical Services	49% Membership Interests	—%	—	—	800.0	—	—%
* Exponential Business Development Co. Inc. (13)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Common Stock	—%	—	—	—	—	—%
* Bankcard Alliance of Alabama, LLC (10) (13)	Data processing, hosting and related services.	95% Membership Interests	—%	—	—	—	—	—%
* Fortress Data Management, LLC (13)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	—	—	—%
Newtek Insurance Agency, LLC (13)	Insurance Carriers and Related Activities	100% Membership Interests	—%	—	—	—	2,300.0	1.38%
PMTWorks Payroll, LLC (11) (13)	Data processing, hosting and related services.	80% Membership Interests	—%	—	—	—	920.0	0.55%
		Term Loan	12%	August 2015	935.0	935.0	—	—%
Secure CyberGateway Services, LLC (12) (13)	Data processing, hosting and related services.	66.7% Membership Interests	—%	—	—	—	—	—%
		Term Loan	7%	December 2016	2,400.0	2,400.0	2,400.0	1.44%
Small Business Lending, Inc. (13)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Common Stock	—%	—	—	—	2,900.0	1.74%
* Summit Systems and Designs, LLC (8) (13)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	—	—	—%
		Term Loan	10%	December 2007	—	—	—	—%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
* Texas Whitestone Group, LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	65.0	—	—%
Universal Processing Services of Wisconsin, LLC (13)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	—	45,500.0	27.34%
* Where Eagles Fly, LLC (13) (14)	Theatrical productions	95% Membership Interest	—%	—	—	—	—	—%
Total Controlled Investments					$8,683.0	$18,065.0	$77,499.0	46.57%

Investment in Money Market Funds					$—	$3,000.0	$3,000.0	1.80%

Total Investments					$194,434.1	$180,215.6	$233,462.4	140.29%

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
(5) Controlled Investments are disclosed above as equity investments (except as otherwise noted) in those companies that are “Controlled Investments” of the Company as defined in the Investment Company Act of 1940. A company is deemed to be a “Controlled Investment” of Newtek Business Services Corp. if Newtek Business Services Corp. owns more than 25% of the voting securities of such company.
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
Description of Business and Basis of Presentation for the Six Months Ended June 30, 2014 (Prior to BDC Conversion)
Prior to the Conversion, Newtek Business Services, Inc. was a holding company for several wholly and majority-owned subsidiaries, including twelve certified capital companies which are referred to as Capcos, and several portfolio companies in which the Capcos own non-controlling or minority interests. The Company provides a “one-stop-shop” for business services to the small and medium-sized business market and uses state of the art web-based proprietary technology to be a low cost acquirer and provider of products and services. The Company partners with companies, credit unions, and associations to offer its services.
The Company’s principal business segments were:
Electronic Payment Processing: Marketing third party credit card processing and check approval services to the small and medium-sized business market under the name of Newtek Merchant Solutions.
Managed Technology Solutions: CrystalTech Web Hosting, Inc., d/b/a Newtek Technology Services (“NTS”), offers shared and dedicated web hosting, data storage and backup services, cloud computing plans and related services to the small and medium-sized business market.
Small Business Finance: The segment was comprised of Small Business Lending, Inc., (“SBL”) a lender service provider for third-parties that primarily services government guaranteed U.S. Small Business Administration (“SBA”) loans and non-SBA loans; Newtek Small Business Finance, LLC (“NSBF”), a nationally licensed, SBA lender that originates, sells and services loans to qualifying small businesses, which are partially guaranteed by the SBA, and CDS Business Services, Inc. d/b/a Newtek Business Credit (“NBC”) which provides receivable financing and management services.
All Other: Businesses formed from investments made through Capco programs and others which could not be aggregated with other operating segments, including insurance and payroll processing.
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
Capco: Twelve certified capital companies which invest in small and medium-sized businesses. They generate non-cash income from tax credits and non-cash interest expense and insurance expenses in addition to cash management fees.
The condensed consolidated financial statements of Newtek Business Services Corp., its subsidiaries and consolidated entities have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include all wholly and majority-owned subsidiaries, and several portfolio companies in which the Capcos own non-controlling interest, or those variable interest entities of which Newtek is considered to be the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation. Non-controlling interests are reported below net income (loss) under the heading “Net loss attributable to non-controlling interests” in the unaudited condensed consolidated statements of income prior to the BDC Conversion.
Description of Business and Basis of Presentation for the Six Months Ended June 30, 2015 (Post BDC Conversion)

Newtek Business Services Corp. is a Maryland corporation which was formed in August 2013 and is an internally managed, closed-end investment company. The Company's investment strategy is to maximize the investment portfolio's return by generating current income from the debt investments the Company makes and generate dividend income from equity investments in controlled portfolio companies.
The following wholly-owned subsidiaries are consolidated in the financial statements of the Company:

•	Newtek Small Business Finance, LLC

•	The Whitestone Group, LLC

•	Wilshire Alabama Partners, LLC

•	Wilshire Colorado Partners, LLC

•	Wilshire DC Partners, LLC

•	Wilshire Holdings I, Inc.

•	Wilshire Holdings II, Inc.

•	Wilshire Louisiana Bidco, LLC

•	Wilshire Louisiana Partners II, LLC

•	Wilshire Louisiana Partners III, LLC

•	Wilshire Louisiana Partners IV, LLC

•	Wilshire New York Advisers II, LLC

•	Wilshire New York Partners III, LLC

•	Wilshire New York Partners IV, LLC

•	Wilshire New York Partners V, LLC

•	Wilshire Partners, LLC

•	Wilshire Texas Partners, LLC

•	CCC Real Estate Holdings Co., LLC

•	The Texas Whitestone Group, LLC

•	Newtek Business Services Holdco 1, Inc.
In addition to the wholly owned entities consolidated above, Exponential of New York, LLC is consolidated as the Company is determined to be the primary beneficiary.

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
NOTE 2—SIGNIFICANT ACCOUNTING POLICIES:
Fair Value

The Company applies fair value to certain of its financial instruments in accordance with ASC Topic 820 — Fair Value Measurements and Disclosures (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. In accordance with ASC Topic 820, the Company has categorized its financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy. Fair value is a market-based measure considered from the perspective of the market participant who holds the financial instrument rather than an entity-specific measure. Therefore, when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that management believes market participants would use in pricing the financial instrument at the measurement date.

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

Assets related to transactions that do not meet ASC Topic 860 — Transfers and Servicing (“ASC Topic 860”) requirements for accounting sale treatment are reflected in the Company’s consolidated statements of assets and liabilities as investments. Those assets are owned by the securitization trusts, and are included in the Company’s consolidated financial statements. The creditors of the special purpose entities have received security interests in such assets and such assets are not intended to be available to the creditors of the Company.

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Invested cash is held almost exclusively at financial institutions of high credit quality. The Company invests cash not held in interest free checking accounts or bank money market accounts mainly in U.S. Treasury only money market instruments or funds and other investment-grade securities. As of June 30, 2015, cash deposits in excess of FDIC deposit insurance and Securities Investor Protection Corporation (“SIPC”) insurance totaled approximately $8,714,000.

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

As a result of the Company’s conversion to a BDC and its intention to elect RIC status when it files its 2015 tax return, the Company reversed the balance of its deferred tax asset as of December 31, 2014, through additional paid-in capital on January 1, 2015.

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions, and would distribute such taxable income in the next tax year. The Company would then pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and six months ended June 30, 2015, no U.S. federal excise taxes were accrued.

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

Investment Income

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. When a loan becomes 90 days or more past due, or if we otherwise do not expect to receive interest and principal repayments, the loan is placed on non-accrual status and the recognition of interest income is discontinued. Interest payments received on loans that are on non-accrual status are treated as reductions of principal until the principal is repaid. Dividend income is recorded at the time dividends are declared. Distributions of earnings from portfolio companies are evaluated to determine if the distribution is income or return of capital.

We receive servicing income related to the guaranteed portions of SBA loan investments which we sell into the secondary market. These recurring fees are earned daily and recorded when earned. Servicing income is earned for the full term of the loan or until the loan is repaid.

We receive a variety of fees from borrowers in the ordinary course of conducting our business, including packaging, late payment and prepayment fees. All other income is recorded when earned. Other income is generally non-recurring in nature and earned as "one time" fees in connection with the origination of new debt investments with non-affiliates.

Investment transactions are accounted for on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the cost basis of investment, without regard to unrealized gains or losses previously recognized. The Company reports current period changes in the fair value of investments as a component of the net change in unrealized appreciation (depreciation) on investments in the condensed consolidated statements of operations.
New Accounting Standards

In May 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-07 "Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)." The update changes the requirements for the presentation of certain investments using the net asset value, providing a practical expedient to exclude such investments from categorization within the fair value hierarchy and make a separate disclosure. This ASU is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods. The Company does not expect this guidance to have a material impact on our condensed consolidated financial statements and disclosures.

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This update requires that debt issuance costs be presented in the balance sheet as a direct deduction from the debt liability. This ASU is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company is evaluating the impact of this update to its condensed consolidated financial statements and disclosures.

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
Reclassifications
Certain prior period amounts have been reclassified to conform to the current year presentation.
NOTE 3—INVESTMENTS:

Investments, all of which are with portfolio companies in the United States, consisted of the following at:

	June 30, 2015		December 31, 2014
	Cost	Fair Value	Cost	Fair Value
Money market funds	$226	$226	$3,000	$3,000
Non-affiliate debt investments	149,907	139,445	159,151	152,963
Controlled investments
Equity	11,372	84,818	10,120	73,616
Debt	1,800	1,800	7,944	3,883
Total investments	$163,305	$226,289	$180,215	$233,462
The following table shows the Company's portfolio investments by industry at June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
	Cost	Fair Value	Cost	Fair Value
Data processing, hosting and related services.	$12,829	$74,592	$13,772	$70,322
Food Services and Drinking Establishments	13,419	12,171	15,816	15,442
Amusement, Gambling, and Recreation Industries	10,147	9,909	13,495	13,621
Securities, Commodity Contracts, and Other Financial Investments and Related Activities	802	10,959	5,278	5,771
Plastics and Rubber Products Manufacturing	3,121	3,035	7,690	8,120
Accommodation	6,631	6,423	7,240	7,240
Repair and Maintenance	8,774	8,368	7,250	7,023
Clothing and Clothing Accessories Stores	2,680	2,385	6,709	6,958
Ambulatory Health Care Services	6,685	5,893	6,777	6,225
Truck Transportation	5,931	5,596	5,621	5,494
Specialty Trade Contractors	7,831	6,723	6,298	5,414
Fabricated Metal Product Manufacturing	5,195	4,823	5,627	5,258
Professional, Scientific, and Technical Services	6,385	5,205	5,438	4,939
Food Manufacturing	5,625	4,686	4,757	3,793
Motor Vehicle and Parts Dealers	3,622	3,574	3,759	3,755
Merchant Wholesalers, Durable Goods	3,448	3,306	3,763	3,729
Gasoline Stations	3,368	3,233	3,895	3,727
Insurance Carriers and Related Activities	1,675	3,912	1,417	3,622
Social Assistance	3,124	2,955	3,537	3,474
Nonstore Retailers	2,322	2,012	2,878	2,923
Personal and Laundry Services	2,949	2,831	2,759	2,609
Apparel Manufacturing	314	276	2,330	2,528
Merchant Wholesalers, Nondurable Goods	3,218	3,136	2,541	2,459
Administrative and Support Services	2,514	2,254	2,663	2,400
Other	40,470	37,806	35,905	33,616
Total	$163,079	$226,063	$177,215	$230,462

NOTE 4—TRANSACTIONS WITH AFFILIATED COMPANIES:

An affiliated company is an entity in which the Company has an ownership of 5% or more of its voting securities. A controlled affiliate is an entity in which the Company owns more than 25% of its voting securities. Transactions related to our investments with controlled companies for the six months ended June 30, 2015 were as follows:

Portfolio Company	Fair Value at December 31, 2014	Purchases (cost)	Principal received (cost)	Net realized gains/(losses)	Net unrealized gains/(losses)	Fair Value at June 30, 2015	Interest and other income	Dividend income
Controlled Investments
Small Business Lending, Inc.	$2,900	$—	$—	$—	$5,350	$8,250	$—	$148
PMTWorks Payroll, LLC	920	—	—	—	—	920	52	—
Universal Processing Services of Wisconsin, LLC	45,500	—	—	—	4,739	50,239	5	2,300
CrystalTech Web Hosting, Inc	21,500	—	—	—	(370)	21,130	—	400
CDS Business Services, Inc. (1)	1,979	200	—	—	(200)	1,979	7	—
Advanced Cyber Security Systems, LLC	—	—	—	—	—	—	14	—
Secure CyberGateway Services, LLC	2,400	—	(600)	—	—	1,800	75	26
Business Connect, LLC	—	—	—	—	—	—	3	—
Total Controlled Investments	$75,199	$200	$(600)	$—	$9,519	$84,318	$156	$2,874

(1) During the quarter ended June 30, 2015, the Company converted all of its debt investments in CDS Business Services, Inc. to equity.

The table above includes only those controlled investments for which the Company had transactions for the six months ended June 30, 2015.

In addition to the transactions above, the Company incurs expenses from certain controlled portfolio companies. For the three months ended June 30, 2015, the Company incurred $144,000 in managed technology services, $62,000 in loan processing and closing expenses, and $6,000 in payroll processing fees from certain of its controlled portfolio companies. For the six months ended June 30, 2015, the Company incurred $289,000 in managed technology services, $186,000 loan processing and closing expenses, and $11,000 in payroll processing fees from certain of its controlled portfolio companies. For the three and six months ended June 30, 2015, the Company earned $33,000 in consulting fee income from certain controlled portfolio companies. Amounts due from and due to related parties are $3,992,000 and $3,204,000, respectively at June 30, 2015.

The Company allocates portions of salaries for management and certain other employees that perform services for certain controlled portfolio companies. Amounts are allocated based on estimates of time and effort spent by certain employees performing services for certain controlled portfolio companies. Allocations are generally recorded on a quarterly basis and are recurring in nature. Amounts allocated for the three and six months ended June 30, 2015 were $475,000 and $940,000, respectively. No amounts were allocated for the three and six months ended June 30, 2014 as the controlled portfolio companies were consolidated subsidiaries.
NOTE 5—SERVICING ASSETS:
For the three months ended June 30, 2015 and 2014, servicing fees received on the Company’s SBA non-affiliate investments totaled $1,068,000 and $915,000, respectively. For the six months ended June 30, 2015 and 2014, servicing fees received on the Company’s SBA non-affiliate investments totaled $2,111,000 and $1,746,000, respectively. The total servicing fee income recognized for loans serviced for others for the three and six months ended June 30, 2014 was $1,743,000 and $3,537,000. As a result of the BDC Conversion, no servicing fee income was recognized for loans serviced for others for the three and six months ended June 30, 2015. This revenue, which was previously included in consolidated results prior to the BDC Conversion, is recognized and earned by one of the Company's controlled portfolio companies, Small Business Lending, Inc.
The estimated fair values of capitalized servicing assets were $11,275,000 and $9,483,000 at June 30, 2015 and December 31, 2014, respectively. Inherent risks related to the fair value of servicing assets include prepayment and default risks. An increase in either of these factors could have a negative impact on the fair value of servicing assets on the condensed consolidated statement of assets and liabilities. Additionally, a decrease in servicing spread would also have a negative impact on the fair value of servicing assets.
The estimated fair value of servicing assets at June 30, 2015 was determined using a discount factor that is a blended approach of the weighted average cost of capital and the weighted average servicing spread of 11.57%, prepayment speed of 19%, and an average cumulative default rate of 25%. The estimated fair value of servicing assets at December 31, 2014 was determined using a discount factor that is a blended approach of the weighted average cost of capital and the weighted average servicing spread of 11.58%, prepayment speed of 19%, and an average cumulative default rate of 25%. Changes in the fair value of servicing assets are included on the condensed consolidated statements of operations under the caption "net unrealized depreciation on servicing assets."
NOTE 6—FAIR VALUE MEASUREMENTS:

In accordance with GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, Management uses various valuation approaches, all of which have been approved by the Company's Board. In accordance with GAAP, a fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.

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

Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain U.S. Government and agency mortgage-backed debt securities, corporate debt securities, derivative contracts and residential mortgage loans held-for-sale.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and six months ended June 30, 2015 and 2014. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

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

When determining fair value of Level 3 debt and equity investments, the Company may take into account the following factors, where relevant: the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons to publicly traded securities, changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made and other relevant factors. The primary method for determining enterprise value uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s net income before net interest expense, income tax expense, depreciation and amortization (“EBITDA”) or revenue. The enterprise value analysis is performed to determine the value of equity investments and to determine if debt investments are credit impaired. If debt investments are credit impaired, the Company will use the enterprise value analysis or a liquidation basis analysis to determine fair value. For debt investments that are not determined to be credit impaired, the Company uses a market interest rate yield analysis to determine fair value.

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

The following tables present fair value measurements of the Company’s assets and liabilities measured at fair value and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of June 30, 2015 and December 31, 2014:

	Fair Value Measurements at June 30, 2015 Using:
	Total	Level 1	Level 2	Level 3	Total Gains and (Losses)
Assets
Investments in money markets funds	$226	$226	$—	$—	$—
Credits in lieu of cash	1,542	—	1,542	—	2
SBA unguaranteed investments	136,924	—	—	136,924	(10,734)
SBA guaranteed investments	2,521	—	2,521	—	274
Controlled investments	86,618	—	—	86,618	9,519
Servicing assets	11,275	—	—	11,275	228
Total assets	$239,106	$226	$4,063	$234,817	$(711)
Liabilities
Notes payable in credits in lieu of cash	$1,542	$—	$1,542	$—	$—

	Fair Value Measurements at December 31, 2014 Using:
	Total	Level 1	Level 2	Level 3	Total Gains and (Losses)
Assets
Investments in money markets funds	$3,000	$3,000	$—	$—	$—
Credits in lieu of cash	2,229	—	2,229	—	(13)
SBA unguaranteed investments	121,477	—	—	121,477	(9,605)
SBA guaranteed investments	31,486	—	31,486	—	3,429
Controlled investments	77,499	—	—	77,499	—
Servicing assets	9,483	—	—	9,483	(120)
Total assets	$245,174	$3,000	$33,715	$208,459	$(6,309)
Liabilities
Notes payable in credits in lieu of cash	$2,229	$—	$2,229	$—	$5

The following table presents the changes in investments and other assets measured at fair value using Level 3 inputs for the six months ended June 30, 2015:

	Six Months Ended June 30, 2015
	SBA Unguaranteed Investments	Controlled Investments	Servicing Assets
Fair value, beginning of period	$121,477	$77,499	$9,483
Net change in unrealized appreciation (depreciation)	(1,136)	9,519	(612)
Realized loss	(400)	—	—
SBA unguaranteed non-affiliate investments, originated	24,441	—	—
Foreclosed real estate acquired	(713)	—	—
Funding of controlled investments	—	200	—
Purchase of loan from SBA	703	—	—
Principal payments received	(7,448)	(600)	—
Additions to servicing assets	—	—	2,404
Fair value, end of period	$136,924	$86,618	$11,275

In June 2015, two controlled portfolio companies, Universal Processing Services of Wisconsin, LLC ("UPS") and CrystalTech Web Hosting, Inc. ("NTS"), closed a $38,000,000 term loan facility with Goldman Sachs Bank USA. UPS and NTS drew $20,000,000 at close, of which $19,119,000 of the proceeds were sent to the Company and recorded as a note payable to related parties by the Company.

The following table presents changes in SBA Unguaranteed Investments measured at fair value using Level 3 inputs for the six months ended June 30, 2014:

Six months ended June 30, 2014
Fair value, beginning of period	$78,951
Realized loss	(1,003)
SBA unguaranteed investments, originated	21,128
Proceeds from principal payments	(4,348)
Fair value, end of period	$94,728

Prior to the Company's conversion to a BDC, the Company did not account for its controlled investments and servicing assets at fair value.

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements as of June 30, 2015 and December 31, 2014. In addition to the techniques and inputs noted in the table below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements at June 30, 2015 and December 31, 2014.

					Range
	Fair Value as of June 30, 2015	Valuation Techniques	Unobservable Input	Weighted Average	Minimum	Maximum
Assets:
Performing SBA Unguaranteed Investments	$131,803	Discounted cash flow	Market yields	5.38%	5.38%	5.38%
Non-Performing SBA Unguaranteed Investments	$5,121	Discounted cash flow	Market yields	8.50%	8.50%	8.50%
Controlled Investments (A)	$86,618	Market comparable companies	EBITDA multiples	5.60x	3.00x	6.20x
		Market comparable companies	Revenue multiples	0.83x	0.50x	3.00x
		Discounted cash flow	Weighted average cost of capital	12.90%	12.00%	16.50%
		Discounted cash flow	Market yields	5.38%	5.38%	5.38%
Servicing Assets	$11,275	Discounted cash flow	Market yields	11.57%	11.57%	11.57%

(A) In determining the fair value of the Company's controlled investments as of June 30, 2015, the proportion of the market comparable companies valuation technique and the discounted cash flow valuation technique were 55.8% and 44.2%, respectively, on a weighted average basis. Includes $12,029,000 of equity interests and debt investments valued using discounted cash flows. Includes $74,589,000 of equity interests valued using a combination of discounted cash flows and market comparable companies.

					Range
	Fair Value as of December 31, 2014	Valuation Techniques	Unobservable Input	Weighted Average	Minimum	Maximum
Assets:
Performing SBA Unguaranteed Investments	$115,175	Discounted cash flow	Market yields	5.38%	5.38%	5.38%
Non-Performing SBA Unguaranteed Investments	$6,302	Discounted cash flow	Market yields	7.00%	7.00%	7.00%
Controlled Investments (A)	$77,499	Market comparable companies	EBITDA multiples	5.50x	3.00x	9.00x
		Market comparable companies	Revenue multiples	0.80x	0.40x	3.00x
		Discounted cash flow	Weighted average cost of capital	12.60%	10.70%	16.00%
Servicing Assets	$9,483	Discounted cash flow	Market yields	11.58%	11.58%	11.58%

(A) In determining the fair value of the Company's controlled investments as of December 31, 2014, the proportion of the market comparable companies valuation technique and the discounted cash flow valuation technique were 48.1% and 51.9%, respectively, on a weighted average basis.
NOTE 7—NOTES PAYABLE AND NOTES PAYABLE - RELATED PARTIES:
At June 30, 2015 and December 31, 2014, the Company had notes payable comprised of the following :

	June 30, 2015	December 31, 2014
Notes payable:
Capital One lines of credit (NSBF)
Guaranteed line	$23,552	$28,722
Unguaranteed line	2,770	5,134
Capital One line of credit and term loan (NBS)
Revolving line of credit	—	—
Term loan	—	9,167
Total notes payable	26,322	43,023
Note payable – related parties	19,119	—
Note payable – Securitization trust VIE	72,312	79,520
Total notes payable	$117,753	$122,543
In June 2015, the Company received $19,119,000 under an unsecured revolving line of credit extended by UPS and NTS. Maximum borrowings under the line of credit are $38,000,000. The outstanding balance shall bear interest at a rate equal to (a) the greater of LIBOR or 50 basis points plus (b) 7% or at a rate equal to (y) the greater of the Prime Rate or 350 basis points, plus (z) 6%. The interest rate in effect is equal to the interest rate on the term loan between UPS, NTS, and Goldman Sachs Bank USA as discussed in Note 8. At June 30, 2015, the interest rate on the $19,119,000 is 7.5%. The revolving line of credit has a maturity date of June 21, 2019. Interest expense for the three and six months ended June 30, 2015 was approximately $30,000 which is included in total interest expenses in the condensed consolidated statements of operations. No interest expense was incurred in 2014.
In June 2015, the Company paid off and retired the Capital One term loan and revolving line of credit. The proceeds used to pay down the Capital One term loan and accrued interest of $8,879,000 as of June 23, 2015 were received from two controlled portfolio companies (see above). There was no amount due on the revolving line or credit with Capital One.
Total interest expense for the three months ended June 30, 2015 and 2014 was $1,728,000 and $3,589,000, respectively. Total interest expense for the six months ended June 30, 2015 and 2014 was $3,084,000 and $5,225,000, respectively.
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

As previously disclosed, during the quarter ended June 30, 2013, the Federal Trade Commission (the “FTC”) amended an existing complaint in the matter Federal Trade Commission v. WV Universal Management, LLC et al., pending in the United States District Court for the Middle District of Florida (the “Court”), to add UPS as an additional defendant on one count of providing substantial assistance in violation of the Telemarketing Sales Rule. On November 18, 2014, the Court issued an Order granting the FTC’s motion for summary judgment against UPS on the single count. Subsequently, the FTC filed motions for a permanent injunction and equitable monetary relief against UPS and the other remaining defendants. Prior to the Court hearing on the motions, UPS and the FTC reached a settlement on the FTC’s motion for a permanent injunction, subject to final approval of the FTC. On February 11, 2015, the Court granted the FTC’s motion for equitable relief against UPS and the other remaining defendants, ordering that the remaining defendants pay $1,735,000 in equitable monetary relief. UPS has recorded a reserve for the full amount of the potential loss as of June 30, 2015. On May 19, 2015, the Court entered an equitable monetary judgment against NMS for approximately $1,735,000.

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
Guarantees
The Company is a guarantor on a bank line of credit at NBC, a controlled portfolio company. Maximum borrowings under the line of credit are $10,000,000 with a maturity date of February 2016. At June 30, 2015, total principal and accrued interest owed by NBC was $3,796,000. In addition, the Company deposited $750,000 to collateralize the guarantee. At June 30, 2015, the Company determined that it is not probable that payments would be required to be made under the guarantee.

On June 23, 2015, UPS and NTS (together, the “Borrowers”), each a controlled portfolio company of the Company, entered into a Credit and Guaranty Agreement (the “Agreement”), dated June 23, 2015, with Goldman Sachs Bank USA (“GS Bank”), as Administrative Agent, Collateral Agent and Lead Arranger, pursuant to which GS Bank agreed to extend the Borrowers a term loan facility up to an aggregate principal amount of $38,000,000 (the “Facility” and each term loan made thereunder, a “Term Loan”). The Company, Newtek Business Services Holdco 1, Inc., a wholly-owned subsidiary of the Company (“Intermediate Holdings”), and certain subsidiaries of Intermediate Holdings party to the Agreement from time to time, including UPS, NTS, and Solar Processing Solutions, LLC, have agreed to guarantee the repayment of the Facility and are parties to the Agreement as “Guarantors” thereunder. At June 30, 2015, the Company determined that it is not probable that payments would be required to be made under the guarantee.

NOTE 9—FINANCIAL HIGHLIGHTS:

The financial highlights for the Company are as follows:

Six months ended June 30, 2015
Per share data (2)
Net asset value at beginning of period	$16.31
Dividends from capital gains	(0.86)
Net investment loss	(0.47)
Net realized gain on investments	1.47
Net unrealized appreciation on investments	0.52
Net unrealized loss on servicing assets	(0.06)
Reversal of deferred tax asset	(0.29)
Net asset value at end of period	$16.62

Per share market value at end of period	$17.72
Total return based on market value (4)	25.88%
Total return based on average net asset value (3)	3.75%
Shares outstanding at end of period	10,206

Ratios/Supplemental Data:
Ratio of expenses to average net assets (3)	18.01%
Ratio of net investment loss to average net assets	(2.84)%
Net assets at end of period	$169,624
Average debt outstanding	$120,148
Average debt outstanding per share	$11.77
Asset coverage ratio	248%
Portfolio turnover	61.09%

(1) Years prior to becoming a business development company are not presented in the financial highlights as the information would not be meaningful.
(2) Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(3) Annualized.
(4) Assumes dividends are reinvested.
NOTE 10—EARNINGS PER SHARE:

The following table summarizes the calculations for the net increase in net assets per common share for the three and six months ended June 30, 2015 and income per share for the three and six months ended June 30, 2014:

	Three months ended June 30, 2015	Six months ended June 30, 2015
Net increase in net assets	$4,876	$14,879
Weighted average shares outstanding	10,206	10,206
Net increase in net assets per common share	$0.48	$1.46

	Three months ended June 30, 2014	Six months ended June 30, 2014
Numerator for basic and diluted EPS - income available to common stockholders	$1,394	$2,785
Denominator for basic EPS - weighted average shares	7,106	7,096
Effect of dilutive securities	589	596
Denominator for diluted EPS - weighted average shares	7,695	7,692
Basic earnings per share	$0.20	$0.39
Diluted earnings per share	$0.18	$0.36
The amount of anti-dilutive shares/units excluded from above is as follows:
Contingently issuable shares	17	17
NOTE 11—DIVIDENDS AND DISTRIBUTIONS:

The Company's dividends and distributions are recorded on the record date. The following table summarizes the Company's dividend declarations and distributions during the six months ended June 30, 2015. There were no dividend declarations or distributions for the six months ended June 30, 2014.

Date Declared	Record Date	Payment Date	Amount Per Share	Total Amount
March 19, 2015	March 30, 2015	April 13, 2015	$0.39	$3,985
June 15, 2015	June 29, 2015	July 15, 2015	$0.47	$4,802

On July 15, 2015, in connection with the June 15, 2015 dividend declaration, 4,655 shares valued at $87,000 were issued as part of the Company's Dividend Reinvestment Plan ("DRIP").
NOTE 12—STOCK OPTIONS AND RESTRICTED STOCK:

The Company had one and three share-based compensation plans as of June 30, 2015 and 2014, respectively. For the six months ended June 30, 2014, share-based compensation expense was $532,000 of which $445,000 is included in salaries and benefits, and $87,000 is included in other general and administrative costs. During the six months ended June 30, 2014, approximately 14,300 shares awarded under the plans were forfeited due to early termination or resignation by certain employees. The total forfeiture credit recognized for the six months ended June 30, 2014 was approximately $69,000 and is included in share-based compensation expense. There were no share-based awards outstanding as of June 30, 2015 therefore no share-based compensation expense was recorded for the three and six months ended June 30, 2015.
NOTE 13—SEGMENT REPORTING:
Operating segments are organized internally primarily by the type of services provided. Prior to converting to a BDC, the Company aggregated similar operating segments into six reportable segments: Electronic payment processing, Managed technology solutions, Small business finance, All other, Corporate and Capcos.
The Electronic payment processing segment is a processor of credit card transactions, as well as a marketer of credit card and check approval services to the small and medium-sized business market. Expenses include direct costs (included in a separate line captioned electronic payment processing costs), professional fees, salaries and benefits, and other general and administrative costs, all of which are included in the respective caption on the consolidated statements of operations.
The Small business finance segment consists of Small Business Lending, Inc., a lender service provider for third-parties that primarily services government guaranteed SBA loans and non-SBA loans; Texas Whitestone Group which manages the Company’s Texas Capco; Newtek Small Business Finance, LLC, a nationally licensed SBA lender that originates, sells and services loans to qualifying small businesses; and Newtek Business Credit which provides accounts receivable financing, billing and accounts receivable maintenance services to businesses. NSBF generates revenues from sales of loans, servicing income for those loans retained and interest income earned on the loans themselves. The lender generates expenses for interest, professional fees, salaries and benefits, depreciation and amortization, and provision for loan losses, all of which are included in the respective caption on the consolidated statements of operations. NSBF also has expenses such as loan recovery expenses, loan processing costs, and other expenses that are all included in the other general and administrative costs caption on the consolidated statements of operations.
The Managed technology solutions segment consists of NTS which was acquired in July 2004. NTS’s revenues are derived primarily from web hosting services and consist of web hosting and set up fees. NTS generates expenses such as professional fees, payroll and benefits, and depreciation and amortization, which are included in the respective caption on the accompanying consolidated statements of operations, as well as licenses and fees, rent, and general office expenses, all of which are included in other general and administrative costs in the respective caption on the consolidated statements of operations.
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
The Capco segment, which consists of the twelve Capcos, generates non-cash income from tax credits, interest income and gains from investments in qualified businesses which are included in other income. Expenses primarily include non-cash interest and insurance expense, management fees paid to Newtek (and included in Corporate activities revenues), legal, and audit fees and losses from investments in qualified businesses.
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
The Company no longer has six reportable segments after November 11, 2014 as a result of the Conversion. The segment information presented below represents results for the three and six months ended June 30, 2014. For the three and six months ended June 30, 2015, there is only one reportable segment.
The following table presents the Company’s segment information for the three and six months ended June 30, 2014, (in thousands):

	For the three months ended June 30, 2014	For the six months ended June 30, 2014
Third Party Revenue
Electronic payment processing	$23,163	$44,691
Small business finance	10,236	20,273
Managed technology solutions	4,193	8,249
All Other	630	1,207
Corporate activities	202	402
Capcos	106	210
Total reportable segments	38,530	75,032
Eliminations	(402)	(817)
Consolidated Total	$38,128	$74,215
Inter Segment Revenue
Electronic payment processing	$1,137	$2,044
Small business finance	130	285
Managed technology solutions	149	294
All Other	413	841
Corporate activities	982	1,983
Capco	196	388
Total reportable segments	3,007	5,835
Eliminations	(3,007)	(5,835)
Consolidated Total	$—	$—
Income (loss) before income taxes
Electronic payment processing	$2,162	$3,880
Small business finance	3,874	6,565
Managed technology solutions	921	1,672
All Other	(301)	(699)
Corporate activities	(4,091)	(6,279)
Capco	(189)	(459)
Total reportable segments	2,376	4,680
Eliminations	(87)	(175)
Totals	$2,289	$4,505
Depreciation and Amortization
Electronic payment processing	$59	$120
Small business finance	418	787
Managed technology solutions	330	667
All Other	51	103
Corporate activities	37	74
Capco	1	—
Totals	$896	$1,751
NOTE 14—SUPPLEMENTAL FINANCIAL DATA:
Summarized Financial Information of Our Unconsolidated Subsidiaries

The Company holds a controlling interest, as defined by the 1940 Act, as amended, in portfolio companies that are not consolidated in the Company's condensed consolidated financial statements. Below is a brief description of a portfolio company that is required to have supplemental disclosure incorporated in our financial statements in accordance with Regulation S-X section 4-08(g), along with summarized financial information as of June 30, 2015.

Universal Processing Services of Wisconsin, LLC

Universal Processing Services of Wisconsin, LLC ("UPS") markets credit and debit card processing services, check approval services and ancillary processing equipment and software to merchants who accept credit cards, debit cards, checks and other non-cash forms of payment. The Company generated $1,500,000 and $2,300,000 in dividend income from UPS and recorded $2,139,000 and $4,739,000 in unrealized appreciation on investment for the three and six months ended June 30, 2015, respectively.

The summarized financial information of our unconsolidated subsidiary was as follows:

Balance Sheets - Universal Processing Services of Wisconsin, LLC	As of June 30, 2015	As of December 31, 2014
Current assets	$24,329	$7,330
Noncurrent assets	2,639	2,636
Total assets	$26,968	$9,966
Current liabilities	5,959	5,424
Noncurrent liabilities	16,432	1,005
Total liabilities	$22,391	$6,429
Total equity	$4,577	$3,537

Statements of Income - Universal Processing Services of Wisconsin, LLC	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Revenue	$25,268	$22,983	$48,355	$44,368
Expenses	23,370	21,108	45,041	41,041
Income from operations	$1,898	$1,875	$3,314	$3,327
Interest income	25	980	27	1,710
Net income	$1,923	$2,855	$3,341	$5,037
NOTE 15—SUBSEQUENT EVENTS:

On July 23, 2015, the Company acquired Premier Payments LLC (“Premier”), as a new wholly owned, controlled portfolio company.  Premier was owned 100% by a related party of the Company.  The total purchase price was approximately $16,483,000, of which $14,011,000 was paid in cash and $2,472,000 was paid in newly issued restricted shares of Newtek common stock. A total of 130,959 shares were issued which may not be sold or transferred for six months. Premier is one of the Country’s leading merchant services providers, which processes billions of dollars of credit card and debit card transactions on an annual basis.  It is anticipated that this acquisition will expand the Company’s presence in the merchant processing space. The Company’s board of directors, including a majority of independent directors, approved the transaction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview

We are an internally-managed, closed-end, investment company that has elected to be regulated as a business development company under the the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986 as amended (the “Code”). As a business development company (“BDC”) and a regulated invested company (“RIC”), we are also subject to certain constraints, including limitations imposed by the 1940 Act and the Code. We converted to a BDC in November 2014. As a result, previously consolidated subsidiaries are now recorded as investments in controlled portfolio companies, at fair value. Newtek Small Business Finance, LLC is a consolidated subsidiary and originates loans under the SBA's 7(a) program.

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

In May 2015, Exponential of New York, LLC (“Exponential”) received notice from the state of New York that the Company's request to be decertified as a Capco had been granted. The State of New York acknowledged that the Company had met the required level of qualified investments and satisfied all investment obligations.

In June 2015, Wilshire Texas Partners, LLC (“Wilshire Texas”) received notice from the state of Texas that the Company's request to be decertified as a Capco had been granted. The State of Texas acknowledged that the Company had met the required level of qualified investments and satisfied all investment obligations.

On June 23, 2015, Universal Processing Services of Wisconsin, LLC and CrystalTech Web Hosting, Inc. (the "Borrowers") entered into a four year credit agreement with Goldman Sachs Bank USA (“Goldman Sachs”) where Goldman Sachs agreed to extend a term loan facility up to an aggregate principal amount of $38,000,000. A portion of the proceeds or $19,119,000 was disbursed to the Company under a revolving line of credit. The Company used a portion of the proceeds from the line to repay the outstanding balance of the Company's term loan and accrued interest with Capital One in the amount of $8,879,000. The remainder of the proceeds are to be used to finance future growth and for general corporate purposes. The term loan provides for monthly payments of interest with a balloon payment at the end of the term. Each term loan shall either be a "Base Rate Loan" or "LIBOR Rate Loan" at the Borrowers' election. Each LIBOR Rate Loan shall bear interest on the outstanding balance at a rate equal to (a) the greater of LIBOR or 50 basis points plus (b) 7% and each Base Rate Loan shall bear interest on the outstanding balance at a rate equal to (y) the greater of the Prime Rate or 350 basis points, plus (z) 6%. The credit agreement has a maturity date of June 21, 2019. As of June 30, 2015, outstanding principal is $20,000,000.

Revenues

We generate revenue in the form of interest, dividend, servicing and other fee income on debt and equity investments. Our debt investments typically have a term of 10 to 25 years and bear interest at prime plus a margin. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. We receive servicing income related to the guaranteed portions of SBA guaranteed investments which we sell into the secondary market. These recurring fees are earned monthly and recorded when earned. In addition, we may generate revenue in the form of packaging, prepayment and late fees. We record prepayment fees on loans as other income. Dividends are recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividends on common equity securities are recorded as dividend income on the record date for private portfolio companies.

We recognize realized gains or losses on investments based on the difference between the net proceeds from the disposition and the cost basis of the investment without regard to unrealized gains or losses previously recognized. We record current period changes in fair value of investments and assets that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investments in the condensed consolidated statements of operations.
Expenses
Our primary operating expenses are salaries and benefits, interest expense and other general and administrative fees, such as professional fees, marketing, loan related costs and rent. Since we are an internally-managed BDC with no outside adviser or management company, the BDC incurs all the related costs to operate the Company.

Loan Portfolio Asset Quality and Composition
The following tables set forth distribution by business type of the Company’s SBA 7(a) loan portfolio at June 30, 2015 and December 31, 2014, respectively (in thousands):
As of June 30, 2015

Distribution by Business Type
Business Type	# of Loans	Balance	Average Balance	% of Balance
Existing Business	592	$114,576	$194	77.6%
Business Acquisition	132	24,279	184	16.4%
Start-Up Business	130	8,799	68	6.0%
Total	854	$147,654	$173	100.00%
As of December 31, 2014

Distribution by Business Type
Business Type	# of Loans	Balance	Average Balance	% of Balance
Existing Business	529	$104,673	$198	79.8%
Business Acquisition	112	17,969	160	13.7%
Start-Up Business	130	8,448	65	6.5%
Total	771	$131,090	$170	100.00%

The following tables set forth distribution by borrower’s credit score of the Company’s SBA 7(a) loan portfolio at June 30, 2015 and December 31, 2014, respectively (in thousands):
As of June 30, 2015

Distribution by Borrower Credit Score
Credit Score	# of Loans	Balance	Average Balance	% of Balance
500 to 550	12	$1,439	$120	1.0%
551 to 600	29	3,688	127	2.5%
601 to 650	107	22,780	213	15.4%
651 to 700	226	37,226	165	25.2%
701 to 750	258	48,956	190	33.2%
751 to 800	185	27,604	149	18.7%
801 to 850	31	3,757	121	2.5%
Not available	6	2,204	367	1.5%
Total	854	$147,654	$173	100.0%
As of December 31, 2014

Distribution by Borrower Credit Score
Credit Score	# of Loans	Balance	Average Balance	% of Balance
500 to 550	11	$1,454	$132	1.1%
551 to 600	27	3,336	124	2.5%
601 to 650	96	21,186	221	16.2%
651 to 700	202	34,389	170	26.2%
701 to 750	231	40,952	177	31.2%
751 to 800	169	25,003	148	19.1%
801 to 850	29	3,676	127	2.8%
Not available	6	1,094	182	0.8%
Total	771	$131,090	$170	100.0%

The following tables set forth distribution by primary collateral type of the Company’s SBA 7(a) loan portfolio at June 30, 2015 and December 31, 2014, respectively (in thousands):
As of June 30, 2015

Distribution by Primary Collateral Type
Collateral Type	# of Loans	Balance	Average Balance	% of Balance
Commercial Real Estate	406	$84,026	$207	56.9%
Machinery and Equipment	152	28,212	186	19.2%
Residential Real Estate	181	14,589	81	9.9%
Other	38	10,349	272	7.0%
Accounts Receivable and Inventory	59	9,946	169	6.7%
Liquid Assets	8	276	35	0.2%
Furniture and Fixtures	8	217	27	—
Unsecured	2	39	20	—
Total	854	$147,654	$173	100.0%
As of December 31, 2014

Distribution by Primary Collateral Type
Collateral Type	# of Loans	Balance	Average Balance	% of Balance
Commercial Real Estate	370	$76,796	$208	58.6%
Machinery and Equipment	136	25,446	187	19.4%
Residential Real Estate	175	13,648	78	10.4%
Other	34	8,458	249	6.5%
Accounts Receivable and Inventory	38	5,691	150	4.3%
Liquid Assets	11	838	76	0.6%
Furniture and Fixtures	7	213	30	0.2%
Total	771	$131,090	$170	100.0%
The following tables set forth distribution by days delinquent of the Company’s SBA 7(a) loan portfolio at June 30, 2015 and December 31, 2014, respectively (in thousands):
As of June 30, 2015

Distribution by Days Delinquent
Delinquency Status	# of Loans	Balance	Average Balance	% of Balance
Current	777	$135,103	$174	91.5%
1 to 30 days	20	2,982	149	2.0%
31 to 60 days	4	1,424	356	1.0%
61 to 90 days	3	751	250	0.5%
91 days or greater	50	7,394	148	5.0%
Total	854	$147,654	$173	100.0%

As of December 31, 2014

Distribution by Days Delinquent
Delinquency Status	# of Loans	Balance	Average Balance	% of Balance
Current	676	$117,517	$174	89.6%
1 to 30 days	24	3,002	125	2.3%
31 to 60 days	15	2,127	142	1.6%
61 to 90 days	2	58	29	—%
91 days or greater	54	8,386	155	6.4%
Total	771	$131,090	$170	100.0%
Consolidated Results of Operations

The consolidated results below show the Company's results as a business development company for the three and six months ended June 30, 2015 and as an operating company for the three and six months ended June 30, 2014. The consolidated results for 2014 include the operations of subsidiaries which are reflected as investments in controlled portfolio companies in 2015. As such, their results of operations are not included in the consolidated results of operations for the three and six months ended June 30, 2015.

As a BDC and a RIC, we are subject to certain constraints on our operations, including limitations imposed by the 1940 Act and the Code. The condensed consolidated results of operations described below may not be indicative of the results we report in future periods.

The condensed consolidated results of operations for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Interest income	$2,287	$—	$4,500	$—
Dividend income	1,787	—	2,874	—
Servicing income	1,068	—	2,111	—
Other income	464	—	871	—
Electronic payment processing	—	23,163	—	44,690
Web hosting and design	—	4,114	—	8,101
Premium income	—	4,992	—	10,129
Interest income	—	1,568	—	3,129
Servicing fee income – NSBF portfolio	—	915	—	1,746
Servicing fee income – external portfolios	—	1,743	—	3,537
Income from tax credits	—	15	—	28
Insurance commissions	—	416	—	801
Other income	—	1,202	—	2,054
Total investment income/operating revenues	5,606	38,128	10,356	74,215
Net change in fair value of:
SBA loans	—	118	—	(1,147)
Credits in lieu of cash and notes payable in credits in lieu of cash	—	(1)	—	—
Total net change in fair value	—	117	—	(1,147)
Electronic payment processing costs	—	19,575	—	37,937
Salaries and benefits	3,133	6,823	6,156	13,301
Interest	1,728	3,589	3,084	5,225
Depreciation and amortization	85	896	170	1,751

Provision for loan losses	—	139	—	(66)
Other general and administrative costs	2,955	4,934	5,717	10,415
Total expenses	7,901	35,956	15,127	68,563
Net investment loss	(2,295)	—	(4,771)	—
Net realized gains on non-affiliate investments	7,340	—	15,039	—
Net unrealized depreciation on SBA guaranteed non-affiliate investments	(1,464)	—	(3,162)	—
Net unrealized depreciation on SBA unguaranteed non-affiliate investments	(470)	—	(1,136)	—
Net unrealized appreciation on controlled investments	2,019	—	9,519	—
Net unrealized depreciation on servicing assets	(256)	—	(612)	—
Net unrealized appreciation on credits in lieu of cash and notes payable in credits in lieu of cash	2	—	2	—
Net realized and unrealized gains	7,171	—	19,650	—
Income before income taxes	—	2,289	—	4,505
Net increase in net assets	$4,876	$—	$14,879	$—
Provision for income taxes	—	911	—	1,760
Net income	—	1,378	—	2,745
Net loss attributable to non-controlling interests	—	16	—	40
Net income attributable to Newtek Business Services Corp.	$—	$1,394	$—	$2,785
Comparison for the three months ended June 30, 2015 and 2014
Investment Income
Investment income for the three months ended June 30, 2015 was $5,606,000 compared with total operating revenues of $38,128,000 for the three months ended June 30, 2014. As a result of the BDC Conversion, there is no electronic payment processing revenue, web hosting and design revenue, servicing fee income from external portfolios, insurance commission revenue, and other income related to our payroll processing and accounts receivable financing and billing services included in the results for the three months ended June 30, 2015.
Substantially all interest income for the three months ended June 30, 2015 and 2014 was derived from SBA non-affiliate investments/loans. Interest income derived from SBA non-affiliate investments/loans was $2,224,000 and $1,565,000 for the three months ended June 30, 2015 and 2014, respectively. The increase is attributed to the average outstanding performing portfolio of SBA non-affiliate investments/loans increasing to $132,577,000 from $100,204,000 for the three months ended June 30, 2015 and 2014, respectively. The increase in the average outstanding performing portfolio resulted from the origination of new SBA non-affiliate investments period over period.
Servicing fee income from NSBF originated portfolio investments increased $153,000 for the three months ended June 30, 2015 compared to 2014. The increase was attributed to the increase in total portfolio investments for which we earn servicing income. The portfolio increased $144,195,000 period over period. The increase was a direct result of increased investments in SBA non-affiliate investments from 2014 to 2015. No servicing fee income was recognized for loans serviced for third parties for the three months ended June 30, 2015. This revenue, which was previously included in consolidated results, is recognized and earned by one of the Company's controlled portfolio companies.

	Three months ended June 30,
(In thousands):	2015	2014	$ Change	% Change
Total NSBF originated servicing portfolio	$694,163	$549,968	$144,195	26%
Total servicing income earned	$1,068	$915	$153	17%
Dividend income was $1,787,000 for the three months ended June 30, 2015 and represents $1,500,000, $200,000, and $74,000 in dividends from controlled portfolio companies, Universal Processing Services of Wisconsin, LLC, CrystalTech Web Hosting, Inc., and Small Business Lending, Inc., respectively.
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

Three months ended June 30, 2015
Net investment loss	$(2,295)
Net realized gain on investments	7,340
Adjusted net investment income	$5,045

For the three months ended June 30, 2014, the Company did not operate as a business development company and therefore did not have net investment or adjusted net investment income. We believe this is a useful measure as it depicts the current income generated from our investment activities during the period. We include net realized gains on investments as they are recurring income related to the sale of SBA guaranteed non-affiliate investments in the secondary market.
Expenses
Total expenses decreased from $35,956,000 to $7,901,000 for the three months ended June 30, 2014 to 2015 as a result of the conversion to a business development company. Electronic payment processing costs, salaries and benefits, depreciation and amortization, and other general and administrative expenses related to certain subsidiaries in 2014 are not included in 2015 results. As previously discussed, certain consolidated subsidiaries in 2014 are now reflected as investments in controlled portfolio companies and their results of operations are not included in 2015.
Interest expense decreased by $1,861,000 for the three months ended June 30, 2015 compared to 2014. The following table highlights the components of interest expense for each period:

	Three months ended
	June 30, 2015	June 30, 2014	Variance
Securitization Trust VIE (NSBF)	$943	$767	$176
Summit Partners Credit Advisors, L.P. (NBS)	—	2,431	(2,431)
Capital One Lines of Credit (NSBF)	324	241	83
Capital One Term Loan and Line of Credit (NBS)	402	6	396
Sterling Line of Credit (NBC)	—	98	(98)
Capco	15	23	(8)
Other	44	23	21
Total	$1,728	$3,589	$(1,861)
Interest expense related to securitizations increased as a result of an additional securitization transaction completed in December 2014. In June 2014,  the Company entered into a four year $20,000,000 credit agreement with Capital One, N.A. ("Capital One") consisting of a $10,000,000 term loan and a revolving line of credit of up to $10,000,000. The term loan proceeds were used to pay off the Summit Partners debt which carried a higher interest rate resulting in a net reduction in interest expense of $2,035,000. The Capital One term loan and line of credit were paid in full and extinguished in June 2015. For the three months ended June 30, 2015, the Company did not incur interest expense related to the Sterling line of credit as it relates to Newtek Business Credit, a non-consolidated controlled portfolio company. Prior to the BDC Conversion Newtek Business Credit was a consolidated subsidiary.
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

	For the three months ended June 30,
	2015		2014
(In thousands):	# Investments/Loans	$ Amount	# Investments/Loans	$ Amount
Investments/loans sold during the quarter	85	$52,192	43	$33,368
Investments/loans originated during the quarter	80	$53,882	49	$42,557
Net realized gains/premium income recognized	—	$7,340	—	$4,992
Average sale price as a percent of principal balance (1)		112.46%		112.57%

(1) Realized gains/premiums greater than 110.00% must be split 50/50 with the SBA in accordance with SBA regulations. The realized gains/premium income recognized above reflects amounts net of split with SBA.

Net realized gains for the three months ended June 30, 2015 were $7,340,000 compared to no realized gains for the three months ended June 30, 2014. Net realized gains in 2015 are comparable to premium income in 2014. Premium income of $4,992,000 in 2014 relates to premium income earned from the sale of SBA loans. As a result of the BDC Conversion, the income related to these sales are recorded as realized gains in 2015. The increase is attributed to the increase in investments/ loans sold. The increase was offset by a nominal decrease in average sale premium from 112.57% in 2014 compared to 112.46% in 2015.

Unrealized appreciation on SBA guaranteed non-affiliate investments for the three months ended June 30, 2015 was $2,365,000. This appreciation relates to guaranteed portions of SBA debt investments made for which the Company sells into a secondary market. Unrealized depreciation of SBA guaranteed investments was $3,829,000 which represents the reversal of the unrealized appreciation of SBA guaranteed non-affiliate investments sold during the quarter. Net unrealized depreciation on SBA unguaranteed non-affiliate investments resulted from fair value adjustments on new investments.

Net unrealized appreciation on controlled investments was $2,019,000 for the three months ended June 30, 2015. This consisted primarily of $2,139,000 and $250,000 of unrealized appreciation on the Company's investments in Universal Processing Services of Wisconsin, LLC ("UPS") and Small Business Lending, Inc. ("SBL"), respectively. Unrealized appreciation was offset by unrealized depreciation of $370,000 on the Company's investment in CrystalTech Web Hosting, Inc. ("NTS"). The primary driver of the increase in UPS and SBL was better than projected financial performance and the addition of a new third-party servicing contract which was approved by the SBA and provides a longer-term stable revenue stream. The primary driver of the decrease in NTS was weaker than projected financial performance.

The unrealized loss on servicing assets was $256,000 for the three months ended June 30, 2015. In 2014, servicing assets were recorded using the amortization method. As a result of the BDC Conversion, servicing assets are recorded at fair value at June 30, 2015. Amortization expense related to servicing assets was $396,000 for the three months ended June 30, 2014 and is included in depreciation and amortization expense in the condensed unaudited consolidated statements of operations.
Comparison for the six months ended June 30, 2015 and 2014
Investment Income

Investment income for the six months ended June 30, 2015 was $10,356,000 compared with total operating revenues of $74,215,000 for the six months ended June 30, 2014. As a result of the BDC Conversion, there is no electronic payment processing revenue, web hosting and design revenue, servicing fee income from external portfolios, insurance commission revenue, and other income related to our payroll processing and accounts receivable financing and billing services included in the results for the six months ended June 30, 2015.
Substantially all interest income for the six months ended June 30, 2015 and 2014 was derived from SBA non-affiliate investments/loans. Interest income derived from SBA non-affiliate investments/loans was $4,349,000 and $3,122,000 for the six months ended June 30, 2015 and 2014, respectively. The increase is attributed to the average outstanding performing portfolio of SBA non-affiliate investments/loans increasing to $128,786,000 from $97,222,000 for the six months ended June 30, 2015 and 2014, respectively. The increase in the average outstanding performing portfolio resulted from the origination of new SBA non-affiliate investments period over period.

	Six months ended June 30,
(In thousands):	2015	2014	$ Change	% Change
Total NSBF originated servicing portfolio	$694,163	$549,968	$144,195	26%
Total servicing income earned NSBF portfolio	$2,111	$1,746	$365	21%
Servicing fee income from NSBF originated portfolio investments increased $365,000 for the six months ended June 30, 2015 compared to 2014. The increase was attributed to the increase in total portfolio investments for which we earn servicing income. The portfolio increased $144,195,000 period over period. The increase was a direct result of increased investments in SBA non-affiliate investments from 2014 to 2015. No servicing fee income was recognized for loans serviced for third parties for the six months ended June 30, 2015. This revenue, which was previously included in consolidated results, is recognized and earned by one of the Company's controlled portfolio companies.
Dividend income was $2,874,000 for the six months ended June 30, 2015 and represents $2,300,000, $400,000, and $148,000 in dividends from controlled portfolio companies, Universal Processing Services of Wisconsin, LLC, CrystalTech Web Hosting, Inc., and Small Business Lending, Inc., respectively.
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

Six months ended June 30, 2015
Net investment loss	$(4,771)
Net realized gain on investments	15,039
Adjusted net investment income	$10,268

For the six months ended June 30, 2014, the Company did not operate as a BDC and therefore did not have net investment or adjusted net investment income. We believe this is a useful measure as it depicts the current income generated from our investment activities during the period. We include net realized gains on investments as they are recurring income related to the sale of SBA guaranteed non-affiliate investments in the secondary market.
Expenses
Total expenses decreased from $68,563,000 to $15,127,000 for the six months ended June 30, 2014 to 2015 as a result of the conversion to a BDC. Electronic payment processing costs, salaries and benefits, depreciation and amortization, and other general and administrative expenses related to certain subsidiaries in 2014 are not included in 2015 results. As previously discussed, certain consolidated subsidiaries in 2014 are now reflected as investments in controlled portfolio companies and their results of operations are not included in 2015.

Interest expense decreased by $2,141,000 for the six months ended June 30, 2015 compared to 2014. The following table highlights the components of interest expense for each period:

	Six months ended
	June 30, 2015	June 30, 2014	Variance
Securitization Trust VIE (NSBF)	$1,833	$1,523	$310
Summit Partners Credit Advisors, L.P. (NBS)	—	2,953	(2,953)
Capital One Lines of Credit (NSBF)	594	453	141
Capital One Term Loan and Line of Credit (NBS)	564	6	558
Sterling Line of Credit (NBC)	—	192	(192)
Capco	37	47	(10)
Other	56	51	5
Total	$3,084	$5,225	$(2,141)
Interest expense related to securitizations increased as a result of an additional securitization transaction completed in December 2014. In June 2014,  the Company entered into a four year $20,000,000 credit agreement with Capital One, N.A. ("Capital One") consisting of a $10,000,000 term loan and a revolving line of credit of up to $10,000,000. The term loan was obtained to pay off the Summit Partners debt which carried a higher interest rate. The net reduction in interest expense was $2,395,000. For the six months ended June 30, 2015, the Company did not incur interest expense related to the Sterling line of credit as it relates to Newtek Business Credit, a controlled portfolio company. Prior to the BDC Conversion Newtek Business Credit was a consolidated subsidiary.
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

	For the six months ended June 30,
	2015		2014
(In thousands):	# Investments/Loans	$ Amount	# Investments/Loans	$ Amount
Investments/loans sold during the period	143	$104,542	86	$68,322
Investments/loans originated during the period	133	$103,511	92	$88,166
Net realized gains/premium income recognized	—	$15,039	—	$10,129
Average sale price as a percent of principal balance (1)		112.45%		112.40%

(1) Realized gains/premiums greater than 110.00% must be split 50/50 with the SBA in accordance with SBA regulations. The realized gains/premium income recognized above reflects amounts net of split with SBA.

Net realized gains for the six months ended June 30, 2015 were $15,039,000 compared to no realized gains for the six months ended June 30, 2014. Net realized gains in 2015 are comparable to premium income in 2014. Premium income of $10,129,000 in 2014 relates to premium income earned from the sale of SBA loans. As a result of the BDC Conversion, the income related to these sales are recorded as realized gains in 2015. The increase is attributed to the increase in investments/loans sold from 86 in 2014 to 143 in 2015. The increase is also attributed to the increase in average sale premium from 112.40% in 2014 to 112.45% in 2015.

Unrealized appreciation on SBA guaranteed non-affiliate investments for the six months ended June 30, 2015 was $4,096,000. This appreciation relates to guaranteed portions of SBA investments made for which the Company sells into a secondary market. Unrealized depreciation of SBA guaranteed investments was $7,258,000 which represents the reversal of the unrealized appreciation of SBA guaranteed non-affiliate investments sold during the quarter. Net unrealized depreciation on SBA unguaranteed non-affiliate investments resulted from fair value adjustments on new investments.

Net unrealized appreciation on controlled investments was $9,519,000 for the six months ended June 30, 2015. This consisted primarily of $5,350,000 of unrealized appreciation on the Company's investment in Small Business Lending, Inc. ("SBL") and $4,739,000 of unrealized appreciation on the Company's investment in Universal Processing Services of Wisconsin, LLC ("UPS") offset by unrealized depreciation of approximately $370,000 on the Company's investment in CrystalTech Web Hosting, Inc.. The primary driver for the increase in SBL was the addition of a new third-party servicing contract which was approved by the SBA and provides a longer-term stable revenue stream. The primary driver of the increase in UPS was better than projected financial performance.

The unrealized loss on servicing assets was $612,000 for the six months ended June 30, 2015. In 2014, servicing assets were recorded using the amortization method. As a result of the BDC Conversion, servicing assets are recorded at fair value at June 30, 2015. Amortization expense related to servicing assets was $744,000 for the six months ended June 30, 2014 and is included in depreciation and amortization expense in the condensed unaudited consolidated statements of operations.
Liquidity and Capital Resources
Overview
Cash requirements and liquidity needs over the next twelve months are anticipated to be funded primarily through operating results, available cash and cash equivalents, existing credit lines, proposed new credit lines, additional securitizations of the Company’s SBA lender’s unguaranteed loan portions and additional issuances of common stock.

On June 23, 2015, Universal Processing Services of Wisconsin, LLC and CrystalTech Web Hosting, Inc. (the "Borrowers") entered into a four year credit agreement with Goldman Sachs Bank USA (“Goldman Sachs”) where Goldman Sachs agreed to extend a term loan facility up to an aggregate principal amount up to $38,000,000. The proceeds were disbursed to the Company under a revolving line of credit between the Company and the Borrowers (see Note 7). The Company used the proceeds from the line to repay the outstanding balance of the Company's term loan with Capital One.  The remainder of the proceeds are to be used to finance future growth and for general corporate purposes of the Borrowers or the Company. The term loan provides for monthly payments of interest with a balloon payment at the end of the term.  Each term loan shall either be a "Base Rate Loan" or “LIBOR Rate Loan" at the Borrowers' election. Each LIBOR Rate Loan shall bear interest on the outstanding balance at a rate equal to (a) the greater of LIBOR or 50 basis points plus (b) 7% and each Base Rate Loan shall bear interest on the outstanding balance at a rate equal to (y) the greater of the Prime Rate or 350 basis points, plus (z) 6%. The credit agreement has a maturity date of June 21, 2019. As of June 30, 2015, outstanding principal is $20,000,000.
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
NSBF depends on the availability of licensed SBA lenders to purchase SBA loans held for sale transferred to the secondary markets and the premium earned therein to support its lending operations. At this time the secondary market for the SBA loans held for sale is robust. However, there can be no assurances that the market will continue in this manner.
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

In June 2014, the Company entered into a four year $20,000,000 credit agreement with Capital One consisting of a $10,000,000 term loan and a revolving line of credit of up to $10,000,000.   Principal and interest on the term loan was payable quarterly in arrears and the interest rate is Prime plus 250 basis points.  The term loan was being amortized over a six year period with a final payment due on the maturity date.  The interest rate on the revolving line of credit is also Prime plus 250 basis points and is payable monthly in arrears with the principal due at maturity.  In addition, the revolving line accrued interest of 0.375% on the unused portion of the line which is payable quarterly in arrears.  All outstanding principal was repaid and the credit facility was retired in June 2015.

In July 2013 the SBA lender, received an extension on the maturity of its warehouse lines of credit, totaling $27,000,000 with Capital One from September 30, 2013 to May 31, 2015, at which time the outstanding balance would  be converted into a three-year term loan. The extension also enhanced the terms of the credit facilities by removing the $15,000,000 funding sublimit for the non-guaranteed portions of the SBA 7(a) loans NSBF originates, and increasing the advance rate to 55% from 50% for the non-guaranteed portions of the SBA 7(a) loans.  As of June 30, 2015 and December 31, 2014, NSBF had $26,322,000 and $33,856,000 outstanding under the line of credit. The interest rate on the portion of the facility, collateralized by the government guaranteed portion of SBA 7(a) loans, is set at Prime plus 100 basis points, and there is a quarterly facility fee equal to 25 basis points on the unused portion of the revolving credit calculated as of the end of each calendar quarter. The interest rate on the portion of the facility, collateralized by the non-guaranteed portion of SBA 7(a) loans, is set at Prime plus 187.5 basis points, and there is a quarterly facility fee equal to 25 basis points on the unused portion of the revolving credit calculated as of the end of each calendar quarter. On October 29, 2014, NSBF, closed an additional $23,000,000 in financing with Capital One which increased the existing revolving credit facility from $27,000,000 to $50,000,000.  The amendment also extended the term of the facility from May 31, 2015 to May 16, 2018. In June 2015, NSBF  amended its existing facility to eliminate the fixed charge coverage ratio in exchange for a debt service ratio, new EBITDA minimums, the elimination of restrictions on the Company’s ability to pay dividends to its stockholders, as well as the release of the guarantees of the Company’s former subsidiaries (now treated as portfolio companies). In addition, the amendment extended the date on which the facility will convert to a term loan from May 16, 2016 to May 16, 2017 and extended the maturity date of the facility to May 16, 2019.  At June 30, 2015, the Company was in full compliance with applicable loan covenants.
As of June 30, 2015, the Company’s unused sources of liquidity consisted of $10,847,000 available through the combined Capital One facilities, $6,092,000 in unrestricted cash, and $226,000 in money market funds.

Restricted cash of $18,498,000 as of June 30, 2015 is primarily held in NSBF. The majority, or $17,330,000 of restricted cash, is related to NSBF, and includes amounts held in a prefunding account to be used to originate new loans, reserves in the event payments are insufficient to cover interest and/or principal with respect to the securitization, payments collected which are due to participants and amounts owed to the SBA.

In summary, Newtek generated and used cash as follows:

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Net cash provided by operating activities	$3,433	$11,352
Net cash used in investing activities	(70)	(16,530)
Net cash (used in) provided by financing activities	(15,084)	1,671
Net decrease in cash and cash equivalents	(11,721)	(3,507)
Cash and cash equivalents, beginning of period	17,813	12,508
Cash and cash equivalents, end of period	$6,092	$9,001
The summary presented above is not comparable due to cash flow presentation changes required as a result of the conversion to a BDC. The most significant change relates to the presentation of cash flows related to SBA debt investments/loans which are included in investing activities for the six months ended June 30, 2014 and operating activities for the six months ended June 30, 2015.
Net cash flows from operating activities decreased $7,919,000 for the six months ended June 30, 2015. The decrease was primarily attributed to a decrease in broker receivables. The Company did not have any broker receivables at December 31, 2014 which caused the decrease in 2015. Broker receivables arise from investments/loans traded but not settled before period end and represent the amount of cash due from the purchasing broker; the amount varies depending on loan origination volume and timing of sales at period end. The decrease was offset by originations of SBA guaranteed and unguaranteed investments (net of repayments) of $95,719,000 offset by proceeds from the sale of SBA guaranteed investments of $119,969,000. As discussed below, originations and repayments were included in investing activities during the six months ended June 30, 2014 but are included in operating activities during the six months ended June 30, 2015.
Net cash used in investing activities primarily includes the originations and repayments of the unguaranteed portions of SBA loans for the six months ended June 30, 2014. As a result of the BDC Conversion, originations and repayments of SBA debt investments are included in operating activities for the six months ended June 30, 2015. Net cash used also includes the purchase of fixed assets. Net cash used in investing activities decreased by $16,460,000 to cash used of $70,000 for the six months ended June 30, 2015 compared to cash used of $16,530,000 for the six months ended June 30, 2014. The decrease was due primarily to originations and repayments of SBA debt investments being included in operating activities subsequent to the conversion to a BDC. SBA debt investments, net of repayments were $16,063,000 for the six months ended June 30, 2014.
Net cash (used in) provided by financing activities primarily includes the net borrowings and (repayments) on bank lines of credit and notes payable as well as securitization activities. Net cash provided by financing activities decreased by $16,755,000 to cash used of $15,084,000 for the six months ended June 30, 2015. In 2014 net principal payments on term loans were $590,000 compared to principal payments of $9,167,000 in 2015 related to the pay down of the Capital One term loan. Payments related to securitizations increased $1,980,000 as a result of the additional securitization transaction completed in December 2014. Restricted cash related to securitizations increased $6,412,000 in 2014 compared to a decrease of $5,944,000 in 2015. The decrease is also attributed to $3,985,000 of dividends paid in 2015 compared to no dividends paid in 2014. The decreases were offset by the $19,119,000 in proceeds from the revolving line of credit with two controlled portfolio companies.
Contractual Obligations
The following chart represents Newtek’s significant obligations and commitments as of June 30, 2015, (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year		1-3 years	3-5 years	More than 5 years
Bank Notes Payable (a)	$26,322	$23,552	(b)	$—	$—	$2,770	(c)
Securitization Notes Payable (d)	72,312	—		—	—	72,312
Note payable - related party	19,119	$—		$—	$19,119	$—
Totals	$117,753	$23,552		$—	$19,119	$75,082

(a)	Payable to Capital One: Interest rates range from 4.25% to 5.75%.

(b)	Includes:
The amount outstanding on the NSBF Capital One guaranteed line. Amount payable upon sale of the guaranteed portions of loans which generally occurs within 0-60 days.

(c)	Includes:
$2,770,000 outstanding on the NSBF Capital One unguaranteed line, which converts to a three year term loan on May 16, 2017 maturing on May 16, 2019.

(d)	Includes:
$72,312,000 net of discount, of securitization notes with legal maturity of 30 years bearing interest at rates between London Interbank Offered Rate ("LIBOR") plus 3.45% to prime plus 0.75%; actual principal payments will be paid by cash flow in excess of that needed to pay various fees related to the operation of the Trust and interest on the debt.
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
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels for disclosure purposes. The Company carries all investments at fair value. Additionally, the Company carries its credits in lieu of cash, notes payable in credits in lieu of cash, and servicing assets at fair value. The fair value hierarchy gives the highest priority (Level 1) to quoted prices in active markets for identical assets or liabilities and gives the lowest priority to unobservable inputs (Level 3). An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation. The levels of the fair value hierarchy are as follows:

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

New Accounting Standards

In May 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-07 "Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)." The update changes the requirements for the presentation of certain investments using the net asset value, providing a practical expedient to exclude such investments from categorization within the fair value hierarchy and make a separate disclosure. This ASU is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods. The Company does not expect this guidance to have a material impact on its consolidated financial statements and disclosures.

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

Off Balance Sheet Arrangements
There were no off balance sheet arrangements as of June 30, 2015 .
Recent Developments
On July 23, 2015, the Company acquired Premier Payments LLC (“Premier”), as a new wholly owned, controlled portfolio company.  Premier was owned 100% by a related party of the Company.  The total purchase price was approximately $16,483,000, of which $14,011,000 was paid in cash and $2,472,000 was paid in newly issued restricted shares of Newtek common stock. A total of 130,959 shares were issued which may not be sold or transferred for six months. The Company’s board of directors, including a majority of independent directors, approved the transaction.

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
We do not have significant exposure to changing interest rates on invested cash (includes cash and cash equivalents, restricted cash and money market funds) which was approximately $24,816,000 at June 30, 2015. We do not purchase or hold derivative financial instruments for trading purposes. All of our transactions are conducted in U.S. dollars and we do not have any foreign currency or foreign exchange risk. We do not trade commodities or have any commodity price risk.
We believe that we have placed our demand deposits, cash investments and their equivalents with high credit-quality financial institutions. Invested cash is held almost exclusively at financial institutions of high credit quality. The Company invests cash not held in interest free checking accounts or bank money market accounts mainly in U.S. Treasury only money market instruments or funds and other investment-grade securities. As of June 30, 2015, cash deposits in excess of FDIC and SIPC insurance totaled approximately $8,714,000.
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

As previously disclosed, during the quarter ended June 30, 2013, the Federal Trade Commission (the “FTC”) amended an existing complaint in the matter Federal Trade Commission v. WV Universal Management, LLC et al., pending in the United States District Court for the Middle District of Florida (the “Court”), to add UPS as an additional defendant on one count of providing substantial assistance in violation of the Telemarketing Sales Rule. On November 18, 2014, the Court issued an Order granting the FTC’s motion for summary judgment against UPS on the single count. Subsequently, the FTC filed motions for a permanent injunction and equitable monetary relief against UPS and the other remaining defendants. Prior to the Court hearing on the motions, UPS and the FTC reached a settlement on the FTC’s motion for a permanent injunction, subject to final approval of the FTC. On February 11, 2015, the Court granted the FTC’s motion for equitable relief against UPS and the other remaining defendants, ordering that the remaining defendants pay $1,735,000 in equitable monetary relief. UPS has recorded a reserve for the full amount of the potential loss as of June 30, 2015. On May 19, 2015, the Court entered an equitable monetary judgment against NMS for approximately $1,735,000.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In connection with the acquisition of Premier Payments LLC, the Company issued 130,959 restricted common shares to Jeffrey Rubin, a related party, in a private transaction as a portion of the consideration, as discussed herein.

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

NEWTEK BUSINESS SERVICES CORP.

Date: August 4, 2015	By:	/S/ BARRY SLOANE
Barry Sloane
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2015	By:	/S/ JENNIFER EDDELSON
Jennifer Eddelson
Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)