Form 10-Q
period 2015-09-30
Newtek Business Services Corp.
filed 2015-11-05
CIK 1587987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 28, 2015 there were 12,653,335 shares issued and outstanding of the registrant’s Common Stock, par value $0.02 per share.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (In Thousands, except for Per Share Data)
	September 30, 2015	December 31, 2014
ASSETS	(Unaudited)	(Note 1)
Investments, at fair value
SBA unguaranteed non-affiliate investments (cost of $155,537 and $131,093, respectively; includes $138,426 and $120,990, respectively, related to securitization trust VIE)	$144,290	$121,477
Controlled investments (cost of $28,675 and $18,065, respectively)	100,726	77,499
SBA guaranteed non-affiliate investments (cost of $1,700 and $28,057, respectively)	1,920	31,486
Non-control/Non-affiliate investments (cost of $2,116 and $0, respectively)	2,116	—
Investments in money market funds (cost of $36 and $3,000, respectively)	36	3,000
Total investments at fair value	249,088	233,462
Cash and cash equivalents	3,098	17,813
Restricted cash	26,722	15,389
Broker receivable	22,238	—
Due from related parties	4,707	3,190
Servicing assets, at fair value	11,895	9,483
Credits in lieu of cash	1,207	2,229
Other assets (includes $2,599 and $2,550, respectively, related to securitization trust VIE)	12,916	20,266
Total assets	$331,871	$301,832
LIABILITIES AND NET ASSETS
Liabilities:
Bank notes payable	$21,849	$43,023
Notes due 2022	8,200	—
Notes payable - Securitization trust VIE	97,930	79,520
Notes payable - related parties	18,121	—
Due to related parties	1,751	2,867
Notes payable in credits in lieu of cash	1,207	2,229
Accounts payable, accrued expenses and other liabilities	8,080	7,775
Total liabilities	157,138	135,414
Commitments and contingencies (Note 8)
Net Assets:
Preferred stock (par value $0.02 per share; authorized 1,000 shares, no shares issued and outstanding)	—	—
Common stock (par value $0.02 per share; authorized 200,000 shares, 10,353 and 10,206 issued and outstanding at September 30, 2015 and December 31, 2014, respectively, not including 17 shares held in escrow as of December 31, 2014)	207	205
Additional paid-in capital	163,005	165,532
Distributions in excess of net investment income	(8,786)	(2,523)
Net unrealized appreciation on investments	6,840	2,609
Net realized gains on investments	13,467	595
Total net assets (See Note 15 for discussion of October 1, 2015 NAV)	174,733	166,418
Total liabilities and net assets	$331,871	$301,832
Net asset value per common share (See Note 15 for discussion of October 1, 2015 NAV)	$16.88	$16.31
See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands, except for Per Share Data)

	As a Business Development Company	Prior to becoming a Business Development Company	As a Business Development Company	Prior to becoming a Business Development Company
	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Investment income:
From non-affiliate investments:
Interest income	$2,153	$—	$6,509	$—
Servicing income	1,262	—	3,373	—
Other income	472	—	1,331	—
Total investment income from non-affiliate investments	3,887	—	11,213	—
From controlled investments:
Interest income	58	—	202	—
Dividend income	3,093	—	5,967	—
Other income	—	—	12	—
Total investment income from controlled investments	3,151	—	6,181	—
Total investment income	7,038	—	17,394	—
Operating revenues:
Electronic payment processing	—	22,777	—	67,467
Web hosting and design	—	3,739	—	11,840
Premium income	—	5,801	—	15,930
Interest income	—	1,689	—	4,818
Servicing fee income – NSBF portfolio	—	915	—	2,661
Servicing fee income – external portfolios	—	1,711	—	5,248
Income from tax credits	—	11	—	39
Insurance commissions	—	471	—	1,272
Other income	—	1,052	—	3,106
Total operating revenues	—	38,166	—	112,381
Net change in fair value of:
SBA loans	—	(493)	—	(1,640)
Credits in lieu of cash and notes payable in credits in lieu of cash	—	(2)	—	(2)
Total net change in fair value	—	(495)	—	(1,642)
Expenses:
Electronic payment processing costs	—	19,147	—	57,084
Salaries and benefits	3,444	6,481	9,600	19,782
Interest	1,864	1,330	4,948	6,555
Depreciation and amortization	87	917	257	2,668
Provision for loan losses	—	14	—	(52)
Other general and administrative costs	3,134	5,259	8,851	15,674
Total expenses	8,529	33,148	23,656	101,711
Net investment loss	(1,491)	—	(6,262)	—

	As a Business Development Company	Prior to becoming a Business Development Company	As a Business Development Company	Prior to becoming a Business Development Company
	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Net realized and unrealized gains (losses):
Net realized gain on non-affiliate investments	6,620	—	21,659	—
Net unrealized depreciation on SBA guaranteed non-affiliate investments	(48)	—	(3,210)	—
Net unrealized depreciation on SBA unguaranteed non-affiliate investments	(531)	—	(1,667)	—
Net unrealized appreciation on controlled investments	770	—	10,289	—
Net unrealized depreciation on servicing assets	(565)	—	(1,177)	—
Net unrealized depreciation on credits in lieu of cash and notes payable in credits in lieu of cash	(6)	—	(4)	—
Net realized and unrealized gains	6,240	—	25,890	—
Income before income taxes	—	4,523	—	9,028
Net increase in net assets	$4,749	$—	$19,628	$—
Provision for income taxes	—	1,934	—	3,694
Net income	—	2,589	—	5,334
Net loss attributable to non-controlling interests	—	55	—	95
Net income attributable to Newtek Business Services Corp.	$—	$2,644	$—	$5,429
Weighted average common shares outstanding:
Basic	—	7,463	—	7,220
Diluted	—	7,699	—	7,688
Basic income per share	$—	$0.35	$—	$0.75
Diluted income per share	$—	$0.34	$—	$0.71
Net increase in net assets per share	$0.46	$—	$1.92	$—
Net investment loss per share	$(0.14)	$—	$(0.61)	$—
Dividends and distributions declared per common share	$—	$—	$0.86	$—
Weighted average shares outstanding	10,318	—	10,244	—
See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS (UNAUDITED)
(In Thousands)

Nine Months Ended September 30, 2015
Increase in net assets:
Net investment loss	$(6,262)
Net realized gain on investments	21,659
Net change in unrealized appreciation on investments	5,412
Net change in unrealized depreciation on servicing assets	(1,177)
Net change in unrealized depreciation on credits in lieu of cash and notes payable in credits in lieu of cash	(4)
Net increase in net assets	19,628
Distributions to stockholders:
Distributions to stockholders from net realized gains	(8,787)
Total distributions to stockholders	(8,787)
Capital share transactions:
Issuance of common stock under dividend reinvestment plan	87
Issuance of common stock in connection with acquisition of Premier Payments LLC	2,472
Issuance of common stock in connection with legal settlement	215
Net increase in net assets from capital share transactions	2,774
Other transactions:
Consolidation of Texas Whitestone Group, LLC and CCC Real Estate Holdings Co., LLC (1)	(33)
Adjustment to 2014 offering costs	17
Reversal of deferred tax asset	(2,870)
Distribution to members of Exponential of New York, LLC	(2,414)
Net decrease in net assets from other transactions	(5,300)
Total increase in net assets	8,315
Net assets at beginning of period	166,418
Net assets at end of period	$174,733
Common shares outstanding at end of period	10,353
Capital share activity:
Shares issued under dividend reinvestment plan	5
Shares issued in connection with acquisition of Premier Payments LLC	131
Shares issued in connection with legal settlement	11
Net increase in capital activity	147

(1) During the quarter ended June 30, 2015 it was determined that Texas Whitestone Group, LLC and CCC Real Estate Holdings Co., LLC are controlled holding companies.
See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (In Thousands)
	As a Business Development Company	Prior to becoming a Business Development Company
	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Cash flows from operating activities:
Net increase in net assets/net income	$19,628	$5,334
Adjustments to reconcile net increase in net assets/net income to net cash (used in) provided by operating activities:
Net unrealized appreciation on controlled investments	(10,289)	—
Net unrealized depreciation on non-affiliate investments	4,877	—
Net unrealized depreciation on servicing assets	1,177	—
Realized gains on non-affiliate investments	(22,287)	—
Realized losses on non-affiliate investments	628	—
Income from tax credits	(25)	(39)
Amortization of deferred financing costs and debt discount related to debt refinancing	—	1,905
Accretion of interest expense	21	37
Fair value adjustments on SBA loans	—	1,640
Fair value adjustment of credits in lieu of cash and notes payable in credits in lieu of cash	4	2
Deferred income taxes	—	(880)
Depreciation and amortization	257	2,668
Purchase of loan from SBA	(703)	—
Funding of controlled investments	(14,230)	—
Funding of non-control/non-affiliate investments	(2,200)	—
Originations of SBA guaranteed non-affiliate investments	(128,672)	—
Principal payments received from controlled investments	800	—
Principal payments received from non-control/non-affiliate investments	84	—
Return of investment from controlled investment	2,965	—
Proceeds from sale of SBA guaranteed non-affiliate investments	176,973	—
Originations of SBA unguaranteed non-affiliate investments	(39,084)	—
Payments received on SBA non-affiliate investments	14,191	—
Loss on sale of other real estate owned	(262)	—
Accretion of discount	167	331
Provision for loan losses	—	(52)
Other, net	982	1,340
Changes in operating assets and liabilities:
Net decrease in investments in money market funds	2,964	—
Originations of SBA loans held for sale	—	(103,658)
Proceeds from sale of SBA loans held for sale	—	104,845
Broker receivable	(22,238)	2,880
Due to/from related parties	(2,634)	—
Accounts receivable	34	549

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (In Thousands)
	As a Business Development Company	Prior to becoming a Business Development Company
	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Prepaid expenses, accrued interest receivable and other assets	5,613	3,549
Accounts payable, accrued expenses, other liabilities and deferred revenue	656	3,570
Change in restricted cash	(6,797)	(5,027)
Capitalized servicing assets	(3,589)	(2,660)
Net cash (used in) provided by operating activities	(20,989)	16,334
Cash flows from investing activities:
Investments in qualified businesses	—	(177)
Purchase of fixed assets and customer accounts	(93)	(1,313)
SBA loans originated for investment, net	—	(33,301)
Payments received on SBA loans	—	9,134
Proceeds from sale of loan held for investment	—	500
Net cash used in investing activities	(93)	(25,157)
Cash flows from financing activities:
Net (repayments)/borrowings on bank lines of credit	(12,007)	4,029
Proceeds from term loan	—	10,000
Net borrowings from related party line of credit	18,121	—
Proceeds from notes due 2022	8,200	—
Payments on bank term note payable	(9,167)	(11,007)
Dividends paid	(8,787)	—
Payments on senior notes	(13,786)	(8,037)
Issuance of senior notes, net of issuance costs	32,029	—
Change in restricted cash related to securitization	(4,536)	6,439
Exponential of New York, LLC distribution to members	(2,414)	—
Additions to deferred financing costs	(1,274)	(513)
Other, net	(12)	(194)
Net cash provided by financing activities	6,367	717
Net decrease in cash and cash equivalents	(14,715)	(8,106)
Cash and cash equivalents—beginning of period	17,813	12,508
Cash and cash equivalents—end of period	$3,098	$4,402
Supplemental disclosure of cash flow activities:
Non-cash operating, investing and financing activities:
Reduction of credits in lieu of cash and notes payable in credits in lieu of cash balances due to delivery of tax credits to Certified Investors	$1,043	$1,113
Increase in additional paid-in capital attributable to deferred tax adjustment on vested stock	$—	$166
Foreclosed real estate acquired	$832	$136
Reversal of deferred tax asset	$2,870	$—
Issuance of common shares in connection with acquisition of Premier Payments LLC	$2,472	$—
Issuance of common shares in connection with legal settlement	$215	$—

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (In Thousands)
	As a Business Development Company	Prior to becoming a Business Development Company
	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Issuance of common shares under dividend reinvestment plan	$87	$—
See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2015 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Performing SBA Unguaranteed Investments (1)
Recycling Consultants, Inc. and Prairie State Salvage and Recycling In	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/30/2027	$767.5	$767.5	$660.0	0.38%
R.H. Hummer Jr., Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	9/30/2025	375.0	375.0	347.0	0.20%
Barub Realty LLC and Barub LLC dba Woodlawn Cabinets	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	9/30/2040	143.0	143.0	142.2	0.08%
Naeem Khan LTD	Apparel Manufacturing	Term Loan	Prime plus 2.75%	9/30/2025	125.0	125.0	99.6	0.06%
Accent Homes Services LLC dba Benjamin Franklin Plumbing of Kansas Cit	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/30/2028	66.5	66.5	62.2	0.04%
Bat Bridge Investments Inc dba Kalologie 360 Spa	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/30/2025	85.5	31.2	24.8	0.01%
Binky's Vapes LLC	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/30/2025	22.5	22.5	17.9	0.01%
SCJEN Management Inc dba Bowl of Heaven	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2025	60.0	17.8	14.1	0.01%
Joyce Outdoor Advertising LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/29/2040	234.8	234.8	230.7	0.13%
The Grasso Companies LLC and Grasso Pavement Maintenance LLC Veranda L	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/28/2025	518.8	518.8	501.5	0.29%
RIM Investments LLC and RIM Architects LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/28/2040	399.0	399.0	374.8	0.21%
Greensward of Marco Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/28/2040	87.5	87.5	82.7	0.05%
Yachting Solutions LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/25/2040	962.5	962.5	885.4	0.51%
Sandlot Ventures LLC and Sandbox Ventures LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/25/2040	442.5	442.5	408.1	0.23%
Hemingway Custom Cabinetry LLC	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	9/25/2025	220.0	220.0	180.3	0.10%
South Towne Dental Center, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/25/2025	50.0	50.0	49.4	0.03%
Daniel W. Stark dba Mountain Valley Lodge and RV Park	Accommodation	Term Loan	Prime plus 2.75%	9/25/2040	13.5	13.5	13.6	0.01%
Prestigious LifeCare for Seniors LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/25/2025	9.8	9.8	8.7	—%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2015 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
St Lawrence Hotel Corp and Oheka Catering Inc dba Quality Inn	Accommodation	Term Loan	Prime plus 2.75%	9/24/2040	625.0	625.0	597.2	0.34%
Hagerstown Muffler, Inc. and JMS Muffler, Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/24/2040	327.5	327.5	328.7	0.19%
J.R. Wheeler Corporation dba Structurz Exhibits and Graphics	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/24/2025	21.0	21.0	20.8	0.01%
J3K LLC dba Ronan True Value Hardware	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/23/2025	152.5	152.5	121.5	0.07%
Stormrider Inc dba Shirley's Stormrider Inc	Truck Transportation	Term Loan	Prime plus 2.75%	9/23/2025	67.5	67.5	53.8	0.03%
Rutledge Enterprises Inc dba BLC Property Management	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/23/2040	62.5	62.5	59.7	0.03%
Finish Strong Inc dba FASTSIGNS St Peters	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	9/23/2025	50.0	50.0	39.8	0.02%
Nova Solutions Inc	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	9/22/2040	320.0	320.0	306.2	0.18%
Pine Belt Wood Products LLC	Forestry and Logging	Term Loan	Prime plus 2.75%	9/22/2040	163.8	163.8	141.6	0.08%
Frozen Treats of Hollywood FL, LLC dba Sub Zero Ice Cream	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/22/2025	15.8	15.8	13.4	0.01%
IIoka Inc dba New Cloud Networks	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/21/2025	665.0	665.0	529.9	0.30%
Sound Manufacturing Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/21/2025	50.0	50.0	42.6	0.02%
Vallmar Studios, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/21/2025	15.8	15.8	12.6	0.01%
Scent-Sation Inc	Textile Product Mills	Term Loan	Prime plus 2.75%	9/18/2040	687.5	687.5	683.6	0.39%
Al-Mustafa Enterprise, Inc. and Al-Mustafa Enterprise Inc	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/18/2040	134.0	134.0	128.2	0.07%
Vanderhoof LLC dba Soxfords	Apparel Manufacturing	Term Loan	Prime plus 2.75%	9/18/2025	15.9	15.9	12.7	0.01%
MiJoy Inc dba Imo's Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/18/2025	8.3	8.3	6.6	—%
FirstVitals Health and Wellness Inc	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/17/2025	150.0	150.0	119.5	0.07%
Naeem Khan LTD	Apparel Manufacturing	Term Loan	Prime plus 2.75%	9/17/2025	125.0	125.0	99.6	0.06%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2015 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Import Car Connection Inc dba Car Connection	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/16/2040	407.5	407.5	400.9	0.23%
Johnson Carwash LLC and Johnson Petroleum LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	9/14/2040	340.0	340.0	339.6	0.19%
Almost Home Daycare LLC	Social Assistance	Term Loan	Prime plus 2.75%	9/11/2025	62.5	62.5	59.7	0.03%
Veliu LLC dba FASTSIGNS #15901	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	9/10/2025	50.0	50.0	41.2	0.02%
B and A Friction Materials Inc	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/9/2025	102.5	102.5	81.7	0.05%
Gardner's Wharf Holdings LLC and Gardner's Wharf Seafood Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	9/8/2040	140.0	140.0	140.5	0.08%
Empowerschool LLC and Behavioral Therapy Center of Au	Social Assistance	Term Loan	Prime plus 2.75%	9/4/2040	685.0	685.0	687.4	0.39%
AIG Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/4/2040	363.8	363.8	329.4	0.19%
Higher Grounds Community Coffeehouse, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/2/2025	8.3	8.3	6.9	—%
The Camera House Inc	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	8/31/2025	1,250.0	1,250.0	1,102.1	0.63%
Delray Scrap Recycling LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	8/31/2025	22.5	22.5	17.9	0.01%
P and D Enterprises Ind dba Wallaby's Liquor Warehouse	Food and Beverage Stores	Term Loan	Prime plus 2.75%	8/28/2040	888.9	888.9	847.4	0.48%
LAN Doctors Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/28/2025	81.3	81.3	70.6	0.04%
Trading Group 3 Inc	Nonstore Retailers	Term Loan	Prime plus 2.75%	8/28/2025	50.0	50.0	39.8	0.02%
J and K Fitness L.L.C. dba Physiques Womens Fitness Center	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2041	93.8	34.0	34.1	0.02%
Elite Institute LLC dba Huntington Learning Center	Educational Services	Term Loan	Prime plus 2.75%	8/28/2025	15.0	15.0	12.0	0.01%
Zephyr Seven Series LLC dba 18/8 Fine Men's Salon	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/28/2025	81.3	10.0	9.9	0.01%
B and J Catering Inc dba Culinary Solutions	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/27/2040	472.5	255.1	256.0	0.15%
3000 CSI Property LLC and Consulting Solutions Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/20/2040	137.5	137.5	135.0	0.08%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2015 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
God Be Glorified Inc dba (*)GBG Inc	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	8/20/2025	53.0	53.0	42.2	0.02%
GDP Gourmet LLC dba Joe and John's Pizza Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/19/2040	145.0	145.0	137.5	0.08%
Gold Jet Corp dba The UPS Store	Couriers and Messengers	Term Loan	Prime plus 2.75%	8/14/2025	68.3	68.3	59.6	0.03%
Screenmobile Management Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/14/2025	47.0	47.0	37.9	0.02%
SKJ Inc dba Subway	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/13/2025	84.8	84.8	68.7	0.04%
Dosus Inc dba Perry's Pools	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/7/2025	112.5	112.5	91.9	0.05%
Jennifer T Campbell	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/31/2025	9.8	9.7	7.7	—%
LP Industries Inc dba Childforms	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	7/29/2025	125.0	123.2	111.0	0.06%
Advanced Machine & Technology, Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	7/29/2025	90.3	89.7	79.4	0.05%
Pauley Tree and Lawn Care Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/28/2025	65.8	65.3	55.9	0.03%
C & D Medical of Naples, Inc and Forever & Always of Naples, Inc dba I	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/24/2040	135.0	134.8	119.5	0.07%
Forever & Always of Naples Inc dba Island Animal Hospital	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/24/2025	107.5	106.8	93.2	0.05%
Beale Street Blues Company-West Palm Beach LLC dba Lafayette's-West Pa	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	7/24/2025	66.3	65.8	55.0	0.03%
Pooh's Corner Realty LLC and Pooh's Corner Inc	Social Assistance	Term Loan	Prime plus 2.75%	7/23/2040	103.8	103.6	102.5	0.06%
Smart Artists Inc.	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	7/23/2025	22.5	22.4	17.8	0.01%
Aaron Delgado and Associates Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/22/2025	8.2	8.1	6.5	—%
Free Ion Advisors LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/21/2025	64.3	63.9	50.9	0.03%
Murrayville Donuts, Inc dba Dunkin' Donuts	Food and Beverage Stores	Term Loan	Prime plus 2.75%	7/15/2040	344.5	142.9	143.4	0.08%
Union 2 LLC dba The Standard	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/10/2025	91.5	91.5	81.1	0.05%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2015 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
The Smile Place LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/30/2040	283.9	283.0	271.6	0.16%
Anglin Cultured Stone Products LLC dba Anglin Construction	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/30/2025	281.8	278.3	234.5	0.13%
Thrifty Market, Inc. dba Thrifty Foods	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/30/2030	262.5	260.7	221.6	0.13%
All About Smiles P A	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/30/2040	237.7	237.0	227.4	0.13%
BJ's Tavern LLC and BJ's Cabana Bar Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2040	212.5	211.9	202.5	0.12%
Jonathan E Nichols and Nichols Fire and Security LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/30/2025	75.0	74.1	68.0	0.04%
Home Again Restaurant LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2040	59.0	58.8	57.1	0.03%
Danny V, LLC dba Hugo's Taproom	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2040	54.0	53.8	47.8	0.03%
Advanced Skincare Medcenter Inc dba Advanced Skincare Surgery	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/29/2025	337.5	333.3	271.6	0.16%
Summit Beverage Group LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	8/29/2030	291.9	289.9	252.8	0.14%
R2 Tape Inc dba Presto Tape	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/29/2025	176.3	174.1	160.2	0.09%
North Atlanta RV Rentals LLC	Rental and Leasing Services	Term Loan	Prime plus 2.75%	6/29/2025	144.3	142.6	113.6	0.07%
Myclean Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/29/2025	15.9	15.7	12.5	0.01%
Jihan Inc dba ARCO AM/PM and Diana Inc dba Diana's Recycling	Gasoline Stations	Term Loan	Prime plus 2.75%	6/26/2040	380.0	378.9	358.5	0.21%
CEM Autobody LLC dba Dawn's Autobody	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/26/2040	135.5	135.1	126.0	0.07%
SofRep, Inc dba Force 12 Media	Other Information Services	Term Loan	Prime plus 2.75%	6/26/2025	66.3	65.4	52.1	0.03%
E & G Enterprises LLC dba Comfort Keepers	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/26/2025	22.5	22.2	17.8	0.01%
TJU-DGT Inc dba The Lorenz Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/26/2029	20.6	20.5	19.9	0.01%
Ohs Auto Body, Inc. dba Ohs Body Shop	Repair and Maintenance	Term Loan	7.62%	6/25/2040	1,207.5	1,207.5	1,124.9	0.64%
Wolf Enviro Interests, LLC and Enviromax Services Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/25/2040	246.5	245.8	217.3	0.12%
Amboy Group, LLC dba Tommy's Moloney's	Food Manufacturing	Term Loan	Prime plus 2.75%	6/24/2025	454.0	448.4	443.0	0.25%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2015 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Evinger PA One, Inc. dba Postal Annex, Falcon	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/24/2025	22.5	22.2	19.1	0.01%
Northeast Arkansas Pizza, Inc. dba Domino’s Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/23/2025	608.0	600.5	482.5	0.28%
Richards Plumbing and Heating Co., Inc. dba Richards Mechanical	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/23/2040	551.8	550.1	552.0	0.32%
RJI Services, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/23/2025	22.5	22.1	17.6	0.01%
Real Help LLC dba Real Help Decorative Concrete	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/22/2025	53.1	52.5	49.7	0.03%
Balthazar Management Virgin Islands, LLC dba The Beach Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/22/2025	15.8	15.6	15.4	0.01%
KRN Logistics, LLC,Newsome Trucking, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	6/19/2025	543.5	536.8	468.6	0.27%
New Paltz Dental Care, PLLC dba Ariel Dental Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/19/2025	100.0	98.8	91.9	0.05%
PM Cassidy Enterprises, Inc. dba Junk King	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/19/2025	14.9	14.7	11.7	0.01%
Inverted Healthcare Staffing of Florida LLC dba Interim Healthcare Tra	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/18/2025	61.3	60.5	48.2	0.03%
Square Deal Siding Company,LLC dba Square Deal Siding Company	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/18/2025	22.5	22.2	22.0	0.01%
Flooring Liquidators Inc and Flooring Liquidators of Mt Kisco LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/17/2025	437.5	432.1	412.8	0.24%
AM PM Properties, LLC and AM PM Willington, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/17/2040	87.1	86.8	85.2	0.05%
Nelson Sargsyan dba HDA Trucking	Support Activities for Transportation	Term Loan	Prime plus 2.75%	6/16/2025	130.5	128.9	102.7	0.06%
Mirage Plastering Inc and Mpire LLC and Mpire II LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/12/2040	338.8	337.8	278.5	0.16%
Anturio Marketing Inc dba Logic Consulting	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/12/2040	290.3	289.4	290.4	0.17%
Bizzare Foods Inc dba Trooper Foods	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/12/2025	125.0	123.2	98.2	0.06%
Eldredge Tavern LLC dba Gonyea's Tavern	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/8/2040	56.3	56.1	56.3	0.03%
ViAr Visual Communications, Inc. dba Fastsigns 281701	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/5/2025	62.0	61.2	50.3	0.03%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2015 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Chitalian Fratelli LLC dba Francesca Brick Oven Pizza and Pasta	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/5/2025	16.1	15.9	12.6	0.01%
Nicor LLC dba Fibrenew Sacramento	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/5/2022	13.8	13.5	10.8	0.01%
Video Vault & Tanning LLC and Mosaic Salon LLC	Rental and Leasing Services	Term Loan	Prime plus 2.75%	6/4/2040	90.5	90.2	90.2	0.05%
Medworxs LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/3/2025	125.0	123.5	99.4	0.06%
DTM Parts Supply Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/2/2025	62.8	62.0	49.4	0.03%
XCESSIVE THROTTLE, INC dba Jake's Roadhouse	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2025	8.3	8.1	6.5	—%
God is Good LLC dba BurgerFi	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/27/2025	67.3	64.0	55.8	0.03%
Villela CPA PL	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/27/2025	9.0	8.8	7.4	—%
Douglas Posey and Sally Watkinson dba Audrey's Farmhouse	Accommodation	Term Loan	Prime plus 2.75%	5/20/2040	174.1	173.4	168.1	0.10%
Pen Tex Inc dba The UPS Store	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/20/2025	22.0	21.6	17.2	0.01%
Opes Campitor Corporation dba Frux Documents	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/20/2025	16.5	16.2	13.2	0.01%
Capstone Pediatrics PLLC and Capstone Healthcare Consulting LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/15/2025	717.3	704.0	578.7	0.33%
15 McArdle LLC and No Other Impressions Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/15/2040	257.1	256.0	232.7	0.13%
E-Z Box Storage, Inc.	Real Estate	Term Loan	Prime plus 2.75%	5/11/2025	89.3	87.6	86.5	0.05%
Guard Dogs MFS LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/8/2025	65.0	63.8	51.4	0.03%
Homegrown For Good LLC	Apparel Manufacturing	Term Loan	Prime plus 2.75%	5/8/2025	60.0	58.9	49.4	0.03%
George S Cochran DDS Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/7/2025	130.0	127.6	102.0	0.06%
South Park Properties LLC and Midlothian Hardware LLC dba Gril	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/6/2040	170.5	168.6	168.3	0.10%
200 North 8th Street Associates LLC and Enchanted Acres Fa	Food Manufacturing	Term Loan	Prime plus 2.75%	5/4/2028	494.6	488.2	484.2	0.28%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2015 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Matthew Taylor and Landon Farm LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/4/2040	100.0	75.8	65.8	0.04%
Cares Inc dba Dumpling Grounds Day Care Center	Social Assistance	Term Loan	Prime plus 2.75%	5/1/2040	81.9	79.3	79.5	0.05%
Capitol Compliance Associates Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/30/2025	15.9	15.5	12.4	0.01%
RDRhonehouse ENT. LLC dba Chill Skinz	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	4/29/2025	88.9	86.7	69.0	0.04%
Orchid Enterprises Inc dba Assisting Hands of Sussex County	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/24/2025	15.0	14.6	11.7	0.01%
Ragazza Restaurant Group, Inc. dba Bambolina	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/21/2025	22.5	21.9	18.5	0.01%
Diamond Solutions LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	4/21/2025	22.5	21.9	17.5	0.01%
Giacchino Maritime Consultants Inc	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/17/2025	22.5	21.9	17.5	0.01%
Sound Coaching Inc	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	4/14/2025	44.4	43.3	33.6	0.02%
Carolina Beefs, LLC dba Beef O'Brady's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/13/2025	19.5	19.0	14.9	0.01%
Faramarz Nikourazm dba Car Clinic Center	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/3/2040	73.8	73.3	68.8	0.04%
T and B Boots Inc dba Takkens	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	3/31/2025	807.8	782.9	714.3	0.41%
Advance Case Parts RE Holdings LLC and Advance Case Parts Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/31/2040	758.3	754.9	671.0	0.38%
Mid-South Lumber Co. of Northwest Florida, Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/31/2040	428.8	425.6	375.3	0.21%
HAVANA CENTRAL NJ1, LLC dba Havana Central	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/31/2025	250.0	250.0	238.9	0.14%
Jatcoia 60056, LLC dba Style Encore	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	3/31/2025	22.3	21.4	19.3	0.01%
Copper Beech Financial Group LLC	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	3/30/2025	125.0	121.1	105.4	0.06%
Delta Aggrigate LLC	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	3/30/2025	90.0	90.0	88.7	0.05%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2015 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Foresite Realty Partners LLC and Foresite Real Estate Holdings LLC	Real Estate	Term Loan	Prime plus 2.75%	3/27/2025	1,238.3	1,199.7	929.8	0.53%
Shellhorn and Hill Inc dba Total Fleet Service	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/27/2040	1,040.3	1,032.6	910.6	0.52%
Sunset Marine Resort LLC and GoXpeditions LLC and Lavon Gomes and Trac	Accommodation	Term Loan	Prime plus 2.75%	3/27/2040	301.8	299.5	299.7	0.17%
South Florida Air Conditioning and Refrigeration Corp.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/27/2040	155.5	154.4	150.8	0.09%
Balthazar Management Virgin Islands LLC dba The Beach Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/27/2025	123.3	119.4	117.7	0.07%
Shorr Enterprises Inc dba New Design Furniture Manufacturers	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	3/27/2025	106.5	103.2	90.6	0.05%
Geo Los Angeles LLC dba Geo Film Group	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/26/2025	130.0	126.0	110.8	0.06%
Joyce Outdoor Advertising NJ LLC and Joyce Outdoor Advertising LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/26/2040	54.0	53.6	52.5	0.03%
Carpet Exchange of North Texas Inc and Clyde E. Cumbie Jr	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	3/25/2040	810.0	804.1	793.7	0.45%
Zero-In Media Inc	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	3/25/2025	22.5	21.8	17.1	0.01%
Loriet LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/24/2025	12.0	11.6	9.1	0.01%
CML RW Security, LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	3/20/2025	575.0	557.1	436.9	0.25%
Shelton Incorporated dba Mrs. Winners	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/20/2040	112.5	111.7	110.6	0.06%
Jaymie Hazard dba Indigo Hair Studio and Day Spa	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/20/2040	42.9	42.6	39.7	0.02%
R & R Security and Investigations Inc dba Pardners Lake Buchanan	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/19/2040	85.4	84.8	84.9	0.05%
MMS Realty, LLC and Molecular MS Diagnostics LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/18/2040	160.7	159.5	147.2	0.08%
Gurtej Singh and Ranjit Kaur dba Food Fair Market	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/18/2025	22.5	21.8	17.1	0.01%
BND Sebastian Limited Liability Company and Sebastian Fitness L	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/16/2040	172.5	171.2	165.1	0.09%
Royal Crest Motors LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/16/2040	91.3	90.6	85.3	0.05%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2015 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Firm Foundations Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/13/2025	81.3	78.7	66.9	0.04%
Summit Treatment Services Inc	Social Assistance	Term Loan	Prime plus 2.75%	3/11/2025	22.5	21.8	18.0	0.01%
Douglas Printy Motorsports, Inc. dba Blackburn Trike	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/9/2040	191.8	190.4	175.7	0.10%
Luigi's on Main LLC and Luigi's Main Street Pizza Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/4/2025	11.3	10.9	10.7	0.01%
Calhoun Satellite Communications Inc and Transmission Solutions Group	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	2/27/2025	952.8	916.4	763.0	0.44%
J&M Concessions Inc dba A 1 Liquors	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/27/2025	87.5	83.5	71.4	0.04%
Baystate Firearms and Training, LLC	Educational Services	Term Loan	Prime plus 2.75%	2/27/2025	63.4	60.9	48.4	0.03%
Road to Sedona Inc dba Thirteen	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/27/2025	56.6	54.5	43.2	0.02%
Kingseal LLC dba Desoto Health and Rehab Center	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	2/26/2040	1,250.0	1,239.0	1,239.8	0.71%
Pace Motor Lines, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	2/26/2025	66.2	63.8	62.3	0.04%
Nelson Financial Services LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/24/2025	12.5	12.0	9.4	0.01%
Kiddie Steps 4 You Inc.	Social Assistance	Term Loan	Prime plus 2.75%	2/19/2040	61.8	61.4	56.2	0.03%
Triangle Trash LLC dba Bin There Dump That	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	2/18/2025	74.4	71.5	61.7	0.04%
Silva Realty Holdings, LLC and MF-Silva Enterprises, Inc. dba T	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/11/2040	171.6	170.0	156.0	0.09%
740 Barry Street Realty LLC and Wild Edibles Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	2/10/2040	492.5	488.1	488.4	0.28%
Kostekos Inc dba New York Style Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/6/2040	66.3	65.7	61.6	0.04%
DuCharme Realty LLC and DuCharme Enterprises LLC dba Specialty	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	2/2/2040	225.1	223.1	201.5	0.12%
Dean 1021 LLC dba Pure Pita	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/29/2025	80.0	79.0	63.5	0.04%
Limameno LLC dba Sal's Italian Ristorante	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/23/2025	83.3	79.6	65.0	0.04%
Palmabak Inc dba Mami Nora's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/22/2025	21.5	20.3	19.8	0.01%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2015 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Jung Design Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/20/2022	8.4	7.8	6.1	—%
Grand Blanc Lanes, Inc. and H, H and H, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/31/2039	133.0	131.6	129.1	0.07%
First Prevention and Dialysis Center LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/30/2024	273.3	273.2	248.3	0.14%
FHJE Ventures LLC and Eisenreich II Inc dba Breakneck Tavern	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/30/2039	245.5	244.0	218.3	0.12%
Evans and Paul LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/30/2024	223.8	212.5	198.0	0.11%
Bear Creek Entertainment, LLC dba The Woods at Bear Creek	Accommodation	Term Loan	Prime plus 2.75%	12/30/2024	106.3	100.9	99.4	0.06%
Bowlerama Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/24/2039	1,202.5	1,190.0	1,188.8	0.68%
The Lodin Group LLC and Lodin Health Imaging Inc dba Highlands Breast	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/23/2039	530.3	524.0	463.8	0.27%
Thermoplastic Services Inc and Paragon Plastic Sheet, Inc	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	12/23/2039	500.0	494.1	494.3	0.28%
401 JJS Corporation and G. Randazzo Corporation	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/23/2039	473.5	472.1	456.5	0.26%
Atlantis of Daytona LLC and Ocean Club Sportswear Inc	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	12/23/2039	240.0	235.2	235.3	0.13%
Carolina Flicks Inc dba The Howell Theater	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	12/23/2032	163.3	159.8	146.3	0.08%
Beale Street Blues Company-West Palm Beach, LLC dba Lafayette Music Ha	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/22/2024	187.5	178.1	149.7	0.09%
The Jewelers Inc. dba The Jewelers of Las Vegas	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	12/19/2024	1,250.0	1,189.7	945.9	0.54%
B.S. Ventures LLC dba Dink's Market	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/19/2039	53.8	53.1	52.8	0.03%
Will Zac Management LLC dba Papa John's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/19/2024	48.8	46.4	45.7	0.03%
MM and M Management Inc dba Pizza Artista	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/19/2025	46.3	44.8	36.2	0.02%
B & W Towing, LLC and Boychucks Fuel LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/17/2039	164.5	162.6	148.7	0.09%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2015 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
All American Games, LLC and Sportslink - The Game, LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/10/2024	400.0	379.8	322.2	0.18%
The Conibear Corporation and Conibear Trucking, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	12/5/2024	12.0	11.8	10.2	0.01%
Kemmer LLC and Apples Tree Top Liquors LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/4/2039	138.4	136.7	122.8	0.07%
Homegrown For Good LLC	Apparel Manufacturing	Term Loan	Prime plus 2.75%	11/26/2024	230.0	219.9	192.6	0.11%
The Red Pill Management, Inc. dba UFC Gym Matthews	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	11/26/2024	54.3	51.9	43.5	0.02%
Trading Group 3, Inc.	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	11/26/2024	22.5	21.2	16.7	0.01%
Meridian Hotels, LLC dba Best Western Jonesboro	Accommodation	Term Loan	Prime plus 2.75%	11/25/2039	228.0	225.9	226.1	0.13%
Modern Manhattan LLC	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	11/25/2024	220.0	207.5	165.9	0.09%
Teamnewman Enterprises LLC dba Newmans at 988 and John H. Newman	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/25/2039	148.8	146.8	136.2	0.08%
Stormrider Inc dba Shirley's Stormrider, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	11/25/2024	150.0	141.5	111.0	0.06%
DeRidder Chiropractic LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/25/2024	13.2	12.5	11.9	0.01%
J&D Resources, LLC dba Aqua Science	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/21/2024	767.9	721.9	582.4	0.33%
Legacy Estate Planning Inc dba American Casket Enterprises	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/21/2024	42.0	39.6	31.1	0.02%
DC Real LLC and DC Enterprises LTD dba Lakeview True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/20/2039	119.4	118.3	114.2	0.07%
MLM Enterprises LLC and Demand Printing Solutions Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/18/2024	70.5	66.5	59.7	0.03%
JEJE Realty LLC and La Familia Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/10/2039	205.8	203.0	188.6	0.11%
Joey O's LLC and Jennifer Olszewski	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/7/2024	13.1	8.4	6.6	—%
Laura L. Smith dba Lisa Smith Studio	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/3/2024	15.0	14.1	10.9	0.01%
Heartland American Properties LLC and Skaggs RV Outlet LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/31/2039	479.0	471.9	452.6	0.26%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2015 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
M and C Renovations Inc	Construction of Buildings	Term Loan	Prime plus 2.75%	10/31/2024	20.3	19.0	14.8	0.01%
Golden Transaction Corporation dba Bleh Sunoco	Gasoline Stations	Term Loan	Prime plus 2.75%	10/30/2039	156.7	154.6	150.6	0.09%
Kantz LLC and Kantz Auto LLC dba Kantz's Hometown Auto	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/29/2039	68.1	67.1	64.0	0.04%
Seelan Inc dba Candleridge Market	Gasoline Stations	Term Loan	Prime plus 2.75%	10/27/2039	90.5	89.2	82.6	0.05%
185 Summerfield Inc and Valcon Contracting Corp	Construction of Buildings	Term Loan	Prime plus 2.75%	10/24/2039	162.3	159.8	154.9	0.09%
Navdeep B Martins and Busy Bubbles LLC dba Wishy Washy	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/24/2039	89.0	87.8	79.0	0.05%
3 F Management LLC and ATC Port Charlotte LLC dba Around The Clock Fit	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/17/2024	131.3	123.0	103.9	0.06%
One Hour Jewelry Repair Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/14/2024	20.6	19.3	15.1	0.01%
Return to Excellence, Inc. dba The Waynesville Inn Golf & Spa	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/10/2039	1,250.0	1,237.3	1,237.9	0.71%
Capitol Waste and Recycling Services LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	10/10/2024	257.8	241.5	206.7	0.12%
Sound Manufacturing Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/10/2024	187.5	176.0	147.0	0.08%
DNT Storage and Properties LLC	Real Estate	Term Loan	Prime plus 2.75%	10/10/2039	101.8	100.2	97.8	0.06%
Boilermaker Industries LLC dba PostNet	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/9/2024	18.8	17.8	15.9	0.01%
Doctors Express Management of Central Texas LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/8/2024	105.0	87.0	80.5	0.05%
Smith Spinal Care Center P.C. and James C. Smith	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/8/2039	60.0	59.1	56.3	0.03%
Michael Rey Jr. and Lynn J. Williams (EPC) and GIG Petcare dba Hickory	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/3/2039	126.9	124.3	120.1	0.07%
Sumad LLC dba BrightStar Care of Encinitas	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/2/2024	92.5	87.2	85.9	0.05%
Route 130 SCPI Holdings LLC (EPC) Route 130 SCPI Operations LLC (OC) d	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2039	538.8	538.8	490.9	0.28%
Roccos LLC and Sullo Pantalone Inc dba Rocco's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2039	255.8	251.6	230.6	0.13%
Keller Holdings LLC and David H Keller III and Carie C Keller	Scenic and Sightseeing Transportation	Term Loan	Prime plus 2.75%	9/30/2039	100.0	98.4	97.2	0.06%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2015 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
The Woods at Bear Creek LLC and Bear Creek Entertainment LLC dba The	Accommodation	Term Loan	Prime plus 2.75%	9/29/2039	513.3	505.6	504.2	0.29%
Orange County Insurance Brokerage Inc dba Beaty Insurance Agency	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	9/29/2039	325.1	320.8	320.9	0.18%
Keys Phase One LLC dba The Grand Guesthouse	Accommodation	Term Loan	Prime plus 2.75%	9/26/2039	736.3	724.2	699.3	0.40%
Colts V LLC and Nowatzke Service Center, Inc dba Nowatzke Truck & Trailer	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/26/2039	601.8	591.9	568.4	0.33%
Gordon E Rogers dba Stonehouse Motor Inn	Accommodation	Term Loan	Prime plus 2.75%	9/26/2039	57.5	56.6	56.6	0.03%
Auto Shine Carwash Inc and AKM R. Hossain and Jessica F. Masud	Gasoline Stations	Term Loan	Prime plus 2.75%	9/26/2024	22.5	20.9	17.3	0.01%
6 Price Avenue, LLC and Pauley Tree & Lawn Care, Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/24/2039	452.5	445.1	386.9	0.22%
North Columbia LLC and Loop Liquor and Convenience Store LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/24/2039	159.3	156.6	150.8	0.09%
R A Johnson Inc dba Rick Johnson Auto and Tire	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/23/2039	301.3	296.3	296.4	0.17%
Andrene's LLC dba Andrene's Caribbean Soul Food Carry Out	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/23/2024	37.8	35.1	27.6	0.02%
Utek Corporation dba Arcade Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/22/2039	405.5	402.1	397.7	0.23%
Play and Stay LLC dba Zoom Room Tinton Falls	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/18/2024	42.1	39.7	31.1	0.02%
Ryan Crick and Pamela J. Crick and Crick Enterprises Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2039	145.5	143.1	143.2	0.08%
Modern Leather Goods Repair Shop Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2024	58.8	54.2	42.5	0.02%
Tavern Properties LLC and Wildwood Tavern LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/15/2039	425.0	420.8	403.3	0.23%
Animal Intrusion Prevention Systems Holding Company, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/15/2024	272.5	253.6	215.4	0.12%
RDT Enterprises LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/15/2027	162.8	154.9	146.6	0.08%
KW Zion, LLC and Key West Gallery Inc	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/12/2039	1,250.0	1,229.4	1,186.1	0.68%
Indy East Smiles Youth Dentistry LLC dba Prime Smile East	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/11/2024	630.2	586.3	463.3	0.27%
B&P Diners LLC dba Engine House Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/10/2024	80.0	74.4	58.3	0.03%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2015 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Feel The World Inc dba Xero Shoes and Invisible Shoes	Leather and Allied Product Manufacturing	Term Loan	Prime plus 2.75%	9/5/2024	51.9	48.3	39.3	0.02%
Delta Aggrigate LLC	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	8/28/2039	911.3	885.0	885.2	0.51%
Lamjam LLC (EPC) Goldsmith Lambros Inc (OC)	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	8/27/2024	133.8	123.7	121.8	0.07%
Orange County Cleaning Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/27/2024	41.3	38.1	29.9	0.02%
Qycell Corporation	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	8/26/2024	121.0	111.9	97.4	0.06%
Atlas Auto Body Inc dba Atlas Auto Sales	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/22/2039	51.6	50.6	47.1	0.03%
Grey Light Realty, LLC (EPC) NH Precision Metal Fabricators Inc (OC)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	8/21/2039	1,226.0	1,204.0	1,146.7	0.66%
S&P Holdings of Daytona LLC (EPC) S&P Corporation of Daytona Beach db	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	8/15/2039	433.5	424.4	424.5	0.24%
Barber Investments LLC and Fieldstone Quickstop LLC and Maine Dollar D	Gasoline Stations	Term Loan	Prime plus 2.75%	8/15/2039	150.0	147.7	125.9	0.07%
Alpha Preparatory Academy LLC	Social Assistance	Term Loan	Prime plus 2.75%	8/15/2039	145.2	143.2	143.3	0.08%
Katie Senior Care LLC dba Home Instead Senior Care	Social Assistance	Term Loan	Prime plus 2.75%	8/15/2024	124.3	114.8	89.9	0.05%
Hamer Road Auto Salvage, LLC and Scott T. Cook and Nikki J. Cook	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	8/8/2039	188.4	186.2	186.2	0.11%
Almost Home Property LLC and Almost Home Daycare LLC	Social Assistance	Term Loan	Prime plus 2.75%	8/7/2039	715.8	704.0	689.6	0.39%
iFood, Inc. dba Steak N Shake	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2024	379.1	361.2	312.9	0.18%
AGV Enterprises LLC dba Jet's Pizza #42	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2024	54.8	50.3	40.8	0.02%
575 Columbus Avenue Holding Company, LLC and LA-ZE LLC dba EST EST EST	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/30/2039	22.5	22.1	22.1	0.01%
L&S Insurance & Financial Services Inc	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/25/2024	22.5	20.6	16.5	0.01%
Honeyspot Investors LLP and Pace Motor Lines Inc	Truck Transportation	Term Loan	Prime plus 2.75%	7/24/2039	150.0	147.3	146.0	0.08%
Miss Cranston Diner II, LLC and Miss Cranston II Realty LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/17/2039	100.0	98.7	94.1	0.05%
Wired LLC and Moulison North Corporation	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/3/2024	150.1	143.0	123.9	0.07%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2015 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Honeyspot Investors LLP and Pace Motor Lines Inc	Truck Transportation	Term Loan	Prime plus 2.75%	6/30/2039	875.3	859.5	851.5	0.49%
iFood, Inc. dba Steak N Shake	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2039	629.8	616.6	541.9	0.31%
Wired LLC and Moulison North Corporation	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/30/2024	500.0	473.1	410.1	0.23%
AMG Holding, LLC and Stetson Automotive, Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/30/2039	208.0	203.7	203.7	0.12%
Lisle Lincoln II Limited Partnership dba Lisle Lanes LP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/30/2024	100.0	91.2	88.2	0.05%
Highway Striping Inc	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	6/30/2024	53.1	48.4	40.6	0.02%
FHJE Ventures LLC and Eisenreich II Inc. dba Breakneck Tavern	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/27/2039	321.8	315.1	300.0	0.17%
JPM Investments LLC and Carolina Family Foot Care P.A.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/26/2039	136.1	133.5	129.0	0.07%
Zinger Hardware and General Merchant Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/26/2024	110.5	100.6	89.9	0.05%
Nikobella Properties LLC and JPO Inc dba Village Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/25/2039	476.3	466.2	446.8	0.26%
RDJ Maayaa Inc dba RDJ Distributors	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/23/2024	8.7	7.8	6.3	—%
Big Sky Plaza LLC and Strickland, Incorporated dba Livingston True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/20/2039	233.4	228.5	217.6	0.12%
510 ROK Realty LLC dba ROK Health and Fitness and Robert N. D'urso	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/19/2024	332.0	302.9	289.6	0.17%
Nirvi Enterprises LLC dba Howard Johnson / Knights Inn	Accommodation	Term Loan	Prime plus 2.75%	6/17/2039	920.3	900.9	900.9	0.52%
Hotels of North Georgia LLC dba Comfort Inn and Suites	Accommodation	Term Loan	Prime plus 2.75%	6/17/2039	837.5	819.9	817.2	0.47%
Global Educational Delivery Services LLC	Educational Services	Term Loan	Prime plus 2.75%	6/16/2024	60.0	55.1	54.3	0.03%
Rainbow Dry Cleaners	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/13/2024	122.5	111.6	94.5	0.05%
NVR Corporation dba Discount Food Mart	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/11/2039	68.3	66.0	66.0	0.04%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2015 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Sico & Walsh Insurance Agency Inc and The AMS Trust	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	6/6/2039	250.0	95.9	95.9	0.05%
Sujata Inc dba Stop N Save Food Mart and Dhruvesh Patel	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/3/2024	22.5	20.5	17.0	0.01%
Long Island Barber + Beauty LLC	Educational Services	Term Loan	Prime plus 2.75%	6/2/2039	55.5	54.3	50.9	0.03%
CJR LLC (EPC) and PowerWash Plus, Inc. (OC)	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/30/2024	53.0	47.9	44.2	0.03%
Pocono Coated Products, LLC	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/30/2024	22.5	20.3	18.9	0.01%
R. A. Johnson, Inc. dba Rick Johnson Auto & Tire	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	5/29/2039	943.8	922.8	922.8	0.53%
Wilton Dental Care P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/29/2024	128.1	118.1	94.4	0.05%
EGM Food Services Inc dba Gold Star Chili	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2024	19.2	17.4	14.5	0.01%
Jonesboro Health Food Center LLC	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	5/27/2024	60.0	54.2	42.9	0.02%
USI Properties LLC dba U Store It	Real Estate	Term Loan	Prime plus 2.75%	5/23/2039	144.6	141.4	139.5	0.08%
Bay State Funeral Services, LLC (EPC) and Riley Funeral Home Inc(OC)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/21/2039	134.9	132.2	132.2	0.08%
Hae M. and Jin S. Park dba Buford Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/15/2039	166.5	162.0	149.2	0.09%
Moochie's LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/13/2024	100.5	92.0	74.5	0.04%
The River Beas LLC and Punam Singh	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/8/2039	90.3	88.2	83.8	0.05%
AS Boyals LLC dba Towne Liquors	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/29/2039	117.5	114.7	114.7	0.07%
ENI Inc, Event Networks Inc, ENI Worldwide LLC and Spot Shop Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/25/2024	500.0	448.7	353.0	0.20%
Gerami Realty, LC (EPC) Sherrill Universal City Corral, LP dba Golden	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/23/2027	78.8	73.1	70.9	0.04%
Complete Body & Paint, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/23/2039	20.8	20.3	20.3	0.01%
Island Wide Realty LLC and Long Island Partners, Inc. dba Realty Execu	Real Estate	Term Loan	Prime plus 2.75%	4/22/2039	103.8	101.4	101.4	0.06%
Aiello's Pizzeria LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/18/2024	42.8	37.4	31.2	0.02%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2015 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Wilshire Media Systems Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/17/2024	186.3	167.2	136.7	0.08%
R2 Tape Inc dba Presto Tape	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	4/10/2024	78.8	70.7	70.3	0.04%
1899 Tavern & Tap LLC and Ale House Tavern & Tap LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/9/2039	137.5	133.2	132.1	0.08%
Eagle Aggregate Transportation, LLC and Eagle Pneumatic Transport LLC	Truck Transportation	Term Loan	Prime plus 2.75%	3/31/2024	1,250.0	668.1	662.9	0.38%
Hodges Properties LLC and Echelon Enterprises Inc dba Treads Bicycle	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	3/31/2039	449.0	437.5	432.7	0.25%
Dantanna's Tavern LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2024	164.3	148.1	133.2	0.08%
RDT Enterprises, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/31/2028	141.2	132.3	132.3	0.08%
Kemmer, LLC (EPC) and Pitts Package Store, Inc.(OC)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/31/2039	117.5	114.7	104.9	0.06%
Little People's Village II LLC (OC) and Iliopoulos Realty LLC (EPC)	Social Assistance	Term Loan	Prime plus 2.75%	3/31/2039	101.5	99.6	94.3	0.05%
Little People's Village II LLC (OC) and Iliopoulos Realty LLC (EPC)	Social Assistance	Term Loan	Prime plus 2.75%	3/31/2039	92.1	90.3	85.5	0.05%
Wilban LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/28/2039	427.5	418.0	411.0	0.24%
Lake Area Autosound LLC and Ryan H. Whittington	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	7/28/2039	125.0	123.5	119.6	0.07%
TC Business Enterprises LLC dba Sky Zone Indoor Trampoline Park	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/27/2024	290.1	263.4	231.6	0.13%
Sapienzo Properties LLC (EPC) CNS Self-Storage Inc (OC)	Real Estate	Term Loan	Prime plus 2.75%	3/27/2039	193.8	187.9	190.1	0.11%
Hascher Gabelstapler Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/26/2024	143.3	127.5	120.1	0.07%
Knowledge First Inc dba Magic Years of Learning and Kimberly Knox	Social Assistance	Term Loan	Prime plus 2.75%	3/21/2039	145.0	141.5	135.7	0.08%
636 South Center Holdings, LLC and New Mansfield Brass and Aluminum Co	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	3/20/2039	497.5	484.6	490.2	0.28%
Cormac Enterprises and Wyoming Valley Beverage Incorporated	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/20/2039	110.8	108.1	109.3	0.06%
Kinisi, Inc. dba The River North UPS Store	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/18/2024	41.3	34.0	31.7	0.02%
Tortilla King, Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	3/14/2029	1,033.1	987.2	915.8	0.52%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2015 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SE Properties 39 Old Route 146, LLC (EPC) SmartEarly Clifton Park LLC	Social Assistance	Term Loan	Prime plus 2.75%	3/14/2039	408.0	398.7	401.8	0.23%
Tortilla King Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	3/14/2039	216.9	212.2	200.7	0.11%
Bowl Mor, LLC dba Bowl Mor Lanes / Spare Lounge, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/13/2039	223.5	217.8	220.3	0.13%
Avayaan2 LLC dba Island Cove	Gasoline Stations	Term Loan	Prime plus 2.75%	3/7/2039	157.5	153.5	150.8	0.09%
Onofrio's Fresh Cut Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/6/2024	75.0	66.9	64.1	0.04%
J&M Concessions, Inc.dba A-1 Liquors	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/3/2039	135.6	132.1	124.9	0.07%
R & R Boyal LLC dba Cap N Cat Clam Bar and Little Ease Tavern	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/28/2039	417.5	406.3	394.3	0.23%
Summit Beverage Group LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	2/28/2024	350.6	310.0	289.3	0.17%
Faith Memorial Chapel LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2039	214.2	209.0	200.4	0.11%
952 Boston Post Road Realty, LLC and HNA LLC dba Styles International	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2039	211.0	205.3	197.3	0.11%
Choe Trade Group Inc dba Rapid Printers of Monterey	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	2/28/2024	159.3	140.8	138.2	0.08%
96 Mill Street LLC, Central Pizza LLC and Jason Bikakis George Bikaki	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/12/2039	141.3	137.6	139.2	0.08%
JWB Industries, Inc. dba Carteret Die Casting	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	2/11/2024	280.0	247.5	219.2	0.13%
Sovereign Communications LLC	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	2/7/2024	907.8	802.5	699.2	0.40%
986 Dixwell Avenue Holding Company, LLC(EPC) and Mughali Foods, LLC db	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/7/2039	99.1	96.8	95.0	0.05%
Awesome Pets II Inc dba Mellisa's Pet Depot	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	2/7/2024	83.2	74.5	66.4	0.04%
Robert Star Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/5/2024	46.8	41.4	41.1	0.02%
Atlas Mountain Construction LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	1/28/2024	16.5	14.5	14.4	0.01%
Sarah Sibadan dba Sibadan Agency	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	1/27/2039	129.4	125.6	125.3	0.07%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2015 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
3Fmanagement LLC and ATC Fitness Cape Coral, LLC dba Around the Cloc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	1/24/2024	425.0	372.9	334.5	0.19%
JDR Industries Inc dba CST-The Composites Store, JetCat USA	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	1/21/2024	140.3	123.0	111.9	0.06%
Icore Enterprises Inc dba Air Flow Filters Inc	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	1/15/2024	21.8	19.1	19.0	0.01%
Nutmeg North Associates LLC (OC) Steeltech Building Products Inc	Construction of Buildings	Term Loan	Prime plus 2.75%	12/31/2038	897.8	883.1	846.7	0.48%
Carl R. Bieber, Inc. dba Bieber Tourways/Bieber Transportation/Bieber	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2027	712.5	665.2	662.1	0.38%
S.Drake LLC dba Express Employment Professionals of Ann Arbor, Michiga	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/31/2023	18.8	15.1	13.1	0.01%
CLU Amboy, LLC (EPC) and Amboy Group, LLC (OC) dba Tommy Moloney's	Food Manufacturing	Term Loan	Prime plus 2.75%	12/27/2023	656.3	579.5	575.6	0.33%
Shane M. Howell and Buck Hardware and Garden Center, LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/27/2038	322.5	312.7	298.1	0.17%
Superior Disposal Service, Inc.	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	12/26/2023	240.5	209.4	200.7	0.11%
KK International Trading Corporation	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/23/2028	190.0	176.2	169.7	0.10%
Mosley Auto Group LLC dba America's Automotive	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/20/2038	221.5	214.8	214.0	0.12%
Kurtis Sniezek dba Wolfe's Foreign Auto	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/20/2038	88.9	86.2	87.1	0.05%
PLES Investements, LLC and John Redder, Pappy Sand & Gravel, Inc., T	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/19/2038	555.3	538.3	520.0	0.30%
Lefont Theaters Inc.	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/19/2023	14.4	12.5	11.5	0.01%
TAK Properties LLC and Kinderland Inc	Social Assistance	Term Loan	Prime plus 2.75%	12/18/2038	405.0	392.7	381.3	0.22%
Any Garment Cleaner-East Brunswick, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/18/2023	53.8	46.8	44.8	0.03%
TOL LLC dba Wild Birds Unlimited	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	12/13/2023	18.0	16.3	14.8	0.01%
8 Minute Oil Change of Springfield Corporation and John Nino	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/12/2038	196.8	188.9	188.7	0.11%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2015 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
920 CHR Realty LLC (EPC) V. Garofalo Carting Inc (OC)	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	12/10/2038	418.1	405.4	410.0	0.23%
DKB Transport Corp	Truck Transportation	Term Loan	Prime plus 2.75%	12/5/2038	138.8	134.5	136.1	0.08%
Firm Foundations Inc. David S Gaitan Jr and Christopher K Daigle	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/3/2023	545.8	475.0	436.7	0.25%
Firm Foundations Inc David S Gaitan Jr and Christopher K Daigle	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/3/2038	104.3	101.1	94.1	0.05%
Spectrum Development LLC and Solvit Inc & Solvit North, Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/2/2023	387.3	337.1	309.8	0.18%
BVIP Limousine Service LTD	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	11/27/2038	76.5	74.0	72.9	0.04%
Eco-Green Reprocessing LLC and Denali Medical Concepts, LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	11/27/2023	67.2	58.1	51.1	0.03%
TNDV: Television LLC	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	11/26/2038	253.8	245.6	239.3	0.14%
Veterinary Imaging Specialists of Alaska, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/26/2023	162.6	144.9	139.9	0.08%
Wallace Holdings LLC (EPC) GFA International Inc (OC)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.5%	11/25/2023	125.0	107.8	93.7	0.05%
AcuCall LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/21/2023	15.8	13.6	11.7	0.01%
Seven Peaks Mining Inc and Cornerstone Industrial Minerals Corporation	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	11/18/2038	1,250.0	1,210.1	1,114.9	0.64%
Kids in Motion of Springfield LLC dba The Little Gym of Springfield IL	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/18/2023	45.0	39.6	34.8	0.02%
Kup's Auto Spa Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/15/2038	396.7	379.9	380.9	0.22%
Yousef Khatib dba Y&M Enterprises	Wholesale Electronic Markets and Agents and Brokers	Term Loan	Prime plus 2.75%	11/15/2023	75.0	64.8	57.1	0.03%
Howell Gun Works LLC	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	11/14/2023	8.3	7.2	6.2	—%
Polpo Realty, LLC(EPC) Polpo Restaurant, LLC (OC)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/6/2038	62.5	60.8	61.2	0.04%
Twinsburg Hospitality Group LLC dba Comfort Suites	Accommodation	Term Loan	Prime plus 2.75%	10/31/2038	945.0	915.0	883.0	0.51%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2015 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Master CNC Inc & Master Properties LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2038	596.6	576.5	542.9	0.31%
1 North Restaurant Corp dba 1 North Steakhouse	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/31/2038	212.5	205.3	204.2	0.12%
Mid-Land Sheet Metal Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/31/2038	137.5	133.1	131.5	0.08%
Janice B. McShan and The Metropolitan Day School, LLC	Social Assistance	Term Loan	Prime plus 2.75%	10/31/2023	42.8	37.8	37.1	0.02%
Meridian Hotels LLC dba Best Western Jonesboro	Accommodation	Term Loan	Prime plus 2.75%	10/29/2038	664.5	640.8	645.9	0.37%
New Image Building Services Inc. dba New Image Repair Services; The Ma	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/29/2023	331.3	283.8	254.0	0.15%
A-1 Quality Services Corporation	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/29/2023	8.9	7.6	6.5	—%
Clairvoyant Realty Corp. and Napoli Marble & Granite Design, Ltd	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/24/2038	246.3	238.0	227.3	0.13%
TC Business Enterprises LLC dba Sky Zone Indoor Trampoline Park	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/24/2023	240.1	187.6	184.8	0.11%
Kelly Auto Care LLC dba Shoreline Quick Lube and Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/18/2023	87.5	75.0	67.1	0.04%
KenBro Enterprises LLC dba Hearing Aids by Zounds-Cherry Hill	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	10/18/2023	25.8	22.1	20.8	0.01%
Shepher Distr's and Sales Corp and The Lederer Industries Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/30/2023	1,050.0	867.8	861.6	0.49%
Fieldstone Quick Stop LLC(OC) Barber Investments LLC (EPC) Thadius M B	Gasoline Stations	Term Loan	Prime plus 2.75%	9/30/2038	676.3	667.1	628.1	0.36%
Cencon Properties LLC and Central Connecticut Warehousing Company, In	Warehousing and Storage	Term Loan	Prime plus 2.75%	9/30/2038	344.5	332.7	334.4	0.19%
Lenoir Business Partners LLC (EPC) LP Industries, Inc dba Childforms	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	322.7	312.9	306.9	0.18%
Onofrios Enterprises LLC (EPC) Onofrios Fresh Cut, Inc	Food Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	312.5	303.1	298.7	0.17%
Discount Wheel and Tire	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/30/2038	223.8	215.7	208.6	0.12%
Top Properties LLC and LP Industries, Inc dba Childforms	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	120.0	116.2	117.5	0.07%
First Steps Real Estate Company, LLC (EPC) and First Steps Preschool -	Social Assistance	Term Loan	Prime plus 2.75%	9/30/2038	97.6	94.1	89.5	0.05%
Gabrielle Realty, LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	9/27/2038	757.6	730.5	704.6	0.40%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2015 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Mitchellville Family Dentistry, Dr. Octavia Simkins-Wiseman DDS PC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/27/2038	335.1	323.1	316.0	0.18%
Handy 6391 LLC dba The UPS Store #6391	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/27/2023	62.5	54.7	54.4	0.03%
Eastside Soccer Dome, Inc .	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2038	463.8	447.1	452.1	0.26%
HJ & Edward Enterprises,LLC dba Sky Zone	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2023	262.5	230.4	217.4	0.12%
Anthony C Dinoto and Susan S P Dinoto and Anthony C Dinoto Funeral Ho	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/26/2038	100.0	96.5	97.6	0.06%
Southeast Chicago Soccer, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2038	51.3	49.5	50.0	0.03%
Kiddie Steps 4 You Inc.	Social Assistance	Term Loan	Prime plus 2.75%	9/25/2038	89.3	87.1	83.1	0.05%
Diamond Memorials Incorporated	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/25/2023	14.3	11.7	10.0	0.01%
Faith Memorial Chapel LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/20/2038	268.4	259.5	253.7	0.15%
Serious-Fun in Alpharetta, LLC dba The Little Gym of Alpharetta	Educational Services	Term Loan	Prime plus 2.75%	9/20/2023	46.3	39.5	34.9	0.02%
Westville Seafood LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/19/2038	112.3	108.3	104.8	0.06%
Maynard Enterprises Inc dba Fastsigns of Texarkana	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/18/2023	16.1	13.8	12.3	0.01%
Grafio Inc dba Omega Learning Center-Acworth	Educational Services	Term Loan	Prime plus 2.75%	9/13/2023	156.3	135.0	120.5	0.07%
The Berlerro Group, LLC dba Sky Zone	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/12/2023	421.3	369.6	327.4	0.19%
Sound Manufacturing Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/12/2028	54.8	50.2	47.0	0.03%
Prospect Kids Academy Inc	Educational Services	Term Loan	Prime plus 2.75%	9/11/2038	124.3	119.8	118.1	0.07%
Alma J. and William R. Walton (EPC) and Almas Child Day Care Center, I	Social Assistance	Term Loan	Prime plus 2.75%	9/11/2038	39.5	38.1	38.5	0.02%
B for Brunette dba Blo	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/10/2023	53.4	46.0	39.7	0.02%
Schmaltz Holdings, LLC (EPC) and Schmaltz Operations, LLC dba Companio	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/4/2038	224.2	214.9	207.6	0.12%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2015 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
IlOKA Inc dba Microtech Tel and NewCloud Networks	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/30/2023	687.5	579.8	524.6	0.30%
ACI Northwest Inc.	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	8/30/2023	906.3	577.3	550.0	0.31%
Spectrum Radio Fairmont, LLC	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	8/30/2023	187.5	167.3	164.7	0.09%
Excel RP Inc	Machinery Manufacturing	Term Loan	Prime plus 2.75%	8/30/2023	130.3	109.9	106.3	0.06%
Gulfport Academy Child Care and Learning Center, Inc. and Jennifer Sis	Social Assistance	Term Loan	Prime plus 2.75%	8/30/2023	43.3	36.5	35.1	0.02%
Ramard Inc and Advanced Health Sciences Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/28/2023	187.5	158.2	135.4	0.08%
RM Hawkins LLC dba Pure Water Tech West and Robert M Hawkins	Nonstore Retailers	Term Loan	Prime plus 2.75%	8/26/2023	85.8	68.6	68.1	0.04%
JSIL LLC dba Blackstones Hairdressing	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/16/2023	19.5	16.5	14.7	0.01%
Jatcoia, LLC dba Plato's Closet	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	8/15/2023	65.0	46.2	45.9	0.03%
Caribbean Concepts, Inc. dba Quick Bleach	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/12/2023	22.5	19.1	16.8	0.01%
209 North 3rd Street, LLC (EPC) Yuster Insurance Group Inc (OC)	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/29/2038	83.9	80.6	78.9	0.05%
Majestic Contracting Services, Inc. dba Majestic Electric and Majestic	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/26/2038	190.0	182.6	175.5	0.10%
Daniel W and Erin H Gordon and Silver Lining Stables CT, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/24/2023	11.3	9.4	9.3	0.01%
Angkor Restaurant Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/19/2038	93.0	89.4	89.0	0.05%
Tri County Heating and Cooling Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2023	87.8	73.4	71.1	0.04%
Harbor Ventilation Inc and Estes Investment, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2038	92.1	33.0	33.4	0.02%
Morning Star Trucking LLC and Morning Star Equipment and Leasing LLC	Truck Transportation	Term Loan	Prime plus 2.75%	7/17/2023	53.8	45.0	38.5	0.02%
Maxiflex LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/28/2023	153.5	127.3	126.3	0.07%
JRA Holdings LLC (EPC) Jasper County Cleaners Inc dba Superior Cleaner	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/28/2038	121.0	116.1	117.3	0.07%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2015 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
GIA Realty LLC and VRAJ GIA LLC dba Lakeview Laundromat	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/28/2038	97.5	93.6	94.6	0.05%
Emerald Ironworks Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/27/2023	72.0	60.0	53.1	0.03%
Contract Packaging Services Inc dba Superior Pack Group	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/21/2023	851.8	711.6	650.6	0.37%
2161 Highway 6 Trail, LLC, (EPC) R. H. Hummer JR., Inc. (Co-Borrower)	Truck Transportation	Term Loan	Prime plus 2.75%	6/19/2026	1,250.0	861.8	859.3	0.49%
CBlakeslee Arpaia Chapman, Inc. dba Blakeslee Industrial Services	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	6/18/2028	875.0	790.9	790.5	0.45%
KDP LLC and KDP Investment Advisors, Inc and KDP Asset Management, Inc	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/14/2023	343.8	285.2	248.2	0.14%
Elite Structures Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/12/2038	932.8	878.5	883.9	0.51%
(EPC) Absolute Desire LLC and Mark H. Szierer (OC) Sophisticated Smile	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/5/2038	188.3	181.1	171.3	0.10%
(EPC) Willowbrook Properties LLC (OC) Grove Gardens Landscaping Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/5/2038	186.3	178.7	176.2	0.10%
RKP Service dba Rainbow Carwash	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/31/2023	300.0	249.5	219.0	0.13%
Europlast Ltd	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	5/31/2023	162.0	155.6	150.1	0.09%
RXSB, Inc dba Medicine Shoppe	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	5/30/2023	186.3	153.8	131.6	0.08%
Gregory P Jellenek OD and Associates PC dba Gregory P Jellenek OD and	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/28/2023	63.5	52.2	48.1	0.03%
Ryan D. Thornton and Thornton & Associates LLC	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	5/24/2023	68.8	49.8	42.6	0.02%
Insurance Problem Solvers LLC	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	5/20/2023	17.1	14.1	12.0	0.01%
Atlas Mountain Construction, LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	5/13/2038	127.3	121.9	123.2	0.07%
PowerWash Plus, Inc. and CJR, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/30/2038	550.0	525.8	507.6	0.29%
Peanut Butter & Co., Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	4/30/2023	100.0	81.5	70.5	0.04%
Brothers International Desserts	Food Manufacturing	Term Loan	Prime plus 2.75%	4/26/2023	230.0	187.6	174.2	0.10%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2015 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Kidrose, LLC dba Kidville Riverdale	Educational Services	Term Loan	Prime plus 2.75%	4/22/2023	78.8	65.0	58.6	0.03%
Vernon & Stephanie Scott and Little Stars Day Care Center, Inc.	Educational Services	Term Loan	Prime plus 2.75%	4/18/2038	151.0	144.4	146.0	0.08%
Capital Scrap Metal, LLC and Powerline Investment, LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/29/2038	500.0	455.3	466.4	0.27%
MRM Supermarkets Inc dba Constantins Breads; Dallas Gourmet Breads;	Food Manufacturing	Term Loan	Prime plus 2.75%	3/29/2038	336.0	320.7	315.7	0.18%
1258 Hartford TPKE, LLC (EPC) and Phelps and Sons, Inc (OC)	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/29/2038	124.6	118.9	118.0	0.07%
A & M Commerce, Inc. dba Cranberry Sunoco	Gasoline Stations	Term Loan	Prime plus 2.75%	3/27/2038	330.3	315.0	318.6	0.18%
Xela Pack, Inc. and Aliseo and Catherine Gentile	Paper Manufacturing	Term Loan	Prime plus 2.75%	3/27/2028	271.8	242.5	245.1	0.14%
Neyra Industries, Inc. and Edward Neyra	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	3/27/2023	217.5	175.8	176.1	0.10%
Gator Communications Group, LLC dba Harvard Printing Group	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/27/2023	17.3	14.0	13.6	0.01%
American Diagnostic Imaging, Inc. dba St. Joseph Imaging Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/25/2038	537.5	513.0	511.7	0.29%
Michael A.and HeatherR. Welsch dba Art & FrameEtc.	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/22/2038	67.5	64.4	64.7	0.04%
M & H Pine Straw Inc and Harris L. Maloy	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/21/2023	288.8	233.4	223.6	0.13%
Truth Technologies Inc dba Truth Technologies Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/21/2023	79.5	64.3	60.4	0.03%
J. Kinderman & Sons Inc., dba BriteStar Inc.	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	3/20/2023	181.3	146.5	146.9	0.08%
Stellar Environmental LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/18/2023	56.3	45.5	45.0	0.03%
Sound Manufacturing, Inc. and Monster Power Equipment Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/15/2023	523.0	422.8	408.6	0.23%
Golden Gate Lodging LLC (OC)	Accommodation	Term Loan	Prime plus 2.75%	3/12/2038	115.0	109.8	110.8	0.06%
Aldine Funeral Chapel, LLC dba Aldine Funeral Chapel	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/8/2038	73.8	24.1	24.7	0.01%
River Club Golf Course Inc dba The River Club	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2038	475.2	452.7	455.0	0.26%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2015 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Bakhtar Group LLC dba Malmaison	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2023	103.8	83.9	77.8	0.04%
Osceola River Mill, LLC(EPC) Ironman Machine, Inc.(OC)	Machinery Manufacturing	Term Loan	Prime plus 2.75%	2/20/2038	86.3	82.2	82.9	0.05%
Java Warung, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/19/2038	51.0	48.7	49.2	0.03%
Nancy & Karl Schmidt(EPC) Moments to Remember USA, LLC	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	2/15/2038	106.3	101.3	102.2	0.06%
Orient Express, Inc. dba Spracht, Celltek, ODI	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	2/12/2023	84.9	67.2	62.3	0.04%
Knits R Us, Inc. dba NYC Sports / Mingle	Textile Mills	Term Loan	Prime plus 2.75%	2/11/2038	125.0	119.1	122.0	0.07%
North Country Transport, LLC	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	2/6/2023	15.0	12.0	12.1	0.01%
MJD Investments, LLC dba The Community Day School	Social Assistance	Term Loan	Prime plus 2.75%	1/31/2038	258.3	245.6	245.7	0.14%
Sherill Universal City dba Golden Corral	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/28/2038	440.5	420.6	421.4	0.24%
Macho LLC (EPC) Madelaine Chocolate Novelties Inc(OC) dba The Madelai	Food Manufacturing	Term Loan	Prime plus 2.75%	12/31/2037	500.0	477.1	488.6	0.28%
WI130, LLC (EPC) & Lakeland Group, Inc (OC) dba Lakeland Electrical	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/31/2028	271.5	242.1	232.8	0.13%
Elegant Fireplace Mantels, Inc. dba Elegant Fireplace Mantels	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/31/2022	97.5	76.9	71.5	0.04%
John Duffy Fuel Co., Inc.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/28/2022	513.8	405.0	405.8	0.23%
Babie Bunnie Enterprises Inc dba Triangle Mothercare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/28/2022	46.3	36.4	33.7	0.02%
Polpo Realty LLC (EPC) & Polpo Restaurant LLC (OC) dba Polpo Restauran	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/27/2037	517.5	494.7	506.6	0.29%
Trailer One, Inc. and Trailer One Storage, Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/27/2022	166.8	131.5	131.8	0.08%
Martin L Hopp, MD PHD A Medical Corp (OC) dba Tower ENT	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2022	66.3	51.9	49.4	0.03%
Ezzo Properties, LLC and Great Lakes Cleaning, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/20/2027	389.6	343.1	327.2	0.19%
Pioneer Window Holdings, Inc and Subsidiaries dba Pioneer Windows	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/20/2022	225.0	178.1	171.2	0.10%
The Amendments Group LLC dba Brightstar	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/17/2022	22.5	17.7	17.7	0.01%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2015 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
G.M. Pop's, Inc. & S.D. Food, Inc. dba Popeyes Louisiana Kitchen and D	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/11/2022	127.1	100.3	94.5	0.05%
Aegis Creative Communications, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/30/2022	387.5	294.5	272.8	0.16%
Cheryle A Baptiste and Cheryle Baptiste DDS PLLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/30/2037	286.5	271.6	274.8	0.16%
Summit Treatment Services, Inc. dba Summit Treatment Services	Social Assistance	Term Loan	Prime plus 2.75%	11/30/2037	136.5	129.6	125.4	0.07%
Daniel Gordon and Erin Gordon and Silver Lining Stables CT, LLC	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	11/28/2037	223.8	212.2	216.6	0.12%
Richmond Hill Mini Market, LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/27/2037	185.3	175.7	177.4	0.10%
D&L Rescources, Inc. dba The UPS Store	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	11/27/2022	9.8	7.6	7.0	—%
DRV Enterprise, Inc. dba Cici's Pizza # 339	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/26/2022	65.0	49.6	49.7	0.03%
Pioneer Windows Manufacturing Corp, Pioneer Windows	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	11/21/2022	275.0	215.7	207.2	0.12%
U & A Food and Fuel, Inc. dba Express Gas & Food Mart	Gasoline Stations	Term Loan	Prime plus 2.75%	11/21/2037	96.3	91.2	93.4	0.05%
Clean Brothers Company Inc dba ServPro of North Washington County	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/21/2022	17.0	13.2	12.6	0.01%
R & J Petroleum LLC (EPC) Manar USA, Inc. (OC)	Gasoline Stations	Term Loan	Prime plus 2.75%	11/20/2037	180.0	170.6	173.1	0.10%
St Judes Physical Therapy P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/19/2022	21.0	16.4	16.4	0.01%
Hi-Def Imaging, Inc. dba SpeedPro Imaging	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/9/2022	22.2	17.3	16.4	0.01%
Reidville Hydraulics & Mfg Inc dba Summit Farms LLC	Machinery Manufacturing	Term Loan	Prime plus 2.75%	11/2/2037	265.9	252.0	247.5	0.14%
Big Apple Entertainment Partners, LLC d/b/a Ripley's Believe It or Not	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/26/2022	180.0	142.5	132.0	0.08%
Chickamauga Properties, Inc. and MSW Enterprises, LLP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/19/2022	59.8	46.2	46.3	0.03%
LA Diner Inc dba Loukas L A Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/28/2037	677.5	644.6	659.9	0.38%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2015 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Spire Investment Partners, LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	9/28/2022	258.8	198.4	183.7	0.11%
ATC Fitness LLC dba Around the Clock Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2022	180.0	141.9	138.6	0.08%
University Park Retreat, LLC dba Massage Heights	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/27/2022	76.0	58.2	58.2	0.03%
Europlast Ltd	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/26/2022	743.9	672.2	664.6	0.38%
Forno Italiano Di Nonna Randazzo, LLC dba Nonna Randazzo's Bakery	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/26/2037	183.8	174.9	175.1	0.10%
LaSalle Market and Deli EOK Inc and Rugen Realty LLC dba LaSalle Mark	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/21/2037	252.3	238.2	238.0	0.14%
O'Rourkes Diner LLC dba O'Rourke's Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/19/2037	65.5	61.8	61.5	0.04%
AdLarge Media LLC dba AdLarge Media LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/13/2022	250.0	191.3	177.2	0.10%
Vision Network Solutions, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/12/2022	19.5	14.9	13.8	0.01%
Michael J. Speeney & Joyce Speeney and R2 Tape, Inc.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/31/2037	367.5	346.4	354.6	0.20%
R2 Tape Inc dba Presto Tape	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/31/2022	155.0	117.5	117.7	0.07%
AJK Enterprise LLC dba AJK Enterprise LLC	Truck Transportation	Term Loan	Prime plus 2.75%	8/27/2022	16.5	12.5	12.4	0.01%
New Image Building Services, Inc. dba New Image Repair Services	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/23/2037	285.7	269.3	263.9	0.15%
Suncoast Aluminum Furniture, Inc	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	8/17/2037	360.0	339.4	347.0	0.20%
Matchless Transportation LLC dba First Class Limo	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	8/3/2022	185.0	141.1	136.1	0.08%
Hofgard & Co., Inc. dba HofgardBenefits	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/27/2022	107.3	80.5	78.7	0.05%
Georgia Safe Sidewalks LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/27/2022	15.0	11.1	10.7	0.01%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2015 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Scoville Plumbing & Heating Inc and Thomas P. Scoville	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/25/2022	50.0	39.5	39.5	0.02%
Havana Central (NY) 5, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/29/2022	1,166.8	905.5	889.7	0.51%
Central Tire, Inc. dba Cooper Tire & Auto Services	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/29/2037	288.5	270.6	270.5	0.15%
WPI, LLC	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	6/29/2024	129.5	103.6	99.6	0.06%
Karykion, Corporation dba Karykion Corporation	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/28/2022	194.0	144.8	144.9	0.08%
Jenkins-Pavia Corporation dba Victory Lane Quick Oil Change	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/27/2037	69.8	65.4	66.2	0.04%
KIND-ER-ZZ Inc dba Kidville	Educational Services	Term Loan	Prime plus 2.75%	6/15/2022	50.0	36.8	34.2	0.02%
Graphish Studio, Inc. and Scott Fishoff	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/14/2022	20.3	15.1	13.7	0.01%
TNDV: Television LLC	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	6/13/2022	127.5	94.9	92.0	0.05%
Spectrumit, Inc, (OC) dba LANformation	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/31/2030	154.9	137.3	136.7	0.08%
5091 LLC and TR/AL LLC d/b/a Cafe Africana	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/31/2037	121.3	113.9	115.2	0.07%
ALF, LLC (EPC) Mulit-Service Eagle Tires (OC)	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	5/31/2037	62.9	59.0	59.4	0.03%
Craig R Freehauf d/b/a Lincoln Theatre	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	5/31/2022	47.9	26.4	26.4	0.02%
Lefont Theaters, Inc.	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	5/30/2022	137.0	100.9	97.4	0.06%
Christou Real Estate Holdings LLC dba Tops American Grill	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/17/2037	284.0	265.7	270.3	0.15%
Tracey Vita-Morris dba Tracey Vita's School of Dance	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	5/10/2022	22.5	16.6	15.3	0.01%
Bisson Transportation, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	5/7/2037	588.1	560.3	555.4	0.32%
Bisson Moving & Storage Company Bisson Transportation Inc and BTG Real	Truck Transportation	Term Loan	Prime plus 2.75%	5/7/2022	528.8	404.0	395.6	0.23%
Fair Deal Food Mart Inc dba Neighbors Market	Gasoline Stations	Term Loan	Prime plus 2.75%	5/3/2037	381.3	357.0	365.4	0.21%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2015 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Custom Software, Inc. a Colorado Corporation dba M-33 Access	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	4/30/2022	125.0	96.2	96.1	0.05%
Tanner Optical, Inc. dba Murphy Eye Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/27/2022	8.3	6.0	5.9	—%
Gator Communications Group LLC dba Harvard Printing Group	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	4/25/2022	228.8	167.2	159.1	0.09%
Zane Filippone Co Inc dba Culligan Water Conditioning	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/12/2022	558.2	409.9	406.5	0.23%
Indoor Playgrounds Limited Liability Company dba Kidville	Educational Services	Term Loan	Prime plus 2.75%	4/5/2022	19.5	11.8	11.7	0.01%
Gator Communications Group LLC dba Harvard Printing Group	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/30/2022	466.3	335.3	328.8	0.19%
Brandywine Picnic Park, Inc. and B.Ross Capps & Linda Capps	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/30/2031	231.5	206.6	211.2	0.12%
Access Staffing, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/30/2022	187.5	135.4	130.9	0.07%
Willow Springs Golf Course, Inc. & JC Lindsey Family Limited Partners	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/29/2037	755.4	706.5	728.3	0.42%
Manuel P. Barrera and Accura Electrical Contractor, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/23/2028	103.7	88.8	87.9	0.05%
Shweiki Media, Inc. dba Study Breaks Magazine	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/22/2027	1,178.8	990.6	986.8	0.56%
BCD Holdings, LLC and H-MA, LLC d/b/a/ Hawaii Mainland Administrators	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	3/2/2022	451.3	314.9	305.7	0.17%
ATC Fitness, LLC d/b/a Around the C	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2022	10.2	7.3	7.1	—%
ATI Jet, Inc.	Air Transportation	Term Loan	Prime plus 2.75%	12/28/2026	852.8	696.3	696.8	0.40%
J. Kinderman & Sons, Inc. dba Brite Star Manufacturing Company	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/22/2036	495.0	461.1	475.1	0.27%
K's Salon, LLC d/b/a K's Salon	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/20/2021	73.6	51.5	49.8	0.03%
15 Frederick Place LLC & Pioneer Windows Holdings Inc & Subs dba Pion	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/16/2021	250.0	174.2	171.9	0.10%
GP Enterprises LLC and Gibson Performance Corporation	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2036	727.5	674.5	695.1	0.40%
GP Enterprises, LLC and Gibson Performance Corporation	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2036	522.5	484.5	499.3	0.29%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2015 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
M & H Pinestraw, Inc. and Harris L. Maloy	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/15/2021	238.3	166.8	164.0	0.09%
Taylor Transport, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	12/8/2021	515.5	332.4	331.6	0.19%
City Sign Service, Incorporated	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	11/30/2025	165.8	134.6	135.6	0.08%
Scent-Sation, Inc. d/b/a Scent-Sation, Inc.	Textile Product Mills	Term Loan	Prime plus 2.75%	11/21/2021	337.5	261.7	263.2	0.15%
Thomas P. Scoville dba Scoville Plumbing & Heating, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/16/2021	62.5	43.1	43.4	0.02%
MRM Supermarkets, Inc. dba Constantin's Breads	Food Manufacturing	Term Loan	Prime plus 2.75%	11/10/2021	137.5	95.1	94.3	0.05%
K9 Bytes, Inc & Epazz, Inc dba K9 Bytes, Inc	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	10/26/2021	58.8	40.2	39.0	0.02%
28 Cornelia Street Properties, LLC and Zouk, Ltd.dba Palma	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/25/2021	22.5	15.4	15.5	0.01%
C & G Engines Corp.	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	9/30/2021	1,041.5	700.7	686.8	0.39%
Robert E. Caves, Sr. and American Plank dba Caves Enterprises	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/30/2021	302.5	204.2	205.1	0.12%
PTK, Incorporated dba Night N Day 24 HR Convenience Store	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/30/2036	137.5	126.8	130.1	0.07%
39581 Garfield, LLC and Tri County Neurological Associates, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2036	83.3	76.7	78.3	0.04%
39581 Garfield, LLC and Tricounty Neurological Associates, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2036	28.5	26.1	26.5	0.02%
Big Apple Entertainment Partners, LLC dba Ripley's Believe it or Not	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2021	1,070.0	718.2	693.8	0.40%
Polymer Sciences, Inc. dba Polymer Sciences, Inc.	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/28/2036	422.6	389.7	401.0	0.23%
Equity National Capital LLC & Chadbourne Road Capital, LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	9/26/2021	62.5	42.3	41.3	0.02%
Bryan Bantry Inc.	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/8/2021	400.0	183.0	176.8	0.10%
SBR Technologies d/b/a Color Graphics	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/31/2021	806.2	537.4	536.7	0.31%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2015 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Gator Communications Group LLC dba Harvard Printing Group	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	8/31/2021	575.0	365.1	361.7	0.21%
Michael S. Decker & Janet Decker dba The Hen House Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/30/2036	16.4	15.1	15.5	0.01%
Trademark Equipment Company Inc and David A. Daniel	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	8/19/2036	133.6	122.9	125.6	0.07%
Qycell Corporation	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	8/19/2021	187.5	118.3	115.7	0.07%
A & A Auto Care, LLC d/b/a A & A Auto Care, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/12/2036	101.0	93.6	96.3	0.06%
Valiev Ballet Academy, Inc	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	8/12/2036	91.5	39.0	40.2	0.02%
LaHoBa, LLC d/b/a Papa John's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/3/2036	77.5	70.8	72.9	0.04%
Kelly Chon LLC dba Shi-Golf	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	7/29/2021	17.5	8.5	8.5	—%
MTV Bowl, Inc. dba Legend Lanes	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/30/2036	248.5	228.5	232.4	0.13%
Lisle Lincoln II Limited Partnership dba Lisle Lanes LP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/29/2036	338.1	322.1	329.8	0.19%
Lavertue Properties LLP dba Lavertue Properties	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/29/2036	44.8	41.1	42.3	0.02%
Spire Investment Partners, LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/22/2021	250.0	163.4	157.7	0.09%
Custom Software, Inc. a Colorado Corporation dba M-33 Access	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/17/2021	426.0	298.7	300.2	0.17%
Red Star Incorporated dba Pro Import Company	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/15/2036	184.8	169.3	173.2	0.10%
Pierce Developments, Inc. dba Southside Granite	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/13/2036	256.1	234.8	237.7	0.14%
Major Queens Body & Fender Corp	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/10/2021	28.6	18.9	19.0	0.01%
J&K Fitness, LLC dba Physiques Womens Fitness Center	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/8/2036	449.3	412.8	422.7	0.24%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2015 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Peanut Butter & Co., Inc. d/b/a Peanut Butter & Co.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/3/2021	65.5	41.4	40.1	0.02%
Demand Printing Solutions, Inc. and MLM Enterprises, LLC d/b/a Demand	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/27/2021	16.5	10.7	10.6	0.01%
Modern on the Mile, LLC dba Ligne Roset	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	5/25/2021	212.5	136.3	132.0	0.08%
MSM Healthcare Solutions, Inc. d/b/a BrightStar Care of Tinley Park	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/26/2021	46.0	29.2	28.2	0.02%
Music Mountain Water Company, LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	4/25/2036	138.1	125.9	129.6	0.07%
Profile Performance, Inc. and Eidak Real Estate, L.L.C.	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/20/2036	127.5	116.4	119.9	0.07%
Northwind Outdoor Recreation, Inc. dba Red Rock Wilderness Store	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/18/2036	129.5	118.2	121.7	0.07%
3 A Realty, LLC dba Interior Climate Solutions, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/13/2036	170.0	154.9	158.7	0.09%
Danjam Enterprises, LLC dba Ariel Dental Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/30/2021	3.8	2.4	2.4	—%
Danjam Enterprises, LLC dba Ariel Dental Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/29/2023	93.0	65.9	66.3	0.04%
Michael S. Korfe dba North Valley Auto Repair	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/24/2036	15.5	14.1	14.6	0.01%
Actknowledge,Inc dba Actknowledge	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/21/2021	57.3	36.0	36.3	0.02%
Stamford Car Wash d/b/a Stamford Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/11/2036	19.7	18.0	18.6	0.01%
Food & Beverage Associates Of N.J. Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/11/2021	10.0	5.9	5.9	—%
Key Products I&II, Inc. dba Dunkin' Donuts/Baskin-Robbins	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/10/2021	153.0	96.3	95.4	0.05%
Stephen Frank, Patricia Frank and Suds Express LLC dba Frank Chiropra	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/25/2023	63.0	42.2	42.7	0.02%
SuzyQue’s LLC dba Suzy Que’s	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/11/2036	61.0	55.7	57.5	0.03%
Little People’s Village, LLC dba Little People’s Village	Social Assistance	Term Loan	Prime plus 2.75%	1/31/2036	31.1	28.2	29.1	0.02%
Seagate Group Holdings, Inc. dba Seagate Logistics, Inc.	Support Activities for Transportation	Term Loan	Prime plus 2.75%	1/28/2036	113.4	102.7	106.2	0.06%
Nicholas Dugger dba TNDV: Television LLC.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/24/2021	100.8	63.2	63.5	0.04%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2015 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Metro Used Cars Inc. dba Metro Auto Center	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	1/14/2027	117.6	94.1	95.5	0.05%
Patrageous Enterprises, LLC dba Incredibly Edible Delites of Laurel	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/29/2020	7.6	4.5	4.5	—%
Chickamauga Properties,Inc., MSW Enterprises, LLP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/22/2035	189.5	172.2	177.9	0.10%
Chickamauga Properties, Inc., MSW Enterprises, LLP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/22/2035	74.3	67.7	69.9	0.04%
Shree OM Lodging, LLC dba Royal Inn	Accommodation	Term Loan	Prime plus 2.75%	12/17/2035	27.7	25.1	25.8	0.01%
Lodin Medical Imaging, LLC dba Watson Imaging Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/1/2020	66.4	38.8	39.1	0.02%
Robert F. Schuler and Lori A. Schuler dba Bob’s Service Center	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/30/2035	34.0	30.7	31.7	0.02%
Justforfungames, Inc.	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	11/19/2035	50.0	44.5	46.0	0.03%
Any Garment Cleaner-East Brunswick, Inc dba Any Garment Cleaner	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/18/2020	42.5	21.0	21.2	0.01%
West Cobb Enterprises, Inc and Advanced Eye Associates, L.L.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/12/2035	148.7	134.3	137.8	0.08%
R2 Tape, Inc. dba Presto Tape and Michael J.and Joyce Speeney	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	10/20/2020	224.4	132.1	132.1	0.08%
Lincoln Park Physical Therapy	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/20/2020	43.5	25.5	25.6	0.01%
Jade Automotive d/b/a Sears Hometown Store	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	10/6/2035	146.6	132.4	136.9	0.08%
Stamford Property Holdings, LLC & Stamford Car Wash,LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/4/2035	122.5	111.1	114.8	0.07%
Wise Forklift Inc	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/1/2020	296.9	170.5	171.6	0.10%
Elan Realty, LLC and Albert Basse Asociates, Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	9/30/2035	228.2	205.0	211.8	0.12%
K9 Bytes, Inc & Epazz, Inc	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	9/30/2020	18.5	10.7	10.5	0.01%
Success Express,Inc. dba Success Express	Couriers and Messengers	Term Loan	Prime plus 2.75%	9/29/2020	91.8	52.8	52.0	0.03%
Adams & Hancock LLC dba Brightstar Overland Park & Jordon & Pippen, LL	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/27/2020	19.8	7.1	7.1	—%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2015 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Modern Manhattan, LLC	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	9/20/2020	204.0	118.4	116.8	0.07%
Dirk's Trucking, L.L.C. dba Dirk's Trucking	Truck Transportation	Term Loan	Prime plus 2.75%	9/17/2020	17.7	10.3	10.3	0.01%
Newsome Trucking Inc and Kevin Newsome	Truck Transportation	Term Loan	Prime plus 2.75%	9/2/2035	423.1	215.0	220.7	0.13%
California College of Communications, Inc.	Educational Services	Term Loan	Prime plus 2.75%	11/2/2020	172.5	101.5	100.0	0.06%
Rudy & Louise Chavez dba Clyde's Auto and Furniture Upholstery	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/2/2035	50.1	45.0	46.5	0.03%
DDLK Investments LLC d/b/a Smoothie King	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/30/2020	7.5	3.7	3.7	—%
Kino Oil of Texas, LLC dba Kino Oil	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/27/2020	60.0	34.1	34.3	0.02%
Kino Oil of Texas LLC dba Kino Company and B&D Oil	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/27/2035	12.0	10.6	10.8	0.01%
Planet Verte,LLC d/b/a Audio Unlimited	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/20/2020	40.0	22.9	22.6	0.01%
Sunmar, Inc. dba Creative Cooking	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/19/2035	51.7	47.2	48.7	0.03%
Members Only Software	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/30/2020	40.3	22.8	22.7	0.01%
New Life Holdings, LLC and Certified Collision Services, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/29/2035	76.2	67.5	69.4	0.04%
ActKnowledge,Inc dba ActKnowledge	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/30/2020	50.0	27.8	28.0	0.02%
I-90 RV & Auto Supercenter	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/29/2035	74.9	66.9	69.1	0.04%
WeaverVentures, Inc dba The UPS Store	Postal Service	Term Loan	Prime plus 2.75%	7/28/2020	23.8	13.4	13.4	0.01%
Zouk, Ltd. dba Palma	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/25/2020	27.5	15.7	15.8	0.01%
CJ Park Inc. dba Kidville Midtown West	Educational Services	Term Loan	Prime plus 2.75%	6/25/2020	26.4	11.7	11.5	0.01%
Emotion in Motion Dance Center Limited Liability Company dba Emotio	Personal and Laundry Services	Term Loan	Prime plus 2.75%	7/25/2020	5.4	2.2	2.2	—%
H.H. Leonards Trust and Potomac Fund LLC and The 2020 O Street Corpora	Accommodation	Term Loan	Prime plus 2.75%	7/23/2020	62.0	21.2	21.4	0.01%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2015 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
B&B Fitness and Barbell, Inc. dba Elevations Health Club	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/22/2035	242.1	218.1	225.1	0.13%
Tanner Optical Inc. dba Murphy Eye Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/22/2035	94.6	84.3	85.9	0.05%
M & H Pine Straw, Inc.and Harris Maloy	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	7/10/2020	67.5	37.9	37.7	0.02%
Excel RP, Inc./Kevin and Joann Foley	Machinery Manufacturing	Term Loan	Prime plus 2.75%	7/8/2028	50.0	40.6	41.1	0.02%
ValleyStar, Inc. dba BrightStar Healthcare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2020	7.5	4.1	4.1	—%
ValleyStar, Inc. dba BrightStar HealthCare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2020	0.6	3.4	3.3	—%
Atlanta Vascular Research Organization, Inc dba Atlanta Vascular Found	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/6/2020	24.3	13.8	13.9	0.01%
Diag, LLC dba Kidville	Educational Services	Term Loan	Prime plus 2.75%	6/21/2020	37.5	20.4	20.1	0.01%
Danjam Enterprises, LLC dba Ariel Dental Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/31/2035	204.0	181.6	187.4	0.11%
M & H Pine Straw, Inc and Harris L. Maloy	Support Activities for Agriculture and Forestry	Term Loan	6%	4/30/2020	183.3	79.9	80.3	0.05%
New Economic Methods LLC dba Rita's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2020	24.8	1.0	1.0	—%
Cocoa Beach Parasail Corp. dba Cocoa Beach Parasail	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/26/2020	6.3	3.3	3.4	—%
JRJG, Inc. dba BrightStar HealthCare-Naperville/Oak Brook	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/23/2020	15.0	8.0	8.0	—%
Caring Hands Pediatrics,P.C. dba Caring Hands Pediatrics	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/9/2020	14.5	7.8	7.8	—%
Vortex Automotive LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/5/2035	76.6	68.2	70.4	0.04%
Adams and Hancock,LLC dba BrightStar Overland Park	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/31/2020	43.6	18.9	18.9	0.01%
ATC Fitness LLC dba Around the Clock Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2019	15.0	6.7	6.7	—%
Lahoba,LLC dba Papa John's Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/30/2034	42.5	37.6	38.9	0.02%
Music Mountain Water Company,LLC dba Music Mountain Water Co.	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	12/29/2019	185.4	93.7	94.3	0.05%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2015 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Animal Intrusion Prevention Systems Holding Company, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/29/2024	126.5	87.8	88.6	0.05%
CMA Consulting dba Construction Management Associates	Construction of Buildings	Term Loan	Prime plus 2.75%	12/11/2019	58.5	29.9	29.8	0.02%
David A. Nusblatt, D.M.D, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/11/2019	9.0	4.5	4.5	—%
KMC RE, LLC & B&B Kennels	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/19/2034	58.3	51.4	53.0	0.03%
Demand Printing Solutions, Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	12/12/2019	10.0	5.0	5.0	—%
Planet Verte, LLC dba Audio Unlimited of Oceanside	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/28/2019	57.0	27.9	26.4	0.02%
Demand Printing Solutions, Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	10/29/2034	147.5	129.6	133.5	0.08%
Supreme Screw Products, Inc. and Misha Migdal	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	4/17/2019	308.2	129.5	130.3	0.07%
Gray Tree Service, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/18/2018	50.0	19.1	19.2	0.01%
Healthcare Interventions, Inc. dba Brightstar HealthCare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/15/2016	8.3	0.6	0.6	—%
Envy Salon & Spa LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/4/2018	20.3	7.7	7.7	—%
Gourmet to You, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2019	12.1	4.8	4.8	—%
Grapevine Professional Services, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/22/2019	8.2	3.1	3.1	—%
Inflate World Corporation	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/30/2018	7.5	2.1	2.2	—%
Cool Air Solutions, Inc. dba Graham Heating & Air Conditioning	Specialty Trade Contractors	Term Loan	Prime plus 2%	12/27/2018	411.5	155.8	154.2	0.09%
Peter Thomas Roth Labs LL	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/26/2018	425.0	154.2	154.5	0.09%
Dream Envy, Ltd. d/b/a Massage Envy	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/9/2018	88.0	32.8	32.9	0.02%
K & D Family and Associates, Inc. dba Philly Pretzel Factory	Food and Beverage Stores	Term Loan	Prime plus 2.75%	8/5/2018	81.3	28.5	28.6	0.02%
Seven Stars Enterprises, Inc. dba Atlanta Bread Company	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2018	86.3	28.9	29.0	0.02%
CBA D&A Pope, LLC dba Christian Brothers Automotive	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/14/2018	144.9	49.7	49.9	0.03%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2015 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Gilbert Chiropractic Clinic, Inc.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/7/2018	22.5	7.6	7.6	—%
Beer Table, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/8/2018	10.5	2.4	2.4	—%
D & D's Divine Beauty School of Esther, LLC	Educational Services	Term Loan	6%	8/1/2031	57.7	53.9	55.6	0.03%
Daniel S. Fitzpatrick dba Danny's Mobile Appearance Reconditioning Ser	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/29/2018	9.4	2.9	2.9	—%
Burks & Sons Development LLC dba Tropical Smoothie Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/22/2018	49.8	15.4	15.5	0.01%
Shivsakti, LLC dba Knights Inn	Accommodation	Term Loan	Prime plus 2.75%	12/20/2032	92.5	77.4	79.9	0.05%
Bliss Coffee and Wine Bar, LLC	Food Services and Drinking Places	Term Loan	6%	3/19/2018	87.5	71.8	72.1	0.04%
Zog Inc.	Other Information Services	Term Loan	6%	3/17/2018	97.5	75.8	76.1	0.04%
Saan M.Saelee dba Saelee's Delivery Service	Truck Transportation	Term Loan	Prime plus 2.75%	3/12/2018	9.8	3.0	3.0	—%
A & A Acquisition, Inc. dba A & A International	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	2/15/2018	100.0	29.6	29.8	0.02%
Enewhere Custom Canvas, LLC	Textile Product Mills	Term Loan	Prime plus 2.75%	2/15/2018	12.0	3.7	3.7	—%
All American Printing	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	10/26/2032	69.8	39.1	40.4	0.02%
Seo's Paradise Cleaners, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/19/2018	9.8	2.3	2.3	—%
Signs of Fortune, LLC dba FastSigns	Miscellaneous Manufacturing	Term Loan	Prime plus 2.5%	4/3/2023	434.4	337.4	339.3	0.19%
Margab, Inc. dba Smoothie King	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/28/2017	44.0	12.4	12.4	0.01%
RCB Enterprises, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/18/2017	21.2	7.4	7.4	—%
Timothy S. Strange dba Strange's Mobile Apperance Reconditioning Servi	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/17/2017	8.4	1.9	1.9	—%
Parties By Pat, Inc. and Jose M. Martinez Jr.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/11/2017	93.1	26.6	26.7	0.02%
Tammy's Bakery, Inc. dba Tammy's Bakery	Food Manufacturing	Term Loan	Prime plus 2.75%	12/10/2017	71.8	20.6	20.7	0.01%
Maria C. Sathre and David N. Sathre dba Black Forest Liquor Store	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/28/2017	18.6	5.0	5.0	—%
MJ Mortgage & Tax Services, Inc.	Credit Intermediation and Related Activities	Term Loan	Prime plus 2.75%	11/14/2017	6.9	1.7	1.7	—%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2015 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Kings Laundry,LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/30/2017	64.5	17.2	17.3	0.01%
Quality Engraving Services Inc. and Ian M. Schnaitman	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	10/17/2017	15.0	3.9	3.9	—%
Flourishing Fruits, LLC dba Edible Arrangements	Food Manufacturing	Term Loan	Prime plus 2.75%	12/29/2017	21.1	3.4	3.4	—%
Louis B. Smith dba LAQ Funeral Coach	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/15/2017	12.6	3.2	3.2	—%
Flint Batteries LLC dba Batteries Plus of Flint	General Merchandise Stores	Term Loan	Prime plus 2.75%	8/29/2017	9.0	1.8	1.8	—%
1911 East Main Street Holdings, Corp	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2032	15.8	12.9	13.4	0.01%
Metano IBC Services, Inc. and Stone Brook Leasing, LLC	Rental and Leasing Services	Term Loan	Prime plus 2.75%	8/17/2017	315.0	64.8	65.0	0.04%
Mala Iyer, MD dba Child and Family Wellness Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/11/2017	50.0	12.5	12.5	0.01%
South Dade Restoration Corp. dba Servpro of Kendall/Pinecrest	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/10/2016	61.8	5.8	5.8	—%
Twietmeyer Dentistry PA	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/30/2017	148.9	34.4	34.5	0.02%
Water Works Laundromat, L.L.C.	Personal and Laundry Services	Term Loan	Prime plus 2.25%	9/7/2027	267.3	196.7	196.0	0.11%
L.C.N. Investments, L.L.C. dba Max Muscle Sports Nutrition	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	5/27/2017	12.8	2.5	2.5	—%
Dave Kris, and MDK Ram Corp.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/5/2026	221.0	35.9	36.7	0.02%
Saul A. Ramirez and Norma L. Trujillo	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/31/2017	6.0	1.1	1.1	—%
Eric R. Wise, D.C. dba Jamacha-Chase Chiropractic	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/30/2017	15.6	0.8	0.8	—%
No Thirst Software LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/26/2017	6.8	1.0	1.0	—%
Zeroln Media LLC,	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	4/25/2017	7.5	1.6	1.6	—%
CCIPTA, LLC	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	1/17/2017	47.0	1.8	1.9	—%
Gill Express Inc. dba American Eagle Truck Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	1/5/2027	286.9	203.6	208.3	0.12%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2015 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Kyoshi Enterprises, LLC	Educational Services	Term Loan	Prime plus 2.75%	12/29/2016	22.5	3.8	3.8	—%
Spain Street LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/29/2017	63.0	3.2	3.2	—%
Nora A. Palma and Julio O Villcas	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/27/2017	56.3	1.9	1.9	—%
Jojan, Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.25%	12/18/2031	204.8	39.8	39.6	0.02%
Contractors Pumping Service, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/3/2016	9.9	0.5	0.5	—%
Vincent Allen Fleece dba Living Well Accessories and Water Camel	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/1/2016	3.8	0.5	0.5	—%
Smooth Grounds, Inc.	Food Services and Drinking Places	Term Loan	7.75%	10/11/2016	64.5	35.3	35.4	0.02%
Nelson Financial Services, LLC	Scenic and Sightseeing Transportation	Term Loan	Prime plus 2.75%	9/2/2016	57.0	1.7	1.7	—%
Flint Batteries, LLC	General Merchandise Stores	Term Loan	Prime plus 2.75%	7/21/2016	46.9	3.8	3.8	—%
Tesserah Tile Design, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2016	7.1	0.6	0.6	—%
It's A Buffalo	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/26/2016	219.8	17.7	17.7	0.01%
Pro Levin Yoga, Incorporated d.b.a. Bikram's Yoga College of India Sug	Educational Services	Term Loan	Prime plus 2.75%	5/12/2016	16.4	1.5	1.5	—%
Cocoa Beach Parasail Corp.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/5/2016	8.9	0.8	0.8	—%
Maynard Enterprises, Inc.	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	3/22/2016	22.5	0.6	0.6	—%
Fran-Car Corporation dba Horizon Landscape Management	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/3/2028	407.8	174.7	179.0	0.10%
Head To Toe Personalized Pampering, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/27/2031	52.0	9.5	9.8	0.01%
Olympia Fields Eyecare, Ltd.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/12/2016	15.0	0.4	0.4	—%
Spencer Fitness, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/11/2016	6.0	0.1	0.1	—%
Maxwell Place, LLC	Nursing and Residential Care Facilities	Term Loan	6%	12/1/2015	1,076.8	816.2	816.7	0.47%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2015 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Tuan D. Dang, OD, PA	Ambulatory Health Care Services	Term Loan	Prime plus 2.25%	12/7/2015	77.0	2.9	2.9	—%
Christopher F. Bohon & Pamela D. Bohon	Social Assistance	Term Loan	Prime plus 2.75%	10/28/2026	14.2	3.5	3.6	—%
Champion Pest Control Systems, Inc.	Administrative and Support Services	Term Loan	6%	1/15/2016	39.0	3.2	3.2	—%
Shree Om Lodging, LLC dba Royal Inn	Accommodation	Term Loan	Prime plus 2.75%	5/2/2030	333.3	66.0	67.9	0.04%
Pedzik's Pets, LLC	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	3/31/2030	53.5	9.5	9.8	0.01%
Nancy Carapelluci & A & M Seasonal Corner Inc.	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/1/2025	106.9	16.2	16.5	0.01%
Moonlight Multi Media Production, Inc.	Other Information Services	Term Loan	5.3%	2/1/2025	19.7	4.1	4.1	—%
McCallister Venture Group, LLC and Maw's Vittles, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/30/2029	75.0	12.4	12.7	0.01%
Computer Renaissance dba Dante IT Services, Inc.	Electronics and Appliance Stores	Term Loan	Prime plus 3.75%	3/1/2018	100.0	3.0	3.1	—%
Chong Hun Im dba Kim's Market	Food and Beverage Stores	Term Loan	Prime plus 2.5%	2/27/2024	80.0	10.8	10.8	0.01%
John B. Houston Funeral Home, Inc. dba George E. Cushnie Funeral Home	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/19/2028	78.8	13.2	13.5	0.01%
West Experience,Inc/West Mountain Equipment Rental,Inc/Ski West Lodge	Amusement, Gambling, and Recreation Industries	Term Loan	6%	6/5/2026	1,333.0	885.1	904.3	0.52%
Center-Mark Car Wash, Ltd	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/18/2024	221.3	31.4	32.0	0.02%
Shuttle Car Wash, Inc. dba Shuttle Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.25%	11/10/2028	109.8	18.4	18.3	0.01%
Akshar Group, LLC	Accommodation	Term Loan	6%	11/5/2028	321.3	51.8	53.2	0.03%
Min Hui Lin	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/30/2028	134.3	18.8	19.2	0.01%
Delta Partners, LLC dba Delta Carwash	Repair and Maintenance	Term Loan	Prime plus 2.5%	4/5/2029	280.9	45.4	45.9	0.03%
Oz B. Zamir dba Zamir Marble & Granite	Specialty Trade Contractors	Term Loan	Prime plus 2.5%	8/6/2028	54.0	8.8	9.0	0.01%
Rama, Inc. dba Staybridge Suites	Accommodation	Term Loan	Prime plus 2%	4/18/2026	750.0	423.9	417.3	0.24%
B & J Manufacturing Corporation and Benson Realty Trust	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2%	3/30/2021	250.0	23.5	23.3	0.01%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2015 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
RAB Services, Inc. & Professional Floor Installations	Specialty Trade Contractors	Term Loan	Prime plus 2.5%	1/31/2023	62.5	8.2	8.2	—%
Taste of Inverness, Inc. dba China Garden	Food Services and Drinking Places	Term Loan	Prime plus 2%	6/29/2025	73.8	9.8	9.6	0.01%
Ralph Werner dba Werner Transmissions	Gasoline Stations	Term Loan	Prime plus 2.75%	12/29/2021	26.6	2.8	2.9	—%
M. Krishna, Inc. dba Super 8 Motel	Accommodation	Term Loan	Prime plus 2%	3/20/2025	250.0	10.5	10.4	0.01%
OrthoQuest, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2%	3/12/2022	56.8	5.3	5.3	—%
CPN Motel, L.L.C. dba American Motor Lodge	Accommodation	Term Loan	Prime plus 2.25%	4/30/2024	379.0	34.8	34.7	0.02%
Track Side Collision & Tire, Inc.	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/16/2025	44.8	5.4	5.5	—%
Duttakrupa, LLC dba Birmingham Motor Court	Accommodation	Term Loan	Prime plus 2.25%	9/8/2023	98.8	13.9	13.9	0.01%
Deesha Corporation, Inc. dba Best Inn & Suites	Accommodation	Term Loan	Prime plus 2.25%	2/14/2025	250.0	30.6	30.5	0.02%
Maruti, Inc	Accommodation	Term Loan	Prime plus 2.25%	11/25/2024	220.0	28.5	28.4	0.02%
Willington Hills Equestrian Center LLC	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	10/19/2022	85.0	13.3	13.5	0.01%
LABH, Inc. t/a Ramada Ltd.	Accommodation	Term Loan	Prime plus 2.25%	9/27/2024	555.0	45.9	45.7	0.03%
Randall D. & Patricia D. Casaburi dba Pat's Pizzazz	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	3/13/2023	68.8	8.1	8.2	—%
Gain Laxmi, Inc. dba Super 8 Motel	Accommodation	Term Loan	Prime plus 2.25%	5/31/2023	202.5	23.1	23.1	0.01%
Naseeb Corporation	Accommodation	Term Loan	Prime plus 2.25%	3/31/2024	402.5	33.9	33.8	0.02%
La Granja Live Poultry Corp.	Food Manufacturing	Term Loan	Prime plus 2.75%	8/26/2018	54.0	3.1	2.9	—%
Stillwell Ave Prep School	Social Assistance	Term Loan	Prime plus 2.75%	1/14/2023	72.0	7.4	7.5	—%
Karis, Inc.	Accommodation	Term Loan	Prime plus 2%	12/22/2023	148.8	15.4	15.2	0.01%
Five Corners, Ltd.	Gasoline Stations	Term Loan	Prime plus 2.75%	12/11/2019	85.0	6.4	6.5	—%
Alyssa Corp dba Knights Inn	Accommodation	Term Loan	Prime plus 2.25%	9/30/2023	350.0	44.7	44.5	0.03%
Bhailal Patel dba New Falls Motel	Accommodation	Term Loan	Prime plus 2.75%	3/27/2023	100.0	4.8	4.8	—%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2015 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Pegasus Automotive, Inc.	Gasoline Stations	Term Loan	Prime plus 2.75%	12/23/2022	112.5	12.8	13.0	0.01%
Delyannis Iron Works	Fabricated Metal Product Manufacturing	Term Loan	6%	12/8/2022	16.0	1.5	1.5	—%
P. Agrino, Inc. dba Andover Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/18/2021	150.0	12.6	12.8	0.01%
Golden Elevator Co., Inc.	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	1/31/2022	50.0	1.8	1.9	—%
Mohamed Live Poultry Inc.	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	12/6/2021	36.8	3.7	3.7	—%
RJS Service Corporation	Gasoline Stations	Term Loan	Prime plus 2.75%	8/20/2021	79.0	7.6	7.7	—%
Chez Rurene Bakery	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/20/2017	150.0	34.7	45.2	0.03%
Total Performing SBA Unguaranteed Investments					$170,627.2	$146,007.7	$138,982.4	79.54%

Non-Performing SBA Unguaranteed Investments (3)
*E & I Holdings, LP & PA Farm Products, LLC	Food Manufacturing	Term Loan	6%	4/30/2030	1,234.0	1,237.1	498.6	0.29%
*Mojo Brands Media, LLC	Broadcasting (except Internet)	Term Loan	6%	8/28/2023	731.9	733.7	627.0	0.36%
*DC Realty, LLC dba FOGO Data Centers	Professional, Scientific, and Technical Services	Term Loan	6%	3/23/2037	708.2	710.0	666.6	0.38%
*J Olson Enterprises LLC and Olson Trucking Direct, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	6/28/2025	666.7	668.3	224.8	0.13%
*AUM Estates, LLC and Sculpted Figures Plastic Surgery Inc.	Ambulatory Health Care Services	Term Loan	6%	3/14/2038	602.4	603.9	368.0	0.21%
*Harrelson Materials Management,Inc	Waste Management and Remediation Services	Term Loan	6%	6/24/2021	468.9	470.0	131.0	0.07%
*Stormwise South Florida dba Stormwise Shutters	Specialty Trade Contractors	Term Loan	6%	11/7/2036	406.6	407.6	379.2	0.22%
*BCD Enterprises, LLC dba Progressive Tool and Nutmeg Tool	Fabricated Metal Product Manufacturing	Term Loan	6%	6/22/2026	290.3	290.9	76.2	0.04%
*Feinman Mechanical, LLC	Specialty Trade Contractors	Term Loan	6%	9/28/2028	251.6	252.2	—	—%
*Hampton's Restaurant Holding Company, LLC/Hampton's Restaurant #1 LLC	Food Services and Drinking Places	Term Loan	6%	5/29/2023	243.2	243.9	—	—%
*DC Realty, LLC dba FOGO Data Centers	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/23/2022	213.9	214.4	209.9	0.12%
Guzman Group,LLC	Rental and Leasing Services	Term Loan	6%	1/30/2016	201.4	201.9	193.2	0.11%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2015 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
*Stormwise South Florida dba Stormwise Shutters	Specialty Trade Contractors	Term Loan	6%	11/7/2036	201.1	201.6	—	—%
Baker Sales, Inc. d/b/a Baker Sales, Inc.	Nonstore Retailers	Term Loan	6%	3/29/2036	181.5	182.0	97.9	0.06%
*Our Two Daughters L.L.C. dba Washington's Restaurant	Food Services and Drinking Places	Term Loan	6%	6/18/2026	169.8	170.3	12.5	0.01%
Lamson and Goodnow Manufacturing Co and Lamson and Goodnow LLC dba Lam	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/28/2037	168.1	168.2	127.3	0.07%
*Milliken and Milliken, Inc. dba Milliken Wholesale Distribution	Merchant Wholesalers, Durable Goods	Term Loan	6%	6/10/2036	153.6	153.8	117.6	0.07%
*Jenny's Wunderland, Inc.	Social Assistance	Term Loan	Prime plus 2.75%	6/29/2036	149.7	150.1	86.8	0.05%
Dixie Transport, Inc. & Johnny D. Brown & Jimmy Brown & Maudain Brown	Support Activities for Transportation	Term Loan	5.25%	12/28/2035	141.7	141.9	79.4	0.05%
*Professional Systems, LLC and Professional Cleaning	Administrative and Support Services	Term Loan	6%	7/30/2020	132.0	132.1	55.8	0.03%
*Elite Treats Enterprises, Inc. dba Rochelle Dairy Queen	Food Services and Drinking Places	Term Loan	6%	1/24/2032	131.2	131.5	94.0	0.05%
*STK Ventures Inc dba JP Dock Service & Supply	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/9/2037	34.1	34.1	33.4	0.02%
*EZ Towing, Inc.	Support Activities for Transportation	Term Loan	Prime plus 2.75%	1/31/2023	123.2	123.5	97.7	0.06%
Stokes Floor Covering Company Inc. and Robert E. Rainey, Jr.	Furniture and Home Furnishings Stores	Term Loan	6%	12/29/2035	113.4	113.5	103.4	0.06%
*Dill Street Bar and Grill Inc and WO Entertainment, Inc	Food Services and Drinking Places	Term Loan	6%	9/27/2027	112.0	112.3	24.1	0.01%
*Hybrid Racing LLC.	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	5/15/2023	100.1	100.3	94.2	0.05%
Groundworks Unlimited LLC	Specialty Trade Contractors	Term Loan	6%	12/17/2023	90.5	90.6	78.7	0.05%
*E.W. Ventures, Inc. dba Swift Cleaners & Laundry	Personal and Laundry Services	Term Loan	0%	4/18/2017	91.4	91.6	1.3	—%
*Bwms Management, LLC	Food Services and Drinking Places	Term Loan	6%	7/7/2027	77.0	77.2	19.4	0.01%
*Winter Ventures Inc and 214 N Franklin LLC	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/29/2024	56.5	56.6	52.0	0.03%
*LRCSL, LLC dba Daybreak Fruit and Vegetable Company	Food and Beverage Stores	Term Loan	6%	2/28/2021	52.4	52.4	—	—%
*Las Torres Development LLC dba Houston Event Centers	Real Estate	Term Loan	6%	8/27/2028	51.0	51.0	48.7	0.03%
*Sheikh M Tariq dba Selbyville Foodrite	Gasoline Stations	Term Loan	6%	3/13/2023	21.2	21.2	12.0	0.01%
Morris Glass and Construction	Specialty Trade Contractors	Term Loan	6%	3/7/2021	44.8	44.8	18.6	0.01%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2015 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
*Parth Dev, Ltd dba Amerihost Inn Hotel-Kenton	Accommodation	Term Loan	5.25%	10/3/2028	38.3	38.3	19.2	0.01%
*AWA Fabrication & Construction, L.L.C.	Fabricated Metal Product Manufacturing	Term Loan	6%	4/30/2025	34.7	34.8	23.5	0.01%
*Lucil Chhor dba Baja Fresh #159	Food Services and Drinking Places	Term Loan	6%	12/28/2022	30.0	30.0	15.6	0.01%
*214 North Franklin, LLC and Winter Ventures, Inc.	Nonstore Retailers	Term Loan	Prime plus 2.75%	11/29/2037	146.0	146.1	134.3	0.08%
*DocMagnet Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/23/2025	16.7	16.7	16.1	0.01%
Grand Manor Realty, Inc. & Kevin LaRoe	Real Estate	Term Loan	6%	2/20/2023	18.9	19.0	14.6	0.01%
*Robin C. & Charles E. Taylor & Brigantine Aquatic Center LLC	Amusement, Gambling, and Recreation Industries	Term Loan	6%	9/14/2023	18.0	18.0	17.2	0.01%
Tequila Beaches, LLC dba Fresco Restaurant	Food Services and Drinking Places	Term Loan	6%	9/16/2021	15.8	15.8	12.4	0.01%
*Integrity Sports Group, LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	6%	3/6/2018	14.7	14.7	12.4	0.01%
*D'Elia Auto Repair Inc dba D'Elia Auto Body	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/26/2023	13.9	13.9	—	—%
Event Mecca LLC	Other Information Services	Term Loan	6%	4/10/2023	13.3	13.3	5.6	—%
United Woodworking, Inc	Wood Product Manufacturing	Term Loan	6%	12/20/2022	12.9	13.0	4.0	—%
The Lucky Coyote, LLC	Miscellaneous Manufacturing	Term Loan	6%	5/8/2017	11.3	11.3	5.0	—%
LJ Parker, LLC	Administrative and Support Services	Term Loan	7%	9/8/2014	10.7	10.8	3.4	—%
Whirlwind Car Wash, Inc.	Repair and Maintenance	Term Loan	Prime plus 2%	4/9/2029	9.8	9.8	7.5	—%
*Winter Ventures Inc dba Qualitybargainbooks and Qualitybargainmall	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/23/2024	149.1	149.3	—	—%
*Krishna of Orangeburg, Inc.	Accommodation	Term Loan	6%	2/20/2032	10.3	10.3	5.6	—%
*Barnum Printing & Publishing, Co.	Printing and Related Support Activities	Term Loan	6%	7/29/2015	9.8	9.8	9.4	0.01%
*Pyramid Real Estate Holdings, LLC dba Hoteps	Food Services and Drinking Places	Term Loan	6%	10/7/2022	8.9	8.9	5.5	—%
*Houk Enterprises, Inc. d/b/a Max Muscle	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	10/27/2019	7.6	7.7	—	—%
*The Alba Financial Group, Inc.	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	11/13/2015	7.4	7.4	3.1	—%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2015 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Shamrock Jewelers, Inc.	Clothing and Clothing Accessories Stores	Term Loan	6%	12/14/2016	5.1	5.1	5.0	—%
Auto Sales, Inc.	Motor Vehicle and Parts Dealers	Term Loan	6%	8/17/2023	4.7	4.7	4.2	—%
Almeria Marketing 1, Inc.	Personal and Laundry Services	Term Loan	7.75%	10/15/2015	4.8	4.8	0.9	—%
Gotta Dance Studio, Inc. dba Gotta Dance Studio Academy of Performing	Educational Services	Term Loan	Prime plus 2.75%	11/16/2016	3.6	3.6	0.5	—%
Goetzke Chiropractic, Inc.	Ambulatory Health Care Services	Term Loan	6%	10/25/2017	3.0	3.0	2.5	—%
David M. Goens dba Superior Auto Paint & Body, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/26/2024	1.2	1.2	1.1	—%
*Dr. Francis E. Anders, DVM	Professional, Scientific, and Technical Services	Term Loan	6%	8/9/2015	1.6	1.6	1.5	—%
Island Nautical Enterprises, Inc. (OC) and Ingwall Holdings, LLC (EPC)	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	8/26/2024	333.7	334.6	242.7	0.14%
*Top Class, Inc.	Personal and Laundry Services	Term Loan	6%	6/28/2016	1.3	1.3	0.1	—%
*A + Quality Home Health Care, Inc.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/1/2016	1.3	1.3	1.2	—%
Winter Ventures Inc dba Qualitybargainbooks and Qualitybargainmall	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/3/2029	134.4	134.5	103.6	0.06%
Pure Water Innovations, LLC	Ambulatory Health Care Services	Term Loan	6%	9/6/2016	0.3	0.3	0.3	—%
*TechPlayZone, Inc.	Social Assistance	Term Loan	Prime plus 2.75%	1/27/2016	—	—	—	—%
Total Non-Performing SBA Unguaranteed Investments					$9,508.5	$9,529.4	$5,307.3	3.04%

Total SBA Unguaranteed Investments					$180,135.7	$155,537.1	$144,289.7	82.58%

Performing SBA Guaranteed Investments (4)
Murrayville Donuts, Inc.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	7/15/2040	1,378.0	428.6	485.4	0.28%
Landon Farm, LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/3/2040	400.0	227.4	257.6	0.15%
B & J Catering	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/27/2040	1,890.0	765.3	866.7	0.50%
Zephyr Seven Series LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/28/2025	325.0	30.0	33.1	0.02%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2015 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
J&K Fitnes, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/27/2041	375.0	102.1	115.6	0.07%
Bat Bridge Investments	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/30/2025	342.0	93.5	103.0	0.06%
SCJEN Management	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2025	240.0	53.3	58.7	0.03%
Total SBA Guaranteed Performing Investments					$4,950.0	$1,700.2	$1,920.1	1.10%

Total SBA Unguaranteed and Guaranteed Investments					$185,085.7	$157,237.3	$146,209.8	83.68%

Controlled Investments (5)
Advanced Cyber Security Systems, LLC (6), (13)	Data processing, hosting and related services.	50% Membership Interest	—%	—	—	—	—	—%
		Term Loan	3%	December 2014	1,120.0	381.0	—	—%
*Automated Merchant Services, Inc. (7), (13)	Data processing, hosting and related services.	100% Common Stock	—%	—	—	—	—	—%
*Business Connect, LLC (8), (13)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	—	—	—%
CDS Business Services, Inc. (9), (13)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Common Stock	—%	—	—	—	1,771.0	1.01%
CrystalTech Web Hosting, Inc. (14)	Data processing, hosting and related services.	100% Common Stock	—%	—	—	9,256.0	21,080.0	12.06%
Exponential Business Development Co. Inc. (13)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Common Stock	—%	—	—	—	—	—%
*First Bankcard Alliance of Alabama, LLC (10), (13)	Data processing, hosting and related services.	95% Membership Interests	—%	—	—	—	—	—%
*Fortress Data Management, LLC (13)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	—	—	—%
Newtek Insurance Agency, LLC (13)	Insurance Carriers and Related Activities	100% Membership Interests	—%	—	—	—	2,500.0	1.43%
PMTWorks Payroll, LLC (11), (13)	Data processing, hosting and related services.	80% Membership Interests	—%	—	—	—	933.0	0.53%
		Term Loan	10%-12%	Various maturities through September 2016	935.0	935.0	—	—%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2015 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Secure CyberGateway Services, LLC (12), (13)	Data processing, hosting and related services.	66.7% Membership Interests	—%	—	—	—	—	—%
		Term Loan	7%	December 2016	2,400.0	1,600.0	1,600.0	0.92%
Small Business Lending, Inc. (13)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Common Stock	—%	—	—	—	5,500.0	3.15%
*Summit Systems and Designs, LLC (8), (13)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	—	—	—%
Premier Payments LLC (14)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	16,503.0	16,503.0	9.44%
Universal Processing Services of Wisconsin, LLC (13) (14)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	—	50,839.0	29.10%
Total Controlled Investments					$4,455.0	$28,675.0	$100,726.0	57.65%

Non-control/Non-affiliate Investments
Titanium Asset Management LLC	Administrative and Support Services	Term Loan	3%	July 2017	$2,200.0	$2,116.0	$2,116.0	1.21%
		Warrants	—%	—	—	—	—	—%
					$2,200.0	$2,116.0	$2,116.0	1.21%

Investments in Money Market Funds					$—	$36.0	$36.0	0.02%

Total Investments					$191,740.7	$188,064.3	$249,087.8	142.55%
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
(2) Prime Rate is equal to 3.25% as of September 30, 2015.
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
(5) Controlled Investments are disclosed above as equity investments (except as otherwise noted) in those companies that are “Controlled Investments” of the Company as defined in the Investment Company Act of 1940. A company is deemed to be a “Controlled Investment” of Newtek Business Services Corp. if Newtek Business Services Corp. owns more than 25% of the voting securities of such company. See Note 4 in the accompanying notes to the condensed consolidated financial statements for transactions during the nine months ended September 30, 2015 in which the Company is deemed to control.
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
(14) 100% owned by Newtek Business Services Holdco1., Inc. (a subsidiary of Newtek Business Services Corp.).
(15) All of the Company's investments are in entities which are organized under the Laws of the United States and have a principal place of business in the United States.
(16) Under the Investment Company Act of 1940, as amended, the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. At September 30, 2015, 7.3% of total assets are non qualifying assets.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Performing SBA Unguaranteed Investments (1)
MLM Enterprises, LLC and Demand Printing Solutions Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/18/2024	70.5	70.5	63.3	0.04%
DC Real, LLC and DC Enterprises, LTD dba Lakeview True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/20/2039	119.4	93.9	94.0	0.06%
Legacy Estate Planning Inc. dba American Casket Enterprises	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/21/2024	42.0	42.0	33.5	0.02%
J&D Resources, LLC dba Aqua Science	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/21/2024	767.9	767.9	627.3	0.38%
Teamnewman Enterprises, LLC dba Newmans at 988	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/25/2039	148.8	148.8	138.5	0.08%
DeRidder Chiropractic, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/25/2024	13.2	13.2	12.5	0.01%
Stormrider Inc. dba Shirley's Stormrider, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	11/25/2024	150.0	150.0	119.5	0.07%
Modern Manhattan, LLC	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	11/25/2024	220.0	220.0	178.3	0.11%
Meridian Hotels, LLC dba Best Western Jonesboro	Accommodation	Term Loan	Prime plus 2.75%	11/25/2039	228.0	228.0	228.3	0.14%
Trading Group 3, Inc.	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	11/26/2024	22.5	22.5	17.9	0.01%
The Red Pill Management Inc. dba UFC Gym Matthews	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	11/26/2024	54.3	28.7	24.6	0.01%
Homegrown For Good, LLC	Apparel Manufacturing	Term Loan	Prime plus 2.75%	11/26/2024	230.0	230.0	202.1	0.12%
Kemmer, LLC and Apples Tree Top Liquors, LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/4/2039	138.4	138.4	125.1	0.08%
The Conibear Corporation and Conibear Trucking, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	12/5/2024	12.0	12.0	10.5	0.01%
All American Games, LLC and Sportslink - The Game, LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/10/2024	400.0	400.0	341.6	0.21%
B & W Towing, LLC and Boychucks Fuel, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/17/2039	164.5	164.5	151.3	0.09%
MM and M Management Inc. dba Pizza Artista	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/19/2025	46.3	46.3	37.8	0.02%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
B.S. Ventures, LLC dba Dink's Market	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/19/2039	53.8	53.8	53.4	0.03%
Will Zac Management, LLC dba Papa John's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/19/2024	48.8	48.8	47.9	0.03%
The Jewelers Inc. dba The Jewelers of Las Vegas	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	12/19/2024	1,250.0	1,250.0	1,008.4	0.61%
Beale Street Blues Company-West Palm Beach, LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/22/2024	187.5	187.5	158.8	0.10%
401 JJS Corporation and G Randazzo's Trattoria Corporation	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/23/2039	473.5	378.8	379.2	0.23%
The Lodin Group, LLC and Lodin Health Imaging Inc.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/23/2039	530.3	530.3	472.9	0.28%
Thermoplastic Services Inc. and Paragon Plastic Sheet, Inc	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	12/23/2039	500.0	500.0	500.6	0.30%
Winter Ventures Inc. dba Qualitybargainbooks and Qualitybargainmall	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/23/2024	156.1	156.1	132.5	0.08%
Carolina Flicks Inc. dba The Howell Theater	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	12/23/2032	163.3	163.3	149.9	0.09%
Atlantis of Daytona. LLC and Ocean Club Sportswear Inc.	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	12/23/2039	240.0	240.0	240.3	0.14%
Bowlerama, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/24/2039	1,202.5	1,202.5	1,199.9	0.72%
Bear Creek Entertainment, LLC dba The Woods at Bear Creek	Accommodation	Term Loan	Prime plus 2.75%	12/30/2024	106.3	106.3	104.6	0.06%
Evans and Paul, LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/30/2024	223.8	223.8	207.6	0.12%
First Prevention and Dialysis Center, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/30/2024	238.3	78.1	76.9	0.05%
Grand Blanc Lanes, Inc. and H, H and H, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/31/2039	133.0	133.0	130.5	0.08%
FHJE Ventures, LLC and Eisenreich II Inc. dba Breakneck Tavern	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/31/2039	245.5	161.6	161.8	0.10%
JEJE Realty, LLC and La Familia Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/10/2039	205.8	205.8	191.9	0.12%
Joey O's, LLC and Jennifer Olszewski	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/7/2024	13.1	13.0	10.3	0.01%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Laura L. Smith dba Lisa Smith Studio	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/3/2024	15.0	14.9	11.9	0.01%
Frontier Bulk Solutions, LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	10/31/2024	1,250.0	1,242.3	1,043.3	0.63%
Heartland American Properties, LLC and Skaggs RV Outlet, LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/31/2039	479.0	478.3	459.3	0.28%
M and C Renovations Inc.	Construction of Buildings	Term Loan	Prime plus 2.75%	10/31/2024	20.3	20.1	16.2	0.01%
Golden Transaction Corporation dba Bleh Sunoco	Gasoline Stations	Term Loan	Prime plus 2.75%	10/30/2039	156.7	156.5	152.5	0.09%
Kantz, LLC and Kantz Auto, LLC dba Kantz's Hometown Auto	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/29/2039	68.1	68.0	65.0	0.04%
Seelan Inc. dba Candleridge Market	Gasoline Stations	Term Loan	Prime plus 2.75%	10/27/2039	90.5	90.4	84.0	0.05%
185 Summerfield Inc. and Valcon Contracting Corp.	Construction of Buildings	Term Loan	Prime plus 2.75%	10/24/2039	162.3	162.0	157.1	0.09%
Navdeep B Martins and Busy Bubbles, LLC dba Wishy Washy	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/24/2039	89.0	88.9	80.5	0.05%
3 F Management, LLC and ATC Port Charlotte, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/17/2024	131.3	130.4	110.9	0.07%
One Hour Jewelry Repair Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/14/2024	20.6	20.4	16.3	0.01%
Return to Excellence, Inc. dba The Waynesville Inn Golf & Spa	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/10/2039	1,250.0	1,249.0	1,250.5	0.75%
Capitol Waste and Recycling Services, LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	10/10/2024	257.8	256.2	220.3	0.13%
Sound Manufacturing Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/10/2024	187.5	186.5	157.1	0.09%
DNT Storage and Properties, LLC	Real Estate	Term Loan	Prime plus 2.75%	10/10/2039	101.8	101.6	99.2	0.06%
Boilermaker Industries, LLC dba PostNet	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/9/2024	18.8	18.8	16.8	0.01%
Doctors Express Management of Central Texas, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/8/2024	105.0	92.4	85.0	0.05%
Smith Spinal Care Center P.C. and James C. Smith	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/8/2039	60.0	59.9	57.2	0.03%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Michael Rey Jr. and Lynn J. Williams (EPC) and GIG Petcare	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/3/2039	126.9	126.4	122.2	0.07%
Sumad, LLC dba BrightStar Care of Encinitas	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/2/2024	92.5	92.5	90.1	0.05%
Route 130 SCPI Holdings LLC, (EPC) Route 130 SCPI Operations, LLC (OC)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2039	538.8	538.8	494.2	0.30%
Roccos, LLC and Sullo Pantalone Inc. dba Rocco's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2039	255.8	255.0	234.8	0.14%
Keller Holdings, LLC and David H Keller III and Carie C Keller	Scenic and Sightseeing Transportation	Term Loan	Prime plus 2.75%	9/30/2039	100.0	99.7	98.4	0.06%
The Woods at Bear Creek, LLC and Bear Creek Entertainment, LLC	Accommodation	Term Loan	Prime plus 2.75%	9/29/2039	513.3	512.5	513.0	0.31%
Orange County Insurance Brokerage Inc. dba Beaty Insurance Agency	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	9/29/2039	325.1	324.6	324.7	0.20%
Keys Phase One, LLC dba The Grand Guesthouse	Accommodation	Term Loan	Prime plus 2.75%	9/26/2039	736.3	734.1	709.4	0.43%
Colts V, LLC and Nowatzke Service Center, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/26/2039	601.8	600.0	576.8	0.35%
Gordon E Rogers dba Stonehouse Motor Inn	Accommodation	Term Loan	Prime plus 2.75%	9/26/2039	57.5	57.3	57.4	0.03%
Auto Shine Carwash Inc. and AKM R. Hossain and Jessica F. Masud	Gasoline Stations	Term Loan	Prime plus 2.75%	9/26/2024	22.5	22.2	18.6	0.01%
6 Price Avenue, LLC and Pauley Tree & Lawn Care, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/24/2039	452.5	451.2	395.7	0.24%
North Columbia, LLC and Loop Liquor and Convenience Store, LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/24/2039	159.3	158.8	153.0	0.09%
R A Johnson Inc. dba Rick Johnson Auto and Tire	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/23/2039	301.3	300.4	300.7	0.18%
Andrene's, LLC dba Andrene's Caribbean Soul Food Carry Out	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/23/2024	37.8	37.6	30.1	0.02%
Utek Corporation dba Arcade Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/22/2039	405.5	405.0	400.6	0.24%
Play and Stay, LLC dba Zoom Room Tinton Falls	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/18/2024	42.1	42.1	33.6	0.02%
Ryan Crick and Pamela J. Crick and Crick Enterprises Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2039	145.5	145.1	145.2	0.09%
Modern Leather Goods Repair Shop Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2024	58.8	57.6	45.9	0.03%
Animal Intrusion Prevention Systems Holding Company, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/15/2024	272.5	269.1	230.1	0.14%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Tavern Properties, LLC and Wildwood Tavern, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/15/2039	425.0	312.0	312.3	0.19%
RDT Enterprises, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/15/2027	162.8	161.4	152.3	0.09%
KW Zion, LLC and Key West Gallery Inc.	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/12/2039	1,250.0	1,246.4	1,203.3	0.72%
Indy East Smiles Youth Dentistry, LLC dba Prime Smile East	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/11/2024	630.2	622.4	499.6	0.30%
B&P Diners, LLC dba Engine House Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/10/2024	80.0	79.0	63.0	0.04%
Feel The World Inc. dba Xero Shoes and Invisible Shoes	Leather and Allied Product Manufacturing	Term Loan	Prime plus 2.75%	9/5/2024	51.9	51.3	42.2	0.03%
Alberti and Cardoni, LLC dba Menchie's	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	8/29/2024	77.3	77.3	64.3	0.04%
Delta Aggrigate, LLC	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	8/28/2039	911.3	911.3	912.1	0.55%
Lamjam, LLC (EPC) Goldsmith Lambros Inc. (OC)	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	8/27/2024	133.8	131.3	129.3	0.08%
Orange County Cleaning Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/27/2024	41.3	40.5	32.3	0.02%
Qycell Corporation	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	8/26/2024	121.0	118.9	103.7	0.06%
Atlas Auto Body Inc. dba Atlas Auto Sales	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/22/2039	51.6	51.3	47.9	0.03%
Grey Light Realty, LLC (EPC) NH Precision Metal Fabricators Inc. (OC)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	8/21/2039	1,226.0	1,220.6	1,160.5	0.70%
S&P Holdings of Daytona LLC (EPC) S&P Corporation of Daytona Beach	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	8/15/2039	433.5	431.6	432.0	0.26%
Barber Investments, LLC and Fieldstone Quickstop, LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	8/15/2039	150.0	149.3	128.6	0.08%
Katie Senior Care, LLC dba Home Instead Senior Care	Social Assistance	Term Loan	Prime plus 2.75%	8/15/2024	124.3	121.9	97.2	0.06%
Alpha Preparatory Academy, LLC	Social Assistance	Term Loan	Prime plus 2.75%	8/15/2039	145.2	109.2	109.4	0.07%
Hamer Road Auto Salvage, LLC and Scott T. Cook and Nikki J. Cook	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	8/8/2039	188.4	187.6	187.8	0.11%
Almost Home Property, LLC and Almost Home Daycare, LLC	Social Assistance	Term Loan	Prime plus 2.75%	8/7/2039	715.8	713.6	698.8	0.42%
iFood, Inc. dba Steak N Shake	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2024	379.1	290.5	259.3	0.16%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
AGV Enterprises, LLC dba Jet's Pizza #42	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2024	54.8	53.5	43.9	0.03%
575 Columbus Avenue Holding Company, LLC and LA-ZE, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/30/2039	22.5	22.4	22.4	0.01%
L&S Insurance & Financial Services Inc.	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/25/2024	22.5	21.9	17.8	0.01%
Honeyspot Investors, LLP and Pace Motor Lines Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	7/24/2039	150.0	149.1	147.6	0.09%
Miss Cranston Diner II, LLC and Miss Cranston II Realty, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/17/2039	91.3	91.3	88.4	0.05%
Wired, LLC and Moulison North Corporation	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/3/2024	150.1	146.4	126.6	0.08%
Honeyspot Investors, LLP and Pace Motor Lines Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	6/30/2039	875.3	870.1	859.1	0.52%
iFood, Inc. dba Steak N Shake	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2039	629.8	625.2	549.0	0.33%
Wired, LLC and Moulison North Corporation	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/30/2024	500.0	484.4	419.1	0.25%
AMG Holding, LLC and Stetson Automotive, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/30/2039	208.0	206.5	206.3	0.12%
Lisle Lincoln II Limited Partnership dba Lisle Lanes LP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/30/2024	100.0	96.9	92.5	0.06%
Highway Striping Inc.	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	6/30/2024	53.1	51.5	43.1	0.03%
FHJE Ventures, LLC and Eisenreich II Inc. dba Breakneck Tavern	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/27/2039	321.8	319.6	303.4	0.18%
JPM Investments, LLC and Carolina Family Foot Care P.A.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/26/2039	136.1	135.5	130.5	0.08%
Zinger Hardware and General Merchant Inc.	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/26/2024	110.5	107.1	94.9	0.06%
Nikobella Properties, LLC and JPO Inc. dba Village Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/25/2039	476.3	472.8	451.7	0.27%
RDJ Maayaa Inc. dba RDJ Distributors	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/23/2024	8.7	8.3	6.7	—%
Big Sky Plaza, LLC and Strickland, Incorporated	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/20/2039	233.4	231.7	220.0	0.13%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
510 ROK Realty, LLC dba ROK Health and Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/19/2024	332.0	322.2	304.3	0.18%
Nirvi Enterprises, LLC dba Howard Johnson / Knights Inn	Accommodation	Term Loan	Prime plus 2.75%	6/17/2039	920.3	913.5	912.5	0.55%
Hotels of North Georgia, LLC dba Comfort Inn and Suites	Accommodation	Term Loan	Prime plus 2.75%	6/17/2039	837.5	831.4	825.4	0.50%
Global Educational Delivery Services, LLC	Educational Services	Term Loan	Prime plus 2.75%	6/16/2024	60.0	58.3	57.3	0.03%
GPG Real Estate Holdings, LLC and GPG Enterprises Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/13/2039	322.1	319.7	299.2	0.18%
Rainbow Dry Cleaners	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/13/2024	122.5	118.7	100.1	0.06%
GPG Real Estate Holdings, LLC (OC) GPG Enterprises Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/13/2039	162.5	40.4	40.4	0.02%
NVR Corporation dba Discount Food Mart	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/11/2039	68.3	67.5	67.4	0.04%
Sico & Walsh Insurance Agency Inc. and The AMS Trust	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	6/6/2039	250.0	249.2	232.9	0.14%
Sujata Inc. dba Stop N Save Food Mart	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/3/2024	22.5	21.8	18.0	0.01%
Long Island Barber Institute Inc.	Educational Services	Term Loan	Prime plus 2.75%	6/2/2039	55.5	55.1	51.5	0.03%
CJR LLC (EPC) and PowerWash Plus, Inc. (OC)	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/30/2024	53.0	51.0	46.6	0.03%
Pocono Coated Products, LLC	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/30/2024	22.5	21.7	19.9	0.01%
R. A. Johnson, Inc. dba Rick Johnson Auto & Tire	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	5/29/2039	943.8	935.8	934.7	0.56%
Wilton Dental Care P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/29/2024	128.1	125.6	100.4	0.06%
EGM Food Services Inc. dba Gold Star Chili	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2024	19.2	18.5	15.4	0.01%
Jonesboro Health Food Center, LLC	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	5/27/2024	60.0	57.8	45.7	0.03%
USI Properties, LLC dba U Store It	Real Estate	Term Loan	Prime plus 2.75%	5/23/2039	144.6	143.4	141.0	0.08%
Bay State Funeral Services, LLC (EPC) and Riley Funeral Home Inc.(OC)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/21/2039	134.9	134.1	133.9	0.08%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Hae M. and Jin S. Park dba Buford Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/15/2039	166.5	164.3	151.0	0.09%
Moochie's, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/13/2024	100.5	97.9	79.3	0.05%
The River Beas, LLC and Punam Singh	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/8/2039	90.3	89.5	84.8	0.05%
AS Boyals, LLC dba Towne Liquors	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/29/2039	117.5	116.3	116.2	0.07%
Winter Ventures Inc. and 214 N Franklin LLC	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/29/2024	62.6	59.9	53.0	0.03%
ENI Inc., Event Networks Inc., ENI Worldwide, LLC and Spot Shop Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/25/2024	500.0	478.1	376.8	0.23%
Gerami Realty, LC (EPC) Sherrill Universal City Corral, LP	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/23/2027	78.8	76.4	73.4	0.04%
Complete Body & Paint, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/23/2039	20.8	20.6	20.5	0.01%
Island Wide Realty, LLC and Long Island Partners, Inc.	Real Estate	Term Loan	Prime plus 2.75%	4/22/2039	103.8	102.7	102.6	0.06%
Aiello's Pizzeria, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/18/2024	42.8	40.9	34.0	0.02%
Wilshire Media Systems Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/17/2024	186.3	178.1	145.5	0.09%
Family Ties Supply Corp. dba Best Cookies & More dba Cookie Factory Out	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	4/16/2024	53.1	50.8	39.8	0.02%
R2 Tape Inc. dba Presto Tape	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	4/10/2024	78.8	75.3	74.0	0.04%
1899 Tavern & Tap, LLC and Ale House Tavern & Tap, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/9/2039	137.5	135.2	130.7	0.08%
Eagle Aggregate Transportation, LLC and Eagle Pneumatic Transport, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	3/31/2024	1,250.0	712.3	689.3	0.41%
Hodges Properties, LLC and Echelon Enterprises Inc. dba Treads Bicycle	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	3/31/2039	449.0	443.7	427.6	0.26%
Dantanna's Tavern, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2024	164.3	158.2	133.2	0.08%
RDT Enterprises, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/31/2028	141.2	137.1	135.6	0.08%
Kemmer, LLC (EPC) and Pitts Package Store, Inc.(OC)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/31/2039	117.5	116.3	99.7	0.06%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Little People's Village II, LLC (OC) and Iliopoulos Realty, LLC (EPC)	Social Assistance	Term Loan	Prime plus 2.75%	3/31/2039	101.5	100.9	91.1	0.05%
Little People's Village II, LLC (OC) and Iliopoulos Realty, LLC (EPC)	Social Assistance	Term Loan	Prime plus 2.75%	3/31/2039	92.1	91.5	82.6	0.05%
Wilban, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/28/2039	427.5	422.5	403.8	0.24%
Lake Area Autosound, LLC and Ryan H. Whittington	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	7/28/2039	125.0	125.0	116.8	0.07%
TC Business Enterprises, LLC dba Sky Zone Indoor Trampoline Park	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/27/2024	290.1	280.8	229.0	0.14%
Sapienzo Properties, LLC (EPC) CNS Self-Storage Inc. (OC)	Real Estate	Term Loan	Prime plus 2.75%	3/27/2039	193.8	190.6	190.4	0.11%
Hascher Gabelstapler Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/26/2024	143.3	136.1	122.5	0.07%
Knowledge First Inc. dba Magic Years of Learning and Kimberly Knox	Social Assistance	Term Loan	Prime plus 2.75%	3/21/2039	145.0	143.5	132.2	0.08%
636 South Center Holdings, LLC and New Mansfield Brass and Aluminum Co.	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	3/20/2039	497.5	491.5	490.9	0.29%
Cormac Enterprises and Wyoming Valley Beverage Incorporated	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/20/2039	110.8	109.6	109.5	0.07%
Kinisi, Inc. dba The River North UPS Store	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/18/2024	41.3	38.4	33.8	0.02%
Tortilla King, Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	3/14/2029	1,033.1	1,011.0	903.2	0.54%
SE Properties 39 Old Route 146, LLC (EPC) SmartEarly Clifton Park, LLC	Social Assistance	Term Loan	Prime plus 2.75%	3/14/2039	408.0	404.4	400.5	0.24%
Tortilla King Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	3/14/2039	216.9	214.3	193.3	0.12%
Bowl Mor, LLC dba Bowl Mor Lanes and Spare Lounge, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/13/2039	223.5	220.9	220.6	0.13%
Avayaan2, LLC dba Island Cove	Gasoline Stations	Term Loan	Prime plus 2.75%	3/7/2039	157.5	155.6	148.6	0.09%
Onofrio's Fresh Cut Inc.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/6/2024	75.0	71.4	65.7	0.04%
J&M Concessions, Inc.dba A-1 Liquors	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/3/2039	135.6	134.0	120.8	0.07%
R & R Boyal, LLC dba Cap N Cat Clam Bar and Little Ease Tavern	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/28/2039	417.5	412.1	386.2	0.23%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Summit Beverage Group, LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	2/28/2024	350.6	330.8	293.6	0.18%
Faith Memorial Chapel, LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2039	214.2	211.4	194.6	0.12%
952 Boston Post Road Realty, LLC and HNA, LLC dba Styles International	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2039	211.0	208.3	192.3	0.12%
Choe Trade Group Inc. dba Rapid Printers of Monterey	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	2/28/2024	159.3	150.3	143.1	0.09%
Pindar Associates, LLC, Pidar Vineyards, LLC, Duck Walk Vineyards Inc.	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	2/25/2024	712.3	672.0	659.9	0.40%
96 Mill Street, LLC, Central Pizza, LLC and Jason Bikakis George Bikaki	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/12/2039	141.3	139.4	139.2	0.08%
JWB Industries, Inc. dba Carteret Die Casting	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	2/11/2024	280.0	264.1	217.5	0.13%
Sovereign Communications, LLC	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	2/7/2024	907.8	856.3	688.8	0.41%
986 Dixwell Avenue Holding Company, LLC(EPC) and Mughali Foods, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/7/2039	99.1	98.2	93.5	0.06%
Awesome Pets II Inc. dba Mellisa's Pet Depot	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	2/7/2024	83.2	79.5	66.1	0.04%
Robert Star Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/5/2024	46.8	44.2	43.4	0.03%
Atlas Mountain Construction, LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	1/28/2024	16.5	15.5	15.2	0.01%
Sarah Sibadan dba Sibadan Agency	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	1/27/2039	129.4	127.5	124.3	0.07%
3Fmanagement, LLC and ATC Fitness Cape Coral, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	1/24/2024	425.0	398.2	334.1	0.20%
JDR Industries Inc dba CST-The Composites Store	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	1/21/2024	140.3	131.4	112.4	0.07%
Icore Enterprises Inc. dba Air Flow Filters Inc.	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	1/15/2024	21.8	20.4	20.0	0.01%
Nutmeg North Associates, LLC (OC) Steeltech Building Products Inc.	Construction of Buildings	Term Loan	Prime plus 2.75%	12/31/2038	897.8	883.5	814.7	0.49%
Carl R. Bieber, Inc. dba Bieber Tourways/Bieber Transportation	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2027	712.5	692.9	675.7	0.41%
S.Drake, LLC dba Express Employment Professionals of Ann Arbor, Michigan	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/31/2023	18.8	17.8	14.2	0.01%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
CLU Amboy, LLC (EPC) and Amboy Group, LLC (OC) dba Tommy Moloney's	Food Manufacturing	Term Loan	Prime plus 2.75%	12/27/2023	656.3	620.0	608.6	0.37%
Shane M. Howell and Buck Hardware and Garden Center, LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/27/2038	322.5	317.2	289.5	0.17%
Superior Disposal Service, Inc.	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	12/26/2023	240.5	223.8	206.3	0.12%
KK International Trading Corporation	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/23/2028	190.0	182.6	169.9	0.10%
AIP Enterprises, LLC and Spider's Web Inc dba Black Widow Harley-Davidson	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/20/2038	962.5	946.7	936.7	0.56%
JackRabbit Sports Inc.	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	12/20/2023	581.3	535.9	526.0	0.32%
Mosley Auto Group, LLC dba America's Automotive	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/20/2038	221.5	217.9	212.2	0.13%
Kurtis Sniezek dba Wolfe's Foreign Auto	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/20/2038	88.9	87.4	87.3	0.05%
PLES Investements, LLC and John Redder, Pappy Sand & Gravel, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/19/2038	555.3	546.2	508.3	0.31%
Lefont Theaters Inc.	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/19/2023	14.4	13.4	11.6	0.01%
TAK Properties, LLC and Kinderland Inc.	Social Assistance	Term Loan	Prime plus 2.75%	12/18/2038	405.0	398.4	373.6	0.22%
Any Garment Cleaner-East Brunswick, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/18/2023	53.8	50.0	46.0	0.03%
TOL, LLC dba Wild Birds Unlimited	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	12/13/2023	18.0	17.3	14.8	0.01%
8 Minute Oil Change of Springfield Corporation and John Nino	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/12/2038	196.8	193.1	188.5	0.11%
920 CHR Realty, LLC (EPC) V. Garofalo Carting Inc (OC)	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	12/10/2038	418.1	411.3	410.6	0.25%
DKB Transport Corp.	Truck Transportation	Term Loan	Prime plus 2.75%	12/5/2038	138.8	136.5	136.3	0.08%
Firm Foundations Inc. David S Gaitan Jr and Christopher K Daigle	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/3/2023	545.8	507.7	441.3	0.27%
Firm Foundations Inc. David S Gaitan Jr and Christopher K Daigle	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/3/2038	104.3	102.5	90.3	0.05%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Spectrum Development, LLC and Solvit Inc & Solvit North, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/2/2023	387.3	360.3	313.0	0.19%
BVIP Limousine Service, LTD	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	11/27/2038	76.5	75.1	72.4	0.04%
Eco-Green Reprocessing, LLC and Denali Medical Concepts, LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	11/27/2023	67.2	62.1	50.6	0.03%
TNDV: Television, LLC	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	11/26/2038	253.8	249.2	234.9	0.14%
Veterinary Imaging Specialists of Alaska, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/26/2023	162.6	155.0	144.4	0.09%
Wallace Holdings, LLC (EPC) GFA International Inc. (OC)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.5%	11/25/2023	125.0	115.4	92.8	0.06%
AcuCall, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/21/2023	15.8	14.7	11.6	0.01%
Seven Peaks Mining Inc. and Cornerstone Industrial Minerals Corporation	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	11/18/2038	1,250.0	1,227.8	1,064.3	0.64%
Kids in Motion of Springfield, LLC dba The Little Gym of Springfield, IL	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/18/2023	45.0	42.3	34.5	0.02%
Kup's Auto Spa Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/15/2038	396.7	390.0	382.7	0.23%
Yousef Khatib dba Y&M Enterprises	Wholesale Electronic Markets and Agents and Brokers	Term Loan	Prime plus 2.75%	11/15/2023	75.0	69.3	56.7	0.03%
River Run Personnel, LLC dba Express Employment Professionals	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/15/2023	20.0	1.2	1.2	—%
Howell Gun Works, LLC	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	11/14/2023	8.3	7.7	6.1	—%
Armin and Kian Inc. dba The UPS Store 3714	Couriers and Messengers	Term Loan	Prime plus 2.75%	11/13/2023	56.5	52.2	41.0	0.02%
Polpo Realty, LLC (EPC) Polpo Restaurant, LLC (OC)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/6/2038	62.5	61.6	61.5	0.04%
Twinsburg Hospitality Group, LLC dba Comfort Suites	Accommodation	Term Loan	Prime plus 2.75%	10/31/2038	945.0	928.1	862.6	0.52%
Master CNC Inc. & Master Properties, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2038	596.6	585.0	524.2	0.31%
1 North Restaurant Corp. dba 1 North Steakhouse	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/31/2038	212.5	208.4	202.4	0.12%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Mid-Land Sheet Metal Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/31/2038	137.5	135.0	129.9	0.08%
Logistics Business Solutions Inc. dba The UPS Store	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/31/2023	50.0	46.5	41.8	0.03%
Janice B. McShan and The Metropolitan Day School, LLC	Social Assistance	Term Loan	Prime plus 2.75%	10/31/2023	42.8	40.4	38.5	0.02%
Meridian Hotels, LLC dba Best Western Jonesboro	Accommodation	Term Loan	Prime plus 2.75%	10/29/2038	664.5	650.4	644.4	0.39%
New Image Building Services Inc. dba New Image Repair Services	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/29/2023	331.3	303.9	254.1	0.15%
A-1 Quality Services Corporation	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/29/2023	8.9	8.1	6.4	—%
Clairvoyant Realty Corp. and Napoli Marble & Granite Design, Ltd	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/24/2038	246.3	241.5	221.1	0.13%
Greenbrier Technical Services, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/24/2023	240.1	221.6	208.6	0.13%
Kelly Auto Care LLC dba Shoreline Quick Lube and Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/18/2023	87.5	80.3	67.2	0.04%
KenBro Enterprises LLC dba Hearing Aids by Zounds-Cherry Hill	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	10/18/2023	25.8	23.6	21.3	0.01%
Shepher Distr's and Sales Corp and The Lederer Industries Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/30/2023	1,050.0	956.4	938.7	0.56%
Fieldstone Quick Stop, LLC (OC) Barber Investments, LLC (EPC)	Gasoline Stations	Term Loan	Prime plus 2.75%	9/30/2038	676.3	667.1	598.7	0.36%
Cencon Properties, LLC and Central Connecticut Warehousing Company	Warehousing and Storage	Term Loan	Prime plus 2.75%	9/30/2038	344.5	337.8	333.3	0.20%
Lenoir Business Partners, LLC (EPC) LP Industries, Inc. dba Childforms	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	322.7	317.7	302.4	0.18%
Onofrios Enterprises, LLC (EPC) Onofrios Fresh Cut, Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	312.5	306.8	294.3	0.18%
Discount Wheel and Tire	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/30/2038	223.8	219.0	204.2	0.12%
Top Properties, LLC and LP Industries, Inc dba Childforms	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	120.0	117.9	117.7	0.07%
AGS Talcott Partners, Inc.	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	9/30/2023	117.8	107.3	84.2	0.05%
First Steps Real Estate Company, LLC (EPC) and First Steps Preschool	Social Assistance	Term Loan	Prime plus 2.75%	9/30/2038	97.6	95.6	86.8	0.05%
Gabrielle Realty, LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	9/27/2038	757.6	741.6	688.8	0.41%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Mitchellville Family Dentistry, Dr. Octavia Simkins-Wiseman, DDS, PC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/27/2038	335.1	328.0	310.9	0.19%
Handy 6391, LLC dba The UPS Store #6391	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/27/2023	62.5	58.3	57.3	0.03%
Eastside Soccer Dome, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2038	463.8	453.9	453.1	0.27%
HJ & Edward Enterprises, LLC dba Sky Zone	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2023	262.5	246.8	222.6	0.13%
Anthony C Dinoto and Susan S P Dinoto	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/26/2038	100.0	98.0	97.8	0.06%
Southeast Chicago Soccer Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2038	51.3	50.2	50.1	0.03%
Kiddie Steps 4 You Inc.	Social Assistance	Term Loan	Prime plus 2.75%	9/25/2038	89.3	83.9	78.4	0.05%
Diamond Memorials Incorporated	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/25/2023	14.3	12.8	10.0	0.01%
Faith Memorial Chapel, LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/20/2038	268.4	262.7	249.0	0.15%
Serious-Fun in Alpharetta, LLC dba The Little Gym of Alpharetta	Educational Services	Term Loan	Prime plus 2.75%	9/20/2023	46.3	42.3	34.8	0.02%
Westville Seafood, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/19/2038	112.3	109.9	102.7	0.06%
Maynard Enterprises Inc. dba Fastsigns of Texarkana	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/18/2023	16.1	14.8	12.3	0.01%
Grafio Inc. dba Omega Learning Center-Acworth	Educational Services	Term Loan	Prime plus 2.75%	9/13/2023	156.3	142.3	118.8	0.07%
The Berlerro Group, LLC dba Sky Zone	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/12/2023	421.3	395.8	326.4	0.20%
Sound Manufacturing Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/12/2028	54.8	52.1	46.6	0.03%
Prospect Kids Academy Inc.	Educational Services	Term Loan	Prime plus 2.75%	9/11/2038	124.3	121.6	116.6	0.07%
Alma J. and William R. Walton (EPC) and Almas Child Day Care Center	Social Assistance	Term Loan	Prime plus 2.75%	9/11/2038	39.5	38.7	38.6	0.02%
B for Brunette, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/10/2023	53.4	49.3	39.1	0.02%
Schmaltz Holdings, LLC (EPC) and Schmaltz Operations, LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/4/2038	224.2	217.8	202.8	0.12%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
ACI Northwest Inc.	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	8/30/2023	906.3	680.0	613.9	0.37%
IlOKA Inc. dba Microtech Tel and NewCloud Networks	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/30/2023	687.5	621.5	528.2	0.32%
Spectrum Radio Fairmont, LLC	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	8/30/2023	187.5	169.5	163.9	0.10%
Excel RP Inc.	Machinery Manufacturing	Term Loan	Prime plus 2.75%	8/30/2023	130.3	117.8	110.1	0.07%
Gulfport Academy Child Care and Learning Center, Inc.	Social Assistance	Term Loan	Prime plus 2.75%	8/30/2023	43.3	39.1	36.3	0.02%
Mojo Brands Media, LLC	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	8/28/2023	784.0	750.1	603.7	0.36%
Ramard Inc and Advanced Health Sciences Inc.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/28/2023	187.5	169.5	133.0	0.08%
RM Hawkins, LLC dba Pure Water Tech West and Robert M Hawkins	Nonstore Retailers	Term Loan	Prime plus 2.75%	8/26/2023	85.8	73.6	72.3	0.04%
JSIL LLC dba Blackstones Hairdressing	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/16/2023	19.5	17.7	14.8	0.01%
Jatcoia, LLC dba Plato's Closet	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	8/15/2023	65.0	52.3	51.0	0.03%
Island Nautical Enterprises, Inc. (OC) and Ingwall Holdings, LLC (EPC)	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	8/14/2038	445.0	343.0	312.3	0.19%
Caribbean Concepts, Inc. dba Quick Bleach	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/12/2023	22.5	20.5	16.7	0.01%
VesperGroup, LLC dba The Wine Cellar	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/5/2023	45.0	40.7	33.9	0.02%
Blacknorange2, LLC dba Popeyes Louisiana Kitchen	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2023	175.0	159.1	128.9	0.08%
209 North 3rd Street, LLC (EPC) Yuster Insurance Group Inc. (OC)	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/29/2038	83.9	81.8	78.2	0.05%
Majestic Contracting Services, Inc. dba Majestic Electric	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/26/2038	190.0	185.4	171.3	0.10%
Daniel W. and Erin H. Gordon and Silver Lining Stables CT, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/24/2023	11.3	10.1	9.9	0.01%
Angkor Restaurant Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/19/2038	93.0	90.8	88.3	0.05%
Harbor Ventilation Inc. and Estes Investment, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2038	92.1	90.0	84.5	0.05%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Tri County Heating and Cooling Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2023	87.8	78.8	73.7	0.04%
Morning Star Trucking. LLC and Morning Star Equipment and Leasing, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	7/17/2023	53.8	48.2	37.9	0.02%
Maxiflex, LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/28/2023	153.5	136.9	135.5	0.08%
JRA Holdings, LLC (EPC) Jasper County Cleaners Inc. dba Superior Cleaner	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/28/2038	121.0	117.9	118.9	0.07%
GIA Realty, LLC and VRAJ GIA, LLC dba Lakeview Laundromat	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/28/2038	97.5	95.0	95.8	0.06%
Emerald Ironworks Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/27/2023	72.0	64.4	56.4	0.03%
Contract Packaging Services Inc. dba Superior Pack Group	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/21/2023	851.8	764.3	690.4	0.41%
2161 Highway 6 Trail, LLC (EPC)	Truck Transportation	Term Loan	Prime plus 2.75%	6/19/2026	1,250.0	912.6	903.4	0.54%
CBlakeslee Arpaia Chapman, Inc. dba Blakeslee Industrial Services	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	6/18/2028	875.0	821.3	819.1	0.49%
KDP, LLC and KDP Investment Advisors, Inc. and KDP Asset Management, Inc.	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/14/2023	343.8	306.2	263.6	0.16%
Elite Structures Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/12/2038	932.8	901.3	901.2	0.54%
(EPC) Absolute Desire, LLC and Mark H. Szierer (OC) Sophisticated Smile	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/5/2038	188.3	183.7	172.4	0.10%
(EPC) Willowbrook Properties, LLC (OC) Grove Gardens Landscaping Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/5/2038	186.3	181.5	177.9	0.11%
Maciver Corporation dba Indie Rentals and Division Camera	Rental and Leasing Services	Term Loan	Prime plus 2.75%	5/31/2023	440.8	390.3	363.0	0.22%
RKP Service dba Rainbow Carwash	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/31/2023	300.0	268.2	232.8	0.14%
Europlast Ltd.	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	5/31/2023	162.0	157.4	151.0	0.09%
RXSB, Inc. dba Medicine Shoppe	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	5/30/2023	186.3	165.5	140.1	0.08%
Gregory P Jellenek OD and Associates PC dba Gregory P Jellenek OD	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/28/2023	63.5	56.2	51.2	0.03%
Ryan D. Thornton and Thornton & Associates, LLC	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	5/24/2023	68.8	58.7	49.7	0.03%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Insurance Problem Solvers, LLC	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	5/20/2023	17.1	15.1	12.8	0.01%
Hybrid Racing, LLC.	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	5/15/2023	116.3	103.4	92.8	0.06%
Atlas Mountain Construction, LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	5/13/2038	127.3	123.8	124.8	0.07%
PowerWash Plus, Inc. and CJR, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/30/2038	550.0	534.1	512.2	0.31%
Peanut Butter & Co., Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	4/30/2023	100.0	87.7	75.1	0.05%
Brothers International Desserts	Food Manufacturing	Term Loan	Prime plus 2.75%	4/26/2023	230.0	201.8	185.1	0.11%
Kidrose, LLC dba Kidville Riverdale	Educational Services	Term Loan	Prime plus 2.75%	4/22/2023	78.8	69.9	62.3	0.04%
SFAM Parsippany LLC dba Cups Frozen Yogurt	Food Services and Drinking Places	Term Loan	6%	4/19/2023	121.3	46.3	45.8	0.03%
Vernon & Stephanie Scott and Little Stars Day Care Center, Inc.	Educational Services	Term Loan	Prime plus 2.75%	4/18/2038	151.0	146.7	147.9	0.09%
Capital Scrap Metal, LLC and Powerline Investment, LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/29/2038	500.0	463.9	467.5	0.28%
MRM Supermarkets Inc. dba Constantins Breads; Dallas Gourmet Breads	Food Manufacturing	Term Loan	Prime plus 2.75%	3/29/2038	336.0	325.8	303.2	0.18%
1258 Hartford TPKE, LLC (EPC) and Phelps and Sons, Inc. (OC)	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/29/2038	124.6	120.8	114.3	0.07%
A & M Commerce, Inc. dba Cranberry Sunoco	Gasoline Stations	Term Loan	Prime plus 2.75%	3/27/2038	330.3	320.0	313.9	0.19%
Xela Pack, Inc. and Aliseo and Catherine Gentile	Paper Manufacturing	Term Loan	Prime plus 2.75%	3/27/2028	271.8	252.1	250.6	0.15%
Neyra Industries, Inc. and Edward Neyra	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	3/27/2023	217.5	189.4	185.0	0.11%
Gator Communications Group, LLC dba Harvard Printing Group	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/27/2023	17.3	15.5	14.2	0.01%
American Diagnostic Imaging, Inc. dba St. Joseph Imaging Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/25/2038	537.5	521.1	497.8	0.30%
Michael A. and Heather R. Welsch dba Art & Frame Etc.	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/22/2038	67.5	65.4	63.9	0.04%
M & H Pine Straw Inc. and Harris L. Maloy	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/21/2023	288.8	251.6	235.9	0.14%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Truth Technologies Inc. dba Truth Technologies Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/21/2023	79.5	69.2	60.1	0.04%
J. Kinderman & Sons Inc., dba BriteStar Inc.	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	3/20/2023	181.3	157.8	156.0	0.09%
Stellar Environmental, LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/18/2023	56.3	49.0	46.7	0.03%
Sound Manufacturing, Inc. and Monster Power Equipment Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/15/2023	523.0	455.9	417.3	0.25%
N.S and Z, Inc. dba Panos Pastry and Bakery and Jovinar's Chocolates	Food Manufacturing	Term Loan	Prime plus 2.75%	3/15/2038	129.3	125.5	126.5	0.08%
Golden Gate Lodging, LLC (OC)	Accommodation	Term Loan	Prime plus 2.75%	3/12/2038	115.0	111.5	108.9	0.07%
Aldine Funeral Chapel, LLC dba Aldine Funeral Chapel	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/8/2038	73.8	35.5	35.8	0.02%
River Club Golf Course Inc. dba The River Club	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2038	475.2	459.9	445.9	0.27%
Bakhtar Group, LLC dba Malmaison	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2023	103.8	90.4	76.6	0.05%
Osceola River Mill, LLC(EPC) Ironman Machine, Inc.(OC)	Machinery Manufacturing	Term Loan	Prime plus 2.75%	2/20/2038	86.3	83.5	81.5	0.05%
Grand Manor Realty, Inc. & Kevin LaRoe	Real Estate	Term Loan	Prime plus 2.75%	2/20/2023	21.8	19.0	16.1	0.01%
Java Warung, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/19/2038	51.0	49.5	48.5	0.03%
Pacheco Investments, LLC (EPC) Pacheco Brothers Gardening Inc. (OC)	Administrative and Support Services	Term Loan	Prime plus 2.75%	2/15/2038	425.0	410.0	403.5	0.24%
Nancy & Karl Schmidt (EPC) Moments to Remember USA, LLC	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	2/15/2038	106.3	102.9	100.6	0.06%
Orient Express, Inc. dba Spracht, Celltek, ODI	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	2/12/2023	84.9	72.4	61.3	0.04%
Knits R Us, Inc. dba NYC Sports/Mingle	Textile Mills	Term Loan	Prime plus 2.75%	2/11/2038	125.0	121.0	122.0	0.07%
North Country Transport, LLC	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	2/6/2023	15.0	13.0	12.8	0.01%
MJD Investments, LLC dba The Community Day School	Social Assistance	Term Loan	Prime plus 2.75%	1/31/2038	258.3	249.6	239.6	0.14%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
EZ Towing, Inc.	Support Activities for Transportation	Term Loan	Prime plus 2.75%	1/31/2023	145.0	124.5	110.3	0.07%
Sherill Universal City dba Golden Corral	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/28/2038	440.5	427.4	411.7	0.25%
Macho LLC (EPC) Madelaine Chocolate Novelties Inc(OC) dba The Madelai	Food Manufacturing	Term Loan	Prime plus 2.75%	12/31/2037	500.0	484.6	488.3	0.29%
WI130, LLC (EPC) & Lakeland Group, Inc. (OC) dba Lakeland Electrical	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/31/2028	271.5	250.9	226.0	0.14%
Elegant Fireplace Mantels, Inc. dba Elegant Fireplace Mantels	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/31/2022	97.5	83.0	70.8	0.04%
John Duffy Fuel Co., Inc.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/28/2022	513.8	437.5	428.7	0.26%
Babie Bunnie Enterprises Inc. dba Triangle Mothercare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/28/2022	46.3	39.3	33.3	0.02%
Polpo Realty LLC (EPC) & Polpo Restaurant LLC (OC)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/27/2037	517.5	500.9	504.8	0.30%
Trailer One, Inc. and Trailer One Storage, Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/27/2022	166.8	142.0	140.3	0.08%
Martin L Hopp, MD PHD, A Medical Corp (OC)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2022	66.3	56.2	50.0	0.03%
Ezzo Properties, LLC and Great Lakes Cleaning, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/20/2027	389.6	357.0	317.0	0.19%
Pioneer Window Holdings, Inc. and Subsidiaries dba Pioneer Windows	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/20/2022	225.0	195.2	176.8	0.11%
The Amendments Group, LLC dba Brightstar	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/17/2022	22.5	19.1	18.9	0.01%
G.M. Pop's, Inc. & S.D. Food, Inc. dba Popeyes Louisiana Kitchen	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/11/2022	127.1	108.2	94.4	0.06%
Color By Number 123 Designs, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/11/2022	42.5	35.9	35.4	0.02%
Aegis Creative Communications, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/30/2022	387.5	302.5	256.0	0.15%
Cheryle A Baptiste and Cheryle Baptiste DDS PLLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/30/2037	286.5	277.1	272.1	0.16%
Summit Treatment Services, Inc. dba Summit Treatment Services	Social Assistance	Term Loan	Prime plus 2.75%	11/30/2037	136.5	131.9	118.7	0.07%
214 North Franklin, LLC and Winter Ventures, Inc.	Nonstore Retailers	Term Loan	Prime plus 2.75%	11/29/2037	153.9	148.2	140.7	0.08%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Daniel Gordon and Erin Gordon and Silver Lining Stables CT, LLC	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	11/28/2037	223.8	215.7	215.4	0.13%
Richmond Hill Mini Market, LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/27/2037	185.3	178.6	174.8	0.11%
D&L Rescources, Inc. dba The UPS Store	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	11/27/2022	9.8	8.2	7.0	—%
DRV Enterprise, Inc. dba Cici's Pizza # 339	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/26/2022	65.0	53.6	53.0	0.03%
Pioneer Windows Manufacturing Corp, Pioneer Windows	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	11/21/2022	275.0	236.7	214.2	0.13%
U & A Food and Fuel, Inc. dba Express Gas & Food Mart	Gasoline Stations	Term Loan	Prime plus 2.75%	11/21/2037	96.3	92.7	93.4	0.06%
Clean Brothers Company Inc. dba ServPro of North Washington County	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/21/2022	17.0	14.3	12.7	0.01%
R & J Petroleum, LLC (EPC) Manar USA, Inc. (OC)	Gasoline Stations	Term Loan	Prime plus 2.75%	11/20/2037	180.0	173.3	171.3	0.10%
PGH Groceries, LLC DBA The Great American Super	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/19/2037	68.8	66.3	64.9	0.04%
St Judes Physical Therapy P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/19/2022	21.0	17.7	17.5	0.01%
Hi-Def Imaging, Inc. dba SpeedPro Imaging	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/9/2022	22.2	18.7	16.5	0.01%
Reidville Hydraulics & Mfg Inc. dba Summit Farms, LLC	Machinery Manufacturing	Term Loan	Prime plus 2.75%	11/2/2037	265.9	256.2	237.4	0.14%
Big Apple Entertainment Partners, LLC d/b/a Ripley's Believe It or Not	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/26/2022	180.0	154.2	130.5	0.08%
Chickamauga Properties, Inc. and MSW Enterprises, LLP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/19/2022	59.8	50.0	49.4	0.03%
LA Diner Inc. dba Loukas L A Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/28/2037	677.5	652.1	657.0	0.39%
Spire Investment Partners, LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	9/28/2022	258.8	215.0	181.9	0.11%
ATC Fitness, LLC dba Around the Clock Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2022	180.0	154.0	143.8	0.09%
University Park Retreat, LLC dba Massage Heights	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/27/2022	76.0	63.0	62.3	0.04%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Europlast Ltd.	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/26/2022	743.9	680.4	655.1	0.39%
Forno Italiano Di Nonna Randazzo, LLC dba Nonna Randazzo's Bakery	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/26/2037	183.8	177.7	171.1	0.10%
LaSalle Market and Deli EOK Inc. and Rugen Realty, LLC dba LaSalle Mark	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/21/2037	252.3	242.1	232.1	0.14%
O'Rourkes Diner, LLC dba O'Rourke's Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/19/2037	65.5	62.9	59.7	0.04%
AdLarge Media, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/13/2022	250.0	207.7	175.7	0.11%
Vision Network Solutions, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/12/2022	19.5	16.2	13.7	0.01%
R2 Tape, Inc. dba Presto Tape	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/31/2037	367.5	352.1	354.7	0.21%
R2 Tape Inc. dba Presto Tape	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/31/2022	155.0	127.5	125.9	0.08%
AJK Enterprise, LLC dba AJK Enterprise, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	8/27/2022	16.5	13.6	13.1	0.01%
New Image Building Services, Inc. dba New Image Repair Services	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/23/2037	285.7	273.7	252.7	0.15%
Suncoast Aluminum Furniture, Inc.	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	8/17/2037	360.0	344.9	345.7	0.21%
Matchless Transportation, LLC dba First Class Limo	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	8/3/2022	185.0	153.1	139.8	0.08%
Hofgard & Co., Inc. dba HofgardBenefits	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/27/2022	107.3	87.4	81.8	0.05%
Georgia Safe Sidewalks, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/27/2022	15.0	12.1	11.1	0.01%
Scoville Plumbing & Heating Inc. and Thomas P. Scoville	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/25/2022	50.0	42.9	41.9	0.03%
Havana Central (NY) 5, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/29/2022	1,166.8	984.7	956.2	0.57%
Central Tire, Inc. dba Cooper Tire & Auto Services	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/29/2037	288.5	275.2	272.9	0.16%
WPI, LLC	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	6/29/2024	129.5	110.1	104.7	0.06%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Karykion, Corporation dba Karykion Corporation	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/28/2022	194.0	157.3	156.9	0.09%
Jenkins-Pavia Corporation dba Victory Lane Quick Oil Change	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/27/2037	69.8	66.5	66.9	0.04%
KIND-ER-ZZ Inc. dba Kidville	Educational Services	Term Loan	Prime plus 2.75%	6/15/2022	50.0	40.1	36.6	0.02%
Graphish Studio, Inc. and Scott Fishoff	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/14/2022	20.3	16.4	14.9	0.01%
TNDV: Television, LLC	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	6/13/2022	127.5	103.2	98.8	0.06%
Spectrumit, Inc, (OC) dba LANformation	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/31/2030	154.9	141.7	140.0	0.08%
5091, LLC and TR/AL, LLC d/b/a Cafe Africana	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/31/2037	121.3	115.8	116.4	0.07%
ALF, LLC (EPC) Mulit-Service Eagle Tires (OC)	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	5/31/2037	62.9	59.9	59.9	0.04%
Craig R Freehauf d/b/a Lincoln Theatre	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	5/31/2022	47.9	31.8	31.7	0.02%
Lefont Theaters, Inc.	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	5/30/2022	137.0	109.9	104.7	0.06%
Christou Real Estate Holdings, LLC dba Tops American Grill	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/17/2037	284.0	270.3	273.5	0.16%
Tracey Vita-Morris dba Tracey Vita's School of Dance	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	5/10/2022	22.5	18.1	16.5	0.01%
STK Ventures Inc. dba JP Dock Service & Supply	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/9/2037	131.8	126.1	125.3	0.08%
Bisson Transportation, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	5/7/2037	588.1	570.2	560.0	0.34%
Bisson Moving & Storage Company Bisson Transportation Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	5/7/2022	528.8	440.8	426.5	0.26%
Fair Deal Food Mart Inc. dba Neighbors Market	Gasoline Stations	Term Loan	Prime plus 2.75%	5/3/2037	381.3	363.0	370.4	0.22%
Custom Software, Inc. a Colorado Corporation dba M-33 Access	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	4/30/2022	125.0	103.1	101.7	0.06%
Tanner Optical, Inc. dba Murphy Eye Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/27/2022	8.3	6.6	6.4	—%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Gator Communications Group, LLC dba Harvard Printing Group	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	4/25/2022	228.8	187.7	176.1	0.11%
Zane Filippone Co Inc. dba Culligan Water Conditioning	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/12/2022	558.2	447.7	429.7	0.26%
Indoor Playgrounds Limited Liability Company dba Kidville	Educational Services	Term Loan	Prime plus 2.75%	4/5/2022	19.5	12.9	12.4	0.01%
Gator Communications Group, LLC dba Harvard Printing Group	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/30/2022	466.3	378.5	355.0	0.21%
Brandywine Picnic Park, Inc. and B.Ross Capps & Linda Capps	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/30/2031	231.5	212.5	215.1	0.13%
Access Staffing, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/30/2022	187.5	147.7	134.6	0.08%
Willow Springs Golf Course, Inc. & JC Lindsey Family Limited Partners	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/29/2037	755.4	721.9	736.3	0.44%
Manuel P. Barrera and Accura Electrical Contractor, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/23/2028	103.7	92.4	87.6	0.05%
Shweiki Media, Inc. dba Study Breaks Magazine	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/22/2027	1,178.8	1,036.8	997.5	0.60%
BCD Holdings, LLC and H-MA, LLC d/b/a/ Hawaii Mainland Administrators	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	3/2/2022	451.3	343.7	315.9	0.19%
ATC Fitness, LLC d/b/a Around the C	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2022	10.2	8.0	7.7	—%
ATI Jet, Inc.	Air Transportation	Term Loan	Prime plus 2.75%	12/28/2026	852.8	738.5	717.5	0.43%
J. Kinderman & Sons, Inc. dba Brite Star Manufacturing Company	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/22/2036	495.0	469.1	478.4	0.29%
K's Salon 1, LLC d/b/a K's Salon	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/20/2021	73.6	56.4	51.4	0.03%
15 Frederick Place, LLC & Pioneer Windows Holdings Inc. & Subs	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/16/2021	250.0	194.1	193.3	0.12%
GP Enterprises, LLC and Gibson Performance Corporation	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2036	727.5	686.5	700.0	0.42%
GP Enterprises, LLC and Gibson Performance Corporation	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2036	522.5	493.1	502.8	0.30%
M & H Pinestraw, Inc. and Harris L. Maloy	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/15/2021	238.3	183.0	172.7	0.10%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Maciver Corporation dba Indie Rentals & Division Camera	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/15/2021	130.8	99.9	97.5	0.06%
Taylor Transport, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	12/8/2021	515.5	387.6	375.2	0.23%
City Sign Service, Incorporated	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	11/30/2025	165.8	142.0	140.3	0.08%
Scent-Sation, Inc. d/b/a Scent-Sation, Inc.	Textile Product Mills	Term Loan	Prime plus 2.75%	11/21/2021	337.5	285.2	284.0	0.17%
Thomas P. Scoville dba Scoville Plumbing & Heating, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/16/2021	62.5	47.4	47.2	0.03%
MRM Supermarkets, Inc. dba Constantin's Breads	Food Manufacturing	Term Loan	Prime plus 2.75%	11/10/2021	137.5	104.4	96.1	0.06%
K9 Bytes, Inc & Epazz, Inc dba K9 Bytes, Inc.	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	10/26/2021	58.8	44.2	40.7	0.02%
Keans Korner, LLC d/b/a MobiMart	Gasoline Stations	Term Loan	Prime plus 2.75%	10/25/2036	938.3	881.9	888.7	0.53%
28 Cornelia Street Properties, LLC and Zouk, Ltd.dba Palma	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/25/2021	22.5	16.9	16.8	0.01%
C & G Engines Corp.	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	9/30/2021	1,041.5	773.8	726.5	0.44%
Robert E. Caves, Sr. and American Plank dba Caves Enterprises	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/30/2021	302.5	224.8	221.6	0.13%
PTK, Incorporated dba Night N Day 24 HR Convenience Store	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/30/2036	137.5	129.0	130.2	0.08%
39581 Garfield, LLC and Tri County Neurological Associates, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2036	83.3	78.1	79.5	0.05%
39581 Garfield, LLC and Tricounty Neurological Associates, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2036	28.5	26.6	27.1	0.02%
Big Apple Entertainment Partners, LLC dba Ripley's Believe it or Not	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2021	1,070.0	792.3	721.8	0.43%
Polymer Sciences, Inc. dba Polymer Sciences, Inc.	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/28/2036	422.6	396.8	403.0	0.24%
Equity National Capital LLC & Chadbourne Road Capital, LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	9/26/2021	62.5	46.5	43.4	0.03%
Bryan Bantry Inc.	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/8/2021	400.0	203.3	185.3	0.11%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBR Technologies d/b/a Color Graphics	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/31/2021	806.2	586.2	572.0	0.34%
Gator Communications Group, LLC dba Harvard Printing Group	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	8/31/2021	575.0	437.3	423.9	0.25%
Michael S. Decker & Janet Decker dba The Hen House Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/30/2036	16.4	15.4	15.4	0.01%
Qycell Corporation	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	8/19/2021	187.5	130.4	129.9	0.08%
Trademark Equipment Company Inc. and David A. Daniel	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	8/19/2036	133.6	125.1	125.1	0.08%
A & A Auto Care, LLC d/b/a A & A Auto Care, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/12/2036	101.0	94.8	96.2	0.06%
Valiev Ballet Academy, Inc.	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	8/12/2036	91.5	85.7	85.2	0.05%
LaHoBa, LLC d/b/a Papa John's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/3/2036	77.5	72.1	73.5	0.04%
Kelly Chon, LLC dba Shi-Golf	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	7/29/2021	17.5	9.4	9.4	0.01%
MTV Bowl, Inc. dba Legend Lanes	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/30/2036	248.5	232.3	234.7	0.14%
Lisle Lincoln II Limited Partnership dba Lisle Lanes LP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/29/2036	338.1	326.7	335.6	0.20%
Jenny's Wunderland, Inc.	Social Assistance	Term Loan	Prime plus 2.75%	6/29/2036	160.5	150.4	151.2	0.09%
Lavertue Properties, LLP dba Lavertue Properties	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/29/2036	44.8	42.0	43.1	0.03%
Spire Investment Partners, LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/22/2021	250.0	180.6	172.4	0.10%
Custom Software, Inc. a Colorado Corporation dba M-33 Access	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/17/2021	426.0	320.4	320.1	0.19%
Red Star Incorporated dba Pro Import Company	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/15/2036	184.8	172.8	175.9	0.11%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Pierce Developments, Inc. dba Southside Granite	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/13/2036	256.1	239.1	240.4	0.14%
Major Queens Body & Fender Corp.	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/10/2021	28.6	20.9	20.9	0.01%
J&K Fitness, LLC dba Physiques Womens Fitness Center	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/8/2036	449.3	421.0	428.6	0.26%
Peanut Butter & Co., Inc. d/b/a Peanut Butter & Co.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/3/2021	65.5	45.8	43.8	0.03%
Fleming Marketing, LLC dba Instant Imprints of Longmont	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/31/2021	7.5	5.4	5.3	—%
Demand Printing Solutions, Inc. and MLM Enterprises, LLC d/b/a Demand	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/27/2021	16.5	11.8	11.9	0.01%
Modern on the Mile, LLC dba Ligne Roset	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	5/25/2021	212.5	151.2	148.2	0.09%
MSM Healthcare Solutions, Inc. d/b/a BrightStar Care of Tinley Park	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/26/2021	46.0	32.5	31.0	0.02%
Music Mountain Water Company, LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	4/25/2036	138.1	128.2	131.7	0.08%
Profile Performance, Inc. and Eidak Real Estate, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/20/2036	127.5	118.6	121.8	0.07%
Northwind Outdoor Recreation, Inc. dba Red Rock Wilderness Store	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/18/2036	129.5	120.4	123.7	0.07%
3 A Realty, LLC dba Interior Climate Solutions, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/13/2036	170.0	157.6	158.6	0.10%
Maciver Corporation dba Indie Rentals	Rental and Leasing Services	Term Loan	Prime plus 2.75%	4/4/2021	625.0	440.3	437.5	0.26%
Danjam Enterprises, LLC dba Ariel Dental Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/30/2021	3.8	2.7	2.7	—%
Danjam Enterprises, LLC dba Ariel Dental Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/29/2023	93.0	71.0	70.6	0.04%
Michael S. Korfe dba North Valley Auto Repair	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/24/2036	15.5	14.4	14.8	0.01%
Actknowledge, Inc. dba Actknowledge	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/21/2021	57.3	40.1	38.2	0.02%
Stamford Car Wash d/b/a Stamford Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/11/2036	19.7	18.3	18.8	0.01%
Food & Beverage Associates Of N.J. Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/11/2021	10.0	6.8	6.8	—%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Key Products I&II, Inc. dba Dunkin' Donuts/Baskin-Robbins	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/10/2021	153.0	107.0	103.1	0.06%
Stephen Frank, Patricia Frank and Suds Express, LLC dba Frank Chiropra	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/25/2023	63.0	45.9	46.1	0.03%
SuzyQue’s, LLC dba Suzy Que’s	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/11/2036	61.0	56.7	58.0	0.03%
Little People’s Village, LLC dba Little People’s Village	Social Assistance	Term Loan	Prime plus 2.75%	1/31/2036	31.1	28.7	29.5	0.02%
Seagate Group Holdings, Inc. dba Seagate Logistics, Inc.	Support Activities for Transportation	Term Loan	Prime plus 2.75%	1/28/2036	113.4	104.7	107.5	0.06%
Joseph the Worker, Inc. d/b/a BrightStar of Plymouth County	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/28/2021	12.5	8.6	8.2	—%
Nicholas Dugger dba TNDV: Television LLC.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/24/2021	100.8	70.5	67.3	0.04%
Metro Used Cars Inc. dba Metro Auto Center	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	1/14/2027	117.6	98.5	98.6	0.06%
Patrageous Enterprises, LLC dba Incredibly Edible Delites of Laurel	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/29/2020	7.6	5.1	4.8	—%
Chickamauga Properties, Inc., MSW Enterprises, LLP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/22/2035	189.5	174.9	179.6	0.11%
Chickamauga Properties, Inc., MSW Enterprises, LLP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/22/2035	74.3	68.9	70.7	0.04%
Marine Container Services, Inc. & Management Consulting Brokerage, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	12/21/2020	50.3	33.8	33.8	0.02%
Shree OM Lodging, LLC dba Royal Inn	Accommodation	Term Loan	Prime plus 2.75%	12/17/2035	27.7	25.5	26.0	0.02%
Svetavots Corporation dba Brightstar Healthcare of Montgomery County	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/13/2020	20.5	13.8	13.1	0.01%
Lodin Medical Imaging, LLC dba Watson Imaging Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/1/2020	66.4	43.5	43.4	0.03%
Robert F. Schuler and Lori A. Schuler dba Bob’s Service Center	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/30/2035	34.0	31.3	32.1	0.02%
Justforfungames, Inc.	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	11/19/2035	50.0	45.3	46.4	0.03%
Any Garment Cleaner-East Brunswick, Inc. dba Any Garment Cleaner	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/18/2020	42.5	23.7	23.7	0.01%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Lebenthal Holdings, LLC and Lebenthal & Co., LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	11/16/2020	200.0	133.4	127.2	0.08%
West Cobb Enterprises, Inc. and Advanced Eye Associates, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/12/2035	148.7	136.9	138.2	0.08%
R2 Tape, Inc. dba Presto Tape	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	10/20/2020	224.4	148.2	147.4	0.09%
Lincoln Park Physical Therapy	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/20/2020	43.5	28.6	28.6	0.02%
Jade Automotive d/b/a Sears Hometown Store	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	10/6/2035	146.6	135.0	138.6	0.08%
Stamford Property Holdings, LLC & Stamford Car Wash, LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/4/2035	122.5	113.2	116.2	0.07%
Wise Forklift Inc.	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/1/2020	296.9	190.2	190.2	0.11%
Elan Realty, LLC and Albert Basse Asociates, Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	9/30/2035	228.2	209.1	214.5	0.13%
K9 Bytes, Inc. & Epazz, Inc. dba K9 Bytes, Inc.	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	9/30/2020	18.5	12.0	11.5	0.01%
Success Express, Inc. dba Success Express	Couriers and Messengers	Term Loan	Prime plus 2.75%	9/29/2020	91.8	59.6	56.8	0.03%
Adams & Hancock, LLC dba Brightstar Overland Park & Jordon & Pippen, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/27/2020	19.8	8.0	8.0	—%
Modern Manhattan, LLC	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	9/20/2020	204.0	133.1	127.6	0.08%
Dirk's Trucking, LLC dba Dirk's Trucking	Truck Transportation	Term Loan	Prime plus 2.75%	9/17/2020	17.7	11.4	11.1	0.01%
Newsome Trucking Inc. and Kevin Newsome	Truck Transportation	Term Loan	Prime plus 2.75%	9/2/2035	423.1	387.7	397.9	0.24%
California College of Communications, Inc.	Educational Services	Term Loan	Prime plus 2.75%	11/2/2020	172.5	113.9	108.6	0.07%
Rudy & Louise Chavez dba Clyde's Auto and Furniture Upholstery	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/2/2035	50.1	45.9	47.1	0.03%
DDLK Investments, LLC d/b/a Smoothie King	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/30/2020	7.5	4.5	4.5	—%
Kino Oil of Texas, LLC dba Kino Oil	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/27/2020	60.0	38.5	36.7	0.02%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Kino Oil of Texas, LLC dba Kino Company	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/27/2035	12.0	10.8	11.1	0.01%
Planet Verte, LLC d/b/a Audio Unlimited	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/20/2020	40.0	25.8	24.7	0.01%
Sunmar, Inc. dba Creative Cooking	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/19/2035	51.7	47.4	48.6	0.03%
Members Only Software	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/30/2020	40.3	25.7	25.1	0.02%
New Life Holdings, LLC and Certified Collision Services, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/29/2035	76.2	68.7	69.8	0.04%
Quest Logic Investments, LLC dba Dairy Queen	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2035	105.0	95.8	98.6	0.06%
ActKnowledge, Inc dba ActKnowledge	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/30/2020	50.0	31.4	31.5	0.02%
I-90 RV & Auto Supercenter	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/29/2035	74.9	68.2	70.3	0.04%
WeaverVentures, Inc. dba The UPS Store	Postal Service	Term Loan	Prime plus 2.75%	7/28/2020	23.8	15.1	14.7	0.01%
Zouk, Ltd. dba Palma	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/25/2020	27.5	17.7	17.7	0.01%
CJ Park Inc. dba Kidville Midtown West	Educational Services	Term Loan	Prime plus 2.75%	6/25/2020	26.4	13.3	12.9	0.01%
Emotion in Motion Dance Center Limited Liability Company	Personal and Laundry Services	Term Loan	Prime plus 2.75%	7/25/2020	5.4	2.7	2.7	—%
H.H. Leonards Trust and Potomac Fund, LLC	Accommodation	Term Loan	Prime plus 2.75%	7/23/2020	62.0	24.0	24.0	0.01%
B&B Fitness and Barbell, Inc. dba Elevations Health Club	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/22/2035	242.1	221.5	226.4	0.14%
Tanner Optical Inc. dba Murphy Eye Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/22/2035	94.6	86.6	88.0	0.05%
M & H Pine Straw, Inc. and Harris Maloy	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	7/10/2020	67.5	42.8	42.3	0.03%
Excel RP, Inc./Kevin and Joann Foley	Machinery Manufacturing	Term Loan	Prime plus 2.75%	7/8/2028	50.0	42.1	42.8	0.03%
ValleyStar, Inc. dba BrightStar Healthcare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2020	7.5	4.7	4.6	—%
ValleyStar, Inc. dba BrightStar HealthCare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2020	0.6	3.8	3.7	—%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Atlanta Vascular Research Organization, Inc. dba Atlanta Vascular Found	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/6/2020	24.3	15.6	15.6	0.01%
Diag, LLC dba Kidville	Educational Services	Term Loan	Prime plus 2.75%	6/21/2020	37.5	23.1	22.5	0.01%
Danjam Enterprises, LLC dba Ariel Dental Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/31/2035	204.0	185.2	188.7	0.11%
M & H Pine Straw, Inc. and Harris L. Maloy	Support Activities for Agriculture and Forestry	Term Loan	6%	4/30/2020	183.3	111.8	110.5	0.07%
Clearbay Enterprises, Inc. dba First Class Kennels	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/30/2034	60.0	53.9	55.4	0.03%
New Economic Methods, LLC dba Rita's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2020	24.8	1.1	1.1	—%
Cocoa Beach Parasail Corp. dba Cocoa Beach Parasail	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/26/2020	6.3	3.8	3.7	—%
Marine Container Services, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	4/25/2020	142.6	76.4	76.4	0.05%
JRJG, Inc. dba BrightStar HealthCare-Naperville/Oak Brook	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/23/2020	15.0	9.1	8.9	0.01%
Caring Hands Pediatrics, P.C. dba Caring Hands Pediatrics	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/9/2020	14.5	8.9	8.6	0.01%
Vortex Automotive, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/5/2035	76.6	69.4	71.0	0.04%
Adams and Hancock, LLC dba BrightStar Overland Park	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/31/2020	43.6	21.6	21.1	0.01%
ATC Fitness, LLC dba Around the Clock Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2019	15.0	8.0	8.0	—%
Lahoba, LLC dba Papa John's Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/30/2034	42.5	38.4	39.2	0.02%
Music Mountain Water Company, LLC dba Music Mountain Water Co.	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	12/29/2019	185.4	107.6	107.7	0.06%
Animal Intrusion Prevention Systems Holding Company, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/29/2024	126.5	94.9	94.4	0.06%
Bonet Kidz Inc. dba Kidville	Educational Services	Term Loan	Prime plus 2.75%	3/16/2020	15.5	6.4	6.3	—%
CMA Consulting dba Construction Management Associates	Construction of Buildings	Term Loan	Prime plus 2.75%	12/11/2019	58.5	32.9	32.0	0.02%
David A. Nusblatt, D.M.D, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/11/2019	9.0	5.2	5.2	—%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
KMC RE, LLC & B&B Kennels	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/19/2034	58.3	52.4	53.5	0.03%
Demand Printing Solutions, Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	12/12/2019	10.0	5.7	5.7	—%
Planet Verte, LLC dba Audio Unlimited of Oceanside	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/28/2019	57.0	32.2	31.4	0.02%
Demand Printing Solutions, Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	10/29/2034	147.5	132.4	136.1	0.08%
Lebenthal Holdings, LLC and Lebenthal & Co., LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/29/2019	500.0	53.0	52.5	0.03%
Supreme Screw Products, Inc. and Misha Migdal	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	4/17/2019	308.2	152.5	152.5	0.09%
Gray Tree Service, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/18/2018	50.0	23.7	23.7	0.01%
Healthcare Interventions, Inc. dba Brightstar HealthCare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/15/2016	8.3	1.4	1.4	—%
Envy Salon & Spa, LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/4/2018	20.3	9.4	9.3	0.01%
Gourmet to You, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2019	12.1	5.7	5.7	—%
Carnagron, LLC dba GearBling	Apparel Manufacturing	Term Loan	Prime plus 2.75%	11/1/2018	6.9	3.1	3.1	—%
Grapevine Professional Services, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/22/2019	8.2	3.8	3.7	—%
Inflate World Corporation	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/30/2018	7.5	2.6	2.6	—%
Cool Air Solutions, Inc. dba Graham Heating & Air Conditioning	Specialty Trade Contractors	Term Loan	Prime plus 2%	12/27/2018	411.5	190.3	187.0	0.11%
Peter Thomas Roth Labs, LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/26/2018	425.0	189.0	188.5	0.11%
Dream Envy, Ltd. d/b/a Massage Envy	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/9/2018	88.0	39.8	39.7	0.02%
K & D Family and Associates, Inc. dba Philly Pretzel Factory	Food and Beverage Stores	Term Loan	Prime plus 2.75%	8/5/2018	81.3	35.2	35.2	0.02%
Seven Stars Enterprises, Inc. dba Atlanta Bread Company	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2018	86.3	36.0	36.0	0.02%
CBA D&A Pope, LLC dba Christian Brothers Automotive	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/14/2018	144.9	61.5	61.3	0.04%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Gilbert Chiropractic Clinic, Inc.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/7/2018	22.5	9.1	9.1	0.01%
Beer Table, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/8/2018	10.5	3.7	3.7	—%
D & D's Divine Beauty School of Esther, LLC	Educational Services	Term Loan	6%	8/1/2031	57.7	53.9	55.4	0.03%
Daniel S. Fitzpatrick dba Danny's Mobile Appearance Reconditioning Service	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/29/2018	9.4	3.7	3.7	—%
Burks & Sons Development, LLC dba Tropical Smoothie Café	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/22/2018	49.8	19.6	19.7	0.01%
Shivsakti, LLC dba Knights Inn	Accommodation	Term Loan	Prime plus 2.75%	12/20/2032	92.5	78.9	81.2	0.05%
Bliss Coffee and Wine Bar, LLC	Food Services and Drinking Places	Term Loan	6%	3/19/2018	87.5	73.0	72.8	0.04%
Zog Inc.	Other Information Services	Term Loan	6%	3/17/2018	97.5	81.9	81.6	0.05%
Saan M.Saelee dba Saelee's Delivery Service	Truck Transportation	Term Loan	Prime plus 2.75%	3/12/2018	9.8	3.9	3.9	—%
A & A Acquisition, Inc. dba A & A International	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	2/15/2018	100.0	37.7	37.7	0.02%
Enewhere Custom Canvas, LLC	Textile Product Mills	Term Loan	Prime plus 2.75%	2/15/2018	12.0	4.7	4.7	—%
All American Printing	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	10/26/2032	69.8	40.1	41.3	0.02%
Seo's Paradise Cleaners, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/19/2018	9.8	3.2	3.2	—%
Signs of Fortune, LLC dba FastSigns	Miscellaneous Manufacturing	Term Loan	Prime plus 2.5%	4/3/2023	434.4	349.6	348.7	0.21%
Margab, Inc. dba Smoothie King	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/28/2017	44.0	16.2	16.1	0.01%
Ameritocracy, Inc dba Ben and Jerry's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/18/2017	168.8	59.7	59.7	0.04%
RCB Enterprises, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/18/2017	21.2	9.6	9.5	0.01%
Timothy S. Strange dba Strange's Mobile Apperance Reconditioning Service	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/17/2017	8.5	2.4	2.4	—%
Parties By Pat, Inc. and Jose M. Martinez Jr.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/11/2017	93.1	33.4	33.2	0.02%
Tammy's Bakery, Inc. dba Tammy's Bakery	Food Manufacturing	Term Loan	Prime plus 2.75%	12/10/2017	71.8	26.7	26.5	0.02%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Maria C. Sathre and David N. Sathre dba Black Forest Liquor Store	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/28/2017	18.6	6.6	6.6	—%
The Design Shop, LLC	Textile Mills	Term Loan	Prime plus 2.75%	11/27/2027	247.5	191.9	196.0	0.12%
MJ Mortgage & Tax Services, Inc.	Credit Intermediation and Related Activities	Term Loan	Prime plus 2.75%	11/14/2017	6.9	2.3	2.3	—%
Kings Laundry, LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/30/2017	64.5	23.0	23.0	0.01%
Quality Engraving Services Inc. and Ian M. Schnaitman	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	10/17/2017	15.0	5.3	5.3	—%
Flourishing Fruits, LLC dba Edible Arrangements	Food Manufacturing	Term Loan	Prime plus 2.75%	12/29/2017	21.1	5.6	5.6	—%
Louis B. Smith dba LAQ Funeral Coach	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/15/2017	12.6	4.3	4.3	—%
Flint Batteries, LLC dba Batteries Plus of Flint	General Merchandise Stores	Term Loan	Prime plus 2.75%	8/29/2017	9.0	2.6	2.6	—%
1911 East Main Street Holdings, Corp.	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2032	15.8	13.3	13.7	0.01%
Metano IBC Services, Inc. and Stone Brook Leasing, LLC	Rental and Leasing Services	Term Loan	Prime plus 2.75%	8/17/2017	315.0	87.2	87.3	0.05%
Mala Iyer, MD dba Child and Family Wellness Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/11/2017	50.0	16.8	16.8	0.01%
South Dade Restoration Corp. dba Servpro of Kendall/Pinecrest	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/10/2016	61.8	11.5	11.5	0.01%
Twietmeyer Dentistry PA	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/30/2017	148.9	47.1	47.1	0.03%
Lynden Evans Clarke, Jr.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/16/2017	10.0	2.9	2.9	—%
Water Works Laundromat, LLC	Personal and Laundry Services	Term Loan	Prime plus 2.25%	9/7/2027	267.3	204.5	203.0	0.12%
L.C.N. Investments, L.L.C. dba Max Muscle Sports Nutrition	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	5/27/2017	12.8	3.3	3.3	—%
Dave Kris, and MDK Ram Corp.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/5/2026	221.0	37.6	38.3	0.02%
Saul A. Ramirez and Norma L. Trujillo	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/31/2017	6.0	1.6	1.6	—%
Eric R. Wise, D.C. dba Jamacha-Chase Chiropractic	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/30/2017	15.6	1.2	1.2	—%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
No Thirst Software, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/26/2017	6.8	1.5	1.5	—%
Zeroln Media, LLC	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	4/25/2017	7.5	2.2	2.2	—%
CCIPTA, LLC	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	1/17/2017	47.0	3.0	3.0	—%
Gill Express Inc. dba American Eagle Truck Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	1/5/2027	286.9	213.1	217.6	0.13%
Kyoshi Enterprises, LLC	Educational Services	Term Loan	Prime plus 2.75%	12/29/2016	22.5	5.8	5.8	—%
Spain Street, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/29/2017	63.0	4.5	4.5	—%
Aillaud Enterprises, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/29/2017	13.8	0.9	0.9	—%
Nora A. Palma and Julio O Villcas	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/27/2017	56.3	3.1	3.1	—%
Jojan, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.25%	12/18/2031	204.8	41.0	40.7	0.02%
Misri Liquors, Inc.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/18/2016	67.5	16.7	16.7	0.01%
Contractors Pumping Service, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/3/2016	9.9	0.9	0.9	—%
Vincent Allen Fleece dba Living Well Accessories and Water Camel	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/1/2016	3.8	0.8	0.8	—%
Houk Enterprises, Inc. d/b/a Max Muscle	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	10/27/2019	46.3	8.1	8.2	—%
Smooth Grounds, Inc.	Food Services and Drinking Places	Term Loan	7.75%	10/11/2016	64.5	39.3	39.3	0.02%
Barr-None Coating Applicators, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/20/2016	113.8	5.3	5.3	—%
Nelson Financial Services, LLC	Scenic and Sightseeing Transportation	Term Loan	Prime plus 2.75%	9/2/2016	57.0	3.0	3.0	—%
A + Quality Home Health Care, Inc.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/1/2016	22.5	1.7	1.7	—%
Flint Batteries, LLC	General Merchandise Stores	Term Loan	Prime plus 2.75%	7/21/2016	46.9	7.9	7.9	—%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Tesserah Tile Design, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2016	7.1	1.1	1.1	—%
It's A Buffalo	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/26/2016	219.8	39.6	39.6	0.02%
Pro Levin Yoga, Incorporated d.b.a. Bikram's Yoga College	Educational Services	Term Loan	Prime plus 2.75%	5/12/2016	16.4	3.1	3.1	—%
Cocoa Beach Parasail Corp.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/5/2016	8.9	1.6	1.6	—%
Maynard Enterprises, Inc.	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	3/22/2016	22.5	1.4	1.4	—%
Fran-Car Corporation dba Horizon Landscape Management	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/3/2028	407.8	179.8	184.0	0.11%
Head To Toe Personalized Pampering, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/27/2031	52.0	9.8	10.0	0.01%
Olympia Fields Eyecare, Ltd.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/12/2016	15.0	1.9	1.9	—%
Spencer Fitness, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/11/2016	6.0	0.3	0.3	—%
Maxwell Place, LLC	Nursing and Residential Care Facilities	Term Loan	6%	12/1/2015	1,076.8	861.1	860.1	0.52%
Hillside Fence Company, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.25%	2/1/2020	206.5	61.5	61.2	0.04%
The K Dreyer Company	General Merchandise Stores	Term Loan	Prime plus 2.75%	12/20/2015	62.5	2.0	2.0	—%
Tuan D. Dang, OD, PA	Ambulatory Health Care Services	Term Loan	Prime plus 2.25%	12/7/2015	77.0	11.4	11.4	0.01%
Christopher F. Bohon & Pamela D. Bohon	Social Assistance	Term Loan	Prime plus 2.75%	10/28/2026	14.2	3.7	3.8	—%
Champion Pest Control Systems, Inc.	Administrative and Support Services	Term Loan	6%	10/20/2015	39.0	4.0	4.0	—%
JackRabbit Sports, Inc.	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	10/13/2015	125.0	14.1	14.0	0.01%
Polaris Press, LLC	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	9/29/2015	21.5	0.7	0.7	—%
Shree Om Lodging, LLC dba Royal Inn	Accommodation	Term Loan	Prime plus 2.75%	5/2/2030	333.3	67.1	68.9	0.04%
Jenchad, Inc and Chadjen, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.125%	4/7/2025	462.5	55.9	55.2	0.03%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Pedzik's Pets, LLC	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	3/31/2030	53.5	9.9	10.1	0.01%
Nancy Carapelluci & A & M Seasonal Corner Inc.	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/1/2025	106.9	17.1	17.4	0.01%
Saralar Corporated dba The UPS Store #5232	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	1/21/2015	40.3	0.1	0.1	—%
Major Queens Body & Fender Corp.	Repair and Maintenance	Term Loan	Prime plus 3.75%	12/17/2014	71.1	0.1	—	—%
Moonlight Multi Media Production, Inc.	Other Information Services	Term Loan	5.3%	2/1/2025	19.7	4.5	4.6	—%
McCallister Venture Group, LLC and Maw's Vittles, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/30/2029	75.0	12.8	13.1	0.01%
Computer Renaissance dba Dante IT Services, Inc.	Electronics and Appliance Stores	Term Loan	Prime plus 3.75%	3/1/2018	100.0	3.8	3.9	—%
Prince Co., Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 1.5%	3/18/2029	187.5	31.7	30.0	0.02%
Chong Hun Im dba Kim's Market	Food and Beverage Stores	Term Loan	Prime plus 2.5%	2/27/2024	80.0	11.4	11.5	0.01%
H & G Investments, L.C. dba Kwick Kar Josey Lane	Repair and Maintenance	Term Loan	5%	12/22/2028	317.5	92.1	88.7	0.05%
John B. Houston Funeral Home, Inc. dba George E. Cushnie Funeral Home	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/19/2028	78.8	13.7	14.0	0.01%
Center-Mark Car Wash, Ltd	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/18/2024	221.3	33.5	34.0	0.02%
Shuttle Car Wash, Inc. dba Shuttle Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.25%	11/10/2028	109.8	19.1	19.0	0.01%
Akshar Group, LLC	Accommodation	Term Loan	6%	11/5/2028	321.3	54.2	55.6	0.03%
Min Hui Lin	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/30/2028	134.3	19.5	20.0	0.01%
Delta Partners, LLC dba Delta Carwash	Repair and Maintenance	Term Loan	Prime plus 2.5%	4/5/2029	280.9	47.1	47.5	0.03%
Oz B. Zamir dba Zamir Marble & Granite	Specialty Trade Contractors	Term Loan	Prime plus 2.5%	8/6/2028	54.0	9.2	9.3	0.01%
D & M Seafood, LLC d/b/a Rick's Seafood	Food Manufacturing	Term Loan	Prime plus 2.75%	10/10/2015	400.0	1.5	1.5	—%
Rama, Inc. dba Staybridge Suites	Accommodation	Term Loan	Prime plus 2%	4/18/2026	750.0	445.9	437.4	0.26%
B & J Manufacturing Corporation and Benson Realty Trust	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2%	3/30/2021	250.0	26.2	25.9	0.02%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
RAB Services, Inc. & Professional Floor Installations	Specialty Trade Contractors	Term Loan	Prime plus 2.5%	1/31/2023	62.5	8.8	8.9	0.01%
Taste of Inverness, Inc. dba China Garden	Food Services and Drinking Places	Term Loan	Prime plus 2%	6/29/2025	73.8	10.4	10.2	0.01%
Ralph Werner dba Werner Transmissions	Gasoline Stations	Term Loan	Prime plus 2.75%	12/29/2021	26.6	3.1	3.1	—%
M. Krishna, Inc. dba Super 8 Motel	Accommodation	Term Loan	Prime plus 2%	3/20/2025	250.0	11.1	11.0	0.01%
OrthoQuest, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2%	3/12/2022	56.8	6.0	5.9	—%
CPN Motel, LLC dba American Motor Lodge	Accommodation	Term Loan	Prime plus 2.25%	4/30/2024	379.0	37.1	36.9	0.02%
Track Side Collision & Tire, Inc.	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/16/2025	44.8	5.7	5.8	—%
Duttakrupa, LLC dba Birmingham Motor Court	Accommodation	Term Loan	Prime plus 2.25%	9/8/2023	98.8	14.4	14.3	0.01%
Deesha Corporation, Inc. dba Best Inn & Suites	Accommodation	Term Loan	Prime plus 2.25%	2/14/2025	250.0	32.5	32.3	0.02%
Maruti, Inc.	Accommodation	Term Loan	Prime plus 2.25%	11/25/2024	220.0	30.3	30.1	0.02%
Willington Hills Equestrian Center, LLC	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	10/19/2022	85.0	13.7	13.8	0.01%
LABH, Inc. t/a Ramada Ltd.	Accommodation	Term Loan	Prime plus 2.25%	9/27/2024	555.0	48.8	48.5	0.03%
Randall D. & Patricia D. Casaburi dba Pat's Pizzazz	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	3/13/2023	68.8	8.7	8.9	0.01%
Gain Laxmi, Inc. dba Super 8 Motel	Accommodation	Term Loan	Prime plus 2.25%	5/31/2023	202.5	24.9	24.8	0.01%
Naseeb Corporation	Accommodation	Term Loan	Prime plus 2.25%	3/31/2024	402.5	36.2	36.0	0.02%
La Granja Live Poultry Corp.	Food Manufacturing	Term Loan	Prime plus 2.75%	8/26/2018	54.0	3.8	3.8	—%
Stillwell Ave Prep School	Social Assistance	Term Loan	Prime plus 2.75%	1/14/2023	72.0	8.0	8.1	—%
Karis, Inc.	Accommodation	Term Loan	Prime plus 2%	12/22/2023	148.8	16.6	16.3	0.01%
Five Corners, Ltd.	Gasoline Stations	Term Loan	Prime plus 2.75%	12/11/2019	85.0	7.4	7.5	—%
Mimoza LLC, dba Tally Ho Inn	Food Services and Drinking Places	Term Loan	Prime plus 2.25%	10/7/2023	105.0	13.4	13.3	0.01%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Alyssa Corp dba Knights Inn	Accommodation	Term Loan	Prime plus 2.25%	9/30/2023	350.0	46.1	45.8	0.03%
Bhailal Patel dba New Falls Motel	Accommodation	Term Loan	Prime plus 2.75%	3/27/2023	100.0	5.4	5.4	—%
Pegasus Automotive, Inc.	Gasoline Stations	Term Loan	Prime plus 2.75%	12/23/2022	112.5	13.8	14.0	0.01%
Delyannis Iron Works	Fabricated Metal Product Manufacturing	Term Loan	6%	12/8/2022	16.0	1.8	1.8	—%
P. Agrino, Inc. dba Andover Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/18/2021	150.0	14.6	14.8	0.01%
Golden Elevator Co., Inc.	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	1/31/2022	50.0	2.6	2.7	—%
Mohamed Live Poultry Inc.	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	12/6/2021	36.8	4.0	4.0	—%
RJS Service Corporation	Gasoline Stations	Term Loan	Prime plus 2.75%	8/20/2021	79.0	8.4	8.5	0.01%
Chez RuRene Bakery	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/20/2017	150.0	49.4	51.0	0.03%
Total SBA Unguaranteed Performing Investments					$144,082.5	$121,505.9	$115,175.0	69.21%

SBA Unguaranteed Non-Performing Investments (3)
United Woodworking, Inc.	Wood Product Manufacturing	Term Loan	6%	12/20/2022	17.3	13.6	13.2	0.01%
Top Class, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/29/2020	4.7	3.3	—	—%
Top Class, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/28/2016	5.0	1.3	0.4	—%
Tequila Beaches, LLC dba Fresco Restaurant	Food Services and Drinking Places	Term Loan	6%	9/16/2021	21.0	15.8	11.8	0.01%
* Stormwise South Florida dba Stormwise Shutters	Specialty Trade Contractors	Term Loan	6%	11/7/2036	427.5	412.0	347.8	0.21%
* Stormwise South Florida dba Stormwise Shutters	Specialty Trade Contractors	Term Loan	6%	11/7/2036	204.0	201.6	172.2	0.10%
Sheikh M Tariq dba Selbyville Foodrite	Gasoline Stations	Term Loan	Prime plus 2.75%	3/13/2023	63.1	48.4	36.3	0.02%
Shamrock Jewelers, Inc.	Clothing and Clothing Accessories Stores	Term Loan	6%	12/14/2016	90.5	23.6	22.8	0.01%
Pyramid Real Estate Holdings, LLC dba Hoteps	Food Services and Drinking Places	Term Loan	6%	10/7/2022	12.7	8.9	8.8	0.01%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Pure Water Innovations, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/6/2016	3.4	1.0	1.0	—%
Professional Systems, LLC and Professional Cleaning	Administrative and Support Services	Term Loan	6%	7/30/2020	159.4	132.1	58.4	0.04%
Parth Dev, Ltd dba Amerihost Inn Hotel-Kenton	Accommodation	Term Loan	5.25%	10/3/2028	54.9	38.3	18.7	0.01%
Our Two Daughters LLC dba Washington's Restaurant	Food Services and Drinking Places	Term Loan	6%	6/18/2026	225.0	170.3	13.8	0.01%
Morris Glass and Construction	Specialty Trade Contractors	Term Loan	6%	3/7/2021	49.8	44.8	0.8	—%
Momentum Medical Group, Inc.	Ambulatory Health Care Services	Term Loan	7.75%	9/30/2015	244.2	159.7	5.0	—%
Midway Plaza 6, LLC & Adventure World Family Fun Center, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	6%	12/19/2029	200.0	167.6	134.0	0.08%
Lucil Chhor dba Baja Fresh #159	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/28/2022	49.1	30.0	15.4	0.01%
Las Torres Development, LLC dba Houston Event Centers	Real Estate	Term Loan	Prime plus 2.75%	8/27/2028	405.8	391.6	378.2	0.23%
Lamson and Goodnow Manufacturing Co. and Lamson and Goodnow, LLC	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/28/2037	197.1	187.0	116.1	0.07%
Krishna of Orangeburg, Inc.	Accommodation	Term Loan	6%	2/20/2032	41.8	10.3	10.0	0.01%
J Olson Enterprises LLC and Olson Trucking Direct, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	6/28/2025	737.6	704.5	692.4	0.42%
Hot Buckles, Inc.	Apparel Manufacturing	Term Loan	Prime plus 2.75%	6/27/2018	57.6	26.9	25.9	0.02%
Harrelson Materials Management, Inc.	Waste Management and Remediation Services	Term Loan	6%	6/24/2021	537.5	470.0	108.1	0.06%
Hampton's Restaurant Holding Company, LLC/Hampton's Restaurant #1, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2023	398.0	255.7	20.4	0.01%
Goetzke Chiropractic, Inc.	Ambulatory Health Care Services	Term Loan	6%	10/25/2017	7.3	3.1	0.6	—%
Franvest, Inc. dba Texas Hydro-Equipment Co.	Chemical Manufacturing	Term Loan	6%	8/23/2018	125.0	119.3	99.5	0.06%
Feinman Mechanical, LLC	Specialty Trade Contractors	Term Loan	6%	9/28/2028	323.0	305.2	70.6	0.04%
E & I Holdings, LP & PA Farm Products, LLC	Food Manufacturing	Term Loan	6%	4/30/2030	1,248.8	1,238.0	481.4	0.29%
Dixie Transport, Inc. & Johnny D. Brown & Jimmy Brown & Maudain Brown	Support Activities for Transportation	Term Loan	5.25%	12/28/2035	145.9	144.6	53.1	0.03%
Dill Street Bar and Grill, Inc. and WO Entertainment, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/27/2027	122.9	112.3	41.7	0.03%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Design Video Communciations, Inc.	Professional, Scientific, and Technical Services	Term Loan	6%	2/18/2036	92.4	19.0	6.8	—%
D'Elia Auto Repair Inc. dba D'Elia Auto Body	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/26/2023	15.0	13.9	2.2	—%
DC Realty, LLC dba FOGO Data Centers	Professional, Scientific, and Technical Services	Term Loan	6%	3/23/2037	778.0	757.0	718.6	0.43%
DC Realty, LLC dba FOGO Data Centers	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/23/2022	376.0	258.5	245.4	0.15%
Crystal K. Bruens dba Howards Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/20/2020	6.2	2.8	2.8	—%
Bamboo Palace, Inc.	Food Services and Drinking Places	Term Loan	6%	11/20/2022	56.7	40.2	38.9	0.02%
Baker Sales, Inc. d/b/a Baker Sales, Inc.	Nonstore Retailers	Term Loan	6%	3/29/2036	490.0	467.0	406.5	0.24%
AWA Fabrication & Construction, LLC	Fabricated Metal Product Manufacturing	Term Loan	6%	4/30/2025	152.2	34.8	7.2	—%
AUM Estates, LLC and Sculpted Figures Plastic Surgery, Inc.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/12/2023	87.5	83.7	—	—%
AUM Estates, LLC and Sculpted Figures Plastic Surgery Inc.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/14/2038	618.7	603.9	355.2	0.21%
Dr. Francis E. Anders, DVM	Professional, Scientific, and Technical Services	Term Loan	6%	8/9/2015	4.6	1.6	1.6	—%
Elite Treats Enterprises, Inc. dba Rochelle Dairy Queen	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/24/2032	141.3	131.5	122.7	0.07%
LRCSL, LLC dba Daybreak Fruit and Vegetable Company	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/28/2021	75.1	53.0	32.6	0.02%
Harry B Gould dba Lake Athens Marina and Bait Shop	Accommodation	Term Loan	Prime plus 2.75%	12/28/2025	132.9	116.2	112.3	0.07%
* The Alba Financial Group, Inc.	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	11/13/2015	16.2	8.0	7.7	—%
* Milliken and Milliken, Inc. dba Milliken Wholesale Distribution	Merchant Wholesalers, Durable Goods	Term Loan	6%	6/10/2036	191.0	157.1	135.3	0.08%
* Almeria Marketing 1, Inc.	Personal and Laundry Services	Term Loan	7.75%	10/15/2015	10.2	5.0	4.8	—%
* Whirlwind Car Wash, Inc.	Repair and Maintenance	Term Loan	Prime plus 2%	4/9/2029	31.5	24.0	20.0	0.01%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
* West Experience, Inc., West Mountain Equipment Rental, Inc., Ski West Lodge	Amusement, Gambling, and Recreation Industries	Term Loan	6%	6/5/2026	68.9	50.2	43.8	0.03%
* The Lucky Coyote, LLC	Miscellaneous Manufacturing	Term Loan	6%	5/8/2017	44.9	14.4	11.8	0.01%
* TechPlayZone, Inc.	Social Assistance	Term Loan	Prime plus 2.75%	1/27/2016	7.6	1.0	0.9	—%
* Stokes Floor Covering Company Inc. and Robert E. Rainey, Jr.	Furniture and Home Furnishings Stores	Term Loan	6%	12/29/2035	122.0	110.4	94.1	0.06%
* Robin C. & Charles E. Taylor & Brigantine Aquatic Center, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	6%	9/14/2023	33.1	22.8	20.1	0.01%
* LJ Parker, LLC dba Kwik Kopy Business Center 120	Administrative and Support Services	Term Loan	7%	9/8/2014	61.8	33.2	26.6	0.02%
* Integrity Sports Group, LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	6%	3/6/2018	62.1	17.3	13.4	0.01%
* Guzman Group, LLC	Rental and Leasing Services	Term Loan	6%	1/30/2016	251.7	211.7	195.1	0.12%
* Groundworks Unlimited, LLC	Specialty Trade Contractors	Term Loan	6%	12/17/2023	116.1	97.1	85.0	0.05%
* Gotta Dance Studio, Inc. dba Gotta Dance Studio Academy of Performing	Educational Services	Term Loan	Prime plus 2.75%	11/16/2016	10.3	4.0	3.5	—%
* Furniture Company, LLC	Furniture and Home Furnishings Stores	Term Loan	7%	10/30/2015	6.4	1.4	1.3	—%
* Event Mecca, LLC	Other Information Services	Term Loan	6%	4/10/2023	14.3	13.3	8.9	0.01%
* E.W. Ventures, Inc. dba Swift Cleaners & Laundry	Personal and Laundry Services	Term Loan	—%	4/18/2017	209.1	92.7	76.0	0.05%
* DUCO Energy Services, a Limited Liability Company	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/20/2023	11.8	10.8	7.3	—%
* David M. Goens dba Superior Auto Paint & Body, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/26/2024	11.5	6.6	6.0	—%
* CCS, Services, Inc.	Administrative and Support Services	Term Loan	6%	2/28/2015	2.3	0.1	0.1	—%
* Camilles of Washington Inc.	Food Services and Drinking Places	Term Loan	6%	10/28/2015	16.4	1.5	1.5	—%
* Bwms Management, LLC	Food Services and Drinking Places	Term Loan	6%	7/7/2027	109.1	82.5	66.4	0.04%
* BCD Enterprises, LLC dba Progressive Tool and Nutmeg Tool	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/22/2026	506.9	418.3	333.1	0.20%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
* Barnum Printing & Publishing, Co.	Printing and Related Support Activities	Term Loan	6%	7/29/2015	44.7	11.9	11.7	0.01%
* Auto Sales, Inc.	Motor Vehicle and Parts Dealers	Term Loan	6%	8/17/2023	13.9	6.7	6.2	—%
* Anmor Machining Company, LLC dba Anmor Machining Company	Fabricated Metal Product Manufacturing	Term Loan	6%	11/18/2026	192.5	146.5	110.5	0.07%
KroBro Inc. d/b/a Village Coffee	Food Services and Drinking Places	Term Loan	6%	3/12/2020	200.0	10.0	—	—%
Konversashens Coffee LLC	Food Services and Drinking Places	Term Loan	6%	6/28/2016	64.4	4.9	—	—%
Total SBA Unguaranteed Non-Performing Investments					$11,637.2	$9,587.3	$6,302.3	3.79%

Total SBA Unguaranteed Investments					$155,719.7	$131,093.2	$121,477.3	73.00%

SBA Guaranteed Performing Investments (4)
BS Ventures, LLC dba Dink's Market	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/19/2039	161.3	161.3	182.9	0.11%
M & MM Management	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/19/2025	138.8	138.8	155.0	0.09%
The Jeweler's Inc.	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	12/19/2024	3,750.0	3,750.0	4,157.8	2.50%
Will Zak Management, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/19/2024	146.3	146.3	163.3	0.10%
Winter Ventures, Inc.	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/23/2024	1,404.9	1,404.9	1,564.7	0.94%
Atlantis of Daytona, LLC	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	12/23/2039	720.0	720.0	816.3	0.49%
Thermoplastic Services, Inc.	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	12/23/2039	4,500.0	4,500.0	5,060.5	3.04%
The Lodin Group, LLC and Lodin Health	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/23/2039	1,590.8	1,590.8	1,797.6	1.08%
Bowlerama Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/24/2039	3,607.5	3,607.5	4,058.4	2.44%
Beale Street Blues Company	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/22/2024	562.5	562.5	628.2	0.38%
Bear Creek Entertainment, LLC dba The Woods at Bear Creek	Accommodation	Term Loan	Prime plus 2.75%	12/30/2024	318.8	318.8	361.6	0.22%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Evans & Paul, LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/30/2024	671.3	671.3	749.6	0.45%
B & W Towing, LLC & Boychuck's Fuel, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/17/2039	493.5	493.5	559.9	0.34%
Grand Blanc Lanes, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/31/2039	399.0	399.0	452.7	0.27%
Homegrown for Good, LLC	Apparel Manufacturing	Term Loan	Prime plus 2.75%	11/26/2024	2,070.0	2,070.0	2,297.1	1.38%
Lake Area Autosound, LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	7/28/2039	375.0	375.0	425.4	0.26%
FHJE Ventures, LLC and Eisenreich II, Inc. dba Breakneck Tavern	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/27/2039	962.3	965.3	1,084.6	0.65%
Meridian Hotels, LLC	Accommodation	Term Loan	Prime plus 2.75%	11/25/2039	684.0	684.0	776.0	0.47%
Carolina Flicks dba The Howell Theatre	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	12/23/2032	489.8	489.8	538.7	0.32%
Kiddie Steps for You, Inc.	Social Assistance	Term Loan	Prime plus 2.75%	9/25/2038	267.8	254.8	286.7	0.17%
401 JJS Corp. and G Randazzo Trattoria Corp.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/23/2039	1,136.3	1,136.3	1,285.4	0.77%
FHJE Ventures, LLC and Eisenreich II, Inc. dba Breakneck Tavern	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/31/2039	736.5	484.8	545.7	0.33%
Miss Cranston Diner II, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/17/2039	273.8	273.8	308.8	0.19%
Wildwood Tavern dba Tavern Properties	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/15/2039	1,275.0	936.0	1,058.9	0.64%
iFood, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2024	1,137.3	871.6	973.4	0.58%
Alpha Prepatory Academy, LLC	Social Assistance	Term Loan	Prime plus 2.75%	8/15/2039	435.7	327.7	371.8	0.22%
GPG Real Estate Holdings, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/3/2024	487.5	121.6	137.9	0.08%
First Prevention & Dialysis Center, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/30/2024	714.8	234.2	261.5	0.16%
The Red Pill Management, Inc.	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	11/26/2024	162.8	86.1	96.2	0.06%
DC Real, LLC and DC Enterprises LTD	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/20/2039	358.1	281.7	329.5	0.20%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Total SBA Guaranteed Performing Investments					$30,031.4	$28,057.4	$31,486.1	18.92%

Total SBA Unguaranteed and Guaranteed Investments					$185,751.1	$159,150.6	$152,963.4	91.92%

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Controlled Investments (5)
Advanced Cyber Security Systems, LLC (6) (13)	Data processing, hosting and related services.	50% Membership Interest	—%	—	—	—	—	—%
		Term Loan	3%	December 2014	1,120	381	—	—%
* Automated Merchant Services, Inc. (7) (13)	Data processing, hosting and related services.	100% Common Stock	—%	—	—	—	—	—%
* Business Connect, LLC (8) (13)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	—	—	—%
* CCC Real Estate Holdings Co., LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	—	—	—%
CDS Business Services, Inc. (9) (13)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Common Stock	—%	—	—	—	496	0.30%
		Term Loan	1%	Various maturities through August 2016	4,228	4,228	1,483	0.89%
CrystalTech Web Hosting, Inc.	Data processing, hosting and related services.	100% Common Stock	—%	—	—	9,256.0	21,500.0	12.92%
* OnLAN, LLC (15) (17)	Professional, Scientific, and Technical Services	49% Membership Interests	—%	—	—	800.0	—	—%
* Exponential Business Development Co. Inc. (13)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Common Stock	—%	—	—	—	—	—%
* Bankcard Alliance of Alabama, LLC (10) (13)	Data processing, hosting and related services.	95% Membership Interests	—%	—	—	—	—	—%
* Fortress Data Management, LLC (13)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	—	—	—%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Newtek Insurance Agency, LLC (13)	Insurance Carriers and Related Activities	100% Membership Interests	—%	—	—	—	2,300.0	1.38%
PMTWorks Payroll, LLC (11) (13)	Data processing, hosting and related services.	80% Membership Interests	—%	—	—	—	920.0	0.55%
		Term Loan	12%	August 2015	935	935	—	—%
Secure CyberGateway Services, LLC (12) (13)	Data processing, hosting and related services.	66.7% Membership Interests	—%	—	—	—	—	—%
		Term Loan	7%	December 2016	2,400.0	2,400.0	2,400.0	1.44%
Small Business Lending, Inc. (13)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Common Stock	—%	—	—	—	2,900.0	1.74%
* Summit Systems and Designs, LLC (8) (13)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	—	—	—%
* Texas Whitestone Group, LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	65.0	—	—%
Universal Processing Services of Wisconsin, LLC (13)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	—	45,500.0	27.34%
* Where Eagles Fly, LLC (13) (14)	Theatrical productions	95% Membership Interest	—%	—	—	—	—	—%
Total Controlled Investments					$8,683	$18,065	$77,499	46.57%

Investment in Money Market Funds					$—	$3,000	$3,000	1.80%

Total Investments					$194,434.1	$180,215.6	$233,462.4	140.29%

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

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION:

On November 12, 2014, Newtek Business Services, Inc. merged with and into Newtek Business Services Corp. (“NBS”), a newly-formed Maryland corporation, for the purpose of reincorporating in Maryland (the “Merger”), and thereafter filed an election to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”). This transaction is referred to as the “Conversion” or “BDC Conversion”. All subsidiaries and controlled portfolio companies became the property of Newtek Business Services Corp. as part of the Merger. Except as otherwise noted, the terms “we,” “us,” “our,” “Company” and “Newtek” refer to Newtek Business Services, Inc. prior to the Conversion and its successor, Newtek Business Services Corp. following the Conversion.
Description of Business and Basis of Presentation for the Nine Months Ended September 30, 2014 (Prior to BDC Conversion)
Prior to the Conversion, Newtek Business Services, Inc. was a holding company for several wholly and majority-owned subsidiaries, including twelve certified capital companies which are referred to as Capcos, and several portfolio companies in which the Capcos own non-controlling or minority interests. The Company provides a “one-stop-shop” for business services to the small and medium-sized business market and uses state of the art web-based proprietary technology to be a low cost acquirer and provider of products and services. The Company partners with companies, credit unions, and associations to offer its services.
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
The condensed consolidated financial statements of Newtek Business Services Corp., its subsidiaries and consolidated entities have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include all wholly and majority-owned subsidiaries and several portfolio companies in which the Capcos own non-controlling interest, or those variable interest entities of which Newtek is considered to be the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation. Non-controlling interests are reported below net income (loss) under the heading “Net loss attributable to non-controlling interests” in the unaudited condensed consolidated statements of income prior to the BDC Conversion.

Description of Business and Basis of Presentation for the Nine Months Ended September 30, 2015 (Post BDC Conversion)
Newtek Business Services Corp. is a Maryland corporation which was formed in August 2013 and is an internally managed, closed-end investment company. The Company's investment strategy is to maximize the investment portfolio's return by generating current income from the debt investments the Company makes and generate dividend income from equity investments in controlled portfolio companies.
The following wholly-owned subsidiaries are consolidated in the financial statements of the Company:

•	Newtek Small Business Finance, LLC

•	The Whitestone Group, LLC

•	Wilshire Alabama Partners, LLC

•	Wilshire Colorado Partners, LLC

•	Wilshire DC Partners, LLC

•	Wilshire Holdings I, Inc.

•	Wilshire Holdings II, Inc.

•	Wilshire Louisiana Bidco, LLC

•	Wilshire Louisiana Partners II, LLC

•	Wilshire Louisiana Partners III, LLC

•	Wilshire Louisiana Partners IV, LLC

•	Wilshire New York Advisers II, LLC

•	Wilshire New York Partners III, LLC

•	Wilshire New York Partners IV, LLC

•	Wilshire New York Partners V, LLC

•	Wilshire Partners, LLC

•	Wilshire Texas Partners I, LLC

•	CCC Real Estate Holdings Co., LLC

•	The Texas Whitestone Group, LLC

•	Newtek Business Services Holdco 1, Inc.
In addition to the wholly owned entities consolidated above, Exponential of New York, LLC is consolidated as the Company is determined to be the primary beneficiary.

The accompanying notes to the unaudited condensed consolidated financial statements should be read in conjunction with Newtek’s Annual Report for the year ended December 31, 2014 on Form 10-K. The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with U.S. GAAP. In the opinion of management, the condensed consolidated financial statements reflect all adjustments and reclassifications that are necessary for the fair presentation of financial results as of and for the periods presented. The results of operations for an interim period may not give a true indication of the results for the entire year. The December 31, 2014 consolidated balance sheet has been derived from the audited financial statements as of that date. All intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation.
All financial information included in the tables in the following footnotes is stated in thousands, except per share data.
NOTE 2—SIGNIFICANT ACCOUNTING POLICIES:

Distributions

The Company currently intends to distribute net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually out of the assets legally available for such distributions. However, the Company may decide in the future to retain such capital gains for investment and elect to treat such gains as deemed distributions to stockholders. If this happens, stockholders will be treated for U.S. federal income tax purposes as if they had received an actual distribution of the capital gains that the Company retained and reinvested the net after tax proceeds in the Company. In this situation, stockholders would be eligible to claim a tax credit (or in certain circumstances a tax refund) equal to their allocable share of the tax the Company paid on the capital gains deemed distributed to them. The Company cannot assure stockholders that it will achieve results that will permit it to pay any cash distributions, and if it issues senior securities, it may be prohibited from making distributions if doing so would cause it to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if such distributions are limited by the terms of any of its borrowings.

Unless stockholders elect to receive distributions in cash, the Company intends to make such distributions in additional shares of its common stock under its dividend reinvestment plan. Although distributions paid in the form of additional shares of its common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, investors participating in the dividend reinvestment plan will not receive any corresponding cash distributions with which to pay any such applicable taxes.

Dividends and distributions to the Company's common stockholders are recorded on the declaration date. The timing and amount to be paid out as a dividend or distribution is determined by the Board each quarter and is generally based upon the earnings estimated by management.
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

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Invested cash is held almost exclusively at financial institutions of high credit quality. The Company invests cash not held in interest free checking accounts or bank money market accounts mainly in U.S. Treasury only money market instruments or funds and other investment-grade securities. As of September 30, 2015, cash deposits in excess of FDIC deposit insurance and Securities Investor Protection Corporation (“SIPC”) insurance totaled approximately $22,165,000.
Restricted Cash
Restricted cash includes cash collateral relating to a letter of credit; monies due on SBA loan-related remittances to third parties; a cash reserve established as part of a voluntary agreement with the SBA, and cash reserves associated with securitization transactions.

Broker Receivable

Broker receivable represents amounts due from third parties for the sale of SBA guaranteed non-affiliate investments which have been traded at period end but have not yet settled.
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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions, and would distribute such taxable income in the next tax year. The Company would then pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and nine months ended September 30, 2015, no U.S. federal excise taxes were accrued.

Investment Income

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. When a loan becomes 90 days or more past due, or if we otherwise do not expect to receive interest and principal repayments, the loan is placed on non-accrual status and the recognition of interest income is discontinued. Interest payments received on loans that are on non-accrual status are treated as reductions of principal until the principal is repaid. Dividend income is recorded at the time dividends are declared. Distributions of earnings from portfolio companies are evaluated to determine if the distribution is income or a return of capital.

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
New Accounting Standards

In September 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-16 “Simplifying the Accounting for Measurement-Period Adjustments.” The update requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The update requires that the acquirer record in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. This ASU is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods.The Company does not expect this update to have a material impact on our condensed consolidated financial statements and disclosures.

In August 2015, the FASB issued ASU 2015-15 “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” The update allows debt issuance costs related to a line-of-credit arrangement to be deferred as an asset and subsequently amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. As the Company currently presents such debt issuance costs in accordance with the update, the Company does not expect this update to have a material impact on our condensed consolidated financial statements and disclosures.

In May 2015, the FASB issued ASU 2015-07 “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” The update changes the requirements for the presentation of certain investments using the net asset value, providing a practical expedient to exclude such investments from categorization within the fair value hierarchy and make a separate disclosure. This ASU is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods. The Company does not expect this guidance to have a material impact on our condensed consolidated financial statements and disclosures.

In April 2015, the FASB issued ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs.” This update requires that debt issuance costs be presented in the balance sheet as a direct deduction from the debt liability. This ASU is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company is evaluating the impact of this update to its condensed consolidated financial statements and disclosures.

Segments

As a BDC, the Company has determined that it has a single reporting segment and operating unit structure. The Company issues debt and makes equity investments in portfolio companies in various industries. The Company separately evaluates the performance of each of its lending and investment relationships. However, because each of these debt and equity investment relationships have similar business and economic characteristics, they have been aggregated into a single lending and investment segment.

Reclassifications
Certain prior period amounts have been reclassified to conform to the current year presentation.
NOTE 3—INVESTMENTS:

Investments, all of which are with portfolio companies in the United States, consisted of the following at:

	September 30, 2015		December 31, 2014
	Cost	Fair Value	Cost	Fair Value
Money market funds	$36	$36	$3,000	$3,000
Non-affiliate debt investments	159,353	148,326	159,151	152,963
Controlled investments
Equity	25,759	99,126	10,120	73,616
Debt	2,916	1,600	7,944	3,883
Total investments	$188,064	$249,088	$180,215	$233,462

On July 23, 2015, the Company acquired 100% of Premier Payments LLC (“Premier”). Premier was owned 100% by a related party of the Company.  The total purchase price was approximately $16,483,000, of which $14,011,000 was paid in cash and $2,472,000 was paid in newly issued restricted shares of Newtek common stock. A total of 130,959 shares were issued on the date of acquisition which may not be sold or transferred for six months from the acquisition date. The Company’s Board, including a majority of independent directors, approved the transaction.

On July 6, 2015, the Company made a loan to Titanium Asset Management LLC evidenced by a promissory note to the Company in the amount of $2,200,000, which bears interest at 3% per annum and matures in July 2017. The fair value of the investment at September 30, 2015 is approximately $2,116,000 and is included in Non-control/Non-affiliate investments on the condensed consolidated statements of assets and liabilities.
The following table shows the Company's portfolio investments by industry at September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
	Cost	Fair Value	Cost	Fair Value
Data Processing, Hosting and Related Services	$28,675	$90,955	$13,772	$70,322
Food Services and Drinking Establishments	14,167	13,019	15,816	15,442
Amusement, Gambling, and Recreation Industries	10,585	10,442	13,495	13,621
Securities, Commodity Contracts, and Other Financial Investments and Related Activities	781	7,981	5,278	5,771
Plastics and Rubber Products Manufacturing	3,211	3,115	7,690	8,120
Accommodation	7,112	6,997	7,240	7,240
Repair and Maintenance	8,965	8,577	7,250	7,023
Clothing and Clothing Accessories Stores	2,409	2,092	6,709	6,958
Ambulatory Health Care Services	6,657	5,899	6,777	6,225
Truck Transportation	6,118	5,501	5,621	5,494
Specialty Trade Contractors	8,108	6,997	6,298	5,414
Fabricated Metal Product Manufacturing	5,276	4,912	5,627	5,258
Professional, Scientific, and Technical Services	7,280	6,702	5,438	4,939
Food Manufacturing	5,445	4,587	4,757	3,793
Motor Vehicle and Parts Dealers	4,167	4,029	3,759	3,755
Merchant Wholesalers, Durable Goods	5,657	3,051	3,763	3,729
Gasoline Stations	3,667	3,551	3,895	3,727
Insurance Carriers and Related Activities	1,277	3,724	1,417	3,622
Social Assistance	3,956	3,806	3,537	3,474
Nonstore Retailers	2,348	1,935	2,878	2,923
Personal and Laundry Services	3,148	2,990	2,759	2,609
Apparel Manufacturing	545	454	2,330	2,528
Merchant Wholesalers, Nondurable Goods	3,127	5,207	2,541	2,459
Administrative and Support Services	4,816	4,539	2,663	2,400
Other	40,531	37,990	35,905	33,616
Total	$188,028	$249,052	$177,215	$230,462

NOTE 4—TRANSACTIONS WITH AFFILIATED COMPANIES:

An affiliated company is an entity in which the Company has an ownership of 5% or more of its voting securities. A controlled affiliate is an entity in which the Company owns more than 25% of its voting securities. Transactions related to our investments with controlled companies for the nine months ended September 30, 2015 were as follows:

Portfolio Company	Fair Value at December 31, 2014	Purchases (cost)	Principal received (cost)	Net realized gains/(losses)	Net unrealized gains/(losses)	Fair Value at September 30, 2015	Interest and other income	Dividend income
Controlled Investments
Small Business Lending, Inc.	$2,900	$—	$(2,965)	$—	$5,565	$5,500	$—	$348
PMTWorks Payroll, LLC	920	—	—	—	13	933	79	—
Universal Processing Services of Wisconsin, LLC	45,500	—	—	—	5,339	50,839	4	3,600
CrystalTech Web Hosting, Inc.	21,500	—	—	—	(420)	21,080	—	600
CDS Business Services, Inc. (1)	1,979	200	—	—	(408)	1,771	8	—
Exponential Business Development Co., Inc.	—	—	—	—	—	—	—	1,080
Premier Payments LLC	—	16,503	—	—	—	16,503	—	300
Newtek Insurance Agency, LLC	2,300	—	—	—	200	2,500	—	—
Advanced Cyber Security Systems, LLC	—	—	—	—	—	—	14	—
Secure CyberGateway Services, LLC	2,400	—	(800)	—	—	1,600	105	39
Business Connect, LLC	—	—	—	—	—	—	4	—
Total Controlled Investments	$77,499	$16,703	$(3,765)	$—	$10,289	$100,726	$214	$5,967

(1) During the nine months ended September 30, 2015, the Company converted all of its debt investments in CDS Business Services, Inc. to equity.

In addition to the transactions above, the Company incurs expenses from certain controlled portfolio companies. For the three months ended September 30, 2015, the Company incurred $159,000 in managed technology services expenses from NTS, $82,000 in loan processing and closing expenses from Business Connect, LLC, and $5,000 in payroll processing fees from certain of its controlled portfolio companies. For the three months ended September 30, 2015, the Company earned $18,000 in consulting and other income from certain controlled portfolio companies.

For the nine months ended September 30, 2015, the Company incurred $448,000 in managed technology services expenses from NTS, $197,000 in loan processing and closing expenses from Business Connect, LLC, and $17,000 in payroll processing fees from certain of its controlled portfolio companies. For the nine months ended September 30, 2015, the Company earned $51,000 in consulting and other income from certain controlled portfolio companies. Amounts due from and due to related parties are $4,707,000 and $1,751,000, respectively at September 30, 2015.

The Company allocates portions of salaries for management and certain other employees that perform services for certain controlled portfolio companies. Amounts are allocated based on estimates of time and effort spent by certain employees performing services for certain controlled portfolio companies. Allocations are recorded on a quarterly basis and are recurring in nature. Amounts allocated for the three and nine months ended September 30, 2015 were $425,000 and $1,366,000, respectively. No amounts were allocated for the three and nine months ended September 30, 2014 as the controlled portfolio companies were consolidated subsidiaries.
NOTE 5—SERVICING ASSETS:
For the three months ended September 30, 2015 and 2014, servicing fees received on the Company’s SBA non-affiliate investments totaled $1,262,000 and $915,000, respectively. For the nine months ended September 30, 2015 and 2014, servicing fees received on the Company’s SBA non-affiliate investments totaled $3,373,000 and $2,661,000, respectively. The total servicing fee income recognized for loans serviced for others for the three and nine months ended September 30, 2014 was $1,711,000 and $5,248,000, respectively. As a result of the BDC Conversion, no servicing fee income was recognized for loans serviced for others for the three and nine months ended September 30, 2015. This revenue, which was previously included in consolidated results prior to the BDC Conversion, is recognized and earned by one of the Company's controlled portfolio companies, SBL.
The estimated fair values of capitalized servicing assets were $11,895,000 and $9,483,000 at September 30, 2015 and December 31, 2014, respectively. Inherent risks related to the fair value of servicing assets include prepayment and default risks. An increase in either of these factors could have a negative impact on the fair value of servicing assets on the condensed consolidated statement of assets and liabilities. Additionally, a decrease in servicing spread would also have a negative impact on the estimated fair value of servicing assets.
The estimated fair value of capitalized servicing assets at September 30, 2015 was determined using a discount factor that is a blended approach of the weighted average cost of capital and the weighted average servicing spread of 11.57%, prepayment speed of 19%, and an average cumulative default rate of 25%. The estimated fair value of servicing assets at December 31, 2014 was determined using a discount factor that is a blended approach of the weighted average cost of capital and the weighted average servicing spread of 11.58%, prepayment speed of 19%, and an average cumulative default rate of 25%. Changes in the estimated fair value of servicing assets are included in the condensed consolidated statements of operations under the caption “net unrealized depreciation on servicing assets.”
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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and nine months ended September 30, 2015 and 2014. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

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

The following tables present fair value measurements of the Company’s assets and liabilities measured at fair value and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values as of September 30, 2015 and December 31, 2014:

	Fair Value Measurements at September 30, 2015 Using:
(in thousands)	Total	Level 1	Level 2	Level 3	Total Gains and (Losses)
Assets:
Investments in money markets funds	$36	$36	$—	$—	$—
Credits in lieu of cash	1,207	—	1,207	—	(4)
SBA unguaranteed non-affiliate investments	144,290	—	—	144,290	(11,260)
SBA guaranteed non-affiliate investments	1,920	—	1,920	—	206
Controlled investments	100,726	—	—	100,726	10,289
Non-control/Non-affiliate investments	2,116	—	—	2,116	—
Servicing assets	11,895	—	—	11,895	(337)
Total assets	$262,190	$36	$3,127	$259,027	$(1,106)
Liabilities:
Notes payable in credits in lieu of cash	$1,207	$—	$1,207	$—	$—

	Fair Value Measurements at December 31, 2014 Using:
(in thousands)	Total	Level 1	Level 2	Level 3	Total Gains and (Losses)
Assets:
Investments in money markets funds	$3,000	$3,000	$—	$—	$—
Credits in lieu of cash	2,229	—	2,229	—	(13)
SBA unguaranteed non-affiliate investments	121,477	—	—	121,477	(9,605)
SBA guaranteed non-affiliate investments	31,486	—	31,486	—	3,429
Controlled investments	77,499	—	—	77,499	—
Servicing assets	9,483	—	—	9,483	(120)
Total assets	$245,174	$3,000	$33,715	$208,459	$(6,309)
Liabilities:
Notes payable in credits in lieu of cash	$2,229	$—	$2,229	$—	$5

The following table presents the changes in investments and other assets measured at fair value using Level 3 inputs for the nine months ended September 30, 2015:

	Nine Months Ended September 30, 2015
(in thousands)	SBA Unguaranteed Investments	Controlled Investments	Non-Control/Non-Affiliate Investments	Servicing Assets
Fair value, beginning of period	$121,477	$77,499	$—	$9,483
Net change in unrealized appreciation (depreciation)	(1,667)	10,289	—	(1,177)
Realized loss	(628)	—	—	—
SBA unguaranteed non-affiliate investments, originated	39,084	—	—	—
Foreclosed real estate acquired	(832)	—	—	—
Funding of investments	—	16,703	2,200	—
Purchase of loan from SBA	703	—	—	—
Return of investment	—	(2,965)	—	—
Principal payments received on debt investments	(13,847)	(800)	(84)	—
Additions to servicing assets	—	—	—	3,589
Fair value, end of period	$144,290	$100,726	$2,116	$11,895

The following table presents changes in SBA Unguaranteed Investments measured at fair value using Level 3 inputs for the nine months ended September 30, 2014:

Nine Months Ended September 30, 2014
Fair value, beginning of period	$78,951
Realized loss	(1,519)
SBA unguaranteed investments, originated	33,192
Investments transferred to other real estate owned	(33)
Proceeds from principal payments	(7,763)
Fair value, end of period	$102,828

Prior to the Company's conversion to a BDC, the Company did not account for its controlled investments, non-control/non-affiliate investments and servicing assets at fair value.

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements as of September 30, 2015 and December 31, 2014. In addition to the techniques and inputs noted in the table below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements at September 30, 2015 and December 31, 2014.

					Range
	Fair Value as of September 30, 2015	Valuation Techniques	Unobservable Input	Weighted Average	Minimum	Maximum
Assets:
Performing SBA unguaranteed non-affiliate investments	$138,983	Discounted cash flow	Market yields	5.38%	5.38%	5.38%
Non-performing SBA unguaranteed non-affiliate investments	$5,307	Discounted cash flow	Market yields	8.50%	8.50%	8.50%
Controlled equity investments (A)(B)	$99,126	Market comparable companies	EBITDA multiples	5.60x	3.00x	6.50x
		Market comparable companies	Revenue multiples	1.09x	0.50x	3.00x
		Discounted cash flow	Weighted average cost of capital	12.50%	11.70%	15.80%
Non-SBA debt investments (B)	$3,716	Discounted cash flow	Market yields	4.72%	3.00%	7.00%
Servicing assets	$11,895	Discounted cash flow	Market yields	11.57%	11.57%	11.57%

(A) In determining the fair value of the Company's controlled equity investments as of September 30, 2015, the proportion of the market comparable companies valuation technique and the discounted cash flow valuation technique were 46.6% and 53.4%, respectively, on a weighted average basis.
(B) Includes $10,987,000 of equity interests and debt investments valued using discounted cash flows and $91,855,000 of equity interests valued using a combination of discounted cash flows and market comparable companies.

					Range
	Fair Value as of December 31, 2014	Valuation Techniques	Unobservable Input	Weighted Average	Minimum	Maximum
Assets:
Performing SBA unguaranteed non-affiliate investments	$115,175	Discounted cash flow	Market yields	5.38%	5.38%	5.38%
Non-performing SBA unguaranteed non-affiliate investments	$6,302	Discounted cash flow	Market yields	7.00%	7.00%	7.00%
Controlled investments (A)	$77,499	Market comparable companies	EBITDA multiples	5.50x	3.00x	9.00x
		Market comparable companies	Revenue multiples	0.80x	0.40x	3.00x
		Discounted cash flow	Weighted average cost of capital	12.60%	10.70%	16.00%
Servicing assets	$9,483	Discounted cash flow	Market yields	11.58%	11.58%	11.58%

(A) In determining the fair value of the Company's controlled investments as of December 31, 2014, the proportion of the market comparable companies valuation technique and the discounted cash flow valuation technique were 48.1% and 51.9%, respectively, on a weighted average basis.
NOTE 7—BORROWINGS:

At September 30, 2015 and December 31, 2014, the Company had borrowings comprised of the following :

	September 30, 2015	December 31, 2014
Bank notes payable:
Capital One lines of credit (NSBF)
Guaranteed line	$19,549	$28,722
Unguaranteed line	2,300	5,134
Capital One term loan (NBS)
Term loan	—	9,167
Total bank notes payable	21,849	43,023
Notes due 2022	8,200	—
Note payable – related parties	18,121	—
Note payable – Securitization trust VIE	97,930	79,520
Total borrowings	$146,100	$122,543
Total interest expense for the three months ended September 30, 2015 and 2014 on all Company borrowings was $1,864,000 and $1,330,000, respectively. Total interest expense for the nine months ended September 30, 2015 and 2014 on all Company borrowings was $4,948,000 and $6,555,000, respectively.
7.5% Notes Due 2022
In September 2015, the Company and U.S. Bank, N.A. (the “Trustee”), entered into the First Supplemental Indenture (the “First Supplemental Indenture”) to the Base Indenture between the Company and the Trustee, dated September 23, 2015, relating to the Company’s issuance, offer and sale of $8,200,000 aggregate principal amount of 7.5% notes due 2022. In October 2015, the underwriters issued notification to exercise their over-allotment option for an additional $124,000 in aggregate principal amount of the Notes. The sale of the Notes generated net proceeds of approximately $7,913,000.

The Notes will mature on September 30, 2022 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after September 23, 2018, at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to but not including the date fixed for redemption. The Notes bear interest at a rate of 7.5% per year payable quarterly on March 31, June 30, September 30, and December 31 of each year, commencing on December 31, 2015, and trade on the NASDAQ Global Market under the trading symbol “NEWTZ.”

The Notes will be the Company’s direct unsecured obligations and will rank: (i) pari passu with the Company’s other outstanding and future unsecured indebtedness; (ii) senior to any of the Company’s future indebtedness that expressly provides it is subordinated to the Notes; (iii) effectively subordinated to all the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness; (iv) structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries.

The Base Indenture, as supplemented by the First Supplemental Indenture, contains certain covenants including covenants requiring the Company to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act and to comply with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act. These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by the First Supplemental Indenture. The Base Indenture, as supplemented by the First Supplemental Indenture, also contains certain reporting requirements, including a requirement that the Company provide financial information to the holders of the Notes and the Trustee if the Company should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934. The Base Indenture provides for customary events of default. As of September 30, 2015, the Company was in compliance with the terms of the Base Indenture as supplemented by the First Supplemental Indenture.

At both September 30, 2015 and December 31, 2014, the Notes had an outstanding principal balance of $8,200,000 and $0, respectively. For the three and nine months ended September 30, 2015, interest expense and amortization of related deferred financing costs were $13,677 and $1,600, respectively.

Securitization Notes

In September 2015, NSBF issued additional unguaranteed SBA 7(a) loan-backed notes as part of an upsizing of the Newtek Small Business Loan Trust, Series 2010-1. Note principal amounts of the original and exchanged notes were approximately $8,771,000 with additional notes which totaled approximately $32,028,000 as part of the upsizing. The initial aggregate amount of the senior notes issued by the trust were approximately $40,800,000 on the closing date. The notes are collateralized by approximately $46,458,000 of SBA 7(a) unguaranteed portions and include a prefunded amount of $14,679,000 to be originated and transferred subsequently to the trust. The notes retained their AA rating under S&P, and the final maturity of the amended notes is February 25, 2041.
Note Payable - Related Parties
In June 2015, the Company received $19,119,000 under an unsecured line of credit extended by UPS and NTS. Maximum borrowings under the line of credit are $38,000,000. The outstanding balance shall bear interest at a rate equal to (a) the greater of LIBOR or 50 basis points plus (b) 7% or at a rate equal to (y) the greater of the Prime Rate or 350 basis points, plus (z) 6%. The interest rate in effect is equal to the interest rate on the term loan between UPS, NTS, Premier and Goldman Sachs Bank USA as discussed in Note 8. At September 30, 2015, the line of credit bears interest at a rate of 7.5%. The revolving line of credit has a maturity date of June 21, 2019. The outstanding borrowings at September 30, 2015 were $18,121,000. Interest expense for the three and nine months ended September 30, 2015 was approximately $461,000 and $491,000, respectively, which is included in interest expense in the condensed consolidated statements of operations. No interest expense was incurred in 2014.
Capital One Line of Credit (NBS)
In June 2015, the Company paid off and retired the Capital One term loan and revolving line of credit. The proceeds used to pay down the Capital One term loan and accrued interest of $8,879,000 as of June 23, 2015 were received from two controlled portfolio companies. There was no amount due on the revolving line of credit with Capital One at September 30, 2015.
NOTE 8—COMMITMENTS AND CONTINGENCIES:
Legal Matters

In the ordinary course of business, the Company and its wholly owned portfolio companies may from time to time be party to lawsuits and claims. The Company evaluates such matters on a case by case basis and its policy is to contest vigorously any claims it believes are without compelling merit. The Company’s wholly owned portfolio companies are currently involved in various litigation matters.

On January 21, 2014, NCMIC Finance Corporation (“NCMIC”) filed a complaint against Universal Processing Services of Wisconsin, LLC (“UPS”), the Company’s merchant processing portfolio company, in the United States District Court for the Southern District of Iowa. The complaint asserts claims against UPS for breach of the UPS and NCMIC agreement for the processing of credit card transactions, and seeks monetary relief. The Company believes that the claims asserted in the complaint are wholly without merit and intends to vigorously defend the action. Trial is currently set for December 2015.

On October 13, 2015, UPS filed an action against NCMIC and NCMIC related entities seeking, among other things, indemnification in connection with the claims asserted by NCMIC against UPS, as well as for monetary damages for breach of contract and fraud.

As previously disclosed, during the quarter ended June 30, 2013, the Federal Trade Commission (the “FTC”) amended an existing complaint in the matter Federal Trade Commission v. WV Universal Management, LLC et al., pending in the United States District Court for the Middle District of Florida (the “Court”), to add UPS as an additional defendant on one count of providing substantial assistance in violation of the Telemarketing Sales Rule. On November 18, 2014, the Court issued an Order granting the FTC’s motion for summary judgment against UPS on the single count. Subsequently, the FTC filed motions for a permanent injunction and equitable monetary relief against UPS and the other remaining defendants. Prior to the Court hearing on the motions, UPS and the FTC reached a settlement on the FTC’s motion for a permanent injunction. On February 11, 2015, the Court granted the FTC’s motion for equitable relief against UPS and the other remaining defendants, ordering that the remaining defendants pay $1,735,000 in equitable monetary relief. UPS had previously recorded a reserve for the full amount of the potential loss. On May 19, 2015, the Court entered an equitable monetary judgment against UPS for approximately $1,735,000, which has been deposited with the Court pending the outcome of UPS’ appeal of the judgment.

UPS instituted an action against a former independent sales agent in Wisconsin state court for, among other things, breach of contract. The former sales agent answered the complaint and filed counterclaims against UPS.  The case is in the discovery phase. UPS intends to vigorously pursue its claims against the former sales agent and defend the counterclaims asserted.

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
Guarantees
The Company is a guarantor on a bank line of credit held at NBC, a controlled portfolio company. Maximum borrowings under the line of credit are $10,000,000 with a maturity date of February 2016. At September 30, 2015, total principal and accrued interest owed by NBC was $4,187,000. In addition, the Company deposited $750,000 to collateralize the guarantee. On August 27, 2015, NBC entered into Amendment No. 2 (the “Amendment”) to the Loan and Security Agreement, dated February 28, 2011 (as amended through August 27, 2015, including the Amendment, the “Agreement”), by and between Sterling National Bank (“Sterling”) and NBC. The Amendment permits NBC to use a portion of the warehouse line of credit provided by Sterling under the Agreement to fund inventory financing arrangements NBC may provide to its clients. The Amendment also removed certain restrictions placed upon the Company in connection with its guaranty of the credit facility provided under the Agreement. At September 30, 2015, the Company determined that it is not probable that payments would be required to be made under the guarantee.

NBC also entered into an additional Loan and Security Agreement with Sterling on August 27, 2015 (the “504 Loan Agreement”), pursuant to which Sterling and any future participant lenders agreed to provide NBC another line of credit to fund SBA 504 loans extended by NBC (the “504 Facility”). The maximum amount of the 504 Facility is up to $35,000,000, depending upon syndication. The 504 Loan Agreement specifies certain events of default, pursuant to which all outstanding amounts under the 504 Facility could become immediately due and payable. In addition, the Company has guaranteed NBC’s obligations under the 504 Loan Agreement, pursuant to a Guaranty dated as of August 27, 2015. At September 30, 2015, the Company determined that it is not probable that payments would be required to be made under the guarantee.

On June 23, 2015, UPS and NTS (together, the “Borrowers”), each a controlled portfolio company of the Company, entered into a Credit and Guaranty Agreement (the “Agreement”), dated June 23, 2015, with Goldman Sachs Bank USA (“GS Bank”), as Administrative Agent, Collateral Agent and Lead Arranger, pursuant to which GS Bank agreed to extend the Borrowers a term loan facility up to an aggregate principal amount of $38,000,000 (the “Facility” and each term loan made thereunder, a “Term Loan”). On September 18, 2015, the Agreement was amended to add Premier as a borrower. The Company, Newtek Business Services Holdco 1, Inc., a wholly-owned subsidiary of the Company (“Intermediate Holdings”), and certain subsidiaries of Intermediate Holdings party to the Agreement from time to time, have agreed to guarantee the repayment of the Facility and are parties to the Agreement as “Guarantors” thereunder. At September 30, 2015, $22,000,000 was outstanding under this Facility. At September 30, 2015, the Company determined that it is not probable that payments would be required to be made under the guarantee.

NOTE 9—FINANCIAL HIGHLIGHTS:

The financial highlights for the Company are as follows:

Nine Months Ended September 30, 2015 (1)
Per share data (2)
Net asset value at beginning of period	$16.31
Dividends from capital gains	(0.86)
Net investment loss	(0.61)
Net realized gain on investments	2.12
Net unrealized appreciation on investments	0.53
Net unrealized loss on servicing assets	(0.11)
Exponential of New York, LLC distribution to members	(0.22)
Reversal of deferred tax asset	(0.28)
Net asset value at end of period (See Note 15 for discussion of October 1, 2015 NAV)	$16.88

Per share market value at end of period	$16.43
Total return based on market value (4)	17.14%
Total return based on average net asset value (3)	4.61%
Shares outstanding at end of period	10,353

Ratios/Supplemental Data:
Ratio of expenses to average net assets (3)	18.49%
Ratio of net investment loss to average net assets	(3.67)%
Net assets at end of period	$174,733
Average debt outstanding	$134,322
Average debt outstanding per share	$12.97
Asset coverage ratio	219%
Portfolio turnover	88.53%

(1) Years prior to the Company becoming a business development company are not presented in the financial highlights as the information would not be meaningful.
(2) Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(3) Annualized.
(4) Assumes dividends are reinvested.
NOTE 10—EARNINGS PER SHARE:

The following table summarizes the calculations for the net increase in net assets per common share for the three and nine months ended September 30, 2015 and income per share for the three and nine months ended September 30, 2014:

	Three months ended September 30, 2015	Nine months ended September 30, 2015
Net increase in net assets	$4,749	$19,628
Weighted average shares outstanding	10,318	10,244
Net increase in net assets per common share	$0.46	$1.92

	Three months ended September 30, 2014	Nine months ended September 30, 2014
Numerator for basic and diluted EPS - income available to common stockholders	$2,644	$5,429
Denominator for basic EPS - weighted average shares	7,463	7,220
Effect of dilutive securities	236	468
Denominator for diluted EPS - weighted average shares	7,699	7,688
Basic earnings per share	$0.35	$0.75
Diluted earnings per share	$0.34	$0.71
The amount of anti-dilutive shares/units excluded from above is as follows:
Stock options and restricted shares	5	5
Contingently issuable shares	17	17
NOTE 11—DIVIDENDS AND DISTRIBUTIONS:

The Company's dividends and distributions are recorded on the declaration date. The following table summarizes the Company's dividend declarations and distributions during the nine months ended September 30, 2015. There were no dividend declarations or distributions for the nine months ended September 30, 2014.

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
March 19, 2015	March 30, 2015	April 13, 2015	$0.39	$3,985	—	$—
June 15, 2015	June 29, 2015	July 15, 2015	$0.47	$4,715	5	$87
NOTE 12—STOCK OPTIONS AND RESTRICTED STOCK:

The Company had one and three share-based compensation plans as of September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2014, share-based compensation expense was $610,000 of which $499,000 is included in salaries and benefits, and $111,000 is included in other general and administrative costs. During the nine months ended September 30, 2014, approximately 14,300 shares awarded under the plans were forfeited due to early termination or resignation by certain employees. The total forfeiture credit recognized for the nine months ended September 30, 2014 was approximately $69,000 and is included in share-based compensation expense. There were no share-based awards outstanding as of September 30, 2015 therefore no share-based compensation expense was recorded for the three and nine months ended September 30, 2015.
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
The Capco segment, which consists of the twelve Capcos, generates non-cash income from tax credits, interest income and gains from investments in qualified businesses which are included in other income. Expenses primarily include non-cash interest and insurance expense, management fees paid to Newtek (and included in Corporate activities revenues), legal, audit fees and losses from investments in qualified businesses.
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
The Company no longer has six reportable segments after November 11, 2014 as a result of the Conversion. The segment information presented below represents results for the three and nine months ended September 30, 2014. For the three and nine months ended September 30, 2015, there is only one reportable segment.

The following table presents the Company’s segment information for the three and nine months ended September 30, 2014, (in thousands):

	For the three months ended September 30, 2014	For the nine months ended September 30, 2014
Third Party Revenue
Electronic payment processing	$22,777	$67,468
Small business finance	10,949	31,222
Managed technology solutions	3,818	12,068
All Other	739	1,946
Corporate activities	272	673
Capcos	102	312
Total reportable segments	38,657	113,689
Eliminations	(491)	(1,308)
Consolidated Total	$38,166	$112,381
Inter Segment Revenue
Electronic payment processing	$1,121	$3,165
Small business finance	117	402
Managed technology solutions	152	446
All Other	407	1,248
Corporate activities	970	2,953
Capco	202	590
Total reportable segments	2,969	8,804
Eliminations	(2,969)	(8,804)
Consolidated Total	$—	$—
Income (loss) before income taxes
Electronic payment processing	$2,210	$6,089
Small business finance	4,244	10,809
Managed technology solutions	804	2,476
All Other	(368)	(1,067)
Corporate activities	(2,037)	(8,316)
Capco	(229)	(688)
Total reportable segments	4,624	9,303
Eliminations	(101)	(275)
Totals	$4,523	$9,028
Depreciation and Amortization
Electronic payment processing	$73	$193
Small business finance	419	1,206
Managed technology solutions	337	1,004
All Other	51	154
Corporate activities	37	111
Capco	—	—
Totals	$917	$2,668

NOTE 14—SUPPLEMENTAL FINANCIAL DATA:

Summarized Financial Information of Our Unconsolidated Subsidiaries

The Company holds a controlling interest, as defined by the 1940 Act, as amended, in portfolio companies that are not consolidated in the Company's condensed consolidated financial statements. Below is a brief description of a portfolio company that is required to have supplemental disclosure incorporated in our financial statements in accordance with Regulation S-X section 4-08(g), along with summarized financial information as of September 30, 2015.

Universal Processing Services of Wisconsin, LLC

Universal Processing Services of Wisconsin, LLC (“UPS”) markets credit and debit card processing services, check approval services and ancillary processing equipment and software to merchants who accept credit cards, debit cards, checks and other non-cash forms of payment. The Company generated $1,300,000 and $3,600,000 in dividend income from UPS and recorded $600,000 and $5,339,000 in unrealized appreciation on investment for the three and nine months ended September 30, 2015, respectively.

The summarized financial information of our unconsolidated subsidiary is as follows:

Balance Sheets - Universal Processing Services of Wisconsin, LLC	As of September 30, 2015	As of December 31, 2014
Current assets	$10,876	$7,330
Noncurrent assets	16,312	2,636
Total assets	$27,188	$9,966
Current liabilities	5,391	5,424
Noncurrent liabilities	16,999	1,005
Total liabilities	$22,390	$6,429
Total equity	$4,798	$3,537

Statements of Income - Universal Processing Services of Wisconsin, LLC	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Revenue	$24,248	$23,102	$72,603	$66,980
Expenses	23,091	21,009	68,132	61,696
Income from operations	$1,157	$2,093	$4,471	$5,284
Interest income	364	963	391	2,673
Net income	$1,521	$3,056	$4,862	$7,957
NOTE 15—SUBSEQUENT EVENTS:

Quarterly Dividend
On October 1, 2015 the Company declared a quarterly cash dividend of $0.50 per share payable on November 3, 2015 to stockholders of record as of October 22, 2015. The dividend will be paid in cash or shares of the Company's common stock through participation in the Company's dividend reinvestment plan, at the election of stockholders.
Special Dividend/NAV
On October 1, 2015, the Company declared a one-time special dividend of approximately $34,000,000 or $3.29 per share payable on December 31, 2015 to stockholders of record as of November 18, 2015. As a result of the completion of the Company's sale of 2,300,000 common shares on October 15, 2015, as discussed below, the special dividend per share has been adjusted to $2.69 per share. This special dividend was declared as a result of the Company’s intention to elect RIC status for tax year 2015, as it must distribute 100% of its accumulated earnings and profits through December 31, 2014 in order to qualify as a RIC.  The special dividend amount of approximately $34,000,000 was computed based on the final earnings and profits analysis completed through December 31, 2014.
The dividend will be paid in cash or shares of the Company's common stock at the election of each stockholder. The total amount of cash to be distributed to all stockholders will be limited to 27% of the total dividend to be paid to stockholders. The remainder of the dividend (approximately 73%) will be paid in the form of shares of the Company's common stock. The exact distribution of cash and stock to any given stockholder will be dependent upon their election as well as elections of other stockholders, subject to the pro-rata limitation described above.
As a result of its declaring the special dividend, and the resulting obligation, as well as the Board’s assessment as to whether any other material change in the Company’s net asset value (“NAV”) has occurred since the Company disclosed NAV in its Form 10-Q for the quarter ended June 30, 2015 with the Securities and Exchange Commission, the Board adjusted the Company’s NAV on the declaration date of the special dividend to reflect the total obligation. As the number of shares of the Company’s common stock to be distributed to shareholders was undeterminable on the date of declaration, the Company recorded the entire amount of the special dividend obligation as a liability on October 1, 2015, with a corresponding reduction in NAV and NAV per share. As a further result, the Board declared an adjusted NAV of $135.6 million and NAV per share of $13.10, based on the Company’s common shares outstanding as of October 1, 2015. Further, when the special dividend is paid, the resulting impact to NAV may be an increase in NAV based on the number of shares of the Company’s common stock issued at the election of shareholders and the market value of the shares upon issuance.

Pursuant to Board determination, the following is the Company's NAV, and NAV per share on September 30, 2015 and the Company's NAV and NAV per share on October 1, 2015 (in thousands, except per share amounts):

	NAV	NAV Per Share*
NAV, September 30, 2015	$174,733	$16.88
Declaration of special dividend, October 1, 2015	(34,035)	(3.29)
Declaration of third quarter dividend, October 1, 2015	(5,174)	(0.50)
NAV, October 1, 2015	$135,524	$13.10
* amounts may not foot due to rounding
7.5% Notes Due 2022
On October 15, 2015, in connection with the public offering of the Notes Due 2022, the underwriters exercised their option to purchase $124,000 in aggregate principal amount of notes for an additional $119,660 in net proceeds.
Equity Offering
On October 15, 2015 the Company completed an offering of 2,300,000 shares of common stock at a public offering price of $16.50 per share. Total proceeds received less underwriter discounts, commissions and offering costs was approximately $35,450,000.

Newtek Business Services Corp. and Subsidiaries
Schedule of Investments In and Advances to Affiliates
(In thousands, except share and per share amounts, percentages and as otherwise indicated)
Nine Months Ended September 30, 2015

Portfolio Company/Type of Investment (1)	Amount of Interest, Fees or Dividends Credited in Income	Fair Value at December 31, 2014	Gross Additions (2)	Gross Reductions (3)	Fair Value at September 30, 2015
Control Investments
Advanced Cyber Security Systems, LLC
50% Membership Interest	$—	$—	$—	$—	$—
Term loan	14	—	—	—	—

Automated Merchant Services, Inc.
100% Common Stock	—	—	—	—	—

Business Connect, LLC
100% Membership Interest	4	—	—	—	—

CDS Business Services, Inc.
100% Common Stock	8	1,979	200	(408)	1,771

CrystalTech Web Hosting, Inc.
100% Common Stock	600	21,500	—	(420)	21,080

OnLAN, LLC (4)
49% Membership Interest	—	—	—	—	—

Exponential Business Development Co. Inc.
100% Common Stock	1,080	—	—	—	—

First Bankcard Alliance of Alabama, LLC
95% Membership Interest	—	—	—	—	—

Fortress Data Management, LLC
100% Membership Interest	—	—	—	—	—

Newtek Insurance Agency, LLC
100% Membership Interest	—	2,300	200	—	2,500

PMTWorks Payroll, LLC
80% Membership Interest	—	920	13	—	933
Term Loan	79	—	—	—	—

Secure CyberGateway Services, LLC

Portfolio Company/Type of Investment (1)	Amount of Interest, Fees or Dividends Credited in Income	Fair Value at December 31, 2014	Gross Additions (2)	Gross Reductions (3)	Fair Value at September 30, 2015
66.7% Membership Interest	—	—	—	—	—
Term Loan	144	2,400	—	(800)	1,600

Premier Payments LLC
100% Membership Interest	300	—	16,503	—	16,503

Small Business Lending, Inc.
100% Common Stock	348	2,900	5,565	(2,965)	5,500

Summit Systems and Designs, LLC
100% Membership Interest	—	—	—	—	—

Universal Processing Services of Wisconsin, LLC
100% Membership Interest	3,604	45,500	5,339	—	50,839

Where Eagles Fly, LLC (5)
95% Membership Interest	—	—	—	—	—

Total Control Investments	$6,181	$77,499	$27,820	$(4,593)	$100,726

This schedule should be read in connection with the Company's Condensed Consolidated Financial Statements, including the Consolidated Schedule of Investments and Notes to Condensed Consolidated Financial Statements

(1) The principal amount and ownership detail as shown in the Company's Consolidated Schedule of Investments
(2) Gross additions includes increases in the cost basis of investments resulting from new portfolio investments, follow-on investments and the exchange of one or more existing securities for one or more new securities. Gross additions also includes net increases in unrealized appreciation or net decreases in unrealized depreciation.
(3) Gross reductions include decreases in the cost basis of investments resulting from principal payments or sales and exchanges of one or more existing securities for one or more new securities. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation.
(4) In September 2015, the Company sold its 49% membership interest in OnLAN, LLC for $100,000 payable over 50 months.
(5) In September 2015, the Company sold its 95% membership interest in Where Eagles Fly, LLC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview

On November 12, 2014, Newtek Business Services, Inc. merged with and into Newtek Business Services Corp. (“NBS”), a newly-formed Maryland corporation, for the purpose of reincorporating in Maryland (the “Merger”), and thereafter filed an election to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”). This transaction is referred to as the “Conversion” or “BDC Conversion”. All subsidiaries and controlled portfolio companies became the property of Newtek Business Services Corp. as part of the Merger. Except as otherwise noted, the terms “we,” “us,” “our,” “Company” and “Newtek” refer to Newtek Business Services, Inc. prior to the Conversion and its successor, Newtek Business Services Corp. following the Conversion.

We are an internally-managed, closed-end, investment company that has elected to be regulated as a BDC under the 1940 Act. In addition, for U.S. federal income tax purposes, we intend to elect to be treated as a regulated invested company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986 as amended (the “Code”) beginning in the 2015 tax year. As a BDC and a RIC, we are also subject to certain constraints, including limitations imposed by the 1940 Act and the Code. We converted to a BDC in November 2014. As a result, previously consolidated subsidiaries are now recorded as investments in controlled portfolio companies, at fair value. Newtek Small Business Finance, LLC is a consolidated subsidiary and originates loans under the SBA's 7(a) program.

Our shares are currently listed on The NASDAQ Global Market under the symbol “NEWT”.

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

We typically structure our debt investments to include non-financial covenants that seek to minimize our risk of capital loss such as lien protection and prohibitions against change of control. Our debt investments have strong protections, including default penalties, information rights and, in some cases, board observation rights and affirmative, negative and financial covenants. Debt investments in portfolio companies, including the controlled portfolio companies, have historically and are expected to continue to comprise the majority of our overall investments in number and dollar volume.

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
In September 2015, the Company completed a public offering of $8,200,000 in aggregate principal amount of 7.5% notes due 2022 (the “Notes”). The Notes mature on September 30, 2022 and may be redeemed in whole or in part at any time or from time to time at the Company's option on or after September 23, 2018. The Notes bear interest at a rate of 7.5% per year payable quarterly on March 31, June 30, September 30 and December 31, of each year, beginning December 31, 2015 and trade on the NASDAQ Global Select Market under the trading symbol “NEWTZ.” Subsequent to September 30, 2015, the underwriters exercised their option to purchase additional notes for an additional $119,660 in net proceeds. See Note 7 “Borrowings” for additional detail.

On July 23, 2015, the Company acquired 100% of Premier Payments LLC (“Premier”). Premier was owned 100% by a related party of the Company.  The total purchase price was approximately $16,483,000, of which $14,011,000 was paid in cash and $2,472,000 was paid in newly issued restricted shares of Newtek common stock. A total of 130,959 shares were issued on the date of acquisition which may not be sold or transferred for six months. The Company’s board of directors, including a majority of independent directors, approved the transaction.

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

In May 2015, Exponential of New York, LLC received notice from the state of New York that the Company's request to be decertified as a Capco had been granted. The State of New York acknowledged that the Company had met the required level of qualified investments and satisfied all investment obligations.

In June 2015, Wilshire Texas Partners I, LLC received notice from the state of Texas that the Company's request to be decertified as a Capco had been granted. The State of Texas acknowledged that the Company had met the required level of qualified investments and satisfied all investment obligations.

On June 23, 2015, Universal Processing Services of Wisconsin, LLC and CrystalTech Web Hosting, Inc. (the “Borrowers”) entered into a four year credit agreement (the “Agreement”) with Goldman Sachs Bank USA (“Goldman Sachs”) where Goldman Sachs agreed to extend a term loan facility up to an aggregate principal amount of $38,000,000. A portion of the proceeds or $19,119,000 was disbursed to the Company under a revolving line of credit. The Company used a portion of the proceeds from the line to repay the outstanding balance of the Company's term loan and accrued interest with Capital One in the amount of $8,879,000. The remainder of the proceeds are to be used to finance future growth and for general corporate purposes. The term loan provides for monthly payments of interest with a balloon payment at the end of the term. Each term loan shall either be a “Base Rate Loan” or “LIBOR Rate Loan” at the Borrowers' election. Each LIBOR Rate Loan shall bear interest on the outstanding balance at a rate equal to (a) the greater of LIBOR or 50 basis points plus (b) 7% and each Base Rate Loan shall bear interest on the outstanding balance at a rate equal to (y) the greater of the Prime Rate or 350 basis points, plus (z) 6%. On September 8, 2015, the Agreement was amended to include Premier as a Borrower. The credit agreement has a maturity date of June 21, 2019. As of September 30, 2015, the outstanding principal is $22,000,000.
On August 27, 2015, NBC entered into Amendment No. 2 (the “Amendment”) to the Loan and Security Agreement, dated February 28, 2011 (as amended through August 27, 2015, including the Amendment, the “Agreement”), by and between Sterling National Bank (“Sterling”) and NBC. The Amendment permits NBC to use a portion of the warehouse line of credit provided by Sterling under the Agreement to fund inventory financing arrangements NBC may provide to its clients. The Amendment also removed certain restrictions placed upon the Company in connection with its guaranty of the credit facility provided under the Agreement.

NBC also entered into an additional Loan and Security Agreement with Sterling on August 27, 2015 (the “504 Loan Agreement”), pursuant to which Sterling and any future participant lenders agreed to provide NBC another line of credit to fund SBA 504 loans extended by NBC (the “504 Facility”). The maximum amount of the 504 Facility is up to $35,000,000, depending upon syndication. The 504 Loan Agreement specifies certain events of default, pursuant to which all outstanding amounts under the 504 Facility could become immediately due and payable. In addition, the Company has guaranteed NBC’s obligations under the 504 Loan Agreement, pursuant to a Guaranty dated as of August 27, 2015.

Revenues

We generate revenue in the form of interest, dividend, servicing and other fee income on debt and equity investments. Our debt investments typically have a term of 10 to 25 years and bear interest at prime plus a margin. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. We receive servicing income related to the guaranteed portions of SBA investments which we sell into the secondary market. These recurring fees are earned daily and recorded when earned. In addition, we may generate revenue in the form of packaging, prepayment, legal and late fees. We record such fees related to loans as other income. Dividends are recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividends on common equity securities are recorded as dividend income on the declaration date for private portfolio companies.

We recognize realized gains or losses on investments based on the difference between the net proceeds from the disposition and the cost basis of the investment without regard to unrealized gains or losses previously recognized. We record current period changes in fair value of investments and assets that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investments or servicing assets, as appropriate, in the condensed consolidated statements of operations.

Expenses
Our primary operating expenses are salaries and benefits, interest expense and other general and administrative fees, such as professional fees, marketing, loan related costs and rent. Since we are an internally-managed BDC with no outside adviser or management company, the BDC incurs all the related costs to operate the Company.

Loan Portfolio Asset Quality and Composition
The following tables set forth distribution by business type of the Company’s SBA 7(a) loan portfolio at September 30, 2015 and December 31, 2014, respectively (in thousands):
As of September 30, 2015

Distribution by Business Type
Business Type	# of Loans	Balance	Average Balance	% of Balance
Existing Business	632	$121,988	$193	78.4%
Business Acquisition	133	24,746	186	15.9%
Start-Up Business	132	8,803	67	5.7%
Total	897	$155,537	$173	100.0%
As of December 31, 2014

Distribution by Business Type
Business Type	# of Loans	Balance	Average Balance	% of Balance
Existing Business	529	$104,673	$198	79.8%
Business Acquisition	112	17,969	160	13.7%
Start-Up Business	130	8,448	65	6.5%
Total	771	$131,090	$170	100.0%
The following tables set forth distribution by borrower’s credit score of the Company’s SBA 7(a) loan portfolio at September 30, 2015 and December 31, 2014, respectively (in thousands):
As of September 30, 2015

Distribution by Borrower Credit Score
Credit Score	# of Loans	Balance	Average Balance	% of Balance
500 to 550	12	$1,084	$90	0.7%
551 to 600	29	4,906	169	3.2%
601 to 650	112	23,584	211	15.2%
651 to 700	240	37,552	156	24.1%
701 to 750	273	52,667	193	33.9%
751 to 800	193	30,552	158	19.6%
801 to 850	32	2,871	90	1.8%
Not available	6	2,321	387	1.5%
Total	897	$155,537	$173	100.0%
As of December 31, 2014

Distribution by Borrower Credit Score
Credit Score	# of Loans	Balance	Average Balance	% of Balance
500 to 550	11	$1,454	$132	1.1%
551 to 600	27	3,336	124	2.5%
601 to 650	96	21,186	221	16.2%
651 to 700	202	34,389	170	26.2%
701 to 750	231	40,952	177	31.2%
751 to 800	169	25,003	148	19.1%
801 to 850	29	3,676	127	2.8%
Not available	6	1,094	182	0.9%
Total	771	$131,090	$170	100.0%
The following tables set forth distribution by primary collateral type of the Company’s SBA 7(a) loan portfolio at September 30, 2015 and December 31, 2014, respectively (in thousands):
As of September 30, 2015

Distribution by Primary Collateral Type
Collateral Type	# of Loans	Balance	Average Balance	% of Balance
Commercial Real Estate	422	$88,508	$210	56.9%
Machinery and Equipment	165	31,081	188	20.0%
Residential Real Estate	184	13,546	74	8.7%
Other	38	10,900	287	7.0%
Accounts Receivable and Inventory	62	10,713	173	6.9%
Liquid Assets	11	439	40	0.3%
Furniture and Fixtures	8	222	28	0.1%
Unsecured	7	128	18	0.1%
Total	897	$155,537	$173	100.0%
As of December 31, 2014

Distribution by Primary Collateral Type
Collateral Type	# of Loans	Balance	Average Balance	% of Balance
Commercial Real Estate	370	$76,796	$208	58.6%
Machinery and Equipment	136	25,446	187	19.4%
Residential Real Estate	175	13,648	78	10.4%
Other	34	8,458	249	6.5%
Accounts Receivable and Inventory	38	5,691	150	4.3%
Liquid Assets	11	838	76	0.6%
Furniture and Fixtures	7	213	30	0.2%
Total	771	$131,090	$170	100.0%
The following tables set forth distribution by days delinquent of the Company’s SBA 7(a) loan portfolio at September 30, 2015 and December 31, 2014, respectively (in thousands):
As of September 30, 2015

Distribution by Days Delinquent
Delinquency Status	# of Loans	Balance	Average Balance	% of Balance
Current	812	$143,093	$176	92.0%
1 to 30 days	25	3,221	129	2.1%
31 to 60 days	6	1,158	193	0.7%
61 to 90 days	—	—	—	—%
91 days or greater	54	8,065	149	5.2%
Total	897	$155,537	$173	100.0%
As of December 31, 2014

Distribution by Days Delinquent
Delinquency Status	# of Loans	Balance	Average Balance	% of Balance
Current	676	$117,517	$174	89.6%
1 to 30 days	24	3,002	125	2.3%
31 to 60 days	15	2,127	142	1.6%
61 to 90 days	2	58	29	—%
91 days or greater	54	8,386	155	6.5%
Total	771	$131,090	$170	100.0%
Consolidated Results of Operations

The consolidated results below show the Company's results as a business development company for the three and nine months ended September 30, 2015 and as an operating company for the three and nine months ended September 30, 2014. The consolidated results for 2014 include the operations of subsidiaries which are reflected as investments in controlled portfolio companies in 2015. As such, their results of operations are not included in the condensed consolidated results of operations for the three and nine months ended September 30, 2015.

As a BDC and a RIC, we are subject to certain constraints on our operations, including limitations imposed by the 1940 Act and the Code. The condensed consolidated results of operations described below may not be indicative of the results we report in future periods.

The condensed consolidated results of operations for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Investment income/operating revenue:
Interest income	$2,211	$—	$6,711	$—
Dividend income	3,093	—	5,967	—
Servicing income	1,262	—	3,373	—
Other income	472	—	1,343	—
Electronic payment processing	—	22,777	—	67,467
Web hosting and design	—	3,739	—	11,840
Premium income	—	5,801	—	15,930
Interest income	—	1,689	—	4,818
Servicing fee income – NSBF portfolio	—	915	—	2,661

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Servicing fee income – external portfolios	—	1,711	—	5,248
Income from tax credits	—	11	—	39
Insurance commissions	—	471	—	1,272
Other income	—	1,052	—	3,106
Total investment income/operating revenue	7,038	38,166	17,394	112,381
Net change in fair value of:
SBA loans	—	(493)	—	(1,147)
Credits in lieu of cash and notes payable in credits in lieu of cash	—	(2)	—	—
Total net change in fair value	—	(495)	—	(1,147)
Expenses:
Electronic payment processing costs	—	19,147	—	57,084
Salaries and benefits	3,444	6,481	9,600	19,782
Interest	1,864	1,330	4,948	6,555
Depreciation and amortization	87	917	257	2,668
Provision for loan losses	—	14	—	(52)
Other general and administrative costs	3,134	5,259	8,851	15,674
Total expenses	8,529	33,148	23,656	101,711
Net investment loss	(1,491)	—	(6,262)	—
Net realized gains on non-affiliate investments	6,620	—	21,659	—
Net unrealized depreciation on SBA guaranteed non-affiliate investments	(48)	—	(3,210)	—
Net unrealized depreciation on SBA unguaranteed non-affiliate investments	(531)	—	(1,667)	—
Net unrealized appreciation on controlled investments	770	—	10,289	—
Net unrealized depreciation on servicing assets	(565)	—	(1,177)	—
Net unrealized depreciation on credits in lieu of cash and notes payable in credits in lieu of cash	(6)	—	(4)	—
Net realized and unrealized gains	6,240	—	25,890	—
Income before income taxes	—	4,523	—	9,523
Net increase in net assets	$4,749	$—	$19,628	$—
Provision for income taxes	—	1,934	—	3,694
Net income	—	2,589	—	5,829
Net loss attributable to non-controlling interests	—	55	—	95
Net income attributable to Newtek Business Services Corp.	$—	$2,644	$—	$5,924
Comparison for the three months ended September 30, 2015 and 2014
Investment Income
Investment income for the three months ended September 30, 2015 was $7,038,000 compared with total operating revenues of $38,166,000 for the three months ended September 30, 2014. As a result of the BDC Conversion, there is no electronic payment processing revenue, web hosting and design revenue, servicing fee income from external portfolios, insurance commission revenue, and other income related to our payroll processing and accounts receivable financing and billing services included in the results for the three months ended September 30, 2015.
Interest Income
Substantially all interest income for the three months ended September 30, 2015 and 2014 was derived from SBA non-affiliate investments/loans. Interest income derived from SBA non-affiliate investments was $2,134,000 and $1,688,000 for the three months ended September 30, 2015 and 2014, respectively. The increase in interest income was attributable to the average outstanding performing portfolio of SBA non-affiliate investments/loans increasing to $140,702,000 from $106,398,000 for the three months ended September 30, 2015 and 2014, respectively. The increase in the average outstanding performing portfolio resulted from the origination of new SBA non-affiliate investments period over period.
NSBF Servicing Portfolio and Related Servicing Income
The following table represents NSBF originated servicing portfolio and servicing income earned for the three months ended September 30, 2015 and 2014:

	Three months ended September 30,
(In thousands):	2015	2014	$ Change	% Change
Total NSBF originated servicing portfolio (1)	$723,778	$578,269	$145,509	25%
Total servicing income earned	$1,262	$915	$347	38%
(1) Of this amount, the total average NSBF originated portfolio earning servicing income was $532,817,000 and $430,938,000 for the three months ended September 30, 2015 and 2014, respectively.
Servicing fee income from the NSBF originated portfolio increased by $347,000 to $1,262,000 for the three months ended September 30, 2015 compared to 2014. The increase was attributable to the increase in total portfolio investments for which we earn servicing income. The portfolio increased $145,509,000 period over period. The increase was a direct result of increased investments in SBA non-affiliate investments from 2014 to 2015. There was no servicing fee income recognized for loans serviced for third parties for the three months ended September 30, 2015. This third party servicing revenue, which was previously included in consolidated results, is recognized and earned by one of the Company's controlled portfolio companies, Small Business Lending, Inc.
Dividend Income
Dividend income was $3,093,000 for the three months ended September 30, 2015 and represents $1,300,000 received from Universal Processing Services of Wisconsin, LLC (“UPS”), $1,080,000 from Exponential Business Development Co., Inc. $200,000 from CrystalTech Web Hosting, Inc. (“NTS”), $300,000 from Premier Payments LLC (“Premier”) and $200,000 from Small Business Lending, Inc. (“SBL”) All dividends were received from controlled portfolio companies.
Other Income
Other income of $472,000 for the three months ended September 30, 2015 relates primarily to legal, packaging, prepayment, and late fees earned from SBA loans. Other income is not comparable period over period as 2014 amounts include revenue from certain controlled portfolio companies which were consolidated subsidiaries at September 30, 2014.
Adjusted Net Investment Income

We utilize adjusted net investment income as a measure of our current and future financial performance. Adjusted net investment income is a non-GAAP financial measure and is not intended as an alternative measure of investment income as determined in accordance with GAAP. In addition, our calculation of adjusted net investment income is not necessarily comparable to similar measures as calculated by other companies that do not use the same definition or implementation guidelines. The table below reconciles net investment loss to adjusted net investment income.

Three months ended September 30, 2015
Net investment loss	$(1,491)
Net realized gain on investments	6,620
Adjusted net investment income	$5,129

For the three months ended September 30, 2014, the Company did not operate as a BDC and therefore did not have net investment or adjusted net investment income. We believe this is a useful measure as it depicts the current income generated from our investment activities during the period. We include net realized gains on investments because they are recurring income related to the sale of SBA guaranteed non-affiliate investments in the secondary market.
Expenses
Total expenses decreased from $33,148,000 to $8,529,000 for the three months ended September 30, 2014 to 2015 as a result of the conversion to a BDC in November 2014. Electronic payment processing costs, salaries and benefits, depreciation and amortization, and other general and administrative expenses related to certain subsidiaries in 2014 are not included in 2015 results. As previously discussed, certain consolidated subsidiaries in 2014 are now reflected as investments in controlled portfolio companies and their results of operations are not included in 2015.
Interest expense increased by $534,000 for the three months ended September 30, 2015 compared to 2014. The following table highlights the components of interest expense for each period:

	Three months ended
	September 30, 2015	September 30, 2014	Change
Securitization Trust VIE (NSBF)	$971	$724	$247
Summit Partners Credit Advisors, L.P. (NBS)	—	18	(18)
Capital One Lines of Credit (NSBF)	376	291	85
Capital One Term Loan and Line of Credit (NBS)	—	176	(176)
Notes due 2022	15	—	15
Related party note	461	—	461
Sterling Line of Credit (NBC)	—	85	(85)
Capco	27	19	8
Other	14	17	(3)
Total	$1,864	$1,330	$534
Interest expense related to securitizations increased as a result of an additional securitization transaction completed in December 2014. In June 2015, the Company received $19,119,000 under an unsecured revolving line of credit extended by UPS and NTS and incurred $461,000 in interest expense during the three months ended September 30, 2015. In June 2014,  the Company entered into a four year $20,000,000 credit agreement with Capital One, N.A. (“Capital One”) consisting of a $10,000,000 term loan and a revolving line of credit of up to $10,000,000. The Capital One term loan and line of credit were paid in full and extinguished in June 2015. In addition, $15,000 in interest expense was incurred on the Notes Due 2022. For the three months ended September 30, 2015, the Company did not incur interest expense related to the Sterling line of credit as it relates to Newtek Business Credit, a non-consolidated controlled portfolio company. Prior to the BDC Conversion, Newtek Business Credit was a consolidated subsidiary.
Net Realized Gains and Net Unrealized Appreciation and Depreciation

Realized gains or losses on investments are measured by the difference between the net proceeds from the repayment or sale and the cost basis of our investments without regard to unrealized appreciation or depreciation previously recognized and includes investments charged off during the period, net of recoveries. Realized gains for the three months ended September 30, 2015 were approximately $6,848,000 offset by approximately $228,000 of realized losses. The net change in unrealized appreciation or depreciation on investments primarily reflects the change in portfolio investment fair values during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

Net Realized Gains on SBA Non-Affiliate Investments

	For the three months ended September 30,
	2015		2014
(In thousands):	# of Debt Investments	$ Amount	# of Debt Investments	$ Amount
SBA non-affiliate investments originated during the quarter	75	$64,245	47	$48,685
SBA guaranteed non-affiliate investments sold during the quarter	76	$50,155	39	$36,523
Realized gains recognized on sale of SBA guaranteed non-affiliate investments	—	$6,848	—	$—
Premium income recognized		$—		$5,801
Average sale price as a percent of principal balance (1)		111.34%		113.19%

(1) Realized gains/premiums greater than 110.00% must be split 50/50 with the SBA in accordance with SBA regulations. The realized gains/premium income recognized above reflects amounts net of split with SBA.

Net realized gains for the three months ended September 30, 2015 were $6,620,000 compared to zero for the three months ended September 30, 2014. Net realized gains for the three months ended September 30, 2015 are comparable to premium income for the three months ended September 30, 2014. Premium income of $5,801,000 in 2014 relates to income earned from the sale of SBA loans. As a result of the BDC Conversion, the income related to these sales are recorded as realized gains in 2015. The increase is attributed to the increase in SBA investments sold. The increase was offset by a decrease in average sale premium from 113.19% for the three months ended September 30, 2014 compared to 111.34% three months ended September 30, 2015.

Net Unrealized Appreciation (Depreciation) on Investments
Unrealized appreciation on SBA guaranteed non-affiliate investments for the three months ended September 30, 2015 was $1,486,000. This appreciation relates to guaranteed portions of SBA debt investments made for which the Company sells into a secondary market. Unrealized depreciation of SBA guaranteed investments was $1,534,000 which represents the reversal of the unrealized appreciation of SBA guaranteed non-affiliate investments sold during the quarter. Net unrealized depreciation on SBA unguaranteed non-affiliate investments resulted from fair value adjustments on new investments.

Net unrealized appreciation on controlled investments was $770,000 for the three months ended September 30, 2015. This consisted primarily of $600,000, $215,000 and $200,000 of unrealized appreciation on the Company's investments in UPS, SBL and Newtek Insurance Agency, LLC (“NIA”), respectively. Unrealized appreciation was offset by unrealized depreciation of $50,000 and $208,000 on the Company's investments in NTS and NBC. The primary driver of the increase in UPS and NIA was better than projected financial performance. The primary driver of the increase in SBL was better than projected financial performance and the addition of a new third-party servicing contract which provides a longer-term stable revenue stream. The primary driver of the decrease in NTS and NBC was weaker than projected financial performance.

Net Unrealized Depreciation on Servicing Assets

The unrealized loss on servicing assets was $565,000 for the three months ended September 30, 2015. In 2014, servicing assets were recorded using the amortization method. As a result of the BDC Conversion, servicing assets are recorded at fair value at September 30, 2015. Amortization expense related to servicing assets was $397,000 for the three months ended September 30, 2014 and is included in depreciation and amortization expense in the condensed consolidated statements of operations.
Comparison for the nine months ended September 30, 2015 and 2014
Investment Income
Investment income for the nine months ended September 30, 2015 was $17,394,000 compared with total operating revenues of $112,381,000 for the nine months ended September 30, 2014. As a result of the BDC Conversion, there is no electronic payment processing revenue, web hosting and design revenue, servicing fee income from external portfolios, insurance commission revenue, and other income related to our payroll processing and accounts receivable financing and billing services included in the results for the nine months ended September 30, 2015.

Interest Income
Substantially all interest income for the nine months ended September 30, 2015 and 2014 was derived from SBA non-affiliate investments/loans. Interest income derived from SBA non-affiliate investments was $6,483,000 and $4,810,000 for the nine months ended September 30, 2015 and 2014, respectively. The increase in interest income is attributable to the average outstanding performing portfolio of SBA non-affiliate investments/loans increasing to $132,758,000 from $100,281,000 for the nine months ended September 30, 2015 and 2014, respectively. The increase in the average outstanding performing portfolio resulted from the origination of new SBA non-affiliate investments period over period.
NSBF Servicing Portfolio and Related Servicing Income
The following table represents NSBF originated servicing portfolio and servicing income earned for the nine months ended September 30, 2015 and 2014:

	Nine months ended September 30,
(In thousands):	2015	2014	$ Change	% Change
Total NSBF originated servicing portfolio (1)	$723,778	$578,269	$145,509	25%
Total servicing income earned	$3,373	$2,661	$712	27%
(1) Of this amount, the total average NSBF originated portfolio earning servicing income was $507,746,000 and $407,930,000 for the nine months ended September 30, 2015 and 2014, respectively.
Servicing fee income from the NSBF originated portfolio increased by $712,000 to $3,373,000 for the nine months ended September 30, 2015 compared to 2014. The increase was attributable to the increase in total portfolio investments for which we earn servicing income. The portfolio increased $145,509,000 period over period. The increase was a direct result of increased investments in SBA non-affiliate investments from 2014 to 2015. There was no servicing fee income recognized for loans serviced for third parties for the nine months ended September 30, 2015. This third party servicing revenue, which was previously included in consolidated results, is recognized and earned by one of the Company's controlled portfolio companies, SBL.
Dividend Income
Dividend income was $5,967,000 for the nine months ended September 30, 2015 and represents $3,600,000 received from UPS, $1,080,000 from Exponential Business Development Co., Inc. $600,000 from NTS, $300,000 from Premier and $348,000 from SBL. All dividends were received from controlled portfolio companies.
Other Income
Other income of $1,343,000 for the nine months ended September 30, 2015 relates primarily to legal, packaging, prepayment, and late fees earned from SBA loans. Other income is not comparable period over period as 2014 amounts include revenue from certain controlled portfolio companies which were consolidated subsidiaries at September 30, 2014.
Adjusted Net Investment Income

We utilize adjusted net investment income as a measure of our current and future financial performance. Adjusted net investment income is a non-GAAP financial measure and is not intended as an alternative measure of investment income as determined in accordance with GAAP. In addition, our calculation of adjusted net investment income is not necessarily comparable to similar measures as calculated by other companies that do not use the same definition or implementation guidelines. The table below reconciles net investment loss to adjusted net investment income.

Nine months ended September 30, 2015
Net investment loss	$(6,262)
Net realized gain on investments	21,659
Adjusted net investment income	$15,397

For the nine months ended September 30, 2014, the Company did not operate as a BDC and therefore did not have net investment or adjusted net investment income. We believe this is a useful measure as it depicts the current income generated from our investment activities during the period. We include net realized gains on investments because they are recurring income related to the sale of SBA guaranteed non-affiliate investments in the secondary market.
Expenses
Total expenses decreased from $101,711,000 to $23,656,000 for the nine months ended September 30, 2014 to 2015 as a result of the conversion to a BDC in November 2014. Electronic payment processing costs, salaries and benefits, depreciation and amortization, and other general and administrative expenses related to certain subsidiaries in 2014 are not included in 2015 results. As previously discussed, certain consolidated subsidiaries in 2014 are now reflected as investments in controlled portfolio companies and their results of operations are not included in 2015.
Interest expense decreased by $1,607,000 for the nine months ended September 30, 2015 compared to 2014. The following table highlights the components of interest expense for each period:

	Nine months ended
	September 30, 2015	September 30, 2014	Change
Securitization Trust VIE (NSBF)	$2,804	$2,247	$557
Summit Partners Credit Advisors, L.P. (NBS)	—	2,971	(2,971)
Capital One Lines of Credit (NSBF)	970	745	225
Capital One Term Loan and Line of Credit (NBS)	564	181	383
Notes due 2022	15	—	15
Related party note	491	—	491
Sterling Line of Credit (NBC)	—	277	(277)
Capco	63	66	(3)
Other	41	68	(27)
Total	$4,948	$6,555	$(1,607)
Interest expense related to securitizations increased as a result of an additional securitization transaction completed in December 2014. In June 2014,  the Company entered into a four year $20,000,000 credit agreement with Capital One, consisting of a $10,000,000 term loan and a revolving line of credit of up to $10,000,000. The term loan was obtained to pay off the Summit Partners debt which carried a higher interest rate. The net reduction in interest expense was $2,588,000. In June 2015, the Company received $19,119,000 under an unsecured revolving line of credit extended by UPS and NTS and incurred $491,000 in interest expense in 2015. In addition, $15,000 in interest expense was incurred on the Notes Due 2022. For the nine months ended September 30, 2015, the Company did not incur interest expense related to the Sterling line of credit as it relates to Newtek Business Credit, a controlled portfolio company. Prior to the BDC Conversion, Newtek Business Credit was a consolidated subsidiary.
Net Realized Gains and Net Unrealized Appreciation and Depreciation

Realized gains or losses on investments are measured by the difference between the net proceeds from the repayment or sale and the cost basis of our investments without regard to unrealized appreciation or depreciation previously recognized and includes investments charged off during the period, net of recoveries. Realized gains for the nine months ended September 30, 2015 were approximately $22,287,000 offset by approximately $628,000 of realized losses. The net change in unrealized appreciation or depreciation on investments primarily reflects the change in portfolio investment fair values during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

Net Realized Gains on SBA Non-Affiliate Investments

	For the nine months ended September 30,
	2015		2014
(In thousands):	# of Debt Investments	$ Amount	# of Debt Investments	$ Amount
SBA non-affiliate investments originated during the period	208	$167,756	134	$136,851
SBA guaranteed non-affiliate investments sold during the period	219	$154,687	125	$104,845
Realized gains recognized on sale of SBA guaranteed non-affiliate investments	—	$22,287	—	$—
Premium income recognized		$—		$15,930
Average sale price as a percent of principal balance (1)		112.09%		112.68%

(1) Realized gains/premiums greater than 110.00% must be split 50/50 with the SBA in accordance with SBA regulations. The realized gains/premium income recognized above reflects amounts net of split with SBA.

Net realized gains for the nine months ended September 30, 2015 was $21,659,000 compared to zero for the nine months ended September 30, 2014. Net realized gains for the nine months ended September 30, 2015 are comparable to premium income for the nine months ended September 30, 2014. Premium income of $15,930,000 in 2014 relates to premium income earned from the sale of SBA loans. As a result of the BDC Conversion, the income related to these sales are recorded as realized gains in 2015. The increase is attributed to the increase in SBA investments sold which was partially offset by a decrease in average sale premium from 112.68% for the nine months ended September 30, 2014 to 112.09% for the nine months ended September 30, 2015.

Net Unrealized Appreciation (Depreciation) on Investments

Unrealized appreciation on SBA guaranteed non-affiliate investments for the nine months ended September 30, 2015 was $5,582,000. This appreciation relates to guaranteed portions of SBA investments made for which the Company sells into a secondary market. Unrealized depreciation of SBA guaranteed investments was $8,792,000 which represents the reversal of the unrealized appreciation of SBA guaranteed non-affiliate investments sold during the quarter. Net unrealized depreciation on SBA unguaranteed non-affiliate investments resulted from fair value adjustments on new investments.

Net unrealized appreciation on controlled investments was $10,289,000 for the nine months ended September 30, 2015. This consisted primarily of $5,339,000 of unrealized appreciation on the Company's investment in UPS and $5,565,000 of unrealized appreciation on the Company's investment in SBL offset by unrealized depreciation of approximately $420,000 on the Company's investment in NTS and $408,000 on NBC. The primary driver for the increase in SBL was the addition of a new third-party servicing contract which provides a longer-term stable revenue stream. The primary driver of the increase in UPS was better than projected financial performance.

Net Unrealized Depreciation on Servicing Assets

The unrealized loss on servicing assets was $1,177,000 for the nine months ended September 30, 2015. In 2014, servicing assets were recorded using the amortization method. As a result of the BDC Conversion, servicing assets are recorded at fair value at September 30, 2015. Amortization expense related to servicing assets was $1,141,000 for the nine months ended September 30, 2014 and is included in depreciation and amortization expense in the condensed consolidated statements of operations.
Liquidity and Capital Resources
Overview
Cash requirements and liquidity needs over the next twelve months are anticipated to be funded primarily through operating results, available cash and cash equivalents, existing credit lines, proposed new credit lines, additional securitizations of the Company’s SBA lender’s unguaranteed loan portions and additional issuances of common stock.
In September 2015, the Company and U.S. Bank, N.A. (the “Trustee”), entered into the First Supplemental Indenture (the “First Supplemental Indenture”) to the Base Indenture between the Company and the Trustee, dated September 23, 2015, relating to the Company’s issuance, offer and sale of $8,200,000 aggregate principal amount of 7.5% notes due 2022. In

October 2015, the underwriters issued notification to exercise their over-allotment option for an additional $124,000 in aggregate principal amount of the Notes. The sale of the Notes generated net proceeds of approximately $7,913,000.

The Notes will mature on September 30, 2022 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after September 23, 2018, at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to but not including the date fixed for redemption. The Notes bear interest at a rate of 7.5% per year payable quarterly on March 31, June 30, September 30, and December 31 of each year, commencing on December 31, 2015, and trade on the NASDAQ Global Market under the trading symbol “NEWTZ.”

The Notes will be the Company’s direct unsecured obligations and will rank: (i) pari passu with the Company’s other outstanding and future unsecured indebtedness; (ii) senior to any of the Company’s future indebtedness that expressly provides it is subordinated to the Notes; (iii) effectively subordinated to all the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness; (iv) structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries.

The Base Indenture, as supplemented by the First Supplemental Indenture, contains certain covenants including covenants requiring the Company to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act and to comply with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act. These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by the First Supplemental Indenture. The Base Indenture, as supplemented by the First Supplemental Indenture, also contains certain reporting requirements, including a requirement that the Company provide financial information to the holders of the Notes and the Trustee if the Company should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934. The Base Indenture provides for customary events of default. As of September 30, 2015, the Company was in compliance with the terms of the Base Indenture as supplemented by the First Supplemental Indenture.

The Company intends to use the proceeds primarily to expand its financing activities and increase its activity in SBA 7(a) lending and make direct investments in portfolio companies (including from time to time, acquiring controlling interests in portfolio companies in accordance with its investment objectives and strategies.
Note Payable - Related Parties

On June 23, 2015, the Borrowers, each a controlled portfolio company of the Company, entered into a Credit and Guaranty Agreement (the “Agreement”), dated June 23, 2015, with Goldman Sachs Bank USA , as Administrative Agent, Collateral Agent and Lead Arranger, pursuant to which GS Bank agreed to extend to the Borrowers a term loan facility up to an aggregate principal amount of $38,000,000. On September 18, 2015, the Agreement was amended to add Premier as a Borrower. The Company, Newtek Business Services Holdco 1, Inc., a wholly-owned subsidiary of the Company, and certain subsidiaries of Intermediate Holdings party to the Agreement from time to time, have agreed to guarantee the repayment of the Facility and are parties to the Agreement as “Guarantors” thereunder. At September 30, 2015, $22,000,000 was outstanding under this Facility.
SBA Loans
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
Securitizations
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
On September 25, 2015, the Company completed a securitization of $40,800,000 of Standard and Poor’s (“S&P”) AA-rated Unguaranteed SBA 7(a) Loan-Backed Notes, Series 2010-1 (the “Notes”). This was our largest securitization transaction to date and was accomplished as an amendment and supplement to our 2010-1 securitization. The Notes are collateralized by the right to receive payments and other recoveries attributable to the non-guaranteed portions of SBA 7(a) Loans made by NSBF and overcollateralized by NSBF’s participation interest in the non-guaranteed interests. Sandler O’Neill + Partners L.P. acted as the placement agent for the sale of the Notes and placed this issue with five institutional investors, three of whom were new to our securitization investment program. The Notes were priced and sold to investors at a yield of 2.5%, which represents an approximate 100 basis point improvement in the overall yield since our last securitization transaction priced. S&P rated the Notes as ‘AA’ based on the collateral in the entire, upsized pool.

Capital One Term Loan and Line of Credit (NBS)

In June 2014, the Company entered into a four year $20,000,000 credit agreement with Capital One consisting of a $10,000,000 term loan and a revolving line of credit of up to $10,000,000. Principal and interest on the term loan was payable quarterly in arrears and the interest rate was Prime plus 250 basis points.  The term loan was being amortized over a six year period with a final payment due on the maturity date.  The interest rate on the revolving line of credit is also Prime plus 250 basis points and was payable monthly in arrears with the principal due at maturity. In addition, the revolving line accrued interest of 0.375% on the unused portion of the line which was payable quarterly in arrears. All outstanding principal was repaid and the credit facility was retired in June 2015.

Capital One Line of Credit (NSBF)

In July 2013 the SBA lender, received an extension on the maturity of its warehouse lines of credit, totaling $27,000,000 with Capital One from September 30, 2013 to May 31, 2015, at which time the outstanding balance would be converted into a three-year term loan. The extension also enhanced the terms of the credit facilities by removing the $15,000,000 funding sublimit for the non-guaranteed portions of the SBA 7(a) loans NSBF originates, and increasing the advance rate to 55% from 50% for the non-guaranteed portions of the SBA 7(a) loans.  As of September 30, 2015 and December 31, 2014, NSBF had $21,849,000 and $33,856,000 outstanding under the line of credit. The interest rate on the portion of the facility, collateralized by the government guaranteed portion of SBA 7(a) loans, is set at Prime plus 100 basis points, and there is a quarterly facility fee equal to 25 basis points on the unused portion of the revolving credit calculated as of the end of each calendar quarter. The interest rate on the portion of the facility, collateralized by the non-guaranteed portion of SBA 7(a) loans, is set at Prime plus 187.5 basis points, and there is a quarterly facility fee equal to 25 basis points on the unused portion of the revolving credit calculated as of the end of each calendar quarter. On October 29, 2014, NSBF, closed an additional $23,000,000 in financing with Capital One which increased the existing revolving credit facility from $27,000,000 to $50,000,000.  The amendment also extended the term of the facility from May 31, 2015 to May 16, 2018. In June 2015, NSBF amended its existing facility to eliminate the fixed charge coverage ratio in exchange for a debt service ratio, new EBITDA minimums, the elimination of restrictions on the Company’s ability to pay dividends to its stockholders, as well as the release of the guarantees of the Company’s former subsidiaries (now treated as portfolio companies). In addition, the amendment extended the date on which the facility will convert to a term loan from May 16, 2016 to May 16, 2017 and extended the maturity date of the facility to May 16, 2019.  At September 30, 2015, the Company was in full compliance with all applicable loan covenants.

The following is a summary of our borrowings as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015			December 31, 2014
Facility	Commitments	Borrowings Outstanding	Weighted Average Interest Rate	Commitments	Borrowings Outstanding	Weighted Average Interest Rate
Capital One Line of Credit - Guaranteed (1)	$50,000	$19,549	4.25%	$50,000	$28,722	4.25%
Capital One Line of Credit - Unguaranteed (1)	—	2,300	5.13%	—	5,134	5.13%
Capital One Term Loan	—	—	—%	10,000	9,167	5.75%
Notes Due 2022	8,200	8,200	7.50%	—	—	—%
Note Payable - Related Parties	38,000	18,121	7.50%	—	—	—%
Notes Payable - Securitization Trusts	97,930	97,930	3.28%	79,520	79,520	3.80%
Total	$194,130	$146,100	4.20%	$139,520	$122,543	4.11%

(1) Total combined commitments of the Guaranteed and Unguaranteed lines of credit are $50,000,000 at September 30, 2015 and December 31, 2014.
Cash Flows and Liquidity
As of September 30, 2015, the Company’s unused sources of liquidity consisted of $10,104,000 available through the combined Capital One facilities; $11,000,000 available through notes payable with related parties; $3,098,000 in unrestricted cash and $36,000 in money market funds.

Restricted cash of $26,722,000 as of September 30, 2015 is primarily held in NSBF. The majority, or $25,621,000 of restricted cash, is related to NSBF, and includes amounts held in a prefunded account to be used to originate new loans, reserves in the event payments are insufficient to cover interest and/or principal with respect to the securitization, payments collected which are due to loan participants, a reserve established as part of a voluntary agreement with the SBA and amounts owed to the SBA.

In summary, the Company generated and used cash as follows:

	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Net cash (used in) provided by operating activities	$(20,989)	$16,334
Net cash used in investing activities	(93)	(25,157)
Net cash provided by financing activities	6,367	717
Net decrease in cash and cash equivalents	(14,715)	(8,106)
Cash and cash equivalents, beginning of period	17,813	12,508
Cash and cash equivalents, end of period	$3,098	$4,402
The summary presented above is not comparable due to cash flow presentation changes required as a result of the conversion to a BDC. The most significant change relates to the presentation of cash flows related to SBA debt investments/loans which are included in investing activities for the nine months ended September 30, 2014 and operating activities for the nine months ended September 30, 2015.
Net cash flows from operating activities decreased $37,323,000 for the nine months ended September 30, 2015. The decrease was primarily attributed to an increase in broker receivables. The Company did not have any broker receivables at December 31, 2014 which caused the decrease in 2015. Broker receivables arise from the guaranteed portions of SBA 7(a) loans that were traded but had not settled before period end and represent the amount of cash due from the purchasing broker; the amount varies depending on loan origination volume and timing of sales at period end. The decrease was also attributed to investments made in Premier and Titanium Asset Management LLC of $16,230,000 combined. Originations of SBA 7(a) loans (net of repayments) of $154,212,000 were offset by proceeds from the sale of SBA 7(a) guaranteed loans (net of realized gains) of

$155,333,000. As discussed below, originations and repayments were included in investing activities during the nine months ended September 30, 2014 but are included in operating activities during the nine months ended September 30, 2015.
Net cash used in investing activities primarily includes the originations and repayments of the unguaranteed portions of SBA 7(a) loans for the nine months ended September 30, 2014. As a result of the BDC Conversion, originations and repayments of SBA 7(a) debt investments are included in operating activities for the nine months ended September 30, 2015. Net cash used also includes the purchase of fixed assets. Net cash used in investing activities decreased by $25,064,000 to cash used of $93,000 for the nine months ended September 30, 2015 compared to cash used of $25,157,000 for the nine months ended September 30, 2014. The decrease was due primarily to originations and repayments of SBA 7(a) debt investments being included in operating activities subsequent to the conversion to a BDC. SBA 7(a) debt investments, net of repayments were $24,167,000 for the nine months ended September 30, 2014.
Net cash provided by financing activities increased by $5,650,000 for the nine months ended September 30, 2015. The increase is primarily attributed to net borrowings from a related party note payable of $18,121,000, proceeds from notes issued due in 2022 of $8,200,000, the issuance of senior notes in connection with the upsizing of the 2010 Securitization Trust of $32,029,000. The increase was offset by a $16,036,000 increase in net repayments on bank lines of credit, $8,787,000 of dividends paid in 2015 compared to no dividends paid in 2014, a $10,975,000 decrease in restricted cash related to securitizations, an increase of $5,749,000 in payments related to securitizations, and $2,414,000 distribution to the members of Exponential of New York, LLC. In 2014, the Company had proceeds from a term loan of $10,000,00. There were no proceeds from term loans in 2015.
Contractual Obligations
The following chart represents Newtek’s significant obligations and commitments as of September 30, 2015, (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year		1-3 years	3-5 years		More than 5 years
Bank notes payable (a)	$21,849	$19,549	(b)	$—	$2,300	(c)	$—
Securitization notes payable (d)	97,930	—		—	—		97,930
Notes due 2022 (e)	8,200	—		—	—		8,200
Note payable - related parties (f)	18,121	—		—	18,121		—
Totals	$146,100	$19,549		$—	$20,421		$106,130

(a)	Payable to Capital One: Interest rates range from 4.25% to 5.75%.

(b)	Includes:
The amount outstanding on the NSBF Capital One guaranteed line. Amount payable upon sale of the guaranteed portions of loans which generally occurs within 0-60 days.

(c)	Includes:
$2,300,000 outstanding on the NSBF Capital One unguaranteed line, which converts to a three year term loan on May 16, 2017 maturing on May 16, 2019.

(d)	Includes:
$97,930,000 net of discount, of securitization notes with legal maturity of 30 years bearing interest at rates between London Interbank Offered Rate (“LIBOR”) plus 3.45% to prime plus 0.75%; actual principal payments will be paid by cash flow in excess of that needed to pay various fees related to the operation of the Trust and interest on the debt.
(e)     Notes due 2022 bear interest at 7.5%. Interest is payable quarterly.
(f)     Revolving line of credit which carries interest at 7.5%. Consists $13,591,000 due to UPS and $4,530,000 due to NTS as of September 30, 2015.
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

Distributions

Beginning in the first quarter of 2015, and to the extent that we have income available, we have made and intend to continue to make quarterly distributions to our stockholders out of assets legally available for distribution. Our quarterly distributions, if any, will be determined by our board of directors.

Any distribution to our stockholders will be declared out of assets legally available for distribution. Distributions in excess of current and accumulated earnings and profits will be treated as a non-taxable return of capital to the extent of a stockholder’s basis in our stock and, assuming that a stockholder holds our stock as a capital asset, thereafter as a capital gain. Generally, a non-taxable return of capital will reduce a stockholder’s basis in our stock for federal tax purposes, which will result in higher tax liability when the stock is sold.

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

Refer to Note 15 “Subsequent Events” for discussion of special dividend declared on October 1, 2015.
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
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels for disclosure purposes. The Company carries all investments at fair value. Additionally, the Company carries its credits in lieu of cash, notes payable in credits in lieu of cash, and servicing assets at fair value. The fair value hierarchy gives the highest priority (Level 1) to quoted prices in active markets for identical assets or liabilities and gives the lowest priority to unobservable inputs (Level 3). An asset or liability’s classification within the fair value hierarchy is based on the lowest level of the significant input to its valuation. The levels of the fair value hierarchy are as follows:

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
New Accounting Standards

In September 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-16 “Simplifying the Accounting for Measurement-Period Adjustments.” The update requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The update requires that the acquirer record in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. This ASU is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods.The Company does not expect this update to have a material impact on our condensed consolidated financial statements and disclosures.

In August 2015, the FASB issued ASU 2015-15 “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” The update allows debt issuance costs related to a line-of-credit arrangement to be deferred as an asset and subsequently amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. As the Company currently presents such debt issuance costs in accordance with the update, the Company does not expect this update to have a material impact on our condensed consolidated financial statements and disclosures.

In May 2015, the FASB issued ASU 2015-07 “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” The update changes the requirements for the presentation of certain investments using the net asset value, providing a practical expedient to exclude such investments from categorization within the fair value hierarchy and make a separate disclosure. This ASU is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods. The Company does not expect this guidance to have a material impact on its condensed consolidated financial statements and disclosures.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This update requires that debt issuance costs be presented in the balance sheet as a direct deduction from the debt liability. This ASU is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company is evaluating the impact of this update to the consolidated financial statements.

Off Balance Sheet Arrangements
There were no off balance sheet arrangements as of September 30, 2015.
Recent Developments
Quarterly Dividend
On October 1, 2015 the Company declared a quarterly cash dividend of $0.50 per share payable on November 3, 2015 to stockholders of record as of October 22, 2015. The dividend will be paid in cash or shares of the Company's common stock through participation in the Company's dividend reinvestment plan, at the election of stockholders.
Special Dividend/NAV
On October 1, 2015, the Company declared a one-time special dividend of approximately $34,000,000 or $3.29 per share payable on December 31, 2015 to stockholders of record as of November 18, 2015. As a result of the completion of the Company's sale of 2,300,000 common shares on October 15,2015, as discussed below, the special dividend per share has been adjusted to $2.69 per share. This special dividend was declared as a result of the Company’s intention to elect RIC status for tax year 2015, as it must distribute 100% of its accumulated earnings and profits through December 31, 2014 in order to qualify as a RIC.  The special dividend amount of approximately $34,000,000 was computed based on the final earnings and profits analysis completed through December 31, 2014.
The dividend will be paid in cash or shares of the Company's common stock at the election of each stockholder. The total amount of cash to be distributed to all stockholders will be limited to 27% of the total dividend to be paid to stockholders. The remainder of the dividend (approximately 73%) will be paid in the form of shares of the Company's common stock. The exact distribution of cash and stock to any given stockholder will be dependent upon their election as well as elections of other stockholders, subject to the pro-rata limitation described above.
As a result of its declaring the special dividend, and the resulting obligation, as well as the Board’s assessment as to whether any other material change in the Company’s net asset value (“NAV”) has occurred since the Company disclosed NAV in its Form 10-Q for the quarter ended June 30, 2015 with the Securities and Exchange Commission, the Board adjusted the Company’s NAV on the declaration date of the special dividend to reflect the total obligation. As the number of shares of the Company’s common stock to be distributed to shareholders was undeterminable on the date of declaration, the Company recorded the entire amount of the special dividend obligation as a liability on October 1, 2015, with a corresponding reduction in NAV and NAV per share. As a further result, the Board declared an adjusted NAV of $135.6 million and NAV per share of $13.10, based on the Company’s common shares outstanding as of October 1, 2015. Further, when the special dividend is paid, the resulting impact to NAV may be an increase in NAV based on the number of shares of the Company’s common stock issued at the election of shareholders and the market value of the shares upon issuance.

Pursuant to Board determination, the following is the Company's NAV, and NAV per share on September 30, 2015 and the Company's NAV and NAV per share on October 1, 2015 (in thousands, except per share amounts):

	NAV	NAV Per Share*
NAV, September 30, 2015	$174,733	$16.88
Declaration of special dividend, October 1, 2015	(34,035)	(3.29)
Declaration of third quarter dividend, October 1, 2015	(5,174)	(0.50)
NAV, October 1, 2015	$135,524	$13.10
* amounts may not foot due to rounding
7.5% Notes Due 2022
On October 15, 2015, in connection with the public offering of the Notes Due 2022, the underwriters exercised their option to purchase $124,000 in aggregate principal amount of notes for an additional $119,660 in net proceeds.
Equity Offering
On October 15, 2015 the Company completed an offering of 2,300,000 shares of common stock at a public offering price of$16.50 per share. Total proceeds received less underwriter discounts, commissions and offering costs was approximately $35,450,000.

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
NSBF primarily lends at an interest rate of prime, which resets on a quarterly basis, plus a fixed margin. The Capital One term loan and revolver lines as well as the securitization notes are on a prime plus a fixed factor basis. As a result, the Company believes it has matched its cost of funds to its interest income in its financing activities. However, because of the differential between the amount lent and the smaller amount financed a significant change in market interest rates will have a material effect on our income. In periods of sharply rising interest rates, our cost of funds will increase at a slower rate than the interest income earned on the loans we have made; this should improve our net investment income, holding all other factors constant. However, a reduction in interest rates will result in the Company experiencing a reduction in investment income; that is, its interest income will decline more quickly than interest expense resulting in a net reduction of benefit to investment income.
NSBF depends on the availability of secondary market purchasers for the guaranteed portions of SBA loans and the premium received on such sales to support its lending operations. At this time the secondary market for the guaranteed portions of SBA loans is robust but during the 2008 and 2009 financial crisis the Company had difficulty selling its loans for a premium; although not expected at this time, if such conditions did recur NSBF would most likely cease making new loans and could experience a substantial reduction in profitability.
We do not have significant exposure to changing interest rates on invested cash (includes cash and cash equivalents, restricted cash and money market funds) which was approximately $29,856,000 at September 30, 2015. We do not purchase or hold derivative financial instruments for trading purposes. All of our transactions are conducted in U.S. dollars and we do not have any foreign currency or foreign exchange risk. We do not trade commodities or have any commodity price risk.
We believe that we have placed our demand deposits, cash investments and their equivalents with high credit-quality financial institutions. Invested cash is held almost exclusively at financial institutions of high credit quality. The Company invests cash not held in interest free checking accounts or bank money market accounts mainly in U.S. Treasury only money market instruments or funds and other investment-grade securities. As of September 30, 2015, cash deposits in excess of FDIC and SIPC insurance totaled approximately $22,165,000.
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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.

In the ordinary course of business, the Company and its wholly owned portfolio companies may from time to time be party to lawsuits and claims. The Company evaluates such matters on a case by case basis and its policy is to contest vigorously any claims it believes are without compelling merit. The Company’s wholly owned portfolio companies are currently involved in various litigation matters.

On January 21, 2014, NCMIC Finance Corporation (“NCMIC”) filed a complaint against Universal Processing Services of Wisconsin, LLC (“UPS”), the Company’s merchant processing portfolio company, in the United States District Court for the Southern District of Iowa. The complaint asserts claims against UPS for breach of the UPS and NCMIC agreement for the processing of credit card transactions, and seeks monetary relief. The Company believes that the claims asserted in the complaint are wholly without merit and intends to vigorously defend the action. Trial is currently set for December 2015.

On October 13, 2015, UPS filed an action against NCMIC and NCMIC related entities seeking, among other things, indemnification in connection with the claims asserted by NCMIC against UPS, as well as for monetary damages for breach of contract and fraud.

As previously disclosed, during the quarter ended June 30, 2013, the Federal Trade Commission (the “FTC”) amended an existing complaint in the matter Federal Trade Commission v. WV Universal Management, LLC et al., pending in the United States District Court for the Middle District of Florida (the “Court”), to add UPS as an additional defendant on one count of providing substantial assistance in violation of the Telemarketing Sales Rule. On November 18, 2014, the Court issued an Order granting the FTC’s motion for summary judgment against UPS on the single count. Subsequently, the FTC filed motions for a permanent injunction and equitable monetary relief against UPS and the other remaining defendants. Prior to the Court hearing on the motions, UPS and the FTC reached a settlement on the FTC’s motion for a permanent injunction. On February 11, 2015, the Court granted the FTC’s motion for equitable relief against UPS and the other remaining defendants, ordering that the remaining defendants pay $1,735,000 in equitable monetary relief. UPS had previously recorded a reserve for the full amount of the potential loss. On May 19, 2015, the Court entered an equitable monetary judgment against UPS for approximately $1,735,000, which has been deposited with the Court pending the outcome of UPS’ appeal of the judgment.

UPS instituted an action against a former independent sales agent in Wisconsin state court for, among other things, breach of contract.  The former sales agent answered the complaint and filed counterclaims against UPS.  The case is in the discovery phase.  UPS intends to vigorously pursue its claims against the former sales agent and defend the counterclaims asserted.

Management has reviewed all other legal claims against the Company with counsel and has taken into consideration the views of such counsel, as to the outcome of the claims. In management’s opinion, final disposition of all such claims will not have a material adverse effect on the results of operations, cash flows or financial position of the Company.

ITEM 1A. RISK FACTORS.

In addition to risks factors discussed below, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which could materially affect our business, financial condition and/or operating results. The risks described below and in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The 7.5% notes due 2022 (the “Notes”) are unsecured and therefore are effectively subordinated to any secured indebtedness we have outstanding or may incur in the future.

The Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have outstanding or may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security). In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the existing or future secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes. As of September 30, 2015, we had approximately $146,100,000 of indebtedness outstanding.

The Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

The Notes are obligations exclusively of the Company and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the Notes and the Notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future. Any assets of our subsidiaries will not be directly available to satisfy the claims of our creditors, including holders of the Notes.

Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors (including trade creditors) and holders of preferred stock, if any, of our subsidiaries will have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the Notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish as financing vehicles or otherwise.

The indenture under which the Notes were issued contains limited protection for holders of the Notes.

The indenture under which the Notes were issued offers limited protection to holders of the Notes. The terms of the indenture and the Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have a material adverse impact on your investment in the Notes. In particular, the terms of the indenture and the Notes do not place any restrictions on our or our subsidiaries’ ability to:

•
issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the Notes, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to us by the SEC. Currently, these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowings;

•
pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the Notes, including subordinated indebtedness, in each case other than dividends, purchases, redemptions or payments that would cause a violation of Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions, giving effect to (i) any exemptive relief granted to us by the SEC and (ii) no-action relief granted by the SEC to another BDC (or to the Company if it determines to seek such similar no-action or other relief) permitting the BDC to declare any cash dividend or distribution notwithstanding the prohibition contained in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act in order to maintain the BDC’s status as a RIC under Subchapter M of the Code (these provisions generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock, or purchasing any such capital stock if our asset coverage, as defined in the 1940 Act, is below 200% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase);

•	sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);

•	enter into transactions with affiliates;

•	create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;

•	make investments; or

•	create restrictions on the payment of dividends or other amounts to us from our subsidiaries.

In addition, the indenture does not require us to offer to purchase the Notes in connection with a change of control, asset sale or any other event.

Furthermore, the terms of the indenture and the Notes do not protect holders of the Notes in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow or liquidity.

Our ability to recapitalize, incur additional debt and take a number of other actions that are not limited by the terms of the Notes may have important consequences for you as a holder of the Notes, including making it more difficult for us to satisfy our obligations with respect to the Notes or negatively affecting the trading value of the Notes.

Other debt we issue or incur in the future could contain more protections for its holders than the indenture and the Notes, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of the Notes.

The trading market or market value of our publicly traded debt securities may fluctuate

The Notes are a new issue of debt securities listed on the NASDAQ Global Market under the symbol “NEWTZ.” Although the Notes are listed on NASDAQ, we cannot assure you that a trading market for our publicly issued debt securities will be maintained. In addition to our creditworthiness, many factors may materially adversely affect the trading market for, and market value of, our publicly issued debt securities. These factors include, but are not limited to, the following:

•	the time remaining to the maturity of these debt instruments;

•	the outstanding principal amount of debt securities with terms identical to these debt securities;

•	the ratings assigned by the national statistical rating agencies;

•	the general economic environment;

•	the supply of debt securities trading in the secondary market, if any;

•	the level, direction and volatility of market interest rates generally; and

•	market rates of interest higher or lower than rates borne by the debt securities.

You should be aware that there may be a limited number of buyers when you decide to sell your securities. This too may materially adversely affect the market value of the debt securities of the trading market for the debt securities.

If we default on our obligations to pay other indebtedness that we may incur in the future, we may not be able to make payments on the Notes.

In the future, we may enter into agreements to incur additional indebtedness, including a secured credit facility. A default under such agreements to which we may be a party that is not waived by the required lenders or holders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the Notes and substantially decrease the market value of the Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on such future additional indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing such future additional indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders of other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations could proceed against the collateral securing the debt. Because any future credit facilities likely will have customary cross-default provisions, if the indebtedness under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

We may choose to redeem the Notes when prevailing interest rates are relatively low.

On or after September 23, 2018, we may choose to redeem the Notes from time to time, especially when prevailing interest rates are lower than the interest rate on the Notes. If prevailing rates are lower at the time of redemption, you may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the interest rate on the Notes being redeemed. Our redemption right also may adversely impact your ability to sell the Notes as the optional redemption date or period approaches.

Pending legislation may allow us to incur additional leverage.

As a BDC, under the 1940 Act we generally are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). If legislation previously introduced in the U.S. House of Representatives is passed, or similar legislation is introduced, it would modify this section of the 1940 Act and increase the amount of debt that BDCs may incur by modifying the asset coverage percentage from 200% to 150%. As a result, we may be able to incur additional indebtedness in the future and therefore your risk of an investment in us may increase.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In connection with the acquisition of Premier Payments LLC, the Company issued 130,959 restricted common shares to Jeffrey Rubin, a related party, in a private transaction as a portion of the consideration, as discussed herein.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Number	Description
11	Computation of Per Share Earnings (included in the notes to the condensed consolidated financial statements in this report).

31.1	Certification by Principal Executive Officer required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended, filed herewith.

31.2	Certification by Principal Financial Officer required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended, filed herewith.

32.1	Certification by Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

99.1	Amended and Restated Form of Custody Agreement dated as of October 30, 2015 by and between Newtek Business Services Corp. and U.S. Bank National Association, filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWTEK BUSINESS SERVICES CORP.

Date: November 5, 2015	By:	/S/ BARRY SLOANE
Barry Sloane
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2015	By:	/S/ JENNIFER EDDELSON
Jennifer Eddelson
Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)