Form 10-K
period 2015-12-31
Newtek Business Services Corp.
filed 2016-03-15
CIK 1587987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-K
____________________________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 814-01035

____________________________________________
NEWTEK BUSINESS SERVICES CORP.
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

 ____________________________________________
Securities Registered Pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered

Common Stock, par value $0.02 per share	NASDAQ Global Market
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $144,379,000 as of the last business day of the registrant’s second fiscal quarter of 2015, based on a closing price on that date of $17.72 on the NASDAQ Capital Market. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates.
As of March 10, 2016 there were 14,522,368 shares issued and outstanding of the registrant’s Common Stock, par value $0.02 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES

PART I
On November 12, 2014, Newtek Business Services, Inc. merged with and into Newtek Business Services Corp., a newly-formed Maryland corporation, for the purpose of reincorporating in Maryland (the “Merger”), and thereafter filed an election to be regulated as a business development company ( “BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) (referred to herein as the “Conversion” or “BDC Conversion”). All subsidiaries and controlled portfolio companies (as defined below) became the property of Newtek Business Services Corp. as part of the Merger. Except as otherwise noted, the terms “we,” “us,” “our,” “Company” and “Newtek” refer to Newtek Business Services, Inc. prior to the Conversion and its successor, Newtek Business Services Corp. following the Conversion.
On October 22, 2014, we effectuated the 1-for-5 reverse stock split (the “Reverse Stock Split”). On November 18, 2014 we completed an offering of 2,530,000 shares of our common stock at an offering price of $12.50 per share for total gross proceeds of $31,625,000. Unless otherwise indicated, the disclosures in this annual report on Form 10-K give effect to the Conversion and Reverse Stock Split.
ITEM 1. BUSINESS.

We are an internally managed non-diversified closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. We also intend to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code (the “Code”) for U.S. federal income tax purposes, beginning with our 2015 tax year. We were formed to continue and expand the business of Newtek Business Services, Inc. We expect that our investments will typically be similar to the investments we made prior to our reincorporation.

As a BDC, our investment objective is to generate both current income and capital appreciation primarily through loans originated by our small business finance platform and our equity investments in certain portfolio companies that we control.

Our Business

We are an internally managed BDC that is a leading national non-bank lender that provides, together with our controlled portfolio companies, a wide range of business services and financial products under the Newtek brand to the small- and medium-sized business (“SMB”) market. Newtek’s products and services include: Business Lending including U.S. Small Business Administration (“SBA”) 7(a) lending, Electronic Payment Processing, Managed Technology Solutions (Cloud Computing), eCommerce, Accounts Receivable Financing, The Secure Gateway, The Newtek Advantage®, personal and commercial Insurance Services, Web Services, Data Backup, Storage and Retrieval and Payroll Solutions to over 100,000 SMB accounts, across all industries. We have an established and reliable platform that is not limited by client size, industry type or location. As a result, we believe we have a strong and diversified client base across every state in the U.S. and across a variety of different industries. In addition, we have developed a financial and technology based business model that enables us and our controlled portfolio companies to acquire and process our SMB clients in a very cost effective manner. This capability is supported in large part by NewTracker®, our patented prospect management technology software which is similar to but we believe is better than the system popularized by Salesforce.com. We believe that this technology and low cost business model distinguishes us from our competitors.

We focus on serving the SMB market, which we estimate to be over 27 million businesses in the U.S. These businesses have historically been underserved by traditional financial institutions and typically lack the capital resources to build a competitive business and marketing infrastructure on their own. Further, in today’s economic climate, SMBs have particular difficulty obtaining capital from traditional lending sources. While we do not compete directly with alternative online lenders such as The Lending Club, Prosper.com, OnDeck Capital, Inc. and Kabbage Inc., we do provide financing solutions as an alternative to traditional lending. We believe there is significant demand for such alternative financing among SMBs. Our lending solutions and our controlled portfolio companies’ outsourced business solutions help clients manage and grow their businesses and compete effectively in today’s marketplace. We obtain our customers through referrals from various business partners, such as banks, insurance companies, credit unions and other affinity groups, as well as through our own direct sales force and advertising campaigns. We source, acquire and process SMB customers in a cost effective manner without reliance on high cost sales staff and time consuming application processes.

In lending, we believe we are a leading capital provider to SMBs based on our loan volume. We originate loans through a variety of sourcing channels and, through a disciplined underwriting process, seek to achieve attractive risk-weighted returns. Our multi-faceted relationships with certain borrowers allows us to closely monitor their credit profile and take an active role in managing our investment. Further, our lending capabilities coupled with the broad outsourced business solutions of our controlled portfolio companies creates attractive cross-selling opportunities within our client base. We believe our business model creates powerful network effects which will help drive growth and operating leverage in our business. In addition, our

SBA loans are structured so that the government guaranteed portion can be rapidly sold, which, based on our historic ability to securitize the unguaranteed portions and assuming the continuation of current market conditions, allows us to quickly recover our principal and earn excess capital on each loan, usually in less than a year. We may in the future determine to retain the government guaranteed or unguaranteed portions of loans pending deployment of excess capital. From 2012 through December 31, 2015, we have consistently been the largest non-bank lender and currently are the seventh largest SBA 7(a) lender in the U.S. based on dollar lending volume.

Our proprietary and patented technology platform which we make available to our controlled portfolio companies enables them to provide our clients with a real-time management solution that organizes all of a business’s critical transaction and economic, eCommerce and website traffic data on a smartphone, tablet, laptop or personal computer. This technology provides critical consumer and marketing intelligence, including data mining, and provides a range of differentiated solutions and analytical tools that may be easily customized and integrated within their clients’ existing business processes. It also provides clients with seamless connectivity to a payment and managed technology infrastructure that is secure, fully compliant and regularly updated with the latest capabilities, services and functionalities. The platform is scalable to facilitate growth and meet the needs of new clients and consists solely of cloud-based offerings.

Newtek and its controlled portfolio companies all use NewTracker®, our patented and proprietary technology for receiving, processing and monitoring prospective customers. This enables all operations to acquire SMB customers in a cost effective manner as it is all accomplished by skilled staff using state of the art technology without the need for high cost sales staff or applications processors. It also permits our referral partners to have a real time window into the back office processing of their referrals given. The software automatically pre-populates any necessary forms or applications so the processing is efficient and also cost effective. Finally, it also identifies opportunities for the cross-sale of other Newtek branded products or services.

Small Business Finance

Our portfolio consists of guaranteed and unguaranteed non-affiliate loan investments that were made through our small business finance platform, comprised of Newtek Small Business Finance, LLC (“NSBF”), a nationally licensed SBA lender. NSBF originates, sells and services SBA 7(a) loans made to qualifying SMBs, which are partially guaranteed by the SBA. The small business finance platform also includes CDS Business Services, Inc. d/b/a Newtek Business Credit Solutions (“NBC”), a portfolio company, which provides receivables financing, including inventory financing and health care receivables financing, and management services to SMBs, which may obtain $10,000 to $2,000,000 per month through the sale of their trade receivables. In addition, NBC funds SBA 504 loans which provide financing of fixed assets such as real estate or equipment. An additional wholly-owned portfolio company, Small Business Lending, Inc. d/b/a Newtek Small Business Lending (“SBL”), engages in third party loan servicing for SBA and non-SBA loans.

We intend to continue to expand our small business finance platform primarily by expanding senior secured lending through NSBF. NSBF is one of 14 SBA licensed Small Business Lending Companies that provide loans nationwide under the SBA 7(a) loan program. NSBF has received Preferred Lenders Program (“PLP”) status, a designation whereby the SBA authorizes SBA lenders, based on their record with the SBA and proficiency in processing and servicing SBA-guaranteed loans, to place SBA guarantees on loans without seeking prior SBA review and approval. PLP status allows NSBF to serve its clients in an expedited manner since it is not required to present applications to the SBA for concurrent review and approval. We believe NSBF's SBA license, combined with NSBF's PLP designation, provides us with a distinct competitive advantage over other SMB lenders that have not overcome these significant barriers-to-entry in our primary loan market. NSBF originated approximately $202,300,000 of SBA 7(a) loans during 2014 and approximately $242,496,000 in 2015. We believe that we will continue to be introduced to a variety of high-quality investment opportunities through our existing loan sourcing channels and our controlled portfolio companies’ relationships with their clients, and our status as a BDC which helps fuel the growth of our loan portfolio by providing us with better access to lower-cost capital.

The SBA is an independent government agency that facilitates one of the nation’s largest source of SMB financing by providing credit guarantees for its loan programs. Under the SBA’s 7(a) lending program, a bank or other lender such as NSBF underwrites a loan between $50,000 and $5,000,000 for a variety of general business purposes based on the SBA’s guidelines and the SBA provides a partial guarantee on the loan. Depending on the loan size, the SBA typically guarantees between 75% and 90% of the principal and interest due. The recoveries and expenses on the unguaranteed portions of these loans are shared pari passu between the SBA and the lender, which substantially reduces the loss severity on the unguaranteed portion of a loan for SBA 7(a) loan investors. SBA 7(a) loans are typically between five and 25 years in maturity, are four to five years in duration and bear interest at the prime rate plus a spread from 2.25% to 2.75%. Since the guaranteed portions of SBA 7(a) loans carry the full faith and credit of the U.S. government, lenders may, and frequently do, sell the guaranteed portion of SBA 7(a) loans in the capital markets, hold the unguaranteed portion and retain all loan servicing rights.

NSBF has a dedicated capital markets team that sells or securitizes the guaranteed and the unguaranteed portions of its SBA 7(a) loans. Historically, NSBF has sold the guaranteed portion of its originated SBA 7(a) loans within two weeks of origination and retained the unguaranteed portion until accumulating sufficient loans for a securitization. Since inception, NSBF has sold SBA guaranteed portions of SBA 7(a) loans at premiums ranging from 106% to 120% of par value and typically any portion of the premium that was above 110% of par value was shared equally between NSBF and the SBA. Since December 2010, NSBF has maintained its securitization program for unguaranteed portions of its SBA 7(a) loans and has successfully completed six securitization transactions with Standard & Poor’s AA or A ratings and attractive advance rates of approximately 70% of par value. NSBF intends to complete additional securitizations in the future which may be on comparable although not necessarily identical terms and conditions. We may determine to retain the government guaranteed or unguaranteed portions of loans pending deployment of excess capital.

NSBF’s senior lending team has focused on making smaller loans, approximately $1,000,000 or less, in order to maintain a diversified pool of loans that are dispersed both geographically and among industries, which limits NSBF’s exposure to regional and industry-specific economic downturns. Specifically, as of December 31, 2015, NSBF’s loan portfolio consisted of 947 loans originated across 50 states in 71 different industries as defined by the North American Industry Classification System (“NAICS”). The following charts summarize NSBF’s mix of investment concentrations by industry and geography as of December 31, 2015 (in thousands):

Distribution by NAICS Code Description

NAICS Code Description	Number of Loans	Aggregate Balance ($)	Average Balance ($)	Percentage of Balance
Food Services and Drinking Places	119	$14,955	$126	9.0%
Amusement, Gambling, and Recreation Industries	40	12,733	318	7.6%
Repair and Maintenance	53	9,441	178	5.7%
Ambulatory Health Care Services	61	8,814	144	5.3%
Specialty Trade Contractors	49	8,492	173	5.1%
Professional, Scientific, and Technical Services	49	7,378	151	4.4%
Accommodation	33	6,940	210	4.2%
Merchant Wholesalers, Durable Goods	22	6,726	306	4.0%
Truck Transportation	23	6,142	267	3.7%
Food Manufacturing	14	5,386	385	3.2%
Other	484	79,713	165	47.8%
Total	947	$166,720	$176	100.0%

Distribution by State

State	Number of Loans	Aggregate Balance ($)	Average Balance ($)	Percentage of Balance
FL	114	$22,289	$196	13.4%
NY	113	20,116	178	12.1%
CT	59	10,850	184	6.5%
TX	51	9,567	188	5.7%
NJ	65	9,391	144	5.6%
GA	46	8,427	183	5.1%
PA	53	7,757	146	4.7%
CA	50	6,973	139	4.2%
IL	30	6,323	211	3.8%
OH	29	5,373	185	3.2%
Other	337	59,654	177	35.7%
Total	947	$166,720	$176	100.0%

NSBF evaluates the credit quality of its loan portfolio by employing a risk rating system that is similar to the Uniform Classification System, which is the asset classification system adopted by the Federal Financial Institution Examinations Council. NSBF’s risk rating system is granular with multiple risk ratings in both the Acceptable and Substandard categories. Assignment of the ratings are predicated upon numerous factors, including credit risk scores, collateral type, loan to value ratios, industry, financial health of the business, payment history, other internal metrics/analysis, and qualitative assessments. Risk ratings are refreshed as appropriate based upon considerations such as market conditions, loan characteristics, and portfolio trends. NSBF’s gross SBA loans by credit quality indicator are as follows:

Risk Rating

Portfolio	Number of Loans	Aggregate Balance ($)	Average Balance ($)	Percentage of Balance
Risk Rating 1 - 4	865	$153,700	$178	92.2%
Risk Rating 5	11	2,258	205	1.4%
Risk Rating 6	60	9,997	167	6.0%
Risk Rating 6/7 and 7	11	765	70	0.4%
Total	947	$166,720	$176	100.0%

The weighted average term to maturity and weighted average interest rate of NSBF’s loan portfolio as of December 31, 2015 was 16.5 years and 6.00%, respectively.

Certified Capital Companies (Capcos)

Our Capcos have historically invested in SMBs and, in addition to interest income and investment returns, have generated non-cash income from tax credits and non-cash interest and insurance expenses in addition to cash management fees and expenses. We have de-emphasized our Capco business in favor of growing our controlled portfolio companies and do not anticipate creating any new Capcos. While observing all requirements of the Capco programs and, in particular, financing qualified businesses meeting applicable state requirements as to limitations on the proportion of ownership of qualified businesses, we believe the growth of our controlled portfolio companies produces a strategic focus on providing goods and services to SMBs such as those in which our Capcos invest. We continue to invest in and lend to SMBs through our existing Capcos and intend to meet the goals of the Capco programs.

As the Capcos reach 100% investment we will seek to decertify them as Capcos, liquidate their remaining assets and thereby reduce their operational costs, particularly the legal and accounting costs associated with compliance. Six of our original sixteen Capcos have reached this stage.

Controlled Portfolio Companies

In addition to our debt investments in portfolio companies, either directly or through our small business finance platform, we also hold controlling interests in certain portfolio companies that, as of December 31, 2015, represented approximately 39% of our total investment portfolio. Specifically, we hold a controlling interest in SBL, NBC, Universal Processing Services of Wisconsin, LLC d/b/a Newtek Merchant Solutions (“NMS” or “UPS”), Premier Payments LLC d/b/a Newtek Payment Solutions (“Premier”), CrystalTech Web Hosting, Inc. d/b/a Newtek Technology Solutions (“NTS”), PMTWorks Payroll, LLC d/b/a Newtek Payroll and Benefit Solutions (“NPS”) and Newtek Insurance Agency, LLC d/b/a Newtek Insurance Solutions (“NIA”). We refer to these entities (among others), collectively, as our “controlled portfolio companies.” Our controlled portfolio companies provide us with an extensive network of business relationships that supplement our referral sources and that we believe will help us to maintain a robust pipeline of lending opportunities and expand our small business finance platform.

The revenues that our controlled portfolio companies generate, after deducting operational expenses, may be distributed to us. As a BDC, our board of directors (the “Board”) will determine quarterly the fair value of our controlled portfolio companies in a similar manner as our other investments. In particular, our investments in our controlled portfolio companies are valued using a valuation methodology that incorporates both the market approach (guideline public company method) and the income approach (discounted cash flow analysis). In following these approaches, factors that we may take into account in determining the fair value of our investments include, as relevant: available current market data, including relevant and applicable market trading comparables, the portfolio company’s earnings and discounted cash flows, comparisons of financial ratios of peer companies that are public, and enterprise values, among other factors. In addition, the Company has engaged third party valuation firms to provide valuation consulting services for the valuation of certain of our controlled portfolio companies.

Newtek Merchant Solutions and Newtek Payment Solutions

NMS and Premier market credit and debit card processing services, check approval services and ancillary processing equipment and software to merchants who accept credit cards, debit cards, checks and other non-cash forms of payment. It utilizes a multi-pronged sales approach of both direct and indirect sales. NMS’s primary sales efforts focus on direct sales through our The Small Business Authority® brand. Its indirect sales channels consist of alliance partners, principally financial institutions (banks, credit unions, insurance companies and other related businesses), and independent sales agents across the U.S. These referring organizations and associations are typically paid a percentage of the processing revenue derived from the respective merchants that they successfully refer to NMS. In 2015, NMS processed merchant transactions with a sales volume of over $4.6 billion.

NMS has a number of competitive advantages which we believe will enable them to exceed industry growth averages. These are:

•	They rely on non-traditional business generation: referral relationships, wholesale solicitations and financial institutions rather than independent agents;

•	They are a market leader in the implementation of technology in the payment processing business;

•	They own the rights, through one of our Capco investments, to a payment processing gateway;

•	They maintain their own staff of trained and skilled customer service representatives; and

•
They are in the process of launching the latest in point-of-sale technology hardware, implementation of the EMV system (Europay, MasterCard, Visa inter-operative integrated circuit cards) and continuous cyber-security services.

NMS maintains its principal customer service and sales support offices in Milwaukee, Wisconsin and Brownsville, Texas with additional specialists located in Phoenix, Arizona and New York. NMS’s personnel at these locations assist merchants with initial installation of equipment and on-going service, as well as any other special processing needs that they may have.

NMS’s development and growth are focused on selling its services to internally generated referrals, merchant referrals identified for NMS by Newtek alliance partners, and, with increasing emphasis since January 2013, by Newtek independent sales representatives. NMS is still different than most electronic payment processing companies who acquire their clients primarily through independent agents. NMS believes that its business model provides it with a competitive advantage by enabling it to acquire new electronic payment processing merchants at a lower cost level for third-party commissions than the industry average. NMS’s business model allows it to own the customer as well as the stream of residual payments, as opposed to models which rely more heavily on independent sales agents.

On July 23, 2015, we acquired Premier, one of the Country’s leading electronic payment processing independent sales organizations, which powers billions of dollars of credit card and debit card transactions on an annual basis. We anticipate that this acquisition will continue to expand our controlled portfolio companies' presence in the merchant processing space.

Newtek Technology Solutions

NTS provides website hosting, dedicated server hosting, cloud hosting, web design and development, internet marketing, eCommerce, data storage and backup, and other related services to more than 103,000 customer accounts in 106 countries and manages over 62,000 domain names. While there are many competitors in this space, we believe that NTS is the only technology company with the exclusive focus on the SMB market with products tailored to the specific needs of these business customers.

NTS provides a full suite of outsourced IT infrastructure services, including shared server hosting, dedicated server hosting, and cloud server (virtual) instances under the Newtek Technology Solutions®, Newtek Technology Services®, Newtek Web Services®, Newtek Web Hosting®, and CrystalTech® brands, for which it receives recurring monthly fees, as well as other fees such as set-up fees, consulting fees, domain name registration, among others. Approximately 90% of all fees are paid in advance by credit card.

NTS has recognized the continuing decline in Microsoft being utilized in the design of web sites and the market shift to Linux, Nginx and a proliferation of Word Press sites being built on non-Microsoft based platforms. This decline has caused a marked downward trend in the historical site count of NTS Microsoft hosted sites. NTS has responded by launching Linux Apache and Linux Nginx platforms within its environment and created associated control panels, service/support and billing to participate more fully in 100% of the market as compared to the present 33% of the new web design growth represented by Microsoft. All platforms are available within NTS’s cloud and non-cloud environment and are fully managed offerings as compared to NTS’s competitors. In addition, Newtek has created a proprietary platform and filed an associated patent for Newtek Advantage which leverages NTS’s underlying technologies to deliver real time information and actionable business intelligence to its existing and new customer base.

NTS has launched a complete line of cloud based business and eCommerce packages and Cloud Spaces to streamline the decision process for business owners and accommodate designers and developers that wish to build sites in both Microsoft and Linux environments. Included with this service offering is their standard, full customer service with a real human interface available on a 24/7/365 basis, which we believe further distinguishes them from their competitors since they usually offer co-location hosting without the support needed for the SMB market customer.

NTS’s cloud offerings provide for a consumption-based hosting model that allows customers to pay only for the resources they need, which not only saves them money compared to traditional server hosting, but also enables them to scale larger or smaller on demand.

NTS currently operates five data centers in Scottsdale, Arizona, Phoenix, Arizona, Edison, New Jersey, Denver, Colorado and Slough, England.

NTS delivers services not just to customers seeking hosting, but also to wholesalers, resellers, and web developers by offering a range of tools for them to build, resell, and deliver their web content. NTS primarily uses the Microsoft Windows® 2008 R2 platform to power its technology. Microsoft has described NTS as one of the largest hosting services in the world providing Microsoft Windows hosting. Its primary data center is a 5,000 square foot military-strength data center located in Scottsdale, Arizona. All of NTS’ facilities utilize redundant networking, electrical and back-up systems, affording customers what management believes to be a state-of-the-art level of performance and security. NTS is PCI certified, and Service Organization Control 1 (“SOC 1”) audited, all of which mean that it meets the highest industry standards for data security.

Throughout its affiliation with Newtek, over 70% of new NTS customers have come as a result of internal and external referrals without material expenditures by NTS for marketing or advertising. Many of NTS’s competitors are very price sensitive, offering minimal services at cut-rate pricing. While being cost competitive with most Linux-and Windows-based web hosting services, NTS has emphasized higher quality uptime, service and support as well as multiple control panel environments for the designer and developer community.

NTS has diversified its product offerings to SMBs under different brands, all under Newtek Technology Solutions, including Newtek Hosting, Newtek Web Services, Newtek Data Storage® and Newtek Web Design and Development®. NTS focuses specifically on select markets such as restaurants, financial institutions, medical practices, law firms, accountants, retail and technology service providers for channel business and reselling.

NTS has also launched a turnkey hosting service to meet financial institution needs for dedicated servers, hosting and/or data storage, enabling these entities to comply with their strict regulatory requirements that demand very high security protocols and practices be in place.

Newtek Insurance Solutions

NIA, which is licensed in 50 states, offers SMB insurance products and services. NIA serves as a retail and wholesale brokerage insurance agency specializing in the sale of personal, commercial and health/benefits lines insurance products to customers of all of the Newtek portfolio companies as well as Newtek alliance partners. NIA offers insurance products from multiple insurance carriers providing a wide range of choice for its customers. NIA has formed strategic alliances with AIG, E-Insure, Credit Union National Association, Navy Federal Credit Union, the Commercial Transportation Association of America, Pershing and others to provide agent services to SMB clients referred by them. NIA is continuing its efforts to implement programs with alliance partners to market commercial and personal insurance. In December 2012, NIA, working with another Newtek subsidiary, acquired a portfolio of insurance business from a health care insurance agency based in the New York City area. This has added approximately 340 group health insurance policies that NIA is servicing and forms the basis on which NIA is growing this aspect of the insurance business. We also expect that recent health care legislation will increase the demand for these services among SMBs. A major sales channel for NIA is the SMB customer base of our lending platform and the other controlled portfolio companies which allow for many opportunities for cross sales between business lines.

Newtek Payroll and Benefits Solutions

NPS offers an array of industry standard and very competitively priced payroll management, benefit, payment and tax reporting services to SMBs. These payroll and benefit solutions are marketed through all of Newtek’s available channels including the alliance partnerships and direct marketing campaigns. NPS also benefits by the access to the SMB customer base of the lending platform and the other controlled portfolio companies.

NPS provides full service payroll and benefit solutions across all industries, processing payroll via SaaS or phone solutions. They have an established and reliable platform that is not limited by client size, industry type or delivery interface. NPS assists clients in managing their payroll processing needs by calculating, collecting and disbursing their payroll funds, remitting payroll taxes and preparing and filing all associated tax returns. In addition, NPS offers clients a range of ancillary service offerings, including workers’ compensation insurance, time and attendance, 401(k) administration, pay cards, employee benefit plans, employee background screening, COBRA services, tax credit recovery, Section 125 and flexible benefits spending plans and expense management services.

Newtek Branding

We have developed our branded line of products and services to offer a full service suite of business and financial solutions for the U.S. SMB market. Newtek reaches potential customers through its integrated multi-channel approach featuring direct, indirect and direct outbound solicitation efforts. Although we continue to utilize and grow our primary marketing channel of strategic alliance partners, more recently, and consistent with our BDC Conversion, we have initiated a direct marketing strategy to SMB customers through our new “go to market” brand, The Small Business Authority®. Through a coordinated radio and television advertising campaign built around this brand, and our web presence, www.thesba.com, we believe we are establishing ourselves as a preferred “go-to” provider for SMB financing and the services offered by our controlled portfolio companies. In addition, we supplement these efforts with extensive efforts to present the Company as the authority on small businesses.

We market services through referrals from our strategic alliance partners such as AIG, Amalgamated Bank, Credit Union National Association, E-Insure, ENT Federal Credit Union, Iberia Bank, The Hartford, Legacy Bank, Morgan Stanley Smith Barney, Navy Federal Credit Union, New York Community Bank, Lending Tree, LLC, Randolph Brooks Federal Credit Union and UBS Bank, among others, (using our patented NewTracker® referral management system) as well as direct referrals from our web presence, www.thesba.com. Our NewTracker® referral system has a software application patent covering the systems and methods for tracking, reporting and performing processing activities and transactions in association with referral data and related information for a variety of product and service offerings in a business-to-business environment. The NewTracker® system provides for security and transparency between referring parties and has been material in our ability to obtain referrals from a wide variety of sources. This patented system allows us and our alliance partners to review in real time the status of any referral as well as to provide real time compliance oversight by the respective alliance partner, which we believe creates confidence among the referred business client, the referring alliance partner and us. We own the NewTracker® patent, as well as all trademarks and other patented intellectual property used by us or our controlled portfolio companies.

Additional referrals are obtained from individual professionals in geographic markets that have signed up to provide referrals and earn commissions through our BizExec and TechExec Programs. Our BizExecs and TechExecs are traditionally information technology professionals, CPAs, independent insurance agents and sales and/or marketing professionals. In addition, electronic payment processing services are marketed through independent sales agents, and web technology and eCommerce services are marketed through internet-based marketing and third-party resellers. A common thread across all business lines of our controlled portfolio companies relates to acquiring customers at low cost and making strategic alliances primarily where we pay fees only for successful referrals. We seek to bundle our marketing efforts through our brand, our portal, our patented NewTracker® referral system, our web presence as The Small Business Authority® and one easy entry point of contact. We expect that this approach will allow us to continue to cross-sell the financing services of our small business finance platform to customers of our controlled portfolio companies and build upon our extensive deal sourcing infrastructure. The compensation which we pay for referrals is consistent with industry practices.

Senior Lending Team and Executive Committee

The key members of our senior lending team most of which have worked together for more than ten years each have over 25 years of experience in finance-related fields. These investment professionals have worked together to screen opportunities, underwrite new investments and manage a portfolio of investments in SMBs through two recessions, a credit crunch, the dot-com boom and bust and a historic, leverage-fueled asset valuation bubble. Each member brings a complementary component to a team well-rounded in finance, accounting, operations, strategy, business law and executive management.

Because we are internally managed by our executive officers, which include Barry Sloane, Peter Downs, Jennifer C. Eddelson, Michael A. Schwartz, Dean Choksi and John Raven (our “executive committee”), under the supervision of our Board, and do not depend on a third party investment advisor, we do not pay investment advisory fees and all of our income is available to pay our operating costs and to make distributions to our stockholders. While our portfolio companies are independently managed, our executive committee also oversees our controlled portfolio companies and, to the extent that we may make additional equity investments in the future, the executive committee will also have primary responsibility for the identification, screening, review and completion of such investments. We do not expect to focus our resources on investing in additional stand-alone equity investments, but may elect to do so from time to time on an opportunistic basis, if such opportunities arise. Messrs. Sloane and Downs have been involved together in the structuring and management of equity investments for the past ten years.

Market Opportunity

We believe that the limited amount of capital and financial products available to SMBs, coupled with the desire of these companies for flexible and partnership-oriented sources of capital and other financial products, creates an attractive investment environment for us to further expand our small business finance platform and overall brand. We believe the following factors will continue to provide us with opportunities to grow and deliver attractive returns to stockholders.

The SMB market represents a large, underserved market.  We estimate the SMB market to include over 27 million businesses in the U.S. We believe that SMBs, most of which are privately-held, are relatively underserved by traditional capital providers such as commercial banks, finance companies, hedge funds and collateralized loan obligation funds. Further, we believe that such companies generally possess conservative capital structures with significant enterprise value cushions, as compared to larger companies with more financing options. While the largest originators of SBA 7(a) loans have traditionally been regional and national banks, from 2012 through December 31, 2015, NSBF was the largest non-bank originator of SBA 7(a) loans by dollar volume and is currently the seventh largest SBA 7(a) lender in the U.S. As a result, we believe we and our controlled portfolio companies are well positioned to provide financing to the types of SMBs that we have historically targeted and we have the technology and infrastructure in place presently to do it cost effectively in all 50 states and across many industries.

Recent credit market dislocation for SMBs has created an opportunity for attractive risk-weighted returns.  We believe the credit crisis that began in 2007 and the subsequent exit of traditional capital sources, such as commercial banks, finance companies, hedge funds and collateralized loan obligation funds, has resulted in an increase in opportunities for alternative funding sources such as our SMB lending platform. We believe that the reduced competition in our market and an increased opportunity for attractive risk-weighted returns positions us well for future growth. The remaining lenders and investors in the current environment are requiring lower amounts of senior and total leverage, increased equity commitments and more comprehensive covenant packages than was customary in the years leading up to the credit crisis. We do not expect a reversal of these conditions in the foreseeable future.

Future refinancing activity is expected to create additional investment opportunities.  A high volume of financings completed between 2005 and 2008 will mature in the coming years. We believe this supply of opportunities coupled with limited financing providers focused on SMBs will continue to offer investment opportunities with attractive risk-weighted returns.

The increased capital requirements and other regulations placed on banks may reduce lending by traditional large financial institutions and community banks.  While many SMBs were previously able to raise debt financing through traditional large financial institutions, we believe this approach to financing will continue to be constrained for several years as continued implementation of U.S. and international financial reforms, such as Basel III, phase in and rules and regulations are promulgated under the Dodd-Frank Wall Street Reform and Consumer Protection Act. We believe that these regulations will increase capital requirements and have the effect of further limiting the capacity of traditional financial institutions to hold non-investment grade loans on their balance sheets. As a result, we believe that many of these financial institutions have de-emphasized their service and product offerings to SMBs, which we believe will make a higher volume of deal flow available to us.

Increased demand for comprehensive, business-critical SMB solutions. Increased competition and rapid technological innovation are creating an increasingly competitive business environment that requires SMBs to fundamentally change the way they manage critical business processes. This environment is characterized by greater focus on increased quality, lower costs, faster turnaround and heightened regulatory scrutiny. To make necessary changes and adequately address these needs, we believe that companies are focusing on their core competencies and utilizing cost-effective outsourced solutions to improve productivity, lower costs and manage operations more efficiently. Our controlled portfolio companies provide critical business solutions such as electronic payment processing, managed IT solutions, personal and commercial insurance services and full-service payroll and benefit solutions, receivables financing and funding of SBA 504 loans which provide financing of fixed assets such as real estate or equipment. We believe that each of these market segments are underserved for SMBs and since we are able to provide comprehensive solutions under one platform, we are well positioned to continue to realize growth from these product offerings.

Competitive Advantages

We believe that we are well positioned to take advantage of investment opportunities in SMBs due to the following competitive advantages:

Internally Managed Structure and Significant Management Resources.  We are internally managed by our executive officers under the supervision of our Board and do not depend on an external investment advisor. As a result, we do not pay investment advisory fees and all of our income is available to pay our operating costs, which include employing investment and portfolio management professionals, and to make distributions to our stockholders. We believe that our internally managed structure provides us with a lower cost operating expense structure, when compared to other publicly traded and privately-held investment firms which are externally managed, and allows us the opportunity to leverage our non-interest operating expenses as we grow our investment portfolio. Our senior lending team has developed one of the largest independent loan origination and servicing platforms that focuses exclusively on SMBs.

Business Model Enables Attractive Risk-Weighted Return on Investment in SBA Lending. Our loans are structured so as to permit rapid sale of the U.S. government guaranteed portions, often within weeks of origination, and the unguaranteed portions have been successfully securitized and sold, usually within a year of origination. The return of principal and premium may result in an advantageous risk-weighted return on our original investment in each loan. We may determine to retain the government guaranteed or unguaranteed portions of loans pending deployment of excess capital.

State of the Art Technology. Our patented NewTracker® software enables us to board a SMB customer, process the application or inquiry, assemble necessary documents, complete the transaction and create a daily reporting system that is sufficiently unique as to receive a U.S. patent. This system enables us to identify a transaction, similar to a merchandise barcode or the customer management system used by SalesForce.com, then process a business transaction and generate internal reports used by management and external reports for strategic referral partners. It allows our referral partners to have digital access into our back office and follow on a real time, 24/7 basis the processing of their referred customers. This technology has been made applicable to all of the service and product offerings we make directly or through our controlled portfolio companies.

Established Direct Origination Platform with Extensive Deal Sourcing Infrastructure. We have established a direct origination pipeline for investment opportunities without the necessity for investment banks or brokers as well as broad marketing channels that allow for highly selective underwriting. The combination of our brand, our portal, our patented NewTracker® technology, and our web presence as The Small Business Authority® have created an extensive deal sourcing infrastructure. Although we pay fees for loan originations that are referred to us by our alliance partners, our non-commissioned investment team works directly with the borrower to assemble and underwrite loans. We rarely invest in pre-assembled loans that are sold by investment banks or brokers. As a result, we believe that our unique national origination platform allows us to originate attractive credits at a low cost. In 2015 we funded $242,496,000 of SBA 7(a) loans during the year, based on the large volume of loan proposals we received in 2015. We anticipate that our principal source of investment opportunities will continue to be in the same types of SMBs to which we currently provide financing. Our executive committee and senior lending team will also seek to leverage their extensive network of additional referral sources, including law firms, accounting firms, financial, operational and strategic consultants and financial institutions, with whom we have completed investments. We believe our current infrastructure and expansive relationships will continue to enable us to review a significant amount of high quality, direct (or non-brokered) investment opportunities.

Experienced Senior Lending Team with Proven Track Record. We believe that our senior lending team is one of the leading capital providers to SMBs. Our senior lending team has expertise in managing the SBA process and has managed a diverse portfolio of investments with a broad geographic and industry mix. While the primary focus of NSBF is to expand its debt financing activities in SBA 7(a) loans, our executive committee also has substantial experience in making debt and equity investments through our Capcos.

Flexible, Customized Financing Solutions for Seasoned, Smaller Businesses. While NSBF's primary focus is to expand its lending by activities by providing SBA 7(a) loans to SMBs, we also seek to offer SMBs a variety of attractive financing structures, as well as cost effective and efficient business services, to meet their capital needs through our subsidiaries and controlled portfolio companies. In particular, through our subsidiaries and controlled portfolio companies, we will seek to offer larger loans, between $5,000,000 and $10,000,000, greater than loans available with the SBA guarantee, but with a higher interest rate to compensate for the increased risk. Unlike many of our competitors, we believe we have the platform to provide a complete package of service and financing options for SMBs, which allows for cross-selling opportunities and improved client retention. We expect that a large portion of our capital will be loaned to companies that need growth capital, acquisition financing or funding to recapitalize or refinance existing debt facilities. Our lending will continue to focus on making loans to SMBs that:

•	have 3 to 10 years of operational history;

•	significant experience in management;

•	credit worthy owners who provide a personal guarantee for our investment;

•	show a strong balance sheet to collateralize our investments; and

•	show sufficient cash flow to be able to service the payments on our investments comfortably.

Although we may make investments in start-up businesses, we generally seek to avoid investing in high-risk, early-stage enterprises that are only beginning to develop their market share or build their management and operational infrastructure with limited collateral.

Disciplined Underwriting Policies and Rigorous Portfolio Management.  We pursue rigorous due diligence of all prospective investments originated through our platform. Our senior lending team has developed an extensive underwriting due diligence process, which includes a review of the operational, financial, legal and industry performance and outlook for the prospective investment, including quantitative and qualitative stress tests, review of industry data and consultation with outside experts regarding the creditworthiness of the borrower. These processes continue during the portfolio monitoring process, when we will conduct field examinations, review all compliance certificates and covenants and regularly assess the financial and business conditions and prospects of portfolio companies. In addition, SBL is a Standard & Poor’s rated servicer for commercial loans and our exceptional servicing capabilities with a compact timeline for loan resolutions and dispositions has attracted various third-party portfolios to this controlled portfolio company.

Business Development Company Conversion

On October 22, 2014, we effectuated the Reverse Stock Split. In conjunction with the completion of a public offering, we merged with and into Newtek Business Services Corp., a newly-formed Maryland corporation, for the purpose of reincorporating in Maryland and we elected to be regulated as a BDC under the 1940 Act in the BDC Conversion. In connection with our intention to elect RIC status in 2015, on October 1, 2015 our Board declared a special dividend of $2.69 per share which was paid partially in cash and partially in our common shares on December 31, 2015.

As a BDC, we are required to meet regulatory tests, including the requirement to invest at least 70% of our gross assets in “qualifying assets.” Qualifying assets generally include debt or equity securities of private or thinly traded public U.S. companies and cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, as a BDC, we are not be permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our total assets). See “Regulation.”

In connection with our election to be regulated as a BDC, we intend to elect to be treated for U.S. federal income tax purposes, beginning with our 2015 tax year, and intend to qualify annually, as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level federal income taxes on any ordinary income or capital gains that we distribute to our stockholders. To obtain and maintain our RIC tax treatment, we must meet specified source-of-income and asset diversification requirements and distribute annually at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any.

Investments

We engage in various investment strategies from time to time in order to achieve our overall investment objectives.

Portfolio Company Characteristics

We have and will continue to target investments in future portfolio companies that generate both current income and capital appreciation. In each case, the following criteria and guidelines are applied to the review of a potential investment however, not all criteria are met in every single investment, nor do we guarantee that all criteria will be met in the investments we will make in the future. We have and will continue to limit our investments to the SMB market.

Experienced Senior Investment Teams with Meaningful Investment.  We seek to invest in companies in which senior or key managers have significant company-or industry-level experience and have significant equity ownership. It has been our experience that these senior investment teams are more committed to the portfolio company’s success and more likely to manage the company in a manner that protects our debt and equity investments.

Significant Invested Capital.  We believe that the existence of an appropriate amount of equity beneath our debt capital provides valuable support for our investment. In addition, the degree to which the particular investment is a meaningful one for the portfolio company’s owners (and their ability and willingness to invest additional equity capital as and to the extent necessary) are also important considerations.

Appropriate Capital Structures.  We seek to invest in portfolio companies that are appropriately capitalized. First, we examine the amount of equity that is being invested by the company’s equity owners to determine whether there is a sufficient capital cushion beneath our invested capital. We also analyze the amount of leverage, and the characteristics of senior debt with lien priority over our senior subordinated debt. A key consideration is a strong balance sheet and sufficient free cash flow to service any debt we may invest.

Strong Competitive Position.  We invest in portfolio companies that have developed strong, defensible product or service offerings within their respective market segment(s). These companies should be well positioned to capitalize on organic and strategic growth opportunities, and should compete in industries with strong fundamentals and meaningful barriers to entry. We further analyze prospective portfolio investments in order to identify competitive advantages within their industry, which may result in superior operating margins or industry-leading growth.

Customer and Supplier Diversification.  We expect to invest in portfolio companies with sufficiently diverse customer and supplier bases. We believe these companies will be better able to endure industry consolidation, economic contraction and increased competition than those that are not sufficiently diversified. However, we also recognize that from time to time, an attractive investment opportunity with some concentration among its customer base or supply chain will present itself. We believe that concentration issues can be evaluated and, in some instances (whether due to supplier or customer product or platform diversification, the existence and quality of long-term agreements with such customers or suppliers or other select factors), mitigated, thus presenting a superior risk-weighted pricing scenario.

Investment Objectives

Debt Investments

We target our debt investments, which are principally made through our small business finance platform under the SBA 7(a) program, to produce a coupon rate of prime plus 2.75% which enables us to generate rapid sales of loans in the secondary market historically producing gains and with a yield on investment in excess of 30%. We typically structure our debt investments with the maximum seniority and collateral along with personal guarantees from portfolio company owners, in many cases collateralized by other assets including real estate. In most cases, our debt investment will be collateralized by a first lien on the assets of the portfolio company and a first or second lien on assets of guarantors, in both cases primarily real estate. All SBA loans are made with personal guarantees from any owner(s) of 20% or more of the portfolio company’s equity. As of December 31, 2015, substantially all of our SBA 7(a) portfolio at fair value consisted of debt investments that were secured by first or second priority liens on the assets of the portfolio company.

•
First Lien Loans. Our first lien loans generally have terms of one to twenty-five years, provide for a variable interest rate, contain no prepayment penalties (however, the SBA will charge the borrower a prepayment fee if the loan has a maturity of 15 or more years and is prepaid during the first three year) and are secured by a first priority security interest in all existing and future assets of the borrower. Our first lien loans may take many forms, including revolving lines of credit, term loans and acquisition lines of credit.

•
Second Lien Loans.  Our second lien loans generally have terms of five to twenty five years, also primarily provide for a variable interest rate, contain no prepayment penalties (however, the SBA will charge the borrower a prepayment fee if the loan has a maturity of 15 or more years and is prepaid during the first three year) and are secured by a second priority security interest in all existing and future assets of the borrower. We typically only take second lien positions on additional collateral where we also have first lien positions on business assets.

•
Unsecured Loans.  We make few unsecured investments, primarily to our controlled portfolio companies, which because of our equity ownership are deemed to be more secure. Typically, these loans are to meet short-term funding needs and are repaid within 6 to 12 months.

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

Equity Investments

While the vast majority of our investments have been structured as debt, we have in the past and expect in the future to make selective equity investments primarily as either strategic investments to enhance the integrated operating platform or, to a lesser degree, under the Capco programs. For investments in our controlled portfolio companies, we focus more on tailoring them to the long term growth needs of the companies than to immediate return. Our objective with these companies is to foster the development of the businesses as a part of the integrated operational platform of serving the SMB market, so we may reduce the burden on these companies to enable them to grow faster than they would otherwise as another means of supporting their development and that of the integrated whole.

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

Investment Process

The members of our senior lending team and our executive committee are responsible for all aspects of our investment selection process. The discussion below describes our investment procedures. The stages of our investment selection process are as follows:

Loan and Deal Generation/Origination

We believe that the combination of our brand, our portal, our patented NewTracker® technology, and our web presence as The Small Business Authority® have created an extensive loan and deal sourcing infrastructure. This is maximized through long-standing and extensive relationships with industry contacts, brokers, commercial and investment bankers, entrepreneurs, services providers (such as lawyers and accountants), as well as current and former clients, portfolio companies and our extensive network of strategic alliance partners. We supplement our relationships by the selective use of radio and television advertising aimed primarily at lending to the SMB market. We believe we have developed a reputation as a knowledgeable and reliable source of capital, providing value-added advice, prompt processing, and management and operations support to our portfolio companies.

We market our loan and investment products and services, and those of our controlled portfolio companies, through referrals from our alliance partners such as AIG, Amalgamated Bank, Credit Union National Association, E-Insure, ENT Federal Credit Union, Iberia Bank, The Hartford, Legacy Bank, Morgan Stanley Smith Barney, Navy Federal Credit Union, New York Community Bank, Lending Tree, LLC, Randolph Brooks Federal Credit Union and UBS Bank using our patented NewTracker® referral system as well as direct referrals from our web presence, www.thesba.com. The patent for our NewTracker® referral system is a software application patent covering the systems and methods for tracking, reporting and performing processing activities and transactions in association with referral data and related information for a variety of product and service offerings in a business-to-business environment providing further for security and transparency between referring parties. This system allows us and our alliance partners to review in real time the status of any referral as well as to provide real time compliance oversight by the respective alliance partner, which we believe creates confidence between the referred business client, the referring alliance partner and us.

Additional deal sourcing and referrals are obtained from individual professionals in geographic markets that have signed up to provide referrals and earn commissions through our BizExec and TechExec Programs. The BizExecs and TechExecs are traditionally information technology professionals, CPAs, independent insurance agents and sales and/or marketing professionals. In addition, electronic payment processing services are marketed through independent sales representatives and web technology and eCommerce services are marketed through internet-based marketing and third-party resellers. A common thread across all business lines of our subsidiaries and controlled portfolio companies relates to acquiring customers at low cost. We seek to bundle our marketing efforts through our brand, our portal, our patented NewTracker® referral system, our new web presence as The Small Business Authority® and one easy entry point of contact. We expect that this approach will allow us to continue to cross-sell the financing services of our small business finance platform to our customers and customers of our controlled portfolio companies, and to build upon our extensive deal sourcing infrastructure.

Screening

We screen all potential debt or equity investment proposals that we receive for suitability and consistency with our investment criteria (see “Portfolio Company Characteristics,” above). In screening potential investments, our senior lending team and our executive committee utilize a value-oriented investment philosophy and commit resources to managing downside exposure. If a potential investment meets our basic investment criteria, a business service specialist or other member of our team is assigned to perform preliminary due diligence.

SBA Lending Procedures

We originate loans under the SBA 7(a) Program in accordance with our credit and underwriting policy, which incorporates by reference the SBA Rules and Regulations as they relate to the financing of such loans, including the U.S. Small Business Administration Standard Operating Procedures, Policies and Procedures for Financing (“SOP 50 10”).

During the initial application process for a loan originated under the SBA 7(a) Program, a business service specialist assists and guides the applicant through the application process, which begins with the submission of an online form. The online loan processing system collects required information and ensures that all necessary forms are provided to the applicant and filled out. The system conducts two early automatic screenings focused primarily on whether (i) the requested loan is for an eligible purpose, (ii) the requested loan is for an eligible amount and (iii) the applicant is an eligible borrower. If the applicant is eligible to fill out the entire application, the online system pre-qualifies the applicant based on preset credit parameters that meet the standards of Newtek and the SBA.

Once the online form and the application materials have been completed, our underwriting department (the “Underwriting Department”) becomes primarily responsible for reviewing and analyzing the application in order to accurately assess the level of risk being undertaken in making a loan. The Underwriting Department is responsible for assuring that all information necessary to prudently analyze the risk associated with a loan application has been obtained and has been analyzed. Credit files are developed and maintained with the documentation received during the application process in such a manner as to facilitate file review during subsequent developments during the life of the loan.

Required Information

For a loan originated under the SBA 7(a) Program, the primary application document is SBA Form 1919 (Borrower Information Form) (“Form 1919”). Among other things, Form 1919 requires identifying information about the applicant, loan request, indebtedness, information about the principals, information about current or previous government financing, and certain other disclosures.

In addition to Form 1919, the following additional information is required:

•	an SBA Form 912 (Statement of Personal History), if question 1, 2, or 3 of Form 1919 is answered affirmatively;

•	an SBA Form 413 (Personal Financial Statement), for all owners of 20% or more (including the assets of the owner’s spouse and any minor children), and proposed guarantors;

•
business financial statements dated within 180 days prior to submission to SBA, consisting of (a) year-end balance sheets for the last three years, including detailed debt schedule, (b) year-end profit & loss (P&L) statements for the last three years, (c) reconciliation of net worth, (d) interim balance sheet, and (e) interim P&L statements;

•
a list of names and addresses of any subsidiaries and affiliates, including concerns in which the applicant holds a controlling interest and other concerns that may be affiliated by stock ownership, franchise, proposed merger or otherwise with the applicant, and business financial statements meeting the same requirements as above of such subsidiaries and affiliates;

•	the applicant’s original business license or certificate of doing business;

•	records of any loans the applicant may have applied for in the past;

•	signed personal and business federal income tax returns of the principals of the applicant’s business for previous three years;

•	personal résumés for each principal;

•	a brief history of the business and its challenges, including an explanation of why the SBA loan is needed and how it will help the business;

•	a copy of the applicant’s business lease, or note from the applicant’s landlord, giving terms of proposed lease; and

•
if purchasing an existing business, (a) current balance sheet and P&L statement of business to be purchased, (b) previous two years federal income tax returns of the business, (c) proposed Bill of Sale including Terms of Sale, and (d) asking price with schedule of inventory, machinery and equipment, furniture and fixtures.

We view current financial information as the foundation of sound credit analysis. To that end, we verify all business income tax returns with the Internal Revenue Service and generally request that financial statements be submitted on an annual basis after the loan closes. For business entities or business guarantors, we request federal income tax returns for each fiscal year-end to meet the prior three-year submission requirement. For interim periods, we will accept management-prepared financial statements. The most recent financial information may not be more than 180 days old at the time of the approval of the loan, but we generally request that the most recent financial information not be older than 90 days in order to provide time for underwriting and submission to SBA for guaranty approval. For individuals or personal guarantors, we require a personal financial statement dated within 180 days of the application (sixty days is preferred) and personal income tax returns for the prior three years. In connection with each yearly update of business financial information, the personal financial information of each principal must also be updated. Spouses are required to sign all personal financial statements in order for the Underwriting Department to verify compliance with the SBA’s personal resource test. In addition, the Underwriting Department will ensure that there has been no adverse impact on financial condition of the applicant or its principals since the approval of the loan. If closing does not occur within ninety days of the date on which the loan is approved, updated business and personal financial statements must be obtained and any adverse change must be addressed before the proceeds of the loan may be disbursed. If closing does not occur within six months of the date on which the loan is approved, the applicant is generally required to reapply for the loan.

Stress Test

The standard underwriting process requires a stress test on the applicant’s interest rate to gauge the amount of increase that can be withstood by the applicant’s cash flow and still provide sufficient cash to service debt. The applicant’s cash flow is tested up to a 2% increase in interest rate. If the applicant’s debt service coverage ratio decreases to 1:1 or less than 1:1, the loan may only be made as an exception to our Underwriting Guidelines and would require the approval of our credit committee.

Required Site Visit

No loan will be funded without an authorized representative of Newtek first making a site visit to the business premises. We generally use a contracted vendor to make the required site visit but may from time to time send our own employees to perform this function. Each site visit will generate a narrative of the business property as well as photographs of the business property. Additional site visits will be made when a physical on-site inspection is warranted.

Credit Assessment of Applicant

Loan requests are assessed primarily based upon an analysis of the character, cash flow, capital, liquidity and collateral involved in the transaction.

Character:  We require a personal credit report to be obtained on any principal or guarantor involved in a loan transaction. Emphasis is placed upon the importance of individual credit histories, as this is a primary indicator of an individual’s willingness and ability to repay debt. Any material negative credit information must be explained in writing by the principal, and must be attached to the personal credit report in the credit file. No loan will be made where an individual’s credit history calls into question the repayment ability of the business operation. A loan request from an applicant who has declared bankruptcy within the ten years preceding the loan application will require special consideration. A thorough review of the facts behind the bankruptcy and impact on creditors will be undertaken in determining whether the principal has demonstrated the necessary willingness and ability to repay debts. In addition, we will examine whether the applicant and its principals and guarantors have abided by the laws of their community. Any situation where a serious question concerning a principal’s character exists will be reviewed on a case-by-case basis. Unresolved character issues are grounds for declining a loan request regardless of the applicant’s financial condition or performance.

Cash Flow:  We recognize that cash flow is the primary and desired source of repayment on any loan, and therefore is the primary focus of the credit decision. Any transaction in which the repayment is not reasonably assured through cash flow will be declined, regardless of other possible credit strengths. At a minimum, combined EBITDA will be used to evaluate repayment ability. Other financial analysis techniques will be employed as needed to establish the reasonableness of repayment. Where repayment is based on past experience, the applicant must demonstrate minimum combined cash flow coverage of 1.2 times based upon the most recent fiscal year-end financial statement. A determination of the ability to repay will not be based solely upon interim operating results. Where repayment ability is not evident from historical combined earnings (including new businesses and changes of ownership), projections will be analyzed to determine whether repayment ability is reasonably assured. For changes in ownership, monthly cash flow forecasts will be analyzed to determine adequacy to meet all of the borrower’s needs.

For business acquisition applications, the applicant will be required to submit projections and support such projections by detailed assumptions made for all major revenue and expense categories and an explanation of how the projections will be met. Analysis must include comparisons with relevant Risk Management Association (“RMA”) industry averages. EBITDA must be reasonably forecast to exceed debt service requirements by at least 1.2 times, after accounting for the initial phase of operations. For change of ownership applications, projections will also be measured against the actual historical financial results of the seller of the business concern. Projections must demonstrate repayment ability of not less than 1.2 times.

Capital:  Capital is a strong traditional indicator of the financial health of a business. For going concern entities, the pro-forma leverage position, as measured by the debt to tangible net worth ratio, may not exceed the RMA industry median or 4 to 1, whichever is greater. For change of ownership transactions, generally 25% of total project costs should be contributed as equity resulting in debt to tangible net worth ratio of 3 to 1.

For a change of ownership transaction where a substantial portion of intangibles are included within the transaction, adequacy of capital will be determined based upon an evaluation of the business value and level of injection. In determining the legitimacy of the business value, the loan underwriter must utilize two SBA approved valuation methods, as outlined in SBA SOP 50 10. If the business value is found to be acceptable, and the equity injection into the project is within our requirements as outlined herein, then the capital position will be considered satisfactory.

As a general rule, stockholder and affiliate loans may be added back to net worth only if such loans will be subordinated for the life of the SBA loan, with no principal or interest payments to be made. Financing by the seller of the business may also be considered as equity if the loan will be placed on full standby for the life of the SBA loan. Adjustments to net worth to account for the difference between the book value and appraised value of fixed assets may be made only when supported by a current appraisal. Appraisals on a “subject to” basis are not acceptable.

Liquidity:  Liquidity, as measured by the current ratio, must be in line with the RMA industry average. An assessment of the adequacy of working capital is required. An assessment of the liquidity of a business is essential in determining the ability to meet future obligations. Lending to cash businesses such as hotels and restaurants requires less analysis of the liquidity of the business due to the timing of cash receipts. Industries with large receivables, payables, and inventory accounts require thorough review of the cash cycle of the business and evaluation of the applicant’s ability to manage these accounts. The current and quick ratios and turnover of receivables, payables and inventory are measured against the RMA industry median in determining the adequacy of these liquidity measures.

Collateral.  We are required to reasonably secure each loan transaction with all worthwhile and available assets. Pursuant to SBA SOP 50 10, we may not (and will not) decline a loan if the only weakness in the application is the value of collateral in relation to the loan amount, provided that all assets available to the business and its principals have been pledged. As set forth in SBA SOP 50 10, the SBA considers a loan to be fully secured if the lender has taken a security interest in all available fixed assets with a combined “net book value” adjusted up to the loan amounts below. For 7(a) loans, “fixed assets” means real estate, including land and structures and machinery and equipment owned by the business. “Net book value” is defined as an asset’s original price minus depreciation and amortization.

We attempt to secure each loan transaction with as much real estate and liquid asset collateral as necessary; however, all fixed assets must be evaluated. Fixed assets are evaluated on the basis of the net book value to determine the realizable value among collateral types. Valuation factors are applied as follows:

•	Commercial real estate — 75%

•	Residential real estate — 80%

•	Vacant land — 50%

•	Machinery & Equipment — 40%

•	Furniture & Fixtures — 10%

•	Accounts receivable & inventory — 20%

•	Leasehold improvements — 5%

•	Certificate of Deposit — 100%

•	Regulated Licenses — will vary dependent upon type of license and geographic area. The liquidation rate used must be fully justified.

In addition to an assessment of the criteria specified above, there are certain special industry-specific requirements that will be considered in the loan application decision.

Change of Ownership:  The minimum equity injection required in a change of ownership transaction is generally 20% but may be lower for specific industries such as medical and dental practices, gas stations and convenience stores, flag hotels and “strong” non-lodging franchises.

In the event of financing from the seller of the business, the applicant must inject not less than 10% of the project cost; the seller of the business may provide the balance on a complete standby basis for the life of the SBA loan. Exceptions to the equity requirement are reviewed on a case-by-case basis.

For a change of ownership transaction, the application must be accompanied by a business plan including reasonable financial projections. The financial performance of the seller of the business must be evaluated based upon three years of corporate income tax returns and a current interim financial statement. Projections for the applicant must be in line with the historical financial performance at the business location. In cases where financial performance of the seller of the business is poor, a satisfactory explanation must be provided to detail the circumstances of performance. Projections for the applicant must be accompanied by detailed assumptions and be supported by information contained in the business plan.

Management must have related experience in the industry and demonstrate the ability to successfully operate the business. In the absence of satisfactory related experience, an assessment of management’s experience and capabilities, given the complexity and nature of the business, will be made. In the case of a franchise, we will generally take into account the reputation of a franchisor for providing worthwhile management assistance to its franchisees.

We carefully review change of ownership transactions. The loan underwriter will review the contract for sale, which will be included in the credit file. The contract for sale must include a complete breakdown of the purchase price, which must be justified through either a third party appraisal or directly by the loan underwriter through an approved valuation method specified in SBA SOP 50 10. The contract of sale must evidence an arm’s length transaction (but transactions between related parties are permitted so long as they are on an arm’s-length basis) which will preserve the existence of the small business or promote its sound development. In addition, a satisfactory reason for the sale of the business must be provided. The seller of the business must provide the prior three years of business tax returns and a current interim financial statement, as applicable.

Also in connection with a change of ownership transaction, the Loan Processing area of the Underwriting Department will order Uniform Commercial Code searches on the seller of the existing business. If such a search identifies any adverse information, the Loan Processor will advise the Underwriting Manager or Operations Manager so a prudent decision may be made with respect to the application.

Real Estate Transactions:  Loan proceeds for the acquisition or refinancing of land or an existing building or for renovation or reconstruction of an existing building must meet the following criteria:

•	the property must be at least 60% owner-occupied pursuant to SBA policies; and

•	loan proceeds may not be used to remodel or convert any rental space in the property.

Loan proceeds for construction or refinancing of construction of a new building must meet the following criteria:

•	the property must be at least 51% owner-occupied pursuant to SBA policies; and

•
if the building is larger than current requirements of the applicant, projections must demonstrate that the applicant will need additional space within three years, and will use all of the additional space within ten years.

Commercial real estate appraisals are required on all primary collateral prior to the loan closing. In general, appraisals will be required as follows:

•	for loans up to $100,000 — a formal opinion of value prepared by a real estate professional with knowledge of the local market area;

•	for loans from $100,000 to $500,000 — a limited summary appraisal completed by a state certified appraiser;

•	for loans from $500,000 to $1 million — a limited summary appraisal by a Member of the Appraisal Institute (“MAI”) appraiser; and

•	for loans over $1 million — a complete self-contained appraisal by a MAI appraiser.

Environmental screenings and an environmental questionnaire are required for all commercial real estate taken as collateral.

In general, environmental reports are required as follows:

•	for real estate valued up to $500,000 — a transaction screen including a records review;

•	for real estate valued in excess of $500,000 — a Phase I Environmental Report; and

•
for the following types of property, a Phase I Environmental Report will be required regardless of property value: gasoline service stations, car washes, dry cleaners and any other business known to be in environmentally polluting industries.

In all cases for commercial real estate taken as collateral:

•	if further testing is recommended, the recommended level of testing will be performed prior to the loan closing; and

•	if the report indicates remedial action to be taken by the business, such actions must be completed prior to the loan closing and a closure letter must be provided prior to funding.

Medical Professionals:  In connection with a loan application relating to the financing of a medical business, all medical licenses will be verified, with the loss or non-renewal of license constituting grounds for denial of the application. In addition, medical professionals must provide evidence of malpractice liability insurance of at least $2,000,000 or the loan amount, whichever is higher. Malpractice insurance must be maintained for the life of the loan.

Franchise Lending:  All franchise loan applications will be evaluated as to eligibility by accessing SBA’s Franchise Registry. If the franchise is listed in the registry and the current franchise agreement is the same as the agreement listed in the registry,

Newtek will not review the franchise agreement. However, the franchise agreement will be reviewed for eligibility by the loan underwriter when either of the following applies: (i) the franchise is not listed on the SBA’s Franchise Registry or (ii) the franchise is on the registry, but the franchisor has not provided a “Certification of No Change on Behalf of a Registered Franchisor” or a “Certification of Changes on Behalf of a Registered Franchisor.”

Credit Package

For each loan application, the loan underwriter will prepare a credit package (the “Credit Package”). All credit and collateral issues are addressed in the Credit Package, including but not limited to, the terms and conditions of the loan request, use of proceeds, collateral adequacy, financial condition of the applicant and business, management strength, repayment ability and conditions precedent. The Underwriting Department will recommend approval, denial or modification of the loan application. The Credit Package is submitted to our credit committee for further review and final decision regarding the loan application.

Other than rejections for ineligibility of the applicant, the type of business or the loan purpose, NSBF may decline a loan application for the following reasons:

•
after taking into consideration prior liens and considered along with other credit factors, the net value of the collateral offered as security is not sufficient to protect the interest of the U.S. Government;

•	lack of reasonable assurance of ability to repay loan (and other obligations) from earnings;

•	lack of reasonable assurance that the business can be operated at a rate of profit sufficient to repay the loan (and other obligations) from earnings;

•	disproportion of loan requested and of debts to tangible net worth before and after the loan;

•	inadequate working capital after the disbursement of the loan;

•	the result of granting the financial assistance requested would be to replenish funds distributed to the owners, partners, or shareholders;

•	lack of satisfactory evidence that the funds required are not obtainable without undue hardship through utilization of personal credit or resources of the owner, partners or shareholders;

•	the major portion of the loan requested would be to refinance existing indebtedness presently financed through normal lending channels;

•	credit commensurate with applicant’s tangible net worth is already being provided on terms considered reasonable;

•	gross disproportion between owner’s actual investment and the loan requested;

•	lack of reasonable assurance that applicant will comply with the terms of the loan agreement;

•	unsatisfactory experience on an existing loan; or

•	economic or physical injury not substantiated.

If a loan application is accepted, we will issue a commitment letter to the applicant. After approval, the SBA and NSBF enter into a Loan Authorization Agreement which sets forth the terms and conditions for the SBA’s guaranty on the loan. The closing of a loan is handled by an internal attorney, whose primary responsibility is closing the loan in accordance with the related Loan Authorization in a manner consistent with prudent commercial loan closing procedures, to ensure that the SBA will not repudiate its guaranty due to ineligibility, noncompliance with SBA Rules and Regulations or defective documentation. Before loan proceeds are disbursed, the closing attorney will verify the applicant’s required capital injection, ensure that proceeds are being used for a permitted purpose and ensure that other requirements of the Loan Authorization Agreement (including, but not limited to, required insurance and lien positions and environmental considerations) and SBA Rules and Regulations (including the use of proper SBA forms) have been met.

Maintenance of Credit Files

A credit file is developed on each borrowing account. Credit files, in either hard copy format or electronic copy, are maintained by the Underwriting Department and organized according to a specified format. The file contains all documentation necessary to show: (a) the basis of the loan, (b) purpose, compliance with policy, conditions, rate, terms of repayment, collateral, and (c) the authority for granting the loan. The credit file is subject to review or audit by the SBA at any time. Upon final action being taken on a loan application, information necessary for closing and servicing will be copied and maintained, while information not considered necessary will be transferred to off-site storage. Once a loan has been disbursed in full, credit files containing all documentation will be transferred to the file room or other electronic storage media and maintained under the authority of the administration staff. Any individual needing an existing credit file must obtain it from the administration staff member having responsibility for safeguarding all credit files or access it by a prearranged electronic file process. Removal of any information from the file will compromise the credit file and is prohibited.

Other, Primarily Equity Investments

Due Diligence and Underwriting

In making loans or equity investments other than SBA 7(a) loans or similar conventional loans to SMBs, our executive committee will take a direct role in screening potential loans or investments, in supervising the due diligence process, in the preparation of deal documentation and the completion of the transactions. The members of the executive committee complete due diligence and analyze the relationships among the prospective portfolio company’s business plan, operations and expected financial performance. Due diligence addresses some or all of the following depending on the size and nature of the proposed investment:

•	on-site visits with management and relevant key employees;

•	in-depth review of historical and projected financial statements, including covenant calculation work sheets;

•	interviews with customers and suppliers;

•	management background checks;

•	review reports by third-party accountants, outside counsel and other industry, operational or financial experts; and

•	review material contracts.

During the underwriting process, significant, ongoing attention is devoted to sensitivity analyses regarding whether a company might bear a significant “downside” case and remain profitable and in compliance with assumed financial covenants. These “downside” scenarios typically involve assumptions regarding the loss of key customers and/or suppliers, an economic downturn, adverse regulatory changes and other relevant stressors that we attempt to simulate in our quantitative and qualitative analyses. Further, we continually examine the effect of these scenarios on financial ratios and other metrics.

Approval, Documentation and Closing

Upon the completion of the due diligence process, the executive committee will review the results and determine if the transaction should proceed to approval. If approved by our senior lending team and executive committee, the underwriting professionals heretofore involved proceed to documentation.

As and to the extent necessary, key documentation challenges are brought before our senior lending team and executive committee for prompt discussion and resolution. Upon the completion of satisfactory documentation and the satisfaction of closing conditions, final approval is sought from our executive committee before closing and funding.

Ongoing Relationships with Portfolio Companies

Monitoring, Managerial Assistance

We have and will continue to monitor our portfolio companies on an ongoing basis. We monitor the financial trends of each portfolio company to determine if it is meeting its business plan and to assess the appropriate course of action for each company. We generally require our portfolio companies to provide annual audits, quarterly unaudited financial statements with management discussion and analysis and covenant compliance certificates, and monthly unaudited financial statements. Using these monthly financial statements, we calculate and evaluate all financial covenants and additional financial coverage ratios that might not be part of our covenant package in the loan documents. For purposes of analyzing a portfolio company’s financial performance, we sometimes adjust their financial statements to reflect pro-forma results in the event of a recent change of control, sale, acquisition or anticipated cost savings. Additionally, we believe that, through our integrated marketing and sale of each service line of NSBF and our controlled portfolio companies to our controlled portfolio companies (including electronic payment processing services through NMS and Premier, technology solutions through NTS, and payroll and benefits services through NPS) and non-affiliate portfolio companies, we have in place extensive and robust monitoring capabilities.

We have several methods of evaluating and monitoring the performance and fair value of our investments, including the following:

•	assessment of success in adhering to each portfolio company’s business plan and compliance with covenants;

•	periodic and regular contact with portfolio company management to discuss financial position, requirements and accomplishments;

•	comparisons to our other portfolio companies in the industry, if any;

•	attendance at and participation in board meetings; and

•	review of monthly and quarterly financial statements and financial projections for portfolio companies.

As part of our valuation procedures, we risk rate all of our investments including loans. In general, our rating system uses a scale of 1 to 8, with 1 being the lowest probability of default and principal loss. Our internal rating is not an exact system, but is used internally to estimate the probability of: (i) default on our debt securities and (ii) loss of our debt or investment principal, in the event of a default. In general, our internal rating system may also assist our valuation team in its determination of the estimated fair value of equity securities or equity-like securities. Our internal risk rating system generally encompasses both qualitative and quantitative aspects of our portfolio companies.

Our internal loan and investment risk rating system incorporates the following eight categories:

Rating	Summary Description
1
Acceptable — Highest Quality — Loans or investments that exhibit strong financial condition and repayment capacity supported by adequate financial information. Generally, as loans these credits are well secured by marketable collateral. These credits are current and have not demonstrated a history of late-pay or delinquency. There are no or few credit administration weaknesses. This score represents a combination of a strong acceptable credit and adequate or better credit administration. Newly underwritten loans or investments may be rated in this category if they clearly possess above-average attributes in all of the above areas. In general, as investments these credits are performing within our internal expectations, and potential risks to the applicable investment are considered to be neutral or favorable compared to any potential risks at the time of the original investment.

2
Acceptable — Average Quality — These loans or investments are supported by financial condition and repayment strengths that offset marginal weaknesses. Generally, as loans these credits are secured but may be less than fully secured. These loans are current or less than 30 days past due and may or may not have a history of late payments. They may contain non-material credit administration weaknesses or errors in verifying that do not put the guaranty at risk or cause wrong or poor credit decisions to be made. This risk rating should also be used to assign an initial risk rating to loans or investments that are recommended for approval by underwriting. Without a performance history and/or identified credit administration deficiencies, emphasis should be placed on meeting or exceeding underwriting standards collateral protection, industry experience, and guarantor strength. It is expected that most of our underwritten loans will be of this quality.

3
Acceptable — Below Average — These loans or investments are the low-end range of acceptable. Loans would be less than fully secured and probably have a history of late pay and/or delinquency, though not severe. They contain one or more credit administration weaknesses that do not put the guaranty at risk or cause wrong or poor credit decisions to be made. This risk rating may also be used to identify new loans or investments that may not meet or exceed all underwriting standards, but are approved because of offsetting strengths in other areas. These credits, while of acceptable quality, typically do not possess the same strengths as those in the 1 or 2 categories. In general, the investment may be performing below internal expectations and quantitative or qualitative risks may have increased materially since the date of the investment.

4
Other Assets Especially Mentioned (OAEM or Special Mention) — Strong — These loans or investments are currently protected by sound worth and cash flow or other paying capacity, but exhibit a potentially higher risk situation than acceptable credits. While there is an undue or unwarranted credit risk, it is not yet to the point of justifying a substandard classification. Generally, these loans demonstrate some delinquency history and contain credit administration weaknesses. Performance may show signs of slippage, but can still be corrected. Credit does not require a specific allowance at this point but a risk of loss is present.

5
Substandard — Workout — These assets contain well defined weaknesses and are inadequately protected by the current sound worth and paying capacity of the borrower. Generally, loan collateral protects to a significant extent. There is a possibility of loss if the deficiencies are not corrected and secondary sources may have to be used to repay credit. Credit administration can range from very good to adequate indicating one or more oversights, errors, or omissions which are considered significant but not seriously misleading or causing an error in the loan decision. Performance has slipped and there are well-defined weaknesses. A specific allowance is in order or risk of loss is present.

6
Substandard — Liquidation — These assets contain well defined weaknesses and are inadequately protected by the current sound worth and paying capacity of the borrower or investee. In addition, the weaknesses are so severe that resurrection of the credit is unlikely. For loans, secondary sources will have to be used for repayment. Credits in this category would be severely stressed, nonperforming, and the business may be non-viable. There could be character and significant credit administration issues as well. A specific allowance should be established or the lack of one clearly justified.

7
Doubtful — This classification contains all of the weaknesses inherent in a substandard classification but with the added characteristic that the weaknesses make collection or repayment of principal in full, on the basis of existing facts, conditions and values, highly questionable and improbable. The probability of loss is very high, but the exact amount may not be estimable at the current point in time. Loans in this category are severely stressed, generally non-performing and/or involve a non-viable operation. Collateral may be difficult to value because of limited salability, no ready and available market, or unknown location or condition of the collateral. Credit administration weaknesses can range from few to severe and may jeopardize the credit as well as the guaranty. All such loans or investments should have a specific allowance.

8
Loss — Loans or investments classified as loss are considered uncollectible and of such little value that their continuance as bankable assets is no longer warranted. This classification does not mean that the credit has no recovery or salvage value but, rather, it is not practical to defer writing off this asset. It is also possible that the credit decision cannot be supported by the credit administration process. Documents and verification are lacking; analysis is poor or undocumented, there is no assurance that the loan is eligible or that a correct credit decision was made. Loss loans are loans where a loss total can be clearly estimated. Losses should be taken during the period in which they are identified.

We will monitor and, when appropriate, change the investment ratings assigned to each loan or investment in our portfolio. In connection with our valuation process, our management will review these investment ratings on a quarterly basis, and our

Board will affirm such ratings. The investment rating of a particular investment should not, however, be deemed to be a guarantee of the investment’s future performance.

Historically, we have provided significant operating and managerial assistance to our portfolio companies and our controlled portfolio companies. As a BDC, we will continue to offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance will typically involve, among other things, monitoring the operations and financial performance of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial assistance. We may sometimes receive fees for these services.

Valuation Procedures

We conduct the valuation of our assets, pursuant to which our net asset value shall be determined, at all times consistent with U.S. generally accepted accounting principles (“GAAP” ) and the 1940 Act. Our valuation procedures are set forth in more detail below:

Securities for which market quotations are readily available on an exchange shall be valued at such price as of the closing price on the day of valuation. We may also obtain quotes with respect to certain of our investments from pricing services or brokers or dealers in order to value assets. When doing so, we will determine whether the quote obtained is sufficient according to GAAP to determine the fair value of the security. If determined adequate, we will use the quote obtained. We also employ independent third party valuation firms for certain of our investments for which there is not a readily available market value.

Securities for which reliable market quotations are not readily available or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of our Board, does not represent fair value, which we expect will represent a substantial majority of the investments in our portfolio, shall be valued as follows: (i) each portfolio company or investment is initially valued by the investment professionals responsible for the portfolio investment; (ii) preliminary valuation conclusions are documented and discussed with our senior lending team and executive committee; (iii) independent third-party valuation firms engaged by, or on behalf of, the Board will conduct independent appraisals, review management’s preliminary valuations and prepare separate preliminary valuation conclusions on a selected basis; (iv) the audit committee of the Board reviews the preliminary valuation of our senior lending team and executive committee and/or that of the third party valuation firm and responds to the valuation recommendation with comments, if any; and (v) the Board will discuss valuations and determine the fair value of each investment in our portfolio in good faith based on the input of the audit committee.

Determination of the fair value involves subjective judgments and estimates not susceptible to substantiation by auditing procedures. Accordingly, under current auditing standards, the notes to our financial statements will refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.

The recommendation of fair value will generally be based on the following factors, as relevant:

•	the nature and realizable value of any collateral;

•	adherence to the portfolio company’s business plan and compliance with covenants;

•	periodic and regular contact with the portfolio company’s management to discuss financial position, requirements and accomplishments;

•	comparison to portfolio companies in the same industry, if any;

•	the portfolio company’s ability to make payments;

•	the portfolio company’s earnings and discounted cash flow;

•	the markets in which the issuer does business; and

•	comparisons to publicly traded securities.

Securities for which market quotations are not readily available or for which a pricing source is not sufficient may include, but are not limited to, the following:

•	private placements and restricted securities that do not have an active trading market;

•	securities whose trading has been suspended or for which market quotes are no longer available;

•	debt securities that have recently gone into default and for which there is no current market;

•	securities whose prices are stale;

•	securities affected by significant events; and

•	securities that our investment professionals believe were priced incorrectly.

Competition

We compete for SBA 7(a) and other SMB loans with other financial institutions and various SMB lenders, as well as other sources of funding. Additionally, competition for investment opportunities has emerged among alternative investment vehicles, such as collateralized loan obligations (“CLOs”), some of which are sponsored by other alternative asset investors, as these entities have begun to focus on making investments in SMBs. As a result of these new entrants, competition for our investment opportunities may intensify. Many of these entities have greater financial and managerial resources than we do but we believe that they invariably lack the ability to process loans as quickly as we can and do not have the depth of our customer service capabilities. We believe we will be able to compete with these entities primarily on the basis of our financial technology infrastructure, our experience and reputation, our deep industry knowledge and ability to provide customized business solutions, our willingness to make smaller investments than other specialty finance companies, the breadth of our contacts, our responsive and efficient investment analysis and decision-making processes, and the investment terms we offer.

We and our controlled portfolio companies compete in a large number of markets for the sale of financial and other services to SMBs. Each of our controlled portfolio companies competes not only against suppliers in its particular state or region of the country but also against suppliers operating on a national or even a multi-national scale. None of the markets in which our controlled portfolio companies compete are dominated by a small number of companies that could materially alter the terms of the competition.

Our electronic payment processing portfolio companies compete with entities including Heartland Payment Systems, First National Bank of Omaha and Paymentech, L.P. Our managed technology solutions portfolio company competes with 1&1,Hosting.com, Discount ASP, Maxum ASP, GoDaddy®, Yahoo!®, BlueHost®, iPowerWeb® and Microsoft Live among others.

Our small business finance platform competes with regional and national banks and non-bank lenders. Intuit® is bundling electronic payment processing, web hosting and payroll services similar to ours in offerings that compete in the same small-to midsize-business market.

In many cases, we believe that our competitors are not as able as we are to take advantage of changes in business practices due to technological developments and, for those with a larger size, are unable to offer the personalized service that many SMB owners and operators desire.

While we compete with many different providers in our various businesses, we have been unable to identify any direct and comprehensive competitors that deliver the same broad suite of services focused on the needs of the SMB market with the same marketing strategy as we do. Some of the competitive advantages of our platform include:

•
compatible products such as our e-commerce offerings that we are able to bundle to increase sales, reduce costs and reduce risks for our customers and enable us to sell two, three, or four products at the same time;

•
the patented NewTracker® referral system, which allows us and our portfolio companies to process new business utilizing a web-based, centralized processing point and provides back end scalability, and allows our alliance partners to offer a centralized access point for their SMB clients as part of their larger strategic approach to marketing, thus demonstrating their focus on providing a suite of services to the SMB market in addition to their core service;

•	the focus on developing and marketing business services and financial products and services aimed at the SMB market;

•	scalability, which allows us to size our business services capabilities very quickly to meet customer and market needs;

•	the ability to offer personalized service and competitive rates;

•	a strategy of multiple channel distribution, which gives us maximum exposure in the marketplace;

•	high quality customer service 24/7/365 across all business lines, with a focus primarily on absolute customer service and;

•
a telephonic interview process, as opposed to requiring handwritten or data-typing processes, which allows us to offer high levels of customer service and satisfaction, particularly for SMB owners who do not get this service from our competitors

Revenues by Geographic Area
During the years ended December 31, 2015, 2014 and 2013, virtually all of our revenue was derived from customers in the United States, although our controlled portfolio company, NTS, which was a consolidated subsidiary for the year ended December 31, 2013 and for the period January 1, 2014 through November 11, 2014, provided pre-paid web site hosting services to customers in approximately 162 countries.

Employees

As of December 31, 2015, we had a total of 123 employees of which 104 and 19 were exempt and non-exempt, respectively.
Available Information
We are subject to the informational requirements of the Securities Exchange Commission (the “SEC”) and in accordance with those requirements file reports, proxy statements and other information with the SEC. You may read and copy the reports, proxy statements and other information that we file with the SEC under the informational requirements of the Securities Exchange Act at the SEC’s Public Reference Room at 450 Fifth Street N.W., Washington, DC 20549. Please call 1-800-SEC-0339 for information about the SEC’s Public Reference Room. The SEC also maintains a web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC. The address of the SEC’s web site is http://www.sec.gov. Our principal offices are located at 212 West 35th Street, 2nd Floor, New York, NY, 10001 and our telephone number is (212) 356-9500. Our website may be directly accessed at http://www.thesba.com. We make available through our website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. These documents may be directly accessed at http://investor.newtekbusinessservices.com. Information contained on our website is not a part of this report.

Regulation

We have elected to be regulated as a BDC under the 1940 Act and intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code, beginning with our 2015 taxable year. As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters. The 1940 Act also requires that a majority of the directors of the BDC be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by “a majority of our outstanding voting securities” as defined in the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company’s outstanding voting securities present at a meeting if more than 50% of the outstanding voting securities of such company are present and represented by proxy or (ii) more than 50% of the outstanding shares of such company. Our bylaws provide for the calling of a special meeting of stockholders at which such action could be considered upon written notice of not less than ten or more than sixty days before the date of such meeting.

We may also purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investments. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. As of December 31, 2015, we held no investments in publicly traded securities. As a BDC, we are generally required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our gross assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 200% after each issuance of senior securities.

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

NSBF is licensed by the SBA as a small business lending company (“SBLC”) that originates loans through the SBA 7(a) Program. In order to operate as an SBLC, NSBF is required to maintain a minimum regulatory capital (as defined by SBA regulations) of the greater of (1) 10% of its outstanding loans receivable and other investments or (2) $1.0 million. In addition, an SBLC is subject to certain other regulatory restrictions. Among other things, SBLCs also are required to submit to the SBA for review a credit policy that demonstrates the SBLC’s compliance with the applicable regulations and the SBA’s Standard Operating Procedures for origination, servicing and liquidation of 7(a) loans; submit to the SBA for review and approval annual validation, with supporting documentation and methodologies, demonstrating that any scoring model used by the SBLC is predictive of loan performance; obtain SBA approval for loan securitization and borrowings; and adopt and fully implement an internal control policy which provides adequate direction for effective control over and accountability for operations, programs, and resources.

Pursuant to the SBA’s regulations, the SBA is released from liability on its guaranty of a 7(a) loan and may, in its sole discretion, refuse to honor a guaranty purchase request in full or in part, or recover all or part of the funds already paid in connection with a guaranty purchase, if the lender failed to comply materially with a program requirement; failed to make, close, service or liquidate the loan in a prudent manner; placed the SBA at risk through improper action or inaction; failed to disclose a material fact to the SBA in a timely manner; or misrepresented a material fact to the SBA regarding the loan. In certain instances, the SBA may require a specific dollar amount be deducted from the funds the SBA pays on the lender's guaranty in order to fully compensate for an actual or anticipated loss caused by the lender’s actions or omissions. Such repair does not reduce the percent of the loan guaranteed by SBA or SBA’s pro-rata share of expenses or recoveries.

The SBA also restricts the ability of an SBLC to lend money to any of its officers, directors and employees or to invest in associates thereof. The SBA also prohibits, without prior SBA approval, a “change of control” of an SBLC. A “change of control” is any event which would result in the transfer of the power, direct or indirect, to direct the management and policies of a SBLC, whether through ownership, contractual arrangements or otherwise. SBLCs are periodically examined and audited by the SBA to determine compliance with SBA regulations.

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
Control, as defined by the 1940 Act, is presumed to exist where a BDC beneficially owns more than 25% of the outstanding voting securities of the portfolio company.
We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, we generally cannot acquire more than 3% of the voting stock of any investment company (as defined in the 1940 Act), invest more than 5% of the value of our total assets in the securities of one such investment company or invest more than 10% of the value of our total assets in the securities of such investment companies in the aggregate. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. None of our investment policies are fundamental and any may be changed without stockholder approval.
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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

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
Issuance of Additional Shares

We are not generally able to issue and sell our common stock at a price below net asset value, or NAV. We may, however, issue and sell our common stock, at a price below the current NAV of the common stock, or issue and sell warrants, options or rights to acquire such common stock, at a price below the current NAV of the common stock if our Board determines that such sale is in our best interest and in the best interests of our stockholders, and our stockholders have approved our policy and practice of making such sales within the preceding 12 months. We did not seek stockholder authorization to sell shares of our common stock at a price below the then current NAV per share at our 2015 annual meeting of stockholders but may seek such approval in the future. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our Board, closely approximates the market value of such securities.

In addition, under the 1940 Act, a BDC is subject to restrictions on the amount of warrants, options, restricted stock or rights to purchase shares of capital stock that it may have outstanding at any time. In particular, the amount of capital stock that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase capital stock cannot exceed 25% of the BDC’s total outstanding shares of capital stock. This amount is reduced to 20% of the BDC’s total outstanding shares of capital stock if the amount of warrants, options or rights issued pursuant to an executive compensation plan would exceed 15% of the BDC’s total outstanding shares of capital stock.

In April 2015, we filed a request with the SEC for exemptive relief to allow us to (i) issue restricted stock awards to our officers, employees and directors and (ii) issue stock options to our nonemployee directors. This exemptive application is still pending, and there can be no assurance that we will receive such exemptive relief from the SEC.

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

Senior Securities; Coverage Ratio
We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, we may not be permitted to declare any cash dividend or other distribution on our outstanding common shares, or purchase any such shares, unless, at the time of such declaration or purchase, we have asset coverage of at least 200% after deducting the amount of such dividend, distribution, or purchase price. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes. For a discussion of the risks associated with the resulting leverage, see “Risk Factors - Risks Related to Our Business And Structure - Because we borrow money, the potential for loss on amounts invested in us is magnified and may increase the risk of investing in us.”
Code of Ethics
We have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain transactions by our personnel. Our code of ethics generally will not permit investments by our employees in securities that may be purchased or held by us. You may read and copy our code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the code of ethics is published and available on the Company’s website at www.thesba.com and on the EDGAR database on the SEC website at www.sec.gov.
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
We have adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation. We have designated Michael Schwartz, the Company's Chief Legal Officer, to be our chief compliance officer, and to be responsible for administering these policies and procedures.

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
Election to be Taxed as a RIC
As a BDC, we intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code, beginning with our 2015 taxable year. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify for RIC tax treatment we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses (the “Annual Distribution Requirement”).

Taxation as a Regulated Investment Company
For any taxable year in which we:

•	qualify as a RIC; and

•	satisfy the Annual Distribution Requirement,
We generally will not be subject to U.S. federal income tax on the portion of our income we distribute to our stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our stockholders.
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
In accordance with certain applicable Treasury regulations and private letter rulings issued by the IRS, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive cash, each stockholder electing to receive cash must receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive less than 20% of his or her entire distribution in cash. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. In connection with our intended election to be treated as a RIC for tax purposes, on December 31, 2015, we paid a special dividend to distribute the earnings and profits that we accumulated before our 2015 tax year. That dividend was paid 27% in cash and 73% in shares of our common stock. We have no current intention of paying dividends in shares of our stock in accordance with these Treasury regulations or private letter rulings.

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
Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy applicable distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous. If we are prohibited from making distributions or are unable to obtain cash from other sources to make the distributions, we may fail to qualify as a RIC, which would result in us becoming subject to corporate-level federal income tax.
In addition, we will be partially dependent on our subsidiaries for cash distributions to enable us to meet the RIC distribution requirements. Some of our subsidiaries may be limited by the Small Business Investment Act of 1958, as amended and SBA regulations, from making certain distributions to us that may be necessary to maintain our status as a RIC. We may have to request a waiver of the SBA’s restrictions for our subsidiaries to make certain distributions to maintain our RIC status. We cannot assure you that the SBA will grant such waiver. If our subsidiaries are unable to obtain a waiver, compliance with the SBA regulations may cause us to fail to qualify as a RIC, which would result in us becoming subject to corporate-level federal income tax.
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
A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income.” If our expenses in a given year exceed gross taxable income (e.g., as the result of large amounts of equity-based compensation), we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. Due to these limits on the deductibility of expenses, we may, for tax purposes, have aggregate taxable income for several years that we are required to distribute and that is taxable to our stockholders even if such income is greater than the aggregate net income we actually earned during those years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, you may receive a larger capital gain distribution than you would have received in the absence of such transactions.
Investment income received from sources within foreign countries, or capital gains earned by investing in securities of foreign issuers, may be subject to foreign income taxes withheld at the source. In this regard, withholding tax rates in countries with which the United States does not have a tax treaty are often as high as 35% or more. The United States has entered into tax treaties with many foreign countries that may entitle us to a reduced rate of tax or exemption from tax on this related income and gains. The effective rate of foreign tax cannot be determined at this time since the amount of our assets to be invested within various countries is not now known. Additionally, we do not anticipate being eligible for the special election that allows a RIC to treat foreign income taxes paid by such RIC as paid by its stockholders.
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

If we are unable to maintain our status as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Distributions would generally be taxable to our stockholders as ordinary distribution income eligible for reduced maximum tax rates to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, dividends paid by us to corporate distributees would be eligible for the dividends received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis in our common stock, and any remaining distributions would be treated as a capital gain.
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
RISKS RELATING TO OUR BUSINESS AND STRUCTURE

Throughout our 18 year history we have never operated as a BDC until we converted on November 12, 2014

Although Newtek has operated since 1998, we have limited operating history as a BDC. As a result, we can offer no assurance that we will achieve our investment objective and that the value of any investment in our Company will not decline substantially. As a BDC, we will be subject to the regulatory requirements of the SEC, in addition to the specific regulatory requirements applicable to BDCs under the 1940 Act and RICs under the Code. Prior to our BDC Conversion, our management did not have any prior experience operating under this BDC regulatory framework, and we may incur substantial additional costs, and expend significant time or other resources, to do so. In addition, we may be unable to generate sufficient revenue from our operations to make or sustain distributions to our stockholders.

Our investment portfolio is recorded at fair value, with our board of directors having final responsibility for overseeing, reviewing and approving, in good faith, its estimate of fair value and, as a result, there is uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by us, with our Board having final responsibility for overseeing, reviewing and approving, in good faith, our estimate of fair value. Typically, there is not a public market for the securities of the privately held companies in which we invest. As a result, we value these securities annually and quarterly at fair value based on various inputs, including management, third-party valuation firms and our audit committee, and with the oversight, review and approval of our Board.

The determination of fair value and consequently, the amount of unrealized gains and losses in our portfolio, are to a certain degree, subjective and dependent on a valuation process approved by our Board. Certain factors that may be considered in determining the fair value of our investments include external events, such as private mergers, sales and acquisitions involving comparable companies. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, they may fluctuate over short periods of time and may be based on estimates. Our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty, our fair value determinations may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize on one or more of our investments. As a result, investors purchasing our common stock based on an overstated net asset value would pay a higher price than the value of our investments might warrant. Conversely, investors selling stock during a period in which the net asset value understates the value of our investments will receive a lower price for their stock than the value of our investments might warrant.

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

Accomplishing our investment objective on a cost-effective basis will largely be a function of our management’s handling of the investment process, its ability to provide competent, attentive and efficient services and our access to investments offering acceptable terms. In addition to monitoring the performance of our existing investments, our senior lending team and our executive committee is called upon, from time to time, to provide managerial assistance to some of our portfolio companies.

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

We will compete for investments with other financial institutions and various SMB lenders, as well as other sources of funding. Additionally, competition for investment opportunities has emerged among alternative investment vehicles, such as CLOs, some of which are sponsored by other alternative asset investors, as these entities have begun to focus on making investments in SMBs. As a result of these new entrants, competition for our investment opportunities may intensify. Many of our competitors will be substantially larger and have considerably greater financial, technical and marketing resources than us. For example, some competitors may have a lower cost of capital and access to funding sources that will not be available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we will have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we will be able to offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. Furthermore, many of our competitors will have greater experience operating under, or will not be subject to, the regulatory restrictions that the 1940 Act will impose on us as a BDC, or the source-of-income, asset diversification, and distribution requirements we must satisfy to qualify for and maintain our intended status as a RIC.

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

We expect that members of our senior lending team and our executive committee will maintain their relationships with intermediaries, financial institutions, investment bankers, commercial bankers, financial advisors, attorneys, accountants, consultants, alliance partners, and other individuals within their networks, and we will rely, to a significant extent, upon these relationships to provide us with potential investment opportunities. If our senior lending team and our executive committee fail to maintain its existing relationships or develop new relationships with sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom members of our senior lending team and our executive committee have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

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

We generally may not issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our Board determines that such sale is in our best interests and in the best interests of our stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the market value of such securities (less any distributing commission or discount). If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease, and you may experience dilution.

Because we intend to distribute substantially all of our income to our stockholders to maintain our status as a RIC, we will continue to need additional capital to finance our growth, and regulations governing our operation as a BDC will affect our ability to, and the way in which we, raise additional capital and make distributions.

As a RIC, we generally will be required to distribute substantially all of our ordinary income to meet the Annual Distribution Requirement and the Excise Tax Avoidance Requirement, which consequently increases the need to raise additional debt and equity capital. Furthermore, as a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss. If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest.

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

Illustration: The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below:

Assumed Return on Our Portfolio (1) (net of expenses)
	(10)%	(5)%	0%	5%	10%
Corresponding net return to stockholders (2)	(20.08)%	(11.36)%	(2.65)%	6.07%	14.78%
(1) Assumes $355,485,000 in total assets, $134,816,000 in debt outstanding, $203,949,000 in net assets as of December 31, 2015, and an average cost of funds of 4.00%. Actual interest payments may be different.
(2) In order for us to cover our annual interest payments on indebtedness, we must achieve annuals returns on our December 31, 2015 total assets of at least 1.52%.

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

We may experience fluctuations in our quarterly and annual operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable on the debt securities we acquire, the default rate of such securities, the level of portfolio dividend and fee income, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

Our board of directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.

Although we must obtain shareholder approval to cease to be, or withdraw our election as, a BDC, our Board will have the authority to modify or waive our investment objective, current operating policies, investment criteria and strategies without prior notice and without stockholder approval. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and value of our stock. However, the effects might be adverse, which could negatively impact our ability to make distributions and cause stockholders to lose all or part of their investment.

We will be subject to corporate-level income tax if we are unable to qualify as a RIC.

Although we intend to elect to be treated as a RIC commencing with our tax year ending December 31, 2015, no assurance can be given that we will be able to qualify for and maintain our qualification as a RIC in the future. To obtain and maintain our qualification as a RIC, we must meet certain source-of-asset diversification, and distribution requirements.

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

If we fail to qualify for RIC tax treatment for any reason and remain or become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Although we intend to elect to be treated as a RIC commencing with our tax year ending December 31, 2015, no assurance can be given that we will be able to qualify for and maintain our qualification as a RIC in the future.

We may not be able to pay distributions to our stockholders, our distributions may not grow over time and a portion of our distributions may be a return of capital.

We intend to pay distributions to our stockholders out of assets legally available for distribution. We cannot assure investors that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described in this prospectus. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC can limit our ability to pay distributions. All distributions will be paid at the discretion of our Board and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our Board may deem relevant from time to time. We cannot assure investors that we will pay distributions to our stockholders in the future.

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

For U.S. federal income tax purposes, we are required to include in our taxable income certain amounts that we have not yet received in cash, such as original issue discount, which may arise if we receive warrants in connection with the origination of a loan or possibly in other circumstances, or PIK interest. Such original issue discount or increases in loan balances as a result of contractual PIK arrangements will be included in our taxable income before we receive any corresponding cash payments. We also may be required to include in our taxable income certain other amounts that we will not receive in cash.

Since, in certain cases, we may recognize taxable income before or without receiving corresponding cash payments, we may have difficulty meeting the annual distribution requirement necessary to maintain our tax treatment as a RIC. Accordingly, to satisfy our RIC distribution requirements, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities. If we are not able to obtain cash from other sources, we may fail to qualify for tax treatment as a RIC and thus become subject to corporate-level income tax.

We may in the future choose to pay dividends in our own stock, in which case investors may be required to pay tax in excess of the cash they receive.

We may distribute taxable dividends that are payable in part in our stock. In accordance with certain applicable Treasury regulations and private letter rulings issued by the Internal Revenue Service, a RIC may treat a distribution of its own stock as fulfilling the RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive cash, each stockholder electing to receive cash must receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive less than 20% of his or her entire distribution in cash. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. Taxable stockholders receiving such dividends will be required to include the amount of the dividends as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.

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

We are required to disclose changes made in our internal control and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation. In the event that we are unable to maintain or achieve compliance with Section 404 of the Sarbanes-Oxley Act and related rules, the market price of our common stock may be adversely affected.

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

Curtailment of the government-guaranteed loan programs could adversely affect our results of operations.

Although the program has been in existence since 1953, there can be no assurance that the federal government will maintain the SBA 7(a) loan program, or that it will continue to guarantee loans at current levels. If we cannot continue originating and selling government-guaranteed loans, we will generate fewer origination fees and our ability to generate gains on the sale of loans will decrease. From time-to-time, the government agencies that guarantee these loans reach their internal budgeted limits and cease to guarantee loans for a stated time period. In addition, these agencies may change their rules for extending loans. Also, Congress may adopt legislation that would have the effect of discontinuing or changing the SBA's programs. Non-governmental programs could replace government programs for some borrowers, but the terms might not be equally acceptable. If these changes occur, the volume of loans to SMBs and industrial borrowers of the types that now qualify for government-guaranteed loans could decline, as could the profitability of these loans.

Curtailment of our ability to utilize the SBA 7(a) Loan Program by the Federal government could adversely affect our results of operations.

We are dependent upon the federal government to maintain the SBA 7(a) Program. There can be no assurance that the program will be maintained or that loans will continue to be guaranteed at current levels. In addition, there can be no assurance that NSBF will be able to maintain its status as a PLP or that NSBF can maintain its SBA 7(a) license. If NSBF cannot continue originating and selling government guaranteed loans at current levels, we could experience a decrease in future servicing spreads and earned premiums. From time-to-time the SBA has reached its internal budgeted limits and ceased to guarantee loans for a stated period of time. In addition, the SBA may change its rules regarding loans or Congress may adopt legislation or fail to approve a budget that would have the effect of discontinuing, reducing availability of funds for, or changing loan programs. Non-governmental programs could replace government programs for some borrowers, but the terms might not be equally acceptable. If these changes occur, the volume of loans to small businesses that now qualify for government guaranteed loans could decline, as could the profitability of these loans.

NSBF has been granted PLP status and originates, sells and services small business loans and is authorized to place SBA guarantees on loans without seeking prior SBA review and approval. Being a national lender, PLP status allows NSBF to expedite loans since NSBF is not required to present applications to the SBA for concurrent review and approval. The loss of PLP status could adversely impact our marketing efforts and ultimately loan origination volume which could negatively impact our results of operations.

Our loans under the Section 7(a) Loan Program involve a high risk of default and such default could adversely impact our results of operations.

Loans to small businesses involve a high risk of default. Such loans are generally not rated by any statistical rating organization. Small businesses usually have smaller product lines and market shares than larger companies and therefore may be more vulnerable to competition and general economic conditions. These businesses typically depend their success on the management talents and efforts of one person or a small group of persons whose death, disability or resignation would adversely affect the business. Because these businesses frequently have highly leveraged capital structures, reduced cash flow resulting from economic downturns can severely impact the businesses' ability to meet their obligations. The portions of Section 7(a) loans to be retained by the Company do not benefit directly from any SBA guarantees; in an event of default, however, the Company and the SBA typically cooperate in collateral foreclosure or other work-out efforts and share in any resulting collections.

If we fail to comply with certain of the SBA’s regulations in connection with the origination, servicing, or liquidation of an SBA 7(a) loan, the SBA may be released from liability on its guaranty of a 7(a) loan, and may refuse to honor a guaranty purchase request in full (referred to by SBA as a “denial”) or in part (referred to by SBA as a “repair”), or recover all or part of the funds already paid in connection with a guaranty purchase. In the event of a repair or denial, liability on the guaranty, in whole or part, would be transferred to NSBF. In addition, the growth in the number of loans made by NSBF, changes in SBA regulations and economic factors may adversely impact our current repair and denial rate, which has historically been very low.

The loans we make under the Section 7(a) Loan Program face competition.

There are several other non-bank lenders as well as a large number of banks that participate in the SBA Section 7(a) Loan Program. All of these participants compete for the business of eligible borrowers. In addition, pursuant to the 1940 Act, the Company is limited as to the amount of indebtedness it may have. Accordingly, the Company may be at a competitive disadvantage with regard to other lenders or financial institutions that may be able to achieve greater leverage at a lower cost.

NSBF, our wholly-owned subsidiary, is subject to regulation by the SBA.

Our wholly-owned subsidiary, NSBF, is licensed by the SBA as an SBLC. In order to operate as an SBLC, a licensee is required to maintain a minimum regulatory capital (as defined by SBA regulations) of the greater of (1) 10% of its outstanding loans receivable and other investments or (2) $1.0 million. Moreover, before consenting to a securitization, NSBF and other securitizers must be considered well capitalized by the SBA. For NSBF and other SBLC securitizers, the SBA will consider it well capitalized if it maintains a minimum unencumbered paid in capital and paid in surplus equal to at least 10 percent of its assets, excluding the guaranteed portion of 7(a) loans. In addition, an SBLC is subject to certain other regulatory restrictions. Among other things, SBLCs are required to: establish, adopt, and maintain a formal written capital plan; submit to the SBA for review a credit policy that demonstrates the SBLC’s compliance with the applicable regulations and the SBA’s Standard Operating Procedures for origination, servicing and liquidation of 7(a) loans; submit to the SBA for review and approval annual validation, with supporting documentation and methodologies, demonstrating that any scoring model used by the SBLC is predictive of loan performance; obtain SBA approval for loan securitization and borrowings; and adopt and fully implement an internal control policy which provides adequate direction for effective control over and accountability for operations, programs, and resources.

Our business is subject to increasingly complex corporate governance, public disclosure and accounting requirements that are costly and could adversely affect our business and financial results.

We are subject to changing rules and regulations of federal and state government as well as the stock exchange on which our common stock is listed. These entities, including the Public Company Accounting Oversight Board, the SEC and the NASDAQ Capital Market, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress. On July 21, 2010, the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act, and the SEC has adopted, and will continue to adopt, additional rules and regulations that may impact us. Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities.

In addition, our failure to keep pace with such rules, or for our management to appropriately address compliance with such rules fully and in a timely manner, exposes us to an increasing risk of inadvertent non-compliance. While our management team takes reasonable efforts to ensure that the Company is in full compliance with all laws applicable to its operations, the increasing rate and extent of regulatory change increases the risk of a failure to comply, which may result in our ability to operate our business in the ordinary course or may subject us to potential fines, regulatory findings or other matters that may materially impact our business.

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

Capital markets may experience periods of disruption and instability and we cannot predict when these conditions will occur. Such market conditions could materially and adversely affect debt and equity capital markets in the United States and abroad, which could have a negative impact on our business, financial condition and results of operations.

The U.S. and global capital markets experienced extreme volatility and disruption during the economic downturn that began in mid-2007, and the U.S. economy was in a recession for several consecutive calendar quarters during the same period. In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt, which created concerns about the ability of certain nations to continue to service their sovereign debt obligations. Risks resulting from such debt crisis and any future debt crisis in Europe or any similar crisis elsewhere could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. In July and August 2015, Greece reached agreements with its creditors for bailouts that provide aid in exchange for certain austerity measures. These and similar austerity measures may adversely affect world economic conditions and have an adverse impact on our business and that of our portfolio companies. In the second quarter of 2015, stock prices in China experienced a significant drop, resulting primarily from continued sell-off of shares trading in Chinese markets. In August 2015, Chinese authorities sharply devalued China’s currency. These market and economic disruptions adversely affected, and these and other similar market and economic disruptions may in the future affect, the U.S. capital markets, which could adversely affect our business and that of our portfolio companies. These market disruptions materially and adversely affected, and may in the future affect, the broader financial and credit markets and has reduced the availability of debt and equity capital for the market as a whole and to financial firms, in particular. At various times, these disruptions resulted in, and may in the future result in, a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector and the repricing of credit risk. These conditions may reoccur for a prolonged period of time again or materially worsen in the future, including as a result of further downgrades to the U.S. government’s sovereign credit rating or the perceived credit worthiness of the United States or other large global economies. Unfavorable economic conditions, including future recessions, also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. We may in the future have difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may cause us to reduce the volume of loans we originate and/or fund, adversely affect the value of our portfolio investments or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our securities and our ability to make distributions to our stockholders.

Our business is highly dependent on our communications and information systems. Certain of these systems are provided to us by third party service providers. Any failure or interruption of such systems, including as a result of the termination of an agreement with any such third party service provider, could cause delays or other problems in our activities. This, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our securities and our ability to make distributions to our stockholders.

Terrorist attacks, acts of war or natural disasters may affect any market for our securities, impact the businesses in which we invest and harm our business, operating results and financial condition.

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

We face cyber-security risks.

Our business operations rely upon secure information technology systems for data processing, storage and reporting. Despite careful security and controls design, implementation and updating, our information technology systems could become subject to cyber-attacks. Network, system, application and data breaches could result in operational disruptions or information misappropriation, which could have a material adverse effect on our business, results of operations and financial condition.

The failure in cyber-security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.

The occurrence of a disaster such as a cyber-attack, a natural catastrophe, an industrial accident, a terrorist attack or war, events unanticipated in our disaster recovery systems, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of our managers were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.

We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems could be subject to cyber-attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. Like other companies, we may experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss.
RISKS RELATING TO OUR INVESTMENTS GENERALLY

Our investments are very risky and highly speculative.

We invest primarily in senior secured term loans and select equity investments issued by companies, some of which are highly leveraged. The majority of senior secured loans are SBA 7(a) loans and the majority of equity investments are comprised of controlled affiliate equity investments.

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

Our portfolio consists primarily of debt and equity investments in smaller privately-owned companies. Investing in these types of companies involves a number of significant risks. Typically, the debt in which we invest is not initially rated by any rating agency; however, we believe that if such investments were rated, they would be below investment grade. Below investment grade securities, which are often referred to as “high yield” or “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. Compared to larger publicly-owned companies, these small companies may be in a weaker financial position and experience wider variations in their operating results, which may make them more vulnerable to economic downturns. Typically, these companies need more capital to compete; however, their access to capital is limited and their cost of capital is often higher than that of their competitors. Our portfolio companies often face intense competition from larger companies with greater financial, technical and marketing resources and their success typically depends on the managerial talents and efforts of an individual or a small group of persons. Therefore, any loss of its key employees could affect a portfolio company’s ability to compete effectively and harm its financial condition. Further, some of these companies conduct business in regulated industries that are susceptible to regulatory changes. These factors could impair the cash flow of our portfolio companies and result in other events, such as bankruptcy. These events could limit a portfolio company’s ability to repay its obligations to us, which may have an adverse effect on the return on, or the recovery of, our investment in these businesses. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in the value of the loan’s collateral.

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

Investment in leveraged companies involve a number of significant risks. Leveraged companies in which we invest may have limited financial resources and may be unable to meet their obligations under their loans and debt securities that we hold. Such developments may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees that we may have obtained in connection with our investment. Smaller leveraged companies also may have less predictable operating results and may require substantial additional capital to support their operations, finance their expansion or maintain their competitive position.

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

Our portfolio may lack diversification among portfolio companies which may subject us to a risk of significant loss if one or more of these companies default on its obligations under any of its debt instruments.

Our portfolio holds a limited number of controlled affiliate portfolio companies. Beyond the asset diversification requirements associated with our qualification as a RIC under the Code, we do not have fixed guidelines for diversification, and our investments may be concentrated in relatively few companies. As our portfolio is less diversified than the portfolios of some larger funds, we are more susceptible to failure if a single loan fails. Similarly, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we may invest a significant portion of our assets in a relatively small number of issuers, which subjects us to a risk of significant loss if any of these issuers defaults on its obligations under any of its debt instruments or as a result of a downturn in the particular industry.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore we may invest a significant portion of our assets in a relatively small number of issuers in a limited number of industries. As of December 31, 2015, our three largest investments, Newtek Merchant Solutions, Newtek Technology Solutions and Premier Payments LLC equaled approximately 15%, 6% and 5%, respectively, of the fair value of our total assets. Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, relatively few industries may become significantly represented among our investments. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer, changes in fair value over time or a downturn in any particular industry. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company.

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

We will be subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity; most of our SBA loans do not carry prepayment penalties. When this occurs, we will generally reinvest these proceeds in temporary investments or repay outstanding debt, depending on future investment in new portfolio companies. Temporary investments will typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our securities.

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

If our level of non-performing assets in our SBA lending business rises in the future, it could adversely affect our investment income and earnings. Non-performing assets are primarily loans on which borrowers are not making their required payments. Non-performing assets also include loans that have been restructured to permit the borrower to have smaller payments and real estate that has been acquired through foreclosure of unpaid loans. To the extent that our financial assets are non-performing, we will have less cash available for lending and other activities.

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
RISKS RELATING TO OUR CONTROLLED PORTFOLIO COMPANIES - NEWTEK MERCHANT SOLUTIONS (NMS)

We could be adversely affected if either of NMS’ two bank sponsors is terminated.

NMS relies on two bank sponsors, which have substantial discretion with respect to certain elements of our electronic payment processing business practices, in order to process bankcard transactions. If either of the sponsorships is terminated, and NMS is not able to secure or transfer the respective merchant portfolio to a new bank sponsor or sponsors, the business, financial condition, results of operations and cash flows of the electronic payment processing business could be materially adversely affected. If both sponsorships are terminated, and NMS is not able to secure or transfer the merchant portfolios to new bank sponsors, NMS will not be able to conduct its electronic payment processing business. NMS also relies on service providers who are critical to its business.

Because NMS is not a bank, it is unable to belong to and directly access the Visa® and MasterCard® bankcard associations. The Visa® and MasterCard® operating regulations require NMS to be sponsored by a bank in order to process bankcard transactions. NMS is currently sponsored by two banks. If both the sponsorships are terminated and NMS is unable to secure a bank sponsor for the merchant portfolios, it will not be able to process bankcard transactions for the affected portfolios. Consequently, the loss of both of NMS’ sponsorships would have a material adverse effect on our business. Furthermore, NMS’ agreement with sponsoring banks gives the sponsoring banks substantial discretion in approving certain elements of its business practices, including its solicitation, application and qualification procedures for merchants, the terms of their agreements with merchants, the processing fees that they charge, their customer service levels and its use of independent sales organizations and independent sales agents. We cannot guarantee that NMS’ sponsoring banks’ actions under these agreements will not be detrimental to us.

Other service providers, some of whom are NMS’ competitors, are necessary for the conduct of NMS’ business. The termination by service providers of these arrangements with NMS or their failure to perform these services efficiently and effectively may adversely affect NMS’ relationships with the merchants whose accounts it serves and may cause those merchants to terminate their processing agreements with NMS.

If NMS or its processors or bank sponsors fail to adhere to the standards of the Visa® and MasterCard® bankcard associations, its registrations with these associations could be terminated and it could be required to stop providing payment processing services for Visa® and MasterCard®.

Substantially all of the transactions NMS processes involve Visa® or MasterCard®. If NMS, its bank sponsors or its processors fail to comply with the applicable requirements of the Visa® and MasterCard® bankcard associations, Visa® or MasterCard® could suspend or terminate its registration. The termination of NMS’ registration or any changes in the Visa® or MasterCard® rules that would impair its registration could require it to stop providing payment processing services, which would have a material adverse effect on its business.

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

If a billing dispute between a merchant and a cardholder is not ultimately resolved in favor of the merchant, the disputed transaction is “charged back” to the merchant’s bank and credited to the account of the cardholder. If NMS or its processing banks are unable to collect the charge-back from the merchant’s account, or if the merchant refuses or is financially unable due to bankruptcy or other reasons to reimburse the merchant’s bank for the charge-back, NMS must bear the loss for the amount of the refund paid to the cardholder’s bank. Most of NMS’ merchants deliver products or services when purchased, so a contingent liability for charge-backs is unlikely to arise, and credits are issued on returned items. However, some of its merchants do not provide services until sometime after a purchase, which increases the potential for contingent liability and future charge backs. NMS and the sponsoring bank can require that merchants maintain cash reserves under its control to cover charge back liabilities but such reserves may not be sufficient to cover the liability or may not even be available to them in the event of a bankruptcy or other legal action.

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

Merchant fraud occurs when a merchant, rather than a customer, knowingly uses a stolen or counterfeit card or card number to record a false sales transaction or intentionally fails to deliver the merchandise or services sold in an otherwise valid transaction. Anytime a merchant is unable to satisfy a charge-back, NMS is ultimately responsible for that charge-back unless it has required that a cash reserve be established. We cannot assure that the systems and procedures NMS has established to detect and reduce the impact of merchant fraud are or will be effective. Failure to effectively manage risk and prevent fraud could increase NMS charge-back liability and adversely affect its results of operations.

NMS payment processing systems may fail due to factors beyond its control, which could interrupt its business or cause it to lose business and likely increase costs.

NMS depends on the uninterrupted operations of our computer network systems, software and our processors’ data centers. Defects in these systems or damage to them due to factors beyond its control could cause severe disruption to NMS’ business and other material adverse effects on its payment processing businesses.

The electronic payment processing business is undergoing very rapid technological changes which may make it difficult or impossible for NMS or Premier Payments to compete effectively.

The introduction of new technologies, primarily mobile payment capabilities, and the entry into the payment processing market of new competitors, Apple, Inc., for example, could dramatically change the competitive environment and require significant changes and costs for NMS to remain competitive. There is no assurance that NMS or Premier will have the capability to stay competitive with such changes.

NMS and others in the payment processing industry have come under increasing pressures from various regulatory agencies seeking to use the leverage of the payment processing business to limit or modify the practices of merchants which could lead to increased costs.

Various agencies, particularly the Federal Trade Commission, have within the past few years attempted to pressure merchants to discontinue or modify various sales or other practices. As a part of the payment processing industry, processors such as NMS could experience pressure and/or litigation aimed at restricting access to credit card sales by such merchants. These efforts could cause an increase in the cost to NMS of doing business or otherwise make its business less profitable and may subject NMS and others to attempt to assess penalties for not taking actions deemed sufficiently aggressive to limit such practices.

Increased regulatory focus on the payments industry may result in costly new compliance burdens on NMS’ clients and on NMS itself, leading to increased costs and decreased payments volume and revenues.

Regulation of the payments industry has increased significantly in recent years. Complying with these and other regulations increases costs and can reduce revenue opportunities. Similarly, the impact of such regulations on clients may reduce the volume of payments processed. Moreover, such regulations can limit the types of products and services that are offered. Any of these occurrences can materially and adversely affect NMS’ business, prospects for future growth, financial condition and results of operations.

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

RISKS RELATING TO OUR CONTROLLED PORTFOLIO COMPANIES - NEWTEK TECHNOLOGY SOLUTIONS (NTS)

NTS operates in a highly competitive industry in which technological change can be rapid.

The information technology business and its related technology involve a broad range of rapidly changing technologies. NTS equipment and the technologies on which it is based may not remain competitive over time, and others may develop superior technologies that render its products non-competitive, without significant additional capital expenditures. Some of NTS’ competitors are significantly larger and have substantially greater market presence as well as greater financial, technical, operational, marketing and other resources and experience than NTS. In the event that such a competitor expends significant sales and marketing resources in one or several markets, NTS may not be able to compete successfully in such markets. We believe that competition will continue to increase, placing downward pressure on prices. Such pressure could adversely affect NTS gross margins if it is not able to reduce its costs commensurate with such price reductions. There can be no assurances that NTS will remain competitive.

NTS’ technology solutions business depends on the efficient and uninterrupted operation of its computer and communications hardware systems and infrastructure.

Despite precautions taken by NTS against possible failure of its systems, interruptions could result from natural disasters, power loss, the inability to acquire fuel for its backup generators, telecommunications failure, terrorist attacks and similar events. NTS also leases telecommunications lines from local, regional and national carriers whose service may be interrupted. NTS’ business, financial condition and results of operations could be harmed by any damage or failure that interrupts or delays its operations. There can be no assurance that NTS' insurance will cover all of the losses or compensate NTS for the possible loss of clients occurring during any period that NTS is unable to provide service.

NTS’ inability to maintain the integrity of its infrastructure and the privacy of confidential information would materially affect its business.

The NTS infrastructure is potentially vulnerable to physical or electronic break-ins, viruses or similar problems. If its security measures are circumvented, it could jeopardize the security of confidential information stored on NTS’ systems, misappropriate proprietary information or cause interruptions in NTS’ operations. We may be required to make significant additional investments and efforts to protect against or remedy security breaches. Security breaches that result in access to confidential information could damage our reputation and expose us to a risk of loss or liability. The security services that NTS offers in connection with customers’ networks cannot assure complete protection from computer viruses, break-ins and other disruptive problems. The occurrence of these problems may result in claims against NTS or us or liability on our part. These claims, regardless of their ultimate outcome, could result in costly litigation and could harm our business and reputation and impair NTS’ ability to attract and retain customers.

NTS’ business depends on Microsoft Corporation and others for the licenses to use software as well as other intellectual property in the managed technology solutions business.

NTS’ managed technology business is built on technological platforms relying on the Microsoft Windows® products and other intellectual property that NTS currently licenses. As a result, if NTS is unable to continue to have the benefit of those licensing arrangements or if the products upon which its platform is built become obsolete, its business could be materially and adversely affected.
RISKS RELATING TO OUR CONTROLLED PORTFOLIO COMPANIES - NEWTEK INSURANCE SOLUTIONS(NIA)

NIA depends on third parties, particularly property and casualty insurance companies, to supply the products marketed by its agents.

NIA contracts with property and casualty insurance companies typically provide that the contracts can be terminated by the supplier without cause. NIA’s inability to enter into satisfactory arrangements with these suppliers or the loss of these relationships for any reason would adversely affect the results of its the insurance business. Also, NIA’s inability to obtain these products at competitive prices could make it difficult for it to compete with larger and better capitalized providers of such insurance services.

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
RISKS RELATING TO OUR CONTROLLED PORTFOLIO COMPANIES - NEWTEK PAYROLL AND BENEFIT SOLUTIONS (NPS)

Unauthorized disclosure of employee data, whether through a cyber-security breach of our computer systems or otherwise, could expose NPS to liability and business losses.

NPS collects and stores sensitive data about individuals in order to process the transactions and for other internal processes. If anyone penetrates its network security or otherwise misappropriates sensitive individual data, NPS could be subject to liability or business interruption. NPS is subject to laws and rules issued by different agencies concerning safeguarding and maintaining the confidentiality of this information. Its activities have been, and will continue to be, subject to an increasing risk of cyber-attacks, the nature of which is continually evolving. Cyber-security risks include unauthorized access to privileged and sensitive customer information, including passwords and account information of NPS’ customers. While it subjects its data systems to periodic independent testing and review, NPS cannot guarantee that its systems will not be penetrated in the future. Experienced computer programmers and hackers may be able to penetrate NPS’ network security, and misappropriate or compromise our confidential information, create system disruptions, or cause shutdowns. As a result, NPS’ customers’ information may be lost, disclosed, accessed or taken without its customers’ consent. If a breach of NPS’ system occurs, it may be subject to liability, including claims for impersonation or other similar fraud claims. In the event of any such breach, NPS may also be subject to a class action lawsuit. Any significant violations of data privacy could result in the loss of business, litigation and regulatory investigations and penalties that could damage NPS’ reputation, and the growth of its business could be adversely affected.

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

NPS operates in industries that are subject to rapid technological advances and changing client needs and preferences. In order to remain competitive and responsive to client demands, NPS continually upgrades, enhances and expands its existing solutions and services. If NPS fails to respond successfully to technological challenges, the demand for its services may diminish.

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
RISKS RELATING TO OUR CONTROLLED PORTFOLIO COMPANIES - NEWTEK BUSINESS CREDIT SOLUTIONS (NBC)

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

NBC’s business depends on the behavior of its customers. In addition to its credit practices and procedures, NBC maintains a reserve for credit losses on its accounts receivable portfolio, which it has judged to be adequate given the receivables it purchases. NBC periodically reviews its reserve for adequacy considering current economic conditions and trends, charge-off experience and levels of non-performing assets, and adjusts its reserve accordingly. However, because of recent unstable economic conditions, its reserves may prove inadequate, which could have a material adverse effect on its financial condition and results of operations.

NBC depends on outside financing to support its receivables financing business.

NBC’s receivables financing business depends on outside financing to support its acquisition of receivables. Termination of the credit lines for any reason would have a material adverse effect on its business, including but not limited to, the liquidation of its receivables portfolios to pay down the lines. If funds from such sale were insufficient to completely pay down the line of credit, NBC would be responsible for any short fall. In particular, NBC depends on a line of credit which matures in February 2017. Loss of this line and NBC’s inability to replace it would materially impact the business.

LEGAL PROCEEDINGS - PORTFOLIO COMPANIES

Our portfolio companies may, from time to time, be involved in various legal matters which may have an adverse effect on their operations.

On January 21, 2014, NCMIC Finance Corporation (“NCMIC”) filed a complaint against UPS, the Company’s merchant processing controlled portfolio company, in the United States District Court for the Southern District of Iowa. The complaint asserts claims against UPS for breach of the UPS and NCMIC agreement for the processing of credit card transactions, and seeks monetary relief. The Company believes that the claims asserted in the complaint are wholly without merit and intends to vigorously defend the action. Trial is currently set for March 2016.

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

UPS instituted an action against a former independent sales agent in Wisconsin state court for, among other things, breach of contract. The former sales agent answered the complaint and filed counterclaims against UPS.  The case is set for trial in late 2016. UPS intends to vigorously pursue its claims against the former sales agent and defend the counterclaims asserted.

In October 2015, NTS was served with an amended complaint filed by a former customer of NTS alleging claims in connection with a server leased by the customer from NTS. NTS believes that the claims are covered by insurance and that the claims are without merit and intends to vigorously defend the action.
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

The tax credits associated with the Capco programs and provided to our Capcos’ investors are to be utilized by the investors over a period of time, which is typically ten years. Much can change during such a period and it is possible that one or more states may revise or eliminate the tax credits. Any such revision or repeal could have a material adverse economic impact on our Capcos, either directly or as a result of the Capco’s insurer’s actions. Any such final state action that jeopardizes the tax credits could result in the provider of our Capco insurance assuming partial or full control of the particular Capco in order to minimize its liability under the Capco insurance policies issued to our investors.

Because our Capcos are subject to requirements under state law, a failure of any of them to meet these requirements could subject the Capco and our stockholders to the loss of one or more Capcos.

Despite the fact that we have met all applicable minimum requirements of the Capco programs in which we still participate, each Capco remains subject to state regulation until it has invested 100% of its funds and otherwise remains in full legal compliance. There can be no assurance that we will continue to be able to do so. A major regulatory violation, while not fatal to our Capco business, would materially increase the cost of operating the Capcos.
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
RISKS RELATING TO OUR SECURITIES
As of December 31, 2015, two of our stockholders, one a current and one a former executive officer, each beneficially own approximately 7% of our common stock, and are able to exercise significant influence over the outcome of most stockholder actions.

Although there is no agreement or understanding between them, because of their ownership of our stock, Barry Sloane, our Chairman, Chief Executive Officer and President, and Jeffrey G. Rubin, former president of the Company, will be able to exercise significant influence over actions requiring stockholder approval, including the election of directors, the adoption of amendments to the certificate of incorporation, approval of stock incentive plans and approval of major transactions such as a merger or sale of assets. This could delay or prevent a change in control of the Company, deprive our stockholders of an opportunity to receive a premium for their common stock as part of a change in control and have a negative effect on the market price of our common stock.
Our common stock price may be volatile and may decrease substantially.
The trading price of our common stock may fluctuate substantially. The price of our common stock may be higher or lower depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	investor demand for our stock;

•	significant volatility in the market price and trading volume of securities of BDCs or other companies in our sector, which are not necessarily related to the operating performance of these companies;

•	changes in regulatory policies or tax guidelines with respect to RICs, BDCs, or SBLCs;

•	failure to qualify as a RIC, or the loss of RIC status;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	changes, or perceived changes, in the value of our portfolio investments;

•	departures of key Company personnel;

•	operating performance of companies comparable to us; or

•	general economic conditions and trends and other external factors.
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

Our Board has the authority, without the action or vote of our stockholders, to issue all or part of the approximately 185,491,000 authorized but unissued shares of our common stock. Our business strategy relies upon investments in and acquisitions of businesses using the resources available to us, including our common stock. Additionally, we anticipate granting additional options or restricted stock awards to our employees and directors in the future. Absent exemptive relief, a BDC generally may not issue restricted stock to its directors, officers and employees. In April 2015, we filed a request with the SEC for exemptive relief to allow us to amend our equity compensation plan and make such grants and awards, although we cannot provide any assurance that we will receive such exemptive relief in a timely fashion or at all. We may also issue additional securities, through public or private offerings, in order to raise capital. Future issuances of our common stock will dilute the percentage of ownership interest of current stockholders and could decrease the per share book value of our common stock. In addition, option holders may exercise their options at a time when we would otherwise be able to obtain additional equity capital on more favorable terms.

Pursuant to our amended and restated charter, our Board is authorized to classify any unissued shares of stock and reclassify any previously classified but unissued shares of stock of any class or series from time to time, into one or more classes or series of stock, including preferred stock. If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest. We will not generally be able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then current net asset value per share of our common stock if our Board determines that such sale is in our best interests and in the best interests of our stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the market value of such securities (less any distributing commission or discount). If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease, and you may experience dilution.

Our stockholders may experience dilution upon the repurchase of common shares.

The Company has a program which allows the Company to repurchase up to 150,000 of the Company’s outstanding common shares on the open market. Under the program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless the program is extended or terminated by the Board, the Company expects the termination date of the Program to be June 3, 2016. The Company did not make any repurchases of its common stock during the year ended December 31, 2015. If we were to repurchase shares at a price above net asset value, such repurchases would result in an immediate dilution to existing common stockholders due to a reduction in the our earnings and assets due to the repurchase that is greater than the reduction in total shares outstanding.
The authorization and issuance of “blank check” preferred shares could have an anti-takeover effect detrimental to the interests of our stockholders.
Our certificate of incorporation allows our Board to issue preferred shares with rights and preferences set by the Board without further stockholder approval. The issuance of these “blank check” preferred shares could have an anti-takeover effect detrimental to the interests of our stockholders. For example, in the event of a hostile takeover attempt, it may be possible for management and the Board to impede the attempt by issuing the preferred shares, thereby diluting or impairing the voting power of the other outstanding common shares and increasing the potential costs to acquire control of us. Our Board has the right to issue any new shares, including preferred shares, without first offering them to the holders of common shares, as they have no preemptive rights.
Our business and operation could be negatively affected if we become subject to any securities litigation or shareholder activism, which could cause us to incur significant expense, hinder execution of investment strategy and impact our stock price.
In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Shareholder activism, which could take many forms or arise in a variety of situations, has been increasing in the BDC space recently. While we are currently not subject to any securities litigation or shareholder activism, due to the potential volatility of our stock price and for a variety of other reasons, we may in the future become the target of securities litigation or shareholder activism. Securities litigation and shareholder activism, including potential proxy contests, could result in substantial costs and divert management’s and our board of directors’ attention and resources from our business. Additionally, such securities litigation and shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist shareholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and shareholder activism.

Provisions of the Maryland General Corporation Law and of our charter and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.

The Maryland General Corporation Law and our charter and bylaws contain provisions that may discourage, delay or make more difficult a change in control of Newtek or the removal of our directors. We are subject to the Maryland Business Combination Act, subject to any applicable requirements of the 1940 Act. Our Board has adopted a resolution exempting from the Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our Board, including approval by a majority of our independent directors. If the resolution exempting business combinations is repealed or our Board does not approve a business combination, the Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act acquisitions of our stock by any person. If we amend our bylaws to repeal the exemption from the Control Share Acquisition Act, the Control Share Acquisition Act also may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such a transaction.

We have also adopted measures that may make it difficult for a third party to obtain control of us, including provisions of our charter classifying our Board in three classes serving staggered three-year terms and authorizing our Board to classify or reclassify shares of our stock in one or more classes or series, to cause the issuance of additional shares of our stock, to amend our charter without stockholder approval and to increase or decrease the number of shares of stock that we have authority to issue. These provisions, as well as other provisions of our charter and bylaws, may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our stockholders.

Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.

All of the common stock held by our executive officers and directors, represents approximately 2,033,000 shares, or approximately 14% of our total outstanding shares as of December 31, 2015. Such shares are generally freely tradable in the public market. Sales of substantial amounts of our common stock, or the availability of such common stock for sale, could adversely affect the prevailing market prices for our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of securities should we desire to do so.

Your interest in the Company may be diluted if you do not fully exercise your subscription rights in any rights offering.

In the event we issue subscription rights to purchase shares of our common stock, stockholders who do not fully exercise their rights should expect that they will, at the completion of the offer, own a smaller proportional interest in the Company than would otherwise be the case if they fully exercised their rights. We cannot state precisely the amount of any such dilution in share ownership because we do not know at this time what proportion of the shares will be purchased as a result of the offer.

In addition, if the subscription price is less than our net asset value per share, then our stockholders would experience an immediate dilution of the aggregate net asset value of their shares as a result of the offer. The amount of any decrease in net asset value is not predictable because it is not known at this time what the subscription price and net asset value per share will be on the expiration date of the rights offering or what proportion of the shares will be purchased as a result of the offer. Such dilution could be substantial.

If we issue preferred stock, the net asset value and market value of our common stock will likely become more volatile.

We cannot assure you that the issuance of preferred stock would result in a higher yield or return to the holders of our common stock. The issuance of preferred stock would likely cause the net asset value and market value of the common stock to become more volatile. If the dividend rate on the preferred stock were to approach the net rate of return on our investment portfolio, the benefit of leverage to the holders of the common stock would be reduced. If the dividend rate on the preferred stock were to exceed the net rate of return on our portfolio, the leverage would result in a lower rate of return to the holders of common stock than if we had not issued preferred stock. Any decline in the net asset value of our investments would be borne entirely by the holders of common stock. Therefore, if the market value of our portfolio were to decline, the leverage would result in a greater decrease in net asset value to the holders of common stock than if we were not leveraged through the issuance of preferred stock. This greater net asset value decrease would also tend to cause a greater decline in the market price for the common stock. We might be in danger of failing to maintain the required asset coverage of the preferred stock or of losing our ratings, if any, on the preferred stock or, in an extreme case, our current investment income might not be sufficient to meet the dividend requirements on the preferred stock. In order to counteract such an event, we might need to liquidate investments in order to fund a redemption of some or all of the preferred stock. In addition, we would pay (and the holders of common stock would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred stock, including higher advisory fees if our total return exceeds the dividend rate on the preferred stock. Holders of preferred stock may have different interests than holders of common stock and may at times have disproportionate influence over our affairs.

Stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current net asset value per share of our common stock or issue securities to subscribe to, convert to or purchase shares of our common stock.

The 1940 Act prohibits us from selling shares of our common stock at a price below the current net asset value per share of such stock, with certain exceptions. One such exception is prior stockholder approval of issuances below net asset value provided that our Board makes certain determinations. We did not seek stockholder authorization to sell shares of our common stock at a price below the then current net asset value per share at our 2015 annual meeting of stockholders. As such, we do not currently have such stockholder authorization. We may, however, seek such authorization at future annual or special meetings of stockholders. Our stockholders have previously approved a proposal to authorize us to issue securities to subscribe to, convert to, or purchase shares of our common stock in one or more offerings. Any decision to sell shares of our common stock below the then current net asset value per share of our common stock or securities to subscribe to, convert to, or purchase shares of our common stock would be subject to the determination by our Board that such issuance is in our and our stockholders' best interests.

If we were to sell shares of our common stock below net asset value per share, such sales would result in an immediate dilution to the net asset value per share. This dilution would occur as a result of the sale of shares at a price below the then current net asset value per share of our common stock and a proportionately greater decrease in a stockholder's interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance. In addition, if we issue securities to subscribe to, convert to or purchase shares of common stock, the exercise or conversion of such securities would increase the number of outstanding shares of our common stock. Any such exercise would be dilutive on the voting power of existing stockholders, and could be dilutive with regard to dividends and our net asset value, and other economic aspects of the common stock.

Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect cannot be predicted; however, the example below illustrates the effect of dilution to existing stockholders resulting from the sale of common stock at prices below the net asset value of such shares.

Illustration: Example of Dilutive Effect of the Issuance of Shares Below Net Asset Value. Assume that Company XYZ has 1,000,000 total shares outstanding, $15,000,000 in total assets and $5,000,000 in total liabilities. The net asset value per share of the common stock of Company XYZ is $10.00. The following table illustrates the reduction to net asset value, or NAV, and the dilution experienced by Stockholder A following the sale of 40,000 shares of the common stock of Company XYZ at $9.50 per share, a price below its NAV per share.

Reduction to NAV	Prior to Sale Below NAV	Following Sale Below NAV	Percentage Change
Total Shares Outstanding	1,000,000	1,040,000	4.0%
NAV per share	$10.00	$9.98	(0.2)%
Dilution to Existing Stockholder
Shares Held by Stockholder A	10,000	10,000	—%
Percentage Held by Stockholder A	1.00%	0.96%	(3.8)%
Total Interest of Stockholder A in NAV	$100,000	$99,808	(0.2)%

RISKS RELATING TO OUR NOTES DUE 2022

The 7.5% notes due 2022 (the “Notes”) are unsecured and therefore are effectively subordinated to any secured indebtedness we have outstanding or may incur in the future.

In September 2015, we issued $8,324,000, including the underwriter's partial exercise of their over-allotment option, in aggregate principal amount of the Notes. The Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have outstanding or may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security). In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the existing or future secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
Not applicable.
ITEM 2. PROPERTIES.
We conduct our principal business activities in facilities leased from unrelated parties at market rates. Our headquarters are located in New York, New York. Our operating subsidiaries have properties which are material to the conduct of their business as noted below. In addition, our Capcos maintain offices in each of the states in which they operate.
Below is a list of our leased offices and space as of December 31, 2015 which are material to the conduct of our business:

Location	Lease expiration	Purpose	Approximate square feet

212 West 35th Street New York, NY 10001	October 2017	Principal executive offices	5,700
4 Park Plaza Irvine, CA 92614	March 2018	NSBF office - lending operations	3,300
1981 Marcus Avenue Lake Success, NY 11042	January 2027	Newtek Business Services, NSBF, accounting, sales and human resources, NY Capco offices and portfolio companies offices	36,000
60 Hempstead Avenue West Hempstead, NY 11552	April 2019	Newtek Business Services, NSBF, accounting, sales and human resources and NY Capco offices	22,000
5901 Broken Sound Parkway NW Boca Raton, FL 33487	August 2018	NSBF lending operations	3,800
We believe that our leased facilities are adequate to meet our current needs and that additional facilities are available to meet our development and expansion needs in existing and projected target markets.
ITEM 3. LEGAL PROCEEDINGS.

In the ordinary course of business, the Company and its wholly owned portfolio companies may from time to time be party to lawsuits and claims. The Company evaluates such matters on a case by case basis and its policy is to contest vigorously any claims it believes are without compelling merit. The Company is not currently involved in any litigation matters. For legal proceedings involving controlled portfolio companies, refer to “Risk Factors - Legal Proceedings - Portfolio Companies.”

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Price Range of Common Stock
Our common stock is traded on the NASDAQ Capital Market under the symbol “NEWT.” High and low prices for the common stock over the previous two years are set forth below, based on the highest and lowest intraday sales price per share during that period (adjusted for the 1-for-5 Reverse Stock Split).

	Price Range
	High	Low	NAV (1)	Premium (Discount) of High Sales price to NAV(2)	Premium (Discount) of Low Sales price to NAV(2)
2014
First Quarter	$17.15	$13.70	$11.07	55%	24%
Second Quarter	$14.50	$12.55	$11.31	28%	11%
Third Quarter	$14.70	$11.30	$10.91	35%	4%
Fourth Quarter	$15.75	$12.61	$16.31	(3)%	(23)%

2015
First Quarter	$19.95	$14.06	$16.61	20%	(15)%
Second Quarter	$18.85	$16.42	$16.62	13%	(1)%
Third Quarter	$19.82	$14.66	$16.88	17%	(13)%
Fourth Quarter	$19.18	$12.80	$14.06	36%	(9)%
(1) Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low sales price. The values reflect stockholder's equity or net asset value per share, as applicable, and are based on outstanding shares at the end of each period.
(2) Calculated as the respective high or low sales price less net asset value or stockholders equity per share, as applicable, divided by net asset value or stockholders equity per share, as applicable.
The last reported price for our common stock on March 11, 2016 was $12.82 per share. As of March 11, 2016 there were approximately 125 stockholders of record.
Shares of BDCs may trade at a market price that is less than the value of the net assets attributable to those shares. The possibility that our shares of common stock will trade at a discount from net asset value or at premiums that are unsustainable over the long term are separate and distinct from the risk that our net asset value will decrease.

Sales of Unregistered Securities

During the year ended December 31, 2015, in connection with the investment in Premier Payments LLC, we issued 130,959 restricted common shares of the Company to Jeffrey Rubin, a related party, in a private transaction as a portion of the consideration.

We did not engage in any sales of unregistered securities during the years ended December 31, 2014 or 2013.

Distributions

We have not declared or paid regular quarterly dividends prior to 2015, in view of our focus on retaining earnings for growth.

Beginning in the first quarter of 2015, and to the extent that we have income available, we intend to continue to make quarterly distributions to our stockholders out of assets legally available for distribution. Our quarterly distributions, if any, will be determined by our Board.
Any distribution to our stockholders are to be declared out of assets legally available for distribution. Distributions in excess of current and accumulated earnings and profits will be treated as a non-taxable return of capital to the extent of a stockholder's basis in our stock and, assuming that a stockholder holds our stock as a capital asset, thereafter as a capital gain. Generally, a non-taxable return of capital will reduce a stockholder’s basis in our stock for federal tax purposes, which will result in higher tax liability when the stock is sold.
We intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under the Code, beginning with the 2015 tax year. To obtain and maintain RIC tax treatment, we must distribute at least 90% of our net ordinary income and net short-term capital gains in excess of our net long-term capital losses, if any, to our stockholders. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of: (a) 98% of our net ordinary income for such calendar year; (b) 98.2% of our capital gain net income for the one-year period ending on October 31 of the calendar year; and (c) any net ordinary income and capital gain net income for preceding years that were not distributed during such years and on which we previously paid no U.S. federal income tax.
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

The following table summarizes the Company's dividend declarations and distributions during the year ended December 31, 2015. There were no dividend declarations or distributions for the year ended December 31, 2014.

Declaration Date	Payment Date	Distribution Declared
March 30, 2015	April 13, 2015	$0.39
June 15, 2015	July 15, 2015	$0.47
October 1, 2015	November 3, 2015	$0.50
October 1, 2015 (1)	December 31, 2015	$2.69
December 16, 2015	January 7, 2016	$0.40
(1) The Special dividend was declared as a result of the Company’s intention to elect RIC status for tax year 2015 and represents the distribution of 100% of the Company's accumulated earnings and profits through December 31, 2014. Pursuant to applicable Treasury Regulation and IRS guidance, the dividend was payable up to 27% in cash and at least 73% in newly issued shares of our common stock.
Securities authorized for issuance under equity compensation plans as of December 31, 2015:

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

Stock Performance Graph
The following graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the NASDAQ Composite Index, for the period from December 31, 2010 through December 31, 2015. The graph assumes that, on January 1, 2011, a person invested $100 in each of our common stock, the S&P 500 Index, and the NASDAQ Financial Services Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.
ITEM 6. SELECTED FINANCIAL DATA.
The following selected statements of operations and balance sheet data have been derived from the audited financial statements for each of the five years ended December 31, 2015. The Consolidated Financial Statements for the year ended December 31, 2015, the period from November 12, 2014 to December 31, 2014, the period from January 1, 2014 to November 11, 2014 and the year ended December 31, 2013 have been audited by RSM US LLP. The Consolidated Financial Statements for the two years ended December 31, 2012 (not separately presented herein) have been audited by CohnReznick LLP. The selected financial data set forth below should be read in conjunction with, and is qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements, including the Notes thereto, available at www.sec.gov.

	As a Business Development Company		Prior to becoming a Business Development Company
	2015	November 12, 2014 to December 31, 2014	January 1, 2014 to November 11, 2014	2013	2012	2011
Statement of Operations Data:
Investment income	$26,070	$1,976	$—	$—	$—	$—
Operating revenues	—	—	131,847	143,593	131,130	125,339
Expenses	32,255	4,305	121,036	131,319	120,570	117,687
Net investment loss	(6,185)	(2,523)	—	—	—	—
Net increase in net assets	35,736	681	—	—	—	—
Net income	—	—	3,208	7,151	5,557	3,223
Net realized and unrealized gains (losses)	41,921	3,204	(3,668)	(1,205)	(1,121)	(5,624)
Per Share Data:
Net investment loss	$(0.57)	$(0.33)	$—	$—	$—	$—
Net increase in net assets	$3.32	$0.09	$—	$—	$—	$—
Basic earnings per share	$—	$—	$0.45	$1.07	$0.79	$0.47
Diluted earnings per share	$—	$—	$0.45	$0.99	$0.77	$0.46
Dividends declared	$4.45	$—	$—	$—	$—	$—
Balance Sheet Data (at end of period):
Investments, at fair value	$266,874	$233,462	N/A	$83,685	$43,951	$24,055
Total assets	$355,485	$301,832	N/A	$198,612	$152,742	$129,795
Total debt	$134,816	$122,543	N/A	$101,358	$61,862	$39,933
Total liabilities	$151,536	$135,414	N/A	$121,603	$83,840	$70,642
Net assets/stockholders' equity	$203,949	$166,418	N/A	$77,009	$68,902	$59,153
Common shares outstanding at end of period	14,509	10,206	N/A	7,077	7,036	7,140
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
The discussion and analysis of our results of operations for 2014 are discussed on a "pro forma" basis. As previously discussed, the Company completed its conversion to a BDC on November 12, 2014. As a result the Company will no longer have six reportable segments. Previously consolidated subsidiaries are now recorded as controlled portfolio companies for which the company records its investment at fair value. For purposes of the 2014 discussion and analysis below, the financial information is presented as if the conversion to a BDC had not occurred. We believe this provides the most useful comparison of our year over year results.
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
NSBF has been granted PLP status and originates, sells and services small business loans and is authorized to place SBA guarantees on loans without seeking prior SBA review and approval. Being a national lender, PLP status allows NSBF to expedite loans since NSBF is not required to present applications to the SBA for concurrent review and approval. The loss of PLP status could adversely impact our marketing efforts and ultimately loan origination volume which could negatively impact our results of operations.

We are an internally-managed, closed-end, investment company that has elected to be regulated as a BDC under the 1940 Act. In addition, for U.S. federal income tax purposes, we intend to elect to be treated as a RIC under the Code beginning in the 2015 tax year. As a BDC and a RIC, we are also subject to certain constraints, including limitations imposed by the 1940 Act and the Code. We converted to a BDC in November 2014. As a result, previously consolidated subsidiaries are now recorded as investments in controlled portfolio companies, at fair value. Newtek Small Business Finance, LLC is a consolidated subsidiary and originates loans under the SBA's 7(a) program.

Our shares are currently listed on The NASDAQ Global Market under the symbol “NEWT”.

We target our debt investments, which are principally made through our small business finance platform under the SBA 7(a) program, to produce a coupon rate of prime plus 2.75% which enables us to generate rapid sales of loans in the secondary market. We typically structure our debt investments with the maximum seniority and collateral along with personal guarantees from portfolio company owners, in many cases collateralized by other assets including real estate. In most cases, our debt investment will be collateralized by a first lien on the assets of the portfolio company and a first or second lien on assets of guarantors, in both cases primarily real estate. All SBA loans are made with personal guarantees from any owner(s) of 20% or more of the portfolio company’s equity.

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

While the vast majority of our investments have been structured as debt, we have in the past and expect in the future to make selective equity investments primarily as either strategic investments to enhance the integrated operating platform or, to a lesser degree, under the Capco programs. For investments in our controlled portfolio companies, we focus more on tailoring them to the long term growth needs of the companies than to immediate return. Our objectives with these companies is to foster the development of the businesses as a part of the integrated operational platform of serving the SMB market, so we may reduce the burden on these companies to enable them to grow faster than they would otherwise and as another means of supporting their development.

On July 23, 2015, we acquired 100% of Premier which was owned 100% by Jeffrey Rubin, former President of Newtek. The total purchase price was approximately $16,483,000, of which $14,011,000 was paid in cash and $2,472,000 was paid in newly issued restricted shares of our common stock. A total of 130,959 shares were issued on the date of acquisition which may not be sold or transferred for six months from the acquisition date. The Board, including a majority of independent directors, approved the purchase.

Special Dividend
On October 1, 2015, we declared a one-time special dividend of approximately $34,055,000 payable on December 31, 2015 to stockholders of record as of November 18, 2015. This special dividend was declared as a result of our intention to elect RIC status for tax year 2015, as we must distribute 100% of our accumulated earnings and profits through December 31, 2014 in order to qualify as a RIC.  The special dividend amount of approximately $34,055,000 was computed based on an earnings and profits analysis completed through December 31, 2014.
The dividend was paid in cash and shares of our common stock at the election of each stockholder. The total amount of cash distributed to all stockholders was limited to 27% or $9,195,000 of the total dividend . The remainder of the dividend was paid in the form of shares of our common stock. As a result approximately 1,844,000 shares of our common shares were issued.

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

Revenues

We generate revenue in the form of interest, dividend, servicing and other fee income on debt and equity investments. Our debt investments typically have a term of 10 to 25 years and bear interest at prime plus a margin. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. We receive servicing income related to the guaranteed portions of SBA investments which we sell into the secondary market. These recurring fees are earned daily and recorded when earned. In addition, we may generate revenue in the form of packaging, prepayment, legal and late fees. We record such fees related to loans as other income. Dividends are recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income is recorded at the time dividends are declared. Distributions of earnings from a portfolio companies are evaluated to determine if the distribution is income, return of capital or realized gain.

We recognize realized gains or losses on investments based on the difference between the net proceeds from the disposition and the cost basis of the investment without regard to unrealized gains or losses previously recognized. We record current period changes in fair value of investments and assets that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investments or servicing assets, as appropriate, in the consolidated statements of operations.

Expenses

Our primary operating expenses are salaries and benefits, interest expense and other general and administrative fees, such as professional fees, marketing, loan related costs and rent. Since we are an internally-managed BDC with no outside adviser or management company, the BDC incurs all the related costs to operate the Company.

Loan Portfolio Asset Quality and Composition

The following table sets forth distribution by business type of the Company’s SBA 7(a) unguaranteed loan portfolio at December 31, 2015 (in thousands):

Distribution by Business Type
Business Type	# of Loans	Balance	Average Balance	% of Balance
Existing Business	679	$130,692	$192	78.4%
Business Acquisition	144	26,763	186	16.0%
Start-Up Business	125	9,297	74	5.6%
Total	948	$166,752	$176	100.0%

The following table sets forth distribution by borrower’s credit score of the Company’s SBA 7(a) unguaranteed loan portfolio at December 31, 2015 (in thousands):

Distribution by Borrower Credit Score
Credit Score	# of Loans	Aggregate Balance	Average Balance	% of Balance
500 to 550	12	$1,085	$90	0.6%
551 to 600	32	4,957	155	3.0%
601 to 650	113	22,597	200	13.6%
651 to 700	262	41,901	160	25.1%
701 to 750	291	57,101	196	34.2%
751 to 800	198	31,870	161	19.1%
801 to 850	34	4,942	145	3.0%
Not available	6	2,299	383	1.4%
Total	948	$166,752	$176	100.0%
The following table sets forth distribution by primary collateral type of the Company’s SBA 7(a) unguaranteed loan portfolio at December 31, 2015 (in thousands):

Distribution by Primary Collateral Type
Collateral Type	# of Loans	Aggregate Balance	Average Balance	% of Balance
Commercial Real Estate	444	$94,013	$212	56.5%
Machinery and Equipment	173	32,423	187	19.4%
Residential Real Estate	197	15,545	79	9.3%
Other	40	11,284	282	6.8%
Accounts Receivable and Inventory	66	12,583	191	7.5%
Liquid Assets	12	451	38	0.3%
Unsecured	9	240	27	0.1%
Furniture and Fixtures	7	213	30	0.1%
Total	948	$166,752	$176	100.0%
The following table sets forth distribution by days delinquent of the Company’s SBA 7(a) unguaranteed loan portfolio at December 31, 2015 (in thousands):

Distribution by Days Delinquent
Delinquency Status	# of Loans	Aggregate Balance	Average Balance	% of Balance
Current	856	$151,950	$178	91.2%
1 to 30 days	23	3,525	153	2.1%
31 to 60 days	10	2,190	219	1.3%
61 to 90 days	—	—	—	—%
91 days or greater	59	9,087	154	5.4%
Total	948	$166,752	$176	100.0%
Consolidated Results of Operations - Year Ended December 31, 2015 Compared to 2014
The discussion of consolidated results of operations below compare the year ended December 31, 2015 to the period November 12, 2014 to December 31, 2014 (as a BDC) and the period ended November 11, 2014 (prior to the BDC Conversion). Where applicable, we have combined the two periods ended December 31, 2014 for comparison to the year ended December 31, 2015 as we believe this provides the most useful comparison of our year over year results.

Investment Income

Investment income for the year ended December 31, 2015 was $26,070,000 compared with total investment income of $1,976,000 for the period November 12, 2014 to December 31, 2014 and operating revenues of $131,847,000 for the period ended November 11, 2014. As a result of the BDC Conversion, there is no electronic payment processing revenue, web hosting and design revenue, servicing fee income from external portfolios, insurance commission revenue, and other income related to our payroll processing and accounts receivable financing and billing services included in the results for the year ended December 31, 2015.
Interest Income

Substantially all interest income for the year ended December 31, 2015 and combined periods ended December 31, 2014 was derived from SBA non-affiliate investments/loans. Interest income derived from SBA non-affiliate investments was $8,879,000 and $6,651,000 for the year ended December 31, 2015 and combined periods ended December 31, 2014, respectively. The increase in interest income is attributable to the average outstanding performing portfolio of SBA non-affiliate investments/loans increasing to $136,964,000 from $104,540,000 for the year ended December 31, 2015 and combined periods ended December 31, 2014, respectively. The increase in the average outstanding performing portfolio resulted from the origination of new SBA non-affiliate investments period over period.

NSBF Servicing Portfolio and Related Servicing Income

The following table represents NSBF originated servicing portfolio and servicing income earned for the year ended December 31, 2015 and combined periods ended December 31, 2014:

	Year ended December 31,	Combined periods ended December 31,
(In thousands):	2015	2014	$ Change	% Change
Total NSBF originated servicing portfolio (1)	$768,588	$631,285	$137,303	22%
Total servicing income earned	$4,611	$3,673	$938	26%

(1) Of this amount, the total average NSBF originated portfolio earning servicing income was $520,794,000 and $421,001,000 for the year ended December 31, 2015 and for the combined periods ended December 31, 2014, respectively.

Servicing fee income from the NSBF originated portfolio increased by $938,000 for the year ended December 31, 2015 compared to the combined periods ended December 31, 2014. The increase was attributable to the increase in total portfolio investments for which we earn servicing income. The portfolio increased $137,303,000 period over period. The increase was a direct result of increased investments in SBA non-affiliate investments from 2014 to 2015. There was no servicing fee income recognized for loans serviced for third parties for the year ended December 31, 2015. This third party servicing revenue, which was previously included in consolidated results, is recognized and earned by one of the Company's controlled portfolio companies, SBL. Total third party servicing fee income earned for the period ended November 11, 2014 was $6,142,000.
Dividend Income
Dividend income earned during the year ended December 31, 2015 was $10,218,000 and was earned from the following portfolio companies:

Portfolio Company (in thousands)	Year ended December 31, 2015
Universal Processing Services of Wisconsin, LLC	$6,590
CrystalTech Web Hosting, Inc.	308
Small Business Lending, Inc.	348
Premier Payments LLC	600
Exponential Business Development Co., Inc.	1,080
Secure Cybergateway Services, LLC	52
First Bankcard Alliance of Alabama, LLC	78
Summit Systems and Design, LLC	1,162
Total Dividends	$10,218
No dividend income was earned during the combined periods ended December 31, 2014.
Other Income

Other income of $2,040,000 for the year ended December 31, 2015 relates primarily to legal, packaging, prepayment, and late fees earned from SBA loans. Other income is not comparable period over period as 2014 amounts include revenue from certain controlled portfolio companies which were consolidated subsidiaries through November 11, 2014.
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

(in thousands)	Year ended December 31, 2015	Period November 12, 2014 to December 31, 2014
Net investment loss	$(6,185)	$(2,523)
Net realized gain on non-affiliate debt investments	28,386	595
Adjusted net investment income (loss)	$22,201	$(1,928)

For the period ended November 11, 2014, the Company did not operate as a BDC and therefore did not have net investment or adjusted net investment income. We believe this is a useful measure as it depicts the current income generated from our investment activities during the period. We include net realized gains on debt investments because they are recurring income related to the sale of SBA guaranteed non-affiliate investments in the secondary market.
Expenses

Total expenses decreased from $125,341,000 to $32,255,000 for the combined periods ended December 31, 2014 to the year ended December 31, 2015 as a result of the conversion to a BDC in November 2014. Electronic payment processing costs, salaries and benefits, depreciation and amortization, and other general and administrative expenses related to certain subsidiaries in 2014 are not included in 2015 results. As previously discussed, certain consolidated subsidiaries in 2014 are now reflected as investments in controlled portfolio companies and their results of operations are not included in 2015.
Interest Expense

Interest expense decreased by $1,412,000 for the year ended December 31, 2015 compared to the combined periods ended December 31, 2014. The following table highlights the components of interest expense for each period:

(in thousands)	Year ended December 31, 2015	Combined periods ended December 31, 2014	Change
Securitization trust VIE (NSBF)	$3,810	$3,081	$729
Summit Partners Credit Advisors, L.P. (NBS)	—	2,991	(2,991)
Capital One lines of credit (NSBF)	1,166	1,072	94
Capital One term loan and line of credit (NBS)	565	371	194
Notes due 2022	192	—	192
Related party note	621	—	621
Sterling line of credit (NBC)	—	292	(292)
Other	125	84	41
Total interest expense	$6,479	$7,891	$(1,412)

Interest expense related to securitizations increased as a result of additional securitization transactions completed in December 2014 and September 2015. In June 2014,  the Company entered into a four year $20,000,000 credit agreement with Capital One, consisting of a $10,000,000 term loan and a revolving line of credit of up to $10,000,000. The term loan was obtained to pay off the Summit Partners debt which carried a higher interest rate. The net reduction in interest expense was $2,797,000. In June 2015, the Company received $19,119,000 under an unsecured revolving line of credit extended by UPS and NTS and incurred $621,000 in interest expense for the year ended December 31, 2015. In addition, $192,000 of interest expense was incurred on the Notes Due 2022. For the year ended December 31, 2015, the Company did not incur interest expense related to the Sterling line of credit as it relates to Newtek Business Credit, a controlled portfolio company. Prior to the BDC Conversion, Newtek Business Credit was a consolidated subsidiary.

Net Realized Gains and Net Unrealized Appreciation and Depreciation

Net realized gains or losses on investments are measured by the difference between the net proceeds from the repayment or sale and the cost basis of our investments without regard to unrealized appreciation or depreciation previously recognized and includes investments charged off during the period, net of recoveries. Realized gains for the year ended December 31, 2015 were approximately $35,047,000 offset by approximately $1,189,000 of realized losses. The net change in unrealized appreciation or depreciation on investments primarily reflects the change in portfolio investment fair values during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

Net Realized Gains on SBA Non-Affiliate Investments

	Year ended December 31, 2015		Combined periods ended December 31, 2014
(In thousands)	# of Debt Investments	$ Amount	# of Debt Investments	$ Amount
SBA non-affiliate investments originated	292	$242,496	193	$202,269
SBA guaranteed non-affiliate investments sold	304	$211,089	163	$130,356
Realized gains recognized on sale of SBA guaranteed non-affiliate investments	—	$29,575	—	$869
Premium income recognized	—	$—	—	$18,623
Average sale price as a percent of principal balance (1)	—	111.72%	—	112.49%
(1) Realized gains/premiums greater than 110.00% must be split 50/50 with the SBA in accordance with SBA regulations. The realized gains/premium income recognized above reflects amounts net of split with SBA.

Realized gains from the sale of SBA non-affiliate investments for the year ended December 31, 2015 were $29,575,000 compared to $869,000 for the period November 12, 2014 to December 31, 2014. Premium income for the period ended November 11, 2014 was $18,623,000. Realized gains are comparable to premium income. Premium income relates to income earned from the sale of SBA loans. Subsequent to the BDC Conversion, the income related to these sales are recorded as realized gains. The increase is attributed to the increase in SBA investments sold which was partially offset by a decrease in the average sale premium from 112.49% for the combined periods ended December 31, 2014 to 111.72% for the year ended December 31, 2015.
Net Realized Gains on Controlled Investments
For the year ended December 31, 2015, realized gains on controlled investments were $5,473,000 and represent distributions in excess of our cost basis from controlled affiliates. Included in the $5,473,000 is a distribution in excess of basis from UPS of approximately $4,892,000 and approximately $572,000 in a distribution in excess of basis from First Bankcard Alliance of Alabama, LLC.
Net Unrealized Appreciation (Depreciation) on Investments

Unrealized appreciation on SBA guaranteed non-affiliate investments for the year ended December 31, 2015 was $7,395,000. This appreciation relates to guaranteed portions of SBA investments made for which we sold into a secondary market. Unrealized depreciation of SBA guaranteed investments was $10,610,000 which represents the reversal of the unrealized appreciation of SBA guaranteed non-affiliate investments sold during the year. Net unrealized appreciation on SBA unguaranteed non-affiliate investments resulted from fair value adjustments on new investments.

Net unrealized appreciation on controlled investments was $12,250,000 for the year ended December 31, 2015. This consisted primarily of $6,948,000 of unrealized appreciation on our investment in UPS and $5,565,000 of unrealized appreciation on our investment in SBL which were offset by unrealized depreciation of approximately $966,000 on our investment in NBC. The primary driver of the increase in UPS was better than projected financial performance and an increase in multiples of comparable companies. The primary driver for the increase in SBL was the addition of a new third party servicing contract which provides a longer-term stable revenue stream.

Provision for Deferred Taxes on Unrealized Appreciation on Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable subsidiaries are not consolidated with the Company for income tax purposes, but are consolidated for GAAP purposes, and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the years ended December 31, 2015 and 2014, the Company recognized a provision for deferred tax on unrealized gains of $857,000 and $0 for consolidated subsidiaries, respectively.
Net Unrealized Depreciation on Servicing Assets

The unrealized depreciation on servicing assets was $1,268,000 and $120,000 for the year ended December 31, 2015 and the period November 12, 2014 to December 31, 2014, respectively. Until November 11, 2014, servicing assets were recorded using the amortization method. As a result of the BDC Conversion, servicing assets are recorded at fair value at December 31, 2015. Amortization expense related to servicing assets was $1,366,000 for the period ended November 11, 2014 and is included in depreciation and amortization expense in the consolidated statements of operations.
Pro-Forma Results of Operations - Year Ended December 31, 2014
The discussion and analysis of our results of operations for 2014 are discussed on a "pro forma" basis. As previously discussed, the Company completed its conversion to a BDC on November 12, 2014. As a result, the Company will no longer have six reportable segments. Previously consolidated subsidiaries are now recorded as controlled portfolio companies for which the company records its investment at fair value. For purposes of the 2014 discussion and analysis below, the financial information is presented as if the conversion to a BDC had not occurred. We believe this provides the most useful comparison of our year over year results.
Business Segment Results for 2014
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

Electronic Payment Processing (EPP)

(In thousands):	Pro Forma 2014 (Unaudited)	For the period November 12, 2014 through December 31, 2014 (Unaudited)	For the period January 1, 2014 through November 11, 2014	2013
Revenue:
Electronic payment processing	$91,158	$11,631	$79,527	$89,651
Interest income	2	—	2	4
Total revenue	91,160	11,631	79,529	89,655
Expenses:
Electronic payment processing costs	76,620	9,659	66,961	75,761
Salaries and benefits	4,001	536	3,465	3,485
Professional fees	2,377	1,919	458	458
Depreciation and amortization	261	35	226	358
Insurance expense – related party	56	6	50	57
Other general and administrative costs	1,117	114	1,003	1,232
Total expenses	84,432	12,269	72,163	81,351
Income before income taxes	$6,728	$(638)	$7,366	$8,304
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

Processing revenues less electronic payment processing costs (“margin”) increased from 15.5% in 2013 to 15.9% in 2014. The increase in margin was primarily due to the implementation of a monthly non-compliance fee, implementation of an annual compliance service fee and an increase in rates to merchants. This increase was partially offset by an increase in the provision for chargeback losses attributable to a specific merchant that experienced a high level of chargebacks. Overall, the increase in margin dollars was $648,000 between years.

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

Professional fees increased $1,919,000 or 419.0% between years due to a reserve established in the amount of approximately $1,700,000 related to the FTC matter which is discussed in detail in Item 3. Legal Proceedings. Depreciation and amortization decreased $97,000 between periods as the result of previously acquired customer merchant portfolios becoming fully amortized between periods. Remaining costs decreased $115,000 or 9.3% between years largely due to a decrease in marketing expense of $212,000 as the result of the discontinuation of a marketing cost allocation in early 2014. This decrease was partially offset by an increase of $56,000 in travel expenses and $42,000 in office expense.

Income before income taxes decreased $1,576,000 or 19.0% to $6,728,000 in 2014 from $8,304,000 in 2013. The decrease in income before income taxes was due to the increase in margin of $648,000, offset by a net increase in other operating expense between years principally due to the $1,700,000 FTC reserve in the 2014 period.

Small Business Finance - Segment Reporting

(In thousands):	Pro Forma 2014 (Unaudited)	For the period November 12, 2014 through December 31, 2014 (Unaudited)	For the period January 1, 2014 through November 11, 2014	2013
Revenue:
Premium on loan sales	$19,493	$870	$18,623	$19,456
Servicing fee – NSBF Portfolio	3,671	561	3,110	2,769
Servicing fee – External Portfolio	6,524	382	6,142	3,796
Interest income	6,729	1,079	5,650	4,802
Management fees – related party	146	146	—	—
Other income	3,142	241	2,901	3,289
Total revenue	39,705	3,279	36,426	34,112
Net change in fair value of:
Servicing Asset	(120)	(120)	—	—
SBA loans held for sale	2,872	2,950	(78)	403
SBA loans held for investment	(3,858)	(273)	(3,585)	(1,629)
Warrants	—	—	—	—
Total net change in fair value	(1,106)	2,557	(3,663)	(1,226)
Expenses:
Salaries and benefits	10,101	1,486	8,615	7,649
Interest	5,549	611	4,938	5,568
Professional fees	1,395	488	907	1,011
Depreciation and amortization	1,452	12	1,440	1,241
Goodwill impairment	1,706	—	1,706	—
Provision for loan loss	(55)	—	(55)	1,322
Insurance expense-related party	32	—	32	24
Other general and administrative costs	7,251	1,161	6,090	5,928
Total expenses	27,431	3,758	23,673	22,743
Income before income taxes	$11,168	$2,078	$9,090	$10,143
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

Small Business Finance Summary

	For the Year ended December 31,
	2014		2013
(In thousands):	# Loans	$ Amount	# Loans	$ Amount
Guaranteed loans sold/transferred during the period	163	$130,356	167	$131,733
Gross loans originated during the period	193	$202,269	174	$177,941
Guaranteed loans that achieved sale status, originated in prior period	—	—	—	—
Premium income recognized (1)	—	$19,493	—	$19,456
Average sale price as a percent of principal balance		112.49%		112.32%
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
Servicing Portfolios and related Servicing fee income of Loans Funded and Average Sales Price

	Year ended December 31,
(In thousands):	2014	2013	% Change
Total NSBF originated servicing portfolio (1)	$631,285	$488,800	29%
Third party servicing portfolio	122,236	561,368	(78)%
Aggregate servicing portfolio	$753,521	$1,050,168	(28)%
Total servicing income earned NSBF portfolio	$3,671	$2,769	33%
Total servicing income earned external portfolio	$6,524	$3,796	72%
Total servicing income earned	$10,195	$6,565	55%
(1) Of this amount, the total average NSBF originated portfolio earning servicing income was $421,001,000 and $314,486,000, for the years ended December 31, 2014 and 2013, respectively.
SBL is the contractor managing and servicing portfolios of SBA 7(a), USDA and other loans acquired by the FDIC from failed financial institutions, and assists the FDIC in the packaging of these loans for sale. SBL's existing servicing facilities and personnel perform these activities supplemented by contract workers as needed. The size of the portfolio SBL serviced for the FDIC, and thus the revenue earned, has varied over time and depends on the level of bank failures and the needs of the FDIC in managing portfolios acquired from those banks as well as the success of being able to sell such portfolios. In October 2014, the FDIC was successful in selling a significant group of loans with SBL's assistance, which resulted in the reduction in third-party servicing portfolio as of December 31, 2014.

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

During 2014, the Company concluded there was an impairment of goodwill at the NBC reporting unit. As such, an impairment charge of $1,706,000 was recorded.

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
The following tables set forth distribution by business type of the Company’s SBA 7(a) loan portfolio for the years ended December 31, 2014 and December 31, 2013, respectively:
As of December 31, 2014

Distribution by Business Type
Business Type	# of Loans	Balance	Average Balance	% of Balance
Existing Business	529	$104,673	$198	79.9%
Business Acquisition	112	17,969	160	13.7%
Start-Up Business	127	8,383	66	6.4%
Total	768	$131,025	$171	100.0%
As of December 31, 2013

Distribution by Business Type
Business Type	# of Loans	Balance	Average Balance	% of Balance
Existing Business	451	$78,674	$174	80.9%
Business Acquisition	88	11,760	134	12.1%
Start-Up Business	136	6,801	50	7.0%
Total	675	$97,235	$144	100.0%
The following tables set forth distribution by borrower’s credit score of the Company’s SBA 7(a) loan portfolio for the years ended December 31, 2014 and December 31, 2013, respectively
As of December 31, 2014

Distribution by Borrower Credit Score
Credit Score	# of Loans	Balance	Average Balance	% of Balance
500 to 550	11	$1,454	$132	1.1%
551 to 600	27	3,336	124	2.5%
601 to 650	96	21,186	221	16.2%
651 to 700	201	34,324	171	26.2%
701 to 750	229	40,952	179	31.3%
751 to 800	169	25,003	148	19.1%
801 to 850	29	3,676	127	2.8%
Not available	6	1,094	182	0.8%
Total	768	$131,025	$171	100.0%
As of December 31, 2013

Distribution by Borrower Credit Score
Credit Score	# of Loans	Balance	Average Balance	% of Balance
500 to 550	7	$709	$101	0.7%
551 to 600	23	2,583	112	2.7%
601 to 650	78	14,384	184	14.8%
651 to 700	172	24,170	141	24.9%
701 to 750	201	28,552	142	29.4%
751 to 800	160	22,438	140	23.1%
801 to 850	28	3,220	115	3.3%
Not available	6	1,179	197	1.1%
Total	675	$97,235	$144	100.0%
The following tables set forth distribution by primary collateral type of the Company’s SBA 7(a) loan portfolio for the years ended December 31, 2014 and December 31, 2013, respectively:
As of December 31, 2014

Distribution by Primary Collateral Type
Collateral Type	# of Loans	Balance	Average Balance	% of Balance
Commercial Real Estate	370	$76,796	$208	58.6%
Machinery and Equipment	136	25,446	187	19.4%
Residential Real Estate	172	13,583	79	10.4%
Other	34	8,458	249	6.5%
Accounts Receivable and Inventory	38	5,691	150	4.3%
Liquid Assets	11	838	76	0.6%
Furniture and Fixtures	7	213	30	0.2%
Total	768	$131,025	$171	100.0%
As of December 31, 2013

Distribution by Primary Collateral Type
Collateral Type	# of Loans	Balance	Average Balance	% of Balance
Commercial Real Estate	294	$51,656	$176	53.1%
Machinery and Equipment	127	24,132	190	24.8%
Residential Real Estate	181	11,426	63	11.8%
Other	32	6,289	197	6.5%
Accounts Receivable and Inventory	26	2,805	108	2.9%
Liquid Assets	9	810	90	0.8%
Furniture and Fixtures	6	117	20	0.1%
Total	675	$97,235	$144	100.0%
The following tables set forth distribution by days delinquent of the Company’s SBA 7(a) loan portfolio for the years ended December 31, 2014 and December 31, 2013, respectively:
As of December 31, 2014

Distribution by Days Delinquent
Delinquency Status	# of Loans	Balance	Average Balance	% of Balance
Current	676	$117,517	$174	89.7%
1 to 30 days	24	3,002	125	2.3%
31 to 60 days	15	2,127	142	1.6%
61 to 90 days	1	8	8	—%
91 days or greater	52	8,371	161	6.4%
Total	768	$131,025	$171	100.0%
As of December 31, 2013

Distribution by Days Delinquent
Delinquency Status	# of Loans	Balance	Average Balance	% of Balance
Current	583	$85,031	$146	87.5%
1 to 30 days	29	2,558	88	2.6%
31 to 60 days	12	2,704	225	2.8%
61 to 90 days	—	—	—	—%
91 days or greater	51	6,942	136	7.1%
Total	675	$97,235	$144	100.0%
Newtek Technology Solutions

(In thousands):	Pro Forma 2014 (Unaudited)	For the period November 12, 2014 through December 31, 2014 (Unaudited)	For the period January 1, 2014 through November 11, 2014	2013
Revenue:
Web hosting and design	$15,849	$1,852	$13,997	$17,576
Expenses:
Salaries and benefits	4,945	643	4,302	5,103
Interest	44	3	41	94
Professional fees	483	71	412	507
Depreciation and amortization	1,324	159	1,165	1,316
Insurance expense – related party	12	—	12	14
Other general and administrative costs	5,960	713	5,247	6,978
Total expenses	12,768	1,589	11,179	14,012
Income before income taxes	$3,081	$263	$2,818	$3,564
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
All Other

(In thousands):	Pro Forma 2014 (Unaudited)	For the period November 12, 2014 through December 31, 2014 (Unaudited)	For the period January 1, 2014 through November 11, 2014	2013
Revenue:
Insurance commissions	$1,667	$184	$1,483	$1,737
Insurance commissions – related party	223	16	207	235
Other income	620	101	519	516
Other income – related party	78	10	68	80
Interest income	—	—	—	—
Total revenue	2,588	311	2,277	2,568
Expenses:
Salaries and benefits	2,332	259	2,073	2,511
Professional fees	437	48	389	621
Depreciation and amortization	209	29	180	203
Insurance expense – related party	9	—	9	9
Other general and administrative costs	882	103	779	830
Total expenses	3,869	439	3,430	4,174
Loss before income taxes	$(1,281)	$(128)	$(1,153)	$(1,606)
The All other segment includes revenues and expenses primarily from Newtek Insurance Agency, LLC (“NIA”), Newtek Payroll Services (“NPS”) and qualified businesses that received investments made through the Company’s Capcos which cannot be aggregated with other operating segments.
Comparison of the years ended December 31, 2014 (Pro forma) and December 31, 2013
Revenue increased by $20,000 for the year ended December 31, 2014 attributable primarily to a $102,000 increase in other income at NPS due to an increase in customers and total employees served. The increase was offset by a decrease of $82,000 combined insurance commission revenue. Insurance commissions decreased due to revenue decreases on health insurance policies, combined with decreases in related party commissions due to premium decreases on Newtek insurance policies.

Salaries and benefits decreased by $179,000 as a result of reduction in employee headcount at NIA, Summit Systems and Designs (“SUM”), and Advanced Cyber Security Systems (“ACS”). The $184,000 decrease in professional fees is mainly due to decreases in broker commissions as well as a decrease in legal expenses at NPS. The increase in other general and administrative costs was mainly related to a settlement of $162,000, increases in IT costs of $64,000 and referral fees of $10,000 at NPS. These increases were offset by a decrease of $177,000 in software licensing fees at ACS.
Corporate activities

(In thousands):	Pro Forma 2014 (Unaudited)	For the period November 12, 2014 through December 31, 2014 (Unaudited)	For the period January 1, 2014 through November 11, 2014	2013
Revenue:
Management fees – related party	$796	$100	$696	$896
Interest income	5	2	3	2
Other income	80	5	75	2
Total revenue	881	107	774	900
Expenses:
Salaries and benefits	5,601	474	5,127	5,779
Interest expense	2,372	106	2,266	27
Professional fees	1,139	170	969	1,309
Depreciation and amortization	146	17	129	161
Lease restructuring charges (amortization)	(291)	(36)	(255)	(291)
Insurance expense – related party	115	11	104	131
Other general and administrative costs	2,621	308	2,313	1,786
Total expenses	11,703	1,050	10,653	8,902
Loss before income taxes	$(10,822)	$(943)	$(9,879)	$(8,002)
The Corporate activities segment implements business strategy, directs marketing, provides technology oversight and guidance, coordinates and integrates activities of the other segments, contracts with alliance partners, acquires customer opportunities, and owns our proprietary NewTracker® referral system and all other intellectual property rights. This segment includes revenue and expenses not allocated to other segments, including interest income, Capco management fee income, and corporate operating expenses. These operating expenses consist primarily of internal and external public accounting expenses, internal and external corporate legal expenses, corporate officer salaries, sales and marketing expenses and rent for the principal executive offices.
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
Total expenses increased by $2,801,000, or 31%, for the year ended December 31, 2014 as compared with the same period in 2013. The increases were primarily driven by an increase in interest expense of which $1,905,000 was related to the closing of the new term loan and line of credit with Capital One which was used to repay Summit and the outstanding on the MTS term notes. The $1,905,000 increase relates to the amortization of deferred financing costs and debt discount related to the Summit note. Interest expense also increased by $371,000 related to the new Capital One term loan and line of credit. Other general and administrative costs increased mainly due to an increase in marketing expense related to an increase in the purchase of air time for our television ad campaign.
These increases were partially offset by a $170,000 reduction in professional fees due to higher legal fees in the prior year as well as higher audit costs incurred in 2013.
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

(In thousands):	Pro Forma 2014 (Unaudited)	For the period November 12, 2014 through December 31, 2014 (Unaudited)	For the period January 1, 2014 through November 11, 2014	2013
Revenue:
Income from tax credits	$61	$13	$48	$113
Interest income	13	3	10	29
Dividend income – related party	348	46	302	49
Other income	9	5	4	22
Total revenue	431	67	364	213
Net change in fair value of: Credits in lieu of cash and Notes payable in credits in lieu of cash	(8)	(3)	(5)	21
Expenses:
Interest expense	92	14	78	174
Management fees – related party	942	246	696	896
Professional fees	266	47	219	296
Other general and administrative costs	154	10	144	152
Total expenses	1,454	317	1,137	1,518
Loss before income taxes	$(1,031)	$(253)	$(778)	$(1,284)
Comparison of the years ended December 31, 2014 (Pro forma) and December 31, 2013
Revenue is derived primarily from non-cash income from tax credits, interest and dividend income. The decrease in tax credits for the year ended December 31, 2014 versus 2013 reflects the effect of the declining dollar amount of tax credits remaining in 2014. The amount of future income from tax credits revenue will fluctuate with future interest rates. However, over future periods through 2016, the amount of tax credits, and therefore the income the Company will recognize, will decrease to zero. Interest income decreased by $16,000 due to a reduction in the average cash balance during 2014. The increase in total revenue for the year ended December 31, 2014 compared to 2013 is primarily due to $296,000 in dividends received from a related party, earned by three of the Capcos on equity investments made in 2013 and $52,000 in dividends from a preferred interest in a related party, partially offset with income from previously written-off investments received in a prior period.
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

Overall, the loss before income taxes in the Capco segment decreased by $253,000 in 2014, primarily due to an increase in dividend income and a decrease in interest expense.

Liquidity and Capital Resources

Cash Flows

	As a Business Development Company		Prior to becoming a Business Development Company
	For the Year Ended December 31,	For the Period November 12 to December 31,	For the Period January 1 to November 11,	For the Year Ended December 31,
	2015	2014	2014	2013
Net cash (used in) provided by operating activities	$(37,951)	$(38,923)	$24,553	$4,974
Net cash provided by (used in) investing activities	302	(20)	(30,016)	(36,121)
Net cash provided by financing activities	24,144	52,023	1,054	29,426
Net (decrease) increase in cash and cash equivalents	(13,505)	13,080	(4,409)	(1,721)
Cash and cash equivalents, beginning of year/period	17,813	4,733	12,508	14,229
Cash and cash equivalents, end of year/period	$4,308	$17,813	$8,099	$12,508
2015
For the year ended December 31, 2015, we experienced a net decrease in cash and cash equivalents of $13,505,000 which is primarily the net result of $37,951,000 of cash used for operating activities and $24,144,000 provided by financing activities.
During the year we used $37,951,000 of cash for our operating activities consisting primarily of (i) new portfolio investments of $262,499,000, of which approximately $14,030,000 was used to purchase Premier Payments LLC, $2,200,000 was used to fund a new debt investment, Titanium Asset Management LLC, and approximately $242,496,000 was used to originate SBA 7(a) loan investments, (ii) increase in broker receivable and servicing assets of $32,083,000 and $4,827,000, respectively, (iii) increase in restricted cash of $12,665,000. The foregoing uses of cash were partially offset by (i) proceeds from the sale of investments of $240,663,000 (ii) principal received from portfolio company investments of $21,638,000 and (iii) distributions from portfolio companies deemed return of investment or capital gains of $9,218,000. In addition, financing activities provided cash of $24,144,000, consisting primarily of (i) net proceeds from a public offering of common stock of $35,290,000, (ii) proceeds from a public bond offering of $8,324,000, (iii) net borrowings from a related party of $5,647,000, (iv) issuance of additional senior notes of $32,029,000 partially offset by (i) cash dividends paid of $24,306,000 and (ii) total principal payments on debt of $33,916,000.
2014
Net cash flows from operating activities decreased $19,344,000 to $14,370,000 of cash used for the year ended December 31, 2014 compared to $4,974,000 of cash provided during the year ended December 31, 2013. This change primarily reflects the origination of SBA loans of $39,484,000 offset by payments received of $6,421,000 which are included in operating activities for the period November 12, 2014 through December 31, 2014. As discussed below, originations and repayments were included in investing activities through November 11, 2014 and in 2013. The decrease was offset by an increase in broker receivable in 2014. Broker receivables arise from loans traded but not settled before period end and represent the amount of cash due from the purchasing broker; the amount varies depending on loan origination volume and the timing of sales at year end.
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
Capital Resources
As of December 31, 2015, we had $4,308,000 of cash and cash equivalents, $12,115,000 available from our Capital One facilities and $14,933,000 available under our related party revolving line of credit. As of December 31, 2015, our net asset value totaled $203,949,000 or $14.06 per share.

Public Offerings

On October 15, 2015 we completed a public offering of 2,000,000 shares of our common stock at a public offering price of $16.50 per share. We also sold an additional 300,000 shares of common stock at a public offering price of $16.50 per share pursuant to the underwriter's full exercise of the over-allotment option. Proceeds, net of offering costs and expenses were $35,290,000.

On November 18, 2014 we completed a public offering of 2,200,000 shares of our common stock at a public offering price of $12.50 per share. We also sold an additional 330,000 shares of common stock at a public offering price of $12.50 per share pursuant to the underwriter's full exercise of the over-allotment option. Proceeds, net of offering costs and expenses were $27,883,000.
In September 2015, we issued $8,324,000, including the underwriter's partial exercise of their over-allotment option, in aggregate principal amount of the 7.5% Notes due 2022. The Notes are the Company’s direct unsecured obligations and rank: (i) pari passu with the Company’s other outstanding and future unsecured indebtedness; (ii) senior to any of the Company’s future indebtedness that expressly provides it is subordinated to the Notes; (iii) effectively subordinated to all the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness; (iv) structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. The Notes will mature on September 30, 2022 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after September 23, 2018, at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to but not including the date fixed for redemption. Proceeds net of offering costs and expenses were $7,747,000.
Capital One Facilities

NSBF has a $50,000,000 million credit facility with Capital One. The facility provides for a 55% advance rate on the non-guaranteed portions of the SBA 7(a) loans it originates, and a 90% advance rate on the guaranteed portions of SBA 7(a) loans it originates. The interest rate on the portion of the facility, collateralized by the government guaranteed portion of SBA 7(a) loans, is set at Prime plus 1.00%, and there is a quarterly facility fee equal to 0.25% on the unused portion of the revolving credit calculated as of the end of each calendar quarter. The interest rate on the portion of the facility, collateralized by the non-guaranteed portion of SBA 7(a) loans, is set at Prime plus 1.875%, and there is a quarterly facility fee equal to 0.25% on the unused portion of the revolving credit calculated as of the end of each calendar quarter. In June 2015, we amended the existing facility to eliminate the fixed charge coverage ratio in exchange for a debt service ratio, new EBITDA minimums, the elimination of restrictions on the our ability to pay dividends to stockholders, as well as the release of the guarantees of our former subsidiaries (now treated as portfolio companies). In addition, the amendment extended the date on which the facility will convert to a term loan from May 16, 2016 to May 16, 2017 and extended the maturity date of the facility to May 16, 2019.  At December 31, 2015 and 2014, we had $29,100,000 and $33,856,000 outstanding under the lines of credit. At December 31, 2015, we were in full compliance with all applicable loan covenants.

Related Party Notes Payable

In June 2015, we entered into an unsecured revolving line of credit agreement with UPS and NTS. Maximum borrowings under the line of credit are $38,000,000. The outstanding balance bears interest at a rate equal to (a) the greater of LIBOR or 50 basis points plus (b) 7% or at a rate equal to (y) the greater of the Prime Rate or 3.5%, plus (z) 6%. At December 31, 2015, the line of credit bears interest at a rate of 7.5%. The revolving line of credit has a maturity date of June 21, 2019. The outstanding borrowings at December 31, 2015 were $5,647,000.
Securitization Transactions

In December 2010, we created a financing channel for the sale of the unguaranteed portions of SBA 7(a) loans held on our balance sheet. We transferred the unguaranteed portions of SBA loans of $19,615,000, and an additional $3,000,000 in loans issued subsequent to the transaction, to a special purpose entity created for this purpose, Newtek Small Business Loan Trust 2010-1 (the “Trust”), which in turn issued notes (the “securitization notes”) for the par amount of $16,000,000 against the assets in a private placement. The Trust is only permitted to purchase the unguaranteed portion of SBA 7(a) loans, issue asset-backed securities, and make payments on the securities. The Trust issued a single series of securitization notes to pay for the unguaranteed portions it acquired from us and will be dissolved when those securities have been paid in full. The primary source for repayment of the securitization notes is the cash flows generated from the unguaranteed portion of SBA 7(a) loans now owned by the Trust; principal on the securitization notes will be paid by cash flow in excess of that needed to pay various fees related to the operation of the Trust and interest on the debt. The securitization notes have an expected maturity of about five years based on the expected performance of the underlying collateral and structure of the debt and a legal maturity of 30 years from the date of issuance. The assets of the Trust are legally isolated and are not available to pay our creditors. We continue to retain rights to cash reserves and all residual interests in the Trust and will receive servicing income. Proceeds from this transaction were used to repay a Capital One loan and for general corporate and lending purposes. Because we determined we are the primary beneficiary of the Trust we needed to consolidate the Trust into our financial statements. We continue to recognize the securitization notes in Notes payable. The investors and the Trust have no recourse to any of our other assets for failure if the Trust has insufficient funds to pay its obligations when due; however, Newtek, has provided a limited guaranty to the investors in the Trust in an amount not to exceed 10% of the original issuance amount, to be used after all of the assets of the Trust have been exhausted. The notes were issued with an “AA” rating from S&P based on the underlying collateral.
In December 2011, we entered into a Supplemental Indenture by which the original $16,000,000 of securitization notes were amended to reflect a new principal amount of $12,880,000, as a result of principal payments made, and additional notes were issued in an initial principal amount of $14,899,000, so that the initial aggregate principal amount of all notes as of December 31, 2011 totaled $27,779,000. The notes are backed by approximately $40,500,000 of the unguaranteed portions of loans originated, and include an additional $5,000,000 to be originated and issued to the Trust by us under the SBA loan program. The notes retained their AA rating under S&P, and the final maturity date of the amended notes is March 22, 2037. The proceeds of the transaction have been and will be used to repay debt and originate new loans.
In March 2013, we transferred the unguaranteed portions of SBA loans of $23,569,000, and an additional $5,900,000 in loans issued subsequent to the transaction, to a special purpose entity Newtek Small Business Loan Trust 2013-1 (the “Trust”). The Trust in turn issued securitization notes for the par amount of $20,909,000 against the assets in a private placement. The notes received an “A” rating by S&P; and the final maturity date of the amended notes is June 25, 2038. The proceeds of the transaction have been and will be used to repay debt and originate new loans.
In December 2013, we completed an additional transaction whereby the unguaranteed portions of SBA loans of $23,947,000, and an additional $3,642,000 in loans issued subsequent to the transaction, was transferred to a Trust. The Trust in turn issued securitization notes for the par amount of $24,433,000 against the assets in a private placement. The notes received an “A” rating by S&P, and the final maturity date of the amended notes is April 25, 2039. The proceeds of the transaction have been and will be used to repay debt and originate new loans.
In December 2014, we completed an additional transaction which resulted in the transfer of $36,000,000 of unguaranteed portions of SBA loans and an additional $7,500,000 in loans which were issued subsequent to the transaction.  The Trust in turn issued securitization notes for the par amount of $31,700,000 against the assets in a private placement. The notes received an “A” rating by S&P, and the final maturity date of the notes is April 2040. The proceeds of the transaction have been and will be used to repay debt and originate new loans.

In September 2015, we issued additional unguaranteed SBA 7(a) loan-backed notes as part of an upsizing of the Newtek Small Business Loan Trust, Series 2010-1. Note principal amounts of the original and exchanged notes were approximately $8,771,000 with additional notes which totaled approximately $32,028,000 as part of the upsizing. The initial aggregate amount of the senior notes issued by the Trust were approximately $40,800,000 on the closing date. The notes are collateralized by approximately $46,458,000 of SBA 7(a) unguaranteed portions and include a prefunded amount of $14,679,000 to be originated and transferred subsequently to the trust. The notes retained their AA rating under S&P, and the final maturity of the amended notes is February 25, 2041.
Tabular Disclosure of Contractual Obligations
The following table represents our obligations and commitments as of December 31, 2015 for future cash payments under debt, lease and employment agreements (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Bank notes payable (1)	$29,100	$29,100	$—	$—	$—
Securitization notes payable	91,745	—	—	—	91,745
Notes due 2022	8,324	—	—	—	8,324
Note payable - related party	5,647	—	—	5,647	—
Capital lease	17	16	1	—	—
Operating leases	14,736	1,252	3,481	2,426	7,577
Employment agreements	240	240	—	—	—
Total contractual obligations	$149,809	$30,608	$3,482	$8,073	$107,646
(1) Amounts owed under the line attributed to the guaranteed portion of SBA 7(a) loans. Bears interest at the prime rate plus 1.00%. Amounts are repaid upon settlement of the sale of guaranteed portions of SBA 7(a) loans.
Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following items as critical accounting policies.
Fair Value Measurements

We value investments for which market quotations are readily available at their market quotations. However, a readily available market value is not expected to exist for many of the investments in our portfolio, and we value these portfolio investments at fair value as determined in good faith by our Board under our valuation policy and process. We may seek pricing information with respect to certain of our investments from pricing services or brokers or dealers in order to value such investments. We also employ independent third party valuation firms for certain of our investments for which there is not a readily available market value.

The application of our valuation methods may include comparisons of the portfolio companies to peer companies that are public, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, discounted cash flow, the markets in which the portfolio company does business and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we will consider the pricing indicated by the external event to corroborate the private equity valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a readily available market value existed for such investments and may differ materially from values that may ultimately be received or settled.

Our Board is ultimately and solely responsible for determining, in good faith, the fair value of investments that are not publicly traded, whose market prices are not readily available on a quarterly basis or any other situation where portfolio investments require a fair value determination.

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

We receive a variety of fees from borrowers in the ordinary course of conducting our business, including packaging fees, late fees and prepayment fees. All other income is recorded when earned.

Dividend income is recorded at the time dividends are declared. Distributions of earnings from a portfolio companies are evaluated to determine if the distribution is income, return of capital or realized gain.

Income Taxes

We elected to be treated as a RIC under Subchapter M of the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, we are required to meet certain source of income and asset diversification requirements, and timely distribute to our stockholders at least 90% of investment company taxable income, as defined by the Code, for each tax year. We have made and intend to continue to make the requisite distributions to our stockholders, which will generally relieve us from U.S. federal income taxes.

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
New Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, “Leases”,which amends various aspects of existing accounting guidance for leases, including the recognition of a right of use asset and a lease liability for leases with a duration of greater than one year. The ASU is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those periods. Early adoption is permitted. The Company has not completed its review of the new guidance; however, the Company anticipates that upon adoption of the standard it will recognize additional assets and corresponding liabilities related to leases on its consolidated statements of assets and liabilities.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”, which, among other things, requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. Additionally, the ASU changes the disclosure requirements for financial instruments. This ASU is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those periods, and early adoption is permitted for certain provisions. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements and disclosures.

In September 2015, the FASB issued ASU 2015-16 “Simplifying the Accounting for Measurement-Period Adjustments.” The update requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The update requires that the acquirer record in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. This ASU is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods.The Company does not expect this update to have a material impact on its consolidated financial statements and disclosures.
In August 2015, the FASB issued ASU 2015-15 “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” The update allows debt issuance costs related to a line-of-credit arrangement to be deferred as an asset and subsequently amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. As the Company currently presents such debt issuance costs in accordance with the update, the Company does not expect this update to have a material impact on its consolidated financial statements and disclosures.

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
NSBF primarily lends at an interest rate of prime, which resets on a quarterly basis, plus a fixed margin. The Capital One warehouse lines, securitization notes and related party debt are on a prime plus a fixed factor basis. As a result the Company believes it has matched its cost of funds to its interest income in its financing activities. However, because of the differential between the amount lent and the smaller amount financed a significant change in market interest rates will have a material effect on our income. In periods of sharply rising interest rates, our cost of funds will increase at a slower rate than the interest income earned on the loans we have made; this should improve our net investment income, holding all other factors constant. However, a reduction in interest rates, as has occurred since 2008, has and will result in the Company experiencing a reduction in investment income; that is interest income will decline more quickly than interest expense resulting in a net reduction of benefit to investment income.
NSBF depends on the availability of secondary market purchasers for the guaranteed portions of SBA loans and the premium received on such sales to support its lending operations. At this time the secondary market for the guaranteed portions of SBA loans is robust but during the 2008 and 2009 financial crisis the Company had difficulty selling its loans for a premium; although not expected at this time, if such conditions did recur, NSBF would most likely cease making new loans and could experience a substantial reduction in profitability.

We do not have significant exposure to changing interest rates on invested cash which was approximately $27,212,000 at December 31, 2015. We do not purchase or hold derivative financial instruments for trading purposes. All of our transactions are conducted in U.S. dollars and we do not have any foreign currency or foreign exchange risk. We do not trade commodities or have any commodity price risk.
We believe that we have placed our demand deposits, cash investments and their equivalents with high credit-quality financial institutions. The Company invests cash not held in interest free checking accounts or bank money market accounts mainly in U.S. Treasury only money market instruments or funds and other investment-grade securities. As of December 31, 2015, cash deposits in excess of Federal Deposit Insurance Corporation (“FDIC”) and Securities Investor Protection Corporation (“SIPC”) insurance totaled approximately $13,908,000.
ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Our consolidated financial statements and related notes begin on Page F-1, which are included in this Annual Report on Form 10-K.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.

(a)  Evaluation of Disclosure Controls and Procedures

As of December 31, 2015 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Accounting Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b)  Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2015. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 based upon criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2015 based on the criteria in Internal Control — Integrated Framework (2013) issued by COSO.

(c)  Attestation Report of the Registered Public Accounting Firm.

RSM US LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, as stated in its report, which is included under “Item 8. Consolidated Financial Statements and Supplementary Data” of this annual report on Form 10-K.

(d)  Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that occurred during our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
None
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

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

10.2
Employment Agreement with Barry Sloane, dated March 31, 2015 (Incorporated by reference to Exhibit 10.5 to Newtek Business Services Corp.'s Current Report on Form 8-K (File No. 814-01035), filed April 16, 2015).

10.3
Employment Agreement with Craig J. Brunet, dated March 31, 2015 (Incorporated by reference to Exhibit 10.1 to Newtek Business Services Corp.'s Current Report on Form 8-K (File No. 814-01035), filed April 16, 2015).

10.4
Employment Agreement with Jennifer C Eddelson, dated March 31, 2015 (Incorporated by reference to Exhibit 10.2 to Newtek Business Services Corp.'s Current Report on Form 8-K (File No. 814-01035), filed April 16, 2015).

10.5
Employment Agreement with Michael A. Schwartz, dated March 31, 2015 (Incorporated by reference to Exhibit 10.3 to Newtek Business Services Corp.'s Current Report on Form 8-K (File No. 814-01035), filed April 16, 2015).

10.6
Employment Agreement with Matthew G. Ash, dated March 31, 2015 (Incorporated by reference to Exhibit 10.4 to Newtek Business Services Corp.'s Current Report on Form 8-K (File No. 814-01035), filed April 16, 2015).

10.7
Lease and Master Services Agreement dated March 15, 2007 between CrystalTech Web Hosting, Inc. and i/o Data Centers (Incorporated herein by reference to Exhibit 10.4 to Newtek Business Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 001-16123), filed May 15, 2007).

10.8.1
Loan and Security Agreement, dated as of April 30, 2010, between CrystalTech Web Hosting, Inc., Newtek Small Business Finance, Inc. and Capital One, N.A. (Incorporated herein by reference to Exhibit 10.16.1 to Newtek Business Services, Inc.’s Current Report on Form 8-K (File No. 001-16123), filed May 5, 2010).

10.8.2
Guaranty of Payment and Performance, dated as of April 30, 2010, between Newtek Business Services, Inc. and Capital One Bank, N.A. (Incorporated herein by reference to Exhibit 10.16.2 to Newtek Business Services, Inc.’s Current Report on Form 8-K (File No. 001-16123), filed May 5, 2010).

10.9
Newtek Business Services Corp. 2014 Stock Incentive Plan (Incorporated herein by reference to Exhibit 8.6 to Registrant’s Registration Statement on Form N-14 (File No. 333-195998), filed September 24, 2014).

10.10.1
Loan and Security Agreement, dated as of December 15, 2010, between Newtek Small Business Finance, Inc. and Capital One Bank, N.A. (Incorporated herein by reference to Exhibit 10.18.1 to Newtek Business Services, Inc.’s Current Report on Form 8-K (File No. 001-16123), filed December 20, 2010, as amended on March 2, 2011).

10.10.2
Guaranty Agreement, dated as of December 15, 2010, between Newtek Business Services, Inc. and Capital One Bank, N.A. (Incorporated herein by reference to Exhibit 10.18.2 to Newtek Business Services, Inc.’s Current Report on Form 8-K (File No. 001-16123), filed December 20, 2010, as amended on March 2, 2011).

10.10.3
Amended and Restated Loan and Security Agreement, dated as of June 16, 2011, by and between Newtek Small Business Finance, Inc. and Capital One, N.A. (Incorporated herein by reference to Exhibit 10.8.3 to Newtek Business Services, Inc.’s Current Report on Form 8-K (File No. 001-16123), filed June 21, 2011).

10.10.4
Amended and Restated Guaranty of Payment and Performance, dated as of June 16, 2011, by and between Newtek Business Services, Inc., and Capital One, N.A. (Incorporated herein by reference to Exhibit 10.8.4 to Newtek Business Services, Inc.’s Current Report on Form 8-K (File No. 001-16123), filed June 21, 2011).

10.10.5
Amendment to Loan Documents, dated October 6, 2011, by and among Newtek Small Business Finance, Inc., Capital One Bank, N.A. and each of the guarantors listed on the signature pages thereto (Incorporated herein by reference to Exhibit 10.8.5 to Newtek Business Services, Inc.’s Current Report on Form 8-K (File No. 001-16123), filed October 11, 2011).

10.10.6
Amended and Restated Loan and Security Agreement, dated as of July 16, 2013, by and between Newtek Small Business Finance, Inc. and Capital One, National Association (Incorporated herein by reference to Exhibit 10.1 to Newtek Business Services, Inc.’s Current Report on Form 8-K (File No. 001-16123), filed July 19, 2013).

10.10.7
Guaranty and Security Agreement Letter Amendment, dated as of July 16, 2013, by and between Capital One, National Association and Newtek Business Services, Inc. (Incorporated herein by reference to Exhibit 10.2 to Newtek Business Services, Inc.’s Current Report on Form 8-K (File No. 001-16123), filed July 19, 2013).

10.10.8
Amended and Restated Loan and Security Agreement, dated as of October 29, 2014, by and between Newtek Small Business Finance, Inc. and Capital One, National Association (Incorporated herein by reference to Exhibit 10.1 to Newtek Business Services, Inc.’s Current Report on Form 8-K (File No. 001-16123), filed October 30, 2014).

10.10.9
First Amendment to Loan Documents, dated June 18, 2015, by and among Capital One, North America, Newtek Small Business Finance, LLC, Newtek Business Services Corp. and the other guarantors party thereto (Incorporated by reference to Exhibit 10.1 to Newtek Business Services Corp.'s Current Report on Form 8-K (File No. 814-01035), filed June 24, 2015.

10.10.10
Amended and Restated Guaranty of Payment and Performance, dated as of June 18, 2015, by and between Capital One, National Association and Newtek Business Services Corp. (Incorporated by reference to Exhibit 10.2 to Newtek Business Services Corp.'s Current Report on Form 8-K (File No. 814-01035), filed June 24, 2015.

10.10.11
Guaranty and Security Agreement Letter Agreement, dated as of October 29, 2014, by and between Capital One, National Association and Newtek Business Services, Inc. (Incorporated herein by reference to Exhibit 10.2 to Newtek Business Services, Inc.’s Current Report on Form 8-K (File No. 001-16123), filed October 30, 2014).

10.11.1
Newtek Small Business Loan Trust Class A Notes, dated December 22, 2010 (Incorporated herein by reference to Exhibit 10.19.1 to Newtek Business Services, Inc.’s Current Report on Form 8-K (File No. 001-16123), filed December 23, 2010).

10.11.2
Amended Newtek Small Business Loan Trust Class A Notes, dated December 29, 2011 (Incorporated herein by reference to Exhibit 10.19.2 to Newtek Business Services, Inc.’s Current Report on Form 8-K (File No. 001-16123), filed January 5, 2012).

10.11.3
Additional Newtek Small Business Loan Trust Class A Notes, dated December 29, 2011 (Incorporated herein by reference to Exhibit 10.19.3 to Newtek Business Services, Inc.’s Current Report on Form 8-K (File No. 001-16123), filed January 5, 2012).

10.12.1
Loan and Security Agreement, dated as of February 28, 2011, by and between CDS Business Services, Inc. and Sterling National Bank (Incorporated herein by reference to Exhibit 10.10.1 to Newtek Business Services, Inc.’s Current Report on Form 8-K (File No. 001-16123), filed March 3, 2011).

10.12.2
Guaranty, dated as of February 28, 2011, by and between Newtek Business Services, Inc. and Sterling National Bank (Incorporated herein by reference to Exhibit 10.10.2 to Newtek Business Services, Inc.’s Current Report on Form 8-K (File No. 001-16123), filed March 3, 2011).

10.12.3
Amendment No. 1, dated December 5, 2012, to Loan and Security Agreement, dated as of February 28, 2011, by and between CDS Business Services, Inc. and Sterling National Bank (Incorporated herein by reference to Exhibit 10.9.3 to Newtek Business Services, Inc.’s Current Report on Form 8-K (File No. 001-16123), filed December 11, 2012).

10.13
Credit Agreement by and between Newtek Business Services, Inc. and Capital One, National Association, dated as of June 26, 2014 (Incorporated herein by reference to Exhibit 10.1 to Newtek Business Services, Inc.’s Current Report on Form 8-K (File No. 001-16123), filed July 1, 2014).

10.14
Form of Custodian Agreement (Previously filed in connection with Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-191499), filed on November 3, 2014, and incorporated by reference herein).

10.15
Newtek Small Business Loan Trust 2014-1 Class A Notes, dated December 3, 2014 (Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 814-01035), filed on December 5, 2014).

10.16
Amended and restated Form of Custody Agreement dated as of October 30, 2015 by and between Newtek Business Services Corp. and U.S. Bank National Association (Incorporated herein by reference to Exhibit 99.1 to Newtek Business Services Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (File No. 814-01035) filed on November 5, 2015.

10.17
Membership Purchase Agreement, dated July 23, 2015, by and among Newtek Business Services Corp., Newtek Business Services Holdco1, Inc., Premier Payments LLC and Jeffrey Rubin (Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 814-01035), filed on July 29, 2015).

11	Computation of Per Share Earnings (included in the notes to the consolidated financial statements in this report)
14.1
Code of Ethics (Previously filed in connection with Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-191499) filed on November 3, 2014, and incorporated by reference herein).

21.1	Subsidiaries of the Registrant filed herewith.

31.1	Certification by Principal Executive Officer required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended, filed herewith.

31.2	Certification by Principal Financial Officer required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended, filed herewith.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

99.1	Financial Statements of Universal Processing Services of Wisconsin, LLC and Subsidiary as of and for the year ended December 31, 2015 (audited) (filed herewith).

99.2	Financial Statements of Universal Processing Services of Wisconsin, LLC and Subsidiary as of December 31, 2014 and for the period November 12, 2014 to December 31, 2014 (unaudited) (filed herewith).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWTEK BUSINESS SERVICES CORP.

Date: March 15, 2016	By:	/S/ BARRY SLOANE
Barry Sloane
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: March 15, 2016	By:	/S/ JENNIFER EDDELSON
Jennifer Eddelson
Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ BARRY SLOANE	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 15, 2016
Barry Sloane

/S/ JENNIFER EDDELSON	Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2016
Jennifer Eddelson

/S/ RICHARD SALUTE	Director	March 15, 2016
Richard Salute

/S/ SALVATORE MULIA	Director	March 15, 2016
Salvatore Mulia

/S/ SAMUEL KIRSCHNER	Director	March 15, 2016
Samuel Kirschner

/S/ PETER DOWNS	Director	March 15, 2016
Peter Downs

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE NO.

Report of Independent Registered Public Accounting Firm	F-1

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F-2

Consolidated Statements of Assets and Liabilities as of December 31, 2015 and 2014	F-3

Consolidated Statements of Operations for the year ended December 31, 2015, the period from November 12, 2014 to December 31, 2014, the period from January 1, 2014 to November 11, 2014, and the year ended December 31, 2013
F-5

Consolidated Statements of Changes in Net Assets for the year ended December 31, 2015 and the period from November 12, 2014 to December 31, 2014 and Consolidated Statements of Changes in Stockholders' Equity for the period from January 1, 2014 to November 11, 2014 and the year ended December 31, 2013
F-7

Consolidated Statements of Cash Flows for the year ended December 31, 2015, the period from November 12, 2014 to December 31, 2014, the period from January 1, 2014 to November 11, 2014 and the year ended December 31, 2013
F-11

Consolidated Schedules of Investments as of December 31, 2015 and 2014	F-14

Notes to Consolidated Financial Statements	F-111

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Newtek Business Services Corp. and Subsidiaries

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Newtek Business Services Corp. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in net assets/stockholders’ equity, and cash flows for the year ended December 31, 2015, the period from November 12, 2014 to December 31, 2014, the period from January 1, 2014 to November 11, 2014 and the year ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of investments owned as of December 31, 2015 and 2014, by correspondence with the borrowers or by other appropriate auditing procedures where replies from the borrowers were not received and by other appropriate auditing procedures with respect to controlled investments. Our audits also involved performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Newtek Business Services Corp. and Subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the year ended December 31, 2015, the period from November 12, 2014 to December 31, 2014, the period from January 1, 2014 to November 11, 2014 and the year ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Newtek Business Services Corp. and Subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 15, 2016 expressed an unqualified opinion on the effectiveness of Newtek Business Services Corp. and Subsidiaries’ internal control over financial reporting.

/s/ RSM US LLP

New York, New York
March 15, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders
Newtek Business Services Corp.

We have audited Newtek Business Services Corp. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Newtek Business Services Corp. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Newtek Business Services Corp. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in net assets/stockholders’ equity, and cash flows for the year ended December 31, 2015, the period from November 12, 2014 to December 31, 2014, the period from January 1, 2014 to November 11, 2014 and the year ended December 31, 2013, and our report dated March 15, 2016 expressed an unqualified opinion.

/s/ RSM US LLP

New York, New York
March 15, 2016

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In Thousands, except for Per Share Data)
	December 31,
	2015	2014
ASSETS
Investments, at fair value
SBA unguaranteed non-affiliate investments (cost of $166,752 and $131,093, respectively; includes $146,463 and $120,990, respectively, related to securitization trust VIE)	$158,355	$121,477
Controlled investments (cost of $35,781 and $18,065, respectively)	104,376	77,499
SBA guaranteed non-affiliate investments (cost of $2,069 and $28,057, respectively)	2,284	31,486
Non-control/non-affiliate investments (cost of $1,847 and $0, respectively)	1,824	—
Investments in money market funds (cost of $35 and $3,000, respectively)	35	3,000
Total investments at fair value	266,874	233,462
Cash and cash equivalents	4,308	17,813
Restricted cash	22,869	15,389
Broker receivable	32,083	—
Other assets (includes $2,501 and $2,550, respectively, related to securitization trust VIE)	12,393	20,266
Due from related parties	3,056	3,190
Servicing assets, at fair value	13,042	9,483
Credits in lieu of cash, at fair value	860	2,229
Total assets	$355,485	$301,832
LIABILITIES AND NET ASSETS
Liabilities:
Bank notes payable	$29,100	$43,023
Note payable - related party	5,647	—
Notes due 2022	8,324	—
Notes payable – Securitization trust VIE	91,745	79,520
Dividends payable	5,802	—
Due to related parties	256	2,867
Notes payable in credits in lieu of cash, at fair value	860	2,229
Deferred tax liability	857	—
Accounts payable, accrued expenses and other liabilities	8,945	7,775
Total liabilities	151,536	135,414
Commitments and contingencies (Note 11)
Net Assets:
Preferred stock (par value $0.02 per share; authorized 1,000 shares, no shares issued and outstanding)	—	—
Common stock (par value $0.02 per share; authorized 200,000 shares, 14,509 and 10,206 issued and outstanding, respectively, not including 17 shares held in escrow at December 31, 2014)	290	205
Additional paid-in capital	189,031	165,532
Undistributed net investment income (loss)	4,437	(2,523)
Net unrealized appreciation, net of deferred taxes	8,062	2,609
Net realized gains	2,129	595
Total net assets	203,949	166,418
Total liabilities and net assets	$355,485	$301,832
Number of common shares outstanding	14,509	10,206
Net asset value per common share	$14.06	$16.31

See accompanying notes to these consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except for Per Share Data)
	As a Business Development Company		Prior to becoming a Business Development Company
	Year ended December 31, 2015	November 12, 2014 to December 31, 2014	January 1, 2014 to November 11, 2014	Year ended December 31, 2013
Investment income:
From non-affiliate investments:
Interest income	$8,924	$1,076	$—	$—
Servicing income	4,611	562	—	—
Other income	1,929	270	—	—
Total investment income from non-affiliate investments	15,464	1,908	—	—
From controlled investments:
Interest income	277	27	—	—
Dividend income	10,218	37	—	—
Other income	111	4	—	—
Total investment income from controlled investments	10,606	68	—	—
Total investment income	26,070	1,976	—	—
Operating revenues:
Electronic payment processing	$—	$—	$79,527	$89,651
Web hosting and design	—	—	13,730	17,375
Premium income	—	—	18,623	19,456
Interest income	—	—	5,663	4,838
Servicing fee income – NSBF portfolio	—	—	3,111	2,769
Servicing fee income – external portfolios	—	—	6,142	3,796
Income from tax credits	—	—	48	113
Insurance commissions	—	—	1,480	1,737
Other income	—	—	3,523	3,858
Total operating revenues	—	—	131,847	143,593
Net change in fair value of:
SBA loans	—	—	(3,663)	(1,226)
Credits in lieu of cash and notes payable in credits in lieu of cash	—	—	(5)	21
Total net change in fair value	—	—	(3,668)	(1,205)
Expenses:
Electronic payment processing costs	—	—	67,011	75,761
Salaries and benefits	12,753	1,458	23,373	24,360
Interest	6,479	568	7,323	5,863
Depreciation and amortization	326	43	3,140	3,284
Goodwill impairment	—	—	1,706	—
Provision for loan losses	—	—	(53)	1,322
Other general and administrative costs	12,697	2,236	18,536	20,729
Total expenses	32,255	4,305	121,036	131,319
Net investment loss before income tax	(6,185)	(2,329)	—	—
Provision for income tax - post BDC	—	194	—	—

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except for Per Share Data)
	As a Business Development Company		Prior to becoming a Business Development Company
	Year ended December 31, 2015	November 12, 2014 to December 31, 2014	January 1, 2014 to November 11, 2014	Year ended December 31, 2013
Net investment loss	(6,185)	(2,523)	—	—
Net realized and unrealized gains (losses):
Net realized gains on non-affiliate investments	28,386	595	—	—
Net realized gains on controlled investments	5,473	—	—	—
Net unrealized (depreciation) appreciation on SBA guaranteed non-affiliate investments	(3,215)	3,007	—	—
Net unrealized appreciation (depreciation) on SBA unguaranteed non-affiliate investments	1,183	(274)	—	—
Net unrealized appreciation on controlled investments	12,250	—	—	—
Change in provision for deferred taxes on unrealized gains on investments	(857)	—	—	—
Net unrealized depreciation on non-control/non-affiliate investments	(24)	—	—	—
Net unrealized depreciation on servicing assets	(1,268)	(120)	—	—
Net unrealized depreciation on credits in lieu of cash and notes payable in credits in lieu of cash	(7)	(4)	—	—
Net realized and unrealized gains	41,921	3,204	—	—
Income before income taxes	—	—	7,143	11,069
Net increase in net assets	$35,736	$681	$—	$—
Provision for income taxes	—	—	3,935	3,918
Net income	—	—	3,208	7,151
Net loss attributable to non-controlling interests	—	—	85	377
Net income attributable to Newtek Business Services Corp.	$—	$—	$3,293	$7,528
Weighted average common shares outstanding:
Basic	—	—	7,315	7,059
Diluted	—	—	7,315	7,581
Basic income per share	$—	$—	$0.45	$1.07
Diluted income per share	$—	$—	$0.45	$0.99
Net increase in net assets per share	$3.32	$0.09	$—	$—
Net investment loss per share	$(0.57)	$(0.33)	$—	$—
Dividends and distributions declared per share	$4.45	$—	$—	$—
Weighted average shares outstanding	10,770	7,620	—	—
See accompanying notes to these consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS/STOCKHOLDERS’ EQUITY
(In Thousands)
	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Number of Shares of Treasury Stock	Treasury Stock	Non- controlling Interest	Accumulated Net Investment Loss	Net Unrealized Appreciation	Net Realized Gains	Total
Balance at December 31, 2012	$7,382	$148	$61,199	$7,008	$348	$(1,508)	$2,055	$—	$—	$—	68,902
Issuance of restricted stock	—	—	—	—	(3)	—	—	—	—	—	—
Grant of restricted stock awards	—	—	800	—	—	—	—	—	—	—	800
Forfeitures of restricted stock	—	—	(8)	—	—	—	—	—	—	—	(8)
Issuance of treasury shares	—	—	47	—	(10)	59	—	—	—	—	106
Exercise of stock options	—	—	33	—	(29)	170	—	—	—	—	203
Purchase of non-controlling interest	—	—	(132)	—	—	—	(13)	—	—	—	(145)
Net income	—	—	—	7,528	—	—	(377)	—	—	—	7,151
Balance at December 31, 2013	7,382	148	61,939	14,536	306	(1,279)	1,665	—	—	—	77,009
Issuance of restricted stock	146	3	(3)	—	(53)	—	—	—	—	—	—
Grant of restricted stock awards	—	—	865	—	—	—	—	—	—	—	865
Issuance of treasury shares	10	—	70	—	—	60	—	—	—	—	130
Exercise of stock options	45	1	259	—	(9)	(161)	—	—	—	—	99
Warrant exercise	155	3	(973)	—	(182)	970	—	—	—	—	—
Shares withheld in lieu of payroll taxes	—	—	(1,290)	—	—	—	—	—	—	—	(1,290)
Tax benefit from exercise/vesting of share based awards	—	—	563	—	—	—	—	—	—	—	563
Share retirement	(62)	(1)	(409)	—	(62)	410	—	—	—	—	—
Distribution of non-controlling interest	—	—	—	—	—	—	(33)	—	—	—	(33)
Net income	—	—	—	3,293	—	—	(85)	—	—	—	3,208
Balance at November 11, 2014	7,676	$154	$61,021	$17,829	—	$—	$1,547	$—	$—	$—	80,551
Election to business development company (Note 2)	—	—	76,679	(17,829)	—	—	(1,547)	—	—	—	57,303
Issuance of common stock, net of offering costs (Note 13)	2,530	51	27,832	—	—	—	—	—	—	—	27,883

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS/STOCKHOLDERS’ EQUITY
(In Thousands)
	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Number of Shares of Treasury Stock	Treasury Stock	Non- controlling Interest	Accumulated Net Investment Loss	Net Unrealized Appreciation	Net Realized Gains	Total
Net increase in net assets	—	—	—	—	—	—	—	(2,523)	2,609	595	681
Balance at December 31, 2014	10,206	$205	$165,532	$—	—	$—	$—	$(2,523)	$2,609	$595	$166,418

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(In Thousands)
Year ended December 31, 2015
Increase in net assets:
Net investment loss	$(6,185)
Net realized gain on investments	33,859
Net change in unrealized appreciation on investments	10,194
Change in provision for deferred taxes on unrealized gains on investments	(857)
Net change in unrealized depreciation on servicing assets	(1,268)
Net change in unrealized depreciation on credits in lieu of cash and notes payable in credits in lieu of cash	(7)
Net increase in net assets	35,736
Distributions to stockholders:
Distributions to stockholders from net realized gains (Note 14)	(20,912)
Special dividend (Note 14)	(9,195)
Total distributions to stockholders	(30,107)
Capital share transactions:
Issuance of common stock under dividend reinvestment plan	288
Issuance of common stock in connection with acquisition of Premier Payments LLC	2,472
Issuance of common stock in connection with legal settlement	215
Issuance of common stock, net of offering costs (Note 13)	35,290
Net increase in net assets from capital share transactions	38,265
Other transactions:
Consolidation of The Texas Whitestone Group, LLC and CCC Real Estate Holdings, LLC	(33)
Adjustment for 2014 offering costs	17
Reversal of deferred tax asset	(2,870)
Distribution to members of Exponential of New York, LLC	(2,677)
Out of period adjustment related to BDC Conversion (Note 2)	(800)
Net decrease in net assets from other transactions	(6,363)
Total increase in net assets	37,531
Net assets at beginning of year	166,418
Net assets at end of year	$203,949

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(In Thousands)
Common shares outstanding at end of period	14,509
Capital share activity:
Shares issued under dividend reinvestment plan	17
Shares issued in connection with acquisition of Premier Payments LLC	131
Shares issued in connection with legal settlement	11
Shares issued in connection with public offering	2,300
Shares issued in connection with special dividend	1,844
Net increase in capital activity	4,303
See accompanying notes to these consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
	As a Business Development Company		Prior to becoming a Business Development Company
	December 31, 2015	November 12, 2014 to December 31, 2014	January 1, 2014 to November 11, 2014	December 31, 2013
Cash flows from operating activities:
Net increase in net assets/net income	$35,736	$681	$3,208	$7,151
Adjustments to reconcile net increase in net assets/net income to net cash provided by (used in) operating activities:
Income from tax credits	(32)	(13)	(48)	(113)
Amortization of deferred financing costs and debt discount related to debt refinancing	—	—	1,905	—
Accretion of interest expense	25	9	18	135
Fair value adjustments on SBA loans	—	—	3,663	1,226
Net unrealized appreciation on controlled investments	(12,250)	—	—	—
Net unrealized depreciation on non-affiliate investments	2,056	(2,733)	—	—
Net unrealized depreciation on servicing assets	1,268	120	—	—
Realized gains on controlled investments	(5,473)	—	—	—
Realized gains on non-affiliate investments	(29,573)	—	—	—
Realized losses on non-affiliate investments	1,189	—	—	—
Fair value adjustment of credits in lieu of cash and notes payable in credits in lieu of cash	7	4	30	(21)
Deferred income taxes	857	16	328	(1,289)
Depreciation and amortization	326	43	3,140	3,284
Purchase of loan from SBA	(703)	—	—	—
Funding of controlled investments	(17,100)	(2,400)	—	—
Funding of non-control/non-affiliate investment	(2,200)	—	—	—
Originations of non-affiliate SBA loans	(185,443)	(30,914)	—	—
Proceeds from sale of non-affiliate SBA loans	240,663	6,421	—	—
Non-affiliate SBA loans originated for investment	(57,053)	(8,570)	—	—
Distributions received from investments in excess of basis	5,473	—	—	—
Principal received from non-control/non-affiliate investment	353	—	—	—
Return of investment from controlled investments	3,746	—	—	—
Principal received from controlled investments	1,200	—	—	—
Principal received on SBA loans	20,086	1,305	—	—
Goodwill impairment	—	—	1,706	—
Accretion of discount	189	18	1,553	515
Provision for loan losses	—	—	(53)	1,322
Provision for doubtful accounts	—	—	559	547
Other, net	941	302	384	1,382
Changes in operating assets and liabilities:
Investment in money market funds	2,965	(3,000)	—	—
Originations of SBA loans held for sale	—	—	(123,284)	(135,167)

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
	As a Business Development Company		Prior to becoming a Business Development Company
	December 31, 2015	November 12, 2014 to December 31, 2014	January 1, 2014 to November 11, 2014	December 31, 2013
Proceeds from sale of SBA loans held for sale	—	—	123,935	131,733
Broker receivable	(32,083)	6,718	6,889	3,092
Due to/from related parties	(2,477)	829	—	—
Accounts receivable	100	1,441	(873)	(1,278)
Prepaid expenses, accrued interest receivable and other assets	5,013	(4,425)	4,607	(7,450)
Accounts payable, accrued expenses and other liabilities	1,725	(5,698)	3,480	3,717
Change in restricted cash	(12,655)	1,061	(3,498)	—
Capitalized servicing asset	(4,827)	(138)	(3,096)	—
Other, net	—	—	—	(3,812)
Net cash (used in) provided by operating activities	(37,951)	(38,923)	24,553	4,974
Cash flows from investing activities:
Investments in qualified businesses	—	—	(214)	—
Returns of investments in qualified businesses	—	—	—	1,532
Purchase of fixed assets and customer accounts	(105)	(20)	(1,369)	(2,032)
Proceeds from sale of intangible asset	407	—	—	—
SBA loans originated for investment, net	—	—	(39,786)	(42,885)
Payments received on SBA loans	—	—	10,853	7,409
Proceeds from sale of loan held for investment	—	—	500	—
Purchase of non-controlling interest	—	—	—	(145)
Net cash provided by (used in) investing activities	302	(20)	(30,016)	(36,121)
Cash flows from financing activities:
Net borrowings on bank lines of credit	(4,756)	(1,091)	8,435	1,450
Proceeds from common shares sold, net of offering costs	35,290	29,728	—	—
Proceeds from term loan	—	—	10,000	—
Net borrowing from related party	5,647	—	—	—
Payments on bank note payable	(9,167)	(417)	(11,007)	(417)
Proceeds from Notes due 2022	8,324	—	—	—
Payments on senior notes	(19,993)	(2,070)	(10,527)	(7,522)
Issuance of senior notes	32,029	31,679	—	45,343
Dividends paid	(15,111)	—	—	—
Special dividend paid	(9,195)	—	—	—
Change in restricted cash related to securitization	5,175	(4,935)	6,441	(7,769)
Additions to deferred financing costs	(1,409)	(869)	(860)	(1,867)
Exponential of New York, LLC distributions to members	(2,673)	—	—	—
Proceeds from exercise of stock options	—	—	15	198

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
	As a Business Development Company		Prior to becoming a Business Development Company
	December 31, 2015	November 12, 2014 to December 31, 2014	January 1, 2014 to November 11, 2014	December 31, 2013
Payments on behalf of employees for payroll tax liability exchanged for shares in connection with early vesting	—	—	(1,207)	—
Other, net	(17)	(2)	(236)	10
Net cash provided by financing activities	24,144	52,023	1,054	29,426
Net (decrease) increase in cash and cash equivalents	(13,505)	13,080	(4,409)	(1,721)
Cash and cash equivalents—beginning of year/period	17,813	4,733	12,508	14,229
Cash and cash equivalents—end of year/period	4,308	17,813	8,099	12,508
Supplemental disclosure of cash flow activities:
Cash paid for interest	4,617	638	3,970	3,986
Cash paid for taxes	—	—	6,187	5,783
Non-cash investing and financing activities:
Reduction of credits in lieu of cash and notes payable in credits in lieu of cash balances due to delivery of tax credits to Certified Investors	$1,394	$174	$1,287	$5,182
Additional paid-in capital, upon acquisition of subsidiaries non-controlling interests	$—	$—	$—	$129
Foreclosed real estate acquired	$1,130	$—	$136	$625
Dividends declared but not paid during the year	$5,802	$—	$—	$—
Reversal of deferred tax asset	$2,870	$—	$—	$—
Issuance of common shares in connection with investment in Premier Payments LLC	$2,472	$—	$—	$—
Issuance of common shares in connection with legal settlement	$215	$—	$—	$—
Issuance of common shares under dividend reinvestment plan	$288	$—	$—	$—
Out of period adjustment in connection with BDC Conversion	$800	$—	$—	$—
See accompanying notes to these consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Performing SBA Unguaranteed Investments (1)
Bright Dialysis LLC and Ft Pierce Kidney Care LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/28/2025	$1,250.0	$1,250.0	$1,056.6	0.52%
Return to Excellence, Inc. dba The Waynesville Inn Golf & Spa	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/10/2039	1,250.0	1,233.3	1,252.8	0.61%
Kingseal LLC dba Desoto Health and Rehab Center	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	2/26/2040	1,250.0	1,233.3	1,253.1	0.61%
The Camera House Inc	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	8/31/2025	1,250.0	1,226.7	1,116.1	0.55%
KW Zion, LLC and Key West Gallery Inc	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/12/2039	1,250.0	1,223.7	1,207.8	0.59%
Ohs Auto Body, Inc. dba Ohs Body Shop	Repair and Maintenance	Term Loan	7.22%	6/25/2040	1,207.5	1,205.1	1,151.0	0.56%
Seven Peaks Mining Inc and Cornerstone Industrial Minerals Corporation	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	11/18/2038	1,250.0	1,204.1	1,168.9	0.57%
Grey Light Realty, LLC (EPC) NH Precision Metal Fabricators Inc (OC)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	8/21/2039	1,226.0	1,198.3	1,170.7	0.57%
Bowlerama Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/24/2039	1,202.5	1,184.5	1,202.6	0.59%
Foresite Realty Partners LLC and Foresite Real Estate Holdings LLC	Real Estate	Term Loan	Prime plus 2.75%	3/27/2025	1,238.3	1,176.0	977.4	0.48%
The Jewelers Inc. dba The Jewelers of Las Vegas	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	12/19/2024	1,250.0	1,165.5	978.9	0.48%
Werthan Packaging Inc.	Paper Manufacturing	Term Loan	Prime plus 2.75%	10/14/2025	1,162.5	1,162.5	1,078.2	0.53%
Shellhorn and Hill Inc dba Total Fleet Service	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/27/2040	1,040.3	1,028.0	945.0	0.46%
G.W. Fitness Centers, LLC and J.G. Fitness LLC and NP Gym LLC and ANA	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/18/2040	1,025.0	1,025.0	1,044.6	0.51%
Shweiki Media, Inc. dba Study Breaks Magazine	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/22/2027	1,178.8	976.2	991.8	0.49%
Tortilla King, Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	3/14/2029	1,033.1	975.2	946.5	0.46%
Yachting Solutions LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/25/2040	962.5	959.7	912.7	0.45%
R. A. Johnson, Inc. dba Rick Johnson Auto & Tire	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	5/29/2039	943.8	918.3	944.9	0.46%
Twinsburg Hospitality Group LLC dba Comfort Suites	Accommodation	Term Loan	Prime plus 2.75%	10/31/2038	945.0	910.1	907.5	0.44%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Calhoun Satellite Communications Inc and Transmission Solutions Group	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	2/27/2025	952.8	898.1	782.6	0.38%
Nirvi Enterprises LLC dba Howard Johnson / Knights Inn	Accommodation	Term Loan	Prime plus 2.75%	6/17/2039	920.3	896.6	922.6	0.45%
West Experience,Inc/West Mountain Equipment Rental,Inc/Ski West Lodge	Amusement, Gambling, and Recreation Industries	Term Loan	6%	6/5/2026	1,333.0	885.1	909.0	0.45%
P and D Enterprises Ind dba Wallaby's Liquor Warehouse	Food and Beverage Stores	Term Loan	Prime plus 2.75%	8/28/2040	888.9	885.0	865.8	0.42%
Nutmeg North Associates LLC (OC) Steeltech Building Products Inc	Construction of Buildings	Term Loan	Prime plus 2.75%	12/31/2038	897.8	883.1	876.8	0.43%
Premier Athletic Center of Ohio Inc. and Gates Investments and Wade Ga	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/22/2028	882.0	882.0	885.3	0.43%
Havana Central (NY) 5, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/29/2022	1,166.8	878.5	887.2	0.44%
New York Home Health Care Equipment, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/16/2025	875.0	875.0	847.9	0.42%
Elite Structures Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/12/2038	932.8	873.5	907.2	0.44%
Delta Aggregate LLC	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	8/28/2039	911.3	871.5	885.0	0.43%
Honeyspot Investors LLP and Pace Motor Lines Inc	Truck Transportation	Term Loan	Prime plus 2.75%	6/30/2039	875.3	854.5	876.2	0.43%
2161 Highway 6 Trail, LLC, (EPC) R. H. Hummer JR., Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	6/19/2026	1,250.0	842.8	858.4	0.42%
Key Pix Productions Inc. dba Air Bud Entertainment	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	11/18/2040	839.8	839.8	855.8	0.42%
Hotels of North Georgia LLC dba Comfort Inn and Suites	Accommodation	Term Loan	Prime plus 2.75%	6/17/2039	837.5	816.0	838.7	0.41%
Shepher Distr's and Sales Corp and The Lederer Industries Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/30/2023	1,050.0	801.8	805.3	0.39%
Maxwell Place, LLC	Nursing and Residential Care Facilities	Term Loan	6%	2/28/2016	1,076.8	801.3	802.4	0.39%
Carpet Exchange of North Texas Inc and Clyde E. Cumbie Jr	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	3/25/2040	810.0	800.4	804.9	0.39%
Sovereign Communications LLC	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	2/7/2024	907.8	784.1	722.7	0.35%
CBlakeslee Arpaia Chapman, Inc. dba Blakeslee Industrial Services	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	6/18/2028	875.0	780.5	797.9	0.39%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
T and B Boots Inc dba Takkens	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	3/31/2025	807.8	767.6	720.3	0.35%
Recycling Consultants, Inc. and Prairie State Salvage and Recycling Inc	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/30/2027	767.5	760.1	680.7	0.33%
Advance Case Parts RE Holdings LLC and Advance Case Parts Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/31/2040	758.3	751.5	695.2	0.34%
D.C. Group, Inc. dba Unique Setting of New York	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/21/2025	750.0	750.0	665.7	0.33%
Gabrielle Realty, LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	9/27/2038	757.6	726.6	724.4	0.36%
Keys Phase One LLC dba The Grand Guesthouse	Accommodation	Term Loan	Prime plus 2.75%	9/26/2039	736.3	720.8	712.2	0.35%
Top Cat Ready Mix, LLC, Ples Investments LLC, and Pappy's Sand and	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/28/2025	711.3	707.8	618.5	0.30%
Willow Springs Golf Course, Inc. & JC Lindsey Family Limited Partners	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/29/2037	755.4	706.5	737.4	0.36%
J&D Resources, LLC dba Aqua Science	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/21/2024	767.9	701.8	596.5	0.29%
Almost Home Property LLC and Almost Home Daycare LLC	Social Assistance	Term Loan	Prime plus 2.75%	8/7/2039	715.8	700.7	700.1	0.34%
Contract Packaging Services Inc dba Superior Pack Group	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/21/2023	851.8	694.6	686.6	0.34%
Big Apple Entertainment Partners, LLC dba Ripley's Believe it or Not	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2021	1,070.0	692.9	689.2	0.34%
ATI Jet, Inc.	Air Transportation	Term Loan	Prime plus 2.75%	12/28/2026	852.8	688.4	700.6	0.34%
Scent-Sation Inc	Textile Product Mills	Term Loan	Prime plus 2.75%	9/18/2040	687.5	685.5	693.5	0.34%
Empower Autism Academy	Social Assistance	Term Loan	Prime plus 2.75%	9/4/2040	685.0	683.0	695.9	0.34%
C & G Engines Corp.	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	9/30/2021	1,041.5	675.1	676.2	0.33%
Accent Tag and Label Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	12/18/2040	665.8	665.8	652.7	0.32%
IIoka Inc dba New Cloud Networks	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/21/2025	665.0	658.9	554.7	0.27%
Fieldstone Quick Stop LLC(OC) Barber Investments LLC (EPC) Thadius M B	Gasoline Stations	Term Loan	Prime plus 2.75%	9/30/2038	676.3	658.3	646.2	0.32%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Carl R. Bieber, Inc. dba Bieber Tourways/Bieber Transportation/Bieber	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2027	712.5	655.6	662.7	0.32%
Eagle Aggregate Transportation, LLC and Eagle Pneumatic Transport LLC	Truck Transportation	Term Loan	Prime plus 2.75%	3/31/2024	1,250.0	652.9	656.5	0.32%
LA Diner Inc dba Loukas L A Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/28/2037	677.5	641.2	666.2	0.33%
Meridian Hotels LLC dba Best Western Jonesboro	Accommodation	Term Loan	Prime plus 2.75%	10/29/2038	664.5	637.5	654.4	0.32%
St Lawrence Hotel Corp and Oheka Catering Inc dba Quality Inn	Accommodation	Term Loan	Prime plus 2.75%	9/24/2040	625.0	623.2	610.9	0.30%
iFood, Inc. dba Steak N Shake	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2039	629.8	613.6	597.3	0.29%
Colts V LLC and Nowatzke Service Center, Inc dba Nowatzke Truck & Trai	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/26/2039	601.8	589.1	579.5	0.28%
Northeast Arkansas Pizza, Inc. dba Domino’s Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/23/2025	608.0	589.1	493.4	0.24%
Indy East Smiles Youth Dentistry LLC dba Prime Smile East	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/11/2024	630.2	574.0	479.7	0.24%
Master CNC Inc & Master Properties LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2038	596.6	573.6	562.8	0.28%
CLU Amboy, LLC (EPC) and Amboy Group, LLC (OC) dba Tommy Moloney's	Food Manufacturing	Term Loan	Prime plus 2.75%	12/27/2023	656.3	565.8	568.3	0.28%
IlOKA Inc dba Microtech Tel and NewCloud Networks	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/30/2023	687.5	565.5	534.2	0.26%
ACI Northwest Inc.	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	8/30/2023	906.3	560.8	548.7	0.27%
Bisson Transportation, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	5/7/2037	588.1	557.0	577.2	0.28%
Richards Plumbing and Heating Co., Inc. dba Richards Mechanical	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/23/2040	551.8	547.7	556.6	0.27%
B and J Catering Inc dba Culinary Solutions	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/27/2040	547.5	547.5	523.5	0.26%
CML RW Security, LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	3/20/2025	575.0	546.1	453.9	0.22%
Sambella Holdings, LLC and Strike Zone Entertainment Center LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/23/2040	1,189.5	546.1	556.5	0.27%
Route 130 SCPI Holdings LLC (EPC) Route 130 SCPI Operations LLC (OC)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2039	538.8	536.3	505.9	0.25%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
PLES Investements, LLC and John Redder, Pappy Sand & Gravel, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/19/2038	555.3	535.7	534.4	0.26%
KRN Logistics, LLC,Newsome Trucking, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	6/19/2025	543.5	526.6	473.2	0.23%
PowerWash Plus, Inc. and CJR, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/30/2038	550.0	523.8	537.3	0.26%
The Lodin Group LLC and Lodin Health Imaging Inc dba Highlands Breast	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/23/2039	530.3	521.6	480.7	0.24%
The Grasso Companies LLC and Grasso Pavement Maintenance LLC Veranda	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/28/2025	518.8	512.4	503.8	0.25%
SBR Technologies d/b/a Color Graphics	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/31/2021	806.2	512.0	517.0	0.25%
American Diagnostic Imaging, Inc. dba St. Joseph Imaging Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/25/2038	537.5	510.2	522.8	0.26%
The Woods at Bear Creek LLC and Bear Creek Entertainment LLC	Accommodation	Term Loan	Prime plus 2.75%	9/29/2039	513.3	503.9	511.9	0.25%
LC Blvd Holdings LLC and Mt Pleasant Wash & Wax LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/4/2040	502.5	502.5	497.9	0.24%
Thermoplastic Services Inc and Paragon Plastic Sheet, Inc	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	12/23/2039	500.0	491.8	499.6	0.24%
Polpo Realty LLC (EPC) & Polpo Restaurant LLC (OC) dba Polpo Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/27/2037	517.5	489.4	508.7	0.25%
740 Barry Street Realty LLC and Wild Edibles Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	2/10/2040	492.5	485.9	493.7	0.24%
200 North 8th Street Associates LLC and Enchanted Acres Farm	Food Manufacturing	Term Loan	Prime plus 2.75%	5/4/2028	494.6	484.0	484.5	0.24%
636 South Center Holdings, LLC and New Mansfield Brass and Aluminum Co	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	3/20/2039	497.5	482.3	496.1	0.24%
Macho LLC (EPC) Madelaine Chocolate Novelties Inc(OC) dba The Madelai	Food Manufacturing	Term Loan	Prime plus 2.75%	12/31/2037	500.0	474.5	493.2	0.24%
401 JJS Corporation and G. Randazzo Corporation	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/23/2039	473.5	469.9	464.8	0.23%
Heartland American Properties LLC and Skaggs RV Outlet LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/31/2039	479.0	469.7	461.5	0.23%
Nikobella Properties LLC and JPO Inc dba Village Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/25/2039	476.3	464.0	468.6	0.23%
Firm Foundations Inc. David S Gaitan Jr and Christopher K Daigle	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/3/2023	545.8	463.8	442.9	0.22%
Wired LLC and Moulison North Corporation	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/30/2024	500.0	463.4	441.2	0.22%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
J. Kinderman & Sons, Inc. dba Brite Star Manufacturing Company	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/22/2036	495.0	458.3	478.0	0.23%
Capital Scrap Metal, LLC and Powerline Investment, LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/29/2038	500.0	452.8	470.8	0.23%
River Club Golf Course Inc dba The River Club	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2038	475.2	450.2	463.2	0.23%
Eastside Soccer Dome, Inc .	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2038	463.8	444.8	457.3	0.22%
Amboy Group, LLC dba Tommy's Moloney's	Food Manufacturing	Term Loan	Prime plus 2.75%	6/24/2025	454.0	443.0	441.4	0.22%
6 Price Avenue, LLC and Pauley Tree & Lawn Care, Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/24/2039	452.5	443.0	402.5	0.20%
Sandlot Ventures LLC and Sandbox Ventures LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/25/2040	442.5	441.2	420.4	0.21%
ENI Inc, Event Networks Inc, ENI Worldwide LLC and Spot Shop Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/25/2024	500.0	438.7	400.8	0.20%
Hodges Properties LLC and Echelon Enterprises Inc dba Treads Bicycle	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	3/31/2039	449.0	435.3	441.4	0.22%
SDA Holdings LLC and Les Cheveux Salon Inc	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/15/2040	428.8	428.8	413.8	0.20%
Flooring Liquidators Inc and Flooring Liquidators of Mt Kisco LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/17/2025	437.5	423.9	411.6	0.20%
Mid-South Lumber Co. of Northwest Florida, Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/31/2040	428.8	423.7	389.5	0.19%
S&P Holdings of Daytona LLC (EPC) S&P Corporation of Daytona Beach	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	8/15/2039	433.5	421.8	428.3	0.21%
Tavern Properties LLC and Wildwood Tavern LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/15/2039	425.0	418.8	411.2	0.20%
Sherill Universal City dba Golden Corral	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/28/2038	440.5	418.3	429.6	0.21%
Wilban LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/28/2039	427.5	415.6	419.8	0.21%
Sound Manufacturing, Inc. and Monster Power Equipment Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/15/2023	523.0	411.4	408.2	0.20%
J&K Fitness, LLC dba Physiques Womens Fitness Center	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/8/2036	449.3	411.3	429.0	0.21%
Import Car Connection Inc dba Car Connection	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/16/2040	407.5	406.3	407.6	0.20%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
R & R Boyal LLC dba Cap N Cat Clam Bar and Little Ease Tavern	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/28/2039	417.5	404.3	404.7	0.20%
920 CHR Realty LLC (EPC) V. Garofalo Carting Inc (OC)	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	12/10/2038	418.1	403.4	414.8	0.20%
Utek Corporation dba Arcade Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/22/2039	405.5	402.1	404.7	0.20%
RIM Investments LLC and RIM Architects LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/28/2040	399.0	397.8	384.7	0.19%
Zane Filippone Co Inc dba Culligan Water Conditioning	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/12/2022	558.2	397.1	400.0	0.20%
SE Properties 39 Old Route 146, LLC (EPC) SmartEarly Clifton Park LLC	Social Assistance	Term Loan	Prime plus 2.75%	3/14/2039	408.0	396.7	407.3	0.20%
John Duffy Fuel Co., Inc.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/28/2022	513.8	393.9	398.2	0.20%
Bisson Moving & Storage Company Bisson Transportation Inc and BTG Real Estate	Truck Transportation	Term Loan	Prime plus 2.75%	5/7/2022	528.8	391.4	395.0	0.19%
TAK Properties LLC and Kinderland Inc	Social Assistance	Term Loan	Prime plus 2.75%	12/18/2038	405.0	390.8	391.2	0.19%
Polymer Sciences, Inc. dba Polymer Sciences, Inc.	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/28/2036	422.6	387.2	403.7	0.20%
Kup's Auto Spa Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/15/2038	396.7	377.2	386.0	0.19%
Jihan Inc dba ARCO AM/PM and Diana Inc dba Diana's Recycling	Gasoline Stations	Term Loan	Prime plus 2.75%	6/26/2040	380.0	377.1	365.2	0.18%
R.H. Hummer Jr., Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	9/30/2025	375.0	375.0	355.3	0.17%
Tariq, LLC dba 76 Food Mart	Gasoline Stations	Term Loan	Prime plus 2.75%	12/2/2040	375.0	375.0	372.0	0.18%
Swalm Sreet LLC and New York Home Health Care Equipment LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/16/2040	375.0	375.0	370.9	0.18%
B&B Organics LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	12/22/2040	375.0	375.0	382.2	0.19%
All American Games, LLC and Sportslink - The Game, LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/10/2024	400.0	372.1	329.1	0.16%
3Fmanagement LLC and ATC Fitness Cape Coral, LLC dba Around the Clock	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	1/24/2024	425.0	364.2	342.2	0.17%
AIG Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/4/2040	363.8	362.7	340.6	0.17%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
The Berlerro Group, LLC dba Sky Zone	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/12/2023	421.3	360.6	335.9	0.16%
Gator Communications Group LLC dba Harvard Printing Group	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	8/31/2021	575.0	358.1	360.2	0.18%
Fair Deal Food Mart Inc dba Neighbors Market	Gasoline Stations	Term Loan	Prime plus 2.75%	5/3/2037	381.3	354.9	370.4	0.18%
iFood, Inc. dba Steak N Shake	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2024	379.1	353.5	317.9	0.16%
Murrayville Donuts, Inc dba Dunkin' Donuts	Food and Beverage Stores	Term Loan	Prime plus 2.75%	7/15/2040	344.5	344.5	329.3	0.16%
Michael J. Speeney & Joyce Speeney and R2 Tape, Inc.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/31/2037	367.5	344.4	357.7	0.18%
Basista Family Limited Partnership and UPE, Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/14/2040	342.5	342.5	334.5	0.16%
Johnson Carwash LLC and Johnson Petroleum LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	9/14/2040	340.0	340.0	345.1	0.17%
Ezzo Properties, LLC and Great Lakes Cleaning, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/20/2027	389.6	338.3	335.0	0.16%
Suncoast Aluminum Furniture, Inc	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	8/17/2037	360.0	337.5	350.3	0.17%
Mirage Plastering Inc and Mpire LLC and Mpire II LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/12/2040	338.8	336.3	290.1	0.14%
Cencon Properties LLC and Central Connecticut Warehousing Company, Inc	Warehousing and Storage	Term Loan	Prime plus 2.75%	9/30/2038	344.5	331.0	339.2	0.17%
Gator Communications Group LLC dba Harvard Printing Group	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/30/2022	466.3	330.4	331.0	0.16%
Spectrum Development LLC and Solvit Inc & Solvit North, Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/2/2023	387.3	329.2	314.3	0.15%
Advanced Skincare Medcenter Inc dba Advanced Skincare Surgery	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/29/2025	337.5	326.9	277.2	0.14%
Hagerstown Muffler, Inc. and JMS Muffler, Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/24/2040	327.5	326.5	332.8	0.16%
Mitchellville Family Dentistry, Dr. Octavia Simkins-Wiseman DDS PC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/27/2038	335.1	321.4	323.3	0.16%
Lisle Lincoln II Limited Partnership dba Lisle Lanes LP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/29/2036	338.1	320.1	334.0	0.16%
Orange County Insurance Brokerage Inc dba Beaty Insurance Agency	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	9/29/2039	325.1	319.3	324.3	0.16%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Nova Solutions Inc	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	9/22/2040	320.0	319.1	313.0	0.15%
MRM Supermarkets Inc dba Constantins Breads; Dallas Gourmet Breads	Food Manufacturing	Term Loan	Prime plus 2.75%	3/29/2038	336.0	319.0	324.6	0.16%
Taylor Transport, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	12/8/2021	515.5	317.2	320.2	0.16%
FHJE Ventures LLC and Eisenreich II Inc. dba Breakneck Tavern	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/27/2039	321.8	313.6	315.9	0.15%
A & M Commerce, Inc. dba Cranberry Sunoco	Gasoline Stations	Term Loan	Prime plus 2.75%	3/27/2038	330.3	313.3	323.5	0.16%
Lenoir Business Partners LLC (EPC) LP Industries, Inc dba Childforms	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	322.7	311.2	313.7	0.15%
Shane M. Howell and Buck Hardware and Garden Center, LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/27/2038	322.5	311.1	307.8	0.15%
Jumbomarkets Inc dba Rines Jumbomarkets	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/4/2025	306.3	306.3	294.4	0.14%
BCD Holdings, LLC and H-MA, LLC d/b/a/ Hawaii Mainland Administrators	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	3/2/2022	451.3	305.1	304.3	0.15%
Summit Beverage Group LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	2/28/2024	350.6	302.9	292.2	0.14%
Onofrios Enterprises LLC (EPC) Onofrios Fresh Cut, Inc	Food Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	312.5	301.0	304.4	0.15%
Joyce Outdoor Advertising Chicago LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/22/2040	300.0	300.0	284.5	0.14%
Sunset Marine Resort LLC and GoXpeditions LLC and Lavon Gomes and Trac	Accommodation	Term Loan	Prime plus 2.75%	3/27/2040	301.8	298.2	303.0	0.15%
510 ROK Realty LLC dba ROK Health and Fitness and Robert N. D'urso	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/19/2024	332.0	296.3	294.5	0.14%
R A Johnson Inc dba Rick Johnson Auto and Tire	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/23/2039	301.3	294.9	299.5	0.15%
American Campgrounds LLC dba Whit's End Campground	Accommodation	Term Loan	Prime plus 2.75%	12/4/2040	293.0	293.0	290.9	0.14%
Custom Software, Inc. a Colorado Corporation dba M-33 Access	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/17/2021	426.0	289.2	293.0	0.14%
Anturio Marketing Inc dba Logic Consulting	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/12/2040	290.3	288.1	292.8	0.14%
Summit Beverage Group LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	8/29/2030	291.9	286.8	258.1	0.13%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Aegis Creative Communications, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/30/2022	387.5	286.2	277.3	0.14%
The Smile Place LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/30/2040	283.9	282.2	276.4	0.14%
KDP LLC and KDP Investment Advisors, Inc and KDP Asset Management, Inc	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/14/2023	343.8	278.0	270.9	0.13%
New Image Building Services Inc. dba New Image Repair Services	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/29/2023	331.3	277.0	259.8	0.13%
Anglin Cultured Stone Products LLC dba Anglin Construction	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/30/2025	281.8	273.0	238.1	0.12%
Cheryle A Baptiste and Cheryle Baptiste DDS PLLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/30/2037	286.5	270.0	278.8	0.14%
Central Tire, Inc. dba Cooper Tire & Auto Services	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/29/2037	288.5	269.1	279.5	0.14%
First Prevention and Dialysis Center LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/30/2024	273.3	268.9	251.4	0.12%
New Image Building Services, Inc. dba New Image Repair Services	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/23/2037	285.7	267.7	271.6	0.13%
Christou Real Estate Holdings LLC dba Tops American Grill	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/17/2037	284.0	264.1	275.3	0.13%
Faith Memorial Chapel LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/20/2038	268.4	258.1	259.5	0.13%
Thrifty Market, Inc. dba Thrifty Foods	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/30/2030	262.5	257.9	227.2	0.11%
15 McArdle LLC and No Other Impressions Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/15/2040	257.1	254.9	238.4	0.12%
Scent-Sation, Inc. d/b/a Scent-Sation, Inc.	Textile Product Mills	Term Loan	Prime plus 2.75%	11/21/2021	337.5	253.9	257.1	0.13%
Reidville Hydraulics & Mfg Inc dba Summit Farms LLC	Machinery Manufacturing	Term Loan	Prime plus 2.75%	11/2/2037	265.9	250.6	254.6	0.12%
All-Tag Corporation	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/30/2025	250.4	250.4	218.0	0.11%
Roccos LLC and Sullo Pantalone Inc dba Rocco's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2039	255.8	250.4	237.3	0.12%
JAG Unit 1, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2025	250.0	250.0	210.6	0.10%
V2 Tango LLC dba Palette 22	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/23/2025	250.0	250.0	217.1	0.11%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Animal Intrusion Prevention Systems Holding Company, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/15/2024	272.5	248.2	219.7	0.11%
HAVANA CENTRAL NJ1, LLC dba Havana Central	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/31/2025	250.0	245.1	238.9	0.12%
Wolf Enviro Interests, LLC and Enviromax Services Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/25/2040	246.5	244.7	223.7	0.11%
CNYP 717 Irondequoit LLC and CNYP 2002 Ontario LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/20/2040	244.4	244.4	226.0	0.11%
MJD Investments, LLC dba The Community Day School	Social Assistance	Term Loan	Prime plus 2.75%	1/31/2038	258.3	244.3	250.6	0.12%
RKP Service dba Rainbow Carwash	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/31/2023	300.0	243.1	237.5	0.12%
FHJE Ventures LLC and Eisenreich II Inc dba Breakneck Tavern	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/30/2039	245.5	242.9	225.8	0.11%
JWB Industries, Inc. dba Carteret Die Casting	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	2/11/2024	280.0	241.8	225.3	0.11%
800 on the Trax LLC and Matrix Z LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	12/23/2040	240.0	240.0	234.6	0.12%
Xela Pack, Inc. and Aliseo and Catherine Gentile	Paper Manufacturing	Term Loan	Prime plus 2.75%	3/27/2028	271.8	239.2	244.5	0.12%
WI130, LLC (EPC) & Lakeland Group, Inc (OC) dba Lakeland Electrical	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/31/2028	271.5	239.0	238.1	0.12%
LaSalle Market and Deli EOK Inc and Rugen Realty LLC dba LaSalle Market	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/21/2037	252.3	236.8	242.7	0.12%
Clairvoyant Realty Corp. and Napoli Marble & Granite Design, Ltd	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/24/2038	246.3	236.8	234.5	0.11%
Capitol Waste and Recycling Services LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	10/10/2024	257.8	236.4	210.6	0.10%
All About Smiles P A	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/30/2040	237.7	235.9	231.1	0.11%
Joyce Outdoor Advertising LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/29/2040	234.8	234.8	235.3	0.12%
Pierce Developments, Inc. dba Southside Granite	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/13/2036	256.1	233.3	242.6	0.12%
Atlantis of Daytona LLC and Ocean Club Sportswear Inc	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	12/23/2039	240.0	233.1	236.7	0.12%
Big Sky Plaza LLC and Strickland, Incorporated dba Livingston True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/20/2039	233.4	227.4	229.0	0.11%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
M & H Pine Straw Inc and Harris L. Maloy	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/21/2023	288.8	227.1	227.0	0.11%
MTV Bowl, Inc. dba Legend Lanes	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/30/2036	248.5	226.4	235.8	0.12%
Meridian Hotels, LLC dba Best Western Jonesboro	Accommodation	Term Loan	Prime plus 2.75%	11/25/2039	228.0	224.9	228.4	0.11%
HJ & Edward Enterprises, LLC dba Sky Zone	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2023	262.5	224.8	218.5	0.11%
DuCharme Realty LLC and DuCharme Enterprises LLC dba Specialty	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	2/2/2040	225.1	222.1	208.0	0.10%
Hemingway Custom Cabinetry LLC	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	9/25/2025	220.0	217.3	187.0	0.09%
Bowl Mor, LLC dba Bowl Mor Lanes / Spare Lounge, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/13/2039	223.5	216.7	222.9	0.11%
Homegrown For Good LLC	Apparel Manufacturing	Term Loan	Prime plus 2.75%	11/26/2024	230.0	215.5	195.5	0.10%
Discount Wheel and Tire	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/30/2038	223.8	214.6	214.3	0.11%
Newsome Trucking Inc and Kevin Newsome	Truck Transportation	Term Loan	Prime plus 2.75%	9/2/2035	423.1	214.1	222.6	0.11%
Schmaltz Holdings, LLC (EPC) and Schmaltz Operations, LLC dba Companio	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/4/2038	224.2	213.7	213.3	0.10%
Mosley Auto Group LLC dba America's Automotive	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/20/2038	221.5	213.7	217.6	0.11%
Tortilla King Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	3/14/2039	216.9	211.2	207.8	0.10%
Daniel Gordon and Erin Gordon and Silver Lining Stables CT, LLC	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	11/28/2037	223.8	211.1	219.0	0.11%
BJ's Tavern LLC and BJ's Cabana Bar Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2040	212.5	210.9	205.9	0.10%
Pioneer Windows Manufacturing Corp, Pioneer Windows	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	11/21/2022	275.0	209.8	207.4	0.10%
Evans and Paul LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/30/2024	223.8	208.2	198.7	0.10%
Faith Memorial Chapel LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2039	214.2	207.9	206.4	0.10%
Superior Disposal Service, Inc.	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	12/26/2023	240.5	204.4	200.8	0.10%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
952 Boston Post Road Realty, LLC and HNA LLC dba Styles International	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2039	211.0	204.3	203.2	0.10%
1 North Restaurant Corp dba 1 North Steakhouse	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/31/2038	212.5	204.3	207.8	0.10%
Brandywine Picnic Park, Inc. and B.Ross Capps & Linda Capps	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/30/2031	231.5	204.2	210.9	0.10%
Elan Realty, LLC and Albert Basse Asociates, Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	9/30/2035	228.2	203.7	212.6	0.10%
Modern Manhattan LLC	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	11/25/2024	220.0	203.3	171.5	0.08%
AMG Holding, LLC and Stetson Automotive, Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/30/2039	208.0	202.7	208.6	0.10%
JEJE Realty LLC and La Familia Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/10/2039	205.8	202.1	193.6	0.09%
Gill Express Inc. dba American Eagle Truck Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	1/5/2027	286.9	200.4	206.1	0.10%
Block and Grinder LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/30/2025	200.0	200.0	196.6	0.10%
Water Works Laundromat, L.L.C.	Personal and Laundry Services	Term Loan	Prime plus 2.25%	9/7/2027	267.3	194.8	195.3	0.10%
Robert E. Caves, Sr. and American Plank dba Caves Enterprises	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/30/2021	302.5	194.7	197.2	0.10%
Spire Investment Partners, LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	9/28/2022	258.8	192.7	186.7	0.09%
Douglas Printy Motorsports, Inc. dba Blackburn Trike	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/9/2040	191.8	189.5	180.5	0.09%
8 Minute Oil Change of Springfield Corporation and John Nino	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/12/2038	196.8	188.0	191.7	0.09%
Sapienzo Properties LLC (EPC) CNS Self-Storage Inc (OC)	Real Estate	Term Loan	Prime plus 2.75%	3/27/2039	193.8	187.0	192.4	0.09%
Greenbrier Technical Services, Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/24/2023	240.1	183.0	183.2	0.09%
Brothers International Desserts	Food Manufacturing	Term Loan	Prime plus 2.75%	4/26/2023	230.0	182.7	181.4	0.09%
Majestic Contracting Services, Inc. dba Majestic Electric and Majestic Plumbing	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/26/2038	190.0	181.6	180.6	0.09%
Danjam Enterprises, LLC dba Ariel Dental Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/31/2035	204.0	180.7	188.4	0.09%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
(EPC) Absolute Desire LLC and Mark H. Szierer (OC) Sophisticated Smile	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/5/2038	188.3	180.0	183.6	0.09%
(EPC) Willowbrook Properties LLC (OC) Grove Gardens Landscaping Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/5/2038	186.3	177.8	183.5	0.09%
Trip Consultants U.S.A. Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/18/2025	175.0	175.0	147.4	0.07%
Richmond Hill Mini Market, LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/27/2037	185.3	174.7	180.2	0.09%
Beale Street Blues Company-West Palm Beach, LLC dba Lafayette Music Hall	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/22/2024	187.5	174.5	153.2	0.08%
KK International Trading Corporation	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/23/2028	190.0	174.0	172.1	0.08%
Bryan Bantry Inc.	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/8/2021	400.0	174.0	173.0	0.08%
Forno Italiano Di Nonna Randazzo, LLC dba Nonna Randazzo's Bakery	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/26/2037	183.8	173.9	178.5	0.09%
Pioneer Window Holdings, Inc and Subsidiaries dba Pioneer Windows	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/20/2022	225.0	173.3	171.3	0.08%
Douglas Posey and Sally Watkinson dba Audrey's Farmhouse	Accommodation	Term Loan	Prime plus 2.75%	5/20/2040	174.1	172.6	170.5	0.08%
Sound Manufacturing Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/10/2024	187.5	172.3	150.6	0.07%
Neyra Industries, Inc. and Edward Neyra	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	3/27/2023	217.5	171.2	173.2	0.08%
Chickamauga Properties,Inc., MSW Enterprises, LLP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/22/2035	189.5	171.1	178.5	0.09%
R2 Tape Inc dba Presto Tape	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/29/2025	176.3	170.8	160.6	0.08%
Fran-Car Corporation dba Horizon Landscape Management	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/3/2028	407.8	170.5	175.8	0.09%
BND Sebastian Limited Liability Company and Sebastian Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/16/2040	172.5	170.5	168.2	0.08%
Silva Realty Holdings, LLC and MF-Silva Enterprises, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/11/2040	171.6	170.0	161.1	0.08%
R & J Petroleum LLC (EPC) Manar USA, Inc. (OC)	Gasoline Stations	Term Loan	Prime plus 2.75%	11/20/2037	180.0	169.5	175.4	0.09%
15 Frederick Place LLC & Pioneer Windows Holdings Inc & Subs	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/16/2021	250.0	168.6	169.3	0.08%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
South Park Properties LLC and Midlothian Hardware LLC dba Grill	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/6/2040	170.5	167.9	170.0	0.08%
Spectrum Radio Fairmont, LLC	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	8/30/2023	187.5	164.3	164.3	0.08%
Wilshire Media Systems Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/17/2024	186.3	163.4	151.7	0.07%
Pine Belt Wood Products LLC	Forestry and Logging	Term Loan	Prime plus 2.75%	9/22/2040	163.8	163.3	147.9	0.07%
Wise Forklift Inc	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/1/2020	296.9	162.9	164.7	0.08%
Labmates LLC	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/18/2040	162.5	162.5	165.6	0.08%
Gator Communications Group LLC dba Harvard Printing Group	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	4/25/2022	228.8	162.1	162.5	0.08%
B & W Towing, LLC and Boychucks Fuel LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/17/2039	164.5	161.8	153.1	0.08%
Hae M. and Jin S. Park dba Buford Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/15/2039	166.5	161.2	160.0	0.08%
M & H Pinestraw, Inc. and Harris L. Maloy	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/15/2021	238.3	161.2	161.6	0.08%
185 Summerfield Inc and Valcon Contracting Corp	Construction of Buildings	Term Loan	Prime plus 2.75%	10/24/2039	162.3	159.1	157.6	0.08%
MMS Realty, LLC and Molecular MS Diagnostics LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/18/2040	160.7	158.8	151.3	0.07%
Carolina Flicks Inc dba The Howell Theater	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	12/23/2032	163.3	158.5	149.5	0.07%
Spire Investment Partners, LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/22/2021	250.0	157.4	157.8	0.08%
North Columbia LLC and Loop Liquor and Convenience Store LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/24/2039	159.3	155.9	153.6	0.08%
Ramard Inc and Advanced Health Sciences Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/28/2023	187.5	154.3	140.5	0.07%
South Florida Air Conditioning and Refrigeration Corp.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/27/2040	155.5	153.7	153.3	0.08%
Golden Transaction Corporation dba Bleh Sunoco	Gasoline Stations	Term Loan	Prime plus 2.75%	10/30/2039	156.7	153.6	152.9	0.07%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Avayaan2 LLC dba Island Cove	Gasoline Stations	Term Loan	Prime plus 2.75%	3/7/2039	157.5	152.7	154.1	0.08%
RDT Enterprises LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/15/2027	162.8	152.7	147.6	0.07%
J3K LLC dba Ronan True Value Hardware	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/23/2025	152.5	150.6	126.8	0.06%
RXSB, Inc dba Medicine Shoppe	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	5/30/2023	186.3	149.8	145.3	0.07%
FirstVitals Health and Wellness Inc	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/15/2025	150.0	148.1	124.7	0.06%
Barber Investments LLC and Fieldstone Quickstop LLC and Maine Dollar Deals	Gasoline Stations	Term Loan	Prime plus 2.75%	8/15/2039	150.0	147.2	131.7	0.06%
Honeyspot Investors LLP and Pace Motor Lines Inc	Truck Transportation	Term Loan	Prime plus 2.75%	7/24/2039	150.0	146.4	147.7	0.07%
Alejandro Rico dba Rico Motors and Golden West Motel and Alrima Co Inc	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/25/2040	146.3	146.3	148.5	0.07%
Teamnewman Enterprises LLC dba Newmans at 988 and John H. Newman	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/25/2039	148.8	146.1	139.8	0.07%
Dantanna's Tavern LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2024	164.3	144.8	136.4	0.07%
Cool Air Solutions, Inc. dba Graham Heating & Air Conditioning	Specialty Trade Contractors	Term Loan	Prime plus 2%	12/27/2018	411.5	144.8	144.3	0.07%
GDP Gourmet LLC dba Joe and John's Pizza Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/19/2040	145.0	144.4	140.6	0.07%
Vernon & Stephanie Scott and Little Stars Day Care Center, Inc.	Educational Services	Term Loan	Prime plus 2.75%	4/18/2038	151.0	143.6	149.3	0.07%
J. Kinderman & Sons Inc., dba BriteStar Inc.	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	3/20/2023	181.3	142.7	144.3	0.07%
Barub Realty LLC and Barub LLC dba Woodlawn Cabinets	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	9/30/2040	143.0	142.6	144.3	0.07%
Alpha Preparatory Academy LLC	Social Assistance	Term Loan	Prime plus 2.75%	8/15/2039	145.2	142.5	144.7	0.07%
Ryan Crick and Pamela J. Crick and Crick Enterprises Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2039	145.5	142.4	144.6	0.07%
Peter Thomas Roth Labs LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/26/2018	425.0	142.3	143.4	0.07%
Knowledge First Inc dba Magic Years of Learning and Kimberly Knox	Social Assistance	Term Loan	Prime plus 2.75%	3/21/2039	145.0	140.8	139.9	0.07%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
USI Properties LLC dba U Store It	Real Estate	Term Loan	Prime plus 2.75%	5/23/2039	144.6	140.7	144.0	0.07%
Wired LLC and Moulison North Corporation	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/3/2024	150.1	140.1	126.0	0.06%
Gardner's Wharf Holdings LLC and Gardner's Wharf Seafood Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	9/8/2040	140.0	139.6	142.2	0.07%
Stormrider Inc dba Shirley's Stormrider, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	11/25/2024	150.0	138.6	115.1	0.06%
Big Apple Entertainment Partners, LLC d/b/a Ripley's Believe It or Not	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/26/2022	180.0	138.4	134.2	0.07%
ATC Fitness LLC dba Around the Clock Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2022	180.0	137.8	137.4	0.07%
Choe Trade Group Inc dba Rapid Printers of Monterey	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	2/28/2024	159.3	137.6	137.4	0.07%
Matchless Transportation LLC dba First Class Limo	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	8/3/2022	185.0	137.0	135.7	0.07%
96 Mill Street LLC, Central Pizza LLC and Jason Bikakis George Bikaki	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/12/2039	141.3	137.0	140.9	0.07%
3000 CSI Property LLC and Consulting Solutions Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/20/2040	137.5	136.9	137.1	0.07%
Kemmer LLC and Apples Tree Top Liquors LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/4/2039	138.4	136.1	126.9	0.06%
Spectrumit, Inc, (OC) dba LANformation	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/31/2030	154.9	135.8	139.4	0.07%
Grafio Inc dba Omega Learning Center-Acworth	Educational Services	Term Loan	Prime plus 2.75%	9/13/2023	156.3	135.0	126.3	0.06%
CEM Autobody LLC dba Dawn's Autobody	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/26/2040	135.5	134.5	128.6	0.06%
C& D Medical of Naples, Inc and Forever & Always of Naples, Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/24/2040	135.0	134.2	124.0	0.06%
Al-Mustafa Enterprise, Inc. and Al-Mustafa Enterprise Inc	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/18/2040	134.0	133.9	131.3	0.06%
DKB Transport Corp	Truck Transportation	Term Loan	Prime plus 2.75%	12/5/2038	138.8	133.9	137.6	0.07%
West Cobb Enterprises, Inc and Advanced Eye Associates, L.L.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/12/2035	148.7	133.4	138.8	0.07%
JPM Investments LLC and Carolina Family Foot Care P.A.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/26/2039	136.1	133.1	134.9	0.07%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
1899 Tavern & Tap LLC and Ale House Tavern & Tap LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/9/2039	137.5	132.6	134.6	0.07%
Haven Hospitality Group Inc. dba Haven Gastropub	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/20/2025	132.5	132.5	113.7	0.06%
Mid-Land Sheet Metal Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/31/2038	137.5	132.4	134.1	0.07%
City Sign Service, Incorporated	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	11/30/2025	165.8	132.1	134.7	0.07%
Bay State Funeral Services, LLC (EPC) and Riley Funeral Home Inc(OC)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/21/2039	134.9	131.6	135.4	0.07%
Jade Automotive d/b/a Sears Hometown Store	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	10/6/2035	146.6	131.5	137.3	0.07%
J&M Concessions, Inc.dba A-1 Liquors	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/3/2039	135.6	131.3	129.2	0.06%
Modern on the Mile, LLC dba Ligne Roset	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	5/25/2021	212.5	131.1	131.5	0.06%
Access Staffing, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/30/2022	187.5	131.1	130.5	0.06%
Grand Blanc Lanes, Inc. and H, H and H, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/31/2039	133.0	131.0	131.1	0.06%
RDT Enterprises, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/31/2028	141.2	130.6	132.4	0.06%
Demand Printing Solutions, Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	10/29/2034	147.5	128.7	133.9	0.07%
Green Life Lawnscapes LLC dba Green Life Lawn Care	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/6/2025	127.3	127.3	122.4	0.06%
R2 Tape, Inc. dba Presto Tape and Michael J.and Joyce Speeney	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	10/20/2020	224.4	126.6	127.6	0.06%
Nelson Sargsyan dba HDA Trucking	Support Activities for Transportation	Term Loan	Prime plus 2.75%	6/16/2025	130.5	126.4	105.1	0.05%
PTK, Incorporated dba Night N Day 24 HR Convenience Store	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/30/2036	137.5	126.0	131.2	0.06%
George S Cochran DDS Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/7/2025	130.0	125.1	104.4	0.05%
Music Mountain Water Company, LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	4/25/2036	138.1	125.1	130.7	0.06%
Sarah Sibadan dba Sibadan Agency	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	1/27/2039	129.4	125.0	127.4	0.06%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Japp Business Inc dba Pick and Eat and Japp Drink Corp.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/30/2025	125.0	125.0	110.6	0.05%
Smokeyard Inc dba Smokeyard BBQ and Chop Shop	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/30/2025	125.0	125.0	107.6	0.05%
Evans & Paul LLC and E&P Holdings I LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2025	125.0	125.0	110.9	0.05%
Abitino's JFK LLC dba Abitino's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2022	125.0	124.9	110.4	0.05%
The LAX Shop Inc	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	12/22/2025	125.0	125.0	124.9	0.06%
Hascher Gabelstapler Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/26/2024	143.3	124.6	121.0	0.06%
Maxiflex LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/28/2023	153.5	124.1	125.6	0.06%
Michael Rey Jr. and Lynn J. Williams (EPC) and GIG Petcare	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/3/2039	126.9	123.6	122.1	0.06%
Geo Los Angeles LLC dba Geo Film Group	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/26/2025	130.0	123.5	112.5	0.06%
Naeem Khan LTD	Apparel Manufacturing	Term Loan	Prime plus 2.75%	9/17/2025	125.0	123.5	103.9	0.05%
Naeem Khan LTD	Apparel Manufacturing	Term Loan	Prime plus 2.75%	9/30/2025	125.0	123.5	104.0	0.05%
Lake Area Autosound LLC and Ryan H. Whittington	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	7/28/2039	125.0	122.9	122.9	0.06%
Food & Fuel Company LLC dba Lowery Food Mart	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/4/2040	122.5	122.5	124.3	0.06%
Lamjam LLC (EPC) Goldsmith Lambros Inc (OC)	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	8/27/2024	133.8	122.2	121.6	0.06%
Trademark Equipment Company Inc and David A. Daniel	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	8/19/2036	133.6	122.1	126.9	0.06%
Supreme Screw Products, Inc. and Misha Migdal	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	4/17/2019	308.2	121.6	122.7	0.06%
Atlas Mountain Construction, LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	5/13/2038	127.3	121.2	126.1	0.06%
Medworxs LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/3/2025	125.0	121.1	101.6	0.05%
LP Industries Inc dba Childforms	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	7/29/2025	125.0	120.9	112.3	0.06%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Bizzare Foods Inc dba Trooper Foods	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/12/2025	125.0	120.6	100.3	0.05%
3 F Management LLC and ATC Port Charlotte LLC dba Around The Clock Fit	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/17/2024	131.3	120.4	106.2	0.05%
JDR Industries Inc dba CST-The Composites Store, JetCat USA	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	1/21/2024	140.3	120.4	114.1	0.06%
Prospect Kids Academy Inc	Educational Services	Term Loan	Prime plus 2.75%	9/11/2038	124.3	119.2	120.5	0.06%
Copper Beech Financial Group LLC	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	3/30/2025	125.0	118.7	107.2	0.05%
Knits R Us, Inc. dba NYC Sports / Mingle	Textile Mills	Term Loan	Prime plus 2.75%	2/11/2038	125.0	118.4	123.1	0.06%
1258 Hartford TPKE, LLC (EPC) and Phelps and Sons, Inc (OC)	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/29/2038	124.6	118.3	120.9	0.06%
Northwind Outdoor Recreation, Inc. dba Red Rock Wilderness Store	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/18/2036	129.5	117.9	123.2	0.06%
DC Real LLC and DC Enterprises LTD dba Lakeview True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/20/2039	119.4	117.8	116.3	0.06%
Balthazar Management Virgin Islands LLC dba The Beach Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/27/2025	123.3	117.1	116.6	0.06%
Profile Performance, Inc. and Eidak Real Estate, L.L.C.	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/20/2036	127.5	115.7	120.8	0.06%
Wilton Dental Care P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/29/2024	128.1	115.6	106.3	0.05%
Top Properties LLC and LP Industries, Inc dba Childforms	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	120.0	115.5	118.8	0.06%
JRA Holdings LLC (EPC) Jasper County Cleaners Inc dba Superior Cleaner	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/28/2038	121.0	115.5	120.1	0.06%
Qycell Corporation	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	8/19/2021	187.5	114.2	114.2	0.06%
Kemmer, LLC (EPC) and Pitts Package Store, Inc.(OC)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/31/2039	117.5	114.1	109.9	0.05%
AS Boyals LLC dba Towne Liquors	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/29/2039	117.5	114.1	117.4	0.06%
R2 Tape Inc dba Presto Tape	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/31/2022	155.0	114.1	115.2	0.06%
Modern Manhattan, LLC	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	9/20/2020	204.0	113.3	113.5	0.06%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
5091 LLC and TR/AL LLC d/b/a Cafe Africana	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/31/2037	121.3	113.2	117.8	0.06%
Lemonberry Food Stores Inc dba Lemonberry Frozen Yogurt	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/29/2025	112.5	112.5	98.4	0.05%
Katie Senior Care LLC dba Home Instead Senior Care	Social Assistance	Term Loan	Prime plus 2.75%	8/15/2024	124.3	112.3	93.2	0.05%
Shelton Incorporated dba Mrs. Winners	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/20/2040	112.5	111.2	112.1	0.05%
Dosus Inc dba Perry's Pools	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/7/2025	112.5	110.9	95.2	0.05%
Qycell Corporation	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	8/26/2024	121.0	109.5	98.8	0.05%
Golden Gate Lodging LLC (OC)	Accommodation	Term Loan	Prime plus 2.75%	3/12/2038	115.0	109.2	112.6	0.06%
Rainbow Dry Cleaners	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/13/2024	122.5	109.1	102.8	0.05%
S.B.B. Enterprises Inc dba Williamston Hardware	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/19/2040	108.8	108.8	100.8	0.05%
Sushiya, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/8/2025	108.8	108.8	97.2	0.05%
Westville Seafood LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/19/2038	112.3	107.7	107.6	0.05%
Cormac Enterprises and Wyoming Valley Beverage Incorporated	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/20/2039	110.8	107.6	110.6	0.05%
Excel RP Inc	Machinery Manufacturing	Term Loan	Prime plus 2.75%	8/30/2023	130.3	107.2	105.9	0.05%
Wallace Holdings LLC (EPC) GFA International Inc (OC)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.5%	11/25/2023	125.0	105.2	96.5	0.05%
Forever & Always of Naples Inc dba Island Animal Hospital	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/24/2025	107.5	104.7	94.8	0.05%
Mustafa Inc dba Adiba Grocery	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/17/2025	103.8	103.8	103.7	0.05%
Pooh's Corner Realty LLC and Pooh's Corner Inc	Social Assistance	Term Loan	Prime plus 2.75%	7/23/2040	103.8	103.2	104.0	0.05%
Ridge Road Equestrian LLC dba Ricochet Ridge Ranch Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/23/2040	102.5	102.5	102.3	0.05%
Seagate Group Holdings, Inc. dba Seagate Logistics, Inc.	Support Activities for Transportation	Term Loan	Prime plus 2.75%	1/28/2036	113.4	102.1	106.6	0.05%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
WPI, LLC	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	6/29/2024	129.5	101.3	102.2	0.05%
B and A Friction Materials Inc	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/9/2025	102.5	101.2	85.2	0.04%
Shorr Enterprises Inc dba New Design Furniture Manufacturers	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	3/27/2025	106.5	101.2	92.8	0.05%
Island Wide Realty LLC and Long Island Partners, Inc.	Real Estate	Term Loan	Prime plus 2.75%	4/22/2039	103.8	100.9	103.8	0.05%
Nancy & Karl Schmidt(EPC) Moments to Remember USA, LLC	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	2/15/2038	106.3	100.7	103.9	0.05%
Firm Foundations Inc David S Gaitan Jr and Christopher K Daigle	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/3/2038	104.3	100.5	97.9	0.05%
State Painting and Decorating Co Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/25/2025	100.0	100.0	84.2	0.04%
Delta Aggregate, LLC	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	11/30/2025	100.0	100.0	99.9	0.05%
Custom Exteriors, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/9/2025	100.0	100.0	87.3	0.04%
Matthew Taylor and Landon Farm LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/4/2040	100.0	99.8	88.7	0.04%
DNT Storage and Properties LLC	Real Estate	Term Loan	Prime plus 2.75%	10/10/2039	101.8	99.8	99.4	0.05%
Little People's Village II LLC (OC) and Iliopoulos Realty LLC (EPC)	Social Assistance	Term Loan	Prime plus 2.75%	3/31/2039	101.5	99.1	97.6	0.05%
Bear Creek Entertainment, LLC dba The Woods at Bear Creek	Accommodation	Term Loan	Prime plus 2.75%	12/30/2024	106.3	99.0	98.6	0.05%
Zinger Hardware and General Merchant Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/26/2024	110.5	98.4	94.9	0.05%
Miss Cranston Diner II, LLC and Miss Cranston II Realty LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/17/2039	100.0	98.2	96.0	0.05%
Keller Holdings LLC and David H Keller III and Carie C Keller	Scenic and Sightseeing Transportation	Term Loan	Prime plus 2.75%	9/30/2039	100.0	97.9	98.5	0.05%
Lefont Theaters, Inc.	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	5/30/2022	137.0	97.9	98.4	0.05%
G.M. Pop's, Inc. & S.D. Food, Inc. dba Popeyes Louisiana Kitchen	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/11/2022	127.1	97.6	95.4	0.05%
New Paltz Dental Care, PLLC dba Ariel Dental Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/19/2025	100.0	97.5	92.5	0.05%
California College of Communications, Inc.	Educational Services	Term Loan	Prime plus 2.75%	11/2/2020	172.5	97.2	97.3	0.05%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
986 Dixwell Avenue Holding Company, LLC(EPC) and Mughali Foods, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/7/2039	99.1	96.4	97.1	0.05%
Anthony C Dinoto and Susan S P Dinoto and Anthony C Dinoto Funeral Home	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/26/2038	100.0	96.0	98.7	0.05%
Custom Software, Inc. a Colorado Corporation dba M-33 Access	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	4/30/2022	125.0	94.3	95.6	0.05%
J and K Fitness L.L.C. dba Physiques Womens Fitness Center	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2041	93.8	93.7	93.2	0.05%
First Steps Real Estate Company, LLC (EPC) and First Steps Preschool	Social Assistance	Term Loan	Prime plus 2.75%	9/30/2038	97.6	93.6	92.5	0.05%
A & A Auto Care, LLC d/b/a A & A Auto Care, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/12/2036	101.0	93.4	97.3	0.05%
GIA Realty LLC and VRAJ GIA LLC dba Lakeview Laundromat	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/28/2038	97.5	93.0	96.8	0.05%
Key Products I&II, Inc. dba Dunkin' Donuts/Baskin-Robbins	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/10/2021	153.0	92.6	93.0	0.05%
Metro Used Cars Inc. dba Metro Auto Center	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	1/14/2027	117.6	92.6	94.9	0.05%
MRM Supermarkets, Inc. dba Constantin's Breads	Food Manufacturing	Term Loan	Prime plus 2.75%	11/10/2021	137.5	91.9	92.5	0.05%
Union 2 LLC dba The Standard	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/10/2025	91.5	91.5	83.7	0.04%
E.S.F.P. LLC dba Volusia Van and Storage	Truck Transportation	Term Loan	Prime plus 2.75%	11/11/2025	91.3	91.2	78.6	0.04%
U & A Food and Fuel, Inc. dba Express Gas & Food Mart	Gasoline Stations	Term Loan	Prime plus 2.75%	11/21/2037	96.3	90.7	94.3	0.05%
Sico & Walsh Insurance Agency Inc and The AMS Trust	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	6/6/2039	250.0	90.6	93.3	0.05%
Royal Crest Motors LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/16/2040	91.3	90.1	87.5	0.04%
Moochie's LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/13/2024	100.5	90.0	83.2	0.04%
Video Vault & Tanning LLC and Mosaic Salon LLC	Rental and Leasing Services	Term Loan	Prime plus 2.75%	6/4/2040	90.5	89.9	91.2	0.04%
Little People's Village II LLC (OC) and Iliopoulos Realty LLC (EPC)	Social Assistance	Term Loan	Prime plus 2.75%	3/31/2039	92.1	89.9	88.5	0.04%
Lisle Lincoln II Limited Partnership dba Lisle Lanes LP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/30/2024	100.0	89.2	89.2	0.04%
Ronny Ramirez RX Corp dba Naturxheal Family Pharmacy	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	11/20/2025	89.0	89.0	76.4	0.04%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Angkor Restaurant Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/19/2038	93.0	88.9	90.5	0.04%
Music Mountain Water Company,LLC dba Music Mountain Water Co.	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	12/29/2019	185.4	88.9	89.8	0.04%
Seelan Inc dba Candleridge Market	Gasoline Stations	Term Loan	Prime plus 2.75%	10/27/2039	90.5	88.7	84.8	0.04%
Delta Aggregate LLC	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	3/30/2025	90.0	88.2	87.9	0.04%
Advanced Machine & Technology, Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	7/29/2025	90.3	88.0	80.6	0.04%
The River Beas LLC and Punam Singh	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/8/2039	90.3	87.8	88.3	0.04%
Manuel P. Barrera and Accura Electrical Contractor, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/23/2028	103.7	87.6	88.9	0.04%
Navdeep B Martins and Busy Bubbles LLC dba Wishy Washy	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/24/2039	89.0	87.4	81.6	0.04%
Greensward of Marco Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/28/2040	87.5	87.2	84.8	0.04%
Kiddie Steps 4 You Inc.	Social Assistance	Term Loan	Prime plus 2.75%	9/25/2038	89.3	86.7	85.9	0.04%
Tannehill Enterprises Inc dba Hobbytown USA Folsom	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	10/14/2025	87.4	86.5	72.9	0.04%
AM PM Properties, LLC and AM PM Willington, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/17/2040	87.1	86.2	86.1	0.04%
E-Z Box Storage, Inc.	Real Estate	Term Loan	Prime plus 2.75%	5/11/2025	89.3	85.9	85.6	0.04%
Animal Intrusion Prevention Systems Holding Company, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/29/2024	126.5	85.7	87.2	0.04%
Kurtis Sniezek dba Wolfe's Foreign Auto	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/20/2038	88.9	85.7	88.2	0.04%
Bat Bridge Investments Inc dba Kalologie 360 Spa	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/30/2025	85.5	85.5	72.0	0.04%
Sumad LLC dba BrightStar Care of Encinitas	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/2/2024	92.5	85.4	85.0	0.04%
Doctors Express Management of Central Texas LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/8/2024	105.0	85.2	80.8	0.04%
RDRhonehouse ENT. LLC dba Chill Skinz	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	4/29/2025	88.9	85.0	70.7	0.03%
R & R Security and Investigations Inc dba Pardners Lake Buchanan	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/19/2040	85.4	84.4	85.8	0.04%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Tanner Optical Inc. dba Murphy Eye Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/22/2035	94.6	84.0	87.4	0.04%
SKJ Inc dba Subway	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/13/2025	84.8	83.3	71.1	0.03%
J&M Concessions Inc dba A 1 Liquors	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/27/2025	87.5	81.9	73.0	0.04%
Osceola River Mill, LLC(EPC) Ironman Machine, Inc.(OC)	Machinery Manufacturing	Term Loan	Prime plus 2.75%	2/20/2038	86.3	81.6	84.2	0.04%
Bakhtar Group LLC dba Malmaison	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2023	103.8	81.7	79.2	0.04%
Zephyr Seven Series LLC dba 18/8 Fine Men's Salon	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/28/2025	81.3	81.3	70.0	0.03%
209 North 3rd Street, LLC (EPC) Yuster Insurance Group Inc (OC)	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/29/2038	83.9	80.2	80.9	0.04%
LAN Doctors Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/28/2025	81.3	79.7	72.0	0.04%
Peanut Butter & Co., Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	4/30/2023	100.0	79.4	77.3	0.04%
Cares Inc dba Dumpling Grounds Day Care Center	Social Assistance	Term Loan	Prime plus 2.75%	5/1/2040	81.9	78.8	80.1	0.04%
Hofgard & Co., Inc. dba HofgardBenefits	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/27/2022	107.3	78.1	78.0	0.04%
Limameno LLC dba Sal's Italian Ristorante	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/23/2025	83.3	78.0	66.9	0.03%
Dean 1021 LLC dba Pure Pita	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/29/2025	80.0	77.5	65.6	0.03%
Firm Foundations Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/13/2025	81.3	77.2	68.3	0.03%
L.M. Jury Enterprises, Inc dba Midwest Monograms	Textile Product Mills	Term Loan	Prime plus 2.75%	10/28/2025	77.0	76.5	65.8	0.03%
39581 Garfield, LLC and Tri County Neurological Associates, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2036	83.3	76.2	79.1	0.04%
Holloway & CO. P.L.L.C.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/16/2025	75.0	75.0	74.9	0.04%
Moments to Remember USA LLC dba Retain Loyalty	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/16/2025	75.0	75.0	68.2	0.03%
M & H Pine Straw, Inc and Harris L. Maloy	Support Activities for Agriculture and Forestry	Term Loan	6%	4/30/2020	183.3	75.0	75.7	0.04%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Elegant Fireplace Mantels, Inc. dba Elegant Fireplace Mantels	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/31/2022	97.5	74.8	72.6	0.04%
BVIP Limousine Service LTD	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	11/27/2038	76.5	73.7	74.7	0.04%
Zog Inc.	Other Information Services	Term Loan	6%	3/17/2018	97.5	73.6	74.1	0.04%
Kelly Auto Care LLC dba Shoreline Quick Lube and Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/18/2023	87.5	73.2	68.7	0.03%
Faramarz Nikourazm dba Car Clinic Center	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/3/2040	73.8	72.9	70.4	0.03%
B&P Diners LLC dba Engine House Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/10/2024	80.0	72.9	60.5	0.03%
Awesome Pets II Inc dba Mellisa's Pet Depot	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	2/7/2024	83.2	72.7	68.1	0.03%
Jonathan E Nichols and Nichols Fire and Security LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/30/2025	75.0	72.7	68.2	0.03%
Gerami Realty, LC (EPC) Sherrill Universal City Corral, LP	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/23/2027	78.8	72.0	72.3	0.04%
Tri County Heating and Cooling Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2023	87.8	71.6	70.8	0.03%
Bliss Coffee and Wine Bar, LLC	Food Services and Drinking Places	Term Loan	6%	3/19/2018	87.5	71.4	71.8	0.04%
SCJEN Management Inc dba Bowl of Heaven	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2025	71.3	71.3	60.0	0.03%
LaHoBa, LLC d/b/a Papa John's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/3/2036	77.5	70.4	73.4	0.04%
Triangle Trash LLC dba Bin There Dump That	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	2/18/2025	74.4	70.1	62.8	0.03%
R2 Tape Inc dba Presto Tape	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	4/10/2024	78.8	69.1	69.5	0.03%
Gold Jet Corp dba The UPS Store	Couriers and Messengers	Term Loan	Prime plus 2.75%	8/14/2025	68.3	68.3	61.7	0.03%
Vortex Automotive LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/5/2035	76.6	67.6	70.4	0.03%
Chickamauga Properties, Inc., MSW Enterprises, LLP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/22/2035	74.3	67.3	70.3	0.03%
New Life Holdings, LLC and Certified Collision Services, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/29/2035	76.2	67.3	70.1	0.03%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Kantz LLC and Kantz Auto LLC dba Kantz's Hometown Auto	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/29/2039	68.1	66.9	65.5	0.03%
RM Hawkins LLC dba Pure Water Tech West and Robert M Hawkins	Nonstore Retailers	Term Loan	Prime plus 2.75%	8/26/2023	85.8	66.9	67.1	0.03%
Stormrider Inc dba Shirley's Stormrider Inc	Truck Transportation	Term Loan	Prime plus 2.75%	9/23/2025	67.5	66.7	56.1	0.03%
I-90 RV & Auto Supercenter	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/29/2035	74.9	66.5	69.4	0.03%
Accent Homes Services LLC dba Benjamin Franklin Plumbing of Kansas City	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/30/2028	66.5	65.9	63.2	0.03%
Shree Om Lodging, LLC dba Royal Inn	Accommodation	Term Loan	Prime plus 2.75%	5/2/2030	333.3	65.6	67.9	0.03%
NVR Corporation dba Discount Food Mart	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/11/2039	68.3	65.4	67.3	0.03%
Onofrio's Fresh Cut Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/6/2024	75.0	65.4	64.2	0.03%
Orient Direct, Inc. dba Spracht, Celltek, ODI	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	2/12/2023	84.9	65.4	63.4	0.03%
Kostekos Inc dba New York Style Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/6/2040	66.3	65.4	63.1	0.03%
MLM Enterprises LLC and Demand Printing Solutions Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/18/2024	70.5	65.1	60.3	0.03%
Jenkins-Pavia Corporation dba Victory Lane Quick Oil Change	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/27/2037	69.8	65.0	67.7	0.03%
Danjam Enterprises, LLC dba Ariel Dental Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/29/2023	93.0	64.8	65.7	0.03%
Beale Street Blues Company-West Palm Beach LLC dba Lafayette's-West Palm Beach	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	7/24/2025	66.3	64.6	56.5	0.03%
SofRep, Inc dba Force 12 Media	Other Information Services	Term Loan	Prime plus 2.75%	6/26/2025	66.3	64.2	53.4	0.03%
Pauley Tree and Lawn Care Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/28/2025	65.8	64.1	57.1	0.03%
Michael A.and HeatherR. Welsch dba Art & FrameEtc.	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/22/2038	67.5	64.1	66.0	0.03%
Kidrose, LLC dba Kidville Riverdale	Educational Services	Term Loan	Prime plus 2.75%	4/22/2023	78.8	63.3	62.3	0.03%
Yousef Khatib dba Y&M Enterprises	Wholesale Electronic Markets and Agents and Brokers	Term Loan	Prime plus 2.75%	11/15/2023	75.0	63.2	58.7	0.03%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Free Ion Advisors LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/21/2025	64.3	62.7	52.8	0.03%
Truth Technologies Inc dba Truth Technologies Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/21/2023	79.5	62.6	61.1	0.03%
Guard Dogs MFS LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/8/2025	65.0	62.6	52.5	0.03%
Joseph Nich and Tina M. Nich dba Vic's Greenhouses	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/4/2025	62.5	62.5	62.4	0.03%
Sourceco Limited Liability Company	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/17/2025	62.5	62.5	54.5	0.03%
Optima Health Care Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/23/2025	62.5	62.5	62.4	0.03%
Pace Motor Lines, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	2/26/2025	66.2	62.5	62.0	0.03%
God is Good LLC dba BurgerFi	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/27/2025	67.3	62.4	56.0	0.03%
Kup’s Auto Spa, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/23/2025	62.5	62.1	60.2	0.03%
Rutledge Enterprises Inc dba BLC Property Management	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/23/2040	62.5	61.8	60.6	0.03%
Almost Home Daycare LLC	Social Assistance	Term Loan	Prime plus 2.75%	9/11/2025	62.5	61.7	60.1	0.03%
O'Rourkes Diner LLC dba O'Rourke's Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/19/2037	65.5	61.5	62.9	0.03%
Kiddie Steps 4 You Inc.	Social Assistance	Term Loan	Prime plus 2.75%	2/19/2040	61.8	61.1	57.8	0.03%
DTM Parts Supply Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/2/2025	62.8	60.8	50.6	0.02%
Polpo Realty, LLC(EPC) Polpo Restaurant, LLC (OC)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/6/2038	62.5	60.5	62.2	0.03%
ViAr Visual Communications, Inc. dba Fastsigns 281701	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/5/2025	62.0	60.1	51.2	0.03%
Baystate Firearms and Training, LLC	Educational Services	Term Loan	Prime plus 2.75%	2/27/2025	63.4	59.7	50.1	0.02%
Inverted Healthcare Staffing of Florida LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/18/2025	61.3	59.3	49.3	0.02%
Smith Spinal Care Center P.C. and James C. Smith	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/8/2039	60.0	58.8	57.5	0.03%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Home Again Restaurant LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2040	59.0	58.8	58.1	0.03%
ALF, LLC (EPC) Mulit-Service Eagle Tires (OC)	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	5/31/2037	62.9	58.6	61.0	0.03%
Emerald Ironworks Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/27/2023	72.0	58.5	57.3	0.03%
Homegrown For Good LLC	Apparel Manufacturing	Term Loan	Prime plus 2.75%	5/8/2025	60.0	57.8	50.5	0.02%
Metano IBC Services, Inc. and Stone Brook Leasing, LLC	Rental and Leasing Services	Term Loan	Prime plus 2.75%	8/17/2017	315.0	57.1	57.4	0.03%
Eco-Green Reprocessing LLC and Denali Medical Concepts, LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	11/27/2023	67.2	56.7	52.5	0.03%
University Park Retreat, LLC dba Massage Heights	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/27/2022	76.0	56.5	57.1	0.03%
Gordon E Rogers dba Stonehouse Motor Inn	Accommodation	Term Loan	Prime plus 2.75%	9/26/2039	57.5	56.3	57.2	0.03%
Eldredge Tavern LLC dba Gonyea's Tavern	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/8/2040	56.3	55.8	56.8	0.03%
SuzyQue’s LLC dba Suzy Que’s	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/11/2036	61.0	55.3	57.7	0.03%
Long Island Barber + Beauty LLC	Educational Services	Term Loan	Prime plus 2.75%	6/2/2039	55.5	54.1	54.1	0.03%
Global Educational Delivery Services LLC	Educational Services	Term Loan	Prime plus 2.75%	6/16/2024	60.0	54.0	54.3	0.03%
Danny V, LLC dba Hugo's Taproom	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2040	54.0	53.6	49.2	0.02%
D & D's Divine Beauty School of Esther, LLC	Educational Services	Term Loan	6%	8/1/2031	57.7	53.5	55.5	0.03%
Handy 6391 LLC dba The UPS Store #6391	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/27/2023	62.5	53.4	53.6	0.03%
Road to Sedona Inc dba Thirteen	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/27/2025	56.6	53.4	45.1	0.02%
Joyce Outdoor Advertising NJ LLC and Joyce Outdoor Advertising LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/26/2040	54.0	53.4	53.3	0.03%
Modern Leather Goods Repair Shop Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2024	58.8	53.1	44.1	0.02%
Jonesboro Health Food Center LLC	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	5/27/2024	60.0	52.9	48.6	0.02%
B.S. Ventures LLC dba Dink's Market	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/19/2039	53.8	52.9	53.5	0.03%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
God Be Glorified Inc dba GBG Inc	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	8/20/2025	53.0	52.0	43.8	0.02%
Real Help LLC dba Real Help Decorative Concrete	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/22/2025	53.1	51.5	49.6	0.02%
Akshar Group, LLC	Accommodation	Term Loan	6%	11/5/2028	321.3	51.3	53.0	0.03%
KMC RE, LLC & B&B Kennels	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/19/2034	58.3	51.0	53.1	0.03%
The Red Pill Management, Inc. dba UFC Gym Matthews	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	11/26/2024	54.3	50.9	44.6	0.02%
Gregory P Jellenek OD and Associates PC dba Gregory P Jellenek OD	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/28/2023	63.5	50.9	50.4	0.02%
Success Express,Inc. dba Success Express	Couriers and Messengers	Term Loan	Prime plus 2.75%	9/29/2020	91.8	50.6	50.6	0.02%
D&G Capital LLC dba Miami Grill 277	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2025	83.8	50.5	49.7	0.02%
Martin L Hopp, MD PHD A Medical Corp (OC) dba Tower ENT	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2022	66.3	50.5	49.7	0.02%
Atlas Auto Body Inc dba Atlas Auto Sales	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/22/2039	51.6	50.4	48.3	0.02%
Veliu LLC dba FASTSIGNS #15901	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	9/10/2025	50.0	50.0	43.2	0.02%
K's Salon, LLC d/b/a K's Salon	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/20/2021	73.6	49.8	49.5	0.02%
Jacksonville Beauty Institute Inc. dba Beauty Institute's	Educational Services	Term Loan	Prime plus 2.75%	10/23/2025	50.0	49.7	41.9	0.02%
Sound Manufacturing Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/12/2028	54.8	49.6	48.1	0.02%
Sound Manufacturing Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/21/2025	50.0	49.5	43.9	0.02%
South Towne Dental Center, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/25/2025	50.0	49.4	49.3	0.02%
Finish Strong Inc dba FASTSIGNS St Peters	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	9/23/2025	50.0	49.4	41.6	0.02%
AGV Enterprises LLC dba Jet's Pizza #42	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2024	54.8	49.2	42.0	0.02%
Southeast Chicago Soccer, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2038	51.3	49.1	50.5	0.02%
Trading Group 3 Inc	Nonstore Retailers	Term Loan	Prime plus 2.75%	8/28/2025	50.0	49.1	41.3	0.02%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Java Warung, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/19/2038	51.0	48.4	50.0	0.02%
DRV Enterprise, Inc. dba Cici's Pizza # 339	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/26/2022	65.0	48.2	48.8	0.02%
Ryan D. Thornton and Thornton & Associates LLC	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	5/24/2023	68.8	47.5	46.1	0.02%
Highway Striping Inc	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	6/30/2024	53.1	47.3	44.4	0.02%
Feel The World Inc dba Xero Shoes and Invisible Shoes	Leather and Allied Product Manufacturing	Term Loan	Prime plus 2.75%	9/5/2024	51.9	47.3	40.4	0.02%
CJR LLC (EPC) and PowerWash Plus, Inc. (OC)	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/30/2024	53.0	46.9	45.8	0.02%
Alexandra Afentoulides dba Vi's Pizza Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/11/2040	46.3	46.3	47.1	0.02%
Screenmobile Management Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/14/2025	47.0	46.1	39.2	0.02%
Will Zac Management LLC dba Papa John's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/19/2024	48.8	46.1	45.9	0.02%
Any Garment Cleaner-East Brunswick, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/18/2023	53.8	45.7	44.8	0.02%
CBA D&A Pope, LLC dba Christian Brothers Automotive	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/14/2018	144.9	45.6	45.9	0.02%
Chickamauga Properties, Inc. and MSW Enterprises, LLP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/19/2022	59.8	45.0	45.5	0.02%
LABH, Inc. t/a Ramada Ltd.	Accommodation	Term Loan	Prime plus 2.25%	9/27/2024	555.0	44.9	45.0	0.02%
B for Brunette	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/10/2023	53.4	44.9	41.1	0.02%
Delta Partners, LLC dba Delta Carwash	Repair and Maintenance	Term Loan	Prime plus 2.5%	4/5/2029	280.9	44.8	45.7	0.02%
Rudy & Louise Chavez dba Clyde's Auto and Furniture Upholstery	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/2/2035	50.1	44.7	46.6	0.02%
Stellar Environmental LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/18/2023	56.3	44.3	44.5	0.02%
Alyssa Corp dba Knights Inn	Accommodation	Term Loan	Prime plus 2.25%	9/30/2023	350.0	44.2	44.3	0.02%
Jatcoia, LLC dba Plato's Closet	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	8/15/2023	65.0	44.2	44.3	0.02%
MM and M Management Inc dba Pizza Artista	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/19/2025	46.3	44.0	37.4	0.02%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Morning Star Trucking LLC and Morning Star Equipment and Leasing LLC	Truck Transportation	Term Loan	Prime plus 2.75%	7/17/2023	53.8	43.8	39.9	0.02%
Sound Coaching Inc	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	4/14/2025	44.4	42.5	35.3	0.02%
Jaymie Hazard dba Indigo Hair Studio and Day Spa	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/20/2040	42.9	42.4	40.7	0.02%
Thomas P. Scoville dba Scoville Plumbing & Heating, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/16/2021	62.5	41.6	42.2	0.02%
Stephen Frank, Patricia Frank and Suds Express LLC dba Frank Chiropra	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/25/2023	63.0	41.0	41.7	0.02%
Lavertue Properties LLP dba Lavertue Properties	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/29/2036	44.8	40.9	42.8	0.02%
Equity National Capital LLC & Chadbourne Road Capital, LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	9/26/2021	62.5	40.8	40.8	0.02%
Excel RP, Inc./Kevin and Joann Foley	Machinery Manufacturing	Term Loan	Prime plus 2.75%	7/8/2028	50.0	40.1	41.2	0.02%
Peanut Butter & Co., Inc. d/b/a Peanut Butter & Co.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/3/2021	65.5	39.8	40.0	0.02%
Financial Network Recovery	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/26/2025	40.0	39.3	33.1	0.02%
Jojan, Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.25%	12/18/2031	204.8	39.2	39.4	0.02%
All American Printing	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	10/26/2032	69.8	39.0	40.6	0.02%
Play and Stay LLC dba Zoom Room Tinton Falls	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/18/2024	42.1	38.8	32.2	0.02%
K9 Bytes, Inc & Epazz, Inc dba K9 Bytes, Inc	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	10/26/2021	58.8	38.8	38.7	0.02%
Legacy Estate Planning Inc dba American Casket Enterprises	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/21/2024	42.0	38.8	32.2	0.02%
Valiev Ballet Academy, Inc	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	8/12/2036	91.5	38.8	40.4	0.02%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Kids in Motion of Springfield LLC dba The Little Gym of Springfield IL	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/18/2023	45.0	38.7	35.8	0.02%
Serious-Fun in Alpharetta, LLC dba The Little Gym of Alpharetta	Educational Services	Term Loan	Prime plus 2.75%	9/20/2023	46.3	38.6	35.9	0.02%
Scoville Plumbing & Heating Inc and Thomas P. Scoville	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/25/2022	50.0	38.3	38.7	0.02%
Alma J. and William R. Walton (EPC) and Almas Child Day Care Center	Social Assistance	Term Loan	Prime plus 2.75%	9/11/2038	39.5	37.9	39.0	0.02%
Lahoba,LLC dba Papa John's Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/30/2034	42.5	37.3	39.0	0.02%
Orange County Cleaning Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/27/2024	41.3	37.3	31.0	0.02%
Lodin Medical Imaging, LLC dba Watson Imaging Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/1/2020	66.4	37.3	37.7	0.02%
Janice B. McShan and The Metropolitan Day School, LLC	Social Assistance	Term Loan	Prime plus 2.75%	10/31/2023	42.8	36.9	36.8	0.02%
Aiello's Pizzeria LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/18/2024	42.8	36.5	34.2	0.02%
M & H Pine Straw, Inc.and Harris Maloy	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	7/10/2020	67.5	36.2	36.5	0.02%
ENI Inc. dba ENI Group, Inc	Other Information Services	Term Loan	Prime plus 2.75%	12/11/2025	36.0	36.0	31.8	0.02%
Capital Scrap Metal LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/18/2025	36.0	36.0	30.7	0.02%
KIND-ER-ZZ Inc dba Kidville	Educational Services	Term Loan	Prime plus 2.75%	6/15/2022	50.0	35.7	35.6	0.02%
Gulfport Academy Child Care and Learning Center, Inc. and Jennifer Sis	Social Assistance	Term Loan	Prime plus 2.75%	8/30/2023	43.3	35.6	35.1	0.02%
Babie Bunnie Enterprises Inc dba Triangle Mothercare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/28/2027	46.3	35.4	34.7	0.02%
Dave Kris, and MDK Ram Corp.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/5/2026	221.0	35.0	35.9	0.02%
Actknowledge,Inc dba Actknowledge	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/21/2021	57.3	34.7	35.1	0.02%
401 JJS, Corp and G. Randazzo's Trattoria Corporation	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/1/2040	52.8	34.3	35.0	0.02%
Andrene's LLC dba Andrene's Caribbean Soul Food Carry Out	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/23/2024	37.8	34.3	28.6	0.01%
CPN Motel, L.L.C. dba American Motor Lodge	Accommodation	Term Loan	Prime plus 2.25%	4/30/2024	379.0	34.0	34.1	0.02%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Smooth Grounds, Inc.	Food Services and Drinking Places	Term Loan	7.75%	10/11/2016	64.5	33.9	34.1	0.02%
Naseeb Corporation	Accommodation	Term Loan	Prime plus 2.25%	3/31/2024	402.5	33.1	33.1	0.02%
Harbor Ventilation Inc and Estes Investment, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2038	92.1	32.8	33.7	0.02%
Kino Oil of Texas, LLC dba Kino Oil	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/27/2020	60.0	32.6	32.9	0.02%
My Jewels, LLC dba The UPS Store #6712	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/7/2025	56.3	32.4	27.3	0.01%
Kinisi, Inc. dba The River North UPS Store	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/18/2024	41.3	32.2	31.2	0.02%
Center-Mark Car Wash, Ltd	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/18/2024	221.3	30.7	31.4	0.02%
Robert F. Schuler and Lori A. Schuler dba Bob’s Service Center	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/30/2035	34.0	30.5	31.8	0.02%
Dream Envy, Ltd. d/b/a Massage Envy	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/9/2018	88.0	30.4	30.7	0.02%
Deesha Corporation, Inc. dba Best Inn & Suites	Accommodation	Term Loan	Prime plus 2.25%	2/14/2025	250.0	30.0	30.1	0.01%
Twietmeyer Dentistry PA	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/30/2017	148.9	29.0	29.2	0.01%
CMA Consulting dba Construction Management Associates	Construction of Buildings	Term Loan	Prime plus 2.75%	12/11/2019	58.5	28.6	28.7	0.01%
North Atlanta RV Rentals LLC	Rental and Leasing Services	Term Loan	Prime plus 2.75%	6/29/2025	144.3	28.2	23.5	0.01%
Little People’s Village, LLC dba Little People’s Village	Social Assistance	Term Loan	Prime plus 2.75%	1/31/2036	31.1	28.0	29.2	0.01%
Maruti, Inc	Accommodation	Term Loan	Prime plus 2.25%	11/25/2024	220.0	27.9	28.0	0.01%
A & A Acquisition, Inc. dba A & A International	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	2/15/2018	100.0	26.8	27.0	0.01%
ActKnowledge,Inc dba ActKnowledge	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/30/2020	50.0	26.5	26.9	0.01%
Planet Verte, LLC dba Audio Unlimited of Oceanside	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/28/2019	57.0	26.5	26.6	0.01%
Seven Stars Enterprises, Inc. dba Atlanta Bread Company	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2018	86.3	26.4	26.6	0.01%
K & D Family and Associates, Inc. dba Philly Pretzel Factory	Food and Beverage Stores	Term Loan	Prime plus 2.75%	8/5/2018	81.3	26.3	26.5	0.01%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
39581 Garfield, LLC and Tricounty Neurological Associates, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2036	28.5	25.9	26.9	0.01%
Craig R Freehauf d/b/a Lincoln Theatre	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	5/31/2022	47.9	25.3	25.7	0.01%
Shree OM Lodging, LLC dba Royal Inn	Accommodation	Term Loan	Prime plus 2.75%	12/17/2035	27.7	24.9	25.9	0.01%
Lincoln Park Physical Therapy	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/20/2020	43.5	24.4	24.7	0.01%
Aldine Funeral Chapel, LLC dba Aldine Funeral Chapel	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/8/2038	73.8	24.0	24.9	0.01%
Parties By Pat, Inc. and Jose M. Martinez Jr.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/11/2017	93.1	22.8	23.0	0.01%
B & J Manufacturing Corporation and Benson Realty Trust	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2%	3/30/2021	250.0	22.6	22.4	0.01%
Gain Laxmi, Inc. dba Super 8 Motel	Accommodation	Term Loan	Prime plus 2.25%	5/31/2023	202.5	22.5	22.5	0.01%
RDT Enterprises, L.L.C.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/12/2025	22.5	22.5	20.9	0.01%
Medeiros Holdings Inc dba Outdoor Lighting Perspectives of the Triad	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	11/25/2025	22.5	22.5	19.0	0.01%
AGR Foodmart Inc dba Nashua Road Mobil	Gasoline Stations	Term Loan	Prime plus 2.75%	12/11/2025	22.5	22.5	21.1	0.01%
DC Enterprises Ltd. dba Lakeview True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/14/2025	22.5	22.5	21.2	0.01%
ADMO Inc dba Mid States Equipment	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	10/8/2025	22.5	22.4	19.3	0.01%
Insurance Fire & Water Restorations, LLC	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	10/23/2025	22.5	22.4	21.0	0.01%
New Hampshire Precision Metal Fabricators, Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/23/2025	22.5	22.4	22.3	0.01%
Bisson Transportation Inc dba I & R Associates and Document Secutiry	Truck Transportation	Term Loan	Prime plus 2.75%	10/30/2025	22.5	22.4	20.8	0.01%
Binky's Vapes LLC	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/30/2025	22.5	22.2	18.7	0.01%
Planet Verte,LLC d/b/a Audio Unlimited	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/20/2020	40.0	22.0	22.0	0.01%
575 Columbus Avenue Holding Company, LLC and LA-ZE LLC dba EST EST EST	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/30/2039	22.5	22.0	22.3	0.01%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Smart Artists Inc.	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	7/23/2025	22.5	21.9	18.5	0.01%
Delray Scrap Recycling LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	8/31/2025	22.5	21.8	18.4	0.01%
Square Deal Siding Company,LLC dba Square Deal Siding Company	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/18/2025	22.5	21.8	21.7	0.01%
Evinger PA One, Inc. dba Postal Annex, Falcon	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/24/2025	22.5	21.8	19.3	0.01%
E & G Enterprises LLC dba Comfort Keepers	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/26/2025	22.5	21.8	18.2	0.01%
Members Only Software	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/30/2020	40.3	21.8	21.9	0.01%
RJI Services, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/23/2025	22.5	21.6	18.0	0.01%
KenBro Enterprises LLC dba Hearing Aids by Zounds-Cherry Hill	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	10/18/2023	25.8	21.5	20.9	0.01%
Giacchino Maritime Consultants Inc	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/17/2025	22.5	21.5	17.9	0.01%
Ragazza Restaurant Group, Inc. dba Bambolina	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/21/2025	22.5	21.5	18.8	0.01%
Diamond Solutions LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	4/21/2025	22.5	21.5	17.9	0.01%
Gurtej Singh and Ranjit Kaur dba Food Fair Market	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/18/2025	22.5	21.4	17.8	0.01%
Zero-In Media Inc	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	3/25/2025	22.5	21.4	17.8	0.01%
Pen Tex Inc dba The UPS Store	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/20/2025	22.0	21.2	17.6	0.01%
Trading Group 3, Inc.	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	11/26/2024	22.5	20.8	17.3	0.01%
J.R. Wheeler Corporation dba Structurz Exhibits and Graphics	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/24/2025	21.0	20.7	20.7	0.01%
Auto Shine Carwash Inc and AKM R. Hossain and Jessica F. Masud	Gasoline Stations	Term Loan	Prime plus 2.75%	9/26/2024	22.5	20.5	17.8	0.01%
Jatcoia 60056, LLC dba Style Encore	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	3/31/2025	22.3	20.4	19.1	0.01%
H.H. Leonards Trust and Potomac Fund LLC and The 2020 O Street Corporation	Accommodation	Term Loan	Prime plus 2.75%	7/23/2020	62.0	20.3	20.5	0.01%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
TJU-DGT Inc dba The Lorenz Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/26/2029	20.6	20.2	20.0	0.01%
L&S Insurance & Financial Services Inc	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/25/2024	22.5	20.2	17.1	0.01%
Complete Body & Paint, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/23/2039	20.8	20.2	20.7	0.01%
Any Garment Cleaner-East Brunswick, Inc dba Any Garment Cleaner	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/18/2020	42.5	20.2	20.4	0.01%
Sujata Inc dba Stop N Save Food Mart and Dhruvesh Patel	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/3/2024	22.5	20.0	18.7	0.01%
Pocono Coated Products, LLC	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/30/2024	22.5	19.9	19.5	0.01%
Palmabak Inc dba Mami Nora's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/22/2025	21.5	19.7	19.5	0.01%
Diag, LLC dba Kidville	Educational Services	Term Loan	Prime plus 2.75%	6/21/2020	37.5	19.4	19.5	0.01%
One Hour Jewelry Repair Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/14/2024	20.6	18.9	15.7	0.01%
MCF Forte LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/29/2025	18.8	18.8	16.0	0.01%
Carolina Beefs, LLC dba Beef O'Brady's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/13/2025	19.5	18.6	15.5	0.01%
Icore Enterprises Inc dba Air Flow Filters Inc	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	1/15/2024	21.8	18.6	18.7	0.01%
Caribbean Concepts, Inc. dba Quick Bleach	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/12/2023	22.5	18.6	17.3	0.01%
M and C Renovations Inc	Construction of Buildings	Term Loan	Prime plus 2.75%	10/31/2024	20.3	18.6	15.5	0.01%
Tammy's Bakery, Inc. dba Tammy's Bakery	Food Manufacturing	Term Loan	Prime plus 2.75%	12/10/2017	71.8	18.5	18.6	0.01%
Min Hui Lin	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/30/2028	134.3	18.5	19.1	0.01%
Major Queens Body & Fender Corp	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/10/2021	28.6	18.2	18.5	0.01%
Shuttle Car Wash, Inc. dba Shuttle Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.25%	11/10/2028	109.8	18.2	18.2	0.01%
Gray Tree Service, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/18/2018	50.0	18.2	18.3	0.01%
Hattingh Incorporated dba Prosthetic Care Facility	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2025	18.0	18.0	16.0	0.01%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Hurshell Leon Dutton dba High Jump Party Rentals	Rental and Leasing Services	Term Loan	Prime plus 2.75%	11/30/2025	17.6	17.6	17.1	0.01%
Boilermaker Industries LLC dba PostNet	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/9/2024	18.8	17.5	16.1	0.01%
The Amendments Group LLC dba Brightstar	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/17/2022	22.5	17.2	17.4	0.01%
EGM Food Services Inc dba Gold Star Chili	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2024	19.2	17.0	15.9	0.01%
Hi-Def Imaging, Inc. dba SpeedPro Imaging	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/9/2022	22.2	16.8	16.5	0.01%
Tracey Vita-Morris dba Tracey Vita's School of Dance	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	5/10/2022	22.5	16.1	16.0	0.01%
St Judes Physical Therapy P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/19/2022	21.0	15.9	16.1	0.01%
Tri-State Remodeling & Investments, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/11/2025	15.9	15.9	15.2	0.01%
Panditos LLC dba White Lotus Home	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/28/2025	15.9	15.9	13.4	0.01%
Opes Campitor Corporation dba Frux Documents	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/20/2025	16.5	15.9	13.5	0.01%
JSIL LLC dba Blackstones Hairdressing	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/16/2023	19.5	15.8	14.9	0.01%
Nancy Carapelluci & A & M Seasonal Corner Inc.	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/1/2025	106.9	15.8	16.2	0.01%
TOL LLC dba Wild Birds Unlimited	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	12/13/2023	18.0	15.8	15.0	0.01%
Vanderhoof LLC dba Soxfords	Apparel Manufacturing	Term Loan	Prime plus 2.75%	9/18/2025	15.9	15.7	13.2	0.01%
Vallmar Studios, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/21/2025	15.8	15.6	13.1	0.01%
Frozen Treats of Hollywood FL, LLC dba Sub Zero Ice Cream	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/22/2025	15.8	15.6	13.8	0.01%
Chitalian Fratelli LLC dba Francesca Brick Oven Pizza and Pasta	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/5/2025	16.1	15.5	12.9	0.01%
Myclean Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/29/2025	15.9	15.4	12.8	0.01%
Kings Laundry,LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/30/2017	64.5	15.3	15.4	0.01%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Balthazar Management Virgin Islands, LLC dba The Beach Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/22/2025	15.8	15.3	15.2	0.01%
Karis, Inc.	Accommodation	Term Loan	Prime plus 2%	12/22/2023	148.8	15.0	14.9	0.01%
Michael S. Decker & Janet Decker dba The Hen House Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/30/2036	16.4	15.0	15.6	0.01%
Bradley Stinson and Associates Inc	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	11/19/2025	15.0	15.0	12.6	0.01%
Elite Institute LLC dba Huntington Learning Center	Educational Services	Term Loan	Prime plus 2.75%	8/28/2025	15.0	14.9	12.6	0.01%
Zouk, Ltd. dba Palma	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/25/2020	27.5	14.7	14.9	0.01%
Graphish Studio, Inc. and Scott Fishoff	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/14/2022	20.3	14.6	14.6	0.01%
Jay Kevin Gremillion dba Dino Smiles Children's Cosmetic Dentistry	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/18/2025	73.0	14.6	14.6	0.01%
28 Cornelia Street Properties, LLC and Zouk, Ltd.dba Palma	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/25/2021	22.5	14.6	14.8	0.01%
Vision Network Solutions, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/12/2022	19.5	14.5	14.1	0.01%
PM Cassidy Enterprises, Inc. dba Junk King	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/19/2025	14.9	14.4	12.0	0.01%
Orchid Enterprises Inc dba Assisting Hands of Sussex County	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/24/2025	15.0	14.3	12.0	0.01%
Windsor Direct Distribution LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	10/26/2025	14.3	14.2	11.9	0.01%
Atlas Mountain Construction LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	1/28/2024	16.5	14.1	14.2	0.01%
Michael S. Korfe dba North Valley Auto Repair	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/24/2036	15.5	14.0	14.6	0.01%
Burks & Sons Development LLC dba Tropical Smoothie Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/22/2018	49.8	13.9	14.0	0.01%
Laura L. Smith dba Lisa Smith Studio	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/3/2024	15.0	13.8	11.4	0.01%
Insurance Problem Solvers LLC	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	5/20/2023	17.1	13.7	13.3	0.01%
Gator Communications Group, LLC dba Harvard Printing Group	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/27/2023	17.3	13.7	13.6	0.01%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Duttakrupa, LLC dba Birmingham Motor Court	Accommodation	Term Loan	Prime plus 2.25%	9/8/2023	98.8	13.6	13.6	0.01%
Maynard Enterprises Inc dba Fastsigns of Texarkana	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/18/2023	16.1	13.5	12.6	0.01%
Daniel W. Stark dba Mountain Valley Lodge and RV Park	Accommodation	Term Loan	Prime plus 2.75%	9/25/2040	13.5	13.5	13.7	0.01%
Willington Hills Equestrian Center LLC	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	10/19/2022	85.0	13.2	13.5	0.01%
Atlanta Vascular Research Organization, Inc dba Atlanta Vascular Found	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/6/2020	24.3	13.2	13.4	0.01%
AcuCall LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/21/2023	15.8	13.1	12.0	0.01%
Nicor LLC dba Fibrenew Sacramento	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/5/2022	13.8	13.1	10.9	0.01%
John B. Houston Funeral Home, Inc. dba George E. Cushnie Funeral Home	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/19/2028	78.8	13.0	13.4	0.01%
Clean Brothers Company Inc dba ServPro of North Washington County	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/21/2022	17.0	12.8	12.6	0.01%
1911 East Main Street Holdings, Corp	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2032	15.8	12.8	13.3	0.01%
WeaverVentures, Inc dba The UPS Store	Postal Service	Term Loan	Prime plus 2.75%	7/28/2020	23.8	12.8	12.9	0.01%
Pegasus Automotive, Inc.	Gasoline Stations	Term Loan	Prime plus 2.75%	12/23/2022	112.5	12.4	12.7	0.01%
S.Drake LLC dba Express Employment Professionals of Ann Arbor, Michigan	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/31/2023	18.8	12.3	11.4	0.01%
Blue Ox Trucking Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	12/4/2025	12.3	12.3	12.3	0.01%
Lefont Theaters Inc.	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/19/2023	14.4	12.2	11.7	0.01%
McCallister Venture Group, LLC and Maw's Vittles, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/30/2029	75.0	12.2	12.6	0.01%
DeRidder Chiropractic LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/25/2024	13.2	12.2	11.9	0.01%
AJK Enterprise LLC dba AJK Enterprise LLC	Truck Transportation	Term Loan	Prime plus 2.75%	8/27/2022	16.5	12.2	12.2	0.01%
P. Agrino, Inc. dba Andover Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/18/2021	150.0	12.0	12.2	0.01%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Nelson Financial Services LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/24/2025	12.5	11.7	9.8	—%
North Country Transport, LLC	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	2/6/2023	15.0	11.7	11.8	0.01%
Abbondanza Market LLC dba Hampton Falls Village Market	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/18/2025	73.8	11.7	11.7	0.01%
Indoor Playgrounds Limited Liability Company dba Kidville	Educational Services	Term Loan	Prime plus 2.75%	4/5/2022	19.5	11.5	11.6	0.01%
Loriet LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/24/2025	12.0	11.4	9.5	—%
Diamond Memorials Incorporated	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/25/2023	14.3	11.3	10.3	0.01%
DWeb Studio, Inc.	Educational Services	Term Loan	Prime plus 2.75%	11/25/2025	11.3	11.3	9.5	—%
CJ Park Inc. dba Kidville Midtown West	Educational Services	Term Loan	Prime plus 2.75%	6/25/2020	26.4	11.1	11.2	0.01%
Play and Learn Child Care and School Inc	Social Assistance	Term Loan	Prime plus 2.75%	11/23/2025	11.1	11.1	11.1	0.01%
Margab, Inc. dba Smoothie King	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/28/2017	44.0	11.0	11.1	0.01%
Mala Iyer, MD dba Child and Family Wellness Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/11/2017	50.0	11.0	11.0	0.01%
Learning Skills LLC and Christopher Shrope	Educational Services	Term Loan	Prime plus 2.75%	12/17/2025	10.8	10.8	9.1	—%
Georgia Safe Sidewalks LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/27/2022	15.0	10.8	10.7	0.01%
Luigi's on Main LLC and Luigi's Main Street Pizza Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/4/2025	11.3	10.7	10.6	0.01%
Kino Oil of Texas LLC dba Kino Company and B&D Oil	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/27/2035	12.0	10.5	10.9	0.01%
Chong Hun Im dba Kim's Market	Food and Beverage Stores	Term Loan	Prime plus 2.5%	2/27/2024	80.0	10.5	10.6	0.01%
M. Krishna, Inc. dba Super 8 Motel	Accommodation	Term Loan	Prime plus 2%	3/20/2025	250.0	10.3	10.2	0.01%
Demand Printing Solutions, Inc. and MLM Enterprises, LLC d/b/a Demand Printing Solutions	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/27/2021	16.5	10.3	10.4	0.01%
K9 Bytes, Inc & Epazz, Inc	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	9/30/2020	18.5	10.2	10.2	0.01%
Prestigious LifeCare for Seniors LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/25/2025	9.8	9.7	8.8	—%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Dirk's Trucking, L.L.C. dba Dirk's Trucking	Truck Transportation	Term Loan	Prime plus 2.75%	9/17/2020	17.7	9.7	9.7	—%
Taste of Inverness, Inc. dba China Garden	Food Services and Drinking Places	Term Loan	Prime plus 2%	6/29/2025	73.8	9.6	9.5	—%
Jennifer T Campbell	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/31/2025	9.8	9.5	8.0	—%
Pedzik's Pets, LLC	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	3/31/2030	53.5	9.4	9.8	—%
Head To Toe Personalized Pampering, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/27/2031	52.0	9.4	9.7	—%
Daniel W and Erin H Gordon and Silver Lining Stables CT, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/24/2023	11.3	9.2	9.2	—%
Capitol Compliance Associates Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/30/2025	15.9	9.0	7.5	—%
It's A Buffalo	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/26/2016	219.8	8.9	9.0	—%
Oz B. Zamir dba Zamir Marble & Granite	Specialty Trade Contractors	Term Loan	Prime plus 2.5%	8/6/2028	54.0	8.7	8.8	—%
Villela CPA PL	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/27/2025	9.0	8.7	7.5	—%
MiJoy Inc dba Imo's Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/18/2025	8.3	8.1	6.9	—%
Higher Grounds Community Coffeehouse, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/2/2025	8.3	8.1	7.1	—%
Kelly Chon LLC dba Shi-Golf	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	7/29/2021	17.5	8.1	8.2	—%
Joey O's LLC and Jennifer Olszewski	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/7/2024	13.1	8.0	6.7	—%
Aaron Delgado and Associates Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/22/2025	8.2	8.0	6.7	—%
XCESSIVE THROTTLE, INC dba Jake's Roadhouse	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2025	8.3	7.9	6.6	—%
Randall D. & Patricia D. Casaburi dba Pat's Pizzazz	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	3/13/2023	68.8	7.9	8.1	—%
The Conibear Corporation and Conibear Trucking, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	12/5/2024	12.0	7.9	7.4	—%
RAB Services, Inc. & Professional Floor Installations	Specialty Trade Contractors	Term Loan	Prime plus 2.5%	1/31/2023	62.5	7.9	7.9	—%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
JRJG, Inc. dba BrightStar HealthCare-Naperville/Oak Brook	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/23/2020	15.0	7.7	7.7	—%
RDJ Maayaa Inc dba RDJ Distributors	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/23/2024	8.7	7.6	7.0	—%
Jung Design Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/20/2022	8.4	7.6	6.3	—%
Cares, Inc dba Dumpling Grounds Day Care Center	Social Assistance	Term Loan	Prime plus 2.75%	12/10/2025	7.5	7.5	7.3	—%
Caring Hands Pediatrics,P.C. dba Caring Hands Pediatrics	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/9/2020	14.5	7.4	7.5	—%
A-1 Quality Services Corporation	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/29/2023	8.9	7.4	6.7	—%
D&L Rescources, Inc. dba The UPS Store	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	11/27/2022	9.8	7.4	7.2	—%
RJS Service Corporation	Gasoline Stations	Term Loan	Prime plus 2.75%	8/20/2021	79.0	7.3	7.4	—%
Stillwell Ave Prep School	Social Assistance	Term Loan	Prime plus 2.75%	1/14/2023	72.0	7.2	7.3	—%
Envy Salon & Spa LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/4/2018	20.3	7.2	7.2	—%
Howell Gun Works LLC	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	11/14/2023	8.3	7.1	6.4	—%
ATC Fitness, LLC dba Around the Clock Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2022	10.2	7.1	7.1	—%
Gilbert Chiropractic Clinic, Inc.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/7/2018	22.5	6.9	7.0	—%
RCB Enterprises, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/18/2017	21.2	6.6	6.6	—%
ATC Fitness LLC dba Around the Clock Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2019	15.0	6.3	6.3	—%
Five Corners, Ltd.	Gasoline Stations	Term Loan	Prime plus 2.75%	12/11/2019	85.0	6.1	6.2	—%
Tanner Optical, Inc. dba Murphy Eye Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/27/2022	8.3	5.8	5.9	—%
Food & Beverage Associates Of N.J. Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/11/2021	10.0	5.6	5.7	—%
Track Side Collision & Tire, Inc.	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/16/2025	44.8	5.2	5.4	—%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
OrthoQuest, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2%	3/12/2022	56.8	5.1	5.1	—%
Demand Printing Solutions, Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	12/12/2019	10.0	4.7	4.8	—%
Bhailal Patel dba New Falls Motel	Accommodation	Term Loan	Prime plus 2.75%	3/27/2023	100.0	4.6	4.7	—%
Maria C. Sathre and David N. Sathre dba Black Forest Liquor Store	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/28/2017	18.6	4.5	4.5	—%
Gourmet to You, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2019	12.1	4.5	4.5	—%
David A. Nusblatt, D.M.D, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/11/2019	9.0	4.3	4.3	—%
South Dade Restoration Corp. dba Servpro of Kendall/Pinecrest	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/10/2016	61.8	4.0	4.0	—%
ValleyStar, Inc. dba BrightStar Healthcare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2020	7.5	4.0	4.0	—%
Moonlight Multi Media Production, Inc.	Other Information Services	Term Loan	5.3%	2/1/2025	19.7	3.9	4.0	—%
Patrageous Enterprises, LLC dba Incredibly Edible Delites of Laurel	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/29/2020	7.6	3.7	3.7	—%
DDLK Investments LLC d/b/a Smoothie King	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/30/2020	7.5	3.6	3.6	—%
Christopher F. Bohon & Pamela D. Bohon	Social Assistance	Term Loan	Prime plus 2.75%	10/28/2026	14.2	3.5	3.6	—%
Enewhere Custom Canvas, LLC	Textile Product Mills	Term Loan	Prime plus 2.75%	2/15/2018	12.0	3.4	3.4	—%
Quality Engraving Services Inc. and Ian M. Schnaitman	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	10/17/2017	15.0	3.3	3.3	—%
ValleyStar, Inc. dba BrightStar HealthCare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2020	0.6	3.2	3.2	—%
Cocoa Beach Parasail Corp. dba Cocoa Beach Parasail	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/26/2020	6.3	3.2	3.2	—%
Kyoshi Enterprises, LLC	Educational Services	Term Loan	Prime plus 2.75%	12/29/2016	22.5	3.1	3.1	—%
Champion Pest Control Systems, Inc.	Administrative and Support Services	Term Loan	6%	1/15/2016	39.0	3.0	—	—%
Grapevine Professional Services, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/22/2019	8.2	2.9	2.9	—%
Louis B. Smith dba LAQ Funeral Coach	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/15/2017	12.6	2.8	2.8	—%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Spain Street LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/29/2017	63.0	2.8	2.8	—%
Computer Renaissance dba Dante IT Services, Inc.	Electronics and Appliance Stores	Term Loan	Prime plus 3.75%	3/1/2018	100.0	2.7	2.8	—%
Ralph Werner dba Werner Transmissions	Gasoline Stations	Term Loan	Prime plus 2.75%	12/29/2021	26.6	2.7	2.8	—%
Flourishing Fruits, LLC dba Edible Arrangements	Food Manufacturing	Term Loan	Prime plus 2.75%	12/29/2017	21.1	2.7	2.7	—%
Saan M.Saelee dba Saelee's Delivery Service	Truck Transportation	Term Loan	Prime plus 2.75%	3/12/2018	9.8	2.7	2.7	—%
Daniel S. Fitzpatrick dba Danny's Mobile Appearance Reconditioning Service	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/29/2018	9.4	2.6	2.7	—%
Flint Batteries, LLC	General Merchandise Stores	Term Loan	Prime plus 2.75%	7/21/2016	46.9	2.4	2.4	—%
Danjam Enterprises, LLC dba Ariel Dental Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/30/2021	3.8	2.3	2.4	—%
L.C.N. Investments, L.L.C. dba Max Muscle Sports Nutrition	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	5/27/2017	12.8	2.1	2.2	—%
Inflate World Corporation	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/30/2018	7.5	2.0	2.0	—%
Seo's Paradise Cleaners, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/19/2018	9.8	1.9	2.0	—%
Timothy S. Strange dba Strange's Mobile Apperance Reconditioning Service	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/17/2017	8.4	1.6	1.7	—%
Golden Elevator Co., Inc.	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	1/31/2022	50.0	1.6	1.7	—%
Flint Batteries LLC dba Batteries Plus of Flint	General Merchandise Stores	Term Loan	Prime plus 2.75%	8/29/2017	9.0	1.5	1.6	—%
MJ Mortgage & Tax Services, Inc.	Credit Intermediation and Related Activities	Term Loan	Prime plus 2.75%	11/14/2017	6.9	1.5	1.5	—%
CCIPTA, LLC	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	1/17/2017	47.0	1.5	1.5	—%
Nora A. Palma and Julio O Villcas	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/27/2017	56.3	1.4	1.5	—%
Delyannis Iron Works	Fabricated Metal Product Manufacturing	Term Loan	6%	12/8/2022	16.0	1.4	1.5	—%
Zeroln Media LLC	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	4/25/2017	7.5	1.4	1.4	—%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Nelson Financial Services, LLC	Scenic and Sightseeing Transportation	Term Loan	Prime plus 2.75%	9/2/2016	57.0	1.3	1.3	—%
Pro Levin Yoga, Incorporated d.b.a. Bikram's Yoga College of India Sug	Educational Services	Term Loan	Prime plus 2.75%	5/12/2016	16.4	0.9	0.9	—%
No Thirst Software LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/26/2017	6.8	0.9	0.9	—%
New Economic Methods LLC dba Rita's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2020	24.8	0.9	0.9	—%
Saul A. Ramirez and Norma L. Trujillo	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/31/2017	6.0	0.9	0.9	—%
Eric R. Wise, D.C. dba Jamacha-Chase Chiropractic	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/30/2017	15.6	0.6	0.6	—%
Contractors Pumping Service, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/3/2016	9.9	0.4	0.4	—%
Tesserah Tile Design, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2016	7.1	0.4	0.4	—%
Healthcare Interventions, Inc. dba Brightstar HealthCare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/15/2016	8.3	0.4	0.4	—%
Maynard Enterprises, Inc.	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	3/22/2016	22.5	0.3	0.4	—%
Vincent Allen Fleece dba Living Well Accessories and Water Camel	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/1/2016	3.8	0.3	0.3	—%
Spencer Fitness, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/11/2016	6.0	—	—	—%
Chez Rurene Bakery	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/20/2017	150.0	31.6	45.2	0.02%
Total Performing SBA Unguaranteed Investments					$181,518.3	$155,980.4	$152,157.7	74.61%

Non-Performing SBA Unguaranteed Investments (3)
* 214 North Franklin, LLC and Winter Ventures, Inc.	Nonstore Retailers	Term Loan	Prime plus 2.75%	11/29/2037	$146.0	$146.1	$136.9	0.07%
* A + Quality Home Health Care, Inc.	Ambulatory Health Care Services	Term Loan	6%	8/1/2016	1.3	1.3	1.2	—%
* Almeria Marketing 1, Inc.	Personal and Laundry Services	Term Loan	7.75%	10/15/2015	4.7	4.7	0.7	—%
* AUM Estates, LLC and Sculpted Figures Plastic Surgery Inc.	Ambulatory Health Care Services	Term Loan	6%	3/14/2038	305.3	305.7	136.2	0.07%
Auto Sales, Inc.	Motor Vehicle and Parts Dealers	Term Loan	6%	8/17/2023	4.3	4.3	3.8	—%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
* AWA Fabrication & Construction, L.L.C.	Fabricated Metal Product Manufacturing	Term Loan	6%	4/30/2025	34.7	34.8	24.5	0.01%
* Baker Sales, Inc. d/b/a Baker Sales, Inc.	Nonstore Retailers	Term Loan	6%	3/29/2036	181.5	182.0	99.9	0.05%
* Barnum Printing & Publishing, Co.	Printing and Related Support Activities	Term Loan	6%	7/29/2015	9.8	9.8	8.2	—%
* BCD Enterprises, LLC dba Progressive Tool and Nutmeg Tool	Fabricated Metal Product Manufacturing	Term Loan	6%	6/22/2026	290.3	290.9	—	—%
* Bwms Management, LLC	Food Services and Drinking Places	Term Loan	6%	7/7/2027	75.2	75.4	23.2	0.01%
* DC Realty, LLC dba FOGO Data Centers	Professional, Scientific, and Technical Services	Term Loan	6%	3/23/2037	697.8	699.5	563.2	0.28%
* DC Realty, LLC dba FOGO Data Centers	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/23/2022	206.1	206.6	182.4	0.09%
* Dill Street Bar and Grill Inc and WO Entertainment, Inc	Food Services and Drinking Places	Term Loan	6%	9/27/2027	104.4	104.6	23.6	0.01%
Dixie Transport, Inc. & Johnny D. Brown & Jimmy Brown & Maudain Brown	Support Activities for Transportation	Term Loan	5.25%	12/28/2035	140.8	141.0	78.1	0.04%
* DocMagnet Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/23/2025	16.3	16.3	—	—%
* Dr. Francis E. Anders, DVM	Professional, Scientific, and Technical Services	Term Loan	6%	8/9/2015	1.6	1.6	1.6	—%
* E & I Holdings, LP & PA Farm Products, LLC	Food Manufacturing	Term Loan	6%	4/30/2030	1,234.0	1,237.1	487.3	0.24%
E.W. Ventures, Inc. dba Swift Cleaners & Laundry	Personal and Laundry Services	Term Loan	0%	4/18/2017	91.0	91.2	1.3	—%
* Elite Treats Enterprises, Inc. dba Rochelle Dairy Queen	Food Services and Drinking Places	Term Loan	6%	1/24/2032	131.2	131.5	95.9	0.05%
* Europlast Ltd	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/26/2022	327.6	328.5	314.5	0.15%
* Europlast Ltd	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	5/31/2023	155.2	155.6	—	—%
* Event Mecca LLC	Other Information Services	Term Loan	6%	4/10/2023	13.2	13.2	4.8	—%
* EZ Towing, Inc.	Support Activities for Transportation	Term Loan	6%	1/31/2023	123.2	123.5	72.8	0.04%
* Goetzke Chiropractic, Inc.	Ambulatory Health Care Services	Term Loan	6%	10/25/2017	2.9	2.9	2.4	—%
* Gotta Dance Studio, Inc. dba Gotta Dance Studio Academy of Performing	Educational Services	Term Loan	Prime plus 2.75%	11/16/2016	3.6	3.6	0.5	—%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
* Grand Manor Realty, Inc. & Kevin LaRoe	Real Estate	Term Loan	6%	2/20/2023	18.9	19.0	18.2	0.01%
* Groundworks Unlimited LLC	Specialty Trade Contractors	Term Loan	6%	12/17/2023	89.4	89.5	77.9	0.04%
Guzman Group,LLC	Rental and Leasing Services	Term Loan	6%	1/30/2016	196.9	197.4	176.2	0.09%
* Harrelson Materials Management,Inc	Waste Management and Remediation Services	Term Loan	6%	6/24/2021	464.5	465.7	133.7	0.07%
* Hybrid Racing LLC.	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	5/15/2023	100.1	100.3	44.5	0.02%
* Integrity Sports Group, LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	6%	3/6/2018	14.7	14.7	12.6	0.01%
Island Nautical Enterprises, Inc. (OC) and Ingwall Holdings, LLC (EPC)	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	8/14/2038	325.2	326.1	282.0	0.14%
* J Olson Enterprises LLC and Olson Trucking Direct, Inc.	Truck Transportation	Term Loan	6%	6/28/2025	658.9	660.5	262.5	0.13%
* Jenny's Wunderland, Inc.	Social Assistance	Term Loan	6%	6/29/2036	149.7	150.1	73.6	0.04%
* Krishna of Orangeburg, Inc.	Accommodation	Term Loan	6%	2/20/2032	10.3	10.3	—	—%
* Lamson and Goodnow Manufacturing Co and Lamson and Goodnow LLC	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/28/2037	28.2	28.2	—	—%
* Las Torres Development LLC dba Houston Event Centers	Real Estate	Term Loan	6%	8/27/2028	51.0	51.0	—	—%
* LJ Parker, LLC	Administrative and Support Services	Term Loan	7%	9/8/2014	8.9	8.9	1.7	—%
* Lucil Chhor dba Baja Fresh #159	Food Services and Drinking Places	Term Loan	6%	12/28/2022	30.0	30.0	15.6	0.01%
* Milliken and Milliken, Inc. dba Milliken Wholesale Distribution	Merchant Wholesalers, Durable Goods	Term Loan	6%	6/10/2036	152.8	152.9	116.3	0.06%
* Mojo Brands Media, LLC	Broadcasting (except Internet)	Term Loan	6%	8/28/2023	731.9	733.7	421.1	0.21%
* Morris Glass and Construction	Specialty Trade Contractors	Term Loan	6%	3/7/2021	44.8	44.8	0.8	—%
* Our Two Daughters L.L.C. dba Washington's Restaurant	Food Services and Drinking Places	Term Loan	6%	6/18/2026	169.8	170.3	12.7	0.01%
* Parth Dev, Ltd dba Amerihost Inn Hotel-Kenton	Accommodation	Term Loan	5.25%	10/3/2028	38.3	38.3	20.4	0.01%
* Professional Systems, LLC and Professional Cleaning	Administrative and Support Services	Term Loan	6%	7/30/2020	132.0	132.1	54.5	0.03%
Pure Water Innovations, LLC	Ambulatory Health Care Services	Term Loan	6%	9/6/2016	0.2	0.2	0.2	—%
Robin C. & Charles E. Taylor & Brigantine Aquatic Center LLC	Amusement, Gambling, and Recreation Industries	Term Loan	6%	9/14/2023	16.4	16.4	13.6	0.01%
* Sheikh M Tariq dba Selbyville Foodrite	Gasoline Stations	Term Loan	6%	3/13/2023	21.2	21.2	—	—%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Shivsakti, LLC dba Knights Inn	Accommodation	Term Loan	Prime plus 2.75%	12/20/2032	74.5	74.7	73.1	0.04%
* Signs of Fortune, LLC dba FastSigns	Miscellaneous Manufacturing	Term Loan	Prime plus 2.5%	4/3/2023	321.0	321.8	83.3	0.04%
* STK Ventures Inc dba JP Dock Service & Supply	Specialty Trade Contractors	Term Loan	6%	5/9/2037	34.1	34.1	32.7	0.02%
Stokes Floor Covering Company Inc. and Robert E. Rainey, Jr.	Furniture and Home Furnishings Stores	Term Loan	6%	12/29/2035	111.6	111.8	88.1	0.04%
* Stormwise South Florida dba Stormwise Shutters	Specialty Trade Contractors	Term Loan	6%	11/7/2036	406.6	407.6	353.6	0.17%
* Stormwise South Florida dba Stormwise Shutters	Specialty Trade Contractors	Term Loan	6%	11/7/2036	201.1	201.6	—	—%
* Summit Treatment Services Inc	Social Assistance	Term Loan	Prime plus 2.75%	3/11/2025	21.8	21.8	—	—%
* Summit Treatment Services, Inc. dba Summit Treatment Services	Social Assistance	Term Loan	Prime plus 2.75%	11/30/2037	129.3	129.6	112.8	0.06%
* Sunmar, Inc. dba Creative Cooking	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/19/2035	47.1	47.2	43.3	0.02%
* Tequila Beaches, LLC dba Fresco Restaurant	Food Services and Drinking Places	Term Loan	6%	9/16/2021	15.8	15.8	12.0	0.01%
The Alba Financial Group, Inc.	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	6%	1/10/2019	6.5	6.5	1.6	—%
The Lucky Coyote, LLC	Miscellaneous Manufacturing	Term Loan	6%	5/8/2017	10.3	10.3	4.7	—%
* Top Class, Inc.	Personal and Laundry Services	Term Loan	6%	6/28/2016	1.3	1.3	0.1	—%
United Woodworking, Inc	Wood Product Manufacturing	Term Loan	6%	12/20/2022	12.5	12.5	10.5	0.01%
* Whirlwind Car Wash, Inc.	Repair and Maintenance	Term Loan	Prime plus 2%	8/26/2024	4.9	4.9	3.8	—%
* Winter Ventures Inc and 214 N Franklin LLC	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/29/2024	56.5	56.6	28.7	0.01%
* Winter Ventures Inc dba Qualitybargainbooks and Qualitybargainmall	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/23/2024	149.1	149.3	130.7	0.06%
* Winter Ventures Inc dba Qualitybargainbooks and Qualitybargainmall	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/3/2029	134.4	134.5	29.4	0.01%
* B&B Fitness and Barbell, Inc. dba Elevations Health Club	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/22/2035	217.8	218.1	200.0	0.10%
* Hamer Road Auto Salvage, LLC and Scott T. Cook and Nikki J. Cook	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	8/8/2039	185.7	186.2	178.3	0.09%
Capstone Pediatrics PLLC and Capstone Healthcare Consulting LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/15/2025	689.8	691.5	662.2	0.32%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
* Karykion, Corporation dba Karykion Corporation	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/28/2022	144.4	144.8	132.8	0.07%
* David M. Goens dba Superior Auto Paint & Body, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/26/2024	15.7	15.7	14.4	0.01%
* TechPlayZone, Inc.	Social Assistance	Term Loan	Prime plus 2.75%	1/27/2016	0.1	0.1	—	—%
Total Non-Performing SBA Unguaranteed Investments					$10,748.0	$10,771.6	$6,197.2	3.04%

Total SBA Unguaranteed Investments					$192,266.3	$166,752.0	$158,354.9	77.64%

Performing SBA Guaranteed Investments (4)
Jay Kevin Gremillion dba Dino Smiles Children's Cosmetic Dentistry	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/18/2025	292.0	43.9	48.5	0.02%
My Jewels, LLC dba The UPS Store #6712	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/7/2025	225.0	97.2	107.4	0.05%
Abbondanza Market LLC dba Hampton Falls Village Market	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/18/2025	295.0	34.9	38.7	0.02%
D&G Capital LLC dba Miami Grill 277	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2025	417.6	151.6	167.6	0.08%
Sambella Holdings, LLC and Strike Zone Entertainment Center LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/23/2040	4,758.0	1,638.3	1,806.2	0.89%
401 JJS, Corp and G. Randazzo's Trattoria Corporation	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/1/2040	211.0	102.9	115.4	0.06%
Total SBA Guaranteed Performing Investments					$6,198.6	$2,068.8	$2,283.8	1.12%

Total SBA Unguaranteed and Guaranteed Investments					$198,464.9	$168,820.8	$160,638.7	78.76%

Controlled Investments (5)
Advanced Cyber Security Systems, LLC (6), (15)	Data processing, hosting and related services.	50% Membership Interest	—%	—	—	—	—	—%
		Term Loan	3%	December 2014	1,120.0	381.0	—	—%
*Automated Merchant Services, Inc. (7), (15)	Data processing, hosting and related services.	100% Common Stock	—%	—	—	—	—	—%
CDS Business Services, Inc. (8) (15)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Common Stock	—%	—	—	4,428.0	925.0	0.45%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
		Line of Credit	Prime Plus 2.5%	August 2018	2,870.0	2,870.0	2,870.0	1.41%
CrystalTech Web Hosting, Inc. (11)	Data processing, hosting and related services.	100% Common Stock	—%	—	—	8,764.0	21,413.9	10.50%
Exponential Business Development Co. Inc. (15)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Common Stock	—%	—	—	—	—	—%
*Fortress Data Management, LLC (15)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	—	—	—%
Newtek Insurance Agency, LLC (12) (15)	Insurance Carriers and Related Activities	100% Membership Interests	—%	—	—	—	2,500.0	1.23%
PMTWorks Payroll, LLC (9)	Data processing, hosting and related services.	90% Membership Interests	—%	—	—	700.1	1,020.0	0.50%
		Term Loan	10%-12%	Various maturities through September 2016	935.0	935.0	—	—%
Secure CyberGateway Services, LLC (10), (15)	Data processing, hosting and related services.	66.7% Membership Interests	—%	—	—	—	—	—%
		Term Loan	7%	December 2016	2,400.0	1,200.0	1,196.4	0.59%
Small Business Lending, Inc. (13) (15)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Common Stock	—%	—	—	—	5,500.0	2.70%
*Summit Systems and Designs, LLC (14) (15)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	—	—	—%
Premier Payments LLC (11)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	16,503.0	16,503.0	8.09%
Universal Processing Services of Wisconsin, LLC (11) (15)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	—	52,448.1	25.72%
Total Controlled Investments					$7,325.0	$35,781.1	$104,376.4	51.18%

Non-control/Non-affiliate Investments
Titanium Asset Management LLC	Administrative and Support Services	Term Loan	3%	July 2017	$2,200.0	$1,847.4	$1,823.8	0.89%
		Warrants	—%	—	—	—	—	—%
					$2,200.0	$1,847.4	$1,823.8	0.89%

Investments in Money Market Funds					$—	$35.0	$35.0	0.02%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Total Investments					$207,989.9	$206,484.3	$266,873.9	130.85%

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
(2) Prime Rate is equal to 3.25% as of December 31, 2015.
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
(5) Controlled Investments are disclosed above as equity investments (except as otherwise noted) in those companies that are “Controlled Investments” of the Company as defined in the Investment Company Act of 1940. A company is deemed to be a “Controlled Investment” of Newtek Business Services Corp. if Newtek Business Services Corp. or its subsidiaries owns more than 25% of the voting securities of such company. See Note 6 in the accompanying notes to the consolidated financial statements for transactions during the year ended December 31, 2015 with affiliates the Company is deemed to control.
(6) 50% owned by Wilshire Holdings II, Inc. (a subsidiary of Newtek Business Services Corp.), 50% owned by non-affiliate. The term loan is past its original maturity date and currently in default. As such, the fair value of the investment is zero.
(7) 96.11% owned by Wilshire Partners, LLC (a subsidiary of Newtek Business Services Corp.), 3.89% owned by Newtek Business Services Corp.
(8) 28.20% owned by Wilshire New York Partners IV, LLC (a subsidiary of Newtek Business Services Corp.), 25.89% owned by Wilshire New York Partners V, LLC (a subsidiary of Newtek Business Services Corp.) and 45.91% owned by Newtek Business Services Corp.
(9) 25% owned by Wilshire New York Partners V, LLC (a subsidiary of Newtek Business Services Corp.), 65% owned by Wilshire Holdings II, Inc. (a subsidiary of Newtek Business Services Corp.), and 10% owned by non-affiliate.
(10) 66.7% owned by Wilshire Holdings II, Inc. (a subsidiary of Newtek Business Services Corp.), 33.3% owned by non-affiliate.
(11) 100% owned by Newtek Business Services Holdco1., Inc. (a subsidiary of Newtek Business Services Corp.).
(12) 100% owned by Wilshire Holdings II, Inc. (a subsidiary of Newtek Business Services Corp.).
(13) 100% owned by Wilshire Holdings I, Inc. (a subsidiary of Newtek Business Services Corp.).
(14) 100% owned by The Whitestone Group, LLC (a subsidiary of Wilshire Holdings I, Inc. and Wilshire Holdings II, Inc., both subsidiaries of Newtek Business Services Corp.).
(15) Zero cost basis is reflected as the portfolio company was organized by the Company and incurred internal legal costs to organize the entity and immaterial external filing fees which were expensed when incurred.
(16) All of the Company's investments are in entities which are organized under the Laws of the United States and have a principal place of business in the United States
(17) Under the Investment Company Act of 1940, as amended, the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. At December 31, 2015, 5.3% of total assets are non-qualifying assets.
As of December 31, 2015, the federal tax cost of investments was $200,004,000 resulting in estimated gross unrealized gains and losses of $81,538,000 and $14,669,000, respectively.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Performing SBA Unguaranteed Investments (1)
MLM Enterprises, LLC and Demand Printing Solutions Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/18/2024	70.5	70.5	63.3	0.04%
DC Real, LLC and DC Enterprises, LTD dba Lakeview True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/20/2039	119.4	93.9	94.0	0.06%
Legacy Estate Planning Inc. dba American Casket Enterprises	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/21/2024	42.0	42.0	33.5	0.02%
J&D Resources, LLC dba Aqua Science	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/21/2024	767.9	767.9	627.3	0.38%
Teamnewman Enterprises, LLC dba Newmans at 988	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/25/2039	148.8	148.8	138.5	0.08%
DeRidder Chiropractic, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/25/2024	13.2	13.2	12.5	0.01%
Stormrider Inc. dba Shirley's Stormrider, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	11/25/2024	150.0	150.0	119.5	0.07%
Modern Manhattan, LLC	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	11/25/2024	220.0	220.0	178.3	0.11%
Meridian Hotels, LLC dba Best Western Jonesboro	Accommodation	Term Loan	Prime plus 2.75%	11/25/2039	228.0	228.0	228.3	0.14%
Trading Group 3, Inc.	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	11/26/2024	22.5	22.5	17.9	0.01%
The Red Pill Management Inc. dba UFC Gym Matthews	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	11/26/2024	54.3	28.7	24.6	0.01%
Homegrown For Good, LLC	Apparel Manufacturing	Term Loan	Prime plus 2.75%	11/26/2024	230.0	230.0	202.1	0.12%
Kemmer, LLC and Apples Tree Top Liquors, LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/4/2039	138.4	138.4	125.1	0.08%
The Conibear Corporation and Conibear Trucking, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	12/5/2024	12.0	12.0	10.5	0.01%
All American Games, LLC and Sportslink - The Game, LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/10/2024	400.0	400.0	341.6	0.21%
B & W Towing, LLC and Boychucks Fuel, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/17/2039	164.5	164.5	151.3	0.09%
MM and M Management Inc. dba Pizza Artista	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/19/2025	46.3	46.3	37.8	0.02%
B.S. Ventures, LLC dba Dink's Market	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/19/2039	53.8	53.8	53.4	0.03%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Will Zac Management, LLC dba Papa John's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/19/2024	48.8	48.8	47.9	0.03%
The Jewelers Inc. dba The Jewelers of Las Vegas	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	12/19/2024	1,250.0	1,250.0	1,008.4	0.61%
Beale Street Blues Company-West Palm Beach, LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/22/2024	187.5	187.5	158.8	0.10%
401 JJS Corporation and G Randazzo's Trattoria Corporation	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/23/2039	473.5	378.8	379.2	0.23%
The Lodin Group, LLC and Lodin Health Imaging Inc.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/23/2039	530.3	530.3	472.9	0.28%
Thermoplastic Services Inc. and Paragon Plastic Sheet, Inc	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	12/23/2039	500.0	500.0	500.6	0.30%
Winter Ventures Inc. dba Qualitybargainbooks and Qualitybargainmall	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/23/2024	156.1	156.1	132.5	0.08%
Carolina Flicks Inc. dba The Howell Theater	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	12/23/2032	163.3	163.3	149.9	0.09%
Atlantis of Daytona. LLC and Ocean Club Sportswear Inc.	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	12/23/2039	240.0	240.0	240.3	0.14%
Bowlerama, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/24/2039	1,202.5	1,202.5	1,199.9	0.72%
Bear Creek Entertainment, LLC dba The Woods at Bear Creek	Accommodation	Term Loan	Prime plus 2.75%	12/30/2024	106.3	106.3	104.6	0.06%
Evans and Paul, LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/30/2024	223.8	223.8	207.6	0.12%
First Prevention and Dialysis Center, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/30/2024	238.3	78.1	76.9	0.05%
Grand Blanc Lanes, Inc. and H, H and H, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/31/2039	133.0	133.0	130.5	0.08%
FHJE Ventures, LLC and Eisenreich II Inc. dba Breakneck Tavern	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/31/2039	245.5	161.6	161.8	0.10%
JEJE Realty, LLC and La Familia Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/10/2039	205.8	205.8	191.9	0.12%
Joey O's, LLC and Jennifer Olszewski	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/7/2024	13.1	13.0	10.3	0.01%
Laura L. Smith dba Lisa Smith Studio	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/3/2024	15.0	14.9	11.9	0.01%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Frontier Bulk Solutions, LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	10/31/2024	1,250.0	1,242.3	1,043.3	0.63%
Heartland American Properties, LLC and Skaggs RV Outlet, LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/31/2039	479.0	478.3	459.3	0.28%
M and C Renovations Inc.	Construction of Buildings	Term Loan	Prime plus 2.75%	10/31/2024	20.3	20.1	16.2	0.01%
Golden Transaction Corporation dba Bleh Sunoco	Gasoline Stations	Term Loan	Prime plus 2.75%	10/30/2039	156.7	156.5	152.5	0.09%
Kantz, LLC and Kantz Auto, LLC dba Kantz's Hometown Auto	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/29/2039	68.1	68.0	65.0	0.04%
Seelan Inc. dba Candleridge Market	Gasoline Stations	Term Loan	Prime plus 2.75%	10/27/2039	90.5	90.4	84.0	0.05%
185 Summerfield Inc. and Valcon Contracting Corp.	Construction of Buildings	Term Loan	Prime plus 2.75%	10/24/2039	162.3	162.0	157.1	0.09%
Navdeep B Martins and Busy Bubbles, LLC dba Wishy Washy	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/24/2039	89.0	88.9	80.5	0.05%
3 F Management, LLC and ATC Port Charlotte, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/17/2024	131.3	130.4	110.9	0.07%
One Hour Jewelry Repair Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/14/2024	20.6	20.4	16.3	0.01%
Return to Excellence, Inc. dba The Waynesville Inn Golf & Spa	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/10/2039	1,250.0	1,249.0	1,250.5	0.75%
Capitol Waste and Recycling Services, LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	10/10/2024	257.8	256.2	220.3	0.13%
Sound Manufacturing Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/10/2024	187.5	186.5	157.1	0.09%
DNT Storage and Properties, LLC	Real Estate	Term Loan	Prime plus 2.75%	10/10/2039	101.8	101.6	99.2	0.06%
Boilermaker Industries, LLC dba PostNet	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/9/2024	18.8	18.8	16.8	0.01%
Doctors Express Management of Central Texas, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/8/2024	105.0	92.4	85.0	0.05%
Smith Spinal Care Center P.C. and James C. Smith	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/8/2039	60.0	59.9	57.2	0.03%
Michael Rey Jr. and Lynn J. Williams (EPC) and GIG Petcare	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/3/2039	126.9	126.4	122.2	0.07%
Sumad, LLC dba BrightStar Care of Encinitas	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/2/2024	92.5	92.5	90.1	0.05%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Route 130 SCPI Holdings LLC, (EPC) Route 130 SCPI Operations, LLC (OC)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2039	538.8	538.8	494.2	0.30%
Roccos, LLC and Sullo Pantalone Inc. dba Rocco's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2039	255.8	255.0	234.8	0.14%
Keller Holdings, LLC and David H Keller III and Carie C Keller	Scenic and Sightseeing Transportation	Term Loan	Prime plus 2.75%	9/30/2039	100.0	99.7	98.4	0.06%
The Woods at Bear Creek, LLC and Bear Creek Entertainment, LLC	Accommodation	Term Loan	Prime plus 2.75%	9/29/2039	513.3	512.5	513.0	0.31%
Orange County Insurance Brokerage Inc. dba Beaty Insurance Agency	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	9/29/2039	325.1	324.6	324.7	0.20%
Keys Phase One, LLC dba The Grand Guesthouse	Accommodation	Term Loan	Prime plus 2.75%	9/26/2039	736.3	734.1	709.4	0.43%
Colts V, LLC and Nowatzke Service Center, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/26/2039	601.8	600.0	576.8	0.35%
Gordon E Rogers dba Stonehouse Motor Inn	Accommodation	Term Loan	Prime plus 2.75%	9/26/2039	57.5	57.3	57.4	0.03%
Auto Shine Carwash Inc. and AKM R. Hossain and Jessica F. Masud	Gasoline Stations	Term Loan	Prime plus 2.75%	9/26/2024	22.5	22.2	18.6	0.01%
6 Price Avenue, LLC and Pauley Tree & Lawn Care, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/24/2039	452.5	451.2	395.7	0.24%
North Columbia, LLC and Loop Liquor and Convenience Store, LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/24/2039	159.3	158.8	153.0	0.09%
R A Johnson Inc. dba Rick Johnson Auto and Tire	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/23/2039	301.3	300.4	300.7	0.18%
Andrene's, LLC dba Andrene's Caribbean Soul Food Carry Out	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/23/2024	37.8	37.6	30.1	0.02%
Utek Corporation dba Arcade Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/22/2039	405.5	405.0	400.6	0.24%
Play and Stay, LLC dba Zoom Room Tinton Falls	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/18/2024	42.1	42.1	33.6	0.02%
Ryan Crick and Pamela J. Crick and Crick Enterprises Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2039	145.5	145.1	145.2	0.09%
Modern Leather Goods Repair Shop Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2024	58.8	57.6	45.9	0.03%
Animal Intrusion Prevention Systems Holding Company, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/15/2024	272.5	269.1	230.1	0.14%
Tavern Properties, LLC and Wildwood Tavern, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/15/2039	425.0	312.0	312.3	0.19%
RDT Enterprises, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/15/2027	162.8	161.4	152.3	0.09%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
KW Zion, LLC and Key West Gallery Inc.	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/12/2039	1,250.0	1,246.4	1,203.3	0.72%
Indy East Smiles Youth Dentistry, LLC dba Prime Smile East	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/11/2024	630.2	622.4	499.6	0.30%
B&P Diners, LLC dba Engine House Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/10/2024	80.0	79.0	63.0	0.04%
Feel The World Inc. dba Xero Shoes and Invisible Shoes	Leather and Allied Product Manufacturing	Term Loan	Prime plus 2.75%	9/5/2024	51.9	51.3	42.2	0.03%
Alberti and Cardoni, LLC dba Menchie's	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	8/29/2024	77.3	77.3	64.3	0.04%
Delta Aggregate, LLC	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	8/28/2039	911.3	911.3	912.1	0.55%
Lamjam, LLC (EPC) Goldsmith Lambros Inc. (OC)	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	8/27/2024	133.8	131.3	129.3	0.08%
Orange County Cleaning Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/27/2024	41.3	40.5	32.3	0.02%
Qycell Corporation	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	8/26/2024	121.0	118.9	103.7	0.06%
Atlas Auto Body Inc. dba Atlas Auto Sales	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/22/2039	51.6	51.3	47.9	0.03%
Grey Light Realty, LLC (EPC) NH Precision Metal Fabricators Inc. (OC)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	8/21/2039	1,226.0	1,220.6	1,160.5	0.70%
S&P Holdings of Daytona LLC (EPC) S&P Corporation of Daytona Beach	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	8/15/2039	433.5	431.6	432.0	0.26%
Barber Investments, LLC and Fieldstone Quickstop, LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	8/15/2039	150.0	149.3	128.6	0.08%
Katie Senior Care, LLC dba Home Instead Senior Care	Social Assistance	Term Loan	Prime plus 2.75%	8/15/2024	124.3	121.9	97.2	0.06%
Alpha Preparatory Academy, LLC	Social Assistance	Term Loan	Prime plus 2.75%	8/15/2039	145.2	109.2	109.4	0.07%
Hamer Road Auto Salvage, LLC and Scott T. Cook and Nikki J. Cook	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	8/8/2039	188.4	187.6	187.8	0.11%
Almost Home Property, LLC and Almost Home Daycare, LLC	Social Assistance	Term Loan	Prime plus 2.75%	8/7/2039	715.8	713.6	698.8	0.42%
iFood, Inc. dba Steak N Shake	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2024	379.1	290.5	259.3	0.16%
AGV Enterprises, LLC dba Jet's Pizza #42	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2024	54.8	53.5	43.9	0.03%
575 Columbus Avenue Holding Company, LLC and LA-ZE, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/30/2039	22.5	22.4	22.4	0.01%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
L&S Insurance & Financial Services Inc.	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/25/2024	22.5	21.9	17.8	0.01%
Honeyspot Investors, LLP and Pace Motor Lines Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	7/24/2039	150.0	149.1	147.6	0.09%
Miss Cranston Diner II, LLC and Miss Cranston II Realty, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/17/2039	91.3	91.3	88.4	0.05%
Wired, LLC and Moulison North Corporation	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/3/2024	150.1	146.4	126.6	0.08%
Honeyspot Investors, LLP and Pace Motor Lines Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	6/30/2039	875.3	870.1	859.1	0.52%
iFood, Inc. dba Steak N Shake	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2039	629.8	625.2	549.0	0.33%
Wired, LLC and Moulison North Corporation	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/30/2024	500.0	484.4	419.1	0.25%
AMG Holding, LLC and Stetson Automotive, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/30/2039	208.0	206.5	206.3	0.12%
Lisle Lincoln II Limited Partnership dba Lisle Lanes LP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/30/2024	100.0	96.9	92.5	0.06%
Highway Striping Inc.	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	6/30/2024	53.1	51.5	43.1	0.03%
FHJE Ventures, LLC and Eisenreich II Inc. dba Breakneck Tavern	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/27/2039	321.8	319.6	303.4	0.18%
JPM Investments, LLC and Carolina Family Foot Care P.A.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/26/2039	136.1	135.5	130.5	0.08%
Zinger Hardware and General Merchant Inc.	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/26/2024	110.5	107.1	94.9	0.06%
Nikobella Properties, LLC and JPO Inc. dba Village Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/25/2039	476.3	472.8	451.7	0.27%
RDJ Maayaa Inc. dba RDJ Distributors	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/23/2024	8.7	8.3	6.7	—%
Big Sky Plaza, LLC and Strickland, Incorporated	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/20/2039	233.4	231.7	220.0	0.13%
510 ROK Realty, LLC dba ROK Health and Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/19/2024	332.0	322.2	304.3	0.18%
Nirvi Enterprises, LLC dba Howard Johnson / Knights Inn	Accommodation	Term Loan	Prime plus 2.75%	6/17/2039	920.3	913.5	912.5	0.55%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Hotels of North Georgia, LLC dba Comfort Inn and Suites	Accommodation	Term Loan	Prime plus 2.75%	6/17/2039	837.5	831.4	825.4	0.50%
Global Educational Delivery Services, LLC	Educational Services	Term Loan	Prime plus 2.75%	6/16/2024	60.0	58.3	57.3	0.03%
GPG Real Estate Holdings, LLC and GPG Enterprises Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/13/2039	322.1	319.7	299.2	0.18%
Rainbow Dry Cleaners	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/13/2024	122.5	118.7	100.1	0.06%
GPG Real Estate Holdings, LLC (OC) GPG Enterprises Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/13/2039	162.5	40.4	40.4	0.02%
NVR Corporation dba Discount Food Mart	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/11/2039	68.3	67.5	67.4	0.04%
Sico & Walsh Insurance Agency Inc. and The AMS Trust	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	6/6/2039	250.0	249.2	232.9	0.14%
Sujata Inc. dba Stop N Save Food Mart	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/3/2024	22.5	21.8	18.0	0.01%
Long Island Barber Institute Inc.	Educational Services	Term Loan	Prime plus 2.75%	6/2/2039	55.5	55.1	51.5	0.03%
CJR LLC (EPC) and PowerWash Plus, Inc. (OC)	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/30/2024	53.0	51.0	46.6	0.03%
Pocono Coated Products, LLC	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/30/2024	22.5	21.7	19.9	0.01%
R. A. Johnson, Inc. dba Rick Johnson Auto & Tire	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	5/29/2039	943.8	935.8	934.7	0.56%
Wilton Dental Care P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/29/2024	128.1	125.6	100.4	0.06%
EGM Food Services Inc. dba Gold Star Chili	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2024	19.2	18.5	15.4	0.01%
Jonesboro Health Food Center, LLC	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	5/27/2024	60.0	57.8	45.7	0.03%
USI Properties, LLC dba U Store It	Real Estate	Term Loan	Prime plus 2.75%	5/23/2039	144.6	143.4	141.0	0.08%
Bay State Funeral Services, LLC (EPC) and Riley Funeral Home Inc.(OC)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/21/2039	134.9	134.1	133.9	0.08%
Hae M. and Jin S. Park dba Buford Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/15/2039	166.5	164.3	151.0	0.09%
Moochie's, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/13/2024	100.5	97.9	79.3	0.05%
The River Beas, LLC and Punam Singh	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/8/2039	90.3	89.5	84.8	0.05%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
AS Boyals, LLC dba Towne Liquors	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/29/2039	117.5	116.3	116.2	0.07%
Winter Ventures Inc. and 214 N Franklin LLC	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/29/2024	62.6	59.9	53.0	0.03%
ENI Inc., Event Networks Inc., ENI Worldwide, LLC and Spot Shop Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/25/2024	500.0	478.1	376.8	0.23%
Gerami Realty, LC (EPC) Sherrill Universal City Corral, LP	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/23/2027	78.8	76.4	73.4	0.04%
Complete Body & Paint, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/23/2039	20.8	20.6	20.5	0.01%
Island Wide Realty, LLC and Long Island Partners, Inc.	Real Estate	Term Loan	Prime plus 2.75%	4/22/2039	103.8	102.7	102.6	0.06%
Aiello's Pizzeria, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/18/2024	42.8	40.9	34.0	0.02%
Wilshire Media Systems Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/17/2024	186.3	178.1	145.5	0.09%
Family Ties Supply Corp. dba Best Cookies & More dba Cookie Factory Out	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	4/16/2024	53.1	50.8	39.8	0.02%
R2 Tape Inc. dba Presto Tape	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	4/10/2024	78.8	75.3	74.0	0.04%
1899 Tavern & Tap, LLC and Ale House Tavern & Tap, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/9/2039	137.5	135.2	130.7	0.08%
Eagle Aggregate Transportation, LLC and Eagle Pneumatic Transport, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	3/31/2024	1,250.0	712.3	689.3	0.41%
Hodges Properties, LLC and Echelon Enterprises Inc. dba Treads Bicycle	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	3/31/2039	449.0	443.7	427.6	0.26%
Dantanna's Tavern, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2024	164.3	158.2	133.2	0.08%
RDT Enterprises, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/31/2028	141.2	137.1	135.6	0.08%
Kemmer, LLC (EPC) and Pitts Package Store, Inc.(OC)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/31/2039	117.5	116.3	99.7	0.06%
Little People's Village II, LLC (OC) and Iliopoulos Realty, LLC (EPC)	Social Assistance	Term Loan	Prime plus 2.75%	3/31/2039	101.5	100.9	91.1	0.05%
Little People's Village II, LLC (OC) and Iliopoulos Realty, LLC (EPC)	Social Assistance	Term Loan	Prime plus 2.75%	3/31/2039	92.1	91.5	82.6	0.05%
Wilban, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/28/2039	427.5	422.5	403.8	0.24%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Lake Area Autosound, LLC and Ryan H. Whittington	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	7/28/2039	125.0	125.0	116.8	0.07%
TC Business Enterprises, LLC dba Sky Zone Indoor Trampoline Park	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/27/2024	290.1	280.8	229.0	0.14%
Sapienzo Properties, LLC (EPC) CNS Self-Storage Inc. (OC)	Real Estate	Term Loan	Prime plus 2.75%	3/27/2039	193.8	190.6	190.4	0.11%
Hascher Gabelstapler Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/26/2024	143.3	136.1	122.5	0.07%
Knowledge First Inc. dba Magic Years of Learning and Kimberly Knox	Social Assistance	Term Loan	Prime plus 2.75%	3/21/2039	145.0	143.5	132.2	0.08%
636 South Center Holdings, LLC and New Mansfield Brass and Aluminum Co.	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	3/20/2039	497.5	491.5	490.9	0.29%
Cormac Enterprises and Wyoming Valley Beverage Incorporated	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/20/2039	110.8	109.6	109.5	0.07%
Kinisi, Inc. dba The River North UPS Store	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/18/2024	41.3	38.4	33.8	0.02%
Tortilla King, Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	3/14/2029	1,033.1	1,011.0	903.2	0.54%
SE Properties 39 Old Route 146, LLC (EPC) SmartEarly Clifton Park, LLC	Social Assistance	Term Loan	Prime plus 2.75%	3/14/2039	408.0	404.4	400.5	0.24%
Tortilla King Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	3/14/2039	216.9	214.3	193.3	0.12%
Bowl Mor, LLC dba Bowl Mor Lanes and Spare Lounge, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/13/2039	223.5	220.9	220.6	0.13%
Avayaan2, LLC dba Island Cove	Gasoline Stations	Term Loan	Prime plus 2.75%	3/7/2039	157.5	155.6	148.6	0.09%
Onofrio's Fresh Cut Inc.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/6/2024	75.0	71.4	65.7	0.04%
J&M Concessions, Inc.dba A-1 Liquors	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/3/2039	135.6	134.0	120.8	0.07%
R & R Boyal, LLC dba Cap N Cat Clam Bar and Little Ease Tavern	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/28/2039	417.5	412.1	386.2	0.23%
Summit Beverage Group, LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	2/28/2024	350.6	330.8	293.6	0.18%
Faith Memorial Chapel, LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2039	214.2	211.4	194.6	0.12%
952 Boston Post Road Realty, LLC and HNA, LLC dba Styles International	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2039	211.0	208.3	192.3	0.12%
Choe Trade Group Inc. dba Rapid Printers of Monterey	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	2/28/2024	159.3	150.3	143.1	0.09%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Pindar Associates, LLC, Pidar Vineyards, LLC, Duck Walk Vineyards Inc.	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	2/25/2024	712.3	672.0	659.9	0.40%
96 Mill Street, LLC, Central Pizza, LLC and Jason Bikakis George Bikaki	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/12/2039	141.3	139.4	139.2	0.08%
JWB Industries, Inc. dba Carteret Die Casting	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	2/11/2024	280.0	264.1	217.5	0.13%
Sovereign Communications, LLC	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	2/7/2024	907.8	856.3	688.8	0.41%
986 Dixwell Avenue Holding Company, LLC(EPC) and Mughali Foods, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/7/2039	99.1	98.2	93.5	0.06%
Awesome Pets II Inc. dba Mellisa's Pet Depot	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	2/7/2024	83.2	79.5	66.1	0.04%
Robert Star Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/5/2024	46.8	44.2	43.4	0.03%
Atlas Mountain Construction, LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	1/28/2024	16.5	15.5	15.2	0.01%
Sarah Sibadan dba Sibadan Agency	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	1/27/2039	129.4	127.5	124.3	0.07%
3Fmanagement, LLC and ATC Fitness Cape Coral, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	1/24/2024	425.0	398.2	334.1	0.20%
JDR Industries Inc dba CST-The Composites Store	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	1/21/2024	140.3	131.4	112.4	0.07%
Icore Enterprises Inc. dba Air Flow Filters Inc.	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	1/15/2024	21.8	20.4	20.0	0.01%
Nutmeg North Associates, LLC (OC) Steeltech Building Products Inc.	Construction of Buildings	Term Loan	Prime plus 2.75%	12/31/2038	897.8	883.5	814.7	0.49%
Carl R. Bieber, Inc. dba Bieber Tourways/Bieber Transportation	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2027	712.5	692.9	675.7	0.41%
S.Drake, LLC dba Express Employment Professionals of Ann Arbor, Michigan	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/31/2023	18.8	17.8	14.2	0.01%
CLU Amboy, LLC (EPC) and Amboy Group, LLC (OC) dba Tommy Moloney's	Food Manufacturing	Term Loan	Prime plus 2.75%	12/27/2023	656.3	620.0	608.6	0.37%
Shane M. Howell and Buck Hardware and Garden Center, LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/27/2038	322.5	317.2	289.5	0.17%
Superior Disposal Service, Inc.	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	12/26/2023	240.5	223.8	206.3	0.12%
KK International Trading Corporation	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/23/2028	190.0	182.6	169.9	0.10%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
AIP Enterprises, LLC and Spider's Web Inc dba Black Widow Harley-Davidson	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/20/2038	962.5	946.7	936.7	0.56%
JackRabbit Sports Inc.	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	12/20/2023	581.3	535.9	526.0	0.32%
Mosley Auto Group, LLC dba America's Automotive	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/20/2038	221.5	217.9	212.2	0.13%
Kurtis Sniezek dba Wolfe's Foreign Auto	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/20/2038	88.9	87.4	87.3	0.05%
PLES Investements, LLC and John Redder, Pappy Sand & Gravel, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/19/2038	555.3	546.2	508.3	0.31%
Lefont Theaters Inc.	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/19/2023	14.4	13.4	11.6	0.01%
TAK Properties, LLC and Kinderland Inc.	Social Assistance	Term Loan	Prime plus 2.75%	12/18/2038	405.0	398.4	373.6	0.22%
Any Garment Cleaner-East Brunswick, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/18/2023	53.8	50.0	46.0	0.03%
TOL, LLC dba Wild Birds Unlimited	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	12/13/2023	18.0	17.3	14.8	0.01%
8 Minute Oil Change of Springfield Corporation and John Nino	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/12/2038	196.8	193.1	188.5	0.11%
920 CHR Realty, LLC (EPC) V. Garofalo Carting Inc (OC)	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	12/10/2038	418.1	411.3	410.6	0.25%
DKB Transport Corp.	Truck Transportation	Term Loan	Prime plus 2.75%	12/5/2038	138.8	136.5	136.3	0.08%
Firm Foundations Inc. David S Gaitan Jr and Christopher K Daigle	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/3/2023	545.8	507.7	441.3	0.27%
Firm Foundations Inc. David S Gaitan Jr and Christopher K Daigle	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/3/2038	104.3	102.5	90.3	0.05%
Spectrum Development, LLC and Solvit Inc & Solvit North, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/2/2023	387.3	360.3	313.0	0.19%
BVIP Limousine Service, LTD	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	11/27/2038	76.5	75.1	72.4	0.04%
Eco-Green Reprocessing, LLC and Denali Medical Concepts, LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	11/27/2023	67.2	62.1	50.6	0.03%
TNDV: Television, LLC	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	11/26/2038	253.8	249.2	234.9	0.14%
Veterinary Imaging Specialists of Alaska, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/26/2023	162.6	155.0	144.4	0.09%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Wallace Holdings, LLC (EPC) GFA International Inc. (OC)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.5%	11/25/2023	125.0	115.4	92.8	0.06%
AcuCall, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/21/2023	15.8	14.7	11.6	0.01%
Seven Peaks Mining Inc. and Cornerstone Industrial Minerals Corporation	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	11/18/2038	1,250.0	1,227.8	1,064.3	0.64%
Kids in Motion of Springfield, LLC dba The Little Gym of Springfield, IL	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/18/2023	45.0	42.3	34.5	0.02%
Kup's Auto Spa Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/15/2038	396.7	390.0	382.7	0.23%
Yousef Khatib dba Y&M Enterprises	Wholesale Electronic Markets and Agents and Brokers	Term Loan	Prime plus 2.75%	11/15/2023	75.0	69.3	56.7	0.03%
River Run Personnel, LLC dba Express Employment Professionals	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/15/2023	20.0	1.2	1.2	—%
Howell Gun Works, LLC	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	11/14/2023	8.3	7.7	6.1	—%
Armin and Kian Inc. dba The UPS Store 3714	Couriers and Messengers	Term Loan	Prime plus 2.75%	11/13/2023	56.5	52.2	41.0	0.02%
Polpo Realty, LLC (EPC) Polpo Restaurant, LLC (OC)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/6/2038	62.5	61.6	61.5	0.04%
Twinsburg Hospitality Group, LLC dba Comfort Suites	Accommodation	Term Loan	Prime plus 2.75%	10/31/2038	945.0	928.1	862.6	0.52%
Master CNC Inc. & Master Properties, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2038	596.6	585.0	524.2	0.31%
1 North Restaurant Corp. dba 1 North Steakhouse	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/31/2038	212.5	208.4	202.4	0.12%
Mid-Land Sheet Metal Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/31/2038	137.5	135.0	129.9	0.08%
Logistics Business Solutions Inc. dba The UPS Store	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/31/2023	50.0	46.5	41.8	0.03%
Janice B. McShan and The Metropolitan Day School, LLC	Social Assistance	Term Loan	Prime plus 2.75%	10/31/2023	42.8	40.4	38.5	0.02%
Meridian Hotels, LLC dba Best Western Jonesboro	Accommodation	Term Loan	Prime plus 2.75%	10/29/2038	664.5	650.4	644.4	0.39%
New Image Building Services Inc. dba New Image Repair Services	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/29/2023	331.3	303.9	254.1	0.15%
A-1 Quality Services Corporation	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/29/2023	8.9	8.1	6.4	—%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Clairvoyant Realty Corp. and Napoli Marble & Granite Design, Ltd	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/24/2038	246.3	241.5	221.1	0.13%
Greenbrier Technical Services, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/24/2023	240.1	221.6	208.6	0.13%
Kelly Auto Care LLC dba Shoreline Quick Lube and Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/18/2023	87.5	80.3	67.2	0.04%
KenBro Enterprises LLC dba Hearing Aids by Zounds-Cherry Hill	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	10/18/2023	25.8	23.6	21.3	0.01%
Shepher Distr's and Sales Corp and The Lederer Industries Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/30/2023	1,050.0	956.4	938.7	0.56%
Fieldstone Quick Stop, LLC (OC) Barber Investments, LLC (EPC)	Gasoline Stations	Term Loan	Prime plus 2.75%	9/30/2038	676.3	667.1	598.7	0.36%
Cencon Properties, LLC and Central Connecticut Warehousing Company	Warehousing and Storage	Term Loan	Prime plus 2.75%	9/30/2038	344.5	337.8	333.3	0.20%
Lenoir Business Partners, LLC (EPC) LP Industries, Inc. dba Childforms	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	322.7	317.7	302.4	0.18%
Onofrios Enterprises, LLC (EPC) Onofrios Fresh Cut, Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	312.5	306.8	294.3	0.18%
Discount Wheel and Tire	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/30/2038	223.8	219.0	204.2	0.12%
Top Properties, LLC and LP Industries, Inc dba Childforms	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	120.0	117.9	117.7	0.07%
AGS Talcott Partners, Inc.	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	9/30/2023	117.8	107.3	84.2	0.05%
First Steps Real Estate Company, LLC (EPC) and First Steps Preschool	Social Assistance	Term Loan	Prime plus 2.75%	9/30/2038	97.6	95.6	86.8	0.05%
Gabrielle Realty, LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	9/27/2038	757.6	741.6	688.8	0.41%
Mitchellville Family Dentistry, Dr. Octavia Simkins-Wiseman, DDS, PC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/27/2038	335.1	328.0	310.9	0.19%
Handy 6391, LLC dba The UPS Store #6391	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/27/2023	62.5	58.3	57.3	0.03%
Eastside Soccer Dome, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2038	463.8	453.9	453.1	0.27%
HJ & Edward Enterprises, LLC dba Sky Zone	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2023	262.5	246.8	222.6	0.13%
Anthony C Dinoto and Susan S P Dinoto	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/26/2038	100.0	98.0	97.8	0.06%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Southeast Chicago Soccer Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2038	51.3	50.2	50.1	0.03%
Kiddie Steps 4 You Inc.	Social Assistance	Term Loan	Prime plus 2.75%	9/25/2038	89.3	83.9	78.4	0.05%
Diamond Memorials Incorporated	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/25/2023	14.3	12.8	10.0	0.01%
Faith Memorial Chapel, LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/20/2038	268.4	262.7	249.0	0.15%
Serious-Fun in Alpharetta, LLC dba The Little Gym of Alpharetta	Educational Services	Term Loan	Prime plus 2.75%	9/20/2023	46.3	42.3	34.8	0.02%
Westville Seafood, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/19/2038	112.3	109.9	102.7	0.06%
Maynard Enterprises Inc. dba Fastsigns of Texarkana	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/18/2023	16.1	14.8	12.3	0.01%
Grafio Inc. dba Omega Learning Center-Acworth	Educational Services	Term Loan	Prime plus 2.75%	9/13/2023	156.3	142.3	118.8	0.07%
The Berlerro Group, LLC dba Sky Zone	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/12/2023	421.3	395.8	326.4	0.20%
Sound Manufacturing Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/12/2028	54.8	52.1	46.6	0.03%
Prospect Kids Academy Inc.	Educational Services	Term Loan	Prime plus 2.75%	9/11/2038	124.3	121.6	116.6	0.07%
Alma J. and William R. Walton (EPC) and Almas Child Day Care Center	Social Assistance	Term Loan	Prime plus 2.75%	9/11/2038	39.5	38.7	38.6	0.02%
B for Brunette, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/10/2023	53.4	49.3	39.1	0.02%
Schmaltz Holdings, LLC (EPC) and Schmaltz Operations, LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/4/2038	224.2	217.8	202.8	0.12%
ACI Northwest Inc.	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	8/30/2023	906.3	680.0	613.9	0.37%
IlOKA Inc. dba Microtech Tel and NewCloud Networks	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/30/2023	687.5	621.5	528.2	0.32%
Spectrum Radio Fairmont, LLC	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	8/30/2023	187.5	169.5	163.9	0.10%
Excel RP Inc.	Machinery Manufacturing	Term Loan	Prime plus 2.75%	8/30/2023	130.3	117.8	110.1	0.07%
Gulfport Academy Child Care and Learning Center, Inc.	Social Assistance	Term Loan	Prime plus 2.75%	8/30/2023	43.3	39.1	36.3	0.02%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Mojo Brands Media, LLC	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	8/28/2023	784.0	750.1	603.7	0.36%
Ramard Inc and Advanced Health Sciences Inc.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/28/2023	187.5	169.5	133.0	0.08%
RM Hawkins, LLC dba Pure Water Tech West and Robert M Hawkins	Nonstore Retailers	Term Loan	Prime plus 2.75%	8/26/2023	85.8	73.6	72.3	0.04%
JSIL LLC dba Blackstones Hairdressing	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/16/2023	19.5	17.7	14.8	0.01%
Jatcoia, LLC dba Plato's Closet	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	8/15/2023	65.0	52.3	51.0	0.03%
Island Nautical Enterprises, Inc. (OC) and Ingwall Holdings, LLC (EPC)	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	8/14/2038	445.0	343.0	312.3	0.19%
Caribbean Concepts, Inc. dba Quick Bleach	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/12/2023	22.5	20.5	16.7	0.01%
VesperGroup, LLC dba The Wine Cellar	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/5/2023	45.0	40.7	33.9	0.02%
Blacknorange2, LLC dba Popeyes Louisiana Kitchen	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2023	175.0	159.1	128.9	0.08%
209 North 3rd Street, LLC (EPC) Yuster Insurance Group Inc. (OC)	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/29/2038	83.9	81.8	78.2	0.05%
Majestic Contracting Services, Inc. dba Majestic Electric	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/26/2038	190.0	185.4	171.3	0.10%
Daniel W. and Erin H. Gordon and Silver Lining Stables CT, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/24/2023	11.3	10.1	9.9	0.01%
Angkor Restaurant Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/19/2038	93.0	90.8	88.3	0.05%
Harbor Ventilation Inc. and Estes Investment, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2038	92.1	90.0	84.5	0.05%
Tri County Heating and Cooling Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2023	87.8	78.8	73.7	0.04%
Morning Star Trucking. LLC and Morning Star Equipment and Leasing, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	7/17/2023	53.8	48.2	37.9	0.02%
Maxiflex, LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/28/2023	153.5	136.9	135.5	0.08%
JRA Holdings, LLC (EPC) Jasper County Cleaners Inc. dba Superior Cleaner	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/28/2038	121.0	117.9	118.9	0.07%
GIA Realty, LLC and VRAJ GIA, LLC dba Lakeview Laundromat	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/28/2038	97.5	95.0	95.8	0.06%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Emerald Ironworks Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/27/2023	72.0	64.4	56.4	0.03%
Contract Packaging Services Inc. dba Superior Pack Group	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/21/2023	851.8	764.3	690.4	0.41%
2161 Highway 6 Trail, LLC (EPC)	Truck Transportation	Term Loan	Prime plus 2.75%	6/19/2026	1,250.0	912.6	903.4	0.54%
CBlakeslee Arpaia Chapman, Inc. dba Blakeslee Industrial Services	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	6/18/2028	875.0	821.3	819.1	0.49%
KDP, LLC and KDP Investment Advisors, Inc. and KDP Asset Management, Inc.	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/14/2023	343.8	306.2	263.6	0.16%
Elite Structures Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/12/2038	932.8	901.3	901.2	0.54%
(EPC) Absolute Desire, LLC and Mark H. Szierer (OC) Sophisticated Smile	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/5/2038	188.3	183.7	172.4	0.10%
(EPC) Willowbrook Properties, LLC (OC) Grove Gardens Landscaping Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/5/2038	186.3	181.5	177.9	0.11%
Maciver Corporation dba Indie Rentals and Division Camera	Rental and Leasing Services	Term Loan	Prime plus 2.75%	5/31/2023	440.8	390.3	363.0	0.22%
RKP Service dba Rainbow Carwash	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/31/2023	300.0	268.2	232.8	0.14%
Europlast Ltd.	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	5/31/2023	162.0	157.4	151.0	0.09%
RXSB, Inc. dba Medicine Shoppe	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	5/30/2023	186.3	165.5	140.1	0.08%
Gregory P Jellenek OD and Associates PC dba Gregory P Jellenek OD	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/28/2023	63.5	56.2	51.2	0.03%
Ryan D. Thornton and Thornton & Associates, LLC	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	5/24/2023	68.8	58.7	49.7	0.03%
Insurance Problem Solvers, LLC	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	5/20/2023	17.1	15.1	12.8	0.01%
Hybrid Racing, LLC.	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	5/15/2023	116.3	103.4	92.8	0.06%
Atlas Mountain Construction, LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	5/13/2038	127.3	123.8	124.8	0.07%
PowerWash Plus, Inc. and CJR, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/30/2038	550.0	534.1	512.2	0.31%
Peanut Butter & Co., Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	4/30/2023	100.0	87.7	75.1	0.05%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Brothers International Desserts	Food Manufacturing	Term Loan	Prime plus 2.75%	4/26/2023	230.0	201.8	185.1	0.11%
Kidrose, LLC dba Kidville Riverdale	Educational Services	Term Loan	Prime plus 2.75%	4/22/2023	78.8	69.9	62.3	0.04%
SFAM Parsippany LLC dba Cups Frozen Yogurt	Food Services and Drinking Places	Term Loan	6%	4/19/2023	121.3	46.3	45.8	0.03%
Vernon & Stephanie Scott and Little Stars Day Care Center, Inc.	Educational Services	Term Loan	Prime plus 2.75%	4/18/2038	151.0	146.7	147.9	0.09%
Capital Scrap Metal, LLC and Powerline Investment, LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/29/2038	500.0	463.9	467.5	0.28%
MRM Supermarkets Inc. dba Constantins Breads; Dallas Gourmet Breads	Food Manufacturing	Term Loan	Prime plus 2.75%	3/29/2038	336.0	325.8	303.2	0.18%
1258 Hartford TPKE, LLC (EPC) and Phelps and Sons, Inc. (OC)	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/29/2038	124.6	120.8	114.3	0.07%
A & M Commerce, Inc. dba Cranberry Sunoco	Gasoline Stations	Term Loan	Prime plus 2.75%	3/27/2038	330.3	320.0	313.9	0.19%
Xela Pack, Inc. and Aliseo and Catherine Gentile	Paper Manufacturing	Term Loan	Prime plus 2.75%	3/27/2028	271.8	252.1	250.6	0.15%
Neyra Industries, Inc. and Edward Neyra	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	3/27/2023	217.5	189.4	185.0	0.11%
Gator Communications Group, LLC dba Harvard Printing Group	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/27/2023	17.3	15.5	14.2	0.01%
American Diagnostic Imaging, Inc. dba St. Joseph Imaging Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/25/2038	537.5	521.1	497.8	0.30%
Michael A. and Heather R. Welsch dba Art & Frame Etc.	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/22/2038	67.5	65.4	63.9	0.04%
M & H Pine Straw Inc. and Harris L. Maloy	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/21/2023	288.8	251.6	235.9	0.14%
Truth Technologies Inc. dba Truth Technologies Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/21/2023	79.5	69.2	60.1	0.04%
J. Kinderman & Sons Inc., dba BriteStar Inc.	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	3/20/2023	181.3	157.8	156.0	0.09%
Stellar Environmental, LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/18/2023	56.3	49.0	46.7	0.03%
Sound Manufacturing, Inc. and Monster Power Equipment Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/15/2023	523.0	455.9	417.3	0.25%
N.S and Z, Inc. dba Panos Pastry and Bakery and Jovinar's Chocolates	Food Manufacturing	Term Loan	Prime plus 2.75%	3/15/2038	129.3	125.5	126.5	0.08%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Golden Gate Lodging, LLC (OC)	Accommodation	Term Loan	Prime plus 2.75%	3/12/2038	115.0	111.5	108.9	0.07%
Aldine Funeral Chapel, LLC dba Aldine Funeral Chapel	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/8/2038	73.8	35.5	35.8	0.02%
River Club Golf Course Inc. dba The River Club	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2038	475.2	459.9	445.9	0.27%
Bakhtar Group, LLC dba Malmaison	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2023	103.8	90.4	76.6	0.05%
Osceola River Mill, LLC(EPC) Ironman Machine, Inc.(OC)	Machinery Manufacturing	Term Loan	Prime plus 2.75%	2/20/2038	86.3	83.5	81.5	0.05%
Grand Manor Realty, Inc. & Kevin LaRoe	Real Estate	Term Loan	Prime plus 2.75%	2/20/2023	21.8	19.0	16.1	0.01%
Java Warung, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/19/2038	51.0	49.5	48.5	0.03%
Pacheco Investments, LLC (EPC) Pacheco Brothers Gardening Inc. (OC)	Administrative and Support Services	Term Loan	Prime plus 2.75%	2/15/2038	425.0	410.0	403.5	0.24%
Nancy & Karl Schmidt (EPC) Moments to Remember USA, LLC	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	2/15/2038	106.3	102.9	100.6	0.06%
Orient Express, Inc. dba Spracht, Celltek, ODI	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	2/12/2023	84.9	72.4	61.3	0.04%
Knits R Us, Inc. dba NYC Sports/Mingle	Textile Mills	Term Loan	Prime plus 2.75%	2/11/2038	125.0	121.0	122.0	0.07%
North Country Transport, LLC	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	2/6/2023	15.0	13.0	12.8	0.01%
MJD Investments, LLC dba The Community Day School	Social Assistance	Term Loan	Prime plus 2.75%	1/31/2038	258.3	249.6	239.6	0.14%
EZ Towing, Inc.	Support Activities for Transportation	Term Loan	Prime plus 2.75%	1/31/2023	145.0	124.5	110.3	0.07%
Sherill Universal City dba Golden Corral	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/28/2038	440.5	427.4	411.7	0.25%
Macho LLC (EPC) Madelaine Chocolate Novelties Inc(OC) dba The Madelai	Food Manufacturing	Term Loan	Prime plus 2.75%	12/31/2037	500.0	484.6	488.3	0.29%
WI130, LLC (EPC) & Lakeland Group, Inc. (OC) dba Lakeland Electrical	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/31/2028	271.5	250.9	226.0	0.14%
Elegant Fireplace Mantels, Inc. dba Elegant Fireplace Mantels	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/31/2022	97.5	83.0	70.8	0.04%
John Duffy Fuel Co., Inc.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/28/2022	513.8	437.5	428.7	0.26%
Babie Bunnie Enterprises Inc. dba Triangle Mothercare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/28/2022	46.3	39.3	33.3	0.02%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Polpo Realty LLC (EPC) & Polpo Restaurant LLC (OC)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/27/2037	517.5	500.9	504.8	0.30%
Trailer One, Inc. and Trailer One Storage, Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/27/2022	166.8	142.0	140.3	0.08%
Martin L Hopp, MD PHD, A Medical Corp (OC)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2022	66.3	56.2	50.0	0.03%
Ezzo Properties, LLC and Great Lakes Cleaning, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/20/2027	389.6	357.0	317.0	0.19%
Pioneer Window Holdings, Inc. and Subsidiaries dba Pioneer Windows	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/20/2022	225.0	195.2	176.8	0.11%
The Amendments Group, LLC dba Brightstar	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/17/2022	22.5	19.1	18.9	0.01%
G.M. Pop's, Inc. & S.D. Food, Inc. dba Popeyes Louisiana Kitchen	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/11/2022	127.1	108.2	94.4	0.06%
Color By Number 123 Designs, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/11/2022	42.5	35.9	35.4	0.02%
Aegis Creative Communications, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/30/2022	387.5	302.5	256.0	0.15%
Cheryle A Baptiste and Cheryle Baptiste DDS PLLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/30/2037	286.5	277.1	272.1	0.16%
Summit Treatment Services, Inc. dba Summit Treatment Services	Social Assistance	Term Loan	Prime plus 2.75%	11/30/2037	136.5	131.9	118.7	0.07%
214 North Franklin, LLC and Winter Ventures, Inc.	Nonstore Retailers	Term Loan	Prime plus 2.75%	11/29/2037	153.9	148.2	140.7	0.08%
Daniel Gordon and Erin Gordon and Silver Lining Stables CT, LLC	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	11/28/2037	223.8	215.7	215.4	0.13%
Richmond Hill Mini Market, LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/27/2037	185.3	178.6	174.8	0.11%
D&L Rescources, Inc. dba The UPS Store	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	11/27/2022	9.8	8.2	7.0	—%
DRV Enterprise, Inc. dba Cici's Pizza # 339	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/26/2022	65.0	53.6	53.0	0.03%
Pioneer Windows Manufacturing Corp, Pioneer Windows	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	11/21/2022	275.0	236.7	214.2	0.13%
U & A Food and Fuel, Inc. dba Express Gas & Food Mart	Gasoline Stations	Term Loan	Prime plus 2.75%	11/21/2037	96.3	92.7	93.4	0.06%
Clean Brothers Company Inc. dba ServPro of North Washington County	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/21/2022	17.0	14.3	12.7	0.01%
R & J Petroleum, LLC (EPC) Manar USA, Inc. (OC)	Gasoline Stations	Term Loan	Prime plus 2.75%	11/20/2037	180.0	173.3	171.3	0.10%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
PGH Groceries, LLC DBA The Great American Super	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/19/2037	68.8	66.3	64.9	0.04%
St Judes Physical Therapy P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/19/2022	21.0	17.7	17.5	0.01%
Hi-Def Imaging, Inc. dba SpeedPro Imaging	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/9/2022	22.2	18.7	16.5	0.01%
Reidville Hydraulics & Mfg Inc. dba Summit Farms, LLC	Machinery Manufacturing	Term Loan	Prime plus 2.75%	11/2/2037	265.9	256.2	237.4	0.14%
Big Apple Entertainment Partners, LLC d/b/a Ripley's Believe It or Not	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/26/2022	180.0	154.2	130.5	0.08%
Chickamauga Properties, Inc. and MSW Enterprises, LLP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/19/2022	59.8	50.0	49.4	0.03%
LA Diner Inc. dba Loukas L A Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/28/2037	677.5	652.1	657.0	0.39%
Spire Investment Partners, LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	9/28/2022	258.8	215.0	181.9	0.11%
ATC Fitness, LLC dba Around the Clock Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2022	180.0	154.0	143.8	0.09%
University Park Retreat, LLC dba Massage Heights	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/27/2022	76.0	63.0	62.3	0.04%
Europlast Ltd.	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/26/2022	743.9	680.4	655.1	0.39%
Forno Italiano Di Nonna Randazzo, LLC dba Nonna Randazzo's Bakery	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/26/2037	183.8	177.7	171.1	0.10%
LaSalle Market and Deli EOK Inc. and Rugen Realty, LLC dba LaSalle Mark	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/21/2037	252.3	242.1	232.1	0.14%
O'Rourkes Diner, LLC dba O'Rourke's Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/19/2037	65.5	62.9	59.7	0.04%
AdLarge Media, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/13/2022	250.0	207.7	175.7	0.11%
Vision Network Solutions, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/12/2022	19.5	16.2	13.7	0.01%
R2 Tape, Inc. dba Presto Tape	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/31/2037	367.5	352.1	354.7	0.21%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
R2 Tape Inc. dba Presto Tape	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/31/2022	155.0	127.5	125.9	0.08%
AJK Enterprise, LLC dba AJK Enterprise, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	8/27/2022	16.5	13.6	13.1	0.01%
New Image Building Services, Inc. dba New Image Repair Services	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/23/2037	285.7	273.7	252.7	0.15%
Suncoast Aluminum Furniture, Inc.	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	8/17/2037	360.0	344.9	345.7	0.21%
Matchless Transportation, LLC dba First Class Limo	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	8/3/2022	185.0	153.1	139.8	0.08%
Hofgard & Co., Inc. dba HofgardBenefits	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/27/2022	107.3	87.4	81.8	0.05%
Georgia Safe Sidewalks, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/27/2022	15.0	12.1	11.1	0.01%
Scoville Plumbing & Heating Inc. and Thomas P. Scoville	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/25/2022	50.0	42.9	41.9	0.03%
Havana Central (NY) 5, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/29/2022	1,166.8	984.7	956.2	0.57%
Central Tire, Inc. dba Cooper Tire & Auto Services	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/29/2037	288.5	275.2	272.9	0.16%
WPI, LLC	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	6/29/2024	129.5	110.1	104.7	0.06%
Karykion, Corporation dba Karykion Corporation	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/28/2022	194.0	157.3	156.9	0.09%
Jenkins-Pavia Corporation dba Victory Lane Quick Oil Change	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/27/2037	69.8	66.5	66.9	0.04%
KIND-ER-ZZ Inc. dba Kidville	Educational Services	Term Loan	Prime plus 2.75%	6/15/2022	50.0	40.1	36.6	0.02%
Graphish Studio, Inc. and Scott Fishoff	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/14/2022	20.3	16.4	14.9	0.01%
TNDV: Television, LLC	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	6/13/2022	127.5	103.2	98.8	0.06%
Spectrumit, Inc, (OC) dba LANformation	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/31/2030	154.9	141.7	140.0	0.08%
5091, LLC and TR/AL, LLC d/b/a Cafe Africana	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/31/2037	121.3	115.8	116.4	0.07%
ALF, LLC (EPC) Mulit-Service Eagle Tires (OC)	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	5/31/2037	62.9	59.9	59.9	0.04%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Craig R Freehauf d/b/a Lincoln Theatre	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	5/31/2022	47.9	31.8	31.7	0.02%
Lefont Theaters, Inc.	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	5/30/2022	137.0	109.9	104.7	0.06%
Christou Real Estate Holdings, LLC dba Tops American Grill	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/17/2037	284.0	270.3	273.5	0.16%
Tracey Vita-Morris dba Tracey Vita's School of Dance	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	5/10/2022	22.5	18.1	16.5	0.01%
STK Ventures Inc. dba JP Dock Service & Supply	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/9/2037	131.8	126.1	125.3	0.08%
Bisson Transportation, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	5/7/2037	588.1	570.2	560.0	0.34%
Bisson Moving & Storage Company Bisson Transportation Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	5/7/2022	528.8	440.8	426.5	0.26%
Fair Deal Food Mart Inc. dba Neighbors Market	Gasoline Stations	Term Loan	Prime plus 2.75%	5/3/2037	381.3	363.0	370.4	0.22%
Custom Software, Inc. a Colorado Corporation dba M-33 Access	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	4/30/2022	125.0	103.1	101.7	0.06%
Tanner Optical, Inc. dba Murphy Eye Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/27/2022	8.3	6.6	6.4	—%
Gator Communications Group, LLC dba Harvard Printing Group	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	4/25/2022	228.8	187.7	176.1	0.11%
Zane Filippone Co Inc. dba Culligan Water Conditioning	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/12/2022	558.2	447.7	429.7	0.26%
Indoor Playgrounds Limited Liability Company dba Kidville	Educational Services	Term Loan	Prime plus 2.75%	4/5/2022	19.5	12.9	12.4	0.01%
Gator Communications Group, LLC dba Harvard Printing Group	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/30/2022	466.3	378.5	355.0	0.21%
Brandywine Picnic Park, Inc. and B.Ross Capps & Linda Capps	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/30/2031	231.5	212.5	215.1	0.13%
Access Staffing, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/30/2022	187.5	147.7	134.6	0.08%
Willow Springs Golf Course, Inc. & JC Lindsey Family Limited Partners	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/29/2037	755.4	721.9	736.3	0.44%
Manuel P. Barrera and Accura Electrical Contractor, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/23/2028	103.7	92.4	87.6	0.05%
Shweiki Media, Inc. dba Study Breaks Magazine	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/22/2027	1,178.8	1,036.8	997.5	0.60%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
BCD Holdings, LLC and H-MA, LLC d/b/a/ Hawaii Mainland Administrators	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	3/2/2022	451.3	343.7	315.9	0.19%
ATC Fitness, LLC d/b/a Around the Clock	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2022	10.2	8.0	7.7	—%
ATI Jet, Inc.	Air Transportation	Term Loan	Prime plus 2.75%	12/28/2026	852.8	738.5	717.5	0.43%
J. Kinderman & Sons, Inc. dba Brite Star Manufacturing Company	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/22/2036	495.0	469.1	478.4	0.29%
K's Salon 1, LLC d/b/a K's Salon	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/20/2021	73.6	56.4	51.4	0.03%
15 Frederick Place, LLC & Pioneer Windows Holdings Inc. & Subs	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/16/2021	250.0	194.1	193.3	0.12%
GP Enterprises, LLC and Gibson Performance Corporation	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2036	727.5	686.5	700.0	0.42%
GP Enterprises, LLC and Gibson Performance Corporation	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2036	522.5	493.1	502.8	0.30%
M & H Pinestraw, Inc. and Harris L. Maloy	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/15/2021	238.3	183.0	172.7	0.10%
Maciver Corporation dba Indie Rentals & Division Camera	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/15/2021	130.8	99.9	97.5	0.06%
Taylor Transport, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	12/8/2021	515.5	387.6	375.2	0.23%
City Sign Service, Incorporated	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	11/30/2025	165.8	142.0	140.3	0.08%
Scent-Sation, Inc. d/b/a Scent-Sation, Inc.	Textile Product Mills	Term Loan	Prime plus 2.75%	11/21/2021	337.5	285.2	284.0	0.17%
Thomas P. Scoville dba Scoville Plumbing & Heating, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/16/2021	62.5	47.4	47.2	0.03%
MRM Supermarkets, Inc. dba Constantin's Breads	Food Manufacturing	Term Loan	Prime plus 2.75%	11/10/2021	137.5	104.4	96.1	0.06%
K9 Bytes, Inc & Epazz, Inc dba K9 Bytes, Inc.	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	10/26/2021	58.8	44.2	40.7	0.02%
Keans Korner, LLC d/b/a MobiMart	Gasoline Stations	Term Loan	Prime plus 2.75%	10/25/2036	938.3	881.9	888.7	0.53%
28 Cornelia Street Properties, LLC and Zouk, Ltd.dba Palma	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/25/2021	22.5	16.9	16.8	0.01%
C & G Engines Corp.	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	9/30/2021	1,041.5	773.8	726.5	0.44%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Robert E. Caves, Sr. and American Plank dba Caves Enterprises	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/30/2021	302.5	224.8	221.6	0.13%
PTK, Incorporated dba Night N Day 24 HR Convenience Store	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/30/2036	137.5	129.0	130.2	0.08%
39581 Garfield, LLC and Tri County Neurological Associates, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2036	83.3	78.1	79.5	0.05%
39581 Garfield, LLC and Tricounty Neurological Associates, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2036	28.5	26.6	27.1	0.02%
Big Apple Entertainment Partners, LLC dba Ripley's Believe it or Not	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2021	1,070.0	792.3	721.8	0.43%
Polymer Sciences, Inc. dba Polymer Sciences, Inc.	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/28/2036	422.6	396.8	403.0	0.24%
Equity National Capital LLC & Chadbourne Road Capital, LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	9/26/2021	62.5	46.5	43.4	0.03%
Bryan Bantry Inc.	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/8/2021	400.0	203.3	185.3	0.11%
SBR Technologies d/b/a Color Graphics	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/31/2021	806.2	586.2	572.0	0.34%
Gator Communications Group, LLC dba Harvard Printing Group	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	8/31/2021	575.0	437.3	423.9	0.25%
Michael S. Decker & Janet Decker dba The Hen House Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/30/2036	16.4	15.4	15.4	0.01%
Qycell Corporation	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	8/19/2021	187.5	130.4	129.9	0.08%
Trademark Equipment Company Inc. and David A. Daniel	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	8/19/2036	133.6	125.1	125.1	0.08%
A & A Auto Care, LLC d/b/a A & A Auto Care, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/12/2036	101.0	94.8	96.2	0.06%
Valiev Ballet Academy, Inc.	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	8/12/2036	91.5	85.7	85.2	0.05%
LaHoBa, LLC d/b/a Papa John's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/3/2036	77.5	72.1	73.5	0.04%
Kelly Chon, LLC dba Shi-Golf	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	7/29/2021	17.5	9.4	9.4	0.01%
MTV Bowl, Inc. dba Legend Lanes	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/30/2036	248.5	232.3	234.7	0.14%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Lisle Lincoln II Limited Partnership dba Lisle Lanes LP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/29/2036	338.1	326.7	335.6	0.20%
Jenny's Wunderland, Inc.	Social Assistance	Term Loan	Prime plus 2.75%	6/29/2036	160.5	150.4	151.2	0.09%
Lavertue Properties, LLP dba Lavertue Properties	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/29/2036	44.8	42.0	43.1	0.03%
Spire Investment Partners, LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/22/2021	250.0	180.6	172.4	0.10%
Custom Software, Inc. a Colorado Corporation dba M-33 Access	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/17/2021	426.0	320.4	320.1	0.19%
Red Star Incorporated dba Pro Import Company	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/15/2036	184.8	172.8	175.9	0.11%
Pierce Developments, Inc. dba Southside Granite	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/13/2036	256.1	239.1	240.4	0.14%
Major Queens Body & Fender Corp.	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/10/2021	28.6	20.9	20.9	0.01%
J&K Fitness, LLC dba Physiques Womens Fitness Center	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/8/2036	449.3	421.0	428.6	0.26%
Peanut Butter & Co., Inc. d/b/a Peanut Butter & Co.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/3/2021	65.5	45.8	43.8	0.03%
Fleming Marketing, LLC dba Instant Imprints of Longmont	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/31/2021	7.5	5.4	5.3	—%
Demand Printing Solutions, Inc. and MLM Enterprises, LLC d/b/a Demand	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/27/2021	16.5	11.8	11.9	0.01%
Modern on the Mile, LLC dba Ligne Roset	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	5/25/2021	212.5	151.2	148.2	0.09%
MSM Healthcare Solutions, Inc. d/b/a BrightStar Care of Tinley Park	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/26/2021	46.0	32.5	31.0	0.02%
Music Mountain Water Company, LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	4/25/2036	138.1	128.2	131.7	0.08%
Profile Performance, Inc. and Eidak Real Estate, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/20/2036	127.5	118.6	121.8	0.07%
Northwind Outdoor Recreation, Inc. dba Red Rock Wilderness Store	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/18/2036	129.5	120.4	123.7	0.07%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
3 A Realty, LLC dba Interior Climate Solutions, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/13/2036	170.0	157.6	158.6	0.10%
Maciver Corporation dba Indie Rentals	Rental and Leasing Services	Term Loan	Prime plus 2.75%	4/4/2021	625.0	440.3	437.5	0.26%
Danjam Enterprises, LLC dba Ariel Dental Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/30/2021	3.8	2.7	2.7	—%
Danjam Enterprises, LLC dba Ariel Dental Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/29/2023	93.0	71.0	70.6	0.04%
Michael S. Korfe dba North Valley Auto Repair	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/24/2036	15.5	14.4	14.8	0.01%
Actknowledge, Inc. dba Actknowledge	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/21/2021	57.3	40.1	38.2	0.02%
Stamford Car Wash d/b/a Stamford Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/11/2036	19.7	18.3	18.8	0.01%
Food & Beverage Associates Of N.J. Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/11/2021	10.0	6.8	6.8	—%
Key Products I&II, Inc. dba Dunkin' Donuts/Baskin-Robbins	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/10/2021	153.0	107.0	103.1	0.06%
Stephen Frank, Patricia Frank and Suds Express, LLC dba Frank Chiropra	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/25/2023	63.0	45.9	46.1	0.03%
SuzyQue’s, LLC dba Suzy Que’s	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/11/2036	61.0	56.7	58.0	0.03%
Little People’s Village, LLC dba Little People’s Village	Social Assistance	Term Loan	Prime plus 2.75%	1/31/2036	31.1	28.7	29.5	0.02%
Seagate Group Holdings, Inc. dba Seagate Logistics, Inc.	Support Activities for Transportation	Term Loan	Prime plus 2.75%	1/28/2036	113.4	104.7	107.5	0.06%
Joseph the Worker, Inc. d/b/a BrightStar of Plymouth County	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/28/2021	12.5	8.6	8.2	—%
Nicholas Dugger dba TNDV: Television LLC.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/24/2021	100.8	70.5	67.3	0.04%
Metro Used Cars Inc. dba Metro Auto Center	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	1/14/2027	117.6	98.5	98.6	0.06%
Patrageous Enterprises, LLC dba Incredibly Edible Delites of Laurel	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/29/2020	7.6	5.1	4.8	—%
Chickamauga Properties, Inc., MSW Enterprises, LLP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/22/2035	189.5	174.9	179.6	0.11%
Chickamauga Properties, Inc., MSW Enterprises, LLP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/22/2035	74.3	68.9	70.7	0.04%
Marine Container Services, Inc. & Management Consulting Brokerage, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	12/21/2020	50.3	33.8	33.8	0.02%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Shree OM Lodging, LLC dba Royal Inn	Accommodation	Term Loan	Prime plus 2.75%	12/17/2035	27.7	25.5	26.0	0.02%
Svetavots Corporation dba Brightstar Healthcare of Montgomery County	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/13/2020	20.5	13.8	13.1	0.01%
Lodin Medical Imaging, LLC dba Watson Imaging Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/1/2020	66.4	43.5	43.4	0.03%
Robert F. Schuler and Lori A. Schuler dba Bob’s Service Center	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/30/2035	34.0	31.3	32.1	0.02%
Justforfungames, Inc.	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	11/19/2035	50.0	45.3	46.4	0.03%
Any Garment Cleaner-East Brunswick, Inc. dba Any Garment Cleaner	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/18/2020	42.5	23.7	23.7	0.01%
Lebenthal Holdings, LLC and Lebenthal & Co., LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	11/16/2020	200.0	133.4	127.2	0.08%
West Cobb Enterprises, Inc. and Advanced Eye Associates, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/12/2035	148.7	136.9	138.2	0.08%
R2 Tape, Inc. dba Presto Tape	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	10/20/2020	224.4	148.2	147.4	0.09%
Lincoln Park Physical Therapy	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/20/2020	43.5	28.6	28.6	0.02%
Jade Automotive d/b/a Sears Hometown Store	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	10/6/2035	146.6	135.0	138.6	0.08%
Stamford Property Holdings, LLC & Stamford Car Wash, LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/4/2035	122.5	113.2	116.2	0.07%
Wise Forklift Inc.	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/1/2020	296.9	190.2	190.2	0.11%
Elan Realty, LLC and Albert Basse Asociates, Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	9/30/2035	228.2	209.1	214.5	0.13%
K9 Bytes, Inc. & Epazz, Inc. dba K9 Bytes, Inc.	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	9/30/2020	18.5	12.0	11.5	0.01%
Success Express, Inc. dba Success Express	Couriers and Messengers	Term Loan	Prime plus 2.75%	9/29/2020	91.8	59.6	56.8	0.03%
Adams & Hancock, LLC dba Brightstar Overland Park & Jordon & Pippen, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/27/2020	19.8	8.0	8.0	—%
Modern Manhattan, LLC	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	9/20/2020	204.0	133.1	127.6	0.08%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Dirk's Trucking, LLC dba Dirk's Trucking	Truck Transportation	Term Loan	Prime plus 2.75%	9/17/2020	17.7	11.4	11.1	0.01%
Newsome Trucking Inc. and Kevin Newsome	Truck Transportation	Term Loan	Prime plus 2.75%	9/2/2035	423.1	387.7	397.9	0.24%
California College of Communications, Inc.	Educational Services	Term Loan	Prime plus 2.75%	11/2/2020	172.5	113.9	108.6	0.07%
Rudy & Louise Chavez dba Clyde's Auto and Furniture Upholstery	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/2/2035	50.1	45.9	47.1	0.03%
DDLK Investments, LLC d/b/a Smoothie King	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/30/2020	7.5	4.5	4.5	—%
Kino Oil of Texas, LLC dba Kino Oil	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/27/2020	60.0	38.5	36.7	0.02%
Kino Oil of Texas, LLC dba Kino Company	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/27/2035	12.0	10.8	11.1	0.01%
Planet Verte, LLC d/b/a Audio Unlimited	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/20/2020	40.0	25.8	24.7	0.01%
Sunmar, Inc. dba Creative Cooking	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/19/2035	51.7	47.4	48.6	0.03%
Members Only Software	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/30/2020	40.3	25.7	25.1	0.02%
New Life Holdings, LLC and Certified Collision Services, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/29/2035	76.2	68.7	69.8	0.04%
Quest Logic Investments, LLC dba Dairy Queen	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2035	105.0	95.8	98.6	0.06%
ActKnowledge, Inc dba ActKnowledge	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/30/2020	50.0	31.4	31.5	0.02%
I-90 RV & Auto Supercenter	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/29/2035	74.9	68.2	70.3	0.04%
WeaverVentures, Inc. dba The UPS Store	Postal Service	Term Loan	Prime plus 2.75%	7/28/2020	23.8	15.1	14.7	0.01%
Zouk, Ltd. dba Palma	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/25/2020	27.5	17.7	17.7	0.01%
CJ Park Inc. dba Kidville Midtown West	Educational Services	Term Loan	Prime plus 2.75%	6/25/2020	26.4	13.3	12.9	0.01%
Emotion in Motion Dance Center Limited Liability Company	Personal and Laundry Services	Term Loan	Prime plus 2.75%	7/25/2020	5.4	2.7	2.7	—%
H.H. Leonards Trust and Potomac Fund, LLC	Accommodation	Term Loan	Prime plus 2.75%	7/23/2020	62.0	24.0	24.0	0.01%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
B&B Fitness and Barbell, Inc. dba Elevations Health Club	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/22/2035	242.1	221.5	226.4	0.14%
Tanner Optical Inc. dba Murphy Eye Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/22/2035	94.6	86.6	88.0	0.05%
M & H Pine Straw, Inc. and Harris Maloy	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	7/10/2020	67.5	42.8	42.3	0.03%
Excel RP, Inc./Kevin and Joann Foley	Machinery Manufacturing	Term Loan	Prime plus 2.75%	7/8/2028	50.0	42.1	42.8	0.03%
ValleyStar, Inc. dba BrightStar Healthcare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2020	7.5	4.7	4.6	—%
ValleyStar, Inc. dba BrightStar HealthCare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2020	0.6	3.8	3.7	—%
Atlanta Vascular Research Organization, Inc. dba Atlanta Vascular Found	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/6/2020	24.3	15.6	15.6	0.01%
Diag, LLC dba Kidville	Educational Services	Term Loan	Prime plus 2.75%	6/21/2020	37.5	23.1	22.5	0.01%
Danjam Enterprises, LLC dba Ariel Dental Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/31/2035	204.0	185.2	188.7	0.11%
M & H Pine Straw, Inc. and Harris L. Maloy	Support Activities for Agriculture and Forestry	Term Loan	6%	4/30/2020	183.3	111.8	110.5	0.07%
Clearbay Enterprises, Inc. dba First Class Kennels	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/30/2034	60.0	53.9	55.4	0.03%
New Economic Methods, LLC dba Rita's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2020	24.8	1.1	1.1	—%
Cocoa Beach Parasail Corp. dba Cocoa Beach Parasail	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/26/2020	6.3	3.8	3.7	—%
Marine Container Services, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	4/25/2020	142.6	76.4	76.4	0.05%
JRJG, Inc. dba BrightStar HealthCare-Naperville/Oak Brook	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/23/2020	15.0	9.1	8.9	0.01%
Caring Hands Pediatrics, P.C. dba Caring Hands Pediatrics	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/9/2020	14.5	8.9	8.6	0.01%
Vortex Automotive, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/5/2035	76.6	69.4	71.0	0.04%
Adams and Hancock, LLC dba BrightStar Overland Park	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/31/2020	43.6	21.6	21.1	0.01%
ATC Fitness, LLC dba Around the Clock Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2019	15.0	8.0	8.0	—%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Lahoba, LLC dba Papa John's Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/30/2034	42.5	38.4	39.2	0.02%
Music Mountain Water Company, LLC dba Music Mountain Water Co.	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	12/29/2019	185.4	107.6	107.7	0.06%
Animal Intrusion Prevention Systems Holding Company, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/29/2024	126.5	94.9	94.4	0.06%
Bonet Kidz Inc. dba Kidville	Educational Services	Term Loan	Prime plus 2.75%	3/16/2020	15.5	6.4	6.3	—%
CMA Consulting dba Construction Management Associates	Construction of Buildings	Term Loan	Prime plus 2.75%	12/11/2019	58.5	32.9	32.0	0.02%
David A. Nusblatt, D.M.D, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/11/2019	9.0	5.2	5.2	—%
KMC RE, LLC & B&B Kennels	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/19/2034	58.3	52.4	53.5	0.03%
Demand Printing Solutions, Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	12/12/2019	10.0	5.7	5.7	—%
Planet Verte, LLC dba Audio Unlimited of Oceanside	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/28/2019	57.0	32.2	31.4	0.02%
Demand Printing Solutions, Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	10/29/2034	147.5	132.4	136.1	0.08%
Lebenthal Holdings, LLC and Lebenthal & Co., LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/29/2019	500.0	53.0	52.5	0.03%
Supreme Screw Products, Inc. and Misha Migdal	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	4/17/2019	308.2	152.5	152.5	0.09%
Gray Tree Service, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/18/2018	50.0	23.7	23.7	0.01%
Healthcare Interventions, Inc. dba Brightstar HealthCare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/15/2016	8.3	1.4	1.4	—%
Envy Salon & Spa, LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/4/2018	20.3	9.4	9.3	0.01%
Gourmet to You, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2019	12.1	5.7	5.7	—%
Carnagron, LLC dba GearBling	Apparel Manufacturing	Term Loan	Prime plus 2.75%	11/1/2018	6.9	3.1	3.1	—%
Grapevine Professional Services, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/22/2019	8.2	3.8	3.7	—%
Inflate World Corporation	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/30/2018	7.5	2.6	2.6	—%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Cool Air Solutions, Inc. dba Graham Heating & Air Conditioning	Specialty Trade Contractors	Term Loan	Prime plus 2%	12/27/2018	411.5	190.3	187.0	0.11%
Peter Thomas Roth Labs, LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/26/2018	425.0	189.0	188.5	0.11%
Dream Envy, Ltd. d/b/a Massage Envy	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/9/2018	88.0	39.8	39.7	0.02%
K & D Family and Associates, Inc. dba Philly Pretzel Factory	Food and Beverage Stores	Term Loan	Prime plus 2.75%	8/5/2018	81.3	35.2	35.2	0.02%
Seven Stars Enterprises, Inc. dba Atlanta Bread Company	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2018	86.3	36.0	36.0	0.02%
CBA D&A Pope, LLC dba Christian Brothers Automotive	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/14/2018	144.9	61.5	61.3	0.04%
Gilbert Chiropractic Clinic, Inc.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/7/2018	22.5	9.1	9.1	0.01%
Beer Table, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/8/2018	10.5	3.7	3.7	—%
D & D's Divine Beauty School of Esther, LLC	Educational Services	Term Loan	6%	8/1/2031	57.7	53.9	55.4	0.03%
Daniel S. Fitzpatrick dba Danny's Mobile Appearance Reconditioning Service	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/29/2018	9.4	3.7	3.7	—%
Burks & Sons Development, LLC dba Tropical Smoothie Café	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/22/2018	49.8	19.6	19.7	0.01%
Shivsakti, LLC dba Knights Inn	Accommodation	Term Loan	Prime plus 2.75%	12/20/2032	92.5	78.9	81.2	0.05%
Bliss Coffee and Wine Bar, LLC	Food Services and Drinking Places	Term Loan	6%	3/19/2018	87.5	73.0	72.8	0.04%
Zog Inc.	Other Information Services	Term Loan	6%	3/17/2018	97.5	81.9	81.6	0.05%
Saan M.Saelee dba Saelee's Delivery Service	Truck Transportation	Term Loan	Prime plus 2.75%	3/12/2018	9.8	3.9	3.9	—%
A & A Acquisition, Inc. dba A & A International	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	2/15/2018	100.0	37.7	37.7	0.02%
Enewhere Custom Canvas, LLC	Textile Product Mills	Term Loan	Prime plus 2.75%	2/15/2018	12.0	4.7	4.7	—%
All American Printing	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	10/26/2032	69.8	40.1	41.3	0.02%
Seo's Paradise Cleaners, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/19/2018	9.8	3.2	3.2	—%
Signs of Fortune, LLC dba FastSigns	Miscellaneous Manufacturing	Term Loan	Prime plus 2.5%	4/3/2023	434.4	349.6	348.7	0.21%
Margab, Inc. dba Smoothie King	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/28/2017	44.0	16.2	16.1	0.01%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Ameritocracy, Inc dba Ben and Jerry's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/18/2017	168.8	59.7	59.7	0.04%
RCB Enterprises, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/18/2017	21.2	9.6	9.5	0.01%
Timothy S. Strange dba Strange's Mobile Apperance Reconditioning Service	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/17/2017	8.5	2.4	2.4	—%
Parties By Pat, Inc. and Jose M. Martinez Jr.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/11/2017	93.1	33.4	33.2	0.02%
Tammy's Bakery, Inc. dba Tammy's Bakery	Food Manufacturing	Term Loan	Prime plus 2.75%	12/10/2017	71.8	26.7	26.5	0.02%
Maria C. Sathre and David N. Sathre dba Black Forest Liquor Store	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/28/2017	18.6	6.6	6.6	—%
The Design Shop, LLC	Textile Mills	Term Loan	Prime plus 2.75%	11/27/2027	247.5	191.9	196.0	0.12%
MJ Mortgage & Tax Services, Inc.	Credit Intermediation and Related Activities	Term Loan	Prime plus 2.75%	11/14/2017	6.9	2.3	2.3	—%
Kings Laundry, LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/30/2017	64.5	23.0	23.0	0.01%
Quality Engraving Services Inc. and Ian M. Schnaitman	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	10/17/2017	15.0	5.3	5.3	—%
Flourishing Fruits, LLC dba Edible Arrangements	Food Manufacturing	Term Loan	Prime plus 2.75%	12/29/2017	21.1	5.6	5.6	—%
Louis B. Smith dba LAQ Funeral Coach	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/15/2017	12.6	4.3	4.3	—%
Flint Batteries, LLC dba Batteries Plus of Flint	General Merchandise Stores	Term Loan	Prime plus 2.75%	8/29/2017	9.0	2.6	2.6	—%
1911 East Main Street Holdings, Corp.	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2032	15.8	13.3	13.7	0.01%
Metano IBC Services, Inc. and Stone Brook Leasing, LLC	Rental and Leasing Services	Term Loan	Prime plus 2.75%	8/17/2017	315.0	87.2	87.3	0.05%
Mala Iyer, MD dba Child and Family Wellness Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/11/2017	50.0	16.8	16.8	0.01%
South Dade Restoration Corp. dba Servpro of Kendall/Pinecrest	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/10/2016	61.8	11.5	11.5	0.01%
Twietmeyer Dentistry PA	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/30/2017	148.9	47.1	47.1	0.03%
Lynden Evans Clarke, Jr.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/16/2017	10.0	2.9	2.9	—%
Water Works Laundromat, LLC	Personal and Laundry Services	Term Loan	Prime plus 2.25%	9/7/2027	267.3	204.5	203.0	0.12%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
L.C.N. Investments, L.L.C. dba Max Muscle Sports Nutrition	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	5/27/2017	12.8	3.3	3.3	—%
Dave Kris, and MDK Ram Corp.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/5/2026	221.0	37.6	38.3	0.02%
Saul A. Ramirez and Norma L. Trujillo	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/31/2017	6.0	1.6	1.6	—%
Eric R. Wise, D.C. dba Jamacha-Chase Chiropractic	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/30/2017	15.6	1.2	1.2	—%
No Thirst Software, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/26/2017	6.8	1.5	1.5	—%
Zeroln Media, LLC	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	4/25/2017	7.5	2.2	2.2	—%
CCIPTA, LLC	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	1/17/2017	47.0	3.0	3.0	—%
Gill Express Inc. dba American Eagle Truck Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	1/5/2027	286.9	213.1	217.6	0.13%
Kyoshi Enterprises, LLC	Educational Services	Term Loan	Prime plus 2.75%	12/29/2016	22.5	5.8	5.8	—%
Spain Street, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/29/2017	63.0	4.5	4.5	—%
Aillaud Enterprises, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/29/2017	13.8	0.9	0.9	—%
Nora A. Palma and Julio O Villcas	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/27/2017	56.3	3.1	3.1	—%
Jojan, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.25%	12/18/2031	204.8	41.0	40.7	0.02%
Misri Liquors, Inc.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/18/2016	67.5	16.7	16.7	0.01%
Contractors Pumping Service, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/3/2016	9.9	0.9	0.9	—%
Vincent Allen Fleece dba Living Well Accessories and Water Camel	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/1/2016	3.8	0.8	0.8	—%
Houk Enterprises, Inc. d/b/a Max Muscle	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	10/27/2019	46.3	8.1	8.2	—%
Smooth Grounds, Inc.	Food Services and Drinking Places	Term Loan	7.75%	10/11/2016	64.5	39.3	39.3	0.02%
Barr-None Coating Applicators, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/20/2016	113.8	5.3	5.3	—%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Nelson Financial Services, LLC	Scenic and Sightseeing Transportation	Term Loan	Prime plus 2.75%	9/2/2016	57.0	3.0	3.0	—%
A + Quality Home Health Care, Inc.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/1/2016	22.5	1.7	1.7	—%
Flint Batteries, LLC	General Merchandise Stores	Term Loan	Prime plus 2.75%	7/21/2016	46.9	7.9	7.9	—%
Tesserah Tile Design, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2016	7.1	1.1	1.1	—%
It's A Buffalo	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/26/2016	219.8	39.6	39.6	0.02%
Pro Levin Yoga, Incorporated d.b.a. Bikram's Yoga College	Educational Services	Term Loan	Prime plus 2.75%	5/12/2016	16.4	3.1	3.1	—%
Cocoa Beach Parasail Corp.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/5/2016	8.9	1.6	1.6	—%
Maynard Enterprises, Inc.	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	3/22/2016	22.5	1.4	1.4	—%
Fran-Car Corporation dba Horizon Landscape Management	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/3/2028	407.8	179.8	184.0	0.11%
Head To Toe Personalized Pampering, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/27/2031	52.0	9.8	10.0	0.01%
Olympia Fields Eyecare, Ltd.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/12/2016	15.0	1.9	1.9	—%
Spencer Fitness, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/11/2016	6.0	0.3	0.3	—%
Maxwell Place, LLC	Nursing and Residential Care Facilities	Term Loan	6%	12/1/2015	1,076.8	861.1	860.1	0.52%
Hillside Fence Company, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.25%	2/1/2020	206.5	61.5	61.2	0.04%
The K Dreyer Company	General Merchandise Stores	Term Loan	Prime plus 2.75%	12/20/2015	62.5	2.0	2.0	—%
Tuan D. Dang, OD, PA	Ambulatory Health Care Services	Term Loan	Prime plus 2.25%	12/7/2015	77.0	11.4	11.4	0.01%
Christopher F. Bohon & Pamela D. Bohon	Social Assistance	Term Loan	Prime plus 2.75%	10/28/2026	14.2	3.7	3.8	—%
Champion Pest Control Systems, Inc.	Administrative and Support Services	Term Loan	6%	10/20/2015	39.0	4.0	4.0	—%
JackRabbit Sports, Inc.	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	10/13/2015	125.0	14.1	14.0	0.01%
Polaris Press, LLC	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	9/29/2015	21.5	0.7	0.7	—%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Shree Om Lodging, LLC dba Royal Inn	Accommodation	Term Loan	Prime plus 2.75%	5/2/2030	333.3	67.1	68.9	0.04%
Jenchad, Inc and Chadjen, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.125%	4/7/2025	462.5	55.9	55.2	0.03%
Pedzik's Pets, LLC	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	3/31/2030	53.5	9.9	10.1	0.01%
Nancy Carapelluci & A & M Seasonal Corner Inc.	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/1/2025	106.9	17.1	17.4	0.01%
Saralar Corporated dba The UPS Store #5232	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	1/21/2015	40.3	0.1	0.1	—%
Major Queens Body & Fender Corp.	Repair and Maintenance	Term Loan	Prime plus 3.75%	12/17/2014	71.1	0.1	—	—%
Moonlight Multi Media Production, Inc.	Other Information Services	Term Loan	5.3%	2/1/2025	19.7	4.5	4.6	—%
McCallister Venture Group, LLC and Maw's Vittles, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/30/2029	75.0	12.8	13.1	0.01%
Computer Renaissance dba Dante IT Services, Inc.	Electronics and Appliance Stores	Term Loan	Prime plus 3.75%	3/1/2018	100.0	3.8	3.9	—%
Prince Co., Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 1.5%	3/18/2029	187.5	31.7	30.0	0.02%
Chong Hun Im dba Kim's Market	Food and Beverage Stores	Term Loan	Prime plus 2.5%	2/27/2024	80.0	11.4	11.5	0.01%
H & G Investments, L.C. dba Kwick Kar Josey Lane	Repair and Maintenance	Term Loan	5%	12/22/2028	317.5	92.1	88.7	0.05%
John B. Houston Funeral Home, Inc. dba George E. Cushnie Funeral Home	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/19/2028	78.8	13.7	14.0	0.01%
Center-Mark Car Wash, Ltd	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/18/2024	221.3	33.5	34.0	0.02%
Shuttle Car Wash, Inc. dba Shuttle Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.25%	11/10/2028	109.8	19.1	19.0	0.01%
Akshar Group, LLC	Accommodation	Term Loan	6%	11/5/2028	321.3	54.2	55.6	0.03%
Min Hui Lin	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/30/2028	134.3	19.5	20.0	0.01%
Delta Partners, LLC dba Delta Carwash	Repair and Maintenance	Term Loan	Prime plus 2.5%	4/5/2029	280.9	47.1	47.5	0.03%
Oz B. Zamir dba Zamir Marble & Granite	Specialty Trade Contractors	Term Loan	Prime plus 2.5%	8/6/2028	54.0	9.2	9.3	0.01%
D & M Seafood, LLC d/b/a Rick's Seafood	Food Manufacturing	Term Loan	Prime plus 2.75%	10/10/2015	400.0	1.5	1.5	—%
Rama, Inc. dba Staybridge Suites	Accommodation	Term Loan	Prime plus 2%	4/18/2026	750.0	445.9	437.4	0.26%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
B & J Manufacturing Corporation and Benson Realty Trust	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2%	3/30/2021	250.0	26.2	25.9	0.02%
RAB Services, Inc. & Professional Floor Installations	Specialty Trade Contractors	Term Loan	Prime plus 2.5%	1/31/2023	62.5	8.8	8.9	0.01%
Taste of Inverness, Inc. dba China Garden	Food Services and Drinking Places	Term Loan	Prime plus 2%	6/29/2025	73.8	10.4	10.2	0.01%
Ralph Werner dba Werner Transmissions	Gasoline Stations	Term Loan	Prime plus 2.75%	12/29/2021	26.6	3.1	3.1	—%
M. Krishna, Inc. dba Super 8 Motel	Accommodation	Term Loan	Prime plus 2%	3/20/2025	250.0	11.1	11.0	0.01%
OrthoQuest, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2%	3/12/2022	56.8	6.0	5.9	—%
CPN Motel, LLC dba American Motor Lodge	Accommodation	Term Loan	Prime plus 2.25%	4/30/2024	379.0	37.1	36.9	0.02%
Track Side Collision & Tire, Inc.	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/16/2025	44.8	5.7	5.8	—%
Duttakrupa, LLC dba Birmingham Motor Court	Accommodation	Term Loan	Prime plus 2.25%	9/8/2023	98.8	14.4	14.3	0.01%
Deesha Corporation, Inc. dba Best Inn & Suites	Accommodation	Term Loan	Prime plus 2.25%	2/14/2025	250.0	32.5	32.3	0.02%
Maruti, Inc.	Accommodation	Term Loan	Prime plus 2.25%	11/25/2024	220.0	30.3	30.1	0.02%
Willington Hills Equestrian Center, LLC	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	10/19/2022	85.0	13.7	13.8	0.01%
LABH, Inc. t/a Ramada Ltd.	Accommodation	Term Loan	Prime plus 2.25%	9/27/2024	555.0	48.8	48.5	0.03%
Randall D. & Patricia D. Casaburi dba Pat's Pizzazz	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	3/13/2023	68.8	8.7	8.9	0.01%
Gain Laxmi, Inc. dba Super 8 Motel	Accommodation	Term Loan	Prime plus 2.25%	5/31/2023	202.5	24.9	24.8	0.01%
Naseeb Corporation	Accommodation	Term Loan	Prime plus 2.25%	3/31/2024	402.5	36.2	36.0	0.02%
La Granja Live Poultry Corp.	Food Manufacturing	Term Loan	Prime plus 2.75%	8/26/2018	54.0	3.8	3.8	—%
Stillwell Ave Prep School	Social Assistance	Term Loan	Prime plus 2.75%	1/14/2023	72.0	8.0	8.1	—%
Karis, Inc.	Accommodation	Term Loan	Prime plus 2%	12/22/2023	148.8	16.6	16.3	0.01%
Five Corners, Ltd.	Gasoline Stations	Term Loan	Prime plus 2.75%	12/11/2019	85.0	7.4	7.5	—%
Mimoza LLC, dba Tally Ho Inn	Food Services and Drinking Places	Term Loan	Prime plus 2.25%	10/7/2023	105.0	13.4	13.3	0.01%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Alyssa Corp dba Knights Inn	Accommodation	Term Loan	Prime plus 2.25%	9/30/2023	350.0	46.1	45.8	0.03%
Bhailal Patel dba New Falls Motel	Accommodation	Term Loan	Prime plus 2.75%	3/27/2023	100.0	5.4	5.4	—%
Pegasus Automotive, Inc.	Gasoline Stations	Term Loan	Prime plus 2.75%	12/23/2022	112.5	13.8	14.0	0.01%
Delyannis Iron Works	Fabricated Metal Product Manufacturing	Term Loan	6%	12/8/2022	16.0	1.8	1.8	—%
P. Agrino, Inc. dba Andover Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/18/2021	150.0	14.6	14.8	0.01%
Golden Elevator Co., Inc.	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	1/31/2022	50.0	2.6	2.7	—%
Mohamed Live Poultry Inc.	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	12/6/2021	36.8	4.0	4.0	—%
RJS Service Corporation	Gasoline Stations	Term Loan	Prime plus 2.75%	8/20/2021	79.0	8.4	8.5	0.01%
Chez RuRene Bakery	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/20/2017	150.0	49.4	51.0	0.03%
Total Performing SBA Unguaranteed Investments					$144,082.5	$121,505.9	$115,175.0	69.21%

Non-Performing SBA Unguaranteed Investments (3)
United Woodworking, Inc.	Wood Product Manufacturing	Term Loan	6%	12/20/2022	17.3	13.6	13.2	0.01%
Top Class, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/29/2020	4.7	3.3	—	—%
Top Class, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/28/2016	5.0	1.3	0.4	—%
Tequila Beaches, LLC dba Fresco Restaurant	Food Services and Drinking Places	Term Loan	6%	9/16/2021	21.0	15.8	11.8	0.01%
* Stormwise South Florida dba Stormwise Shutters	Specialty Trade Contractors	Term Loan	6%	11/7/2036	427.5	412.0	347.8	0.21%
* Stormwise South Florida dba Stormwise Shutters	Specialty Trade Contractors	Term Loan	6%	11/7/2036	204.0	201.6	172.2	0.10%
Sheikh M Tariq dba Selbyville Foodrite	Gasoline Stations	Term Loan	Prime plus 2.75%	3/13/2023	63.1	48.4	36.3	0.02%
Shamrock Jewelers, Inc.	Clothing and Clothing Accessories Stores	Term Loan	6%	12/14/2016	90.5	23.6	22.8	0.01%
Pyramid Real Estate Holdings, LLC dba Hoteps	Food Services and Drinking Places	Term Loan	6%	10/7/2022	12.7	8.9	8.8	0.01%
Pure Water Innovations, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/6/2016	3.4	1.0	1.0	—%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Professional Systems, LLC and Professional Cleaning	Administrative and Support Services	Term Loan	6%	7/30/2020	159.4	132.1	58.4	0.04%
Parth Dev, Ltd dba Amerihost Inn Hotel-Kenton	Accommodation	Term Loan	5.25%	10/3/2028	54.9	38.3	18.7	0.01%
Our Two Daughters LLC dba Washington's Restaurant	Food Services and Drinking Places	Term Loan	6%	6/18/2026	225.0	170.3	13.8	0.01%
Morris Glass and Construction	Specialty Trade Contractors	Term Loan	6%	3/7/2021	49.8	44.8	0.8	—%
Momentum Medical Group, Inc.	Ambulatory Health Care Services	Term Loan	7.75%	9/30/2015	244.2	159.7	5.0	—%
Midway Plaza 6, LLC & Adventure World Family Fun Center, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	6%	12/19/2029	200.0	167.6	134.0	0.08%
Lucil Chhor dba Baja Fresh #159	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/28/2022	49.1	30.0	15.4	0.01%
Las Torres Development, LLC dba Houston Event Centers	Real Estate	Term Loan	Prime plus 2.75%	8/27/2028	405.8	391.6	378.2	0.23%
Lamson and Goodnow Manufacturing Co. and Lamson and Goodnow, LLC	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/28/2037	197.1	187.0	116.1	0.07%
Krishna of Orangeburg, Inc.	Accommodation	Term Loan	6%	2/20/2032	41.8	10.3	10.0	0.01%
J Olson Enterprises LLC and Olson Trucking Direct, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	6/28/2025	737.6	704.5	692.4	0.42%
Hot Buckles, Inc.	Apparel Manufacturing	Term Loan	Prime plus 2.75%	6/27/2018	57.6	26.9	25.9	0.02%
Harrelson Materials Management, Inc.	Waste Management and Remediation Services	Term Loan	6%	6/24/2021	537.5	470.0	108.1	0.06%
Hampton's Restaurant Holding Company, LLC/Hampton's Restaurant #1, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2023	398.0	255.7	20.4	0.01%
Goetzke Chiropractic, Inc.	Ambulatory Health Care Services	Term Loan	6%	10/25/2017	7.3	3.1	0.6	—%
Franvest, Inc. dba Texas Hydro-Equipment Co.	Chemical Manufacturing	Term Loan	6%	8/23/2018	125.0	119.3	99.5	0.06%
Feinman Mechanical, LLC	Specialty Trade Contractors	Term Loan	6%	9/28/2028	323.0	305.2	70.6	0.04%
E & I Holdings, LP & PA Farm Products, LLC	Food Manufacturing	Term Loan	6%	4/30/2030	1,248.8	1,238.0	481.4	0.29%
Dixie Transport, Inc. & Johnny D. Brown & Jimmy Brown & Maudain Brown	Support Activities for Transportation	Term Loan	5.25%	12/28/2035	145.9	144.6	53.1	0.03%
Dill Street Bar and Grill, Inc. and WO Entertainment, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/27/2027	122.9	112.3	41.7	0.03%
Design Video Communciations, Inc.	Professional, Scientific, and Technical Services	Term Loan	6%	2/18/2036	92.4	19.0	6.8	—%
D'Elia Auto Repair Inc. dba D'Elia Auto Body	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/26/2023	15.0	13.9	2.2	—%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
DC Realty, LLC dba FOGO Data Centers	Professional, Scientific, and Technical Services	Term Loan	6%	3/23/2037	778.0	757.0	718.6	0.43%
DC Realty, LLC dba FOGO Data Centers	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/23/2022	376.0	258.5	245.4	0.15%
Crystal K. Bruens dba Howards Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/20/2020	6.2	2.8	2.8	—%
Bamboo Palace, Inc.	Food Services and Drinking Places	Term Loan	6%	11/20/2022	56.7	40.2	38.9	0.02%
Baker Sales, Inc. d/b/a Baker Sales, Inc.	Nonstore Retailers	Term Loan	6%	3/29/2036	490.0	467.0	406.5	0.24%
AWA Fabrication & Construction, LLC	Fabricated Metal Product Manufacturing	Term Loan	6%	4/30/2025	152.2	34.8	7.2	—%
AUM Estates, LLC and Sculpted Figures Plastic Surgery, Inc.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/12/2023	87.5	83.7	—	—%
AUM Estates, LLC and Sculpted Figures Plastic Surgery Inc.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/14/2038	618.7	603.9	355.2	0.21%
Dr. Francis E. Anders, DVM	Professional, Scientific, and Technical Services	Term Loan	6%	8/9/2015	4.6	1.6	1.6	—%
Elite Treats Enterprises, Inc. dba Rochelle Dairy Queen	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/24/2032	141.3	131.5	122.7	0.07%
LRCSL, LLC dba Daybreak Fruit and Vegetable Company	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/28/2021	75.1	53.0	32.6	0.02%
Harry B Gould dba Lake Athens Marina and Bait Shop	Accommodation	Term Loan	Prime plus 2.75%	12/28/2025	132.9	116.2	112.3	0.07%
* The Alba Financial Group, Inc.	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	11/13/2015	16.2	8.0	7.7	—%
* Milliken and Milliken, Inc. dba Milliken Wholesale Distribution	Merchant Wholesalers, Durable Goods	Term Loan	6%	6/10/2036	191.0	157.1	135.3	0.08%
* Almeria Marketing 1, Inc.	Personal and Laundry Services	Term Loan	7.75%	10/15/2015	10.2	5.0	4.8	—%
* Whirlwind Car Wash, Inc.	Repair and Maintenance	Term Loan	Prime plus 2%	4/9/2029	31.5	24.0	20.0	0.01%
* West Experience, Inc., West Mountain Equipment Rental, Inc., Ski West Lodge	Amusement, Gambling, and Recreation Industries	Term Loan	6%	6/5/2026	68.9	50.2	43.8	0.03%
* The Lucky Coyote, LLC	Miscellaneous Manufacturing	Term Loan	6%	5/8/2017	44.9	14.4	11.8	0.01%
* TechPlayZone, Inc.	Social Assistance	Term Loan	Prime plus 2.75%	1/27/2016	7.6	1.0	0.9	—%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
* Stokes Floor Covering Company Inc. and Robert E. Rainey, Jr.	Furniture and Home Furnishings Stores	Term Loan	6%	12/29/2035	122.0	110.4	94.1	0.06%
* Robin C. & Charles E. Taylor & Brigantine Aquatic Center, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	6%	9/14/2023	33.1	22.8	20.1	0.01%
* LJ Parker, LLC dba Kwik Kopy Business Center 120	Administrative and Support Services	Term Loan	7%	9/8/2014	61.8	33.2	26.6	0.02%
* Integrity Sports Group, LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	6%	3/6/2018	62.1	17.3	13.4	0.01%
* Guzman Group, LLC	Rental and Leasing Services	Term Loan	6%	1/30/2016	251.7	211.7	195.1	0.12%
* Groundworks Unlimited, LLC	Specialty Trade Contractors	Term Loan	6%	12/17/2023	116.1	97.1	85.0	0.05%
* Gotta Dance Studio, Inc. dba Gotta Dance Studio Academy of Performing	Educational Services	Term Loan	Prime plus 2.75%	11/16/2016	10.3	4.0	3.5	—%
* Furniture Company, LLC	Furniture and Home Furnishings Stores	Term Loan	7%	10/30/2015	6.4	1.4	1.3	—%
* Event Mecca, LLC	Other Information Services	Term Loan	6%	4/10/2023	14.3	13.3	8.9	0.01%
* E.W. Ventures, Inc. dba Swift Cleaners & Laundry	Personal and Laundry Services	Term Loan	—%	4/18/2017	209.1	92.7	76.0	0.05%
* DUCO Energy Services, a Limited Liability Company	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/20/2023	11.8	10.8	7.3	—%
* David M. Goens dba Superior Auto Paint & Body, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/26/2024	11.5	6.6	6.0	—%
* CCS, Services, Inc.	Administrative and Support Services	Term Loan	6%	2/28/2015	2.3	0.1	0.1	—%
* Camilles of Washington Inc.	Food Services and Drinking Places	Term Loan	6%	10/28/2015	16.4	1.5	1.5	—%
* Bwms Management, LLC	Food Services and Drinking Places	Term Loan	6%	7/7/2027	109.1	82.5	66.4	0.04%
* BCD Enterprises, LLC dba Progressive Tool and Nutmeg Tool	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/22/2026	506.9	418.3	333.1	0.20%
* Barnum Printing & Publishing, Co.	Printing and Related Support Activities	Term Loan	6%	7/29/2015	44.7	11.9	11.7	0.01%
* Auto Sales, Inc.	Motor Vehicle and Parts Dealers	Term Loan	6%	8/17/2023	13.9	6.7	6.2	—%
* Anmor Machining Company, LLC dba Anmor Machining Company	Fabricated Metal Product Manufacturing	Term Loan	6%	11/18/2026	192.5	146.5	110.5	0.07%
KroBro Inc. d/b/a Village Coffee	Food Services and Drinking Places	Term Loan	6%	3/12/2020	200.0	10.0	—	—%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Konversashens Coffee LLC	Food Services and Drinking Places	Term Loan	6%	6/28/2016	64.4	4.9	—	—%
Total Non-Performing SBA Unguaranteed Investments					$11,637.2	$9,587.3	$6,302.3	3.79%

Total SBA Unguaranteed Investments					$155,719.7	$131,093.2	$121,477.3	73.00%

Performing SBA Guaranteed Investments (4)
BS Ventures, LLC dba Dink's Market	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/19/2039	161.3	161.3	182.9	0.11%
M & MM Management	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/19/2025	138.8	138.8	155.0	0.09%
The Jeweler's Inc.	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	12/19/2024	3,750.0	3,750.0	4,157.8	2.50%
Will Zak Management, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/19/2024	146.3	146.3	163.3	0.10%
Winter Ventures, Inc.	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/23/2024	1,404.9	1,404.9	1,564.7	0.94%
Atlantis of Daytona, LLC	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	12/23/2039	720.0	720.0	816.3	0.49%
Thermoplastic Services, Inc.	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	12/23/2039	4,500.0	4,500.0	5,060.5	3.04%
The Lodin Group, LLC and Lodin Health	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/23/2039	1,590.8	1,590.8	1,797.6	1.08%
Bowlerama Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/24/2039	3,607.5	3,607.5	4,058.4	2.44%
Beale Street Blues Company	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/22/2024	562.5	562.5	628.2	0.38%
Bear Creek Entertainment, LLC dba The Woods at Bear Creek	Accommodation	Term Loan	Prime plus 2.75%	12/30/2024	318.8	318.8	361.6	0.22%
Evans & Paul, LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/30/2024	671.3	671.3	749.6	0.45%
B & W Towing, LLC & Boychuck's Fuel, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/17/2039	493.5	493.5	559.9	0.34%
Grand Blanc Lanes, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/31/2039	399.0	399.0	452.7	0.27%
Homegrown for Good, LLC	Apparel Manufacturing	Term Loan	Prime plus 2.75%	11/26/2024	2,070.0	2,070.0	2,297.1	1.38%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Lake Area Autosound, LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	7/28/2039	375.0	375.0	425.4	0.26%
FHJE Ventures, LLC and Eisenreich II, Inc. dba Breakneck Tavern	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/27/2039	962.3	965.3	1,084.6	0.65%
Meridian Hotels, LLC	Accommodation	Term Loan	Prime plus 2.75%	11/25/2039	684.0	684.0	776.0	0.47%
Carolina Flicks dba The Howell Theatre	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	12/23/2032	489.8	489.8	538.7	0.32%
Kiddie Steps for You, Inc.	Social Assistance	Term Loan	Prime plus 2.75%	9/25/2038	267.8	254.8	286.7	0.17%
401 JJS Corp. and G Randazzo Trattoria Corp.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/23/2039	1,136.3	1,136.3	1,285.4	0.77%
FHJE Ventures, LLC and Eisenreich II, Inc. dba Breakneck Tavern	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/31/2039	736.5	484.8	545.7	0.33%
Miss Cranston Diner II, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/17/2039	273.8	273.8	308.8	0.19%
Wildwood Tavern dba Tavern Properties	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/15/2039	1,275.0	936.0	1,058.9	0.64%
iFood, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2024	1,137.3	871.6	973.4	0.58%
Alpha Prepatory Academy, LLC	Social Assistance	Term Loan	Prime plus 2.75%	8/15/2039	435.7	327.7	371.8	0.22%
GPG Real Estate Holdings, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/3/2024	487.5	121.6	137.9	0.08%
First Prevention & Dialysis Center, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/30/2024	714.8	234.2	261.5	0.16%
The Red Pill Management, Inc.	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	11/26/2024	162.8	86.1	96.2	0.06%
DC Real, LLC and DC Enterprises LTD	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/20/2039	358.1	281.7	329.5	0.20%
Total Performing SBA Guaranteed Investments					$30,031.4	$28,057.4	$31,486.1	18.92%

Total SBA Unguaranteed and Guaranteed Investments					$185,751.1	$159,150.6	$152,963.4	91.92%

Controlled Investments (5)
Advanced Cyber Security Systems, LLC (6) (13)	Data processing, hosting and related services.	50% Membership Interest	—%	—	—	—	—	—%
		Term Loan	3%	December 2014	1,120	381	—	—%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
* Automated Merchant Services, Inc. (7) (13)	Data processing, hosting and related services.	100% Common Stock	—%	—	—	—	—	—%
* Business Connect, LLC (8) (13)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	—	—	—%
* CCC Real Estate Holdings Co., LLC (13)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	—	—	—%
CDS Business Services, Inc. (9) (13)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Common Stock	—%	—	—	—	496	0.30%
		Term Loan	1%	Various maturities through August 2016	4,228	4,228	1,483	0.89%
CrystalTech Web Hosting, Inc.	Data processing, hosting and related services.	100% Common Stock	—%	—	—	9,256.0	21,500.0	12.92%
* OnLAN, LLC (15) (17)	Professional, Scientific, and Technical Services	49% Membership Interests	—%	—	—	800.0	—	—%
* Exponential Business Development Co. Inc. (13)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Common Stock	—%	—	—	—	—	—%
* Bankcard Alliance of Alabama, LLC (10) (13)	Data processing, hosting and related services.	95% Membership Interests	—%	—	—	—	—	—%
* Fortress Data Management, LLC (13)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	—	—	—%
Newtek Insurance Agency, LLC (13)	Insurance Carriers and Related Activities	100% Membership Interests	—%	—	—	—	2,300.0	1.38%
PMTWorks Payroll, LLC (11)	Data processing, hosting and related services.	80% Membership Interests	—%	—	—	—	920.0	0.55%
		Term Loan	12%	August 2015	935	935	—	—%
Secure CyberGateway Services, LLC (12) (13)	Data processing, hosting and related services.	66.7% Membership Interests	—%	—	—	—	—	—%
		Term Loan	7%	December 2016	2,400.0	2,400.0	2,400.0	1.44%
Small Business Lending, Inc. (13)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Common Stock	—%	—	—	—	2,900.0	1.74%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2014 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
* Summit Systems and Designs, LLC (8) (13)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	—	—	—%
* The Texas Whitestone Group, LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	65.0	—	—%
Universal Processing Services of Wisconsin, LLC (13)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	—	45,500.0	27.34%
* Where Eagles Fly, LLC (13) (14)	Theatrical productions	95% Membership Interest	—%	—	—	—	—	—%
Total Controlled Investments					$8,683	$18,065	$77,499	46.57%

Investment in Money Market Funds					$—	$3,000	$3,000	1.80%

Total Investments					$194,434.1	$180,215.6	$233,462.4	140.29%
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
(6) 50% owned by Exponential of New York, LLC.
(7) 96.11% owned by Wilshire Partners, LLC, 3.89% owned by Newtek Business Services Corp.
(8) 100% owned by Wilshire Texas Partners I, LLC.
(9) 49.482% owned by Wilshire New York Partners IV, LLC, 24.611% owned by Exponential of New York, LLC and 25.907% owned by Newtek Business Services Corp.
(10) 95% owned by Wilshire Alabama Partners, LLC, 5% owned by non-affiliate.
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
Description of Business and Basis of Presentation Prior to BDC Conversion
Prior to the Conversion, Newtek Business Services, Inc. was a holding company for several wholly- and majority-owned subsidiaries, which included twelve certified capital companies which are referred to as Capcos, and several portfolio companies in which the Capcos own non-controlling or minority interests. The Company provided a “one-stop-shop” for business services to the small- and medium-sized business market and uses state of the art web-based proprietary technology to be a low cost acquirer and provider of products and services. The Company partners with companies, credit unions, and associations to offer its services.
Prior to the BDC Conversion, the Company’s principal business segments were:

Electronic Payment Processing: Marketing third party credit card processing and check approval services to the small and medium-sized business market under the name of Newtek Merchant Solutions (“NMS” or “UPS”).

Managed Technology Solutions: CrystalTech Web Hosting, Inc., d/b/a Newtek Technology Services (“NTS”), offers shared and dedicated web hosting, data storage and backup services, cloud computing plans and related services to the small and medium-sized business market.

Small Business Finance: Comprised of Small Business Lending, Inc., (“SBL”) a lender service provider for third-parties that primarily services government guaranteed U.S. Small Business Administration (“SBA”) loans and non-SBA loans; Newtek Small Business Finance, LLC (“NSBF”), a nationally licensed, SBA lender that originates, sells and services loans to qualifying small businesses, which are partially guaranteed by the SBA, and CDS Business Services, Inc. d/b/a Newtek Business Credit Solutions (“NBC”) which provides receivable financing and management services.

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
The consolidated financial statements of the Company and its subsidiaries and consolidated entities have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include all wholly- and majority-owned subsidiaries, and several portfolio companies in which the Capcos own non-controlling interest, or those variable interest entities of which Newtek is considered to be the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation. Non-controlling interests are reported below net income (loss) under the heading “Net loss attributable to non-controlling interests” in the consolidated statements of operations.
Non-controlling interests

Non-controlling interests in results of operations of consolidated variable interest entities and majority-owned subsidiaries represents the non-controlling members’ share of the earnings or loss of the consolidated variable interest entities and majority-owned subsidiaries.
Description of Business and Basis of Presentation After BDC Conversion
Newtek Business Services Corp. is a Maryland corporation formed in August 2013 and is an internally managed, closed end investment company. The Company's investment strategy is to maximize the investment portfolio's return by generating current income from the debt investments the Company makes and generate dividend income from equity investments in controlled portfolio companies.

The Company has formed certain taxable subsidiaries (the “Taxable Subsidiaries”), which are taxed as corporations for federal income tax purposes. These Taxable Subsidiaries allow the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code.

The following wholly-owned subsidiaries are consolidated in the financial statements of the Company:

•	Newtek Small Business Finance, LLC

•	Newtek Asset Backed Securities, LLC

•	The Whitestone Group, LLC

•	Wilshire Alabama Partners, LLC

•	Wilshire Colorado Partners, LLC

•	Wilshire DC Partners, LLC

•	Wilshire Holdings I, Inc.

•	Wilshire Holdings II, Inc.

•	Wilshire Louisiana Bidco, LLC

•	Wilshire Louisiana Partners II, LLC

•	Wilshire Louisiana Partners III, LLC

•	Wilshire Louisiana Partners IV, LLC

•	Wilshire New York Advisers II, LLC

•	Wilshire New York Partners III, LLC

•	Wilshire New York Partners IV, LLC

•	Wilshire New York Partners V, LLC

•	Wilshire Partners, LLC

•	Wilshire Texas Partners I, LLC

•	CCC Real Estate Holdings, LLC

•	The Texas Whitestone Group, LLC

•	Newtek Business Services Holdco 1, Inc.

The consolidated financial statements of the Company have been prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-K and Article 6 or 10 of Regulation S-X. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation.
All financial information included in the tables in the following footnotes is stated in thousands, except per share data.
NOTE 2—SIGNIFICANT ACCOUNTING POLICIES:
Election to become a Business Development Company

The results of operations for 2014 are divided into two periods. The period from January 1, 2014 through November 11, 2014, reflects the Company’s results prior to operating as a BDC under the 1940 Act. The period from November 12, 2014 through December 31, 2014, reflects the Company’s results as a BDC under the 1940 Act. Accounting principles used in the preparation of the consolidated financial statements beginning November 12, 2014 are different than those of prior periods and, therefore, the financial position and results of operations of these periods are not directly comparable. The primary differences in accounting principles relate to the carrying value of debt and equity investments. Additionally, some of the Company's previously consolidated subsidiaries are now equity investments, or controlled portfolio companies, on the consolidated statements of assets and liabilities and carried at fair value. The following table reflects the cumulative effect of the BDC Conversion on November 11, 2014:

Cumulative Effect of Business Development Company Election
Deconsolidation of subsidiaries	$22,822
Effect of recording debt investments at fair value	(374)
Effect of recording servicing assets at fair value	960
Effect of recording controlled investments at fair value	36,118
Reversal of goodwill	(1,826)
Other	(397)
Total cumulative effect of BDC election	$57,303
Fair Value

The Company applies fair value to certain of its financial instruments in accordance with Accounting Standards Codification (“ASC”) Topic 820 — Fair Value Measurements and Disclosures (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. In accordance with ASC Topic 820, the Company has categorized its financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy. Fair value is a market-based measure considered from the perspective of the market participant who holds the financial instrument rather than an entity-specific measure. Therefore, when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that management believes market participants would use in pricing the financial instrument at the measurement date.

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

Any changes to the valuation methodology are reviewed by management and the Company’s board of directors (the “Board”) to confirm that the changes are appropriate. As markets change, new products develop and the pricing for products becomes more or less transparent, the Company will continue to refine its valuation methodologies. See further description of fair value methodology in Note 3.
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

Dividends and distributions to the Company's common stockholders are recorded on the declaration date. The timing and amount to be paid out as a dividend or distribution is determined by the Board each quarter and is generally based upon the taxable earnings estimated by management.

Share Repurchase Plan

The Company has a share repurchase program (the “Program”) which allows the Company to repurchase up to 150,000 of the Company’s outstanding common shares on the open market. The shares may be purchased from time to time at prevailing market prices through open market transactions, including block transactions. The Company expects the termination date of the Program to be June 3, 2016, but may be extended at management's discretion. The Company did not make any repurchases of its common stock during the year ended December 31, 2015.

In addition, the Company, may from time to time purchase shares of its debt securities on the NASDAQ Global Market. The Company did not make any repurchases of its debt securities during the year ended December 31, 2015.
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

Dividend income is recognized on an accrual basis for preferred equity securities to the extent that such amounts are expected to be collected or realized. In determining the amount of dividend income to recognize, if any, from cash distributions on common equity securities, we will assess many factors including a portfolio company’s cumulative undistributed income and operating cash flow. Cash distributions from common equity securities received in excess of such undistributed amounts are recorded first as a reduction of our investment and then as a realized gain on investment.

We receive servicing income related to the guaranteed portions of SBA loan investments which we sell into the secondary market. These recurring fees are earned daily and recorded when earned. Servicing income is earned for the full term of the loan or until the loan is repaid.

We receive a variety of fees from borrowers in the ordinary course of conducting our business, including packaging, legal, late payment and prepayment fees. All other income is recorded when earned. Other income is generally non-recurring in nature and earned as “one time” fees in connection with the origination of new debt investments with non-affiliates. For the year ended December 31, 2015, other income includes $99,000 of income related to the sale of an intangible asset to a controlled portfolio company.

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
Revenue Recognition prior to BDC Conversion
Prior to the BDC Conversion, the Company operated in a number of different segments. Revenues were recognized as services were rendered and are summarized as follows:
Electronic payment processing revenue: Electronic payment processing and fee income was derived from the electronic processing of credit and debit card transactions that are authorized and captured through third-party networks. Typically, merchants are charged for these processing services on a percentage of the dollar amount of each transaction plus a flat fee per transaction. Certain merchant customers are charged miscellaneous fees, including fees for handling charge-backs or returns, monthly minimum fees, statement fees and fees for other miscellaneous services. Revenues derived from the electronic processing of MasterCard® and Visa® sourced credit and debit card transactions are reported gross of amounts paid to sponsor banks.
Web hosting revenue: Managed technology solutions revenue was primarily derived from monthly recurring service fees for the use of its web hosting, web design and software support services. Customer set-up fees are billed upon service initiation and are recognized as revenue over the estimated customer relationship period of 2.5 years. Payment for web hosting and related services, excluding cloud plans, is generally received one month to one year in advance. Deferred revenues represent customer payments for web hosting and related services in advance of the reporting period date. Revenue for cloud related services is based on actual consumption used by a cloud customer.
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
Sales and Servicing of SBA Loans: NSBF originates loans to customers under the SBA 7(a) program that generally provides for SBA guarantees of 75% to 90% of each loan, subject to a maximum guarantee amount. This guaranteed portion is generally sold to a third party via an SBA regulated secondary market transaction utilizing SBA Form 1086 for a price equal to the guaranteed loan amount plus a premium. NSBF recognizes premium on loan sales as equal to the cash premium plus the fair value of the initial servicing assets. Revenue is recognized on the trade date of the sale of the guaranteed portion.
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
Subsequent measurements of each class of servicing assets and liabilities may use either the amortization method or the fair value measurement method. Prior to the BDC Conversion NSBF had chosen to apply the amortization method to its servicing assets, amortizing the asset in proportion to, and over the period of, the estimated future net servicing income on the underlying sold guaranteed portion of the loans and assessing the servicing assets for impairment based on fair value at each reporting date. In the event future prepayments are significant or impairments are incurred and future expected cash flows are inadequate to cover the unamortized servicing assets, accelerated amortization or impairment charges would be recognized. In evaluating and measuring impairment of servicing assets, NSBF stratifies its servicing assets based on year of loan and loan term which are the key risk characteristics of the underlying loan pools. The Company estimates the fair value of the servicing assets by calculating the present value of estimated future net servicing cash flows, using assumptions of prepayments, defaults, servicing costs and discount rates that NSBF believes market participants would use for similar assets. If NSBF determines that the impairment for a stratum is temporary, a valuation allowance is recognized through a charge to current earnings for the amount the amortized balance exceeds the current fair value. If the fair value of the stratum were to later increase, the valuation allowance may be reduced as a recovery. However, if NSBF determines that impairment for a stratum is other than temporary, the value of the servicing assets and any related valuation allowance is written-down. Subsequent to the BDC Conversion, servicing assets are recorded at fair value.
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
Insurance commissions: Revenues were comprised of commissions earned on premiums paid for insurance policies and are recognized at the time the commission is earned. At that date, the earnings process has been completed and the Company can estimate the impact of policy cancellations for refunds and establish reserves. The reserve for policy cancellations is based on historical cancellation experience adjusted by known circumstances.
Other income: Other income represented revenues derived from operating units that cannot be aggregated with other business segments. In addition, other income represents one time recoveries or gains on investments. Revenue is recorded when there is strong evidence of an agreement, the related fees are fixed, the service or product has been delivered, and the collection of the related receivable is assured.

•
Receivable fees: Receivable fees were derived from the funding (purchase) of receivables from finance clients. NBC recognizes the revenue on the date the receivables are purchased at a percentage of face value as agreed to by the client. The Company also has arrangements with certain of its clients whereby it purchases the client’s receivables and charges a fee at a specified rate based on the amount of funds advanced against such receivables. The funds provided are collateralized and the income is recognized as earned.

•
Late fees: Late fees were derived from receivables NBC has purchased that have gone over a certain period (usually over 30 days) without payment. The client or the client’s customer is charged a late fee according to the agreement with the client and NBC records the fees as income in the month in which such receivable becomes past due.

•	Billing fees: Billing fees were derived from billing-only (non-finance) clients. These fees are recorded when earned, which occurs when the service is rendered.

•
Other fees: These fees included annual fees, due diligence fees, termination fees, under minimum fees, and other fees including finance charges, supplies sold to clients, NSF fees, wire fees and administration fees. These fees are charged upon funding, takeovers or liquidation of finance clients. The Company also receives commission revenue from various sources.

Electronic Payment Processing Costs
Electronic payment processing costs consisted principally of costs directly related to the processing of merchant sales volume, including interchange fees, VISA® and MasterCard® dues and assessments, bank processing fees and costs paid to third-party processing networks. Such costs are recognized at the time the merchant transactions are processed or when the services are performed. Two of the most significant components of electronic processing expenses included interchange and assessment costs, which are set by the credit card associations. Interchange costs are passed on to the entity issuing the credit card used in the transaction and assessment costs are retained by the credit card associations. Interchange and assessment fees are billed primarily as a percent of dollar volume processed and, to a lesser extent, as a per transaction fee. In addition to costs directly related to the processing of merchant sales volume, electronic payment processing costs also include residual expenses. Residual expenses represent fees paid to third-party sales referral sources. Residual expenses are paid under various formulae as contracted. These are generally linked to revenues derived from merchants successfully referred to the Company and that begin using the Company for merchant processing services. Such residual expenses are recognized in the Company’s consolidated statements of operations.
Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Invested cash is held almost exclusively at financial institutions of high credit quality. The Company invests cash not held in interest free checking accounts or bank money market accounts mainly in U.S. Treasury only money market instruments or funds and other investment-grade securities. As of December 31, 2015, cash deposits in excess of FDIC deposit insurance and SIPC insurance totaled approximately $13,908,000.
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
Out of Period Adjustment

During the three months ended December 31, 2015, the Company identified an error in its accounting for the BDC Conversion. The error related to the accounting for recording debt investments in controlled portfolio companies at fair value. There were no errors in the fair value of any investments at December 31, 2014 however, other assets and additional paid-in capital were overstated. The Company assessed the materiality of the error on its prior quarterly and annual financial statements, assessing materiality both quantitatively and qualitatively, in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99 and

SAB No. 108 and concluded that the error was not material to any of its previously issued financial statements. The cumulative adjustment as of December 31, 2015 was a reduction of $800,000 in other assets and an $800,000 reduction of additional paid-in capital. This item was recorded as an out-of-period adjustment at December 31, 2015. There was no impact to the consolidated statements of operations for the year ended December 31, 2015 or the period November 12, 2014 to December 31, 2014.
Allowance for SBA Loan Losses
Prior to the BDC conversion, impaired loans carried on a cost-basis had an allowance for loan losses established by management through provisions for loan losses. The amount of the allowance for loan losses was inherently subjective, as it required making material estimates which may have varied from actual results. Management’s estimates of the allowance for loan losses were particularly affected by the changing composition of the loan portfolio over the last few years as well as other portfolio characteristics, such as industry concentrations and loan collateral. The adequacy of the allowance for loan losses was reviewed by management on a monthly basis at a minimum, and as adjustments became necessary, were reflected in provision for loan losses during the periods in which they became known. Considerations in this evaluation include past and anticipated loss experience, risks inherent in the current portfolio and evaluation of real estate collateral as well as economic conditions. An allowance was established when the discounted cash flows or collateral value or observable market price of the impaired loan was lower than the carrying value of that loan.
In connection with the Company's conversion to a BDC, the allowance for loan losses associated with cost basis loans was released and recorded to the additional paid-in capital component of stockholders' equity as of the conversion date. Subsequent to the BDC Conversion, all SBA loans held for investment are measured at fair value.
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
SBA Guaranteed Loans
For guaranteed portions funded, but not yet traded at each measurement date, management recorded SBA guaranteed loans at fair value. SBA guaranteed loans are valued utilizing Level 2 inputs. These inputs include debt securities with quoted prices that are traded less frequently than exchange-traded instruments or have values determined using a pricing model with inputs that are observable in the market. The secondary market for the guaranteed portions is extremely robust with broker dealers acting as primary dealers. NSBF sells regularly into the market and can quickly price its loans held for sale. The Company values the guaranteed portion based on observable market prices for similar assets. SBA guaranteed loans are sold with the servicing rights retained by the Company.
Deferred Financing Costs
Deferred financing costs are amortized under the straight-line method over the terms of the related indebtedness, which approximates the effective interest method and is included in interest expense in the accompanying consolidated statements of operations.
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
Securitization Activities
NSBF engages in securitization transactions involving the unguaranteed portions of its SBA 7(a) loans. Because the transfer of these assets do not meet the criteria of a sale for accounting purposes, the transactions are treated as secured borrowings. NSBF continues to recognize the assets of the secured borrowing in SBA unguaranteed non-affiliate investments and the associated financing in Note payable - Securitization trust VIE, on the consolidated statements of assets and liabilities.
Goodwill and Other Intangible Assets
Goodwill and other intangible assets deemed to have an indefinite life are not amortized and are subject to impairment tests, at least annually. Other intangible assets with finite lives were amortized over their useful lives ranging from 18 to 66 months.
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

In performing Step 1 of the impairment test the Company estimated the fair value of its reporting units based on a combination of an income approach using a discounted cash flow analysis and market based approach based on comparable public companies. Based on this analysis, it was determined that the carrying value of the NBC reporting unit, including goodwill exceeded its fair value requiring the Company to perform Step 2 of the goodwill impairment test to measure the amount of impairment loss, if any. In performing Step 2 of the goodwill impairment test, the Company compared the implied fair value of the NBC reporting unit's goodwill to the carrying value of goodwill. This test resulted in a goodwill impairment charge of $1,706,000 and a write off of goodwill. This impairment has been reported in total expenses on the consolidated statement of operations during the period ended November 11, 2014.
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
The Company’s U.S. federal and state income tax returns prior to fiscal year 2012 are closed, and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

The Company will elect to be treated as a RIC beginning with the 2015 tax year under Subchapter M of the Internal Revenue Code of 1986, as amended and will operate in a manner so as to qualify for the tax treatment applicable to RICs. The RIC tax return will include Newtek Business Services Corp. and NSBF, a single member LLC disregarded for tax purposes. None of the Company’s other subsidiaries are included in the RIC return. The Company will evaluate and record any deferred tax assets and liabilities of the subsidiaries that are not part of the RIC. In order to qualify as a RIC, among other things, the Company will be required to meet certain source of income and asset diversification requirements and timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each tax year. The Company intends to make the requisite distributions to its stockholders, which will generally relieve the Company from U.S. federal income taxes with respect to all income distributed to its stockholders.

As a result of the BDC Conversion and the Company's intention to elect RIC status when it files its 2015 tax return, the Company reversed the balance of its deferred tax asset as of December 31, 2014 through additional paid-in capital. The deferred tax asset was attributable to previously consolidated subsidiaries of the Company that became non-consolidated portfolio companies as part of the Conversion, or deferred tax assets related to NSBF.

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions, and would distribute such taxable income in the next tax year. The Company would then pay a 4% excise tax on such income, as required. To the extent that the Company determines that it’s estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the year ended December 31, 2015, no U.S. federal excise taxes were due.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the unrealized gains generated by the investments held by the Taxable Subsidiaries. Such deferred tax liabilities amounted to $857,000 for the year ended December 31, 2015, and are recorded as deferred tax liability on the consolidated statements of assets and liabilities. The change in deferred tax liabilities is included as a component of net unrealized appreciation (depreciation) on investments in the consolidated statements of operations. There were no deferred tax liabilities related to unrealized gains generated by the Taxable Subsidiaries at December 31, 2014.
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
New Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, “Leases”,which amends various aspects of existing accounting guidance for leases, including the recognition of a right of use asset and a lease liability for leases with a duration of greater than one year. The ASU is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those periods. Early adoption is permitted. The Company has not completed its review of the new guidance; however, the Company anticipates that upon adoption of the standard it will recognize additional assets and corresponding liabilities related to leases on its consolidated statements of assets and liabilities.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”, which, among other things, requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. Additionally, the ASU changes the disclosure requirements for financial instruments. This ASU is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those periods, and early adoption is permitted for certain provisions. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements and disclosures.

In September 2015, the FASB issued ASU 2015-16 “Simplifying the Accounting for Measurement-Period Adjustments.” The update requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The update requires that the acquirer record in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. This ASU is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods.The Company does not expect this update to have a material impact on its consolidated financial statements and disclosures.
In August 2015, the FASB issued ASU 2015-15 “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” The update allows debt issuance costs related to a line-of-credit arrangement to be deferred as an asset and subsequently amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. As the Company currently presents such debt issuance costs in accordance with the update, the Company does not expect this update to have a material impact on its consolidated financial statements and disclosures.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the year ended December 31, 2015, the period from November 12, 2014 to December 31, 2014, the period ended November 11, 2014 or the year ended December 31, 2013. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

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

The following tables present fair value measurements of the Company’s assets and liabilities measured at fair value and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values as of December 31, 2015 and 2014:

	Fair Value Measurements at December 31, 2015 Using:
	Total	Level 1	Level 2	Level 3	Total Gains and (Losses)
Assets
Investments in money markets funds	$35	$35	$—	$—	$—
Credits in lieu of cash	860	—	860	—	(7)
SBA unguaranteed non-affiliate investments	158,355	—	—	158,355	(8,410)
SBA guaranteed non-affiliate investments	2,284	—	2,284	—	215
Controlled investments	104,376	—	—	104,376	12,250
Other real estate owned (1)	989	—	989	—	(221)
Non-control/non-affiliate investments	1,824	—	—	1,824	(24)
Servicing assets	13,042	—	—	13,042	(428)
Total assets	$281,765	$35	$4,133	$277,597	$3,375
Liabilities
Notes payable in credits in lieu of cash	$860	$—	$860	$—	$(3)

(1) Included in Other Assets on the Consolidated Statements of Assets and Liabilities

	Fair Value Measurements at December 31, 2014 Using:
	Total	Level 1	Level 2	Level 3	Total Gains and (Losses)
Assets
Investments in money markets funds	$3,000	$3,000	$—	$—	$—
Credits in lieu of cash	2,229	—	2,229	—	(13)
SBA unguaranteed investments	121,477	—	—	121,477	(9,605)
SBA guaranteed investments	31,486	—	31,486	—	3,429
Controlled investments	77,499	—	—	77,499	—
Servicing assets	9,483	—	—	9,483	(120)
Total assets	$245,174	$3,000	$33,715	$208,459	$(6,309)
Liabilities
Notes payable in credits in lieu of cash	$2,229	$—	$2,229	$—	$5

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements as of December 31, 2015 and 2014. In addition to the techniques and inputs noted in the table below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements at December 31, 2015 and 2014.

					Range
	Fair Value as of December 31, 2015	Valuation Techniques	Unobservable Input	Weighted Average	Minimum	Maximum
Assets:
SBA unguaranteed non-affiliate investments - performing loans	$152,158	Discounted cash flow	Market yields	5.30%	5.30%	5.30%
SBA unguaranteed non-affiliate investments - non-performing loans	$6,197	Discounted cash flow	Market yields	8.76%	8.76%	8.76%
Controlled equity investments (A)	$100,310	Market comparable companies	EBITDA multiples (B)	6.0x	3.00x	7.00x
		Market comparable companies	Revenue multiples (B)	1.08x	0.50x	3.00x
		Discounted cash flow	Weighted average cost of capital	12.37%	11.30%	15.60%
Controlled debt investments	$4,066	Discounted cash flow	Market yields	6.26%	5.75%	7.50%
Non-SBA debt investments	$1,824	Liquidation value	Asset value	N/A	N/A	N/A
Servicing assets	$13,042	Discounted cash flow	Market yields	12.03%	12.03%	12.03%

(A)  In determining the fair value of the Company's controlled equity investments as of December 31, 2015, the proportion of the market comparable companies valuation technique and the discounted cash flow valuation technique were 47.1% and 52.9%, respectively, on a weighted average basis.

(B) The Company valued $92,865,000 of investments using a 50/50 weighting of EBITDA and revenue multiples and $1,020,000 of investments using only revenue multiples in the overall valuation approach which included the use of market comparable companies. The Company valued $6,425,000 of investments using only discounted cash flows.

					Range
	Fair Value as of December 31, 2014	Valuation Techniques	Unobservable Input	Weighted Average	Minimum	Maximum
Assets:
SBA unguaranteed non-affiliate investments - performing loans	$115,175	Discounted cash flow	Market yields	5.38%	5.38%	5.38%
SBA unguaranteed non-affiliate investments - non-performing loans	$6,302	Discounted cash flow	Market yields	7.00%	7.00%	7.00%
Controlled investments (A)	$77,499	Market comparable companies	EBITDA multiples	5.7x	3.00x	9.00x
		Market comparable companies	Revenue multiples	0.95x	0.40x	3.00x
		Discounted cash flow	Weighted average cost of capital	17.80%	10.70%	20.00%
Servicing assets	$9,483	Discounted cash flow	Market yields	11.58%	11.58%	11.58%

(A) In determining the fair value of the Company's controlled investments as of December 31, 2014, the proportion of the market comparable companies valuation technique and the discounted cash flow valuation technique were 48.1% and 51.9%, respectively, on a weighted average basis.

The following table presents the changes in investments and servicing assets measured at fair value using Level 3 inputs for the year ended December 31, 2015:

	Year ended December 31, 2015
	SBA unguaranteed non-affiliate investments	Controlled investments	Non-control/non-affiliate investments	Servicing assets
Fair value, beginning of period	$121,477	$77,499	$—	$9,483
Net change in unrealized appreciation (depreciation)	1,183	12,250	(24)	(1,268)
Realized loss	(1,189)	—	—	—
SBA unguaranteed non-affiliate investments, originated	57,053	—	—	—
Foreclosed real estate acquired	(1,130)	—	—	—
Funding of investments	—	19,573	2,200	—
Purchase of loan from SBA	703	—	—	—
Return of investment	—	(3,746)	—	—
Principal payments received on debt investments	(19,742)	(1,200)	(352)	—
Additions to servicing assets	—	—	—	4,827
Fair value, end of period	$158,355	$104,376	$1,824	$13,042

The following table presents the changes in controlled investments and servicing assets measured at fair value using Level 3 inputs for the period November 12, 2014 to December 31, 2014:

	November 12, 2014 to December 31, 2014
	Controlled investments	Servicing assets
Fair value, beginning of period	$77,499	$9,465
Net change in unrealized depreciation	—	(120)
Additions to servicing assets	—	138
Fair value, end of period	$77,499	$9,483

The following table presents the changes in SBA unguaranteed non-affiliate investments measured at fair value using Level 3 inputs for the year ended December 31, 2014:

December 31, 2014
Balance, beginning of year	$78,951
SBA unguaranteed investments, originated	48,189
Loans transferred to other real estate owned	(174)
Principal payments received	(10,411)
Cumulative effect of BDC Conversion	8,780
Net change in unrealized depreciation	(3,858)
Balance, end of year	$121,477
NOTE 4—CREDITS IN LIEU OF CASH:
Following is a summary of the credits in lieu of cash balance as of December 31, 2015 and 2014 (in thousands):

	2015	2014
Balance, beginning of year	$2,229	$3,641
Add: Income from tax credit accretion (at fair value)	32	62
Less: Tax credits delivered	(1,394)	(1,460)
Fair value adjustment	(7)	(14)
Balance, end of year	$860	$2,229
NOTE 5—INVESTMENTS:

Investments, all of which are with portfolio companies in the United States, consisted of the following at December 31, 2015 and 2014:

	2015		2014
	Cost	Fair Value	Cost	Fair Value
Money market funds	$35	$35	$3,000	$3,000
Non-affiliate debt investments	$170,668	$162,463	$159,150	$152,963
Controlled investments
Equity	$30,395	$100,310	$10,121	$73,616
Debt	5,386	4,066	7,944	3,883
Total investments	$206,484	$266,874	$180,215	$233,462

The following table shows the Company's portfolio investments by industry at December 31, 2015 and 2014:

	2015		2014
Industry	Cost	Fair Value	Cost	Fair Value
Data Processing, Hosting and Related Services	$28,506	$92,600	$13,772	$70,322
Amusement, Gambling, and Recreation Industries	14,372	14,632	13,495	13,621
Food Services and Drinking Establishments	15,241	14,453	15,816	15,442
Securities, Commodity Contracts, and Other Financial Investments and Related Activities	8,057	10,031	5,278	5,771
Repair and Maintenance	9,440	9,337	7,250	7,023
Ambulatory Health Care Services	8,858	8,214	6,777	6,225
Specialty Trade Contractors	8,492	7,718	6,298	5,414
Accommodation	6,940	6,974	7,240	7,240
Professional, Scientific, and Technical Services	7,378	6,856	5,438	4,939
Merchant Wholesalers, Durable Goods	6,726	6,299	3,763	3,729
Truck Transportation	6,142	5,699	5,621	5,494
Food Manufacturing	5,386	4,630	4,757	3,793
Administrative and Support Services	4,797	4,566	2,663	2,400
Motor Vehicle and Parts Dealers	4,289	4,249	3,759	3,755
Gasoline Stations	4,040	4,008	3,895	3,727
Social Assistance	3,955	3,845	3,537	3,474
Insurance Carriers and Related Activities	1,288	3,769	1,417	3,622
Fabricated Metal Product Manufacturing	3,943	3,577	5,627	5,258
Personal and Laundry Services	3,231	3,064	2,759	2,609
Merchant Wholesalers, Nondurable Goods	3,015	2,981	2,541	2,459
Plastics and Rubber Products Manufacturing	2,857	2,687	7,690	8,120
Clothing and Clothing Accessories Stores	2,357	2,125	6,709	6,958
Nonstore Retailers	2,328	2,002	2,878	2,923
Apparel Manufacturing	536	467	2,330	2,528
Other	44,275	42,056	35,905	33,616
Total	$206,449	$266,839	$177,215	$230,462

NOTE 6—TRANSACTIONS WITH AFFILIATED COMPANIES:

An affiliated company is a company in which the Company has an ownership of 5% or more of its voting securities. A controlled affiliate is a company in which the Company owns more than 25% of its voting securities. Transactions related to our investments with controlled affiliates for the year ended December 31, 2015 were as follows:

Portfolio Company	Fair Value at December 31, 2014	Purchases (cost)	Principal received (cost)	Net realized gains/(losses)	Net unrealized gains/(losses)	Fair Value at December 31, 2015	Interest and other income	Dividend income
Controlled Affiliates
Small Business Lending, Inc.	$2,900	$—	$(2,965)	$—	$5,565	$5,500	$—	$348
PMTWorks Payroll, LLC	920	—	—	—	100	1,020	105	—
Universal Processing Services of Wisconsin, LLC	45,500	—	—	—	6,948	52,448	5	6,590
CrystalTech Web Hosting, Inc.	21,500	—	(493)	—	407	21,414	—	308
CDS Business Services, Inc. (1)	1,979	3,070	(288)	—	(966)	3,795	31	—
Exponential Business Development Co., Inc.	—	—	—	—	—	—	—	1,080
Premier Payments LLC	—	16,503	—	—	—	16,503	—	600
Newtek Insurance Agency, LLC	2,300	—	—	—	200	2,500	99	—
Advanced Cyber Security Systems, LLC	—	—	—	—	—	—	14	—
First Bankcard Alliance of Alabama, LLC	—	—	—	—	—	—	—	78
Fortress Data Management, LLC	—	—	—	—	—	—	—	—
Automated Merchant Services, Inc.	—	—	—	—	—	—	—	—
Summit Systems and Designs, LLC	—	—	—	—	—	—	—	1,162
Secure CyberGateway Services, LLC	2,400	—	(1,200)	—	(4)	1,196	130	52
Business Connect, LLC	—	—	—	—	—	—	4	—
Total Controlled Affiliates	$77,499	$19,573	$(4,946)	$—	$12,250	$104,376	$388	$10,218

(1) During the year ended December 31, 2015, the Company converted its previous debt investments in CDS Business Services, Inc. to equity.
NOTE 7—SERVICING ASSETS:
At December 31, 2015 and 2014, servicing assets are measured at fair value. The Company earns servicing fees from SBA 7(a) loans it originates. Prior to the BDC Conversion, the Company also earned servicing fees from loans originated by third parties. This income is now earned by one of the Company's controlled portfolio companies. Prior to the BDC Conversion, servicing assets were amortized and not recorded at fair value.
The following table summarizes the fair value and valuation assumptions related to servicing assets at December 31, 2015 and 2014:

	2015	2014
Fair Value	$13,042	$9,483
Discount factor (1)	12.03%	11.58%
Cumulative prepayment rate	15.50%	19.00%
Average cumulative default rate	20.00%	25.00%
(1) In 2015, determined based on risk spreads and observable secondary market transactions. In 2014, determined based on a blended approach of the weighted average cost of capital and the weighted average servicing spread.
The following table summarizes servicing fee income earned for the year ended December 31, 2015, the periods November 12, 2014 through December 31, 2014, the period ended November 11, 2014 and the year ended December 31, 2013:

	December 31, 2015	November 12, 2014 through December 31, 2014	January 1, 2014 through November 11, 2014	December 31, 2013
Servicing fees from Newtek originated loans	$4,611	$562	$3,111	$2,769
Servicing fees from third party originated loans (2)	—	—	6,142	3,796
Total servicing fees earned	$4,611	$562	$9,253	$6,565
(2) For servicing functions on loans originated by third party lenders, the Company did not retain any risk on such portfolios and earned servicing fees based on a mutually negotiated fee per loan.
NOTE 8—ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES:
The following table details the components of accounts payable, accrued expenses and other liabilities at December 31, 2015 and 2014:

	2015	2014
Due to participants and SBA (a)	$3,943	$3,100
Due to borrowers	184	425
Accrued payroll and related expenses	2,091	1,552
Deferred rent	78	324
Commissions payable	192	190
Loan processing and servicing	1,331	618
Other	1,126	1,566
Total accounts payable, accrued expenses and other liabilities	$8,945	$7,775
(a) Primarily represents loan related remittances received by NSBF, and due to third parties.
NOTE 9—BORROWINGS:
At December 31, 2015 and 2014, the Company had borrowings comprised of the following:

	December 31, 2015			December 31, 2014
Facility	Commitments	Borrowings Outstanding	Weighted Average Interest Rate	Commitments	Borrowings Outstanding	Weighted Average Interest Rate
Capital One line of credit - guaranteed (1)	$50,000	$29,100	4.25%	$50,000	$28,722	4.25%
Capital One line of credit - unguaranteed (1)	—	—	—%	—	5,134	5.13%
Capital One term loan	—	—	—%	10,000	9,167	5.75%
Notes due 2022	8,324	8,324	7.50%	—	—	—%
Note payable - related party	38,000	5,647	7.50%	—	—	—%
Notes payable - Securitization Trusts	91,745	91,745	3.29%	79,520	79,520	3.80%
Total	$188,069	$134,816	3.93%	$139,520	$122,543	4.11%

(1) Total combined commitments of the guaranteed and unguaranteed lines of credit are $50,000,000 at December 31, 2015 and 2014.
As of December 31, 2015 and 2014, the carrying amounts of the Company's borrowings approximated their fair value. The fair values of the Company's borrowings are determined in accordance with ASC 820 which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions.

Total interest expense for the year ended December 31, 2015, the period November 12, 2014 to December 31, 2014, the period January 1, 2014 to November 11, 2014 and the year ended December 31, 2013 were $6,479,000, $568,000, $7,323,000 and $5,863,000, respectively.
7.5% Notes Due 2022
In September 2015, the Company and U.S. Bank, N.A. (the “Trustee”), entered into the First Supplemental Indenture (the “First Supplemental Indenture”) to the Base Indenture between the Company and the Trustee, dated September 23, 2015, relating to the Company’s issuance, offer and sale of $8,200,000 aggregate principal amount of 7.5% notes due 2022 (the “Notes”). In October 2015, the underwriters issued notification to exercise their over-allotment option for an additional $124,000 in aggregate principal amount of the Notes. The sale of the Notes generated net proceeds of approximately $7,747,000.

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

The Base Indenture, as supplemented by the First Supplemental Indenture, contains certain covenants including covenants requiring the Company to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act and to comply with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act. These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by the First Supplemental Indenture. The Base Indenture, as supplemented by the First Supplemental Indenture, also contains certain reporting requirements, including a requirement that the Company provide financial information to the holders of the Notes and the Trustee if the Company should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934. The Base Indenture provides for customary events of default. As of December 31, 2015, the Company was in compliance with the terms of the Base Indenture as supplemented by the First Supplemental Indenture.

At December 31, 2015 the Notes had an outstanding principal balance of $8,324,000. For the year ended December 31, 2015, interest expense and amortization of related deferred financing costs were $169,000 and $22,900, respectively, which represented the interest and amortization of deferred financing costs from September 23, 2015 through December 31, 2015.

Capital One Term Loan

In June 2014, the Company entered into a four year $20,000,000 credit agreement with Capital One consisting of a $10,000,000 term loan and a revolving line of credit of up to $10,000,000. Principal and interest on the term loan were payable quarterly in arrears with interest at Prime plus 2.5% . The term loan was being amortized over a four year period with a final payment due at maturity. The interest rate on the revolving line of credit was also Prime plus 2.5% and was payable monthly in arrears with the principal due at maturity. In addition, the revolving line accrued interest of 0.375% on the unused portion of the line which was payable quarterly in arrears.

The purpose of the facilities was to refinance the Company's existing note payable from Summit Partners Credit Advisors, L.P., payoff the current portion of an NTS note payable and for general working capital purposes. The Company incurred deferred financing costs of approximately $279,000 which were being amortized to interest expense over the term of the facilities. In addition, and in connection with the pay-off of the Summit Partners note payable, the Company expensed the remaining debt discount and deferred financing costs related to Summit, which resulted in a charge to operations for the period ended November 11, 2014 of $1,905,000. Interest expense on the Summit debt, including $1,905,000 of remaining debt discount and deferred financing costs expensed at the time of the Capital One refinance, was $2,953,000 and $1,521,000 for the period ended November 11, 2014 and year ended December 31, 2013, respectively.

In June 2015, the Company paid off the Capital One term loan and retired the Capital One credit facility. The proceeds used to pay down the Capital One term loan and accrued interest of $8,879,000 as of June 23, 2015 were received from two controlled portfolio companies. There was no amount due under the revolving line of credit with Capital One at retirement.

Interest expense including amortization of deferred financing costs on the Capital One facilities for the year ended December 31, 2015 and period ended November 11,2014 were approximately $564,000 and $409,000, respectively.
Capital One Lines of Credit (Guaranteed and Unguaranteed)

The Company’s wholly owned subsidiary, NSBF, has a $50,000,000 credit facility with Capital One. The facility provides for a 55% advance rate on the non-guaranteed portions of the SBA 7(a) loans it originates, and a 90% advance rate on the guaranteed portions of SBA 7(a) loans it originates. The interest rate on the portion of the facility, collateralized by the government guaranteed portion of SBA 7(a) loans, is set at Prime plus 1.00%, and there is a quarterly facility fee equal to 0.25% on the unused portion of the revolving credit calculated as of the end of each calendar quarter. The interest rate on the portion of the facility, collateralized by the non-guaranteed portion of SBA 7(a) loans, is set at Prime plus 1.875%, and there is a quarterly facility fee equal to 0.25% on the unused portion of the revolving credit calculated as of the end of each calendar quarter. In June 2015, NSBF amended the existing facility to eliminate the fixed charge coverage ratio in exchange for a debt service ratio, new EBITDA minimums, the elimination of restrictions on the ability to pay dividends to stockholders, as well as the release of the guarantees of our former subsidiaries (now treated as portfolio companies). In addition, the amendment extended the date on which the facility will convert to a term loan from May 16, 2016 to May 16, 2017 and extended the maturity date of the facility to May 16, 2019.  The facility provides for quarterly covenants including a debt service ratio, EBITDA minimum requirements and a minimum net income covenant. At December 31, 2015, we were in full compliance with all applicable loan covenants.

Total interest expense attributable to the NSBF Capital One facility for the year ended December 31, 2015, the period November 12, 2014 to December 31, 2014, the period January 1, 2014 to November 11, 2014 and the year ended December 31, 2013 was $1,165,000, $149,000, $921,000 and $886,000, respectively.
Notes Payable - Securitization Trust VIE

Since 2010, NSBF has engaged in securitizations of the unguaranteed portions of its SBA 7(a) loans. In the securitization, it uses a special purpose entity (the “Trust”) which is considered a VIE. Applying the consolidation requirements for VIEs under the accounting rules in ASC Topic 860, Transfers and Servicing, and ASC Topic 810, Consolidation, which became effective January 1, 2010, the Company determined that as the primary beneficiary of the securitization vehicle, based on its power to direct activities through its role as servicer for the Trust and its obligation to absorb losses and right to receive benefits, it needed to consolidate the Trusts. NSBF therefore consolidated the entity using the carrying amounts of the Trust’s assets and liabilities. NSBF reflects the assets in SBA Unguaranteed Non-Affiliate Investments and reflects the associated financing in Notes Payable - Securitization Trust VIE.
In December 2014, NSBF completed a securitization which resulted in the transfer of $36,000,000 of unguaranteed portions of SBA loans.  The Trust in turn issued securitization notes for the par amount of $31,700,000 against the assets in a private placement. The notes received an “A” rating by S&P, and the final maturity date of the notes is April 2040.
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
Total interest expense attributable to the Trusts for the year ended December 31, 2015, the period November 12, 2014 to December 31, 2014, the period January 1, 2014 to November 11, 2014 and the year ended December 31, 2013 was approximately $3,810,000, $389,000, $2,692,000 and $2,111,000, respectively.
Deferred financing costs associated with the securitization transactions were $2,501,000 and $2,550,000 at December 31, 2015 and 2014, respectively, At December 31, 2015 and 2014, the assets of the consolidated Trust totaled $148,964,000 and

$123,540,000 respectively. At December 31, 2015 and 2014, the liabilities of the consolidated Trust totaled $91,745,000 and $79,520,000, respectively.
The Trusts are only permitted to purchase the unguaranteed portion of SBA 7(a) loans, issue asset-backed securities, and make payments on the securities. The Trusts only issued a single series of securities to pay for the unguaranteed portions it acquired from NSBF and will be dissolved when those securities have been paid in full. The primary source for repayment of the debt is the cash flows generated from the unguaranteed portion of SBA 7(a) loans owned by the Trusts; principal on the debt will be paid by cash flow in excess of that needed to pay various fees related to the operation of the Trusts and interest on the debt. The debt has an expected maturity of approximately six years based on the expected performance of the underlying collateral and structure of the debt and a legal maturity of 30 years from the date of issuance. The assets of the Trusts are legally isolated and are not available to pay NSBF’s creditors. However, NSBF continues to retain rights to cash reserves and residual interests in the Trusts and will receive servicing income. For bankruptcy analysis purposes, NSBF sold the unguaranteed portions to the Trusts in a true sale and the Trusts are separate legal entities. The investors and the Trusts have no recourse to any of NSBF’s other assets for failure of debtors to pay when due; however, NSBF’s parent, Newtek, has provided a limited guaranty to the investors in the Trusts in an amount not to exceed 10% of the original issuance amount to be used after all of the assets of the Trusts have been exhausted.
Note Payable - Related Party

In June 2015, the Company entered into an unsecured revolving line of credit agreement with two of its wholly owned controlled portfolio companies, UPS and NTS. Maximum borrowings under the line of credit are $38,000,000. The outstanding balance bears interest at a rate equal to (a) the greater of LIBOR or 50 basis points plus (b) 7% or at a rate equal to (y) the greater of the Prime Rate or 3.5%, plus (z) 6%. The interest rate in effect is equal to the interest rate on the term loan between UPS, NTS, Premier Payments LLC (“Premier”) and Goldman Sachs Bank USA as discussed in Note 11. At December 31, 2015, the line of credit bears interest at 7.5%. The revolving line of credit has a maturity date of June 21, 2019. The outstanding borrowings at December 31, 2015 were $5,647,000. Interest expense for the year ended December 31, 2015 was approximately $621,000.
Total expected principal repayments on the Company's borrowings for the next five fiscal years and thereafter are as follows:

December 31,	Borrowings	Capital Lease	Total
2016	$29,100	$16	$29,116
2017	—	1	1
2018	—	—	—
2019	5,647	—	5,647
2020	—	—	—
Thereafter	100,069	—	100,069
	$134,816	$17	$134,833
NOTE 10—NOTES PAYABLE IN CREDITS IN LIEU OF CASH:
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
The Capcos, however, are secondarily, or contingently, liable for such payments. The Capco, as a secondary obligor, must assess whether it has a contingency to record on the date of issuance and at every reporting date thereafter until the insurer makes all their required payments. As of December 31, 2015, the insurer has made all of the scheduled cash payments under Coverage A, therefore the contingent liability of the Company has been extinguished.
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
Notes payable in credits in lieu of cash are recorded at fair value. The following is a summary of activity of Notes payable in credits in lieu of cash balance for the years ended December 31, 2015 and 2014:

	2015	2014
Balance, beginning of year	$2,229	$3,641
Add: Accretion of interest expense	24	53
Less: Tax credits delivered	(1,394)	(1,460)
Fair value adjustment	1	(5)
Balance, end of year	$860	$2,229
Under the Note agreements, no interest is paid by the Capcos in cash provided that the Certified Investors receive the uninterrupted use of the tax credits. The Certified Investors acknowledge, in the Note agreements, that the insurer is primarily responsible for making the scheduled cash payments as provided in the Notes.
NOTE 11—COMMITMENTS AND CONTINGENCIES:
Operating and Employment Commitments
The Company leases office space and other office equipment in several states under operating lease agreements which expire at various dates through 2029. Those office space leases which are for more than one year generally contain scheduled rent increases or escalation clauses.
The following summarizes the Company’s obligations and commitments, as of December 31, 2015 for future minimum cash payments required under operating lease and employment agreements (in thousands):

Year	Operating leases	Employment agreements	Total
2016	$1,252	$240	$1,492
2017	1,790	—	1,790
2018	1,691	—	1,691
2019	1,300	—	1,300
2020	1,126	—	1,126
Thereafter	7,577	—	7,577
Total	$14,736	$240	$14,976
Rent expense for the year ended December 31, 2015, the period November 12, 2014 to December 31, 2014, the period January 1, 2014 to November 11, 2014 and the year ended December 31, 2013, was $866,000, $97,000, $2,264,000, and $2,406,000, respectively.

Legal Matters

In the ordinary course of business, the Company and its wholly owned portfolio companies may from time to time be party to lawsuits and claims. The Company evaluates such matters on a case by case basis and its policy is to contest vigorously any claims it believes are without compelling merit. The Company is not currently involved in any litigation matters.

Guarantees

The Company is a guarantor on a bank line of credit held at NBC, a controlled portfolio company. Maximum borrowings under the line of credit are $10,000,000 with a maturity date of February 2016. At December 31, 2015, total principal and accrued interest owed by NBC was $3,923,000. In addition, the Company deposited $750,000 to collateralize the guarantee. On August 27, 2015, NBC entered into Amendment No. 2 (the “Amendment”) to the Loan and Security Agreement, dated February 28, 2011 (as amended through August 27, 2015, including the Amendment, the “Agreement”), by and between Sterling National Bank (“Sterling”) and NBC. The Amendment permits NBC to use a portion of the warehouse line of credit provided by Sterling under the Agreement to fund inventory financing arrangements NBC may provide to its clients. The Amendment also removed certain restrictions placed upon the Company in connection with its guaranty of the credit facility provided under the Agreement. At December 31, 2015, the Company determined that it is not probable that payments would be required to be made under the guarantee.

NBC also entered into an additional Loan and Security Agreement with Sterling on August 27, 2015 (as amended through December 4, 2015) (the “504 Loan Agreement”), pursuant to which Sterling and any future participant lenders agreed to provide NBC another line of credit to fund SBA 504 loans extended by NBC (the “504 Facility”). The maximum amount of the 504 Facility is up to $35,000,000, depending upon syndication. The 504 Loan Agreement specifies certain events of default, pursuant to which all outstanding amounts under the 504 Facility could become immediately due and payable. In addition, the Company has guaranteed NBC’s obligations under the 504 Loan Agreement, pursuant to a Guaranty dated as of August 27, 2015. At December 31, 2015, the Company determined that it is not probable that payments would be required to be made under the guarantee.

On June 23, 2015, UPS and NTS (together, the “Borrowers”), each a controlled portfolio company of the Company, entered into a Credit and Guaranty Agreement (the “Agreement”), dated June 23, 2015, with Goldman Sachs Bank USA (“GS Bank”), as Administrative Agent, Collateral Agent and Lead Arranger, pursuant to which GS Bank agreed to extend the Borrowers a term loan facility up to an aggregate principal amount of $38,000,000 (the “Facility” and each term loan made thereunder, a “Term Loan”). On September 18, 2015, the Agreement was amended to add Premier as a borrower. The Company, Newtek Business Services Holdco 1, Inc., a wholly-owned subsidiary of the Company (“Intermediate Holdings”), and certain subsidiaries of Intermediate Holdings party to the Agreement from time to time, have agreed to guarantee the repayment of the Facility and are parties to the Agreement as “Guarantors” thereunder. At December 31, 2015, $22,000,000 was outstanding under this Facility. At December 31, 2015, the Company determined that it is not probable that payments would be required to be made under the guarantee.

NOTE 12—EARNINGS PER SHARE:

The following table summarizes the calculation for net increase in net assets per common share for the year ended December 31, 2015 and the period November 12, 2014 through December 31, 2014:

	December 31, 2015	November 12, 2014 through December 31, 2014
Net increase in net assets	$35,736	$681
Weighted average shares outstanding	10,770	7,620
Net increase in net assets per common share	$3.32	$0.09

Basic income per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common share equivalents is included in the calculation of diluted income per share only when the effect of their inclusion would be dilutive:

	For the Period Ended November 11,	Year Ended December 31,
The calculations of Net Income Per Share were:	2014	2013
Numerator:
Numerator for basic and diluted EPS—net income available to common stockholders	$3,293	$7,528
Denominator:
Denominator for basic EPS—weighted average shares	7,315	7,059
Denominator for diluted EPS—weighted average shares	7,315	7,581
Net income per share: Basic	$0.45	$1.07
Net income per share: Diluted	$0.45	$0.99
Anti-dilutive shares excluded from above:
Contingently issuable shares	17	17
NOTE 13—PUBLIC OFFERINGS:

The following table summarizes the total shares issued and proceeds received net of underwriting and offering costs in public offerings of the Company’s common stock for the years ended December 31, 2015, 2014, and 2013:

	Years ended December 31,
	2015	2014	2013
Shares issued	2,300,000	2,530,000	—
Offering price per share	$16.5	$12.5	N/A
Proceeds net of underwriting discounts and offering costs	$35,290	$27,883	$—

On November 18, 2014 the Company priced a public offering of 2,200,000 shares of its common stock at a public offering price of $12.50 per share. The Company also sold an additional 330,000 shares of its common stock at a public offering price of $12.50 per share pursuant to the underwriter's full exercise of the over-allotment option.

On October 15, 2015 the Company priced a public offering of 2,000,000 shares of its common stock at a public offering price of $16.50 per share. The Company also sold an additional 300,000 shares of its common stock at a public offering price of $16.50 per share pursuant to the underwriter's full exercise of the over-allotment option.

NOTE 14—DIVIDENDS AND DISTRIBUTIONS:

The Company's dividends and distributions are recorded on the declaration date. The following table summarizes the Company's dividend declarations and distributions during the year ended December 31, 2015. There were no dividend declarations or distributions during any prior years.

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
March 19, 2015	March 30, 2015	April 13, 2015	$0.39	$3,985	—	$—
June 15, 2015	June 29, 2015	July 15, 2015	$0.47	$4,715	5	$87
October 1, 2015	October 22, 2015	November 3, 2015	$0.50	$6,123	12	$201
October 1, 2015 (1)	November 18, 2015	December 31, 2015	$2.69	$9,195	—	$—
December 16, 2015	January 7, 2016	January 19, 2016	$0.40	$5,659	13	$143

Special Dividend (1)
On October 1, 2015, the Company declared a one-time special dividend of approximately $34,055,000 payable on December 31, 2015 to stockholders of record as of November 18, 2015. This special dividend was declared as a result of the Company’s intention to elect RIC status for tax year 2015, as it must distribute 100% of its accumulated earnings and profits through December 31, 2014 in order to qualify as a RIC.  The special dividend amount of approximately $34,055,000 was computed based on an earnings and profits analysis completed through December 31, 2014.
The dividend was paid in cash and shares of the Company's common stock at the election of each stockholder. The total amount of cash distributed to all stockholders was limited to 27% or $9,195,000 of the total dividend . The remainder of the dividend was paid in the form of shares of the Company's common stock. As a result approximately 1,844,000 shares of the Company's common shares were issued.
NOTE 15—BENEFIT PLANS:
Defined Contribution Plan
The Company’s employees (and its portfolio company's employees for the periods prior to the BDC Conversion) participate in a defined contribution 401(k) plan (the “Plan”) adopted in 2004 which covers substantially all employees based on eligibility. The Plan is designed to encourage savings on the part of eligible employees and qualifies under Section 401(k) of the Internal Revenue Code. Under the Plan, eligible employees may elect to have a portion of their pay, including overtime and bonuses, reduced each pay period, as pre-tax contributions up to the maximum allowed by law. The Company may elect to make a matching contribution equal to a specified percentage of the participant’s contribution, on their behalf as a pre-tax contribution. For the years ended December 31, 2015, 2014 and 2013, the Company matched 50% of the first 2% of employee contributions, resulting in $177,000, $130,000 and $153,000 in expense, respectively.
NOTE 16—INCOME TAXES:

The Company intends to qualify to be treated as a RIC for the 2015 tax year under Subchapter M of the Code. As a result, the Company must distribute substantially all of its respective net taxable income each tax year as dividends to its stockholders. Accordingly, no provision for federal income tax has been made in the financial statements for the year ended December 31, 2015.

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal tax regulations, which may differ from amounts determined in accordance with GAAP and those differences could be material. These book-to-tax differences are either temporary or permanent in nature. Reclassifications due to permanent book-tax differences, including the offset of net operating losses against net short-term gains and nondeductible meals and entertainment, have no impact on net assets.

The following differences were reclassified for tax purposes for the year ended December 31, 2015:

December 31, 2015
Increase in additional paid-in capital	$195
Increase in distributions in excess of undistributed net investment income	10,622
Decrease in net realized gains on investments	(10,817)

Taxable income generally differs from net increase (decrease) in net assets for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes unrealized appreciation (depreciation) on investments as investment gains and losses are not included in taxable income until they are realized.

The following table reconciles net increase in net assets to taxable income for the year ended December 31, 2015:

December 31, 2015
Net increase in net assets	$35,736
Net change in unrealized depreciation on investments	(10,187)
Net change in deferred tax liability	857
GAAP versus tax basis consolidation of subsidiaries	(4,115)
Other deductions/losses for tax, not book	(307)
Other differences	92
Taxable income before deductions for distributions	$22,076

The tax character of distributions paid during the year ended December 31, 2015 was as follows:

December 31, 2015
Ordinary income	$15,043
Long-term capital gains	67
Return of capital	—

The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. The Company’s fourth quarter dividend which was declared in December 2015, but had a record date in 2016, will be included in the 2016 dividends reportable to shareholders. Approximately 35.8% of the Company’s ordinary income was from qualified dividends. The actual tax characteristics of distributions to shareholders are reported to shareholders annually on Form 1099-DIV.
The tax basis components of distributable earnings/(accumulated losses) and reconciliation to accumulated earnings/(deficit) on a book basis for the year ended December 31, 2015 were as follows:

December 31, 2015
Undistributed ordinary income - tax basis	$6,781
Undistributed net realized gains - tax basis	184
Net change in unrealized appreciation on investments	8,062
GAAP versus tax basis consolidation of subsidiaries	4,115
Other temporary differences	1,288
Dividends payable	(5,802)
Total accumulated earnings - book basis	$14,628

The differences between the components of distributable earnings on a tax basis and the amounts reflected in the consolidated statements of changes in net assets are primarily due to temporary book-tax differences that will reverse in a subsequent period.

As of December 31, 2015, the Company had a deferred tax liability of $857,000 pertaining to the unrealized appreciation on investments held by Taxable Subsidiaries.

Income Taxes Prior to RIC Election
The Company’s tax provision is based on the Company’s results for the full year on a consolidated tax basis. Although the company converted to a BDC on November 11, 2014, it was not be eligible to elect RIC status until the year ended December 31, 2015. The Company’s deferred tax asset at December 31, 2014, was closed out to additional paid-in capital on January 1, 2015.
Provision for income taxes for the years ended December 31, 2014 and 2013 is as follows:

	2014	2013
Current:
Federal	$2,742	$5,075
State and local	1,043	132
	3,785	5,207
Deferred:
Federal	296	(1,132)
State and local	48	(157)
	344	(1,289)
Total provision for income taxes	$4,129	$3,918
Included in the 2013 current state provision is a receivable from state tax refunds in the amount of approximately $1,115,000, which favorably impacted the Company’s effective tax rate by approximately 8.6% for the year ended December 31, 2013. This receivable resulted from the amendment of the 2010, 2011 and 2012 tax returns.
A reconciliation of income taxes computed at the U.S. federal statutory income tax rate to the provision for income taxes for the years ended December 31, 2014 and 2013 is as follows:

	2014 Provision	2013 Provision
Provision for income taxes at U.S. federal statutory rate of 35%	$2,655	$3,874
State and local taxes, net of federal benefit	709	399
Deferred adjustment true-ups	—	116
Permanent differences	(47)	91
Goodwill impairment	597	—
Deferred tax asset valuation allowance increase	200	178
Change in NYC valuation allowance	—	(3,370)
Deferred rate true up – NYC NOL	—	3,370
Other – refund from prior year amended state returns	—	(639)
Other	15	(101)
Total provision for income taxes	$4,129	$3,918
Deferred tax assets and liabilities consisted of the following at December 31, 2014:

2014
Deferred tax assets:
Net operating losses (“NOLs”) and capital losses (excluding New York City NOL)	$2,193
New York City NOL	225
Prepaid insurance	78
Loan loss reserves and fair value discounts	2,466
Flow through of deferred items from investments in qualified businesses	522
Interest payable in credits in lieu of cash	1,090
Depreciation and amortization	44
Accrued expenses	771
Other	815
Total deferred tax assets before valuation allowance	8,204
Less: Valuation allowance	(2,663)
Less: Valuation allowance – New York City NOL	(225)
Total deferred tax assets	5,316
Deferred tax liabilities:
Credits in lieu of cash	(1,992)
Deferred income	(451)
Total deferred tax liabilities	(2,443)
Net deferred tax asset	$2,873
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
Realization of the deferred tax assets is dependent on generating sufficient taxable income in future years. The Company had total valuation allowances of approximately $2,888,000 at December 31, 2014. The change in the valuation allowance represents the charge off of capital losses that have expired unused.
The Company analyzed its tax positions taken on their federal and state tax returns for the open tax years 2012, 2013 and 2014, and used three levels of analysis in determining whether any uncertainties existed with respect to these positions. The first level consisted of an analysis of the technical merits of the position, past administrative practices and precedents, industry norms and historical audit outcome. The second level of analysis was used to determine if the threshold (more than 50%) was met for the tax filing position. The third level of analysis consisted of determining the probable outcome once it was determined that the threshold was met for the tax filing position. Based on our analysis, the Company determined that there were no uncertain tax positions and that the Company should prevail upon examination by the taxing authorities.
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
NOTE 17—FINANCIAL HIGHLIGHTS:

The financial highlights for the Company are as follows:

Per share data (2)	Year ended December 31, 2015	November 12, 2014 to December 31, 2014
Net asset value at beginning of period	$16.31	$13.49
Issuance of common stock	2.43	2.73
Dividends from capital gains	(1.76)	—
Special dividend	(2.69)	—
Net investment loss	(0.57)	(0.33)
Net realized gain on investments	3.14	0.08
Net unrealized appreciation on non-affiliate investments	0.95	0.36
Change in provision for deferred taxes	(0.06)	—
Net unrealized loss on servicing assets	(0.12)	(0.02)
Exponential of New York LLC distributions to members	(0.25)	—
Reversal of deferred tax asset	(0.19)	—
Out of period adjustment related to BDC Conversion	(0.06)	—
Dilutive effect of special dividend	(3.07)	—
Net asset value at end of period	$14.06	$16.31

Per share market value at end of period	$14.32	$14.76
Total return based on market value (3)	24.46%	13.10%
Total return based on average net asset value (3)	13.52%	20.87%
Shares outstanding at end of period	14,509	10,206

Ratios/Supplemental Data:
Ratio of expenses to average net assets	17.42%	20.46%
Ratio of net investment loss to average net assets	(3.34)%	(11.99)%
Net assets at end of period	$203,949	$166,418
Average debt outstanding	$128,680	$108,483
Average debt outstanding per share	$8.87	$10.63
Asset coverage ratio	249%	223%
Portfolio turnover	103.50%	5.08%

(1) Years prior to becoming a business development company are not presented in the financial highlights as the information would not be meaningful.
(2) Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(3) Assumes dividends are reinvested.
NOTE 18—RELATED PARTY TRANSACTIONS:
Investment in Premier Payments LLC

On July 23, 2015, the Company acquired 100% of Premier which was owned 100% by Jeffrey Rubin, former President of Newtek. The total purchase price was approximately $16,483,000, of which $14,011,000 was paid in cash and $2,472,000 was paid in newly issued restricted shares of Newtek common stock. A total of 130,959 shares were issued on the date of acquisition which may not be sold or transferred for six months from the acquisition date. The Company’s Board, including a majority of independent directors, approved the purchase.
Consulting Agreement
In July 2015, the Company entered into a consulting agreement (the “Agreement”), with Jeffrey Rubin, former President of Newtek and former CEO of Premier (a controlled portfolio company acquired in July 2015). The Agreement retained Jeffrey

Rubin to perform business development consulting services. The Agreement entitled Jeffrey Rubin to annual compensation of $200,000 paid monthly. For the year ended December 31, 2015, the Company incurred approximately $83,000 in consulting fees related to the Agreement. The Agreement was terminated in December 2015 and no additional payments are required to be made. On January 1, 2016, Jeffrey Rubin entered into an independent sale agent agreement with Premier.
Investment in PMTWorks Payroll, LLC
In November 2015, the Company exercised a warrant for nominal consideration to acquire an additional 10% membership interest in PMTWorks Payroll, LLC (“PMT”). The additional 10% interest was obtained from the founder and current board member of PMT, a controlled portfolio company.
Note Payable - Related Party
In June 2015, the Company entered into an unsecured revolving line of credit agreement with UPS and NTS. The maximum borrowings under the line of credit are $38,000,000. The outstanding balance bears interest at a rate equal to (a) the greater of LIBOR or 50 basis points plus (b) 7% or at a rate equal to (y) the greater of the Prime Rate or 3.5%, plus (z) 6%. Refer to Note 9 - “Borrowings” for additional discussion.
Managerial Assistance Fees from Controlled Investments
The Company provides managerial assistance to certain controlled portfolio companies. Amounts are charged based on estimates of time and effort spent by certain employees providing managerial services for certain controlled portfolio companies. Fees are recorded on a quarterly basis and are recurring in nature. The table below summarizes amounts charged to each controlled affiliate for the year ended December 31, 2015. The amounts are recorded as a reduction of salaries and benefits in the consolidated statements of operations for the year ended December 31, 2015. No amounts were charged in prior years as the controlled affiliates were consolidated subsidiaries.

Portfolio Company	Managerial assistance fees
Universal Processing Services of Wisconsin, LLC	$590
CrystalTech Web Hosting, Inc.	528
PMTWorks Payroll, LLC	149
Newtek Insurance Agency, LLC	241
Summit Systems and Designs, LLC	30
Secure CyberGateway Services, LLC	45
Premier Payments LLC	45
Small Business Lending, Inc.	176
Total	$1,804
Sale of Intangible Asset
In December 2015, the Company sold a portfolio of health-related insurance policies to Newtek Insurance Agency, LLC (“NIA”) for $407,000. The carrying value of the portfolio at the time of sale was $308,000 which resulted in gain on sale of $99,000 which is included in other income from controlled investments on the consolidated statements of operations. The purchase price was calculated based on one times the trailing twelve month gross commissions earned from the remaining active policies.
Other Transactions with Related Parties

During the year ended December 31, 2015, the Company incurred $599,000 in managed technology services expenses from NTS, $255,000 in loan processing and closing expenses from Business Connect, LLC, and $22,000 in payroll processing fees from PMT. During the year ended December 31, 2015, the Company earned $51,000 in consulting and other income from certain controlled portfolio companies.

A member of the Company’s Board and audit committee chairman receives a pension from CohnReznick LLP and capital payouts from his partnership interests.  CohnReznick LLP performs tax services for the Company.

The spouse of the Chief Accounting Officer of the Company is the Controller of UPS and is paid an annual salary in excess of $125,000.
Prior to the BDC Conversion, and during the period January 1, 2014 to November 11, 2014 and year ended December 31, 2013, the Company provided merchant processing for a company controlled by the father-in-law of a major stockholder and former President of the Company, in the approximate amount of $15,000 in each period.
Prior to the BDC Conversion, the Company paid gross residuals to an independent sales organization (“ISO”) controlled by a major stockholder of the Company. The ISO earned gross residuals from Newtek, and in turn paid commissions to its sales representatives as well as other operating expenses. Gross residuals paid by the Company to the ISO for the period ended November 11, 2014 and year ended December 31, 2013 were approximately $3,241,000 and $3,636,000, respectively.
As a result of the BDC Conversion, subsidiaries which were consolidated in prior years are now reflected as investments in controlled portfolio companies, recorded at fair value. As a result, transactions and balances with these companies are no longer eliminated in consolidation. As of December 31, 2015, the Company has $3,056,000 due from related parties and $256,000 due to related parties. At December 31, 2014, the Company had $3,190,000 due from related parties and $2,867,000 due to related parties.
NOTE 19—STOCK OPTIONS AND RESTRICTED STOCK GRANTED TO EMPLOYEES:
The Newtek Business Services Corp. 2014 Stock Incentive Plan, (the “2014 Plan”) currently provides for the issuance of options up to a maximum of 3,000,000 common shares to employees and non-employees. All options are to be issued at fair value on the date of grant. Options issued generally have a maximum term that ranges from 2 to 10 years and vesting provisions that range from 0 to 4 years. As of December 31, 2015, there were 3,000,000 shares available for future grant under the Plan and no options were issued during 2014 or 2015.
Prior to the BDC Conversion, the Company had a restricted stock plan. Stock based compensation expense for the period January 1, 2014 to November 11, 2014 and the year ended December 31, 2013 was $865,000 and $784,000, respectively, and is included in salaries and benefits and other general and administrative costs in the accompanying consolidated statements of operations for stock compensation related to employees and the Board, respectively. No stock based compensation expense was recorded for the period November 12, 2014 through December 31, 2014 and the year ended December 31, 2015, as the Company's plan terminated upon the Conversion date.

During the first quarter of 2013, the Company granted certain employees, executives and directors an aggregate of 60,000 restricted shares of common stock valued at $556,000. The employee and executive grants had a vesting date of March 1, 2016 while the directors’ vested July 1, 2015. The fair value of these grants was determined using the fair value of the common shares at the grant date. The restricted shares were forfeitable upon early voluntary or involuntary termination of the employee’s employment. Upon vesting, the grantee will receive one common share for each restricted share vested. Under the terms of the plan, these share awards do not include voting rights until the shares vest.  All outstanding restricted shares vested in November 2014. The Company recorded $374,000 and $182,000 in share-based compensation for the period January 1, 2014 to November 11, 2014 and the year ended December 31, 2013, respectively.

During the second quarter of 2013, the Company granted certain employees and executives an aggregate of 16,000 restricted shares of common stock valued at $174,000 with a vesting date of March 1, 2016. The fair value of these grants was determined using the fair value of the common shares at the grant date. The restricted shares were forfeitable upon early voluntary or involuntary termination of the employee’s employment. Upon vesting, the grantee will receive one common share for each restricted share vested. Under the terms of the plan, these share awards do not include voting rights until the shares vest. All outstanding restricted shares vested in November 2014. The Company recorded $77,000 and $31,000 in share-based compensation for the period January 1, 2014 to November 11, 2014 and the year ended December 31, 2013, respectively.

During the third quarter of 2013, the Company granted certain employees an aggregate of 14,000 restricted shares of common stock valued at $176,000 with 2,000 vesting on March 1, 2016 and 12,000 vesting on July 31, 2016. The fair value of these grants was determined using the fair value of the common shares at the grant date. The restricted shares were forfeitable upon early voluntary or involuntary termination of the employee’s employment. Upon vesting, the grantee will receive one common share for each restricted share vested. Under the terms of the plan, these share awards did not include voting rights until the shares vest. All outstanding restricted shares vested in November 2014. The Company recorded $134,000 and $21,000 in share-based compensation for the period January 1, 2014 to November 11, 2014 and year ended December 31, 2013, respectively.

In April 2014, the Company granted a certain employee 2,000 restricted shares of common stock valued at $28,600 which vested on April 30, 2014. The fair value of this grant was determined using the fair value of the common shares at the grant date. The restricted shares are forfeitable upon early voluntary or involuntary termination of the employee’s employment. Upon vesting, the grantee received one common share for each restricted share vested. The Company recorded $28,600 to share-based compensation for the period January 1, 2014 to November 11, 2014 in connection with the vesting period associated with this grant.

In July 2014, the Company granted certain employees and executives an aggregate of 5,400 options valued at $26,000. Option awards were granted with an exercise price of $20.00 which exceeded the market price of the Company’s stock at the date of grant. The options vested immediately and expired 5 years from the date of grant. The fair value of each option award was estimated on the date of grant using a Black-Scholes option valuation model that uses the following assumptions: 5 year expected life, risk-free interest rate of 1.66% and expected volatility of the Company’s stock of 54.6%. Expected volatilities were based on the Company’s stock. The risk-free rate for periods during the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term was determined using historical exercise patterns and the period of time that the awards were expected to be outstanding. The Company recorded $26,000 to share-based compensation for the period January 1, 2014 to November 11, 2014 related to these grants.

On November 11, 2014, all outstanding restricted stock and option awards granted to employees and executives under all previously active stock incentive plans vested as a result of the BDC Conversion. No options or restricted stock awards have been granted since the Conversion.

NOTE 20—SEGMENT REPORTING:
Prior to the BDC Conversion, operating segments were organized internally primarily by the type of services provided. The Company aggregated similar operating segments into six reportable segments: Electronic payment processing, Managed technology solutions, Small business finance, All other, Corporate and Capcos.
The Electronic payment processing segment was a processor of credit card transactions, as well as a marketer of credit card and check approval services to the small- and medium-sized business market. Expenses included direct costs (included in a separate line captioned electronic payment processing costs), professional fees, salaries and benefits, and other general and administrative costs, all of which are included in the respective caption on the consolidated statements of operations.

The Small business finance segment consisted of SBL, a lender service provider for third-parties that primarily services government guaranteed SBA loans and non-SBA loans; Texas Whitestone Group which manages the Company’s Texas Capco; NSBF, a nationally licensed SBA lender that originates, sells and services loans to qualifying small businesses; and NBC which provides accounts receivable financing, billing and accounts receivable maintenance services to businesses. NSBF generates revenues from sales of loans, servicing income and interest income earned on the loans themselves. The lender generates expenses for interest, professional fees, salaries and benefits, depreciation and amortization, and provision for loan losses, all of which are included in the respective caption on the consolidated statements of operations. NSBF also has expenses such as loan recovery expenses, loan processing costs, and other expenses that are all included in the other general and administrative costs caption on the consolidated statements of operations.

The Managed technology solutions segment consisted of NTS which was acquired in July 2004. NTS’s revenues were derived primarily from web hosting services and consisted of web hosting and set up fees. NTS generated expenses such as professional fees, payroll and benefits, and depreciation and amortization, which are included in the respective caption on the accompanying consolidated statements of operations, as well as licenses and fees, rent, and general office expenses, all of which are included in other general and administrative costs in the respective caption on the consolidated statements of operations.

The All other segment includes revenues and expenses primarily from qualified businesses that received investments made through the Company’s Capcos which cannot be aggregated with other operating segments. The three largest entities in the segment were NIA, an insurance sales operation, PMT, a provider of payroll processing services and Business Connect, LLC, a provider of sales and processing services.

Corporate activities represented revenue and expenses not allocated to other segments. Revenue included interest income and management fees earned from Capcos (and included in expenses in the Capco segment). Expenses primarily included corporate operations related to broad-based sales and marketing, legal, finance, information technology, corporate development and additional costs associated with administering the Capcos.

The Capco segment, which consisted of the twelve Capcos, generated non-cash income from tax credits, interest income and gains from investments in qualified businesses which are included in other income. Expenses primarily included non-cash interest and insurance expense, management fees paid to Newtek (and included in Corporate activities revenues), legal, audit fees and losses from investments in qualified businesses.
Management considered the following characteristics when making its determination of its operating and reportable segments:

•	the nature of the product and services;

•	the type or class of customer for their products and services;

•	the methods used to distribute their products or provide their services; and

•	the nature of the regulatory environment (for example, banking, insurance, or public utilities).
The accounting policies of the segments were the same as those described in the summary of significant accounting policies.
The Company no longer has six reportable segments after November 11, 2014 as a result of the BDC Conversion. The segment information presented below represents results up until the date of conversion. For the year ended December 31, 2015 and the period from November 12, 2014 through December 31, 2014 there is only one reportable segment.
The following table presents the Company’s segment information for the period ended November 11, 2014, and the year ended December 31, 2013:

	For the period ended November 11, 2014	For the year ended December 31, 2013
Third Party Revenue
Electronic payment processing	$79,529	$89,655
Small business finance	36,426	34,112
Managed technology solutions	13,997	17,576
All other	2,277	2,568
Corporate activities	774	900
Capco	364	213
Total reportable segments	133,367	145,024
Eliminations	(1,520)	(1,431)
Consolidated Total	$131,847	$143,593
Inter Segment Revenue
Electronic payment processing	$3,708	$3,265
Small business finance	454	520
Managed technology solutions	528	526
All other	1,435	1,654
Corporate activities	3,406	4,753
Capco	692	805
Total reportable segments	10,223	11,523
Eliminations	(10,223)	(11,523)
Consolidated Total	$—	$—
Income (loss) before income taxes
Electronic payment processing	$7,366	$8,304
Small business finance	9,090	10,143
Managed technology solutions	2,818	3,564
All other	(1,153)	(1,606)
Corporate activities	(9,879)	(8,002)
Capco	(778)	(1,284)
Total reportable segments	7,464	11,119
Eliminations	(321)	(50)
Consolidated Total	$7,143	$11,069
Depreciation and Amortization
Electronic payment processing	$226	$358
Small business finance	1,440	1,241
Managed technology solutions	1,165	1,316
All other	180	203
Corporate activities	129	161
Capco	—	5
Consolidated Total	$3,140	$3,284

	For the period ended November 11, 2014	For the year ended December 31, 2013
Interest (Income) Expense, net
Electronic payment processing	$(1)	$(4)
Small business finance	(712)	766
Managed technology solutions	41	94
All other	—	(1)
Corporate activities	2,264	24
Capco	(234)	96
Total reportable segments	1,358	975
Eliminations	302	50
Consolidated Total	$1,660	$1,025
NOTE 21—UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES:

In accordance with the SEC’s Regulation S-X and GAAP, we are not permitted to consolidate any subsidiary or other entity that is not an investment company, including those in which we have a controlling interest. We had one unconsolidated subsidiary as of December 31, 2015 and for the year ended December 31, 2015 that met at least one of the significance conditions under Rule 1-02(w) of Regulation S-X for which we are required, pursuant to Rule 3-09 of Regulation S-X, to attach separate financial statements as exhibits to the Form 10-K. Accordingly, the financial statements of UPS for the year ended December 31, 2015 and the period November 12, 2014 to December 31, 2014 have been attached as exhibits.

NOTE 22—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):
The following table sets forth certain unaudited consolidated quarterly statement of operations data from the eight quarters ended December 31, 2015. This information is unaudited, but in the opinion of management, it has been prepared substantially on the same basis as the audited consolidated financial statements appearing elsewhere in this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below. The consolidated quarterly data should be read in conjunction with the current audited consolidated statements and notes thereto. The total of the quarterly EPS data may not equal to the full year results.

	Three Months Ended
2015	3/31	6/30	9/30	12/31
Total investment income	$4,750	$5,606	$7,038	$8,676
Net investment (loss) income	$(2,476)	$(2,295)	$(1,491)	$77
Net gain on investments	$12,479	$7,171	$6,240	$16,031
Net increase in net assets	$10,003	$4,876	$4,749	$16,108
Net increase in net assets per share	$0.98	$0.48	$0.46	$1.31
Net asset value per share at period end	$16.61	$16.62	$16.88	$14.06

	Three Months Ended			Period from 10/1/14 through	Period from 11/12/14 through
2014	3/31	6/30	9/30	11/11/14	12/31/14
Total revenue	$36,087	$38,128	$38,166	$19,466	$—
Investment income	$—	$—	$—	$—	$1,976
Income (loss) before income taxes	$2,216	$2,289	$4,523	$(1,228)	$(2,329)
Net income (loss) available to common stockholders/net increase in net assets	$1,391	$1,394	$2,644	$(1,415)	$681
Income (loss) per share—basic	$0.20	$0.20	$0.35	$(0.19)	$—
Income (loss) per share—diluted	$0.18	$0.18	$0.34	$(0.19)	$—
Net increase in net assets per share	$—	$—	$—	$—	$0.09

NOTE 23—SUBSEQUENT EVENTS:

Quarterly Dividend

On February 25, 2016 the Company declared a quarterly cash dividend of $0.35 per share payable on March 31, 2016 to stockholders of record as of March 22, 2016. The dividend will be paid in cash or shares of the Company's common stock through participation in the Company's dividend reinvestment plan, at the election of stockholders.

Newtek Business Services Corp. and Subsidiaries
Schedule of Investments In and Advances to Affiliates
December 31, 2015

Portfolio Company/Type of Investment (1)	Amount of Interest, Fees or Dividends Credited in Income	Fair Value at December 31, 2014	Gross Additions (2)	Gross Reductions (3)	Fair Value at December 31, 2015
Controlled Investments
Advanced Cyber Security Systems, LLC
50% Membership Interest	$—	$—	$—	$—	$—
Term loan	14	—	—	—	—

Automated Merchant Services, Inc.
100% Common Stock	—	—	—	—	—

Business Connect, LLC
100% Membership Interest	4	—	—	—	—

CDS Business Services, Inc.
100% Common Stock	—	496	1,483	(1,054)	925
Term loan	—	1,483	200	(1,683)	—
Line of credit	31	—	2,870	—	2,870

CrystalTech Web Hosting, Inc.
100% Common Stock	308	21,500	826	(912)	21,414

Exponential Business Development Co. Inc.
100% Common Stock	1,080	—	—	—	—

First Bankcard Alliance of Alabama, LLC
95% Membership Interest	78	—	—	—	—

Fortress Data Management, LLC
100% Membership Interest	—	—	—	—	—

Newtek Insurance Agency, LLC
100% Membership Interest	99	2,300	200	—	2,500

PMTWorks Payroll, LLC
90% Membership Interest	—	920	100	—	1,020
Term Loan	104	—	—	—	—

Secure CyberGateway Services, LLC
66.7% Membership Interest	52	—	—	—	—
Term Loan	130	2,400	—	(1,204)	1,196

Premier Payments LLC
100% Membership Interest	600	—	16,503	—	16,503

Small Business Lending, Inc.
100% Common Stock	348	2,900	5,565	(2,965)	5,500

Portfolio Company/Type of Investment (1)	Amount of Interest, Fees or Dividends Credited in Income	Fair Value at December 31, 2014	Gross Additions (2)	Gross Reductions (3)	Fair Value at December 31, 2015

Summit Systems and Designs, LLC
100% Membership Interest	1,162	—	—	—	—

Universal Processing Services of Wisconsin, LLC
100% Membership Interest	6,596	45,500	6,948	—	52,448

Total Controlled Investments	$10,606	$77,499	$34,695	$(7,818)	$104,376

(1) The principal amount and ownership detail as shown in the Company's Consolidated Schedule of Investments.
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