Form 10-K/A
period 2015-12-31
Newtek Business Services Corp.
filed 2016-04-29
CIK 1587987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________________

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (all as defined in Rule 12b-2 of the Exchange Act).

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

DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference: Not applicable.

NEWTEK BUSINESS SERVICES CORP.

FORM 10-K

ANNUAL REPORT

Explanatory Note

Newtek Business Services Corp. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the Company’s fiscal year ended December 31, 2015 pursuant to General Instruction G(3) to Form 10-K for the sole purpose of filing the information required to be disclosed pursuant to Part III of Form 10-K. In addition, the cover page and the list of exhibits of the Form 10-K have been updated and amended. Except for the amendments described above, this Form 10-K/A does not modify or update the disclosures in, or exhibits to, the Form 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information about the Directors and Executive Officers

Set forth below is information, as of April 20, 2016, regarding Mr. Samuel Kirschner, who is being nominated for election as a director of the Company by our shareholders at the 2016 annual meeting, as well as information about our other current directors whose terms of office will continue after the annual meeting, which includes specific information about each director’s experience, qualifications, attributes or skills that led the Board of Directors to the conclusion that the individual is qualified to serve on our Board, in light of our business and structure.

Nominee for Class II Director –Term Expiring 2019

Name, Address, and Age(1)	Position(s) Held with the Company	Term of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Other Directorships Held by Director or Nominee for Director During Past 5 Years
Independent Director Nominees: Sam Kirschner, 67	Director	Class II Director since 2010; Term expires 2016	Managing Member of MayerCap, LLC; President of Nexus Family Business Consulting

Mr. Kirschner has, since he co-founded MayerCap, LLC in 2003, been a Managing Member of the company. MayerCap, LLC manages investments in hedge funds, as a fund-of-funds, and is headquartered in New York City. MayerCap, LLC places particular emphasis on investing in newer and smaller hedge funds. Mr. Kirschner has also been since 1986 president of Nexus Family Business Consulting where he has specialized in advising owners, boards and senior executive of major family-owned businesses and large domestic and foreign banks on matters of succession planning, estate planning, and strategic mergers and acquisitions. He has also consulted on the identification and recruitment of senior executives. Mr. Kirschner holds a Ph.D. in clinical psychology and has taught at both New York University School of Continuing & Professional Studies and the Wharton School of Business at the University of Pennsylvania.

Mr. Kirschner’s experience in the finance industry provides a significant addition to the Board of Directors. Mr. Kirschner has many years of experience in working with small to medium sized firms and addressing the many issues which they face in growing their businesses. He is also well versed in the latest developments in the social media area and has been helpful in advising the Company on its product development and social media initiatives and this experience provides a significant addition to the board of directors.

Current Independent Directors:

Messers. Salute and Mulia are not “interested persons” of the Company as defined in the 1940 Act.

Name, Address, and Age(1)	Position(s) Held with the Company	Term of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Other Directorships Held by Director or Nominee for Director During Past 5 Years
Richard Salute, 70	Director	Class III Director since 2015; Term expires 2017	Capital Markets and SEC Practice Director at J.H. Cohn and CohnReznick LLP; Partner at Arthur Andersen.

Mr. Salute has more than 37 years of audit, accounting, and tax experience. Mr. Salute served as Capital Markets and SEC Practice Director at J.H. Cohn and CohnReznick LLP. Prior to that he spent 29 years at Arthur Andersen managing complex audits for public and private companies. During his tenure, he was responsible for providing clients with strategic planning services as well as consulting on corporate finance, mergers and acquisitions, and process evaluation. His clients included large multinational companies and entrepreneurial start-ups. In addition to his client responsibilities, he started three businesses for that firm: the Enterprise Group (New York Metropolitan area), the Technology Practice (New York office) and the Bankruptcy and Corporate Recovery Practice (nationwide). Mr. Salute is a graduate of Adelphi University and a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants

Mr. Salute’s extensive audit, accounting, and tax experience and relationships with industry players is an asset to our Board of Directors. Mr. Salute’s expertise and experience also qualify him to serve as chairman of the Audit Committee and as the Audit Committee Financial Expert. As an authority on SEC matters, Mr. Salute has been the key accounting and finance professional in numerous initial public offerings and has represented clients whose shares trade on the New York Stock Exchange, the American Stock Exchange, NASDAQ and other over-the-counter markets and this experience provides a significant addition to the board of directors.

Salvatore Mulia, 68	Director	Class III Director since 2015; Term expires 2017	Financial advisor at RTM Financial Services; Executive Vice President of Pitney Bowes Capital Corp.

Mr. Mulia has been a financial advisor at RTM Financial Services, Westport, CT, with an emphasis on leasing and lending advisory services, since February 2003. From February 2001 to February 2003 Mr. Mulia was Executive Vice President of Pitney Bowes Capital Corp, Shelton, CT which was engaged in providing financial services to business customers. Prior to that, Mr. Mulia held senior management positions within General Electric’s Financial Services Division, GE Capital Corporation (“GECC”), and from 1980 through 1993 he was responsible for developing new products and business initiatives in financial services. During his tenure at GECC Mr. Mulia was a principal in GEVEST, GECC’s investment banking unit, where he headed syndication and led acquisition teams which acquired leasing companies with combined assets of $3 billion including: TransAmerica Leasing, Chase Manhattan’s leasing subsidiary and LeaseAmerica.

Mr. Mulia’s experience in the financial services industry as well as working with smaller to mid-sized companies needing capital and debt and his understanding of these businesses provides a significant addition to the Board of Directors. Mr. Mulia has many years of experience with major financial companies working with smaller to mid-sized companies needing capital and debt. His understanding of the dynamics of these businesses has been particularly helpful in addressing similar issues of the Company and this experience provides a significant addition to the board of directors.

Interested Directors: Barry Sloane, 56	Director, Chief Executive Officer, and President	Class I Director since 1999; Term expires 2018	Chairman of the Board of Directors, Chief Executive Officer, President and founder of the Company; Executive Officer of each of the Company’s controlled portfolio companies.

Mr. Sloane has served as our Chairman and Chief Executive Officer since 1999 and as our President since 2008. Mr. Sloane founded Newtek in 1998 and has been an executive officer of each of the Company-sponsored certified capital companies beginning in 1999. In addition, in April 2015 Mr. Sloane became engaged as a director with AK Capital LLC (“AKC”), a securities brokerage company. From September 1993 through July 1995, Mr. Sloane was a Managing Director of Smith Barney, Inc. While there, he directed the Commercial and Residential Real Estate Securitization Unit, and he was national sales manager for institutional mortgage and asset backed securities sales. From April 1991 through September 1993, Mr. Sloane was founder and President of Aegis Capital Markets, a consumer loan origination and securitization business which was eventually taken public with the name of “Aegis Consumer Funding.” From October 1988 through March 1991, Mr. Sloane was Senior Vice President of Donaldson, Lufkin and Jenrette, where he was responsible for directing sales of mortgage-backed securities. From August 1982 to September 1988, Mr. Sloane was a senior mortgage security salesman and trader for Bear Stearns, L.F. Rothschild, E.F. Hutton and Paine Webber.

Mr. Sloane’s broad business and financial experience and his knowledge of the Company’s businesses have been of great value to the other members of the Board of Directors and qualify him to serve on our Board of Directors.

Peter Downs, 51	Chief Lending Officer	Class I Director since 2014; Term expires 2018	Chief Lending Officer of the Company; President of Newtek Small Business Finance, LLC

Mr. Downs is the Company’s Chief Lending Officer and was appointed as director in connection with the Company’s conversion to a business development company on November 12, 2014. Mr. Downs joined the Company in 2003 and has been the President of Newtek Small Business Finance, LLC (“NSBF”) and a member of the Risk committee for NSBF. He has had primary responsibility for the development of the Company’s lending policies and procedures, portfolio and marketing, from its inception. Prior to joining Newtek in 2003, Mr. Downs spent sixteen years in various small business lending roles within the banking industry. From 1990 to 2001, he was employed with European American Bank (“EAB”), where he held various positions including New Business Development Officer for Small Business Lending and Group Manager of Retail Small Business Lending which encompassed the underwriting and servicing of the bank’s small business loan portfolio. With EAB’s acquisition by Citibank, Mr. Downs was asked to run the bank’s SBA lending portfolio in New York, and was eventually named the National Director of SBA lending, after which he was responsible for coordinating the bank’s SBA underwriting and sales efforts in all Citibank markets across the country. In addition to his banking experience, he has been involved in several non-profit small business advisory boards, and has been a member of the National Association of Government Guaranteed Lenders (NAGGL) Regional Technical Issues Committee.

Mr. Down’s history with the Company and extensive experience in developing policies and procedures, portfolios and marketing in the small business lending space provides our Board of Directors with the valuable insight of an experienced lender.

(1) The business address of the director nominees and other directors is c/o Newtek Business Services Corp. 212 West 35th Street, 2nd Floor, New York, New York 10001.

The Board of Directors and Board of Directors Meetings

Newtek’s Board of Directors and management are committed to responsible corporate governance to ensure that the Company is managed for the long-term benefit of its shareholders. To that end, the Board of Directors and management periodically review and update, as appropriate, the Company’s corporate governance policies and practices. In doing so, the Board of Directors and management review published guidelines and recommendations of institutional shareholder organizations and current best practices of similarly situated public companies. The Board of Directors and management also regularly evaluate and, when appropriate, revise the Company’s corporate governance policies and practices in accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and listing standards issued by the SEC and The NASDAQ® Stock Market, Inc. (“NASDAQ”) where the Company’s Common Shares are listed and traded.

During the fiscal year ended December 31, 2015, the Board of Directors held a total of 24 meetings, the Audit Committee held 5 meetings and the Nominating and Corporate Governance Committee held 4 meetings. Each director attended at least 90% of the total number of meetings of the Board of Directors and at least 90% of the meetings of all committees on which he served. All members of the Board of Directors makes a diligent effort to attend all board and committee meetings, as well as the Annual Meeting of Shareholders. In 2015, all members of the Board of Directors attended the Annual Meeting of shareholders.

Corporate Governance Policies

The Company has adopted corporate governance policies which are available at the Investor Relations page of www.thesba.com. The corporate governance policies are also available in print to any shareholder who requests them. These policies were adopted by the Board of Directors,among other things, to best ensure that the Board of Directors is independent from management, that the Board of Directors adequately performs its function as the overseer of management and to help ensure that the interests of the Board of Directors and management align with the interests of the shareholders.

On an annual basis, each director and executive officer is obligated to complete a Directors’ and Officers’ Questionnaire which requires disclosure of any transactions with the Company in which the director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest.

Committees of the Board of Directors

The Board of Directors currently has two standing committees: the Audit Committee and the Compensation, Corporate Governance and Nominating Committee. Each member of these committees is independent as defined by applicable NASDAQ and SEC rules. A brief description of each committee is included below and each of the committees has a written charter approved by the Board of Directors, which is available the Investor Relations page of our website at www.thesba.com.

Audit Committee. The Board of Directors has established an Audit Committee. The Audit Committee consists of Messrs. Salute, Mulia and Kirschner and operates pursuant to its written Charter. Mr. Salute serves as Chair of the Audit Committee. The Audit Committee is authorized to examine and approve the audit report prepared by the independent auditors of the Company, to review and select the independent auditors to be engaged by the Company, to review the internal audit function and internal accounting controls and to review and approve conflict of interest or related party transactions and audit policies. Mr. Salute currently serves as an “Audit Committee Financial Expert,” as defined under applicable SEC rules. In addition, the Board of Directors has determined that all members of the Audit Committee are “financially literate” as that term is defined by applicable NASDAQ and SEC rules.

Compensation, Corporate Governance and Nominating Committee. The Board of Directors has established a Compensation, Corporate Governance and Nominating Committee. The Company’s Compensation, Corporate Governance and Nominating Committee consists of Messrs. Mulia, Salute and Kirschner. Mr. Mulia currently serves as Chair of the Compensation, Corporate Governance and Nominating Committee. The Compensation, Corporate Governance and Nominating Committee evaluates the compensation and benefits of the directors, officers and employees, recommends changes, and monitors and evaluates employee performance. The Compensation, Corporate Governance and Nominating Committee is generally responsible for identifying corporate governance issues, creating corporate governance policies, identifying and recommending potential candidates for election to the Board of Directors and reviewing executive and director compensation and performance.

The Compensation, Corporate Governance and Nominating Committee seeks candidates who possess the background, skills, and expertise to make a significant contribution to the Board of Directors, the Company, and its shareholders. In considering possible candidates for election as a director, the Compensation, Corporate Governance and Nominating Committee will take into account, in addition to such other factors as it deems relevant, the desirability of selecting candidates who:

•	Are of the highest character and integrity;

•	Are free of any conflict of interest;

•	Are willing and able to devote sufficient time to the affairs of the Company; and

•	Has the capacity and desire to represent the balance, best interests of the shareholders.

The Compensation, Corporate Governance and Nominating Committee has not adopted a formal policy with regard to the consideration of diversity in identifying director nominees. In determining whether to recommend a director nominee, the Compensation, Corporate Governance and Nominating Committee considers and discusses diversity, among other factors, with a view toward the needs of the board of directors as a whole. The Compensation, Corporate Governance and Nominating Committee generally conceptualizes diversity expansively to include, without limitation, concepts such as race, gender, national origin, differences of viewpoint, professional experience, education, skill and other qualities that contribute to the board of directors, when identifying and recommending director nominees. The Compensation, Corporate Governance and Nominating Committee believes that the inclusion of diversity as one of many factors considered in selecting director nominees is consistent with the Compensation, Corporate Governance and Nominating Committee’s goal of creating a board of directors that best serves the needs of the Company and the interest of its shareholders.

Director Independence

NASDAQ listing standards and Section 2(a)(19) of the 1940 Act require that a majority of the Board of Directors and every member of our Audit Committee and Compensation, Corporate Governance and Nominating Committee are “independent.” Our Board of Directors reviews the independence of its members annually.

The Board of Directors has determined that Messrs. Kirschner, Mulia and Salute qualify as “independent” as defined by applicable NASDAQ and SEC rules. In making this determination, the Board of Directors has concluded that none of these members has a relationship which, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. It is the policy of the Board of Directors to hold executive sessions of the independent directors meeting without management at regular intervals and as requested by a director. Mr. Salute presides over these meetings of the independent directors.

Leadership Structure

The Company currently combines the role of Chairman of the Board of Directors with the role of Chief Executive Officer. Our Board of Directors believes this provides an efficient and effective leadership model for our Company. Combining the Chairman and Chief Executive Officer roles fosters clear accountability, effective decision-making, and alignment on corporate strategy. Mr. Sloane has served as Chairman and Chief Executive Officer of the Company since 1999 and as President since 2008. As the Company’s President and Chief Executive Officer, Mr. Sloane is an “interested person” under Section 2(a)(19) of the 1940 Act . The Board of Directors continues to believe that our leadership structure is appropriate since Mr. Sloane has over 25 years of experience in our industry or related businesses, and under his leadership our management team has executed a strategy that has significantly improved our earnings growth, cash flow stability and competitiveness. No single leadership model is right for all companies at all times. Our Board of Directors recognizes that depending on the circumstances, other leadership models might be appropriate. Accordingly, our Board of Directors periodically reviews its leadership structure.

Moreover, our Board of Directors believes that its governance practices provide adequate safeguards against any potential risks that might be associated with having a combined Chairman and Chief Executive Officer. Specifically:

•	three of our five current directors are independent directors;

•	all of the members of our Audit Committee and Compensation, Corporate Governance and Nominating Committee are independent directors;

•	our Board of Directors and its committees regularly conduct scheduled meetings in executive session, out of the presence of Messrs. Sloane and Downs and other members of management;

•	our Board of Directors and its committees regularly conduct meetings which specifically include Messrs. Sloane and Downs;

•	our Board of Directors and its committees remain in close contact with, and receive reports on various aspects of the Company’s management and enterprise risk directly from our senior management and independent auditors; and

•	our Board of Directors and its committees interact with employees of the company outside the ranks of senior management.

The Company has not appointed a lead independent director.

Board of Directors Risk Oversight

While management is responsible for identifying, assessing and managing risk, our Board of Directors, at both the full board and committee levels, is responsible for risk oversight with a focus on the most significant risks facing the Company. The Board of Directors’ risk oversight includes, but is not limited to, the following risks:

•	strategic;

•	operational;

•	compliance; and

•	reputational.

At the end of each year, management and the Board of Directors jointly review major risks that the Company prioritizes in the following year. In 2015, the Board of Directors focused on the following areas of risk:

•	determining Newtek’s long-term growth;

•	strategic and operational planning, including acquisitions and the evaluation of the Company’s capital structure and long term debt financing; and

•	legal and regulatory compliance.

The Board of Directors has delegated responsibility for the oversight of specific risks to Board of Directors committees. The Audit Committee overseas risks associated with:

•	the Company’s financial statements and financial reporting;

•	internal controls over financial reporting;

•	credit and liquidity; and

•	overseeing, reviewing and approving management’s estimates of fair value of the Company’s investment portfolio; and

The Compensation, Governance and Nominating Committee considers the risks associated with:

•	compensation policies and practices;

•	management resources, structure, succession planning and management development;

•	overall governance practices and the structure and leadership of the Board of Directors; and

•	related person transactions and the code of conduct for all employees, officers and directors.

The Board of Directors is kept informed of each committee’s risk oversight and any other activities deemed to engender risk via periodic reports from management and the committee chairs. Our Board of Directors recognizes the importance of risk oversight, and its role is consistent with the Board of Directors’ leadership structure, the CEO and the senior management of the Company. Our senior management is responsible for assessing and managing risk exposure and the Board of Directors, and committees of the Board of Directors provide the oversight consistent with those efforts.

Director Nominations

In considering whether to recommend any particular candidate for inclusion in the Board of Directors’ slate of recommended director nominees, the Compensation, Corporate Governance and Nominating Committee applies the criteria set forth in the Governance Guidelines. These criteria include the candidate’s integrity, business acumen, knowledge of our business and industry, experience, diligence, absence of conflicts of interest and the ability to act in the interest of all shareholders. The committee does not assign specific weights to particular criteria, and no particular criterion is a prerequisite for each prospective nominee. We believe that the backgrounds and qualifications of our directors, considered as a group, should provide a composite mix of experience, knowledge and abilities that will best allow the Board of Directors to fulfill its responsibilities.

Shareholders may recommend individuals to the Compensation, Corporate Governance and Nominating Committee for consideration as potential director candidates by submitting their names, together with appropriate biographical information and background materials. The recommendation should be sent to the Compensation, Corporate Governance and Nominating Committee, c/o Michael A. Schwartz, Secretary, Newtek Business Services Corp., 212 West 35th Street, 2nd Floor, New York, New York 10001. Assuming that appropriate biographical and background material has been provided on a timely basis, the Committee will evaluate shareholder-recommended candidates by following substantially the same process, and applying substantially the same criteria, as it follows for candidates recommended by our Board of Directors or others. If the Board of Directors determines to nominate a shareholder- recommended candidate and recommends his or her election, then his or her name will be included in the proposal for election for the next annual meeting.

Shareholders also have the right under our Bylaws to nominate director candidates, without any action or recommendation on the part of the Compensation, Corporate Governance and Nominating Committee or the Board of Directors, by following the procedures set forth under “Shareholder Proposals” in our Proxy Statement. Candidates nominated by shareholders in accordance with the procedures set forth in our Bylaws may be included in our Proxy Statement and solicitation for the next annual meeting.

Code of Ethics

We have adopted and will maintain a code of ethics that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. Our code of ethics will generally not permit investments by our employees in securities that may be purchased or held by us. We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC.

Our current code of ethics is posted on our website at www.thesba.com and was filed with the SEC as an exhibit to our registration statement on Form N-2, filed on November 3, 2014. You may read and copy the code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, the code of ethics is available on the EDGAR Database on the SEC’s Internet site athttp://www.sec.gov. You may also obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities, to file with the SEC and the NASDAQ initial reports of ownership and reports of changes in ownership of Common Shares of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on Forms 3 and 4, and amendments to such forms, provided to the Company by its directors and executive officers and greater than 10% shareholders during 2015, all such required reports were timely filed, except, however, a Form 3 and a Form 4 for Mr. Salute were filed, but not in a timely manner.

Director Compensation

The Board of Directors has adopted a plan for compensation of non-employee directors which gives effect to the time and effort required of each of them in the performance of their duties. During 2015, compensation was paid in cash and is set forth in the table below:

•	for participation on the Board of Directors: $50,000;

•	as chair of a Committee: $20,000;

•	as committee member: $5,000.

Directors do not receive any perquisites or other personal benefits from the Company.

Director Summary Compensation Table

The following table discloses the cash, equity awards and other compensation earned, paid or awarded, as the case may be, to each of our current directors during the fiscal years ended December 31, 2015.

		Fees earned
		or Paid in Cash	Stock Awards	Option Awards	All Other Compensation	Total
Name of Director		($)	($)(3)	($)(3)	($)	($)
Current independent directors:
Sam Kirshner	2015	60,000	-	-	-	60,000
	2014	60,000	261,000			321,000
Salvatore F. Mulia	2015	75,000	-	-	-	75,000
	2014	75,000	261,000			336,000
Richard Salute (1)	2015	75,000	-	-	-	75,000
	2014	-	-	-	-	-

Former independent director:
Dave Beck (1)	2015	18,750	-	-	-	18,750
	2014	75,000	261,000	67,465	-	403,465
Interested directors:
Barry Sloane (2)	2015	-	-	-	-	-
	2014	-	-	-	-	-
Peter Downs (2)	2015	-	-	-	-	-
	2014	-	-	-	-	-

(1)	Mr. Beck retired from the Board of Directors on April 10, 2015. On April 10, 2015, the Board of Directors appointed Mr. Salute to replace Mr. Beck and serve the remainder of Mr. Beck’s term.
(2)	As employee directors, Messrs. Sloane and Downs do not receive any compensation for their service as directors. The compensation Messrs. Sloane and Downs receive from the Company as employees is disclosed in the Summary Compensation Table and elsewhere under “EXECUTIVE COMPENSATION.”
(3)	At the time of the BDC Conversion, in which Newtek Business Services, Inc. merged with and into the Company, awards previously granted to the Directors with vesting dates of February 2015 and March 2016, were vested.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

2015 Named Executive Officers

This compensation discussion and analysis (“CD&A”) provides 2015 compensation information for the following Named Executive Officers (“NEOs”). References to “2015 NEOs” in this CD&A are references to Messrs. Sloane, Downs, Schwartz and Choksi, and Ms. Eddelson, and references to “Former NEOs” in this CD&A are references to Messrs. Ash and Burnet.

Name	Age	Position
2015 NEOs:
Barry Sloane	56	Chairman, Chief Executive Officer and President

Jennifer Eddelson	43	Executive Vice President, Chief Accounting Officer
Peter Downs	51	Chief Lending Officer; President Newtek Small Business Finance, LLC
Michael Schwartz (1)	55	Chief Legal Officer, Chief Compliance Officer and Secretary
Dean Choksi (2)	37	Treasurer and Senior Vice President of Finance

Former NEOs:
Matthew Ash (1)	72	Former Executive Vice President, former Chief Compliance Officer
Craig Brunet (3)	67	Former Executive Vice President, former Chief Information Officer

(1) Mr. Ash assumed the position of special counsel to the Company in October 2015. Mr. Ash was replaced as Chief Compliance Officer by Mr. Schwartz, effective October 1, 2015.

(2) Mr. Choksi was hired in April 2015 as Treasurer and Senior Vice President of Finance.

(3) Effective as of January 1, 2016, Mr. Brunet retired from his position as Chief Information Officer of the Company and John Raven was appointed the Chief Information Security Officer and Chief Technology Officer of the Company.

2015 NEOs

Barry Sloane is the Chairman of the Board of Directors, Chief Executive Officer, President and a founder of the Company and is and has been an executive officer of each of the Company’s controlled portfolio companies. In addition, in April 2015 Mr. Sloane became engaged as a director with AKC, a securities brokerage company. Previously, from September 1993 through July 1995, Mr. Sloane was a Managing Director of Smith Barney, Inc. While there, he directed the Commercial and Residential Real Estate Securitization Unit and, prior to that time, he was national sales manager for institutional mortgage and asset backed securities sales. From April 1991 through September 1993, he was founder and President of Aegis Capital Markets, a consumer loan origination and securitization business which was eventually taken public with the name of “Aegis Consumer Funding.” From October 1988 through March 1991, Mr. Sloane was Senior Vice President of Donaldson, Lufkin and Jenrette, where he was responsible for directing sales of mortgage-backed securities. From August 1982 to September 1988 Mr. Sloane was a senior mortgage security salesman and trader for Bear Stearns, L.F. Rothschild, E.F. Hutton and Paine Webber.

Jennifer Eddelson is a certified public accountant licensed in the state of New York and has served as Executive Vice President and Chief Accounting Officer of the Company since July 1, 2011. Previously Ms. Eddelson was employed by the Company since 2004 as Corporate Controller, Vice President of Financial Reporting since 2006, and in these and her current capacities has had a principal responsibility for the development and implementation of the Company’s accounting policies and practices. Previously, Ms. Eddelson practiced as a certified public accountant for eight years with Janover, LLC, a public accounting firm located in New York, primarily in the audit and tax area. Ms. Eddelson is a member of the NYS Society of CPAs and a member of the AICPA.

Peter Downs is the Company’s Chief Lending Officer and was appointed as director in connection with the November 2014 merger of Newtek Business Services, Inc. with and into Newtek Business Services Corp., and our election to be treated as a BDC (the “BDC Conversion”). Mr. Downs joined the Company in 2003 and has been the President of Newtek Small Business Finance, LLC (“NSBF”) and a member of the Risk Committee for NSBF. He has had primary responsibility for the development of the Company’s lending policies and procedures, portfolio and marketing, from its inception. Prior to joining Newtek in 2003, Mr. Downs spent sixteen years in various small business lending roles within the banking industry. From 1990 to 2001, he was employed with European American Bank (“EAB”), where he held various positions including New Business Development Officer for Small Business Lending and Group Manager of Retail Small Business Lending which encompassed the underwriting and servicing of the bank’s small business loan portfolio. With EAB’s acquisition by Citibank, Mr. Downs was asked to run the bank’s SBA lending portfolio in New York and was eventually named the National Director of SBA lending, coordinating the bank’s SBA underwriting and sales efforts in all Citibank markets across the country. In addition to his banking experience, he has been involved in several non-profit small business advisory boards, and has been a member of the National Association of Government Guaranteed Lenders (NAGGL) Regional Technical Issues Committee.

Michael Schwartz has served as Chief Legal Officer and Corporate Secretary since January 1, 2015. On October 1, 2015, Mr. Schwartz was appointed the Company’s Chief Compliance Officer. Previously, Mr. Schwartz was Senior Counsel to the Company since November 2013. Prior to joining the Company, Mr. Schwartz spent twenty-two years in private practice specializing in complex litigation in the fields of securities, mergers and acquisitions, corporate governance, commercial law, unfair employment practices, consumer protection and antitrust. Mr. Schwartz served on the Company’s Board of Directors from 2005 through 2009.

Dean Choksi has served as Treasurer and Senior Vice President of Finance since April 2015. Previously, Mr. Choksi worked as Executive Director of Finance and Head of Investor Relations for Fifth Street Management LLC, an externally manager of two business development companies. Mr. Choksi also worked in equity research at UBS, Barclays Capital, Lehman Brothers and RBC Capital Markets. Mr. Choksi is a CFA® charterholder.

New NEOs

The following biographies relate to NEOs who have joined the Company since December 31, 2015:

John Raven has served as the Chief Security Information Officer and Chief Technology Officer of the Company since January 2016. In addition, Mr. Raven serves as President and COO of the controlled portfolio company Newtek Technology Solutions. He is a veteran information security specialist, technology executive and entrepreneur with a long successful history from start-up to mature large-scale enterprises. Mr. Raven has two decades of extensive experience as a technology leader and operator, leading several large high-profile consulting engagements. He specializes in monthly subscription-based customer acquisition strategies, telecommunications, large-scale datacenter design and operations supporting corporate enterprises and Internet facing high-tech companies.

Nilesh Joshi has served as the Chief Information Officer of the Company since April 18, 2016. Mr. Joshi has over 18 years of information technology leadership and project management experience across the retail, financial services, utilities and healthcare industries. Mr. Joshi led the new product launches and strategic initiatives for Cigna Healthcare’s Group and Voluntary Benefits segment. Prior to Cigna Healthcare, he established the IT Program Management Office at Republic Services. Mr. Joshi holds a MBA in International Business from W.P. Carey School of Business at Arizona State University and a Bachelors of Electrical Engineering from the University of Mumbai (Bombay), India. He is a certified Project Management Professional and member of the distinguished National Scholars and Honor Society, and Society of Information Management.

Former NEOs

Matthew Ash served as Chief Compliance Officer from November 2014 to October 1, 2015. Mr. Ash assumed the position of special counsel to the Company in October 2015. From 2007 through December 31, 2014, Mr. Ash was Chief Legal Officer of the Company. Mr. Ash has also been responsible for the day-to-day management of the current Capcos and serves as Director of Capco Investment and Compliance.

Craig Brunet served as Executive Vice President and Chief Information Officer from January 1, 2012 to January 1, 2016. Mr. Brunet previously served as Executive Vice President Strategic Planning and Marketing since July 2006 and as Chairman and Chief Executive Officer of the Company’s Harvest Strategies subsidiary since June, 2001.

Overview

The following compensation discussion and analysis includes our compensation philosophy, a description of our compensation program and the program’s objectives, the elements of compensation used to pay our executives and the compensation-related decisions made with respect to our NEOs as set forth below.

Compensation Philosophy and Objectives

Our compensation programs are designed to attract and retain key employees and to motivate them to achieve, and reward them for achieving, superior performance. Different programs are geared to shorter- and longer-term performance, with the goal of increasing shareholder value over the long-term. Executive compensation programs impact all employees by setting general levels of compensation and helping to create an environment of goals, rewards and expectations. Because we believe the performance of every employee is important to our success, we are mindful of the effect of executive compensation and incentive programs on all of our employees.

We believe that the compensation of our executives should reflect their success as a management team, rather than just as individuals, in attaining key operating objectives, such as growth of sales, growth of operating earnings and earnings per share and growth or maintenance of market share and long-term competitive advantage, and ultimately, in attaining an increased market price for our Common Shares. We believe that the performance of our executives in managing our Company, considered in light of general economic and specific company, industry and competitive conditions, should be the basis for determining their overall compensation. We also believe that their compensation should not be based on the short-term performance of our stock, whether favorable or unfavorable, but rather that the price of our stock will, in the long-term, reflect our operating performance and, ultimately, the management of the Company by our executives. We seek to have the long-term performance of our stock reflected in executive compensation through our equity incentive programs, including stock options and restricted stock awards.

Role of Executive Officers in Compensation Decisions

The Committee supervises the design and implementation of compensation policies for all executive officers (which include the named executive officers) and overall incentive equity awards to all employees of the Company. Decisions regarding the non-equity compensation of executive officers, other than named executive officers, are made by the Chief Executive Officer within the compensation philosophy set by the Committee. Decisions regarding the non-equity compensation of named executive officers are made by the Chief Executive Officer and the Committee for consistency with the Company’s compensation policies.

The Chief Executive Officer semi-annually reviews the performance of each member of the senior executive team, including named executive officers (other than himself whose performance is reviewed by the Committee). The conclusions reached and recommendations based on these reviews, including with respect to salary adjustments and annual award amounts, are then presented to the Committee by the Chief Executive Officer. The Committee will review and approve the recommendations for consistency with the Company’s compensation policies.

Setting Executive Compensation

During the course of each fiscal year, it has been the practice of the Chief Executive Officer to review the history of all the elements of each executive officer’s total compensation and the Chief Executive Officer may also compare the compensation of the executive officers with that of the executive officers in an appropriate market comparison group of companies with a capitalization similar to that of the Company. We seek to set compensation levels that are perceived as fair, internally and externally, and competitive with overall compensation levels at other companies in our industry, including larger companies from which we may want to recruit employees. However, the Company does not establish individual objectives in the range of comparative data for each individual or for each element of compensation. Typically, the Chief Executive Officer sets compensation with respect to the executive officers who report to him and presents it to the Committee for conformity with the Company’s overall compensation policies. The named executive officers are not present at the time of these deliberations. The Committee then performs a similar review of the Chief Executive Officer’s total compensation and makes compensation decisions with respect to such officer, who does not participate in that determination.

We choose to pay each element of compensation in order to attract and retain the necessary executive talent, reward annual performance and provide incentive for balanced focus on long-term strategic goals as well as short-term performance. The amount of each element of compensation is determined by or under the direction of our Committee, which uses the following factors to determine the amount of salary and other benefits to pay each named executive officer:

•	as achievement of income to sustain and grow the Company's dividend payments;

•	attainment of risk-adjusted returns on the Company's investment portfolio;

•	performance against competitors for the year;

•	difficulty in achieving desired results in the coming year;

•	value of their unique skills and capabilities to support long-term performance;

•	contribution and growth as a member of the executive management team;

•	professional development and growth of individual executives, the management team and other employees;

•	managerial assistance provided to our controlled portfolio companies, including contributions to growth of sales, growth of operating earnings and earnings per share;

We do not establish individual goals but focus on the overall profitable growth of our business.

Based on the foregoing objectives, we have structured the Company’s annual and long-term incentive-based cash and non- cash executive compensation to motivate executives to achieve the business goals set by the Company and reward the executives for achieving such goals.

There is no pre-established policy or target for the allocation between either cash or non-cash compensation. Historically we have granted a majority of total compensation to executive officers in the form of cash compensation.

For the year ended December 31, 2015, the principal components of compensation for named executive officers were:

•	base salary;

•	performance-based incentive compensation based on the Company’s and the executive’s performance; and

•	retirement and other benefits made available to all employees.

Base Salary

The Company provides named executive officers and other employees with base salary to compensate them for services rendered during the fiscal year. Executive base salaries continue to reflect our operating philosophy, our performance driven corporate culture and business direction, with each salary determined by the skills, experience and performance level of the individual executive, and the needs and resources of the Company. Base salaries are targeted to market levels based on reviews of published salary surveys and the closest related peer company compensation since we do not believe that Newtek has any peer companies. Base salary ranges for named executive officers are determined for each executive based on his or her position and responsibility by using market data from peer companies and published salary surveys, and the Company generally attempts to fix each named executive officer’s salary within the range. We believe that the Company’s most direct competitors for executive talent are not necessarily restricted to those companies that are included in the peer company index used to compare shareholder returns, but encompass a broader group of companies engaged in the recruitment and retention of executive talent in competition with the Company.

During the review of base salaries for senior level executives, including the named executive officers, we primarily consider:

•	an internal review of each executive’s compensation both individually and relative to other executive officers;

•	individual performance of the executive; and

•	a review of the Company’s dividend growth and net income relative to the Company’s annual plan as established by the Board of Directors.

Salary levels are typically considered annually as part of the Company’s performance review process as well as upon a promotion or other change in job responsibility. Merit based increases to salaries are based on the Chief Executive Officer’s assessment of the individual’s performance. Merit based increases to the salaries of named executive officers other than the Chief Executive Officer are recommended by the Chief Executive Officer and confirmed by the Committee and those for the Chief Executive officer are determined by the Committee.

Annual Bonus

Annual bonuses may be awarded to executive officers along with the Company’s non-executive employees under the Company’s cash bonus plan. The Company creates a bonus pool based on an annually determined percentage of the salaries of all employees which it accrues as an expense. Payments under the plan are based on the Company’s overall performance as determined by the Chief Executive Officer and the Committee. The Committee determines any bonus for the Chief Executive Officer based on, among other things, a review of the Company’s revenue growth, net income and cash flow relative to the Company’s annual plans as established by the Board of Directors. The Chief Executive Officer in consultation with the Committee with respect to the named executive officers, or in consultation with the named executive officers and other senior level officers with respect to lower level employees, determines annual bonuses for other employees based on such employee’s performance. Factors considered include the achievement of business plans, defined goals and performance relative to other companies of a similar size and business strategy. The mix and weighting of the factors vary, depending on the business segment and the executive’s responsibilities. The level of achievement and overall contribution by the executive determines the level of bonus.

Equity-Based Compensation

The Company must compete for leadership with commercial banks, investment banks, and other publicly traded companies not regulated as investment companies, which are generally able to award many different types of stock-based compensation to their directors, (including their non-employee directors,) officers, and employees. Moreover, the Company also must compete for leadership with private equity funds, which generally have the discretion to offer a portion of their various carried interests to induce professional talent to associate with their funds without being required to obtain SEC approval each time. On September 12, 2014, the Board voted to establish the Newtek Business Services Corp. 2014 Stock Incentive Plan (the “2014 Plan”). The 2014 Plan was approved by stockholders of the Company on October 22, 2014.

The 2014 Plan provides for the grant of options to purchase shares of Company common stock, the terms of which will be determined by the Compensation, Corporate Governance and Nominating Committee and set forth in an award agreement between the Company and the executive or employee. The Company has not issued options under the 2014 Plan. As of April 29, 2016, there were no options outstanding. The 2014 Plan provides for standard anti-dilution adjustments. However, no such adjustments will be made except pursuant to written assurance from the staff of the SEC or exemptive relief from the SEC.

Benefits and Perquisites

Our NEOs are generally not entitled to benefits that are not available to all of our employees. In this regard, it should be noted that we do not provide pension arrangements, post-retirement health coverage or similar benefits for our executives or employees. The Committee periodically reviews the levels of benefits provided to executive officers. The NEOs participate in the Company’s 401(k) savings plan and other benefit plans on the same basis as other similarly situated employees. The Company has adopted a match for the Company’s 401(k) savings plan which consists of a discretionary match of 50% of the first 2% of employee contributions up to a maximum of 1% of the employee’s compensation. For 2015, a match of approximately $182,000 in cash was approved and paid in April 2016.

The perquisites we provided in fiscal 2015 consist of premiums on life insurance policies for Mr. Sloane, the Company’s Chief Executive Officer, in the amount of $3,135.

Compensation of the Chief Executive Officer

The Committee’s decisions regarding compensation of Mr. Sloane are guided by the same policies and considerations that govern compensation of the Company’s other NEOs.  While recognizing the Chief Executive Officer’s leadership in building a highly talented management team and in driving the Company forward, Mr. Sloane’s base salary was increased to $400,000 in March 2014 and increased to $500,000 in 2015. Mr. Sloane earned a $500,000 bonus for 2015 that was paid in 2016 and a $100,000 bonus earned in 2014 that was paid in 2015.

At the time of the BDC Conversion, in which Newtek Business Services, Inc. merged with and into the Company, awards previously granted to Mr. Sloane with vesting dates of May 2016 and February 2015, were vested, with values as of date of award of $139,500 and $680,000 respectively.

Mr. Sloane did not receive a grant of Common Shares or options in 2015 or 2014. The Committee has determined that this salary and bonus package is competitive with the labor market median for someone with Mr. Sloane’s skills and talents and is reflective of the Company’s current cash and financial position and the status of the Company’s Common Shares.

Compensation of the Other NEOs

The Committee approved the 2015 compensation for Craig Brunet, Jennifer Eddelson, Peter Downs, Matthew Ash, Michael Schwartz and Dean Choksi as recommended to it by the Chief Executive Officer.

2015 NEOs

Ms. Eddelson’s base salary was $260,000 in 2015 and was $240,000 in 2014. Ms. Eddelson received a $100,000 cash bonus in 2015 (paid in 2016) and a $90,000 cash bonus in 2014 (paid in 2015). Ms. Eddelson was awarded 2,000 Common Shares in 2013 which vested in 2014 in connection with the BDC Conversion, valued at $18,600. Ms. Eddelson was awarded 3,000 and 7,000 Common Shares in 2011 and 2012, respectively, which vested in July 2014, valued at $25,500 and $56,000, respectively.

Mr. Down’s base salary was $325,000 in 2015 and was $290,000 in 2014, and he received a $100,000 cash bonus in 2015 (paid in 2016) and an $85,000 cash bonus in 2014 (paid in 2015). Mr. Downs was awarded 10,000 and 4,000 Common Shares in 2011 and 2013, respectively, which vested in 2014 in connection with the BDC Conversion valued at $85,000 and $37,200, respectively.

Mr. Schwartz’s base salary was $200,000 in 2015. Mr. Schwartz received a $70,000 cash bonus in 2015 (paid in 2016).

Mr. Choksi’s base salary was $200,000 in 2015. Mr. Choksi received a $35,000 cash bonus in 2015 (paid in 2016).

Former NEOs

Mr. Brunet’s base salary was $225,000 in 2015 and $200,000 in 2014. Mr. Brunet earned a $35,000 cash bonus for 2015 (paid in 2015) and a $30,000 cash bonus for 2014 (paid in 2015). Mr. Brunet was awarded 2,120, 10,000 and 2,000 Common Shares in 2010, 2011 and 2013, respectively, which vested in 2014 in connection with the BDC Conversion, valued at $13,250, $85,000 and $18,600, respectively.

Mr. Ash’s base salary for 2015 was $144,000 and 2014 was $238,000. Mr. Ash received a $50,000 cash bonus in 2014 (paid in 2015). Mr. Ash was awarded 10,000 and 2,000 Common Shares in 2011 and 2013, respectively, which vested in 2014 in connection with the BDC Conversion valued at $85,000 and $18,600.

Elements of Executive Compensation and 2015 Compensation Determinations

Base Salary. We believe that base salaries are a fundamental element of our compensation program. The Committee establishes base salaries for each NEO to reflect (i) the scope of the NEO’s industry experience, knowledge and qualifications, (ii) the NEO’s position and responsibilities and contributions to our business growth and (iii) salary levels and pay practices of those companies with whom we compete for executive talent.

The Committee considers base salary levels at least annually as part of its review of the performance of NEOs and from time to time upon a promotion or other change in job responsibilities. During its review of base salaries for our executives, the Committee primarily considers: individual performance of the executive, including leadership and execution of strategic initiatives and the accomplishment of business results for the company; market data; the NEO’s total compensation, both individually and relative to our other NEOs; and for NEOs other than the CEO, the base salary recommendations of our CEO.

The following table sets forth the 2014 and 2015 base salaries for our current NEOs.

NEO	2015 Base Salary	2014 Base Salary
Barry Sloane	$500,000	$400,000
Peter Downs	$325,000	$290,000
Jennifer Eddelson	$260,000	$240,000
Michael Schwartz(1)	$200,000	---
Dean Choksi(2)	$200,000	---

(1)	Mr. Schwartz was appointed Chief Legal Officer in January 2015 and Chief Compliance Officer in October 2015.
(2)	Mr. Choksi was appointed Treasurer in April 2015.

Annual Bonus Awards. The Committee designs our annual cash bonuses to motivate our NEOs to achieve financial and non-financial objectives consistent with our operating plan. The Committee retains discretion in the sizing and awarding of cash bonuses for each NEO to ensure that individual bonus determinations appropriately balance the interests of the Company’s shareholders, while rewarding an NEO’s contributions to performance. In evaluating the performance of our NEOs to arrive at their 2015 cash bonus awards, the Committee considered the factors to determine the amount of salary and other benefits, as set forth above. The Committee also considered the following factors and aspects of the Company’s 2015 operating performance in the determination of specific NEO bonus awards:

•	the successful conversion to a BDC;
•	First year operating as a BDC;
•	Declaration of $1.71 per share cash dividend in 2015;
•	Payment of a $2.69 per share special dividend in 2015;
•	Completion of an equity and debt offering; and
•	Acquisition of Premier Payments LLC

The Committee further reviewed each NEO’s specific performance achievements and contributions to the Company’s 2015 financial performance.

When allocating bonus awards, the Committee also evaluated, the total compensation paid to the NEOs and other employees. Based on the foregoing considerations and analysis, and after due deliberation, the Committee awarded the 2015 NEOs the following annual cash bonuses with respect to 2015:

2015 NEOs	2015 Cash Bonus Award	As Percentage of 2015 Base Salary
Barry Sloane	$500,000	100%
Peter Downs	$100,000	31%
Jennifer Eddelson	$100,000	38%
Michael Schwartz	$70,000	35%
Dean Choksi	$35,000	25%

Conclusion

The Committee believes that attracting and retaining talented and motivated management and employees is essential to creating long-term shareholder value. The Committee seeks to attract and retain management and employees by offering a competitive, performance-based compensation program which the Committee believes aligns the interests of the executive officers and other key employees with those of shareholders. We believe that the Company’s 2015 compensation program met those objectives.

Compensation Risk Assessment

Our Compensation, Corporate Governance and Nominating Committee aims to establish Company-wide compensation policies and practices that reward contributions to long-term shareholder value and do not promote unnecessary or excessive risk-taking. In furtherance of this objective, the Committee conducted an assessment of our compensation arrangements, including those for our named executive officers. The assessment process included, among other things, a review of our (1) compensation philosophy, (2) compensation mix and (3) cash and equity-based incentive plans.

In its review, among other factors, the Committee considered the following:

•	Our revenue model and our cash incentive plan encourage our employees to focus on creating a stable, predictable stream of revenue over multiple years, rather than focusing on current year revenue at the expense of succeeding years.

•	The distribution of compensation among our core compensation elements has effectively balanced short-term performance and long-term performance.

•	Our cash and equity-based incentive awards in conjunction with management efforts focus on both near-term and long-term goals.

•	Our cash and equity-based incentive awards contain a range of performance levels and payouts, to discourage executives from taking risky actions to meet a single target with an all or nothing result of compensation or no compensation.

Our executives are encouraged to hold a meaningful number of Common Shares pursuant to our stock ownership policy. Based upon this assessment, our Compensation, Corporate Governance and Nominating Committee believes that our Company-wide compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on us.

2015 Advisory Vote on Executive Compensation; Continuing Stockholder Engagement

At our 2015 annual meeting of stockholders, our advisory vote on say-on-pay received strong support from our stockholders (approximately 98% of votes cast).

The Committee views as important the continuing dialogue with our shareholders on compensation and other governance matters. Given the benefits of shareholder engagement, we anticipate continuing our shareholder engagement efforts following the 2015 annual meeting and in advance of our future annual meetings.

Compensation, Corporate Governance and Nominating Committee Interlocks and Insider Participation

All members of the Compensation, Corporate Governance and Nominating Committee are independent directors, and none of them are present or past employees or paid officers of ours or any of our subsidiaries. No member of the Compensation, Corporate Governance and Nominating Committee: (i) has had any relationship with us requiring disclosure under Item 404 of Regulation S-K under the Securities Exchange Act of 1934, as amended; or (ii) is an executive officer of another entity, at which one of our executive officers serves on our board.

2015 Compensation, Corporation Governance and Nominating Committee Report

The Compensation, Corporate Governance and Nominating Committee of the Company has reviewed and discussed the foregoing Compensation Discussion and Analysis for fiscal 2015 required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation, Corporate Governance and Nominating Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this report.

THE COMPENSATION, CORPORATE GOVERNANCE AND NOMINATING COMMITTEE

Salvatore Mulia, Chairman

Richard Salute

Samuel Kirschner

Summary Compensation Table

The following tables set forth the aggregate compensation earned by the Company’s Chief Executive Officer, Chief Accounting Officer, and next three most highly compensated executive officers (which we refer to as named executive officers) during 2015 and the two previous years.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (3)	Option Awards (3)(7)	Non-Equity incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation (in excess of $10,000) ($)	Totals ($)
2015 NEOs
Barry Sloane	2015	483,333	500,000[1]	-	-	-	-	-	983,333
	2014	400,000	100,000[2]	-	-	-	-	-	500,000
	2013	391,667	100,000[5]	139,500[8]	-	-	-	-	631,167

Jennifer Eddelson	2015	256,667	100,000[1]	-	-	-	-	-	356,667
	2014	240,000	90,000[2]		-	-	-	-	330,000
	2013	240,000	50,000[5]	18,600[8]	-	-	-	-	308,600

Peter Downs[4]	2015	319,167	100,000[1]	-	-	-	-	-	419,167
	2014	290,000	85,000[2]		-	-	-	-	375,000

Michael Schwartz[9]	2015	191,667	70,000[1]	-	-	-	-	-	261,667
Dean Choksi[11]	2015	141,667	35,000[1]	-	-	-	-	-	176,667

Former NEOs
Matthew Ash[6]	2015	144,000	-	-	-	-	-	-	144,000
	2014	238,000	50,000[2]		-	-	-	-	288,000
	2013	238,000	55,000[5]	18,600	-	-	-	-	293,000
Craig Brunet[10]	2015	220,833	35,000	-	-	-	-	-	255,833
	2014	200,000	30,000[2]		-	-	-	-	230,000
	2013	276,000	-	18,600[8]	-	-	-	-	294,600

(1)	Cash bonus awarded for 2015 performance and paid in 2016.
(2)	Cash bonus awarded for 2014 performance and paid in 2015.
(3)	The value reported for Stock and Option Awards is the aggregate grant date fair value of options or stock awards granted to the named executive officers in the years shown, determined in accordance with FASB ASC Topic 718, disregarding adjustments for forfeiture assumptions. The assumptions for making the valuation determinations are set forth in the footnote titled “Stock-Based Compensation” to our financial statements in the Company’s Annual Report on Form 10— K for the fiscal year ended December 31, 2014.
(4)	Mr. Downs became a named executive officer in November 2014.
(5)	Cash bonus awarded for 2013 performance and paid in 2014.
(6)	Matthew Ash served as the Chief Compliance Officer from November 2014 to October 1, 2015. Mr. Ash assumed the position of special counsel effective October 1, 2015 and was replaced as Chief Compliance Officer by Michael Schwartz.
(7)	Messrs. Sloane, Brunet, Downs and Ash were each granted an option to acquire 300 Company Shares with an exercise price of $20.00 per share in exchange for the extension of the vesting period on their stock awards from July 2014, to February 2015. These options expired unexercised on the BDC conversion date of November 11, 2014.
(8)	Stock grant awarded for 2012 performance, granted in 2013.
(9)	Mr. Schwartz was appointed Chief Legal Officer as of January 2015. The Company’s Board of Directors appointed Mr. Schwartz the Company’s Chief Compliance Officer, effective October 1, 2015.
(10)	Effective as of January 1, 2016, Craig Brunet retired from his position as Chief Information Officer of the Company and John Raven has been appointed the Chief Information Security Officer and Chief Technology Officer of the Company.
(11)	Mr. Choksi was hired as Treasurer and Senior Vice President of Finance in April 2015.

Equity Compensation Plans

No grants were made in the fiscal year ended December 31, 2015 with respect to our Common Shares that may be issued under our equity compensation plans.

Grants of Plan-Based Awards

There were no grants to our NEOs in the fiscal year ended December 31, 2015.

Outstanding Equity Awards at 2015 Year End

There were no outstanding equity awards held by our NEOs as of December 31, 2015.

Options Exercised and Stock Vested

No options were exercised or restricted stock vested in 2015. As discussed above, on November 12, 2014, Newtek Business Services, Inc. merged with and into the Company for the purpose of reincorporating in Maryland, and thereafter filed an election to be regulated as a BDC under the 1940 Act. As a result, on or before November 11, 2014, all outstanding awards of stock options and restricted stock of Newtek Business Services, Inc. vested, were exercised and were converted into Common Shares of the Company.

	Options Awards (1)		Stock Awards (1)
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Exercise(1)(#)	Value Realized on Exercise ($)
2015 NEOs
Barry Sloane	--	--	48,783	1,239,750
Jennifer Eddelson	6,000	32,600	11,261	157,100
Peter Downs	2,552	33,300	8,824	182,700
Michael Schwartz(4)	--	--	--	--
Dean Choksi(5)	--	--	--	--

Former NEOs
Matthew Ash(3)	5,184	85,300	7,926	156,600
Craig Brunet (2)	13,889	215,000	9,538	184,266

(1)	As a result of the Merger, all outstanding awards of stock options and restricted Common Shares vested, were exercised and were converted into Common Shares of the Company on or before November 11, 2014. The amounts in the table above reflect the net shares issued after exchange of shares for payment of taxes.
(2)	Effective as of January 1, 2016, Craig Brunet retired from his position as Chief Information Officer of the Company and John Raven has been appointed the Chief Information Security Officer and Chief Technology Officer of the Company.
(3)	Matthew Ash served as the Chief Compliance Officer from November 2014 to October 1, 2015. Mr. Ash assumed the position of special counsel to the Company in October 2015 and was replaced as Chief Compliance Officer by Michael Schwartz.
(4)	The Company’s Board of Directors appointed Michael Schwartz, the Chief Legal Officer of the Company, as the Company’s Chief Compliance Officer, effective October 1, 2015.
(5)	Mr. Choksi was hired as Treasurer and Senior Vice President of Finance in April 2015.

Employment Agreements

The Company entered into separate employment agreements with the following named executive officers during 2015 (each, an “Employment Agreement”):

  Barry Sloane, as Chairman, Chief Executive Officer and President;
  Jennifer Eddelson, as Executive Vice President and Chief Accounting Officer;
  Matthew Ash, as Chief Compliance Officer;
  Craig Brunet, as Chief Information Officer; and
  Michael Schwartz, as Chief Legal Officer and Secretary.

Mr. Sloane’s, Ms. Eddelson’s and Mr. Schwartz’ employment agreements were renewed as of March 1, 2016 for terms through March 31, 2017, at annual base salaries of $600,000, $275,000 and $250,000, respectively. Aside from base salaries, the other terms and provisions of the employment agreements remained the same.

Generally, under the Employment Agreements, Messrs. Sloane, Schwartz, Brunet, and Ash, and Ms. Eddelson were entitled to a set base compensation, cash bonuses pursuant to the Company’s Annual Cash Bonus Plan or by the action of the board of directors, and incentive compensation at the discretion of the Compensation, Corporate Governance and Nominating Committee. In addition, Messrs. Schwartz and Sloane and Ms. Eddelson are entitled to other benefits, such as participation in retirement and medical and other plans, executive benefits, and vacation and sick leave. The Employment Agreements also provide for severance payments in the case of termination without just cause, as defined therein, or of resignation with good reason, as defined therein. Under the Employment Agreements, during the term of their employment, Messrs. Schwartz and Sloane and Ms. Eddelson agree to devote substantially all of their business time to the Company and to not engage in any business or activity contrary to the business or affairs of the Company. The Company agrees to indemnify Messrs. Schwartz and Sloane and Ms. Eddelson for any and all loss, expenses, or liability that he or she may incur as a result of his or her services for the Company.

Mr. Sloane’s employment agreement provided for:

•	a twelve month term through March 31, 2016 at an annual base salary of $500,000;

•	at least one annual salary review by the Board of Directors;

•	participation in any discretionary bonus plan established for senior executives;

•	retirement and medical plans, customary fringe benefits, vacation and sick leave; and

•	$2 million of split-dollar life insurance coverage.

Ms. Eddelson’s employment agreement provided for:

•	a twelve month term through March 31, 2016 at an annual base salary of $260,000;

•	at least one annual salary review by the Board of Directors;

•	participation in any discretionary bonus plan established for senior executives; and

•	retirement and medical plans, customary fringe benefits, vacation and sick leave.

Mr. Schwartz’s employment agreement provided for:

•	a twelve month term through March 31, 2016 at an annual base salary of $200,000;

•	at least one annual salary review by the Board of Directors;

•	participation in any discretionary bonus plan established for senior executives; and

•	retirement and medical plans, customary fringe benefits, vacation and sick leave.

Mr. Brunet’s employment agreement provided for:

•	a twelve month term through March 31, 2016 at an annual base salary of $225,000;

•	at least one annual salary review by the Board of Directors;

•	participation in any discretionary bonus plan established for senior executives; and

•	retirement and medical plans, customary fringe benefits, vacation and sick leave.

Mr. Ash’s employment agreement provided for:

•	a twelve month term through March 31, 2016 at an annual base salary of $144,000;

•	at least one annual salary review by the Board of Directors;

•	participation in any discretionary bonus plan established for senior executives; and

•	retirement and medical plans, customary fringe benefits, vacation and sick leave.

Payments upon Change of Control

Mr. Sloane’s employment agreement provided for a payment in the event of non-renewal of his employment in an amount equal to one and one-half (1.5) times, or in the case of a change of control or termination other than for cause of the agreement an amount equal to two (2) times, the sum of (i) the executive’s base salary in effect at the time of termination, plus (ii) the amount of any incentive compensation paid with respect to the immediately preceding fiscal year.

Mr. Brunet’s, Ms. Eddelson’s, Mr. Ash’s and Mr. Schwartz’ employment agreements provided for a payment in the case of termination other than for cause or in connection with a change in control of the agreement equal to one (1) times the sum of (i) the executive’s base salary in effect at the time of termination, plus (ii) the amount of any incentive compensation paid with respect to the immediately preceding fiscal year.

Each employment agreement contained a non-competition provision that requires the employee to devote substantially his full business time and efforts to the performance of the employee’s duties under the agreement.

The employee is not prohibited, however, from serving on the boards of directors of, and holding offices or positions in, companies or organizations which, in the opinion of the Board of Directors, will not present conflicts of interest with the Company; or investing in any business dissimilar from the Company’s or, solely as a passive or minority investor, in any business.

Under each of the employment agreements, the Company may terminate an employee’s employment for “just cause” as defined in the agreement, and upon the termination, no severance benefits are available. If the employee voluntarily terminates his employment for “good reason” as defined in the agreement, or the employee’s employment terminates during the term of the agreement due to death, disability, or retirement after age 62, the employee will be entitled to a continuation of his salary and benefits from the date of termination through the remaining term of the agreement. The employee is able to terminate voluntarily his agreement by providing 60 days written notice to the Board of Directors, in which case the employee is entitled to receive only his compensation, vested rights and benefits up to the date of termination.

Post Termination Payments

The table below reflects the amount of compensation that would have been payable to the executive officers under these arrangements if the hypothetical termination of employment events described above had occurred on December 31, 2015, given their compensation and service levels as of such date. All payments are payable by the Company in a lump sum unless otherwise noted.

These benefits are in addition to benefits available regardless of the occurrence of such an event, such as currently exercisable stock options, and benefits generally available to salaried employees, such as distributions under the Company’s 401(k) plan, disability benefits, and accrued vacation pay. In addition, in connection with any termination of Mr. Sloane’s employment, the Company may determine to enter into an agreement or to establish an arrangement providing additional benefits or amounts, or altering the terms of benefits described below, as the Compensation, Corporate Governance and Nominating Committee deems appropriate.

The actual amounts that would be paid upon Mr. Sloane’s termination of employment can be determined only at the time of his separation from the Company.

	Post Termination Payments
Name	Change in Control	Non-Renewal	Termination without cause
2015 NEOs
Barry Sloane	$1,559,316	$1,500,000	$2,000,000
Jennifer Eddelson	$603,189	--	$360,000
Michael Schwartz(2)	$417,474	--	$270,000
Former NEOs
Matthew Ash(2)	$260,000	--	$260,000
Craig Brunet(1)	$144,000	--	$144,000

(1)	Effective as of January 1, 2016, Craig Brunet retired from his position as Chief Information Officer of the Company and John Raven has been appointed the Chief Information Security Officer and Chief Technology Officer of the Company.
(2)	Matthew Ash served as the Chief Compliance Officer from November 2014 to October 1, 2015. Mr. Ash assumed the title of Special Counsel effective October 1, 2015 and was replaced as Chief Compliance Officer by Michael Schwartz.

Nonqualified Deferred Compensation

The Company did not have any nonqualified deferred compensation in the year ended December 31, 2015.

Pension Benefits

The Company had no obligation under pension benefit plans to the named executive officers as of December 31, 2015.

Tax and Accounting Implications

Deductibility of Executive Compensation

As part of its role, the Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which provides that the Company may not deduct compensation of more than $1,000,000 that is paid to certain individuals. The Company believes that compensation paid by the Company is generally fully deductible for federal income tax purposes. However, in certain situations, the Committee may, in the future, approve compensation that will not meet these requirements in order to ensure competitive levels of total compensation for its executive officers.

Accounting for Stock-Based Compensation

Beginning on January 1, 2006, the Company began accounting for stock-based payments under its three incentive stock plans in accordance with the requirements of ASC Topic - 718.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 20, 2016, the beneficial ownership of each current director, the nominees for director, the Company’s executive officers, each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and the executive officers and directors as a group. Percentage of beneficial ownership is based on 14,481,335 shares of common stock outstanding as of April 20, 2016.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Ownership information for those persons who beneficially own 5% or more of our shares of common stock is based upon filings by such persons with the SEC and other information obtained from such persons, if available.

Unless otherwise indicated, the Company believes that each beneficial owner set forth in the table has sole voting and investment power and has the same address as the Company. The Company’s directors are divided into two groups—interested directors and independent directors. Interested directors are “interested persons” of the Company as defined in Section 2(a)(19) of the Investment Company Act of 1940, as amended (the “1940 Act”). Unless otherwise indicated, the address of all executive officers and directors is c/o Newtek Business Services Corp., 212 West 35th Street, 2nd floor, New York, New York 10001.

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned(3)	Percent of Class
Other:
Jeffrey Rubin(2) (4)	1,066,364	7.4
Interested Directors:
Barry Sloane	965,833	6.7
Peter Downs	14,526	*
Independent Directors:
Samuel Kirschner	52,977	*
Salvatore Mulia	61,303	*
Richard Salute	3,823	*
Executive Officers:
Jennifer Eddelson	25,395	*
Michael Schwartz	3,919	*
Dean Choksi	239	*
John Raven	--
Nilesh Joshi	--
All current directors and executive officers as a group (10 persons)	1,128,015	7.79%

*	Less than 1% of total Common Shares outstanding as of the Record Date.

(1)	Information about the beneficial ownership of our principal stockholders is derived from filings made by them with the SEC.
(2)	Based on information included in the Schedule 13G/A filed by Jeffrey Rubin on February 11, 2016, Mr. Rubin beneficially owned 1,066,364 shares, had sole voting and dispositive power over 1,033,454 shares and had shared voting and dispositive power over 32,910 shares of the Company’s Common Shares. According to the Schedule 13G/A filed by Mr. Rubin, 1,033,454 shares were held by Mr. Rubin personally, 32,452 shares were held by the J. Rubin Family Foundation, of which Mr. Rubin is a trustee, and for which Mr. Rubin disclaims beneficial ownership, 220 shares were held in a Uniform Gifts to Minors Act (“UGMA”) account for the benefit of Jordana Rubin, for which Mr. Rubin disclaims beneficial ownership, 68 shares were held in a UGMA account for the benefit of Amanda Rubin, for which Mr. Rubin disclaims beneficial ownership, and 170 shares were held in a trust for the benefit of Mr. Rubin's sister, for which Mr. Rubin serves as the trustee, and for which Mr. Rubin disclaims beneficial ownership.

(3)	As of April 29, 2016, except with respect to Mr. Rubin as of December 31, 2015.

(4)	Mr. Rubin resigned as the Company’s President on March 7, 2008.

Dollar Range of Equity Securities in the Company Beneficially Owned by Each Director:

Name of Director	Dollar Range of Equity Securities in Newtek Business Services Corp. (1)(2)
Interested Directors:
Barry Sloane	Over $100,000
Peter Downs	Over $100,000
Independent Directors:
Richard Salute	$10,001 - $50,000
Salvatore Mulia	Over $100,000
Samuel Kirschner	Over $100,000

(1)	Dollar ranges are as follows: None, $1-10,000, $10,001-$50,000, $50,001-$100,000, or Over $100,000.

(2)	The dollar range of equity securities beneficially owned in us is based on the closing price for our Common Shares of $12.54 on April 28, 2016 on the NASDAQ Global Market. Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Exchange Act.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE

We have procedures in place for the review, approval and monitoring of transactions involving the Company and certain persons related to the Company. As a business development company (“BDC”), the Company is prohibited under the 1940 Act from participating in certain transactions with certain of its affiliates without meeting certain requirements, such as the prior approval of the independent directors and, in some cases, the SEC. The affiliates with which the Company may be prohibited from transacting include its officers, directors and employees and any person who owns 5% or more of our outstanding voting securities or controlling or under common control with the Company.

The board of directors reviews all potential related party transactions on an ongoing basis, and all such transactions must be approved by the board of directors. We have not adopted written procedures for review of, or standards for approval of, these transactions, but instead the board of directors reviews such transactions on a case by case basis. In addition, the Compensation, Corporate Governance and Nominating Committee or the board of directors reviews and approves all compensation-related policies involving our directors and executive officers.

A major shareholder and former president of the Company, Jeffrey Rubin, directly and indirectly through entities (including Premier Payments LLC (“Premier”)) and organizations in which he had a material interest, earned gross residual payments on merchant processing revenue he generated for Newtek Merchant Solutions, a controlled portfolio company, a portion of which was then paid to his support staff for their efforts. On July 23, 2015, the Company acquired Premier, as a new wholly owned, controlled portfolio company. Premier was owned 100% by Mr. Rubin. The total purchase price was approximately $16,483,000, of which $14,011,000 was paid in cash and $2,472,000 was paid in newly issued restricted shares of Company common stock. A total of 130,959 shares were issued to Mr. Rubin, which could not be sold or transferred for six months. The Company’s board of directors, including a majority of independent directors, approved the transaction. In addition, in July 2015, the Company entered into a consulting agreement (the “Agreement”), with Mr. Rubin, to perform business development consulting services. The Agreement entitled Mr. Rubin to annual compensation of $200,000. The Agreement was terminated in December 2015 and no additional payments are required to be made.. On January 1, 2016, Mr. Rubin entered into an independent sale agent agreement with Premier.

Mr. Salute, a former partner with CohnReznick LLP (“CohnReznick”), receives a pension from CohnReznick and capital payouts from his partnership interests. CohnReznick performs tax work for the Company.

Adam Eddelson, husband to Ms. Eddelson, is the controller of certain of the Company’s controlled portfolio companies, and is paid an annual salary in excess of $125,000.

Mr. Sloane’s brother, sister-in-law and nephew are employed by certain of the Company’s controlled portfolio companies and earn annual salaries less than $125,000.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees and Services

Fees for professional services rendered to the Company by RSM US LLP (“RSM”) during the fiscal year ended December 31, 2015 were as follows (in thousands):

Audit Fees	$652
Audit related fees	34
Tax Fees	—
All other fees	152
Total Fees	$838

Fees for professional services rendered to the Company by RSM during the fiscal year ended December 31, 2014 were as follows (in thousands):

Audit Fees	$940
Audit related fees	130
Tax Fees	—
All other fees	398
Total Fees	$1,468

Audit Fees: The audit fees for the fiscal years ended December 31, 2015 and 2014 were for professional services rendered in connection with the audits of the Company’s annual financial statements, assistance with review of documents filed with the SEC, consents and other services required to be performed by our independent registered public accounting firm.

Audit-Related Fees: All other fees billed to the Company by RSM during the fiscal years ended December 31, 2015 and 2014 for non-audit services and assurance and related services for attestations not required by law. In 2014 the amount represented fees for stand-alone audits required by the Company’s lender.

Tax Fees: No fees were billed to the Company by RSM during the fiscal years ended December 31, 2015 and 2014 or professional services rendered in connection with tax compliance, tax advice, and tax planning.

All Other Fees: Non-audit related services billed by RSM were primarily related to the Company’s Form N-2 and other SEC filings.

In accordance with the Audit Committee Charter, all of the foregoing audit and non-audit fees paid to, and the related services provided by, RSM were pre-approved by the Audit Committee.

REPORT OF THE AUDIT COMMITTEE

The Board of Directors, through its Audit Committee, and in accordance with its written Charter, reviews the audit function, internal controls and financial statements of the Company. The Committee consists solely of directors who are not Company employees and are considered “independent” under applicable rules of the SEC and the NASDAQ Stock Market. In 2015, the Audit Committee convened five times to discuss with management and the independent auditors their respective accounting, auditing and financial reporting responsibilities with respect to the fiscal years 2015 and 2014.

In connection with the December 31, 2015 financial statements of the Company, the Audit Committee: (1) reviewed and discussed the audited and interim unaudited financial statements with management; (2) discussed with the auditors the matters required by Auditing Standard No. 16 of the Public Company Accounting Oversight Board’s (“PCAOB”) Rule 3526, Communication with Audit Committees Concerning Independence, and (3) received and discussed with the auditors the matters required by Independence Standards Board of Directors Statement No. 1. In discharging these oversight responsibilities as to the audit process, the Committee obtained from the independent auditors a formal written statement describing all relationships between the auditor and the Company that might bear on the auditors’ independence and discussed with the auditors any relationships that may impact their objectivity and independence. Based upon these procedures and discussions with Company management, the Audit Committee considered whether it was necessary to exclude RSM from performing any work for the Company separate and apart from auditing the Company’s financial statements. After a thorough analysis, the Audit Committee concluded that at this time there was no conflict that would jeopardize auditor independence and that it is satisfied as to the auditors’ independence. The Committee also discussed with management and the independent auditors the quality and adequacy of the Company’s internal controls.

The Audit Committee, with and without management present, discussed and reviewed the results of the independent auditors’ examination of the financial statements. The Audit Committee reviewed the audited financial statements of the Company as of and for the fiscal year ended December 31, 2015, with management and the independent auditors. Based upon these reviews and the resulting discussions, the Audit Committee recommended to the Board of Directors that the Company’s audited financial statements be included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2015, for filing with the Securities and Exchange Commission.

Date: April 29, 2015	Respectfully submitted, Richard Salute, Chairman Salvatore Mulia Samuel Kirschner

EXHIBIT INDEX

Number	Description

31.3	Certification by Principal Executive Officer required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended.*

31.4	Certification by Principal Financial Officer required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Submitted electronically herewith.
**	Exhibit filed with the original Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWTEK BUSINESS SERVICES CORP.

Date: April 29, 2016	By:	/S/ BARRY SLOANE
Barry Sloane
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: April 29, 2016	By:	/S/ JENNIFER EDDELSON
Jennifer Eddelson
Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ BARRY SLOANE	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	April 29, 2016
Barry Sloane

/S/ JENNIFER EDDELSON	Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	April 29, 2016
Jennifer Eddelson

/S/ RICHARD SALUTE	Director	April 29, 2016
Richard Salute

/S/ SALVATORE MULIA	Director	April 29, 2016
Salvatore Mulia

/S/ SAMUEL KIRSCHNER	Director	April 29, 2016
Samuel Kirschner

/S/ PETER DOWNS	Director	April 29, 2016
Peter Downs

