Form 10-Q
period 2016-03-31
Newtek Business Services Corp.
filed 2016-05-10
CIK 1587987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 9, 2016 there were 14,481,335 shares issued and outstanding of the registrant’s Common Stock, par value $0.02 per share.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (In Thousands, except for Per Share Data)
	March 31, 2016	December 31, 2015
ASSETS	(Unaudited)	(Note 1)
Investments, at fair value
SBA unguaranteed non-affiliate investments (cost of $176,227 and $166,752, respectively; includes $142,997 and $146,463, respectively, related to securitization trusts)	$166,786	$158,355
SBA guaranteed non-affiliate investments (cost of $2,259 and $2,069, respectively)	2,536	2,284
Controlled investments (cost of $34,481 and $35,781, respectively)	107,201	104,376
Non-control/non-affiliate investments (cost of $1,486 and $1,847, respectively)	1,446	1,824
Investments in money market funds (cost of $35 and $35, respectively)	35	35
Total investments at fair value	278,004	266,874
Cash and cash equivalents	3,614	4,308
Restricted cash	18,971	22,869
Broker receivable	23,256	32,083
Due from related parties	2,819	3,056
Servicing assets, at fair value	13,644	13,042
Credits in lieu of cash, at fair value	646	860
Other assets	9,312	9,338
Total assets	$350,266	$352,430
LIABILITIES AND NET ASSETS
Liabilities:
Bank notes payable	$32,329	$29,100
Notes due 2022	7,745	7,770
Notes payable - Securitization trusts (net of $2,355 and $2,501 of debt issuance costs related to securitization trusts, respectively)	83,531	89,244
Dividends payable	—	5,802
Notes payable - related parties	10,817	5,647
Due to related parties	552	256
Notes payable in credits in lieu of cash, at fair value	646	860
Deferred tax liability	2,465	857
Accounts payable, accrued expenses and other liabilities	8,419	8,945
Total liabilities	146,504	148,481
Commitments and contingencies (Note 8)
Net Assets:
Preferred stock (par value $0.02 per share; authorized 1,000 shares, no shares issued and outstanding)	—	—
Common stock (par value $0.02 per share; authorized 200,000 shares, 14,452 and 14,509 issued and outstanding, respectively)	289	290
Additional paid-in capital	188,311	189,031
Undistributed net investment income	3,056	4,437
Net unrealized appreciation, net of deferred taxes	8,761	8,062
Net realized gains	3,345	2,129
Total net assets	203,762	203,949
Total liabilities and net assets	$350,266	$352,430
Net asset value per common share	$14.10	$14.06
See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands, except for Per Share Data)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Investment income:
From non-affiliate investments:
Interest income	$2,451	$2,125
Servicing income	1,371	1,043
Other income	597	395
Total investment income from non-affiliate investments	4,419	3,563
From controlled investments:
Interest income	82	88
Dividend income	2,293	1,087
Other income	—	12
Total investment income from controlled investments	2,375	1,187
Total investment income	6,794	4,750
Expenses:
Salaries and benefits	3,344	3,023
Interest	1,488	1,356
Depreciation and amortization	40	85
Other general and administrative costs	3,302	2,762
Total expenses	8,174	7,226
Net investment loss	(1,380)	(2,476)
Net realized and unrealized gains (losses):
Net realized gain on non-affiliate investments	6,286	7,699
Net unrealized appreciation (depreciation) on SBA guaranteed non-affiliate investments	62	(1,698)
Net unrealized depreciation on SBA unguaranteed non-affiliate investments	(1,027)	(666)
Net unrealized appreciation on controlled investments	3,690	7,500
Provision for deferred taxes on unrealized appreciation on controlled investments	(1,608)	—
Net unrealized depreciation on non-control/non-affiliate investments	(16)	—
Net unrealized depreciation on servicing assets	(403)	(356)
Net realized and unrealized gains	6,984	12,479
Net increase in net assets	$5,604	$10,003
Net increase in net assets per share	$0.39	$0.98
Net investment loss per share	$(0.10)	$(0.24)
Dividends and distributions declared per common share	$0.35	$0.39
Weighted average shares outstanding	14,509	10,206
See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS (UNAUDITED)
(In Thousands)

Three Months Ended March 31, 2016
Increase in net assets:
Net investment loss	$(1,380)
Net realized gain on investments	6,286
Net change in unrealized appreciation on investments	1,101
Net change in unrealized depreciation on servicing assets	(403)
Net increase in net assets	5,604
Distributions to stockholders:
Distributions to stockholders from net realized gains	(5,070)
Capital share transactions:
Issuance of common stock under dividend reinvestment plan	143
Repurchase of common stock under share repurchase plan	(866)
Net decrease in net assets from capital share transactions	(723)
Other transactions:
Return of dividends related to common stock issued in connection with litigation settlement	2
Total decrease in net assets	(187)
Net assets at beginning of period	203,949
Net assets at end of period	$203,762
Common shares outstanding at end of period	14,452
Capital share activity:
Shares issued under dividend reinvestment plan	13
Shares repurchased under share repurchase plan	(70)
Net decrease in capital activity	(57)

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (In Thousands)
	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Cash flows from operating activities:
Net increase in net assets	$5,604	$10,003
Adjustments to reconcile net increase in net assets to net cash provided by (used in) operating activities:
Net unrealized appreciation on controlled investments	(3,690)	(7,500)
Net unrealized depreciation on non-affiliate investments	981	2,364
Net unrealized depreciation on servicing assets	403	356
Realized gains on non-affiliate investments	(6,286)	(7,746)
Realized losses on non-affiliate investments	—	47
Amortization of deferred financing costs	271	220
Deferred income taxes	1,608	—
Depreciation and amortization	40	85
Funding of controlled investments	—	(200)
Originations of SBA guaranteed non-affiliate investments	(42,700)	(37,288)
Principal payments received from controlled investments	1,300	300
Principal payments received from non-control/non-affiliate investments	361	—
Proceeds from sale of SBA guaranteed non-affiliate investments	48,769	60,048
Originations of SBA unguaranteed non-affiliate investments	(13,358)	(12,340)
Payments received on SBA non-affiliate investments	3,836	4,193
Other, net	111	25
Changes in operating assets and liabilities:
Net increase in investments in money market funds	—	(3,000)
Broker receivable	8,827	(12,959)
Due to/from related parties	97	(1,006)
Other assets	(52)	1,673
Accounts payable, accrued expenses, other liabilities and deferred revenue	(379)	(541)
Change in restricted cash	4,016	(6,039)
Capitalized servicing assets	(1,005)	(1,236)
Other, net	39	109
Net cash provided by (used in) operating activities	8,793	(10,432)
Cash flows from investing activities:
Purchase of fixed assets	(76)	(12)
Cash flows from financing activities:
Net borrowings on bank lines of credit	3,229	91
Net borrowings from related party line of credit	5,170	—
Repurchase of common stock under share repurchase plan	(866)	—
Payments on bank term note payable	—	(417)
Dividends paid	(10,872)	—
Payments on Notes Payable - Securitization Trusts	(5,891)	(2,624)
Change in restricted cash related to securitization	(118)	4,182

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (In Thousands)
	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Additions to deferred financing costs	(61)	(4)
Other, net	(2)	(4)
Net cash (used in) provided by financing activities	(9,411)	1,224
Net decrease in cash and cash equivalents	(694)	(9,220)
Cash and cash equivalents—beginning of period	4,308	17,813
Cash and cash equivalents—end of period	$3,614	$8,593

Supplemental disclosure of cash flow activities:
Non-cash operating, investing and financing activities:
Reduction of credits in lieu of cash and notes payable in credits in lieu of cash balances due to delivery of tax credits to Certified Investors	$217	$348
Foreclosed real estate acquired	$83	$409
Dividends declared but not paid	$—	$3,985
Reversal of deferred tax asset	$—	$2,870
Issuance of common stock under dividend reinvestment plan	$143	$—

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Performing SBA Unguaranteed Investments (1)
Gill Express Inc and Blue Speed LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/31/2041	$518.0	$518.0	$504.3	0.25%
Men of Steel Enterprises LLC and Vogelbacher Properties LLC	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/31/2041	393.5	393.5	362.3	0.18%
Cameo Carter, MD A Professional Corporation dba The Garden Pediatric	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/31/2026	75.0	75.0	63.3	0.03%
Dana A. Farley dba Independent Cabinets	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	3/31/2041	67.5	67.5	68.8	0.03%
Farhad Brothers LLC dba Lulu's Pizzeria & Family Restaurant and Marvin	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/31/2026	66.8	66.8	56.3	0.03%
Christian Soderquist dba Soderquist Plumbing and Heating LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/31/2041	56.8	56.8	57.5	0.03%
Duke's Cleaners Inc	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/31/2026	47.0	47.0	42.9	0.02%
Vehicle Safety Supply LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/31/2026	22.5	22.5	19.0	0.01%
Wyldewood Cellars, Inc.	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	3/30/2041	986.8	986.8	927.3	0.46%
Tom Sawyer Country Restaurant LLC and AM 3208 LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/30/2041	257.5	257.5	251.1	0.12%
NOSO Development, LLC	Real Estate	Term Loan	Prime plus 2.75%	3/30/2026	187.5	187.5	158.2	0.08%
Beale Street Blues Company-West Palm Beach, LLC dba Lafayette’s-West P	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	3/30/2026	93.8	93.8	81.2	0.04%
Gordon Rogers and Heidi Rogers dba Stone House Motor Inn	Accommodation	Term Loan	Prime plus 2.75%	3/30/2026	22.5	22.5	22.5	0.01%
MTS Car Service LLC	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	3/30/2026	10.5	10.5	8.9	—%
Atlantis of Daytona LLC and Pierre Mamane and Eva Mamane	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2%	3/29/2041	525.0	525.0	506.8	0.25%
Lust for Life Footwear, LLC	Leather and Allied Product Manufacturing	Term Loan	Prime plus 2.75%	3/29/2026	375.0	375.0	316.4	0.16%
Vinmar Inc. dba Locanda Portofino	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/29/2026	81.3	81.3	68.6	0.03%
Barrocas Gym LLC dba Snap Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/29/2026	22.5	22.5	20.3	0.01%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
PHCDC1 LLC dba Quarter + Glory and Public House Collective, Corp.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/28/2026	50.0	50.0	44.6	0.02%
Marathon Engineering Corporation	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	3/28/2041	45.0	45.0	44.6	0.02%
ReNew Interior Surface Cleaning LLC dba Randy's Carpet Care and Upholstry	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/28/2026	12.4	12.4	12.0	0.01%
Excel RP Inc	Machinery Manufacturing	Term Loan	Prime plus 2.75%	3/25/2026	125.0	125.0	112.0	0.05%
RCB Enterprises, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/25/2026	56.3	56.3	47.5	0.02%
Revolution Physical Therapy LLC dba Apex Network Physical Therapy	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/25/2026	22.5	22.5	19.5	0.01%
Acton Hardware LLC and Mark Allgood & Jamie Allgood	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/24/2041	498.6	498.6	472.2	0.23%
Lowgap Grocery & Grill LLC	General Merchandise Stores	Term Loan	Prime plus 2.75%	3/24/2041	167.5	167.5	170.7	0.08%
ActKnowledge, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/24/2026	125.0	125.0	124.9	0.06%
International Construction Inc	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	3/24/2041	50.0	50.0	51.0	0.03%
Flooring Liquidators Inc and Premier Flooring Yonkers Inc and Flooring	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	3/24/2026	50.0	50.0	48.1	0.02%
Logmet LLC	Support Activities for Transportation	Term Loan	Prime plus 2.75%	3/23/2026	75.0	75.0	68.1	0.03%
The Youth Fountain LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/23/2026	47.5	47.5	40.1	0.02%
Magnation Corporation and Misha Family Trust	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/22/2041	101.3	101.3	103.2	0.05%
Precious Care LLC and Precious Care Management LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/21/2026	557.5	557.5	473.5	0.23%
growth.period LLC and Potomac Recruiting LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/21/2026	156.3	156.3	131.8	0.06%
Media Capital Partners, Inc	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	3/21/2026	22.5	22.5	19.0	0.01%
ERT Group Inc and Curt's Tools Inspection Inc	Support Activities for Mining	Term Loan	Prime plus 2.75%	3/18/2041	1,250.0	1,250.0	1,212.5	0.60%
Taylors Zinn Enterprises Inc dba Eons Auto Care Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/18/2041	80.8	80.8	81.2	0.04%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Mariam Diner Inc dba Country Kitchen Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/18/2026	52.5	52.5	44.3	0.02%
Kekoa Enterprises Inc dba Signarama Sandy	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/18/2026	49.5	49.5	41.8	0.02%
Clean Way Service LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/18/2026	22.5	22.5	19.0	0.01%
Pro Tech Technology LLC	Support Activities for Transportation	Term Loan	Prime plus 2.75%	3/18/2026	7.5	7.5	6.3	—%
Brian T Rice dba BD Logging	Forestry and Logging	Term Loan	Prime plus 2.75%	3/17/2026	15.8	15.8	14.1	0.01%
Evergreen Pallet LLC and Evergreen Recycle LLC	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	3/16/2026	1,039.3	1,039.3	926.0	0.45%
LAN Doctors Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/16/2026	55.0	55.0	54.8	0.03%
K Soles Corp dba Max Collections	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/16/2026	22.5	22.5	19.0	0.01%
Demand Printing Solutions Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/16/2026	21.8	21.8	20.4	0.01%
Auto and Property Insurance Solutions dba Taylor Company Insurance	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	3/16/2026	16.4	16.4	13.8	0.01%
R & D Enterprises Inc dba My Pool Man	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/15/2026	50.0	50.0	42.2	0.02%
Mustafa Inc and Raouf Properties LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/14/2041	75.0	75.0	75.2	0.04%
HEWZ, LLC dba Hard Exercise Works	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/14/2026	22.5	22.5	19.0	0.01%
Magill Truck Line LLC and Jeff J. Ralls	Truck Transportation	Term Loan	Prime plus 2.75%	3/11/2029	210.8	210.8	188.7	0.09%
Accuair Control Systems LLC dba Accuair Suspension	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	3/11/2026	150.0	150.0	129.4	0.06%
Wilban LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/11/2026	105.0	105.0	98.7	0.05%
Country Paint and Hardware Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/11/2026	87.4	87.4	75.3	0.04%
Dupre Capital LLC dba Fastsigns	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	3/11/2026	58.4	58.4	49.3	0.02%
ABCs & 123s Infant and Child Care Center LP	Social Assistance	Term Loan	Prime plus 2.75%	3/11/2026	11.3	11.3	9.5	—%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
State Painting & Decorating Co., Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/10/2026	103.8	103.8	87.5	0.04%
Fayette Computer Consulting Company	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/10/2026	22.5	22.5	19.9	0.01%
B.P.T.M. of NV LLC and Agentis Bros., LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/9/2041	525.0	525.0	512.4	0.25%
Faith Summit Supply Inc dba Summit Supply and Summit True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/9/2026	22.5	22.5	20.3	0.01%
A & A Auto Care LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/9/2026	12.2	12.2	11.5	0.01%
Step Up Academy of the Arts LLC	Educational Services	Term Loan	Prime plus 2.75%	3/9/2026	8.0	8.0	6.8	—%
Swerve Salon LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/8/2026	79.0	79.0	66.7	0.03%
J & W Hardwood Flooring Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/7/2026	7.5	7.5	6.3	—%
Labmates LLC and POV Holdings LLC	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/4/2041	109.3	109.3	111.4	0.05%
Hueston and Company CPA LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/4/2026	8.3	8.3	7.1	—%
Almost Home Daycare LLC	Social Assistance	Term Loan	Prime plus 2.75%	3/3/2026	50.0	50.0	48.3	0.02%
Miles of Smiles Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/2/2026	93.5	55.2	48.3	0.02%
The River Beas, LLC dba Subway and Punam Singh	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2041	135.9	135.9	136.5	0.07%
Johnson & Dugan Insurance Services Corp	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	2/28/2026	62.5	62.5	52.7	0.03%
Doxa Deo Inc dba Luv 2 Play	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2026	105.0	57.0	51.2	0.03%
Drug Detection Laboratories, Inc. and Minh Tran	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/28/2026	19.8	19.8	17.0	0.01%
Powerpits CS1, LLC dba Pita Pit	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2026	18.8	18.8	16.7	0.01%
Living Essentials HVAC Corp	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/28/2026	15.0	15.0	12.8	0.01%
Consulting Solutions, Inc. and Mark Luciani	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/28/2026	11.3	11.3	10.9	0.01%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Aaradhya LLC dba Market Square Laundry	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/23/2026	80.0	80.0	67.5	0.03%
Blackstones Hairdressing LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/23/2026	52.0	52.0	44.3	0.02%
BER Enterprise 332 Inc dba Edible Arrangements	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/19/2026	22.5	22.5	19.2	0.01%
R-No-Landscaping LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/19/2026	8.3	8.3	7.1	—%
R & K Contracting Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/18/2026	15.8	15.8	13.5	0.01%
Pacific Coast Medical Group LLC dba Celebrity Laser Spa and Advanced	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/17/2026	245.0	245.0	244.8	0.12%
Jersey Shore Marina & Boat Sales, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/12/2041	625.0	625.0	637.1	0.31%
Ei3 Corporation	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/12/2026	326.9	326.9	326.6	0.16%
Gilmore Heights Dental Holdings, LTD and Chas Rob LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/12/2029	310.3	310.3	281.9	0.14%
B for Blonde, LLC dba Blo Blow Dry Bar	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/12/2026	62.0	62.0	52.4	0.03%
Base USA, Inc.	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	2/2/2026	50.0	50.0	50.0	0.02%
Nowatzke Service Center Inc dba Nowatzke Truck and Trailer	Repair and Maintenance	Term Loan	Prime plus 2.75%	1/29/2026	105.0	104.4	103.7	0.05%
Zouk Ltd dba Palma	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/29/2026	22.5	22.4	22.3	0.01%
Wildflour Bakery & Cafe LLC	Social Assistance	Term Loan	Prime plus 2.75%	1/28/2026	62.5	62.1	60.0	0.03%
SuzyQue's LLC dba SuzyQue's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/28/2026	22.5	22.4	22.4	0.01%
Tammy Lavertue	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	1/28/2026	11.3	11.2	10.7	0.01%
New Image Building Services, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/19/2026	83.1	82.6	73.1	0.04%
Oak Tree Storage LLC	Other Information Services	Term Loan	Prime plus 2.75%	1/19/2026	78.8	78.3	67.3	0.03%
Woody's Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	1/12/2026	12.0	11.9	10.1	—%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Gendron Funeral and Cremation Services, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/11/2041	112.5	110.8	113.0	0.06%
Dolarian Realty LLC and OV's Restaurant Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/5/2041	67.8	67.7	69.0	0.03%
Lemonberry Food Stores Inc dba Lemonberry Frozen Yogurt	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/29/2025	112.5	111.1	97.3	0.05%
MCF Forte LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/29/2025	18.8	18.5	15.8	0.01%
Bright Dialysis LLC and Ft Pierce Kidney Care LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/28/2025	1,250.0	1,234.8	1,045.2	0.51%
Panditos LLC dba White Lotus Home	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/28/2025	15.9	15.7	13.2	0.01%
V2 Tango LLC dba Palette 22	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/23/2025	250.0	247.0	214.8	0.11%
800 on the Trax LLC and Matrix Z LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	12/23/2040	240.0	240.0	234.7	0.12%
Ridge Road Equestrian LLC dba Ricochet Ridge Ranch Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/23/2040	102.5	102.2	102.1	0.05%
Optima Health Care Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/23/2025	62.5	61.7	61.7	0.03%
Premier Athletic Center of Ohio Inc. and Gates Investments and Wade Gates	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/22/2028	882.0	874.5	877.7	0.43%
B&B Organics LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	12/22/2040	375.0	373.9	381.1	0.19%
Joyce Outdoor Advertising Chicago LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/22/2040	300.0	300.0	284.7	0.14%
The LAX Shop Inc	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	12/22/2025	125.0	123.5	123.3	0.06%
D.C. Group, Inc. dba Unique Setting of New York	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/21/2025	750.0	740.9	658.6	0.32%
Hattingh Incorporated dba Prosthetic Care Facility	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2025	18.0	17.8	15.8	0.01%
G.W. Fitness Centers, LLC and J.G. Fitness LLC and NP Gym LLC and ANA	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/18/2040	1,025.0	1,022.0	1,041.5	0.51%
Accent Tag and Label Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	12/18/2040	665.8	663.9	651.3	0.32%
Trip Consultants U.S.A. Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/18/2025	175.0	172.9	145.8	0.07%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Labmates LLC	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/18/2040	162.5	162.0	165.1	0.08%
Jay Kevin Gremillion dba Dino Smiles Children's Cosmetic Dentistry	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/18/2025	73.0	73.0	63.9	0.03%
Abbondanza Market LLC dba Hampton Falls Village Market	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/18/2025	73.8	72.2	62.7	0.03%
Capital Scrap Metal LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/18/2025	36.0	35.6	30.3	0.01%
Mustafa Inc dba Adiba Grocery	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/17/2025	103.8	102.5	100.8	0.05%
Sourceco Limited Liability Company	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/17/2025	62.5	61.8	54.0	0.03%
Learning Skills LLC and Christopher Shrope	Educational Services	Term Loan	Prime plus 2.75%	12/17/2025	10.8	10.7	9.0	—%
New York Home Health Care Equipment, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/16/2025	875.0	864.4	839.0	0.41%
Swalm Sreet LLC and New York Home Health Care Equipment LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/16/2040	375.0	373.9	370.1	0.18%
JAG Unit 1, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2025	250.0	247.0	208.3	0.10%
Abitino's JFK LLC dba Abitino's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2022	125.0	125.0	110.6	0.05%
D&G Capital LLC dba Miami Grill 277	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2025	83.8	82.4	76.5	0.04%
Moments to Remember USA LLC dba Retain Loyalty	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/16/2025	75.0	74.2	67.6	0.03%
SDA Holdings LLC and Les Cheveux Salon Inc	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/15/2040	428.8	427.4	412.9	0.20%
Evans & Paul LLC and E&P Holdings I LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2025	125.0	123.5	109.7	0.05%
Basista Family Limited Partnership and UPE, Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/14/2040	342.5	341.5	333.7	0.16%
DC Enterprises Ltd. dba Lakeview True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/14/2025	22.5	22.2	20.9	0.01%
Alexandra Afentoulides dba Vi's Pizza Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/11/2040	46.3	46.1	47.0	0.02%
ENI Inc. dba ENI Group, Inc	Other Information Services	Term Loan	Prime plus 2.75%	12/11/2025	36.0	35.6	31.4	0.02%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
AGR Foodmart Inc dba Nashua Road Mobil	Gasoline Stations	Term Loan	Prime plus 2.75%	12/11/2025	22.5	22.2	20.9	0.01%
Tri-State Remodeling & Investments, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/11/2025	15.9	15.7	15.1	0.01%
Cares, Inc dba Dumpling Grounds Day Care Center	Social Assistance	Term Loan	Prime plus 2.75%	12/10/2025	7.5	7.4	7.3	—%
Custom Exteriors, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/9/2025	100.0	98.8	86.3	0.04%
Sushiya, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/8/2025	108.8	107.4	96.1	0.05%
My Jewels, LLC dba The UPS Store #6712	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/7/2025	56.3	56.3	47.4	0.02%
LC Blvd Holdings LLC and Mt Pleasant Wash & Wax LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/4/2040	502.5	501.1	496.7	0.24%
American Campgrounds LLC dba Whit's End Campground	Accommodation	Term Loan	Prime plus 2.75%	12/4/2040	293.0	292.2	290.2	0.14%
Food & Fuel Company LLC dba Lowery Food Mart	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/4/2040	122.5	122.1	124.0	0.06%
Blue Ox Trucking Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	12/4/2025	12.3	12.2	12.1	0.01%
Tariq, LLC dba 76 Food Mart	Gasoline Stations	Term Loan	Prime plus 2.75%	12/2/2040	375.0	373.9	371.1	0.18%
401 JJS, Corp and G. Randazzo's Trattoria Corporation	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/1/2040	52.8	52.8	51.6	0.03%
All-Tag Corporation	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/30/2025	250.4	245.8	214.4	0.11%
Block and Grinder LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/30/2025	200.0	198.8	195.5	0.10%
Japp Business Inc dba Pick and Eat and Japp Drink Corp.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/30/2025	125.0	122.7	108.8	0.05%
Smokeyard Inc dba Smokeyard BBQ and Chop Shop	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/30/2025	125.0	122.7	105.8	0.05%
Delta Aggregate, LLC	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	11/30/2025	100.0	98.2	98.1	0.05%
Hurshell Leon Dutton dba High Jump Party Rentals	Rental and Leasing Services	Term Loan	Prime plus 2.75%	11/30/2025	17.6	17.2	16.9	0.01%
Alejandro Rico dba Rico Motors and Golden West Motel and Alrima Co Inc	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/25/2040	146.3	145.6	147.9	0.07%
State Painting and Decorating Co Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/25/2025	100.0	98.2	82.8	0.04%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Medeiros Holdings Inc dba Outdoor Lighting Perspectives of the Triad	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	11/25/2025	22.5	22.1	18.6	0.01%
DWeb Studio, Inc.	Educational Services	Term Loan	Prime plus 2.75%	11/25/2025	11.3	11.0	9.3	—%
Sambella Holdings, LLC and Strike Zone Entertainment Center LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/23/2040	1,189.5	640.7	652.9	0.32%
Play and Learn Child Care and School Inc	Social Assistance	Term Loan	Prime plus 2.75%	11/23/2025	11.1	10.9	10.9	0.01%
CNYP 717 Irondequoit LLC and CNYP 2002 Ontario LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/20/2040	244.4	243.3	225.2	0.11%
Haven Hospitality Group Inc. dba Haven Gastropub	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/20/2025	132.5	130.1	111.7	0.05%
Ronny Ramirez RX Corp dba Naturxheal Family Pharmacy	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	11/20/2025	89.0	88.5	76.1	0.04%
S.B.B. Enterprises Inc dba Williamston Hardware	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/19/2040	108.8	108.3	100.5	0.05%
Bradley Stinson and Associates Inc	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	11/19/2025	15.0	14.7	12.4	0.01%
Key Pix Productions Inc. dba Air Bud Entertainment	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	11/18/2040	839.8	836.1	852.1	0.42%
Holloway & CO. P.L.L.C.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/16/2025	75.0	73.6	73.5	0.04%
RDT Enterprises, L.L.C.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/12/2025	22.5	22.1	20.6	0.01%
E.S.F.P. LLC dba Volusia Van and Storage	Truck Transportation	Term Loan	Prime plus 2.75%	11/11/2025	91.3	89.6	77.3	0.04%
Green Life Lawnscapes LLC dba Green Life Lawn Care	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/6/2025	127.3	124.9	120.5	0.06%
Jumbomarkets Inc dba Rines Jumbomarkets	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/4/2025	306.3	300.6	288.8	0.14%
Joseph Nich and Tina M. Nich dba Vic's Greenhouses	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/4/2025	62.5	61.4	61.3	0.03%
Bisson Transportation Inc dba I & R Associates and Document Security	Truck Transportation	Term Loan	Prime plus 2.75%	10/30/2025	22.5	21.9	20.4	0.01%
Top Cat Ready Mix, LLC, Ples Investments LLC, and Pappy's Sand and	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/28/2025	711.3	694.6	608.0	0.30%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
L.M. Jury Enterprises, Inc dba Midwest Monograms	Textile Product Mills	Term Loan	Prime plus 2.75%	10/28/2025	77.0	75.1	64.6	0.03%
Financial Network Recovery	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/26/2025	40.0	39.0	32.9	0.02%
Windsor Direct Distribution LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	10/26/2025	14.3	13.9	11.7	0.01%
Kup’s Auto Spa, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/23/2025	62.5	61.0	59.2	0.03%
Jacksonville Beauty Institute Inc. dba Beauty Institute's	Educational Services	Term Loan	Prime plus 2.75%	10/23/2025	50.0	48.8	41.1	0.02%
Insurance Fire & Water Restorations, LLC	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	10/23/2025	22.5	21.9	20.6	0.01%
New Hampshire Precision Metal Fabricators, Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/23/2025	22.5	21.9	21.9	0.01%
Werthan Packaging Inc.	Paper Manufacturing	Term Loan	Prime plus 2.75%	10/14/2025	1,162.5	1,148.1	1,066.6	0.52%
Tannehill Enterprises Inc dba Hobbytown USA Folsom	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	10/14/2025	87.4	85.2	71.9	0.04%
ADMO Inc dba Mid States Equipment	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	10/8/2025	22.5	21.9	19.0	0.01%
Recycling Consultants, Inc. and Prairie State Salvage and Recycling	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/30/2027	767.5	749.0	666.2	0.33%
R.H. Hummer Jr., Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	9/30/2025	375.0	368.0	347.8	0.17%
Barub Realty LLC and Barub LLC dba Woodlawn Cabinets	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	9/30/2040	143.0	142.0	143.4	0.07%
Naeem Khan LTD	Apparel Manufacturing	Term Loan	Prime plus 2.75%	9/30/2025	125.0	121.1	100.9	0.05%
Bat Bridge Investments Inc dba Kalologie 360 Spa	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/30/2025	85.5	84.4	70.4	0.03%
SCJEN Management Inc dba Bowl of Heaven	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2025	71.3	69.7	58.1	0.03%
Accent Homes Services LLC dba Benjamin Franklin Plumbing of Kansas City	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/30/2028	66.5	65.1	62.1	0.03%
Binky's Vapes LLC	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/30/2025	22.5	21.8	18.2	0.01%
Joyce Outdoor Advertising LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/29/2040	234.8	233.8	233.7	0.11%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
The Grasso Companies LLC and Grasso Pavement Maintenance LLC	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/28/2025	518.8	502.8	494.2	0.24%
RIM Investments LLC and RIM Architects LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/28/2040	399.0	396.1	381.3	0.19%
Greensward of Marco Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/28/2040	87.5	86.9	84.1	0.04%
Yachting Solutions LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/25/2040	962.5	955.5	904.0	0.44%
Sandlot Ventures LLC and Sandbox Ventures LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/25/2040	442.5	439.3	416.5	0.20%
Hemingway Custom Cabinetry LLC	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	9/25/2025	220.0	213.2	181.9	0.09%
South Towne Dental Center, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/25/2025	50.0	48.5	48.3	0.02%
Daniel W. Stark dba Mountain Valley Lodge and RV Park	Accommodation	Term Loan	Prime plus 2.75%	9/25/2040	13.5	13.4	13.6	0.01%
Prestigious LifeCare for Seniors LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/25/2025	9.8	9.5	8.6	—%
St Lawrence Hotel Corp and Oheka Catering Inc dba Quality Inn	Accommodation	Term Loan	Prime plus 2.75%	9/24/2040	625.0	620.4	606.0	0.30%
Hagerstown Muffler, Inc. and JMS Muffler, Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/24/2040	327.5	325.1	330.5	0.16%
J.R. Wheeler Corporation dba Structurz Exhibits and Graphics	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/24/2025	21.0	20.4	20.3	0.01%
J3K LLC dba Ronan True Value Hardware	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/23/2025	152.5	147.8	123.2	0.06%
Stormrider Inc dba Shirley's Stormrider Inc	Truck Transportation	Term Loan	Prime plus 2.75%	9/23/2025	67.5	65.4	54.5	0.03%
Rutledge Enterprises Inc dba BLC Property Management	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/23/2040	62.5	61.5	60.1	0.03%
Finish Strong Inc dba FASTSIGNS St Peters	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	9/23/2025	50.0	48.5	40.4	0.02%
Nova Solutions Inc	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	9/22/2040	320.0	317.7	310.6	0.15%
Pine Belt Wood Products LLC	Forestry and Logging	Term Loan	Prime plus 2.75%	9/22/2040	163.8	162.6	146.1	0.07%
Frozen Treats of Hollywood FL, LLC dba Sub Zero Ice Cream	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/22/2025	15.8	15.3	13.4	0.01%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
IIoka Inc dba New Cloud Networks	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/21/2025	665.0	647.5	539.6	0.26%
Sound Manufacturing Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/21/2025	50.0	48.5	42.8	0.02%
Vallmar Studios, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/21/2025	15.8	15.3	12.7	0.01%
Scent-Sation Inc	Textile Product Mills	Term Loan	Prime plus 2.75%	9/18/2040	687.5	685.5	691.8	0.34%
Al-Mustafa Enterprise, Inc. and Al-Mustafa Enterprise Inc	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/18/2040	134.0	133.8	130.7	0.06%
Vanderhoof LLC dba Soxfords	Apparel Manufacturing	Term Loan	Prime plus 2.75%	9/18/2025	15.9	15.4	12.8	0.01%
MiJoy Inc dba Imo's Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/18/2025	8.3	8.0	6.7	—%
Naeem Khan LTD	Apparel Manufacturing	Term Loan	Prime plus 2.75%	9/17/2025	125.0	121.2	101.0	0.05%
Import Car Connection Inc dba Car Connection	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/16/2040	407.5	404.5	404.9	0.20%
FirstVitals Health and Wellness Inc	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/15/2025	150.0	145.3	121.1	0.06%
Johnson Carwash LLC and Johnson Petroleum LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	9/14/2040	340.0	339.4	343.8	0.17%
Almost Home Daycare LLC	Social Assistance	Term Loan	Prime plus 2.75%	9/11/2025	62.5	60.6	58.9	0.03%
Veliu LLC dba FASTSIGNS #15901	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	9/10/2025	50.0	49.1	42.0	0.02%
B and A Friction Materials Inc	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/9/2025	102.5	99.3	82.8	0.04%
Gardner's Wharf Holdings LLC and Gardner's Wharf Seafood Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	9/8/2040	140.0	139.0	141.3	0.07%
Empower Autism Academy	Social Assistance	Term Loan	Prime plus 2.75%	9/4/2040	685.0	680.0	691.3	0.34%
AIG Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/4/2040	363.8	361.1	337.2	0.17%
Higher Grounds Community Coffeehouse, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/2/2025	8.3	8.0	6.9	—%
The Camera House Inc	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	8/31/2025	1,250.0	1,203.4	1,089.6	0.53%
Delray Scrap Recycling LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	8/31/2025	22.5	21.4	17.8	0.01%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
P and D Enterprises Ind dba Wallaby's Liquor Warehouse	Food and Beverage Stores	Term Loan	Prime plus 2.75%	8/28/2040	888.9	881.1	859.0	0.42%
J and K Fitness L.L.C. dba Physiques Womens Fitness Center	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2041	93.8	93.7	92.9	0.05%
Zephyr Seven Series LLC dba 18/8 Fine Men's Salon	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/28/2025	81.3	81.2	69.3	0.03%
LAN Doctors Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/28/2025	81.3	78.2	70.2	0.03%
Trading Group 3 Inc	Nonstore Retailers	Term Loan	Prime plus 2.75%	8/28/2025	50.0	48.1	40.1	0.02%
Elite Institute LLC dba Huntington Learning Center	Educational Services	Term Loan	Prime plus 2.75%	8/28/2025	15.0	14.6	12.2	0.01%
B and J Catering Inc dba Culinary Solutions	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/27/2040	547.5	546.8	520.2	0.26%
3000 CSI Property LLC and Consulting Solutions Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/20/2040	137.5	136.3	136.2	0.07%
God Be Glorified Inc dba GBG Inc	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	8/20/2025	53.0	51.0	42.5	0.02%
GDP Gourmet LLC dba Joe and John's Pizza Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/19/2040	145.0	143.7	139.5	0.07%
Gold Jet Corp.	Couriers and Messengers	Term Loan	Prime plus 2.75%	8/14/2025	68.3	67.4	60.6	0.03%
Screenmobile Management Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/14/2025	47.0	45.2	38.1	0.02%
SKJ Inc dba Subway	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/13/2025	84.8	81.7	69.1	0.03%
LP Industries Inc dba Childforms	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	7/29/2025	125.0	120.1	111.0	0.05%
Advanced Machine & Technology, Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	7/29/2025	90.3	86.3	78.7	0.04%
Pauley Tree and Lawn Care Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/28/2025	65.8	62.9	55.7	0.03%
C& D Medical of Naples, Inc and Forever & Always of Naples, Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/24/2040	135.0	133.6	122.6	0.06%
Forever & Always of Naples Inc dba Island Animal Hospital	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/24/2025	107.5	102.8	92.5	0.05%
Beale Street Blues Company-West Palm Beach LLC dba Lafayette's-West Palm	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	7/24/2025	66.3	63.4	55.0	0.03%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Pooh's Corner Realty LLC and Pooh's Corner Inc	Social Assistance	Term Loan	Prime plus 2.75%	7/23/2040	103.8	102.7	103.4	0.05%
Smart Artists Inc.	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	7/23/2025	22.5	21.5	17.9	0.01%
Aaron Delgado and Associates Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/22/2025	8.2	7.8	6.5	—%
Free Ion Advisors LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/21/2025	64.3	61.4	51.2	0.03%
Murrayville Donuts, Inc dba Dunkin' Donuts	Food and Beverage Stores	Term Loan	Prime plus 2.75%	7/15/2040	344.5	343.6	326.9	0.16%
Union 2 LLC dba The Standard	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/10/2025	91.5	90.5	82.4	0.04%
The Smile Place LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/30/2040	283.9	280.5	275.0	0.13%
Anglin Cultured Stone Products LLC dba Anglin Construction	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/30/2025	281.8	267.7	233.9	0.11%
Thrifty Market, Inc. dba Thrifty Foods	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/30/2030	262.5	255.1	225.0	0.11%
All About Smiles P A	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/30/2040	237.7	234.9	230.2	0.11%
BJ's Tavern LLC and BJ's Cabana Bar Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2040	212.5	210.0	205.2	0.10%
Jonathan E Nichols and Nichols Fire and Security LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/30/2025	75.0	71.2	67.0	0.03%
Danny V, LLC dba Hugo's Taproom	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2040	54.0	53.4	49.0	0.02%
Advanced Skincare Medcenter Inc dba Advanced Skincare Surgery	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/29/2025	337.5	320.6	272.2	0.13%
Summit Beverage Group LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	8/29/2030	291.9	283.8	255.8	0.13%
R2 Tape Inc dba Presto Tape	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/29/2025	176.3	167.4	157.9	0.08%
Myclean Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/29/2025	15.9	15.1	12.6	0.01%
Jihan Inc dba ARCO AM/PM and Diana Inc dba Diana's Recycling	Gasoline Stations	Term Loan	Prime plus 2.75%	6/26/2040	380.0	375.5	363.8	0.18%
CEM Autobody LLC dba Dawn's Autobody	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/26/2040	135.5	133.8	128.2	0.06%
SofRep, Inc dba Force 12 Media	Other Information Services	Term Loan	Prime plus 2.75%	6/26/2025	66.3	62.9	52.4	0.03%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
E & G Enterprises LLC dba Comfort Keepers	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/26/2025	22.5	21.4	17.9	0.01%
TJU-DGT Inc dba The Lorenz Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/26/2029	20.6	20.0	19.8	0.01%
Ohs Auto Body, Inc. dba Ohs Body Shop	Repair and Maintenance	Term Loan	7.2775%	6/25/2040	1,207.5	1,201.5	1,148.3	0.56%
Wolf Enviro Interests, LLC and Enviromax Services Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/25/2040	246.5	243.6	223.0	0.11%
Amboy Group, LLC dba Tommy's Moloney's	Food Manufacturing	Term Loan	Prime plus 2.75%	6/24/2025	454.0	433.0	431.3	0.21%
Evinger PA One, Inc. dba Postal Annex, Falcon	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/24/2025	22.5	21.4	19.0	0.01%
Northeast Arkansas Pizza, Inc. dba Domino’s Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/23/2025	608.0	577.6	484.7	0.24%
Richards Plumbing and Heating Co., Inc. dba Richards Mechanical	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/23/2040	551.8	545.2	554.1	0.27%
RJI Services, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/23/2025	22.5	21.2	17.7	0.01%
Real Help LLC dba Real Help Decorative Concrete	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/22/2025	53.1	50.5	48.7	0.02%
Balthazar Management Virgin Islands, LLC dba The Beach Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/22/2025	15.8	15.0	14.9	0.01%
KRN Logistics, LLC,Newsome Trucking, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	6/19/2025	543.5	516.3	465.1	0.23%
PM Cassidy Enterprises, Inc. dba Junk King	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/19/2025	14.9	14.1	11.8	0.01%
Inverted Healthcare Staffing of Florida LLC dba Interim Healthcare Tra	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/18/2025	61.3	58.2	48.5	0.02%
Square Deal Siding Company,LLC dba Square Deal Siding Company	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/18/2025	22.5	21.5	21.4	0.01%
Flooring Liquidators Inc and Flooring Liquidators of Mt Kisco LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/17/2025	437.5	415.6	404.8	0.20%
AM PM Properties, LLC and AM PM Willington, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/17/2040	87.1	85.8	85.7	0.04%
Nelson Sargsyan dba HDA Trucking	Support Activities for Transportation	Term Loan	Prime plus 2.75%	6/16/2025	130.5	124.0	103.3	0.05%
Mirage Plastering Inc and Mpire LLC and Mpire II LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/12/2040	338.8	334.8	289.3	0.14%
Anturio Marketing Inc dba Logic Consulting	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/12/2040	290.3	286.8	291.5	0.14%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Bizzare Foods Inc dba Trooper Foods	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/12/2025	125.0	117.9	98.2	0.05%
Eldredge Tavern LLC dba Gonyea's Tavern	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/8/2040	56.3	55.6	56.5	0.03%
ViAr Visual Communications, Inc. dba Fastsigns 281701	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/5/2025	62.0	58.9	50.3	0.02%
Chitalian Fratelli LLC dba Francesca Brick Oven Pizza and Pasta	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/5/2025	16.1	15.2	12.7	0.01%
Nicor LLC dba Fibrenew Sacramento	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/5/2022	13.8	12.7	10.5	0.01%
Video Vault & Tanning LLC and Mosaic Salon LLC	Rental and Leasing Services	Term Loan	Prime plus 2.75%	6/4/2040	90.5	89.5	90.8	0.04%
Medworxs LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/3/2025	125.0	118.7	99.8	0.05%
DTM Parts Supply Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/2/2025	62.8	59.6	49.7	0.02%
XCESSIVE THROTTLE, INC dba Jake's Roadhouse	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2025	8.3	7.8	6.5	—%
God is Good LLC dba BurgerFi	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/27/2025	67.3	22.2	22.1	0.01%
Villela CPA PL	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/27/2025	9.0	8.5	7.4	—%
Douglas Posey and Sally Watkinson dba Audrey's Farmhouse	Accommodation	Term Loan	Prime plus 2.75%	5/20/2040	174.1	171.8	169.9	0.08%
Pen Tex Inc dba The UPS Store	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/20/2025	22.0	20.8	17.3	0.01%
15 McArdle LLC and No Other Impressions Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/15/2040	257.1	253.7	237.6	0.12%
E-Z Box Storage, Inc.	Real Estate	Term Loan	Prime plus 2.75%	5/11/2025	89.3	84.2	83.9	0.04%
Guard Dogs MFS LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/8/2025	65.0	61.3	51.6	0.03%
George S Cochran DDS Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/7/2025	130.0	122.7	102.5	0.05%
South Park Properties LLC and Midlothian Hardware LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/6/2040	170.5	167.1	169.3	0.08%
200 North 8th Street Associates LLC and Enchanted Acres Farm	Food Manufacturing	Term Loan	Prime plus 2.75%	5/4/2028	494.6	479.6	480.0	0.24%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Matthew Taylor and Landon Farm LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/4/2040	100.0	99.4	88.4	0.04%
Cares Inc dba Dumpling Grounds Day Care Center	Social Assistance	Term Loan	Prime plus 2.75%	5/1/2040	81.9	78.4	79.7	0.04%
Capitol Compliance Associates Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/30/2025	15.9	8.6	7.2	—%
RDRhonehouse ENT. LLC dba Chill Skinz	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	4/29/2025	88.9	83.3	69.4	0.03%
Orchid Enterprises Inc dba Assisting Hands of Sussex County	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/24/2025	15.0	14.1	11.7	0.01%
Ragazza Restaurant Group, Inc. dba Bambolina	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/21/2025	22.5	21.1	18.5	0.01%
Diamond Solutions LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	4/21/2025	22.5	21.0	17.5	0.01%
Giacchino Maritime Consultants Inc	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/17/2025	22.5	21.1	17.6	0.01%
Sound Coaching Inc	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	4/14/2025	44.4	41.6	34.7	0.02%
Carolina Beefs, LLC dba Beef O'Brady's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/13/2025	19.5	18.3	15.2	0.01%
Faramarz Nikourazm dba Car Clinic Center	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/3/2040	73.8	72.6	70.2	0.03%
T and B Boots Inc dba Takkens	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	3/31/2025	807.8	752.2	707.5	0.35%
Advance Case Parts RE Holdings LLC and Advance Case Parts Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/31/2040	758.3	748.0	692.7	0.34%
Mid-South Lumber Co. of Northwest Florida, Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/31/2040	428.8	421.7	388.2	0.19%
HAVANA CENTRAL NJ1, LLC dba Havana Central	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/31/2025	250.0	240.1	234.7	0.12%
Jatcoia 60056, LLC dba Style Encore	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	3/31/2025	22.3	19.3	18.2	0.01%
Copper Beech Financial Group LLC	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	3/30/2025	125.0	116.3	105.3	0.05%
Delta Aggregate LLC	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	3/30/2025	90.0	86.5	86.1	0.04%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Foresite Realty Partners LLC and Foresite Real Estate Holdings LLC	Real Estate	Term Loan	Prime plus 2.75%	3/27/2025	1,238.3	1,152.4	959.4	0.47%
Shellhorn and Hill Inc dba Total Fleet Service	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/27/2040	1,040.3	1,023.2	941.7	0.46%
Sunset Marine Resort LLC and GoXpeditions LLC and Lavon Gomes and Trac	Accommodation	Term Loan	Prime plus 2.75%	3/27/2040	301.8	296.8	301.6	0.15%
South Florida Air Conditioning and Refrigeration Corp.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/27/2040	155.5	153.0	152.7	0.07%
Balthazar Management Virgin Islands LLC dba The Beach Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/27/2025	123.3	114.7	114.2	0.06%
Shorr Enterprises Inc dba New Design Furniture Manufacturers	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	3/27/2025	106.5	99.2	91.1	0.04%
Geo Los Angeles LLC dba Geo Film Group	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/26/2025	130.0	121.1	110.5	0.05%
Joyce Outdoor Advertising NJ LLC and Joyce Outdoor Advertising LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/26/2040	54.0	53.1	53.1	0.03%
Carpet Exchange of North Texas Inc and Clyde E. Cumbie Jr	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	3/25/2040	810.0	796.8	801.9	0.39%
Zero-In Media Inc	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	3/25/2025	22.5	20.9	17.4	0.01%
Loriet LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/24/2025	12.0	11.2	9.3	—%
CML RW Security, LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	3/20/2025	575.0	535.1	445.5	0.22%
Shelton Incorporated dba Mrs. Winners	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/20/2040	112.5	110.7	111.7	0.05%
Jaymie Hazard dba Indigo Hair Studio and Day Spa	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/20/2040	42.9	42.2	40.6	0.02%
R & R Security and Investigations Inc dba Pardners Lake Buchanan	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/19/2040	85.4	84.1	85.4	0.04%
MMS Realty, LLC and Molecular MS Diagnostics LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/18/2040	160.7	158.1	150.8	0.07%
Gurtej Singh and Ranjit Kaur dba Food Fair Market	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/18/2025	22.5	21.2	17.7	0.01%
BND Sebastian Limited Liability Company and Sebastian Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/16/2040	172.5	169.7	167.6	0.08%
Royal Crest Motors LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/16/2040	91.3	89.7	87.2	0.04%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Firm Foundations Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/13/2025	81.3	75.6	67.1	0.03%
Douglas Printy Motorsports, Inc. dba Blackburn Trike	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/9/2040	191.8	188.6	179.9	0.09%
Luigi's on Main LLC and Luigi's Main Street Pizza Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/4/2025	11.3	10.4	10.4	0.01%
Calhoun Satellite Communications Inc and Transmission Solutions Group	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	2/27/2025	952.8	879.8	768.4	0.38%
J&M Concessions Inc dba A 1 Liquors	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/27/2025	87.5	81.8	72.9	0.04%
Baystate Firearms and Training, LLC	Educational Services	Term Loan	Prime plus 2.75%	2/27/2025	63.4	58.4	49.2	0.02%
Road to Sedona Inc dba Thirteen	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/27/2025	56.6	52.3	44.3	0.02%
Kingseal LLC dba Desoto Health and Rehab Center	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	2/26/2040	1,250.0	1,227.6	1,247.3	0.61%
Pace Motor Lines, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	2/26/2025	66.2	61.2	60.9	0.03%
Nelson Financial Services LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/24/2025	12.5	11.5	9.6	—%
Kiddie Steps 4 You Inc.	Social Assistance	Term Loan	Prime plus 2.75%	2/19/2040	61.8	60.8	57.6	0.03%
Triangle Trash LLC dba Bin There Dump That	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	2/18/2025	74.4	68.7	61.7	0.03%
Silva Realty Holdings, LLC and MF-Silva Enterprises, Inc. dba T	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/11/2040	171.6	169.1	160.5	0.08%
740 Barry Street Realty LLC and Wild Edibles Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	2/10/2040	492.5	483.7	491.4	0.24%
Kostekos Inc dba New York Style Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/6/2040	66.3	65.1	62.9	0.03%
DuCharme Realty LLC and DuCharme Enterprises LLC dba Specialty	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	2/2/2040	225.1	221.1	207.3	0.10%
Dean 1021 LLC dba Pure Pita	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/29/2025	80.0	77.5	65.7	0.03%
Limameno LLC dba Sal's Italian Ristorante	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/23/2025	83.3	76.4	65.7	0.03%
Palmabak Inc dba Mami Nora's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/22/2025	21.5	19.1	19.0	0.01%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Jung Design Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/20/2022	8.4	7.3	6.1	—%
Grand Blanc Lanes, Inc. and H, H and H, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/31/2039	133.0	130.4	130.5	0.06%
First Prevention and Dialysis Center, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/30/2024	273.3	266.8	249.6	0.12%
FHJE Ventures LLC and Eisenreich II Inc dba Breakneck Tavern	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/30/2039	245.5	241.7	225.0	0.11%
Evans and Paul LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/30/2024	223.8	203.8	195.1	0.10%
Bear Creek Entertainment, LLC dba The Woods at Bear Creek	Accommodation	Term Loan	Prime plus 2.75%	12/30/2024	106.3	96.9	96.5	0.05%
Bowlerama Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/24/2039	1,202.5	1,179.0	1,197.6	0.59%
The Lodin Group LLC and Lodin Health Imaging Inc dba Highlands Breast	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/23/2039	530.3	519.1	479.2	0.24%
Thermoplastic Services Inc and Paragon Plastic Sheet, Inc	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	12/23/2039	500.0	489.5	497.2	0.24%
401 JJS Corporation and G. Randazzo Corporation	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/23/2039	473.5	467.7	463.0	0.23%
Atlantis of Daytona LLC and Ocean Club Sportswear Inc	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	12/23/2039	240.0	231.0	234.7	0.12%
Carolina Flicks Inc dba The Howell Theater	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	12/23/2032	163.3	157.1	148.5	0.07%
Beale Street Blues Company-West Palm Beach, LLC dba Lafayette Music Hall	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/22/2024	187.5	170.8	150.3	0.07%
The Jewelers Inc. dba The Jewelers of Las Vegas	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	12/19/2024	1,250.0	1,141.1	960.3	0.47%
B.S. Ventures LLC dba Dink's Market	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/19/2039	53.8	52.6	53.3	0.03%
MM and M Management Inc dba Pizza Artista	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/19/2025	46.3	43.1	36.7	0.02%
B & W Towing, LLC and Boychucks Fuel LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/17/2039	164.5	161.1	152.6	0.07%
All American Games, LLC and Sportslink - The Game, LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/10/2024	400.0	364.3	323.0	0.16%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
The Conibear Corporation and Conibear Trucking, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	12/5/2024	12.0	7.9	7.4	—%
Kemmer LLC and Apples Tree Top Liquors LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/4/2039	138.4	135.5	126.5	0.06%
The Red Pill Management, Inc. dba UFC Gym Matthews	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	11/26/2024	54.3	49.9	43.8	0.02%
Trading Group 3, Inc.	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	11/26/2024	22.5	20.4	16.9	0.01%
Meridian Hotels, LLC dba Best Western Jonesboro	Accommodation	Term Loan	Prime plus 2.75%	11/25/2039	228.0	223.8	227.4	0.11%
Modern Manhattan LLC	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	11/25/2024	220.0	199.0	168.2	0.08%
Teamnewman Enterprises LLC dba Newmans at 988 and John H. Newman	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/25/2039	148.8	145.4	139.3	0.07%
Stormrider Inc dba Shirley's Stormrider, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	11/25/2024	150.0	135.7	112.9	0.06%
DeRidder Chiropractic LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/25/2024	13.2	11.9	11.7	0.01%
J&D Resources, LLC dba Aqua Science	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/21/2024	767.9	687.0	585.0	0.29%
Legacy Estate Planning Inc dba American Casket Enterprises	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/21/2024	42.0	38.0	31.6	0.02%
DC Real LLC and DC Enterprises LTD dba Lakeview True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/20/2039	119.4	117.2	115.9	0.06%
MLM Enterprises LLC and Demand Printing Solutions Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/18/2024	70.5	63.8	59.2	0.03%
JEJE Realty LLC and La Familia Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/10/2039	205.8	201.1	192.9	0.09%
Joey O's LLC and Jennifer Olszewski	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/7/2024	13.1	7.7	6.5	—%
Laura L. Smith dba Lisa Smith Studio	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/3/2024	15.0	13.5	11.2	0.01%
Heartland American Properties LLC and Skaggs RV Outlet LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/31/2039	479.0	467.5	459.7	0.23%
M and C Renovations Inc	Construction of Buildings	Term Loan	Prime plus 2.75%	10/31/2024	20.3	18.6	15.6	0.01%
Golden Transaction Corporation dba Bleh Sunoco	Gasoline Stations	Term Loan	Prime plus 2.75%	10/30/2039	156.7	152.9	152.3	0.07%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Kantz LLC and Kantz Auto LLC dba Kantz's Hometown Auto	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/29/2039	68.1	66.6	65.2	0.03%
Seelan Inc dba Candleridge Market	Gasoline Stations	Term Loan	Prime plus 2.75%	10/27/2039	90.5	88.3	84.5	0.04%
185 Summerfield Inc and Valcon Contracting Corp	Construction of Buildings	Term Loan	Prime plus 2.75%	10/24/2039	162.3	158.3	157.0	0.08%
Navdeep B Martins and Busy Bubbles LLC dba Wishy Washy	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/24/2039	89.0	87.0	81.3	0.04%
3 F Management LLC and ATC Port Charlotte LLC dba Around The Clock Fit	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/17/2024	131.3	117.8	104.1	0.05%
One Hour Jewelry Repair Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/14/2024	20.6	18.4	15.4	0.01%
Return to Excellence, Inc. dba The Waynesville Inn Golf & Spa	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/10/2039	1,250.0	1,233.1	1,252.5	0.61%
Capitol Waste and Recycling Services LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	10/10/2024	257.8	231.4	206.6	0.10%
Sound Manufacturing Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/10/2024	187.5	168.6	147.7	0.07%
DNT Storage and Properties LLC	Real Estate	Term Loan	Prime plus 2.75%	10/10/2039	101.8	99.3	99.0	0.05%
Boilermaker Industries LLC dba PostNet	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/9/2024	18.8	7.3	7.3	—%
Doctors Express Management of Central Texas LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/8/2024	105.0	83.4	79.3	0.04%
Smith Spinal Care Center P.C. and James C. Smith	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/8/2039	60.0	58.6	57.3	0.03%
Michael Rey Jr. and Lynn J. Williams (EPC) and GIG Petcare	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/3/2039	126.9	122.7	121.4	0.06%
Sumad LLC dba BrightStar Care of Encinitas	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/2/2024	92.5	47.7	47.5	0.02%
Roccos LLC and Sullo Pantalone Inc dba Rocco's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2039	255.8	249.2	245.0	0.12%
Keller Holdings LLC and David H Keller III and Carie C Keller	Scenic and Sightseeing Transportation	Term Loan	Prime plus 2.75%	9/30/2039	100.0	97.4	99.5	0.05%
The Woods at Bear Creek LLC and Bear Creek Entertainment LLC	Accommodation	Term Loan	Prime plus 2.75%	9/29/2039	513.3	501.6	515.0	0.25%
Orange County Insurance Brokerage Inc dba Beaty Insurance Agency	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	9/29/2039	325.1	317.8	326.3	0.16%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Keys Phase One LLC dba The Grand Guesthouse	Accommodation	Term Loan	Prime plus 2.75%	9/26/2039	736.3	717.3	724.0	0.36%
Colts V LLC and Nowatzke Service Center, Inc dba Nowatzke Truck & Trailer	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/26/2039	601.8	586.3	590.0	0.29%
Gordon E Rogers dba Stonehouse Motor Inn	Accommodation	Term Loan	Prime plus 2.75%	9/26/2039	57.5	56.0	57.5	0.03%
Auto Shine Carwash Inc and AKM R. Hossain and Jessica F. Masud	Gasoline Stations	Term Loan	Prime plus 2.75%	9/26/2024	22.5	20.0	18.5	0.01%
6 Price Avenue, LLC and Pauley Tree & Lawn Care, Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/24/2039	452.5	440.9	422.2	0.21%
North Columbia LLC and Loop Liquor and Convenience Store LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/24/2039	159.3	155.2	156.4	0.08%
R A Johnson Inc dba Rick Johnson Auto and Tire	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/23/2039	301.3	293.5	301.4	0.15%
Andrene's LLC dba Andrene's Caribbean Soul Food Carry Out	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/23/2024	37.8	33.3	30.0	0.01%
Utek Corporation dba Arcade Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/22/2039	405.5	402.1	410.5	0.20%
Play and Stay LLC dba Zoom Room Tinton Falls	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/18/2024	42.1	38.0	34.1	0.02%
Ryan Crick and Pamela J. Crick and Crick Enterprises Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2039	145.5	141.8	145.6	0.07%
Modern Leather Goods Repair Shop Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2024	58.8	51.9	46.5	0.02%
Tavern Properties LLC and Wildwood Tavern LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/15/2039	425.0	416.8	419.0	0.21%
Animal Intrusion Prevention Systems Holding Company, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/15/2024	272.5	242.8	226.6	0.11%
RDT Enterprises LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/15/2027	162.8	150.4	148.8	0.07%
KW Zion, LLC and Key West Gallery Inc	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/12/2039	1,250.0	1,217.9	1,228.6	0.60%
Indy East Smiles Youth Dentistry LLC dba Prime Smile East	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/11/2024	630.2	561.5	505.6	0.25%
B&P Diners LLC dba Engine House Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/10/2024	80.0	71.3	63.9	0.03%
Feel The World Inc dba Xero Shoes and Invisible Shoes	Leather and Allied Product Manufacturing	Term Loan	Prime plus 2.75%	9/5/2024	51.9	46.2	42.2	0.02%
Delta Aggregate LLC	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	8/28/2039	911.3	865.3	888.4	0.44%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Lamjam LLC (EPC) Goldsmith Lambros Inc (OC)	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	8/27/2024	133.8	118.7	119.1	0.06%
Orange County Cleaning Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/27/2024	41.3	36.5	32.7	0.02%
Qycell Corporation	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	8/26/2024	121.0	107.1	101.2	0.05%
Atlas Auto Body Inc dba Atlas Auto Sales	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/22/2039	51.6	50.1	49.6	0.02%
Grey Light Realty, LLC (EPC) NH Precision Metal Fabricators Inc (OC)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	8/21/2039	1,226.0	1,192.6	1,195.2	0.59%
S&P Holdings of Daytona LLC (EPC) S&P Corporation of Daytona Beach	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	8/15/2039	433.5	419.3	430.5	0.21%
Barber Investments LLC and Fieldstone Quickstop LLC and Maine Dollar	Gasoline Stations	Term Loan	Prime plus 2.75%	8/15/2039	150.0	146.5	139.0	0.07%
Alpha Preparatory Academy LLC	Social Assistance	Term Loan	Prime plus 2.75%	8/15/2039	145.2	141.8	145.6	0.07%
Katie Senior Care LLC dba Home Instead Senior Care	Social Assistance	Term Loan	Prime plus 2.75%	8/15/2024	124.3	109.8	98.5	0.05%
Almost Home Property LLC and Almost Home Daycare LLC	Social Assistance	Term Loan	Prime plus 2.75%	8/7/2039	715.8	697.3	709.0	0.35%
iFood, Inc. dba Steak N Shake	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2024	379.1	346.2	326.3	0.16%
AGV Enterprises LLC dba Jet's Pizza #42	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2024	54.8	48.1	43.9	0.02%
575 Columbus Avenue Holding Company, LLC and LA-ZE LLC dba EST EST EST	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/30/2039	22.5	21.9	22.4	0.01%
L&S Insurance & Financial Services Inc	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/25/2024	22.5	19.7	17.9	0.01%
Honeyspot Investors LLP and Pace Motor Lines Inc	Truck Transportation	Term Loan	Prime plus 2.75%	7/24/2039	150.0	145.7	149.1	0.07%
Miss Cranston Diner II, LLC and Miss Cranston II Realty LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/17/2039	100.0	97.7	98.0	0.05%
Wired LLC and Moulison North Corporation	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/3/2024	150.1	138.3	130.3	0.06%
Honeyspot Investors LLP and Pace Motor Lines Inc	Truck Transportation	Term Loan	Prime plus 2.75%	6/30/2039	875.3	850.3	869.5	0.43%
iFood, Inc. dba Steak N Shake	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2039	629.8	610.7	587.8	0.29%
Wired LLC and Moulison North Corporation	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/30/2024	500.0	457.2	430.8	0.21%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
AMG Holding, LLC and Stetson Automotive, Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/30/2039	208.0	201.7	207.0	0.10%
Lisle Lincoln II Limited Partnership dba Lisle Lanes LP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/30/2024	100.0	87.2	87.1	0.04%
Highway Striping Inc	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	6/30/2024	53.1	46.2	42.9	0.02%
FHJE Ventures LLC and Eisenreich II Inc. dba Breakneck Tavern	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/27/2039	321.8	311.9	312.6	0.15%
JPM Investments LLC and Carolina Family Foot Care P.A.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/26/2039	136.1	133.0	134.2	0.07%
Zinger Hardware and General Merchant Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/26/2024	110.5	96.2	92.1	0.05%
Nikobella Properties LLC and JPO Inc dba Village Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/25/2039	476.3	461.8	464.1	0.23%
RDJ Maayaa Inc dba RDJ Distributors	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/23/2024	8.7	7.4	6.8	—%
Big Sky Plaza LLC and Strickland, Incorporated dba Livingston True Vale	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/20/2039	233.4	226.3	226.7	0.11%
510 ROK Realty LLC dba ROK Health and Fitness and Robert N. D'urso	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/19/2024	332.0	289.6	287.3	0.14%
Nirvi Enterprises LLC dba Howard Johnson / Knights Inn	Accommodation	Term Loan	Prime plus 2.75%	6/17/2039	920.3	892.2	915.8	0.45%
Hotels of North Georgia LLC dba Comfort Inn and Suites	Accommodation	Term Loan	Prime plus 2.75%	6/17/2039	837.5	812.0	832.9	0.41%
Global Educational Delivery Services LLC	Educational Services	Term Loan	Prime plus 2.75%	6/16/2024	60.0	52.9	53.1	0.03%
Rainbow Dry Cleaners	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/13/2024	122.5	106.7	99.4	0.05%
NVR Corporation dba Discount Food Mart	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/11/2039	68.3	64.9	66.7	0.03%
Sico & Walsh Insurance Agency Inc and The AMS Trust	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	6/6/2039	250.0	90.6	93.0	0.05%
Sujata Inc dba Stop N Save Food Mart and Dhruvesh Patel	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/3/2024	22.5	19.6	18.1	0.01%
Long Island Barber + Beauty LLC	Educational Services	Term Loan	Prime plus 2.75%	6/2/2039	55.5	53.8	53.5	0.03%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
CJR LLC (EPC) and PowerWash Plus, Inc. (OC)	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/30/2024	53.0	45.9	44.6	0.02%
Pocono Coated Products, LLC	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/30/2024	22.5	19.4	19.0	0.01%
R. A. Johnson, Inc. dba Rick Johnson Auto & Tire	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	5/29/2039	943.8	913.7	937.9	0.46%
Wilton Dental Care P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/29/2024	128.1	112.9	102.2	0.05%
EGM Food Services Inc dba Gold Star Chili	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2024	19.2	16.6	15.3	0.01%
Jonesboro Health Food Center LLC	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	5/27/2024	60.0	51.8	46.7	0.02%
USI Properties LLC dba U Store It	Real Estate	Term Loan	Prime plus 2.75%	5/23/2039	144.6	140.0	142.9	0.07%
Bay State Funeral Services, LLC (EPC) and Riley Funeral Home Inc(OC)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/21/2039	134.9	130.9	134.4	0.07%
Hae M. and Jin S. Park dba Buford Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/15/2039	166.5	160.4	158.0	0.08%
Moochie's LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/13/2024	100.5	87.9	80.1	0.04%
The River Beas LLC and Punam Singh	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/8/2039	90.3	87.4	87.4	0.04%
AS Boyals LLC dba Towne Liquors	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/29/2039	117.5	113.5	116.5	0.06%
ENI Inc, Event Networks Inc, ENI Worldwide LLC and Spot Shop Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/25/2024	500.0	428.6	384.9	0.19%
Gerami Realty, LC (EPC) Sherrill Universal City Corral, LP	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/23/2027	78.8	70.9	71.1	0.03%
Complete Body & Paint, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/23/2039	20.8	20.1	20.6	0.01%
Island Wide Realty LLC and Long Island Partners, Inc.	Real Estate	Term Loan	Prime plus 2.75%	4/22/2039	103.8	100.4	103.0	0.05%
Aiello's Pizzeria LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/18/2024	42.8	35.6	32.9	0.02%
Wilshire Media Systems Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/17/2024	186.3	159.6	146.1	0.07%
1899 Tavern & Tap LLC and Ale House Tavern & Tap LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/9/2039	137.5	131.9	133.4	0.07%
Eagle Aggregate Transportation, LLC and Eagle Pneumatic Transport LLC	Truck Transportation	Term Loan	Prime plus 2.75%	3/31/2024	1,250.0	637.7	639.3	0.31%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Hodges Properties LLC and Echelon Enterprises Inc dba Treads Bicycle	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	3/31/2039	449.0	433.2	437.3	0.21%
Dantanna's Tavern LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2024	164.3	141.6	131.7	0.06%
RDT Enterprises, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/31/2028	141.2	129.0	130.4	0.06%
Kemmer, LLC (EPC) and Pitts Package Store, Inc.(OC)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/31/2039	117.5	113.6	108.0	0.05%
Little People's Village II LLC (OC) and Iliopoulos Realty LLC (EPC)	Social Assistance	Term Loan	Prime plus 2.75%	3/31/2039	101.5	98.8	96.4	0.05%
Little People's Village II LLC (OC) and Iliopoulos Realty LLC (EPC)	Social Assistance	Term Loan	Prime plus 2.75%	3/31/2039	92.1	89.6	87.4	0.04%
Wilban LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/28/2039	427.5	413.7	415.7	0.20%
Lake Area Autosound LLC and Ryan H. Whittington	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	7/28/2039	125.0	122.3	121.5	0.06%
Sapienzo Properties LLC (EPC) CNS Self-Storage Inc (OC)	Real Estate	Term Loan	Prime plus 2.75%	3/27/2039	193.8	186.0	190.9	0.09%
Hascher Gabelstapler Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/26/2024	143.3	121.8	117.6	0.06%
Knowledge First Inc dba Magic Years of Learning and Kimberly Knox	Social Assistance	Term Loan	Prime plus 2.75%	3/21/2039	145.0	140.1	138.2	0.07%
636 South Center Holdings, LLC and New Mansfield Brass and Aluminum Co.	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	3/20/2039	497.5	479.9	492.4	0.24%
Cormac Enterprises and Wyoming Valley Beverage Incorporated	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/20/2039	110.8	107.0	109.8	0.05%
Kinisi, Inc. dba The River North UPS Store	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/18/2024	41.3	30.8	29.6	0.01%
Tortilla King, Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	3/14/2029	1,033.1	963.1	927.2	0.46%
SE Properties 39 Old Route 146, LLC (EPC) SmartEarly Clifton Park LLC	Social Assistance	Term Loan	Prime plus 2.75%	3/14/2039	408.0	394.8	404.3	0.20%
Tortilla King Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	3/14/2039	216.9	210.1	204.9	0.10%
Bowl Mor, LLC dba Bowl Mor Lanes / Spare Lounge, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/13/2039	223.5	215.6	221.2	0.11%
Avayaan2 LLC dba Island Cove	Gasoline Stations	Term Loan	Prime plus 2.75%	3/7/2039	157.5	151.9	152.6	0.07%
Onofrio's Fresh Cut Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/6/2024	75.0	63.9	62.5	0.03%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
J&M Concessions, Inc.dba A-1 Liquors	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/3/2039	135.6	131.3	128.0	0.06%
R & R Boyal LLC dba Cap N Cat Clam Bar and Little Ease Tavern	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/28/2039	417.5	402.2	400.2	0.20%
Summit Beverage Group LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	2/28/2024	350.6	295.8	283.3	0.14%
Faith Memorial Chapel LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2039	214.2	206.7	203.7	0.10%
952 Boston Post Road Realty, LLC and HNA LLC dba Styles International	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2039	211.0	203.3	200.7	0.10%
Choe Trade Group Inc dba Rapid Printers of Monterey	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	2/28/2024	159.3	134.4	134.0	0.07%
96 Mill Street LLC, Central Pizza LLC and Jason Bikakis George Bikaki	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/12/2039	141.3	136.4	140.0	0.07%
JWB Industries, Inc. dba Carteret Die Casting	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	2/11/2024	280.0	236.1	217.1	0.11%
Sovereign Communications LLC	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	2/7/2024	907.8	766.5	695.7	0.34%
986 Dixwell Avenue Holding Company, LLC(EPC) and Mughali Foods, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/7/2039	99.1	95.9	96.2	0.05%
Awesome Pets II Inc dba Mellisa's Pet Depot	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	2/7/2024	83.2	71.0	65.7	0.03%
Sarah Sibadan dba Sibadan Agency	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	1/27/2039	129.4	124.4	126.4	0.06%
3Fmanagement LLC and ATC Fitness Cape Coral, LLC dba Around the Clock	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	1/24/2024	425.0	355.5	330.1	0.16%
JDR Industries Inc dba CST-The Composites Store, JetCat USA	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	1/21/2024	140.3	117.3	110.1	0.05%
Icore Enterprises Inc dba Air Flow Filters Inc	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	1/15/2024	21.8	18.2	18.2	0.01%
Nutmeg North Associates LLC (OC) Steeltech Building Products Inc	Construction of Buildings	Term Loan	Prime plus 2.75%	12/31/2038	897.8	880.6	867.4	0.43%
Carl R. Bieber, Inc. dba Bieber Tourways/Bieber Transportation/Bieber	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2027	712.5	646.1	651.8	0.32%
CLU Amboy, LLC (EPC) and Amboy Group, LLC (OC) dba Tommy Moloney's	Food Manufacturing	Term Loan	Prime plus 2.75%	12/27/2023	656.3	554.1	555.2	0.27%
Shane M. Howell and Buck Hardware and Garden Center, LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/27/2038	322.5	309.5	303.7	0.15%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Superior Disposal Service, Inc.	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	12/26/2023	240.5	199.5	195.2	0.10%
KK International Trading Corporation	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/23/2028	190.0	171.8	169.1	0.08%
Mosley Auto Group LLC dba America's Automotive	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/20/2038	221.5	212.6	215.8	0.11%
Kurtis Sniezek dba Wolfe's Foreign Auto	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/20/2038	88.9	85.3	87.5	0.04%
PLES Investements, LLC and John Redder, Pappy Sand & Gravel, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/19/2038	555.3	532.9	528.2	0.26%
Lefont Theaters Inc.	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/19/2023	14.4	11.9	11.3	0.01%
TAK Properties LLC and Kinderland Inc	Social Assistance	Term Loan	Prime plus 2.75%	12/18/2038	405.0	388.8	386.8	0.19%
Any Garment Cleaner-East Brunswick, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/18/2023	53.8	44.6	43.6	0.02%
TOL LLC dba Wild Birds Unlimited	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	12/13/2023	18.0	15.4	14.5	0.01%
8 Minute Oil Change of Springfield Corporation and John Nino	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/12/2038	196.8	186.3	189.6	0.09%
920 CHR Realty LLC (EPC) V. Garofalo Carting Inc (OC)	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	12/10/2038	418.1	401.3	411.7	0.20%
DKB Transport Corp	Truck Transportation	Term Loan	Prime plus 2.75%	12/5/2038	138.8	133.2	136.6	0.07%
Firm Foundations Inc. David S Gaitan Jr and Christopher K Daigle	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/3/2023	545.8	452.5	428.5	0.21%
Firm Foundations Inc David S Gaitan Jr and Christopher K Daigle	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/3/2038	104.3	100.0	96.4	0.05%
Spectrum Development LLC and Solvit Inc & Solvit North, Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/2/2023	387.3	321.2	304.0	0.15%
BVIP Limousine Service LTD	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	11/27/2038	76.5	73.3	74.0	0.04%
Eco-Green Reprocessing LLC and Denali Medical Concepts, LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	11/27/2023	67.2	55.3	50.5	0.02%
Wallace Holdings LLC (EPC) GFA International Inc (OC)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.5%	11/25/2023	125.0	102.6	92.8	0.05%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
AcuCall LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/21/2023	15.8	12.9	11.6	0.01%
Seven Peaks Mining Inc and Cornerstone Industrial Minerals Corporation	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	11/18/2038	1,250.0	1,194.6	1,142.2	0.56%
Kids in Motion of Springfield LLC dba The Little Gym of Springfield IL	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/18/2023	45.0	37.7	34.4	0.02%
Kup's Auto Spa Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/15/2038	396.7	376.3	383.9	0.19%
Yousef Khatib dba Y&M Enterprises	Wholesale Electronic Markets and Agents and Brokers	Term Loan	Prime plus 2.75%	11/15/2023	75.0	61.7	56.5	0.03%
Howell Gun Works LLC	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	11/14/2023	8.3	6.9	6.2	—%
Polpo Realty, LLC(EPC) Polpo Restaurant, LLC (OC)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/6/2038	62.5	60.2	61.7	0.03%
Twinsburg Hospitality Group LLC dba Comfort Suites	Accommodation	Term Loan	Prime plus 2.75%	10/31/2038	945.0	905.7	897.0	0.44%
Master CNC Inc & Master Properties LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2038	596.6	570.7	554.8	0.27%
1 North Restaurant Corp dba 1 North Steakhouse	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/31/2038	212.5	203.3	206.0	0.10%
Mid-Land Sheet Metal Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/31/2038	137.5	131.8	132.9	0.07%
Janice B. McShan and The Metropolitan Day School, LLC	Social Assistance	Term Loan	Prime plus 2.75%	10/31/2023	42.8	35.9	35.9	0.02%
Meridian Hotels LLC dba Best Western Jonesboro	Accommodation	Term Loan	Prime plus 2.75%	10/29/2038	664.5	634.2	649.6	0.32%
New Image Building Services Inc. dba New Image Repair Services	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/29/2023	331.3	270.1	250.4	0.12%
A-1 Quality Services Corporation	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/29/2023	8.9	7.2	6.5	—%
Clairvoyant Realty Corp. and Napoli Marble & Granite Design, Ltd	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/24/2038	246.3	235.5	231.5	0.11%
Greenbrier Technical Services, Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/24/2023	240.1	178.4	178.6	0.09%
Kelly Auto Care LLC dba Shoreline Quick Lube and Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/18/2023	87.5	71.3	66.2	0.03%
KenBro Enterprises LLC dba Hearing Aids by Zounds-Cherry Hill	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	10/18/2023	25.8	21.0	20.3	0.01%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Shepher Distr's and Sales Corp and The Lederer Industries Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/30/2023	1,050.0	699.0	706.5	0.35%
Fieldstone Quick Stop LLC(OC) Barber Investments LLC (EPC) Thadius M B	Gasoline Stations	Term Loan	Prime plus 2.75%	9/30/2038	676.3	658.3	666.4	0.33%
Cencon Properties LLC and Central Connecticut Warehousing Company, Inc	Warehousing and Storage	Term Loan	Prime plus 2.75%	9/30/2038	344.5	329.2	341.2	0.17%
Lenoir Business Partners LLC (EPC) LP Industries, Inc dba Childforms	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	322.7	310.7	319.0	0.16%
Onofrios Enterprises LLC (EPC) Onofrios Fresh Cut, Inc	Food Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	312.5	299.5	308.1	0.15%
Discount Wheel and Tire	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/30/2038	223.8	213.5	218.2	0.11%
Top Properties LLC and LP Industries, Inc dba Childforms	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	120.0	115.3	119.7	0.06%
First Steps Real Estate Company, LLC (EPC) and First Steps Preschool	Social Assistance	Term Loan	Prime plus 2.75%	9/30/2038	97.6	93.2	94.6	0.05%
Gabrielle Realty, LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	9/27/2038	757.6	722.9	738.0	0.36%
Mitchellville Family Dentistry, Dr. Octavia Simkins-Wiseman DDS PC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/27/2038	335.1	319.7	328.0	0.16%
Handy 6391 LLC dba The UPS Store #6391	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/27/2023	62.5	51.2	51.8	0.03%
Eastside Soccer Dome, Inc .	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2038	463.8	442.4	459.3	0.23%
HJ & Edward Enterprises, LLC dba Sky Zone	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2023	262.5	219.1	217.8	0.11%
Anthony C Dinoto and Susan S P Dinoto and Anthony C Dinoto Funeral Home	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/26/2038	100.0	95.5	99.1	0.05%
Southeast Chicago Soccer, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2038	51.3	48.9	50.8	0.02%
Kiddie Steps 4 You Inc.	Social Assistance	Term Loan	Prime plus 2.75%	9/25/2038	89.3	86.4	87.9	0.04%
Diamond Memorials Incorporated	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/25/2023	14.3	10.9	10.5	0.01%
Faith Memorial Chapel LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/20/2038	268.4	256.5	263.1	0.13%
Serious-Fun in Alpharetta, LLC dba The Little Gym of Alpharetta	Educational Services	Term Loan	Prime plus 2.75%	9/20/2023	46.3	37.6	36.5	0.02%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Westville Seafood LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/19/2038	112.3	107.2	109.5	0.05%
Maynard Enterprises Inc dba Fastsigns of Texarkana	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/18/2023	16.1	13.1	12.8	0.01%
Grafio Inc dba Omega Learning Center-Acworth	Educational Services	Term Loan	Prime plus 2.75%	9/13/2023	156.3	132.9	129.4	0.06%
The Berlerro Group, LLC dba Sky Zone	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/12/2023	421.3	351.5	341.3	0.17%
Sound Manufacturing Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/12/2028	54.8	48.9	48.8	0.02%
Prospect Kids Academy Inc	Educational Services	Term Loan	Prime plus 2.75%	9/11/2038	124.3	118.6	122.0	0.06%
Alma J. and William R. Walton (EPC) and Almas Child Day Care Center	Social Assistance	Term Loan	Prime plus 2.75%	9/11/2038	39.5	37.7	39.1	0.02%
B for Brunette dba Blo	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/10/2023	53.4	43.7	42.1	0.02%
Schmaltz Holdings, LLC (EPC) and Schmaltz Operations, LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/4/2038	224.2	212.6	217.2	0.11%
IlOKA Inc dba Microtech Tel and NewCloud Networks	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/30/2023	687.5	551.1	539.2	0.26%
ACI Northwest Inc.	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	8/30/2023	906.3	541.7	540.6	0.27%
Spectrum Radio Fairmont, LLC	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	8/30/2023	187.5	164.3	165.7	0.08%
Excel RP Inc	Machinery Manufacturing	Term Loan	Prime plus 2.75%	8/30/2023	130.3	104.3	104.8	0.05%
Gulfport Academy Child Care and Learning Center, Inc. and Jennifer Sis	Social Assistance	Term Loan	Prime plus 2.75%	8/30/2023	43.3	34.7	34.7	0.02%
Ramard Inc and Advanced Health Sciences Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/28/2023	187.5	150.3	144.2	0.07%
RM Hawkins LLC dba Pure Water Tech West and Robert M Hawkins	Nonstore Retailers	Term Loan	Prime plus 2.75%	8/26/2023	85.8	65.1	65.8	0.03%
JSIL LLC dba Blackstones Hairdressing	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/16/2023	19.5	15.4	15.0	0.01%
Jatcoia, LLC dba Plato's Closet	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	8/15/2023	65.0	40.0	40.4	0.02%
Caribbean Concepts, Inc. dba Quick Bleach	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/12/2023	22.5	18.2	17.6	0.01%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
209 North 3rd Street, LLC (EPC) Yuster Insurance Group Inc (OC)	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/29/2038	83.9	79.8	82.0	0.04%
Majestic Contracting Services, Inc. dba Majestic Electric and Majestic	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/26/2038	190.0	180.7	184.2	0.09%
Daniel W and Erin H Gordon and Silver Lining Stables CT, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/24/2023	11.3	8.9	9.0	—%
Angkor Restaurant Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/19/2038	93.0	88.4	91.3	0.04%
Tri County Heating and Cooling Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2023	87.8	69.7	70.0	0.03%
Harbor Ventilation Inc and Estes Investment, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2038	92.1	27.6	28.7	0.01%
Morning Star Trucking LLC and Morning Star Equipment and Leasing LLC	Truck Transportation	Term Loan	Prime plus 2.75%	7/17/2023	53.8	42.7	41.0	0.02%
Maxiflex LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/28/2023	153.5	120.7	122.0	0.06%
JRA Holdings LLC (EPC) Jasper County Cleaners Inc dba Superior Cleaner	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/28/2038	121.0	114.8	119.2	0.06%
GIA Realty LLC and VRAJ GIA LLC dba Lakeview Laundromat	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/28/2038	97.5	92.5	96.0	0.05%
Emerald Ironworks Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/27/2023	72.0	56.9	55.3	0.03%
Contract Packaging Services Inc dba Superior Pack Group	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/21/2023	851.8	676.3	664.0	0.33%
2161 Highway 6 Trail, LLC, (EPC) R. H. Hummer JR., Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	6/19/2026	1,250.0	821.6	835.2	0.41%
CBlakeslee Arpaia Chapman, Inc. dba Blakeslee Industrial Services	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	6/18/2028	875.0	770.0	785.7	0.39%
KDP LLC and KDP Investment Advisors, Inc and KDP Asset Management, Inc	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/14/2023	343.8	270.7	261.0	0.13%
Elite Structures Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/12/2038	932.8	868.7	900.4	0.44%
(EPC) Absolute Desire LLC and Mark H. Szierer (OC) Sophisticated Smile	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/5/2038	188.3	178.9	181.3	0.09%
(EPC) Willowbrook Properties LLC (OC) Grove Gardens Landscaping Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/5/2038	186.3	176.8	181.9	0.09%
RKP Service dba Rainbow Carwash	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/31/2023	300.0	236.6	228.9	0.11%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
RXSB, Inc dba Medicine Shoppe	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	5/30/2023	186.3	145.8	139.7	0.07%
Gregory P Jellenek OD and Associates PC dba Gregory P Jellenek OD	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/28/2023	63.5	49.5	48.7	0.02%
Ryan D. Thornton and Thornton & Associates LLC	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	5/24/2023	68.8	45.3	43.4	0.02%
Insurance Problem Solvers LLC	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	5/20/2023	17.1	13.3	12.8	0.01%
PowerWash Plus, Inc. and CJR, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/30/2038	550.0	521.0	531.8	0.26%
Peanut Butter & Co., Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	4/30/2023	100.0	77.1	74.2	0.04%
Brothers International Desserts	Food Manufacturing	Term Loan	Prime plus 2.75%	4/26/2023	230.0	177.8	175.6	0.09%
Kidrose, LLC dba Kidville Riverdale	Educational Services	Term Loan	Prime plus 2.75%	4/22/2023	78.8	61.6	60.2	0.03%
Vernon & Stephanie Scott and Little Stars Day Care Center, Inc.	Educational Services	Term Loan	Prime plus 2.75%	4/18/2038	151.0	142.8	148.2	0.07%
Capital Scrap Metal, LLC and Powerline Investment, LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/29/2038	500.0	450.1	466.9	0.23%
MRM Supermarkets Inc dba Constantins Breads; Dallas Gourmet Breads	Food Manufacturing	Term Loan	Prime plus 2.75%	3/29/2038	336.0	317.3	320.5	0.16%
1258 Hartford TPKE, LLC (EPC) and Phelps and Sons, Inc (OC)	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/29/2038	124.6	117.6	119.5	0.06%
A & M Commerce, Inc. dba Cranberry Sunoco	Gasoline Stations	Term Loan	Prime plus 2.75%	3/27/2038	330.3	311.6	320.6	0.16%
Xela Pack, Inc. and Aliseo and Catherine Gentile	Paper Manufacturing	Term Loan	Prime plus 2.75%	3/27/2028	271.8	235.9	240.7	0.12%
Neyra Industries, Inc. and Edward Neyra	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	3/27/2023	217.5	166.5	168.1	0.08%
Gator Communications Group, LLC dba Harvard Printing Group	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/27/2023	17.3	13.4	13.3	0.01%
American Diagnostic Imaging, Inc. dba St. Joseph Imaging Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/25/2038	537.5	507.5	517.3	0.25%
Michael A.and HeatherR. Welsch dba Art & FrameEtc.	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/22/2038	67.5	63.7	65.4	0.03%
M & H Pine Straw Inc and Harris L. Maloy	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/21/2023	288.8	220.9	219.9	0.11%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Truth Technologies Inc dba Truth Technologies Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/21/2023	79.5	60.9	58.9	0.03%
J. Kinderman & Sons Inc., dba BriteStar Inc.	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	3/20/2023	181.3	142.7	144.0	0.07%
Stellar Environmental LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/18/2023	56.3	43.1	43.2	0.02%
Sound Manufacturing, Inc. and Monster Power Equipment Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/15/2023	523.0	400.0	394.6	0.19%
Golden Gate Lodging LLC (OC)	Accommodation	Term Loan	Prime plus 2.75%	3/12/2038	115.0	108.6	111.5	0.05%
River Club Golf Course Inc dba The River Club	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2038	475.2	447.7	458.7	0.23%
Bakhtar Group LLC dba Malmaison	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2023	103.8	79.4	76.1	0.04%
Osceola River Mill, LLC(EPC) Ironman Machine, Inc.(OC)	Machinery Manufacturing	Term Loan	Prime plus 2.75%	2/20/2038	86.3	81.3	83.5	0.04%
Java Warung, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/19/2038	51.0	48.1	49.5	0.02%
Nancy & Karl Schmidt(EPC) Moments to Remember USA, LLC	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	2/15/2038	106.3	100.2	102.9	0.05%
Orient Direct, Inc. dba Spracht, Celltek, ODI	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	2/12/2023	84.9	63.6	60.9	0.03%
Knits R Us, Inc. dba NYC Sports / Mingle	Textile Mills	Term Loan	Prime plus 2.75%	2/11/2038	125.0	118.0	122.4	0.06%
North Country Transport, LLC	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	2/6/2023	15.0	11.4	11.5	0.01%
MJD Investments, LLC dba The Community Day School	Social Assistance	Term Loan	Prime plus 2.75%	1/31/2038	258.3	243.0	248.1	0.12%
Sherill Universal City dba Golden Corral	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/28/2038	440.5	416.0	425.3	0.21%
Macho LLC (EPC) Madelaine Chocolate Novelties Inc(OC) dba The Madelai	Food Manufacturing	Term Loan	Prime plus 2.75%	12/31/2037	500.0	471.9	489.4	0.24%
WI130, LLC (EPC) & Lakeland Group, Inc (OC) dba Lakeland Electrical	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/31/2028	271.5	236.0	233.1	0.11%
Elegant Fireplace Mantels, Inc. dba Elegant Fireplace Mantels	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/31/2022	97.5	72.6	69.7	0.03%
John Duffy Fuel Co., Inc.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/28/2022	513.8	382.7	386.1	0.19%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Babie Bunnie Enterprises Inc dba Triangle Mothercare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/28/2027	46.3	35.4	34.3	0.02%
Polpo Realty LLC (EPC) & Polpo Restaurant LLC (OC) dba Polpo Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/27/2037	517.5	489.4	507.5	0.25%
Martin L Hopp, MD PHD A Medical Corp (OC) dba Tower ENT	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2022	66.3	49.1	47.9	0.02%
Ezzo Properties, LLC and Great Lakes Cleaning, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/20/2027	389.6	333.5	327.3	0.16%
Pioneer Window Holdings, Inc and Subsidiaries dba Pioneer Windows	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/20/2022	225.0	167.8	164.9	0.08%
The Amendments Group LLC dba Brightstar	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/17/2022	22.5	16.7	16.9	0.01%
G.M. Pop's, Inc. & S.D. Food, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/11/2022	127.1	94.7	91.8	0.05%
Aegis Creative Communications, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/30/2022	387.5	277.8	266.1	0.13%
Cheryle A Baptiste and Cheryle Baptiste DDS PLLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/30/2037	286.5	268.8	276.6	0.14%
Daniel Gordon and Erin Gordon and Silver Lining Stables CT, LLC	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	11/28/2037	223.8	209.8	217.2	0.11%
Richmond Hill Mini Market, LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/27/2037	185.3	173.7	178.5	0.09%
D&L Rescources, Inc. dba The UPS Store	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	11/27/2022	9.8	7.2	6.9	—%
DRV Enterprise, Inc. dba Cici's Pizza # 339	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/26/2022	65.0	46.8	47.2	0.02%
Pioneer Windows Manufacturing Corp, Pioneer Windows	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	11/21/2022	275.0	203.1	199.5	0.10%
U & A Food and Fuel, Inc. dba Express Gas & Food Mart	Gasoline Stations	Term Loan	Prime plus 2.75%	11/21/2037	96.3	90.2	93.5	0.05%
Clean Brothers Company Inc dba ServPro of North Washington County	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/21/2022	17.0	12.5	12.2	0.01%
R & J Petroleum LLC (EPC) Manar USA, Inc. (OC)	Gasoline Stations	Term Loan	Prime plus 2.75%	11/20/2037	180.0	168.7	173.9	0.09%
St Judes Physical Therapy P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/19/2022	21.0	15.5	15.6	0.01%
Hi-Def Imaging, Inc. dba SpeedPro Imaging	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/9/2022	22.2	16.4	15.9	0.01%
Reidville Hydraulics Mfg Inc dba Summit	Machinery Manufacturing	Term Loan	Prime plus 2.75%	11/2/2037	265.9	249.2	251.3	0.12%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Big Apple Entertainment Partners, LLC d/b/a Ripley's Believe It or Not	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/26/2022	180.0	134.4	128.7	0.06%
Chickamauga Properties, Inc. and MSW Enterprises, LLP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/19/2022	59.8	43.5	43.9	0.02%
LA Diner Inc dba Loukas L A Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/28/2037	677.5	636.1	663.5	0.33%
ATC Fitness LLC dba Around the Clock Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2022	180.0	133.6	134.6	0.07%
University Park Retreat, LLC dba Massage Heights	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/27/2022	76.0	54.8	55.5	0.03%
Forno Italiano Di Nonna Randazzo, LLC dba Nonna Randazzo's Bakery	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/26/2037	183.8	172.9	179.3	0.09%
LaSalle Market and Deli EOK Inc and Rugen Realty LLC dba LaSalle Mark	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/21/2037	252.3	235.5	244.1	0.12%
O'Rourkes Diner LLC dba O'Rourke's Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/19/2037	65.5	61.1	63.3	0.03%
Vision Network Solutions, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/12/2022	19.5	14.1	14.0	0.01%
Michael J. Speeney & Joyce Speeney and R2 Tape, Inc.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/31/2037	367.5	342.4	357.2	0.18%
AJK Enterprise LLC dba AJK Enterprise LLC	Truck Transportation	Term Loan	Prime plus 2.75%	8/27/2022	16.5	11.8	11.9	0.01%
New Image Building Services, Inc. dba New Image Repair Services	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/23/2037	285.7	266.2	274.6	0.13%
Suncoast Aluminum Furniture, Inc	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	8/17/2037	360.0	335.6	350.0	0.17%
Matchless Transportation LLC dba First Class Limo	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	8/3/2022	185.0	134.2	134.8	0.07%
Hofgard & Co., Inc. dba HofgardBenefits	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/27/2022	107.3	75.7	76.3	0.04%
Georgia Safe Sidewalks LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/27/2022	15.0	10.4	10.5	0.01%
Scoville Plumbing & Heating Inc and Thomas P. Scoville	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/25/2022	50.0	37.1	37.6	0.02%
Havana Central (NY) 5, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/29/2022	1,166.8	851.1	858.6	0.42%
Central Tire, Inc. dba Cooper Tire & Auto Services	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/29/2037	288.5	267.5	277.3	0.14%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
WPI, LLC	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	6/29/2024	129.5	99.0	99.7	0.05%
Jenkins-Pavia Corporation dba Victory Lane Quick Oil Change	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/27/2037	69.8	64.8	67.3	0.03%
KIND-ER-ZZ Inc dba Kidville	Educational Services	Term Loan	Prime plus 2.75%	6/15/2022	50.0	34.6	34.4	0.02%
Graphish Studio, Inc. and Scott Fishoff	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/14/2022	20.3	14.2	14.1	0.01%
Spectrumit, Inc, (OC) dba LANformation	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/31/2030	154.9	134.3	137.7	0.07%
5091 LLC and TR/AL LLC d/b/a Cafe Africana	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/31/2037	121.3	112.6	117.0	0.06%
ALF, LLC (EPC) Mulit-Service Eagle Tires (OC)	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	5/31/2037	62.9	58.3	60.5	0.03%
Craig R Freehauf d/b/a Lincoln Theatre	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	5/31/2022	47.9	24.5	24.8	0.01%
Lefont Theaters, Inc.	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	5/30/2022	137.0	94.8	95.1	0.05%
Christou Real Estate Holdings LLC dba Tops American Grill	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/17/2037	284.0	262.6	273.4	0.13%
Tracey Vita-Morris dba Tracey Vita's School of Dance	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	5/10/2022	22.5	15.6	15.4	0.01%
Bisson Transportation, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	5/7/2037	588.1	554.9	573.8	0.28%
Bisson Moving & Storage Company Bisson Transportation Inc	Truck Transportation	Term Loan	Prime plus 2.75%	5/7/2022	528.8	383.0	386.0	0.19%
Fair Deal Food Mart Inc dba Neighbors Market	Gasoline Stations	Term Loan	Prime plus 2.75%	5/3/2037	381.3	352.8	367.9	0.18%
Tanner Optical, Inc. dba Murphy Eye Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/27/2022	8.3	5.6	5.7	—%
Gator Communications Group LLC dba Harvard Printing Group	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	4/25/2022	228.8	158.9	158.9	0.08%
Zane Filippone Co Inc dba Culligan Water Conditioning	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/12/2022	558.2	384.1	386.3	0.19%
Indoor Playgrounds Limited Liability Company dba Kidville	Educational Services	Term Loan	Prime plus 2.75%	4/5/2022	19.5	11.1	11.2	0.01%
Gator Communications Group LLC dba Harvard Printing Group	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/30/2022	466.3	319.4	319.2	0.16%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Brandywine Picnic Park, Inc. and B.Ross Capps & Linda Capps	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/30/2031	231.5	203.5	209.9	0.10%
Access Staffing, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/30/2022	187.5	126.8	125.8	0.06%
Willow Springs Golf Course, Inc. & JC Lindsey Family Limited Partners	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/29/2037	755.4	704.2	733.9	0.36%
Manuel P. Barrera and Accura Electrical Contractor, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/23/2028	103.7	86.5	87.5	0.04%
Shweiki Media, Inc. dba Study Breaks Magazine	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/22/2027	1,178.8	962.2	975.5	0.48%
BCD Holdings, LLC and H-MA, LLC d/b/a/ Hawaii Mainland Administrators	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	3/2/2022	451.3	295.1	293.3	0.14%
ATC Fitness, LLC d/b/a Around the Clock Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2022	10.2	6.8	6.8	—%
ATI Jet, Inc.	Air Transportation	Term Loan	Prime plus 2.75%	12/28/2026	852.8	674.1	684.8	0.34%
J. Kinderman & Sons, Inc. dba Brite Star Manufacturing Company	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/22/2036	495.0	458.3	477.5	0.23%
K's Salon, LLC d/b/a K's Salon	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/20/2021	73.6	48.1	47.7	0.02%
15 Frederick Place LLC & Pioneer Windows Holdings Inc & Subs	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/16/2021	250.0	162.3	162.7	0.08%
M & H Pinestraw, Inc. and Harris L. Maloy	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/15/2021	238.3	155.6	155.7	0.08%
Taylor Transport, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	12/8/2021	515.5	291.9	294.6	0.14%
City Sign Service, Incorporated	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	11/30/2025	165.8	130.0	132.3	0.06%
Scent-Sation, Inc. d/b/a Scent-Sation, Inc.	Textile Product Mills	Term Loan	Prime plus 2.75%	11/21/2021	337.5	250.7	253.6	0.12%
Thomas P. Scoville dba Scoville Plumbing & Heating, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/16/2021	62.5	40.2	40.6	0.02%
MRM Supermarkets, Inc. dba Constantin's Breads	Food Manufacturing	Term Loan	Prime plus 2.75%	11/10/2021	137.5	88.7	89.2	0.04%
K9 Bytes, Inc & Epazz, Inc dba K9 Bytes, Inc	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	10/26/2021	58.8	37.9	37.7	0.02%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
28 Cornelia Street Properties, LLC and Zouk, Ltd.dba Palma	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/25/2021	22.5	14.3	14.5	0.01%
C & G Engines Corp.	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	9/30/2021	1,041.5	650.9	654.7	0.32%
Robert E. Caves, Sr. and American Plank dba Caves Enterprises	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/30/2021	302.5	187.6	190.0	0.09%
PTK, Incorporated dba Night N Day 24 HR Convenience Store	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/30/2036	137.5	125.2	130.7	0.06%
39581 Garfield, LLC and Tri County Neurological Associates, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2036	83.3	75.8	78.9	0.04%
39581 Garfield, LLC and Tricounty Neurological Associates, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2036	28.5	25.8	26.8	0.01%
Big Apple Entertainment Partners, LLC dba Ripley's Believe it or Not	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2021	1,070.0	667.5	668.3	0.33%
Polymer Sciences, Inc. dba Polymer Sciences, Inc.	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/28/2036	422.6	383.6	400.6	0.20%
Equity National Capital LLC & Chadbourne Road Capital, LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	9/26/2021	62.5	39.3	39.5	0.02%
Bryan Bantry Inc.	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/8/2021	400.0	167.7	167.9	0.08%
SBR Technologies d/b/a Color Graphics	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/31/2021	806.2	492.9	498.7	0.24%
Gator Communications Group LLC dba Harvard Printing Group	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	8/31/2021	575.0	348.2	351.3	0.17%
Michael S. Decker & Janet Decker dba The Hen House Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/30/2036	16.4	15.0	15.6	0.01%
Trademark Equipment Company Inc and David A. Daniel	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	8/19/2036	133.6	121.4	126.5	0.06%
Qycell Corporation	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	8/19/2021	187.5	110.0	110.6	0.05%
A & A Auto Care, LLC d/b/a A & A Auto Care, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/12/2036	101.0	91.8	95.9	0.05%
Valiev Ballet Academy, Inc	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	8/12/2036	91.5	38.5	40.2	0.02%
LaHoBa, LLC d/b/a Papa John's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/3/2036	77.5	69.9	73.0	0.04%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Kelly Chon LLC dba Shi-Golf	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	7/29/2021	17.5	7.8	7.9	—%
MTV Bowl, Inc. dba Legend Lanes	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/30/2036	248.5	225.0	234.0	0.11%
Lisle Lincoln II Limited Partnership dba Lisle Lanes LP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/29/2036	338.1	318.1	331.6	0.16%
Lavertue Properties LLP dba Lavertue Properties	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/29/2036	44.8	40.6	42.4	0.02%
Pierce Developments, Inc. dba Southside Granite	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/13/2036	256.1	231.8	240.8	0.12%
Major Queens Body & Fender Corp	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/10/2021	28.6	17.4	17.6	0.01%
J&K Fitness, LLC dba Physiques Womens Fitness Center	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/8/2036	449.3	410.0	427.4	0.21%
Peanut Butter & Co., Inc. d/b/a Peanut Butter & Co.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/3/2021	65.5	38.4	38.5	0.02%
Demand Printing Solutions, Inc. and MLM Enterprises, LLC d/b/a Demand	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/27/2021	16.5	9.9	9.9	—%
Modern on the Mile, LLC dba Ligne Roset	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	5/25/2021	212.5	126.0	126.2	0.06%
Music Mountain Water Company, LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	4/25/2036	138.1	123.8	129.3	0.06%
Profile Performance, Inc. and Eidak Real Estate, L.L.C.	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/20/2036	127.5	114.9	120.0	0.06%
Northwind Outdoor Recreation, Inc. dba Red Rock Wilderness Store	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/18/2036	129.5	117.9	123.1	0.06%
Michael S. Korfe dba North Valley Auto Repair	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/24/2036	15.5	13.9	14.5	0.01%
Actknowledge,Inc dba Actknowledge	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/21/2021	57.3	33.3	33.7	0.02%
Food & Beverage Associates Of N.J. Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/11/2021	10.0	5.2	5.2	—%
Key Products I&II, Inc. dba Dunkin' Donuts/Baskin-Robbins	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/10/2021	153.0	88.9	89.2	0.04%
Stephen Frank, Patricia Frank and Suds Express LLC dba Frank Chiropra	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/25/2023	63.0	39.8	40.5	0.02%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SuzyQue’s LLC dba Suzy Que’s	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/11/2036	61.0	54.9	57.3	0.03%
Little People’s Village, LLC dba Little People’s Village	Social Assistance	Term Loan	Prime plus 2.75%	1/31/2036	31.1	27.9	29.1	0.01%
Seagate Group Holdings, Inc. dba Seagate Logistics, Inc.	Support Activities for Transportation	Term Loan	Prime plus 2.75%	1/28/2036	113.4	101.4	105.8	0.05%
Metro Used Cars Inc. dba Metro Auto Center	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	1/14/2027	117.6	91.1	93.3	0.05%
Patrageous Enterprises, LLC dba Incredibly Edible Delites of Laurel	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/29/2020	7.6	3.7	3.7	—%
Chickamauga Properties,Inc., MSW Enterprises, LLP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/22/2035	189.5	169.4	176.7	0.09%
Chickamauga Properties, Inc., MSW Enterprises, LLP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/22/2035	74.3	66.7	69.5	0.03%
Shree OM Lodging, LLC dba Royal Inn	Accommodation	Term Loan	Prime plus 2.75%	12/17/2035	27.7	24.7	25.8	0.01%
Lodin Medical Imaging, LLC dba Watson Imaging Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/1/2020	66.4	35.7	36.1	0.02%
Robert F. Schuler and Lori A. Schuler dba Bob’s Service Center	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/30/2035	34.0	30.3	31.6	0.02%
Any Garment Cleaner-East Brunswick, Inc dba Any Garment Cleaner	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/18/2020	42.5	19.3	19.5	0.01%
West Cobb Enterprises, Inc and Advanced Eye Associates, L.L.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/12/2035	148.7	132.6	137.8	0.07%
Lincoln Park Physical Therapy	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/20/2020	43.5	23.3	23.5	0.01%
Jade Automotive d/b/a Sears Hometown Store	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	10/6/2035	146.6	130.9	136.6	0.07%
Wise Forklift Inc	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/1/2020	296.9	155.4	157.2	0.08%
Elan Realty, LLC and Albert Basse Asociates, Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	9/30/2035	228.2	202.3	211.3	0.10%
K9 Bytes, Inc & Epazz, Inc	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	9/30/2020	18.5	9.9	9.9	—%
Success Express,Inc. dba Success Express	Couriers and Messengers	Term Loan	Prime plus 2.75%	9/29/2020	91.8	48.2	48.5	0.02%
Modern Manhattan, LLC	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	9/20/2020	204.0	108.3	108.9	0.05%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Dirk's Trucking, L.L.C. dba Dirk's Trucking	Truck Transportation	Term Loan	Prime plus 2.75%	9/17/2020	17.7	9.2	9.3	—%
Newsome Trucking Inc and Kevin Newsome	Truck Transportation	Term Loan	Prime plus 2.75%	9/2/2035	423.1	212.7	221.7	0.11%
California College of Communications, Inc.	Educational Services	Term Loan	Prime plus 2.75%	11/2/2020	172.5	92.9	93.5	0.05%
Rudy & Louise Chavez dba Clyde's Auto and Furniture Upholstery	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/2/2035	50.1	44.4	46.3	0.02%
DDLK Investments LLC d/b/a Smoothie King	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/30/2020	7.5	3.2	3.3	—%
Kino Oil of Texas, LLC dba Kino Oil	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/27/2020	60.0	31.1	31.4	0.02%
Kino Oil of Texas LLC dba Kino Company and B&D Oil	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/27/2035	12.0	10.5	10.9	0.01%
Planet Verte,LLC d/b/a Audio Unlimited	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/20/2020	40.0	21.0	21.1	0.01%
Members Only Software	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/30/2020	40.3	20.7	20.9	0.01%
New Life Holdings, LLC and Certified Collision Services, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/29/2035	76.2	66.7	69.6	0.03%
ActKnowledge,Inc dba ActKnowledge	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/30/2020	50.0	25.3	25.5	0.01%
I-90 RV & Auto Supercenter	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/29/2035	74.9	66.0	68.9	0.03%
WeaverVentures, Inc dba The UPS Store	Postal Service	Term Loan	Prime plus 2.75%	7/28/2020	23.8	12.2	12.3	0.01%
Zouk, Ltd. dba Palma	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/25/2020	27.5	14.3	14.4	0.01%
CJ Park Inc. dba Kidville Midtown West	Educational Services	Term Loan	Prime plus 2.75%	6/25/2020	26.4	10.6	10.6	0.01%
H.H. Leonards Trust and Potomac Fund LLC and The 2020 O Street Corporation	Accommodation	Term Loan	Prime plus 2.75%	7/23/2020	62.0	19.3	19.6	0.01%
Tanner Optical Inc. dba Murphy Eye Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/22/2035	94.6	83.2	86.5	0.04%
M & H Pine Straw, Inc.and Harris Maloy	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	7/10/2020	67.5	34.5	34.8	0.02%
Excel RP, Inc./Kevin and Joann Foley	Machinery Manufacturing	Term Loan	Prime plus 2.75%	7/8/2028	50.0	39.5	40.6	0.02%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
ValleyStar, Inc. dba BrightStar Healthcare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2020	7.5	3.8	3.8	—%
ValleyStar, Inc. dba BrightStar HealthCare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2020	0.6	3.0	3.1	—%
Atlanta Vascular Research Organization, Inc dba Atlanta Vascular Foundation	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/6/2020	24.3	12.6	12.8	0.01%
Diag, LLC dba Kidville	Educational Services	Term Loan	Prime plus 2.75%	6/21/2020	37.5	18.5	18.6	0.01%
M & H Pine Straw, Inc and Harris L. Maloy	Support Activities for Agriculture and Forestry	Term Loan	6%	4/30/2020	183.3	71.1	71.8	0.04%
New Economic Methods LLC dba Rita's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2020	24.8	0.9	0.9	—%
Cocoa Beach Parasail Corp. dba Cocoa Beach Parasail	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/26/2020	6.3	3.0	3.0	—%
JRJG, Inc. dba BrightStar HealthCare-Naperville/Oak Brook	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/23/2020	15.0	7.3	7.3	—%
Caring Hands Pediatrics,P.C. dba Caring Hands Pediatrics	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/9/2020	14.5	7.0	7.1	—%
Vortex Automotive LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/5/2035	76.6	67.1	69.9	0.03%
ATC Fitness LLC dba Around the Clock Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2019	15.0	5.9	5.9	—%
Lahoba,LLC dba Papa John's Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/30/2034	42.5	37.1	38.6	0.02%
Music Mountain Water Company,LLC dba Music Mountain Water Co.	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	12/29/2019	185.4	84.0	84.8	0.04%
Animal Intrusion Prevention Systems Holding Company, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/29/2024	126.5	83.7	85.1	0.04%
CMA Consulting dba Construction Management Associates	Construction of Buildings	Term Loan	Prime plus 2.75%	12/11/2019	58.5	27.1	27.2	0.01%
David A. Nusblatt, D.M.D, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/11/2019	9.0	4.0	4.1	—%
KMC RE, LLC & B&B Kennels	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/19/2034	58.3	50.6	52.7	0.03%
Demand Printing Solutions, Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	12/12/2019	10.0	4.4	4.5	—%
Planet Verte, LLC dba Audio Unlimited of Oceanside	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/28/2019	57.0	25.0	25.1	0.01%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Demand Printing Solutions, Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	10/29/2034	147.5	127.7	133.3	0.07%
Supreme Screw Products	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	4/17/2019	308.2	113.4	114.4	0.06%
Gray Tree Service, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/18/2018	50.0	16.3	16.4	0.01%
Envy Salon & Spa LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/4/2018	20.3	6.6	6.7	—%
Gourmet to You, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2019	12.1	4.1	4.2	—%
Grapevine Professional Services, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/22/2019	8.2	2.7	2.7	—%
Inflate World Corporation	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/30/2018	7.5	1.8	1.8	—%
Peter Thomas Roth Labs LL	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/26/2018	425.0	130.3	131.2	0.06%
Dream Envy, Ltd. d/b/a Massage Envy	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/9/2018	88.0	28.0	28.2	0.01%
K & D Family and Associates, Inc. dba Philly Pretzel Factory	Food and Beverage Stores	Term Loan	Prime plus 2.75%	8/5/2018	81.3	24.0	24.1	0.01%
Seven Stars Enterprises, Inc. dba Atlanta Bread Company	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2018	86.3	24.0	24.1	0.01%
CBA D&A Pope, LLC dba Christian Brothers Automotive	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/14/2018	144.9	41.5	41.7	0.02%
Gilbert Chiropractic Clinic, Inc.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/7/2018	22.5	6.3	6.3	—%
D & D's Divine Beauty School of Esther, LLC	Educational Services	Term Loan	6%	8/1/2031	57.7	53.0	55.0	0.03%
Daniel S. Fitzpatrick dba Danny's Mobile Appearance Reconditioning Service	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/29/2018	9.4	2.4	2.4	—%
Burks & Sons Development LLC dba Tropical Smoothie Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/22/2018	49.8	12.5	12.5	0.01%
Bliss Coffee and Wine Bar, LLC	Food Services and Drinking Places	Term Loan	6%	3/19/2018	87.5	70.9	71.3	0.03%
Zog Inc.	Other Information Services	Term Loan	6%	3/17/2018	97.5	71.3	71.7	0.04%
Saan M.Saelee dba Saelee's Delivery Service	Truck Transportation	Term Loan	Prime plus 2.75%	3/12/2018	9.8	2.4	2.4	—%
A & A Acquisition, Inc. dba A & A International	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	2/15/2018	100.0	22.9	23.0	0.01%
Enewhere Custom Canvas, LLC	Textile Product Mills	Term Loan	Prime plus 2.75%	2/15/2018	12.0	3.2	3.2	—%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
All American Printing	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	10/26/2032	69.8	38.3	39.8	0.02%
Seo's Paradise Cleaners, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/19/2018	9.8	1.6	1.6	—%
Margab, Inc. dba Smoothie King	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/28/2017	44.0	9.7	9.8	—%
RCB Enterprises, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/18/2017	21.2	5.8	5.8	—%
Timothy S. Strange dba Strange's Mobile Apperance Reconditioning Service	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/17/2017	8.4	1.4	1.5	—%
Parties By Pat, Inc. and Jose M. Martinez Jr.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/11/2017	93.1	20.2	20.3	0.01%
Tammy's Bakery, Inc. dba Tammy's Bakery	Food Manufacturing	Term Loan	Prime plus 2.75%	12/10/2017	71.8	16.4	16.5	0.01%
Maria C. Sathre and David N. Sathre dba Black Forest Liquor Store	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/28/2017	18.6	3.9	3.9	—%
MJ Mortgage & Tax Services, Inc.	Credit Intermediation and Related Activities	Term Loan	Prime plus 2.75%	11/14/2017	6.9	1.3	1.3	—%
Kings Laundry,LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/30/2017	64.5	13.3	13.3	0.01%
Quality Engraving Services Inc. and Ian M. Schnaitman	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	10/17/2017	15.0	2.8	2.9	—%
Flourishing Fruits, LLC dba Edible Arrangements	Food Manufacturing	Term Loan	Prime plus 2.75%	12/29/2017	21.1	2.0	2.0	—%
Louis B. Smith dba LAQ Funeral Coach	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/15/2017	12.6	2.4	2.4	—%
Flint Batteries LLC dba Batteries Plus of Flint	General Merchandise Stores	Term Loan	Prime plus 2.75%	8/29/2017	9.0	1.3	1.3	—%
1911 East Main Street Holdings, Corp	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2032	15.8	12.7	13.2	0.01%
Metano IBC Services, Inc. and Stone Brook Leasing, LLC	Rental and Leasing Services	Term Loan	Prime plus 2.75%	8/17/2017	315.0	49.3	49.5	0.02%
Mala Iyer, MD dba Child and Family Wellness Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/11/2017	50.0	9.5	9.5	—%
South Dade Restoration Corp. dba Servpro of Kendall/Pinecrest	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/10/2016	61.8	2.4	2.4	—%
Twietmeyer Dentistry PA	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/30/2017	148.9	24.3	24.4	0.01%
Water Works Laundromat, LLC	Personal and Laundry Services	Term Loan	Prime plus 2.25%	9/7/2027	267.3	189.4	189.9	0.09%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
L.C.N. Investments, L.L.C. dba Max Muscle Sports Nutrition	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	5/27/2017	12.8	1.9	1.9	—%
Dave Kris, and MDK Ram Corp.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/5/2026	221.0	34.4	35.3	0.02%
Saul A. Ramirez and Norma L. Trujillo	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/31/2017	6.0	0.7	0.7	—%
No Thirst Software LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/26/2017	6.8	0.7	0.8	—%
Zeroln Media LLC,	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	4/25/2017	7.5	1.1	1.1	—%
CCIPTA, LLC	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	1/17/2017	47.0	1.2	1.2	—%
Gill Express Inc. dba American Eagle Truck Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	1/5/2027	286.9	197.2	202.7	0.10%
Kyoshi Enterprises, LLC	Educational Services	Term Loan	Prime plus 2.75%	12/29/2016	22.5	2.4	2.4	—%
Spain Street LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/29/2017	63.0	2.3	2.3	—%
Nora A. Palma and Julio O Villcas	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/27/2017	56.3	1.0	1.0	—%
Jojan, Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.25%	12/18/2031	204.8	39.0	39.1	0.02%
Contractors Pumping Service, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/3/2016	9.9	0.3	0.3	—%
Smooth Grounds, Inc.	Food Services and Drinking Places	Term Loan	7.75%	10/11/2016	64.5	32.6	32.7	0.02%
Nelson Financial Services, LLC	Scenic and Sightseeing Transportation	Term Loan	Prime plus 2.75%	9/2/2016	57.0	0.9	0.9	—%
Flint Batteries, LLC	General Merchandise Stores	Term Loan	Prime plus 2.75%	7/21/2016	46.9	1.0	1.0	—%
Tesserah Tile Design, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2016	7.1	0.2	0.2	—%
It's A Buffalo	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/26/2016	219.8	2.8	2.8	—%
Pro Levin Yoga, Incorporated	Educational Services	Term Loan	Prime plus 2.75%	5/12/2016	16.4	0.4	0.4	—%
Fran-Car Corporation dba Horizon Landscape Management	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/3/2028	407.8	167.9	173.0	0.08%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Head To Toe Personalized Pampering, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/27/2031	52.0	9.3	9.5	—%
Maxwell Place, LLC	Nursing and Residential Care Facilities	Term Loan	6%	12/31/2018	1,076.8	786.3	792.6	0.39%
Christopher F. Bohon & Pamela D. Bohon	Social Assistance	Term Loan	Prime plus 2.75%	10/28/2026	14.2	3.4	3.5	—%
Shree Om Lodging, LLC dba Royal Inn	Accommodation	Term Loan	Prime plus 2.75%	5/2/2030	333.3	65.2	67.5	0.03%
Pedzik's Pets, LLC	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	3/31/2030	53.5	9.3	9.6	—%
Nancy Carapelluci & A & M Seasonal Corner Inc.	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/1/2025	106.9	15.7	16.1	0.01%
Moonlight Multi Media Production, Inc.	Other Information Services	Term Loan	5.3%	2/1/2025	19.7	3.8	3.8	—%
McCallister Venture Group, LLC and Maw's Vittles, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/30/2029	75.0	12.0	12.4	0.01%
Computer Renaissance dba Dante IT Services, Inc.	Electronics and Appliance Stores	Term Loan	Prime plus 3.75%	3/1/2018	100.0	2.4	2.5	—%
Chong Hun Im dba Kim's Market	Food and Beverage Stores	Term Loan	Prime plus 2.5%	2/27/2024	80.0	10.2	10.3	0.01%
West Experience,Inc/West Mountain Equipment Rental,Inc/Ski West Lodge	Amusement, Gambling, and Recreation Industries	Term Loan	6%	6/5/2026	1,333.0	885.1	908.5	0.45%
Center-Mark Car Wash, Ltd	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/18/2024	221.3	30.0	30.7	0.02%
Shuttle Car Wash, Inc. dba Shuttle Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.25%	11/10/2028	109.8	17.9	18.0	0.01%
Min Hui Lin	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/30/2028	134.3	18.2	18.8	0.01%
Delta Partners, LLC dba Delta Carwash	Repair and Maintenance	Term Loan	Prime plus 2.5%	4/5/2029	280.9	44.3	45.1	0.02%
Oz B. Zamir dba Zamir Marble & Granite	Specialty Trade Contractors	Term Loan	Prime plus 2.5%	8/6/2028	54.0	8.6	8.8	—%
B & J Manufacturing Corporation and Benson Realty Trust	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2%	3/30/2021	250.0	21.7	21.5	0.01%
RAB Services, Inc. & Professional Floor Installations	Specialty Trade Contractors	Term Loan	Prime plus 2.5%	1/31/2023	62.5	7.7	7.8	—%
Taste of Inverness, Inc. dba China Garden	Food Services and Drinking Places	Term Loan	Prime plus 2%	6/29/2025	73.8	9.4	9.3	—%
Ralph Werner dba Werner Transmissions	Gasoline Stations	Term Loan	Prime plus 2.75%	12/29/2021	26.6	2.6	2.6	—%
M. Krishna, Inc. dba Super 8 Motel	Accommodation	Term Loan	Prime plus 2%	3/20/2025	250.0	10.1	10.0	—%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
OrthoQuest, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2%	3/12/2022	56.8	4.9	4.9	—%
CPN Motel, L.L.C. dba American Motor Lodge	Accommodation	Term Loan	Prime plus 2.25%	4/30/2024	379.0	33.2	33.3	0.02%
Track Side Collision & Tire, Inc.	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/16/2025	44.8	5.2	5.3	—%
Duttakrupa, LLC dba Birmingham Motor Court	Accommodation	Term Loan	Prime plus 2.25%	9/8/2023	98.8	13.3	13.3	0.01%
Deesha Corporation, Inc. dba Best Inn & Suites	Accommodation	Term Loan	Prime plus 2.25%	2/14/2025	250.0	29.4	28.8	0.01%
Maruti, Inc	Accommodation	Term Loan	Prime plus 2.25%	11/25/2024	220.0	27.3	27.3	0.01%
Willington Hills Equestrian Center LLC	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	10/19/2022	85.0	13.1	13.4	0.01%
LABH, Inc. t/a Ramada Ltd.	Accommodation	Term Loan	Prime plus 2.25%	9/27/2024	555.0	43.9	44.0	0.02%
Randall D. & Patricia D. Casaburi dba Pat's Pizzazz	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	3/13/2023	68.8	7.7	7.8	—%
Gain Laxmi, Inc. dba Super 8 Motel	Accommodation	Term Loan	Prime plus 2.25%	5/31/2023	202.5	21.9	21.9	0.01%
Naseeb Corporation	Accommodation	Term Loan	Prime plus 2.25%	3/31/2024	402.5	32.3	32.3	0.02%
Stillwell Ave Prep School	Social Assistance	Term Loan	Prime plus 2.75%	1/14/2023	72.0	7.0	6.9	—%
Karis, Inc.	Accommodation	Term Loan	Prime plus 2%	12/22/2023	148.8	14.6	14.5	0.01%
Five Corners, Ltd.	Gasoline Stations	Term Loan	Prime plus 2.75%	12/11/2019	85.0	5.8	5.8	—%
Alyssa Corp dba Knights Inn	Accommodation	Term Loan	Prime plus 2.25%	9/30/2023	350.0	43.7	43.7	0.02%
Bhailal Patel dba New Falls Motel	Accommodation	Term Loan	Prime plus 2.75%	3/27/2023	100.0	4.3	4.4	—%
Pegasus Automotive, Inc.	Gasoline Stations	Term Loan	Prime plus 2.75%	12/23/2022	112.5	12.1	12.3	0.01%
Delyannis Iron Works	Fabricated Metal Product Manufacturing	Term Loan	6%	12/8/2022	16.0	1.3	1.3	—%
P. Agrino, Inc. dba Andover Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/18/2021	150.0	11.3	11.5	0.01%
Golden Elevator Co., Inc.	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	1/31/2022	50.0	1.4	1.4	—%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
RJS Service Corporation	Gasoline Stations	Term Loan	Prime plus 2.75%	8/20/2021	79.0	7.0	7.1	—%
Chez Rurene Bakery	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/20/2017	150.0	25.1	25.1	0.01%
Total Performing SBA Unguaranteed Investments					$190,398.2	$164,417.6	$160,069.9	78.56%

Non-Performing SBA Unguaranteed Investments (3)
*214 North Franklin, LLC and Winter Ventures, Inc.	Nonstore Retailers	Term Loan	6%	11/29/2037	133.4	133.5	92.9	0.05%
*A + Quality Home Health Care, Inc.	Ambulatory Health Care Services	Term Loan	6%	8/1/2016	1.3	1.3	1.2	—%
Almeria Marketing 1, Inc.	Personal and Laundry Services	Term Loan	7.75%	10/15/2015	4.6	4.6	4.4	—%
*AUM Estates, LLC and Sculpted Figures Plastic Surgery Inc.	Ambulatory Health Care Services	Term Loan	6%	3/14/2038	305.3	305.7	110.2	0.05%
Auto Sales, Inc.	Motor Vehicle and Parts Dealers	Term Loan	6%	8/17/2023	3.9	3.9	3.4	—%
*AWA Fabrication & Construction, L.L.C.	Fabricated Metal Product Manufacturing	Term Loan	6%	4/30/2025	34.7	34.8	17.6	0.01%
*B&B Fitness and Barbell, Inc. dba Elevations Health Club	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/22/2035	217.8	218.1	205.0	0.10%
*Baker Sales, Inc. d/b/a Baker Sales, Inc.	Nonstore Retailers	Term Loan	6%	3/29/2036	181.5	182.0	115.6	0.06%
*Barnum Printing & Publishing, Co.	Printing and Related Support Activities	Term Loan	6%	7/29/2015	7.3	7.3	6.6	—%
*BCD Enterprises, LLC dba Progressive Tool and Nutmeg Tool	Fabricated Metal Product Manufacturing	Term Loan	6%	6/22/2026	290.3	290.9	20.0	0.01%
Bwms Management, LLC	Food Services and Drinking Places	Term Loan	6%	7/7/2027	73.4	73.6	63.8	0.03%
Capstone Pediatrics PLLC and Capstone Healthcare Consulting LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/15/2025	660.4	662.1	658.9	0.32%
*Custom Software, Inc. a Colorado Corporation dba M-33 Access	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/17/2021	288.5	289.2	271.8	0.13%
*Custom Software, Inc. a Colorado Corporation dba M-33 Access	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	4/30/2022	94.1	94.3	88.6	0.04%
*Danjam Enterprises, LLC dba Ariel Dental Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/31/2035	180.5	180.7	169.8	0.08%
*Danjam Enterprises, LLC dba Ariel Dental Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/29/2023	64.7	64.8	12.4	0.01%
*Danjam Enterprises, LLC dba Ariel Dental Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/30/2021	2.3	2.3	—	—%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
DC Realty, LLC dba FOGO Data Centers	Professional, Scientific, and Technical Services	Term Loan	6%	3/23/2037	687.4	689.1	568.4	0.28%
DC Realty, LLC dba FOGO Data Centers	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/23/2022	196.4	196.8	175.6	0.09%
*Dill Street Bar and Grill Inc and WO Entertainment, Inc	Food Services and Drinking Places	Term Loan	6%	9/27/2027	104.4	104.6	22.4	0.01%
Dixie Transport, Inc. & Johnny D. Brown & Jimmy Brown & Maudain Brown	Support Activities for Transportation	Term Loan	5.25%	12/28/2035	140.0	140.2	81.4	0.04%
*DocMagnet Inc	Professional, Scientific, and Technical Services	Term Loan	6%	1/23/2025	13.9	13.9	4.7	—%
*Dr. Francis E. Anders, DVM	Professional, Scientific, and Technical Services	Term Loan	6%	8/9/2015	1.6	1.6	1.5	—%
E.W. Ventures, Inc. dba Swift Cleaners & Laundry	Personal and Laundry Services	Term Loan	0%	4/18/2017	90.6	90.9	7.9	—%
*Elite Treats Enterprises, Inc. dba Rochelle Dairy Queen	Food Services and Drinking Places	Term Loan	6%	1/24/2032	49.0	49.0	7.1	—%
*Europlast Ltd	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/26/2022	324.6	325.4	50.3	0.02%
*Europlast Ltd	Plastics and Rubber Products Manufacturing	Term Loan	6%	5/31/2023	155.2	155.6	—	—%
Event Mecca LLC	Other Information Services	Term Loan	6%	4/10/2023	12.9	12.9	8.9	—%
*EZ Towing, Inc.	Support Activities for Transportation	Term Loan	6%	1/31/2023	123.2	123.5	74.7	0.04%
Goetzke Chiropractic, Inc.	Ambulatory Health Care Services	Term Loan	6%	10/25/2017	2.9	2.9	2.6	—%
Gotta Dance Studio, Inc. dba Gotta Dance Studio Academy of Performing	Educational Services	Term Loan	Prime plus 2.75%	11/16/2016	3.7	3.7	3.6	—%
*Grand Manor Realty, Inc. & Kevin LaRoe	Real Estate	Term Loan	6%	2/20/2023	18.9	19.0	18.2	0.01%
Groundworks Unlimited LLC	Specialty Trade Contractors	Term Loan	6%	12/17/2023	84.0	84.1	74.4	0.04%
Guzman Group,LLC	Rental and Leasing Services	Term Loan	6%	1/30/2016	194.7	195.2	190.4	0.09%
*Hamer Road Auto Salvage, LLC and Scott T. Cook and Nikki J. Cook	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	8/8/2039	185.7	186.2	178.6	0.09%
*Harrelson Materials Management,Inc	Waste Management and Remediation Services	Term Loan	6%	6/24/2021	464.5	465.7	36.4	0.02%
*Home Again Restaurant LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2040	58.7	58.8	56.4	0.03%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
*Hybrid Racing LLC.	Transportation Equipment Manufacturing	Term Loan	6%	5/15/2023	73.4	73.6	5.5	—%
*Integrity Sports Group, LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	6%	3/6/2018	14.7	14.7	13.0	0.01%
Island Nautical Enterprises, Inc. (OC) and Ingwall Holdings, LLC (EPC)	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	8/14/2038	315.1	315.8	257.2	0.13%
*J Olson Enterprises LLC and Olson Trucking Direct, Inc.	Truck Transportation	Term Loan	6%	6/28/2025	649.9	651.5	267.3	0.13%
*Jenny's Wunderland, Inc.	Social Assistance	Term Loan	6%	6/29/2036	149.7	150.1	76.4	0.04%
*Karykion, Corporation dba Karykion Corporation	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/28/2022	144.4	144.8	136.1	0.07%
*Krishna of Orangeburg, Inc.	Accommodation	Term Loan	6%	2/20/2032	10.3	10.3	5.7	—%
*Las Torres Development LLC dba Houston Event Centers	Real Estate	Term Loan	6%	8/27/2028	51.0	51.0	8.1	—%
*Lucil Chhor dba Baja Fresh #159	Food Services and Drinking Places	Term Loan	6%	12/28/2022	30.0	30.0	15.6	0.01%
*Milliken and Milliken, Inc. dba Milliken Wholesale Distribution	Merchant Wholesalers, Durable Goods	Term Loan	6%	6/10/2036	152.8	152.9	115.8	0.06%
*Mojo Brands Media, LLC	Broadcasting (except Internet)	Term Loan	6%	8/28/2023	731.9	733.7	366.8	0.18%
*Morris Glass and Construction	Specialty Trade Contractors	Term Loan	6%	3/7/2021	44.8	44.8	3.0	—%
*New Paltz Dental Care, PLLC dba Ariel Dental Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/19/2025	97.3	97.5	—	—%
*Opes Campitor Corporation dba Frux Documents	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/20/2025	15.9	15.9	14.9	0.01%
*Our Two Daughters L.L.C. dba Washington's Restaurant	Food Services and Drinking Places	Term Loan	6%	6/18/2026	169.8	170.3	22.8	0.01%
*E & I Holdings, LP & PA Farm Products, LLC	Food Manufacturing	Term Loan	6%	4/30/2030	1,234.0	1,237.1	480.1	0.24%
*Parth Dev, Ltd dba Amerihost Inn Hotel-Kenton	Accommodation	Term Loan	5.25%	10/3/2028	38.3	38.3	12.8	0.01%
*Professional Systems, LLC and Professional Cleaning	Administrative and Support Services	Term Loan	6%	7/30/2020	132.0	132.1	55.9	0.03%
Pure Water Innovations, LLC	Ambulatory Health Care Services	Term Loan	6%	9/6/2016	0.1	0.1	0.2	—%
Robin C. & Charles E. Taylor & Brigantine Aquatic Center LLC	Amusement, Gambling, and Recreation Industries	Term Loan	6%	9/14/2023	24.0	24.0	21.2	0.01%
*Route 130 SCPI Holdings LLC (EPC) Route 130 SCPI Operations LLC (OC)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2039	537.4	538.8	485.8	0.24%
*Sheikh M Tariq dba Selbyville Foodrite	Gasoline Stations	Term Loan	6%	3/13/2023	21.2	21.2	0.5	—%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Shivsakti, LLC dba Knights Inn	Accommodation	Term Loan	Prime plus 2.75%	12/20/2032	72.2	72.3	60.3	0.03%
*Signs of Fortune, LLC dba FastSigns	Miscellaneous Manufacturing	Term Loan	Prime plus 2.5%	4/3/2023	227.5	228.1	82.5	0.04%
*STK Ventures Inc dba JP Dock Service & Supply	Specialty Trade Contractors	Term Loan	6%	5/9/2037	31.6	31.6	6.8	—%
Stokes Floor Covering Company Inc. and Robert E. Rainey, Jr.	Furniture and Home Furnishings Stores	Term Loan	6%	8/26/2024	109.0	109.1	89.4	0.04%
*Stormwise South Florida dba Stormwise Shutters	Specialty Trade Contractors	Term Loan	6%	11/7/2036	405.7	406.7	340.5	0.17%
*Stormwise South Florida dba Stormwise Shutters	Specialty Trade Contractors	Term Loan	6%	11/7/2036	200.2	200.7	—	—%
*Summit Treatment Services Inc	Social Assistance	Term Loan	Prime plus 2.75%	3/11/2025	21.8	21.8	—	—%
*Summit Treatment Services, Inc. dba Summit Treatment Services	Social Assistance	Term Loan	Prime plus 2.75%	11/30/2037	129.3	129.6	112.9	0.06%
*Sunmar, Inc. dba Creative Cooking	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/19/2035	47.1	47.2	44.3	0.02%
*David M. Goens dba Superior Auto Paint & Body, Inc.	Repair and Maintenance	Term Loan	6%	8/26/2024	15.7	15.7	14.7	0.01%
*Tequila Beaches, LLC dba Fresco Restaurant	Food Services and Drinking Places	Term Loan	6%	9/16/2021	15.8	15.8	11.8	0.01%
The Alba Financial Group, Inc.	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	6%	1/10/2019	5.8	5.8	4.5	—%
The Lucky Coyote, LLC	Miscellaneous Manufacturing	Term Loan	6%	5/8/2017	9.3	9.3	8.8	—%
United Woodworking, Inc	Wood Product Manufacturing	Term Loan	6%	12/20/2022	12.1	12.1	10.4	0.01%
Whirlwind Car Wash, Inc.	Repair and Maintenance	Term Loan	Prime plus 2%	4/9/2029	0.8	0.8	0.7	—%
*Will Zac Management LLC dba Papa John's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/19/2024	46.0	46.1	43.3	0.02%
Winter Ventures Inc and 214 N Franklin LLC	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/29/2024	56.5	56.6	5.4	—%
*Winter Ventures Inc dba Qualitybargainbooks and Qualitybargainmall	Nonstore Retailers	Term Loan	6%	12/23/2024	149.1	149.3	81.4	0.04%
*Winter Ventures Inc dba Qualitybargainbooks and Qualitybargainmall	Nonstore Retailers	Term Loan	6%	4/3/2029	134.4	134.5	28.2	0.01%
Total Non-Performing SBA Unguaranteed Investments					$11,784.2	$11,809.8	$6,716.3	3.30%

Total SBA Unguaranteed Investments					$202,182.4	$176,227.4	$166,786.2	81.85%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Performing SBA Guaranteed Investments (4)
Sambella Holdings, LLC and Strike Zone Entertainment Center LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/23/2040	2,562.7	1,922.0	2,156.0	1.06%
Doxa Deo Inc dba Luv 2 Play	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2026	228.0	171.0	194.2	0.10%
Miles of Smiles Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/2/2026	220.6	165.5	185.4	0.09%
Total SBA Guaranteed Performing Investments					$3,011.3	$2,258.5	$2,535.6	1.24%

Total SBA Unguaranteed and Guaranteed Investments					$205,193.7	$178,485.9	$169,321.8	83.10%

Controlled Investments (5)
Advanced Cyber Security Systems, LLC (6), (14)	Data processing, hosting and related services.	50% Membership Interest	—%	—	—	—	—	—%
		Term Loan	3%	December 2014	1,120.0	381.0	—	—%
*Automated Merchant Services, Inc. (7), (14)	Data processing, hosting and related services.	100% Common Stock	—%	—	—	—	—	—%
CDS Business Services, Inc. (8)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Common Stock	—%	—	—	4,428.0	825.0	0.40%
		Line of Credit	Prime plus 2.5%	August 2018	1,870.0	1,870.0	1,870.0
CrystalTech Web Hosting, Inc. (11)	Data processing, hosting and related services.	100% Common Stock	—%	—	—	8,764.0	21,413.9	10.51%
Exponential Business Development Co. Inc. (14)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Common Stock	—%	—	—	—	—	—%
*Fortress Data Management, LLC (14)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	—	—	—%
Newtek Insurance Agency, LLC (12), (14)	Insurance Carriers and Related Activities	100% Membership Interests	—%	—	—	—	2,500.0	1.23%
PMTWorks Payroll, LLC (9)	Data processing, hosting and related services.	80% Membership Interests	—%	—	—	700.1	1,020.0	0.50%
		Term Loan	10%-12%	Various maturities through September 2016	935.0	935.0	435.0	0.21%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Secure CyberGateway Services, LLC (10), (14)	Data processing, hosting and related services.	66.7% Membership Interests	—%	—	—	—	—	—%
		Term Loan	7%	December 2016	2,400.0	900.0	898.3	0.44%
Small Business Lending, LLC (12), (14)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Common Stock	—%	—	—	—	5,500.0	2.70%
*Summit Systems and Designs, LLC (13), (14)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	—	—	—%
Premier Payments LLC (11)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	16,503.0	17,491.0	8.58%
Universal Processing Services of Wisconsin, LLC (11) (14)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	—	55,248.0	27.11%
Total Controlled Investments					$6,325.0	$34,481.1	$107,201.2	52.61%

Non-control/Non-affiliate Investments
Titanium Asset Management LLC	Administrative and Support Services	Term Loan	3%	July 2017	$2,200.0	$1,486.3	$1,446.3	0.71%
		Warrants	—%	—	—	—	—	—%
					$2,200.0	$1,486.3	$1,446.3	0.71%

Investments in Money Market Funds					$—	$35.0	$35.0	0.02%

Total Investments					$213,718.7	$214,488.3	$278,004.3	136.44%
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
(2) Prime Rate is equal to 3.25% as of March 31, 2016.
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
(5) Controlled Investments are disclosed above as equity investments (except as otherwise noted) in those companies that are “Controlled Investments” of the Company as defined in the Investment Company Act of 1940. A company is deemed to be a “Controlled Investment” of Newtek Business Services Corp. if Newtek Business Services Corp. or its subsidiaries owns more than 25% of the voting securities of such company. See Note 4 in the accompanying notes to the consolidated financial statements for transactions during the three months ended March 31, 2016 with affiliates the Company is deemed to control.
(6) 50% owned by Wilshire Holdings I, Inc. (a subsidiary of Newtek Business Services Corp.), 50% owned by non-affiliate. The term loan is past its original maturity date and currently in default. As such, the fair value of the investment is zero.
(7) 96.11% owned by Wilshire Partners, LLC (a subsidiary of Newtek Business Services Corp.), 3.89% owned by Newtek Business Services Corp.
(8) 18.35% owned by Wilshire New York Partners IV, LLC (a subsidiary of Newtek Business Services Corp.), 31.8% owned by Wilshire New York Partners V, LLC (a subsidiary of Newtek Business Services Corp.) and 49.85% owned by Wilshire Holdings 1, Inc. (a subsidiary of Newtek Business Services Corp.)
(9) 25% owned by Wilshire New York Partners V, LLC (a subsidiary of Newtek Business Services Corp.), 65% owned by Wilshire Holdings I, Inc. (a subsidiary of Newtek Business Services Corp.), and 10% owned by non-affiliate.
(10) 66.7% owned by The Whitestone Group, LLC (a subsidiary of Newtek Business Services Corp.), 33.3% owned by non-affiliate.
(11) 100% owned by Newtek Business Services Holdco1, Inc. (a subsidiary of Newtek Business Services Corp.).
(12) 100% owned by Wilshire Holdings I, Inc. (a subsidiary of Newtek Business Services Corp.).
(13) 100% owned by The Whitestone Group, LLC (a subsidiary of Wilshire Holdings I, Inc., a subsidiary of Newtek Business Services Corp.).
(14) Zero cost basis is reflected as the portfolio company was organized by the Company and incurred internal legal costs to organize the entity and immaterial external filing fees which were expensed when incurred.
(15) All of the Company's investments are in entities which are organized under the Laws of the United States and have a principal place of business in the United States.
(16) Under the Investment Company Act of 1940, as amended, the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. At March 31, 2016, 5.8% of total assets are non-qualifying assets.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Performing SBA Unguaranteed Investments (1)
Bright Dialysis LLC and Ft Pierce Kidney Care LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/28/2025	$1,250.0	$1,250.0	$1,056.6	0.52%
Return to Excellence, Inc. dba The Waynesville Inn Golf & Spa	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/10/2039	1,250.0	1,233.3	1,252.8	0.61%
Kingseal LLC dba Desoto Health and Rehab Center	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	2/26/2040	1,250.0	1,233.3	1,253.1	0.61%
The Camera House Inc	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	8/31/2025	1,250.0	1,226.7	1,116.1	0.55%
KW Zion, LLC and Key West Gallery Inc	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/12/2039	1,250.0	1,223.7	1,207.8	0.59%
Ohs Auto Body, Inc. dba Ohs Body Shop	Repair and Maintenance	Term Loan	7.22%	6/25/2040	1,207.5	1,205.1	1,151.0	0.56%
Seven Peaks Mining Inc and Cornerstone Industrial Minerals Corporation	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	11/18/2038	1,250.0	1,204.1	1,168.9	0.57%
Grey Light Realty, LLC (EPC) NH Precision Metal Fabricators Inc (OC)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	8/21/2039	1,226.0	1,198.3	1,170.7	0.57%
Bowlerama Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/24/2039	1,202.5	1,184.5	1,202.6	0.59%
Foresite Realty Partners LLC and Foresite Real Estate Holdings LLC	Real Estate	Term Loan	Prime plus 2.75%	3/27/2025	1,238.3	1,176.0	977.4	0.48%
The Jewelers Inc. dba The Jewelers of Las Vegas	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	12/19/2024	1,250.0	1,165.5	978.9	0.48%
Werthan Packaging Inc.	Paper Manufacturing	Term Loan	Prime plus 2.75%	10/14/2025	1,162.5	1,162.5	1,078.2	0.53%
Shellhorn and Hill Inc dba Total Fleet Service	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/27/2040	1,040.3	1,028.0	945.0	0.46%
G.W. Fitness Centers, LLC and J.G. Fitness LLC and NP Gym LLC and ANA	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/18/2040	1,025.0	1,025.0	1,044.6	0.51%
Shweiki Media, Inc. dba Study Breaks Magazine	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/22/2027	1,178.8	976.2	991.8	0.49%
Tortilla King, Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	3/14/2029	1,033.1	975.2	946.5	0.46%
Yachting Solutions LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/25/2040	962.5	959.7	912.7	0.45%
R. A. Johnson, Inc. dba Rick Johnson Auto & Tire	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	5/29/2039	943.8	918.3	944.9	0.46%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Twinsburg Hospitality Group LLC dba Comfort Suites	Accommodation	Term Loan	Prime plus 2.75%	10/31/2038	945.0	910.1	907.5	0.44%
Calhoun Satellite Communications Inc and Transmission Solutions Group	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	2/27/2025	952.8	898.1	782.6	0.38%
Nirvi Enterprises LLC dba Howard Johnson / Knights Inn	Accommodation	Term Loan	Prime plus 2.75%	6/17/2039	920.3	896.6	922.6	0.45%
West Experience,Inc/West Mountain Equipment Rental,Inc/Ski West Lodge	Amusement, Gambling, and Recreation Industries	Term Loan	6%	6/5/2026	1,333.0	885.1	909.0	0.45%
P and D Enterprises Ind dba Wallaby's Liquor Warehouse	Food and Beverage Stores	Term Loan	Prime plus 2.75%	8/28/2040	888.9	885.0	865.8	0.42%
Nutmeg North Associates LLC (OC) Steeltech Building Products Inc	Construction of Buildings	Term Loan	Prime plus 2.75%	12/31/2038	897.8	883.1	876.8	0.43%
Premier Athletic Center of Ohio Inc. and Gates Investments and Wade Ga	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/22/2028	882.0	882.0	885.3	0.43%
Havana Central (NY) 5, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/29/2022	1,166.8	878.5	887.2	0.44%
New York Home Health Care Equipment, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/16/2025	875.0	875.0	847.9	0.42%
Elite Structures Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/12/2038	932.8	873.5	907.2	0.44%
Delta Aggregate LLC	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	8/28/2039	911.3	871.5	885.0	0.43%
Honeyspot Investors LLP and Pace Motor Lines Inc	Truck Transportation	Term Loan	Prime plus 2.75%	6/30/2039	875.3	854.5	876.2	0.43%
2161 Highway 6 Trail, LLC, (EPC) R. H. Hummer JR., Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	6/19/2026	1,250.0	842.8	858.4	0.42%
Key Pix Productions Inc. dba Air Bud Entertainment	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	11/18/2040	839.8	839.8	855.8	0.42%
Hotels of North Georgia LLC dba Comfort Inn and Suites	Accommodation	Term Loan	Prime plus 2.75%	6/17/2039	837.5	816.0	838.7	0.41%
Shepher Distr's and Sales Corp and The Lederer Industries Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/30/2023	1,050.0	801.8	805.3	0.39%
Maxwell Place, LLC	Nursing and Residential Care Facilities	Term Loan	6%	2/28/2016	1,076.8	801.3	802.4	0.39%
Carpet Exchange of North Texas Inc and Clyde E. Cumbie Jr	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	3/25/2040	810.0	800.4	804.9	0.39%
Sovereign Communications LLC	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	2/7/2024	907.8	784.1	722.7	0.35%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
CBlakeslee Arpaia Chapman, Inc. dba Blakeslee Industrial Services	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	6/18/2028	875.0	780.5	797.9	0.39%
T and B Boots Inc dba Takkens	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	3/31/2025	807.8	767.6	720.3	0.35%
Recycling Consultants, Inc. and Prairie State Salvage and Recycling Inc	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/30/2027	767.5	760.1	680.7	0.33%
Advance Case Parts RE Holdings LLC and Advance Case Parts Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/31/2040	758.3	751.5	695.2	0.34%
D.C. Group, Inc. dba Unique Setting of New York	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/21/2025	750.0	750.0	665.7	0.33%
Gabrielle Realty, LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	9/27/2038	757.6	726.6	724.4	0.36%
Keys Phase One LLC dba The Grand Guesthouse	Accommodation	Term Loan	Prime plus 2.75%	9/26/2039	736.3	720.8	712.2	0.35%
Top Cat Ready Mix, LLC, Ples Investments LLC, and Pappy's Sand and	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/28/2025	711.3	707.8	618.5	0.30%
Willow Springs Golf Course, Inc. & JC Lindsey Family Limited Partners	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/29/2037	755.4	706.5	737.4	0.36%
J&D Resources, LLC dba Aqua Science	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/21/2024	767.9	701.8	596.5	0.29%
Almost Home Property LLC and Almost Home Daycare LLC	Social Assistance	Term Loan	Prime plus 2.75%	8/7/2039	715.8	700.7	700.1	0.34%
Contract Packaging Services Inc dba Superior Pack Group	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/21/2023	851.8	694.6	686.6	0.34%
Big Apple Entertainment Partners, LLC dba Ripley's Believe it or Not	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2021	1,070.0	692.9	689.2	0.34%
ATI Jet, Inc.	Air Transportation	Term Loan	Prime plus 2.75%	12/28/2026	852.8	688.4	700.6	0.34%
Scent-Sation Inc	Textile Product Mills	Term Loan	Prime plus 2.75%	9/18/2040	687.5	685.5	693.5	0.34%
Empower Autism Academy	Social Assistance	Term Loan	Prime plus 2.75%	9/4/2040	685.0	683.0	695.9	0.34%
C & G Engines Corp.	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	9/30/2021	1,041.5	675.1	676.2	0.33%
Accent Tag and Label Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	12/18/2040	665.8	665.8	652.7	0.32%
IIoka Inc dba New Cloud Networks	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/21/2025	665.0	658.9	554.7	0.27%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Fieldstone Quick Stop LLC(OC) Barber Investments LLC (EPC) Thadius M B	Gasoline Stations	Term Loan	Prime plus 2.75%	9/30/2038	676.3	658.3	646.2	0.32%
Carl R. Bieber, Inc. dba Bieber Tourways/Bieber Transportation/Bieber	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2027	712.5	655.6	662.7	0.32%
Eagle Aggregate Transportation, LLC and Eagle Pneumatic Transport LLC	Truck Transportation	Term Loan	Prime plus 2.75%	3/31/2024	1,250.0	652.9	656.5	0.32%
LA Diner Inc dba Loukas L A Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/28/2037	677.5	641.2	666.2	0.33%
Meridian Hotels LLC dba Best Western Jonesboro	Accommodation	Term Loan	Prime plus 2.75%	10/29/2038	664.5	637.5	654.4	0.32%
St Lawrence Hotel Corp and Oheka Catering Inc dba Quality Inn	Accommodation	Term Loan	Prime plus 2.75%	9/24/2040	625.0	623.2	610.9	0.30%
iFood, Inc. dba Steak N Shake	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2039	629.8	613.6	597.3	0.29%
Colts V LLC and Nowatzke Service Center, Inc dba Nowatzke Truck & Trai	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/26/2039	601.8	589.1	579.5	0.28%
Northeast Arkansas Pizza, Inc. dba Domino’s Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/23/2025	608.0	589.1	493.4	0.24%
Indy East Smiles Youth Dentistry LLC dba Prime Smile East	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/11/2024	630.2	574.0	479.7	0.24%
Master CNC Inc & Master Properties LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2038	596.6	573.6	562.8	0.28%
CLU Amboy, LLC (EPC) and Amboy Group, LLC (OC) dba Tommy Moloney's	Food Manufacturing	Term Loan	Prime plus 2.75%	12/27/2023	656.3	565.8	568.3	0.28%
IlOKA Inc dba Microtech Tel and NewCloud Networks	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/30/2023	687.5	565.5	534.2	0.26%
ACI Northwest Inc.	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	8/30/2023	906.3	560.8	548.7	0.27%
Bisson Transportation, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	5/7/2037	588.1	557.0	577.2	0.28%
Richards Plumbing and Heating Co., Inc. dba Richards Mechanical	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/23/2040	551.8	547.7	556.6	0.27%
B and J Catering Inc dba Culinary Solutions	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/27/2040	547.5	547.5	523.5	0.26%
CML RW Security, LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	3/20/2025	575.0	546.1	453.9	0.22%
Sambella Holdings, LLC and Strike Zone Entertainment Center LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/23/2040	1,189.5	546.1	556.5	0.27%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Route 130 SCPI Holdings LLC (EPC) Route 130 SCPI Operations LLC (OC)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2039	538.8	536.3	505.9	0.25%
PLES Investements, LLC and John Redder, Pappy Sand & Gravel, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/19/2038	555.3	535.7	534.4	0.26%
KRN Logistics, LLC,Newsome Trucking, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	6/19/2025	543.5	526.6	473.2	0.23%
PowerWash Plus, Inc. and CJR, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/30/2038	550.0	523.8	537.3	0.26%
The Lodin Group LLC and Lodin Health Imaging Inc dba Highlands Breast	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/23/2039	530.3	521.6	480.7	0.24%
The Grasso Companies LLC and Grasso Pavement Maintenance LLC Veranda	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/28/2025	518.8	512.4	503.8	0.25%
SBR Technologies d/b/a Color Graphics	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/31/2021	806.2	512.0	517.0	0.25%
American Diagnostic Imaging, Inc. dba St. Joseph Imaging Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/25/2038	537.5	510.2	522.8	0.26%
The Woods at Bear Creek LLC and Bear Creek Entertainment LLC	Accommodation	Term Loan	Prime plus 2.75%	9/29/2039	513.3	503.9	511.9	0.25%
LC Blvd Holdings LLC and Mt Pleasant Wash & Wax LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/4/2040	502.5	502.5	497.9	0.24%
Thermoplastic Services Inc and Paragon Plastic Sheet, Inc	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	12/23/2039	500.0	491.8	499.6	0.24%
Polpo Realty LLC (EPC) & Polpo Restaurant LLC (OC) dba Polpo Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/27/2037	517.5	489.4	508.7	0.25%
740 Barry Street Realty LLC and Wild Edibles Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	2/10/2040	492.5	485.9	493.7	0.24%
200 North 8th Street Associates LLC and Enchanted Acres Farm	Food Manufacturing	Term Loan	Prime plus 2.75%	5/4/2028	494.6	484.0	484.5	0.24%
636 South Center Holdings, LLC and New Mansfield Brass and Aluminum Co	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	3/20/2039	497.5	482.3	496.1	0.24%
Macho LLC (EPC) Madelaine Chocolate Novelties Inc(OC) dba The Madelai	Food Manufacturing	Term Loan	Prime plus 2.75%	12/31/2037	500.0	474.5	493.2	0.24%
401 JJS Corporation and G. Randazzo Corporation	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/23/2039	473.5	469.9	464.8	0.23%
Heartland American Properties LLC and Skaggs RV Outlet LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/31/2039	479.0	469.7	461.5	0.23%
Nikobella Properties LLC and JPO Inc dba Village Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/25/2039	476.3	464.0	468.6	0.23%
Firm Foundations Inc. David S Gaitan Jr and Christopher K Daigle	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/3/2023	545.8	463.8	442.9	0.22%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Wired LLC and Moulison North Corporation	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/30/2024	500.0	463.4	441.2	0.22%
J. Kinderman & Sons, Inc. dba Brite Star Manufacturing Company	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/22/2036	495.0	458.3	478.0	0.23%
Capital Scrap Metal, LLC and Powerline Investment, LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/29/2038	500.0	452.8	470.8	0.23%
River Club Golf Course Inc dba The River Club	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2038	475.2	450.2	463.2	0.23%
Eastside Soccer Dome, Inc .	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2038	463.8	444.8	457.3	0.22%
Amboy Group, LLC dba Tommy's Moloney's	Food Manufacturing	Term Loan	Prime plus 2.75%	6/24/2025	454.0	443.0	441.4	0.22%
6 Price Avenue, LLC and Pauley Tree & Lawn Care, Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/24/2039	452.5	443.0	402.5	0.20%
Sandlot Ventures LLC and Sandbox Ventures LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/25/2040	442.5	441.2	420.4	0.21%
ENI Inc, Event Networks Inc, ENI Worldwide LLC and Spot Shop Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/25/2024	500.0	438.7	400.8	0.20%
Hodges Properties LLC and Echelon Enterprises Inc dba Treads Bicycle	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	3/31/2039	449.0	435.3	441.4	0.22%
SDA Holdings LLC and Les Cheveux Salon Inc	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/15/2040	428.8	428.8	413.8	0.20%
Flooring Liquidators Inc and Flooring Liquidators of Mt Kisco LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/17/2025	437.5	423.9	411.6	0.20%
Mid-South Lumber Co. of Northwest Florida, Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/31/2040	428.8	423.7	389.5	0.19%
S&P Holdings of Daytona LLC (EPC) S&P Corporation of Daytona Beach	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	8/15/2039	433.5	421.8	428.3	0.21%
Tavern Properties LLC and Wildwood Tavern LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/15/2039	425.0	418.8	411.2	0.20%
Sherill Universal City dba Golden Corral	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/28/2038	440.5	418.3	429.6	0.21%
Wilban LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/28/2039	427.5	415.6	419.8	0.21%
Sound Manufacturing, Inc. and Monster Power Equipment Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/15/2023	523.0	411.4	408.2	0.20%
J&K Fitness, LLC dba Physiques Womens Fitness Center	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/8/2036	449.3	411.3	429.0	0.21%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Import Car Connection Inc dba Car Connection	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/16/2040	407.5	406.3	407.6	0.20%
R & R Boyal LLC dba Cap N Cat Clam Bar and Little Ease Tavern	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/28/2039	417.5	404.3	404.7	0.20%
920 CHR Realty LLC (EPC) V. Garofalo Carting Inc (OC)	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	12/10/2038	418.1	403.4	414.8	0.20%
Utek Corporation dba Arcade Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/22/2039	405.5	402.1	404.7	0.20%
RIM Investments LLC and RIM Architects LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/28/2040	399.0	397.8	384.7	0.19%
Zane Filippone Co Inc dba Culligan Water Conditioning	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/12/2022	558.2	397.1	400.0	0.20%
SE Properties 39 Old Route 146, LLC (EPC) SmartEarly Clifton Park LLC	Social Assistance	Term Loan	Prime plus 2.75%	3/14/2039	408.0	396.7	407.3	0.20%
John Duffy Fuel Co., Inc.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/28/2022	513.8	393.9	398.2	0.20%
Bisson Moving & Storage Company Bisson Transportation Inc and BTG Real Estate	Truck Transportation	Term Loan	Prime plus 2.75%	5/7/2022	528.8	391.4	395.0	0.19%
TAK Properties LLC and Kinderland Inc	Social Assistance	Term Loan	Prime plus 2.75%	12/18/2038	405.0	390.8	391.2	0.19%
Polymer Sciences, Inc. dba Polymer Sciences, Inc.	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/28/2036	422.6	387.2	403.7	0.20%
Kup's Auto Spa Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/15/2038	396.7	377.2	386.0	0.19%
Jihan Inc dba ARCO AM/PM and Diana Inc dba Diana's Recycling	Gasoline Stations	Term Loan	Prime plus 2.75%	6/26/2040	380.0	377.1	365.2	0.18%
R.H. Hummer Jr., Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	9/30/2025	375.0	375.0	355.3	0.17%
Tariq, LLC dba 76 Food Mart	Gasoline Stations	Term Loan	Prime plus 2.75%	12/2/2040	375.0	375.0	372.0	0.18%
Swalm Sreet LLC and New York Home Health Care Equipment LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/16/2040	375.0	375.0	370.9	0.18%
B&B Organics LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	12/22/2040	375.0	375.0	382.2	0.19%
All American Games, LLC and Sportslink - The Game, LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/10/2024	400.0	372.1	329.1	0.16%
3Fmanagement LLC and ATC Fitness Cape Coral, LLC dba Around the Clock	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	1/24/2024	425.0	364.2	342.2	0.17%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
AIG Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/4/2040	363.8	362.7	340.6	0.17%
The Berlerro Group, LLC dba Sky Zone	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/12/2023	421.3	360.6	335.9	0.16%
Gator Communications Group LLC dba Harvard Printing Group	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	8/31/2021	575.0	358.1	360.2	0.18%
Fair Deal Food Mart Inc dba Neighbors Market	Gasoline Stations	Term Loan	Prime plus 2.75%	5/3/2037	381.3	354.9	370.4	0.18%
iFood, Inc. dba Steak N Shake	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2024	379.1	353.5	317.9	0.16%
Murrayville Donuts, Inc dba Dunkin' Donuts	Food and Beverage Stores	Term Loan	Prime plus 2.75%	7/15/2040	344.5	344.5	329.3	0.16%
Michael J. Speeney & Joyce Speeney and R2 Tape, Inc.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/31/2037	367.5	344.4	357.7	0.18%
Basista Family Limited Partnership and UPE, Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/14/2040	342.5	342.5	334.5	0.16%
Johnson Carwash LLC and Johnson Petroleum LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	9/14/2040	340.0	340.0	345.1	0.17%
Ezzo Properties, LLC and Great Lakes Cleaning, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/20/2027	389.6	338.3	335.0	0.16%
Suncoast Aluminum Furniture, Inc	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	8/17/2037	360.0	337.5	350.3	0.17%
Mirage Plastering Inc and Mpire LLC and Mpire II LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/12/2040	338.8	336.3	290.1	0.14%
Cencon Properties LLC and Central Connecticut Warehousing Company, Inc	Warehousing and Storage	Term Loan	Prime plus 2.75%	9/30/2038	344.5	331.0	339.2	0.17%
Gator Communications Group LLC dba Harvard Printing Group	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/30/2022	466.3	330.4	331.0	0.16%
Spectrum Development LLC and Solvit Inc & Solvit North, Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/2/2023	387.3	329.2	314.3	0.15%
Advanced Skincare Medcenter Inc dba Advanced Skincare Surgery	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/29/2025	337.5	326.9	277.2	0.14%
Hagerstown Muffler, Inc. and JMS Muffler, Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/24/2040	327.5	326.5	332.8	0.16%
Mitchellville Family Dentistry, Dr. Octavia Simkins-Wiseman DDS PC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/27/2038	335.1	321.4	323.3	0.16%
Lisle Lincoln II Limited Partnership dba Lisle Lanes LP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/29/2036	338.1	320.1	334.0	0.16%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Orange County Insurance Brokerage Inc dba Beaty Insurance Agency	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	9/29/2039	325.1	319.3	324.3	0.16%
Nova Solutions Inc	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	9/22/2040	320.0	319.1	313.0	0.15%
MRM Supermarkets Inc dba Constantins Breads; Dallas Gourmet Breads	Food Manufacturing	Term Loan	Prime plus 2.75%	3/29/2038	336.0	319.0	324.6	0.16%
Taylor Transport, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	12/8/2021	515.5	317.2	320.2	0.16%
FHJE Ventures LLC and Eisenreich II Inc. dba Breakneck Tavern	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/27/2039	321.8	313.6	315.9	0.15%
A & M Commerce, Inc. dba Cranberry Sunoco	Gasoline Stations	Term Loan	Prime plus 2.75%	3/27/2038	330.3	313.3	323.5	0.16%
Lenoir Business Partners LLC (EPC) LP Industries, Inc dba Childforms	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	322.7	311.2	313.7	0.15%
Shane M. Howell and Buck Hardware and Garden Center, LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/27/2038	322.5	311.1	307.8	0.15%
Jumbomarkets Inc dba Rines Jumbomarkets	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/4/2025	306.3	306.3	294.4	0.14%
BCD Holdings, LLC and H-MA, LLC d/b/a/ Hawaii Mainland Administrators	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	3/2/2022	451.3	305.1	304.3	0.15%
Summit Beverage Group LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	2/28/2024	350.6	302.9	292.2	0.14%
Onofrios Enterprises LLC (EPC) Onofrios Fresh Cut, Inc	Food Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	312.5	301.0	304.4	0.15%
Joyce Outdoor Advertising Chicago LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/22/2040	300.0	300.0	284.5	0.14%
Sunset Marine Resort LLC and GoXpeditions LLC and Lavon Gomes and Trac	Accommodation	Term Loan	Prime plus 2.75%	3/27/2040	301.8	298.2	303.0	0.15%
510 ROK Realty LLC dba ROK Health and Fitness and Robert N. D'urso	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/19/2024	332.0	296.3	294.5	0.14%
R A Johnson Inc dba Rick Johnson Auto and Tire	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/23/2039	301.3	294.9	299.5	0.15%
American Campgrounds LLC dba Whit's End Campground	Accommodation	Term Loan	Prime plus 2.75%	12/4/2040	293.0	293.0	290.9	0.14%
Custom Software, Inc. a Colorado Corporation dba M-33 Access	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/17/2021	426.0	289.2	293.0	0.14%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Anturio Marketing Inc dba Logic Consulting	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/12/2040	290.3	288.1	292.8	0.14%
Summit Beverage Group LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	8/29/2030	291.9	286.8	258.1	0.13%
Aegis Creative Communications, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/30/2022	387.5	286.2	277.3	0.14%
The Smile Place LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/30/2040	283.9	282.2	276.4	0.14%
KDP LLC and KDP Investment Advisors, Inc and KDP Asset Management, Inc	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/14/2023	343.8	278.0	270.9	0.13%
New Image Building Services Inc. dba New Image Repair Services	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/29/2023	331.3	277.0	259.8	0.13%
Anglin Cultured Stone Products LLC dba Anglin Construction	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/30/2025	281.8	273.0	238.1	0.12%
Cheryle A Baptiste and Cheryle Baptiste DDS PLLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/30/2037	286.5	270.0	278.8	0.14%
Central Tire, Inc. dba Cooper Tire & Auto Services	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/29/2037	288.5	269.1	279.5	0.14%
First Prevention and Dialysis Center LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/30/2024	273.3	268.9	251.4	0.12%
New Image Building Services, Inc. dba New Image Repair Services	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/23/2037	285.7	267.7	271.6	0.13%
Christou Real Estate Holdings LLC dba Tops American Grill	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/17/2037	284.0	264.1	275.3	0.13%
Faith Memorial Chapel LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/20/2038	268.4	258.1	259.5	0.13%
Thrifty Market, Inc. dba Thrifty Foods	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/30/2030	262.5	257.9	227.2	0.11%
15 McArdle LLC and No Other Impressions Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/15/2040	257.1	254.9	238.4	0.12%
Scent-Sation, Inc. d/b/a Scent-Sation, Inc.	Textile Product Mills	Term Loan	Prime plus 2.75%	11/21/2021	337.5	253.9	257.1	0.13%
Reidville Hydraulics & Mfg Inc dba Summit Farms LLC	Machinery Manufacturing	Term Loan	Prime plus 2.75%	11/2/2037	265.9	250.6	254.6	0.12%
All-Tag Corporation	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/30/2025	250.4	250.4	218.0	0.11%
Roccos LLC and Sullo Pantalone Inc dba Rocco's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2039	255.8	250.4	237.3	0.12%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
JAG Unit 1, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2025	250.0	250.0	210.6	0.10%
V2 Tango LLC dba Palette 22	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/23/2025	250.0	250.0	217.1	0.11%
Animal Intrusion Prevention Systems Holding Company, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/15/2024	272.5	248.2	219.7	0.11%
HAVANA CENTRAL NJ1, LLC dba Havana Central	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/31/2025	250.0	245.1	238.9	0.12%
Wolf Enviro Interests, LLC and Enviromax Services Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/25/2040	246.5	244.7	223.7	0.11%
CNYP 717 Irondequoit LLC and CNYP 2002 Ontario LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/20/2040	244.4	244.4	226.0	0.11%
MJD Investments, LLC dba The Community Day School	Social Assistance	Term Loan	Prime plus 2.75%	1/31/2038	258.3	244.3	250.6	0.12%
RKP Service dba Rainbow Carwash	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/31/2023	300.0	243.1	237.5	0.12%
FHJE Ventures LLC and Eisenreich II Inc dba Breakneck Tavern	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/30/2039	245.5	242.9	225.8	0.11%
JWB Industries, Inc. dba Carteret Die Casting	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	2/11/2024	280.0	241.8	225.3	0.11%
800 on the Trax LLC and Matrix Z LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	12/23/2040	240.0	240.0	234.6	0.12%
Xela Pack, Inc. and Aliseo and Catherine Gentile	Paper Manufacturing	Term Loan	Prime plus 2.75%	3/27/2028	271.8	239.2	244.5	0.12%
WI130, LLC (EPC) & Lakeland Group, Inc (OC) dba Lakeland Electrical	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/31/2028	271.5	239.0	238.1	0.12%
LaSalle Market and Deli EOK Inc and Rugen Realty LLC dba LaSalle Market	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/21/2037	252.3	236.8	242.7	0.12%
Clairvoyant Realty Corp. and Napoli Marble & Granite Design, Ltd	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/24/2038	246.3	236.8	234.5	0.11%
Capitol Waste and Recycling Services LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	10/10/2024	257.8	236.4	210.6	0.10%
All About Smiles P A	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/30/2040	237.7	235.9	231.1	0.11%
Joyce Outdoor Advertising LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/29/2040	234.8	234.8	235.3	0.12%
Pierce Developments, Inc. dba Southside Granite	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/13/2036	256.1	233.3	242.6	0.12%
Atlantis of Daytona LLC and Ocean Club Sportswear Inc	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	12/23/2039	240.0	233.1	236.7	0.12%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Big Sky Plaza LLC and Strickland, Incorporated dba Livingston True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/20/2039	233.4	227.4	229.0	0.11%
M & H Pine Straw Inc and Harris L. Maloy	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/21/2023	288.8	227.1	227.0	0.11%
MTV Bowl, Inc. dba Legend Lanes	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/30/2036	248.5	226.4	235.8	0.12%
Meridian Hotels, LLC dba Best Western Jonesboro	Accommodation	Term Loan	Prime plus 2.75%	11/25/2039	228.0	224.9	228.4	0.11%
HJ & Edward Enterprises, LLC dba Sky Zone	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2023	262.5	224.8	218.5	0.11%
DuCharme Realty LLC and DuCharme Enterprises LLC dba Specialty	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	2/2/2040	225.1	222.1	208.0	0.10%
Hemingway Custom Cabinetry LLC	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	9/25/2025	220.0	217.3	187.0	0.09%
Bowl Mor, LLC dba Bowl Mor Lanes / Spare Lounge, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/13/2039	223.5	216.7	222.9	0.11%
Homegrown For Good LLC	Apparel Manufacturing	Term Loan	Prime plus 2.75%	11/26/2024	230.0	215.5	195.5	0.10%
Discount Wheel and Tire	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/30/2038	223.8	214.6	214.3	0.11%
Newsome Trucking Inc and Kevin Newsome	Truck Transportation	Term Loan	Prime plus 2.75%	9/2/2035	423.1	214.1	222.6	0.11%
Schmaltz Holdings, LLC (EPC) and Schmaltz Operations, LLC dba Companio	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/4/2038	224.2	213.7	213.3	0.10%
Mosley Auto Group LLC dba America's Automotive	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/20/2038	221.5	213.7	217.6	0.11%
Tortilla King Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	3/14/2039	216.9	211.2	207.8	0.10%
Daniel Gordon and Erin Gordon and Silver Lining Stables CT, LLC	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	11/28/2037	223.8	211.1	219.0	0.11%
BJ's Tavern LLC and BJ's Cabana Bar Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2040	212.5	210.9	205.9	0.10%
Pioneer Windows Manufacturing Corp, Pioneer Windows	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	11/21/2022	275.0	209.8	207.4	0.10%
Evans and Paul LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/30/2024	223.8	208.2	198.7	0.10%
Faith Memorial Chapel LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2039	214.2	207.9	206.4	0.10%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Superior Disposal Service, Inc.	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	12/26/2023	240.5	204.4	200.8	0.10%
952 Boston Post Road Realty, LLC and HNA LLC dba Styles International	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2039	211.0	204.3	203.2	0.10%
1 North Restaurant Corp dba 1 North Steakhouse	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/31/2038	212.5	204.3	207.8	0.10%
Brandywine Picnic Park, Inc. and B.Ross Capps & Linda Capps	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/30/2031	231.5	204.2	210.9	0.10%
Elan Realty, LLC and Albert Basse Asociates, Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	9/30/2035	228.2	203.7	212.6	0.10%
Modern Manhattan LLC	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	11/25/2024	220.0	203.3	171.5	0.08%
AMG Holding, LLC and Stetson Automotive, Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/30/2039	208.0	202.7	208.6	0.10%
JEJE Realty LLC and La Familia Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/10/2039	205.8	202.1	193.6	0.09%
Gill Express Inc. dba American Eagle Truck Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	1/5/2027	286.9	200.4	206.1	0.10%
Block and Grinder LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/30/2025	200.0	200.0	196.6	0.10%
Water Works Laundromat, L.L.C.	Personal and Laundry Services	Term Loan	Prime plus 2.25%	9/7/2027	267.3	194.8	195.3	0.10%
Robert E. Caves, Sr. and American Plank dba Caves Enterprises	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/30/2021	302.5	194.7	197.2	0.10%
Spire Investment Partners, LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	9/28/2022	258.8	192.7	186.7	0.09%
Douglas Printy Motorsports, Inc. dba Blackburn Trike	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/9/2040	191.8	189.5	180.5	0.09%
8 Minute Oil Change of Springfield Corporation and John Nino	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/12/2038	196.8	188.0	191.7	0.09%
Sapienzo Properties LLC (EPC) CNS Self-Storage Inc (OC)	Real Estate	Term Loan	Prime plus 2.75%	3/27/2039	193.8	187.0	192.4	0.09%
Greenbrier Technical Services, Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/24/2023	240.1	183.0	183.2	0.09%
Brothers International Desserts	Food Manufacturing	Term Loan	Prime plus 2.75%	4/26/2023	230.0	182.7	181.4	0.09%
Majestic Contracting Services, Inc. dba Majestic Electric and Majestic Plumbing	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/26/2038	190.0	181.6	180.6	0.09%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Danjam Enterprises, LLC dba Ariel Dental Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/31/2035	204.0	180.7	188.4	0.09%
(EPC) Absolute Desire LLC and Mark H. Szierer (OC) Sophisticated Smile	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/5/2038	188.3	180.0	183.6	0.09%
(EPC) Willowbrook Properties LLC (OC) Grove Gardens Landscaping Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/5/2038	186.3	177.8	183.5	0.09%
Trip Consultants U.S.A. Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/18/2025	175.0	175.0	147.4	0.07%
Richmond Hill Mini Market, LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/27/2037	185.3	174.7	180.2	0.09%
Beale Street Blues Company-West Palm Beach, LLC dba Lafayette Music Hall	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/22/2024	187.5	174.5	153.2	0.08%
KK International Trading Corporation	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/23/2028	190.0	174.0	172.1	0.08%
Bryan Bantry Inc.	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/8/2021	400.0	174.0	173.0	0.08%
Forno Italiano Di Nonna Randazzo, LLC dba Nonna Randazzo's Bakery	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/26/2037	183.8	173.9	178.5	0.09%
Pioneer Window Holdings, Inc and Subsidiaries dba Pioneer Windows	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/20/2022	225.0	173.3	171.3	0.08%
Douglas Posey and Sally Watkinson dba Audrey's Farmhouse	Accommodation	Term Loan	Prime plus 2.75%	5/20/2040	174.1	172.6	170.5	0.08%
Sound Manufacturing Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/10/2024	187.5	172.3	150.6	0.07%
Neyra Industries, Inc. and Edward Neyra	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	3/27/2023	217.5	171.2	173.2	0.08%
Chickamauga Properties,Inc., MSW Enterprises, LLP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/22/2035	189.5	171.1	178.5	0.09%
R2 Tape Inc dba Presto Tape	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/29/2025	176.3	170.8	160.6	0.08%
Fran-Car Corporation dba Horizon Landscape Management	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/3/2028	407.8	170.5	175.8	0.09%
BND Sebastian Limited Liability Company and Sebastian Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/16/2040	172.5	170.5	168.2	0.08%
Silva Realty Holdings, LLC and MF-Silva Enterprises, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/11/2040	171.6	170.0	161.1	0.08%
R & J Petroleum LLC (EPC) Manar USA, Inc. (OC)	Gasoline Stations	Term Loan	Prime plus 2.75%	11/20/2037	180.0	169.5	175.4	0.09%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
15 Frederick Place LLC & Pioneer Windows Holdings Inc & Subs	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/16/2021	250.0	168.6	169.3	0.08%
South Park Properties LLC and Midlothian Hardware LLC dba Grill	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/6/2040	170.5	167.9	170.0	0.08%
Spectrum Radio Fairmont, LLC	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	8/30/2023	187.5	164.3	164.3	0.08%
Wilshire Media Systems Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/17/2024	186.3	163.4	151.7	0.07%
Pine Belt Wood Products LLC	Forestry and Logging	Term Loan	Prime plus 2.75%	9/22/2040	163.8	163.3	147.9	0.07%
Wise Forklift Inc	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/1/2020	296.9	162.9	164.7	0.08%
Labmates LLC	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/18/2040	162.5	162.5	165.6	0.08%
Gator Communications Group LLC dba Harvard Printing Group	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	4/25/2022	228.8	162.1	162.5	0.08%
B & W Towing, LLC and Boychucks Fuel LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/17/2039	164.5	161.8	153.1	0.08%
Hae M. and Jin S. Park dba Buford Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/15/2039	166.5	161.2	160.0	0.08%
M & H Pinestraw, Inc. and Harris L. Maloy	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/15/2021	238.3	161.2	161.6	0.08%
185 Summerfield Inc and Valcon Contracting Corp	Construction of Buildings	Term Loan	Prime plus 2.75%	10/24/2039	162.3	159.1	157.6	0.08%
MMS Realty, LLC and Molecular MS Diagnostics LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/18/2040	160.7	158.8	151.3	0.07%
Carolina Flicks Inc dba The Howell Theater	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	12/23/2032	163.3	158.5	149.5	0.07%
Spire Investment Partners, LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/22/2021	250.0	157.4	157.8	0.08%
North Columbia LLC and Loop Liquor and Convenience Store LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/24/2039	159.3	155.9	153.6	0.08%
Ramard Inc and Advanced Health Sciences Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/28/2023	187.5	154.3	140.5	0.07%
South Florida Air Conditioning and Refrigeration Corp.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/27/2040	155.5	153.7	153.3	0.08%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Golden Transaction Corporation dba Bleh Sunoco	Gasoline Stations	Term Loan	Prime plus 2.75%	10/30/2039	156.7	153.6	152.9	0.07%
Avayaan2 LLC dba Island Cove	Gasoline Stations	Term Loan	Prime plus 2.75%	3/7/2039	157.5	152.7	154.1	0.08%
RDT Enterprises LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/15/2027	162.8	152.7	147.6	0.07%
J3K LLC dba Ronan True Value Hardware	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/23/2025	152.5	150.6	126.8	0.06%
RXSB, Inc dba Medicine Shoppe	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	5/30/2023	186.3	149.8	145.3	0.07%
FirstVitals Health and Wellness Inc	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/15/2025	150.0	148.1	124.7	0.06%
Barber Investments LLC and Fieldstone Quickstop LLC and Maine Dollar Deals	Gasoline Stations	Term Loan	Prime plus 2.75%	8/15/2039	150.0	147.2	131.7	0.06%
Honeyspot Investors LLP and Pace Motor Lines Inc	Truck Transportation	Term Loan	Prime plus 2.75%	7/24/2039	150.0	146.4	147.7	0.07%
Alejandro Rico dba Rico Motors and Golden West Motel and Alrima Co Inc	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/25/2040	146.3	146.3	148.5	0.07%
Teamnewman Enterprises LLC dba Newmans at 988 and John H. Newman	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/25/2039	148.8	146.1	139.8	0.07%
Dantanna's Tavern LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2024	164.3	144.8	136.4	0.07%
Cool Air Solutions, Inc. dba Graham Heating & Air Conditioning	Specialty Trade Contractors	Term Loan	Prime plus 2%	12/27/2018	411.5	144.8	144.3	0.07%
GDP Gourmet LLC dba Joe and John's Pizza Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/19/2040	145.0	144.4	140.6	0.07%
Vernon & Stephanie Scott and Little Stars Day Care Center, Inc.	Educational Services	Term Loan	Prime plus 2.75%	4/18/2038	151.0	143.6	149.3	0.07%
J. Kinderman & Sons Inc., dba BriteStar Inc.	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	3/20/2023	181.3	142.7	144.3	0.07%
Barub Realty LLC and Barub LLC dba Woodlawn Cabinets	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	9/30/2040	143.0	142.6	144.3	0.07%
Alpha Preparatory Academy LLC	Social Assistance	Term Loan	Prime plus 2.75%	8/15/2039	145.2	142.5	144.7	0.07%
Ryan Crick and Pamela J. Crick and Crick Enterprises Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2039	145.5	142.4	144.6	0.07%
Peter Thomas Roth Labs LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/26/2018	425.0	142.3	143.4	0.07%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Knowledge First Inc dba Magic Years of Learning and Kimberly Knox	Social Assistance	Term Loan	Prime plus 2.75%	3/21/2039	145.0	140.8	139.9	0.07%
USI Properties LLC dba U Store It	Real Estate	Term Loan	Prime plus 2.75%	5/23/2039	144.6	140.7	144.0	0.07%
Wired LLC and Moulison North Corporation	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/3/2024	150.1	140.1	126.0	0.06%
Gardner's Wharf Holdings LLC and Gardner's Wharf Seafood Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	9/8/2040	140.0	139.6	142.2	0.07%
Stormrider Inc dba Shirley's Stormrider, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	11/25/2024	150.0	138.6	115.1	0.06%
Big Apple Entertainment Partners, LLC d/b/a Ripley's Believe It or Not	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/26/2022	180.0	138.4	134.2	0.07%
ATC Fitness LLC dba Around the Clock Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2022	180.0	137.8	137.4	0.07%
Choe Trade Group Inc dba Rapid Printers of Monterey	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	2/28/2024	159.3	137.6	137.4	0.07%
Matchless Transportation LLC dba First Class Limo	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	8/3/2022	185.0	137.0	135.7	0.07%
96 Mill Street LLC, Central Pizza LLC and Jason Bikakis George Bikaki	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/12/2039	141.3	137.0	140.9	0.07%
3000 CSI Property LLC and Consulting Solutions Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/20/2040	137.5	136.9	137.1	0.07%
Kemmer LLC and Apples Tree Top Liquors LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/4/2039	138.4	136.1	126.9	0.06%
Spectrumit, Inc, (OC) dba LANformation	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/31/2030	154.9	135.8	139.4	0.07%
Grafio Inc dba Omega Learning Center-Acworth	Educational Services	Term Loan	Prime plus 2.75%	9/13/2023	156.3	135.0	126.3	0.06%
CEM Autobody LLC dba Dawn's Autobody	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/26/2040	135.5	134.5	128.6	0.06%
C& D Medical of Naples, Inc and Forever & Always of Naples, Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/24/2040	135.0	134.2	124.0	0.06%
Al-Mustafa Enterprise, Inc. and Al-Mustafa Enterprise Inc	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/18/2040	134.0	133.9	131.3	0.06%
DKB Transport Corp	Truck Transportation	Term Loan	Prime plus 2.75%	12/5/2038	138.8	133.9	137.6	0.07%
West Cobb Enterprises, Inc and Advanced Eye Associates, L.L.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/12/2035	148.7	133.4	138.8	0.07%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
JPM Investments LLC and Carolina Family Foot Care P.A.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/26/2039	136.1	133.1	134.9	0.07%
1899 Tavern & Tap LLC and Ale House Tavern & Tap LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/9/2039	137.5	132.6	134.6	0.07%
Haven Hospitality Group Inc. dba Haven Gastropub	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/20/2025	132.5	132.5	113.7	0.06%
Mid-Land Sheet Metal Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/31/2038	137.5	132.4	134.1	0.07%
City Sign Service, Incorporated	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	11/30/2025	165.8	132.1	134.7	0.07%
Bay State Funeral Services, LLC (EPC) and Riley Funeral Home Inc(OC)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/21/2039	134.9	131.6	135.4	0.07%
Jade Automotive d/b/a Sears Hometown Store	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	10/6/2035	146.6	131.5	137.3	0.07%
J&M Concessions, Inc.dba A-1 Liquors	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/3/2039	135.6	131.3	129.2	0.06%
Modern on the Mile, LLC dba Ligne Roset	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	5/25/2021	212.5	131.1	131.5	0.06%
Access Staffing, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/30/2022	187.5	131.1	130.5	0.06%
Grand Blanc Lanes, Inc. and H, H and H, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/31/2039	133.0	131.0	131.1	0.06%
RDT Enterprises, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/31/2028	141.2	130.6	132.4	0.06%
Demand Printing Solutions, Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	10/29/2034	147.5	128.7	133.9	0.07%
Green Life Lawnscapes LLC dba Green Life Lawn Care	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/6/2025	127.3	127.3	122.4	0.06%
R2 Tape, Inc. dba Presto Tape and Michael J.and Joyce Speeney	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	10/20/2020	224.4	126.6	127.6	0.06%
Nelson Sargsyan dba HDA Trucking	Support Activities for Transportation	Term Loan	Prime plus 2.75%	6/16/2025	130.5	126.4	105.1	0.05%
PTK, Incorporated dba Night N Day 24 HR Convenience Store	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/30/2036	137.5	126.0	131.2	0.06%
George S Cochran DDS Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/7/2025	130.0	125.1	104.4	0.05%
Music Mountain Water Company, LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	4/25/2036	138.1	125.1	130.7	0.06%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Sarah Sibadan dba Sibadan Agency	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	1/27/2039	129.4	125.0	127.4	0.06%
Japp Business Inc dba Pick and Eat and Japp Drink Corp.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/30/2025	125.0	125.0	110.6	0.05%
Smokeyard Inc dba Smokeyard BBQ and Chop Shop	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/30/2025	125.0	125.0	107.6	0.05%
Evans & Paul LLC and E&P Holdings I LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2025	125.0	125.0	110.9	0.05%
Abitino's JFK LLC dba Abitino's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2022	125.0	124.9	110.4	0.05%
The LAX Shop Inc	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	12/22/2025	125.0	125.0	124.9	0.06%
Hascher Gabelstapler Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/26/2024	143.3	124.6	121.0	0.06%
Maxiflex LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/28/2023	153.5	124.1	125.6	0.06%
Michael Rey Jr. and Lynn J. Williams (EPC) and GIG Petcare	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/3/2039	126.9	123.6	122.1	0.06%
Geo Los Angeles LLC dba Geo Film Group	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/26/2025	130.0	123.5	112.5	0.06%
Naeem Khan LTD	Apparel Manufacturing	Term Loan	Prime plus 2.75%	9/17/2025	125.0	123.5	103.9	0.05%
Naeem Khan LTD	Apparel Manufacturing	Term Loan	Prime plus 2.75%	9/30/2025	125.0	123.5	104.0	0.05%
Lake Area Autosound LLC and Ryan H. Whittington	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	7/28/2039	125.0	122.9	122.9	0.06%
Food & Fuel Company LLC dba Lowery Food Mart	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/4/2040	122.5	122.5	124.3	0.06%
Lamjam LLC (EPC) Goldsmith Lambros Inc (OC)	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	8/27/2024	133.8	122.2	121.6	0.06%
Trademark Equipment Company Inc and David A. Daniel	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	8/19/2036	133.6	122.1	126.9	0.06%
Supreme Screw Products, Inc. and Misha Migdal	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	4/17/2019	308.2	121.6	122.7	0.06%
Atlas Mountain Construction, LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	5/13/2038	127.3	121.2	126.1	0.06%
Medworxs LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/3/2025	125.0	121.1	101.6	0.05%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
LP Industries Inc dba Childforms	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	7/29/2025	125.0	120.9	112.3	0.06%
Bizzare Foods Inc dba Trooper Foods	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/12/2025	125.0	120.6	100.3	0.05%
3 F Management LLC and ATC Port Charlotte LLC dba Around The Clock Fit	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/17/2024	131.3	120.4	106.2	0.05%
JDR Industries Inc dba CST-The Composites Store, JetCat USA	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	1/21/2024	140.3	120.4	114.1	0.06%
Prospect Kids Academy Inc	Educational Services	Term Loan	Prime plus 2.75%	9/11/2038	124.3	119.2	120.5	0.06%
Copper Beech Financial Group LLC	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	3/30/2025	125.0	118.7	107.2	0.05%
Knits R Us, Inc. dba NYC Sports / Mingle	Textile Mills	Term Loan	Prime plus 2.75%	2/11/2038	125.0	118.4	123.1	0.06%
1258 Hartford TPKE, LLC (EPC) and Phelps and Sons, Inc (OC)	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/29/2038	124.6	118.3	120.9	0.06%
Northwind Outdoor Recreation, Inc. dba Red Rock Wilderness Store	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/18/2036	129.5	117.9	123.2	0.06%
DC Real LLC and DC Enterprises LTD dba Lakeview True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/20/2039	119.4	117.8	116.3	0.06%
Balthazar Management Virgin Islands LLC dba The Beach Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/27/2025	123.3	117.1	116.6	0.06%
Profile Performance, Inc. and Eidak Real Estate, L.L.C.	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/20/2036	127.5	115.7	120.8	0.06%
Wilton Dental Care P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/29/2024	128.1	115.6	106.3	0.05%
Top Properties LLC and LP Industries, Inc dba Childforms	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	120.0	115.5	118.8	0.06%
JRA Holdings LLC (EPC) Jasper County Cleaners Inc dba Superior Cleaner	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/28/2038	121.0	115.5	120.1	0.06%
Qycell Corporation	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	8/19/2021	187.5	114.2	114.2	0.06%
Kemmer, LLC (EPC) and Pitts Package Store, Inc.(OC)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/31/2039	117.5	114.1	109.9	0.05%
AS Boyals LLC dba Towne Liquors	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/29/2039	117.5	114.1	117.4	0.06%
R2 Tape Inc dba Presto Tape	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/31/2022	155.0	114.1	115.2	0.06%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Modern Manhattan, LLC	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	9/20/2020	204.0	113.3	113.5	0.06%
5091 LLC and TR/AL LLC d/b/a Cafe Africana	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/31/2037	121.3	113.2	117.8	0.06%
Lemonberry Food Stores Inc dba Lemonberry Frozen Yogurt	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/29/2025	112.5	112.5	98.4	0.05%
Katie Senior Care LLC dba Home Instead Senior Care	Social Assistance	Term Loan	Prime plus 2.75%	8/15/2024	124.3	112.3	93.2	0.05%
Shelton Incorporated dba Mrs. Winners	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/20/2040	112.5	111.2	112.1	0.05%
Dosus Inc dba Perry's Pools	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/7/2025	112.5	110.9	95.2	0.05%
Qycell Corporation	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	8/26/2024	121.0	109.5	98.8	0.05%
Golden Gate Lodging LLC (OC)	Accommodation	Term Loan	Prime plus 2.75%	3/12/2038	115.0	109.2	112.6	0.06%
Rainbow Dry Cleaners	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/13/2024	122.5	109.1	102.8	0.05%
S.B.B. Enterprises Inc dba Williamston Hardware	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/19/2040	108.8	108.8	100.8	0.05%
Sushiya, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/8/2025	108.8	108.8	97.2	0.05%
Westville Seafood LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/19/2038	112.3	107.7	107.6	0.05%
Cormac Enterprises and Wyoming Valley Beverage Incorporated	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/20/2039	110.8	107.6	110.6	0.05%
Excel RP Inc	Machinery Manufacturing	Term Loan	Prime plus 2.75%	8/30/2023	130.3	107.2	105.9	0.05%
Wallace Holdings LLC (EPC) GFA International Inc (OC)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.5%	11/25/2023	125.0	105.2	96.5	0.05%
Forever & Always of Naples Inc dba Island Animal Hospital	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/24/2025	107.5	104.7	94.8	0.05%
Mustafa Inc dba Adiba Grocery	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/17/2025	103.8	103.8	103.7	0.05%
Pooh's Corner Realty LLC and Pooh's Corner Inc	Social Assistance	Term Loan	Prime plus 2.75%	7/23/2040	103.8	103.2	104.0	0.05%
Ridge Road Equestrian LLC dba Ricochet Ridge Ranch Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/23/2040	102.5	102.5	102.3	0.05%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Seagate Group Holdings, Inc. dba Seagate Logistics, Inc.	Support Activities for Transportation	Term Loan	Prime plus 2.75%	1/28/2036	113.4	102.1	106.6	0.05%
WPI, LLC	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	6/29/2024	129.5	101.3	102.2	0.05%
B and A Friction Materials Inc	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/9/2025	102.5	101.2	85.2	0.04%
Shorr Enterprises Inc dba New Design Furniture Manufacturers	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	3/27/2025	106.5	101.2	92.8	0.05%
Island Wide Realty LLC and Long Island Partners, Inc.	Real Estate	Term Loan	Prime plus 2.75%	4/22/2039	103.8	100.9	103.8	0.05%
Nancy & Karl Schmidt(EPC) Moments to Remember USA, LLC	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	2/15/2038	106.3	100.7	103.9	0.05%
Firm Foundations Inc David S Gaitan Jr and Christopher K Daigle	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/3/2038	104.3	100.5	97.9	0.05%
State Painting and Decorating Co Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/25/2025	100.0	100.0	84.2	0.04%
Delta Aggregate, LLC	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	11/30/2025	100.0	100.0	99.9	0.05%
Custom Exteriors, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/9/2025	100.0	100.0	87.3	0.04%
Matthew Taylor and Landon Farm LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/4/2040	100.0	99.8	88.7	0.04%
DNT Storage and Properties LLC	Real Estate	Term Loan	Prime plus 2.75%	10/10/2039	101.8	99.8	99.4	0.05%
Little People's Village II LLC (OC) and Iliopoulos Realty LLC (EPC)	Social Assistance	Term Loan	Prime plus 2.75%	3/31/2039	101.5	99.1	97.6	0.05%
Bear Creek Entertainment, LLC dba The Woods at Bear Creek	Accommodation	Term Loan	Prime plus 2.75%	12/30/2024	106.3	99.0	98.6	0.05%
Zinger Hardware and General Merchant Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/26/2024	110.5	98.4	94.9	0.05%
Miss Cranston Diner II, LLC and Miss Cranston II Realty LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/17/2039	100.0	98.2	96.0	0.05%
Keller Holdings LLC and David H Keller III and Carie C Keller	Scenic and Sightseeing Transportation	Term Loan	Prime plus 2.75%	9/30/2039	100.0	97.9	98.5	0.05%
Lefont Theaters, Inc.	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	5/30/2022	137.0	97.9	98.4	0.05%
G.M. Pop's, Inc. & S.D. Food, Inc. dba Popeyes Louisiana Kitchen	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/11/2022	127.1	97.6	95.4	0.05%
New Paltz Dental Care, PLLC dba Ariel Dental Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/19/2025	100.0	97.5	92.5	0.05%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
California College of Communications, Inc.	Educational Services	Term Loan	Prime plus 2.75%	11/2/2020	172.5	97.2	97.3	0.05%
986 Dixwell Avenue Holding Company, LLC(EPC) and Mughali Foods, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/7/2039	99.1	96.4	97.1	0.05%
Anthony C Dinoto and Susan S P Dinoto and Anthony C Dinoto Funeral Home	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/26/2038	100.0	96.0	98.7	0.05%
Custom Software, Inc. a Colorado Corporation dba M-33 Access	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	4/30/2022	125.0	94.3	95.6	0.05%
J and K Fitness L.L.C. dba Physiques Womens Fitness Center	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2041	93.8	93.7	93.2	0.05%
First Steps Real Estate Company, LLC (EPC) and First Steps Preschool	Social Assistance	Term Loan	Prime plus 2.75%	9/30/2038	97.6	93.6	92.5	0.05%
A & A Auto Care, LLC d/b/a A & A Auto Care, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/12/2036	101.0	93.4	97.3	0.05%
GIA Realty LLC and VRAJ GIA LLC dba Lakeview Laundromat	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/28/2038	97.5	93.0	96.8	0.05%
Key Products I&II, Inc. dba Dunkin' Donuts/Baskin-Robbins	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/10/2021	153.0	92.6	93.0	0.05%
Metro Used Cars Inc. dba Metro Auto Center	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	1/14/2027	117.6	92.6	94.9	0.05%
MRM Supermarkets, Inc. dba Constantin's Breads	Food Manufacturing	Term Loan	Prime plus 2.75%	11/10/2021	137.5	91.9	92.5	0.05%
Union 2 LLC dba The Standard	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/10/2025	91.5	91.5	83.7	0.04%
E.S.F.P. LLC dba Volusia Van and Storage	Truck Transportation	Term Loan	Prime plus 2.75%	11/11/2025	91.3	91.2	78.6	0.04%
U & A Food and Fuel, Inc. dba Express Gas & Food Mart	Gasoline Stations	Term Loan	Prime plus 2.75%	11/21/2037	96.3	90.7	94.3	0.05%
Sico & Walsh Insurance Agency Inc and The AMS Trust	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	6/6/2039	250.0	90.6	93.3	0.05%
Royal Crest Motors LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/16/2040	91.3	90.1	87.5	0.04%
Moochie's LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/13/2024	100.5	90.0	83.2	0.04%
Video Vault & Tanning LLC and Mosaic Salon LLC	Rental and Leasing Services	Term Loan	Prime plus 2.75%	6/4/2040	90.5	89.9	91.2	0.04%
Little People's Village II LLC (OC) and Iliopoulos Realty LLC (EPC)	Social Assistance	Term Loan	Prime plus 2.75%	3/31/2039	92.1	89.9	88.5	0.04%
Lisle Lincoln II Limited Partnership dba Lisle Lanes LP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/30/2024	100.0	89.2	89.2	0.04%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Ronny Ramirez RX Corp dba Naturxheal Family Pharmacy	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	11/20/2025	89.0	89.0	76.4	0.04%
Angkor Restaurant Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/19/2038	93.0	88.9	90.5	0.04%
Music Mountain Water Company,LLC dba Music Mountain Water Co.	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	12/29/2019	185.4	88.9	89.8	0.04%
Seelan Inc dba Candleridge Market	Gasoline Stations	Term Loan	Prime plus 2.75%	10/27/2039	90.5	88.7	84.8	0.04%
Delta Aggregate LLC	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	3/30/2025	90.0	88.2	87.9	0.04%
Advanced Machine & Technology, Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	7/29/2025	90.3	88.0	80.6	0.04%
The River Beas LLC and Punam Singh	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/8/2039	90.3	87.8	88.3	0.04%
Manuel P. Barrera and Accura Electrical Contractor, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/23/2028	103.7	87.6	88.9	0.04%
Navdeep B Martins and Busy Bubbles LLC dba Wishy Washy	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/24/2039	89.0	87.4	81.6	0.04%
Greensward of Marco Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/28/2040	87.5	87.2	84.8	0.04%
Kiddie Steps 4 You Inc.	Social Assistance	Term Loan	Prime plus 2.75%	9/25/2038	89.3	86.7	85.9	0.04%
Tannehill Enterprises Inc dba Hobbytown USA Folsom	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	10/14/2025	87.4	86.5	72.9	0.04%
AM PM Properties, LLC and AM PM Willington, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/17/2040	87.1	86.2	86.1	0.04%
E-Z Box Storage, Inc.	Real Estate	Term Loan	Prime plus 2.75%	5/11/2025	89.3	85.9	85.6	0.04%
Animal Intrusion Prevention Systems Holding Company, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/29/2024	126.5	85.7	87.2	0.04%
Kurtis Sniezek dba Wolfe's Foreign Auto	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/20/2038	88.9	85.7	88.2	0.04%
Bat Bridge Investments Inc dba Kalologie 360 Spa	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/30/2025	85.5	85.5	72.0	0.04%
Sumad LLC dba BrightStar Care of Encinitas	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/2/2024	92.5	85.4	85.0	0.04%
Doctors Express Management of Central Texas LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/8/2024	105.0	85.2	80.8	0.04%
RDRhonehouse ENT. LLC dba Chill Skinz	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	4/29/2025	88.9	85.0	70.7	0.03%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
R & R Security and Investigations Inc dba Pardners Lake Buchanan	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/19/2040	85.4	84.4	85.8	0.04%
Tanner Optical Inc. dba Murphy Eye Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/22/2035	94.6	84.0	87.4	0.04%
SKJ Inc dba Subway	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/13/2025	84.8	83.3	71.1	0.03%
J&M Concessions Inc dba A 1 Liquors	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/27/2025	87.5	81.9	73.0	0.04%
Osceola River Mill, LLC(EPC) Ironman Machine, Inc.(OC)	Machinery Manufacturing	Term Loan	Prime plus 2.75%	2/20/2038	86.3	81.6	84.2	0.04%
Bakhtar Group LLC dba Malmaison	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2023	103.8	81.7	79.2	0.04%
Zephyr Seven Series LLC dba 18/8 Fine Men's Salon	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/28/2025	81.3	81.3	70.0	0.03%
209 North 3rd Street, LLC (EPC) Yuster Insurance Group Inc (OC)	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/29/2038	83.9	80.2	80.9	0.04%
LAN Doctors Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/28/2025	81.3	79.7	72.0	0.04%
Peanut Butter & Co., Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	4/30/2023	100.0	79.4	77.3	0.04%
Cares Inc dba Dumpling Grounds Day Care Center	Social Assistance	Term Loan	Prime plus 2.75%	5/1/2040	81.9	78.8	80.1	0.04%
Hofgard & Co., Inc. dba HofgardBenefits	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/27/2022	107.3	78.1	78.0	0.04%
Limameno LLC dba Sal's Italian Ristorante	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/23/2025	83.3	78.0	66.9	0.03%
Dean 1021 LLC dba Pure Pita	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/29/2025	80.0	77.5	65.6	0.03%
Firm Foundations Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/13/2025	81.3	77.2	68.3	0.03%
L.M. Jury Enterprises, Inc dba Midwest Monograms	Textile Product Mills	Term Loan	Prime plus 2.75%	10/28/2025	77.0	76.5	65.8	0.03%
39581 Garfield, LLC and Tri County Neurological Associates, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2036	83.3	76.2	79.1	0.04%
Holloway & CO. P.L.L.C.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/16/2025	75.0	75.0	74.9	0.04%
Moments to Remember USA LLC dba Retain Loyalty	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/16/2025	75.0	75.0	68.2	0.03%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
M & H Pine Straw, Inc and Harris L. Maloy	Support Activities for Agriculture and Forestry	Term Loan	6%	4/30/2020	183.3	75.0	75.7	0.04%
Elegant Fireplace Mantels, Inc. dba Elegant Fireplace Mantels	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/31/2022	97.5	74.8	72.6	0.04%
BVIP Limousine Service LTD	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	11/27/2038	76.5	73.7	74.7	0.04%
Zog Inc.	Other Information Services	Term Loan	6%	3/17/2018	97.5	73.6	74.1	0.04%
Kelly Auto Care LLC dba Shoreline Quick Lube and Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/18/2023	87.5	73.2	68.7	0.03%
Faramarz Nikourazm dba Car Clinic Center	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/3/2040	73.8	72.9	70.4	0.03%
B&P Diners LLC dba Engine House Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/10/2024	80.0	72.9	60.5	0.03%
Awesome Pets II Inc dba Mellisa's Pet Depot	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	2/7/2024	83.2	72.7	68.1	0.03%
Jonathan E Nichols and Nichols Fire and Security LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/30/2025	75.0	72.7	68.2	0.03%
Gerami Realty, LC (EPC) Sherrill Universal City Corral, LP	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/23/2027	78.8	72.0	72.3	0.04%
Tri County Heating and Cooling Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2023	87.8	71.6	70.8	0.03%
Bliss Coffee and Wine Bar, LLC	Food Services and Drinking Places	Term Loan	6%	3/19/2018	87.5	71.4	71.8	0.04%
SCJEN Management Inc dba Bowl of Heaven	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2025	71.3	71.3	60.0	0.03%
LaHoBa, LLC d/b/a Papa John's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/3/2036	77.5	70.4	73.4	0.04%
Triangle Trash LLC dba Bin There Dump That	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	2/18/2025	74.4	70.1	62.8	0.03%
R2 Tape Inc dba Presto Tape	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	4/10/2024	78.8	69.1	69.5	0.03%
Gold Jet Corp dba The UPS Store	Couriers and Messengers	Term Loan	Prime plus 2.75%	8/14/2025	68.3	68.3	61.7	0.03%
Vortex Automotive LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/5/2035	76.6	67.6	70.4	0.03%
Chickamauga Properties, Inc., MSW Enterprises, LLP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/22/2035	74.3	67.3	70.3	0.03%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
New Life Holdings, LLC and Certified Collision Services, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/29/2035	76.2	67.3	70.1	0.03%
Kantz LLC and Kantz Auto LLC dba Kantz's Hometown Auto	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/29/2039	68.1	66.9	65.5	0.03%
RM Hawkins LLC dba Pure Water Tech West and Robert M Hawkins	Nonstore Retailers	Term Loan	Prime plus 2.75%	8/26/2023	85.8	66.9	67.1	0.03%
Stormrider Inc dba Shirley's Stormrider Inc	Truck Transportation	Term Loan	Prime plus 2.75%	9/23/2025	67.5	66.7	56.1	0.03%
I-90 RV & Auto Supercenter	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/29/2035	74.9	66.5	69.4	0.03%
Accent Homes Services LLC dba Benjamin Franklin Plumbing of Kansas City	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/30/2028	66.5	65.9	63.2	0.03%
Shree Om Lodging, LLC dba Royal Inn	Accommodation	Term Loan	Prime plus 2.75%	5/2/2030	333.3	65.6	67.9	0.03%
NVR Corporation dba Discount Food Mart	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/11/2039	68.3	65.4	67.3	0.03%
Onofrio's Fresh Cut Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/6/2024	75.0	65.4	64.2	0.03%
Orient Direct, Inc. dba Spracht, Celltek, ODI	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	2/12/2023	84.9	65.4	63.4	0.03%
Kostekos Inc dba New York Style Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/6/2040	66.3	65.4	63.1	0.03%
MLM Enterprises LLC and Demand Printing Solutions Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/18/2024	70.5	65.1	60.3	0.03%
Jenkins-Pavia Corporation dba Victory Lane Quick Oil Change	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/27/2037	69.8	65.0	67.7	0.03%
Danjam Enterprises, LLC dba Ariel Dental Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/29/2023	93.0	64.8	65.7	0.03%
Beale Street Blues Company-West Palm Beach LLC dba Lafayette's-West Palm Beach	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	7/24/2025	66.3	64.6	56.5	0.03%
SofRep, Inc dba Force 12 Media	Other Information Services	Term Loan	Prime plus 2.75%	6/26/2025	66.3	64.2	53.4	0.03%
Pauley Tree and Lawn Care Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/28/2025	65.8	64.1	57.1	0.03%
Michael A.and HeatherR. Welsch dba Art & FrameEtc.	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/22/2038	67.5	64.1	66.0	0.03%
Kidrose, LLC dba Kidville Riverdale	Educational Services	Term Loan	Prime plus 2.75%	4/22/2023	78.8	63.3	62.3	0.03%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Yousef Khatib dba Y&M Enterprises	Wholesale Electronic Markets and Agents and Brokers	Term Loan	Prime plus 2.75%	11/15/2023	75.0	63.2	58.7	0.03%
Free Ion Advisors LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/21/2025	64.3	62.7	52.8	0.03%
Truth Technologies Inc dba Truth Technologies Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/21/2023	79.5	62.6	61.1	0.03%
Guard Dogs MFS LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/8/2025	65.0	62.6	52.5	0.03%
Joseph Nich and Tina M. Nich dba Vic's Greenhouses	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/4/2025	62.5	62.5	62.4	0.03%
Sourceco Limited Liability Company	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/17/2025	62.5	62.5	54.5	0.03%
Optima Health Care Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/23/2025	62.5	62.5	62.4	0.03%
Pace Motor Lines, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	2/26/2025	66.2	62.5	62.0	0.03%
God is Good LLC dba BurgerFi	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/27/2025	67.3	62.4	56.0	0.03%
Kup’s Auto Spa, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/23/2025	62.5	62.1	60.2	0.03%
Rutledge Enterprises Inc dba BLC Property Management	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/23/2040	62.5	61.8	60.6	0.03%
Almost Home Daycare LLC	Social Assistance	Term Loan	Prime plus 2.75%	9/11/2025	62.5	61.7	60.1	0.03%
O'Rourkes Diner LLC dba O'Rourke's Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/19/2037	65.5	61.5	62.9	0.03%
Kiddie Steps 4 You Inc.	Social Assistance	Term Loan	Prime plus 2.75%	2/19/2040	61.8	61.1	57.8	0.03%
DTM Parts Supply Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/2/2025	62.8	60.8	50.6	0.02%
Polpo Realty, LLC(EPC) Polpo Restaurant, LLC (OC)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/6/2038	62.5	60.5	62.2	0.03%
ViAr Visual Communications, Inc. dba Fastsigns 281701	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/5/2025	62.0	60.1	51.2	0.03%
Baystate Firearms and Training, LLC	Educational Services	Term Loan	Prime plus 2.75%	2/27/2025	63.4	59.7	50.1	0.02%
Inverted Healthcare Staffing of Florida LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/18/2025	61.3	59.3	49.3	0.02%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Smith Spinal Care Center P.C. and James C. Smith	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/8/2039	60.0	58.8	57.5	0.03%
Home Again Restaurant LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2040	59.0	58.8	58.1	0.03%
ALF, LLC (EPC) Mulit-Service Eagle Tires (OC)	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	5/31/2037	62.9	58.6	61.0	0.03%
Emerald Ironworks Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/27/2023	72.0	58.5	57.3	0.03%
Homegrown For Good LLC	Apparel Manufacturing	Term Loan	Prime plus 2.75%	5/8/2025	60.0	57.8	50.5	0.02%
Metano IBC Services, Inc. and Stone Brook Leasing, LLC	Rental and Leasing Services	Term Loan	Prime plus 2.75%	8/17/2017	315.0	57.1	57.4	0.03%
Eco-Green Reprocessing LLC and Denali Medical Concepts, LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	11/27/2023	67.2	56.7	52.5	0.03%
University Park Retreat, LLC dba Massage Heights	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/27/2022	76.0	56.5	57.1	0.03%
Gordon E Rogers dba Stonehouse Motor Inn	Accommodation	Term Loan	Prime plus 2.75%	9/26/2039	57.5	56.3	57.2	0.03%
Eldredge Tavern LLC dba Gonyea's Tavern	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/8/2040	56.3	55.8	56.8	0.03%
SuzyQue’s LLC dba Suzy Que’s	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/11/2036	61.0	55.3	57.7	0.03%
Long Island Barber + Beauty LLC	Educational Services	Term Loan	Prime plus 2.75%	6/2/2039	55.5	54.1	54.1	0.03%
Global Educational Delivery Services LLC	Educational Services	Term Loan	Prime plus 2.75%	6/16/2024	60.0	54.0	54.3	0.03%
Danny V, LLC dba Hugo's Taproom	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2040	54.0	53.6	49.2	0.02%
D & D's Divine Beauty School of Esther, LLC	Educational Services	Term Loan	6%	8/1/2031	57.7	53.5	55.5	0.03%
Handy 6391 LLC dba The UPS Store #6391	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/27/2023	62.5	53.4	53.6	0.03%
Road to Sedona Inc dba Thirteen	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/27/2025	56.6	53.4	45.1	0.02%
Joyce Outdoor Advertising NJ LLC and Joyce Outdoor Advertising LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/26/2040	54.0	53.4	53.3	0.03%
Modern Leather Goods Repair Shop Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2024	58.8	53.1	44.1	0.02%
Jonesboro Health Food Center LLC	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	5/27/2024	60.0	52.9	48.6	0.02%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
B.S. Ventures LLC dba Dink's Market	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/19/2039	53.8	52.9	53.5	0.03%
God Be Glorified Inc dba GBG Inc	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	8/20/2025	53.0	52.0	43.8	0.02%
Real Help LLC dba Real Help Decorative Concrete	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/22/2025	53.1	51.5	49.6	0.02%
Akshar Group, LLC	Accommodation	Term Loan	6%	11/5/2028	321.3	51.3	53.0	0.03%
KMC RE, LLC & B&B Kennels	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/19/2034	58.3	51.0	53.1	0.03%
The Red Pill Management, Inc. dba UFC Gym Matthews	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	11/26/2024	54.3	50.9	44.6	0.02%
Gregory P Jellenek OD and Associates PC dba Gregory P Jellenek OD	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/28/2023	63.5	50.9	50.4	0.02%
Success Express,Inc. dba Success Express	Couriers and Messengers	Term Loan	Prime plus 2.75%	9/29/2020	91.8	50.6	50.6	0.02%
D&G Capital LLC dba Miami Grill 277	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2025	83.8	50.5	49.7	0.02%
Martin L Hopp, MD PHD A Medical Corp (OC) dba Tower ENT	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2022	66.3	50.5	49.7	0.02%
Atlas Auto Body Inc dba Atlas Auto Sales	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/22/2039	51.6	50.4	48.3	0.02%
Veliu LLC dba FASTSIGNS #15901	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	9/10/2025	50.0	50.0	43.2	0.02%
K's Salon, LLC d/b/a K's Salon	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/20/2021	73.6	49.8	49.5	0.02%
Jacksonville Beauty Institute Inc. dba Beauty Institute's	Educational Services	Term Loan	Prime plus 2.75%	10/23/2025	50.0	49.7	41.9	0.02%
Sound Manufacturing Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/12/2028	54.8	49.6	48.1	0.02%
Sound Manufacturing Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/21/2025	50.0	49.5	43.9	0.02%
South Towne Dental Center, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/25/2025	50.0	49.4	49.3	0.02%
Finish Strong Inc dba FASTSIGNS St Peters	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	9/23/2025	50.0	49.4	41.6	0.02%
AGV Enterprises LLC dba Jet's Pizza #42	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2024	54.8	49.2	42.0	0.02%
Southeast Chicago Soccer, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2038	51.3	49.1	50.5	0.02%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Trading Group 3 Inc	Nonstore Retailers	Term Loan	Prime plus 2.75%	8/28/2025	50.0	49.1	41.3	0.02%
Java Warung, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/19/2038	51.0	48.4	50.0	0.02%
DRV Enterprise, Inc. dba Cici's Pizza # 339	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/26/2022	65.0	48.2	48.8	0.02%
Ryan D. Thornton and Thornton & Associates LLC	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	5/24/2023	68.8	47.5	46.1	0.02%
Highway Striping Inc	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	6/30/2024	53.1	47.3	44.4	0.02%
Feel The World Inc dba Xero Shoes and Invisible Shoes	Leather and Allied Product Manufacturing	Term Loan	Prime plus 2.75%	9/5/2024	51.9	47.3	40.4	0.02%
CJR LLC (EPC) and PowerWash Plus, Inc. (OC)	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/30/2024	53.0	46.9	45.8	0.02%
Alexandra Afentoulides dba Vi's Pizza Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/11/2040	46.3	46.3	47.1	0.02%
Screenmobile Management Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/14/2025	47.0	46.1	39.2	0.02%
Will Zac Management LLC dba Papa John's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/19/2024	48.8	46.1	45.9	0.02%
Any Garment Cleaner-East Brunswick, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/18/2023	53.8	45.7	44.8	0.02%
CBA D&A Pope, LLC dba Christian Brothers Automotive	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/14/2018	144.9	45.6	45.9	0.02%
Chickamauga Properties, Inc. and MSW Enterprises, LLP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/19/2022	59.8	45.0	45.5	0.02%
LABH, Inc. t/a Ramada Ltd.	Accommodation	Term Loan	Prime plus 2.25%	9/27/2024	555.0	44.9	45.0	0.02%
B for Brunette	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/10/2023	53.4	44.9	41.1	0.02%
Delta Partners, LLC dba Delta Carwash	Repair and Maintenance	Term Loan	Prime plus 2.5%	4/5/2029	280.9	44.8	45.7	0.02%
Rudy & Louise Chavez dba Clyde's Auto and Furniture Upholstery	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/2/2035	50.1	44.7	46.6	0.02%
Stellar Environmental LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/18/2023	56.3	44.3	44.5	0.02%
Alyssa Corp dba Knights Inn	Accommodation	Term Loan	Prime plus 2.25%	9/30/2023	350.0	44.2	44.3	0.02%
Jatcoia, LLC dba Plato's Closet	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	8/15/2023	65.0	44.2	44.3	0.02%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
MM and M Management Inc dba Pizza Artista	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/19/2025	46.3	44.0	37.4	0.02%
Morning Star Trucking LLC and Morning Star Equipment and Leasing LLC	Truck Transportation	Term Loan	Prime plus 2.75%	7/17/2023	53.8	43.8	39.9	0.02%
Sound Coaching Inc	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	4/14/2025	44.4	42.5	35.3	0.02%
Jaymie Hazard dba Indigo Hair Studio and Day Spa	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/20/2040	42.9	42.4	40.7	0.02%
Thomas P. Scoville dba Scoville Plumbing & Heating, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/16/2021	62.5	41.6	42.2	0.02%
Stephen Frank, Patricia Frank and Suds Express LLC dba Frank Chiropra	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/25/2023	63.0	41.0	41.7	0.02%
Lavertue Properties LLP dba Lavertue Properties	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/29/2036	44.8	40.9	42.8	0.02%
Equity National Capital LLC & Chadbourne Road Capital, LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	9/26/2021	62.5	40.8	40.8	0.02%
Excel RP, Inc./Kevin and Joann Foley	Machinery Manufacturing	Term Loan	Prime plus 2.75%	7/8/2028	50.0	40.1	41.2	0.02%
Peanut Butter & Co., Inc. d/b/a Peanut Butter & Co.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/3/2021	65.5	39.8	40.0	0.02%
Financial Network Recovery	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/26/2025	40.0	39.3	33.1	0.02%
Jojan, Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.25%	12/18/2031	204.8	39.2	39.4	0.02%
All American Printing	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	10/26/2032	69.8	39.0	40.6	0.02%
Play and Stay LLC dba Zoom Room Tinton Falls	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/18/2024	42.1	38.8	32.2	0.02%
K9 Bytes, Inc & Epazz, Inc dba K9 Bytes, Inc	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	10/26/2021	58.8	38.8	38.7	0.02%
Legacy Estate Planning Inc dba American Casket Enterprises	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/21/2024	42.0	38.8	32.2	0.02%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Valiev Ballet Academy, Inc	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	8/12/2036	91.5	38.8	40.4	0.02%
Kids in Motion of Springfield LLC dba The Little Gym of Springfield IL	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/18/2023	45.0	38.7	35.8	0.02%
Serious-Fun in Alpharetta, LLC dba The Little Gym of Alpharetta	Educational Services	Term Loan	Prime plus 2.75%	9/20/2023	46.3	38.6	35.9	0.02%
Scoville Plumbing & Heating Inc and Thomas P. Scoville	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/25/2022	50.0	38.3	38.7	0.02%
Alma J. and William R. Walton (EPC) and Almas Child Day Care Center	Social Assistance	Term Loan	Prime plus 2.75%	9/11/2038	39.5	37.9	39.0	0.02%
Lahoba,LLC dba Papa John's Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/30/2034	42.5	37.3	39.0	0.02%
Orange County Cleaning Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/27/2024	41.3	37.3	31.0	0.02%
Lodin Medical Imaging, LLC dba Watson Imaging Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/1/2020	66.4	37.3	37.7	0.02%
Janice B. McShan and The Metropolitan Day School, LLC	Social Assistance	Term Loan	Prime plus 2.75%	10/31/2023	42.8	36.9	36.8	0.02%
Aiello's Pizzeria LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/18/2024	42.8	36.5	34.2	0.02%
M & H Pine Straw, Inc.and Harris Maloy	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	7/10/2020	67.5	36.2	36.5	0.02%
ENI Inc. dba ENI Group, Inc	Other Information Services	Term Loan	Prime plus 2.75%	12/11/2025	36.0	36.0	31.8	0.02%
Capital Scrap Metal LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/18/2025	36.0	36.0	30.7	0.02%
KIND-ER-ZZ Inc dba Kidville	Educational Services	Term Loan	Prime plus 2.75%	6/15/2022	50.0	35.7	35.6	0.02%
Gulfport Academy Child Care and Learning Center, Inc. and Jennifer Sis	Social Assistance	Term Loan	Prime plus 2.75%	8/30/2023	43.3	35.6	35.1	0.02%
Babie Bunnie Enterprises Inc dba Triangle Mothercare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/28/2027	46.3	35.4	34.7	0.02%
Dave Kris, and MDK Ram Corp.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/5/2026	221.0	35.0	35.9	0.02%
Actknowledge,Inc dba Actknowledge	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/21/2021	57.3	34.7	35.1	0.02%
401 JJS, Corp and G. Randazzo's Trattoria Corporation	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/1/2040	52.8	34.3	35.0	0.02%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Andrene's LLC dba Andrene's Caribbean Soul Food Carry Out	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/23/2024	37.8	34.3	28.6	0.01%
CPN Motel, L.L.C. dba American Motor Lodge	Accommodation	Term Loan	Prime plus 2.25%	4/30/2024	379.0	34.0	34.1	0.02%
Smooth Grounds, Inc.	Food Services and Drinking Places	Term Loan	7.75%	10/11/2016	64.5	33.9	34.1	0.02%
Naseeb Corporation	Accommodation	Term Loan	Prime plus 2.25%	3/31/2024	402.5	33.1	33.1	0.02%
Harbor Ventilation Inc and Estes Investment, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2038	92.1	32.8	33.7	0.02%
Kino Oil of Texas, LLC dba Kino Oil	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/27/2020	60.0	32.6	32.9	0.02%
My Jewels, LLC dba The UPS Store #6712	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/7/2025	56.3	32.4	27.3	0.01%
Kinisi, Inc. dba The River North UPS Store	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/18/2024	41.3	32.2	31.2	0.02%
Center-Mark Car Wash, Ltd	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/18/2024	221.3	30.7	31.4	0.02%
Robert F. Schuler and Lori A. Schuler dba Bob’s Service Center	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/30/2035	34.0	30.5	31.8	0.02%
Dream Envy, Ltd. d/b/a Massage Envy	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/9/2018	88.0	30.4	30.7	0.02%
Deesha Corporation, Inc. dba Best Inn & Suites	Accommodation	Term Loan	Prime plus 2.25%	2/14/2025	250.0	30.0	30.1	0.01%
Twietmeyer Dentistry PA	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/30/2017	148.9	29.0	29.2	0.01%
CMA Consulting dba Construction Management Associates	Construction of Buildings	Term Loan	Prime plus 2.75%	12/11/2019	58.5	28.6	28.7	0.01%
North Atlanta RV Rentals LLC	Rental and Leasing Services	Term Loan	Prime plus 2.75%	6/29/2025	144.3	28.2	23.5	0.01%
Little People’s Village, LLC dba Little People’s Village	Social Assistance	Term Loan	Prime plus 2.75%	1/31/2036	31.1	28.0	29.2	0.01%
Maruti, Inc	Accommodation	Term Loan	Prime plus 2.25%	11/25/2024	220.0	27.9	28.0	0.01%
A & A Acquisition, Inc. dba A & A International	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	2/15/2018	100.0	26.8	27.0	0.01%
ActKnowledge,Inc dba ActKnowledge	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/30/2020	50.0	26.5	26.9	0.01%
Planet Verte, LLC dba Audio Unlimited of Oceanside	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/28/2019	57.0	26.5	26.6	0.01%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Seven Stars Enterprises, Inc. dba Atlanta Bread Company	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2018	86.3	26.4	26.6	0.01%
K & D Family and Associates, Inc. dba Philly Pretzel Factory	Food and Beverage Stores	Term Loan	Prime plus 2.75%	8/5/2018	81.3	26.3	26.5	0.01%
39581 Garfield, LLC and Tricounty Neurological Associates, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2036	28.5	25.9	26.9	0.01%
Craig R Freehauf d/b/a Lincoln Theatre	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	5/31/2022	47.9	25.3	25.7	0.01%
Shree OM Lodging, LLC dba Royal Inn	Accommodation	Term Loan	Prime plus 2.75%	12/17/2035	27.7	24.9	25.9	0.01%
Lincoln Park Physical Therapy	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/20/2020	43.5	24.4	24.7	0.01%
Aldine Funeral Chapel, LLC dba Aldine Funeral Chapel	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/8/2038	73.8	24.0	24.9	0.01%
Parties By Pat, Inc. and Jose M. Martinez Jr.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/11/2017	93.1	22.8	23.0	0.01%
B & J Manufacturing Corporation and Benson Realty Trust	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2%	3/30/2021	250.0	22.6	22.4	0.01%
Gain Laxmi, Inc. dba Super 8 Motel	Accommodation	Term Loan	Prime plus 2.25%	5/31/2023	202.5	22.5	22.5	0.01%
RDT Enterprises, L.L.C.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/12/2025	22.5	22.5	20.9	0.01%
Medeiros Holdings Inc dba Outdoor Lighting Perspectives of the Triad	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	11/25/2025	22.5	22.5	19.0	0.01%
AGR Foodmart Inc dba Nashua Road Mobil	Gasoline Stations	Term Loan	Prime plus 2.75%	12/11/2025	22.5	22.5	21.1	0.01%
DC Enterprises Ltd. dba Lakeview True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/14/2025	22.5	22.5	21.2	0.01%
ADMO Inc dba Mid States Equipment	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	10/8/2025	22.5	22.4	19.3	0.01%
Insurance Fire & Water Restorations, LLC	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	10/23/2025	22.5	22.4	21.0	0.01%
New Hampshire Precision Metal Fabricators, Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/23/2025	22.5	22.4	22.3	0.01%
Bisson Transportation Inc dba I & R Associates and Document Secutiry	Truck Transportation	Term Loan	Prime plus 2.75%	10/30/2025	22.5	22.4	20.8	0.01%
Binky's Vapes LLC	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/30/2025	22.5	22.2	18.7	0.01%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Planet Verte,LLC d/b/a Audio Unlimited	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/20/2020	40.0	22.0	22.0	0.01%
575 Columbus Avenue Holding Company, LLC and LA-ZE LLC dba EST EST EST	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/30/2039	22.5	22.0	22.3	0.01%
Smart Artists Inc.	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	7/23/2025	22.5	21.9	18.5	0.01%
Delray Scrap Recycling LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	8/31/2025	22.5	21.8	18.4	0.01%
Square Deal Siding Company,LLC dba Square Deal Siding Company	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/18/2025	22.5	21.8	21.7	0.01%
Evinger PA One, Inc. dba Postal Annex, Falcon	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/24/2025	22.5	21.8	19.3	0.01%
E & G Enterprises LLC dba Comfort Keepers	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/26/2025	22.5	21.8	18.2	0.01%
Members Only Software	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/30/2020	40.3	21.8	21.9	0.01%
RJI Services, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/23/2025	22.5	21.6	18.0	0.01%
KenBro Enterprises LLC dba Hearing Aids by Zounds-Cherry Hill	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	10/18/2023	25.8	21.5	20.9	0.01%
Giacchino Maritime Consultants Inc	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/17/2025	22.5	21.5	17.9	0.01%
Ragazza Restaurant Group, Inc. dba Bambolina	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/21/2025	22.5	21.5	18.8	0.01%
Diamond Solutions LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	4/21/2025	22.5	21.5	17.9	0.01%
Gurtej Singh and Ranjit Kaur dba Food Fair Market	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/18/2025	22.5	21.4	17.8	0.01%
Zero-In Media Inc	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	3/25/2025	22.5	21.4	17.8	0.01%
Pen Tex Inc dba The UPS Store	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/20/2025	22.0	21.2	17.6	0.01%
Trading Group 3, Inc.	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	11/26/2024	22.5	20.8	17.3	0.01%
J.R. Wheeler Corporation dba Structurz Exhibits and Graphics	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/24/2025	21.0	20.7	20.7	0.01%
Auto Shine Carwash Inc and AKM R. Hossain and Jessica F. Masud	Gasoline Stations	Term Loan	Prime plus 2.75%	9/26/2024	22.5	20.5	17.8	0.01%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Jatcoia 60056, LLC dba Style Encore	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	3/31/2025	22.3	20.4	19.1	0.01%
H.H. Leonards Trust and Potomac Fund LLC and The 2020 O Street Corporation	Accommodation	Term Loan	Prime plus 2.75%	7/23/2020	62.0	20.3	20.5	0.01%
TJU-DGT Inc dba The Lorenz Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/26/2029	20.6	20.2	20.0	0.01%
L&S Insurance & Financial Services Inc	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/25/2024	22.5	20.2	17.1	0.01%
Complete Body & Paint, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/23/2039	20.8	20.2	20.7	0.01%
Any Garment Cleaner-East Brunswick, Inc dba Any Garment Cleaner	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/18/2020	42.5	20.2	20.4	0.01%
Sujata Inc dba Stop N Save Food Mart and Dhruvesh Patel	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/3/2024	22.5	20.0	18.7	0.01%
Pocono Coated Products, LLC	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/30/2024	22.5	19.9	19.5	0.01%
Palmabak Inc dba Mami Nora's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/22/2025	21.5	19.7	19.5	0.01%
Diag, LLC dba Kidville	Educational Services	Term Loan	Prime plus 2.75%	6/21/2020	37.5	19.4	19.5	0.01%
One Hour Jewelry Repair Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/14/2024	20.6	18.9	15.7	0.01%
MCF Forte LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/29/2025	18.8	18.8	16.0	0.01%
Carolina Beefs, LLC dba Beef O'Brady's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/13/2025	19.5	18.6	15.5	0.01%
Icore Enterprises Inc dba Air Flow Filters Inc	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	1/15/2024	21.8	18.6	18.7	0.01%
Caribbean Concepts, Inc. dba Quick Bleach	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/12/2023	22.5	18.6	17.3	0.01%
M and C Renovations Inc	Construction of Buildings	Term Loan	Prime plus 2.75%	10/31/2024	20.3	18.6	15.5	0.01%
Tammy's Bakery, Inc. dba Tammy's Bakery	Food Manufacturing	Term Loan	Prime plus 2.75%	12/10/2017	71.8	18.5	18.6	0.01%
Min Hui Lin	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/30/2028	134.3	18.5	19.1	0.01%
Major Queens Body & Fender Corp	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/10/2021	28.6	18.2	18.5	0.01%
Shuttle Car Wash, Inc. dba Shuttle Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.25%	11/10/2028	109.8	18.2	18.2	0.01%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Gray Tree Service, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/18/2018	50.0	18.2	18.3	0.01%
Hattingh Incorporated dba Prosthetic Care Facility	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2025	18.0	18.0	16.0	0.01%
Hurshell Leon Dutton dba High Jump Party Rentals	Rental and Leasing Services	Term Loan	Prime plus 2.75%	11/30/2025	17.6	17.6	17.1	0.01%
Boilermaker Industries LLC dba PostNet	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/9/2024	18.8	17.5	16.1	0.01%
The Amendments Group LLC dba Brightstar	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/17/2022	22.5	17.2	17.4	0.01%
EGM Food Services Inc dba Gold Star Chili	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2024	19.2	17.0	15.9	0.01%
Hi-Def Imaging, Inc. dba SpeedPro Imaging	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/9/2022	22.2	16.8	16.5	0.01%
Tracey Vita-Morris dba Tracey Vita's School of Dance	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	5/10/2022	22.5	16.1	16.0	0.01%
St Judes Physical Therapy P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/19/2022	21.0	15.9	16.1	0.01%
Tri-State Remodeling & Investments, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/11/2025	15.9	15.9	15.2	0.01%
Panditos LLC dba White Lotus Home	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/28/2025	15.9	15.9	13.4	0.01%
Opes Campitor Corporation dba Frux Documents	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/20/2025	16.5	15.9	13.5	0.01%
JSIL LLC dba Blackstones Hairdressing	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/16/2023	19.5	15.8	14.9	0.01%
Nancy Carapelluci & A & M Seasonal Corner Inc.	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/1/2025	106.9	15.8	16.2	0.01%
TOL LLC dba Wild Birds Unlimited	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	12/13/2023	18.0	15.8	15.0	0.01%
Vanderhoof LLC dba Soxfords	Apparel Manufacturing	Term Loan	Prime plus 2.75%	9/18/2025	15.9	15.7	13.2	0.01%
Vallmar Studios, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/21/2025	15.8	15.6	13.1	0.01%
Frozen Treats of Hollywood FL, LLC dba Sub Zero Ice Cream	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/22/2025	15.8	15.6	13.8	0.01%
Chitalian Fratelli LLC dba Francesca Brick Oven Pizza and Pasta	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/5/2025	16.1	15.5	12.9	0.01%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Myclean Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/29/2025	15.9	15.4	12.8	0.01%
Kings Laundry,LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/30/2017	64.5	15.3	15.4	0.01%
Balthazar Management Virgin Islands, LLC dba The Beach Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/22/2025	15.8	15.3	15.2	0.01%
Karis, Inc.	Accommodation	Term Loan	Prime plus 2%	12/22/2023	148.8	15.0	14.9	0.01%
Michael S. Decker & Janet Decker dba The Hen House Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/30/2036	16.4	15.0	15.6	0.01%
Bradley Stinson and Associates Inc	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	11/19/2025	15.0	15.0	12.6	0.01%
Elite Institute LLC dba Huntington Learning Center	Educational Services	Term Loan	Prime plus 2.75%	8/28/2025	15.0	14.9	12.6	0.01%
Zouk, Ltd. dba Palma	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/25/2020	27.5	14.7	14.9	0.01%
Graphish Studio, Inc. and Scott Fishoff	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/14/2022	20.3	14.6	14.6	0.01%
Jay Kevin Gremillion dba Dino Smiles Children's Cosmetic Dentistry	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/18/2025	73.0	14.6	14.6	0.01%
28 Cornelia Street Properties, LLC and Zouk, Ltd.dba Palma	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/25/2021	22.5	14.6	14.8	0.01%
Vision Network Solutions, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/12/2022	19.5	14.5	14.1	0.01%
PM Cassidy Enterprises, Inc. dba Junk King	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/19/2025	14.9	14.4	12.0	0.01%
Orchid Enterprises Inc dba Assisting Hands of Sussex County	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/24/2025	15.0	14.3	12.0	0.01%
Windsor Direct Distribution LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	10/26/2025	14.3	14.2	11.9	0.01%
Atlas Mountain Construction LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	1/28/2024	16.5	14.1	14.2	0.01%
Michael S. Korfe dba North Valley Auto Repair	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/24/2036	15.5	14.0	14.6	0.01%
Burks & Sons Development LLC dba Tropical Smoothie Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/22/2018	49.8	13.9	14.0	0.01%
Laura L. Smith dba Lisa Smith Studio	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/3/2024	15.0	13.8	11.4	0.01%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Insurance Problem Solvers LLC	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	5/20/2023	17.1	13.7	13.3	0.01%
Gator Communications Group, LLC dba Harvard Printing Group	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/27/2023	17.3	13.7	13.6	0.01%
Duttakrupa, LLC dba Birmingham Motor Court	Accommodation	Term Loan	Prime plus 2.25%	9/8/2023	98.8	13.6	13.6	0.01%
Maynard Enterprises Inc dba Fastsigns of Texarkana	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/18/2023	16.1	13.5	12.6	0.01%
Daniel W. Stark dba Mountain Valley Lodge and RV Park	Accommodation	Term Loan	Prime plus 2.75%	9/25/2040	13.5	13.5	13.7	0.01%
Willington Hills Equestrian Center LLC	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	10/19/2022	85.0	13.2	13.5	0.01%
Atlanta Vascular Research Organization, Inc dba Atlanta Vascular Found	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/6/2020	24.3	13.2	13.4	0.01%
AcuCall LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/21/2023	15.8	13.1	12.0	0.01%
Nicor LLC dba Fibrenew Sacramento	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/5/2022	13.8	13.1	10.9	0.01%
John B. Houston Funeral Home, Inc. dba George E. Cushnie Funeral Home	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/19/2028	78.8	13.0	13.4	0.01%
Clean Brothers Company Inc dba ServPro of North Washington County	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/21/2022	17.0	12.8	12.6	0.01%
1911 East Main Street Holdings, Corp	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2032	15.8	12.8	13.3	0.01%
WeaverVentures, Inc dba The UPS Store	Postal Service	Term Loan	Prime plus 2.75%	7/28/2020	23.8	12.8	12.9	0.01%
Pegasus Automotive, Inc.	Gasoline Stations	Term Loan	Prime plus 2.75%	12/23/2022	112.5	12.4	12.7	0.01%
S.Drake LLC dba Express Employment Professionals of Ann Arbor, Michigan	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/31/2023	18.8	12.3	11.4	0.01%
Blue Ox Trucking Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	12/4/2025	12.3	12.3	12.3	0.01%
Lefont Theaters Inc.	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/19/2023	14.4	12.2	11.7	0.01%
McCallister Venture Group, LLC and Maw's Vittles, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/30/2029	75.0	12.2	12.6	0.01%
DeRidder Chiropractic LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/25/2024	13.2	12.2	11.9	0.01%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
AJK Enterprise LLC dba AJK Enterprise LLC	Truck Transportation	Term Loan	Prime plus 2.75%	8/27/2022	16.5	12.2	12.2	0.01%
P. Agrino, Inc. dba Andover Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/18/2021	150.0	12.0	12.2	0.01%
Nelson Financial Services LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/24/2025	12.5	11.7	9.8	—%
North Country Transport, LLC	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	2/6/2023	15.0	11.7	11.8	0.01%
Abbondanza Market LLC dba Hampton Falls Village Market	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/18/2025	73.8	11.7	11.7	0.01%
Indoor Playgrounds Limited Liability Company dba Kidville	Educational Services	Term Loan	Prime plus 2.75%	4/5/2022	19.5	11.5	11.6	0.01%
Loriet LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/24/2025	12.0	11.4	9.5	—%
Diamond Memorials Incorporated	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/25/2023	14.3	11.3	10.3	0.01%
DWeb Studio, Inc.	Educational Services	Term Loan	Prime plus 2.75%	11/25/2025	11.3	11.3	9.5	—%
CJ Park Inc. dba Kidville Midtown West	Educational Services	Term Loan	Prime plus 2.75%	6/25/2020	26.4	11.1	11.2	0.01%
Play and Learn Child Care and School Inc	Social Assistance	Term Loan	Prime plus 2.75%	11/23/2025	11.1	11.1	11.1	0.01%
Margab, Inc. dba Smoothie King	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/28/2017	44.0	11.0	11.1	0.01%
Mala Iyer, MD dba Child and Family Wellness Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/11/2017	50.0	11.0	11.0	0.01%
Learning Skills LLC and Christopher Shrope	Educational Services	Term Loan	Prime plus 2.75%	12/17/2025	10.8	10.8	9.1	—%
Georgia Safe Sidewalks LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/27/2022	15.0	10.8	10.7	0.01%
Luigi's on Main LLC and Luigi's Main Street Pizza Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/4/2025	11.3	10.7	10.6	0.01%
Kino Oil of Texas LLC dba Kino Company and B&D Oil	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/27/2035	12.0	10.5	10.9	0.01%
Chong Hun Im dba Kim's Market	Food and Beverage Stores	Term Loan	Prime plus 2.5%	2/27/2024	80.0	10.5	10.6	0.01%
M. Krishna, Inc. dba Super 8 Motel	Accommodation	Term Loan	Prime plus 2%	3/20/2025	250.0	10.3	10.2	0.01%
Demand Printing Solutions, Inc. and MLM Enterprises, LLC d/b/a Demand Printing Solutions	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/27/2021	16.5	10.3	10.4	0.01%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
K9 Bytes, Inc & Epazz, Inc	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	9/30/2020	18.5	10.2	10.2	0.01%
Prestigious LifeCare for Seniors LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/25/2025	9.8	9.7	8.8	—%
Dirk's Trucking, L.L.C. dba Dirk's Trucking	Truck Transportation	Term Loan	Prime plus 2.75%	9/17/2020	17.7	9.7	9.7	—%
Taste of Inverness, Inc. dba China Garden	Food Services and Drinking Places	Term Loan	Prime plus 2%	6/29/2025	73.8	9.6	9.5	—%
Jennifer T Campbell	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/31/2025	9.8	9.5	8.0	—%
Pedzik's Pets, LLC	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	3/31/2030	53.5	9.4	9.8	—%
Head To Toe Personalized Pampering, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/27/2031	52.0	9.4	9.7	—%
Daniel W and Erin H Gordon and Silver Lining Stables CT, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/24/2023	11.3	9.2	9.2	—%
Capitol Compliance Associates Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/30/2025	15.9	9.0	7.5	—%
It's A Buffalo	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/26/2016	219.8	8.9	9.0	—%
Oz B. Zamir dba Zamir Marble & Granite	Specialty Trade Contractors	Term Loan	Prime plus 2.5%	8/6/2028	54.0	8.7	8.8	—%
Villela CPA PL	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/27/2025	9.0	8.7	7.5	—%
MiJoy Inc dba Imo's Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/18/2025	8.3	8.1	6.9	—%
Higher Grounds Community Coffeehouse, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/2/2025	8.3	8.1	7.1	—%
Kelly Chon LLC dba Shi-Golf	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	7/29/2021	17.5	8.1	8.2	—%
Joey O's LLC and Jennifer Olszewski	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/7/2024	13.1	8.0	6.7	—%
Aaron Delgado and Associates Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/22/2025	8.2	8.0	6.7	—%
XCESSIVE THROTTLE, INC dba Jake's Roadhouse	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2025	8.3	7.9	6.6	—%
Randall D. & Patricia D. Casaburi dba Pat's Pizzazz	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	3/13/2023	68.8	7.9	8.1	—%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
The Conibear Corporation and Conibear Trucking, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	12/5/2024	12.0	7.9	7.4	—%
RAB Services, Inc. & Professional Floor Installations	Specialty Trade Contractors	Term Loan	Prime plus 2.5%	1/31/2023	62.5	7.9	7.9	—%
JRJG, Inc. dba BrightStar HealthCare-Naperville/Oak Brook	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/23/2020	15.0	7.7	7.7	—%
RDJ Maayaa Inc dba RDJ Distributors	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/23/2024	8.7	7.6	7.0	—%
Jung Design Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/20/2022	8.4	7.6	6.3	—%
Cares, Inc dba Dumpling Grounds Day Care Center	Social Assistance	Term Loan	Prime plus 2.75%	12/10/2025	7.5	7.5	7.3	—%
Caring Hands Pediatrics,P.C. dba Caring Hands Pediatrics	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/9/2020	14.5	7.4	7.5	—%
A-1 Quality Services Corporation	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/29/2023	8.9	7.4	6.7	—%
D&L Rescources, Inc. dba The UPS Store	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	11/27/2022	9.8	7.4	7.2	—%
RJS Service Corporation	Gasoline Stations	Term Loan	Prime plus 2.75%	8/20/2021	79.0	7.3	7.4	—%
Stillwell Ave Prep School	Social Assistance	Term Loan	Prime plus 2.75%	1/14/2023	72.0	7.2	7.3	—%
Envy Salon & Spa LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/4/2018	20.3	7.2	7.2	—%
Howell Gun Works LLC	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	11/14/2023	8.3	7.1	6.4	—%
ATC Fitness, LLC dba Around the Clock Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2022	10.2	7.1	7.1	—%
Gilbert Chiropractic Clinic, Inc.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/7/2018	22.5	6.9	7.0	—%
RCB Enterprises, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/18/2017	21.2	6.6	6.6	—%
ATC Fitness LLC dba Around the Clock Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2019	15.0	6.3	6.3	—%
Five Corners, Ltd.	Gasoline Stations	Term Loan	Prime plus 2.75%	12/11/2019	85.0	6.1	6.2	—%
Tanner Optical, Inc. dba Murphy Eye Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/27/2022	8.3	5.8	5.9	—%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Food & Beverage Associates Of N.J. Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/11/2021	10.0	5.6	5.7	—%
Track Side Collision & Tire, Inc.	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/16/2025	44.8	5.2	5.4	—%
OrthoQuest, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2%	3/12/2022	56.8	5.1	5.1	—%
Demand Printing Solutions, Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	12/12/2019	10.0	4.7	4.8	—%
Bhailal Patel dba New Falls Motel	Accommodation	Term Loan	Prime plus 2.75%	3/27/2023	100.0	4.6	4.7	—%
Maria C. Sathre and David N. Sathre dba Black Forest Liquor Store	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/28/2017	18.6	4.5	4.5	—%
Gourmet to You, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2019	12.1	4.5	4.5	—%
David A. Nusblatt, D.M.D, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/11/2019	9.0	4.3	4.3	—%
South Dade Restoration Corp. dba Servpro of Kendall/Pinecrest	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/10/2016	61.8	4.0	4.0	—%
ValleyStar, Inc. dba BrightStar Healthcare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2020	7.5	4.0	4.0	—%
Moonlight Multi Media Production, Inc.	Other Information Services	Term Loan	5.3%	2/1/2025	19.7	3.9	4.0	—%
Patrageous Enterprises, LLC dba Incredibly Edible Delites of Laurel	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/29/2020	7.6	3.7	3.7	—%
DDLK Investments LLC d/b/a Smoothie King	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/30/2020	7.5	3.6	3.6	—%
Christopher F. Bohon & Pamela D. Bohon	Social Assistance	Term Loan	Prime plus 2.75%	10/28/2026	14.2	3.5	3.6	—%
Enewhere Custom Canvas, LLC	Textile Product Mills	Term Loan	Prime plus 2.75%	2/15/2018	12.0	3.4	3.4	—%
Quality Engraving Services Inc. and Ian M. Schnaitman	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	10/17/2017	15.0	3.3	3.3	—%
ValleyStar, Inc. dba BrightStar HealthCare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2020	0.6	3.2	3.2	—%
Cocoa Beach Parasail Corp. dba Cocoa Beach Parasail	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/26/2020	6.3	3.2	3.2	—%
Kyoshi Enterprises, LLC	Educational Services	Term Loan	Prime plus 2.75%	12/29/2016	22.5	3.1	3.1	—%
Champion Pest Control Systems, Inc.	Administrative and Support Services	Term Loan	6%	1/15/2016	39.0	3.0	—	—%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Grapevine Professional Services, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/22/2019	8.2	2.9	2.9	—%
Louis B. Smith dba LAQ Funeral Coach	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/15/2017	12.6	2.8	2.8	—%
Spain Street LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/29/2017	63.0	2.8	2.8	—%
Computer Renaissance dba Dante IT Services, Inc.	Electronics and Appliance Stores	Term Loan	Prime plus 3.75%	3/1/2018	100.0	2.7	2.8	—%
Ralph Werner dba Werner Transmissions	Gasoline Stations	Term Loan	Prime plus 2.75%	12/29/2021	26.6	2.7	2.8	—%
Flourishing Fruits, LLC dba Edible Arrangements	Food Manufacturing	Term Loan	Prime plus 2.75%	12/29/2017	21.1	2.7	2.7	—%
Saan M.Saelee dba Saelee's Delivery Service	Truck Transportation	Term Loan	Prime plus 2.75%	3/12/2018	9.8	2.7	2.7	—%
Daniel S. Fitzpatrick dba Danny's Mobile Appearance Reconditioning Service	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/29/2018	9.4	2.6	2.7	—%
Flint Batteries, LLC	General Merchandise Stores	Term Loan	Prime plus 2.75%	7/21/2016	46.9	2.4	2.4	—%
Danjam Enterprises, LLC dba Ariel Dental Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/30/2021	3.8	2.3	2.4	—%
L.C.N. Investments, L.L.C. dba Max Muscle Sports Nutrition	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	5/27/2017	12.8	2.1	2.2	—%
Inflate World Corporation	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/30/2018	7.5	2.0	2.0	—%
Seo's Paradise Cleaners, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/19/2018	9.8	1.9	2.0	—%
Timothy S. Strange dba Strange's Mobile Apperance Reconditioning Service	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/17/2017	8.4	1.6	1.7	—%
Golden Elevator Co., Inc.	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	1/31/2022	50.0	1.6	1.7	—%
Flint Batteries LLC dba Batteries Plus of Flint	General Merchandise Stores	Term Loan	Prime plus 2.75%	8/29/2017	9.0	1.5	1.6	—%
MJ Mortgage & Tax Services, Inc.	Credit Intermediation and Related Activities	Term Loan	Prime plus 2.75%	11/14/2017	6.9	1.5	1.5	—%
CCIPTA, LLC	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	1/17/2017	47.0	1.5	1.5	—%
Nora A. Palma and Julio O Villcas	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/27/2017	56.3	1.4	1.5	—%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Delyannis Iron Works	Fabricated Metal Product Manufacturing	Term Loan	6%	12/8/2022	16.0	1.4	1.5	—%
Zeroln Media LLC	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	4/25/2017	7.5	1.4	1.4	—%
Nelson Financial Services, LLC	Scenic and Sightseeing Transportation	Term Loan	Prime plus 2.75%	9/2/2016	57.0	1.3	1.3	—%
Pro Levin Yoga, Incorporated d.b.a. Bikram's Yoga College of India Sug	Educational Services	Term Loan	Prime plus 2.75%	5/12/2016	16.4	0.9	0.9	—%
No Thirst Software LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/26/2017	6.8	0.9	0.9	—%
New Economic Methods LLC dba Rita's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2020	24.8	0.9	0.9	—%
Saul A. Ramirez and Norma L. Trujillo	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/31/2017	6.0	0.9	0.9	—%
Eric R. Wise, D.C. dba Jamacha-Chase Chiropractic	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/30/2017	15.6	0.6	0.6	—%
Contractors Pumping Service, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/3/2016	9.9	0.4	0.4	—%
Tesserah Tile Design, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2016	7.1	0.4	0.4	—%
Healthcare Interventions, Inc. dba Brightstar HealthCare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/15/2016	8.3	0.4	0.4	—%
Maynard Enterprises, Inc.	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	3/22/2016	22.5	0.3	0.4	—%
Vincent Allen Fleece dba Living Well Accessories and Water Camel	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/1/2016	3.8	0.3	0.3	—%
Spencer Fitness, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/11/2016	6.0	—	—	—%
Chez Rurene Bakery	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/20/2017	150.0	31.6	45.2	0.02%
Total Performing SBA Unguaranteed Investments					$181,518.3	$155,980.4	$152,157.7	74.61%

Non-Performing SBA Unguaranteed Investments (3)
* 214 North Franklin, LLC and Winter Ventures, Inc.	Nonstore Retailers	Term Loan	Prime plus 2.75%	11/29/2037	$146.0	$146.1	$136.9	0.07%
* A + Quality Home Health Care, Inc.	Ambulatory Health Care Services	Term Loan	6%	8/1/2016	1.3	1.3	1.2	—%
* Almeria Marketing 1, Inc.	Personal and Laundry Services	Term Loan	7.75%	10/15/2015	4.7	4.7	0.7	—%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
* AUM Estates, LLC and Sculpted Figures Plastic Surgery Inc.	Ambulatory Health Care Services	Term Loan	6%	3/14/2038	305.3	305.7	136.2	0.07%
Auto Sales, Inc.	Motor Vehicle and Parts Dealers	Term Loan	6%	8/17/2023	4.3	4.3	3.8	—%
* AWA Fabrication & Construction, L.L.C.	Fabricated Metal Product Manufacturing	Term Loan	6%	4/30/2025	34.7	34.8	24.5	0.01%
* Baker Sales, Inc. d/b/a Baker Sales, Inc.	Nonstore Retailers	Term Loan	6%	3/29/2036	181.5	182.0	99.9	0.05%
* Barnum Printing & Publishing, Co.	Printing and Related Support Activities	Term Loan	6%	7/29/2015	9.8	9.8	8.2	—%
* BCD Enterprises, LLC dba Progressive Tool and Nutmeg Tool	Fabricated Metal Product Manufacturing	Term Loan	6%	6/22/2026	290.3	290.9	—	—%
* Bwms Management, LLC	Food Services and Drinking Places	Term Loan	6%	7/7/2027	75.2	75.4	23.2	0.01%
* DC Realty, LLC dba FOGO Data Centers	Professional, Scientific, and Technical Services	Term Loan	6%	3/23/2037	697.8	699.5	563.2	0.28%
* DC Realty, LLC dba FOGO Data Centers	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/23/2022	206.1	206.6	182.4	0.09%
* Dill Street Bar and Grill Inc and WO Entertainment, Inc	Food Services and Drinking Places	Term Loan	6%	9/27/2027	104.4	104.6	23.6	0.01%
Dixie Transport, Inc. & Johnny D. Brown & Jimmy Brown & Maudain Brown	Support Activities for Transportation	Term Loan	5.25%	12/28/2035	140.8	141.0	78.1	0.04%
* DocMagnet Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/23/2025	16.3	16.3	—	—%
* Dr. Francis E. Anders, DVM	Professional, Scientific, and Technical Services	Term Loan	6%	8/9/2015	1.6	1.6	1.6	—%
* E & I Holdings, LP & PA Farm Products, LLC	Food Manufacturing	Term Loan	6%	4/30/2030	1,234.0	1,237.1	487.3	0.24%
E.W. Ventures, Inc. dba Swift Cleaners & Laundry	Personal and Laundry Services	Term Loan	0%	4/18/2017	91.0	91.2	1.3	—%
* Elite Treats Enterprises, Inc. dba Rochelle Dairy Queen	Food Services and Drinking Places	Term Loan	6%	1/24/2032	131.2	131.5	95.9	0.05%
* Europlast Ltd	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/26/2022	327.6	328.5	314.5	0.15%
* Europlast Ltd	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	5/31/2023	155.2	155.6	—	—%
* Event Mecca LLC	Other Information Services	Term Loan	6%	4/10/2023	13.2	13.2	4.8	—%
* EZ Towing, Inc.	Support Activities for Transportation	Term Loan	6%	1/31/2023	123.2	123.5	72.8	0.04%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
* Goetzke Chiropractic, Inc.	Ambulatory Health Care Services	Term Loan	6%	10/25/2017	2.9	2.9	2.4	—%
* Gotta Dance Studio, Inc. dba Gotta Dance Studio Academy of Performing	Educational Services	Term Loan	Prime plus 2.75%	11/16/2016	3.6	3.6	0.5	—%
* Grand Manor Realty, Inc. & Kevin LaRoe	Real Estate	Term Loan	6%	2/20/2023	18.9	19.0	18.2	0.01%
* Groundworks Unlimited LLC	Specialty Trade Contractors	Term Loan	6%	12/17/2023	89.4	89.5	77.9	0.04%
Guzman Group,LLC	Rental and Leasing Services	Term Loan	6%	1/30/2016	196.9	197.4	176.2	0.09%
* Harrelson Materials Management,Inc	Waste Management and Remediation Services	Term Loan	6%	6/24/2021	464.5	465.7	133.7	0.07%
* Hybrid Racing LLC.	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	5/15/2023	100.1	100.3	44.5	0.02%
* Integrity Sports Group, LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	6%	3/6/2018	14.7	14.7	12.6	0.01%
Island Nautical Enterprises, Inc. (OC) and Ingwall Holdings, LLC (EPC)	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	8/14/2038	325.2	326.1	282.0	0.14%
* J Olson Enterprises LLC and Olson Trucking Direct, Inc.	Truck Transportation	Term Loan	6%	6/28/2025	658.9	660.5	262.5	0.13%
* Jenny's Wunderland, Inc.	Social Assistance	Term Loan	6%	6/29/2036	149.7	150.1	73.6	0.04%
* Krishna of Orangeburg, Inc.	Accommodation	Term Loan	6%	2/20/2032	10.3	10.3	—	—%
* Lamson and Goodnow Manufacturing Co and Lamson and Goodnow LLC	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/28/2037	28.2	28.2	—	—%
* Las Torres Development LLC dba Houston Event Centers	Real Estate	Term Loan	6%	8/27/2028	51.0	51.0	—	—%
* LJ Parker, LLC	Administrative and Support Services	Term Loan	7%	9/8/2014	8.9	8.9	1.7	—%
* Lucil Chhor dba Baja Fresh #159	Food Services and Drinking Places	Term Loan	6%	12/28/2022	30.0	30.0	15.6	0.01%
* Milliken and Milliken, Inc. dba Milliken Wholesale Distribution	Merchant Wholesalers, Durable Goods	Term Loan	6%	6/10/2036	152.8	152.9	116.3	0.06%
* Mojo Brands Media, LLC	Broadcasting (except Internet)	Term Loan	6%	8/28/2023	731.9	733.7	421.1	0.21%
* Morris Glass and Construction	Specialty Trade Contractors	Term Loan	6%	3/7/2021	44.8	44.8	0.8	—%
* Our Two Daughters L.L.C. dba Washington's Restaurant	Food Services and Drinking Places	Term Loan	6%	6/18/2026	169.8	170.3	12.7	0.01%
* Parth Dev, Ltd dba Amerihost Inn Hotel-Kenton	Accommodation	Term Loan	5.25%	10/3/2028	38.3	38.3	20.4	0.01%
* Professional Systems, LLC and Professional Cleaning	Administrative and Support Services	Term Loan	6%	7/30/2020	132.0	132.1	54.5	0.03%
Pure Water Innovations, LLC	Ambulatory Health Care Services	Term Loan	6%	9/6/2016	0.2	0.2	0.2	—%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Robin C. & Charles E. Taylor & Brigantine Aquatic Center LLC	Amusement, Gambling, and Recreation Industries	Term Loan	6%	9/14/2023	16.4	16.4	13.6	0.01%
* Sheikh M Tariq dba Selbyville Foodrite	Gasoline Stations	Term Loan	6%	3/13/2023	21.2	21.2	—	—%
Shivsakti, LLC dba Knights Inn	Accommodation	Term Loan	Prime plus 2.75%	12/20/2032	74.5	74.7	73.1	0.04%
* Signs of Fortune, LLC dba FastSigns	Miscellaneous Manufacturing	Term Loan	Prime plus 2.5%	4/3/2023	321.0	321.8	83.3	0.04%
* STK Ventures Inc dba JP Dock Service & Supply	Specialty Trade Contractors	Term Loan	6%	5/9/2037	34.1	34.1	32.7	0.02%
Stokes Floor Covering Company Inc. and Robert E. Rainey, Jr.	Furniture and Home Furnishings Stores	Term Loan	6%	12/29/2035	111.6	111.8	88.1	0.04%
* Stormwise South Florida dba Stormwise Shutters	Specialty Trade Contractors	Term Loan	6%	11/7/2036	406.6	407.6	353.6	0.17%
* Stormwise South Florida dba Stormwise Shutters	Specialty Trade Contractors	Term Loan	6%	11/7/2036	201.1	201.6	—	—%
* Summit Treatment Services Inc	Social Assistance	Term Loan	Prime plus 2.75%	3/11/2025	21.8	21.8	—	—%
* Summit Treatment Services, Inc. dba Summit Treatment Services	Social Assistance	Term Loan	Prime plus 2.75%	11/30/2037	129.3	129.6	112.8	0.06%
* Sunmar, Inc. dba Creative Cooking	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/19/2035	47.1	47.2	43.3	0.02%
* Tequila Beaches, LLC dba Fresco Restaurant	Food Services and Drinking Places	Term Loan	6%	9/16/2021	15.8	15.8	12.0	0.01%
The Alba Financial Group, Inc.	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	6%	1/10/2019	6.5	6.5	1.6	—%
The Lucky Coyote, LLC	Miscellaneous Manufacturing	Term Loan	6%	5/8/2017	10.3	10.3	4.7	—%
* Top Class, Inc.	Personal and Laundry Services	Term Loan	6%	6/28/2016	1.3	1.3	0.1	—%
United Woodworking, Inc	Wood Product Manufacturing	Term Loan	6%	12/20/2022	12.5	12.5	10.5	0.01%
* Whirlwind Car Wash, Inc.	Repair and Maintenance	Term Loan	Prime plus 2%	8/26/2024	4.9	4.9	3.8	—%
* Winter Ventures Inc and 214 N Franklin LLC	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/29/2024	56.5	56.6	28.7	0.01%
* Winter Ventures Inc dba Qualitybargainbooks and Qualitybargainmall	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/23/2024	149.1	149.3	130.7	0.06%
* Winter Ventures Inc dba Qualitybargainbooks and Qualitybargainmall	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/3/2029	134.4	134.5	29.4	0.01%
* B&B Fitness and Barbell, Inc. dba Elevations Health Club	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/22/2035	217.8	218.1	200.0	0.10%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
* Hamer Road Auto Salvage, LLC and Scott T. Cook and Nikki J. Cook	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	8/8/2039	185.7	186.2	178.3	0.09%
Capstone Pediatrics PLLC and Capstone Healthcare Consulting LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/15/2025	689.8	691.5	662.2	0.32%
* Karykion, Corporation dba Karykion Corporation	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/28/2022	144.4	144.8	132.8	0.07%
* David M. Goens dba Superior Auto Paint & Body, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/26/2024	15.7	15.7	14.4	0.01%
* TechPlayZone, Inc.	Social Assistance	Term Loan	Prime plus 2.75%	1/27/2016	0.1	0.1	—	—%
Total Non-Performing SBA Unguaranteed Investments					$10,748.0	$10,771.6	$6,197.2	3.04%

Total SBA Unguaranteed Investments					$192,266.3	$166,752.0	$158,354.9	77.64%

Performing SBA Guaranteed Investments (4)
Jay Kevin Gremillion dba Dino Smiles Children's Cosmetic Dentistry	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/18/2025	292.0	43.9	48.5	0.02%
My Jewels, LLC dba The UPS Store #6712	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/7/2025	225.0	97.2	107.4	0.05%
Abbondanza Market LLC dba Hampton Falls Village Market	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/18/2025	295.0	34.9	38.7	0.02%
D&G Capital LLC dba Miami Grill 277	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2025	417.6	151.6	167.6	0.08%
Sambella Holdings, LLC and Strike Zone Entertainment Center LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/23/2040	4,758.0	1,638.3	1,806.2	0.89%
401 JJS, Corp and G. Randazzo's Trattoria Corporation	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/1/2040	211.0	102.9	115.4	0.06%
Total SBA Guaranteed Performing Investments					$6,198.6	$2,068.8	$2,283.8	1.12%

Total SBA Unguaranteed and Guaranteed Investments					$198,464.9	$168,820.8	$160,638.7	78.76%

Controlled Investments (5)
Advanced Cyber Security Systems, LLC (6), (15)	Data processing, hosting and related services.	50% Membership Interest	—%	—	—	—	—	—%
		Term Loan	3%	December 2014	1,120.0	381.0	—	—%
*Automated Merchant Services, Inc. (7), (15)	Data processing, hosting and related services.	100% Common Stock	—%	—	—	—	—	—%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
CDS Business Services, Inc. (8) (15)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Common Stock	—%	—	—	4,428.0	925.0	0.45%
		Line of Credit	Prime Plus 2.5%	August 2018	2,870.0	2,870.0	2,870.0	1.41%
CrystalTech Web Hosting, Inc. (11)	Data processing, hosting and related services.	100% Common Stock	—%	—	—	8,764.0	21,413.9	10.50%
Exponential Business Development Co. Inc. (15)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Common Stock	—%	—	—	—	—	—%
*Fortress Data Management, LLC (15)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	—	—	—%
Newtek Insurance Agency, LLC (12) (15)	Insurance Carriers and Related Activities	100% Membership Interests	—%	—	—	—	2,500.0	1.23%
PMTWorks Payroll, LLC (9)	Data processing, hosting and related services.	90% Membership Interests	—%	—	—	700.1	1,020.0	0.50%
		Term Loan	10%-12%	Various maturities through September 2016	935.0	935.0	—	—%
Secure CyberGateway Services, LLC (10), (15)	Data processing, hosting and related services.	66.7% Membership Interests	—%	—	—	—	—	—%
		Term Loan	7%	December 2016	2,400.0	1,200.0	1,196.4	0.59%
Small Business Lending, Inc. (13) (15)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Common Stock	—%	—	—	—	5,500.0	2.70%
*Summit Systems and Designs, LLC (14) (15)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	—	—	—%
Premier Payments LLC (11)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	16,503.0	16,503.0	8.09%
Universal Processing Services of Wisconsin, LLC (11) (15)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	—	52,448.1	25.72%
Total Controlled Investments					$7,325.0	$35,781.1	$104,376.4	51.18%

Non-control/Non-affiliate Investments
Titanium Asset Management LLC	Administrative and Support Services	Term Loan	3%	July 2017	$2,200.0	$1,847.4	$1,823.8	0.89%
		Warrants	—%	—	—	—	—	—%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2015 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
					$2,200.0	$1,847.4	$1,823.8	0.89%

Investments in Money Market Funds					$—	$35.0	$35.0	0.02%

Total Investments					$207,989.9	$206,484.3	$266,873.9	130.85%

See accompanying notes to unaudited condensed consolidated financial statements

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
(5) Controlled Investments are disclosed above as equity investments (except as otherwise noted) in those companies that are “Controlled Investments” of the Company as defined in the Investment Company Act of 1940. A company is deemed to be a “Controlled Investment” of Newtek Business Services Corp. if Newtek Business Services Corp. or its subsidiaries owns more than 25% of the voting securities of such company. See Note 4 in the accompanying notes to the consolidated financial statements for transactions during the year ended December 31, 2015 with affiliates the Company is deemed to control.
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

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION:

Newtek Business Services Corp. (the “Company” or “Newtek” ) is a Maryland corporation which was formed in August 2013 and is an internally managed, closed end investment company. The Company's investment strategy is to maximize the investment portfolio's return by generating current income from the debt investments the Company makes and generate dividend income from equity investments in controlled portfolio companies.

The Company has formed certain taxable subsidiaries (the “Taxable Subsidiaries”), which are taxed as corporations for federal income tax purposes. These Taxable Subsidiaries allow the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements of a Regulated Investment Company (“RIC”) under Subchapter M of the Internal Revenue Code (the “Code”).
The following wholly-owned subsidiaries are consolidated in the financial statements of the Company:

•	Newtek Small Business Finance, LLC

•	Newtek Asset Backed Securities, LLC

•	The Whitestone Group, LLC

•	Wilshire Colorado Partners, LLC

•	Wilshire DC Partners, LLC

•	Wilshire Holdings I, Inc.

•	Wilshire Louisiana Bidco, LLC

•	Wilshire Louisiana Partners II, LLC

•	Wilshire Louisiana Partners III, LLC

•	Wilshire Louisiana Partners IV, LLC

•	Wilshire New York Advisers II, LLC

•	Wilshire New York Partners III, LLC

•	Wilshire New York Partners IV, LLC

•	Wilshire New York Partners V, LLC

•	Wilshire Partners, LLC

•	CCC Real Estate Holdings, LLC

•	Newtek Business Services Holdco 1, Inc.

The accompanying notes to the unaudited condensed consolidated financial statements should be read in conjunction with Newtek’s Annual Report for the year ended December 31, 2015 on Form 10-K. The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with U.S. GAAP. In the opinion of management, the condensed consolidated financial statements reflect all adjustments and reclassifications that are necessary for the fair presentation of financial results as of and for the periods presented. The results of operations for an interim period may not give a true indication of the results for the entire year. The December 31, 2015 consolidated statement of assets and liabilities has been derived from the audited financial statements as of that date. All intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation.
Except as otherwise noted, all financial information included in the tables in the following footnotes is stated in thousands, except per share data.
NOTE 2—SIGNIFICANT ACCOUNTING POLICIES:

Distributions

The Company currently intends to distribute net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually out of the assets legally available for such distributions. However, the Company may decide in the future to retain such capital gains for investment and elect to treat such gains as deemed distributions to stockholders. If this happens, stockholders will be treated for U.S. federal income tax purposes as if they had received an actual distribution of the capital gains that the Company retained and reinvested the net after tax proceeds in the Company. In this situation, stockholders would be eligible to claim a tax credit (or in certain circumstances a tax refund) equal to their allocable share of the tax the Company paid on the capital gains deemed distributed to them. The Company cannot assure stockholders that it will achieve results that will permit it to pay any cash distributions, and if it issues senior securities, it may be prohibited from making distributions if doing so would cause it to fail to maintain the asset coverage ratios stipulated by the Investment Company Act of 1940, as amended (the “1940 Act”) or if such distributions are limited by the terms of any of its borrowings.

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

Dividends and distributions to the Company's common stockholders are recorded on the declaration date. The timing and amount to be paid out as a dividend or distribution is determined by the Company's Board of Directors (the “Board”) each quarter and is generally based upon the taxable earnings estimated by management.
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

Any changes to the valuation methodology are reviewed by management and the Board to confirm that the changes are appropriate. As markets change, new products develop and the pricing for products becomes more or less transparent, the Company will continue to refine its valuation methodologies. See further description of fair value methodology in Note 6.
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

Assets related to transactions that do not meet ASC Topic 860 — Transfers and Servicing (“ASC Topic 860”) requirements for accounting sale treatment are reflected in the Company’s condensed consolidated statements of assets and liabilities as investments. Those assets are owned by the securitization trusts, and are included in the Company’s condensed consolidated financial statements. The creditors of the special purpose entities have received security interests in such assets and such assets are not intended to be available to the creditors of the Company.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Invested cash is held almost exclusively at financial institutions of high credit quality. The Company invests cash not held in interest free checking accounts or bank money market accounts mainly in U.S. Treasury only money market instruments or funds and other investment-grade securities. As of March 31, 2016, cash deposits in excess of insured amounts totaled approximately $11,595,000.
Restricted Cash

Restricted cash includes cash collateral relating to a letter of credit, monies due on SBA loan-related remittances to third parties, cash reserves established as part of a voluntary agreement with the SBA, and cash reserves associated with securitization transactions.

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

The Company’s U.S. federal and state income tax returns prior to fiscal year 2013 are closed, and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

The Company intends to elect to be treated as a RIC beginning with the 2015 tax year under the Code and intends to operate in a manner so as to qualify for the tax treatment applicable to RICs. The RIC tax return will include Newtek Business Services Corp. and Newtek Small Business Finance, LLC (“NSBF”), a single member LLC disregarded for tax purposes. None of the Company’s other subsidiaries are included in the RIC return. The Company will evaluate and record any deferred tax assets and liabilities of the subsidiaries that are not part of the RIC. In order to qualify for RIC tax treatment, among other things, the Company will be required to meet certain source of income and asset diversification requirements and timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each tax year. The Company intends to make the requisite distributions to its stockholders, which will generally relieve the Company from U.S. federal income taxes with respect to all income distributed to its stockholders.

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions, and would distribute such taxable income in the next tax year. The Company would then pay a 4% excise tax on such income, as required. To the extent that the Company determines that it’s estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended March 31, 2016 and 2015, no U.S. federal excise taxes were due.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the unrealized appreciation generated by the controlled investments held by the Taxable Subsidiaries. Such deferred tax liabilities amounted to $2,465,000 and $857,000 at March 31, 2016 and December 31, 2015, respectively, and are recorded as a deferred tax liability on the condensed consolidated statements of assets and liabilities. The change in deferred tax liabilities is included as a component of net unrealized appreciation (depreciation) on investments in the condensed consolidated statements of operations.

Share Repurchase Plan

The Company has a share repurchase program (the “Program”) which allows the Company to repurchase up to 150,000 of the Company’s outstanding common shares on the open market. The shares may be purchased from time to time at prevailing market prices through open market transactions, including block transactions. The Company expects the termination date of the Program to be June 3, 2016, but it may be extended at management's discretion. During the three months ended March 31, 2016, the Company repurchased and retired 70,000 common shares in open market transactions for approximately $866,000 as detailed in the table below:

Purchase date	Number of Shares Purchased	Price per Share	Total
March 10, 2016	10	$12.34	$123
March 18, 2016	20	12.45	249
March 18, 2016	30	12.48	375
March 23, 2016	10	11.88	119
Total	70		$866

In addition, the Company, may from time to time purchase shares of its debt securities on the NASDAQ Global Market. The Company did not make any repurchases of its debt securities during the three months ended March 31, 2016.

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

Recently Adopted Accounting Standards

In April 2015, the FASB issued ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs.” This update requires that debt issuance costs be presented in the balance sheet as a direct deduction from the debt liability. The Company adopted this standard with respect to its Notes payable - Securitization trusts and Notes due 2022.

New Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, “Leases”, which amends various aspects of existing accounting guidance for leases, including the recognition of a right of use asset and a lease liability for leases with a duration of greater than one year. The ASU is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those periods. Early adoption is permitted. The Company has not completed its review of the new guidance; however, the Company anticipates that upon adoption of the standard it will recognize additional assets and corresponding liabilities related to leases on its condensed consolidated statements of assets and liabilities.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”, which, among other things, requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. Additionally, the ASU changes the disclosure requirements for financial instruments. This ASU is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those periods, and early adoption is permitted for certain provisions. The Company is currently evaluating the impact this ASU will have on its condensed consolidated financial statements and disclosures.

Segments

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
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation.
NOTE 3—INVESTMENTS:

Investments, all of which are in portfolio companies in the United States, consisted of the following at:

	March 31, 2016		December 31, 2015
	Cost	Fair Value	Cost	Fair Value
Money market funds	$35	$35	$35	$35
Non-affiliate debt investments	179,972	170,768	170,668	162,463
Controlled investments
Equity	30,395	103,998	30,395	100,310
Debt	4,086	3,203	5,386	4,066
Total investments	$214,488	$278,004	$206,484	$266,874
The following table shows the Company's portfolio investments by industry at March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
	Cost	Fair Value	Cost	Fair Value
Data Processing, Hosting and Related Services	$28,205	$96,525	$28,506	$92,600
Food Services and Drinking Establishments	15,852	15,044	15,241	14,453
Amusement, Gambling, and Recreation Industries	15,547	15,921	14,372	14,632
Securities, Commodity Contracts, and Other Financial Investments and Related Activities	6,730	8,607	8,057	10,031
Plastics and Rubber Products Manufacturing	2,821	2,398	2,857	2,687
Accommodation	6,870	6,896	6,940	6,974
Repair and Maintenance	10,604	10,494	9,440	9,337
Clothing and Clothing Accessories Stores	2,880	2,640	2,357	2,125
Ambulatory Health Care Services	10,029	9,116	8,858	8,214
Truck Transportation	6,250	5,795	6,142	5,699
Specialty Trade Contractors	8,313	7,507	8,492	7,718
Fabricated Metal Product Manufacturing	4,247	3,917	3,943	3,577
Professional, Scientific, and Technical Services	7,880	7,330	7,378	6,856
Food Manufacturing	5,328	4,554	5,386	4,630
Motor Vehicle and Parts Dealers	4,285	4,238	4,289	4,249
Merchant Wholesalers, Durable Goods	6,630	6,201	6,726	6,299
Gasoline Stations	4,024	4,035	4,040	4,008
Insurance Carriers and Related Activities	1,345	3,819	1,288	3,769
Social Assistance	4,056	3,962	3,955	3,845
Nonstore Retailers	2,294	1,881	2,328	2,002
Personal and Laundry Services	3,719	3,529	3,231	3,064
Apparel Manufacturing	258	215	536	467
Merchant Wholesalers, Nondurable Goods	2,681	2,649	3,015	2,981
Administrative and Support Services	4,473	4,229	4,797	4,566
Other	49,132	46,467	44,275	42,056
Total	$214,453	$277,969	$206,449	$266,839

NOTE 4—TRANSACTIONS WITH AFFILIATED COMPANIES AND RELATED PARTY TRANSACTIONS:

Transactions with Affiliated Companies

An affiliated company is an entity in which the Company has an ownership of 5% or more of its voting securities. A controlled affiliate is an entity in which the Company owns more than 25% of its voting securities. Transactions related to our investments with controlled companies for the three months ended March 31, 2016 were as follows:

Portfolio Company	Fair Value at December 31, 2015	Purchases (cost)	Principal received (cost)	Net realized gains/(losses)	Net unrealized gains/(losses)	Fair Value at March 31, 2016	Interest and other income	Dividend income
Controlled Investments
Small Business Lending, LLC	$5,500	$—	$—	$—	$—	$5,500	$—	$200
PMTWorks Payroll, LLC	1,020	435	—	—	—	1,455	26	—
Universal Processing Services of Wisconsin, LLC	52,448	—	—	—	2,800	55,248	—	1,300
CrystalTech Web Hosting, Inc.	21,414	—	—	—	—	21,414	—	330
CDS Business Services, Inc.	3,795	—	(1,000)	—	(100)	2,695	37	—
Exponential Business Development Co., Inc.	—	—	—	—	—	—	—	—
Premier Payments LLC	16,503	—	—	—	988	17,491	—	450
Newtek Insurance Agency, LLC	2,500	—	—	—	—	2,500	—	—
Advanced Cyber Security Systems, LLC	—	—	—	—	—	—	—	—
Secure CyberGateway Services, LLC	1,196	—	(300)	—	2	898	19	13
Total Controlled Investments	$104,376	$435	$(1,300)	$—	$3,690	$107,201	$82	$2,293

Related Party Transactions

The Company incurs expenses from certain controlled portfolio companies. For the three months ended March 31, 2016 and 2015, the Company incurred $211,000 and $145,000 in managed technology services expenses from CrystalTech Web Hosting, Inc. (“NTS”), respectively, $9,000 and $124,000 in loan processing and closing expenses from various related parties, respectively, and $5,000 and $5,000 in payroll processing fees from PMTWorks Payroll, LLC (“PMT”), respectively.

Amounts due from related parties and due to related parties were $2,819,000 and $552,000, respectively at March 31, 2016.

Managerial Assistance Fees from Controlled Investments

The Company provides managerial assistance to certain controlled portfolio companies. Amounts are charged based on estimates of time and effort spent by certain employees providing managerial services for certain controlled portfolio companies. Fees are recorded on a quarterly basis and are recurring in nature. The table below summarizes amounts charged to each controlled affiliate for the three months ended March 31, 2016 and 2015. The amounts are recorded as a reduction of salaries and benefits in the condensed consolidated statements of operations.

Portfolio Company	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Universal Processing Services of Wisconsin, LLC	$107	$183
CrystalTech Web Hosting, Inc.	179	116
PMTWorks Payroll, LLC	25	50
Newtek Insurance Agency, LLC	65	63
Summit Systems and Designs, LLC	11	—
Premier Payments LLC	41	—
Small Business Lending, LLC	230	53
Total	$658	$465

NOTE 5—SERVICING ASSETS:

At March 31, 2016 and December 31, 2015, servicing assets are measured at fair value. The Company earns servicing fees from SBA 7(a) loans it originates.
The following table summarizes the fair value and valuation assumptions related to servicing assets at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Fair Value	$13,644	$13,042
Discount factor (1)	12.03%	12.03%
Cumulative prepayment rate	15.50%	15.50%
Average cumulative default rate	20.00%	20.00%
(1) Determined based on risk spreads and observable secondary market transactions.
Servicing fee income earned for the three months ended March 31, 2016 and 2015 was $1,371,000 and $1,043,000, respectively.
NOTE 6—FAIR VALUE MEASUREMENTS:

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three months ended March 31, 2016 or 2015. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

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

When determining fair value of Level 3 debt and equity investments, the Company may take into account the following factors, where relevant: the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons to publicly traded securities, changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made and other relevant factors. The primary methods for determining enterprise value include a discounted cash flow analysis and a multiple analysis whereby appropriate multiples are applied to the portfolio company’s net income before net interest expense, income tax expense, depreciation and amortization (“EBITDA”) or revenue. The enterprise value analysis is performed to determine the value of equity investments and to determine if debt investments are credit impaired. If debt investments are credit impaired, the Company will use the enterprise value analysis or a liquidation basis analysis to determine fair value. For debt investments that are not determined to be credit impaired, the Company uses a market interest rate yield analysis to determine fair value.

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

The following tables present fair value measurements of the Company’s assets and liabilities measured at fair value and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values as of March 31, 2016 and December 31, 2015:

	Fair Value Measurements at March 31, 2016 Using:
	Total	Level 1	Level 2	Level 3	Total Gains and (Losses)
Assets:
Investments in money markets funds	$35	$35	$—	$—	$—
Credits in lieu of cash	646	—	646	—	—
SBA unguaranteed non-affiliate investments	166,786	—	—	166,786	(1,027)
SBA guaranteed non-affiliate investments	2,536	—	2,536	—	—
Controlled investments	107,201	—	—	107,201	3,690
Other real estate owned (1)	1,001	—	1,001	—	—
Non-control/non-affiliate investments	1,446	—	—	1,446	(16)
Servicing assets	13,644	—	—	13,644	(403)
Total assets	$293,295	$35	$4,183	$289,077	$2,244
Liabilities:
Notes payable in credits in lieu of cash	$646	$—	$646	$—	$—

(1) Included in Other Assets on the Condensed Consolidated Statements of Assets and Liabilities

	Fair Value Measurements at December 31, 2015 Using:
	Total	Level 1	Level 2	Level 3	Total Gains and (Losses)
Assets:
Investments in money markets funds	$35	$35	$—	$—	$—
Credits in lieu of cash	860	—	860	—	(7)
SBA unguaranteed non-affiliate investments	158,355	—	—	158,355	(8,410)
SBA guaranteed non-affiliate investments	2,284	—	2,284	—	215
Controlled investments	104,376	—	—	104,376	12,250
Other real estate owned (1)	989	—	989	—	(221)
Non-control/non-affiliate investments	1,824	—	—	1,824	(24)
Servicing assets	13,042	—	—	13,042	(428)
Total assets	$281,765	$35	$4,133	$277,597	$3,375
Liabilities:
Notes payable in credits in lieu of cash	$860	$—	$860	$—	$(3)

(1) Included in Other Assets on the Condensed Consolidated Statements of Assets and Liabilities

The following table represents the changes in investments and other assets measured at fair value using Level 3 inputs for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016
	SBA Unguaranteed Investments	Controlled Investments	Non-Control/Non-Affiliate Investments	Servicing Assets
Fair value, beginning of period	$158,355	$104,376	$1,824	$13,042
Net change in unrealized appreciation (depreciation)	(1,026)	3,690	(17)	(403)
SBA unguaranteed non-affiliate investments, originated	13,358	—	—	—
Foreclosed real estate acquired	(83)	—	—	—
Transfer from due from related parties	—	435	—	—
Principal payments received on debt investments	(3,818)	(1,300)	(361)	—
Additions to servicing assets	—	—	—	1,005
Fair value, end of period	$166,786	$107,201	$1,446	$13,644

	Three Months Ended March 31, 2015
	SBA Unguaranteed Investments	Controlled Investments	Servicing Assets
Fair value, beginning of period	$121,477	$77,499	$9,483
Net change in unrealized appreciation (depreciation)	(666)	7,500	(356)
Realized loss	(47)	—	—
SBA unguaranteed non-affiliate investments, originated	12,340	—	—
Foreclosed real estate acquired	(409)	—	—
Funding of investments	—	200	—
Principal payments received on debt investments	(4,144)	(300)	—
Additions to servicing assets	—	—	1,236
Fair value, end of period	$128,551	$84,899	$10,363

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements as of March 31, 2016 and December 31, 2015. In addition to the techniques and inputs noted in the table below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements at March 31, 2016 and December 31, 2015.

					Range
	Fair Value as of March 31, 2016	Valuation Techniques	Unobservable Input	Weighted Average	Minimum	Maximum
Assets:
SBA unguaranteed non-affiliate investments - performing loans	$160,070	Discounted cash flow	Market yields	5.30%	5.30%	5.30%
SBA unguaranteed non-affiliate investments - non-performing loans	$6,716	Discounted cash flow	Market yields	8.37%	8.37%	8.37%
Controlled equity investments (A)(B)	$103,998	Market comparable companies	EBITDA multiples	6.10x	3.00x	7.00x
		Market comparable companies	Revenue multiples	1.08x	0.50x	3.00x
		Discounted cash flow	Weighted average cost of capital	12.80%	11.10%	15.10%
Controlled debt investments	$3,203	Discounted cash flow	Market yields	6.82%	5.75%	10.00%
Non-control/non-affiliate debt investments	$1,446	Liquidation value	Asset value	N/A	N/A	N/A
Servicing assets	$13,644	Discounted cash flow	Market yields	12.03%	12.03%	12.03%

(A) In determining the fair value of the Company's controlled equity investments as of March 31, 2016, the proportion of the market comparable companies valuation technique and the discounted cash flow valuation technique were 47.2% and 52.8%, respectively, on a weighted average basis.

(B) The Company valued $96,653,000 of investments using a 50/50 weighting of EBITDA and revenue multiples and $1,020,000 of investments using only revenue multiples in the overall valuation approach which included the use of market comparable companies. The Company valued $6,325,000 of investments using only discounted cash flows.

					Range
	Fair Value as of December 31, 2015	Valuation Techniques	Unobservable Input	Weighted Average	Minimum	Maximum
Assets:
SBA unguaranteed non-affiliate investments - performing loans	$152,158	Discounted cash flow	Market yields	5.30%	5.30%	5.30%
SBA unguaranteed non-affiliate investments - non-performing loans	$6,197	Discounted cash flow	Market yields	8.76%	8.76%	8.76%
Controlled equity investments (A)(B)	$100,310	Market comparable companies	EBITDA multiples	6.00x	3.00x	7.00x
		Market comparable companies	Revenue multiples	1.08x	0.50x	3.00x
		Discounted cash flow	Weighted average cost of capital	12.37%	11.30%	15.60%
Controlled debt investments	$4,066	Discounted cash flow	Market yields	6.26%	5.75%	7.50%
Non-control/non-affiliate debt investments	$1,824	Liquidation value	Asset value	N/A	N/A	N/A
Servicing assets	$13,042	Discounted cash flow	Market yields	12.03%	12.03%	12.03%

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

NOTE 7—BORROWINGS:

At March 31, 2016 and December 31, 2015, the Company had borrowings comprised of the following:

	March 31, 2016			December 31, 2015
	Commitments	Borrowings Outstanding	Weighted Average Interest Rate	Commitments	Borrowings Outstanding	Weighted Average Interest Rate
Capital One line of credit - guaranteed (1)	$50,000	$21,275	4.25%	$50,000	$29,100	4.25%
Capital One line of credit - unguaranteed (1)	—	11,054	5.13%	—	—	—%
Notes due 2022	8,324	7,745	7.50%	8,324	7,770	7.50%
Note payable - related parties	38,000	10,817	7.50%	38,000	5,647	7.50%
Notes payable - Securitization Trusts	85,886	83,531	3.51%	91,745	89,244	3.29%
Total	$182,210	$134,422	4.31%	$188,069	$131,761	3.93%

(1) Total combined commitments of the guaranteed and unguaranteed lines of credit are $50,000,000 at March 31, 2016 and December 31, 2015.

Outstanding borrowings under the Notes due 2022 and Notes payable - Securitization Trusts consisted of the following:

	March 31, 2016		December 31, 2015
	Notes Due 2022	Notes Payable- Securitization Trusts	Notes Due 2022	Notes Payable- Securitization Trusts
Principal (1)	$8,324	$85,886	$8,324	$91,745
Unamortized debt issuance costs	(579)	(2,355)	(554)	(2,501)
Net carrying amount	$7,745	$83,531	$7,770	$89,244

(1) See Recent Developments - Notes Due 2021

At March 31, 2016 and December 31, 2015, the carrying amount of the Company's borrowings under the Capital One lines of credit, Notes payable - related parties and Notes payable - Securitization Trusts approximates fair value due to their variable interest rates. The fair value of the fixed rate Notes due 2022 is based on the closing public share price on the date of measurement. On March 31, 2016, the closing price of the Notes due 2022 was $24.89 per note, or $8,287,000. These borrowings are not recorded at fair value on a recurring basis.
Total interest expense for the three months ended March 31, 2016 and 2015 on all Company borrowings was $1,488,000 and $1,356,000, respectively.
NOTE 8—COMMITMENTS AND CONTINGENCIES:
Legal Matters

We may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of any current legal proceedings cannot at this time be predicted with certainty, we do not expect any current matters will materially affect our financial condition or results of operations; however, there can be no assurance whether any pending legal proceedings will have a material adverse effect on our financial condition or results of operations in any future reporting period.
Guarantees
The Company is a guarantor on a bank line of credit held at CDS Business Services, Inc. (“NBC”), a controlled portfolio company. Maximum borrowings under the line of credit are $10,000,000 with a maturity date of February 2017. At March 31, 2016, total principal and accrued interest owed by NBC was $4,790,000. In addition, the Company deposited $750,000 to collateralize the guarantee. On August 27, 2015, NBC entered into Amendment No. 2 (the “Amendment”) to the Loan and Security Agreement, dated February 28, 2011 (as amended through August 27, 2015, including the Amendment, the “Agreement”), by and between Sterling National Bank (“Sterling”) and NBC. The Amendment permits NBC to use a portion of the warehouse line of credit provided by Sterling under the Agreement to fund inventory financing arrangements NBC may provide to its clients. The Amendment also removed certain restrictions placed upon the Company in connection with its guaranty of the credit facility provided under the Agreement. At March 31, 2016, the Company determined that it is not probable that payments would be required to be made under the guarantee.

NBC also entered into an additional Loan and Security Agreement with Sterling on August 27, 2015 (the “504 Loan Agreement”), pursuant to which Sterling and any future participant lenders agreed to provide NBC another line of credit to fund SBA 504 loans extended by NBC (the “504 Facility”). Maximum borrowings under the 504 Facility are $35,000,000, depending upon syndication. At March 31, 2016, total principal owed by NBC was $1,208,000. The 504 Loan Agreement specifies certain events of default, pursuant to which all outstanding amounts under the 504 Facility could become immediately due and payable. In addition, the Company has guaranteed NBC’s obligations under the 504 Loan Agreement, pursuant to a Guaranty dated as of August 27, 2015. At March 31, 2016, the Company determined that it is not probable that payments would be required to be made under the guarantee.

On June 23, 2015, Universal Processing Services of Wisconsin, LLC (“UPS”) and NTS (together, the “Borrowers”), each a controlled portfolio company of the Company, entered into a Credit and Guaranty Agreement (the “Agreement”), dated June 23, 2015, with Goldman Sachs Bank USA (“GS Bank”), as Administrative Agent, Collateral Agent and Lead Arranger, pursuant to which GS Bank agreed to extend the Borrowers a term loan facility up to an aggregate principal amount of $38,000,000 (the “Facility” and each term loan made thereunder, a “Term Loan”). On September 18, 2015, the Agreement was amended to add Premier Payments LLC (“Premier”) as a borrower. The Company, Newtek Business Services Holdco 1, Inc., a

wholly owned subsidiary of the Company (“Intermediate Holdings”), and certain subsidiaries of Intermediate Holdings party to the Agreement from time to time, have agreed to guarantee the repayment of the Facility and are parties to the Agreement as “Guarantors” thereunder. At March 31, 2016, $22,000,000 was outstanding under this Facility. At March 31, 2016, the Company determined that it is not probable that payments would be required to be made under the guarantee.

NOTE 9—FINANCIAL HIGHLIGHTS:

The financial highlights for the Company are as follows:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Per share data (1)
Net asset value at beginning of period	$14.06	$16.31
Dividends from capital gains	(0.35)	(0.39)
Net investment loss	(0.10)	(0.24)
Net realized gain on investments	0.44	0.75
Net unrealized appreciation on investments	0.19	0.50
Net unrealized depreciation on servicing assets	(0.03)	(0.03)
Change in provision for deferred taxes	(0.11)	—
Reversal of deferred tax asset	—	(0.29)
Net asset value at end of period	$14.10	$16.61

Per share market value at end of period	$12.50	$16.53
Total return based on market value (3)	(7.47)%	14.63%
Total return based on average net asset value (2)	10.98%	7.36%
Shares outstanding at end of period (in thousands)	14,452	10,206

Ratios/Supplemental Data:
Ratio of expenses to average net assets (2)	16.04%	17.21%
Ratio of net investment loss to average net assets	(0.68)%	(1.47)%
Net assets at end of period	$203,762	$169,566
Average debt outstanding	$133,092	$121,093
Average debt outstanding per share	$9.21	$11.86
Asset coverage ratio	251%	225%
Portfolio turnover	23.92%	29.34%

(1) Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2) Annualized.
(3) Assumes dividends are reinvested.
NOTE 10—EARNINGS PER SHARE:

The following table summarizes the calculations for the net increase in net assets per common share for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Net increase in net assets	$5,604	$10,003
Weighted average shares outstanding (in thousands)	14,509	10,206
Net increase in net assets per common share	$0.39	$0.98

NOTE 11—DIVIDENDS AND DISTRIBUTIONS:

The Company's dividends and distributions are recorded on the declaration date. The following table summarizes the Company's dividend declarations and distributions during the three months ended March 31, 2016 and 2015.

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
March 31, 2016
February 25, 2016	March 22, 2016	March 31, 2016	$0.35	$4,708	29	$362
March 31, 2015
March 19, 2015	March 30, 2015	April 13, 2015	$0.39	$3,985	—	$—
NOTE 12—SUPPLEMENTAL FINANCIAL DATA:
Summarized Financial Information of Our Unconsolidated Subsidiaries

The Company holds a controlling interest, as defined by the 1940 Act, as amended, in portfolio companies that are not consolidated in the Company's condensed consolidated financial statements. Below is a brief description of a portfolio company that is required to have supplemental disclosure incorporated in our financial statements in accordance with Regulation S-X section 4-08(g), along with summarized financial information as of March 31, 2016 and 2015.

Universal Processing Services of Wisconsin, LLC

UPS markets credit and debit card processing services, check approval services and ancillary processing equipment and software to merchants who accept credit cards, debit cards, checks and other non-cash forms of payment. The Company generated $1,300,000 and $800,000 in dividend income from UPS and recorded $2,800,000 and $2,600,000 in unrealized appreciation on controlled investment for the three months ended March 31, 2016 and 2015, respectively.

The summarized financial information of our unconsolidated subsidiary is as follows:

Balance Sheets - Universal Processing Services of Wisconsin, LLC	As of March 31, 2016	As of December 31, 2015
Current assets	$6,185	$6,126
Noncurrent assets	10,852	11,288
Total assets	$17,037	$17,414
Current liabilities	3,522	3,911
Noncurrent liabilities	16,999	16,999
Total liabilities	$20,521	$20,910
Total deficit	$(3,484)	$(3,496)

Statements of Income - Universal Processing Services of Wisconsin, LLC	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Revenue	$24,470	$23,087
Expenses	22,856	21,671
Income from operations	$1,614	$1,416
Interest (expense) income, net	(301)	2
Net income	$1,313	$1,418

NOTE 13—SUBSEQUENT EVENTS:

Notes Due 2021
In April 2016, the Company and U.S. Bank, N.A. (the “Trustee”), entered into the Second Supplemental Indenture (the “Second Supplemental Indenture”) to the Base Indenture between the Company and the Trustee, relating to the Company’s issuance, offer and sale of $35,000,000 aggregate principal amount of 7.0% Notes due 2021 (the “2021 Notes”). The Company granted an overallotment option of up to $5,250,000 in aggregate principal amount of the 2021 Notes. The sale of the Notes generated proceeds of approximately $33,750,000, net of underwriter's fees and expenses. In May 2015, the underwriters exercised their option to purchase $5,250,000 in aggregate principal amount of notes for an additional $5,066,000 in net proceeds.

The Notes will mature on March 31, 2021 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after April 22, 2017, at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to but not including the date fixed for redemption. The 2021 Notes bear interest at a rate of 7.0% per year payable quarterly on March 31, June 30, September 30, and December 31 of each year, commencing on June 30, 2016, and trade on the NASDAQ Global Market under the trading symbol “NEWTL.”

Newtek Business Services Corp. and Subsidiaries
Schedule of Investments In and Advances to Affiliates
Three Months Ended March 31, 2016

Portfolio Company/Type of Investment (1)	Amount of Interest, Fees or Dividends Credited in Income	Fair Value at December 31, 2015	Gross Additions (2)	Gross Reductions (3)	Fair Value at March 31, 2016
Control Investments
Advanced Cyber Security Systems, LLC
50% Membership Interest	$—	$—	$—	$—	$—
Term Loan	—	—	—	—	—

Automated Merchant Services, Inc.
100% Common Stock	—	—	—	—	—

CDS Business Services, Inc.
100% Common Stock	—	925	—	(100)	825
Line of Credit	37	2,870		(1,000)	1,870

CrystalTech Web Hosting, Inc.
100% Common Stock	330	21,414	—	—	21,414

Exponential Business Development Co. Inc.
100% Common Stock	—	—	—	—	—

Fortress Data Management, LLC
100% Membership Interest	—	—	—	—	—

Newtek Insurance Agency, LLC
100% Membership Interest	—	2,500	—	—	2,500

PMTWorks Payroll, LLC
90% Membership Interest	—	1,020	—	—	1,020
Term Loan	26	—	435	—	435

Secure CyberGateway Services, LLC
66.7% Membership Interest	13	—	—	—	—
Term Loan	19	1,196	2	(300)	898

Premier Payments LLC
100% Membership Interest	450	16,503	988	—	17,491

Small Business Lending, LLC
100% Membership Interest	200	5,500	—	—	5,500

Summit Systems and Designs, LLC
100% Membership Interest	—	—	—	—	—

Portfolio Company/Type of Investment (1)	Amount of Interest, Fees or Dividends Credited in Income	Fair Value at December 31, 2015	Gross Additions (2)	Gross Reductions (3)	Fair Value at March 31, 2016
Universal Processing Services of Wisconsin, LLC
100% Membership Interest	1,300	52,448	2,800	—	55,248

Total Control Investments	$2,375	$104,376	$4,225	$(1,400)	$107,201

This schedule should be read in connection with the Company's Condensed Consolidated Financial Statements, including the Consolidated Schedule of Investments and Notes to the Condensed Consolidated Financial Statements.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

The matters discussed in this report, as well as in future oral and written statements by management of Newtek Business Services Corp., that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward- looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, the availability of additional capital, and the ability to maintain certain debt to asset ratios. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward-looking statements contained in this report include statements as to:

•	our future operating results;

•	our business prospects and the prospects of our prospective portfolio companies;

•	the impact of investments that we expect to make;

•	our informal relationships with third parties

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	our ability to access debt markets and equity markets;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	our regulatory structure and tax status;

•	our ability to operate as a BDC and a RIC;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the timing, form and amount of any dividend distributions;

•	the impact of fluctuations in interest rates on our business;

•	the valuation of any investments in portfolio companies, particularly those having no liquid trading market; and

•	our ability to recover unrealized losses.

The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes and other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under Item 1A-“Risk Factors” of Part II of this quarterly report on Form 10-Q, Item 1A-“Risk Factors” of our annual report on Form 10-K filed with the SEC on March 15, 2016 and under “Forward-Looking Statements” of this Item 2.
Overview

We are a leading national non-bank lender and own and control certain portfolio companies (our “controlled portfolio companies,” as defined below) that provide a wide range of business and financial products to small- and medium-sized businesses (“SMBs”). In particular, we and our controlled portfolio companies provide comprehensive lending, payment processing, managed technology, personal and commercial insurance, and payroll solutions to over 100,000 SMB accounts, across all industries. We have an established and reliable platform that is not limited by client size, industry type, or location. As a result, we have a strong and diversified client base across every state in the U.S and across a variety of different industries. In addition, we have developed a financial and technology based business model that enables us and our controlled portfolio companies to acquire and process our SMB clients in a very cost effective manner. This capability is supported in large part by NewTracker®, our patented prospect management technology software, which is similar to but better than the system popularized by Salesforce.com. We believe that this technology and business model distinguishes us from our competitors.

We are an internally-managed, closed-end, investment company that has elected to be regulated as a business development company (“BDC”) under the 1940 Act. In addition, for U.S. federal income tax purposes, we intend to elect to be treated as a RIC under the Code beginning in the 2015 tax year. As a BDC and a RIC, we are also subject to certain constraints, including limitations imposed by the 1940 Act and the Code. We converted to a BDC in November 2014. As a result, previously consolidated subsidiaries are now recorded as investments in controlled portfolio companies, at fair value. Newtek Small Business Finance, LLC is a consolidated subsidiary and originates loans under the SBA's 7(a) program.

Our common shares are currently listed on the NASDAQ Global Market under the symbol “NEWT”.

NSBF has been granted Preferred Lender Program (“PLP”) status and originates, sells and services small business loans and is authorized to place SBA guarantees on loans without seeking prior SBA review and approval. Being a national lender, PLP status allows NSBF to expedite loans since NSBF is not required to present applications to the SBA for concurrent review and approval. The loss of PLP status could adversely impact our marketing efforts and ultimately loan origination volume which could negatively impact our results of operations.

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

We regularly engage in discussions with third parties with respect to various potential transactions. We may acquire an investment or a portfolio of investments or an entire company or sell a portion of our portfolio on an opportunistic basis. We, our subsidiaries or our affiliates may also agree to manage certain other funds that invest in debt, equity or provide other financing or services to companies in a variety of industries for which we may earn management or other fees for our services. We may also invest in the equity of these funds, along with other third parties, from which we would seek to earn a return and/or future incentive allocations. Some of these transactions could be material to our business. Consummation of any such transaction will be subject to completion of due diligence, finalization of key business and financial terms (including price) and negotiation of final definitive documentation as well as a number of other factors and conditions including, without limitation, the approval of our board of directors and required regulatory or third party consents and, in certain cases, the approval of our stockholders. Accordingly, there can be no assurance that any such transaction would be consummated. Any of these transactions or funds may require significant management resources either during the transaction phase or on an ongoing basis depending on the terms of the transaction.

Revenues

We generate revenue in the form of interest, dividend, servicing and other fee income on debt and equity investments. Our debt investments typically have a term of 10 to 25 years and bear interest at prime plus a margin. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. We receive servicing income related to the guaranteed portions of SBA investments which we sell into the secondary market. These recurring fees are earned daily and recorded when earned. In addition, we may generate revenue in the form of packaging, prepayment, legal and late fees. We record such fees related to loans as other income. Dividends are recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income is recorded at the time dividends are declared. Distributions of earnings from portfolio companies are evaluated to determine if the distribution is income, return of capital or realized gain.
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

Expenses

Our primary operating expenses are salaries and benefits, interest expense and other general and administrative costs, such as professional fees, marketing, loan related costs and rent. Since we are an internally-managed BDC with no outside adviser or management company, the BDC incurs all the related costs to operate the Company.

Loan Portfolio Asset Quality and Composition
The following tables set forth distribution by business type of the Company’s SBA 7(a) loan portfolio at March 31, 2016 and December 31, 2015, respectively (in thousands):
As of March 31, 2016

Distribution by Business Type
Business Type	# of Loans	Balance	Average Balance	% of Balance
Existing Business	744	$138,961	$187	78.9%
Business Acquisition	152	27,949	184	15.9%
Start-Up Business	121	9,317	77	5.2%
Total	1,017	$176,227	$173	100.0%
As of December 31, 2015

Distribution by Business Type
Business Type	# of Loans	Balance	Average Balance	% of Balance
Existing Business	679	$130,692	$192	78.4%
Business Acquisition	144	26,763	186	16.0%
Start-Up Business	125	9,297	74	5.6%
Total	948	$166,752	$176	100.0%
The following tables set forth distribution by borrower’s credit score of the Company’s SBA 7(a) loan portfolio at March 31, 2016 and December 31, 2015, respectively (in thousands):
As of March 31, 2016

Distribution by Borrower Credit Score
Credit Score	# of Loans	Balance	Average Balance	% of Balance
500 to 550	13	$1,245	$96	0.7%
551 to 600	34	5,026	148	2.9%
601 to 650	127	25,176	198	14.3%
651 to 700	290	47,644	164	27.0%
701 to 750	308	57,709	187	32.7%
751 to 800	203	32,168	158	18.3%
801 to 850	36	4,984	138	2.8%
Not available	6	2,275	379	1.3%
Total	1,017	$176,227	$173	100.0%
As of December 31, 2015

Distribution by Borrower Credit Score
Credit Score	# of Loans	Balance	Average Balance	% of Balance
500 to 550	12	$1,085	$90	0.6%
551 to 600	32	4,957	155	3.0%
601 to 650	113	22,597	200	13.6%
651 to 700	262	41,901	160	25.1%
701 to 750	291	57,101	196	34.2%
751 to 800	198	31,870	161	19.1%
801 to 850	34	4,942	145	3.0%
Not available	6	2,299	383	1.4%
Total	948	$166,752	$176	100.0%
The following tables set forth distribution by primary collateral type of the Company’s SBA 7(a) loan portfolio at March 31, 2016 and December 31, 2015, respectively (in thousands):
As of March 31, 2016

Distribution by Primary Collateral Type
Collateral Type	# of Loans	Balance	Average Balance	% of Balance
Commercial Real Estate	470	$98,993	$211	56.2%
Machinery and Equipment	179	34,196	191	19.4%
Residential Real Estate	220	16,984	77	9.6%
Other	41	12,173	297	6.9%
Accounts Receivable and Inventory	70	12,522	179	7.1%
Liquid Assets	12	444	37	0.3%
Furniture and Fixtures	8	282	35	0.2%
Unsecured	17	633	37	0.3%
Total	1,017	$176,227	$173	100.0%
As of December 31, 2015

Distribution by Primary Collateral Type
Collateral Type	# of Loans	Balance	Average Balance	% of Balance
Commercial Real Estate	444	$94,013	$212	56.5%
Machinery and Equipment	173	32,423	187	19.4%
Residential Real Estate	197	15,545	79	9.3%
Other	40	11,284	282	6.8%
Accounts Receivable and Inventory	66	12,583	191	7.5%
Liquid Assets	12	451	38	0.3%
Unsecured	9	240	27	0.1%
Furniture and Fixtures	7	213	30	0.1%
Total	948	$166,752	$176	100.0%
The following tables set forth distribution by days delinquent of the Company’s SBA 7(a) loan portfolio at March 31, 2016 and December 31, 2015, respectively (in thousands):
As of March 31, 2016

Distribution by Days Delinquent
Delinquency Status	# of Loans	Balance	Average Balance	% of Balance
Current	907	$156,431	$172	88.8%
1 to 30 days	31	6,596	213	3.7%
31 to 60 days	12	2,064	172	1.2%
61 to 90 days	4	146	37	0.1%
91 days or greater	63	10,990	174	6.2%
Total	1,017	$176,227	$173	100.0%
As of December 31, 2015

Distribution by Days Delinquent
Delinquency Status	# of Loans	Balance	Average Balance	% of Balance
Current	856	$151,950	$178	91.2%
1 to 30 days	23	3,525	153	2.1%
31 to 60 days	10	2,190	219	1.3%
61 to 90 days	—	—	—	—%
91 days or greater	59	9,087	154	5.4%
Total	948	$166,752	$176	100.0%
Consolidated Results of Operations

As a BDC and based on our intention to qualify as a RIC, we are subject to certain constraints on our operations, including limitations imposed by the 1940 Act and the Code. The condensed consolidated results of operations described below may not be indicative of the results we report in future periods.
Comparison of the three months ended March 31, 2016 and 2015

Investment Income

(in thousands)	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	Change
Investment income:
Interest income	$2,533	$2,213	$320
Dividend income	2,293	1,087	1,206
Servicing income	1,371	1,043	328
Other income	597	407	190
Total investment income	$6,794	$4,750	$2,044
Interest Income
The increase in interest income was attributable to the average outstanding performing portfolio of SBA non-affiliate investments increasing to $158,140,000 from $124,994,000 for the three months ended March 31, 2016 and 2015, respectively. The increase in the average outstanding performing portfolio resulted from the origination of new SBA non-affiliate investments period over period.
Dividend Income
The increase in dividend income is primarily related to dividends received from Premier of $450,000 during the three months ended March 31, 2016, an increase of $500,000 of dividend income from UPS and $126,000 increase in dividends from Small Business Lending, LLC (“SBL”). Dividend income is dependent on portfolio company earnings. Current quarter dividend income may not be indicative of future period dividend income.
NSBF Servicing Portfolio and Related Servicing Income
The following table represents NSBF originated servicing portfolio and servicing income earned for the three months ended March 31, 2016 and 2015:

(in thousands):	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	Change
Total NSBF originated servicing portfolio (1)	$797,167	$659,705	$137,462
Total servicing income earned	$1,371	$1,043	$328
(1) Of this amount, the total average NSBF originated portfolio earning servicing income was $590,961,000 and $483,619,000 for the three months ended March 31, 2016 and 2015, respectively.
The increase in servicing income was attributable to the increase in total portfolio investments for which we earn servicing income. The portfolio earning servicing income increased $107,342,000 period over period. The increase was a direct result of increased investments in SBA non-affiliate investments from 2015 to 2016.
Other Income
Other income relates primarily to legal, packaging, prepayment, and late fees earned from SBA loans. The increase is related to the increase in loans originated to 102 for the three months ended March 31, 2016 from 61 during the three months ended March 31, 2015.
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

(in thousands)	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Net investment loss	$(1,380)	$(2,476)
Net realized gains on SBA non-affiliate debt investments	6,276	7,699
Adjusted net investment income	$4,896	$5,223

We believe this is a useful measure as it depicts the current income generated from our investment activities during the period. We include net realized gains on non-affiliate debt investments because they are recurring income related to the sale of SBA guaranteed non-affiliate investments in the secondary market.

The decrease in adjusted net investment income is a result of less realized gains from SBA non-affiliate debt investments offset by a decrease in net investment loss period over period. Net realized gains from SBA non-affiliate debt investments decreased as a result of the Company holding $31,486,000 of guaranteed SBA non-affiliate debt investments at December 31, 2014 and selling them into the secondary market during the three months ended March 31, 2015, generating approximately $3,900,000 in realized gains. At December 31, 2015, $2,284,000 of guaranteed SBA non-affiliate investments were held and sold into the secondary market during the three months ended March 31, 2016. See table below under Net Realized Gains on SBA Non-Affiliate Investments for additional detail.
Expenses

(in thousands)	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	Change
Expenses:
Salaries and benefits	$3,344	$3,023	$321
Interest	1,488	1,356	132
Depreciation and amortization	40	85	(45)
Other general and administrative costs	3,302	2,762	540
Total expenses	$8,174	$7,226	$948
Salaries and Benefits
The increase in salaries and benefits in primarily related to an increase in headcount at NSBF. The additional headcount relates primarily to employees performing loan processing, loan closing or loan servicing functions as a result of the increase in loan originations over the twelve month period. Included in salaries and benefits are managerial assistance fees charged to controlled affiliates. These amounts are recorded as a reduction of salaries and benefits. The increase in salaries and benefits was offset by a $193,000 increase in managerial assistance fees charged during the three months ended March 31, 2016.
Interest Expense

(in thousands)	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	Change
Securitization Trusts	$959	$890	$69
Capital One lines of credit (NSBF)	217	270	(53)
Capital One term loan and line of credit (NBS)	—	162	(162)
Notes due 2022	178	—	178
Related party note	122	—	122
Capco	12	19	(7)
Other	—	15	(15)
Total interest expense (1)	$1,488	$1,356	$132

(1) See Recent Developments - Notes Due 2021

Interest expense related to securitizations increased as a result of an additional securitization transaction completed in September 2015. In June 2015, the Company received $19,119,000 under an unsecured revolving line of credit extended by UPS and NTS and incurred $122,000 in interest expense during the three months ended March 31, 2016. In June 2014,  the Company entered into a four year $20,000,000 credit agreement with Capital One, N.A. (“Capital One”) consisting of a $10,000,000 term loan and a revolving line of credit of up to $10,000,000. The NBS Capital One term loan and line of credit were paid in full and extinguished in June 2015, and as such, no interest expense was incurred during the three months ended March 31, 2016. In addition, $178,000 of interest expense was incurred on the Notes due 2022 which closed in September 2015, during the three months ended March 31, 2016.
Other General and Administrative Costs
Other general and administrative costs include professional fees, marketing, loan related costs and rent. The increase in other general and administrative costs is primarily related to an increase in loan related costs. Loan related costs include referral fees, appraisal fees, legal fees, search fees and other collateral preservation costs. Loan related costs increase as the number of loans we originate and service increase. At March 31, 2016, our loan portfolio consists of 1,017 SBA 7(a) loans as compared to 796 at March 31, 2015.
Net Realized Gains and Net Unrealized Appreciation and Depreciation

Net realized gains or losses on investments are measured by the difference between the net proceeds from the repayment or sale and the cost basis of our investments without regard to unrealized appreciation or depreciation previously recognized and includes investments charged off during the period, net of recoveries. Realized gains for the three months ended March 31, 2016 and 2015 were $6,276,000 and $7,746,000, respectively. Realized losses were $0 and $47,000 during the three months ended March 31, 2016 and 2015, respectively. The net change in unrealized appreciation or depreciation on investments primarily reflects the change in portfolio investment fair values during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

Net Realized Gains on SBA Non-Affiliate Investments

	Three Months Ended
	March 31, 2016		March 31, 2015
(in thousands)	# of Debt Investments	$ Amount	# of Debt Investments	$ Amount
SBA non-affiliate investments originated during the quarter	102	$56,058	61	$49,629
SBA guaranteed non-affiliate investments sold during the quarter	99	$42,493	58	$52,349
Realized gains recognized on sale of SBA guaranteed non-affiliate investments	—	$6,276	—	$7,746
Average sale price as a percent of principal balance (1)		112.41%	—	112.44%

(1) Realized gains greater than 110.00% must be split 50/50 with the SBA in accordance with SBA regulations. The realized gains recognized above reflects amounts net of split with SBA.

Net Unrealized Appreciation (Depreciation) on Investments

(in thousands)	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	Change
Net unrealized appreciation (depreciation) on SBA guaranteed non-affiliate investments	$62	$(1,698)	$1,760
Net unrealized depreciation on SBA unguaranteed non-affiliate investments	(1,027)	(666)	(361)
Net unrealized appreciation on controlled investments	3,690	7,500	(3,810)
Change in provision for deferred taxes on unrealized gains on investments	(1,608)	—	(1,608)
Net unrealized depreciation on non-control/non-affiliate investments	(16)	—	(16)
Total net unrealized appreciation on investments	$1,101	$5,136	$(4,035)

Net unrealized appreciation (depreciation) on SBA guaranteed non-affiliate investments relates to guaranteed portions of SBA debt investments made which the Company sells into a secondary market. Unrealized appreciation of SBA guaranteed investments represents the fair value adjustment of guaranteed portions of loans which have not yet been sold.

Net unrealized depreciation on SBA unguaranteed non-affiliate investments resulted from fair value adjustments on new investments. The increase is related to new loans originated during the three months ended March 31, 2016 which are discounted at a market yield of 5.30%.

Net unrealized appreciation on controlled investments decreased $3,810,000. During the three months ended March 31, 2015, we recorded a $5,100,000 unrealized gain on our investment in SBL as a result of the addition of a new third-party servicing contract which provides a longer-term revenue stream. During the three months ended March 31, 2016, no unrealized gains were recorded related to the investment in SBL. During the three months ended March 31, 2016, the Company recorded unrealized gains of $2,800,000 and $988,000 on its investments in UPS and Premier, respectively. The primary driver of these increases were increases in multiples of comparable companies.

Provision for Deferred Taxes on Unrealized Appreciation of Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable subsidiaries are not consolidated with the Company for income tax purposes, but are consolidated for GAAP purposes, and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. During the three months ended March 31, 2016, the Company recognized a provision for deferred taxes on unrealized gains of $1,608,000.

Net Unrealized Depreciation on Servicing Assets

(in thousands)	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	Change
Net unrealized depreciation on servicing assets	$(403)	$(356)	$(47)

The increase in unrealized depreciation on servicing assets is primarily related to the increase in the discount rate from 11.57% to 12.03% offset by decreases in the assumed cumulative prepayment and average cumulative default rates. The assumed cumulative prepayment rate decreased from 19% to 15.5% and the assumed average cumulative default rate decreased from 25% to 20%.

Liquidity and Capital Resources
Overview
Cash requirements and liquidity needs over the next twelve months are anticipated to be funded primarily through operating results, available cash and cash equivalents, existing credit lines, proposed new credit lines, additional securitizations of the Company’s SBA lender’s unguaranteed loan portions and additional issuances of common stock.

Public Offerings

In April 2016, the Company and U.S. Bank, N.A. (the “Trustee”), entered into the Second Supplemental Indenture (the “Second Supplemental Indenture”) to the Base Indenture between the Company and the Trustee, relating to the Company’s issuance, offer and sale of $35,000,000 aggregate principal amount of 7.0% Notes due 2021 (the “2021 Notes”). The Company granted an overallotment option of up to $5,250,000 in aggregate principal amount of the 2021 Notes. The sale of the Notes generated proceeds of approximately $33,750,000, net of underwriter's fees and expenses. In May 2015, the underwriters exercised their option to purchase $5,250,000 in aggregate principal amount of notes for an additional $5,066,000 in net proceeds.

The Notes will mature on March 31, 2021 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after April 22, 2017, at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to but not including the date fixed for redemption. The 2021 Notes bear interest at a rate of 7.0% per year payable quarterly on March 31, June 30, September 30, and December 31 of each year, commencing on June 30, 2016, and trade on the NASDAQ Global Market under the trading symbol “NEWTL.”

On October 15, 2015 we completed a public offering of 2,000,000 shares of our common stock at a public offering price of $16.50 per share. We also sold an additional 300,000 shares of common stock at a public offering price of $16.50 per share pursuant to the underwriter's full exercise of the over-allotment option. Proceeds, net of offering costs and expenses were $35,290,000.

In September 2015, we issued $8,324,000, including the underwriter's partial exercise of their over-allotment option, in aggregate principal amount of the 7.5% Notes due 2022 (the “2022 Notes”). The 2022 Notes are the Company’s direct unsecured obligations and rank: (i) pari passu with the Company’s other outstanding and future unsecured indebtedness; (ii) senior to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2022 Notes; (iii) effectively subordinated to all the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. The 2022 Notes will mature on September 30, 2022 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after September 23, 2018, at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to but not including the date fixed for redemption. Proceeds net of offering costs and expenses were $7,747,000.

On November 18, 2014 we completed a public offering of 2,200,000 shares of our common stock at a public offering price of $12.50 per share. We also sold an additional 330,000 shares of common stock at a public offering price of $12.50 per share pursuant to the underwriter's full exercise of the over-allotment option. Proceeds, net of offering costs and expenses were $27,883,000.

Capital One Facilities

NSBF has a $50,000,000 credit facility with Capital One. The facility provides for a 55% advance rate on the non-guaranteed portions of the SBA 7(a) loans it originates, and a 90% advance rate on the guaranteed portions of SBA 7(a) loans it originates. The interest rate on the portion of the facility, collateralized by the government guaranteed portion of SBA 7(a) loans, is set at Prime plus 1.00%, and there is a quarterly facility fee equal to 0.25% on the unused portion of the revolving credit calculated as of the end of each calendar quarter. The interest rate on the portion of the facility, collateralized by the non-guaranteed portion of SBA 7(a) loans, is set at Prime plus 1.875%, and there is a quarterly facility fee equal to 0.25% on the unused portion of the revolving credit calculated as of the end of each calendar quarter. In June 2015, we amended the existing facility to eliminate the fixed charge coverage ratio in exchange for a debt service ratio, new EBITDA minimums, the elimination of restrictions on our ability to pay dividends to stockholders, as well as the release of the guarantees of our former subsidiaries (now treated as portfolio companies). In addition, the amendment extended the date on which the facility will convert to a term loan from May 16, 2016 to May 16, 2017 and extended the maturity date of the facility to May 16, 2019. At March 31, 2016, we had $11,054,000 and $21,275,000 outstanding under the unguaranteed and guaranteed lines of credit, respectively. At March 31, 2016, we were in full compliance with all applicable loan covenants.

Related Party Notes Payable

In June 2015, we entered into an unsecured revolving line of credit agreement with UPS and NTS. Maximum borrowings under the line of credit are $38,000,000. The outstanding balance bears interest at a rate equal to (a) the greater of LIBOR or 50 basis points plus (b) 7% or at a rate equal to (y) the greater of the Prime Rate or 3.5%, plus (z) 6%. At March 31, 2016, the line of credit bears interest at a rate of 7.5%. The revolving line of credit has a maturity date of June 21, 2019. The outstanding borrowings at March 31, 2016 were $10,817,000.

Securitization Transactions

In December 2010, we created a financing channel for the sale of the unguaranteed portions of SBA 7(a) loans held on our balance sheet. We transferred the unguaranteed portions of SBA loans of $19,615,000, and an additional $3,000,000 in loans issued subsequent to the transaction, to a special purpose entity created for this purpose, Newtek Small Business Loan Trust 2010-1 (the “Trust”), which in turn issued notes (the “securitization notes”) for the par amount of $16,000,000 against the assets in a private placement. The Trust is only permitted to purchase the unguaranteed portion of SBA 7(a) loans, issue asset-backed securities, and make payments on the securities. The Trust issued a single series of securitization notes to pay for the unguaranteed portions it acquired from us and will be dissolved when those securities have been paid in full. The primary source for repayment of the securitization notes is the cash flows generated from the unguaranteed portion of SBA 7(a) loans now owned by the Trust. Principal on the securitization notes will be paid by cash flow in excess of that needed to pay various fees related to the operation of the Trust and interest on the debt. The securitization notes have an expected maturity of about five years based on the expected performance of the underlying collateral and structure of the debt and a legal maturity of 30 years from the date of issuance. The assets of the Trust are legally isolated and are not available to pay our creditors. We continue to retain rights to cash reserves and all residual interests in the Trust and will receive servicing income. Proceeds from this transaction were used to repay a Capital One loan and for general corporate and lending purposes. Because we determined we are the primary beneficiary of the Trust we needed to consolidate the Trust into our financial statements. We continue to recognize the securitization notes in Notes payable. The investors and the Trust have no recourse to any of our other assets for failure if the Trust has insufficient funds to pay its obligations when due; however, Newtek, has provided a limited guaranty to the investors in the Trust in an amount not to exceed 10% of the original issuance amount, to be used after all of the assets of the Trust have been exhausted. The notes were issued with an “AA” rating from S&P based on the underlying collateral.

In December 2011, we entered into a Supplemental Indenture by which the original $16,000,000 of securitization notes were amended to reflect a new principal amount of $12,880,000, as a result of principal payments made, and additional notes were issued in an initial principal amount of $14,899,000, so that the initial aggregate principal amount of all notes as of December 31, 2011 totaled $27,779,000. The notes are backed by approximately $40,500,000 of the unguaranteed portions of loans originated, and include an additional $5,000,000 to be originated and issued to the Trust by us under the SBA loan program. The notes retained their “AA” rating under S&P, and the final maturity date of the amended notes is March 22, 2037. The proceeds of the transaction have been and will be used to repay debt and originate new loans.

In March 2013, we transferred the unguaranteed portions of SBA loans of $23,569,000, and an additional $5,900,000 in loans issued subsequent to the transaction, to a special purpose entity, Newtek Small Business Loan Trust 2013-1 (the “ 2013 Trust”). The 2013 Trust in turn issued securitization notes for the par amount of $20,909,000 against the assets in a private placement. The notes received an “A” rating by S&P; and the final maturity date of the amended notes is June 25, 2038. The proceeds of the transaction have been used to repay debt and originate new loans.

In December 2013, we completed an additional transaction whereby the unguaranteed portions of SBA loans of $23,947,000, and an additional $3,642,000 in loans issued subsequent to the transaction, was transferred to a Trust. The Trust in turn issued securitization notes for the par amount of $24,433,000 against the assets in a private placement. The notes received an “A” rating by S&P, and the final maturity date of the amended notes is April 25, 2039. The proceeds of the transaction have been used to repay debt and originate new loans.

In December 2014, we completed an additional transaction which resulted in the transfer of $36,000,000 of unguaranteed portions of SBA loans and an additional $7,500,000 in loans which were issued subsequent to the transaction.  The Trust in turn issued securitization notes for the par amount of $31,700,000 against the assets in a private placement. The notes received an “A” rating by S&P, and the final maturity date of the notes is April 2040. The proceeds of the transaction have been used to repay debt and originate new loans.

In September 2015, we issued additional unguaranteed SBA 7(a) loan-backed notes as part of an upsizing of the Newtek Small Business Loan Trust, Series 2010-1. Note principal amounts of the original and exchanged notes were approximately $8,771,000 with additional notes which totaled approximately $32,028,000 as part of the upsizing. The initial aggregate amount of the senior notes issued by the Trust were approximately $40,800,000 on the closing date. The notes are collateralized by approximately $46,458,000 of SBA 7(a) unguaranteed portions and include a prefunded amount of $14,679,000 to be originated and transferred subsequently to the Trust. The notes retained their “AA” rating under S&P, and the final maturity of the amended notes is February 25, 2041.
Cash Flows and Liquidity
As of March 31, 2016, the Company’s unused sources of liquidity consisted of $5,293,000 available through the combined Capital One facilities; $8,301,000 available through notes payable with related parties; $3,614,000 in unrestricted cash and $35,000 in money market funds.

Restricted cash of $18,971,000 as of March 31, 2016 is primarily held in NSBF. The majority, or $18,201,000 of restricted cash, is related to NSBF, and includes reserves in the event payments are insufficient to cover interest and/or principal with respect to securitizations, payments collected which are due to loan participants, a reserve established as part of a voluntary agreement with the SBA and amounts owed to the SBA.

In summary, the Company generated and used cash as follows:

(in thousands)	Three months ended March 31, 2016	Three months ended March 31, 2015
Net cash provided by (used in) operating activities	$8,793	$(10,432)
Net cash used in investing activities	(76)	(12)
Net cash (used in) provided by financing activities	(9,411)	1,224
Net decrease in cash and cash equivalents	(694)	(9,220)
Cash and cash equivalents, beginning of period	4,308	17,813
Cash and cash equivalents, end of period	$3,614	$8,593

For the three months ended March 31, 2016, we experienced a net decrease in cash and cash equivalents of $694,000 which is primarily the net result of $8,793,000 of cash provided by operating activities and $9,411,000 used in financing activities.
During the three months ended March 31, 2016, operating activities provided cash of $8,793,000, consisting primarily of (i) the decrease in broker receivables which arise from the guaranteed portions of SBA 7(a) loans that were traded but had not settled before period end and represent the amount of cash due from the purchasing broker; the amount varies depending on loan origination volume and timing of sales at period end, (ii) $5,497,000 of principal payments from affiliate and non-affiliate investments, (iii) a decrease in restricted cash of $4,016,000, and (iv) $48,769,000 of proceeds from the sale of SBA 7(a) investments. These increases were offset by $56,058,000 of SBA 7(a) loan investments.
Contractual Obligations
The following chart represents the Company’s significant obligations and commitments as of March 31, 2016:

(in thousands)	Payments due by period
Contractual Obligations (2)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Bank notes payable	$32,329	$21,275	$11,054	$—	$—
Securitization notes payable (1)	85,866	—	—	—	85,866
Notes due 2022 (1)	8,324	—	—	—	8,324
Notes payable - related parties	10,817	—	—	10,817	—
Employment agreements	1,125	844	281	—	—
Operating leases	14,385	838	3,368	2,416	7,763
Totals	$152,846	$22,957	$14,703	$13,233	$101,953
(1) Amounts represent principal only and are not shown net of unamortized debt issuance costs. See note 7.
(2) See Recent Developments - Notes Due 2021
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

The application of our valuation methods may include comparisons of our portfolio companies to peer companies that are public, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, discounted cash flow, the markets in which the portfolio company does business and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we will consider the pricing indicated by the external event to corroborate the private equity valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a readily available market value existed for such investments and may differ materially from values that may ultimately be received or settled.

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

Income Taxes

We intend to elect to be treated as a RIC under Subchapter M of the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify for tax treatment as a RIC, we are required to meet certain source of income and asset diversification requirements, and timely distribute to our stockholders at least 90% of investment company taxable income, as defined by the Code, for each tax year. We have made and intend to continue to make the requisite distributions to our stockholders, which will generally relieve us from U.S. federal income taxes.

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
New Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, “Leases”, which amends various aspects of existing accounting guidance for leases, including the recognition of a right of use asset and a lease liability for leases with a duration of greater than one year. The ASU is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those periods. Early adoption is permitted. The Company has not completed its review of the new guidance; however, the Company anticipates that upon adoption of the standard it will recognize additional assets and corresponding liabilities related to leases on its condensed consolidated statements of assets and liabilities.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”, which, among other things, requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. Additionally, the ASU changes the disclosure requirements for financial instruments. This ASU is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those periods, and early adoption is permitted for certain provisions. The Company is currently evaluating the impact this ASU will have on its condensed consolidated financial statements and disclosures.
Off Balance Sheet Arrangements
There were no off balance sheet arrangements as of March 31, 2016.
Recent Developments
Notes Due 2021

In April 2016, the Company and U.S. Bank, N.A. (the “Trustee”), entered into the Second Supplemental Indenture (the “Second Supplemental Indenture”) to the Base Indenture between the Company and the Trustee, relating to the Company’s issuance, offer and sale of $35,000,000 aggregate principal amount of 7.0% Notes due 2021 (the “2021 Notes”). The Company granted an overallotment option of up to $5,250,000 in aggregate principal amount of the 2021 Notes. The sale of the Notes generated proceeds of approximately $33,750,000, net of underwriter's fees and expenses. In May 2015, the underwriters exercised their option to purchase $5,250,000 in aggregate principal amount of notes for an additional $5,066,000 in net proceeds.
The Notes will mature on March 31, 2021 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after April 22, 2017, at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to but not including the date fixed for redemption. The 2021 Notes bear interest at a rate of 7.0% per year payable quarterly on March 31, June 30, September 30, and December 31 of each year, commencing on June 30, 2016, and trade on the NASDAQ Global Market under the trading symbol “NEWTL.”
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
NSBF primarily lends at an interest rate of prime, which resets on a quarterly basis, plus a fixed margin. The Capital One revolver lines as well as the securitization notes are on a prime plus a fixed factor basis. As a result, the Company believes it has matched its cost of funds to its interest income in its financing activities. However, because of the differential between the amount lent and the smaller amount financed a significant change in market interest rates will have a material effect on our income. In periods of sharply rising interest rates, our cost of funds will increase at a slower rate than the interest income earned on the loans we have made; this should improve our net investment income, holding all other factors constant. However, a reduction in interest rates will result in the Company experiencing a reduction in investment income; that is, its interest income will decline more quickly than interest expense resulting in a net reduction of benefit to investment income.
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
We do not have significant exposure to changing interest rates on invested cash (includes cash and cash equivalents, restricted cash and money market funds) which was approximately $22,620,000 at March 31, 2016. We do not purchase or hold derivative financial instruments for trading purposes. All of our transactions are conducted in U.S. dollars and we do not have any foreign currency or foreign exchange risk. We do not trade commodities or have any commodity price risk.
We believe that we have placed our demand deposits, cash investments and their equivalents with high credit-quality financial institutions. Invested cash is held almost exclusively at financial institutions of high credit quality. The Company invests cash not held in interest free checking accounts or bank money market accounts mainly in U.S. Treasury only money market instruments or funds and other investment-grade securities. As of March 31, 2016, cash deposits in excess of insured amounts totaled approximately $11,595,000.
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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.

We may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of any current legal proceedings cannot at this time be predicted with certainty, we do not expect any current matters will materially affect our financial condition or results of operations; however , there can be no assurance whether any pending legal proceedings will have a material adverse effect on our financial condition or results of operations in any future reporting period.  The Company’s controlled portfolio companies are currently involved in various litigation matters, as follows:

As previously disclosed, on January 21, 2014, NCMIC Finance Corporation (‘‘NCMIC’’) filed a complaint against Universal Processing Services of Wisconsin LLC (‘‘UPS’’), one of Newtek Business Services Corp.’s (the ‘‘Company’’) merchant processing controlled portfolio companies, in the United States District Court for the Southern District of Iowa.  Additionally, on October 13, 2015, UPS filed an action against NCMIC and NCMIC related entities seeking, among other things, indemnification in connection with the claims asserted by NCMIC against UPS, as well as for monetary damages for breach of contract and fraud. In March 2016, in order to avoid the additional expense, inconvenience and distraction of continued litigation and trial, UPS paid NCMIC $200,000 in exchange for NCMIC’s agreement to dismiss its claims against UPS. UPS also agreed to dismiss its indemnification and monetary damages claims against NCMIC.

As previously disclosed, during the quarter ended June 30, 2013, the Federal Trade Commission (the ‘‘FTC’’) amended an existing complaint in the matter Federal Trade Commission v. WV Universal Management, LLC et al., pending in the United States District Court for the Middle District of Florida (the ‘‘Court’’), to add UPS as an additional defendant on one count of providing substantial assistance in violation of the Telemarketing Sales Rule. UPS and the FTC reached a settlement on the FTC’s motion for a permanent injunction. On May 19, 2015, the Court entered an equitable monetary judgment against UPS for approximately $1,735,000, which has been deposited with the Court pending the outcome of UPS’ appeal of the judgment.

UPS instituted an action against a former independent sales agent in Wisconsin state court for, among other things, breach of contract. The former sales agent answered the complaint and filed counterclaims against UPS. The court recently granted certain aspects of defendants’ motions for summary judgment, dismissing certain of the claims asserted by UPS. The case is set for trial in late 2016. UPS intends to vigorously pursue its claims against the former sales agent and defend the counterclaims asserted.

In October 2015, CrystalTech Web Hosting, Inc. (‘‘NTS’’) was served with an amended complaint filed by a former customer of NTS alleging claims in connection with a server leased by the customer from NTS.  In April 2016, the court denied NTS’ motion to dismiss the action.  NTS believes that the claims are covered by insurance and that the claims are without merit and intends to vigorously defend the action.

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Number	Description
11	Computation of Per Share Earnings (included in the notes to the condensed consolidated financial statements in this report).

10.1	Employment Agreement with Barry Sloane, dated March 1, 2016, (Incorporated by reference to Exhibit 99.1 to Newtek’s Current Report on Form 8-K filed March 23, 2016).

10.2	Employment Agreement with Jennifer C. Eddelson, dated March 1, 2016 (Incorporated by reference to Exhibit 99.2 to Newtek’s Current Report on Form 8-K filed March 23, 2016).

10.3	Employment Agreement with Michael A. Schwartz, dated March 1, 2016, (Incorporated by reference to Exhibit 99.3 to Newtek’s Current Report on Form 8-K filed March 23, 2016).

31.1	Certification by Principal Executive Officer required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended, filed herewith.

31.2	Certification by Principal Financial Officer required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended, filed herewith.

32.1	Certification by Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWTEK BUSINESS SERVICES CORP.

Date: May 10, 2016	By:	/S/ BARRY SLOANE
Barry Sloane
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2016	By:	/S/ JENNIFER EDDELSON
Jennifer Eddelson
Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)