Form 10-Q
period 2016-06-30
Newtek Business Services Corp.
filed 2016-08-09
CIK 1587987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____
Commission file number: 814-01035

____________________________________________
NEWTEK BUSINESS SERVICES CORP.
 ____________________________________________

(Exact name of registrant as specified in its charter)
____________________________________________

Maryland	46-3755188
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1981 Marcus Avenue, Suite 130, Lake Success, New York	11042
(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 9, 2016 there were 14,491,323 shares issued and outstanding of the registrant’s Common Stock, par value $0.02 per share.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (In Thousands, except for Per Share Data)
	June 30, 2016	December 31, 2015
ASSETS	(Unaudited)	(Note 1)
Investments, at fair value
SBA unguaranteed non-affiliate investments (cost of $188,880 and $166,752, respectively; includes $139,050 and $146,463, respectively, related to securitization trusts)	$179,915	$158,355
SBA guaranteed non-affiliate investments (cost of $8,641 and $2,069, respectively)	9,623	2,284
Controlled investments (cost of $40,331 and $35,781, respectively)	115,085	104,376
Non-control/non-affiliate investments (cost of $1,213 and $1,847, respectively)	1,146	1,824
Investments in money market funds (cost of $35 and $35, respectively)	35	35
Total investments at fair value	305,804	266,874
Cash and cash equivalents	3,221	4,308
Restricted cash	19,995	22,869
Broker receivable	19,861	32,083
Due from related parties	2,998	3,056
Servicing assets, at fair value	14,489	13,042
Credits in lieu of cash, at fair value	432	860
Other assets	9,882	9,338
Total assets	$376,682	$352,430
LIABILITIES AND NET ASSETS
Liabilities:
Bank notes payable	$25,050	$29,100
Notes due 2022	7,811	7,770
Notes due 2021	38,592	—
Notes payable - Securitization trusts (net of $2,240 and $2,501 of debt issuance costs, respectively)	79,320	89,244
Dividends payable	—	5,802
Notes payable - related parties	4,800	5,647
Due to related parties	855	256
Notes payable in credits in lieu of cash, at fair value	432	860
Deferred tax liability	3,298	857
Accounts payable, accrued expenses and other liabilities	12,096	8,945
Total liabilities	172,254	148,481
Commitments and contingencies (Note 8)
Net Assets:
Preferred stock (par value $0.02 per share; authorized 1,000 shares, no shares issued and outstanding)	—	—
Common stock (par value $0.02 per share; authorized 200,000 shares, 14,484 and 14,509 issued and outstanding, respectively)	290	290
Additional paid-in capital	188,673	189,031
Undistributed net investment income	(1,024)	4,437
Net unrealized appreciation, net of deferred taxes	10,678	8,062
Net realized gains	5,811	2,129
Total net assets	204,428	203,949
Total liabilities and net assets	$376,682	$352,430
Net asset value per common share	$14.11	$14.06
See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands, except for Per Share Data)

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Investment income:
From non-affiliate investments:
Interest income	$2,370	$2,231	$4,821	$4,356
Servicing income	1,659	1,068	3,030	2,111
Other income	624	464	1,221	859
Total investment income from non-affiliate investments	4,653	3,763	9,072	7,326
From controlled investments:
Interest income	77	56	159	144
Dividend income	2,493	1,787	4,786	2,874
Other income	—	—	—	12
Total investment income from controlled investments	2,570	1,843	4,945	3,030
Total investment income	7,223	5,606	14,017	10,356
Expenses:
Salaries and benefits	3,629	3,133	6,973	6,156
Interest	1,975	1,728	3,463	3,084
Depreciation and amortization	85	85	125	170
Loss on lease	1,487	—	1,487	—
Other general and administrative costs	4,128	2,955	7,430	5,717
Total expenses	11,304	7,901	19,478	15,127
Net investment loss	(4,081)	(2,295)	(5,461)	(4,771)
Net realized and unrealized gains (losses):
Net realized gain on non-affiliate investments	7,534	7,340	13,820	15,039
Net unrealized appreciation (depreciation) on SBA guaranteed non-affiliate investments	706	(1,464)	768	(3,162)
Net unrealized appreciation (depreciation) on SBA unguaranteed non-affiliate investments	478	(470)	(549)	(1,136)
Net unrealized appreciation on controlled investments	2,034	2,019	5,724	9,519
Provision for deferred taxes on unrealized appreciation on controlled investments	(833)	—	(2,441)	—
Net unrealized depreciation on non-control/non-affiliate investments	(27)	—	(43)	—
Net unrealized depreciation on servicing assets	(438)	(256)	(841)	(612)
Net unrealized (depreciation) appreciation on credits in lieu of cash and notes payable in credits in lieu of cash	(1)	2	(1)	2
Net realized and unrealized gains	9,453	7,171	16,437	19,650
Net increase in net assets	$5,372	$4,876	$10,976	$14,879
Net increase in net assets per share	$0.37	$0.48	$0.76	$1.46
Net investment loss per share	$(0.28)	$(0.22)	$(0.38)	$(0.47)
Dividends declared per common share	$0.35	$0.47	$0.70	$0.86
Weighted average shares outstanding	14,481	10,206	14,495	10,206
See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS (UNAUDITED)
(In Thousands)

Six Months Ended June 30, 2016
Increase in net assets:
Net investment loss	$(5,461)
Net realized gain on investments	13,820
Net change in unrealized appreciation on investments	3,459
Net change in unrealized depreciation on servicing assets	(841)
Net change in unrealized depreciation on credits in lieu of cash and notes payable in credits in lieu of cash	(1)
Net increase in net assets	10,976
Distributions to stockholders:
Distributions to stockholders from net realized gains	(10,138)
Capital share transactions:
Issuance of common stock under dividend reinvestment plan	505
Repurchase of common stock under share repurchase plan	(866)
Net decrease in net assets from capital share transactions	(361)
Other transactions:
Return of dividends related to common stock issued in connection with litigation settlement	2
Total increase in net assets	479
Net assets at beginning of period	203,949
Net assets at end of period	$204,428
Common shares outstanding at end of period	14,484
Capital share activity:
Shares issued under dividend reinvestment plan	45
Shares repurchased under share repurchase plan	(70)
Net decrease in capital activity	(25)

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (In Thousands)
	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Cash flows from operating activities:
Net increase in net assets	$10,976	$14,879
Adjustments to reconcile net increase in net assets to net cash provided by operating activities:
Net unrealized appreciation on controlled investments	(5,724)	(9,519)
Net unrealized depreciation on non-affiliate investments	(175)	4,298
Net unrealized depreciation on servicing assets	841	612
Realized gains on non-affiliate investments	(13,805)	(15,439)
Realized losses on non-affiliate investments	—	400
Loss on lease	1,487	—
Amortization of deferred financing costs	564	—
Deferred income taxes	2,441	—
Depreciation and amortization	125	170
Purchase of loan from SBA	—	(703)
Funding of controlled investments	(6,150)	(200)
Originations of SBA guaranteed non-affiliate investments	(100,533)	(79,070)
Principal payments received from controlled investments	1,600	600
Principal payments received from non-control/non-affiliate investments	634	—
Proceeds from sale of SBA guaranteed non-affiliate investments	107,509	119,969
Originations of SBA unguaranteed non-affiliate investments	(31,351)	(24,441)
Payments received on SBA non-affiliate investments	9,376	7,792
Other, net	193	548
Changes in operating assets and liabilities:
Net increase in investments in money market funds	—	2,774
Broker receivable	12,222	(24,772)
Due to/from related parties	220	(465)
Other assets	663	2,773
Accounts payable, accrued expenses, other liabilities and deferred revenue	2,177	2,675
Change in restricted cash	15,335	2,835
Capitalized servicing assets	(2,288)	(2,404)
Other, net	19	121
Net cash provided by operating activities	6,356	3,433
Cash flows from investing activities:
Purchase of fixed assets	(1,543)	(70)
Cash flows from financing activities:
Net payments on bank lines of credit	(4,050)	(7,534)
Net (payments) borrowings on related party line of credit	(847)	19,119
Repurchase of common stock under share repurchase plan	(866)	—
Proceeds from Notes due 2021	40,250	—
Payments on bank term note payable	—	(9,167)

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (In Thousands)
	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Dividends paid	(15,940)	(3,985)
Payments on Notes Payable - Securitization Trusts	(10,241)	(7,309)
Change in restricted cash related to securitization trusts	(12,461)	(5,944)
Additions to deferred financing costs	(1,740)	(253)
Other, net	(5)	(11)
Net cash used in financing activities	(5,900)	(15,084)
Net decrease in cash and cash equivalents	(1,087)	(11,721)
Cash and cash equivalents—beginning of period	4,308	17,813
Cash and cash equivalents—end of period	$3,221	$6,092

Supplemental disclosure of cash flow activities:
Non-cash operating, investing and financing activities:
Reduction of credits in lieu of cash and notes payable in credits in lieu of cash balances due to delivery of tax credits to Certified Investors	$435	$696
Foreclosed real estate acquired	$124	$713
Dividends declared but not paid	$—	$4,802
Reversal of deferred tax asset	$—	$2,870
Issuance of common stock under dividend reinvestment plan	$505	$—

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Performing SBA Unguaranteed Investments (1)
Hartford Cardiology Group LLC and Ideal Nutrition of Connecticut LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/30/2026	$482.5	$482.5	$415.3	0.20%
Soregard Inc	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	6/30/2041	278.8	278.8	261.1	0.13%
Corning Lumber Company Inc and Frank R Close and Son Inc dba Close Pai	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/30/2029	195.5	195.5	193.9	0.09%
P L H Pharmaco Inc dba Farmacia San Jose	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	6/30/2026	175.0	175.0	170.1	0.08%
Nevey's LLC dba Stark Food III	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/30/2041	293.9	159.6	164.0	0.08%
Martin Inventory Management LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/30/2026	105.8	105.8	106.1	0.05%
Desert Tacos LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2026	98.8	36.8	36.9	0.02%
VMA Technologies LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/30/2026	22.5	22.5	19.1	0.01%
KWG Industries, LLC dba Peterson & Marsh Metal industries	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/29/2041	304.5	304.5	303.8	0.15%
O.D.S. Inc dba Four Seasons Health & Racquet and Step 'N' Motion, Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/29/2026	140.0	140.0	121.7	0.06%
WGI, LLC dba Williams Grant Inn	Accommodation	Term Loan	Prime plus 2.75%	6/29/2041	131.3	131.3	129.0	0.06%
Ninsa LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2041	112.5	112.5	115.6	0.06%
Castone Creations Inc	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	6/29/2026	87.5	87.5	77.3	0.04%
E & P Holdings 1 LLC and Evans & Paul LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	6/28/2026	125.0	125.0	109.5	0.05%
MaidPro Marin dba MaidPro	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/28/2026	17.6	17.6	14.9	0.01%
Edge Pest Control LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/27/2026	750.0	750.0	635.3	0.31%
All Printing Solutions, Inc. dba Pryntcomm	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	6/27/2041	545.6	545.6	515.0	0.25%
Island Time Investments, LLC dba Swantown Inn Bed & Breakfast	Accommodation	Term Loan	Prime plus 2.75%	6/24/2041	101.3	101.3	104.0	0.05%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Yellow Cab Company of Kissimmee Inc	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	6/24/2041	56.8	56.8	53.3	0.03%
Jumbomarkets Inc dba Rines Jumbomarkets	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/24/2026	50.0	50.0	42.4	0.02%
El Basha Inc dba RPM West San Fernando Valley	Real Estate	Term Loan	Prime plus 2.75%	6/24/2026	22.5	22.5	19.1	0.01%
Long Island Comedy LLC dba Governors and New York Comedy, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/23/2041	187.5	187.5	184.6	0.09%
Shooting Sports Academy LLC and Jetaa LLC dba Shooting Sports Academy	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/23/2041	494.8	103.8	106.6	0.05%
Visual Advantage LLC dba Signs Now Perryberg	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/23/2041	91.3	91.3	88.8	0.04%
SNS of Central Alabama, LLC dba Steak N Shake dba Steak N Shake Bigl	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/21/2026	57.5	57.5	51.8	0.03%
Evergreen Investment & Property Management LLC ,Universal Kidney Cente	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/20/2041	1,250.0	1,250.0	1,260.1	0.62%
Italian Heritage Tile and Stone Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/20/2026	62.5	62.5	52.9	0.03%
T and B Boots Inc dba Takken's Shoes	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	6/17/2026	225.0	225.0	223.0	0.11%
Bagelicious, LLC dba Bagelicious of Cheshire	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/17/2026	54.6	54.6	46.5	0.02%
Blue Eagle Transport Inc, Greeneagle Transport Inc and Golden Eagle Tr	Couriers and Messengers	Term Loan	Prime plus 2.75%	6/16/2026	583.0	583.0	493.9	0.24%
NKJ Lusby Donuts LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/16/2026	22.5	22.5	19.1	0.01%
Winegirl Wines LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	6/16/2026	11.3	11.3	11.2	0.01%
Pumpkin Patch Child Care of Southington, LLC and Giuseppe Pugliares	Social Assistance	Term Loan	Prime plus 2%	6/15/2041	515.3	515.3	483.2	0.24%
Strag Industries LLC dba Meineke Car Care Center 841	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/15/2026	15.0	15.0	13.7	0.01%
Jai-Alexia Consulting, Inc.	Couriers and Messengers	Term Loan	Prime plus 2.75%	6/15/2026	11.8	11.8	10.0	—%
Luv 2 Play AZ LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/10/2026	62.5	62.5	60.2	0.03%
Refoleen Inc dba Spice and Tea Exchange	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/10/2026	85.0	46.3	39.2	0.02%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
VBGB Uptown, LLC dba VBGB Beer Hall & Garden	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/8/2026	84.0	84.0	71.2	0.03%
Larry H. Patterson and Rainbow Movers, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	6/6/2026	22.5	22.5	19.1	0.01%
ScimTech Industries Inc dba Archer Aerospace	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	6/6/2026	12.0	12.0	10.2	—%
Solvit Inc and Solvit North Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/3/2026	250.0	250.0	222.1	0.11%
AP5 LLC dba Krauser's Food Store	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/2/2041	242.5	242.5	239.4	0.12%
ATI Jet Inc	Air Transportation	Term Loan	Prime plus 2.75%	5/31/2026	518.8	518.8	459.6	0.22%
Farmer Boy Diner Inc dba Farmer Boy Diner & Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/31/2026	50.0	50.0	50.2	0.02%
Angelo Faia dba AVF Construction	Construction of Buildings	Term Loan	Prime plus 2.75%	5/27/2041	100.0	88.5	87.9	0.04%
Premier Athletic Center of Ohio, Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/27/2026	87.5	87.5	87.8	0.04%
MNM Printing and Marketing Solutions LLC dba AlphaGraphics of Saint Lo	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/27/2026	18.8	18.8	15.9	0.01%
Mersada Holdings LLC	Nonstore Retailers	Term Loan	Prime plus 2.75%	5/26/2026	337.5	337.5	338.6	0.17%
Jack Frost Firewood Inc. and David Dubinsky	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/26/2041	206.3	206.3	200.7	0.10%
Southwest Division Inc	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	5/26/2026	8.3	8.3	7.4	—%
International Kitchen Supply LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/25/2026	186.8	186.7	166.8	0.08%
PennyLion LLC dba Creamistry	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/25/2026	81.0	56.3	49.5	0.02%
Groth Lumber Co. Inc. dba True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/25/2026	22.5	22.5	22.4	0.01%
Powerspec Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/24/2026	87.5	87.5	74.1	0.04%
Island Life Graphics Inc dba FASTSIGNS #576	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	5/24/2026	22.5	22.5	19.3	0.01%
Horseshoe Barbecue, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/23/2029	15.0	15.0	15.1	0.01%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
National Air Cargo Holdings Inc	Air Transportation	Term Loan	Prime plus 2.75%	5/20/2026	1,250.0	1,250.0	1,213.7	0.59%
CM Lab Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/20/2026	172.6	172.6	159.2	0.08%
Elderfriend Inc dba Granny Nannies dba GN Live Scan	Social Assistance	Term Loan	Prime plus 2.75%	5/20/2026	12.8	12.8	10.8	0.01%
Pro Auto Repair LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/20/2026	7.5	7.5	7.2	—%
J&A Laundromat Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/18/2026	67.5	67.5	58.7	0.03%
Dedicated Incorporated	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/18/2041	46.5	46.5	46.1	0.02%
HBA LLC dba Palmetto Twist-Vista	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2026	22.5	22.5	19.5	0.01%
FJN Catering Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/13/2041	262.5	262.5	266.9	0.13%
J. Harris Trucking, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	5/13/2026	60.0	60.0	53.1	0.03%
Studio Find It Georgia Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/13/2026	22.5	22.5	19.7	0.01%
LED Lighting Enterprises LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/13/2026	22.5	22.5	19.1	0.01%
Pumpkin Patch Inc and Christine Feliciano and Antonio Feliciano	Social Assistance	Term Loan	Prime plus 2.75%	5/12/2041	132.5	132.5	129.5	0.06%
Luv 2 Play OC Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/12/2026	62.5	62.5	52.9	0.03%
The Delon Group LLC dba I Love Juice Bar	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/12/2026	55.0	55.0	46.6	0.02%
Sabir Inc. dba Bear Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/11/2041	123.8	123.8	124.2	0.06%
Gator D'Lites LLC dba D'Lites Emporium	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/5/2026	22.5	22.5	19.1	0.01%
Scoler LLC dba Gold's Gym	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/29/2026	262.5	260.9	231.4	0.11%
May-Craft Fiberglass Products Inc	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	4/29/2041	247.5	247.2	253.9	0.12%
Alpha Omega Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	4/29/2041	175.8	175.8	180.5	0.09%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Empowerschool LLC and Empower Autism Academy, LLC	Social Assistance	Term Loan	Prime plus 2.75%	4/29/2041	151.9	151.7	155.4	0.08%
Keller, Fishback & Jackson LLP	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/29/2026	131.8	129.9	130.4	0.06%
La Nopalera Mexicano 2, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/29/2026	125.5	93.8	94.1	0.05%
Warner Home Comfort, LLC dba Smith Piping	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/29/2041	82.5	82.4	80.7	0.04%
Euro Car Miami LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	4/29/2026	62.5	62.2	62.4	0.03%
Hard Exercise Works Winter Park LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/29/2026	40.8	40.5	34.3	0.02%
Marc S. Rosenberg P.C. dba Mammuth and Rosenberg	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/29/2026	22.5	22.4	18.9	0.01%
Loriet LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	4/29/2026	7.5	7.5	6.3	—%
Costume World Inc	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	4/28/2041	1,250.0	1,250.0	1,284.0	0.63%
Pecos Inn LLC dba Econo Lodge	Accommodation	Term Loan	Prime plus 2.75%	4/28/2041	677.5	676.6	679.3	0.33%
Atlantic Restaurant Associates LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/28/2041	262.5	262.1	263.5	0.13%
North American Manufacturing Company	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	4/28/2026	160.0	159.0	159.5	0.08%
Inner Beauty Salon and Suite LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/28/2041	65.0	64.9	65.9	0.03%
Shepherd Appraisal Services LLC dba Property Damage Appraisers of Okla	Real Estate	Term Loan	Prime plus 2.75%	4/28/2026	9.0	8.9	7.6	—%
Green Country Filter Manufacturing LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	4/27/2026	84.3	83.7	72.8	0.04%
Knowledge First Inc dba Magic Years of Learning	Social Assistance	Term Loan	Prime plus 2.75%	4/27/2026	80.0	79.5	74.4	0.04%
NB & T Services, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/27/2026	38.0	37.8	32.0	0.02%
Homecare Casa Rhoda 123 Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2%	4/26/2041	675.0	673.9	640.8	0.31%
Accent Comfort Services, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/26/2026	90.0	89.5	75.8	0.04%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
McIntosh Trail Management Services Organization Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/22/2041	425.0	424.4	436.0	0.21%
Automotive Core Recycling, LLC and 828 Old Colony Road, LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	4/22/2041	250.0	249.7	235.2	0.12%
Jande Graphics LLC dba FastSigns #103201	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/21/2026	56.0	55.7	47.1	0.02%
AAA Mill Direct, Inc. dba Carpet Mill Outlets	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	4/21/2026	7.9	7.8	7.9	—%
Miguel Fernando Borda, P.A. dba BGR Dental	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/15/2026	22.5	22.4	19.5	0.01%
LE & JS dba Laredo Mercado Y Carniceria	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/13/2026	20.0	19.8	16.8	0.01%
Sushiya Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/12/2026	87.5	87.0	76.6	0.04%
Sierra Foothill Cremation & Funeral Service, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/7/2026	53.0	52.7	44.6	0.02%
Waterfalls Quick Lube LLC and Veracruz Shabo LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/6/2041	271.3	270.9	270.3	0.13%
KNS Early Learning Academy LLC	Social Assistance	Term Loan	Prime plus 2.75%	4/6/2041	51.0	50.9	49.5	0.02%
Gill Express Inc and Blue Speed LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/31/2041	518.0	516.5	506.8	0.25%
Men of Steel Enterprises LLC and Vogelbacher Properties LLC	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/31/2041	393.5	392.4	364.2	0.18%
Cameo Carter, MD A Professional Corporation dba The Garden Pediatric	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/31/2026	75.0	74.1	62.7	0.03%
Dana A. Farley dba Independent Cabinets	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	3/31/2041	67.5	67.3	69.1	0.03%
Farhad Brothers LLC dba Lulu's Pizzeria & Family Restaurant and Marvin	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/31/2026	66.8	64.7	54.8	0.03%
Christian Soderquist dba Soderquist Plumbing and Heating LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/31/2041	56.8	56.6	57.8	0.03%
Duke's Cleaners Inc	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/31/2026	47.0	46.4	42.6	0.02%
Vehicle Safety Supply LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/31/2026	22.5	22.2	18.8	0.01%
Wyldewood Cellars, Inc.	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	3/30/2041	986.8	986.5	934.1	0.46%
Tom Sawyer Country Restaurant LLC and AM 3208 LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/30/2041	257.5	256.8	252.4	0.12%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
NOSO Development, LLC	Real Estate	Term Loan	Prime plus 2.75%	3/30/2026	187.5	185.2	156.8	0.08%
Beale Street Blues Company-West Palm Beach, LLC dba Lafayette’s-West	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	3/30/2026	93.8	92.6	80.5	0.04%
Gordon Rogers and Heidi Rogers dba Stone House Motor Inn	Accommodation	Term Loan	Prime plus 2.75%	3/30/2026	22.5	22.5	22.6	0.01%
MTS Car Service LLC	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	3/30/2026	10.5	10.4	8.8	—%
Atlantis of Daytona LLC and Pierre Mamane and Eva Mamane	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2%	3/29/2041	525.0	522.8	508.5	0.25%
Lust for Life Footwear, LLC	Leather and Allied Product Manufacturing	Term Loan	Prime plus 2.75%	3/29/2026	375.0	370.4	313.6	0.15%
Vinmar Inc. dba Locanda Portofino	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/29/2026	81.3	80.3	67.9	0.03%
Barrocas Gym LLC dba Snap Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/29/2026	22.5	22.2	20.1	0.01%
PHCDC1 LLC dba Quarter + Glory and Public House Collective, Corp.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/28/2026	50.0	49.4	44.2	0.02%
Marathon Engineering Corporation	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	3/28/2041	45.0	44.9	44.8	0.02%
ReNew Interior Surface Cleaning LLC dba Randy's Carpet Care and Upholstry	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/28/2026	12.4	12.2	11.9	0.01%
Excel RP Inc	Machinery Manufacturing	Term Loan	Prime plus 2.75%	3/25/2026	125.0	123.5	111.1	0.05%
RCB Enterprises, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/25/2026	56.3	55.6	47.0	0.02%
Revolution Physical Therapy LLC dba Apex Network Physical Therapy	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/25/2026	22.5	22.5	19.5	0.01%
Acton Hardware LLC and Mark Allgood & Jamie Allgood	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/24/2041	498.6	497.2	474.6	0.23%
Lowgap Grocery & Grill LLC	General Merchandise Stores	Term Loan	Prime plus 2.75%	3/24/2041	167.5	167.0	171.5	0.08%
ActKnowledge, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/24/2026	125.0	123.5	123.8	0.06%
International Construction Inc	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	3/24/2041	50.0	49.9	51.2	0.03%
Flooring Liquidators Inc and Premier Flooring Yonkers Inc and Flooring	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/24/2026	50.0	49.4	47.8	0.02%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
The Youth Fountain LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/23/2026	47.5	46.9	39.7	0.02%
Magnation Corporation and Misha Family Trust	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/22/2041	101.3	101.1	103.8	0.05%
Precious Care LLC and Precious Care Management LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/21/2026	557.5	550.7	469.4	0.23%
growth.period LLC and Potomac Recruiting LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/21/2026	156.3	154.3	130.7	0.06%
Media Capital Partners, Inc	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	3/21/2026	22.5	22.2	18.8	0.01%
ERT Group Inc and Curt's Tools Inspection Inc	Support Activities for Mining	Term Loan	Prime plus 2.75%	3/18/2041	1,250.0	1,246.5	1,218.6	0.60%
Taylors Zinn Enterprises Inc dba Eons Auto Care Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/18/2041	80.8	80.5	81.6	0.04%
Mariam Diner Inc dba Country Kitchen Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/18/2026	52.5	51.9	43.9	0.02%
Kekoa Enterprises Inc dba Signarama Sandy	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/18/2026	49.5	48.9	41.4	0.02%
Clean Way Service LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/18/2026	22.5	22.2	18.8	0.01%
Pro Tech Technology LLC	Support Activities for Transportation	Term Loan	Prime plus 2.75%	3/18/2026	7.5	7.4	6.3	—%
Brian T Rice dba BD Logging	Forestry and Logging	Term Loan	Prime plus 2.75%	3/17/2026	15.8	15.6	14.0	0.01%
Evergreen Pallet LLC and Evergreen Recycle LLC	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	3/16/2026	1,039.3	1,027.1	918.8	0.45%
LAN Doctors Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/16/2026	55.0	54.4	54.4	0.03%
K Soles Corp dba Max Collections	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/16/2026	22.5	22.2	18.8	0.01%
Demand Printing Solutions Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/16/2026	21.8	21.5	20.3	0.01%
Auto and Property Insurance Solutions dba Taylor Company Insurance & F	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	3/16/2026	16.4	16.2	13.7	0.01%
R & D Enterprises Inc dba My Pool Man	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/15/2026	50.0	49.4	41.8	0.02%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Mustafa Inc and Raouf Properties LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/14/2041	75.0	74.8	75.6	0.04%
HEWZ, LLC dba Hard Exercise Works	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/14/2026	22.5	22.2	18.8	0.01%
Magill Truck Line LLC and Jeff J. Ralls	Truck Transportation	Term Loan	Prime plus 2.75%	3/11/2029	210.8	209.0	188.1	0.09%
Accuair Control Systems LLC dba Accuair Suspension	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	3/11/2026	150.0	148.2	128.2	0.06%
Wilban LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/11/2026	105.0	103.9	98.1	0.05%
Country Paint and Hardware Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/11/2026	87.4	86.3	74.7	0.04%
Dupre Capital LLC dba Fastsigns	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	3/11/2026	58.4	57.7	48.8	0.02%
ABCs & 123s Infant and Child Care Center LP	Social Assistance	Term Loan	Prime plus 2.75%	3/11/2026	11.3	11.1	9.4	—%
State Painting & Decorating Co., Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/10/2026	103.8	102.5	86.8	0.04%
Fayette Computer Consulting Company	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/10/2026	22.5	22.2	19.7	0.01%
B.P.T.M. of NV LLC and Agentis Bros., LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/9/2041	525.0	523.5	515.0	0.25%
Faith Summit Supply Inc dba Summit Supply and Summit True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/9/2026	22.5	22.2	20.1	0.01%
A & A Auto Care LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/9/2026	12.2	12.0	11.4	0.01%
Step Up Academy of the Arts LLC	Educational Services	Term Loan	Prime plus 2.75%	3/9/2026	8.0	7.9	6.7	—%
Swerve Salon LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/8/2026	79.0	78.0	66.1	0.03%
J & W Hardwood Flooring Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/7/2026	7.5	7.4	6.3	—%
Labmates LLC and POV Holdings LLC	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/4/2041	109.3	108.9	111.9	0.05%
Hueston and Company CPA LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/4/2026	8.3	8.1	7.0	—%
Almost Home Daycare LLC	Social Assistance	Term Loan	Prime plus 2.75%	3/3/2026	50.0	49.4	47.9	0.02%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Miles of Smiles Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/2/2026	93.5	93.5	80.9	0.04%
The River Beas, LLC dba Subway and Punam Singh	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2041	135.9	135.1	136.8	0.07%
Johnson & Dugan Insurance Services Corp	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	2/28/2026	62.5	61.4	52.0	0.03%
Doxa Deo Inc dba Luv 2 Play	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2026	105.0	57.0	51.4	0.03%
Drug Detection Laboratories, Inc. and Minh Tran	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/28/2026	19.8	19.4	16.7	0.01%
Powerpits CS1, LLC dba Pita Pit	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2026	18.8	18.4	16.4	0.01%
Living Essentials HVAC Corp	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/28/2026	15.0	14.7	12.6	0.01%
Consulting Solutions, Inc. and Mark Luciani	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/28/2026	11.3	11.1	10.7	0.01%
Aaradhya LLC dba Market Square Laundry	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/23/2026	80.0	78.5	66.5	0.03%
Blackstones Hairdressing LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/23/2026	52.0	51.4	43.9	0.02%
BER Enterprise 332 Inc dba Edible Arrangements	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/19/2026	22.5	22.1	18.9	0.01%
R-No-Landscaping LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/19/2026	8.3	8.1	7.0	—%
R & K Contracting Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/18/2026	15.8	15.5	13.3	0.01%
Pacific Coast Medical Group LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/17/2026	245.0	240.5	241.2	0.12%
Jersey Shore Marina & Boat Sales, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/12/2041	625.0	622.5	639.3	0.31%
Ei3 Corporation	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/12/2026	326.9	320.9	321.7	0.16%
Gilmore Heights Dental Holdings, LTD and Chas Rob LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/12/2029	310.3	306.4	279.9	0.14%
B for Blonde, LLC dba Blo Blow Dry Bar	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/12/2026	62.0	61.6	52.3	0.03%
Base USA, Inc.	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	2/2/2026	50.0	49.1	49.2	0.02%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Nowatzke Service Center Inc dba Nowatzke Truck and Trailer	Repair and Maintenance	Term Loan	Prime plus 2.75%	1/29/2026	105.0	102.4	102.4	0.05%
Zouk Ltd dba Palma	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/29/2026	22.5	21.9	22.0	0.01%
Wildflour Bakery & Cafe LLC	Social Assistance	Term Loan	Prime plus 2.75%	1/28/2026	62.5	61.0	59.3	0.03%
SuzyQue's LLC dba SuzyQue's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/28/2026	22.5	22.0	22.0	0.01%
Tammy Lavertue	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	1/28/2026	11.3	11.0	10.5	0.01%
New Image Building Services, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/19/2026	83.1	81.1	72.0	0.04%
Oak Tree Storage LLC	Other Information Services	Term Loan	Prime plus 2.75%	1/19/2026	78.8	76.8	66.3	0.03%
Woody's Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	1/12/2026	12.0	11.7	9.9	—%
Gendron Funeral and Cremation Services, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/11/2041	112.5	110.3	113.3	0.06%
Dolarian Realty LLC and OV's Restaurant Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/5/2041	67.8	67.4	69.2	0.03%
Lemonberry Food Stores Inc dba Lemonberry Frozen Yogurt	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/29/2025	112.5	109.1	95.0	0.05%
MCF Forte LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/29/2025	18.8	18.2	15.4	0.01%
Bright Dialysis LLC and Ft Pierce Kidney Care LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/28/2025	1,250.0	1,211.7	1,017.4	0.50%
Panditos LLC dba White Lotus Home	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/28/2025	15.9	15.4	12.9	0.01%
V2 Tango LLC dba Palette 22	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/23/2025	250.0	242.3	209.5	0.10%
800 on the Trax LLC and Matrix Z LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	12/23/2040	240.0	239.1	234.6	0.11%
Ridge Road Equestrian LLC dba Ricochet Ridge Ranch Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/23/2040	102.5	101.8	102.1	0.05%
Optima Health Care Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/23/2025	62.5	60.6	60.6	0.03%
Premier Athletic Center of Ohio Inc. and Gates Investments and Wade Ga	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/22/2028	882.0	863.2	868.2	0.42%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
B&B Organics LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	12/22/2040	375.0	372.3	381.3	0.19%
Joyce Outdoor Advertising Chicago LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/22/2040	300.0	299.3	284.5	0.14%
The LAX Shop Inc	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	12/22/2025	125.0	121.2	121.2	0.06%
Hattingh Incorporated dba Prosthetic Care Facility	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2025	18.0	17.4	15.4	0.01%
G.W. Fitness Centers, LLC and J.G. Fitness LLC and NP Gym LLC and ANA	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/18/2040	1,025.0	1,017.5	1,042.1	0.51%
Accent Tag and Label Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	12/18/2040	665.8	660.9	650.8	0.32%
Trip Consultants U.S.A. Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/18/2025	175.0	169.6	141.9	0.07%
Labmates LLC	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/18/2040	162.5	161.3	165.2	0.08%
Jay Kevin Gremillion dba Dino Smiles Children's Cosmetic Dentistry	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/18/2025	73.0	72.5	63.2	0.03%
Abbondanza Market LLC dba Hampton Falls Village Market	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/18/2025	73.8	70.6	61.0	0.03%
Capital Scrap Metal LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/18/2025	36.0	34.9	29.5	0.01%
Mustafa Inc dba Adiba Grocery	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/17/2025	103.8	100.6	99.3	0.05%
Sourceco Limited Liability Company	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/17/2025	62.5	60.6	52.6	0.03%
Learning Skills LLC and Christopher Shrope	Educational Services	Term Loan	Prime plus 2.75%	12/17/2025	10.8	10.5	8.8	—%
New York Home Health Care Equipment, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/16/2025	875.0	848.2	825.5	0.40%
Swalm Sreet LLC and New York Home Health Care Equipment LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/16/2040	375.0	372.3	370.0	0.18%
JAG Unit 1, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2025	250.0	242.3	202.7	0.10%
Abitino's JFK LLC dba Abitino's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2022	125.0	121.3	106.8	0.05%
D&G Capital LLC dba Miami Grill 277	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2025	83.8	87.8	80.9	0.04%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Moments to Remember USA LLC dba Retain Loyalty	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/16/2025	75.0	72.8	66.1	0.03%
SDA Holdings LLC and Les Cheveux Salon Inc	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/15/2040	428.8	425.6	412.2	0.20%
Evans & Paul LLC and E&P Holdings I LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2025	125.0	121.2	105.0	0.05%
Basista Family Limited Partnership and UPE, Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/14/2040	342.5	340.0	333.4	0.16%
DC Enterprises Ltd. dba Lakeview True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/14/2025	22.5	21.8	20.6	0.01%
Alexandra Afentoulides dba Vi's Pizza Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/11/2040	46.3	45.9	47.0	0.02%
ENI Inc. dba ENI Group, Inc	Other Information Services	Term Loan	Prime plus 2.75%	12/11/2025	36.0	34.9	30.7	0.02%
AGR Foodmart Inc dba Nashua Road Mobil	Gasoline Stations	Term Loan	Prime plus 2.75%	12/11/2025	22.5	21.8	20.5	0.01%
Tri-State Remodeling & Investments, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/11/2025	15.9	15.4	14.8	0.01%
Cares, Inc dba Dumpling Grounds Day Care Center	Social Assistance	Term Loan	Prime plus 2.75%	12/10/2025	7.5	7.3	7.1	—%
Custom Exteriors, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/9/2025	100.0	96.9	84.3	0.04%
Sushiya, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/8/2025	108.8	105.4	91.9	0.04%
My Jewels, LLC dba The UPS Store #6712	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/7/2025	56.3	55.6	46.5	0.02%
LC Blvd Holdings LLC and Mt Pleasant Wash & Wax LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/4/2040	502.5	498.9	496.6	0.24%
American Campgrounds LLC dba Whit's End Campground	Accommodation	Term Loan	Prime plus 2.75%	12/4/2040	293.0	290.9	290.2	0.14%
Food & Fuel Company LLC dba Lowery Food Mart	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/4/2040	122.5	121.6	124.1	0.06%
Blue Ox Trucking Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	12/4/2025	12.3	11.9	11.9	0.01%
Tariq, LLC dba 76 Food Mart	Gasoline Stations	Term Loan	Prime plus 2.75%	12/2/2040	375.0	372.3	371.1	0.18%
401 JJS, Corp and G. Randazzo's Trattoria Corporation	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/1/2040	52.8	52.5	51.5	0.03%
Block and Grinder LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/30/2025	200.0	195.1	192.5	0.09%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Japp Business Inc dba Pick and Eat and Japp Drink Corp.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/30/2025	125.0	120.4	106.3	0.05%
Smokeyard Inc dba Smokeyard BBQ and Chop Shop	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/30/2025	125.0	120.4	103.1	0.05%
Delta Aggregate, LLC	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	11/30/2025	100.0	96.8	96.8	0.05%
Hurshell Leon Dutton dba High Jump Party Rentals	Rental and Leasing Services	Term Loan	Prime plus 2.75%	11/30/2025	17.6	16.9	16.6	0.01%
Alejandro Rico dba Rico Motors and Golden West Motel and Alrima Co Inc	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/25/2040	146.3	145.0	148.1	0.07%
State Painting and Decorating Co Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/25/2025	100.0	96.3	80.6	0.04%
Medeiros Holdings Inc dba Outdoor Lighting Perspectives of the Triad	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	11/25/2025	22.5	21.7	18.1	0.01%
DWeb Studio, Inc.	Educational Services	Term Loan	Prime plus 2.75%	11/25/2025	11.3	10.8	9.1	—%
Sambella Holdings, LLC and Strike Zone Entertainment Center LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/23/2040	750.0	750.0	768.1	0.38%
Play and Learn Child Care and School Inc	Social Assistance	Term Loan	Prime plus 2.75%	11/23/2025	11.1	10.7	10.7	0.01%
CNYP 717 Irondequoit LLC and CNYP 2002 Ontario LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/20/2040	244.4	242.2	224.3	0.11%
Haven Hospitality Group Inc. dba Haven Gastropub	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/20/2025	132.5	127.6	108.9	0.05%
Ronny Ramirez RX Corp dba Naturxheal Family Pharmacy	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	11/20/2025	89.0	86.8	74.1	0.04%
S.B.B. Enterprises Inc dba Williamston Hardware	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/19/2040	108.8	107.8	100.1	0.05%
Bradley Stinson and Associates Inc	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	11/19/2025	15.0	14.4	12.1	0.01%
Key Pix Productions Inc. dba Air Bud Entertainment	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	11/18/2040	839.8	832.4	852.5	0.42%
Holloway & CO. P.L.L.C.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/16/2025	75.0	72.2	72.2	0.04%
RDT Enterprises, L.L.C.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/12/2025	22.5	21.7	20.2	0.01%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
E.S.F.P. LLC dba Volusia Van and Storage	Truck Transportation	Term Loan	Prime plus 2.75%	11/11/2025	91.3	87.9	75.3	0.04%
Green Life Lawnscapes LLC dba Green Life Lawn Care	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/6/2025	127.3	122.5	118.4	0.06%
Jumbomarkets Inc dba Rines Jumbomarkets	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/4/2025	306.3	294.9	283.8	0.14%
Joseph Nich and Tina M. Nich dba Vic's Greenhouses	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/4/2025	62.5	60.2	60.2	0.03%
Bisson Transportation Inc dba I & R Associates and Document Security	Truck Transportation	Term Loan	Prime plus 2.75%	10/30/2025	22.5	21.5	20.0	0.01%
Top Cat Ready Mix, LLC, Ples Investments LLC, and Pappy's Sand and	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/28/2025	711.3	681.2	593.1	0.29%
L.M. Jury Enterprises, Inc dba Midwest Monograms	Textile Product Mills	Term Loan	Prime plus 2.75%	10/28/2025	77.0	73.7	63.0	0.03%
Financial Network Recovery	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/26/2025	40.0	38.3	32.0	0.02%
Windsor Direct Distribution LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	10/26/2025	14.3	13.6	11.4	0.01%
Kup’s Auto Spa, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/23/2025	62.5	60.8	59.1	0.03%
Jacksonville Beauty Institute Inc. dba Beauty Institute's	Educational Services	Term Loan	Prime plus 2.75%	10/23/2025	50.0	47.8	40.0	0.02%
Insurance Fire & Water Restorations, LLC	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	10/23/2025	22.5	21.5	20.3	0.01%
New Hampshire Precision Metal Fabricators, Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/23/2025	22.5	21.5	21.5	0.01%
Werthan Packaging Inc.	Paper Manufacturing	Term Loan	Prime plus 2.75%	10/14/2025	1,162.5	1,126.2	1,045.6	0.51%
Tannehill Enterprises Inc dba Hobbytown USA Folsom	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	10/14/2025	87.4	83.6	69.9	0.03%
ADMO Inc dba Mid States Equipment	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	10/8/2025	22.5	21.5	18.5	0.01%
Recycling Consultants, Inc. and Prairie State Salvage and Recycling Inc	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/30/2027	767.5	737.8	659.4	0.32%
R.H. Hummer Jr., Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	9/30/2025	375.0	368.0	348.9	0.17%
Barub Realty LLC and Barub LLC dba Woodlawn Cabinets	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	9/30/2040	143.0	141.3	143.9	0.07%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Naeem Khan LTD	Apparel Manufacturing	Term Loan	Prime plus 2.75%	9/30/2025	125.0	118.8	99.3	0.05%
Bat Bridge Investments Inc dba Kalologie 360 Spa	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/30/2025	85.5	82.8	69.2	0.03%
SCJEN Management Inc dba Bowl of Heaven	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2025	71.3	68.4	57.2	0.03%
Accent Homes Services LLC dba Benjamin Franklin Plumbing of Kansas City	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/30/2028	66.5	64.2	61.7	0.03%
Binky's Vapes LLC	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/30/2025	22.5	21.4	17.9	0.01%
Joyce Outdoor Advertising LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/29/2040	234.8	232.9	234.6	0.11%
The Grasso Companies LLC and Grasso Pavement Maintenance LLC Veranda	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/28/2025	518.8	493.9	488.3	0.24%
RIM Investments LLC and RIM Architects LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/28/2040	399.0	394.3	382.6	0.19%
Greensward of Marco Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/28/2040	87.5	86.5	84.3	0.04%
Yachting Solutions LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/25/2040	962.5	951.2	906.9	0.44%
Sandlot Ventures LLC and Sandbox Ventures LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/25/2040	442.5	437.3	417.8	0.20%
Hemingway Custom Cabinetry LLC	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	9/25/2025	220.0	209.1	179.0	0.09%
South Towne Dental Center, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/25/2025	50.0	47.5	47.5	0.02%
Daniel W. Stark dba Mountain Valley Lodge and RV Park	Accommodation	Term Loan	Prime plus 2.75%	9/25/2040	13.5	13.3	13.7	0.01%
Prestigious LifeCare for Seniors LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/25/2025	9.8	9.3	8.5	—%
St Lawrence Hotel Corp and Oheka Catering Inc dba Quality Inn	Accommodation	Term Loan	Prime plus 2.75%	9/24/2040	625.0	617.6	608.0	0.30%
Hagerstown Muffler, Inc. and JMS Muffler, Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/24/2040	327.5	323.6	331.4	0.16%
J.R. Wheeler Corporation dba Structurz Exhibits and Graphics	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/24/2025	21.0	20.0	20.0	0.01%
J3K LLC dba Ronan True Value Hardware	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/23/2025	152.5	144.9	121.2	0.06%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Stormrider Inc dba Shirley's Stormrider Inc	Truck Transportation	Term Loan	Prime plus 2.75%	9/23/2025	67.5	64.7	54.1	0.03%
Rutledge Enterprises Inc dba BLC Property Management	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/23/2040	62.5	61.3	60.3	0.03%
Finish Strong Inc dba FASTSIGNS St Peters	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	9/23/2025	50.0	47.5	39.7	0.02%
Nova Solutions Inc	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	9/22/2040	320.0	316.2	311.6	0.15%
Pine Belt Wood Products LLC	Forestry and Logging	Term Loan	Prime plus 2.75%	9/22/2040	163.8	161.8	146.6	0.07%
Frozen Treats of Hollywood FL, LLC dba Sub Zero Ice Cream	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/22/2025	15.8	15.0	13.2	0.01%
IIoka Inc dba New Cloud Networks	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/21/2025	665.0	635.0	530.8	0.26%
Sound Manufacturing Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/21/2025	50.0	47.6	42.1	0.02%
Vallmar Studios, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/21/2025	15.8	15.0	12.5	0.01%
Scent-Sation Inc	Textile Product Mills	Term Loan	Prime plus 2.75%	9/18/2040	687.5	685.5	696.7	0.34%
Vanderhoof LLC dba Soxfords	Apparel Manufacturing	Term Loan	Prime plus 2.75%	9/18/2025	15.9	15.1	12.6	0.01%
MiJoy Inc dba Imo's Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/18/2025	8.3	7.8	6.6	—%
Naeem Khan LTD	Apparel Manufacturing	Term Loan	Prime plus 2.75%	9/17/2025	125.0	118.8	99.3	0.05%
Import Car Connection Inc dba Car Connection	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/16/2040	407.5	402.7	406.2	0.20%
FirstVitals Health and Wellness Inc	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/15/2025	150.0	142.5	119.2	0.06%
Johnson Carwash LLC and Johnson Petroleum LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	9/14/2040	340.0	337.9	344.9	0.17%
Almost Home Daycare LLC	Social Assistance	Term Loan	Prime plus 2.75%	9/11/2025	62.5	59.4	58.1	0.03%
Veliu LLC dba FASTSIGNS #15901	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	9/10/2025	50.0	48.1	41.4	0.02%
B and A Friction Materials Inc	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/9/2025	102.5	97.4	81.4	0.04%
Gardner's Wharf Holdings LLC and Gardner's Wharf Seafood Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	9/8/2040	140.0	138.4	141.7	0.07%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Empower Autism Academy	Social Assistance	Term Loan	Prime plus 2.75%	9/4/2040	685.0	676.9	693.1	0.34%
AIG Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/4/2040	363.8	359.5	338.3	0.17%
Higher Grounds Community Coffeehouse, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/2/2025	8.3	7.8	6.8	—%
The Camera House Inc	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	8/31/2025	1,250.0	1,179.9	1,073.4	0.53%
Delray Scrap Recycling LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	8/31/2025	22.5	21.0	17.5	0.01%
P and D Enterprises Ind dba Wallaby's Liquor Warehouse	Food and Beverage Stores	Term Loan	Prime plus 2.75%	8/28/2040	888.9	877.1	861.8	0.42%
J and K Fitness L.L.C. dba Physiques Womens Fitness Center	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2041	93.8	93.4	93.3	0.05%
Zephyr Seven Series LLC dba 18/8 Fine Men's Salon	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/28/2025	81.3	79.5	68.1	0.03%
LAN Doctors Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/28/2025	81.3	76.7	69.2	0.03%
Trading Group 3 Inc	Nonstore Retailers	Term Loan	Prime plus 2.75%	8/28/2025	50.0	47.2	39.5	0.02%
Elite Institute LLC dba Huntington Learning Center	Educational Services	Term Loan	Prime plus 2.75%	8/28/2025	15.0	14.3	12.0	0.01%
B and J Catering Inc dba Culinary Solutions	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/27/2040	547.5	544.6	522.2	0.26%
3000 CSI Property LLC and Consulting Solutions Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/20/2040	137.5	135.7	136.6	0.07%
God Be Glorified Inc dba (*)GBG Inc	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	8/20/2025	53.0	50.0	41.8	0.02%
GDP Gourmet LLC dba Joe and John's Pizza Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/19/2040	145.0	143.1	139.9	0.07%
Gold Jet Corp.	Couriers and Messengers	Term Loan	Prime plus 2.75%	8/14/2025	68.3	67.0	60.4	0.03%
Screenmobile Management Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/14/2025	47.0	44.3	37.5	0.02%
SKJ Inc dba Subway	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/13/2025	84.8	80.1	68.0	0.03%
LP Industries Inc dba Childforms	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	7/29/2025	125.0	120.1	111.4	0.05%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Advanced Machine & Technology, Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	7/29/2025	90.3	84.6	77.5	0.04%
Pauley Tree and Lawn Care Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/28/2025	65.8	61.6	54.8	0.03%
C& D Medical of Naples, Inc and Forever & Always of Naples, Inc dba I	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/24/2040	135.0	133.0	123.0	0.06%
Forever & Always of Naples Inc dba Island Animal Hospital	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/24/2025	107.5	100.8	91.1	0.04%
Beale Street Blues Company-West Palm Beach LLC dba Lafayette's-West Palm	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	7/24/2025	66.3	62.1	54.1	0.03%
Pooh's Corner Realty LLC and Pooh's Corner Inc	Social Assistance	Term Loan	Prime plus 2.75%	7/23/2040	103.8	102.4	103.8	0.05%
Smart Artists Inc.	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	7/23/2025	22.5	21.1	17.6	0.01%
Aaron Delgado and Associates Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/22/2025	8.2	7.7	6.4	—%
Free Ion Advisors LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/21/2025	64.3	60.2	50.4	0.02%
Murrayville Donuts, Inc dba Dunkin' Donuts	Food and Beverage Stores	Term Loan	Prime plus 2.75%	7/15/2040	344.5	342.5	328.4	0.16%
Union 2 LLC dba The Standard	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/10/2025	91.5	89.0	81.4	0.04%
The Smile Place LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/30/2040	283.9	279.7	276.3	0.14%
Anglin Cultured Stone Products LLC dba Anglin Construction	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/30/2025	281.8	262.3	230.1	0.11%
Thrifty Market, Inc. dba Thrifty Foods	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/30/2030	262.5	252.3	223.7	0.11%
All About Smiles P A	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/30/2040	237.7	234.2	231.3	0.11%
BJ's Tavern LLC and BJ's Cabana Bar Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2040	212.5	209.0	205.8	0.10%
Jonathan E Nichols and Nichols Fire and Security LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/30/2025	75.0	69.8	66.0	0.03%
Danny V, LLC dba Hugo's Taproom	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2040	54.0	52.7	48.8	0.02%
Advanced Skincare Medcenter Inc dba Advanced Skincare Surgery	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/29/2025	337.5	314.1	267.7	0.13%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Summit Beverage Group LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	8/29/2030	291.9	280.7	254.4	0.12%
R2 Tape Inc dba Presto Tape	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/29/2025	176.3	164.1	155.6	0.08%
Myclean Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/29/2025	15.9	14.8	12.4	0.01%
Jihan Inc dba ARCO AM/PM and Diana Inc dba Diana's Recycling	Gasoline Stations	Term Loan	Prime plus 2.75%	6/26/2040	380.0	373.8	365.0	0.18%
CEM Autobody LLC dba Dawn's Autobody	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/26/2040	135.5	133.3	128.6	0.06%
SofRep, Inc dba Force 12 Media	Other Information Services	Term Loan	Prime plus 2.75%	6/26/2025	66.3	61.7	51.5	0.03%
E & G Enterprises LLC dba Comfort Keepers	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/26/2025	22.5	20.9	17.6	0.01%
TJU-DGT Inc dba The Lorenz Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/26/2029	20.6	19.7	19.7	0.01%
Ohs Auto Body, Inc. dba Ohs Body Shop	Repair and Maintenance	Term Loan	7.2775%	6/25/2040	1,207.5	1,196.9	1,152.7	0.56%
Wolf Enviro Interests, LLC and Enviromax Services Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/25/2040	246.5	242.5	223.7	0.11%
Amboy Group, LLC dba Tommy's Moloney's	Food Manufacturing	Term Loan	Prime plus 2.75%	6/24/2025	454.0	433.0	432.7	0.21%
Evinger PA One, Inc. dba Postal Annex, Falcon	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/24/2025	22.5	20.9	18.7	0.01%
Richards Plumbing and Heating Co., Inc. dba Richards Mechanical	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/23/2040	551.8	542.7	555.5	0.27%
RJI Services, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/23/2025	22.5	20.8	17.4	0.01%
Real Help LLC dba Real Help Decorative Concrete	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/22/2025	53.1	49.5	48.1	0.02%
Balthazar Management Virgin Islands, LLC dba The Beach Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/22/2025	15.8	14.7	14.7	0.01%
KRN Logistics, LLC,Newsome Trucking, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	6/19/2025	543.5	506.0	457.9	0.22%
PM Cassidy Enterprises, Inc. dba Junk King	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/19/2025	14.9	13.9	11.6	0.01%
Inverted Healthcare Staffing of Florida LLC dba Interim Healthcare Tra	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/18/2025	61.3	57.0	47.6	0.02%
Square Deal Siding Company,LLC dba Square Deal Siding Company	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/18/2025	22.5	21.0	21.0	0.01%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Flooring Liquidators Inc and Flooring Liquidators of Mt Kisco LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/17/2025	437.5	407.3	399.1	0.20%
AM PM Properties, LLC and AM PM Willington, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/17/2040	87.1	85.4	86.0	0.04%
Nelson Sargsyan dba HDA Trucking	Support Activities for Transportation	Term Loan	Prime plus 2.75%	6/16/2025	130.5	121.9	101.8	0.05%
Mirage Plastering Inc and Mpire LLC and Mpire II LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/12/2040	338.8	333.2	290.2	0.14%
Anturio Marketing Inc dba Logic Consulting	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/12/2040	290.3	285.5	292.2	0.14%
Bizzare Foods Inc dba Trooper Foods	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/12/2025	125.0	115.0	96.1	0.05%
Eldredge Tavern LLC dba Gonyea's Tavern	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/8/2040	56.3	55.3	56.6	0.03%
ViAr Visual Communications, Inc. dba Fastsigns 281701	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/5/2025	62.0	57.7	49.5	0.02%
Chitalian Fratelli LLC dba Francesca Brick Oven Pizza and Pasta	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/5/2025	16.1	14.6	12.2	0.01%
Nicor LLC dba Fibrenew Sacramento	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/5/2022	13.8	12.3	10.2	—%
Video Vault & Tanning LLC and Mosaic Salon LLC	Rental and Leasing Services	Term Loan	Prime plus 2.75%	6/4/2040	90.5	89.1	91.1	0.04%
Medworxs LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/3/2025	125.0	116.4	98.2	0.05%
DTM Parts Supply Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/2/2025	62.8	58.4	48.8	0.02%
XCESSIVE THROTTLE, INC dba Jake's Roadhouse	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2025	8.3	7.6	6.4	—%
God is Good LLC dba BurgerFi	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/27/2025	67.3	20.4	20.4	0.01%
Villela CPA PL	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/27/2025	9.0	8.3	7.2	—%
Douglas Posey and Sally Watkinson dba Audrey's Farmhouse	Accommodation	Term Loan	Prime plus 2.75%	5/20/2040	174.1	171.0	170.4	0.08%
Pen Tex Inc dba The UPS Store	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/20/2025	22.0	20.4	17.0	0.01%
Capstone Pediatrics PLLC and Capstone Healthcare Consulting LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/15/2025	717.3	664.7	570.7	0.28%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
15 McArdle LLC and No Other Impressions Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/15/2040	257.1	252.5	238.4	0.12%
E-Z Box Storage, Inc.	Real Estate	Term Loan	Prime plus 2.75%	5/11/2025	89.3	82.5	82.4	0.04%
Guard Dogs MFS LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/8/2025	65.0	60.1	50.7	0.02%
George S Cochran DDS Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/7/2025	130.0	120.2	100.7	0.05%
South Park Properties LLC and Midlothian Hardware LLC dba Gril	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/6/2040	170.5	166.3	169.9	0.08%
200 North 8th Street Associates LLC and Enchanted Acres Fa	Food Manufacturing	Term Loan	Prime plus 2.75%	5/4/2028	494.6	479.6	481.9	0.24%
Matthew Taylor and Landon Farm LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/4/2040	100.0	98.9	88.7	0.04%
Cares Inc dba Dumpling Grounds Day Care Center	Social Assistance	Term Loan	Prime plus 2.75%	5/1/2040	81.9	78.0	79.9	0.04%
RDRhonehouse ENT. LLC dba Chill Skinz	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	4/29/2025	88.9	81.6	68.2	0.03%
Orchid Enterprises Inc dba Assisting Hands of Sussex County	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/24/2025	15.0	13.8	11.5	0.01%
Ragazza Restaurant Group, Inc. dba Bambolina	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/21/2025	22.5	20.7	18.2	0.01%
Diamond Solutions LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	4/21/2025	22.5	20.5	17.1	0.01%
Giacchino Maritime Consultants Inc	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/17/2025	22.5	20.7	17.3	0.01%
Sound Coaching Inc	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	4/14/2025	44.4	40.8	34.1	0.02%
Carolina Beefs, LLC dba Beef O'Brady's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/13/2025	19.5	17.9	15.0	0.01%
Faramarz Nikourazm dba Car Clinic Center	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/3/2040	73.8	72.2	70.4	0.03%
Advance Case Parts RE Holdings LLC and Advance Case Parts Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/31/2040	758.3	744.5	694.8	0.34%
T and B Boots Inc dba Takkens	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	3/31/2025	807.8	736.6	696.6	0.34%
Mid-South Lumber Co. of Northwest Florida, Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/31/2040	428.8	419.8	389.3	0.19%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
HAVANA CENTRAL NJ1, LLC dba Havana Central	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/31/2025	250.0	235.2	231.2	0.11%
Copper Beech Financial Group LLC	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	3/30/2025	125.0	113.9	103.6	0.05%
Delta Aggregate LLC	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	3/30/2025	90.0	85.1	85.0	0.04%
Foresite Realty Partners LLC and Foresite Real Estate Holdings LLC	Real Estate	Term Loan	Prime plus 2.75%	3/27/2025	1,238.3	1,128.4	942.3	0.46%
Shellhorn and Hill Inc dba Total Fleet Service	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/27/2040	1,040.3	1,014.7	941.3	0.46%
Sunset Marine Resort LLC and GoXpeditions LLC and Lavon Gomes and Trac	Accommodation	Term Loan	Prime plus 2.75%	3/27/2040	301.8	295.4	302.3	0.15%
South Florida Air Conditioning and Refrigeration Corp.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/27/2040	155.5	152.3	153.1	0.07%
Balthazar Management Virgin Islands LLC dba The Beach Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/27/2025	123.3	112.3	112.2	0.05%
Shorr Enterprises Inc dba New Design Furniture Manufacturers	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	3/27/2025	106.5	97.1	89.7	0.04%
Geo Los Angeles LLC dba Geo Film Group	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/26/2025	130.0	118.5	108.7	0.05%
Joyce Outdoor Advertising NJ LLC and Joyce Outdoor Advertising LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/26/2040	54.0	52.9	53.3	0.03%
Carpet Exchange of North Texas Inc and Clyde E. Cumbie Jr	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	3/25/2040	810.0	793.0	804.4	0.39%
Zero-In Media Inc	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	3/25/2025	22.5	20.5	17.1	0.01%
Loriet LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/24/2025	12.0	10.9	9.1	—%
Shelton Incorporated dba Mrs. Winners	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/20/2040	112.5	110.1	112.0	0.05%
Jaymie Hazard dba Indigo Hair Studio and Day Spa	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/20/2040	42.9	42.0	40.7	0.02%
R & R Security and Investigations Inc dba Pardners Lake Buchanan	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/19/2040	85.4	83.7	85.6	0.04%
MMS Realty, LLC and Molecular MS Diagnostics LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/18/2040	160.7	157.4	151.2	0.07%
BND Sebastian Limited Liability Company and Sebastian Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/16/2040	172.5	168.9	168.1	0.08%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Royal Crest Motors LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/16/2040	91.3	89.3	87.5	0.04%
Firm Foundations Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/13/2025	81.3	74.0	66.0	0.03%
Douglas Printy Motorsports, Inc. dba Blackburn Trike	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/9/2040	191.8	187.7	180.5	0.09%
Luigi's on Main LLC and Luigi's Main Street Pizza Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/4/2025	11.3	10.3	10.2	—%
Calhoun Satellite Communications Inc and Transmission Solutions Group	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	2/27/2025	952.8	861.3	755.3	0.37%
J&M Concessions Inc dba A 1 Liquors	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/27/2025	87.5	80.0	71.6	0.04%
Baystate Firearms and Training, LLC	Educational Services	Term Loan	Prime plus 2.75%	2/27/2025	63.4	57.2	48.3	0.02%
Road to Sedona Inc dba Thirteen	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/27/2025	56.6	51.2	43.5	0.02%
Kingseal LLC dba Desoto Health and Rehab Center	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	2/26/2040	1,250.0	1,221.9	1,250.2	0.61%
Pace Motor Lines, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	2/26/2025	66.2	59.9	59.8	0.03%
Nelson Financial Services LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/24/2025	12.5	11.3	9.4	—%
Kiddie Steps 4 You Inc.	Social Assistance	Term Loan	Prime plus 2.75%	2/19/2040	61.8	60.5	57.8	0.03%
Triangle Trash LLC dba Bin There Dump That	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	2/18/2025	74.4	67.2	60.6	0.03%
Silva Realty Holdings, LLC and MF-Silva Enterprises, Inc. dba T	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/11/2040	171.6	167.9	160.6	0.08%
740 Barry Street Realty LLC and Wild Edibles Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	2/10/2040	492.5	481.4	492.6	0.24%
Kostekos Inc dba New York Style Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/6/2040	66.3	64.8	63.1	0.03%
DuCharme Realty LLC and DuCharme Enterprises LLC dba Specialty	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	2/2/2040	225.1	220.1	207.9	0.10%
Limameno LLC dba Sal's Italian Ristorante	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/23/2025	83.3	74.8	64.5	0.03%
Palmabak Inc dba Mami Nora's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/22/2025	21.5	18.4	18.4	0.01%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Jung Design Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/20/2022	8.4	7.0	5.9	—%
Grand Blanc Lanes, Inc. and H, H and H, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/31/2039	133.0	129.8	133.1	0.07%
First Prevention and Dialysis Center, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/30/2024	273.3	261.0	253.1	0.12%
FHJE Ventures LLC and Eisenreich II Inc dba Breakneck Tavern	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/30/2039	245.5	240.6	235.6	0.12%
Evans and Paul LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/30/2024	223.8	199.3	196.2	0.10%
Bear Creek Entertainment, LLC dba The Woods at Bear Creek	Accommodation	Term Loan	Prime plus 2.75%	12/30/2024	106.3	94.8	95.5	0.05%
Bowlerama Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/24/2039	1,202.5	1,173.4	1,214.2	0.59%
The Lodin Group LLC and Lodin Health Imaging Inc dba Highlands Breast	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/23/2039	530.3	516.7	503.3	0.25%
Thermoplastic Services Inc and Paragon Plastic Sheet, Inc	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	12/23/2039	500.0	487.2	504.1	0.25%
401 JJS Corporation and G. Randazzo Corporation	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/23/2039	473.5	465.5	474.0	0.23%
Atlantis of Daytona LLC and Ocean Club Sportswear Inc	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	12/23/2039	240.0	224.5	232.3	0.11%
Carolina Flicks Inc dba The Howell Theater	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	12/23/2032	163.3	155.8	153.1	0.07%
Beale Street Blues Company-West Palm Beach, LLC dba Lafayette Music Ha	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/22/2024	187.5	167.1	155.8	0.08%
The Jewelers Inc. dba The Jewelers of Las Vegas	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	12/19/2024	1,250.0	1,116.2	1,011.6	0.49%
B.S. Ventures LLC dba Dink's Market	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/19/2039	53.8	52.4	54.1	0.03%
MM and M Management Inc dba Pizza Artista	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/19/2025	46.3	42.2	38.6	0.02%
B & W Towing, LLC and Boychucks Fuel LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/17/2039	164.5	160.3	158.7	0.08%
All American Games, LLC and Sportslink - The Game, LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/10/2024	400.0	356.5	333.8	0.16%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
The Conibear Corporation and Conibear Trucking, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	12/5/2024	12.0	7.9	7.6	—%
Kemmer LLC and Apples Tree Top Liquors LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/4/2039	138.4	134.8	132.3	0.06%
The Red Pill Management, Inc. dba UFC Gym Matthews	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	11/26/2024	54.3	48.8	45.4	0.02%
Trading Group 3, Inc.	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	11/26/2024	22.5	19.9	17.9	0.01%
Meridian Hotels, LLC dba Best Western Jonesboro	Accommodation	Term Loan	Prime plus 2.75%	11/25/2039	228.0	223.3	231.1	0.11%
Modern Manhattan LLC	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	11/25/2024	220.0	194.6	176.9	0.09%
Teamnewman Enterprises LLC dba Newmans at 988 and John H. Newman	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/25/2039	148.8	144.7	144.3	0.07%
Stormrider Inc dba Shirley's Stormrider, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	11/25/2024	150.0	133.9	120.5	0.06%
DeRidder Chiropractic LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/25/2024	13.2	11.7	11.6	0.01%
J&D Resources, LLC dba Aqua Science	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/21/2024	767.9	672.0	613.6	0.30%
Legacy Estate Planning Inc dba American Casket Enterprises	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/21/2024	42.0	37.2	33.4	0.02%
DC Real LLC and DC Enterprises LTD dba Lakeview True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/20/2039	119.4	116.7	118.7	0.06%
MLM Enterprises LLC and Demand Printing Solutions Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/18/2024	70.5	62.4	60.2	0.03%
JEJE Realty LLC and La Familia Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/10/2039	205.8	199.1	198.8	0.10%
Joey O's LLC and Jennifer Olszewski	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/7/2024	13.1	7.7	6.9	—%
Laura L. Smith dba Lisa Smith Studio	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/3/2024	15.0	13.2	11.9	0.01%
Heartland American Properties LLC and Skaggs RV Outlet LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/31/2039	479.0	465.2	471.7	0.23%
M and C Renovations Inc	Construction of Buildings	Term Loan	Prime plus 2.75%	10/31/2024	20.3	18.4	16.6	0.01%
Golden Transaction Corporation dba Bleh Sunoco	Gasoline Stations	Term Loan	Prime plus 2.75%	10/30/2039	156.7	152.2	155.6	0.08%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Kantz LLC and Kantz Auto LLC dba Kantz's Hometown Auto	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/29/2039	68.1	66.6	67.3	0.03%
Seelan Inc dba Candleridge Market	Gasoline Stations	Term Loan	Prime plus 2.75%	10/27/2039	90.5	87.9	87.6	0.04%
185 Summerfield Inc and Valcon Contracting Corp	Construction of Buildings	Term Loan	Prime plus 2.75%	10/24/2039	162.3	157.6	160.6	0.08%
Navdeep B Martins and Busy Bubbles LLC dba Wishy Washy	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/24/2039	89.0	86.6	85.0	0.04%
3 F Management LLC and ATC Port Charlotte LLC dba Around The Clock Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/17/2024	131.3	115.2	107.7	0.05%
One Hour Jewelry Repair Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/14/2024	20.6	18.0	16.2	0.01%
Return to Excellence, Inc. dba The Waynesville Inn Golf & Spa	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/10/2039	1,250.0	1,227.2	1,269.9	0.62%
Capitol Waste and Recycling Services LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	10/10/2024	257.8	226.3	212.9	0.10%
Sound Manufacturing Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/10/2024	187.5	164.9	153.3	0.07%
DNT Storage and Properties LLC	Real Estate	Term Loan	Prime plus 2.75%	10/10/2039	101.8	98.8	101.1	0.05%
Boilermaker Industries LLC dba PostNet	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/9/2024	18.8	6.8	6.8	—%
Doctors Express Management of Central Texas LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/8/2024	105.0	81.5	79.9	0.04%
Smith Spinal Care Center P.C. and James C. Smith	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/8/2039	60.0	58.3	58.9	0.03%
Michael Rey Jr. and Lynn J. Williams (EPC) and GIG Petcare dba Hickory	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/3/2039	126.9	121.9	124.2	0.06%
Sumad LLC dba BrightStar Care of Encinitas	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/2/2024	92.5	46.7	47.0	0.02%
Roccos LLC and Sullo Pantalone Inc dba Rocco's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2039	255.8	248.0	245.7	0.12%
Keller Holdings LLC and David H Keller III and Carie C Keller	Scenic and Sightseeing Transportation	Term Loan	Prime plus 2.75%	9/30/2039	100.0	97.0	99.8	0.05%
The Woods at Bear Creek LLC and Bear Creek Entertainment LLC	Accommodation	Term Loan	Prime plus 2.75%	9/29/2039	513.3	499.8	517.0	0.25%
Orange County Insurance Brokerage Inc dba Beaty Insurance Agency	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	9/29/2039	325.1	316.2	327.1	0.16%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Keys Phase One LLC dba The Grand Guesthouse	Accommodation	Term Loan	Prime plus 2.75%	9/26/2039	736.3	713.9	726.2	0.36%
Colts V LLC and Nowatzke Service Center, Inc dba Nowatzke Truck & Trai	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/26/2039	601.8	583.5	591.8	0.29%
Gordon E Rogers dba Stonehouse Motor Inn	Accommodation	Term Loan	Prime plus 2.75%	9/26/2039	57.5	55.8	57.7	0.03%
Auto Shine Carwash Inc and AKM R. Hossain and Jessica F. Masud	Gasoline Stations	Term Loan	Prime plus 2.75%	9/26/2024	22.5	19.6	18.1	0.01%
6 Price Avenue, LLC and Pauley Tree & Lawn Care, Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/24/2039	452.5	439.4	424.1	0.21%
North Columbia LLC and Loop Liquor and Convenience Store LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/24/2039	159.3	154.4	156.8	0.08%
R A Johnson Inc dba Rick Johnson Auto and Tire	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/23/2039	301.3	292.1	302.1	0.15%
Andrene's LLC dba Andrene's Caribbean Soul Food Carry Out	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/23/2024	37.8	31.3	28.2	0.01%
Utek Corporation dba Arcade Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/22/2039	405.5	402.1	413.6	0.20%
Play and Stay LLC dba Zoom Room Tinton Falls	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/18/2024	42.1	37.2	33.4	0.02%
Ryan Crick and Pamela J. Crick and Crick Enterprises Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2039	145.5	141.1	145.9	0.07%
Modern Leather Goods Repair Shop Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2024	58.8	50.7	45.6	0.02%
Tavern Properties LLC and Wildwood Tavern LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/15/2039	425.0	414.8	420.3	0.21%
Animal Intrusion Prevention Systems Holding Company, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/15/2024	272.5	237.4	222.4	0.11%
RDT Enterprises LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/15/2027	162.8	148.2	147.3	0.07%
KW Zion, LLC and Key West Gallery Inc	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/12/2039	1,250.0	1,212.0	1,232.3	0.60%
Indy East Smiles Youth Dentistry LLC dba Prime Smile East	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/11/2024	630.2	549.0	495.8	0.24%
B&P Diners LLC dba Engine House Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/10/2024	80.0	69.7	62.7	0.03%
Feel The World Inc dba Xero Shoes and Invisible Shoes	Leather and Allied Product Manufacturing	Term Loan	Prime plus 2.75%	9/5/2024	51.9	45.2	41.4	0.02%
Delta Aggregate LLC	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	8/28/2039	911.3	862.4	892.1	0.44%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Lamjam LLC (EPC) Goldsmith Lambros Inc (OC)	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	8/27/2024	133.8	115.8	116.6	0.06%
Orange County Cleaning Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/27/2024	41.3	35.7	32.1	0.02%
Qycell Corporation	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	8/26/2024	121.0	104.7	99.3	0.05%
Atlas Auto Body Inc dba Atlas Auto Sales	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/22/2039	51.6	49.9	49.8	0.02%
Grey Light Realty, LLC (EPC) NH Precision Metal Fabricators Inc (OC)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	8/21/2039	1,226.0	1,186.8	1,198.8	0.59%
S&P Holdings of Daytona LLC (EPC) S&P Corporation of Daytona Beach	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	8/15/2039	433.5	413.6	427.8	0.21%
Barber Investments LLC and Fieldstone Quickstop LLC and Maine Dollar	Gasoline Stations	Term Loan	Prime plus 2.75%	8/15/2039	150.0	146.5	140.1	0.07%
Alpha Preparatory Academy LLC	Social Assistance	Term Loan	Prime plus 2.75%	8/15/2039	145.2	141.1	146.0	0.07%
Katie Senior Care LLC dba Home Instead Senior Care	Social Assistance	Term Loan	Prime plus 2.75%	8/15/2024	124.3	107.4	96.6	0.05%
Almost Home Property LLC and Almost Home Daycare LLC	Social Assistance	Term Loan	Prime plus 2.75%	8/7/2039	715.8	693.9	711.1	0.35%
iFood, Inc. dba Steak N Shake	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2024	379.1	337.8	319.6	0.16%
AGV Enterprises LLC dba Jet's Pizza #42	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2024	54.8	47.0	43.0	0.02%
575 Columbus Avenue Holding Company, LLC and LA-ZE LLC dba EST EST EST	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/30/2039	22.5	21.7	22.4	0.01%
L&S Insurance & Financial Services Inc	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/25/2024	22.5	19.3	17.5	0.01%
Honeyspot Investors LLP and Pace Motor Lines Inc	Truck Transportation	Term Loan	Prime plus 2.75%	7/24/2039	150.0	145.0	149.5	0.07%
Miss Cranston Diner II, LLC and Miss Cranston II Realty LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/17/2039	100.0	97.3	98.3	0.05%
Wired LLC and Moulison North Corporation	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/3/2024	150.1	138.3	130.7	0.06%
Honeyspot Investors LLP and Pace Motor Lines Inc	Truck Transportation	Term Loan	Prime plus 2.75%	6/30/2039	875.3	846.1	872.0	0.43%
iFood, Inc. dba Steak N Shake	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2039	629.8	608.3	590.1	0.29%
Wired LLC and Moulison North Corporation	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/30/2024	500.0	457.2	432.0	0.21%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
AMG Holding, LLC and Stetson Automotive, Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/30/2039	208.0	200.7	207.5	0.10%
Lisle Lincoln II Limited Partnership dba Lisle Lanes LP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/30/2024	100.0	85.2	85.5	0.04%
Highway Striping Inc	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	6/30/2024	53.1	45.2	42.1	0.02%
FHJE Ventures LLC and Eisenreich II Inc. dba Breakneck Tavern	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/27/2039	321.8	310.5	313.5	0.15%
JPM Investments LLC and Carolina Family Foot Care P.A.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/26/2039	136.1	132.6	134.8	0.07%
Zinger Hardware and General Merchant Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/26/2024	110.5	94.0	90.4	0.04%
Nikobella Properties LLC and JPO Inc dba Village Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/25/2039	476.3	459.5	465.5	0.23%
RDJ Maayaa Inc dba RDJ Distributors	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/23/2024	8.7	7.3	6.6	—%
Big Sky Plaza LLC and Strickland, Incorporated dba Livingston True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/20/2039	233.4	225.2	227.4	0.11%
510 ROK Realty LLC dba ROK Health and Fitness and Robert N. D'urso	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/19/2024	332.0	282.8	282.0	0.14%
Nirvi Enterprises LLC dba Howard Johnson / Knights Inn	Accommodation	Term Loan	Prime plus 2.75%	6/17/2039	920.3	887.8	918.0	0.45%
Hotels of North Georgia LLC dba Comfort Inn and Suites	Accommodation	Term Loan	Prime plus 2.75%	6/17/2039	837.5	808.0	835.3	0.41%
Global Educational Delivery Services LLC	Educational Services	Term Loan	Prime plus 2.75%	6/16/2024	60.0	51.7	52.0	0.03%
Rainbow Dry Cleaners	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/13/2024	122.5	104.2	97.4	0.05%
NVR Corporation dba Discount Food Mart	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/11/2039	68.3	64.5	66.7	0.03%
Sico & Walsh Insurance Agency Inc and The AMS Trust	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	6/6/2039	250.0	90.4	93.5	0.05%
Sujata Inc dba Stop N Save Food Mart and Dhruvesh Patel	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/3/2024	22.5	19.1	17.7	0.01%
Long Island Barber + Beauty LLC	Educational Services	Term Loan	Prime plus 2.75%	6/2/2039	55.5	53.5	53.6	0.03%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
CJR LLC (EPC) and PowerWash Plus, Inc. (OC)	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/30/2024	53.0	44.8	43.8	0.02%
Pocono Coated Products, LLC	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/30/2024	22.5	19.0	18.6	0.01%
R. A. Johnson, Inc. dba Rick Johnson Auto & Tire	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	5/29/2039	943.8	909.1	940.1	0.46%
Wilton Dental Care P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/29/2024	128.1	110.3	100.1	0.05%
EGM Food Services Inc dba Gold Star Chili	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2024	19.2	16.2	15.0	0.01%
Jonesboro Health Food Center LLC	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	5/27/2024	60.0	50.6	45.7	0.02%
USI Properties LLC dba U Store It	Real Estate	Term Loan	Prime plus 2.75%	5/23/2039	144.6	139.3	143.3	0.07%
Bay State Funeral Services, LLC (EPC) and Riley Funeral Home Inc(OC)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/21/2039	134.9	130.3	134.7	0.07%
Hae M. and Jin S. Park dba Buford Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/15/2039	166.5	159.6	158.5	0.08%
Moochie's LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/13/2024	100.5	85.9	78.4	0.04%
The River Beas LLC and Punam Singh	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/8/2039	90.3	86.9	87.7	0.04%
AS Boyals LLC dba Towne Liquors	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/29/2039	117.5	113.0	116.8	0.06%
ENI Inc, Event Networks Inc, ENI Worldwide LLC and Spot Shop Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/25/2024	500.0	418.4	376.9	0.18%
Gerami Realty, LC (EPC) Sherrill Universal City Corral, LP	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/23/2027	78.8	69.8	70.3	0.03%
Complete Body & Paint, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/23/2039	20.8	20.0	20.7	0.01%
Island Wide Realty LLC and Long Island Partners, Inc..	Real Estate	Term Loan	Prime plus 2.75%	4/22/2039	103.8	99.9	103.3	0.05%
Aiello's Pizzeria LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/18/2024	42.8	34.8	32.3	0.02%
Wilshire Media Systems Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/17/2024	186.3	155.8	143.1	0.07%
1899 Tavern & Tap LLC and Ale House Tavern & Tap LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/9/2039	137.5	131.2	133.8	0.07%
Eagle Aggregate Transportation, LLC and Eagle Pneumatic Transport LLC	Truck Transportation	Term Loan	Prime plus 2.75%	3/31/2024	1,250.0	622.3	625.6	0.31%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Hodges Properties LLC and Echelon Enterprises Inc dba Treads Bicycle	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	3/31/2039	449.0	431.0	438.5	0.21%
Dantanna's Tavern LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2024	164.3	138.3	129.2	0.06%
RDT Enterprises, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/31/2028	141.2	127.3	129.3	0.06%
Kemmer, LLC (EPC) and Pitts Package Store, Inc.(OC)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/31/2039	117.5	113.0	108.3	0.05%
Little People's Village II LLC (OC) and Iliopoulos Realty LLC (EPC)	Social Assistance	Term Loan	Prime plus 2.75%	3/31/2039	101.5	98.2	96.5	0.05%
Little People's Village II LLC (OC) and Iliopoulos Realty LLC (EPC)	Social Assistance	Term Loan	Prime plus 2.75%	3/31/2039	92.1	89.0	87.5	0.04%
Wilban LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/28/2039	427.5	410.8	416.1	0.20%
Lake Area Autosound LLC and Ryan H. Whittington	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	7/28/2039	125.0	121.7	121.9	0.06%
Sapienzo Properties LLC (EPC) CNS Self-Storage Inc (OC)	Real Estate	Term Loan	Prime plus 2.75%	3/27/2039	193.8	185.1	191.3	0.09%
Hascher Gabelstapler Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/26/2024	143.3	119.8	116.2	0.06%
Knowledge First Inc dba Magic Years of Learning and Kimberly Knox	Social Assistance	Term Loan	Prime plus 2.75%	3/21/2039	145.0	139.4	138.5	0.07%
636 South Center Holdings, LLC and New Mansfield Brass and Aluminum Co	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	3/20/2039	497.5	477.4	493.5	0.24%
Cormac Enterprises and Wyoming Valley Beverage Incorporated	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/20/2039	110.8	106.5	110.1	0.05%
Kinisi, Inc. dba The River North UPS Store	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/18/2024	41.3	29.3	28.3	0.01%
Tortilla King, Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	3/14/2029	1,033.1	951.0	920.3	0.45%
SE Properties 39 Old Route 146, LLC (EPC) SmartEarly Clifton Park LLC	Social Assistance	Term Loan	Prime plus 2.75%	3/14/2039	408.0	392.8	405.4	0.20%
Tortilla King Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	3/14/2039	216.9	209.0	205.5	0.10%
Bowl Mor, LLC dba Bowl Mor Lanes / Spare Lounge, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/13/2039	223.5	214.5	221.7	0.11%
Avayaan2 LLC dba Island Cove	Gasoline Stations	Term Loan	Prime plus 2.75%	3/7/2039	157.5	151.2	153.0	0.07%
Onofrio's Fresh Cut Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/6/2024	75.0	62.3	61.3	0.03%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
J&M Concessions, Inc.dba A-1 Liquors	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/3/2039	135.6	130.6	128.3	0.06%
R & R Boyal LLC dba Cap N Cat Clam Bar and Little Ease Tavern	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/28/2039	417.5	400.2	401.3	0.20%
Summit Beverage Group LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	2/28/2024	350.6	288.5	277.6	0.14%
Faith Memorial Chapel LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2039	214.2	205.6	204.2	0.10%
952 Boston Post Road Realty, LLC and HNA LLC dba Styles International	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2039	211.0	202.3	201.2	0.10%
Choe Trade Group Inc dba Rapid Printers of Monterey	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	2/28/2024	159.3	131.1	131.4	0.06%
96 Mill Street LLC, Central Pizza LLC and Jason Bikakis George Bikaki	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/12/2039	141.3	135.7	140.3	0.07%
JWB Industries, Inc. dba Carteret Die Casting	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	2/11/2024	280.0	230.4	212.5	0.10%
Sovereign Communications LLC	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	2/7/2024	907.8	749.4	682.3	0.33%
986 Dixwell Avenue Holding Company, LLC(EPC) and Mughali Foods, LLC db	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/7/2039	99.1	95.4	96.4	0.05%
Awesome Pets II Inc dba Mellisa's Pet Depot	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	2/7/2024	83.2	69.3	64.3	0.03%
Sarah Sibadan dba Sibadan Agency	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	1/27/2039	129.4	123.8	126.7	0.06%
3Fmanagement LLC and ATC Fitness Cape Coral, LLC dba Around the Clock Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	1/24/2024	425.0	346.7	323.1	0.16%
JDR Industries Inc dba CST-The Composites Store, JetCat USA	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	1/21/2024	140.3	114.4	107.8	0.05%
Icore Enterprises Inc dba Air Flow Filters Inc	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	1/15/2024	21.8	17.7	17.8	0.01%
Nutmeg North Associates LLC (OC) Steeltech Building Products Inc	Construction of Buildings	Term Loan	Prime plus 2.75%	12/31/2038	897.8	876.1	899.8	0.44%
Carl R. Bieber, Inc. dba Bieber Tourways/Bieber Transportation/Bieber	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2027	712.5	636.3	651.1	0.32%
CLU Amboy, LLC (EPC) and Amboy Group, LLC (OC) dba Tommy Moloney's	Food Manufacturing	Term Loan	Prime plus 2.75%	12/27/2023	656.3	544.9	552.6	0.27%
Shane M. Howell and Buck Hardware and Garden Center, LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/27/2038	322.5	307.9	315.7	0.15%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Superior Disposal Service, Inc.	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	12/26/2023	240.5	194.5	195.2	0.10%
KK International Trading Corporation	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/23/2028	190.0	169.6	171.9	0.08%
Mosley Auto Group LLC dba America's Automotive	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/20/2038	221.5	211.5	220.3	0.11%
Kurtis Sniezek dba Wolfe's Foreign Auto	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/20/2038	88.9	84.9	88.8	0.04%
PLES Investements, LLC and John Redder, Pappy Sand & Gravel, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/19/2038	555.3	530.2	546.1	0.27%
Lefont Theaters Inc.	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/19/2023	14.4	11.6	11.5	0.01%
TAK Properties LLC and Kinderland Inc	Social Assistance	Term Loan	Prime plus 2.75%	12/18/2038	405.0	387.3	399.6	0.20%
Any Garment Cleaner-East Brunswick, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/18/2023	53.8	43.5	43.7	0.02%
TOL LLC dba Wild Birds Unlimited	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	12/13/2023	18.0	15.0	14.8	0.01%
8 Minute Oil Change of Springfield Corporation and John Nino	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/12/2038	196.8	185.4	193.3	0.09%
920 CHR Realty LLC (EPC) V. Garofalo Carting Inc (OC)	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	12/10/2038	418.1	399.3	417.9	0.20%
DKB Transport Corp	Truck Transportation	Term Loan	Prime plus 2.75%	12/5/2038	138.8	132.5	138.7	0.07%
Firm Foundations Inc. David S Gaitan Jr and Christopher K Daigle	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/3/2023	545.8	441.2	435.9	0.21%
Firm Foundations Inc David S Gaitan Jr and Christopher K Daigle	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/3/2038	104.3	99.5	101.2	0.05%
Spectrum Development LLC and Solvit Inc & Solvit North, Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/2/2023	387.3	313.1	309.3	0.15%
BVIP Limousine Service LTD	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	11/27/2038	76.5	72.9	75.8	0.04%
Eco-Green Reprocessing LLC and Denali Medical Concepts, LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	11/27/2023	67.2	53.9	52.4	0.03%
Wallace Holdings LLC (EPC) GFA International Inc (OC)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.5%	11/25/2023	125.0	99.9	96.2	0.05%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
AcuCall LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/21/2023	15.8	12.6	12.1	0.01%
Seven Peaks Mining Inc and Cornerstone Industrial Minerals Corporation	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	11/18/2038	1,250.0	1,186.4	1,203.8	0.59%
Kids in Motion of Springfield LLC dba The Little Gym of Springfield IL	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/18/2023	45.0	36.8	35.7	0.02%
Kup's Auto Spa Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/15/2038	396.7	376.3	392.9	0.19%
Yousef Khatib dba Y&M Enterprises	Wholesale Electronic Markets and Agents and Brokers	Term Loan	Prime plus 2.75%	11/15/2023	75.0	60.1	58.5	0.03%
Howell Gun Works LLC	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	11/14/2023	8.3	6.7	6.5	—%
Polpo Realty, LLC(EPC) Polpo Restaurant, LLC (OC)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/6/2038	62.5	59.5	62.3	0.03%
Twinsburg Hospitality Group LLC dba Comfort Suites	Accommodation	Term Loan	Prime plus 2.75%	10/31/2038	945.0	901.8	928.6	0.45%
Master CNC Inc & Master Properties LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2038	596.6	567.7	579.5	0.28%
1 North Restaurant Corp dba 1 North Steakhouse	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/31/2038	212.5	202.2	210.5	0.10%
Mid-Land Sheet Metal Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/31/2038	137.5	131.1	136.1	0.07%
Janice B. McShan and The Metropolitan Day School, LLC	Social Assistance	Term Loan	Prime plus 2.75%	10/31/2023	42.8	35.0	35.5	0.02%
Meridian Hotels LLC dba Best Western Jonesboro	Accommodation	Term Loan	Prime plus 2.75%	10/29/2038	664.5	632.3	661.5	0.32%
New Image Building Services Inc. dba New Image Repair Services	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/29/2023	331.3	263.1	257.4	0.13%
A-1 Quality Services Corporation	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/29/2023	8.9	7.0	6.8	—%
Clairvoyant Realty Corp. and Napoli Marble & Granite Design, Ltd	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/24/2038	246.3	234.3	240.4	0.12%
Greenbrier Technical Services, Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/24/2023	240.1	173.8	176.3	0.09%
Kelly Auto Care LLC dba Shoreline Quick Lube and Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/18/2023	87.5	69.5	68.0	0.03%
KenBro Enterprises LLC dba Hearing Aids by Zounds-Cherry Hill	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	10/18/2023	25.8	20.4	20.4	0.01%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Shepher Distr's and Sales Corp and The Lederer Industries Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/30/2023	1,050.0	671.2	680.3	0.33%
Fieldstone Quick Stop LLC(OC) Barber Investments LLC (EPC) Thadius M B	Gasoline Stations	Term Loan	6%	9/30/2038	676.3	656.0	669.4	0.33%
Cencon Properties LLC and Central Connecticut Warehousing Company, Inc	Warehousing and Storage	Term Loan	Prime plus 2.75%	9/30/2038	344.5	327.5	342.2	0.17%
Lenoir Business Partners LLC (EPC) LP Industries, Inc dba Childforms	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	322.7	310.7	321.6	0.16%
Onofrios Enterprises LLC (EPC) Onofrios Fresh Cut, Inc	Food Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	312.5	298.2	309.3	0.15%
Discount Wheel and Tire	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/30/2038	223.8	212.4	218.8	0.11%
Top Properties LLC and LP Industries, Inc dba Childforms	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	120.0	115.3	120.7	0.06%
First Steps Real Estate Company, LLC (EPC) and First Steps Preschool -	Social Assistance	Term Loan	Prime plus 2.75%	9/30/2038	97.6	92.7	94.9	0.05%
Gabrielle Realty, LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	9/27/2038	757.6	719.1	740.1	0.36%
Mitchellville Family Dentistry, Dr. Octavia Simkins-Wiseman DDS PC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/27/2038	335.1	318.0	329.0	0.16%
Handy 6391 LLC dba The UPS Store #6391	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/27/2023	62.5	49.8	50.5	0.02%
Eastside Soccer Dome, Inc .	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2038	463.8	440.1	460.5	0.23%
HJ & Edward Enterprises, LLC dba Sky Zone	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2023	262.5	213.4	212.9	0.10%
Anthony C Dinoto and Susan S P Dinoto and Anthony C Dinoto Funeral Homes	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/26/2038	100.0	95.0	99.4	0.05%
Southeast Chicago Soccer, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2038	51.3	48.6	50.9	0.02%
Kiddie Steps 4 You Inc.	Social Assistance	Term Loan	Prime plus 2.75%	9/25/2038	89.3	86.3	88.4	0.04%
Diamond Memorials Incorporated	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/25/2023	14.3	10.5	10.1	—%
Faith Memorial Chapel LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/20/2038	268.4	255.1	263.9	0.13%
Serious-Fun in Alpharetta, LLC dba The Little Gym of Alpharetta	Educational Services	Term Loan	Prime plus 2.75%	9/20/2023	46.3	36.6	35.6	0.02%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Westville Seafood LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/19/2038	112.3	106.6	109.9	0.05%
Maynard Enterprises Inc dba Fastsigns of Texarkana	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/18/2023	16.1	12.8	12.5	0.01%
Grafio Inc dba Omega Learning Center-Acworth	Educational Services	Term Loan	Prime plus 2.75%	9/13/2023	156.3	129.8	126.7	0.06%
The Berlerro Group, LLC dba Sky Zone	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/12/2023	421.3	342.3	333.4	0.16%
Sound Manufacturing Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/12/2028	54.8	48.3	48.4	0.02%
Prospect Kids Academy Inc	Educational Services	Term Loan	Prime plus 2.75%	9/11/2038	124.3	117.9	122.3	0.06%
Alma J. and William R. Walton (EPC) and Almas Child Day Care Center	Social Assistance	Term Loan	Prime plus 2.75%	9/11/2038	39.5	37.5	39.2	0.02%
B for Brunette dba Blo	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/10/2023	53.4	42.6	41.1	0.02%
Schmaltz Holdings, LLC (EPC) and Schmaltz Operations, LLC dba Companio	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/4/2038	224.2	211.5	217.8	0.11%
IlOKA Inc dba Microtech Tel and NewCloud Networks	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/30/2023	687.5	536.5	526.6	0.26%
ACI Northwest Inc.	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	8/30/2023	906.3	491.4	493.7	0.24%
Spectrum Radio Fairmont, LLC	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	8/30/2023	187.5	164.3	166.2	0.08%
Excel RP Inc	Machinery Manufacturing	Term Loan	Prime plus 2.75%	8/30/2023	130.3	101.7	102.4	0.05%
Gulfport Academy Child Care and Learning Center, Inc. and Jennifer Sis	Social Assistance	Term Loan	Prime plus 2.75%	8/30/2023	43.3	33.8	33.9	0.02%
Ramard Inc and Advanced Health Sciences Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/28/2023	187.5	146.3	140.8	0.07%
RM Hawkins LLC dba Pure Water Tech West and Robert M Hawkins	Nonstore Retailers	Term Loan	Prime plus 2.75%	8/26/2023	85.8	63.4	64.2	0.03%
JSIL LLC dba Blackstones Hairdressing	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/16/2023	19.5	15.0	14.7	0.01%
Caribbean Concepts, Inc. dba Quick Bleach	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/12/2023	22.5	17.7	17.1	0.01%
209 North 3rd Street, LLC (EPC) Yuster Insurance Group Inc (OC)	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/29/2038	83.9	79.3	82.2	0.04%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Majestic Contracting Services, Inc. dba Majestic Electric and Majestic	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/26/2038	190.0	179.7	184.7	0.09%
Daniel W and Erin H Gordon and Silver Lining Stables CT, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/24/2023	11.3	8.7	8.8	—%
Angkor Restaurant Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/19/2038	93.0	88.0	91.6	0.04%
Tri County Heating and Cooling Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2023	87.8	67.8	68.4	0.03%
Harbor Ventilation Inc and Estes Investment, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2038	92.1	23.5	24.6	0.01%
Morning Star Trucking LLC and Morning Star Equipment and Leasing LLC	Truck Transportation	Term Loan	Prime plus 2.75%	7/17/2023	53.8	41.6	40.0	0.02%
Maxiflex LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/28/2023	153.5	117.4	118.9	0.06%
JRA Holdings LLC (EPC) Jasper County Cleaners Inc dba Superior Cleaner	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/28/2038	121.0	114.1	119.3	0.06%
GIA Realty LLC and VRAJ GIA LLC dba Lakeview Laundromat	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/28/2038	97.5	92.0	96.3	0.05%
Contract Packaging Services Inc dba Superior Pack Group	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/21/2023	851.8	657.6	647.8	0.32%
2161 Highway 6 Trail, LLC, (EPC) R. H. Hummer JR., Inc. (Co-Borrower)	Truck Transportation	Term Loan	Prime plus 2.75%	6/19/2026	1,250.0	821.6	838.4	0.41%
CBlakeslee Arpaia Chapman, Inc. dba Blakeslee Industrial Services	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	6/18/2028	875.0	759.4	778.5	0.38%
KDP LLC and KDP Investment Advisors, Inc and KDP Asset Management, Inc	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/14/2023	343.8	263.3	254.6	0.12%
Elite Structures Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/12/2038	932.8	864.1	902.8	0.44%
(EPC) Absolute Desire LLC and Mark H. Szierer (OC) Sophisticated Smile	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/5/2038	188.3	178.2	182.1	0.09%
(EPC) Willowbrook Properties LLC (OC) Grove Gardens Landscaping Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/5/2038	186.3	175.9	182.4	0.09%
RKP Service dba Rainbow Carwash	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/31/2023	300.0	230.1	223.2	0.11%
RXSB, Inc dba Medicine Shoppe	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	5/30/2023	186.3	141.7	136.2	0.07%
Gregory P Jellenek OD and Associates PC dba Gregory P Jellenek OD	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/28/2023	63.5	48.1	47.5	0.02%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Ryan D. Thornton and Thornton & Associates LLC	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	5/24/2023	68.8	42.1	40.4	0.02%
Insurance Problem Solvers LLC	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	5/20/2023	17.1	5.5	5.2	—%
PowerWash Plus, Inc. and CJR, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/30/2038	550.0	518.1	533.2	0.26%
Peanut Butter & Co., Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	4/30/2023	100.0	74.8	72.2	0.04%
Brothers International Desserts	Food Manufacturing	Term Loan	Prime plus 2.75%	4/26/2023	230.0	172.8	171.2	0.08%
Kidrose, LLC dba Kidville Riverdale	Educational Services	Term Loan	Prime plus 2.75%	4/22/2023	78.8	59.9	58.7	0.03%
Vernon & Stephanie Scott and Little Stars Day Care Center, Inc.	Educational Services	Term Loan	Prime plus 2.75%	4/18/2038	151.0	142.1	148.6	0.07%
Capital Scrap Metal, LLC and Powerline Investment, LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/29/2038	500.0	447.3	467.6	0.23%
MRM Supermarkets Inc dba Constantins Breads; Dallas Gourmet Breads;	Food Manufacturing	Term Loan	Prime plus 2.75%	3/29/2038	336.0	315.5	321.3	0.16%
1258 Hartford TPKE, LLC (EPC) and Phelps and Sons, Inc (OC)	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/29/2038	124.6	117.0	119.8	0.06%
A & M Commerce, Inc. dba Cranberry Sunoco	Gasoline Stations	Term Loan	Prime plus 2.75%	3/27/2038	330.3	309.9	321.4	0.16%
Xela Pack, Inc. and Aliseo and Catherine Gentile	Paper Manufacturing	Term Loan	Prime plus 2.75%	3/27/2028	271.8	232.8	238.5	0.12%
Neyra Industries, Inc. and Edward Neyra	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	3/27/2023	217.5	161.8	163.7	0.08%
American Diagnostic Imaging, Inc. dba St. Joseph Imaging Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/25/2038	537.5	504.7	518.6	0.25%
Michael A.and HeatherR. Welsch dba Art & FrameEtc.	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/22/2038	67.5	63.4	65.6	0.03%
M & H Pine Straw Inc and Harris L. Maloy	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/21/2023	288.8	214.3	214.2	0.10%
Truth Technologies Inc dba Truth Technologies Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/21/2023	79.5	59.1	57.3	0.03%
J. Kinderman & Sons Inc., dba BriteStar Inc.	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	3/20/2023	181.3	139.0	140.7	0.07%
Stellar Environmental LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/18/2023	56.3	41.9	42.1	0.02%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Sound Manufacturing, Inc. and Monster Power Equipment Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/15/2023	523.0	388.4	384.5	0.19%
Golden Gate Lodging LLC (OC)	Accommodation	Term Loan	Prime plus 2.75%	3/12/2038	115.0	108.0	111.8	0.05%
River Club Golf Course Inc dba The River Club	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2038	475.2	445.3	459.9	0.22%
Bakhtar Group LLC dba Malmaison	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2023	103.8	77.1	74.1	0.04%
Osceola River Mill, LLC(EPC) Ironman Machine, Inc.(OC)	Machinery Manufacturing	Term Loan	Prime plus 2.75%	2/20/2038	86.3	80.8	83.7	0.04%
Java Warung, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/19/2038	51.0	47.9	49.7	0.02%
Nancy & Karl Schmidt(EPC) Moments to Remember USA, LLC	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	2/15/2038	106.3	99.6	103.2	0.05%
Orient Direct, Inc. dba Spracht, Celltek, ODI	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	2/12/2023	84.9	61.8	59.3	0.03%
Knits R Us, Inc. dba NYC Sports / Mingle	Textile Mills	Term Loan	Prime plus 2.75%	2/11/2038	125.0	117.3	122.6	0.06%
North Country Transport, LLC	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	2/6/2023	15.0	11.0	11.2	0.01%
MJD Investments, LLC dba The Community Day School	Social Assistance	Term Loan	Prime plus 2.75%	1/31/2038	258.3	241.6	248.7	0.12%
Sherill Universal City dba Golden Corral	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/28/2038	440.5	413.7	426.3	0.21%
Macho LLC (EPC) Madelaine Chocolate Novelties Inc(OC) dba The Madelai	Food Manufacturing	Term Loan	Prime plus 2.75%	12/31/2037	500.0	469.3	493.7	0.24%
WI130, LLC (EPC) & Lakeland Group, Inc (OC) dba Lakeland Electrical	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/31/2028	271.5	232.9	237.3	0.12%
Elegant Fireplace Mantels, Inc. dba Elegant Fireplace Mantels	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/31/2022	97.5	70.5	70.3	0.03%
John Duffy Fuel Co., Inc.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/28/2022	513.8	371.3	377.4	0.18%
Babie Bunnie Enterprises Inc dba Triangle Mothercare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/28/2027	46.3	35.1	35.4	0.02%
Polpo Realty LLC (EPC) & Polpo Restaurant LLC (OC) dba Polpo Restauran	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/27/2037	517.5	485.1	510.3	0.25%
Martin L Hopp, MD PHD A Medical Corp (OC) dba Tower ENT	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2022	66.3	47.6	47.8	0.02%
Ezzo Properties, LLC and Great Lakes Cleaning, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/20/2027	389.6	328.6	333.4	0.16%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Pioneer Window Holdings, Inc and Subsidiaries dba Pioneer Windows	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/20/2022	225.0	162.7	163.8	0.08%
United Woodworking, Inc	Wood Product Manufacturing	Term Loan	6%	12/20/2022	17.3	12.1	12.3	0.01%
The Amendments Group LLC dba Brightstar	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/17/2022	22.5	16.2	16.5	0.01%
Aegis Creative Communications, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/30/2022	387.5	269.5	268.4	0.13%
Cheryle A Baptiste and Cheryle Baptiste DDS PLLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/30/2037	286.5	267.0	280.1	0.14%
Daniel Gordon and Erin Gordon and Silver Lining Stables CT, LLC	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	11/28/2037	223.8	208.6	219.3	0.11%
Richmond Hill Mini Market, LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/27/2037	185.3	172.7	181.1	0.09%
D&L Rescources, Inc. dba The UPS Store	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	11/27/2022	9.8	7.0	6.9	—%
DRV Enterprise, Inc. dba Cici's Pizza # 339	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/26/2022	65.0	45.4	46.2	0.02%
Pioneer Windows Manufacturing Corp, Pioneer Windows	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	11/21/2022	275.0	196.8	198.1	0.10%
U & A Food and Fuel, Inc. dba Express Gas & Food Mart	Gasoline Stations	Term Loan	Prime plus 2.75%	11/21/2037	96.3	89.7	94.4	0.05%
Clean Brothers Company Inc dba ServPro of North Washington County	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/21/2022	17.0	12.1	12.1	0.01%
R & J Petroleum LLC (EPC) Manar USA, Inc. (OC)	Gasoline Stations	Term Loan	Prime plus 2.75%	11/20/2037	180.0	167.7	176.1	0.09%
St Judes Physical Therapy P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/19/2022	21.0	15.0	15.2	0.01%
Hi-Def Imaging, Inc. dba SpeedPro Imaging	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/9/2022	22.2	15.9	15.9	0.01%
Reidville Hydraulics Mfg Inc dba Summit	Machinery Manufacturing	Term Loan	Prime plus 2.75%	11/2/2037	265.9	248.0	258.1	0.13%
Big Apple Entertainment Partners, LLC d/b/a Ripley's Believe It or Not	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/26/2022	180.0	130.3	129.8	0.06%
LA Diner Inc dba Loukas L A Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/28/2037	677.5	631.8	664.2	0.32%
ATC Fitness LLC dba Around the Clock Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2022	180.0	129.4	130.7	0.06%
University Park Retreat, LLC dba Massage Heights	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/27/2022	76.0	53.1	53.9	0.03%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Forno Italiano Di Nonna Randazzo, LLC dba Nonna Randazzo's Bakery	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/26/2037	183.8	171.9	179.7	0.09%
LaSalle Market and Deli EOK Inc and Rugen Realty LLC dba LaSalle Mark	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/21/2037	252.3	234.2	244.7	0.12%
O'Rourkes Diner LLC dba O'Rourke's Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/19/2037	65.5	60.8	63.4	0.03%
Vision Network Solutions, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/12/2022	19.5	9.9	9.8	—%
Michael J. Speeney & Joyce Speeney and R2 Tape, Inc.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/31/2037	367.5	340.5	358.0	0.18%
AJK Enterprise LLC dba AJK Enterprise LLC	Truck Transportation	Term Loan	Prime plus 2.75%	8/27/2022	16.5	11.4	11.6	0.01%
New Image Building Services, Inc. dba New Image Repair Services	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/23/2037	285.7	264.7	275.2	0.13%
Suncoast Aluminum Furniture, Inc	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	8/17/2037	360.0	333.7	350.8	0.17%
Matchless Transportation LLC dba First Class Limo	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	8/3/2022	185.0	134.2	135.1	0.07%
Hofgard & Co., Inc. dba HofgardBenefits	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/27/2022	107.3	73.3	74.1	0.04%
Georgia Safe Sidewalks LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/27/2022	15.0	10.1	10.2	—%
Scoville Plumbing & Heating Inc and Thomas P. Scoville	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/25/2022	50.0	35.9	36.5	0.02%
Havana Central (NY) 5, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/29/2022	1,166.8	823.4	832.9	0.41%
Central Tire, Inc. dba Cooper Tire & Auto Services	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/29/2037	288.5	266.0	277.8	0.14%
WPI, LLC	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	6/29/2024	129.5	96.7	97.7	0.05%
Jenkins-Pavia Corporation dba Victory Lane Quick Oil Change	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/27/2037	69.8	64.3	67.4	0.03%
KIND-ER-ZZ Inc dba Kidville	Educational Services	Term Loan	Prime plus 2.75%	6/15/2022	50.0	33.5	33.3	0.02%
Graphish Studio, Inc. and Scott Fishoff	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/14/2022	20.3	13.7	13.6	0.01%
Spectrumit, Inc, (OC) dba LANformation	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/31/2030	154.9	132.8	136.9	0.07%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
ALF, LLC (EPC) Mulit-Service Eagle Tires (OC)	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	5/31/2037	62.9	57.9	60.7	0.03%
Craig R Freehauf d/b/a Lincoln Theatre	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	5/31/2022	47.9	23.6	24.0	0.01%
Lefont Theaters, Inc.	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	5/30/2022	137.0	91.6	92.2	0.05%
Christou Real Estate Holdings LLC dba Tops American Grill	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/17/2037	284.0	261.0	274.0	0.13%
Tracey Vita-Morris dba Tracey Vita's School of Dance	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	5/10/2022	22.5	15.0	15.0	0.01%
Bisson Transportation, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	5/7/2037	588.1	554.9	578.3	0.28%
Bisson Moving & Storage Company Bisson Transportation Inc and BTG Real	Truck Transportation	Term Loan	Prime plus 2.75%	5/7/2022	528.8	378.5	382.4	0.19%
Fair Deal Food Mart Inc dba Neighbors Market	Gasoline Stations	Term Loan	Prime plus 2.75%	5/3/2037	381.3	350.8	368.6	0.18%
Tanner Optical, Inc. dba Murphy Eye Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/27/2022	8.3	5.4	5.5	—%
Zane Filippone Co Inc dba Culligan Water Conditioning	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/12/2022	558.2	370.9	374.1	0.18%
Indoor Playgrounds Limited Liability Company dba Kidville	Educational Services	Term Loan	Prime plus 2.75%	4/5/2022	19.5	10.7	10.8	0.01%
Brandywine Picnic Park, Inc. and B.Ross Capps & Linda Capps	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/30/2031	231.5	200.1	207.5	0.10%
Access Staffing, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/30/2022	187.5	122.5	121.8	0.06%
Willow Springs Golf Course, Inc. & JC Lindsey Family Limited Partners	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/29/2037	755.4	701.4	736.7	0.36%
Manuel P. Barrera and Accura Electrical Contractor, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/23/2028	103.7	85.1	86.5	0.04%
Shweiki Media, Inc. dba Study Breaks Magazine	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/22/2027	1,178.8	947.7	964.9	0.47%
BCD Holdings, LLC and H-MA, LLC d/b/a/ Hawaii Mainland Administrators	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	3/2/2022	451.3	285.0	283.9	0.14%
ATC Fitness, LLC d/b/a Around the C	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2022	10.2	6.6	6.6	—%
ATI Jet, Inc.	Air Transportation	Term Loan	Prime plus 2.75%	12/28/2026	852.8	662.6	679.5	0.33%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
J. Kinderman & Sons, Inc. dba Brite Star Manufacturing Company	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/22/2036	495.0	458.3	482.7	0.24%
K's Salon, LLC d/b/a K's Salon	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/20/2021	73.6	46.4	46.5	0.02%
15 Frederick Place LLC & Pioneer Windows Holdings Inc & Subs dba Pion	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/16/2021	250.0	156.3	157.9	0.08%
M & H Pinestraw, Inc. and Harris L. Maloy	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/15/2021	238.3	149.8	151.2	0.07%
Taylor Transport, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	12/8/2021	515.5	266.6	270.7	0.13%
City Sign Service, Incorporated	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	11/30/2025	165.8	127.4	130.7	0.06%
Scent-Sation, Inc. d/b/a Scent-Sation, Inc.	Textile Product Mills	Term Loan	Prime plus 2.75%	11/21/2021	337.5	244.5	248.3	0.12%
Thomas P. Scoville dba Scoville Plumbing & Heating, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/16/2021	62.5	38.7	39.3	0.02%
MRM Supermarkets, Inc. dba Constantin's Breads	Food Manufacturing	Term Loan	Prime plus 2.75%	11/10/2021	137.5	85.5	86.5	0.04%
K9 Bytes, Inc & Epazz, Inc dba K9 Bytes, Inc	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	10/26/2021	58.8	37.3	37.5	0.02%
28 Cornelia Street Properties, LLC and Zouk, Ltd.dba Palma	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/25/2021	22.5	13.8	14.0	0.01%
Robert E. Caves, Sr. and American Plank dba Caves Enterprises	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/30/2021	302.5	180.3	183.0	0.09%
PTK, Incorporated dba Night N Day 24 HR Convenience Store	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/30/2036	137.5	124.5	130.9	0.06%
39581 Garfield, LLC and Tri County Neurological Associates, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2036	83.3	75.2	79.0	0.04%
39581 Garfield, LLC and Tricounty Neurological Associates, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2036	28.5	25.6	26.8	0.01%
Big Apple Entertainment Partners, LLC dba Ripley's Believe it or Not	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2021	1,070.0	641.7	643.8	0.31%
Polymer Sciences, Inc. dba Polymer Sciences, Inc.	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/28/2036	422.6	382.5	402.6	0.20%
Equity National Capital LLC & Chadbourne Road Capital, LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	9/26/2021	62.5	37.9	38.1	0.02%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Bryan Bantry Inc.	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/8/2021	400.0	161.3	161.8	0.08%
SBR Technologies d/b/a Color Graphics	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/31/2021	806.2	473.6	480.3	0.23%
Michael S. Decker & Janet Decker dba The Hen House Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/30/2036	16.4	14.9	15.6	0.01%
Trademark Equipment Company Inc and David A. Daniel	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	8/19/2036	133.6	120.6	126.7	0.06%
Qycell Corporation	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	8/19/2021	187.5	105.8	106.5	0.05%
A & A Auto Care, LLC d/b/a A & A Auto Care, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/12/2036	101.0	91.4	96.1	0.05%
Valiev Ballet Academy, Inc	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	8/12/2036	91.5	38.3	40.3	0.02%
LaHoBa, LLC d/b/a Papa John's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/3/2036	77.5	69.5	73.2	0.04%
Kelly Chon LLC dba Shi-Golf	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	7/29/2021	17.5	7.5	7.6	—%
MTV Bowl, Inc. dba Legend Lanes	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/30/2036	248.5	223.7	234.5	0.11%
Lisle Lincoln II Limited Partnership dba Lisle Lanes LP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/29/2036	338.1	316.1	332.1	0.16%
Lavertue Properties LLP dba Lavertue Properties	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/29/2036	44.8	40.3	42.4	0.02%
Pierce Developments, Inc. dba Southside Granite	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/13/2036	256.1	230.3	241.2	0.12%
Major Queens Body & Fender Corp	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/10/2021	28.6	16.5	16.7	0.01%
J&K Fitness, LLC dba Physiques Womens Fitness Center	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/8/2036	449.3	407.6	428.2	0.21%
Peanut Butter & Co., Inc. d/b/a Peanut Butter & Co.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/3/2021	65.5	36.7	36.8	0.02%
Demand Printing Solutions, Inc. and MLM Enterprises, LLC d/b/a Demand	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/27/2021	16.5	9.4	9.5	—%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Modern on the Mile, LLC dba Ligne Roset	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	5/25/2021	212.5	120.7	121.2	0.06%
Music Mountain Water Company, LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	4/25/2036	138.1	123.0	129.5	0.06%
Profile Performance, Inc. and Eidak Real Estate, L.L.C.	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/20/2036	127.5	114.2	120.1	0.06%
Northwind Outdoor Recreation, Inc. dba Red Rock Wilderness Store	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/18/2036	129.5	117.7	123.9	0.06%
Michael S. Korfe dba North Valley Auto Repair	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/24/2036	15.5	13.8	14.5	0.01%
Actknowledge,Inc dba Actknowledge	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/21/2021	57.3	31.9	32.3	0.02%
Food & Beverage Associates Of N.J. Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/11/2021	10.0	5.0	5.0	—%
Key Products I&II, Inc. dba Dunkin' Donuts/Baskin-Robbins	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/10/2021	153.0	85.2	85.6	0.04%
Stephen Frank, Patricia Frank and Suds Express LLC dba Frank Chiropra	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/25/2023	63.0	38.6	39.4	0.02%
SuzyQue’s LLC dba Suzy Que’s	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/11/2036	61.0	54.5	57.3	0.03%
Little People’s Village, LLC dba Little People’s Village	Social Assistance	Term Loan	Prime plus 2.75%	1/31/2036	31.1	27.6	29.1	0.01%
Seagate Group Holdings, Inc. dba Seagate Logistics, Inc.	Support Activities for Transportation	Term Loan	Prime plus 2.75%	1/28/2036	113.4	100.8	106.0	0.05%
Metro Used Cars Inc. dba Metro Auto Center	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	1/14/2027	117.6	89.7	92.2	0.05%
Patrageous Enterprises, LLC dba Incredibly Edible Delites of Laurel	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/29/2020	7.6	3.7	3.7	—%
Shree OM Lodging, LLC dba Royal Inn	Accommodation	Term Loan	Prime plus 2.75%	12/17/2035	27.7	24.6	25.8	0.01%
Lodin Medical Imaging, LLC dba Watson Imaging Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/1/2020	66.4	34.0	34.5	0.02%
Robert F. Schuler and Lori A. Schuler dba Bob’s Service Center	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/30/2035	34.0	30.1	31.7	0.02%
Any Garment Cleaner-East Brunswick, Inc dba Any Garment Cleaner	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/18/2020	42.5	18.4	18.6	0.01%
West Cobb Enterprises, Inc and Advanced Eye Associates, L.L.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/12/2035	148.7	131.7	138.4	0.07%
Lincoln Park Physical Therapy	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/20/2020	43.5	22.2	22.5	0.01%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Jade Automotive d/b/a Sears Hometown Store	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	10/6/2035	146.6	130.1	136.9	0.07%
Wise Forklift Inc	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/1/2020	296.9	147.6	149.6	0.07%
Elan Realty, LLC and Albert Basse Asociates, Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	9/30/2035	228.2	201.3	211.8	0.10%
K9 Bytes, Inc & Epazz, Inc	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	9/30/2020	18.5	9.7	9.7	—%
Success Express,Inc. dba Success Express	Couriers and Messengers	Term Loan	Prime plus 2.75%	9/29/2020	91.8	45.9	46.2	0.02%
Modern Manhattan, LLC	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	9/20/2020	204.0	103.1	103.9	0.05%
Dirk's Trucking, L.L.C. dba Dirk's Trucking	Truck Transportation	Term Loan	Prime plus 2.75%	9/17/2020	17.7	8.8	8.9	—%
Newsome Trucking Inc and Kevin Newsome	Truck Transportation	Term Loan	Prime plus 2.75%	9/2/2035	423.1	211.3	221.9	0.11%
California College of Communications, Inc.	Educational Services	Term Loan	Prime plus 2.75%	11/2/2020	172.5	88.6	89.3	0.04%
Rudy & Louise Chavez dba Clyde's Auto and Furniture Upholstery	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/2/2035	50.1	44.1	46.4	0.02%
DDLK Investments LLC d/b/a Smoothie King	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/30/2020	7.5	3.1	3.1	—%
Kino Oil of Texas, LLC dba Kino Oil	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/27/2020	60.0	29.5	29.9	0.01%
Kino Oil of Texas LLC dba Kino Company and B&D Oil	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/27/2035	12.0	10.4	10.9	0.01%
Planet Verte,LLC d/b/a Audio Unlimited	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/20/2020	40.0	20.0	20.1	0.01%
Members Only Software	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/30/2020	40.3	19.7	19.9	0.01%
New Life Holdings, LLC and Certified Collision Services, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/29/2035	76.2	66.1	69.4	0.03%
ActKnowledge,Inc dba ActKnowledge	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/30/2020	50.0	24.0	24.3	0.01%
I-90 RV & Auto Supercenter	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/29/2035	74.9	65.5	68.9	0.03%
WeaverVentures, Inc dba The UPS Store	Postal Service	Term Loan	Prime plus 2.75%	7/28/2020	23.8	11.6	11.7	0.01%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Zouk, Ltd. dba Palma	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/25/2020	27.5	13.6	13.8	0.01%
CJ Park Inc. dba Kidville Midtown West	Educational Services	Term Loan	Prime plus 2.75%	6/25/2020	26.4	10.0	10.1	—%
Tanner Optical Inc. dba Murphy Eye Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/31/2018	94.6	82.9	83.2	0.04%
M & H Pine Straw, Inc.and Harris Maloy	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	7/10/2020	67.5	32.7	33.0	0.02%
Excel RP, Inc./Kevin and Joann Foley	Machinery Manufacturing	Term Loan	Prime plus 2.75%	7/8/2028	50.0	39.0	40.3	0.02%
ValleyStar, Inc. dba BrightStar Healthcare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2020	7.5	3.6	3.6	—%
ValleyStar, Inc. dba BrightStar HealthCare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2020	0.6	2.9	2.9	—%
Diag, LLC dba Kidville	Educational Services	Term Loan	Prime plus 2.75%	6/21/2020	37.5	17.5	17.6	0.01%
M & H Pine Straw, Inc and Harris L. Maloy	Support Activities for Agriculture and Forestry	Term Loan	6%	4/30/2020	183.3	67.2	67.9	0.03%
New Economic Methods LLC dba Rita's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2020	24.8	0.8	0.8	—%
Cocoa Beach Parasail Corp. dba Cocoa Beach Parasail	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/26/2020	6.3	2.9	2.9	—%
Vortex Automotive LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/5/2035	76.6	66.8	70.1	0.03%
ATC Fitness LLC dba Around the Clock Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2019	15.0	5.4	5.5	—%
Lahoba,LLC dba Papa John's Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/30/2034	42.5	36.8	38.7	0.02%
Animal Intrusion Prevention Systems Holding Company, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/29/2024	126.5	81.8	83.8	0.04%
Music Mountain Water Company,LLC dba Music Mountain Water Co.	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	12/29/2019	185.4	79.1	80.0	0.04%
CMA Consulting dba Construction Management Associates	Construction of Buildings	Term Loan	Prime plus 2.75%	12/11/2019	58.5	22.5	22.7	0.01%
David A. Nusblatt, D.M.D, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/11/2019	9.0	3.8	3.8	—%
KMC RE, LLC & B&B Kennels	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/19/2034	58.3	50.3	52.9	0.03%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Demand Printing Solutions, Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	12/12/2019	10.0	4.2	4.2	—%
Planet Verte, LLC dba Audio Unlimited of Oceanside	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/28/2019	57.0	23.5	23.7	0.01%
Demand Printing Solutions, Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	10/29/2034	147.5	126.8	133.3	0.07%
Supreme Screw Products	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	4/17/2019	308.2	104.9	106.0	0.05%
Gray Tree Service, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/18/2018	50.0	14.9	15.0	0.01%
Envy Salon & Spa LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/4/2018	20.3	6.0	6.1	—%
Gourmet to You, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2019	12.1	3.8	3.8	—%
The Alba Financial Group, Inc.	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	6%	1/10/2019	22.5	13.2	13.3	0.01%
Grapevine Professional Services, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/22/2019	8.2	2.5	2.5	—%
Inflate World Corporation	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/30/2018	7.5	1.6	1.7	—%
Peter Thomas Roth Labs LL	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/26/2018	425.0	118.1	119.0	0.06%
Dream Envy, Ltd. d/b/a Massage Envy	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/9/2018	88.0	25.6	25.8	0.01%
Seven Stars Enterprises, Inc. dba Atlanta Bread Company	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2018	86.3	22.4	22.6	0.01%
CBA D&A Pope, LLC dba Christian Brothers Automotive	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/14/2018	144.9	37.3	37.6	0.02%
Gilbert Chiropractic Clinic, Inc.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/7/2018	22.5	5.6	5.7	—%
D & D's Divine Beauty School of Esther, LLC	Educational Services	Term Loan	6%	8/1/2031	57.7	52.4	54.7	0.03%
Daniel S. Fitzpatrick dba Danny's Mobile Appearance Reconditioning Ser	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/29/2018	9.4	2.1	2.1	—%
Burks & Sons Development LLC dba Tropical Smoothie Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/22/2018	49.8	11.0	11.1	0.01%
Bliss Coffee and Wine Bar, LLC	Food Services and Drinking Places	Term Loan	6%	3/19/2018	87.5	70.6	71.1	0.03%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Zog Inc.	Other Information Services	Term Loan	6%	3/17/2018	97.5	68.3	68.7	0.03%
Saan M.Saelee dba Saelee's Delivery Service	Truck Transportation	Term Loan	Prime plus 2.75%	3/12/2018	9.8	2.1	2.1	—%
A & A Acquisition, Inc. dba A & A International	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	2/15/2018	100.0	20.9	21.0	0.01%
Enewhere Custom Canvas, LLC	Textile Product Mills	Term Loan	Prime plus 2.75%	2/15/2018	12.0	2.6	2.6	—%
All American Printing	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	10/26/2032	69.8	37.9	39.7	0.02%
Seo's Paradise Cleaners, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/19/2018	9.8	1.3	1.3	—%
Margab, Inc. dba Smoothie King	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/28/2017	44.0	8.4	8.5	—%
RCB Enterprises, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/18/2017	21.2	5.0	5.0	—%
Timothy S. Strange dba Strange's Mobile Apperance Reconditioning Servi	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/17/2017	8.4	1.2	1.3	—%
Parties By Pat, Inc. and Jose M. Martinez Jr.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/11/2017	93.1	17.4	17.5	0.01%
Tammy's Bakery, Inc. dba Tammy's Bakery	Food Manufacturing	Term Loan	Prime plus 2.75%	12/10/2017	71.8	14.3	14.4	0.01%
Maria C. Sathre and David N. Sathre dba Black Forest Liquor Store	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/28/2017	18.6	3.3	3.4	—%
MJ Mortgage & Tax Services, Inc.	Credit Intermediation and Related Activities	Term Loan	Prime plus 2.75%	11/14/2017	6.9	1.1	1.1	—%
Kings Laundry,LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/30/2017	64.5	11.3	11.3	0.01%
Quality Engraving Services Inc. and Ian M. Schnaitman	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	10/17/2017	15.0	2.6	2.6	—%
Flourishing Fruits, LLC dba Edible Arrangements	Food Manufacturing	Term Loan	Prime plus 2.75%	12/29/2017	21.1	1.3	1.3	—%
Louis B. Smith dba LAQ Funeral Coach	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/15/2017	12.6	2.0	2.0	—%
Flint Batteries LLC dba Batteries Plus of Flint	General Merchandise Stores	Term Loan	Prime plus 2.75%	8/29/2017	9.0	1.1	1.1	—%
1911 East Main Street Holdings, Corp	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2032	15.8	12.6	13.2	0.01%
Metano IBC Services, Inc. and Stone Brook Leasing, LLC	Rental and Leasing Services	Term Loan	Prime plus 2.75%	8/17/2017	315.0	41.4	41.6	0.02%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Mala Iyer, MD dba Child and Family Wellness Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/11/2017	50.0	8.0	8.0	—%
South Dade Restoration Corp. dba Servpro of Kendall/Pinecrest	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/10/2016	61.8	0.9	0.9	—%
Twietmeyer Dentistry PA	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/30/2017	148.9	19.5	19.6	0.01%
Water Works Laundromat, LLC	Personal and Laundry Services	Term Loan	Prime plus 2.25%	9/7/2027	267.3	188.0	189.4	0.09%
L.C.N. Investments, L.L.C. dba Max Muscle Sports Nutrition	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	5/27/2017	12.8	1.5	1.6	—%
Dave Kris, and MDK Ram Corp.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/5/2026	221.0	33.7	34.7	0.02%
No Thirst Software LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/26/2017	6.8	0.5	0.5	—%
Zeroln Media LLC,	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	4/25/2017	7.5	0.9	0.9	—%
CCIPTA, LLC	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	1/17/2017	47.0	0.8	0.8	—%
Gill Express Inc. dba American Eagle Truck Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	1/5/2027	286.9	193.9	200.2	0.10%
Spain Street LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/29/2017	63.0	1.9	1.9	—%
Kyoshi Enterprises, LLC	Educational Services	Term Loan	Prime plus 2.75%	12/29/2016	22.5	1.6	1.6	—%
Nora A. Palma and Julio O Villcas	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/27/2017	56.3	0.6	0.6	—%
Jojan, Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.25%	12/18/2031	204.8	38.6	39.0	0.02%
Contractors Pumping Service, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/3/2016	9.9	0.2	0.2	—%
Smooth Grounds, Inc.	Food Services and Drinking Places	Term Loan	7.75%	10/11/2016	64.5	32.1	32.1	0.02%
Nelson Financial Services, LLC	Scenic and Sightseeing Transportation	Term Loan	Prime plus 2.75%	9/2/2016	57.0	0.4	0.4	—%
Fran-Car Corporation dba Horizon Landscape Management	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/3/2028	407.8	167.6	173.5	0.08%
Head To Toe Personalized Pampering, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/27/2031	52.0	9.2	9.6	—%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Maxwell Place, LLC	Nursing and Residential Care Facilities	Term Loan	6.5%	12/31/2018	1,076.8	776.4	783.1	0.38%
Christopher F. Bohon & Pamela D. Bohon	Social Assistance	Term Loan	Prime plus 2.75%	10/28/2026	14.2	3.4	3.5	—%
Shree Om Lodging, LLC dba Royal Inn	Accommodation	Term Loan	Prime plus 2.75%	5/2/2030	333.3	64.8	67.5	0.03%
Pedzik's Pets, LLC	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	3/31/2030	53.5	9.2	9.6	—%
Nancy Carapelluci & A & M Seasonal Corner Inc.	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/1/2025	106.9	15.2	15.6	0.01%
Moonlight Multi Media Production, Inc.	Other Information Services	Term Loan	5.3%	2/1/2025	19.7	3.6	3.7	—%
McCallister Venture Group, LLC and Maw's Vittles, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/30/2029	75.0	11.9	12.4	0.01%
Computer Renaissance dba Dante IT Services, Inc.	Electronics and Appliance Stores	Term Loan	Prime plus 3.75%	3/1/2018	100.0	2.2	2.2	—%
Chong Hun Im dba Kim's Market	Food and Beverage Stores	Term Loan	Prime plus 2.5%	2/27/2024	80.0	9.9	10.1	—%
Whirlwind Car Wash, Inc.	Repair and Maintenance	Term Loan	Prime plus 2%	4/9/2029	333.3	65.7	65.3	0.03%
West Experience,Inc/West Mountain Equipment Rental,Inc/Ski West Lodge	Amusement, Gambling, and Recreation Industries	Term Loan	6%	6/5/2026	1,333.0	870.8	897.4	0.44%
Center-Mark Car Wash, Ltd	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/18/2024	221.3	29.3	30.0	0.01%
Shuttle Car Wash, Inc. dba Shuttle Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.25%	11/10/2028	109.8	17.7	17.8	0.01%
Min Hui Lin	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/30/2028	134.3	18.0	18.6	0.01%
Delta Partners, LLC dba Delta Carwash	Repair and Maintenance	Term Loan	Prime plus 2.5%	4/5/2029	280.9	43.7	44.7	0.02%
Oz B. Zamir dba Zamir Marble & Granite	Specialty Trade Contractors	Term Loan	Prime plus 2.5%	8/6/2028	54.0	8.5	8.7	—%
Auto Sales, Inc.	Motor Vehicle and Parts Dealers	Term Loan	6%	8/17/2023	75.0	8.3	8.5	—%
B & J Manufacturing Corporation and Benson Realty Trust	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2%	3/30/2021	250.0	20.7	20.6	0.01%
RAB Services, Inc. & Professional Floor Installations	Specialty Trade Contractors	Term Loan	Prime plus 2.5%	1/31/2023	62.5	7.5	7.6	—%
Taste of Inverness, Inc. dba China Garden	Food Services and Drinking Places	Term Loan	Prime plus 2%	6/29/2025	73.8	9.2	9.1	—%
Ralph Werner dba Werner Transmissions	Gasoline Stations	Term Loan	Prime plus 2.75%	12/29/2021	26.6	2.5	2.6	—%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
M. Krishna, Inc. dba Super 8 Motel	Accommodation	Term Loan	Prime plus 2%	3/20/2025	250.0	9.9	9.8	—%
Robin C. & Charles E. Taylor & Brigantine Aquatic Center LLC	Amusement, Gambling, and Recreation Industries	Term Loan	6%	9/14/2023	185.8	32.2	33.0	0.02%
OrthoQuest, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2%	3/12/2022	56.8	4.7	4.7	—%
CPN Motel, L.L.C. dba American Motor Lodge	Accommodation	Term Loan	Prime plus 2.25%	4/30/2024	379.0	32.4	32.6	0.02%
Track Side Collision & Tire, Inc.	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/16/2025	44.8	5.1	5.2	—%
Duttakrupa, LLC dba Birmingham Motor Court	Accommodation	Term Loan	Prime plus 2.25%	9/8/2023	98.8	12.9	13.0	0.01%
Deesha Corporation, Inc. dba Best Inn & Suites	Accommodation	Term Loan	Prime plus 2.25%	2/14/2025	250.0	28.7	28.9	0.01%
Maruti, Inc	Accommodation	Term Loan	Prime plus 2.25%	11/25/2024	220.0	26.7	26.8	0.01%
Willington Hills Equestrian Center LLC	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	10/19/2022	85.0	13.0	13.3	0.01%
LABH, Inc. t/a Ramada Ltd.	Accommodation	Term Loan	Prime plus 2.25%	9/27/2024	555.0	42.9	43.1	0.02%
Randall D. & Patricia D. Casaburi dba Pat's Pizzazz	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	3/13/2023	68.8	7.5	7.6	—%
Gain Laxmi, Inc. dba Super 8 Motel	Accommodation	Term Loan	Prime plus 2.25%	5/31/2023	202.5	21.3	21.4	0.01%
Naseeb Corporation	Accommodation	Term Loan	Prime plus 2.25%	3/31/2024	402.5	31.5	31.7	0.02%
Stillwell Ave Prep School	Social Assistance	Term Loan	Prime plus 2.75%	1/14/2023	72.0	6.8	6.9	—%
Karis, Inc.	Accommodation	Term Loan	Prime plus 2%	12/22/2023	148.8	14.2	14.2	0.01%
Five Corners, Ltd.	Gasoline Stations	Term Loan	Prime plus 2.75%	12/11/2019	85.0	5.4	5.5	—%
Alyssa Corp dba Knights Inn	Accommodation	Term Loan	Prime plus 2.25%	9/30/2023	350.0	43.2	43.4	0.02%
Bhailal Patel dba New Falls Motel	Accommodation	Term Loan	Prime plus 2.75%	3/27/2023	100.0	4.1	4.2	—%
Pegasus Automotive, Inc.	Gasoline Stations	Term Loan	Prime plus 2.75%	12/23/2022	112.5	11.7	11.9	0.01%
Delyannis Iron Works	Fabricated Metal Product Manufacturing	Term Loan	6%	12/8/2022	16.0	1.2	1.2	—%
P. Agrino, Inc. dba Andover Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/18/2021	150.0	10.4	10.6	0.01%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Golden Elevator Co., Inc.	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	1/31/2022	50.0	1.1	1.1	—%
RJS Service Corporation	Gasoline Stations	Term Loan	Prime plus 2.75%	8/20/2021	79.0	6.8	6.9	—%
Chez Rurene Bakery	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/20/2017	150.0	20.0	20.0	0.01%
Total Performing SBA Unguaranteed Investments					$203,715.6	$176,568.6	$173,297.4	84.77%

Non-Performing SBA Unguaranteed Investments (3)
*214 North Franklin, LLC and Winter Ventures, Inc.	Nonstore Retailers	Term Loan	6%	11/29/2037	133.4	133.5	62.0	0.03%
*A + Quality Home Health Care, Inc.	Ambulatory Health Care Services	Term Loan	6%	8/1/2016	1.3	1.3	1.3	—%
Almeria Marketing 1, Inc.	Personal and Laundry Services	Term Loan	7.75%	10/15/2015	4.5	4.5	4.2	—%
*AUM Estates, LLC and Sculpted Figures Plastic Surgery Inc.	Ambulatory Health Care Services	Term Loan	6%	3/14/2038	305.3	305.7	29.6	0.01%
*AWA Fabrication & Construction, L.L.C.	Fabricated Metal Product Manufacturing	Term Loan	6%	4/30/2025	34.7	34.8	21.3	0.01%
*B&B Fitness and Barbell, Inc. dba Elevations Health Club	Amusement, Gambling, and Recreation Industries	Term Loan	6%	6/22/2035	216.2	216.5	134.2	0.07%
*Baker Sales, Inc. d/b/a Baker Sales, Inc.	Nonstore Retailers	Term Loan	6%	3/29/2036	177.0	177.4	97.5	0.05%
*Barnum Printing & Publishing, Co.	Printing and Related Support Activities	Term Loan	6%	7/29/2015	2.6	2.6	—	—%
*BCD Enterprises, LLC dba Progressive Tool and Nutmeg Tool	Fabricated Metal Product Manufacturing	Term Loan	6%	6/22/2026	290.2	290.9	—	—%
Bwms Management, LLC	Food Services and Drinking Places	Term Loan	6%	7/7/2027	71.7	71.8	62.0	0.03%
*Al-Mustafa Enterprise, Inc. and Al-Mustafa Enterprise Inc	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/18/2040	133.7	133.8	122.9	0.06%
*Chickamauga Properties,Inc., MSW Enterprises, LLP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/22/2035	169.2	169.4	160.4	0.08%
*Chickamauga Properties, Inc., MSW Enterprises, LLP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/22/2035	66.6	66.7	51.1	0.02%
*Chickamauga Properties, Inc. and MSW Enterprises, LLP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/19/2022	43.4	43.5	—	—%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
*Custom Software, Inc. a Colorado Corporation dba M-33 Access	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/17/2021	288.5	289.2	278.9	0.14%
*Custom Software, Inc. a Colorado Corporation dba M-33 Access	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	4/30/2022	94.1	94.3	91.0	0.04%
*Danjam Enterprises, LLC dba Ariel Dental Care	Ambulatory Health Care Services	Term Loan	6%	3/31/2035	180.5	180.7	174.3	0.09%
*Danjam Enterprises, LLC dba Ariel Dental Care	Ambulatory Health Care Services	Term Loan	6%	3/29/2023	64.7	64.8	51.0	0.02%
*Danjam Enterprises, LLC dba Ariel Dental Care	Ambulatory Health Care Services	Term Loan	6%	3/30/2021	2.3	2.3	—	—%
DC Realty, LLC dba FOGO Data Centers	Professional, Scientific, and Technical Services	Term Loan	6%	3/23/2037	677.0	678.6	597.6	0.29%
DC Realty, LLC dba FOGO Data Centers	Professional, Scientific, and Technical Services	Term Loan	6.25%	3/23/2022	186.0	186.4	171.0	0.08%
*Dean 1021 LLC dba Pure Pita	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/29/2025	69.2	69.4	1.8	—%
*Dill Street Bar and Grill Inc and WO Entertainment, Inc	Food Services and Drinking Places	Term Loan	6%	9/27/2027	78.2	78.4	1.1	—%
Dixie Transport, Inc. & Johnny D. Brown & Jimmy Brown & Maudain Brown	Support Activities for Transportation	Term Loan	5.25%	12/28/2035	138.8	139.0	88.0	0.04%
*DocMagnet Inc	Professional, Scientific, and Technical Services	Term Loan	6%	1/23/2025	13.9	13.9	4.7	—%
*Dr. Francis E. Anders, DVM	Professional, Scientific, and Technical Services	Term Loan	6%	8/9/2015	1.6	1.6	1.5	—%
E.W. Ventures, Inc. dba Swift Cleaners & Laundry	Personal and Laundry Services	Term Loan	0%	4/18/2017	90.3	90.5	6.8	—%
*Elite Treats Enterprises, Inc. dba Rochelle Dairy Queen	Food Services and Drinking Places	Term Loan	6%	1/24/2032	49.0	49.0	7.2	—%
*Europlast Ltd	Plastics and Rubber Products Manufacturing	Term Loan	6%	9/26/2022	320.8	321.6	41.5	0.02%
*Europlast Ltd	Plastics and Rubber Products Manufacturing	Term Loan	6%	5/31/2023	155.2	155.6	114.5	0.06%
Event Mecca LLC	Other Information Services	Term Loan	6%	4/10/2023	12.7	12.7	9.0	—%
*EZ Towing, Inc.	Support Activities for Transportation	Term Loan	6%	1/31/2023	123.2	123.5	111.4	0.05%
*Gator Communications Group LLC dba Harvard Printing Group	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	8/31/2021	340.4	341.3	323.2	0.16%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
*Gator Communications Group LLC dba Harvard Printing Group	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/30/2022	316.5	317.3	300.5	0.15%
*Gator Communications Group LLC dba Harvard Printing Group	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	4/25/2022	157.4	157.8	26.7	0.01%
*Gator Communications Group, LLC dba Harvard Printing Group	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/27/2023	13.3	13.3	—	—%
Goetzke Chiropractic, Inc.	Ambulatory Health Care Services	Term Loan	6%	10/25/2017	2.8	2.8	2.6	—%
Gotta Dance Studio, Inc. dba Gotta Dance Studio Academy of Performing	Educational Services	Term Loan	6%	11/16/2016	3.7	3.7	3.6	—%
*Grand Manor Realty, Inc. & Kevin LaRoe	Real Estate	Term Loan	6%	2/20/2023	18.9	19.0	18.3	0.01%
Groundworks Unlimited LLC	Specialty Trade Contractors	Term Loan	6%	12/17/2023	79.3	79.4	72.7	0.04%
*Gurtej Singh and Ranjit Kaur dba Food Fair Market	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/18/2025	21.2	21.2	2.0	—%
Guzman Group,LLC	Rental and Leasing Services	Term Loan	6%	1/30/2016	192.9	193.4	191.9	0.09%
*Hamer Road Auto Salvage, LLC and Scott T. Cook and Nikki J. Cook	Motor Vehicle and Parts Dealers	Term Loan	6%	8/8/2039	185.7	186.2	182.8	0.09%
*Harrelson Materials Management,Inc	Waste Management and Remediation Services	Term Loan	6%	6/24/2021	464.5	465.7	37.3	0.02%
*Home Again Restaurant LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2040	58.7	58.8	54.7	0.03%
*Hybrid Racing LLC.	Transportation Equipment Manufacturing	Term Loan	6%	5/15/2023	73.4	73.6	5.5	—%
Integrity Sports Group, LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	6%	3/6/2018	8.6	8.6	7.8	—%
Island Nautical Enterprises, Inc. (OC) and Ingwall Holdings, LLC (EPC)	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	8/14/2038	305.5	306.2	244.2	0.12%
*J Olson Enterprises LLC and Olson Trucking Direct, Inc.	Truck Transportation	Term Loan	6%	6/28/2025	647.5	649.1	271.1	0.13%
*Jenny's Wunderland, Inc.	Social Assistance	Term Loan	6%	6/29/2036	149.7	150.1	75.5	0.04%
*Karykion, Corporation dba Karykion Corporation	Professional, Scientific, and Technical Services	Term Loan	6%	6/28/2022	144.4	144.8	134.6	0.07%
*Krishna of Orangeburg, Inc.	Accommodation	Term Loan	6%	2/20/2032	10.3	10.3	5.7	—%
*Las Torres Development LLC dba Houston Event Centers	Real Estate	Term Loan	6%	8/27/2028	51.0	51.0	6.3	—%
*Lucil Chhor dba Baja Fresh #159	Food Services and Drinking Places	Term Loan	6%	12/28/2022	30.0	30.0	—	—%
*Milliken and Milliken, Inc. dba Milliken Wholesale Distribution	Merchant Wholesalers, Durable Goods	Term Loan	6%	6/10/2036	152.8	152.9	118.8	0.06%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
*Mojo Brands Media, LLC	Broadcasting (except Internet)	Term Loan	6%	8/28/2023	725.6	727.5	396.4	0.19%
*Morris Glass and Construction	Specialty Trade Contractors	Term Loan	6%	3/7/2021	44.8	44.8	3.0	—%
*New Paltz Dental Care, PLLC dba Ariel Dental Care	Ambulatory Health Care Services	Term Loan	6%	6/19/2025	97.3	97.5	—	—%
*Opes Campitor Corporation dba Frux Documents	Professional, Scientific, and Technical Services	Term Loan	6%	5/20/2025	15.9	15.9	4.6	—%
*Our Two Daughters L.L.C. dba Washington's Restaurant	Food Services and Drinking Places	Term Loan	6%	6/18/2026	169.8	170.3	22.9	0.01%
*E & I Holdings, LP & PA Farm Products, LLC	Food Manufacturing	Term Loan	6%	4/30/2030	1,234.0	1,237.1	506.7	0.25%
*Parth Dev, Ltd dba Amerihost Inn Hotel-Kenton	Accommodation	Term Loan	5.25%	10/3/2028	38.3	38.3	12.4	0.01%
*Professional Systems, LLC and Professional Cleaning	Administrative and Support Services	Term Loan	6%	8/26/2024	132.0	132.1	10.4	0.01%
Pure Water Innovations, LLC	Ambulatory Health Care Services	Term Loan	6%	9/6/2016	0.1	0.1	0.1	—%
*Route 130 SCPI Holdings LLC (EPC) Route 130 SCPI Operations LLC (OC)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2039	535.1	536.4	360.5	0.18%
*Sheikh M Tariq dba Selbyville Foodrite	Gasoline Stations	Term Loan	6%	3/13/2023	21.2	21.2	0.1	—%
Shivsakti, LLC dba Knights Inn	Accommodation	Term Loan	Prime plus 2.75%	12/20/2032	69.7	69.9	62.2	0.03%
*Signs of Fortune, LLC dba FastSigns	Miscellaneous Manufacturing	Term Loan	Prime plus 2.5%	4/3/2023	227.2	227.8	—	—%
*STK Ventures Inc dba JP Dock Service & Supply	Specialty Trade Contractors	Term Loan	6%	5/9/2037	31.6	31.6	6.7	—%
Stokes Floor Covering Company Inc. and Robert E. Rainey, Jr.	Furniture and Home Furnishings Stores	Term Loan	6%	12/29/2035	106.8	106.9	93.9	0.05%
*Stormwise South Florida dba Stormwise Shutters	Specialty Trade Contractors	Term Loan	6%	11/7/2036	405.7	406.7	335.2	0.16%
*Stormwise South Florida dba Stormwise Shutters	Specialty Trade Contractors	Term Loan	6%	11/7/2036	200.2	200.7	—	—%
*Summit Treatment Services Inc	Social Assistance	Term Loan	6%	3/11/2025	21.8	21.8	—	—%
*Summit Treatment Services, Inc. dba Summit Treatment Services	Social Assistance	Term Loan	6%	11/30/2037	129.3	129.6	111.1	0.05%
*David M. Goens dba Superior Auto Paint & Body, Inc.	Repair and Maintenance	Term Loan	6%	8/26/2024	15.7	15.7	15.1	0.01%
*Tequila Beaches, LLC dba Fresco Restaurant	Food Services and Drinking Places	Term Loan	6%	9/16/2021	0.5	0.5	—	—%
The Lucky Coyote, LLC	Miscellaneous Manufacturing	Term Loan	6%	5/8/2017	8.2	8.3	8.2	—%
*Sunmar, Inc. dba Creative Cooking	Food Services and Drinking Places	Term Loan	6%	8/19/2035	47.1	47.2	44.7	0.02%
*Will Zac Management LLC dba Papa John's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/19/2024	42.4	42.5	39.6	0.02%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
*Winter Ventures Inc and 214 N Franklin LLC	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/29/2024	56.5	56.6	—	—%
*Winter Ventures Inc dba Qualitybargainbooks and Qualitybargainmall	Nonstore Retailers	Term Loan	6%	12/23/2024	149.1	149.3	—	—%
*Winter Ventures Inc dba Qualitybargainbooks and Qualitybargainmall	Nonstore Retailers	Term Loan	6%	4/3/2029	134.4	134.5	—	—%
Total Non-Performing SBA Unguaranteed Investments					$12,284.6	$12,311.2	$6,617.4	3.24%

Total SBA Unguaranteed Investments					$216,000.2	$188,879.8	$179,914.8	88.01%

Performing SBA Guaranteed Investments (4)
Jumbomarkets Inc.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/24/2026	200.0	150.0	167.0	0.08%
Edge Pest Control LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/27/2026	3,000.0	2,250.0	2,495.8	1.22%
E&P Holdings 1, LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	6/28/2026	500.0	375.0	417.7	0.20%
Castone Creations Inc.	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	6/29/2026	350.0	262.5	292.4	0.14%
O D S, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/29/2026	1,400.0	1,260.0	1,401.2	0.69%
Hartford Cardiology Group, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/30/2026	1,930.0	1,447.5	1,607.8	0.79%
Martin Inventory Management, LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/30/2026	423.0	317.3	353.3	0.17%
VMA Technologies LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/30/2026	150.0	127.5	142.8	0.07%
P.L.H. Pharmaco, Inc. dba Farmacia San Jose	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	6/30/2026	700.0	525.0	584.7	0.29%
La Nopalera Mexicano 2, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/29/2026	375.2	281.4	313.3	0.15%
Doxa Deo Inc. Luv 2 Play	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2026	228.0	171.0	190.5	0.09%
PennyLion LLC dba Creamistry	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/25/2026	225.0	168.8	187.9	0.09%
AVF Construction	Construction of Buildings	Term Loan	Prime plus 2.75%	5/27/2041	354.0	265.5	300.0	0.15%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Refoleen Inc. dba Spice & Tea Exchange	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/10/2026	185.0	138.8	154.5	0.08%
Shooting Sports Academy LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/23/2041	415.0	311.3	351.0	0.17%
Nevey's LLC dba Stark Food III	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/30/2041	638.5	478.9	540.6	0.26%
Desert Tacos	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2026	147.2	110.4	122.9	0.06%
Total SBA Guaranteed Performing Investments					$11,220.9	$8,640.9	$9,623.4	4.71%

Total SBA Unguaranteed and Guaranteed Investments					$227,221.1	$197,520.7	$189,538.2	92.72%

Controlled Investments (5)
Advanced Cyber Security Systems, LLC (6), (15)	Data processing, hosting and related services.	50% Membership Interest	—%	—	—	—	—	—%
		Term Loan	3%	December 2014	1,120.0	381.0	—	—%
*Automated Merchant Services, Inc. (7), (15)	Data processing, hosting and related services.	100% Common Stock	—%	—	—	—	—	—%
CDS Business Services, Inc. (8)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Common Stock	—%	—	—	4,428.0	700.0	0.34%
		Line of Credit	Prime plus 2.5%	August 2018	1,870.0	1,870.0	1,870.0
CrystalTech Web Hosting, Inc. (11)	Data processing, hosting and related services.	100% Common Stock	—%	—	—	8,764.0	21,413.9	10.48%
Exponential Business Development Co. Inc. (15)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Common Stock	—%	—	—	—	—	—%
*Fortress Data Management, LLC (15)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	—	—	—%
Newtek Insurance Agency, LLC (12), (15)	Insurance Carriers and Related Activities	100% Membership Interest	—%	—	—	—	2,500.0	1.22%
PMTWorks Payroll, LLC (9)	Data processing, hosting and related services.	90% Membership Interest	—%	—	—	700.1	1,020.0	0.50%
		Term Loan	10%-12%	Various maturities through May 2018	1,685.0	1,685.0	1,185.0	0.58%

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2016 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Secure CyberGateway Services, LLC (10), (15)	Data processing, hosting and related services.	66.7% Membership Interest	—%	—	—	—	—	—%
		Term Loan	7%	December 2016	2,400.0	600.0	598.0	0.29%
Small Business Lending, LLC (12), (15)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	—	4,500.0	2.20%
*Summit Systems and Designs, LLC (13), (15)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	—	—	—%
ADR Partners, LLC dba banc-serv Partners, LLC (14)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	5,400.0	5,400.0	2.64%
Premier Payments LLC (11)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	16,503.0	19,750.0	9.66%
Universal Processing Services of Wisconsin, LLC (11) (15)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	—	56,148.0	27.47%
Total Controlled Investments					$7,075.0	$40,331.1	$115,084.9	56.30%

Non-control/Non-affiliate Investments
Titanium Asset Management LLC	Administrative and Support Services	Term Loan	3%	July 2017	$2,200.0	$1,213.0	$1,146.0	0.56%
		Warrants	—%	—	—	—	—	—%
					$2,200.0	$1,213.0	$1,146.0	0.56%

Investments in Money Market Funds					$—	$35.0	$35.0	0.02%

Total Investments					$236,496.1	$239,099.8	$305,804.1	149.59%
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
(2) Prime Rate is equal to 3.50% as of June 30, 2016.

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
(5) Controlled Investments are disclosed above as equity investments (except as otherwise noted) in those companies that are “Controlled Investments” of the Company as defined in the Investment Company Act of 1940. A company is deemed to be a “Controlled Investment” of Newtek Business Services Corp. if Newtek Business Services Corp. or its subsidiaries owns more than 25% of the voting securities of such company. See Note 4 in the accompanying notes to the consolidated financial statements for transactions during the three months ended June 30, 2016 with affiliates the Company is deemed to control.
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
(14) 100% owned by Banc-Serv Acquisition, Inc. (a subsidiary of Newtek Business Services Corp.).
(15) Zero cost basis is reflected as the portfolio company was organized by the Company and incurred internal legal costs to organize the entity and immaterial external filing fees which were expensed when incurred.
(16) All of the Company's investments are in entities which are organized under the Laws of the United States and have a principal place of business in the United States.
(17) Under the Investment Company Act of 1940, as amended, the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. At June 30, 2016, 5.4% of total assets are non-qualifying assets.

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

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION:

Newtek Business Services Corp. (the “Company” or “Newtek” ) is a Maryland corporation which was formed in August 2013 and is an internally managed, closed end, non-diversified investment company. The Company's investment strategy is to maximize the investment portfolio's return by generating current income from the debt investments the Company makes and generate dividend income from equity investments in controlled portfolio companies.

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
The following wholly-owned subsidiaries are consolidated in the financial statements of the Company:

•	Newtek Small Business Finance, LLC

•	Newtek Asset Backed Securities, LLC

•	The Whitestone Group, LLC

•	Wilshire Colorado Partners, LLC

•	Wilshire DC Partners, LLC

•	Wilshire Holdings I, Inc.

•	Wilshire Louisiana Bidco, LLC

•	Wilshire Louisiana Partners II, LLC

•	Wilshire Louisiana Partners III, LLC

•	Wilshire Louisiana Partners IV, LLC

•	Wilshire New York Advisers II, LLC

•	Wilshire New York Partners III, LLC

•	Wilshire New York Partners IV, LLC

•	Wilshire New York Partners V, LLC

•	Wilshire Partners, LLC

•	CCC Real Estate Holdings, LLC

•	Banc-Serv Acquisition, Inc.

•	Newtek Business Services Holdco 1, Inc.

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
Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expense during the reporting period. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are complete. Actual results could differ from those estimates.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Invested cash is held almost exclusively at financial institutions of high credit quality. The Company invests cash not held in interest free checking accounts or bank money market accounts mainly in U.S. Treasury only money market instruments or funds and other investment-grade securities. As of June 30, 2016, cash deposits in excess of insured amounts totaled approximately $12,303,000.
Restricted Cash

Restricted cash includes cash collateral relating to a letter of credit, monies due on Small Business Administration (“SBA”) loan-related remittances to third parties, cash reserves established as part of a voluntary agreement with the SBA, and cash reserves associated with securitization transactions.

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

The Company intends to elect to be treated as a RIC beginning with the 2015 tax year under the Code and intends to operate in a manner so as to qualify for the tax treatment applicable to RICs. The RIC tax return will include Newtek Business Services Corp. and Newtek Small Business Finance, LLC (“NSBF”), a single member LLC disregarded for tax purposes. None of the Company’s other subsidiaries are included in the RIC return. The Company will evaluate and record any deferred tax assets and liabilities of the subsidiaries that are not part of the RIC. In order to qualify for RIC tax treatment, among other things, the

Company will be required to meet certain source of income and asset diversification requirements and timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each tax year. The Company intends to make the requisite distributions to its stockholders, which will generally relieve the Company from U.S. federal income taxes with respect to all income distributed to its stockholders as dividends.
Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions, and would distribute such taxable income in the next tax year. The Company would then pay a 4% excise tax on such income, as required. To the extent that the Company determines that it’s estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the six months ended June 30, 2016 and 2015, no U.S. federal excise taxes were due.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the net unrealized appreciation generated by the controlled investments held by the Taxable Subsidiaries. Such deferred tax liabilities amounted to $3,298,000 and $857,000 at June 30, 2016 and December 31, 2015, respectively, and are recorded as a deferred tax liability on the condensed consolidated statements of assets and liabilities. The change in deferred tax liabilities is included as a component of net unrealized appreciation (depreciation) on investments in the condensed consolidated statements of operations.

Share Repurchase Plan

The Company had a share repurchase program (the “Program”) which allowed the Company to repurchase up to 150,000 of the Company’s outstanding common shares on the open market. The shares were purchased at prevailing market prices through open market transactions. The Program terminated on June 3, 2016. During the six months ended June 30, 2016, the Company repurchased and retired 70,000 common shares in open market transactions for approximately $866,000 as detailed in the table below:

Purchase date	Number of Shares Purchased	Price per Share	Total
March 10, 2016	10	$12.34	$123
March 18, 2016	20	12.45	249
March 18, 2016	30	12.48	375
March 23, 2016	10	11.88	119
Total	70		$866

On May 11, 2016, the Board approved a new share repurchase program (the “New Program”), which allows the Company to repurchase up to 150,000 shares of Company's outstanding common shares on the open market. The shares may be purchased from time to time at prevailing market prices through open market transactions, including block transactions. The Company expects the termination date of the New Program to be November 11, 2016, but it may be extended at the Board's discretion. The Company has not repurchased any common shares under the New Program during the six months ended June 30, 2016.

In addition, the Company, may from time to time purchase shares of its debt securities on the Nasdaq Global Market. The Company did not make any repurchases of its debt securities during the six months ended June 30, 2016.

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

Recently Adopted Accounting Standards

In April 2015, the FASB issued ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs.” This update requires that debt issuance costs be presented in the balance sheet as a direct deduction from the debt liability. The Company adopted this standard with respect to its Notes payable - Securitization Trusts, Notes due 2022 and Notes due 2021.

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
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation.
NOTE 3—INVESTMENTS:

Investments, all of which are in portfolio companies in the United States, consisted of the following at:

	June 30, 2016		December 31, 2015
	Cost	Fair Value	Cost	Fair Value
Money market funds	$35	$35	$35	$35
Non-affiliate debt investments	198,733	190,684	170,668	162,463
Controlled investments
Equity	35,795	111,432	30,395	100,310
Debt	4,536	3,653	5,386	4,066
Total investments	$239,099	$305,804	$206,484	$266,874

In June 2016, the Company invested $5,400,000 in exchange for 100% of the membership interests in ADR Partners, LLC d/b/a banc-serv Partners, LLC (“banc-serv”), a new wholly owned and controlled portfolio company.  Banc-serv provides over 350 lending institutions with outsourced solutions for the entire SBA lending process, including credit analysis, structuring and eligibility, packaging, closing compliance and servicing.
The following table shows the Company's portfolio investments by industry at June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
	Cost	Fair Value	Cost	Fair Value
Data Processing, Hosting and Related Services	$28,655	$100,134	$28,506	$92,600
Food Services and Drinking Establishments	16,438	15,639	15,241	14,453
Amusement, Gambling, and Recreation Industries	16,217	16,446	14,372	14,632
Securities, Commodity Contracts, and Other Financial Investments and Related Activities	12,127	12,882	8,057	10,031
Plastics and Rubber Products Manufacturing	2,788	2,494	2,857	2,687
Accommodation	7,721	7,845	6,940	6,974
Repair and Maintenance	10,908	10,907	9,440	9,337
Clothing and Clothing Accessories Stores	4,242	4,124	2,357	2,125
Ambulatory Health Care Services	14,193	13,303	8,858	8,214
Truck Transportation	6,433	6,018	6,142	5,699
Specialty Trade Contractors	8,791	8,074	8,492	7,718
Fabricated Metal Product Manufacturing	4,651	4,346	3,943	3,577
Professional, Scientific, and Technical Services	8,471	8,000	7,378	6,856
Food Manufacturing	5,286	4,570	5,386	4,630
Motor Vehicle and Parts Dealers	4,324	4,316	4,289	4,249
Merchant Wholesalers, Durable Goods	6,416	6,142	6,726	6,299
Gasoline Stations	4,004	4,053	4,040	4,008
Insurance Carriers and Related Activities	1,312	3,794	1,288	3,769
Social Assistance	4,975	4,878	3,955	3,845
Nonstore Retailers	2,603	2,041	2,328	2,002
Personal and Laundry Services	3,862	3,686	3,231	3,064
Apparel Manufacturing	253	211	536	467
Merchant Wholesalers, Nondurable Goods	2,639	2,627	3,015	2,981
Administrative and Support Services	7,221	7,058	4,797	4,566
Other	54,535	52,181	44,275	42,056
Total	$239,065	$305,769	$206,449	$266,839

NOTE 4—TRANSACTIONS WITH AFFILIATED COMPANIES AND RELATED PARTY TRANSACTIONS:

Transactions with Affiliated Companies

An affiliated company is an entity in which the Company has an ownership of 5% or more of its voting securities. A controlled affiliate is an entity in which the Company owns more than 25% of its voting securities. Transactions related to our investments with controlled companies for the six months ended June 30, 2016 were as follows:

Portfolio Company	Fair Value at December 31, 2015	Purchases (cost)	Principal received (cost)	Net realized gains/(losses)	Net unrealized gains/(losses)	Fair Value at June 30, 2016	Interest and other income	Dividend income
Controlled Investments
Small Business Lending, LLC	$5,500	$—	$—	$—	$(1,000)	$4,500	$—	$400
PMTWorks Payroll, LLC	1,020	1,185	—	—	—	2,205	63	—
Universal Processing Services of Wisconsin, LLC	52,448	—	—		3,700	56,148	—	2,800
CrystalTech Web Hosting, Inc.	21,414	—	—	—	—	21,414	—	660
CDS Business Services, Inc.	3,795	—	(1,000)	—	(225)	2,570	63	—
Exponential Business Development Co., Inc.	—	—	—	—	—	—	—	—
Premier Payments LLC	16,503	—	—	—	3,247	19,750	—	900
Newtek Insurance Agency, LLC	2,500	—	—	—	—	2,500	—	—
banc-serv Partners, LLC	—	5,400	—	—	—	5,400	—	—
Advanced Cyber Security Systems, LLC	—	—	—	—	—	—	—	—
Secure CyberGateway Services, LLC	1,196	—	(600)		2	598	33	26
Total Controlled Investments	$104,376	$6,585	$(1,600)	$—	$5,724	$115,085	$159	$4,786

Related Party Transactions

The Company incurs expenses from certain controlled portfolio companies including managed technology services expenses from CrystalTech Web Hosting, Inc. (“NTS”), loan processing and closing expenses from various related parties and payroll processing fees from PMTWorks Payroll, LLC (“PMT”).

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Managed technology services	$239	$144	$450	$289
Loan processing and closing	6	62	15	186
Payroll processing	12	6	17	11

Beginning in April 2016, the Company began sub-leasing portions of its office space in Lake Success, New York to certain portfolio companies. Amounts charged for the six months ended June 30, 2016 were as follows:

Portfolio Company	Amount
Small Business Lending, LLC	$42
CDS Business Services, Inc.	34
PMTWorks Payroll, LLC	10
Universal Processing Services of Wisconsin, LLC	10
Newtek Insurance Agency, LLC	8
Premier Payments LLC	21
Total	$125

Amounts due from related parties and due to related parties were $2,998,000 and $855,000, respectively at June 30, 2016.

Managerial Assistance Fees from Controlled Investments

The Company provides managerial assistance to certain controlled portfolio companies. Amounts are charged based on estimates of time and effort spent by certain employees providing managerial services for certain controlled portfolio companies. Fees are recorded on a quarterly basis and are recurring in nature. The table below summarizes amounts charged to each controlled affiliate for the three and six months ended June 30, 2016 and 2015. The amounts are recorded as a reduction of salaries and benefits in the condensed consolidated statements of operations.

Portfolio Company	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Universal Processing Services of Wisconsin, LLC	$128	$175	$235	$357
CrystalTech Web Hosting, Inc.	180	131	358	248
PMTWorks Payroll, LLC	28	48	53	98
Newtek Insurance Agency, LLC	70	56	135	119
Summit Systems and Designs, LLC	—	—	11	—
Secure CyberGateway Services, LLC	—	14	—	14
Premier Payments LLC	45	—	86	—
Small Business Lending, LLC	89	51	319	104
Total	$540	$475	$1,197	$940

NOTE 5—SERVICING ASSETS:
At June 30, 2016 and December 31, 2015, servicing assets are measured at fair value. The Company earns servicing fees from the SBA 7(a) loans it originates.
The following table summarizes the fair value and valuation assumptions related to servicing assets at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Fair Value	$14,489	$13,042
Discount factor (1)	12.03%	12.03%
Cumulative prepayment rate	15.50%	15.50%
Average cumulative default rate	20.00%	20.00%
(1) Determined based on risk spreads and observable secondary market transactions.
Servicing fee income earned for the three months ended June 30, 2016 and 2015 was $1,659,000 and $1,068,000, respectively. Servicing fee income earned for the six months ended June 30, 2016 and 2015 was $3,030,000 and $2,111,000, respectively.
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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the six months ended June 30, 2016 or 2015. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

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

The following tables present fair value measurements of the Company’s assets and liabilities measured at fair value and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values as of June 30, 2016 and December 31, 2015:

	Fair Value Measurements at June 30, 2016 Using:
	Total	Level 1	Level 2	Level 3
Assets:
Investments in money markets funds	$35	$35	$—	$—
Credits in lieu of cash	432	—	432	—
SBA unguaranteed non-affiliate investments	179,915	—	—	179,915
SBA guaranteed non-affiliate investments	9,623	—	9,623	—
Controlled investments	115,085	—	—	115,085
Other real estate owned (1)	851	—	851	—
Non-control/non-affiliate investments	1,146	—	—	1,146
Servicing assets	14,489	—	—	14,489
Total assets	$321,576	$35	$10,906	$310,635
Liabilities:
Notes payable in credits in lieu of cash	$432	$—	$432	$—

(1) Included in Other Assets on the unaudited Condensed Consolidated Statements of Assets and Liabilities

The change in unrealized appreciation (depreciation) included in the condensed consolidated statement of operations attributable to Level 3 investments still held at June 30, 2016 includes $549,000 in unrealized depreciation on SBA unguaranteed non-affiliate investments, $5,724,000 in unrealized appreciation on controlled investments, $43,000 in unrealized depreciation on non-control/non-affiliate investments and $841,000 in unrealized depreciation on servicing assets.

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

(1) Included in Other Assets on the Condensed Consolidated Statements of Assets and Liabilities

The following table represents the changes in investments and servicing assets measured at fair value using Level 3 inputs for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30, 2016
	SBA Unguaranteed Investments	Controlled Investments	Non-Control/Non-Affiliate Investments	Servicing Assets
Fair value, beginning of period	$158,355	$104,376	$1,824	$13,042
Net change in unrealized appreciation (depreciation)	(549)	5,724	(43)	(841)
Realized loss	14	—	—	—
SBA unguaranteed non-affiliate investments, originated	31,351	—	—	—
Foreclosed real estate acquired	(124)	—	—	—
Funding of investments	—	6,150	—	—
Transfer from due from related parties	—	435	—	—
Principal payments received on debt investments	(9,132)	(1,600)	(635)	—
Additions to servicing assets	—	—	—	2,288
Fair value, end of period	$179,915	$115,085	$1,146	$14,489

	Six Months Ended June 30, 2015
	SBA Unguaranteed Investments	Controlled Investments	Servicing Assets
Fair value, beginning of period	$121,477	$77,499	$9,483
Net change in unrealized appreciation (depreciation)	(1,136)	9,519	(612)
Realized loss	(400)	—	—
SBA unguaranteed non-affiliate investments, originated	24,441	—	—
Foreclosed real estate acquired	(713)	—	—
Funding of investments	—	200	—
Purchase of loan from SBA	703	—	—
Principal payments received on debt investments	(7,448)	(600)	—
Additions to servicing assets	—	—	2,404
Fair value, end of period	$136,924	$86,618	$11,275

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements as of June 30, 2016 and December 31, 2015. In addition to the techniques and inputs noted in the table below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements at June 30, 2016 and December 31, 2015.

					Range
	Fair Value as of June 30, 2016	Valuation Techniques	Unobservable Input	Weighted Average	Minimum	Maximum
Assets:
SBA unguaranteed non-affiliate investments - performing loans	$173,298	Discounted cash flow	Market yields	5.20%	5.20%	5.20%
SBA unguaranteed non-affiliate investments - non-performing loans	$6,617	Discounted cash flow	Market yields	7.32%	7.32%	7.32%
Controlled equity investments (A)(B)	$111,432	Market comparable companies	EBITDA multiples	6.10x	3.00x	7.00x
		Market comparable companies	Revenue multiples	1.10x	0.50x	3.00x
		Discounted cash flow	Weighted average cost of capital	12.70%	10.60%	14.80%
Controlled debt investments	$3,653	Discounted cash flow	Market yields	7.37%	5.75%	10.00%
Non-control/non-affiliate debt investments	$1,146	Liquidation value	Asset value	N/A	N/A	N/A
Servicing assets	$14,489	Discounted cash flow	Market yields	12.03%	12.03%	12.03%

(A) In determining the fair value of the Company's controlled equity investments as of June 30, 2016, the proportion of the market comparable companies valuation technique and the discounted cash flow valuation technique were 45.5% and 54.5%, respectively, on a weighted average basis.

(B) The Company valued $99,812,000 of investments using an equal weighting of EBITDA and revenue multiples and $1,020,000 of investments using only revenue multiples in the overall valuation approach which included the use of market comparable companies. The Company valued $10,600,000 of investments using only discounted cash flows.

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

(B) The Company valued $92,865,000 of investments using an equal weighting of EBITDA and revenue multiples and $1,020,000 of investments using only revenue multiples in the overall valuation approach which included the use of market comparable companies. The Company valued $6,425,000 of investments using only discounted cash flows.

NOTE 7—BORROWINGS:
Notes Due 2021

In April 2016, the Company and U.S. Bank, N.A. (the “Trustee”), entered into the Second Supplemental Indenture (the “Second Supplemental Indenture”) to the Base Indenture between the Company and the Trustee, relating to the Company’s issuance, offer and sale of $35,000,000 aggregate principal amount of 7.0% Notes due 2021 (the “2021 Notes”). The Company granted an overallotment option of up to $5,250,000 in aggregate principal amount of the 2021 Notes. The sale of the Notes generated proceeds of approximately $33,750,000, net of underwriter's fees and expenses. In May 2016, the underwriters exercised their option to purchase $5,250,000 in aggregate principal amount of notes for an additional $5,066,000 in net proceeds.

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

At June 30, 2016 and December 31, 2015, the Company had borrowings comprised of the following:

	June 30, 2016			December 31, 2015
	Commitments	Borrowings Outstanding	Weighted Average Interest Rate	Commitments	Borrowings Outstanding	Weighted Average Interest Rate
Capital One line of credit - guaranteed (1)	$50,000	$17,200	4.50%	$50,000	$29,100	4.25%
Capital One line of credit - unguaranteed (1)	—	7,850	5.38%	—	—	—%
Notes due 2021	40,250	38,592	7.00%	—	—	—%
Notes due 2022	8,324	7,811	7.50%	8,324	7,770	7.50%
Note payable - related parties	38,000	4,800	7.50%	38,000	5,647	7.50%
Notes payable - Securitization Trusts	81,560	79,320	3.53%	91,745	89,244	3.29%
Total	$218,134	$155,573	4.92%	$188,069	$131,761	3.93%

(1) Total combined commitments of the guaranteed and unguaranteed lines of credit are $50,000,000 at June 30, 2016 and December 31, 2015.

Outstanding borrowings under the Notes due 2022, Notes due 2021 and Notes payable - Securitization Trusts consisted of the following:

	June 30, 2016			December 31, 2015
	Notes Due 2022	Notes Due 2021	Notes Payable- Securitization Trusts	Notes Due 2022	Notes Payable- Securitization Trusts
Principal	$8,324	$40,250	$81,560	$8,324	$91,745
Unamortized debt issuance costs	(513)	(1,658)	(2,240)	(554)	(2,501)
Net carrying amount	$7,811	$38,592	$79,320	$7,770	$89,244

At June 30, 2016 and December 31, 2015, the carrying amount of the Company's borrowings under the Capital One lines of credit, Notes payable - related parties and Notes payable - Securitization Trusts, approximates fair value due to their variable interest rates.

The fair value of the fixed rate Notes due 2022 and Notes due 2021 is based on the closing public share price on the date of measurement. On June 30, 2016, the closing price of the Notes due 2022 was $25.61 per note, or $8,527,000. On June 30, 2016, the closing price of the Notes due 2021 was $25.54 per note, or $41,119,000. These borrowings are not recorded at fair value on a recurring basis.
Total interest expense for the three months ended June 30, 2016 and 2015 on all Company borrowings was $1,975,000 and $1,728,000, respectively. Total interest expense for the six months ended June 30, 2016 and 2015 on all Company borrowings was $3,463,000 and $3,084,000, respectively.
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
Guarantees
The Company is a guarantor on a bank line of credit held at CDS Business Services, Inc. (“NBC”), a controlled portfolio company. Maximum borrowings under the line of credit are $10,000,000 with a maturity date of February 2017. At June 30,

2016, total principal owed by NBC was $5,209,000. In addition, the Company deposited $750,000 to collateralize the guarantee. On August 27, 2015, NBC entered into Amendment No. 2 (the “Amendment”) to the Loan and Security Agreement, dated February 28, 2011 (as amended through August 27, 2015, including the Amendment, the “Agreement”), by and between Sterling National Bank (“Sterling”) and NBC. The Amendment permits NBC to use a portion of the warehouse line of credit provided by Sterling under the Agreement to fund inventory financing arrangements NBC may provide to its clients. The Amendment also removed certain restrictions placed upon the Company in connection with its guaranty of the credit facility provided under the Agreement. At June 30, 2016, the Company determined that it is not probable that payments would be required to be made under the guarantee.

NBC also entered into an additional Loan and Security Agreement with Sterling on August 27, 2015 (the “504 Loan Agreement”), pursuant to which Sterling and any future participant lenders agreed to provide NBC another line of credit to fund SBA 504 loans extended by NBC (the “504 Facility”). Maximum borrowings under the 504 Facility are $35,000,000, depending upon syndication. At June 30, 2016, total principal owed by NBC was $1,208,000. The 504 Loan Agreement specifies certain events of default, pursuant to which all outstanding amounts under the 504 Facility could become immediately due and payable. In addition, the Company has guaranteed NBC’s obligations under the 504 Loan Agreement, pursuant to a Guaranty dated as of August 27, 2015. At June 30, 2016, the Company determined that it is not probable that payments would be required to be made under the guarantee.

On June 23, 2015, Universal Processing Services of Wisconsin, LLC (“UPSW”) and NTS (together, the “Borrowers”), each a controlled portfolio company of the Company, entered into a Credit and Guaranty Agreement (the “Agreement”), dated June 23, 2015, with Goldman Sachs Bank USA (“GS Bank”), as Administrative Agent, Collateral Agent and Lead Arranger, pursuant to which GS Bank agreed to extend the Borrowers a term loan facility up to an aggregate principal amount of $38,000,000 (the “Facility” and each term loan made thereunder, a “Term Loan”). On September 18, 2015, the Agreement was amended to add Premier Payments LLC (“Premier”) as a borrower. The Company, Newtek Business Services Holdco 1, Inc., a wholly owned subsidiary of the Company (“Intermediate Holdings”), and certain subsidiaries of Intermediate Holdings party to the Agreement from time to time, have agreed to guarantee the repayment of the Facility and are parties to the Agreement as “Guarantors” thereunder. At June 30, 2016, $22,000,000 was outstanding under this Facility. At June 30, 2016, the Company determined that it is not probable that payments would be required to be made under the guarantee.

NOTE 9—FINANCIAL HIGHLIGHTS:

The financial highlights for the Company are as follows:

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Per share data (1)
Net asset value at beginning of period	$14.06	$16.31
Dividends from capital gains	(0.70)	(0.86)
Net investment loss	(0.38)	(0.47)
Net realized gain on investments	0.95	1.47
Net unrealized appreciation on investments	0.41	0.52
Net unrealized depreciation on servicing assets	(0.06)	(0.06)
Change in provision for deferred taxes	(0.17)	—
Reversal of deferred tax asset	—	(0.29)
Net asset value at end of period	$14.11	$16.62

Per share market value at end of period	$12.72	$17.72
Total return based on market value (3)	(3.49)%	25.88%
Total return based on average net asset value (2)	10.67%	3.75%
Shares outstanding at end of period (in thousands)	14,484	10,206

Ratios/Supplemental Data:
Ratio of expenses to average net assets (2)	19.08%	18.01%
Ratio of net investment loss to average net assets	(2.67)%	(2.84)%
Net assets at end of period	$204,428	$169,624
Average debt outstanding	$143,667	$120,148
Average debt outstanding per share	$9.92	$11.77
Asset coverage ratio	231%	248%
Portfolio turnover	52.65%	61.09%

(1) Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2) Annualized.
(3) Assumes dividends are reinvested.
NOTE 10—EARNINGS PER SHARE:

The following table summarizes the calculations for the net increase in net assets per common share for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Net increase in net assets	$5,372	$4,876	$10,976	$14,879
Weighted average shares outstanding (in thousands)	14,481	10,206	14,495	10,206
Net increase in net assets per common share	$0.37	$0.48	$0.76	$1.46

NOTE 11—DIVIDENDS AND DISTRIBUTIONS:

The Company's dividends and distributions are recorded on the declaration date. The following table summarizes the Company's dividend declarations and distributions during the six months ended June 30, 2016 and 2015.

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
June 30, 2016
February 25, 2016	March 22, 2016	March 31, 2016	$0.35	$4,708	29	$362
June 9, 2016	June 20, 2016	June 30, 2016	$0.35	$4,985	7	$83
June 30, 2015
March 19, 2015	March 30, 2015	April 13, 2015	$0.39	$3,985	—	$—
June 15, 2015	June 29, 2015	July 15, 2015	$0.47	$4,715	5	$87
NOTE 12—SUPPLEMENTAL FINANCIAL DATA:
Summarized Financial Information of Our Unconsolidated Subsidiaries

The Company holds a controlling interest, as defined by the 1940 Act, as amended, in portfolio companies that are not consolidated in the Company's condensed consolidated financial statements. Below is a brief description of a portfolio company that is required to have supplemental disclosure incorporated in our financial statements in accordance with Regulation S-X section 4-08(g), along with summarized financial information as of June 30, 2016 and 2015.

Universal Processing Services of Wisconsin, LLC

UPSW markets credit and debit card processing services, check approval services and ancillary processing equipment and software to merchants who accept credit cards, debit cards, checks and other non-cash forms of payment. The Company generated $1,500,000 and $2,800,000 in dividend income from UPSW and recorded $900,000 and $3,700,000 in unrealized appreciation for the three and six months ended June 30, 2016 and 2015, respectively.

The summarized financial information of our unconsolidated subsidiary is as follows:

Balance Sheets - Universal Processing Services of Wisconsin, LLC	As of June 30, 2016	As of December 31, 2015
Current assets	$8,648	$6,126
Noncurrent assets	6,800	11,288
Total assets	$15,448	$17,414
Current liabilities	3,257	3,911
Noncurrent liabilities	16,999	16,999
Total liabilities	$20,256	$20,910
Total deficit	$(4,808)	$(3,496)

Statements of Income - Universal Processing Services of Wisconsin, LLC	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Revenue	$26,012	$25,268	$50,482	$48,355
Expenses	24,001	23,370	46,857	45,041
Income from operations	$2,011	$1,898	$3,625	$3,314
Interest (expense) income, net	(363)	25	(664)	27
Net income	$1,648	$1,923	$2,961	$3,341

NOTE 13—SUBSEQUENT EVENTS:

Stock Plan

On July 27, 2016, the Company's shareholders approved an amendment to the Company’s 2014 Equity Incentive Plan to allow the Company to issue restricted stock as part of the compensation package to certain employees, officers, and directors (including non-interested directors). On August 2, 2016, the Board granted 100,050 shares of restricted stock to certain employees and officers. The shares of restricted stock, including dividends paid in common stock, vests on August 15, 2017.

Newtek Business Services Corp. and Subsidiaries
Schedule of Investments In and Advances to Affiliates
Six Months Ended June 30, 2016

Portfolio Company/Type of Investment (1)	Amount of Interest, Fees or Dividends Credited in Income	Fair Value at December 31, 2015	Gross Additions (2)	Gross Reductions (3)	Fair Value at June 30, 2016
Control Investments

Advanced Cyber Security Systems, LLC
50% Membership Interest	$—	$—	$—	$—	$—
Term Loan	—	—	—	—	—

Automated Merchant Services, Inc.
100% Common Stock	—	—	—	—	—

CDS Business Services, Inc.
100% Common Stock	—	925	—	(225)	700
Line of Credit	63	2,870		(1,000)	1,870

CrystalTech Web Hosting, Inc.
100% Common Stock	660	21,414	—	—	21,414

Exponential Business Development Co. Inc.
100% Common Stock	—	—	—	—	—

Fortress Data Management, LLC
100% Membership Interest	—	—	—	—	—

Newtek Insurance Agency, LLC
100% Membership Interest	—	2,500	—	—	2,500

PMTWorks Payroll, LLC
90% Membership Interest	—	1,020	—	—	1,020
Term Loans	63	—	1,185	—	1,185

Secure CyberGateway Services, LLC
66.7% Membership Interest	26	—	—	—	—
Term Loan	33	1,196	2	(600)	598

Premier Payments LLC
100% Membership Interest	900	16,503	3,247	—	19,750

Small Business Lending, LLC
100% Membership Interest	400	5,500	—	(1,000)	4,500

banc-serv Partners, LLC
100% Membership Interest	—	—	5,400	—	5,400

Portfolio Company/Type of Investment (1)	Amount of Interest, Fees or Dividends Credited in Income	Fair Value at December 31, 2015	Gross Additions (2)	Gross Reductions (3)	Fair Value at June 30, 2016

Summit Systems and Designs, LLC
100% Membership Interest	—	—	—	—	—

Universal Processing Services of Wisconsin, LLC
100% Membership Interest	2,800	52,448	3,700	—	56,148

Total Control Investments	$4,945	$104,376	$13,534	$(2,825)	$115,085

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
Overview

We are a leading national non-bank lender and own and control certain portfolio companies (our “controlled portfolio companies,” as defined below) that provide a wide range of business and financial products to small- and medium-sized businesses (“SMBs”). In particular, we and our controlled portfolio companies provide comprehensive lending, payment processing, managed technology, personal and commercial insurance, and payroll and benefits solutions to over 100,000 SMB accounts, across all industries. We have an established and reliable platform that is not limited by client size, industry type, or location. As a result, we have a strong and diversified client base across every state in the U.S and across a variety of different industries. In addition, we have developed a financial and technology based business model that enables us and our controlled portfolio companies to acquire and process our SMB clients in a very cost effective manner. This capability is supported in large part by NewTracker®, our patented prospect management technology software, which is similar to but better than the system popularized by Salesforce.com. We believe that this technology and business model distinguishes us from our competitors.

We are an internally-managed, closed-end, non-diversified investment company that has elected to be regulated as a business development company (“BDC”) under the 1940 Act. In addition, for U.S. federal income tax purposes, we intend to elect to be treated as a RIC under the Code beginning in the 2015 tax year. As a BDC and a RIC, we are also subject to certain constraints, including limitations imposed by the 1940 Act and the Code. We converted to a BDC in November 2014. As a result, previously consolidated subsidiaries are now recorded as investments in controlled portfolio companies, at fair value. Newtek Small Business Finance, LLC is a consolidated subsidiary and originates loans under the SBA's 7(a) program.

Our common shares are currently listed on the Nasdaq Global Market under the symbol “NEWT”.

NSBF has been granted Preferred Lender Program (“PLP”) status and originates, sells and services SBA 7(a) small business loans and is authorized to place SBA guarantees on loans without seeking prior SBA review and approval. Being a national lender, PLP status allows NSBF to expedite loans since NSBF is not required to present applications to the SBA for concurrent review and approval. The loss of PLP status could adversely impact our marketing efforts and ultimately loan origination volume which could negatively impact our results of operations.

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

Loan Portfolio Asset Quality and Composition
The following tables set forth distribution by business type of the Company’s SBA 7(a) loan portfolio at June 30, 2016 and December 31, 2015, respectively (in thousands):
As of June 30, 2016

Distribution by Business Type
Business Type	# of Loans	Balance	Average Balance	% of Balance
Existing Business	814	$150,962	$185	80.0%
Business Acquisition	159	27,996	176	14.8%
Start-Up Business	126	9,922	79	5.2%
Total	1,099	$188,880	$172	100.0%
As of December 31, 2015

Distribution by Business Type
Business Type	# of Loans	Balance	Average Balance	% of Balance
Existing Business	679	$130,692	$192	78.4%
Business Acquisition	144	26,763	186	16.0%
Start-Up Business	125	9,297	74	5.6%
Total	948	$166,752	$176	100.0%
The following tables set forth distribution by borrower’s credit score of the Company’s SBA 7(a) loan portfolio at June 30, 2016 and December 31, 2015, respectively (in thousands):
As of June 30, 2016

Distribution by Borrower Credit Score
Credit Score	# of Loans	Balance	Average Balance	% of Balance
500 to 550	14	$1,408	$101	0.7%
551 to 600	36	5,369	149	2.8%
601 to 650	138	26,491	192	14.0%
651 to 700	312	53,784	172	28.5%
701 to 750	329	58,048	176	30.7%
751 to 800	223	36,862	165	19.6%
801 to 850	40	4,445	111	2.4%
Not available	7	2,473	353	1.3%
Total	1,099	$188,880	$172	100.0%
As of December 31, 2015

Distribution by Borrower Credit Score
Credit Score	# of Loans	Balance	Average Balance	% of Balance
500 to 550	12	$1,085	$90	0.6%
551 to 600	32	4,957	155	3.0%
601 to 650	113	22,597	200	13.6%
651 to 700	262	41,901	160	25.1%
701 to 750	291	57,101	196	34.2%
751 to 800	198	31,870	161	19.1%
801 to 850	34	4,942	145	3.0%
Not available	6	2,299	383	1.4%
Total	948	$166,752	$176	100.0%
The following tables set forth distribution by primary collateral type of the Company’s SBA 7(a) loan portfolio at June 30, 2016 and December 31, 2015, respectively (in thousands):
As of June 30, 2016

Distribution by Primary Collateral Type
Collateral Type	# of Loans	Balance	Average Balance	% of Balance
Commercial Real Estate	515	$109,082	$212	57.8%
Machinery and Equipment	187	34,410	184	18.2%
Residential Real Estate	237	18,578	78	9.8%
Other	42	12,603	300	6.7%
Accounts Receivable and Inventory	74	12,641	171	6.7%
Liquid Assets	12	434	36	0.2%
Furniture and Fixtures	10	366	37	0.2%
Unsecured	22	766	35	0.4%
Total	1,099	$188,880	$172	100.0%

As of December 31, 2015

Distribution by Primary Collateral Type
Collateral Type	# of Loans	Balance	Average Balance	% of Balance
Commercial Real Estate	444	$94,013	$212	56.5%
Machinery and Equipment	173	32,423	187	19.4%
Residential Real Estate	197	15,545	79	9.3%
Other	40	11,284	282	6.8%
Accounts Receivable and Inventory	66	12,583	191	7.5%
Liquid Assets	12	451	38	0.3%
Unsecured	9	240	27	0.1%
Furniture and Fixtures	7	213	30	0.1%
Total	948	$166,752	$176	100.0%
The following tables set forth distribution by days delinquent of the Company’s SBA 7(a) loan portfolio at June 30, 2016 and December 31, 2015, respectively (in thousands):
As of June 30, 2016

Distribution by Days Delinquent
Delinquency Status	# of Loans	Balance	Average Balance	% of Balance
Current	979	$167,928	$172	88.8%
1 to 30 days	23	3,373	147	1.8%
31 to 60 days	19	5,021	264	2.7%
61 to 90 days	12	1,642	137	0.9%
91 days or greater	66	10,916	165	5.8%
Total	1,099	$188,880	$172	100.0%
As of December 31, 2015

Distribution by Days Delinquent
Delinquency Status	# of Loans	Balance	Average Balance	% of Balance
Current	856	$151,950	$178	91.2%
1 to 30 days	23	3,525	153	2.1%
31 to 60 days	10	2,190	219	1.3%
61 to 90 days	—	—	—	—%
91 days or greater	59	9,087	154	5.4%
Total	948	$166,752	$176	100.0%
Consolidated Results of Operations

As a BDC and based on our intention to qualify as a RIC, we are subject to certain constraints on our operations, including limitations imposed by the 1940 Act and the Code. The condensed consolidated results of operations described below may not be indicative of the results we report in future periods.
Comparison of the three months ended June 30, 2016 and 2015

Investment Income

(in thousands)	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Change
Investment income:
Interest income	$2,447	$2,287	$160
Dividend income	2,493	1,787	706
Servicing income	1,659	1,068	591
Other income	624	464	160
Total investment income	$7,223	$5,606	$1,617
Interest Income
The increase in interest income was attributable to the average outstanding performing portfolio of SBA non-affiliate investments increasing to $172,659,000 from $132,577,000 for the three months ended June 30, 2016 and 2015, respectively. The increase in the average outstanding performing portfolio resulted from the origination of new SBA non-affiliate investments period over period. The increase was also attributed to the increase in the Prime Rate from 3.25% to 3.50% in December 2015.
Dividend Income
The increase in dividend income is primarily related to dividends received from Premier of $450,000 during the three months ended June 30, 2016. Premier was not a portfolio company during the three months ended June 30, 2015. The increase is also attributed to an increase of $130,000 in dividends received from NTS. Dividend income is dependent on portfolio company earnings. Current quarter dividend income may not be indicative of future period dividend income.
NSBF Servicing Portfolio and Related Servicing Income
The following table represents NSBF originated servicing portfolio and servicing income earned for the three months ended June 30, 2016 and 2015:

(in thousands):	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Change
Total NSBF originated servicing portfolio (1)	$845,126	$694,163	$150,963
Total servicing income earned	$1,659	$1,068	$591
(1) Of this amount, the total average NSBF originated portfolio earning servicing income was $613,964,000 and $506,803,000 for the three months ended June 30, 2016 and 2015, respectively.
The increase in servicing income was attributable to the increase in total portfolio investments for which we earn servicing income. The portfolio earning servicing income increased $107,161,000 period over period. The increase was a direct result of increased investments in SBA non-affiliate investments from 2015 to 2016.
Other Income
Other income relates primarily to legal, packaging, and late fees earned from SBA loans. The increase is related to the increase in the number of loans originated to 100 for the three months ended June 30, 2016, from 85 during the three months ended June 30, 2015.
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

(in thousands)	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
Net investment loss	$(4,081)	$(2,295)
Loss on lease	1,487	—
Net realized gains on SBA non-affiliate debt investments	7,519	7,340
Adjusted net investment income	$4,925	$5,045

We believe this is a useful measure as it depicts the current income generated from our investment activities during the period. We include net realized gains on non-affiliate debt investments because they are recurring income related to the sale of SBA guaranteed non-affiliate investments in the secondary market. The loss on lease is a one-time expense related to vacating our office space in West Hempstead, New York. We excluded the loss on lease in 2016 as it is a non-recurring, non-cash expense.
Expenses:

(in thousands)	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Change
Expenses:
Salaries and benefits	$3,629	$3,133	$496
Interest	1,975	1,728	247
Depreciation and amortization	85	85	—
Loss on lease	1,487	—	1,487
Other general and administrative costs	4,128	2,955	1,173
Total expenses	$11,304	$7,901	$3,403
Salaries and Benefits
The increase in salaries and benefits is primarily related to an increase in headcount at NSBF. The additional headcount relates primarily to employees performing loan processing, loan closing or loan servicing functions as a result of the increase in loan originations over the twelve month period. Included in salaries and benefits are managerial assistance fees charged to controlled affiliates. These amounts are recorded as a reduction of salaries and benefits. The increase in salaries and benefits was offset by a $65,000 increase in managerial assistance fees charged during the three months ended June 30, 2016.
Interest Expense
The following is a summary of interest expense by facility for the three months ended June 30, 2016 and 2015:

(in thousands)	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Change
Securitization Trusts	$921	$943	$(22)
Capital One lines of credit (NSBF)	230	324	(94)
Capital One term loan and line of credit (NBS)	—	402	(402)
Notes due 2022 and Notes due 2021	755	—	755
Related party note	55	30	25
Capco	13	15	(2)
Other	1	14	(13)
Total interest expense	$1,975	$1,728	$247

In September 2015 and April 2016, the Company issued $8,324,000 of 7.5% Notes due 2022, and $40,250,000 of 7.0% Notes due 2021 (collectively, the “Notes), respectively. The Company incurred $755,000 in related interest expense during the three months ended June 30, 2016 on the Notes. In June 2015, the Company received $19,119,000 under an unsecured revolving line of credit extended by UPSW and NTS and incurred $55,000 in interest expense during the three months ended June 30, 2016. In June 2014, the Company entered into a four year $20,000,000 credit agreement with Capital One consisting of a

$10,000,000 term loan and a revolving line of credit of up to $10,000,000. The NBS Capital One term loan and line of credit were paid in full and extinguished in June 2015, and as such, no interest expense was incurred during the three months ended June 30, 2016.

Loss on Lease

In April 2016, the Company moved its headquarters to Lake Success, New York. As a result, the Company vacated its space in West Hempstead, New York and New York, New York. The Company recorded a loss of $1,487,000, related to the remaining liabilities under the lease, offset by any future rent income, during the three months ended June 30, 2016. The Company sublet its space in New York, New York and continues to market its space in West Hempstead.
Other General and Administrative Costs
Other general and administrative costs include professional fees, marketing, loan related costs and rent. The increase in other general and administrative costs is primarily related to an increase in loan related costs. Loan related costs include referral fees, appraisal fees, legal fees, search fees and other collateral preservation costs. Loan related costs increase as the number of loans we originate and service increase. At June 30, 2016, our loan portfolio consists of 1,099 SBA 7(a) loans as compared to 854 at June 30, 2015.
Net Realized Gains and Net Unrealized Appreciation and Depreciation

Net realized gains or losses on investments are measured by the difference between the net proceeds from the repayment or sale and the cost basis of our investments without regard to unrealized appreciation or depreciation previously recognized and includes investments charged off during the period, net of recoveries. Realized gains for the three months ended June 30, 2016 and 2015 were $7,515,000 and $7,693,000, respectively. Realized losses were $0 and $353,000 during the three months ended June 30, 2016 and 2015, respectively. The net change in unrealized appreciation or depreciation on investments primarily reflects the change in portfolio investment fair values during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

Net Realized Gains on SBA Non-Affiliate Investments

	Three Months Ended
	June 30, 2016		June 30, 2015
(in thousands)	# of Debt Investments	$ Amount	# of Debt Investments	$ Amount
SBA non-affiliate investments originated during the quarter	100	$75,827	85	$53,882
SBA guaranteed non-affiliate investments sold during the quarter	90	$51,225	80	$52,192
Realized gains recognized on sale of SBA guaranteed non-affiliate investments	—	$7,515	—	$7,693
Average sale price as a percent of principal balance (1)	—	112.17%	—	112.46%

(1) Realized gains greater than 110.00% must be split 50/50 with the SBA in accordance with SBA regulations. The realized gains recognized above reflects amounts net of split with the SBA.

Net Unrealized Appreciation (Depreciation) on Investments

(in thousands)	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Change
Net unrealized appreciation (depreciation) on SBA guaranteed non-affiliate investments	$706	$(1,464)	$2,170
Net unrealized appreciation (depreciation) on SBA unguaranteed non-affiliate investments	478	(470)	948
Net unrealized appreciation on controlled investments	2,034	2,019	15
Change in provision for deferred taxes on unrealized gains on investments	(833)	—	(833)
Net unrealized depreciation on credits in lieu of cash and notes payable in credits in lieu of cash	(1)	2	(3)
Net unrealized depreciation on non-control/non-affiliate investments	(27)	—	(27)
Total net unrealized appreciation on investments	$2,357	$87	$2,270

Net unrealized appreciation (depreciation) on SBA guaranteed non-affiliate investments relates to guaranteed portions of SBA debt investments made which the Company sells into a secondary market. Unrealized appreciation of SBA guaranteed investments represents the fair value adjustment of guaranteed portions of loans which have not yet been sold. Unrealized depreciation represents the reversal of unrealized appreciation when the loans are sold.

Net unrealized appreciation on SBA unguaranteed non-affiliate investments resulted from a decrease in discount rates on performing and non-performing SBA unguaranteed non-affiliate investments. The discount rate decreased from 5.38% to 5.20% period over period on performing SBA unguaranteed non-affiliate investments. The discount rate decreased from 8.50% to 7.32% period over period on non-performing SBA unguaranteed non-affiliate investments.

Net unrealized appreciation on controlled investments for the three months ended June 30, 2016 consisted of unrealized appreciation of $2,259,000 and $900,000 on our investments in Premier and UPSW, respectively, offset by unrealized depreciation of $1,000,000 on our investment in SBL. The primary driver of the increases were increases in multiples of comparable companies for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The decrease at SBL was based on weaker than projected financial performance. Net unrealized appreciation on controlled investments for the three months ended June 30, 2015 consisted primarily of $2,139,000 and $250,000 of unrealized appreciation on our investments in UPSW and SBL, respectively offset by unrealized depreciation of $370,000 on the Company's investment in NTS. The primary driver of the increase in UPSW and SBL was better than projected financial performance and the addition of a new third-party servicing contract which was approved by the SBA and provides a longer-term stable revenue stream. The primary driver of the decrease in NTS was weaker than projected financial performance.

Provision for Deferred Taxes on Unrealized Appreciation of Investments

Certain consolidated subsidiaries are subject to U.S. federal and state income taxes. These taxable subsidiaries are not consolidated with the Company for income tax purposes, but are consolidated for GAAP purposes, and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. During the three months ended June 30, 2016, the Company recognized a provision for deferred taxes on unrealized gains of $833,000.

Net Unrealized Depreciation on Servicing Assets

(in thousands)	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Change
Net unrealized depreciation on servicing assets	$(438)	$(256)	$(182)

The increase in unrealized depreciation on servicing assets is primarily related to the increase in the discount rate from 11.57% to 12.03% offset by decreases in the assumed cumulative prepayment and average cumulative default rates. The increase in discount rate is attributed to determining the discount rate based on risk spreads and observable secondary market transactions for the three months ended June 30, 2016 compared to a weighted average cost of capital and servicing spread for the three months ended June 30, 2015. The assumed cumulative prepayment rate decreased from 19% to 15.5% and the assumed average cumulative default rate decreased from 25% to 20%.

Comparison of the six months ended June 30, 2016 and 2015

Investment Income

(in thousands)	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015	Change
Investment income:
Interest income	$4,980	$4,500	$480
Dividend income	4,786	2,874	1,912
Servicing income	3,030	2,111	919
Other income	1,221	871	350
Total investment income	$14,017	$10,356	$3,661
Interest Income
The increase in interest income was attributable to the average outstanding performing portfolio of SBA non-affiliate investments increasing to $165,399,000 from $128,786,000 for the six months ended June 30, 2016 and 2015, respectively. The increase in the average outstanding performing portfolio resulted from the origination of new SBA non-affiliate investments period over period. The increase also was attributed to the increase in the Prime Rate from 3.25% to 3.50% in December 2015.
Dividend Income
The increase in dividend income is primarily related to dividends received from Premier of $900,000 during the six months ended June 30, 2016. Premier was not a portfolio company during the six months ended June 30, 2015. The increase is also attributed to an increase of $500,000 and $260,000 in dividends received from UPSW and NTS, respectively. Dividend income is dependent on portfolio company earnings. Current period dividend income may not be indicative of future period dividend income.
NSBF Servicing Portfolio and Related Servicing Income
The following table represents NSBF originated servicing portfolio and servicing income earned for the six months ended June 30, 2016 and 2015:

(in thousands):	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015	Change
Total NSBF originated servicing portfolio (1)	$845,126	$694,163	$150,963
Total servicing income earned	$3,030	$2,111	$919
(1) Of this amount, the total average NSBF originated portfolio earning servicing income was $602,463,000 and $495,211,000 for the six months ended June 30, 2016 and 2015, respectively.
The increase in servicing income was attributable to the increase in total portfolio investments for which we earn servicing income. The portfolio earning servicing income increased $107,252,000 period over period. The increase was a direct result of increased investments in SBA non-affiliate investments from 2015 to 2016.
Other Income
Other income relates primarily to legal, packaging, prepayment, and late fees earned from SBA loans. The increase is related to the increase in the number of loans originated to 199 for the six months ended June 30, 2016 from 133 during the six months ended June 30, 2015.
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

(in thousands)	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Net investment loss	$(5,461)	$(4,771)
Loss on lease	1,487	—
Net realized gains on SBA non-affiliate debt investments	13,805	15,039
Adjusted net investment income	$9,831	$10,268

We believe this is a useful measure as it depicts the current income generated from our investment activities during the period. We include net realized gains on non-affiliate debt investments because they are recurring income related to the sale of SBA guaranteed non-affiliate investments in the secondary market. The loss on lease is a one-time expense related to vacating our office space in West Hempstead, New York. We excluded the loss on lease in 2016 as it is a non-recurring, non-cash expense.
Expenses:

(in thousands)	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015	Change
Expenses:
Salaries and benefits	$6,973	$6,156	$817
Interest	3,463	3,084	379
Depreciation and amortization	125	170	(45)
Loss on lease	1,487	—	1,487
Other general and administrative costs	7,430	5,717	1,713
Total expenses	$19,478	$15,127	$4,351
Salaries and Benefits
The increase in salaries and benefits is primarily related to an increase in headcount at NSBF. The additional headcount relates primarily to employees performing loan processing, loan closing or loan servicing functions as a result of the increase in loan originations over the twelve month period. Included in salaries and benefits are managerial assistance fees charged to controlled affiliates. These amounts are recorded as a reduction of salaries and benefits. The increase in salaries and benefits was offset by a $257,000 increase in managerial assistance fees charged during the six months ended June 30, 2016.
Interest Expense
The following is a summary of interest expense by facility for the six months ended June 30, 2016 and 2015:

(in thousands)	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015	Change
Securitization Trusts	$1,879	$1,833	$46
Capital One lines of credit (NSBF)	447	594	(147)
Capital One term loan and line of credit (NBS)	—	564	(564)
Notes due 2022 and Notes due 2021	933	—	933
Related party note	177	—	177
Capco	26	37	(11)
Other	1	56	(55)
Total interest expense	$3,463	$3,084	$379

In September 2015 and April 2016, the Company issued $8,324,000 of 7.5% Notes due 2022 and $40,250,000 of 7.0% Notes due 2021, respectively. The Company incurred $933,000 in related interest expense during the six months ended June 30, 2016 on the Notes. In June 2015, the Company received $19,119,000 under an unsecured revolving line of credit extended by UPSW and NTS and incurred $177,000 in interest expense during the six months ended June 30, 2016 under the line. In June 2014, the Company entered into a four year $20,000,000 credit agreement with Capital One consisting of a $10,000,000 term loan and a revolving line of credit of up to $10,000,000. The NBS Capital One term loan and line of credit were paid in full and extinguished in June 2015, and as such, no interest expense was incurred during the three months ended June 30, 2016. The decrease in interest expense related to the NSBF Capital One lines of credit was a result of a decrease in the average outstanding balance during the six months ended June 30, 2016 when compared to June 30, 2015.

Loss on Lease

In April 2016, the Company moved its headquarters to Lake Success, New York. As a result, the Company vacated its space in West Hempstead, New York and New York, New York. The Company recorded a loss of $1,487,000, related to the remaining liabilities under the lease, offset by any future rent income, during the six months ended June 30, 2016. The Company sublet its space in New York, New York and continues to market its space in West Hempstead.
Other General and Administrative Costs
Other general and administrative costs include professional fees, marketing, loan related costs and rent. The increase in other general and administrative costs is primarily related to an increase in loan related costs. Loan related costs include referral fees, appraisal fees, legal fees, search fees and other collateral preservation costs. Loan related costs increase as the number of loans we originate and service increase. At June 30, 2016, our loan portfolio consists of 1,099 SBA 7(a) loans as compared to 854 at June 30, 2015.
Net Realized Gains and Net Unrealized Appreciation and Depreciation

Net realized gains or losses on investments are measured by the difference between the net proceeds from the repayment or sale and the cost basis of our investments without regard to unrealized appreciation or depreciation previously recognized and includes investments charged off during the period, net of recoveries. Realized gains for the six months ended June 30, 2016 and 2015 were $13,820,000 and $15,438,000, respectively. Realized losses were $0 and $400,000 during the six months ended June 30, 2016 and 2015, respectively. The net change in unrealized appreciation or depreciation on investments primarily reflects the change in portfolio investment fair values during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

Net Realized Gains on SBA Non-Affiliate Investments

	Six Months Ended
	June 30, 2016		June 30, 2015
(in thousands)	# of Debt Investments	$ Amount	# of Debt Investments	$ Amount
SBA non-affiliate investments originated during the quarter	199	$131,884	133	$103,511
SBA guaranteed non-affiliate investments sold during the quarter	189	$93,718	143	$104,542
Realized gains recognized on sale of SBA guaranteed non-affiliate investments	—	$13,791	—	$15,438
Average sale price as a percent of principal balance (1)	—	112.28%	—	112.45%

(1) Realized gains greater than 110.00% must be split 50/50 with the SBA in accordance with SBA regulations. The realized gains recognized above reflects amounts net of split with the SBA.

Net Unrealized Appreciation (Depreciation) on Investments

(in thousands)	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015	Change
Net unrealized appreciation (depreciation) on SBA guaranteed non-affiliate investments	$768	$(3,162)	$3,930
Net unrealized depreciation on SBA unguaranteed non-affiliate investments	(549)	(1,136)	587
Net unrealized appreciation on controlled investments	5,724	9,519	(3,795)
Change in provision for deferred taxes on unrealized gains on investments	(2,441)	—	(2,441)
Net unrealized depreciation on credits in lieu of cash and notes payable in credits in lieu of cash	(1)	2	(3)
Net unrealized depreciation on non-control/non-affiliate investments	(43)	—	(43)
Total net unrealized appreciation on investments	$3,458	$5,223	$(1,765)

Net unrealized appreciation (depreciation) on SBA guaranteed non-affiliate investments relates to guaranteed portions of SBA debt investments made which the Company sells into a secondary market. Unrealized appreciation of SBA guaranteed investments represents the fair value adjustment of guaranteed portions of loans which have not yet been sold. Unrealized depreciation represents the reversal of unrealized appreciation when the SBA 7(a) loans are sold.

The decrease in net unrealized depreciation on SBA unguaranteed non-affiliate investments resulted from a decrease in discount rates on performing and non-performing SBA unguaranteed non-affiliate investments. The discount rate decreased from 5.38% to 5.20% period over period on performing SBA unguaranteed non-affiliate investments. The discount rate decreased from 8.5% to 7.32% period over period on non-performing SBA unguaranteed non-affiliate investments.

Net unrealized appreciation on controlled investments for the six months ended June 30, 2016 consisted of unrealized appreciation of $3,247,000 and $3,700,000 on our investments in Premier and UPSW, respectively offset by unrealized depreciation of $1,000,000 on our investment in SBL. The primary driver of the increases were increases in multiples of comparable companies. The decrease at SBL was based on weaker than projected financial performance. Net unrealized appreciation on controlled investments for the six months ended June 30, 2015 consisted primarily of $4,739,000 and $5,350,000 of unrealized appreciation on our investments in UPSW and SBL, respectively offset by unrealized depreciation of $370,000 on the Company's investment in NTS. The primary driver of the increase in UPSW and SBL was better than projected financial performance and the addition of a new third-party servicing contract which was approved by the SBA and provides a longer-term stable revenue stream. The primary driver of the decrease in NTS was weaker than projected financial performance.

Provision for Deferred Taxes on Unrealized Appreciation of Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable subsidiaries are not consolidated with the Company for income tax purposes, but are consolidated for GAAP purposes, and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. During the six months ended June 30, 2016, the Company recognized a provision for deferred taxes on unrealized gains of $2,441,000.

Net Unrealized Depreciation on Servicing Assets

(in thousands)	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015	Change
Net unrealized depreciation on servicing assets	$(841)	$(612)	$(229)

The increase in unrealized depreciation on servicing assets is primarily related to the increase in the discount rate from 11.57% to 12.03% offset by decreases in the assumed cumulative prepayment and average cumulative default rates. The increase in discount rate is attributed to determining the discount rate based on risk spreads and observable secondary market transactions for the six months ended June 30, 2016 compared to a weighted average cost of capital and servicing spread for the six months ended June 30, 2015. The assumed cumulative prepayment rate decreased from 19% to 15.5% and the assumed average cumulative default rate decreased from 25% to 20%.

Liquidity and Capital Resources
Overview
Cash requirements and liquidity needs over the next twelve months are anticipated to be funded primarily through operating results, available cash and cash equivalents, existing credit lines, proposed new credit lines, additional securitizations of the Company’s SBA lender’s unguaranteed loan portions and additional issuances of debt or equity securities.

Public Offerings

In April 2016, the Company and U.S. Bank, N.A. (the “Trustee”), entered into the Second Supplemental Indenture (the “Second Supplemental Indenture”) to the Base Indenture between the Company and the Trustee, relating to the Company’s issuance, offer and sale of $35,000,000 aggregate principal amount of 7.0% Notes due 2021 (the “2021 Notes”). The Company granted an overallotment option of up to $5,250,000 in aggregate principal amount of the 2021 Notes. The sale of the Notes generated proceeds of approximately $33,750,000, net of underwriter's fees and expenses. In May 2016, the underwriters exercised their option to purchase $5,250,000 in aggregate principal amount of notes for an additional $5,066,000 in net proceeds. The 2021 Notes are the Company’s direct unsecured obligations and rank: (i) pari passu with the Company’s other outstanding and future unsecured indebtedness; (ii) senior to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2021 Notes; (iii) effectively subordinated to all the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries.

The 2021 Notes will mature on March 31, 2021 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after April 22, 2017, at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to but not including the date fixed for redemption. The 2021 Notes bear interest at a rate of 7.0% per year payable quarterly on March 31, June 30, September 30, and December 31 of each year, commencing on June 30, 2016, and trade on the Nasdaq Global Market under the trading symbol “NEWTL.”

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

Capital One Facilities

NSBF has a $50,000,000 credit facility with Capital One. The facility provides for a 55% advance rate on the non-guaranteed portions of the SBA 7(a) loans it originates, and a 90% advance rate on the guaranteed portions of SBA 7(a) loans it originates. The interest rate on the portion of the facility collateralized by the government guaranteed portion of SBA 7(a) loans, is set at Prime plus 1.00%, and there is a quarterly facility fee equal to 0.25% on the unused portion of the revolving credit calculated as of the end of each calendar quarter. The interest rate on the portion of the facility collateralized by the non-guaranteed portion of SBA 7(a) loans, is set at Prime plus 1.875%, and there is a quarterly facility fee equal to 0.25% on the unused portion of the revolving credit calculated as of the end of each calendar quarter. In June 2015, we amended the existing facility to eliminate the fixed charge coverage ratio in exchange for a debt service ratio, new EBITDA minimums, the elimination of restrictions on our ability to pay dividends to stockholders, as well as the release of the guarantees of our former subsidiaries (now treated as portfolio companies). In addition, the amendment extended the date on which the facility will convert to a term loan from May 16, 2016 to May 16, 2017 and extended the maturity date of the facility to May 16, 2019. At June 30, 2016, we had $7,850,000 and $17,200,000 outstanding under the unguaranteed and guaranteed lines of credit, respectively. At June 30, 2016, we were in full compliance with all applicable loan covenants.

Related Party Notes Payable

In June 2015, we entered into an unsecured revolving line of credit agreement with UPSW and NTS. Maximum borrowings under the line of credit are $38,000,000. The outstanding balance bears interest at a rate equal to (a) the greater of LIBOR or 50 basis points plus (b) 7% or at a rate equal to (y) the greater of the Prime Rate or 3.5%, plus (z) 6%. At June 30, 2016, the line of credit bears interest at a rate of 7.5%. The revolving line of credit has a maturity date of June 21, 2019. The outstanding borrowings at June 30, 2016 were $4,800,000.

Securitization Transactions

In December 2010, we created a financing channel for the sale of the unguaranteed portions of SBA 7(a) loans held on our balance sheet. We transferred the unguaranteed portions of SBA loans of $19,615,000, and an additional $3,000,000 in loans issued subsequent to the transaction, to a special purpose entity created for this purpose, Newtek Small Business Loan Trust 2010-1 (the “2010 Trust”), which in turn issued notes (the “securitization notes”) for the par amount of $16,000,000 against the assets in a private placement. The Trust is only permitted to purchase the unguaranteed portion of SBA 7(a) loans, issue asset-backed securities, and make payments on the securities. The 2010 Trust issued a single series of securitization notes to pay for the unguaranteed portions it acquired from us and will be dissolved when those securities have been paid in full. The primary source for repayment of the securitization notes is the cash flows generated from the unguaranteed portion of SBA 7(a) loans now owned by the 2010 Trust. Principal on the securitization notes will be paid by cash flow in excess of that needed to pay various fees related to the operation of the 2010 Trust and interest on the debt. At the time of issuance, the securitization notes had an anticipated maturity of about five years based on the expected performance of the underlying collateral and structure of the debt and a legal maturity of 30 years from the date of issuance. The assets of the 2010 Trust are legally isolated and are not available to pay our creditors. We continue to retain rights to cash reserves and all residual interests in the 2010 Trust and will receive servicing income. Proceeds from this transaction were used to repay a Capital One loan and for general corporate and lending purposes. Because we determined we are the primary beneficiary of the Trust we needed to consolidate the Trust into our financial statements. We continue to recognize the securitization notes in Notes payable. The investors and the 2010 Trust have no recourse to any of our other assets for failure if the Trust has insufficient funds to pay its obligations when due; however, Newtek had provided a limited guaranty to the investors in the 2010 Trust in an amount not to exceed 10% of the original issuance amount, to be used after all of the assets of the 2010 Trust have been exhausted. This limited guaranty was removed in the subsequent 2015 upsizing of the 2010 Trust, as set forth below. The notes were issued with an “AA” rating from S&P based on the underlying collateral.

In December 2011, we entered into a Supplemental Indenture by which the $16,000,000 of securitization notes issued by the 2010 Trust were amended to reflect a new principal amount of $12,880,000, as a result of principal payments made, and additional notes were issued in an initial principal amount of $14,899,000, so that the initial aggregate principal amount of all notes as of December 31, 2011 totaled $27,779,000. The notes are backed by approximately $40,500,000 of the unguaranteed portions of loans originated, and include an additional $5,000,000 to be originated and issued to the 2010 Trust by us under the SBA loan program. The notes retained their “AA” rating under S&P, and the final maturity date of the amended notes is March 22, 2037. The proceeds of the transaction have been used to repay debt and originate new loans.

In March 2013, we transferred the $23,569,000 of unguaranteed portions of SBA loans of, and an additional $5,900,000 in loans issued subsequent to the transaction, to a special purpose entity, Newtek Small Business Loan Trust 2013-1 (the “2013 Trust”). The 2013 Trust in turn issued securitization notes for the par amount of $20,909,000 against the assets in a private placement. The notes received an “A” rating by S&P; and the final maturity date of the amended notes is June 25, 2038. The proceeds of the transaction have been used to repay debt and originate new loans.

In December 2013, we completed an additional transaction whereby the unguaranteed portions of SBA loans of $23,947,000, and an additional $3,642,000 in loans issued subsequent to the transaction, was transferred to the 2013 Trust. The 2013 Trust in turn issued securitization notes for the par amount of $24,433,000 against the assets in a private placement. The notes received an “A” rating by S&P, and the final maturity date of the amended notes is April 25, 2039. The proceeds of the transaction have been used to repay debt and originate new loans.

In December 2014, we completed an additional transaction which resulted in the transfer of $36,000,000 of unguaranteed portions of SBA loans and an additional $7,500,000 in loans which were issued subsequent to the transaction, to the Newtek Small Business Loan Trust 2014-1 (the “2014 Trust”). The 2014 Trust in turn issued securitization notes for the par amount of $31,700,000 against the assets in a private placement. The notes received an “A” rating by S&P, and the final maturity date of the notes is April 2040. The proceeds of the transaction have been used to repay debt and originate new loans.

In September 2015, we issued additional unguaranteed SBA 7(a) loan-backed notes as part of an upsizing of the 2010 Trust. Note principal amounts of the original and exchanged notes were approximately $8,771,000 with additional notes which totaled approximately $32,028,000 as part of the upsizing. The initial aggregate amount of the senior notes issued by the 2010 Trust were approximately $40,800,000 on the closing date. The notes are collateralized by approximately $46,458,000 of SBA 7(a) unguaranteed portions and include a prefunded amount of $14,679,000 to be originated and transferred subsequently to the Trust. The notes retained their “AA” rating under S&P, and the final maturity of the amended notes is February 25, 2041.

Cash Flows and Liquidity
As of June 30, 2016, the Company’s unused sources of liquidity consisted of $24,717,000 available through the Capital One facility; $14,319,000 available through notes payable with related parties; $3,221,000 in unrestricted cash and $35,000 in money market funds.

Restricted cash of $19,995,000 as of June 30, 2016 is primarily held in NSBF. The majority, or $19,244,000 of restricted cash, is related to NSBF, and includes reserves in the event payments are insufficient to cover interest and/or principal with respect to securitizations, payments collected which are due to loan participants, a reserve established as part of a voluntary agreement with the SBA and amounts owed to the SBA.

The Company generated and used cash as follows:

(in thousands)	Six months ended June 30, 2016	Six months ended June 30, 2015
Net cash provided by operating activities	$6,356	$3,433
Net cash used in investing activities	(1,543)	(70)
Net cash used in financing activities	(5,900)	(15,084)
Net decrease in cash and cash equivalents	(1,087)	(11,721)
Cash and cash equivalents, beginning of period	4,308	17,813
Cash and cash equivalents, end of period	$3,221	$6,092
During the six months ended June 30, 2016, operating activities provided cash of $6,356,000, consisting primarily of (i) the decrease in broker receivables which arise from the guaranteed portions of SBA 7(a) loans that were traded but had not settled before period end and represent the amount of cash due from the purchasing broker; the amount varies depending on loan origination volume and timing of sales at period end, (ii) $11,610,000 of principal payments from affiliate and non-affiliate investments, (iii) a decrease in restricted cash of $15,335,000, and (iv) $107,509,000 of proceeds from the sale of SBA 7(a) investments. These increases were offset by $131,884,000 of SBA 7(a) loan investments, a $5,400,000 investment in 100% of the membership interests of banc-serv Partners, LLC and a debt investment of $750,000 in PMT.
During the six months ended we purchased $1,543,000 of fixed assets which consisted primarily of leasehold improvements and furniture and fixtures related to our relocation to offices in Lake Success, New York.
Net cash used in financing activities was $5,900,000 consisting primarily of (i) $15,940,000 of dividend payments, (ii) $10,241,000 of principal payments related to securitizations, (iii) net repayments of $4,050,000 on Capital One lines of credit and (iv) $12,461,000 increase in restricted cash primarily related to securitizations. These decreases were offset by proceeds of $38,510,000, net of deferred financing costs from our offer and sale of 7.0% Notes due 2021.
Contractual Obligations
The following chart represents the Company’s significant obligations and commitments as of June 30, 2016:

(in thousands)	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Bank notes payable	$25,050	$17,200	$7,850	$—	$—
Securitization notes payable (1)	81,560	—	—	—	81,560
Notes due 2022 (1)	8,324	—	—	—	8,324
Notes due 2021 (1)	40,250	—	—	40,250	—
Notes payable - related parties	4,800	—	4,800	—	—
Employment agreements	844	844	—	—	—
Operating leases	14,116	560	3,377	2,416	7,763
Totals	$174,944	$18,604	$16,027	$42,666	$97,647
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
Off Balance Sheet Arrangements
There were no off balance sheet arrangements as of June 30, 2016.
Recent Developments

None.
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
We do not have significant exposure to changing interest rates on invested cash (includes cash and cash equivalents, restricted cash and money market funds) which was approximately $23,251,000 at June 30, 2016. We do not purchase or hold derivative financial instruments for trading purposes. All of our transactions are conducted in U.S. dollars and we do not have any foreign currency or foreign exchange risk. We do not trade commodities or have any commodity price risk.
We believe that we have placed our demand deposits, cash investments and their equivalents with high credit-quality financial institutions. Invested cash is held almost exclusively at financial institutions of high credit quality. The Company invests cash not held in interest free checking accounts or bank money market accounts mainly in U.S. Treasury only money market instruments or funds and other investment-grade securities. As of June 30, 2016, cash deposits in excess of insured amounts totaled approximately $12,303,000.
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

During the quarter ended June 30, 2013, the Federal Trade Commission (the “FTC”) amended an existing complaint in the matter Federal Trade Commission v. WV Universal Management, LLC et al., in the United States District Court for the Middle District of Florida (the “Court”), to add UPSW as an additional defendant on one count of providing substantial assistance in violation of the Telemarketing Sales Rule. On November 18, 2014, the Court issued an Order granting the FTC’s motion for summary judgment against UPSW on the single count. Subsequently, the FTC filed motions for a permanent injunction and equitable monetary relief against UPSW and the other remaining defendants. Prior to the Court hearing on the motions, UPSW and the FTC reached a settlement on the FTC’s motion for a permanent injunction. On May 19, 2015, the Court entered an equitable monetary judgment against UPSW for approximately $1,735,000, which has been deposited with the Court pending the outcome of UPSW’ s appeal of the judgment. The $1,735,000 was fully expensed in 2014 by UPSW.

On June 14, 2016, the United States Court of Appeals for the Eleventh Circuit set aside the Court’s judgment awarding joint and several liability for equitable monetary relief in the amount of approximately $1,735,000 against UPSW, and remanded the case to the Court for findings of fact and conclusions of law as to whether and why UPSW should be jointly and severally liable for restitution, and in what amount, if any.

UPSW instituted an action against a former independent sales agent in Wisconsin state court for, among other things, breach of contract. The former sales agent answered the complaint and filed counterclaims against UPSW. The court recently granted certain aspects of defendants’ motions for summary judgment, dismissing certain of the claims asserted by UPSW. The case has been stayed pending certain matters under appeal to the Wisconsin Supreme Court. UPSW intends to vigorously pursue its claims against the former sales agent and defend the counterclaims asserted.

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

ITEM 1A. RISK FACTORS.

In addition to the risk factors discussed below, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2015. Risks related the Notes due 2022 were previously discussed in our Annual Report on Form 10-K for the year ended December 31, 2015. The risk factors below include both the Notes due 2022 and 2021 as discussed in the Form N-2 filed on July 7, 2016 with the SEC.

RISKS RELATING TO OUR PUBLICLY-TRADED DEBT

The 7.5% notes due 2022 (the “2022 Notes”) and the 7.00% notes due 2021 (the “2021 Notes,” and together with the 2022 Notes, the “Notes”) are unsecured and therefore are effectively subordinated to any secured indebtedness we have outstanding or may incur in the future.

In September 2015 and April 2016, we issued $8,324,000 and $40,250,000 in aggregate principal amount of the 2022 Notes and 2021 Notes, respectively. The Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have outstanding or may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security). In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the existing or future secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes.

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

The indentures under which the Notes were issued contains limited protection for holders of the Notes.

The indentures under which the Notes were issued offers limited protection to holders of the Notes. The terms of the indentures and the Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have a material adverse impact on your investment in the Notes. In particular, the terms of the indentures and the Notes do not place any restrictions on our or our subsidiaries’ ability to:

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

•
with respect to the 2021 Notes, pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the 2021 Notes, including subordinated indebtedness, in each case other than dividends, purchases, redemptions or payments that would cause a violation of Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act as in effect immediately prior to the issuance of the 2021 Notes, we will not declare any dividend (except a dividend payable in stock of the issuer), or declare any other distribution, upon a class of the capital stock of the Company, or purchase any such capital stock, unless, in every such case, at the time of the declaration of any such dividend or distribution, or at the time of any such purchase, the Company has an asset coverage (as defined in the 1940 Act) of at least 200 per centum after deducting the amount of such dividend, distribution or purchase price, as the case may be, and giving effect, in each case, (i) to any exemptive relief granted to the Company by the SEC and (ii) to any no-action relief granted by the SEC to another business development company (or to the Company if it determines to seek such similar no-action or other relief) permitting the business development company to declare any cash dividend or distribution notwithstanding the prohibition contained in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act in order to maintain such business development company’s status as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended;

•
with respect to the 2022 Notes, pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the Notes, including subordinated indebtedness, in each case other than dividends, purchases, redemptions or payments that would cause a violation of Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions, giving effect to (i) any exemptive relief granted to us by the SEC and (ii) no-action relief granted by the SEC to another BDC (or to the Company if it determines to seek such similar no-action or other relief) permitting the BDC to declare any cash dividend or distribution notwithstanding the prohibition contained in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act in order to maintain the BDC’s status as a RIC under Subchapter M of the Code (these provisions generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock, or purchasing any such capital stock if our asset coverage, as defined in the 1940 Act, is below 200% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase);

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

In addition, the indentures do not require us to offer to purchase the Notes in connection with a change of control, asset sale or any other event.

Furthermore, the terms of the indentures and the Notes do not protect holders of the Notes in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow or liquidity.

Our ability to recapitalize, incur additional debt and take a number of other actions that are not limited by the terms of the Notes may have important consequences for you as a holder of the Notes, including making it more difficult for us to satisfy our obligations with respect to the Notes or negatively affecting the trading value of the Notes.

Other debt we issue or incur in the future could contain more protections for its holders than the indentures and the Notes, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of the Notes.

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

On or after April 22, 2017 and September 23, 2018, we may choose to redeem the 2021 Notes and the 2022 Notes, respectively, from time to time, especially when prevailing interest rates are lower than the interest rate on the 2021 Notes or 2022 Notes. If prevailing rates are lower at the time of redemption, you may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the interest rate on the Notes being redeemed. Our redemption right also may adversely impact your ability to sell the Notes as the optional redemption date or period approaches.

The trading market or market value of our publicly traded debt securities may fluctuate.

The 2022 Notes and the 2021 Notes are new issues of debt securities listed on the Nasdaq Global Market under the symbols “NEWTZ” and “NEWTL,” respectively. Although the Notes are listed on Nasdaq, we cannot assure you that a trading market for our publicly issued debt securities will be maintained. In addition to our creditworthiness, many factors may materially adversely affect the trading market for, and market value of, our publicly issued debt securities. These factors include, but are not limited to, the following:

•	the time remaining to the maturity of these debt instruments;

•	the outstanding principal amount of debt securities with terms identical to these debt securities;

•	ratings assigned by the national statistical rating agencies;

•	the general economic environment;

•	the supply of debt securities trading in the secondary market, if any;

•	the level, direction and volatility of market interest rates generally; and

•	market rates of interest higher or lower than rates borne by the debt securities.

You should be aware that there may be a limited number of buyers when you decide to sell your securities. This too may materially adversely affect the market value of the debt securities of the trading market for the debt securities.

Curtailment of the government-guaranteed loan programs could adversely affect our results of operations.

Although the program has been in existence since 1953, there can be no assurance that the federal government will maintain the SBA 7(a) loan program, or that it will continue to guarantee loans at current levels. If we cannot continue originating and selling government-guaranteed loans, we will generate fewer origination fees and our ability to generate gains on the sale of loans will decrease. From time-to-time, the government agencies that guarantee these loans reach their internal budgeted limits and cease to guarantee loans for a stated time period. In addition, these agencies may change their rules for extending loans. Also, Congress may adopt legislation that would have the effect of discontinuing or changing the SBA’s programs. Non-governmental programs could replace government programs for some borrowers, but the terms might not be equally acceptable. If these changes occur, the volume of loans to SMBs and industrial borrowers of the types that now qualify for government-guaranteed loans could decline, as could the profitability of these loans.

Additionally, under current law, SBA 7(a) lenders must share equally with the SBA any SBA 7(a) loan premium in excess of 110% of the par value of such loans. Legislation pending in the U.S. Senate would, among other things, require SBA 7(a) lenders to share equally with the SBA any SBA 7(a) loan premium in excess of 108% of the par value of such loans, thereby decreasing the share of loan premium received by the SBA 7(a) lender. Such legislation also would impose a new fee of 3 basis points on the guaranteed portion of the SBA 7(a) loan. If passed in its present form, the legislation could serve to negatively impact the profitability of SBA 7(a) loans.

NSBF’s failure to maintain PLP status or maintain its SBA 7(a) license could adversely affect our results of operation.

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

We could be adversely affected by information security breaches or cyber security attacks.

Our portfolio companies’ web services involve the storage and transmission of customers’ and employees’ proprietary information. Our businesses rely on our digital technologies, computer and email systems, software, and networks to conduct its operations. Our technologies, systems and networks may become the target of criminal cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information of NTS or third parties with whom we deal, or otherwise disrupt our or our customers’ or other third parties’ business operations. It is critical to our business strategy that our facilities and infrastructure remain secure and are perceived by the marketplace to be secure. Although we employ appropriate security technologies (including data encryption processes, intrusion detection systems), and conduct comprehensive risk assessments and other internal control procedures to assure the security of our customers’ data, we cannot guarantee that these measures will be sufficient for this purpose. If our security measures are breached as a result of third-party action, employee error or otherwise, and as a result our customers’ data becomes available to unauthorized parties, we could incur liability and our reputation would be damaged, which could lead to the loss of current and potential customers. If we experience any breaches of our network security or sabotage, we might be required to expend significant capital and other resources to detect, remedy, protect against or alleviate these and related problems, and we may not be able to remedy these problems in a timely manner, or at all. Because techniques used by outsiders to obtain unauthorized network access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Although we have insurance in place that covers such incidents, the cost of a breach or cyber-attack could well exceed any such insurance coverage.

NTS could be adversely affected by information security breaches or cyber security attacks.

NTS’ web services involve the storage and transmission of our customers’, employees’, and portfolio companies’ proprietary information. NTS’ business relies on its digital technologies, computer and email systems, software, and networks to conduct its operations. NTS’ technologies, systems and networks may become the target of criminal cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information of NTS or third parties with whom NTS deals, or otherwise disrupt our or our customers’ or other third parties’ business operations. It is critical to NTS’ business strategy that its facilities and infrastructure remain secure and are perceived by the marketplace to be secure. Although NTS employs appropriate security technologies (including data encryption processes, intrusion detection systems), and conduct comprehensive risk assessments and other internal control procedures to assure the security of our customers’ data, we cannot guarantee that these measures will be sufficient for this purpose. If NTS’ security measures are breached as a result of third-party action, employee error or otherwise, and as a result its customers’ data becomes available to unauthorized parties, NTS and our other portfolio companies could incur liability and its reputation would be damaged, which could lead to the loss of current and potential customers. If NTS experiences any breaches of its network security or sabotage, NTS might be required to expend significant capital and other resources to detect, remedy, protect against or alleviate these and related problems, and it may not be able to remedy these problems in a timely manner, or at all. Because techniques used by outsiders to obtain unauthorized network access or to sabotage systems change frequently and generally are not recognized until launched against a target, NTS may be unable to anticipate these techniques or implement adequate preventative measures. As cyber threats continue to evolve, NTS may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Although NTS has insurance in place that covers such incidents, the cost of a breach or cyber-attack could well exceed any such insurance coverage.

NPS is subject to risks surrounding Automated Clearing House (“ACH”) payments.

Credit risk in ACH payments arises when a party to a contract fails to deposit funds required to settle the contract. This can occur if a client of NPS suffers losses or enters into bankruptcy.

Our stockholders may experience dilution upon the repurchase of common shares.

The Company has a program which allows the Company to repurchase up to 150,000 of the Company’s outstanding common shares on the open market. Under the program, purchases may be made at management’s discretion from time to time in open-

market transactions, in accordance with all applicable securities laws and regulations. During the six months ended June 30, 2016, the Company repurchased and retired 70,000 common shares in open market transactions for approximately $866,000. This program terminated on June 3, 2016. On May 11, 2016, the Company announced that its Board approved a new share repurchase program under which the Company may repurchase up to 150,000 of the Company’s outstanding common shares on the open market. Unless extended or terminated by the Board, the Company expects the termination date of for this new repurchase program will be on November 11, 2016. The Company did not make any repurchases of its common stock during the year ended December 31, 2015. If we were to repurchase shares at a price above net asset value, such repurchases would result in an immediate dilution to existing common stockholders due to a reduction in our earnings and assets due to the repurchase that is greater than the reduction in total shares outstanding.

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

NEWTEK BUSINESS SERVICES CORP.

Date: August 9, 2016	By:	/S/ BARRY SLOANE
Barry Sloane
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2016	By:	/S/ JENNIFER EDDELSON
Jennifer Eddelson
Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)