Form 10-K
period 2016-12-31
Newtek Business Services Corp.
filed 2017-03-13
CIK 1587987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-K
____________________________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 814-01035

____________________________________________
NEWTEK BUSINESS SERVICES CORP.
 (Exact name of registrant as specified in its charter)
____________________________________________

Maryland	46-3755188
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1981 Marcus Avenue, Suite 130 Lake Success, New York	11042
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 356-9500

 ____________________________________________
Securities Registered Pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered

Common Stock, par value $0.02 per share	Nasdaq Global Market
7.50% Notes due 2022	Nasdaq Global Market
7.00% Notes due 2021	Nasdaq Global Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $156,330,000 as of the last business day of the registrant’s second fiscal quarter of 2016, based on a closing price on that date of $12.72 on the Nasdaq Global Market. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates.
As of March 10, 2017 there were 17,217,474 shares issued and outstanding of the registrant’s Common Stock, par value $0.02 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2017 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES

PART I
On November 12, 2014, Newtek Business Services, Inc. merged with and into Newtek Business Services Corp., a newly-formed Maryland corporation, for the purpose of reincorporating in Maryland (the “Merger”), and thereafter filed an election to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) (referred to herein as the “Conversion” or “BDC Conversion”). All subsidiaries and controlled portfolio companies (as defined below) became the property of Newtek Business Services Corp. as part of the Merger. Except as otherwise noted, the terms “we,” “us,” “our,” “Company” and “Newtek” refer to Newtek Business Services, Inc. prior to the Conversion and its successor, Newtek Business Services Corp. following the Conversion.
On October 22, 2014, we effectuated the 1-for-5 reverse stock split (the “Reverse Stock Split”). On November 18, 2014 we completed an offering of 2,530,000 shares of our common stock at an offering price of $12.50 per share for total gross proceeds of $31,625,000. Unless otherwise indicated, the disclosures in this annual report on Form 10-K give effect to the Conversion and Reverse Stock Split.
ITEM 1. BUSINESS.

We are an internally managed non-diversified closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. We have also elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code, as amended (the “Code”) for U.S. federal income tax purposes, beginning with our 2015 tax year. We were formed to continue and expand the business of Newtek Business Services, Inc. We expect that our investments will typically be similar to the investments we made prior to our reincorporation.

As a BDC, our investment objective is to generate both current income and capital appreciation primarily through loans originated by our small business finance platform and our equity investments in certain portfolio companies that we control.

Our Business

We are an internally managed BDC that is a leading national non-bank lender that provides, together with our controlled portfolio companies, a wide range of business services and financial products under the Newtek® brand to the small- and medium-sized business (“SMB”) market. Newtek’s products and services include: Business Lending including U.S. Small Business Administration (“SBA”) 7(a) and 504 lending, Electronic Payment Processing, Managed Technology Solutions (Cloud Computing), eCommerce, Accounts Receivable and Inventory Financing, The Secure Gateway, The Newtek Advantage®, personal and commercial Insurance Services, Web Services, Data Backup, Storage and Retrieval, and Payroll and Benefits Solutions to SMB accounts nationwide across all industries. We have an established and reliable platform that is not limited by client size, industry type or location. As a result, we believe we have a strong and diversified client base across every state in the U.S. and across a variety of different industries. In addition, we have developed a financial and technology based business model that enables us and our controlled portfolio companies to acquire and process our SMB clients in a very cost effective manner. This capability is supported in large part by NewTracker®, our patented prospect management technology software which is similar to but we believe is better than the system popularized by Salesforce.com. We believe that this technology and low cost business model distinguishes us from our competitors.

We focus on serving the SMB market, which we estimate to be over 27 million businesses in the U.S. We believe that these businesses have historically been underserved by traditional financial institutions and typically lack the capital resources to build a competitive business and marketing infrastructure on their own. Further, in today’s economic climate, we believe SMBs have particular difficulty obtaining capital from traditional lending sources. While we do not compete directly with alternative online lenders such as The Lending Club, Prosper.com, OnDeck Capital, Inc. and Kabbage Inc., we do provide financing solutions as an alternative to traditional lending. We believe there is significant demand for such alternative financing among SMBs. Our lending solutions and our controlled portfolio companies’ outsourced business solutions help clients manage and grow their businesses and compete effectively in today’s marketplace. We obtain our customers through referrals from various business partners, such as banks, insurance companies, credit unions and other affinity groups, as well as through our own direct sales force and advertising campaigns. We source, acquire and process SMB customers in a cost effective manner without reliance on high cost sales staff and time consuming application processes.

In lending, we believe we are a leading capital provider to SMBs based on our loan volume. We originate loans through a variety of sourcing channels and, through a disciplined underwriting process, seek to achieve attractive risk-weighted returns. Our multi-faceted relationships with certain borrowers allow us to closely monitor their credit profile and take an active role in managing our investment. Further, our lending capabilities coupled with the broad outsourced business solutions of our controlled portfolio companies create attractive cross-selling opportunities within our client base. We believe our business model creates powerful network effects which will help drive growth and operating leverage in our business. In addition, our

See accompanying notes to these consolidated financial statements

SBA loans are structured so that the government guaranteed portion can be rapidly sold, which, based on our historic ability to securitize the unguaranteed portions and assuming the continuation of current market conditions, allows us to quickly recover our principal and earn excess capital on each loan, usually in less than a year. We may in the future determine to retain the government guaranteed or unguaranteed portions of loans pending deployment of excess capital. From 2012 through December 31, 2016, we have consistently been the largest non-bank SBA 7(a)lender and currently are the seventh largest SBA 7(a) lender in the U.S. based on dollar lending volume.

Our proprietary and patented technology platform, The Newtek Advantage®, which we make available to our controlled portfolio companies enables them to provide clients with a real-time management solution that organizes all of a business’ critical transaction and economic, eCommerce and website traffic data on a smartphone, tablet, laptop or personal computer. This technology provides critical consumer and marketing intelligence, including data mining, and provides a range of differentiated solutions and analytical tools that may be easily customized and integrated within their clients’ existing business processes. It also provides clients with seamless connectivity to a payment and managed technology infrastructure that is secure, fully compliant and regularly updated with the latest capabilities, services and functionalities. The platform is scalable to facilitate growth and meet the needs of new clients and consists solely of cloud-based offerings.

Newtek and its controlled portfolio companies all use NewTracker®, our patented and proprietary technology for receiving, processing and monitoring prospective customers. This enables Newtek and its portfolio companies to acquire SMB customers in a cost effective manner as it is all accomplished by skilled staff using state of the art technology without the need for high cost sales staff or applications processors. It also permits our referral partners to have a real time window into the back office processing of their referrals given. The software automatically pre-populates any necessary forms or applications so the processing is efficient and also cost effective. Finally, it also identifies opportunities for the cross-sale of other Newtek branded products or services.

Small Business Finance Platform

Our portfolio consists of guaranteed and unguaranteed non-affiliate loan investments that were made through our small business finance platform, comprised of Newtek Small Business Finance, LLC (“NSBF”), a nationally licensed SBA lender. NSBF originates, sells and services SBA 7(a) loans made to qualifying SMBs, which are partially guaranteed by the SBA. The small business finance platform also includes CDS Business Services, Inc. d/b/a Newtek Business Credit Solutions (“NBC”), a controlled portfolio company, which provides receivables financing, inventory financing and health care receivables financing, and management services to SMBs, which may obtain $10,000 to $2,000,000 per month through the sale of their trade receivables. In addition, NBC funds SBA 504 loans which provide financing of fixed assets such as real estate or equipment. Small Business Lending, LLC d/b/a Newtek Small Business Lending (“SBL”), a wholly owned portfolio company, engages in third party loan servicing for SBA and non-SBA loans. An additional wholly owned portfolio company, ADR Partners d/b/a banc-serv Partners, LLC (“BSP”), provides lending institutions with outsourced solutions for the entire SBA lending process, including credit analysis, structuring and eligibility, packaging, closing compliance and servicing.

We intend to continue to expand our small business finance platform primarily by expanding senior secured lending through NSBF. NSBF is one of 14 SBA licensed Small Business Lending Companies that provide loans nationwide under the SBA 7(a) loan program. NSBF has received Preferred Lenders Program (“PLP”) status, a designation whereby the SBA authorizes SBA lenders, based on their record with the SBA and proficiency in processing and servicing SBA-guaranteed loans, to place SBA guarantees on loans without seeking prior SBA review and approval. PLP status allows NSBF to serve its clients in an expedited manner since it is not required to present applications to the SBA for concurrent review and approval. We believe NSBF's SBA license, combined with NSBF's PLP designation, provides us with a distinct competitive advantage over other SMB lenders that have not overcome these significant barriers-to-entry in our primary loan market. NSBF originated approximately $242,496,000 of SBA 7(a) loans during 2015 and approximately $309,147,000 during 2016. We believe that we will continue to be introduced to a variety of high-quality investment opportunities through our existing loan sourcing channels and our controlled portfolio companies’ relationships with their clients, and our status as a BDC which helps fuel the growth of our loan portfolio by providing us with better access to lower-cost capital.

The SBA is an independent government agency that facilitates one of the nation’s largest sources of SMB financing by providing credit guarantees for its loan programs. Under the SBA’s 7(a) lending program, a bank or other lender such as NSBF underwrites a loan between $50,000 and $5,000,000 for a variety of general business purposes based on the SBA’s guidelines and the SBA provides a partial guarantee on the loan. Depending on the loan size, the SBA typically guarantees between 75% and 90% of the principal and interest due. The recoveries and expenses on the unguaranteed portions of these loans are shared pari passu between the SBA and the lender, which substantially reduces the loss severity on the unguaranteed portion of a loan for SBA 7(a) loan investors. SBA 7(a) loans are typically between five and 25 years in maturity, four to five years in duration and bear interest at the prime rate plus a spread from 2.25% to 2.75%. Since the guaranteed portions of SBA 7(a) loans carry the full faith and credit of the U.S. government, lenders may, and frequently do, sell the guaranteed portion of SBA 7(a) loans in the capital markets, hold the unguaranteed portion and retain all loan servicing rights.

NSBF has a dedicated capital markets team that sells the guaranteed portions of its SBA 7(a) loans and sells or securitizes the unguaranteed portions of its SBA 7(a) loans. Historically, NSBF has sold the guaranteed portions of its originated SBA 7(a) loans shortly after origination and retained the unguaranteed portions until accumulating sufficient loans for a securitization. Since inception, NSBF has sold SBA guaranteed portions of SBA 7(a) loans at premiums ranging from 106% to 120% of par value and typically any portion of the premium that was above 110% of par value was shared equally between NSBF and the SBA. Since December 2010, NSBF has maintained its securitization program for unguaranteed portions of its SBA 7(a) loans and has successfully completed seven securitization transactions with Standard & Poor’s AA or A ratings and attractive advance rates of approximately 70% of par value. NSBF intends to complete additional securitizations in the future which may be on comparable although not necessarily identical terms and conditions. We may determine to retain the government guaranteed or unguaranteed portions of loans, pending deployment of excess capital.

NSBF’s senior lending team has focused on making smaller loans, approximately $1,000,000 or less, in order to maintain a diversified pool of loans that are dispersed both geographically and among industries, which limits NSBF’s exposure to regional and industry-specific economic downturns. Specifically, as of December 31, 2016, NSBF’s loan portfolio consisted of 1,227 loans originated across 49 states in 77 different industries as defined by the North American Industry Classification System (“NAICS”). The following charts summarize NSBF’s mix of investment concentrations by industry and geography as of December 31, 2016 (in thousands):

Distribution by NAICS Code Description

NAICS Code Description	Number of Loans	Aggregate Balance ($)	Average Balance ($)	Percentage of Balance
Food Services and Drinking Places	158	$19,140	$121	8.7%
Amusement, Gambling, and Recreation Industries	65	15,743	242	7.2%
Ambulatory Health Care Services	70	13,068	187	5.9%
Professional, Scientific, and Technical Services	68	12,090	178	5.5%
Repair and Maintenance	71	12,066	170	5.5%
Accommodation	38	8,617	227	3.9%
Specialty Trade Contractors	57	8,311	146	3.8%
Truck Transportation	30	7,469	249	3.4%
Merchant Wholesalers, Durable Goods	29	6,211	214	2.8%
Gasoline Stations	26	5,938	228	2.7%
Other	615	111,122	181	50.6%
Total	1,227	$219,775	$179	100.0%

Distribution by State

State	Number of Loans	Aggregate Balance ($)	Average Balance ($)	Percentage of Balance
Florida	162	$31,751	$196	14.4%
New York	138	22,311	162	10.2%
Connecticut	81	14,532	179	6.6%
Texas	68	14,331	211	6.5%
California	81	13,379	165	6.1%
Georgia	56	12,314	220	5.6%
New Jersey	83	12,202	147	5.6%
Pennsylvania	61	9,185	151	4.2%
Ohio	38	8,291	218	3.8%
Illinois	32	7,879	246	3.6%
Other	427	73,600	172	33.4%
Total	1,227	$219,775	$179	100.0%

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

Risk Rating

Portfolio	Number of Loans	Aggregate Balance ($)	Average Balance ($)	Percentage of Balance
Risk Rating 1 - 4	1,142	$203,628	$178	92.7%
Risk Rating 5	12	1,215	101	0.6%
Risk Rating 6	65	14,490	223	6.6%
Risk Rating 6/7 and 7	8	442	55	0.1%
Total	1,227	$219,775	$179	100.0%

The weighted average term to maturity and weighted average interest rate of NSBF’s loan portfolio as of December 31, 2016 was 16.8 years and 6.24%, respectively.

Controlled Portfolio Companies

In addition to our debt investments in portfolio companies, either directly or through our small business finance platform, we also hold controlling interests in certain portfolio companies that, as of December 31, 2016, represented approximately 35% of our total investment portfolio. Specifically, we hold a controlling interest in SBL, NBC, BSP, Universal Processing Services of Wisconsin, LLC d/b/a Newtek Merchant Solutions (“NMS” or “UPSW”), Premier Payments LLC d/b/a Newtek Payment Solutions (“Premier”), CrystalTech Web Hosting, Inc. d/b/a Newtek Technology Solutions (“NTS”), PMTWorks Payroll, LLC d/b/a Newtek Payroll and Benefits Solutions (“NPS”) and Newtek Insurance Agency, LLC (“NIA”). We refer to these entities (among others), collectively, as our “controlled portfolio companies.” Our controlled portfolio companies provide us with an extensive network of business relationships that supplement our referral sources and that we believe will help us to maintain a robust pipeline of lending opportunities and expand our small business finance platform.

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

Newtek Merchant Solutions and Newtek Payment Solutions

On July 23, 2015, we invested in 100% of the membership interests of Premier, one of the country’s leading electronic payment processing independent sales organizations, which powers billions of dollars of credit card and debit card transactions on an annual basis. We anticipate that this investment will continue to expand our controlled portfolio companies' presence in the merchant processing space.

Both NMS and Premier market credit and debit card processing services, check approval services and ancillary processing equipment and software to merchants who accept credit cards, debit cards, checks and other non-cash forms of payment. They utilize a multi-pronged sales approach of both direct and indirect sales. NMS and Premier's primary sales efforts focus on direct sales through our Your Business Solutions Company® brand. Their indirect sales channels consist of alliance partners, principally financial institutions (banks, credit unions, insurance companies and other related businesses), and independent sales agents across the U.S. These referring organizations and associations are typically paid a percentage of the processing revenue derived from the respective merchants that they successfully refer to NMS and Premier. In 2016, NMS and Premier processed merchant transactions with sales volumes of over $5.8 billion combined.

NMS and Premier have a number of competitive advantages which we believe will enable them to exceed industry growth averages. These are:

•	They focus on non-traditional business generation: referral relationships, wholesale solicitations and financial institutions rather than independent agents;

•	They are a market leader in the implementation of technology in the payment processing business;

•	They license the rights, through one of our Capco investments (defined below), to a payment processing gateway;

•	They maintain their own staff of trained and skilled customer service representatives; and

•
They market and sell the latest in point-of-sale technology hardware, re implementing of the EMV system (Europay, MasterCard, Visa inter-operative integrated circuit cards) and continuous cyber-security services.

NMS and Premier maintain their principal customer service and sales support offices in Milwaukee, Wisconsin and Lake Success, New York, with additional specialists located in Phoenix, Arizona and Brownsville, Texas. NMS' and Premier’s personnel at these locations assist merchants with initial installation of equipment and on-going service, as well as any other special processing needs that they may have.

NMS' and Premier’s development and growth are focused on selling their services to internally generated referrals, merchant referrals identified by Newtek alliance partners and by independent sales representatives. We believe NMS and Premier are different than most electronic payment processing companies who acquire their clients primarily through independent agents. NMS and Premier believe that their business models provide them with a competitive advantage by enabling them to acquire new merchant customers at a lower cost level for third-party commissions than the industry average. NMS' and Premier’s business models allows them to own the customer as well as the stream of residual payments, as opposed to models which rely more heavily on independent sales agents.

Newtek Technology Solutions

NTS offers website hosting, dedicated server hosting, cloud hosting, web design and development, internet marketing, eCommerce, data storage and backup, and other related services to more than 99,000 customer accounts in 167 countries and manages over 70,000 domain names. While there are many competitors in this space, we believe that NTS is the only technology company with the exclusive focus on the SMB market with products tailored to the specific needs of these business customers.

NTS provides a full suite of outsourced IT infrastructure services, including cloud (virtual) server instances, shared server hosting, and dedicated server hosting, under the Newtek® Technology Solutions, Newtek® Technology Services, Newtek® Web Services, Newtek Web Hosting®, and CrystalTech® brands, for which it receives recurring monthly fees, as well as other fees such as set-up fees, consulting fees, and domain name registration fees, among others. Approximately 90% of all fees are paid in advance by credit card.

NTS has recognized the continuing decline in Microsoft being utilized in the design of web sites and the market shift to Linux, Nginx and a proliferation of Word Press sites being built on non-Microsoft based platforms. This decline has caused a marked downward trend in the historical site count of NTS Microsoft hosted sites. NTS has responded by launching Linux Apache and Linux Nginx platforms within its environment and created associated control panels, service/support and billing to participate more fully in 100% of the market as compared to the present 33% of the new web design growth represented by Microsoft. All platforms are available within NTS’ cloud and non-cloud environment and are fully managed offerings as compared to NTS’ competitors. In addition, Newtek has created a patented proprietary platform, Newtek Advantage®, which leverages NTS’ underlying technologies to deliver real time information and actionable business intelligence to its existing and new customer base.

NTS has a complete line of cloud based business and eCommerce packages and Cloud Spaces to streamline the decision process for business owners and accommodate designers and developers that wish to build sites in both Microsoft and Linux environments. Included with this service offering is full customer service with a real human interface available on a 24/7/365 basis, which we believe further distinguishes NTS from its competitors who usually offer co-location hosting without the support needed for the SMB market customer.

NTS’ cloud offerings provide for a consumption-based hosting model that allows customers to pay only for the resources they need, which not only saves them money compared to traditional server hosting, but also enables them to scale larger or smaller on demand.

NTS currently operates five data centers in Scottsdale, Arizona, Phoenix, Arizona, Edison, New Jersey, Denver, Colorado and Slough, England.

NTS delivers services not just to customers seeking hosting, but also to wholesalers, resellers, and web developers by offering a range of tools for them to build, resell, and deliver their web content. Depending on the application environment, NTS uses various versions of Microsoft Windows Server 2008 R2 through Windows 2012 R2 as the primary operating system installed in a virtual machine server format. NTS is PCI certified, and Service Organization Control 1 (“SOC 1”) audited, all of which mean that it meets the highest industry standards for data security.

The datacenter facilities NTS employs to host it's technologies conforms to The Uptime Institute's 4-Tier Classification System which has become a global standard for 3rd -party validation of data center critical infrastructure. The Tier Classification System defines the requirements and benefits of four distinct Tier classifications for data center infrastructure. Each Tier sets the appropriate criteria for power, cooling, maintenance, and capability to withstand a fault. Tiers is progressive; each Tier incorporates the requirements of all the lower Tiers. NTS operates its critical infrastructure within facilities that have a minimum rating of Tier 3-Certified. NTS datacenters meet and exceed Uptime Institute Tier-3 standards in all categories which allows NTS to pursue and service, compliance-sensitive workloads from the financial services, healthcare, government and military sectors. In addition, NTS includes redundant, carrier-neutral network design for all its communications paths, multiple locations to host services, and a built in DDOS mitigation platform into the design of its datacenter services.

Throughout its affiliation with Newtek, over 70% of new NTS customers have come as a result of internal and external referrals without material expenditures by NTS for marketing or advertising. Many of NTS’ competitors are very price sensitive, offering minimal services at cut-rate pricing. While being cost competitive with most Linux-and Windows-based web hosting services, NTS has emphasized higher quality uptime, service and support as well as multiple control panel environments for the designer and developer community.

NTS has diversified its product offerings to SMBs under different brands, all under Newtek Technology Solutions, including Newtek Web Hosting,® Newtek Web Services, Newtek Data Storage® and Newtek Web Design and Development®. NTS focuses specifically on select markets such as restaurants, financial institutions, medical practices, law firms, accountants, retail and technology service providers for channel business and reselling.

NTS has also launched a turnkey hosting service to meet financial institution needs for dedicated servers, hosting and/or data storage, enabling these entities to comply with their strict regulatory requirements that demand very high security protocols and practices be in place.

Newtek Insurance Agency

NIA, which is licensed in 50 states, offers SMB and personal lines insurance products and services. NIA serves as a retail and wholesale brokerage insurance agency specializing in the sale of personal, commercial and health/benefits lines insurance products to customers of all of the Newtek portfolio companies as well as Newtek alliance partners. NIA offers insurance products from multiple insurance carriers providing a wide range of choice for its customers. NIA has formed strategic alliances with AIG, E-Insure, Credit Union National Association, Navy Federal Credit Union, the Commercial Transportation Association of America, Pershing and others to provide agent services to SMB clients referred by them. NIA is continuing its efforts to implement programs with alliance partners to market commercial and personal insurance. In December 2012, NIA, working with another Newtek subsidiary, acquired a portfolio of insurance business from a health care insurance agency based in the New York City area. This added approximately 340 group health insurance policies that NIA is servicing and forms the basis on which NIA is growing this aspect of the insurance business. We also expect that recent health care legislation will increase the demand for these services among SMBs. A major sales channel for NIA is the SMB customer base of our lending platform and the other controlled portfolio companies which allow for many opportunities for cross sales between business lines.

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

Certified Capital Companies (Capcos)

Under state-created Capco programs, states provide a Capco with tax credits generally equal to the amount of funds the Capco raises from insurance company investors. The Capcos then issue the tax credits to its investors — a process which is designed to reduce the Capco’s investors’ state tax liabilities. In exchange for receiving the tax credits, the Capco is obligated to invest the funds raised in certain qualified business, which generally are defined by statute to include only business that meet certain criteria related to the size, location, number of employees, and other characteristics of the business. If a Capco fails to comply with the performance requirements of each state’s different Capco program, the tax credits are subject to forfeiture.

Under state law, a Capco that has invested in qualified businesses an amount equal to 100% of its initial certified capital is able to decertify (i.e., terminate its status as a Capco) and no longer be subject to any state Capco regulation. Upon voluntary decertification, the programs in about half of the states require that a Capco share any distributions to its equity holders with the state sponsoring the Capco. For those states that require a share of distributions, the sharing percentages vary, but are generally from 10% to 30%, usually on distributions above a specified internal rate of return for the equity owners of the Capco.
Based on the above and that the Capcos were formed to make investments in businesses, the entities were determined to be investment companies and are therefore consolidated subsidiaries of Newtek.

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

Newtek Branding

We have developed our branded line of products and services to offer a full service suite of business and financial solutions for the U.S. SMB market. Newtek reaches potential customers through its integrated multi-channel approach featuring direct, indirect and direct outbound solicitation efforts. Although we continue to utilize and grow our primary marketing channel of strategic alliance partners, more recently, and consistent with our BDC Conversion, we have initiated a direct marketing strategy to SMB customers through our new “go to market” brand, Your Business Solutions Company®. Through a coordinated radio and television advertising campaign built around this brand, and our web presence, www.newtekone.com, we believe we are establishing ourselves as a preferred “go-to” provider for SMB financing and the services offered by our controlled portfolio companies. In addition, we supplement these efforts with extensive efforts to present the Company as the authority on small businesses.

We market services through referrals from our strategic alliance partners such as AIG, Amalgamated Bank, Credit Union National Association, E-Insure, ENT Federal Credit Union, The Hartford, Legacy Bank, Morgan Stanley Smith Barney, Navy Federal Credit Union, New York Community Bank, Lending Tree, LLC, Randolph Brooks Federal Credit Union, UBS Bank, Meineke Dealers Purchasing Cooperative and True Value Company, among others, (using our patented NewTracker® referral management system) as well as direct referrals from our web presence, www.newtekone.com. Our NewTracker® referral system has a software application patent covering the systems and methods for tracking, reporting and performing processing activities and transactions in association with referral data and related information for a variety of product and service offerings in a business-to-business environment. The NewTracker® system provides for security and transparency between referring parties and has been material in our ability to obtain referrals from a wide variety of sources. This patented system allows us and our alliance partners to review in real time the status of any referral as well as to provide real time compliance oversight by the respective alliance partner, which we believe creates confidence among the referred business client, the referring alliance partner and us. We own the NewTracker® patent, as well as all trademarks and other patented intellectual property used by us and our controlled portfolio companies.

Additional referrals are obtained from individual professionals in geographic markets that have signed up to provide referrals and earn commissions through our BizExec and TechExec Programs. Our BizExecs and TechExecs are traditionally information technology professionals, CPAs, independent insurance agents and sales and/or marketing professionals. In addition, electronic payment processing services are marketed through independent sales agents, and web technology and eCommerce services are marketed through internet-based marketing and third-party resellers. A common thread across all business lines of our controlled portfolio companies relates to acquiring customers at low cost and making strategic alliances primarily where we pay fees only for successful referrals. We seek to bundle our marketing efforts through our brand, our portal, our patented NewTracker® referral system, our web presence as Your Business Solutions Company® and one easy entry point of contact. We expect that this approach will allow us to continue to cross-sell the financing services of our small business finance platform to customers of our controlled portfolio companies and build upon our extensive deal sourcing infrastructure. The compensation which we pay for referrals is consistent with industry practices.

Senior Lending Team and Executive Committee

The key members of our Senior Lending Team, most of which have worked together for more than ten years each have over 25 years of experience in finance-related fields. These investment professionals have worked together to screen opportunities, underwrite new investments and manage a portfolio of investments in SMBs through two recessions, a credit crunch, the dot-com boom and bust and a historic, leverage-fueled asset valuation bubble. Each member brings a complementary component to a team well-rounded in finance, accounting, operations, strategy, business law and executive management.

Because we are internally managed by our Executive Committee, which includes Barry Sloane, Peter Downs, Jennifer C. Eddelson, Michael A. Schwartz, John Raven and Nilesh Joshi, under the supervision of our Board, and do not depend on a third party investment advisor, we do not pay investment advisory fees and all of our income is available to pay our operating costs and to make distributions to our shareholders. While our portfolio companies are independently managed, our Executive Committee also oversees our controlled portfolio companies and, to the extent that we may make additional equity investments in the future, the Executive Committee will also have primary responsibility for the identification, screening, review and completion of such investments. We do not expect to focus our resources on investing in additional stand-alone equity investments, but may elect to do so from time to time on an opportunistic basis, if such opportunities arise. Messrs. Sloane and Downs have been involved together in the structuring and management of equity investments for the past ten years.

Market Opportunity

We believe that the limited amount of capital and financial products available to SMBs, coupled with the desire of these companies for flexible and partnership-oriented sources of capital and other financial products, creates an attractive investment environment for us to further expand our small business finance platform and overall brand. We believe the following factors will continue to provide us with opportunities to grow and deliver attractive returns to shareholders.

The SMB market represents a large, underserved market.  We estimate the SMB market to include over 27 million businesses in the U.S. We believe that SMBs, most of which are privately-held, are relatively underserved by traditional capital providers such as commercial banks, finance companies, hedge funds and collateralized loan obligation funds. Further, we believe that such companies generally possess conservative capital structures with significant enterprise value cushions, as compared to larger companies with more financing options. While the largest originators of SBA 7(a) loans have traditionally been regional and national banks, from 2012 through December 31, 2016, NSBF was the largest non-bank originator of SBA 7(a) loans by dollar volume and is currently the seventh largest SBA 7(a) lender in the U.S. As a result, we believe we and our controlled portfolio companies are well positioned to provide financing to the types of SMBs that we have historically targeted and we have the technology and infrastructure in place presently to do it cost effectively in all 50 states and across many industries.

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

Competitive Advantages

We believe that we are well positioned to take advantage of investment opportunities in SMBs due to the following competitive advantages:

Internally Managed Structure and Significant Management Resources.  We are internally managed by our executive officers under the supervision of our Board and do not depend on an external investment advisor. As a result, we do not pay investment advisory fees and all of our income is available to pay our operating costs, which include employing investment and portfolio management professionals, and to make distributions to our shareholders. We believe that our internally managed structure provides us with a lower cost operating expense structure, when compared to other publicly traded and privately-held investment firms which are externally managed, and allows us the opportunity to leverage our non-interest operating expenses as we grow our investment portfolio. Our senior lending team has developed one of the largest independent loan origination and servicing platforms that focuses exclusively on SMBs.

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

Established Direct Origination Platform with Extensive Deal Sourcing Infrastructure. We have established a direct origination pipeline for investment opportunities without the necessity for investment banks or brokers as well as broad marketing channels that allow for highly selective underwriting. The combination of our brand, our portal, our patented NewTracker® technology, and our web presence as Your Business Solutions Company® have created an extensive deal sourcing infrastructure. Although we pay fees for loan originations that are referred to us by our alliance partners, our investment team works directly with the borrower to assemble and underwrite loans. We rarely invest in pre-assembled loans that are sold by investment banks or brokers. As a result, we believe that our unique national origination platform allows us to originate attractive credits at a low cost. During 2016 we funded $309,146,000 of SBA 7(a) loans, based on the large volume of loan proposals we received in 2016. We anticipate that our principal source of investment opportunities will continue to be in the same types of SMBs to which we currently provide financing. Our Executive Committee and Senior Lending Team will also seek to leverage their extensive network of additional referral sources, including law firms, accounting firms, financial, operational and strategic consultants and financial institutions, with whom we have completed investments. We believe our current infrastructure and expansive relationships will continue to enable us to review a significant amount of high quality, direct (or non-brokered) investment opportunities.

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

Flexible, Customized Financing Solutions for Seasoned, Smaller Businesses. While NSBF's primary focus is to expand its lending by activities by providing SBA 7(a) loans to SMBs, we also seek to offer SMBs a variety of attractive financing structures, as well as cost effective and efficient business services, to meet their capital needs through our subsidiaries and controlled portfolio companies. In particular, through our subsidiaries and controlled portfolio companies, we offer larger loans, between $5,000,000 and $10,000,000, greater than loans available with the SBA guarantee, but with a higher interest rate to compensate for the increased risk. Unlike many of our competitors, we believe we have the platform to provide a complete package of service and financing options for SMBs, which allows for cross-selling opportunities and improved client retention. We expect that a large portion of our capital will be loaned to companies that need growth capital, acquisition financing or funding to recapitalize or refinance existing debt facilities. Our lending will continue to focus on making loans to SMBs that:

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

Disciplined Underwriting Policies and Rigorous Portfolio Management.  We pursue rigorous due diligence of all prospective investments originated through our platform. Our senior lending team has developed an extensive underwriting due diligence process, which includes a review of the operational, financial, legal and industry performance and outlook for the prospective investment, including quantitative and qualitative stress tests, review of industry data and consultation with outside experts regarding the creditworthiness of the borrower. These processes continue during the portfolio monitoring process, when we will conduct field examinations, review all compliance certificates and covenants and regularly assess the financial and business conditions and prospects of portfolio companies. In addition, SBL and BSP are servicers for commercial, SBA 7(a) and other government guaranteed whose exceptional servicing capabilities with compact timelines for loan resolutions and dispositions has attracted various third-party portfolios to these controlled portfolio companies.

Business Development Company Conversion

On October 22, 2014, we effectuated the Reverse Stock Split. In conjunction with the completion of a public offering, we merged with and into Newtek Business Services Corp., a newly-formed Maryland corporation, for the purpose of reincorporating in Maryland and we elected to be regulated as a BDC under the 1940 Act in the BDC Conversion. In connection with our election of RIC status beginning with our 2015 tax year, on October 1, 2015 our Board declared a special dividend of $2.69 per share which was paid partially in cash and partially in our common shares on December 31, 2015.

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

In connection with our election to be regulated as a BDC, we elected to be treated for U.S. federal income tax purposes, beginning with our 2015 tax year, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level federal income taxes on any ordinary income or capital gains that we distribute to our shareholders. To obtain and maintain our RIC tax treatment, we must meet specified source-of-income and asset diversification requirements and distribute annually at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any.

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

Investment Objectives

Debt Investments

We target our debt investments, which are principally made through our small business finance platform under the SBA 7(a) program, to produce a coupon rate of prime plus 2.75% which enables us to generate rapid sales of loans in the secondary market historically producing gains and with a yield on investment in excess of 30%. We typically structure our debt investments with the maximum seniority and collateral along with personal guarantees from portfolio company owners, in many cases collateralized by other assets including real estate. In most cases, our debt investment will be collateralized by a first lien on the assets of the portfolio company and a first or second lien on assets of guarantors, in both cases primarily real estate. All SBA loans are made with personal guarantees from any owner(s) of 20% or more of the portfolio company’s equity. As of December 31, 2016, substantially all of our SBA 7(a) portfolio at fair value consisted of debt investments that were secured by first or second priority liens on the assets of the portfolio company.

•
First Lien Loans. Our first lien loans generally have terms of one to twenty-five years, provide for a variable interest rate, contain no prepayment penalties (however, the SBA will charge the borrower a prepayment fee if the loan has a maturity of 15 or more years and is prepaid during the first three years) and are secured by a first priority security interest in all existing and future assets of the borrower. Our first lien loans may take many forms, including revolving lines of credit, term loans and acquisition lines of credit.

•
Second Lien Loans.  Our second lien loans generally have terms of five to twenty five years, also primarily provide for a variable interest rate, contain no prepayment penalties (however, the SBA will charge the borrower a prepayment fee if the loan has a maturity of 15 or more years and is prepaid during the first three years) and are secured by a second priority security interest in all existing and future assets of the borrower. We typically only take second lien positions on additional collateral where we also have first lien positions on business assets.

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

Loan and Deal Generation/Origination

We believe that the combination of our brand, our portal, our patented NewTracker® technology, and our web presence as Your Business Solutions Company® have created an extensive loan and deal sourcing infrastructure. This is maximized through long-standing and extensive relationships with industry contacts, brokers, commercial and investment bankers, entrepreneurs, services providers (such as lawyers and accountants), as well as current and former clients, portfolio companies and our extensive network of strategic alliance partners. We supplement our relationships by the selective use of radio and television advertising aimed primarily at lending to the SMB market. We believe we have developed a reputation as a knowledgeable and reliable source of capital, providing value-added advice, prompt processing, and management and operations support to our portfolio companies.

We market our loan and investment products and services, and those of our controlled portfolio companies, through referrals from our alliance partners such as AIG, Amalgamated Bank, Credit Union National Association, E-Insure, ENT Federal Credit Union, The Hartford, Legacy Bank, Morgan Stanley Smith Barney, Navy Federal Credit Union, New York Community Bank, Lending Tree, LLC, Randolph Brooks Federal Credit Union, UBS Bank, Meineke Dealers Purchasing Cooperative and True Value Company, among others using our patented NewTracker® referral system as well as direct referrals from our web presence, www.newtekone.com. The patent for our NewTracker® referral system is a software application patent covering the systems and methods for tracking, reporting and performing processing activities and transactions in association with referral data and related information for a variety of product and service offerings in a business-to-business environment providing further for security and transparency between referring parties. This system allows us and our alliance partners to review in real time the status of any referral as well as to provide real time compliance oversight by the respective alliance partner, which we believe creates confidence between the referred business client, the referring alliance partner and us.

Additional deal sourcing and referrals are obtained from individual professionals in geographic markets that have signed up to provide referrals and earn commissions through our BizExec and TechExec Programs. The BizExecs and TechExecs are traditionally information technology professionals, CPAs, independent insurance agents and sales and/or marketing professionals. In addition, electronic payment processing services are marketed through independent sales representatives and web technology and eCommerce services are marketed through internet-based marketing and third-party resellers. A common thread across all business lines of our subsidiaries and controlled portfolio companies relates to acquiring customers at low cost. We seek to bundle our marketing efforts through our brand, our portal, our patented NewTracker® referral system, our new web presence as Your Business Solutions Company® and one easy entry point of contact. We expect that this approach will allow us to continue to cross-sell the financing services of our small business finance platform to our customers and customers of our controlled portfolio companies, and to build upon our extensive deal sourcing infrastructure.

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

Required Information

For a loan originated under the SBA 7(a) Program, the primary application document is SBA Form 1919 (Borrower Information Form) (“Form 1919”). Among other things, Form 1919 requires identifying information about the applicant, loan request, indebtedness, the principals, current or previous government financing, and certain other disclosures.

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

As a general rule, shareholder and affiliate loans may be added back to net worth only if such loans will be subordinated for the life of the SBA loan, with no principal or interest payments to be made. Financing by the seller of the business may also be considered as equity if the loan will be placed on full standby for the life of the SBA loan. Adjustments to net worth to account for the difference between the book value and appraised value of fixed assets may be made only when supported by a current appraisal. Appraisals on a “subject to” basis are not acceptable.

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

We attempt to secure each loan transaction with as much real estate and liquid asset collateral as necessary; however, all fixed assets must be evaluated. Fixed assets are evaluated on the basis of the net book value to determine the realizable value among collateral types. Valuation factors are applied as follows:

•	Commercial real estate — 75%

•	Residential real estate — 85%

•	Vacant land — 50%

•	Machinery & Equipment — 50%

•	Furniture & Fixtures — 10%

•	Accounts receivable & inventory — 20%

•	Leasehold improvements — 5%

•	Certificate of Deposit — 100%

•	Regulated Licenses — will vary dependent upon type of license and geographic area. The liquidation rate used must be fully justified.

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

Management should have related experience in the industry and demonstrate the ability to successfully operate the business. In the absence of satisfactory related experience, an assessment of management’s experience and capabilities, given the complexity and nature of the business, will be made. In the case of a franchise, we will generally take into account the reputation of a franchisor for providing worthwhile management assistance to its franchisees.

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

Other, Primarily Equity Investments

Due Diligence and Underwriting

In making loans or equity investments other than SBA 7(a) loans or similar conventional loans to SMBs, our Executive Committee will take a direct role in screening potential loans or investments, in supervising the due diligence process, in the preparation of deal documentation and the completion of the transactions. The members of the Executive Committee complete due diligence and analyze the relationships among the prospective portfolio company’s business plan, operations and expected financial performance. Due diligence may address some or all of the following depending on the size and nature of the proposed investment:

•	on-site visits with management and relevant key employees;

•	in-depth review of historical and projected financial statements, including covenant calculation work sheets;

•	interviews with customers and suppliers;

•	management background checks;

•	review reports by third-party accountants, outside counsel and other industry, operational or financial experts; and/or

•	review material contracts.

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

We have several methods of evaluating and monitoring the performance and fair value of our investments, including the following:

•	assessment of success in adhering to each portfolio company’s business plan and compliance with covenants;

•	periodic and regular contact with portfolio company management to discuss financial position, requirements and accomplishments;

•	comparisons to our other portfolio companies in the industry, if any;

•	attendance at and participation in board meetings; and/or

•	review of monthly and quarterly financial statements and financial projections for portfolio companies.

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

Valuation Procedures

We conduct the valuation of our assets, pursuant to which our net asset value shall be determined, at all times consistent with GAAP and the 1940 Act. Our valuation procedures are set forth in more detail below:

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

Securities for which reliable market quotations are not readily available or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of our Board, does not represent fair value, which we expect will represent a substantial majority of the investments in our portfolio, shall be valued as follows: (i) each portfolio company or investment is initially valued by the investment professionals responsible for the portfolio investment; (ii) preliminary valuation conclusions are documented and discussed with our Senior Lending Team and Executive Committee; (iii) independent third-party valuation firms engaged by, or on behalf of, the Board will conduct independent appraisals, review management’s preliminary valuations and prepare separate preliminary valuation conclusions on a selected basis; (iv) the Board reviews the preliminary valuations of members of our Senior Lending Team and Executive Committee and/or that of the third party valuation firm and responds to the valuation recommendation with comments, if any; and (v) the Board will discuss valuations and determine the fair value of each investment in our portfolio in good faith.

Determination of fair value involves subjective judgments and estimates not susceptible to substantiation by auditing procedures. Accordingly, under current auditing standards, the notes to our financial statements will refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.

The determination of fair value will generally be based on the following factors, as relevant:

•	the nature and realizable value of any collateral;

•	adherence to the portfolio company’s business plan and compliance with covenants;

•	periodic and regular contact with the portfolio company’s management to discuss financial position, requirements and accomplishments;

•	comparison to portfolio companies in the same industry, if any;

•	the portfolio company’s ability to make payments;

•	the portfolio company’s earnings and discounted cash flow;

•	the markets in which the portfolio company does business; and

•	comparisons to publicly traded securities.

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

Competition

We compete for SBA 7(a) and other SMB loans with other financial institutions and various SMB lenders, as well as other sources of funding. Additionally, competition for investment opportunities has emerged among alternative investment vehicles, such as collateralized loan obligations, some of which are sponsored by other alternative asset investors, as these entities have begun to focus on making investments in SMBs. As a result of these new entrants, competition for our investment opportunities may intensify. Many of these entities have greater financial and managerial resources than we do but we believe that they invariably lack the ability to process loans as quickly as we can and do not have the depth of our customer service capabilities. We believe we will be able to compete with these entities primarily on the basis of our financial technology infrastructure, our experience and reputation, our deep industry knowledge and ability to provide customized business solutions, our willingness to make smaller investments than other specialty finance companies, the breadth of our contacts, our responsive and efficient investment analysis and decision-making processes, and the investment terms we offer.

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

Our electronic payment processing portfolio companies compete with entities including Heartland Payment Systems, First National Bank of Omaha and Paymentech, L.P. Our managed technology solutions portfolio company competes with 1&1, Hosting.com, Discount ASP, Maxum ASP, GoDaddy®, Yahoo!®, BlueHost®, iPowerWeb® and Microsoft Live among others.

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

•	the focus on developing and marketing business solutions and financial products and services aimed at the SMB market;

•	scalability, which allows us to size our business solutions capabilities very quickly to meet customer and market needs;

•	the ability to offer personalized service and competitive rates;

•	a strategy of multiple channel distribution, which gives us maximum exposure in the marketplace;

•	high quality customer service 24/7/365 across all business lines, with a focus primarily on absolute customer service and;

•
a telephonic interview process, as opposed to requiring handwritten or data-typing processes, which allows us to offer high levels of customer service and satisfaction, particularly for SMB owners who do not get this service from our competitors

Revenues by Geographic Area
During the years ended December 31, 2016, 2015 and 2014, virtually all of our revenue was derived from customers in the United States, although our controlled portfolio company, NTS, which was a consolidated subsidiary for the period January 1, 2014 through November 11, 2014, provided pre-paid web site hosting services to customers in approximately 162 countries.

Employees

As of December 31, 2016, we had a total of 137 employees.
Available Information
We are subject to the informational requirements of the Securities Exchange Commission (the “SEC”) and in accordance with those requirements file reports, proxy statements and other information with the SEC. You may read and copy the reports, proxy statements and other information that we file with the SEC under the informational requirements of the Securities Exchange Act at the SEC’s Public Reference Room at 450 Fifth Street N.W., Washington, DC 20549. Please call 1-800-SEC-0339 for information about the SEC’s Public Reference Room. The SEC also maintains a web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC. The address of the SEC’s web site is http://www.sec.gov. Our principal offices are located at 1981 Marcus Avenue, Suite 130, Lake Success, NY 11042 and our telephone number is (212) 356-9500. Our website may be directly accessed at http://www.newtekone.com. We make available through our website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. These documents may be directly accessed at http://investor.newtekbusinessservices.com. Information contained on our website is not a part of this report.

SBIC

We may apply for a Small Business Investment Company, or “SBIC,” license from the SBA if we believe that it will further our investment strategy and enhance our returns. If this application is approved, our SBIC subsidiary would be a wholly owned subsidiary and able to rely on an exclusion from the definition of “investment company” under the 1940 Act. Our SBIC subsidiary would have an investment objective substantially similar to ours and would be able to make similar types of investments in accordance with SBIC regulations.

Regulation

We have elected to be regulated as a BDC under the 1940 Act and elected to be treated, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code, beginning with our 2015 taxable year. As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters. The 1940 Act also requires that a majority of the directors of the BDC be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by “a majority of our outstanding voting securities” as defined in the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company’s outstanding voting securities present at a meeting if more than 50% of the outstanding voting securities of such company are present and represented by proxy or (ii) more than 50% of the outstanding shares of such company. Our bylaws provide for the calling of a special meeting of shareholders at which such action could be considered upon written notice of not less than ten or more than sixty days before the date of such meeting.

We may also purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investments. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. As of December 31, 2016, we held no investments in publicly traded securities. As a BDC, we are generally required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our gross assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 200% after each issuance of senior securities.

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

On July 27, 2016, at our Special Meeting of Shareholders, our shareholders approved a proposal that authorizes us to sell up to 20% of our Common Stock at a price below the Company’s then-current net asset value, or NAV, per share, subject to certain conditions. Any decision to sell shares of our Common Stock below the then current NAV per share of our Common Stock, or securities to subscribe to, convert to, or purchase shares of our Common Stock, would be subject to the determination by our Board that such issuance is in our and our shareholders’ best interests.

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
We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, we generally cannot acquire more than 3% of the voting stock of any investment company (as defined in the 1940 Act), invest more than 5% of the value of our total assets in the securities of one such investment company or invest more than 10% of the value of our total assets in the securities of such investment companies in the aggregate. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our shareholders to additional expenses. None of our investment policies are fundamental and any may be changed without shareholder approval.
Significant Managerial Assistance
A BDC must be operated for the purpose of making investments in the types of securities described above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company through monitoring of portfolio company operations, selective participation in board and management meetings, consulting with and advising a portfolio company’s officers or other organizational or financial guidance.

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
Issuance of Additional Shares

We are not generally able to issue and sell our common stock at a price below NAV. We may, however, issue and sell our common stock, at a price below the current NAV of the common stock, or issue and sell warrants, options or rights to acquire such common stock, at a price below the current NAV of the common stock if our Board determines that such sale is in our best interest and in the best interests of our shareholders, and our shareholders have approved our policy and practice of making such sales within the preceding 12 months. At our July 27, 2016 Special Meeting of Shareholders, our shareholders approved a proposal that authorizes us to sell up to 20% of our Common Stock at a price below the Company’s then-current NAV per share, subject to certain conditions. From July 27, 2016 to date, we have not sold shares of our Common Stock at prices below the Company’s then-current NAV per share, but we may do so in the future. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our Board, closely approximates the market value of such securities.

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

In April 2015, we filed a request with the SEC for exemptive relief to allow us to (i) issue restricted stock awards to our officers, employees and directors and (ii) issue stock options to our nonemployee directors. In May 2016, the SEC issued an order granting the Company’s request for exemptive relief to allow us to amend our equity compensation plan and make such grants and awards, subject to shareholder approval. In July 2016, shareholders approved the amendments to our equity compensation plan, and certain restricted stock awards granted thereunder.

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
Code of Ethics
We have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain transactions by our personnel. Our code of ethics generally will not permit investments by our employees in securities that may be purchased or held by us. You may read and copy our code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the code of ethics is published and available on the Company’s website at http://investor.newtekbusinessservices.com/corporate-governance.cfm and on the EDGAR database on the SEC website at www.sec.gov.
Proxy Voting Policies and Procedures
We vote proxies relating to our portfolio securities in a manner in which we believe is in the best interest of our shareholders. We review on a case-by-case basis each proposal submitted to a shareholder vote to determine its impact on the portfolio securities held by us. Although we generally vote against proposals that may have a negative impact on our portfolio securities, we may vote for such a proposal if there exists compelling long-term reasons to do so.
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
Stockholders may obtain information regarding how we voted proxies with respect to our portfolio securities by making a written request for information to: Chief Compliance Officer, 1981 Marcus Avenue, Suite 130, Lake Success, New York 11042.
Other
We will be periodically examined by the SEC for compliance with the Exchange Act and the 1940 Act.
We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to our shareholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

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

Privacy Principles

We are committed to maintaining the privacy of our shareholders and to safeguarding their non-public personal information. The following information is provided to help you understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

Generally, we do not receive any non-public personal information relating to our shareholders, although certain non-public personal information of our shareholders may become available to us. We do not disclose any non-public personal information about our shareholders or former shareholders to anyone, except as permitted by law or as is necessary in order to service shareholder accounts (for example, to a transfer agent or third-party administrator).We will maintain physical, electronic and procedural safeguards designed to protect the non-public personal information of our shareholders.
Nasdaq Global Market Requirements
We have adopted certain policies and procedures intended to comply with the Nasdaq Global Market’s corporate governance rules. We will continue to monitor our compliance with all future listing standards that are approved by the SEC and will take actions necessary to ensure that we are in compliance therewith.
Election to be Taxed as a RIC
As a BDC, we elected to be treated, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code, beginning with our 2015 taxable year. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income that we distribute to our shareholders as dividends. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify for RIC tax treatment we must distribute to our shareholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses (the “Annual Distribution Requirement”).

Taxation as a Regulated Investment Company
For any taxable year in which we:

•	qualify as a RIC; and

•	satisfy the Annual Distribution Requirement,
We generally will not be subject to U.S. federal income tax on the portion of our income we distribute to our shareholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our shareholders.
We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income recognized, but not distributed, in preceding years and on which we paid no corporate-level income tax (the “Excise Tax Avoidance Requirement”). We generally will endeavor in each taxable year to make sufficient distributions to our shareholders to avoid any U.S. federal excise tax on our earnings.
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
In accordance with certain applicable Treasury regulations and private letter rulings issued by the IRS, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each shareholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all shareholders must be at least 20% of the aggregate declared distribution. If too many shareholders elect to receive cash, each shareholder electing to receive cash must receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any shareholder, electing to receive cash, receive less than 20% of his or her entire distribution in cash. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. In connection with our intended election to be treated as a RIC for tax purposes, on December 31, 2015, we paid a special dividend to distribute the earnings and profits that we accumulated before our 2015 tax year. That dividend was paid 27% in cash and 73% in shares of our common stock. We have no current intention of paying dividends in shares of our stock in accordance with these Treasury regulations or private letter rulings.

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as PIK interest, deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock, or certain income with respect to equity investments in foreign corporations. Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our shareholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount.
Gain or loss realized by us from the sale or exchange of warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such gain or loss generally will be long-term or short-term, depending on how long we held a particular warrant.
Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy applicable distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our shareholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous. If we are prohibited from making distributions or are unable to obtain cash from other sources to make the distributions, we may fail to qualify as a RIC, which would result in us becoming subject to corporate-level federal income tax.
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
The remainder of this discussion assumes that we will qualify as a RIC and will have satisfied the Annual Distribution Requirement for the year ended December 31, 2016.

Any transactions in options, futures contracts, constructive sales, hedging, straddle, conversion or similar transactions, and forward contracts will be subject to special tax rules, the effect of which may be to accelerate income to us, defer losses, cause adjustments to the holding periods of our investments, convert long-term capital gains into short-term capital gains, convert short-term capital losses into long-term capital losses or have other tax consequences. These rules could affect the amount, timing and character of distributions to shareholders. We do not currently intend to engage in these types of transactions.
A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income.” If our expenses in a given year exceed gross taxable income (e.g., as the result of large amounts of equity-based compensation), we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. Due to these limits on the deductibility of expenses, we may, for tax purposes, have aggregate taxable income for several years that we are required to distribute and that is taxable to our shareholders even if such income is greater than the aggregate net income we actually earned during those years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, you may receive a larger capital gain distribution than you would have received in the absence of such transactions.
Investment income received from sources within foreign countries, or capital gains earned by investing in securities of foreign issuers, may be subject to foreign income taxes withheld at the source. In this regard, withholding tax rates in countries with which the United States does not have a tax treaty are often as high as 35% or more. The United States has entered into tax treaties with many foreign countries that may entitle us to a reduced rate of tax or exemption from tax on this related income and gains. The effective rate of foreign tax cannot be determined at this time since the amount of our assets to be invested within various countries is not now known. Additionally, we do not anticipate being eligible for the special election that allows a RIC to treat foreign income taxes paid by such RIC as paid by its shareholders.
If we acquire stock in certain foreign corporations that receive at least 75% of their annual gross income from passive sources (such as interest, dividends, rents, royalties or capital gain) or hold at least 50% of their total assets in investments producing such passive income (“passive foreign investment companies”), we could be subject to federal income tax and additional interest charges on “excess distributions” received from such companies or gain from the sale of stock in such companies, even if all income or gain actually received by us is timely distributed to our shareholders. We would not be able to pass through to our shareholders any credit or deduction for such a tax. Certain elections may, if available, ameliorate these adverse tax consequences, but any such election requires us to recognize taxable income or gain without the concurrent receipt of cash. We intend to limit and/or manage our holdings in passive foreign investment companies to minimize our tax liability.
Foreign exchange gains and losses realized by us in connection with certain transactions involving non-dollar debt securities, certain foreign currency futures contracts, foreign currency option contracts, foreign currency forward contracts, foreign currencies, or payables or receivables denominated in a foreign currency are subject to Code provisions that generally treat such gains and losses as ordinary income and losses and may affect the amount, timing and character of distributions to our shareholders. Any such transactions that are not directly related to our investment in securities (possibly including speculative currency positions or currency derivatives not used for hedging purposes) could, under future Treasury regulations, produce income not among the types of “qualifying income” from which a RIC must derive at least 90% of its annual gross income.

Failure to Qualify as a RIC

If we fail to satisfy the Annual Distribution Requirement or fail to qualify as a RIC in any taxable year, assuming we do not qualify for or take advantage of certain remedial provisions, we will be subject to tax in that year on all of our taxable income, regardless of whether we make any distributions to our shareholders. In that case, all of our income will be subject to corporate-level federal income tax, reducing the amount available to be distributed to our shareholders. In contrast, assuming we qualify as a RIC, our corporate-level federal income tax liability should be substantially reduced or eliminated. See “Election to be Taxed as a RIC” above.

If we are unable to maintain our status as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to shareholders, nor would they be required to be made. Distributions would generally be taxable to our shareholders as ordinary distribution income eligible for reduced maximum tax rates to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, dividends paid by us to corporate distributees would be eligible for the dividends received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder’s tax basis in our common stock, and any remaining distributions would be treated as a capital gain.

ITEM 1A. RISK FACTORS
The following is a summary of the risk factors that we believe are most relevant to our business. These are factors that, individually or in the aggregate, we think could cause our actual results to differ significantly from anticipated or historical results. If any of the following risks occur, our business, financial condition and results of operations could be materially and adversely affected. In that case, the value of our common stock could decline and shareholders may lose all or part of their investment. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise, unless required by law.
RISKS RELATING TO OUR BUSINESS AND STRUCTURE

Throughout our 19 year history we have never operated as a BDC until we converted on November 12, 2014.

Although Newtek has operated since 1998, we have limited operating history as a BDC. As a result, we can offer no assurance that we will achieve our investment objective and that the value of any investment in our Company will not decline substantially. As a BDC, we are subject to the regulatory requirements of the SEC, in addition to the specific regulatory requirements applicable to BDCs under the 1940 Act and RICs under the Code. Prior to our BDC Conversion, our management did not have any prior experience operating under this BDC regulatory framework, and we may incur substantial additional costs, and expend significant time or other resources, to do so. In addition, we may be unable to generate sufficient revenue from our operations to make or sustain distributions to our shareholders.

Our investment portfolio is recorded at fair value, with our Board having final responsibility for overseeing, reviewing and approving, in good faith, its estimate of fair value and, as a result, there is uncertainty as to the value of our portfolio investments.

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

We compete for investments with other financial institutions and various SMB lenders, as well as other sources of funding. Additionally, competition for investment opportunities has emerged among alternative investment vehicles, such as CLOs, some of which are sponsored by other alternative asset investors, as these entities have begun to focus on making investments in SMBs. As a result of these new entrants, competition for our investment opportunities may intensify. Many of our competitors will be substantially larger and have considerably greater financial, technical and marketing resources than us. For example, some competitors may have a lower cost of capital and access to funding sources that will not be available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we will have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we will be able to offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. Furthermore, many of our competitors will have greater experience operating under, or will not be subject to, the regulatory restrictions that the 1940 Act will impose on us as a BDC, or the source-of-income, asset diversification, and distribution requirements we must satisfy to maintain our tax treatment as a RIC.

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

We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act imposes numerous constraints on the operations of BDCs. For example, BDCs are required to invest at least 70% of their gross assets in specified types of securities, primarily in private companies or thinly-traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Furthermore, any failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, upon approval of a majority of our shareholders, we may elect to withdraw our status as a BDC. If we decide to withdraw our election, or if we otherwise fail to maintain our qualification, as a BDC, we may be subject to the substantially greater regulation under the 1940 Act as a closed-end investment company. Compliance with such regulations would significantly decrease our operating flexibility, and could significantly increase our costs of doing business.

Regulations governing our operation as a BDC affect our ability to raise additional capital and the way in which we do so. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common shareholders. Continuing to expand our debt financing activities in SBA 7(a) loans will require us to raise additional capital. The failure to continue to generate such loans on a consistent basis could have a material impact on our results of operations, and accordingly, our ability to make distributions to our shareholders.

We generally may not issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our Board determines that such sale is in our best interests and in the best interests of our shareholders, and our shareholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the market value of such securities (less any distributing commission or discount). If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our shareholders at that time will decrease, and you may experience dilution.

Because we intend to distribute substantially all of our income to our shareholders to maintain our tax treatment as a RIC, we will continue to need additional capital to finance our growth, and regulations governing our operation as a BDC will affect our ability to, and the way in which we, raise additional capital and make distributions.

As a RIC, we generally are required to distribute substantially all of our ordinary income to meet the Annual Distribution Requirement and the Excise Tax Avoidance Requirement, which consequently increases the need to raise additional debt and equity capital. Furthermore, as a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss. If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred shareholders would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of our common shareholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest.

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

Illustration: The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below:

Assumed Return on Our Portfolio (1) (net of expenses)
	(10)%	(5)%	0%	5%	10%
Corresponding net return to shareholders (2)	(23.28)%	(13.68)%	(4.08)%	5.52%	15.12%
(1) Assumes $401,450,000 in total assets, $176,019,000 in debt outstanding, $209,094,000 in net assets as of December 31, 2016, and an average cost of funds of 4.84%. Actual interest payments may be different.
(2) In order for us to cover our annual interest payments on indebtedness, we must achieve annuals returns on our December 31, 2016 total assets of at least 2.12%.

Our ability to achieve our investment objective may depend in part on our ability to access additional leverage on favorable terms, and there can be no assurance that such additional leverage can in fact be achieved.

To the extent we borrow money to finance our investments, changes in interest rates will affect our cost of capital and net investment income.

To the extent we borrow money to finance investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income in the event we borrow money to finance our investments. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income. We expect that our long-term fixed-rate investments will be financed primarily with equity and/or long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. If we do not implement these techniques properly, we could experience losses on our hedging positions, which could be material. In addition, depending on the frequency and magnitude of rising interest rates, these interest rate increases could negatively impact premiums received on the sale of guaranteed SBA loans, and further, could increase prepayment speeds on outstanding SBA loans, potentially negatively impacting the Company’s financial results.

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

Our Board may change our investment objective, operating policies and strategies without prior notice or shareholder approval, the effects of which may be adverse.

Although we must obtain shareholder approval to cease to be, or withdraw our election as, a BDC, our Board has the authority to modify or waive our investment objective, current operating policies, investment criteria and strategies without prior notice and without shareholder approval. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and value of our stock. However, the effects might be adverse, which could negatively impact our ability to make distributions and cause shareholders to lose all or part of their investment.

We will be subject to corporate-level income tax if we are unable to maintain our qualification as a RIC or are unable to make the distributions required to maintain RIC tax treatment.

Although we have elected to be treated as a RIC commencing with our tax year ending December 31, 2015, no assurance can be given that we will be able to maintain our tax treatment as a RIC in the future. To maintain our tax treatment as a RIC, we must meet certain source-of-income, asset diversification, and distribution requirements.

The income source requirement will be satisfied if we obtain at least 90% of our income for each year from dividends, interest, gains from the sale of stock or securities or similar sources.

The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet those requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of our qualification as a RIC. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses. The annual distribution requirement for a RIC will be satisfied if we distribute to our shareholders on an annual basis at least 90% of our net ordinary income and net short-term capital gains in excess of our net long-term capital losses, if any. Because we use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify as a RIC.

If we fail to qualify for RIC tax treatment for any reason and remain or become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Although we have elected to be treated as a RIC commencing with our tax year ending December 31, 2015, no assurance can be given that we will be able to maintain our tax treatment as a RIC in the future.

We may not be able to pay distributions to our shareholders, our distributions may not grow over time and a portion of our distributions may be a return of capital.

We intend to pay distributions to our shareholders out of assets legally available for distribution. We cannot assure investors that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described in this prospectus. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC can limit our ability to pay distributions. All distributions will be paid at the discretion of our Board and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our Board may deem relevant from time to time. We cannot assure investors that we will pay distributions to our shareholders in the future.

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

For U.S. federal income tax purposes, we are required to include in our taxable income certain amounts that we have not yet received in cash,such as original issue discount, which may arise if we receive warrants in connection with the origination of a loan or possibly in other circumstances, or PIK interest. Such original issue discount or increases in loan balances as a result of contractual PIK arrangements will be included in our taxable income before we receive any corresponding cash payments. We also may be required to include in our taxable income certain other amounts that we will not receive in cash. Since, in certain cases, we may recognize taxable income before or without receiving corresponding cash payments, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain our tax treatment as a RIC. Accordingly, to satisfy our RIC distribution requirements, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities. If we are not able to obtain cash from other sources, we may fail to qualify for tax treatment as a RIC and thus become subject to corporate-level income tax.

We may in the future choose to pay dividends in our own stock, in which case investors may be required to pay tax in excess of the cash they receive.

We may distribute taxable dividends that are payable in part in our stock. In accordance with certain applicable Treasury regulations and private letter rulings issued by the Internal Revenue Service, a RIC may treat a distribution of its own stock as fulfilling the RIC distribution requirements if each shareholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all shareholders must be at least 20% of the aggregate declared distribution. If too many shareholders elect to receive cash, each shareholder electing to receive cash must receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any shareholder, electing to receive cash, receive less than 20% of his or her entire distribution in cash. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. Taxable shareholders receiving such dividends will be required to include the amount of the dividends as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. shareholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. shareholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. shareholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our shareholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.

Internal control deficiencies could impact the accuracy of our financial results or prevent the detection of fraud. As a result, shareholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

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

We and our portfolio companies will be subject to applicable local, state and federal laws and regulations, including, without limitation, federal immigration laws and regulations. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our shareholders, potentially with retroactive effect. Additionally, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth herein and may result in our investment focus shifting from the areas of expertise of our Senior Lending Team and our Executive Committee to other types of investments in which our Senior Lending Team and our Executive Committee may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.

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

If NSBF fails to comply with SBA regulations in connection with the origination, servicing, or liquidation of an SBA 7(a) loan, liability on the SBA guaranty, in whole or part, could be transferred to NSBF.

Since we sell the guaranteed portion of substantially all of our SBA 7(a) loan portfolio, we retain credit risk on the non-guaranteed portion of the SBA loans. We share pro rata with the SBA in any recoveries. In the event of default on an SBA loan, our pursuit of remedies against a borrower is subject to SBA approval.

If we fail to comply with certain of the SBA’s regulations in connection with the origination, servicing, or liquidation of an SBA 7(a) loan, the SBA may be released from liability on its guaranty of a 7(a) loan, and may refuse to honor a guaranty purchase request in full (referred to by SBA as a “denial”) or in part (referred to by SBA as a “repair”), or recover all or part of the funds already paid in connection with a guaranty purchase. In the event of a repair or denial, liability on the guaranty, in whole or part, would be transferred to NSBF. In addition, the growth in the number of loans made by NSBF, changes in SBA regulations and economic factors may adversely impact our current repair and denial rate.

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

Additionally, under current law, SBA 7(a) lenders must share equally with the SBA any SBA 7(a) loan premium in excess of 110% of the par value of such loans. Legislation pending in the U.S. Senate would, among other things, require SBA 7(a) lenders to share equally with the SBA any SBA 7(a) loan premium in excess of 108% of the par value of such loans, thereby decreasing the share of loan premium received by the SBA 7(a) lender. Such legislation also would impose a new fee of 3 basis points on the guaranteed portion of the SBA 7(a) loan. If passed in its present form, the legislation could serve to negatively impact the profitability of SBA 7(a) loans and our financial performance and results of operations.

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

There can be no assurance that NSBF will be able to maintain its status as a PLP or that NSBF can maintain its SBA 7(a) license. If NSBF cannot continue originating and selling government guaranteed loans at current levels, we could experience a decrease in future servicing spreads and earned premiums and negatively impact our results of operations.

Our loans under the Section 7(a) Loan Program involve a high risk of default and such default could adversely impact our results of operations.

Loans to small businesses involve a high risk of default. Such loans are generally not rated by any statistical rating organization. Small businesses usually have smaller product lines and market shares than larger companies and therefore may be more vulnerable to competition and general economic conditions. These businesses’ success typically depends on their management talents and efforts of one person or a small group of persons whose death, disability or resignation would adversely affect the business. Because these businesses frequently have highly leveraged capital structures, reduced cash flow resulting from economic downturns can severely impact the businesses’ ability to meet their obligations, which could impact our results of operations. The portions of Section 7(a) loans to be retained by the Company do not benefit directly from any SBA guarantees; in an event of default, however, the Company and the SBA typically cooperate in collateral foreclosure or other work-out efforts and share in any resulting collections.

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

We are subject to changing rules and regulations of federal and state government as well as the stock exchange on which our common stock is listed. These entities, including the Public Company Accounting Oversight Board, the SEC and the Nasdaq Global Market, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress. Our efforts to comply with existing requirements, or any revised or amended requirements, have resulted in, and may continue to result in, an increase in expenses and a diversion of management’s time from other business activities.

In addition, our failure to keep pace with any such rules, or for our management to appropriately address compliance with such rules fully and in a timely manner, exposes us to an increasing risk of inadvertent non-compliance. While our management team takes reasonable efforts to ensure that the Company is in full compliance with all laws applicable to its operations, the increasing rate and extent of regulatory change increases the risk of a failure to comply, which may result in our ability to operate our business in the ordinary course or may subject us to potential fines, regulatory findings or other matters that may materially impact our business.

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

The U.S. and global capital markets experienced extreme volatility and disruption during the economic downturn that began in mid-2007, and the U.S. economy was in a recession for several consecutive calendar quarters during the same period. In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt, which created concerns about the ability of certain nations to continue to service their sovereign debt obligations. Risks resulting from such debt crisis, including any austerity measures taken in exchange for the bail out of certain nations, and any future debt crisis in Europe or any similar crisis elsewhere could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union (“Brexit”), and, accordingly, on February 1, 2017, the U.K. Parliament voted in favor of allowing the U.K. government to begin the formal process of Brexit. Brexit created political and economic uncertainty and instability in the global markets (including currency and credit markets), and especially in the United Kingdom and the European Union, and this uncertainty and instability may last indefinitely. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal and monetary policies of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets.

Additionally, as a result of the 2016 U.S. election, the Republican Party currently controls both the executive and legislative branches of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Areas subject to potential change, amendment, or repeal include the Dodd-Frank Act and the authority of the Federal Reserve and the Financial Stability Oversight Council. The U.S. may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the U.S. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the U.S. Such actions could have a significant adverse effect on our business, financial condition and results of operations. We cannot predict the effects of these or similar events in the future on the U.S. economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

A failure or the perceived risk of a failure to raise the statutory debt limit of the U.S. could have a material adverse effect on our business, financial condition and results of operations.

Recent U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the U.S. In the future, the U.S. government may not be able to meet its debt payments unless the federal debt ceiling is raised. The federal debt limit has been suspended since November 2, 2015, but the limit is set to be reinstated on March 15, 2017. If legislation increasing the debt ceiling is not enacted, as needed, and the debt ceiling is reached, the U.S. federal government may stop or delay making payments on its obligations, which could negatively impact the U.S. economy and our portfolio companies. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.

We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our securities and our ability to make distributions to our shareholders.

Our business is highly dependent on our communications and information systems. Certain of these systems are provided to us by third party service providers. Any failure or interruption of such systems, including as a result of the termination of an agreement with any such third party service provider, could cause delays or other problems in our activities. This, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our securities and our ability to make distributions to our shareholders.

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

Our business operations and our portfolio companies’ business operations rely upon secure information technology systems for data processing, storage and reporting. Despite careful security and controls design, implementation and updating, such information technology systems could become subject to cyber-attacks. Network, system, application and data breaches could result in operational disruptions or information misappropriation, which could have a material adverse effect on our business, results of operations and financial condition.

In addition, our business operations and our portfolio companies’ business operations involve the storage and transmission of Newtek, portfolio company, customer and employee proprietary information. Our businesses rely on our digital technologies, computer and email systems, software, and networks to conduct operations. Our technologies, systems and networks may become the target of criminal cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information of us, our portfolio companies, or third parties with whom we and our portfolio companies deal, or otherwise disrupt our or our customers’ or other third parties’ business operations. It is critical to our business strategy that our facilities and infrastructure remain secure and are perceived by the marketplace to be secure. Although we employ appropriate security technologies (including data encryption processes, intrusion detection systems), and conduct comprehensive risk assessments and other internal control procedures to assure the security of our and our customers’ data, we cannot guarantee that these measures will be sufficient for this purpose. If our security measures are breached as a result of third-party action, employee error or otherwise, and as a result our or our customers’ data becomes available to unauthorized parties, we could incur liability and our reputation would be damaged, which could lead to the loss of current and potential customers. If we experience any breaches of our network security or sabotage, we might be required to expend significant capital and other resources to detect, remedy, protect against or alleviate these and related problems, and we may not be able to remedy these problems in a timely manner, or at all. Because techniques used by outsiders to obtain unauthorized network access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Although we have insurance in place that covers such incidents, the cost of a breach or cyber-attack could well exceed any such insurance coverage.

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

We and our portfolio companies depend heavily upon computer systems to perform necessary business functions. Despite our portfolio companies implementation of a variety of security measures, our computer systems could be subject to cyber-attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. Like other companies, we and our portfolio companies may experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our and our portfolio company computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our and our portfolio companies’ reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss.
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

Investment in leveraged companies involves a number of significant risks. Leveraged companies in which we invest may have limited financial resources and may be unable to meet their obligations under their loans and debt securities that we hold. Such developments may be accompanied by deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees that we may have obtained in connection with our investment. Smaller leveraged companies also may have less predictable operating results and may require substantial additional capital to support their operations, finance their expansion or maintain their competitive position.

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

We are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore we may invest a significant portion of our assets in a relatively small number of issuers in a limited number of industries. As of December 31, 2016, our three largest investments, Newtek Merchant Solutions, Newtek Technology Solutions and Newtek Payments Solutions equaled approximately 16%, 5% and 5%, respectively, of the fair value of our total assets. Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, relatively few industries may become significantly represented among our investments. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer, changes in fair value over time or a downturn in any particular industry. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company.

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

We do not currently hold controlling equity positions in the majority of our portfolio companies where our investments are in the form of debt, particularly SBA loans. As a result, we are subject to the risk that a portfolio company may make business decisions with which we disagree, and that the management and/or shareholders of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity of the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments.

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
RISKS RELATING TO OUR CONTROLLED PORTFOLIO COMPANIES - NEWTEK MERCHANT SOLUTIONS (NMS) AND NEWTEK PAYMENT SOLUTIONS (PREMIER PAYMENTS)

We could be adversely affected if either of NMS’ two bank sponsors is terminated.

Because NMS is not a bank, it is unable to belong to and directly access the Visa® and MasterCard® bankcard associations. The Visa® and MasterCard® operating regulations require NMS to be sponsored by a bank in order to process bankcard transactions. A bank sponsorship is an agreement under which a financial institution that has a membership with MasterCard®, Visa® or American Express sponsors an independent sales organization, like NMS, that markets credit card processing services to merchants who accept credit cards as a form of payment, gains access to the Visa®, MasterCard®, and American Express networks. NMS is currently sponsored by two banks. If either of the sponsorships is terminated, and NMS is not able to secure or transfer the respective merchant portfolio to a new bank sponsor or sponsors, the business, financial condition, results of operations and cash flows of the electronic payment processing business could be materially adversely affected. If both the sponsorships are terminated and NMS is unable to secure a bank sponsor for the merchant portfolios, it will not be able to process bankcard transactions for the affected portfolios. Consequently, the loss of both of NMS’ sponsorships would have a material adverse effect on our business. Furthermore, NMS’ agreements with sponsoring banks gives the sponsoring banks substantial discretion in approving certain elements of its business practices, including its solicitation, application and qualification procedures for merchants, the terms of their agreements with merchants, the processing fees that they charge, their customer service levels and its use of independent sales organizations and independent sales agents. We cannot guarantee that NMS’ sponsoring banks’ actions under these agreements would not be detrimental to us.

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

Substantially all of the transactions NMS processes involve Visa® or MasterCard®. If NMS, its bank sponsors or its processors fail to comply with the applicable requirements of the Visa® and MasterCard® bankcard associations, Visa® or MasterCard® could suspend or terminate its registration. The termination of NMS’ registration or any changes in the Visa® or MasterCard® rules that would impair its registration could require it to stop providing payment processing services, which would have a material adverse effect on its business and could be detrimental to us.

On occasion, NMS experiences increases in interchange and sponsorship fees. If it cannot pass along these increases to its merchants, its profit margins will be reduced.

NMS pays interchange fees or assessments to bankcard associations for each transaction it processes using their credit, debit and gift cards. From time to time, the bankcard associations increase the interchange fees that they charge processors and the sponsoring banks, which generally pass on such increases to NMS. From time to time, the sponsoring banks increase their fees as well. If NMS is not able to pass these fee increases along to merchants through corresponding increases in its processing fees, its profit margins in this line of business will be reduced.

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

Various agencies, particularly the Federal Trade Commission, have within the past few years attempted to pressure merchants to discontinue or modify various sales or other practices. As a part of the payment processing industry, processors such as NMS could experience pressure and/or litigation aimed at restricting access to credit card sales by such merchants. These efforts could cause an increase in the cost to NMS of doing business or otherwise make its business less profitable and may subject NMS to assess penalties for not taking actions deemed sufficiently aggressive to limit such practices.

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

•
Formal Investigation. If NMS is suspected of violating government statutes, such as the Federal Trade Commission Act or the Telemarketing and Consumer Fraud and Abuse Prevention Act, governmental agencies may formally investigate NMS. As a result of such a formal investigation, criminal or civil charges could be filed against NMS and it could be required to pay significant fines or penalties in connection with such investigation or other governmental investigations. Any criminal or civil charges by a governmental agency, including any fines or penalties, could materially harm NMS’ business, results of operations, financial position and cash flows. Currently, NMS is operating under an order for injunctive relief it voluntarily entered into with the Federal Trade Commission.

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

Despite precautions taken by NTS against possible failure of its systems, interruptions could result from natural disasters, power loss, the inability to acquire fuel for its backup generators, telecommunications failure, terrorist attacks and similar events. NTS also leases telecommunications lines from local, regional and national carriers whose service may be interrupted. NTS’ business, financial condition and results of operations could be harmed by any damage or failure that interrupts or delays its operations. There can be no assurance that NTS’ insurance will cover all of the losses or compensate NTS for the possible loss of clients occurring during any period that NTS is unable to provide service.

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

NTS’ web and cloud services involve the storage and transmission of our customers’, employees’, and portfolio companies’ proprietary information. NTS’ business relies on its digital technologies, computer and email systems, software, and networks to conduct its operations. NTS’ technologies, systems and networks may become the target of criminal cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information of NTS or third parties with whom NTS deals, or otherwise disrupt our or our customers’ or other third parties’ business operations. It is critical to NTS’ business strategy that its facilities and infrastructure remain secure and are perceived by the marketplace to be secure. Although NTS employs appropriate security technologies (including data encryption processes, intrusion detection systems), and conduct comprehensive risk assessments and other internal control procedures to assure the security of our customers’ data, we cannot guarantee that these measures will be sufficient for this purpose. If NTS’ security measures are breached as a result of third-party action, employee error or otherwise, and as a result its customers’ data becomes available to unauthorized parties, NTS and our other portfolio companies could incur liability and its reputation would be damaged, which could lead to the loss of current and potential customers. If NTS experiences any breaches of its network security or sabotage, NTS might be required to expend significant capital and other resources to detect, remedy, protect against or alleviate these and related problems, and it may not be able to remedy these problems in a timely manner, or at all. Because techniques used by outsiders to obtain unauthorized network access or to sabotage systems change frequently and generally are not recognized until launched against a target, NTS may be unable to anticipate these techniques or implement adequate preventative measures. As cyber threats continue to evolve, NTS may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Although NTS has insurance in place that covers such incidents, the cost of a breach or cyber-attack could well exceed any such insurance coverage.

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
RISKS RELATING TO OUR CONTROLLED PORTFOLIO COMPANIES - NEWTEK INSURANCE AGENCY (NIA)

NIA depends on third parties, particularly property and casualty insurance companies, to supply the products marketed by its agents.

NIA contracts with property and casualty insurance companies typically provide that the contracts can be terminated by the supplier without cause. NIA’s inability to enter into satisfactory arrangements with these suppliers or the loss of these relationships for any reason would adversely affect the results of its insurance business. Also, NIA’s inability to obtain these products at competitive prices could make it difficult for it to compete with larger and better capitalized providers of such insurance services.

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

NIA earns commissions on the sale of insurance products. Commission rates and premiums can change based on the prevailing economic and competitive factors that affect insurance underwriters. In addition, the insurance industry has been characterized by periods of intense price competition due to excessive underwriting capacity and periods of favorable premium levels due to shortages of capacity. We cannot predict the timing or extent of future changes in commission rates or premiums or the effect any of these changes will have on the operations of NIA.
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

Credit risk in ACH payments arises when a party to a contract fails to deposit funds required to settle the contract. This can occur if a client of NPS suffers losses, enters into bankruptcy or defrauds NPS. In such an event, NPS could bear the financial burden of settling the customer’s contract.

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

NPS generally determines the availability of customer (employer) funds prior to making payments to employees or taxing authorities, and such employer funds are generally transferred in to its accounts prior to making payments out. Due to the structure of the banking system however, there are times when NPS may make payroll or tax payments and not immediately receive the funds to do so from the employer. There can be no assurance that the procedures NPS has in place to prevent these occurrences or mitigate the damages will be sufficient to prevent loss to its business. In addition, NPS could incur unreimbursed costs or damages due to delays in processing customer payrolls or payroll taxes in a timely manner.

RISKS RELATING TO OUR CONTROLLED PORTFOLIO COMPANIES - NEWTEK BUSINESS CREDIT SOLUTIONS (NBC)

An unexpected level of defaults in NBC’s accounts receivables, inventory or SBA 504 loan portfolios would reduce its income and increase its expenses.

If NBC’s level of non-performing assets in its receivable financing, inventory financing or SBA 504 lending business rises in the future, it could adversely affect its revenue, earnings and cash flow. Non-performing assets primarily consist of receivables for which the customer has not made timely payment. In certain situations, NBC may restructure the receivable to permit such a customer to have smaller payments over a longer period of time. Such a restructuring or non-payment by a receivables or inventory customer will result in lower revenue and less cash available for NBC’s operational activities.

NBC’s reserve for credit losses may not be sufficient to cover unexpected losses.

NBC’s business depends on the behavior of its customers. In addition to its credit practices and procedures, NBC maintains a reserve for credit losses on its accounts receivable and inventory portfolios, which it has judged to be adequate given the receivables it purchases. NBC periodically reviews its reserve for adequacy considering current economic conditions and trends, charge-off experience and levels of non-performing assets, and adjusts its reserve accordingly. However, because of recent unstable economic conditions, its reserves may prove inadequate, which could have a material adverse effect on its financial condition and results of operations.

NBC depends on outside financing to support its receivables financing and inventory business.

NBC’s receivables and inventory financing business depends on outside financing to support its acquisition of receivables. Termination of the credit lines for any reason would have a material adverse effect on its business, including but not limited to, the liquidation of its receivables portfolios to pay down the lines. If funds from such sale were insufficient to completely pay down the line of credit, NBC would be responsible for any short fall.

We are a guarantor on a bank line of credit held at NBC to fund receivables and inventory financing, with maximum borrowings under the line of credit of $15,000,000 as of January 30, 2017. At December 31, 2016, total principal owed by NBC was $9,847,000. NBC also entered into an additional line of credit to fund SBA 504 loans extended by NBC (the “504 Facility”). The maximum amount of the 504 Facility is up to $35,000,000, depending upon syndication. At December 31, 2016, total principal owed by NBC was $2,311,000. The 504 Facility specifies certain events of default, pursuant to which all outstanding amounts under the 504 Facility could become immediately due and payable. We have guaranteed NBC’s obligations under the 504 Facility. If NBC defaults on these lines of credit, we would be required to make payments under the guarantees, which could have a material adverse effect on our financial condition and results of operations.

In addition, if NBC loses either of these lines of credit and NBC is unable to renew or replace these lines of credit, it would materially impact the business of NBC and have a material adverse effect on its financial condition and results of operations.

LEGAL PROCEEDINGS - PORTFOLIO COMPANIES

Our portfolio companies may, from time to time, be involved in various legal matters, including the currently pending case  — Federal Trade Commission v. WV Universal Management, LLC et al., which may have an adverse effect on their operations and/or financial condition.

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

On June 14, 2016, the United States Court of Appeals for the Eleventh Circuit vacated the Court’s order awarding joint and several liability for equitable monetary relief in the amount of approximately $1,735,000 against UPSW, and remanded the case to the Court for findings of fact and conclusions of law as to whether and why UPSW should be jointly and severally liable for restitution, and in what amount, if any. On October 18, 2016, the Court ordered that the $1,735,000 payment be returned to UPSW. On October 26, 2016, the Court entered an equitable monetary judgment against UPSW for approximately $1,735,000. UPSW in in the process of appealing the judgment.

UPSW instituted an action against a former independent sales agent in Wisconsin state court for, among other things, breach of contract. The former sales agent answered the complaint and filed counterclaims against UPSW. The court recently granted certain aspects of defendants’ motions for summary judgment, dismissing certain of the claims asserted by UPSW. The case has been stayed pending the outcome of UPSW’s appeal of certain matters to the Wisconsin Supreme Court. UPSW intends to vigorously pursue its claims against the former sales agent and defend the counterclaims asserted.
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

Because our Capcos are subject to requirements under state law, a failure of any of them to meet these requirements could subject the Capco and our shareholders to the loss of one or more Capcos.

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
RISKS RELATING TO OUR SECURITIES
As of December 31, 2016, our CEO beneficially owns approximately 7% of our common stock, and may be able to exercise significant influence over the outcome of most shareholder actions.

Because of his ownership of our stock, Barry Sloane, our Chairman, Chief Executive Officer and President, may be able to exercise significant influence over actions requiring shareholder approval, including the election of directors, the adoption of amendments to the certificate of incorporation, approval of stock incentive plans and approval of major transactions such as a merger or sale of assets. This could delay or prevent a change in control of the Company, deprive our shareholders of an opportunity to receive a premium for their common stock as part of a change in control and have a negative effect on the market price of our common stock.
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
Future issuances of our common stock or other securities, including preferred shares, may dilute the per share book value of our common stock or have other adverse consequences to our common shareholders.

Our Board has the authority, without the action or vote of our shareholders, to issue all or part of the approximately 185,376,056 authorized but unissued shares of our common stock. Our business strategy relies upon investments in and acquisitions of businesses using the resources available to us, including our common stock. Additionally, we anticipate granting additional options or restricted stock awards to our employees and directors in the future. Absent exemptive relief, a BDC generally may not issue restricted stock to its directors, officers and employees. In May 2016, the SEC issued an order granting the Company’s request for exemptive relief to allow us to amend our equity compensation plan and make such grants and awards, subject to shareholder approval. We may also issue additional securities, through public or private offerings, in order to raise capital. Future issuances of our common stock will dilute the percentage of ownership interest of current shareholders and could decrease the per share book value of our common stock. In addition, option holders may exercise their options at a time when we would otherwise be able to obtain additional equity capital on more favorable terms. In July 2016, our shareholders approved the amendments to our equity compensation plan, and certain restricted stock awards granted thereunder.

We may also issue additional securities, through public or private offerings, in order to raise capital. Future issuances of our common stock will dilute the percentage of ownership interest of current shareholders and could decrease the per share book value of our common stock. In addition, option holders may exercise their options at a time when we would otherwise be able to obtain additional equity capital on more favorable terms.

Pursuant to our amended and restated charter, our Board is authorized to classify any unissued shares of stock and reclassify any previously classified but unissued shares of stock of any class or series from time to time, into one or more classes or series of stock, including preferred stock. If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred shareholders would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of our common shareholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest. We will not generally be able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then current net asset value per share of our common stock if our Board determines that such sale is in our best interests and in the best interests of our shareholders, and our shareholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the market value of such securities (less any distributing commission or discount). If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our shareholders at that time will decrease, and you may experience dilution.

Our shareholders may experience dilution upon the repurchase of common shares.

The Company has instituted programs which allow the Company to repurchase the Company’s outstanding common shares on the open market. Under the programs, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. On May 11, 2016, the Company announced that its Board approved a new share repurchase program under which the Company was able to repurchase up to 150,000 of the Company’s outstanding common shares on the open market. This program terminated on November 11, 2016. On November 21, 2016 the Company announced that its Board approved a new share repurchase program under which the Company may repurchase up to 200,000 of the Company’s outstanding common shares on the open market. Unless extended or terminated by the Board, the Company expects the termination date for this new repurchase program will be on May 21, 2017. If we were to repurchase shares at a price above net asset value, such repurchases would result in an immediate dilution to existing common shareholders due to a reduction in our earnings and assets due to the repurchase that is greater than the reduction in total shares outstanding. During the year ended December 31, 2016, the Company repurchased and retired 70,000 common shares in open market transactions for approximately $866,000.
The authorization and issuance of “blank check” preferred shares could have an anti-takeover effect detrimental to the interests of our shareholders.

Our certificate of incorporation allows our Board to issue preferred shares with rights and preferences set by the Board without further shareholder approval. The issuance of these “blank check” preferred shares could have an anti-takeover effect detrimental to the interests of our shareholders. For example, in the event of a hostile takeover attempt, it may be possible for management and the Board to impede the attempt by issuing the preferred shares, thereby diluting or impairing the voting power of the other outstanding common shares and increasing the potential costs to acquire control of us. Our Board has the right to issue any new shares, including preferred shares, without first offering them to the holders of common shares, as they have no preemptive rights.
Our business and operation could be negatively affected if we become subject to any securities litigation or shareholder activism, which could cause us to incur significant expense, hinder execution of investment strategy and impact our stock price.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Stockholder activism, which could take many forms or arise in a variety of situations, has been increasing in the BDC space recently. While we are currently not subject to any securities litigation or shareholder activism, due to the potential volatility of our stock price and for a variety of other reasons, we may in the future become the target of securities litigation or shareholder activism. Securities litigation and shareholder activism, including potential proxy contests, could result in substantial costs and divert management’s and our board of directors’ attention and resources from our business. Additionally, such securities litigation and shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist shareholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and shareholder activism.

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

The SEC staff has taken the position that, under the 1940 Act, an investment company may not avail itself of the Control Share Act. As a result, we will amend our bylaws to be subject to the Control Share Act only if the board of directors determines that it would be in our best interests and, after notification, the SEC staff does not object to our determination that our being subject to the Control Share Act does not conflict with the 1940 Act. If such conditions are met, and we amend our bylaws to repeal the exemption from the Control Share Acquisition Act, the Control Share Acquisition Act also may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such a transaction.

We have also adopted measures that may make it difficult for a third party to obtain control of us, including provisions of our charter classifying our Board in three classes serving staggered three-year terms and authorizing our Board to classify or reclassify shares of our stock in one or more classes or series, to cause the issuance of additional shares of our stock, to amend our charter without shareholder approval and to increase or decrease the number of shares of stock that we have authority to issue. These provisions, as well as other provisions of our charter and bylaws, may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our shareholders.

Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.

All of the common stock held by our executive officers and directors, represents approximately 1,195,571 shares, or approximately 8% of our total outstanding shares as of December 31, 2016. Such shares are generally freely tradable in the public market. Sales of substantial amounts of our common stock, or the availability of such common stock for sale, could adversely affect the prevailing market prices for our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of securities should we desire to do so.

If we issue preferred stock, the net asset value and market value of our common stock will likely become more volatile.

We cannot assure you that the issuance of preferred stock would result in a higher yield or return to the holders of our common stock. The issuance of preferred stock would likely cause the net asset value and market value of the common stock to become more volatile. If the dividend rate on the preferred stock were to approach the net rate of return on our investment portfolio, the benefit of leverage to the holders of the common stock would be reduced. If the dividend rate on the preferred stock were to exceed the net rate of return on our portfolio, the leverage would result in a lower rate of return to the holders of common stock than if we had not issued preferred stock. Any decline in the net asset value of our investments would be borne entirely by the holders of common stock. Therefore, if the market value of our portfolio were to decline, the leverage would result in a greater decrease in net asset value to the holders of common stock than if we were not leveraged through the issuance of preferred stock. This greater net asset value decrease would also tend to cause a greater decline in the market price for the common stock. We might be in danger of failing to maintain the required asset coverage of the preferred stock or of losing our ratings, if any, on the preferred stock or, in an extreme case, our current investment income might not be sufficient to meet the dividend requirements on the preferred stock. To counteract such an event, we might need to liquidate investments to fund a redemption of some or all of the preferred stock. In addition, we would pay (and the holders of common stock would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred stock, including higher advisory fees if our total return exceeds the dividend rate on the preferred stock. Holders of preferred stock may have different interests than holders of common stock and may at times have disproportionate influence over our affairs.

Stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current net asset value per share of our common stock or issue securities to subscribe to, convert to or purchase shares of our common stock.

The 1940 Act prohibits us from selling shares of our common stock at a price below the current net asset value per share of such stock, with certain exceptions. One such exception is prior shareholder approval of issuances below net asset value provided that our Board makes certain determinations. On July 27, 2016, at our Special Meeting of Shareholders, our shareholders approved a proposal that authorizes us to sell up to 20% of our common stock at a price below the Company’s then-current net asset value per share, subject to certain conditions. Any decision to sell shares of our common stock below the then current net asset value per share of our common stock or securities to subscribe to, convert to, or purchase shares of our common stock would be subject to the determination by our Board that such issuance is in our and our shareholders’ best interests.

If we were to sell shares of our common stock below net asset value per share, such sales would result in an immediate dilution to the net asset value per share. This dilution would occur as a result of the sale of shares at a price below the then current net asset value per share of our common stock and a proportionately greater decrease in a shareholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance. In addition, if we issue securities to subscribe to, convert to or purchase shares of common stock, the exercise or conversion of such securities would increase the number of outstanding shares of our common stock. Any such exercise would be dilutive on the voting power of existing shareholders, and could be dilutive with regard to dividends and our net asset value, and other economic aspects of the common stock. Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect cannot be predicted; however, the example below illustrates the effect of dilution to existing shareholders resulting from the sale of common stock at prices below the net asset value of such shares.

RISKS RELATING TO OUR PUBLICLY-TRADED DEBT

The 7.50% Notes due 2022 (the “2022 Notes”) and the 7.00% Notes due 2021 (the “2021 Notes,” and together with the 2022 Notes, the “Notes”) are unsecured and therefore are effectively subordinated to any secured indebtedness we have outstanding or may incur in the future.

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

•
with respect to the 2021 Notes, pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the 2021 Notes, including subordinated indebtedness, in each case other than dividends, purchases, redemptions or payments that would cause a violation of Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act as in effect immediately prior to the issuance of the 2021 Notes, we will not declare any dividend (except a dividend payable in stock of the issuer), or declare any other distribution, upon a class of the capital stock of the Company, or purchase any such capital stock, unless, in every such case, at the time of the declaration of any such dividend or distribution, or at the time of any such purchase, the Company has an asset coverage (as defined in the 1940 Act) of at least 200% after deducting the amount of such dividend, distribution or purchase price, as the case may be, and giving effect, in each case, (i) to any exemptive relief granted to the Company by the SEC and (ii) to any no-action relief granted by the SEC to another business development company (or to the Company if it determines to seek such similar no-action or other relief) permitting the business development company to declare any cash dividend or distribution notwithstanding the prohibition contained in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act in order to maintain such business development company’s status as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended;

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

In addition, the indentures does not require us to offer to purchase the Notes in connection with a change of control, asset sale or any other event.

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

In addition, on November 21, 2016, the Company announced that its Board approved a repurchase program under which the Company may repurchase up to 10%, or $832,400 in aggregate principal amount, of its 7.50% Notes due 2022 and up to 10%, or $4,025,000 in aggregate principal amount, of its 7.00% Notes due 2021 through open market purchases, including block purchases, in such manner as will comply with the provisions of the 1940 Act and the Exchange Act. Unless extended or terminated by the Board, the Company expects the termination date for the repurchase plan will be on May 21, 2017.

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

As a BDC, under the 1940 Act we generally are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). Pending legislation in the U.S. House of Representatives, if passed, would modify this section of the 1940 Act and increase the amount of debt that BDCs may incur by modifying the asset coverage percentage from 200% to 150%. As a result, we may be able to incur additional indebtedness in the future and therefore your risk of an investment in us may increase.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
We conduct our principal business activities in facilities leased from unrelated parties at market rates. Our headquarters are located in Lake Success, New York. Our operating subsidiaries have properties which are material to the conduct of their business as noted below. In addition, our Capcos maintain offices in each of the states in which they operate.
Below is a list of our leased offices and space as of December 31, 2016 which are material to the conduct of our business:

Location	Lease expiration	Purpose	Approximate square feet

1981 Marcus Avenue Lake Success, NY 11042	April 2027	Newtek Business Services, NSBF, accounting, sales and human resources, NY Capco offices and portfolio companies offices	36,000
4 Park Plaza Irvine, CA 92614	March 2018	NSBF office - lending operations	3,300
5901 Broken Sound Parkway NW Boca Raton, FL 33487	August 2018	NSBF lending operations	3,800
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

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Price Range of Common Stock
Our common stock is traded on the Nasdaq Global Market under the symbol “NEWT.” High and low prices for the common stock over the previous two years are set forth below, based on the highest and lowest intraday sales price per share during that period.

	Price Range
	High	Low
2015
First Quarter	$19.95	$14.06
Second Quarter	$18.85	$16.42
Third Quarter	$19.82	$14.66
Fourth Quarter	$19.18	$12.80

2016
First Quarter	$14.51	$9.37
Second Quarter	$13.36	$11.83
Third Quarter	$14.44	$12.26
Fourth Quarter	$16.09	$13.76
The last reported price for our common stock on March 9, 2017 was $16.85 per share. As of March 9, 2017 there were approximately 118 shareholders of record.
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

We did not engage in any sales of unregistered securities during the years ended December 31, 2016 or 2014.

Distributions

In order to be subject to tax as a RIC, we must distribute to our shareholders, in respect of each taxable year, dividends for U.S. federal income tax purposes of an amount generally at least equal to the Annual Distribution Requirement. Upon satisfying this requirement in respect of a taxable year, we generally will not be subject to corporate taxes on any income we distribute to our shareholders as dividends for U.S. federal income tax purposes.

However, as a RIC we will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income and gains unless we make distributions treated as dividends for U.S. federal income tax purposes in a timely manner to our shareholders in respect of each calendar year of an amount at least equal to the Excise Tax Avoidance Requirement. We will not be subject to this excise tax on any amount on which we incurred U.S. federal corporate income tax (such as the tax imposed on a RIC’s retained net capital gains).

Depending on the level of taxable income earned in a taxable year, we may choose to carry over taxable income in excess of current taxable year distributions treated as dividends for U.S. federal income tax purposes from such taxable income into the next taxable year and incur a 4% excise tax on such taxable income, as required. The maximum amount of excess taxable income that may be carried over for distribution in the next taxable year under the Code is the total amount of distributions treated as dividends for U.S. federal income tax purposes paid in the following taxable year, subject to certain declaration and payment guidelines. To the extent we choose to carry over taxable income into the next taxable year, distributions declared and paid by us in a taxable year may differ from our taxable income for that taxable year as such distributions may include the distribution of current taxable year taxable income, the distribution of prior taxable year taxable income carried over into and distributed in the current taxable year, or returns of capital.

We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings. Our ability to make distributions will be limited by the asset coverage requirements under the 1940 Act.  See “Item 1. Business— Regulation.”

The following table summarizes the Company's dividend declarations and distributions during the years ended December 31, 2016 and 2015. There were no dividend declarations or distributions for the periods November 12, 2014 through December 31, 2014 or January 1, 2014 through November 11, 2014.

Record Date	Payment Date	Distribution Declared
March 30, 2015	April 13, 2015	$0.39
June 29, 2015	July 15, 2015	$0.47
October 22, 2015	November 3, 2015	$0.50
November 18, 2015 (1)	December 31, 2015	$2.69
January 7, 2016	January 19, 2016	$0.40
March 22, 2016	March 31, 2016	$0.35
June 20, 2016	June 30, 2016	$0.35
September 20, 2016	September 30, 2016	$0.43
December 15, 2016	December 30, 2016	$0.40
		$5.98
(1) The Special dividend was declared as a result of the Company’s RIC election for tax year 2015 and represents the distribution of 100% of the Company's accumulated earnings and profits through December 31, 2014. Pursuant to applicable Treasury Regulation and IRS guidance, the dividend was payable up to 27% in cash and at least 73% in newly issued shares of our common stock.

Our Board maintains a variable distribution policy with the objective of distributing four quarterly distributions in an amount that approximates 90 - 100% of our taxable quarterly income or potential annual income for a particular taxable year. In addition, at the end of our taxable year, our Board may choose to pay an additional special distribution, or fifth distribution, so that we may distribute approximately all of our annual taxable income in the taxable year in which it was earned, or may elect to maintain the option to spill over our excess taxable income into the following taxable year as part of any future distribution payments.

Distributions in excess of our current and accumulated earnings and profits would generally be treated first as a return of capital to the extent of a shareholder’s tax basis in our shares, and any distributions paid in excess of a shareholder’s tax basis in our shares would generally be treated as a capital gain. The determination of the tax attributes of our distributions is made annually as of the end of our taxable year and is generally based upon our taxable income for the full taxable year and distributions paid for the full taxable year. Of the distributions declared during the years ended December 31, 2016 and 2015, 100% were distributions derived from our current and accumulated earnings and profits. There can be no certainty to shareholders that this determination is representative of the tax attributes of the 2017 distributions that we anticipate would be made to shareholders.

We maintain an “opt-out” dividend reinvestment plan for our common shareholders. As a result, if we declare a distribution, cash distributions will be automatically reinvested in additional shares of our common stock unless the shareholder specifically “opts out” of the dividend reinvestment plan and chooses to receive cash distributions.  During 2016 and 2015, the Company issued 57,500 and 16,600 shares, respectively, of common stock to shareholders in connection with the dividend reinvestment plan.
Securities authorized for issuance under equity compensation plans as of December 31, 2016:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	None	None	2,797,256 shares

Equity compensation plans not approved by security holders	None	None	None

Stock Performance Graph

The following graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index, the NASDAQ Composite Index, the Russell 2000, and S&P Small Cap 600 for the period from December 31, 2011 through December 31, 2016. The graph assumes that, on January 1, 2012, a person invested $100 in each of our common stock, the Nasdaq Composite, S&P 500 Index, Russell 2000 and S&P Small Cap 600. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

ITEM 6. SELECTED FINANCIAL DATA.
The following selected statements of operations and balance sheet data have been derived from the audited financial statements for each of the five years ended December 31, 2016. The Consolidated Financial Statements for the years ended December 31, 2016 and 2015, the period from November 12, 2014 to December 31, 2014, the period from January 1, 2014 to November 11, 2014 and the year ended December 31, 2013 have been audited by RSM US LLP. The Consolidated Financial Statements for

the two years ended December 31, 2012 (not separately presented herein) have been audited by CohnReznick LLP. The selected financial data set forth below should be read in conjunction with, and is qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements, including the Notes thereto, available at www.sec.gov.

	As a Business Development Company			Prior to becoming a Business Development Company
	2016	2015	November 12, 2014 to December 31, 2014	January 1, 2014 to November 11, 2014	2013	2012
Statement of Operations Data:
Investment income	$30,965	$26,070	$1,976	$—	$—	$—
Operating revenues	—	—	—	131,847	143,593	131,130
Expenses	40,225	32,255	4,305	121,036	131,319	120,570
Net investment loss	(9,260)	(6,185)	(2,523)	—	—	—
Net increase in net assets	27,305	35,736	681	—	—	—
Net income	—	—	—	3,208	7,151	5,557
Net realized and unrealized gains (losses)	36,565	41,921	3,204	(3,668)	(1,205)	(1,121)
Per Share Data:
Net investment loss	$(0.64)	$(0.57)	$(0.33)	$—	$—	$—
Net increase in net assets	$1.88	$3.32	$0.09	$—	$—	$—
Basic earnings per share	$—	$—	$—	$0.45	$1.07	$0.79
Diluted earnings per share	$—	$—	$—	$0.45	$0.99	$0.77
Dividends declared	$1.53	$4.45	$—	$—	$—	$—
Balance Sheet Data (at end of period):
Investments, at fair value	$345,224	$266,874	$233,462	N/A	$83,685	$43,951
Total assets	$401,450	$352,430	$301,832	N/A	$198,612	$152,742
Total debt	$171,242	$131,761	$122,543	N/A	$101,358	$61,862
Total liabilities	$192,356	$148,481	$135,414	N/A	$121,603	$83,840
Net assets/shareholders' equity	$209,094	$203,949	$166,418	N/A	$77,009	$68,902
Common shares outstanding at end of period	14,624	14,509	10,206	N/A	7,077	7,036
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

Executive Overview

We are a leading national non-bank lender and own and control certain portfolio companies under the Newtek® brand (our “controlled portfolio companies,” as defined below) that provide a wide range of business and financial products to small- and medium-sized businesses (“SMBs”). Newtek's products and services include: Business Lending, including U.S. Small Business Administration (“SBA”) 7(a) and 504 lending, Electronic Payment Processing, Managed Technology Solutions (Cloud Computing), eCommerce, Accounts Receivable and Inventory Financing, The Secure Gateway, The Newtek Advantage®, personal and commercial Insurance Services, Web Services, Data Backup, Store and Retrieval and Payroll and Benefits Solutions to SMB accounts nationwide across all industries. We have an established and reliable platform that is not limited by client size, industry type, or location. As a result, we believe we have a strong and diversified client base across every state in the U.S and across a variety of different industries. In addition, we have developed a financial and technology based business model that enables us and our controlled portfolio companies to acquire and process our SMB clients in a very cost effective manner. This capability is supported in large part by NewTracker®, our patented prospect management technology software, which is similar to but we believe better than the system popularized by Salesforce.com. We believe that this technology and business model distinguishes us from our competitors.

We consolidate the following wholly-owned subsidiaries:

•	Newtek Small Business Finance, LLC

•	Newtek Asset Backed Securities, LLC

•	The Whitestone Group, LLC

•	Wilshire Colorado Partners, LLC

•	Wilshire DC Partners, LLC

•	Wilshire Holdings I, Inc.

•	Wilshire Louisiana Bidco, LLC

•	Wilshire Louisiana Partners II, LLC

•	Wilshire Louisiana Partners III, LLC

•	Wilshire Louisiana Partners IV, LLC

•	Wilshire New York Advisers II, LLC

•	Wilshire New York Partners III, LLC

•	Wilshire New York Partners IV, LLC

•	Wilshire New York Partners V, LLC

•	Wilshire Partners, LLC

•	CCC Real Estate Holdings, LLC

•	Banc-Serv Acquisition Inc.

•	Exponential Business Development Co., Inc.

•	Newtek LSP Holdco, LLC

•	Newtek Business Services Holdco 1, Inc.

Our common shares are currently listed on the Nasdaq Global Market under the symbol “NEWT”.

NSBF has been granted Preferred Lender Program (“PLP”) status and originates, sells and services SBA 7(a) small business loans and is authorized to place SBA guarantees on loans without seeking prior SBA review and approval. Being a national lender, PLP status allows NSBF to expedite the origination of loans since NSBF is not required to present applications to the SBA for concurrent review and approval. The loss of PLP status could adversely impact our marketing efforts and ultimately our loan origination volume which could negatively impact our results of operations.

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

We regularly engage in discussions with third parties with respect to various potential transactions. We may acquire an investment or a portfolio of investments or an entire company or sell a portion of our portfolio on an opportunistic basis. We, our subsidiaries, or our affiliates may also agree to manage certain other funds that invest in debt, equity or provide other financing or services to companies in a variety of industries for which we may earn management or other fees for our services. We may also invest in the equity of these funds, along with other third parties, from which we would seek to earn a return and/or future incentive allocations. Some of these transactions could be material to our business. Consummation of any such transaction will be subject to completion of due diligence, finalization of key business and financial terms (including price) and negotiation of final definitive documentation as well as a number of other factors and conditions including, without limitation, the approval of our board of directors and required regulatory or third party consents and, in certain cases, the approval of our shareholders. Accordingly, there can be no assurance that any such transaction would be consummated. Any of these transactions or funds may require significant management resources either during the transaction phase or on an ongoing basis depending on the terms of the transaction.

In June 2016, we invested $5,400,000 in exchange for 100% of the membership interests in BSP, a new wholly owned and controlled portfolio company.  BSP provides over 350 lending institutions with outsourced solutions for the entire SBA lending process, including credit analysis, structuring and eligibility, packaging, closing compliance and servicing.

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

Loan Portfolio Asset Quality and Composition

The following table sets forth distribution by business type of the Company’s SBA 7(a) unguaranteed loan portfolio at December 31, 2016 (in thousands):

Distribution by Business Type
Business Type	# of Loans	Balance	Average Balance	% of Balance
Existing Business	921	$177,430	$193	80.7%
Business Acquisition	169	30,454	180	13.9%
Start-Up Business	138	11,900	86	5.4%
Total	1,228	$219,784	$179	100.0%

The following table sets forth distribution by borrower’s credit score of the Company’s SBA 7(a) unguaranteed loan portfolio at December 31, 2016 (in thousands):

Distribution by Borrower Credit Score
Credit Score	# of Loans	Aggregate Balance	Average Balance	% of Balance
500 to 550	17	$2,036	$120	0.9%
551 to 600	38	6,748	178	3.1%
601 to 650	160	32,912	206	15.0%
651 to 700	344	64,923	189	29.5%
701 to 750	372	67,006	180	30.5%
751 to 800	250	39,600	158	18.0%
801 to 850	40	4,124	103	1.9%
Not available	7	2,435	348	1.1%
Total	1,228	$219,784	$179	100.0%

The following table sets forth distribution by primary collateral type of the Company’s SBA 7(a) unguaranteed loan portfolio at December 31, 2016 (in thousands):

Distribution by Primary Collateral Type
Collateral Type	# of Loans	Aggregate Balance	Average Balance	% of Balance
Commercial Real Estate	589	$133,263	$226	60.6%
Machinery and Equipment	201	37,426	186	17.0%
Residential Real Estate	264	21,211	80	9.7%
Other	45	13,822	307	6.3%
Accounts Receivable and Inventory	80	12,075	151	5.5%
Liquid Assets	15	667	44	0.3%
Unsecured	23	883	38	0.4%
Furniture and Fixtures	11	437	40	0.2%
Total	1,228	$219,784	$179	100.0%
The following table sets forth distribution by days delinquent of the Company’s SBA 7(a) unguaranteed loan portfolio at December 31, 2016 (in thousands):

Distribution by Days Delinquent
Delinquency Status	# of Loans	Aggregate Balance	Average Balance	% of Balance
Current	1,119	$199,170	$178	90.6%
1 to 30 days	35	3,680	105	1.7%
31 to 60 days	7	1,570	224	0.7%
61 to 90 days	—	—	—	—%
91 days or greater	67	15,364	229	7.0%
Total	1,228	$219,784	$179	100.0%
Comparison of the year ended December 31, 2016 and 2015
Investment Income

(in thousands)	December 31, 2016	December 31, 2015	Change
Investment income:
Interest income	$11,518	$9,201	$2,317
Dividend income	10,573	10,218	355
Servicing income	6,160	4,611	1,549
Other income	2,714	2,040	674
Total investment income	$30,965	$26,070	$4,895
Interest Income
The increase in interest income was attributable to the average outstanding performing portfolio of SBA non-affiliate investments increasing to $176,210,000 from $136,964,000 for the years ended December 31, 2016 and 2015, respectively, as well as the increase in the Prime Rate from 3.25% to 3.50% in December 2015. The increase in the average outstanding performing portfolio resulted from the origination of new SBA non-affiliate investments year over year.

Dividend Income
Dividend income is dependent on portfolio company earnings. Current year dividend income may not be indicative of future year dividend income.
The increase in dividend income is primarily related to an increase of dividends generated from Premier of $1,135,000, an increase of $682,000 in dividends generated from NTS, an increase of $348,000 in dividends generated from SBL, an increase of $210,000 in dividends generated from UPSW, and $300,000 of dividends generated from BSP, a new wholly owned controlled portfolio company investment we made in June 2016. These increases were offset by one-time dividends of $1,080,000 and $1,162,000 received from Exponential Business Development Co., Inc. and Summit Systems and Designs, LLC, respectively in 2015, both of which are no longer operating portfolio company businesses.
NSBF Servicing Portfolio and Related Servicing Income
The following table represents NSBF originated servicing portfolio and servicing income earned for the years ended December 31, 2016 and 2015:

(in thousands):	December 31, 2016	December 31, 2015	Change
Total NSBF originated servicing portfolio (1)	$960,517	$768,588	$191,929
Total servicing income earned	$6,160	$4,611	$1,549
(1) Of this amount, the total average NSBF originated portfolio earning servicing income was $633,126,000 and $520,794,000 for the years ended December 31, 2016 and 2015, respectively.
The increase in servicing income was attributable to the increase in total portfolio investments for which we earn servicing income. The portfolio earning servicing income increased $112,332,000 year over year. The increase was a direct result of increased investments in SBA 7(a) non-affiliate investments from 2015 to 2016.
Other Income
Other income relates primarily to legal, packaging, prepayment, and late fees earned from SBA loans. The increase is related to the increase in the number of loans funded to 402 for the year ended December 31, 2016 from 292 during the year ended December 31, 2015. This increase resulted in an increase in legal and packaging fees earned on such loans.
Expenses:

(in thousands)	December 31, 2016	December 31, 2015	Change
Salaries and benefits	$15,234	$12,753	$2,481
Interest	8,440	6,479	1,961
Depreciation and amortization	296	326	(30)
Other general and administrative costs	16,255	12,697	3,558
Total expenses	$40,225	$32,255	$7,970
Salaries and Benefits
Salaries and benefits increased $2,481,000 primarily due to an increase in employees at NSBF performing underwriting, processing, closing and servicing functions as a result of the increase in annual loan originations. The increase was also attributable to $577,000 of stock based compensation expense incurred during the year ended December 31, 2016 related to the issuance of restricted stock awards to employees. No stock based compensation expense was incurred during the year ended December 31, 2016.
Interest Expense
The following is a summary of interest expense by facility for the years ended December 31, 2016 and 2015:

(in thousands)	December 31, 2016	December 31, 2015	Change
Notes payable - Securitization Trusts	$3,976	$3,810	$166
Bank notes payable	1,267	1,166	101
Capital One term loan and line of credit (NBS)	—	564	(564)
Notes due 2022	708	192	516
Notes due 2021	2,181	—	2,181
Notes payable - related parties	260	621	(361)
Notes payable in credits in lieu of cash	43	80	(37)
Other	5	46	(41)
Total interest expense	$8,440	$6,479	$1,961

In September 2015 and April 2016, the Company issued $8,324,000 of 7.50% Notes due 2022, and $40,250,000 of 7.00% Notes due 2021, respectively. The Company incurred $2,889,000 in related interest expense during the year ended December 31, 2016 on the Notes. The increase is attributed to incurring a full year of interest expense on the Notes due 2022 and the issuance of the Notes due 2021 in 2016. Interest expense on notes payable - related parties was $260,000 and $621,000 during the years ended December 31, 2016 and 2015, respectively, and represents interest on amounts borrowed under an unsecured revolving line of credit extended by UPSW and NTS. The decrease is attributed to a decrease in the average outstanding balance on Notes payable - related parties during the year. In June 2014, the Company entered into a four year $20,000,000 credit agreement with Capital One consisting of a $10,000,000 term loan and a revolving line of credit of up to $10,000,000. The NBS Capital One term loan and line of credit were paid in full and extinguished in June 2015, and as such, no interest expense was incurred during the year ended December 31, 2015.
Other General and Administrative Costs
Other general and administrative costs include professional fees, marketing, loan related costs, rent and loss on lease expense. The increase in other general and administrative costs is primarily related to an increase in loan related costs, rent expense and loss on lease expense. Loan related costs include referral fees, servicing expenses, appraisal fees, legal fees, search fees and other collateral preservation costs. Loan related costs increase as the number of loans we originate and service increase. At December 31, 2016, our loan portfolio consisted of 1,228 SBA 7(a) loans as compared to 948 at December 31, 2015. Loan related costs increased $1,775,000 year over year as a result of the increase in the loan portfolio. Additionally, rent expense increased as a result of the move to our Lake Success offices.

In April 2016, the Company moved its headquarters to Lake Success, New York. As a result, the Company vacated its spaces in West Hempstead, New York and New York, New York. The Company recorded a loss of $604,000 related to the remaining liabilities under the West Hempstead lease, offset by future rental income, during the year ended December 31, 2016. The Company has sublet both spaces.
Net Realized Gains and Net Unrealized Appreciation and Depreciation

Net realized gains or losses on investments are measured by the difference between the net proceeds from the repayment or sale and the cost basis of our investments without regard to unrealized appreciation or depreciation previously recognized and includes investments charged off during the period, net of recoveries. Realized gains for the year ended December 31, 2016 and 2015 were $32,437,000 and $29,575,000, respectively. Realized losses were $925,000 and $1,189,000 during the years ended December 31, 2016 and 2015, respectively. The net change in unrealized appreciation or depreciation on investments primarily reflects the change in portfolio investment fair values during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

Net Realized Gains on SBA Non-Affiliate Investments

	Year Ended
	December 31, 2016		December 31, 2015
(in thousands)	# of Debt Investments	$ Amount	# of Debt Investments	$ Amount
SBA non-affiliate investments funded	402	$309,147	292	$242,496
SBA guaranteed non-affiliate investments sold	379	$226,435	304	$211,089
Realized gains recognized on sale of SBA guaranteed non-affiliate investments	—	$32,437	—	$29,575
Average sale price as a percent of principal balance (1)		111.91%		111.72%
(1) Realized gains greater than 110.00% must be split 50/50 with the SBA in accordance with SBA regulations. The realized gains recognized above reflects amounts net of split with the SBA.

Net Realized Gains on Controlled Investments

For the year ended December 31, 2016, realized gains on controlled investments were $108,000 and primarily represented distributions from SBL in excess of our cost basis. For the year ended December 31, 2015, realized gains on controlled investments were $5,473,000 and represent distributions in excess of our cost basis from controlled affiliates. Included in the $5,473,000 is a distribution in excess of basis from UPSW and First Bankcard Alliance of Alabama, LLC of $4,892,000 and $572,000, respectively.

Net Unrealized Appreciation (Depreciation) on Investments

(in thousands)	December 31, 2016	December 31, 2015	Change
Net unrealized appreciation (depreciation) on SBA guaranteed non-affiliate investments	$1,035	$(3,215)	$4,250
Net unrealized appreciation on SBA unguaranteed non-affiliate investments	18	1,183	(1,165)
Net unrealized appreciation on controlled investments	11,337	12,250	(913)
Change in provision for deferred taxes on net unrealized gains on investments	(5,128)	(857)	(4,271)
Net unrealized depreciation on credits in lieu of cash and notes payable in credits in lieu of cash	(5)	(7)	2
Net unrealized depreciation on non-control/non-affiliate investments	(43)	(24)	(19)
Total net unrealized appreciation on investments	$7,214	$9,330	$(2,116)

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

The decrease in net unrealized appreciation on SBA unguaranteed non-affiliate investments resulted from an increase in discount rates on performing SBA unguaranteed non-affiliate investments. The discount rate increased from 5.30% to 5.50% year over year on performing SBA unguaranteed non-affiliate investments.

Net unrealized appreciation on controlled investments for the year ended December 31, 2016 consisted of unrealized appreciation of $10,552,000 and $4,562,000 on our investments in UPSW and Premier, respectively offset by unrealized depreciation of $2,200,000, $975,000, and $175,000 on our investments in SBL, NTS, and NBC, respectively. The primary driver of the increases were increases in multiples of comparable companies and increases in revenue growth projections. The decrease in SBL, NTS, and NBC was based on weaker than projected financial performance. Net unrealized appreciation on controlled investments was $12,250,000 for the year ended December 31, 2015. This consisted primarily of $6,948,000 of unrealized appreciation on our investment in UPSW and $5,565,000 of unrealized appreciation on our investment in SBL which were offset by unrealized depreciation of approximately $966,000 on our investment in NBC. The primary driver of the increase in UPSW was better than projected financial performance and an increase in multiples of comparable companies. The primary driver for the increase in SBL was the addition of a new third party servicing contract which provides a longer-term stable revenue stream.

Provision for Deferred Taxes on Net Unrealized Appreciation of Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable subsidiaries are not consolidated with the Company for income tax purposes, but are consolidated for GAAP purposes, and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. During the years ended December 31, 2016 and 2015 we recognized a provision for deferred taxes on net unrealized gains of $5,128,000 and $857,000, respectively. The increase is mainly attributed to unrealized gains related to our investments in UPSW and Premier.

Net Unrealized Depreciation on Servicing Assets

(in thousands)	December 31, 2016	December 31, 2015	Change
Net unrealized depreciation on servicing assets	$(2,269)	$(1,268)	$(1,001)

The increase in unrealized depreciation on servicing assets is primarily related to the increase in the discount rate from 12.03% to 12.20% and an increase in the cumulative prepayment rate from 15.5% to 18.5%.
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

Interest expense related to securitizations increased as a result of additional securitization transactions completed in December 2014 and September 2015. In June 2014,  the Company entered into a four year $20,000,000 credit agreement with Capital One, consisting of a $10,000,000 term loan and a revolving line of credit of up to $10,000,000. The term loan was obtained to pay off the Summit Partners debt which carried a higher interest rate. The net reduction in interest expense was $2,797,000. In June 2015, the Company received $19,119,000 under an unsecured revolving line of credit extended by UPSW and NTS and incurred $621,000 in interest expense for the year ended December 31, 2015. In addition, $192,000 of interest expense was incurred on the Notes Due 2022. For the year ended December 31, 2015, the Company did not incur interest expense related to the Sterling line of credit as it relates to Newtek Business Credit, a controlled portfolio company. Prior to the BDC Conversion, Newtek Business Credit was a consolidated subsidiary.

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
Net Realized Gains on Controlled Investments
For the year ended December 31, 2015, realized gains on controlled investments were $5,473,000 and represent distributions in excess of our cost basis from controlled affiliates. Included in the $5,473,000 is a distribution in excess of basis from UPSW of approximately $4,892,000 and approximately $572,000 in a distribution in excess of basis from First Bankcard Alliance of Alabama, LLC.
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

Net unrealized appreciation on controlled investments was $12,250,000 for the year ended December 31, 2015. This consisted primarily of $6,948,000 of unrealized appreciation on our investment in UPSW and $5,565,000 of unrealized appreciation on our investment in SBL which were offset by unrealized depreciation of approximately $966,000 on our investment in NBC. The primary driver of the increase in UPSW was better than projected financial performance and an increase in multiples of comparable companies. The primary driver for the increase in SBL was the addition of a new third party servicing contract which provides a longer-term stable revenue stream.

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
Liquidity and Capital Resources

Cash Flows

	As a Business Development Company			Prior to becoming a Business Development Company
	For the Year Ended December 31,	For the Year Ended December 31,	For the Period November 12 to December 31,	For the Period January 1 to November 11,
	2016	2015	2014	2013
Net cash (used in) provided by operating activities	$(10,912)	$(37,951)	$(38,923)	$24,553
Net cash (used in) provided by investing activities	(375)	302	(20)	(30,016)
Net cash provided by financing activities	9,030	24,144	52,023	1,054
Net (decrease) increase in cash and cash equivalents	(2,257)	(13,505)	13,080	(4,409)
Cash and cash equivalents, beginning of year/period	4,308	17,813	4,733	12,508
Cash and cash equivalents, end of year/period	$2,051	$4,308	$17,813	$8,099
2016
For the year ended December 31, 2016, cash and cash equivalents decreased by $2,257,000 which was primarily the net result of $10,912,000 of cash used for operating activities and $9,030,000 of cash provided by financing activities.
During the year we used $10,912,000 of cash for our operating activities consisting primarily of (i) $309,147,000 of SBA 7(a) loan investments, (ii) a $5,400,000 investment in 100% of the membership interests of banc-serv Partners, LLC, (iii) a $2,057,000 repurchase of a loan from the SBA, (iv) a non-controlled/non-affiliate debt investment of $1,020,000 in Excel WebSolutions, LLC and (v) $775,000 of additional investments in PMT. These uses were offset by (i) $258,873,000 of proceeds from the sale of SBA 7(a) investments (ii) the decrease in broker receivables which arise from the guaranteed portions of SBA 7(a) loans that were traded but had not yet settled before period end and represent the amount of cash due from the purchasing broker; the amount varies depending on loan origination volume and timing of sales at period end, (iii) $26,909,000 of principal payments received from affiliate and non-affiliate investments and (iv) a decrease in restricted cash of $3,187,000.

Net cash provided by financing activities was $9,030,000 consisting primarily of (i) proceeds of $38,510,000, net of deferred financing costs from our offer and sale of 7.00% Notes due 2021, (ii) issuance of additional senior notes of $53,444,000 offset by (i) dividend payments of $27,300,000, (ii) principal payments of $24,379,000 related on Notes payable - Securitization Trusts, (iii) $24,000,000 of net repayments on the Capital One line of credit (iv) $4,247,000 of net principal payments on Notes payable - related parties and (v) $866,000 of common share repurchases.
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
Capital Resources
As of December 31, 2016, we had $2,051,000 of cash and cash equivalents, $16,916,000 available under our Capital One facilities and $17,719,000 available under our related party revolving line of credit. As of December 31, 2016, our net asset value totaled $209,094,000 or $14.30 per share.

Public Offerings

On January 25, 2017 we completed a public offering of 2,250,000 shares of common stock at a public offering price of $15.25 per share. We also sold an additional 337,500 shares of common stock at a public offering price of $15.25 per share pursuant to the underwriter's full exercise of the over-allotment option. Proceeds, net of offering costs and expenses were $37,326,000.

In April 2016, the Company and U.S. Bank, N.A. (the “Trustee”), entered into the Second Supplemental Indenture (the “Second Supplemental Indenture”) to the Base Indenture between the Company and the Trustee, relating to the Company’s issuance, offer and sale of $35,000,000 aggregate principal amount of 7.00% Notes due 2021 (the “2021 Notes”). The Company granted an overallotment option of up to $5,250,000 in aggregate principal amount of the 2021 Notes. The sale of the 2021 Notes generated proceeds of approximately $33,750,000, net of underwriter's fees and expenses. In May 2016, the underwriters exercised their option to purchase $5,250,000 in aggregate principal amount of notes for an additional $5,066,000 in net proceeds. The 2021 Notes are the Company’s direct unsecured obligations and rank: (i) pari passu with the Company’s other outstanding and future unsecured indebtedness; (ii) senior to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2021 Notes; (iii) effectively subordinated to all the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries.

The 2021 Notes will mature on March 31, 2021 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after April 22, 2017, at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to but not including the date fixed for redemption. The 2021 Notes bear interest at a rate of 7.00% per year payable quarterly on March 31, June 30, September 30, and December 31 of each year, commencing on June 30, 2016, and trade on the Nasdaq Global Market under the trading symbol “NEWTL.”

The Base Indenture, as supplemented by the Second Supplemental Indenture, contains certain covenants including covenants requiring the Company to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act, to comply with (regardless of whether it is subject to) the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act as in effect immediately prior to the issuance of the 2021 Notes, and to provide financial information to the holders of the 2021 Notes and the Trustee if the Company should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by the First Supplemental Indenture. The Base Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding 2021 Notes may declare such 2021 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. At December 31, 2016, the Company is in compliance with all covenants related to the 2021 Notes.

On October 15, 2015 we completed a public offering of 2,000,000 shares of our common stock at a public offering price of $16.50 per share. We also sold an additional 300,000 shares of common stock at a public offering price of $16.50 per share pursuant to the underwriter's full exercise of the over-allotment option. Proceeds, net of offering costs and expenses were $35,290,000.

In September 2015, the Company and the Trustee entered into the Base Indenture and the First Supplemental Indenture relating to the Company's issuance, offer, and sale of $8,324,000, including the underwriter's partial exercise of their over-allotment option, in aggregate principal amount of the 7.50% Notes due 2022 (the “2022 Notes”). The sale of the 2022 Notes generated proceeds of approximately $7,747,000, net of underwriter's fees and expenses. The 2022 Notes are the Company’s direct unsecured obligations and rank: (i) pari passu with the Company’s other outstanding and future unsecured indebtedness;

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

The 2022 Notes will mature on September 30, 2022 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after September 23, 2018, at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to but not including the date fixed for redemption. The 2022 Notes bear interest at a rate of 7.50% per year payable quarterly on March 31, June 30, September 30, and December 31 of each year, commencing on December 31, 2015, and trade on the Nasdaq Global Market under the trading symbol “NEWTZ.”

The Base Indenture, as supplemented by the First Supplemental Indenture, contains certain covenants including covenants requiring the Company to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act, to comply with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) of the 1940 Act as modified by Section 61 (a)(1) of the 1940 Act, and to provide financial information to the holders of the 2022 Notes and the Trustee if the Company should no longer be subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by the Second Supplemental Indenture. The Base Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding 2022 Notes may declare such 2022 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. At December 31, 2016, the Company is in compliance with all covenants related to the 2022 Notes.

On November 18, 2014 we completed a public offering of 2,200,000 shares of our common stock at a public offering price of $12.50 per share. We also sold an additional 330,000 shares of common stock at a public offering price of $12.50 per share pursuant to the underwriter's full exercise of the over-allotment option. Proceeds, net of offering costs and expenses were $27,883,000.
Capital One Facilities

NSBF has a $50,000,000 million credit facility with Capital One. The facility provides for a 55% advance rate on the non-guaranteed portions of the SBA 7(a) loans it originates, and a 90% advance rate on the guaranteed portions of SBA 7(a) loans it originates. The interest rate on the portion of the facility, collateralized by the government guaranteed portion of SBA 7(a) loans, is set at Prime plus 1.00%, and there is a quarterly facility fee equal to 0.25% on the unused portion of the revolving credit calculated as of the end of each calendar quarter. The interest rate on the portion of the facility, collateralized by the non-guaranteed portion of SBA 7(a) loans, is set at Prime plus 1.875%, and there is a quarterly facility fee equal to 0.25% on the unused portion of the revolving credit calculated as of the end of each calendar quarter. In June 2015, we amended the existing facility to eliminate the fixed charge coverage ratio in exchange for a debt service ratio, new EBITDA minimums, the elimination of restrictions on the our ability to pay dividends to shareholders, as well as the release of the guarantees of our former subsidiaries (now treated as portfolio companies). In addition, the amendment extended the date on which the facility will convert to a term loan from May 16, 2016 to May 16, 2017 and extended the maturity date of the facility to May 16, 2019. NSBF and Capital One have entered into a letter of intent to increase the facility to $75,000,000 with a reduction in the interest rates, subject to SBA approval. At December 31, 2016 and 2015, we had $5,100,000 and $29,100,000 outstanding under the lines of credit. At December 31, 2016, we were in full compliance with all applicable loan covenants.

Related Party Notes Payable

In June 2015, we entered into an unsecured revolving line of credit agreement with UPSW and NTS. Maximum borrowings under the line of credit are $38,000,000. The outstanding balance bears interest at a rate equal to (a) the greater of LIBOR or 50 basis points plus (b) 7% or at a rate equal to (y) the greater of the Prime Rate or 3.5%, plus (z) 6%. At December 31, 2016, the line of credit bears interest at a rate of 7.67%. The revolving line of credit has a maturity date of June 21, 2019. The outstanding borrowings at December 31, 2016 were $1,400,000.
Securitization Transactions

Since 2010, NSBF has engaged in securitizations of the unguaranteed portions of its SBA 7(a) loans. In the securitization, it uses a special purpose entity (the “Trust”) which is considered a variable interest entity. Applying the consolidation requirements for VIEs under the accounting rules in ASC Topic 860, Transfers and Servicing, and ASC Topic 810, Consolidation, which became effective January 1, 2010, the Company determined that as the primary beneficiary of the securitization vehicle, based on its power to direct activities through its role as servicer for the Trust and its obligation to absorb losses and right to receive benefits, it needed to consolidate the Trusts. NSBF therefore consolidated the entity using the carrying amounts of the Trust’s assets and liabilities. NSBF reflects the assets in SBA Unguaranteed Non-Affiliate Investments and reflects the associated financing in Notes Payable - Securitization Trusts.

In December 2014, we completed a securitization transaction which resulted in the transfer of $36,000,000 of unguaranteed portions of SBA loans and an additional $7,500,000 in loans which were issued subsequent to the transaction, to the Newtek Small Business Loan Trust 2014-1 (the “2014 Trust”). The 2014 Trust in turn issued securitization notes for the par amount of $31,700,000 against the assets in a private placement. The notes received an “A” rating by S&P, and the final maturity date of the notes is April 2040.

In September 2015, NSBF issued additional unguaranteed SBA 7(a) loan-backed notes as part of an upsizing of the Newtek Small Business Loan Trust, Series 2010-1. Note principal amounts of the original and exchanged notes were approximately $8,771,000 with additional notes which totaled approximately $32,028,000 as part of the upsizing. The initial aggregate amount of the senior notes issued by the Trust was approximately $40,800,000 on the closing date. The notes are collateralized by approximately $46,458,000 of SBA 7(a) unguaranteed portions and include a prefunded amount of $14,679,000 to be originated and transferred subsequently to the trust. The notes retained their AA rating under S&P, and the final maturity of the amended notes is February 25, 2041.
In November 2016, NSBF completed a securitization which resulted in the transfer of $56,073,000 of unguaranteed portions of SBA loans to the Newtek Small Business Loan Trust, Series 2016-1 (the “2016-1 Trust”).  The 2016-1 Trust in turn issued securitization notes for the par amount of $53,444,000, consisting of $43,632,000 Class A notes and $9,812,000 of Class B notes, against the assets in a private placement. The Class A and Class B notes received an “A” and “BBB+” rating by S&P, respectively, and the final maturity date of the notes is February 2042.
Tabular Disclosure of Contractual Obligations
The following table represents our obligations and commitments as of December 31, 2016 for future cash payments under debt, lease and employment agreements (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Bank notes payable	$5,100	$5,100	$—	$—	$—
Securitization notes payable	120,945	—	—	—	120,945
Notes due 2022	8,324	—	—	—	8,324
Notes due 2021	40,250	—	—	40,250	—
Note payable - related party	1,400	—	1,400	—	—
Operating leases(1)	13,951	2,006	3,059	2,274	6,612
Employment agreements	281	281	—	—	—
Total contractual obligations	$190,251	$7,387	$4,459	$42,524	$135,881
(1) Minimum payments have not been reduced by minimum sublease rentals of $935,000 due in the future under non-cancelable subleases.
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

We receive a variety of fees from borrowers in the ordinary course of conducting our business, including packaging fees, legal fees, late fees and prepayment fees. All other income is recorded when earned.

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

The Company’s U.S. federal and state income tax returns prior to fiscal year 2013 are generally closed, and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

December 31, 2016 and 2015, no U.S. federal excise taxes were due.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the unrealized gains generated by the investments held by the Taxable Subsidiaries. Such deferred tax liabilities were $5,983,000 and $857,000 at December 31, 2016 and 2015, respectively and are recorded as deferred tax liabilities on the consolidated statements of assets and liabilities. The change in deferred tax liabilities is included as a component of net realized and unrealized gains in the consolidated statements of operations.
New Accounting Standards

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force),” which require that the statement of cash flow explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those periods. Early adoption is permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those periods. Early application is permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements and disclosures.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, “Leases,” which amends various aspects of existing accounting guidance for leases, including the recognition of a right of use asset and a lease liability for leases with a duration of greater than one year. The ASU is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those periods. Early adoption is permitted. The Company has not completed its review of the new guidance; however, the Company anticipates that upon adoption of the standard it will recognize additional assets and corresponding liabilities related to leases on its consolidated statements of assets and liabilities.

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
We do not have significant exposure to changing interest rates on invested cash which was approximately $22,931,000 at December 31, 2016. We do not purchase or hold derivative financial instruments for trading purposes. All of our transactions are conducted in U.S. dollars and we do not have any foreign currency or foreign exchange risk. We do not trade commodities or have any commodity price risk.
We believe that we have placed our demand deposits, cash investments and their equivalents with high credit-quality financial institutions. The Company invests cash not held in interest free checking accounts or bank money market accounts mainly in U.S. Treasury only money market instruments or funds and other investment-grade securities. As of December 31, 2016, cash deposits in excess of Federal Deposit Insurance Corporation (“FDIC”) and Securities Investor Protection Corporation (“SIPC”) insurance totaled approximately $10,689,000.
ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Our consolidated financial statements and related notes begin on Page F-1, which are included in this Annual Report on Form 10-K.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.

(a)  Evaluation of Disclosure Controls and Procedures

As of December 31, 2016 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Accounting Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b)  Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2016. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 based upon criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2016 based on the criteria in Internal Control — Integrated Framework (2013) issued by COSO.

(c)  Attestation Report of the Registered Public Accounting Firm.

RSM US LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, as stated in its report, which is included under “Item 8. Consolidated Financial Statements and Supplementary Data” of this annual report on Form 10-K.

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
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.
ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

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

10.2
Employment Agreement with Barry Sloane, dated March 1, 2016 (Incorporated by reference to Exhibit 10.1 to Newtek Business Services Corp.'s Current Report on Form 8-K (File No. 814-01035), filed March 23, 2016).

10.3
Employment Agreement with Jennifer C. Eddelson, dated March 1, 2016 (Incorporated by reference to Exhibit 10.2 to Newtek Business Services Corp.'s Current Report on Form 8-K (File No. 814-01035), filed March 23, 2016).

10.4
Employment Agreement with Michael A. Schwartz, dated March 1, 2016 (Incorporated by reference to Exhibit 10.3 to Newtek Business Services Corp.'s Current Report on Form 8-K (File No. 814-01035), filed March 23, 2016).

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

21.1	Subsidiaries of the Registrant filed herewith.

31.1	Certification by Principal Executive Officer required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended, filed herewith.

31.2	Certification by Principal Financial Officer required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended, filed herewith.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

99.1	Financial Statements of Universal Processing Services of Wisconsin, LLC as of and for the year ended December 31, 2016 (audited) (filed herewith).

99.2	Financial Statements of Universal Processing Services of Wisconsin, LLC and Subsidiary as of and for the year ended December 31, 2015 (audited) (filed herewith).

99.3	Financial Statements of Universal Processing Services of Wisconsin, LLC and Subsidiary as of December 31, 2014 and for the period November 12, 2014 to December 31, 2014 (unaudited) (filed herewith).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWTEK BUSINESS SERVICES CORP.

Date: March 13, 2017	By:	/S/ BARRY SLOANE
Barry Sloane
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: March 13, 2017	By:	/S/ JENNIFER EDDELSON
Jennifer Eddelson
Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ BARRY SLOANE	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 13, 2017
Barry Sloane

/S/ JENNIFER EDDELSON	Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	March 13, 2017
Jennifer Eddelson

/S/ RICHARD SALUTE	Director	March 13, 2017
Richard Salute

/S/ SALVATORE MULIA	Director	March 13, 2017
Salvatore Mulia

/S/ SAMUEL KIRSCHNER	Director	March 13, 2017
Samuel Kirschner

/S/ PETER DOWNS	Director	March 13, 2017
Peter Downs

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE NO.

Report of Independent Registered Public Accounting Firm	F-1

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F-2

Consolidated Statements of Assets and Liabilities as of December 31, 2016 and 2015	F-3

Consolidated Statements of Operations for the years ended December 31, 2016 and 2015 and the periods November 12, 2014 to December 31, 2014 and January 1, 2014 to November 11, 2014	F-4

Consolidated Statements of Changes in Net Assets/Stockholders' Equity for the years ended December 31, 2016 and 2015, the period from November 12, 2014 to December 31, 2014 and the period from January 1, 2014 to November 11, 2014
F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015 and the periods from November 12, 2014 to December 31, 2014 and January 1, 2014 to November 11, 2014	F-9

Consolidated Schedules of Investments as of December 31, 2016 and 2015	F-12

Notes to Consolidated Financial Statements	F-133

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Newtek Business Services Corp. and Subsidiaries

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Newtek Business Services Corp. and Subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in net assets/stockholders’ equity, and cash flows for the years ended December 31, 2016, and December 31, 2015, the period from November 12, 2014 to December 31, 2014, and the period from January 1, 2014 to November 11, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of investments owned as of December 31, 2016 and 2015, by correspondence with the borrowers or by other appropriate auditing procedures where replies from the borrowers were not received and by other appropriate auditing procedures with respect to controlled investments. Our audits also involved performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Newtek Business Services Corp. and Subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years ended December 31, 2016, and 2015, the period from November 12, 2014 to December 31, 2014, and the period from January 1, 2014 to November 11, 2014, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Newtek Business Services Corp. and Subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 13, 2017 expressed an unqualified opinion on the effectiveness of Newtek Business Services Corp. and Subsidiaries’ internal control over financial reporting.

/s/ RSM US LLP

New York, New York
March 13, 2017

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Board of Directors and Stockholders
Newtek Business Services Corp. and Subsidiaries

We have audited Newtek Business Services Corp. and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Newtek Business Services Corp. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Newtek Business Services Corp. and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in net assets/stockholders’ equity, and cash flows for the years ended December 31, 2016 and 2015, the period from November 12, 2014 to December 31, 2014 and the period from January 1, 2014 to November 11, 2014 , and our report dated March 13, 2017 expressed an unqualified opinion.

/s/ RSM US LLP

New York, New York
March 13, 2017

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In Thousands, except for Per Share Data)
	December 31,
	2016	2015
ASSETS
Investments, at fair value
SBA unguaranteed non-affiliate investments (cost of $219,784 and $166,752, respectively; includes $197,927 and $146,463, respectively, related to securitization trusts)	$211,471	$158,355
SBA guaranteed non-affiliate investments (cost of $10,262 and $2,069, respectively)	11,512	2,284
Controlled investments (cost of $41,001 and $35,781, respectively)	121,302	104,376
Non-control/non-affiliate investments (cost of $904 and $1,847, respectively)	904	1,824
Investments in money market funds (cost of $35 and $35, respectively)	35	35
Total investments at fair value	345,224	266,874
Cash and cash equivalents	2,051	4,308
Restricted cash	20,845	22,869
Broker receivable	2,402	32,083
Due from related parties	3,748	3,056
Servicing assets, at fair value	16,246	13,042
Credits in lieu of cash, at fair value	—	860
Other assets	10,934	9,338
Total assets	$401,450	$352,430
LIABILITIES AND NET ASSETS
Liabilities:
Bank notes payable	$5,100	$29,100
Notes due 2022 (Note 8)	7,853	7,770
Notes due 2021 (Note 8)	38,767	—
Notes payable – Securitization trusts (Note 8)	118,122	89,244
Dividends payable	—	5,802
Note payable - related parties	1,400	5,647
Due to related parties	1,227	256
Notes payable in credits in lieu of cash, at fair value	—	860
Deferred tax liabilities	5,983	857
Accounts payable, accrued expenses and other liabilities	13,904	8,945
Total liabilities	192,356	148,481
Commitments and contingencies (Note 9)
Net Assets:
Preferred stock (par value $0.02 per share; authorized 1,000 shares, no shares issued and outstanding)	—	—
Common stock (par value $0.02 per share; authorized 200,000 shares, 14,624 and 14,509 issued and outstanding, respectively)	293	290
Additional paid-in capital	188,472	189,031
Undistributed net investment income	8,092	4,437
Net unrealized appreciation, net of deferred taxes	13,008	8,062
Net realized (losses) gains	(771)	2,129
Total net assets	209,094	203,949
Total liabilities and net assets	$401,450	$352,430
Net asset value per common share	$14.30	$14.06

See accompanying notes to these consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except for Per Share Data)
	As a Business Development Company			Prior to becoming a Business Development Company
	Year ended December 31, 2016	Year ended December 31, 2015	November 12, 2014 to December 31, 2014	January 1, 2014 to November 11, 2014
Investment income:
From non-affiliate investments:
Interest income	$11,158	$8,924	$1,076	$—
Servicing income	6,160	4,611	562	—
Other income	2,714	1,929	270	—
Total investment income from non-affiliate investments	20,032	15,464	1,908	—
From controlled investments:
Interest income	360	277	27	—
Dividend income	10,573	10,218	37	—
Other income	—	111	4	—
Total investment income from controlled investments	10,933	10,606	68	—
Total investment income	30,965	26,070	1,976	—
Operating revenues:
Electronic payment processing	$—	$—	$—	$79,527
Web hosting and design	—	—	—	13,730
Premium income	—	—	—	18,623
Interest income	—	—	—	5,663
Servicing fee income – NSBF portfolio	—	—	—	3,111
Servicing fee income – external portfolios	—	—	—	6,142
Income from tax credits	—	—	—	48
Insurance commissions	—	—	—	1,480
Other income	—	—	—	3,523
Total operating revenues	—	—	—	131,847
Net change in fair value of:
SBA loans	—	—	—	(3,663)
Credits in lieu of cash and notes payable in credits in lieu of cash	—	—	—	(5)
Total net change in fair value	—	—	—	(3,668)
Expenses:
Electronic payment processing costs	—	—	—	67,011
Salaries and benefits	15,234	12,753	1,458	23,373
Interest	8,440	6,479	568	7,323
Depreciation and amortization	296	326	43	3,140
Goodwill impairment	—	—	—	1,706
Provision for loan losses	—	—	—	(53)
Other general and administrative costs	16,255	12,697	2,236	18,536
Total expenses	40,225	32,255	4,305	121,036

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except for Per Share Data)
	As a Business Development Company			Prior to becoming a Business Development Company
	Year ended December 31, 2016	Year ended December 31, 2015	November 12, 2014 to December 31, 2014	January 1, 2014 to November 11, 2014
Net investment loss before income tax	(9,260)	(6,185)	(2,329)	—
Provision for income tax - post BDC	—	—	194	—
Net investment loss	(9,260)	(6,185)	(2,523)	—
Net realized and unrealized gains (losses):
Net realized gains on non-affiliate investments	31,512	28,386	595	—
Net realized gains on controlled investments	108	5,473	—	—
Net unrealized (depreciation) appreciation on SBA guaranteed non-affiliate investments	1,035	(3,215)	3,007	—
Net unrealized appreciation (depreciation) on SBA unguaranteed non-affiliate investments	18	1,183	(274)	—
Net unrealized appreciation on controlled investments	11,337	12,250	—	—
Provision for deferred taxes on unrealized appreciation on investments	(5,128)	(857)	—	—
Net unrealized depreciation on non-control/non-affiliate investments	(43)	(24)	—	—
Net unrealized depreciation on servicing assets	(2,269)	(1,268)	(120)	—
Net unrealized depreciation on credits in lieu of cash and notes payable in credits in lieu of cash	(5)	(7)	(4)	—
Net realized and unrealized gains	36,565	41,921	3,204	—
Income before income taxes	—	—	—	7,143
Net increase in net assets	$27,305	$35,736	$681	$—
Provision for income taxes	—	—	—	3,935
Net income	—	—	—	3,208
Net loss attributable to non-controlling interests	—	—	—	85
Net income attributable to Newtek Business Services Corp.	$—	$—	$—	$3,293
Weighted average common shares outstanding:
Basic	—	—	—	7,315
Diluted	—	—	—	7,315
Basic income per share	$—	$—	$—	$0.45
Diluted income per share	$—	$—	$—	$0.45
Net increase in net assets per share	$1.88	$3.32	$0.09	$—
Net investment loss per share	$(0.64)	$(0.57)	$(0.33)	$—
Dividends and distributions declared per share	$1.53	$4.45	$—	$—
Weighted average shares outstanding	14,541	10,770	7,620	—
See accompanying notes to these consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS/STOCKHOLDERS’ EQUITY
(In Thousands)
	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Number of Shares of Treasury Stock	Treasury Stock	Non- controlling Interest	Accumulated Net Investment Loss	Net Unrealized Appreciation	Net Realized Gains	Total
Balance at December 31, 2013	7,382	$148	$61,939	$14,536	306	$(1,279)	$1,665	$—	$—	—	$77,009
Issuance of restricted stock	146	3	(3)	—	(53)	—	—	—	—	—	—
Grant of restricted stock awards	—	—	865	—	—	—	—	—	—	—	865
Issuance of treasury shares	10	—	70	—	—	60	—	—	—	—	130
Exercise of stock options	45	1	259	—	(9)	(161)	—	—	—	—	99
Warrant exercise	155	3	(973)	—	(182)	970	—	—	—	—	—
Shares withheld in lieu of payroll taxes	—	—	(1,290)	—	—	—	—	—	—	—	(1,290)
Tax benefit from exercise/vesting of share based awards	—	—	563	—	—	—	—	—	—	—	563
Share retirement	(62)	(1)	(409)	—	(62)	410	—	—	—	—	—
Distribution of non-controlling interest	—	—	—	—	—	—	(33)	—	—	—	(33)
Net income	—	—	—	3,293	—	—	(85)	—	—	—	3,208
Balance at November 11, 2014	7,676	$154	61,021	$17,829	—	$—	$1,547	$—	$—	$—	$80,551
Election to business development company (Note 2)	—	—	76,679	(17,829)	—	—	(1,547)	—	—	—	57,303
Issuance of common stock, net of offering costs (Note 11)	2,530	51	27,832	—	—	—	—	—	—	—	27,883
Net increase in net assets	—	—	—	—	—	—	—	(2,523)	2,609	595	681
Balance at December 31, 2014	10,206	$205	$165,532	$—	—	$—	$—	$(2,523)	$2,609	$595	$166,418

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(In Thousands)
	Year ended December 31, 2016	Year ended December 31, 2015
Increase in net assets:
Net investment loss	$(9,260)	$(6,185)
Net realized gain on investments	31,620	33,859
Net change in unrealized appreciation on investments	12,347	10,194
Change in provision for deferred taxes on unrealized gains on investments	(5,128)	(857)
Net change in unrealized depreciation on servicing assets	(2,269)	(1,268)
Net change in unrealized depreciation on credits in lieu of cash and notes payable in credits in lieu of cash	(5)	(7)
Net increase in net assets	27,305	35,736
Distributions to shareholders:
Distributions to shareholders from net realized gains (Note 12)	(22,163)	(20,912)
Special dividend (Note 12)	—	(9,195)
Total distributions to shareholders	(22,163)	(30,107)
Capital share transactions:
Issuance of common stock under dividend reinvestment plan	665	288
Stock compensation	578	—
Repurchase of common stock under share repurchase plan	(866)	—
Issuance of common stock in connection with acquisition of Premier Payments LLC	—	2,472
Issuance of common stock in connection with legal settlement	—	215
Issuance of common stock, net of offering costs (Note 11)	—	35,290
Net increase in net assets from capital share transactions	377	38,265
Other transactions:
Consolidation of The Texas Whitestone Group, LLC and CCC Real Estate Holdings, LLC	—	(33)
Consolidation of Exponential Business Development Co., Inc. (Note 2)	(376)	—
Adjustment for 2014 offering costs	—	17
Return of dividends related to common stock issued in connection with litigation settlement	2	—
Reversal of deferred tax asset	—	(2,870)
Distribution to members of Exponential of New York, LLC	—	(2,677)
Out of period adjustment related to BDC Conversion (Note 2)	—	(800)

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(In Thousands)
	Year ended December 31, 2016	Year ended December 31, 2015
Net decrease in net assets from other transactions	(374)	(6,363)
Total increase in net assets	5,145	37,531
Net assets at beginning of year	203,949	166,418
Net assets at end of year	$209,094	$203,949
Common shares outstanding at end of period	14,624	14,509
Capital share activity:
Shares issued under dividend reinvestment plan	58	17
Shares issued under Equity Incentive Plan	127	—
Shares repurchase under share repurchase plan	(70)	—
Shares issued in connection with acquisition of Premier Payments LLC	—	131
Shares issued in connection with legal settlement	—	11
Shares issued in connection with public offering	—	2,300
Shares issued in connection with special dividend	—	1,844
Net increase in capital share activity	115	4,303
See accompanying notes to these consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
	As a Business Development Company			Prior to becoming a Business Development Company
	December 31, 2016	December 31, 2015	November 12, 2014 to December 31, 2014	January 1, 2014 to November 11, 2014
Cash flows from operating activities:
Net increase in net assets/net income	$27,305	$35,736	$681	$3,208
Adjustments to reconcile net increase in net assets/net income to net cash (used in) provided by operating activities:
Amortization of deferred financing costs and debt discount related to debt refinancing	—	—	—	1,905
Fair value adjustments on SBA loans	—	—	—	3,663
Net unrealized appreciation on controlled investments	(11,337)	(12,250)	—	—
Net unrealized (appreciation) depreciation on non-affiliate investments	(1,010)	2,056	(2,733)	—
Net unrealized depreciation on servicing assets	2,269	1,268	120	—
Realized gains on controlled investments	(108)	(5,473)	—	—
Realized gains on non-affiliate investments	(32,437)	(29,573)	—	—
Realized losses on non-affiliate investments	925	1,189	—	—
Loss on lease	604	—	—	—
Amortization of deferred financing costs	1,327	1,318	332	1,127
Deferred income taxes	5,128	857	16	328
Depreciation and amortization	296	326	43	3,140
Purchase of loan from SBA	(2,057)	(703)	—	—
Funding of controlled investments	(8,595)	(17,100)	(2,400)	—
Funding of non-control/non-affiliate investment	(1,020)	(2,200)	—	—
Funding of guaranteed non-affiliate SBA loans	(234,908)	(185,443)	(30,914)	—
Proceeds from sale of non-affiliate SBA loans	258,873	240,663	6,421	—
Funding of unguaranteed non-affiliate SBA loans	(74,239)	(57,053)	(8,570)	—
Distributions received from investments in excess of basis	108	5,473	—	—
Principal received from non-control/non-affiliate investment	751	353	—	—
Return of investment from controlled investments	535	3,746	—	—
Principal received from controlled investments	4,052	1,200	—	—
Principal received on SBA loans	22,106	20,086	1,305	—
Goodwill impairment	—	—	—	1,706
Provision for loan losses	—	—	—	(53)
Provision for doubtful accounts	—	—	—	559
Other, net	781	(188)	(12)	810
Changes in operating assets and liabilities:
Investment in money market funds	—	2,965	(3,000)	—
Originations of SBA loans held for sale	—	—	—	(123,284)
Proceeds from sale of SBA loans held for sale	—	—	—	123,935

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
	As a Business Development Company			Prior to becoming a Business Development Company
	December 31, 2016	December 31, 2015	November 12, 2014 to December 31, 2014	January 1, 2014 to November 11, 2014
Broker receivable	29,681	(32,083)	6,718	6,889
Due to/from related parties	(158)	(2,477)	829	—
Accounts receivable	(14)	100	1,441	(873)
Prepaid expenses, accrued interest receivable and other assets	(191)	5,013	(4,425)	4,607
Accounts payable, accrued expenses and other liabilities	2,708	1,725	(5,698)	3,480
Change in restricted cash	3,187	(12,655)	1,061	(3,498)
Capitalized servicing asset	(5,474)	(4,827)	(138)	(3,096)
Net cash (used in) provided by operating activities	(10,912)	(37,951)	(38,923)	24,553
Cash flows from investing activities:
Investments in qualified businesses	—	—	—	(214)
Purchase of fixed assets and customer accounts	(375)	(105)	(20)	(1,369)
Proceeds from sale of intangible asset	—	407	—	—
SBA loans originated for investment, net	—	—	—	(39,786)
Payments received on SBA loans	—	—	—	10,853
Proceeds from sale of loan held for investment	—	—	—	500
Net cash (used in) provided by investing activities	(375)	302	(20)	(30,016)
Cash flows from financing activities:
Net borrowings on bank lines of credit	(24,000)	(4,756)	(1,091)	8,435
Proceeds from common shares sold, net of offering costs	—	35,290	29,728	—
Proceeds from term loan	—	—	—	10,000
Net borrowing from related party	(4,247)	5,647	—	—
Repurchase of common stock under share repurchase plan	(866)	—	—	—
Payments on bank note payable	—	(9,167)	(417)	(11,007)
Proceeds from Notes due 2022	—	8,324	—	—
Proceeds from Notes due 2021	40,250	—	—	—
Payments on senior notes	(24,379)	(19,993)	(2,070)	(10,527)
Issuance of senior notes	53,444	32,029	31,679	—
Dividends paid	(27,300)	(15,111)	—	—
Special dividend paid	—	(9,195)	—	—
Change in restricted cash related to securitization	(1,163)	5,175	(4,935)	6,441
Additions to deferred financing costs	(2,695)	(1,409)	(869)	(860)
Exponential of New York, LLC distributions to members	—	(2,673)	—	—
Proceeds from exercise of stock options	—	—	—	15

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
	As a Business Development Company			Prior to becoming a Business Development Company
	December 31, 2016	December 31, 2015	November 12, 2014 to December 31, 2014	January 1, 2014 to November 11, 2014
Payments on behalf of employees for payroll tax liability exchanged for shares in connection with early vesting	—	—	—	(1,207)
Other, net	(14)	(17)	(2)	(236)
Net cash provided by financing activities	9,030	24,144	52,023	1,054
Net (decrease) increase in cash and cash equivalents	(2,257)	(13,505)	13,080	(4,409)
Cash and cash equivalents—beginning of year/period	$4,308	$17,813	$4,733	$12,508
Cash and cash equivalents—end of year/period	$2,051	$4,308	$17,813	$8,099
Supplemental disclosure of cash flow activities:
Cash paid for interest	$6,687	$4,617	$638	$3,970
Cash paid for taxes	$—	$—	$—	$6,187
Non-cash investing and financing activities:
Reduction of credits in lieu of cash and notes payable in credits in lieu of cash balances due to delivery of tax credits to Certified Investors	$869	$1,394	$174	$1,287
Fixed assets acquired from tenant improvement allowance	$1,288	$—	$—	$—
Foreclosed real estate acquired	$447	$1,130	$—	$136
Dividends declared but not paid during the year	$—	$5,802	$—	$—
Reversal of deferred tax asset	$—	$2,870	$—	$—
Issuance of common shares in connection with investment in Premier Payments LLC	$—	$2,472	$—	$—
Issuance of common shares in connection with legal settlement	$—	$215	$—	$—
Issuance of common shares under dividend reinvestment plan	$665	$288	$—	$—
Out of period adjustment in connection with BDC Conversion	$—	$800	$—	$—
See accompanying notes to these consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Performing SBA Unguaranteed Investments (1)
Fort Smith Wings Inc. dba Wing Stop	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/28/2026	$19.5	$19.5	$17.4	0.01%
Sand Hill Associates, Ltd. dba Charlie O's Tavern on the Point	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/27/2041	419.9	419.9	409.7	0.20%
Joshua L. Baker	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	12/23/2026	15.8	15.8	13.4	0.01%
Jacliff Investments Inc. dba International health Technologies	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	12/23/2026	125.0	125.0	106.7	0.05%
New Image Building Services, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/21/2026	43.8	43.8	38.7	0.02%
Chestnut Street Associates, LLC and Metropolitan Solutions, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/19/2041	275.0	275.0	261.1	0.12%
Means Enterprises LLC dba FastFrame Frisco	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/16/2026	22.5	22.5	19.5	0.01%
New Chicago Wholesale Bakery, Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	12/15/2041	452.8	452.8	443.6	0.21%
Soon Im. Chin dba Stan C-Store	Gasoline Stations	Term Loan	Prime plus 2.75%	12/15/2041	212.5	212.5	216.6	0.10%
Sempco, Inc.	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/15/2041	42.0	42.0	43.6	0.02%
Allied Welding Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2041	750.0	750.0	727.9	0.35%
Ericon, Inc. dba Quik Pik	Gasoline Stations	Term Loan	Prime plus 2.75%	12/15/2041	332.2	332.2	328.4	0.16%
White Hawk Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	12/15/2026	1,097.8	1,097.8	937.2	0.45%
Elita 7, LLC	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	12/15/2041	712.5	712.5	716.0	0.34%
Techni-Pro Institute LLC	Educational Services	Term Loan	Prime plus 2.75%	12/15/2026	190.0	190.0	166.9	0.08%
HMG Strategy, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/14/2026	50.0	50.0	42.7	0.02%
Cardinal Homes Inc. and Bret A Berneche	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	12/14/2041	121.3	121.3	125.3	0.06%
Trison Enterprises Inc.dba Lee's Automotive	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/14/2041	407.5	407.5	406.2	0.19%
AGG Management Team LLC dba Chevron	Gasoline Stations	Term Loan	Prime plus 2.75%	12/14/2041	$287.5	$287.5	$298.3	0.14%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Cardinal Homes Inc,.Alouette Holdings Inc.	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	12/14/2026	$1,071.3	$1,071.3	$1,074.5	0.51%
D and E Hardware Co. and D and E Pump Sales and Service	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/14/2041	$528.6	$528.6	$518.6	0.25%
Wayfarer Bicycle LLC	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	12/13/2041	$92.5	$92.5	$88.9	0.04%
Success Advertising Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/13/2041	$466.5	$466.5	$476.4	0.23%
Roast Beef Levittown LLC dba Arby's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/13/2026	$465.0	$54.6	$55.0	0.03%
Queen Express LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	12/13/2041	$187.5	$187.5	$191.6	0.09%
Mack Team Enterprises Inc.dba The UPS Store #6815	Couriers and Messengers	Term Loan	Prime plus 2.75%	12/9/2026	$20.4	$20.4	$18.2	0.01%
Recycling Revolution,LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/9/2041	$92.2	$92.2	$90.4	0.04%
Myndshft Technologies LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/9/2026	$775.0	$775.0	$731.8	0.35%
^New Life Hospital LLC	Hospitals	Term Loan	Prime plus 2.75%	12/8/2041	$1,195.5	$1,195.5	$1,240.3	0.59%
Imagine By Carleen Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/8/2041	$52.5	$52.5	$53.3	0.03%
Hanson's Greeks LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/8/2026	$11.3	$11.3	$11.3	0.01%
Yachting Solutions LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/7/2029	$71.3	$71.3	$67.4	0.03%
T & B Boots, Inc. dba Takken's Shoes	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	12/7/2026	$100.0	$100.0	$93.0	0.04%
Lan Doctors, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/7/2026	$237.5	$237.5	$230.8	0.11%
^The Lake Shore Hospitality Inc dba Dowagiac Baymont Inn & Suites	Accommodation	Term Loan	Prime plus 2.75%	12/5/2041	$352.5	$352.5	$358.5	0.17%
Lilo Holdings LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/5/2026	$15.9	$15.9	$14.3	0.01%
Transmission Solutions Group, Inc. and Calhoun Satellite Communications	Telecommunications	Term Loan	Prime plus 2.75%	12/2/2041	$141.3	$141.3	$130.2	0.06%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Calhoun Satellite Communications, Inc.	Telecommunications	Term Loan	Prime plus 2.75%	12/2/2026	$192.5	$192.5	$171.7	0.08%
Noso Development LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	12/1/2026	$75.0	$75.0	$64.0	0.03%
^Ericon, Inc.	Gasoline Stations	Term Loan	Prime plus 2.75%	12/1/2041	$726.1	$726.1	$717.8	0.34%
^Pebble Wood Lane, LLC and Good Sam's Assisted Living Resiidence,LLC	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	11/30/2041	$67.5	$67.5	$70.0	0.03%
Sharaz Shah DBA Thomas Jewelers	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	11/30/2026	$8.1	$8.1	$6.9	—%
Choe Trading Group, Inc.dba Rapid Printers of Monterey	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/30/2026	$22.5	$22.5	$21.9	0.01%
Studio Find It Georgia, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/30/2026	$7.5	$7.5	$6.5	—%
^Quick Ship, LLC	Couriers and Messengers	Term Loan	Prime plus 2.75%	11/30/2026	$10.5	$10.5	$9.0	—%
B4 Fitness LLC dba The Zoo Health Club	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/30/2026	$22.5	$22.5	$20.0	0.01%
Imaginarium Foods LLC,	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2042	$376.7	$124.4	$129.2	0.06%
RD Management, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/30/2026	$213.8	$213.8	$184.7	0.09%
^Usman Jalil, LLC dba Food Mart	Gasoline Stations	Term Loan	Prime plus 2.75%	11/29/2041	$233.3	$233.3	$223.3	0.11%
Honor Mansion, Inc.	Accommodation	Term Loan	Prime plus 2.75%	11/29/2026	$87.5	$87.5	$88.1	0.04%
Access Staffing, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/29/2026	$1,125.0	$1,125.0	$960.4	0.46%
WPN Recycling Company LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/23/2026	$22.5	$22.5	$22.7	0.01%
Hafa Adai Signs and Graphics LLC dba Fastsigns of Auburn -#281901	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/23/2026	$60.0	$60.0	$51.9	0.02%
CRK Mens, LLC dba Spiff for Men	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/23/2026	$106.3	$106.3	$92.5	0.04%
Merchant Coterie, Inc.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	11/23/2026	$125.0	$125.0	$106.7	0.05%
6E Technologies LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/22/2026	$175.0	$175.0	$160.2	0.08%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Broms Asset Management LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	11/22/2026	$125.0	$125.0	$106.7	0.05%
Rognes Corp dba RTS	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	11/22/2026	$389.3	$389.3	$354.1	0.17%
Bouquet Restaurant LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/22/2041	$125.0	$125.0	$124.9	0.06%
^J.B.K Truck Trailer and Bus Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/22/2041	$435.0	$435.0	$427.8	0.20%
Skaggs RV Outlet LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/21/2026	$100.0	$100.0	$100.7	0.05%
Catherine Christine Morin dba Purr-Fect Pets	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/17/2026	$18.8	$18.8	$16.0	0.01%
Stratmar Systems Inc dba Stratmar Retail Services	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/16/2026	$68.5	$68.5	$69.0	0.03%
Hoosier Health Plus, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/15/2026	$125.0	$125.0	$116.8	0.06%
^J. A. Kohlhepp Sons, Inc. dba Kohlhepp's True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/10/2041	$446.0	$446.0	$450.1	0.22%
Hackensack Steel Corporation and Luzerne Ironworks Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/10/2026	$239.2	$239.2	$238.8	0.11%
^Panther Ironworks and Rigging Solutions LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/10/2026	$151.3	$151.3	$138.0	0.07%
^J. A. Kohlhepp Sons, Inc. dba Kohlhepp's True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/10/2026	$188.8	$188.8	$184.8	0.09%
^Bovill Creative,LLC	Real Estate	Term Loan	Prime plus 2.75%	11/9/2041	$281.2	$281.1	$291.7	0.14%
^Big Apple Entertainment Partners LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/9/2026	$175.0	$175.0	$149.4	0.07%
^Dyer Properties, LLC and Bayview Pharmacy, Inc.	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	11/9/2041	$240.3	$240.3	$234.1	0.11%
^Rich's Food Stores LLC dba Hwy 55 of Wallace	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/9/2026	$43.8	$43.8	$40.5	0.02%
MIK LLC dba Firehouse Subs	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/9/2026	$200.0	$163.3	$141.6	0.07%
Surgarloaf Concepts LLC dba Fat Biscuit	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/8/2026	$168.8	$95.9	$96.6	0.05%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Fine Line Interiors, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/4/2041	$87.5	$87.5	$90.8	0.04%
^Pig-Sty BBQ, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/3/2026	$71.3	$71.3	$71.8	0.03%
131 Miles LLC and Ohm Shubh Laxmi, LLC. dba Mr Hero	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/3/2041	$127.5	$35.8	$37.2	0.02%
^Veracruz Shabo, LLC, Waterfalls Quick Lube LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/1/2041	$118.8	$118.8	$119.6	0.06%
Glocecol LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/1/2026	$75.0	$75.0	$75.5	0.04%
Middlesex Auto Sales Corp	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/31/2041	$125.0	$47.5	$49.3	0.02%
^Bloomquist Communications Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2026	$60.0	$59.6	$50.9	0.02%
^Moolchan Enterprises LLC dba Staying Green	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2026	$18.2	$18.0	$16.9	0.01%
^Woodstock Enterprises Corp dba True Scent Candle Company	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	10/31/2041	$88.8	$88.6	$85.2	0.04%
^Patina Investment, Inc and Ram & Sons, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/27/2041	$175.0	$174.8	$181.3	0.09%
Elite Structures Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/27/2029	$225.0	$225.0	$217.4	0.10%
^FibAire Communications, LLC	Telecommunications	Term Loan	Prime plus 2.75%	10/27/2026	$107.5	$106.8	$97.6	0.05%
^Bonita Stone LLC and Castone Creations Inc	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	10/25/2041	$264.4	$264.0	$259.4	0.12%
^Empire Processor Services Inc. and Verrazano Wholesale Dist., Inc.	Nonstore Retailers	Term Loan	Prime plus 2.75%	10/25/2026	$131.3	$130.5	$131.4	0.06%
Blakeslee Arpaia Chapman Inc and Chapman Construction Services LLC	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	10/24/2026	$425.0	$422.4	$416.6	0.20%
Eco Vehicle Systems LLC	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	10/21/2026	$955.5	$949.8	$940.4	0.45%
Worldwide Estate, Inc. dba Washington Heights Manor	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	10/21/2041	$225.0	$155.8	$161.6	0.08%
^Gold Wind Logistics LLC	Truck Transportation	Term Loan	Prime plus 2.75%	10/20/2041	$175.0	$175.0	$181.6	0.09%
^Speaker City, Inc. dba Rollin Thunder	Electronics and Appliance Stores	Term Loan	Prime plus 2.75%	10/14/2041	$125.0	$124.8	$125.3	0.06%
^Maine Service Corp	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	10/13/2026	$206.3	$204.3	$190.3	0.09%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Justin Partlow	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	10/13/2026	$19.5	$19.4	$16.5	0.01%
^Reliable Recovery Services LLC	Support Activities for Transportation	Term Loan	Prime plus 2.75%	10/7/2026	$112.5	$111.8	$101.4	0.05%
^Ailky Corporation	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	10/3/2026	$250.0	$248.5	$217.5	0.10%
^Wyspen Corporation dba Charlestown Ace	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	10/3/2026	$36.0	$35.8	$30.5	0.01%
^JJA Transportation Management Inc.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2026	$52.5	$51.9	$44.3	0.02%
^MegaPhase, LLC	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	9/30/2026	$150.0	$148.2	$141.8	0.07%
^Seaway LLC and Reklaw LLC dba Allure Lounge	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2041	$137.5	$137.1	$142.2	0.07%
^Adelworth Bus Corp.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2041	$242.8	$242.1	$236.6	0.11%
Adelwerth Bus Corporation, Transportation Leasing Corp.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2029	$654.0	$648.5	$619.6	0.30%
^Las Casuelas Del Este Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/29/2041	$800.0	$799.4	$811.3	0.39%
^Thunderdome Racing Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/29/2026	$19.1	$18.8	$18.4	0.01%
Vision Automotive LLC dba Vision Chrysler Jeep Dodge Ram of Defiance	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/29/2029	$671.5	$665.8	$619.7	0.30%
Paragon Fabricators Inc, Paragon Field Services, Inc and Paragon Global	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/28/2026	$648.0	$640.1	$586.2	0.28%
^Paragon Global, LLC and Paragon Fabricators Inc and Paragon Field Service	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/28/2041	$405.8	$404.6	$382.3	0.18%
^Graphics,Type and Color Enterprises Inc dba Clubflyers.com and GTC Med	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	9/28/2041	$850.0	$847.6	$879.0	0.42%
^Beadon Inc	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/28/2026	$22.5	$22.2	$22.0	0.01%
^CD Game Exchange Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/28/2026	$22.5	$22.2	$19.0	0.01%
^CNC Precision Machine, Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/28/2041	$1,250.0	$1,246.5	$1,230.6	0.59%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Kyle M Walker DDS,PC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/27/2026	$217.8	$215.1	$189.0	0.09%
^Luna Nueva LLC dba Bio Builders	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/27/2026	$15.0	$14.8	$13.0	0.01%
Reynolds Fence & Guardrail Inc.	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/27/2026	$629.6	$621.9	$596.4	0.29%
^Luv 2 Play Nor Call, LLC dba Luv 2 Play	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/27/2026	$52.5	$51.9	$46.3	0.02%
^Sarah S Olelewe MD Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/26/2041	$292.4	$292.2	$289.2	0.14%
^TPFC,LLC dbaThe Picture Frame Company	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/26/2041	$58.8	$58.6	$58.1	0.03%
^Ridge Road Equestrian LLC dba Ricochet Ridge Ranch	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	9/26/2026	$9.0	$8.9	$8.7	—%
^PeopleBest Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/26/2026	$15.0	$14.8	$12.6	0.01%
^Mr. Mulch, Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/23/2041	$405.8	$404.6	$375.8	0.18%
^B4 Fitness LLC dba The Zoo Health Club	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/23/2026	$87.5	$86.4	$76.8	0.04%
^InformationTelevision Network Inc	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	9/22/2041	$836.8	$835.6	$856.4	0.41%
^Kids at Heart,LLC dba Monster Mini Golf	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/22/2026	$22.5	$22.3	$19.3	0.01%
^GRA Financial Services Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/22/2026	$12.0	$11.9	$10.1	—%
^Wrecking Crew Media LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/21/2026	$50.0	$49.4	$42.1	0.02%
^Cuppiecakes LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/21/2041	$22.5	$22.4	$22.1	0.01%
^Benoit's Towing and Recovery LLC	Support Activities for Transportation	Term Loan	Prime plus 2.75%	9/20/2026	$12.0	$11.9	$10.3	—%
^Consulting Solutions Inc. and Mark Luciani	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/20/2026	$22.5	$22.3	$20.8	0.01%
^Brittany Burns LLC dba Dreams Come True	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/19/2026	$12.9	$12.7	$12.8	0.01%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Eyncon LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/16/2041	$50.0	$49.9	$49.8	0.02%
^Tresa S.Parris dba Wagging Tails Grooming	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/16/2026	$8.0	$7.9	$6.8	—%
^The Merrin Group LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/15/2026	$175.0	$172.9	$164.8	0.08%
^Rich's Food Stores LLC dba Hwy 55 of Wallace	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/14/2026	$145.5	$143.7	$133.2	0.06%
^Atlantic Alarm Systems and Services LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/14/2026	$15.5	$15.3	$13.4	0.01%
^Metropet Dog Center, Inc	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/13/2041	$109.3	$108.9	$109.2	0.05%
^Marquis Cattle Company	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	9/13/2026	$50.0	$49.7	$50.1	0.02%
^Bingham Enterprises, Inc and Full Belli Deli and Sausage Company	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/12/2041	$82.5	$82.3	$79.6	0.04%
^Artisan Infrastructure Holdings, LLC	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	9/7/2026	$125.0	$123.5	$105.4	0.05%
^SRA Mechanicial Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/6/2041	$43.8	$43.6	$45.0	0.02%
^Sandia Enterprises Inc dba Massage Envy Spa	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/6/2026	$62.5	$61.7	$52.7	0.03%
^Animal Intrusion Prevention Systems Holding Company, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/30/2026	$125.0	$123.0	$107.7	0.05%
^Suncrest Stone Products LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	8/29/2026	$586.8	$576.0	$514.8	0.25%
^Clark Realty LLC	Real Estate	Term Loan	Prime plus 2.75%	8/29/2041	$237.5	$236.5	$225.0	0.11%
^Raem Corporation dba Dryclean Express	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/29/2041	$72.5	$72.2	$73.9	0.04%
^Suncrest Stone Products LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	8/29/2041	$649.6	$646.9	$596.9	0.29%
^TAGR Inc dba Miami Grill 137and John Nakis	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/26/2026	$106.8	$104.8	$91.7	0.04%
^Warren Dale Warrington dba Custom Paint and Body	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/26/2041	$101.3	$100.8	$101.6	0.05%
^Albert Basse Associates Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	8/25/2026	$62.5	$61.4	$61.1	0.03%
^Dean Technology Inc	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	8/25/2041	$387.1	$385.5	$396.3	0.19%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Rosmel Pools Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/25/2026	$22.5	$22.1	$19.3	0.01%
^Avery Management Inc. dba Whetstone Upholstery	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/25/2026	$10.7	$10.5	$8.9	—%
^TR Companies LLC dba True Value Rental and Liberty Rental 4 U	Rental and Leasing Services	Term Loan	Prime plus 2.75%	8/25/2026	$90.0	$88.4	$75.4	0.04%
^Tabadesa Associates Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/25/2026	$22.5	$22.1	$18.8	0.01%
Sambella Holdings, LLC and Strike Zone Entertainment Center LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/24/2041	$500.0	$366.5	$380.2	0.18%
^Tim's Tire & Automotive Center, LLC	Support Activities for Transportation	Term Loan	Prime plus 2.75%	8/16/2026	$816.6	$797.7	$721.6	0.35%
^Luv 2 Play Temecula, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/15/2026	$60.0	$58.9	$50.3	0.02%
Bear Creek Entertainment LLC dba The Woods at Bear Creek	Accommodation	Term Loan	Prime plus 2.75%	8/12/2041	$437.5	$279.1	$284.3	0.14%
^2 Cool Beans LLC dba Menchies's Frozen Yogurt	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/11/2026	$82.5	$81.0	$69.1	0.03%
^Grayson O Company	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	8/10/2041	$625.0	$622.4	$639.7	0.31%
^Charal Investments LLC dba Orange Theory Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/10/2026	$87.5	$85.9	$73.3	0.04%
^PCNKC Inc dba Plato's Closet	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	8/10/2026	$18.8	$18.5	$16.2	0.01%
^Paul Belanger dba Paul Belanger Landscaping	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/9/2026	$15.0	$14.7	$12.6	0.01%
^R Performance LLC dba Performance Automotive of San Diego	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/29/2026	$15.0	$14.6	$12.8	0.01%
^The Hungry Rhino LLC	Real Estate	Term Loan	Prime plus 2.75%	7/29/2041	$76.3	$75.8	$74.9	0.04%
^Nicolette Reiser dba Comfort & Balance	Personal and Laundry Services	Term Loan	Prime plus 2.75%	7/29/2041	$75.0	$74.6	$75.1	0.04%
^USA General Investment LLC dba Braniff Paint and Body Shop	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/29/2026	$22.5	$21.9	$19.3	0.01%
^Little Tree Huggers Child Care LLC	Social Assistance	Term Loan	Prime plus 2.75%	7/29/2041	$140.0	$139.2	$143.9	0.07%
^303 Tower Drive LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/29/2041	$400.3	$398.0	$403.4	0.19%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^KJCKD Inc dba Camelot Print & Copy Centers/Copy A Second	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/28/2041	$587.0	$583.7	$578.9	0.28%
^Big Apple Entertainment Partners LLC dba Ripley's Believe It or Not	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/28/2026	$300.0	$292.6	$249.7	0.12%
^676 Club LP dba The Green Door Tavern/The Drifter	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/28/2041	$670.0	$665.0	$679.9	0.33%
^MacIver Corporation dba Division Camera	Rental and Leasing Services	Term Loan	Prime plus 2.75%	7/28/2026	$1,250.0	$1,219.3	$1,143.1	0.55%
^J And G Group Services LLC and United Vending of Florida Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	7/28/2026	$31.5	$30.8	$27.5	0.01%
^Intrepid Trinity LLC	Nonstore Retailers	Term Loan	Prime plus 2.75%	7/28/2041	$62.5	$62.1	$62.4	0.03%
^Apple Tree NC Inc dba Williams Farm & Garden Center	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	7/28/2041	$337.0	$335.1	$327.8	0.16%
^Kidtastic LLC dba The Little Gym of Audubon	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/27/2026	$53.8	$52.8	$45.0	0.02%
^GF Libations Inc dba Minuteman Press	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	7/27/2041	$40.5	$39.5	$34.9	0.02%
^EPEC Juice LLC dba Jamba Juice	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/27/2026	$82.5	$81.5	$69.5	0.03%
^Pinco Pizza LLC dba Jet's Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/27/2026	$72.9	$72.0	$70.4	0.03%
^Peckett's Inc	Crop Production	Term Loan	Prime plus 2.75%	7/27/2041	225.0	224.7	233.0	0.11%
^JAG Unit 1, LLC dba Arooga's Grille House and Sports Bar	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/27/2026	125.0	121.9	104.1	0.05%
^The Grasso Companies, LLC and Grasso Pavement Maintenance, LLC	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	7/26/2026	91.0	88.9	80.9	0.04%
^Gino Italian American Deli and Meat Market Inc	Food and Beverage Stores	Term Loan	Prime plus 2.75%	7/25/2041	536.8	534.2	525.0	0.25%
^My Sainath Inc dba Motel 6	Accommodation	Term Loan	Prime plus 2.75%	7/22/2041	305.4	303.7	308.6	0.15%
^Robert G Larson State Farm Insurance	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/22/2026	22.5	21.9	18.7	0.01%
^J and D Resources LLC dba Aqua Science	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2026	130.5	127.3	109.7	0.05%
^Robert P Daniels dba Ginger and Friend's Peppermint Village Gift Shop	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	7/18/2026	15.8	15.4	13.1	0.01%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Franklin Firm LLC dba Luv 2 Play	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/15/2041	173.3	172.9	171.6	0.08%
^Billingsworks LLC dba Spoon Shine Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2026	9.7	9.4	9.5	—%
^Be Beautiful LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	7/14/2041	66.5	66.1	67.2	0.03%
^Takeuchi Commercial Cleaning Services, LLC dba We Clean San Diego	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/13/2026	46.3	45.1	38.5	0.02%
^Jacob Rugs LLC dba Rugs Outlet	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	7/13/2026	65.6	64.0	64.5	0.03%
^RM Hawkins LLC dba Pure Water Tech West	Nonstore Retailers	Term Loan	Prime plus 2.75%	7/7/2026	50.0	48.9	46.5	0.02%
^Dino Smiles Children's Cosmetic Dentistry	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/7/2026	14.3	13.9	12.2	0.01%
Nevey's LLC dba Stark Food III	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/30/2041	293.9	246.6	254.5	0.12%
^P L H Pharmaco Inc dba Farmacia San Jose	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	6/30/2026	175.0	169.7	165.5	0.08%
^Soregard Inc	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	6/30/2041	278.8	276.8	260.2	0.12%
^Martin Inventory Management LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/30/2026	105.8	102.5	102.8	0.05%
^Desert Tacos LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2026	98.8	98.3	91.3	0.04%
^VMA Technologies LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/30/2026	22.5	21.8	18.4	0.01%
^Corning Lumber Company Inc and Frank R Close and Son Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/30/2029	195.5	191.3	193.4	0.09%
^Castone Creations Inc	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	6/29/2026	87.5	84.8	74.7	0.04%
^WGI, LLC dba Williams Grant Inn	Accommodation	Term Loan	Prime plus 2.75%	6/29/2041	131.3	130.3	128.8	0.06%
^O.D.S. Inc dba Four Seasons Health & Racquet and Step 'N' Motion, Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/29/2026	140.0	135.7	117.5	0.06%
^KWG Industries, LLC dba Peterson & Marsh Metal Industries	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/29/2041	304.5	302.8	303.9	0.15%
^Ninsa LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2041	112.5	111.7	115.5	0.06%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^E & P Holdings 1 LLC and Evans & Paul LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	6/28/2026	125.0	121.4	105.9	0.05%
^MaidPro Marin dba MaidPro	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/28/2026	17.6	17.0	14.3	0.01%
^Edge Pest Control LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/27/2026	750.0	726.9	612.0	0.29%
^All Printing Solutions, Inc. dba Pryntcomm	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	6/27/2041	545.6	542.4	513.8	0.25%
^Island Time Investments, LLC dba Swantown Inn Bed & Breakfast	Accommodation	Term Loan	Prime plus 2.75%	6/24/2041	101.3	100.5	103.9	0.05%
^Jumbomarkets Inc dba Rines Jumbomarkets	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/24/2026	50.0	48.5	40.8	0.02%
^Yellow Cab Company of Kissimmee Inc	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	6/24/2041	56.8	56.4	53.2	0.03%
^El Basha Inc dba RPM West San Fernando Valley	Real Estate	Term Loan	Prime plus 2.75%	6/24/2026	22.5	20.8	17.5	0.01%
^Long Island Comedy LLC dba Governors and New York Comedy, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/23/2041	187.5	186.2	184.4	0.09%
^Visual Advantage LLC dba Signs Now Perryberg	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/23/2041	91.3	90.6	88.7	0.04%
Shooting Sports Academy LLC and Jetaa LLC dba Shooting Sports Academy	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/23/2041	375.0	375.0	370.9	0.18%
^SNS of Central Alabama, LLC dba Steak N Shake	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/21/2026	57.5	55.7	50.2	0.02%
^Italian Heritage Tile and Stone Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/20/2026	62.5	60.6	51.0	0.02%
^Evergreen Investment & Property Management LLC ,Universal Kidney Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/20/2041	1,250.0	1,243.2	1,261.1	0.60%
^Bagelicious, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/17/2026	54.6	52.9	44.8	0.02%
^T and B Boots Inc dba Takken's Shoes	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	6/17/2026	225.0	218.4	217.4	0.10%
^NKJ Lusby Donuts LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/16/2026	22.5	21.8	18.4	0.01%
^Winegirl Wines LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	6/16/2026	11.3	10.9	10.9	0.01%
^Blue Eagle Transport Inc, Greeneagle Transport Inc	Couriers and Messengers	Term Loan	Prime plus 2.75%	6/16/2026	583.0	560.1	471.5	0.23%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Jai-Alexia Consulting, Inc.	Couriers and Messengers	Term Loan	Prime plus 2.75%	6/15/2026	11.8	11.5	9.6	—%
^Pumpkin Patch Child Care of Southington, LLC and Giuseppe Pugliares	Social Assistance	Term Loan	Prime plus 2%	6/15/2041	515.3	511.2	484.8	0.23%
^Strag Industries LLC dba Meineke Car Care Center 841	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/15/2026	15.0	14.5	13.3	0.01%
^Luv 2 Play AZ LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/10/2026	62.5	60.6	58.5	0.03%
^Refoleen Inc dba Spice and Tea Exchange	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/10/2026	85.0	83.9	70.7	0.03%
^VBGB Uptown, LLC dba VBGB Beer Hall & Garden	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/8/2026	84.0	81.4	68.5	0.03%
^ScimTech Industries Inc dba Archer Aerospace	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	6/6/2026	12.0	11.6	9.8	—%
^Larry H. Patterson and Rainbow Movers, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	6/6/2026	22.5	21.8	18.5	0.01%
^Solvit Inc and Solvit North Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/3/2026	250.0	242.3	214.7	0.10%
^AP5 LLC dba Krauser's Food Store	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/2/2041	242.5	240.8	239.1	0.11%
^ATI Jet Inc	Air Transportation	Term Loan	Prime plus 2.75%	5/31/2026	518.8	499.9	441.7	0.21%
^Farmer Boy Diner Inc dba Farmer Boy Diner & Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/31/2026	50.0	48.1	48.3	0.02%
Angelo Faia dba AVF Construction	Construction of Buildings	Term Loan	Prime plus 2.75%	5/27/2041	100.0	98.7	97.3	0.05%
^Premier Athletic Center of Ohio, Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/27/2026	87.5	84.3	84.6	0.04%
^MNM Printing and Marketing Solutions LLC dba AlphaGraphics of Saint Louis	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/27/2026	18.8	18.1	15.2	0.01%
^Mersada Holdings LLC	Nonstore Retailers	Term Loan	Prime plus 2.75%	5/26/2026	337.5	325.0	326.1	0.16%
^Jack Frost Firewood Inc. and David Dubinsky	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/26/2041	206.3	204.5	200.1	0.10%
^Southwest Division Inc	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	5/26/2026	8.3	7.9	7.1	—%
^International Kitchen Supply LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/25/2026	186.8	179.8	160.3	0.08%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^PennyLion LLC dba Creamistry	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/25/2026	81.0	81.0	70.1	0.03%
^Groth Lumber Co. Inc. dba True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/25/2026	22.5	21.7	21.7	0.01%
^Island Life Graphics Inc dba FASTSIGNS #576	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	5/24/2026	22.5	21.7	18.5	0.01%
^Powerspec Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/24/2026	87.5	84.3	71.0	0.03%
^Horseshoe Barbecue, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/23/2029	15.0	14.2	14.4	0.01%
^Pro Auto Repair LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/20/2026	7.5	7.2	6.9	—%
^Elderfriend Inc dba Granny Nannies dba GN Live Scan	Social Assistance	Term Loan	Prime plus 2.75%	5/20/2026	12.8	12.3	10.3	—%
^CM Lab Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/20/2026	172.6	169.5	156.1	0.07%
^National Air Cargo Holdings Inc	Air Transportation	Term Loan	Prime plus 2.75%	5/20/2026	1,250.0	1,205.2	1,174.9	0.56%
^J&A Laundromat Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/18/2026	67.5	65.0	56.3	0.03%
^HBA LLC dba Palmetto Twist-Vista	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2026	22.5	21.7	18.7	0.01%
^Dedicated Incorporated	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/18/2041	46.5	46.1	45.9	0.02%
^Studio Find It Georgia Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/13/2026	22.5	21.7	18.9	0.01%
^FJN Catering Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/13/2041	262.5	260.7	266.9	0.13%
^LED Lighting Enterprises LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/13/2026	22.5	21.7	18.8	0.01%
^J. Harris Trucking, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	5/13/2026	60.0	41.6	37.4	0.02%
^Luv 2 Play OC Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/12/2026	62.5	62.5	52.6	0.03%
^Pumpkin Patch Inc and Christine Feliciano and Antonio Feliciano	Social Assistance	Term Loan	Prime plus 2.75%	5/12/2041	132.5	131.4	129.1	0.06%
^The Delon Group LLC dba I Love Juice Bar	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/12/2026	55.0	53.0	44.6	0.02%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Sabir Inc. dba Bear Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/11/2041	123.8	122.9	124.1	0.06%
^Gator D'Lites LLC dba D'Lites Emporium	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/5/2026	22.5	21.7	18.2	0.01%
^Warner Home Comfort, LLC dba Smith Piping	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/29/2041	82.5	81.7	80.4	0.04%
^Keller, Fishback & Jackson LLP	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/29/2026	131.8	125.1	125.5	0.06%
^Marc S. Rosenberg P.C. dba Mammuth and Rosenberg	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/29/2026	22.5	21.5	18.1	0.01%
^May-Craft Fiberglass Products Inc	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	4/29/2041	247.5	245.0	253.3	0.12%
^Alpha Omega Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	4/29/2041	175.8	174.7	180.6	0.09%
^Scoler LLC dba Gold's Gym	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/29/2026	262.5	251.1	222.2	0.11%
^Loriet LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	4/29/2026	7.5	7.2	6.1	—%
^La Nopalera Mexicano 2, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/29/2026	125.5	123.0	123.5	0.06%
^Euro Car Miami LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	4/29/2026	62.5	59.9	60.1	0.03%
^Hard Exercise Works Winter Park LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/29/2026	40.8	39.0	32.8	0.02%
^Empowerschool LLC and Empower Autism Academy, LLC	Social Assistance	Term Loan	Prime plus 2.75%	4/29/2041	151.9	150.4	155.2	0.07%
^Inner Beauty Salon and Suite LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/28/2041	65.0	64.4	65.8	0.03%
^Atlantic Restaurant Associates LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/28/2041	262.5	259.9	263.0	0.13%
^Costume World Inc	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	4/28/2041	1,250.0	1,239.6	1,281.2	0.61%
^Pecos Inn LLC dba Econo Lodge	Accommodation	Term Loan	Prime plus 2.75%	4/28/2041	677.5	670.8	678.0	0.32%
^North American Manufacturing Company	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	4/28/2026	160.0	153.1	153.6	0.07%
^Shepherd Appraisal Services LLC dba Property Damage Appraisers of Oklahoma	Real Estate	Term Loan	Prime plus 2.75%	4/28/2026	9.0	8.6	7.2	—%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Knowledge First Inc dba Magic Years of Learning	Social Assistance	Term Loan	Prime plus 2.75%	4/27/2026	80.0	76.5	71.8	0.03%
^Green Country Filter Manufacturing LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	4/27/2026	84.3	80.6	69.8	0.03%
^Accent Comfort Services, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/26/2026	90.0	86.1	72.5	0.03%
^Homecare Casa Rhoda 123 Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2%	4/26/2041	675.0	667.4	642.3	0.31%
^McIntosh Trail Management Services Organization Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/22/2041	425.0	420.8	434.9	0.21%
^Automotive Core Recycling, LLC and 828 Old Colony Road, LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	4/22/2041	250.0	247.5	234.1	0.11%
^AAA Mill Direct, Inc. dba Carpet Mill Outlets	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	4/21/2026	7.9	7.5	7.6	—%
^Jande Graphics LLC dba FastSigns #103201	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/21/2026	56.0	53.6	45.1	0.02%
^Miguel Fernando Borda, P.A. dba BGR Dental	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/15/2026	22.5	21.5	18.7	0.01%
^LE & JS dba Laredo Mercado Y Carniceria	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/13/2026	20.0	19.1	16.1	0.01%
^Sushiya Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/12/2026	87.5	83.8	73.6	0.04%
^Sierra Foothill Cremation & Funeral Service, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/7/2026	53.0	50.8	42.8	0.02%
^Waterfalls Quick Lube LLC and Veracruz Shabo LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/6/2041	271.3	269.3	270.3	0.13%
^KNS Early Learning Academy LLC	Social Assistance	Term Loan	Prime plus 2.75%	4/6/2041	51.0	50.5	49.4	0.02%
^Duke's Cleaners Inc	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/31/2026	47.0	44.7	41.0	0.02%
^Cameo Carter, MD A Professional Corporation	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/31/2026	75.0	71.3	60.0	0.03%
^Farhad Brothers LLC dba Lulu's Pizzeria & Family Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/31/2026	66.8	59.6	50.1	0.02%
^Christian Soderquist dba Soderquist Plumbing and Heating LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/31/2041	56.8	56.1	57.7	0.03%
^Vehicle Safety Supply LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/31/2026	22.5	21.4	18.0	0.01%
^Men of Steel Enterprises LLC and Vogelbacher Properties LLC	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/31/2041	393.5	389.0	362.2	0.17%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Gill Express Inc and Blue Speed LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/31/2041	518.0	512.1	505.3	0.24%
^Dana A. Farley dba Independent Cabinets	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	3/31/2041	67.5	66.7	68.9	0.03%
^NOSO Development, LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	3/30/2026	187.5	178.2	149.9	0.07%
^Wyldewood Cellars, Inc.	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	3/30/2041	986.8	985.8	936.7	0.45%
^Gordon Rogers and Heidi Rogers dba Stone House Motor Inn	Accommodation	Term Loan	Prime plus 2.75%	3/30/2026	22.5	21.6	21.7	0.01%
^Beale Street Blues Company-West Palm Beach, LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	3/30/2026	93.8	89.1	77.1	0.04%
^Tom Sawyer Country Restaurant LLC and AM 3208 LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/30/2041	257.5	254.6	258.5	0.12%
^MTS Car Service LLC	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	3/30/2026	10.5	10.0	8.4	—%
^Atlantis of Daytona LLC and Pierre Mamane and Eva Mamane	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2%	3/29/2041	525.0	513.5	505.1	0.24%
^Barrocas Gym LLC dba Snap Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/29/2026	22.5	21.1	19.1	0.01%
^Vinmar Inc. dba Locanda Portofino	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/29/2026	81.3	77.2	65.0	0.03%
^Lust for Life Footwear, LLC	Leather and Allied Product Manufacturing	Term Loan	Prime plus 2.75%	3/29/2026	375.0	356.4	299.9	0.14%
^Marathon Engineering Corporation	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	3/28/2041	45.0	44.5	44.7	0.02%
^PHCDC1 LLC dba Quarter + Glory and Public House Collective, Corp.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/28/2026	50.0	47.5	42.5	0.02%
^ReNew Interior Surface Cleaning LLC dba Randy's Carpet Care and Upholstery	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/28/2026	12.4	11.8	11.5	0.01%
^RCB Enterprises, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/25/2026	56.3	53.5	45.0	0.02%
^Revolution Physical Therapy LLC dba Apex Network Physical Therapy	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/25/2026	22.5	21.6	18.7	0.01%
^Excel RP Inc	Machinery Manufacturing	Term Loan	Prime plus 2.75%	3/25/2026	125.0	118.8	106.7	0.05%
^Lowgap Grocery & Grill LLC	General Merchandise Stores	Term Loan	Prime plus 2.75%	3/24/2041	167.5	165.6	171.1	0.08%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^ActKnowledge, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/24/2026	125.0	118.8	119.1	0.06%
^International Construction Inc	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	3/24/2041	50.0	49.5	48.4	0.02%
^Flooring Liquidators Inc and Premier Flooring Yonkers Inc and Flooring	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/24/2026	50.0	47.5	46.2	0.02%
^Acton Hardware LLC and Mark Allgood & Jamie Allgood	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/24/2041	498.6	492.9	472.6	0.23%
^The Youth Fountain LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/23/2026	47.5	45.2	38.0	0.02%
^Magnation Corporation and Misha Family Trust	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/22/2041	101.3	100.4	103.7	0.05%
^growth.period LLC and Potomac Recruiting LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/21/2026	156.3	148.5	124.9	0.06%
^Precious Care LLC and Precious Care Management LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/21/2026	557.5	529.8	449.0	0.21%
^Media Capital Partners, Inc	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	3/21/2026	22.5	21.4	18.0	0.01%
^Pro Tech Technology LLC	Support Activities for Transportation	Term Loan	Prime plus 2.75%	3/18/2026	7.5	7.1	6.0	—%
^Taylors Zinn Enterprises Inc dba Eons Auto Care Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/18/2041	80.8	79.8	81.5	0.04%
^ERT Group Inc and Curt's Tools Inspection Inc	Support Activities for Mining	Term Loan	Prime plus 2.75%	3/18/2041	1,250.0	1,237.6	1,216.3	0.58%
^Kekoa Enterprises Inc dba Signarama Sandy	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/18/2026	49.5	47.0	39.6	0.02%
^Mariam Diner Inc dba Country Kitchen Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/18/2026	52.5	49.9	42.0	0.02%
^Brian T Rice dba BD Logging	Forestry and Logging	Term Loan	Prime plus 2.75%	3/17/2026	15.8	15.0	13.5	0.01%
^Auto and Property Insurance Solutions	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	3/16/2026	16.4	15.4	12.9	0.01%
^Demand Printing Solutions Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/16/2026	21.8	20.7	19.5	0.01%
^LAN Doctors Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/16/2026	55.0	52.3	52.4	0.03%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Evergreen Pallet LLC and Evergreen Recycle LLC	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	3/16/2026	1,039.3	988.2	882.4	0.42%
^K Soles Corp dba Max Collections	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/16/2026	22.5	21.4	18.0	0.01%
^R & D Enterprises Inc dba My Pool Man	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/15/2026	50.0	47.5	40.0	0.02%
^HEWZ, LLC dba Hard Exercise Works	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/14/2026	22.5	21.4	18.0	0.01%
^Mustafa Inc and Raouf Properties LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/14/2041	75.0	74.1	75.4	0.04%
^Country Paint and Hardware Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/11/2026	87.4	83.0	71.5	0.03%
^Wilban LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/11/2026	105.0	100.2	94.8	0.05%
^ABCs & 123s Infant and Child Care Center LP	Social Assistance	Term Loan	Prime plus 2.75%	3/11/2026	11.3	10.7	9.0	—%
^Accuair Control Systems LLC dba Accuair Suspension	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	3/11/2026	150.0	142.6	122.8	0.06%
^Dupre Capital LLC dba Fastsigns	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	3/11/2026	58.4	55.5	46.7	0.02%
^Magill Truck Line LLC and Jeff J. Ralls	Truck Transportation	Term Loan	Prime plus 2.75%	3/11/2029	210.8	203.6	183.0	0.09%
^Fayette Computer Consulting Company	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/10/2026	22.5	21.4	18.9	0.01%
^State Painting & Decorating Co., Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/10/2026	103.8	98.6	83.0	0.04%
^B.P.T.M. of NV LLC and Agentis Bros., LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/9/2041	525.0	519.0	513.8	0.25%
^Step Up Academy of the Arts LLC	Educational Services	Term Loan	Prime plus 2.75%	3/9/2026	8.0	7.6	6.4	—%
^A & A Auto Care LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/9/2026	12.2	11.5	11.0	0.01%
^Faith Summit Supply Inc dba Summit Supply and Summit True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/9/2026	22.5	21.4	19.4	0.01%
^Swerve Salon LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/8/2026	79.0	75.1	63.2	0.03%
^J & W Hardwood Flooring Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/7/2026	7.5	7.1	6.0	—%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Labmates LLC and POV Holdings LLC	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/4/2041	109.3	108.0	111.6	0.05%
^Hueston and Company CPA LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/4/2026	8.3	7.7	6.7	—%
^Almost Home Daycare LLC	Social Assistance	Term Loan	Prime plus 2.75%	3/3/2026	50.0	47.5	46.3	0.02%
^Miles of Smiles Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/2/2026	93.5	90.5	77.9	0.04%
^Johnson & Dugan Insurance Services Corp	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	2/28/2026	62.5	59.0	49.7	0.02%
^Living Essentials HVAC Corp	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/28/2026	15.0	14.2	12.1	0.01%
^Consulting Solutions, Inc. and Mark Luciani	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/28/2026	11.3	10.6	10.4	—%
^Doxa Deo Inc dba Luv 2 Play	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2026	105.0	103.5	90.3	0.04%
^The River Beas, LLC dba Subway and Punam Singh	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2041	135.9	134.1	136.7	0.07%
^Drug Detection Laboratories, Inc. and Minh Tran	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/28/2026	19.8	18.7	16.0	0.01%
^Powerpits CS1, LLC dba Pita Pit	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2026	18.8	17.7	15.8	0.01%
^Blackstones Hairdressing LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/23/2026	52.0	49.4	42.0	0.02%
^Aaradhya LLC dba Market Square Laundry	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/23/2026	80.0	75.5	63.5	0.03%
^R-No-Landscaping LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/19/2026	8.3	7.8	6.7	—%
^BER Enterprise 332 Inc dba Edible Arrangements	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/19/2026	22.5	21.3	18.1	0.01%
^R & K Contracting Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/18/2026	15.8	15.0	14.5	0.01%
^Pacific Coast Medical Group LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/17/2026	245.0	231.3	231.9	0.11%
^B for Blonde, LLC dba Blo Blow Dry Bar	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/12/2026	62.0	59.3	50.0	0.02%
^Gilmore Heights Dental Holdings, LTD and Chas Rob LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/12/2029	310.3	298.6	272.7	0.13%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Ei3 Corporation	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/12/2026	326.9	308.6	309.5	0.15%
^Jersey Shore Marina & Boat Sales, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/12/2041	625.0	617.7	638.2	0.31%
^Base USA, Inc.	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	2/2/2026	50.0	47.2	47.4	0.02%
^Nowatzke Service Center Inc dba Nowatzke Truck and Trailer	Repair and Maintenance	Term Loan	Prime plus 2.75%	1/29/2026	105.0	98.6	98.9	0.05%
^Zouk Ltd dba Palma	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/29/2026	22.5	21.1	21.2	0.01%
^Tammy Lavertue	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	1/28/2026	11.3	10.5	10.2	—%
^SuzyQue's LLC dba SuzyQue's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/28/2026	22.5	21.2	21.2	0.01%
^Wildflour Bakery & Cafe LLC	Social Assistance	Term Loan	Prime plus 2.75%	1/28/2026	62.5	58.6	57.2	0.03%
^New Image Building Services, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/19/2026	83.1	78.0	69.1	0.03%
^Oak Tree Storage LLC	Other Information Services	Term Loan	Prime plus 2.75%	1/19/2026	78.8	73.8	63.4	0.03%
^Gendron Funeral and Cremation Services, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/11/2041	112.5	109.4	113.0	0.05%
^Dolarian Realty LLC and OV's Restaurant Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/5/2041	67.8	66.9	69.1	0.03%
^Lemonberry Food Stores Inc dba Lemonberry Frozen Yogurt	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/29/2025	112.5	104.8	91.8	0.04%
^MCF Forte LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/29/2025	18.8	17.5	14.9	0.01%
^Panditos LLC dba White Lotus Home	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/28/2025	15.9	14.8	12.5	0.01%
^Bright Dialysis LLC and Ft Pierce Kidney Care LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/28/2025	1,250.0	1,164.4	982.9	0.47%
^V2 Tango LLC dba Palette 22	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/23/2025	250.0	232.9	202.5	0.10%
^Ridge Road Equestrian LLC dba Ricochet Ridge Ranch Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/23/2040	102.5	100.8	100.7	0.05%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^800 on the Trax LLC and Matrix Z LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	12/23/2040	240.0	237.2	235.1	0.11%
^Optima Health Care Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/23/2025	62.5	58.2	58.4	0.03%
^B&B Organics LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	12/22/2040	375.0	368.9	381.0	0.18%
^Joyce Outdoor Advertising Chicago LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/22/2040	300.0	297.0	292.6	0.14%
^The LAX Shop Inc	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	12/22/2025	125.0	91.4	91.6	0.04%
^Premier Athletic Center of Ohio Inc. and Gates Investments and Wade Gates	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/22/2028	882.0	840.0	848.3	0.41%
^Hattingh Incorporated dba Prosthetic Care Facility	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2025	18.0	16.8	14.9	0.01%
^G.W. Fitness Centers, LLC and J.G. Fitness LLC and NP Gym LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/18/2040	1,025.0	1,008.3	1,041.3	0.50%
^Trip Consultants U.S.A. Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/18/2025	175.0	163.0	137.1	0.07%
^Jay Kevin Gremillion dba Dino Smiles Children's Cosmetic Dentistry	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/18/2025	73.0	69.8	60.5	0.03%
^Accent Tag and Label Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	12/18/2040	665.8	652.2	649.1	0.31%
^Abbondanza Market LLC dba Hampton Falls Village Market	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/18/2025	73.8	62.7	54.7	0.03%
^Capital Scrap Metal LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/18/2025	36.0	33.5	28.7	0.01%
^Labmates LLC	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/18/2040	162.5	159.9	165.1	0.08%
^Sourceco Limited Liability Company	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/17/2025	62.5	58.3	51.0	0.02%
^Mustafa Inc dba Adiba Grocery	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/17/2025	103.8	96.7	96.2	0.05%
^Learning Skills LLC and Christopher Shrope	Educational Services	Term Loan	Prime plus 2.75%	12/17/2025	10.8	10.1	8.5	—%
^New York Home Health Care Equipment, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/16/2025	875.0	817.8	801.9	0.38%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Moments to Remember USA LLC dba Retain Loyalty	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/16/2025	75.0	70.0	65.3	0.03%
^Swalm Sreet LLC and New York Home Health Care Equipment LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/16/2040	375.0	370.1	376.1	0.18%
^JAG Unit 1, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2025	250.0	233.3	196.2	0.09%
^D&G Capital LLC dba Miami Grill 277	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2025	83.8	87.2	80.6	0.04%
^Abitino's JFK LLC dba Abitino's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2022	125.0	113.8	100.8	0.05%
^SDA Holdings LLC and Les Cheveux Salon Inc	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/15/2040	428.8	421.1	412.2	0.20%
^Evans & Paul LLC and E&P Holdings I LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2025	125.0	116.4	101.5	0.05%
^Basista Family Limited Partnership and UPE, Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/14/2040	342.5	336.9	333.8	0.16%
^DC Enterprises Ltd. dba Lakeview True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/14/2025	22.5	21.0	19.9	0.01%
^Tri-State Remodeling & Investments, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/11/2025	15.9	14.8	14.3	0.01%
^Alexandra Afentoulides dba Vi's Pizza Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/11/2040	46.3	45.5	47.0	0.02%
^AGR Foodmart Inc dba Nashua Road Mobil	Gasoline Stations	Term Loan	Prime plus 2.75%	12/11/2025	22.5	21.0	19.9	0.01%
^ENI Inc. dba ENI Group, Inc	Other Information Services	Term Loan	Prime plus 2.75%	12/11/2025	36.0	33.5	29.7	0.01%
^Cares, Inc dba Dumpling Grounds Day Care Center	Social Assistance	Term Loan	Prime plus 2.75%	12/10/2025	7.5	7.0	6.9	—%
^Custom Exteriors, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/9/2025	100.0	93.2	81.5	0.04%
^Sushiya, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/8/2025	108.8	101.3	88.9	0.04%
^My Jewels, LLC dba The UPS Store #6712	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/7/2025	56.3	33.2	27.9	0.01%
^Food & Fuel Company LLC dba Lowery Food Mart	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/4/2040	122.5	120.5	124.2	0.06%
^Blue Ox Trucking Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	12/4/2025	12.3	11.5	11.5	0.01%
^LC Blvd Holdings LLC and Mt Pleasant Wash & Wax LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/4/2040	502.5	494.3	497.1	0.24%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^American Campgrounds LLC dba Whit's End Campground	Accommodation	Term Loan	Prime plus 2.75%	12/4/2040	293.0	288.2	290.4	0.14%
^Tariq, LLC dba 76 Food Mart	Gasoline Stations	Term Loan	Prime plus 2.75%	12/2/2040	375.0	368.9	371.4	0.18%
^401 JJS, Corp and G. Randazzo's Trattoria Corporation	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/1/2040	52.8	52.1	51.6	0.02%
^Delta Aggregate, LLC	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	11/30/2025	100.0	95.4	95.7	0.05%
^Block and Grinder LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/30/2025	200.0	187.5	186.6	0.09%
^Hurshell Leon Dutton dba High Jump Party Rentals	Rental and Leasing Services	Term Loan	Prime plus 2.75%	11/30/2025	17.6	16.2	16.0	0.01%
^Japp Business Inc dba Pick and Eat and Japp Drink Corp.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/30/2025	125.0	115.6	102.7	0.05%
^Smokeyard Inc dba Smokeyard BBQ and Chop Shop	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/30/2025	125.0	115.6	99.6	0.05%
^Alejandro Rico dba Rico Motors and Golden West Motel and Alrima Co Inc	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/25/2040	146.3	143.9	148.4	0.07%
^State Painting and Decorating Co Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/25/2025	100.0	92.5	77.8	0.04%
^Medeiros Holdings Inc dba Outdoor Lighting Perspectives of the Triad	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	11/25/2025	22.5	20.7	17.4	0.01%
^DWeb Studio, Inc.	Educational Services	Term Loan	Prime plus 2.75%	11/25/2025	11.3	10.4	8.7	—%
^Sambella Holdings, LLC and Strike Zone Entertainment Center LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/23/2040	750.0	747.7	764.6	0.37%
^Play and Learn Child Care and School Inc	Social Assistance	Term Loan	Prime plus 2.75%	11/23/2025	11.1	10.3	10.3	—%
^Ronny Ramirez RX Corp dba Naturxheal Family Pharmacy	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	11/20/2025	89.0	83.4	71.7	0.03%
^Haven Hospitality Group Inc. dba Haven Gastropub	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/20/2025	132.5	122.6	105.2	0.05%
^CNYP 717 Irondequoit LLC and CNYP 2002 Ontario LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/20/2040	244.4	240.0	224.7	0.11%
^S.B.B. Enterprises Inc dba Williamston Hardware	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/19/2040	108.8	106.6	100.1	0.05%
^Key Pix Productions Inc. dba Air Bud Entertainment	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	11/18/2040	839.8	824.8	851.8	0.41%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Holloway & CO. P.L.L.C.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/16/2025	75.0	69.4	69.5	0.03%
^RDT Enterprises, L.L.C.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/12/2025	22.5	20.8	19.5	0.01%
^E.S.F.P. LLC dba Volusia Van and Storage	Truck Transportation	Term Loan	Prime plus 2.75%	11/11/2025	91.3	84.4	72.8	0.03%
^Green Life Lawnscapes LLC dba Green Life Lawn Care	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/6/2025	127.3	117.7	114.7	0.05%
^Joseph Nich and Tina M. Nich dba Vic's Greenhouses	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/4/2025	62.5	58.2	58.3	0.03%
^Jumbomarkets Inc dba Rines Jumbomarkets	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/4/2025	306.3	283.3	274.8	0.13%
^Bisson Transportation Inc dba I & R Associates and Document Secutiry	Truck Transportation	Term Loan	Prime plus 2.75%	10/30/2025	22.5	20.7	19.4	0.01%
^Top Cat Ready Mix, LLC, Ples Investments LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/28/2025	711.3	653.6	572.5	0.27%
^L.M. Jury Enterprises, Inc dba Midwest Monograms	Textile Product Mills	Term Loan	Prime plus 2.75%	10/28/2025	77.0	70.6	60.8	0.03%
^Windsor Direct Distribution LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	10/26/2025	14.3	13.0	11.0	0.01%
^Financial Network Recovery	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/26/2025	40.0	36.8	30.9	0.01%
^Insurance Fire & Water Restorations, LLC	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	10/23/2025	22.5	20.7	19.6	0.01%
^Jacksonville Beauty Institute Inc.	Educational Services	Term Loan	Prime plus 2.75%	10/23/2025	50.0	45.9	38.6	0.02%
^Werthan Packaging Inc.	Paper Manufacturing	Term Loan	Prime plus 2.75%	10/14/2025	1,162.5	1,104.0	1,030.3	0.49%
^Tannehill Enterprises Inc dba Hobbytown USA Folsom	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	10/14/2025	87.4	80.2	67.5	0.03%
^ADMO Inc dba Mid States Equipment	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	10/8/2025	22.5	20.7	17.9	0.01%
^SCJEN Management Inc dba Bowl of Heaven	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2025	71.3	65.7	55.2	0.03%
^Naeem Khan LTD	Apparel Manufacturing	Term Loan	Prime plus 2.75%	9/30/2025	125.0	114.0	95.8	0.05%
^Accent Homes Services LLC dba Benjamin Franklin Plumbing of Kansas City	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/30/2028	66.5	62.4	60.4	0.03%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Recycling Consultants, Inc. and Prairie State Salvage and Recycling	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/30/2027	767.5	714.8	643.3	0.31%
^Barub Realty LLC and Barub LLC dba Woodlawn Cabinets	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	9/30/2040	143.0	140.0	143.9	0.07%
^R.H. Hummer Jr., Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	9/30/2025	375.0	354.3	338.4	0.16%
^Bat Bridge Investments Inc dba Kalologie 360 Spa	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/30/2025	85.5	79.5	66.8	0.03%
^Binky's Vapes LLC	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/30/2025	22.5	20.5	17.2	0.01%
^Joyce Outdoor Advertising LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/29/2040	234.8	231.0	235.0	0.11%
^Greensward of Marco Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/28/2040	87.5	85.7	84.4	0.04%
^RIM Investments LLC and RIM Architects LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/28/2040	399.0	390.7	383.0	0.18%
^The Grasso Companies LLC and Grasso Pavement Maintenance LLC	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/28/2025	518.8	469.8	469.2	0.22%
^South Towne Dental Center, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/25/2025	50.0	45.6	45.7	0.02%
^Hemingway Custom Cabinetry LLC	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	9/25/2025	220.0	200.6	172.8	0.08%
^Daniel W. Stark dba Mountain Valley Lodge and RV Park	Accommodation	Term Loan	Prime plus 2.75%	9/25/2040	13.5	13.2	13.6	0.01%
^Sandlot Ventures LLC and Sandbox Ventures LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/25/2040	442.5	433.9	418.9	0.20%
^Yachting Solutions LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/25/2040	962.5	942.4	908.0	0.43%
^Prestigious LifeCare for Seniors LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/25/2025	9.8	9.0	8.2	—%
^St Lawrence Hotel Corp and Oheka Catering Inc dba Quality Inn	Accommodation	Term Loan	Prime plus 2.75%	9/24/2040	625.0	611.9	608.5	0.29%
^Hagerstown Muffler, Inc. and JMS Muffler, Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/24/2040	327.5	320.7	331.0	0.16%
^J.R. Wheeler Corporation dba Structurz Exhibits and Graphics	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/24/2025	21.0	19.2	19.2	0.01%
^Rutledge Enterprises Inc dba BLC Property Management	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/23/2040	62.5	60.7	60.4	0.03%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Finish Strong Inc dba FASTSIGNS St Peters	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	9/23/2025	50.0	45.6	38.3	0.02%
^J3K LLC dba Ronan True Value Hardware	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/23/2025	152.5	139.1	116.9	0.06%
^Stormrider Inc dba Shirley's Stormrider Inc	Truck Transportation	Term Loan	Prime plus 2.75%	9/23/2025	67.5	62.6	52.6	0.03%
^Frozen Treats of Hollywood FL, LLC dba Sub Zero Ice Cream	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/22/2025	15.8	14.4	12.8	0.01%
^Nova Solutions Inc	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	9/22/2040	320.0	313.3	311.9	0.15%
^Pine Belt Wood Products LLC	Forestry and Logging	Term Loan	Prime plus 2.75%	9/22/2040	163.8	160.3	146.9	0.07%
^IIoka Inc dba New Cloud Networks	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/21/2025	665.0	609.3	512.1	0.24%
^Sound Manufacturing Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/21/2025	50.0	45.6	40.6	0.02%
^MiJoy Inc dba Imo's Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/18/2025	8.3	7.5	6.3	—%
^Vanderhoof LLC dba Soxfords	Apparel Manufacturing	Term Loan	Prime plus 2.75%	9/18/2025	15.9	14.5	12.2	0.01%
^Naeem Khan LTD	Apparel Manufacturing	Term Loan	Prime plus 2.75%	9/17/2025	125.0	114.0	95.8	0.05%
^Import Car Connection Inc dba Car Connection	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/16/2040	407.5	399.0	406.5	0.19%
^FirstVitals Health and Wellness Inc	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/15/2025	150.0	136.8	114.9	0.05%
^Johnson Carwash LLC and Johnson Petroleum LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	9/14/2040	340.0	334.8	345.1	0.17%
^Almost Home Daycare LLC	Social Assistance	Term Loan	Prime plus 2.75%	9/11/2025	62.5	57.0	56.3	0.03%
^Veliu LLC dba FASTSIGNS #15901	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	9/10/2025	50.0	46.2	40.0	0.02%
^B and A Friction Materials Inc	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/9/2025	102.5	92.7	77.9	0.04%
^Gardner's Wharf Holdings LLC and Gardner's Wharf Seafood Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	9/8/2040	140.0	137.1	141.5	0.07%
^AIG Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/4/2040	363.8	356.1	338.8	0.16%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Empower Autism Academy	Social Assistance	Term Loan	Prime plus 2.75%	9/4/2040	685.0	670.7	692.4	0.33%
^Higher Grounds Community Coffeehouse, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/2/2025	8.3	7.5	6.6	—%
^Delray Scrap Recycling LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	8/31/2025	22.5	20.1	16.9	0.01%
^The Camera House Inc	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	8/31/2025	1,250.0	1,131.6	1,036.9	0.50%
^LAN Doctors Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/28/2025	81.3	73.6	66.8	0.03%
^Elite Institute LLC dba Huntington Learning Center	Educational Services	Term Loan	Prime plus 2.75%	8/28/2025	15.0	13.7	11.6	0.01%
^Zephyr Seven Series LLC dba 18/8 Fine Men's Salon	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/28/2025	81.3	76.2	65.7	0.03%
^J and K Fitness L.L.C. dba Physiques Womens Fitness Center	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2041	93.8	92.7	93.5	0.04%
^Trading Group 3 Inc	Nonstore Retailers	Term Loan	Prime plus 2.75%	8/28/2025	50.0	45.3	38.0	0.02%
^B and J Catering Inc dba Culinary Solutions	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/27/2040	547.5	540.3	523.4	0.25%
^God Be Glorified Inc dba GBG Inc	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	8/20/2025	53.0	48.0	40.3	0.02%
^3000 CSI Property LLC and Consulting Solutions Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/20/2040	137.5	134.4	136.7	0.07%
^GDP Gourmet LLC dba Joe and John's Pizza Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/19/2040	145.0	141.7	140.1	0.07%
^Screenmobile Management Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/14/2025	47.0	42.5	36.1	0.02%
^Gold Jet Corp.	Couriers and Messengers	Term Loan	Prime plus 2.75%	8/14/2025	68.3	65.3	59.2	0.03%
^SKJ Inc dba Subway	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/13/2025	84.8	76.8	65.5	0.03%
^LP Industries Inc dba Childforms	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	7/29/2025	125.0	114.5	107.0	0.05%
^Advanced Machine & Technology, Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	7/29/2025	90.3	81.1	74.8	0.04%
^Pauley Tree and Lawn Care Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/28/2025	65.8	59.2	53.0	0.03%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Beale Street Blues Company-West Palm Beach LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	7/24/2025	66.3	59.5	52.2	0.02%
^Forever & Always of Naples Inc dba Island Animal Hospital	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/24/2025	107.5	96.6	88.0	0.04%
^C& D Medical of Naples, Inc and Forever & Always of Naples, Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/24/2040	135.0	131.8	123.2	0.06%
^Pooh's Corner Realty LLC and Pooh's Corner Inc	Social Assistance	Term Loan	Prime plus 2.75%	7/23/2040	103.8	101.4	103.8	0.05%
^Smart Artists Inc.	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	7/23/2025	22.5	20.2	17.0	0.01%
^Free Ion Advisors LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/21/2025	64.3	57.7	48.5	0.02%
^Murrayville Donuts, Inc dba Dunkin' Donuts	Food and Beverage Stores	Term Loan	Prime plus 2.75%	7/15/2040	344.5	340.4	329.4	0.16%
^Union 2 LLC dba The Standard	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/10/2025	91.5	85.9	79.1	0.04%
^The Smile Place LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/30/2040	283.9	276.6	282.4	0.14%
^BJ's Tavern LLC and BJ's Cabana Bar Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2040	212.5	207.1	210.9	0.10%
^Jonathan E Nichols and Nichols Fire and Security LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/30/2025	75.0	66.9	65.2	0.03%
^Thrifty Market, Inc. dba Thrifty Foods	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/30/2030	262.5	246.5	231.3	0.11%
^All About Smiles P A	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/30/2040	237.7	231.6	236.4	0.11%
^Danny V, LLC dba Hugo's Taproom	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2040	54.0	50.1	49.0	0.02%
^Anglin Cultured Stone Products LLC dba Anglin Construction	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/30/2025	281.8	251.3	232.6	0.11%
^Advanced Skincare Medcenter Inc dba Advanced Skincare Surgery	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/29/2025	337.5	301.0	273.0	0.13%
^Summit Beverage Group LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	8/29/2030	291.9	274.4	261.4	0.13%
^Myclean Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/29/2025	15.9	14.2	12.7	0.01%
^E & G Enterprises LLC dba Comfort Keepers	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/26/2025	22.5	20.1	18.0	0.01%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^SofRep, Inc dba Force 12 Media	Other Information Services	Term Loan	Prime plus 2.75%	6/26/2025	66.3	59.1	52.9	0.03%
^Jihan Inc dba ARCO AM/PM and Diana Inc dba Diana's Recycling	Gasoline Stations	Term Loan	Prime plus 2.75%	6/26/2040	380.0	370.3	374.9	0.18%
^TJU-DGT Inc dba The Lorenz Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/26/2029	20.6	19.2	19.5	0.01%
^CEM Autobody LLC dba Dawn's Autobody	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/26/2040	135.5	132.0	132.6	0.06%
^Wolf Enviro Interests, LLC and Enviromax Services Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/25/2040	246.5	240.2	234.0	0.11%
^Ohs Auto Body, Inc. dba Ohs Body Shop	Repair and Maintenance	Term Loan	7.2775%	6/25/2040	1,207.5	1,187.4	1,190.9	0.57%
^Evinger PA One, Inc. dba Postal Annex, Falcon	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/24/2025	22.5	20.1	18.8	0.01%
^Amboy Group, LLC dba Tommy's Moloney's	Food Manufacturing	Term Loan	Prime plus 2.75%	6/24/2025	454.0	406.2	410.1	0.20%
^Richards Plumbing and Heating Co., Inc. dba Richards Mechanical	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/23/2040	551.8	537.6	561.8	0.27%
^RJI Services, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/23/2025	22.5	19.9	17.8	0.01%
^Real Help LLC dba Real Help Decorative Concrete	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/22/2025	53.1	47.4	47.1	0.02%
^PM Cassidy Enterprises, Inc. dba Junk King	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/19/2025	14.9	13.3	11.9	0.01%
^KRN Logistics, LLC,Newsome Trucking, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	6/19/2025	543.5	484.8	458.5	0.22%
^Inverted Healthcare Staffing of Florida LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/18/2025	61.3	54.7	49.0	0.02%
^Square Deal Siding Company,LLC dba Square Deal Siding Company	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/18/2025	22.5	20.4	20.6	0.01%
^Flooring Liquidators Inc and Flooring Liquidators of Mt Kisco LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/17/2025	437.5	390.2	390.4	0.19%
^AM PM Properties, LLC and AM PM Willington, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/17/2040	87.1	84.6	87.5	0.04%
^Nelson Sargsyan dba HDA Trucking	Support Activities for Transportation	Term Loan	Prime plus 2.75%	6/16/2025	130.5	117.0	104.7	0.05%
^Mirage Plastering Inc and Mpire LLC and Mpire II LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/12/2040	338.8	135.2	128.3	0.06%
^Bizzare Foods Inc dba Trooper Foods	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/12/2025	125.0	108.7	97.3	0.05%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Anturio Marketing Inc dba Logic Consulting	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/12/2040	290.3	282.8	295.5	0.14%
^Eldredge Tavern LLC dba Gonyea's Tavern	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/8/2040	56.3	54.8	57.3	0.03%
^Nicor LLC dba Fibrenew Sacramento	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/5/2022	13.8	11.4	10.2	—%
^Chitalian Fratelli LLC dba Francesca Brick Oven Pizza and Pasta	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/5/2025	16.1	14.0	12.5	0.01%
^ViAr Visual Communications, Inc. dba Fastsigns 281701	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/5/2025	62.0	55.3	50.4	0.02%
^Video Vault & Tanning LLC and Mosaic Salon LLC	Rental and Leasing Services	Term Loan	Prime plus 2.75%	6/4/2040	90.5	88.4	92.3	0.04%
^Medworxs LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/3/2025	125.0	111.5	100.4	0.05%
^DTM Parts Supply Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/2/2025	62.8	56.0	50.1	0.02%
^XCESSIVE THROTTLE, INC dba Jake's Roadhouse	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2025	8.3	7.3	6.5	—%
^God is Good LLC dba BurgerFi	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/27/2025	67.3	16.6	16.7	0.01%
^Villela CPA PL	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/27/2025	9.0	8.0	7.3	—%
^Pen Tex Inc dba The UPS Store	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/20/2025	22.0	19.5	17.5	0.01%
^Douglas Posey and Sally Watkinson dba Audrey's Farmhouse	Accommodation	Term Loan	Prime plus 2.75%	5/20/2040	174.1	169.4	173.9	0.08%
^Capstone Pediatrics PLLC and Capstone Healthcare Consulting LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/15/2025	717.3	638.0	581.7	0.28%
^15 McArdle LLC and No Other Impressions Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/15/2040	257.1	250.1	247.5	0.12%
^E-Z Box Storage, Inc.	Real Estate	Term Loan	Prime plus 2.75%	5/11/2025	89.3	73.3	74.0	0.04%
^Guard Dogs MFS LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/8/2025	65.0	57.5	51.8	0.02%
^George S Cochran DDS Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/7/2025	130.0	115.5	103.6	0.05%
^South Park Properties LLC and Midlothian Hardware LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/6/2040	170.5	164.8	172.1	0.08%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Matthew Taylor and Landon Farm LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/4/2040	100.0	98.0	93.7	0.04%
^Cares Inc dba Dumpling Grounds Day Care Center	Social Assistance	Term Loan	Prime plus 2.75%	5/1/2040	81.9	78.8	82.4	0.04%
^RDRhonehouse ENT. LLC dba Chill Skinz	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	4/29/2025	88.9	79.8	71.5	0.03%
^Orchid Enterprises Inc dba Assisting Hands of Sussex County	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/24/2025	15.0	13.2	11.8	0.01%
^Ragazza Restaurant Group, Inc. dba Bambolina	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/21/2025	22.5	19.8	18.3	0.01%
^Diamond Solutions LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	4/21/2025	22.5	19.3	17.3	0.01%
^Giacchino Maritime Consultants Inc	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/17/2025	22.5	19.8	17.7	0.01%
^Sound Coaching Inc	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	4/14/2025	44.4	39.0	34.9	0.02%
^Carolina Beefs, LLC dba Beef O'Brady's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/13/2025	19.5	17.1	15.3	0.01%
^Faramarz Nikourazm dba Car Clinic Center	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/3/2040	73.8	71.5	72.3	0.03%
^Advance Case Parts RE Holdings LLC and Advance Case Parts Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/31/2040	758.3	737.4	723.8	0.35%
^T and B Boots Inc dba Takkens	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	3/31/2025	807.8	705.6	688.1	0.33%
^HAVANA CENTRAL NJ1, LLC dba Havana Central	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/31/2025	250.0	225.0	225.6	0.11%
^Mid-South Lumber Co. of Northwest Florida, Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/31/2040	428.8	415.7	406.4	0.19%
^Copper Beech Financial Group LLC	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	3/30/2025	125.0	109.0	103.4	0.05%
^Delta Aggregate LLC	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	3/30/2025	90.0	83.7	84.5	0.04%
^Sunset Marine Resort LLC and GoXpeditions LLC	Accommodation	Term Loan	Prime plus 2.75%	3/27/2040	301.8	292.6	305.6	0.15%
^Shorr Enterprises Inc dba New Design Furniture Manufacturers	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	3/27/2025	106.5	92.9	89.1	0.04%
^South Florida Air Conditioning and Refrigeration Corp.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/27/2040	155.5	150.8	155.8	0.07%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Shellhorn and Hill Inc dba Total Fleet Service	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/27/2040	1,040.3	1,004.8	982.4	0.47%
^Foresite Realty Partners LLC and Foresite Real Estate Holdings LLC	Real Estate	Term Loan	Prime plus 2.75%	3/27/2025	1,238.3	1,079.5	965.3	0.46%
^Geo Los Angeles LLC dba Geo Film Group	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/26/2025	130.0	113.4	108.2	0.05%
^Joyce Outdoor Advertising NJ LLC and Joyce Outdoor Advertising LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/26/2040	54.0	52.4	54.2	0.03%
^Zero-In Media Inc	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	3/25/2025	22.5	19.6	17.5	0.01%
^Carpet Exchange of North Texas Inc and Clyde E. Cumbie Jr	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	3/25/2040	810.0	785.4	816.3	0.39%
^Loriet LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/24/2025	12.0	10.5	9.4	—%
^Shelton Incorporated dba Mrs. Winners	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/20/2040	112.5	109.1	113.6	0.05%
^Jaymie Hazard dba Indigo Hair Studio and Day Spa	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/20/2040	42.9	41.6	41.9	0.02%
^R & R Security and Investigations Inc dba Pardners Lake Buchanan	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/19/2040	85.4	82.9	86.5	0.04%
^MMS Realty, LLC and Molecular MS Diagnostics LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/18/2040	160.7	155.8	156.1	0.07%
^Royal Crest Motors LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/16/2040	91.3	88.5	89.8	0.04%
^BND Sebastian Limited Liability Company and Sebastian Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/16/2040	172.5	167.3	171.6	0.08%
^Douglas Printy Motorsports, Inc. dba Blackburn Trike	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/9/2040	191.8	185.9	186.2	0.09%
^Luigi's on Main LLC and Luigi's Main Street Pizza Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/4/2025	11.3	9.8	9.9	—%
^Calhoun Satellite Communications Inc and Transmission Solutions Group	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	2/27/2025	952.8	825.3	763.2	0.37%
^Road to Sedona Inc dba Thirteen	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/27/2025	56.6	49.0	44.3	0.02%
^Baystate Firearms and Training, LLC	Educational Services	Term Loan	Prime plus 2.75%	2/27/2025	63.4	54.7	49.3	0.02%
^Kingseal LLC dba Desoto Health and Rehab Center	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	2/26/2040	1,250.0	1,210.1	1,263.9	0.60%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Pace Motor Lines, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	2/26/2025	66.2	57.3	57.8	0.03%
^Nelson Financial Services LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/24/2025	12.5	10.8	9.6	—%
^Kiddie Steps 4 You Inc.	Social Assistance	Term Loan	Prime plus 2.75%	2/19/2040	61.8	59.7	59.6	0.03%
^Triangle Trash LLC dba Bin There Dump That	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	2/18/2025	74.4	64.3	60.6	0.03%
^Silva Realty Holdings, LLC and MF-Silva Enterprises, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/11/2040	171.6	166.3	166.0	0.08%
^740 Barry Street Realty LLC and Wild Edibles Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	2/10/2040	492.5	476.7	498.0	0.24%
^Kostekos Inc dba New York Style Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/6/2040	66.3	64.1	64.8	0.03%
^DuCharme Realty LLC and DuCharme Enterprises LLC	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	2/2/2040	225.1	217.9	215.7	0.10%
^Limameno LLC dba Sal's Italian Ristorante	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/23/2025	83.3	71.4	65.4	0.03%
^Palmabak Inc dba Mami Nora's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/22/2025	21.5	15.9	16.1	0.01%
^Jung Design Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/20/2022	8.4	6.5	5.8	—%
^Grand Blanc Lanes, Inc. and H, H and H, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/31/2039	133.0	128.5	133.0	0.06%
^Bear Creek Entertainment, LLC dba The Woods at Bear Creek	Accommodation	Term Loan	Prime plus 2.75%	12/30/2024	106.3	90.7	91.4	0.04%
^Evans and Paul LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/30/2024	223.8	190.5	188.1	0.09%
^FHJE Ventures LLC and Eisenreich II Inc dba Breakneck Tavern	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/30/2039	245.5	238.2	234.6	0.11%
^First Prevention and Dialysis Center, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/30/2024	273.3	248.4	241.4	0.12%
^Bowlerama Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/24/2039	1,202.5	1,161.9	1,213.0	0.58%
^401 JJS Corporation and G. Randazzo Corporation	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/23/2039	473.5	460.9	473.5	0.23%
^The Lodin Group LLC and Lodin Health Imaging Inc dba Highlands Breast	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/23/2039	530.3	511.6	500.9	0.24%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Thermoplastic Services Inc and Paragon Plastic Sheet, Inc	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	12/23/2039	500.0	482.4	503.6	0.24%
^Carolina Flicks Inc dba The Howell Theater	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	12/23/2032	163.3	153.0	151.0	0.07%
^Atlantis of Daytona LLC and Ocean Club Sportswear Inc	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	12/23/2039	240.0	214.8	224.3	0.11%
^Beale Street Blues Company-West Palm Beach, LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/22/2024	187.5	159.6	148.4	0.07%
^MM and M Management Inc dba Pizza Artista	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/19/2025	46.3	40.4	36.7	0.02%
^The Jewelers Inc. dba The Jewelers of Las Vegas	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	12/19/2024	1,250.0	1,063.3	959.5	0.46%
^B.S. Ventures LLC dba Dink's Market	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/19/2039	53.8	51.9	54.1	0.03%
^B & W Towing, LLC and Boychucks Fuel LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/17/2039	164.5	160.0	159.4	0.08%
^All American Games, LLC and Sportslink - The Game, LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/10/2024	400.0	340.4	318.1	0.15%
^Kemmer LLC and Apples Tree Top Liquors LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/4/2039	138.4	133.5	131.8	0.06%
^Trading Group 3, Inc.	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	11/26/2024	22.5	19.0	17.0	0.01%
^The Red Pill Management, Inc. dba UFC Gym Matthews	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	11/26/2024	54.3	46.6	43.2	0.02%
^Teamnewman Enterprises LLC dba Newmans at 988 and John H. Newman	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/25/2039	148.8	143.3	143.9	0.07%
^DeRidder Chiropractic LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/25/2024	13.2	11.1	11.2	0.01%
^Modern Manhattan LLC	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	11/25/2024	220.0	185.8	167.8	0.08%
^Stormrider Inc dba Shirley's Stormrider, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	11/25/2024	150.0	129.1	115.3	0.06%
^Meridian Hotels, LLC dba Best Western Jonesboro	Accommodation	Term Loan	Prime plus 2.75%	11/25/2039	228.0	220.6	230.3	0.11%
^Legacy Estate Planning Inc dba American Casket Enterprises	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/21/2024	42.0	35.5	31.7	0.02%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^J&D Resources, LLC dba Aqua Science	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/21/2024	767.9	641.4	582.5	0.28%
^DC Real LLC and DC Enterprises LTD dba Lakeview True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/20/2039	119.4	115.5	118.5	0.06%
^MLM Enterprises LLC and Demand Printing Solutions Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/18/2024	70.5	59.5	57.5	0.03%
^JEJE Realty LLC and La Familia Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/10/2039	205.8	197.1	198.2	0.09%
^Joey O's LLC and Jennifer Olszewski	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/7/2024	13.1	0.9	0.8	—%
^Heartland American Properties LLC and Skaggs RV Outlet LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/31/2039	479.0	460.6	471.0	0.23%
^Golden Transaction Corporation dba Bleh Sunoco	Gasoline Stations	Term Loan	Prime plus 2.75%	10/30/2039	156.7	150.7	155.4	0.07%
^Seelan Inc dba Candleridge Market	Gasoline Stations	Term Loan	Prime plus 2.75%	10/27/2039	90.5	87.0	87.3	0.04%
^185 Summerfield Inc and Valcon Contracting Corp	Construction of Buildings	Term Loan	Prime plus 2.75%	10/24/2039	162.3	156.0	160.5	0.08%
^Navdeep B Martins and Busy Bubbles LLC dba Wishy Washy	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/24/2039	89.0	85.7	84.6	0.04%
^3 F Management LLC and ATC Port Charlotte LLC dba Around The Clock Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/17/2024	131.3	109.9	102.5	0.05%
^One Hour Jewelry Repair Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/14/2024	20.6	17.2	15.4	0.01%
^DNT Storage and Properties LLC	Real Estate	Term Loan	Prime plus 2.75%	10/10/2039	101.8	97.8	101.0	0.05%
^Capitol Waste and Recycling Services LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	10/10/2024	257.8	215.8	202.7	0.10%
^Sound Manufacturing Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/10/2024	187.5	157.1	145.6	0.07%
^Return to Excellence, Inc. dba The Waynesville Inn Golf & Spa	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/10/2039	1,250.0	1,216.5	1,270.0	0.61%
^Boilermaker Industries LLC dba PostNet	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/9/2024	18.8	5.7	5.8	—%
^Smith Spinal Care Center P.C. and James C. Smith	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/8/2039	60.0	57.7	58.8	0.03%
^Doctors Express Management of Central Texas LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/8/2024	105.0	77.8	76.5	0.04%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Michael Rey Jr. and Lynn J. Williams and GIG Petcare dba Hickory	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/3/2039	126.9	120.2	123.6	0.06%
^Sumad LLC dba BrightStar Care of Encinitas	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/2/2024	92.5	44.5	44.9	0.02%
^Roccos LLC and Sullo Pantalone Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2039	255.8	245.5	244.8	0.12%
^Keller Holdings LLC and David H Keller III and Carie C Keller	Scenic and Sightseeing Transportation	Term Loan	Prime plus 2.75%	9/30/2039	100.0	96.0	99.7	0.05%
^Orange County Insurance Brokerage Inc dba Beaty Insurance Agency	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	9/29/2039	325.1	313.1	326.7	0.16%
^The Woods at Bear Creek LLC and Bear Creek Entertainment LLC	Accommodation	Term Loan	Prime plus 2.75%	9/29/2039	513.3	495.1	516.6	0.25%
^Keys Phase One LLC dba The Grand Guesthouse	Accommodation	Term Loan	Prime plus 2.75%	9/26/2039	736.3	706.7	725.2	0.35%
^Gordon E Rogers dba Stonehouse Motor Inn	Accommodation	Term Loan	Prime plus 2.75%	9/26/2039	57.5	55.2	57.6	0.03%
^Auto Shine Carwash Inc and AKM R. Hossain and Jessica F. Masud	Gasoline Stations	Term Loan	Prime plus 2.75%	9/26/2024	22.5	18.7	17.2	0.01%
^Colts V LLC and Nowatzke Service Center, Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/26/2039	601.8	578.6	591.7	0.28%
^North Columbia LLC and Loop Liquor and Convenience Store LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/24/2039	159.3	152.9	156.6	0.07%
^6 Price Avenue, LLC and Pauley Tree & Lawn Care, Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/24/2039	452.5	435.8	422.4	0.20%
^R A Johnson Inc dba Rick Johnson Auto and Tire	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/23/2039	301.3	289.2	301.8	0.14%
^Andrene's LLC dba Andrene's Caribbean Soul Food Carry Out	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/23/2024	37.8	29.5	26.4	0.01%
^Play and Stay LLC dba Zoom Room Tinton Falls	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/18/2024	42.1	35.4	31.6	0.02%
^Ryan Crick and Pamela J. Crick and Crick Enterprises Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2039	145.5	139.7	145.7	0.07%
^Modern Leather Goods Repair Shop Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2024	58.8	48.3	43.2	0.02%
^Tavern Properties LLC and Wildwood Tavern LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/15/2039	425.0	410.7	419.6	0.20%
^RDT Enterprises LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/15/2027	162.8	143.6	143.5	0.07%
^Animal Intrusion Prevention Systems Holding Company, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/15/2024	272.5	226.3	211.6	0.10%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^KW Zion, LLC and Key West Gallery Inc	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/12/2039	1,250.0	1,199.9	1,230.5	0.59%
^Indy East Smiles Youth Dentistry LLC dba Prime Smile East	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/11/2024	630.2	523.3	469.6	0.22%
^B&P Diners LLC dba Engine House Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/10/2024	80.0	66.4	59.3	0.03%
^Feel The World Inc dba Xero Shoes and Invisible Shoes	Leather and Allied Product Manufacturing	Term Loan	Prime plus 2.75%	9/5/2024	51.9	43.1	39.3	0.02%
^Delta Aggregate LLC	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	8/28/2039	911.3	862.4	900.0	0.43%
^Lamjam LLC, Goldsmith Lambros Inc	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	8/27/2024	133.8	110.4	111.2	0.05%
^Orange County Cleaning Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/27/2024	41.3	34.0	30.3	0.01%
^Qycell Corporation	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	8/26/2024	121.0	99.7	94.5	0.05%
^Atlas Auto Body Inc dba Atlas Auto Sales	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/22/2039	51.6	49.4	49.6	0.02%
^Katie Senior Care LLC dba Home Instead Senior Care	Social Assistance	Term Loan	Prime plus 2.75%	8/15/2024	124.3	102.3	91.3	0.04%
^S&P Holdings of Daytona LLC S&P Corporation of Daytona Beach	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	8/15/2039	433.5	404.3	421.9	0.20%
^Alpha Preparatory Academy LLC	Social Assistance	Term Loan	Prime plus 2.75%	8/15/2039	145.2	139.7	145.8	0.07%
^Almost Home Property LLC and Almost Home Daycare LLC	Social Assistance	Term Loan	Prime plus 2.75%	8/7/2039	715.8	686.9	710.4	0.34%
^AGV Enterprises LLC dba Jet's Pizza #42	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2024	54.8	44.8	40.8	0.02%
^iFood, Inc. dba Steak N Shake	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2024	379.1	321.6	304.2	0.15%
^575 Columbus Avenue Holding Company, LLC and LA-ZE LLC dba EST EST EST	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/30/2039	22.5	21.2	22.1	0.01%
^L&S Insurance & Financial Services Inc	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/25/2024	22.5	18.4	16.6	0.01%
^Honeyspot Investors LLP and Pace Motor Lines Inc	Truck Transportation	Term Loan	Prime plus 2.75%	7/24/2039	150.0	143.6	149.5	0.07%
^Miss Cranston Diner II, LLC and Miss Cranston II Realty LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/17/2039	100.0	96.6	98.4	0.05%
^AMG Holding, LLC and Stetson Automotive, Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/30/2039	208.0	198.7	211.2	0.10%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Highway Striping Inc	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	6/30/2024	53.1	43.0	42.7	0.02%
^Lisle Lincoln II Limited Partnership dba Lisle Lanes LP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/30/2024	100.0	81.0	82.6	0.04%
^Honeyspot Investors LLP and Pace Motor Lines Inc	Truck Transportation	Term Loan	Prime plus 2.75%	6/30/2039	875.3	837.8	890.1	0.43%
^iFood, Inc. dba Steak N Shake	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2039	629.8	602.1	626.0	0.30%
^FHJE Ventures LLC and Eisenreich II Inc. dba Breakneck Tavern	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/27/2039	321.8	307.3	324.1	0.16%
^Zinger Hardware and General Merchant Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/26/2024	110.5	89.4	89.9	0.04%
^JPM Investments LLC and Carolina Family Foot Care P.A.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/26/2039	136.1	132.6	140.2	0.07%
^Nikobella Properties LLC and JPO Inc dba Village Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/25/2039	476.3	456.1	481.5	0.23%
^Big Sky Plaza LLC and Strickland, Incorporated	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/20/2039	233.4	222.9	235.1	0.11%
^510 ROK Realty LLC dba ROK Health and Fitness and Robert N. D'urso	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/19/2024	332.0	269.1	274.3	0.13%
^Nirvi Enterprises LLC dba Howard Johnson / Knights Inn	Accommodation	Term Loan	Prime plus 2.75%	6/17/2039	920.3	878.8	934.4	0.45%
^Hotels of North Georgia LLC dba Comfort Inn and Suites	Accommodation	Term Loan	Prime plus 2.75%	6/17/2039	837.5	799.8	850.4	0.41%
^Global Educational Delivery Services LLC	Educational Services	Term Loan	Prime plus 2.75%	6/16/2024	60.0	49.2	50.2	0.02%
^Rainbow Dry Cleaners	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/13/2024	122.5	99.1	98.7	0.05%
^NVR Corporation dba Discount Food Mart	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/11/2039	68.3	63.5	67.5	0.03%
^Sico & Walsh Insurance Agency Inc and The AMS Trust	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	6/6/2039	250.0	89.2	94.9	0.05%
^Sujata Inc dba Stop N Save Food Mart and Dhruvesh Patel	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/3/2024	22.5	18.2	18.1	0.01%
^Long Island Barber + Beauty LLC	Educational Services	Term Loan	Prime plus 2.75%	6/2/2039	55.5	53.0	55.7	0.03%
^CJR LLC and PowerWash Plus, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/30/2024	53.0	42.5	43.0	0.02%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Pocono Coated Products, LLC	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/30/2024	22.5	18.0	18.3	0.01%
^EGM Food Services Inc dba Gold Star Chili	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2024	19.2	15.4	15.3	0.01%
^R. A. Johnson, Inc. dba Rick Johnson Auto & Tire	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	5/29/2039	943.8	899.8	956.7	0.46%
^Wilton Dental Care P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/29/2024	128.1	105.0	103.4	0.05%
^Jonesboro Health Food Center LLC	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	5/27/2024	60.0	48.1	47.3	0.02%
^USI Properties LLC dba U Store It	Real Estate	Term Loan	Prime plus 2.75%	5/23/2039	144.6	137.9	146.4	0.07%
^Bay State Funeral Services, LLC and Riley Funeral Home Inc	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/21/2039	134.9	129.0	137.1	0.07%
^Hae M. and Jin S. Park dba Buford Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/15/2039	166.5	158.0	165.6	0.08%
^Moochie's LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/13/2024	100.5	81.6	80.6	0.04%
^The River Beas LLC and Punam Singh	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/8/2039	90.3	86.0	90.7	0.04%
^AS Boyals LLC dba Towne Liquors	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/29/2039	117.5	111.8	118.9	0.06%
^ENI Inc, Event Networks Inc, ENI Worldwide LLC and Spot Shop Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/25/2024	500.0	397.5	390.5	0.19%
^Gerami Realty, LC Sherrill Universal City Corral, LP	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/23/2027	78.8	67.5	69.6	0.03%
^Complete Body & Paint, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/23/2039	20.8	19.9	21.1	0.01%
^Island Wide Realty LLC and Long Island Partners, Inc.	Real Estate	Term Loan	Prime plus 2.75%	4/22/2039	103.8	98.8	105.1	0.05%
^Wilshire Media Systems Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/17/2024	186.3	148.3	146.7	0.07%
^1899 Tavern & Tap LLC and Ale House Tavern & Tap LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/9/2039	137.5	129.9	137.4	0.07%
^Hodges Properties LLC and Echelon Enterprises Inc dba Treads Bicycle	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	3/31/2039	449.0	426.5	450.8	0.22%
^Dantanna's Tavern LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2024	164.3	131.5	130.9	0.06%
^Little People's Village II LLC and Iliopoulos Realty LLC	Social Assistance	Term Loan	Prime plus 2.75%	3/31/2039	92.1	88.1	91.9	0.04%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^RDT Enterprises, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/31/2028	141.2	123.9	128.3	0.06%
^Little People's Village II LLC and Iliopoulos Realty LLC	Social Assistance	Term Loan	Prime plus 2.75%	3/31/2039	101.5	97.1	101.4	0.05%
^Eagle Aggregate Transportation, LLC and Eagle Pneumatic Transport LLC	Truck Transportation	Term Loan	Prime plus 2.75%	3/31/2024	1,250.0	590.9	602.4	0.29%
^Kemmer, LLC and Pitts Package Store, Inc.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/31/2039	117.5	111.8	115.7	0.06%
^Wilban LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/28/2039	427.5	407.2	429.7	0.21%
^Lake Area Autosound LLC and Ryan H. Whittington	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	7/28/2039	125.0	120.5	126.7	0.06%
^Hascher Gabelstapler Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/26/2024	143.3	114.5	115.4	0.06%
^Knowledge First Inc dba Magic Years of Learning and Kimberly Knox	Social Assistance	Term Loan	Prime plus 2.75%	3/21/2039	145.0	138.0	144.6	0.07%
^Cormac Enterprises and Wyoming Valley Beverage Incorporated	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/20/2039	110.8	105.4	112.0	0.05%
^636 South Center Holdings, LLC and New Mansfield Brass and Aluminum Co.	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	3/20/2039	497.5	477.3	507.2	0.24%
^Kinisi, Inc. dba The River North UPS Store	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/18/2024	41.3	26.2	26.4	0.01%
^SE Properties 39 Old Route 146, LLC, SmartEarly Clifton Park LLC	Social Assistance	Term Loan	Prime plus 2.75%	3/14/2039	408.0	388.7	413.0	0.20%
^Tortilla King Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	3/14/2039	216.9	206.9	216.0	0.10%
^Tortilla King, Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	3/14/2029	1,033.1	926.1	943.6	0.45%
^Bowl Mor, LLC dba Bowl Mor Lanes / Spare Lounge, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/13/2039	223.5	212.3	225.6	0.11%
^Avayaan2 LLC dba Island Cove	Gasoline Stations	Term Loan	Prime plus 2.75%	3/7/2039	157.5	149.6	157.8	0.08%
^Onofrio's Fresh Cut Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/6/2024	75.0	59.1	59.9	0.03%
^R & R Boyal LLC dba Cap N Cat Clam Bar and Little Ease Tavern	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/28/2039	417.5	396.0	416.4	0.20%
^Summit Beverage Group LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	2/28/2024	350.6	273.7	275.2	0.13%
^952 Boston Post Road Realty, LLC and HNA LLC dba Styles International	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2039	211.0	200.1	209.9	0.10%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Choe Trade Group Inc dba Rapid Printers of Monterey	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	2/28/2024	159.3	124.4	126.8	0.06%
^Faith Memorial Chapel LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2039	214.2	203.6	213.3	0.10%
^96 Mill Street LLC, Central Pizza LLC and Jason Bikakis George Bikaki	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/12/2039	141.3	134.5	142.9	0.07%
^JWB Industries, Inc. dba Carteret Die Casting	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	2/11/2024	280.0	218.6	216.4	0.10%
^Awesome Pets II Inc dba Mellisa's Pet Depot	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	2/7/2024	83.2	65.7	65.2	0.03%
^986 Dixwell Avenue Holding Company, LLC and Mughali Foods, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/7/2039	99.1	94.4	99.5	0.05%
^Sovereign Communications LLC	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	2/7/2024	907.8	712.6	702.2	0.34%
^Sarah Sibadan dba Sibadan Agency	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	1/27/2039	129.4	122.5	129.7	0.06%
^3Fmanagement LLC and ATC Fitness Cape Coral, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	1/24/2024	425.0	328.7	326.6	0.16%
^JDR Industries Inc dba CST-The Composites Store, JetCat USA	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	1/21/2024	140.3	108.5	108.2	0.05%
^Icore Enterprises Inc dba Air Flow Filters Inc	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	1/15/2024	21.8	16.8	17.1	0.01%
^Carl R. Bieber, Inc. dba Bieber Tourways/Bieber Transportation/Bieber	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2027	712.5	616.3	635.8	0.30%
^Nutmeg North Associates LLC Steeltech Building Products Inc	Construction of Buildings	Term Loan	Prime plus 2.75%	12/31/2038	897.8	868.1	909.1	0.43%
^CLU Amboy, LLC and Amboy Group, LLC dba Tommy Moloney's	Food Manufacturing	Term Loan	Prime plus 2.75%	12/27/2023	656.3	511.4	521.0	0.25%
^Shane M. Howell and Buck Hardware and Garden Center, LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/27/2038	322.5	304.7	318.7	0.15%
^KK International Trading Corporation	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/23/2028	190.0	165.0	169.4	0.08%
^Kurtis Sniezek dba Wolfe's Foreign Auto	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/20/2038	88.9	84.0	89.2	0.04%
^Mosley Auto Group LLC dba America's Automotive	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/20/2038	221.5	209.3	221.5	0.11%
^Lefont Theaters Inc.	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/19/2023	14.4	11.0	11.0	0.01%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^PLES Investements, LLC and John Redder, Pappy Sand & Gravel, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/19/2038	555.3	524.6	550.6	0.26%
^TAK Properties LLC and Kinderland Inc	Social Assistance	Term Loan	Prime plus 2.75%	12/18/2038	405.0	383.2	402.7	0.19%
^Any Garment Cleaner-East Brunswick, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/18/2023	53.8	41.4	41.9	0.02%
^TOL LLC dba Wild Birds Unlimited	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	12/13/2023	18.0	14.3	14.2	0.01%
^8 Minute Oil Change of Springfield Corporation and John Nino	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/12/2038	196.8	182.0	192.9	0.09%
^920 CHR Realty LLC V. Garofalo Carting Inc	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	12/10/2038	418.1	395.0	419.6	0.20%
^DKB Transport Corp	Truck Transportation	Term Loan	Prime plus 2.75%	12/5/2038	138.8	131.1	139.2	0.07%
^Firm Foundations Inc David S Gaitan Jr and Christopher K Daigle	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/3/2038	104.3	98.5	102.3	0.05%
^Spectrum Development LLC and Solvit Inc & Solvit North, Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/2/2023	387.3	296.6	296.7	0.14%
^BVIP Limousine Service LTD	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	11/27/2038	76.5	72.1	76.2	0.04%
^Eco-Green Reprocessing LLC and Denali Medical Concepts, LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	11/27/2023	67.2	51.0	50.4	0.02%
^Wallace Holdings LLC,GFA International Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.5%	11/25/2023	125.0	94.5	92.5	0.04%
^AcuCall LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/21/2023	15.8	11.9	11.6	0.01%
^Seven Peaks Mining Inc and Cornerstone Industrial Minerals Corporation	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	11/18/2038	1,250.0	1,175.6	1,218.3	0.58%
^Kids in Motion of Springfield LLC dba The Little Gym of Springfield IL	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/18/2023	45.0	34.8	34.3	0.02%
^Yousef Khatib dba Y&M Enterprises	Wholesale Electronic Markets and Agents and Brokers	Term Loan	Prime plus 2.75%	11/15/2023	75.0	56.9	56.2	0.03%
^Howell Gun Works LLC	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	11/14/2023	8.3	6.4	6.2	—%
^Polpo Realty, LLC, Polpo Restaurant, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/6/2038	62.5	58.9	62.5	0.03%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Twinsburg Hospitality Group LLC dba Comfort Suites	Accommodation	Term Loan	Prime plus 2.75%	10/31/2038	945.0	893.7	937.8	0.45%
^Mid-Land Sheet Metal Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/31/2038	137.5	129.6	136.9	0.07%
^Master CNC Inc & Master Properties LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2038	596.6	561.6	585.4	0.28%
^Janice B. McShan and The Metropolitan Day School, LLC	Social Assistance	Term Loan	Prime plus 2.75%	10/31/2023	42.8	33.1	33.7	0.02%
^1 North Restaurant Corp dba 1 North Steakhouse	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/31/2038	212.5	200.0	211.6	0.10%
^Meridian Hotels LLC dba Best Western Jonesboro	Accommodation	Term Loan	Prime plus 2.75%	10/29/2038	664.5	625.3	664.1	0.32%
^New Image Building Services Inc. dba New Image Repair Services	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/29/2023	331.3	248.9	247.0	0.12%
^Greenbrier Technical Services, Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/24/2023	240.1	164.4	167.5	0.08%
^Clairvoyant Realty Corp. and Napoli Marble & Granite Design, Ltd	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/24/2038	246.3	231.8	242.6	0.12%
^Kelly Auto Care LLC dba Shoreline Quick Lube and Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/18/2023	87.5	65.7	65.3	0.03%
^Cencon Properties LLC and Central Connecticut Warehousing Company	Warehousing and Storage	Term Loan	Prime plus 2.75%	9/30/2038	344.5	324.0	343.7	0.16%
^Onofrios Enterprises LLC Onofrios Fresh Cut, Inc	Food Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	312.5	294.6	310.8	0.15%
^Discount Wheel and Tire	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/30/2038	223.8	210.1	220.5	0.11%
^First Steps Real Estate Company, LLC and First Steps Preschool	Social Assistance	Term Loan	Prime plus 2.75%	9/30/2038	97.6	91.7	95.7	0.05%
^Lenoir Business Partners LLC LP Industries, Inc dba Childforms	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	322.7	308.0	324.4	0.16%
^Top Properties LLC and LP Industries, Inc dba Childforms	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	120.0	114.3	121.4	0.06%
^Mitchellville Family Dentistry, Dr. Octavia Simkins-Wiseman DDS PC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/27/2038	335.1	314.6	331.2	0.16%
^Gabrielle Realty, LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	9/27/2038	757.6	711.3	746.0	0.36%
^Anthony C Dinoto and Susan S P Dinoto and Anthony C Dinoto Funeral Homes	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/26/2038	100.0	94.0	99.8	0.05%
^Eastside Soccer Dome, Inc .	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2038	463.8	435.4	462.1	0.22%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Southeast Chicago Soccer, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2038	51.3	48.1	51.1	0.02%
^HJ & Edward Enterprises, LLC dba Sky Zone	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2023	262.5	201.7	203.3	0.10%
^Kiddie Steps 4 You Inc.	Social Assistance	Term Loan	Prime plus 2.75%	9/25/2038	89.3	85.6	89.5	0.04%
^Diamond Memorials Incorporated	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/25/2023	14.3	9.7	9.5	—%
^Serious-Fun in Alpharetta, LLC dba The Little Gym of Alpharetta	Educational Services	Term Loan	Prime plus 2.75%	9/20/2023	46.3	34.6	34.2	0.02%
^Faith Memorial Chapel LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/20/2038	268.4	252.8	266.1	0.13%
^Westville Seafood LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/19/2038	112.3	105.4	110.7	0.05%
^Maynard Enterprises Inc dba Fastsigns of Texarkana	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/18/2023	16.1	12.1	12.0	0.01%
^Grafio Inc dba Omega Learning Center-Acworth	Educational Services	Term Loan	Prime plus 2.75%	9/13/2023	156.3	123.3	122.2	0.06%
^Sound Manufacturing Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/12/2028	54.8	46.9	47.7	0.02%
^The Berlerro Group, LLC dba Sky Zone	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/12/2023	421.3	323.5	320.0	0.15%
^Prospect Kids Academy Inc	Educational Services	Term Loan	Prime plus 2.75%	9/11/2038	124.3	116.4	122.8	0.06%
^Alma J. and William R. Walton and Almas Child Day Care Center	Social Assistance	Term Loan	Prime plus 2.75%	9/11/2038	39.5	37.1	39.4	0.02%
^B for Brunette dba Blo	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/10/2023	53.4	40.3	39.5	0.02%
^Schmaltz Holdings, LLC and Schmaltz Operations, LLC dba Companio	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/4/2038	224.2	208.8	219.1	0.10%
^Excel RP Inc	Machinery Manufacturing	Term Loan	Prime plus 2.75%	8/30/2023	130.3	96.0	97.5	0.05%
^IlOKA Inc dba Microtech Tel and NewCloud Networks	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/30/2023	687.5	506.6	504.2	0.24%
^ACI Northwest Inc.	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	8/30/2023	906.3	452.8	459.3	0.22%
^Spectrum Radio Fairmont, LLC	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	8/30/2023	187.5	164.3	167.0	0.08%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Gulfport Academy Child Care and Learning Center, Inc.	Social Assistance	Term Loan	Prime plus 2.75%	8/30/2023	43.3	31.9	32.3	0.02%
^Ramard Inc and Advanced Health Sciences Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/28/2023	187.5	138.2	135.3	0.06%
^RM Hawkins LLC dba Pure Water Tech West and Robert M Hawkins	Nonstore Retailers	Term Loan	Prime plus 2.75%	8/26/2023	85.8	59.8	60.9	0.03%
^JSIL LLC dba Blackstones Hairdressing	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/16/2023	19.5	14.2	14.1	0.01%
^Island Nautical Enterprises, Inc. and Ingwall Holdings, LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	8/14/2038	445.0	326.6	341.3	0.16%
^Caribbean Concepts, Inc. dba Quick Bleach	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/12/2023	22.5	16.7	16.4	0.01%
^209 North 3rd Street, LLC, Yuster Insurance Group Inc	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/29/2038	83.9	78.5	82.7	0.04%
^Majestic Contracting Services, Inc. dba Majestic Electric and Majestic	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/26/2038	190.0	177.7	186.2	0.09%
^Daniel W and Erin H Gordon and Silver Lining Stables CT, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/24/2023	11.3	8.2	8.4	—%
^Angkor Restaurant Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/19/2038	93.0	87.1	92.1	0.04%
^Harbor Ventilation Inc and Estes Investment, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2038	92.1	22.4	23.7	0.01%
^Tri County Heating and Cooling Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2023	87.8	64.0	65.0	0.03%
^Morning Star Trucking LLC and Morning Star Equipment and Leasing LLC	Truck Transportation	Term Loan	Prime plus 2.75%	7/17/2023	53.8	39.2	38.4	0.02%
^Maxiflex LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/28/2023	153.5	110.5	112.9	0.05%
^GIA Realty LLC and VRAJ GIA LLC dba Lakeview Laundromat	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/28/2038	97.5	91.0	97.1	0.05%
^JRA Holdings LLC, Jasper County Cleaners Inc dba Superior Cleaner	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/28/2038	121.0	112.0	119.4	0.06%
^2161 Highway 6 Trail, LLC, R. H. Hummer JR., Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	6/19/2026	1,250.0	788.0	812.6	0.39%
^CBlakeslee Arpaia Chapman, Inc. dba Blakeslee Industrial Services	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	6/18/2028	875.0	737.8	765.6	0.37%
^KDP LLC and KDP Investment Advisors, Inc and KDP Asset Management, Inc	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/14/2023	343.8	248.2	249.4	0.12%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Elite Structures Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/12/2038	932.8	847.9	904.0	0.43%
^Willowbrook Properties LLC, Grove Gardens Landscaping Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/5/2038	186.3	173.9	184.9	0.09%
^Absolute Desire LLC and Mark H. Szierer, Sophisticated Smile	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/5/2038	188.3	175.9	186.1	0.09%
^RKP Service dba Rainbow Carwash	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/31/2023	300.0	216.7	218.1	0.10%
^RXSB, Inc dba Medicine Shoppe	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	5/30/2023	186.3	133.3	133.7	0.06%
^Gregory P Jellenek OD and Associates PC dba Gregory P Jellenek OD	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/28/2023	63.5	45.3	45.8	0.02%
^Ryan D. Thornton and Thornton & Associates LLC	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	5/24/2023	68.8	37.3	37.4	0.02%
^PowerWash Plus, Inc. and CJR, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/30/2038	550.0	512.3	543.3	0.26%
^Peanut Butter & Co., Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	4/30/2023	100.0	70.3	70.6	0.03%
^Brothers International Desserts	Food Manufacturing	Term Loan	Prime plus 2.75%	4/26/2023	230.0	162.6	164.9	0.08%
^Kidrose, LLC dba Kidville Riverdale	Educational Services	Term Loan	Prime plus 2.75%	4/22/2023	78.8	56.3	56.9	0.03%
^Vernon & Stephanie Scott and Little Stars Day Care Center, Inc.	Educational Services	Term Loan	Prime plus 2.75%	4/18/2038	151.0	140.5	149.8	0.07%
^1258 Hartford TPKE, LLC and Phelps and Sons, Inc	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/29/2038	124.6	115.7	122.4	0.06%
^Capital Scrap Metal, LLC and Powerline Investment, LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/29/2038	500.0	441.7	470.7	0.23%
^MRM Supermarkets Inc dba Constantins Breads; Dallas Gourmet Breads;	Food Manufacturing	Term Loan	Prime plus 2.75%	3/29/2038	336.0	312.5	330.0	0.16%
^Neyra Industries, Inc. and Edward Neyra	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	3/27/2023	217.5	152.1	155.1	0.07%
^A & M Commerce, Inc. dba Cranberry Sunoco	Gasoline Stations	Term Loan	Prime plus 2.75%	3/27/2038	330.3	306.4	325.7	0.16%
^Xela Pack, Inc. and Aliseo and Catherine Gentile	Paper Manufacturing	Term Loan	Prime plus 2.75%	3/27/2028	271.8	225.8	234.1	0.11%
^American Diagnostic Imaging, Inc. dba St. Joseph Imaging Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/25/2038	537.5	499.0	528.7	0.25%
^Michael A.and HeatherR. Welsch dba Art & FrameEtc.	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/22/2038	67.5	62.7	66.6	0.03%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^M & H Pine Straw Inc and Harris L. Maloy	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/21/2023	288.8	201.8	205.1	0.10%
^Truth Technologies Inc dba Truth Technologies Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/21/2023	79.5	55.6	55.9	0.03%
^J. Kinderman & Sons Inc., dba BriteStar Inc.	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	12/31/2018	181.3	129.5	129.8	0.06%
^Stellar Environmental LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/18/2023	56.3	39.4	40.1	0.02%
^Sound Manufacturing, Inc. and Monster Power Equipment Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/15/2023	523.0	364.8	369.5	0.18%
^Golden Gate Lodging LLC	Accommodation	Term Loan	Prime plus 2.75%	3/12/2038	115.0	106.8	113.4	0.05%
^Bakhtar Group LLC dba Malmaison	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2023	103.8	72.4	72.6	0.03%
^River Club Golf Course Inc dba The River Club	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2038	475.2	440.2	467.2	0.22%
^Osceola River Mill, LLC(EPC) Ironman Machine, Inc.	Machinery Manufacturing	Term Loan	Prime plus 2.75%	2/20/2038	86.3	79.9	84.9	0.04%
^Java Warung, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/19/2038	51.0	47.3	50.3	0.02%
^Nancy & Karl Schmidt(EPC) Moments to Remember USA, LLC	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	2/15/2038	106.3	98.5	104.6	0.05%
^Orient Direct, Inc. dba Spracht, Celltek, ODI	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	2/12/2023	84.9	58.0	58.1	0.03%
^Knits R Us, Inc. dba NYC Sports	Textile Mills	Term Loan	Prime plus 2.75%	2/11/2038	125.0	116.0	123.6	0.06%
^North Country Transport, LLC	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	2/6/2023	15.0	10.4	10.6	0.01%
^MJD Investments, LLC dba The Community Day School	Social Assistance	Term Loan	Prime plus 2.75%	1/31/2038	258.3	238.9	253.2	0.12%
^Sherill Universal City dba Golden Corral	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/28/2038	440.5	409.0	433.7	0.21%
^Elegant Fireplace Mantels, Inc. dba Elegant Fireplace Mantels	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/31/2022	97.5	66.0	66.2	0.03%
^Macho LLC Madelaine Chocolate Novelties Inc dba The Madelai	Food Manufacturing	Term Loan	Prime plus 2.75%	12/31/2037	500.0	463.9	494.1	0.24%
^WI130, LLC & Lakeland Group, Inc dba Lakeland Electrical	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/31/2028	271.5	226.7	233.0	0.11%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Babie Bunnie Enterprises Inc dba Triangle Mothercare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/28/2027	46.3	34.4	35.0	0.02%
^John Duffy Fuel Co., Inc.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/28/2022	513.8	348.0	354.7	0.17%
^Polpo Realty LLC & Polpo Restaurant LLC dba Polpo Restauran	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/27/2037	517.5	479.6	510.7	0.24%
^Martin L Hopp, MD PHD A Medical Corp dba Tower ENT	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2022	66.3	44.7	45.1	0.02%
^United Woodworking, Inc	Wood Product Manufacturing	Term Loan	6%	12/20/2022	17.3	11.7	11.9	0.01%
^Pioneer Window Holdings, Inc and Subsidiaries dba Pioneer Windows	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/20/2022	225.0	152.3	154.0	0.07%
^Ezzo Properties, LLC and Great Lakes Cleaning, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/20/2027	389.6	318.7	326.0	0.16%
^The Amendments Group LLC dba Brightstar	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/17/2022	22.5	15.2	15.5	0.01%
^Cheryle A Baptiste and Cheryle Baptiste DDS PLLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/30/2037	286.5	265.0	281.5	0.13%
^Aegis Creative Communications, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/30/2022	387.5	252.3	252.6	0.12%
^Daniel Gordon and Erin Gordon and Silver Lining Stables CT, LLC	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	11/28/2037	223.8	206.2	219.5	0.10%
^D&L Rescources, Inc. dba The UPS Store	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	11/27/2022	9.8	6.5	6.5	—%
^Richmond Hill Mini Market, LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/27/2037	185.3	170.7	181.3	0.09%
^DRV Enterprise, Inc. dba Cici's Pizza # 339	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/26/2022	65.0	40.5	41.3	0.02%
^Clean Brothers Company Inc dba ServPro of North Washington County	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/21/2022	17.0	7.7	7.8	—%
^U & A Food and Fuel, Inc. dba Express Gas & Food Mart	Gasoline Stations	Term Loan	Prime plus 2.75%	11/21/2037	96.3	88.7	94.4	0.05%
^Pioneer Windows Manufacturing Corp, Pioneer Windows	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	11/21/2022	275.0	184.0	186.0	0.09%
^R & J Petroleum LLC Manar USA, Inc.	Gasoline Stations	Term Loan	Prime plus 2.75%	11/20/2037	180.0	165.8	176.3	0.08%
^St Judes Physical Therapy P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/19/2022	21.0	14.0	14.3	0.01%
^Hi-Def Imaging, Inc. dba SpeedPro Imaging	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/9/2022	22.2	14.9	15.0	0.01%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Reidville Hydraulics Mfg Inc dba Summit	Machinery Manufacturing	Term Loan	Prime plus 2.75%	11/2/2037	265.9	245.2	258.7	0.12%
^Big Apple Entertainment Partners, LLC dba Ripley's Believe It or Not	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/26/2022	180.0	121.8	122.0	0.06%
^LA Diner Inc dba Loukas L A Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/28/2037	677.5	625.7	666.0	0.32%
^ATC Fitness LLC dba Around the Clock Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2022	180.0	120.7	122.5	0.06%
^University Park Retreat, LLC dba Massage Heights	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/27/2022	76.0	49.6	50.5	0.02%
^Forno Italiano Di Nonna Randazzo, LLC dba Nonna Randazzo's Bakery	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/26/2037	183.8	169.9	180.0	0.09%
^LaSalle Market and Deli EOK Inc and Rugen Realty LLC dba LaSalle Mark	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/21/2037	252.3	231.4	245.0	0.12%
^O'Rourkes Diner LLC dba O'Rourke's Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/19/2037	65.5	60.1	63.5	0.03%
^Michael J. Speeney & Joyce Speeney and R2 Tape, Inc.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/31/2037	367.5	336.4	358.1	0.17%
^AJK Enterprise LLC dba AJK Enterprise LLC	Truck Transportation	Term Loan	Prime plus 2.75%	8/27/2022	16.5	10.6	10.8	0.01%
^New Image Building Services, Inc. dba New Image Repair Services	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/23/2037	285.7	261.6	275.7	0.13%
^Suncoast Aluminum Furniture, Inc	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	8/17/2037	360.0	329.8	351.0	0.17%
^Hofgard & Co., Inc. dba HofgardBenefits	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/27/2022	107.3	68.3	69.3	0.03%
^Georgia Safe Sidewalks LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/27/2022	15.0	9.4	9.5	—%
^Scoville Plumbing & Heating Inc and Thomas P. Scoville	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/25/2022	50.0	33.5	34.1	0.02%
^Central Tire, Inc. dba Cooper Tire & Auto Services	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/29/2037	288.5	262.8	280.1	0.13%
^WPI, LLC	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	6/29/2024	129.5	92.0	94.2	0.05%
^Havana Central (NY) 5, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/29/2022	1,166.8	766.6	780.9	0.37%
^Jenkins-Pavia Corporation dba Victory Lane Quick Oil Change	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/27/2037	69.8	63.5	67.8	0.03%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^KIND-ER-ZZ Inc dba Kidville	Educational Services	Term Loan	Prime plus 2.75%	6/15/2022	50.0	31.2	31.6	0.02%
^Graphish Studio, Inc. and Scott Fishoff	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/14/2022	20.3	12.7	12.9	0.01%
^ALF, LLC, Mulit-Service Eagle Tires	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	5/31/2037	62.9	57.2	61.1	0.03%
^Craig R Freehauf dba Lincoln Theatre	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	5/31/2022	47.9	22.0	22.4	0.01%
^Lefont Theaters, Inc.	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	5/30/2022	137.0	85.2	86.6	0.04%
^Christou Real Estate Holdings LLC dba Tops American Grill	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/17/2037	284.0	257.9	275.4	0.13%
^Tracey Vita-Morris dba Tracey Vita's School of Dance	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	5/10/2022	22.5	14.0	14.2	0.01%
^Bisson Transportation, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	5/7/2037	588.1	553.0	588.9	0.28%
^Bisson Moving & Storage Company Bisson Transportation Inc and BTG Real	Truck Transportation	Term Loan	Prime plus 2.75%	5/7/2022	528.8	350.0	356.3	0.17%
^Fair Deal Food Mart Inc dba Neighbors Market	Gasoline Stations	Term Loan	Prime plus 2.75%	5/3/2037	381.3	346.5	370.3	0.18%
^Tanner Optical, Inc. dba Murphy Eye Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/27/2022	8.3	5.0	5.1	—%
^Zane Filippone Co Inc dba Culligan Water Conditioning	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/12/2022	558.2	344.0	350.0	0.17%
^Indoor Playgrounds Limited Liability Company dba Kidville	Educational Services	Term Loan	Prime plus 2.75%	4/5/2022	19.5	8.4	8.6	—%
^Brandywine Picnic Park, Inc. and B.Ross Capps & Linda Capps	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/30/2031	231.5	195.9	205.8	0.10%
^Access Staffing, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/30/2022	187.5	113.6	114.8	0.05%
^Willow Springs Golf Course, Inc. & JC Lindsey Family Limited Partners	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/29/2037	755.4	696.2	743.5	0.36%
^Manuel P. Barrera and Accura Electrical Contractor, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/23/2028	103.7	82.0	84.9	0.04%
^Shweiki Media, Inc. dba Study Breaks Magazine	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/22/2027	1,178.8	916.7	947.4	0.45%
^ATC Fitness, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2022	10.2	6.1	6.2	—%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^ATI Jet, Inc.	Air Transportation	Term Loan	Prime plus 2.75%	12/28/2026	852.8	643.1	664.9	0.32%
^J. Kinderman & Sons, Inc. dba Brite Star Manufacturing Company	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/22/2036	495.0	452.5	482.9	0.23%
^K's Salon, LLC d/b/a K's Salon	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/20/2021	73.6	42.8	43.2	0.02%
^15 Frederick Place LLC & Pioneer Windows Holdings Inc & Subs	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/16/2021	250.0	144.1	146.2	0.07%
^M & H Pinestraw, Inc. and Harris L. Maloy	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/15/2021	238.3	138.6	140.5	0.07%
^Taylor Transport, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	12/8/2021	515.5	219.2	223.1	0.11%
^Thomas P. Scoville dba Scoville Plumbing & Heating, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/16/2021	62.5	35.6	36.3	0.02%
^MRM Supermarkets, Inc. dba Constantin's Breads	Food Manufacturing	Term Loan	Prime plus 2.75%	11/10/2021	137.5	79.0	80.2	0.04%
^K9 Bytes, Inc & Epazz, Inc dba K9 Bytes, Inc	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	10/26/2021	58.8	34.4	34.8	0.02%
^28 Cornelia Street Properties, LLC and Zouk, Ltd.dba Palma	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/25/2021	22.5	12.5	12.7	0.01%
^PTK, Incorporated dba Night N Day 24 HR Convenience Store	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/30/2036	137.5	122.9	131.0	0.06%
^39581 Garfield, LLC and Tricounty Neurological Associates, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2036	28.5	25.3	26.9	0.01%
^39581 Garfield, LLC and Tri County Neurological Associates, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2036	83.3	74.3	79.1	0.04%
^Robert E. Caves, Sr. and American Plank dba Caves Enterprises	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/30/2021	302.5	165.5	168.3	0.08%
^Big Apple Entertainment Partners, LLC dba Ripley's Believe it or Not	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2021	1,070.0	589.1	594.4	0.28%
^Polymer Sciences, Inc. dba Polymer Sciences, Inc.	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/28/2036	422.6	377.3	402.4	0.19%
^Equity National Capital LLC & Chadbourne Road Capital, LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	9/26/2021	62.5	34.8	35.2	0.02%
^Bryan Bantry Inc.	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/8/2021	400.0	148.1	149.4	0.07%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^SBR Technologies d/b/a Color Graphics	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/31/2021	806.2	433.9	441.2	0.21%
^Michael S. Decker & Janet Decker dba The Hen House Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/30/2036	16.4	14.7	15.6	0.01%
^Qycell Corporation	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	8/19/2021	187.5	97.1	98.2	0.05%
^Trademark Equipment Company Inc and David A. Daniel	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	8/19/2036	133.6	119.1	126.8	0.06%
^Valiev Ballet Academy, Inc	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	8/12/2036	91.5	37.8	40.3	0.02%
^A & A Auto Care, LLC dba A & A Auto Care, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/12/2036	101.0	90.1	96.0	0.05%
^LaHoBa, LLC dba Papa John's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/3/2036	77.5	68.6	73.2	0.04%
^Kelly Chon LLC dba Shi-Golf	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	7/29/2021	17.5	6.9	7.0	—%
^MTV Bowl, Inc. dba Legend Lanes	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/30/2036	248.5	223.0	237.7	0.11%
^Lavertue Properties LLP dba Lavertue Properties	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/29/2036	44.8	39.8	42.5	0.02%
^Lisle Lincoln II Limited Partnership dba Lisle Lanes LP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/29/2036	338.1	312.0	332.9	0.16%
^Pierce Developments, Inc. dba Southside Granite	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/13/2036	256.1	227.3	242.2	0.12%
^Major Queens Body & Fender Corp	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/10/2021	28.6	15.2	15.4	0.01%
^J&K Fitness, LLC dba Physiques Womens Fitness Center	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/8/2036	449.3	407.6	434.9	0.21%
^Peanut Butter & Co., Inc. dba Peanut Butter & Co.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/3/2021	65.5	33.6	34.0	0.02%
^Demand Printing Solutions, Inc. and MLM Enterprises, LLC dba Demand	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/27/2021	16.5	8.6	8.7	—%
^Modern on the Mile, LLC dba Ligne Roset	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	5/25/2021	212.5	110.0	111.4	0.05%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Music Mountain Water Company, LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	4/25/2036	138.1	121.4	129.6	0.06%
^Profile Performance, Inc. and Eidak Real Estate, L.L.C.	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/20/2036	127.5	112.6	120.2	0.06%
^Northwind Outdoor Recreation, Inc. dba Red Rock Wilderness Store	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/18/2036	129.5	116.5	124.4	0.06%
^Michael S. Korfe dba North Valley Auto Repair	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/24/2036	15.5	13.7	14.6	0.01%
^Actknowledge,Inc dba Actknowledge	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/21/2021	57.3	29.0	29.4	0.01%
^Food & Beverage Associates Of N.J. Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/11/2021	10.0	4.4	4.5	—%
^Key Products I&II, Inc. dba Dunkin' Donuts/Baskin-Robbins	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/10/2021	153.0	77.5	78.4	0.04%
^Stephen Frank, Patricia Frank and Suds Express LLC dba Frank Chiropra	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/25/2023	63.0	36.2	37.1	0.02%
^SuzyQue’s LLC dba Suzy Que’s	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/11/2036	61.0	53.8	57.4	0.03%
^Little People’s Village, LLC dba Little People’s Village	Social Assistance	Term Loan	Prime plus 2.75%	1/31/2036	31.1	27.3	29.1	0.01%
^Seagate Group Holdings, Inc. dba Seagate Logistics, Inc.	Support Activities for Transportation	Term Loan	Prime plus 2.75%	1/28/2036	113.4	99.4	106.1	0.05%
^Patrageous Enterprises, LLC dba Incredibly Edible Delites of Laurel	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/29/2020	7.6	3.5	3.5	—%
Dixie Transport, Inc. & Johnny D. Brown & Jimmy Brown & Maudain Brown	Support Activities for Transportation	Term Loan	5.25%	12/28/2035	145.9	137.4	146.2	0.07%
^Shree OM Lodging, LLC dba Royal Inn	Accommodation	Term Loan	Prime plus 2.75%	12/17/2035	27.7	24.2	25.8	0.01%
Groundworks Unlimited LLC	Specialty Trade Contractors	Term Loan	6%	12/17/2023	120.0	81.2	83.4	0.04%
^Lodin Medical Imaging, LLC dba Watson Imaging Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/1/2020	66.4	30.7	31.1	0.01%
^Robert F. Schuler and Lori A. Schuler dba Bob’s Service Center	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/30/2035	34.0	29.7	31.6	0.02%
^Any Garment Cleaner-East Brunswick, Inc dba Any Garment Cleaner	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/18/2020	42.5	16.9	17.1	0.01%
^West Cobb Enterprises, Inc and Advanced Eye Associates, L.L.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/12/2035	148.7	129.9	138.3	0.07%
^Lincoln Park Physical Therapy	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/20/2020	43.5	19.9	20.2	0.01%
^K9 Bytes, Inc & Epazz, Inc	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	9/30/2020	18.5	8.7	8.8	—%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Elan Realty, LLC and Albert Basse Asociates, Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	9/30/2035	228.2	198.3	211.3	0.10%
^Success Express,Inc. dba Success Express	Couriers and Messengers	Term Loan	Prime plus 2.75%	9/29/2020	91.8	41.1	41.4	0.02%
^Modern Manhattan, LLC	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	9/20/2020	204.0	92.5	93.5	0.04%
^Dirk's Trucking, L.L.C. dba Dirk's Trucking	Truck Transportation	Term Loan	Prime plus 2.75%	9/17/2020	17.7	7.9	8.0	—%
^Rudy & Louise Chavez dba Clyde's Auto and Furniture Upholstery	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/2/2035	50.1	43.4	46.3	0.02%
^Newsome Trucking Inc and Kevin Newsome	Truck Transportation	Term Loan	Prime plus 2.75%	9/2/2035	423.1	208.3	221.6	0.11%
^California College of Communications, Inc.	Educational Services	Term Loan	Prime plus 2.75%	11/2/2020	172.5	79.7	80.5	0.04%
^DDLK Investments LLC dba Smoothie King	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/30/2020	7.5	2.6	2.6	—%
^Planet Verte,LLC dba Audio Unlimited	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/20/2020	40.0	17.9	18.0	0.01%
^Members Only Software	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/30/2020	40.3	17.6	17.8	0.01%
^ActKnowledge,Inc dba ActKnowledge	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/30/2020	50.0	21.4	21.6	0.01%
^I-90 RV & Auto Supercenter	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/29/2035	74.9	64.6	68.9	0.03%
^WeaverVentures, Inc dba The UPS Store	Postal Service	Term Loan	Prime plus 2.75%	7/28/2020	23.8	10.3	10.5	0.01%
^CJ Park Inc. dba Kidville Midtown West	Educational Services	Term Loan	Prime plus 2.75%	6/25/2020	26.4	8.9	9.0	—%
^Zouk, Ltd. dba Palma	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/25/2020	27.5	12.2	12.3	0.01%
^Tanner Optical Inc. dba Murphy Eye Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/22/2035	94.6	81.7	87.1	0.04%
^M & H Pine Straw, Inc.and Harris Maloy	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	7/10/2020	67.5	29.2	29.6	0.01%
^Excel RP, Inc., Kevin and Joann Foley	Machinery Manufacturing	Term Loan	Prime plus 2.75%	7/8/2028	50.0	37.9	39.6	0.02%
ValleyStar, Inc. dba BrightStar HealthCare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2020	0.6	2.6	2.6	—%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^ValleyStar, Inc. dba BrightStar Healthcare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2020	7.5	3.2	3.2	—%
^Diag, LLC dba Kidville	Educational Services	Term Loan	Prime plus 2.75%	6/21/2020	37.5	15.6	15.8	0.01%
^M & H Pine Straw, Inc and Harris L. Maloy	Support Activities for Agriculture and Forestry	Term Loan	6%	4/30/2020	183.3	59.4	60.2	0.03%
^New Economic Methods LLC dba Rita's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2020	24.8	0.7	0.7	—%
^Cocoa Beach Parasail Corp. dba Cocoa Beach Parasail	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/26/2020	6.3	2.5	2.6	—%
^Vortex Automotive LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/5/2035	76.6	65.8	70.1	0.03%
^ATC Fitness LLC dba Around the Clock Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2019	15.0	4.5	4.5	—%
^Lahoba,LLC dba Papa John's Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/30/2034	42.5	36.2	38.6	0.02%
^Music Mountain Water Company,LLC dba Music Mountain Water Co.	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	12/29/2019	185.4	69.1	69.9	0.03%
^Animal Intrusion Prevention Systems Holding Company, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/29/2024	126.5	29.0	29.9	0.01%
^David A. Nusblatt, D.M.D, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/11/2019	9.0	3.3	3.3	—%
^CMA Consulting dba Construction Management Associates	Construction of Buildings	Term Loan	Prime plus 2.75%	12/11/2019	58.5	19.5	19.7	0.01%
^KMC RE, LLC & B&B Kennels	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/19/2034	58.3	49.5	52.7	0.03%
^Demand Printing Solutions, Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	12/12/2019	10.0	3.6	3.7	—%
^Planet Verte, LLC dba Audio Unlimited of Oceanside	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/28/2019	57.0	20.3	20.5	0.01%
^Demand Printing Solutions, Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	10/29/2034	147.5	124.9	132.9	0.06%
^Supreme Screw Products	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	4/17/2019	308.2	87.6	88.4	0.04%
^Gray Tree Service, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/18/2018	50.0	12.4	12.5	0.01%
^Envy Salon & Spa LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/4/2018	20.3	4.9	4.9	—%
^Gourmet to You, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2019	12.1	3.3	3.3	—%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^The Alba Financial Group, Inc.	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	6%	1/10/2019	22.5	12.1	12.2	0.01%
^Grapevine Professional Services, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/22/2019	8.2	2.0	2.0	—%
^Inflate World Corporation	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/30/2018	7.5	1.3	1.3	—%
^Peter Thomas Roth Labs LL	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/26/2018	425.0	93.3	93.9	0.04%
^Dream Envy, Ltd. dba Massage Envy	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/9/2018	88.0	20.6	20.7	0.01%
^CBA D&A Pope, LLC dba Christian Brothers Automotive	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/14/2018	144.9	28.8	28.9	0.01%
^Gilbert Chiropractic Clinic, Inc.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/7/2018	22.5	4.0	4.1	—%
^D & D's Divine Beauty School of Esther, LLC	Educational Services	Term Loan	6%	8/1/2031	57.7	51.3	54.1	0.03%
^Daniel S. Fitzpatrick dba Danny's Mobile Appearance Reconditioning Service	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/29/2018	9.4	1.6	1.6	—%
^Burks & Sons Development LLC dba Tropical Smoothie Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/22/2018	49.8	8.0	8.0	—%
Bliss Coffee and Wine Bar, LLC	Food Services and Drinking Places	Term Loan	6%	3/19/2018	87.5	69.9	70.2	0.03%
^Zog Inc.	Other Information Services	Term Loan	6%	3/17/2018	97.5	62.1	62.3	0.03%
^Saan M.Saelee dba Saelee's Delivery Service	Truck Transportation	Term Loan	Prime plus 2.75%	3/12/2018	9.8	1.6	1.6	—%
Integrity Sports Group, LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	6%	3/6/2018	75.0	31.7	31.8	0.02%
^Enewhere Custom Canvas, LLC	Textile Product Mills	Term Loan	Prime plus 2.75%	2/15/2018	12.0	1.9	1.9	—%
^A & A Acquisition, Inc. dba A & A International	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	2/15/2018	100.0	14.8	14.9	0.01%
^All American Printing	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	10/26/2032	69.8	37.6	39.8	0.02%
^Seo's Paradise Cleaners, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/19/2018	9.8	0.6	0.6	—%
^Margab, Inc. dba Smoothie King	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/28/2017	44.0	5.7	5.7	—%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^RCB Enterprises, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/18/2017	21.2	3.4	3.4	—%
^Timothy S. Strange dba Strange's Mobile Apperance Reconditioning Service	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/17/2017	8.4	0.8	0.8	—%
^Parties By Pat, Inc. and Jose M. Martinez Jr.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/11/2017	93.1	11.8	11.8	0.01%
^Tammy's Bakery, Inc. dba Tammy's Bakery	Food Manufacturing	Term Loan	Prime plus 2.75%	12/10/2017	71.8	9.9	10.0	—%
^Maria C. Sathre and David N. Sathre dba Black Forest Liquor Store	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/28/2017	18.6	2.2	2.2	—%
^MJ Mortgage & Tax Services, Inc.	Credit Intermediation and Related Activities	Term Loan	Prime plus 2.75%	11/14/2017	6.9	0.4	0.4	—%
^Kings Laundry,LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/30/2017	64.5	7.1	7.1	—%
^Quality Engraving Services Inc. and Ian M. Schnaitman	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	10/17/2017	15.0	1.7	1.7	—%
^Louis B. Smith dba LAQ Funeral Coach	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/15/2017	12.6	1.2	1.2	—%
^1911 East Main Street Holdings, Corp	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2032	15.8	12.3	13.1	0.01%
^Metano IBC Services, Inc. and Stone Brook Leasing, LLC	Rental and Leasing Services	Term Loan	Prime plus 2.75%	8/17/2017	315.0	25.2	25.3	0.01%
^Mala Iyer, MD dba Child and Family Wellness Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/11/2017	50.0	4.8	4.9	—%
^Twietmeyer Dentistry PA	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/30/2017	148.9	9.9	9.9	—%
^Water Works Laundromat, LLC	Personal and Laundry Services	Term Loan	Prime plus 2.25%	9/7/2027	267.3	184.0	187.1	0.09%
^Dave Kris, and MDK Ram Corp.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/5/2026	221.0	32.3	33.4	0.02%
^No Thirst Software LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/26/2017	6.8	0.2	0.2	—%
^CCIPTA, LLC	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	1/17/2017	47.0	0.2	0.2	—%
^Gill Express Inc. dba American Eagle Truck Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	1/5/2027	286.9	187.3	194.8	0.09%
^Spain Street LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/29/2017	63.0	0.9	0.9	—%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Kyoshi Enterprises, LLC	Educational Services	Term Loan	Prime plus 2.75%	12/29/2016	22.5	—	—	—%
^Nora A. Palma and Julio O Villcas	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/27/2017	56.3	0.1	0.1	—%
^Smooth Grounds, Inc.	Food Services and Drinking Places	Term Loan	7.75%	12/31/2018	64.5	30.6	30.8	0.01%
^Fran-Car Corporation dba Horizon Landscape Management	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/3/2028	407.8	161.0	168.0	0.08%
^Head To Toe Personalized Pampering, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/27/2031	52.0	9.0	9.5	—%
^Maxwell Place, LLC	Nursing and Residential Care Facilities	Term Loan	6.5%	12/31/2018	1,076.8	772.5	779.2	0.37%
^Christopher F. Bohon & Pamela D. Bohon	Social Assistance	Term Loan	Prime plus 2.75%	10/28/2026	14.2	3.2	3.4	—%
^Shree Om Lodging, LLC dba Royal Inn	Accommodation	Term Loan	Prime plus 2.75%	5/2/2030	333.3	64.1	67.4	0.03%
^Pedzik's Pets, LLC	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	3/31/2030	53.5	9.0	9.4	—%
^Nancy Carapelluci & A & M Seasonal Corner Inc.	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/1/2025	106.9	14.5	15.0	0.01%
^Moonlight Multi Media Production, Inc.	Other Information Services	Term Loan	5.3%	2/1/2025	19.7	3.3	3.4	—%
David M. Goens dba Superior Auto Paint & Body, Inc.	Repair and Maintenance	Term Loan	6%	8/26/2024	250.0	17.5	18.1	0.01%
^McCallister Venture Group, LLC and Maw's Vittles, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/30/2029	75.0	11.6	12.1	0.01%
^Computer Renaissance dba Dante IT Services, Inc.	Electronics and Appliance Stores	Term Loan	Prime plus 3.75%	3/1/2018	100.0	1.6	1.6	—%
^Chong Hun Im dba Kim's Market	Food and Beverage Stores	Term Loan	Prime plus 2.5%	2/27/2024	80.0	9.5	9.7	—%
Whirlwind Car Wash, Inc.	Repair and Maintenance	Term Loan	Prime plus 2%	4/9/2029	333.3	65.5	65.8	0.03%
^West Experience,Inc/West Mountain Equipment Rental,Inc/Ski West Lodge	Amusement, Gambling, and Recreation Industries	Term Loan	6%	6/5/2026	1,333.0	863.5	895.8	0.43%
^Center-Mark Car Wash, Ltd	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/18/2024	221.3	27.9	28.7	0.01%
^Shuttle Car Wash, Inc. dba Shuttle Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.25%	11/10/2028	109.8	17.2	17.5	0.01%
^Min Hui Lin	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/30/2028	134.3	17.5	18.2	0.01%
^Delta Partners, LLC dba Delta Carwash	Repair and Maintenance	Term Loan	Prime plus 2.5%	4/5/2029	280.9	42.5	44.0	0.02%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Auto Sales, Inc.	Motor Vehicle and Parts Dealers	Term Loan	6%	8/17/2023	75.0	7.8	8.0	—%
^B & J Manufacturing Corporation and Benson Realty Trust	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2%	3/30/2021	250.0	18.8	18.8	0.01%
^RAB Services, Inc. & Professional Floor Installations	Specialty Trade Contractors	Term Loan	Prime plus 2.5%	1/31/2023	62.5	7.0	7.1	—%
^Ralph Werner dba Werner Transmissions	Gasoline Stations	Term Loan	Prime plus 2.75%	12/29/2021	26.6	2.3	2.4	—%
^Taste of Inverness, Inc. dba China Garden	Food Services and Drinking Places	Term Loan	Prime plus 2%	6/29/2025	73.8	8.8	8.8	—%
^M. Krishna, Inc. dba Super 8 Motel	Accommodation	Term Loan	Prime plus 2%	3/20/2025	250.0	9.4	9.5	—%
^Robin C. & Charles E. Taylor & Brigantine Aquatic Center LLC	Amusement, Gambling, and Recreation Industries	Term Loan	6%	9/14/2023	185.8	31.5	32.3	0.02%
^OrthoQuest, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2%	3/12/2022	56.8	4.3	4.3	—%
^CPN Motel, L.L.C. dba American Motor Lodge	Accommodation	Term Loan	Prime plus 2.25%	4/30/2024	379.0	30.8	31.1	0.01%
^Track Side Collision & Tire, Inc.	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/16/2025	44.8	4.9	5.0	—%
^Duttakrupa, LLC dba Birmingham Motor Court	Accommodation	Term Loan	Prime plus 2.25%	9/8/2023	98.8	12.2	12.3	0.01%
^Deesha Corporation, Inc. dba Best Inn & Suites	Accommodation	Term Loan	Prime plus 2.25%	2/14/2025	250.0	27.4	27.8	0.01%
^Maruti, Inc	Accommodation	Term Loan	Prime plus 2.25%	11/25/2024	220.0	25.4	25.7	0.01%
Willington Hills Equestrian Center LLC	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	10/19/2022	85.0	12.8	13.1	0.01%
^LABH, Inc.	Accommodation	Term Loan	Prime plus 2.25%	9/27/2024	555.0	40.8	41.3	0.02%
^Randall D. & Patricia D. Casaburi dba Pat's Pizzazz	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	3/13/2023	68.8	7.0	7.2	—%
^Gain Laxmi, Inc. dba Super 8 Motel	Accommodation	Term Loan	Prime plus 2.25%	5/31/2023	202.5	20.0	20.2	0.01%
^Naseeb Corporation	Accommodation	Term Loan	Prime plus 2.25%	3/31/2024	402.5	29.8	30.2	0.01%
^Stillwell Ave Prep School	Social Assistance	Term Loan	Prime plus 2.75%	1/14/2023	72.0	6.4	6.5	—%
^Karis, Inc.	Accommodation	Term Loan	Prime plus 2%	12/22/2023	148.8	13.4	13.4	0.01%
^Five Corners, Ltd.	Gasoline Stations	Term Loan	Prime plus 2.75%	12/11/2019	85.0	4.7	4.8	—%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Alyssa Corp dba Knights Inn	Accommodation	Term Loan	Prime plus 2.25%	9/30/2023	350.0	42.0	42.4	0.02%
^Bhailal Patel dba New Falls Motel	Accommodation	Term Loan	Prime plus 2.75%	3/27/2023	100.0	3.7	3.8	—%
^Pegasus Automotive, Inc.	Gasoline Stations	Term Loan	Prime plus 2.75%	12/23/2022	112.5	10.9	11.2	0.01%
^Delyannis Iron Works	Fabricated Metal Product Manufacturing	Term Loan	6%	12/8/2022	16.0	1.0	1.1	—%
^P. Agrino, Inc. dba Andover Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/18/2021	150.0	8.9	9.1	—%
^Golden Elevator Co., Inc.	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	1/31/2022	50.0	0.4	0.4	—%
^RJS Service Corporation	Gasoline Stations	Term Loan	Prime plus 2.75%	8/20/2021	79.0	6.2	6.3	—%
Chez Rurene Bakery	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/20/2017	150.0	9.2	9.2	—%
Total Performing SBA Unguaranteed Investments					$235,664.6	$204,850.6	$202,886.6	97.03%

Non-Performing SBA Unguaranteed Investments (3)
^*200 North 8th Street Associates LLC and Enchanted Acres	Food Manufacturing	Term Loan	Prime plus 2.75%	5/4/2028	$468.8	$469.3	$441.3	0.21%
^*214 North Franklin, LLC and Winter Ventures, Inc.	Nonstore Retailers	Term Loan	6%	11/29/2037	81.7	81.7	29.7	0.01%
^*A + Quality Home Health Care, Inc.	Ambulatory Health Care Services	Term Loan	6%	8/1/2016	1.3	1.3	1.2	—%
*Almeria Marketing 1, Inc.	Personal and Laundry Services	Term Loan	7.75%	10/15/2015	4.3	4.3	0.6	—%
^*Al-Mustafa Enterprise, Inc. and Al-Mustafa Enterprise Inc	Motor Vehicle and Parts Dealers	Term Loan	6.25%	9/18/2040	129.3	129.5	109.0	0.05%
^*AUM Estates, LLC and Sculpted Figures Plastic Surgery Inc.	Ambulatory Health Care Services	Term Loan	6%	3/14/2038	305.3	305.7	28.8	0.01%
*AWA Fabrication & Construction, L.L.C.	Fabricated Metal Product Manufacturing	Term Loan	6%	4/30/2025	34.7	34.8	19.4	0.01%
^*B&B Fitness and Barbell, Inc. dba Elevations Health Club	Amusement, Gambling, and Recreation Industries	Term Loan	6%	6/22/2035	206.4	206.7	201.6	0.10%
*Baker Sales, Inc. d/b/a Baker Sales, Inc.	Nonstore Retailers	Term Loan	6%	3/29/2036	177.0	177.4	80.2	0.04%
^*Fieldstone Quick Stop LLC Barber Investments LLC	Gasoline Stations	Term Loan	6%	9/30/2038	646.4	648.0	327.6	0.16%
^*Barber Investments LLC and Fieldstone Quickstop LLC and Maine Dollar	Gasoline Stations	Term Loan	Prime plus 2.75%	8/15/2039	146.0	146.3	—	—%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
*Bwms Management, LLC	Food Services and Drinking Places	Term Loan	0%	3/1/2018	5.1	5.1	4.9	—%
^*Chickamauga Properties, Inc., MSW Enterprises, LLP	Amusement, Gambling, and Recreation Industries	Term Loan	6.25%	12/22/2035	59.0	59.0	56.4	0.03%
^*Chickamauga Properties, Inc. and MSW Enterprises, LLP	Amusement, Gambling, and Recreation Industries	Term Loan	6.25%	10/19/2022	43.4	43.5	—	—%
^*Custom Software, Inc. a Colorado Corporation dba M-33 Access	Professional, Scientific, and Technical Services	Term Loan	6.25%	6/17/2021	285.5	286.2	43.1	0.02%
^*Custom Software, Inc. a Colorado Corporation dba M-33 Access	Broadcasting (except Internet)	Term Loan	6.25%	4/30/2022	94.1	94.3	—	—%
^*Danjam Enterprises, LLC dba Ariel Dental Care	Ambulatory Health Care Services	Term Loan	6%	3/31/2035	172.8	173.0	158.3	0.08%
^*Danjam Enterprises, LLC dba Ariel Dental Care	Ambulatory Health Care Services	Term Loan	6%	3/29/2023	64.7	64.8	58.6	0.03%
^*DC Realty, LLC dba FOGO Data Centers	Professional, Scientific, and Technical Services	Term Loan	6%	3/23/2037	2,646.6	2,673.3	2,609.4	1.25%
^*DC Realty, LLC dba FOGO Data Centers	Professional, Scientific, and Technical Services	Term Loan	6.25%	3/23/2022	178.9	179.3	169.4	0.08%
^*Dean 1021 LLC dba Pure Pita	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/29/2025	63.9	64.0	49.6	0.02%
^*Dill Street Bar and Grill Inc and WO Entertainment, Inc	Food Services and Drinking Places	Term Loan	6%	9/27/2027	78.2	78.4	1.2	—%
*Dr. Francis E. Anders, DVM	Professional, Scientific, and Technical Services	Term Loan	6%	8/9/2015	1.6	1.6	1.5	—%
^*Europlast Ltd	Plastics and Rubber Products Manufacturing	Term Loan	6%	9/26/2022	316.1	316.9	36.5	0.02%
^*Europlast Ltd	Plastics and Rubber Products Manufacturing	Term Loan	6%	5/31/2023	155.2	155.6	114.8	0.05%
^*Event Mecca LLC	Other Information Services	Term Loan	6%	4/10/2023	12.6	12.6	9.4	—%
^*EZ Towing, Inc.	Support Activities for Transportation	Term Loan	6%	1/31/2023	123.2	123.5	107.1	0.05%
^*Gator Communications Group LLC dba Harvard Printing Group	Printing and Related Support Activities	Term Loan	6.25%	3/30/2022	232.9	233.5	22.7	0.01%
^*Gator Communications Group LLC dba Harvard Printing Group	Printing and Related Support Activities	Term Loan	6.25%	4/25/2022	157.4	157.8	—	—%
^*Gator Communications Group, LLC dba Harvard Printing Group	Printing and Related Support Activities	Term Loan	6.25%	3/27/2023	13.3	13.3	—	—%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^*Grand Manor Realty, Inc. & Kevin LaRoe	Real Estate	Term Loan	6%	2/20/2023	18.9	19.0	17.8	0.01%
*Guzman Group,LLC	Rental and Leasing Services	Term Loan	6%	1/30/2016	189.7	190.2	154.5	0.07%
^*Hamer Road Auto Salvage, LLC and Scott T. Cook and Nikki J. Cook	Motor Vehicle and Parts Dealers	Term Loan	6%	8/8/2039	176.7	177.1	156.6	0.07%
*Harrelson Materials Management,Inc	Waste Management and Remediation Services	Term Loan	6%	6/24/2021	464.2	465.4	36.4	0.02%
^*Hartford Cardiology Group LLC and Ideal Nutrition of Connecticut LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/30/2026	478.9	480.1	127.1	0.06%
^*Home Again Restaurant LLC	Food Services and Drinking Places	Term Loan	6.25%	6/30/2040	58.7	58.8	52.9	0.03%
^*J Olson Enterprises LLC and Olson Trucking Direct, Inc.	Truck Transportation	Term Loan	6%	6/28/2025	647.5	649.1	226.8	0.11%
^*J&M Concessions, Inc.dba A-1 Liquors	Food and Beverage Stores	Term Loan	6.25%	3/3/2039	130.2	130.6	91.9	0.04%
^*J&M Concessions Inc dba A 1 Liquors	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/27/2025	79.8	80.0	11.7	0.01%
*Jenny's Wunderland, Inc.	Social Assistance	Term Loan	6%	6/29/2036	149.7	150.1	52.2	0.02%
^*Karykion, Corporation dba Karykion Corporation	Professional, Scientific, and Technical Services	Term Loan	6%	6/28/2022	144.4	144.8	140.4	0.07%
^*Kantz LLC and Kantz Auto LLC dba Kantz's Hometown Auto	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/29/2039	63.4	63.5	57.2	0.03%
*Krishna of Orangeburg, Inc.	Accommodation	Term Loan	6%	2/20/2032	10.3	10.3	5.6	—%
^*Kup's Auto Spa Inc	Repair and Maintenance	Term Loan	6.25%	11/15/2038	373.2	374.1	351.8	0.17%
*Kup’s Auto Spa, Inc.	Repair and Maintenance	Term Loan	6.25%	10/23/2025	59.1	59.3	55.7	0.03%
^*Las Torres Development LLC dba Houston Event Centers	Real Estate	Term Loan	6%	8/27/2028	51.0	51.0	4.0	—%
^*M and C Renovations Inc	Construction of Buildings	Term Loan	Prime plus 2.75%	10/31/2024	15.9	16.0	12.1	0.01%
^*Matchless Transportation LLC dba First Class Limo	Transit and Ground Passenger Transportation	Term Loan	6.25%	8/3/2022	126.4	126.7	17.5	0.01%
^*Milliken and Milliken, Inc. dba Milliken Wholesale Distribution	Merchant Wholesalers, Durable Goods	Term Loan	6%	6/10/2036	152.8	152.9	140.3	0.07%
^*Mojo Brands Media, LLC	Broadcasting (except Internet)	Term Loan	6%	8/28/2023	723.1	725.0	486.9	0.23%
*Morris Glass and Construction	Specialty Trade Contractors	Term Loan	6%	3/7/2021	44.8	44.8	3.0	—%
^*New Paltz Dental Care, PLLC dba Ariel Dental Care	Ambulatory Health Care Services	Term Loan	6%	6/19/2025	97.3	97.5	88.4	0.04%
*Our Two Daughters L.L.C. dba Washington's Restaurant	Food Services and Drinking Places	Term Loan	6%	6/18/2026	169.8	170.3	22.7	0.01%
^*E & I Holdings, LP & PA Farm Products, LLC	Food Manufacturing	Term Loan	6%	4/30/2030	1,227.7	1,230.8	436.4	0.21%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^*NB & T Services, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/27/2026	36.5	36.6	—	—%
*Professional Systems, LLC and Professional Cleaning	Administrative and Support Services	Term Loan	6%	7/30/2020	132.0	132.1	7.2	—%
^*Route 130 SCPI Holdings LLC Route 130 SCPI Operations LLC	Food Services and Drinking Places	Term Loan	6.25%	9/30/2039	535.1	536.4	368.5	0.18%
^*Seven Stars Enterprises, Inc. dba Atlanta Bread Company	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2018	18.8	18.8	18.5	0.01%
*Sheikh M Tariq dba Selbyville Foodrite	Gasoline Stations	Term Loan	6%	3/13/2023	21.2	21.2	—	—%
^*Shivsakti, LLC dba Knights Inn	Accommodation	Term Loan	6.25%	12/20/2032	69.7	69.9	62.9	0.03%
^*STK Ventures Inc dba JP Dock Service & Supply	Specialty Trade Contractors	Term Loan	6%	5/9/2037	31.6	31.6	2.3	—%
*Stormwise South Florida dba Stormwise Shutters	Specialty Trade Contractors	Term Loan	6%	11/7/2036	403.1	404.1	324.8	0.16%
*Stormwise South Florida dba Stormwise Shutters	Specialty Trade Contractors	Term Loan	6%	8/26/2024	201.1	201.6	—	—%
*Tequila Beaches, LLC dba Fresco Restaurant	Food Services and Drinking Places	Term Loan	6%	9/16/2021	0.2	0.2	0.2	—%
^*The Conibear Corporation and Conibear Trucking, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	12/5/2024	7.9	7.9	0.9	—%
*The Lucky Coyote, LLC	Miscellaneous Manufacturing	Term Loan	6%	5/8/2017	6.2	6.2	2.3	—%
^*Will Zac Management LLC dba Papa John's	Food Services and Drinking Places	Term Loan	6.25%	12/19/2024	42.4	42.5	41.3	0.02%
^*Winter Ventures Inc and 214 N Franklin LLC	Nonstore Retailers	Term Loan	6%	4/29/2024	56.5	56.6	—	—%
^*Winter Ventures Inc dba Qualitybargainbooks and Qualitybargainmall	Nonstore Retailers	Term Loan	6%	12/23/2024	149.1	149.3	—	—%
^*Winter Ventures Inc dba Qualitybargainbooks and Qualitybargainmall	Nonstore Retailers	Term Loan	6%	4/3/2029	134.4	134.5	—	—%
^*Wired LLC and Moulison North Corporation	Specialty Trade Contractors	Term Loan	6.25%	6/30/2024	325.2	326.0	306.6	0.15%
^*Wired LLC and Moulison North Corporation	Specialty Trade Contractors	Term Loan	6.25%	7/3/2024	137.9	138.3	13.8	0.01%
*Woody's Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	1/12/2026	11.7	11.7	3.1	—%
Total Non-Performing SBA Unguaranteed Investments					$14,879.8	$14,933.6	$8,584.6	4.11%

Total SBA Unguaranteed Investments					$250,544.4	$219,784.2	$211,471.2	101.14%

Performing SBA Guaranteed Investments (4)

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
HMG Strategy, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/14/2026	200.0	150.0	165.9	0.08%
Techni-Pro Institute LLC	Educational Services	Term Loan	Prime plus 2.75%	12/15/2026	760.0	570.0	630.6	0.30%
Sempco, Inc.	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/15/2041	168.0	126.0	142.3	0.07%
Means Enterprises LLC dba FastFrame Frisco	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/16/2026	150.0	127.5	141.1	0.07%
New Image Building Services, Inc.dba The Maids Servicing Oakland &Maco	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/21/2026	175.0	131.3	145.2	0.07%
Jacliff Investments Inc. dba International health Technologies	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	12/23/2026	500.0	375.0	414.9	0.20%
Joshua L. Baker	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	12/23/2026	105.0	89.3	98.7	0.05%
Sand Hill Associates, Ltd. dba Charlie O's Tavern on the Point	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/27/2041	1,679.5	1,259.6	1,420.2	0.68%
Fort Smith Wings Inc. dba Wing Stop	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/28/2026	130.0	110.5	122.2	0.06%
Elite Structures Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/27/2029	900.0	675.0	754.3	0.36%
Angelo Faia dba AVF Construction	Construction of Buildings	Term Loan	Prime plus 2.75%	5/27/2041	394.9	296.1	334.3	0.16%
Franklin Firm LLC dba Luv 2 Play	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/15/2041	691.5	518.7	585.4	0.28%
Shooting Sports Academy LLC and Jetaa LLC dba Shooting Sports Academy	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/23/2041	1,500.0	1,125.0	1,268.4	0.61%
Worldwide Estate, Inc. dba Washington Heights Manor	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	10/21/2041	900.0	467.3	527.7	0.25%
Bear Creek Entertainment LLC dba The Woods at Bear Creek	Accommodation	Term Loan	Prime plus 2.75%	8/12/2041	1,750.0	837.3	944.0	0.45%
Nevey's LLC dba Stark Food III	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/30/2041	1,175.5	739.7	833.0	0.40%
Sambella Holdings, LLC and Strike Zone Entertainment Center LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/24/2041	2,000.0	1,099.4	1,240.3	0.59%
Middlesex Auto Sales Corp	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/31/2041	500.0	142.5	160.9	0.08%
131 Miles LLC and Ohm Shubh Laxmi, LLC. dba Mr Hero	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/3/2041	510.1	107.5	121.1	0.06%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Surgarloaf Concepts LLC dba Fat Biscuit	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/8/2026	675.0	287.6	317.9	0.15%
MIK LLC dba Firehouse Subs	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/9/2026	800.0	490.0	542.1	0.26%
Roast Beef Levittown LLC dba Arby's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/13/2026	1,860.0	163.7	180.8	0.09%
Imaginarium Foods LLC,	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2042	1,506.9	373.3	421.0	0.20%
Total SBA Guaranteed Performing Investments					$19,031.4	$10,262.3	$11,512.3	5.51%

Total SBA Unguaranteed and Guaranteed Investments					$269,575.8	$230,046.5	$222,983.5	106.64%

Controlled Investments (5)
Advanced Cyber Security Systems, LLC (6), (16)	Data processing, hosting and related services.	50% Membership Interest	—%	—	—	—	—	—%
		Term Loan	3%	December 2014	1,120.0	381.0	—	—%
*Automated Merchant Services, Inc. (7), (16)	Data processing, hosting and related services.	100% Common Stock	—%	—	—	—	—	—%
CDS Business Services, Inc. (8)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Common Stock	—%	—	—	4,428.0	750.0	0.36%
		Line of Credit	Prime Plus 2.5%	August 2018	2,690.0	2,690.0	2,690.0	1.29%
CrystalTech Web Hosting, Inc. (11)	Data processing, hosting and related services.	100% Common Stock	—%	—	—	8,434.0	20,109.0	9.62%
*Fortress Data Management, LLC (16)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	—	—	—%
Newtek Insurance Agency, LLC (13) (16)	Insurance Carriers and Related Activities	100% Membership Interests	—%	—	—	—	2,500.0	1.20%
PMTWorks Payroll, LLC (9)	Data processing, hosting and related services.	100% Membership Interests	—%	—	—	725.1	860.0	0.41%
		Term Loan	10%-12%	Various maturities through May 2018	1,685.0	1,685.0	1,185.0	0.57%
Secure CyberGateway Services, LLC (10), (16)	Data processing, hosting and related services.	66.7% Membership Interests	—%	—	—	—	—	—%
		Term Loan	7%	June 2017	2,400.0	300.0	—	—%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Small Business Lending, LLC (12) (16)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	—	3,300.0	1.58%
Titanium Asset Management, LLC(15)(16)	Administrative and Support Services	100% Membership Interest	—%	—	—	—	—	—%
		Term Loan	3%	July 2017	2,200.0	660.4	508.1	0.24%
ADR Partners, LLC dba banc-serv Partners, LLC(12)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	5,260.3	5,400.0	2.58%
*Summit Systems and Designs, LLC (14) (16)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	—	—	—%
Premier Payments LLC (11)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	16,438.0	21,000.0	10.04%
Universal Processing Services of Wisconsin, LLC (11) (16)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	—	63,000.0	30.13%
Total Controlled Investments					$10,095.0	$41,001.8	$121,302.1	58.01%

Non-control/Non-affiliate Investments
Excel WebSolutions, LLC	Data processing, hosting and related services.	Term Loan	10%	September 2018	$1,020.2	$903.5	$903.5	0.43%
		Warrants	—%	—	—	—	—	—%
					$1,020.2	$903.5	$903.5	0.43%

Investments in Money Market Funds
UBS Select Treasury Institutional Fund - 0.29% yield					9.6	9.6	9.6	—%
Peapack Gladstone High Yield IMMA - 0.30% yield					25.8	25.8	25.8	0.01%
Total Money Market Funds					$35.4	$35.4	$35.4	0.02%

Total Investments					$280,726.4	$271,987.2	$345,224.5	165.10%

^ Denotes investment that has been pledged as collateral under the Securitization Trusts.
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

See accompanying notes to these consolidated financial statements

Program (“PLP”) status from the SBA. The portions of these Loans are not guaranteed by the SBA. Individual loan participations can be sold to institutions which have been granted an SBA 750 license. Loans can also be sold as a pool of loans in a security form to qualified investors.
(2) Prime Rate is equal to 3.50% as of December 31, 2016.
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
(5) Controlled Investments are disclosed above as equity investments (except as otherwise noted) in those companies that are “Controlled Investments” of the Company as defined in the Investment Company Act of 1940. A company is deemed to be a “Controlled Investment” of Newtek Business Services Corp. if Newtek Business Services Corp. or its subsidiaries owns more than 25% of the voting securities of such company. See Notes 5 and 16 in the accompanying notes to the consolidated financial statements for transactions during the year ended December 31, 2016 with affiliates the Company is deemed to control.
(6) 50% owned by Wilshire Holdings I, Inc. (a subsidiary of Newtek Business Services Corp.), 50% owned by non-affiliate. The term loan is past its original maturity date and currently in default. As such, the fair value of the investment is zero.
(7) 96.11% owned by Wilshire Partners, LLC (a subsidiary of Newtek Business Services Corp.), 3.89% owned by Newtek Business Services Corp.
(8) 18.35% owned by Wilshire New York Partners IV, LLC (a subsidiary of Newtek Business Services Corp.), 31.8% owned by Wilshire New York Partners V, LLC (a subsidiary of Newtek Business Services Corp.) and 49.85% owned by Wilshire Holdings 1, Inc. (a subsidiary of Newtek Business Services Corp.).
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
(17) All of the Company's investments are in entities which are organized under the Laws of the United States and have a principal place of business in the United States
(18) Under the Investment Company Act of 1940, as amended, the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. At December 31, 2016, 5.5% of total assets are non-qualifying assets.
As of December 31, 2016, the federal tax cost of investments was $263,179,000 resulting in estimated gross unrealized gains and losses of $99,380,000 and $17,335,000, respectively.

See accompanying notes to these consolidated financial statements

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

See accompanying notes to these consolidated financial statements

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

See accompanying notes to these consolidated financial statements

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

See accompanying notes to these consolidated financial statements

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

See accompanying notes to these consolidated financial statements

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

See accompanying notes to these consolidated financial statements

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

See accompanying notes to these consolidated financial statements

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

See accompanying notes to these consolidated financial statements

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

See accompanying notes to these consolidated financial statements

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

See accompanying notes to these consolidated financial statements

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

See accompanying notes to these consolidated financial statements

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

See accompanying notes to these consolidated financial statements

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

See accompanying notes to these consolidated financial statements

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

See accompanying notes to these consolidated financial statements

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

See accompanying notes to these consolidated financial statements

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

See accompanying notes to these consolidated financial statements

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

See accompanying notes to these consolidated financial statements

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

See accompanying notes to these consolidated financial statements

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

See accompanying notes to these consolidated financial statements

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

See accompanying notes to these consolidated financial statements

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

See accompanying notes to these consolidated financial statements

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

See accompanying notes to these consolidated financial statements

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

See accompanying notes to these consolidated financial statements

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

See accompanying notes to these consolidated financial statements

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

See accompanying notes to these consolidated financial statements

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

See accompanying notes to these consolidated financial statements

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

See accompanying notes to these consolidated financial statements

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

See accompanying notes to these consolidated financial statements

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

See accompanying notes to these consolidated financial statements

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

See accompanying notes to these consolidated financial statements

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

See accompanying notes to these consolidated financial statements

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

See accompanying notes to these consolidated financial statements

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

See accompanying notes to these consolidated financial statements

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

See accompanying notes to these consolidated financial statements

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

See accompanying notes to these consolidated financial statements

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

See accompanying notes to these consolidated financial statements

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

See accompanying notes to these consolidated financial statements

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

See accompanying notes to these consolidated financial statements

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

See accompanying notes to these consolidated financial statements

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

See accompanying notes to these consolidated financial statements

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

See accompanying notes to these consolidated financial statements

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

See accompanying notes to these consolidated financial statements

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

See accompanying notes to these consolidated financial statements

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

See accompanying notes to these consolidated financial statements

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

See accompanying notes to these consolidated financial statements

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

See accompanying notes to these consolidated financial statements

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

See accompanying notes to these consolidated financial statements

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

See accompanying notes to these consolidated financial statements

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

See accompanying notes to these consolidated financial statements

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

See accompanying notes to these consolidated financial statements

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

See accompanying notes to these consolidated financial statements

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

See accompanying notes to these consolidated financial statements

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
(5) Controlled Investments are disclosed above as equity investments (except as otherwise noted) in those companies that are “Controlled Investments” of the Company as defined in the Investment Company Act of 1940. A company is deemed to be a “Controlled Investment” of Newtek Business Services Corp. if Newtek Business Services Corp. or its subsidiaries owns more than 25% of the voting securities of such company. See Note 5 in the accompanying notes to the consolidated financial statements for transactions during the year ended December 31, 2015 with affiliates the Company is deemed to control.
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

See accompanying notes to these consolidated financial statements

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

See accompanying notes to these consolidated financial statements

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
Prior to the BDC Conversion, the Company’s principal business segments were:

Electronic Payment Processing: Marketing third party credit card processing and check approval services to the small and medium-sized business market under the name of Newtek Merchant Solutions (“NMS” or “UPSW”).

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

The following wholly-owned subsidiaries are consolidated in the financial statements of the Company:

•	Newtek Small Business Finance, LLC

•	Newtek Asset Backed Securities, LLC

•	The Whitestone Group, LLC

•	Wilshire Colorado Partners, LLC

•	Wilshire DC Partners, LLC

•	Wilshire Holdings I, Inc.

•	Wilshire Louisiana Bidco, LLC

•	Wilshire Louisiana Partners II, LLC

•	Wilshire Louisiana Partners III, LLC

•	Wilshire Louisiana Partners IV, LLC

•	Wilshire New York Advisers II, LLC

•	Wilshire New York Partners III, LLC

•	Wilshire New York Partners IV, LLC

•	Wilshire New York Partners V, LLC

•	Wilshire Partners, LLC

•	CCC Real Estate Holdings, LLC

•	Banc-Serv Acquisition Inc.

•	Exponential Business Development Co., Inc.

•	Newtek LSP Holdco, LLC

•	Newtek Business Services Holdco 1, Inc.

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

Cumulative Effect of Business Development Company Election on Net Assets
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

Any changes to the valuation methodology are reviewed by management and the Company’s Board to confirm that the changes are appropriate. As markets change, new products develop and the pricing for products becomes more or less transparent, the Company will continue to refine its valuation methodologies. See further description of fair value methodology in Note 3.

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

As of July 1, 2016, the Company determined that Exponential Business Development Co., Inc. (“Exponential”), previously a controlled portfolio company, met the criteria for consolidation under ASC Topic 946. This determination was based on Exponential's purchase of membership interests in two controlled portfolio companies during the year ended December 31, 2016.

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

Distributions

Dividends and distributions to the Company's common shareholders are recorded on the declaration date. The timing and amount to be paid out as a dividend or distribution is determined by the Company's Board each quarter and is generally based upon the taxable earnings estimated by management.

Share Repurchase Plan

On November 21, 2016 the Company announced that its Board approved a new share repurchase program under which the Company may repurchase up to 200,000 of the Company’s outstanding common shares on the open market. Unless extended or terminated by the Board, the Company expects the termination date for this new repurchase program will be on May 21, 2017.

On May 11, 2016, the Company announced that its Board approved a new share repurchase program under which the Company may repurchase up to 150,000 of the Company’s outstanding common shares on the open market. This program terminated on November 11, 2016.

The Company had a program which allowed it to repurchase up to 150,000 of the Company’s outstanding common shares on the open market. Under the program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. During the year ended December 31, 2016, the Company repurchased and retired 70,000 common shares in open market transactions for approximately $866,000. This program terminated on June 3, 2016.

Purchase date	Number of Shares Purchased	Price per Share	Total
March 10, 2016	10	$12.34	$123
March 18, 2016	20	12.45	249
March 18, 2016	30	12.48	375
March 23, 2016	10	11.88	119
Total	70		$866

Note Repurchase Plan

The Company has a program which allows the Company to repurchase up to 10%, or $832,400 in aggregate principal amount, of its 7.50% Notes due 2022 and up to 10%, or $4,025,000 in aggregate principal amount, of its 7.00% Notes due 2021 through open market purchases, including block purchases, in such manner as will comply with the provisions of the 1940 Act and the Exchange Act. Unless extended or terminated by the Board, the Company expects the termination date for the repurchase plan will be on May 21, 2017. The Company did not make any repurchases under this program during the year ended December 31, 2016.
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

Recently Adopted Accounting Standards

In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs.” This update requires that debt issuance costs be presented in the statement of assets and liabilities as a direct deduction from the debt liability. The Company adopted this standard with respect to its Notes payable - Securitization Trusts, Notes due 2022 and Notes due 2021.

New Accounting Standards

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force),” which require that the statement of cash flow explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those periods. Early adoption is permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those periods. Early application is permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements and disclosures.

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
Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Invested cash is held almost exclusively at financial institutions of high credit quality. The Company invests cash not held in interest free checking accounts or bank money market accounts mainly in U.S. Treasury only money market instruments or funds and other investment-grade securities. As of December 31, 2016, cash deposits in excess of FDIC deposit insurance and SIPC insurance totaled approximately $10,689,000.
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
Out of Period Adjustment

During the three months ended December 31, 2015, the Company identified an error in its accounting for the BDC Conversion. The error related to the accounting for recording debt investments in controlled portfolio companies at fair value. There were no errors in the fair value of any investments at December 31, 2014 however, other assets and additional paid-in capital were overstated. The Company assessed the materiality of the error on its prior quarterly and annual financial statements, assessing materiality both quantitatively and qualitatively, in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99 and SAB No. 108 and concluded that the error was not material to any of its previously issued financial statements. The cumulative adjustment as of December 31, 2015 was a reduction of $800,000 in other assets and an $800,000 reduction of additional paid-in capital. This item was recorded as an out-of-period adjustment at December 31, 2015. There was no impact to the consolidated statements of operations for the year ended December 31, 2015 or the period November 12, 2014 through December 31, 2014.
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
In connection with the Company's conversion to a BDC, the allowance for loan losses associated with cost basis loans was released and recorded to the additional paid-in capital component of shareholders' equity as of the conversion date. Subsequent to the BDC Conversion, all SBA loans held for investment are measured at fair value.
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
The Company’s U.S. federal and state income tax returns prior to fiscal year 2013 are generally closed, and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

The Company has elected to be treated as a RIC beginning with the 2015 tax year under Subchapter M of the Internal Revenue Code of 1986, as amended and will operate in a manner so as to qualify for the tax treatment applicable to RICs. The RIC tax return includes Newtek Business Services Corp. and NSBF, a single member LLC disregarded for tax purposes. None of the Company’s other subsidiaries are included in the RIC return. The Company will evaluate and record any deferred tax assets and liabilities of the subsidiaries that are not part of the RIC. In order to qualify for tax treatment as a RIC, among other things, the Company will be required to meet certain source of income and asset diversification requirements and timely distribute to its shareholders at least 90% of investment company taxable income, as defined by the Code, for each tax year. The Company intends to make the requisite distributions to its shareholders, which will generally relieve the Company from U.S. federal income taxes with respect to all income distributed to its shareholders.

As a result of the BDC Conversion and the Company's election of RIC status, the Company reversed the balance of its deferred tax asset as of December 31, 2014 through additional paid-in capital. The deferred tax asset was attributable to previously consolidated subsidiaries of the Company that became non-consolidated portfolio companies as part of the Conversion, or deferred tax assets related to NSBF.

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions, and would distribute such taxable income in the next tax year. The Company would then pay a 4% excise tax on such income, as required. To the extent that the Company determines that it’s estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the years ended December 31, 2016 and 2015, no U.S. federal excise taxes were due.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the unrealized gains generated by the investments held by the Taxable Subsidiaries. Such deferred tax liabilities were $5,983,000 and $857,000 at December 31, 2016 and 2015, respectively and are recorded as deferred tax liabilities on the consolidated statements of assets and liabilities. The change in deferred tax liabilities is included as a component of net realized and unrealized gains in the consolidated statements of operations.
Accounting for Uncertainty in Income Taxes
The ultimate deductibility of positions taken or expected to be taken on tax returns is often uncertain. In order to recognize the benefits associated with a tax position taken (i.e., generally a deduction on a corporation’s tax return), the entity must conclude that the ultimate allowability of the deduction is more likely than not. If the ultimate allowability of the tax position exceeds 50% (i.e., it is more likely than not), the benefit associated with the position is recognized at the largest dollar amount that has more than a 50% likelihood of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and recognized will generally result in (1) an increase in income taxes currently payable or a reduction in an income tax refund receivable or (2) an increase in a deferred tax liability or a decrease in a deferred tax asset, or both (1) and (2). The Company has evaluated its tax positions, for all open tax years and in all major tax jurisdictions, and determined that there is no material impact on our Consolidated Financial Statements.

Segments

Subsequent to the BDC Conversion, the Company has determined that it has a single reporting segment and operating unit structure. The Company issues debt and makes equity investments in portfolio companies in various industries. The Company separately evaluates the performance of each of its lending and investment relationships. However, because of each of these debt and equity investment relationships have similar business and economic characteristics, they have been aggregated into a single lending and investment segment.
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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the years ended December 31, 2016 and 2015. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

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

The following tables present fair value measurements of the Company’s assets and liabilities measured at fair value and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values as of December 31, 2016 and 2015:

	Fair Value Measurements at December 31, 2016 using:
	Total	Level 1	Level 2	Level 3
Assets
Investments in money markets funds	$35	$35	$—	$—
SBA unguaranteed non-affiliate investments	211,471	—	—	211,471
SBA guaranteed non-affiliate investments	11,512	—	11,512	—
Controlled investments	121,302	—	—	121,302
Other real estate owned (1)	875	—	875	—
Non-control/non-affiliate investments	904	—	—	904
Servicing assets	16,246	—	—	16,246
Total assets	$362,345	$35	$12,387	$349,923

(1) Included in Other Assets on the Consolidated Statements of Assets and Liabilities

For the year ended December 31, 2016, the change in unrealized appreciation (depreciation) included in the consolidated statement of operations attributable to Level 3 investments still held at December 31, 2016 includes $102,000 in unrealized appreciation on SBA unguaranteed non-affiliate investments, $11,337,000 in unrealized appreciation on controlled investments, $43,000 in unrealized depreciation on non-control/non-affiliate investments and $2,269,000 in unrealized depreciation on servicing assets.

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

(1) Included in Other Assets on the Consolidated Statements of Assets and Liabilities

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements as of December 31, 2016 and 2015. In addition to the techniques and inputs noted in the table below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements at December 31, 2016 and 2015.

					Range
	Fair Value as of December 31, 2016	Valuation Techniques	Unobservable Input	Weighted Average	Minimum	Maximum
Assets:
SBA unguaranteed non-affiliate investments - performing loans	$202,887	Discounted cash flow	Market yields	5.50%	5.50%	5.50%
SBA unguaranteed non-affiliate investments - non-performing loans	$8,584	Discounted cash flow	Market yields	6.19%	6.19%	6.19%
Controlled equity investments (A)	$116,919	Market comparable companies	EBITDA multiples (B)	6.10x	3.01x	6.99x
		Market comparable companies	Revenue multiples (B)	1.21x	0.62x	3.08x
		Discounted cash flow	Weighted average cost of capital(B)	12.57%	11.00%	15.30%
Controlled debt investments	$3,875	Discounted cash flow	Market yields	7.05%	5.75%	10.00%
	$508	Liquidation value	Asset value	N/A	N/A	N/A
Non-SBA debt investments	$904	Liquidation value	Asset value	N/A	N/A	N/A
Servicing assets	$16,246	Discounted cash flow	Market yields	12.20%	12.20%	12.20%

(A)  In determining the fair value of the Company's controlled equity investments as of December 31, 2016, the proportion of the market comparable companies valuation technique and the discounted cash flow valuation technique were 46.1% and 53.9%, respectively, on a weighted average basis.

(B) The Company valued $106,609,000 of investments using an equal weighting of EBITDA and revenue multiples and $860,000 of investments using only revenue multiples in the overall valuation approach which included the use of market comparable companies. The Company valued $9,450,000 of investments using only discounted cash flows.

					Range
	Fair Value as of December 31, 2015	Valuation Techniques	Unobservable Input	Weighted Average	Minimum	Maximum
Assets:
SBA unguaranteed non-affiliate investments - performing loans	$152,158	Discounted cash flow	Market yields	5.30%	5.30%	5.30%
SBA unguaranteed non-affiliate investments - non-performing loans	$6,197	Discounted cash flow	Market yields	8.76%	8.76%	8.76%
Controlled equity investments (A)	$100,310	Market comparable companies	EBITDA multiples(B)	6.00x	3.00x	7.00x
		Market comparable companies	Revenue multiples(B)	1.08x	0.50x	3.00x
		Discounted cash flow	Weighted average cost of capital(B)	12.37%	11.30%	15.60%
Controlled debt investments	$4,066	Discounted cash flow	Market yields	6.26%	5.75%	7.50%
Non/control/non-affiliate investments	$1,824	Liquidation value	Asset value	N/A	N/A	N/A
Servicing assets	$13,042	Discounted cash flow	Market yields	12.03%	12.03%	12.03%

(A) In determining the fair value of the Company's controlled investments as of December 31, 2015, the proportion of the market comparable companies valuation technique and the discounted cash flow valuation technique were 47.1% and 52.9%, respectively, on a weighted average basis.

(B) The Company valued $92,865,000 of investments using a 50/50 weighting of EBITDA and revenue multiples and $1,020,000 of investments using only revenue multiples in the overall valuation approach which included the use of market comparable companies. The Company valued $6,425,000 of investments using only discounted cash flows.

The following table presents the changes in investments and servicing assets measured at fair value using Level 3 inputs for the years ended December 31, 2016 and 2015:

	Year ended December 31, 2016
	SBA unguaranteed non-affiliate investments	Controlled investments	Non-control/non-affiliate investments	Servicing assets
Fair value, beginning of period	$158,355	$104,376	$1,824	$13,042
Net change in unrealized appreciation (depreciation)	18	11,337	(43)	(2,269)
Realized loss	(925)	—	—	—
SBA unguaranteed non-affiliate investments funded	74,239	—	—	—
Foreclosed real estate acquired	(446)	—	—	—
Funding of investments	—	8,595	1,020	—
Transfer from due from related parties	—	435	—	—
Transfer of Titanium Asset Management LLC from non-control/non-affiliate to Controlled Investments	—	1,146	(1,146)	—
Purchase of loan from SBA	2,057	—	—	—
Return of investment	—	(535)	—	—
Principal payments received on debt investments	(21,827)	(4,052)	(751)	—
Additions to servicing assets	—	—	—	5,473
Fair value, end of period	$211,471	$121,302	$904	$16,246

	Year ended December 31, 2015
	SBA unguaranteed non-affiliate investments	Controlled investments	Non-control/non-affiliate investments	Servicing assets
Fair value, beginning of period	$121,477	$77,499	$—	$9,483
Net change in unrealized appreciation (depreciation)	1,183	12,250	(24)	(1,268)
Realized loss	(1,189)	—	—	—
SBA unguaranteed non-affiliate investments funded	57,053	—	—	—
Foreclosed real estate acquired	(1,130)	—	—	—
Funding of investments	—	19,573	2,200	—
Purchase of loan from SBA	703	—	—	—
Return of investment	—	(3,746)	—	—
Principal payments received on debt investments	(19,742)	(1,200)	(352)	—
Additions to servicing assets	—	—	—	4,827
Fair value, end of period	$158,355	$104,376	$1,824	$13,042
NOTE 4—INVESTMENTS:

Investments, all of which are with portfolio companies in the United States, consisted of the following at December 31, 2016 and 2015:

	2016		2015
	Cost	Fair Value	Cost	Fair Value
Money market funds	$35	$35	$35	$35
Non-affiliate debt investments	230,950	223,887	170,668	162,463
Controlled investments
Equity	35,285	116,919	30,395	100,310
Debt	5,716	4,383	5,386	4,066
Total investments	$271,986	$345,224	$206,484	$266,874

The following table shows the Company's portfolio investments by industry at December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
Industry	Cost	Fair Value	Cost	Fair Value
Data Processing, Hosting and Related Services	$29,010	$107,180	$28,506	$92,600
Food Services and Drinking Establishments	21,941	21,702	15,241	14,453
Amusement, Gambling, and Recreation Industries	18,486	18,995	14,372	14,632
Securities, Commodity Contracts, and Other Financial Investments and Related Activities	12,909	12,649	8,057	10,031
Ambulatory Health Care Services	13,068	11,976	8,858	8,214
Repair and Maintenance	12,066	12,228	9,440	9,337
Professional, Scientific, and Technical Services	12,240	11,582	7,378	6,856
Accommodation	9,455	9,849	6,940	6,974
Specialty Trade Contractors	8,311	7,595	8,492	7,718
Merchant Wholesalers, Durable Goods	6,211	5,989	6,726	6,299
Truck Transportation	7,469	6,938	6,142	5,699
Food and Beverage Stores	5,221	5,194	4,178	4,087
Heavy and Civil Engineering Construction	4,328	4,209	1,901	1,895
Fabricated Metal Product Manufacturing	5,922	5,961	3,943	3,577
Administrative and Support Services	6,379	5,727	4,797	4,566
Social Assistance	4,903	4,905	3,955	3,845
Motor Vehicle and Parts Dealers	5,059	5,051	4,289	4,249
Food Manufacturing	5,596	4,873	5,386	4,630
Transit and Ground Passenger Transportation	1,836	1,703	881	888
Clothing and Clothing Accessories Stores	4,221	4,134	2,357	2,125
Personal and Laundry Services	4,255	4,206	3,231	3,064
Gasoline Stations	5,938	5,570	4,040	4,008
Printing and Related Support Activities	3,547	3,183	2,521	2,506
Insurance Carriers and Related Activities	1,126	3,631	1,288	3,769
Other	62,454	60,159	43,530	40,817
Total	$271,951	$345,189	$206,449	$266,839

NOTE 5—TRANSACTIONS WITH AFFILIATED COMPANIES:

An affiliated company is a company in which the Company has an ownership of 5% or more of its voting securities. A controlled affiliate is a company in which the Company owns more than 25% of its voting securities. Transactions related to our investments with controlled affiliates for the year ended December 31, 2016 were as follows:

Portfolio Company	Fair Value at December 31, 2015	Purchases (cost)	Principal received (cost)	Net realized gains/(losses)	Net unrealized gains/(losses)	Fair Value at December 31, 2016	Interest and other income	Dividend income
Controlled Affiliates
Small Business Lending, LLC	$5,500	$—	$—	$—	$(2,200)	$3,300	$—	$696
PMTWorks Payroll, LLC	1,020	1,210	—	—	(185)	2,045	154	—
Universal Processing Services of Wisconsin, LLC	52,448	—	—	—	10,552	63,000	—	6,800
CrystalTech Web Hosting, Inc.	21,414	—	(330)	—	(975)	20,109	—	990
CDS Business Services, Inc.	3,795	2,420	(2,600)	—	(175)	3,440	143	—
Titanium Asset Management LLC	1,824	—	(1,187)	—	(129)	508	15	—
Premier Payments LLC	16,503	—	(65)	—	4,562	21,000	—	1,735
Newtek Insurance Agency, LLC	2,500	—	—	—	—	2,500	—	—
banc-serv Partners, LLC	—	5,400	(140)	—	140	5,400	—	300
Secure CyberGateway Services, LLC	1,196	—	(900)	—	(296)	—	48	52
Total Controlled Affiliates	$106,200	$9,030	$(5,222)	$—	$11,294	$121,302	$360	$10,573

Prior to July 1, 2016, Titanium Asset Management LLC (“Titanium”) was not a controlled investment. Interest, fees, and dividends credited to income only include the period for which Titanium was a controlled investment. Interest, fees, and dividends attributable to the investment in Titanium that were credited to income prior to July 1, 2016 are included in investment income from non-affiliates investments on the consolidated statements of operations.

NOTE 6—SERVICING ASSETS:
At December 31, 2016 and 2015, servicing assets are measured at fair value. The Company earns servicing fees from SBA 7(a) loans it originates. Prior to the BDC Conversion, the Company also earned servicing fees from loans originated by third parties. This income is now earned by one of the Company's controlled portfolio companies. Prior to the BDC Conversion, servicing assets were amortized and not recorded at fair value.
The following table summarizes the fair value and valuation assumptions related to servicing assets at December 31, 2016 and 2015:

	2016	2015
Fair Value	$16,246	$13,042
Discount factor (1)	12.20%	12.03%
Cumulative prepayment rate	18.50%	15.50%
Average cumulative default rate	20.00%	20.00%
(1) Determined based on risk spreads and observable secondary market transactions.
The following table summarizes servicing fee income earned for the years ended December 31, 2016 and 2015, the period November 12, 2014 through December 31, 2014 and the period January 1, 2014 through November 11, 2014:

	December 31, 2016	December 31, 2015	November 12, 2014 through December 31, 2014	January 1, 2014 through November 11, 2014
Servicing fees from Newtek originated loans	$6,160	$4,611	$562	$3,111
Servicing fees from third party originated loans (2)	—	—	—	6,142
Total servicing fees earned	$6,160	$4,611	$562	$9,253
(2) For servicing functions on loans originated by third party lenders, the Company did not retain any risk on such portfolios and earned servicing fees based on a mutually negotiated fee per loan.
NOTE 7—ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES:
The following table details the components of accounts payable, accrued expenses and other liabilities at December 31, 2016 and 2015:

	2016	2015
Due to participants and SBA (a)	$5,512	$3,943
Due to borrowers	195	184
Accrued payroll and related expenses	2,528	2,091
Deferred rent and other lease related liabilities	2,641	78
Loan processing, servicing and other loan related expenses	1,479	1,331
Other	1,549	1,318
Total accounts payable, accrued expenses and other liabilities	$13,904	$8,945
(a) Primarily represents loan related remittances received by NSBF, and due to third parties.
NOTE 8—BORROWINGS:
At December 31, 2016 and 2015, the Company had borrowings comprised of the following:

	December 31, 2016			December 31, 2015
Facility	Commitments	Borrowings Outstanding	Weighted Average Interest Rate	Commitments	Borrowings Outstanding	Weighted Average Interest Rate
Capital One line of credit - guaranteed (1)	$50,000	$5,100	4.50%	$50,000	$29,100	4.25%
Capital One line of credit - unguaranteed (1)	—	—	—%	—	—	—%
Notes due 2021	40,250	38,767	7.00%	—	—	—%
Notes due 2022	8,324	7,853	7.50%	8,324	7,770	7.50%
Note payable - related party	38,000	1,400	7.67%	38,000	5,647	7.50%
Notes payable - Securitization Trusts	120,945	118,122	3.79%	91,745	89,244	3.29%
Total	$257,519	$171,242	4.75%	$188,069	$131,761	3.93%

(1) Total combined commitments of the guaranteed and unguaranteed lines of credit are $50,000,000 at December 31, 2016 and 2015.
Outstanding borrowings under the Notes due 2022, Notes due 2021 and Notes payable - Securitization Trusts consisted of the following:

	December 31, 2016			December 31, 2015
	Notes Due 2022	Notes Due 2021	Notes Payable- Securitization Trusts	Notes Due 2022	Notes Payable- Securitization Trusts
Principal	$8,324	$40,250	$120,945	$8,324	$91,745
Unamortized debt issuance costs	(471)	(1,483)	(2,823)	(554)	(2,501)
Net carrying amount	$7,853	$38,767	$118,122	$7,770	$89,244

As of December 31, 2016 and 2015, the carrying amount of the Company's borrowings under the Capital One lines of credit, Notes payable - related parties and Notes payable - Securitization Trusts, approximates their fair value due to their variable interest rates.
The fair value of the fixed rate Notes due 2022 and Notes due 2021 is based on the closing public share price on the date of measurement. On December 31, 2016, the closing price of the Notes due 2022 was $26.09 per note, or $8,687,000. On December 31, 2015, the closing price of the Notes due 2022 was $26.00 or $8,657,000. On December 31, 2016, the closing price of the Notes due 2021 was $25.53 per note, or $41,103,000. These borrowings are not recorded at fair value on a recurring basis.

Total interest expense for the years ended December 31, 2016 and 2015, the period November 12, 2014 through December 31, 2014 and the period January 1, 2014 to November 11, 2014 was $8,440,000, $6,479,000, $568,000 and $7,323,000, respectively.
7.50% Notes Due 2022
In September 2015, the Company and U.S. Bank, N.A. (the “Trustee”), entered into the First Supplemental Indenture (the “First Supplemental Indenture”) to the Base Indenture between the Company and the Trustee, dated September 23, 2015, relating to the Company’s issuance, offer and sale of $8,200,000 aggregate principal amount of 7.50% Notes due 2022 (the “2022 Notes”). In October 2015, the underwriters issued notification to exercise their over-allotment option for an additional $124,000 in aggregate principal amount of the 2022 Notes. The sale of the 2022 Notes generated net proceeds of approximately $7,747,000.

The Notes will mature on September 30, 2022 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after September 23, 2018, at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to but not including the date fixed for redemption. The Notes bear interest at a rate of 7.50% per year payable quarterly on March 31, June 30, September 30, and December 31 of each year, commencing on December 31, 2015, and trade on the Nasdaq Global Market under the trading symbol “NEWTZ.”

The 2022 Notes will be the Company’s direct unsecured obligations and will rank: (i) pari passu with the Company’s other outstanding and future unsecured indebtedness; (ii) senior to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2022 Notes; (iii) effectively subordinated to all the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness; (iv) structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries.

The Base Indenture, as supplemented by the First Supplemental Indenture, contains certain covenants including covenants requiring the Company to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act and to comply with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act. These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by the First Supplemental Indenture. The Base Indenture, as supplemented by the First Supplemental Indenture, also contains certain reporting requirements, including a requirement that the Company provide financial information to the holders of the 2022 Notes and the Trustee if the Company should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934. The Base Indenture provides for customary events of default. As of December 31, 2016, the Company was in compliance with the terms of the Base Indenture as supplemented by the First Supplemental Indenture.

At December 31, 2016 the 2022 Notes had an outstanding principal balance of $8,324,000. For the year ended December 31, 2016 interest expense and amortization of related deferred financing costs were $624,000 and $83,000, respectively. For the year ended December 31, 2015, interest expense and amortization of related deferred financing costs were $169,000 and $22,900, respectively.

7.00% Notes Due 2021

In April 2016, the Company and the Trustee, entered into the Second Supplemental Indenture (the “Second Supplemental Indenture”) to the Base Indenture between the Company and the Trustee, relating to the Company’s issuance, offer and sale of $35,000,000 aggregate principal amount of 7.00% Notes due 2021 (the “2021 Notes”). The Company granted an overallotment option of up to $5,250,000 in aggregate principal amount of the 2021 Notes. The sale of the 2021 Notes generated proceeds of approximately $33,750,000, net of underwriter's fees and expenses. In May 2016, the underwriters exercised their option to purchase $5,250,000 in aggregate principal amount of 2021 Notes for an additional $5,066,000 in net proceeds.

The 2021 Notes will mature on March 31, 2021 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after April 22, 2017, at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to but not including the date fixed for redemption. The 2021 Notes bear interest at a rate of 7.00% per year payable quarterly on March 31, June 30, September 30, and December 31 of each year, commencing on June 30, 2016, and trade on the Nasdaq Global Market under the trading symbol “NEWTL.”

The 2021 Notes will be the Company’s direct unsecured obligations and will rank: (i) pari passu with the Company’s other outstanding and future unsecured indebtedness; (ii) senior to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2022 Notes; (iii) effectively subordinated to all the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness; (iv) structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries.

The Base Indenture, as supplemented by the Second Supplemental Indenture, contains certain covenants including covenants requiring the Company to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act and to comply with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act. These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by the Second Supplemental Indenture. The Base Indenture, as supplemented by the Second Supplemental Indenture, also contains certain reporting requirements, including a requirement that the Company provide financial information to the holders of the 2021 Notes and the Trustee if the Company should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934. The Base Indenture provides for customary events of default. As of December 31, 2016, the Company was in compliance with the terms of the Base Indenture as supplemented by the Second Supplemental Indenture.

At December 31, 2016 the 2021 Notes had an outstanding principal balance of $40,250,000. For the year ended December 31, 2016, interest expense and amortization of related deferred financing costs were $1,941,000 and $240,000, respectively.

Capital One Lines of Credit (Guaranteed and Unguaranteed)

The Company’s wholly owned subsidiary, NSBF, has a $50,000,000 credit facility with Capital One. The facility provides for a 55% advance rate on the non-guaranteed portions of the SBA 7(a) loans it originates, and a 90% advance rate on the guaranteed portions of SBA 7(a) loans it originates. The interest rate on the portion of the facility, collateralized by the government guaranteed portion of SBA 7(a) loans, is set at Prime plus 1.00%, and there is a quarterly facility fee equal to 0.25% on the unused portion of the revolving credit calculated as of the end of each calendar quarter. The interest rate on the portion of the facility, collateralized by the non-guaranteed portion of SBA 7(a) loans, is set at Prime plus 1.875%, and there is a quarterly facility fee equal to 0.25% on the unused portion of the revolving credit calculated as of the end of each calendar quarter. In June 2015, NSBF amended the existing facility to eliminate the fixed charge coverage ratio in exchange for a debt service ratio, new EBITDA minimums, the elimination of restrictions on the ability to pay dividends to shareholders, as well as the release of the guarantees of our former subsidiaries (now treated as portfolio companies). In addition, the amendment extended the date on which the facility will convert to a term loan from May 16, 2016 to May 16, 2017 and extended the maturity date of the facility to May 16, 2019. NSBF and Capital One entered into a letter of intent to increase the facility to $75,000,000 with a reduction in the interest rates, subject to SBA approval. The facility provides for quarterly covenants including a debt service ratio, EBITDA minimum requirements and a minimum net income covenant. At December 31, 2016, the Company was in full compliance with all applicable loan covenants.

At December 31, 2016 the Capital One lines of credit had an outstanding principal balance of $5,100,000. For the year ended December 31, 2016, interest expense and amortization of related deferred financing costs were $941,000 and $319,000, respectively. For the year ended December 31, 2015, interest expense and amortization of related deferred financing costs were $834,000 and $331,000, respectively. For the period November 12, 2014 through December 31, 2014 interest expense and amortization of related deferred financing costs were $776,000 and $144,000, respectively. For the period January 1, 2014 through November 11, 2014 interest expense and amortization of related deferred financing costs were $141,000 and $8,000, respectively.

Notes Payable - Securitization Trusts

Since 2010, NSBF has engaged in securitizations of the unguaranteed portions of its SBA 7(a) loans. In the securitization, it uses a special purpose entity (the “Trust”) which is considered a VIE. Applying the consolidation requirements for VIEs under the accounting rules in ASC Topic 860, Transfers and Servicing, and ASC Topic 810, Consolidation, which became effective January 1, 2010, the Company determined that as the primary beneficiary of the securitization vehicle, based on its power to direct activities through its role as servicer for the Trust and its obligation to absorb losses and right to receive benefits, it needed to consolidate the Trusts. NSBF therefore consolidated the entity using the carrying amounts of the Trust’s assets and liabilities. NSBF reflects the assets in SBA Unguaranteed Non-Affiliate Investments and reflects the associated financing in Notes Payable - Securitization Trusts.
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
In November 2016, NSBF completed a securitization which resulted in the transfer of $56,073,000 of unguaranteed portions of SBA loans.  The Trust in turn issued securitization notes for the par amount of $53,444,000, consisting of $43,632,000 Class A notes and $9,812,000 of Class B notes, against the assets in a private placement. The Class A and Class B notes received an “A” and “BBB+” rating by S&P, respectively, and the final maturity date of the notes is February 2042.
At December 31, 2016 the Securitization Trusts had an outstanding principal balance of $120,945,000. For the year ended December 31, 2016, interest expense and amortization of related deferred financing costs were $3,191,000 and $650,000, respectively. For the year ended December 31, 2015, interest expense and amortization of related deferred financing costs were $3,180,000 and $630,000, respectively. For the period November 12, 2014 through December 31, 2014 interest expense and amortization of related deferred financing costs were $337,000 and $51,000, respectively. For the period January 1, 2014 through November 11, 2014 interest expense and amortization of related deferred financing costs were $2,252,000 and $441,000, respectively.

At December 31, 2016 and 2015, the assets of the consolidated Trusts totaled $205,060,000 and $152,098,000 respectively. At December 31, 2016 and 2015, the liabilities of the consolidated Trusts totaled $120,945,000 and $91,745,000, respectively.
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

Note Payable - Related Party

In June 2015, the Company entered into an unsecured revolving line of credit agreement with two of its wholly owned controlled portfolio companies, UPSW and NTS. Maximum borrowings under the line of credit are $38,000,000. The outstanding balance bears interest at a rate equal to (a) the greater of LIBOR or 50 basis points plus (b) 7% or at a rate equal to (y) the greater of the Prime Rate or 3.5%, plus (z) 6%. The interest rate in effect is equal to the interest rate on the term loan between UPSW, NTS, Premier Payments LLC (“Premier”) and Goldman Sachs Bank USA as discussed in Note 9. At December 31, 2016, the line of credit bears interest at 7.67%. The revolving line of credit has a maturity date of June 21, 2019. The outstanding borrowings at December 31, 2016 were $1,400,000. Interest expense for the year ended December 31, 2016 was approximately $260,000.
Total expected principal repayments on the Company's borrowings for the next five fiscal years and thereafter are as follows:

December 31,	Borrowings
2017	$5,100
2018	—
2019	1,400
2020	—
2021	40,250
Thereafter	129,269
$176,019
NOTE 9—COMMITMENTS AND CONTINGENCIES:
Operating and Employment Commitments
The Company leases office space and other office equipment in several states under operating lease agreements which expire at various dates through 2029. Those office space leases which are for more than one year generally contain scheduled rent increases or escalation clauses.
The following summarizes the Company’s obligations and commitments, as of December 31, 2016 for future minimum cash payments required under operating lease and employment agreements:

Year	Operating leases	Employment agreements	Total
2017	$2,006	$281	$2,287
2018	1,764	—	1,764
2019	1,295	—	1,295
2020	1,121	—	1,121
2021	1,153	—	1,153
Thereafter	6,612	—	6,612
Total	$13,951	$281	$14,232

Minimum payments have not been reduced by minimum sublease rentals of $935,000 due in the future under non-cancellable subleases.
Rent expense for the years ended December 31, 2016 and 2015, the period November 12, 2014 through December 31, 2014 and the period January 1, 2014 through November 11, 2014 was $1,765,000, $866,000, $97,000 and $2,264,000, respectively.
Legal Matters

In the ordinary course of business, the Company and its wholly owned portfolio companies may from time to time be party to lawsuits and claims. The Company evaluates such matters on a case by case basis and its policy is to contest vigorously any claims it believes are without compelling merit. The Company is not currently involved in any litigation matters.

Guarantees

The Company is a guarantor on a bank line of credit held at NBC, a controlled portfolio company. Maximum borrowings under the line of credit are $10,000,000 with a maturity date of February 2018. At December 31, 2016, total principal owed by NBC was $9,847,000. In addition, the Company deposited $750,000 to collateralize the guarantee. On August 27, 2015, NBC entered into Amendment No. 2 (the “Amendment”) to the Loan and Security Agreement, dated February 28, 2011 (as amended through August 27, 2015, including the Amendment, the “Agreement”), by and between Sterling National Bank (“Sterling”) and NBC. The Amendment permits NBC to use a portion of the warehouse line of credit provided by Sterling under the Agreement to fund inventory financing arrangements NBC may provide to its clients. The Amendment also removed certain restrictions placed upon the Company in connection with its guaranty of the credit facility provided under the Agreement. At December 31, 2016, the Company determined that it is not probable that payments would be required to be made under the guarantee.

NBC also entered into an additional Loan and Security Agreement with Sterling on August 27, 2015 (as amended through December 4, 2015) (the “504 Loan Agreement”), pursuant to which Sterling and any future participant lenders agreed to provide NBC another line of credit to fund SBA 504 loans extended by NBC (the “504 Facility”). The maximum amount of the 504 Facility is up to $35,000,000, depending upon syndication. At December 31, 2016, total principal owed by NBC was $2,311,000. The 504 Loan Agreement specifies certain events of default, pursuant to which all outstanding amounts under the 504 Facility could become immediately due and payable. In addition, the Company has guaranteed NBC’s obligations under the 504 Loan Agreement, pursuant to a Guaranty dated as of August 27, 2015. At December 31, 2016, the Company determined that it is not probable that payments would be required to be made under the guarantee.

On June 23, 2015, UPSW and NTS (together, the “Borrowers”), each a controlled portfolio company of the Company, entered into a Credit and Guaranty Agreement (the “Agreement”), dated June 23, 2015, with Goldman Sachs Bank USA (“GS Bank”), as Administrative Agent, Collateral Agent and Lead Arranger, pursuant to which GS Bank agreed to extend the Borrowers a term loan facility up to an aggregate principal amount of $38,000,000 (the “Facility” and each term loan made thereunder, a “Term Loan”). On September 18, 2015, the Agreement was amended to add Premier as a borrower. The Company, Newtek Business Services Holdco 1, Inc., a wholly-owned subsidiary of the Company (“Intermediate Holdings”), and certain subsidiaries of Intermediate Holdings party to the Agreement from time to time, have agreed to guarantee the repayment of the Facility and are parties to the Agreement as “Guarantors” thereunder. At December 31, 2016, $22,000,000 was outstanding under this Facility. At December 31, 2016, the Company determined that it is not probable that payments would be required to be made under the guarantee.

NOTE 10—EARNINGS PER SHARE:

The following table summarizes the calculation for net increase in net assets per common share for the years ended December 31, 2016 and 2015 and the period November 12, 2014 through December 31, 2014:

	December 31, 2016	December 31, 2015	November 12, 2014 through December 31, 2014
Net increase in net assets	$27,305	$35,736	$681
Weighted average shares outstanding	14,541	10,770	7,620
Net increase in net assets per common share	$1.88	$3.32	$0.09

Basic income per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common share equivalents is included in the calculation of diluted income per share only when the effect of their inclusion would be dilutive:

January 1, 2014 through November 11, 2014
The calculations of Net Income Per Share were:
Numerator:
Numerator for basic and diluted EPS—net income available to common shareholders	$3,293
Denominator:
Denominator for basic EPS—weighted average shares	7,315
Denominator for diluted EPS—weighted average shares	7,315
Net income per share: Basic	$0.45
Net income per share: Diluted	$0.45
Anti-dilutive shares excluded from above:
Contingently issuable shares	17
NOTE 11—PUBLIC OFFERINGS:

The following table summarizes the total shares issued and proceeds received net of underwriting and offering costs in public offerings of the Company’s common stock for the years ended December 31, 2016, 2015, and 2014:

	Years ended December 31,
	2016	2015	2014
Shares issued	—	2,300,000	2,530,000
Offering price per share	$—	$16.50	$12.50
Proceeds net of underwriting discounts and offering costs	$—	$35,290	$27,883

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

NOTE 12—DIVIDENDS AND DISTRIBUTIONS:

The Company's dividends and distributions are recorded on the declaration date. The following table summarizes the Company's dividend declarations and distributions during the years ended December 31, 2016 and 2015. There were no dividend declarations or distributions during any prior years.

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
December 31, 2016
February 25, 2016	March 22, 2016	March 31, 2016	$0.35	$4,708	29	$362
June 9, 2016	June 20, 2016	June 30, 2016	$0.35	$4,985	7	$83
September 7, 2016	September 20, 2016	September 30, 2016	$0.43	$6,152	6	$77
November 17, 2016	December 15, 2016	December 30, 2016	$0.40	$5,706	6	$91

December 31, 2015
March 19, 2015	March 30, 2015	April 13, 2015	$0.39	$3,985	—	$—
June 15, 2015	June 29, 2015	July 15, 2015	$0.47	$4,715	5	$87
October 1, 2015	October 22, 2015	November 3, 2015	$0.50	$6,123	12	$201
October 1, 2015 (1)	November 18, 2015	December 31, 2015	$2.69	$9,195	—	$—
December 16, 2015	January 7, 2016	January 19, 2016	$0.40	$5,659	13	$143

During the year ended December 31, 2016, an additional 6,100 shares valued at $93,000 were issued related to dividends from unvested restricted stock awards.
Special Dividend (1)
On October 1, 2015, the Company declared a one-time special dividend of approximately $34,055,000 payable on December 31, 2015 to shareholders of record as of November 18, 2015. This special dividend was declared as a result of the Company’s intention to elect RIC status for tax year 2015, as it was required to distribute 100% of its accumulated earnings and profits through December 31, 2014 in order to qualify as a RIC.  The special dividend amount of approximately $34,055,000 was computed based on an earnings and profits analysis completed through December 31, 2014.
The dividend was paid in cash and shares of the Company's common stock at the election of each shareholder. The total amount of cash distributed to all shareholders was limited to 27% or $9,195,000 of the total dividend. The remainder of the dividend was paid in the form of shares of the Company's common stock. As a result approximately 1,844,000 shares of the Company's common shares were issued.
NOTE 13—BENEFIT PLANS:
Defined Contribution Plan
The Company’s employees participate in a defined contribution 401(k) plan (the “Plan”) adopted in 2004 which covers substantially all employees based on eligibility. The Plan is designed to encourage savings on the part of eligible employees and qualifies under Section 401(k) of the Internal Revenue Code. Under the Plan, eligible employees may elect to have a portion of their pay, including overtime and bonuses, reduced each pay period, as pre-tax contributions up to the maximum allowed by law. The Company may elect to make a matching contribution equal to a specified percentage of the participant’s contribution, on their behalf as a pre-tax contribution. For the years ended December 31, 2016, 2015 and 2014, the Company matched 50% of the first 2% of employee contributions, resulting in $63,000, $177,000 and $130,000 in expense, respectively.
NOTE 14—INCOME TAXES:

As a RIC, the Company must distribute substantially all of its respective net taxable income each tax year as dividends to its shareholders. Accordingly, no provision for federal income tax has been made in the financial statements for the years ended December 31, 2016 and 2015.

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

The following differences were reclassified for tax purposes for the years ended December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Increase (decrease) in additional paid-in capital	$(649)	$195
Increase in undistributed net investment income	12,915	10,622
Decrease in net realized gains on investments	(12,266)	(10,817)

Taxable income generally differs from net increase (decrease) in net assets for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes unrealized appreciation (depreciation) on investments as investment gains and losses are not included in taxable income until they are realized.

The following table reconciles net increase in net assets to taxable income for the years ended December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Net increase in net assets	$27,305	$35,736
Net change in unrealized depreciation on investments	(12,343)	(10,187)
Net change in deferred tax liabilities	5,128	857
GAAP versus tax basis consolidation of subsidiaries	1,536	(4,115)
Other deductions/losses for tax, not book	(17)	(307)
Other differences	1,871	92
Taxable income before deductions for distributions	$23,480	$22,076

The tax character of distributions paid during the years ended December 31, 2016 and 2015 was as follows:

	December 31, 2016	December 31, 2015
Ordinary income	$18,774	$15,043
Long-term capital gains	3,390	67
Return of capital	—	—

The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. The Company’s fourth quarter dividend which was declared in December 2015, but had a record date in 2016, is included in the 2016 dividends reportable to shareholders. Approximately 34.8% of the Company’s ordinary income was from qualified dividends. The actual tax characteristics of distributions to shareholders are reported to shareholders annually on Form 1099-DIV.
The tax basis components of distributable earnings/(accumulated losses) and reconciliation to accumulated earnings/(deficit) on a book basis for the years ended December 31, 2016 and 2015 were as follows:

	December 31, 2016	December 31, 2015
Undistributed ordinary income - tax basis	$2,377	$6,781
Undistributed net realized gains - tax basis	—	184
Net change in unrealized appreciation on investments	13,025	8,062
GAAP versus tax basis consolidation of subsidiaries	2,579	4,115
Other temporary differences	2,348	1,288
Dividends payable	—	(5,802)
Total accumulated earnings - book basis	$20,329	$14,628

The differences between the components of distributable earnings on a tax basis and the amounts reflected in the consolidated statements of changes in net assets are primarily due to temporary book-tax differences that will reverse in a subsequent period.
Income Taxes Prior to RIC Election
The Company’s tax provision is based on the Company’s results for the full year on a consolidated tax basis. Although the company converted to a BDC on November 11, 2014, it was not be eligible to elect RIC status until the year ended December 31, 2015. The Company’s deferred tax asset at December 31, 2015, was closed out to additional paid-in capital on January 1, 2015.
Provision for income taxes for the year ended December 31, 2014 is as follows:

December 31, 2014
Current:
Federal	$2,742
State and local	1,043
3,785
Deferred:
Federal	296
State and local	48
344
Total provision for income taxes	$4,129
A reconciliation of income taxes computed at the U.S. federal statutory income tax rate to the provision for income taxes for the year ended December 31, 2014 is as follows:

2014 Provision
Provision for income taxes at U.S. federal statutory rate of 35%	$2,655
State and local taxes, net of federal benefit	709
Permanent differences	(47)
Goodwill impairment	597
Deferred tax asset valuation allowance increase	200
Other	15
Total provision for income taxes	$4,129
NOTE 15—FINANCIAL HIGHLIGHTS:

The financial highlights for the Company are as follows:

Per share data (2)	Year ended December 31, 2016	Year ended December 31, 2015	November 12, 2014 through December 31, 2014
Net asset value at beginning of period	$14.06	$16.31	$13.49
Issuance of common stock	—	2.43	2.73
Dividends from capital gains	(1.53)	(1.76)	—
Special dividend	—	(2.69)	—
Net investment loss	(0.64)	(0.57)	(0.33)
Net realized gain on investments	2.17	3.14	0.08
Net unrealized appreciation on investments	0.85	0.95	0.36
Change in provision for deferred taxes	(0.35)	(0.06)	—
Stock compensation	0.04	—	—
Net unrealized depreciation on servicing assets	(0.16)	(0.12)	(0.02)
Exponential of New York LLC distributions to members	—	(0.25)	—
Consolidation of Exponential Business Development Co., Inc.	(0.03)	—	—
Reversal of deferred tax asset	—	(0.19)	—
Out of period adjustment related to BDC Conversion	—	(0.06)	—
Impact of restricted stock awards	(0.11)	—	—
Dilutive effect of special dividend	—	(3.07)	—
Net asset value at end of period	$14.30	$14.06	$16.31

Per share market value at end of period	$15.90	$14.32	$14.76
Total return based on market value (3)	24.51%	24.46%	13.10%
Total return based on average net asset value (4)	12.59%	13.52%	20.87%
Shares outstanding at end of period	14,624	14,509	10,206

Ratios/Supplemental Data:
Ratio of expenses to average net assets	19.48%	17.42%	20.46%
Ratio of net investment loss to average net assets	(4.48)%	(3.34)%	(11.99)%
Net assets at end of period	$209,094	$203,949	$166,418
Average debt outstanding	$151,502	$128,680	$108,483
Average debt outstanding per share	$10.36	$8.87	$10.63
Asset coverage ratio	222%	249%	223%
Portfolio turnover	109.64%	103.50%	5.08%

(1) Years prior to becoming a business development company are not presented in the financial highlights as the information would not be meaningful.
(2) Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(3) Assumes dividends are reinvested.
(4) Total return based on average net asset value was calculated using the sum of ending net asset value plus dividends to shareholders during the period, divided by the beginning net asset value.
NOTE 16—RELATED PARTY TRANSACTIONS:
Investment in Premier Payments LLC

On July 23, 2015, the Company invested in 100% of the membership interests of Premier which was owned 100% by Jeffrey Rubin, former President of Newtek. The total investment was approximately $16,483,000, of which $14,011,000 was paid in cash and $2,472,000 was paid in newly issued restricted shares of Newtek common stock. A total of 130,959 shares were issued on the date of investment which may not be sold or transferred for six months from the acquisition date. The Company’s Board, including a majority of independent directors, approved the investment.
Consulting Agreements
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
In September 2016, the Company entered into an advisory services agreement (the “AK Agreement”) with AK Capital, LLC (“AK Capital”). The Company's Chief Executive Officer is a director of AK Capital. AK Capital provides consulting and advisory services to the Company in connection with the sale and/or securitization of participations in SBA guaranteed and unguaranteed SBA 7(a) loans. The AK agreement contains total fees of $10,000, to be paid monthly over one year. During the year ended December 31, 2016, the Company incurred $3,000 in fees from AK Capital.
Investment in PMTWorks Payroll, LLC
In November 2015, the Company exercised a warrant for nominal consideration to acquire an additional 10% membership interest in PMTWorks Payroll, LLC (“PMT”). The additional 10% interest was obtained from the founder and current board member of PMT, a controlled portfolio company.
Note Payable - Related Party
In June 2015, the Company entered into an unsecured revolving line of credit agreement with UPSW and NTS. The maximum borrowings under the line of credit are $38,000,000. The outstanding balance bears interest at a rate equal to (a) the greater of LIBOR or 50 basis points plus (b) 7% or at a rate equal to (y) the greater of the Prime Rate or 3.5%, plus (z) 6%. Refer to Note 8 - “Borrowings” for additional discussion.
Lake Success, New York Offices

Beginning in April 2016, the Company began sub-leasing portions of its office space in Lake Success, New York to certain portfolio companies. Amounts charged for the year ended December 31, 2016 were as follows:

Portfolio Company	December 31, 2016
Small Business Lending, LLC	$104
CDS Business Services, Inc.	80
PMTWorks Payroll, LLC	30
Universal Processing Services of Wisconsin, LLC	32
Newtek Insurance Agency, LLC	46
Titanium Asset Management LLC	4
Premier Payments LLC	57
Total	$353
Managerial Assistance Fees from Controlled Investments

The Company offers managerial assistance to all portfolio companies and currently provides managerial assistance to certain controlled portfolio companies. Amounts are charged based on estimates of time and effort spent by certain employees providing managerial services for certain controlled portfolio companies. Fees are recorded on a quarterly basis, are recurring in nature and charged at an arms length basis. The table below summarizes amounts charged to each controlled affiliate for the years ended December 31, 2016 and 2015. The amounts are recorded as a credit to salaries and benefits in the consolidated statements of operations. No amounts were charged in 2014.

Portfolio Company	December 31, 2016	December 31, 2015
Universal Processing Services of Wisconsin, LLC	$468	$590
CrystalTech Web Hosting, Inc.	654	528
PMTWorks Payroll, LLC	96	149
Newtek Insurance Agency, LLC	235	241
Summit Systems and Designs, LLC	26	30
Secure CyberGateway Services, LLC	1	45
Premier Payments LLC	192	45
banc-serv Partners, LLC	110	—
Small Business Lending, LLC	525	176
Total	$2,307	$1,804
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
Other Transactions with Related Parties

The Company incurs expenses and earns revenue by providing managed technology services, loan processing, closing, and payroll processing to NTS, PMT, and various related parties.

	December 31, 2016	December 31, 2015
Managed technology services	$969	$599
Loan processing and closing	59	255
Payroll processing	35	22
Consulting fees and other revenue	—	51

A member of the Company’s Board and audit committee chairman receives a pension from CohnReznick LLP and capital payouts from his partnership interests. CohnReznick LLP performs tax services for the Company.

The spouse of the Chief Accounting Officer of the Company is the Controller of certain of the Company's controlled portfolio companies and is paid an annual salary in excess of $125,000.

The brother and nephew of the Chief Executive Officer of the Company are employed by certain of the Company's controlled portfolio companies and earn annual salaries less than $125,000.
Prior to the BDC Conversion, and during the period January 1, 2014 through November 11, 2014, the Company provided merchant processing for a company controlled by the father-in-law of a major shareholder and former President of the Company, in the approximate amount of $15,000.
Prior to the BDC Conversion, the Company paid gross residuals to an independent sales organization (“ISO”) controlled by a major shareholder of the Company. The ISO earned gross residuals from Newtek, and in turn paid commissions to its sales representatives as well as other operating expenses. Gross residuals paid by the Company to the ISO for the period January 1, 2014 through November 11, 2014 were approximately $3,241,000.
As a result of the BDC Conversion, subsidiaries which were consolidated in prior years are now reflected as investments in controlled portfolio companies, recorded at fair value. As a result, transactions and balances with these companies are no longer eliminated in consolidation. As of December 31, 2016, the Company has $3,748,000 due from related parties and $1,227,000 due to related parties. At December 31, 2015, the Company had $3,056,000 due from related parties and $256,000 due to related parties.

NOTE 17—STOCK OPTIONS AND RESTRICTED STOCK GRANTED TO EMPLOYEES:

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

The Company's Board approves the issuance of shares of restricted stock to employees and directors pursuant to the Company’s 2015 Equity Incentive Plan (the “Equity Incentive Plan”). These shares generally vest over a one or two year period from the grant date. The fair value is expensed over the service period, starting on the grant date. The following table summarizes the restricted stock issuances under the Equity Incentive Plan, net of shares forfeited and the remaining shares of restricted stock available for issuance as of December 31, 2016.

Restricted Stock authorized under the plan (1)	1,462,394
Less net restricted stock granted during:
Year ended December 31, 2016	(120,933)
Restricted stock available for issuance as of December 31, 2016	1,341,461

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

For the year ended December 31, 2016 and the period January 1, 2014 through November 11, 2014, the Company recognized total stock-based compensation expense of $577,000 and $865,000, respectively. No stock-based compensation expense was incurred during the year ended December 31, 2015 and the period November 12, 2014 through December 31, 2014.

As of December 31, 2016, there was $1,081,000 of total unrecognized compensation expense related to unvested restricted shares. This compensation expense is expected to be recognized over a remaining weighted-average period of approximately 0.87 years as of December 31, 2016.

NOTE 18—SEGMENT REPORTING:
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

The Small business finance segment consisted of SBL, a lender service provider for third-parties that primarily services government guaranteed SBA loans and non-SBA loans; Texas Whitestone Group which managed the Company’s Texas Capco; NSBF, a nationally licensed SBA lender that originates, sells and services loans to qualifying small businesses; and NBC which provides accounts receivable financing, billing and accounts receivable maintenance services to businesses. NSBF generates revenues from sales of loans, servicing income and interest income earned on the loans themselves. The lender generates expenses for interest, professional fees, salaries and benefits, depreciation and amortization, and provision for loan losses, all of which are included in the respective caption on the consolidated statements of operations. NSBF also has expenses such as loan recovery expenses, loan processing costs, and other expenses that are all included in the other general and administrative costs caption on the consolidated statements of operations.

The Managed technology solutions segment consisted of NTS which was acquired in July 2004. NTS’ revenues were derived primarily from web hosting services and consisted of web hosting and set up fees. NTS generated expenses such as professional fees, payroll and benefits, and depreciation and amortization, which are included in the respective caption on the accompanying consolidated statements of operations, as well as licenses and fees, rent, and general office expenses, all of which are included in other general and administrative costs in the respective caption on the consolidated statements of operations.

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
The Company no longer has six reportable segments after November 11, 2014 as a result of the BDC Conversion. The segment information presented below represents results up until the date of conversion. For the years ended December 31, 2016 and 2015 and the period from November 12, 2014 through December 31, 2014 the Company had one reportable segment.
The following table presents the Company’s segment information for the period January 1, 2014 through November 11, 2014:

January 1, 2014 through November 11, 2014
Third Party Revenue
Electronic payment processing	$79,529
Small business finance	36,426
Managed technology solutions	13,997
All other	2,277
Corporate activities	774
Capco	364
Total reportable segments	133,367
Eliminations	(1,520)
Consolidated Total	$131,847
Inter Segment Revenue
Electronic payment processing	$3,708
Small business finance	454
Managed technology solutions	528
All other	1,435
Corporate activities	3,406
Capco	692
Total reportable segments	10,223
Eliminations	(10,223)
Consolidated Total	$—
Income (loss) before income taxes
Electronic payment processing	$7,366
Small business finance	9,090
Managed technology solutions	2,818
All other	(1,153)
Corporate activities	(9,879)
Capco	(778)
Total reportable segments	7,464
Eliminations	(321)
Consolidated Total	$7,143
Depreciation and Amortization
Electronic payment processing	$226
Small business finance	1,440
Managed technology solutions	1,165
All other	180
Corporate activities	129
Capco	—
Consolidated Total	$3,140

January 1, 2014 through November 11, 2014
Interest (Income) Expense, net
Electronic payment processing	$(1)
Small business finance	(712)
Managed technology solutions	41
All other	—
Corporate activities	2,264
Capco	(234)
Total reportable segments	1,358
Eliminations	302
Consolidated Total	$1,660
NOTE 19—UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES:

In accordance with the SEC’s Regulation S-X and GAAP, we are not permitted to consolidate any subsidiary or other entity that is not an investment company, including those in which we have a controlling interest. We had one unconsolidated subsidiary as of December 31, 2016 and for the year ended December 31, 2016 that met at least one of the significance conditions under Rule 1-02(w) of Regulation S-X for which we are required, pursuant to Rule 3-09 of Regulation S-X, to attach separate financial statements as exhibits to the Form 10-K. Accordingly, the financial statements of UPSW for the years ended December 31, 2016 and 2015 and the period November 12, 2014 through December 31, 2014 have been attached as exhibits.

NOTE 20—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):
The following table sets forth certain unaudited consolidated quarterly statement of operations data from the eight quarters ended December 31, 2016. This information is unaudited, but in the opinion of management, it has been prepared substantially on the same basis as the audited consolidated financial statements appearing elsewhere in this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below. The consolidated quarterly data should be read in conjunction with the current audited consolidated statements and notes thereto. The total of the quarterly EPS data may not equal to the full year results.

	Three Months Ended
2016	March 31	June 30	September 30	December 31
Total investment income	$6,794	$7,223	$7,851	$9,097
Net investment loss	$(1,380)	$(4,081)	$(2,125)	$(1,674)
Net gain on investments	$6,984	$9,453	$12,165	$7,963
Net increase in net assets	$5,604	$5,372	$10,040	$6,289
Net increase in net assets per share	$0.39	$0.37	$0.69	$0.43
Net asset value per share at period end	$14.10	$14.11	$14.26	$14.30

	Three Months Ended
2015	March 31	June 30	September 30	December 31
Total investment income	$4,750	$5,606	$7,038	$8,676
Net investment (loss) income	$(2,476)	$(2,295)	$(1,491)	$77
Net gain on investments	$12,479	$7,171	$6,240	$16,031
Net increase in net assets	$10,003	$4,876	$4,749	$16,108
Net increase in net assets per share	$0.98	$0.48	$0.46	$1.31
Net asset value per share at period end	$16.61	$16.62	$16.88	$14.06

NOTE 21—SUBSEQUENT EVENTS:

Public Offering

On January 25, 2017, the Company completed a public offering of 2,250,000 shares of its common stock at a public offering price of $15.25 per share. The Company also sold an additional 337,500 shares of its common stock at a public offering price of $15.25 per share pursuant to the underwriter's full exercise of the over-allotment option. Proceeds, net of offering costs and expenses were $37,326,000.

Capital One Lines of Credit

NSBF signed a letter of intent to increase its existing revolving credit facility through Capital One by $25,000,000 to $75,000,000 as well as reduce the borrowing rate. The upsize of the credit facility and rate reduction are subject to final documentation and approval from the SBA.

Quarterly Dividend

On March 6, 2017 the Company declared a quarterly cash dividend of $0.36 per share payable on March 31, 2017 to shareholders of record as of March 20, 2017. The dividend will be paid in cash or shares of the Company's common stock through participation in the Company's dividend reinvestment plan, at the election of shareholders.

See accompanying notes to these consolidated financial statements

Newtek Business Services Corp. and Subsidiaries
Schedule of Investments In and Advances to Affiliates
December 31, 2016

Portfolio Company/Type of Investment (1)	Amount of Interest, Fees or Dividends Credited in Income	Fair Value at December 31, 2015	Gross Additions (2)	Gross Reductions (3)	Fair Value at December 31, 2016
Controlled Investments
Advanced Cyber Security Systems, LLC
50% Membership Interest	$—	$—	$—	$—	$—
Term loan	—	—	—	—	—

Automated Merchant Services, Inc.
100% Common Stock	—	—	—	—	—

CDS Business Services, Inc.
100% Common Stock	—	925	—	(175)	750
Line of credit	143	2,870	2,420	(2,600)	2,690

CrystalTech Web Hosting, Inc.
100% Common Stock	990	21,414	—	(1,305)	20,109

Fortress Data Management, LLC
100% Membership Interest	—	—	—	—	—

Newtek Insurance Agency, LLC
100% Membership Interest	—	2,500	—	—	2,500

PMTWorks Payroll, LLC
100% Membership Interest	—	1,020	25	(185)	860
Term Loan	154	—	1,185	—	1,185

Secure CyberGateway Services, LLC
66.7% Membership Interest	52	—	—	—	—
Term Loan	48	1,196	—	(1,196)	—

Premier Payments LLC
100% Membership Interest	1,735	16,503	4,562	(65)	21,000

Small Business Lending, LLC
100% Membership Interest	696	5,500	—	(2,200)	3,300

banc-serv Partners, LLC
100% Membership Interest	300	—	5,540	(140)	5,400

Titanium Asset Management, LLC(4)
100% Membership Interest	—	—	—	—	—
Term loans	15	1,824	—	(1,316)	508

Summit Systems and Designs, LLC
100% Membership Interest	—	—	—	—	—

See accompanying notes to these consolidated financial statements

Portfolio Company/Type of Investment (1)	Amount of Interest, Fees or Dividends Credited in Income	Fair Value at December 31, 2015	Gross Additions (2)	Gross Reductions (3)	Fair Value at December 31, 2016
Universal Processing Services of Wisconsin, LLC
100% Membership Interest	6,800	52,448	10,552	—	63,000

Total Controlled Investments	$10,933	$106,200	$24,284	$(9,182)	$121,302

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

See accompanying notes to these consolidated financial statements