Form 10-Q
period 2017-03-31
Newtek Business Services Corp.
filed 2017-05-08
CIK 1587987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company company (all as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial or accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 8, 2017 there were 17,292,330 shares issued and outstanding of the registrant’s Common Stock, par value $0.02 per share.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (In Thousands, except for Per Share Data)
	March 31, 2017	December 31, 2016
ASSETS	(Unaudited)	(Note 1)
Investments, at fair value
SBA unguaranteed non-affiliate investments (cost of $228,905 and $219,784, respectively; includes $186,368 and $197,927, respectively, related to securitization trusts)	$219,582	$211,471
SBA guaranteed non-affiliate investments (cost of $10,734 and $10,262, respectively)	12,097	11,512
Controlled investments (cost of $46,024 and $41,001, respectively)	127,255	121,302
Non-control/non-affiliate investments (cost of $- and $904, respectively)	—	904
Investments in money market funds (cost of $35 and $35, respectively)	35	35
Total investments at fair value	358,969	345,224
Cash and cash equivalents	5,995	2,051
Restricted cash	28,963	20,845
Broker receivable	17,852	2,402
Due from related parties	4,384	3,748
Servicing assets, at fair value	17,096	16,246
Other assets	10,052	10,934
Total assets	$443,311	$401,450
LIABILITIES AND NET ASSETS
Liabilities:
Bank notes payable	$18,300	$5,100
Notes due 2022 (Note 7)	7,874	7,853
Notes due 2021 (Note 7)	38,853	38,767
Notes payable - Securitization trusts (Note 7)	109,484	118,122
Notes payable - related parties	—	1,400
Due to related parties	934	1,227
Deferred tax liabilities	6,551	5,983
Accounts payable, accrued expenses and other liabilities	14,951	13,904
Total liabilities	196,947	192,356
Commitments and contingencies (Note 8)
Net Assets:
Preferred stock (par value $0.02 per share; authorized 1,000 shares, no shares issued and outstanding)	—	—
Common stock (par value $0.02 per share; authorized 200,000 shares, 17,220 and 14,624 issued and outstanding, respectively)	344	293
Additional paid-in capital	225,985	188,472
(Distributions in excess of)/undistributed net investment income	(198)	8,092
Net unrealized appreciation, net of deferred taxes	12,320	13,008
Net realized gains/(losses)	7,913	(771)
Total net assets	246,364	209,094
Total liabilities and net assets	$443,311	$401,450
Net asset value per common share	$14.31	$14.30
See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands, except for Per Share Data)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Investment income:
From non-affiliate investments:
Interest income	$4,235	$2,451
Servicing income	1,646	1,371
Other income	665	597
Total investment income from non-affiliate investments	6,546	4,419
From controlled investments:
Interest income	147	82
Dividend income	2,300	2,293
Total investment income from controlled investments	2,447	2,375
Total investment income	8,993	6,794
Expenses:
Salaries and benefits	4,651	3,344
Interest	2,530	1,488
Depreciation and amortization	89	40
Other general and administrative costs	3,817	3,302
Total expenses	11,087	8,174
Net investment loss	(2,094)	(1,380)
Net realized and unrealized gains (losses):
Net realized gains on non-affiliate investments	8,685	6,286
Net unrealized appreciation on SBA guaranteed non-affiliate investments	113	62
Net unrealized depreciation on SBA unguaranteed non-affiliate investments	(556)	(1,027)
Net unrealized appreciation on controlled investments	931	3,690
Provision for deferred taxes on unrealized appreciation on controlled investments	(566)	(1,608)
Net unrealized depreciation on non-control/non-affiliate investments	—	(16)
Net unrealized depreciation on servicing assets	(609)	(403)
Net realized and unrealized gains	7,998	6,984
Net increase in net assets	$5,904	$5,604
Net increase in net assets per share	$0.36	$0.39
Net investment loss per share	$(0.13)	$(0.10)
Dividends declared per common share	$0.36	$0.35
Weighted average shares outstanding	16,383	14,509
See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS (UNAUDITED)
(In Thousands)

Three Months Ended March 31, 2017
Increase in net assets:
Net investment loss	$(2,094)
Net realized gains on investments	8,685
Net change in unrealized depreciation on investments	(78)
Net change in unrealized depreciation on servicing assets	(609)
Net increase in net assets	5,904
Distributions to stockholders:
Distributions to stockholders from net realized gains	(6,151)
Capital share transactions:
Issuance of common stock under dividend reinvestment plan	91
Stock-based compensation	385
Issuance of common stock, net of offering costs	37,041
Net increase in net assets from capital share transactions	37,517
Total increase in net assets	37,270
Net assets at beginning of period	209,094
Net assets at end of period	$246,364
Common shares outstanding at end of period	17,220
Capital share activity:
Shares issued under dividend reinvestment plan	6
Restricted shares issued under Stock Incentive Plan	3
Shares issued in connection with public offering	2,588
Net increase in capital activity	2,597

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (In Thousands)
	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Cash flows from operating activities:
Net increase in net assets	$5,904	$5,604
Adjustments to reconcile net increase in net assets to net cash (used in) provided by operating activities:
Net unrealized appreciation on controlled investments	(931)	(3,690)
Net unrealized depreciation on non-affiliate investments	443	981
Net unrealized depreciation on servicing assets	609	403
Realized gains on non-affiliate investments	(8,685)	(6,286)
Loss on lease	101	—
Amortization of deferred financing costs	412	271
Deferred income taxes	566	1,608
Depreciation and amortization	89	40
Purchase of loan portfolio	(175)	—
Funding of controlled investments	(5,423)	—
Funding of SBA guaranteed non-affiliate investments	(60,046)	(42,700)
Principal received from controlled investments	1,254	1,300
Principal received from non-control/non-affiliate investments	—	361
Return of investment from controlled investment	50	—
Proceeds from sale of SBA guaranteed non-affiliate investments	68,471	48,769
Funding of SBA unguaranteed non-affiliate investments	(18,598)	(13,358)
Principal received on SBA non-affiliate investments	9,832	3,836
Other, net	483	111
Changes in operating assets and liabilities:
Broker receivable	(15,450)	8,827
Due to/from related parties	(929)	97
Other assets	860	(52)
Accounts payable, accrued expenses and other liabilities	1,039	(379)
Change in restricted cash	(6,726)	4,016
Capitalized servicing assets	(1,459)	(1,005)
Other, net	(17)	39
Net cash (used in) provided by operating activities	(28,326)	8,793
Cash flows from investing activities:
Purchase of fixed assets	(136)	(76)
Cash flows from financing activities:
Net borrowings on bank notes payable	13,200	3,229
Net (repayments) borrowings on Notes payable - related parties	(1,400)	5,170
Repurchase of common stock under share repurchase plan	—	(866)
Proceeds from common shares sold, net of offering costs	37,042	—
Dividends paid	(6,151)	(10,872)
Payments on Notes payable - Securitization trusts	(8,892)	(5,891)
Change in restricted cash related to securitization trusts	(1,392)	(118)

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (In Thousands)
	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Additions to deferred financing costs	—	(61)
Other, net	(1)	(2)
Net cash provided by (used in) financing activities	32,406	(9,411)
Net increase (decrease) in cash and cash equivalents	3,944	(694)
Cash and cash equivalents—beginning of period	2,051	4,308
Cash and cash equivalents—end of period	$5,995	$3,614

Supplemental disclosure of cash flow activities:
Non-cash operating, investing and financing activities:
Reduction of credits in lieu of cash and notes payable in credits in lieu of cash balances due to delivery of tax credits to Certified Investors	$—	$217
Foreclosed real estate acquired	$62	$83
Issuance of common stock under dividend reinvestment plan	$91	$143

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Performing SBA Unguaranteed Investments (1)
Citizens Lanes, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/31/2042	$619.4	$619.4	$643.0	0.26%
Shelter Harbor Inn, Inc.	Accommodation	Term Loan	Prime plus 2.75%	3/31/2042	207.5	207.5	215.4	0.09%
Golden Hen Inc. dba Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/31/2027	64.8	64.8	56.0	0.02%
Landmark Ventures USA, Inc.	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	3/31/2027	187.5	187.5	160.2	0.07%
MIT LLC	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/31/2027	87.5	87.5	88.2	0.04%
Applied Integrated Technologies, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/31/2027	125.0	125.0	106.8	0.04%
Bear Trail Lodge LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/31/2042	552.5	552.5	566.4	0.23%
Altitude Group, LLC and Core Home Security, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/31/2027	50.0	50.0	42.7	0.02%
KWG Industries LLC dba Peterson & Marsh Metal Industries	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/30/2027	30.0	30.0	29.1	0.01%
Municipal Hydro Sevices Inc.	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/30/2027	312.5	312.5	284.4	0.12%
Signature Rooms, Inc dba Gallery Furniture	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	3/30/2042	495.8	495.8	510.5	0.21%
Sea Smoke Barbeque, Corp and Danwen LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/30/2042	236.5	236.5	234.7	0.10%
Schafer Fisheries Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	3/30/2042	258.6	258.6	260.3	0.11%
Douglas K. Soderblom . dba Loma Linda Optometry	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/29/2027	100.0	100.0	89.7	0.04%
Discount Price, LLC dba Robert's Market	Gasoline Stations	Term Loan	Prime plus 2.75%	3/29/2042	206.3	206.3	206.6	0.08%
First Sail Group Inc. and Omen Board Industires LLC	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/29/2027	20.0	20.0	18.3	0.01%
Gauri Hospitality Group LLC dba Microtel Inns & Suites by Wyndham	Accommodation	Term Loan	Prime plus 2.75%	3/29/2042	1,056.3	1,056.3	1,086.9	0.44%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
H and H Hotshot Services, Inc. dba AA Hotshot & Logistics	Couriers and Messengers	Term Loan	Prime plus 2.75%	3/29/2030	97.5	97.5	84.0	0.03%
New England Country Day School, Inc. and Thomas D. Walker	Social Assistance	Term Loan	Prime plus 2.75%	3/28/2042	362.8	362.8	359.8	0.15%
American Pharmaceutical Innovation Company, LLC	Chemical Manufacturing	Term Loan	Prime plus 2.75%	3/28/2027	30.0	30.0	25.7	0.01%
Pecos Entertainment LLC dba State Theater and Pecos Inn LLC	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	3/27/2042	582.9	137.2	142.4	0.06%
Heil & Hornik LLC dba Elysium Tennis	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/27/2042	928.6	928.6	914.4	0.37%
Robert Dixon PA dba Law Offices of Robert Dixon	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/24/2042	435.5	435.5	446.8	0.18%
Ericon Inc. dba Quik Pik	Gasoline Stations	Term Loan	Prime plus 2.75%	3/24/2027	62.5	62.5	59.6	0.02%
Executive Fitness & Nutrition Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/23/2027	20.3	20.3	19.7	0.01%
Denton Bio Fuels LLC and American Bio Source LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/23/2027	59.3	59.3	53.7	0.02%
Color Graphic Press, Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/23/2027	120.0	120.0	121.0	0.05%
JBK Truck Trailer and Bus Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/23/2042	88.8	37.0	38.4	0.02%
Baton Rouge Cargo Services Inc. and 6507 Westport, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	3/22/2042	643.1	643.1	651.1	0.26%
Vehicle Safety supply LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/21/2027	22.5	22.5	19.2	0.01%
J Sivilis LLC dba Pet Wants	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/17/2027	12.3	12.3	10.8	—%
Reservoir International LLC	Educational Services	Term Loan	Prime plus 2.75%	3/16/2027	100.0	100.0	92.1	0.04%
The Purple Cow House of Pancake Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/16/2042	162.5	162.5	168.7	0.07%
Texcor, Inc.dba Texas Corral,Texas Coral Restaurants II, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/16/2027	300.0	300.0	301.6	0.12%
Alive Design, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/13/2027	22.5	22.5	19.2	0.01%
1MTX LLC and Sunrise Transportation and Logistics, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	3/13/2027	702.9	702.9	600.5	0.24%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Dwayne Bernard Tate	Truck Transportation	Term Loan	Prime plus 2.75%	3/10/2027	10.5	10.5	9.5	—%
Elegant Occasions, LLC dba E Productions	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/10/2042	588.2	588.2	582.2	0.24%
Anthony LLC dba Star of Woodward Market	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/9/2042	115.0	115.0	119.4	0.05%
E & P Holdings 1 LLC and Evans & Paul Unlimited Corp.	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	3/9/2027	125.0	125.0	106.8	0.04%
Allegro Assisted Living Of Texas	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	3/6/2027	96.0	96.0	96.3	0.04%
Robbie E. Bakery and Cafe LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/3/2027	62.5	62.5	53.6	0.02%
Podium Auto Sales Inc and RRS Property, LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/3/2042	90.8	90.8	89.2	0.04%
SSI Refrigerated Express Inc. and Robert M Stallone dba SSI Express	Truck Transportation	Term Loan	Prime plus 2.75%	2/28/2027	235.5	235.5	201.2	0.08%
Weeping Willow Kennels, Inc and Aileen N Black	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2042	140.0	140.0	140.5	0.06%
Getting Even LLC dba The Zoo Health Club	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2027	96.3	96.3	88.1	0.04%
Total Document Solutions Inc and,TDS Services, LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	2/27/2030	312.5	312.5	285.3	0.12%
Teracore Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/27/2027	163.8	163.8	140.5	0.06%
John Finn Associates, LLC,Indiepay LLC,Fin Technology,LLC,Isong, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/27/2027	675.0	675.0	641.8	0.26%
McNally Enterprises Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	2/27/2027	65.0	65.0	57.7	0.02%
B & J Bicycle Shop Inc.	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	2/24/2027	15.0	15.0	15.1	0.01%
3W Enterprises LLC	Textile Product Mills	Term Loan	Prime plus 2.75%	2/24/2042	81.8	81.8	81.0	0.03%
TMJ Pizza Mesa LLC dba Rosati's Pizza Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/24/2027	106.3	61.4	60.1	0.02%
Eternal Services Incorporated,Ward-Wilson Funeral Home, LLC	Personal and Laundry Services	Term Loan	7.97%	2/23/2042	685.0	685.0	585.4	0.24%
Victorian Restaurant and Tavern, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/22/2042	107.5	70.0	70.9	0.03%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
DER Services, LLC dba A.K.A. Sports	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	2/17/2042	40.0	40.0	41.5	0.02%
Bike Slug, LLC, Bike Slug Holdings Inc. and Seven Rivers Group ,LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/17/2027	19.5	19.5	16.7	0.01%
Ameritube, LLC and Ravone Properties, LLC	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	2/14/2042	185.0	185.0	192.1	0.08%
R&S Barnes Enterprises, Inc. dba Massage Envy Spa	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/10/2027	93.8	93.8	81.0	0.03%
Baton Rouge Cargo Services Inc. and 2808 Court Street, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	2/10/2042	247.5	247.5	250.6	0.10%
Sushiya Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/10/2027	18.8	18.8	16.6	0.01%
Maximo Canot dba Wash and Dry Laundrymat	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/10/2042	137.5	137.5	139.6	0.06%
Select Propane & Fuel Inc. and Select Fuel & Convenience LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	2/10/2030	1,250.0	1,250.0	1,140.7	0.46%
Marvic Enterprises Inc dba Jordan's Liquor	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/10/2042	219.0	99.4	103.2	0.04%
Harrison Logging Company LLC	Forestry and Logging	Term Loan	Prime plus 2.75%	2/9/2027	106.3	106.3	95.7	0.04%
8 Minute Oil Change Auto Repair & Tire Center and Jumir L.L.C.	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/7/2042	327.5	327.5	317.9	0.13%
Christopher Borgia	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/6/2027	12.9	12.9	11.2	—%
Splashlight LLC, Splashlight Photographic & Digital Studios LLC & Maho	Management of Companies and Enterprises	Term Loan	Prime plus 2.75%	2/2/2027	750.0	750.0	683.5	0.28%
DBMS Consulting, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/1/2042	185.0	185.0	179.6	0.07%
Brandco, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/31/2027	43.8	43.5	37.2	0.02%
Chidlren's House Learning, Inc and Tarps Investment Group	Social Assistance	Term Loan	Prime plus 2.75%	1/31/2042	321.3	321.0	317.4	0.13%
Grand Center Inn L.P. dba Grand Center Inn	Accommodation	Term Loan	Prime plus 2.75%	1/31/2027	15.0	14.9	15.0	0.01%
AP6 LLC and Amishp LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/30/2042	127.5	108.8	112.9	0.05%
Fave Realty, Inc.	Real Estate	Term Loan	Prime plus 2.75%	1/30/2042	54.5	54.4	54.5	0.02%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Return to Excellence Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	1/27/2027	17.7	17.6	17.8	0.01%
ZMKNY Tires Inc dba Houston International Tires	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	1/27/2042	107.5	107.3	111.4	0.05%
House of Bread & Coffee Corp dba Casa Do Pao	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/27/2042	176.0	138.1	132.4	0.05%
SRC Publishing LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	1/27/2027	22.5	22.4	19.1	0.01%
Sideways Sports Lounge and Jonathan E. McGrew and Patricia C. McGrew	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/23/2027	18.0	17.9	15.3	0.01%
Fox Valley Rentals & Investments LLC and Brian M Tomaszewski	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/20/2042	42.5	42.4	42.8	0.02%
Rhone Wolf Vineyard LLC, Goldline Brands Inc. and Myka Cellars, Inc.	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	1/19/2030	250.4	249.4	228.8	0.09%
Jolibe LLC and Jolibe Atelier LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/18/2027	10.5	10.4	9.2	—%
Eickmann Management Group LLC dba Jimmy Johns of Dundee	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/17/2027	93.8	59.6	60.1	0.02%
Ramjay Inc.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	1/13/2027	435.0	433.4	391.7	0.16%
Fullbro Trust dba Menemsha Blues	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	1/13/2027	22.5	22.4	22.5	0.01%
Echelon Enterprises, Inc	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	1/10/2027	50.0	49.7	50.1	0.02%
Pig-Sty BBQ LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/6/2027	9.0	8.9	8.8	—%
Fort Smith Wings Inc. dba Wing Stop	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/28/2026	19.5	19.3	17.2	0.01%
Sand Hill Associates, Ltd. dba Charlie O's Tavern on the Point	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/27/2041	419.9	418.7	408.8	0.17%
Joshua L. Baker	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	12/23/2026	15.8	15.6	13.3	0.01%
Jacliff Investments Inc. dba International health Technologies	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	12/23/2026	125.0	123.5	105.5	0.04%
New Image Building Services, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/21/2026	43.8	43.2	38.3	0.02%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Chestnut Street Associates, LLC and Metropolitan Solutions, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/19/2041	275.0	274.2	260.5	0.11%
Means Enterprises LLC dba FastFrame Frisco	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/16/2026	22.5	22.2	19.3	0.01%
New Chicago Wholesale Bakery, Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	12/15/2041	452.8	451.5	442.6	0.18%
Soon Im. Chin dba Stan C-Store	Gasoline Stations	Term Loan	Prime plus 2.75%	12/15/2041	212.5	211.9	216.1	0.09%
Allied Welding Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2041	750.0	747.9	726.3	0.29%
Ericon, Inc. dba Quik Pik	Gasoline Stations	Term Loan	Prime plus 2.75%	12/15/2041	332.2	331.8	326.4	0.13%
White Hawk Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	12/15/2026	1,097.8	1,086.3	927.7	0.38%
Elita 7, LLC	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	12/15/2041	712.5	710.5	714.4	0.29%
Techni-Pro Institute LLC	Educational Services	Term Loan	Prime plus 2.75%	12/15/2026	190.0	187.7	165.0	0.07%
Sempco, Inc.	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/15/2041	42.0	41.9	43.5	0.02%
Trison Enterprises Inc.dba Lee's Automotive	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/14/2041	407.5	406.4	405.3	0.16%
HMG Strategy, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/14/2026	50.0	49.4	42.2	0.02%
Cardinal Homes Inc. and Bret A Berneche	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	12/14/2041	121.3	120.9	125.0	0.05%
Cardinal Homes Inc,.Alouette Holdings Inc.	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	12/14/2026	1,071.3	1,058.4	1,063.8	0.43%
AGG Management Team LLC dba Chevron	Gasoline Stations	Term Loan	Prime plus 2.75%	12/14/2041	287.5	286.7	297.5	0.12%
D and E Hardware Co. and D and E Pump Sales and Service	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/14/2041	528.6	527.1	517.4	0.21%
Wayfarer Bicycle LLC	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	12/13/2041	92.5	92.2	88.7	0.04%
Success Advertising Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/13/2041	466.5	465.2	475.3	0.19%
Roast Beef Levittown LLC dba Arby's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/13/2026	465.0	144.6	145.7	0.06%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Queen Express LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	12/13/2041	187.5	187.0	191.2	0.08%
Mack Team Enterprises Inc.dba The UPS Store #6815	Couriers and Messengers	Term Loan	Prime plus 2.75%	12/9/2026	20.4	20.2	18.0	0.01%
Recycling Revolution,LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/9/2041	92.2	91.9	90.2	0.04%
Myndshft Technologies LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/9/2026	775.0	765.7	724.0	0.29%
^New Life Hospital LLC	Hospitals	Term Loan	Prime plus 2.75%	12/8/2041	1,195.5	1,192.1	1,237.1	0.50%
Imagine By Carleen Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/8/2041	52.5	52.4	53.2	0.02%
Hanson's Greeks LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/8/2026	11.3	11.1	11.2	—%
Yachting Solutions LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/7/2029	71.3	70.7	66.9	0.03%
T and B Boots Inc dba Takken's Shoes	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	12/7/2026	100.0	99.0	92.1	0.04%
Lan Doctors, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/7/2026	237.5	234.6	228.4	0.09%
^The Lake Shore Hospitality Inc dba Dowagiac Baymont Inn & Suites	Accommodation	Term Loan	Prime plus 2.75%	12/5/2041	352.5	351.5	357.7	0.15%
Lilo Holdings LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/5/2026	15.9	15.7	14.2	0.01%
Transmission Solutions Group, Inc. and Calhoun Satellite Communications	Telecommunications	Term Loan	Prime plus 2.75%	12/2/2041	141.3	141.3	130.2	0.05%
Calhoun Satellite Communications, Inc.	Telecommunications	Term Loan	Prime plus 2.75%	12/2/2026	192.5	192.3	171.6	0.07%
^Ericon, Inc.	Gasoline Stations	Term Loan	Prime plus 2.75%	12/1/2041	726.1	725.2	717.2	0.29%
Noso Development LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	12/1/2026	75.0	74.1	63.3	0.03%
^Quick Ship, LLC	Couriers and Messengers	Term Loan	Prime plus 2.75%	11/30/2026	10.5	10.3	8.8	—%
^Pebble Wood Lane, LLC and Good Sam's Assisted Living Resiidence,LLC	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	11/30/2041	67.5	67.2	69.8	0.03%
Sharaz Shah DBA Thomas Jewelers	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	11/30/2026	8.1	8.0	6.8	—%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Choe Trading Group, Inc.dba Rapid Printers of Monterey	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/30/2026	22.5	22.1	21.5	0.01%
Studio Find It Georgia, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/30/2026	7.5	7.4	6.4	—%
Imaginarium Foods LLC,	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2042	376.7	249.1	258.6	0.10%
RD Management, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/30/2026	213.8	209.9	181.4	0.07%
B4 Fitness LLC dba The Zoo Health Club	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/30/2026	22.5	22.1	19.6	0.01%
^Usman Jalil, LLC dba Food Mart	Gasoline Stations	Term Loan	Prime plus 2.75%	11/29/2041	233.3	232.3	222.6	0.09%
Honor Mansion, Inc.	Accommodation	Term Loan	Prime plus 2.75%	11/29/2026	87.5	85.9	86.6	0.04%
Access Staffing, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/29/2026	1,125.0	1,104.6	943.3	0.38%
Merchant Coterie, Inc.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	11/23/2026	125.0	122.7	104.8	0.04%
CRK Mens, LLC dba Spiff for Men	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/23/2026	106.3	104.4	91.0	0.04%
WPN Recycling Company LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/23/2026	22.5	22.1	22.3	0.01%
Hafa Adai Signs and Graphics LLC dba Fastsigns of Auburn -#281901	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/23/2026	60.0	58.9	51.0	0.02%
Rognes Corp dba RTS	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	11/22/2026	389.3	382.2	348.2	0.14%
Bouquet Restaurant LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/22/2041	125.0	124.5	124.4	0.05%
^J.B.K Truck Trailer and Bus Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/22/2041	435.0	433.2	426.3	0.17%
6E Technologies LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/22/2026	175.0	171.6	157.3	0.06%
Broms Asset Management LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	11/22/2026	125.0	122.7	104.8	0.04%
Skaggs RV Outlet LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/21/2026	100.0	98.2	98.9	0.04%
Catherine Christine Morin dba Purr-Fect Pets	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/17/2026	18.8	18.4	15.7	0.01%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Stratmar Systems Inc dba Stratmar Retail Services	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/16/2026	68.5	67.2	67.7	0.03%
Hoosier Health Plus, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/15/2026	125.0	122.7	114.9	0.05%
^J. A. Kohlhepp Sons, Inc. dba Kohlhepp's True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/10/2041	446.0	444.1	448.6	0.18%
Hackensack Steel Corporation and Luzerne Ironworks Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/10/2026	239.2	234.8	235.1	0.10%
^Panther Ironworks and Rigging Solutions LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/10/2026	151.3	148.5	135.7	0.06%
^J. A. Kohlhepp Sons, Inc. dba Kohlhepp's True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/10/2026	188.8	185.3	181.9	0.07%
MIK LLC dba Firehouse Subs	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/9/2026	200.0	200.0	173.0	0.07%
^Rich's Food Stores LLC dba Hwy 55 of Wallace	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/9/2026	43.8	43.0	39.9	0.02%
^Bovill Creative, LLC	Real Estate	Term Loan	Prime plus 2.75%	11/9/2041	281.2	279.9	290.5	0.12%
^Big Apple Entertainment Partners LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/9/2026	175.0	171.8	146.7	0.06%
^Dyer Properties, LLC and Bayview Pharmacy, Inc.	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	11/9/2041	240.3	239.2	233.2	0.09%
Surgarloaf Concepts LLC dba Fat Biscuit	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/8/2026	168.8	168.8	170.0	0.07%
^Fine Line Interiors, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/4/2041	87.5	86.1	89.4	0.04%
^Pig-Sty BBQ LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/3/2026	71.3	70.0	70.5	0.03%
131 Miles LLC and Ohm Shubh Laxmi, LLC. dba Mr Hero	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/3/2041	127.5	60.2	62.5	0.03%
^Veracruz Shabo, LLC Waterfalls Quick Lube LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/1/2041	118.8	118.7	119.6	0.05%
Glocecol LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/1/2026	75.0	73.6	74.2	0.03%
^Bloomquist Communications Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2026	60.0	58.5	50.0	0.02%
^Moolchan Enterprises LLC dba Staying Green	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2026	18.2	17.7	16.6	0.01%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Middlesex Auto Sales Corp	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/31/2041	125.0	47.5	49.3	0.02%
^Woodstock Enterprises Corp dba True Scent Candle Co.	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	10/31/2041	88.8	88.3	84.9	0.03%
^Patina Investment, Inc and Ram & Sons, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/27/2041	175.0	174.0	180.6	0.07%
^FibAire Communications, LLC	Telecommunications	Term Loan	Prime plus 2.75%	10/27/2026	107.5	104.9	95.9	0.04%
Elite Structures Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/27/2029	225.0	223.6	216.2	0.09%
^Bonita Stone LLC and Castone Creations Inc	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	10/25/2041	264.4	262.9	258.5	0.10%
^Empire Processor Services Inc. and Verrazano Wholesale Dist., Inc.	Nonstore Retailers	Term Loan	Prime plus 2.75%	10/25/2026	131.3	128.1	129.0	0.05%
Blakeslee Arpaia Chapman Inc and Chapman Construction Services LLC	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	10/24/2026	425.0	414.7	410.0	0.17%
Eco Vehicle Systems LLC	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	10/21/2026	955.5	932.9	926.1	0.38%
Worldwide Estate, Inc. dba Washington Heights Manor	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	10/21/2041	225.0	163.4	169.5	0.07%
^Gold Wind Logistics LLC	Truck Transportation	Term Loan	Prime plus 2.75%	10/20/2041	175.0	174.1	180.7	0.07%
^Speaker City, Inc. dba Rollin Thunder	Electronics and Appliance Stores	Term Loan	Prime plus 2.75%	10/14/2041	125.0	124.3	124.9	0.05%
^Maine Service Corp	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	10/13/2026	206.3	199.9	186.6	0.08%
^Justin Partlow	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	10/13/2026	19.5	19.0	16.2	0.01%
^Reliable Recovery Services LLC	Support Activities for Transportation	Term Loan	Prime plus 2.75%	10/7/2026	112.5	109.8	99.6	0.04%
^Ailky Corporation	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	10/3/2026	250.0	243.9	213.7	0.09%
^Wyspen Corporation dba Charlestown Ace	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	10/3/2026	36.0	35.1	30.0	0.01%
^MegaPhase, LLC	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	9/30/2026	150.0	145.4	138.7	0.06%
^JJA Transportation Management Inc.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2026	52.5	50.9	42.9	0.02%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Seaway LLC and Reklaw LLC dba Allure Lounge	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2041	137.5	136.5	141.2	0.06%
^Adelwerth Bus Corp.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2041	242.8	241.4	234.6	0.10%
Adelwerth Bus Corporation, Transportation Leasing Corp.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2029	654.0	641.0	609.5	0.25%
^Las Casuelas Del Este Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/29/2041	800.0	796.1	805.2	0.33%
Vision Automotive LLC dba Vision Chrysler Jeep Dodge Ram of Defiance	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/29/2029	671.5	657.3	607.8	0.25%
^Thunderdome Racing Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/29/2026	19.1	18.5	18.1	0.01%
^Paragon Global, LLC and Paragon Fabricators Inc and Paragon Field Serv	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/28/2041	405.8	402.9	377.7	0.15%
^Graphics,Type and Color Enterprises Inc dba Clubflyers.com and GTC Med	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	9/28/2041	850.0	844.0	872.9	0.35%
^Beadon Inc	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/28/2026	22.5	21.8	21.5	0.01%
^CNC Precision Machine, Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/28/2041	1,250.0	1,241.2	1,219.2	0.49%
^CD Game Exchange Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/28/2026	22.5	21.8	18.4	0.01%
Paragon Fabricators Inc, Paragon Field Services, Inc and Paragon Global	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/28/2026	648.0	628.2	571.3	0.23%
^Kyle M Walker DDS,PC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/27/2026	217.8	211.4	183.9	0.07%
Reynolds Fence & Guardrail Inc.	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/27/2026	629.6	610.3	583.3	0.24%
^Luna Nueva LLC dba Bio Builders	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/27/2026	15.0	14.5	12.7	0.01%
^Luv 2 Play Nor Call, LLC dba Luv 2 Play	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/27/2026	52.5	50.9	45.0	0.02%
^Sarah S Olelewe MD Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/26/2041	292.4	291.0	286.5	0.12%
^TPFC,LLC dbaThe Picture Frame Company	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/26/2041	58.8	58.3	57.6	0.02%
^Ridge Road Equestrian LLC dba Ricochet Ridge Ranch	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	9/26/2026	9.0	8.7	8.5	—%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^PeopleBest Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/26/2026	15.0	14.5	12.3	—%
^Mr. Mulch, Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/23/2041	405.8	402.9	370.9	0.15%
^B4 Fitness LLC dba The Zoo Health Club	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/23/2026	87.5	84.8	74.6	0.03%
^InformationTelevision Network Inc	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	9/22/2041	836.8	833.7	851.8	0.35%
^Kids at Heart,LLC dba Monster Mini Golf	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/22/2026	22.5	21.8	18.7	0.01%
^GRA Financial Services Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/22/2026	12.0	11.6	9.8	—%
^Wrecking Crew Media LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/21/2026	50.0	48.5	40.8	0.02%
^Cuppiecakes LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/21/2041	22.5	22.3	21.9	0.01%
^Benoit's Towing and Recovery LLC	Support Activities for Transportation	Term Loan	Prime plus 2.75%	9/20/2026	12.0	11.6	9.9	—%
^Consulting Solutions Inc. and Mark Luciani	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/20/2026	22.5	21.8	20.3	0.01%
^Brittany Burns LLC dba Dreams Come True	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/19/2026	12.9	12.5	12.6	0.01%
^Eyncon LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/16/2041	50.0	49.6	49.4	0.02%
^Tresa S.Parris dba Wagging Tails Grooming	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/16/2026	8.0	7.8	6.6	—%
^The Merrin Group LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/15/2026	175.0	169.7	161.1	0.07%
^Rich's Food Stores LLC dba Hwy 55 of Wallace	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/14/2026	145.5	141.3	130.1	0.05%
^Atlantic Alarm Systems and Services LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/14/2026	15.5	15.0	13.1	0.01%
^Metropet Dog Center, Inc	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/13/2041	109.3	108.5	108.3	0.04%
^Marquis Cattle Company	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	9/13/2026	50.0	49.0	49.1	0.02%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Bingham Enterprises, Inc and Full Belli Deli and Sausage Company	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/12/2041	82.5	81.9	78.7	0.03%
^Artisan Infrastructure Holdings, LLC	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	9/7/2026	125.0	121.2	102.1	0.04%
^SRA Mechanicial Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/6/2041	43.8	43.4	44.7	0.02%
^Sandia Enterprises Inc dba Massage Envy Spa	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/6/2026	62.5	60.6	51.1	0.02%
^Animal Intrusion Prevention Systems Holding Company, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/30/2026	125.0	120.6	104.4	0.04%
^Suncrest Stone Products LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	8/29/2026	586.8	565.2	500.6	0.20%
^Clark Realty LLC	Real Estate	Term Loan	Prime plus 2.75%	8/29/2041	237.5	235.5	222.4	0.09%
^Raem Corporation dba Dryclean Express	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/29/2041	72.5	71.9	73.3	0.03%
^Suncrest Stone Products LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	8/29/2041	649.6	644.1	588.8	0.24%
^Warren Dale Warrington dba Custom Paint and Body	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/26/2041	101.3	100.4	100.8	0.04%
^TAGR Inc dba Miami Grill 137and John Nakis	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/26/2026	106.8	102.8	89.1	0.04%
^Albert Basse Associates Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	8/25/2026	62.5	60.2	59.9	0.02%
^Dean Technology Inc	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	8/25/2041	387.1	383.8	393.6	0.16%
^Rosmel Pools Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/25/2026	22.5	21.7	18.7	0.01%
^Avery Management Inc. dba Whetstone Upholstery	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/25/2026	10.7	10.3	8.6	—%
^Tabadesa Associates Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/25/2026	22.5	21.7	18.3	0.01%
^TR Companies LLC dba True Value Rental and Liberty Rental 4 U	Rental and Leasing Services	Term Loan	Prime plus 2.75%	8/25/2026	90.0	86.7	73.1	0.03%
Sambella Holdings, LLC and Strike Zone Entertainment Center LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/24/2041	500.0	401.5	415.4	0.17%
^Tim's Tire & Automotive Center, LLC	Support Activities for Transportation	Term Loan	Prime plus 2.75%	8/16/2026	816.6	792.6	710.8	0.29%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Luv 2 Play Temecula, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/15/2026	60.0	57.8	48.7	0.02%
Bear Creek Entertainment LLC dba The Woods at Bear Creek	Accommodation	Term Loan	Prime plus 2.75%	8/12/2041	437.5	279.1	283.3	0.11%
^2 Cool Beans LLC dba Menchies's Frozen Yogurt	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/11/2026	82.5	79.5	67.0	0.03%
^Grayson O Company	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	8/10/2041	625.0	619.7	635.2	0.26%
^PCNKC Inc dba Plato's Closet	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	8/10/2026	18.8	18.1	15.6	0.01%
^Charal Investments LLC dba Orange Theory Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/10/2026	87.5	84.3	71.0	0.03%
^Paul Belanger dba Paul Belanger Landscaping	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/9/2026	15.0	14.4	12.2	—%
^Nicolette Reiser dba Comfort & Balance	Personal and Laundry Services	Term Loan	Prime plus 2.75%	7/29/2041	75.0	74.3	74.5	0.03%
^USA General Investment LLC dba Braniff Paint and Body Shop	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/29/2026	22.5	21.5	18.8	0.01%
^R Performance LLC dba Performance Automotive of San Diego	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/29/2026	15.0	14.4	12.5	0.01%
^The Hungry Rhino LLC	Real Estate	Term Loan	Prime plus 2.75%	7/29/2041	76.3	75.5	74.2	0.03%
^303 Tower Drive LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/29/2041	400.3	396.3	400.3	0.16%
^Little Tree Huggers Child Care LLC	Social Assistance	Term Loan	Prime plus 2.75%	7/29/2041	140.0	138.6	143.0	0.06%
^Big Apple Entertainment Partners LLC dba Ripley's Believe It or Not	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/28/2026	300.0	287.1	241.9	0.10%
^676 Club LP dba The Green Door Tavern/The Drifter	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/28/2041	670.0	663.4	676.0	0.27%
^KJCKD Inc dba Camelot Print & Copy Centers/Copy A Second	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/28/2041	587.0	581.2	573.7	0.23%
^MacIver Corporation dba Division Camera	Rental and Leasing Services	Term Loan	Prime plus 2.75%	7/28/2026	1,250.0	1,196.2	1,115.7	0.45%
^Intrepid Trinity LLC	Nonstore Retailers	Term Loan	Prime plus 2.75%	7/28/2041	62.5	61.9	61.9	0.03%
^J And G Group Services LLC and United Vending of Florida Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	7/28/2026	31.5	30.4	26.9	0.01%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Apple Tree NC Inc dba Williams Farm & Garden Center	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	7/28/2041	337.0	333.7	324.5	0.13%
^EPEC Juice LLC dba Jamba Juice	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/27/2026	82.5	79.9	67.3	0.03%
^GF Libations Inc dba Minuteman Press	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	7/27/2041	40.5	39.1	34.1	0.01%
^Kidtastic LLC dba The Little Gym of Audubon	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/27/2026	53.8	52.8	44.5	0.02%
^Peckett's Inc	Crop Production	Term Loan	Prime plus 2.75%	7/27/2041	225.0	223.9	231.5	0.09%
^Pinco Pizza LLC dba Jet's Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/27/2026	72.9	70.7	68.9	0.03%
^JAG Unit 1, LLC dba Arooga's Grille House and Sports Bar	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/27/2026	125.0	119.6	100.8	0.04%
^The Grasso Companies, LLC and Grasso Pavement Maintenance, LLC	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	7/26/2026	91.0	87.2	78.7	0.03%
^Gino Italian American Deli and Meat Market Inc	Food and Beverage Stores	Term Loan	Prime plus 2.75%	7/25/2041	536.8	532.1	520.2	0.21%
^My Sainath Inc dba Motel 6	Accommodation	Term Loan	Prime plus 2.75%	7/22/2041	305.4	302.4	306.2	0.12%
^Robert G Larson State Farm Insurance	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/22/2026	22.5	21.5	18.1	0.01%
^J and D Resources LLC dba Aqua Science	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2026	130.5	124.9	106.4	0.04%
^Robert P Daniels dba Ginger and Friend's Peppermint Village Gift Shop	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	7/18/2026	15.8	15.1	12.7	0.01%
Franklin Firm LLC dba Luv 2 Play	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/15/2041	173.3	172.1	170.0	0.07%
^Billingsworks LLC dba Spoon Shine Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2026	9.7	9.2	9.3	—%
^Be Beautiful LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	7/14/2041	66.5	65.8	66.7	0.03%
^Takeuchi Commercial Cleaning Services, LLC dba We Clean San Diego	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/13/2026	46.3	44.3	37.3	0.02%
^Jacob Rugs LLC dba Rugs Outlet	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	7/13/2026	65.6	62.8	63.1	0.03%
^RM Hawkins LLC dba Pure Water Tech West	Nonstore Retailers	Term Loan	Prime plus 2.75%	7/7/2026	50.0	47.9	45.4	0.02%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Dino Smiles Children's Cosmetic Dentistry	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/7/2026	14.3	13.6	11.9	—%
Nevey's LLC dba Stark Food III	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/30/2041	293.9	291.6	293.8	0.12%
^Soregard Inc	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	6/30/2041	278.8	275.6	259.2	0.11%
^Martin Inventory Management LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/30/2026	105.8	100.5	100.9	0.04%
^P L H Pharmaco Inc dba Farmacia San Jose	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	6/30/2026	175.0	166.5	162.8	0.07%
^Desert Tacos LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2026	98.8	96.4	89.7	0.04%
^VMA Technologies LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/30/2026	22.5	21.4	18.0	0.01%
^Corning Lumber Company Inc and Frank R Close and Son Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/30/2029	195.5	188.8	190.9	0.08%
^Castone Creations Inc	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	6/29/2026	87.5	83.2	73.3	0.03%
^WGI, LLC dba Williams Grant Inn	Accommodation	Term Loan	Prime plus 2.75%	6/29/2041	131.3	129.8	128.3	0.05%
^Ninsa LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2041	112.5	111.2	115.0	0.05%
^KWG Industries, LLC dba Peterson & Marsh Metal Industries	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/29/2041	304.5	301.5	302.8	0.12%
^O.D.S. Inc dba Four Seasons Health & Racquet and Step 'N' Motion, Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/29/2026	140.0	133.1	115.3	0.05%
^E & P Holdings 1 LLC and Evans & Paul LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	6/28/2026	125.0	119.0	103.9	0.04%
^MaidPro Marin dba MaidPro	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/28/2026	17.6	16.7	14.0	0.01%
^Edge Pest Control LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/27/2026	750.0	713.0	600.3	0.24%
^All Printing Solutions, Inc. dba Pryntcomm	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	6/27/2041	545.6	540.0	511.9	0.21%
^Jumbomarkets Inc dba Rines Jumbomarkets	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/24/2026	50.0	47.5	40.0	0.02%
^El Basha Inc dba RPM West San Fernando Valley	Real Estate	Term Loan	Prime plus 2.75%	6/24/2026	22.5	19.8	16.7	0.01%
^Island Time Investments, LLC dba Swantown Inn Bed & Breakfast	Accommodation	Term Loan	Prime plus 2.75%	6/24/2041	101.3	100.1	103.5	0.04%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Yellow Cab Company of Kissimmee Inc	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	6/24/2041	56.8	56.2	53.0	0.02%
Shooting Sports Academy LLC and Jetaa LLC dba Shooting Sports Academy	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/23/2041	494.8	492.6	473.5	0.19%
^Visual Advantage LLC dba Signs Now Perryberg	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/23/2041	91.3	90.2	88.4	0.04%
^Long Island Comedy LLC dba Governors and New York Comedy, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/23/2041	187.5	185.4	183.7	0.07%
^SNS of Central Alabama, LLC dba Steak N Shake dba Steak N Shake	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/21/2026	57.5	54.7	49.3	0.02%
^Evergreen Investment & Property Management LLC ,Universal Kidney Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/20/2041	1,250.0	1,237.8	1,256.8	0.51%
^Italian Heritage Tile and Stone Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/20/2026	62.5	59.4	50.0	0.02%
^Bagelicious, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/17/2026	54.6	51.9	44.0	0.02%
^T and B Boots Inc dba Takken's Shoes	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	6/17/2026	225.0	214.2	213.9	0.09%
^NKJ Lusby Donuts LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/16/2026	22.5	21.4	18.0	0.01%
^Winegirl Wines LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	6/16/2026	11.3	10.7	10.7	—%
^Blue Eagle Transport Inc, Greeneagle Transport Inc	Couriers and Messengers	Term Loan	Prime plus 2.75%	6/16/2026	583.0	549.2	462.4	0.19%
^Pumpkin Patch Child Care of Southington, LLC and Giuseppe Pugliares	Social Assistance	Term Loan	Prime plus 2%	6/15/2041	515.3	508.7	483.0	0.20%
^Jai-Alexia Consulting, Inc.	Couriers and Messengers	Term Loan	Prime plus 2.75%	6/15/2026	11.8	11.2	9.5	—%
^Strag Industries LLC dba Meineke Car Care Center 841	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/15/2026	15.0	14.3	13.1	0.01%
^Refoleen Inc dba Spice and Tea Exchange	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/10/2026	85.0	82.3	69.3	0.03%
^Luv 2 Play AZ LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/10/2026	62.5	59.4	57.5	0.02%
^VBGB Uptown, LLC dba VBGB Beer Hall & Garden	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/8/2026	84.0	79.9	67.2	0.03%
^ScimTech Industries Inc dba Archer Aerospace	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	6/6/2026	12.0	11.4	9.6	—%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Larry H. Patterson and Rainbow Movers, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	6/6/2026	22.5	21.4	18.1	0.01%
^Solvit Inc and Solvit North Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/3/2026	250.0	238.0	211.1	0.09%
^AP5 LLC dba Krauser's Food Store	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/2/2041	242.5	239.7	238.2	0.10%
^ATI Jet Inc	Air Transportation	Term Loan	Prime plus 2.75%	5/31/2026	518.8	490.1	433.5	0.18%
^Farmer Boy Diner Inc dba Farmer Boy Diner & Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/31/2026	50.0	47.3	47.5	0.02%
Angelo Faia dba AVF Construction	Construction of Buildings	Term Loan	Prime plus 2.75%	5/27/2041	100.0	98.2	96.9	0.04%
^Premier Athletic Center of Ohio, Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/27/2026	87.5	82.6	82.9	0.03%
^MNM Printing and Marketing Solutions LLC dba AlphaGraphics of Saint Louis	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/27/2026	18.8	17.7	14.9	0.01%
^Jack Frost Firewood Inc. and David Dubinsky	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/26/2041	206.3	203.6	199.3	0.08%
^Mersada Holdings LLC	Nonstore Retailers	Term Loan	Prime plus 2.75%	5/26/2026	337.5	318.7	319.8	0.13%
^Southwest Division Inc	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	5/26/2026	8.3	7.8	7.0	—%
^Groth Lumber Co. Inc. dba True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/25/2026	22.5	21.2	21.3	0.01%
^PennyLion LLC dba Creamistry	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/25/2026	81.0	77.5	67.2	0.03%
^International Kitchen Supply LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/25/2026	186.8	176.3	157.3	0.06%
^Island Life Graphics Inc dba FASTSIGNS #576	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	5/24/2026	22.5	21.2	18.2	0.01%
^Powerspec Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/24/2026	87.5	82.7	69.6	0.03%
^Horseshoe Barbecue, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/23/2029	15.0	13.7	13.9	0.01%
^Pro Auto Repair LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/20/2026	7.5	7.0	6.8	—%
^Elderfriend Inc dba Granny Nannies dba GN Live Scan	Social Assistance	Term Loan	Prime plus 2.75%	5/20/2026	12.8	12.0	10.1	—%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^CM Lab Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/20/2026	172.6	169.5	156.1	0.06%
^National Air Cargo Holdings Inc	Air Transportation	Term Loan	Prime plus 2.75%	5/20/2026	1,250.0	1,180.4	1,154.0	0.47%
^Dedicated Incorporated	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/18/2041	46.5	45.9	45.8	0.02%
^J&A Laundromat Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/18/2026	67.5	63.7	55.2	0.02%
^HBA LLC dba Palmetto Twist-Vista	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2026	22.5	21.2	18.4	0.01%
^Studio Find It Georgia Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/13/2026	22.5	21.2	18.5	0.01%
^FJN Catering Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/13/2041	262.5	259.6	265.9	0.11%
^LED Lighting Enterprises LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/13/2026	22.5	21.2	18.4	0.01%
^J. Harris Trucking, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	5/13/2026	60.0	40.8	36.7	0.01%
^Luv 2 Play OC Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/12/2026	62.5	62.5	52.6	0.02%
^Pumpkin Patch Inc and Christine Feliciano and Antonio Feliciano	Social Assistance	Term Loan	Prime plus 2.75%	5/12/2041	132.5	130.8	128.6	0.05%
^The Delon Group LLC dba I Love Juice Bar	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/12/2026	55.0	51.9	43.7	0.02%
^Sabir Inc. dba Bear Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/11/2041	123.8	122.4	123.7	0.05%
^Gator D'Lites LLC dba D'Lites Emporium	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/5/2026	22.5	21.2	17.9	0.01%
^Warner Home Comfort, LLC dba Smith Piping	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/29/2041	82.5	81.3	80.1	0.03%
^Keller, Fishback & Jackson LLP	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/29/2026	131.8	121.6	122.1	0.05%
^Marc S. Rosenberg P.C. dba Mammuth and Rosenberg	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/29/2026	22.5	21.1	17.8	0.01%
^Alpha Omega Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	4/29/2041	175.8	174.1	179.9	0.07%
^May-Craft Fiberglass Products Inc	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	4/29/2041	247.5	244.0	252.2	0.10%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Euro Car Miami LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	4/29/2026	62.5	58.7	58.9	0.02%
^Hard Exercise Works Winter Park LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/29/2026	40.8	38.2	32.2	0.01%
^La Nopalera Mexicano 2, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/29/2026	125.5	116.1	116.5	0.05%
^Loriet LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	4/29/2026	7.5	7.0	5.9	—%
^Empowerschool LLC and Empower Autism Academy, LLC	Social Assistance	Term Loan	Prime plus 2.75%	4/29/2041	151.9	149.7	154.7	0.06%
^Scoler LLC dba Gold's Gym	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/29/2026	262.5	246.2	218.0	0.09%
^Inner Beauty Salon and Suite LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/28/2041	65.0	64.1	65.6	0.03%
^Atlantic Restaurant Associates LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/28/2041	262.5	258.7	262.0	0.11%
^Costume World Inc	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	4/28/2041	1,250.0	1,234.2	1,275.9	0.52%
^North American Manufacturing Company	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	4/28/2026	160.0	150.1	150.6	0.06%
^Pecos Inn LLC dba Econo Lodge	Accommodation	Term Loan	Prime plus 2.75%	4/28/2041	677.5	665.6	673.6	0.27%
^Shepherd Appraisal Services LLC dba Property Damage Appraisers of Oklahoma	Real Estate	Term Loan	Prime plus 2.75%	4/28/2026	9.0	8.4	7.1	—%
^Knowledge First Inc dba Magic Years of Learning	Social Assistance	Term Loan	Prime plus 2.75%	4/27/2026	80.0	75.0	70.5	0.03%
^Green Country Filter Manufacturing LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	4/27/2026	84.3	79.1	68.5	0.03%
^Accent Comfort Services, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/26/2026	90.0	84.4	71.1	0.03%
^Homecare Casa Rhoda 123 Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2%	4/26/2041	675.0	664.2	640.0	0.26%
^Automotive Core Recycling, LLC and 828 Old Colony Road, LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	4/22/2041	250.0	246.4	233.2	0.09%
^McIntosh Trail Management Services Organization Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/22/2041	425.0	418.9	433.1	0.18%
^Jande Graphics LLC dba FastSigns #103201	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/21/2026	56.0	52.5	44.2	0.02%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^AAA Mill Direct, Inc. dba Carpet Mill Outlets	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	4/21/2026	7.9	7.4	7.4	—%
^Miguel Fernando Borda, P.A. dba BGR Dental	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/15/2026	22.5	21.1	18.4	0.01%
^LE & JS dba Laredo Mercado Y Carniceria	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/13/2026	20.0	18.8	15.8	0.01%
^Sushiya Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/12/2026	87.5	82.1	72.2	0.03%
^Sierra Foothill Cremation & Funeral Service, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/7/2026	53.0	49.8	41.9	0.02%
^Waterfalls Quick Lube LLC and Veracruz Shabo LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/6/2041	271.3	268.2	269.4	0.11%
^KNS Early Learning Academy LLC	Social Assistance	Term Loan	Prime plus 2.75%	4/6/2041	51.0	50.3	49.2	0.02%
^Cameo Carter, MD A Professional Corporation dba The Garden Pediatric Group	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/31/2026	75.0	69.9	58.8	0.02%
^Duke's Cleaners Inc	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/31/2026	47.0	43.8	40.2	0.02%
^Christian Soderquist dba Soderquist Plumbing and Heating LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/31/2041	56.8	55.9	57.5	0.02%
^Farhad Brothers LLC dba Lulu's Pizzeria & Family Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/31/2026	66.8	58.4	49.1	0.02%
^Vehicle Safety Supply LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/31/2026	22.5	21.0	17.6	0.01%
^Men of Steel Enterprises LLC and Vogelbacher Properties LLC	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/31/2041	393.5	387.3	360.8	0.15%
^Gill Express Inc and Blue Speed LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/31/2041	518.0	509.8	503.4	0.20%
^Dana A. Farley dba Independent Cabinets	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	3/31/2041	67.5	66.4	68.7	0.03%
^Wyldewood Cellars, Inc.	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	3/30/2041	986.8	982.8	934.3	0.38%
^NOSO Development, LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	3/30/2026	187.5	174.7	147.0	0.06%
^Gordon Rogers and Heidi Rogers dba Stone House Motor Inn	Accommodation	Term Loan	Prime plus 2.75%	3/30/2026	22.5	21.2	21.3	0.01%
^Tom Sawyer Country Restaurant LLC and AM 3208 LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/30/2041	257.5	253.9	257.9	0.10%
^MTS Car Service LLC	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	3/30/2026	10.5	9.8	8.2	—%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Beale Street Blues Company-West Palm Beach, LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	3/30/2026	93.8	87.3	75.7	0.03%
^Barrocas Gym LLC dba Snap Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/29/2026	22.5	20.5	18.6	0.01%
^Atlantis of Daytona LLC and Pierre Mamane and Eva Mamane	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2%	3/29/2041	525.0	510.7	502.6	0.20%
^Vinmar Inc. dba Locanda Portofino	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/29/2026	81.3	75.7	63.7	0.03%
^Lust for Life Footwear, LLC	Leather and Allied Product Manufacturing	Term Loan	Prime plus 2.75%	3/29/2026	375.0	349.3	293.9	0.12%
^Marathon Engineering Corporation	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	3/28/2041	45.0	44.3	44.6	0.02%
^ReNew Interior Surface Cleaning LLC dba Randy's Carpet Care and Upholstry	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/28/2026	12.4	11.5	11.3	—%
^PHCDC1 LLC dba Quarter + Glory and Public House Collective, Corp.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/28/2026	50.0	46.6	41.7	0.02%
^RCB Enterprises, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/25/2026	56.3	52.4	44.1	0.02%
^Revolution Physical Therapy LLC dba Apex Network Physical Therapy	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/25/2026	22.5	21.2	18.3	0.01%
^Excel RP Inc	Machinery Manufacturing	Term Loan	Prime plus 2.75%	3/25/2026	125.0	116.4	104.7	0.04%
^Lowgap Grocery & Grill LLC	General Merchandise Stores	Term Loan	Prime plus 2.75%	3/24/2041	167.5	164.9	170.4	0.07%
^International Construction Inc	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	3/24/2041	50.0	49.3	48.2	0.02%
^ActKnowledge, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/24/2026	125.0	116.4	116.8	0.05%
^Flooring Liquidators Inc and Premier Flooring Yonkers Inc and Flooring	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/24/2026	50.0	46.6	45.4	0.02%
^Acton Hardware LLC and Mark Allgood & Jamie Allgood	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/24/2041	498.6	491.1	471.1	0.19%
^The Youth Fountain LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/23/2026	47.5	44.3	37.2	0.02%
^Magnation Corporation and Misha Family Trust	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/22/2041	101.3	100.0	103.3	0.04%
^growth.period LLC and Potomac Recruiting LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/21/2026	156.3	145.5	122.5	0.05%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Precious Care LLC and Precious Care Management LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/21/2026	557.5	519.3	440.2	0.18%
^Media Capital Partners, Inc	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	3/21/2026	22.5	21.0	17.6	0.01%
^Pro Tech Technology LLC	Support Activities for Transportation	Term Loan	Prime plus 2.75%	3/18/2026	7.5	7.0	5.9	—%
^Taylors Zinn Enterprises Inc dba Eons Auto Care Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/18/2041	80.8	79.5	81.2	0.03%
^ERT Group Inc and Curt's Tools Inspection Inc	Support Activities for Mining	Term Loan	Prime plus 2.75%	3/18/2041	1,250.0	1,235.4	1,214.7	0.49%
^Kekoa Enterprises Inc dba Signarama Sandy	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/18/2026	49.5	46.1	38.8	0.02%
^Mariam Diner Inc dba Country Kitchen Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/18/2026	52.5	48.9	41.1	0.02%
^Brian T Rice dba BD Logging	Forestry and Logging	Term Loan	Prime plus 2.75%	3/17/2026	15.8	14.7	13.2	0.01%
^Evergreen Pallet LLC and Evergreen Recycle LLC	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	3/16/2026	1,039.3	968.6	865.9	0.35%
^K Soles Corp dba Max Collections	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/16/2026	22.5	21.0	17.6	0.01%
^LAN Doctors Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/16/2026	55.0	51.3	51.4	0.02%
^Auto and Property Insurance Solutions	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	3/16/2026	16.4	15.1	12.7	0.01%
^Demand Printing Solutions Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/16/2026	21.8	20.3	19.2	0.01%
^R & D Enterprises Inc dba My Pool Man	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/15/2026	50.0	46.6	39.2	0.02%
^HEWZ, LLC dba Hard Exercise Works	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/14/2026	22.5	21.0	17.6	0.01%
^Mustafa Inc and Raouf Properties LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/14/2041	75.0	73.8	75.2	0.03%
^Country Paint and Hardware Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/11/2026	87.4	81.4	70.1	0.03%
^Wilban LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/11/2026	105.0	99.1	93.8	0.04%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^ABCs & 123s Infant and Child Care Center LP	Social Assistance	Term Loan	Prime plus 2.75%	3/11/2026	11.3	10.5	8.8	—%
^Magill Truck Line LLC and Jeff J. Ralls	Truck Transportation	Term Loan	Prime plus 2.75%	3/11/2029	210.8	200.8	180.7	0.07%
^Dupre Capital LLC dba Fastsigns	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	3/11/2026	58.4	54.4	45.8	0.02%
^Accuair Control Systems LLC dba Accuair Suspension	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	3/11/2026	150.0	139.7	120.5	0.05%
^Fayette Computer Consulting Company	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/10/2026	22.5	21.0	18.6	0.01%
^State Painting & Decorating Co., Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/10/2026	103.8	96.6	81.3	0.03%
^B.P.T.M. of NV LLC and Agentis Bros., LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/9/2041	525.0	516.7	511.9	0.21%
^Step Up Academy of the Arts LLC	Educational Services	Term Loan	Prime plus 2.75%	3/9/2026	8.0	7.5	6.3	—%
^A & A Auto Care LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/9/2026	12.2	11.3	10.8	—%
^Faith Summit Supply Inc dba Summit Supply and Summit True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/9/2026	22.5	21.0	19.0	0.01%
^Swerve Salon LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/8/2026	79.0	73.6	61.9	0.03%
^J & W Hardwood Flooring Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/7/2026	7.5	7.0	5.9	—%
^Labmates LLC and POV Holdings LLC	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/4/2041	109.3	107.5	111.1	0.05%
^Hueston and Company CPA LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/4/2026	8.3	7.6	6.5	—%
^Almost Home Daycare LLC	Social Assistance	Term Loan	Prime plus 2.75%	3/3/2026	50.0	46.6	45.5	0.02%
^Miles of Smiles Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/2/2026	93.5	88.7	76.4	0.03%
^Johnson & Dugan Insurance Services Corp	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	2/28/2026	62.5	57.8	48.7	0.02%
^Living Essentials HVAC Corp	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/28/2026	15.0	13.9	11.8	—%
^Consulting Solutions, Inc. and Mark Luciani	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/28/2026	11.3	10.4	10.2	—%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^The River Beas, LLC dba Subway and Punam Singh	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2041	135.9	133.8	136.5	0.06%
^Powerpits CS1, LLC dba Pita Pit	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2026	18.8	17.3	15.5	0.01%
^Drug Detection Laboratories, Inc. and Minh Tran	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/28/2026	19.8	18.3	15.7	0.01%
^Doxa Deo Inc dba Luv 2 Play	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2026	105.0	101.5	88.6	0.04%
^Blackstones Hairdressing LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/23/2026	52.0	48.5	41.2	0.02%
^Aaradhya LLC dba Market Square Laundry	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/23/2026	80.0	74.0	62.3	0.03%
^R-No-Landscaping LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/19/2026	8.3	7.6	6.6	—%
^BER Enterprise 332 Inc dba Edible Arrangements	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/19/2026	22.5	20.8	17.7	0.01%
^R & K Contracting Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/18/2026	15.8	14.6	14.3	0.01%
^Pacific Coast Medical Group LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/17/2026	245.0	226.5	227.3	0.09%
^B for Blonde, LLC dba Blo Blow Dry Bar	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/12/2026	62.0	58.1	49.0	0.02%
^Gilmore Heights Dental Holdings, LTD and Chas Rob LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/12/2029	310.3	294.5	269.3	0.11%
^Ei3 Corporation	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/12/2026	326.9	302.4	303.2	0.12%
^Jersey Shore Marina & Boat Sales, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/12/2041	625.0	615.1	635.6	0.26%
^Base USA, Inc.	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	2/2/2026	50.0	46.3	46.4	0.02%
^Nowatzke Service Center Inc dba Nowatzke Truck and Trailer	Repair and Maintenance	Term Loan	Prime plus 2.75%	1/29/2026	105.0	98.1	98.4	0.04%
^Zouk Ltd dba Palma	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/29/2026	22.5	20.7	20.7	0.01%
^SuzyQue's LLC dba SuzyQue's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/28/2026	22.5	20.7	20.8	0.01%
^Wildflour Bakery & Cafe LLC	Social Assistance	Term Loan	Prime plus 2.75%	1/28/2026	62.5	57.4	56.2	0.02%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Tammy Lavertue	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	1/28/2026	11.3	10.3	10.0	—%
^New Image Building Services, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/19/2026	83.1	76.4	67.8	0.03%
^Oak Tree Storage LLC	Other Information Services	Term Loan	Prime plus 2.75%	1/19/2026	78.8	72.3	62.1	0.03%
^Gendron Funeral and Cremation Services, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/11/2041	112.5	108.9	112.6	0.05%
^Dolarian Realty LLC and OV's Restaurant Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/5/2041	67.8	66.6	68.8	0.03%
^Lemonberry Food Stores Inc dba Lemonberry Frozen Yogurt	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/29/2025	112.5	102.6	90.0	0.04%
^MCF Forte LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/29/2025	18.8	17.1	14.6	0.01%
^Panditos LLC dba White Lotus Home	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/28/2025	15.9	14.5	12.2	—%
^Bright Dialysis LLC and Ft Pierce Kidney Care LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/28/2025	1,250.0	1,140.4	962.9	0.39%
^Ridge Road Equestrian LLC dba Ricochet Ridge Ranch Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/23/2040	102.5	100.4	100.3	0.04%
^800 on the Trax LLC and Matrix Z LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	12/23/2040	240.0	236.2	234.2	0.10%
^V2 Tango LLC dba Palette 22	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/23/2025	250.0	228.1	198.6	0.08%
^Optima Health Care Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/23/2025	62.5	57.0	57.2	0.02%
^Joyce Outdoor Advertising Chicago LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/22/2040	300.0	295.7	291.5	0.12%
^The LAX Shop Inc	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	12/22/2025	125.0	89.2	89.4	0.04%
^Premier Athletic Center of Ohio Inc. and Gates Investments	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/22/2028	882.0	828.3	836.5	0.34%
^B&B Organics LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	12/22/2040	375.0	367.2	379.3	0.15%
^Hattingh Incorporated dba Prosthetic Care Facility	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2025	18.0	16.4	14.6	0.01%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^G.W. Fitness Centers, LLC and J.G. Fitness LLC and NP Gym LLC and ANA	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/18/2040	1,025.0	1,003.7	1,036.8	0.42%
^Trip Consultants U.S.A. Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/18/2025	175.0	159.7	134.3	0.05%
^Jay Kevin Gremillion dba Dino Smiles Children's Cosmetic Dentistry	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/18/2025	73.0	68.3	59.3	0.02%
^Accent Tag and Label Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	12/18/2040	665.8	649.3	646.6	0.26%
^Capital Scrap Metal LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/18/2025	36.0	32.8	28.1	0.01%
^Labmates LLC	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/18/2040	162.5	159.1	164.4	0.07%
^Abbondanza Market LLC dba Hampton Falls Village Market	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/18/2025	73.8	61.4	53.5	0.02%
^Sourceco Limited Liability Company	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/17/2025	62.5	57.5	50.3	0.02%
^Mustafa Inc dba Adiba Grocery	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/17/2025	103.8	95.1	94.9	0.04%
^Learning Skills LLC and Christopher Shrope	Educational Services	Term Loan	Prime plus 2.75%	12/17/2025	10.8	9.9	8.3	—%
^New York Home Health Care Equipment, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/16/2025	875.0	801.2	788.1	0.32%
^Moments to Remember USA LLC dba Retain Loyalty	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/16/2025	75.0	68.5	64.1	0.03%
^JAG Unit 1, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2025	250.0	228.1	191.8	0.08%
^D&G Capital LLC dba Miami Grill 277	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2025	83.8	87.2	80.6	0.03%
^Abitino's JFK LLC dba Abitino's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2022	125.0	109.9	97.7	0.04%
^Swalm Sreet LLC and New York Home Health Care Equipment LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/16/2040	375.0	368.6	374.8	0.15%
^SDA Holdings LLC and Les Cheveux Salon Inc	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/15/2040	428.8	421.0	412.2	0.17%
^Evans & Paul LLC and E&P Holdings I LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2025	125.0	114.0	99.5	0.04%
^DC Enterprises Ltd. dba Lakeview True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/14/2025	22.5	20.5	19.5	0.01%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Basista Family Limited Partnership and UPE, Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/14/2040	342.5	335.4	332.6	0.14%
^Tri-State Remodeling & Investments, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/11/2025	15.9	14.5	14.1	0.01%
^AGR Foodmart Inc	Gasoline Stations	Term Loan	Prime plus 2.75%	12/11/2025	22.5	20.5	19.5	0.01%
^ENI Inc. dba ENI Group, Inc	Other Information Services	Term Loan	Prime plus 2.75%	12/11/2025	36.0	32.8	29.1	0.01%
^Alexandra Afentoulides dba Vi's Pizza Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/11/2040	46.3	45.3	46.8	0.02%
^Cares, Inc dba Dumpling Grounds Day Care Center	Social Assistance	Term Loan	Prime plus 2.75%	12/10/2025	7.5	6.8	6.8	—%
^Custom Exteriors, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/9/2025	100.0	91.2	79.9	0.03%
^Sushiya, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/8/2025	108.8	99.2	87.2	0.04%
^My Jewels, LLC dba The UPS Store #6712	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/7/2025	56.3	32.3	27.2	0.01%
^Food & Fuel Company LLC dba Lowery Food Mart	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/4/2040	122.5	120.0	123.8	0.05%
^Blue Ox Trucking Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	12/4/2025	12.3	6.4	6.4	—%
^LC Blvd Holdings LLC and Mt Pleasant Wash & Wax LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/4/2040	502.5	492.1	495.3	0.20%
^American Campgrounds LLC dba Whit's End Campground	Accommodation	Term Loan	Prime plus 2.75%	12/4/2040	293.0	286.9	289.4	0.12%
^Tariq, LLC dba 76 Food Mart	Gasoline Stations	Term Loan	Prime plus 2.75%	12/2/2040	375.0	367.2	370.0	0.15%
^401 JJS, Corp and G. Randazzo's Trattoria Corporation	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/1/2040	52.8	51.9	51.5	0.02%
^Delta Aggregate, LLC	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	11/30/2025	100.0	93.9	94.1	0.04%
^Block and Grinder LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/30/2025	200.0	183.6	183.4	0.07%
^Hurshell Leon Dutton dba High Jump Party Rentals	Rental and Leasing Services	Term Loan	Prime plus 2.75%	11/30/2025	17.6	15.8	15.8	0.01%
^Japp Business Inc dba Pick and Eat and Japp Drink Corp.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/30/2025	125.0	113.4	100.8	0.04%
^Smokeyard Inc dba Smokeyard BBQ and Chop Shop	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/30/2025	125.0	113.2	97.6	0.04%
^Alejandro Rico dba Rico Motors and Golden West Motel and Alrima Co Inc	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/25/2040	146.3	143.4	148.0	0.06%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^State Painting and Decorating Co Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/25/2025	100.0	78.1	65.7	0.03%
^Medeiros Holdings Inc dba Outdoor Lighting Perspectives of the Triad	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	11/25/2025	22.5	20.3	17.1	0.01%
^DWeb Studio, Inc.	Educational Services	Term Loan	Prime plus 2.75%	11/25/2025	11.3	10.2	8.6	—%
^Sambella Holdings, LLC and Strike Zone Entertainment Center LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/23/2040	750.0	743.7	761.2	0.31%
^Play and Learn Child Care and School Inc	Social Assistance	Term Loan	Prime plus 2.75%	11/23/2025	11.1	10.1	10.1	—%
^Ronny Ramirez RX Corp dba Naturxheal Family Pharmacy	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	11/20/2025	89.0	81.7	70.2	0.03%
^Haven Hospitality Group Inc. dba Haven Gastropub	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/20/2025	132.5	120.0	103.0	0.04%
^CNYP 717 Irondequoit LLC and CNYP 2002 Ontario LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/20/2040	244.4	238.9	223.8	0.09%
^S.B.B. Enterprises Inc dba Williamston Hardware	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/19/2040	108.8	106.1	99.7	0.04%
^Key Pix Productions Inc. dba Air Bud Entertainment	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	11/18/2040	839.8	821.0	848.1	0.34%
^RDT Enterprises, L.L.C.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/12/2025	22.5	20.4	19.2	0.01%
^E.S.F.P. LLC dba Volusia Van and Storage	Truck Transportation	Term Loan	Prime plus 2.75%	11/11/2025	91.3	80.7	69.7	0.03%
^Green Life Lawnscapes LLC dba Green Life Lawn Care	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/6/2025	127.3	115.3	112.7	0.05%
^Jumbomarkets Inc dba Rines Jumbomarkets	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/4/2025	306.3	277.4	269.9	0.11%
^Bisson Transportation Inc dba I & R Associates and Document Security	Truck Transportation	Term Loan	Prime plus 2.75%	10/30/2025	22.5	20.2	19.0	0.01%
^Top Cat Ready Mix, LLC, Ples Investments LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/28/2025	711.3	639.7	561.0	0.23%
^L.M. Jury Enterprises, Inc dba Midwest Monograms	Textile Product Mills	Term Loan	Prime plus 2.75%	10/28/2025	77.0	69.2	59.6	0.02%
^Windsor Direct Distribution LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	10/26/2025	14.3	12.8	10.8	—%
^Financial Network Recovery	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/26/2025	40.0	36.0	30.3	0.01%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Insurance Fire & Water Restorations, LLC	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	10/23/2025	22.5	20.2	19.2	0.01%
^Jacksonville Beauty Institute Inc. dba Beauty Institute's	Educational Services	Term Loan	Prime plus 2.75%	10/23/2025	50.0	45.2	38.0	0.02%
^Tannehill Enterprises Inc dba Hobbytown USA Folsom	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	10/14/2025	87.4	78.6	66.1	0.03%
^ADMO Inc dba Mid States Equipment	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	10/8/2025	22.5	20.2	17.5	0.01%
^SCJEN Management Inc dba Bowl of Heaven	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2025	71.3	64.3	57.5	0.02%
^Naeem Khan LTD	Apparel Manufacturing	Term Loan	Prime plus 2.75%	9/30/2025	125.0	111.5	99.9	0.04%
^Accent Homes Services LLC dba Benjamin Franklin Plumbing of Kansas City	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/30/2028	66.5	61.5	61.0	0.02%
^Recycling Consultants, Inc. and Prairie State Salvage and Recycling Inc	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/30/2027	767.5	703.2	661.6	0.27%
^Bat Bridge Investments Inc dba Kalologie 360 Spa	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/30/2025	85.5	77.8	69.7	0.03%
^Binky's Vapes LLC	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/30/2025	22.5	20.1	18.0	0.01%
^Barub Realty LLC and Barub LLC dba Woodlawn Cabinets	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	9/30/2040	143.0	139.4	145.4	0.06%
^R.H. Hummer Jr., Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	9/30/2025	375.0	350.0	342.3	0.14%
^Joyce Outdoor Advertising LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/29/2040	234.8	230.0	238.1	0.10%
^Greensward of Marco Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/28/2040	87.5	85.3	86.3	0.04%
^RIM Investments LLC and RIM Architects LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/28/2040	399.0	388.8	392.3	0.16%
^The Grasso Companies LLC and Grasso Pavement Maintenance LLC	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/28/2025	518.8	459.6	464.3	0.19%
^South Towne Dental Center, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/25/2025	50.0	44.6	45.1	0.02%
^Daniel W. Stark dba Mountain Valley Lodge and RV Park	Accommodation	Term Loan	Prime plus 2.75%	9/25/2040	13.5	13.2	13.8	0.01%
^Sandlot Ventures LLC and Sandbox Ventures LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/25/2040	442.5	431.9	431.2	0.18%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Yachting Solutions LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/25/2040	962.5	938.0	935.1	0.38%
^Prestigious LifeCare for Seniors LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/25/2025	9.8	8.8	8.3	—%
^St Lawrence Hotel Corp and Oheka Catering Inc dba Quality Inn	Accommodation	Term Loan	Prime plus 2.75%	9/24/2040	625.0	609.1	620.6	0.25%
^Hagerstown Muffler, Inc. and JMS Muffler, Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/24/2040	327.5	319.2	333.7	0.14%
^J.R. Wheeler Corporation dba Structurz Exhibits and Graphics	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/24/2025	21.0	18.8	19.0	0.01%
^Rutledge Enterprises Inc dba BLC Property Management	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/23/2040	62.5	60.4	61.6	0.03%
^Finish Strong Inc dba FASTSIGNS St Peters	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	9/23/2025	50.0	44.6	40.0	0.02%
^J3K LLC dba Ronan True Value Hardware	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/23/2025	152.5	136.1	121.9	0.05%
^Stormrider Inc dba Shirley's Stormrider Inc	Truck Transportation	Term Loan	Prime plus 2.75%	9/23/2025	67.5	61.2	54.8	0.02%
^Frozen Treats of Hollywood FL, LLC dba Sub Zero Ice Cream	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/22/2025	15.8	14.1	13.1	0.01%
^Nova Solutions Inc	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	9/22/2040	320.0	311.9	318.0	0.13%
^Pine Belt Wood Products LLC	Forestry and Logging	Term Loan	Prime plus 2.75%	9/22/2040	163.8	159.6	153.7	0.06%
^Sound Manufacturing Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/21/2025	50.0	44.6	41.6	0.02%
^IIoka Inc dba New Cloud Networks	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/21/2025	665.0	596.3	534.0	0.22%
^MiJoy Inc dba Imo's Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/18/2025	8.3	7.4	6.6	—%
^Vanderhoof LLC dba Soxfords	Apparel Manufacturing	Term Loan	Prime plus 2.75%	9/18/2025	15.9	14.2	12.7	0.01%
^Naeem Khan LTD	Apparel Manufacturing	Term Loan	Prime plus 2.75%	9/17/2025	125.0	111.6	99.9	0.04%
^Import Car Connection Inc dba Car Connection	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/16/2040	407.5	397.1	411.6	0.17%
^FirstVitals Health and Wellness Inc	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/15/2025	150.0	133.8	119.9	0.05%
^Johnson Carwash LLC and Johnson Petroleum LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	9/14/2040	340.0	333.2	348.2	0.14%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Almost Home Daycare LLC	Social Assistance	Term Loan	Prime plus 2.75%	9/11/2025	62.5	55.8	55.9	0.02%
^Veliu LLC dba FASTSIGNS #15901	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	9/10/2025	50.0	45.2	41.3	0.02%
^B and A Friction Materials Inc	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/9/2025	102.5	90.3	80.9	0.03%
^Gardner's Wharf Holdings LLC and Gardner's Wharf Seafood Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	9/8/2040	140.0	136.4	142.7	0.06%
^AIG Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/4/2040	363.8	354.5	350.3	0.14%
^Empower Autism Academy	Social Assistance	Term Loan	Prime plus 2.75%	9/4/2040	685.0	667.6	698.0	0.28%
^Higher Grounds Community Coffeehouse, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/2/2025	8.3	7.4	6.8	—%
^Delray Scrap Recycling LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	8/31/2025	22.5	19.7	17.6	0.01%
^The Camera House Inc	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	8/31/2025	1,250.0	1,107.1	1,052.4	0.43%
^LAN Doctors Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/28/2025	81.3	72.0	68.0	0.03%
^Elite Institute LLC dba Huntington Learning Center	Educational Services	Term Loan	Prime plus 2.75%	8/28/2025	15.0	13.5	12.0	—%
^Zephyr Seven Series LLC dba 18/8 Fine Men's Salon	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/28/2025	81.3	74.6	67.9	0.03%
^J and K Fitness L.L.C. dba Physiques Womens Fitness Center	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2041	93.8	92.3	95.0	0.04%
^Trading Group 3 Inc	Nonstore Retailers	Term Loan	Prime plus 2.75%	8/28/2025	50.0	44.0	39.4	0.02%
^B and J Catering Inc dba Culinary Solutions	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/27/2040	547.5	537.8	538.2	0.22%
^3000 CSI Property LLC and Consulting Solutions Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/20/2040	137.5	133.8	138.5	0.06%
^God Be Glorified Inc dba GBG Inc	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	8/20/2025	53.0	46.9	42.0	0.02%
^GDP Gourmet LLC dba Joe and John's Pizza Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/19/2040	145.0	141.1	143.1	0.06%
^Screenmobile Management Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/14/2025	47.0	41.6	37.5	0.02%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Gold Jet Corp.	Couriers and Messengers	Term Loan	Prime plus 2.75%	8/14/2025	68.3	63.8	60.3	0.02%
^SKJ Inc dba Subway	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/13/2025	84.8	75.1	68.0	0.03%
^LP Industries Inc dba Childforms	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	7/29/2025	125.0	111.9	107.9	0.04%
^Advanced Machine & Technology, Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	7/29/2025	90.3	79.3	75.8	0.03%
^Pauley Tree and Lawn Care Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/28/2025	65.8	57.9	54.1	0.02%
^Beale Street Blues Company-West Palm Beach LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	7/24/2025	66.3	58.2	53.7	0.02%
^Forever & Always of Naples Inc dba Island Animal Hospital	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/24/2025	107.5	86.9	82.6	0.03%
^Pooh's Corner Realty LLC and Pooh's Corner Inc	Social Assistance	Term Loan	Prime plus 2.75%	7/23/2040	103.8	100.9	105.0	0.04%
^Smart Artists Inc.	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	7/23/2025	22.5	19.8	17.7	0.01%
^Free Ion Advisors LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/21/2025	64.3	56.5	50.6	0.02%
^Murrayville Donuts, Inc dba Dunkin' Donuts	Food and Beverage Stores	Term Loan	Prime plus 2.75%	7/15/2040	344.5	338.5	338.5	0.14%
^Union 2 LLC dba The Standard	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/10/2025	91.5	84.1	80.2	0.03%
^BJ's Tavern LLC and BJ's Cabana Bar Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2040	212.5	206.1	210.0	0.09%
^The Smile Place LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/30/2040	283.9	275.3	281.2	0.11%
^Jonathan E Nichols and Nichols Fire and Security LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/30/2025	75.0	65.4	63.9	0.03%
^Thrifty Market, Inc. dba Thrifty Foods	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/30/2030	262.5	243.6	228.7	0.09%
^All About Smiles P A	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/30/2040	237.7	230.5	235.4	0.10%
^Danny V, LLC dba Hugo's Taproom	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2040	54.0	48.6	47.6	0.02%
^Anglin Cultured Stone Products LLC dba Anglin Construction	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/30/2025	281.8	245.7	227.6	0.09%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Advanced Skincare Medcenter Inc dba Advanced Skincare Surgery	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/29/2025	337.5	294.3	267.0	0.11%
^Summit Beverage Group LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	8/29/2030	291.9	271.2	258.5	0.10%
^Myclean Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/29/2025	15.9	13.9	12.4	0.01%
^E & G Enterprises LLC dba Comfort Keepers	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/26/2025	22.5	19.6	17.6	0.01%
^SofRep, Inc dba Force 12 Media	Other Information Services	Term Loan	Prime plus 2.75%	6/26/2025	66.3	57.8	51.7	0.02%
^TJU-DGT Inc dba The Lorenz Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/26/2029	20.6	19.0	19.3	0.01%
^Jihan Inc dba ARCO AM/PM and Diana Inc dba Diana's Recycling	Gasoline Stations	Term Loan	Prime plus 2.75%	6/26/2040	380.0	368.5	373.3	0.15%
^CEM Autobody LLC dba Dawn's Autobody	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/26/2040	135.5	131.4	132.0	0.05%
^Wolf Enviro Interests, LLC and Enviromax Services Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/25/2040	246.5	239.0	233.0	0.09%
^Ohs Auto Body, Inc. dba Ohs Body Shop	Repair and Maintenance	Term Loan	7.34%	6/25/2040	1,207.5	1,182.5	963.0	0.39%
^Evinger PA One, Inc. dba Postal Annex, Falcon	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/24/2025	22.5	19.6	18.4	0.01%
^Amboy Group, LLC dba Tommy's Moloney's	Food Manufacturing	Term Loan	Prime plus 2.75%	6/24/2025	454.0	401.9	405.7	0.16%
^Richards Plumbing and Heating Co., Inc. dba Richards Mechanical	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/23/2040	551.8	535.1	559.2	0.23%
^RJI Services, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/23/2025	22.5	19.5	17.4	0.01%
^Real Help LLC dba Real Help Decorative Concrete	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/22/2025	53.1	46.3	46.2	0.02%
^PM Cassidy Enterprises, Inc. dba Junk King	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/19/2025	14.9	13.0	11.6	—%
^KRN Logistics, LLC,Newsome Trucking, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	6/19/2025	543.5	474.1	448.8	0.18%
^Inverted Healthcare Staffing of Florida LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/18/2025	61.3	53.4	47.8	0.02%
^Square Deal Siding Company,LLC dba Square Deal Siding Company	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/18/2025	22.5	20.3	20.5	0.01%
^Flooring Liquidators Inc and Flooring Liquidators of Mt Kisco LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/17/2025	437.5	381.6	382.6	0.16%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^AM PM Properties, LLC and AM PM Willington, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/17/2040	87.1	84.2	87.1	0.04%
^Nelson Sargsyan dba HDA Trucking	Support Activities for Transportation	Term Loan	Prime plus 2.75%	6/16/2025	130.5	113.8	101.8	0.04%
^Anturio Marketing Inc dba Logic Consulting	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/12/2040	290.3	281.5	294.2	0.12%
^Mirage Plastering Inc and Mpire LLC and Mpire II LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/12/2040	338.8	132.6	127.8	0.05%
^Bizzare Foods Inc dba Trooper Foods	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/12/2025	125.0	105.5	94.4	0.04%
^Eldredge Tavern LLC dba Gonyea's Tavern	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/8/2040	56.3	54.5	57.0	0.02%
^Nicor LLC dba Fibrenew Sacramento	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/5/2022	13.8	11.0	9.8	—%
^Chitalian Fratelli LLC dba Francesca Brick Oven Pizza and Pasta	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/5/2025	16.1	13.7	12.3	—%
^ViAr Visual Communications, Inc. dba Fastsigns 281701	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/5/2025	62.0	54.1	49.3	0.02%
^Video Vault & Tanning LLC and Mosaic Salon LLC	Rental and Leasing Services	Term Loan	Prime plus 2.75%	6/4/2040	90.5	87.8	91.8	0.04%
^Medworxs LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/3/2025	125.0	109.0	98.2	0.04%
^DTM Parts Supply Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/2/2025	62.8	54.8	49.1	0.02%
^XCESSIVE THROTTLE, INC dba Jake's Roadhouse	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2025	8.3	7.1	6.4	—%
^God is Good LLC dba BurgerFi	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/27/2025	67.3	14.6	14.7	0.01%
^Villela CPA PL	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/27/2025	9.0	7.8	7.2	—%
^Pen Tex Inc dba The UPS Store	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/20/2025	22.0	19.1	17.1	0.01%
^Douglas Posey and Sally Watkinson dba Audrey's Farmhouse	Accommodation	Term Loan	Prime plus 2.75%	5/20/2040	174.1	168.6	173.2	0.07%
^Capstone Pediatrics PLLC and Capstone Healthcare Consulting LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/15/2025	717.3	622.9	568.2	0.23%
^15 McArdle LLC and No Other Impressions Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/15/2040	257.1	248.9	246.4	0.10%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^E-Z Box Storage, Inc.	Real Estate	Term Loan	Prime plus 2.75%	5/11/2025	89.3	71.6	72.3	0.03%
^Guard Dogs MFS LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/8/2025	65.0	56.3	50.7	0.02%
^George S Cochran DDS Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/7/2025	130.0	112.5	100.9	0.04%
^South Park Properties LLC and Midlothian Hardware LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/6/2040	170.5	164.0	171.4	0.07%
^Matthew Taylor and Landon Farm LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/4/2040	100.0	97.5	93.2	0.04%
^Cares Inc dba Dumpling Grounds Day Care Center	Social Assistance	Term Loan	Prime plus 2.75%	5/1/2040	81.9	78.4	82.0	0.03%
^RDRhonehouse ENT. LLC dba Chill Skinz	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	4/29/2025	88.9	79.8	71.4	0.03%
^Orchid Enterprises Inc dba Assisting Hands of Sussex County	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/24/2025	15.0	12.9	11.5	—%
^Ragazza Restaurant Group, Inc. dba Bambolina	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/21/2025	22.5	19.3	17.9	0.01%
^Diamond Solutions LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	4/21/2025	22.5	18.7	16.8	0.01%
^Giacchino Maritime Consultants Inc	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/17/2025	22.5	19.3	17.3	0.01%
^Sound Coaching Inc	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	4/14/2025	44.4	38.1	34.1	0.01%
^Carolina Beefs, LLC dba Beef O'Brady's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/13/2025	19.5	16.7	15.0	0.01%
^Faramarz Nikourazm dba Car Clinic Center	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/3/2040	73.8	71.1	71.9	0.03%
^Advance Case Parts RE Holdings LLC and Advance Case Parts Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/31/2040	758.3	735.0	721.7	0.29%
^T and B Boots Inc dba Takken's Shoes	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	3/31/2025	807.8	130.3	131.5	0.05%
^HAVANA CENTRAL NJ1, LLC dba Havana Central	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/31/2025	250.0	219.8	220.9	0.09%
^Mid-South Lumber Co. of Northwest Florida, Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/31/2040	428.8	413.7	404.6	0.16%
^Copper Beech Financial Group LLC	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	3/30/2025	125.0	106.5	101.1	0.04%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Delta Aggregate LLC	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	3/30/2025	90.0	82.2	82.9	0.03%
^Sunset Marine Resort LLC and GoXpeditions LLC	Accommodation	Term Loan	Prime plus 2.75%	3/27/2040	301.8	291.2	304.2	0.12%
^Shorr Enterprises Inc dba New Design Furniture Manufacturers	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	3/27/2025	106.5	90.8	87.2	0.04%
^Foresite Realty Partners LLC and Foresite Real Estate Holdings LLC	Real Estate	Term Loan	Prime plus 2.75%	3/27/2025	1,238.3	1,054.6	943.0	0.38%
^Shellhorn and Hill Inc dba Total Fleet Service	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/27/2040	1,040.3	999.9	978.0	0.40%
^South Florida Air Conditioning and Refrigeration Corp.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/27/2040	155.5	150.1	155.1	0.06%
^Geo Los Angeles LLC dba Geo Film Group	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/26/2025	130.0	110.8	105.9	0.04%
^Joyce Outdoor Advertising NJ LLC and Joyce Outdoor Advertising LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/26/2040	54.0	52.1	54.0	0.02%
^Zero-In Media Inc	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	3/25/2025	22.5	19.2	17.1	0.01%
^Carpet Exchange of North Texas Inc and Clyde E. Cumbie Jr	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	3/25/2040	810.0	781.6	812.8	0.33%
^Loriet LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/24/2025	12.0	10.2	9.1	—%
^Shelton Incorporated dba Mrs. Winners	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/20/2040	112.5	108.6	113.1	0.05%
^Jaymie Hazard dba Indigo Hair Studio and Day Spa	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/20/2040	42.9	41.5	41.8	0.02%
^R & R Security and Investigations Inc dba Pardners Lake Buchanan	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/19/2040	85.4	82.5	86.1	0.03%
^MMS Realty, LLC and Molecular MS Diagnostics LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/18/2040	160.7	155.1	155.4	0.06%
^Royal Crest Motors LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/16/2040	91.3	88.0	89.4	0.04%
^BND Sebastian Limited Liability Company and Sebastian Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/16/2040	172.5	166.5	170.8	0.07%
^Douglas Printy Motorsports, Inc. dba Blackburn Trike	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/9/2040	191.8	185.0	185.4	0.08%
^Luigi's on Main LLC and Luigi's Main Street Pizza Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/4/2025	11.3	9.6	9.7	—%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Calhoun Satellite Communications Inc and Transmission Solutions Group	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	2/27/2025	952.8	818.5	757.1	0.31%
^Baystate Firearms and Training, LLC	Educational Services	Term Loan	Prime plus 2.75%	2/27/2025	63.4	53.4	48.1	0.02%
^Road to Sedona Inc dba Thirteen	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/27/2025	56.6	28.0	25.6	0.01%
^Kingseal LLC dba Desoto Health and Rehab Center	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	2/26/2040	1,250.0	1,204.2	1,257.9	0.51%
^Pace Motor Lines, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	2/26/2025	66.2	55.9	56.4	0.02%
^Nelson Financial Services LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/24/2025	12.5	10.5	9.4	—%
^Kiddie Steps 4 You Inc.	Social Assistance	Term Loan	Prime plus 2.75%	2/19/2040	61.8	59.7	59.6	0.02%
^Triangle Trash LLC dba Bin There Dump That	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	2/18/2025	74.4	62.8	59.3	0.02%
^Silva Realty Holdings, LLC and MF-Silva Enterprises, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/11/2040	171.6	165.4	165.2	0.07%
^740 Barry Street Realty LLC and Wild Edibles Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	2/10/2040	492.5	474.4	495.6	0.20%
^Kostekos Inc dba New York Style Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/6/2040	66.3	63.8	64.5	0.03%
^DuCharme Realty LLC and DuCharme Enterprises LLC	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	2/2/2040	225.1	216.9	214.8	0.09%
^Limameno LLC dba Sal's Italian Ristorante	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/23/2025	83.3	69.7	63.8	0.03%
^Palmabak Inc dba Mami Nora's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/22/2025	21.5	15.1	15.2	0.01%
^Jung Design Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/20/2022	8.4	6.2	5.5	—%
^Grand Blanc Lanes, Inc. and H, H and H, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/31/2039	133.0	127.9	132.4	0.05%
^Bear Creek Entertainment, LLC dba The Woods at Bear Creek	Accommodation	Term Loan	Prime plus 2.75%	12/30/2024	106.3	88.2	89.0	0.04%
^Evans and Paul LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/30/2024	223.8	185.9	184.0	0.07%
^FHJE Ventures LLC and Eisenreich II Inc dba Breakneck Tavern	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/30/2039	245.5	237.1	233.5	0.09%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^First Prevention and Dialysis Center, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/30/2024	273.3	244.0	237.5	0.10%
^Bowlerama Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/24/2039	1,202.5	1,156.1	1,207.2	0.49%
^401 JJS Corporation and G. Randazzo Corporation	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/23/2039	473.5	458.6	471.4	0.19%
^The Lodin Group LLC and Lodin Health Imaging Inc dba Highlands Breast	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/23/2039	530.3	509.1	498.7	0.20%
^Thermoplastic Services Inc and Paragon Plastic Sheet, Inc	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	12/23/2039	500.0	480.0	501.2	0.20%
^Carolina Flicks Inc dba The Howell Theater	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	12/23/2032	163.3	151.6	149.8	0.06%
^Atlantis of Daytona LLC and Ocean Club Sportswear Inc	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	12/23/2039	240.0	211.9	221.2	0.09%
^Beale Street Blues Company-West Palm Beach, LLC dba Lafayette Music Hall	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/22/2024	187.5	155.8	145.0	0.06%
^MM and M Management Inc dba Pizza Artista	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/19/2025	46.3	39.5	35.9	0.01%
^B.S. Ventures LLC dba Dink's Market	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/19/2039	53.8	51.6	53.9	0.02%
^The Jewelers Inc. dba The Jewelers of Las Vegas	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	12/19/2024	1,250.0	1,039.6	936.6	0.38%
^B & W Towing, LLC and Boychucks Fuel LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/17/2039	164.5	159.8	159.2	0.06%
^All American Games, LLC and Sportslink - The Game, LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/10/2024	400.0	332.3	310.9	0.13%
^Kemmer LLC and Apples Tree Top Liquors LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/4/2039	138.4	132.8	131.2	0.05%
^The Red Pill Management, Inc. dba UFC Gym Matthews	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	11/26/2024	54.3	45.5	42.2	0.02%
^Teamnewman Enterprises LLC dba Newmans at 988 and John H. Newman	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/25/2039	148.8	143.0	143.7	0.06%
^DeRidder Chiropractic LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/25/2024	13.2	10.9	10.9	—%
^Modern Manhattan LLC	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	11/25/2024	220.0	181.2	163.8	0.07%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Stormrider Inc dba Shirley's Stormrider, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	11/25/2024	150.0	127.1	113.6	0.05%
^Legacy Estate Planning Inc dba American Casket Enterprises	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/21/2024	42.0	34.6	30.9	0.01%
^J&D Resources, LLC dba Aqua Science	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/21/2024	767.9	626.6	569.4	0.23%
^DC Real LLC and DC Enterprises LTD dba Lakeview True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/20/2039	119.4	115.0	118.0	0.05%
^MLM Enterprises LLC and Demand Printing Solutions Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/18/2024	70.5	58.1	56.2	0.02%
^JEJE Realty LLC and La Familia Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/10/2039	205.8	196.1	197.3	0.08%
^Joey O's LLC and Jennifer Olszewski	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/7/2024	13.1	0.8	0.7	—%
^Heartland American Properties LLC and Skaggs RV Outlet LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/31/2039	479.0	458.3	468.9	0.19%
^Golden Transaction Corporation dba Bleh Sunoco	Gasoline Stations	Term Loan	Prime plus 2.75%	10/30/2039	156.7	149.9	154.7	0.06%
^Seelan Inc dba Candleridge Market	Gasoline Stations	Term Loan	Prime plus 2.75%	10/27/2039	90.5	86.6	86.9	0.04%
^Navdeep B Martins and Busy Bubbles LLC dba Wishy Washy	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/24/2039	89.0	85.3	84.2	0.03%
^One Hour Jewelry Repair Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/14/2024	20.6	16.8	15.0	0.01%
^DNT Storage and Properties LLC	Real Estate	Term Loan	Prime plus 2.75%	10/10/2039	101.8	97.3	100.6	0.04%
^Capitol Waste and Recycling Services LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	10/10/2024	257.8	210.7	198.2	0.08%
^Sound Manufacturing Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/10/2024	187.5	153.2	142.1	0.06%
^Return to Excellence, Inc. dba The Waynesville Inn Golf & Spa	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/10/2039	1,250.0	1,209.4	1,262.8	0.51%
^Smith Spinal Care Center P.C. and James C. Smith	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/8/2039	60.0	57.4	58.5	0.02%
^Doctors Express Management of Central Texas LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/8/2024	105.0	75.9	74.8	0.03%
^Michael Rey Jr. and Lynn J. Williams and GIG Petcare	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/3/2039	126.9	119.4	122.8	0.05%
^Sumad LLC dba BrightStar Care of Encinitas	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/2/2024	92.5	43.4	43.8	0.02%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Keller Holdings LLC and David H Keller III and Carie C Keller	Scenic and Sightseeing Transportation	Term Loan	Prime plus 2.75%	9/30/2039	100.0	95.5	101.5	0.04%
^Roccos LLC and Sullo Pantalone Inc dba Rocco's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2039	255.8	244.3	256.0	0.10%
^Orange County Insurance Brokerage Inc dba Beaty Insurance Agency	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	9/29/2039	325.1	311.5	331.4	0.13%
^The Woods at Bear Creek LLC and Bear Creek Entertainment LLC	Accommodation	Term Loan	Prime plus 2.75%	9/29/2039	513.3	491.2	522.6	0.21%
^Keys Phase One LLC dba The Grand Guesthouse	Accommodation	Term Loan	Prime plus 2.75%	9/26/2039	736.3	703.2	744.0	0.30%
^Colts V LLC and Nowatzke Service Center, Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/26/2039	601.8	577.6	610.4	0.25%
^Gordon E Rogers dba Stonehouse Motor Inn	Accommodation	Term Loan	Prime plus 2.75%	9/26/2039	57.5	54.9	58.4	0.02%
^Auto Shine Carwash Inc and AKM R. Hossain and Jessica F. Masud	Gasoline Stations	Term Loan	Prime plus 2.75%	9/26/2024	22.5	18.2	18.1	0.01%
^North Columbia LLC and Loop Liquor and Convenience Store LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/24/2039	159.3	152.1	160.8	0.07%
^6 Price Avenue, LLC and Pauley Tree & Lawn Care, Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/24/2039	452.5	432.9	449.6	0.18%
^R A Johnson Inc dba Rick Johnson Auto and Tire	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/23/2039	301.3	287.7	306.1	0.12%
^Andrene's LLC dba Andrene's Caribbean Soul Food Carry Out	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/23/2024	37.8	28.5	28.0	0.01%
^Ryan Crick and Pamela J. Crick and Crick Enterprises Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2039	145.5	139.0	147.8	0.06%
^Modern Leather Goods Repair Shop Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2024	58.8	47.1	46.3	0.02%
^Tavern Properties LLC and Wildwood Tavern LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/15/2039	425.0	408.6	431.7	0.18%
^RDT Enterprises LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/15/2027	162.8	141.2	144.9	0.06%
^Animal Intrusion Prevention Systems Holding Company, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/15/2024	272.5	221.8	221.1	0.09%
^KW Zion, LLC and Key West Gallery Inc	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/12/2039	1,250.0	1,193.9	1,262.9	0.51%
^Indy East Smiles Youth Dentistry LLC dba Prime Smile East	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/11/2024	630.2	510.3	501.9	0.20%
^B&P Diners LLC dba Engine House Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/10/2024	80.0	64.8	63.6	0.03%
^Feel The World Inc dba Xero Shoes and Invisible Shoes	Leather and Allied Product Manufacturing	Term Loan	Prime plus 2.75%	9/5/2024	51.9	42.0	41.6	0.02%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Delta Aggregate LLC	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	8/28/2039	911.3	862.4	917.5	0.37%
^Lamjam LLC Goldsmith Lambros Inc	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	8/27/2024	133.8	107.6	109.9	0.04%
^Orange County Cleaning Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/27/2024	41.3	29.7	29.1	0.01%
^Qycell Corporation	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	8/26/2024	121.0	97.1	97.2	0.04%
^Atlas Auto Body Inc dba Atlas Auto Sales	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/22/2039	51.6	49.1	51.6	0.02%
^Katie Senior Care LLC dba Home Instead Senior Care	Social Assistance	Term Loan	Prime plus 2.75%	8/15/2024	124.3	99.7	97.9	0.04%
^Alpha Preparatory Academy LLC	Social Assistance	Term Loan	Prime plus 2.75%	8/15/2039	145.2	139.0	147.9	0.06%
^S&P Holdings of Daytona LLC S&P Corporation of Daytona Beach db	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	8/15/2039	433.5	401.1	426.7	0.17%
^Almost Home Property LLC and Almost Home Daycare LLC	Social Assistance	Term Loan	Prime plus 2.75%	8/7/2039	715.8	683.4	725.0	0.29%
^AGV Enterprises LLC dba Jet's Pizza #42	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2024	54.8	43.6	43.1	0.02%
^iFood, Inc. dba Steak N Shake	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2024	379.1	313.3	313.5	0.13%
^575 Columbus Avenue Holding Company, LLC and LA-ZE LLC dba EST EST EST	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/30/2039	22.5	21.0	22.4	0.01%
^L&S Insurance & Financial Services Inc	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/25/2024	22.5	17.9	17.6	0.01%
^Honeyspot Investors LLP and Pace Motor Lines Inc	Truck Transportation	Term Loan	Prime plus 2.75%	7/24/2039	150.0	142.8	151.8	0.06%
^Miss Cranston Diner II, LLC and Miss Cranston II Realty LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/17/2039	100.0	96.6	101.9	0.04%
^AMG Holding, LLC and Stetson Automotive, Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/30/2039	208.0	197.6	210.1	0.09%
^Lisle Lincoln II Limited Partnership dba Lisle Lanes LP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/30/2024	100.0	78.8	80.4	0.03%
^Highway Striping Inc	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	6/30/2024	53.1	41.9	41.6	0.02%
^Honeyspot Investors LLP and Pace Motor Lines Inc	Truck Transportation	Term Loan	Prime plus 2.75%	6/30/2039	875.3	833.1	885.3	0.36%
^iFood, Inc. dba Steak N Shake	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2039	629.8	599.0	622.9	0.25%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^FHJE Ventures LLC and Eisenreich II Inc. dba Breakneck Tavern	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/27/2039	321.8	305.8	322.5	0.13%
^Zinger Hardware and General Merchant Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/26/2024	110.5	87.1	87.6	0.04%
^JPM Investments LLC and Carolina Family Foot Care P.A.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/26/2039	136.1	132.6	140.2	0.06%
^Nikobella Properties LLC and JPO Inc dba Village Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/25/2039	476.3	454.0	479.4	0.19%
^Big Sky Plaza LLC and Strickland, Incorporated dba Livingston True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/20/2039	233.4	221.7	233.9	0.09%
^510 ROK Realty LLC dba ROK Health and Fitness and Robert N. D'urso	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/19/2024	332.0	265.5	270.7	0.11%
^Nirvi Enterprises LLC dba Howard Johnson / Knights Inn	Accommodation	Term Loan	Prime plus 2.75%	6/17/2039	920.3	874.3	929.6	0.38%
^Hotels of North Georgia LLC dba Comfort Inn and Suites	Accommodation	Term Loan	Prime plus 2.75%	6/17/2039	837.5	795.7	846.0	0.34%
^Global Educational Delivery Services LLC	Educational Services	Term Loan	Prime plus 2.75%	6/16/2024	60.0	47.9	48.9	0.02%
^Rainbow Dry Cleaners	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/13/2024	122.5	96.6	96.1	0.04%
^NVR Corporation dba Discount Food Mart	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/11/2039	68.3	63.0	67.0	0.03%
^Sico & Walsh Insurance Agency Inc and The AMS Trust	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	6/6/2039	250.0	89.0	94.7	0.04%
^Sujata Inc dba Stop N Save Food Mart and Dhruvesh Patel	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/3/2024	22.5	17.7	17.6	0.01%
^Long Island Barber + Beauty LLC	Educational Services	Term Loan	Prime plus 2.75%	6/2/2039	55.5	52.7	55.5	0.02%
^CJR LLC and PowerWash Plus, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/30/2024	53.0	41.4	41.9	0.02%
^Pocono Coated Products, LLC	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/30/2024	22.5	17.6	17.8	0.01%
^EGM Food Services Inc dba Gold Star Chili	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2024	19.2	15.1	15.0	0.01%
^R. A. Johnson, Inc. dba Rick Johnson Auto & Tire	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	5/29/2039	943.8	895.1	951.7	0.39%
^Wilton Dental Care P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/29/2024	128.1	102.2	100.7	0.04%
^Jonesboro Health Food Center LLC	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	5/27/2024	60.0	46.9	46.1	0.02%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^USI Properties LLC dba U Store It	Real Estate	Term Loan	Prime plus 2.75%	5/23/2039	144.6	137.1	145.6	0.06%
^Bay State Funeral Services, LLC and Riley Funeral Home Inc	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/21/2039	134.9	128.3	136.4	0.06%
^Hae M. and Jin S. Park dba Buford Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/15/2039	166.5	157.2	164.8	0.07%
^Moochie's LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/13/2024	100.5	79.5	78.5	0.03%
^The River Beas LLC and Punam Singh	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/8/2039	90.3	85.7	90.4	0.04%
^AS Boyals LLC dba Towne Liquors	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/29/2039	117.5	111.2	118.3	0.05%
^ENI Inc, Event Networks Inc, ENI Worldwide LLC and Spot Shop Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/25/2024	500.0	386.9	380.0	0.15%
^Gerami Realty, LC Sherrill Universal City Corral, LP	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/23/2027	78.8	66.4	68.4	0.03%
^Complete Body & Paint, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/23/2039	20.8	19.7	20.9	0.01%
^Island Wide Realty LLC and Long Island Partners, Inc.	Real Estate	Term Loan	Prime plus 2.75%	4/22/2039	103.8	98.3	104.6	0.04%
^Wilshire Media Systems Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/17/2024	186.3	144.3	142.7	0.06%
^1899 Tavern & Tap LLC and Ale House Tavern & Tap LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/9/2039	137.5	129.2	136.8	0.06%
^Dantanna's Tavern LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2024	164.3	128.1	127.5	0.05%
^Little People's Village II LLC and Iliopoulos Realty LLC	Social Assistance	Term Loan	Prime plus 2.75%	3/31/2039	92.1	87.6	91.5	0.04%
^Hodges Properties LLC and Echelon Enterprises Inc dba Treads Bicycle	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	3/31/2039	449.0	424.3	448.5	0.18%
^RDT Enterprises, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/31/2028	141.2	122.2	126.5	0.05%
^Little People's Village II LLC and Iliopoulos Realty LLC	Social Assistance	Term Loan	Prime plus 2.75%	3/31/2039	101.5	96.6	100.9	0.04%
^Eagle Aggregate Transportation, LLC and Eagle Pneumatic Transport LLC	Truck Transportation	Term Loan	Prime plus 2.75%	3/31/2024	1,250.0	574.9	586.0	0.24%
^Kemmer, LLC and Pitts Package Store, Inc.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/31/2039	117.5	111.2	115.1	0.05%
^Wilban LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/28/2039	427.5	406.1	428.6	0.17%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Lake Area Autosound LLC and Ryan H. Whittington	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	7/28/2039	125.0	119.8	126.1	0.05%
^Hascher Gabelstapler Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/26/2024	143.3	111.6	112.5	0.05%
^Knowledge First Inc dba Magic Years of Learning and Kimberly Knox	Social Assistance	Term Loan	Prime plus 2.75%	3/21/2039	145.0	137.2	143.9	0.06%
^Cormac Enterprises and Wyoming Valley Beverage Incorporated	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/20/2039	110.8	104.8	111.4	0.05%
^Kinisi, Inc. dba The River North UPS Store	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/18/2024	41.3	24.5	24.8	0.01%
^SE Properties 39 Old Route 146, LLC SmartEarly Clifton Park LLC	Social Assistance	Term Loan	Prime plus 2.75%	3/14/2039	408.0	386.6	410.9	0.17%
^Tortilla King Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	3/14/2039	216.9	205.8	214.9	0.09%
^Tortilla King, Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	3/14/2029	1,033.1	913.5	931.0	0.38%
^Bowl Mor, LLC dba Bowl Mor Lanes / Spare Lounge, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/13/2039	223.5	211.2	224.4	0.09%
^Avayaan2 LLC dba Island Cove	Gasoline Stations	Term Loan	Prime plus 2.75%	3/7/2039	157.5	148.8	157.1	0.06%
^Onofrio's Fresh Cut Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/6/2024	75.0	57.5	58.3	0.02%
^R & R Boyal LLC dba Cap N Cat Clam Bar and Little Ease Tavern	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/28/2039	417.5	393.9	414.3	0.17%
^Summit Beverage Group LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	2/28/2024	350.6	266.2	267.8	0.11%
^Choe Trade Group Inc dba Rapid Printers of Monterey	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	2/28/2024	159.3	120.9	123.3	0.05%
^952 Boston Post Road Realty, LLC and HNA LLC dba Styles International	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2039	211.0	199.1	208.8	0.08%
^Faith Memorial Chapel LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2039	214.2	202.4	212.1	0.09%
^96 Mill Street LLC, Central Pizza LLC and Jason Bikakis George Bikaki	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/12/2039	141.3	134.0	142.4	0.06%
^JWB Industries, Inc. dba Carteret Die Casting	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	2/11/2024	280.0	212.6	210.4	0.09%
^Sovereign Communications LLC	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	2/7/2024	907.8	714.1	703.6	0.29%
^986 Dixwell Avenue Holding Company, LLC and Mughali Foods, LLC db	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/7/2039	99.1	93.9	99.0	0.04%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Awesome Pets II Inc dba Mellisa's Pet Depot	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	2/7/2024	83.2	63.9	63.4	0.03%
^Sarah Sibadan dba Sibadan Agency	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	1/27/2039	129.4	121.8	129.1	0.05%
^JDR Industries Inc dba CST-The Composites Store, JetCat USA	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	1/21/2024	140.3	105.4	105.2	0.04%
^Icore Enterprises Inc dba Air Flow Filters Inc	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	1/15/2024	21.8	16.4	16.7	0.01%
^Carl R. Bieber, Inc. dba Bieber Tourways/Bieber Transportation/Bieber	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2027	712.5	606.9	626.1	0.25%
^Nutmeg North Associates LLC Steeltech Building Products Inc	Construction of Buildings	Term Loan	Prime plus 2.75%	12/31/2038	897.8	862.2	903.1	0.37%
^CLU Amboy, LLC and Amboy Group, LLC dba Tommy Moloney's	Food Manufacturing	Term Loan	Prime plus 2.75%	12/27/2023	656.3	501.2	510.6	0.21%
^Shane M. Howell and Buck Hardware and Garden Center, LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/27/2038	322.5	303.5	317.5	0.13%
^KK International Trading Corporation	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/23/2028	190.0	162.7	167.1	0.07%
^Kurtis Sniezek dba Wolfe's Foreign Auto	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/20/2038	88.9	83.5	88.7	0.04%
^Mosley Auto Group LLC dba America's Automotive	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/20/2038	221.5	208.1	220.4	0.09%
^Lefont Theaters Inc.	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/19/2023	14.4	10.7	10.7	—%
^PLES Investements, LLC and John Redder, Pappy Sand & Gravel, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/19/2038	555.3	521.8	547.8	0.22%
^TAK Properties LLC and Kinderland Inc	Social Assistance	Term Loan	Prime plus 2.75%	12/18/2038	405.0	381.1	400.7	0.16%
^Any Garment Cleaner-East Brunswick, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/18/2023	53.8	40.2	40.7	0.02%
^TOL LLC dba Wild Birds Unlimited	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	12/13/2023	18.0	13.8	13.8	0.01%
^920 CHR Realty LLC V. Garofalo Carting Inc	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	12/10/2038	418.1	393.4	417.9	0.17%
^DKB Transport Corp	Truck Transportation	Term Loan	Prime plus 2.75%	12/5/2038	138.8	130.4	138.5	0.06%
^Firm Foundations Inc David S Gaitan Jr and Christopher K Daigle	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/3/2038	104.3	97.9	101.8	0.04%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Spectrum Development LLC and Solvit Inc & Solvit North, Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/2/2023	387.3	288.7	288.9	0.12%
^BVIP Limousine Service LTD	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	11/27/2038	76.5	71.8	75.8	0.03%
^Eco-Green Reprocessing LLC and Denali Medical Concepts, LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	11/27/2023	67.2	49.5	48.9	0.02%
^Wallace Holdings LLC GFA International Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.5%	11/25/2023	125.0	91.8	89.9	0.04%
^AcuCall LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/21/2023	15.8	11.6	11.4	—%
^Kids in Motion of Springfield LLC dba The Little Gym of Springfield IL	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/18/2023	45.0	33.8	33.4	0.01%
^Yousef Khatib dba Y&M Enterprises	Wholesale Electronic Markets and Agents and Brokers	Term Loan	Prime plus 2.75%	11/15/2023	75.0	55.3	54.6	0.02%
^Howell Gun Works LLC	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	11/14/2023	8.3	6.2	6.1	—%
^Polpo Realty, LLC Polpo Restaurant, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/6/2038	62.5	58.7	62.3	0.03%
^Twinsburg Hospitality Group LLC dba Comfort Suites	Accommodation	Term Loan	Prime plus 2.75%	10/31/2038	945.0	887.5	931.5	0.38%
^Mid-Land Sheet Metal Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/31/2038	137.5	128.9	136.2	0.06%
^Master CNC Inc & Master Properties LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2038	596.6	558.6	582.3	0.24%
^Janice B. McShan and The Metropolitan Day School, LLC	Social Assistance	Term Loan	Prime plus 2.75%	10/31/2023	42.8	32.1	32.7	0.01%
^1 North Restaurant Corp dba 1 North Steakhouse	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/31/2038	212.5	199.3	210.9	0.09%
^New Image Building Services Inc. dba New Image Repair Services	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/29/2023	331.3	241.6	239.9	0.10%
^Greenbrier Technical Services, Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/24/2023	240.1	159.6	162.6	0.07%
^Clairvoyant Realty Corp. and Napoli Marble & Granite Design, Ltd	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/24/2038	246.3	230.5	241.3	0.10%
^Kelly Auto Care LLC dba Shoreline Quick Lube and Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/31/2018	87.5	63.8	62.5	0.03%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Cencon Properties LLC and Central Connecticut Warehousing Company	Warehousing and Storage	Term Loan	Prime plus 2.75%	9/30/2038	344.5	322.2	343.7	0.14%
^Onofrios Enterprises LLC Onofrios Fresh Cut, Inc	Food Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	312.5	293.4	312.1	0.13%
^Discount Wheel and Tire	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/30/2038	223.8	208.9	221.8	0.09%
^First Steps Real Estate Company, LLC and First Steps Preschool	Social Assistance	Term Loan	Prime plus 2.75%	9/30/2038	97.6	91.2	96.6	0.04%
^Lenoir Business Partners LLC LP Industries, Inc dba Childforms	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	322.7	307.0	326.4	0.13%
^Top Properties LLC and LP Industries, Inc dba Childforms	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	120.0	113.5	121.1	0.05%
^Mitchellville Family Dentistry, Dr. Octavia Simkins-Wiseman DDS PC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/27/2038	335.1	312.9	332.6	0.14%
^Gabrielle Realty, LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	9/27/2038	757.6	707.4	750.6	0.30%
^Anthony C Dinoto and Susan S P Dinoto and Anthony C Dinoto Funeral Homes	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/26/2038	100.0	93.4	99.6	0.04%
^Eastside Soccer Dome, Inc .	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2038	463.8	433.0	461.9	0.19%
^Southeast Chicago Soccer, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2038	51.3	47.8	51.0	0.02%
^HJ & Edward Enterprises, LLC dba Sky Zone	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2023	262.5	195.7	199.1	0.08%
^Kiddie Steps 4 You Inc.	Social Assistance	Term Loan	Prime plus 2.75%	9/25/2038	89.3	85.0	90.0	0.04%
^Diamond Memorials Incorporated	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/25/2023	14.3	9.3	9.4	—%
^Faith Memorial Chapel LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/20/2038	268.4	251.0	266.8	0.11%
^Serious-Fun in Alpharetta, LLC dba The Little Gym of Alpharetta	Educational Services	Term Loan	Prime plus 2.75%	9/20/2023	46.3	33.6	33.8	0.01%
^Westville Seafood LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/19/2038	112.3	104.9	111.3	0.05%
^Maynard Enterprises Inc dba Fastsigns of Texarkana	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/18/2023	16.1	11.7	11.8	—%
^Grafio Inc dba Omega Learning Center-Acworth	Educational Services	Term Loan	Prime plus 2.75%	9/13/2023	156.3	119.8	120.9	0.05%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Sound Manufacturing Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/12/2028	54.8	46.2	47.6	0.02%
^The Berlerro Group, LLC dba Sky Zone	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/12/2023	421.3	313.9	316.5	0.13%
^Prospect Kids Academy Inc	Educational Services	Term Loan	Prime plus 2.75%	9/11/2038	124.3	116.0	123.4	0.05%
^Alma J. and William R. Walton and Almas Child Day Care Center	Social Assistance	Term Loan	Prime plus 2.75%	9/11/2038	39.5	36.9	39.4	0.02%
^B for Brunette dba Blo	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/10/2023	53.4	39.1	39.3	0.02%
^Schmaltz Holdings, LLC and Schmaltz Operations, LLC dba Companio	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/4/2038	224.2	208.1	220.8	0.09%
^Excel RP Inc	Machinery Manufacturing	Term Loan	Prime plus 2.75%	8/30/2023	130.3	93.1	95.1	0.04%
^IlOKA Inc dba Microtech Tel and NewCloud Networks	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/30/2023	687.5	491.4	496.8	0.20%
^ACI Northwest Inc.	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	8/30/2023	906.3	438.4	447.3	0.18%
^Spectrum Radio Fairmont, LLC	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	8/30/2023	187.5	160.7	164.1	0.07%
^Gulfport Academy Child Care and Learning Center, Inc.	Social Assistance	Term Loan	Prime plus 2.75%	8/30/2023	43.3	30.9	31.5	0.01%
^Ramard Inc and Advanced Health Sciences Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/28/2023	187.5	134.0	134.5	0.05%
^RM Hawkins LLC dba Pure Water Tech West and Robert M Hawkins	Nonstore Retailers	Term Loan	Prime plus 2.75%	8/26/2023	85.8	58.0	59.2	0.02%
^JSIL LLC dba Blackstones Hairdressing	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/16/2023	19.5	13.8	13.9	0.01%
^Island Nautical Enterprises, Inc. and Ingwall Holdings, LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	8/14/2038	445.0	323.4	342.7	0.14%
^Caribbean Concepts, Inc. dba Quick Bleach	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/12/2023	22.5	16.2	16.3	0.01%
^209 North 3rd Street, LLC Yuster Insurance Group Inc	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/29/2038	83.9	78.0	83.0	0.03%
^Majestic Contracting Services, Inc. dba Majestic Electric and Majestic	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/26/2038	190.0	176.7	187.5	0.08%
^Daniel W and Erin H Gordon and Silver Lining Stables CT, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/24/2023	11.3	8.0	8.1	—%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Angkor Restaurant Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/19/2038	93.0	86.7	92.3	0.04%
^Harbor Ventilation Inc and Estes Investment, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2038	92.1	21.0	22.4	0.01%
^Tri County Heating and Cooling Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2023	87.8	62.1	63.4	0.03%
^Morning Star Trucking LLC and Morning Star Equipment and Leasing LLC	Truck Transportation	Term Loan	Prime plus 2.75%	7/17/2023	53.8	38.0	38.1	0.02%
^Maxiflex LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/28/2023	153.5	107.2	109.4	0.04%
^GIA Realty LLC and VRAJ GIA LLC dba Lakeview Laundromat	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/28/2038	97.5	90.5	96.5	0.04%
^JRA Holdings LLC Jasper County Cleaners Inc dba Superior Cleaner	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/28/2038	121.0	110.8	118.2	0.05%
^2161 Highway 6 Trail, LLC, R. H. Hummer JR., Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	6/19/2026	1,250.0	776.9	800.9	0.33%
^Blakeslee Arpaia Chapman, Inc. dba Blakeslee Industrial Services	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	6/18/2028	875.0	726.9	754.1	0.31%
^KDP LLC and KDP Investment Advisors, Inc and KDP Asset Management, Inc	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/14/2023	343.8	240.5	241.7	0.10%
^Elite Structures Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/12/2038	932.8	844.5	900.4	0.37%
^ Willowbrook Properties LLC Grove Gardens Landscaping Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/5/2038	186.3	173.0	183.9	0.07%
^ Absolute Desire LLC and Mark H. Szierer Sophisticated Smile	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/5/2038	188.3	175.0	185.1	0.08%
^RKP Service dba Rainbow Carwash	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/31/2023	300.0	209.9	211.2	0.09%
^RXSB, Inc dba Medicine Shoppe	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	5/30/2023	186.3	129.1	129.4	0.05%
^Gregory P Jellenek OD and Associates PC dba Gregory P Jellenek OD	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/28/2023	63.5	44.6	45.1	0.02%
^Ryan D. Thornton and Thornton & Associates LLC	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	5/24/2023	68.8	36.0	36.1	0.01%
^PowerWash Plus, Inc. and CJR, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/30/2038	550.0	509.4	540.3	0.22%
^Peanut Butter & Co., Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	4/30/2023	100.0	68.1	68.3	0.03%
^Brothers International Desserts	Food Manufacturing	Term Loan	Prime plus 2.75%	4/26/2023	230.0	157.4	159.6	0.06%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Kidrose, LLC dba Kidville Riverdale	Educational Services	Term Loan	Prime plus 2.75%	4/22/2023	78.8	54.5	55.1	0.02%
^1258 Hartford TPKE, LLC and Phelps and Sons, Inc	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/29/2038	124.6	115.0	121.7	0.05%
^Capital Scrap Metal, LLC and Powerline Investment, LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/29/2038	500.0	439.1	467.9	0.19%
^MRM Supermarkets Inc dba Constantins Breads; Dallas Gourmet Breads	Food Manufacturing	Term Loan	Prime plus 2.75%	3/29/2038	336.0	310.7	328.2	0.13%
^Neyra Industries, Inc. and Edward Neyra	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	3/27/2023	217.5	147.2	150.1	0.06%
^A & M Commerce, Inc. dba Cranberry Sunoco	Gasoline Stations	Term Loan	Prime plus 2.75%	3/27/2038	330.3	304.7	323.9	0.13%
^Xela Pack, Inc. and Aliseo and Catherine Gentile	Paper Manufacturing	Term Loan	Prime plus 2.75%	3/27/2028	271.8	222.3	230.5	0.09%
^American Diagnostic Imaging, Inc. dba St. Joseph Imaging Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/25/2038	537.5	496.2	525.7	0.21%
^Michael A.and HeatherR. Welsch dba Art & FrameEtc.	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/22/2038	67.5	62.3	66.2	0.03%
^M & H Pine Straw Inc and Harris L. Maloy	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/21/2023	288.8	199.7	202.9	0.08%
^Truth Technologies Inc dba Truth Technologies Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/21/2023	79.5	53.8	54.1	0.02%
^J. Kinderman & Sons Inc., dba BriteStar Inc.	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	3/20/2023	181.3	126.9	129.4	0.05%
^Stellar Environmental LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/18/2023	56.3	38.1	38.8	0.02%
^Sound Manufacturing, Inc. and Monster Power Equipment Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/15/2023	523.0	352.8	357.4	0.15%
^Golden Gate Lodging LLC	Accommodation	Term Loan	Prime plus 2.75%	3/12/2038	115.0	106.2	112.8	0.05%
^Bakhtar Group LLC dba Malmaison	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2023	103.8	70.0	70.1	0.03%
^River Club Golf Course Inc dba The River Club	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2038	475.2	437.7	464.6	0.19%
^Osceola River Mill, LLC Ironman Machine, Inc.	Machinery Manufacturing	Term Loan	Prime plus 2.75%	2/20/2038	86.3	79.4	84.4	0.03%
^Java Warung, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/19/2038	51.0	47.1	50.0	0.02%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Nancy & Karl Schmidt Moments to Remember USA, LLC	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	2/15/2038	106.3	97.9	104.0	0.04%
^Outcome Driven Innovation, Inc. dba ODI	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	2/12/2023	84.9	56.1	56.2	0.02%
^Knits R Us, Inc. dba NYC Sports / Mingle	Textile Mills	Term Loan	Prime plus 2.75%	2/11/2038	125.0	115.3	122.9	0.05%
^North Country Transport, LLC	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	2/6/2023	15.0	10.0	10.2	—%
^MJD Investments, LLC dba The Community Day School	Social Assistance	Term Loan	Prime plus 2.75%	1/31/2038	258.3	237.5	251.8	0.10%
^Sherill Universal City dba Golden Corral	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/28/2038	440.5	406.6	431.3	0.18%
^Macho LLC Madelaine Chocolate Novelties Inc	Food Manufacturing	Term Loan	Prime plus 2.75%	12/31/2037	500.0	461.2	491.2	0.20%
^WI130, LLC & Lakeland Group, Inc dba Lakeland Electrical	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/31/2028	271.5	223.5	229.7	0.09%
^Elegant Fireplace Mantels, Inc. dba Elegant Fireplace Mantels	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/31/2022	97.5	63.8	63.9	0.03%
^Babie Bunnie Enterprises Inc dba Triangle Mothercare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/28/2027	46.3	33.9	34.5	0.01%
^John Duffy Fuel Co., Inc.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/28/2022	513.8	336.2	342.6	0.14%
^Polpo Realty LLC & Polpo Restaurant LLC dba Polpo Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/27/2037	517.5	477.3	508.3	0.21%
^Martin L Hopp, MD PHD A Medical Corp dba Tower ENT	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2022	66.3	43.1	43.5	0.02%
^United Woodworking, Inc	Wood Product Manufacturing	Term Loan	6%	12/20/2022	17.3	11.5	11.7	—%
^Pioneer Window Holdings, Inc and Subsidiaries dba Pioneer Windows	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/20/2022	225.0	147.1	148.7	0.06%
^Ezzo Properties, LLC and Great Lakes Cleaning, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/20/2027	389.6	313.7	320.8	0.13%
^The Amendments Group LLC dba Brightstar	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/17/2022	22.5	14.7	15.0	0.01%
^Aegis Creative Communications, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/30/2022	387.5	246.5	246.7	0.10%
^Cheryle A Baptiste and Cheryle Baptiste DDS PLLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/30/2037	286.5	264.4	280.9	0.11%
^Daniel Gordon and Erin Gordon and Silver Lining Stables CT, LLC	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	11/28/2037	223.8	205.0	218.2	0.09%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^D&L Rescources, Inc. dba The UPS Store	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	11/27/2022	9.8	6.3	6.3	—%
^Richmond Hill Mini Market, LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/27/2037	185.3	169.7	180.3	0.07%
^DRV Enterprise, Inc. dba Cici's Pizza # 339	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/26/2022	65.0	39.1	39.8	0.02%
^U & A Food and Fuel, Inc. dba Express Gas & Food Mart	Gasoline Stations	Term Loan	Prime plus 2.75%	11/21/2037	96.3	88.1	93.9	0.04%
^Pioneer Windows Manufacturing Corp, Pioneer Windows	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	11/21/2022	275.0	177.6	179.6	0.07%
^R & J Petroleum LLC Manar USA, Inc.	Gasoline Stations	Term Loan	Prime plus 2.75%	11/20/2037	180.0	164.8	175.2	0.07%
^St Judes Physical Therapy P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/19/2022	21.0	13.5	13.8	0.01%
^Hi-Def Imaging, Inc. dba SpeedPro Imaging	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/9/2022	22.2	14.3	14.4	0.01%
^Reidville Hydraulics Mfg Inc dba Summit	Machinery Manufacturing	Term Loan	Prime plus 2.75%	11/2/2037	265.9	244.1	257.5	0.10%
^Big Apple Entertainment Partners, LLC d/b/a Ripley's Believe It or Not	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/26/2022	180.0	117.6	117.7	0.05%
^LA Diner Inc dba Loukas L A Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/28/2037	677.5	624.4	667.6	0.27%
^University Park Retreat, LLC dba Massage Heights	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/27/2022	76.0	47.8	48.8	0.02%
^Forno Italiano Di Nonna Randazzo, LLC dba Nonna Randazzo's Bakery	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/26/2037	183.8	168.9	180.2	0.07%
^LaSalle Market and Deli EOK Inc and Rugen Realty LLC dba LaSalle Mark	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/21/2037	252.3	230.0	245.3	0.10%
^O'Rourkes Diner LLC dba O'Rourke's Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/19/2037	65.5	59.7	63.7	0.03%
^AJK Enterprise LLC dba AJK Enterprise LLC	Truck Transportation	Term Loan	Prime plus 2.75%	8/27/2022	16.5	10.2	10.4	—%
^New Image Building Services, Inc. dba New Image Repair Services	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/23/2037	285.7	260.0	276.7	0.11%
^Suncoast Aluminum Furniture, Inc	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	8/17/2037	360.0	327.8	350.5	0.14%
^Georgia Safe Sidewalks LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/27/2022	15.0	9.1	9.2	—%
^Hofgard & Co., Inc. dba HofgardBenefits	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/27/2022	107.3	65.8	67.0	0.03%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Scoville Plumbing & Heating Inc and Thomas P. Scoville	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/25/2022	50.0	32.9	33.6	0.01%
^Central Tire, Inc. dba Cooper Tire & Auto Services	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/29/2037	288.5	261.2	278.4	0.11%
^WPI, LLC	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	6/29/2024	129.5	89.6	91.7	0.04%
^Havana Central (NY) 5, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/29/2022	1,166.8	738.4	752.1	0.31%
^Jenkins-Pavia Corporation dba Victory Lane Quick Oil Change	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/27/2037	69.8	63.1	67.4	0.03%
^KIND-ER-ZZ Inc dba Kidville	Educational Services	Term Loan	Prime plus 2.75%	6/15/2022	50.0	30.0	30.4	0.01%
^Graphish Studio, Inc. and Scott Fishoff	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/14/2022	20.3	12.3	12.4	0.01%
^ALF, LLC Mulit-Service Eagle Tires	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	5/31/2037	62.9	56.9	60.7	0.02%
^Craig R Freehauf d/b/a Lincoln Theatre	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	5/31/2022	47.9	21.1	21.5	0.01%
^Lefont Theaters, Inc.	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	5/30/2022	137.0	81.9	83.3	0.03%
^Christou Real Estate Holdings LLC dba Tops American Grill	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/17/2037	284.0	256.3	273.7	0.11%
^Tracey Vita-Morris dba Tracey Vita's School of Dance	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	5/10/2022	22.5	13.5	13.6	0.01%
^Bisson Transportation, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	5/7/2037	588.1	550.0	585.6	0.24%
^Bisson Moving & Storage Company Bisson Transportation Inc and BTG Real	Truck Transportation	Term Loan	Prime plus 2.75%	5/7/2022	528.8	342.1	348.2	0.14%
^Fair Deal Food Mart Inc dba Neighbors Market	Gasoline Stations	Term Loan	Prime plus 2.75%	5/3/2037	381.3	344.4	368.0	0.15%
^Tanner Optical, Inc. dba Murphy Eye Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/27/2022	8.3	4.8	4.8	—%
^Zane Filippone Co Inc dba Culligan Water Conditioning	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/12/2022	558.2	330.2	335.9	0.14%
^Indoor Playgrounds Limited Liability Company dba Kidville	Educational Services	Term Loan	Prime plus 2.75%	4/5/2022	19.5	8.1	8.2	—%
^Access Staffing, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/30/2022	187.5	109.1	110.2	0.04%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Brandywine Picnic Park, Inc. and B.Ross Capps & Linda Capps	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/30/2031	231.5	195.3	205.1	0.08%
^Willow Springs Golf Course, Inc. & JC Lindsey Family Limited Partners	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/29/2037	755.4	676.7	722.6	0.29%
^Manuel P. Barrera and Accura Electrical Contractor, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/23/2028	103.7	81.3	84.2	0.03%
^Shweiki Media, Inc. dba Study Breaks Magazine	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/22/2027	1,178.8	901.1	931.1	0.38%
^ATI Jet, Inc.	Air Transportation	Term Loan	Prime plus 2.75%	12/28/2026	852.8	627.4	648.5	0.26%
^J. Kinderman & Sons, Inc. dba Brite Star Manufacturing Company	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/22/2036	495.0	450.8	481.1	0.20%
^K's Salon, LLC d/b/a K's Salon	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/20/2021	73.6	41.0	41.4	0.02%
^15 Frederick Place LLC & Pioneer Windows Holdings Inc & Subs	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/16/2021	250.0	137.9	140.0	0.06%
^M & H Pinestraw, Inc. and Harris L. Maloy	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/15/2021	238.3	136.7	138.6	0.06%
^Taylor Transport, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	12/8/2021	515.5	193.2	196.5	0.08%
^Thomas P. Scoville dba Scoville Plumbing & Heating, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/16/2021	62.5	34.9	35.5	0.01%
^MRM Supermarkets, Inc. dba Constantin's Breads	Food Manufacturing	Term Loan	Prime plus 2.75%	11/10/2021	137.5	75.6	76.8	0.03%
^K9 Bytes, Inc & Epazz, Inc dba K9 Bytes, Inc	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	10/26/2021	58.8	32.3	32.7	0.01%
^28 Cornelia Street Properties, LLC and Zouk, Ltd.dba Palma	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/25/2021	22.5	12.1	12.4	0.01%
^39581 Garfield, LLC and Tri County Neurological Associates, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2036	83.3	73.8	78.8	0.03%
^Robert E. Caves, Sr. and American Plank dba Caves Enterprises	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/30/2021	302.5	158.0	160.7	0.07%
^PTK, Incorporated dba Night N Day 24 HR Convenience Store	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/30/2036	137.5	122.1	130.4	0.05%
^39581 Garfield, LLC and Tricounty Neurological Associates, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2036	28.5	25.1	26.8	0.01%
^Big Apple Entertainment Partners, LLC dba Ripley's Believe it or Not	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2021	1,070.0	562.2	569.3	0.23%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Equity National Capital LLC & Chadbourne Road Capital, LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	9/26/2021	62.5	33.3	33.7	0.01%
^Bryan Bantry Inc.	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/8/2021	400.0	44.6	45.1	0.02%
^SBR Technologies d/b/a Color Graphics	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/31/2021	806.2	414.0	421.1	0.17%
^Michael S. Decker & Janet Decker dba The Hen House Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/30/2036	16.4	14.5	15.5	0.01%
^Qycell Corporation	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	8/19/2021	187.5	92.7	94.0	0.04%
^Trademark Equipment Company Inc and David A. Daniel	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	8/19/2036	133.6	118.3	126.3	0.05%
^A & A Auto Care, LLC d/b/a A & A Auto Care, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/12/2036	101.0	89.7	95.8	0.04%
^Valiev Ballet Academy, Inc	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	8/12/2036	91.5	37.5	40.1	0.02%
^LaHoBa, LLC d/b/a Papa John's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/3/2036	77.5	68.2	72.8	0.03%
^Kelly Chon LLC dba Shi-Golf	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	7/29/2021	17.5	6.5	6.7	—%
^MTV Bowl, Inc. dba Legend Lanes	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/30/2036	248.5	219.1	233.6	0.09%
^Lavertue Properties LLP dba Lavertue Properties	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/29/2036	44.8	39.5	42.2	0.02%
^Lisle Lincoln II Limited Partnership dba Lisle Lanes LP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/29/2036	338.1	309.9	330.7	0.13%
^Pierce Developments, Inc. dba Southside Granite	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/13/2036	256.1	225.7	240.5	0.10%
^Major Queens Body & Fender Corp	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/10/2021	28.6	14.3	14.5	0.01%
^J&K Fitness, LLC dba Physiques Womens Fitness Center	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/8/2036	449.3	406.2	433.4	0.18%
^Peanut Butter & Co., Inc. d/b/a Peanut Butter & Co.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/3/2021	65.5	31.9	32.3	0.01%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Demand Printing Solutions, Inc. and MLM Enterprises, LLC	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/27/2021	16.5	8.2	8.3	—%
^Modern on the Mile, LLC dba Ligne Roset	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	5/25/2021	212.5	104.6	105.9	0.04%
^Music Mountain Water Company, LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	4/25/2036	138.1	120.6	128.7	0.05%
^Profile Performance, Inc. and Eidak Real Estate, L.L.C.	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/20/2036	127.5	111.9	119.4	0.05%
^Northwind Outdoor Recreation, Inc. dba Red Rock Wilderness Store	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/18/2036	129.5	116.1	123.9	0.05%
^Michael S. Korfe dba North Valley Auto Repair	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/24/2036	15.5	13.6	14.5	0.01%
^Actknowledge,Inc dba Actknowledge	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/21/2021	57.3	27.5	27.9	0.01%
^Key Products I&II, Inc. dba Dunkin' Donuts/Baskin-Robbins	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/10/2021	153.0	73.6	74.4	0.03%
^Stephen Frank, Patricia Frank and Suds Express LLC dba Frank Chiropra	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/25/2023	63.0	35.0	35.9	0.01%
^SuzyQue’s LLC dba Suzy Que’s	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/11/2036	61.0	53.4	57.0	0.02%
^Little People’s Village, LLC dba Little People’s Village	Social Assistance	Term Loan	Prime plus 2.75%	1/31/2036	31.1	27.1	28.9	0.01%
^Seagate Group Holdings, Inc. dba Seagate Logistics, Inc.	Support Activities for Transportation	Term Loan	Prime plus 2.75%	1/28/2036	113.4	98.7	105.3	0.04%
^Patrageous Enterprises, LLC dba Incredibly Edible Delites of Laurel	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/29/2020	7.6	3.3	3.3	—%
Dixie Transport, Inc. & Johnny D. Brown & Jimmy Brown & Maudain Brown	Support Activities for Transportation	Term Loan	5.25%	12/28/2035	145.9	137.4	146.2	0.06%
Groundworks Unlimited LLC	Specialty Trade Contractors	Term Loan	6%	12/17/2023	120.0	78.2	80.2	0.03%
^Shree OM Lodging, LLC dba Royal Inn	Accommodation	Term Loan	Prime plus 2.75%	12/17/2035	27.7	24.0	25.6	0.01%
^Lodin Medical Imaging, LLC dba Watson Imaging Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/1/2020	66.4	29.0	29.4	0.01%
^Robert F. Schuler and Lori A. Schuler dba Bob’s Service Center	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/30/2035	34.0	29.5	31.4	0.01%
^Any Garment Cleaner-East Brunswick, Inc dba Any Garment Cleaner	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/18/2020	42.5	6.7	6.8	—%
^West Cobb Enterprises, Inc and Advanced Eye Associates, L.L.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/12/2035	148.7	129.0	137.3	0.06%
^Lincoln Park Physical Therapy	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/20/2020	43.5	18.0	18.2	0.01%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^K9 Bytes, Inc & Epazz, Inc	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	9/30/2020	18.5	8.0	8.1	—%
^Elan Realty, LLC and Albert Basse Asociates, Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	9/30/2035	228.2	196.9	210.1	0.09%
^Success Express,Inc. dba Success Express	Couriers and Messengers	Term Loan	Prime plus 2.75%	9/29/2020	91.8	38.6	39.1	0.02%
^Modern Manhattan, LLC	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	9/20/2020	204.0	87.2	88.4	0.04%
^Dirk's Trucking, L.L.C. dba Dirk's Trucking	Truck Transportation	Term Loan	Prime plus 2.75%	9/17/2020	17.7	7.7	7.8	—%
^Rudy & Louise Chavez dba Clyde's Auto and Furniture Upholstery	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/2/2035	50.1	43.1	46.0	0.02%
^Newsome Trucking Inc and Kevin Newsome	Truck Transportation	Term Loan	Prime plus 2.75%	9/2/2035	423.1	206.8	220.6	0.09%
^California College of Communications, Inc.	Educational Services	Term Loan	Prime plus 2.75%	11/2/2020	172.5	75.2	76.3	0.03%
^DDLK Investments LLC d/b/a Smoothie King	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/30/2020	7.5	2.4	2.4	—%
^Planet Verte, LLC dba Audio Unlimited	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/20/2020	40.0	16.8	17.0	0.01%
^Members Only Software	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/30/2020	40.3	16.5	16.8	0.01%
^ActKnowledge,Inc dba ActKnowledge	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/30/2020	50.0	20.0	20.3	0.01%
^I-90 RV & Auto Supercenter	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/29/2035	74.9	64.1	68.3	0.03%
^WeaverVentures, Inc dba The UPS Store	Postal Service	Term Loan	Prime plus 2.75%	7/28/2020	23.8	9.7	9.8	—%
^Zouk, Ltd. dba Palma	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/25/2020	27.5	11.5	11.6	—%
^CJ Park Inc. dba Kidville Midtown West	Educational Services	Term Loan	Prime plus 2.75%	6/25/2020	26.4	8.3	8.4	—%
^Tanner Optical Inc. dba Murphy Eye Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/22/2035	94.6	80.8	86.0	0.03%
^M & H Pine Straw, Inc.and Harris Maloy	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	7/10/2020	67.5	28.6	29.0	0.01%
^Excel RP, Inc./Kevin and Joann Foley	Machinery Manufacturing	Term Loan	Prime plus 2.75%	7/8/2028	50.0	37.3	39.0	0.02%
ValleyStar, Inc. dba BrightStar HealthCare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2020	0.6	2.4	2.4	—%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^ValleyStar, Inc. dba BrightStar Healthcare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2020	7.5	3.0	3.0	—%
^Diag, LLC dba Kidville	Educational Services	Term Loan	Prime plus 2.75%	6/21/2020	37.5	14.5	14.7	0.01%
^M & H Pine Straw, Inc and Harris L. Maloy	Support Activities for Agriculture and Forestry	Term Loan	6%	4/30/2020	183.3	58.1	58.8	0.02%
^New Economic Methods LLC dba Rita's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2020	24.8	0.7	0.7	—%
^Cocoa Beach Parasail Corp. dba Cocoa Beach Parasail	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/26/2020	6.3	2.4	2.4	—%
^Vortex Automotive LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/5/2035	76.6	65.2	69.4	0.03%
^Lahoba,LLC dba Papa John's Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/30/2034	42.5	36.0	38.3	0.02%
^Music Mountain Water Company,LLC dba Music Mountain Water Co.	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	12/29/2019	185.4	64.0	64.7	0.03%
^Animal Intrusion Prevention Systems Holding Company, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/29/2024	126.5	28.2	29.0	0.01%
^David A. Nusblatt, D.M.D, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/11/2019	9.0	3.0	3.1	—%
^CMA Consulting dba Construction Management Associates	Construction of Buildings	Term Loan	Prime plus 2.75%	12/11/2019	58.5	18.0	18.2	0.01%
^KMC RE, LLC & B&B Kennels	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/19/2034	58.3	49.1	52.3	0.02%
^Demand Printing Solutions, Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	12/12/2019	10.0	3.4	3.4	—%
^Planet Verte, LLC dba Audio Unlimited of Oceanside	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/28/2019	57.0	18.7	18.9	0.01%
^Demand Printing Solutions, Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	10/29/2034	147.5	123.9	131.9	0.05%
ROVER REPAIRS	Repair and Maintenance	Term Loan	Prime plus 2.5%	11/28/2029	72.5	53.5	39.2	0.02%
^Supreme Screw Products	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	4/17/2019	308.2	78.7	79.4	0.03%
JPI OF NEW JERSEY LLC	Educational Services	Term Loan	Prime plus 2%	11/1/2022	128.8	65.5	46.1	0.02%
^Gray Tree Service, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/18/2018	50.0	10.5	10.5	—%
^Gourmet to You, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2019	12.1	2.8	2.8	—%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^The Alba Financial Group, Inc.	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	6%	1/10/2019	22.5	11.5	11.6	—%
^Grapevine Professional Services, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/22/2019	8.2	1.8	1.8	—%
^Inflate World Corporation	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/30/2018	7.5	1.1	1.1	—%
^Peter Thomas Roth Labs LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/26/2018	425.0	80.6	81.0	0.03%
^CBA D&A Pope, LLC dba Christian Brothers Automotive	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/14/2018	144.9	24.4	24.5	0.01%
^Gilbert Chiropractic Clinic, Inc.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/7/2018	22.5	3.2	3.2	—%
^D & D's Divine Beauty School of Esther, LLC	Educational Services	Term Loan	6%	8/1/2031	57.7	50.7	53.5	0.02%
^Daniel S. Fitzpatrick dba Danny's Mobile Appearance Reconditioning Service	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/29/2018	9.4	1.4	1.4	—%
^Burks & Sons Development LLC dba Tropical Smoothie Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/22/2018	49.8	6.4	6.4	—%
Bliss Coffee and Wine Bar, LLC	Food Services and Drinking Places	Term Loan	6%	3/19/2018	87.5	69.4	69.7	0.03%
^Zog Inc.	Other Information Services	Term Loan	6%	3/17/2018	97.5	59.0	59.2	0.02%
^Saan M.Saelee dba Saelee's Delivery Service	Truck Transportation	Term Loan	Prime plus 2.75%	3/12/2018	9.8	1.2	1.2	—%
Integrity Sports Group, LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	6%	3/6/2018	75.0	31.4	31.5	0.01%
^Enewhere Custom Canvas, LLC	Textile Product Mills	Term Loan	Prime plus 2.75%	2/15/2018	12.0	1.6	1.6	—%
^A & A Acquisition, Inc. dba A & A International	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	2/15/2018	100.0	11.7	11.8	—%
^All American Printing	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	10/26/2032	69.8	37.0	39.2	0.02%
^Seo's Paradise Cleaners, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/19/2018	9.8	0.4	0.4	—%
Connect Litigation Technology, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2%	10/18/2025	150.6	27.1	18.9	0.01%
^Margab, Inc. dba Smoothie King	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/28/2017	44.0	4.3	4.3	—%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^RCB Enterprises, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/18/2017	21.2	2.6	2.6	—%
^Parties By Pat, Inc. and Jose M. Martinez Jr.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/11/2017	93.1	8.9	8.9	—%
^Tammy's Bakery, Inc. dba Tammy's Bakery	Food Manufacturing	Term Loan	Prime plus 2.75%	12/10/2017	71.8	7.7	7.7	—%
^Maria C. Sathre and David N. Sathre dba Black Forest Liquor Store	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/28/2017	18.6	1.6	1.6	—%
^Kings Laundry,LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/30/2017	64.5	5.0	5.0	—%
^Quality Engraving Services Inc. and Ian M. Schnaitman	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	10/17/2017	15.0	1.2	1.2	—%
^Louis B. Smith dba LAQ Funeral Coach	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/15/2017	12.6	0.8	0.8	—%
^1911 East Main Street Holdings, Corp	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2032	15.8	12.2	12.9	0.01%
^Metano IBC Services, Inc. and Stone Brook Leasing, LLC	Rental and Leasing Services	Term Loan	Prime plus 2.75%	8/17/2017	315.0	16.9	17.0	0.01%
^Mala Iyer, MD dba Child and Family Wellness Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/11/2017	50.0	3.3	3.3	—%
^Twietmeyer Dentistry PA	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/30/2017	148.9	4.9	4.9	—%
^Water Works Laundromat, LLC	Personal and Laundry Services	Term Loan	Prime plus 2.25%	9/7/2027	267.3	181.4	184.5	0.07%
^Dave Kris, and MDK Ram Corp.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/5/2026	221.0	31.6	32.7	0.01%
^Gill Express Inc. dba American Eagle Truck Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	1/5/2027	286.9	183.9	191.3	0.08%
^Spain Street LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/29/2017	63.0	0.5	0.5	—%
^Smooth Grounds, Inc.	Food Services and Drinking Places	Term Loan	7.75%	12/31/2018	64.5	29.8	30.1	0.01%
^Fran-Car Corporation dba Horizon Landscape Management	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/3/2028	407.8	158.2	165.1	0.07%
^Head To Toe Personalized Pampering, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/27/2031	52.0	8.9	9.4	—%
^Christopher F. Bohon & Pamela D. Bohon	Social Assistance	Term Loan	Prime plus 2.75%	10/28/2026	14.2	3.2	3.3	—%
Mogas Limited	Gasoline Stations	Term Loan	Prime plus 2.75%	5/31/2030	100.0	72.2	54.2	0.02%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Shree Om Lodging, LLC dba Royal Inn	Accommodation	Term Loan	Prime plus 2.75%	5/2/2030	333.3	63.7	67.0	0.03%
^Pedzik's Pets, LLC	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	3/31/2030	53.5	8.9	9.3	—%
^Nancy Carapelluci & A & M Seasonal Corner Inc.	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/1/2025	106.9	14.2	14.6	0.01%
Patricia Hughes Jones, MD PC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/13/2020	18.0	5.0	3.6	—%
^Moonlight Multi Media Production, Inc.	Other Information Services	Term Loan	5.3%	2/1/2025	19.7	3.2	3.3	—%
David M. Goens dba Superior Auto Paint & Body, Inc.	Repair and Maintenance	Term Loan	6%	8/26/2024	250.0	17.3	17.8	0.01%
^McCallister Venture Group, LLC and Maw's Vittles, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/30/2029	75.0	11.3	11.9	—%
^Computer Renaissance dba Dante IT Services, Inc.	Electronics and Appliance Stores	Term Loan	Prime plus 3.75%	3/1/2018	100.0	1.3	1.3	—%
^Chong Hun Im dba Kim's Market	Food and Beverage Stores	Term Loan	Prime plus 2.5%	2/27/2024	80.0	9.1	9.3	—%
Whirlwind Car Wash, Inc.	Repair and Maintenance	Term Loan	Prime plus 2%	4/9/2029	333.3	65.3	65.7	0.03%
^West Experience,Inc/West Mountain Equipment Rental,Inc/Ski West Lodge	Amusement, Gambling, and Recreation Industries	Term Loan	6%	6/5/2026	333.3	851.5	883.1	0.36%
^Center-Mark Car Wash, Ltd	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/18/2024	221.3	27.1	27.9	0.01%
^Shuttle Car Wash, Inc. dba Shuttle Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.25%	11/10/2028	109.8	16.9	17.2	0.01%
^Min Hui Lin	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/30/2028	134.3	17.2	17.9	0.01%
^Delta Partners, LLC dba Delta Carwash	Repair and Maintenance	Term Loan	Prime plus 2.5%	4/5/2029	280.9	41.9	43.4	0.02%
^Auto Sales, Inc.	Motor Vehicle and Parts Dealers	Term Loan	6%	8/17/2023	75.0	7.5	7.7	—%
^B & J Manufacturing Corporation and Benson Realty Trust	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2%	3/30/2021	250.0	17.8	17.8	0.01%
^RAB Services, Inc. & Professional Floor Installations	Specialty Trade Contractors	Term Loan	Prime plus 2.5%	1/31/2023	62.5	6.8	6.9	—%
^Taste of Inverness, Inc. dba China Garden	Food Services and Drinking Places	Term Loan	Prime plus 2%	6/29/2025	73.8	8.6	8.6	—%
^Ralph Werner dba Werner Transmissions	Gasoline Stations	Term Loan	Prime plus 2.75%	12/29/2021	26.6	2.2	2.3	—%
^M. Krishna, Inc. dba Super 8 Motel	Accommodation	Term Loan	Prime plus 2%	3/20/2025	250.0	9.2	9.2	—%
^Robin C. & Charles E. Taylor & Brigantine Aquatic Center LLC	Amusement, Gambling, and Recreation Industries	Term Loan	6%	9/14/2023	185.8	31.1	31.9	0.01%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^OrthoQuest, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2%	3/12/2022	56.8	4.1	4.1	—%
^CPN Motel, L.L.C. dba American Motor Lodge	Accommodation	Term Loan	Prime plus 2.25%	4/30/2024	379.0	29.9	30.3	0.01%
^Track Side Collision & Tire, Inc.	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/16/2025	44.8	4.8	4.9	—%
^Duttakrupa, LLC dba Birmingham Motor Court	Accommodation	Term Loan	Prime plus 2.25%	9/8/2023	98.8	11.8	11.9	—%
^Deesha Corporation, Inc. dba Best Inn & Suites	Accommodation	Term Loan	Prime plus 2.25%	2/14/2025	250.0	26.8	27.1	0.01%
^Maruti, Inc	Accommodation	Term Loan	Prime plus 2.25%	11/25/2024	220.0	24.8	25.1	0.01%
Willington Hills Equestrian Center LLC	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	10/19/2022	85.0	12.7	13.0	0.01%
^LABH, Inc. t/a Ramada Ltd.	Accommodation	Term Loan	Prime plus 2.25%	9/27/2024	555.0	39.8	40.3	0.02%
^Randall D. & Patricia D. Casaburi dba Pat's Pizzazz	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	3/13/2023	68.8	6.8	7.0	—%
^Gain Laxmi, Inc. dba Super 8 Motel	Accommodation	Term Loan	Prime plus 2.25%	5/31/2023	202.5	19.4	19.6	0.01%
^Naseeb Corporation	Accommodation	Term Loan	Prime plus 2.25%	3/31/2024	402.5	29.0	29.3	0.01%
^Stillwell Ave Prep School	Social Assistance	Term Loan	Prime plus 2.75%	1/14/2023	72.0	6.1	6.3	—%
^Karis, Inc.	Accommodation	Term Loan	Prime plus 2%	12/22/2023	148.8	13.0	13.0	0.01%
^Five Corners, Ltd.	Gasoline Stations	Term Loan	Prime plus 2.75%	12/11/2019	85.0	4.3	4.4	—%
^Alyssa Corp dba Knights Inn	Accommodation	Term Loan	Prime plus 2.25%	9/30/2023	350.0	41.4	41.9	0.02%
^Bhailal Patel dba New Falls Motel	Accommodation	Term Loan	Prime plus 2.75%	3/27/2023	100.0	3.5	3.6	—%
^Pegasus Automotive, Inc.	Gasoline Stations	Term Loan	Prime plus 2.75%	12/23/2022	112.5	10.6	10.8	—%
^Delyannis Iron Works	Fabricated Metal Product Manufacturing	Term Loan	6%	12/8/2022	16.0	1.0	1.0	—%
^P. Agrino, Inc. dba Andover Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/18/2021	150.0	8.4	8.6	—%
^RJS Service Corporation	Gasoline Stations	Term Loan	Prime plus 2.75%	8/20/2021	79.0	5.9	5.0	—%
Chez Rurene Bakery	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/20/2017	150.0	4.3	4.3	—%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Total Performing SBA Unguaranteed Investments					$245,950.7	$213,585.5	$211,431.8	85.82%

Non-Performing SBA Unguaranteed Investments (3)
*^200 North 8th Street Associates LLC and Enchanted Acres	Food Manufacturing	Term Loan	Prime plus 2.75%	5/4/2028	468.8	469.3	436.2	0.18%
*^214 North Franklin, LLC and Winter Ventures, Inc.	Nonstore Retailers	Term Loan	6%	11/29/2037	81.7	81.7	30.2	0.01%
*^636 South Center Holdings, LLC and New Mansfield Brass and Aluminum Co.	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	3/20/2039	74.3	74.5	70.3	0.03%
*^A + Quality Home Health Care, Inc.	Ambulatory Health Care Services	Term Loan	6%	8/1/2016	1.3	1.3	1.3	—%
*Almeria Marketing 1, Inc.	Personal and Laundry Services	Term Loan	7.75%	10/15/2015	4.2	4.2	4.1	—%
*^Al-Mustafa Enterprise, Inc. and Al-Mustafa Enterprise Inc	Motor Vehicle and Parts Dealers	Term Loan	6.25%	9/18/2040	129.3	129.5	107.6	0.04%
*^AUM Estates, LLC and Sculpted Figures Plastic Surgery Inc.	Ambulatory Health Care Services	Term Loan	6%	3/14/2038	305.3	305.7	29.4	0.01%
*AWA Fabrication & Construction, L.L.C.	Fabricated Metal Product Manufacturing	Term Loan	6%	4/30/2025	34.7	34.8	6.9	—%
*^B&B Fitness and Barbell, Inc. dba Elevations Health Club	Amusement, Gambling, and Recreation Industries	Term Loan	6%	6/22/2035	201.4	201.7	200.2	0.08%
*Baker Sales, Inc. d/b/a Baker Sales, Inc.	Nonstore Retailers	Term Loan	6%	3/29/2036	177.0	177.4	76.9	0.03%
*^Fieldstone Quick Stop LLC Barber Investments LLC Thadius M B	Gasoline Stations	Term Loan	6%	9/30/2038	646.4	648.0	235.8	0.10%
*^Barber Investments LLC and Fieldstone Quickstop LLC and Maine Dollar	Gasoline Stations	Term Loan	6.25%	8/15/2039	146.0	146.3	—	—%
*Bwms Management, LLC	Food Services and Drinking Places	Term Loan	0%	3/1/2018	3.3	3.3	3.3	—%
*^Chickamauga Properties, Inc., MSW Enterprises, LLP	Amusement, Gambling, and Recreation Industries	Term Loan	6.25%	12/22/2035	59.0	59.0	56.5	0.02%
*^Chickamauga Properties, Inc. and MSW Enterprises, LLP	Amusement, Gambling, and Recreation Industries	Term Loan	6.25%	10/19/2022	43.4	43.5	—	—%
*^Custom Software, Inc. a Colorado Corporation dba M-33 Access	Professional, Scientific, and Technical Services	Term Loan	6.25%	6/17/2021	282.5	283.2	42.9	0.02%
*^Custom Software, Inc. a Colorado Corporation dba M-33 Access	Broadcasting (except Internet)	Term Loan	6.25%	4/30/2022	94.1	94.3	—	—%
*^Danjam Enterprises, LLC dba Ariel Dental Care	Ambulatory Health Care Services	Term Loan	6%	3/31/2035	129.7	129.8	128.2	0.05%
*^Danjam Enterprises, LLC dba Ariel Dental Care	Ambulatory Health Care Services	Term Loan	6%	3/29/2023	64.7	64.8	59.1	0.02%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
*^DC Realty, LLC dba FOGO Data Centers	Professional, Scientific, and Technical Services	Term Loan	6%	3/23/2037	2,210.7	2,233.0	1,879.5	0.76%
*^DC Realty, LLC dba FOGO Data Centers	Professional, Scientific, and Technical Services	Term Loan	6.25%	3/23/2022	166.6	167.0	157.9	0.06%
*^Dean 1021 LLC dba Pure Pita	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/29/2025	60.2	60.3	47.2	0.02%
*^Dill Street Bar and Grill Inc and WO Entertainment, Inc	Food Services and Drinking Places	Term Loan	6%	9/27/2027	78.2	78.4	1.1	—%
*Dr. Francis E. Anders, DVM	Professional, Scientific, and Technical Services	Term Loan	6%	8/9/2015	1.6	1.6	1.5	—%
*^Europlast Ltd	Plastics and Rubber Products Manufacturing	Term Loan	6%	9/26/2022	316.1	316.9	47.7	0.02%
*^Europlast Ltd	Plastics and Rubber Products Manufacturing	Term Loan	6%	5/31/2023	155.2	155.6	86.4	0.04%
*^Event Mecca LLC	Other Information Services	Term Loan	6%	4/10/2023	12.5	12.5	9.4	—%
*^EZ Towing, Inc.	Support Activities for Transportation	Term Loan	6%	1/31/2023	86.2	86.5	47.6	0.02%
*^Gator Communications Group LLC dba Harvard Printing Group	Printing and Related Support Activities	Term Loan	6.25%	3/30/2022	232.9	233.5	22.7	0.01%
*^Gator Communications Group LLC dba Harvard Printing Group	Printing and Related Support Activities	Term Loan	6.25%	4/25/2022	157.4	157.8	—	—%
*^Gator Communications Group, LLC dba Harvard Printing Group	Printing and Related Support Activities	Term Loan	6.25%	3/27/2023	13.3	13.3	—	—%
*^Grand Manor Realty, Inc. & Kevin LaRoe	Real Estate	Term Loan	6%	2/20/2023	18.9	19.0	18.2	0.01%
*Guzman Group,LLC	Rental and Leasing Services	Term Loan	6%	1/30/2016	186.8	187.3	176.1	0.07%
*^Hamer Road Auto Salvage, LLC and Scott T. Cook and Nikki J. Cook	Motor Vehicle and Parts Dealers	Term Loan	6%	8/8/2039	173.3	173.7	173.2	0.07%
*Harrelson Materials Management, Inc	Waste Management and Remediation Services	Term Loan	6%	6/24/2021	464.2	465.4	37.0	0.02%
*^Hartford Cardiology Group LLC and Ideal Nutrition of Connecticut LLC	Ambulatory Health Care Services	Term Loan	6.25%	6/30/2026	478.9	480.1	129.3	0.05%
*^Hemingway Custom Cabinetry LLC	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	9/25/2025	198.7	199.2	118.8	0.05%
*^Home Again Restaurant LLC	Food Services and Drinking Places	Term Loan	6.25%	6/30/2040	58.7	58.8	47.4	0.02%
*^J Olson Enterprises LLC and Olson Trucking Direct, Inc.	Truck Transportation	Term Loan	6%	6/28/2025	647.5	649.1	205.1	0.08%
*^J&M Concessions, Inc.dba A-1 Liquors	Food and Beverage Stores	Term Loan	6.25%	3/3/2039	130.2	130.6	69.7	0.03%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
*^J&M Concessions Inc dba A 1 Liquors	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/27/2025	79.8	80.0	20.5	0.01%
*Jenny's Wunderland, Inc.	Social Assistance	Term Loan	6%	6/29/2036	149.7	150.1	33.5	0.01%
*^Joseph Nich and Tina M. Nich dba Vic's Greenhouses	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/4/2025	230.5	232.9	229.5	0.09%
*^Karykion, Corporation dba Karykion Corporation	Professional, Scientific, and Technical Services	Term Loan	6%	6/28/2022	144.4	144.8	138.6	0.06%
*^Kantz LLC and Kantz Auto LLC dba Kantz's Hometown Auto	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/29/2039	63.4	63.5	58.2	0.02%
*Krishna of Orangeburg, Inc.	Accommodation	Term Loan	6%	2/20/2032	10.3	10.3	5.5	—%
*^Kup's Auto Spa Inc	Repair and Maintenance	Term Loan	6.25%	11/15/2038	369.8	370.7	366.5	0.15%
*Kup’s Auto Spa, Inc.	Repair and Maintenance	Term Loan	6.25%	10/23/2025	56.9	57.0	54.4	0.02%
*^Las Torres Development LLC dba Houston Event Centers	Real Estate	Term Loan	6%	8/27/2028	51.0	51.0	1.2	—%
*^M and C Renovations Inc	Construction of Buildings	Term Loan	Prime plus 2.75%	10/31/2024	14.8	14.8	11.3	—%
*^Matchless Transportation LLC dba First Class Limo	Transit and Ground Passenger Transportation	Term Loan	6.25%	8/3/2022	126.4	126.7	5.5	—%
*^Milliken and Milliken, Inc. dba Milliken Wholesale Distribution	Merchant Wholesalers, Durable Goods	Term Loan	6%	6/10/2036	152.8	152.9	136.4	0.06%
*^Mojo Brands Media, LLC	Broadcasting (except Internet)	Term Loan	6%	8/28/2023	723.1	725.0	469.0	0.19%
*Morris Glass and Construction	Specialty Trade Contractors	Term Loan	6%	3/7/2021	44.8	44.8	3.0	—%
*^New Paltz Dental Care, PLLC dba Ariel Dental Care	Ambulatory Health Care Services	Term Loan	6%	6/19/2025	97.3	97.5	89.3	0.04%
*Our Two Daughters L.L.C. dba Washington's Restaurant	Food Services and Drinking Places	Term Loan	6%	6/18/2026	674.2	681.0	65.3	0.03%
*^E & I Holdings, LP & PA Farm Products, LLC	Food Manufacturing	Term Loan	6%	4/30/2030	1,227.7	1,230.8	657.0	0.27%
*^NB & T Services, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/27/2026	36.5	36.6	3.3	—%
*Professional Systems, LLC and Professional Cleaning	Administrative and Support Services	Term Loan	6%	7/30/2020	132.0	132.1	7.2	—%
*^Route 130 SCPI Holdings LLC Route 130 SCPI Operations LLC	Food Services and Drinking Places	Term Loan	6.25%	9/30/2039	535.1	536.4	361.9	0.15%
*^Seven Stars Enterprises, Inc. dba Atlanta Bread Company	Food Services and Drinking Places	Term Loan	6.25%	6/30/2018	18.8	18.8	18.3	0.01%
*Sheikh M Tariq dba Selbyville Foodrite	Gasoline Stations	Term Loan	6%	3/13/2023	21.2	21.2	—	—%
*^Shivsakti, LLC dba Knights Inn	Accommodation	Term Loan	6.25%	8/26/2024	8.0	8.0	7.9	—%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
*^STK Ventures Inc dba JP Dock Service & Supply	Specialty Trade Contractors	Term Loan	6%	5/9/2037	31.6	31.6	1.1	—%
*Stormwise South Florida dba Stormwise Shutters	Specialty Trade Contractors	Term Loan	6%	11/7/2036	397.2	398.2	303.5	0.12%
*Stormwise South Florida dba Stormwise Shutters	Specialty Trade Contractors	Term Loan	6%	11/7/2036	201.1	201.6	—	—%
*Tequila Beaches, LLC dba Fresco Restaurant	Food Services and Drinking Places	Term Loan	6%	9/16/2021	0.2	0.2	0.2	—%
*^The Conibear Corporation and Conibear Trucking, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	12/5/2024	6.6	6.6	1.1	—%
*The Lucky Coyote, LLC	Miscellaneous Manufacturing	Term Loan	6%	5/8/2017	5.5	5.6	1.4	—%
*^Will Zac Management LLC dba Papa John's	Food Services and Drinking Places	Term Loan	6.25%	12/19/2024	42.4	42.5	40.7	0.02%
*^Winter Ventures Inc and 214 N Franklin LLC	Nonstore Retailers	Term Loan	6%	4/29/2024	56.5	56.6	—	—%
*^Winter Ventures Inc dba Qualitybargainbooks and Qualitybargainmall	Nonstore Retailers	Term Loan	6%	12/23/2024	149.1	149.3	—	—%
*^Winter Ventures Inc dba Qualitybargainbooks and Qualitybargainmall	Nonstore Retailers	Term Loan	6%	4/3/2029	134.4	134.5	—	—%
*^Wired LLC and Moulison North Corporation	Specialty Trade Contractors	Term Loan	6.25%	6/30/2024	323.1	323.9	291.2	0.12%
*^Wired LLC and Moulison North Corporation	Specialty Trade Contractors	Term Loan	6.25%	7/3/2024	137.9	138.3	—	—%
*Woody's Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	1/12/2026	11.7	11.7	3.0	—%
Total Non-Performing SBA Unguaranteed Investments					$15,261.0	$15,319.4	$8,150.2	3.31%

Total SBA Unguaranteed Investments					$261,211.7	$228,904.9	$219,582.0	89.13%

Performing SBA Guaranteed Investments (4)
First Sail Group Inc. and Omen Board Industires LLC	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/29/2027	200.0	180.0	201.1	0.08%
Douglas K. Soderblom . dba Loma Linda Optometry	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/29/2027	400.0	300.0	335.2	0.14%
Sea Smoke Barbeque, Corp and Danwen LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/30/2042	946.0	709.5	805.1	0.33%
Municipal Hydro Sevices Inc.	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/30/2027	1,250.0	937.5	1,047.2	0.43%
KWG Industries LLC dba Peterson & Marsh Metal Industries	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/30/2027	300.0	270.0	301.7	0.12%
Altitude Group, LLC and Core Home Security, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/31/2027	200.0	150.0	167.6	0.07%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Golden Hen Inc. dba Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/31/2027	259.0	194.3	217.1	0.09%
Applied Integrated Technologies, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/31/2027	500.0	375.0	419.0	0.17%
MIT LLC	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/31/2027	350.0	262.5	293.3	0.12%
Shelter Harbor Inn, Inc.	Accommodation	Term Loan	Prime plus 2.75%	3/31/2042	830.0	622.5	706.4	0.29%
Landmark Ventures USA, Inc.	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	3/31/2027	750.0	562.5	628.5	0.26%
Worldwide Estate, Inc. dba Washington Heights Manor	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	10/21/2041	658.6	490.1	554.9	0.23%
JBK Truck Trailer and Bus Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/23/2042	147.9	110.9	124.8	0.05%
Pecos Entertainment LLC dba State Theater and Pecos Inn LLC dba Econo	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	3/27/2042	548.6	411.5	465.5	0.19%
TMJ Pizza Mesa LLC dba Rosati's Pizza Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/24/2027	245.6	184.2	205.9	0.08%
Bear Creek Entertainment LLC dba The Woods at Bear Creek	Accommodation	Term Loan	Prime plus 2.75%	8/12/2041	1,116.4	837.3	947.6	0.38%
Sambella Holdings, LLC and Strike Zone Entertainment Center LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/24/2041	1,620.5	1,204.6	1,362.7	0.55%
Middlesex Auto Sales Corp	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/31/2041	190.0	142.5	161.3	0.07%
131 Miles LLC and Ohm Shubh Laxmi, LLC. dba Mr Hero	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/3/2041	241.0	180.7	203.9	0.08%
Roast Beef Levittown LLC dba Arby's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/13/2026	578.3	433.7	481.5	0.20%
Eickmann Management Group LLC dba Jimmy Johns of Dundee	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/17/2027	239.5	178.8	202.9	0.08%
House of Bread & Coffee Corp dba Casa Do Pao	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/27/2042	554.0	414.2	470.0	0.19%
Victorian Restaurant and Tavern, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/22/2042	279.8	209.9	238.1	0.10%
Marvic Enterprises Inc dba Jordan's Liquor	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/10/2042	397.6	298.2	337.6	0.14%
AP6 LLC and Amishp LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/30/2042	435.2	326.4	370.4	0.15%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Imaginarium Foods LLC,	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2042	1,002.5	747.2	847.2	0.34%
Total SBA Guaranteed Performing Investments					$14,240.5	$10,734.0	$12,096.5	4.91%

Total SBA Unguaranteed and Guaranteed Investments					$275,452.2	$239,638.9	$231,678.5	94.04%

Controlled Investments (5)
Advanced Cyber Security Systems, LLC (6), (17)	Data processing, hosting and related services.	50% Membership Interest	—%	—	—	—	—	—%
		Term Loan	3%	December 2014	1,120.0	381.0	—	—%
*Automated Merchant Services, Inc. (7), (17)	Data processing, hosting and related services.	100% Common Stock	—%	—	—	—	—	—%
CDS Business Services, Inc. (8)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Common Stock	—%	—	—	4,428.0	2,500.0	1.01%
		Line of Credit	Prime plus 2.5%	August 2018	7,257.6	7,257.6	7,257.6	2.95%
CrystalTech Web Hosting, Inc. (11)	Data processing, hosting and related services.	100% Common Stock	—%	—	—	8,384.0	19,709.0	8.00%
*Fortress Data Management, LLC (17)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	—	—	—%
Newtek Insurance Agency, LLC (13), (17)	Insurance Carriers and Related Activities	100% Membership Interest	—%	—	—	—	2,500.0	1.01%
PMTWorks Payroll, LLC (9)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	725.1	—	—%
		Term Loans	10%-12%	Various maturities through May 2018	1,685.0	1,685.0	650.0	0.26%
Secure CyberGateway Services, LLC (10), (17)	Data processing, hosting and related services.	66.7% Membership Interest	—%	—	—	—	—	—%
		Term Loan	7%	December 2016	2,400.0	300.0	—	—%
Small Business Lending, LLC (12), (17)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	—	3,300.0	1.34%
*Summit Systems and Designs, LLC (14), (17)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	—	—	—%
Titanium Asset Management LLC (15)(17)	Administrative and Support Services	Term Loan	3%	July 2017	2,200.0	381.1	201.6	0.08%
		100% Membership Interest	—%	—	—	—	—	—%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Excel WebSolutions, LLC (16)	Data processing, hosting and related services.	Term Loan	10%	September 2018	1,020.2	783.9	737.2	0.30%
		50% Membership Interest	—%	—	—	—	—	—%
ADR Partners, LLC dba banc-serv Partners, LLC (12)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	5,260.3	5,400.0	2.19%
Premier Payments LLC (11)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	16,438.0	21,000.0	8.52%
Universal Processing Services of Wisconsin, LLC (11) (17)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	—	64,000.0	25.98%
Total Controlled Investments					$15,682.8	$46,024.0	$127,255.4	51.65%

Investments in Money Market Funds
UBS Select Treasury Institutional Fund - 0.50% yield					9.6	9.6	9.6	—%
Peapack Gladstone High Yield IMMA - 0.30% yield					25.8	25.8	25.8	0.01%
Total Money Market Funds					$35.4	$35.4	$35.4	0.01%

Total Investments					$291,170.4	$285,698.3	$358,969.3	145.71%
See accompanying notes to unaudited condensed consolidated financial statements.

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
(2) Prime Rate is equal to 3.75% as of March 31, 2017.
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

See accompanying notes to unaudited condensed consolidated financial statements

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
(16) 36.2% owned by Wilshire New York Partners V, LLC and 13.8% owned byWilshire New York Partners IV, LLC (both subsidiaries of Newtek Business Services Corp.)
(17) Zero cost basis is reflected as the portfolio company was organized by the Company and incurred internal legal costs to organize the entity and immaterial external filing fees which were expensed when incurred.
(18) All of the Company's investments are in entities which are organized under the Laws of the United States and have a principal place of business in the United States
(19) Under the Investment Company Act of 1940, as amended, the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. At March 31, 2017, 5.2% of total assets are non-qualifying assets.

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Performing SBA Unguaranteed Investments (1)
Fort Smith Wings Inc. dba Wing Stop	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/28/2026	$19.5	$19.5	$17.4	0.01%
Sand Hill Associates, Ltd. dba Charlie O's Tavern on the Point	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/27/2041	419.9	419.9	409.7	0.20%
Joshua L. Baker	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	12/23/2026	15.8	15.8	13.4	0.01%
Jacliff Investments Inc. dba International health Technologies	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	12/23/2026	125.0	125.0	106.7	0.05%
New Image Building Services, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/21/2026	43.8	43.8	38.7	0.02%
Chestnut Street Associates, LLC and Metropolitan Solutions, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/19/2041	275.0	275.0	261.1	0.12%
Means Enterprises LLC dba FastFrame Frisco	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/16/2026	22.5	22.5	19.5	0.01%
New Chicago Wholesale Bakery, Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	12/15/2041	452.8	452.8	443.6	0.21%
Soon Im. Chin dba Stan C-Store	Gasoline Stations	Term Loan	Prime plus 2.75%	12/15/2041	212.5	212.5	216.6	0.10%
Sempco, Inc.	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/15/2041	42.0	42.0	43.6	0.02%
Allied Welding Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2041	750.0	750.0	727.9	0.35%
Ericon, Inc. dba Quik Pik	Gasoline Stations	Term Loan	Prime plus 2.75%	12/15/2041	332.2	332.2	328.4	0.16%
White Hawk Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	12/15/2026	1,097.8	1,097.8	937.2	0.45%
Elita 7, LLC	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	12/15/2041	712.5	712.5	716.0	0.34%
Techni-Pro Institute LLC	Educational Services	Term Loan	Prime plus 2.75%	12/15/2026	190.0	190.0	166.9	0.08%
HMG Strategy, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/14/2026	50.0	50.0	42.7	0.02%
Cardinal Homes Inc. and Bret A Berneche	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	12/14/2041	121.3	121.3	125.3	0.06%
Trison Enterprises Inc.dba Lee's Automotive	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/14/2041	407.5	407.5	406.2	0.19%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
AGG Management Team LLC dba Chevron	Gasoline Stations	Term Loan	Prime plus 2.75%	12/14/2041	287.5	287.5	298.3	0.14%
Cardinal Homes Inc,.Alouette Holdings Inc.	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	12/14/2026	1,071.3	1,071.3	1,074.5	0.51%
D and E Hardware Co. and D and E Pump Sales and Service	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/14/2041	528.6	528.6	518.6	0.25%
Wayfarer Bicycle LLC	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	12/13/2041	92.5	92.5	88.9	0.04%
Success Advertising Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/13/2041	466.5	466.5	476.4	0.23%
Roast Beef Levittown LLC dba Arby's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/13/2026	465.0	54.6	55.0	0.03%
Queen Express LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	12/13/2041	187.5	187.5	191.6	0.09%
Mack Team Enterprises Inc.dba The UPS Store #6815	Couriers and Messengers	Term Loan	Prime plus 2.75%	12/9/2026	20.4	20.4	18.2	0.01%
Recycling Revolution,LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/9/2041	92.2	92.2	90.4	0.04%
Myndshft Technologies LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/9/2026	775.0	775.0	731.8	0.35%
^New Life Hospital LLC	Hospitals	Term Loan	Prime plus 2.75%	12/8/2041	1,195.5	1,195.5	1,240.3	0.59%
Imagine By Carleen Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/8/2041	52.5	52.5	53.3	0.03%
Hanson's Greeks LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/8/2026	11.3	11.3	11.3	0.01%
Yachting Solutions LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/7/2029	71.3	71.3	67.4	0.03%
T & B Boots, Inc. dba Takken's Shoes	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	12/7/2026	100.0	100.0	93.0	0.04%
Lan Doctors, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/7/2026	237.5	237.5	230.8	0.11%
^The Lake Shore Hospitality Inc dba Dowagiac Baymont Inn & Suites	Accommodation	Term Loan	Prime plus 2.75%	12/5/2041	352.5	352.5	358.5	0.17%
Lilo Holdings LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/5/2026	15.9	15.9	14.3	0.01%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Transmission Solutions Group, Inc. and Calhoun Satellite Communications	Telecommunications	Term Loan	Prime plus 2.75%	12/2/2041	141.3	141.3	130.2	0.06%
Calhoun Satellite Communications, Inc.	Telecommunications	Term Loan	Prime plus 2.75%	12/2/2026	192.5	192.5	171.7	0.08%
Noso Development LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	12/1/2026	75.0	75.0	64.0	0.03%
^Ericon, Inc.	Gasoline Stations	Term Loan	Prime plus 2.75%	12/1/2041	726.1	726.1	717.8	0.34%
^Pebble Wood Lane, LLC and Good Sam's Assisted Living Resiidence,LLC	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	11/30/2041	67.5	67.5	70.0	0.03%
Sharaz Shah DBA Thomas Jewelers	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	11/30/2026	8.1	8.1	6.9	—%
Choe Trading Group, Inc.dba Rapid Printers of Monterey	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/30/2026	22.5	22.5	21.9	0.01%
Studio Find It Georgia, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/30/2026	7.5	7.5	6.5	—%
^Quick Ship, LLC	Couriers and Messengers	Term Loan	Prime plus 2.75%	11/30/2026	10.5	10.5	9.0	—%
B4 Fitness LLC dba The Zoo Health Club	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/30/2026	22.5	22.5	20.0	0.01%
Imaginarium Foods LLC,	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2042	376.7	124.4	129.2	0.06%
RD Management, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/30/2026	213.8	213.8	184.7	0.09%
^Usman Jalil, LLC dba Food Mart	Gasoline Stations	Term Loan	Prime plus 2.75%	11/29/2041	233.3	233.3	223.3	0.11%
Honor Mansion, Inc.	Accommodation	Term Loan	Prime plus 2.75%	11/29/2026	87.5	87.5	88.1	0.04%
Access Staffing, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/29/2026	1,125.0	1,125.0	960.4	0.46%
WPN Recycling Company LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/23/2026	22.5	22.5	22.7	0.01%
Hafa Adai Signs and Graphics LLC dba Fastsigns of Auburn -#281901	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/23/2026	60.0	60.0	51.9	0.02%
CRK Mens, LLC dba Spiff for Men	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/23/2026	106.3	106.3	92.5	0.04%
Merchant Coterie, Inc.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	11/23/2026	125.0	125.0	106.7	0.05%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
6E Technologies LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/22/2026	175.0	175.0	160.2	0.08%
Broms Asset Management LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	11/22/2026	125.0	125.0	106.7	0.05%
Rognes Corp dba RTS	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	11/22/2026	389.3	389.3	354.1	0.17%
Bouquet Restaurant LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/22/2041	125.0	125.0	124.9	0.06%
^J.B.K Truck Trailer and Bus Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/22/2041	435.0	435.0	427.8	0.20%
Skaggs RV Outlet LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/21/2026	100.0	100.0	100.7	0.05%
Catherine Christine Morin dba Purr-Fect Pets	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/17/2026	18.8	18.8	16.0	0.01%
Stratmar Systems Inc dba Stratmar Retail Services	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/16/2026	68.5	68.5	69.0	0.03%
Hoosier Health Plus, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/15/2026	125.0	125.0	116.8	0.06%
^J. A. Kohlhepp Sons, Inc. dba Kohlhepp's True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/10/2041	446.0	446.0	450.1	0.22%
Hackensack Steel Corporation and Luzerne Ironworks Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/10/2026	239.2	239.2	238.8	0.11%
^Panther Ironworks and Rigging Solutions LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/10/2026	151.3	151.3	138.0	0.07%
^J. A. Kohlhepp Sons, Inc. dba Kohlhepp's True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/10/2026	188.8	188.8	184.8	0.09%
^Bovill Creative,LLC	Real Estate	Term Loan	Prime plus 2.75%	11/9/2041	281.2	281.1	291.7	0.14%
^Big Apple Entertainment Partners LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/9/2026	175.0	175.0	149.4	0.07%
^Dyer Properties, LLC and Bayview Pharmacy, Inc.	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	11/9/2041	240.3	240.3	234.1	0.11%
^Rich's Food Stores LLC dba Hwy 55 of Wallace	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/9/2026	43.8	43.8	40.5	0.02%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
MIK LLC dba Firehouse Subs	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/9/2026	200.0	163.3	141.6	0.07%
Surgarloaf Concepts LLC dba Fat Biscuit	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/8/2026	168.8	95.9	96.6	0.05%
^Fine Line Interiors, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/4/2041	87.5	87.5	90.8	0.04%
^Pig-Sty BBQ, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/3/2026	71.3	71.3	71.8	0.03%
131 Miles LLC and Ohm Shubh Laxmi, LLC. dba Mr Hero	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/3/2041	127.5	35.8	37.2	0.02%
^Veracruz Shabo, LLC, Waterfalls Quick Lube LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/1/2041	118.8	118.8	119.6	0.06%
Glocecol LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/1/2026	75.0	75.0	75.5	0.04%
Middlesex Auto Sales Corp	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/31/2041	125.0	47.5	49.3	0.02%
^Bloomquist Communications Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2026	60.0	59.6	50.9	0.02%
^Moolchan Enterprises LLC dba Staying Green	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2026	18.2	18.0	16.9	0.01%
^Woodstock Enterprises Corp dba True Scent Candle Company	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	10/31/2041	88.8	88.6	85.2	0.04%
^Patina Investment, Inc and Ram & Sons, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/27/2041	175.0	174.8	181.3	0.09%
Elite Structures Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/27/2029	225.0	225.0	217.4	0.10%
^FibAire Communications, LLC	Telecommunications	Term Loan	Prime plus 2.75%	10/27/2026	107.5	106.8	97.6	0.05%
^Bonita Stone LLC and Castone Creations Inc	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	10/25/2041	264.4	264.0	259.4	0.12%
^Empire Processor Services Inc. and Verrazano Wholesale Dist., Inc.	Nonstore Retailers	Term Loan	Prime plus 2.75%	10/25/2026	131.3	130.5	131.4	0.06%
Blakeslee Arpaia Chapman Inc and Chapman Construction Services LLC	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	10/24/2026	425.0	422.4	416.6	0.20%
Eco Vehicle Systems LLC	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	10/21/2026	955.5	949.8	940.4	0.45%
Worldwide Estate, Inc. dba Washington Heights Manor	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	10/21/2041	225.0	155.8	161.6	0.08%
^Gold Wind Logistics LLC	Truck Transportation	Term Loan	Prime plus 2.75%	10/20/2041	175.0	175.0	181.6	0.09%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Speaker City, Inc. dba Rollin Thunder	Electronics and Appliance Stores	Term Loan	Prime plus 2.75%	10/14/2041	125.0	124.8	125.3	0.06%
^Maine Service Corp	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	10/13/2026	206.3	204.3	190.3	0.09%
^Justin Partlow	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	10/13/2026	19.5	19.4	16.5	0.01%
^Reliable Recovery Services LLC	Support Activities for Transportation	Term Loan	Prime plus 2.75%	10/7/2026	112.5	111.8	101.4	0.05%
^Ailky Corporation	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	10/3/2026	250.0	248.5	217.5	0.10%
^Wyspen Corporation dba Charlestown Ace	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	10/3/2026	36.0	35.8	30.5	0.01%
^JJA Transportation Management Inc.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2026	52.5	51.9	44.3	0.02%
^MegaPhase, LLC	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	9/30/2026	150.0	148.2	141.8	0.07%
^Seaway LLC and Reklaw LLC dba Allure Lounge	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2041	137.5	137.1	142.2	0.07%
^Adelworth Bus Corp.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2041	242.8	242.1	236.6	0.11%
Adelwerth Bus Corporation, Transportation Leasing Corp.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2029	654.0	648.5	619.6	0.30%
^Las Casuelas Del Este Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/29/2041	800.0	799.4	811.3	0.39%
^Thunderdome Racing Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/29/2026	19.1	18.8	18.4	0.01%
Vision Automotive LLC dba Vision Chrysler Jeep Dodge Ram of Defiance	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/29/2029	671.5	665.8	619.7	0.30%
Paragon Fabricators Inc, Paragon Field Services, Inc and Paragon Global	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/28/2026	648.0	640.1	586.2	0.28%
^Paragon Global, LLC and Paragon Fabricators Inc and Paragon Field Service	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/28/2041	405.8	404.6	382.3	0.18%
^Graphics,Type and Color Enterprises Inc dba Clubflyers.com and GTC Med	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	9/28/2041	850.0	847.6	879.0	0.42%
^Beadon Inc	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/28/2026	22.5	22.2	22.0	0.01%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^CD Game Exchange Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/28/2026	22.5	22.2	19.0	0.01%
^CNC Precision Machine, Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/28/2041	1,250.0	1,246.5	1,230.6	0.59%
^Kyle M Walker DDS,PC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/27/2026	217.8	215.1	189.0	0.09%
^Luna Nueva LLC dba Bio Builders	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/27/2026	15.0	14.8	13.0	0.01%
Reynolds Fence & Guardrail Inc.	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/27/2026	629.6	621.9	596.4	0.29%
^Luv 2 Play Nor Call, LLC dba Luv 2 Play	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/27/2026	52.5	51.9	46.3	0.02%
^Sarah S Olelewe MD Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/26/2041	292.4	292.2	289.2	0.14%
^TPFC,LLC dbaThe Picture Frame Company	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/26/2041	58.8	58.6	58.1	0.03%
^Ridge Road Equestrian LLC dba Ricochet Ridge Ranch	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	9/26/2026	9.0	8.9	8.7	—%
^PeopleBest Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/26/2026	15.0	14.8	12.6	0.01%
^Mr. Mulch, Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/23/2041	405.8	404.6	375.8	0.18%
^B4 Fitness LLC dba The Zoo Health Club	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/23/2026	87.5	86.4	76.8	0.04%
^InformationTelevision Network Inc	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	9/22/2041	836.8	835.6	856.4	0.41%
^Kids at Heart,LLC dba Monster Mini Golf	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/22/2026	22.5	22.3	19.3	0.01%
^GRA Financial Services Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/22/2026	12.0	11.9	10.1	—%
^Wrecking Crew Media LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/21/2026	50.0	49.4	42.1	0.02%
^Cuppiecakes LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/21/2041	22.5	22.4	22.1	0.01%
^Benoit's Towing and Recovery LLC	Support Activities for Transportation	Term Loan	Prime plus 2.75%	9/20/2026	12.0	11.9	10.3	—%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Consulting Solutions Inc. and Mark Luciani	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/20/2026	22.5	22.3	20.8	0.01%
^Brittany Burns LLC dba Dreams Come True	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/19/2026	12.9	12.7	12.8	0.01%
^Eyncon LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/16/2041	50.0	49.9	49.8	0.02%
^Tresa S.Parris dba Wagging Tails Grooming	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/16/2026	8.0	7.9	6.8	—%
^The Merrin Group LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/15/2026	175.0	172.9	164.8	0.08%
^Rich's Food Stores LLC dba Hwy 55 of Wallace	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/14/2026	145.5	143.7	133.2	0.06%
^Atlantic Alarm Systems and Services LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/14/2026	15.5	15.3	13.4	0.01%
^Metropet Dog Center, Inc	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/13/2041	109.3	108.9	109.2	0.05%
^Marquis Cattle Company	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	9/13/2026	50.0	49.7	50.1	0.02%
^Bingham Enterprises, Inc and Full Belli Deli and Sausage Company	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/12/2041	82.5	82.3	79.6	0.04%
^Artisan Infrastructure Holdings, LLC	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	9/7/2026	125.0	123.5	105.4	0.05%
^SRA Mechanicial Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/6/2041	43.8	43.6	45.0	0.02%
^Sandia Enterprises Inc dba Massage Envy Spa	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/6/2026	62.5	61.7	52.7	0.03%
^Animal Intrusion Prevention Systems Holding Company, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/30/2026	125.0	123.0	107.7	0.05%
^Suncrest Stone Products LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	8/29/2026	586.8	576.0	514.8	0.25%
^Clark Realty LLC	Real Estate	Term Loan	Prime plus 2.75%	8/29/2041	237.5	236.5	225.0	0.11%
^Raem Corporation dba Dryclean Express	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/29/2041	72.5	72.2	73.9	0.04%
^Suncrest Stone Products LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	8/29/2041	649.6	646.9	596.9	0.29%
^TAGR Inc dba Miami Grill 137and John Nakis	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/26/2026	106.8	104.8	91.7	0.04%
^Warren Dale Warrington dba Custom Paint and Body	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/26/2041	101.3	100.8	101.6	0.05%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Albert Basse Associates Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	8/25/2026	62.5	61.4	61.1	0.03%
^Dean Technology Inc	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	8/25/2041	387.1	385.5	396.3	0.19%
^Rosmel Pools Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/25/2026	22.5	22.1	19.3	0.01%
^Avery Management Inc. dba Whetstone Upholstery	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/25/2026	10.7	10.5	8.9	—%
^TR Companies LLC dba True Value Rental and Liberty Rental 4 U	Rental and Leasing Services	Term Loan	Prime plus 2.75%	8/25/2026	90.0	88.4	75.4	0.04%
^Tabadesa Associates Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/25/2026	22.5	22.1	18.8	0.01%
Sambella Holdings, LLC and Strike Zone Entertainment Center LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/24/2041	500.0	366.5	380.2	0.18%
^Tim's Tire & Automotive Center, LLC	Support Activities for Transportation	Term Loan	Prime plus 2.75%	8/16/2026	816.6	797.7	721.6	0.35%
^Luv 2 Play Temecula, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/15/2026	60.0	58.9	50.3	0.02%
Bear Creek Entertainment LLC dba The Woods at Bear Creek	Accommodation	Term Loan	Prime plus 2.75%	8/12/2041	437.5	279.1	284.3	0.14%
^2 Cool Beans LLC dba Menchies's Frozen Yogurt	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/11/2026	82.5	81.0	69.1	0.03%
^Grayson O Company	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	8/10/2041	625.0	622.4	639.7	0.31%
^Charal Investments LLC dba Orange Theory Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/10/2026	87.5	85.9	73.3	0.04%
^PCNKC Inc dba Plato's Closet	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	8/10/2026	18.8	18.5	16.2	0.01%
^Paul Belanger dba Paul Belanger Landscaping	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/9/2026	15.0	14.7	12.6	0.01%
^R Performance LLC dba Performance Automotive of San Diego	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/29/2026	15.0	14.6	12.8	0.01%
^The Hungry Rhino LLC	Real Estate	Term Loan	Prime plus 2.75%	7/29/2041	76.3	75.8	74.9	0.04%
^Nicolette Reiser dba Comfort & Balance	Personal and Laundry Services	Term Loan	Prime plus 2.75%	7/29/2041	75.0	74.6	75.1	0.04%
^USA General Investment LLC dba Braniff Paint and Body Shop	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/29/2026	22.5	21.9	19.3	0.01%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Little Tree Huggers Child Care LLC	Social Assistance	Term Loan	Prime plus 2.75%	7/29/2041	140.0	139.2	143.9	0.07%
^303 Tower Drive LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/29/2041	400.3	398.0	403.4	0.19%
^KJCKD Inc dba Camelot Print & Copy Centers/Copy A Second	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/28/2041	587.0	583.7	578.9	0.28%
^Big Apple Entertainment Partners LLC dba Ripley's Believe It or Not	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/28/2026	300.0	292.6	249.7	0.12%
^676 Club LP dba The Green Door Tavern/The Drifter	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/28/2041	670.0	665.0	679.9	0.33%
^MacIver Corporation dba Division Camera	Rental and Leasing Services	Term Loan	Prime plus 2.75%	7/28/2026	1,250.0	1,219.3	1,143.1	0.55%
^J And G Group Services LLC and United Vending of Florida Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	7/28/2026	31.5	30.8	27.5	0.01%
^Intrepid Trinity LLC	Nonstore Retailers	Term Loan	Prime plus 2.75%	7/28/2041	62.5	62.1	62.4	0.03%
^Apple Tree NC Inc dba Williams Farm & Garden Center	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	7/28/2041	337.0	335.1	327.8	0.16%
^Kidtastic LLC dba The Little Gym of Audubon	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/27/2026	53.8	52.8	45.0	0.02%
^GF Libations Inc dba Minuteman Press	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	7/27/2041	40.5	39.5	34.9	0.02%
^EPEC Juice LLC dba Jamba Juice	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/27/2026	82.5	81.5	69.5	0.03%
^Pinco Pizza LLC dba Jet's Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/27/2026	72.9	72.0	70.4	0.03%
^Peckett's Inc	Crop Production	Term Loan	Prime plus 2.75%	7/27/2041	225.0	224.7	233.0	0.11%
^JAG Unit 1, LLC dba Arooga's Grille House and Sports Bar	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/27/2026	125.0	121.9	104.1	0.05%
^The Grasso Companies, LLC and Grasso Pavement Maintenance, LLC	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	7/26/2026	91.0	88.9	80.9	0.04%
^Gino Italian American Deli and Meat Market Inc	Food and Beverage Stores	Term Loan	Prime plus 2.75%	7/25/2041	536.8	534.2	525.0	0.25%
^My Sainath Inc dba Motel 6	Accommodation	Term Loan	Prime plus 2.75%	7/22/2041	305.4	303.7	308.6	0.15%
^Robert G Larson State Farm Insurance	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/22/2026	22.5	21.9	18.7	0.01%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^J and D Resources LLC dba Aqua Science	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2026	130.5	127.3	109.7	0.05%
^Robert P Daniels dba Ginger and Friend's Peppermint Village Gift Shop	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	7/18/2026	15.8	15.4	13.1	0.01%
Franklin Firm LLC dba Luv 2 Play	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/15/2041	173.3	172.9	171.6	0.08%
^Billingsworks LLC dba Spoon Shine Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2026	9.7	9.4	9.5	—%
^Be Beautiful LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	7/14/2041	66.5	66.1	67.2	0.03%
^Takeuchi Commercial Cleaning Services, LLC dba We Clean San Diego	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/13/2026	46.3	45.1	38.5	0.02%
^Jacob Rugs LLC dba Rugs Outlet	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	7/13/2026	65.6	64.0	64.5	0.03%
^RM Hawkins LLC dba Pure Water Tech West	Nonstore Retailers	Term Loan	Prime plus 2.75%	7/7/2026	50.0	48.9	46.5	0.02%
^Dino Smiles Children's Cosmetic Dentistry	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/7/2026	14.3	13.9	12.2	0.01%
Nevey's LLC dba Stark Food III	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/30/2041	293.9	246.6	254.5	0.12%
^P L H Pharmaco Inc dba Farmacia San Jose	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	6/30/2026	175.0	169.7	165.5	0.08%
^Soregard Inc	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	6/30/2041	278.8	276.8	260.2	0.12%
^Martin Inventory Management LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/30/2026	105.8	102.5	102.8	0.05%
^Desert Tacos LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2026	98.8	98.3	91.3	0.04%
^VMA Technologies LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/30/2026	22.5	21.8	18.4	0.01%
^Corning Lumber Company Inc and Frank R Close and Son Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/30/2029	195.5	191.3	193.4	0.09%
^Castone Creations Inc	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	6/29/2026	87.5	84.8	74.7	0.04%
^WGI, LLC dba Williams Grant Inn	Accommodation	Term Loan	Prime plus 2.75%	6/29/2041	131.3	130.3	128.8	0.06%
^O.D.S. Inc dba Four Seasons Health & Racquet and Step 'N' Motion, Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/29/2026	140.0	135.7	117.5	0.06%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^KWG Industries, LLC dba Peterson & Marsh Metal Industries	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/29/2041	304.5	302.8	303.9	0.15%
^Ninsa LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2041	112.5	111.7	115.5	0.06%
^E & P Holdings 1 LLC and Evans & Paul LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	6/28/2026	125.0	121.4	105.9	0.05%
^MaidPro Marin dba MaidPro	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/28/2026	17.6	17.0	14.3	0.01%
^Edge Pest Control LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/27/2026	750.0	726.9	612.0	0.29%
^All Printing Solutions, Inc. dba Pryntcomm	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	6/27/2041	545.6	542.4	513.8	0.25%
^Island Time Investments, LLC dba Swantown Inn Bed & Breakfast	Accommodation	Term Loan	Prime plus 2.75%	6/24/2041	101.3	100.5	103.9	0.05%
^Jumbomarkets Inc dba Rines Jumbomarkets	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/24/2026	50.0	48.5	40.8	0.02%
^Yellow Cab Company of Kissimmee Inc	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	6/24/2041	56.8	56.4	53.2	0.03%
^El Basha Inc dba RPM West San Fernando Valley	Real Estate	Term Loan	Prime plus 2.75%	6/24/2026	22.5	20.8	17.5	0.01%
^Long Island Comedy LLC dba Governors and New York Comedy, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/23/2041	187.5	186.2	184.4	0.09%
^Visual Advantage LLC dba Signs Now Perryberg	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/23/2041	91.3	90.6	88.7	0.04%
Shooting Sports Academy LLC and Jetaa LLC dba Shooting Sports Academy	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/23/2041	375.0	375.0	370.9	0.18%
^SNS of Central Alabama, LLC dba Steak N Shake	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/21/2026	57.5	55.7	50.2	0.02%
^Italian Heritage Tile and Stone Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/20/2026	62.5	60.6	51.0	0.02%
^Evergreen Investment & Property Management LLC ,Universal Kidney Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/20/2041	1,250.0	1,243.2	1,261.1	0.60%
^Bagelicious, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/17/2026	54.6	52.9	44.8	0.02%
^T and B Boots Inc dba Takken's Shoes	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	6/17/2026	225.0	218.4	217.4	0.10%
^NKJ Lusby Donuts LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/16/2026	22.5	21.8	18.4	0.01%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Winegirl Wines LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	6/16/2026	11.3	10.9	10.9	0.01%
^Blue Eagle Transport Inc, Greeneagle Transport Inc	Couriers and Messengers	Term Loan	Prime plus 2.75%	6/16/2026	583.0	560.1	471.5	0.23%
^Jai-Alexia Consulting, Inc.	Couriers and Messengers	Term Loan	Prime plus 2.75%	6/15/2026	11.8	11.5	9.6	—%
^Pumpkin Patch Child Care of Southington, LLC and Giuseppe Pugliares	Social Assistance	Term Loan	Prime plus 2%	6/15/2041	515.3	511.2	484.8	0.23%
^Strag Industries LLC dba Meineke Car Care Center 841	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/15/2026	15.0	14.5	13.3	0.01%
^Luv 2 Play AZ LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/10/2026	62.5	60.6	58.5	0.03%
^Refoleen Inc dba Spice and Tea Exchange	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/10/2026	85.0	83.9	70.7	0.03%
^VBGB Uptown, LLC dba VBGB Beer Hall & Garden	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/8/2026	84.0	81.4	68.5	0.03%
^ScimTech Industries Inc dba Archer Aerospace	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	6/6/2026	12.0	11.6	9.8	—%
^Larry H. Patterson and Rainbow Movers, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	6/6/2026	22.5	21.8	18.5	0.01%
^Solvit Inc and Solvit North Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/3/2026	250.0	242.3	214.7	0.10%
^AP5 LLC dba Krauser's Food Store	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/2/2041	242.5	240.8	239.1	0.11%
^ATI Jet Inc	Air Transportation	Term Loan	Prime plus 2.75%	5/31/2026	518.8	499.9	441.7	0.21%
^Farmer Boy Diner Inc dba Farmer Boy Diner & Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/31/2026	50.0	48.1	48.3	0.02%
Angelo Faia dba AVF Construction	Construction of Buildings	Term Loan	Prime plus 2.75%	5/27/2041	100.0	98.7	97.3	0.05%
^Premier Athletic Center of Ohio, Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/27/2026	87.5	84.3	84.6	0.04%
^MNM Printing and Marketing Solutions LLC dba AlphaGraphics of Saint Louis	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/27/2026	18.8	18.1	15.2	0.01%
^Mersada Holdings LLC	Nonstore Retailers	Term Loan	Prime plus 2.75%	5/26/2026	337.5	325.0	326.1	0.16%
^Jack Frost Firewood Inc. and David Dubinsky	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/26/2041	206.3	204.5	200.1	0.10%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Southwest Division Inc	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	5/26/2026	8.3	7.9	7.1	—%
^International Kitchen Supply LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/25/2026	186.8	179.8	160.3	0.08%
^PennyLion LLC dba Creamistry	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/25/2026	81.0	81.0	70.1	0.03%
^Groth Lumber Co. Inc. dba True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/25/2026	22.5	21.7	21.7	0.01%
^Island Life Graphics Inc dba FASTSIGNS #576	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	5/24/2026	22.5	21.7	18.5	0.01%
^Powerspec Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/24/2026	87.5	84.3	71.0	0.03%
^Horseshoe Barbecue, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/23/2029	15.0	14.2	14.4	0.01%
^Pro Auto Repair LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/20/2026	7.5	7.2	6.9	—%
^Elderfriend Inc dba Granny Nannies dba GN Live Scan	Social Assistance	Term Loan	Prime plus 2.75%	5/20/2026	12.8	12.3	10.3	—%
^CM Lab Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/20/2026	172.6	169.5	156.1	0.07%
^National Air Cargo Holdings Inc	Air Transportation	Term Loan	Prime plus 2.75%	5/20/2026	1,250.0	1,205.2	1,174.9	0.56%
^J&A Laundromat Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/18/2026	67.5	65.0	56.3	0.03%
^HBA LLC dba Palmetto Twist-Vista	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2026	22.5	21.7	18.7	0.01%
^Dedicated Incorporated	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/18/2041	46.5	46.1	45.9	0.02%
^Studio Find It Georgia Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/13/2026	22.5	21.7	18.9	0.01%
^FJN Catering Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/13/2041	262.5	260.7	266.9	0.13%
^LED Lighting Enterprises LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/13/2026	22.5	21.7	18.8	0.01%
^J. Harris Trucking, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	5/13/2026	60.0	41.6	37.4	0.02%
^Luv 2 Play OC Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/12/2026	62.5	62.5	52.6	0.03%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Pumpkin Patch Inc and Christine Feliciano and Antonio Feliciano	Social Assistance	Term Loan	Prime plus 2.75%	5/12/2041	132.5	131.4	129.1	0.06%
^The Delon Group LLC dba I Love Juice Bar	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/12/2026	55.0	53.0	44.6	0.02%
^Sabir Inc. dba Bear Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/11/2041	123.8	122.9	124.1	0.06%
^Gator D'Lites LLC dba D'Lites Emporium	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/5/2026	22.5	21.7	18.2	0.01%
^Warner Home Comfort, LLC dba Smith Piping	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/29/2041	82.5	81.7	80.4	0.04%
^Keller, Fishback & Jackson LLP	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/29/2026	131.8	125.1	125.5	0.06%
^Marc S. Rosenberg P.C. dba Mammuth and Rosenberg	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/29/2026	22.5	21.5	18.1	0.01%
^May-Craft Fiberglass Products Inc	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	4/29/2041	247.5	245.0	253.3	0.12%
^Alpha Omega Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	4/29/2041	175.8	174.7	180.6	0.09%
^Scoler LLC dba Gold's Gym	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/29/2026	262.5	251.1	222.2	0.11%
^Loriet LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	4/29/2026	7.5	7.2	6.1	—%
^La Nopalera Mexicano 2, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/29/2026	125.5	123.0	123.5	0.06%
^Euro Car Miami LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	4/29/2026	62.5	59.9	60.1	0.03%
^Hard Exercise Works Winter Park LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/29/2026	40.8	39.0	32.8	0.02%
^Empowerschool LLC and Empower Autism Academy, LLC	Social Assistance	Term Loan	Prime plus 2.75%	4/29/2041	151.9	150.4	155.2	0.07%
^Inner Beauty Salon and Suite LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/28/2041	65.0	64.4	65.8	0.03%
^Atlantic Restaurant Associates LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/28/2041	262.5	259.9	263.0	0.13%
^Costume World Inc	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	4/28/2041	1,250.0	1,239.6	1,281.2	0.61%
^Pecos Inn LLC dba Econo Lodge	Accommodation	Term Loan	Prime plus 2.75%	4/28/2041	677.5	670.8	678.0	0.32%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^North American Manufacturing Company	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	4/28/2026	160.0	153.1	153.6	0.07%
^Shepherd Appraisal Services LLC dba Property Damage Appraisers of Oklahoma	Real Estate	Term Loan	Prime plus 2.75%	4/28/2026	9.0	8.6	7.2	—%
^Knowledge First Inc dba Magic Years of Learning	Social Assistance	Term Loan	Prime plus 2.75%	4/27/2026	80.0	76.5	71.8	0.03%
^Green Country Filter Manufacturing LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	4/27/2026	84.3	80.6	69.8	0.03%
^Accent Comfort Services, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/26/2026	90.0	86.1	72.5	0.03%
^Homecare Casa Rhoda 123 Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2%	4/26/2041	675.0	667.4	642.3	0.31%
^McIntosh Trail Management Services Organization Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/22/2041	425.0	420.8	434.9	0.21%
^Automotive Core Recycling, LLC and 828 Old Colony Road, LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	4/22/2041	250.0	247.5	234.1	0.11%
^AAA Mill Direct, Inc. dba Carpet Mill Outlets	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	4/21/2026	7.9	7.5	7.6	—%
^Jande Graphics LLC dba FastSigns #103201	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/21/2026	56.0	53.6	45.1	0.02%
^Miguel Fernando Borda, P.A. dba BGR Dental	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/15/2026	22.5	21.5	18.7	0.01%
^LE & JS dba Laredo Mercado Y Carniceria	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/13/2026	20.0	19.1	16.1	0.01%
^Sushiya Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/12/2026	87.5	83.8	73.6	0.04%
^Sierra Foothill Cremation & Funeral Service, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/7/2026	53.0	50.8	42.8	0.02%
^Waterfalls Quick Lube LLC and Veracruz Shabo LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/6/2041	271.3	269.3	270.3	0.13%
^KNS Early Learning Academy LLC	Social Assistance	Term Loan	Prime plus 2.75%	4/6/2041	51.0	50.5	49.4	0.02%
^Duke's Cleaners Inc	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/31/2026	47.0	44.7	41.0	0.02%
^Cameo Carter, MD A Professional Corporation	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/31/2026	75.0	71.3	60.0	0.03%
^Farhad Brothers LLC dba Lulu's Pizzeria & Family Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/31/2026	66.8	59.6	50.1	0.02%
^Christian Soderquist dba Soderquist Plumbing and Heating LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/31/2041	56.8	56.1	57.7	0.03%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Vehicle Safety Supply LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/31/2026	22.5	21.4	18.0	0.01%
^Men of Steel Enterprises LLC and Vogelbacher Properties LLC	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/31/2041	393.5	389.0	362.2	0.17%
^Gill Express Inc and Blue Speed LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/31/2041	518.0	512.1	505.3	0.24%
^Dana A. Farley dba Independent Cabinets	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	3/31/2041	67.5	66.7	68.9	0.03%
^NOSO Development, LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	3/30/2026	187.5	178.2	149.9	0.07%
^Wyldewood Cellars, Inc.	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	3/30/2041	986.8	985.8	936.7	0.45%
^Gordon Rogers and Heidi Rogers dba Stone House Motor Inn	Accommodation	Term Loan	Prime plus 2.75%	3/30/2026	22.5	21.6	21.7	0.01%
^Beale Street Blues Company-West Palm Beach, LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	3/30/2026	93.8	89.1	77.1	0.04%
^Tom Sawyer Country Restaurant LLC and AM 3208 LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/30/2041	257.5	254.6	258.5	0.12%
^MTS Car Service LLC	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	3/30/2026	10.5	10.0	8.4	—%
^Atlantis of Daytona LLC and Pierre Mamane and Eva Mamane	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2%	3/29/2041	525.0	513.5	505.1	0.24%
^Barrocas Gym LLC dba Snap Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/29/2026	22.5	21.1	19.1	0.01%
^Vinmar Inc. dba Locanda Portofino	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/29/2026	81.3	77.2	65.0	0.03%
^Lust for Life Footwear, LLC	Leather and Allied Product Manufacturing	Term Loan	Prime plus 2.75%	3/29/2026	375.0	356.4	299.9	0.14%
^Marathon Engineering Corporation	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	3/28/2041	45.0	44.5	44.7	0.02%
^PHCDC1 LLC dba Quarter + Glory and Public House Collective, Corp.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/28/2026	50.0	47.5	42.5	0.02%
^ReNew Interior Surface Cleaning LLC dba Randy's Carpet Care and Upholstery	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/28/2026	12.4	11.8	11.5	0.01%
^RCB Enterprises, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/25/2026	56.3	53.5	45.0	0.02%
^Revolution Physical Therapy LLC dba Apex Network Physical Therapy	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/25/2026	22.5	21.6	18.7	0.01%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Excel RP Inc	Machinery Manufacturing	Term Loan	Prime plus 2.75%	3/25/2026	125.0	118.8	106.7	0.05%
^Lowgap Grocery & Grill LLC	General Merchandise Stores	Term Loan	Prime plus 2.75%	3/24/2041	167.5	165.6	171.1	0.08%
^ActKnowledge, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/24/2026	125.0	118.8	119.1	0.06%
^International Construction Inc	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	3/24/2041	50.0	49.5	48.4	0.02%
^Flooring Liquidators Inc and Premier Flooring Yonkers Inc and Flooring	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/24/2026	50.0	47.5	46.2	0.02%
^Acton Hardware LLC and Mark Allgood & Jamie Allgood	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/24/2041	498.6	492.9	472.6	0.23%
^The Youth Fountain LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/23/2026	47.5	45.2	38.0	0.02%
^Magnation Corporation and Misha Family Trust	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/22/2041	101.3	100.4	103.7	0.05%
^growth.period LLC and Potomac Recruiting LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/21/2026	156.3	148.5	124.9	0.06%
^Precious Care LLC and Precious Care Management LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/21/2026	557.5	529.8	449.0	0.21%
^Media Capital Partners, Inc	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	3/21/2026	22.5	21.4	18.0	0.01%
^Pro Tech Technology LLC	Support Activities for Transportation	Term Loan	Prime plus 2.75%	3/18/2026	7.5	7.1	6.0	—%
^Taylors Zinn Enterprises Inc dba Eons Auto Care Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/18/2041	80.8	79.8	81.5	0.04%
^ERT Group Inc and Curt's Tools Inspection Inc	Support Activities for Mining	Term Loan	Prime plus 2.75%	3/18/2041	1,250.0	1,237.6	1,216.3	0.58%
^Kekoa Enterprises Inc dba Signarama Sandy	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/18/2026	49.5	47.0	39.6	0.02%
^Mariam Diner Inc dba Country Kitchen Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/18/2026	52.5	49.9	42.0	0.02%
^Brian T Rice dba BD Logging	Forestry and Logging	Term Loan	Prime plus 2.75%	3/17/2026	15.8	15.0	13.5	0.01%
^Auto and Property Insurance Solutions	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	3/16/2026	16.4	15.4	12.9	0.01%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Demand Printing Solutions Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/16/2026	21.8	20.7	19.5	0.01%
^LAN Doctors Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/16/2026	55.0	52.3	52.4	0.03%
^Evergreen Pallet LLC and Evergreen Recycle LLC	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	3/16/2026	1,039.3	988.2	882.4	0.42%
^K Soles Corp dba Max Collections	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/16/2026	22.5	21.4	18.0	0.01%
^R & D Enterprises Inc dba My Pool Man	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/15/2026	50.0	47.5	40.0	0.02%
^HEWZ, LLC dba Hard Exercise Works	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/14/2026	22.5	21.4	18.0	0.01%
^Mustafa Inc and Raouf Properties LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/14/2041	75.0	74.1	75.4	0.04%
^Country Paint and Hardware Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/11/2026	87.4	83.0	71.5	0.03%
^Wilban LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/11/2026	105.0	100.2	94.8	0.05%
^ABCs & 123s Infant and Child Care Center LP	Social Assistance	Term Loan	Prime plus 2.75%	3/11/2026	11.3	10.7	9.0	—%
^Accuair Control Systems LLC dba Accuair Suspension	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	3/11/2026	150.0	142.6	122.8	0.06%
^Dupre Capital LLC dba Fastsigns	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	3/11/2026	58.4	55.5	46.7	0.02%
^Magill Truck Line LLC and Jeff J. Ralls	Truck Transportation	Term Loan	Prime plus 2.75%	3/11/2029	210.8	203.6	183.0	0.09%
^Fayette Computer Consulting Company	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/10/2026	22.5	21.4	18.9	0.01%
^State Painting & Decorating Co., Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/10/2026	103.8	98.6	83.0	0.04%
^B.P.T.M. of NV LLC and Agentis Bros., LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/9/2041	525.0	519.0	513.8	0.25%
^Step Up Academy of the Arts LLC	Educational Services	Term Loan	Prime plus 2.75%	3/9/2026	8.0	7.6	6.4	—%
^A & A Auto Care LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/9/2026	12.2	11.5	11.0	0.01%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Faith Summit Supply Inc dba Summit Supply and Summit True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/9/2026	22.5	21.4	19.4	0.01%
^Swerve Salon LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/8/2026	79.0	75.1	63.2	0.03%
^J & W Hardwood Flooring Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/7/2026	7.5	7.1	6.0	—%
^Labmates LLC and POV Holdings LLC	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/4/2041	109.3	108.0	111.6	0.05%
^Hueston and Company CPA LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/4/2026	8.3	7.7	6.7	—%
^Almost Home Daycare LLC	Social Assistance	Term Loan	Prime plus 2.75%	3/3/2026	50.0	47.5	46.3	0.02%
^Miles of Smiles Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/2/2026	93.5	90.5	77.9	0.04%
^Johnson & Dugan Insurance Services Corp	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	2/28/2026	62.5	59.0	49.7	0.02%
^Living Essentials HVAC Corp	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/28/2026	15.0	14.2	12.1	0.01%
^Consulting Solutions, Inc. and Mark Luciani	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/28/2026	11.3	10.6	10.4	—%
^Doxa Deo Inc dba Luv 2 Play	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2026	105.0	103.5	90.3	0.04%
^The River Beas, LLC dba Subway and Punam Singh	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2041	135.9	134.1	136.7	0.07%
^Drug Detection Laboratories, Inc. and Minh Tran	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/28/2026	19.8	18.7	16.0	0.01%
^Powerpits CS1, LLC dba Pita Pit	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2026	18.8	17.7	15.8	0.01%
^Blackstones Hairdressing LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/23/2026	52.0	49.4	42.0	0.02%
^Aaradhya LLC dba Market Square Laundry	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/23/2026	80.0	75.5	63.5	0.03%
^R-No-Landscaping LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/19/2026	8.3	7.8	6.7	—%
^BER Enterprise 332 Inc dba Edible Arrangements	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/19/2026	22.5	21.3	18.1	0.01%
^R & K Contracting Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/18/2026	15.8	15.0	14.5	0.01%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Pacific Coast Medical Group LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/17/2026	245.0	231.3	231.9	0.11%
^B for Blonde, LLC dba Blo Blow Dry Bar	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/12/2026	62.0	59.3	50.0	0.02%
^Gilmore Heights Dental Holdings, LTD and Chas Rob LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/12/2029	310.3	298.6	272.7	0.13%
^Ei3 Corporation	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/12/2026	326.9	308.6	309.5	0.15%
^Jersey Shore Marina & Boat Sales, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/12/2041	625.0	617.7	638.2	0.31%
^Base USA, Inc.	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	2/2/2026	50.0	47.2	47.4	0.02%
^Nowatzke Service Center Inc dba Nowatzke Truck and Trailer	Repair and Maintenance	Term Loan	Prime plus 2.75%	1/29/2026	105.0	98.6	98.9	0.05%
^Zouk Ltd dba Palma	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/29/2026	22.5	21.1	21.2	0.01%
^Tammy Lavertue	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	1/28/2026	11.3	10.5	10.2	—%
^SuzyQue's LLC dba SuzyQue's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/28/2026	22.5	21.2	21.2	0.01%
^Wildflour Bakery & Cafe LLC	Social Assistance	Term Loan	Prime plus 2.75%	1/28/2026	62.5	58.6	57.2	0.03%
^New Image Building Services, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/19/2026	83.1	78.0	69.1	0.03%
^Oak Tree Storage LLC	Other Information Services	Term Loan	Prime plus 2.75%	1/19/2026	78.8	73.8	63.4	0.03%
^Gendron Funeral and Cremation Services, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/11/2041	112.5	109.4	113.0	0.05%
^Dolarian Realty LLC and OV's Restaurant Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/5/2041	67.8	66.9	69.1	0.03%
^Lemonberry Food Stores Inc dba Lemonberry Frozen Yogurt	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/29/2025	112.5	104.8	91.8	0.04%
^MCF Forte LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/29/2025	18.8	17.5	14.9	0.01%
^Panditos LLC dba White Lotus Home	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/28/2025	15.9	14.8	12.5	0.01%
^Bright Dialysis LLC and Ft Pierce Kidney Care LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/28/2025	1,250.0	1,164.4	982.9	0.47%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^V2 Tango LLC dba Palette 22	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/23/2025	250.0	232.9	202.5	0.10%
^Ridge Road Equestrian LLC dba Ricochet Ridge Ranch Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/23/2040	102.5	100.8	100.7	0.05%
^800 on the Trax LLC and Matrix Z LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	12/23/2040	240.0	237.2	235.1	0.11%
^Optima Health Care Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/23/2025	62.5	58.2	58.4	0.03%
^B&B Organics LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	12/22/2040	375.0	368.9	381.0	0.18%
^Joyce Outdoor Advertising Chicago LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/22/2040	300.0	297.0	292.6	0.14%
^The LAX Shop Inc	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	12/22/2025	125.0	91.4	91.6	0.04%
^Premier Athletic Center of Ohio Inc. and Gates Investments and Wade Gates	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/22/2028	882.0	840.0	848.3	0.41%
^Hattingh Incorporated dba Prosthetic Care Facility	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2025	18.0	16.8	14.9	0.01%
^G.W. Fitness Centers, LLC and J.G. Fitness LLC and NP Gym LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/18/2040	1,025.0	1,008.3	1,041.3	0.50%
^Trip Consultants U.S.A. Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/18/2025	175.0	163.0	137.1	0.07%
^Jay Kevin Gremillion dba Dino Smiles Children's Cosmetic Dentistry	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/18/2025	73.0	69.8	60.5	0.03%
^Accent Tag and Label Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	12/18/2040	665.8	652.2	649.1	0.31%
^Abbondanza Market LLC dba Hampton Falls Village Market	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/18/2025	73.8	62.7	54.7	0.03%
^Capital Scrap Metal LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/18/2025	36.0	33.5	28.7	0.01%
^Labmates LLC	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/18/2040	162.5	159.9	165.1	0.08%
^Sourceco Limited Liability Company	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/17/2025	62.5	58.3	51.0	0.02%
^Mustafa Inc dba Adiba Grocery	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/17/2025	103.8	96.7	96.2	0.05%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Learning Skills LLC and Christopher Shrope	Educational Services	Term Loan	Prime plus 2.75%	12/17/2025	10.8	10.1	8.5	—%
^New York Home Health Care Equipment, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/16/2025	875.0	817.8	801.9	0.38%
^Moments to Remember USA LLC dba Retain Loyalty	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/16/2025	75.0	70.0	65.3	0.03%
^Swalm Sreet LLC and New York Home Health Care Equipment LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/16/2040	375.0	370.1	376.1	0.18%
^JAG Unit 1, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2025	250.0	233.3	196.2	0.09%
^D&G Capital LLC dba Miami Grill 277	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2025	83.8	87.2	80.6	0.04%
^Abitino's JFK LLC dba Abitino's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2022	125.0	113.8	100.8	0.05%
^SDA Holdings LLC and Les Cheveux Salon Inc	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/15/2040	428.8	421.1	412.2	0.20%
^Evans & Paul LLC and E&P Holdings I LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2025	125.0	116.4	101.5	0.05%
^Basista Family Limited Partnership and UPE, Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/14/2040	342.5	336.9	333.8	0.16%
^DC Enterprises Ltd. dba Lakeview True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/14/2025	22.5	21.0	19.9	0.01%
^Tri-State Remodeling & Investments, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/11/2025	15.9	14.8	14.3	0.01%
^Alexandra Afentoulides dba Vi's Pizza Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/11/2040	46.3	45.5	47.0	0.02%
^AGR Foodmart Inc dba Nashua Road Mobil	Gasoline Stations	Term Loan	Prime plus 2.75%	12/11/2025	22.5	21.0	19.9	0.01%
^ENI Inc. dba ENI Group, Inc	Other Information Services	Term Loan	Prime plus 2.75%	12/11/2025	36.0	33.5	29.7	0.01%
^Cares, Inc dba Dumpling Grounds Day Care Center	Social Assistance	Term Loan	Prime plus 2.75%	12/10/2025	7.5	7.0	6.9	—%
^Custom Exteriors, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/9/2025	100.0	93.2	81.5	0.04%
^Sushiya, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/8/2025	108.8	101.3	88.9	0.04%
^My Jewels, LLC dba The UPS Store #6712	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/7/2025	56.3	33.2	27.9	0.01%
^Food & Fuel Company LLC dba Lowery Food Mart	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/4/2040	122.5	120.5	124.2	0.06%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Blue Ox Trucking Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	12/4/2025	12.3	11.5	11.5	0.01%
^LC Blvd Holdings LLC and Mt Pleasant Wash & Wax LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/4/2040	502.5	494.3	497.1	0.24%
^American Campgrounds LLC dba Whit's End Campground	Accommodation	Term Loan	Prime plus 2.75%	12/4/2040	293.0	288.2	290.4	0.14%
^Tariq, LLC dba 76 Food Mart	Gasoline Stations	Term Loan	Prime plus 2.75%	12/2/2040	375.0	368.9	371.4	0.18%
^401 JJS, Corp and G. Randazzo's Trattoria Corporation	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/1/2040	52.8	52.1	51.6	0.02%
^Delta Aggregate, LLC	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	11/30/2025	100.0	95.4	95.7	0.05%
^Block and Grinder LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/30/2025	200.0	187.5	186.6	0.09%
^Hurshell Leon Dutton dba High Jump Party Rentals	Rental and Leasing Services	Term Loan	Prime plus 2.75%	11/30/2025	17.6	16.2	16.0	0.01%
^Japp Business Inc dba Pick and Eat and Japp Drink Corp.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/30/2025	125.0	115.6	102.7	0.05%
^Smokeyard Inc dba Smokeyard BBQ and Chop Shop	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/30/2025	125.0	115.6	99.6	0.05%
^Alejandro Rico dba Rico Motors and Golden West Motel and Alrima Co Inc	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/25/2040	146.3	143.9	148.4	0.07%
^State Painting and Decorating Co Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/25/2025	100.0	92.5	77.8	0.04%
^Medeiros Holdings Inc dba Outdoor Lighting Perspectives of the Triad	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	11/25/2025	22.5	20.7	17.4	0.01%
^DWeb Studio, Inc.	Educational Services	Term Loan	Prime plus 2.75%	11/25/2025	11.3	10.4	8.7	—%
^Sambella Holdings, LLC and Strike Zone Entertainment Center LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/23/2040	750.0	747.7	764.6	0.37%
^Play and Learn Child Care and School Inc	Social Assistance	Term Loan	Prime plus 2.75%	11/23/2025	11.1	10.3	10.3	—%
^Ronny Ramirez RX Corp dba Naturxheal Family Pharmacy	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	11/20/2025	89.0	83.4	71.7	0.03%
^Haven Hospitality Group Inc. dba Haven Gastropub	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/20/2025	132.5	122.6	105.2	0.05%
^CNYP 717 Irondequoit LLC and CNYP 2002 Ontario LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/20/2040	244.4	240.0	224.7	0.11%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^S.B.B. Enterprises Inc dba Williamston Hardware	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/19/2040	108.8	106.6	100.1	0.05%
^Key Pix Productions Inc. dba Air Bud Entertainment	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	11/18/2040	839.8	824.8	851.8	0.41%
^Holloway & CO. P.L.L.C.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/16/2025	75.0	69.4	69.5	0.03%
^RDT Enterprises, L.L.C.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/12/2025	22.5	20.8	19.5	0.01%
^E.S.F.P. LLC dba Volusia Van and Storage	Truck Transportation	Term Loan	Prime plus 2.75%	11/11/2025	91.3	84.4	72.8	0.03%
^Green Life Lawnscapes LLC dba Green Life Lawn Care	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/6/2025	127.3	117.7	114.7	0.05%
^Joseph Nich and Tina M. Nich dba Vic's Greenhouses	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/4/2025	62.5	58.2	58.3	0.03%
^Jumbomarkets Inc dba Rines Jumbomarkets	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/4/2025	306.3	283.3	274.8	0.13%
^Bisson Transportation Inc dba I & R Associates and Document Secutiry	Truck Transportation	Term Loan	Prime plus 2.75%	10/30/2025	22.5	20.7	19.4	0.01%
^Top Cat Ready Mix, LLC, Ples Investments LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/28/2025	711.3	653.6	572.5	0.27%
^L.M. Jury Enterprises, Inc dba Midwest Monograms	Textile Product Mills	Term Loan	Prime plus 2.75%	10/28/2025	77.0	70.6	60.8	0.03%
^Windsor Direct Distribution LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	10/26/2025	14.3	13.0	11.0	0.01%
^Financial Network Recovery	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/26/2025	40.0	36.8	30.9	0.01%
^Insurance Fire & Water Restorations, LLC	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	10/23/2025	22.5	20.7	19.6	0.01%
^Jacksonville Beauty Institute Inc.	Educational Services	Term Loan	Prime plus 2.75%	10/23/2025	50.0	45.9	38.6	0.02%
^Werthan Packaging Inc.	Paper Manufacturing	Term Loan	Prime plus 2.75%	10/14/2025	1,162.5	1,104.0	1,030.3	0.49%
^Tannehill Enterprises Inc dba Hobbytown USA Folsom	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	10/14/2025	87.4	80.2	67.5	0.03%
^ADMO Inc dba Mid States Equipment	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	10/8/2025	22.5	20.7	17.9	0.01%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^SCJEN Management Inc dba Bowl of Heaven	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2025	71.3	65.7	55.2	0.03%
^Naeem Khan LTD	Apparel Manufacturing	Term Loan	Prime plus 2.75%	9/30/2025	125.0	114.0	95.8	0.05%
^Accent Homes Services LLC dba Benjamin Franklin Plumbing of Kansas City	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/30/2028	66.5	62.4	60.4	0.03%
^Recycling Consultants, Inc. and Prairie State Salvage and Recycling	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/30/2027	767.5	714.8	643.3	0.31%
^Barub Realty LLC and Barub LLC dba Woodlawn Cabinets	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	9/30/2040	143.0	140.0	143.9	0.07%
^R.H. Hummer Jr., Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	9/30/2025	375.0	354.3	338.4	0.16%
^Bat Bridge Investments Inc dba Kalologie 360 Spa	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/30/2025	85.5	79.5	66.8	0.03%
^Binky's Vapes LLC	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/30/2025	22.5	20.5	17.2	0.01%
^Joyce Outdoor Advertising LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/29/2040	234.8	231.0	235.0	0.11%
^Greensward of Marco Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/28/2040	87.5	85.7	84.4	0.04%
^RIM Investments LLC and RIM Architects LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/28/2040	399.0	390.7	383.0	0.18%
^The Grasso Companies LLC and Grasso Pavement Maintenance LLC	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/28/2025	518.8	469.8	469.2	0.22%
^South Towne Dental Center, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/25/2025	50.0	45.6	45.7	0.02%
^Hemingway Custom Cabinetry LLC	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	9/25/2025	220.0	200.6	172.8	0.08%
^Daniel W. Stark dba Mountain Valley Lodge and RV Park	Accommodation	Term Loan	Prime plus 2.75%	9/25/2040	13.5	13.2	13.6	0.01%
^Sandlot Ventures LLC and Sandbox Ventures LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/25/2040	442.5	433.9	418.9	0.20%
^Yachting Solutions LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/25/2040	962.5	942.4	908.0	0.43%
^Prestigious LifeCare for Seniors LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/25/2025	9.8	9.0	8.2	—%
^St Lawrence Hotel Corp and Oheka Catering Inc dba Quality Inn	Accommodation	Term Loan	Prime plus 2.75%	9/24/2040	625.0	611.9	608.5	0.29%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Hagerstown Muffler, Inc. and JMS Muffler, Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/24/2040	327.5	320.7	331.0	0.16%
^J.R. Wheeler Corporation dba Structurz Exhibits and Graphics	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/24/2025	21.0	19.2	19.2	0.01%
^Rutledge Enterprises Inc dba BLC Property Management	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/23/2040	62.5	60.7	60.4	0.03%
^Finish Strong Inc dba FASTSIGNS St Peters	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	9/23/2025	50.0	45.6	38.3	0.02%
^J3K LLC dba Ronan True Value Hardware	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/23/2025	152.5	139.1	116.9	0.06%
^Stormrider Inc dba Shirley's Stormrider Inc	Truck Transportation	Term Loan	Prime plus 2.75%	9/23/2025	67.5	62.6	52.6	0.03%
^Frozen Treats of Hollywood FL, LLC dba Sub Zero Ice Cream	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/22/2025	15.8	14.4	12.8	0.01%
^Nova Solutions Inc	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	9/22/2040	320.0	313.3	311.9	0.15%
^Pine Belt Wood Products LLC	Forestry and Logging	Term Loan	Prime plus 2.75%	9/22/2040	163.8	160.3	146.9	0.07%
^IIoka Inc dba New Cloud Networks	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/21/2025	665.0	609.3	512.1	0.24%
^Sound Manufacturing Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/21/2025	50.0	45.6	40.6	0.02%
^MiJoy Inc dba Imo's Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/18/2025	8.3	7.5	6.3	—%
^Vanderhoof LLC dba Soxfords	Apparel Manufacturing	Term Loan	Prime plus 2.75%	9/18/2025	15.9	14.5	12.2	0.01%
^Naeem Khan LTD	Apparel Manufacturing	Term Loan	Prime plus 2.75%	9/17/2025	125.0	114.0	95.8	0.05%
^Import Car Connection Inc dba Car Connection	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/16/2040	407.5	399.0	406.5	0.19%
^FirstVitals Health and Wellness Inc	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/15/2025	150.0	136.8	114.9	0.05%
^Johnson Carwash LLC and Johnson Petroleum LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	9/14/2040	340.0	334.8	345.1	0.17%
^Almost Home Daycare LLC	Social Assistance	Term Loan	Prime plus 2.75%	9/11/2025	62.5	57.0	56.3	0.03%
^Veliu LLC dba FASTSIGNS #15901	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	9/10/2025	50.0	46.2	40.0	0.02%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^B and A Friction Materials Inc	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/9/2025	102.5	92.7	77.9	0.04%
^Gardner's Wharf Holdings LLC and Gardner's Wharf Seafood Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	9/8/2040	140.0	137.1	141.5	0.07%
^AIG Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/4/2040	363.8	356.1	338.8	0.16%
^Empower Autism Academy	Social Assistance	Term Loan	Prime plus 2.75%	9/4/2040	685.0	670.7	692.4	0.33%
^Higher Grounds Community Coffeehouse, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/2/2025	8.3	7.5	6.6	—%
^Delray Scrap Recycling LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	8/31/2025	22.5	20.1	16.9	0.01%
^The Camera House Inc	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	8/31/2025	1,250.0	1,131.6	1,036.9	0.50%
^LAN Doctors Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/28/2025	81.3	73.6	66.8	0.03%
^Elite Institute LLC dba Huntington Learning Center	Educational Services	Term Loan	Prime plus 2.75%	8/28/2025	15.0	13.7	11.6	0.01%
^Zephyr Seven Series LLC dba 18/8 Fine Men's Salon	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/28/2025	81.3	76.2	65.7	0.03%
^J and K Fitness L.L.C. dba Physiques Womens Fitness Center	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2041	93.8	92.7	93.5	0.04%
^Trading Group 3 Inc	Nonstore Retailers	Term Loan	Prime plus 2.75%	8/28/2025	50.0	45.3	38.0	0.02%
^B and J Catering Inc dba Culinary Solutions	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/27/2040	547.5	540.3	523.4	0.25%
^God Be Glorified Inc dba GBG Inc	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	8/20/2025	53.0	48.0	40.3	0.02%
^3000 CSI Property LLC and Consulting Solutions Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/20/2040	137.5	134.4	136.7	0.07%
^GDP Gourmet LLC dba Joe and John's Pizza Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/19/2040	145.0	141.7	140.1	0.07%
^Screenmobile Management Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/14/2025	47.0	42.5	36.1	0.02%
^Gold Jet Corp.	Couriers and Messengers	Term Loan	Prime plus 2.75%	8/14/2025	68.3	65.3	59.2	0.03%
^SKJ Inc dba Subway	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/13/2025	84.8	76.8	65.5	0.03%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^LP Industries Inc dba Childforms	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	7/29/2025	125.0	114.5	107.0	0.05%
^Advanced Machine & Technology, Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	7/29/2025	90.3	81.1	74.8	0.04%
^Pauley Tree and Lawn Care Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/28/2025	65.8	59.2	53.0	0.03%
^Beale Street Blues Company-West Palm Beach LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	7/24/2025	66.3	59.5	52.2	0.02%
^Forever & Always of Naples Inc dba Island Animal Hospital	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/24/2025	107.5	96.6	88.0	0.04%
^C& D Medical of Naples, Inc and Forever & Always of Naples, Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/24/2040	135.0	131.8	123.2	0.06%
^Pooh's Corner Realty LLC and Pooh's Corner Inc	Social Assistance	Term Loan	Prime plus 2.75%	7/23/2040	103.8	101.4	103.8	0.05%
^Smart Artists Inc.	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	7/23/2025	22.5	20.2	17.0	0.01%
^Free Ion Advisors LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/21/2025	64.3	57.7	48.5	0.02%
^Murrayville Donuts, Inc dba Dunkin' Donuts	Food and Beverage Stores	Term Loan	Prime plus 2.75%	7/15/2040	344.5	340.4	329.4	0.16%
^Union 2 LLC dba The Standard	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/10/2025	91.5	85.9	79.1	0.04%
^The Smile Place LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/30/2040	283.9	276.6	282.4	0.14%
^BJ's Tavern LLC and BJ's Cabana Bar Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2040	212.5	207.1	210.9	0.10%
^Jonathan E Nichols and Nichols Fire and Security LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/30/2025	75.0	66.9	65.2	0.03%
^Thrifty Market, Inc. dba Thrifty Foods	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/30/2030	262.5	246.5	231.3	0.11%
^All About Smiles P A	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/30/2040	237.7	231.6	236.4	0.11%
^Danny V, LLC dba Hugo's Taproom	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2040	54.0	50.1	49.0	0.02%
^Anglin Cultured Stone Products LLC dba Anglin Construction	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/30/2025	281.8	251.3	232.6	0.11%
^Advanced Skincare Medcenter Inc dba Advanced Skincare Surgery	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/29/2025	337.5	301.0	273.0	0.13%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Summit Beverage Group LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	8/29/2030	291.9	274.4	261.4	0.13%
^Myclean Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/29/2025	15.9	14.2	12.7	0.01%
^E & G Enterprises LLC dba Comfort Keepers	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/26/2025	22.5	20.1	18.0	0.01%
^SofRep, Inc dba Force 12 Media	Other Information Services	Term Loan	Prime plus 2.75%	6/26/2025	66.3	59.1	52.9	0.03%
^Jihan Inc dba ARCO AM/PM and Diana Inc dba Diana's Recycling	Gasoline Stations	Term Loan	Prime plus 2.75%	6/26/2040	380.0	370.3	374.9	0.18%
^TJU-DGT Inc dba The Lorenz Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/26/2029	20.6	19.2	19.5	0.01%
^CEM Autobody LLC dba Dawn's Autobody	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/26/2040	135.5	132.0	132.6	0.06%
^Wolf Enviro Interests, LLC and Enviromax Services Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/25/2040	246.5	240.2	234.0	0.11%
^Ohs Auto Body, Inc. dba Ohs Body Shop	Repair and Maintenance	Term Loan	7.2775%	6/25/2040	1,207.5	1,187.4	1,190.9	0.57%
^Evinger PA One, Inc. dba Postal Annex, Falcon	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/24/2025	22.5	20.1	18.8	0.01%
^Amboy Group, LLC dba Tommy's Moloney's	Food Manufacturing	Term Loan	Prime plus 2.75%	6/24/2025	454.0	406.2	410.1	0.20%
^Richards Plumbing and Heating Co., Inc. dba Richards Mechanical	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/23/2040	551.8	537.6	561.8	0.27%
^RJI Services, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/23/2025	22.5	19.9	17.8	0.01%
^Real Help LLC dba Real Help Decorative Concrete	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/22/2025	53.1	47.4	47.1	0.02%
^PM Cassidy Enterprises, Inc. dba Junk King	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/19/2025	14.9	13.3	11.9	0.01%
^KRN Logistics, LLC,Newsome Trucking, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	6/19/2025	543.5	484.8	458.5	0.22%
^Inverted Healthcare Staffing of Florida LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/18/2025	61.3	54.7	49.0	0.02%
^Square Deal Siding Company,LLC dba Square Deal Siding Company	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/18/2025	22.5	20.4	20.6	0.01%
^Flooring Liquidators Inc and Flooring Liquidators of Mt Kisco LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/17/2025	437.5	390.2	390.4	0.19%
^AM PM Properties, LLC and AM PM Willington, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/17/2040	87.1	84.6	87.5	0.04%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Nelson Sargsyan dba HDA Trucking	Support Activities for Transportation	Term Loan	Prime plus 2.75%	6/16/2025	130.5	117.0	104.7	0.05%
^Mirage Plastering Inc and Mpire LLC and Mpire II LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/12/2040	338.8	135.2	128.3	0.06%
^Bizzare Foods Inc dba Trooper Foods	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/12/2025	125.0	108.7	97.3	0.05%
^Anturio Marketing Inc dba Logic Consulting	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/12/2040	290.3	282.8	295.5	0.14%
^Eldredge Tavern LLC dba Gonyea's Tavern	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/8/2040	56.3	54.8	57.3	0.03%
^Nicor LLC dba Fibrenew Sacramento	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/5/2022	13.8	11.4	10.2	—%
^Chitalian Fratelli LLC dba Francesca Brick Oven Pizza and Pasta	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/5/2025	16.1	14.0	12.5	0.01%
^ViAr Visual Communications, Inc. dba Fastsigns 281701	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/5/2025	62.0	55.3	50.4	0.02%
^Video Vault & Tanning LLC and Mosaic Salon LLC	Rental and Leasing Services	Term Loan	Prime plus 2.75%	6/4/2040	90.5	88.4	92.3	0.04%
^Medworxs LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/3/2025	125.0	111.5	100.4	0.05%
^DTM Parts Supply Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/2/2025	62.8	56.0	50.1	0.02%
^XCESSIVE THROTTLE, INC dba Jake's Roadhouse	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2025	8.3	7.3	6.5	—%
^God is Good LLC dba BurgerFi	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/27/2025	67.3	16.6	16.7	0.01%
^Villela CPA PL	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/27/2025	9.0	8.0	7.3	—%
^Pen Tex Inc dba The UPS Store	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/20/2025	22.0	19.5	17.5	0.01%
^Douglas Posey and Sally Watkinson dba Audrey's Farmhouse	Accommodation	Term Loan	Prime plus 2.75%	5/20/2040	174.1	169.4	173.9	0.08%
^Capstone Pediatrics PLLC and Capstone Healthcare Consulting LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/15/2025	717.3	638.0	581.7	0.28%
^15 McArdle LLC and No Other Impressions Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/15/2040	257.1	250.1	247.5	0.12%
^E-Z Box Storage, Inc.	Real Estate	Term Loan	Prime plus 2.75%	5/11/2025	89.3	73.3	74.0	0.04%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Guard Dogs MFS LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/8/2025	65.0	57.5	51.8	0.02%
^George S Cochran DDS Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/7/2025	130.0	115.5	103.6	0.05%
^South Park Properties LLC and Midlothian Hardware LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/6/2040	170.5	164.8	172.1	0.08%
^Matthew Taylor and Landon Farm LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/4/2040	100.0	98.0	93.7	0.04%
^Cares Inc dba Dumpling Grounds Day Care Center	Social Assistance	Term Loan	Prime plus 2.75%	5/1/2040	81.9	78.8	82.4	0.04%
^RDRhonehouse ENT. LLC dba Chill Skinz	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	4/29/2025	88.9	79.8	71.5	0.03%
^Orchid Enterprises Inc dba Assisting Hands of Sussex County	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/24/2025	15.0	13.2	11.8	0.01%
^Ragazza Restaurant Group, Inc. dba Bambolina	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/21/2025	22.5	19.8	18.3	0.01%
^Diamond Solutions LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	4/21/2025	22.5	19.3	17.3	0.01%
^Giacchino Maritime Consultants Inc	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/17/2025	22.5	19.8	17.7	0.01%
^Sound Coaching Inc	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	4/14/2025	44.4	39.0	34.9	0.02%
^Carolina Beefs, LLC dba Beef O'Brady's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/13/2025	19.5	17.1	15.3	0.01%
^Faramarz Nikourazm dba Car Clinic Center	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/3/2040	73.8	71.5	72.3	0.03%
^Advance Case Parts RE Holdings LLC and Advance Case Parts Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/31/2040	758.3	737.4	723.8	0.35%
^T and B Boots Inc dba Takkens	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	3/31/2025	807.8	705.6	688.1	0.33%
^HAVANA CENTRAL NJ1, LLC dba Havana Central	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/31/2025	250.0	225.0	225.6	0.11%
^Mid-South Lumber Co. of Northwest Florida, Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/31/2040	428.8	415.7	406.4	0.19%
^Copper Beech Financial Group LLC	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	3/30/2025	125.0	109.0	103.4	0.05%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Delta Aggregate LLC	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	3/30/2025	90.0	83.7	84.5	0.04%
^Sunset Marine Resort LLC and GoXpeditions LLC	Accommodation	Term Loan	Prime plus 2.75%	3/27/2040	301.8	292.6	305.6	0.15%
^Shorr Enterprises Inc dba New Design Furniture Manufacturers	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	3/27/2025	106.5	92.9	89.1	0.04%
^South Florida Air Conditioning and Refrigeration Corp.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/27/2040	155.5	150.8	155.8	0.07%
^Shellhorn and Hill Inc dba Total Fleet Service	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/27/2040	1,040.3	1,004.8	982.4	0.47%
^Foresite Realty Partners LLC and Foresite Real Estate Holdings LLC	Real Estate	Term Loan	Prime plus 2.75%	3/27/2025	1,238.3	1,079.5	965.3	0.46%
^Geo Los Angeles LLC dba Geo Film Group	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/26/2025	130.0	113.4	108.2	0.05%
^Joyce Outdoor Advertising NJ LLC and Joyce Outdoor Advertising LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/26/2040	54.0	52.4	54.2	0.03%
^Zero-In Media Inc	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	3/25/2025	22.5	19.6	17.5	0.01%
^Carpet Exchange of North Texas Inc and Clyde E. Cumbie Jr	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	3/25/2040	810.0	785.4	816.3	0.39%
^Loriet LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/24/2025	12.0	10.5	9.4	—%
^Shelton Incorporated dba Mrs. Winners	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/20/2040	112.5	109.1	113.6	0.05%
^Jaymie Hazard dba Indigo Hair Studio and Day Spa	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/20/2040	42.9	41.6	41.9	0.02%
^R & R Security and Investigations Inc dba Pardners Lake Buchanan	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/19/2040	85.4	82.9	86.5	0.04%
^MMS Realty, LLC and Molecular MS Diagnostics LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/18/2040	160.7	155.8	156.1	0.07%
^Royal Crest Motors LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/16/2040	91.3	88.5	89.8	0.04%
^BND Sebastian Limited Liability Company and Sebastian Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/16/2040	172.5	167.3	171.6	0.08%
^Douglas Printy Motorsports, Inc. dba Blackburn Trike	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/9/2040	191.8	185.9	186.2	0.09%
^Luigi's on Main LLC and Luigi's Main Street Pizza Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/4/2025	11.3	9.8	9.9	—%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Calhoun Satellite Communications Inc and Transmission Solutions Group	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	2/27/2025	952.8	825.3	763.2	0.37%
^Road to Sedona Inc dba Thirteen	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/27/2025	56.6	49.0	44.3	0.02%
^Baystate Firearms and Training, LLC	Educational Services	Term Loan	Prime plus 2.75%	2/27/2025	63.4	54.7	49.3	0.02%
^Kingseal LLC dba Desoto Health and Rehab Center	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	2/26/2040	1,250.0	1,210.1	1,263.9	0.60%
^Pace Motor Lines, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	2/26/2025	66.2	57.3	57.8	0.03%
^Nelson Financial Services LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/24/2025	12.5	10.8	9.6	—%
^Kiddie Steps 4 You Inc.	Social Assistance	Term Loan	Prime plus 2.75%	2/19/2040	61.8	59.7	59.6	0.03%
^Triangle Trash LLC dba Bin There Dump That	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	2/18/2025	74.4	64.3	60.6	0.03%
^Silva Realty Holdings, LLC and MF-Silva Enterprises, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/11/2040	171.6	166.3	166.0	0.08%
^740 Barry Street Realty LLC and Wild Edibles Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	2/10/2040	492.5	476.7	498.0	0.24%
^Kostekos Inc dba New York Style Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/6/2040	66.3	64.1	64.8	0.03%
^DuCharme Realty LLC and DuCharme Enterprises LLC	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	2/2/2040	225.1	217.9	215.7	0.10%
^Limameno LLC dba Sal's Italian Ristorante	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/23/2025	83.3	71.4	65.4	0.03%
^Palmabak Inc dba Mami Nora's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/22/2025	21.5	15.9	16.1	0.01%
^Jung Design Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/20/2022	8.4	6.5	5.8	—%
^Grand Blanc Lanes, Inc. and H, H and H, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/31/2039	133.0	128.5	133.0	0.06%
^Bear Creek Entertainment, LLC dba The Woods at Bear Creek	Accommodation	Term Loan	Prime plus 2.75%	12/30/2024	106.3	90.7	91.4	0.04%
^Evans and Paul LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/30/2024	223.8	190.5	188.1	0.09%
^FHJE Ventures LLC and Eisenreich II Inc dba Breakneck Tavern	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/30/2039	245.5	238.2	234.6	0.11%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^First Prevention and Dialysis Center, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/30/2024	273.3	248.4	241.4	0.12%
^Bowlerama Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/24/2039	1,202.5	1,161.9	1,213.0	0.58%
^401 JJS Corporation and G. Randazzo Corporation	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/23/2039	473.5	460.9	473.5	0.23%
^The Lodin Group LLC and Lodin Health Imaging Inc dba Highlands Breast	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/23/2039	530.3	511.6	500.9	0.24%
^Thermoplastic Services Inc and Paragon Plastic Sheet, Inc	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	12/23/2039	500.0	482.4	503.6	0.24%
^Carolina Flicks Inc dba The Howell Theater	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	12/23/2032	163.3	153.0	151.0	0.07%
^Atlantis of Daytona LLC and Ocean Club Sportswear Inc	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	12/23/2039	240.0	214.8	224.3	0.11%
^Beale Street Blues Company-West Palm Beach, LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/22/2024	187.5	159.6	148.4	0.07%
^MM and M Management Inc dba Pizza Artista	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/19/2025	46.3	40.4	36.7	0.02%
^The Jewelers Inc. dba The Jewelers of Las Vegas	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	12/19/2024	1,250.0	1,063.3	959.5	0.46%
^B.S. Ventures LLC dba Dink's Market	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/19/2039	53.8	51.9	54.1	0.03%
^B & W Towing, LLC and Boychucks Fuel LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/17/2039	164.5	160.0	159.4	0.08%
^All American Games, LLC and Sportslink - The Game, LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/10/2024	400.0	340.4	318.1	0.15%
^Kemmer LLC and Apples Tree Top Liquors LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/4/2039	138.4	133.5	131.8	0.06%
^Trading Group 3, Inc.	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	11/26/2024	22.5	19.0	17.0	0.01%
^The Red Pill Management, Inc. dba UFC Gym Matthews	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	11/26/2024	54.3	46.6	43.2	0.02%
^Teamnewman Enterprises LLC dba Newmans at 988 and John H. Newman	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/25/2039	148.8	143.3	143.9	0.07%
^DeRidder Chiropractic LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/25/2024	13.2	11.1	11.2	0.01%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Modern Manhattan LLC	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	11/25/2024	220.0	185.8	167.8	0.08%
^Stormrider Inc dba Shirley's Stormrider, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	11/25/2024	150.0	129.1	115.3	0.06%
^Meridian Hotels, LLC dba Best Western Jonesboro	Accommodation	Term Loan	Prime plus 2.75%	11/25/2039	228.0	220.6	230.3	0.11%
^Legacy Estate Planning Inc dba American Casket Enterprises	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/21/2024	42.0	35.5	31.7	0.02%
^J&D Resources, LLC dba Aqua Science	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/21/2024	767.9	641.4	582.5	0.28%
^DC Real LLC and DC Enterprises LTD dba Lakeview True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/20/2039	119.4	115.5	118.5	0.06%
^MLM Enterprises LLC and Demand Printing Solutions Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/18/2024	70.5	59.5	57.5	0.03%
^JEJE Realty LLC and La Familia Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/10/2039	205.8	197.1	198.2	0.09%
^Joey O's LLC and Jennifer Olszewski	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/7/2024	13.1	0.9	0.8	—%
^Heartland American Properties LLC and Skaggs RV Outlet LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/31/2039	479.0	460.6	471.0	0.23%
^Golden Transaction Corporation dba Bleh Sunoco	Gasoline Stations	Term Loan	Prime plus 2.75%	10/30/2039	156.7	150.7	155.4	0.07%
^Seelan Inc dba Candleridge Market	Gasoline Stations	Term Loan	Prime plus 2.75%	10/27/2039	90.5	87.0	87.3	0.04%
^185 Summerfield Inc and Valcon Contracting Corp	Construction of Buildings	Term Loan	Prime plus 2.75%	10/24/2039	162.3	156.0	160.5	0.08%
^Navdeep B Martins and Busy Bubbles LLC dba Wishy Washy	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/24/2039	89.0	85.7	84.6	0.04%
^3 F Management LLC and ATC Port Charlotte LLC dba Around The Clock Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/17/2024	131.3	109.9	102.5	0.05%
^One Hour Jewelry Repair Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/14/2024	20.6	17.2	15.4	0.01%
^DNT Storage and Properties LLC	Real Estate	Term Loan	Prime plus 2.75%	10/10/2039	101.8	97.8	101.0	0.05%
^Capitol Waste and Recycling Services LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	10/10/2024	257.8	215.8	202.7	0.10%
^Sound Manufacturing Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/10/2024	187.5	157.1	145.6	0.07%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Return to Excellence, Inc. dba The Waynesville Inn Golf & Spa	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/10/2039	1,250.0	1,216.5	1,270.0	0.61%
^Boilermaker Industries LLC dba PostNet	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/9/2024	18.8	5.7	5.8	—%
^Smith Spinal Care Center P.C. and James C. Smith	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/8/2039	60.0	57.7	58.8	0.03%
^Doctors Express Management of Central Texas LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/8/2024	105.0	77.8	76.5	0.04%
^Michael Rey Jr. and Lynn J. Williams and GIG Petcare dba Hickory	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/3/2039	126.9	120.2	123.6	0.06%
^Sumad LLC dba BrightStar Care of Encinitas	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/2/2024	92.5	44.5	44.9	0.02%
^Roccos LLC and Sullo Pantalone Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2039	255.8	245.5	244.8	0.12%
^Keller Holdings LLC and David H Keller III and Carie C Keller	Scenic and Sightseeing Transportation	Term Loan	Prime plus 2.75%	9/30/2039	100.0	96.0	99.7	0.05%
^Orange County Insurance Brokerage Inc dba Beaty Insurance Agency	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	9/29/2039	325.1	313.1	326.7	0.16%
^The Woods at Bear Creek LLC and Bear Creek Entertainment LLC	Accommodation	Term Loan	Prime plus 2.75%	9/29/2039	513.3	495.1	516.6	0.25%
^Keys Phase One LLC dba The Grand Guesthouse	Accommodation	Term Loan	Prime plus 2.75%	9/26/2039	736.3	706.7	725.2	0.35%
^Gordon E Rogers dba Stonehouse Motor Inn	Accommodation	Term Loan	Prime plus 2.75%	9/26/2039	57.5	55.2	57.6	0.03%
^Auto Shine Carwash Inc and AKM R. Hossain and Jessica F. Masud	Gasoline Stations	Term Loan	Prime plus 2.75%	9/26/2024	22.5	18.7	17.2	0.01%
^Colts V LLC and Nowatzke Service Center, Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/26/2039	601.8	578.6	591.7	0.28%
^North Columbia LLC and Loop Liquor and Convenience Store LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/24/2039	159.3	152.9	156.6	0.07%
^6 Price Avenue, LLC and Pauley Tree & Lawn Care, Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/24/2039	452.5	435.8	422.4	0.20%
^R A Johnson Inc dba Rick Johnson Auto and Tire	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/23/2039	301.3	289.2	301.8	0.14%
^Andrene's LLC dba Andrene's Caribbean Soul Food Carry Out	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/23/2024	37.8	29.5	26.4	0.01%
^Play and Stay LLC dba Zoom Room Tinton Falls	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/18/2024	42.1	35.4	31.6	0.02%
^Ryan Crick and Pamela J. Crick and Crick Enterprises Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2039	145.5	139.7	145.7	0.07%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Modern Leather Goods Repair Shop Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2024	58.8	48.3	43.2	0.02%
^Tavern Properties LLC and Wildwood Tavern LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/15/2039	425.0	410.7	419.6	0.20%
^RDT Enterprises LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/15/2027	162.8	143.6	143.5	0.07%
^Animal Intrusion Prevention Systems Holding Company, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/15/2024	272.5	226.3	211.6	0.10%
^KW Zion, LLC and Key West Gallery Inc	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/12/2039	1,250.0	1,199.9	1,230.5	0.59%
^Indy East Smiles Youth Dentistry LLC dba Prime Smile East	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/11/2024	630.2	523.3	469.6	0.22%
^B&P Diners LLC dba Engine House Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/10/2024	80.0	66.4	59.3	0.03%
^Feel The World Inc dba Xero Shoes and Invisible Shoes	Leather and Allied Product Manufacturing	Term Loan	Prime plus 2.75%	9/5/2024	51.9	43.1	39.3	0.02%
^Delta Aggregate LLC	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	8/28/2039	911.3	862.4	900.0	0.43%
^Lamjam LLC, Goldsmith Lambros Inc	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	8/27/2024	133.8	110.4	111.2	0.05%
^Orange County Cleaning Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/27/2024	41.3	34.0	30.3	0.01%
^Qycell Corporation	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	8/26/2024	121.0	99.7	94.5	0.05%
^Atlas Auto Body Inc dba Atlas Auto Sales	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/22/2039	51.6	49.4	49.6	0.02%
^Katie Senior Care LLC dba Home Instead Senior Care	Social Assistance	Term Loan	Prime plus 2.75%	8/15/2024	124.3	102.3	91.3	0.04%
^S&P Holdings of Daytona LLC S&P Corporation of Daytona Beach	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	8/15/2039	433.5	404.3	421.9	0.20%
^Alpha Preparatory Academy LLC	Social Assistance	Term Loan	Prime plus 2.75%	8/15/2039	145.2	139.7	145.8	0.07%
^Almost Home Property LLC and Almost Home Daycare LLC	Social Assistance	Term Loan	Prime plus 2.75%	8/7/2039	715.8	686.9	710.4	0.34%
^AGV Enterprises LLC dba Jet's Pizza #42	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2024	54.8	44.8	40.8	0.02%
^iFood, Inc. dba Steak N Shake	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2024	379.1	321.6	304.2	0.15%
^575 Columbus Avenue Holding Company, LLC and LA-ZE LLC dba EST EST EST	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/30/2039	22.5	21.2	22.1	0.01%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^L&S Insurance & Financial Services Inc	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/25/2024	22.5	18.4	16.6	0.01%
^Honeyspot Investors LLP and Pace Motor Lines Inc	Truck Transportation	Term Loan	Prime plus 2.75%	7/24/2039	150.0	143.6	149.5	0.07%
^Miss Cranston Diner II, LLC and Miss Cranston II Realty LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/17/2039	100.0	96.6	98.4	0.05%
^AMG Holding, LLC and Stetson Automotive, Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/30/2039	208.0	198.7	211.2	0.10%
^Highway Striping Inc	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	6/30/2024	53.1	43.0	42.7	0.02%
^Lisle Lincoln II Limited Partnership dba Lisle Lanes LP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/30/2024	100.0	81.0	82.6	0.04%
^Honeyspot Investors LLP and Pace Motor Lines Inc	Truck Transportation	Term Loan	Prime plus 2.75%	6/30/2039	875.3	837.8	890.1	0.43%
^iFood, Inc. dba Steak N Shake	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2039	629.8	602.1	626.0	0.30%
^FHJE Ventures LLC and Eisenreich II Inc. dba Breakneck Tavern	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/27/2039	321.8	307.3	324.1	0.16%
^Zinger Hardware and General Merchant Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/26/2024	110.5	89.4	89.9	0.04%
^JPM Investments LLC and Carolina Family Foot Care P.A.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/26/2039	136.1	132.6	140.2	0.07%
^Nikobella Properties LLC and JPO Inc dba Village Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/25/2039	476.3	456.1	481.5	0.23%
^Big Sky Plaza LLC and Strickland, Incorporated	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/20/2039	233.4	222.9	235.1	0.11%
^510 ROK Realty LLC dba ROK Health and Fitness and Robert N. D'urso	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/19/2024	332.0	269.1	274.3	0.13%
^Nirvi Enterprises LLC dba Howard Johnson / Knights Inn	Accommodation	Term Loan	Prime plus 2.75%	6/17/2039	920.3	878.8	934.4	0.45%
^Hotels of North Georgia LLC dba Comfort Inn and Suites	Accommodation	Term Loan	Prime plus 2.75%	6/17/2039	837.5	799.8	850.4	0.41%
^Global Educational Delivery Services LLC	Educational Services	Term Loan	Prime plus 2.75%	6/16/2024	60.0	49.2	50.2	0.02%
^Rainbow Dry Cleaners	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/13/2024	122.5	99.1	98.7	0.05%
^NVR Corporation dba Discount Food Mart	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/11/2039	68.3	63.5	67.5	0.03%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Sico & Walsh Insurance Agency Inc and The AMS Trust	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	6/6/2039	250.0	89.2	94.9	0.05%
^Sujata Inc dba Stop N Save Food Mart and Dhruvesh Patel	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/3/2024	22.5	18.2	18.1	0.01%
^Long Island Barber + Beauty LLC	Educational Services	Term Loan	Prime plus 2.75%	6/2/2039	55.5	53.0	55.7	0.03%
^CJR LLC and PowerWash Plus, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/30/2024	53.0	42.5	43.0	0.02%
^Pocono Coated Products, LLC	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/30/2024	22.5	18.0	18.3	0.01%
^EGM Food Services Inc dba Gold Star Chili	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2024	19.2	15.4	15.3	0.01%
^R. A. Johnson, Inc. dba Rick Johnson Auto & Tire	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	5/29/2039	943.8	899.8	956.7	0.46%
^Wilton Dental Care P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/29/2024	128.1	105.0	103.4	0.05%
^Jonesboro Health Food Center LLC	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	5/27/2024	60.0	48.1	47.3	0.02%
^USI Properties LLC dba U Store It	Real Estate	Term Loan	Prime plus 2.75%	5/23/2039	144.6	137.9	146.4	0.07%
^Bay State Funeral Services, LLC and Riley Funeral Home Inc	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/21/2039	134.9	129.0	137.1	0.07%
^Hae M. and Jin S. Park dba Buford Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/15/2039	166.5	158.0	165.6	0.08%
^Moochie's LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/13/2024	100.5	81.6	80.6	0.04%
^The River Beas LLC and Punam Singh	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/8/2039	90.3	86.0	90.7	0.04%
^AS Boyals LLC dba Towne Liquors	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/29/2039	117.5	111.8	118.9	0.06%
^ENI Inc, Event Networks Inc, ENI Worldwide LLC and Spot Shop Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/25/2024	500.0	397.5	390.5	0.19%
^Gerami Realty, LC Sherrill Universal City Corral, LP	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/23/2027	78.8	67.5	69.6	0.03%
^Complete Body & Paint, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/23/2039	20.8	19.9	21.1	0.01%
^Island Wide Realty LLC and Long Island Partners, Inc.	Real Estate	Term Loan	Prime plus 2.75%	4/22/2039	103.8	98.8	105.1	0.05%
^Wilshire Media Systems Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/17/2024	186.3	148.3	146.7	0.07%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^1899 Tavern & Tap LLC and Ale House Tavern & Tap LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/9/2039	137.5	129.9	137.4	0.07%
^Hodges Properties LLC and Echelon Enterprises Inc dba Treads Bicycle	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	3/31/2039	449.0	426.5	450.8	0.22%
^Dantanna's Tavern LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2024	164.3	131.5	130.9	0.06%
^Little People's Village II LLC and Iliopoulos Realty LLC	Social Assistance	Term Loan	Prime plus 2.75%	3/31/2039	92.1	88.1	91.9	0.04%
^RDT Enterprises, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/31/2028	141.2	123.9	128.3	0.06%
^Little People's Village II LLC and Iliopoulos Realty LLC	Social Assistance	Term Loan	Prime plus 2.75%	3/31/2039	101.5	97.1	101.4	0.05%
^Eagle Aggregate Transportation, LLC and Eagle Pneumatic Transport LLC	Truck Transportation	Term Loan	Prime plus 2.75%	3/31/2024	1,250.0	590.9	602.4	0.29%
^Kemmer, LLC and Pitts Package Store, Inc.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/31/2039	117.5	111.8	115.7	0.06%
^Wilban LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/28/2039	427.5	407.2	429.7	0.21%
^Lake Area Autosound LLC and Ryan H. Whittington	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	7/28/2039	125.0	120.5	126.7	0.06%
^Hascher Gabelstapler Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/26/2024	143.3	114.5	115.4	0.06%
^Knowledge First Inc dba Magic Years of Learning and Kimberly Knox	Social Assistance	Term Loan	Prime plus 2.75%	3/21/2039	145.0	138.0	144.6	0.07%
^Cormac Enterprises and Wyoming Valley Beverage Incorporated	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/20/2039	110.8	105.4	112.0	0.05%
^636 South Center Holdings, LLC and New Mansfield Brass and Aluminum Co.	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	3/20/2039	497.5	477.3	507.2	0.24%
^Kinisi, Inc. dba The River North UPS Store	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/18/2024	41.3	26.2	26.4	0.01%
^SE Properties 39 Old Route 146, LLC, SmartEarly Clifton Park LLC	Social Assistance	Term Loan	Prime plus 2.75%	3/14/2039	408.0	388.7	413.0	0.20%
^Tortilla King Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	3/14/2039	216.9	206.9	216.0	0.10%
^Tortilla King, Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	3/14/2029	1,033.1	926.1	943.6	0.45%
^Bowl Mor, LLC dba Bowl Mor Lanes / Spare Lounge, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/13/2039	223.5	212.3	225.6	0.11%
^Avayaan2 LLC dba Island Cove	Gasoline Stations	Term Loan	Prime plus 2.75%	3/7/2039	157.5	149.6	157.8	0.08%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Onofrio's Fresh Cut Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/6/2024	75.0	59.1	59.9	0.03%
^R & R Boyal LLC dba Cap N Cat Clam Bar and Little Ease Tavern	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/28/2039	417.5	396.0	416.4	0.20%
^Summit Beverage Group LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	2/28/2024	350.6	273.7	275.2	0.13%
^952 Boston Post Road Realty, LLC and HNA LLC dba Styles International	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2039	211.0	200.1	209.9	0.10%
^Choe Trade Group Inc dba Rapid Printers of Monterey	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	2/28/2024	159.3	124.4	126.8	0.06%
^Faith Memorial Chapel LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2039	214.2	203.6	213.3	0.10%
^96 Mill Street LLC, Central Pizza LLC and Jason Bikakis George Bikaki	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/12/2039	141.3	134.5	142.9	0.07%
^JWB Industries, Inc. dba Carteret Die Casting	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	2/11/2024	280.0	218.6	216.4	0.10%
^Awesome Pets II Inc dba Mellisa's Pet Depot	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	2/7/2024	83.2	65.7	65.2	0.03%
^986 Dixwell Avenue Holding Company, LLC and Mughali Foods, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/7/2039	99.1	94.4	99.5	0.05%
^Sovereign Communications LLC	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	2/7/2024	907.8	712.6	702.2	0.34%
^Sarah Sibadan dba Sibadan Agency	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	1/27/2039	129.4	122.5	129.7	0.06%
^3Fmanagement LLC and ATC Fitness Cape Coral, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	1/24/2024	425.0	328.7	326.6	0.16%
^JDR Industries Inc dba CST-The Composites Store, JetCat USA	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	1/21/2024	140.3	108.5	108.2	0.05%
^Icore Enterprises Inc dba Air Flow Filters Inc	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	1/15/2024	21.8	16.8	17.1	0.01%
^Carl R. Bieber, Inc. dba Bieber Tourways/Bieber Transportation/Bieber	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2027	712.5	616.3	635.8	0.30%
^Nutmeg North Associates LLC Steeltech Building Products Inc	Construction of Buildings	Term Loan	Prime plus 2.75%	12/31/2038	897.8	868.1	909.1	0.43%
^CLU Amboy, LLC and Amboy Group, LLC dba Tommy Moloney's	Food Manufacturing	Term Loan	Prime plus 2.75%	12/27/2023	656.3	511.4	521.0	0.25%
^Shane M. Howell and Buck Hardware and Garden Center, LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/27/2038	322.5	304.7	318.7	0.15%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^KK International Trading Corporation	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/23/2028	190.0	165.0	169.4	0.08%
^Kurtis Sniezek dba Wolfe's Foreign Auto	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/20/2038	88.9	84.0	89.2	0.04%
^Mosley Auto Group LLC dba America's Automotive	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/20/2038	221.5	209.3	221.5	0.11%
^Lefont Theaters Inc.	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/19/2023	14.4	11.0	11.0	0.01%
^PLES Investements, LLC and John Redder, Pappy Sand & Gravel, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/19/2038	555.3	524.6	550.6	0.26%
^TAK Properties LLC and Kinderland Inc	Social Assistance	Term Loan	Prime plus 2.75%	12/18/2038	405.0	383.2	402.7	0.19%
^Any Garment Cleaner-East Brunswick, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/18/2023	53.8	41.4	41.9	0.02%
^TOL LLC dba Wild Birds Unlimited	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	12/13/2023	18.0	14.3	14.2	0.01%
^8 Minute Oil Change of Springfield Corporation and John Nino	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/12/2038	196.8	182.0	192.9	0.09%
^920 CHR Realty LLC V. Garofalo Carting Inc	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	12/10/2038	418.1	395.0	419.6	0.20%
^DKB Transport Corp	Truck Transportation	Term Loan	Prime plus 2.75%	12/5/2038	138.8	131.1	139.2	0.07%
^Firm Foundations Inc David S Gaitan Jr and Christopher K Daigle	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/3/2038	104.3	98.5	102.3	0.05%
^Spectrum Development LLC and Solvit Inc & Solvit North, Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/2/2023	387.3	296.6	296.7	0.14%
^BVIP Limousine Service LTD	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	11/27/2038	76.5	72.1	76.2	0.04%
^Eco-Green Reprocessing LLC and Denali Medical Concepts, LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	11/27/2023	67.2	51.0	50.4	0.02%
^Wallace Holdings LLC,GFA International Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.5%	11/25/2023	125.0	94.5	92.5	0.04%
^AcuCall LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/21/2023	15.8	11.9	11.6	0.01%
^Seven Peaks Mining Inc and Cornerstone Industrial Minerals Corporation	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	11/18/2038	1,250.0	1,175.6	1,218.3	0.58%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Kids in Motion of Springfield LLC dba The Little Gym of Springfield IL	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/18/2023	45.0	34.8	34.3	0.02%
^Yousef Khatib dba Y&M Enterprises	Wholesale Electronic Markets and Agents and Brokers	Term Loan	Prime plus 2.75%	11/15/2023	75.0	56.9	56.2	0.03%
^Howell Gun Works LLC	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	11/14/2023	8.3	6.4	6.2	—%
^Polpo Realty, LLC, Polpo Restaurant, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/6/2038	62.5	58.9	62.5	0.03%
^Twinsburg Hospitality Group LLC dba Comfort Suites	Accommodation	Term Loan	Prime plus 2.75%	10/31/2038	945.0	893.7	937.8	0.45%
^Mid-Land Sheet Metal Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/31/2038	137.5	129.6	136.9	0.07%
^Master CNC Inc & Master Properties LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2038	596.6	561.6	585.4	0.28%
^Janice B. McShan and The Metropolitan Day School, LLC	Social Assistance	Term Loan	Prime plus 2.75%	10/31/2023	42.8	33.1	33.7	0.02%
^1 North Restaurant Corp dba 1 North Steakhouse	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/31/2038	212.5	200.0	211.6	0.10%
^Meridian Hotels LLC dba Best Western Jonesboro	Accommodation	Term Loan	Prime plus 2.75%	10/29/2038	664.5	625.3	664.1	0.32%
^New Image Building Services Inc. dba New Image Repair Services	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/29/2023	331.3	248.9	247.0	0.12%
^Greenbrier Technical Services, Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/24/2023	240.1	164.4	167.5	0.08%
^Clairvoyant Realty Corp. and Napoli Marble & Granite Design, Ltd	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/24/2038	246.3	231.8	242.6	0.12%
^Kelly Auto Care LLC dba Shoreline Quick Lube and Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/18/2023	87.5	65.7	65.3	0.03%
^Cencon Properties LLC and Central Connecticut Warehousing Company	Warehousing and Storage	Term Loan	Prime plus 2.75%	9/30/2038	344.5	324.0	343.7	0.16%
^Onofrios Enterprises LLC Onofrios Fresh Cut, Inc	Food Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	312.5	294.6	310.8	0.15%
^Discount Wheel and Tire	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/30/2038	223.8	210.1	220.5	0.11%
^First Steps Real Estate Company, LLC and First Steps Preschool	Social Assistance	Term Loan	Prime plus 2.75%	9/30/2038	97.6	91.7	95.7	0.05%
^Lenoir Business Partners LLC LP Industries, Inc dba Childforms	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	322.7	308.0	324.4	0.16%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Top Properties LLC and LP Industries, Inc dba Childforms	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	120.0	114.3	121.4	0.06%
^Mitchellville Family Dentistry, Dr. Octavia Simkins-Wiseman DDS PC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/27/2038	335.1	314.6	331.2	0.16%
^Gabrielle Realty, LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	9/27/2038	757.6	711.3	746.0	0.36%
^Anthony C Dinoto and Susan S P Dinoto and Anthony C Dinoto Funeral Homes	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/26/2038	100.0	94.0	99.8	0.05%
^Eastside Soccer Dome, Inc .	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2038	463.8	435.4	462.1	0.22%
^Southeast Chicago Soccer, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2038	51.3	48.1	51.1	0.02%
^HJ & Edward Enterprises, LLC dba Sky Zone	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2023	262.5	201.7	203.3	0.10%
^Kiddie Steps 4 You Inc.	Social Assistance	Term Loan	Prime plus 2.75%	9/25/2038	89.3	85.6	89.5	0.04%
^Diamond Memorials Incorporated	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/25/2023	14.3	9.7	9.5	—%
^Serious-Fun in Alpharetta, LLC dba The Little Gym of Alpharetta	Educational Services	Term Loan	Prime plus 2.75%	9/20/2023	46.3	34.6	34.2	0.02%
^Faith Memorial Chapel LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/20/2038	268.4	252.8	266.1	0.13%
^Westville Seafood LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/19/2038	112.3	105.4	110.7	0.05%
^Maynard Enterprises Inc dba Fastsigns of Texarkana	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/18/2023	16.1	12.1	12.0	0.01%
^Grafio Inc dba Omega Learning Center-Acworth	Educational Services	Term Loan	Prime plus 2.75%	9/13/2023	156.3	123.3	122.2	0.06%
^Sound Manufacturing Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/12/2028	54.8	46.9	47.7	0.02%
^The Berlerro Group, LLC dba Sky Zone	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/12/2023	421.3	323.5	320.0	0.15%
^Prospect Kids Academy Inc	Educational Services	Term Loan	Prime plus 2.75%	9/11/2038	124.3	116.4	122.8	0.06%
^Alma J. and William R. Walton and Almas Child Day Care Center	Social Assistance	Term Loan	Prime plus 2.75%	9/11/2038	39.5	37.1	39.4	0.02%
^B for Brunette dba Blo	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/10/2023	53.4	40.3	39.5	0.02%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Schmaltz Holdings, LLC and Schmaltz Operations, LLC dba Companio	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/4/2038	224.2	208.8	219.1	0.10%
^Excel RP Inc	Machinery Manufacturing	Term Loan	Prime plus 2.75%	8/30/2023	130.3	96.0	97.5	0.05%
^IlOKA Inc dba Microtech Tel and NewCloud Networks	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/30/2023	687.5	506.6	504.2	0.24%
^ACI Northwest Inc.	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	8/30/2023	906.3	452.8	459.3	0.22%
^Spectrum Radio Fairmont, LLC	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	8/30/2023	187.5	164.3	167.0	0.08%
^Gulfport Academy Child Care and Learning Center, Inc.	Social Assistance	Term Loan	Prime plus 2.75%	8/30/2023	43.3	31.9	32.3	0.02%
^Ramard Inc and Advanced Health Sciences Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/28/2023	187.5	138.2	135.3	0.06%
^RM Hawkins LLC dba Pure Water Tech West and Robert M Hawkins	Nonstore Retailers	Term Loan	Prime plus 2.75%	8/26/2023	85.8	59.8	60.9	0.03%
^JSIL LLC dba Blackstones Hairdressing	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/16/2023	19.5	14.2	14.1	0.01%
^Island Nautical Enterprises, Inc. and Ingwall Holdings, LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	8/14/2038	445.0	326.6	341.3	0.16%
^Caribbean Concepts, Inc. dba Quick Bleach	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/12/2023	22.5	16.7	16.4	0.01%
^209 North 3rd Street, LLC, Yuster Insurance Group Inc	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/29/2038	83.9	78.5	82.7	0.04%
^Majestic Contracting Services, Inc. dba Majestic Electric and Majestic	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/26/2038	190.0	177.7	186.2	0.09%
^Daniel W and Erin H Gordon and Silver Lining Stables CT, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/24/2023	11.3	8.2	8.4	—%
^Angkor Restaurant Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/19/2038	93.0	87.1	92.1	0.04%
^Harbor Ventilation Inc and Estes Investment, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2038	92.1	22.4	23.7	0.01%
^Tri County Heating and Cooling Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2023	87.8	64.0	65.0	0.03%
^Morning Star Trucking LLC and Morning Star Equipment and Leasing LLC	Truck Transportation	Term Loan	Prime plus 2.75%	7/17/2023	53.8	39.2	38.4	0.02%
^Maxiflex LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/28/2023	153.5	110.5	112.9	0.05%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^GIA Realty LLC and VRAJ GIA LLC dba Lakeview Laundromat	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/28/2038	97.5	91.0	97.1	0.05%
^JRA Holdings LLC, Jasper County Cleaners Inc dba Superior Cleaner	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/28/2038	121.0	112.0	119.4	0.06%
^2161 Highway 6 Trail, LLC, R. H. Hummer JR., Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	6/19/2026	1,250.0	788.0	812.6	0.39%
^CBlakeslee Arpaia Chapman, Inc. dba Blakeslee Industrial Services	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	6/18/2028	875.0	737.8	765.6	0.37%
^KDP LLC and KDP Investment Advisors, Inc and KDP Asset Management, Inc	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/14/2023	343.8	248.2	249.4	0.12%
^Elite Structures Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/12/2038	932.8	847.9	904.0	0.43%
^Willowbrook Properties LLC, Grove Gardens Landscaping Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/5/2038	186.3	173.9	184.9	0.09%
^Absolute Desire LLC and Mark H. Szierer, Sophisticated Smile	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/5/2038	188.3	175.9	186.1	0.09%
^RKP Service dba Rainbow Carwash	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/31/2023	300.0	216.7	218.1	0.10%
^RXSB, Inc dba Medicine Shoppe	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	5/30/2023	186.3	133.3	133.7	0.06%
^Gregory P Jellenek OD and Associates PC dba Gregory P Jellenek OD	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/28/2023	63.5	45.3	45.8	0.02%
^Ryan D. Thornton and Thornton & Associates LLC	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	5/24/2023	68.8	37.3	37.4	0.02%
^PowerWash Plus, Inc. and CJR, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/30/2038	550.0	512.3	543.3	0.26%
^Peanut Butter & Co., Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	4/30/2023	100.0	70.3	70.6	0.03%
^Brothers International Desserts	Food Manufacturing	Term Loan	Prime plus 2.75%	4/26/2023	230.0	162.6	164.9	0.08%
^Kidrose, LLC dba Kidville Riverdale	Educational Services	Term Loan	Prime plus 2.75%	4/22/2023	78.8	56.3	56.9	0.03%
^Vernon & Stephanie Scott and Little Stars Day Care Center, Inc.	Educational Services	Term Loan	Prime plus 2.75%	4/18/2038	151.0	140.5	149.8	0.07%
^1258 Hartford TPKE, LLC and Phelps and Sons, Inc	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/29/2038	124.6	115.7	122.4	0.06%
^Capital Scrap Metal, LLC and Powerline Investment, LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/29/2038	500.0	441.7	470.7	0.23%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^MRM Supermarkets Inc dba Constantins Breads; Dallas Gourmet Breads;	Food Manufacturing	Term Loan	Prime plus 2.75%	3/29/2038	336.0	312.5	330.0	0.16%
^Neyra Industries, Inc. and Edward Neyra	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	3/27/2023	217.5	152.1	155.1	0.07%
^A & M Commerce, Inc. dba Cranberry Sunoco	Gasoline Stations	Term Loan	Prime plus 2.75%	3/27/2038	330.3	306.4	325.7	0.16%
^Xela Pack, Inc. and Aliseo and Catherine Gentile	Paper Manufacturing	Term Loan	Prime plus 2.75%	3/27/2028	271.8	225.8	234.1	0.11%
^American Diagnostic Imaging, Inc. dba St. Joseph Imaging Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/25/2038	537.5	499.0	528.7	0.25%
^Michael A.and HeatherR. Welsch dba Art & FrameEtc.	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/22/2038	67.5	62.7	66.6	0.03%
^M & H Pine Straw Inc and Harris L. Maloy	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/21/2023	288.8	201.8	205.1	0.10%
^Truth Technologies Inc dba Truth Technologies Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/21/2023	79.5	55.6	55.9	0.03%
^J. Kinderman & Sons Inc., dba BriteStar Inc.	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	12/31/2018	181.3	129.5	129.8	0.06%
^Stellar Environmental LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/18/2023	56.3	39.4	40.1	0.02%
^Sound Manufacturing, Inc. and Monster Power Equipment Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/15/2023	523.0	364.8	369.5	0.18%
^Golden Gate Lodging LLC	Accommodation	Term Loan	Prime plus 2.75%	3/12/2038	115.0	106.8	113.4	0.05%
^Bakhtar Group LLC dba Malmaison	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2023	103.8	72.4	72.6	0.03%
^River Club Golf Course Inc dba The River Club	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2038	475.2	440.2	467.2	0.22%
^Osceola River Mill, LLC(EPC) Ironman Machine, Inc.	Machinery Manufacturing	Term Loan	Prime plus 2.75%	2/20/2038	86.3	79.9	84.9	0.04%
^Java Warung, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/19/2038	51.0	47.3	50.3	0.02%
^Nancy & Karl Schmidt(EPC) Moments to Remember USA, LLC	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	2/15/2038	106.3	98.5	104.6	0.05%
^Orient Direct, Inc. dba Spracht, Celltek, ODI	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	2/12/2023	84.9	58.0	58.1	0.03%
^Knits R Us, Inc. dba NYC Sports	Textile Mills	Term Loan	Prime plus 2.75%	2/11/2038	125.0	116.0	123.6	0.06%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^North Country Transport, LLC	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	2/6/2023	15.0	10.4	10.6	0.01%
^MJD Investments, LLC dba The Community Day School	Social Assistance	Term Loan	Prime plus 2.75%	1/31/2038	258.3	238.9	253.2	0.12%
^Sherill Universal City dba Golden Corral	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/28/2038	440.5	409.0	433.7	0.21%
^Elegant Fireplace Mantels, Inc. dba Elegant Fireplace Mantels	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/31/2022	97.5	66.0	66.2	0.03%
^Macho LLC Madelaine Chocolate Novelties Inc dba The Madelai	Food Manufacturing	Term Loan	Prime plus 2.75%	12/31/2037	500.0	463.9	494.1	0.24%
^WI130, LLC & Lakeland Group, Inc dba Lakeland Electrical	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/31/2028	271.5	226.7	233.0	0.11%
^Babie Bunnie Enterprises Inc dba Triangle Mothercare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/28/2027	46.3	34.4	35.0	0.02%
^John Duffy Fuel Co., Inc.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/28/2022	513.8	348.0	354.7	0.17%
^Polpo Realty LLC & Polpo Restaurant LLC dba Polpo Restauran	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/27/2037	517.5	479.6	510.7	0.24%
^Martin L Hopp, MD PHD A Medical Corp dba Tower ENT	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2022	66.3	44.7	45.1	0.02%
^United Woodworking, Inc	Wood Product Manufacturing	Term Loan	6%	12/20/2022	17.3	11.7	11.9	0.01%
^Pioneer Window Holdings, Inc and Subsidiaries dba Pioneer Windows	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/20/2022	225.0	152.3	154.0	0.07%
^Ezzo Properties, LLC and Great Lakes Cleaning, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/20/2027	389.6	318.7	326.0	0.16%
^The Amendments Group LLC dba Brightstar	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/17/2022	22.5	15.2	15.5	0.01%
^Cheryle A Baptiste and Cheryle Baptiste DDS PLLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/30/2037	286.5	265.0	281.5	0.13%
^Aegis Creative Communications, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/30/2022	387.5	252.3	252.6	0.12%
^Daniel Gordon and Erin Gordon and Silver Lining Stables CT, LLC	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	11/28/2037	223.8	206.2	219.5	0.10%
^D&L Rescources, Inc. dba The UPS Store	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	11/27/2022	9.8	6.5	6.5	—%
^Richmond Hill Mini Market, LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/27/2037	185.3	170.7	181.3	0.09%
^DRV Enterprise, Inc. dba Cici's Pizza # 339	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/26/2022	65.0	40.5	41.3	0.02%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Clean Brothers Company Inc dba ServPro of North Washington County	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/21/2022	17.0	7.7	7.8	—%
^U & A Food and Fuel, Inc. dba Express Gas & Food Mart	Gasoline Stations	Term Loan	Prime plus 2.75%	11/21/2037	96.3	88.7	94.4	0.05%
^Pioneer Windows Manufacturing Corp, Pioneer Windows	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	11/21/2022	275.0	184.0	186.0	0.09%
^R & J Petroleum LLC Manar USA, Inc.	Gasoline Stations	Term Loan	Prime plus 2.75%	11/20/2037	180.0	165.8	176.3	0.08%
^St Judes Physical Therapy P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/19/2022	21.0	14.0	14.3	0.01%
^Hi-Def Imaging, Inc. dba SpeedPro Imaging	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/9/2022	22.2	14.9	15.0	0.01%
^Reidville Hydraulics Mfg Inc dba Summit	Machinery Manufacturing	Term Loan	Prime plus 2.75%	11/2/2037	265.9	245.2	258.7	0.12%
^Big Apple Entertainment Partners, LLC dba Ripley's Believe It or Not	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/26/2022	180.0	121.8	122.0	0.06%
^LA Diner Inc dba Loukas L A Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/28/2037	677.5	625.7	666.0	0.32%
^ATC Fitness LLC dba Around the Clock Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2022	180.0	120.7	122.5	0.06%
^University Park Retreat, LLC dba Massage Heights	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/27/2022	76.0	49.6	50.5	0.02%
^Forno Italiano Di Nonna Randazzo, LLC dba Nonna Randazzo's Bakery	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/26/2037	183.8	169.9	180.0	0.09%
^LaSalle Market and Deli EOK Inc and Rugen Realty LLC dba LaSalle Mark	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/21/2037	252.3	231.4	245.0	0.12%
^O'Rourkes Diner LLC dba O'Rourke's Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/19/2037	65.5	60.1	63.5	0.03%
^Michael J. Speeney & Joyce Speeney and R2 Tape, Inc.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/31/2037	367.5	336.4	358.1	0.17%
^AJK Enterprise LLC dba AJK Enterprise LLC	Truck Transportation	Term Loan	Prime plus 2.75%	8/27/2022	16.5	10.6	10.8	0.01%
^New Image Building Services, Inc. dba New Image Repair Services	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/23/2037	285.7	261.6	275.7	0.13%
^Suncoast Aluminum Furniture, Inc	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	8/17/2037	360.0	329.8	351.0	0.17%
^Hofgard & Co., Inc. dba HofgardBenefits	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/27/2022	107.3	68.3	69.3	0.03%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Georgia Safe Sidewalks LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/27/2022	15.0	9.4	9.5	—%
^Scoville Plumbing & Heating Inc and Thomas P. Scoville	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/25/2022	50.0	33.5	34.1	0.02%
^Central Tire, Inc. dba Cooper Tire & Auto Services	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/29/2037	288.5	262.8	280.1	0.13%
^WPI, LLC	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	6/29/2024	129.5	92.0	94.2	0.05%
^Havana Central (NY) 5, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/29/2022	1,166.8	766.6	780.9	0.37%
^Jenkins-Pavia Corporation dba Victory Lane Quick Oil Change	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/27/2037	69.8	63.5	67.8	0.03%
^KIND-ER-ZZ Inc dba Kidville	Educational Services	Term Loan	Prime plus 2.75%	6/15/2022	50.0	31.2	31.6	0.02%
^Graphish Studio, Inc. and Scott Fishoff	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/14/2022	20.3	12.7	12.9	0.01%
^ALF, LLC, Mulit-Service Eagle Tires	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	5/31/2037	62.9	57.2	61.1	0.03%
^Craig R Freehauf dba Lincoln Theatre	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	5/31/2022	47.9	22.0	22.4	0.01%
^Lefont Theaters, Inc.	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	5/30/2022	137.0	85.2	86.6	0.04%
^Christou Real Estate Holdings LLC dba Tops American Grill	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/17/2037	284.0	257.9	275.4	0.13%
^Tracey Vita-Morris dba Tracey Vita's School of Dance	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	5/10/2022	22.5	14.0	14.2	0.01%
^Bisson Transportation, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	5/7/2037	588.1	553.0	588.9	0.28%
^Bisson Moving & Storage Company Bisson Transportation Inc and BTG Real	Truck Transportation	Term Loan	Prime plus 2.75%	5/7/2022	528.8	350.0	356.3	0.17%
^Fair Deal Food Mart Inc dba Neighbors Market	Gasoline Stations	Term Loan	Prime plus 2.75%	5/3/2037	381.3	346.5	370.3	0.18%
^Tanner Optical, Inc. dba Murphy Eye Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/27/2022	8.3	5.0	5.1	—%
^Zane Filippone Co Inc dba Culligan Water Conditioning	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/12/2022	558.2	344.0	350.0	0.17%
^Indoor Playgrounds Limited Liability Company dba Kidville	Educational Services	Term Loan	Prime plus 2.75%	4/5/2022	19.5	8.4	8.6	—%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Brandywine Picnic Park, Inc. and B.Ross Capps & Linda Capps	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/30/2031	231.5	195.9	205.8	0.10%
^Access Staffing, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/30/2022	187.5	113.6	114.8	0.05%
^Willow Springs Golf Course, Inc. & JC Lindsey Family Limited Partners	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/29/2037	755.4	696.2	743.5	0.36%
^Manuel P. Barrera and Accura Electrical Contractor, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/23/2028	103.7	82.0	84.9	0.04%
^Shweiki Media, Inc. dba Study Breaks Magazine	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/22/2027	1,178.8	916.7	947.4	0.45%
^ATC Fitness, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2022	10.2	6.1	6.2	—%
^ATI Jet, Inc.	Air Transportation	Term Loan	Prime plus 2.75%	12/28/2026	852.8	643.1	664.9	0.32%
^J. Kinderman & Sons, Inc. dba Brite Star Manufacturing Company	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/22/2036	495.0	452.5	482.9	0.23%
^K's Salon, LLC d/b/a K's Salon	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/20/2021	73.6	42.8	43.2	0.02%
^15 Frederick Place LLC & Pioneer Windows Holdings Inc & Subs	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/16/2021	250.0	144.1	146.2	0.07%
^M & H Pinestraw, Inc. and Harris L. Maloy	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/15/2021	238.3	138.6	140.5	0.07%
^Taylor Transport, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	12/8/2021	515.5	219.2	223.1	0.11%
^Thomas P. Scoville dba Scoville Plumbing & Heating, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/16/2021	62.5	35.6	36.3	0.02%
^MRM Supermarkets, Inc. dba Constantin's Breads	Food Manufacturing	Term Loan	Prime plus 2.75%	11/10/2021	137.5	79.0	80.2	0.04%
^K9 Bytes, Inc & Epazz, Inc dba K9 Bytes, Inc	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	10/26/2021	58.8	34.4	34.8	0.02%
^28 Cornelia Street Properties, LLC and Zouk, Ltd.dba Palma	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/25/2021	22.5	12.5	12.7	0.01%
^PTK, Incorporated dba Night N Day 24 HR Convenience Store	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/30/2036	137.5	122.9	131.0	0.06%
^39581 Garfield, LLC and Tricounty Neurological Associates, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2036	28.5	25.3	26.9	0.01%
^39581 Garfield, LLC and Tri County Neurological Associates, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2036	83.3	74.3	79.1	0.04%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Robert E. Caves, Sr. and American Plank dba Caves Enterprises	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/30/2021	302.5	165.5	168.3	0.08%
^Big Apple Entertainment Partners, LLC dba Ripley's Believe it or Not	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2021	1,070.0	589.1	594.4	0.28%
^Polymer Sciences, Inc. dba Polymer Sciences, Inc.	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/28/2036	422.6	377.3	402.4	0.19%
^Equity National Capital LLC & Chadbourne Road Capital, LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	9/26/2021	62.5	34.8	35.2	0.02%
^Bryan Bantry Inc.	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/8/2021	400.0	148.1	149.4	0.07%
^SBR Technologies d/b/a Color Graphics	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/31/2021	806.2	433.9	441.2	0.21%
^Michael S. Decker & Janet Decker dba The Hen House Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/30/2036	16.4	14.7	15.6	0.01%
^Qycell Corporation	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	8/19/2021	187.5	97.1	98.2	0.05%
^Trademark Equipment Company Inc and David A. Daniel	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	8/19/2036	133.6	119.1	126.8	0.06%
^Valiev Ballet Academy, Inc	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	8/12/2036	91.5	37.8	40.3	0.02%
^A & A Auto Care, LLC dba A & A Auto Care, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/12/2036	101.0	90.1	96.0	0.05%
^LaHoBa, LLC dba Papa John's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/3/2036	77.5	68.6	73.2	0.04%
^Kelly Chon LLC dba Shi-Golf	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	7/29/2021	17.5	6.9	7.0	—%
^MTV Bowl, Inc. dba Legend Lanes	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/30/2036	248.5	223.0	237.7	0.11%
^Lavertue Properties LLP dba Lavertue Properties	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/29/2036	44.8	39.8	42.5	0.02%
^Lisle Lincoln II Limited Partnership dba Lisle Lanes LP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/29/2036	338.1	312.0	332.9	0.16%
^Pierce Developments, Inc. dba Southside Granite	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/13/2036	256.1	227.3	242.2	0.12%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Major Queens Body & Fender Corp	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/10/2021	28.6	15.2	15.4	0.01%
^J&K Fitness, LLC dba Physiques Womens Fitness Center	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/8/2036	449.3	407.6	434.9	0.21%
^Peanut Butter & Co., Inc. dba Peanut Butter & Co.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/3/2021	65.5	33.6	34.0	0.02%
^Demand Printing Solutions, Inc. and MLM Enterprises, LLC dba Demand	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/27/2021	16.5	8.6	8.7	—%
^Modern on the Mile, LLC dba Ligne Roset	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	5/25/2021	212.5	110.0	111.4	0.05%
^Music Mountain Water Company, LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	4/25/2036	138.1	121.4	129.6	0.06%
^Profile Performance, Inc. and Eidak Real Estate, L.L.C.	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/20/2036	127.5	112.6	120.2	0.06%
^Northwind Outdoor Recreation, Inc. dba Red Rock Wilderness Store	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/18/2036	129.5	116.5	124.4	0.06%
^Michael S. Korfe dba North Valley Auto Repair	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/24/2036	15.5	13.7	14.6	0.01%
^Actknowledge,Inc dba Actknowledge	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/21/2021	57.3	29.0	29.4	0.01%
^Food & Beverage Associates Of N.J. Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/11/2021	10.0	4.4	4.5	—%
^Key Products I&II, Inc. dba Dunkin' Donuts/Baskin-Robbins	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/10/2021	153.0	77.5	78.4	0.04%
^Stephen Frank, Patricia Frank and Suds Express LLC dba Frank Chiropra	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/25/2023	63.0	36.2	37.1	0.02%
^SuzyQue’s LLC dba Suzy Que’s	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/11/2036	61.0	53.8	57.4	0.03%
^Little People’s Village, LLC dba Little People’s Village	Social Assistance	Term Loan	Prime plus 2.75%	1/31/2036	31.1	27.3	29.1	0.01%
^Seagate Group Holdings, Inc. dba Seagate Logistics, Inc.	Support Activities for Transportation	Term Loan	Prime plus 2.75%	1/28/2036	113.4	99.4	106.1	0.05%
^Patrageous Enterprises, LLC dba Incredibly Edible Delites of Laurel	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/29/2020	7.6	3.5	3.5	—%
Dixie Transport, Inc. & Johnny D. Brown & Jimmy Brown & Maudain Brown	Support Activities for Transportation	Term Loan	5.25%	12/28/2035	145.9	137.4	146.2	0.07%
^Shree OM Lodging, LLC dba Royal Inn	Accommodation	Term Loan	Prime plus 2.75%	12/17/2035	27.7	24.2	25.8	0.01%
Groundworks Unlimited LLC	Specialty Trade Contractors	Term Loan	6%	12/17/2023	120.0	81.2	83.4	0.04%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Lodin Medical Imaging, LLC dba Watson Imaging Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/1/2020	66.4	30.7	31.1	0.01%
^Robert F. Schuler and Lori A. Schuler dba Bob’s Service Center	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/30/2035	34.0	29.7	31.6	0.02%
^Any Garment Cleaner-East Brunswick, Inc dba Any Garment Cleaner	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/18/2020	42.5	16.9	17.1	0.01%
^West Cobb Enterprises, Inc and Advanced Eye Associates, L.L.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/12/2035	148.7	129.9	138.3	0.07%
^Lincoln Park Physical Therapy	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/20/2020	43.5	19.9	20.2	0.01%
^K9 Bytes, Inc & Epazz, Inc	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	9/30/2020	18.5	8.7	8.8	—%
^Elan Realty, LLC and Albert Basse Asociates, Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	9/30/2035	228.2	198.3	211.3	0.10%
^Success Express,Inc. dba Success Express	Couriers and Messengers	Term Loan	Prime plus 2.75%	9/29/2020	91.8	41.1	41.4	0.02%
^Modern Manhattan, LLC	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	9/20/2020	204.0	92.5	93.5	0.04%
^Dirk's Trucking, L.L.C. dba Dirk's Trucking	Truck Transportation	Term Loan	Prime plus 2.75%	9/17/2020	17.7	7.9	8.0	—%
^Rudy & Louise Chavez dba Clyde's Auto and Furniture Upholstery	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/2/2035	50.1	43.4	46.3	0.02%
^Newsome Trucking Inc and Kevin Newsome	Truck Transportation	Term Loan	Prime plus 2.75%	9/2/2035	423.1	208.3	221.6	0.11%
^California College of Communications, Inc.	Educational Services	Term Loan	Prime plus 2.75%	11/2/2020	172.5	79.7	80.5	0.04%
^DDLK Investments LLC dba Smoothie King	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/30/2020	7.5	2.6	2.6	—%
^Planet Verte,LLC dba Audio Unlimited	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/20/2020	40.0	17.9	18.0	0.01%
^Members Only Software	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/30/2020	40.3	17.6	17.8	0.01%
^ActKnowledge,Inc dba ActKnowledge	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/30/2020	50.0	21.4	21.6	0.01%
^I-90 RV & Auto Supercenter	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/29/2035	74.9	64.6	68.9	0.03%
^WeaverVentures, Inc dba The UPS Store	Postal Service	Term Loan	Prime plus 2.75%	7/28/2020	23.8	10.3	10.5	0.01%
^CJ Park Inc. dba Kidville Midtown West	Educational Services	Term Loan	Prime plus 2.75%	6/25/2020	26.4	8.9	9.0	—%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Zouk, Ltd. dba Palma	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/25/2020	27.5	12.2	12.3	0.01%
^Tanner Optical Inc. dba Murphy Eye Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/22/2035	94.6	81.7	87.1	0.04%
^M & H Pine Straw, Inc.and Harris Maloy	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	7/10/2020	67.5	29.2	29.6	0.01%
^Excel RP, Inc., Kevin and Joann Foley	Machinery Manufacturing	Term Loan	Prime plus 2.75%	7/8/2028	50.0	37.9	39.6	0.02%
ValleyStar, Inc. dba BrightStar HealthCare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2020	0.6	2.6	2.6	—%
^ValleyStar, Inc. dba BrightStar Healthcare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2020	7.5	3.2	3.2	—%
^Diag, LLC dba Kidville	Educational Services	Term Loan	Prime plus 2.75%	6/21/2020	37.5	15.6	15.8	0.01%
^M & H Pine Straw, Inc and Harris L. Maloy	Support Activities for Agriculture and Forestry	Term Loan	6%	4/30/2020	183.3	59.4	60.2	0.03%
^New Economic Methods LLC dba Rita's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2020	24.8	0.7	0.7	—%
^Cocoa Beach Parasail Corp. dba Cocoa Beach Parasail	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/26/2020	6.3	2.5	2.6	—%
^Vortex Automotive LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/5/2035	76.6	65.8	70.1	0.03%
^ATC Fitness LLC dba Around the Clock Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2019	15.0	4.5	4.5	—%
^Lahoba,LLC dba Papa John's Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/30/2034	42.5	36.2	38.6	0.02%
^Music Mountain Water Company,LLC dba Music Mountain Water Co.	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	12/29/2019	185.4	69.1	69.9	0.03%
^Animal Intrusion Prevention Systems Holding Company, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/29/2024	126.5	29.0	29.9	0.01%
^David A. Nusblatt, D.M.D, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/11/2019	9.0	3.3	3.3	—%
^CMA Consulting dba Construction Management Associates	Construction of Buildings	Term Loan	Prime plus 2.75%	12/11/2019	58.5	19.5	19.7	0.01%
^KMC RE, LLC & B&B Kennels	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/19/2034	58.3	49.5	52.7	0.03%
^Demand Printing Solutions, Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	12/12/2019	10.0	3.6	3.7	—%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Planet Verte, LLC dba Audio Unlimited of Oceanside	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/28/2019	57.0	20.3	20.5	0.01%
^Demand Printing Solutions, Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	10/29/2034	147.5	124.9	132.9	0.06%
^Supreme Screw Products	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	4/17/2019	308.2	87.6	88.4	0.04%
^Gray Tree Service, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/18/2018	50.0	12.4	12.5	0.01%
^Envy Salon & Spa LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/4/2018	20.3	4.9	4.9	—%
^Gourmet to You, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2019	12.1	3.3	3.3	—%
^The Alba Financial Group, Inc.	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	6%	1/10/2019	22.5	12.1	12.2	0.01%
^Grapevine Professional Services, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/22/2019	8.2	2.0	2.0	—%
^Inflate World Corporation	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/30/2018	7.5	1.3	1.3	—%
^Peter Thomas Roth Labs LL	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/26/2018	425.0	93.3	93.9	0.04%
^Dream Envy, Ltd. dba Massage Envy	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/9/2018	88.0	20.6	20.7	0.01%
^CBA D&A Pope, LLC dba Christian Brothers Automotive	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/14/2018	144.9	28.8	28.9	0.01%
^Gilbert Chiropractic Clinic, Inc.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/7/2018	22.5	4.0	4.1	—%
^D & D's Divine Beauty School of Esther, LLC	Educational Services	Term Loan	6%	8/1/2031	57.7	51.3	54.1	0.03%
^Daniel S. Fitzpatrick dba Danny's Mobile Appearance Reconditioning Service	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/29/2018	9.4	1.6	1.6	—%
^Burks & Sons Development LLC dba Tropical Smoothie Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/22/2018	49.8	8.0	8.0	—%
Bliss Coffee and Wine Bar, LLC	Food Services and Drinking Places	Term Loan	6%	3/19/2018	87.5	69.9	70.2	0.03%
^Zog Inc.	Other Information Services	Term Loan	6%	3/17/2018	97.5	62.1	62.3	0.03%
^Saan M.Saelee dba Saelee's Delivery Service	Truck Transportation	Term Loan	Prime plus 2.75%	3/12/2018	9.8	1.6	1.6	—%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Integrity Sports Group, LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	6%	3/6/2018	75.0	31.7	31.8	0.02%
^Enewhere Custom Canvas, LLC	Textile Product Mills	Term Loan	Prime plus 2.75%	2/15/2018	12.0	1.9	1.9	—%
^A & A Acquisition, Inc. dba A & A International	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	2/15/2018	100.0	14.8	14.9	0.01%
^All American Printing	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	10/26/2032	69.8	37.6	39.8	0.02%
^Seo's Paradise Cleaners, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/19/2018	9.8	0.6	0.6	—%
^Margab, Inc. dba Smoothie King	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/28/2017	44.0	5.7	5.7	—%
^RCB Enterprises, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/18/2017	21.2	3.4	3.4	—%
^Timothy S. Strange dba Strange's Mobile Apperance Reconditioning Service	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/17/2017	8.4	0.8	0.8	—%
^Parties By Pat, Inc. and Jose M. Martinez Jr.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/11/2017	93.1	11.8	11.8	0.01%
^Tammy's Bakery, Inc. dba Tammy's Bakery	Food Manufacturing	Term Loan	Prime plus 2.75%	12/10/2017	71.8	9.9	10.0	—%
^Maria C. Sathre and David N. Sathre dba Black Forest Liquor Store	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/28/2017	18.6	2.2	2.2	—%
^MJ Mortgage & Tax Services, Inc.	Credit Intermediation and Related Activities	Term Loan	Prime plus 2.75%	11/14/2017	6.9	0.4	0.4	—%
^Kings Laundry,LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/30/2017	64.5	7.1	7.1	—%
^Quality Engraving Services Inc. and Ian M. Schnaitman	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	10/17/2017	15.0	1.7	1.7	—%
^Louis B. Smith dba LAQ Funeral Coach	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/15/2017	12.6	1.2	1.2	—%
^1911 East Main Street Holdings, Corp	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2032	15.8	12.3	13.1	0.01%
^Metano IBC Services, Inc. and Stone Brook Leasing, LLC	Rental and Leasing Services	Term Loan	Prime plus 2.75%	8/17/2017	315.0	25.2	25.3	0.01%
^Mala Iyer, MD dba Child and Family Wellness Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/11/2017	50.0	4.8	4.9	—%
^Twietmeyer Dentistry PA	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/30/2017	148.9	9.9	9.9	—%
^Water Works Laundromat, LLC	Personal and Laundry Services	Term Loan	Prime plus 2.25%	9/7/2027	267.3	184.0	187.1	0.09%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Dave Kris, and MDK Ram Corp.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/5/2026	221.0	32.3	33.4	0.02%
^No Thirst Software LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/26/2017	6.8	0.2	0.2	—%
^CCIPTA, LLC	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	1/17/2017	47.0	0.2	0.2	—%
^Gill Express Inc. dba American Eagle Truck Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	1/5/2027	286.9	187.3	194.8	0.09%
^Spain Street LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/29/2017	63.0	0.9	0.9	—%
^Kyoshi Enterprises, LLC	Educational Services	Term Loan	Prime plus 2.75%	12/29/2016	22.5	—	—	—%
^Nora A. Palma and Julio O Villcas	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/27/2017	56.3	0.1	0.1	—%
^Smooth Grounds, Inc.	Food Services and Drinking Places	Term Loan	7.75%	12/31/2018	64.5	30.6	30.8	0.01%
^Fran-Car Corporation dba Horizon Landscape Management	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/3/2028	407.8	161.0	168.0	0.08%
^Head To Toe Personalized Pampering, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/27/2031	52.0	9.0	9.5	—%
^Maxwell Place, LLC	Nursing and Residential Care Facilities	Term Loan	6.5%	12/31/2018	1,076.8	772.5	779.2	0.37%
^Christopher F. Bohon & Pamela D. Bohon	Social Assistance	Term Loan	Prime plus 2.75%	10/28/2026	14.2	3.2	3.4	—%
^Shree Om Lodging, LLC dba Royal Inn	Accommodation	Term Loan	Prime plus 2.75%	5/2/2030	333.3	64.1	67.4	0.03%
^Pedzik's Pets, LLC	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	3/31/2030	53.5	9.0	9.4	—%
^Nancy Carapelluci & A & M Seasonal Corner Inc.	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/1/2025	106.9	14.5	15.0	0.01%
^Moonlight Multi Media Production, Inc.	Other Information Services	Term Loan	5.3%	2/1/2025	19.7	3.3	3.4	—%
David M. Goens dba Superior Auto Paint & Body, Inc.	Repair and Maintenance	Term Loan	6%	8/26/2024	250.0	17.5	18.1	0.01%
^McCallister Venture Group, LLC and Maw's Vittles, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/30/2029	75.0	11.6	12.1	0.01%
^Computer Renaissance dba Dante IT Services, Inc.	Electronics and Appliance Stores	Term Loan	Prime plus 3.75%	3/1/2018	100.0	1.6	1.6	—%
^Chong Hun Im dba Kim's Market	Food and Beverage Stores	Term Loan	Prime plus 2.5%	2/27/2024	80.0	9.5	9.7	—%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Whirlwind Car Wash, Inc.	Repair and Maintenance	Term Loan	Prime plus 2%	4/9/2029	333.3	65.5	65.8	0.03%
^West Experience,Inc/West Mountain Equipment Rental,Inc/Ski West Lodge	Amusement, Gambling, and Recreation Industries	Term Loan	6%	6/5/2026	1,333.0	863.5	895.8	0.43%
^Center-Mark Car Wash, Ltd	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/18/2024	221.3	27.9	28.7	0.01%
^Shuttle Car Wash, Inc. dba Shuttle Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.25%	11/10/2028	109.8	17.2	17.5	0.01%
^Min Hui Lin	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/30/2028	134.3	17.5	18.2	0.01%
^Delta Partners, LLC dba Delta Carwash	Repair and Maintenance	Term Loan	Prime plus 2.5%	4/5/2029	280.9	42.5	44.0	0.02%
^Auto Sales, Inc.	Motor Vehicle and Parts Dealers	Term Loan	6%	8/17/2023	75.0	7.8	8.0	—%
^B & J Manufacturing Corporation and Benson Realty Trust	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2%	3/30/2021	250.0	18.8	18.8	0.01%
^RAB Services, Inc. & Professional Floor Installations	Specialty Trade Contractors	Term Loan	Prime plus 2.5%	1/31/2023	62.5	7.0	7.1	—%
^Ralph Werner dba Werner Transmissions	Gasoline Stations	Term Loan	Prime plus 2.75%	12/29/2021	26.6	2.3	2.4	—%
^Taste of Inverness, Inc. dba China Garden	Food Services and Drinking Places	Term Loan	Prime plus 2%	6/29/2025	73.8	8.8	8.8	—%
^M. Krishna, Inc. dba Super 8 Motel	Accommodation	Term Loan	Prime plus 2%	3/20/2025	250.0	9.4	9.5	—%
^Robin C. & Charles E. Taylor & Brigantine Aquatic Center LLC	Amusement, Gambling, and Recreation Industries	Term Loan	6%	9/14/2023	185.8	31.5	32.3	0.02%
^OrthoQuest, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2%	3/12/2022	56.8	4.3	4.3	—%
^CPN Motel, L.L.C. dba American Motor Lodge	Accommodation	Term Loan	Prime plus 2.25%	4/30/2024	379.0	30.8	31.1	0.01%
^Track Side Collision & Tire, Inc.	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/16/2025	44.8	4.9	5.0	—%
^Duttakrupa, LLC dba Birmingham Motor Court	Accommodation	Term Loan	Prime plus 2.25%	9/8/2023	98.8	12.2	12.3	0.01%
^Deesha Corporation, Inc. dba Best Inn & Suites	Accommodation	Term Loan	Prime plus 2.25%	2/14/2025	250.0	27.4	27.8	0.01%
^Maruti, Inc	Accommodation	Term Loan	Prime plus 2.25%	11/25/2024	220.0	25.4	25.7	0.01%
Willington Hills Equestrian Center LLC	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	10/19/2022	85.0	12.8	13.1	0.01%
^LABH, Inc.	Accommodation	Term Loan	Prime plus 2.25%	9/27/2024	555.0	40.8	41.3	0.02%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Randall D. & Patricia D. Casaburi dba Pat's Pizzazz	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	3/13/2023	68.8	7.0	7.2	—%
^Gain Laxmi, Inc. dba Super 8 Motel	Accommodation	Term Loan	Prime plus 2.25%	5/31/2023	202.5	20.0	20.2	0.01%
^Naseeb Corporation	Accommodation	Term Loan	Prime plus 2.25%	3/31/2024	402.5	29.8	30.2	0.01%
^Stillwell Ave Prep School	Social Assistance	Term Loan	Prime plus 2.75%	1/14/2023	72.0	6.4	6.5	—%
^Karis, Inc.	Accommodation	Term Loan	Prime plus 2%	12/22/2023	148.8	13.4	13.4	0.01%
^Five Corners, Ltd.	Gasoline Stations	Term Loan	Prime plus 2.75%	12/11/2019	85.0	4.7	4.8	—%
^Alyssa Corp dba Knights Inn	Accommodation	Term Loan	Prime plus 2.25%	9/30/2023	350.0	42.0	42.4	0.02%
^Bhailal Patel dba New Falls Motel	Accommodation	Term Loan	Prime plus 2.75%	3/27/2023	100.0	3.7	3.8	—%
^Pegasus Automotive, Inc.	Gasoline Stations	Term Loan	Prime plus 2.75%	12/23/2022	112.5	10.9	11.2	0.01%
^Delyannis Iron Works	Fabricated Metal Product Manufacturing	Term Loan	6%	12/8/2022	16.0	1.0	1.1	—%
^P. Agrino, Inc. dba Andover Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/18/2021	150.0	8.9	9.1	—%
^Golden Elevator Co., Inc.	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	1/31/2022	50.0	0.4	0.4	—%
^RJS Service Corporation	Gasoline Stations	Term Loan	Prime plus 2.75%	8/20/2021	79.0	6.2	6.3	—%
Chez Rurene Bakery	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/20/2017	150.0	9.2	9.2	—%
Total Performing SBA Unguaranteed Investments					$235,664.6	$204,850.6	$202,886.6	97.03%

Non-Performing SBA Unguaranteed Investments (3)
^200 North 8th Street Associates LLC and Enchanted Acres Fa	Food Manufacturing	Term Loan	Prime plus 2.75%	5/4/2028	$468.8	$469.3	$441.3	0.21%
^214 North Franklin, LLC and Winter Ventures, Inc.	Nonstore Retailers	Term Loan	6%	11/29/2037	81.7	81.7	29.7	0.01%
^A + Quality Home Health Care, Inc.	Ambulatory Health Care Services	Term Loan	6%	8/1/2016	1.3	1.3	1.2	—%
Almeria Marketing 1, Inc.	Personal and Laundry Services	Term Loan	7.75%	10/15/2015	4.3	4.3	0.6	—%
^Al-Mustafa Enterprise, Inc. and Al-Mustafa Enterprise Inc	Motor Vehicle and Parts Dealers	Term Loan	6.25%	9/18/2040	129.3	129.5	109.0	0.05%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^AUM Estates, LLC and Sculpted Figures Plastic Surgery Inc.	Ambulatory Health Care Services	Term Loan	6%	3/14/2038	305.3	305.7	28.8	0.01%
AWA Fabrication & Construction, L.L.C.	Fabricated Metal Product Manufacturing	Term Loan	6%	4/30/2025	34.7	34.8	19.4	0.01%
^B&B Fitness and Barbell, Inc. dba Elevations Health Club	Amusement, Gambling, and Recreation Industries	Term Loan	6%	6/22/2035	206.4	206.7	201.6	0.10%
Baker Sales, Inc. d/b/a Baker Sales, Inc.	Nonstore Retailers	Term Loan	6%	3/29/2036	177.0	177.4	80.2	0.04%
^Fieldstone Quick Stop LLC(OC) Barber Investments LLC (EPC) Thadius M B	Gasoline Stations	Term Loan	6%	9/30/2038	646.4	648.0	327.6	0.16%
^Barber Investments LLC and Fieldstone Quickstop LLC and Maine Dollar D	Gasoline Stations	Term Loan	Prime plus 2.75%	8/15/2039	146.0	146.3	—	—%
Bwms Management, LLC	Food Services and Drinking Places	Term Loan	0%	3/1/2018	5.1	5.1	4.9	—%
^Chickamauga Properties, Inc., MSW Enterprises, LLP	Amusement, Gambling, and Recreation Industries	Term Loan	6.25%	12/22/2035	59.0	59.0	56.4	0.03%
^Chickamauga Properties, Inc. and MSW Enterprises, LLP	Amusement, Gambling, and Recreation Industries	Term Loan	6.25%	10/19/2022	43.4	43.5	—	—%
^Custom Software, Inc. a Colorado Corporation dba M-33 Access	Professional, Scientific, and Technical Services	Term Loan	6.25%	6/17/2021	285.5	286.2	43.1	0.02%
^Custom Software, Inc. a Colorado Corporation dba M-33 Access	Broadcasting (except Internet)	Term Loan	6.25%	4/30/2022	94.1	94.3	—	—%
^Danjam Enterprises, LLC dba Ariel Dental Care	Ambulatory Health Care Services	Term Loan	6%	3/31/2035	172.8	173.0	158.3	0.08%
^Danjam Enterprises, LLC dba Ariel Dental Care	Ambulatory Health Care Services	Term Loan	6%	3/29/2023	64.7	64.8	58.6	0.03%
^DC Realty, LLC dba FOGO Data Centers	Professional, Scientific, and Technical Services	Term Loan	6%	3/23/2037	2,646.6	2,673.3	2,609.4	1.25%
^DC Realty, LLC dba FOGO Data Centers	Professional, Scientific, and Technical Services	Term Loan	6.25%	3/23/2022	178.9	179.3	169.4	0.08%
^Dean 1021 LLC dba Pure Pita	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/29/2025	63.9	64.0	49.6	0.02%
^Dill Street Bar and Grill Inc and WO Entertainment, Inc	Food Services and Drinking Places	Term Loan	6%	9/27/2027	78.2	78.4	1.2	—%
Dr. Francis E. Anders, DVM	Professional, Scientific, and Technical Services	Term Loan	6%	8/9/2015	1.6	1.6	1.5	—%
^Europlast Ltd	Plastics and Rubber Products Manufacturing	Term Loan	6%	9/26/2022	316.1	316.9	36.5	0.02%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Europlast Ltd	Plastics and Rubber Products Manufacturing	Term Loan	6%	5/31/2023	155.2	155.6	114.8	0.05%
^Event Mecca LLC	Other Information Services	Term Loan	6%	4/10/2023	12.6	12.6	9.4	—%
^EZ Towing, Inc.	Support Activities for Transportation	Term Loan	6%	1/31/2023	123.2	123.5	107.1	0.05%
^Gator Communications Group LLC dba Harvard Printing Group	Printing and Related Support Activities	Term Loan	6.25%	3/30/2022	232.9	233.5	22.7	0.01%
^Gator Communications Group LLC dba Harvard Printing Group	Printing and Related Support Activities	Term Loan	6.25%	4/25/2022	157.4	157.8	—	—%
^Gator Communications Group, LLC dba Harvard Printing Group	Printing and Related Support Activities	Term Loan	6.25%	3/27/2023	13.3	13.3	—	—%
^Grand Manor Realty, Inc. & Kevin LaRoe	Real Estate	Term Loan	6%	2/20/2023	18.9	19.0	17.8	0.01%
Guzman Group,LLC	Rental and Leasing Services	Term Loan	6%	1/30/2016	189.7	190.2	154.5	0.07%
^Hamer Road Auto Salvage, LLC and Scott T. Cook and Nikki J. Cook	Motor Vehicle and Parts Dealers	Term Loan	6%	8/8/2039	176.7	177.1	156.6	0.07%
Harrelson Materials Management,Inc	Waste Management and Remediation Services	Term Loan	6%	6/24/2021	464.2	465.4	36.4	0.02%
^Hartford Cardiology Group LLC and Ideal Nutrition of Connecticut LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/30/2026	478.9	480.1	127.1	0.06%
^Home Again Restaurant LLC	Food Services and Drinking Places	Term Loan	6.25%	6/30/2040	58.7	58.8	52.9	0.03%
^J Olson Enterprises LLC and Olson Trucking Direct, Inc.	Truck Transportation	Term Loan	6%	6/28/2025	647.5	649.1	226.8	0.11%
^J&M Concessions, Inc.dba A-1 Liquors	Food and Beverage Stores	Term Loan	6.25%	3/3/2039	130.2	130.6	91.9	0.04%
^J&M Concessions Inc dba A 1 Liquors	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/27/2025	79.8	80.0	11.7	0.01%
Jenny's Wunderland, Inc.	Social Assistance	Term Loan	6%	6/29/2036	149.7	150.1	52.2	0.02%
^Karykion, Corporation dba Karykion Corporation	Professional, Scientific, and Technical Services	Term Loan	6%	6/28/2022	144.4	144.8	140.4	0.07%
^Kantz LLC and Kantz Auto LLC dba Kantz's Hometown Auto	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/29/2039	63.4	63.5	57.2	0.03%
Krishna of Orangeburg, Inc.	Accommodation	Term Loan	6%	2/20/2032	10.3	10.3	5.6	—%
^Kup's Auto Spa Inc	Repair and Maintenance	Term Loan	6.25%	11/15/2038	373.2	374.1	351.8	0.17%
Kup’s Auto Spa, Inc.	Repair and Maintenance	Term Loan	6.25%	10/23/2025	59.1	59.3	55.7	0.03%
^Las Torres Development LLC dba Houston Event Centers	Real Estate	Term Loan	6%	8/27/2028	51.0	51.0	4.0	—%
^M and C Renovations Inc	Construction of Buildings	Term Loan	Prime plus 2.75%	10/31/2024	15.9	16.0	12.1	0.01%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Matchless Transportation LLC dba First Class Limo	Transit and Ground Passenger Transportation	Term Loan	6.25%	8/3/2022	126.4	126.7	17.5	0.01%
^Milliken and Milliken, Inc. dba Milliken Wholesale Distribution	Merchant Wholesalers, Durable Goods	Term Loan	6%	6/10/2036	152.8	152.9	140.3	0.07%
^Mojo Brands Media, LLC	Broadcasting (except Internet)	Term Loan	6%	8/28/2023	723.1	725.0	486.9	0.23%
Morris Glass and Construction	Specialty Trade Contractors	Term Loan	6%	3/7/2021	44.8	44.8	3.0	—%
^New Paltz Dental Care, PLLC dba Ariel Dental Care	Ambulatory Health Care Services	Term Loan	6%	6/19/2025	97.3	97.5	88.4	0.04%
Our Two Daughters L.L.C. dba Washington's Restaurant	Food Services and Drinking Places	Term Loan	6%	6/18/2026	169.8	170.3	22.7	0.01%
^E & I Holdings, LP & PA Farm Products, LLC	Food Manufacturing	Term Loan	6%	4/30/2030	1,227.7	1,230.8	436.4	0.21%
^NB & T Services, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/27/2026	36.5	36.6	—	—%
Professional Systems, LLC and Professional Cleaning	Administrative and Support Services	Term Loan	6%	7/30/2020	132.0	132.1	7.2	—%
^Route 130 SCPI Holdings LLC (EPC) Route 130 SCPI Operations LLC (OC) d	Food Services and Drinking Places	Term Loan	6.25%	9/30/2039	535.1	536.4	368.5	0.18%
^Seven Stars Enterprises, Inc. dba Atlanta Bread Company	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2018	18.8	18.8	18.5	0.01%
Sheikh M Tariq dba Selbyville Foodrite	Gasoline Stations	Term Loan	6%	3/13/2023	21.2	21.2	—	—%
^Shivsakti, LLC dba Knights Inn	Accommodation	Term Loan	6.25%	12/20/2032	69.7	69.9	62.9	0.03%
^STK Ventures Inc dba JP Dock Service & Supply	Specialty Trade Contractors	Term Loan	6%	5/9/2037	31.6	31.6	2.3	—%
Stormwise South Florida dba Stormwise Shutters	Specialty Trade Contractors	Term Loan	6%	11/7/2036	403.1	404.1	324.8	0.16%
Stormwise South Florida dba Stormwise Shutters	Specialty Trade Contractors	Term Loan	6%	8/26/2024	201.1	201.6	—	—%
Tequila Beaches, LLC dba Fresco Restaurant	Food Services and Drinking Places	Term Loan	6%	9/16/2021	0.2	0.2	0.2	—%
^The Conibear Corporation and Conibear Trucking, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	12/5/2024	7.9	7.9	0.9	—%
The Lucky Coyote, LLC	Miscellaneous Manufacturing	Term Loan	6%	5/8/2017	6.2	6.2	2.3	—%
^Will Zac Management LLC dba Papa John's	Food Services and Drinking Places	Term Loan	6.25%	12/19/2024	42.4	42.5	41.3	0.02%
^Winter Ventures Inc and 214 N Franklin LLC	Nonstore Retailers	Term Loan	6%	4/29/2024	56.5	56.6	—	—%
^Winter Ventures Inc dba Qualitybargainbooks and Qualitybargainmall	Nonstore Retailers	Term Loan	6%	12/23/2024	149.1	149.3	—	—%
^Winter Ventures Inc dba Qualitybargainbooks and Qualitybargainmall	Nonstore Retailers	Term Loan	6%	4/3/2029	134.4	134.5	—	—%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Wired LLC and Moulison North Corporation	Specialty Trade Contractors	Term Loan	6.25%	6/30/2024	325.2	326.0	306.6	0.15%
^Wired LLC and Moulison North Corporation	Specialty Trade Contractors	Term Loan	6.25%	7/3/2024	137.9	138.3	13.8	0.01%
Woody's Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	1/12/2026	11.7	11.7	3.1	—%
Total Non-Performing SBA Unguaranteed Investments					$14,879.8	$14,933.6	$8,584.6	4.11%

Total SBA Unguaranteed Investments					$250,544.4	$219,784.2	$211,471.2	101.14%

Performing SBA Guaranteed Investments (4)
HMG Strategy, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/14/2026	200.0	150.0	165.9	0.08%
Techni-Pro Institute LLC	Educational Services	Term Loan	Prime plus 2.75%	12/15/2026	760.0	570.0	630.6	0.30%
Sempco, Inc.	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/15/2041	168.0	126.0	142.3	0.07%
Means Enterprises LLC dba FastFrame Frisco	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/16/2026	150.0	127.5	141.1	0.07%
New Image Building Services, Inc.dba The Maids Servicing Oakland &Maco	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/21/2026	175.0	131.3	145.2	0.07%
Jacliff Investments Inc. dba International health Technologies	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	12/23/2026	500.0	375.0	414.9	0.20%
Joshua L. Baker	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	12/23/2026	105.0	89.3	98.7	0.05%
Sand Hill Associates, Ltd. dba Charlie O's Tavern on the Point	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/27/2041	1,679.5	1,259.6	1,420.2	0.68%
Fort Smith Wings Inc. dba Wing Stop	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/28/2026	130.0	110.5	122.2	0.06%
Elite Structures Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/27/2029	900.0	675.0	754.3	0.36%
Angelo Faia dba AVF Construction	Construction of Buildings	Term Loan	Prime plus 2.75%	5/27/2041	394.9	296.1	334.3	0.16%
Franklin Firm LLC dba Luv 2 Play	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/15/2041	691.5	518.7	585.4	0.28%
Shooting Sports Academy LLC and Jetaa LLC dba Shooting Sports Academy	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/23/2041	1,500.0	1,125.0	1,268.4	0.61%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Worldwide Estate, Inc. dba Washington Heights Manor	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	10/21/2041	900.0	467.3	527.7	0.25%
Bear Creek Entertainment LLC dba The Woods at Bear Creek	Accommodation	Term Loan	Prime plus 2.75%	8/12/2041	1,750.0	837.3	944.0	0.45%
Nevey's LLC dba Stark Food III	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/30/2041	1,175.5	739.7	833.0	0.40%
Sambella Holdings, LLC and Strike Zone Entertainment Center LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/24/2041	2,000.0	1,099.4	1,240.3	0.59%
Middlesex Auto Sales Corp	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/31/2041	500.0	142.5	160.9	0.08%
131 Miles LLC and Ohm Shubh Laxmi, LLC. dba Mr Hero	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/3/2041	510.1	107.5	121.1	0.06%
Surgarloaf Concepts LLC dba Fat Biscuit	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/8/2026	675.0	287.6	317.9	0.15%
MIK LLC dba Firehouse Subs	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/9/2026	800.0	490.0	542.1	0.26%
Roast Beef Levittown LLC dba Arby's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/13/2026	1,860.0	163.7	180.8	0.09%
Imaginarium Foods LLC,	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2042	1,506.9	373.3	421.0	0.20%
Total SBA Guaranteed Performing Investments					$19,031.4	$10,262.3	$11,512.3	5.51%

Total SBA Unguaranteed and Guaranteed Investments					$269,575.8	$230,046.5	$222,983.5	106.64%

Controlled Investments (5)
Advanced Cyber Security Systems, LLC (6), (16)	Data processing, hosting and related services.	50% Membership Interest	—%	—	—	—	—	—%
		Term Loan	3%	December 2014	1,120.0	381.0	—	—%
*Automated Merchant Services, Inc. (7), (16)	Data processing, hosting and related services.	100% Common Stock	—%	—	—	—	—	—%
CDS Business Services, Inc. (8)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Common Stock	—%	—	—	4,428.0	750.0	0.36%
		Line of Credit	Prime Plus 2.5%	August 2018	2,690.0	2,690.0	2,690.0	1.29%
CrystalTech Web Hosting, Inc. (11)	Data processing, hosting and related services.	100% Common Stock	—%	—	—	8,434.0	20,109.0	9.62%
*Fortress Data Management, LLC (16)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	—	—	—%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Newtek Insurance Agency, LLC (13) (16)	Insurance Carriers and Related Activities	100% Membership Interests	—%	—	—	—	2,500.0	1.20%
PMTWorks Payroll, LLC (9)	Data processing, hosting and related services.	100% Membership Interests	—%	—	—	725.1	860.0	0.41%
		Term Loan	10%-12%	Various maturities through May 2018	1,685.0	1,685.0	1,185.0	0.57%
Secure CyberGateway Services, LLC (10), (16)	Data processing, hosting and related services.	66.7% Membership Interests	—%	—	—	—	—	—%
		Term Loan	7%	June 2017	2,400.0	300.0	—	—%
Small Business Lending, LLC. (12) (16)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	—	3,300.0	1.58%
Titanium Asset Management LLC (15) (16)	Administrative and Support Services	100% Membership Interest	—%	—	—	—	—	—%
		Term Loan	3%	July 2017	2,200.0	660.4	508.1	0.24%
ADR Partners, LLC dba banc-serv Partners, LLC (12)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	5,260.3	5,400.0	2.58%
*Summit Systems and Designs, LLC (14) (16)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	—	—	—%
Premier Payments LLC (11)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	16,438.0	21,000.0	10.04%
Universal Processing Services of Wisconsin, LLC (11) (16)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	—	63,000.0	30.13%
Total Controlled Investments					$10,095.0	$41,001.8	$121,302.1	58.01%

Non-control/Non-affiliate Investments
Excel WebSolutions, LLC	Data processing, hosting and related services.	Term Loan	10%	September 2018	$1,020.2	$903.5	$903.5	0.43%
		Warrants	—%	—	—	—	—	—%
					$1,020.2	$903.5	$903.5	0.43%

Investments in Money Market Funds
UBS Select Treasury Institutional Fund - 0.29% yield					9.6	9.6	9.6	—%
Peapack Gladstone High Yield IMMA - 0.30% yield					25.8	25.8	25.8	0.01%
Total Money Market Funds					35.4	35.4	35.4	0.02%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Total Investments					$280,726.4	$271,987.2	$345,224.5	165.10%

See accompanying notes to unaudited condensed consolidated financial statements

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

See accompanying notes to unaudited condensed consolidated financial statements

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

See accompanying notes to unaudited condensed consolidated financial statements

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

The accompanying notes to the unaudited condensed consolidated financial statements should be read in conjunction with Newtek’s Annual Report for the year ended December 31, 2016 on Form 10-K. The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with U.S. GAAP. In the opinion of management, the condensed consolidated financial statements reflect all adjustments and reclassifications that are necessary for the fair presentation of financial results as of and for the periods presented. The results of operations for an interim period may not give a true indication of the results for the entire year. The December 31, 2016 consolidated statement of assets and liabilities has been derived from the audited financial statements as of that date. All intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation.
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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Invested cash is held exclusively at financial institutions of high credit quality. The Company invests cash not held in interest free checking accounts or bank money market accounts mainly in U.S. Treasury only money market instruments or funds and other investment-grade securities. As of March 31, 2017, cash deposits in excess of insured amounts totaled approximately $14,151,000.
Restricted Cash

Restricted cash includes amounts due on Small Business Administration (“SBA”) loan-related remittances to third parties, cash reserves established as part of a voluntary agreement with the SBA and cash reserves associated with securitization transactions. As of March 31, 2017, total restricted cash was $28,963,000.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions, and would distribute such taxable income in the next tax year. The Company would then pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended March 31, 2017 and 2016, no U.S. federal excise taxes were due.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the net unrealized appreciation generated by the controlled investments held by the Taxable Subsidiaries. Such deferred tax liabilities amounted to $6,551,000 and $5,983,000 at March 31, 2017 and December 31, 2016, respectively, and are recorded as a deferred tax liabilities on the condensed consolidated statements of assets and liabilities. The change in deferred tax liabilities is included as a component of net unrealized appreciation (depreciation) on investments in the condensed consolidated statements of operations.

Share Repurchase Plan

On November 21, 2016 the Company announced that its Board approved a new share repurchase program under which the Company may repurchase up to 200,000 of the Company’s outstanding common shares on the open market. Unless extended or terminated by the Board, the Company expects the termination date for this new repurchase program will be on May 21, 2017. Under the program, purchases may be made at management's discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations.

On May 11, 2016, the Company announced that its Board approved a share repurchase program under which the Company could repurchase up to 150,000 of the Company’s outstanding common shares on the open market. This program terminated on November 11, 2016.

During the three months ended March 31, 2016, the Company repurchased and retired 70,000 common shares in open market transactions for approximately $866,000 as detailed in the table below. This program terminated on June 3, 2016

Purchase date	Number of Shares Purchased	Price per Share	Total
March 10, 2016	10	$12.34	$123
March 18, 2016	20	12.45	249
March 18, 2016	30	12.48	375
March 23, 2016	10	11.88	119
Total	70		$866

Note Repurchase Plan

The Company has a program which allows it to repurchase up to 10%, or $832,400 in aggregate principal amount, of its 7.50% Notes due 2022 and up to 10%, or $4,025,000 in aggregate principal amount, of its 7.00% Notes due 2021 through open market purchases, including block purchases, in such manner as will comply with the provisions of the Investment Company Act of 1940, as amended (the “1940 Act”) and the Exchange Act. Unless extended or terminated by the Board, the Company expects the termination date for the repurchase plan to be on May 21, 2017. The Company did not make any repurchases under this program during the three months ended March 31, 2017.

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

The Company earns servicing income related to the guaranteed portions of SBA loan investments which it sells into the secondary market. These recurring fees are earned daily and recorded when earned. Servicing income is earned for the full term of the loan or until the loan is repaid.

The Company earns a variety of fees from borrowers in the ordinary course of conducting its business, including packaging, legal, late payment and prepayment fees. All other income is recorded when earned. Other income is generally non-recurring in nature and earned as “one time” fees in connection with the origination of new debt investments with non-affiliates.

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

Stock – Based Compensation

The Company accounts for its equity-based compensation plan using the fair value method, as prescribed by ASC Topic 718, Stock Compensation. Accordingly, for restricted stock awards, the Company measures the grant date fair value based upon the market price of the Company’s common stock on the date of the grant and amortizes this fair value to salaries and benefits ratably over the requisite service period or vesting term.

Recently Adopted Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” which intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted this standard with respect to its accounting for share based payments.

New Accounting Standards

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force),” which requires that the statement of cash flow explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those periods. Early adoption is permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements and disclosures.

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
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 3—INVESTMENTS:

Investments, all of which are in portfolio companies in the United States, consisted of the following at:

	March 31, 2017		December 31, 2016
	Cost	Fair Value	Cost	Fair Value
Money market funds	$35	$35	$35	$35
Non-affiliate debt investments	239,639	231,679	230,950	223,887
Controlled investments
Equity	35,236	118,409	35,285	116,919
Debt	10,788	8,846	5,716	4,383
Total investments	$285,698	$358,969	$271,986	$345,224
The following table shows the Company's portfolio investments by industry at March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
	Cost	Fair Value	Cost	Fair Value
Data Processing, Hosting and Related Services	$28,837	$106,215	$29,010	$107,180
Food Services and Drinking Establishments	24,648	24,153	21,941	21,702
Amusement, Gambling, and Recreation Industries	18,588	18,938	18,486	18,995
Securities, Commodity Contracts, and Other Financial Investments and Related Activities	18,235	19,761	12,909	12,649
Ambulatory Health Care Services	13,262	12,274	13,068	11,976
Repair and Maintenance	12,333	12,311	12,066	12,228
Professional, Scientific, and Technical Services	13,350	12,433	12,240	11,582
Accommodation	10,399	10,924	9,455	9,849
Specialty Trade Contractors	8,377	7,664	8,311	7,595
Merchant Wholesalers, Durable Goods	6,423	6,255	6,211	5,989
Truck Transportation	9,187	8,528	7,469	6,938
Food and Beverage Stores	5,062	4,979	5,221	5,194
Heavy and Civil Engineering Construction	4,249	4,132	4,328	4,209
Fabricated Metal Product Manufacturing	5,479	5,457	5,922	5,961
Administrative and Support Services	5,936	5,292	6,379	5,727
Social Assistance	5,554	5,577	4,903	4,905
Motor Vehicle and Parts Dealers	5,245	5,294	5,059	5,051
Food Manufacturing	5,807	5,302	5,596	4,873
Transit and Ground Passenger Transportation	2,249	2,058	1,836	1,703
Clothing and Clothing Accessories Stores	3,602	3,537	4,221	4,134
Personal and Laundry Services	5,792	5,648	4,255	4,206
Gasoline Stations	6,257	5,790	5,938	5,570
Printing and Related Support Activities	3,644	3,280	3,547	3,183
Insurance Carriers and Related Activities	1,023	3,530	1,126	3,631
Other	62,125	59,602	62,454	60,159
Total	$285,663	$358,934	$271,951	$345,189

NOTE 4—TRANSACTIONS WITH AFFILIATED COMPANIES AND RELATED PARTY TRANSACTIONS:

Transactions with Affiliated Companies

An affiliated company is an entity in which the Company has an ownership of 5% or more of its voting securities. A controlled affiliate is an entity in which the Company owns more than 25% of its voting securities. Transactions related to our investments with controlled companies for the three months ended March 31, 2017 were as follows:

Portfolio Company	Fair Value at December 31, 2016	Purchases (cost)	Principal received (cost)	Net realized gains/(losses)	Net unrealized gains/(losses)	Fair Value at March 31, 2017	Interest and other income	Dividend income
Controlled Investments
Small Business Lending, LLC	$3,300	$—	$—	$—	$—	$3,300	$—	$100
PMTWorks Payroll, LLC	2,045	—	—	—	(1,395)	650	45	—
Universal Processing Services of Wisconsin, LLC	63,000	—	—	—	1,000	64,000	—	1,750
CrystalTech Web Hosting, Inc.	20,109	—	(50)	—	(350)	19,709	—	—
CDS Business Services, Inc.	3,440	5,422	(855)	—	1,750	9,757	76	—
Titanium Asset Management LLC	508	—	(279)	—	(27)	202	4	—
Premier Payments LLC	21,000	—	—	—	—	21,000	—	450
Newtek Insurance Agency, LLC	2,500	—	—	—	—	2,500	—	—
banc-serv Partners, LLC	5,400	—	—	—	—	5,400	—	—
Excel WebSolutions LLC	904	—	(120)	—	(47)	737	22	—
Total Controlled Investments	$122,206	$5,422	$(1,304)	$—	$931	$127,255	$147	$2,300

Prior to January 2017, Excel WebSolutions LLC (“EWS”) was a non-control/non-affiliate investment. During the three months ended March 31, 2017, the Company exercised warrants to purchase a 50% membership interest in EWS. Interest, fees, and dividends attributable to the investment in EWS that were credited to income prior to January 2017 are included in investment income from non-affiliate investments on the condensed consolidated statements of operations.

Related Party Transactions

Notes Payable - Related Parties

In June 2015, the Company entered into an unsecured revolving line of credit agreement with Universal Processing Services of Wisconsin, LLC (“UPSW”) and CrystalTech Web Hosting, Inc. (“NTS”). The maximum borrowings under the line of credit are $38,000,000. The outstanding balance bears interest at a rate equal to (a) the greater of LIBOR or 50 basis points plus (b) 7% or at a rate equal to (y) the greater of the Prime Rate or 3.5%, plus (z) 6%. At March 31, 2017, there were no borrowings outstanding. Interest expense for the three months ended March 31, 2017 and 2016 was $9,000 and $122,000, respectively.

Expenses Incurred from Controlled Portfolio Companies

The Company incurs expenses from certain controlled portfolio companies including managed technology services from NTS, loan processing and closing expenses from various related parties and payroll processing fees from PMTWorks Payroll, LLC (“PMT”).

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Managed technology services	$252	$211
Loan processing and closing	10	9
Payroll processing	9	5

Beginning in April 2016, the Company began sub-leasing portions of its office space in Lake Success, New York to certain portfolio companies. Amounts charged for the three months ended March 31, 2017 were as follows:

Portfolio Company	Three Months Ended March 31, 2017
Small Business Lending, LLC	$23
CDS Business Services, Inc.	18
PMTWorks Payroll, LLC	11
Universal Processing Services of Wisconsin, LLC	32
Newtek Insurance Agency, LLC	18
Titanium Asset Management LLC	4
Premier Payments LLC	14
Total	$120

Amounts due from related parties and due to related parties were $4,384,000 and $934,000, respectively at March 31, 2017. Amounts due from related parties and due to related parties were $3,748,000 and $1,227,000, respectively at December 31, 2016.

Managerial Assistance Fees from Controlled Investments

The Company offers managerial assistance to all portfolio companies and currently provides managerial assistance to certain controlled portfolio companies. Amounts are charged based on estimates of time and effort spent by certain employees providing managerial services for certain controlled portfolio companies. Fees are recorded on a quarterly basis, are recurring in nature and charged at an arms length basis. The table below summarizes amounts charged to each controlled affiliate for the three months ended March 31, 2017 and 2016. The amounts are recorded as a credit to salaries and benefits in the condensed consolidated statements of operations.

Portfolio Company	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Universal Processing Services of Wisconsin, LLC	$115	$107
CrystalTech Web Hosting, Inc.	131	179
PMTWorks Payroll, LLC	23	25
Newtek Insurance Agency, LLC	52	65
Summit Systems and Designs, LLC	11	11
The Secure CyberGateway, LLC	2	—
Premier Payments LLC	55	41
CDS Business Services, Inc.	5	—
banc-serv Partners, LLC	45	—
Small Business Lending, LLC	106	230
Total	$545	$658

NOTE 5—SERVICING ASSETS:
Servicing assets are measured at fair value. The Company earns servicing fees from the SBA 7(a) loans it originates.
The following table summarizes the fair value and valuation assumptions related to servicing assets at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Fair Value	$17,096	$16,246
Discount factor (1)	12.20%	12.20%
Cumulative prepayment rate	18.50%	18.50%
Average cumulative default rate	20.00%	20.00%
(1) Determined based on risk spreads and observable secondary market transactions.
Servicing fee income earned for the three months ended March 31, 2017 and 2016 was $1,646,000 and $1,371,000, respectively.
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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three months ended March 31, 2017 or 2016. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

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

The following tables present fair value measurements of the Company’s assets measured at fair value and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values as of March 31, 2017 and December 31, 2016:

	Fair Value Measurements at March 31, 2017 Using:
	Total	Level 1	Level 2	Level 3
Assets:
Investments in money markets funds	$35	$35	$—	$—
SBA unguaranteed non-affiliate investments	219,582	—	—	219,582
SBA guaranteed non-affiliate investments	12,097	—	12,097	—
Controlled investments	127,255	—	—	127,255
Other real estate owned (1)	866	—	866	—
Non-control/non-affiliate investments	—	—	—	—
Servicing assets	17,096	—	—	17,096
Total assets	$376,931	$35	$12,963	$363,933

(1) Included in Other Assets on the unaudited Condensed Consolidated Statements of Assets and Liabilities

For the three months ended March 31, 2017, the change in unrealized appreciation (depreciation) included in the condensed consolidated statements of operations attributable to Level 3 investments still held at March 31, 2017 includes $944,000 in unrealized appreciation on SBA unguaranteed non-affiliate investments, $931,000 in unrealized appreciation on controlled investments and $609,000 in unrealized depreciation on servicing assets.

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

(1) Included in Other Assets on the Condensed Consolidated Statements of Assets and Liabilities

The following table represents the changes in investments and servicing assets measured at fair value using Level 3 inputs for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017
	SBA Unguaranteed Investments	Controlled Investments	Non-Control/Non-Affiliate Investments	Servicing Assets
Fair value, beginning of period	$211,471	$121,302	$904	$16,246
Net change in unrealized appreciation (depreciation)	(556)	931	—	(609)
SBA unguaranteed non-affiliate investments, funded	18,598	—	—	—
Foreclosed real estate acquired	(62)	—	—	—
Funding of investments	—	5,422	—	—
Transfer of Excel WebSolutions, LLC from non-control/non-affiliate to Controlled Investments	—	904	(904)	—
Purchase of loan portfolio	175	—	—	—
Return of investment	—	(50)	—	—
Principal payments received on debt investments	(10,044)	(1,254)	—	—
Additions to servicing assets	—	—	—	1,459
Fair value, end of period	$219,582	$127,255	$—	$17,096

	Three Months Ended March 31, 2016
	SBA Unguaranteed Investments	Controlled Investments	Non-Control/Non-Affiliate Investments	Servicing Assets
Fair value, beginning of period	$158,355	$104,376	$1,824	$13,042
Net change in unrealized appreciation (depreciation)	(1,026)	3,690	(17)	(403)
SBA unguaranteed non-affiliate investments, funded	13,358	—	—	—
Foreclosed real estate acquired	(83)	—	—	—
Transfer from due from related parties	—	435	—	—
Principal payments received on debt investments	(3,818)	(1,300)	(361)	—
Additions to servicing assets	—	—	—	1,005
Fair value, end of period	$166,786	$107,201	$1,446	$13,644

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements as of March 31, 2017 and December 31, 2016. In addition to the techniques and inputs noted in the table below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements at March 31, 2017 and December 31, 2016.

					Range
	Fair Value as of March 31, 2017	Valuation Techniques	Unobservable Input	Weighted Average	Minimum	Maximum
Assets:
SBA unguaranteed non-affiliate investments - performing loans	$211,432	Discounted cash flow	Market yields	5.50%	5.50%	5.50%
SBA unguaranteed non-affiliate investments - non-performing loans	$8,150	Discounted cash flow	Market yields	5.90%	5.90%	5.90%
Controlled equity investments (A)(B)	$118,409	Market comparable companies	EBITDA multiples(B)	6.00x	3.16x	6.75x
		Market comparable companies	Revenue multiples(B)	1.21x	0.61x	2.50x
		Discounted cash flow	Weighted average cost of capital(B)	12.40%	11.00%	15.70%
Controlled debt investments	$7,907	Discounted cash flow	Market yields	6.79%	6.50%	10.00%
	$939	Liquidation value	Asset value	N/A	N/A	N/A
Servicing assets	$17,096	Discounted cash flow	Market yields	12.20%	12.20%	12.20%

(A) In determining the fair value of the Company's controlled equity investments as of March 31, 2017, the proportion of the market comparable companies valuation technique and the discounted cash flow valuation technique were 45.3% and 54.7%, respectively, on a weighted average basis.

(B) The Company valued $107,209,000 of investments using an equal weighting of EBITDA and revenue multiples and in the overall valuation approach which included the use of market comparable companies. The Company valued $11,200,000 of investments using only discounted cash flows.

					Range
	Fair Value as of December 31, 2016	Valuation Techniques	Unobservable Input	Weighted Average	Minimum	Maximum
Assets:
SBA unguaranteed non-affiliate investments - performing loans	$202,887	Discounted cash flow	Market yields	5.50%	5.50%	5.50%
SBA unguaranteed non-affiliate investments - non-performing loans	$8,584	Discounted cash flow	Market yields	6.19%	6.19%	6.19%
Controlled equity investments (A)(B)	$116,919	Market comparable companies	EBITDA multiples(B)	6.10x	3.01x	6.99x
		Market comparable companies	Revenue multiples(B)	1.21x	0.62x	3.08x
		Discounted cash flow	Weighted average cost of capital(B)	12.57%	11.00%	15.30%
Controlled debt investments	$3,875	Discounted cash flow	Market yields	7.05%	5.75%	10.00%
	$508	Liquidation value	Asset value	N/A	N/A	N/A
Non-control/non-affiliate debt investments	$904	Liquidation value	Asset value	N/A	N/A	N/A
Servicing assets	$16,246	Discounted cash flow	Market yields	12.20%	12.20%	12.20%

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

NOTE 7—BORROWINGS:

At March 31, 2017 and December 31, 2016, the Company's borrowings were comprised of the following:

	March 31, 2017			December 31, 2016
	Commitments	Borrowings Outstanding	Weighted Average Interest Rate	Commitments	Borrowings Outstanding	Weighted Average Interest Rate
Capital One line of credit - guaranteed (1)	$50,000	$18,300	5.00%	$50,000	$5,100	4.50%
Capital One line of credit - unguaranteed (1)	—	—	—%	—	—	—%
Notes due 2021	40,250	38,853	7.00%	40,250	38,767	7.00%
Notes due 2022	8,324	7,874	7.50%	8,324	7,853	7.50%
Note payable - related parties	38,000	—	—%	38,000	1,400	7.67%
Notes payable - Securitization Trusts	112,081	109,484	3.95%	120,945	118,122	3.79%
Total	$248,655	$174,511	4.91%	$257,519	$171,242	4.75%

(1) Total combined commitments of the guaranteed and unguaranteed lines of credit are $50,000,000 at March 31, 2017 and December 31, 2016.

Outstanding borrowings under the Notes due 2022, Notes due 2021 and Notes payable - Securitization Trusts consisted of the following:

	March 31, 2017			December 31, 2016
	Notes Due 2022	Notes Due 2021	Notes Payable- Securitization Trusts	Notes Due 2022	Notes Due 2021	Notes Payable- Securitization Trusts
Principal	$8,324	$40,250	$112,081	$8,324	$40,250	$120,945
Unamortized debt issuance costs	(450)	(1,397)	(2,597)	(471)	(1,483)	(2,823)
Net carrying amount	$7,874	$38,853	$109,484	$7,853	$38,767	$118,122

At March 31, 2017 and December 31, 2016, the carrying amount of the Company's borrowings under the Capital One lines of credit, Notes payable - related parties and Notes payable - Securitization trusts, approximates fair value due to their variable interest rates.

The fair value of the fixed rate Notes due 2022 and Notes due 2021 is based on the closing public share price on the date of measurement. On March 31, 2017, the closing price of the Notes due 2022 was $26.52 per note, or $8,830,000. On March 31, 2017, the closing price of the Notes due 2021 was $25.37 per note, or $40,846,000. These borrowings are not recorded at fair value on a recurring basis.
Total interest expense including unused line fees and amortization of deferred financing costs related to borrowings for the three months ended March 31, 2017 and 2016 was $2,524,000 and $1,488,000, respectively.
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
Guarantees
The Company is a guarantor on a bank line of credit held at CDS Business Services, Inc. d/b/a Newtek Business Credit Solutions (“NBCS”), a controlled portfolio company. Maximum borrowings under the line of credit are $15,000,000 with a maturity date of February 2018. At March 31, 2017, total principal owed by NBCS was $10,865,000. In addition, the Company deposited $750,000 to collateralize the guarantee. On August 27, 2015, NBCS entered into Amendment No. 2 (the “Amendment”) to the Loan and Security Agreement, dated February 28, 2011 (as amended through August 27, 2015, including the Amendment, the “Agreement”), by and between Sterling National Bank (“Sterling”) and NBCS. The Amendment permits NBCS to use a portion of the warehouse line of credit provided by Sterling under the Agreement to fund inventory financing arrangements NBCS may provide to its clients. The Amendment also removed certain restrictions placed upon the Company in connection with its guaranty of the credit facility provided under the Agreement. At March 31, 2017, the Company determined that it is not probable that payments would be required to be made under the guarantee.

NBCS also entered into an additional Loan and Security Agreement with Sterling on August 27, 2015 (the “504 Loan Agreement”), pursuant to which Sterling and any future participant lenders agreed to provide NBCS another line of credit to fund SBA 504 loans extended by NBCS (the “504 Facility”). Maximum borrowings under the 504 Facility are $35,000,000, depending upon syndication. At March 31, 2017, total principal owed by NBCS was $2,311,000. The 504 Loan Agreement specifies certain events of default, pursuant to which all outstanding amounts under the 504 Facility could become immediately due and payable. In addition, the Company has guaranteed NBCS’ obligations under the 504 Loan Agreement, pursuant to a Guaranty dated as of August 27, 2015. At March 31, 2017, the Company determined that it is not probable that payments would be required to be made under the guarantee.

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

The Company, Newtek Business Services Holdco 1, Inc., a wholly owned subsidiary of the Company (“Intermediate Holdings”), and certain subsidiaries of Intermediate Holdings party to the Agreement from time to time, have agreed to guarantee the repayment of the Facility and are parties to the Agreement as “Guarantors” thereunder. At March 31, 2017, $22,000,000 was outstanding under this Facility. At March 31, 2017, the Company determined that it is not probable that payments would be required to be made under the guarantee.

NOTE 9—FINANCIAL HIGHLIGHTS:

The financial highlights for the Company are as follows:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Per share data (1)
Net asset value at beginning of period	$14.30	$14.06
Dividends from capital gains	(0.36)	(0.35)
Net investment loss	(0.13)	(0.10)
Net realized gain on investments	0.53	0.44
Net unrealized appreciation on investments	0.03	0.19
Net unrealized depreciation on servicing assets	(0.04)	(0.03)
Stock compensation	0.02	—
Change in provision for deferred taxes	(0.03)	(0.11)
Other	(0.01)	—
Net asset value at end of period	$14.31	$14.10

Per share market value at end of period	$16.98	$12.50
Total return based on market value (3)	9.06%	(7.47)%
Total return based on average net asset value (2)(3)(4)	10.35%	10.98%
Shares outstanding at end of period (in thousands)	17,220	14,452

Ratios/Supplemental Data:
Ratio of expenses to average net assets (2)	19.47%	16.04%
Ratio of net investment loss to average net assets	(3.68)%	(0.68)%
Net assets at end of period	$246,364	$203,762
Average debt outstanding	$172,877	$133,092
Average debt outstanding per share	$10.04	$9.21
Asset coverage ratio	241%	251%
Portfolio turnover	26.26%	23.92%

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

The Company's Board approves the issuance of shares of restricted stock to employees and directors pursuant to the Company’s 2015 Equity Incentive Plan (the “Equity Incentive Plan”). These shares generally vest over a one or two year period from the grant date. The fair value is expensed over the service period, starting on the grant date. The following table summarizes the restricted stock issuances under the Equity Incentive Plan, net of shares forfeited, if any, and the remaining shares of restricted stock available for issuance as of March 31, 2017.

Restricted Stock authorized under the plan (1)	1,500,000
Less net restricted stock granted during:
Year ended December 31, 2016	(120,933)
Three months ended March 31, 2017	—
Restricted stock available for issuance as of March 31, 2017	1,379,067

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

For the three months ended March 31, 2017 the Company recognized total stock-based compensation expense of $385,000. No stock-based compensation expense was recognized for the three months ended March 31, 2016.

As of March 31, 2017, there was $696,000 of total unrecognized compensation expense related to unvested restricted shares. This compensation expense is expected to be recognized over a remaining weighted-average period of approximately 0.71 years as of March 31, 2017.

NOTE 11—EARNINGS PER SHARE:

The following table summarizes the calculations for the net increase in net assets per common share for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Net increase in net assets	$5,904	$5,604
Weighted average shares outstanding	16,383	14,509
Net increase in net assets per common share	$0.36	$0.39

NOTE 12—DIVIDENDS AND DISTRIBUTIONS:

The Company's dividends and distributions are recorded on the declaration date. The following table summarizes the Company's dividend declarations and distributions during the three months ended March 31, 2017 and 2016.

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
March 31, 2017
March 6, 2017	March 20, 2017	March 31, 2017	$0.36	$6,062	6	$89

March 31, 2016
February 25, 2016	March 22, 2016	March 31, 2016	$0.35	$4,708	29	$362

During the three months ended March 31, 2017, an additional 2,700 shares valued at $46,000 were issued related to dividends from unvested restricted stock awards.
NOTE 13—SUPPLEMENTAL FINANCIAL DATA:
Summarized Financial Information of Our Unconsolidated Subsidiaries

The Company holds a controlling interest, as defined by the 1940 Act, as amended, in portfolio companies that are not consolidated in the Company's condensed consolidated financial statements. Below is a brief description of a portfolio company that is required to have supplemental disclosure incorporated in our financial statements in accordance with Regulation S-X section 4-08(g), along with summarized financial information as of March 31, 2017 and 2016.

Universal Processing Services of Wisconsin, LLC

UPSW markets credit and debit card processing services, check approval services and ancillary processing equipment and software to merchants who accept credit cards, debit cards, checks and other non-cash forms of payment. The Company earned $1,750,000 in dividend income from UPSW and recorded $1,000,000 in unrealized appreciation, respectively, for the three months ended March 31, 2017. The Company earned $1,300,000 in dividend income from UPSW and recorded $2,800,000 in unrealized appreciation, respectively, for the three months ended March 31, 2016.

The summarized financial information of our unconsolidated subsidiary is as follows:

Balance Sheets - Universal Processing Services of Wisconsin, LLC	As of March 31, 2017	As of December 31, 2016
Current assets	$12,192	$11,522
Noncurrent assets	3,485	4,907
Total assets	$15,677	$16,429
Current liabilities	4,608	5,619
Noncurrent liabilities	16,487	16,432
Total liabilities	$21,095	$22,051
Total deficit	$(5,418)	$(5,622)

Statements of Income - Universal Processing Services of Wisconsin, LLC	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Revenue	$27,036	$24,470
Expenses	25,019	22,856
Income from operations	$2,017	$1,614
Interest (expense) income, net	(401)	(301)
Income before tax	$1,616	$1,313

NOTE 14—SUBSEQUENT EVENTS:

Portfolio Company Developments

On April 6, 2017, the Company invested in 100% of the common stock of a new wholly owned, controlled portfolio company, International Professional Marketing, Inc. (“IPM”). IPM provides consulting, design and implementation of technology solutions for enterprise and commercial clients. Total consideration paid by the Company was $11,120,000 and consisted of $1,000,000 in restricted shares of Newtek common stock and $8,752,000 in cash, with the $1,368,000 balance to be paid in cash in two equal installments in 2018 and 2019 based on IPM attaining specific EBITDA levels for 2017 and 2018.

Quarterly Dividend

On May 4, 2017 the Company declared a quarterly cash dividend of $0.40 per share payable on June 30, 2017 to shareholders of record as of May 31, 2017. The dividend will be paid in cash or shares of the Company's common stock through participation in the Company's dividend reinvestment plan, at the election of shareholders.

Newtek Business Services Corp. and Subsidiaries
Schedule of Investments In and Advances to Affiliates
Three Months Ended March 31, 2017

Portfolio Company/Type of Investment (1)	Amount of Interest, Fees or Dividends Credited in Income	Fair Value at December 31, 2016	Gross Additions (2)	Gross Reductions (3)	Fair Value at March 31, 2017
Control Investments

Advanced Cyber Security Systems, LLC
50% Membership Interest	$—	$—	$—	$—	$—
Term Loan	—	—	—	—	—

Automated Merchant Services, Inc.
100% Common Stock	—	—	—	—	—

CDS Business Services, Inc.
100% Common Stock	—	750	1,750	—	2,500
Line of Credit	76	2,690	5,422	(855)	7,257

CrystalTech Web Hosting, Inc.
100% Common Stock	—	20,109	—	(400)	19,709

Fortress Data Management, LLC
100% Membership Interest	—	—	—	—	—

Newtek Insurance Agency, LLC
100% Membership Interest	—	2,500	—	—	2,500

PMTWorks Payroll, LLC
100% Membership Interest	—	860	—	(860)	—
Term Loans	45	1,185	—	(535)	650

Secure CyberGateway Services, LLC
66.7% Membership Interest	—	—	—	—	—
Term Loan	—	—	—	—	—

Premier Payments LLC
100% Membership Interest	450	21,000	—	—	21,000

Small Business Lending, LLC
100% Membership Interest	100	3,300	—	—	3,300

banc-serv Partners, LLC
100% Membership Interest		5,400		—	5,400

Excel WebSolutions LLC (4)
Term Loans	22	904	—	(166)	738
50% Membership Interest	—	—	—	—	—

Portfolio Company/Type of Investment (1)	Amount of Interest, Fees or Dividends Credited in Income	Fair Value at December 31, 2016	Gross Additions (2)	Gross Reductions (3)	Fair Value at March 31, 2017

Titanium Asset Management, LLC
100% Membership Interest	—	—	—	—	—
Term Loans	4	508		(307)	201

Summit Systems and Designs, LLC
100% Membership Interest	—	—	—	—	—

Universal Processing Services of Wisconsin, LLC
100% Membership Interest	1,750	63,000	1,000	—	64,000

Total Control Investments	$2,447	$122,206	$8,172	$(3,123)	$127,255

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
(4) Prior to January 2017, EWS was a non-control/non-affiliate investment.

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

The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes and other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under Item 1A-“Risk Factors” of Part II of this quarterly report on Form 10-Q, Item 1A-“Risk Factors” of our annual report on Form 10-K filed with the SEC on March 13, 2017 and under “Forward-Looking Statements” of this Item 2.
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

In April 2017, Wilshire New York Partners IV, LLC and Wilshire New York Partners V, LLC received notice from the State of New York that the Company's request to be decertified as a Capco had been granted. The State of New York acknowledged that the Company had met the required level of qualified investments and satisfied all investment obligations.

On April 6, 2017, we invested in 100% of the common stock of a new wholly owned, controlled portfolio company, International Professional Marketing, Inc. (“IPM”). IPM provides consulting, design and implementation of technology solutions for enterprise and commercial clients. Total consideration paid by the Company was $11,120,000 and consisted of $1,000,000 in restricted shares of Newtek common stock and $8,752,000 in cash, with the $1,368,000 balance to be paid in cash in two equal installments in 2018 and 2019 based on IPM attaining specific EBITDA levels for 2017 and 2018.

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
Guarantees
The Company is a guarantor on a bank line of credit held at NBCS. Maximum borrowings under the line of credit are $15,000,000 with a maturity date of February 2018. At March 31, 2017, total principal owed by NBCS was $10,865,000. In addition, the we deposited $750,000 to collateralize the guarantee. On August 27, 2015, NBCS entered into Amendment No. 2 (the “Amendment”) to the Loan and Security Agreement, dated February 28, 2011 (as amended through August 27, 2015, including the Amendment, the “Agreement”), by and between Sterling National Bank (“Sterling”) and NBCS. The Amendment permits NBCS to use a portion of the warehouse line of credit provided by Sterling under the Agreement to fund inventory financing arrangements NBCS may provide to its clients. The Amendment also removed certain restrictions placed upon the us in connection with its guaranty of the credit facility provided under the Agreement. At March 31, 2017, we determined that it is not probable that payments would be required to be made under the guarantee.

NBCS also entered into an additional Loan and Security Agreement with Sterling on August 27, 2015 (the “504 Loan Agreement”), pursuant to which Sterling and any future participant lenders agreed to provide NBCS another line of credit to fund SBA 504 loans extended by NBCS (the “504 Facility”). Maximum borrowings under the 504 Facility are $35,000,000, depending upon syndication. At March 31, 2017, total principal owed by NBCS was $2,311,000. The 504 Loan Agreement specifies certain events of default, pursuant to which all outstanding amounts under the 504 Facility could become immediately due and payable. In addition, we have guaranteed NBCS’ obligations under the 504 Loan Agreement, pursuant to a Guaranty dated as of August 27, 2015. At March 31, 2017, we determined that it is not probable that payments would be required to be made under the guarantee.

On June 23, 2015, UPSW and NTS (together, the “Borrowers”), each a controlled portfolio company, entered into a Credit and Guaranty Agreement (the “Agreement”), dated June 23, 2015, with Goldman Sachs Bank USA (“GS Bank”), as Administrative Agent, Collateral Agent and Lead Arranger, pursuant to which GS Bank agreed to extend the Borrowers a term loan facility up to an aggregate principal amount of $38,000,000 (the “Facility” and each term loan made thereunder, a “Term Loan”). On September 18, 2015, the Agreement was amended to add Premier Payments LLC (“Premier”) as a borrower. The Company, Newtek Business Services Holdco 1, Inc., a wholly owned subsidiary of the Company (“Intermediate Holdings”), and certain subsidiaries of Intermediate Holdings party to the Agreement from time to time, have agreed to guarantee the repayment of the Facility and are parties to the Agreement as “Guarantors” thereunder. At March 31, 2017, $22,000,000 was outstanding under this Facility. At March 31, 2017, we determined that it is not probable that payments would be required to be made under the guarantee.

Loan Portfolio Asset Quality and Composition
The following tables set forth distribution by business type of the Company’s SBA 7(a) loan portfolio at March 31, 2017 and December 31, 2016, respectively (in thousands):
As of March 31, 2017

Distribution by Business Type
Business Type	# of Loans	Balance	Average Balance	% of Balance
Existing Business	981	$186,561	$190	81.5%
Business Acquisition	174	29,603	170	12.9%
Start-Up Business	134	12,741	95	5.6%
Total	1,289	$228,905	$178	100.0%
As of December 31, 2016

Distribution by Business Type
Business Type	# of Loans	Balance	Average Balance	% of Balance
Existing Business	921	$177,430	$193	80.7%
Business Acquisition	169	30,454	180	13.9%
Start-Up Business	138	11,900	86	5.4%
Total	1,228	$219,784	$179	100.0%
The following tables set forth distribution by borrower’s credit score of the Company’s SBA 7(a) loan portfolio at March 31, 2017 and December 31, 2016, respectively (in thousands):
As of March 31, 2017

Distribution by Borrower Credit Score
Credit Score	# of Loans	Balance	Average Balance	% of Balance
500 to 550	17	$2,017	$119	0.9%
551 to 600	41	7,775	190	3.4%
601 to 650	171	33,909	198	14.8%
651 to 700	362	68,084	188	29.7%
701 to 750	385	69,574	181	30.4%
751 to 800	263	42,049	160	18.4%
801 to 850	39	3,630	93	1.6%
Not available	11	1,867	170	0.8%
Total	1,289	$228,905	$178	100.0%

As of December 31, 2016

Distribution by Borrower Credit Score
Credit Score	# of Loans	Balance	Average Balance	% of Balance
500 to 550	17	$2,036	$120	0.9%
551 to 600	38	6,748	178	3.1%
601 to 650	160	32,912	206	15.0%
651 to 700	344	64,923	189	29.5%
701 to 750	372	67,006	180	30.5%
751 to 800	250	39,600	158	18.0%
801 to 850	40	4,124	103	1.9%
Not available	7	2,435	348	1.1%
Total	1,228	$219,784	$179	100.0%
The following tables set forth distribution by primary collateral type of the Company’s SBA 7(a) loan portfolio at March 31, 2017 and December 31, 2016, respectively (in thousands):
As of March 31, 2017

Distribution by Primary Collateral Type
Collateral Type	# of Loans	Balance	Average Balance	% of Balance
Commercial Real Estate	631	$141,667	$225	61.9%
Machinery and Equipment	205	37,027	181	16.2%
Residential Real Estate	270	21,019	78	9.2%
Other	47	14,587	310	6.4%
Accounts Receivable and Inventory	86	12,485	145	5.5%
Liquid Assets	16	716	45	0.3%
Furniture and Fixtures	11	552	50	0.2%
Unsecured	23	852	37	0.3%
Total	1,289	$228,905	$178	100.0%
As of December 31, 2016

Distribution by Primary Collateral Type
Collateral Type	# of Loans	Balance	Average Balance	% of Balance
Commercial Real Estate	589	$133,263	$226	60.6%
Machinery and Equipment	201	37,426	186	17.0%
Residential Real Estate	264	21,211	80	9.7%
Other	45	13,822	307	6.3%
Accounts Receivable and Inventory	80	12,075	151	5.5%
Liquid Assets	15	667	44	0.3%
Unsecured	23	883	38	0.4%
Furniture and Fixtures	11	437	40	0.2%
Total	1,228	$219,784	$179	100.0%

The following tables set forth distribution by days delinquent of the Company’s SBA 7(a) loan portfolio at March 31, 2017 and December 31, 2016, respectively (in thousands):
As of March 31, 2017

Distribution by Days Delinquent
Delinquency Status	# of Loans	Balance	Average Balance	% of Balance
Current	1,165	$203,058	$174	88.7%
1 to 30 days	39	7,471	192	3.3%
31 to 60 days	17	3,957	233	1.7%
61 to 90 days	1	233	233	0.1%
91 days or greater	67	14,186	212	6.2%
Total	1,289	$228,905	$178	100.0%
As of December 31, 2016

Distribution by Days Delinquent
Delinquency Status	# of Loans	Balance	Average Balance	% of Balance
Current	1,119	$199,170	$178	90.6%
1 to 30 days	35	3,680	105	1.7%
31 to 60 days	7	1,570	224	0.7%
61 to 90 days	—	—	—	—%
91 days or greater	67	15,364	229	7.0%
Total	1,228	$219,784	$179	100.0%
Consolidated Results of Operations

As a BDC and a RIC, we are subject to certain constraints on our operations, including limitations imposed by the 1940 Act and the Code.
Comparison of the three months ended March 31, 2017 and 2016
Investment Income

(in thousands)	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	Change
Investment income:
Interest income	$4,382	$2,533	$1,849
Dividend income	2,300	2,293	7
Servicing income	1,646	1,371	275
Other income	665	597	68
Total investment income	$8,993	$6,794	$2,199

Interest Income
The increase in interest income was attributable to the average outstanding performing portfolio of SBA non-affiliate investments increasing to $207,437,000 from $158,140,000 for the three months ended March 31, 2017 and 2016, respectively combined with an increase in the Prime Rate from 3.50% to 3.75% . The increase in the average outstanding performing portfolio resulted from the origination of new SBA non-affiliate investments period over period. In addition, during the three months ended March 31, 2017, we recognized $641,000 of interest income related to accrued non-performing interest owed by one borrower that paid their loan balance in full.
Dividend Income

(in thousands)	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	Change
Universal Processing Services of Wisconsin, LLC (UPSW)	$1,750	$1,300	$450
Premier Payments LLC	450	450	—
CrystalTech Web Hosting, Inc. (NTS)	—	330	(330)
Small Business Lending, LLC (SBL)	100	200	(100)
The Secure CyberGateway, LLC	—	13	(13)
Total dividend income	$2,300	$2,293	$7
Dividend income was flat period over period. We earned $1,750,000 in dividend income from UPSW, representing a $450,000 increase over dividend income earned during the three months ended March 31, 2016. The increase was offset by decreases in dividend income earned from NTS and SBL. During the three months ended March 31, 2017, distributions received from NTS were classified as a return of capital. Dividend income is dependent on portfolio company earnings. Current quarter dividend income may not be indicative of future period dividend income.
NSBF Servicing Portfolio and Related Servicing Income
The following table represents NSBF originated servicing portfolio and servicing income earned for the three months ended March 31, 2017 and 2016:

(in thousands):	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	Change
Total NSBF originated servicing portfolio (1)	$998,871	$797,167	$201,704
Total servicing income earned	$1,646	$1,371	$275
(1) Of this amount, the total average NSBF originated portfolio earning servicing income was $727,256,000 and $590,961,000 for the three months ended March 31, 2017 and 2016, respectively.
The increase in servicing income was attributable to the increase in total portfolio investments for which we earn servicing income. The portfolio earning servicing income increased $136,295,000 period over period. The increase was a direct result of increased investments in SBA non-affiliate investments from March 31, 2016 to March 31, 2017.
Other Income
Other income relates primarily to legal, packaging, prepayment, and late fees earned from SBA loans. The increase was related to an increase in legal and packaging fees earned as a result of the larger dollar volume of loans funded.

Expenses:

(in thousands)	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	Change
Expenses:
Salaries and benefits	$4,651	$3,344	$1,307
Interest	2,530	1,488	1,042
Depreciation and amortization	89	40	49
Other general and administrative costs	3,817	3,302	515
Total expenses	$11,087	$8,174	$2,913
Salaries and Benefits
Salaries and benefits increased $1,307,000 primarily due to an increase in headcount at NSBF. The additional headcount relates primarily to employees performing loan processing, loan closing or loan servicing functions as a result of the increase in loan originations.
During the three months ended March 31, 2017, we recognized $385,000 of stock-based compensation expense related to the grant of restricted stock awards in 2016. No stock-based compensation expense was recognized during the three months ended March 31, 2016.
The increase was also attributable to a $113,000 decrease in managerial assistance fees charged to controlled affiliates which are credited to salaries and benefits.
Interest Expense
The following is a summary of interest expense by facility for the three months ended March 31, 2017 and 2016:

(in thousands)	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	Change
Notes payable - Securitization trusts	$1,411	$959	$452
Bank notes payable	137	217	(80)
Notes due 2022	177	178	(1)
Notes due 2021	790	—	790
Notes payable - related parties	9	122	(113)
Other	6	12	(6)
Total interest expense	$2,530	$1,488	$1,042

In April 2016, we issued $40,250,000 of 7.0% Notes due 2021 (the “2021 Notes”). The Company incurred $790,000 in related interest expense during the three months ended March 31, 2017 on the 2021 Notes. Interest expense related to Notes payable - Securitization Trusts increased as a result of an additional securitization transaction completed in November 2016. The decrease in interest expense on Notes payable - related parties is attributed to a decrease in the average outstanding balance on Notes payable - related parties during the period.
Other General and Administrative Costs
Other general and administrative costs include professional fees, marketing, loan related costs and rent. The increase in other general and administrative costs is primarily related to an increase in loan related costs and rent expense. Loan related costs include referral fees, servicing expenses, appraisal fees, legal fees, search fees and other collateral preservation costs. Loan related costs increase as the number of loans we originate and service increase. At March 31, 2017, our loan portfolio consists of 1,289 SBA 7(a) loans as compared to 1,017 at March 31, 2016. Loan related costs increased $123,000 period over period. Rent expense increased $210,000 period over period. The increase is a result of a $151,000 property tax refund received during the three months ended March 31, 2016 which reduced rent expense. The remaining increase in rent is attributed to the April 2016 move to Lake Success. Other increases were the result of increases in accounting and tax services, as well as managed IT services from a related party.

Net Realized Gains and Net Unrealized Appreciation and Depreciation

Net realized gains or losses on investments are measured by the difference between the net proceeds from the repayment or sale and the cost basis of our investments without regard to unrealized appreciation or depreciation previously recognized and includes investments charged off during the period, net of recoveries. Realized gains for the three months ended March 31, 2017 and 2016 were $8,685,000 and $6,276,000, respectively. We did not recognize any realized losses during the three months ended March 31, 2017 and 2016, respectively. The net change in unrealized appreciation or depreciation on investments reflects the change in portfolio investment fair values during the period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses become realized.

Net Realized Gains on SBA Non-Affiliate Investments

	Three Months Ended
	March 31, 2017		March 31, 2016
(in thousands)	# of Debt Investments	$ Amount	# of Debt Investments	$ Amount
SBA non-affiliate investments funded during the quarter	98	$78,643	102	$56,058
SBA guaranteed non-affiliate investments sold during the quarter	84	$59,813	99	$42,493
Realized gains recognized on sale of SBA guaranteed non-affiliate investments	—	$8,685	—	$6,276
Average sale price as a percent of principal balance (1)	—	112.03%	—	112.41%

(1) Realized gains greater than 110.00% must be split equally with the SBA in accordance with SBA regulations. The realized gains recognized above reflects amounts net of split with the SBA.

Net Unrealized Appreciation (Depreciation) on Investments

(in thousands)	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	Change
Net unrealized appreciation on SBA guaranteed non-affiliate investments	$113	$62	$51
Net unrealized depreciation on SBA unguaranteed non-affiliate investments	(556)	(1,027)	471
Net unrealized appreciation on controlled investments	931	3,690	(2,759)
Change in provision for deferred taxes on unrealized gains on investments	(566)	(1,608)	1,042
Net unrealized depreciation on non-control/non-affiliate investments	—	(16)	16
Total net unrealized (depreciation) appreciation on investments	$(78)	$1,101	$(1,179)

Net unrealized appreciation on SBA guaranteed non-affiliate investments relates to guaranteed portions of SBA debt investments made which the Company sells into a secondary market. Unrealized appreciation of SBA guaranteed investments represents the fair value adjustment to the cost basis of the guaranteed portions of loans which have not yet been sold to reflect the expected sale price of those loans. Unrealized depreciation represents the reversal of unrealized appreciation when the loans are sold.

The decrease in net unrealized depreciation on SBA unguaranteed non-affiliate investments was driven by an increase in the prime rate and assumed prime rate increases combined with a decrease in the discount rate on non-performing SBA unguaranteed investments. The prime rate increased from 3.50% to 4.00% period over period. The discount rate on non-performing SBA unguaranteed investments decreased from 8.37% to 5.90% period over period.

Net Unrealized Appreciation (Depreciation) on Controlled and Non-Control/Non-Affiliate Investments

(in thousands)	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	Change
Universal Processing Services of Wisconsin, LLC (UPSW)	$1,000	$2,800	$(1,800)
CrystalTech Web Hosting, Inc. (NTS)	(350)	—	(350)
Premier Payments LLC (Premier)	—	988	(988)
CDS Business Services, Inc. (NBCS)	1,750	(100)	1,850
PMTWorks Payroll, LLC (PMT)	(1,395)	—	(1,395)
The Secure CyberGateway, LLC	—	2	(2)
Titanium Asset Management LLC	(27)	(16)	(11)
Excel WebSolutions, LLC	(47)	—	(47)
Total net unrealized appreciation (depreciation)	$931	$3,674	$(2,743)

The primary driver of the increases for UPSW were increases in multiples of comparable companies and increases in revenue growth projections for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase at NBCS was a result of growth in its SBA 504 lending program and growth in Accounts Receivable and Inventory Financing programs. The decreases at NTS and PMT were a result of weaker than projected financial performance.

Provision for Deferred Taxes on Unrealized Appreciation of Investments

Certain consolidated subsidiaries are subject to U.S. federal and state income taxes. These taxable subsidiaries are not consolidated with the Company for income tax purposes, but are consolidated for GAAP purposes, and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. During the three months ended March 31, 2017 and 2016, the Company recognized a provision for deferred taxes on unrealized gains of $566,000 and $1,608,000, respectively.

Net Unrealized Depreciation on Servicing Assets

(in thousands)	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	Change
Net unrealized depreciation on servicing assets	$(609)	$(403)	$(206)

The increase in unrealized depreciation on servicing assets is primarily related to the increase in the discount rate from 12.03% to 12.20% and an increase in the cumulative prepayment rate from 15.50% to 18.50% period over period.

Liquidity and Capital Resources
Overview

Our liquidity and capital resources are derived from our Capital One Facility, Notes payable - related parties, 2021 Notes, 2022 Notes, securitization transactions and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our borrowings and the proceeds from the turnover of our portfolio and from public and private offerings of securities to finance our investment objectives. We may raise additional equity or debt capital through both registered offerings off a shelf registration, “At-The-Market”, or ATM, and private offerings of securities.

Public Offerings

ATM Program

On March 20, 2017, we entered into an ATM equity distribution agreement with JMP Securities LLC, Compass Point Research & Trading, LLC, and Ladenburg Thalmann & Co. (each a “Placement Agent” and collectively, the “Placement Agents”). The equity distribution agreement provides that we may offer and sell up to 2,900,000 shares of our common stock from time to time through the Placement Agents. During the three months ended March 31, 2017, we did not sell any shares under the program and, as of March 31, 2017, 2,900,000 shares remain available for issuance and sale under the equity distribution agreement. We intend to use the net proceeds from selling securities under the ATM program for funding investments in debt and equity securities in accordance with our investment objective and strategies. Additionally, we may use net proceeds for general corporate purposes, which include funding investments, repaying any outstanding indebtedness, acquisitions, and other general corporate purposes.

Equity Offerings

In January 2017 we completed a public offering of 2,250,000 shares of our common stock at a public offering price of $15.25 per share and an additional 337,500 shares of common stock at a public offering price of $15.25 per share pursuant to the underwriter's full exercise of the over-allotment option. Proceeds, net of offering costs and expenses were $37,041,000.

Debt Offerings

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

The Base Indenture, as supplemented by the Second Supplemental Indenture, contains certain covenants including covenants requiring the Company to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act, to comply with (regardless of whether it is subject to) the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act as in effect immediately prior to the issuance of the 2021 Notes, and to provide financial information to the holders of the 2021 Notes and the Trustee if the Company should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by the First Supplemental Indenture. The Base Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding 2021 Notes may declare such 2021 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. At March 31, 2017, the Company is in compliance with all covenants related to the 2021 Notes.

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

The Base Indenture, as supplemented by the First Supplemental Indenture, contains certain covenants including covenants requiring the Company to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act, to comply with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act, and to provide financial information to the holders of the 2022 Notes and the Trustee if the Company should no longer be subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by the Second Supplemental Indenture. The Base Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding 2022 Notes may declare such 2022 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. At March 31, 2017, the Company is in compliance with all covenants related to the 2022 Notes.

Capital One Facilities

NSBF has a $50,000,000 million credit facility with Capital One. The facility provides for a 55% advance rate on the non-guaranteed portions of the SBA 7(a) loans it originates, and a 90% advance rate on the guaranteed portions of SBA 7(a) loans it originates. The interest rate on the portion of the facility, collateralized by the government guaranteed portion of SBA 7(a) loans, is set at Prime plus 1.00%, and there is a quarterly facility fee equal to 0.25% on the unused portion of the revolving credit calculated as of the end of each calendar quarter. The interest rate on the portion of the facility, collateralized by the non-guaranteed portion of SBA 7(a) loans, is set at Prime plus 1.875%, and there is a quarterly facility fee equal to 0.25% on the unused portion of the revolving credit calculated as of the end of each calendar quarter. In June 2015, we amended the existing facility to eliminate the fixed charge coverage ratio in exchange for a debt service ratio, new EBITDA minimums, the elimination of restrictions on the our ability to pay dividends to shareholders, as well as the release of the guarantees of our former subsidiaries (now treated as portfolio companies). In addition, the amendment extended the date on which the facility will convert to a term loan from May 16, 2016 to May 16, 2017 and extended the maturity date of the facility to May 16, 2019. NSBF and Capital One have entered into a letter of intent to increase the facility to $75,000,000 with a reduction in the interest rates, subject to SBA approval. At March 31, 2017, we had $0 and $18,300,000 outstanding under the unguaranteed and guaranteed lines of credit, respectively. At March 31, 2017, we were in full compliance with all applicable loan covenants.

Related Party Notes Payable

In June 2015, we entered into an unsecured revolving line of credit agreement with UPSW and NTS. Maximum borrowings under the line of credit are $38,000,000. The outstanding balance bears interest at a rate equal to (a) the greater of LIBOR or 50 basis points plus (b) 7% or at a rate equal to (y) the greater of the Prime Rate or 3.5%, plus (z) 6%. At March 31, 2017, the line of credit bears interest at a rate of 8.0%. The revolving line of credit has a maturity date of June 21, 2019. There were no borrowings outstanding at March 31, 2017.

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

Share Repurchase Plan

On November 21, 2016 the Company announced that its Board approved a new share repurchase program under which the Company may repurchase up to 200,000 of the Company’s outstanding common shares on the open market. Unless extended or terminated by the Board, the Company expects the termination date for this new repurchase program will be on May 21, 2017. Under the program, purchases may be made at management's discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations.

On May 11, 2016, the Company announced that its Board approved a share repurchase program under which the Company could repurchase up to 150,000 of the Company’s outstanding common shares on the open market. This program terminated on November 11, 2016.

During the three months ended March 31, 2016, the Company repurchased and retired 70,000 common shares in open market transactions for approximately $866,000 as detailed in the table below. This program terminated on June 3, 2016

Purchase date	Number of Shares Purchased	Price per Share	Total
March 10, 2016	10	$12.34	$123
March 18, 2016	20	12.45	249
March 18, 2016	30	12.48	375
March 23, 2016	10	11.88	119
Total	70		$866

Note Repurchase Plan

The Company has a program which allows it to repurchase up to 10%, or $832,400 in aggregate principal amount, of its 7.50% Notes due 2022 and up to 10%, or $4,025,000 in aggregate principal amount, of its 7.00% Notes due 2021 through open market purchases, including block purchases, in such manner as will comply with the provisions of the Investment Company Act of 1940, as amended (the “1940 Act”) and the Exchange Act. Unless extended or terminated by the Board, the Company expects the termination date for the repurchase plan to be on May 21, 2017. The Company did not make any repurchases under this program during the three months ended March 31, 2017.
Cash Flows and Liquidity

As of March 31, 2017, the Company’s unused sources of liquidity consisted of $28,938,000 available through the Capital One facility; $19,119,000 available through notes payable with related parties; $5,995,000 in unrestricted cash and $35,000 in money market funds.

Restricted cash of $28,963,000 as of March 31, 2017 is primarily held at NSBF. The majority, or $28,212,000 of restricted cash, is related to NSBF, and includes reserves in the event payments are insufficient to cover interest and/or principal with respect to securitizations, loan principal and interest collected which are due to loan participants and a reserve established as part of a voluntary agreement with the SBA.

The Company generated and used cash as follows:

(in thousands)	Three months ended March 31, 2017	Three months ended March 31, 2016
Net cash (used in) provided by operating activities	$(28,326)	$8,793
Net cash used in investing activities	(136)	(76)
Net cash provided by (used in) financing activities	32,406	(9,411)
Net increase (decrease) in cash and cash equivalents	3,944	(694)
Cash and cash equivalents, beginning of period	2,051	4,308
Cash and cash equivalents, end of period	$5,995	$3,614
During the three months ended March 31, 2017, operating activities used cash of $28,326,000, consisting primarily of (i) $78,643,000 of SBA 7(a) loan investments, (ii) $5,423,000 of advances to NBCS under a revolving line of credit (iii) an increase in broker receivables which arise from the guaranteed portions of SBA 7(a) loans that were traded but had not settled before period end and represent the amount of cash due from the purchasing broker; the amount varies depending on loan origination volume and timing of sales at period end, and (iv) a decrease in restricted cash. These decreases were offset by (i) $11,086,000 of principal payments from affiliate and non-affiliate investments and (ii) $68,471,000 of proceeds from the sale of SBA 7(a) investments.
Net cash provided by financing activities was $32,406,000 consisting primarily of (i) proceeds of $37,042,000, net of offering costs from the sale of 2,857,500 shares of common stock and (ii) net borrowings of $13,200,000 from our Capital One lines of credit. These increases were offset by (i) $6,151,000 of dividend payments, (ii) $8,892,000 of principal payments related to securitizations, and (iii) $1,400,000 repayment of amounts owed under our related party revolving line of credit.
Contractual Obligations
The following chart represents the Company’s significant obligations and commitments as of March 31, 2017:

(in thousands)	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Bank notes payable	$18,300	$18,300	$—	$—	$—
Securitization notes payable (1)	112,080	—	—	—	112,080
Notes due 2022 (1)	8,324	—	—	—	8,324
Notes due 2021 (1)	40,250	—	—	40,250	—
Employment agreements (2)	1,200	900	300	—	—
Operating leases	13,510	1,565	3,059	2,274	6,612
Totals	$193,664	$20,765	$3,359	$42,524	$127,016
(1) Amounts represent principal only and are not shown net of unamortized debt issuance costs. See Note 7.
(2) Minimum payments have not been reduced by minimum sublease rentals of $825,000 due in the future under non-cancelable subleases.

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

The Company has elected to be treated as a RIC beginning with the 2015 tax year under the Code and operates in a manner so as to continue to qualify for the tax treatment applicable to RICs. The RIC tax return includes Newtek Business Services Corp. and NSBF, a single member LLC disregarded for tax purposes. None of the Company’s other subsidiaries are included in the RIC return. The Company will evaluate and record any deferred tax assets and liabilities of the subsidiaries that are not part of the RIC. In order to maintain its RIC tax treatment, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute to its shareholders at least 90% of investment company taxable income, as defined by the Code, for each tax year. The Company intends to make the requisite distributions to its shareholders, which will generally relieve the Company from U.S. federal income taxes with respect to all income distributed to its shareholders as dividends.

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions, and would distribute such taxable income in the next tax year. The Company would then pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended March 31, 2017 and 2016, no U.S. federal excise taxes were due.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the unrealized gains generated by the investments held by the Taxable Subsidiaries. Such deferred tax liabilities were $6,551,000 and $5,983,000 at March 31, 2017 and December 31, 2016, respectively and are recorded as deferred tax liabilities on the condensed consolidated statements of assets and liabilities. The change in deferred tax liabilities is included as a component of net realized and unrealized gains in the condensed consolidated statements of operations.

Recently Adopted Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” which intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted this standard with respect to its accounting for share based payments.
New Accounting Standards

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force),” which requires that the statement of cash flow explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those periods. Early adoption is permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases,” which amends various aspects of existing accounting guidance for leases, including the recognition of a right of use asset and a lease liability for leases with a duration of greater than one year. The ASU is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those periods. Early adoption is permitted. The Company has not completed its review of the new guidance; however, the Company anticipates that upon adoption of the standard it will recognize additional assets and corresponding liabilities related to leases on its consolidated statements of assets and liabilities.

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
Off Balance Sheet Arrangements
There were no off balance sheet arrangements as of March 31, 2017.
Recent Developments

Portfolio Company Developments

On April 6, 2017, the Company invested in 100% of the common stock of a new wholly owned, controlled portfolio company, International Professional Marketing, Inc. (“IPM”). IPM provides consulting, design and implementation of technology solutions for enterprise and commercial clients. Total consideration paid by the Company was $11,120,000 and consisted of $1,000,000 in restricted shares of Newtek common stock and $8,752,000 in cash, with the $1,368,000 balance to be paid in cash in two equal installments in 2018 and 2019 based on IPM attaining specific EBITDA levels for 2017 and 2018.

Quarterly Dividend

On May 4, 2017 the Company declared a quarterly cash dividend of $0.40 per share payable on June 30, 2017 to shareholders of record as of May 31, 2017. The dividend will be paid in cash or shares of the Company's common stock through participation in the Company's dividend reinvestment plan, at the election of shareholders.
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
We do not have significant exposure to changing interest rates on invested cash (includes cash and cash equivalents, restricted cash and money market funds) which was approximately $34,993,000 at March 31, 2017. We do not purchase or hold derivative financial instruments for trading purposes. All of our transactions are conducted in U.S. dollars and we do not have any foreign currency or foreign exchange risk. We do not trade commodities or have any commodity price risk.
We believe that we have placed our demand deposits, cash investments and their equivalents with high credit-quality financial institutions. Invested cash is held almost exclusively at financial institutions of high credit quality. The Company invests cash not held in interest free checking accounts or bank money market accounts mainly in U.S. Treasury only money market instruments or funds and other investment-grade securities. As of March 31, 2017, cash deposits in excess of insured amounts totaled approximately $14,151,000.

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

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In connection with the investment in International Professional Marketing Inc., the Company issued 60,490 restricted common shares in a private transaction as a portion of the consideration, as discussed herein.

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

NEWTEK BUSINESS SERVICES CORP.

Date: May 8, 2017	By:	/S/ BARRY SLOANE
Barry Sloane
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2017	By:	/S/ JENNIFER EDDELSON
Jennifer Eddelson
Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)