Form 10-Q
period 2017-06-30
Newtek Business Services Corp.
filed 2017-08-07
CIK 1587987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company (all as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial or accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 7, 2017 there were 17,439,038 shares issued and outstanding of the registrant’s Common Stock, par value $0.02 per share.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (In Thousands, except for Per Share Data)
	June 30, 2017	December 31, 2016
ASSETS	(Unaudited)	(Note 1)
Investments, at fair value
SBA unguaranteed non-affiliate investments (cost of $246,728 and $219,784, respectively; includes $181,568 and $197,927, respectively, related to securitization trusts)	$239,757	$211,471
SBA guaranteed non-affiliate investments (cost of $10,925 and $10,262, respectively)	12,224	11,512
Controlled investments (cost of $58,447 and $41,001, respectively)	137,005	121,302
Non-control/non-affiliate investments (cost of $3,255 and $904, respectively)	3,255	904
Investments in money market funds (cost of $35 and $35, respectively)	35	35
Total investments at fair value	392,276	345,224
Cash and cash equivalents	3,550	2,051
Restricted cash	23,594	20,845
Broker receivable	23,815	2,402
Due from related parties	3,345	3,748
Servicing assets, at fair value	18,124	16,246
Other assets	10,191	10,934
Total assets	$474,895	$401,450
LIABILITIES AND NET ASSETS
Liabilities:
Bank notes payable	$40,045	$5,100
Notes due 2022 (Note 7)	7,895	7,853
Notes due 2021 (Note 7)	38,939	38,767
Notes payable - Securitization trusts (Note 7)	101,108	118,122
Notes payable - related parties	15,741	1,400
Due to related parties	275	1,227
Deferred tax liabilities	5,575	5,983
Accounts payable, accrued expenses and other liabilities	15,073	13,904
Total liabilities	224,651	192,356
Commitments and contingencies (Note 8)
Net Assets:
Preferred stock (par value $0.02 per share; authorized 1,000 shares, no shares issued and outstanding)	—	—
Common stock (par value $0.02 per share; authorized 200,000 shares, 17,432 and 14,624 issued and outstanding, respectively)	349	293
Additional paid-in capital	229,891	188,472
(Distributions in excess of)/undistributed net investment income	(1,877)	8,092
Net unrealized appreciation, net of deferred taxes	12,017	13,008
Net realized gains/(losses)	9,864	(771)
Total net assets	250,244	209,094
Total liabilities and net assets	$474,895	$401,450
Net asset value per common share	$14.36	$14.30

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands, except for Per Share Data)

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Investment income:
From non-affiliate investments:
Interest income	$4,635	$2,370	$8,870	$4,821
Servicing income	1,723	1,659	3,369	3,030
Other income	896	624	1,561	1,221
Total investment income from non-affiliate investments	7,254	4,653	13,800	9,072
From controlled investments:
Interest income	121	77	268	159
Dividend income	2,475	2,493	4,775	4,786
Other income	54	—	54	—
Total investment income from controlled investments	2,650	2,570	5,097	4,945
Total investment income	9,904	7,223	18,897	14,017
Expenses:
Salaries and benefits	4,980	3,629	9,631	6,973
Interest	2,617	1,975	5,147	3,463
Depreciation and amortization	96	85	185	125
Professional fees	602	954	1,449	1,712
Origination and servicing	1,269	1,392	2,653	2,653
Other general and administrative costs	2,020	3,269	3,605	4,552
Total expenses	11,584	11,304	22,670	19,478
Net investment loss	(1,680)	(4,081)	(3,773)	(5,461)
Net realized and unrealized gains (losses):
Net realized gain on non-affiliate investments	8,914	7,534	17,599	13,820
Net unrealized (depreciation) appreciation on SBA guaranteed non-affiliate investments	(63)	706	50	768
Net unrealized appreciation (depreciation) on SBA unguaranteed non-affiliate investments	1,817	478	1,261	(549)
Net unrealized (depreciation) appreciation on controlled investments	(2,674)	2,034	(1,743)	5,724
Provision for deferred taxes on unrealized appreciation on controlled investments	976	(833)	410	(2,441)
Net unrealized depreciation on non-control/non-affiliate investments	—	(27)	—	(43)
Net unrealized depreciation on servicing assets	(360)	(438)	(969)	(841)
Net unrealized depreciation on credits in lieu of cash and notes payable in credits in lieu of cash	—	(1)	—	(1)
Net realized and unrealized gains	8,610	9,453	16,608	16,437
Net increase in net assets	$6,930	$5,372	$12,835	$10,976
Net increase in net assets per share	$0.40	$0.37	$0.76	$0.76
Net investment loss per share	$(0.10)	$(0.28)	$(0.22)	$(0.38)
Dividends declared per common share	$0.40	$0.35	$0.76	$0.70
Weighted average shares outstanding	17,345	14,481	16,867	14,495

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS (UNAUDITED)
(In Thousands)

Six Months Ended June 30, 2017
Increase in net assets:
Net investment loss	$(3,773)
Net realized gains on investments	17,599
Net change in unrealized depreciation on investments	(22)
Net change in unrealized depreciation on servicing assets	(969)
Net increase in net assets	12,835
Distributions to stockholders:
Distributions to stockholders from net investment income	(6,151)
Distributions to stockholders from net realized gains	(6,916)
Total distributions to stockholders	(13,067)
Capital share transactions:
Issuance of common stock under dividend reinvestment plan	180
Stock-based compensation expense	752
Issuance of common stock in connection with investment in International Professional Marketing, Inc.	1,000
Issuance of common stock, net of offering costs	39,450
Net increase in net assets from capital share transactions	41,382
Total increase in net assets	41,150
Net assets at beginning of period	209,094
Net assets at end of period (includes $1,877 of distributions in excess of net investment income)	$250,244
Common shares outstanding at end of period	17,432
Capital share activity:
Shares issued under dividend reinvestment plan	11
Shares issued in connection with public offerings	2,728
Shares issued in connection with investment in International Professional Marketing, Inc.	61
Restricted shares issued under Stock Incentive Plan, net of forfeitures	8
Net increase in capital activity	2,808

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (In Thousands)
	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Cash flows from operating activities:
Net increase in net assets	$12,835	$10,976
Adjustments to reconcile net increase in net assets to net cash (used in) provided by operating activities:
Net unrealized appreciation (depreciation) on controlled investments	1,743	(5,724)
Net unrealized depreciation on non-affiliate investments	(1,311)	(175)
Net unrealized depreciation on servicing assets	969	841
Realized gains on non-affiliate investments	(17,642)	(13,805)
Realized losses on non-affiliate investments	43	—
Loss on lease	175	1,487
Amortization of deferred financing costs	794	564
Deferred income taxes	(410)	2,441
Depreciation and amortization	185	125
Purchase of loan from SBA	(3,821)	—
Purchase of SBA 7(a) loan portfolio	(175)	—
Funding of controlled investments	(20,781)	(6,150)
Funding of non-control/non-affiliate investments	(3,255)	—
Originations of SBA guaranteed non-affiliate investments	(121,371)	(100,533)
Principal payments received from controlled investments	6,559	1,600
Principal payments received from non-control/non-affiliate investments	—	634
Return of investment from controlled investment	50	—
Proceeds from sale of SBA guaranteed non-affiliate investments	138,526	107,509
Originations of SBA unguaranteed non-affiliate investments	(37,798)	(31,351)
Payments received on SBA non-affiliate investments	14,508	9,376
Other, net	935	193
Changes in operating assets and liabilities:
Broker receivable	(21,413)	12,222
Due to/from related parties	(549)	220
Other assets	1,106	663
Accounts payable, accrued expenses, other liabilities and deferred revenue	(192)	889
Change in restricted cash	(1,614)	15,335
Capitalized servicing assets	(2,847)	(2,288)
Other, net	(3)	19
Net cash (used in) provided by operating activities	(54,754)	5,068
Cash flows from investing activities:
Purchase of fixed assets	(284)	(255)
Cash flows from financing activities:
Net borrowings (payments) on bank lines of credit	34,945	(4,050)
Net borrowings (payments) on related party line of credit	14,341	(847)

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (In Thousands)
	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Repurchase of common stock under share repurchase plan	—	(866)
Proceeds from common shares sold, net of offering costs	39,450	—
Proceeds from Notes due 2021	—	40,250
Dividends paid	(13,067)	(15,940)
Payments on Notes Payable - Securitization Trusts	(17,516)	(10,241)
Change in restricted cash related to securitization trusts	(1,135)	(12,461)
Additions to deferred financing costs	(480)	(1,740)
Other, net	(1)	(5)
Net cash provided by (used) in financing activities	56,537	(5,900)
Net increase (decrease) in cash and cash equivalents	1,499	(1,087)
Cash and cash equivalents—beginning of period	2,051	4,308
Cash and cash equivalents—end of period	$3,550	$3,221

Supplemental disclosure of cash flow activities:
Non-cash operating, investing and financing activities:
Reduction of credits in lieu of cash and notes payable in credits in lieu of cash balances due to delivery of tax credits to Certified Investors	$—	$435
Foreclosed real estate acquired	$62	$124
Issuance of common shares in connection with investment in International Professional Marketing, Inc.	$1,000	$—
Fixed assets acquired from tenant improvement allowance	$—	$1,288
Issuance of common stock under dividend reinvestment plan	$180	$505

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Performing SBA Unguaranteed Investments (1)
JWH Designs, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/30/2027	$106.3	$106.3	$91.6	0.04%
BQRS, Inc. d/b/a Gresham Meineke Car Care Center	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/30/2027	62.5	62.5	55.0	0.02%
J&M Civil Construction Services LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/30/2027	100.0	100.0	86.2	0.03%
Veola's Day Spa and Wellness Center Inc.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/30/2027	9.2	9.2	8.2	—%
The Country House Restaurant, LLC and Pelton Real Estate, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2042	50.0	50.0	51.6	0.02%
Qycell Corporation	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/30/2027	76.3	76.3	77.5	0.03%
Bone Bar & Grill LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2042	73.5	73.5	75.2	0.03%
J. T. O'Neill Company, L.L.C	Real Estate	Term Loan	Prime plus 2.75%	6/30/2027	15.0	15.0	12.9	0.01%
Hamilton & Associates Real Estate and Investments Firm LLC	Real Estate	Term Loan	Prime plus 2.75%	6/30/2042	54.1	54.1	54.6	0.02%
Safeguard Construction Company, Inc.	Construction of Buildings	Term Loan	Prime plus 2.75%	6/30/2027	76.3	76.3	65.7	0.03%
New Chicago Wholesale Bakery Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	6/30/2027	15.0	15.0	14.3	0.01%
Steigelbauer Associates Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2027	309.0	309.0	314.2	0.13%
Miguel Fernando Borda PA d/b/a BGR Dental	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/29/2027	50.0	50.0	44.8	0.02%
ElKareh Brothers Investment, LLC Best Choice Meats Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/29/2027	448.8	448.8	456.4	0.18%
Oakhill Farms, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2030	100.0	100.0	101.8	0.04%
Greensboro Plastic Surgical Associates, PA	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/29/2042	578.0	578.0	573.3	0.23%
Ocean Tran LLC and Dehal Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	6/29/2027	602.5	602.5	519.3	0.21%
HG Ventures, Inc. d/b/a Diamond Head Trucking	Truck Transportation	Term Loan	Prime plus 2.75%	6/29/2030	1,006.8	1,006.8	876.6	0.35%
Malhame & Company Publishers & Importers Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/29/2027	90.0	90.0	77.7	0.03%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Intellixion LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/29/2027	3.8	3.8	3.2	—%
Best Bees Company	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	6/29/2027	22.5	22.5	19.4	0.01%
Foxhop Fitness, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/28/2027	91.3	41.8	36.9	0.01%
Akal Express Inc. d/b/a Truck Trailer Service Stop	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/28/2042	60.0	60.0	62.1	0.02%
Old Dominion Transportation Group, Inc.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	6/28/2027	1,133.3	1,133.3	998.4	0.40%
Citibin, Inc.	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	6/27/2027	125.0	125.0	107.8	0.04%
Auxiliary Systems Inc.,Sharrick Company, LLC & KMN, LLC	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	6/27/2030	245.3	245.3	243.8	0.10%
WB Cleaners Inc. d/b/a $2.75 Cleaners	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/27/2027	22.5	22.5	22.1	0.01%
Ains Holding Company, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/26/2027	1,175.0	1,175.0	1,035.9	0.41%
Four Seasons Laser Center Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/26/2042	216.3	163.4	168.4	0.07%
Vella Construction Enterprises, Inc. d/b/a Vella Construction	Construction of Buildings	Term Loan	Prime plus 2.75%	6/23/2027	22.5	22.5	19.4	0.01%
Rustic LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/23/2042	18.8	18.8	16.9	0.01%
Northern Industries, LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/23/2042	57.8	57.8	61.0	0.02%
Birches Group, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/22/2027	50.0	50.0	43.1	0.02%
Tarver-Henley Inc. and Tar-Hen LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/21/2042	320.0	320.0	317.5	0.13%
704 Meat Center Inc. d/b/a El Mercado and La Plaza Mercado	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/20/2042	175.0	175.0	180.9	0.07%
Sanabi Investment ,,LLC d/b/a Oscar's Moving and Storage	Truck Transportation	Term Loan	Prime plus 2.75%	6/20/2027	124.0	124.0	112.5	0.04%
Scarlet Spartan Inc.d/b/a FastSigns of Brighton	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/19/2027	55.0	37.6	33.5	0.01%
Don G. Timpton DDS & Associates PA and Indsaad Properties,LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/16/2042	400.0	400.0	384.5	0.15%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
All Regional Recyclers of Wood LLC d/b/a ARROW,Superior Carting,LLC d/b/a	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/15/2042	314.0	314.0	310.1	0.12%
JAM Media Solutions, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/15/2027	62.5	62.5	53.9	0.02%
Tele Tax Express Inc., El Rancho Paiso, LLC and Nestor Romero	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/14/2042	92.5	92.5	95.2	0.04%
Susan Hughes d/b/a Aloha Junction B and B	Accommodation	Term Loan	Prime plus 2.75%	6/14/2042	62.5	62.5	66.0	0.03%
Hull's Kitchen, LLC and HK Too, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/14/2042	96.3	96.3	100.9	0.04%
ESA 365 Corp and Lucathor Realty LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/14/2042	22.5	22.5	22.8	0.01%
Yachting Solutions LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/12/2027	118.8	118.8	111.5	0.04%
Refoleen Inc d/b/a Spice and Tea Exchange	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/8/2027	3.5	3.5	3.0	—%
Earth First Recycling, LLC and 191 Clark Road, LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/5/2027	354.5	354.5	353.7	0.14%
Skydive California, LLC	Educational Services	Term Loan	Prime plus 2.75%	6/2/2027	55.0	55.0	55.9	0.02%
SCW, LLC d/b/a Arthur Murray Dance Studio	Educational Services	Term Loan	Prime plus 2.75%	6/2/2042	146.0	146.0	146.0	0.06%
Speaker City, Inc.and Speaker Town, LLC d/b/a Rollin Thunder	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/1/2042	45.6	45.6	46.4	0.02%
Sage Oil LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	5/31/2027	22.5	22.5	19.4	0.01%
Funtime, LLC and Universal Entertainment Group LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/31/2027	66.3	66.3	58.1	0.02%
Impact Grounds Maintenance and Design, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/31/2042	79.4	79.4	82.3	0.03%
Ricnet III, Inc. d/b/a Edible Arrangements	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/31/2027	15.0	14.8	13.0	0.01%
Haroon Baig,Inc.d/b/a US1 Petrol	Gasoline Stations	Term Loan	Prime plus 2.75%	5/31/2042	264.0	264.0	278.7	0.11%
Eagle Wood Works LLC	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	5/26/2027	12.0	12.0	11.0	—%
Hurricane Group, Inc.	Other Information Services	Term Loan	Prime plus 2.75%	5/26/2027	75.0	75.0	64.6	0.03%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Michell Auto Repair, LLC and and C&M Mitchell, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/26/2042	193.3	193.3	197.6	0.08%
Swantown Inn & Spa LLC	Accommodation	Term Loan	Prime plus 2.75%	5/26/2042	116.0	7.4	7.8	—%
Chet Lemon Enterprises LLC d/b/a All American Sports	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/26/2042	792.5	792.5	836.7	0.33%
Locavore LLC d/b/a Paloma Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/25/2027	50.0	50.0	44.6	0.02%
Abdul Naushad MD PC d/b/a Advanced Pain Centers	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/25/2042	393.8	393.8	404.6	0.16%
Demand Printing Solutions Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/25/2027	213.3	213.3	200.6	0.08%
Beyond Waves A Unique Salon LLC and Lori Ann Carlson	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/25/2027	15.0	15.0	13.1	0.01%
Jung Design Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/25/2027	9.0	9.0	7.8	—%
Juliador Resources LLC d/b/a Cue Hair Salon and Skin Care	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/24/2027	22.5	22.5	19.4	0.01%
Innovim, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/24/2027	337.5	337.5	290.9	0.12%
Shaffer Automotive Repair, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/24/2030	135.8	135.8	127.0	0.05%
Gill Express Inc. and Gill Express 2 LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/23/2042	338.8	338.8	335.0	0.13%
Southeast Recycling, LLC and Southeast Land Holdings LLC d/b/a 67 Motor	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	5/23/2042	181.4	181.4	189.6	0.08%
Prestige Construction of Florida, LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	5/23/2042	336.4	336.4	327.5	0.13%
GEM2K, LLC d/b/a Precision Precast Group	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	5/19/2027	162.5	162.5	145.7	0.06%
Hayden Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	5/19/2027	262.5	262.5	242.0	0.10%
Tres K Deli,Grocery,Fruit and Meat Inc.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/19/2027	8.3	8.3	7.7	—%
Iron Men Home Repair, Inc. and Ironmen House Lifting Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/19/2042	582.5	582.5	587.9	0.23%
J Harris Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	5/19/2027	19.5	19.5	18.5	0.01%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Enfield Tractor & Equipment Co.	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/19/2027	296.3	296.3	283.3	0.11%
PS Camping, Inc. d/b/a Prospectors RV Resort	Accommodation	Term Loan	Prime plus 2.75%	5/19/2042	257.8	257.8	270.4	0.11%
Mr. B's Bicycles & Mopeds, Inc.	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	5/18/2042	146.8	146.8	147.3	0.06%
Waterford Plumbing Co, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/18/2027	50.0	50.0	43.9	0.02%
New Image Building Services, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/18/2027	150.8	150.8	134.7	0.05%
Bay Car Wash LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2042	120.8	120.8	122.2	0.05%
Computech Computers Inc.	Educational Services	Term Loan	Prime plus 2.75%	5/17/2027	50.0	50.0	43.1	0.02%
Arco Electrical Contractors Inc. d/b/a Arco Construction Group	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/16/2027	360.0	360.0	330.8	0.13%
5 Stars Learning Center Inc	Social Assistance	Term Loan	Prime plus 2.75%	5/16/2042	61.8	61.8	62.1	0.02%
Batter & Company,LLC d/b/a Batter Co. Dessert Collection	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/16/2027	53.8	53.8	47.3	0.02%
Band Sawn Lumber,LLC and Nathan Ryan Adams	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	5/15/2042	113.8	113.8	112.1	0.04%
Keys Armored Express, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/12/2027	40.0	40.0	36.0	0.01%
Sanderson Distribution Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	5/12/2027	10.5	10.5	9.1	—%
SG Linke LLC	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	5/12/2027	108.3	59.1	60.1	0.02%
B G F Bobby Q's Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/11/2027	7.5	7.5	7.3	—%
Estelle Finkel Educational Associates,LLC	Educational Services	Term Loan	Prime plus 2.75%	5/11/2027	118.8	118.8	102.4	0.04%
Labmates,LLC	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	5/10/2027	100.0	100.0	95.4	0.04%
NHS, LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/9/2027	88.5	88.5	79.6	0.03%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
NHS, LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/9/2042	21.9	21.9	20.5	0.01%
Innovation Transport, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	5/9/2027	86.3	86.3	81.3	0.03%
1872 Rosecrans, LLC d/b/a Good/b/ar	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/9/2027	62.5	43.6	37.9	0.02%
Arclay ,LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	5/5/2030	145.9	145.9	134.4	0.05%
Benchmark Building, Inc.	Construction of Buildings	Term Loan	Prime plus 2.75%	5/5/2027	22.5	22.5	19.4	0.01%
Cable Management LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	5/3/2027	59.6	59.6	55.9	0.02%
Fine Arts Center of Easley, Inc. d/b/a Midtown Music	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	5/2/2042	116.3	116.3	122.7	0.05%
Zahmel Restaurant Suppliers Corp d/b/a Cash & Carry; Zahners Hardware	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	4/28/2027	88.8	88.2	77.0	0.03%
Georgia Productions Services LLC	Rental and Leasing Services	Term Loan	Prime plus 2.75%	4/28/2027	91.3	90.7	83.3	0.03%
Love and Glory Learning Center, Inc.	Social Assistance	Term Loan	Prime plus 2.75%	4/28/2042	78.0	77.9	77.4	0.03%
JMA Inc. d/b/a Primecut and Mezzo; Primecut at Marquee	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/27/2042	222.5	222.2	234.6	0.09%
Sneads Ferry Foods, Inc. d/b/a DQ Grill & Chill	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/27/2042	618.3	183.5	193.7	0.08%
Asheville's Fun Depot, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/26/2027	87.5	87.0	88.5	0.04%
Carl Joseph Johnston d/b/a Viking Transport	Truck Transportation	Term Loan	Prime plus 2.75%	4/26/2027	53.2	32.4	30.7	0.01%
Resident Research, LLC	Other Information Services	Term Loan	Prime plus 2.75%	4/24/2027	100.0	99.4	85.7	0.03%
Getting Even LLC d/b/a The Zoo Health Club	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/21/2027	7.5	7.5	6.7	—%
Ralph's Hair Salon, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/21/2042	50.0	49.9	50.8	0.02%
M.E. Interiors LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/20/2027	139.2	138.3	119.2	0.05%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
MJ and M Home Improvements LLC d/b/a House Doctors	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/20/2027	20.5	20.4	17.9	0.01%
Condron Brothers LLC d/b/a Luv 2 Play	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/19/2027	116.0	116.0	105.0	0.04%
Affordable Auto Transport LLC	Truck Transportation	Term Loan	Prime plus 2.75%	4/17/2027	12.8	12.7	11.8	—%
Carpeteria (Markarian) Co.	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	4/13/2027	132.8	132.1	130.7	0.05%
Bloomer Machine & Fab, Inc and Dale Stertz Properties	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	4/13/2042	205.5	205.2	211.5	0.08%
Butternuts Beer and Ale LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	4/12/2027	73.7	73.3	74.5	0.03%
Citizens Lanes, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/31/2042	619.4	618.0	652.1	0.26%
The Altitude Group, LLC and Core Home Security, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/31/2027	50.0	49.4	42.6	0.02%
Shelter Harbor Inn, Inc.	Accommodation	Term Loan	Prime plus 2.75%	3/31/2042	207.5	207.0	218.5	0.09%
Golden Hen Inc. d/b/a Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/31/2027	64.7	64.0	55.8	0.02%
Landmark Ventures USA, Inc.	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	3/31/2027	187.5	185.3	159.6	0.06%
MIT LLC	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/31/2042	87.5	87.3	92.1	0.04%
Applied Integrated Technologies, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/31/2027	125.0	123.6	106.4	0.04%
Bear Trail Lodge LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/31/2042	552.5	551.2	574.7	0.23%
KWG Industries LLC d/b/a Peterson & Marsh Metal Industries	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/30/2027	30.0	29.7	29.0	0.01%
Municipal Hydro Sevices Inc.	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/30/2027	312.5	309.1	283.8	0.11%
Signature Rooms, Inc d/b/a Gallery Furniture	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	3/30/2042	495.8	494.6	517.9	0.21%
Sea Smoke Barbeque, Corp and Danwen LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/30/2042	236.5	236.0	238.1	0.10%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Schafer Fisheries Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	3/30/2042	258.6	258.4	264.5	0.11%
Discount Price, LLC d/b/a Robert's Market	Gasoline Stations	Term Loan	Prime plus 2.75%	3/29/2042	206.3	205.8	209.6	0.08%
Douglas K. Soderblom . d/b/a Loma Linda Optometry	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/29/2027	100.0	98.8	89.5	0.04%
Gauri Hospitality Group LLC d/b/a Microtel Inns & Suites by Wyndham	Accommodation	Term Loan	Prime plus 2.75%	3/29/2042	1,056.3	1,053.8	1,102.8	0.44%
First Sail Group Inc. and Omen Board Industires LLC	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/29/2027	20.0	19.8	18.2	0.01%
H and H Hotshot Services, Inc. d/b/a AA Hotshot & Logistics	Couriers and Messengers	Term Loan	Prime plus 2.75%	3/29/2030	97.5	96.7	84.2	0.03%
New England Country Day School, Inc. and Thomas D. Walker	Social Assistance	Term Loan	Prime plus 2.75%	3/28/2042	362.8	362.6	365.8	0.15%
American Pharmaceutical Innovation Company, LLC	Chemical Manufacturing	Term Loan	Prime plus 2.75%	3/28/2027	30.0	29.7	25.6	0.01%
Pecos Entertainment LLC d/b/a State Theater and Pecos Inn LLC	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	3/27/2042	582.9	137.2	144.7	0.06%
Heil & Hornik LLC d/b/a Elysium Tennis	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/27/2042	928.6	926.5	928.0	0.37%
Robert Dixon PA d/b/a Law Offices of Robert Dixon	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/24/2042	435.5	428.0	447.5	0.18%
Ericon Inc. d/b/a Quik Pik	Gasoline Stations	Term Loan	Prime plus 2.75%	3/24/2027	62.5	61.8	59.5	0.02%
Executive Fitness & Nutrition Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/23/2027	20.2	20.0	19.6	0.01%
Denton Bio Fuels LLC and American Bio Source LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/23/2027	59.3	58.6	53.5	0.02%
Color Graphic Press, Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/23/2027	120.0	118.6	120.5	0.05%
JBK Truck Trailer and Bus Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/23/2042	88.8	61.5	64.4	0.03%
Baton Rouge Cargo Services Inc. and 6507 Westport, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	3/22/2042	643.1	641.6	660.7	0.26%
Vehicle Safety supply LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/21/2027	22.5	22.2	19.2	0.01%
J Sivilis LLC d/b/a Pet Wants	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/17/2027	12.3	12.2	10.8	—%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Reservoir International LLC	Educational Services	Term Loan	Prime plus 2.75%	3/16/2027	100.0	98.8	91.9	0.04%
The Purple Cow House of Pancake Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/16/2042	162.5	161.8	170.8	0.07%
Texcor, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/16/2027	300.0	297.2	301.7	0.12%
Alive Design, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/13/2027	22.5	22.2	19.2	0.01%
1MTX LLC and Sunrise Transportation and Logistics, LLC and Mustafa M	Truck Transportation	Term Loan	Prime plus 2.75%	3/13/2027	702.9	694.9	598.5	0.24%
Dwayne Bernard Tate	Truck Transportation	Term Loan	Prime plus 2.75%	3/10/2027	10.5	10.4	9.5	—%
Elegant Occasions, LLC d/b/a E Productions	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/10/2042	588.2	587.8	591.7	0.24%
Anthony LLC d/b/a Star of Woodward Market	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/9/2042	115.0	115.0	121.3	0.05%
E & P Holdings 1 LLC and Evans & Paul Unlimited Corp.	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	3/9/2027	125.0	123.5	108.8	0.04%
Allegro Assisted Living Of Texas	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	3/6/2027	96.0	94.9	96.2	0.04%
Robbie E. Bakery and Cafe LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/3/2027	62.5	61.8	53.4	0.02%
Podium Auto Sales Inc and RRS Property, LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/3/2042	90.8	90.5	90.5	0.04%
SSI Refrigerated Express Inc. and Robert M Stallone d/b/a SSI Express	Truck Transportation	Term Loan	Prime plus 2.75%	2/28/2027	235.5	231.4	199.3	0.08%
Weeping Willow Kennels, Inc and Aileen N Black	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2042	140.0	139.5	142.4	0.06%
Getting Even LLC d/b/a The Zoo Health Club	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2027	96.2	94.6	84.8	0.03%
Total Document Solutions Inc and,TDS Services, LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	2/27/2030	312.5	308.7	284.9	0.11%
McNally Enterprises Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	2/27/2027	65.0	63.8	57.2	0.02%
Teracore Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/27/2027	163.7	160.9	139.1	0.06%
John Finn Associates LLC, Greenslate LLC, Finn Technology, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/27/2027	675.0	663.1	636.9	0.25%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
B & J Bicycle Shop Inc.	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	2/24/2027	15.0	14.7	15.0	0.01%
TMJ Pizza Mesa LLC d/b/a Rosati's Pizza Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/24/2027	106.3	105.6	98.6	0.04%
3W Enterprises LLC	Textile Product Mills	Term Loan	Prime plus 2.75%	2/24/2042	81.7	81.4	82.1	0.03%
Eternal Services Incorporated,Ward-Wilson Funeral Home, LLC	Personal and Laundry Services	Term Loan	8.03%	2/23/2042	685.0	684.1	721.9	0.29%
Victorian Restaurant and Tavern, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/22/2042	107.5	107.2	105.6	0.04%
DER Services, LLC d/b/a A.K.A. Sports	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	2/17/2042	40.0	39.9	42.1	0.02%
Bike Slug, LLC, Bike Slug Holdings Inc. and Seven Rivers Group ,LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/17/2027	19.5	19.2	16.5	0.01%
Ameritube, LLC and Ravone Properties, LLC	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	2/14/2042	185.0	184.4	194.6	0.08%
R&S Barnes Enterprises, Inc. d/b/a Massage Envy Spa	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/10/2027	93.7	92.1	80.3	0.03%
Baton Rouge Cargo Services Inc. and 2808 Court Street, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	2/10/2042	247.5	246.6	254.0	0.10%
Sushiya Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/10/2027	18.8	18.4	16.4	0.01%
Maximo Canot d/b/a Wash and Dry Laundrymat	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/10/2042	137.5	137.0	141.6	0.06%
Select Propane & Fuel Inc. and Select Fuel & Convenience LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	2/10/2030	1,250.0	1,237.1	1,141.1	0.46%
Marvic Enterprises Inc d/b/a Jordan's Liquor	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/10/2042	219.0	179.5	188.4	0.08%
Harrison Logging Company LLC	Forestry and Logging	Term Loan	Prime plus 2.75%	2/9/2027	106.3	104.4	94.9	0.04%
8 Minute Oil Change Auto Repair & Tire Center and Jumir L.L.C.	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/7/2042	327.5	326.4	322.3	0.13%
Christopher Borgia	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/6/2027	12.9	12.7	11.1	—%
Splashlight LLC, Splashlight Photographic & Digital Studios LLC	Management of Companies and Enterprises	Term Loan	Prime plus 2.75%	2/2/2027	750.0	736.9	677.8	0.27%
DBMS Consulting, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/1/2042	185.0	184.3	182.1	0.07%
See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Brandco, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/31/2027	43.8	42.7	36.8	0.01%
Chidlren's House Learning, Inc and Tarps Investment Group	Social Assistance	Term Loan	Prime plus 2.75%	1/31/2042	321.3	320.0	321.8	0.13%
Grand Center Inn L.P. d/b/a Grand Center Inn	Accommodation	Term Loan	Prime plus 2.75%	1/31/2027	15.0	14.6	14.9	0.01%
AP6 LLC and Amishp LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/30/2042	127.5	108.5	114.5	0.05%
Fave Realty, Inc.	Real Estate	Term Loan	Prime plus 2.75%	1/30/2042	54.5	54.2	55.2	0.02%
ZMKNY Tires Inc d/b/a Houston International Tires	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	1/27/2042	107.5	107.0	112.9	0.05%
House of Bread & Coffee Corp d/b/a Casa Do Pao	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/27/2042	176.0	136.8	133.6	0.05%
SRC Publishing LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	1/27/2027	22.5	22.0	18.9	0.01%
Return to Excellence Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	1/27/2027	17.7	17.3	17.6	0.01%
Sideways Sports Lounge and Jonathan E. McGrew and Patricia C. McGrew	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/23/2027	18.0	17.6	15.1	0.01%
Fox Valley Rentals & Investments LLC and Brian M Tomaszewski	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/20/2042	42.5	42.3	43.4	0.02%
Rhone Wolf Vineyard LLC, Goldline Brands Inc. and Myka Cellars, Inc.	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	1/19/2030	250.4	246.3	228.5	0.09%
Jolibe LLC and Jolibe Atelier LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/18/2027	10.5	10.3	9.1	—%
Eickmann Management Group LLC d/b/a Jimmy Johns of Dundee	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/17/2027	93.8	67.8	68.9	0.03%
Ramjay Inc.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	1/13/2027	435.0	426.8	389.2	0.16%
Fullbro Trust d/b/a Menemsha Blues	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	1/13/2027	22.5	22.0	22.3	0.01%
Echelon Enterprises, Inc	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	1/10/2027	50.0	48.8	49.6	0.02%
Fort Smith Wings Inc. d/b/a Wing Stop	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/28/2026	19.5	18.9	16.9	0.01%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Sand Hill Associates, Ltd. d/b/a Charlie O's Tavern on the Point	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/27/2041	419.9	417.1	412.4	0.16%
Joshua L. Baker	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	12/23/2026	15.7	15.3	13.0	0.01%
Jacliff Investments Inc. d/b/a International health Technologies	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	12/23/2026	125.0	121.3	103.5	0.04%
New Image Building Services, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/21/2026	43.8	42.5	37.7	0.02%
Chestnut Street Associates, LLC and Metropolitan Solutions, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/19/2041	275.0	273.2	262.6	0.10%
Means Enterprises LLC d/b/a FastFrame Frisco	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/16/2026	22.5	21.8	18.9	0.01%
Soon Im. Chin d/b/a Stan C-Store	Gasoline Stations	Term Loan	Prime plus 2.75%	12/15/2041	212.5	211.1	218.3	0.09%
Sempco, Inc.	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/15/2041	42.0	41.7	43.9	0.02%
Allied Welding Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2041	750.0	745.9	733.4	0.29%
Ericon, Inc. d/b/a Quik Pik	Gasoline Stations	Term Loan	Prime plus 2.75%	12/15/2041	332.2	330.6	329.4	0.13%
White Hawk Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	12/15/2026	1,097.7	1,066.9	910.7	0.36%
Elita 7, LLC	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	12/15/2041	712.5	707.8	721.3	0.29%
New Chicago Wholesale Bakery, Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	12/15/2041	452.8	449.8	444.2	0.18%
Techni-Pro Institute LLC	Educational Services	Term Loan	Prime plus 2.75%	12/15/2026	190.0	184.3	162.2	0.06%
Trison Enterprises Inc.d/b/a Lee's Automotive	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/14/2041	407.5	404.8	409.1	0.16%
Cardinal Homes Inc. and Bret A Berneche	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	12/14/2041	121.3	120.4	126.3	0.05%
D and E Hardware Co. and D and E Pump Sales and Servi	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/14/2041	528.6	525.1	522.1	0.21%
HMG Strategy, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/14/2026	50.0	48.5	41.4	0.02%
AGG Management Team LLC d/b/a Chevron	Gasoline Stations	Term Loan	Prime plus 2.75%	12/14/2041	287.5	285.6	300.4	0.12%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Cardinal Homes Inc,. Alouette Holdings Inc.	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	12/14/2026	1,071.3	1,039.3	1,052.7	0.42%
Wayfarer Bicycle LLC	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	12/13/2041	92.5	91.9	89.5	0.04%
Success Advertising Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/13/2041	466.5	463.4	480.1	0.19%
Roast Beef Levittown LLC d/b/a Arby's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/13/2026	465.0	456.6	462.5	0.18%
Queen Express LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	12/13/2041	187.5	186.3	193.1	0.08%
Mack Team Enterprises Inc.d/b/a The UPS Store #6815	Couriers and Messengers	Term Loan	Prime plus 2.75%	12/9/2026	20.4	19.8	17.8	0.01%
Recycling Revolution,LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/9/2041	92.2	91.6	91.0	0.04%
Myndshft Technologies LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/9/2026	775.0	751.9	714.6	0.29%
^New Life Hospital LLC	Hospitals	Term Loan	Prime plus 2.75%	12/8/2041	1,195.5	1,187.6	1,249.3	0.50%
Imagine By Carleen Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/8/2041	52.5	52.2	53.7	0.02%
Hanson's Greeks LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/8/2026	11.3	10.9	11.1	—%
Yachting Solutions LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/7/2029	71.3	69.8	66.5	0.03%
T and B Boots Inc d/b/a Takken's Shoes	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	12/7/2026	100.0	98.4	91.9	0.04%
Lan Doctors, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/7/2026	237.5	230.4	225.8	0.09%
Lilo Holdings LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/5/2026	15.9	15.4	14.0	0.01%
^The Lake Shore Hospitality Inc d/b/a Dowagiac Baymont Inn & Suites	Accommodation	Term Loan	Prime plus 2.75%	12/5/2041	352.5	350.6	361.6	0.14%
Transmission Solutions Group, Inc. and Calhoun Satellite Communicatio	Telecommunications	Term Loan	Prime plus 2.75%	12/2/2041	141.3	141.3	131.7	0.05%
Calhoun Satellite Communications, Inc.	Telecommunications	Term Loan	Prime plus 2.75%	12/2/2026	192.5	189.1	169.1	0.07%
Noso Development LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	12/1/2026	75.0	72.8	62.1	0.02%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Ericon, Inc.	Gasoline Stations	Term Loan	Prime plus 2.75%	12/1/2041	726.1	722.5	723.9	0.29%
B4 Fitness LLC d/b/a The Zoo Health Club	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/30/2026	22.5	21.7	19.3	0.01%
RD Management, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/30/2026	213.7	206.0	178.1	0.07%
Imaginarium Foods LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2042	376.7	371.8	377.6	0.15%
^Pebble Wood Lane, LLC and Good Sam's Assisted Living Resiidence, LLC	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	11/30/2041	67.5	67.0	70.4	0.03%
Sharaz Shah d/b/a Thomas Jewelers	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	11/30/2026	8.1	7.8	6.7	—%
Choe Trading Group, Inc.d/b/a Rapid Printers of Monterey	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/30/2026	22.5	21.7	21.3	0.01%
Studio Find It Georgia, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/30/2026	7.5	7.2	6.3	—%
^Quick Ship, LLC	Couriers and Messengers	Term Loan	Prime plus 2.75%	11/30/2026	10.5	10.1	8.6	—%
^Usman Jalil, LLC d/b/a Food Mart	Gasoline Stations	Term Loan	Prime plus 2.75%	11/29/2041	233.3	231.4	224.4	0.09%
Honor Mansion, Inc.	Accommodation	Term Loan	Prime plus 2.75%	11/29/2026	87.5	84.3	85.4	0.03%
Access Staffing, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/29/2026	1,125.0	1,084.4	925.7	0.37%
CRK Mens, LLC d/b/a Spiff for Men	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/23/2026	106.3	102.5	89.4	0.04%
Merchant Coterie, Inc.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	11/23/2026	125.0	120.5	102.9	0.04%
WPN Recycling Company LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/23/2026	22.5	21.7	22.0	0.01%
Hafa Adai Signs and Graphics LLC d/b/a Fastsigns of Auburn -#281901	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/23/2026	60.0	57.8	50.0	0.02%
Broms Asset Management LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	11/22/2026	125.0	120.5	102.9	0.04%
Rognes Corp d/b/a RTS	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	11/22/2026	389.3	373.8	341.7	0.14%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Bouquet Restaurant LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/22/2041	125.0	124.0	125.6	0.05%
^J.B.K Truck Trailer and Bus Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/22/2041	435.0	431.5	430.2	0.17%
6E Technologies LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/22/2026	175.0	167.7	154.3	0.06%
Skaggs RV Outlet LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/21/2026	100.0	96.4	97.6	0.04%
Catherine Christine Morin d/b/a Purr-Fect Pets	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/17/2026	18.7	18.1	15.4	0.01%
Stratmar Systems Inc d/b/a Stratmar Retail Services	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/16/2026	68.5	66.0	66.9	0.03%
Hoosier Health Plus, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/15/2026	125.0	120.5	113.4	0.05%
^J. A. Kohlhepp Sons, Inc. d/b/a Kohlhepp's True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/10/2041	446.0	442.4	452.9	0.18%
Hackensack Steel Corporation and Luzerne Ironworks Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/10/2026	239.2	230.6	232.7	0.09%
^Panther Ironworks and Rigging Solutions LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/10/2026	151.2	145.8	133.6	0.05%
^J. A. Kohlhepp Sons, Inc. d/b/a Kohlhepp's True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/10/2026	188.7	181.9	179.9	0.07%
MIK LLC d/b/a Firehouse Subs	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/9/2026	200.0	196.4	169.9	0.07%
^Rich's Food Stores LLC d/b/a Hwy 55 of Wallace	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/9/2026	43.7	42.2	39.3	0.02%
^Bovill Creative, LLC	Real Estate	Term Loan	Prime plus 2.75%	11/9/2041	281.2	279.1	293.6	0.12%
^Dyer Properties, LLC and Bayview Pharmacy, Inc.	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	11/9/2041	240.3	238.3	235.3	0.09%
^Big Apple Entertainment Partners LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/9/2026	175.0	168.7	144.0	0.06%
Surgarloaf Concepts LLC d/b/a Fat Biscuit	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/8/2026	168.8	167.8	170.0	0.07%
^Fine Line Interiors, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/4/2041	87.5	84.3	88.6	0.04%
131 Miles LLC and Ohm Shubh Laxmi, LLC. d/b/a Mr Hero	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/3/2041	127.5	87.2	91.8	0.04%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Veracruz Shabo, LLC Waterfalls Quick Lube LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/1/2041	118.7	118.3	120.8	0.05%
Glocecol LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/1/2026	75.0	72.3	73.2	0.03%
^Bloomquist Communications Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2026	60.0	57.5	49.0	0.02%
^Moolchan Enterprises LLC d/b/a Staying Green	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2026	18.1	17.4	16.4	0.01%
Middlesex Auto Sales Corp	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/31/2041	125.0	124.0	126.9	0.05%
^Woodstock Enterprises Corp d/b/a True Scent Candle Co.	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	10/31/2041	88.8	87.9	85.6	0.03%
^Patina Investment, Inc and Ram & Sons, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/27/2041	175.0	173.3	182.3	0.07%
^FibAire Communications, LLC	Telecommunications	Term Loan	Prime plus 2.75%	10/27/2026	107.5	102.9	94.5	0.04%
Elite Structures Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/27/2029	225.0	220.9	215.1	0.09%
^Bonita Stone LLC and Castone Creations Inc.	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	10/25/2041	264.4	261.9	260.8	0.10%
^Empire Processor Services Inc. and Verrazano Wholesale Dist., Inc.	Nonstore Retailers	Term Loan	Prime plus 2.75%	10/25/2026	131.2	125.7	127.3	0.05%
Blakeslee Arpaia Chapman Inc and Chapman Construction Services LLC	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	10/24/2026	425.0	407.0	405.4	0.16%
Worldwide Estate, Inc. d/b/a Washington Heights Manor	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	10/21/2041	225.0	222.4	234.0	0.09%
Eco Vehicle Systems LLC	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	10/21/2026	955.5	916.4	916.5	0.37%
^Gold Wind Logistics LLC	Truck Transportation	Term Loan	Prime plus 2.75%	10/20/2041	175.0	173.4	182.4	0.07%
^Speaker City, Inc. d/b/a Rollin Thunder	Electronics and Appliance Stores	Term Loan	Prime plus 2.75%	10/14/2041	125.0	123.8	126.1	0.05%
^Maine Service Corp	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	10/13/2026	206.2	197.7	185.2	0.07%
^Justin Partlow	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	10/13/2026	19.5	18.7	15.9	0.01%
^Reliable Recovery Services LLC	Support Activities for Transportation	Term Loan	Prime plus 2.75%	10/7/2026	112.5	107.7	98.1	0.04%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Ailky Corporation	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	10/3/2026	250.0	239.4	210.0	0.08%
^Wyspen Corporation d/b/a Charlestown Ace	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	10/3/2026	36.0	34.5	29.4	0.01%
^MegaPhase, LLC	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	9/30/2026	150.0	142.7	137.6	0.05%
^Seaway LLC and Reklaw LLC d/b/a Allure Lounge	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2041	137.5	136.0	142.9	0.06%
^JJA Transportation Management Inc.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2026	52.5	49.9	42.6	0.02%
^Adelwerth Bus Corp.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2041	242.8	240.3	238.1	0.10%
Adelwerth Bus Corporation, Transportation Leasing Corp.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2029	654.0	632.7	609.3	0.24%
^Las Casuelas Del Este Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/29/2041	800.0	792.0	815.6	0.33%
Vision Automotive LLC d/b/a Vision Chrysler Jeep Dodge Ram of Defiance	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/29/2029	671.5	648.8	607.9	0.24%
^Thunderdome Racing Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/29/2026	19.0	18.1	17.9	0.01%
^Graphics,Type and Color Enterprises Inc d/b/a Clubflyers.com	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	9/28/2041	850.0	840.4	883.7	0.35%
^Paragon Global, LLC and Paragon Fabricators Inc and Paragon Field Services	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/28/2041	405.8	401.2	383.7	0.15%
Paragon Fabricators Inc, Paragon Field Services, Inc and Paragon Global	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/28/2026	648.0	616.3	567.1	0.23%
^Beadon Inc	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/28/2026	22.5	21.4	21.4	0.01%
^CNC Precision Machine, Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/28/2041	1,250.0	1,235.9	1,236.9	0.49%
^CD Game Exchange Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/28/2026	22.5	21.4	18.3	0.01%
^Kyle M Walker DDS, PC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/27/2026	217.8	207.4	182.6	0.07%
Reynolds Fence & Guardrail Inc.	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/27/2026	629.5	598.8	578.8	0.23%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Luv 2 Play Nor Call, LLC d/b/a Luv 2 Play	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/27/2026	52.5	49.9	44.7	0.02%
^Luna Nueva LLC d/b/a Bio Builders	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/27/2026	15.0	14.3	12.6	0.01%
^Sarah S Olelewe MD Inc.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/26/2041	292.4	289.7	290.7	0.12%
^TPFC,LLC d/b/aThe Picture Frame Company	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/26/2041	58.8	58.1	58.4	0.02%
^Ridge Road Equestrian LLC d/b/a Ricochet Ridge Ranch	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	9/26/2026	9.0	8.6	8.4	—%
^PeopleBest Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/26/2026	15.0	14.3	12.2	—%
^B4 Fitness LLC d/b/a The Zoo Health Club	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/23/2026	87.5	83.2	74.1	0.03%
^Mr. Mulch, Inc.	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/23/2041	405.8	401.2	377.0	0.15%
^InformationTelevision Network Inc.	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	9/22/2041	836.7	831.8	864.6	0.35%
^GRA Financial Services Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/22/2026	12.0	11.4	9.7	—%
^Wrecking Crew Media LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/21/2026	50.0	47.6	40.6	0.02%
^Cuppiecakes LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/21/2041	22.5	22.2	22.3	0.01%
^Benoit's Towing and Recovery LLC	Support Activities for Transportation	Term Loan	Prime plus 2.75%	9/20/2026	12.0	11.4	9.9	—%
^Consulting Solutions Inc. and Mark Luciani	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/20/2026	22.5	21.4	20.2	0.01%
^Brittany Burns LLC d/b/a Dreams Come True	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/19/2026	12.9	12.3	12.4	—%
^Eyncon LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/16/2041	50.0	49.4	50.1	0.02%
^Tresa S.Parris d/b/a Wagging Tails Grooming	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/16/2026	8.0	7.6	6.5	—%
^The Merrin Group LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/15/2026	175.0	166.4	159.9	0.06%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Rich's Food Stores LLC d/b/a Hwy 55 of Wallace	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/14/2026	145.5	138.6	129.1	0.05%
^Atlantic Alarm Systems and Services LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/14/2026	15.4	14.7	13.0	0.01%
^Metropet Dog Center, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/13/2041	109.3	108.0	109.8	0.04%
^Marquis Cattle Company	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	9/13/2026	50.0	48.0	48.6	0.02%
^Bingham Enterprises, Inc and Full Belli Deli and Sausage Company	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/12/2041	82.5	81.6	79.9	0.03%
^Artisan Infrastructure Holdings, LLC	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	9/7/2026	125.0	118.9	101.4	0.04%
^SRA Mechanicial Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/6/2041	43.7	43.3	45.3	0.02%
^Sandia Enterprises Inc d/b/a Massage Envy Spa	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/6/2026	62.5	59.4	50.7	0.02%
^Animal Intrusion Prevention Systems Holding Company, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/30/2026	125.0	118.4	103.7	0.04%
^Suncrest Stone Products LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	8/29/2026	586.7	554.3	496.9	0.20%
^Clark Realty LLC	Real Estate	Term Loan	Prime plus 2.75%	8/29/2041	237.5	234.5	225.8	0.09%
^Raem Corporation d/b/a Dryclean Express	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/29/2041	72.5	71.6	74.3	0.03%
^Suncrest Stone Products LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	8/29/2041	649.6	641.4	598.6	0.24%
^TAGR Inc d/b/a Miami Grill 137and John Nakis	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/26/2026	106.8	100.9	88.4	0.04%
^Warren Dale Warrington d/b/a Custom Paint and Body	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/26/2041	101.3	100.0	102.2	0.04%
^Albert Basse Associates Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	8/25/2026	62.5	59.0	59.5	0.02%
^Dean Technology Inc	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	8/25/2041	387.1	382.2	398.8	0.16%
^Rosmel Pools Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/25/2026	22.5	21.3	18.6	0.01%
^Avery Management Inc. d/b/a Whetstone Upholstery	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/25/2026	10.7	10.1	8.6	—%
^Tabadesa Associates Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/25/2026	22.5	21.3	18.1	0.01%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^TR Companies LLC d/b/a True Value Rental and Liberty Rental 4 U	Rental and Leasing Services	Term Loan	Prime plus 2.75%	8/25/2026	90.0	85.0	72.5	0.03%
Sambella Holdings, LLC and Strike Zone Entertainment Center LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/24/2041	500.0	493.2	514.7	0.21%
^Tim's Tire & Automotive Center, LLC	Support Activities for Transportation	Term Loan	Prime plus 2.75%	8/16/2026	816.6	768.3	697.7	0.28%
^Luv 2 Play Temecula, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/15/2026	60.0	56.7	48.3	0.02%
Bear Creek Entertainment LLC d/b/a The Woods at Bear Creek	Accommodation	Term Loan	Prime plus 2.75%	8/12/2041	437.5	279.1	288.1	0.12%
^2 Cool Beans LLC d/b/a Menchies's Frozen Yogurt	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/11/2026	82.5	77.9	66.5	0.03%
^Grayson O Company	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	8/10/2041	625.0	617.1	643.7	0.26%
^Charal Investments LLC d/b/a Orange Theory Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/10/2026	87.5	82.7	70.5	0.03%
^PCNKC Inc d/b/a Plato's Closet	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	8/10/2026	18.7	17.8	15.6	0.01%
^Paul Belanger d/b/a Paul Belanger Landscaping	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/9/2026	15.0	14.2	12.1	—%
^303 Tower Drive LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/29/2041	400.2	394.6	405.7	0.16%
^Little Tree Huggers Child Care LLC	Social Assistance	Term Loan	Prime plus 2.75%	7/29/2041	140.0	138.0	144.8	0.06%
^The Hungry Rhino LLC	Real Estate	Term Loan	Prime plus 2.75%	7/29/2041	76.2	75.2	75.3	0.03%
^Nicolette Reiser d/b/a Comfort & Balance	Personal and Laundry Services	Term Loan	Prime plus 2.75%	7/29/2041	75.0	73.9	75.5	0.03%
^USA General Investment LLC d/b/a Braniff Paint and Body Shop	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/29/2026	22.5	21.1	18.6	0.01%
^676 Club LP d/b/a The Green Door Tavern/The Drifter	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/28/2041	670.0	660.5	685.1	0.27%
^KJCKD Inc d/b/a Camelot Print & Copy Centers/Copy A Second	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/28/2041	587.0	578.7	581.9	0.23%
^MacIver Corporation d/b/a Division Camera	Rental and Leasing Services	Term Loan	Prime plus 2.75%	7/28/2026	1,250.0	1,173.0	1,106.8	0.44%
^J And G Group Services LLC and United Vending of Florida Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	7/28/2026	31.5	29.6	26.5	0.01%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Apple Tree NC Inc d/b/a Williams Farm & Garden Center	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	7/28/2041	337.0	332.2	329.3	0.13%
^Intrepid Trinity LLC	Nonstore Retailers	Term Loan	Prime plus 2.75%	7/28/2041	62.5	61.6	62.7	0.03%
^Big Apple Entertainment Partners LLC d/b/a Ripley's Believe It or Not	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/28/2026	300.0	281.5	240.1	0.10%
^Kidtastic LLC d/b/a The Little Gym of Audubon	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/27/2026	53.7	52.8	45.0	0.02%
^GF Libations Inc d/b/a Minuteman Press	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	7/27/2041	40.5	39.0	34.7	0.01%
^EPEC Juice LLC d/b/a Jamba Juice	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/27/2026	82.5	78.4	66.8	0.03%
^Peckett's Inc	Crop Production	Term Loan	Prime plus 2.75%	7/27/2041	225.0	223.4	234.8	0.09%
^Pinco Pizza LLC d/b/a Jet's Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/27/2026	72.9	69.3	68.3	0.03%
^JAG Unit 1, LLC d/b/a Arooga's Grille House and Sports Bar	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/27/2026	125.0	117.3	100.0	0.04%
^The Grasso Companies, LLC and Grasso Pavement Maintenance, LLC	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	7/26/2026	91.0	85.5	78.2	0.03%
^Gino Italian American Deli and Meat Market Inc	Food and Beverage Stores	Term Loan	Prime plus 2.75%	7/25/2041	536.8	530.2	528.1	0.21%
^My Sainath Inc d/b/a Motel 6	Accommodation	Term Loan	Prime plus 2.75%	7/22/2041	305.4	301.1	310.4	0.12%
^Robert G Larson State Farm Insurance	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/22/2026	22.5	21.1	18.0	0.01%
^J and D Resources LLC d/b/a Aqua Science	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2026	130.5	122.5	105.6	0.04%
^Robert P Daniels d/b/a Ginger and Friend's Peppermint Village Gift Shop	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	7/18/2026	15.8	14.8	12.6	0.01%
Franklin Firm LLC d/b/a Luv 2 Play	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/15/2041	173.3	171.4	172.5	0.07%
^Billingsworks LLC d/b/a Spoon Shine Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2026	9.7	9.1	9.2	—%
^Be Beautiful LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	7/14/2041	66.5	65.6	67.6	0.03%
^Takeuchi Commercial Cleaning Services, LLC d/b/a We Clean San Diego	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/13/2026	46.3	43.4	37.0	0.01%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Jacob Rugs LLC d/b/a Rugs Outlet	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	7/13/2026	65.6	61.6	62.3	0.02%
^RM Hawkins LLC d/b/a Pure Water Tech West	Nonstore Retailers	Term Loan	Prime plus 2.75%	7/7/2026	50.0	47.0	45.0	0.02%
^Dino Smiles Children's Cosmetic Dentistry	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/7/2026	14.3	13.4	11.8	—%
Nevey's LLC d/b/a Stark Food III	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/30/2041	293.9	290.3	297.8	0.12%
^Soregard Inc	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	6/30/2041	278.8	274.4	263.2	0.11%
^Martin Inventory Management LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/30/2026	105.8	98.6	99.7	0.04%
^P L H Pharmaco Inc d/b/a Farmacia San Jose	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	6/30/2026	175.0	163.0	161.2	0.06%
^Desert Tacos LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2026	98.7	94.5	89.0	0.04%
^VMA Technologies LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/30/2026	22.5	21.0	17.9	0.01%
^Corning Lumber Company Inc and Frank R Close and Son Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/30/2029	195.5	186.3	190.2	0.08%
^Castone Creations Inc	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	6/29/2026	87.5	81.5	72.7	0.03%
^Ninsa LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2041	112.5	110.7	116.4	0.05%
^O.D.S. Inc d/b/a Four Seasons Health & Racquet and Step 'N' Motion, Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/29/2026	140.0	130.5	114.3	0.05%
^WGI, LLC d/b/a Williams Grant Inn	Accommodation	Term Loan	Prime plus 2.75%	6/29/2041	131.2	129.2	130.1	0.05%
^KWG Industries, LLC d/b/a Peterson & Marsh Metal Industries	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/29/2041	304.5	300.2	307.0	0.12%
^E & P Holdings 1 LLC and Evans & Paul LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	6/28/2026	125.0	116.7	103.0	0.04%
^MaidPro Marin d/b/a MaidPro	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/28/2026	17.6	16.4	13.9	0.01%
^Edge Pest Control LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/27/2026	750.0	699.0	595.6	0.24%
^All Printing Solutions, Inc. d/b/a Pryntcomm	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	6/27/2041	545.6	537.7	519.8	0.21%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Island Time Investments, LLC d/b/a Swantown Inn Bed & Breakfast	Accommodation	Term Loan	Prime plus 2.75%	6/24/2041	101.2	99.7	104.7	0.04%
^Jumbomarkets Inc d/b/a Rines Jumbomarkets	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/24/2026	50.0	46.6	39.7	0.02%
^El Basha Inc d/b/a RPM West San Fernando Valley	Real Estate	Term Loan	Prime plus 2.75%	6/24/2026	22.5	18.8	16.0	0.01%
^Yellow Cab Company of Kissimmee Inc	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	6/24/2041	56.8	55.9	53.8	0.02%
^Visual Advantage LLC d/b/a Signs Now Perryberg	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/23/2041	91.2	89.8	89.6	0.04%
^Long Island Comedy LLC d/b/a Governors and New York Comedy, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/23/2041	187.5	184.6	186.3	0.07%
Shooting Sports Academy LLC and Jetaa LLC d/b/a Shooting Sports Academy	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/23/2041	494.7	490.5	480.6	0.19%
^SNS of Central Alabama, LLC d/b/a Steak N Shake d/b/a Steak N Shake	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/21/2026	57.5	53.6	48.8	0.02%
^Italian Heritage Tile and Stone Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/20/2026	62.5	58.2	49.6	0.02%
^Evergreen Investment & Property Management LLC ,Universal Kidney Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/20/2041	1,250.0	1,234.6	1,275.4	0.51%
^Bagelicious, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/17/2026	54.5	50.8	43.6	0.02%
^T and B Boots Inc d/b/a Takken's Shoes	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	6/17/2026	225.0	212.8	214.4	0.09%
^Winegirl Wines LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	6/16/2026	11.3	10.5	10.6	—%
^NKJ Lusby Donuts LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/16/2026	22.5	21.0	17.9	0.01%
^Blue Eagle Transport Inc, Greeneagle Transport Inc and Golden Eagle Transport	Couriers and Messengers	Term Loan	Prime plus 2.75%	6/16/2026	583.0	538.5	458.8	0.18%
^Jai-Alexia Consulting, Inc.	Couriers and Messengers	Term Loan	Prime plus 2.75%	6/15/2026	11.8	11.0	9.4	—%
^Pumpkin Patch Child Care of Southington, LLC and Giuseppe Pugliares	Social Assistance	Term Loan	Prime plus 2%	6/15/2041	515.2	506.3	489.7	0.20%
^Strag Industries LLC d/b/a Meineke Car Care Center 841	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/15/2026	15.0	14.0	13.0	0.01%
^Luv 2 Play AZ LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/10/2026	62.5	58.2	57.0	0.02%
See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Refoleen Inc d/b/a Spice and Tea Exchange	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/10/2026	85.0	80.7	68.8	0.03%
^VBGB Uptown, LLC d/b/a VBGB Beer Hall & Garden	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/8/2026	84.0	78.3	66.7	0.03%
^ScimTech Industries Inc d/b/a Archer Aerospace	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	6/6/2026	12.0	11.2	9.5	—%
^Larry H. Patterson and Rainbow Movers, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	6/6/2026	22.5	21.0	18.0	0.01%
^Solvit Inc and Solvit North Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/3/2026	250.0	234.3	210.2	0.08%
^AP5 LLC d/b/a Krauser's Food Store	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/2/2041	242.5	238.7	241.5	0.10%
^ATI Jet Inc	Air Transportation	Term Loan	Prime plus 2.75%	5/31/2026	518.8	480.3	429.8	0.17%
^Farmer Boy Diner Inc d/b/a Farmer Boy Diner & Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/31/2026	50.0	46.3	46.8	0.02%
Angelo Faia d/b/a AVF Construction	Construction of Buildings	Term Loan	Prime plus 2.75%	5/27/2041	100.0	97.8	98.2	0.04%
^Premier Athletic Center of Ohio, Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/27/2026	87.5	81.0	81.9	0.03%
^Southwest Division Inc	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	5/26/2026	8.3	7.6	6.9	—%
^Jack Frost Firewood Inc. and David Dubinsky	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/26/2041	206.2	202.7	202.2	0.08%
^Mersada Holdings LLC	Nonstore Retailers	Term Loan	Prime plus 2.75%	5/26/2026	337.5	312.4	315.9	0.13%
^International Kitchen Supply LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/25/2026	186.8	173.0	156.1	0.06%
^PennyLion LLC d/b/a Creamistry	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/25/2026	81.0	75.9	66.6	0.03%
^Groth Lumber Co. Inc. d/b/a True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/25/2026	22.5	20.8	21.1	0.01%
^Island Life Graphics Inc d/b/a FASTSIGNS #576	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	5/24/2026	22.5	20.8	18.0	0.01%
^Powerspec Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/24/2026	87.5	81.0	69.1	0.03%
^Horseshoe Barbecue, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/23/2029	15.0	13.3	13.6	0.01%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Pro Auto Repair LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/20/2026	7.5	6.9	6.7	—%
^Elderfriend Inc d/b/a Granny Nannies d/b/a GN Live Scan	Social Assistance	Term Loan	Prime plus 2.75%	5/20/2026	12.7	11.8	10.1	—%
^CM Lab Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/20/2026	172.6	166.1	154.8	0.06%
^National Air Cargo Holdings Inc	Air Transportation	Term Loan	Prime plus 2.75%	5/20/2026	1,250.0	1,156.9	1,143.8	0.46%
^J&A Laundromat Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/18/2026	67.5	62.5	54.8	0.02%
^Dedicated Incorporated	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/18/2041	46.5	45.7	46.4	0.02%
^HBA LLC d/b/a Palmetto Twist-Vista	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2026	22.5	20.8	18.2	0.01%
^J Harris Trucking, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	5/13/2026	60.0	40.0	36.4	0.01%
^Studio Find It Georgia Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/13/2026	22.5	20.8	18.4	0.01%
^FJN Catering Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/13/2041	262.5	258.4	269.4	0.11%
^LED Lighting Enterprises LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/13/2026	22.5	20.8	18.2	0.01%
^Luv 2 Play OC Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/12/2026	62.5	61.2	52.2	0.02%
^Pumpkin Patch Inc and Christine Feliciano and Antonio Feliciano	Social Assistance	Term Loan	Prime plus 2.75%	5/12/2041	132.5	130.1	130.4	0.05%
^The Delon Group LLC d/b/a I Love Juice Bar	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/12/2026	55.0	51.2	43.7	0.02%
^Sabir Inc. d/b/a Bear Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/11/2041	123.8	121.8	125.3	0.05%
^Gator D'Lites LLC d/b/a D'Lites Emporium	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/5/2026	22.5	20.8	17.7	0.01%
^Warner Home Comfort, LLC d/b/a Smith Piping	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/29/2041	82.5	81.0	81.3	0.03%
^Keller, Fishback & Jackson LLP	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/29/2026	131.8	120.1	121.5	0.05%
^Marc S. Rosenberg P.C. d/b/a Mammuth and Rosenberg	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/29/2026	22.5	20.7	17.6	0.01%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^May-Craft Fiberglass Products Inc	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	4/29/2041	247.5	242.9	255.3	0.10%
^Alpha Omega Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	4/29/2041	175.8	174.0	182.8	0.07%
^Scoler LLC d/b/a Gold's Gym	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/29/2026	262.5	241.2	216.2	0.09%
^Empowerschool LLC and Empower Autism Academy, LLC	Social Assistance	Term Loan	Prime plus 2.75%	4/29/2041	151.9	149.1	156.6	0.06%
^Euro Car Miami LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	4/29/2026	62.5	57.5	58.1	0.02%
^Hard Exercise Works Winter Park LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/29/2026	40.7	37.5	31.9	0.01%
^Loriet LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	4/29/2026	7.5	6.9	5.9	—%
^La Nopalera Mexicano 2, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/29/2026	125.5	97.2	98.3	0.04%
^Inner Beauty Salon and Suite LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/28/2041	65.0	63.8	66.4	0.03%
^Atlantic Restaurant Associates LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/28/2041	262.5	257.6	265.5	0.11%
^Costume World Inc	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	4/28/2041	1,250.0	1,228.8	1,291.4	0.52%
^North American Manufacturing Company	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	4/28/2026	160.0	147.0	148.7	0.06%
^Pecos Inn LLC d/b/a Econo Lodge	Accommodation	Term Loan	Prime plus 2.75%	4/28/2041	677.5	662.7	682.7	0.27%
^Shepherd Appraisal Services LLC d/b/a Property Damage Appraisers of Oklahoma	Real Estate	Term Loan	Prime plus 2.75%	4/28/2026	9.0	8.3	7.0	—%
^Knowledge First Inc d/b/a Magic Years of Learning	Social Assistance	Term Loan	Prime plus 2.75%	4/27/2026	80.0	73.5	69.9	0.03%
^Green Country Filter Manufacturing LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	4/27/2026	84.2	78.0	68.4	0.03%
^Accent Comfort Services, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/26/2026	90.0	82.7	70.5	0.03%
^Homecare Casa Rhoda 123 Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2%	4/26/2041	675.0	660.9	648.5	0.26%
^McIntosh Trail Management Services Organization Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/22/2041	425.0	417.1	438.3	0.18%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Automotive Core Recycling, LLC and 828 Old Colony Road, LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	4/22/2041	250.0	245.3	236.8	0.09%
^AAA Mill Direct, Inc. d/b/a Carpet Mill Outlets	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	4/21/2026	7.9	7.2	7.3	—%
^Jande Graphics LLC d/b/a FastSigns #103201	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/21/2026	56.0	51.5	43.9	0.02%
^Miguel Fernando Borda, P.A. d/b/a BGR Dental	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/15/2026	22.5	20.7	18.2	0.01%
^LE & JS d/b/a Laredo Mercado Y Carniceria	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/13/2026	20.0	18.7	15.9	0.01%
^Sushiya Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/12/2026	87.5	80.5	71.6	0.03%
^Sierra Foothill Cremation & Funeral Service, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/7/2026	53.0	48.8	41.6	0.02%
^Waterfalls Quick Lube LLC and Veracruz Shabo LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/6/2041	271.3	268.2	274.1	0.11%
^KNS Early Learning Academy LLC	Social Assistance	Term Loan	Prime plus 2.75%	4/6/2041	51.0	50.1	49.9	0.02%
^Cameo Carter, MD A Professional Corporation d/b/a The Garden Pediatric Group	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/31/2026	75.0	68.4	58.3	0.02%
^Duke's Cleaners Inc	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/31/2026	47.0	42.9	39.9	0.02%
^Christian Soderquist d/b/a Soderquist Plumbing and Heating LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/31/2041	56.8	55.6	58.3	0.02%
^Farhad Brothers LLC d/b/a Lulu's Pizzeria & Family Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/31/2026	66.8	57.2	48.7	0.02%
^Vehicle Safety Supply LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/31/2026	22.5	20.5	17.5	0.01%
^Men of Steel Enterprises LLC and Vogelbacher Properties LLC	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/31/2041	393.5	385.6	366.4	0.15%
^Gill Express Inc and Blue Speed LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/31/2041	518.0	507.6	510.5	0.20%
^Dana A. Farley d/b/a Independent Cabinets	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	3/31/2041	67.5	66.1	69.5	0.03%
^Wyldewood Cellars, Inc.	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	3/30/2041	986.8	978.4	948.3	0.38%
^NOSO Development, LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	3/30/2026	187.5	171.1	145.7	0.06%
^Gordon Rogers and Heidi Rogers d/b/a Stone House Motor Inn	Accommodation	Term Loan	Prime plus 2.75%	3/30/2026	22.5	20.8	21.0	0.01%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Tom Sawyer Country Restaurant LLC and AM 3208 LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/30/2041	257.5	252.7	261.3	0.10%
^Beale Street Blues Company-West Palm Beach, LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	3/30/2026	93.8	85.5	75.0	0.03%
^MTS Car Service LLC	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	3/30/2026	10.5	9.6	8.2	—%
^Barrocas Gym LLC d/b/a Snap Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/29/2026	22.5	19.9	18.2	0.01%
^Atlantis of Daytona LLC and Pierre Mamane and Eva Mamane	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2%	3/29/2041	525.0	504.5	504.8	0.20%
^Lust for Life Footwear, LLC	Leather and Allied Product Manufacturing	Term Loan	Prime plus 2.75%	3/29/2026	375.0	342.2	291.4	0.12%
^Vinmar Inc. d/b/a Locanda Portofino	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/29/2026	81.3	74.1	63.1	0.03%
^Marathon Engineering Corporation	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	3/28/2041	45.0	44.1	45.2	0.02%
^ReNew Interior Surface Cleaning LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/28/2026	12.4	11.3	11.2	—%
^PHCDC1 LLC d/b/a Quarter + Glory and Public House Collective, Corp.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/28/2026	50.0	45.6	41.3	0.02%
^RCB Enterprises, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/25/2026	56.2	51.3	43.7	0.02%
^Revolution Physical Therapy LLC d/b/a Apex Network Physical Therapy	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/25/2026	22.5	20.8	18.2	0.01%
^Excel RP Inc	Machinery Manufacturing	Term Loan	Prime plus 2.75%	3/25/2026	125.0	114.1	103.8	0.04%
^ActKnowledge, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/24/2026	125.0	114.1	115.3	0.05%
^Lowgap Grocery & Grill LLC	General Merchandise Stores	Term Loan	Prime plus 2.75%	3/24/2041	167.5	164.1	172.4	0.07%
^International Construction Inc	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	3/24/2041	50.0	49.0	48.9	0.02%
^Flooring Liquidators Inc and Premier Flooring Yonkers Inc and Flooring	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/24/2026	50.0	46.3	45.5	0.02%
^Acton Hardware LLC and Mark Allgood & Jamie Allgood	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/24/2041	498.6	489.0	478.1	0.19%
^Magnation Corporation and Misha Family Trust	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/22/2041	101.3	99.5	104.5	0.04%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^growth.period LLC and Potomac Recruiting LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/21/2026	156.3	142.6	121.4	0.05%
^Precious Care LLC and Precious Care Management LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/21/2026	557.5	509.6	437.1	0.17%
^Media Capital Partners, Inc	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	3/21/2026	22.5	20.8	17.7	0.01%
^Pro Tech Technology LLC	Support Activities for Transportation	Term Loan	Prime plus 2.75%	3/18/2026	7.5	6.8	5.8	—%
^Taylors Zinn Enterprises Inc d/b/a Eons Auto Care Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/18/2041	80.8	79.1	82.2	0.03%
^ERT Group Inc and Curt's Tools Inspection Inc	Support Activities for Mining	Term Loan	Prime plus 2.75%	3/18/2041	1,250.0	1,229.9	1,231.7	0.49%
^Kekoa Enterprises Inc d/b/a Signarama Sandy	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/18/2026	49.5	45.2	38.5	0.02%
^Mariam Diner Inc d/b/a Country Kitchen Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/18/2026	52.5	47.9	40.8	0.02%
^Brian T Rice d/b/a BD Logging	Forestry and Logging	Term Loan	Prime plus 2.75%	3/17/2026	15.8	14.4	13.1	0.01%
^Auto and Property Insurance Solutions	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	3/16/2026	16.4	14.8	12.6	0.01%
^Demand Printing Solutions Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/16/2026	21.8	19.9	19.0	0.01%
^LAN Doctors Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/16/2026	55.0	50.2	50.8	0.02%
^Evergreen Pallet LLC and Evergreen Recycle LLC	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	3/16/2026	1,039.3	948.8	858.2	0.34%
^K Soles Corp d/b/a Max Collections	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/16/2026	22.5	20.5	17.5	0.01%
^R & D Enterprises Inc d/b/a My Pool Man	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/15/2026	50.0	45.6	38.9	0.02%
^HEWZ, LLC d/b/a Hard Exercise Works	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/14/2026	22.5	20.5	17.5	0.01%
^Mustafa Inc and Raouf Properties LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/14/2041	75.0	73.5	76.1	0.03%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Country Paint and Hardware Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/11/2026	87.4	79.7	69.5	0.03%
^Wilban LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/11/2026	105.0	96.1	92.2	0.04%
^ABCs & 123s Infant and Child Care Center LP	Social Assistance	Term Loan	Prime plus 2.75%	3/11/2026	11.3	10.3	8.7	—%
^Accuair Control Systems LLC d/b/a Accuair Suspension	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	3/11/2026	150.0	136.9	119.4	0.05%
^Magill Truck Line LLC and Jeff J. Ralls	Truck Transportation	Term Loan	Prime plus 2.75%	3/11/2029	210.8	198.0	180.6	0.07%
^Dupre Capital LLC d/b/a Fastsigns	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	3/11/2026	58.4	53.3	45.4	0.02%
^Fayette Computer Consulting Company	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/10/2026	22.5	20.5	18.4	0.01%
^State Painting & Decorating Co., Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/10/2026	103.8	94.7	80.6	0.03%
^B.P.T.M. of NV LLC and Agentis Bros., LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/9/2041	525.0	514.4	519.0	0.21%
^Step Up Academy of the Arts LLC	Educational Services	Term Loan	Prime plus 2.75%	3/9/2026	8.0	7.3	6.2	—%
^A & A Auto Care LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/9/2026	12.1	11.1	10.7	—%
^Faith Summit Supply Inc d/b/a Summit Supply and Summit True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/9/2026	22.5	20.5	18.8	0.01%
^Swerve Salon LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/8/2026	79.0	72.1	61.4	0.02%
^J & W Hardwood Flooring Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/7/2026	7.5	6.8	5.8	—%
^Labmates LLC and POV Holdings LLC	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/4/2041	109.3	107.1	112.4	0.04%
^Hueston and Company CPA LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/4/2026	8.3	7.4	6.5	—%
^Almost Home Daycare LLC	Social Assistance	Term Loan	Prime plus 2.75%	3/3/2026	50.0	45.6	45.1	0.02%
^Miles of Smiles Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/2/2026	93.5	86.9	75.8	0.03%
^Living Essentials HVAC Corp	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/28/2026	15.0	13.6	11.7	—%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Consulting Solutions, Inc. and Mark Luciani	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/28/2026	11.2	10.2	10.1	—%
^Doxa Deo Inc d/b/a Luv 2 Play	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2026	105.0	99.4	87.8	0.04%
^The River Beas, LLC d/b/a Subway and Punam Singh	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2041	135.9	133.4	138.4	0.06%
^Powerpits CS1, LLC d/b/a Pita Pit	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2026	18.8	17.0	15.3	0.01%
^Drug Detection Laboratories, Inc. and Minh Tran	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/28/2026	19.8	17.9	15.6	0.01%
^Blackstones Hairdressing LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/23/2026	52.0	47.5	40.9	0.02%
^Aaradhya LLC d/b/a Market Square Laundry	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/23/2026	80.0	72.5	61.7	0.02%
^R-No-Landscaping LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/19/2026	8.3	7.5	6.5	—%
^BER Enterprise 332 Inc d/b/a Edible Arrangements	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/19/2026	22.5	20.4	17.6	0.01%
^R & K Contracting Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/18/2026	15.8	14.4	14.1	0.01%
^Pacific Coast Medical Group LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/17/2026	245.0	222.0	224.3	0.09%
^B for Blonde, LLC d/b/a Blo Blow Dry Bar	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/12/2026	62.0	56.9	48.5	0.02%
^Gilmore Heights Dental Holdings, LTD and Chas Rob LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/12/2029	310.3	290.4	269.1	0.11%
^Ei3 Corporation	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/12/2026	326.9	296.1	299.3	0.12%
^Jersey Shore Marina & Boat Sales, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/12/2041	625.0	612.3	643.2	0.26%
^Base USA, Inc.	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	2/2/2026	50.0	45.4	45.8	0.02%
^Nowatzke Service Center Inc d/b/a Nowatzke Truck and Trailer	Repair and Maintenance	Term Loan	Prime plus 2.75%	1/29/2026	105.0	97.4	98.5	0.04%
^Zouk Ltd d/b/a Palma	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/29/2026	22.5	20.3	20.5	0.01%
^SuzyQue's LLC d/b/a SuzyQue's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/28/2026	22.5	20.3	20.5	0.01%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Tammy Lavertue	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	1/28/2026	11.3	10.1	9.9	—%
^Wildflour Bakery & Cafe LLC	Social Assistance	Term Loan	Prime plus 2.75%	1/28/2026	62.5	56.2	55.7	0.02%
^New Image Building Services, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/19/2026	83.1	74.9	67.2	0.03%
^Oak Tree Storage LLC	Other Information Services	Term Loan	Prime plus 2.75%	1/19/2026	78.8	70.8	61.6	0.02%
^Gendron Funeral and Cremation Services, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/11/2041	112.5	108.4	113.9	0.05%
^Dolarian Realty LLC and OV's Restaurant Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/5/2041	67.8	66.3	69.6	0.03%
^Lemonberry Food Stores Inc d/b/a Lemonberry Frozen Yogurt	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/29/2025	112.5	100.5	94.4	0.04%
^MCF Forte LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/29/2025	18.8	16.7	15.5	0.01%
^Bright Dialysis LLC and Ft Pierce Kidney Care LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/28/2025	1,250.0	1,116.3	1,025.4	0.41%
^Panditos LLC d/b/a White Lotus Home	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/28/2025	15.9	14.2	13.0	0.01%
^V2 Tango LLC d/b/a Palette 22	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/23/2025	250.0	223.3	208.9	0.08%
^800 on the Trax LLC and Matrix Z LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	12/23/2040	240.0	235.1	244.5	0.10%
^Optima Health Care Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/23/2025	62.5	55.8	56.9	0.02%
^Ridge Road Equestrian LLC d/b/a Ricochet Ridge Ranch Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/23/2040	102.5	99.9	104.4	0.04%
^Joyce Outdoor Advertising Chicago LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/22/2040	300.0	294.4	305.0	0.12%
^The LAX Shop Inc	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	12/22/2025	125.0	87.3	89.1	0.04%
^Premier Athletic Center of Ohio Inc. and Gates Investments	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/22/2028	882.0	816.5	841.9	0.34%
^Hattingh Incorporated d/b/a Prosthetic Care Facility	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2025	18.0	16.1	15.3	0.01%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^G.W. Fitness Centers, LLC and J.G. Fitness LLC and NP Gym LLC and ANA	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/18/2040	1,025.0	999.2	1,065.3	0.43%
^Trip Consultants U.S.A. Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/18/2025	175.0	156.3	143.2	0.06%
^Jay Kevin Gremillion d/b/a Dino Smiles Children's Cosmetic Dentistry	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/18/2025	73.0	66.9	62.5	0.02%
^Accent Tag and Label Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	12/18/2040	665.8	646.3	674.0	0.27%
^Labmates LLC	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/18/2040	162.5	158.4	168.9	0.07%
^Abbondanza Market LLC d/b/a Hampton Falls Village Market	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/18/2025	73.7	60.1	56.3	0.02%
^Capital Scrap Metal LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/18/2025	36.0	32.2	29.8	0.01%
^Mustafa Inc d/b/a Adiba Grocery	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/17/2025	103.8	93.1	94.9	0.04%
^Learning Skills LLC and Christopher Shrope	Educational Services	Term Loan	Prime plus 2.75%	12/17/2025	10.8	9.6	8.8	—%
^New York Home Health Care Equipment, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/16/2025	875.0	783.8	791.7	0.32%
^Moments to Remember USA LLC d/b/a Retain Loyalty	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/16/2025	75.0	67.1	65.6	0.03%
^Swalm Sreet LLC and New York Home Health Care Equipment LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/16/2040	375.0	366.8	387.5	0.15%
^Abitino's JFK LLC d/b/a Abitino's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2022	125.0	106.0	99.8	0.04%
^JAG Unit 1, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2025	250.0	223.3	204.6	0.08%
^SDA Holdings LLC and Les Cheveux Salon Inc	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/15/2040	428.8	418.9	432.2	0.17%
^Evans & Paul LLC and E&P Holdings I LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2025	125.0	111.6	104.6	0.04%
^Basista Family Limited Partnership and UPE, Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/14/2040	342.5	333.9	347.2	0.14%
^DC Enterprises Ltd. d/b/a Lakeview True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/14/2025	22.5	20.1	19.9	0.01%
^Tri-State Remodeling & Investments, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/11/2025	15.9	14.2	14.2	0.01%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^AGR Foodmart Inc d/b/a Nashua Road Mobil	Gasoline Stations	Term Loan	Prime plus 2.75%	12/11/2025	22.5	20.1	19.9	0.01%
^Alexandra Afentoulides d/b/a Vi's Pizza Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/11/2040	46.3	45.1	48.1	0.02%
^Cares, Inc d/b/a Dumpling Grounds Day Care Center	Social Assistance	Term Loan	Prime plus 2.75%	12/10/2025	7.5	6.7	6.8	—%
^Custom Exteriors, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/9/2025	100.0	89.3	83.8	0.03%
^Sushiya, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/8/2025	108.7	97.1	91.4	0.04%
^My Jewels, LLC d/b/a The UPS Store #6712	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/7/2025	56.3	31.6	29.0	0.01%
^Food & Fuel Company LLC d/b/a Lowery Food Mart	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/4/2040	122.5	119.4	127.3	0.05%
^Blue Ox Trucking Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	12/4/2025	12.3	6.2	6.3	—%
^LC Blvd Holdings LLC and Mt Pleasant Wash & Wax LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/4/2040	502.5	490.4	514.7	0.21%
^American Campgrounds LLC d/b/a Whit's End Campground	Accommodation	Term Loan	Prime plus 2.75%	12/4/2040	293.0	285.6	300.2	0.12%
^Tariq, LLC d/b/a 76 Food Mart	Gasoline Stations	Term Loan	Prime plus 2.75%	12/2/2040	375.0	365.6	384.0	0.15%
^401 JJS, Corp and G. Randazzo's Trattoria Corporation	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/1/2040	52.7	51.7	53.8	0.02%
^Delta Aggregate, LLC	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	11/30/2025	100.0	91.1	92.9	0.04%
^Block and Grinder LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/30/2025	200.0	56.6	57.7	0.02%
^Hurshell Leon Dutton d/b/a High Jump Party Rentals	Rental and Leasing Services	Term Loan	Prime plus 2.75%	11/30/2025	17.6	15.5	15.8	0.01%
^Japp Business Inc d/b/a Pick and Eat and Japp Drink Corp.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/30/2025	125.0	110.8	105.1	0.04%
^Smokeyard Inc d/b/a Smokeyard BBQ and Chop Shop	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/30/2025	125.0	110.8	103.0	0.04%
^State Painting and Decorating Co Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/25/2025	100.0	64.1	58.7	0.02%
^Medeiros Holdings Inc d/b/a Outdoor Lighting Perspectives of the Triad	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	11/25/2025	22.5	19.8	18.2	0.01%
^DWeb Studio, Inc.	Educational Services	Term Loan	Prime plus 2.75%	11/25/2025	11.3	10.0	9.1	—%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Play and Learn Child Care and School Inc	Social Assistance	Term Loan	Prime plus 2.75%	11/23/2025	11.1	9.8	10.0	—%
^Sambella Holdings, LLC and Strike Zone Entertainment Center LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/23/2040	750.0	740.3	785.2	0.31%
^Haven Hospitality Group Inc. d/b/a Haven Gastropub	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/20/2025	132.5	117.4	109.0	0.04%
^CNYP 717 Irondequoit LLC and CNYP 2002 Ontario LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/20/2040	244.4	238.1	239.1	0.10%
^Ronny Ramirez RX Corp d/b/a Naturxheal Family Pharmacy	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	11/20/2025	89.0	80.0	74.2	0.03%
^S.B.B. Enterprises Inc d/b/a Williamston Hardware	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/19/2040	108.8	105.6	106.3	0.04%
^Key Pix Productions Inc. d/b/a Air Bud Entertainment	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	11/18/2040	839.8	817.3	871.4	0.35%
^RDT Enterprises, L.L.C.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/12/2025	22.5	19.9	19.6	0.01%
^E.S.F.P. LLC d/b/a Volusia Van and Storage	Truck Transportation	Term Loan	Prime plus 2.75%	11/11/2025	91.3	78.9	73.5	0.03%
^Green Life Lawnscapes LLC d/b/a Green Life Lawn Care	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/6/2025	127.3	112.9	113.5	0.05%
^Jumbomarkets Inc d/b/a Rines Jumbomarkets	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/4/2025	306.2	269.4	272.3	0.11%
^Bisson Transportation Inc d/b/a I & R Associates and Document Secutiry	Truck Transportation	Term Loan	Prime plus 2.75%	10/30/2025	22.5	19.8	19.4	0.01%
^L.M. Jury Enterprises, Inc d/b/a Midwest Monograms	Textile Product Mills	Term Loan	Prime plus 2.75%	10/28/2025	77.0	67.7	62.9	0.03%
^Top Cat Ready Mix, LLC, Ples Investments LLC, and Pappy's Sand and Gravel	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/28/2025	711.3	625.7	588.1	0.24%
^Financial Network Recovery	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/26/2025	40.0	35.2	32.3	0.01%
^Windsor Direct Distribution LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	10/26/2025	14.2	12.5	11.5	—%
^Insurance Fire & Water Restorations, LLC	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	10/23/2025	22.5	19.8	19.6	0.01%
^Jacksonville Beauty Institute Inc. d/b/a Beauty Institute's	Educational Services	Term Loan	Prime plus 2.75%	10/23/2025	50.0	44.0	40.3	0.02%
^Tannehill Enterprises Inc d/b/a Hobbytown USA Folsom	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	10/14/2025	87.4	76.9	70.4	0.03%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^ADMO Inc d/b/a Mid States Equipment	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	10/8/2025	22.5	19.8	18.4	0.01%
^SCJEN Management Inc d/b/a Bowl of Heaven	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2025	71.2	62.9	57.5	0.02%
^Naeem Khan LTD	Apparel Manufacturing	Term Loan	Prime plus 2.75%	9/30/2025	125.0	109.1	99.9	0.04%
^Accent Homes Services LLC d/b/a Benjamin Franklin Plumbing of Kansas City	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/30/2028	66.5	60.6	61.0	0.02%
^Recycling Consultants, Inc. and Prairie State Salvage and Recycling Inc	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/30/2027	767.5	691.5	663.3	0.27%
^Barub Realty LLC and Barub LLC d/b/a Woodlawn Cabinets	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	9/30/2040	143.0	138.8	147.6	0.06%
^Binky's Vapes LLC	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/30/2025	22.5	19.6	18.0	0.01%
^Bat Bridge Investments Inc d/b/a Kalologie 360 Spa	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/30/2025	85.5	76.1	69.7	0.03%
^R.H. Hummer Jr., Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	9/30/2025	375.0	343.6	340.7	0.14%
^Joyce Outdoor Advertising LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/29/2040	234.8	229.0	241.9	0.10%
^Greensward of Marco Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/28/2040	87.5	84.9	87.9	0.04%
^RIM Investments LLC and RIM Architects LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/28/2040	399.0	387.1	399.7	0.16%
^The Grasso Companies LLC and Grasso Pavement Maintenance LLC	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/28/2025	518.7	449.8	458.4	0.18%
^South Towne Dental Center, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/25/2025	50.0	43.8	44.6	0.02%
^Sandlot Ventures LLC and Sandbox Ventures LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/25/2040	442.5	430.0	439.9	0.18%
^Yachting Solutions LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/25/2040	962.5	933.7	954.1	0.38%
^Prestigious LifeCare for Seniors LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/25/2025	9.8	8.6	8.3	—%
^Daniel W. Stark d/b/a Mountain Valley Lodge and RV Park	Accommodation	Term Loan	Prime plus 2.75%	9/25/2040	13.5	13.1	14.0	0.01%
^St Lawrence Hotel Corp and Oheka Catering Inc d/b/a Quality Inn	Accommodation	Term Loan	Prime plus 2.75%	9/24/2040	625.0	606.3	631.7	0.25%
See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^J.R. Wheeler Corporation d/b/a Structurz Exhibits and Graphics	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/24/2025	21.0	18.4	18.7	0.01%
^Hagerstown Muffler, Inc. and JMS Muffler, Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/24/2040	327.5	317.7	338.5	0.14%
^Rutledge Enterprises Inc d/b/a BLC Property Management	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/23/2040	62.5	60.1	62.7	0.03%
^Finish Strong Inc d/b/a FASTSIGNS St Peters	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	9/23/2025	50.0	43.6	39.9	0.02%
^J3K LLC d/b/a Ronan True Value Hardware	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/23/2025	152.5	133.1	121.9	0.05%
^Nova Solutions Inc	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	9/22/2040	320.0	310.4	323.6	0.13%
^Pine Belt Wood Products LLC	Forestry and Logging	Term Loan	Prime plus 2.75%	9/22/2040	163.7	158.8	157.4	0.06%
^Sound Manufacturing Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/21/2025	50.0	43.7	41.4	0.02%
^IIoka Inc d/b/a New Cloud Networks	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/21/2025	665.0	583.2	533.9	0.21%
^Vanderhoof LLC d/b/a Soxfords	Apparel Manufacturing	Term Loan	Prime plus 2.75%	9/18/2025	15.9	13.9	12.7	0.01%
^MiJoy Inc d/b/a Imo's Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/18/2025	8.2	7.2	6.6	—%
^Naeem Khan LTD	Apparel Manufacturing	Term Loan	Prime plus 2.75%	9/17/2025	125.0	109.1	99.9	0.04%
^Import Car Connection Inc d/b/a Car Connection	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/16/2040	407.5	395.3	418.1	0.17%
^FirstVitals Health and Wellness Inc	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/15/2025	150.0	130.9	119.8	0.05%
^Almost Home Daycare LLC	Social Assistance	Term Loan	Prime plus 2.75%	9/11/2025	62.5	54.6	55.3	0.02%
^Veliu LLC d/b/a FASTSIGNS #15901	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	9/10/2025	50.0	44.2	41.2	0.02%
^B and A Friction Materials Inc	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/9/2025	102.5	87.7	80.3	0.03%
^Gardner's Wharf Holdings LLC and Gardner's Wharf Seafood Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	9/8/2040	140.0	135.8	144.7	0.06%
^AIG Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/4/2040	363.8	352.9	357.7	0.14%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Empower Autism Academy	Social Assistance	Term Loan	Prime plus 2.75%	9/4/2040	685.0	664.5	708.1	0.28%
^Higher Grounds Community Coffeehouse, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/2/2025	8.3	7.2	6.8	—%
^Delray Scrap Recycling LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	8/31/2025	22.5	19.3	17.6	0.01%
^The Camera House Inc	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	8/31/2025	1,250.0	1,082.6	1,046.2	0.42%
^LAN Doctors Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/28/2025	81.2	70.4	67.6	0.03%
^Elite Institute LLC d/b/a Huntington Learning Center	Educational Services	Term Loan	Prime plus 2.75%	8/28/2025	15.0	13.2	12.0	—%
^Zephyr Seven Series LLC d/b/a 18/8 Fine Men's Salon	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/28/2025	81.3	72.9	67.8	0.03%
^J and K Fitness L.L.C. d/b/a Physiques Womens Fitness Center	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2041	93.8	91.9	96.7	0.04%
^Trading Group 3 Inc	Nonstore Retailers	Term Loan	Prime plus 2.75%	8/28/2025	50.0	44.0	40.2	0.02%
^B and J Catering Inc d/b/a Culinary Solutions	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/27/2040	547.5	535.4	548.9	0.22%
^God Be Glorified Inc d/b/a GBG Inc	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	8/20/2025	53.0	45.9	42.0	0.02%
^3000 CSI Property LLC and Consulting Solutions Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/20/2040	137.5	133.2	140.7	0.06%
^GDP Gourmet LLC d/b/a Joe and John's Pizza Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/19/2040	145.0	140.4	145.7	0.06%
^Gold Jet Corp.	Couriers and Messengers	Term Loan	Prime plus 2.75%	8/14/2025	68.3	62.4	59.9	0.02%
^SKJ Inc d/b/a Subway	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/13/2025	84.8	73.4	67.9	0.03%
^LP Industries Inc d/b/a Childforms	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	7/29/2025	125.0	108.7	106.4	0.04%
^Advanced Machine & Technology, Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	7/29/2025	90.3	78.1	75.8	0.03%
^Pauley Tree and Lawn Care Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/28/2025	65.8	57.2	54.4	0.02%
^Beale Street Blues Company-West Palm Beach LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	7/24/2025	66.3	56.9	53.5	0.02%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Forever & Always of Naples Inc d/b/a Island Animal Hospital	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/24/2025	107.5	84.8	82.0	0.03%
^Smart Artists Inc.	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	7/23/2025	22.5	19.3	17.7	0.01%
^Pooh's Corner Realty LLC and Pooh's Corner Inc	Social Assistance	Term Loan	Prime plus 2.75%	7/23/2040	103.8	100.5	106.6	0.04%
^Free Ion Advisors LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/21/2025	64.3	55.2	50.5	0.02%
^Murrayville Donuts, Inc d/b/a Dunkin' Donuts	Food and Beverage Stores	Term Loan	Prime plus 2.75%	7/15/2040	344.5	336.9	345.2	0.14%
^Union 2 LLC d/b/a The Standard	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/10/2025	91.5	82.9	80.3	0.03%
^Thrifty Market, Inc. d/b/a Thrifty Foods	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/30/2030	262.5	240.7	231.1	0.09%
^All About Smiles P A	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/30/2040	237.7	229.4	239.5	0.10%
^Danny V, LLC d/b/a Hugo's Taproom	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2040	54.0	47.2	47.5	0.02%
^Anglin Cultured Stone Products LLC d/b/a Anglin Construction	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/30/2025	281.8	240.1	226.6	0.09%
^Jonathan E Nichols and Nichols Fire and Security LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/30/2025	75.0	63.9	63.3	0.03%
^BJ's Tavern LLC and BJ's Cabana Bar Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2040	212.5	205.1	213.7	0.09%
^The Smile Place LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/30/2040	283.9	274.0	286.0	0.11%
^Myclean Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/29/2025	15.9	13.6	12.4	—%
^Summit Beverage Group LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	8/29/2030	291.9	268.0	260.9	0.10%
^Advanced Skincare Medcenter Inc d/b/a Advanced Skincare Surgery	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/29/2025	337.5	287.6	266.4	0.11%
^CEM Autobody LLC d/b/a Dawn's Autobody	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/26/2040	135.5	130.8	134.5	0.05%
^TJU-DGT Inc d/b/a The Lorenz Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/26/2029	20.6	18.7	19.3	0.01%
^Jihan Inc d/b/a ARCO AM/PM and Diana Inc d/b/a Diana's Recycling	Gasoline Stations	Term Loan	Prime plus 2.75%	6/26/2040	380.0	366.8	380.1	0.15%
^SofRep, Inc d/b/a Force 12 Media	Other Information Services	Term Loan	Prime plus 2.75%	6/26/2025	66.3	56.5	51.6	0.02%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^E & G Enterprises LLC d/b/a Comfort Keepers	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/26/2025	22.5	19.2	17.6	0.01%
^Ohs Auto Body, Inc. d/b/a Ohs Body Shop	Repair and Maintenance	Term Loan	7.40%	6/25/2040	1,207.5	1,177.5	1,209.9	0.48%
^Wolf Enviro Interests, LLC and Enviromax Services Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/25/2040	246.5	237.9	238.2	0.10%
^Amboy Group, LLC d/b/a Tommy's Moloney's	Food Manufacturing	Term Loan	Prime plus 2.75%	6/24/2025	454.0	392.3	399.5	0.16%
^Evinger PA One, Inc. d/b/a Postal Annex, Falcon	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/24/2025	22.5	19.2	18.3	0.01%
^Richards Plumbing and Heating Co., Inc. d/b/a Richards Mechanical	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/23/2040	551.7	532.6	567.1	0.23%
^RJI Services, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/23/2025	22.5	19.0	17.4	0.01%
^Real Help LLC d/b/a Real Help Decorative Concrete	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/22/2025	53.1	45.3	45.7	0.02%
^PM Cassidy Enterprises, Inc. d/b/a Junk King	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/19/2025	14.9	12.7	11.6	—%
^KRN Logistics, LLC,Newsome Trucking, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	6/19/2025	543.5	458.7	441.8	0.18%
^Inverted Healthcare Staffing of Florida LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/18/2025	61.3	52.2	47.7	0.02%
^Flooring Liquidators Inc and Flooring Liquidators of Mt Kisco LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/17/2025	437.5	378.7	383.6	0.15%
^AM PM Properties, LLC and AM PM Willington, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/17/2040	87.1	83.8	88.5	0.04%
^Nelson Sargsyan d/b/a HDA Trucking	Support Activities for Transportation	Term Loan	Prime plus 2.75%	6/16/2025	130.5	111.2	101.7	0.04%
^Mirage Plastering Inc and Mpire LLC and Mpire II LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/12/2040	338.8	133.9	131.0	0.05%
^Bizzare Foods Inc d/b/a Trooper Foods	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/12/2025	125.0	102.3	93.5	0.04%
^Anturio Marketing Inc d/b/a Logic Consulting	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/12/2040	290.3	280.2	298.3	0.12%
^Eldredge Tavern LLC d/b/a Gonyea's Tavern	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/8/2040	56.3	54.3	57.8	0.02%
^Nicor LLC d/b/a Fibrenew Sacramento	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/5/2022	13.8	10.6	9.6	—%
^Chitalian Fratelli LLC d/b/a Francesca Brick Oven Pizza and Pasta	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/5/2025	16.0	13.4	12.2	—%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^ViAr Visual Communications, Inc. d/b/a Fastsigns 281701	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/5/2025	62.0	52.8	49.1	0.02%
^Video Vault & Tanning LLC and Mosaic Salon LLC	Rental and Leasing Services	Term Loan	Prime plus 2.75%	6/4/2040	90.5	87.5	93.2	0.04%
^Medworxs LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/3/2025	125.0	106.5	98.0	0.04%
^DTM Parts Supply Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/2/2025	62.7	54.8	50.1	0.02%
^XCESSIVE THROTTLE, INC d/b/a Jake's Roadhouse	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2025	8.2	7.0	6.4	—%
^Villela CPA PL	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/27/2025	9.0	7.6	7.1	—%
^God is Good LLC d/b/a BurgerFi	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/27/2025	67.2	12.6	12.8	0.01%
^Douglas Posey and Sally Watkinson d/b/a Audrey's Farmhouse	Accommodation	Term Loan	Prime plus 2.75%	5/20/2040	174.1	167.8	176.1	0.07%
^Pen Tex Inc d/b/a The UPS Store	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/20/2025	22.0	18.6	17.0	0.01%
^Capstone Pediatrics PLLC and Capstone Healthcare Consulting LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/15/2025	717.3	609.1	566.8	0.23%
^15 McArdle LLC and No Other Impressions Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/15/2040	257.1	247.8	251.6	0.10%
^E-Z Box Storage, Inc.	Real Estate	Term Loan	Prime plus 2.75%	5/11/2025	89.3	69.9	71.2	0.03%
^Guard Dogs MFS LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/8/2025	65.0	55.0	50.6	0.02%
^George S Cochran DDS Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/7/2025	130.0	109.9	100.7	0.04%
^South Park Properties LLC and Midlothian Hardware LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/6/2040	170.5	163.2	173.8	0.07%
^Matthew Taylor and Landon Farm LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/4/2040	100.0	97.0	95.6	0.04%
^Cares Inc d/b/a Dumpling Grounds Day Care Center	Social Assistance	Term Loan	Prime plus 2.75%	5/1/2040	81.9	78.1	83.1	0.03%
^Orchid Enterprises Inc d/b/a Assisting Hands of Sussex County	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/24/2025	15.0	12.6	11.5	—%
^Ragazza Restaurant Group, Inc. d/b/a Bambolina	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/21/2025	22.5	18.9	17.8	0.01%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Diamond Solutions LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	4/21/2025	22.5	18.1	16.6	0.01%
^Giacchino Maritime Consultants Inc	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/17/2025	22.5	18.9	17.3	0.01%
^Sound Coaching Inc	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	4/14/2025	44.4	37.2	34.1	0.01%
^Carolina Beefs, LLC d/b/a Beef O'Brady's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/13/2025	19.5	16.5	15.1	0.01%
^Faramarz Nikourazm d/b/a Car Clinic Center	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/3/2040	73.8	70.8	73.2	0.03%
^Advance Case Parts RE Holdings LLC and Advance Case Parts Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/31/2040	758.3	708.9	715.5	0.29%
^T and B Boots Inc d/b/a Takken's Shoes	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	3/31/2025	807.8	130.3	132.6	0.05%
^HAVANA CENTRAL NJ1, LLC d/b/a Havana Central	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/31/2025	250.0	218.9	222.1	0.09%
^Mid-South Lumber Co. of Northwest Florida, Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/31/2040	428.8	411.7	413.5	0.17%
^Copper Beech Financial Group LLC	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	3/30/2025	125.0	103.9	100.3	0.04%
^Delta Aggregate LLC	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	3/30/2025	90.0	79.5	80.9	0.03%
^Sunset Marine Resort LLC and GoXpeditions LLC	Accommodation	Term Loan	Prime plus 2.75%	3/27/2040	301.8	289.8	308.4	0.12%
^Foresite Realty Partners LLC and Foresite Real Estate Holdings LLC	Real Estate	Term Loan	Prime plus 2.75%	3/27/2025	1,238.2	1,029.6	940.9	0.38%
^Shellhorn and Hill Inc d/b/a Total Fleet Service	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/27/2040	1,040.3	995.1	999.4	0.40%
^Shorr Enterprises Inc d/b/a New Design Furniture Manufacturers	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	3/27/2025	106.5	88.6	86.4	0.03%
^Geo Los Angeles LLC d/b/a Geo Film Group	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/26/2025	130.0	108.2	105.0	0.04%
^Joyce Outdoor Advertising NJ LLC and Joyce Outdoor Advertising LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/26/2040	54.0	51.9	54.8	0.02%
^Zero-In Media Inc	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	3/25/2025	22.5	18.7	17.1	0.01%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Carpet Exchange of North Texas Inc and Clyde E. Cumbie Jr	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	3/25/2040	810.0	777.9	825.0	0.33%
^Loriet LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/24/2025	12.0	10.0	9.1	—%
^Shelton Incorporated d/b/a Mrs. Winners	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/20/2040	112.5	108.0	114.8	0.05%
^Jaymie Hazard d/b/a Indigo Hair Studio and Day Spa	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/20/2040	42.9	41.3	42.6	0.02%
^R & R Security and Investigations Inc d/b/a Pardners Lake Buchanan	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/19/2040	85.4	82.1	87.3	0.03%
^MMS Realty, LLC and Molecular MS Diagnostics LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/18/2040	160.7	154.4	158.4	0.06%
^Royal Crest Motors LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/16/2040	91.2	87.6	90.9	0.04%
^BND Sebastian Limited Liability Company and Sebastian Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/16/2040	172.5	165.7	173.6	0.07%
^Douglas Printy Motorsports, Inc. d/b/a Blackburn Trike	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/9/2040	191.8	184.2	189.0	0.08%
^Luigi's on Main LLC and Luigi's Main Street Pizza Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/4/2025	11.3	9.4	9.5	—%
^Baystate Firearms and Training, LLC	Educational Services	Term Loan	Prime plus 2.75%	2/27/2025	63.4	52.1	48.0	0.02%
^Calhoun Satellite Communications Inc and Transmission Solutions Group	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	2/27/2025	952.8	811.7	764.6	0.31%
^Kingseal LLC d/b/a Desoto Health and Rehab Center	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	2/26/2040	1,250.0	1,198.4	1,275.4	0.51%
^Pace Motor Lines, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	2/26/2025	66.2	54.5	55.5	0.02%
^Nelson Financial Services LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/24/2025	12.4	10.3	9.4	—%
^Kiddie Steps 4 You Inc.	Social Assistance	Term Loan	Prime plus 2.75%	2/19/2040	61.7	59.0	60.3	0.02%
^Triangle Trash LLC d/b/a Bin There Dump That	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	2/18/2025	74.4	61.2	58.8	0.02%
^Silva Realty Holdings, LLC and MF-Silva Enterprises, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/11/2040	171.6	164.6	168.4	0.07%
^740 Barry Street Realty LLC and Wild Edibles Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	2/10/2040	492.5	472.1	502.5	0.20%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Kostekos Inc d/b/a New York Style Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/6/2040	66.3	63.6	65.8	0.03%
^DuCharme Realty LLC and DuCharme Enterprises LLC	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	2/2/2040	225.1	215.8	219.2	0.09%
^Limameno LLC d/b/a Sal's Italian Ristorante	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/23/2025	83.3	68.1	63.5	0.03%
^Palmabak Inc d/b/a Mami Nora's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/22/2025	21.5	14.2	14.4	0.01%
^Jung Design Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/20/2022	8.4	6.0	5.4	—%
^Grand Blanc Lanes, Inc. and H, H and H, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/31/2039	133.0	127.4	137.8	0.06%
^Bear Creek Entertainment, LLC d/b/a The Woods at Bear Creek	Accommodation	Term Loan	Prime plus 2.75%	12/30/2024	106.3	86.2	88.7	0.04%
^Evans and Paul LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/30/2024	223.7	181.3	185.6	0.07%
^FHJE Ventures LLC and Eisenreich II Inc d/b/a Breakneck Tavern	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/30/2039	245.5	235.9	250.8	0.10%
^First Prevention and Dialysis Center, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/30/2024	273.3	234.0	238.2	0.10%
^Bowlerama Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/24/2039	1,202.5	1,150.5	1,247.1	0.50%
^The Lodin Group LLC and Lodin Health Imaging Inc d/b/a Highlands Breast	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/23/2039	530.3	506.6	537.7	0.21%
^401 JJS Corporation and G. Randazzo Corporation	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/23/2039	473.4	457.1	492.9	0.20%
^Thermoplastic Services Inc and Paragon Plastic Sheet, Inc	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	12/23/2039	500.0	477.7	517.8	0.21%
^Atlantis of Daytona LLC and Ocean Club Sportswear Inc	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	12/23/2039	240.0	206.2	223.5	0.09%
^Beale Street Blues Company-West Palm Beach, LLC d/b/a Lafayette Music Hall	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/22/2024	187.5	151.9	152.3	0.06%
^MM and M Management Inc d/b/a Pizza Artista	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/19/2025	46.3	38.5	38.4	0.02%
^B.S. Ventures LLC d/b/a Dink's Market	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/19/2039	53.8	51.3	55.7	0.02%
^The Jewelers Inc. d/b/a The Jewelers of Las Vegas	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	12/19/2024	1,250.0	1,013.6	1,005.4	0.40%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^B & W Towing, LLC and Boychucks Fuel LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/17/2039	164.5	158.5	169.1	0.07%
^All American Games, LLC and Sportslink - The Game, LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/10/2024	400.0	324.1	325.5	0.13%
^Kemmer LLC and Apples Tree Top Liquors LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/4/2039	138.4	132.2	140.7	0.06%
^The Red Pill Management, Inc. d/b/a UFC Gym Matthews	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	11/26/2024	54.3	44.3	44.4	0.02%
^Teamnewman Enterprises LLC d/b/a Newmans at 988 and John H. Newman	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/25/2039	148.7	142.9	153.0	0.06%
^DeRidder Chiropractic LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/25/2024	13.2	10.6	10.9	—%
^Modern Manhattan LLC	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	11/25/2024	220.0	176.7	175.5	0.07%
^Legacy Estate Planning Inc d/b/a American Casket Enterprises	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/21/2024	42.0	33.7	33.4	0.01%
^J&D Resources, LLC d/b/a Aqua Science	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/21/2024	767.9	610.8	607.6	0.24%
^DC Real LLC and DC Enterprises LTD d/b/a Lakeview True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/20/2039	119.4	114.4	123.3	0.05%
^MLM Enterprises LLC and Demand Printing Solutions Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/18/2024	70.5	56.6	57.5	0.02%
^JEJE Realty LLC and La Familia Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/10/2039	205.7	173.5	186.4	0.07%
^Joey O's LLC and Jennifer Olszewski	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/7/2024	13.1	0.7	0.7	—%
^Heartland American Properties LLC and Skaggs RV Outlet LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/31/2039	479.0	456.0	491.0	0.20%
^Golden Transaction Corporation d/b/a Bleh Sunoco	Gasoline Stations	Term Loan	Prime plus 2.75%	10/30/2039	156.7	149.3	161.2	0.06%
^Seelan Inc d/b/a Candleridge Market	Gasoline Stations	Term Loan	Prime plus 2.75%	10/27/2039	90.5	86.2	92.2	0.04%
^Navdeep B Martins and Busy Bubbles LLC d/b/a Wishy Washy	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/24/2039	89.0	84.9	90.3	0.04%
^One Hour Jewelry Repair Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/14/2024	20.6	16.4	16.2	0.01%
^DNT Storage and Properties LLC	Real Estate	Term Loan	Prime plus 2.75%	10/10/2039	101.7	96.9	104.6	0.04%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Capitol Waste and Recycling Services LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	10/10/2024	257.8	205.2	206.4	0.08%
^Sound Manufacturing Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/10/2024	187.5	149.3	149.5	0.06%
^Return to Excellence, Inc. d/b/a The Waynesville Inn Golf & Spa	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/10/2039	1,250.0	1,204.6	1,305.8	0.52%
^Smith Spinal Care Center P.C. and James C. Smith	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/8/2039	60.0	57.1	61.4	0.02%
^Doctors Express Management of Central Texas LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/8/2024	105.0	73.9	75.6	0.03%
^Michael Rey Jr. and Lynn J. Williams and GIG Petcare d/b/a Hickory	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/3/2039	126.9	118.6	127.9	0.05%
^Sumad LLC d/b/a BrightStar Care of Encinitas	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/2/2024	92.5	42.3	43.5	0.02%
^Roccos LLC and Sullo Pantalone Inc d/b/a Rocco's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2039	255.8	243.0	259.4	0.10%
^Keller Holdings LLC and David H Keller III and Carie C Keller	Scenic and Sightseeing Transportation	Term Loan	Prime plus 2.75%	9/30/2039	100.0	95.0	102.8	0.04%
^Orange County Insurance Brokerage Inc d/b/a Beaty Insurance Agency	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	9/29/2039	325.1	309.9	335.7	0.13%
^The Woods at Bear Creek LLC and Bear Creek Entertainment LLC	Accommodation	Term Loan	Prime plus 2.75%	9/29/2039	513.3	489.6	530.4	0.21%
^Colts V LLC and Nowatzke Service Center, Inc d/b/a Nowatzke Truck & Trailer	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/26/2039	601.8	577.6	621.5	0.25%
^Keys Phase One LLC d/b/a The Grand Guesthouse	Accommodation	Term Loan	Prime plus 2.75%	9/26/2039	736.2	699.7	753.9	0.30%
^Gordon E Rogers d/b/a Stonehouse Motor Inn	Accommodation	Term Loan	Prime plus 2.75%	9/26/2039	57.5	54.6	59.2	0.02%
^Auto Shine Carwash Inc and AKM R. Hossain and Jessica F. Masud	Gasoline Stations	Term Loan	Prime plus 2.75%	9/26/2024	22.5	17.7	17.7	0.01%
^6 Price Avenue, LLC and Pauley Tree & Lawn Care, Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/24/2039	452.5	432.6	457.4	0.18%
^North Columbia LLC and Loop Liquor and Convenience Store LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/24/2039	159.2	151.3	163.0	0.07%
^R A Johnson Inc d/b/a Rick Johnson Auto and Tire	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/23/2039	301.2	286.3	310.1	0.12%
^Andrene's LLC d/b/a Andrene's Caribbean Soul Food Carry Out	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/23/2024	37.8	26.5	26.2	0.01%
^Ryan Crick and Pamela J. Crick and Crick Enterprises Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2039	145.5	138.3	149.8	0.06%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Modern Leather Goods Repair Shop Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2024	58.7	45.9	45.3	0.02%
^Tavern Properties LLC and Wildwood Tavern LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/15/2039	425.0	406.6	437.4	0.17%
^RDT Enterprises LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/15/2027	162.7	138.9	143.9	0.06%
^Animal Intrusion Prevention Systems Holding Company, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/15/2024	272.5	215.8	216.6	0.09%
^KW Zion, LLC and Key West Gallery Inc	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/12/2039	1,250.0	1,187.9	1,279.7	0.51%
^Indy East Smiles Youth Dentistry LLC d/b/a Prime Smile East	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/11/2024	630.2	497.2	492.1	0.20%
^B&P Diners LLC d/b/a Engine House Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/10/2024	80.0	63.1	62.4	0.02%
^Feel The World Inc d/b/a Xero Shoes and Invisible Shoes	Leather and Allied Product Manufacturing	Term Loan	Prime plus 2.75%	9/5/2024	51.9	40.9	40.7	0.02%
^Delta Aggregate LLC	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	8/28/2039	911.2	859.0	930.5	0.37%
^Lamjam LLC (EPC) Goldsmith Lambros Inc	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	8/27/2024	133.8	106.2	109.2	0.04%
^Orange County Cleaning Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/27/2024	41.2	28.9	28.5	0.01%
^Qycell Corporation	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	8/26/2024	120.9	94.6	95.3	0.04%
^Atlas Auto Body Inc d/b/a Atlas Auto Sales	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/22/2039	51.6	48.9	52.3	0.02%
^Katie Senior Care LLC d/b/a Home Instead Senior Care	Social Assistance	Term Loan	Prime plus 2.75%	8/15/2024	124.3	97.1	95.9	0.04%
^Alpha Preparatory Academy LLC	Social Assistance	Term Loan	Prime plus 2.75%	8/15/2039	145.2	138.3	149.8	0.06%
^S&P Holdings of Daytona LLC S&P Corporation of Daytona Beach	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	8/15/2039	433.5	394.7	427.6	0.17%
^Hamer Road Auto Salvage, LLC and Scott T. Cook and Nikki J. Cook	Motor Vehicle and Parts Dealers	Term Loan	6%	8/8/2039	188.4	177.1	191.8	0.08%
^Almost Home Property LLC and Almost Home Daycare LLC	Social Assistance	Term Loan	Prime plus 2.75%	8/7/2039	715.8	680.0	734.6	0.29%
^AGV Enterprises LLC d/b/a Jet's Pizza #42	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2024	54.8	42.5	42.2	0.02%
^iFood, Inc. d/b/a Steak N Shake	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2024	379.1	305.0	307.4	0.12%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^575 Columbus Avenue Holding Company, LLC and LA-ZE LLC d/b/a EST EST EST	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/30/2039	22.5	20.8	22.5	0.01%
^Honeyspot Investors LLP and Pace Motor Lines Inc	Truck Transportation	Term Loan	Prime plus 2.75%	7/24/2039	150.0	142.0	153.8	0.06%
^Miss Cranston Diner II, LLC and Miss Cranston II Realty LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/17/2039	100.0	96.6	103.8	0.04%
^AMG Holding, LLC and Stetson Automotive, Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/30/2039	208.0	197.0	213.2	0.09%
^Highway Striping Inc	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	6/30/2024	53.1	40.7	40.8	0.02%
^Honeyspot Investors LLP and Pace Motor Lines Inc	Truck Transportation	Term Loan	Prime plus 2.75%	6/30/2039	875.3	828.7	896.7	0.36%
^iFood, Inc. d/b/a Steak N Shake	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2039	629.8	596.0	631.0	0.25%
^Lisle Lincoln II Limited Partnership d/b/a Lisle Lanes LP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/30/2024	100.0	76.7	78.8	0.03%
^FHJE Ventures LLC and Eisenreich II Inc. d/b/a Breakneck Tavern	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/31/2018	321.7	304.2	302.6	0.12%
^Zinger Hardware and General Merchant Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/26/2024	110.5	84.8	85.9	0.03%
^JPM Investments LLC and Carolina Family Foot Care P.A.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/26/2039	136.1	132.6	142.7	0.06%
^Nikobella Properties LLC and JPO Inc d/b/a Village Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/25/2039	476.3	450.9	484.8	0.19%
^Big Sky Plaza LLC and Strickland, Incorporated d/b/a Livingston True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/20/2039	233.4	220.6	236.9	0.09%
^510 ROK Realty LLC d/b/a ROK Health and Fitness and Robert N. D'urso	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/19/2024	332.0	255.6	262.5	0.10%
^Nirvi Enterprises LLC d/b/a Howard Johnson / Knights Inn	Accommodation	Term Loan	Prime plus 2.75%	6/17/2039	920.3	869.8	941.6	0.38%
^Hotels of North Georgia LLC d/b/a Comfort Inn and Suites	Accommodation	Term Loan	Prime plus 2.75%	6/17/2039	837.5	791.6	856.9	0.34%
^Global Educational Delivery Services LLC	Educational Services	Term Loan	Prime plus 2.75%	6/16/2024	60.0	46.6	47.9	0.02%
^Rainbow Dry Cleaners	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/13/2024	122.5	94.0	94.2	0.04%
^NVR Corporation d/b/a Discount Food Mart	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/11/2039	68.3	62.5	67.7	0.03%
See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Sico & Walsh Insurance Agency Inc and The AMS Trust	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	6/6/2039	250.0	88.5	95.8	0.04%
^Sujata Inc d/b/a Stop N Save Food Mart and Dhruvesh Patel	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/3/2024	22.5	17.3	17.2	0.01%
^Long Island Barber + Beauty LLC	Educational Services	Term Loan	Prime plus 2.75%	6/2/2039	55.5	52.5	56.2	0.02%
^CJR LLC (EPC) and PowerWash Plus, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/30/2024	53.0	40.3	41.1	0.02%
^Pocono Coated Products, LLC	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/30/2024	22.5	17.1	17.5	0.01%
^R. A. Johnson, Inc. d/b/a Rick Johnson Auto & Tire	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	5/29/2039	943.8	890.5	963.9	0.39%
^EGM Food Services Inc d/b/a Gold Star Chili	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2024	19.2	14.6	14.6	0.01%
^Wilton Dental Care P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/29/2024	128.1	99.3	98.4	0.04%
^Jonesboro Health Food Center LLC	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	5/27/2024	60.0	45.6	45.1	0.02%
^Bay State Funeral Services, LLC and Riley Funeral Home Inc	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/21/2039	134.9	127.6	138.2	0.06%
^Hae M. and Jin S. Park d/b/a Buford Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/15/2039	166.5	156.4	166.9	0.07%
^Moochie's LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/13/2024	100.5	77.3	76.8	0.03%
^The River Beas LLC and Punam Singh	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/8/2039	90.2	85.4	91.7	0.04%
^AS Boyals LLC d/b/a Towne Liquors	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/29/2039	117.5	110.7	119.8	0.05%
^Gerami Realty, LC Sherrill Universal City Corral, LP	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/23/2027	78.8	65.2	67.8	0.03%
^Complete Body & Paint, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/23/2039	20.8	19.6	21.3	0.01%
^Island Wide Realty LLC and Long Island Partners, Inc.	Real Estate	Term Loan	Prime plus 2.75%	4/22/2039	103.8	97.8	105.9	0.04%
^Wilshire Media Systems Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/17/2024	186.2	140.3	139.6	0.06%
^1899 Tavern & Tap LLC and Ale House Tavern & Tap LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/9/2039	137.5	128.5	138.5	0.06%
^Little People's Village II LLC and Iliopoulos Realty LLC	Social Assistance	Term Loan	Prime plus 2.75%	3/31/2039	92.1	87.1	92.6	0.04%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Dantanna's Tavern LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2024	164.3	124.7	124.9	0.05%
^Hodges Properties LLC and Echelon Enterprises Inc d/b/a Treads Bicycle	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	3/31/2039	449.0	422.1	454.3	0.18%
^RDT Enterprises, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/31/2028	141.2	120.4	126.0	0.05%
^Little People's Village II LLC and Iliopoulos Realty LLC	Social Assistance	Term Loan	Prime plus 2.75%	3/31/2039	101.5	96.1	102.2	0.04%
^Eagle Aggregate Transportation, LLC and Eagle Pneumatic Transport LLC	Truck Transportation	Term Loan	Prime plus 2.75%	3/31/2024	750.0	558.8	566.9	0.23%
^Kemmer, LLC and Pitts Package Store, Inc.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/31/2039	117.5	110.6	116.6	0.05%
^Wilban LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/28/2039	427.5	402.7	432.7	0.17%
^Lake Area Autosound LLC and Ryan H. Whittington	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	7/28/2039	125.0	119.2	127.8	0.05%
^Hascher Gabelstapler Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/26/2024	143.2	108.1	109.8	0.04%
^Knowledge First Inc d/b/a Magic Years of Learning and Kimberly Knox	Social Assistance	Term Loan	Prime plus 2.75%	3/21/2039	145.0	136.5	145.7	0.06%
^Cormac Enterprises and Wyoming Valley Beverage Incorporated	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/20/2039	110.8	104.3	112.8	0.05%
^Kinisi, Inc. d/b/a The River North UPS Store	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/18/2024	41.2	23.1	23.5	0.01%
^SE Properties 39 Old Route 146, LLC SmartEarly Clifton Park LLC	Social Assistance	Term Loan	Prime plus 2.75%	3/14/2039	408.0	384.6	416.1	0.17%
^Tortilla King Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	3/14/2039	216.9	204.7	217.6	0.09%
^Tortilla King, Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	3/14/2029	1,033.1	901.0	928.0	0.37%
^Bowl Mor, LLC d/b/a Bowl Mor Lanes / Spare Lounge, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/13/2039	223.5	210.1	227.3	0.09%
^Avayaan2 LLC d/b/a Island Cove	Gasoline Stations	Term Loan	Prime plus 2.75%	3/7/2039	157.5	148.0	159.1	0.06%
^Onofrio's Fresh Cut Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/6/2024	75.0	55.9	57.1	0.02%
^R & R Boyal LLC d/b/a Cap N Cat Clam Bar and Little Ease Tavern	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/28/2039	417.5	391.9	419.5	0.17%
^Summit Beverage Group LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	2/28/2024	350.6	258.7	262.0	0.10%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^952 Boston Post Road Realty, LLC and HNA LLC d/b/a Styles International	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2039	211.0	198.0	211.4	0.08%
^Choe Trade Group Inc d/b/a Rapid Printers of Monterey	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	2/28/2024	159.2	117.5	120.6	0.05%
^Faith Memorial Chapel LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2039	214.2	201.3	214.8	0.09%
^96 Mill Street LLC, Central Pizza LLC and Jason Bikakis George Bikaki	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/12/2039	141.3	133.1	144.0	0.06%
^JWB Industries, Inc. d/b/a Carteret Die Casting	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	2/11/2024	280.0	206.5	205.7	0.08%
^986 Dixwell Avenue Holding Company, LLC and Mughali Foods, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/7/2039	99.1	93.4	100.3	0.04%
^Awesome Pets II Inc d/b/a Mellisa's Pet Depot	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	2/7/2024	83.2	62.1	62.0	0.02%
^Sarah Sibadan d/b/a Sibadan Agency	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	1/27/2039	129.4	121.2	130.7	0.05%
^JDR Industries Inc d/b/a CST-The Composites Store, JetCat USA	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	1/21/2024	140.3	102.4	102.9	0.04%
^Icore Enterprises Inc d/b/a Air Flow Filters Inc	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	1/15/2024	21.8	15.9	16.3	0.01%
^Carl R. Bieber, Inc. d/b/a Bieber Tourways/Bieber Transportation	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2027	712.5	596.1	623.7	0.25%
^Nutmeg North Associates LLC Steeltech Building Products Inc	Construction of Buildings	Term Loan	Prime plus 2.75%	12/31/2038	897.7	857.6	929.5	0.37%
^CLU Amboy, LLC and Amboy Group, LLC d/b/a Tommy Moloney's	Food Manufacturing	Term Loan	Prime plus 2.75%	12/27/2023	656.2	489.9	504.6	0.20%
^Shane M. Howell and Buck Hardware and Garden Center, LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/27/2038	322.5	301.9	327.1	0.13%
^KK International Trading Corporation	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/23/2028	190.0	160.4	168.2	0.07%
^Kurtis Sniezek d/b/a Wolfe's Foreign Auto	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/20/2038	88.9	83.1	90.5	0.04%
^Mosley Auto Group LLC d/b/a America's Automotive	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/20/2038	221.5	207.0	225.2	0.09%
^Lefont Theaters Inc.	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/19/2023	14.4	10.4	10.6	—%
^PLES Investements, LLC and John Redder, Pappy Sand & Gravel, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/19/2038	555.3	519.0	563.0	0.22%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^TAK Properties LLC and Kinderland Inc	Social Assistance	Term Loan	Prime plus 2.75%	12/18/2038	405.0	379.1	411.4	0.16%
^TOL LLC d/b/a Wild Birds Unlimited	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	12/13/2023	18.0	13.4	13.7	0.01%
^920 CHR Realty LLC V. Garofalo Carting Inc	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	12/10/2038	418.1	391.2	426.0	0.17%
^DKB Transport Corp	Truck Transportation	Term Loan	Prime plus 2.75%	12/5/2038	138.8	129.7	141.2	0.06%
^Firm Foundations Inc David S Gaitan Jr and Christopher K Daigle	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/3/2038	104.3	97.4	105.3	0.04%
^Spectrum Development LLC and Solvit Inc & Solvit North, Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/2/2023	387.3	281.2	287.9	0.12%
^BVIP Limousine Service LTD	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	11/27/2038	76.5	71.4	77.6	0.03%
^Eco-Green Reprocessing LLC and Denali Medical Concepts, LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	11/27/2023	67.2	48.1	49.0	0.02%
^Wallace Holdings LLC GFA International Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.5%	11/25/2023	125.0	89.0	90.1	0.04%
^AcuCall LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/21/2023	15.8	11.1	11.3	—%
^Kids in Motion of Springfield LLC d/b/a The Little Gym of Springfield IL	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/18/2023	45.0	32.8	33.4	0.01%
^Yousef Khatib d/b/a Y&M Enterprises	Wholesale Electronic Markets and Agents and Brokers	Term Loan	Prime plus 2.75%	11/15/2023	75.0	53.6	54.7	0.02%
^Howell Gun Works LLC	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	11/14/2023	8.3	6.0	6.1	—%
^Polpo Realty, LLC Polpo Restaurant, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/6/2038	62.5	58.2	63.4	0.03%
^Mid-Land Sheet Metal Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/31/2038	137.5	128.3	139.4	0.06%
^Master CNC Inc & Master Properties LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2038	596.6	555.6	601.3	0.24%
^Janice B. McShan and The Metropolitan Day School, LLC	Social Assistance	Term Loan	Prime plus 2.75%	10/31/2023	42.8	31.1	32.0	0.01%
^1 North Restaurant Corp d/b/a 1 North Steakhouse	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/31/2038	212.5	197.9	215.2	0.09%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Twinsburg Hospitality Group LLC d/b/a Comfort Suites	Accommodation	Term Loan	Prime plus 2.75%	10/31/2038	945.0	883.7	958.5	0.38%
^New Image Building Services Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/29/2023	331.2	234.4	239.3	0.10%
^Greenbrier Technical Services, Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/24/2023	240.1	154.8	159.4	0.06%
^Clairvoyant Realty Corp. and Napoli Marble & Granite Design, Ltd	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/24/2038	246.3	229.3	248.5	0.10%
^Kelly Auto Care LLC d/b/a Shoreline Quick Lube and Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/18/2023	87.5	61.9	63.2	0.03%
^Onofrios Enterprises LLC Onofrios Fresh Cut, Inc	Food Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	312.5	291.5	316.5	0.13%
^Discount Wheel and Tire	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/30/2038	223.8	207.8	225.3	0.09%
^First Steps Real Estate Company, LLC and First Steps Preschool	Social Assistance	Term Loan	Prime plus 2.75%	9/30/2038	97.6	90.7	98.1	0.04%
^Lenoir Business Partners LLC LP Industries, Inc d/b/a Childforms	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	322.7	277.4	301.4	0.12%
^Top Properties LLC and LP Industries, Inc d/b/a Childforms	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	120.0	112.1	122.0	0.05%
^Cencon Properties LLC and Central Connecticut Warehousing Company, Inc	Warehousing and Storage	Term Loan	Prime plus 2.75%	9/30/2038	344.5	320.5	348.6	0.14%
^Gabrielle Realty, LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	9/27/2038	757.5	703.6	762.5	0.30%
^Mitchellville Family Dentistry, Dr. Octavia Simkins-Wiseman DDS PC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/27/2038	335.1	311.2	337.7	0.13%
^Eastside Soccer Dome, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2038	463.8	430.6	468.5	0.19%
^Anthony C Dinoto and Susan S P Dinoto and Anthony C Dinoto Funeral Home	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/26/2038	100.0	92.9	101.0	0.04%
^Southeast Chicago Soccer, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2038	51.2	47.6	51.8	0.02%
^HJ & Edward Enterprises, LLC d/b/a Sky Zone	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2023	262.5	189.7	194.6	0.08%
^Kiddie Steps 4 You Inc.	Social Assistance	Term Loan	Prime plus 2.75%	9/25/2038	89.2	84.4	91.4	0.04%
^Diamond Memorials Incorporated	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/25/2023	14.2	8.9	9.1	—%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Faith Memorial Chapel LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/20/2038	268.4	249.6	270.9	0.11%
^Serious-Fun in Alpharetta, LLC d/b/a The Little Gym of Alpharetta	Educational Services	Term Loan	Prime plus 2.75%	9/20/2023	46.2	32.6	33.2	0.01%
^Westville Seafood LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/19/2038	112.3	104.3	113.1	0.05%
^Maynard Enterprises Inc d/b/a Fastsigns of Texarkana	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/18/2023	16.0	11.4	11.6	—%
^Grafio Inc d/b/a Omega Learning Center-Acworth	Educational Services	Term Loan	Prime plus 2.75%	9/13/2023	156.2	116.1	118.4	0.05%
^Sound Manufacturing Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/12/2028	54.8	45.5	47.6	0.02%
^The Berlerro Group, LLC d/b/a Sky Zone	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/12/2023	421.3	304.3	310.1	0.12%
^Prospect Kids Academy Inc	Educational Services	Term Loan	Prime plus 2.75%	9/11/2038	124.3	115.4	125.3	0.05%
^Alma J. and William R. Walton and Almas Child Day Care Center, Inc	Social Assistance	Term Loan	Prime plus 2.75%	9/11/2038	39.5	36.7	39.9	0.02%
^B for Brunette d/b/a Blo	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/10/2023	53.4	37.9	38.5	0.02%
^Schmaltz Holdings, LLC and Schmaltz Operations, LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/4/2038	224.2	206.9	224.3	0.09%
^Excel RP Inc	Machinery Manufacturing	Term Loan	Prime plus 2.75%	8/30/2023	130.2	90.2	92.8	0.04%
^IlOKA Inc d/b/a Microtech Tel and NewCloud Networks	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/30/2023	687.5	476.1	486.2	0.19%
^ACI Northwest Inc.	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	8/30/2023	906.2	424.7	436.7	0.17%
^Gulfport Academy Child Care and Learning Center, Inc. and Jennifer Sis	Social Assistance	Term Loan	Prime plus 2.75%	8/30/2023	43.3	30.0	30.8	0.01%
^Ramard Inc and Advanced Health Sciences Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/28/2023	187.5	129.9	131.9	0.05%
^RM Hawkins LLC d/b/a Pure Water Tech West and Robert M Hawkins	Nonstore Retailers	Term Loan	Prime plus 2.75%	8/26/2023	85.8	56.2	57.8	0.02%
^JSIL LLC d/b/a Blackstones Hairdressing	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/16/2023	19.5	13.3	13.6	0.01%
^Island Nautical Enterprises, Inc. and Ingwall Holdings, LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	8/14/2038	445.0	322.0	348.6	0.14%
^Caribbean Concepts, Inc. d/b/a Quick Bleach	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/12/2023	22.5	15.6	15.9	0.01%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Majestic Contracting Services, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/26/2038	190.0	175.8	190.4	0.08%
^Daniel W and Erin H Gordon and Silver Lining Stables CT, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/24/2023	11.2	7.8	8.0	—%
^Angkor Restaurant Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/19/2038	93.0	86.0	93.5	0.04%
^Harbor Ventilation Inc and Estes Investment, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2038	92.1	20.3	22.1	0.01%
^Tri County Heating and Cooling Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2023	87.8	60.1	61.8	0.02%
^Morning Star Trucking LLC and Morning Star Equipment and Leasing LLC	Truck Transportation	Term Loan	Prime plus 2.75%	7/17/2023	53.7	36.8	37.4	0.01%
^Maxiflex LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/28/2023	153.5	103.5	106.4	0.04%
^GIA Realty LLC and VRAJ GIA LLC d/b/a Lakeview Laundromat	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/28/2038	97.5	90.0	97.9	0.04%
^JRA Holdings LLC Jasper County Cleaners Inc d/b/a Superior Cleaner	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/28/2038	121.0	110.2	119.8	0.05%
^2161 Highway 6 Trail, LLC, R. H. Hummer JR., Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	6/19/2026	1,250.0	748.2	778.9	0.31%
^Blakeslee Arpaia Chapman, Inc. d/b/a Blakeslee Industrial Services	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	6/18/2028	875.0	715.9	751.4	0.30%
^KDP LLC and KDP Investment Advisors, Inc and KDP Asset Management, Inc	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/14/2023	343.8	232.8	236.5	0.09%
^Elite Structures Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/12/2038	932.8	839.9	913.1	0.36%
^Willowbrook Properties LLC Grove Gardens Landscaping Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/5/2038	186.3	172.0	186.6	0.07%
^Absolute Desire LLC and Mark H. Szierer and Sophisticated Smile	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/5/2038	188.2	174.0	188.1	0.08%
^RXSB, Inc d/b/a Medicine Shoppe	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	5/30/2023	186.2	124.8	126.6	0.05%
^Gregory P Jellenek OD and Associates PC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/28/2023	63.5	43.2	44.1	0.02%
^Ryan D. Thornton and Thornton & Associates LLC	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	5/24/2023	68.7	34.1	34.6	0.01%
^PowerWash Plus, Inc. and CJR, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/30/2038	550.0	506.6	548.6	0.22%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Peanut Butter & Co., Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	4/30/2023	100.0	65.8	66.8	0.03%
^Brothers International Desserts	Food Manufacturing	Term Loan	Prime plus 2.75%	4/26/2023	230.0	152.2	155.7	0.06%
^Kidrose, LLC d/b/a Kidville Riverdale	Educational Services	Term Loan	Prime plus 2.75%	4/22/2023	78.7	52.7	53.8	0.02%
^1258 Hartford TPKE, LLC and Phelps and Sons, Inc	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/29/2038	124.6	114.4	123.6	0.05%
^Capital Scrap Metal, LLC and Powerline Investment, LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/29/2038	500.0	436.8	474.5	0.19%
^MRM Supermarkets Inc d/b/a Constantins Breads; Dallas Gourmet Breads	Food Manufacturing	Term Loan	Prime plus 2.75%	3/29/2038	336.0	309.0	333.5	0.13%
^Neyra Industries, Inc. and Edward Neyra	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	3/27/2023	217.5	142.2	146.0	0.06%
^Xela Pack, Inc. and Aliseo and Catherine Gentile	Paper Manufacturing	Term Loan	Prime plus 2.75%	3/27/2028	271.8	218.9	229.5	0.09%
^A & M Commerce, Inc. d/b/a Cranberry Sunoco	Gasoline Stations	Term Loan	Prime plus 2.75%	3/27/2038	330.3	303.0	328.6	0.13%
^American Diagnostic Imaging, Inc. d/b/a St. Joseph Imaging Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/25/2038	537.5	493.4	533.8	0.21%
^Michael A.and HeatherR. Welsch d/b/a Art & FrameEtc.	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/22/2038	67.5	61.9	67.2	0.03%
^M & H Pine Straw Inc and Harris L. Maloy	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/21/2023	288.7	198.8	203.6	0.08%
^Truth Technologies Inc d/b/a Truth Technologies Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/21/2023	79.5	52.0	52.8	0.02%
^J. Kinderman & Sons Inc., d/b/a BriteStar Inc.	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	3/20/2023	181.2	119.2	122.4	0.05%
^Stellar Environmental LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/18/2023	56.3	36.8	37.8	0.02%
^Sound Manufacturing, Inc. and Monster Power Equipment Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/15/2023	523.0	340.7	348.2	0.14%
^Golden Gate Lodging LLC	Accommodation	Term Loan	Prime plus 2.75%	3/12/2038	115.0	105.6	114.4	0.05%
^River Club Golf Course Inc d/b/a The River Club	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2038	475.2	435.2	471.5	0.19%
^Bakhtar Group LLC d/b/a Malmaison	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2023	103.8	67.6	68.5	0.03%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Osceola River Mill, LLC and Ironman Machine, Inc.	Machinery Manufacturing	Term Loan	Prime plus 2.75%	2/20/2038	86.3	79.0	85.6	0.03%
^Java Warung, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/19/2038	51.0	46.8	50.7	0.02%
^Nancy & Karl Schmidt and Moments to Remember USA, LLC	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	2/15/2038	106.2	97.4	105.5	0.04%
^Outcome Driven Innovation, Inc. d/b/a ODI	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	2/12/2023	84.9	54.2	54.9	0.02%
^Knits R Us, Inc. d/b/a NYC Sports / Mingle	Textile Mills	Term Loan	Prime plus 2.75%	2/11/2038	125.0	114.7	124.6	0.05%
^North Country Transport, LLC	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	2/6/2023	15.0	9.7	9.9	—%
^MJD Investments, LLC d/b/a The Community Day School	Social Assistance	Term Loan	Prime plus 2.75%	1/31/2038	258.3	236.1	255.6	0.10%
^Sherill Universal City d/b/a Golden Corral	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/28/2038	440.5	404.3	437.7	0.17%
^Macho LLC and Madelaine Chocolate Novelties Inc	Food Manufacturing	Term Loan	Prime plus 2.75%	12/31/2037	500.0	458.6	500.3	0.20%
^WI130, LLC & Lakeland Group, Inc d/b/a Lakeland Electrical	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/31/2028	271.4	220.4	231.7	0.09%
^Elegant Fireplace Mantels, Inc. d/b/a Elegant Fireplace Mantels	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/31/2022	97.5	61.5	62.9	0.03%
^Babie Bunnie Enterprises Inc d/b/a Triangle Mothercare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/28/2027	46.2	33.3	34.8	0.01%
^John Duffy Fuel Co., Inc.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/28/2022	513.8	324.2	333.1	0.13%
^Polpo Realty LLC & Polpo Restaurant LLC d/b/a Polpo Restauran	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/27/2037	517.5	473.3	516.4	0.21%
^Martin L Hopp, MD PHD A Medical Corp d/b/a Tower ENT	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2022	66.3	41.6	42.6	0.02%
^United Woodworking, Inc	Wood Product Manufacturing	Term Loan	6%	12/20/2022	17.2	11.3	11.6	—%
^Pioneer Window Holdings, Inc and Subsidiaries d/b/a Pioneer Windows	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/20/2022	225.0	141.5	145.1	0.06%
^Ezzo Properties, LLC and Great Lakes Cleaning, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/20/2027	389.6	308.7	323.1	0.13%
^The Amendments Group LLC d/b/a Brightstar	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/17/2022	22.5	14.2	14.6	0.01%
^Cheryle A Baptiste and Cheryle Baptiste DDS PLLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/30/2037	286.5	262.0	285.6	0.11%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Aegis Creative Communications, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/30/2022	387.5	246.5	251.8	0.10%
^Daniel Gordon and Erin Gordon and Silver Lining Stables CT, LLC	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	11/28/2037	223.8	204.2	222.7	0.09%
^D&L Rescources, Inc. d/b/a The UPS Store	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	11/27/2022	9.8	6.1	6.2	—%
^Richmond Hill Mini Market, LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/27/2037	185.2	168.8	183.9	0.07%
^DRV Enterprise, Inc. d/b/a Cici's Pizza # 339	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/26/2022	65.0	37.7	38.7	0.02%
^U & A Food and Fuel, Inc. d/b/a Express Gas & Food Mart	Gasoline Stations	Term Loan	Prime plus 2.75%	11/21/2037	96.2	87.6	95.6	0.04%
^Pioneer Windows Manufacturing Corp, Pioneer Windows	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	11/21/2022	275.0	170.8	175.1	0.07%
^R & J Petroleum LLC and Manar USA, Inc.	Gasoline Stations	Term Loan	Prime plus 2.75%	11/20/2037	180.0	163.9	178.7	0.07%
^St Judes Physical Therapy P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/19/2022	21.0	13.1	13.4	0.01%
^Hi-Def Imaging, Inc. d/b/a SpeedPro Imaging	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/9/2022	22.2	13.8	14.1	0.01%
^Reidville Hydraulics Mfg Inc d/b/a Summit	Machinery Manufacturing	Term Loan	Prime plus 2.75%	11/2/2037	265.9	242.7	263.9	0.11%
^Big Apple Entertainment Partners, LLC d/b/a Ripley's Believe It or Not	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/26/2022	180.0	113.2	115.7	0.05%
^LA Diner Inc d/b/a Loukas L A Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/28/2037	677.5	619.2	675.0	0.27%
^University Park Retreat, LLC d/b/a Massage Heights	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/27/2022	76.0	46.0	47.3	0.02%
^Forno Italiano Di Nonna Randazzo, LLC d/b/a Nonna Randazzo's Bakery	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/26/2037	183.7	167.9	182.7	0.07%
^LaSalle Market and Deli EOK Inc and Rugen Realty LLC d/b/a LaSalle Mark	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/21/2037	252.2	228.7	248.8	0.10%
^O'Rourkes Diner LLC d/b/a O'Rourke's Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/19/2037	65.5	59.4	64.6	0.03%
^AJK Enterprise LLC d/b/a AJK Enterprise LLC	Truck Transportation	Term Loan	Prime plus 2.75%	8/27/2022	16.5	9.8	10.1	—%
^New Image Building Services, Inc. d/b/a New Image Repair Services	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/23/2037	285.6	258.5	280.8	0.11%
^Suncoast Aluminum Furniture, Inc	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	8/17/2037	360.0	325.8	355.2	0.14%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Hofgard & Co., Inc. d/b/a HofgardBenefits	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/27/2022	107.3	63.2	64.8	0.03%
^Georgia Safe Sidewalks LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/27/2022	15.0	8.7	8.9	—%
^Scoville Plumbing & Heating Inc and Thomas P. Scoville	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/25/2022	50.0	32.1	32.9	0.01%
^Central Tire, Inc. d/b/a Cooper Tire & Auto Services	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/29/2037	288.5	259.6	282.3	0.11%
^WPI, LLC	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	6/29/2024	129.5	87.2	90.0	0.04%
^Havana Central (NY) 5, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/29/2022	1,166.8	736.2	754.3	0.30%
^Jenkins-Pavia Corporation d/b/a Victory Lane Quick Oil Change	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/27/2037	69.7	62.8	68.3	0.03%
^KIND-ER-ZZ Inc d/b/a Kidville	Educational Services	Term Loan	Prime plus 2.75%	6/15/2022	50.0	28.8	29.4	0.01%
^Graphish Studio, Inc. and Scott Fishoff	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/14/2022	20.2	11.8	12.0	—%
^ALF, LLC Mulit-Service Eagle Tires	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	5/31/2037	62.9	56.5	61.5	0.02%
^Craig R Freehauf d/b/a Lincoln Theatre	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	5/31/2022	47.9	20.3	20.8	0.01%
^Lefont Theaters, Inc.	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	5/30/2022	137.0	78.6	80.4	0.03%
^Christou Real Estate Holdings LLC d/b/a Tops American Grill	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/17/2037	284.0	254.7	277.4	0.11%
^Tracey Vita-Morris d/b/a Tracey Vita's School of Dance	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	5/10/2022	22.5	12.9	13.2	0.01%
^Bisson Transportation, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	5/7/2037	588.1	550.0	597.5	0.24%
^Bisson Moving & Storage Company Bisson Transportation Inc	Truck Transportation	Term Loan	Prime plus 2.75%	5/7/2022	528.8	342.1	350.3	0.14%
^Fair Deal Food Mart Inc d/b/a Neighbors Market	Gasoline Stations	Term Loan	Prime plus 2.75%	5/3/2037	381.2	342.3	372.9	0.15%
^Tanner Optical, Inc. d/b/a Murphy Eye Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/27/2022	8.2	4.6	4.7	—%
^Zane Filippone Co Inc d/b/a Culligan Water Conditioning	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/12/2022	558.2	316.4	324.0	0.13%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Indoor Playgrounds Limited Liability Company d/b/a Kidville	Educational Services	Term Loan	Prime plus 2.75%	4/5/2022	19.5	6.2	6.3	—%
^Brandywine Picnic Park, Inc. and B.Ross Capps & Linda Capps	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/30/2031	231.4	191.7	204.1	0.08%
^Access Staffing, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/30/2022	187.5	104.5	106.4	0.04%
^Willow Springs Golf Course, Inc. & JC Lindsey Family Limited Partners	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/29/2037	755.4	675.3	734.9	0.29%
^DC Realty, LLC d/b/a FOGO Data Centers	Professional, Scientific, and Technical Services	Term Loan	6%	3/23/2037	3,133.8	2,623.4	2,855.0	1.14%
^DC Realty, LLC d/b/a FOGO Data Centers	Professional, Scientific, and Technical Services	Term Loan	6.25%	3/23/2022	1,540.0	808.9	828.2	0.33%
^Manuel P. Barrera and Accura Electrical Contractor, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/23/2028	103.7	80.0	83.9	0.03%
^Shweiki Media, Inc. d/b/a Study Breaks Magazine	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/22/2027	1,178.8	883.7	923.5	0.37%
^ATI Jet, Inc.	Air Transportation	Term Loan	Prime plus 2.75%	12/28/2026	852.8	615.9	644.7	0.26%
^J. Kinderman & Sons, Inc. d/b/a Brite Star Manufacturing Company	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/22/2036	495.0	446.4	486.3	0.19%
^K's Salon, LLC d/b/a K's Salon	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/20/2021	73.6	39.2	40.0	0.02%
^15 Frederick Place LLC & Pioneer Windows Holdings Inc & Subs	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/16/2021	250.0	131.4	134.4	0.05%
^M & H Pinestraw, Inc. and Harris L. Maloy	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/15/2021	238.2	135.5	138.5	0.06%
^Taylor Transport, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	12/8/2021	515.5	179.0	183.2	0.07%
^Thomas P. Scoville d/b/a Scoville Plumbing & Heating, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/16/2021	62.5	34.3	35.1	0.01%
^MRM Supermarkets, Inc. d/b/a Constantin's Breads	Food Manufacturing	Term Loan	Prime plus 2.75%	11/10/2021	137.5	72.1	73.7	0.03%
^K9 Bytes, Inc & Epazz, Inc d/b/a K9 Bytes, Inc	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	10/26/2021	58.7	31.3	31.9	0.01%
^28 Cornelia Street Properties, LLC and Zouk, Ltd.d/b/a Palma	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/25/2021	22.5	11.5	11.8	—%
^39581 Garfield, LLC and Tri County Neurological Associates, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2036	83.3	73.3	79.8	0.03%
See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Robert E. Caves, Sr. and American Plank d/b/a Caves Enterprises	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/30/2021	302.5	150.3	153.6	0.06%
^39581 Garfield, LLC and Tricounty Neurological Associates, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2036	28.4	24.9	27.1	0.01%
^PTK, Incorporated d/b/a Night N Day 24 HR Convenience Store	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/30/2036	137.5	121.3	132.0	0.05%
^Big Apple Entertainment Partners, LLC d/b/a Ripley's Believe it or Not	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2021	1,070.0	535.1	545.1	0.22%
^Equity National Capital LLC & Chadbourne Road Capital, LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	9/26/2021	62.5	31.7	32.3	0.01%
^Bryan Bantry Inc.	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/8/2021	400.0	42.4	43.2	0.02%
^Michael S. Decker & Janet Decker d/b/a The Hen House Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/30/2036	16.4	14.4	15.6	0.01%
^Qycell Corporation	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	8/19/2021	187.5	88.2	90.0	0.04%
^Trademark Equipment Company Inc and David A. Daniel	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	8/19/2036	133.6	117.5	127.8	0.05%
^Valiev Ballet Academy, Inc	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	8/12/2036	91.5	37.3	40.6	0.02%
^A & A Auto Care, LLC d/b/a A & A Auto Care, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/12/2036	101.0	89.0	96.8	0.04%
^LaHoBa, LLC d/b/a Papa John's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/3/2036	77.5	67.7	73.7	0.03%
^Kelly Chon LLC d/b/a Shi-Golf	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	7/29/2021	17.5	6.2	6.3	—%
^MTV Bowl, Inc. d/b/a Legend Lanes	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/30/2036	248.5	218.4	237.2	0.09%
^Lavertue Properties LLP d/b/a Lavertue Properties	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/29/2036	44.7	39.3	42.8	0.02%
^Lisle Lincoln II Limited Partnership d/b/a Lisle Lanes LP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/29/2036	338.1	307.9	334.6	0.13%
^Pierce Developments, Inc. d/b/a Southside Granite	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/13/2036	256.1	224.1	243.3	0.10%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Major Queens Body & Fender Corp	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/10/2021	28.6	13.7	14.0	0.01%
^J&K Fitness, LLC d/b/a Physiques Womens Fitness Center	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/8/2036	449.2	403.6	438.7	0.18%
^Peanut Butter & Co., Inc. d/b/a Peanut Butter & Co.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/3/2021	65.5	30.2	30.7	0.01%
^Demand Printing Solutions, Inc. and MLM Enterprises, LLC	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/27/2021	16.5	7.7	7.9	—%
^Modern on the Mile, LLC d/b/a Ligne Roset	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	5/25/2021	212.5	99.1	100.9	0.04%
^Music Mountain Water Company, LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	4/25/2036	138.1	119.8	130.2	0.05%
^Profile Performance, Inc. and Eidak Real Estate, L.L.C.	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/20/2036	127.5	111.1	120.8	0.05%
^Northwind Outdoor Recreation, Inc. d/b/a Red Rock Wilderness Store	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/18/2036	129.5	115.3	125.4	0.05%
^Michael S. Korfe d/b/a North Valley Auto Repair	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/24/2036	15.5	13.5	14.6	0.01%
^Actknowledge,Inc d/b/a Actknowledge	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/21/2021	57.3	26.0	26.5	0.01%
^Key Products I&II, Inc. d/b/a Dunkin' Donuts/Baskin-Robbins	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/10/2021	153.0	69.6	70.8	0.03%
^Stephen Frank, Patricia Frank and Suds Express LLC d/b/a Frank Chiropra	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/25/2023	63.0	33.8	34.8	0.01%
^SuzyQue’s LLC d/b/a Suzy Que’s	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/11/2036	61.0	53.1	57.7	0.02%
^Little People’s Village, LLC d/b/a Little People’s Village	Social Assistance	Term Loan	Prime plus 2.75%	1/31/2036	31.1	26.9	29.2	0.01%
^Seagate Group Holdings, Inc. d/b/a Seagate Logistics, Inc.	Support Activities for Transportation	Term Loan	Prime plus 2.75%	1/28/2036	113.4	98.0	106.5	0.04%
^Patrageous Enterprises, LLC d/b/a Incredibly Edible Delites of Laurel	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/29/2020	7.6	3.1	3.2	—%
Dixie Transport, Inc. & Johnny D. Brown & Jimmy Brown & Maudain Brown	Support Activities for Transportation	Term Loan	5.25%	12/28/2035	145.9	133.2	144.8	0.06%
Groundworks Unlimited LLC	Specialty Trade Contractors	Term Loan	6%	12/17/2023	120.0	76.0	78.7	0.03%
^Shree OM Lodging, LLC d/b/a Royal Inn	Accommodation	Term Loan	Prime plus 2.75%	12/17/2035	27.7	23.9	26.0	0.01%
^Lodin Medical Imaging, LLC d/b/a Watson Imaging Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/1/2020	66.4	27.3	27.8	0.01%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Robert F. Schuler and Lori A. Schuler d/b/a Bob’s Service Center	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/30/2035	34.0	29.3	31.8	0.01%
^West Cobb Enterprises, Inc and Advanced Eye Associates, L.L.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/12/2035	148.7	128.1	139.2	0.06%
^Lincoln Park Physical Therapy	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/20/2020	43.5	16.2	16.5	0.01%
^K9 Bytes, Inc & Epazz, Inc	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	9/30/2020	18.5	7.7	7.8	—%
^Elan Realty, LLC and Albert Basse Asociates, Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	9/30/2035	228.2	195.3	212.1	0.08%
^Success Express,Inc. d/b/a Success Express	Couriers and Messengers	Term Loan	Prime plus 2.75%	9/29/2020	91.8	36.1	36.7	0.01%
^Modern Manhattan, LLC	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	9/20/2020	204.0	81.7	83.2	0.03%
^Dirk's Trucking, L.L.C. d/b/a Dirk's Trucking	Truck Transportation	Term Loan	Prime plus 2.75%	9/17/2020	17.7	6.9	7.0	—%
^Rudy & Louise Chavez d/b/a Clyde's Auto and Furniture Upholstery	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/2/2035	50.1	42.8	46.5	0.02%
^Newsome Trucking Inc and Kevin Newsome	Truck Transportation	Term Loan	Prime plus 2.75%	9/2/2035	423.1	206.1	223.8	0.09%
^California College of Communications, Inc.	Educational Services	Term Loan	Prime plus 2.75%	11/2/2020	172.5	70.6	71.9	0.03%
^DDLK Investments LLC d/b/a Smoothie King	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/30/2020	7.5	2.1	2.2	—%
^Members Only Software	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/30/2020	40.3	15.4	15.7	0.01%
^ActKnowledge,Inc d/b/a ActKnowledge	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/30/2020	50.0	18.7	19.0	0.01%
^I-90 RV & Auto Supercenter	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/29/2035	74.9	63.6	69.0	0.03%
^Zouk, Ltd. d/b/a Palma	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/25/2020	27.5	10.7	10.9	—%
^CJ Park Inc. d/b/a Kidville Midtown West	Educational Services	Term Loan	Prime plus 2.75%	6/25/2020	26.4	7.8	7.9	—%
^Tanner Optical Inc. d/b/a Murphy Eye Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/22/2035	94.6	80.2	87.0	0.03%
^M & H Pine Straw, Inc.and Harris Maloy	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	7/10/2020	67.5	28.2	28.6	0.01%
^Excel RP, Inc./Kevin and Joann Foley	Machinery Manufacturing	Term Loan	Prime plus 2.75%	7/8/2028	50.0	36.8	38.9	0.02%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
ValleyStar, Inc. d/b/a BrightStar HealthCare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2020	6.1	2.2	2.3	—%
^ValleyStar, Inc. d/b/a BrightStar Healthcare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2020	7.5	2.8	2.8	—%
^Diag, LLC d/b/a Kidville	Educational Services	Term Loan	Prime plus 2.75%	6/21/2020	37.5	13.5	13.8	0.01%
^M & H Pine Straw, Inc and Harris L. Maloy	Support Activities for Agriculture and Forestry	Term Loan	6%	4/30/2020	183.3	57.0	58.0	0.02%
^New Economic Methods LLC d/b/a Rita's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2020	24.8	0.6	0.7	—%
^Cocoa Beach Parasail Corp. d/b/a Cocoa Beach Parasail	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/26/2020	6.3	2.2	2.2	—%
^Vortex Automotive LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/5/2035	76.6	64.7	70.1	0.03%
^Lahoba,LLC d/b/a Papa John's Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/30/2034	42.5	35.7	38.7	0.02%
^Music Mountain Water Company,LLC d/b/a Music Mountain Water Co.	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	12/29/2019	185.3	58.8	59.6	0.02%
^Animal Intrusion Prevention Systems Holding Company, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/29/2024	126.5	27.4	28.4	0.01%
^David A. Nusblatt, D.M.D, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/11/2019	9.0	2.8	2.8	—%
^CMA Consulting d/b/a Construction Management Associates	Construction of Buildings	Term Loan	Prime plus 2.75%	12/11/2019	58.5	16.5	16.7	0.01%
^KMC RE, LLC & B&B Kennels	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/19/2034	58.3	48.8	52.8	0.02%
^Demand Printing Solutions, Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	12/12/2019	10.0	3.1	3.1	—%
^Demand Printing Solutions, Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	10/29/2034	147.5	123.0	133.2	0.05%
Rover Repairs	Repair and Maintenance	Term Loan	Prime plus 2.5%	11/28/2029	72.5	52.8	39.3	0.02%
^Supreme Screw Products	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	4/17/2019	308.2	69.8	70.6	0.03%
^Gray Tree Service, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/18/2018	50.0	9.5	9.5	—%
^Gourmet to You, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2019	12.1	2.4	2.5	—%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^The Alba Financial Group, Inc.	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	6%	1/10/2019	22.5	10.9	11.0	—%
^Grapevine Professional Services, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/22/2019	8.2	1.6	1.6	—%
^Inflate World Corporation	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/30/2018	7.5	0.9	0.9	—%
^Peter Thomas Roth Labs LL	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/26/2018	425.0	67.6	68.1	0.03%
^CBA D&A Pope, LLC d/b/a Christian Brothers Automotive	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/14/2018	144.9	20.0	20.1	0.01%
^Gilbert Chiropractic Clinic, Inc.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/7/2018	22.5	2.7	2.7	—%
^D & D's Divine Beauty School of Esther, LLC	Educational Services	Term Loan	6%	8/1/2031	57.7	50.1	53.7	0.02%
Bwms Management, LLC	Food Services and Drinking Places	Term Loan	0%	3/1/2018	5.1	2.2	2.1	—%
^Burks & Sons Development LLC d/b/a Tropical Smoothie Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/22/2018	49.7	4.8	4.9	—%
Bliss Coffee and Wine Bar, LLC	Food Services and Drinking Places	Term Loan	6%	3/19/2018	87.5	69.0	69.4	0.03%
^Zog Inc.	Other Information Services	Term Loan	6%	3/17/2018	97.5	55.7	56.0	0.02%
^Saan M.Saelee d/b/a Saelee's Delivery Service	Truck Transportation	Term Loan	Prime plus 2.75%	3/12/2018	9.8	1.0	1.0	—%
Integrity Sports Group, LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	6%	3/6/2018	75.0	31.0	31.2	0.01%
^Enewhere Custom Canvas, LLC	Textile Product Mills	Term Loan	Prime plus 2.75%	2/15/2018	12.0	1.1	1.1	—%
^A & A Acquisition, Inc. d/b/a A & A International	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	2/15/2018	100.0	8.6	8.6	—%
^All American Printing	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	10/26/2032	69.7	36.6	39.4	0.02%
^Seo's Paradise Cleaners, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/19/2018	9.8	0.3	0.3	—%
Connect Litigation Technology, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2%	10/18/2025	150.6	26.5	18.9	0.01%
^Margab, Inc. d/b/a Smoothie King	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/28/2017	44.0	2.9	2.9	—%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^RCB Enterprises, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/18/2017	21.2	1.7	1.7	—%
^Tammy's Bakery, Inc. d/b/a Tammy's Bakery	Food Manufacturing	Term Loan	Prime plus 2.75%	12/10/2017	71.8	5.4	5.4	—%
^Maria C. Sathre and David N. Sathre d/b/a Black Forest Liquor Store	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/28/2017	18.6	1.0	1.0	—%
^Kings Laundry,LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/30/2017	64.5	2.9	2.9	—%
^Quality Engraving Services Inc. and Ian M. Schnaitman	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	10/17/2017	15.0	0.9	0.9	—%
^Louis B. Smith d/b/a LAQ Funeral Coach	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/15/2017	12.6	0.4	0.4	—%
^1911 East Main Street Holdings, Corp	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2032	15.8	12.1	13.0	0.01%
^Metano IBC Services, Inc. and Stone Brook Leasing, LLC	Rental and Leasing Services	Term Loan	Prime plus 2.75%	8/17/2017	315.0	8.5	8.6	—%
^Mala Iyer, MD d/b/a Child and Family Wellness Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/11/2017	50.0	1.6	1.6	—%
^Water Works Laundromat, LLC	Personal and Laundry Services	Term Loan	Prime plus 2.25%	9/7/2027	267.3	173.6	178.5	0.07%
^Dave Kris, and MDK Ram Corp.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/5/2026	52.6	30.9	32.3	0.01%
^Gill Express Inc. d/b/a American Eagle Truck Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	1/5/2027	286.9	180.6	189.7	0.08%
^Smooth Grounds, Inc.	Food Services and Drinking Places	Term Loan	7.75%	12/31/2018	64.5	29.3	29.6	0.01%
^Fran-Car Corporation d/b/a Horizon Landscape Management	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/3/2028	244.7	155.6	164.2	0.07%
^Head To Toe Personalized Pampering, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/27/2031	12.0	8.8	9.4	—%
^Christopher F. Bohon & Pamela D. Bohon	Social Assistance	Term Loan	Prime plus 2.75%	10/28/2026	5.1	3.1	3.3	—%
Mogas Limited	Gasoline Stations	Term Loan	Prime plus 2.75%	5/31/2030	100.0	71.3	54.1	0.02%
^Shree Om Lodging, LLC d/b/a Royal Inn	Accommodation	Term Loan	Prime plus 2.75%	5/2/2030	76.9	63.1	67.2	0.03%
^Pedzik's Pets, LLC	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	3/31/2030	12.3	8.8	9.3	—%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Nancy Carapelluci & A & M Seasonal Corner Inc.	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/1/2025	25.1	13.8	14.4	0.01%
Patricia Hughes Jones, MD PC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/13/2020	18.0	4.6	3.2	—%
^Moonlight Multi Media Production, Inc.	Other Information Services	Term Loan	5.3%	2/1/2025	7.0	3.0	3.2	—%
David M. Goens d/b/a Superior Auto Paint & Body, Inc.	Repair and Maintenance	Term Loan	6%	8/26/2024	32.2	16.9	17.6	0.01%
^McCallister Venture Group, LLC and Maw's Vittles, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/30/2029	17.2	11.1	11.8	—%
^Computer Renaissance d/b/a Dante IT Services, Inc.	Electronics and Appliance Stores	Term Loan	Prime plus 3.75%	3/1/2018	13.5	1.0	1.0	—%
^Chong Hun Im d/b/a Kim's Market	Food and Beverage Stores	Term Loan	Prime plus 2.5%	2/27/2024	18.3	8.8	9.1	—%
Whirlwind Car Wash, Inc.	Repair and Maintenance	Term Loan	Prime plus 2%	4/9/2029	76.9	65.2	66.5	0.03%
^West Experience,Inc/West Mountain Equipment Rental,Inc/Ski West Lodge	Amusement, Gambling, and Recreation Industries	Term Loan	6%	6/5/2026	1,076.7	843.7	883.4	0.35%
^Center-Mark Car Wash, Ltd	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/18/2024	52.3	26.3	27.3	0.01%
^Shuttle Car Wash, Inc. d/b/a Shuttle Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.25%	11/10/2028	25.3	16.7	17.2	0.01%
^Min Hui Lin	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/30/2028	28.8	16.9	17.8	0.01%
^Delta Partners, LLC d/b/a Delta Carwash	Repair and Maintenance	Term Loan	Prime plus 2.5%	4/5/2029	61.1	41.3	43.3	0.02%
^Auto Sales, Inc.	Motor Vehicle and Parts Dealers	Term Loan	6%	8/17/2023	17.2	7.3	7.5	—%
^B & J Manufacturing Corporation and Benson Realty Trust	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2%	3/30/2021	57.2	17.6	17.7	0.01%
^RAB Services, Inc. & Professional Floor Installations	Specialty Trade Contractors	Term Loan	Prime plus 2.5%	1/31/2023	14.3	6.5	6.7	—%
^Ralph Werner d/b/a Werner Transmissions	Gasoline Stations	Term Loan	Prime plus 2.75%	12/29/2021	6.0	2.1	2.2	—%
^Taste of Inverness, Inc. d/b/a China Garden	Food Services and Drinking Places	Term Loan	Prime plus 2%	6/29/2025	16.9	8.4	8.5	—%
^M. Krishna, Inc. d/b/a Super 8 Motel	Accommodation	Term Loan	Prime plus 2%	3/20/2025	53.2	9.0	9.1	—%
^Robin C. & Charles E. Taylor & Brigantine Aquatic Center LLC	Amusement, Gambling, and Recreation Industries	Term Loan	6%	9/14/2023	39.8	30.6	31.6	0.01%
^OrthoQuest, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2%	3/12/2022	13.0	3.9	3.9	—%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^CPN Motel, L.L.C. d/b/a American Motor Lodge	Accommodation	Term Loan	Prime plus 2.25%	4/30/2024	68.1	29.1	29.7	0.01%
^Track Side Collision & Tire, Inc.	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/16/2025	10.2	4.7	4.9	—%
^Duttakrupa, LLC d/b/a Birmingham Motor Court	Accommodation	Term Loan	Prime plus 2.25%	9/8/2023	22.6	11.4	11.7	—%
^Deesha Corporation, Inc. d/b/a Best Inn & Suites	Accommodation	Term Loan	Prime plus 2.25%	2/14/2025	53.2	26.1	26.7	0.01%
^Maruti, Inc	Accommodation	Term Loan	Prime plus 2.25%	11/25/2024	50.4	24.1	24.7	0.01%
Willington Hills Equestrian Center LLC	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	10/19/2022	19.5	12.6	13.0	0.01%
^LABH, Inc. t/a Ramada Ltd.	Accommodation	Term Loan	Prime plus 2.25%	9/27/2024	85.1	38.8	39.6	0.02%
^Randall D. & Patricia D. Casaburi d/b/a Pat's Pizzazz	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	3/13/2023	15.7	6.6	6.8	—%
^Gain Laxmi, Inc. d/b/a Super 8 Motel	Accommodation	Term Loan	Prime plus 2.25%	5/31/2023	46.4	18.7	19.1	0.01%
^Naseeb Corporation	Accommodation	Term Loan	Prime plus 2.25%	3/31/2024	62.9	28.2	28.7	0.01%
^Stillwell Ave Prep School	Social Assistance	Term Loan	Prime plus 2.75%	1/14/2023	17.1	5.9	6.1	—%
^Karis, Inc.	Accommodation	Term Loan	Prime plus 2%	12/22/2023	34.1	12.6	12.7	0.01%
^Five Corners, Ltd.	Gasoline Stations	Term Loan	Prime plus 2.75%	12/11/2019	19.5	4.0	4.1	—%
^Alyssa Corp d/b/a Knights Inn	Accommodation	Term Loan	Prime plus 2.25%	9/30/2023	65.7	40.4	41.1	0.02%
^Bhailal Patel d/b/a New Falls Motel	Accommodation	Term Loan	Prime plus 2.75%	3/27/2023	22.9	3.3	3.4	—%
^Pegasus Automotive, Inc.	Gasoline Stations	Term Loan	Prime plus 2.75%	12/23/2022	25.8	10.2	10.5	—%
^Delyannis Iron Works	Fabricated Metal Product Manufacturing	Term Loan	6%	12/8/2022	68.4	13.5	13.9	0.01%
^P. Agrino, Inc. d/b/a Andover Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/18/2021	32.6	8.0	8.2	—%
^RJS Service Corporation	Gasoline Stations	Term Loan	Prime plus 2.75%	8/20/2021	18.1	5.6	5.7	—%
Total Performing SBA Unguaranteed Investments					$258,726.7	$229,400.0	$231,250.4	92.41%

Non-Performing SBA Unguaranteed Investments (3)

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
*^200 North 8th Street Associates LLC and Enchanted Acres Farm	Food Manufacturing	Term Loan	6.25%	5/4/2028	468.8	469.3	443.4	0.18%
*^214 North Franklin, LLC and Winter Ventures, Inc.	Nonstore Retailers	Term Loan	6%	11/29/2037	81.7	81.7	—	—%
*^636 South Center Holdings, LLC and New Mansfield Brass and Aluminum Co.	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	3/20/2039	70.8	71.0	68.0	0.03%
*^A + Quality Home Health Care, Inc.	Ambulatory Health Care Services	Term Loan	6%	8/1/2016	1.3	1.3	1.2	—%
*^Alejandro Rico d/b/a Rico Motors and Golden West Motel and Alrima Co Inc	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/25/2040	143.1	143.4	133.6	0.05%
*^Al-Mustafa Enterprise, Inc. and Al-Mustafa Enterprise Inc	Motor Vehicle and Parts Dealers	Term Loan	6.25%	9/18/2040	129.3	129.5	105.3	0.04%
*^AUM Estates, LLC and Sculpted Figures Plastic Surgery Inc.	Ambulatory Health Care Services	Term Loan	6%	3/14/2038	305.3	305.7	—	—%
*AWA Fabrication & Construction, L.L.C.	Fabricated Metal Product Manufacturing	Term Loan	6%	4/30/2025	34.7	34.8	—	—%
*^B&B Fitness and Barbell, Inc. d/b/a Elevations Health Club	Amusement, Gambling, and Recreation Industries	Term Loan	6%	6/22/2035	193.9	194.2	197.3	0.08%
*Baker Sales, Inc. d/b/a Baker Sales, Inc.	Nonstore Retailers	Term Loan	6%	3/29/2036	177.0	177.4	78.1	0.03%
*^Fieldstone Quick Stop LLC and Barber Investments LLC and Thadius M B	Gasoline Stations	Term Loan	6%	9/30/2038	646.4	648.0	255.3	0.10%
*^Barber Investments LLC and Fieldstone Quickstop LLC	Gasoline Stations	Term Loan	6.25%	8/15/2039	146.0	146.3	—	—%
*^Chickamauga Properties, Inc., MSW Enterprises, LLP	Amusement, Gambling, and Recreation Industries	Term Loan	6.25%	12/22/2035	59.0	59.0	57.4	0.02%
*^Chickamauga Properties, Inc. and MSW Enterprises, LLP	Amusement, Gambling, and Recreation Industries	Term Loan	6.25%	10/19/2022	43.4	43.5	—	—%
*^Custom Software, Inc. a Colorado Corporation d/b/a M-33 Access	Professional, Scientific, and Technical Services	Term Loan	6.25%	6/17/2021	276.5	277.2	39.3	0.02%
*^Custom Software, Inc. a Colorado Corporation d/b/a M-33 Access	Broadcasting (except Internet)	Term Loan	6.25%	4/30/2022	94.1	94.3	—	—%
*^D&G Capital LLC d/b/a Miami Grill 277	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2025	86.6	86.8	59.8	0.02%
*^Daniel S. Fitzpatrick d/b/a Danny's Mobile Appearance Reconditioning Service	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/29/2018	0.9	0.9	0.9	—%
*^Danjam Enterprises, LLC d/b/a Ariel Dental Care	Ambulatory Health Care Services	Term Loan	6%	3/31/2035	125.8	126.0	128.0	0.05%
*^Danjam Enterprises, LLC d/b/a Ariel Dental Care	Ambulatory Health Care Services	Term Loan	6%	3/29/2023	64.7	64.8	59.9	0.02%
*^Dean 1021 LLC d/b/a Pure Pita	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/29/2025	56.5	56.6	44.8	0.02%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
*^Dill Street Bar and Grill Inc and WO Entertainment, Inc	Food Services and Drinking Places	Term Loan	6%	9/27/2027	78.2	78.4	2.7	—%
*Dr. Francis E. Anders, DVM	Professional, Scientific, and Technical Services	Term Loan	6%	8/9/2015	1.6	1.6	1.6	—%
*^E & I Holdings, LP & PA Farm Products, LLC	Food Manufacturing	Term Loan	6%	4/30/2030	4,874.0	4,923.2	2,803.5	1.12%
*^ENI Inc, Event Networks Inc, ENI Worldwide LLC and Spot Shop Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/25/2024	386.4	386.8	212.5	0.08%
*^ENI Inc. d/b/a ENI Group, Inc	Other Information Services	Term Loan	Prime plus 2.75%	12/11/2025	32.8	32.8	—	—%
*^Europlast Ltd	Plastics and Rubber Products Manufacturing	Term Loan	6%	9/26/2022	315.6	316.4	31.0	0.01%
*^Europlast Ltd	Plastics and Rubber Products Manufacturing	Term Loan	6%	5/31/2023	155.2	155.6	87.7	0.04%
*^Event Mecca LLC	Other Information Services	Term Loan	6%	4/10/2023	12.4	12.4	9.5	—%
*^EZ Towing, Inc.	Support Activities for Transportation	Term Loan	6%	1/31/2023	86.2	86.4	8.2	—%
*^Frozen Treats of Hollywood FL, LLC d/b/a Sub Zero Ice Cream	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/22/2025	14.0	14.0	—	—%
*^Gator Communications Group LLC d/b/a Harvard Printing Group	Printing and Related Support Activities	Term Loan	6.25%	3/30/2022	232.9	233.5	27.6	0.01%
*^Gator Communications Group LLC d/b/a Harvard Printing Group	Printing and Related Support Activities	Term Loan	6.25%	4/25/2022	157.4	157.8	—	—%
*^Gator Communications Group, LLC d/b/a Harvard Printing Group	Printing and Related Support Activities	Term Loan	6.25%	3/27/2023	13.3	13.3	—	—%
*^Grand Manor Realty, Inc. & Kevin LaRoe	Real Estate	Term Loan	6%	2/20/2023	18.9	19.0	18.4	0.01%
*Guzman Group,LLC	Rental and Leasing Services	Term Loan	6%	1/30/2016	183.8	184.3	175.7	0.07%
*Harrelson Materials Management,Inc	Waste Management and Remediation Services	Term Loan	6%	6/24/2021	464.0	465.2	24.6	0.01%
*^Hartford Cardiology Group LLC and Ideal Nutrition of Connecticut LLC	Ambulatory Health Care Services	Term Loan	6.25%	6/30/2026	478.9	480.1	76.4	0.03%
*^Hemingway Custom Cabinetry LLC	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	9/25/2025	198.1	198.6	130.6	0.05%
*^Home Again Restaurant LLC	Food Services and Drinking Places	Term Loan	6.25%	6/30/2040	58.7	58.8	48.2	0.02%
*^J Olson Enterprises LLC and Olson Trucking Direct, Inc.	Truck Transportation	Term Loan	6%	6/28/2025	626.9	628.4	86.1	0.03%
*^J&M Concessions, Inc.d/b/a A-1 Liquors	Food and Beverage Stores	Term Loan	6.25%	3/3/2039	130.2	130.6	70.8	0.03%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
*^J&M Concessions Inc d/b/a A 1 Liquors	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/27/2025	79.8	80.0	22.9	0.01%
*Jenny's Wunderland, Inc.	Social Assistance	Term Loan	6%	6/29/2036	149.7	150.1	38.4	0.02%
*^Karykion, Corporation d/b/a Karykion Corporation	Professional, Scientific, and Technical Services	Term Loan	6%	6/28/2022	144.4	144.8	133.0	0.05%
*^Kantz LLC and Kantz Auto LLC d/b/a Kantz's Hometown Auto	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/29/2039	63.4	63.5	17.4	0.01%
*^Kids at Heart,LLC d/b/a Monster Mini Golf	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/22/2026	21.5	21.6	14.5	0.01%
*Krishna of Orangeburg, Inc.	Accommodation	Term Loan	6%	2/20/2032	10.3	10.3	5.6	—%
*^Kup's Auto Spa Inc	Repair and Maintenance	Term Loan	6.25%	11/15/2038	365.9	366.8	374.4	0.15%
*Kup’s Auto Spa, Inc.	Repair and Maintenance	Term Loan	6.25%	10/23/2025	54.6	54.7	53.4	0.02%
*^Las Torres Development LLC d/b/a Houston Event Centers	Real Estate	Term Loan	6%	8/27/2028	51.0	51.0	—	—%
*^M and C Renovations Inc	Construction of Buildings	Term Loan	Prime plus 2.75%	10/31/2024	14.4	14.4	11.1	—%
*^Matchless Transportation LLC d/b/a First Class Limo	Transit and Ground Passenger Transportation	Term Loan	6.25%	8/3/2022	126.2	126.5	13.7	0.01%
*^Milliken and Milliken, Inc. d/b/a Milliken Wholesale Distribution	Merchant Wholesalers, Durable Goods	Term Loan	6%	6/10/2036	152.8	152.9	138.7	0.06%
*^Mojo Brands Media, LLC	Broadcasting (except Internet)	Term Loan	6%	8/28/2023	723.1	725.0	433.6	0.17%
*Morris Glass and Construction	Specialty Trade Contractors	Term Loan	6%	3/7/2021	44.8	44.8	—	—%
*^New Paltz Dental Care, PLLC d/b/a Ariel Dental Care	Ambulatory Health Care Services	Term Loan	6%	6/19/2025	97.3	97.5	90.7	0.04%
*Our Two Daughters L.L.C. d/b/a Washington's Restaurant	Food Services and Drinking Places	Term Loan	6%	6/18/2026	674.2	681.0	64.4	0.03%
*^Planet Verte, LLC d/b/a Audio Unlimited	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/20/2020	16.4	16.4	14.5	0.01%
*^Planet Verte, LLC d/b/a Audio Unlimited of Oceanside	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/28/2019	16.1	16.1	—	—%
*Professional Systems, LLC and Professional Cleaning	Administrative and Support Services	Term Loan	6%	7/30/2020	131.6	131.8	8.0	—%
*^Route 130 SCPI Holdings LLC and Route 130 SCPI Operations LLC	Food Services and Drinking Places	Term Loan	6.25%	9/30/2039	535.1	536.4	302.4	0.12%
*Sheikh M Tariq d/b/a Selbyville Foodrite	Gasoline Stations	Term Loan	6%	8/26/2024	21.2	21.2	—	—%
*^Shivsakti, LLC d/b/a Knights Inn	Accommodation	Term Loan	6.25%	12/20/2032	8.0	8.0	—	—%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
*^Sourceco Limited Liability Company	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/17/2025	57.4	57.5	54.4	0.02%
*^Sovereign Communications LLC	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	2/7/2024	707.3	709.1	670.0	0.27%
*^Square Deal Siding Company,LLC d/b/a Square Deal Siding Company	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/18/2025	20.2	20.3	19.1	0.01%
*^STK Ventures Inc d/b/a JP Dock Service & Supply	Specialty Trade Contractors	Term Loan	6%	5/9/2037	31.6	31.6	0.8	—%
*^Stormrider Inc d/b/a Shirley's Stormrider Inc	Truck Transportation	Term Loan	Prime plus 2.75%	9/23/2025	60.2	60.3	58.7	0.02%
*^Stormrider Inc d/b/a Shirley's Stormrider, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	11/25/2024	126.6	126.9	123.3	0.05%
*Stormwise South Florida d/b/a Stormwise Shutters	Specialty Trade Contractors	Term Loan	6%	11/7/2036	110.9	111.2	—	—%
*Tequila Beaches, LLC d/b/a Fresco Restaurant	Food Services and Drinking Places	Term Loan	6%	9/16/2021	0.2	0.2	0.2	—%
*The Law Office of Joseph A. Foistner Esquire and Affiliates,PC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/26/2027	62.3	62.5	—	—%
*^Will Zac Management LLC d/b/a Papa John's	Food Services and Drinking Places	Term Loan	6.25%	12/19/2024	42.4	42.5	41.4	0.02%
*^Winter Ventures Inc and 214 N Franklin LLC	Nonstore Retailers	Term Loan	6%	4/29/2024	56.5	56.6	—	—%
*^Winter Ventures Inc d/b/a Qualitybargainbooks and Qualitybargainmall	Nonstore Retailers	Term Loan	6%	12/23/2024	149.1	149.3	—	—%
*^Winter Ventures Inc d/b/a Qualitybargainbooks and Qualitybargainmall	Nonstore Retailers	Term Loan	6%	4/3/2029	134.4	134.5	—	—%
*^Wired LLC and Moulison North Corporation	Specialty Trade Contractors	Term Loan	6.25%	6/30/2024	323.1	323.9	314.9	0.13%
*^Wired LLC and Moulison North Corporation	Specialty Trade Contractors	Term Loan	6.25%	7/3/2024	137.9	138.3	—	—%
Total Non-Performing SBA Unguaranteed Investments					$17,247.2	$17,328.4	$8,506.9	3.40%

Total SBA Unguaranteed Investments					$275,973.9	$246,728.4	$239,757.3	95.81%

Performing SBA Guaranteed Investments (4)
Old Dominion Transportation Group, Inc.	Nonstore Retailers	Term Loan	Prime plus 2.75%	6/28/2027	4,533.0	3,400.0	3,756.7	1.50%
Qycell Corporation	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/30/2027	305.0	228.8	255.3	0.10%
J. T. O'Neill Company, L.L.C	Real Estate	Term Loan	Prime plus 2.75%	6/30/2027	100.0	85.0	94.8	0.04%
See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Oakhill Farms, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2030	400.0	300.0	335.6	0.13%
Veola's Day Spa and Wellness Center Inc.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/30/2027	61.0	51.9	57.8	0.02%
Bone Bar & Grill LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2042	293.8	220.4	250.4	0.10%
BQRS, Inc. DBA Gresham Meineke Car Care Center	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/30/2027	250.0	187.5	209.3	0.08%
J&M Civil Construction Services LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/30/2027	400.0	300.0	334.8	0.13%
Roast Beef Levittown LLC dba Arby's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/13/2026	1,826.3	1,369.7	1,520.4	0.61%
JBK Truck Trailer and Bus Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/23/2042	246.1	184.6	209.7	0.08%
Pecos Entertainment LLC dba State Theater and Pecos Inn LLC dba Econo	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	3/27/2042	548.6	411.5	466.5	0.19%
Swantown Inn & Spa LLC	Accommodation	Term Loan	Prime plus 2.75%	5/26/2042	29.5	22.1	25.1	0.01%
Bear Creek Entertainment LLC dba The Woods at Bear Creek	Accommodation	Term Loan	Prime plus 2.75%	8/12/2041	1,116.4	837.3	948.2	0.38%
Four Seasons Laser Center Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/26/2042	653.5	490.1	556.9	0.22%
Scarlet Spartan Inc.dba FastSigns of Brighton	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/19/2027	150.4	112.8	125.8	0.05%
131 Miles LLC and Ohm Shubh Laxmi, LLC. dba Mr Hero	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/3/2041	354.5	261.7	297.1	0.12%
Eickmann Management Group LLC dba Jimmy Johns of Dundee	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/17/2027	272.9	203.4	226.0	0.09%
House of Bread & Coffee Corp dba Casa Do Pao	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/27/2042	554.0	410.5	466.0	0.19%
Marvic Enterprises Inc dba Jordan's Liquor	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/10/2042	717.9	538.4	611.4	0.24%
AP6 LLC and Amishp LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/30/2042	435.2	325.5	369.4	0.15%
Sneads Ferry Foods, Inc. dba DQ Grill & Chill	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/27/2042	733.9	550.4	623.5	0.25%
1872 Rosecrans, LLC dba Goodbar	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/9/2027	174.4	130.8	145.9	0.06%
SG Linke LLC	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	5/12/2027	236.4	177.3	197.9	0.08%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Foxhop Fitness, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/28/2027	167.2	125.4	139.9	0.06%
Total SBA Guaranteed Performing Investments					$14,560.0	$10,925.1	$12,224.4	4.88%

Total SBA Unguaranteed and Guaranteed Investments					$290,533.9	$257,653.5	$251,981.7	100.69%

Controlled Investments (5)
Advanced Cyber Security Systems, LLC (6), (18)	Data processing, hosting and related services.	50% Membership Interest	—%	—	—	—	—	—%
		Term Loan	3%	December 2014	1,120.0	381.0	—	—%
*Automated Merchant Services, Inc. (7), (18)	Data processing, hosting and related services.	100% Common Stock	—%	—	—	—	—	—%
CDS Business Services, Inc. (8)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Common Stock	—%	—	—	4,428.0	3,500.0	1.40%
		Line of Credit	Prime plus 2.5%	August 2018	8,620.0	8,620.0	8,620.0	3.44%
Newtek Technology Solutions, Inc. (11)	Data processing, hosting and related services.	100% Common Stock	—%	—	—	8,384.0	17,500.0	6.99%
*Fortress Data Management, LLC (18)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	—	—	—%
Newtek Insurance Agency, LLC (13), (18)	Insurance Carriers and Related Activities	100% Membership Interest	—%	—	—	—	2,500.0	1.00%
*PMTWorks Payroll, LLC (9)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	725.1	—	—%
		Term Loan	10%-12%	Various maturities through May 2018	1,685.0	1,685.0	—	—%
Secure CyberGateway Services, LLC (10), (18)	Data processing, hosting and related services.	66.7% Membership Interest	—%	—	—	—	—	—%
		Term Loan	7%	June 2016	2,400.0	300.0	—	—%
Small Business Lending, LLC (12), (18)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	—	2,500.0	1.00%
*Summit Systems and Designs, LLC (14), (18)	Data processing, hosting and related services.	100% Membership Interest		—	—	—	—	—%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
ADR Partners, LLC dba banc-serv Partners, LLC (12)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	5,260.3	5,400.0	2.16%
Premier Payments LLC (11)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	16,438.0	21,000.0	8.39%
International Professional Marketing, Inc. (17)	Professional, Scientific, and Technical Services	100% Common Stock	—%	—	—	11,120.0	11,120.0	4.44%
		Line of Credit	Prime plus 0.5%	April 2018	250.0	250.0	250.0	0.10%
SIDCO, LLC (17)	Professional, Scientific, and Technical Services	100% Membership Interest	—%	—	—	—	—	—%
Universal Processing Services of Wisconsin, LLC (11) (18)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	—	64,000.0	25.58%
Titanium Asset Management, LLC (15)	Administrative and Support Services	Term Loan	3%	July 2017	2,200.0	193.9	—	—%
		100% Membership Interest	—%	—	—	—	—	—%
Excel WebSolutions, LLC (16)	Data processing, hosting and related services.	Term Loan	10%	September 2018	1,020.2	661.2	614.5	0.25%
		50% Membership Interest	—%	—	—	—	—	—%
Total Controlled Investments					$17,295.2	$58,446.5	$137,004.5	54.75%

Non-control/Non-affiliate Investments
Aitheras Aviation Group, LLC	Air Transportation	Term Loan	6.75%	8/14/2017	$3,254.8	$3,254.8	$3,254.8	1.30%
Total Non-control/Non-affiliate Investments					$3,254.8	$3,254.8	$3,254.8	1.30%

Investments in Money Market Funds
UBS Select Treasury Institutional Fund - 0.74% yield					$9.4	$9.4	$9.4	—%
Peapack Gladstone High Yield IMMA - 0.30% yield					25.9	25.9	25.9	0.01%
Total Money Market Funds					$35.3	$35.3	$35.3	0.01%

Total Investments					$311,119.2	$319,390.1	$392,276.3	156.76%

^ Denotes investment that has been pledged as collateral under the Securitization Trusts.
* Denotes non-income producing security.

See accompanying notes to unaudited condensed consolidated financial statements

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
(2) Prime Rate is equal to 4.00% as of June 30, 2017.
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
(11) 100% owned by Newtek Business Services Holdco 1, Inc. (a subsidiary of Newtek Business Services Corp.).
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
(16) 36.2% owned by Wilshire New York Partners V, LLC and 13.8% owned by Wilshire New York Partners IV, LLC (both subsidiaries of Newtek Business Services Corp.)
(17) 100% owned by Newtek Business Services Holdco 2, Inc. (a subsidiary of Newtek Business Services Corp.).
(18) Zero cost basis is reflected as the portfolio company was organized by the Company and incurred internal legal costs to organize the entity and immaterial external filing fees which were expensed when incurred.
(19) All of the Company's investments are in entities which are organized under the Laws of the United States and have a principal place of business in the United States.
(20) Under the Investment Company Act of 1940, as amended, the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. At June 30, 2017, 4.9% of total assets are non-qualifying assets.

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Performing SBA Unguaranteed Investments (1)
Fort Smith Wings Inc. dba Wing Stop	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/28/2026	19.5	19.5	17.4	0.01%
Sand Hill Associates, Ltd. dba Charlie O's Tavern on the Point	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/27/2041	419.9	419.9	409.7	0.20%
Joshua L. Baker	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	12/23/2026	15.8	15.8	13.4	0.01%
Jacliff Investments Inc. dba International health Technologies	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	12/23/2026	125.0	125.0	106.7	0.05%
New Image Building Services, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/21/2026	43.8	43.8	38.7	0.02%
Chestnut Street Associates, LLC and Metropolitan Solutions, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/19/2041	275.0	275.0	261.1	0.12%
Means Enterprises LLC dba FastFrame Frisco	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/16/2026	22.5	22.5	19.5	0.01%
New Chicago Wholesale Bakery, Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	12/15/2041	452.8	452.8	443.6	0.21%
Soon Im. Chin dba Stan C-Store	Gasoline Stations	Term Loan	Prime plus 2.75%	12/15/2041	212.5	212.5	216.6	0.10%
Sempco, Inc.	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/15/2041	42.0	42.0	43.6	0.02%
Allied Welding Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2041	750.0	750.0	727.9	0.35%
Ericon, Inc. dba Quik Pik	Gasoline Stations	Term Loan	Prime plus 2.75%	12/15/2041	332.2	332.2	328.4	0.16%
White Hawk Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	12/15/2026	1,097.8	1,097.8	937.2	0.45%
Elita 7, LLC	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	12/15/2041	712.5	712.5	716.0	0.34%
Techni-Pro Institute LLC	Educational Services	Term Loan	Prime plus 2.75%	12/15/2026	190.0	190.0	166.9	0.08%
HMG Strategy, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/14/2026	50.0	50.0	42.7	0.02%
Cardinal Homes Inc. and Bret A Berneche	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	12/14/2041	121.3	121.3	125.3	0.06%
Trison Enterprises Inc.dba Lee's Automotive	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/14/2041	407.5	407.5	406.2	0.19%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
AGG Management Team LLC dba Chevron	Gasoline Stations	Term Loan	Prime plus 2.75%	12/14/2041	287.5	287.5	298.3	0.14%
Cardinal Homes Inc,.Alouette Holdings Inc.	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	12/14/2026	1,071.3	1,071.3	1,074.5	0.51%
D and E Hardware Co. and D and E Pump Sales and Service	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/14/2041	528.6	528.6	518.6	0.25%
Wayfarer Bicycle LLC	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	12/13/2041	92.5	92.5	88.9	0.04%
Success Advertising Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/13/2041	466.5	466.5	476.4	0.23%
Roast Beef Levittown LLC dba Arby's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/13/2026	465.0	54.6	55.0	0.03%
Queen Express LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	12/13/2041	187.5	187.5	191.6	0.09%
Mack Team Enterprises Inc.dba The UPS Store #6815	Couriers and Messengers	Term Loan	Prime plus 2.75%	12/9/2026	20.4	20.4	18.2	0.01%
Recycling Revolution,LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/9/2041	92.2	92.2	90.4	0.04%
Myndshft Technologies LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/9/2026	775.0	775.0	731.8	0.35%
^New Life Hospital LLC	Hospitals	Term Loan	Prime plus 2.75%	12/8/2041	1,195.5	1,195.5	1,240.3	0.59%
Imagine By Carleen Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/8/2041	52.5	52.5	53.3	0.03%
Hanson's Greeks LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/8/2026	11.3	11.3	11.3	0.01%
Yachting Solutions LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/7/2029	71.3	71.3	67.4	0.03%
T & B Boots, Inc. dba Takken's Shoes	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	12/7/2026	100.0	100.0	93.0	0.04%
Lan Doctors, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/7/2026	237.5	237.5	230.8	0.11%
^The Lake Shore Hospitality Inc dba Dowagiac Baymont Inn & Suites	Accommodation	Term Loan	Prime plus 2.75%	12/5/2041	352.5	352.5	358.5	0.17%
Lilo Holdings LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/5/2026	15.9	15.9	14.3	0.01%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Transmission Solutions Group, Inc. and Calhoun Satellite Communications	Telecommunications	Term Loan	Prime plus 2.75%	12/2/2041	141.3	141.3	130.2	0.06%
Calhoun Satellite Communications, Inc.	Telecommunications	Term Loan	Prime plus 2.75%	12/2/2026	192.5	192.5	171.7	0.08%
Noso Development LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	12/1/2026	75.0	75.0	64.0	0.03%
^Ericon, Inc.	Gasoline Stations	Term Loan	Prime plus 2.75%	12/1/2041	726.1	726.1	717.8	0.34%
^Pebble Wood Lane, LLC and Good Sam's Assisted Living Resiidence,LLC	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	11/30/2041	67.5	67.5	70.0	0.03%
Sharaz Shah DBA Thomas Jewelers	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	11/30/2026	8.1	8.1	6.9	—%
Choe Trading Group, Inc.dba Rapid Printers of Monterey	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/30/2026	22.5	22.5	21.9	0.01%
Studio Find It Georgia, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/30/2026	7.5	7.5	6.5	—%
^Quick Ship, LLC	Couriers and Messengers	Term Loan	Prime plus 2.75%	11/30/2026	10.5	10.5	9.0	—%
B4 Fitness LLC dba The Zoo Health Club	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/30/2026	22.5	22.5	20.0	0.01%
Imaginarium Foods LLC,	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2042	376.7	124.4	129.2	0.06%
RD Management, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/30/2026	213.8	213.8	184.7	0.09%
^Usman Jalil, LLC dba Food Mart	Gasoline Stations	Term Loan	Prime plus 2.75%	11/29/2041	233.3	233.3	223.3	0.11%
Honor Mansion, Inc.	Accommodation	Term Loan	Prime plus 2.75%	11/29/2026	87.5	87.5	88.1	0.04%
Access Staffing, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/29/2026	1,125.0	1,125.0	960.4	0.46%
WPN Recycling Company LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/23/2026	22.5	22.5	22.7	0.01%
Hafa Adai Signs and Graphics LLC dba Fastsigns of Auburn -#281901	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/23/2026	60.0	60.0	51.9	0.02%
CRK Mens, LLC dba Spiff for Men	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/23/2026	106.3	106.3	92.5	0.04%
Merchant Coterie, Inc.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	11/23/2026	125.0	125.0	106.7	0.05%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
6E Technologies LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/22/2026	175.0	175.0	160.2	0.08%
Broms Asset Management LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	11/22/2026	125.0	125.0	106.7	0.05%
Rognes Corp dba RTS	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	11/22/2026	389.3	389.3	354.1	0.17%
Bouquet Restaurant LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/22/2041	125.0	125.0	124.9	0.06%
^J.B.K Truck Trailer and Bus Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/22/2041	435.0	435.0	427.8	0.20%
Skaggs RV Outlet LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/21/2026	100.0	100.0	100.7	0.05%
Catherine Christine Morin dba Purr-Fect Pets	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/17/2026	18.8	18.8	16.0	0.01%
Stratmar Systems Inc dba Stratmar Retail Services	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/16/2026	68.5	68.5	69.0	0.03%
Hoosier Health Plus, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/15/2026	125.0	125.0	116.8	0.06%
^J. A. Kohlhepp Sons, Inc. dba Kohlhepp's True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/10/2041	446.0	446.0	450.1	0.22%
Hackensack Steel Corporation and Luzerne Ironworks Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/10/2026	239.2	239.2	238.8	0.11%
^Panther Ironworks and Rigging Solutions LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/10/2026	151.3	151.3	138.0	0.07%
^J. A. Kohlhepp Sons, Inc. dba Kohlhepp's True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/10/2026	188.8	188.8	184.8	0.09%
^Bovill Creative,LLC	Real Estate	Term Loan	Prime plus 2.75%	11/9/2041	281.2	281.1	291.7	0.14%
^Big Apple Entertainment Partners LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/9/2026	175.0	175.0	149.4	0.07%
^Dyer Properties, LLC and Bayview Pharmacy, Inc.	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	11/9/2041	240.3	240.3	234.1	0.11%
^Rich's Food Stores LLC dba Hwy 55 of Wallace	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/9/2026	43.8	43.8	40.5	0.02%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
MIK LLC dba Firehouse Subs	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/9/2026	200.0	163.3	141.6	0.07%
Surgarloaf Concepts LLC dba Fat Biscuit	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/8/2026	168.8	95.9	96.6	0.05%
^Fine Line Interiors, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/4/2041	87.5	87.5	90.8	0.04%
^Pig-Sty BBQ, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/3/2026	71.3	71.3	71.8	0.03%
131 Miles LLC and Ohm Shubh Laxmi, LLC. dba Mr Hero	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/3/2041	127.5	35.8	37.2	0.02%
^Veracruz Shabo, LLC, Waterfalls Quick Lube LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/1/2041	118.8	118.8	119.6	0.06%
Glocecol LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/1/2026	75.0	75.0	75.5	0.04%
Middlesex Auto Sales Corp	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/31/2041	125.0	47.5	49.3	0.02%
^Bloomquist Communications Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2026	60.0	59.6	50.9	0.02%
^Moolchan Enterprises LLC dba Staying Green	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2026	18.2	18.0	16.9	0.01%
^Woodstock Enterprises Corp dba True Scent Candle Company	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	10/31/2041	88.8	88.6	85.2	0.04%
^Patina Investment, Inc and Ram & Sons, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/27/2041	175.0	174.8	181.3	0.09%
Elite Structures Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/27/2029	225.0	225.0	217.4	0.10%
^FibAire Communications, LLC	Telecommunications	Term Loan	Prime plus 2.75%	10/27/2026	107.5	106.8	97.6	0.05%
^Bonita Stone LLC and Castone Creations Inc	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	10/25/2041	264.4	264.0	259.4	0.12%
^Empire Processor Services Inc. and Verrazano Wholesale Dist., Inc.	Nonstore Retailers	Term Loan	Prime plus 2.75%	10/25/2026	131.3	130.5	131.4	0.06%
Blakeslee Arpaia Chapman Inc and Chapman Construction Services LLC	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	10/24/2026	425.0	422.4	416.6	0.20%
Eco Vehicle Systems LLC	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	10/21/2026	955.5	949.8	940.4	0.45%
Worldwide Estate, Inc. dba Washington Heights Manor	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	10/21/2041	225.0	155.8	161.6	0.08%
^Gold Wind Logistics LLC	Truck Transportation	Term Loan	Prime plus 2.75%	10/20/2041	175.0	175.0	181.6	0.09%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Speaker City, Inc. dba Rollin Thunder	Electronics and Appliance Stores	Term Loan	Prime plus 2.75%	10/14/2041	125.0	124.8	125.3	0.06%
^Maine Service Corp	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	10/13/2026	206.3	204.3	190.3	0.09%
^Justin Partlow	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	10/13/2026	19.5	19.4	16.5	0.01%
^Reliable Recovery Services LLC	Support Activities for Transportation	Term Loan	Prime plus 2.75%	10/7/2026	112.5	111.8	101.4	0.05%
^Ailky Corporation	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	10/3/2026	250.0	248.5	217.5	0.10%
^Wyspen Corporation dba Charlestown Ace	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	10/3/2026	36.0	35.8	30.5	0.01%
^JJA Transportation Management Inc.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2026	52.5	51.9	44.3	0.02%
^MegaPhase, LLC	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	9/30/2026	150.0	148.2	141.8	0.07%
^Seaway LLC and Reklaw LLC dba Allure Lounge	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2041	137.5	137.1	142.2	0.07%
^Adelworth Bus Corp.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2041	242.8	242.1	236.6	0.11%
Adelwerth Bus Corporation, Transportation Leasing Corp.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2029	654.0	648.5	619.6	0.30%
^Las Casuelas Del Este Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/29/2041	800.0	799.4	811.3	0.39%
^Thunderdome Racing Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/29/2026	19.1	18.8	18.4	0.01%
Vision Automotive LLC dba Vision Chrysler Jeep Dodge Ram of Defiance	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/29/2029	671.5	665.8	619.7	0.30%
Paragon Fabricators Inc, Paragon Field Services, Inc and Paragon Global	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/28/2026	648.0	640.1	586.2	0.28%
^Paragon Global, LLC and Paragon Fabricators Inc and Paragon Field Service	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/28/2041	405.8	404.6	382.3	0.18%
^Graphics,Type and Color Enterprises Inc dba Clubflyers.com and GTC Med	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	9/28/2041	850.0	847.6	879.0	0.42%
^Beadon Inc	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/28/2026	22.5	22.2	22.0	0.01%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^CD Game Exchange Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/28/2026	22.5	22.2	19.0	0.01%
^CNC Precision Machine, Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/28/2041	1,250.0	1,246.5	1,230.6	0.59%
^Kyle M Walker DDS,PC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/27/2026	217.8	215.1	189.0	0.09%
^Luna Nueva LLC dba Bio Builders	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/27/2026	15.0	14.8	13.0	0.01%
Reynolds Fence & Guardrail Inc.	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/27/2026	629.6	621.9	596.4	0.29%
^Luv 2 Play Nor Call, LLC dba Luv 2 Play	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/27/2026	52.5	51.9	46.3	0.02%
^Sarah S Olelewe MD Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/26/2041	292.4	292.2	289.2	0.14%
^TPFC,LLC dbaThe Picture Frame Company	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/26/2041	58.8	58.6	58.1	0.03%
^Ridge Road Equestrian LLC dba Ricochet Ridge Ranch	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	9/26/2026	9.0	8.9	8.7	—%
^PeopleBest Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/26/2026	15.0	14.8	12.6	0.01%
^Mr. Mulch, Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/23/2041	405.8	404.6	375.8	0.18%
^B4 Fitness LLC dba The Zoo Health Club	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/23/2026	87.5	86.4	76.8	0.04%
^InformationTelevision Network Inc	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	9/22/2041	836.8	835.6	856.4	0.41%
^Kids at Heart,LLC dba Monster Mini Golf	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/22/2026	22.5	22.3	19.3	0.01%
^GRA Financial Services Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/22/2026	12.0	11.9	10.1	—%
^Wrecking Crew Media LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/21/2026	50.0	49.4	42.1	0.02%
^Cuppiecakes LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/21/2041	22.5	22.4	22.1	0.01%
^Benoit's Towing and Recovery LLC	Support Activities for Transportation	Term Loan	Prime plus 2.75%	9/20/2026	12.0	11.9	10.3	—%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Consulting Solutions Inc. and Mark Luciani	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/20/2026	22.5	22.3	20.8	0.01%
^Brittany Burns LLC dba Dreams Come True	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/19/2026	12.9	12.7	12.8	0.01%
^Eyncon LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/16/2041	50.0	49.9	49.8	0.02%
^Tresa S.Parris dba Wagging Tails Grooming	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/16/2026	8.0	7.9	6.8	—%
^The Merrin Group LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/15/2026	175.0	172.9	164.8	0.08%
^Rich's Food Stores LLC dba Hwy 55 of Wallace	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/14/2026	145.5	143.7	133.2	0.06%
^Atlantic Alarm Systems and Services LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/14/2026	15.5	15.3	13.4	0.01%
^Metropet Dog Center, Inc	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/13/2041	109.3	108.9	109.2	0.05%
^Marquis Cattle Company	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	9/13/2026	50.0	49.7	50.1	0.02%
^Bingham Enterprises, Inc and Full Belli Deli and Sausage Company	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/12/2041	82.5	82.3	79.6	0.04%
^Artisan Infrastructure Holdings, LLC	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	9/7/2026	125.0	123.5	105.4	0.05%
^SRA Mechanicial Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/6/2041	43.8	43.6	45.0	0.02%
^Sandia Enterprises Inc dba Massage Envy Spa	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/6/2026	62.5	61.7	52.7	0.03%
^Animal Intrusion Prevention Systems Holding Company, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/30/2026	125.0	123.0	107.7	0.05%
^Suncrest Stone Products LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	8/29/2026	586.8	576.0	514.8	0.25%
^Clark Realty LLC	Real Estate	Term Loan	Prime plus 2.75%	8/29/2041	237.5	236.5	225.0	0.11%
^Raem Corporation dba Dryclean Express	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/29/2041	72.5	72.2	73.9	0.04%
^Suncrest Stone Products LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	8/29/2041	649.6	646.9	596.9	0.29%
^TAGR Inc dba Miami Grill 137and John Nakis	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/26/2026	106.8	104.8	91.7	0.04%
^Warren Dale Warrington dba Custom Paint and Body	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/26/2041	101.3	100.8	101.6	0.05%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Albert Basse Associates Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	8/25/2026	62.5	61.4	61.1	0.03%
^Dean Technology Inc	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	8/25/2041	387.1	385.5	396.3	0.19%
^Rosmel Pools Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/25/2026	22.5	22.1	19.3	0.01%
^Avery Management Inc. dba Whetstone Upholstery	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/25/2026	10.7	10.5	8.9	—%
^TR Companies LLC dba True Value Rental and Liberty Rental 4 U	Rental and Leasing Services	Term Loan	Prime plus 2.75%	8/25/2026	90.0	88.4	75.4	0.04%
^Tabadesa Associates Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/25/2026	22.5	22.1	18.8	0.01%
Sambella Holdings, LLC and Strike Zone Entertainment Center LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/24/2041	500.0	366.5	380.2	0.18%
^Tim's Tire & Automotive Center, LLC	Support Activities for Transportation	Term Loan	Prime plus 2.75%	8/16/2026	816.6	797.7	721.6	0.35%
^Luv 2 Play Temecula, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/15/2026	60.0	58.9	50.3	0.02%
Bear Creek Entertainment LLC dba The Woods at Bear Creek	Accommodation	Term Loan	Prime plus 2.75%	8/12/2041	437.5	279.1	284.3	0.14%
^2 Cool Beans LLC dba Menchies's Frozen Yogurt	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/11/2026	82.5	81.0	69.1	0.03%
^Grayson O Company	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	8/10/2041	625.0	622.4	639.7	0.31%
^Charal Investments LLC dba Orange Theory Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/10/2026	87.5	85.9	73.3	0.04%
^PCNKC Inc dba Plato's Closet	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	8/10/2026	18.8	18.5	16.2	0.01%
^Paul Belanger dba Paul Belanger Landscaping	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/9/2026	15.0	14.7	12.6	0.01%
^R Performance LLC dba Performance Automotive of San Diego	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/29/2026	15.0	14.6	12.8	0.01%
^The Hungry Rhino LLC	Real Estate	Term Loan	Prime plus 2.75%	7/29/2041	76.3	75.8	74.9	0.04%
^Nicolette Reiser dba Comfort & Balance	Personal and Laundry Services	Term Loan	Prime plus 2.75%	7/29/2041	75.0	74.6	75.1	0.04%
^USA General Investment LLC dba Braniff Paint and Body Shop	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/29/2026	22.5	21.9	19.3	0.01%
See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Little Tree Huggers Child Care LLC	Social Assistance	Term Loan	Prime plus 2.75%	7/29/2041	140.0	139.2	143.9	0.07%
^303 Tower Drive LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/29/2041	400.3	398.0	403.4	0.19%
^KJCKD Inc dba Camelot Print & Copy Centers/Copy A Second	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/28/2041	587.0	583.7	578.9	0.28%
^Big Apple Entertainment Partners LLC dba Ripley's Believe It or Not	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/28/2026	300.0	292.6	249.7	0.12%
^676 Club LP dba The Green Door Tavern/The Drifter	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/28/2041	670.0	665.0	679.9	0.33%
^MacIver Corporation dba Division Camera	Rental and Leasing Services	Term Loan	Prime plus 2.75%	7/28/2026	1,250.0	1,219.3	1,143.1	0.55%
^J And G Group Services LLC and United Vending of Florida Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	7/28/2026	31.5	30.8	27.5	0.01%
^Intrepid Trinity LLC	Nonstore Retailers	Term Loan	Prime plus 2.75%	7/28/2041	62.5	62.1	62.4	0.03%
^Apple Tree NC Inc dba Williams Farm & Garden Center	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	7/28/2041	337.0	335.1	327.8	0.16%
^Kidtastic LLC dba The Little Gym of Audubon	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/27/2026	53.8	52.8	45.0	0.02%
^GF Libations Inc dba Minuteman Press	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	7/27/2041	40.5	39.5	34.9	0.02%
^EPEC Juice LLC dba Jamba Juice	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/27/2026	82.5	81.5	69.5	0.03%
^Pinco Pizza LLC dba Jet's Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/27/2026	72.9	72.0	70.4	0.03%
^Peckett's Inc	Crop Production	Term Loan	Prime plus 2.75%	7/27/2041	225.0	224.7	233.0	0.11%
^JAG Unit 1, LLC dba Arooga's Grille House and Sports Bar	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/27/2026	125.0	121.9	104.1	0.05%
^The Grasso Companies, LLC and Grasso Pavement Maintenance, LLC	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	7/26/2026	91.0	88.9	80.9	0.04%
^Gino Italian American Deli and Meat Market Inc	Food and Beverage Stores	Term Loan	Prime plus 2.75%	7/25/2041	536.8	534.2	525.0	0.25%
^My Sainath Inc dba Motel 6	Accommodation	Term Loan	Prime plus 2.75%	7/22/2041	305.4	303.7	308.6	0.15%
^Robert G Larson State Farm Insurance	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/22/2026	22.5	21.9	18.7	0.01%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^J and D Resources LLC dba Aqua Science	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2026	130.5	127.3	109.7	0.05%
^Robert P Daniels dba Ginger and Friend's Peppermint Village Gift Shop	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	7/18/2026	15.8	15.4	13.1	0.01%
Franklin Firm LLC dba Luv 2 Play	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/15/2041	173.3	172.9	171.6	0.08%
^Billingsworks LLC dba Spoon Shine Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2026	9.7	9.4	9.5	—%
^Be Beautiful LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	7/14/2041	66.5	66.1	67.2	0.03%
^Takeuchi Commercial Cleaning Services, LLC dba We Clean San Diego	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/13/2026	46.3	45.1	38.5	0.02%
^Jacob Rugs LLC dba Rugs Outlet	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	7/13/2026	65.6	64.0	64.5	0.03%
^RM Hawkins LLC dba Pure Water Tech West	Nonstore Retailers	Term Loan	Prime plus 2.75%	7/7/2026	50.0	48.9	46.5	0.02%
^Dino Smiles Children's Cosmetic Dentistry	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/7/2026	14.3	13.9	12.2	0.01%
Nevey's LLC dba Stark Food III	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/30/2041	293.9	246.6	254.5	0.12%
^P L H Pharmaco Inc dba Farmacia San Jose	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	6/30/2026	175.0	169.7	165.5	0.08%
^Soregard Inc	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	6/30/2041	278.8	276.8	260.2	0.12%
^Martin Inventory Management LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/30/2026	105.8	102.5	102.8	0.05%
^Desert Tacos LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2026	98.8	98.3	91.3	0.04%
^VMA Technologies LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/30/2026	22.5	21.8	18.4	0.01%
^Corning Lumber Company Inc and Frank R Close and Son Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/30/2029	195.5	191.3	193.4	0.09%
^Castone Creations Inc	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	6/29/2026	87.5	84.8	74.7	0.04%
^WGI, LLC dba Williams Grant Inn	Accommodation	Term Loan	Prime plus 2.75%	6/29/2041	131.3	130.3	128.8	0.06%
^O.D.S. Inc dba Four Seasons Health & Racquet and Step 'N' Motion, Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/29/2026	140.0	135.7	117.5	0.06%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^KWG Industries, LLC dba Peterson & Marsh Metal Industries	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/29/2041	304.5	302.8	303.9	0.15%
^Ninsa LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2041	112.5	111.7	115.5	0.06%
^E & P Holdings 1 LLC and Evans & Paul LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	6/28/2026	125.0	121.4	105.9	0.05%
^MaidPro Marin dba MaidPro	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/28/2026	17.6	17.0	14.3	0.01%
^Edge Pest Control LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/27/2026	750.0	726.9	612.0	0.29%
^All Printing Solutions, Inc. dba Pryntcomm	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	6/27/2041	545.6	542.4	513.8	0.25%
^Island Time Investments, LLC dba Swantown Inn Bed & Breakfast	Accommodation	Term Loan	Prime plus 2.75%	6/24/2041	101.3	100.5	103.9	0.05%
^Jumbomarkets Inc dba Rines Jumbomarkets	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/24/2026	50.0	48.5	40.8	0.02%
^Yellow Cab Company of Kissimmee Inc	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	6/24/2041	56.8	56.4	53.2	0.03%
^El Basha Inc dba RPM West San Fernando Valley	Real Estate	Term Loan	Prime plus 2.75%	6/24/2026	22.5	20.8	17.5	0.01%
^Long Island Comedy LLC dba Governors and New York Comedy, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/23/2041	187.5	186.2	184.4	0.09%
^Visual Advantage LLC dba Signs Now Perryberg	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/23/2041	91.3	90.6	88.7	0.04%
Shooting Sports Academy LLC and Jetaa LLC dba Shooting Sports Academy	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/23/2041	375.0	375.0	370.9	0.18%
^SNS of Central Alabama, LLC dba Steak N Shake	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/21/2026	57.5	55.7	50.2	0.02%
^Italian Heritage Tile and Stone Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/20/2026	62.5	60.6	51.0	0.02%
^Evergreen Investment & Property Management LLC ,Universal Kidney Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/20/2041	1,250.0	1,243.2	1,261.1	0.60%
^Bagelicious, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/17/2026	54.6	52.9	44.8	0.02%
^T and B Boots Inc dba Takken's Shoes	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	6/17/2026	225.0	218.4	217.4	0.10%
^NKJ Lusby Donuts LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/16/2026	22.5	21.8	18.4	0.01%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Winegirl Wines LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	6/16/2026	11.3	10.9	10.9	0.01%
^Blue Eagle Transport Inc, Greeneagle Transport Inc	Couriers and Messengers	Term Loan	Prime plus 2.75%	6/16/2026	583.0	560.1	471.5	0.23%
^Jai-Alexia Consulting, Inc.	Couriers and Messengers	Term Loan	Prime plus 2.75%	6/15/2026	11.8	11.5	9.6	—%
^Pumpkin Patch Child Care of Southington, LLC and Giuseppe Pugliares	Social Assistance	Term Loan	Prime plus 2%	6/15/2041	515.3	511.2	484.8	0.23%
^Strag Industries LLC dba Meineke Car Care Center 841	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/15/2026	15.0	14.5	13.3	0.01%
^Luv 2 Play AZ LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/10/2026	62.5	60.6	58.5	0.03%
^Refoleen Inc dba Spice and Tea Exchange	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/10/2026	85.0	83.9	70.7	0.03%
^VBGB Uptown, LLC dba VBGB Beer Hall & Garden	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/8/2026	84.0	81.4	68.5	0.03%
^ScimTech Industries Inc dba Archer Aerospace	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	6/6/2026	12.0	11.6	9.8	—%
^Larry H. Patterson and Rainbow Movers, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	6/6/2026	22.5	21.8	18.5	0.01%
^Solvit Inc and Solvit North Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/3/2026	250.0	242.3	214.7	0.10%
^AP5 LLC dba Krauser's Food Store	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/2/2041	242.5	240.8	239.1	0.11%
^ATI Jet Inc	Air Transportation	Term Loan	Prime plus 2.75%	5/31/2026	518.8	499.9	441.7	0.21%
^Farmer Boy Diner Inc dba Farmer Boy Diner & Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/31/2026	50.0	48.1	48.3	0.02%
Angelo Faia dba AVF Construction	Construction of Buildings	Term Loan	Prime plus 2.75%	5/27/2041	100.0	98.7	97.3	0.05%
^Premier Athletic Center of Ohio, Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/27/2026	87.5	84.3	84.6	0.04%
^MNM Printing and Marketing Solutions LLC dba AlphaGraphics of Saint Louis	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/27/2026	18.8	18.1	15.2	0.01%
^Mersada Holdings LLC	Nonstore Retailers	Term Loan	Prime plus 2.75%	5/26/2026	337.5	325.0	326.1	0.16%
^Jack Frost Firewood Inc. and David Dubinsky	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/26/2041	206.3	204.5	200.1	0.10%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Southwest Division Inc	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	5/26/2026	8.3	7.9	7.1	—%
^International Kitchen Supply LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/25/2026	186.8	179.8	160.3	0.08%
^PennyLion LLC dba Creamistry	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/25/2026	81.0	81.0	70.1	0.03%
^Groth Lumber Co. Inc. dba True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/25/2026	22.5	21.7	21.7	0.01%
^Island Life Graphics Inc dba FASTSIGNS #576	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	5/24/2026	22.5	21.7	18.5	0.01%
^Powerspec Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/24/2026	87.5	84.3	71.0	0.03%
^Horseshoe Barbecue, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/23/2029	15.0	14.2	14.4	0.01%
^Pro Auto Repair LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/20/2026	7.5	7.2	6.9	—%
^Elderfriend Inc dba Granny Nannies dba GN Live Scan	Social Assistance	Term Loan	Prime plus 2.75%	5/20/2026	12.8	12.3	10.3	—%
^CM Lab Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/20/2026	172.6	169.5	156.1	0.07%
^National Air Cargo Holdings Inc	Air Transportation	Term Loan	Prime plus 2.75%	5/20/2026	1,250.0	1,205.2	1,174.9	0.56%
^J&A Laundromat Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/18/2026	67.5	65.0	56.3	0.03%
^HBA LLC dba Palmetto Twist-Vista	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2026	22.5	21.7	18.7	0.01%
^Dedicated Incorporated	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/18/2041	46.5	46.1	45.9	0.02%
^Studio Find It Georgia Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/13/2026	22.5	21.7	18.9	0.01%
^FJN Catering Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/13/2041	262.5	260.7	266.9	0.13%
^LED Lighting Enterprises LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/13/2026	22.5	21.7	18.8	0.01%
^J. Harris Trucking, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	5/13/2026	60.0	41.6	37.4	0.02%
^Luv 2 Play OC Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/12/2026	62.5	62.5	52.6	0.03%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Pumpkin Patch Inc and Christine Feliciano and Antonio Feliciano	Social Assistance	Term Loan	Prime plus 2.75%	5/12/2041	132.5	131.4	129.1	0.06%
^The Delon Group LLC dba I Love Juice Bar	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/12/2026	55.0	53.0	44.6	0.02%
^Sabir Inc. dba Bear Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/11/2041	123.8	122.9	124.1	0.06%
^Gator D'Lites LLC dba D'Lites Emporium	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/5/2026	22.5	21.7	18.2	0.01%
^Warner Home Comfort, LLC dba Smith Piping	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/29/2041	82.5	81.7	80.4	0.04%
^Keller, Fishback & Jackson LLP	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/29/2026	131.8	125.1	125.5	0.06%
^Marc S. Rosenberg P.C. dba Mammuth and Rosenberg	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/29/2026	22.5	21.5	18.1	0.01%
^May-Craft Fiberglass Products Inc	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	4/29/2041	247.5	245.0	253.3	0.12%
^Alpha Omega Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	4/29/2041	175.8	174.7	180.6	0.09%
^Scoler LLC dba Gold's Gym	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/29/2026	262.5	251.1	222.2	0.11%
^Loriet LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	4/29/2026	7.5	7.2	6.1	—%
^La Nopalera Mexicano 2, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/29/2026	125.5	123.0	123.5	0.06%
^Euro Car Miami LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	4/29/2026	62.5	59.9	60.1	0.03%
^Hard Exercise Works Winter Park LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/29/2026	40.8	39.0	32.8	0.02%
^Empowerschool LLC and Empower Autism Academy, LLC	Social Assistance	Term Loan	Prime plus 2.75%	4/29/2041	151.9	150.4	155.2	0.07%
^Inner Beauty Salon and Suite LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/28/2041	65.0	64.4	65.8	0.03%
^Atlantic Restaurant Associates LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/28/2041	262.5	259.9	263.0	0.13%
^Costume World Inc	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	4/28/2041	1,250.0	1,239.6	1,281.2	0.61%
^Pecos Inn LLC dba Econo Lodge	Accommodation	Term Loan	Prime plus 2.75%	4/28/2041	677.5	670.8	678.0	0.32%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^North American Manufacturing Company	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	4/28/2026	160.0	153.1	153.6	0.07%
^Shepherd Appraisal Services LLC dba Property Damage Appraisers of Oklahoma	Real Estate	Term Loan	Prime plus 2.75%	4/28/2026	9.0	8.6	7.2	—%
^Knowledge First Inc dba Magic Years of Learning	Social Assistance	Term Loan	Prime plus 2.75%	4/27/2026	80.0	76.5	71.8	0.03%
^Green Country Filter Manufacturing LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	4/27/2026	84.3	80.6	69.8	0.03%
^Accent Comfort Services, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/26/2026	90.0	86.1	72.5	0.03%
^Homecare Casa Rhoda 123 Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2%	4/26/2041	675.0	667.4	642.3	0.31%
^McIntosh Trail Management Services Organization Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/22/2041	425.0	420.8	434.9	0.21%
^Automotive Core Recycling, LLC and 828 Old Colony Road, LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	4/22/2041	250.0	247.5	234.1	0.11%
^AAA Mill Direct, Inc. dba Carpet Mill Outlets	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	4/21/2026	7.9	7.5	7.6	—%
^Jande Graphics LLC dba FastSigns #103201	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/21/2026	56.0	53.6	45.1	0.02%
^Miguel Fernando Borda, P.A. dba BGR Dental	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/15/2026	22.5	21.5	18.7	0.01%
^LE & JS dba Laredo Mercado Y Carniceria	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/13/2026	20.0	19.1	16.1	0.01%
^Sushiya Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/12/2026	87.5	83.8	73.6	0.04%
^Sierra Foothill Cremation & Funeral Service, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/7/2026	53.0	50.8	42.8	0.02%
^Waterfalls Quick Lube LLC and Veracruz Shabo LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/6/2041	271.3	269.3	270.3	0.13%
^KNS Early Learning Academy LLC	Social Assistance	Term Loan	Prime plus 2.75%	4/6/2041	51.0	50.5	49.4	0.02%
^Duke's Cleaners Inc	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/31/2026	47.0	44.7	41.0	0.02%
^Cameo Carter, MD A Professional Corporation	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/31/2026	75.0	71.3	60.0	0.03%
^Farhad Brothers LLC dba Lulu's Pizzeria & Family Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/31/2026	66.8	59.6	50.1	0.02%
^Christian Soderquist dba Soderquist Plumbing and Heating LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/31/2041	56.8	56.1	57.7	0.03%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Vehicle Safety Supply LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/31/2026	22.5	21.4	18.0	0.01%
^Men of Steel Enterprises LLC and Vogelbacher Properties LLC	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/31/2041	393.5	389.0	362.2	0.17%
^Gill Express Inc and Blue Speed LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/31/2041	518.0	512.1	505.3	0.24%
^Dana A. Farley dba Independent Cabinets	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	3/31/2041	67.5	66.7	68.9	0.03%
^NOSO Development, LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	3/30/2026	187.5	178.2	149.9	0.07%
^Wyldewood Cellars, Inc.	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	3/30/2041	986.8	985.8	936.7	0.45%
^Gordon Rogers and Heidi Rogers dba Stone House Motor Inn	Accommodation	Term Loan	Prime plus 2.75%	3/30/2026	22.5	21.6	21.7	0.01%
^Beale Street Blues Company-West Palm Beach, LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	3/30/2026	93.8	89.1	77.1	0.04%
^Tom Sawyer Country Restaurant LLC and AM 3208 LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/30/2041	257.5	254.6	258.5	0.12%
^MTS Car Service LLC	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	3/30/2026	10.5	10.0	8.4	—%
^Atlantis of Daytona LLC and Pierre Mamane and Eva Mamane	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2%	3/29/2041	525.0	513.5	505.1	0.24%
^Barrocas Gym LLC dba Snap Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/29/2026	22.5	21.1	19.1	0.01%
^Vinmar Inc. dba Locanda Portofino	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/29/2026	81.3	77.2	65.0	0.03%
^Lust for Life Footwear, LLC	Leather and Allied Product Manufacturing	Term Loan	Prime plus 2.75%	3/29/2026	375.0	356.4	299.9	0.14%
^Marathon Engineering Corporation	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	3/28/2041	45.0	44.5	44.7	0.02%
^PHCDC1 LLC dba Quarter + Glory and Public House Collective, Corp.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/28/2026	50.0	47.5	42.5	0.02%
^ReNew Interior Surface Cleaning LLC dba Randy's Carpet Care and Upholstery	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/28/2026	12.4	11.8	11.5	0.01%
^RCB Enterprises, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/25/2026	56.3	53.5	45.0	0.02%
^Revolution Physical Therapy LLC dba Apex Network Physical Therapy	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/25/2026	22.5	21.6	18.7	0.01%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Excel RP Inc	Machinery Manufacturing	Term Loan	Prime plus 2.75%	3/25/2026	125.0	118.8	106.7	0.05%
^Lowgap Grocery & Grill LLC	General Merchandise Stores	Term Loan	Prime plus 2.75%	3/24/2041	167.5	165.6	171.1	0.08%
^ActKnowledge, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/24/2026	125.0	118.8	119.1	0.06%
^International Construction Inc	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	3/24/2041	50.0	49.5	48.4	0.02%
^Flooring Liquidators Inc and Premier Flooring Yonkers Inc and Flooring	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/24/2026	50.0	47.5	46.2	0.02%
^Acton Hardware LLC and Mark Allgood & Jamie Allgood	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/24/2041	498.6	492.9	472.6	0.23%
^The Youth Fountain LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/23/2026	47.5	45.2	38.0	0.02%
^Magnation Corporation and Misha Family Trust	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/22/2041	101.3	100.4	103.7	0.05%
^growth.period LLC and Potomac Recruiting LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/21/2026	156.3	148.5	124.9	0.06%
^Precious Care LLC and Precious Care Management LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/21/2026	557.5	529.8	449.0	0.21%
^Media Capital Partners, Inc	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	3/21/2026	22.5	21.4	18.0	0.01%
^Pro Tech Technology LLC	Support Activities for Transportation	Term Loan	Prime plus 2.75%	3/18/2026	7.5	7.1	6.0	—%
^Taylors Zinn Enterprises Inc dba Eons Auto Care Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/18/2041	80.8	79.8	81.5	0.04%
^ERT Group Inc and Curt's Tools Inspection Inc	Support Activities for Mining	Term Loan	Prime plus 2.75%	3/18/2041	1,250.0	1,237.6	1,216.3	0.58%
^Kekoa Enterprises Inc dba Signarama Sandy	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/18/2026	49.5	47.0	39.6	0.02%
^Mariam Diner Inc dba Country Kitchen Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/18/2026	52.5	49.9	42.0	0.02%
^Brian T Rice dba BD Logging	Forestry and Logging	Term Loan	Prime plus 2.75%	3/17/2026	15.8	15.0	13.5	0.01%
^Auto and Property Insurance Solutions	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	3/16/2026	16.4	15.4	12.9	0.01%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Demand Printing Solutions Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/16/2026	21.8	20.7	19.5	0.01%
^LAN Doctors Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/16/2026	55.0	52.3	52.4	0.03%
^Evergreen Pallet LLC and Evergreen Recycle LLC	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	3/16/2026	1,039.3	988.2	882.4	0.42%
^K Soles Corp dba Max Collections	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/16/2026	22.5	21.4	18.0	0.01%
^R & D Enterprises Inc dba My Pool Man	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/15/2026	50.0	47.5	40.0	0.02%
^HEWZ, LLC dba Hard Exercise Works	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/14/2026	22.5	21.4	18.0	0.01%
^Mustafa Inc and Raouf Properties LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/14/2041	75.0	74.1	75.4	0.04%
^Country Paint and Hardware Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/11/2026	87.4	83.0	71.5	0.03%
^Wilban LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/11/2026	105.0	100.2	94.8	0.05%
^ABCs & 123s Infant and Child Care Center LP	Social Assistance	Term Loan	Prime plus 2.75%	3/11/2026	11.3	10.7	9.0	—%
^Accuair Control Systems LLC dba Accuair Suspension	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	3/11/2026	150.0	142.6	122.8	0.06%
^Dupre Capital LLC dba Fastsigns	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	3/11/2026	58.4	55.5	46.7	0.02%
^Magill Truck Line LLC and Jeff J. Ralls	Truck Transportation	Term Loan	Prime plus 2.75%	3/11/2029	210.8	203.6	183.0	0.09%
^Fayette Computer Consulting Company	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/10/2026	22.5	21.4	18.9	0.01%
^State Painting & Decorating Co., Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/10/2026	103.8	98.6	83.0	0.04%
^B.P.T.M. of NV LLC and Agentis Bros., LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/9/2041	525.0	519.0	513.8	0.25%
^Step Up Academy of the Arts LLC	Educational Services	Term Loan	Prime plus 2.75%	3/9/2026	8.0	7.6	6.4	—%
^A & A Auto Care LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/9/2026	12.2	11.5	11.0	0.01%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Faith Summit Supply Inc dba Summit Supply and Summit True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/9/2026	22.5	21.4	19.4	0.01%
^Swerve Salon LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/8/2026	79.0	75.1	63.2	0.03%
^J & W Hardwood Flooring Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/7/2026	7.5	7.1	6.0	—%
^Labmates LLC and POV Holdings LLC	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/4/2041	109.3	108.0	111.6	0.05%
^Hueston and Company CPA LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/4/2026	8.3	7.7	6.7	—%
^Almost Home Daycare LLC	Social Assistance	Term Loan	Prime plus 2.75%	3/3/2026	50.0	47.5	46.3	0.02%
^Miles of Smiles Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/2/2026	93.5	90.5	77.9	0.04%
^Johnson & Dugan Insurance Services Corp	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	2/28/2026	62.5	59.0	49.7	0.02%
^Living Essentials HVAC Corp	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/28/2026	15.0	14.2	12.1	0.01%
^Consulting Solutions, Inc. and Mark Luciani	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/28/2026	11.3	10.6	10.4	—%
^Doxa Deo Inc dba Luv 2 Play	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2026	105.0	103.5	90.3	0.04%
^The River Beas, LLC dba Subway and Punam Singh	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2041	135.9	134.1	136.7	0.07%
^Drug Detection Laboratories, Inc. and Minh Tran	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/28/2026	19.8	18.7	16.0	0.01%
^Powerpits CS1, LLC dba Pita Pit	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2026	18.8	17.7	15.8	0.01%
^Blackstones Hairdressing LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/23/2026	52.0	49.4	42.0	0.02%
^Aaradhya LLC dba Market Square Laundry	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/23/2026	80.0	75.5	63.5	0.03%
^R-No-Landscaping LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/19/2026	8.3	7.8	6.7	—%
^BER Enterprise 332 Inc dba Edible Arrangements	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/19/2026	22.5	21.3	18.1	0.01%
^R & K Contracting Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/18/2026	15.8	15.0	14.5	0.01%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Pacific Coast Medical Group LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/17/2026	245.0	231.3	231.9	0.11%
^B for Blonde, LLC dba Blo Blow Dry Bar	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/12/2026	62.0	59.3	50.0	0.02%
^Gilmore Heights Dental Holdings, LTD and Chas Rob LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/12/2029	310.3	298.6	272.7	0.13%
^Ei3 Corporation	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/12/2026	326.9	308.6	309.5	0.15%
^Jersey Shore Marina & Boat Sales, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/12/2041	625.0	617.7	638.2	0.31%
^Base USA, Inc.	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	2/2/2026	50.0	47.2	47.4	0.02%
^Nowatzke Service Center Inc dba Nowatzke Truck and Trailer	Repair and Maintenance	Term Loan	Prime plus 2.75%	1/29/2026	105.0	98.6	98.9	0.05%
^Zouk Ltd dba Palma	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/29/2026	22.5	21.1	21.2	0.01%
^Tammy Lavertue	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	1/28/2026	11.3	10.5	10.2	—%
^SuzyQue's LLC dba SuzyQue's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/28/2026	22.5	21.2	21.2	0.01%
^Wildflour Bakery & Cafe LLC	Social Assistance	Term Loan	Prime plus 2.75%	1/28/2026	62.5	58.6	57.2	0.03%
^New Image Building Services, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/19/2026	83.1	78.0	69.1	0.03%
^Oak Tree Storage LLC	Other Information Services	Term Loan	Prime plus 2.75%	1/19/2026	78.8	73.8	63.4	0.03%
^Gendron Funeral and Cremation Services, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/11/2041	112.5	109.4	113.0	0.05%
^Dolarian Realty LLC and OV's Restaurant Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/5/2041	67.8	66.9	69.1	0.03%
^Lemonberry Food Stores Inc dba Lemonberry Frozen Yogurt	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/29/2025	112.5	104.8	91.8	0.04%
^MCF Forte LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/29/2025	18.8	17.5	14.9	0.01%
^Panditos LLC dba White Lotus Home	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/28/2025	15.9	14.8	12.5	0.01%
^Bright Dialysis LLC and Ft Pierce Kidney Care LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/28/2025	1,250.0	1,164.4	982.9	0.47%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^V2 Tango LLC dba Palette 22	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/23/2025	250.0	232.9	202.5	0.10%
^Ridge Road Equestrian LLC dba Ricochet Ridge Ranch Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/23/2040	102.5	100.8	100.7	0.05%
^800 on the Trax LLC and Matrix Z LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	12/23/2040	240.0	237.2	235.1	0.11%
^Optima Health Care Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/23/2025	62.5	58.2	58.4	0.03%
^B&B Organics LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	12/22/2040	375.0	368.9	381.0	0.18%
^Joyce Outdoor Advertising Chicago LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/22/2040	300.0	297.0	292.6	0.14%
^The LAX Shop Inc	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	12/22/2025	125.0	91.4	91.6	0.04%
^Premier Athletic Center of Ohio Inc. and Gates Investments and Wade Gates	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/22/2028	882.0	840.0	848.3	0.41%
^Hattingh Incorporated dba Prosthetic Care Facility	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2025	18.0	16.8	14.9	0.01%
^G.W. Fitness Centers, LLC and J.G. Fitness LLC and NP Gym LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/18/2040	1,025.0	1,008.3	1,041.3	0.50%
^Trip Consultants U.S.A. Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/18/2025	175.0	163.0	137.1	0.07%
^Jay Kevin Gremillion dba Dino Smiles Children's Cosmetic Dentistry	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/18/2025	73.0	69.8	60.5	0.03%
^Accent Tag and Label Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	12/18/2040	665.8	652.2	649.1	0.31%
^Abbondanza Market LLC dba Hampton Falls Village Market	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/18/2025	73.8	62.7	54.7	0.03%
^Capital Scrap Metal LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/18/2025	36.0	33.5	28.7	0.01%
^Labmates LLC	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/18/2040	162.5	159.9	165.1	0.08%
^Sourceco Limited Liability Company	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/17/2025	62.5	58.3	51.0	0.02%
^Mustafa Inc dba Adiba Grocery	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/17/2025	103.8	96.7	96.2	0.05%
See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Learning Skills LLC and Christopher Shrope	Educational Services	Term Loan	Prime plus 2.75%	12/17/2025	10.8	10.1	8.5	—%
^New York Home Health Care Equipment, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/16/2025	875.0	817.8	801.9	0.38%
^Moments to Remember USA LLC dba Retain Loyalty	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/16/2025	75.0	70.0	65.3	0.03%
^Swalm Sreet LLC and New York Home Health Care Equipment LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/16/2040	375.0	370.1	376.1	0.18%
^JAG Unit 1, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2025	250.0	233.3	196.2	0.09%
^D&G Capital LLC dba Miami Grill 277	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2025	83.8	87.2	80.6	0.04%
^Abitino's JFK LLC dba Abitino's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2022	125.0	113.8	100.8	0.05%
^SDA Holdings LLC and Les Cheveux Salon Inc	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/15/2040	428.8	421.1	412.2	0.20%
^Evans & Paul LLC and E&P Holdings I LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2025	125.0	116.4	101.5	0.05%
^Basista Family Limited Partnership and UPE, Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/14/2040	342.5	336.9	333.8	0.16%
^DC Enterprises Ltd. dba Lakeview True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/14/2025	22.5	21.0	19.9	0.01%
^Tri-State Remodeling & Investments, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/11/2025	15.9	14.8	14.3	0.01%
^Alexandra Afentoulides dba Vi's Pizza Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/11/2040	46.3	45.5	47.0	0.02%
^AGR Foodmart Inc dba Nashua Road Mobil	Gasoline Stations	Term Loan	Prime plus 2.75%	12/11/2025	22.5	21.0	19.9	0.01%
^ENI Inc. dba ENI Group, Inc	Other Information Services	Term Loan	Prime plus 2.75%	12/11/2025	36.0	33.5	29.7	0.01%
^Cares, Inc dba Dumpling Grounds Day Care Center	Social Assistance	Term Loan	Prime plus 2.75%	12/10/2025	7.5	7.0	6.9	—%
^Custom Exteriors, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/9/2025	100.0	93.2	81.5	0.04%
^Sushiya, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/8/2025	108.8	101.3	88.9	0.04%
^My Jewels, LLC dba The UPS Store #6712	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/7/2025	56.3	33.2	27.9	0.01%
^Food & Fuel Company LLC dba Lowery Food Mart	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/4/2040	122.5	120.5	124.2	0.06%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Blue Ox Trucking Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	12/4/2025	12.3	11.5	11.5	0.01%
^LC Blvd Holdings LLC and Mt Pleasant Wash & Wax LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/4/2040	502.5	494.3	497.1	0.24%
^American Campgrounds LLC dba Whit's End Campground	Accommodation	Term Loan	Prime plus 2.75%	12/4/2040	293.0	288.2	290.4	0.14%
^Tariq, LLC dba 76 Food Mart	Gasoline Stations	Term Loan	Prime plus 2.75%	12/2/2040	375.0	368.9	371.4	0.18%
^401 JJS, Corp and G. Randazzo's Trattoria Corporation	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/1/2040	52.8	52.1	51.6	0.02%
^Delta Aggregate, LLC	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	11/30/2025	100.0	95.4	95.7	0.05%
^Block and Grinder LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/30/2025	200.0	187.5	186.6	0.09%
^Hurshell Leon Dutton dba High Jump Party Rentals	Rental and Leasing Services	Term Loan	Prime plus 2.75%	11/30/2025	17.6	16.2	16.0	0.01%
^Japp Business Inc dba Pick and Eat and Japp Drink Corp.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/30/2025	125.0	115.6	102.7	0.05%
^Smokeyard Inc dba Smokeyard BBQ and Chop Shop	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/30/2025	125.0	115.6	99.6	0.05%
^Alejandro Rico dba Rico Motors and Golden West Motel and Alrima Co Inc	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/25/2040	146.3	143.9	148.4	0.07%
^State Painting and Decorating Co Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/25/2025	100.0	92.5	77.8	0.04%
^Medeiros Holdings Inc dba Outdoor Lighting Perspectives of the Triad	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	11/25/2025	22.5	20.7	17.4	0.01%
^DWeb Studio, Inc.	Educational Services	Term Loan	Prime plus 2.75%	11/25/2025	11.3	10.4	8.7	—%
^Sambella Holdings, LLC and Strike Zone Entertainment Center LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/23/2040	750.0	747.7	764.6	0.37%
^Play and Learn Child Care and School Inc	Social Assistance	Term Loan	Prime plus 2.75%	11/23/2025	11.1	10.3	10.3	—%
^Ronny Ramirez RX Corp dba Naturxheal Family Pharmacy	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	11/20/2025	89.0	83.4	71.7	0.03%
^Haven Hospitality Group Inc. dba Haven Gastropub	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/20/2025	132.5	122.6	105.2	0.05%
^CNYP 717 Irondequoit LLC and CNYP 2002 Ontario LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/20/2040	244.4	240.0	224.7	0.11%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^S.B.B. Enterprises Inc dba Williamston Hardware	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/19/2040	108.8	106.6	100.1	0.05%
^Key Pix Productions Inc. dba Air Bud Entertainment	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	11/18/2040	839.8	824.8	851.8	0.41%
^Holloway & CO. P.L.L.C.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/16/2025	75.0	69.4	69.5	0.03%
^RDT Enterprises, L.L.C.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/12/2025	22.5	20.8	19.5	0.01%
^E.S.F.P. LLC dba Volusia Van and Storage	Truck Transportation	Term Loan	Prime plus 2.75%	11/11/2025	91.3	84.4	72.8	0.03%
^Green Life Lawnscapes LLC dba Green Life Lawn Care	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/6/2025	127.3	117.7	114.7	0.05%
^Joseph Nich and Tina M. Nich dba Vic's Greenhouses	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/4/2025	62.5	58.2	58.3	0.03%
^Jumbomarkets Inc dba Rines Jumbomarkets	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/4/2025	306.3	283.3	274.8	0.13%
^Bisson Transportation Inc dba I & R Associates and Document Secutiry	Truck Transportation	Term Loan	Prime plus 2.75%	10/30/2025	22.5	20.7	19.4	0.01%
^Top Cat Ready Mix, LLC, Ples Investments LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/28/2025	711.3	653.6	572.5	0.27%
^L.M. Jury Enterprises, Inc dba Midwest Monograms	Textile Product Mills	Term Loan	Prime plus 2.75%	10/28/2025	77.0	70.6	60.8	0.03%
^Windsor Direct Distribution LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	10/26/2025	14.3	13.0	11.0	0.01%
^Financial Network Recovery	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/26/2025	40.0	36.8	30.9	0.01%
^Insurance Fire & Water Restorations, LLC	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	10/23/2025	22.5	20.7	19.6	0.01%
^Jacksonville Beauty Institute Inc.	Educational Services	Term Loan	Prime plus 2.75%	10/23/2025	50.0	45.9	38.6	0.02%
^Werthan Packaging Inc.	Paper Manufacturing	Term Loan	Prime plus 2.75%	10/14/2025	1,162.5	1,104.0	1,030.3	0.49%
^Tannehill Enterprises Inc dba Hobbytown USA Folsom	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	10/14/2025	87.4	80.2	67.5	0.03%
^ADMO Inc dba Mid States Equipment	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	10/8/2025	22.5	20.7	17.9	0.01%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^SCJEN Management Inc dba Bowl of Heaven	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2025	71.3	65.7	55.2	0.03%
^Naeem Khan LTD	Apparel Manufacturing	Term Loan	Prime plus 2.75%	9/30/2025	125.0	114.0	95.8	0.05%
^Accent Homes Services LLC dba Benjamin Franklin Plumbing of Kansas City	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/30/2028	66.5	62.4	60.4	0.03%
^Recycling Consultants, Inc. and Prairie State Salvage and Recycling	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/30/2027	767.5	714.8	643.3	0.31%
^Barub Realty LLC and Barub LLC dba Woodlawn Cabinets	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	9/30/2040	143.0	140.0	143.9	0.07%
^R.H. Hummer Jr., Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	9/30/2025	375.0	354.3	338.4	0.16%
^Bat Bridge Investments Inc dba Kalologie 360 Spa	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/30/2025	85.5	79.5	66.8	0.03%
^Binky's Vapes LLC	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/30/2025	22.5	20.5	17.2	0.01%
^Joyce Outdoor Advertising LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/29/2040	234.8	231.0	235.0	0.11%
^Greensward of Marco Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/28/2040	87.5	85.7	84.4	0.04%
^RIM Investments LLC and RIM Architects LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/28/2040	399.0	390.7	383.0	0.18%
^The Grasso Companies LLC and Grasso Pavement Maintenance LLC	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/28/2025	518.8	469.8	469.2	0.22%
^South Towne Dental Center, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/25/2025	50.0	45.6	45.7	0.02%
^Hemingway Custom Cabinetry LLC	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	9/25/2025	220.0	200.6	172.8	0.08%
^Daniel W. Stark dba Mountain Valley Lodge and RV Park	Accommodation	Term Loan	Prime plus 2.75%	9/25/2040	13.5	13.2	13.6	0.01%
^Sandlot Ventures LLC and Sandbox Ventures LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/25/2040	442.5	433.9	418.9	0.20%
^Yachting Solutions LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/25/2040	962.5	942.4	908.0	0.43%
^Prestigious LifeCare for Seniors LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/25/2025	9.8	9.0	8.2	—%
^St Lawrence Hotel Corp and Oheka Catering Inc dba Quality Inn	Accommodation	Term Loan	Prime plus 2.75%	9/24/2040	625.0	611.9	608.5	0.29%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Hagerstown Muffler, Inc. and JMS Muffler, Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/24/2040	327.5	320.7	331.0	0.16%
^J.R. Wheeler Corporation dba Structurz Exhibits and Graphics	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/24/2025	21.0	19.2	19.2	0.01%
^Rutledge Enterprises Inc dba BLC Property Management	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/23/2040	62.5	60.7	60.4	0.03%
^Finish Strong Inc dba FASTSIGNS St Peters	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	9/23/2025	50.0	45.6	38.3	0.02%
^J3K LLC dba Ronan True Value Hardware	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/23/2025	152.5	139.1	116.9	0.06%
^Stormrider Inc dba Shirley's Stormrider Inc	Truck Transportation	Term Loan	Prime plus 2.75%	9/23/2025	67.5	62.6	52.6	0.03%
^Frozen Treats of Hollywood FL, LLC dba Sub Zero Ice Cream	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/22/2025	15.8	14.4	12.8	0.01%
^Nova Solutions Inc	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	9/22/2040	320.0	313.3	311.9	0.15%
^Pine Belt Wood Products LLC	Forestry and Logging	Term Loan	Prime plus 2.75%	9/22/2040	163.8	160.3	146.9	0.07%
^IIoka Inc dba New Cloud Networks	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/21/2025	665.0	609.3	512.1	0.24%
^Sound Manufacturing Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/21/2025	50.0	45.6	40.6	0.02%
^MiJoy Inc dba Imo's Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/18/2025	8.3	7.5	6.3	—%
^Vanderhoof LLC dba Soxfords	Apparel Manufacturing	Term Loan	Prime plus 2.75%	9/18/2025	15.9	14.5	12.2	0.01%
^Naeem Khan LTD	Apparel Manufacturing	Term Loan	Prime plus 2.75%	9/17/2025	125.0	114.0	95.8	0.05%
^Import Car Connection Inc dba Car Connection	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/16/2040	407.5	399.0	406.5	0.19%
^FirstVitals Health and Wellness Inc	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/15/2025	150.0	136.8	114.9	0.05%
^Johnson Carwash LLC and Johnson Petroleum LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	9/14/2040	340.0	334.8	345.1	0.17%
^Almost Home Daycare LLC	Social Assistance	Term Loan	Prime plus 2.75%	9/11/2025	62.5	57.0	56.3	0.03%
^Veliu LLC dba FASTSIGNS #15901	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	9/10/2025	50.0	46.2	40.0	0.02%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^B and A Friction Materials Inc	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/9/2025	102.5	92.7	77.9	0.04%
^Gardner's Wharf Holdings LLC and Gardner's Wharf Seafood Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	9/8/2040	140.0	137.1	141.5	0.07%
^AIG Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/4/2040	363.8	356.1	338.8	0.16%
^Empower Autism Academy	Social Assistance	Term Loan	Prime plus 2.75%	9/4/2040	685.0	670.7	692.4	0.33%
^Higher Grounds Community Coffeehouse, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/2/2025	8.3	7.5	6.6	—%
^Delray Scrap Recycling LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	8/31/2025	22.5	20.1	16.9	0.01%
^The Camera House Inc	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	8/31/2025	1,250.0	1,131.6	1,036.9	0.50%
^LAN Doctors Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/28/2025	81.3	73.6	66.8	0.03%
^Elite Institute LLC dba Huntington Learning Center	Educational Services	Term Loan	Prime plus 2.75%	8/28/2025	15.0	13.7	11.6	0.01%
^Zephyr Seven Series LLC dba 18/8 Fine Men's Salon	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/28/2025	81.3	76.2	65.7	0.03%
^J and K Fitness L.L.C. dba Physiques Womens Fitness Center	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2041	93.8	92.7	93.5	0.04%
^Trading Group 3 Inc	Nonstore Retailers	Term Loan	Prime plus 2.75%	8/28/2025	50.0	45.3	38.0	0.02%
^B and J Catering Inc dba Culinary Solutions	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/27/2040	547.5	540.3	523.4	0.25%
^God Be Glorified Inc dba GBG Inc	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	8/20/2025	53.0	48.0	40.3	0.02%
^3000 CSI Property LLC and Consulting Solutions Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/20/2040	137.5	134.4	136.7	0.07%
^GDP Gourmet LLC dba Joe and John's Pizza Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/19/2040	145.0	141.7	140.1	0.07%
^Screenmobile Management Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/14/2025	47.0	42.5	36.1	0.02%
^Gold Jet Corp.	Couriers and Messengers	Term Loan	Prime plus 2.75%	8/14/2025	68.3	65.3	59.2	0.03%
^SKJ Inc dba Subway	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/13/2025	84.8	76.8	65.5	0.03%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^LP Industries Inc dba Childforms	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	7/29/2025	125.0	114.5	107.0	0.05%
^Advanced Machine & Technology, Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	7/29/2025	90.3	81.1	74.8	0.04%
^Pauley Tree and Lawn Care Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/28/2025	65.8	59.2	53.0	0.03%
^Beale Street Blues Company-West Palm Beach LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	7/24/2025	66.3	59.5	52.2	0.02%
^Forever & Always of Naples Inc dba Island Animal Hospital	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/24/2025	107.5	96.6	88.0	0.04%
^C& D Medical of Naples, Inc and Forever & Always of Naples, Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/24/2040	135.0	131.8	123.2	0.06%
^Pooh's Corner Realty LLC and Pooh's Corner Inc	Social Assistance	Term Loan	Prime plus 2.75%	7/23/2040	103.8	101.4	103.8	0.05%
^Smart Artists Inc.	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	7/23/2025	22.5	20.2	17.0	0.01%
^Free Ion Advisors LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/21/2025	64.3	57.7	48.5	0.02%
^Murrayville Donuts, Inc dba Dunkin' Donuts	Food and Beverage Stores	Term Loan	Prime plus 2.75%	7/15/2040	344.5	340.4	329.4	0.16%
^Union 2 LLC dba The Standard	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/10/2025	91.5	85.9	79.1	0.04%
^The Smile Place LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/30/2040	283.9	276.6	282.4	0.14%
^BJ's Tavern LLC and BJ's Cabana Bar Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2040	212.5	207.1	210.9	0.10%
^Jonathan E Nichols and Nichols Fire and Security LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/30/2025	75.0	66.9	65.2	0.03%
^Thrifty Market, Inc. dba Thrifty Foods	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/30/2030	262.5	246.5	231.3	0.11%
^All About Smiles P A	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/30/2040	237.7	231.6	236.4	0.11%
^Danny V, LLC dba Hugo's Taproom	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2040	54.0	50.1	49.0	0.02%
^Anglin Cultured Stone Products LLC dba Anglin Construction	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/30/2025	281.8	251.3	232.6	0.11%
^Advanced Skincare Medcenter Inc dba Advanced Skincare Surgery	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/29/2025	337.5	301.0	273.0	0.13%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Summit Beverage Group LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	8/29/2030	291.9	274.4	261.4	0.13%
^Myclean Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/29/2025	15.9	14.2	12.7	0.01%
^E & G Enterprises LLC dba Comfort Keepers	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/26/2025	22.5	20.1	18.0	0.01%
^SofRep, Inc dba Force 12 Media	Other Information Services	Term Loan	Prime plus 2.75%	6/26/2025	66.3	59.1	52.9	0.03%
^Jihan Inc dba ARCO AM/PM and Diana Inc dba Diana's Recycling	Gasoline Stations	Term Loan	Prime plus 2.75%	6/26/2040	380.0	370.3	374.9	0.18%
^TJU-DGT Inc dba The Lorenz Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/26/2029	20.6	19.2	19.5	0.01%
^CEM Autobody LLC dba Dawn's Autobody	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/26/2040	135.5	132.0	132.6	0.06%
^Wolf Enviro Interests, LLC and Enviromax Services Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/25/2040	246.5	240.2	234.0	0.11%
^Ohs Auto Body, Inc. dba Ohs Body Shop	Repair and Maintenance	Term Loan	7.28%	6/25/2040	1,207.5	1,187.4	1,190.9	0.57%
^Evinger PA One, Inc. dba Postal Annex, Falcon	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/24/2025	22.5	20.1	18.8	0.01%
^Amboy Group, LLC dba Tommy's Moloney's	Food Manufacturing	Term Loan	Prime plus 2.75%	6/24/2025	454.0	406.2	410.1	0.20%
^Richards Plumbing and Heating Co., Inc. dba Richards Mechanical	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/23/2040	551.8	537.6	561.8	0.27%
^RJI Services, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/23/2025	22.5	19.9	17.8	0.01%
^Real Help LLC dba Real Help Decorative Concrete	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/22/2025	53.1	47.4	47.1	0.02%
^PM Cassidy Enterprises, Inc. dba Junk King	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/19/2025	14.9	13.3	11.9	0.01%
^KRN Logistics, LLC,Newsome Trucking, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	6/19/2025	543.5	484.8	458.5	0.22%
^Inverted Healthcare Staffing of Florida LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/18/2025	61.3	54.7	49.0	0.02%
^Square Deal Siding Company,LLC dba Square Deal Siding Company	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/18/2025	22.5	20.4	20.6	0.01%
^Flooring Liquidators Inc and Flooring Liquidators of Mt Kisco LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/17/2025	437.5	390.2	390.4	0.19%
^AM PM Properties, LLC and AM PM Willington, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/17/2040	87.1	84.6	87.5	0.04%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Nelson Sargsyan dba HDA Trucking	Support Activities for Transportation	Term Loan	Prime plus 2.75%	6/16/2025	130.5	117.0	104.7	0.05%
^Mirage Plastering Inc and Mpire LLC and Mpire II LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/12/2040	338.8	135.2	128.3	0.06%
^Bizzare Foods Inc dba Trooper Foods	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/12/2025	125.0	108.7	97.3	0.05%
^Anturio Marketing Inc dba Logic Consulting	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/12/2040	290.3	282.8	295.5	0.14%
^Eldredge Tavern LLC dba Gonyea's Tavern	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/8/2040	56.3	54.8	57.3	0.03%
^Nicor LLC dba Fibrenew Sacramento	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/5/2022	13.8	11.4	10.2	—%
^Chitalian Fratelli LLC dba Francesca Brick Oven Pizza and Pasta	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/5/2025	16.1	14.0	12.5	0.01%
^ViAr Visual Communications, Inc. dba Fastsigns 281701	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/5/2025	62.0	55.3	50.4	0.02%
^Video Vault & Tanning LLC and Mosaic Salon LLC	Rental and Leasing Services	Term Loan	Prime plus 2.75%	6/4/2040	90.5	88.4	92.3	0.04%
^Medworxs LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/3/2025	125.0	111.5	100.4	0.05%
^DTM Parts Supply Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/2/2025	62.8	56.0	50.1	0.02%
^XCESSIVE THROTTLE, INC dba Jake's Roadhouse	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2025	8.3	7.3	6.5	—%
^God is Good LLC dba BurgerFi	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/27/2025	67.3	16.6	16.7	0.01%
^Villela CPA PL	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/27/2025	9.0	8.0	7.3	—%
^Pen Tex Inc dba The UPS Store	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/20/2025	22.0	19.5	17.5	0.01%
^Douglas Posey and Sally Watkinson dba Audrey's Farmhouse	Accommodation	Term Loan	Prime plus 2.75%	5/20/2040	174.1	169.4	173.9	0.08%
^Capstone Pediatrics PLLC and Capstone Healthcare Consulting LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/15/2025	717.3	638.0	581.7	0.28%
^15 McArdle LLC and No Other Impressions Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/15/2040	257.1	250.1	247.5	0.12%
^E-Z Box Storage, Inc.	Real Estate	Term Loan	Prime plus 2.75%	5/11/2025	89.3	73.3	74.0	0.04%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Guard Dogs MFS LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/8/2025	65.0	57.5	51.8	0.02%
^George S Cochran DDS Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/7/2025	130.0	115.5	103.6	0.05%
^South Park Properties LLC and Midlothian Hardware LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/6/2040	170.5	164.8	172.1	0.08%
^Matthew Taylor and Landon Farm LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/4/2040	100.0	98.0	93.7	0.04%
^Cares Inc dba Dumpling Grounds Day Care Center	Social Assistance	Term Loan	Prime plus 2.75%	5/1/2040	81.9	78.8	82.4	0.04%
^RDRhonehouse ENT. LLC dba Chill Skinz	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	4/29/2025	88.9	79.8	71.5	0.03%
^Orchid Enterprises Inc dba Assisting Hands of Sussex County	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/24/2025	15.0	13.2	11.8	0.01%
^Ragazza Restaurant Group, Inc. dba Bambolina	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/21/2025	22.5	19.8	18.3	0.01%
^Diamond Solutions LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	4/21/2025	22.5	19.3	17.3	0.01%
^Giacchino Maritime Consultants Inc	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/17/2025	22.5	19.8	17.7	0.01%
^Sound Coaching Inc	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	4/14/2025	44.4	39.0	34.9	0.02%
^Carolina Beefs, LLC dba Beef O'Brady's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/13/2025	19.5	17.1	15.3	0.01%
^Faramarz Nikourazm dba Car Clinic Center	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/3/2040	73.8	71.5	72.3	0.03%
^Advance Case Parts RE Holdings LLC and Advance Case Parts Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/31/2040	758.3	737.4	723.8	0.35%
^T and B Boots Inc dba Takkens	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	3/31/2025	807.8	705.6	688.1	0.33%
^HAVANA CENTRAL NJ1, LLC dba Havana Central	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/31/2025	250.0	225.0	225.6	0.11%
^Mid-South Lumber Co. of Northwest Florida, Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/31/2040	428.8	415.7	406.4	0.19%
^Copper Beech Financial Group LLC	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	3/30/2025	125.0	109.0	103.4	0.05%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Delta Aggregate LLC	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	3/30/2025	90.0	83.7	84.5	0.04%
^Sunset Marine Resort LLC and GoXpeditions LLC	Accommodation	Term Loan	Prime plus 2.75%	3/27/2040	301.8	292.6	305.6	0.15%
^Shorr Enterprises Inc dba New Design Furniture Manufacturers	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	3/27/2025	106.5	92.9	89.1	0.04%
^South Florida Air Conditioning and Refrigeration Corp.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/27/2040	155.5	150.8	155.8	0.07%
^Shellhorn and Hill Inc dba Total Fleet Service	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/27/2040	1,040.3	1,004.8	982.4	0.47%
^Foresite Realty Partners LLC and Foresite Real Estate Holdings LLC	Real Estate	Term Loan	Prime plus 2.75%	3/27/2025	1,238.3	1,079.5	965.3	0.46%
^Geo Los Angeles LLC dba Geo Film Group	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/26/2025	130.0	113.4	108.2	0.05%
^Joyce Outdoor Advertising NJ LLC and Joyce Outdoor Advertising LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/26/2040	54.0	52.4	54.2	0.03%
^Zero-In Media Inc	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	3/25/2025	22.5	19.6	17.5	0.01%
^Carpet Exchange of North Texas Inc and Clyde E. Cumbie Jr	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	3/25/2040	810.0	785.4	816.3	0.39%
^Loriet LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/24/2025	12.0	10.5	9.4	—%
^Shelton Incorporated dba Mrs. Winners	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/20/2040	112.5	109.1	113.6	0.05%
^Jaymie Hazard dba Indigo Hair Studio and Day Spa	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/20/2040	42.9	41.6	41.9	0.02%
^R & R Security and Investigations Inc dba Pardners Lake Buchanan	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/19/2040	85.4	82.9	86.5	0.04%
^MMS Realty, LLC and Molecular MS Diagnostics LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/18/2040	160.7	155.8	156.1	0.07%
^Royal Crest Motors LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/16/2040	91.3	88.5	89.8	0.04%
^BND Sebastian Limited Liability Company and Sebastian Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/16/2040	172.5	167.3	171.6	0.08%
^Douglas Printy Motorsports, Inc. dba Blackburn Trike	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/9/2040	191.8	185.9	186.2	0.09%
^Luigi's on Main LLC and Luigi's Main Street Pizza Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/4/2025	11.3	9.8	9.9	—%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Calhoun Satellite Communications Inc and Transmission Solutions Group	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	2/27/2025	952.8	825.3	763.2	0.37%
^Road to Sedona Inc dba Thirteen	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/27/2025	56.6	49.0	44.3	0.02%
^Baystate Firearms and Training, LLC	Educational Services	Term Loan	Prime plus 2.75%	2/27/2025	63.4	54.7	49.3	0.02%
^Kingseal LLC dba Desoto Health and Rehab Center	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	2/26/2040	1,250.0	1,210.1	1,263.9	0.60%
^Pace Motor Lines, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	2/26/2025	66.2	57.3	57.8	0.03%
^Nelson Financial Services LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/24/2025	12.5	10.8	9.6	—%
^Kiddie Steps 4 You Inc.	Social Assistance	Term Loan	Prime plus 2.75%	2/19/2040	61.8	59.7	59.6	0.03%
^Triangle Trash LLC dba Bin There Dump That	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	2/18/2025	74.4	64.3	60.6	0.03%
^Silva Realty Holdings, LLC and MF-Silva Enterprises, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/11/2040	171.6	166.3	166.0	0.08%
^740 Barry Street Realty LLC and Wild Edibles Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	2/10/2040	492.5	476.7	498.0	0.24%
^Kostekos Inc dba New York Style Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/6/2040	66.3	64.1	64.8	0.03%
^DuCharme Realty LLC and DuCharme Enterprises LLC	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	2/2/2040	225.1	217.9	215.7	0.10%
^Limameno LLC dba Sal's Italian Ristorante	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/23/2025	83.3	71.4	65.4	0.03%
^Palmabak Inc dba Mami Nora's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/22/2025	21.5	15.9	16.1	0.01%
^Jung Design Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/20/2022	8.4	6.5	5.8	—%
^Grand Blanc Lanes, Inc. and H, H and H, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/31/2039	133.0	128.5	133.0	0.06%
^Bear Creek Entertainment, LLC dba The Woods at Bear Creek	Accommodation	Term Loan	Prime plus 2.75%	12/30/2024	106.3	90.7	91.4	0.04%
^Evans and Paul LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/30/2024	223.8	190.5	188.1	0.09%
^FHJE Ventures LLC and Eisenreich II Inc dba Breakneck Tavern	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/30/2039	245.5	238.2	234.6	0.11%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^First Prevention and Dialysis Center, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/30/2024	273.3	248.4	241.4	0.12%
^Bowlerama Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/24/2039	1,202.5	1,161.9	1,213.0	0.58%
^401 JJS Corporation and G. Randazzo Corporation	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/23/2039	473.5	460.9	473.5	0.23%
^The Lodin Group LLC and Lodin Health Imaging Inc dba Highlands Breast	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/23/2039	530.3	511.6	500.9	0.24%
^Thermoplastic Services Inc and Paragon Plastic Sheet, Inc	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	12/23/2039	500.0	482.4	503.6	0.24%
^Carolina Flicks Inc dba The Howell Theater	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	12/23/2032	163.3	153.0	151.0	0.07%
^Atlantis of Daytona LLC and Ocean Club Sportswear Inc	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	12/23/2039	240.0	214.8	224.3	0.11%
^Beale Street Blues Company-West Palm Beach, LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/22/2024	187.5	159.6	148.4	0.07%
^MM and M Management Inc dba Pizza Artista	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/19/2025	46.3	40.4	36.7	0.02%
^The Jewelers Inc. dba The Jewelers of Las Vegas	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	12/19/2024	1,250.0	1,063.3	959.5	0.46%
^B.S. Ventures LLC dba Dink's Market	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/19/2039	53.8	51.9	54.1	0.03%
^B & W Towing, LLC and Boychucks Fuel LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/17/2039	164.5	160.0	159.4	0.08%
^All American Games, LLC and Sportslink - The Game, LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/10/2024	400.0	340.4	318.1	0.15%
^Kemmer LLC and Apples Tree Top Liquors LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/4/2039	138.4	133.5	131.8	0.06%
^Trading Group 3, Inc.	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	11/26/2024	22.5	19.0	17.0	0.01%
^The Red Pill Management, Inc. dba UFC Gym Matthews	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	11/26/2024	54.3	46.6	43.2	0.02%
^Teamnewman Enterprises LLC dba Newmans at 988 and John H. Newman	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/25/2039	148.8	143.3	143.9	0.07%
^DeRidder Chiropractic LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/25/2024	13.2	11.1	11.2	0.01%
See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Modern Manhattan LLC	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	11/25/2024	220.0	185.8	167.8	0.08%
^Stormrider Inc dba Shirley's Stormrider, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	11/25/2024	150.0	129.1	115.3	0.06%
^Meridian Hotels, LLC dba Best Western Jonesboro	Accommodation	Term Loan	Prime plus 2.75%	11/25/2039	228.0	220.6	230.3	0.11%
^Legacy Estate Planning Inc dba American Casket Enterprises	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/21/2024	42.0	35.5	31.7	0.02%
^J&D Resources, LLC dba Aqua Science	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/21/2024	767.9	641.4	582.5	0.28%
^DC Real LLC and DC Enterprises LTD dba Lakeview True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/20/2039	119.4	115.5	118.5	0.06%
^MLM Enterprises LLC and Demand Printing Solutions Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/18/2024	70.5	59.5	57.5	0.03%
^JEJE Realty LLC and La Familia Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/10/2039	205.8	197.1	198.2	0.09%
^Joey O's LLC and Jennifer Olszewski	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/7/2024	13.1	0.9	0.8	—%
^Heartland American Properties LLC and Skaggs RV Outlet LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/31/2039	479.0	460.6	471.0	0.23%
^Golden Transaction Corporation dba Bleh Sunoco	Gasoline Stations	Term Loan	Prime plus 2.75%	10/30/2039	156.7	150.7	155.4	0.07%
^Seelan Inc dba Candleridge Market	Gasoline Stations	Term Loan	Prime plus 2.75%	10/27/2039	90.5	87.0	87.3	0.04%
^185 Summerfield Inc and Valcon Contracting Corp	Construction of Buildings	Term Loan	Prime plus 2.75%	10/24/2039	162.3	156.0	160.5	0.08%
^Navdeep B Martins and Busy Bubbles LLC dba Wishy Washy	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/24/2039	89.0	85.7	84.6	0.04%
^3 F Management LLC and ATC Port Charlotte LLC dba Around The Clock Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/17/2024	131.3	109.9	102.5	0.05%
^One Hour Jewelry Repair Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/14/2024	20.6	17.2	15.4	0.01%
^DNT Storage and Properties LLC	Real Estate	Term Loan	Prime plus 2.75%	10/10/2039	101.8	97.8	101.0	0.05%
^Capitol Waste and Recycling Services LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	10/10/2024	257.8	215.8	202.7	0.10%
^Sound Manufacturing Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/10/2024	187.5	157.1	145.6	0.07%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Return to Excellence, Inc. dba The Waynesville Inn Golf & Spa	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/10/2039	1,250.0	1,216.5	1,270.0	0.61%
^Boilermaker Industries LLC dba PostNet	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/9/2024	18.8	5.7	5.8	—%
^Smith Spinal Care Center P.C. and James C. Smith	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/8/2039	60.0	57.7	58.8	0.03%
^Doctors Express Management of Central Texas LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/8/2024	105.0	77.8	76.5	0.04%
^Michael Rey Jr. and Lynn J. Williams and GIG Petcare dba Hickory	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/3/2039	126.9	120.2	123.6	0.06%
^Sumad LLC dba BrightStar Care of Encinitas	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/2/2024	92.5	44.5	44.9	0.02%
^Roccos LLC and Sullo Pantalone Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2039	255.8	245.5	244.8	0.12%
^Keller Holdings LLC and David H Keller III and Carie C Keller	Scenic and Sightseeing Transportation	Term Loan	Prime plus 2.75%	9/30/2039	100.0	96.0	99.7	0.05%
^Orange County Insurance Brokerage Inc dba Beaty Insurance Agency	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	9/29/2039	325.1	313.1	326.7	0.16%
^The Woods at Bear Creek LLC and Bear Creek Entertainment LLC	Accommodation	Term Loan	Prime plus 2.75%	9/29/2039	513.3	495.1	516.6	0.25%
^Keys Phase One LLC dba The Grand Guesthouse	Accommodation	Term Loan	Prime plus 2.75%	9/26/2039	736.3	706.7	725.2	0.35%
^Gordon E Rogers dba Stonehouse Motor Inn	Accommodation	Term Loan	Prime plus 2.75%	9/26/2039	57.5	55.2	57.6	0.03%
^Auto Shine Carwash Inc and AKM R. Hossain and Jessica F. Masud	Gasoline Stations	Term Loan	Prime plus 2.75%	9/26/2024	22.5	18.7	17.2	0.01%
^Colts V LLC and Nowatzke Service Center, Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/26/2039	601.8	578.6	591.7	0.28%
^North Columbia LLC and Loop Liquor and Convenience Store LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/24/2039	159.3	152.9	156.6	0.07%
^6 Price Avenue, LLC and Pauley Tree & Lawn Care, Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/24/2039	452.5	435.8	422.4	0.20%
^R A Johnson Inc dba Rick Johnson Auto and Tire	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/23/2039	301.3	289.2	301.8	0.14%
^Andrene's LLC dba Andrene's Caribbean Soul Food Carry Out	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/23/2024	37.8	29.5	26.4	0.01%
^Play and Stay LLC dba Zoom Room Tinton Falls	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/18/2024	42.1	35.4	31.6	0.02%
^Ryan Crick and Pamela J. Crick and Crick Enterprises Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2039	145.5	139.7	145.7	0.07%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Modern Leather Goods Repair Shop Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2024	58.8	48.3	43.2	0.02%
^Tavern Properties LLC and Wildwood Tavern LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/15/2039	425.0	410.7	419.6	0.20%
^RDT Enterprises LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/15/2027	162.8	143.6	143.5	0.07%
^Animal Intrusion Prevention Systems Holding Company, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/15/2024	272.5	226.3	211.6	0.10%
^KW Zion, LLC and Key West Gallery Inc	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/12/2039	1,250.0	1,199.9	1,230.5	0.59%
^Indy East Smiles Youth Dentistry LLC dba Prime Smile East	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/11/2024	630.2	523.3	469.6	0.22%
^B&P Diners LLC dba Engine House Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/10/2024	80.0	66.4	59.3	0.03%
^Feel The World Inc dba Xero Shoes and Invisible Shoes	Leather and Allied Product Manufacturing	Term Loan	Prime plus 2.75%	9/5/2024	51.9	43.1	39.3	0.02%
^Delta Aggregate LLC	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	8/28/2039	911.3	862.4	900.0	0.43%
^Lamjam LLC, Goldsmith Lambros Inc	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	8/27/2024	133.8	110.4	111.2	0.05%
^Orange County Cleaning Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/27/2024	41.3	34.0	30.3	0.01%
^Qycell Corporation	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	8/26/2024	121.0	99.7	94.5	0.05%
^Atlas Auto Body Inc dba Atlas Auto Sales	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/22/2039	51.6	49.4	49.6	0.02%
^Katie Senior Care LLC dba Home Instead Senior Care	Social Assistance	Term Loan	Prime plus 2.75%	8/15/2024	124.3	102.3	91.3	0.04%
^S&P Holdings of Daytona LLC S&P Corporation of Daytona Beach	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	8/15/2039	433.5	404.3	421.9	0.20%
^Alpha Preparatory Academy LLC	Social Assistance	Term Loan	Prime plus 2.75%	8/15/2039	145.2	139.7	145.8	0.07%
^Almost Home Property LLC and Almost Home Daycare LLC	Social Assistance	Term Loan	Prime plus 2.75%	8/7/2039	715.8	686.9	710.4	0.34%
^AGV Enterprises LLC dba Jet's Pizza #42	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2024	54.8	44.8	40.8	0.02%
^iFood, Inc. dba Steak N Shake	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2024	379.1	321.6	304.2	0.15%
^575 Columbus Avenue Holding Company, LLC and LA-ZE LLC dba EST EST EST	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/30/2039	22.5	21.2	22.1	0.01%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^L&S Insurance & Financial Services Inc	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/25/2024	22.5	18.4	16.6	0.01%
^Honeyspot Investors LLP and Pace Motor Lines Inc	Truck Transportation	Term Loan	Prime plus 2.75%	7/24/2039	150.0	143.6	149.5	0.07%
^Miss Cranston Diner II, LLC and Miss Cranston II Realty LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/17/2039	100.0	96.6	98.4	0.05%
^AMG Holding, LLC and Stetson Automotive, Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/30/2039	208.0	198.7	211.2	0.10%
^Highway Striping Inc	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	6/30/2024	53.1	43.0	42.7	0.02%
^Lisle Lincoln II Limited Partnership dba Lisle Lanes LP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/30/2024	100.0	81.0	82.6	0.04%
^Honeyspot Investors LLP and Pace Motor Lines Inc	Truck Transportation	Term Loan	Prime plus 2.75%	6/30/2039	875.3	837.8	890.1	0.43%
^iFood, Inc. dba Steak N Shake	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2039	629.8	602.1	626.0	0.30%
^FHJE Ventures LLC and Eisenreich II Inc. dba Breakneck Tavern	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/27/2039	321.8	307.3	324.1	0.16%
^Zinger Hardware and General Merchant Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/26/2024	110.5	89.4	89.9	0.04%
^JPM Investments LLC and Carolina Family Foot Care P.A.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/26/2039	136.1	132.6	140.2	0.07%
^Nikobella Properties LLC and JPO Inc dba Village Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/25/2039	476.3	456.1	481.5	0.23%
^Big Sky Plaza LLC and Strickland, Incorporated	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/20/2039	233.4	222.9	235.1	0.11%
^510 ROK Realty LLC dba ROK Health and Fitness and Robert N. D'urso	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/19/2024	332.0	269.1	274.3	0.13%
^Nirvi Enterprises LLC dba Howard Johnson / Knights Inn	Accommodation	Term Loan	Prime plus 2.75%	6/17/2039	920.3	878.8	934.4	0.45%
^Hotels of North Georgia LLC dba Comfort Inn and Suites	Accommodation	Term Loan	Prime plus 2.75%	6/17/2039	837.5	799.8	850.4	0.41%
^Global Educational Delivery Services LLC	Educational Services	Term Loan	Prime plus 2.75%	6/16/2024	60.0	49.2	50.2	0.02%
^Rainbow Dry Cleaners	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/13/2024	122.5	99.1	98.7	0.05%
^NVR Corporation dba Discount Food Mart	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/11/2039	68.3	63.5	67.5	0.03%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Sico & Walsh Insurance Agency Inc and The AMS Trust	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	6/6/2039	250.0	89.2	94.9	0.05%
^Sujata Inc dba Stop N Save Food Mart and Dhruvesh Patel	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/3/2024	22.5	18.2	18.1	0.01%
^Long Island Barber + Beauty LLC	Educational Services	Term Loan	Prime plus 2.75%	6/2/2039	55.5	53.0	55.7	0.03%
^CJR LLC and PowerWash Plus, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/30/2024	53.0	42.5	43.0	0.02%
^Pocono Coated Products, LLC	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/30/2024	22.5	18.0	18.3	0.01%
^EGM Food Services Inc dba Gold Star Chili	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2024	19.2	15.4	15.3	0.01%
^R. A. Johnson, Inc. dba Rick Johnson Auto & Tire	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	5/29/2039	943.8	899.8	956.7	0.46%
^Wilton Dental Care P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/29/2024	128.1	105.0	103.4	0.05%
^Jonesboro Health Food Center LLC	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	5/27/2024	60.0	48.1	47.3	0.02%
^USI Properties LLC dba U Store It	Real Estate	Term Loan	Prime plus 2.75%	5/23/2039	144.6	137.9	146.4	0.07%
^Bay State Funeral Services, LLC and Riley Funeral Home Inc	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/21/2039	134.9	129.0	137.1	0.07%
^Hae M. and Jin S. Park dba Buford Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/15/2039	166.5	158.0	165.6	0.08%
^Moochie's LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/13/2024	100.5	81.6	80.6	0.04%
^The River Beas LLC and Punam Singh	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/8/2039	90.3	86.0	90.7	0.04%
^AS Boyals LLC dba Towne Liquors	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/29/2039	117.5	111.8	118.9	0.06%
^ENI Inc, Event Networks Inc, ENI Worldwide LLC and Spot Shop Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/25/2024	500.0	397.5	390.5	0.19%
^Gerami Realty, LC Sherrill Universal City Corral, LP	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/23/2027	78.8	67.5	69.6	0.03%
^Complete Body & Paint, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/23/2039	20.8	19.9	21.1	0.01%
^Island Wide Realty LLC and Long Island Partners, Inc.	Real Estate	Term Loan	Prime plus 2.75%	4/22/2039	103.8	98.8	105.1	0.05%
^Wilshire Media Systems Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/17/2024	186.3	148.3	146.7	0.07%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^1899 Tavern & Tap LLC and Ale House Tavern & Tap LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/9/2039	137.5	129.9	137.4	0.07%
^Hodges Properties LLC and Echelon Enterprises Inc dba Treads Bicycle	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	3/31/2039	449.0	426.5	450.8	0.22%
^Dantanna's Tavern LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2024	164.3	131.5	130.9	0.06%
^Little People's Village II LLC and Iliopoulos Realty LLC	Social Assistance	Term Loan	Prime plus 2.75%	3/31/2039	92.1	88.1	91.9	0.04%
^RDT Enterprises, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/31/2028	141.2	123.9	128.3	0.06%
^Little People's Village II LLC and Iliopoulos Realty LLC	Social Assistance	Term Loan	Prime plus 2.75%	3/31/2039	101.5	97.1	101.4	0.05%
^Eagle Aggregate Transportation, LLC and Eagle Pneumatic Transport LLC	Truck Transportation	Term Loan	Prime plus 2.75%	3/31/2024	1,250.0	590.9	602.4	0.29%
^Kemmer, LLC and Pitts Package Store, Inc.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/31/2039	117.5	111.8	115.7	0.06%
^Wilban LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/28/2039	427.5	407.2	429.7	0.21%
^Lake Area Autosound LLC and Ryan H. Whittington	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	7/28/2039	125.0	120.5	126.7	0.06%
^Hascher Gabelstapler Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/26/2024	143.3	114.5	115.4	0.06%
^Knowledge First Inc dba Magic Years of Learning and Kimberly Knox	Social Assistance	Term Loan	Prime plus 2.75%	3/21/2039	145.0	138.0	144.6	0.07%
^Cormac Enterprises and Wyoming Valley Beverage Incorporated	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/20/2039	110.8	105.4	112.0	0.05%
^636 South Center Holdings, LLC and New Mansfield Brass and Aluminum Co.	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	3/20/2039	497.5	477.3	507.2	0.24%
^Kinisi, Inc. dba The River North UPS Store	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/18/2024	41.3	26.2	26.4	0.01%
^SE Properties 39 Old Route 146, LLC, SmartEarly Clifton Park LLC	Social Assistance	Term Loan	Prime plus 2.75%	3/14/2039	408.0	388.7	413.0	0.20%
^Tortilla King Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	3/14/2039	216.9	206.9	216.0	0.10%
^Tortilla King, Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	3/14/2029	1,033.1	926.1	943.6	0.45%
^Bowl Mor, LLC dba Bowl Mor Lanes / Spare Lounge, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/13/2039	223.5	212.3	225.6	0.11%
^Avayaan2 LLC dba Island Cove	Gasoline Stations	Term Loan	Prime plus 2.75%	3/7/2039	157.5	149.6	157.8	0.08%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Onofrio's Fresh Cut Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/6/2024	75.0	59.1	59.9	0.03%
^R & R Boyal LLC dba Cap N Cat Clam Bar and Little Ease Tavern	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/28/2039	417.5	396.0	416.4	0.20%
^Summit Beverage Group LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	2/28/2024	350.6	273.7	275.2	0.13%
^952 Boston Post Road Realty, LLC and HNA LLC dba Styles International	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2039	211.0	200.1	209.9	0.10%
^Choe Trade Group Inc dba Rapid Printers of Monterey	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	2/28/2024	159.3	124.4	126.8	0.06%
^Faith Memorial Chapel LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2039	214.2	203.6	213.3	0.10%
^96 Mill Street LLC, Central Pizza LLC and Jason Bikakis George Bikaki	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/12/2039	141.3	134.5	142.9	0.07%
^JWB Industries, Inc. dba Carteret Die Casting	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	2/11/2024	280.0	218.6	216.4	0.10%
^Awesome Pets II Inc dba Mellisa's Pet Depot	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	2/7/2024	83.2	65.7	65.2	0.03%
^986 Dixwell Avenue Holding Company, LLC and Mughali Foods, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/7/2039	99.1	94.4	99.5	0.05%
^Sovereign Communications LLC	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	2/7/2024	907.8	712.6	702.2	0.34%
^Sarah Sibadan dba Sibadan Agency	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	1/27/2039	129.4	122.5	129.7	0.06%
^3Fmanagement LLC and ATC Fitness Cape Coral, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	1/24/2024	425.0	328.7	326.6	0.16%
^JDR Industries Inc dba CST-The Composites Store, JetCat USA	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	1/21/2024	140.3	108.5	108.2	0.05%
^Icore Enterprises Inc dba Air Flow Filters Inc	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	1/15/2024	21.8	16.8	17.1	0.01%
^Carl R. Bieber, Inc. dba Bieber Tourways/Bieber Transportation/Bieber	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2027	712.5	616.3	635.8	0.30%
^Nutmeg North Associates LLC Steeltech Building Products Inc	Construction of Buildings	Term Loan	Prime plus 2.75%	12/31/2038	897.8	868.1	909.1	0.43%
^CLU Amboy, LLC and Amboy Group, LLC dba Tommy Moloney's	Food Manufacturing	Term Loan	Prime plus 2.75%	12/27/2023	656.3	511.4	521.0	0.25%
^Shane M. Howell and Buck Hardware and Garden Center, LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/27/2038	322.5	304.7	318.7	0.15%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^KK International Trading Corporation	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/23/2028	190.0	165.0	169.4	0.08%
^Kurtis Sniezek dba Wolfe's Foreign Auto	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/20/2038	88.9	84.0	89.2	0.04%
^Mosley Auto Group LLC dba America's Automotive	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/20/2038	221.5	209.3	221.5	0.11%
^Lefont Theaters Inc.	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/19/2023	14.4	11.0	11.0	0.01%
^PLES Investements, LLC and John Redder, Pappy Sand & Gravel, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/19/2038	555.3	524.6	550.6	0.26%
^TAK Properties LLC and Kinderland Inc	Social Assistance	Term Loan	Prime plus 2.75%	12/18/2038	405.0	383.2	402.7	0.19%
^Any Garment Cleaner-East Brunswick, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/18/2023	53.8	41.4	41.9	0.02%
^TOL LLC dba Wild Birds Unlimited	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	12/13/2023	18.0	14.3	14.2	0.01%
^8 Minute Oil Change of Springfield Corporation and John Nino	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/12/2038	196.8	182.0	192.9	0.09%
^920 CHR Realty LLC V. Garofalo Carting Inc	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	12/10/2038	418.1	395.0	419.6	0.20%
^DKB Transport Corp	Truck Transportation	Term Loan	Prime plus 2.75%	12/5/2038	138.8	131.1	139.2	0.07%
^Firm Foundations Inc David S Gaitan Jr and Christopher K Daigle	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/3/2038	104.3	98.5	102.3	0.05%
^Spectrum Development LLC and Solvit Inc & Solvit North, Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/2/2023	387.3	296.6	296.7	0.14%
^BVIP Limousine Service LTD	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	11/27/2038	76.5	72.1	76.2	0.04%
^Eco-Green Reprocessing LLC and Denali Medical Concepts, LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	11/27/2023	67.2	51.0	50.4	0.02%
^Wallace Holdings LLC,GFA International Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.5%	11/25/2023	125.0	94.5	92.5	0.04%
^AcuCall LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/21/2023	15.8	11.9	11.6	0.01%
^Seven Peaks Mining Inc and Cornerstone Industrial Minerals Corporation	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	11/18/2038	1,250.0	1,175.6	1,218.3	0.58%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Kids in Motion of Springfield LLC dba The Little Gym of Springfield IL	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/18/2023	45.0	34.8	34.3	0.02%
^Yousef Khatib dba Y&M Enterprises	Wholesale Electronic Markets and Agents and Brokers	Term Loan	Prime plus 2.75%	11/15/2023	75.0	56.9	56.2	0.03%
^Howell Gun Works LLC	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	11/14/2023	8.3	6.4	6.2	—%
^Polpo Realty, LLC, Polpo Restaurant, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/6/2038	62.5	58.9	62.5	0.03%
^Twinsburg Hospitality Group LLC dba Comfort Suites	Accommodation	Term Loan	Prime plus 2.75%	10/31/2038	945.0	893.7	937.8	0.45%
^Mid-Land Sheet Metal Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/31/2038	137.5	129.6	136.9	0.07%
^Master CNC Inc & Master Properties LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2038	596.6	561.6	585.4	0.28%
^Janice B. McShan and The Metropolitan Day School, LLC	Social Assistance	Term Loan	Prime plus 2.75%	10/31/2023	42.8	33.1	33.7	0.02%
^1 North Restaurant Corp dba 1 North Steakhouse	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/31/2038	212.5	200.0	211.6	0.10%
^Meridian Hotels LLC dba Best Western Jonesboro	Accommodation	Term Loan	Prime plus 2.75%	10/29/2038	664.5	625.3	664.1	0.32%
^New Image Building Services Inc. dba New Image Repair Services	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/29/2023	331.3	248.9	247.0	0.12%
^Greenbrier Technical Services, Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/24/2023	240.1	164.4	167.5	0.08%
^Clairvoyant Realty Corp. and Napoli Marble & Granite Design, Ltd	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/24/2038	246.3	231.8	242.6	0.12%
^Kelly Auto Care LLC dba Shoreline Quick Lube and Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/18/2023	87.5	65.7	65.3	0.03%
^Cencon Properties LLC and Central Connecticut Warehousing Company	Warehousing and Storage	Term Loan	Prime plus 2.75%	9/30/2038	344.5	324.0	343.7	0.16%
^Onofrios Enterprises LLC Onofrios Fresh Cut, Inc	Food Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	312.5	294.6	310.8	0.15%
^Discount Wheel and Tire	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/30/2038	223.8	210.1	220.5	0.11%
^First Steps Real Estate Company, LLC and First Steps Preschool	Social Assistance	Term Loan	Prime plus 2.75%	9/30/2038	97.6	91.7	95.7	0.05%
^Lenoir Business Partners LLC LP Industries, Inc dba Childforms	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	322.7	308.0	324.4	0.16%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Top Properties LLC and LP Industries, Inc dba Childforms	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	120.0	114.3	121.4	0.06%
^Mitchellville Family Dentistry, Dr. Octavia Simkins-Wiseman DDS PC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/27/2038	335.1	314.6	331.2	0.16%
^Gabrielle Realty, LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	9/27/2038	757.6	711.3	746.0	0.36%
^Anthony C Dinoto and Susan S P Dinoto and Anthony C Dinoto Funeral Homes	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/26/2038	100.0	94.0	99.8	0.05%
^Eastside Soccer Dome, Inc .	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2038	463.8	435.4	462.1	0.22%
^Southeast Chicago Soccer, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2038	51.3	48.1	51.1	0.02%
^HJ & Edward Enterprises, LLC dba Sky Zone	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2023	262.5	201.7	203.3	0.10%
^Kiddie Steps 4 You Inc.	Social Assistance	Term Loan	Prime plus 2.75%	9/25/2038	89.3	85.6	89.5	0.04%
^Diamond Memorials Incorporated	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/25/2023	14.3	9.7	9.5	—%
^Serious-Fun in Alpharetta, LLC dba The Little Gym of Alpharetta	Educational Services	Term Loan	Prime plus 2.75%	9/20/2023	46.3	34.6	34.2	0.02%
^Faith Memorial Chapel LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/20/2038	268.4	252.8	266.1	0.13%
^Westville Seafood LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/19/2038	112.3	105.4	110.7	0.05%
^Maynard Enterprises Inc dba Fastsigns of Texarkana	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/18/2023	16.1	12.1	12.0	0.01%
^Grafio Inc dba Omega Learning Center-Acworth	Educational Services	Term Loan	Prime plus 2.75%	9/13/2023	156.3	123.3	122.2	0.06%
^Sound Manufacturing Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/12/2028	54.8	46.9	47.7	0.02%
^The Berlerro Group, LLC dba Sky Zone	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/12/2023	421.3	323.5	320.0	0.15%
^Prospect Kids Academy Inc	Educational Services	Term Loan	Prime plus 2.75%	9/11/2038	124.3	116.4	122.8	0.06%
^Alma J. and William R. Walton and Almas Child Day Care Center	Social Assistance	Term Loan	Prime plus 2.75%	9/11/2038	39.5	37.1	39.4	0.02%
^B for Brunette dba Blo	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/10/2023	53.4	40.3	39.5	0.02%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Schmaltz Holdings, LLC and Schmaltz Operations, LLC dba Companio	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/4/2038	224.2	208.8	219.1	0.10%
^Excel RP Inc	Machinery Manufacturing	Term Loan	Prime plus 2.75%	8/30/2023	130.3	96.0	97.5	0.05%
^IlOKA Inc dba Microtech Tel and NewCloud Networks	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/30/2023	687.5	506.6	504.2	0.24%
^ACI Northwest Inc.	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	8/30/2023	906.3	452.8	459.3	0.22%
^Spectrum Radio Fairmont, LLC	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	8/30/2023	187.5	164.3	167.0	0.08%
^Gulfport Academy Child Care and Learning Center, Inc.	Social Assistance	Term Loan	Prime plus 2.75%	8/30/2023	43.3	31.9	32.3	0.02%
^Ramard Inc and Advanced Health Sciences Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/28/2023	187.5	138.2	135.3	0.06%
^RM Hawkins LLC dba Pure Water Tech West and Robert M Hawkins	Nonstore Retailers	Term Loan	Prime plus 2.75%	8/26/2023	85.8	59.8	60.9	0.03%
^JSIL LLC dba Blackstones Hairdressing	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/16/2023	19.5	14.2	14.1	0.01%
^Island Nautical Enterprises, Inc. and Ingwall Holdings, LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	8/14/2038	445.0	326.6	341.3	0.16%
^Caribbean Concepts, Inc. dba Quick Bleach	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/12/2023	22.5	16.7	16.4	0.01%
^209 North 3rd Street, LLC, Yuster Insurance Group Inc	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/29/2038	83.9	78.5	82.7	0.04%
^Majestic Contracting Services, Inc. dba Majestic Electric and Majestic	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/26/2038	190.0	177.7	186.2	0.09%
^Daniel W and Erin H Gordon and Silver Lining Stables CT, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/24/2023	11.3	8.2	8.4	—%
^Angkor Restaurant Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/19/2038	93.0	87.1	92.1	0.04%
^Harbor Ventilation Inc and Estes Investment, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2038	92.1	22.4	23.7	0.01%
^Tri County Heating and Cooling Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2023	87.8	64.0	65.0	0.03%
^Morning Star Trucking LLC and Morning Star Equipment and Leasing LLC	Truck Transportation	Term Loan	Prime plus 2.75%	7/17/2023	53.8	39.2	38.4	0.02%
^Maxiflex LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/28/2023	153.5	110.5	112.9	0.05%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^GIA Realty LLC and VRAJ GIA LLC dba Lakeview Laundromat	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/28/2038	97.5	91.0	97.1	0.05%
^JRA Holdings LLC, Jasper County Cleaners Inc dba Superior Cleaner	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/28/2038	121.0	112.0	119.4	0.06%
^2161 Highway 6 Trail, LLC, R. H. Hummer JR., Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	6/19/2026	1,250.0	788.0	812.6	0.39%
^CBlakeslee Arpaia Chapman, Inc. dba Blakeslee Industrial Services	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	6/18/2028	875.0	737.8	765.6	0.37%
^KDP LLC and KDP Investment Advisors, Inc and KDP Asset Management, Inc	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/14/2023	343.8	248.2	249.4	0.12%
^Elite Structures Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/12/2038	932.8	847.9	904.0	0.43%
^Willowbrook Properties LLC, Grove Gardens Landscaping Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/5/2038	186.3	173.9	184.9	0.09%
^Absolute Desire LLC and Mark H. Szierer, Sophisticated Smile	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/5/2038	188.3	175.9	186.1	0.09%
^RKP Service dba Rainbow Carwash	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/31/2023	300.0	216.7	218.1	0.10%
^RXSB, Inc dba Medicine Shoppe	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	5/30/2023	186.3	133.3	133.7	0.06%
^Gregory P Jellenek OD and Associates PC dba Gregory P Jellenek OD	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/28/2023	63.5	45.3	45.8	0.02%
^Ryan D. Thornton and Thornton & Associates LLC	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	5/24/2023	68.8	37.3	37.4	0.02%
^PowerWash Plus, Inc. and CJR, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/30/2038	550.0	512.3	543.3	0.26%
^Peanut Butter & Co., Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	4/30/2023	100.0	70.3	70.6	0.03%
^Brothers International Desserts	Food Manufacturing	Term Loan	Prime plus 2.75%	4/26/2023	230.0	162.6	164.9	0.08%
^Kidrose, LLC dba Kidville Riverdale	Educational Services	Term Loan	Prime plus 2.75%	4/22/2023	78.8	56.3	56.9	0.03%
^Vernon & Stephanie Scott and Little Stars Day Care Center, Inc.	Educational Services	Term Loan	Prime plus 2.75%	4/18/2038	151.0	140.5	149.8	0.07%
^1258 Hartford TPKE, LLC and Phelps and Sons, Inc	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/29/2038	124.6	115.7	122.4	0.06%
^Capital Scrap Metal, LLC and Powerline Investment, LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/29/2038	500.0	441.7	470.7	0.23%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^MRM Supermarkets Inc dba Constantins Breads; Dallas Gourmet Breads;	Food Manufacturing	Term Loan	Prime plus 2.75%	3/29/2038	336.0	312.5	330.0	0.16%
^Neyra Industries, Inc. and Edward Neyra	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	3/27/2023	217.5	152.1	155.1	0.07%
^A & M Commerce, Inc. dba Cranberry Sunoco	Gasoline Stations	Term Loan	Prime plus 2.75%	3/27/2038	330.3	306.4	325.7	0.16%
^Xela Pack, Inc. and Aliseo and Catherine Gentile	Paper Manufacturing	Term Loan	Prime plus 2.75%	3/27/2028	271.8	225.8	234.1	0.11%
^American Diagnostic Imaging, Inc. dba St. Joseph Imaging Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/25/2038	537.5	499.0	528.7	0.25%
^Michael A.and HeatherR. Welsch dba Art & FrameEtc.	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/22/2038	67.5	62.7	66.6	0.03%
^M & H Pine Straw Inc and Harris L. Maloy	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/21/2023	288.8	201.8	205.1	0.10%
^Truth Technologies Inc dba Truth Technologies Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/21/2023	79.5	55.6	55.9	0.03%
^J. Kinderman & Sons Inc., dba BriteStar Inc.	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	12/31/2018	181.3	129.5	129.8	0.06%
^Stellar Environmental LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/18/2023	56.3	39.4	40.1	0.02%
^Sound Manufacturing, Inc. and Monster Power Equipment Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/15/2023	523.0	364.8	369.5	0.18%
^Golden Gate Lodging LLC	Accommodation	Term Loan	Prime plus 2.75%	3/12/2038	115.0	106.8	113.4	0.05%
^Bakhtar Group LLC dba Malmaison	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2023	103.8	72.4	72.6	0.03%
^River Club Golf Course Inc dba The River Club	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2038	475.2	440.2	467.2	0.22%
^Osceola River Mill, LLC(EPC) Ironman Machine, Inc.	Machinery Manufacturing	Term Loan	Prime plus 2.75%	2/20/2038	86.3	79.9	84.9	0.04%
^Java Warung, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/19/2038	51.0	47.3	50.3	0.02%
^Nancy & Karl Schmidt(EPC) Moments to Remember USA, LLC	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	2/15/2038	106.3	98.5	104.6	0.05%
^Orient Direct, Inc. dba Spracht, Celltek, ODI	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	2/12/2023	84.9	58.0	58.1	0.03%
^Knits R Us, Inc. dba NYC Sports	Textile Mills	Term Loan	Prime plus 2.75%	2/11/2038	125.0	116.0	123.6	0.06%
See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^North Country Transport, LLC	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	2/6/2023	15.0	10.4	10.6	0.01%
^MJD Investments, LLC dba The Community Day School	Social Assistance	Term Loan	Prime plus 2.75%	1/31/2038	258.3	238.9	253.2	0.12%
^Sherill Universal City dba Golden Corral	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/28/2038	440.5	409.0	433.7	0.21%
^Elegant Fireplace Mantels, Inc. dba Elegant Fireplace Mantels	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/31/2022	97.5	66.0	66.2	0.03%
^Macho LLC Madelaine Chocolate Novelties Inc dba The Madelai	Food Manufacturing	Term Loan	Prime plus 2.75%	12/31/2037	500.0	463.9	494.1	0.24%
^WI130, LLC & Lakeland Group, Inc dba Lakeland Electrical	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/31/2028	271.5	226.7	233.0	0.11%
^Babie Bunnie Enterprises Inc dba Triangle Mothercare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/28/2027	46.3	34.4	35.0	0.02%
^John Duffy Fuel Co., Inc.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/28/2022	513.8	348.0	354.7	0.17%
^Polpo Realty LLC & Polpo Restaurant LLC dba Polpo Restauran	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/27/2037	517.5	479.6	510.7	0.24%
^Martin L Hopp, MD PHD A Medical Corp dba Tower ENT	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2022	66.3	44.7	45.1	0.02%
^United Woodworking, Inc	Wood Product Manufacturing	Term Loan	6%	12/20/2022	17.3	11.7	11.9	0.01%
^Pioneer Window Holdings, Inc and Subsidiaries dba Pioneer Windows	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/20/2022	225.0	152.3	154.0	0.07%
^Ezzo Properties, LLC and Great Lakes Cleaning, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/20/2027	389.6	318.7	326.0	0.16%
^The Amendments Group LLC dba Brightstar	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/17/2022	22.5	15.2	15.5	0.01%
^Cheryle A Baptiste and Cheryle Baptiste DDS PLLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/30/2037	286.5	265.0	281.5	0.13%
^Aegis Creative Communications, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/30/2022	387.5	252.3	252.6	0.12%
^Daniel Gordon and Erin Gordon and Silver Lining Stables CT, LLC	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	11/28/2037	223.8	206.2	219.5	0.10%
^D&L Rescources, Inc. dba The UPS Store	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	11/27/2022	9.8	6.5	6.5	—%
^Richmond Hill Mini Market, LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/27/2037	185.3	170.7	181.3	0.09%
^DRV Enterprise, Inc. dba Cici's Pizza # 339	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/26/2022	65.0	40.5	41.3	0.02%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Clean Brothers Company Inc dba ServPro of North Washington County	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/21/2022	17.0	7.7	7.8	—%
^U & A Food and Fuel, Inc. dba Express Gas & Food Mart	Gasoline Stations	Term Loan	Prime plus 2.75%	11/21/2037	96.3	88.7	94.4	0.05%
^Pioneer Windows Manufacturing Corp, Pioneer Windows	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	11/21/2022	275.0	184.0	186.0	0.09%
^R & J Petroleum LLC Manar USA, Inc.	Gasoline Stations	Term Loan	Prime plus 2.75%	11/20/2037	180.0	165.8	176.3	0.08%
^St Judes Physical Therapy P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/19/2022	21.0	14.0	14.3	0.01%
^Hi-Def Imaging, Inc. dba SpeedPro Imaging	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/9/2022	22.2	14.9	15.0	0.01%
^Reidville Hydraulics Mfg Inc dba Summit	Machinery Manufacturing	Term Loan	Prime plus 2.75%	11/2/2037	265.9	245.2	258.7	0.12%
^Big Apple Entertainment Partners, LLC dba Ripley's Believe It or Not	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/26/2022	180.0	121.8	122.0	0.06%
^LA Diner Inc dba Loukas L A Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/28/2037	677.5	625.7	666.0	0.32%
^ATC Fitness LLC dba Around the Clock Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2022	180.0	120.7	122.5	0.06%
^University Park Retreat, LLC dba Massage Heights	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/27/2022	76.0	49.6	50.5	0.02%
^Forno Italiano Di Nonna Randazzo, LLC dba Nonna Randazzo's Bakery	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/26/2037	183.8	169.9	180.0	0.09%
^LaSalle Market and Deli EOK Inc and Rugen Realty LLC dba LaSalle Mark	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/21/2037	252.3	231.4	245.0	0.12%
^O'Rourkes Diner LLC dba O'Rourke's Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/19/2037	65.5	60.1	63.5	0.03%
^Michael J. Speeney & Joyce Speeney and R2 Tape, Inc.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/31/2037	367.5	336.4	358.1	0.17%
^AJK Enterprise LLC dba AJK Enterprise LLC	Truck Transportation	Term Loan	Prime plus 2.75%	8/27/2022	16.5	10.6	10.8	0.01%
^New Image Building Services, Inc. dba New Image Repair Services	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/23/2037	285.7	261.6	275.7	0.13%
^Suncoast Aluminum Furniture, Inc	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	8/17/2037	360.0	329.8	351.0	0.17%
^Hofgard & Co., Inc. dba HofgardBenefits	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/27/2022	107.3	68.3	69.3	0.03%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Georgia Safe Sidewalks LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/27/2022	15.0	9.4	9.5	—%
^Scoville Plumbing & Heating Inc and Thomas P. Scoville	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/25/2022	50.0	33.5	34.1	0.02%
^Central Tire, Inc. dba Cooper Tire & Auto Services	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/29/2037	288.5	262.8	280.1	0.13%
^WPI, LLC	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	6/29/2024	129.5	92.0	94.2	0.05%
^Havana Central (NY) 5, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/29/2022	1,166.8	766.6	780.9	0.37%
^Jenkins-Pavia Corporation dba Victory Lane Quick Oil Change	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/27/2037	69.8	63.5	67.8	0.03%
^KIND-ER-ZZ Inc dba Kidville	Educational Services	Term Loan	Prime plus 2.75%	6/15/2022	50.0	31.2	31.6	0.02%
^Graphish Studio, Inc. and Scott Fishoff	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/14/2022	20.3	12.7	12.9	0.01%
^ALF, LLC, Mulit-Service Eagle Tires	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	5/31/2037	62.9	57.2	61.1	0.03%
^Craig R Freehauf dba Lincoln Theatre	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	5/31/2022	47.9	22.0	22.4	0.01%
^Lefont Theaters, Inc.	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	5/30/2022	137.0	85.2	86.6	0.04%
^Christou Real Estate Holdings LLC dba Tops American Grill	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/17/2037	284.0	257.9	275.4	0.13%
^Tracey Vita-Morris dba Tracey Vita's School of Dance	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	5/10/2022	22.5	14.0	14.2	0.01%
^Bisson Transportation, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	5/7/2037	588.1	553.0	588.9	0.28%
^Bisson Moving & Storage Company Bisson Transportation Inc and BTG Real	Truck Transportation	Term Loan	Prime plus 2.75%	5/7/2022	528.8	350.0	356.3	0.17%
^Fair Deal Food Mart Inc dba Neighbors Market	Gasoline Stations	Term Loan	Prime plus 2.75%	5/3/2037	381.3	346.5	370.3	0.18%
^Tanner Optical, Inc. dba Murphy Eye Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/27/2022	8.3	5.0	5.1	—%
^Zane Filippone Co Inc dba Culligan Water Conditioning	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/12/2022	558.2	344.0	350.0	0.17%
^Indoor Playgrounds Limited Liability Company dba Kidville	Educational Services	Term Loan	Prime plus 2.75%	4/5/2022	19.5	8.4	8.6	—%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Brandywine Picnic Park, Inc. and B.Ross Capps & Linda Capps	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/30/2031	231.5	195.9	205.8	0.10%
^Access Staffing, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/30/2022	187.5	113.6	114.8	0.05%
^Willow Springs Golf Course, Inc. & JC Lindsey Family Limited Partners	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/29/2037	755.4	696.2	743.5	0.36%
^Manuel P. Barrera and Accura Electrical Contractor, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/23/2028	103.7	82.0	84.9	0.04%
^Shweiki Media, Inc. dba Study Breaks Magazine	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/22/2027	1,178.8	916.7	947.4	0.45%
^ATC Fitness, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2022	10.2	6.1	6.2	—%
^ATI Jet, Inc.	Air Transportation	Term Loan	Prime plus 2.75%	12/28/2026	852.8	643.1	664.9	0.32%
^J. Kinderman & Sons, Inc. dba Brite Star Manufacturing Company	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/22/2036	495.0	452.5	482.9	0.23%
^K's Salon, LLC d/b/a K's Salon	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/20/2021	73.6	42.8	43.2	0.02%
^15 Frederick Place LLC & Pioneer Windows Holdings Inc & Subs	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/16/2021	250.0	144.1	146.2	0.07%
^M & H Pinestraw, Inc. and Harris L. Maloy	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/15/2021	238.3	138.6	140.5	0.07%
^Taylor Transport, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	12/8/2021	515.5	219.2	223.1	0.11%
^Thomas P. Scoville dba Scoville Plumbing & Heating, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/16/2021	62.5	35.6	36.3	0.02%
^MRM Supermarkets, Inc. dba Constantin's Breads	Food Manufacturing	Term Loan	Prime plus 2.75%	11/10/2021	137.5	79.0	80.2	0.04%
^K9 Bytes, Inc & Epazz, Inc dba K9 Bytes, Inc	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	10/26/2021	58.8	34.4	34.8	0.02%
^28 Cornelia Street Properties, LLC and Zouk, Ltd.dba Palma	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/25/2021	22.5	12.5	12.7	0.01%
^PTK, Incorporated dba Night N Day 24 HR Convenience Store	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/30/2036	137.5	122.9	131.0	0.06%
^39581 Garfield, LLC and Tricounty Neurological Associates, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2036	28.5	25.3	26.9	0.01%
^39581 Garfield, LLC and Tri County Neurological Associates, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2036	83.3	74.3	79.1	0.04%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Robert E. Caves, Sr. and American Plank dba Caves Enterprises	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/30/2021	302.5	165.5	168.3	0.08%
^Big Apple Entertainment Partners, LLC dba Ripley's Believe it or Not	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2021	1,070.0	589.1	594.4	0.28%
^Polymer Sciences, Inc. dba Polymer Sciences, Inc.	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/28/2036	422.6	377.3	402.4	0.19%
^Equity National Capital LLC & Chadbourne Road Capital, LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	9/26/2021	62.5	34.8	35.2	0.02%
^Bryan Bantry Inc.	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/8/2021	400.0	148.1	149.4	0.07%
^SBR Technologies d/b/a Color Graphics	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/31/2021	806.2	433.9	441.2	0.21%
^Michael S. Decker & Janet Decker dba The Hen House Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/30/2036	16.4	14.7	15.6	0.01%
^Qycell Corporation	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	8/19/2021	187.5	97.1	98.2	0.05%
^Trademark Equipment Company Inc and David A. Daniel	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	8/19/2036	133.6	119.1	126.8	0.06%
^Valiev Ballet Academy, Inc	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	8/12/2036	91.5	37.8	40.3	0.02%
^A & A Auto Care, LLC dba A & A Auto Care, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/12/2036	101.0	90.1	96.0	0.05%
^LaHoBa, LLC dba Papa John's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/3/2036	77.5	68.6	73.2	0.04%
^Kelly Chon LLC dba Shi-Golf	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	7/29/2021	17.5	6.9	7.0	—%
^MTV Bowl, Inc. dba Legend Lanes	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/30/2036	248.5	223.0	237.7	0.11%
^Lavertue Properties LLP dba Lavertue Properties	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/29/2036	44.8	39.8	42.5	0.02%
^Lisle Lincoln II Limited Partnership dba Lisle Lanes LP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/29/2036	338.1	312.0	332.9	0.16%
^Pierce Developments, Inc. dba Southside Granite	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/13/2036	256.1	227.3	242.2	0.12%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Major Queens Body & Fender Corp	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/10/2021	28.6	15.2	15.4	0.01%
^J&K Fitness, LLC dba Physiques Womens Fitness Center	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/8/2036	449.3	407.6	434.9	0.21%
^Peanut Butter & Co., Inc. dba Peanut Butter & Co.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/3/2021	65.5	33.6	34.0	0.02%
^Demand Printing Solutions, Inc. and MLM Enterprises, LLC dba Demand	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/27/2021	16.5	8.6	8.7	—%
^Modern on the Mile, LLC dba Ligne Roset	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	5/25/2021	212.5	110.0	111.4	0.05%
^Music Mountain Water Company, LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	4/25/2036	138.1	121.4	129.6	0.06%
^Profile Performance, Inc. and Eidak Real Estate, L.L.C.	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/20/2036	127.5	112.6	120.2	0.06%
^Northwind Outdoor Recreation, Inc. dba Red Rock Wilderness Store	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/18/2036	129.5	116.5	124.4	0.06%
^Michael S. Korfe dba North Valley Auto Repair	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/24/2036	15.5	13.7	14.6	0.01%
^Actknowledge,Inc dba Actknowledge	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/21/2021	57.3	29.0	29.4	0.01%
^Food & Beverage Associates Of N.J. Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/11/2021	10.0	4.4	4.5	—%
^Key Products I&II, Inc. dba Dunkin' Donuts/Baskin-Robbins	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/10/2021	153.0	77.5	78.4	0.04%
^Stephen Frank, Patricia Frank and Suds Express LLC dba Frank Chiropra	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/25/2023	63.0	36.2	37.1	0.02%
^SuzyQue’s LLC dba Suzy Que’s	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/11/2036	61.0	53.8	57.4	0.03%
^Little People’s Village, LLC dba Little People’s Village	Social Assistance	Term Loan	Prime plus 2.75%	1/31/2036	31.1	27.3	29.1	0.01%
^Seagate Group Holdings, Inc. dba Seagate Logistics, Inc.	Support Activities for Transportation	Term Loan	Prime plus 2.75%	1/28/2036	113.4	99.4	106.1	0.05%
^Patrageous Enterprises, LLC dba Incredibly Edible Delites of Laurel	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/29/2020	7.6	3.5	3.5	—%
Dixie Transport, Inc. & Johnny D. Brown & Jimmy Brown & Maudain Brown	Support Activities for Transportation	Term Loan	5.25%	12/28/2035	145.9	137.4	146.2	0.07%
^Shree OM Lodging, LLC dba Royal Inn	Accommodation	Term Loan	Prime plus 2.75%	12/17/2035	27.7	24.2	25.8	0.01%
Groundworks Unlimited LLC	Specialty Trade Contractors	Term Loan	6%	12/17/2023	120.0	81.2	83.4	0.04%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Lodin Medical Imaging, LLC dba Watson Imaging Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/1/2020	66.4	30.7	31.1	0.01%
^Robert F. Schuler and Lori A. Schuler dba Bob’s Service Center	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/30/2035	34.0	29.7	31.6	0.02%
^Any Garment Cleaner-East Brunswick, Inc dba Any Garment Cleaner	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/18/2020	42.5	16.9	17.1	0.01%
^West Cobb Enterprises, Inc and Advanced Eye Associates, L.L.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/12/2035	148.7	129.9	138.3	0.07%
^Lincoln Park Physical Therapy	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/20/2020	43.5	19.9	20.2	0.01%
^K9 Bytes, Inc & Epazz, Inc	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	9/30/2020	18.5	8.7	8.8	—%
^Elan Realty, LLC and Albert Basse Asociates, Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	9/30/2035	228.2	198.3	211.3	0.10%
^Success Express,Inc. dba Success Express	Couriers and Messengers	Term Loan	Prime plus 2.75%	9/29/2020	91.8	41.1	41.4	0.02%
^Modern Manhattan, LLC	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	9/20/2020	204.0	92.5	93.5	0.04%
^Dirk's Trucking, L.L.C. dba Dirk's Trucking	Truck Transportation	Term Loan	Prime plus 2.75%	9/17/2020	17.7	7.9	8.0	—%
^Rudy & Louise Chavez dba Clyde's Auto and Furniture Upholstery	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/2/2035	50.1	43.4	46.3	0.02%
^Newsome Trucking Inc and Kevin Newsome	Truck Transportation	Term Loan	Prime plus 2.75%	9/2/2035	423.1	208.3	221.6	0.11%
^California College of Communications, Inc.	Educational Services	Term Loan	Prime plus 2.75%	11/2/2020	172.5	79.7	80.5	0.04%
^DDLK Investments LLC dba Smoothie King	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/30/2020	7.5	2.6	2.6	—%
^Planet Verte,LLC dba Audio Unlimited	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/20/2020	40.0	17.9	18.0	0.01%
^Members Only Software	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/30/2020	40.3	17.6	17.8	0.01%
^ActKnowledge,Inc dba ActKnowledge	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/30/2020	50.0	21.4	21.6	0.01%
^I-90 RV & Auto Supercenter	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/29/2035	74.9	64.6	68.9	0.03%
^WeaverVentures, Inc dba The UPS Store	Postal Service	Term Loan	Prime plus 2.75%	7/28/2020	23.8	10.3	10.5	0.01%
^CJ Park Inc. dba Kidville Midtown West	Educational Services	Term Loan	Prime plus 2.75%	6/25/2020	26.4	8.9	9.0	—%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Zouk, Ltd. dba Palma	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/25/2020	27.5	12.2	12.3	0.01%
^Tanner Optical Inc. dba Murphy Eye Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/22/2035	94.6	81.7	87.1	0.04%
^M & H Pine Straw, Inc.and Harris Maloy	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	7/10/2020	67.5	29.2	29.6	0.01%
^Excel RP, Inc., Kevin and Joann Foley	Machinery Manufacturing	Term Loan	Prime plus 2.75%	7/8/2028	50.0	37.9	39.6	0.02%
ValleyStar, Inc. dba BrightStar HealthCare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2020	0.6	2.6	2.6	—%
^ValleyStar, Inc. dba BrightStar Healthcare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2020	7.5	3.2	3.2	—%
^Diag, LLC dba Kidville	Educational Services	Term Loan	Prime plus 2.75%	6/21/2020	37.5	15.6	15.8	0.01%
^M & H Pine Straw, Inc and Harris L. Maloy	Support Activities for Agriculture and Forestry	Term Loan	6%	4/30/2020	183.3	59.4	60.2	0.03%
^New Economic Methods LLC dba Rita's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2020	24.8	0.7	0.7	—%
^Cocoa Beach Parasail Corp. dba Cocoa Beach Parasail	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/26/2020	6.3	2.5	2.6	—%
^Vortex Automotive LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/5/2035	76.6	65.8	70.1	0.03%
^ATC Fitness LLC dba Around the Clock Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2019	15.0	4.5	4.5	—%
^Lahoba,LLC dba Papa John's Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/30/2034	42.5	36.2	38.6	0.02%
^Music Mountain Water Company,LLC dba Music Mountain Water Co.	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	12/29/2019	185.4	69.1	69.9	0.03%
^Animal Intrusion Prevention Systems Holding Company, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/29/2024	126.5	29.0	29.9	0.01%
^David A. Nusblatt, D.M.D, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/11/2019	9.0	3.3	3.3	—%
^CMA Consulting dba Construction Management Associates	Construction of Buildings	Term Loan	Prime plus 2.75%	12/11/2019	58.5	19.5	19.7	0.01%
^KMC RE, LLC & B&B Kennels	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/19/2034	58.3	49.5	52.7	0.03%
^Demand Printing Solutions, Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	12/12/2019	10.0	3.6	3.7	—%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Planet Verte, LLC dba Audio Unlimited of Oceanside	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/28/2019	57.0	20.3	20.5	0.01%
^Demand Printing Solutions, Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	10/29/2034	147.5	124.9	132.9	0.06%
^Supreme Screw Products	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	4/17/2019	308.2	87.6	88.4	0.04%
^Gray Tree Service, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/18/2018	50.0	12.4	12.5	0.01%
^Envy Salon & Spa LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/4/2018	20.3	4.9	4.9	—%
^Gourmet to You, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2019	12.1	3.3	3.3	—%
^The Alba Financial Group, Inc.	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	6%	1/10/2019	22.5	12.1	12.2	0.01%
^Grapevine Professional Services, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/22/2019	8.2	2.0	2.0	—%
^Inflate World Corporation	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/30/2018	7.5	1.3	1.3	—%
^Peter Thomas Roth Labs LL	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/26/2018	425.0	93.3	93.9	0.04%
^Dream Envy, Ltd. dba Massage Envy	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/9/2018	88.0	20.6	20.7	0.01%
^CBA D&A Pope, LLC dba Christian Brothers Automotive	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/14/2018	144.9	28.8	28.9	0.01%
^Gilbert Chiropractic Clinic, Inc.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/7/2018	22.5	4.0	4.1	—%
^D & D's Divine Beauty School of Esther, LLC	Educational Services	Term Loan	6%	8/1/2031	57.7	51.3	54.1	0.03%
^Daniel S. Fitzpatrick dba Danny's Mobile Appearance Reconditioning Service	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/29/2018	9.4	1.6	1.6	—%
^Burks & Sons Development LLC dba Tropical Smoothie Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/22/2018	49.8	8.0	8.0	—%
Bliss Coffee and Wine Bar, LLC	Food Services and Drinking Places	Term Loan	6%	3/19/2018	87.5	69.9	70.2	0.03%
^Zog Inc.	Other Information Services	Term Loan	6%	3/17/2018	97.5	62.1	62.3	0.03%
^Saan M.Saelee dba Saelee's Delivery Service	Truck Transportation	Term Loan	Prime plus 2.75%	3/12/2018	9.8	1.6	1.6	—%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Integrity Sports Group, LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	6%	3/6/2018	75.0	31.7	31.8	0.02%
^Enewhere Custom Canvas, LLC	Textile Product Mills	Term Loan	Prime plus 2.75%	2/15/2018	12.0	1.9	1.9	—%
^A & A Acquisition, Inc. dba A & A International	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	2/15/2018	100.0	14.8	14.9	0.01%
^All American Printing	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	10/26/2032	69.8	37.6	39.8	0.02%
^Seo's Paradise Cleaners, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/19/2018	9.8	0.6	0.6	—%
^Margab, Inc. dba Smoothie King	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/28/2017	44.0	5.7	5.7	—%
^RCB Enterprises, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/18/2017	21.2	3.4	3.4	—%
^Timothy S. Strange dba Strange's Mobile Apperance Reconditioning Service	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/17/2017	8.4	0.8	0.8	—%
^Parties By Pat, Inc. and Jose M. Martinez Jr.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/11/2017	93.1	11.8	11.8	0.01%
^Tammy's Bakery, Inc. dba Tammy's Bakery	Food Manufacturing	Term Loan	Prime plus 2.75%	12/10/2017	71.8	9.9	10.0	—%
^Maria C. Sathre and David N. Sathre dba Black Forest Liquor Store	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/28/2017	18.6	2.2	2.2	—%
^MJ Mortgage & Tax Services, Inc.	Credit Intermediation and Related Activities	Term Loan	Prime plus 2.75%	11/14/2017	6.9	0.4	0.4	—%
^Kings Laundry,LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/30/2017	64.5	7.1	7.1	—%
^Quality Engraving Services Inc. and Ian M. Schnaitman	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	10/17/2017	15.0	1.7	1.7	—%
^Louis B. Smith dba LAQ Funeral Coach	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/15/2017	12.6	1.2	1.2	—%
^1911 East Main Street Holdings, Corp	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2032	15.8	12.3	13.1	0.01%
^Metano IBC Services, Inc. and Stone Brook Leasing, LLC	Rental and Leasing Services	Term Loan	Prime plus 2.75%	8/17/2017	315.0	25.2	25.3	0.01%
^Mala Iyer, MD dba Child and Family Wellness Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/11/2017	50.0	4.8	4.9	—%
^Twietmeyer Dentistry PA	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/30/2017	148.9	9.9	9.9	—%
^Water Works Laundromat, LLC	Personal and Laundry Services	Term Loan	Prime plus 2.25%	9/7/2027	267.3	184.0	187.1	0.09%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Dave Kris, and MDK Ram Corp.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/5/2026	221.0	32.3	33.4	0.02%
^No Thirst Software LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/26/2017	6.8	0.2	0.2	—%
^CCIPTA, LLC	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	1/17/2017	47.0	0.2	0.2	—%
^Gill Express Inc. dba American Eagle Truck Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	1/5/2027	286.9	187.3	194.8	0.09%
^Spain Street LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/29/2017	63.0	0.9	0.9	—%
^Kyoshi Enterprises, LLC	Educational Services	Term Loan	Prime plus 2.75%	12/29/2016	22.5	—	—	—%
^Nora A. Palma and Julio O Villcas	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/27/2017	56.3	0.1	0.1	—%
^Smooth Grounds, Inc.	Food Services and Drinking Places	Term Loan	7.75%	12/31/2018	64.5	30.6	30.8	0.01%
^Fran-Car Corporation dba Horizon Landscape Management	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/3/2028	407.8	161.0	168.0	0.08%
^Head To Toe Personalized Pampering, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/27/2031	52.0	9.0	9.5	—%
^Maxwell Place, LLC	Nursing and Residential Care Facilities	Term Loan	6.5%	12/31/2018	1,076.8	772.5	779.2	0.37%
^Christopher F. Bohon & Pamela D. Bohon	Social Assistance	Term Loan	Prime plus 2.75%	10/28/2026	14.2	3.2	3.4	—%
^Shree Om Lodging, LLC dba Royal Inn	Accommodation	Term Loan	Prime plus 2.75%	5/2/2030	333.3	64.1	67.4	0.03%
^Pedzik's Pets, LLC	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	3/31/2030	53.5	9.0	9.4	—%
^Nancy Carapelluci & A & M Seasonal Corner Inc.	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/1/2025	106.9	14.5	15.0	0.01%
^Moonlight Multi Media Production, Inc.	Other Information Services	Term Loan	5.3%	2/1/2025	19.7	3.3	3.4	—%
David M. Goens dba Superior Auto Paint & Body, Inc.	Repair and Maintenance	Term Loan	6%	8/26/2024	250.0	17.5	18.1	0.01%
^McCallister Venture Group, LLC and Maw's Vittles, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/30/2029	75.0	11.6	12.1	0.01%
^Computer Renaissance dba Dante IT Services, Inc.	Electronics and Appliance Stores	Term Loan	Prime plus 3.75%	3/1/2018	100.0	1.6	1.6	—%
^Chong Hun Im dba Kim's Market	Food and Beverage Stores	Term Loan	Prime plus 2.5%	2/27/2024	80.0	9.5	9.7	—%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Whirlwind Car Wash, Inc.	Repair and Maintenance	Term Loan	Prime plus 2%	4/9/2029	333.3	65.5	65.8	0.03%
^West Experience,Inc/West Mountain Equipment Rental,Inc/Ski West Lodge	Amusement, Gambling, and Recreation Industries	Term Loan	6%	6/5/2026	1,333.0	863.5	895.8	0.43%
^Center-Mark Car Wash, Ltd	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/18/2024	221.3	27.9	28.7	0.01%
^Shuttle Car Wash, Inc. dba Shuttle Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.25%	11/10/2028	109.8	17.2	17.5	0.01%
^Min Hui Lin	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/30/2028	134.3	17.5	18.2	0.01%
^Delta Partners, LLC dba Delta Carwash	Repair and Maintenance	Term Loan	Prime plus 2.5%	4/5/2029	280.9	42.5	44.0	0.02%
^Auto Sales, Inc.	Motor Vehicle and Parts Dealers	Term Loan	6%	8/17/2023	75.0	7.8	8.0	—%
^B & J Manufacturing Corporation and Benson Realty Trust	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2%	3/30/2021	250.0	18.8	18.8	0.01%
^RAB Services, Inc. & Professional Floor Installations	Specialty Trade Contractors	Term Loan	Prime plus 2.5%	1/31/2023	62.5	7.0	7.1	—%
^Ralph Werner dba Werner Transmissions	Gasoline Stations	Term Loan	Prime plus 2.75%	12/29/2021	26.6	2.3	2.4	—%
^Taste of Inverness, Inc. dba China Garden	Food Services and Drinking Places	Term Loan	Prime plus 2%	6/29/2025	73.8	8.8	8.8	—%
^M. Krishna, Inc. dba Super 8 Motel	Accommodation	Term Loan	Prime plus 2%	3/20/2025	250.0	9.4	9.5	—%
^Robin C. & Charles E. Taylor & Brigantine Aquatic Center LLC	Amusement, Gambling, and Recreation Industries	Term Loan	6%	9/14/2023	185.8	31.5	32.3	0.02%
^OrthoQuest, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2%	3/12/2022	56.8	4.3	4.3	—%
^CPN Motel, L.L.C. dba American Motor Lodge	Accommodation	Term Loan	Prime plus 2.25%	4/30/2024	379.0	30.8	31.1	0.01%
^Track Side Collision & Tire, Inc.	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/16/2025	44.8	4.9	5.0	—%
^Duttakrupa, LLC dba Birmingham Motor Court	Accommodation	Term Loan	Prime plus 2.25%	9/8/2023	98.8	12.2	12.3	0.01%
^Deesha Corporation, Inc. dba Best Inn & Suites	Accommodation	Term Loan	Prime plus 2.25%	2/14/2025	250.0	27.4	27.8	0.01%
^Maruti, Inc	Accommodation	Term Loan	Prime plus 2.25%	11/25/2024	220.0	25.4	25.7	0.01%
Willington Hills Equestrian Center LLC	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	10/19/2022	85.0	12.8	13.1	0.01%
^LABH, Inc.	Accommodation	Term Loan	Prime plus 2.25%	9/27/2024	555.0	40.8	41.3	0.02%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Randall D. & Patricia D. Casaburi dba Pat's Pizzazz	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	3/13/2023	68.8	7.0	7.2	—%
^Gain Laxmi, Inc. dba Super 8 Motel	Accommodation	Term Loan	Prime plus 2.25%	5/31/2023	202.5	20.0	20.2	0.01%
^Naseeb Corporation	Accommodation	Term Loan	Prime plus 2.25%	3/31/2024	402.5	29.8	30.2	0.01%
^Stillwell Ave Prep School	Social Assistance	Term Loan	Prime plus 2.75%	1/14/2023	72.0	6.4	6.5	—%
^Karis, Inc.	Accommodation	Term Loan	Prime plus 2%	12/22/2023	148.8	13.4	13.4	0.01%
^Five Corners, Ltd.	Gasoline Stations	Term Loan	Prime plus 2.75%	12/11/2019	85.0	4.7	4.8	—%
^Alyssa Corp dba Knights Inn	Accommodation	Term Loan	Prime plus 2.25%	9/30/2023	350.0	42.0	42.4	0.02%
^Bhailal Patel dba New Falls Motel	Accommodation	Term Loan	Prime plus 2.75%	3/27/2023	100.0	3.7	3.8	—%
^Pegasus Automotive, Inc.	Gasoline Stations	Term Loan	Prime plus 2.75%	12/23/2022	112.5	10.9	11.2	0.01%
^Delyannis Iron Works	Fabricated Metal Product Manufacturing	Term Loan	6%	12/8/2022	16.0	1.0	1.1	—%
^P. Agrino, Inc. dba Andover Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/18/2021	150.0	8.9	9.1	—%
^Golden Elevator Co., Inc.	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	1/31/2022	50.0	0.4	0.4	—%
^RJS Service Corporation	Gasoline Stations	Term Loan	Prime plus 2.75%	8/20/2021	79.0	6.2	6.3	—%
Chez Rurene Bakery	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/20/2017	150.0	9.2	9.2	—%
Total Performing SBA Unguaranteed Investments					$235,664.6	$204,850.6	$202,886.6	97.03%

Non-Performing SBA Unguaranteed Investments (3)
^200 North 8th Street Associates LLC and Enchanted Acres Fa	Food Manufacturing	Term Loan	Prime plus 2.75%	5/4/2028	$468.8	$469.3	$441.3	0.21%
^214 North Franklin, LLC and Winter Ventures, Inc.	Nonstore Retailers	Term Loan	6%	11/29/2037	81.7	81.7	29.7	0.01%
^A + Quality Home Health Care, Inc.	Ambulatory Health Care Services	Term Loan	6%	8/1/2016	1.3	1.3	1.2	—%
Almeria Marketing 1, Inc.	Personal and Laundry Services	Term Loan	7.75%	10/15/2015	4.3	4.3	0.6	—%
^Al-Mustafa Enterprise, Inc. and Al-Mustafa Enterprise Inc	Motor Vehicle and Parts Dealers	Term Loan	6.25%	9/18/2040	129.3	129.5	109.0	0.05%
See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^AUM Estates, LLC and Sculpted Figures Plastic Surgery Inc.	Ambulatory Health Care Services	Term Loan	6%	3/14/2038	305.3	305.7	28.8	0.01%
AWA Fabrication & Construction, L.L.C.	Fabricated Metal Product Manufacturing	Term Loan	6%	4/30/2025	34.7	34.8	19.4	0.01%
^B&B Fitness and Barbell, Inc. dba Elevations Health Club	Amusement, Gambling, and Recreation Industries	Term Loan	6%	6/22/2035	206.4	206.7	201.6	0.10%
Baker Sales, Inc. d/b/a Baker Sales, Inc.	Nonstore Retailers	Term Loan	6%	3/29/2036	177.0	177.4	80.2	0.04%
^Fieldstone Quick Stop LLC(OC) Barber Investments LLC (EPC) Thadius M B	Gasoline Stations	Term Loan	6%	9/30/2038	646.4	648.0	327.6	0.16%
^Barber Investments LLC and Fieldstone Quickstop LLC and Maine Dollar D	Gasoline Stations	Term Loan	Prime plus 2.75%	8/15/2039	146.0	146.3	—	—%
Bwms Management, LLC	Food Services and Drinking Places	Term Loan	0%	3/1/2018	5.1	5.1	4.9	—%
^Chickamauga Properties, Inc., MSW Enterprises, LLP	Amusement, Gambling, and Recreation Industries	Term Loan	6.25%	12/22/2035	59.0	59.0	56.4	0.03%
^Chickamauga Properties, Inc. and MSW Enterprises, LLP	Amusement, Gambling, and Recreation Industries	Term Loan	6.25%	10/19/2022	43.4	43.5	—	—%
^Custom Software, Inc. a Colorado Corporation dba M-33 Access	Professional, Scientific, and Technical Services	Term Loan	6.25%	6/17/2021	285.5	286.2	43.1	0.02%
^Custom Software, Inc. a Colorado Corporation dba M-33 Access	Broadcasting (except Internet)	Term Loan	6.25%	4/30/2022	94.1	94.3	—	—%
^Danjam Enterprises, LLC dba Ariel Dental Care	Ambulatory Health Care Services	Term Loan	6%	3/31/2035	172.8	173.0	158.3	0.08%
^Danjam Enterprises, LLC dba Ariel Dental Care	Ambulatory Health Care Services	Term Loan	6%	3/29/2023	64.7	64.8	58.6	0.03%
^DC Realty, LLC dba FOGO Data Centers	Professional, Scientific, and Technical Services	Term Loan	6%	3/23/2037	2,646.6	2,673.3	2,609.4	1.25%
^DC Realty, LLC dba FOGO Data Centers	Professional, Scientific, and Technical Services	Term Loan	6.25%	3/23/2022	178.9	179.3	169.4	0.08%
^Dean 1021 LLC dba Pure Pita	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/29/2025	63.9	64.0	49.6	0.02%
^Dill Street Bar and Grill Inc and WO Entertainment, Inc	Food Services and Drinking Places	Term Loan	6%	9/27/2027	78.2	78.4	1.2	—%
Dr. Francis E. Anders, DVM	Professional, Scientific, and Technical Services	Term Loan	6%	8/9/2015	1.6	1.6	1.5	—%
^Europlast Ltd	Plastics and Rubber Products Manufacturing	Term Loan	6%	9/26/2022	316.1	316.9	36.5	0.02%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Europlast Ltd	Plastics and Rubber Products Manufacturing	Term Loan	6%	5/31/2023	155.2	155.6	114.8	0.05%
^Event Mecca LLC	Other Information Services	Term Loan	6%	4/10/2023	12.6	12.6	9.4	—%
^EZ Towing, Inc.	Support Activities for Transportation	Term Loan	6%	1/31/2023	123.2	123.5	107.1	0.05%
^Gator Communications Group LLC dba Harvard Printing Group	Printing and Related Support Activities	Term Loan	6.25%	3/30/2022	232.9	233.5	22.7	0.01%
^Gator Communications Group LLC dba Harvard Printing Group	Printing and Related Support Activities	Term Loan	6.25%	4/25/2022	157.4	157.8	—	—%
^Gator Communications Group, LLC dba Harvard Printing Group	Printing and Related Support Activities	Term Loan	6.25%	3/27/2023	13.3	13.3	—	—%
^Grand Manor Realty, Inc. & Kevin LaRoe	Real Estate	Term Loan	6%	2/20/2023	18.9	19.0	17.8	0.01%
Guzman Group,LLC	Rental and Leasing Services	Term Loan	6%	1/30/2016	189.7	190.2	154.5	0.07%
^Hamer Road Auto Salvage, LLC and Scott T. Cook and Nikki J. Cook	Motor Vehicle and Parts Dealers	Term Loan	6%	8/8/2039	176.7	177.1	156.6	0.07%
Harrelson Materials Management,Inc	Waste Management and Remediation Services	Term Loan	6%	6/24/2021	464.2	465.4	36.4	0.02%
^Hartford Cardiology Group LLC and Ideal Nutrition of Connecticut LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/30/2026	478.9	480.1	127.1	0.06%
^Home Again Restaurant LLC	Food Services and Drinking Places	Term Loan	6.25%	6/30/2040	58.7	58.8	52.9	0.03%
^J Olson Enterprises LLC and Olson Trucking Direct, Inc.	Truck Transportation	Term Loan	6%	6/28/2025	647.5	649.1	226.8	0.11%
^J&M Concessions, Inc.dba A-1 Liquors	Food and Beverage Stores	Term Loan	6.25%	3/3/2039	130.2	130.6	91.9	0.04%
^J&M Concessions Inc dba A 1 Liquors	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/27/2025	79.8	80.0	11.7	0.01%
Jenny's Wunderland, Inc.	Social Assistance	Term Loan	6%	6/29/2036	149.7	150.1	52.2	0.02%
^Karykion, Corporation dba Karykion Corporation	Professional, Scientific, and Technical Services	Term Loan	6%	6/28/2022	144.4	144.8	140.4	0.07%
^Kantz LLC and Kantz Auto LLC dba Kantz's Hometown Auto	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/29/2039	63.4	63.5	57.2	0.03%
Krishna of Orangeburg, Inc.	Accommodation	Term Loan	6%	2/20/2032	10.3	10.3	5.6	—%
^Kup's Auto Spa Inc	Repair and Maintenance	Term Loan	6.25%	11/15/2038	373.2	374.1	351.8	0.17%
Kup’s Auto Spa, Inc.	Repair and Maintenance	Term Loan	6.25%	10/23/2025	59.1	59.3	55.7	0.03%
^Las Torres Development LLC dba Houston Event Centers	Real Estate	Term Loan	6%	8/27/2028	51.0	51.0	4.0	—%
^M and C Renovations Inc	Construction of Buildings	Term Loan	Prime plus 2.75%	10/31/2024	15.9	16.0	12.1	0.01%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Matchless Transportation LLC dba First Class Limo	Transit and Ground Passenger Transportation	Term Loan	6.25%	8/3/2022	126.4	126.7	17.5	0.01%
^Milliken and Milliken, Inc. dba Milliken Wholesale Distribution	Merchant Wholesalers, Durable Goods	Term Loan	6%	6/10/2036	152.8	152.9	140.3	0.07%
^Mojo Brands Media, LLC	Broadcasting (except Internet)	Term Loan	6%	8/28/2023	723.1	725.0	486.9	0.23%
Morris Glass and Construction	Specialty Trade Contractors	Term Loan	6%	3/7/2021	44.8	44.8	3.0	—%
^New Paltz Dental Care, PLLC dba Ariel Dental Care	Ambulatory Health Care Services	Term Loan	6%	6/19/2025	97.3	97.5	88.4	0.04%
Our Two Daughters L.L.C. dba Washington's Restaurant	Food Services and Drinking Places	Term Loan	6%	6/18/2026	169.8	170.3	22.7	0.01%
^E & I Holdings, LP & PA Farm Products, LLC	Food Manufacturing	Term Loan	6%	4/30/2030	1,227.7	1,230.8	436.4	0.21%
^NB & T Services, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/27/2026	36.5	36.6	—	—%
Professional Systems, LLC and Professional Cleaning	Administrative and Support Services	Term Loan	6%	7/30/2020	132.0	132.1	7.2	—%
^Route 130 SCPI Holdings LLC (EPC) Route 130 SCPI Operations LLC (OC) d	Food Services and Drinking Places	Term Loan	6.25%	9/30/2039	535.1	536.4	368.5	0.18%
^Seven Stars Enterprises, Inc. dba Atlanta Bread Company	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2018	18.8	18.8	18.5	0.01%
Sheikh M Tariq dba Selbyville Foodrite	Gasoline Stations	Term Loan	6%	3/13/2023	21.2	21.2	—	—%
^Shivsakti, LLC dba Knights Inn	Accommodation	Term Loan	6.25%	12/20/2032	69.7	69.9	62.9	0.03%
^STK Ventures Inc dba JP Dock Service & Supply	Specialty Trade Contractors	Term Loan	6%	5/9/2037	31.6	31.6	2.3	—%
Stormwise South Florida dba Stormwise Shutters	Specialty Trade Contractors	Term Loan	6%	11/7/2036	403.1	404.1	324.8	0.16%
Stormwise South Florida dba Stormwise Shutters	Specialty Trade Contractors	Term Loan	6%	8/26/2024	201.1	201.6	—	—%
Tequila Beaches, LLC dba Fresco Restaurant	Food Services and Drinking Places	Term Loan	6%	9/16/2021	0.2	0.2	0.2	—%
^The Conibear Corporation and Conibear Trucking, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	12/5/2024	7.9	7.9	0.9	—%
The Lucky Coyote, LLC	Miscellaneous Manufacturing	Term Loan	6%	5/8/2017	6.2	6.2	2.3	—%
^Will Zac Management LLC dba Papa John's	Food Services and Drinking Places	Term Loan	6.25%	12/19/2024	42.4	42.5	41.3	0.02%
^Winter Ventures Inc and 214 N Franklin LLC	Nonstore Retailers	Term Loan	6%	4/29/2024	56.5	56.6	—	—%
^Winter Ventures Inc dba Qualitybargainbooks and Qualitybargainmall	Nonstore Retailers	Term Loan	6%	12/23/2024	149.1	149.3	—	—%
^Winter Ventures Inc dba Qualitybargainbooks and Qualitybargainmall	Nonstore Retailers	Term Loan	6%	4/3/2029	134.4	134.5	—	—%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Wired LLC and Moulison North Corporation	Specialty Trade Contractors	Term Loan	6.25%	6/30/2024	325.2	326.0	306.6	0.15%
^Wired LLC and Moulison North Corporation	Specialty Trade Contractors	Term Loan	6.25%	7/3/2024	137.9	138.3	13.8	0.01%
Woody's Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	1/12/2026	11.7	11.7	3.1	—%
Total Non-Performing SBA Unguaranteed Investments					$14,879.8	$14,933.6	$8,584.6	4.11%

Total SBA Unguaranteed Investments					$250,544.4	$219,784.2	$211,471.2	101.14%

Performing SBA Guaranteed Investments (4)
HMG Strategy, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/14/2026	200.0	150.0	165.9	0.08%
Techni-Pro Institute LLC	Educational Services	Term Loan	Prime plus 2.75%	12/15/2026	760.0	570.0	630.6	0.30%
Sempco, Inc.	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/15/2041	168.0	126.0	142.3	0.07%
Means Enterprises LLC dba FastFrame Frisco	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/16/2026	150.0	127.5	141.1	0.07%
New Image Building Services, Inc.dba The Maids Servicing Oakland &Maco	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/21/2026	175.0	131.3	145.2	0.07%
Jacliff Investments Inc. dba International health Technologies	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	12/23/2026	500.0	375.0	414.9	0.20%
Joshua L. Baker	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	12/23/2026	105.0	89.3	98.7	0.05%
Sand Hill Associates, Ltd. dba Charlie O's Tavern on the Point	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/27/2041	1,679.5	1,259.6	1,420.2	0.68%
Fort Smith Wings Inc. dba Wing Stop	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/28/2026	130.0	110.5	122.2	0.06%
Elite Structures Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/27/2029	900.0	675.0	754.3	0.36%
Angelo Faia dba AVF Construction	Construction of Buildings	Term Loan	Prime plus 2.75%	5/27/2041	394.9	296.1	334.3	0.16%
Franklin Firm LLC dba Luv 2 Play	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/15/2041	691.5	518.7	585.4	0.28%
Shooting Sports Academy LLC and Jetaa LLC dba Shooting Sports Academy	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/23/2041	1,500.0	1,125.0	1,268.4	0.61%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Worldwide Estate, Inc. dba Washington Heights Manor	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	10/21/2041	900.0	467.3	527.7	0.25%
Bear Creek Entertainment LLC dba The Woods at Bear Creek	Accommodation	Term Loan	Prime plus 2.75%	8/12/2041	1,750.0	837.3	944.0	0.45%
Nevey's LLC dba Stark Food III	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/30/2041	1,175.5	739.7	833.0	0.40%
Sambella Holdings, LLC and Strike Zone Entertainment Center LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/24/2041	2,000.0	1,099.4	1,240.3	0.59%
Middlesex Auto Sales Corp	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/31/2041	500.0	142.5	160.9	0.08%
131 Miles LLC and Ohm Shubh Laxmi, LLC. dba Mr Hero	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/3/2041	510.1	107.5	121.1	0.06%
Surgarloaf Concepts LLC dba Fat Biscuit	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/8/2026	675.0	287.6	317.9	0.15%
MIK LLC dba Firehouse Subs	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/9/2026	800.0	490.0	542.1	0.26%
Roast Beef Levittown LLC dba Arby's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/13/2026	1,860.0	163.7	180.8	0.09%
Imaginarium Foods LLC,	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2042	1,506.9	373.3	421.0	0.20%
Total SBA Guaranteed Performing Investments					$19,031.4	$10,262.3	$11,512.3	5.51%

Total SBA Unguaranteed and Guaranteed Investments					$269,575.8	$230,046.5	$222,983.5	106.64%

Controlled Investments (5)
Advanced Cyber Security Systems, LLC (6) (16)	Data processing, hosting and related services.	50% Membership Interest	—%	—	—	—	—	—%
		Term Loan	3%	December 2014	1,120.0	381.0	—	—%
*Automated Merchant Services, Inc. (7) (16)	Data processing, hosting and related services.	100% Common Stock	—%	—	—	—	—	—%
CDS Business Services, Inc. (8)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Common Stock	—%	—	—	4,428.0	750.0	0.36%
		Line of Credit	Prime Plus 2.5%	August 2018	2,690.0	2,690.0	2,690.0	1.29%
CrystalTech Web Hosting, Inc. (11)	Data processing, hosting and related services.	100% Common Stock	—%	—	—	8,434.0	20,109.0	9.62%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
*Fortress Data Management, LLC (16)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	—	—	—%
Newtek Insurance Agency, LLC (13) (16)	Insurance Carriers and Related Activities	100% Membership Interests	—%	—	—	—	2,500.0	1.20%
PMTWorks Payroll, LLC (9)	Data processing, hosting and related services.	100% Membership Interests	—%	—	—	725.1	860.0	0.41%
		Term Loan	10%-12%	Various maturities through May 2018	1,685.0	1,685.0	1,185.0	0.57%
Secure CyberGateway Services, LLC (10) (16)	Data processing, hosting and related services.	66.7% Membership Interests	—%	—	—	—	—	—%
		Term Loan	7%	June 2017	2,400.0	300.0	—	—%
Small Business Lending, LLC. (12) (16)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	—	3,300.0	1.58%
Titanium Asset Management LLC (15) (16)	Administrative and Support Services	100% Membership Interest	—%	—	—	—	—	—%
		Term Loan	3%	July 2017	2,200.0	660.4	508.1	0.24%
ADR Partners, LLC dba banc-serv Partners, LLC (12)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	5,260.3	5,400.0	2.58%
*Summit Systems and Designs, LLC (14) (16)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	—	—	—%
Premier Payments LLC (11)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	16,438.0	21,000.0	10.04%
Universal Processing Services of Wisconsin, LLC (11) (16)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	—	63,000.0	30.13%
Total Controlled Investments					$10,095.0	$41,001.8	$121,302.1	58.01%

Non-control/Non-affiliate Investments
Excel WebSolutions, LLC	Data processing, hosting and related services.	Term Loan	10%	September 2018	$1,020.2	$903.5	$903.5	0.43%
		Warrants	—%	—	—	—	—	—%
					$1,020.2	$903.5	$903.5	0.43%

Investments in Money Market Funds
UBS Select Treasury Institutional Fund - 0.29% yield					$9.6	$9.6	$9.6	—%
Peapack Gladstone High Yield IMMA - 0.30% yield					25.8	25.8	25.8	0.01%

See accompanying notes to unaudited condensed consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2016 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Total Money Market Funds					$35.4	$35.4	$35.4	0.02%

Total Investments					$280,726.4	$271,987.2	$345,224.5	165.10%

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
(11) 100% owned by Newtek Business Services Holdco 1, Inc. (a subsidiary of Newtek Business Services Corp.).
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
The following wholly-owned subsidiaries are consolidated in the financial statements of the Company:

•	Newtek Small Business Finance, LLC

•	Newtek Asset Backed Securities, LLC

•	The Whitestone Group, LLC

•	Wilshire Colorado Partners, LLC

•	Wilshire DC Partners, LLC

•	Wilshire Holdings I, Inc.

•	Wilshire Louisiana Bidco, LLC

•	Wilshire Louisiana Partners II, LLC

•	Wilshire Louisiana Partners III, LLC

•	Wilshire Louisiana Partners IV, LLC

•	Wilshire New York Advisers II, LLC

•	Wilshire New York Partners III, LLC

•	Wilshire New York Partners IV, LLC

•	Wilshire New York Partners V, LLC

•	Wilshire Partners, LLC

•	CCC Real Estate Holdings, LLC

•	Banc-Serv Acquisition, Inc.

•	Exponential Business Development Co., Inc.

•	Newtek LSP Holdco, LLC

•	Newtek Business Services Holdco 1, Inc.

•	Newtek Business Services Holdco 2, Inc.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Invested cash is held exclusively at financial institutions of high credit quality. The Company invests cash not held in interest free checking accounts or bank money market accounts mainly in U.S. Treasury only money market instruments or funds and other investment-grade securities. As of June 30, 2017, cash deposits in excess of insured amounts totaled approximately $12,013,000. The Company has not experienced any losses with respect to cash balances in excess of insured amounts and management does not believe there was a significant concentration of risk with respect to cash balances as of June 30, 2017.
Restricted Cash

Restricted cash includes amounts due on Small Business Administration (“SBA”) loan-related remittances to third parties, cash reserves established as part of a voluntary agreement with the SBA, and cash reserves associated with securitization transactions. As of June 30, 2017, total restricted cash was $23,594,000.

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

The Company has elected to be treated as a RIC under the Code beginning with the 2015 tax year and operates in a manner so as to continue to qualify for the tax treatment applicable to RICs. The RIC tax return includes Newtek Business Services Corp. and Newtek Small Business Finance, LLC (“NSBF”), a single member LLC disregarded for tax purposes. None of the Company’s other subsidiaries are included in the RIC tax return. The Company will evaluate and record any deferred tax assets and liabilities of the subsidiaries that are not included in the RIC tax return. In order to maintain its RIC tax treatment, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each tax year. The Company intends to make the requisite distributions to its stockholders, which will generally relieve the Company from U.S. federal income taxes with respect to any income that is distributed to its stockholders as dividends.

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions, and would distribute such taxable income in the next tax year. The Company would then pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and six months ended June 30, 2017 and 2016, no U.S. federal excise taxes were due.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the net unrealized appreciation generated by the controlled investments held by the Taxable Subsidiaries. Such deferred tax liabilities amounted to $5,575,000 and $5,983,000 at June 30, 2017 and December 31, 2016, respectively, and are recorded as a deferred tax liabilities on the condensed consolidated statements of assets and liabilities. The change in deferred tax liabilities is included as a component of net unrealized appreciation (depreciation) on investments in the condensed consolidated statements of operations.

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

New Accounting Standards

In November 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force),” which requires that the statement of cash flow explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those periods. Early adoption is permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements and disclosures.

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
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation.
NOTE 3—INVESTMENTS:

Investments, all of which are in portfolio companies in the United States, consisted of the following at:

	June 30, 2017		December 31, 2016
	Cost	Fair Value	Cost	Fair Value
Money market funds	$35	$35	$35	$35
Non-affiliate debt investments	260,908	255,236	230,950	223,887
Controlled investments
Equity	46,355	127,520	35,285	116,919
Debt	12,092	9,485	5,716	4,383
Total investments	$319,390	$392,276	$271,986	$345,224

In April 2017, the Company invested in 100% of the common stock of a new wholly-owned, controlled portfolio company, International Professional Marketing, Inc. (“IPM”). IPM provides consulting, design and implementation of technology solutions for enterprise and commercial clients. Total consideration for the investment was $11,120,000 and consisted of $1,000,000 in restricted shares of Newtek common stock, $8,752,000 in cash and $1,368,000 to be paid in cash in two equal installments in 2018 and 2019 based on IPM attaining specific EBITDA levels for 2017 and 2018.
The following table shows the Company's portfolio investments by industry at June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
	Cost	Fair Value	Cost	Fair Value
Data Processing, Hosting and Related Services	$28,712	$103,233	$29,010	$107,180
Food Services and Drinking Establishments	26,497	26,148	21,941	21,702
Amusement, Gambling, and Recreation Industries	18,495	19,097	18,486	18,995
Securities, Commodity Contracts, and Other Financial Investments and Related Activities	19,019	20,686	12,909	12,649
Ambulatory Health Care Services	14,225	13,453	13,068	11,976
Repair and Maintenance	13,216	13,692	12,066	12,228
Professional, Scientific, and Technical Services	25,647	25,163	12,240	11,582
Accommodation	10,080	10,717	9,455	9,849
Specialty Trade Contractors	9,536	9,250	8,311	7,595
Merchant Wholesalers, Durable Goods	6,833	6,764	6,211	5,989
Truck Transportation	11,172	10,288	7,469	6,938
Food and Beverage Stores	5,595	5,656	5,221	5,194
Heavy and Civil Engineering Construction	4,170	4,098	4,328	4,209
Fabricated Metal Product Manufacturing	5,356	5,389	5,922	5,961
Administrative and Support Services	6,082	5,476	6,379	5,727
Social Assistance	5,660	5,791	4,903	4,905
Motor Vehicle and Parts Dealers	5,498	5,591	5,059	5,051
Food Manufacturing	9,458	7,472	5,596	4,873
Transit and Ground Passenger Transportation	3,353	3,065	1,836	1,703
Clothing and Clothing Accessories Stores	3,790	3,884	4,221	4,134
Personal and Laundry Services	6,465	6,633	4,255	4,206
Gasoline Stations	6,162	5,822	5,938	5,570
Printing and Related Support Activities	3,816	3,523	3,547	3,183
Insurance Carriers and Related Activities	856	3,383	1,126	3,631
Other	69,697	68,002	62,489	60,194
Total	$319,390	$392,276	$271,986	$345,224

NOTE 4—TRANSACTIONS WITH AFFILIATED COMPANIES AND RELATED PARTY TRANSACTIONS:

Transactions with Affiliated Companies

An affiliated company is an entity in which the Company has an ownership of 5% or more of its voting securities. A controlled affiliate is an entity in which the Company owns more than 25% of its voting securities. Transactions related to our investments with controlled companies for the six months ended June 30, 2017 were as follows:

Portfolio Company	Fair Value at December 31, 2016	Purchases (cost)	Principal received (cost)	Net realized gains/(losses)	Net unrealized gains/(losses)	Fair Value at June 30, 2017	Interest and other income	Dividend income
Controlled Investments
Small Business Lending, LLC	$3,300	$—	$—	$—	$(800)	$2,500	$—	$100
PMTWorks Payroll, LLC	2,045	—	—	—	(2,045)	—	—	—
Universal Processing Services of Wisconsin, LLC	63,000	—	—	—	1,000	64,000	—	3,500
Newtek Technology Solutions, Inc.	20,109	—	(50)	—	(2,559)	17,500	—	—
CDS Business Services, Inc.	3,440	11,030	(5,100)	—	2,750	12,120	218	—
Titanium Asset Management LLC	508	—	(466)	—	(42)	—	6	—
Premier Payments LLC	21,000	—	—	—	—	21,000	—	825
Newtek Insurance Agency, LLC	2,500	—	—	—	—	2,500	—	—
banc-serv Partners, LLC	5,400	—	—	—	—	5,400	—	—
International Professional Marketing, Inc. (1)	—	12,120	(750)	—	—	11,370	4	350
Summit Systems and Designs, LLC	—	—	—	—	—	—	54	—
Advanced Cyber Security Systems, LLC	—	—	—	—	—	—	—	—
Excel WebSolutions LLC	904	—	(242)	—	(47)	615	40	—
Total Controlled Investments	$122,206	$23,150	$(6,608)	$—	$(1,743)	$137,005	$322	$4,775

(1) Refer to Note 3 for discussion of investment in IPM.

Prior to January 2017, Excel WebSolutions LLC (“EWS”) was a non-control/non-affiliate investment. During the six months ended June 30, 2017, the Company exercised warrants to purchase a 50% membership interest in EWS. Interest, fees, and dividends attributable to the investment in EWS that were credited to income prior to January 2017 are included in investment income from non-affiliate investments on the condensed consolidated statements of operations.

Related Party Transactions

Notes Payable - Related Parties

In June 2015, the Company entered into an unsecured revolving line of credit agreement with Universal Processing Services of Wisconsin, LLC (“UPSW”) and Newtek Technology Solutions, Inc. (“NTS”). Maximum borrowings under the line of credit were $38,000,000. In June 2017, the agreement was amended to increase maximum borrowings under the line to $50,000,000. The outstanding balance bears interest at a rate equal to a) LIBOR plus (b) 6% or at a rate equal to (y) the greater of the Prime Rate or 3.5% plus (z) 5%. At June 30, 2017, the line of credit bears interest at a rate of 7.13%. The amended revolving line of credit has a maturity date of June 21, 2021. Outstanding borrowings at June 30, 2017 were $15,741,000. Interest expense for the three months ended June 30, 2017 and 2016 was $31,000 and $55,000, respectively and for the six months ended June 30, 2017 and 2016 was $40,000 and $177,000, respectively.

Expenses Incurred from Controlled Portfolio Companies

The Company incurs expenses from certain controlled portfolio companies including managed technology services expenses from NTS, loan processing and closing expenses from various related parties and payroll processing fees from PMTWorks Payroll, LLC (“PMT”). During the three and six months ended June 30, 2017, the Company earned $54,000 in management fees from Summit Systems and Design, LLC which is included in other income from controlled investments on the condensed consolidated statement of operations.

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Managed technology services	$218	$239	$470	$450
Loan processing and closing	56	6	66	15
Payroll processing	9	12	19	17

Beginning in April 2016, the Company began sub-leasing portions of its office space in Lake Success, New York to certain portfolio companies. Amounts charged for the three and six months ended June 30, 2017 and 2016 were as follows:

Portfolio Company	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Small Business Lending, LLC	$19	$42	$42	$42
CDS Business Services, Inc.	14	34	32	34
PMTWorks Payroll, LLC	14	10	25	10
Universal Processing Services of Wisconsin, LLC	40	10	71	10
Newtek Insurance Agency, LLC	22	8	40	8
Titanium Asset Management LLC	3	—	7	—
Premier Payments LLC	11	21	25	21
Total	$123	$125	$242	$125

Amounts due from related parties and due to related parties were $3,345,000 and $275,000, respectively at June 30, 2017.

Managerial Assistance Fees from Controlled Investments

The Company offers managerial assistance to all portfolio companies and currently provides managerial assistance to certain controlled portfolio companies. Amounts are charged based on estimates of time and effort spent by certain employees providing managerial services for certain controlled portfolio companies. Fees are recorded on a quarterly basis, are recurring in nature and charged at an arm's length basis. The table below summarizes amounts charged to each controlled portfolio company for the three and six months ended June 30, 2017 and 2016. The amounts are recorded as a credit to salaries and benefits in the condensed consolidated statements of operations.

Portfolio Company	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Universal Processing Services of Wisconsin, LLC	$98	$128	$213	$235
Newtek Technology Solutions, Inc.	138	180	269	358
PMTWorks Payroll, LLC	22	28	45	53
Newtek Insurance Agency, LLC	51	70	103	135
Summit Systems and Designs, LLC	—	—	11	11
Secure CyberGateway Services, LLC	—	—	2	—
Premier Payments LLC	41	45	96	86
CDS Business Services, Inc.	5	—	10	—
banc-serv Partners, LLC	53	—	98	—
International Professional Marketing, Inc.	19	—	19	—
SIDCO, LLC	15	—	15	—
Small Business Lending, LLC	88	89	194	319
Total	$530	$540	$1,075	$1,197

NOTE 5—SERVICING ASSETS:
At June 30, 2017 and December 31, 2016, servicing assets are measured at fair value. The Company earns servicing fees from the SBA 7(a) loans it originates and sells.
The following table summarizes the fair value and valuation assumptions related to servicing assets at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Fair Value	$18,124	$16,246
Discount factor (1)	12.20%	12.20%
Cumulative prepayment rate	18.50%	18.50%
Average cumulative default rate	20.00%	20.00%
(1) Determined based on risk spreads and observable secondary market transactions.
Servicing fee income earned for the three months ended June 30, 2017 and 2016 was $1,723,000 and $1,659,000, respectively. Servicing fee income earned for the six months ended June 30, 2017 and 2016 was $3,369,000 and $3,030,000, respectively.
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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the six months ended June 30, 2017 or 2016. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

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

The following tables present fair value measurements of the Company’s assets and liabilities measured at fair value and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values as of June 30, 2017 and December 31, 2016:

	Fair Value Measurements at June 30, 2017 Using:
	Total	Level 1	Level 2	Level 3
Assets:
Investments in money markets funds	$35	$35	$—	$—
SBA unguaranteed non-affiliate investments	239,757	—	—	239,757
SBA guaranteed non-affiliate investments	12,224	—	12,224	—
Controlled investments	137,005	—	—	137,005
Other real estate owned (1)	784	—	784	—
Non-control/non-affiliate investments	3,255	—	—	3,255
Servicing assets	18,124	—	—	18,124
Total assets	$411,184	$35	$13,008	$398,141
Liabilities:
Contingent consideration liabilities (2)	$1,368	$—	$—	$1,368

(1) Included in Other Assets on the Condensed Consolidated Statements of Assets and Liabilities

(2) Included in Accounts Payable, Accrued Expenses and Other Liabilities on the Condensed Consolidated Statements of Assets and Liabilities. Refer to Note 3.

The change in unrealized appreciation (depreciation) included in the condensed consolidated statements of operations attributable to Level 3 investments held at June 30, 2017 includes $1,261,000 in unrealized appreciation on SBA unguaranteed non-affiliate investments, $1,743,000 in unrealized depreciation on controlled investments and $969,000 in unrealized depreciation on servicing assets.

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

(1) Included in Other Assets on the Condensed Consolidated Statements of Assets and Liabilities

The following table represents the changes in assets and liabilities measured at fair value using Level 3 inputs for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30, 2017
	SBA Unguaranteed Investments	Controlled Investments	Servicing Assets	Non-Control/Non-Affiliate Investments	Contingent Consideration Liabilities (2)
Fair value, December 31, 2016	$211,471	$121,302	$16,246	$904	$—
Net change in unrealized appreciation (depreciation)	1,261	(1,743)	(969)	—	—
Realized loss	(43)	—	—	—	—
SBA unguaranteed non-affiliate investments, funded	37,798	—	—	—	—
Foreclosed real estate acquired	(62)	—	—	—	—
Purchase of investments	—	23,149	—	3,255	—
Purchase of loan from SBA	3,821	—	—	—	—
Transfer of Excel WebSolutions, LLC from non-control/non-affiliate to Controlled Investments	—	904	—	(904)	—
Record fair value of contingent consideration liabilities	—	—	—	—	1,368
Purchase of loan portfolio	175	—	—	—	—
Accretion of discount	20	—	—	—	—
Return of investment	—	(50)	—	—	—
Principal payments received on debt investments	(14,684)	(6,557)	—	—	—
Additions to servicing assets	—	—	2,847	—	—
Fair value, June 30, 2017	$239,757	$137,005	$18,124	$3,255	$1,368

(2) Included in Accounts Payable, Accrued Expenses and Other Liabilities on the Condensed Consolidated Statements of Assets and Liabilities

	Six Months Ended June 30, 2016
	SBA Unguaranteed Investments	Controlled Investments	Non-Control/Non-Affiliate Investments	Servicing Assets
Fair value, December 31, 2015	$158,355	$104,376	$1,824	$13,042
Net change in unrealized appreciation (depreciation)	(549)	5,724	(43)	(841)
Realized loss	14	—	—	—
SBA unguaranteed non-affiliate investments, funded	31,351	—	—	—
Foreclosed real estate acquired	(124)	—	—	—
Purchase of investments	—	6,150	—	—
Purchase of loan from SBA	—	—	—	—
Transfer from due from related parties	—	435	—	—
Principal payments received on debt investments	(9,132)	(1,600)	(635)	—
Additions to servicing assets	—	—	—	2,288
Fair value, June 30, 2016	$179,915	$115,085	$1,146	$14,489
The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements as of June 30, 2017 and December 31, 2016. In addition to the techniques and inputs noted in the table below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements at June 30, 2017 and December 31, 2016.

					Range
	Fair Value as of June 30, 2017	Valuation Techniques	Unobservable Input	Weighted Average	Minimum	Maximum
Assets:
SBA unguaranteed non-affiliate investments - performing loans	$231,250	Discounted cash flow	Market yields	5.50%	5.50%	5.50%
SBA unguaranteed non-affiliate investments - non-performing loans	$8,507	Discounted cash flow	Market yields	5.71%	5.71%	5.71%
Controlled equity investments (A)(B)	$127,520	Market comparable companies	EBITDA multiples (B)	6.2x	3.40x	7.11x
		Market comparable companies	Revenue multiples (B)	1.16x	0.20x	2.68x
		Discounted cash flow	Weighted average cost of capital (B)	13.36%	11.00%	23.00%
Controlled debt investments	$8,871	Discounted cash flow	Market yields	6.44%	4.50%	10.00%
	$614	Liquidation value	Asset value	N/A	N/A	N/A
Non-control/non-affiliate debt investments	$3,255	Liquidation value	Asset value	N/A	N/A	N/A
Servicing assets	$18,124	Discounted cash flow	Market yields	12.20%	12.20%	12.20%

(A) In determining the fair value of the Company's controlled equity investments as of June 30, 2017, the proportion of the market comparable companies valuation technique and the discounted cash flow valuation technique were 45.5% and 54.5%, respectively, on a weighted average basis.

(B) The Company valued $116,120,000 of investments using an equal weighting of EBITDA and revenue multiples, and none of its investments using only revenue multiples in the overall valuation approach which included the use of market comparable companies. The Company valued $11,400,000 of investments using only discounted cash flows.

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

NOTE 7—BORROWINGS:

At June 30, 2017 and December 31, 2016, the Company had borrowings comprised of the following:

	June 30, 2017			December 31, 2016
	Commitments	Borrowings Outstanding	Weighted Average Interest Rate	Commitments	Borrowings Outstanding	Weighted Average Interest Rate
Capital One line of credit - guaranteed (1)	$100,000	$21,045	4.00%	$50,000	$5,100	4.50%
Capital One line of credit - unguaranteed (1)	—	19,000	5.00%	—	—	—%
Notes due 2021	40,250	38,939	7.00%	40,250	38,767	7.00%
Notes due 2022	8,324	7,895	7.50%	8,324	7,853	7.50%
Notes payable - related parties	50,000	15,741	7.13%	38,000	1,400	7.67%
Notes payable - Securitization Trusts	103,487	101,108	4.20%	120,945	118,122	3.79%
Total	$302,061	$203,728	5.15%	$257,519	$171,242	4.75%

(1) Total combined commitments of the guaranteed and unguaranteed lines of credit are $100,000,000 and $50,000,000 at June 30, 2017 and December 31, 2016, respectively.

Outstanding borrowings under the Notes due 2022, Notes due 2021 and Notes payable - Securitization Trusts consisted of the following:

	June 30, 2017			December 31, 2016
	Notes Due 2022	Notes Due 2021	Notes Payable- Securitization Trusts	Notes Due 2022	Notes Due 2021	Notes Payable- Securitization Trusts
Principal	$8,324	$40,250	$103,487	$8,324	$40,250	$120,945
Unamortized deferred financing costs	(429)	(1,311)	(2,379)	(471)	(1,483)	(2,823)
Net carrying amount	$7,895	$38,939	$101,108	$7,853	$38,767	$118,122

At June 30, 2017 and December 31, 2016, the carrying amount of the Company's borrowings under the Capital One lines of credit, Notes payable - related parties and Notes payable - Securitization Trusts, approximates fair value due to their variable interest rates.

The fair value of the fixed rate Notes due 2022 and Notes due 2021 is based on the closing public share price on the date of measurement. On June 30, 2017, the closing price of the Notes due 2022 was $26.45 per note, or $8,807,000. On June 30, 2017, the closing price of the Notes due 2021 was $25.48 per note, or $41,023,000. These borrowings are not recorded at fair value on a recurring basis.
Total interest expense including unused line fees and amortization of deferred financing costs related to borrowings for the three months ended June 30, 2017 and 2016 was $2,612,000 and $1,961,000, respectively, and for the six months ended June 30, 2017 and 2016 was $5,137,000 and $3,436,000, respectively.
NOTE 8—COMMITMENTS AND CONTINGENCIES:
Legal Matters

From time to time, the Company may be involved in litigation arising out of its operations in the normal course of business or otherwise. Furthermore, third parties may try to seek to impose liability on the Company in connection with the activities of its portfolio companies. While the outcome of any current legal proceedings cannot at this time be predicted with certainty, the Company does not expect that any current matters will materially affect its financial condition or results of operations; however, there can be no assurance whether any pending legal proceedings will have a material adverse effect on its financial condition or results of operations in any future reporting period.
Guarantees
The Company is a guarantor on a bank line of credit held at CDS Business Services, Inc. d/b/a Newtek Business Credit Solutions (“NBCS”), a controlled portfolio company. Maximum borrowings under the line of credit are $15,000,000 with a maturity date of February 2018. At June 30, 2017, total principal owed by NBCS was $11,311,000. In addition, the Company deposited $750,000 to collateralize the guarantee. On August 27, 2015, NBCS entered into Amendment No. 2 (the “Amendment”) to the Loan and Security Agreement, dated February 28, 2011 (as amended through August 27, 2015, including the Amendment, the “Agreement”), by and between Sterling National Bank (“Sterling”) and NBCS. The Amendment permits NBCS to use a portion of the warehouse line of credit provided by Sterling under the Agreement to fund inventory financing arrangements NBCS may provide to its clients. The Amendment also removed certain restrictions placed upon the Company in connection with its guaranty of the credit facility provided under the Agreement. At June 30, 2017, the Company determined that it is not probable that payments would be required to be made under the guarantee.

NBCS also entered into an additional Loan and Security Agreement with Sterling on August 27, 2015 (the “504 Loan Agreement”), pursuant to which Sterling and any future participant lenders agreed to provide NBCS another line of credit to fund SBA 504 loans extended by NBCS (the “504 Facility”). Maximum borrowings under the 504 Facility are $35,000,000, depending upon syndication. At June 30, 2017, total principal owed by NBCS was $3,695,000. The 504 Loan Agreement specifies certain events of default, pursuant to which all outstanding amounts under the 504 Facility could become immediately due and payable. In addition, the Company has guaranteed NBCS’ obligations under the 504 Loan Agreement, pursuant to a Guaranty dated as of August 27, 2015. At June 30, 2017, the Company determined that it is not probable that payments would be required to be made under the guarantee.

On June 23, 2015, UPSW and NTS, each a controlled portfolio company of the Company, entered into a Credit and Guaranty Agreement (the “Agreement”), dated June 23, 2015, with Goldman Sachs Bank USA (“GS Bank”), as Administrative Agent,

Collateral Agent and Lead Arranger, pursuant to which GS Bank agreed to extend UPSW and NTS a term loan facility up to an aggregate principal amount of $38,000,000 (the “Facility” and each term loan made thereunder, a “Term Loan”). On September 18, 2015, the Agreement was amended to add Premier Payments LLC (“Premier”) as a borrower.

On June 21, 2017, UPSW, NTS, Premier, Small Business Lending, LLC (“SBL”) and ADR Partners, LLC d/b/a banc-serv Partners, LLC (“BSP”) (together, the “Borrowers”), each a controlled portfolio company of the Company entered into an Amended and Restated Credit and Guaranty Agreement (the “Amended Agreement”) pursuant to which GS Bank agreed to increase the aggregate principal amount of the Facility to $50,000,000. The Company, together with The Whitestone Group, LLC, Wilshire Holdings I, Inc., Newtek Business Services Holdco 1, Inc. and Banc-Serv Acquisition, Inc., each wholly-owned subsidiaries, whether directly or indirectly, of the Company, and certain subsidiaries party to the Amended Agreement have agreed to guarantee the repayment of the Facility and are parties to the Amended Agreement as “Guarantors” thereunder.

At June 30, 2017, $40,000,000 was outstanding under this Facility. At June 30, 2017, the Company determined that it is not probable that payments would be required to be made under the guarantee.

NOTE 9—FINANCIAL HIGHLIGHTS:

The financial highlights for the Company are as follows:

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Per share data (1)
Net asset value at beginning of period	$14.30	$14.06
Net investment loss	(0.22)	(0.38)
Net realized gain on investments	1.04	0.95
Net unrealized appreciation (depreciation) on investments	(0.03)	0.41
Net unrealized depreciation on servicing assets	(0.06)	(0.06)
Change in provision for deferred taxes	0.02	(0.17)
Dividends to common stockholders from net investment income	(0.36)	—
Distributions to common stockholders from capital gains	(0.40)	(0.70)
Stock-based compensation expense	0.04	—
Other (5)	0.03	—
Net asset value at end of period	$14.36	$14.11

Per share market value at end of period	$16.29	$12.72
Total return based on market value (3)	7.23%	(3.49)%
Total return based on average net asset value (2)(3)(4)	11.47%	10.67%
Shares outstanding at end of period (in thousands)	17,432	14,484

Ratios/Supplemental Data:
Net assets at end of period	$250,244	$204,428
Ratio of expenses to average net assets (2)	19.74%	19.08%
Ratio of net investment loss to average net assets	(3.29)%	(2.67)%
Portfolio turnover	52.63%	52.65%
Average debt outstanding	$187,485	$143,667
Average debt outstanding per share	$10.76	$9.92
Asset coverage ratio	223%	231%

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
(5) Includes the impact of the different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
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

The Company's Board approves the issuance of shares of restricted stock to employees and directors pursuant to the Company’s 2015 Equity Incentive Plan (the “Equity Incentive Plan”). These shares generally vest over a one or two year period from the grant date. The fair value is expensed over the service period, starting on the grant date. The following table summarizes the restricted stock issuances under the Equity Incentive Plan, net of shares forfeited, if any, and the remaining shares of restricted stock available for issuance as of June 30, 2017.

Restricted Stock authorized under the plan (1)	1,500,000
Less net restricted stock granted during:
Year ended December 31, 2016	(120,933)
Six months ended June 30, 2017	(2,598)
Restricted stock available for issuance as of June 30, 2017	1,376,469

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

For the three and six months ended June 30, 2017 the Company recognized total stock-based compensation expense of $367,000 and $752,000, respectively. No stock-based compensation expense was recognized for the three or six months ended June 30, 2016.

As of June 30, 2017, there was $376,000 of total unrecognized compensation expense related to unvested restricted shares. This compensation expense is expected to be recognized over a remaining weighted-average period of approximately 1.06 years as of June 30, 2017.

NOTE 11—COMMON STOCK:

The following table summarizes the total shares issued and proceeds received net of underwriting and offering costs in public offerings of the Company’s common stock since conversion to a BDC:

	Six months ended June 30,	Years ended December 31,
	2017	2016	2015	2014
Shares issued	2,587,500	—	2,300,000	2,530,000
Offering price per share	$15.25	$—	$16.50	$12.50
Proceeds net of underwriting discounts and offering costs	$37,042	$—	$35,290	$27,883

In January 2017 the Company priced a public offering of 2,250,000 shares of its common stock at a public offering price of $15.25 per share. The Company also sold an additional 337,500 shares of its common stock at a public offering price of $15.25 per share pursuant to the underwriter's full exercise of the over-allotment option.

ATM Program

In March 2017, the Company entered into an ATM equity distribution agreement with JMP Securities LLC, Compass Point Research & Trading, LLC, and Ladenburg Thalmann & Co. (each a “Placement Agent” and collectively, the “Placement Agents”). The equity distribution agreement provides that the Company may offer and sell up to 2,900,000 shares of common stock from time to time through the Placement Agents. During the six months ended June 30, 2017, the Company sold 140,000 shares of its common stock at a weighted average price of $17.56 per share. Proceeds, net of offering costs and expenses were $2,409,000. The Company may offer up to an additional 2,760,000 shares of common stock under the ATM.

The Company used the net proceeds for funding investments in debt and equity securities in accordance with its investment objective and strategies.

Investment in IPM

In connection with its investment in International Professional Marketing Inc., the Company issued 60,490 restricted common shares valued at $1,000,000.

Share Repurchase Plan

On November 21, 2016 the Company announced that its Board approved a new share repurchase program under which the Company may repurchase up to 200,000 of the Company’s outstanding common shares on the open market. This program terminated on May 21, 2017.

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

NOTE 12—EARNINGS PER SHARE:

The following table summarizes the calculations for the net increase in net assets per common share for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Net increase in net assets	$6,930	$5,372	$12,835	$10,976
Weighted average shares outstanding	17,345	14,481	16,867	14,495
Net increase in net assets per common share	$0.40	$0.37	$0.76	$0.76

NOTE 13—DIVIDENDS AND DISTRIBUTIONS:

The Company's dividends and distributions are recorded on the declaration date. The following table summarizes the Company's dividend declarations and distributions during the six months ended June 30, 2017 and 2016.

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
June 30, 2017
March 6, 2017	March 20, 2017	March 31, 2017	$0.36	$6,062	6	$89
May 4, 2017	May 31, 2017	June 30, 2017	$0.40	$6,804	7	$112
June 30, 2016
February 25, 2016	March 22, 2016	March 31, 2016	$0.35	$4,708	29	$362
June 9, 2016	June 20, 2016	June 30, 2016	$0.35	$4,985	7	$83

During the six months ended June 30, 2017, an additional 5,934 shares valued at $99,000 were issued related to dividends from unvested restricted stock awards.
NOTE 14—SUPPLEMENTAL FINANCIAL DATA:
Summarized Financial Information of Our Unconsolidated Subsidiaries

The Company holds a controlling interest, as defined by the 1940 Act, as amended, in portfolio companies that are not consolidated in the Company's condensed consolidated financial statements. Below is a brief description of a portfolio company that is required to have supplemental disclosure incorporated in our financial statements in accordance with Regulation S-X section 4-08(g), along with summarized financial information as of June 30, 2017 and 2016.

Universal Processing Services of Wisconsin, LLC

UPSW markets credit and debit card processing services, check approval services and ancillary processing equipment and software to merchants who accept credit cards, debit cards, checks and other non-cash forms of payment.

The summarized financial information of our unconsolidated subsidiary is as follows:

Balance Sheets - Universal Processing Services of Wisconsin, LLC	As of June 30, 2017	As of December 31, 2016
Current assets	$9,506	$11,522
Noncurrent assets	17,106	4,907
Total assets	$26,612	$16,429
Current liabilities	2,975	5,619
Noncurrent liabilities	30,499	16,432
Total liabilities	$33,474	$22,051
Total deficit	$(6,862)	$(5,622)

Statements of Income - Universal Processing Services of Wisconsin, LLC	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Revenue	$28,724	$26,012	$55,760	$50,482
Expenses	26,615	24,001	51,634	46,857
Income from operations	$2,109	$2,011	$4,126	$3,625
Interest (expense) income, net	(386)	(363)	(787)	(664)
Net income	$1,723	$1,648	$3,339	$2,961

The Company recorded the following related to its investment in UPSW:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Dividend income	$1,750	$1,500	$3,500	$2,800
Unrealized appreciation	$—	$900	$1,000	$3,700

NOTE 15—SUBSEQUENT EVENTS:

Effective as of July 3, 2017, the Company eliminated the position of Chief Information Officer (“CIO”), and consolidated the CIO function within the Company’s Information Technology Department in Lake Success, NY.  As a result of the foregoing elimination and consolidation, Nilesh Joshi, CIO, left the Company effective July 3, 2017.  In addition, the Company created the position of Director of Information Technology and retained Jesse H. Davis in this position.

Newtek Business Services Corp. and Subsidiaries
Schedule of Investments In and Advances to Affiliates
Six Months Ended June 30, 2017

Portfolio Company/Type of Investment (1)	Amount of Interest, Fees or Dividends Credited in Income	Fair Value at December 31, 2016	Gross Additions (2)	Gross Reductions (3)	Fair Value at June 30, 2017
Control Investments

Advanced Cyber Security Systems, LLC
50% Membership Interest	$—	$—	$—	$—	$—
Term Loan	—	—	—	—	—

Automated Merchant Services, Inc.
100% Common Stock	—	—	—	—	—

CDS Business Services, Inc.
100% Common Stock	—	750	2,750	—	3,500
Line of Credit	218	2,690	11,030	(5,100)	8,620

Newtek Technology Solutions, Inc.
100% Common Stock	—	20,109	—	(2,609)	17,500

Fortress Data Management, LLC
100% Membership Interest	—	—	—	—	—

Newtek Insurance Agency, LLC
100% Membership Interest	—	2,500	—	—	2,500

PMTWorks Payroll, LLC
100% Membership Interest	—	860	—	(860)	—
Term Loans	—	1,185	—	(1,185)	—

Secure CyberGateway Services, LLC
66.7% Membership Interest	—	—	—	—	—
Term Loan	—	—	—	—	—

Premier Payments LLC
100% Membership Interest	825	21,000	—	—	21,000

Small Business Lending, LLC
100% Membership Interest	100	3,300	—	(800)	2,500

banc-serv Partners, LLC
100% Membership Interest	—	5,400	—	—	5,400

International Professional Marketing, Inc.
100% Common Stock	350	—	11,120	—	11,120
Line of Credit	4	—	1,000	(750)	250

Portfolio Company/Type of Investment (1)	Amount of Interest, Fees or Dividends Credited in Income	Fair Value at December 31, 2016	Gross Additions (2)	Gross Reductions (3)	Fair Value at June 30, 2017

SIDCO, LLC
100% Membership Interest	—	—	—	—	—

Excel WebSolutions LLC (4)
Term Loans	40	904	—	(289)	615
50% Membership Interest	—	—	—	—	—

Titanium Asset Management, LLC
100% Membership Interest	—	—	—	—	—
Term Loans	6	508	—	(508)	—

Summit Systems and Designs, LLC
100% Membership Interest	54	—	—	—	—

Universal Processing Services of Wisconsin, LLC
100% Membership Interest	3,500	63,000	1,000	—	64,000

Total Control Investments	$5,097	$122,206	$26,900	$(12,101)	$137,005

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
(4) Prior to January 2017, EWS was a non-control/non-affiliate investment. Refer to Note 4.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

The matters discussed in this report, as well as in future oral and written statements by management of Newtek Business Services Corp., that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward- looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, the availability of additional capital, and the ability to maintain certain debt to asset ratios. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward-looking statements contained in this report include statements as to:

•	our future operating results;

•	our business prospects and the prospects of our prospective portfolio companies;

•	the impact of investments that we expect to make;

•	our informal relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	our ability to access debt markets and equity markets;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	our regulatory structure and tax status;

•	our ability to operate as a BDC and a RIC;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the timing, form and amount of any dividend distributions;

•	the impact of fluctuations in interest rates on our business;

•	the valuation of any investments in portfolio companies, particularly those having no liquid trading market; and

•	our ability to recover unrealized losses.

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
Executive Overview

We are a leading national non-bank lender and own and control certain portfolio companies under the Newtek® brand (our “controlled portfolio companies,” as defined below) that provide a wide range of business and financial products to small- and medium-sized businesses (“SMBs”). Newtek's products and services include: Business Lending, including U.S. Small Business Administration (“SBA”) 7(a) and 504 lending, Electronic Payment Processing, Managed Technology Solutions (Cloud Computing), Technology Consulting, eCommerce, Accounts Receivable and Inventory Financing, The Secure Gateway, The Newtek Advantage®, personal and commercial Insurance Services, Web Services, Data Backup, Store and Retrieval and Payroll and Benefits Solutions to SMB accounts nationwide across all industries. We have an established and reliable platform that is not limited by client size, industry type, or location. As a result, we believe we have a strong and diversified client base across every state in the U.S and across a variety of different industries. In addition, we have developed a financial and technology based business model that enables us and our controlled portfolio companies to acquire and process our SMB clients in a very cost effective manner. This capability is supported in large part by NewTracker®, our patented prospect management technology software, which is similar to but we believe better than the system popularized by Salesforce.com. We believe that this technology and business model distinguishes us from our competitors.

We consolidate the following wholly-owned subsidiaries:

•	Newtek Small Business Finance, LLC

•	Newtek Asset Backed Securities, LLC

•	The Whitestone Group, LLC

•	Wilshire Colorado Partners, LLC

•	Wilshire DC Partners, LLC

•	Wilshire Holdings I, Inc.

•	Wilshire Louisiana Bidco, LLC

•	Wilshire Louisiana Partners II, LLC

•	Wilshire Louisiana Partners III, LLC

•	Wilshire Louisiana Partners IV, LLC

•	Wilshire New York Advisers II, LLC

•	Wilshire New York Partners III, LLC

•	Wilshire New York Partners IV, LLC

•	Wilshire New York Partners V, LLC

•	Wilshire Partners, LLC

•	CCC Real Estate Holdings, LLC

•	Banc-Serv Acquisition, Inc.

•	Exponential Business Development Co., Inc.

•	Newtek LSP Holdco, LLC

•	Newtek Business Services Holdco 1, Inc.

•	Newtek Business Services Holdco 2, Inc.

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

Revenues

We generate revenue in the form of interest, dividend, servicing and other fee income on debt and equity investments. Our debt investments typically have terms of 10 to 25 years and bear interest at prime plus a margin. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. We receive servicing income related to the guaranteed portions of SBA investments which we sell into the secondary market. These recurring fees are earned daily and recorded when earned. In addition, we may generate revenue in the form of packaging, prepayment, legal and late fees. We record such fees related to loans as other income. Dividends are recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income is recorded at the time dividends are declared. Distributions of earnings from portfolio companies are evaluated to determine if the distribution is income, return of capital or realized gain.

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
Guarantees
The Company is a guarantor on a bank line of credit held at NBCS, a controlled portfolio company. Maximum borrowings under the line of credit are $15,000,000 with a maturity date of February 2018. At June 30, 2017, total principal owed by NBCS was $11,311,000. In addition, the Company deposited $750,000 to collateralize the guarantee. On August 27, 2015, NBCS entered into Amendment No. 2 (the “Amendment”) to the Loan and Security Agreement, dated February 28, 2011 (as amended through August 27, 2015, including the Amendment, the “Agreement”), by and between Sterling National Bank (“Sterling”) and NBCS. The Amendment permits NBCS to use a portion of the warehouse line of credit provided by Sterling under the Agreement to fund inventory financing arrangements NBCS may provide to its clients. The Amendment also removed certain restrictions placed upon the Company in connection with its guaranty of the credit facility provided under the Agreement. At June 30, 2017, the Company determined that it is not probable that payments would be required to be made under the guarantee.

NBCS also entered into an additional Loan and Security Agreement with Sterling on August 27, 2015 (the “504 Loan Agreement”), pursuant to which Sterling and any future participant lenders agreed to provide NBCS another line of credit to fund SBA 504 loans extended by NBCS (the “504 Facility”). Maximum borrowings under the 504 Facility are $35,000,000, depending upon syndication. At June 30, 2017, total principal owed by NBCS was $3,695,000. The 504 Loan Agreement specifies certain events of default, pursuant to which all outstanding amounts under the 504 Facility could become immediately due and payable. In addition, the Company has guaranteed NBCS’ obligations under the 504 Loan Agreement, pursuant to a Guaranty dated as of August 27, 2015. At June 30, 2017, the Company determined that it is not probable that payments would be required to be made under the guarantee.

On June 23, 2015, UPSW and NTS, each a controlled portfolio company of the Company, entered into a Credit and Guaranty Agreement (the “Agreement”), dated June 23, 2015, with GS Bank, as Administrative Agent, Collateral Agent and Lead Arranger, pursuant to which GS Bank agreed to extend UPSW and NTS a term loan facility up to an aggregate principal amount of $38,000,000 (the “Facility” and each term loan made thereunder, a “Term Loan”). On September 18, 2015, the Agreement was amended to add Premier as a borrower.

On June 21, 2017, UPSW, NTS, Premier, SBL and BSP (together, the “Borrowers”), each a controlled portfolio company of the Company entered into an Amended and Restated Credit and Guaranty Agreement (the “Amended Agreement”) pursuant to which GS Bank agreed to increase the aggregate principal amount of the Facility to $50,000,000. The Company, together with The Whitestone Group, LLC, Wilshire Holdings I, Inc., Newtek Business Services Holdco 1, Inc. and Banc-Serv Acquisition, Inc., each wholly-owned subsidiaries, whether directly or indirectly, of the Company, and certain subsidiaries party to the Amended Agreement have agreed to guarantee the repayment of the Facility and are parties to the Amended Agreement as “Guarantors” thereunder.

At June 30, 2017, $40,000,000 was outstanding under this Facility. At June 30, 2017, the Company determined that it is not probable that payments would be required to be made under the guarantee.

Loan Portfolio Asset Quality and Composition
The following tables set forth distribution by business type of the Company’s SBA 7(a) loan portfolio at June 30, 2017 and December 31, 2016, respectively (in thousands):
As of June 30, 2017

Distribution by Business Type
Business Type	# of Loans	Balance	Average Balance	% of Balance
Existing Business	1,061	$199,381	$188	80.9%
Business Acquisition	175	33,858	193	13.7%
Start-Up Business	137	13,489	98	5.4%
Total	1,373	$246,728	$180	100.0%
As of December 31, 2016

Distribution by Business Type
Business Type	# of Loans	Balance	Average Balance	% of Balance
Existing Business	921	$177,430	$193	80.7%
Business Acquisition	169	30,454	180	13.9%
Start-Up Business	138	11,900	86	5.4%
Total	1,228	$219,784	$179	100.0%
The following tables set forth distribution by borrower’s credit score of the Company’s SBA 7(a) loan portfolio at June 30, 2017 and December 31, 2016, respectively (in thousands):
As of June 30, 2017

Distribution by Borrower Credit Score
Credit Score	# of Loans	Balance	Average Balance	% of Balance
500 to 550	18	$2,581	$143	1.0%
551 to 600	40	7,629	191	3.1%
601 to 650	189	37,803	200	15.3%
651 to 700	400	77,290	193	31.3%
701 to 750	414	74,477	180	30.2%
751 to 800	264	41,507	157	16.9%
801 to 850	38	3,642	96	1.5%
Not available	10	1,799	180	0.7%
Total	1,373	$246,728	$180	100.0%
As of December 31, 2016

Distribution by Borrower Credit Score
Credit Score	# of Loans	Balance	Average Balance	% of Balance
500 to 550	17	$2,036	$120	0.9%
551 to 600	38	6,748	178	3.1%
601 to 650	160	32,912	206	15.0%
651 to 700	344	64,923	189	29.5%
701 to 750	372	67,006	180	30.5%
751 to 800	250	39,600	158	18.0%
801 to 850	40	4,124	103	1.9%
Not available	7	2,435	348	1.1%
Total	1,228	$219,784	$179	100.0%

The following tables set forth distribution by primary collateral type of the Company’s SBA 7(a) loan portfolio at June 30, 2017 and December 31, 2016, respectively (in thousands):
As of June 30, 2017

Distribution by Primary Collateral Type
Collateral Type	# of Loans	Balance	Average Balance	% of Balance
Commercial Real Estate	671	$149,623	$223	60.6%
Machinery and Equipment	217	41,121	189	16.7%
Residential Real Estate	290	23,665	82	9.6%
Other	51	17,137	336	6.9%
Accounts Receivable and Inventory	96	13,132	137	5.4%
Liquid Assets	13	659	51	0.3%
Furniture and Fixtures	12	583	49	0.2%
Unsecured	23	808	35	0.3%
Total	1,373	$246,728	$180	100.0%

As of December 31, 2016

Distribution by Primary Collateral Type
Collateral Type	# of Loans	Balance	Average Balance	% of Balance
Commercial Real Estate	589	$133,263	$226	60.6%
Machinery and Equipment	201	37,426	186	17.0%
Residential Real Estate	264	21,211	80	9.7%
Other	45	13,822	307	6.3%
Accounts Receivable and Inventory	80	12,075	151	5.5%
Liquid Assets	15	667	44	0.3%
Unsecured	23	883	38	0.4%
Furniture and Fixtures	11	437	40	0.2%
Total	1,228	$219,784	$179	100.0%
The following tables set forth distribution by days delinquent of the Company’s SBA 7(a) loan portfolio at June 30, 2017 and December 31, 2016, respectively (in thousands):

As of June 30, 2017

Distribution by Days Delinquent
Delinquency Status	# of Loans	Balance	Average Balance	% of Balance
Current	1,238	$219,274	$177	88.9%
1 to 30 days	48	8,464	176	3.4%
31 to 60 days	15	1,596	106	0.7%
61 to 90 days	7	1,240	177	0.5%
91 days or greater	65	16,154	249	6.5%
Total	1,373	$246,728	$180	100.0%
As of December 31, 2016

Distribution by Days Delinquent
Delinquency Status	# of Loans	Balance	Average Balance	% of Balance
Current	1,119	$199,170	$178	90.6%
1 to 30 days	35	3,680	105	1.7%
31 to 60 days	7	1,570	224	0.7%
61 to 90 days	—	—	—	—%
91 days or greater	67	15,364	229	7.0%
Total	1,228	$219,784	$179	100.0%
Consolidated Results of Operations

As a BDC and a RIC, we are subject to certain constraints on our operations, including limitations imposed by the 1940 Act and the Code.

Comparison of the three months ended June 30, 2017 and 2016
Investment Income

(in thousands)	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Change
Investment income:
Interest income	$4,756	$2,447	$2,309
Dividend income	2,475	2,493	(18)
Servicing income	1,723	1,659	64
Other income	950	624	326
Total investment income	$9,904	$7,223	$2,681
Interest Income
The increase in interest income was attributable to the average outstanding performing portfolio of SBA non-affiliate investments increasing to $220,691,000 from $172,659,000 for the three months ended June 30, 2017 and 2016, respectively, combined with an increase in the Prime Rate from 3.50% to 4.00%. The increase in the average outstanding performing portfolio resulted from the origination of new SBA non-affiliate investments period over period. In addition, during the three months ended June 30, 2017, we recognized $852,000 of interest income related to accrued non-performing interest owed by one borrower who paid their accrued interest balance in full.

Dividend Income

(in thousands)	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Change
Universal Processing Services of Wisconsin, LLC (UPSW)	$1,750	$1,500	$250
Premier Payments LLC (Premier)	375	450	(75)
Newtek Technology Solutions, Inc. (NTS)	—	330	(330)
International Professional Marketing, Inc. (IPM)	350	—	350
Small Business Lending, LLC (SBL)	—	200	(200)
The Secure CyberGateway, LLC	—	13	(13)
Total dividend income	$2,475	$2,493	$(18)

Dividend income decreased from $2,493,000 to $2,475,000, period over period. We earned $1,750,000 of dividend income from UPSW, representing a $250,000 increase over dividend income earned during the three months ended June 30, 2016. We also earned $350,000 of dividend income from IPM, a new wholly-owned controlled portfolio company. These increases were offset by decreases in dividend income earned from Premier, NTS and SBL. Dividend income is dependent on portfolio company earnings. Current quarter dividend income may not be indicative of future period dividend income.
NSBF Servicing Portfolio and Related Servicing Income
The following table represents NSBF originated servicing portfolio and servicing income earned for the three months ended June 30, 2017 and 2016:

(in thousands):	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Change
Total NSBF originated servicing portfolio (1)	$1,054,583	$845,126	$209,457
Total servicing income earned	$1,723	$1,659	$64
(1) Of this amount, the total average NSBF originated portfolio earning servicing income was $755,690,000 and $613,964,000 for the three months ended June 30, 2017 and 2016, respectively.
The increase in servicing income was attributable to the increase in total portfolio investments for which we earn servicing income. The portfolio earning servicing income increased $141,726,000 period over period. The increase was a direct result of increased investments in SBA non-affiliate investments from June 30, 2017 to June 30, 2016.
Other Income
Other income relates primarily to legal, packaging, prepayment and late fees earned from SBA loans. The increase was related to an increase in legal and packaging fees earned as a result of the larger dollar volume of loans funded.
Expenses:

(in thousands)	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Change
Expenses:
Salaries and benefits	$4,980	$3,629	$1,351
Interest	2,617	1,975	642
Depreciation and amortization	96	85	11
Professional fees	602	954	(352)
Origination and servicing	1,269	1,392	(123)
Other general and administrative costs	2,020	3,269	(1,249)
Total expenses	$11,584	$11,304	$280

Salaries and Benefits

Salaries and benefits increased $1,351,000 primarily due to an increase in headcount at NSBF. The additional headcount relates primarily to employees performing loan processing, loan closing or loan servicing functions as a result of the increase in loan originations.

During the three months ended June 30, 2017, we recognized $367,000 of stock-based compensation expense related to the grant of restricted stock awards in 2016. No stock-based compensation expense was recognized during the three months ended June 30, 2016.
Interest Expense
The following is a summary of interest expense by facility for the three months ended June 30, 2017 and 2016:

(in thousands)	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Change
Notes payable - Securitization trusts	$1,391	$921	$470
Bank notes payable	222	230	(8)
Notes due 2022	177	176	1
Notes due 2021	791	579	212
Notes payable - related parties	31	55	(24)
Other	5	14	(9)
Total interest expense	$2,617	$1,975	$642

In April 2016, we issued $40,250,000 of 7.0% Notes due 2021 (the “2021 Notes”). The Company incurred $791,000 in related interest expense during the three months ended June 30, 2017 on the 2021 Notes. During the three months ended June 30, 2016, we incurred only a partial quarter worth of interest expense.

Interest expense related to Notes payable - Securitization trusts increased as a result of an additional securitization transaction completed in November 2016.
Professional Fees
Professional fees consist of audit and accounting, legal and other consulting fees. The decrease in professional fees was attributed to a one time consulting fee incurred at NSBF during the three months ended June 30, 2016 which did not recur during the three months ended June 30, 2017. The decrease was also attributed to a decrease in audit and accounting fees period over period.
Other General and Administrative Costs
Other general and administrative costs include managed IT services, marketing, rent and other costs. In April 2016 we moved our headquarters to Lake Success, New York and vacated our space in West Hempstead, New York. During the three months ended June 30, 2016, we incurred a loss of $1,487,000 related to the remaining liabilities under the lease. No such expense was incurred during the three months ended June 30, 2017.
Net Realized Gains and Net Unrealized Appreciation and Depreciation

Net realized gains or losses on investments are measured by the difference between the net proceeds from the repayment or sale and the cost basis of our investments without regard to unrealized appreciation or depreciation previously recognized and includes investments charged off during the period, net of recoveries. Net realized gains for the three months ended June 30, 2017 and 2016 were $8,914,000 and $7,534,000, respectively. Realized losses were $69,000 and $0 during the three months ended June 30, 2017 and 2016, respectively. The net change in unrealized appreciation or depreciation on investments primarily reflects the change in portfolio investment fair values during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

Net Realized Gains on SBA Non-Affiliate Investments

	Three Months Ended
	June 30, 2017		June 30, 2016
(in thousands)	# of Debt Investments	$ Amount	# of Debt Investments	$ Amount
SBA non-affiliate investments funded during the quarter	134	$80,525	100	$75,827
SBA guaranteed non-affiliate investments sold during the quarter	121	$61,072	90	$51,225
Realized gains recognized on sale of SBA guaranteed non-affiliate investments	—	$8,983	—	$7,515
Average sale price as a percent of principal balance (1)	—	112.44%	—	112.17%

(1) Realized gains greater than 110.00% must be split 50/50 with the SBA in accordance with SBA regulations. The realized gains recognized above reflects amounts net of split with the SBA.

Net Unrealized Appreciation (Depreciation) on Investments

(in thousands)	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Change
Net unrealized appreciation (depreciation) on SBA guaranteed non-affiliate investments	$(63)	$706	$(769)
Net unrealized appreciation (depreciation) on SBA unguaranteed non-affiliate investments	1,817	478	1,339
Net unrealized appreciation (depreciation) on controlled investments	(2,674)	2,034	(4,708)
Change in provision for deferred taxes on unrealized gains on investments	976	(833)	1,809
Net unrealized depreciation on non-control/non-affiliate investments	—	(27)	27
Net unrealized depreciation on credits in lieu of cash and notes payable in credits in lieu of cash	—	(1)	1
Total net unrealized appreciation on investments	$56	$2,357	$(2,301)

Net unrealized appreciation (depreciation) on SBA guaranteed non-affiliate investments relates to guaranteed portions of SBA debt investments made which the Company sells into a secondary market. Unrealized appreciation of SBA guaranteed investments represents the fair value adjustment to the cost basis of the guaranteed portions of loans to reflect the expected sale price of those loans. Unrealized depreciation represents the reversal of unrealized appreciation when the loans are sold.

The increase in net unrealized appreciation on SBA unguaranteed non-affiliate investments was driven by an increase in the Prime Rate and assumed Prime Rate increases combined with a decrease in the discount rate on non-performing SBA unguaranteed investments. The Prime Rate increased from 3.50% to 4.25% period over period. The discount rate on non-performing SBA unguaranteed investments decreased from 7.32% to 5.71%.

Net Unrealized Appreciation (Depreciation) on Controlled Investments

(in thousands)	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Change
Universal Processing Services of Wisconsin, LLC (UPSW)	$—	$900	$(900)
Newtek Technology Solutions, Inc. (NTS)	(2,209)	—	(2,209)
Premier Payments LLC (Premier)	—	2,259	(2,259)
CDS Business Services, Inc. (NBCS)	1,000	(125)	1,125
PMTWorks Payroll, LLC (PMT)	(650)	—	(650)
Small Business Lending, LLC (SBL)	(800)	(1,000)	200
Titanium Asset Management LLC	(15)	(27)	12
Total net unrealized appreciation (depreciation)	$(2,674)	$2,007	$(4,681)

The primary driver of the increase of NBCS was a result of growth in its SBA 504 lending program and growth in Account Receivable and Inventory Financing programs. The decreases of NTS, PMT and SBL were the result of weaker than projected financial performance.

Provision for Deferred Taxes on Unrealized Appreciation of Investments

Certain consolidated subsidiaries are subject to U.S. federal and state income taxes. These taxable subsidiaries are not consolidated with the Company for income tax purposes, but are consolidated for GAAP purposes, and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. We recognized a benefit from deferred taxes of $976,000 related to unrealized depreciation of certain controlled portfolio companies during the three months ended June 30, 2017. During the three months ended June 30, 2016, we recognized a provision for deferred taxes of $833,000 related to unrealized appreciation of certain controlled portfolio companies.
Comparison of the six months ended June 30, 2017 and 2016
Investment Income

(in thousands)	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016	Change
Investment income:
Interest income	$9,138	$4,980	$4,158
Dividend income	4,775	4,786	(11)
Servicing income	3,369	3,030	339
Other income	1,615	1,221	394
Total investment income	$18,897	$14,017	$4,880
Interest Income
The increase in interest income was attributable to the average outstanding performing portfolio of SBA non-affiliate investments increasing to $214,132,000 from $165,399,000 for the six months ended June 30, 2017 and 2016, respectively, combined with an increase in the Prime Rate from 3.50% to 4.00%. The increase in the average outstanding performing portfolio resulted from the origination of new SBA non-affiliate investments period over period. In addition, during the six months ended June 30, 2017, we recognized $1,493,000 of interest income related to accrued non-performing interest owed by two borrowers who paid their accrued interest balances in full.
Dividend Income

(in thousands)	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016	Change
Universal Processing Services of Wisconsin, LLC (UPSW)	$3,500	$2,800	$700
Premier Payments LLC (Premier)	825	900	(75)
Newtek Technology Solutions, Inc. (NTS)	—	660	(660)
International Professional Marketing, Inc. (IPM)	350	—	350
Small Business Lending, LLC (SBL)	100	400	(300)
The Secure CyberGateway, LLC	—	26	(26)
Total dividend income	$4,775	$4,786	$(11)
Dividend income was flat period over period. We earned $3,500,000 of dividend income from UPSW, representing a $700,000 increase over dividend income earned during the six months ended June 30, 2016. We also earned $350,000 of dividend income from IPM, a new wholly-owned controlled portfolio company. These increases were offset by decreases in dividend income earned from Premier, NTS and SBL. Dividend income is dependent on portfolio company earnings. Current quarter dividend income may not be indicative of future period dividend income.

NSBF Servicing Portfolio and Related Servicing Income
The following table represents NSBF originated servicing portfolio and servicing income earned for the six months ended June 30, 2017 and 2016:

(in thousands):	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016	Change
Total NSBF originated servicing portfolio (1)	$1,054,583	$845,126	$209,457
Total servicing income earned	$3,369	$3,030	$339
(1) Of this amount, the total average NSBF originated portfolio earning servicing income was $741,785,000 and $602,463,000 for the six months ended June 30, 2017 and 2016, respectively.
The increase in servicing income was attributable to the increase in total portfolio investments for which we earn servicing income. The portfolio earning servicing income increased $139,322,000 period over period. The increase was a direct result of increased investments in SBA non-affiliate investments from June 30, 2017 to June 30, 2016.
Other Income
Other income relates primarily to legal, packaging, prepayment, and late fees earned from SBA loans. The increase was related to an increase in legal and packaging fees earned as a result of the larger dollar volume of loans funded.
Expenses:

(in thousands)	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016	Change
Expenses:
Salaries and benefits	$9,631	$6,973	$2,658
Interest	5,147	3,463	1,684
Depreciation and amortization	185	125	60
Professional fees	1,449	1,712	(263)
Origination and servicing	2,653	2,653	—
Other general and administrative costs	3,605	4,552	(947)
Total expenses	$22,670	$19,478	$3,192
Salaries and Benefits

Salaries and benefits increased $2,658,000 primarily due to an increase in headcount at NSBF. The additional headcount relates primarily to employees performing loan processing, loan closing or loan servicing functions as a result of the increase in loan originations.

During the six months ended June 30, 2017, we recognized $752,000 of stock-based compensation expense related to the grant of restricted stock awards in 2016. No stock-based compensation expense was recognized during the six months ended June 30, 2016.
Interest Expense
The following is a summary of interest expense by facility for the six months ended June 30, 2017 and 2016:

(in thousands)	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016	Change
Notes payable - Securitization trusts	$2,803	$1,879	$924
Bank notes payable	360	447	(87)
Notes due 2022	353	354	(1)
Notes due 2021	1,581	579	1,002
Notes payable - related parties	40	177	(137)
Other	10	27	(17)
Total interest expense	$5,147	$3,463	$1,684

In April 2016, we issued $40,250,000 of 7.0% Notes due 2021 (the “2021 Notes”). We incurred $1,581,000 in related interest expense during the six months ended June 30, 2017 on the 2021 Notes. During the six months ended June 30, 2016, we incurred only a partial quarter worth of interest expense.

Interest expense related to Notes payable - Securitization trusts increased as a result of an additional securitization transaction completed in November 2016.
Professional Fees
Professional fees consist of audit and accounting, legal and other consulting fees. The decrease in professional fees was attributed to a one time consulting fee incurred at NSBF during the six months ended June 30, 2016 which did not recur during the six months ended June 30, 2017. The decrease was also attributed to a decrease in audit and accounting fees period over period.
Other General and Administrative Costs
Other general and administrative costs include managed IT services, marketing, rent and other costs. In April 2016 we moved our headquarters to Lake Success, New York and vacated our space in West Hempstead, New York. During the six months ended June 30, 2016, we incurred a loss of $1,487,000 related to the remaining liabilities under the lease. No such expense was incurred during the six months ended June 30, 2017. This was offset by $674,000 of bad debt expense related to amounts owed from a related party.
Net Realized Gains and Net Unrealized Appreciation and Depreciation

Net realized gains or losses on investments are measured by the difference between the net proceeds from the repayment or sale and the cost basis of our investments without regard to unrealized appreciation or depreciation previously recognized and includes investments charged off during the period, net of recoveries. Net realized gains for the six months ended June 30, 2017 and 2016 were $17,599,000 and $13,820,000, respectively. Realized losses were $43,000 and $0 during the six months ended June 30, 2017 and 2016, respectively. The net change in unrealized appreciation or depreciation on investments primarily reflects the change in portfolio investment fair values during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

Net Realized Gains on SBA Non-Affiliate Investments

	Six Months Ended
	June 30, 2017		June 30, 2016
(in thousands)	# of Debt Investments	$ Amount	# of Debt Investments	$ Amount
SBA non-affiliate investments funded during the period	217	$159,169	199	$131,884
SBA guaranteed non-affiliate investments sold during the period	205	$120,884	189	$93,718
Realized gains recognized on sale of SBA guaranteed non-affiliate investments	—	$17,642	—	$13,791
Average sale price as a percent of principal balance (1)	—	112.24%	—	112.28%

(1) Realized gains greater than 110.00% must be split 50/50 with the SBA in accordance with SBA regulations. The realized gains recognized above reflects amounts net of split with the SBA.

Net Unrealized Appreciation (Depreciation) on Investments

(in thousands)	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016	Change
Net unrealized appreciation on SBA guaranteed non-affiliate investments	$50	$768	$(718)
Net unrealized appreciation (depreciation) on SBA unguaranteed non-affiliate investments	1,261	(549)	1,810
Net unrealized (depreciation) appreciation on controlled investments	(1,743)	5,724	(7,467)
Change in provision for deferred taxes on unrealized gains and losses on investments	410	(2,441)	2,851
Net unrealized depreciation on non-control/non-affiliate investments	—	(43)	43
Net unrealized depreciation on credits in lieu of cash and notes payable in credits in lieu of cash	—	(1)	1
Total net unrealized (depreciation) appreciation on investments	$(22)	$3,458	$(3,480)

Net unrealized appreciation on SBA guaranteed non-affiliate investments relates to guaranteed portions of SBA debt investments made which the Company sells into a secondary market. Unrealized appreciation of SBA guaranteed investments represents the fair value adjustment to the cost basis of the guaranteed portions of loans to reflect the expected sale price of those loans. Unrealized depreciation represents the reversal of unrealized appreciation when the loans are sold.

The increase in net unrealized appreciation (depreciation) on SBA unguaranteed non-affiliate investments was driven by an increase in the Prime Rate and assumed Prime Rate increases combined with a decrease in the discount rate on non-performing SBA unguaranteed investments. The Prime Rate increased from 3.50% to 4.25% period over period. The discount rate on non-performing SBA unguaranteed investments decreased from 7.32% to 5.71%.

Net Unrealized (Depreciation) Appreciation on Controlled Investments

(in thousands)	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016	Change
Universal Processing Services of Wisconsin, LLC (UPSW)	$1,000	$3,700	$(2,700)
Newtek Technology Solutions, Inc. (NTS)	(2,559)	—	(2,559)
Premier Payments LLC (Premier)	—	3,247	(3,247)
CDS Business Services, Inc. (NBCS)	2,750	(225)	2,975
PMTWorks Payroll, LLC (PMT)	(2,045)	—	(2,045)
Small Business Lending, LLC (SBL)	(800)	(1,000)	200
The Secure CyberGateway, LLC	—	2	(2)
Titanium Asset Management LLC	(42)	(43)	1
Excel WebSolutions, LLC	(47)	—	(47)
Total net unrealized (depreciation) appreciation	$(1,743)	$5,681	$(7,424)

The primary driver of the increase of NBCS was a result of growth in its SBA 504 lending program and growth in Account Receivable and Inventory Financing programs. The decreases of NTS, PMT and SBL were the result of weaker than projected financial performance.

Provision for Deferred Taxes on Unrealized Appreciation of Investments

Certain consolidated subsidiaries are subject to U.S. federal and state income taxes. These taxable subsidiaries are not consolidated with the Company for income tax purposes, but are consolidated for GAAP purposes, and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. We recognized a benefit from deferred taxes of $410,000 related to unrealized depreciation of certain controlled portfolio companies during the six months ended June 30, 2017. During the six months ended June 30, 2016, we recognized a provision for deferred taxes of $2,441,000 related to unrealized appreciation of certain controlled portfolio companies.

Liquidity and Capital Resources
Overview

Our liquidity and capital resources are derived from our Capital One Facility, Notes payable - related parties, 2021 Notes, 2022 Notes, securitization transactions and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our borrowings and the proceeds from the turnover of our portfolio and from public and private offerings of securities to finance our investment objectives. We may raise additional equity or debt capital through both registered offerings off a shelf registration, including “At-The-Market”, or ATM, and private offerings of securities.

Public Offerings

ATM Program

In March 2017, we entered into an ATM equity distribution agreement with JMP Securities LLC, Compass Point Research & Trading, LLC, and Ladenburg Thalmann & Co. (each a “Placement Agent” and collectively, the “Placement Agents”). The equity distribution agreement provides that we may offer and sell up to 2,900,000 shares of common stock from time to time through the Placement Agents. During the six months ended June 30, 2017, we sold 140,000 shares of our common stock at a weighted average price of $17.56 per share. Proceeds, net of offering costs and expenses were $2,409,000. The Company may offer up to an additional 2,760,000 shares of common stock under the ATM.

We intend to use the net proceeds for funding investments in debt and equity securities in accordance with our investment objective and strategies. Additionally, we may use net proceeds for general corporate purposes, which include funding investments, repaying any outstanding indebtedness, acquisitions and other general corporate purposes.

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

The Base Indenture, as supplemented by the Second Supplemental Indenture, contains certain covenants including covenants requiring the Company to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act, to comply with (regardless of whether it is subject to) the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act as in effect immediately prior to the issuance of the 2021 Notes, and to provide financial information to the holders of the 2021 Notes and the Trustee if the Company should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by the First Supplemental Indenture. The Base Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding 2021 Notes may declare such 2021 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. At June 30, 2017, the Company was in compliance with all covenants related to the 2021 Notes.

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

The Base Indenture, as supplemented by the First Supplemental Indenture, contains certain covenants including covenants requiring the Company to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act, to comply with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act, and to provide financial information to the holders of the 2022 Notes and the Trustee if the Company should no longer be subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by the Second Supplemental Indenture. The Base Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding 2022 Notes may declare such 2022 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. At June 30, 2017, the Company is in compliance with all covenants related to the 2022 Notes.

Capital One Facilities

In May 2016, NSBF amended its Capital One facility to increase the facility from $50,000,000 to $100,000,000 and provided a reduction in interest rates. The interest rate on the portion of the facility, collateralized by the government guaranteed portion of SBA 7(a) loans, is set at Prime minus 0.25% (previously Prime plus 1.00%), and there is a quarterly facility fee equal to 0.25% on the unused portion of the revolving credit calculated as of the end of each calendar quarter. The interest rate on the portion of the facility, collateralized by the non-guaranteed portion of SBA 7(a) loans, is set at Prime plus 0.75% (previously Prime plus 1.875%), and there is a quarterly facility fee equal to 0.25% on the unused portion of the revolving credit calculated as of the end of each calendar quarter. The facility provides for a 55% advance rate on the non-guaranteed portions of the SBA 7(a) loans NSBF originates, and a 90% advance rate on the guaranteed portions of SBA 7(a) loans NSBF originates. In addition, the amendment extended the date on which the facility will convert to a term loan from May 16, 2017 to May 11, 2020 and extended the maturity date of the facility to May 11, 2022.

In June 2015, NSBF amended the existing facility to eliminate the fixed charge coverage ratio in exchange for a debt service ratio, new EBITDA minimums, the elimination of restrictions on the our ability to pay dividends to shareholders, as well as the release of the guarantees of our former subsidiaries (now treated as portfolio companies).

At June 30, 2017, we had $19,000,000 and $21,045,000 outstanding under the unguaranteed and guaranteed lines of credit, respectively. At June 30, 2017, we were in full compliance with all applicable loan covenants.

Notes Payable - Related Parties

In June 2015, the Company entered into an unsecured revolving line of credit agreement with UPSW and NTS. Maximum borrowings under the line of credit were $38,000,000. In June 2017, the agreement was amended to increase maximum borrowings under the line to $50,000,000. The outstanding balance bears interest at a rate equal to a) LIBOR plus (b) 6% or at a rate equal to (y) the greater of the Prime Rate or 3.5% plus (z) 5%. At June 30, 2017, the line of credit bears interest at a rate of 7.13%. The amended revolving line of credit has a maturity date of June 21, 2021. Outstanding borrowings at June 30, 2017 were $15,741,000.

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
In November 2016, NSBF completed its seventh securitization which resulted in the transfer of $56,073,000 of unguaranteed portions of SBA loans to the Newtek Small Business Loan Trust, Series 2016-1 (the “2016-1 Trust”).  The 2016-1 Trust in turn issued securitization notes for the par amount of $53,444,000, consisting of $43,632,000 Class A notes and $9,812,000 of Class B notes, against the assets in a private placement. The Class A and Class B notes received an “A” and “BBB+” rating by S&P, respectively, and the final maturity date of the notes is February 2042.

Share Repurchase Plan

On November 21, 2016 the Company announced that its Board approved a new share repurchase program under which the Company may repurchase up to 200,000 of the Company’s outstanding common shares on the open market. This program terminated on May 21, 2017.

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
Note Repurchase Plan

The Company had a program which allowed it to repurchase up to 10%, or $832,400 in aggregate principal amount, of its 7.5% Notes due 2022 and up to 10%, or $4,025,000 in aggregate principal amount, of its 7.0% Notes due 2021 through open market purchases, including block purchases, in such manner as will comply with the provisions of the 1940 Act and the Exchange Act. The program terminated on May 21, 2017. The Company did not make any repurchases under this program during the six months ended June 30, 2017.

Cash Flows and Liquidity
As of June 30, 2017, the Company’s unused sources of liquidity consisted of $21,475,000 available through the Capital One facility; $20,812,000 available through notes payable with related parties; $3,550,000 in unrestricted cash and $35,000 in money market funds.

Restricted cash of $23,594,000 as of June 30, 2017 is primarily held at NSBF. The majority, or $22,843,000 of restricted cash includes reserves in the event payments are insufficient to cover interest and/or principal with respect to securitizations, loan principal and interest collected which are due to loan participants and a reserve established as part of a voluntary agreement with the SBA.

The Company generated and used cash as follows:

(in thousands)	Six months ended June 30, 2017	Six months ended June 30, 2016
Net cash (used in) provided by operating activities	$(54,754)	$5,068
Net cash used in investing activities	(284)	(255)
Net cash provided by (used in) financing activities	56,537	(5,900)
Net increase (decrease) in cash and cash equivalents	1,499	(1,087)
Cash and cash equivalents, beginning of period	2,051	4,308
Cash and cash equivalents, end of period	$3,550	$3,221
During the six months ended June 30, 2017, operating activities used cash of $54,754,000, consisting primarily of (i) an increase in broker receivables which arise from the guaranteed portions of SBA 7(a) loans that were traded but had not settled before period end and represent the amount of cash due from the purchasing broker; the amount varies depending on loan origination volume and timing of sales at period end, (ii) $159,169,000 of SBA 7(a) loan investments (iii) $11,030,000 of advances to NBCS under a revolving line of credit (iv) $9,752,000 of cash paid in connection with our investment in IPM, (v) a $3,821,000 purchase of an SBA 7(a) loan from the SBA, (vi) a $3,255,000 non-control/non-affiliate investment and (vii) a decrease in restricted cash of $1,614,000. These decreases were offset by (i) $138,526,000 of proceeds from the sale of SBA 7(a) investments and (ii) $21,067,000 of principal payments received from controlled and non-affiliate investments.
Net cash provided by financing activities was $56,537,000 consisting primarily of (i) net proceeds $37,042,000 from the sale of 2,857,500 shares of common stock, (ii) net proceeds of $2,409,000 from the sale of 140,000 shares of common stock under an ATM program, (iii) net borrowings of $34,945,000 from our Capital One lines of credit and (iv) $14,341,000 of proceeds under a related party revolving line of credit. These increases were offset by (i) $13,067,000 of dividend payments and (ii) $17,516,000 of principal payments related to securitizations.
Contractual Obligations
The following chart represents the Company’s significant obligations and commitments as of June 30, 2017:

(in thousands)	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Bank notes payable	$40,045	$21,045	$19,000	$—	$—
Securitization notes payable (1)	103,487	—	—	—	103,487
Notes due 2022 (1)	8,324	—	—	—	8,324
Notes due 2021 (1)	40,250	—	—	40,250	—
Notes payable - related parties	15,741	—	—	15,741	—
Employment agreements	900	600	300	—	—
Operating leases (2)	13,040	1,039	3,091	2,298	6,612
Totals	$221,787	$22,684	$22,391	$58,289	$118,423
(1) Amounts represent principal only and are not shown net of unamortized deferred financing costs. See Note 7.
(2) Minimum payments have not been reduced by minimum sublease rentals of $687,000 due in the future under non-cancelable subleases.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions, and would distribute such taxable income in the next tax year. The Company would then pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and six months ended June 30, 2017 and 2016, no U.S. federal excise taxes were due.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the unrealized gains generated by the investments held by the Taxable Subsidiaries. Such deferred tax liabilities were $5,575,000 and $5,983,000 at June 30, 2017 and December 31, 2016, respectively and are recorded as deferred tax liabilities on the condensed consolidated statements of assets and liabilities. The change in deferred tax liabilities is included as a component of net realized and unrealized gains in the condensed consolidated statements of operations.
New Accounting Standards

In November 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force),” which requires that the statement of cash flow explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those periods. Early adoption is permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements and disclosures.

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

Off Balance Sheet Arrangements
There were no off balance sheet arrangements as of June 30, 2017.
Recent Developments

Effective as of July 3, 2017, the Company eliminated the position of Chief Information Officer (“CIO”), and consolidated the CIO function within the Company's Information Technology Department in Lake Success, NY. As a result of the foregoing elimination and consolidation, Nilesh Joshi, CIO, left the Company effective July 3, 2017. In addition, the Company created the position of Director of Information Technology and retained Jesse H. Davis in this position.
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
We do not have significant exposure to changing interest rates on invested cash (includes cash and cash equivalents, restricted cash and money market funds) which was approximately $27,179,000 at June 30, 2017. We do not purchase or hold derivative financial instruments for trading purposes. All of our transactions are conducted in U.S. dollars and we do not have any foreign currency or foreign exchange risk. We do not trade commodities or have any commodity price risk.
We believe that we have placed our demand deposits, cash investments and their equivalents with high credit-quality financial institutions. Invested cash is held almost exclusively at financial institutions of high credit quality. The Company invests cash not held in interest free checking accounts or bank money market accounts mainly in U.S. Treasury only money market instruments or funds and other investment-grade securities. As of June 30, 2017, cash deposits in excess of insured amounts totaled approximately $12,013,000.
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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.

In the ordinary course of business, the Company and its wholly-owned portfolio companies may from time to time be party to lawsuits and claims. The Company evaluates such matters on a case by case basis and its policy is to contest vigorously any claims it believes are without compelling merit. The Company is not currently involved in any litigation matters.

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

NEWTEK BUSINESS SERVICES CORP.

Date: August 7, 2017	By:	/S/ BARRY SLOANE
Barry Sloane
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2017	By:	/S/ JENNIFER EDDELSON
Jennifer Eddelson
Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)