Form 10-Q/A
period 2017-11-08
Newtek Business Services Corp.
filed 2017-11-08
CIK 1587987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(AMENDMENT NO.1)

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

EXPLANATORY NOTE

Newtek Business Services Corp. is filing this Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A”) to amend its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 (the “Form 10-Q”), originally filed with the Securities and Exchange Commission on November 7, 2017. This Form 10-Q/A is being filed to correct typographical errors related to portfolio company names in the Consolidated Schedule of Investments as of September 30, 2017 in the Form 10-Q. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Item 1. “Financial Statements,” of Part I. “Financial Information,” of the Form 10-Q is hereby amended and restated in its entirety. This 10-Q/A does not amend or otherwise update any other information in the Form 10-Q. This Form 10-Q/A should be read in conjunction with the Form 10-Q. This Form 10-Q/A has not been updated to reflect events that occurred after the date of the Form 10-Q.

Updated certifications of our principal executive officer and principal financial officer are included as exhibits to this Form 10-Q/A.

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

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS (UNAUDITED)
(In Thousands)

Nine Months Ended September 30, 2017
Increase in net assets:
Net investment loss	$(4,965)
Net realized gains on investments	27,537
Net change in unrealized depreciation on investments	(59)
Net change in unrealized depreciation on servicing assets	(1,601)
Net increase in net assets	20,912
Distributions to common stockholders:
Dividends to common stockholders from net investment income	(6,151)
Distributions to stockholders from net realized gains	(14,686)
Total distributions to stockholders	(20,837)
Capital share transactions:
Issuance of common stock under dividend reinvestment plan	475
Stock-based compensation expense	904
Issuance of common stock in connection with investment in International Professional Marketing, Inc.	1,000
Purchase of vested stock for employee payroll tax withholding	(644)
Issuance of common stock, net of offering costs	44,708
Net increase in net assets from capital share transactions	46,443
Total increase in net assets	46,518
Net assets at beginning of period	209,094
Net assets at end of period (includes $3,069 of distributions in excess of net investment income)	$255,612
Common shares outstanding at end of period	17,750
Capital share activity:
Shares issued under dividend reinvestment plan	30
Shares issued in connection with public offerings	3,043
Shares issued in connection with investment in International Professional Marketing, Inc.	61
Purchase of vested stock for employee payroll tax withholding	(38)
Restricted shares issued under Equity Incentive Plan, net of forfeitures	10
Net increase in capital activity	3,106

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (In Thousands)
	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Cash flows from operating activities:
Net increase in net assets	$20,912	$21,016
Adjustments to reconcile net increase in net assets to net cash used in operating activities:
Net unrealized depreciation (appreciation) on controlled investments	2,243	(10,362)
Net unrealized appreciation on non-affiliate investments	(1,438)	(1,516)
Net unrealized depreciation on servicing assets	1,602	1,341
Realized gains on non-affiliate investments	(27,668)	(23,299)
Realized losses on non-affiliate investments	131	763
Loss on lease	249	1,335
Amortization of deferred financing costs	1,075	921
Change in fair value of contingent consideration liabilities	748	—
Deferred income taxes	(745)	4,469
Depreciation and amortization	292	209
Purchase of loan from SBA	(3,821)	(2,057)
Purchase of SBA 7(a) loan portfolio	(175)	—
Funding of controlled investments	(27,000)	(6,175)
Funding of non-control/non-affiliate investments	(3,255)	(1,020)
Originations of SBA guaranteed non-affiliate investments	(200,620)	(166,212)
Principal payments received from controlled investments	12,332	1,800
Principal payments received from non-control/non-affiliate investments	3,255	910
Return of investment from controlled investment	50	—
Proceeds from sale of SBA guaranteed non-affiliate investments	217,016	183,452
Originations of SBA unguaranteed non-affiliate investments	(62,185)	(51,567)
Payments received on SBA non-affiliate investments	20,327	15,336
Other, net	1,139	527
Changes in operating assets and liabilities:
Net decrease in investments in money market funds	26	—
Broker receivable	(22,601)	10,588
Due to/from related parties	780	542
Other assets	437	470
Accounts payable, accrued expenses and other liabilities	(133)	1,300
Change in restricted cash	(4,585)	(1,923)
Capitalized servicing assets	(4,447)	(3,919)
Other, net	(80)	23
Net cash used in operating activities	(76,139)	(23,048)
Cash flows from investing activities:
Purchase of fixed assets	(345)	(294)
Cash flows from financing activities:
Net borrowings on bank lines of credit	61,046	20,819

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (In Thousands)
	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Net borrowings on related party line of credit	19,141	1,753
Repurchase of common stock under share repurchase plan	—	(866)
Proceeds from common shares sold, net of offering costs	44,708	—
Purchase of vested stock for employee payroll tax withholding	(644)	—
Proceeds from Notes due 2021	—	40,250
Dividends paid	(20,836)	(22,168)
Payments on Notes Payable - Securitization Trusts	(23,414)	(16,297)
Change in restricted cash related to securitization trusts	(1,172)	11
Additions to deferred financing costs	(480)	(1,740)
Other, net	(1)	(10)
Net cash provided by financing activities	78,348	21,752
Net increase (decrease) in cash and cash equivalents	1,864	(1,590)
Cash and cash equivalents—beginning of period	2,051	4,308
Cash and cash equivalents—end of period	$3,915	$2,718

Supplemental disclosure of cash flow activities:
Non-cash operating, investing and financing activities:
Reduction of credits in lieu of cash and notes payable in credits in lieu of cash balances due to delivery of tax credits	$—	$652
Foreclosed real estate acquired	$212	$387
Issuance of common shares in connection with investment in International Professional Marketing, Inc.	$1,000	$—
Issuance of common stock under dividend reinvestment plan	$477	$588
Fixed assets acquired from tenant improvement allowance	$—	$1,288

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Performing SBA Unguaranteed Investments (1)
Dan Cline Transport Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	9/29/2030	$1,005.5	$1,005.5	$895.1	0.35%
Lone Star Hardware and Home Decor, LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/29/2027	72.5	72.5	62.8	0.02%
Threads of Time LLC	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	9/29/2042	137.5	137.5	136.6	0.05%
Miechella Suzette Decker	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/29/2042	100.0	100.0	105.6	0.04%
Harco Metal Products Inc	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	9/29/2042	489.0	489.0	467.3	0.18%
SSN GROUP LLC and Dockside Steel Processing LLC	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/29/2042	1,250.0	1,250.0	1,264.9	0.49%
Sashshel Corporation	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/29/2042	212.5	212.5	224.4	0.09%
Dr Richard Rolle JR, PLLC dba Rolle Oral & Facial Surgery PLLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/29/2042	875.0	875.0	864.0	0.34%
Cagwin Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	9/29/2042	325.0	325.0	336.8	0.13%
Pets A Go Go LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/28/2042	198.1	198.1	202.6	0.08%
Rhode Island Tennis Management LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2042	550.0	550.0	545.3	0.21%
Nicholson Lumber Co Inc.	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/28/2030	215.0	215.0	211.5	0.08%
National Media Services, Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/28/2027	18.8	18.8	16.2	0.01%
Rhode Island Tennis Management LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2042	383.0	383.0	379.7	0.15%
Moreno Brother's Inc.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/28/2027	15.0	15.0	12.9	0.01%
Complete Care IT LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/27/2027	15.0	15.0	12.9	0.01%
Technologist Inc	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/27/2027	434.5	434.5	411.9	0.16%
Inspirations Food Design, Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/26/2042	466.0	466.0	468.5	0.18%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Rollins Construction & Trucking LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	9/26/2027	341.3	341.3	332.0	0.13%
JPS Arthur Kill Rd Bakery Corp dba Aunt Butches of Brooklyn	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/22/2027	22.5	22.5	19.6	0.01%
KB Waterjet Cutting LLC	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/22/2027	10.2	10.2	9.3	—%
Magnation Corporation	Utilities	Term Loan	Prime plus 2.75%	9/22/2027	50.0	50.0	50.8	0.02%
Sallee Pro-Custom Fabrication Shop LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/21/2027	9.0	9.0	9.2	—%
Excel, RP Inc.	Machinery Manufacturing	Term Loan	Prime plus 2.75%	9/20/2027	100.0	100.0	92.2	0.04%
Denek Contracting Inc and Denek Leasing LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/20/2042	209.8	209.8	221.5	0.09%
Max Home Deliveries, Inc	Couriers and Messengers	Term Loan	Prime plus 2.75%	9/20/2027	80.8	80.8	73.8	0.03%
CR Park Incorporated dba Define Body and Mind	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/20/2027	100.0	27.5	26.8	0.01%
Sound Manufacturing, Inc. & Monster Power Equipment, Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/20/2027	200.0	200.0	189.1	0.07%
Alpha Preparatory Academy LLC	Social Assistance	Term Loan	Prime plus 2.75%	9/20/2042	162.5	162.5	160.7	0.06%
Montessori Community School	Social Assistance	Term Loan	Prime plus 2.75%	9/20/2042	391.5	391.5	380.8	0.15%
NY Tent LLC & NY Tent Parent, LLC dba Tent Company of New York	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/20/2027	1,027.5	1,027.5	978.6	0.38%
Imagine By Carleen, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/20/2027	7.5	7.5	7.3	—%
Alexander Pierce Corporation	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/20/2042	625.0	625.0	621.9	0.24%
Venus Pizza, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/20/2042	91.3	91.3	96.3	0.04%
Insight Diagnostic Technologist Services	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/20/2027	302.8	302.8	271.7	0.11%
Commonwealth Diagnostics International, Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/20/2027	1,250.0	1,250.0	1,271.2	0.50%
Stone's Construction and Remodeling, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/19/2027	5.3	5.3	4.5	—%
CIS BIG DOG, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/19/2027	61.3	61.3	61.1	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Party By Design Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/18/2042	1,205.0	1,205.0	1,188.4	0.46%
Li Family Spokane LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/15/2042	384.5	384.5	395.6	0.15%
SD Kickboxing LLC dba CKO Kickboxing Dan Diego	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/15/2027	40.0	40.0	36.0	0.01%
Clark Realty LLC	Real Estate	Term Loan	Prime plus 2.75%	9/15/2027	62.5	62.5	57.3	0.02%
Inglis Food Mart Inc.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/15/2027	22.5	22.5	22.3	0.01%
Clinton Food Market LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	9/15/2042	262.5	262.5	262.1	0.10%
Tarleton & Family Landscaping, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/15/2027	83.8	83.8	74.7	0.03%
Alaska Motor Home Inc	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/13/2027	331.5	331.5	285.7	0.11%
Fox Valley Rentals & Investments, LLC	Food Services and Drinking Places	Term Loan	Prime plus 3.75%	9/13/2027	7.5	7.5	7.5	—%
Nails By Mercede LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/13/2027	14.3	14.3	13.3	0.01%
Town & Country Transportation Co. and Popco, LLC.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/12/2042	168.8	168.8	178.2	0.07%
Rajbai Maa Inc. dba Nara Lounge	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/12/2042	388.1	388.1	375.6	0.15%
Morgan Lynn Kerstetter dba Catherine School of Dance	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/11/2027	7.5	7.5	7.6	—%
Health & Performance Center, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/11/2027	20.4	20.4	17.6	0.01%
Foxtail, LLC and Tottly New Services Corp	Social Assistance	Term Loan	Prime plus 2.75%	9/8/2042	291.3	291.3	291.8	0.11%
Desert Ribs, LLC and Famous Charlie, LLC and Famous Freddie, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/8/2042	1,250.0	1,250.0	1,177.4	0.46%
Echelon Planning Group, LLC dba Echelon Financial Services	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	9/8/2027	7.5	7.5	7.3	—%
South Fulton Landscape & Nursery, Inc.	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/7/2042	100.0	100.0	105.6	0.04%
Crazy Beatz Productions LLC	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 3.75%	9/7/2027	5.3	5.3	5.0	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Dreaming Big Learning Center Inc	Social Assistance	Term Loan	Prime plus 2.75%	9/5/2042	367.8	367.8	368.2	0.14%
Big Coop's Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	9/1/2027	100.0	100.0	93.8	0.04%
Blue Eagel Transport Inc	Couriers and Messengers	Term Loan	Prime plus 2.75%	8/31/2027	383.5	383.5	330.6	0.13%
Evernook Valley Milk LLC	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	8/31/2042	642.5	642.5	639.5	0.25%
Bark Life, Inc.	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	8/31/2027	22.5	22.5	19.4	0.01%
The Pink Alli, LLC dba The Alli	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	8/30/2027	18.0	18.0	16.1	0.01%
Busby Outdoor LLC	Real Estate	Term Loan	Prime plus 2.75%	8/29/2042	700.0	700.0	631.0	0.25%
Busby Outdoor LLC	Real Estate	Term Loan	Prime plus 2.75%	8/29/2042	550.0	550.0	495.8	0.19%
Lake County Tow LLC	Support Activities for Transportation	Term Loan	Prime plus 2.75%	8/25/2042	87.5	87.5	87.0	0.03%
Parlay Disributors LLC	Educational Services	Term Loan	Prime plus 2.75%	8/25/2027	112.5	112.5	98.5	0.04%
InUSA Ventures Inc dba InUSA Services	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	8/24/2027	25.0	25.0	21.5	0.01%
Genuine Ventures LLC and Seaweed Ventures LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/24/2030	557.8	557.8	521.4	0.20%
R & R Strength & Conditioning Corp dba Crossfit Light House Point	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/23/2042	82.5	82.5	87.1	0.03%
Delicias de Minas Restaurant, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/22/2027	206.3	206.3	201.2	0.08%
The Holder Grooup LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/22/2027	7.5	7.5	6.5	—%
L&V Auto Sales, Inc.	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	8/21/2027	18.0	18.0	18.3	0.01%
M.E. Interiors LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/21/2027	16.5	16.5	14.2	0.01%
Damiano Global Corp	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/21/2027	22.5	22.5	21.1	0.01%
Tier1Solutions, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/18/2027	18.8	18.8	16.8	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Tony Herring & Associates, Inc	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	8/17/2027	7.5	7.5	6.5	—%
Chester's World Enterprise LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/16/2027	22.5	22.5	20.3	0.01%
D'Amato & Sons Construction, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/11/2027	8.3	8.3	7.5	—%
HTP LLC dba Hot Tomatoes Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/11/2027	11.3	11.3	10.5	—%
Roundhay Partners LLC and Roundhay Farming LLC	Crop Production	Term Loan	Prime plus 2.75%	8/8/2042	912.5	912.5	830.5	0.32%
Splashlight LLC, Splashlight Photographic and Digital Studios, LLC	Management of Companies and Enterprises	Term Loan	Prime plus 2.75%	8/7/2027	500.0	500.0	446.8	0.17%
L & J Corporate Services Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/4/2027	7.5	7.4	6.5	—%
Furniture Masters Limited Liability Company	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/3/2027	9.0	9.0	7.8	—%
HMG Strategy LLC,	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/2/2027	50.0	50.0	43.1	0.02%
Hope Health Care, LLC	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	7/31/2027	10.5	10.4	9.0	—%
Bowl Mor LLC dba Bowl Mor Lanes	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/31/2027	7.5	7.5	6.4	—%
Royal Blue Investments, Inc. and Cleland Pharmacy LLC	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	7/31/2042	53.0	52.9	54.7	0.02%
Raffi's Inc dba Atlantic Auto Center	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/31/2027	14.3	14.2	14.1	0.01%
Sharon G McMillen, MA Psychologist, Inc.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/28/2027	18.6	18.5	15.9	0.01%
Work of Heart Inc.dba Little Nest Portraits	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/28/2027	50.0	21.4	18.7	0.01%
HQTRONIC LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	7/27/2027	22.5	22.4	19.3	0.01%
Oberon IT, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/26/2027	218.7	217.5	198.7	0.08%
Gilles Peress Studio LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/25/2027	62.5	62.1	53.6	0.02%
Ocean Trans LLC	Truck Transportation	Term Loan	Prime plus 2.75%	7/21/2027	37.5	37.3	32.1	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Obok LLC	Food Manufacturing	Term Loan	Prime plus 2.75%	7/21/2027	12.0	11.9	11.1	—%
Lil Tots' Learning Center LLC	Social Assistance	Term Loan	Prime plus 2.75%	7/21/2042	47.5	47.4	47.2	0.02%
Nova Solutions, Inc.	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	7/19/2027	25.0	24.9	24.3	0.01%
Webb Eye Associates, PA	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/19/2027	73.8	73.3	69.5	0.03%
Matrix Z LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 3.75%	7/19/2027	7.5	7.5	7.6	—%
Aitheras Aviation Group, LLC, Aitheras Aviation Group, LLC	Air Transportation	Term Loan	Prime plus 2.75%	7/18/2027	825.0	819.9	711.5	0.28%
Wildflour Bakery & Cafe, LLC	Food Manufacturing	Term Loan	Prime plus 2.75%	7/17/2027	22.5	22.4	22.7	0.01%
Florida Home and Kitchen LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/14/2027	12.0	11.9	10.3	—%
Koep Companies dba Pipestone True value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	7/14/2042	326.5	326.1	318.4	0.12%
Rocks Auto Exchange LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	7/13/2027	15.0	14.9	12.9	0.01%
McCord Holdings, Inc. dba Fast Signs 176101	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/7/2027	18.7	18.6	16.4	0.01%
Thrifty Market Inc dba Thrifty Foods	Food and Beverage Stores	Term Loan	Prime plus 2.75%	7/6/2027	102.5	101.9	92.1	0.04%
New Chicago Wholesale Bakery Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	6/30/2027	15.0	14.8	14.2	0.01%
The Country House Restaurant, LLC and Pelton Real Estate, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2042	50.0	49.9	51.4	0.02%
Qycell Corporation	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/30/2027	76.3	75.4	76.6	0.03%
Bone Bar & Grill LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2042	73.5	73.4	75.0	0.03%
J. T. O'Neill Company, L.L.C	Real Estate	Term Loan	Prime plus 2.75%	6/30/2027	15.0	14.8	12.8	0.01%
Hamilton & Associates Real Estate and Investments Firm LLC	Real Estate	Term Loan	Prime plus 2.75%	6/30/2042	54.0	53.9	54.5	0.02%
J&M Civil Construction Services LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/30/2027	100.0	98.8	85.1	0.03%
BQRS, Inc. DBA Gresham Meineke Car Care Center	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/30/2027	62.5	61.8	54.3	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
JWH Designs, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/30/2027	106.3	105.0	90.4	0.04%
Safeguard Construction Company, Inc.	Construction of Buildings	Term Loan	Prime plus 2.75%	6/30/2027	76.3	75.4	64.9	0.03%
Veola's Day Spa and Wellness Center Inc.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/30/2027	9.1	9.0	8.1	—%
Steigelbauer Associates Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2027	309.0	305.4	310.4	0.12%
Best Bees Company	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	6/29/2027	22.5	22.2	19.2	0.01%
Greensboro Plastic Surgical Associates, PA	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/29/2042	578.0	576.9	572.0	0.22%
Ocean Trans LLC and Dehal Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	6/29/2027	602.5	595.5	512.9	0.20%
HG Ventures, Inc. dba Diamond Head Trucking	Truck Transportation	Term Loan	Prime plus 2.75%	6/29/2030	1,006.7	1,000.4	870.4	0.34%
Malhame & Company Publishers & Importers Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/29/2027	90.0	89.1	76.9	0.03%
Intellixion LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/29/2027	3.7	3.7	3.2	—%
Oakhill Farms, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2030	100.0	99.2	101.0	0.04%
ElKareh Brothers Investment, LLC (OC) Best Choice Meats Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/29/2027	448.7	443.5	450.8	0.18%
Miguel Fernando Borda PA dba BGR Dental	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/29/2027	50.0	49.4	44.2	0.02%
Foxhop Fitness, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/28/2027	91.3	91.3	79.4	0.03%
Akal Express Inc. dba Truck Trailer Service Stop	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/28/2042	60.0	59.8	61.9	0.02%
Old Dominion Transportation Group, Inc.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	6/28/2027	1,133.9	1,121.1	987.3	0.39%
Citibin, Inc.	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	6/27/2027	125.0	123.5	106.4	0.04%
Auxiliary Systems Inc.,Sharrick Company, LLC & KMN, LLC	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	6/27/2030	245.3	243.3	241.9	0.09%
WB Cleaners Inc. DBA $2.75 Cleaners	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/27/2027	22.5	22.2	21.9	0.01%
Four Seasons Laser Center Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/26/2042	216.3	216.3	215.8	0.08%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Ains Holding Company, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/26/2027	1,175.0	1,161.7	1,023.7	0.40%
Rustic LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/23/2042	18.8	18.7	16.8	0.01%
Vella Construction Enterprises, Inc. dba Vella Construction	Construction of Buildings	Term Loan	Prime plus 2.75%	6/23/2027	22.5	22.2	19.2	0.01%
Northern Industries, LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/23/2042	57.8	57.6	60.8	0.02%
Birches Group, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/22/2027	50.0	49.4	42.6	0.02%
Tarver-Henley Inc. and Tar-Hen LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/21/2042	320.0	319.2	316.6	0.12%
704 Meat Center Inc. dba El Mercado and La Plaza Mercado	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/20/2042	175.0	174.5	180.4	0.07%
Sanabi Investment ,,LLC dba Oscar's Moving and Storage	Truck Transportation	Term Loan	Prime plus 2.75%	6/20/2027	124.0	122.6	111.2	0.04%
Scarlet Spartan Inc.dba FastSigns of Brighton	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/19/2027	55.0	55.0	48.5	0.02%
Don G. Timpton DDS & Associates PA and Indsaad Properties,LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/16/2042	400.0	399.0	383.4	0.15%
JAM Media Solutions, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/15/2027	62.5	61.8	53.2	0.02%
All Regional Recyclers of Wood LLC dba ARROW,Superior Carting, LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/15/2042	314.0	313.3	309.2	0.12%
Tele Tax Express Inc., El Rancho Paiso, LLC and Nestor Romero	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/14/2042	92.5	92.3	94.9	0.04%
Susan Hughes dba Aloha Junction B and B	Accommodation	Term Loan	Prime plus 2.75%	6/14/2042	62.5	61.9	65.3	0.03%
ESA 365 Corp and Lucathor Realty LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/14/2042	22.5	22.4	22.7	0.01%
Hull's Kitchen, LLC and HK Too, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/14/2042	96.3	96.2	100.8	0.04%
Yachting Solutions LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/12/2027	118.8	117.4	110.2	0.04%
Refoleen Inc dba Spice and Tea Exchange	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/8/2027	3.5	3.5	3.0	—%
Earth First Recycling, LLC and 191 Clark Road, LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/5/2027	354.5	352.3	351.6	0.14%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Skydive California, LLC	Educational Services	Term Loan	Prime plus 2.75%	6/2/2027	55.0	54.5	55.4	0.02%
SCW, LLC dba Arthur Murray Dance Studio	Educational Services	Term Loan	Prime plus 2.75%	6/2/2042	146.0	145.6	145.6	0.06%
Speaker City, Inc.and Speaker Town, LLC dba Rollin Thunder	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/1/2042	45.6	45.5	46.3	0.02%
Sage Oil LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	5/31/2027	22.5	22.1	19.0	0.01%
Impact Grounds Maintenance and Design, Inc.dba Impact Landscaping	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/31/2042	79.4	79.2	82.1	0.03%
Ricnet III, Inc. dba Edible Arrangements	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/31/2027	15.0	14.6	12.8	0.01%
Funtime, LLC and Universal Entertainment Group LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/31/2027	66.2	65.1	57.0	0.02%
Haroon Baig,Inc.dba US1 Petrol	Gasoline Stations	Term Loan	Prime plus 2.75%	5/31/2042	264.0	263.0	277.5	0.11%
Eagle Wood Works LLC	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	5/26/2027	12.0	11.8	10.8	—%
Hurricane Group, Inc.	Other Information Services	Term Loan	Prime plus 2.75%	5/26/2027	75.0	73.7	63.5	0.02%
Mitchell Auto Repair, LLC and and C&M Mitchell, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/26/2042	193.2	193.0	197.3	0.08%
Swantown Inn & Spa LLC	Accommodation	Term Loan	Prime plus 2.75%	5/26/2042	116.0	28.4	30.0	0.01%
Chet Lemon Enterprises LLC dba All American Sports	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/26/2042	792.5	789.4	833.0	0.33%
Demand Printing Solutions Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/25/2027	213.3	209.5	197.3	0.08%
Beyond Waves A Unique Salon LLC and Lori Ann Carlson	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/25/2027	15.0	14.7	12.8	0.01%
Jung Design Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/25/2027	9.0	8.8	7.6	—%
Locavore LLC dba Paloma Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/25/2027	50.0	49.1	43.9	0.02%
Abdul Naushad MD PC dba Advanced Pain Centers	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/25/2042	393.8	392.2	403.0	0.16%
Shaffer Automotive Repair, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/24/2030	135.8	134.1	125.5	0.05%
Juliador Resources LLC DBA Cue Hair Salon and Skin Care	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/24/2027	22.5	22.1	19.0	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Innovim, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/24/2027	337.5	331.5	285.5	0.11%
Southeast Recycling, LLC and Southeast Land Holdings LLC dba 67 Motor	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	5/23/2042	181.4	180.7	188.8	0.07%
Gill Express Inc. and Gill Express 2 LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/23/2042	338.7	337.4	333.6	0.13%
Prestige Construction of Florida, LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	5/23/2042	336.4	335.1	326.1	0.13%
Enfield Tractor & Equipment Co.	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/19/2027	296.3	291.2	278.7	0.11%
PS Camping, Inc. dba Prospectors RV Resort	Accommodation	Term Loan	Prime plus 2.75%	5/19/2042	257.7	256.7	269.3	0.11%
GEM2K, LLC dba Precision Precast Group	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	5/19/2027	162.5	159.6	143.2	0.06%
Hayden Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	5/19/2027	262.5	257.9	237.8	0.09%
Tres K Deli,Grocery,Fruit and Meat Inc.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/19/2027	8.3	8.1	7.5	—%
Iron Men Home Repair, Inc. and Ironmen House Lifting Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/19/2042	582.5	580.2	585.6	0.23%
J Harris Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	5/19/2027	19.5	19.2	18.2	0.01%
New Image Building Services, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/18/2027	150.8	148.1	132.4	0.05%
Bay Car Wash LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2042	120.7	120.3	121.7	0.05%
Mr. B's Bicycles & Mopeds, Inc.	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	5/18/2042	146.7	146.2	146.7	0.06%
Waterford Plumbing Co, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/18/2027	50.0	49.1	43.1	0.02%
Computech Computers Inc.	Educational Services	Term Loan	Prime plus 2.75%	5/17/2027	50.0	49.1	42.3	0.02%
Arco Electrical Contractors Inc. dba Arco Construction Group	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/16/2027	360.0	353.6	325.1	0.13%
5 Stars Learning Center Inc	Social Assistance	Term Loan	Prime plus 2.75%	5/16/2042	61.8	61.5	61.9	0.02%
Batter & Company,LLC dba Batter Co. Dessert Collection	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/16/2027	53.8	52.8	46.5	0.02%
Band Sawn Lumber,LLC and Nathan Ryan Adams	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	5/15/2042	113.8	113.3	111.6	0.04%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Keys Armored Express, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/12/2027	40.0	39.3	35.3	0.01%
Sanderson Distribution Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	5/12/2027	10.5	10.3	8.9	—%
SG Linke LLC	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	5/12/2027	108.3	108.3	106.3	0.04%
B G F Bobby Q's Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/11/2027	7.5	7.4	7.2	—%
Estelle Finkel Educational Associates,LLC	Educational Services	Term Loan	Prime plus 2.75%	5/11/2027	118.7	117.8	101.5	0.04%
Labmates,LLC	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	5/10/2027	100.0	98.2	93.9	0.04%
NHS, LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/9/2027	88.5	86.9	78.2	0.03%
NHS, LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/9/2042	21.9	21.8	20.5	0.01%
Innovation Transport, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	5/9/2027	86.3	84.7	80.0	0.03%
1872 Rosecrans, LLC dba Goodbar	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/9/2027	62.5	62.2	54.0	0.02%
Arclay ,LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	5/5/2030	145.9	144.1	132.8	0.05%
Benchmark Building, Inc.	Construction of Buildings	Term Loan	Prime plus 2.75%	5/5/2027	22.5	22.1	19.0	0.01%
Cable Management LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	5/3/2027	59.6	58.5	54.9	0.02%
Fine Arts Center of Easley, Inc. dba Midtown Music	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	5/2/2042	116.3	116.1	122.5	0.05%
Zahmel Restaurant Suppliers Corp dba Cash & Carry	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	4/28/2027	88.8	86.6	75.6	0.03%
Love and Glory Learning Center, Inc.	Social Assistance	Term Loan	Prime plus 2.75%	4/28/2042	78.0	77.6	77.1	0.03%
Georgia Productions Services LLC	Rental and Leasing Services	Term Loan	Prime plus 2.75%	4/28/2027	91.2	89.1	81.8	0.03%
JMA Inc. dba Primecut and Mezzo; Primecut at Marquee	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/27/2042	222.5	221.3	233.6	0.09%
Sneads Ferry Foods, Inc. dba DQ Grill & Chill	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/27/2042	618.3	330.0	348.2	0.14%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Asheville's Fun Depot, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/26/2027	87.5	85.4	86.8	0.03%
Carl Joseph Johnston dba Viking Transport	Truck Transportation	Term Loan	Prime plus 2.75%	4/26/2027	53.3	31.8	30.1	0.01%
Resident Research, LLC	Other Information Services	Term Loan	Prime plus 2.75%	4/24/2027	100.0	97.6	84.1	0.03%
Getting Even LLC dba The Zoo Health Club	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/21/2027	7.5	7.3	6.6	—%
Ralph's Hair Salon, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/21/2042	50.0	49.7	50.6	0.02%
M.E. Interiors LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/20/2027	139.2	135.9	117.0	0.05%
MJ and M Home Improvements LLC DBA House Doctors	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/20/2027	20.5	20.0	17.6	0.01%
Condron Brothers LLC DBA Luv 2 Play	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/19/2027	116.0	116.0	105.0	0.04%
Affordable Auto Transport LLC	Truck Transportation	Term Loan	Prime plus 2.75%	4/17/2027	12.8	12.4	11.6	—%
Carpeteria (Markarian) Co.	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	4/13/2027	132.8	129.7	128.6	0.05%
Bloomer Machine & Fab, Inc and Dale Stertz Properties	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	4/13/2042	205.5	204.4	210.6	0.08%
Butternuts Beer and Ale LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	4/12/2027	73.7	72.0	73.2	0.03%
Citizens Lanes, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/31/2042	619.4	616.1	648.1	0.25%
The Altitude Group, LLC and Core Home Security, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/31/2027	50.0	48.6	41.4	0.02%
Golden Hen Inc. dba Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/31/2027	64.8	62.9	54.4	0.02%
Shelter Harbor Inn, Inc.	Accommodation	Term Loan	Prime plus 2.75%	3/31/2042	207.5	206.4	217.1	0.08%
Landmark Ventures USA, Inc.	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	3/31/2027	187.5	182.1	155.4	0.06%
MIT LLC	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/31/2042	87.5	87.0	91.6	0.04%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Applied Integrated Technologies, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/31/2027	125.0	121.4	103.7	0.04%
Bear Trail Lodge LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/31/2042	552.5	549.6	571.2	0.22%
KWG Industries LLC dba Peterson & Marsh Metal Industries	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/30/2027	30.0	29.1	28.4	0.01%
Sea Smoke Barbeque, Corp and Danwen LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/30/2042	236.5	233.6	235.0	0.09%
Signature Rooms, Inc dba Gallery Furniture	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	3/30/2042	495.8	493.1	514.8	0.20%
Schafer Fisheries Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	3/30/2042	258.6	251.5	257.2	0.10%
Douglas K. Soderblom . dba Loma Linda Optometry	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/29/2027	100.0	97.1	87.3	0.03%
Discount Price, LLC dba Robert's Market	Gasoline Stations	Term Loan	Prime plus 2.75%	3/29/2042	206.3	205.2	208.2	0.08%
First Sail Group Inc. and Omen Board Industires LLC	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/29/2027	20.0	19.4	17.8	0.01%
Gauri Hospitality Group LLC dba Microtel Inns & Suites by Wyndham	Accommodation	Term Loan	Prime plus 2.75%	3/29/2042	1,056.3	1,050.6	1,096.2	0.43%
H and H Hotshot Services, Inc. dba AA Hotshot & Logistics	Couriers and Messengers	Term Loan	Prime plus 2.75%	3/29/2030	97.5	95.6	82.5	0.03%
New England Country Day School, Inc. and Thomas D. Walker	Social Assistance	Term Loan	Prime plus 2.75%	3/28/2042	362.8	362.6	364.1	0.14%
American Pharmaceutical Innovation Company, LLC	Chemical Manufacturing	Term Loan	Prime plus 2.75%	3/28/2027	30.0	29.1	25.0	0.01%
Heil & Hornik LLC dba Elysium Tennis	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/27/2042	928.6	923.6	921.1	0.36%
Pecos Entertainment LLC dba State Theater and Pecos Inn LLC	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	3/27/2042	582.9	137.2	144.3	0.06%
Ericon Inc. dba Quik Pik	Gasoline Stations	Term Loan	Prime plus 2.75%	3/24/2027	62.5	60.7	58.3	0.02%
Robert Dixon PA dba Law Offices of Robert Dixon	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/24/2042	435.5	424.2	443.0	0.17%
Denton Bio Fuels LLC and American Bio Source LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/23/2027	59.3	57.5	52.3	0.02%
Color Graphic Press, Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/23/2027	120.0	116.5	118.0	0.05%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
JBK Truck Trailer and Bus Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/23/2042	88.8	78.8	79.5	0.03%
Executive Fitness & Nutrition Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/23/2027	20.3	19.7	19.2	0.01%
Baton Rouge Cargo Services Inc. and 6507 Westport, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	3/22/2042	643.0	639.6	656.4	0.26%
Vehicle Safety supply LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/21/2027	22.5	21.8	18.7	0.01%
J Sivilis LLC dba Pet Wants	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/17/2027	12.3	12.0	10.5	—%
Reservoir International LLC	Educational Services	Term Loan	Prime plus 2.75%	3/16/2027	100.0	97.1	89.8	0.04%
The Purple Cow House of Pancake Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/16/2042	162.5	160.9	169.2	0.07%
Texcor, Inc.dba Texas Corral,Texas Coral Restaurants II, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/16/2027	300.0	291.4	295.2	0.12%
Alive Design, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/13/2027	22.5	22.0	18.8	0.01%
1MTX LLC and Sunrise Transportation and Logistics, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	3/13/2027	702.8	683.0	583.0	0.23%
Dwayne Bernard Tate	Truck Transportation	Term Loan	Prime plus 2.75%	3/10/2027	10.5	10.2	9.3	—%
Elegant Occasions, LLC dba E Productions	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/10/2042	588.2	586.1	587.5	0.23%
Anthony LLC dba Star of Woodward Market	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/9/2042	115.0	114.5	120.4	0.05%
E & P Holdings 1 LLC and Evans & Paul Unlimited Corp.	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	3/9/2027	125.0	121.4	106.1	0.04%
Allegro Assisted Living Of Texas	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	3/6/2027	96.0	93.2	94.4	0.04%
Robbie E. Bakery and Cafe LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/3/2027	62.5	60.7	51.8	0.02%
Podium Auto Sales Inc and RRS Property, LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/3/2042	90.7	90.3	89.8	0.04%
SSI Refrigerated Express Inc. and Robert M Stallone dba SSI Express	Truck Transportation	Term Loan	Prime plus 2.75%	2/28/2027	235.5	227.3	194.1	0.08%
Weeping Willow Kennels, Inc and Aileen N Black	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2042	140.0	139.1	141.5	0.06%
Getting Even LLC dba The Zoo Health Club	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2027	96.3	92.9	82.7	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Total Document Solutions Inc and,TDS Services, LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	2/27/2030	312.5	305.1	279.9	0.11%
Teracore Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/27/2027	163.7	158.0	134.9	0.05%
John Finn Associates LLC, Greenslate LLC, Finn Technology, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/27/2027	675.0	651.3	623.5	0.24%
McNally Enterprises Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	2/27/2027	65.0	62.7	55.8	0.02%
B & J Bicycle Shop Inc.	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	2/24/2027	15.0	14.5	14.7	0.01%
3W Enterprises LLC	Textile Product Mills	Term Loan	Prime plus 2.75%	2/24/2042	81.8	81.2	81.5	0.03%
TMJ Pizza Mesa LLC dba Rosati's Pizza Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/24/2027	106.3	103.7	96.4	0.04%
Victorian Restaurant and Tavern, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/22/2042	107.5	106.8	104.7	0.04%
DER Services, LLC dba A.K.A. Sports	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	2/17/2042	40.0	39.8	41.8	0.02%
Bike Slug, LLC, Bike Slug Holdings Inc. and Seven Rivers Group ,LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/17/2027	19.5	18.8	16.1	0.01%
Ameritube, LLC and Ravone Properties, LLC	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	2/14/2042	185.0	183.8	193.4	0.08%
R&S Barnes Enterprises, Inc. dba Massage Envy Spa	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/10/2027	93.8	90.5	78.2	0.03%
Baton Rouge Cargo Services Inc. and 2808 Court Street, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	2/10/2042	247.5	245.8	252.3	0.10%
Sushiya Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/10/2027	18.8	18.1	16.0	0.01%
Select Propane & Fuel Inc. and Select Fuel & Convenience LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	2/10/2030	1,250.0	1,222.6	1,121.1	0.44%
Maximo Canot dba Wash and Dry Laundrymat	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/10/2042	137.5	136.7	140.7	0.06%
Marvic Enterprises Inc dba Jordan's Liquor	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/10/2042	219.0	217.6	221.8	0.09%
Harrison Logging Company LLC	Forestry and Logging	Term Loan	Prime plus 2.75%	2/9/2027	106.3	102.5	92.6	0.04%
8 Minute Oil Change Auto Repair & Tire Center and Jumir L.L.C.	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/7/2042	327.5	325.5	319.9	0.13%
Christopher Borgia	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/6/2027	12.9	12.5	10.8	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Splashlight LLC, Splashlight Photographic & Digital Studios LLC	Management of Companies and Enterprises	Term Loan	Prime plus 2.75%	2/2/2027	750.0	723.8	641.9	0.25%
DBMS Consulting, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/1/2042	185.0	183.8	180.6	0.07%
Brandco, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/31/2027	43.7	41.9	35.8	0.01%
Chidlren's House Learning, Inc and Tarps Investment Group	Social Assistance	Term Loan	Prime plus 2.75%	1/31/2042	321.3	319.1	319.5	0.12%
Grand Center Inn L.P. dba Grand Center Inn	Accommodation	Term Loan	Prime plus 2.75%	1/31/2027	15.0	14.4	14.6	0.01%
AP6 LLC and Amishp LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/30/2042	127.5	107.8	113.4	0.04%
Fave Realty, Inc.	Real Estate	Term Loan	Prime plus 2.75%	1/30/2042	54.5	54.1	54.8	0.02%
ZMKNY Tires Inc dba Houston International Tires	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	1/27/2042	107.5	106.8	112.3	0.04%
House of Bread & Coffee Corp dba Casa Do Pao	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/27/2042	176.0	135.7	131.9	0.05%
SRC Publishing LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	1/27/2027	22.5	21.6	18.4	0.01%
Return to Excellence Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	1/27/2027	17.7	17.0	17.2	0.01%
Sideways Sports Lounge and Jonathan E. McGrew and Patricia C. McGrew	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/23/2027	18.0	17.3	14.7	0.01%
Fox Valley Rentals & Investments LLC and Brian M Tomaszewski	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/20/2042	42.5	42.2	42.0	0.02%
Rhone Wolf Vineyard LLC, Goldline Brands Inc. and Myka Cellars, Inc.	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	1/19/2030	250.4	243.4	224.5	0.09%
Jolibe LLC and Jolibe Atelier LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/18/2027	10.5	10.1	8.9	—%
Eickmann Management Group LLC dba Jimmy Johns of Dundee	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/17/2027	93.7	93.0	91.3	0.04%
Ramjay Inc.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	1/13/2027	435.0	420.4	381.1	0.15%
Fullbro Trust dba Menemsha Blues	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	1/13/2027	22.5	21.6	21.9	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Echelon Enterprises, Inc	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	1/10/2027	50.0	48.0	48.6	0.02%
Fort Smith Wings Inc. dba Wing Stop	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/28/2026	19.5	18.6	16.6	0.01%
Sand Hill Associates, Ltd. dba Charlie O's Tavern on the Point	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/27/2041	419.9	417.1	412.2	0.16%
Joshua L. Baker	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	12/23/2026	15.7	15.0	12.8	0.01%
Jacliff Investments Inc. dba International health Technologies	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	12/23/2026	125.0	119.1	101.6	0.04%
New Image Building Services, Inc.dba The Maids Servicing Oakland	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/21/2026	43.8	41.7	37.0	0.01%
Chestnut Street Associates, LLC and Metropolitan Solutions, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/19/2041	275.0	272.3	261.6	0.10%
Means Enterprises LLC dba FastFrame Frisco	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/16/2026	22.5	21.4	18.6	0.01%
Soon Im. Chin dba Stan C-Store	Gasoline Stations	Term Loan	Prime plus 2.75%	12/15/2041	212.5	210.4	217.6	0.09%
Sempco, Inc.	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/15/2041	42.0	41.6	43.7	0.02%
Allied Welding Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2041	750.0	744.7	731.9	0.29%
Ericon, Inc. dba Quik Pik	Gasoline Stations	Term Loan	Prime plus 2.75%	12/15/2041	332.2	329.5	328.3	0.13%
White Hawk Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	12/15/2026	1,097.7	1,047.7	893.6	0.35%
Elita 7, LLC	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	12/15/2041	712.5	705.5	718.9	0.28%
New Chicago Wholesale Bakery, Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	12/15/2041	452.7	448.3	442.6	0.17%
Techni-Pro Institute LLC	Educational Services	Term Loan	Prime plus 2.75%	12/15/2026	190.0	181.0	159.2	0.06%
Trison Enterprises Inc.dba Lee's Automotive	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/14/2041	407.5	403.5	407.7	0.16%
Cardinal Homes Inc. and Bret A Berneche	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	12/14/2041	121.3	120.0	125.9	0.05%
HMG Strategy, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/14/2026	50.0	47.6	40.6	0.02%
D and E Hardware Co. and D and E Pump Sales and Service	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/14/2041	528.6	523.4	520.2	0.20%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Cardinal Homes Inc,.Alouette Holdings Inc.	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	12/14/2026	1,071.3	1,020.5	1,032.9	0.40%
AGG Management Team LLC dba Chevron	Gasoline Stations	Term Loan	Prime plus 2.75%	12/14/2041	287.5	284.7	299.3	0.12%
Wayfarer Bicycle LLC	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	12/13/2041	92.5	91.6	89.1	0.03%
Success Advertising Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/13/2041	466.5	461.9	478.5	0.19%
Roast Beef Levittown LLC dba Arby's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/13/2026	465.0	447.7	453.1	0.18%
Queen Express LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	12/13/2041	187.5	185.6	192.5	0.08%
Recycling Revolution,LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/9/2041	92.2	91.3	90.7	0.04%
Myndshft Technologies LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/9/2026	775.0	738.3	657.7	0.26%
Mack Team Enterprises Inc.dba The UPS Store #6815	Couriers and Messengers	Term Loan	Prime plus 2.75%	12/9/2026	20.4	19.4	17.4	0.01%
^New Life Hospital LLC	Hospitals	Term Loan	Prime plus 2.75%	12/8/2041	1,195.5	1,184.9	1,245.8	0.49%
Imagine By Carleen Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/8/2041	52.5	52.0	52.1	0.02%
Hanson's Greeks LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/8/2026	11.3	10.7	10.8	—%
Yachting Solutions LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/7/2029	71.2	68.9	65.1	0.03%
T and B Boots Inc dba Takken's Shoes	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	12/7/2026	100.0	95.7	89.5	0.04%
Lan Doctors, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/7/2026	237.5	226.2	222.1	0.09%
Lilo Holdings LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/5/2026	15.9	15.1	13.7	0.01%
^The Lake Shore Hospitality Inc dba Dowagiac Baymont Inn & Suites	Accommodation	Term Loan	Prime plus 2.75%	12/5/2041	352.5	349.6	360.6	0.14%
^Ericon, Inc.	Gasoline Stations	Term Loan	Prime plus 2.75%	12/1/2041	726.0	720.2	721.4	0.28%
Noso Development LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	12/1/2026	75.0	71.4	60.9	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Quick Ship, LLC	Couriers and Messengers	Term Loan	Prime plus 2.75%	11/30/2026	10.5	9.9	8.5	—%
^Pebble Wood Lane, LLC and Good Sam's Assisted Living Resiidence,LLC	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	11/30/2041	67.5	66.7	70.2	0.03%
Sharaz Shah DBA Thomas Jewelers	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	11/30/2026	8.1	7.7	6.5	—%
Choe Trading Group, Inc.dba Rapid Printers of Monterey	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/30/2026	22.5	21.3	20.9	0.01%
Studio Find It Georgia, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/30/2026	7.5	7.1	6.2	—%
RD Management, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/30/2026	213.8	202.3	174.8	0.07%
Imaginarium Foods LLC,	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2042	376.7	370.5	376.2	0.15%
B4 Fitness LLC dba The Zoo Health Club	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/30/2026	22.5	21.3	19.0	0.01%
^Usman Jalil, LLC dba Food Mart	Gasoline Stations	Term Loan	Prime plus 2.75%	11/29/2041	233.2	230.7	223.6	0.09%
Honor Mansion, Inc.	Accommodation	Term Loan	Prime plus 2.75%	11/29/2026	87.5	82.8	83.8	0.03%
Access Staffing, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/29/2026	1,125.0	1,064.6	908.0	0.36%
Merchant Coterie, Inc.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	11/23/2026	125.0	118.3	100.9	0.04%
CRK Mens, LLC dba Spiff for Men	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/23/2026	106.3	100.7	87.8	0.03%
WPN Recycling Company LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/23/2026	22.5	21.3	21.5	0.01%
Hafa Adai Signs and Graphics LLC dba Fastsigns of Auburn -#281901	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/23/2026	60.0	56.8	49.1	0.02%
Rognes Corp dba RTS	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	11/22/2026	389.2	366.9	335.5	0.13%
Bouquet Restaurant LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/22/2041	125.0	123.6	124.6	0.05%
^J.B.K Truck Trailer and Bus Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/22/2041	435.0	430.1	428.7	0.17%
6E Technologies LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/22/2026	175.0	163.8	150.9	0.06%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Broms Asset Management LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	11/22/2026	125.0	118.3	100.9	0.04%
Skaggs RV Outlet LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/21/2026	100.0	94.6	95.8	0.04%
Catherine Christine Morin dba Purr-Fect Pets	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/17/2026	18.7	17.7	15.1	0.01%
Stratmar Systems Inc dba Stratmar Retail Services	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/16/2026	68.5	64.8	65.6	0.03%
Hoosier Health Plus, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/15/2026	125.0	118.3	111.4	0.04%
^J. A. Kohlhepp Sons, Inc. dba Kohlhepp's True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/10/2041	446.0	440.9	451.4	0.18%
Hackensack Steel Corporation and Luzerne Ironworks Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/10/2026	239.2	226.3	228.9	0.09%
^Panther Ironworks and Rigging Solutions LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/10/2026	151.3	143.1	131.2	0.05%
^J. A. Kohlhepp Sons, Inc. dba Kohlhepp's True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/10/2026	188.7	178.6	176.9	0.07%
MIK LLC dba Firehouse Subs	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/9/2026	200.0	192.9	166.8	0.07%
^Rich's Food Stores LLC dba Hwy 55 of Wallace	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/9/2026	43.7	41.4	38.6	0.02%
^Dyer Properties, LLC	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	11/9/2041	240.3	237.5	234.5	0.09%
^Big Apple Entertainment Partners LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/9/2026	175.0	165.6	141.2	0.06%
^Bovill Creative,LLC	Real Estate	Term Loan	Prime plus 2.75%	11/9/2041	281.2	278.2	292.5	0.11%
Surgarloaf Concepts LLC dba Fat Biscuit	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/8/2026	168.8	165.0	167.0	0.07%
^Fine Line Interiors, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/4/2041	87.5	82.4	86.7	0.03%
131 Miles LLC and Ohm Shubh Laxmi, LLC. dba Mr Hero	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/3/2041	127.5	125.1	127.8	0.05%
^Veracruz Shabo, LLC; Waterfalls Quick Lube LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/1/2041	118.7	117.9	120.3	0.05%
Glocecol LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/1/2026	75.0	70.9	71.8	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Middlesex Auto Sales Corp	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/31/2041	125.0	123.5	126.3	0.05%
^Moolchan Enterprises LLC dba Staying Green	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2026	18.1	17.1	16.1	0.01%
^Bloomquist Communications Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2026	60.0	56.4	48.1	0.02%
^Woodstock Enterprises Corp dba True Scent Candle Co.	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	10/31/2041	88.8	87.7	85.4	0.03%
^Patina Investment, Inc and Ram & Sons, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/27/2041	175.0	172.8	181.6	0.07%
Elite Structures Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/27/2029	225.0	218.3	212.7	0.08%
^FibAire Communications, LLC	Telecommunications	Term Loan	Prime plus 2.75%	10/27/2026	107.5	101.0	92.7	0.04%
^Bonita Stone LLC and Castone Creations Inc	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	10/25/2041	264.4	261.0	259.9	0.10%
^Empire Processor Services Inc. and Verrazano Wholesale Dist., Inc.	Nonstore Retailers	Term Loan	Prime plus 2.75%	10/25/2026	131.2	123.4	124.9	0.05%
Blakeslee Arpaia Chapman Inc and Chapman Construction Services LLC	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	10/24/2026	425.0	399.5	398.7	0.16%
Eco Vehicle Systems LLC	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	10/21/2026	955.5	898.9	900.9	0.35%
Worldwide Estate, Inc. dba Washington Heights Manor	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	10/21/2041	225.0	221.7	233.1	0.09%
^Gold Wind Logistics LLC	Truck Transportation	Term Loan	Prime plus 2.75%	10/20/2041	175.0	173.4	182.3	0.07%
^Speaker City, Inc. dba Rollin Thunder	Electronics and Appliance Stores	Term Loan	Prime plus 2.75%	10/14/2041	125.0	123.4	125.6	0.05%
^Maine Service Corp	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	10/13/2026	206.3	192.5	180.6	0.07%
^Justin Partlow	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	10/13/2026	19.5	18.3	15.6	0.01%
^Reliable Recovery Services LLC	Support Activities for Transportation	Term Loan	Prime plus 2.75%	10/7/2026	112.5	105.7	96.3	0.04%
^Ailky Corporation	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	10/3/2026	250.0	235.0	206.0	0.08%
^Wyspen Corporation dba Charlestown Ace	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	10/3/2026	36.0	33.8	28.9	0.01%
^MegaPhase, LLC	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	9/30/2026	150.0	139.9	135.1	0.05%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Seaway LLC and Reklaw LLC dba Allure Lounge	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2041	137.5	135.4	142.3	0.06%
^JJA Transportation Management Inc.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2026	52.5	49.0	41.7	0.02%
^Adelwerth Bus Corp.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2041	242.8	239.3	237.0	0.09%
Adelwerth Bus Corporation, Transportation Leasing Corp.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2029	654.0	624.3	601.6	0.24%
Vision Automotive LLC dba Vision Chrysler Jeep Dodge Ram of Defiance	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/29/2029	671.5	640.3	600.1	0.23%
^Las Casuelas Del Este Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/29/2041	800.0	791.6	814.7	0.32%
^Thunderdome Racing Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/29/2026	19.0	17.8	17.6	0.01%
^Graphics,Type and Color Enterprises Inc dba Clubflyers.com and GTC Med	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	9/28/2041	850.0	836.9	879.5	0.34%
^Paragon Global, LLC and Paragon Fabricators Inc and Paragon Field Services	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/28/2041	405.8	400.1	382.5	0.15%
^Beadon Inc	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/28/2026	22.5	21.0	21.0	0.01%
^CNC Precision Machine, Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/28/2041	1,250.0	1,235.9	1,236.2	0.48%
^CD Game Exchange Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/28/2026	22.5	21.0	17.9	0.01%
Paragon Fabricators Inc, Paragon Field Services, Inc and Paragon Global	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/28/2026	648.0	608.3	559.8	0.22%
^Kyle M Walker DDS,PC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/27/2026	217.8	204.7	180.1	0.07%
Reynolds Fence & Guardrail Inc.	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/27/2026	629.6	587.1	560.5	0.22%
^Luna Nueva LLC dba Bio Builders	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/27/2026	15.0	14.0	12.4	—%
^Luv 2 Play Nor Cal, LLC dba Luv 2 Play	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/27/2026	52.5	49.0	43.8	0.02%
^Sarah S Olelewe MD Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/26/2041	292.4	288.5	289.4	0.11%
^TPFC,LLC dbaThe Picture Frame Company	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/26/2041	58.8	57.9	58.1	0.02%
^Ridge Road Equestrian LLC dba Ricochet Ridge Ranch	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	9/26/2026	9.0	8.4	8.3	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^PeopleBest Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/26/2026	15.0	14.0	11.9	—%
^Mr. Mulch, Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/23/2041	405.7	399.5	375.3	0.15%
^B4 Fitness LLC dba The Zoo Health Club	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/23/2026	87.5	81.6	72.7	0.03%
^InformationTelevision Network Inc	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	9/22/2041	836.8	825.5	858.5	0.34%
^GRA Financial Services Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/22/2026	12.0	11.2	9.5	—%
^Wrecking Crew Media LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/21/2026	50.0	46.6	39.7	0.02%
^Cuppiecakes LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/21/2041	22.5	22.2	22.2	0.01%
^Benoit's Towing and Recovery LLC	Support Activities for Transportation	Term Loan	Prime plus 2.75%	9/20/2026	12.0	11.2	9.7	—%
^Consulting Solutions Inc. and Mark Luciani	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/20/2026	22.5	21.0	19.8	0.01%
^Brittany Burns LLC dba Dreams Come True	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/19/2026	12.9	12.0	12.2	—%
^Eyncon LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/16/2041	50.0	49.2	49.9	0.02%
^Tresa S.Parris dba Wagging Tails Grooming	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/16/2026	8.0	7.6	6.5	—%
^The Merrin Group LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/15/2026	175.0	163.2	157.0	0.06%
^Rich's Food Stores LLC dba Hwy 55 of Wallace	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/14/2026	145.5	135.9	126.7	0.05%
^Atlantic Alarm Systems and Services LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/14/2026	15.4	14.4	12.7	—%
^Metropet Dog Center, Inc	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/13/2041	109.2	107.6	109.3	0.04%
^Marquis Cattle Company	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	9/13/2026	50.0	47.1	47.6	0.02%
^Bingham Enterprises, Inc and Full Belli Deli and Sausage Company	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/12/2041	82.5	81.2	79.6	0.03%
^Artisan Infrastructure Holdings, LLC	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	9/7/2026	125.0	116.6	99.3	0.04%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^SRA Mechanicial Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/6/2041	43.8	43.1	45.1	0.02%
^Sandia Enterprises Inc dba Massage Envy Spa	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/6/2026	62.5	58.3	49.7	0.02%
^Animal Intrusion Prevention Systems Holding Company, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/30/2026	125.0	115.9	101.5	0.04%
^Suncrest Stone Products LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	8/29/2026	586.7	543.4	487.2	0.19%
^Suncrest Stone Products LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	8/29/2041	649.6	638.7	595.9	0.23%
^Clark Realty LLC	Real Estate	Term Loan	Prime plus 2.75%	8/29/2041	237.5	233.5	224.8	0.09%
^Raem Corporation dba Dryclean Express	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/29/2041	72.5	71.3	74.0	0.03%
^Warren Dale Warrington dba Custom Paint and Body	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/26/2041	101.2	99.5	101.8	0.04%
^TAGR Inc dba Miami Grill 137and John Nakis	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/26/2026	106.8	98.9	86.6	0.03%
^Albert Basse Associates Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	8/25/2026	62.5	57.9	58.4	0.02%
^Avery Management Inc. dba Whetstone Upholstery	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/25/2026	10.6	9.9	8.4	—%
^Dean Technology Inc	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	8/25/2041	387.1	380.6	397.1	0.16%
^Rosmel Pools Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/25/2026	22.5	20.8	18.2	0.01%
^Tabadesa Associates Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/25/2026	22.5	20.8	17.8	0.01%
^TR Companies LLC dba True Value Rental and Liberty Rental 4 U	Rental and Leasing Services	Term Loan	Prime plus 2.75%	8/25/2026	90.0	83.4	71.1	0.03%
Sambella Holdings, LLC and Strike Zone Entertainment Center LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/24/2041	500.0	492.0	513.3	0.20%
^Tim's Tire & Automotive Center, LLC	Support Activities for Transportation	Term Loan	Prime plus 2.75%	8/16/2026	816.6	768.3	697.1	0.27%
^Luv 2 Play Temecula, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/15/2026	60.0	55.6	47.4	0.02%
Bear Creek Entertainment LLC dba The Woods at Bear Creek	Accommodation	Term Loan	Prime plus 2.75%	8/12/2041	437.5	390.8	387.5	0.15%
^2 Cool Beans LLC dba Menchies's Frozen Yogurt	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/11/2026	82.5	76.4	65.1	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Grayson O Company	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	8/10/2041	625.0	614.5	641.0	0.25%
^Charal Investments LLC dba Orange Theory Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/10/2026	87.5	81.0	69.1	0.03%
^PCNKC Inc dba Plato's Closet	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	8/10/2026	18.7	3.0	2.9	—%
^Paul Belanger dba Paul Belanger Landscaping	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/9/2026	15.0	13.9	11.8	—%
^Nicolette Reiser dba Comfort & Balance	Personal and Laundry Services	Term Loan	Prime plus 2.75%	7/29/2041	75.0	73.6	75.2	0.03%
^USA General Investment LLC dba Braniff Paint and Body Shop	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/29/2026	22.5	20.7	18.2	0.01%
^The Hungry Rhino LLC	Real Estate	Term Loan	Prime plus 2.75%	7/29/2041	76.2	74.9	74.9	0.03%
^303 Tower Drive LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/29/2041	400.3	392.9	404.0	0.16%
^Little Tree Huggers Child Care LLC	Social Assistance	Term Loan	Prime plus 2.75%	7/29/2041	140.0	137.4	144.2	0.06%
^676 Club LP dba The Green Door Tavern/The Drifter	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/28/2041	670.0	657.7	682.3	0.27%
^KJCKD Inc dba Camelot Print & Copy Centers/Copy A Second	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/28/2041	587.0	576.2	579.4	0.23%
^Big Apple Entertainment Partners LLC dba Ripley's Believe It or Not	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/28/2026	300.0	275.9	235.1	0.09%
^MacIver Corporation dba Division Camera	Rental and Leasing Services	Term Loan	Prime plus 2.75%	7/28/2026	1,250.0	1,149.6	1,086.0	0.42%
^J And G Group Services LLC and United Vending of Florida Inc.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	7/28/2026	31.5	29.6	26.5	0.01%
^Intrepid Trinity LLC	Nonstore Retailers	Term Loan	Prime plus 2.75%	7/28/2041	62.5	61.4	62.5	0.02%
^Apple Tree NC Inc dba Williams Farm & Garden Center	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	7/28/2041	337.0	330.8	327.9	0.13%
^Kidtastic LLC dba The Little Gym of Audubon	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/27/2026	53.8	52.2	44.5	0.02%
^GF Libations Inc dba Minuteman Press	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	7/27/2041	40.5	38.8	34.6	0.01%
^EPEC Juice LLC dba Jamba Juice	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/27/2026	82.5	76.8	65.5	0.03%
^Pinco Pizza LLC dba Jet's Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/27/2026	72.9	68.0	67.2	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Peckett's Inc	Crop Production	Term Loan	Prime plus 2.75%	7/27/2041	225.0	219.6	230.7	0.09%
^JAG Unit 1, LLC dba Arooga's Grille House and Sports Bar	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/27/2026	125.0	115.0	98.0	0.04%
^The Grasso Companies, LLC and Grasso Pavement Maintenance, LLC	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	7/26/2026	91.0	83.6	76.4	0.03%
^Gino Italian American Deli and Meat Market Inc	Food and Beverage Stores	Term Loan	Prime plus 2.75%	7/25/2041	536.8	530.2	527.9	0.21%
^My Sainath Inc dba Motel 6	Accommodation	Term Loan	Prime plus 2.75%	7/22/2041	305.4	299.8	309.1	0.12%
^Robert G Larson State Farm Insurance	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/22/2026	22.5	20.7	17.6	0.01%
^J and D Resources LLC dba Aqua Science	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2026	130.5	120.0	103.4	0.04%
^Robert P Daniels dba Ginger and Friend's Peppermint Village Gift Shop	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	7/18/2026	15.8	14.5	12.3	—%
Franklin Firm LLC dba Luv 2 Play	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/15/2041	173.3	170.6	171.7	0.07%
^Billingsworks LLC dba Spoon Shine Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2026	9.7	8.9	9.0	—%
^Be Beautiful LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	7/14/2041	66.5	65.3	67.3	0.03%
^Takeuchi Commercial Cleaning Services, LLC dba We Clean San Diego	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/13/2026	46.2	42.5	36.2	0.01%
^Jacob Rugs LLC dba Rugs Outlet	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	7/13/2026	65.6	60.4	61.0	0.02%
^RM Hawkins LLC dba Pure Water Tech West	Nonstore Retailers	Term Loan	Prime plus 2.75%	7/7/2026	50.0	46.0	44.2	0.02%
^Dino Smiles Children's Cosmetic Dentistry	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/7/2026	14.3	13.1	11.5	—%
Nevey's LLC dba Stark Food III	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/30/2041	293.9	289.1	299.1	0.12%
^Soregard Inc	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	6/30/2041	278.8	273.2	262.0	0.10%
^P L H Pharmaco Inc dba Farmacia San Jose	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	6/30/2026	175.0	159.8	158.4	0.06%
^Martin Inventory Management LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/30/2026	105.8	96.6	97.6	0.04%
^Desert Tacos LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2026	98.8	92.6	87.3	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^VMA Technologies LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/30/2026	22.5	20.5	17.5	0.01%
^Corning Lumber Company Inc and Frank R Close and Son Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/30/2029	195.5	183.8	187.5	0.07%
^Castone Creations Inc	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	6/29/2026	87.5	79.9	71.3	0.03%
^WGI, LLC dba Williams Grant Inn	Accommodation	Term Loan	Prime plus 2.75%	6/29/2041	131.2	128.6	129.5	0.05%
^KWG Industries, LLC dba Peterson & Marsh Metal Industries	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/29/2041	304.5	299.0	305.7	0.12%
^O.D.S. Inc dba Four Seasons Health & Racquet and Step 'N' Motion, Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/29/2026	140.0	127.8	112.0	0.04%
^Ninsa LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2041	112.5	110.3	115.8	0.05%
^E & P Holdings 1 LLC and Evans & Paul LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	6/28/2026	125.0	114.3	101.0	0.04%
^MaidPro Marin dba MaidPro	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/28/2026	17.6	16.0	13.6	0.01%
^All Printing Solutions, Inc. dba Pryntcomm	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	6/27/2041	545.6	535.4	517.5	0.20%
^Edge Pest Control LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/27/2026	750.0	684.9	583.2	0.23%
^Jumbomarkets Inc dba Rines Jumbomarkets	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/24/2026	50.0	45.7	38.9	0.02%
^El Basha Inc dba RPM West San Fernando Valley	Real Estate	Term Loan	Prime plus 2.75%	6/24/2026	22.5	17.8	15.1	0.01%
^Island Time Investments, LLC dba Swantown Inn Bed & Breakfast	Accommodation	Term Loan	Prime plus 2.75%	6/24/2041	101.2	99.2	104.2	0.04%
^Yellow Cab Company of Kissimmee Inc	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	6/24/2041	56.8	55.7	53.5	0.02%
Shooting Sports Academy LLC and Jetaa LLC dba Shooting Sports Academy	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/23/2041	494.8	488.4	478.5	0.19%
^Visual Advantage LLC dba Signs Now Perryberg	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/23/2041	91.2	89.4	89.2	0.03%
^Long Island Comedy LLC dba Governors and New York Comedy, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/23/2041	187.5	183.8	185.5	0.07%
^SNS of Central Alabama, LLC dba Steak N Shake dba Steak N Shake	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/21/2026	57.5	52.5	47.9	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Evergreen Investment & Property Management LLC ,Universal Kidney Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/20/2041	1,250.0	1,229.1	1,269.8	0.50%
^Italian Heritage Tile and Stone Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/20/2026	62.5	57.1	48.6	0.02%
^Bagelicious, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/17/2026	54.5	49.8	42.7	0.02%
^T and B Boots Inc dba Takken's Shoes	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	6/17/2026	225.0	206.1	208.3	0.08%
^NKJ Lusby Donuts LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/16/2026	22.5	20.5	17.5	0.01%
^Winegirl Wines LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	6/16/2026	11.3	10.3	10.4	—%
^Blue Eagle Transport Inc, Greeneagle Transport Inc and Golden Eagle Transport	Couriers and Messengers	Term Loan	Prime plus 2.75%	6/16/2026	583.0	524.9	447.0	0.17%
^Jai-Alexia Consulting, Inc.	Couriers and Messengers	Term Loan	Prime plus 2.75%	6/15/2026	11.8	10.8	9.2	—%
^Pumpkin Patch Child Care of Southington, LLC and Giuseppe Pugliares	Social Assistance	Term Loan	Prime plus 2%	6/15/2041	515.2	503.9	487.6	0.19%
^Strag Industries LLC dba Meineke Car Care Center 841	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/15/2026	15.0	13.7	12.7	—%
^Luv 2 Play AZ LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/10/2026	62.5	57.1	56.0	0.02%
^Refoleen Inc dba Spice and Tea Exchange	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/10/2026	85.0	79.1	67.3	0.03%
^VBGB Uptown, LLC dba VBGB Beer Hall & Garden	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/8/2026	84.0	76.7	65.3	0.03%
^ScimTech Industries Inc dba Archer Aerospace	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	6/6/2026	12.0	11.0	9.3	—%
^Larry H. Patterson and Rainbow Movers, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	6/6/2026	22.5	20.5	17.6	0.01%
^Solvit Inc and Solvit North Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/3/2026	250.0	229.5	206.0	0.08%
^AP5 LLC dba Krauser's Food Store	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/2/2041	242.5	237.7	240.5	0.09%
^ATI Jet Inc	Air Transportation	Term Loan	Prime plus 2.75%	5/31/2026	518.8	470.4	421.1	0.16%
^Farmer Boy Diner Inc dba Farmer Boy Diner & Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/31/2026	50.0	45.3	45.8	0.02%
Angelo Faia dba AVF Construction	Construction of Buildings	Term Loan	Prime plus 2.75%	5/27/2041	100.0	97.4	97.8	0.04%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Premier Athletic Center of Ohio, Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/27/2026	87.5	79.3	80.2	0.03%
^Mersada Holdings LLC	Nonstore Retailers	Term Loan	Prime plus 2.75%	5/26/2026	337.5	306.0	309.3	0.12%
^Jack Frost Firewood Inc. and David Dubinsky	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/26/2041	206.2	201.8	201.3	0.08%
^Southwest Division Inc	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	5/26/2026	8.3	7.5	6.8	—%
^PennyLion LLC dba Creamistry	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/25/2026	81.0	74.4	65.3	0.03%
^International Kitchen Supply LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/25/2026	186.7	169.3	152.9	0.06%
^Groth Lumber Co. Inc. dba True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/25/2026	22.5	20.4	20.6	0.01%
^Island Life Graphics Inc dba FASTSIGNS #576	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	5/24/2026	22.5	20.4	17.7	0.01%
^Powerspec Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/24/2026	87.5	79.4	67.6	0.03%
^Horseshoe Barbecue, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/23/2029	15.0	12.8	13.1	0.01%
^Elderfriend Inc dba Granny Nannies dba GN Live Scan	Social Assistance	Term Loan	Prime plus 2.75%	5/20/2026	12.7	11.6	9.8	—%
^National Air Cargo Holdings Inc	Air Transportation	Term Loan	Prime plus 2.75%	5/20/2026	1,250.0	1,133.4	1,123.0	0.44%
^Pro Auto Repair LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/20/2026	7.5	6.7	6.6	—%
^HBA LLC dba Palmetto Twist-Vista	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2026	22.5	17.7	15.5	0.01%
^J&A Laundromat Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/18/2026	67.5	61.2	53.7	0.02%
^Dedicated Incorporated	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/18/2041	46.5	45.5	46.2	0.02%
^J Harris Trucking, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	5/13/2026	60.0	39.2	35.7	0.01%
^FJN Catering Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/13/2041	262.5	257.3	268.3	0.10%
^LED Lighting Enterprises LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/13/2026	22.5	20.4	17.9	0.01%
^Studio Find It Georgia Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/13/2026	22.5	20.4	18.0	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Luv 2 Play OC Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/12/2026	62.5	60.8	51.8	0.02%
^Pumpkin Patch Inc and Christine Feliciano and Antonio Feliciano	Social Assistance	Term Loan	Prime plus 2.75%	5/12/2041	132.5	129.7	129.9	0.05%
^The Delon Group LLC dba I Love Juice Bar	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/12/2026	55.0	19.8	16.9	0.01%
^Sabir Inc. dba Bear Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/11/2041	123.8	121.3	124.8	0.05%
^Gator D'Lites LLC dba D'Lites Emporium	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/5/2026	22.5	20.4	17.4	0.01%
^Warner Home Comfort, LLC dba Smith Piping	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/29/2041	82.5	80.6	80.9	0.03%
^Keller, Fishback & Jackson LLP	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/29/2026	131.7	117.6	118.9	0.05%
^Marc S. Rosenberg P.C. dba Mammuth and Rosenberg	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/29/2026	22.5	20.3	17.2	0.01%
^Euro Car Miami LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	4/29/2026	62.5	56.3	56.9	0.02%
^Hard Exercise Works Winter Park LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/29/2026	40.8	36.7	31.2	0.01%
^Loriet LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	4/29/2026	7.5	6.8	5.8	—%
^La Nopalera Mexicano 2, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/29/2026	125.5	84.7	85.6	0.03%
^May-Craft Fiberglass Products Inc	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	4/29/2041	247.5	241.8	254.0	0.10%
^Alpha Omega Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	4/29/2041	175.7	171.9	180.6	0.07%
^Empowerschool LLC and Empower Autism Academy, LLC	Social Assistance	Term Loan	Prime plus 2.75%	4/29/2041	151.9	148.4	155.9	0.06%
^Scoler LLC dba Gold's Gym	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/29/2026	262.5	236.3	211.8	0.08%
^Inner Beauty Salon and Suite LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/28/2041	65.0	63.5	66.1	0.03%
^Atlantic Restaurant Associates LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/28/2041	262.5	256.5	264.4	0.10%
^Costume World Inc	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	4/28/2041	1,250.0	1,225.3	1,287.0	0.50%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Pecos Inn LLC dba Econo Lodge	Accommodation	Term Loan	Prime plus 2.75%	4/28/2041	677.5	659.9	679.8	0.27%
^North American Manufacturing Company	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	4/28/2026	160.0	144.0	145.6	0.06%
^Shepherd Appraisal Services LLC dba Property Damage Appraisers of Oklahoma	Real Estate	Term Loan	Prime plus 2.75%	4/28/2026	9.0	8.1	6.9	—%
^Knowledge First Inc dba Magic Years of Learning	Social Assistance	Term Loan	Prime plus 2.75%	4/27/2026	80.0	72.1	68.7	0.03%
^Green Country Filter Manufacturing LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	4/27/2026	84.2	76.6	67.1	0.03%
^Accent Comfort Services, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/26/2026	90.0	81.0	69.0	0.03%
^Homecare Casa Rhoda 123 Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2%	4/26/2041	675.0	657.8	645.8	0.25%
^Automotive Core Recycling, LLC and 828 Old Colony Road, LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	4/22/2041	250.0	244.3	235.7	0.09%
^McIntosh Trail Management Services Organization Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/22/2041	425.0	415.3	436.2	0.17%
^Jande Graphics LLC dba FastSigns #103201	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/21/2026	56.0	50.4	42.9	0.02%
^AAA Mill Direct, Inc. dba Carpet Mill Outlets	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	4/21/2026	7.9	7.1	7.2	—%
^Miguel Fernando Borda, P.A. dba BGR Dental	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/15/2026	22.5	20.3	17.9	0.01%
^LE & JS dba Laredo Mercado Y Carniceria	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/13/2026	19.9	18.5	15.8	0.01%
^Sushiya Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/12/2026	87.5	78.8	70.1	0.03%
^Sierra Foothill Cremation & Funeral Service, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/7/2026	53.0	47.8	40.7	0.02%
^Waterfalls Quick Lube LLC and Veracruz Shabo LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/6/2041	271.3	268.2	274.0	0.11%
^KNS Early Learning Academy LLC	Social Assistance	Term Loan	Prime plus 2.75%	4/6/2041	51.0	49.9	49.7	0.02%
^Vehicle Safety Supply LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/31/2026	22.5	20.1	18.4	0.01%
^Men of Steel Enterprises LLC and Vogelbacher Properties LLC	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/31/2041	393.5	383.9	384.3	0.15%
^Gill Express Inc and Blue Speed LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/31/2041	518.0	505.4	524.2	0.21%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Dana A. Farley dba Independent Cabinets	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	3/31/2041	67.5	65.9	70.2	0.03%
^Christian Soderquist dba Soderquist Plumbing and Heating LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/31/2041	56.8	55.4	59.0	0.02%
^Duke's Cleaners Inc	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/31/2026	47.0	42.0	40.7	0.02%
^Cameo Carter, MD A Professional Corporation dba The Garden Pediatric Group	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/31/2026	75.0	67.0	61.4	0.02%
^Farhad Brothers LLC dba Lulu's Pizzeria & Family Restaurant and Marvin	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/31/2026	66.8	56.0	51.3	0.02%
^Gordon Rogers and Heidi Rogers dba Stone House Motor Inn	Accommodation	Term Loan	Prime plus 2.75%	3/30/2026	22.5	20.4	20.8	0.01%
^MTS Car Service LLC	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	3/30/2026	10.5	9.4	8.6	—%
^NOSO Development, LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	3/30/2026	187.5	167.5	153.5	0.06%
^Wyldewood Cellars, Inc.	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	3/30/2041	986.7	974.2	987.2	0.39%
^Tom Sawyer Country Restaurant LLC and AM 3208 LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/30/2041	257.5	252.0	266.1	0.10%
^Beale Street Blues Company-West Palm Beach, LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	3/30/2026	93.7	83.8	78.2	0.03%
^Barrocas Gym LLC dba Snap Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/29/2026	22.5	17.8	17.2	0.01%
^Lust for Life Footwear, LLC	Leather and Allied Product Manufacturing	Term Loan	Prime plus 2.75%	3/29/2026	375.0	335.1	307.0	0.12%
^Vinmar Inc. dba Locanda Portofino	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/29/2026	81.3	72.6	66.5	0.03%
^Atlantis of Daytona LLC and Pierre Mamane and Eva Mamane	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2%	3/29/2041	525.0	495.2	500.5	0.20%
^Marathon Engineering Corporation	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	3/28/2041	45.0	43.9	46.1	0.02%
^ReNew Interior Surface Cleaning LLC dba Randy's Carpet Care and Upholstry	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/28/2026	12.4	11.1	11.2	—%
^PHCDC1 LLC dba Quarter + Glory and Public House Collective, Corp.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/28/2026	50.0	44.7	42.5	0.02%
^Revolution Physical Therapy LLC dba Apex Network Physical Therapy	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/25/2026	22.5	20.4	19.0	0.01%
^RCB Enterprises, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/25/2026	56.3	50.3	46.1	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Excel RP Inc	Machinery Manufacturing	Term Loan	Prime plus 2.75%	3/25/2026	125.0	111.7	106.7	0.04%
^ActKnowledge, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/24/2026	125.0	111.7	113.9	0.04%
^International Construction Inc	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	3/24/2041	50.0	48.9	50.4	0.02%
^Lowgap Grocery & Grill LLC	General Merchandise Stores	Term Loan	Prime plus 2.75%	3/24/2041	167.5	163.4	174.2	0.07%
^Flooring Liquidators Inc and Premier Flooring Yonkers Inc and Flooring	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/24/2026	50.0	44.8	45.0	0.02%
^Acton Hardware LLC and Mark Allgood & Jamie Allgood	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/24/2041	498.6	486.8	496.1	0.19%
^Magnation Corporation and Misha Family Trust	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/22/2041	101.3	99.1	105.6	0.04%
^growth.period LLC and Potomac Recruiting LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/21/2026	156.3	139.6	127.9	0.05%
^Precious Care LLC and Precious Care Management LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/21/2026	557.5	498.9	459.2	0.18%
^Media Capital Partners, Inc	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	3/21/2026	22.5	20.5	18.8	0.01%
^Taylors Zinn Enterprises Inc dba Eons Auto Care Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/18/2041	80.7	78.8	83.5	0.03%
^ERT Group Inc and Curt's Tools Inspection Inc	Support Activities for Mining	Term Loan	Prime plus 2.75%	3/18/2041	1,250.0	1,229.9	1,272.0	0.50%
^Kekoa Enterprises Inc dba Signarama Sandy	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/18/2026	49.5	44.2	40.5	0.02%
^Mariam Diner Inc dba Country Kitchen Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/18/2026	52.5	46.9	43.0	0.02%
^Brian T Rice dba BD Logging	Forestry and Logging	Term Loan	Prime plus 2.75%	3/17/2026	15.8	14.1	13.5	0.01%
^Auto and Property Insurance Solutions	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	3/16/2026	16.4	14.5	13.2	0.01%
^Demand Printing Solutions Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/16/2026	21.8	19.4	19.2	0.01%
^LAN Doctors Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/16/2026	55.0	49.2	50.2	0.02%
^Evergreen Pallet LLC and Evergreen Recycle LLC	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	3/16/2026	1,039.2	931.4	886.2	0.35%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^K Soles Corp dba Max Collections	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/16/2026	22.5	20.1	18.4	0.01%
^R & D Enterprises Inc dba My Pool Man	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/15/2026	50.0	44.7	40.9	0.02%
^Mustafa Inc and Raouf Properties LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/14/2041	75.0	73.2	77.4	0.03%
^HEWZ, LLC dba Hard Exercise Works	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/14/2026	22.5	20.1	18.4	0.01%
^Country Paint and Hardware Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/11/2026	87.4	78.1	72.6	0.03%
^Wilban LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/11/2026	105.0	95.0	93.8	0.04%
^Dupre Capital LLC dba Fastsigns	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	3/11/2026	58.4	52.2	47.8	0.02%
^Magill Truck Line LLC and Jeff J. Ralls	Truck Transportation	Term Loan	Prime plus 2.75%	3/11/2029	210.8	195.3	187.6	0.07%
^Accuair Control Systems LLC dba Accuair Suspension	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	3/11/2026	150.0	134.0	124.7	0.05%
^ABCs & 123s Infant and Child Care Center LP	Social Assistance	Term Loan	Prime plus 2.75%	3/11/2026	11.2	10.1	9.2	—%
^State Painting & Decorating Co., Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/10/2026	103.8	92.7	84.9	0.03%
^B.P.T.M. of NV LLC and Agentis Bros., LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/9/2041	525.0	512.2	532.4	0.21%
^Step Up Academy of the Arts LLC	Educational Services	Term Loan	Prime plus 2.75%	3/9/2026	8.0	7.2	6.6	—%
^A & A Auto Care LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/9/2026	12.1	10.9	10.9	—%
^Faith Summit Supply Inc dba Summit Supply and Summit True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/9/2026	22.5	20.1	19.3	0.01%
^Swerve Salon LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/8/2026	79.0	70.6	64.7	0.03%
^J & W Hardwood Flooring Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/7/2026	7.5	6.7	6.1	—%
^Labmates LLC and POV Holdings LLC	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/4/2041	109.3	106.6	113.6	0.04%
^Hueston and Company CPA LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/4/2026	8.3	7.3	6.8	—%
^Almost Home Daycare LLC	Social Assistance	Term Loan	Prime plus 2.75%	3/3/2026	50.0	45.0	45.3	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Miles of Smiles Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/2/2026	93.5	85.1	79.1	0.03%
^Living Essentials HVAC Corp	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/28/2026	15.0	13.3	12.3	—%
^Consulting Solutions, Inc. and Mark Luciani	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/28/2026	11.2	10.0	10.1	—%
^Powerpits CS1, LLC dba Pita Pit	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2026	18.8	16.6	15.8	0.01%
^Drug Detection Laboratories, Inc. and Minh Tran	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/28/2026	19.8	17.5	16.3	0.01%
^Doxa Deo Inc dba Luv 2 Play	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2026	105.0	97.3	91.2	0.04%
^The River Beas, LLC dba Subway and Punam Singh	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2041	135.9	132.7	140.4	0.05%
^Blackstones Hairdressing LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/23/2026	52.0	46.5	42.9	0.02%
^Aaradhya LLC dba Market Square Laundry	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/23/2026	80.0	70.9	65.0	0.03%
^R-No-Landscaping LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/19/2026	8.3	7.3	6.8	—%
^BER Enterprise 332 Inc dba Edible Arrangements	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/19/2026	22.5	20.0	18.4	0.01%
^R & K Contracting Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/18/2026	15.8	14.1	14.1	0.01%
^Pacific Coast Medical Group LLC dba Celebrity Laser Spa and Advanced	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/17/2026	245.0	217.3	221.6	0.09%
^B for Blonde, LLC dba Blo Blow Dry Bar	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/12/2026	62.0	55.7	51.1	0.02%
^Gilmore Heights Dental Holdings, LTD and Chas Rob LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/12/2029	310.3	286.3	277.9	0.11%
^Ei3 Corporation	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/12/2026	326.9	289.9	295.7	0.12%
^Jersey Shore Marina & Boat Sales, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/12/2041	625.0	609.7	650.0	0.25%
^Base USA, Inc.	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	2/2/2026	50.0	44.4	45.3	0.02%
^Zouk Ltd dba Palma	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/29/2026	22.5	19.8	20.2	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Tammy Lavertue	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	1/28/2026	11.3	9.9	9.9	—%
^SuzyQue's LLC dba SuzyQue's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/28/2026	22.5	19.8	20.2	0.01%
^Wildflour Bakery & Cafe LLC	Social Assistance	Term Loan	Prime plus 2.75%	1/28/2026	62.5	55.0	55.5	0.02%
^New Image Building Services, Inc. dba The Maids serving Oakland	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/19/2026	83.1	73.2	69.3	0.03%
^Oak Tree Storage LLC	Other Information Services	Term Loan	Prime plus 2.75%	1/19/2026	78.8	69.3	64.3	0.03%
^Gendron Funeral and Cremation Services, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/11/2041	112.5	108.0	115.1	0.05%
^Dolarian Realty LLC and OV's Restaurant Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/5/2041	67.8	66.0	70.4	0.03%
^Lemonberry Food Stores Inc dba Lemonberry Frozen Yogurt	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/29/2025	112.5	98.3	92.4	0.04%
^MCF Forte LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/29/2025	18.8	16.4	15.1	0.01%
^Panditos LLC dba White Lotus Home	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/28/2025	15.9	13.9	12.7	—%
^Bright Dialysis LLC and Ft Pierce Kidney Care LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/28/2025	1,250.0	1,092.1	1,002.2	0.39%
^V2 Tango LLC dba Palette 22	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/23/2025	250.0	218.4	204.3	0.08%
^Ridge Road Equestrian LLC dba Ricochet Ridge Ranch Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/23/2040	102.5	99.5	103.9	0.04%
^Optima Health Care Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/23/2025	62.5	54.6	55.7	0.02%
^800 on the Trax LLC and Matrix Z LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	12/23/2040	240.0	234.1	243.4	0.10%
^Joyce Outdoor Advertising Chicago LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/22/2040	300.0	293.1	303.6	0.12%
^The LAX Shop Inc	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	12/22/2025	125.0	85.4	87.1	0.03%
^Premier Athletic Center of Ohio Inc. and Gates Investments	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/22/2028	882.0	804.8	829.2	0.32%
^Hattingh Incorporated dba Prosthetic Care Facility	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2025	18.0	15.7	14.9	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^G.W. Fitness Centers, LLC and J.G. Fitness LLC and NP Gym LLC and ANA	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/18/2040	1,025.0	994.8	1,060.0	0.41%
^Trip Consultants U.S.A. Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/18/2025	175.0	152.9	140.0	0.05%
^Jay Kevin Gremillion dba Dino Smiles Children’s Cosmetic Dentistry	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/18/2025	73.0	65.4	61.1	0.02%
^Capital Scrap Metal LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/18/2025	36.0	30.4	28.2	0.01%
^Accent Tag and Label Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	12/18/2040	665.8	644.4	671.7	0.26%
^Labmates LLC	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/18/2040	162.5	157.7	168.0	0.07%
^Abbondanza Market LLC dba Hampton Falls Village Market	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/18/2025	73.7	58.8	55.0	0.02%
^Mustafa Inc dba Adiba Grocery	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/17/2025	103.8	91.2	92.9	0.04%
^Learning Skills LLC and Christopher Shrope	Educational Services	Term Loan	Prime plus 2.75%	12/17/2025	10.8	9.4	8.6	—%
^New York Home Health Care Equipment, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/16/2025	875.0	767.0	775.6	0.30%
^Moments to Remember USA LLC dba Retain Loyalty	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/16/2025	75.0	65.6	64.2	0.03%
^Swalm Sreet LLC and New York Home Health Care Equipment LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/16/2040	375.0	365.3	385.8	0.15%
^Abitino's JFK LLC dba Abitino's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2022	125.0	102.0	96.2	0.04%
^JAG Unit 1, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2025	250.0	218.4	200.0	0.08%
^SDA Holdings LLC and Les Cheveux Salon Inc	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/15/2040	428.8	418.2	431.3	0.17%
^Evans & Paul LLC and E&P Holdings I LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2025	125.0	109.2	102.3	0.04%
^Basista Family Limited Partnership and UPE, Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/14/2040	342.5	332.4	345.5	0.14%
^DC Enterprises Ltd. dba Lakeview True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/14/2025	22.5	19.7	19.5	0.01%
^Tri-State Remodeling & Investments, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/11/2025	15.9	13.9	13.9	0.01%
^AGR Foodmart Inc dba Nashua Road Mobil	Gasoline Stations	Term Loan	Prime plus 2.75%	12/11/2025	22.5	19.7	19.4	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Alexandra Afentoulides dba Vi's Pizza Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/11/2040	46.3	44.9	47.8	0.02%
^Cares, Inc. dba Dumpling Grounds Day Care Center	Social Assistance	Term Loan	Prime plus 2.75%	12/10/2025	7.5	6.6	6.7	—%
^Custom Exteriors, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/9/2025	100.0	87.4	82.0	0.03%
^Sushiya, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/8/2025	108.7	95.0	89.4	0.03%
^My Jewels, LLC dba The UPS Store #6712	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/7/2025	56.3	30.9	28.3	0.01%
^Food & Fuel Company LLC dba Lowery Food Mart	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/4/2040	122.5	118.9	126.7	0.05%
^Blue Ox Trucking Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	12/4/2025	12.3	4.7	4.7	—%
^LC Blvd Holdings LLC and Mt Pleasant Wash & Wax LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/4/2040	502.5	488.4	512.4	0.20%
^American Campgrounds LLC dba Whit’s End Campground	Accommodation	Term Loan	Prime plus 2.75%	12/4/2040	293.0	284.4	298.8	0.12%
^Tariq, LLC dba 76 Food Mart	Gasoline Stations	Term Loan	Prime plus 2.75%	12/2/2040	375.0	363.9	382.2	0.15%
^401 JJS, Corp and G. Randazzo's Trattoria Corporation	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/1/2040	52.7	51.5	53.5	0.02%
^Delta Aggregate, LLC	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	11/30/2025	100.0	90.8	92.6	0.04%
^Block and Grinder LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/30/2025	200.0	55.3	56.4	0.02%
^Hurshell Leon Dutton dba High Jump Party Rentals	Rental and Leasing Services	Term Loan	Prime plus 2.75%	11/30/2025	17.6	15.2	15.4	0.01%
^Japp Business Inc dba Pick and Eat and Japp Drink Corp.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/30/2025	125.0	108.9	103.3	0.04%
^Smokeyard Inc dba Smokeyard BBQ and Chop Shop	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/30/2025	125.0	108.4	100.7	0.04%
^Medeiros Holdings Inc dba Outdoor Lighting Perspectives of the Triad	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	11/25/2025	22.5	19.5	17.9	0.01%
^DWeb Studio, Inc.	Educational Services	Term Loan	Prime plus 2.75%	11/25/2025	11.3	9.8	8.9	—%
^State Painting and Decorating Co Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/25/2025	100.0	62.7	57.4	0.02%
^Sambella Holdings, LLC and Strike Zone Entertainment Center LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/23/2040	750.0	738.3	782.8	0.31%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Play and Learn Child Care and School Inc	Social Assistance	Term Loan	Prime plus 2.75%	11/23/2025	11.1	9.6	9.8	—%
^Ronny Ramirez RX Corp dba Naturxheal Family Pharmacy	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	11/20/2025	89.0	78.2	72.6	0.03%
^Haven Hospitality Group Inc. dba Haven Gastropub	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/20/2025	132.5	114.9	106.5	0.04%
^CNYP 717 Irondequoit LLC and CNYP 2002 Ontario LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/20/2040	244.4	237.1	238.0	0.09%
^S.B.B. Enterprises Inc dba Williamston Hardware	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/19/2040	108.8	105.1	105.8	0.04%
^Key Pix Productions Inc. dba Air Bud Entertainment	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	11/18/2040	839.8	813.6	867.0	0.34%
^RDT Enterprises, L.L.C.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/12/2025	22.5	19.5	19.2	0.01%
^E.S.F.P. LLC dba Volusia Van and Storage	Truck Transportation	Term Loan	Prime plus 2.75%	11/11/2025	91.3	77.2	71.8	0.03%
^Green Life Lawnscapes LLC dba Green Life Lawn Care	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/6/2025	127.3	110.3	111.1	0.04%
^Jumbomarkets Inc dba Rines Jumbomarkets	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/4/2025	306.2	265.5	266.6	0.10%
^Bisson Transportation Inc dba I & R Associates and Document Secutiry	Truck Transportation	Term Loan	Prime plus 2.75%	10/30/2025	22.5	19.3	19.0	0.01%
^L.M. Jury Enterprises, Inc dba Midwest Monograms	Textile Product Mills	Term Loan	Prime plus 2.75%	10/28/2025	77.0	66.2	61.5	0.02%
^Top Cat Ready Mix, LLC, Ples Investments LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/28/2025	711.3	611.6	574.7	0.22%
^Financial Network Recovery	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/26/2025	40.0	34.4	31.5	0.01%
^Windsor Direct Distribution LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	10/26/2025	14.2	12.3	11.2	—%
^Tannehill Enterprises Inc dba Hobbytown USA Folsom	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	10/14/2025	87.4	75.1	68.8	0.03%
^ADMO Inc dba Mid States Equipment	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	10/8/2025	22.5	19.3	18.0	0.01%
^Recycling Consultants, Inc. and Prairie State Salvage and Recycling Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/30/2027	767.5	679.9	651.9	0.26%
^Bat Bridge Investments Inc dba Kalologie 360 Spa	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/30/2025	85.5	74.4	68.1	0.03%
^Binky's Vapes LLC	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/30/2025	22.5	19.2	17.6	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^SCJEN Management Inc dba Bowl of Heaven	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2025	71.2	61.4	56.2	0.02%
^Naeem Khan LTD	Apparel Manufacturing	Term Loan	Prime plus 2.75%	9/30/2025	125.0	106.6	97.5	0.04%
^Accent Homes Services LLC dba Benjamin Franklin Plumbing of Kansas City	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/30/2028	66.5	59.7	60.1	0.02%
^Barub Realty LLC and Barub LLC dba Woodlawn Cabinets	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	9/30/2040	143.0	138.1	146.9	0.06%
^R.H. Hummer Jr., Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	9/30/2025	375.0	335.1	332.6	0.13%
^Greensward of Marco Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/28/2040	87.5	84.5	87.5	0.03%
^RIM Investments LLC and RIM Architects LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/28/2040	399.0	385.3	397.8	0.16%
^The Grasso Companies LLC and Grasso Pavement Maintenance LLC	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/28/2025	518.7	438.2	446.2	0.17%
^South Towne Dental Center, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/25/2025	50.0	42.7	43.5	0.02%
^Sandlot Ventures LLC and Sandbox Ventures LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/25/2040	442.5	430.0	439.6	0.17%
^Yachting Solutions LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/25/2040	962.5	929.5	949.4	0.37%
^Prestigious LifeCare for Seniors LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/25/2025	9.8	8.4	8.1	—%
^Daniel W. Stark dba Mountain Valley Lodge and RV Park	Accommodation	Term Loan	Prime plus 2.75%	9/25/2040	13.5	13.0	13.9	0.01%
^J.R. Wheeler Corporation dba Structurz Exhibits and Graphics	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/24/2025	21.0	18.0	18.3	0.01%
^St Lawrence Hotel Corp and Oheka Catering Inc dba Quality Inn	Accommodation	Term Loan	Prime plus 2.75%	9/24/2040	625.0	603.5	628.6	0.25%
^Hagerstown Muffler, Inc. and JMS Muffler, Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/24/2040	327.5	316.3	336.8	0.13%
^Rutledge Enterprises Inc dba BLC Property Management	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/23/2040	62.5	59.9	62.4	0.02%
^Finish Strong Inc dba FASTSIGNS St Peters	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	9/23/2025	50.0	42.7	39.0	0.02%
^J3K LLC dba Ronan True Value Hardware	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/23/2025	152.5	130.1	119.0	0.05%
^Nova Solutions Inc	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	9/22/2040	320.0	309.0	322.1	0.13%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Pine Belt Wood Products LLC	Forestry and Logging	Term Loan	Prime plus 2.75%	9/22/2040	163.7	158.1	156.6	0.06%
^IIoka Inc dba New Cloud Networks	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/21/2025	665.0	570.1	521.4	0.20%
^Sound Manufacturing Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/21/2025	50.0	42.7	40.5	0.02%
^MiJoy Inc dba Imo's Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/18/2025	8.2	7.0	6.4	—%
^Vanderhoof LLC dba Soxfords	Apparel Manufacturing	Term Loan	Prime plus 2.75%	9/18/2025	15.9	13.6	12.4	—%
^Naeem Khan LTD	Apparel Manufacturing	Term Loan	Prime plus 2.75%	9/17/2025	125.0	106.6	97.5	0.04%
^Import Car Connection Inc dba Car Connection	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/16/2040	407.5	393.5	416.2	0.16%
^FirstVitals Health and Wellness Inc	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/15/2025	150.0	128.0	117.0	0.05%
^Almost Home Daycare LLC	Social Assistance	Term Loan	Prime plus 2.75%	9/11/2025	62.5	53.7	54.5	0.02%
^Veliu LLC dba FASTSIGNS #15901	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	9/10/2025	50.0	43.2	40.3	0.02%
^B and A Friction Materials Inc	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/9/2025	102.5	85.2	77.9	0.03%
^Gardner's Wharf Holdings LLC and Gardner's Wharf Seafood Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	9/8/2040	140.0	135.2	144.0	0.06%
^AIG Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/4/2040	363.8	351.3	356.0	0.14%
^Empower Autism Academy	Social Assistance	Term Loan	Prime plus 2.75%	9/4/2040	685.0	661.5	704.4	0.28%
^Higher Grounds Community Coffeehouse, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/2/2025	8.3	7.0	6.6	—%
^Delray Scrap Recycling LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	8/31/2025	22.5	18.8	17.2	0.01%
^The Camera House Inc	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	8/31/2025	1,250.0	1,057.8	1,022.6	0.40%
^LAN Doctors Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/28/2025	81.2	68.8	66.1	0.03%
^Elite Institute LLC dba Huntington Learning Center	Educational Services	Term Loan	Prime plus 2.75%	8/28/2025	15.0	12.9	11.8	—%
^J and K Fitness L.L.C. dba Physiques Womens Fitness Center	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2041	93.7	91.5	96.2	0.04%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Zephyr Seven Series LLC dba 18/8 Fine Men's Salon	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/28/2025	81.3	71.3	66.2	0.03%
^B and J Catering Inc dba Culinary Solutions	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/27/2040	547.5	532.9	546.2	0.21%
^3000 CSI Property LLC and Consulting Solutions Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/20/2040	137.5	132.6	140.0	0.05%
^God Be Glorified Inc dba GBG Inc	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	8/20/2025	53.0	44.9	41.0	0.02%
^GDP Gourmet LLC dba Joe and John's Pizza Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/19/2040	145.0	139.8	145.0	0.06%
^Gold Jet Corp.	Couriers and Messengers	Term Loan	Prime plus 2.75%	8/14/2025	68.3	61.0	58.6	0.02%
^SKJ Inc dba Subway	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/13/2025	84.8	71.7	66.2	0.03%
^LP Industries Inc dba Childforms	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	7/29/2025	125.0	105.2	103.1	0.04%
^Pauley Tree and Lawn Care Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/28/2025	65.8	56.1	53.4	0.02%
^Beale Street Blues Company-West Palm Beach LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	7/24/2025	66.3	55.6	52.2	0.02%
^Forever & Always of Naples Inc dba Island Animal Hospital	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/24/2025	107.5	82.9	80.2	0.03%
^Smart Artists Inc.	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	7/23/2025	22.5	18.9	17.3	0.01%
^Pooh's Corner Realty LLC and Pooh's Corner Inc	Social Assistance	Term Loan	Prime plus 2.75%	7/23/2040	103.8	100.3	106.4	0.04%
^Free Ion Advisors LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/21/2025	64.3	53.9	49.3	0.02%
^Murrayville Donuts, Inc dba Dunkin' Donuts	Food and Beverage Stores	Term Loan	Prime plus 2.75%	7/15/2040	344.5	335.4	343.5	0.13%
^Union 2 LLC dba The Standard	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/10/2025	91.5	82.9	80.2	0.03%
^BJ's Tavern LLC and BJ's Cabana Bar Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2040	212.5	204.2	212.6	0.08%
^Jonathan E Nichols and Nichols Fire and Security LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/30/2025	75.0	62.4	61.9	0.02%
^Thrifty Market, Inc. dba Thrifty Foods	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/30/2030	262.5	237.8	228.2	0.09%
^Danny V, LLC dba Hugo's Taproom	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2040	54.0	45.7	46.1	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Anglin Cultured Stone Products LLC dba Anglin Construction	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/30/2025	281.7	234.5	221.3	0.09%
^Advanced Skincare Medcenter Inc dba Advanced Skincare Surgery	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/29/2025	337.5	280.9	260.0	0.10%
^Summit Beverage Group LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	8/29/2030	291.9	264.9	257.8	0.10%
^Myclean Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/29/2025	15.9	13.2	12.1	—%
^E & G Enterprises LLC dba Comfort Keepers	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/26/2025	22.5	18.7	17.2	0.01%
^SofRep, Inc dba Force 12 Media	Other Information Services	Term Loan	Prime plus 2.75%	6/26/2025	66.3	55.1	50.4	0.02%
^TJU-DGT Inc dba The Lorenz Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/26/2029	20.6	18.5	19.1	0.01%
^Jihan Inc dba ARCO AM/PM and Diana Inc dba Diana's Recycling	Gasoline Stations	Term Loan	Prime plus 2.75%	6/26/2040	380.0	365.1	378.2	0.15%
^CEM Autobody LLC dba Dawn's Autobody	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/26/2040	135.5	130.2	133.9	0.05%
^Wolf Enviro Interests, LLC and Enviromax Services Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/25/2040	246.5	237.2	237.4	0.09%
^Ohs Auto Body, Inc. dba Ohs Body Shop	Repair and Maintenance	Term Loan	7.47%	6/25/2040	1,207.5	1,172.3	1,204.2	0.47%
^Evinger PA One, Inc. dba Postal Annex, Falcon	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/24/2025	22.5	18.7	17.9	0.01%
^Amboy Group, LLC dba Tommy's Moloney's	Food Manufacturing	Term Loan	Prime plus 2.75%	6/24/2025	454.0	387.4	394.2	0.15%
^Richards Plumbing and Heating Co., Inc. dba Richards Mechanical	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/23/2040	551.7	530.1	564.2	0.22%
^RJI Services, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/23/2025	22.5	18.6	17.0	0.01%
^Real Help LLC dba Real Help Decorative Concrete	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/22/2025	53.1	44.2	44.7	0.02%
^PM Cassidy Enterprises, Inc. dba Junk King	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/19/2025	14.9	12.4	11.3	—%
^KRN Logistics, LLC and Newsome Trucking, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	6/19/2025	543.5	455.7	438.7	0.17%
^Inverted Healthcare Staffing of Florida LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/18/2025	61.3	51.0	46.6	0.02%
^Flooring Liquidators Inc and Flooring Liquidators of Mt Kisco LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/17/2025	437.5	378.7	383.3	0.15%
^AM PM Properties, LLC and AM PM Willington, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/17/2040	87.1	83.4	88.1	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Nelson Sargsyan dba HDA Trucking	Support Activities for Transportation	Term Loan	Prime plus 2.75%	6/16/2025	130.5	108.6	99.2	0.04%
^Mirage Plastering Inc and Mpire LLC and Mpire II LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/12/2040	338.8	133.3	130.4	0.05%
^Bizzare Foods Inc dba Trooper Foods	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/12/2025	125.0	99.0	90.5	0.04%
^Anturio Marketing Inc dba Logic Consulting	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/12/2040	290.2	278.9	296.8	0.12%
^Eldredge Tavern LLC dba Gonyea's Tavern	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/8/2040	56.3	54.0	57.5	0.02%
^Nicor LLC dba Fibrenew Sacramento	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/5/2022	13.8	10.1	9.2	—%
^Chitalian Fratelli LLC dba Francesca Brick Oven Pizza and Pasta	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/5/2025	16.0	13.1	11.9	—%
^ViAr Visual Communications, Inc. dba Fastsigns 281701	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/5/2025	62.0	51.6	48.0	0.02%
^Video Vault & Tanning LLC and Mosaic Salon LLC	Rental and Leasing Services	Term Loan	Prime plus 2.75%	6/4/2040	90.5	87.1	92.7	0.04%
^Medworxs LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/3/2025	125.0	104.0	95.7	0.04%
^XCESSIVE THROTTLE, INC dba Jake's Roadhouse	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2025	8.2	6.8	6.2	—%
^God is Good LLC dba BurgerFi	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/27/2025	67.2	11.7	11.9	—%
^Villela CPA PL	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/27/2025	9.0	7.4	7.0	—%
^Pen Tex Inc dba The UPS Store	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/20/2025	22.0	18.2	16.6	0.01%
^Douglas Posey and Sally Watkinson dba Audrey's Farmhouse	Accommodation	Term Loan	Prime plus 2.75%	5/20/2040	174.1	167.0	175.2	0.07%
^Capstone Pediatrics PLLC and Capstone Healthcare Consulting LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/15/2025	717.2	594.5	553.0	0.22%
^15 McArdle LLC and No Other Impressions Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/15/2040	257.1	246.6	250.3	0.10%
^Guard Dogs MFS LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/8/2025	65.0	53.6	49.3	0.02%
^George S Cochran DDS Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/7/2025	130.0	107.9	98.8	0.04%
^South Park Properties LLC and Midlothian Hardware LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/6/2040	170.5	162.4	172.9	0.07%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Matthew Taylor and Landon Farm LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/4/2040	100.0	96.6	95.1	0.04%
^Cares Inc dba Dumpling Grounds Day Care Center	Social Assistance	Term Loan	Prime plus 2.75%	5/1/2040	81.9	77.7	82.7	0.03%
^Orchid Enterprises Inc dba Assisting Hands of Sussex County	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/24/2025	15.0	12.3	11.2	—%
^Ragazza Restaurant Group, Inc. dba Bambolina	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/21/2025	22.5	18.2	17.2	0.01%
^Diamond Solutions LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	4/21/2025	22.5	17.6	16.0	0.01%
^Giacchino Maritime Consultants Inc	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/17/2025	22.5	18.4	16.8	0.01%
^Sound Coaching Inc	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	4/14/2025	44.4	36.3	33.2	0.01%
^Faramarz Nikourazm dba Car Clinic Center	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/3/2040	73.8	70.4	72.9	0.03%
^Advance Case Parts RE Holdings LLC and Advance Case Parts Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/31/2040	758.3	707.0	751.3	0.29%
^T and B Boots Inc dba Takken's Shoes	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	3/31/2025	807.8	130.3	134.1	0.05%
^HAVANA CENTRAL NJ1, LLC dba Havana Central	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/31/2025	250.0	218.9	225.1	0.09%
^Mid-South Lumber Co. of Northwest Florida, Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/31/2040	428.7	409.8	434.7	0.17%
^Copper Beech Financial Group LLC	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	3/30/2025	125.0	101.4	102.4	0.04%
^Delta Aggregate LLC	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	3/30/2025	90.0	79.2	81.5	0.03%
^Sunset Marine Resort LLC and GoXpeditions LLC and Lavon Gomes and Trac	Accommodation	Term Loan	Prime plus 2.75%	3/27/2040	301.8	288.4	312.6	0.12%
^Shorr Enterprises Inc dba New Design Furniture Manufacturers	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	3/27/2025	106.5	86.4	87.6	0.03%
^Foresite Realty Partners LLC and Foresite Real Estate Holdings LLC	Real Estate	Term Loan	Prime plus 2.75%	3/27/2025	1,238.3	1,004.5	993.7	0.39%
^Shellhorn and Hill Inc dba Total Fleet Service	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/27/2040	1,040.2	990.4	1,050.6	0.41%
^Geo Los Angeles LLC dba Geo Film Group	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/26/2025	130.0	105.5	106.8	0.04%
^Joyce Outdoor Advertising NJ LLC and Joyce Outdoor Advertising LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/26/2040	54.0	51.6	55.8	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Zero-In Media Inc	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	3/25/2025	22.5	18.3	18.1	0.01%
^Carpet Exchange of North Texas Inc and Clyde E. Cumbie Jr	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	3/25/2040	810.0	774.2	838.2	0.33%
^Loriet LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/24/2025	12.0	9.7	9.6	—%
^Shelton Incorporated dba Mrs. Winners	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/20/2040	112.5	107.5	116.5	0.05%
^Jaymie Hazard dba Indigo Hair Studio and Day Spa	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/20/2040	42.9	41.1	44.0	0.02%
^R & R Security and Investigations Inc dba Pardners Lake Buchanan	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/19/2040	85.4	81.7	88.5	0.03%
^MMS Realty, LLC and Molecular MS Diagnostics LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/18/2040	160.7	153.6	164.3	0.06%
^Royal Crest Motors LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/16/2040	91.2	87.2	93.6	0.04%
^BND Sebastian Limited Liability Company and Sebastian Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/16/2040	172.5	164.9	177.7	0.07%
^Douglas Printy Motorsports, Inc. dba Blackburn Trike	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/9/2040	191.8	183.3	196.0	0.08%
^Luigi's on Main LLC and Luigi's Main Street Pizza Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/4/2025	11.3	9.1	9.4	—%
^Baystate Firearms and Training, LLC	Educational Services	Term Loan	Prime plus 2.75%	2/27/2025	63.4	50.8	50.4	0.02%
^Kingseal LLC dba Desoto Health and Rehab Center	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	2/26/2040	1,250.0	1,192.7	1,292.8	0.51%
^Pace Motor Lines, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	2/26/2025	66.2	53.1	54.7	0.02%
^Nelson Financial Services LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/24/2025	12.4	10.0	9.9	—%
^Kiddie Steps 4 You Inc.	Social Assistance	Term Loan	Prime plus 2.75%	2/19/2040	61.7	59.0	63.0	0.02%
^Triangle Trash LLC dba Bin There Dump That	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	2/18/2025	74.4	59.7	60.2	0.02%
^Silva Realty Holdings, LLC and MF-Silva Enterprises, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/31/2018	171.5	163.8	162.1	0.06%
^740 Barry Street Realty LLC and Wild Edibles Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	2/10/2040	492.5	469.9	509.4	0.20%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Kostekos Inc dba New York Style Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/6/2040	66.2	63.3	67.9	0.03%
^DuCharme Realty LLC and DuCharme Enterprises LLC	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	2/2/2040	225.1	214.8	228.8	0.09%
^Dean 1021 LLC dba Pure Pita	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/29/2025	80.0	64.3	64.0	0.03%
^Limameno LLC dba Sal's Italian Ristorante	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/23/2025	83.3	66.3	66.1	0.03%
^Palmabak Inc dba Mami Nora's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/22/2025	21.5	13.3	13.7	0.01%
^Jung Design Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/20/2022	8.4	5.7	5.6	—%
^Grand Blanc Lanes, Inc. and H, H and H, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/31/2039	133.0	126.9	137.1	0.05%
^Bear Creek Entertainment, LLC dba The Woods at Bear Creek	Accommodation	Term Loan	Prime plus 2.75%	12/30/2024	106.3	86.2	88.6	0.03%
^Evans and Paul LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/30/2024	223.7	176.7	180.8	0.07%
^FHJE Ventures LLC and Eisenreich II Inc dba Breakneck Tavern	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/30/2039	245.5	234.8	249.5	0.10%
^First Prevention and Dialysis Center, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/30/2024	273.3	228.1	232.2	0.09%
^Bowlerama Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/24/2039	1,202.5	1,145.0	1,240.3	0.49%
^The Lodin Group LLC and Lodin Health Imaging Inc dba Highlands Breast	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/23/2039	530.3	504.1	534.8	0.21%
^401 JJS Corporation and G. Randazzo Corporation	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/23/2039	473.5	454.9	490.3	0.19%
^Thermoplastic Services Inc and Paragon Plastic Sheet, Inc	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	12/23/2039	500.0	475.4	515.0	0.20%
^Atlantis of Daytona LLC and Ocean Club Sportswear Inc	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	12/23/2039	240.0	197.2	213.6	0.08%
^Beale Street Blues Company-West Palm Beach, LLC dba Lafayette Music Hall	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/22/2024	187.5	148.1	148.3	0.06%
^MM and M Management Inc dba Pizza Artista	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/19/2025	46.3	37.6	37.4	0.01%
^The Jewelers Inc. dba The Jewelers of Las Vegas	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	12/19/2024	1,250.0	987.5	978.5	0.38%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^B.S. Ventures LLC dba Dink's Market	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/19/2039	53.8	51.1	55.4	0.02%
^B & W Towing, LLC and Boychucks Fuel LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/17/2039	164.5	156.7	167.2	0.07%
^All American Games, LLC and Sportslink - The Game, LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/10/2024	400.0	315.8	317.0	0.12%
^Kemmer LLC and Apples Tree Top Liquors LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/4/2039	138.4	131.6	139.9	0.05%
^The Red Pill Management, Inc. dba UFC Gym Matthews	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	11/26/2024	54.3	43.2	43.2	0.02%
^Teamnewman Enterprises LLC dba Newmans at 988 and John H. Newman	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/25/2039	148.7	141.7	151.5	0.06%
^DeRidder Chiropractic LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/25/2024	13.2	10.3	10.6	—%
^Modern Manhattan LLC	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	11/25/2024	220.0	172.1	170.8	0.07%
^Legacy Estate Planning Inc dba American Casket Enterprises	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/21/2024	42.0	32.9	32.5	0.01%
^J&D Resources, LLC dba Aqua Science	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/21/2024	767.9	594.9	591.1	0.23%
^DC Real LLC and DC Enterprises LTD dba Lakeview True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/20/2039	119.4	113.8	122.6	0.05%
^MLM Enterprises LLC and Demand Printing Solutions Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/18/2024	70.5	55.2	56.0	0.02%
^JEJE Realty LLC and La Familia Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/10/2039	205.8	172.3	185.0	0.07%
^Joey O's LLC and Jennifer Olszewski	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/7/2024	13.1	0.7	0.7	—%
^Heartland American Properties LLC and Skaggs RV Outlet LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/31/2039	479.0	453.8	488.4	0.19%
^Golden Transaction Corporation dba Bleh Sunoco	Gasoline Stations	Term Loan	Prime plus 2.75%	10/30/2039	156.7	148.4	160.2	0.06%
^Seelan Inc dba Candleridge Market	Gasoline Stations	Term Loan	Prime plus 2.75%	10/27/2039	90.5	85.7	91.7	0.04%
^Navdeep B Martins and Busy Bubbles LLC dba Wishy Washy	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/24/2039	89.0	84.5	89.8	0.04%
^One Hour Jewelry Repair Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/14/2024	20.6	15.9	15.7	0.01%
^DNT Storage and Properties LLC	Real Estate	Term Loan	Prime plus 2.75%	10/10/2039	101.7	96.4	104.1	0.04%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Sound Manufacturing Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/10/2024	187.5	145.3	145.4	0.06%
^Return to Excellence, Inc. dba The Waynesville Inn Golf & Spa	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/10/2039	1,250.0	1,198.8	1,298.6	0.51%
^Smith Spinal Care Center P.C. and James C. Smith	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/8/2039	60.0	56.8	61.1	0.02%
^Doctors Express Management of Central Texas LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/8/2024	105.0	72.0	73.6	0.03%
^Michael Rey Jr. and Lynn J. Williams and GIG Petcare	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/3/2039	126.9	117.7	126.9	0.05%
^Sumad LLC dba BrightStar Care of Encinitas	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/2/2024	92.5	41.2	42.3	0.02%
^Roccos LLC and Sullo Pantalone Inc dba Rocco's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2039	255.8	241.8	258.0	0.10%
^Keller Holdings LLC and David H Keller III and Carie C Keller	Scenic and Sightseeing Transportation	Term Loan	Prime plus 2.75%	9/30/2039	100.0	94.6	102.3	0.04%
^Orange County Insurance Brokerage Inc dba Beaty Insurance Agency	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	9/29/2039	325.1	308.9	334.4	0.13%
^The Woods at Bear Creek LLC and Bear Creek Entertainment LLC	Accommodation	Term Loan	Prime plus 2.75%	9/29/2039	513.3	489.6	530.0	0.21%
^Keys Phase One LLC dba The Grand Guesthouse	Accommodation	Term Loan	Prime plus 2.75%	9/26/2039	736.2	696.2	749.8	0.29%
^Gordon E Rogers dba Stonehouse Motor Inn	Accommodation	Term Loan	Prime plus 2.75%	9/26/2039	57.5	54.4	58.9	0.02%
^Auto Shine Carwash Inc and AKM R. Hossain and Jessica F. Masud	Gasoline Stations	Term Loan	Prime plus 2.75%	9/26/2024	22.5	17.3	17.2	0.01%
^6 Price Avenue, LLC and Pauley Tree & Lawn Care, Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/24/2039	452.5	432.6	457.1	0.18%
^North Columbia LLC and Loop Liquor and Convenience Store LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/24/2039	159.2	150.7	162.2	0.06%
^R A Johnson Inc dba Rick Johnson Auto and Tire	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/23/2039	301.2	284.9	308.4	0.12%
^Andrene's LLC dba Andrene's Caribbean Soul Food Carry Out	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/23/2024	37.7	25.6	25.3	0.01%
^Ryan Crick and Pamela J. Crick and Crick Enterprises Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2039	145.5	137.8	149.2	0.06%
^Modern Leather Goods Repair Shop Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2024	58.8	44.6	44.1	0.02%
^RDT Enterprises LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/15/2027	162.7	136.9	141.8	0.06%
^Tavern Properties LLC and Wildwood Tavern LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/15/2039	425.0	404.5	435.0	0.17%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Animal Intrusion Prevention Systems Holding Company, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/15/2024	272.5	211.9	212.5	0.08%
^KW Zion, LLC and Key West Gallery Inc	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/12/2039	1,250.0	1,182.1	1,272.7	0.50%
^Indy East Smiles Youth Dentistry LLC dba Prime Smile East	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/11/2024	630.2	484.0	478.5	0.19%
^B&P Diners LLC dba Engine House Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/10/2024	80.0	61.4	60.6	0.02%
^Feel The World Inc dba Xero Shoes and Invisible Shoes	Leather and Allied Product Manufacturing	Term Loan	Prime plus 2.75%	9/5/2024	51.9	39.9	39.6	0.02%
^Delta Aggregate LLC	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	8/28/2039	911.2	859.0	929.9	0.36%
^Lamjam LLC (EPC) Goldsmith Lambros Inc	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	8/27/2024	133.8	102.7	105.5	0.04%
^Orange County Cleaning Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/27/2024	41.2	24.3	24.0	0.01%
^Qycell Corporation	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	8/26/2024	121.0	92.0	92.7	0.04%
^Atlas Auto Body Inc dba Atlas Auto Sales	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/22/2039	51.6	48.7	52.0	0.02%
^Katie Senior Care LLC dba Home Instead Senior Care	Social Assistance	Term Loan	Prime plus 2.75%	8/15/2024	124.3	94.5	93.3	0.04%
^Alpha Preparatory Academy LLC	Social Assistance	Term Loan	Prime plus 2.75%	8/15/2039	145.2	137.6	149.0	0.06%
^S&P Holdings of Daytona LLC S&P Corporation of Daytona Beach	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	8/15/2039	433.5	388.3	420.3	0.16%
^Hamer Road Auto Salvage, LLC and Scott T. Cook and Nikki J. Cook	Motor Vehicle and Parts Dealers	Term Loan	6%	8/8/2039	188.4	177.0	191.6	0.07%
^Almost Home Property LLC and Almost Home Daycare LLC	Social Assistance	Term Loan	Prime plus 2.75%	8/7/2039	715.8	677.8	731.8	0.29%
^AGV Enterprises LLC dba Jet's Pizza #42	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2024	54.8	41.3	41.0	0.02%
^iFood, Inc. dba Steak N Shake	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2024	379.1	296.7	298.8	0.12%
^575 Columbus Avenue Holding Company, LLC and LA-ZE LLC dba EST EST EST	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/30/2039	22.5	20.6	22.3	0.01%
^Honeyspot Investors LLP and Pace Motor Lines Inc	Truck Transportation	Term Loan	Prime plus 2.75%	7/24/2039	150.0	141.3	152.9	0.06%
^Miss Cranston Diner II, LLC and Miss Cranston II Realty LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/17/2039	100.0	96.3	103.4	0.04%
^AMG Holding, LLC and Stetson Automotive, Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/30/2039	208.0	195.6	211.6	0.08%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Highway Striping Inc	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	6/30/2024	53.1	39.6	39.6	0.02%
^Lisle Lincoln II Limited Partnership dba Lisle Lanes LP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/30/2024	100.0	74.5	76.5	0.03%
^iFood, Inc. dba Steak N Shake	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2039	629.8	594.0	628.4	0.25%
^Honeyspot Investors LLP and Pace Motor Lines Inc	Truck Transportation	Term Loan	Prime plus 2.75%	6/30/2039	875.3	824.3	891.5	0.35%
^FHJE Ventures LLC and Eisenreich II Inc. dba Breakneck Tavern	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/27/2039	321.8	302.7	324.9	0.13%
^Zinger Hardware and General Merchant Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/26/2024	110.5	82.4	83.5	0.03%
^JPM Investments LLC and Carolina Family Foot Care P.A.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/26/2039	136.1	132.6	142.6	0.06%
^Nikobella Properties LLC and JPO Inc dba Village Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/25/2039	476.3	449.3	482.8	0.19%
^Big Sky Plaza LLC and Strickland, Incorporated dba Livingston True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/20/2039	233.4	219.5	235.6	0.09%
^510 ROK Realty LLC dba ROK Health and Fitness and Robert N. D'urso	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/19/2024	332.0	256.2	262.9	0.10%
^Nirvi Enterprises LLC dba Howard Johnson / Knights Inn	Accommodation	Term Loan	Prime plus 2.75%	6/17/2039	920.3	865.5	936.2	0.37%
^Hotels of North Georgia LLC dba Comfort Inn and Suites	Accommodation	Term Loan	Prime plus 2.75%	6/17/2039	837.5	787.6	852.0	0.33%
^Global Educational Delivery Services LLC	Educational Services	Term Loan	Prime plus 2.75%	6/16/2024	60.0	45.3	46.5	0.02%
^Rainbow Dry Cleaners	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/13/2024	122.5	91.4	91.5	0.04%
^NVR Corporation dba Discount Food Mart	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/11/2039	68.3	62.1	67.2	0.03%
^Sico & Walsh Insurance Agency Inc and The AMS Trust	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	6/6/2039	250.0	88.4	95.6	0.04%
^Sujata Inc dba Stop N Save Food Mart and Dhruvesh Patel	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/3/2024	22.5	16.8	16.7	0.01%
^Long Island Barber + Beauty LLC	Educational Services	Term Loan	Prime plus 2.75%	6/2/2039	55.5	52.2	55.9	0.02%
^CJR LLC and PowerWash Plus, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/30/2024	53.0	39.1	39.9	0.02%
^Pocono Coated Products, LLC	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/30/2024	22.5	16.6	17.0	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Wilton Dental Care P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/29/2024	128.1	96.5	95.5	0.04%
^EGM Food Services Inc dba Gold Star Chili	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2024	19.2	14.2	14.2	0.01%
^R. A. Johnson, Inc. dba Rick Johnson Auto & Tire	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	5/29/2039	943.8	522.0	564.6	0.22%
^Jonesboro Health Food Center LLC	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	5/27/2024	60.0	44.3	43.8	0.02%
^Bay State Funeral Services, LLC and Riley Funeral Home Inc	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/21/2039	134.9	127.0	137.4	0.05%
^Hae M. and Jin S. Park dba Buford Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/15/2039	166.5	155.6	166.0	0.06%
^Moochie's LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/13/2024	100.5	75.1	74.6	0.03%
^The River Beas LLC and Punam Singh	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/8/2039	90.3	85.3	91.5	0.04%
^AS Boyals LLC dba Towne Liquors	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/29/2039	117.5	102.0	110.4	0.04%
^Complete Body & Paint, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/23/2039	20.8	19.5	21.1	0.01%
^Gerami Realty, LC Sherrill Universal City Corral, LP	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/23/2027	78.7	64.0	66.5	0.03%
^Island Wide Realty LLC and Long Island Partners, Inc.	Real Estate	Term Loan	Prime plus 2.75%	4/22/2039	103.8	97.3	105.3	0.04%
^Wilshire Media Systems Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/17/2024	186.2	136.2	135.5	0.05%
^1899 Tavern & Tap LLC and Ale House Tavern & Tap LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/9/2039	137.5	127.9	137.7	0.05%
^Little People's Village II LLC and Iliopoulos Realty LLC	Social Assistance	Term Loan	Prime plus 2.75%	3/31/2039	92.1	86.7	93.9	0.04%
^Dantanna's Tavern LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2024	164.3	121.2	124.0	0.05%
^Hodges Properties LLC and Echelon Enterprises Inc dba Treads Bicycle	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	3/31/2039	449.0	419.9	456.5	0.18%
^RDT Enterprises, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/31/2028	141.2	119.0	125.0	0.05%
^Little People's Village II LLC and Iliopoulos Realty LLC	Social Assistance	Term Loan	Prime plus 2.75%	3/31/2039	101.5	95.6	103.5	0.04%
^Eagle Aggregate Transportation, LLC and Eagle Pneumatic Transport LLC	Truck Transportation	Term Loan	Prime plus 2.75%	3/31/2024	750.0	542.5	556.8	0.22%
^Kemmer, LLC and Pitts Package Store, Inc.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/31/2039	117.5	110.1	118.8	0.05%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Lake Area Autosound LLC and Ryan H. Whittington	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	7/28/2039	125.0	118.6	128.9	0.05%
^Wilban LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/28/2039	427.5	402.7	437.5	0.17%
^Hascher Gabelstapler Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/26/2024	143.2	107.7	110.6	0.04%
^Knowledge First Inc dba Magic Years of Learning and Kimberly Knox	Social Assistance	Term Loan	Prime plus 2.75%	3/21/2039	145.0	135.8	147.2	0.06%
^636 South Center Holdings, LLC and New Mansfield Brass and Aluminum Co	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	3/20/2039	497.5	74.9	81.5	0.03%
^Cormac Enterprises and Wyoming Valley Beverage Incorporated	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/20/2039	110.8	103.7	113.0	0.04%
^Kinisi, Inc. dba The River North UPS Store	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/18/2024	41.3	21.5	22.1	0.01%
^SE Properties 39 Old Route 146, LLC SmartEarly Clifton Park LLC	Social Assistance	Term Loan	Prime plus 2.75%	3/14/2039	408.0	382.7	416.7	0.16%
^Tortilla King Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	3/14/2039	216.9	203.7	220.5	0.09%
^Tortilla King, Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	3/14/2029	1,033.1	888.4	929.4	0.36%
^Bowl Mor, LLC dba Bowl Mor Lanes / Spare Lounge, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/13/2039	223.5	209.0	227.6	0.09%
^Avayaan2 LLC dba Island Cove	Gasoline Stations	Term Loan	Prime plus 2.75%	3/7/2039	157.5	147.3	160.0	0.06%
^Onofrio's Fresh Cut Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/6/2024	75.0	54.2	55.8	0.02%
^R & R Boyal LLC dba Cap N Cat Clam Bar and Little Ease Tavern	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/28/2039	417.5	389.8	423.1	0.17%
^Summit Beverage Group LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	2/28/2024	350.6	251.0	257.5	0.10%
^Faith Memorial Chapel LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2039	214.2	200.3	217.1	0.08%
^952 Boston Post Road Realty, LLC and HNA LLC dba Styles International	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2039	211.0	197.0	213.6	0.08%
^Choe Trade Group Inc dba Rapid Printers of Monterey	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	2/28/2024	159.3	114.0	117.5	0.05%
^96 Mill Street LLC, Central Pizza LLC and Jason Bikakis George Bikaki	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/12/2039	141.2	132.4	144.2	0.06%
^JWB Industries, Inc. dba Carteret Die Casting	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	2/11/2024	280.0	200.4	204.4	0.08%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Awesome Pets II Inc dba Mellisa's Pet Depot	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	2/7/2024	83.2	60.3	61.5	0.02%
^986 Dixwell Avenue Holding Company, LLC and Mughali Foods, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/7/2039	99.1	92.9	100.9	0.04%
^Sarah Sibadan dba Sibadan Agency	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	1/27/2039	129.4	120.5	131.1	0.05%
^JDR Industries Inc dba CST-The Composites Store, JetCat USA	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	1/21/2024	140.3	99.3	101.6	0.04%
^Icore Enterprises Inc dba Air Flow Filters Inc	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	1/15/2024	21.8	15.4	15.9	0.01%
^Carl R. Bieber, Inc. dba Bieber Tourways/Bieber Transportation/Bieber	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2027	712.5	587.9	614.6	0.24%
^Nutmeg North Associates LLC; Steeltech Building Products Inc	Construction of Buildings	Term Loan	Prime plus 2.75%	12/31/2038	897.8	853.3	924.3	0.36%
^Shane M. Howell and Buck Hardware and Garden Center, LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/27/2038	322.5	300.4	325.2	0.13%
^CLU Amboy, LLC and Amboy Group, LLC dba Tommy Moloney's	Food Manufacturing	Term Loan	Prime plus 2.75%	12/27/2023	656.2	481.1	495.0	0.19%
^KK International Trading Corporation	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/23/2028	190.0	158.1	165.7	0.06%
^Kurtis Sniezek dba Wolfe's Foreign Auto	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/20/2038	88.9	82.6	89.9	0.04%
^Mosley Auto Group LLC dba America's Automotive	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/20/2038	221.5	206.0	223.9	0.09%
^PLES Investements, LLC and John Redder, Pappy Sand & Gravel, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/19/2038	555.2	516.3	559.6	0.22%
^Lefont Theaters Inc.	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/19/2023	14.4	10.1	10.3	—%
^TAK Properties LLC and Kinderland Inc	Social Assistance	Term Loan	Prime plus 2.75%	12/18/2038	405.0	377.1	409.0	0.16%
^TOL LLC dba Wild Birds Unlimited	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	12/13/2023	18.0	13.0	13.3	0.01%
^920 CHR Realty LLC and V. Garofalo Carting Inc	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	12/10/2038	418.1	388.8	423.0	0.17%
^DKB Transport Corp	Truck Transportation	Term Loan	Prime plus 2.75%	12/5/2038	138.8	129.0	140.4	0.05%
^Firm Foundations Inc David S Gaitan Jr and Christopher K Daigle	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/3/2038	104.2	96.9	104.7	0.04%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Spectrum Development LLC and Solvit Inc & Solvit North, Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/2/2023	387.3	276.2	282.5	0.11%
^BVIP Limousine Service LTD	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	11/27/2038	76.5	71.0	77.1	0.03%
^Eco-Green Reprocessing LLC and Denali Medical Concepts, LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	11/27/2023	67.2	46.6	47.4	0.02%
^Wallace Holdings LLC and GFA International Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.5%	11/25/2023	125.0	86.3	87.2	0.03%
^AcuCall LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/21/2023	15.8	10.9	11.0	—%
^Kids in Motion of Springfield LLC dba The Little Gym of Springfield IL	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/18/2023	45.0	31.8	32.4	0.01%
^Yousef Khatib dba Y&M Enterprises	Wholesale Electronic Markets and Agents and Brokers	Term Loan	Prime plus 2.75%	11/15/2023	75.0	52.0	52.9	0.02%
^Howell Gun Works LLC	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	11/14/2023	8.3	4.6	4.7	—%
^Polpo Realty, LLC and Polpo Restaurant, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/6/2038	62.5	57.8	62.9	0.02%
^Twinsburg Hospitality Group LLC dba Comfort Suites	Accommodation	Term Loan	Prime plus 2.75%	10/31/2038	945.0	878.8	952.4	0.37%
^Mid-Land Sheet Metal Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/31/2038	137.5	127.6	138.6	0.05%
^Master CNC Inc & Master Properties LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2038	596.6	552.6	597.6	0.23%
^Janice B. McShan and The Metropolitan Day School, LLC	Social Assistance	Term Loan	Prime plus 2.75%	10/31/2023	42.7	30.1	31.0	0.01%
^1 North Restaurant Corp dba 1 North Steakhouse	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/31/2038	212.5	196.8	213.9	0.08%
^New Image Building Services Inc. dba New Image Repair Services	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/29/2023	331.2	227.0	231.5	0.09%
^Greenbrier Technical Services, Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/24/2023	240.1	150.0	154.3	0.06%
^Clairvoyant Realty Corp. and Napoli Marble & Granite Design, Ltd	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/24/2038	246.3	228.1	247.0	0.10%
^Kelly Auto Care LLC dba Shoreline Quick Lube and Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/18/2023	87.5	60.0	61.2	0.02%
^First Steps Real Estate Company, LLC and First Steps Preschool	Social Assistance	Term Loan	Prime plus 2.75%	9/30/2038	97.6	90.2	97.5	0.04%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Lenoir Business Partners LLC (EPC) LP Industries, Inc dba Childforms	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	322.7	273.2	296.6	0.12%
^Top Properties LLC and LP Industries, Inc dba Childforms	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	120.0	111.4	121.1	0.05%
^Onofrios Enterprises LLC and Onofrios Fresh Cut, Inc	Food Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	312.5	289.9	314.6	0.12%
^Discount Wheel and Tire	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/30/2038	223.8	206.7	223.9	0.09%
^Cencon Properties LLC and Central Connecticut Warehousing Company, Inc	Warehousing and Storage	Term Loan	Prime plus 2.75%	9/30/2038	344.5	318.7	346.5	0.14%
^Gabrielle Realty, LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	9/27/2038	757.6	699.8	757.9	0.30%
^Mitchellville Family Dentistry, Dr. Octavia Simkins-Wiseman DDS PC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/27/2038	335.1	309.5	335.6	0.13%
^Anthony C Dinoto and Susan S P Dinoto and Anthony C Dinoto Funeral Home	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/26/2038	100.0	92.4	100.4	0.04%
^Eastside Soccer Dome, Inc .	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2038	463.7	428.3	465.7	0.18%
^HJ & Edward Enterprises, LLC dba Sky Zone	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2023	262.5	183.7	188.3	0.07%
^Southeast Chicago Soccer, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2038	51.3	47.3	51.5	0.02%
^Kiddie Steps 4 You Inc.	Social Assistance	Term Loan	Prime plus 2.75%	9/25/2038	89.2	83.5	90.3	0.04%
^Diamond Memorials Incorporated	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/25/2023	14.2	8.5	8.6	—%
^Serious-Fun in Alpharetta, LLC dba The Little Gym of Alpharetta	Educational Services	Term Loan	Prime plus 2.75%	9/20/2023	46.2	31.5	32.1	0.01%
^Faith Memorial Chapel LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/20/2038	268.4	248.3	269.2	0.11%
^Westville Seafood LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/19/2038	112.3	103.7	112.4	0.04%
^Maynard Enterprises Inc dba Fastsigns of Texarkana	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/18/2023	16.0	11.0	11.2	—%
^Grafio Inc dba Omega Learning Center-Acworth	Educational Services	Term Loan	Prime plus 2.75%	9/13/2023	156.2	112.4	114.5	0.04%
^Sound Manufacturing Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/12/2028	54.8	44.9	46.8	0.02%
^The Berlerro Group, LLC dba Sky Zone	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/12/2023	421.3	295.0	300.3	0.12%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Prospect Kids Academy Inc	Educational Services	Term Loan	Prime plus 2.75%	9/11/2038	124.3	114.8	124.6	0.05%
^Alma J. and William R. Walton (EPC) and Almas Child Day Care Center	Social Assistance	Term Loan	Prime plus 2.75%	9/11/2038	39.5	36.5	39.7	0.02%
^B for Brunette dba Blo	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/10/2023	53.4	36.6	37.2	0.01%
^Schmaltz Holdings, LLC and Schmaltz Operations, LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/4/2038	224.2	205.8	223.0	0.09%
^Excel RP Inc	Machinery Manufacturing	Term Loan	Prime plus 2.75%	8/30/2023	130.2	87.3	89.7	0.04%
^IlOKA Inc dba Microtech Tel and NewCloud Networks	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/30/2023	687.5	460.7	470.0	0.18%
^ACI Northwest Inc.	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	8/30/2023	906.3	410.9	422.2	0.17%
^Gulfport Academy Child Care and Learning Center, Inc. and Jennifer Sis	Social Assistance	Term Loan	Prime plus 2.75%	8/30/2023	43.3	29.0	29.8	0.01%
^Ramard Inc and Advanced Health Sciences Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/28/2023	187.5	125.7	127.4	0.05%
^RM Hawkins LLC dba Pure Water Tech West and Robert M Hawkins	Nonstore Retailers	Term Loan	Prime plus 2.75%	8/26/2023	85.8	54.3	55.8	0.02%
^JSIL LLC dba Blackstones Hairdressing	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/16/2023	19.5	12.9	13.1	0.01%
^Island Nautical Enterprises, Inc. and Ingwall Holdings, LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	8/14/2038	445.0	320.9	347.1	0.14%
^Caribbean Concepts, Inc. dba Quick Bleach	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/12/2023	22.5	15.1	15.4	0.01%
^Majestic Contracting Services, Inc. dba Majestic Electric and Majestic	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/26/2038	190.0	174.8	189.3	0.07%
^Daniel W and Erin H Gordon and Silver Lining Stables CT, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/24/2023	11.2	7.7	7.9	—%
^Angkor Restaurant Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/19/2038	93.0	85.7	93.1	0.04%
^Harbor Ventilation Inc and Estes Investment, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2038	92.1	3.8	4.1	—%
^Tri County Heating and Cooling Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2023	87.8	58.1	59.7	0.02%
^Morning Star Trucking LLC and Morning Star Equipment and Leasing LLC	Truck Transportation	Term Loan	Prime plus 2.75%	7/17/2023	53.7	35.6	36.1	0.01%
^Maxiflex LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/28/2023	153.5	100.0	102.7	0.04%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^GIA Realty LLC and VRAJ GIA LLC dba Lakeview Laundromat	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/28/2038	97.5	89.5	97.2	0.04%
^JRA Holdings LLC (EPC) Jasper County Cleaners Inc dba Superior Cleaner	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/28/2038	121.0	109.6	119.1	0.05%
^2161 Highway 6 Trail, LLC and R. H. Hummer JR., Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	6/19/2026	1,250.0	722.4	751.3	0.29%
^Blakeslee Arpaia Chapman, Inc. dba Blakeslee Industrial Services	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	6/18/2028	875.0	705.0	739.2	0.29%
^KDP LLC and KDP Investment Advisors, Inc and KDP Asset Management, Inc	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/14/2023	343.8	225.0	228.4	0.09%
^Elite Structures Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/12/2038	932.8	835.3	907.4	0.35%
^Willowbrook Properties LLC Grove Gardens Landscaping Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/5/2038	186.3	171.1	185.5	0.07%
^Absolute Desire LLC and Mark H. Szierer Sophisticated Smile	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/5/2038	188.3	173.0	186.9	0.07%
^RXSB, Inc dba Medicine Shoppe	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	5/30/2023	186.3	120.5	122.1	0.05%
^Gregory P Jellenek OD and Associates PC dba Gregory P Jellenek OD	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/28/2023	63.5	41.6	42.5	0.02%
^Ryan D. Thornton and Thornton & Associates LLC	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	5/24/2023	68.7	32.2	32.6	0.01%
^PowerWash Plus, Inc. and CJR, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/30/2038	550.0	503.8	545.2	0.21%
^Peanut Butter & Co., Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	4/30/2023	100.0	63.5	64.4	0.03%
^Brothers International Desserts	Food Manufacturing	Term Loan	Prime plus 2.75%	4/26/2023	230.0	146.9	150.2	0.06%
^Kidrose, LLC dba Kidville Riverdale	Educational Services	Term Loan	Prime plus 2.75%	4/22/2023	78.7	50.9	51.9	0.02%
^1258 Hartford TPKE, LLC and Phelps and Sons, Inc	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/29/2038	124.6	113.7	123.8	0.05%
^Capital Scrap Metal, LLC and Powerline Investment, LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/29/2038	500.0	434.7	474.2	0.19%
^MRM Supermarkets Inc dba Constantins Breads; Dallas Gourmet Breads	Food Manufacturing	Term Loan	Prime plus 2.75%	3/29/2038	336.0	307.2	334.1	0.13%
^Neyra Industries, Inc. and Edward Neyra	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	3/27/2023	217.5	137.2	140.9	0.06%
^A & M Commerce, Inc. dba Cranberry Sunoco	Gasoline Stations	Term Loan	Prime plus 2.75%	3/27/2038	330.3	301.3	328.4	0.13%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Xela Pack, Inc. and Aliseo and Catherine Gentile	Paper Manufacturing	Term Loan	Prime plus 2.75%	3/27/2028	271.8	215.4	226.5	0.09%
^American Diagnostic Imaging, Inc. dba St. Joseph Imaging Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/25/2038	537.4	490.6	534.2	0.21%
^Michael A.and HeatherR. Welsch dba Art & FrameEtc.	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/22/2038	67.5	61.6	67.1	0.03%
^M & H Pine Straw Inc and Harris L. Maloy	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/21/2023	288.7	198.8	204.1	0.08%
^Truth Technologies Inc dba Truth Technologies Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/21/2023	79.5	50.1	51.3	0.02%
^J. Kinderman & Sons Inc., dba BriteStar Inc.	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	3/20/2023	181.2	116.7	119.9	0.05%
^Stellar Environmental LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/18/2023	56.3	35.5	36.5	0.01%
^Sound Manufacturing, Inc. and Monster Power Equipment Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/15/2023	523.0	328.5	336.9	0.13%
^Golden Gate Lodging LLC	Accommodation	Term Loan	Prime plus 2.75%	3/12/2038	115.0	105.0	114.4	0.04%
^Bakhtar Group LLC dba Malmaison	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2023	103.8	65.2	66.6	0.03%
^River Club Golf Course Inc dba The River Club	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2038	475.2	432.8	471.5	0.18%
^Osceola River Mill, LLC and Ironman Machine, Inc.	Machinery Manufacturing	Term Loan	Prime plus 2.75%	2/20/2038	86.2	78.6	85.6	0.03%
^Java Warung, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/19/2038	51.0	46.5	50.7	0.02%
^Nancy & Karl Schmidt(EPC) Moments to Remember USA, LLC	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	2/15/2038	106.2	96.8	105.5	0.04%
^Outcome Driven Innovation, Inc. dba ODI	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	2/12/2023	84.9	52.2	53.3	0.02%
^Knits R Us, Inc. dba NYC Sports / Mingle	Textile Mills	Term Loan	Prime plus 2.75%	2/11/2038	125.0	114.0	124.4	0.05%
^North Country Transport, LLC	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	2/6/2023	15.0	9.3	9.6	—%
^MJD Investments, LLC dba The Community Day School	Social Assistance	Term Loan	Prime plus 2.75%	1/31/2038	258.2	234.8	255.7	0.10%
^Sherill Universal City dba Golden Corral	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/28/2038	440.5	402.0	437.8	0.17%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Macho LLC Madelaine Chocolate Novelties Inc	Food Manufacturing	Term Loan	Prime plus 2.75%	12/31/2037	500.0	455.9	497.0	0.19%
^Elegant Fireplace Mantels, Inc. dba Elegant Fireplace Mantels	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/31/2022	97.5	59.2	60.5	0.02%
^Babie Bunnie Enterprises Inc dba Triangle Mothercare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/28/2027	46.3	32.8	34.2	0.01%
^John Duffy Fuel Co., Inc.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/28/2022	513.8	312.2	320.4	0.13%
^Polpo Realty LLC & Polpo Restaurant LLC dba Polpo Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/27/2037	517.5	470.2	512.6	0.20%
^Martin L Hopp, MD PHD A Medical Cor dba Tower ENT	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2022	66.3	40.0	40.9	0.02%
^Ezzo Properties, LLC and Great Lakes Cleaning, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/20/2027	389.6	303.6	317.4	0.12%
^United Woodworking, Inc	Wood Product Manufacturing	Term Loan	6%	12/20/2022	17.2	11.1	11.4	—%
^Pioneer Window Holdings, Inc and Subsidiaries dba Pioneer Windows	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/20/2022	225.0	136.1	139.4	0.05%
^Cheryle A Baptiste and Cheryle Baptiste DDS PLLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/30/2037	286.5	262.0	285.4	0.11%
^Daniel Gordon and Erin Gordon and Silver Lining Stables CT, LLC	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	11/28/2037	223.8	204.2	222.6	0.09%
^D&L Rescources, Inc. dba The UPS Store	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	11/27/2022	9.8	5.8	6.0	—%
^Richmond Hill Mini Market, LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/27/2037	185.3	167.8	182.7	0.07%
^DRV Enterprise, Inc. dba Cici's Pizza # 339	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/26/2022	65.0	36.2	37.2	0.01%
^U & A Food and Fuel, Inc. dba Express Gas & Food Mart	Gasoline Stations	Term Loan	Prime plus 2.75%	11/21/2037	96.2	87.1	95.0	0.04%
^Pioneer Windows Manufacturing Corp, Pioneer Windows	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	11/21/2022	275.0	164.2	168.1	0.07%
^R & J Petroleum LLC Manar USA, Inc.	Gasoline Stations	Term Loan	Prime plus 2.75%	11/20/2037	180.0	162.9	177.5	0.07%
^St Judes Physical Therapy P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/19/2022	21.0	12.6	12.9	0.01%
^Hi-Def Imaging, Inc. dba SpeedPro Imaging	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/9/2022	22.2	13.3	13.6	0.01%
^Reidville Hydraulics Mfg Inc dba Summit	Machinery Manufacturing	Term Loan	Prime plus 2.75%	11/2/2037	265.9	240.7	261.5	0.10%
^Big Apple Entertainment Partners, LLC dba Ripley's Believe It or Not	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/26/2022	180.0	108.9	111.1	0.04%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^LA Diner Inc dba Loukas L A Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/28/2037	677.5	618.7	673.8	0.26%
^University Park Retreat, LLC dba Massage Heights	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/27/2022	76.0	44.2	45.3	0.02%
^Forno Italiano Di Nonna Randazzo, LLC dba Nonna Randazzo's Bakery	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/26/2037	183.8	166.9	181.5	0.07%
^LaSalle Market and Deli EOK Inc and Rugen Realty LLC dba LaSalle Mark	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/21/2037	252.3	227.3	247.2	0.10%
^O'Rourkes Diner LLC dba O'Rourke's Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/19/2037	65.5	59.0	64.1	0.03%
^AJK Enterprise LLC dba AJK Enterprise LLC	Truck Transportation	Term Loan	Prime plus 2.75%	8/27/2022	16.5	9.4	9.7	—%
^New Image Building Services, Inc. dba New Image Repair Services	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/23/2037	285.7	257.0	278.9	0.11%
^Suncoast Aluminum Furniture, Inc	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	8/17/2037	360.0	323.9	352.8	0.14%
^Georgia Safe Sidewalks LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/27/2022	15.0	8.4	8.6	—%
^Hofgard & Co., Inc. dba HofgardBenefits	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/27/2022	107.2	60.7	62.1	0.02%
^Central Tire, Inc. dba Cooper Tire & Auto Services	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/29/2037	288.5	258.1	280.4	0.11%
^WPI, LLC	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	6/29/2024	129.5	84.8	87.5	0.03%
^Havana Central (NY) 5, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/29/2022	1,166.8	736.2	753.5	0.29%
^Jenkins-Pavia Corporation dba Victory Lane Quick Oil Change	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/27/2037	69.7	62.4	67.8	0.03%
^KIND-ER-ZZ Inc dba Kidville	Educational Services	Term Loan	Prime plus 2.75%	6/15/2022	50.0	27.6	28.1	0.01%
^Graphish Studio, Inc. and Scott Fishoff	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/14/2022	20.2	11.3	11.5	—%
^ALF, LLC (EPC) Mulit-Service Eagle Tires	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	5/31/2037	62.9	56.2	61.1	0.02%
^Craig R Freehauf dba Lincoln Theatre	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	5/31/2022	47.9	19.4	19.9	0.01%
^Lefont Theaters, Inc.	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	5/30/2022	137.0	75.3	77.0	0.03%
^Christou Real Estate Holdings LLC dba Tops American Grill	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/17/2037	284.0	253.2	275.5	0.11%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Tracey Vita-Morris dba Tracey Vita's School of Dance	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	5/10/2022	22.5	12.4	12.6	—%
^Bisson Transportation, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	5/7/2037	588.1	550.0	597.0	0.23%
^Bisson Moving & Storage Company Bisson Transportation Inc	Truck Transportation	Term Loan	Prime plus 2.75%	5/7/2022	528.7	331.6	339.3	0.13%
^Fair Deal Food Mart Inc dba Neighbors Market	Gasoline Stations	Term Loan	Prime plus 2.75%	5/3/2037	381.3	340.3	370.3	0.14%
^Tanner Optical, Inc. dba Murphy Eye Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/27/2022	8.2	4.4	4.5	—%
^Zane Filippone Co Inc dba Culligan Water Conditioning	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/12/2022	558.2	302.4	309.3	0.12%
^Indoor Playgrounds Limited Liability Company dba Kidville	Educational Services	Term Loan	Prime plus 2.75%	4/5/2022	19.5	5.8	6.0	—%
^Access Staffing, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/30/2022	187.5	99.9	101.9	0.04%
^Brandywine Picnic Park, Inc. and B.Ross Capps & Linda Capps	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/30/2031	231.5	189.5	201.9	0.08%
^Willow Springs Golf Course, Inc. & JC Lindsey Family Limited Partners	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/29/2037	755.4	674.1	734.2	0.29%
^DC Realty, LLC dba FOGO Data Centers	Professional, Scientific, and Technical Services	Term Loan	6%	3/23/2037	3,133.8	2,623.4	2,857.6	1.12%
^DC Realty, LLC dba FOGO Data Centers	Professional, Scientific, and Technical Services	Term Loan	6.25%	3/23/2022	1,540.0	771.7	789.6	0.31%
^Manuel P. Barrera and Accura Electrical Contractor, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/23/2028	103.7	78.9	82.8	0.03%
^Shweiki Media, Inc. dba Study Breaks Magazine	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/22/2027	1,178.8	868.8	908.9	0.36%
^ATI Jet, Inc.	Air Transportation	Term Loan	Prime plus 2.75%	12/28/2026	852.8	604.2	631.8	0.25%
^J. Kinderman & Sons, Inc. dba Brite Star Manufacturing Company	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/22/2036	495.0	443.5	482.7	0.19%
^K's Salon, LLC d/b/a K's Salon	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/20/2021	73.6	37.4	38.0	0.01%
^15 Frederick Place LLC & Pioneer Windows Holdings Inc & Subs	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/16/2021	250.0	125.1	127.7	0.05%
^M & H Pinestraw, Inc. and Harris L. Maloy	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/15/2021	238.2	135.5	138.3	0.05%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Taylor Transport, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	12/8/2021	515.5	157.7	161.2	0.06%
^MRM Supermarkets, Inc. dba Constantin's Breads	Food Manufacturing	Term Loan	Prime plus 2.75%	11/10/2021	137.5	68.5	70.0	0.03%
^K9 Bytes, Inc & Epazz, Inc dba K9 Bytes, Inc	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	10/26/2021	58.7	29.2	29.8	0.01%
^28 Cornelia Street Properties, LLC and Zouk, Ltd.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/25/2021	22.5	11.0	11.2	—%
^39581 Garfield, LLC and Tri County Neurological Associates, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2036	83.3	72.9	79.2	0.03%
^PTK, Incorporated dba Night N Day 24 HR Convenience Store	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/30/2036	137.5	120.5	131.0	0.05%
^Robert E. Caves, Sr. and American Plank dba Caves Enterprises	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/30/2021	302.5	145.3	148.3	0.06%
^39581 Garfield, LLC and Tricounty Neurological Associates, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2036	28.4	24.8	26.9	0.01%
^Big Apple Entertainment Partners, LLC dba Ripley's Believe it or Not	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2021	1,070.0	507.7	516.6	0.20%
^Equity National Capital LLC & Chadbourne Road Capital, LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	9/26/2021	62.5	30.1	30.7	0.01%
^Bryan Bantry Inc.	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/8/2021	400.0	40.3	41.0	0.02%
^Michael S. Decker & Janet Decker dba The Hen House Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/30/2036	16.4	14.3	15.5	0.01%
^Qycell Corporation	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	8/19/2021	187.5	83.7	85.3	0.03%
^Trademark Equipment Company Inc and David A. Daniel	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	8/19/2036	133.6	116.8	126.9	0.05%
^Valiev Ballet Academy, Inc	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	8/12/2036	91.5	37.1	40.3	0.02%
^A & A Auto Care, LLC dba A & A Auto Care, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/12/2036	101.0	89.0	96.8	0.04%
^LaHoBa, LLC dba Papa John's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/3/2036	77.5	67.3	73.2	0.03%
^Kelly Chon LLC dba Shi-Golf	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	7/29/2021	17.5	4.7	4.8	—%
^MTV Bowl, Inc. dba Legend Lanes	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/30/2036	248.5	218.4	237.0	0.09%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Lavertue Properties LLP dba Lavertue Properties	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/29/2036	44.7	39.1	42.5	0.02%
^Lisle Lincoln II Limited Partnership dba Lisle Lanes LP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/29/2036	338.1	305.9	332.2	0.13%
^Pierce Developments, Inc. dba Southside Granite	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/13/2036	256.1	222.7	241.5	0.09%
^Major Queens Body & Fender Corp	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/10/2021	28.6	13.0	13.2	0.01%
^J&K Fitness, LLC dba Physiques Womens Fitness Center	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/8/2036	449.3	401.0	435.4	0.17%
^Peanut Butter & Co., Inc. d/b/a Peanut Butter & Co.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/3/2021	65.5	28.5	29.0	0.01%
^Demand Printing Solutions, Inc. and MLM Enterprises, LLC	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/27/2021	16.5	7.3	7.5	—%
^Modern on the Mile, LLC dba Ligne Roset	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	5/25/2021	212.5	93.5	95.1	0.04%
^Profile Performance, Inc. and Eidak Real Estate, L.L.C.	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/20/2036	127.5	110.3	119.9	0.05%
^Northwind Outdoor Recreation, Inc. dba Red Rock Wilderness Store	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/18/2036	129.5	114.1	124.0	0.05%
^Michael S. Korfe dba North Valley Auto Repair	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/24/2036	15.5	13.4	14.5	0.01%
^Actknowledge,Inc dba Actknowledge	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/21/2021	57.3	24.5	25.0	0.01%
^Key Products I&II, Inc. dba Dunkin' Donuts/Baskin-Robbins	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/10/2021	153.0	65.6	66.8	0.03%
^Stephen Frank, Patricia Frank and Suds Express LLC dba Frank Chiropra	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/25/2023	63.0	32.5	33.5	0.01%
^SuzyQue’s LLC dba Suzy Que’s	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/11/2036	61.0	52.7	57.3	0.02%
^Little People’s Village, LLC dba Little People’s Village	Social Assistance	Term Loan	Prime plus 2.75%	1/31/2036	31.1	26.7	29.0	0.01%
^Seagate Group Holdings, Inc. dba Seagate Logistics, Inc.	Support Activities for Transportation	Term Loan	Prime plus 2.75%	1/28/2036	113.4	97.4	105.9	0.04%
^Patrageous Enterprises, LLC dba Incredibly Edible Delites of Laurel	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/29/2020	7.6	2.9	3.0	—%
Dixie Transport, Inc. & Johnny D. Brown & Jimmy Brown & Maudain Brown	Support Activities for Transportation	Term Loan	5.25%	12/28/2035	145.9	131.7	143.0	0.06%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Groundworks Unlimited LLC	Specialty Trade Contractors	Term Loan	6%	12/17/2023	120.0	74.1	76.6	0.03%
^Shree OM Lodging, LLC dba Royal Inn	Accommodation	Term Loan	Prime plus 2.75%	12/17/2035	27.7	23.7	25.8	0.01%
^Lodin Medical Imaging, LLC dba Watson Imaging Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/1/2020	66.4	26.2	26.6	0.01%
^Robert F. Schuler and Lori A. Schuler dba Bob’s Service Center	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/30/2035	34.0	29.1	31.6	0.01%
^West Cobb Enterprises, Inc and Advanced Eye Associates, L.L.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/12/2035	148.7	127.2	138.1	0.05%
^Lincoln Park Physical Therapy	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/20/2020	43.5	14.2	14.5	0.01%
^K9 Bytes, Inc & Epazz, Inc	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	9/30/2020	18.5	7.0	7.1	—%
^Elan Realty, LLC and Albert Basse Asociates, Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	9/30/2035	228.2	194.1	210.6	0.08%
^Success Express,Inc. dba Success Express	Couriers and Messengers	Term Loan	Prime plus 2.75%	9/29/2020	91.8	33.6	34.1	0.01%
^Modern Manhattan, LLC	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	9/20/2020	204.0	76.2	77.4	0.03%
^Dirk's Trucking, L.L.C. dba Dirk's Trucking	Truck Transportation	Term Loan	Prime plus 2.75%	9/17/2020	17.7	6.4	6.5	—%
^Rudy & Louise Chavez dba Clyde's Auto and Furniture Upholstery	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/2/2035	50.1	42.5	46.1	0.02%
^Newsome Trucking Inc and Kevin Newsome	Truck Transportation	Term Loan	Prime plus 2.75%	9/2/2035	423.1	206.1	223.6	0.09%
^California College of Communications, Inc.	Educational Services	Term Loan	Prime plus 2.75%	11/2/2020	172.5	66.0	67.1	0.03%
^DDLK Investments LLC dba Smoothie King	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/30/2020	7.5	1.7	1.7	—%
^Members Only Software	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/30/2020	40.2	14.3	14.5	0.01%
^ActKnowledge,Inc dba ActKnowledge	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/30/2020	50.0	17.3	17.6	0.01%
^I-90 RV & Auto Supercenter	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/29/2035	74.9	63.1	68.5	0.03%
^Zouk, Ltd. dba Palma	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/25/2020	27.5	9.9	10.1	—%
^CJ Park Inc. dba Kidville Midtown West	Educational Services	Term Loan	Prime plus 2.75%	6/25/2020	26.4	7.2	7.3	—%
^Tanner Optical Inc. dba Murphy Eye Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/22/2035	94.6	80.2	86.9	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^M & H Pine Straw, Inc.and Harris Maloy	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	7/10/2020	67.5	28.2	28.6	0.01%
^Excel RP, Inc./Kevin and Joann Foley	Machinery Manufacturing	Term Loan	Prime plus 2.75%	7/8/2028	50.0	36.2	38.2	0.01%
ValleyStar, Inc. dba BrightStar HealthCare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2020	6.1	2.1	2.1	—%
^ValleyStar, Inc. dba BrightStar Healthcare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2020	7.5	2.6	2.6	—%
^Diag, LLC dba Kidville	Educational Services	Term Loan	Prime plus 2.75%	6/21/2020	37.5	12.5	12.7	—%
^M & H Pine Straw, Inc and Harris L. Maloy	Support Activities for Agriculture and Forestry	Term Loan	6%	4/30/2020	183.3	57.0	57.9	0.02%
^New Economic Methods LLC dba Rita's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2020	24.8	0.6	0.6	—%
^Cocoa Beach Parasail Corp. dba Cocoa Beach Parasail	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/26/2020	6.3	2.0	2.0	—%
^Lahoba,LLC dba Papa John's Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/30/2034	42.5	35.4	38.3	0.01%
^Animal Intrusion Prevention Systems Holding Company, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/29/2024	126.5	26.6	27.5	0.01%
^David A. Nusblatt, D.M.D, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/11/2019	9.0	2.5	2.6	—%
^CMA Consulting dba Construction Management Associates	Construction of Buildings	Term Loan	Prime plus 2.75%	12/11/2019	58.5	14.9	15.1	0.01%
^KMC RE, LLC & B&B Kennels	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/19/2034	58.3	48.4	52.4	0.02%
^Demand Printing Solutions, Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	12/12/2019	10.0	2.8	2.8	—%
^Demand Printing Solutions, Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	10/29/2034	147.5	122.0	132.1	0.05%
Rover Repairs	Repair and Maintenance	Term Loan	Prime plus 2.5%	11/28/2029	72.5	52.1	37.8	0.01%
^Supreme Screw Products	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	4/17/2019	308.2	60.8	61.3	0.02%
^Gray Tree Service, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/18/2018	50.0	7.4	7.5	—%
^Gourmet to You, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2019	12.1	2.4	2.4	—%
^The Alba Financial Group, Inc.	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	6%	1/10/2019	22.5	10.2	10.3	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Grapevine Professional Services, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/22/2019	8.2	1.3	1.3	—%
^Inflate World Corporation	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/30/2018	7.5	0.7	0.8	—%
^Peter Thomas Roth Labs LL	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/26/2018	425.0	54.5	54.8	0.02%
^CBA D&A Pope, LLC dba Christian Brothers Automotive	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/14/2018	144.9	15.5	15.6	0.01%
^Gilbert Chiropractic Clinic, Inc.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/7/2018	22.5	0.5	0.5	—%
^D & D's Divine Beauty School of Esther, LLC	Educational Services	Term Loan	6%	8/1/2031	57.7	49.6	53.0	0.02%
Bwms Management, LLC	Food Services and Drinking Places	Term Loan	—%	3/1/2018	5.1	0.2	0.2	—%
Bliss Coffee and Wine Bar, LLC	Food Services and Drinking Places	Term Loan	6%	8/31/2019	87.5	68.6	69.4	0.03%
^Zog Inc.	Other Information Services	Term Loan	6%	3/17/2018	97.5	52.0	52.2	0.02%
^Saan M.Saelee dba Saelee's Delivery Service	Truck Transportation	Term Loan	Prime plus 2.75%	3/12/2018	9.8	0.7	0.7	—%
Integrity Sports Group, LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	6%	3/6/2018	75.0	30.9	31.0	0.01%
^Enewhere Custom Canvas, LLC	Textile Product Mills	Term Loan	Prime plus 2.75%	2/15/2018	12.0	0.8	0.8	—%
^A & A Acquisition, Inc. dba A & A International	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	2/15/2018	100.0	4.3	4.3	—%
^All American Printing	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	10/26/2032	69.7	36.5	39.3	0.02%
^Seo's Paradise Cleaners, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/19/2018	9.7	0.2	0.2	—%
Connect Litigation Technology, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2%	10/18/2025	150.6	25.8	18.4	0.01%
^Margab, Inc. dba Smoothie King	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/28/2017	44.0	1.4	1.4	—%
^RCB Enterprises, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/18/2017	21.1	0.9	0.9	—%
^Tammy's Bakery, Inc. dba Tammy's Bakery	Food Manufacturing	Term Loan	Prime plus 2.75%	12/10/2017	71.8	3.1	3.1	—%
^Kings Laundry,LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/30/2017	64.5	0.7	0.7	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^1911 East Main Street Holdings, Corp	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2032	15.8	12.0	12.9	0.01%
^Water Works Laundromat, LLC	Personal and Laundry Services	Term Loan	Prime plus 2.25%	9/7/2027	267.3	173.3	178.1	0.07%
^Dave Kris, and MDK Ram Corp.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/5/2026	52.6	30.2	31.6	0.01%
^Gill Express Inc. dba American Eagle Truck Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	1/5/2027	286.9	177.3	186.0	0.07%
^Smooth Grounds, Inc.	Food Services and Drinking Places	Term Loan	7.75%	12/31/2018	64.5	28.3	28.5	0.01%
^Fran-Car Corporation dba Horizon Landscape Management	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/3/2028	244.7	65.7	69.2	0.03%
^Head To Toe Personalized Pampering, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/27/2031	12.0	8.7	9.3	—%
^Christopher F. Bohon & Pamela D. Bohon	Social Assistance	Term Loan	Prime plus 2.75%	10/28/2026	5.1	3.1	3.2	—%
Mogas Limited	Gasoline Stations	Term Loan	Prime plus 2.75%	5/31/2030	100.0	70.7	54.0	0.02%
^Shree Om Lodging, LLC dba Royal Inn	Accommodation	Term Loan	Prime plus 2.75%	5/2/2030	76.9	62.4	66.3	0.03%
^Pedzik's Pets, LLC	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	3/31/2030	12.3	8.7	9.2	—%
^Nancy Carapelluci & A & M Seasonal Corner Inc.	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/1/2025	25.1	13.5	14.0	0.01%
Patricia Hughes Jones, MD PC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/13/2020	18.0	4.1	2.9	—%
^Moonlight Multi Media Production, Inc.	Other Information Services	Term Loan	5.3%	2/1/2025	7.0	2.9	3.0	—%
David M. Goens dba Superior Auto Paint & Body, Inc.	Repair and Maintenance	Term Loan	6%	8/26/2024	32.2	16.3	16.9	0.01%
^McCallister Venture Group, LLC and Maw's Vittles, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/30/2029	17.2	11.1	11.8	—%
^Computer Renaissance dba Dante IT Services, Inc.	Electronics and Appliance Stores	Term Loan	Prime plus 3.75%	3/1/2018	13.5	0.6	0.6	—%
^Chong Hun Im dba Kim's Market	Food and Beverage Stores	Term Loan	Prime plus 2.5%	2/27/2024	18.3	8.6	8.8	—%
Whirlwind Car Wash, Inc.	Repair and Maintenance	Term Loan	Prime plus 2%	4/9/2029	76.9	65.2	66.5	0.03%
^West Experience,Inc/West Mountain Equipment Rental,Inc/Ski West Lodge	Amusement, Gambling, and Recreation Industries	Term Loan	6%	6/5/2026	1,076.7	836.0	874.3	0.34%
^Center-Mark Car Wash, Ltd	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/18/2024	52.3	25.6	26.5	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Shuttle Car Wash, Inc. dba Shuttle Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.25%	11/10/2028	25.3	16.4	17.0	0.01%
^Min Hui Lin	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/30/2028	28.8	16.6	17.5	0.01%
^Delta Partners, LLC dba Delta Carwash	Repair and Maintenance	Term Loan	Prime plus 2.5%	4/5/2029	61.1	40.8	42.6	0.02%
^Auto Sales, Inc.	Motor Vehicle and Parts Dealers	Term Loan	6%	8/17/2023	17.2	7.0	7.3	—%
^B & J Manufacturing Corporation and Benson Realty Trust	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2%	3/30/2021	57.2	16.6	16.7	0.01%
^RAB Services, Inc. & Professional Floor Installations	Specialty Trade Contractors	Term Loan	Prime plus 2.5%	1/31/2023	14.3	6.3	6.4	—%
^Taste of Inverness, Inc. dba China Garden	Food Services and Drinking Places	Term Loan	Prime plus 2%	6/29/2025	16.9	8.2	8.3	—%
^Ralph Werner dba Werner Transmissions	Gasoline Stations	Term Loan	Prime plus 2.75%	12/29/2021	6.0	2.0	2.1	—%
^M. Krishna, Inc. dba Super 8 Motel	Accommodation	Term Loan	Prime plus 2%	3/20/2025	53.2	8.8	8.9	—%
^Robin C. & Charles E. Taylor & Brigantine Aquatic Center LLC	Amusement, Gambling, and Recreation Industries	Term Loan	6%	9/14/2023	39.8	30.1	31.1	0.01%
^OrthoQuest, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2%	3/12/2022	13.0	3.7	3.7	—%
^CPN Motel, L.L.C. dba American Motor Lodge	Accommodation	Term Loan	Prime plus 2.25%	4/30/2024	68.1	28.2	28.8	0.01%
^Track Side Collision & Tire, Inc.	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/16/2025	10.2	4.6	4.7	—%
^Duttakrupa, LLC dba Birmingham Motor Court	Accommodation	Term Loan	Prime plus 2.25%	9/8/2023	22.6	11.1	11.3	—%
^Deesha Corporation, Inc. dba Best Inn & Suites	Accommodation	Term Loan	Prime plus 2.25%	2/14/2025	53.2	25.4	26.0	0.01%
^Maruti, Inc	Accommodation	Term Loan	Prime plus 2.25%	11/25/2024	50.4	23.5	24.0	0.01%
Willington Hills Equestrian Center LLC	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	10/19/2022	19.5	12.5	12.9	0.01%
^LABH, Inc. t/a Ramada Ltd.	Accommodation	Term Loan	Prime plus 2.25%	9/27/2024	85.1	37.7	38.5	0.02%
^Randall D. & Patricia D. Casaburi dba Pat's Pizzazz	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	3/13/2023	15.7	6.3	6.5	—%
^Gain Laxmi, Inc. dba Super 8 Motel	Accommodation	Term Loan	Prime plus 2.25%	5/31/2023	46.4	18.1	18.4	0.01%
^Naseeb Corporation	Accommodation	Term Loan	Prime plus 2.25%	3/31/2024	62.9	27.3	27.8	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Stillwell Ave Prep School	Social Assistance	Term Loan	Prime plus 2.75%	1/14/2023	17.1	5.7	5.9	—%
^Karis, Inc.	Accommodation	Term Loan	Prime plus 2%	12/22/2023	34.1	12.2	12.3	—%
^Five Corners, Ltd.	Gasoline Stations	Term Loan	Prime plus 2.75%	12/11/2019	19.5	3.6	3.7	—%
^Alyssa Corp dba Knights Inn	Accommodation	Term Loan	Prime plus 2.25%	9/30/2023	65.7	39.5	40.2	0.02%
^Bhailal Patel dba New Falls Motel	Accommodation	Term Loan	Prime plus 2.75%	3/27/2023	22.9	3.2	3.3	—%
^Pegasus Automotive, Inc.	Gasoline Stations	Term Loan	Prime plus 2.75%	12/23/2022	25.8	9.8	10.1	—%
^Delyannis Iron Works	Fabricated Metal Product Manufacturing	Term Loan	6%	12/8/2022	68.4	12.1	12.5	—%
^P. Agrino, Inc. dba Andover Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/18/2021	32.6	7.5	7.6	—%
^RJS Service Corporation	Gasoline Stations	Term Loan	Prime plus 2.75%	8/20/2021	18.1	5.3	5.4	—%
Total Performing SBA Unguaranteed Investments					$276,970.7	$245,799.2	$247,346.8	96.77%

Non-Performing SBA Unguaranteed Investments (3)
*^200 North 8th Street Associates LLC and Enchanted Acres Farm	Food Manufacturing	Term Loan	6.25%	5/4/2028	468.8	469.3	450.4	0.18%
*^214 North Franklin, LLC and Winter Ventures, Inc.	Nonstore Retailers	Term Loan	6%	11/29/2037	81.7	81.7	—	—%
*^A + Quality Home Health Care, Inc.	Ambulatory Health Care Services	Term Loan	6%	8/1/2016	1.1	1.1	1.0	—%
*^Advanced Machine & Technology, Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	7/29/2025	67.1	67.3	37.7	0.01%
*^Aegis Creative Communications, Inc.	Professional, Scientific, and Technical Services	Term Loan	6.5%	11/30/2022	245.9	246.5	243.1	0.10%
*^Alejandro Rico dba Rico Motors and Golden West Motel and Alrima Co Inc	Motor Vehicle and Parts Dealers	Term Loan	6.75%	11/25/2040	68.3	68.4	42.0	0.02%
*^Al-Mustafa Enterprise, Inc. and Al-Mustafa Enterprise Inc	Motor Vehicle and Parts Dealers	Term Loan	6.25%	9/18/2040	129.3	129.5	106.9	0.04%
*^AUM Estates, LLC and Sculpted Figures Plastic Surgery Inc.	Ambulatory Health Care Services	Term Loan	6%	3/14/2038	305.3	305.7	—	—%
*AWA Fabrication & Construction, L.L.C.	Fabricated Metal Product Manufacturing	Term Loan	6%	4/30/2025	34.7	34.8	—	—%
*^B&B Fitness and Barbell, Inc. dba Elevations Health Club	Amusement, Gambling, and Recreation Industries	Term Loan	6%	6/22/2035	187.9	188.2	193.2	0.08%
*Baker Sales, Inc. dba Baker Sales, Inc.	Nonstore Retailers	Term Loan	6%	3/29/2036	177.0	177.4	77.1	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
*^Fieldstone Quick Stop LLC Barber Investments LLC Thadius M B	Gasoline Stations	Term Loan	6%	9/30/2038	406.2	407.3	4.7	—%
*^Barber Investments LLC and Fieldstone Quickstop LLC and Maine Dollar	Gasoline Stations	Term Loan	6.25%	8/15/2039	146.0	146.3	—	—%
*^Calhoun Satellite Communications Inc and Transmission Solutions Group	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	2/27/2025	809.7	811.7	437.2	0.17%
*Calhoun Satellite Communications, Inc.	Telecommunications	Term Loan	Prime plus 2.75%	12/2/2026	188.7	189.1	170.2	0.07%
*^Carolina Beefs, LLC dba Beef O'Brady's	Food Services and Drinking Places	Term Loan	6.75%	4/13/2025	16.5	16.5	—	—%
*^Chickamauga Properties, Inc., MSW Enterprises, LLP	Amusement, Gambling, and Recreation Industries	Term Loan	6.25%	12/22/2035	59.0	59.0	56.6	0.02%
*^Chickamauga Properties, Inc. and MSW Enterprises, LLP	Amusement, Gambling, and Recreation Industries	Term Loan	6.25%	10/19/2022	43.4	43.5	—	—%
*^CM Lab Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/20/2026	165.7	166.1	155.1	0.06%
*^Custom Software, Inc. a Colorado Corporation dba M-33 Access	Professional, Scientific, and Technical Services	Term Loan	6.25%	6/17/2021	274.0	274.7	241.4	0.09%
*^Custom Software, Inc. a Colorado Corporation dba M-33 Access	Broadcasting (except Internet)	Term Loan	6.25%	4/30/2022	94.1	94.3	—	—%
*^D&G Capital LLC dba Miami Grill 277	Food Services and Drinking Places	Term Loan	6.5%	12/16/2025	81.8	82.0	53.3	0.02%
*^Daniel S. Fitzpatrick dba Danny's Mobile Appearance Reconditioning Service	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/29/2018	0.7	0.7	0.6	—%
*^Danjam Enterprises, LLC dba Ariel Dental Care	Ambulatory Health Care Services	Term Loan	6%	3/31/2035	125.8	126.0	119.2	0.05%
*^Danjam Enterprises, LLC dba Ariel Dental Care	Ambulatory Health Care Services	Term Loan	6%	3/29/2023	64.7	64.8	61.3	0.02%
*^Dill Street Bar and Grill Inc and WO Entertainment, Inc	Food Services and Drinking Places	Term Loan	6%	9/27/2027	78.2	78.4	—	—%
*Dr. Francis E. Anders, DVM	Professional, Scientific, and Technical Services	Term Loan	6%	8/9/2015	1.6	1.6	1.5	—%
*^DTM Parts Supply Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/2/2025	54.7	54.8	42.0	0.02%
*^E & I Holdings, LP & PA Farm Products, LLC	Food Manufacturing	Term Loan	6%	4/30/2030	4,874.0	4,923.2	2,836.0	1.11%
*^ENI Inc, Event Networks Inc, ENI Worldwide LLC and Spot Shop Inc	Professional, Scientific, and Technical Services	Term Loan	6.75%	4/25/2024	386.4	386.8	87.2	0.03%
*^ENI Inc. dba ENI Group, Inc	Other Information Services	Term Loan	6.75%	12/11/2025	32.8	32.8	—	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
*^Europlast Ltd	Plastics and Rubber Products Manufacturing	Term Loan	6%	9/26/2022	315.0	315.8	48.5	0.02%
*^Europlast Ltd	Plastics and Rubber Products Manufacturing	Term Loan	6%	5/31/2023	107.2	107.4	64.4	0.03%
*^Event Mecca LLC	Other Information Services	Term Loan	6%	4/10/2023	12.3	12.3	9.5	—%
*^EZ Towing, Inc.	Support Activities for Transportation	Term Loan	6%	1/31/2023	86.2	86.4	8.3	—%
*^Gator Communications Group LLC dba Harvard Printing Group	Printing and Related Support Activities	Term Loan	6.25%	3/30/2022	232.9	233.5	25.8	0.01%
*^Gator Communications Group LLC dba Harvard Printing Group	Printing and Related Support Activities	Term Loan	6.25%	4/25/2022	157.4	157.8	—	—%
*^Gator Communications Group, LLC dba Harvard Printing Group	Printing and Related Support Activities	Term Loan	6.25%	3/27/2023	13.3	13.3	—	—%
*^Grand Manor Realty, Inc. & Kevin LaRoe	Real Estate	Term Loan	6%	2/20/2023	18.9	19.0	17.7	0.01%
*Guzman Group,LLC	Rental and Leasing Services	Term Loan	6%	9/30/2019	182.8	183.3	167.6	0.07%
*Harrelson Materials Management,Inc	Waste Management and Remediation Services	Term Loan	6%	6/24/2021	464.0	465.2	25.0	0.01%
*^Hartford Cardiology Group LLC and Ideal Nutrition of Connecticut LLC	Ambulatory Health Care Services	Term Loan	6.25%	6/30/2026	476.5	477.6	45.6	0.02%
*^Hemingway Custom Cabinetry LLC	Furniture and Related Product Manufacturing	Term Loan	6.5%	9/25/2025	198.1	198.6	71.7	0.03%
*^Home Again Restaurant LLC	Food Services and Drinking Places	Term Loan	6.25%	6/30/2040	58.7	58.8	47.6	0.02%
*^J Olson Enterprises LLC and Olson Trucking Direct, Inc.	Truck Transportation	Term Loan	6%	6/28/2025	626.9	628.4	79.0	0.03%
*^J&M Concessions, Inc.dba A-1 Liquors	Food and Beverage Stores	Term Loan	6.25%	3/3/2039	130.2	130.6	64.7	0.03%
*^J&M Concessions Inc dba A 1 Liquors	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/27/2025	79.8	80.0	20.2	0.01%
*^Jacksonville Beauty Institute Inc. dba Beauty Institute's	Educational Services	Term Loan	Prime plus 2.75%	10/23/2025	43.6	43.7	40.8	0.02%
*Jenny's Wunderland, Inc.	Social Assistance	Term Loan	6%	6/29/2036	128.5	128.8	32.0	0.01%
*^Karykion, Corporation dba Karykion Corporation	Professional, Scientific, and Technical Services	Term Loan	6%	6/28/2022	144.4	144.8	135.2	0.05%
*^Kantz LLC and Kantz Auto LLC dba Kantz's Hometown Auto	Motor Vehicle and Parts Dealers	Term Loan	6.25%	10/29/2039	64.1	64.2	57.5	0.02%
*^Kids at Heart,LLC dba Monster Mini Golf	Amusement, Gambling, and Recreation Industries	Term Loan	6.75%	9/22/2026	21.5	21.6	12.5	—%
*Krishna of Orangeburg, Inc.	Accommodation	Term Loan	6%	2/20/2032	10.3	10.3	5.7	—%
*^Kup's Auto Spa Inc	Repair and Maintenance	Term Loan	6.25%	11/15/2038	365.9	366.8	342.5	0.13%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
*Kup’s Auto Spa, Inc.	Repair and Maintenance	Term Loan	6.25%	10/23/2025	54.6	54.7	51.1	0.02%
*^Las Torres Development LLC dba Houston Event Centers	Real Estate	Term Loan	6%	8/27/2028	51.0	51.0	—	—%
*^M and C Renovations Inc	Construction of Buildings	Term Loan	Prime plus 2.75%	10/31/2024	13.7	13.8	10.7	—%
*^Matchless Transportation LLC dba First Class Limo	Transit and Ground Passenger Transportation	Term Loan	6.25%	8/3/2022	125.6	125.9	111.8	0.04%
*^Milliken and Milliken, Inc. dba Milliken Wholesale Distribution	Merchant Wholesalers, Durable Goods	Term Loan	6%	6/10/2036	25.6	25.6	—	—%
*^Mojo Brands Media, LLC	Broadcasting (except Internet)	Term Loan	6%	8/28/2023	723.1	725.0	340.6	0.13%
*Morris Glass and Construction	Specialty Trade Contractors	Term Loan	6%	3/7/2021	44.8	44.8	2.7	—%
*Municipal Hydro Sevices Inc.	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/30/2027	258.4	259.0	159.0	0.06%
*^New Paltz Dental Care, PLLC dba Ariel Dental Care	Ambulatory Health Care Services	Term Loan	6%	6/19/2025	97.3	97.5	59.8	0.02%
*^Colts V LLC and Nowatzke Service Center, Inc	Repair and Maintenance	Term Loan	6.75%	9/26/2039	576.2	577.6	546.7	0.21%
*^Nowatzke Service Center Inc dba Nowatzke Truck and Trailer	Repair and Maintenance	Term Loan	Prime plus 2.75%	1/29/2026	96.7	96.9	91.8	0.04%
*Our Two Daughters L.L.C. dba Washington's Restaurant	Food Services and Drinking Places	Term Loan	6%	6/18/2026	674.2	681.0	65.3	0.03%
*^Planet Verte, LLC dba Audio Unlimited	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/20/2020	16.4	16.4	13.9	0.01%
*Professional Systems, LLC and Professional Cleaning	Administrative and Support Services	Term Loan	6%	7/30/2020	131.6	131.8	2.4	—%
*^Route 130 SCPI Holdings LLC Route 130 SCPI Operations LLC	Food Services and Drinking Places	Term Loan	6.25%	9/30/2039	535.1	536.4	306.4	0.12%
*^Scoville Plumbing & Heating Inc and Thomas P. Scoville	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/25/2022	32.0	32.1	30.4	0.01%
*^Shivsakti, LLC dba Knights Inn	Accommodation	Term Loan	6.25%	12/20/2032	8.0	8.0	—	—%
*^Sourceco Limited Liability Company	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/17/2025	44.9	45.0	43.2	0.02%
*^Sovereign Communications LLC	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	2/7/2024	707.3	709.1	671.2	0.26%
*^Square Deal Siding Company, LLC dba Square Deal Siding Company	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/18/2025	20.2	20.3	19.4	0.01%
*^STK Ventures Inc dba JP Dock Service & Supply	Specialty Trade Contractors	Term Loan	6%	5/9/2037	31.6	31.6	—	—%
*^Stormrider Inc dba Shirley's Stormrider Inc	Truck Transportation	Term Loan	Prime plus 2.75%	9/23/2025	60.2	60.3	—	—%
*^Stormrider Inc dba Shirley's Stormrider, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	11/25/2024	119.1	119.4	43.4	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
*Stormwise South Florida dba Stormwise Shutters	Specialty Trade Contractors	Term Loan	6%	11/7/2036	110.9	111.2	—	—%
*The Law Office of Joseph A. Foistner Esquire and Affiliates,PC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/26/2027	62.3	62.5	—	—%
*^Thomas P. Scoville dba Scoville Plumbing & Heating, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/16/2021	34.3	34.3	32.5	0.01%
*Transmission Solutions Group, Inc. and Calhoun Satellite Communications	Telecommunications	Term Loan	Prime plus 2.75%	12/2/2041	140.9	141.3	72.0	0.03%
*^Will Zac Management LLC dba Papa John's	Food Services and Drinking Places	Term Loan	6.25%	12/19/2024	42.4	42.5	39.7	0.02%
*^Winter Ventures Inc and 214 N Franklin LLC	Nonstore Retailers	Term Loan	6%	4/29/2024	56.5	56.6	—	—%
*^Winter Ventures Inc dba Qualitybargainbooks and Qualitybargainmall	Nonstore Retailers	Term Loan	6%	12/23/2024	149.1	149.3	—	—%
*^Winter Ventures Inc dba Qualitybargainbooks and Qualitybargainmall	Nonstore Retailers	Term Loan	6%	4/3/2029	134.4	134.5	—	—%
*^Wired LLC and Moulison North Corporation	Specialty Trade Contractors	Term Loan	6.25%	6/30/2024	320.6	321.4	312.7	0.12%
*^Wired LLC and Moulison North Corporation	Specialty Trade Contractors	Term Loan	6.25%	7/3/2024	137.9	138.3	23.0	0.01%
Total Non-Performing Unguaranteed SBA Investments					$19,246.5	$19,332.8	$9,789.2	3.83%

Total Unguaranteed SBA Investments					$296,217.2	$265,132.0	$257,136.0	100.60%

Performing SBA Guaranteed Investments (4)
Party By Design Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/18/2042	3,615.0	3,615.0	4,075.9	1.59%
NY Tent LLC & NY Tent Parent, LLC dba Tent Company of New York	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/20/2027	3,082.5	3,082.5	3,391.5	1.33%
SSN GROUP LLC and Dockside Steel Processing LLC	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/29/2042	3,750.0	3,750.0	4,125.9	1.61%
Dan Cline Transport Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	9/29/2030	3,016.5	3,016.5	3,272.9	1.28%
Harco Metal Products Inc	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	9/29/2042	4,401.0	4,401.0	4,945.6	1.93%
JBK Truck Trailer and Bus Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/23/2042	236.3	236.3	269.0	0.11%
Pecos Entertainment LLC dba State Theater and Pecos Inn LLC	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	3/27/2042	411.5	411.5	465.8	0.18%
Swantown Inn & Spa LLC	Accommodation	Term Loan	Prime plus 2.75%	5/26/2042	85.3	85.3	97.1	0.04%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Bear Creek Entertainment LLC dba The Woods at Bear Creek	Accommodation	Term Loan	Prime plus 2.75%	8/12/2041	1,172.3	1,172.3	1,329.1	0.52%
House of Bread & Coffee Corp dba Casa Do Pao	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/27/2042	407.1	407.1	463.5	0.18%
CR Park Incorporated dba Define Body and Mind	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/20/2027	82.5	82.5	91.6	0.04%
AP6 LLC and Amishp LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/30/2042	323.3	323.3	368.1	0.14%
Sneads Ferry Foods, Inc. dba DQ Grill & Chill	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/27/2042	989.9	989.9	1,120.7	0.44%
Work of Heart Inc.dba Little Nest Portraits	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/28/2027	64.1	64.1	71.2	0.03%
Total SBA Guaranteed Performing Investments					$21,637.3	$21,637.3	$24,088.0	9.42%

Total SBA Unguaranteed and Guaranteed Investments					$317,854.5	$286,769.3	$281,224.0	110.02%

Controlled Investments (5)
*Advanced Cyber Security Systems, LLC (6), (18)	Data processing, hosting and related services.	50% Membership Interest	—%	—	—	—	—	—%
		Term Loan	3%	December 2014	1,120.0	381.0	—	—%
*Automated Merchant Services, Inc. (7), (18)	Data processing, hosting and related services.	100% Common Stock	—%	—	—	—	—	—%
CDS Business Services, Inc. (8)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Common Stock	—%	—	—	4,428.0	5,500.0	2.15%
		Line of Credit	Prime plus 2.5%	August 2018	7,895.0	7,895.0	7,895.0	3.09%
Newtek Technology Solutions, Inc. (11)	Data processing, hosting and related services.	100% Common Stock	—%	—	—	8,384.0	16,000.0	6.26%
*Fortress Data Management, LLC (18)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	—	—	—%
Newtek Insurance Agency, LLC (13), (18)	Insurance Carriers and Related Activities	100% Membership Interest	—%	—	—	—	2,500.0	0.98%
*PMTWorks Payroll, LLC (9)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	725.1	—	—%
		Term Loan	10%-12%	Various maturities through July 2019	2,685.0	2,685.0	—	—%
Secure CyberGateway Services, LLC (10), (18)	Data processing, hosting and related services.	66.7% Membership Interest	—%	—	—	—	—	—%
		Term Loan	7%	June 2017	2,400.0	300.0	—	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2017 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Small Business Lending, LLC (12), (18)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	—	2,500.0	0.98%
*Summit Systems and Designs, LLC (14), (18)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	—	—	—%
ADR Partners, LLC dba banc-serv Partners, LLC (12)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	5,260.3	3,400.0	1.33%
Premier Payments LLC (11)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	16,438.0	21,000.0	8.22%
International Professional Marketing, Inc. (17)	Professional, Scientific, and Technical Services	100% Common Stock	—%	—	—	8,800.0	8,800.0	3.44%
		Line of Credit	Prime plus 0.5%	April 2018	200.0	200.0	200.0	0.08%
SIDCO, LLC (17)	Professional, Scientific, and Technical Services	100% Membership Interest	—%	—	—	2,320.0	2,320.0	0.91%
		Line of Credit	Prime plus 0.5%	—	345.0	345.0	345.0	0.13%
Universal Processing Services of Wisconsin, LLC (11) (18)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	—	66,000.0	25.82%
Titanium Asset Management, LLC (15)	Administrative and Support Services	Term Loan	3%	July 2017	2,200.0	193.9	—	—%
		100% Membership Interest	—%	—	—	—	—	—%
Excel WebSolutions, LLC (16)	Data processing, hosting and related services.	Term Loan	10%	September 2018	1,020.2	535.4	489.0	0.19%
		50% Membership Interest	—%	—	—	—	—	—%
Total Controlled Investments					$17,865.2	$58,890.7	$136,949.0	53.58%

Investments in Money Market Funds
UBS Select Treasury Institutional Fund - 0.84% yield					$9.4	$9.4	$9.4	—%

Total Investments					$335,729.1	$345,669.4	$418,182.4	163.60%

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

NEWTEK BUSINESS SERVICES CORP.

Date: November 8, 2017	By:	/S/ BARRY SLOANE
Barry Sloane
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2017	By:	/S/ JENNIFER EDDELSON
Jennifer Eddelson
Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)