Form 10-K
period 2017-12-31
Newtek Business Services Corp.
filed 2018-03-16
CIK 1587987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (all as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $265,168,000 as of the last business day of the registrant’s second fiscal quarter of 2017, based on a closing price on that date of $16.29 on the Nasdaq Global Market. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates.
As of March 15, 2018, there were 18,547,030 shares issued and outstanding of the registrant’s Common Stock, par value $0.02 per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2018 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES

Defined Terms

We have used “we,” “us,” “our”, “our company”, and “the Company” to refer to Newtek Business Services Corp. and its subsidiaries in this report. We also have used several other terms in this report, which are explained or defined below:

Terms
1940 Act	Investment Company Act of 1940, as amended
2016-1 Trust	Newtek Small Business Loan Trust, Series 2016-1
2017-1 Trust	Newtek Small Business Loan Trust, Series 2017-1
2021 Notes	7% Notes due 2021
2022 Notes	7.5% Notes due 2022
2023 Notes	6.25% notes due 2023
ASC	Accounting Standards Codification, as issued by the FASB
ASU	Accounting Standards Updates, as issued by the FASB
ATM Equity Distribution Agreement
At the Market equity distribution agreement between the Company and JMP Securities, LLC, Compass Point Research & Trading, LLC, D.A. Davidson and Ladenburg Thalman & Co., Inc., as amended and restated on September 6, 2017

BDC	Business Development Company under the 1940 Act
Board	The Company's board of directors
Capital One	Capital One Bank, N.A.
Code	Internal Revenue Code of 1986, as amended
DRIP	The Company's dividend reinvestment plan
EBITDA	Earnings before interest, taxes, depreciation and amortization
Equity Incentive Plan	The Company's 2015 Equity Incentive Plan
Exchange Act	Securities and Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Goldman Facility	Credit and Guaranty Agreement between UPSW, NTS, Premier, BSP, SBL GS Bank; as amended on June 21, 2017
Goldman Sachs	Goldman Sachs Bank
LIBOR	London Interbank Offered Rate
NAV	Net Asset Value
Related Party RLOC	Unsecured revolving line of credit agreement between UPSW, NTS, Premier, BSP and SBL as lenders and Newtek as borrower
PLP	Preferred Lender Program, as authorized by the SBA
Redemption Date	March 23, 2018
RIC	Regulated investment company under the Code
S&P	Standard and Poor's
SBA	United States Small Business Administration
SBLC	Small Business Lending Company
SBIC	Small Business Investment Company
SEC	Securities and Exchange Commission
SMB	Small-and-medium sized businesses
Sterling	Sterling National Bank
Sterling 504 Facility	Loan and Security Agreement between NBCS and Sterling, as lender to fund SBA 504 loans
Sterling Receivable and Inventory Facility	Loan and Security Agreement between NBCS and Sterling, as lender to fund accounts receivable and inventory financing arrangements
Taxable Subsidiaries	Companies formed by Newtek which are taxed as corporations for income tax purposes

Trustee	U.S. Bank, N.A.
U.S. GAAP or GAAP	Generally accepted accounting principles in the United States

Portfolio Companies and Subsidiaries
NSBF	Newtek Small Business Finance, LLC, a consolidated subsidiary
Exponential	Exponential Business Development Co., Inc., a Taxable Subsidiary
UPSW or NMS	Universal Processing Services of Wisconsin, LLC dba Newtek Merchant Solutions, a wholly-owned controlled portfolio company
Premier	Premier Payments LLC, a wholly-owned controlled portfolio company
NTS	Newtek Technology Solutions, Inc., a wholly-owned controlled portfolio company
IPM	International Professional Marketing, Inc., a wholly-owned controlled portfolio company
SIDCO	SIDCO, LLC dba Cloud Nine Services, a wholly-owned controlled portfolio company
EWS	Excel WebSolutions, LLC, a controlled portfolio company
NBCS	CDS Business Services, Inc. dba Newtek Business Credit Solutions, a wholly-owned controlled portfolio company
SBL	Small Business Lending, LLC, a wholly-owned controlled portfolio company
BSP	ADR Partners, LLC dba banc-serv Partners, LLC, a wholly-owned controlled portfolio company
NPS	PMTWorks Payroll, LLC dba Newtek Payroll and Benefits Solutions, a wholly-owned controlled portfolio company
NIA	Newtek Insurance Agency, LLC, a wholly-owned controlled portfolio company
UCS	United Capital Source, LLC, a wholly-owned controlled portfolio company
TAM	Titanium Asset Management LLC, a wholly-owned controlled portfolio company

PART I
ITEM 1. BUSINESS.

We are an internally managed non-diversified closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. We have also elected to be treated as a RIC under the Code for U.S. federal income tax purposes, beginning with our 2015 tax year. We were formed to continue and expand the business of Newtek Business Services, Inc. We expect that our investments will typically be similar to the investments we made prior to our reincorporation.

As a BDC, our investment objective is to generate both current income and capital appreciation primarily through loans originated by our business finance platform and our equity investments in certain portfolio companies that we control.

Our Business

We are an internally managed BDC that is a leading national non-bank lender that provides, together with our controlled portfolio companies, a wide range of business services and financial products under the Newtek® brand to the SMB market. Newtek’s products and services include: Business Lending including SBA 7(a) and 504 lending, Electronic Payment Processing, Managed Technology Solutions (Cloud Computing), eCommerce, Accounts Receivable and Inventory Financing, The Secure Gateway, The Newtek Advantage, personal and commercial lines Insurance Services, Web Services, Data Backup, Storage and Retrieval, and Payroll and Benefits Solutions to SMB accounts nationwide across all industries. We have an established and reliable platform that is not limited by client size, industry type or location. As a result, we believe we have a strong and diversified client base across every state in the U.S. and across a variety of different industries. In addition, we have developed a financial and technology based business model that enables us and our controlled portfolio companies to acquire and process our SMB clients in a cost effective manner. This capability is supported in large part by NewTracker®, our patented prospect management technology software which is similar to but we believe is better than the system popularized by Salesforce.com. We believe that this technology and low cost business model distinguishes us from our competitors.

We define SMBs as companies having revenues of $1,000,000 to $100,000,000. We focus on serving the SMB market, which we estimate to be over 27 million businesses in the U.S. We believe that these businesses have historically been underserved by traditional financial institutions and typically lack the capital resources to build a competitive business and marketing infrastructure on their own. Further, in today’s economic climate, we believe SMBs have particular difficulty obtaining capital from traditional lending sources. While we do not compete directly with alternative online lenders such as The Lending Club, Prosper.com, OnDeck Capital, Inc. and Kabbage Inc., we do provide financing solutions as an alternative to traditional lending. We believe there is significant demand for such alternative financing among SMBs. Our lending solutions and our controlled portfolio companies’ outsourced business solutions help clients manage and grow their businesses and compete effectively in today’s marketplace. We obtain our customers through referrals from various business partners, such as banks, insurance companies, credit unions and other affinity groups, as well as through our own direct sales force and advertising campaigns. We source, acquire and process SMB customers in a cost effective manner without reliance on high cost sales staff and time consuming application processes.

In lending, we believe we are a leading capital provider to SMBs based on our loan volume. We originate loans through a variety of sourcing channels and through a disciplined underwriting process, and seek to achieve attractive risk-weighted returns. Our multi-faceted relationships with certain borrowers allow us to closely monitor their credit profile and take an active role in managing our investments. Further, our lending capabilities, coupled with the broad outsourced business solutions of our controlled portfolio companies, create attractive cross-selling opportunities within our client base. We believe our business model creates powerful network effects which will help drive growth and operating leverage in our business. In addition, our SBA 7(a) loans originated by NSBF are structured so that the government guaranteed portion can be rapidly sold, which, based on our historic ability to securitize the unguaranteed portions and assuming the continuation of current market conditions, allows us to quickly recover our principal and earn excess capital on each SBA 7(a) loan, usually in less than a year. We may in the future determine to retain the government guaranteed or unguaranteed portions of SBA 7(a) loans pending deployment of excess capital. From 2012 through December 31, 2017, NSBF has consistently been the largest non-bank SBA 7(a) lender and currently is the sixth largest SBA 7(a) lender in the U.S. based on dollar lending volume.

Our proprietary technology platform, The Newtek Advantage, which we make available to our controlled portfolio companies enables them to provide clients with a real-time management solution that organizes all of a business’ critical transaction and economic, eCommerce and website traffic data on a smartphone, tablet, laptop or personal computer. This technology provides critical consumer and marketing intelligence, including data mining, and provides a range of differentiated solutions and analytical tools that may be easily customized and integrated within their clients’ existing business processes. It also provides clients with seamless connectivity to a payment and managed technology infrastructure that is secure, fully compliant and regularly updated with the latest capabilities, services and functionalities. The platform is scalable to facilitate growth and meet the needs of new clients and consists solely of cloud-based offerings.

Newtek and its controlled portfolio companies use NewTracker®, our patented and proprietary technology for receiving, processing and monitoring prospective customers. This enables Newtek and its controlled portfolio companies to acquire SMB customers in a cost effective manner as it is all accomplished by skilled staff using state of the art technology without the need for high cost sales staff or applications processors. It also permits our referral partners to have a real time window into the back office processing of the referrals they give. The software automatically pre-populates any necessary forms or applications so the processing is efficient and also cost effective. Finally, it also identifies opportunities for the cross-sale of other Newtek branded products or services.

Business Finance Platform

SBA 7(a) Lending

Our portfolio consists of guaranteed and unguaranteed non-affiliate SBA loan investments that were made through our business finance platform, which includes NSBF, a nationally licensed SBA lender under the federal Section 7(a) loan program. SBA 7(a) loans are partially guaranteed by the SBA, an independent government agency that facilitates one of the nation’s largest sources of SMB financing. SBA guarantees typically range between 75% and 90% of the principal and interest due. NSBF has a dedicated Senior Lending Team that originates and services SBA 7(a) loans to qualifying SMBs. NSBF sells the guaranteed portions of its SBA 7(a) loans, typically within two weeks of origination, and retains the unguaranteed portion until accumulating sufficient loans for a securitization. NSBF’s securitization process is as follows. After accumulating sufficient loans, the loans are transferred to a special purpose vehicle (a “Trust”), which in turn issues notes against the Trust’s assets in a private placement. The Trust’s primary source of income for repaying the securitization notes is the cash flows generated from the unguaranteed portion of SBA 7(a) loans now owned by the Trust; principal on the securitization notes will be paid by cash flow in excess of that needed to pay various fees related to the operation of the Trust and interest on the debt. Securitization notes have an expected maturity of about five years, and the Trust is dissolved when the securitization notes are paid in full.
We intend to continue to expand our business finance platform primarily by expanding senior secured lending through NSBF. We believe NSBF’s SBA license, combined with NSBF’s PLP designation, provides us with a distinct competitive advantage over other SMB lenders that have not overcome these significant barriers-to-entry in our primary loan market. NSBF originated approximately $385,882,000 of SBA 7(a) loans during 2017 and approximately $309,147,000 during 2016. We believe that we will continue to be introduced to a variety of high-quality investment opportunities through our existing loan sourcing channels and our controlled portfolio companies’ relationships with their clients, and our status as a BDC which helps fuel the growth of our loan portfolio by providing us with better access to lower-cost capital.

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

NSBF has a dedicated capital markets team that sells the guaranteed portions of its SBA 7(a) loans and sells or securitizes the unguaranteed portions of its SBA 7(a) loans. Historically, NSBF has sold the guaranteed portions of its originated SBA 7(a) loans shortly after origination and retained the unguaranteed portions until accumulating sufficient loans for a securitization. Since inception, NSBF has sold SBA guaranteed portions of SBA 7(a) loans at premiums ranging from 106% to 120% of par value and typically any portion of the premium that is above 110% of par value is shared equally between NSBF and the SBA. Since December 2010, NSBF has maintained its securitization program for unguaranteed portions of its SBA 7(a) loans and has successfully completed eight securitization transactions with Standard & Poor’s AA or A ratings and attractive advance rates of approximately 70% of par value. NSBF’s most recent and largest securitization to date occurred in December 2017, when it sold $75,426,000 of unguaranteed SBA 7(a) loan-backed notes. NSBF intends to complete additional securitizations in the future which may be on comparable although not necessarily identical terms and conditions. We may determine to retain the government guaranteed or unguaranteed portions of loans, pending deployment of excess capital.

NSBF’s senior lending team has focused on making smaller loans, approximately $1,000,000 or less, in order to maintain a diversified pool of loans that are dispersed both geographically and among industries, which limits NSBF’s exposure to regional and industry-specific economic downturns. Specifically, as of December 31, 2017, NSBF’s loan portfolio consisted of 1,572 loans originated across 50 states in 77 different industries as defined by the North American Industry Classification System (“NAICS”). The following charts summarize NSBF’s mix of investment concentrations by industry and geography as of December 31, 2017 (in thousands):

Distribution by NAICS Code Description

NAICS Code Description	Number of Loans	Aggregate Balance ($)	Average Balance ($)	Percentage of Balance
Food Services and Drinking Places	191	$27,855	$146	9.7%
Amusement, Gambling, and Recreation Industries	89	20,163	227	7.0%
Professional, Scientific, and Technical Services	98	16,871	172	5.9%
Truck Transportation	57	16,287	286	5.7%
Ambulatory Health Care Services	78	14,608	187	5.0%
Repair and Maintenance	87	13,372	154	4.6%
Specialty Trade Contractors	69	9,750	141	3.4%
Food Manufacturing	18	9,238	513	3.2%
Accommodation	42	8,791	209	3.1%
Fabricated Metal Product Manufacturing	26	8,281	319	2.9%
Other	817	142,474	174	49.5%
Total	1,572	$287,690	$183	100.0%

Distribution by State

State	Number of Loans	Aggregate Balance ($)	Average Balance ($)	Percentage of Balance
Florida	184	$33,324	$181	11.6%
New York	187	31,326	168	10.9%
California	117	19,306	165	6.7%
Texas	84	18,212	217	6.3%
Connecticut	100	16,770	168	5.8%
Pennsylvania	69	15,179	220	5.3%
Georgia	65	13,973	215	4.9%
New Jersey	86	13,138	153	4.6%
Illinois	49	12,030	246	4.2%
North Carolina	54	10,585	196	3.7%
Other	577	103,847	180	36.0%
Total	1,572	$287,690	$183	100.0%

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

Risk Rating

Portfolio	Number of Loans	Aggregate Balance ($)	Average Balance ($)	Percentage of Balance
Risk Rating 1 - 4	1,468	$263,501	$179	91.6%
Risk Rating 5	8	953	119	0.3%
Risk Rating 6	92	22,567	245	7.9%
Risk Rating 6/7 and 7	4	669	167	0.2%
Total	1,572	$287,690	$183	100.0%

The weighted average term to maturity and weighted average interest rate of NSBF’s loan portfolio as of December 31, 2017 was 16.3 years and 6.9%, respectively.

Receivables Financing, Inventory Financing and SBA 504 Lending

The business finance platform also includes NBCS, a controlled portfolio company, which provides receivables financing, inventory financing and health care receivables financing, and management services to SMBs, which may obtain $10,000 to $2,000,000 per month through the sale of their trade receivables. In addition, NBCS funds SBA 504 loans which provide financing of fixed assets such as real estate or equipment.

Third Party Loan Servicing

SBL, a wholly owned, controlled portfolio company, engages in third-party loan servicing for SBA and non-SBA loans. An additional wholly owned portfolio company, BSP, provides lending institutions with outsourced solutions for the entire SBA lending process, including credit analysis, structuring and eligibility, packaging, closing compliance and servicing.

Controlled Portfolio Companies

In addition to our debt investments in portfolio companies, either directly or through our business finance platform, we also hold controlling interests in certain portfolio companies that, as of December 31, 2017, represented approximately 34% of our total investment portfolio. Specifically, we hold controlling interests in SBL, NBC, BSP, UPSW, Premier, NTS, NPS, NIA, IPM, SIDCO and UCS. We refer to these entities (among others), collectively, as our “controlled portfolio companies.” Our controlled portfolio companies provide us with an extensive network of business relationships that supplement our referral sources and that we believe will help us to maintain a robust pipeline of lending opportunities and expand our business finance platform.

The revenues that our controlled portfolio companies generate, after deducting operating expenses, may be distributed to us. As a BDC, our Board will determine quarterly the fair value of our controlled portfolio companies in a similar manner as our other investments. In particular, our investments in our controlled portfolio companies are valued using a valuation methodology that incorporates both the market approach (guideline public company method) and the income approach (discounted cash flow analysis). In following these approaches, factors that we may take into account in determining the fair value of our investments include, as relevant: available current market data, including relevant and applicable market trading comparables, the portfolio company’s earnings and discounted cash flows of forecasted future earnings, comparisons of financial ratios of peer companies that are public, and enterprise values, among other factors. In addition, the Company has engaged third party valuation firms to provide valuation consulting services for the valuation of certain of our controlled portfolio companies.

Newtek Merchant Solutions (NMS) and Newtek Payment Solutions (Premier)

Both NMS and Premier market credit and debit card processing services, check approval services and ancillary processing equipment and software to merchants who accept credit cards, debit cards, checks and other non-cash forms of payment. They utilize a multi-pronged sales approach of both direct and indirect sales. NMS and Premier’s primary sales efforts focus on direct sales through our Your Business Solutions Company® brand. Their indirect sales channels consist of alliance partners, principally financial institutions (banks, credit unions, insurance companies and other related businesses), and independent sales agents across the U.S. These referring organizations and associations are typically paid a percentage of the processing revenue derived from the respective merchants that they successfully refer to NMS and Premier. In 2017, NMS and Premier processed merchant transactions with sales volumes of over $6.1 billion combined.

NMS and Premier have a number of competitive advantages which we believe will enable them to exceed industry growth averages. These are:

•	They focus on non-traditional business generation: referral relationships, wholesale solicitations and financial institutions rather than independent sales agents;

•	They are market leaders in the implementation of technology in the payment processing business;

•	They maintain their own staff of trained and skilled customer service representatives; and

•
They market and sell the latest in point-of-sale technology hardware, implementing of the EMV system (Europay, MasterCard, Visa inter-operative integrated circuit cards) and continuous cyber-security services.

NMS and Premier maintain their principal customer service and sales support offices in Milwaukee, Wisconsin and Lake Success, New York, with additional specialists located in Phoenix, Arizona. NMS’ and Premier’s personnel assist merchants with initial installation of equipment and on-going service, as well as any other special processing needs that they may have.

NMS’ (a 2001 investment) and Premier’s (a July 2015 investment) development and growth are focused on selling their services to internally generated referrals, merchant referrals identified by Newtek alliance partners and by independent sales representatives. We believe NMS and Premier are different than most electronic payment processing companies who acquire their clients primarily through independent agents. NMS and Premier believe that their business models provide them with a competitive advantage by enabling them to acquire new merchant customers at a lower cost level for third-party commissions than the industry average. NMS’ and Premier’s business models allows them to own the customer as well as the stream of residual payments, as opposed to models which rely more heavily on independent sales agents.

Newtek Technology Solutions (NTS)

NTS offers website hosting, dedicated server hosting, cloud hosting, web design and development, internet marketing, eCommerce, data storage and backup, and other related services to more than 91,000 customer accounts in 167 countries and manages over 69,000 domain names. While there are many competitors in this space, we believe that NTS is the only technology company with the exclusive focus on the SMB market with products tailored to the specific needs of these business customers.

NTS provides a full suite of outsourced IT infrastructure services, including cloud (virtual) servers, shared server hosting, and dedicated server hosting, under the Newtek® Technology Solutions, Newtek® Web Services and Newtek Web Hosting® brands, for which it receives recurring monthly fees, as well as other fees such as set-up fees, consulting fees, and domain name registration fees, among others.

Due to the continuing decline in Microsoft being utilized in the design of web sites and the market shift to Linux, Nginx and a proliferation of Word Press sites being built on non-Microsoft based platforms, Microsoft’s new web design growth has decreased to 33% of the market. NTS has responded to this decline by launching Linux Apache and Linux Nginx platforms within its environment and created associated control panels, service/support and billing to participate more fully in 100% of the market. All platforms are available within NTS’ cloud and non-cloud environment and are fully managed offerings as compared to NTS’ competitors. In addition, Newtek has created a patented proprietary platform, Newtek Advantage, which leverages NTS’ underlying technologies to deliver real time information and actionable business intelligence to its existing and new customer base.

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

NTS currently operates five data centers in Scottsdale, Arizona, Phoenix, Arizona, Edison, New Jersey, Denver, Colorado and Slough, England.

The datacenter facilities NTS employs to host its technologies conforms to The Uptime Institute’s 4-Tier Classification System which has become a global standard for third-party validation of data center critical infrastructure. The Tier Classification System defines the requirements and benefits of four distinct Tier classifications for data center infrastructure. Each Tier sets the appropriate criteria for power, cooling, maintenance, and capability to withstand a fault. Tiers are progressive; each Tier incorporates the requirements of all the lower Tiers. NTS operates its critical infrastructure within facilities that have a minimum rating of Tier 3-Certified. NTS datacenters meet and exceed Uptime Institute Tier-3 standards in all categories which allows NTS to pursue and service, compliance-sensitive workloads from the financial services, healthcare, government and military sectors. In addition, NTS includes redundant, carrier-neutral network design for all its communications paths, multiple locations to host services, and a built in DDOS mitigation platform into the design of its datacenter services.

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

In addition, IPM and SIDCO, are wholly-owned portfolio companies which consult, strategize, design, and implement technology solutions for enterprise and commercial clients across the U.S., and are expected to complement the offerings of NTS.

NTS has become aware that an unauthorized third party misappropriated three domain names, which NTS uses to support customer management of hosted websites. NTS has notified its shared webhosting customers of the incident, and has assisted in re-routing web traffic to minimize any service disruptions to its clients.

NTS’ management has launched an investigation into the incident. Based on the investigation to date, NTS’ management believes that attackers compromised a portion of its shared webhosting system, and may have acquired certain customer information limited to its shared webhosting customers, and/or gained access to certain of its shared webhosting servers. While the investigation remains ongoing, NTS has taken a range of steps designed to secure its system, enhance its security protections, enhance access controls, and prevent future unauthorized activity. NTS is also working with forensic investigators to fully assess the incident and take additional remedial measures.

As a result of the incident, the Company reduced the fair value of its investment in NTS, a wholly-owned portfolio company, from $16,000,000 as of September 30, 2017, to $12,400,000 at December 31, 2017 (approximately 4.46% of the Company’s $278,329,000 of net assets as of December 31, 2017, as previously disclosed on March 5, 2018).

Newtek Insurance Agency (NIA)

NIA, which is licensed in 50 states, serves as a retail and wholesale brokerage insurance agency specializing in the sale of personal, commercial and health/benefits lines insurance products to customers of all of the Newtek portfolio companies as well as Newtek alliance partners. NIA offers insurance products from multiple insurance carriers providing a wide range of choice for its customers. NIA is also implementing programs with alliance partners to market commercial and personal insurance. In December 2012, NIA, working with another Newtek subsidiary, acquired a portfolio of insurance business from a health care insurance agency based in the New York City area. This added approximately 340 group health insurance policies that NIA is servicing and forms the basis on which NIA is growing this aspect of the insurance business. A major sales channel for NIA is the SMB customer base of our lending platform and the other controlled portfolio companies which allow for many opportunities for cross sales between business lines.

Newtek Payroll and Benefits Solutions (NPS)

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

NPS provides full service payroll and benefit solutions across all industries, processing payroll via software as a service (SaaS) or phone solutions. They have an established and reliable platform that is not limited by client size, industry type or delivery interface. NPS assists clients in managing their payroll processing needs by calculating, collecting and disbursing their payroll funds, remitting payroll taxes and preparing and filing all associated tax returns. In addition, NPS offers clients a range of ancillary service offerings, including workers’ compensation insurance, time and attendance, 401(k) administration, pay cards, employee benefit plans, employee background screening, COBRA services, tax credit recovery, Section 125 and flexible benefits spending plans and expense management services.

Certified Capital Companies (Capcos)

Under state-created Capco programs, states provide a Capco with tax credits generally equal to the amount of funds the Capco raises from insurance company investors. The Capcos then issue the tax credits to its investors — a process which is designed to reduce the Capco’s investors’ state tax liabilities. In exchange for receiving the tax credits, the Capco is obligated to invest the funds raised in certain qualified businesses, which generally are defined by statute to include only businesses that meet certain criteria related to the size, location, number of employees, and other characteristics of the business. If a Capco fails to comply with the performance requirements of each state’s different Capco program, the tax credits are subject to forfeiture.

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

As the Capcos reach 100% investment we will seek to decertify them as Capcos, liquidate their remaining assets and thereby reduce their operational costs, particularly the legal and accounting costs associated with compliance. Nine of our original sixteen Capcos have reached this stage.

Newtek Branding

We have developed our branded line of products and services to offer a full service suite of business and financial solutions for the U.S. SMB market. Newtek reaches potential customers through its integrated multi-channel approach featuring direct, indirect and direct outbound solicitation efforts. We continue to utilize and grow our primary marketing channel of strategic alliance partners as well as a direct marketing strategy to SMB customers through our “go to market” brand, Your Business Solutions Company®. Through a television advertising campaign built around this brand, and our web presence, www.newtekone.com, we believe we are establishing ourselves as a preferred “go-to” provider for SMB financing and the services offered by our controlled portfolio companies. In addition, we supplement these efforts with extensive efforts to present the Company as the authority on small businesses.

We market services through referrals from our strategic alliance partners such as AIG, Amalgamated Bank, Credit Union National Association, E-Insure, ENT Federal Credit Union, The Hartford, Legacy Bank, Morgan Stanley Smith Barney, Navy Federal Credit Union, New York Community Bank, Lending Tree, LLC, Randolph Brooks Federal Credit Union, UBS , Meineke Dealers Purchasing Cooperative and True Value Company, among others, (using our patented NewTracker® referral management system) as well as direct referrals from our web presence, www.newtekone.com. Our NewTracker® referral system has a software application patent covering the systems and methods for tracking, reporting and performing processing activities and transactions in association with referral data and related information for a variety of product and service offerings in a business-to-business environment. The NewTracker® system provides for transparency between Newtek and referring parties and has been material in our ability to obtain referrals from a wide variety of sources. This patented system allows us and our alliance partners to review in real time the status of any referral as well as to provide real time compliance oversight by the respective alliance partner, which we believe creates confidence among the referred business client, the referring alliance partner and us. We own the NewTracker® patent, as well as all trademarks and other patented intellectual property used by us and our controlled portfolio companies.

Additional referrals are obtained from individual professionals in geographic markets that have signed up to provide referrals and earn commissions through our BizExec and TechExec Programs. Our BizExecs and TechExecs are traditionally information technology professionals, CPAs, independent insurance agents and sales and/or marketing professionals. In addition, electronic payment processing services are marketed through independent sales agents, and web technology and eCommerce services are marketed through internet-based marketing and third-party resellers. A common thread across all business lines of our controlled portfolio companies relates to acquiring customers at low cost and making strategic alliances primarily where we pay fees only for successful referrals. We seek to bundle our marketing efforts through our brand, our portal, our patented NewTracker® referral system, our web presence as Your Business Solutions Company® and one easy entry point of contact. We expect that this approach will allow us to continue to cross-sell the financing services of our business finance platform to customers of our controlled portfolio companies and build upon our extensive deal sourcing infrastructure. The compensation which we pay for referrals is consistent with industry practices.

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

Because we are internally managed by our Executive Committee, which includes Barry Sloane, Peter Downs, Jennifer C. Eddelson, Michael A. Schwartz, and John Raven, under the supervision of our Board, and do not depend on a third-party investment advisor, we do not pay investment advisory fees and all of our income is available to pay our operating costs and to make distributions to our shareholders. While our portfolio companies are independently managed, our Executive Committee also oversees our controlled portfolio companies and, to the extent that we may make additional equity investments in the future, the Executive Committee will also have primary responsibility for the identification, screening, review and completion of such investments. We do not expect to focus our resources on investing in additional stand-alone equity investments, but may elect to do so from time to time on an opportunistic basis, if such opportunities arise. Messrs. Sloane and Downs have been involved together in the structuring and management of equity investments for the past fourteen years.

Market Opportunity

We believe that the limited amount of capital and financial products available to SMBs, coupled with the desire of these companies for flexible and partnership-oriented sources of capital and other financial products, creates an attractive investment environment for us to further expand our business finance platform and overall brand. We believe the following factors will continue to provide us with opportunities to grow and deliver attractive returns to shareholders.

The SMB market represents a large, underserved market.  We estimate the SMB market to include over 27 million businesses in the U.S. We believe that SMBs, most of which are privately-held, are relatively underserved by traditional capital providers such as commercial banks, finance companies, hedge funds and collateralized loan obligation funds. Further, we believe that such companies generally possess conservative capital structures with significant enterprise value cushions, as compared to larger companies with more financing options. While the largest originators of SBA 7(a) loans have traditionally been regional and national banks, from 2012 through 2017, NSBF was the largest non-bank originator of SBA 7(a) loans by dollar lending volume and is currently the sixth largest SBA 7(a) lender in the U.S. As a result, we believe we and our controlled portfolio companies are well positioned to provide financing to the types of SMBs that we have historically targeted and we have the technology and infrastructure in place presently to do it cost effectively in all 50 states and across many industries.

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

Business Model Enables Attractive Risk-Weighted Return on Investment in SBA 7(a) Lending.  Our SBA 7(a) loans are structured so as to permit rapid sale of the U.S. government guaranteed portions, often within weeks of origination, and the unguaranteed portions have been successfully securitized and sold, usually within a year of origination. The return of principal and premium may result in an advantageous risk-weighted return on our original investment in each loan. We may determine to retain the government guaranteed or unguaranteed portions of loans pending deployment of excess capital.

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

Established Direct Origination Platform with Extensive Deal Sourcing Infrastructure. We have established a direct origination pipeline for investment opportunities without the necessity for investment banks or brokers as well as broad marketing channels that allow for highly selective underwriting. The combination of our brand, our portal, our patented NewTracker® technology, and our web presence as Your Business Solutions Company® have created an extensive deal sourcing infrastructure. Although we pay fees for loan originations that are referred to us by our alliance partners, our investment team works directly with the borrower to assemble and underwrite loans. We rarely invest in pre-assembled loans that are sold by investment banks or brokers. As a result, we believe that our unique national origination platform allows us to originate attractive credits at a low cost. During 2017 we funded $385,882,000 of SBA 7(a) loans, based on the large volume of loan referrals we received in 2017. We anticipate that our principal source of investment opportunities will continue to be in the same types of SMBs to which we currently provide financing. Our Executive Committee and Senior Lending Team will also seek to leverage their extensive network of additional referral sources, including law firms, accounting firms, financial, operational and strategic consultants and financial institutions, with whom we have completed investments. We believe our current infrastructure and expansive relationships will continue to enable us to review a significant amount of high quality, direct (or non-brokered) investment opportunities.

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

Flexible, Customized Financing Solutions for Seasoned, Smaller Businesses. While NSBF’s primary focus is to expand its lending by activities by providing SBA 7(a) loans to SMBs, we also seek to offer SMBs a variety of attractive financing structures, as well as cost effective and efficient business services, to meet their capital needs through our subsidiaries and controlled portfolio companies. In particular, through our controlled portfolio companies, we offer larger loans, between $5,000,000 and $10,000,000, greater than loans available with the SBA guarantee, but with a higher interest rate to compensate for the increased risk. Unlike many of our competitors, we believe we have the platform to provide a complete package of service and financing options for SMBs, which allows for cross-selling opportunities and improved client retention. We expect that a large portion of our capital will be loaned to companies that need growth capital, acquisition financing or funding to recapitalize or refinance existing debt facilities. Our lending will continue to focus on making loans to SMBs that:

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

Disciplined Underwriting Policies and Rigorous Portfolio Management.  We pursue rigorous due diligence of all prospective investments originated through our platform. Our senior lending team has developed an extensive underwriting due diligence process, which includes a review of the operational, financial, legal and industry performance and outlook for the prospective investment, including quantitative and qualitative stress tests, review of industry data and consultation with outside experts regarding the creditworthiness of the borrower. These processes continue during the portfolio monitoring process, when we will conduct field examinations, review all compliance certificates and covenants and regularly assess the financial and business conditions and prospects of portfolio companies. In addition, SBL and BSP are servicers for commercial, SBA 7(a) and other government guaranteed investments whose exceptional servicing capabilities with compact timelines for loan resolutions and dispositions has attracted various third-party portfolios to these controlled portfolio companies.

Business Development Company Conversion

On October 22, 2014, we effectuated a 1 for 5 reverse stock split to attract institutional investors. On November 12, 2014, in conjunction with the completion of a public offering, we merged with and into Newtek Business Services Corp., a newly-formed Maryland corporation, for the purpose of reincorporating in Maryland and we elected to be regulated as a BDC under the 1940 Act (the “BDC Conversion”). In connection with our election to be regulated as a BDC, we elected to be treated for U.S. federal income tax purposes, beginning with our 2015 tax year, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code. In connection with our election of RIC status, on October 1, 2015 our Board declared a special dividend of $2.69 per share which was paid partially in cash and partially in our common shares on December 31, 2015.

As a BDC, we are required to meet regulatory tests, including the requirement to invest at least 70% of our gross assets in “qualifying assets.” Qualifying assets generally include debt or equity securities of private or thinly traded public U.S. companies and cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, as a BDC, we are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our total assets). See “Regulation.”

As a RIC, we generally will not have to pay corporate-level federal income taxes on any ordinary income or capital gains that we distribute to our shareholders. To maintain our RIC tax treatment, we must meet specified source-of-income and asset diversification requirements and distribute annually at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any.

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

Investment Objectives

Debt Investments

We target our debt investments, which are principally made through our business finance platform under the SBA 7(a) program, to produce a coupon rate of prime plus 2.75% which enables us to generate rapid sales of loans in the secondary market historically producing gains and with a yield on investment in excess of 30%. We typically structure our debt investments with the maximum seniority and collateral along with personal guarantees from portfolio company owners, in many cases collateralized by other assets including real estate. In most cases, our debt investment will be collateralized by a first lien on the assets of the portfolio company and a first or second lien on assets of guarantors, in both cases primarily real estate. All SBA loans are made with personal guarantees from any owner(s) of 20% or more of the portfolio company’s equity. As of

December 31, 2017, substantially all of our SBA 7(a) portfolio at fair value consisted of debt investments that were secured by first or second priority liens on the assets of the portfolio company.

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

Additional deal sourcing and referrals are obtained from individual professionals in geographic markets that have signed up to provide referrals and earn commissions through our BizExec and TechExec Programs. The BizExecs and TechExecs are traditionally information technology professionals, CPAs, independent insurance agents and sales and/or marketing professionals. In addition, electronic payment processing services are marketed through independent sales representatives and web technology and eCommerce services are marketed through internet-based marketing and third-party resellers. A common thread across all business lines of our subsidiaries and controlled portfolio companies relates to acquiring customers at low cost. We seek to bundle our marketing efforts through our brand, our portal, NewTracker®, our web presence as Your Business Solutions Company® and one easy entry point of contact. We expect that this approach will allow us to continue to cross-sell the financing services of our business finance platform to our customers and customers of our controlled portfolio companies, and to build upon our extensive deal sourcing infrastructure.

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

SBA Lending Procedures

We originate loans under the SBA 7(a) Program in accordance with our credit and underwriting policy, which incorporates by reference the SBA Rules and Regulations as they relate to the financing of such loans, including the U.S. Small Business Administration Standard Operating Procedures, Lender and Development Company Loan Program (“SOP 50 10”).

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

Ongoing Relationships with Portfolio Companies

Monitoring, Managerial Assistance

We have and will continue to monitor our portfolio companies on an ongoing basis. We monitor the financial trends of each portfolio company to determine if it is meeting its business plan and to assess the appropriate course of action for each company. We generally require our portfolio companies to provide annual audits, quarterly unaudited financial statements with management discussion and analysis and covenant compliance certificates, and monthly unaudited financial statements. Using these monthly financial statements, we calculate and evaluate all financial covenants and additional financial coverage ratios that might not be part of our covenant package in the loan documents. For purposes of analyzing a portfolio company’s financial performance, we sometimes adjust their financial statements to reflect pro-forma results in the event of a recent change of control, sale, acquisition or anticipated cost savings. Additionally, we believe that, through our integrated marketing and sale of each service line of NSBF and our controlled portfolio companies to our controlled portfolio companies (including electronic payment processing services through NMS and Premier, technology solutions through NTS, insurance solutions through NIA and payroll and benefits services through NPS) and non-affiliate portfolio companies, we have in place extensive and robust monitoring capabilities.

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

Our electronic payment processing portfolio companies compete with entities including Global Payments, First National Bank of Omaha and Paymentech, L.P. Our managed technology solutions portfolio company competes with 1&1, Hosting.com, Discount ASP, Maxum ASP, GoDaddy®, Yahoo!®, BlueHost®, iPowerWeb® and Microsoft Live among others.

Our business finance platform competes with regional and national banks and non-bank lenders. Intuit® is bundling electronic payment processing, web hosting and payroll services similar to ours in offerings that compete in the same SMB market.

In many cases, we believe that our competitors are not as able as we are to take advantage of changes in business practices due to technological developments and, for those with a larger size, are unable to offer the personalized service that many SMB owners and operators desire.

While we compete with many different providers in our various businesses, we have been unable to identify any direct and comprehensive competitors that deliver the same broad suite of services focused on the needs of the SMB market with the same marketing strategy as we do. We believe that some of the competitive advantages of our platform include:

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
During the years ended December 31, 2017, 2016 and 2015, all of our revenue was derived from customers in the United States.

Employees

As of December 31, 2017, we had a total of 162 employees.
Available Information
We are subject to the informational requirements of the SEC and in accordance with those requirements file reports, proxy statements and other information with the SEC. You may read and copy the reports, proxy statements and other information that we file with the SEC under the informational requirements of the Securities Exchange Act at the SEC’s Public Reference Room at 450 Fifth Street N.W., Washington, DC 20549. Please call 1-800-SEC-0330 for information about the SEC’s Public Reference Room. The SEC also maintains a web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC. The address of the SEC’s web site is http://www.sec.gov. Our principal offices are located at 1981 Marcus Avenue, Suite 130, Lake Success, NY 11042 and our telephone number is (212) 356-9500. Our website may be directly accessed at http://www.newtekone.com. We make available through our website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. These documents may be directly accessed at http://investor.newtekbusinessservices.com. Information contained on our website is not a part of this report.

SBIC

We may apply for an SBIC license from the SBA if we believe that it will further our investment strategy and enhance our returns. If this application is approved, our SBIC subsidiary would be a wholly-owned subsidiary and able to rely on an exclusion from the definition of “investment company” under the 1940 Act. Our SBIC subsidiary would have an investment objective substantially similar to ours and would be able to make similar types of investments in accordance with SBIC regulations.

Regulation

We have elected to be regulated as a BDC under the 1940 Act. We have also elected to be treated for tax purposes as a RIC under Subchapter M of the Code. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act.

In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by “a majority of our outstanding voting securities” as defined in the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (a) 67% or more of such company’s voting securities present at a meeting if more than 50% of the outstanding voting securities of such company are present or represented by proxy, or (b) more than 50% of the outstanding voting securities of such company. We do not anticipate any substantial change in the nature of our business.

We generally are not able to issue and sell our common stock at a price below net asset value per share. We may, however, issue and sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if (1) our Board determines that such sale is in our best interests and the best interests of our stockholders, and (2) our stockholders have approved our policy and practice of making such sales within the preceding 12 months. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities. At our Special Meeting of Stockholders on August 11, 2017, our stockholders approved a proposal authorizing us to sell up to 20% of our outstanding common stock at a price below our then-current net asset value per share, subject to approval by our board of directors for the offering. The authorization expires on the earlier of August 11, 2018 or the date of our 2018 Annual Meeting of Stock holders, which is expected to be held in June 2018.

As a BDC, we are required to meet a coverage ratio of the value of total assets to senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Board who are not interested persons and, in some cases, prior approval by the SEC.

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act of 1933, or the Securities Act. We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds, we generally cannot acquire more than 3% of the voting stock of any investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of more than one investment company. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might indirectly subject our stockholders to additional expenses as they will indirectly be responsible for the costs and expenses of such companies. None of our investment policies are fundamental and any may be changed without stockholder approval.

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our proposed business are the following:

(1)
Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

(a) is organized under the laws of, and has its principal place of business in, the United States;

(b) is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act: and

(c) does not have any class of securities listed on a national securities exchange; or if it has securities listed on a national securities exchange such company has market capitalization of less than $250 million; is controlled by the BDC and has an affiliate of a BDC on its board of directors; or meets such other criteria as may be established by the SEC.

(2)
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

(3)
Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

(4)	Securities received in exchange for or distributed on or with respect to securities described in (1) through (3) above, or pursuant to the exercise of warrants or rights relating to such securities.

(5)	Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

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

Regulation as a Small Business Lending Company

NSBF is licensed by the SBA as an SBLC that originates loans through the SBA 7(a) Program. The SBA 7(a) Program is the SBA’s primary loan program. In order to operate as a SBLC, a licensee is required to maintain a minimum regulatory capital (as defined by SBA regulations) of the greater of (1) 10% of its outstanding loans receivable and other investments or (2) $1,000,000. In addition, a SBLC is subject to certain other regulatory restrictions.

The SBA generally reduces risks to lenders by guaranteeing major portions of qualified loans made to small businesses. This enables lenders to provide financing to small businesses when funding may otherwise be unavailable or not available on reasonable terms. Under the SBA 7(a) Program, the SBA typically guarantees 75% of qualified loans over $150,000. The eligibility requirements of the SBA 7(a) Program vary by the industry of the borrower and affiliates and other factors.

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

The SBA maintains PLP status to certain lenders originating SBA 7(a) Program loans based on achievement of certain standards in lending which are regularly monitored by the SBA. NSBF has been granted national PLP status and originates, sells and services small business loans. As a Preferred Lender, NSBF is authorized to place SBA guarantees on loans without seeking prior SBA review and approval. Designated PLP lenders are delegated the authority to process, close, service, and liquidate most SBA guaranteed loans without prior SBA review. PLP lenders are authorized to make SBA guaranteed loans, subject only to a brief eligibility review and assignment of a loan number by SBA. In addition, they are expected to handle servicing and liquidation of all of their SBA loans with limited involvement of SBA.

Among other things, SBLCs are required to: submit to the SBA for review a credit policy that demonstrates the SBLC’s compliance with the applicable regulations and the SBA’s Standard Operating Procedures for origination, servicing and liquidation of 7(a) loans; submit to the SBA for review and approval annual validation, with supporting documentation and methodologies, demonstrating that any scoring model used by the SBLC is predictive of loan performance; obtain SBA approval for loan securitization and borrowings; and adopt and fully implement an internal control policy which provides adequate direction for effective control over and accountability for operations, programs, and resources.

Pursuant to the SBA’s regulations, the SBA is released from liability on its guaranty of a 7(a) loan and may, in its sole discretion, refuse to honor a guaranty purchase request in full or in part, or recover all or part of the funds already paid in connection with a guaranty purchase, if the lender failed to comply materially with a program requirement; failed to make, close, service or liquidate the loan in a prudent manner; placed the SBA at risk through improper action or inaction; failed to disclose a material fact to the SBA in a timely manner; or misrepresented a material fact to the SBA regarding the loan. In certain instances, the SBA may require a specific dollar amount be deducted from the funds the SBA pays on the lender’s guaranty in order to fully compensate for an actual or anticipated loss caused by the lender’s actions or omissions. Such repair does not reduce the percent of the loan guaranteed by SBA or SBA’s pro-rata share of expenses or recoveries.

The SBA restricts the ability of an SBLC to lend money to any of its officers, directors and employees or to invest in associates thereof. The SBA also prohibits, without prior SBA approval, a “change of control” of an SBLC. A “change of control” is any event which would result in the transfer of the power, direct or indirect, to direct the management and policies of a SBLC, whether through ownership, contractual arrangements or otherwise. SBLCs are periodically examined and audited by the SBA to determine compliance with SBA regulations.

In connection with our most recent examination by the SBA, we entered into a voluntary agreement with the SBA. We have adopted the agreement pursuant to our commitment to operate under the SBA’s regulations and the agreement formalizes many of the actions we have already taken to strengthen our operational procedures as they relate to our delegated lender authorities. Consistent with the terms of the agreement, we will expand NSBF’s board of managers and increase the number of independent members of the board, add at least one additional voting member to NSBF’s Credit Committee and take certain actions to demonstrate the sufficiency of NSBF’s liquidity. We also provided an account to bolster our liquidity position at NSBF. In relation to the rapid growth of our 7(a) loan portfolio, we continue to assess and develop our policies and procedures to facilitate the successful implementation of our business, liquidity and operations.
Significant Managerial Assistance

A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in “Qualifying Assets” above. Business development companies generally must offer to make available to the issuer of the securities significant managerial assistance, except in circumstances where either (i) the business development company controls such issuer of securities or (ii) the business development company purchases such securities in conjunction with one or more other persons acting together and one of the other persons in the group makes available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we invest in highly rated commercial paper, U.S. Government agency notes, U.S. Treasury bills or in repurchase agreements relating to such securities that are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. Consequently, repurchase agreements are functionally similar to loans. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, the 1940 Act and certain diversification tests in order to qualify as a RIC for federal income tax purposes typically require us to limit the amount we invest with any one counterparty. Our investment Advisor monitors the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Warrants and Options

Under the 1940 Act, a BDC is subject to restrictions on the amount of warrants, options, restricted stock or rights to purchase shares of capital stock that it may have outstanding at any time. Under the 1940 Act, we may generally only offer warrants provided that (i) the warrants expire by their terms within ten years, (ii) the exercise or conversion price is not less than the current market value at the date of issuance, (iii) our stockholders authorize the proposal to issue such warrants, and our board of directors approves such issuance on the basis that the issuance is in the best interests of the Company and its stockholders and (iv) if the warrants are accompanied by other securities, the warrants are not separately transferable unless no class of such warrants and the securities accompanying them has been publicly distributed. The 1940 Act also provides that the amount of our voting securities that would result from the exercise of all outstanding warrants, as well as options and rights, at the time of issuance may not exceed 25% of our outstanding voting securities. In particular, the amount of capital stock that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase capital stock cannot exceed 25% of the BDC’s total outstanding shares of capital stock.

Senior Securities; Coverage Ratio

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, we may not be permitted to declare any cash dividend or other distribution on our outstanding common shares, or purchase any such shares, unless, at the time of such declaration or purchase, we have asset coverage of at least 200% after deducting the amount of such dividend, distribution, or purchase price. We may also borrow amounts up to 5% of the value of our total assets for temporary purposes. For a discussion of the risks associated with the resulting leverage, see “Risk Factors —  Risks Related to Our Business And Structure — Because we borrow money, the potential for loss on amounts invested in us is magnified and may increase the risk of investing in us.” For a discussion of the risks associated with the resulting leverage, see “Risk Factors — Risks Related to Our Business Structure —  Because we borrow money, the potential for loss on amounts invested in us is magnified and may increase the risk of investing in us.”

Issuance of Shares Below Current Net Asset Value

At a Special Meeting of Stockholders on August 11, 2017, our common stockholders approved a proposal that allows us to issue common stock at a discount from our NAV per share, effective for a period expiring on the earlier of August 11, 2018 or the 2018 annual meeting of our stockholders. We have agreed to limit the number of shares that we issue at a price below NAV pursuant to this authorization so that the aggregate dilutive effect on our then outstanding shares will not exceed 20%. Our Board, subject to its fiduciary duties and regulatory requirements, has the discretion to determine the amount of the discount, and as a result, the discount could be up to 100% of net asset value per share. During the year ended December 31, 2017, the Company did not sell any shares of common stock at a price below NAV per share.
Code of Ethics

We have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain transactions by our personnel. Our code of ethics generally does not permit investments by our employees in securities that may be purchased or held by us. You may read and copy our code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the code of ethics is published and available on the Company’s website at http://investor.newtekbusinessservices.com/corporate-governance.cfm, is attached as an exhibit and is available on the EDGAR Database on the SEC’s Internet site at www.sec.gov. You may also obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549. Our code of ethics is also available on our website at www.NewtekOne.com.

Compliance Policies and Procedures

We have adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a chief compliance officer to be responsible for administering the policies and procedures. Mr. Michael Schwartz currently serves as our Chief Compliance Officer.

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

Stockholders may obtain information regarding how we voted proxies with respect to our portfolio securities by making a written request for information to: Chief Compliance Officer, 1981 Marcus Avenue, Suite 130, Lake Success, NY 11042.

Exemptive Relief

On May 10, 2016, we received an order from the SEC for exemptive relief that, with the shareholders’ approval we received on July 27, 2016, allows us to take certain actions that would otherwise be prohibited by the 1940 Act, as applicable to BDCs. Specifically, the order permits us to (i) issue restricted stock awards to our officers, employees and employee and non-employee directors, (ii) issue stock options to our employees, (iii) withhold shares of the Company’s common stock to satisfy tax withholding obligations relating to the vesting of restricted stock or the exercise of options that were granted to pursuant to the 2014 Plan or the Amended Stock Plan, and (iv) permit participants to pay the exercise price of Options that were granted to them pursuant to the 2014 Plan or will be granted to them pursuant to Amended Stock Plan with shares of Applicant’s common stock.

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

We are required to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation. We have designated Michael Schwartz to be our Chief Compliance Officer to be responsible for administering these policies and procedures.
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

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as PIK interest, deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock, or certain income with respect to equity investments in foreign corporations. Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. The Company does not currently hold investments that have original issue discount.

Gain or loss realized by us from the sale or exchange of warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such gain or loss generally will be long-term or short-term, depending on how long we held a particular warrant.

Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy the Annual Distribution Requirement and the Excise Tax Avoidance Requirement. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous. If we are prohibited from making distributions or are unable to obtain cash from other sources to make the distributions, we may fail to qualify as a RIC, which would result in us becoming subject to corporate-level federal income tax.

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
The remainder of this discussion assumes that we will qualify as a RIC and will have satisfied the Annual Distribution Requirement for the year ended December 31, 2017.

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

If we purchase shares in a “passive foreign investment company,” or PFIC, we may be subject to U.S. federal income tax on a portion of any “excess distribution” or gain from the disposition of such shares even if such income is distributed as a taxable dividend by us to our stockholders. Additional charges in the nature of interest may be imposed on us in respect of deferred taxes arising from such distributions or gains. If we invest in a PFIC and elect to treat the PFIC as a “qualified electing fund” under the Code, or QEF, in lieu of the foregoing requirements, we will be required to include in income each year a portion of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed to it. Alternatively, we can elect to mark-to-market at the end of each taxable year our shares in a PFIC; in this case, we will recognize as ordinary income any increase in the value of such shares and as ordinary loss any decrease in such value to the extent it does not exceed prior increases included in income. Under either election, we may be required to recognize in a year income in excess of our distributions from PFICs and our proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% U.S. federal excise tax. In addition, under recently proposed regulations, income required to be included as a result of a QEF election would not be qualifying income for purposes of the 90% Income Test unless we receive a distribution of such income from the PFIC in the same taxable year to which the inclusion relates. We intend to limit and/or manage our holdings in PFICs to minimize our liability for any taxes and related interest charges.

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

Failure to Qualify as a RIC

If we fail to satisfy the 90% Income Test or the Diversification Tests for any taxable year, we may nevertheless continue to qualify as a RIC for such year if certain relief provisions are applicable (which may, among other things, require us to pay certain corporate-level federal taxes or to dispose of certain assets).

If we were unable to qualify for treatment as a RIC and the foregoing relief provisions are not applicable, we would be subject to tax on all of our taxable income at regular corporate rates, regardless of whether we make any distributions to our stockholders. Distributions would not be required, and any distributions would be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits and, subject to certain limitations, may be eligible for the 20% maximum rate for non-corporate taxpayers provided certain holding period and other requirements were met. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. Generally, a non-taxable return of capital will reduce an investor’s basis in our stock for federal tax purposes, which will result in higher tax liability when the stock is sold. Stockholders should read any written disclosure accompanying a distribution carefully and should not assume that the source of any distribution is our ordinary income or gains. Certain written disclosure will present a calculation of return of capital on a tax accounting basis.

If we fail to qualify as a RIC in any taxable year, to requalify as a RIC in a subsequent taxable year, we would be required to satisfy the RIC qualification requirements for that year and dispose of any earnings and profits from any year in which we failed to qualify as a RIC. Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the non-qualifying year, we could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized within the subsequent 5 years, unless we made a special election to pay corporate-level tax on such built-in gain at the time of our requalification as a RIC.

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
RISKS RELATED TO OUR BUSINESS AND STRUCTURE

Throughout our 20 year history we have never operated as a BDC until we converted on November 12, 2014.

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

Any unrealized depreciation we experience in our portfolio may be an indication of future realized losses, which could reduce our income and gains available for distribution.
As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith by our Board. Decreases in the market values or fair values of our investments will be recorded as unrealized depreciation. Any unrealized depreciation in our portfolio could be an indication of a portfolio company's inability to meet its repayment obligations to us with respect to affected loans or a potential impairment of the value of affected equity investments. This could result in realized losses in the future and ultimately in reductions of our income and gains available for distribution in future periods.

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

As a RIC, we generally are required to distribute substantially all of our ordinary income to meet the Annual Distribution Requirement and the Excise Tax Avoidance Requirement (discussed below), which consequently increases the need to raise additional debt and equity capital. Furthermore, as a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss. If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred shareholders would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of our common shareholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest.

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

Illustration: The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below:

Assumed Return on Our Portfolio (1) (net of expenses)
	(10)%	(5)%	0%	5%	10%
Corresponding net return to shareholders (2)	(22.54)%	(13.20)%	(3.87)%	5.47%	14.80%
(1) Assumes $519,611,000 in total assets, $221,007,000 in debt outstanding, $278,329,000 in net assets as of December 31, 2017, and an average cost of funds of 4.87%. Actual interest payments may be different.
(2) In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2017 total assets of at least 2.07%.

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

We will be subject to corporate-level income tax if we are unable to maintain our treatment as a RIC or are unable to make the distributions required to maintain RIC tax treatment.

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

The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet those requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of our qualification as a RIC. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses. The Annual Distribution Requirement for a RIC will be satisfied if we distribute to our shareholders on an annual basis at least 90% of our net ordinary income and net short-term capital gains in excess of our net long-term capital losses, if any. Because we use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for tax treatment as a RIC.

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

We cannot predict how tax reform legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business.

Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. In December 2017, the U.S. House of Representatives and U.S. Senate passed tax reform legislation, which the President signed into law. Such legislation has made many changes to the Code, including significant changes to the taxation of business entities, the deductibility of interest expense, and the tax treatment of capital investment. We cannot predict with certainty how any changes in the tax laws might affect us, our stockholders, or our portfolio investments. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our stockholders of such qualification, or could have other adverse consequences. Stockholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.

We may not be able to pay distributions to our shareholders, our distributions may not grow over time and a portion of our distributions may be a return of capital.

We intend to pay distributions to our shareholders out of assets legally available for distribution. We cannot assure investors that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described in this prospectus. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC can limit our ability to pay distributions. All distributions will be paid at the discretion of our Board and will depend on our earnings, our financial condition, maintenance of our RIC tax treatment, compliance with applicable BDC regulations and such other factors as our Board may deem relevant from time to time. We cannot assure investors that we will pay distributions to our shareholders in the future.

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

We may distribute taxable dividends that are payable in part in our stock. In accordance with certain applicable Treasury regulations and published guidance issued by the Internal Revenue Service, a publicly offered RIC may treat a distribution of its own stock as fulfilling the RIC distribution requirements if each shareholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all shareholders must be at least 20% of the aggregate declared distribution. If too many shareholders elect to receive cash, the cash available for distribution must be allocated among the shareholders electing to receive cash (with the balance of the distribution paid in stock). In no event will any shareholder, electing to receive cash, receive less than the lesser of (a) the portion of the distribution such shareholder has elected to receive in cash or (b) an amount equal to his or her entire distribution times the percentage limitation on cash available for distribution. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. Taxable shareholders receiving such dividends will be required to include the amount of the dividends as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. shareholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. shareholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. shareholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our shareholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.

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

Our wholly-owned subsidiary, NSBF, is licensed by the SBA as an SBLC. In order to operate as an SBLC, a licensee is required to maintain a minimum regulatory capital (as defined by SBA regulations) of the greater of (1) 10% of its outstanding loans receivable and other investments or (2) $1,000,000. Moreover, before consenting to a securitization, NSBF and other securitizers must be considered well capitalized by the SBA. For NSBF and other SBLC securitizers, the SBA will consider it well capitalized if it maintains a minimum unencumbered paid in capital and paid in surplus equal to at least 10% of its assets, excluding the guaranteed portion of 7(a) loans. In addition, an SBLC is subject to certain other regulatory restrictions. Among other things, SBLCs are required to: establish, adopt, and maintain a formal written capital plan; submit to the SBA for review a credit policy that demonstrates the SBLC’s compliance with the applicable regulations and the SBA’s Standard Operating Procedures for origination, servicing and liquidation of 7(a) loans; submit to the SBA for review and approval annual validation, with supporting documentation and methodologies, demonstrating that any scoring model used by the SBLC is predictive of loan performance; obtain SBA approval for loan securitization and borrowings; and adopt and fully implement an internal control policy which provides adequate direction for effective control over and accountability for operations, programs, and resources.
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

Recent U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the U.S. In the future, the U.S. government may not be able to meet its debt payments unless the federal debt ceiling is raised. If legislation increasing the debt ceiling is not enacted, as needed, and the debt ceiling is reached, the U.S. federal government may stop or delay making payments on its obligations, which could negatively impact the U.S. economy and our portfolio companies. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time, most recently, in January 2018. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.

A government shutdown could adversely affect NSBF’s SBA 7(a) loan originations and our results of operations.

We are dependent upon the Federal government to maintain the SBA 7(a) Program. NSBF’s lending business could be materially and adversely affected by circumstances or events limiting the availability of funds for this program. In October 2013, Congress failed to approve a budget, which, in turn, eliminated availability of funds for the SBA 7(a) program. At the time, the government shutdown affected SBA 7(a) lenders’ ability to originate SBA 7(a) loans. More recently, the government shut down in January 2018 due to a lapse in appropriations, and the SBA closed all non-disaster related programs and activities, including the SBA 7(a) program. The government could again experience a government shutdown which would affect NSBF’s ability to originate government guaranteed loans and to sell the government guaranteed portions of those loans in the secondary market. Any government shutdown could adversely affect NSBF’s SBA 7(a) loan originations and our results of operations.

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

Our business operations and our portfolio companies’ business operations rely upon secure information technology systems for data processing, storage and reporting. Despite security and controls design, implementation and updating, such information technology systems could become subject to cyber-attacks. Network, system, application and data breaches could result in operational disruptions or information misappropriation, which could have a material adverse effect on our business, results of operations and financial condition.

In addition, our business operations and our portfolio companies’ business operations involve the storage and transmission of Newtek, portfolio company, customer and employee proprietary information. Our businesses rely on our digital technologies, computer and email systems, software, and networks to conduct operations. Our technologies, systems and networks may become the target of criminal cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information of us, our portfolio companies, or third parties with whom we and our portfolio companies deal, or otherwise disrupt our or our customers’ or other third parties’ business operations. It is critical to our business strategy that our facilities and infrastructure remain secure and are perceived by the marketplace to be secure. Although we believe we employ appropriate security technologies (including data encryption processes, intrusion detection systems), and conduct comprehensive risk assessments and other internal control procedures to assure the security of our and our customers’ data, we cannot guarantee that these measures will be sufficient for this purpose. If our security measures are breached as a result of third-party action, employee error or otherwise, and as a result our or our customers’ data becomes available to unauthorized parties, we could incur liability and our reputation would be damaged, which could lead to the loss of current and potential customers. If we experience any breaches of our network security or sabotage, we might be required to expend significant capital and other resources to detect, remedy, protect against or alleviate these and related problems, and we may not be able to remedy these problems in a timely manner, or at all. Because techniques used by outsiders to obtain unauthorized network access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. For example, an unauthorized third party recently misappropriated three of NTS’ domain names. NTS’ management is currently investigating the incident. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Although we have insurance in place that covers such incidents, the cost of a breach or cyber-attack could well exceed any such insurance coverage.

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
RISKS RELATED TO OUR INVESTMENTS GENERALLY

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

We are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore we may invest a significant portion of our assets in a relatively small number of issuers in a limited number of industries. As of December 31, 2017, our three largest investments, UPSW, NBCS and Premier equaled approximately 15%, 3% and 4%, respectively, of the fair value of our total assets. Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, relatively few industries may become significantly represented among our investments. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer, changes in fair value over time or a downturn in any particular industry. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company.

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
Changes to United States tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.

There has been on-going discussion and commentary regarding potential significant changes to United States trade policies, treaties and tariffs. The current administration, along with Congress, has created significant uncertainty about the future relationship between the United States and other countries with respect to the trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.
RISKS RELATED TO OUR CONTROLLED PORTFOLIO COMPANIES - NEWTEK MERCHANT SOLUTIONS (NMS) AND NEWTEK PAYMENT SOLUTIONS (PREMIER PAYMENTS)

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
RISKS RELATED TO OUR CONTROLLED PORTFOLIO COMPANIES - NEWTEK TECHNOLOGY SOLUTIONS (NTS)

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

NTS’ web and cloud services involve the storage and transmission of our customers’, employees’, and portfolio companies’ proprietary information. NTS’ business relies on its digital technologies, computer and email systems, software, and networks to conduct its operations. NTS’ technologies, systems and networks may become the target of criminal cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information of NTS or third parties with whom NTS deals, or otherwise disrupt our or our customers’ or other third parties’ business operations. It is critical to NTS’ business strategy that its facilities and infrastructure remain secure and are perceived by the marketplace to be secure. Although NTS believes it employs appropriate security technologies (including data encryption processes, intrusion detection systems), and conducts comprehensive risk assessments and other internal control procedures to assure the security of our customers’ data, we cannot guarantee that these measures will be sufficient for this purpose. If NTS’ security measures are breached as a result of third-party action, employee error or otherwise, and as a result, its customers’ data becomes available to unauthorized parties, NTS and our other portfolio companies could incur liability and its reputation would be damaged, which could lead to the loss of current and potential customers. If NTS experiences any breaches of its network security or sabotage, NTS might be required to expend significant capital and other resources to detect, remedy, protect against or alleviate these and related problems, and it may not be able to remedy these problems in a timely manner, or at all. Because techniques used by outsiders to obtain unauthorized network access or to sabotage systems change frequently and generally are not recognized until launched against a target, NTS may be unable to anticipate these techniques or implement adequate preventative measures. For example, an unauthorized third party recently misappropriated three of NTS’ domain names. NTS’ management is investigating the incident. As cyber threats continue to evolve, NTS may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Although NTS has insurance in place that covers such incidents, the cost of a breach or cyber-attack could well exceed any such insurance coverage.

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
RISKS RELATED TO OUR CONTROLLED PORTFOLIO COMPANIES - NEWTEK INSURANCE AGENCY (NIA)

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
RISKS RELATED TO OUR CONTROLLED PORTFOLIO COMPANIES - NEWTEK PAYROLL AND BENEFIT SOLUTIONS (NPS)

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

RISKS RELATED TO OUR CONTROLLED PORTFOLIO COMPANIES - NEWTEK BUSINESS CREDIT SOLUTIONS (NBCS)

An unexpected level of defaults in NBCS’s accounts receivables, inventory or SBA 504 loan portfolios would reduce its income and increase its expenses.

If NBCS’ level of non-performing assets in its receivable financing, inventory financing or SBA 504 lending business rises in the future, it could adversely affect its revenue, earnings and cash flow. Non-performing assets primarily consist of receivables for which the customer has not made timely payment. In certain situations, NBCS may restructure the receivable to permit such a customer to have smaller payments over a longer period of time. Such a restructuring or non-payment by a receivables or inventory customer will result in lower revenue and less cash available for NBCS’ operational activities.

NBCS’ reserve for credit losses may not be sufficient to cover unexpected losses.

NBCS’ business depends on the behavior of its customers. In addition to its credit practices and procedures, NBCS maintains a reserve for credit losses on its accounts receivable and inventory portfolios, which it has judged to be adequate given the receivables it purchases. NBCS periodically reviews its reserve for adequacy considering current economic conditions and trends, charge-off experience and levels of non-performing assets, and adjusts its reserve accordingly. However, because of recent unstable economic conditions, its reserves may prove inadequate, which could have a material adverse effect on its financial condition and results of operations.

NBCS depends on outside financing to support its receivables financing and inventory financing business.

NBCS’ receivables and inventory financing business depends on outside financing to support its acquisition of receivables. Termination of the credit lines for any reason would have a material adverse effect on its business, including but not limited to, the liquidation of its receivables portfolios to pay down the lines. If funds from such sale were insufficient to completely pay down the line of credit, NBCS would be responsible for any short fall. We are a guarantor on the Sterling Receivable and Inventory Facility at NBCS. Maximum borrowings under the Sterling Receivable and Inventory Facility are $15,000,000. The Sterling Receivable and Inventory Facility matures in February 2019 and automatically renews annually. At December 31, 2017, total principal owed by NBCS was $11,164,000. NBCS also entered into the Sterling 504 Facility. We are also a guarantor on the Sterling 504 Facility. Maximum borrowings under the Sterling 504 Facility are $35,000,000, depending on syndication. The Sterling 504 Facility matures in August 2018. At December 31, 2017, total principal owed by NBCS was $8,597,000. The Sterling 504 Facility specifies certain events of default, pursuant to which all outstanding amounts under the Sterling 504 Facility could become immediately due and payable.

We have guaranteed NBCS’ obligations under both facilities. If NBCS defaults on these lines of credit, we would be required to make payments under the guarantees, which could have a material adverse effect on our financial condition and results of operations.

In addition, if NBCS loses either of these lines of credit and NBCS is unable to renew or replace these lines of credit, it would materially impact the business of NBCS and have a material adverse effect on its financial condition and results of operations.

LEGAL PROCEEDINGS - PORTFOLIO COMPANIES

Our portfolio companies may, from time to time, be involved in various legal matters, including the currently pending case  — Federal Trade Commission v. WV Universal Management, LLC et al., which may have an adverse effect on their operations and/or financial condition.

During the quarter ended June 30, 2013, the Federal Trade Commission (the “FTC”) amended an existing complaint in the matter Federal Trade Commission v. WV Universal Management, LLC et al., in the United States District Court for the Middle District of Florida (the “Court”), to add UPSW as an additional defendant on one count of providing substantial assistance in violation of the Telemarketing Sales Rule. On November 18, 2014, the Court issued an Order granting the FTC’s motion for summary judgment against UPSW on the single count. Subsequently, the FTC filed motions for a permanent injunction and equitable monetary relief against UPSW and the other remaining defendants. Prior to the Court hearing on the motions, UPSW and the FTC reached a settlement on the FTC’s motion for a permanent injunction. On May 19, 2015, the Court entered an equitable monetary judgment against UPSW for $1,735,000. The $1,735,000 was fully expensed in 2014 by UPSW.

On June 14, 2016, the United States Court of Appeals for the Eleventh Circuit vacated the Court’s order awarding joint and several liability for equitable monetary relief in the amount of $1,735,000 against UPSW, and remanded the case to the Court for findings of fact and conclusions of law as to whether and why UPSW should be jointly and severally liable for restitution, and in what amount, if any. On October 26, 2016, the Court entered an equitable monetary judgment against UPSW for $1,735,000. On December 13, 2017, the United States Court of Appeals for the Eleventh Circuit affirmed the Court’s order awarding joint and several liability for equitable monetary relief against UPSW. UPSW intends to file a petition for a writ of certiorari requesting that the United States Supreme Court review the judgment.

UPSW instituted an action against a former independent sales agent in Wisconsin state court for, among other things, breach of contract. The former sales agent answered the complaint and filed counterclaims against UPSW. Following UPSW’s successful appeal of several of the court’s rulings, the action has been assigned to a new judge for further proceedings. UPSW intends to vigorously pursue its claims against the former sales agent and defend the counterclaims asserted.

On October 13, 2017, the Company announced that its portfolio company, BSP, was served with a search warrant by the Federal Bureau of Investigation (“FBI”) on October 12, 2017 at BSP offices in Westfield, Indiana. The Company closed on its $5,400,000 investment in BSP in June 2016. During the year ended December 31, 2017, the Company recorded a $2,000,000 unrealized loss on its investment in BSP to reflect the potential impact to the business and tradename as a result of the FBI investigation. The Company is monitoring the situation and is cooperating fully with the authorities.
RISKS RELATED TO OUR CAPCO BUSINESS

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
RISKS RELATED TO OUR SECURITIES

As of December 31, 2017, our CEO beneficially owns approximately 5% of our common stock, and may be able to exercise significant influence over the outcome of most shareholder actions.

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

Our Board has the authority, without the action or vote of our shareholders, to issue all or part of the approximately 181,543,205 authorized but unissued shares of our common stock. Our business strategy relies upon investments in and acquisitions of businesses using the resources available to us, including our common stock. Additionally, we anticipate granting additional options or restricted stock awards to our employees and directors in the future. Absent exemptive relief, a BDC generally may not issue restricted stock to its directors, officers and employees. In May 2016, the SEC issued an order granting the Company’s request for exemptive relief to allow us to amend our equity compensation plan and make such grants and awards, subject to shareholder approval. We may also issue additional securities, through public or private offerings, in order to raise capital. Future issuances of our common stock will dilute the percentage of ownership interest of current shareholders and could decrease the per share book value of our common stock. In addition, option holders may exercise their options at a time when we would otherwise be able to obtain additional equity capital on more favorable terms. In July 2016, our shareholders approved the amendments to our equity compensation plan, and certain restricted stock awards granted thereunder.

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

The Company has instituted programs which allow the Company to repurchase the Company’s outstanding common shares on the open market. Under the programs, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. On May 11, 2016, the Company announced that its Board approved a new share repurchase program under which the Company was able to repurchase up to 150,000 of the Company’s outstanding common shares on the open market. This program terminated on November 11, 2016. On November 21, 2016 the Company announced that its Board approved a new share repurchase program under which the Company may repurchase up to 200,000 of the Company’s outstanding common shares on the open market. The program terminated on May 21, 2017 but our Board may authorize a new repurchase program in the future.
The authorization and issuance of “blank check” preferred shares could have an anti-takeover effect detrimental to the interests of our shareholders.

Our certificate of incorporation allows our Board to issue preferred shares with rights and preferences set by the Board without further shareholder approval. The issuance of these “blank check” preferred shares could have an anti-takeover effect detrimental to the interests of our shareholders. For example, in the event of a hostile takeover attempt, it may be possible for management and the Board to impede the attempt by issuing the preferred shares, thereby diluting or impairing the voting power of the other outstanding common shares and increasing the potential costs to acquire control of us. Our Board has the right to issue any new shares, including preferred shares, without first offering them to the holders of common shares, as they have no preemptive rights. The Company does not currently intend to issue preferred shares.
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

All of the common stock held by our executive officers and directors, represents approximately 1,138,000 shares, or approximately 6% of our total outstanding shares as of December 31, 2017. Such shares are generally freely tradable in the public market. Sales of substantial amounts of our common stock, or the availability of such common stock for sale, could adversely affect the prevailing market prices for our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of securities should we desire to do so.

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

The 1940 Act prohibits us from selling shares of our common stock at a price below the current net asset value per share of such stock, with certain exceptions. One such exception is prior shareholder approval of issuances below net asset value provided that our Board makes certain determinations. On August 11, 2017, at our Special Meeting of Shareholders, our shareholders approved a proposal that authorizes us to sell up to 20% of our common stock at a price below the Company’s then-current net asset value per share, subject to certain conditions. Any decision to sell shares of our common stock below the then current net asset value per share of our common stock or securities to subscribe to, convert to, or purchase shares of our common stock would be subject to the determination by our Board that such issuance is in our and our shareholders’ best interests.
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

RISKS RELATED TO OUR PUBLICLY-TRADED DEBT

The 2022 Notes, 2021 Notes, and 2023 Notes, together, the “Notes” are unsecured and therefore are effectively subordinated to any secured indebtedness we have outstanding or may incur in the future.

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

In addition, on February 21, 2018, we closed an underwritten public offering of $50,000,000 in aggregate principal amount of the 2023 Notes. Pursuant to the underwriters’ overallotment option, we closed an additional $7,500,000 in aggregate principal amount of the 2023 Notes. For more information regarding the 2023 Notes, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources”.

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

On November 21, 2016, the Company announced that its Board approved a repurchase program under which the Company may repurchase up to 10%, or $832,400 in aggregate principal amount, of its 2022 Notes and up to 10%, or $4,025,000 in aggregate principal amount, of its 2021 Notes through open market purchases, including block purchases, in such manner as will comply with the provisions of the 1940 Act and the Exchange Act. The repurchase plan expired on May 21, 2017, however, the Company may institute a new repurchase plan in the future.

On February 21, 2018, the Company issued redemption notices to the holders of the 2021 Notes. The Company will redeem all $40,250,000 in aggregate principal amount of the 2021 Notes on the Redemption Date at 100% of their principal amount ($25 per Note), plus the accrued and unpaid interest thereon from December 31, 2017, through, but excluding, the Redemption Date. See Subsequent Events.

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

As a BDC, under the 1940 Act we generally are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). Pending legislation, if passed, would modify this section of the 1940 Act and increase the amount of debt that

BDCs may incur by modifying the asset coverage percentage from 200% to 150%. As a result, we may be able to incur additional indebtedness in the future and therefore your risk of an investment in us may increase.
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
Below is a list of our leased offices and space as of December 31, 2017 which are material to the conduct of our business:

Location	Lease expiration	Purpose	Approximate square feet

1981and 1985 Marcus Avenue Lake Success, NY 11042	April 2027	Corporate headquarters and lending operations, NY Capco offices and certain controlled portfolio companies’ offices	43,000
4 Park Plaza Irvine, CA 92614	February 2021	NSBF lending operations	3,300
5901 Broken Sound Parkway NW Boca Raton, FL 33487	August 2018	NSBF lending operations	3,800
14 East Washington Street Orlando, FL 32801	September 2019	NSBF lending operations	1,700
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

	Price Range
	High	Low
2016
First Quarter	$14.51	$9.37
Second Quarter	$13.36	$11.83
Third Quarter	$14.44	$12.26
Fourth Quarter	$16.09	$13.76

2017
First Quarter	$17.58	$15.15
Second Quarter	$18.00	$15.68
Third Quarter	$18.16	$15.68
Fourth Quarter	$19.40	$16.01
The last reported price for our common stock on March 12, 2018 was $18.59 per share. As of March 12, 2018 there were approximately 131 shareholders of record.
Shares of BDCs may trade at a market price that is less than the value of the net assets attributable to those shares. The possibility that our shares of common stock will trade at a discount from net asset value or at premiums that are unsustainable over the long term are separate and distinct from the risk that our net asset value will decrease. It is not possible to predict whether our shares will trade at, above, or below net asset value. Since our conversion to a BDC, our shares of common stock have traded at prices both less than and exceeding our NAV per share.

Sales of Unregistered Securities

During the year ended December 31, 2017, in connection with our investment in IPM, we issued 60,490 shares of restricted common stock.

During the year ended December 31, 2017, in connection with our investment in UCS, we issued 28,741 shares of restricted common stock.

During the year ended December 31, 2015, in connection with our investment in Premier, we issued 130,959 shares of restricted common stock to Jeffrey Rubin, a related party, in a private transaction as a portion of the consideration.

We did not engage in any sales of unregistered securities during the year ended December 31, 2016.

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

The following table summarizes our dividend declarations and distributions to date:

Record Date	Payment Date	Distribution Declared
March 30, 2015	April 13, 2015	$0.39
June 29, 2015	July 15, 2015	$0.47
October 22, 2015	November 3, 2015	$0.50
November 18, 2015 (1)	December 31, 2015	$2.69
January 7, 2016	January 19, 2016	$0.40
March 22, 2016	March 31, 2016	$0.35
June 20, 2016	June 30, 2016	$0.35
September 20, 2016	September 30, 2016	$0.43
December 15, 2016	December 30, 2016	$0.40
March 20, 2017	March 31, 2017	$0.36
May 31, 2017	June 30, 2017	$0.40
September 22, 2017	September 29, 2017	$0.44
December 18, 2017	December 28, 2017	$0.44
		$7.62
(1) The Special dividend was declared as a result of the Company’s RIC election for tax year 2015 and represents the distribution of 100% of the Company’s accumulated earnings and profits through December 31, 2014. Pursuant to applicable Treasury Regulation and IRS guidance, the dividend was payable up to 27% in cash and at least 73% in newly issued shares of our common stock.

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

Distributions in excess of our current and accumulated earnings and profits would generally be treated first as a return of capital to the extent of a shareholder’s tax basis in our shares, and any distributions paid in excess of a shareholder’s tax basis in our shares would generally be treated as a capital gain. The determination of the tax attributes of our distributions is made annually as of the end of our taxable year and is generally based upon our taxable income for the full taxable year and distributions paid for the full taxable year. Of the distributions declared during the years ended December 31, 2017 and 2016 100% were distributions derived from our current and accumulated earnings and profits. There can be no certainty to shareholders that this determination is representative of the tax attributes of the 2018 distributions that we anticipate would be made to shareholders.

We maintain an “opt-out” dividend reinvestment plan for our common shareholders. As a result, if we declare a distribution, cash distributions will be automatically reinvested in additional shares of our common stock unless the shareholder specifically “opts out” of the dividend reinvestment plan and chooses to receive cash distributions.  During the years ended December 31, 2017 and 2016, we issued 44,000 and 58,000 shares, respectively, of common stock to shareholders in connection with the dividend reinvestment plan.
Securities authorized for issuance under equity compensation plans as of December 31, 2017:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	None	None	2,874,060	shares

Equity compensation plans not approved by security holders	None	None	None

Stock Performance Graph

The following graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index, the NASDAQ Composite Index, the Russell 2000, and S&P Small Cap 600 for the period from December 31, 2012 through December 31, 2017. The graph assumes that, on January 1, 2013, a person invested $100 in each of our common stock, the Nasdaq Composite, S&P 500 Index, Russell 2000 and S&P Small Cap 600. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.
ITEM 6. SELECTED FINANCIAL DATA.

The following selected statements of operations and balance sheet data have been derived from the audited financial statements for each of the five years ended December 31, 2017. The Consolidated Financial Statements for each of the five years ended December 31, 2017 have been audited by RSM US LLP. The selected financial data set forth below should be read in conjunction with, and is qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements, including the Notes thereto, available at www.sec.gov.

	As a Business Development Company				Prior to becoming a Business Development Company
	2017	2016	2015	November 12, 2014 to December 31, 2014	January 1, 2014 to November 11, 2014	2013
Statement of Operations Data:
Investment income	$38,914	$30,965	$26,070	$1,976	$—	$—
Operating revenues	$—	$—	$—	$—	$131,847	$143,593
Expenses	$46,795	$40,225	$32,255	$4,305	$121,036	$131,319
Net investment loss	$(7,881)	$(9,260)	$(6,185)	$(2,523)	$—	$—
Net increase in net assets resulting from operations	$38,976	$27,305	$35,736	$681	$—	$—
Net income	$—	$—	$—	$—	$3,208	$7,151
Net realized and unrealized gains (losses)	$46,857	$36,565	$41,921	$3,204	$(3,668)	$(1,205)
Per Share Data:
Net investment loss	$(0.45)	$(0.64)	$(0.57)	$(0.33)	$—	$—
Net increase in net assets resulting from operations	$2.25	$1.88	$3.32	$0.09	$—	$—
Basic earnings per share	$—	$—	$—	$—	$0.45	$1.07
Diluted earnings per share	$—	$—	$—	$—	$0.45	$0.99
Dividends declared	$1.64	$1.53	$4.45	$—	$—	$—
Balance Sheet Data (at end of period):
Investments, at fair value	$456,689	$345,224	$266,874	$233,462	N/A	$83,685
Total assets	$519,611	$401,450	$352,430	$301,832	N/A	$198,612
Total debt	$216,252	$171,242	$131,761	$122,543	N/A	$101,358
Total liabilities	$241,282	$192,356	$148,481	$135,414	N/A	$121,603
Net assets/shareholders’ equity	$278,329	$209,094	$203,949	$166,418	N/A	$77,009
Common shares outstanding at end of period	18,457	14,624	14,509	10,206	N/A	7,077
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
The statements in this Annual Report may contain forward-looking statements relating to such matters as anticipated future financial performance, business prospects, legislative developments and similar matters. We note that a variety of factors could cause our actual results to differ materially from the anticipated results expressed in the forward looking statements such as intensified competition and/or operating problems in our operating business projects and their impact on revenues and profit margins or additional factors as described under “Risk Factors” above.

Executive Overview

We are a leading national non-bank lender and own and control certain portfolio companies under the Newtek® brand (our “controlled portfolio companies,” as defined below) that provide a wide range of business and financial products to SMBs. Newtek's products and services include: Business Lending, including origination of SBA 7(a) and SBA 504 loans, Electronic Payment Processing, Managed Technology Solutions (Cloud Computing), Technology Consulting, eCommerce, Accounts Receivable and Inventory Financing, The Newtek Advantage, personal and commercial Insurance Services, Web Services, Data Backup, Storage and Retrieval, and Payroll and Benefits Solutions to SMB accounts nationwide across all industries. We have an established and reliable platform that is not limited by client size, industry type, or location. As a result, we believe we have a strong and diversified client base across every state in the U.S. and across a variety of different industries. In addition, we have developed a financial and technology based business model that enables us and our controlled portfolio companies to acquire and process our SMB clients in a very cost effective manner. This capability is supported in large part by NewTracker®, our patented prospect management technology software, which is similar to, but we believe better than, the system popularized by Salesforce.com. We believe that this technology and business model distinguishes us from our competitors.

We consolidate the following wholly-owned subsidiaries:

•	Newtek Small Business Finance, LLC

•	Newtek Asset Backed Securities, LLC

•	The Whitestone Group, LLC

•	Wilshire Colorado Partners, LLC

•	Wilshire DC Partners, LLC

•	Wilshire Holdings I, Inc.

•	Wilshire Louisiana BIDCO, LLC

•	Wilshire Louisiana Partners II, LLC

•	Wilshire Louisiana Partners III, LLC

•	Wilshire Louisiana Partners IV, LLC

•	Wilshire New York Advisers II, LLC

•	Wilshire New York Partners III, LLC

•	Wilshire New York Partners IV, LLC

•	Wilshire New York Partners V, LLC

•	Wilshire Partners, LLC

•	CCC Real Estate Holdings, LLC

•	Exponential Business Development Co., Inc.

•	Newtek LSP Holdco, LLC

•	Newtek Business Services Holdco 1, Inc.

•	Newtek Business Services Holdco 2, Inc.

•	Newtek Business Services Holdco 3, Inc.

•	Newtek Business Services Holdco 4, Inc.

•	Newtek Business Services Holdco 5, Inc. (formerly Banc-Serv Acquisition, Inc.)

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

NSBF has been granted PLP status and originates, sells and services SBA 7(a) loans and is authorized to place SBA guarantees on loans without seeking prior SBA review and approval. Being a national lender, PLP status allows NSBF to expedite the origination of loans since NSBF is not required to present applications to the SBA for concurrent review and approval. The loss of PLP status could adversely impact our marketing efforts and ultimately our loan origination volume which could negatively impact our results of operations.

As a BDC, our investment objective is to generate both current income and capital appreciation primarily through loans originated by our business finance platform and our equity investments in certain portfolio companies that we control.

We target our debt investments, which are principally made through our business finance platform under the SBA 7(a) program, to produce a coupon rate of prime plus 2.75% which enables us to generate rapid sales of loans in the secondary market. We typically structure our debt investments with the maximum seniority and collateral along with personal guarantees from portfolio company owners, in many cases collateralized by other assets including real estate. In most cases, our debt investment will be collateralized by a first lien on the assets of the portfolio company and a first or second lien on assets of guarantors, in both cases primarily real estate. All SBA loans are made with personal guarantees from any owner(s) of 20% or more of the portfolio company’s equity. The amount of new debt investments, particularly SBA 7(a) loans that we originate, will directly impact future investment income. In addition, future amounts of unrealized appreciation or depreciation on our investments, as well as the amount of realized gains or losses, will also fluctuate depending upon economic conditions and the performance of our investment portfolio. The changes in realized gains and losses and unrealized appreciation or depreciation could have a material impact on our operating results.

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

Revenues

We generate revenue in the form of interest, dividend, servicing and other fee income on debt and equity investments. Our debt investments typically have terms of 10 to 25 years and bear interest at prime plus a margin. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. We receive servicing income related to the guaranteed portions of SBA investments which we originate and sell into the secondary market. These recurring fees are earned daily and recorded when earned. In addition, we may generate revenue in the form of packaging, prepayment, legal and late fees. We record such fees related to loans as other income. Dividends are recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income is recorded at the time dividends are declared. Distributions of earnings from portfolio companies are evaluated to determine if the distribution is income, return of capital or realized gain.

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

Expenses

Our primary operating expenses are salaries and benefits, interest expense and other general and administrative costs, such as professional fees, marketing, referral fees, servicing costs and rent. Since we are an internally-managed BDC with no outside adviser or management company, the BDC incurs all the related costs to operate the Company.

Loan Portfolio Asset Quality and Composition

The following table sets forth distribution by business type of the Company’s SBA 7(a) unguaranteed loan portfolio at December 31, 2017 on a cost basis (in thousands):

Distribution by Business Type
Business Type	# of Loans	Balance	Average Balance	% of Balance
Existing Business	1,240	$235,416	$190	81.8%
Business Acquisition	188	37,935	202	13.2%
Start-Up Business	144	14,339	100	5.0%
Total	1,572	$287,690	$183	100.0%

The following table sets forth distribution by business type of the Company’s SBA 7(a) unguaranteed loan portfolio at December 31, 2016 on a cost basis (in thousands):

Distribution by Business Type
Business Type	# of Loans	Balance	Average Balance	% of Balance
Existing Business	921	$177,430	$193	80.7%
Business Acquisition	169	30,454	180	13.9%
Start-Up Business	138	11,900	86	5.4%
Total	1,228	$219,784	$179	100.0%

The following table sets forth distribution by borrower’s credit score of the Company’s SBA 7(a) unguaranteed loan portfolio at December 31, 2017 on a cost basis (in thousands):

Distribution by Borrower Credit Score
Credit Score	# of Loans	Aggregate Balance	Average Balance	% of Balance
500 to 550	20	$3,261	$163	1.1%
551 to 600	50	12,614	252	4.4%
601 to 650	225	45,608	203	15.8%
651 to 700	464	89,345	193	31.0%
701 to 750	472	84,783	180	29.5%
751 to 800	291	46,567	160	16.2%
801 to 850	41	3,633	89	1.3%
Not available	9	1,879	209	0.7%
Total	1,572	$287,690	$183	100.0%
The following table sets forth distribution by borrower’s credit score of the Company’s SBA 7(a) unguaranteed loan portfolio at December 31, 2016 on a cost basis (in thousands):

Distribution by Borrower Credit Score
Credit Score	# of Loans	Aggregate Balance	Average Balance	% of Balance
500 to 550	17	$2,036	$120	0.9%
551 to 600	38	6,748	178	3.1%
601 to 650	160	32,912	206	15.0%
651 to 700	344	64,923	189	29.5%
701 to 750	372	67,006	180	30.5%
751 to 800	250	39,600	158	18.0%
801 to 850	40	4,124	103	1.9%
Not available	7	2,435	348	1.1%
Total	1,228	$219,784	$179	100.0%
The following table sets forth distribution by primary collateral type of the Company’s SBA 7(a) unguaranteed loan portfolio at December 31, 2017 on a cost basis (in thousands):

Distribution by Primary Collateral Type
Collateral Type	# of Loans	Aggregate Balance	Average Balance	% of Balance
Commercial Real Estate	747	$168,063	$225	58.4%
Machinery and Equipment	253	46,366	183	16.1%
Residential Real Estate	317	25,789	81	9.0%
Other	75	28,398	379	9.9%
Accounts Receivable and Inventory	121	15,499	128	5.4%
Liquid Assets	12	625	52	0.2%
Unsecured	34	1,080	32	0.4%
Furniture and Fixtures	13	1,870	144	0.6%
Total	1,572	$287,690	$183	100.0%

The following table sets forth distribution by primary collateral type of the Company’s SBA 7(a) unguaranteed loan portfolio at December 31, 2016 on a cost basis (in thousands):

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
The following table sets forth distribution by days delinquent of the Company’s SBA 7(a) unguaranteed loan portfolio at December 31, 2017 on a cost basis (in thousands):

Distribution by Days Delinquent
Delinquency Status	# of Loans	Aggregate Balance	Average Balance	% of Balance
Current	1,419	$249,960	$176	86.9%
1 to 30 days	43	12,009	279	4.2%
31 to 60 days	11	2,049	186	0.7%
61 to 90 days	1	475	475	0.2%
91 days or greater	98	23,197	237	8.0%
Total	1,572	$287,690	$183	100.0%
The following table sets forth distribution by days delinquent of the Company’s SBA 7(a) unguaranteed loan portfolio at December 31, 2016 on a cost basis (in thousands):

Distribution by Days Delinquent
Delinquency Status	# of Loans	Aggregate Balance	Average Balance	% of Balance
Current	1,119	$199,170	$178	90.6%
1 to 30 days	35	3,680	105	1.7%
31 to 60 days	7	1,570	224	0.7%
61 to 90 days	—	—	—	—%
91 days or greater	67	15,364	229	7.0%
Total	1,228	$219,784	$179	100.0%

Comparison of the year ended December 31, 2017 and 2016
Investment Income

(in thousands)	December 31, 2017	December 31, 2016	Change
Investment income:
Interest income	$18,671	$11,518	$7,153
Dividend income	9,747	10,573	(826)
Servicing income	7,206	6,160	1,046
Other income	3,290	2,714	576
Total investment income	$38,914	$30,965	$7,949
Interest Income
The increase in interest income was attributable to the average outstanding performing portfolio of SBA non-affiliate investments increasing to $227,761,000 from $176,210,000 for the years ended December 31, 2017 and 2016, respectively, combined with an increase in the Prime Rate. During the year ended December 31, 2016 the Prime Rate was 3.50%. During the year ended December 31, 2017 the Prime Rate was increased three times to 3.75%, effective January 2017, to 4.00%, effective April 2017 and to 4.25%, effective July 2017. The increase in the average outstanding performing portfolio resulted from the origination of new SBA non-affiliate investments during the year. In addition, during the year ended December 31, 2017, we recognized $1,493,000 of interest income related to accrued non-performing interest owed by two borrowers who paid their accrued interest balance in full.
Dividend Income

(in thousands)	December 31, 2017	December 31, 2016	Change
Universal Processing Services of Wisconsin, LLC	$7,100	$6,800	$300
Premier Payments LLC	1,575	1,735	(160)
Newtek Technology Solutions, Inc.	—	990	(990)
International Professional Marketing, Inc.	550	—	550
SIDCO, LLC	225	—	225
Small Business Lending, LLC	—	696	(696)
banc-serv Partners, LLC	—	300	(300)
CDS Business Services, Inc.	200	—	200
The Secure CyberGateway, LLC	47	52	(5)
United Capital Source, LLC	50	—	50
Total dividend income	$9,747	$10,573	$(826)

Dividend income decreased $826,000 year over year. During the year ended December 31, 2017, we earned $200,000 of dividend income from NBCS, $550,000 and $225,000 of dividend income from IPM and SIDCO, respectively, both new wholly-owned controlled portfolio companies that we invested in on April 6, 2017. Dividend income earned from UPSW increased $300,000 year over year. These increases were offset by decreases in dividend income earned from NTS, SBL and BSP. Dividend income is dependent on portfolio company earnings. Current period dividend income may not be indicative of future period dividend income.
NSBF Servicing Portfolio and Related Servicing Income
The following table represents NSBF originated servicing portfolio and servicing income earned for the years ended December 31, 2017 and 2016:

(in thousands):	December 31, 2017	December 31, 2016	Change
Total NSBF originated servicing portfolio (1)	$1,221,624	$960,517	$261,107
Total servicing income earned	$7,206	$6,160	$1,046
(1) Of this amount, the total average NSBF originated portfolio earning servicing income was $783,578,000 and $633,126,000 for the years ended December 31, 2017 and 2016, respectively.
The increase in servicing income was attributable to the increase in total portfolio investments for which we earn servicing income. The portfolio earning servicing income increased $150,452,000 year over year. The increase was attributable to an increase in SBA 7(a) non-affiliate investments from 2016 to 2017.
Other Income

Other income relates primarily to legal, packaging, prepayment, and late fees earned from SBA 7(a) loans. The increase was related to an increase in legal and packaging fees earned as a result of the larger dollar volume of loans originated.
Expenses:

(in thousands)	December 31, 2017	December 31, 2016	Change
Salaries and benefits	$19,292	$15,234	$4,058
Interest	11,397	8,440	2,957
Depreciation and amortization	402	296	106
Professional fees	3,009	3,274	(265)
Origination and servicing	5,871	6,046	(175)
Change in fair value of contingent consideration liabilities	(455)	—	(455)
Other general and administrative costs	7,279	6,935	344
Total expenses	$46,795	$40,225	$6,570
Salaries and Benefits

Salaries and benefits increased $4,058,000 primarily due to an increase in headcount at NSBF. The additional headcount relates primarily to employees performing loan processing, loan closing or loan servicing functions as a result of the increase in loan originations. The increase in salaries and benefits was also related to a $386,000 increase in stock-based compensation expense year over year.
Interest Expense
The following is a summary of interest expense by facility for the years ended December 31, 2017 and 2016:

(in thousands)	December 31, 2017	December 31, 2016	Change
Notes payable - Securitization Trusts	$5,537	$3,976	$1,561
Bank notes payable	1,188	1,260	(72)
Notes due 2022	707	708	(1)
Notes due 2021	3,164	2,181	983
Notes payable - related parties	780	260	520
Other	21	55	(34)
Total interest expense	$11,397	$8,440	$2,957

The increase in interest expense year over year is primarily related to interest from the Notes payable - Securitization trusts, 2021 Notes and Notes payable - related parties. The increase from Notes payable - Securitization trusts was the result of an additional securitization transaction completed in November 2016 and December 2017. In April 2016, we issued $40,250,000 of 2021 Notes bearing interest at 7.00%. During the year ended December 31, 2017, we incurred a full year of interest expense as compared to a partial year of interest expense in 2016. The increase from Notes payable - related parties was related to the increase in the average outstanding balance year over year.

Change in Fair Value of Contingent Consideration

A portion of our investment in IPM consisted of contingent consideration based on IPM attaining specific EBITDA levels for 2017 and 2018. During the year ended December 31, 2017, we reduced the contingent consideration liability by $455,000 based on the probability of IPM attaining specific EBITDA levels for 2017 and 2018.
Other General and Administrative Costs

Other general and administrative costs include managed IT services, marketing, rent and other costs. In April 2016, the Company moved its headquarters to Lake Success, New York. As a result, the Company vacated its spaces in West Hempstead, New York and New York, New York. The Company recorded a loss of $604,000 related to the remaining liabilities under the West Hempstead lease, offset by future rental income, during the year ended December 31, 2016. No such expense was incurred during the year ended December 31, 2017. The Company has sublet both spaces. This decrease was offset by $1,397,000 of bad debt expense related to amounts owed from related parties, primarily PMT and BSP, which we determined to be uncollectible and an increase in referral fees of $485,000 related to the increase in loan originations year over year.
Net Realized Gains and Net Unrealized Appreciation and Depreciation

Net realized gains or losses on investments are measured by the difference between the net proceeds from the repayment or sale and the cost basis of our investments without regard to unrealized appreciation or depreciation previously recognized and includes investments charged off during the period, net of recoveries. The net change in unrealized appreciation or depreciation on investments reflects the change in portfolio investment fair values during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

Net Realized Gains on SBA Non-Affiliate Investments

Net realized gains from SBA non-affiliate investments for the years ended December 31, 2017 and 2016 were $39,617,000 and $31,512,000, respectively, which includes realized losses of $894,000 and $925,000 during the years ended December 31, 2017 and 2016, respectively.

	December 31, 2017		December 31, 2016
(in thousands)	# of Debt Investments	$ Amount	# of Debt Investments	$ Amount
SBA non-affiliate investments originated	480	$385,882	402	$309,147
SBA guaranteed non-affiliate investments sold	458	$283,630	379	$226,435
Realized gains recognized on sale of SBA guaranteed non-affiliate investments	—	$40,511	—	$32,437
Average sale price as a percent of principal balance (1)		111.99%		111.91%

(1) Realized gains greater than 110.00% must be split 50/50 with the SBA in accordance with SBA regulations. The realized gains recognized above reflects amounts net of split with the SBA.

Net Realized Gains (Losses) on Controlled Investments

During the year ended December 31, 2017 we recorded $200,000 in net realized losses from controlled portfolio companies which consisted of a $100,000 realized gain from a distribution in excess of cost basis from SBL and a $300,000 realized loss related to the reversal of unrealized depreciation on a debt investment in The Secure CyberGateway, LLC. For the year ended December 31, 2016, realized gains on controlled investments were $108,000 and represented distributions from SBL in excess of cost basis.

Net Unrealized Appreciation (Depreciation) on Investments

(in thousands)	December 31, 2017	December 31, 2016	Change
Net unrealized appreciation on SBA guaranteed non-affiliate investments	$1,398	$1,035	$363
Net unrealized (depreciation) appreciation on SBA unguaranteed non-affiliate investments	(1,342)	18	(1,360)
Net unrealized appreciation on controlled investments	12,957	11,337	1,620
Change in deferred taxes	(2,179)	(5,128)	2,949
Net unrealized depreciation on non-control/non-affiliate investments	—	(43)	43
Net unrealized loss in credits in lieu of cash and notes payable in credits in lieu of cash	—	(5)	5
Total net unrealized appreciation on investments	$10,834	$7,214	$3,620

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

Net Unrealized Appreciation (Depreciation) on Controlled Investments

(in thousands)	December 31, 2017	December 31, 2016	Change
Universal Processing Services of Wisconsin, LLC	$17,000	$10,552	$6,448
Newtek Technology Solutions, Inc.	(7,659)	(975)	(6,684)
Premier Payments LLC	2,000	4,562	(2,562)
CDS Business Services, Inc.	7,250	(175)	7,425
PMTWorks Payroll, LLC	(3,045)	(185)	(2,860)
banc-serv Partners, LLC	(2,000)	140	(2,140)
Small Business Lending, LLC	(800)	(2,200)	1,400
The Secure CyberGateway, LLC	300	(296)	596
Titanium Asset Management LLC	(42)	(86)	44
Excel WebSolutions, LLC	(47)	—	(47)
Total net unrealized appreciation on controlled investments	$12,957	$11,337	$1,620

Unrealized appreciation related to our investment in UPSW and Premier was related to an increase in revenue and EBITDA projections combined with a decrease in the corporate income tax rate as recently enacted by Congress. Unrealized appreciation related to our investment in NBCS was related to growth in its SBA 504 lending program and growth in its accounts receivable and inventory financing programs.

Unrealized depreciation related to our investment in NTS was related to weak financial performance. During the year ended December 31, 2017, we made an additional $1,000,000 debt investment in NPS. Due to NPS’ continued negative cash flows, we recorded an unrealized loss of $3,045,000 on our total investment in NPS, which consisted of an $860,000 equity investment and $2,185,000 of debt investments, including a $1,000,000 investment made in NPS in 2017. During the year ended December 31, 2017, the Company recorded a $2,000,000 unrealized loss on its investment in BSP to reflect the potential impact to the business and tradename as a result of the FBI investigation discussed in Note 9.

Provision for Deferred Taxes on Net Unrealized Appreciation of Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable subsidiaries are not consolidated with the Company for income tax purposes, but are consolidated for GAAP purposes, and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. During the years ended December 31, 2017 and 2016, we recognized a provision for deferred taxes of

$2,179,000 and $5,128,000, respectively, related to the net unrealized appreciation of controlled portfolio company investments.

Net Unrealized Depreciation on Servicing Assets

(in thousands)	December 31, 2017	December 31, 2016	Change
Net unrealized depreciation on servicing assets	$(3,394)	$(2,269)	$(1,125)

The increase in unrealized depreciation on servicing assets is primarily related to the increase in the discount rate from 12.20% to 13.06% and an increase in the cumulative prepayment rate from 18.50% to 20.00%.
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
Salaries and Benefits
Salaries and benefits increased $2,481,000 primarily due to an increase in employees at NSBF performing underwriting, processing, closing and servicing functions as a result of the increase in annual loan originations. The increase was also attributable to $577,000 of stock based compensation expense incurred during the year ended December 31, 2016 related to the issuance of restricted stock awards to employees. No stock based compensation expense was incurred during the year ended December 31, 2015.
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

Public Offerings

ATM Program

The ATM Equity Distribution Agreement provides that we may offer and sell up to 2,900,000 shares of common stock from time to time through the Placement Agents. During the year ended December 31, 2017, we sold 1,139,000 shares of our common stock at a weighted average price of $17.58 per share. Proceeds, net of offering costs and expenses were $19,620,000. The Company may offer up to an additional 1,761,000 shares of common stock under the ATM Equity Distribution Agreement as of December 31, 2017.

We used the net proceeds for funding investments in debt and equity securities in accordance with our investment objective and strategies and for general corporate purposes including funding investments, repaying outstanding indebtedness and other general corporate purposes.

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

The Base Indenture, as supplemented by the Second Supplemental Indenture, contains certain covenants including covenants requiring the Company to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act, to comply with (regardless of whether it is subject to) the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act as in effect immediately prior to the issuance of the 2021 Notes, and to provide financial information to the holders of the 2021 Notes and the Trustee if the Company should no longer be subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by the First Supplemental Indenture. The Base Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding 2021 Notes may declare such 2021 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. At December 31, 2017, the Company was in compliance with all covenants related to the 2021 Notes. See “Subsequent Events” for more information regarding the redemption of the 2021 Notes.

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

The Base Indenture, as supplemented by the First Supplemental Indenture, contains certain covenants including covenants requiring the Company to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act, to comply with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act, and to provide financial information to the holders of the 2022 Notes and the Trustee if the Company should no longer be subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by the Second Supplemental Indenture. The Base Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding 2022 Notes may declare such 2022 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. At December 31, 2017, the Company is in compliance with all covenants related to the 2022 Notes.

On February 21, 2018, the Company closed a public offering of $50,000,000 in aggregate principal amount of its 2023 Notes. The 2023 Notes will mature on March 1, 2023 and may be redeemed in whole or in part at any time or from time to time at Newtek’s option on or after March 1, 2020. The 2023 Notes bear interest at a rate of 6.25% per year payable quarterly on March 1, June 1, September 1 and December 1, of each year, beginning June 1, 2018. Total net proceeds received after deducting underwriters’ discount and expenses was $48,288,000. The 2023 Notes are listed on the Nasdaq Global Market under the trading symbol “NEWTI” and were rated “A-“ by Egan-Jones. A portion of the proceeds will be used to redeem the outstanding 2021 Notes pending the conclusion of a 30-day notice period to existing holders of the 2021 Notes, expiring on March 23, 2018. In February 2018, the underwriters exercised their option to purchase an additional $7,500,000 in aggregate principal amount of the 2023 Notes resulting in an additional $7,275,000 in net proceeds.

On February 21, 2018, the Company issued redemption notices to the holders of the 2021 Notes. The Company will redeem all $40,250,000 in aggregate principal amount of the Notes on the Redemption Date at 100% of their principal amount ($25 per Note), plus the accrued and unpaid interest thereon from December 31, 2017, through, but excluding, the Redemption Date.

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

At December 31, 2017, we had no amounts outstanding under the unguaranteed and guaranteed lines of credit and were in full compliance with all applicable loan covenants.

Notes Payable - Related Parties

In June 2015, the Company entered into the Related Party RLOC. Maximum borrowings under the Related Party RLOC were $38,000,000. In June 2017, the Related Party RLOC was amended to increase maximum borrowings to $50,000,000. The outstanding balance bears interest at a rate equal to (a) LIBOR (with a floor of 0.50%) plus (b) 6% or at a rate equal to (y) the greater of the Prime Rate or 3.5% plus (z) 5.0%. At December 31, 2017, the Related Party RLOC interest rate was 7.69%. The Related Party RLOC has a maturity date of June 21, 2021. Outstanding borrowings at December 31, 2017 were $7,001,000.

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
In December 2017, NSBF completed its eighth securitization which resulted in the transfer of $76,188,000 of unguaranteed portions of SBA loans to the 2017-1 Trust.  The 2017-1 Trust in turn issued securitization notes for the par amount of $75,426,000, consisting of $58,111,000 Class A notes and $17,315,000 of Class B notes, against the assets in a private placement. The Class A and Class B notes received an “A” and “BBB-” rating by S&P, respectively, and the final maturity date of the notes is February 2043.

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

Note Repurchase Plan

The Company had a program which allowed it to repurchase up to 10%, or $832,400 in aggregate principal amount, of its 7.5% Notes due 2022 and up to 10%, or $4,025,000 in aggregate principal amount, of its 7.0% Notes due 2021 through open market purchases, including block purchases, in such manner as will comply with the provisions of the 1940 Act and the Exchange Act. The program terminated on May 21, 2017. The Company did not make any repurchases under this program during the year ended December 31, 2017.

Cash Flows and Liquidity

As of December 31, 2017, the Company’s unused sources of liquidity consisted of $34,666,000 available through the Capital One facility; $22,178,000 available through notes payable with related parties; $2,464,000 in unrestricted cash and $9,000 in money market funds.

Restricted cash of $18,074,000 as of December 31, 2017 is primarily held by NSBF. The majority, or $17,323,000 of restricted cash includes reserves in the event payments are insufficient to cover interest and/or principal with respect to securitizations and loan principal and interest collected which are due to loan participants.

The Company generated and used cash as follows:

	December 31, 2017	December 31, 2016	December 31, 2015
Net cash used in operating activities	$(68,486)	$(10,912)	$(37,951)
Net cash (used in) provided by investing activities	(446)	(375)	302
Net cash provided by financing activities	69,345	9,030	24,144
Net increase (decrease) in cash and cash equivalents	413	(2,257)	(13,505)
Cash and cash equivalents, beginning of year	2,051	4,308	17,813
Cash and cash equivalents, end of year	$2,464	$2,051	$4,308
December 31, 2017

During the year ended December 31, 2017, operating activities used cash of $68,486,000, consisting primarily of (i) an increase in broker receivables which arise from the guaranteed portions of SBA 7(a) loans that were traded but had not settled before period end and represent the amount of cash due from the purchasing broker; the amount varies depending on loan origination volume and timing of sales at period end, (ii) $385,882,000 of SBA 7(a) loan investments funded (iii) $18,343,000 of advances to NBCS under a revolving line of credit (iv) $10,997,000 of cash paid in connection with our investments in IPM and SIDCO, (v) $1,950,000 of cash paid in connection with our investment in UCS (vi) $6,469,000 purchase of SBA 7(a) loans from the SBA and (vii) a $3,255,000 non-control/non-affiliate investment.

These decreases to operating cash were offset by (i) $324,141,000 of proceeds from the sale of SBA 7(a) investments, (ii) $47,136,000 of principal payments received consisting of $27,035,000 from SBA non-affiliate investments, $3,255,000 from non-control/non-affiliate investments and $16,846,000 from controlled investments, including $14,637,000 from NBCS and (iii) a decrease in restricted cash of $4,450,000.

Net cash provided by financing activities was $69,345,000 consisting primarily of (i) net proceeds $37,042,000 from the sale of 2,857,500 shares of common stock, (ii) net proceeds of $19,620,000 from the sale of 1,139,000 shares of common stock under the ATM Equity Distribution Agreement, (iii) $5,601,000 of net borrowings under the related party revolving line of credit and (iv) the issuance of additional securitization notes payable of $75,426,000. These increases were offset by (i) $28,934,000 of dividend payments, (ii) $31,036,000 of principal payments on securitization notes payable and (iii) net repayments of $5,100,000 on bank notes payable.
December 31, 2016
For the year ended December 31, 2016, cash and cash equivalents decreased by $2,257,000 which was primarily the net result of $10,912,000 of cash used for operating activities and $9,030,000 of cash provided by financing activities.
During the year we used $10,912,000 of cash for our operating activities consisting primarily of (i) $309,147,000 of SBA 7(a) loan investments funded, (ii) a $5,400,000 investment in 100% of the membership interests of BSP, (iii) a $2,057,000 repurchase of a loan from the SBA, (iv) a non-controlled/non-affiliate debt investment of $1,020,000 in Excel WebSolutions, LLC and (v) $775,000 of additional investments in PMT. These uses were offset by (i) $258,873,000 of proceeds from the sale of SBA 7(a) investments (ii) a decrease in broker receivables which arise from the guaranteed portions of SBA 7(a) loans that were traded but had not yet settled before period end and represent the amount of cash due from the purchasing broker; the amount varies depending on loan origination volume and timing of sales at period end, (iii) $26,909,000 of principal payments received from affiliate and non-affiliate investments and (iv) a decrease in restricted cash of $3,187,000.

Net cash provided by financing activities was $9,030,000 consisting primarily of (i) proceeds of $38,510,000, net of deferred financing costs from our offer and sale of 7.00% Notes due 2021, (ii) issuance of additional securitization notes payable of $53,444,000 offset by (i) dividend payments of $27,300,000, (ii) principal payments of $24,379,000 on securitization notes payable, (iii) $24,000,000 of net repayments on bank notes payable (iv) $4,247,000 of net principal payments on notes payable - related parties and (v) $866,000 of common share repurchases.
Contractual Obligations
The following table represents our obligations and commitments as of December 31, 2017 for future cash payments under debt, lease and employment agreements:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Bank notes payable	$—	$—	$—	$—	$—
Securitization notes payable	165,432	—	—	—	165,432
Notes due 2022	8,324	—	—	8,324	—
Notes due 2021 (1)	40,250	—	—	40,250	—
Note payable - related party	7,001	—	—	7,001	—
Operating leases (2)	14,080	2,005	3,146	2,712	6,217
Employment agreements	300	300	—	—	—
Total contractual obligations	$235,387	$2,305	$3,146	$58,287	$171,649
(1) See Note 19 for additional discussion regarding the 2021 Notes.
(2) Minimum payments have not been reduced by minimum sublease rentals of $450,000 due in the future under non-cancellable subleases.
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

Changes in the market environment, portfolio company performance and other events that may occur over the lives of the investments may cause the gains or losses ultimately realized on these investments to be materially different than the valuations currently assigned. We determine the fair value of each individual investment and record changes in fair value as unrealized appreciation or depreciation. Our investment portfolio is carried on the consolidated statements of assets and liabilities at fair value with any adjustments to fair value recognized as "Net unrealized appreciation (depreciation)" on the consolidated statements of operations until the investment is realized, usually upon exit, resulting in any gain or loss being recognized as a "Net realized gains (losses)."
Our Board has the final responsibility for overseeing, reviewing and approving, in good faith, our determination of the fair value for our investment portfolio and our valuation procedures, consistent with 1940 Act requirements. We believe our investment portfolio as of December 31, 2017 and 2016 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions, and would distribute such taxable income in the next tax year. The Company would then pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the years ended December 31, 2017, 2016 and 2015, no U.S. federal excise taxes were due.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the net unrealized appreciation generated by the controlled investments held by the Taxable Subsidiaries. Such deferred tax liabilities amounted to $8,164,000 and $5,983,000 at December 31, 2017 and 2016, respectively, and are recorded as a deferred tax liabilities on the consolidated statements of assets and liabilities. The change in deferred tax liabilities is included as a component of net unrealized appreciation (depreciation) on investments in the consolidated statements of operations.
New Accounting Standards

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force),” which requires that the statement of cash flow explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those periods. Early adoption is permitted. This ASU will not have a material impact on the Company’s consolidated financial statements and disclosures.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. ASU 2014-09 supersedes the revenue recognition requirements under ASC 605, “Revenue Recognition”, and most industry-specific guidance throughout the Industry Topics of the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, which clarified the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”, which clarified the implementation guidance regarding performance obligations and licensing arrangements. In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606)—Narrow-Scope Improvements and Practical Expedients”, which clarified guidance on assessing collectability, presenting sales tax, measuring noncash consideration, and certain transition matters. In December 2016, the FASB issued ASU No. 2016-20, “Revenue from Contracts with Customers (Topic 606)—Technical Corrections and Improvements”, which provided disclosure relief, and clarified the scope and application of the new revenue standard and related cost guidance. The ASU is effective for annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period. The Company has evaluated the guidance under Topic 606 and expects to identify similar performance obligations under ASC 606 as compared with deliverables and separate units of account previously identified. The Company evaluated each revenue stream and concluded that all were covered by the scope exceptions as detailed in Topic 606. As a result, the Company expects timing of its revenue recognition to remain the same.
Subsequent Events

On February 21, 2018, the Company closed a public offering of $50,000,000 in aggregate principal amount of its 2023 Notes. The 2023 Notes will mature on March 1, 2023 and may be redeemed in whole or in part at any time or from time to time at Newtek’s option on or after March 1, 2020. The 2023 Notes bear interest at a rate of 6.25% per year payable quarterly on March 1, June 1, September 1 and December 1, of each year, beginning June 1, 2018. Total net proceeds received after deducting underwriters’ discount and expenses was $48,288,000. The 2023 Notes are listed on the Nasdaq Global Market under the trading symbol “NEWTI” and were rated “A-“ by Egan-Jones. A portion of the proceeds will be used to redeem the outstanding 2021 Notes pending the conclusion of a 30-day notice period to existing holders of the 2021 Notes, expiring on March 23, 2018. In February 2018, the underwriters exercised their option to purchase an additional $7,500,000 in aggregate principal amount of the 2023 Notes resulting in an additional $7,275,000 in net proceeds.

On February 21, 2018, the Company issued redemption notices to the holders of the 2021 Notes. The Company will redeem all $40,250,000 in aggregate principal amount of the Notes on the Redemption Date at 100% of their principal amount ($25 per Note), plus the accrued and unpaid interest thereon from December 31, 2017, through, but excluding, the Redemption Date.

On January 18, 2018, the Company declared a quarterly cash dividend of $0.40 per share payable on March 30, 2018 to shareholders of record as of March 20, 2018. The dividend will be paid in cash or shares of the Company's common stock through participation in the Company's DRIP, at the election of shareholders.
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
We do not have significant exposure to changing interest rates on invested cash which was approximately $20,547,000 at December 31, 2017. We do not purchase or hold derivative financial instruments for trading purposes. All of our transactions are conducted in U.S. dollars and we do not have any foreign currency or foreign exchange risk. We do not trade commodities or have any commodity price risk.
We believe that we have placed our demand deposits, cash investments and their equivalents with high credit-quality financial institutions. The Company invests cash not held in interest free checking accounts or bank money market accounts mainly in U.S. Treasury only money market instruments or funds and other investment-grade securities. As of December 31, 2017, cash deposits in excess of insured limits totaled approximately $5,609,000.
ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Our consolidated financial statements and related notes begin on Page F-1, which are included in this Annual Report on Form 10-K.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.

(a)  Evaluation of Disclosure Controls and Procedures

As of December 31, 2017 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Accounting Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b)  Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2017. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 based upon criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2017 based on the criteria in Internal Control — Integrated Framework (2013) issued by COSO.

(c)  Attestation Report of the Registered Public Accounting Firm.

RSM US LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, as stated in its report, which is included under “Item 8. Consolidated Financial Statements and Supplementary Data” of this annual report on Form 10-K.

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
ITEM 9B. OTHER INFORMATION.
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

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

10.10.9
First Amendment to Loan Documents, dated June 18, 2015, by and among Capital One, North America, Newtek Small Business Finance, LLC, Newtek Business Services Corp. and the other guarantors party thereto (Incorporated by reference to Exhibit 10.1 to Newtek Business Services Corp.’s Current Report on Form 8-K (File No. 814-01035), filed June 24, 2015.

10.10.10
Fourth Amended and Restated Loan and Security Agreement, dated as of May 11, 2017, by and among Newtek Small Business Finance, LLC, Capital One, National Association and UBS Bank USA as Lenders, and Capital One, National Association as Administrative Agent, Sole Bookrunner and Sole Lead Arranger (Incorporated by reference herein to Exhibit 10.1 to Newtek’s Current Report on Form 8-K, filed May 16, 2017).

10.10.11
Second Amended and Restated Guaranty of Payment and Performance, dated as of May 11, 2017, delivered by Newtek Business Services Corp. in favor of Capital One, National Association, in its capacity as administrative agent, and the Lenders under the Fourth Amended and Restated Loan and Security Agreement (incorporated by reference herein to Exhibit 10.2 to Newtek’s Current Report on Form 8-K, filed May 16, 2017).

10.10.12
Amended and Restated Guaranty of Payment and Performance, dated as of June 18, 2015, by and between Capital One, National Association and Newtek Business Services Corp. (Incorporated by reference to Exhibit 10.2 to Newtek Business Services Corp.’s Current Report on Form 8-K (File No. 814-01035), filed June 24, 2015.

10.10.13
Amended and Restated Credit and Guaranty Agreement, dated June 21, 2017, by and among Universal Processing Services of Wisconsin LLC, CrystalTech Web Hosting, Inc., Small Business Lending, LLC, ADR Partners, LLC, Premier Payments LLC, Newtek Business Services Corp., Wilshire Holdings I, Inc., The Whitestone Group, LLC, Newtek Business Services Holdco 1, Inc., Banc-Serv Acquisition, Inc., certain subsidiaries of Newtek Business Services Holdco 1, Inc. and Banc-Serv Acquisition, Inc., including Newtek LSP Holdco, LLC, CRY Sales, LLC and UPSWI Sales, LLC, the Lenders party thereto from time to time, Goldman Sachs Bank USA, as Administrative Agent and Collateral Agent, and Goldman Sachs Specialty Lending Group, L.P., as Lead Arranger (incorporated by reference to Exhibit 10.1 to Newtek’s Current Report on Form 8-K, filed June 23, 2017).

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

10.16
Amended and restated Form of Custody Agreement dated as of October 30, 2015 by and between Newtek Business Services Corp. and U.S. Bank National Association (Incorporated herein by reference to Exhibit 99.1 to Newtek Business Services Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (File No. 814-01035) filed on November 5, 2015.

10.17
Membership Purchase Agreement, dated July 23, 2015, by and among Newtek Business Services Corp., Newtek Business Services Holdco1, Inc., Premier Payments LLC and Jeffrey Rubin (Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 814-01035), filed on July 29, 2015).

10.18
Base Indenture, dated as of September 23, 2015, between Newtek, as issuer, and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit D.2 to Newtek’s Post-Effective Amendment No. 1 to its Registration Statement on Form N-2, No. 333-204915, filed September 23, 2015).

10.19
First Supplemental Indenture, dated as of September 23, 2015, between Newtek, as issuer, and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit D.3 to Newtek’s Post-Effective Amendment No. 1 to its Registration Statement on Form N-2, No. 333-204915, filed September 23, 2015).

10.20
Form of Global Note with respect to the 7.5% Notes due 2022 (Included as Exhibit A of Exhibit D.3) (Incorporated by reference to Exhibit D.4 to Newtek’s Post-Effective Amendment No. 1 to its Registration Statement on Form N-2, No. 333-204915, filed September 23, 2015).

10.21
Second Supplemental Indenture, dated as of April 22, 2016, between Newtek, as issuer, and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit D.6 to Post-Effective Amendment No. 3 to its Registration Statement on Form N-2, No. 333-204915, filed April 22, 2016).

10.22
Form of Global Note with respect to the 7.00% Notes due 2021 (Included as Exhibit A of Exhibit D.5) (Incorporated by reference to Exhibit D.6 to Post-Effective Amendment No. 3 to its Registration Statement on Form N-2, No. 333-204915, filed April 22, 2016).

10.23
Statement of Eligibility of Trustee on Form T-1 (Incorporated by reference to Exhibit d.7 to Newtek’s Pre-Effective Amendment No. 2 to its Registration Statement on Form N-2, No 333-212436, filed August 25, 2016).

10.24
Third Supplemental Indenture, dated as of February 21, 2018, between Newtek, as issuer, and U.S. Bank National Association, as trustee (Previously filed in connection with Post-Effective Amendment No. 7 to the Registrant’s Registration Statement on Form N-2 (File No. 333-212436), filed February 21, 2018).

10.25
Form of Global Note with respect to the 6.25% Notes due 2023 (Incorporated by reference to Exhibit d.8 to Newtek’s Post-Effective Amendment No. 7 to its Registration Statement on Form N-2, No 333-212436, filed February 21, 2018).

11	Computation of Per Share Earnings (included in the notes to the consolidated financial statements in this report)
14.1
Code of Ethics (Previously filed in connection with Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-191499) filed on November 3, 2014, and incorporated by reference herein).

21.1	Subsidiaries of the Registrant filed herewith.

31.1	Certification by Principal Executive Officer required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended, filed herewith.

31.2	Certification by Principal Financial Officer required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended, filed herewith.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

99.1	Financial Statements of Universal Processing Services of Wisconsin, LLC and Subsidiary as of and for the year ended December 31, 2017 (unaudited) (filed herewith).

99.2	Financial Statements of Universal Processing Services of Wisconsin, LLC as of and for the year ended December 31, 2016 (audited) (filed herewith).

99.3	Financial Statements of Universal Processing Services of Wisconsin, LLC and Subsidiary as of and for the year ended December 31, 2015 (audited) (filed herewith).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWTEK BUSINESS SERVICES CORP.

Date: March 16, 2018	By:	/S/ BARRY SLOANE
Barry Sloane
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: March 16, 2018	By:	/S/ JENNIFER EDDELSON
Jennifer Eddelson
Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ BARRY SLOANE	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 16, 2018
Barry Sloane

/S/ JENNIFER EDDELSON	Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2018
Jennifer Eddelson

/S/ RICHARD SALUTE	Director	March 16, 2018
Richard Salute

/S/ SALVATORE MULIA	Director	March 16, 2018
Salvatore Mulia

/S/ GREGORY ZINK	Director	March 16, 2018
Gregory Zink

/S/ PETER DOWNS	Director	March 16, 2018
Peter Downs

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Newtek Business Services Corp. and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Newtek Business Services Corp. and Subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2017, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 16, 2018, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of December 31, 2017 and 2016, by correspondence with the borrowers or by other appropriate auditing procedures where replies from the borrowers were not received and with respect to controlled investments. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2013.

New York, New York
March 16, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Newtek Business Services Corp. and Subsidiaries

Opinion on the Internal Control Over Financial Reporting
We have audited Newtek Business Services Corp. and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of assets and liabilities of the Company, including the consolidated schedules of investments, as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2017, and our report dated March 16, 2018 expressed an unqualified opinion.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

New York, New York
March 16, 2018

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In Thousands, except for Per Share Data)
	December 31,
	2017	2016
ASSETS
Investments, at fair value
SBA unguaranteed non-affiliate investments (cost of $287,690 and $219,784, respectively; includes $265,174 and $197,927, respectively, related to securitization trusts)	$278,034	$211,471
SBA guaranteed non-affiliate investments (cost of $22,841 and $10,262, respectively)	25,490	11,512
Controlled investments (cost of $59,898 and $41,001, respectively)	153,156	121,302
Non-control/non-affiliate investments (cost of $0 and $904, respectively)	—	904
Investments in money market funds (cost of $9 and $35, respectively)	9	35
Total investments at fair value	456,689	345,224
Cash	2,464	2,051
Restricted cash	18,074	20,845
Broker receivable	8,539	2,402
Due from related parties	2,255	3,748
Servicing assets, at fair value	19,359	16,246
Other assets	12,231	10,934
Total assets	$519,611	$401,450
LIABILITIES AND NET ASSETS
Liabilities:
Bank notes payable	$—	$5,100
Notes due 2022 (Note 8)	7,936	7,853
Notes due 2021 (Note 8)	39,114	38,767
Notes payable - Securitization trusts (Note 8)	162,201	118,122
Notes payable - related parties	7,001	1,400
Due to related parties	—	1,227
Deferred tax liabilities	8,164	5,983
Accounts payable, accrued expenses and other liabilities	16,866	13,904
Total liabilities	241,282	192,356
Commitments and contingencies (Note 9)
Net assets:
Preferred stock (par value $0.02 per share; authorized 1,000 shares, no shares issued and outstanding)	—	—
Common stock (par value $0.02 per share; authorized 200,000 shares, 18,457 and 14,624 issued and outstanding, respectively	369	293
Additional paid-in capital	247,363	188,472
Undistributed net investment income	14,792	8,092
Net unrealized appreciation, net of deferred taxes	20,448	13,008
Net realized losses	(4,643)	(771)
Total net assets	278,329	209,094
Total liabilities and net assets	$519,611	$401,450
Net asset value per common share	$15.08	$14.30

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except for Per Share Data)
	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
Investment income
From non-affiliate investments:
Interest income	$18,018	$11,158	$8,924
Servicing income	7,206	6,160	4,611
Other income	3,236	2,714	1,929
Total investment income from non-affiliate investments	28,460	20,032	15,464
From controlled investments:
Interest income	653	360	277
Dividend income	9,747	10,573	10,218
Other income	54	—	111
Total investment income from controlled investments	10,454	10,933	10,606
Total investment income	38,914	30,965	26,070
Expenses:
Salaries and benefits	19,292	15,234	12,753
Interest	11,397	8,440	6,479
Depreciation and amortization	402	296	326
Professional fees	3,009	3,274	3,053
Origination and servicing	5,871	6,046	4,331
Change in fair value of contingent consideration liabilities	(455)	—	—
Other general and administrative costs	7,279	6,935	5,313
Total expenses	46,795	40,225	32,255
Net investment loss	(7,881)	(9,260)	(6,185)
Net realized and unrealized gains (losses):
Net realized gain on non-affiliate investments	39,617	31,512	28,386
Net realized (loss) gain on controlled investments	(200)	108	5,473
Net unrealized appreciation (depreciation) on SBA guaranteed non-affiliate investments	1,398	1,035	(3,215)
Net unrealized (depreciation) appreciation on SBA unguaranteed non-affiliate investments	(1,342)	18	1,183
Net unrealized appreciation on controlled investments	12,957	11,337	12,250
Change in deferred taxes	(2,179)	(5,128)	(857)
Net unrealized depreciation on non-control/non-affiliate investments	—	(43)	(24)
Net unrealized depreciation on servicing assets	(3,394)	(2,269)	(1,268)
Net unrealized depreciation on credits in lieu of cash and notes payable in credits in lieu of cash	—	(5)	(7)
Net realized and unrealized gains	46,857	36,565	41,921
Net increase in net assets resulting from operations	$38,976	$27,305	$35,736
Net increase in net assets resulting from operations per share	$2.25	$1.88	$3.32
Net investment loss per share	$(0.45)	$(0.64)	$(0.57)
Dividends and distributions declared per common share	$1.64	$1.53	$4.45
Weighted average number of shares outstanding	17,327	14,541	10,770

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(In Thousands)
	December 31, 2017	December 31, 2016	December 31, 2015
Increase in net assets:
Net investment loss	$(7,881)	$(9,260)	$(6,185)
Net realized gains on investments	39,417	31,620	33,859
Net change in unrealized appreciation	7,440	4,945	8,062
Net increase in net assets resulting from operations	38,976	27,305	35,736
Distributions to common stockholders:
Dividends to common stockholders from net investment income	(24,866)	—	—
Distributions to common stockholders from net realized gains	(4,068)	(22,163)	(20,912)
Special dividend	—	—	(9,195)
Total distributions to common stockholders	(28,934)	(22,163)	(30,107)
Capital share transactions:
Issuance of common stock under dividend reinvestment plan	735	665	288
Stock-based compensation expense	963	578	—
Repurchase of common stock under share repurchase plan	—	(866)	—
Issuance of common stock in connection with investment in Premier Payments LLC	—	—	2,472
Issuance of common stock in connection with legal settlement	—	—	215
Issuance of common stock in connection with investment in International Professional Marketing, Inc.	1,000	—	—
Issuance of common stock in connection with investment in United Capital Source, LLC	500	—	—
Purchase of vested stock for employee payroll tax withholding	(667)	—
Issuance of common stock, net of offering costs	56,662	—	35,290
Net increase in net assets from capital share transactions	59,193	377	38,265
Other transactions:
Consolidation of Exponential Business Development Co., Inc. (Note 2)	—	(376)	—
Adjustment for 2014 offering costs	—	—	17
Consolidation of The Texas Whitestone Group, LLC and CCC Real Estate Holdings, LLC	—	—	(33)
Return of dividends related to common stock issued in connection with litigation settlement	—	2	—
Reversal of deferred tax asset	—	—	(2,870)
Distribution to members of Exponential of New York, LLC	—	—	(2,677)

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(In Thousands)
	December 31, 2017	December 31, 2016	December 31, 2015
Out of period adjustment related to BDC Conversion	—	—	(800)
Net decrease in net assets from other transactions	—	(374)	(6,363)
Total increase in net assets	69,235	5,145	37,531
Net assets at beginning of period	209,094	203,949	166,418
Net assets at end of period (includes $14,792 of undistributed net investment income)	$278,329	$209,094	$203,949
Common shares outstanding at end of period	18,457	14,624	14,509
Capital share activity:
Shares issued under dividend reinvestment plan	44	58	17
Shares issued in connection with public offerings	3,727	—	2,300
Shares issued in connection with legal settlement	—	—	11
Shares issued in connection with investment in Premier Payments LLC	—	—	131
Shares issued in connection with investment in International Professional Marketing, Inc.	60	—	—
Shares issued in connection with investment in United Capital Source, LLC	29	—	—
Shares repurchased under share repurchase plan	—	(70)	—
Purchase of vested stock for employee payroll tax withholding	(39)	—	—
Shares issued in connection with special dividend	—	—	1,844
Restricted shares issued under Equity Incentive Plan, net of forfeitures	12	127	—
Net increase in common shares from capital share activity	3,833	115	4,303

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
	December 31, 2017	December 31, 2016	December 31, 2015
Cash flows from operating activities:
Net increase in net assets resulting from operations	$38,976	$27,305	$35,736
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net unrealized appreciation on controlled investments	(12,957)	(11,337)	(12,250)
Net unrealized (appreciation) depreciation on non-affiliate investments	(56)	(1,010)	2,056
Net unrealized depreciation on servicing assets	3,394	2,269	1,268
Realized losses (gains) on controlled investments	200	(108)	(5,473)
Realized gains on non-affiliate investments	(40,511)	(32,437)	(29,573)
Realized losses on non-affiliate investments	894	925	1,189
Allowance for doubtful accounts	1,397	—	—
Change in fair value of contingent consideration liabilities	(455)	—	—
Amortization of deferred financing costs	1,392	1,327	1,318
Deferred income taxes	2,179	5,128	857
Depreciation and amortization	402	296	326
Purchase of loans from SBA	(6,469)	(2,057)	(703)
Purchase of SBA 7(a) loan portfolio	(175)	—	—
Funding of controlled investments	(32,320)	(8,595)	(17,100)
Funding of non-control/non-affiliate investment	(3,255)	(1,020)	(2,200)
Funding of guaranteed non-affiliate SBA loans	(296,120)	(234,908)	(185,443)
Proceeds from sale of non-affiliate SBA loans	324,141	258,873	240,663
Funding of unguaranteed non-affiliate SBA loans	(89,762)	(74,239)	(57,053)
Distributions received from investments in excess of basis	100	108	5,473
Principal received from non-control/non-affiliate investment	3,255	751	353
Return of investment from controlled investments	50	535	3,746
Principal received from controlled investments	16,846	4,052	1,200
Payments received on SBA non-affiliate investments	27,035	22,106	20,086
Other, net	908	1,385	(188)
Changes in operating assets and liabilities:
Investment in money market funds	26	—	2,965
Broker receivable	(6,137)	29,681	(32,083)
Due to/from related parties	(1,131)	(158)	(2,477)
Other assets	(632)	(191)	5,013
Accounts payable, accrued expenses and other liabilities	2,374	2,708	1,725
Change in restricted cash	4,450	3,187	(12,655)
Capitalized servicing asset	(6,506)	(5,474)	(4,827)
Other, net	(19)	(14)	100
Net cash used in operating activities	(68,486)	(10,912)	(37,951)
Cash flows from investing activities:
Purchase of fixed assets	(446)	(375)	(105)
Proceeds from sale of intangible asset	—	—	407

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
	December 31, 2017	December 31, 2016	December 31, 2015
Net cash (used in) provided by investing activities	(446)	(375)	302
Cash flows from financing activities:
Net borrowings on bank lines of credit	(5,100)	(24,000)	(4,756)
Proceeds from common shares sold, net of offering costs	56,662	—	35,290
Net borrowings (repayments) on related party line of credit	5,601	(4,247)	5,647
Repurchase of common stock under share repurchase plan	—	(866)	—
Payments on bank note payable	—	—	(9,167)
Proceeds from Notes due 2022	—	—	8,324
Proceeds from Notes due 2021	—	40,250	—
Payments on Notes Payable - Securitization Trusts	(31,036)	(24,379)	(19,993)
Issuance of Notes Payable - Securitization Trusts	75,426	53,444	32,029
Dividends paid	(28,198)	(27,300)	(15,111)
Special dividend paid	—	—	(9,195)
Change in restricted cash related to securitization	(1,678)	(1,163)	5,175
Additions to deferred financing costs	(1,664)	(2,695)	(1,409)
Exponential of New York, LLC distributions to members	—	—	(2,673)
Purchase of vested stock for employee payroll tax withholding	(667)	—	—
Other, net	(1)	(14)	(17)
Net cash provided by financing activities	69,345	9,030	24,144
Net increase (decrease) in cash and cash equivalents	413	(2,257)	(13,505)
Cash and cash equivalents—beginning of year	$2,051	$4,308	$17,813
Cash and cash equivalents—end of year	$2,464	$2,051	$4,308
Supplemental disclosure of cash flow activities:
Cash paid for interest	$9,996	$6,687	$4,617
Non-cash investing and financing activities:
Reduction of credits in lieu of cash and notes payable in credits in lieu of cash balances due to delivery of tax credits to Certified Investors	$—	$869	$1,394
Fixed assets acquired from tenant improvement allowance	$—	$1,288	$—
Foreclosed real estate acquired	$503	$447	$1,130
Dividends declared but not paid during the year	$—	$—	$5,802
Reversal of deferred tax asset	$—	$—	$2,870
Issuance of common shares in connection with investment in Premier Payments LLC	$—	$—	$2,472
Issuance of common shares in connection with investment in International Professional Marketing, Inc.	$1,000	$—	$—
Issuance of common shares in connection with investment in United Capital Source, LLC	$500	$—	$—
Issuance of common shares in connection with legal settlement	$—	$—	$215
Issuance of common shares under dividend reinvestment plan	$735	$665	$288
Out of period adjustment in connection with BDC Conversion	$—	$—	$800

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Performing SBA Unguaranteed Investments (1)
Farec, Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/29/2042	$281.2	$281.2	$286.1	0.10%
Best Choice Meats, Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/29/2027	65.0	65.0	65.1	0.02%
Social Link LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/29/2027	11.3	11.3	9.8	—%
Morrocco Method, Inc	Chemical Manufacturing	Term Loan	Prime plus 2.75%	12/27/2042	861.3	861.3	876.0	0.31%
Anglin Cultured Stone Products LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	12/27/2042	643.8	643.8	623.7	0.22%
Landmark Ventures USA Inc	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	12/22/2027	62.5	62.5	54.3	0.02%
^Salida Family Chiropractic-PPLC dba Salida Sport and Spine	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/22/2027	12.0	12.0	10.4	—%
^Lab Partner, LLC and Beechtree Diagnostics, LLP and Cottonwood Diagnostics	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/22/2027	778.3	778.3	685.7	0.25%
^TrialHawk Litigation Group LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/22/2027	15.8	15.8	13.7	—%
Gorilla Warfare LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/22/2027	22.5	22.5	20.4	0.01%
^Advance Case Parts Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/22/2027	50.0	50.0	47.3	0.02%
Muckamuck Trucks, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	12/22/2027	13.8	13.8	13.0	—%
O'Rourke's Diner, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/22/2027	3.8	3.8	3.6	—%
^Dudeck Enterprise LLC dba Detail Garage Las Vegas	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/22/2027	16.1	16.1	16.4	0.01%
Driven Warehouse/Distribution LLC	Truck Transportation	Term Loan	Prime plus 2.75%	12/22/2027	750.0	750.0	652.1	0.23%
Bisson Transportation Inc	Truck Transportation	Term Loan	Prime plus 2.75%	12/22/2027	75.0	75.0	72.6	0.03%
Anderson Farms Inc	Truck Transportation	Term Loan	Prime plus 2.75%	12/22/2027	1,250.0	1,250.0	1,098.6	0.39%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Medical Plaza of Boro Park PC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/22/2027	62.5	62.5	54.3	0.02%
Jacliff Investments Inc	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	12/22/2027	50.0	50.0	43.5	0.02%
^Street Magic Enterprise LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	12/21/2027	87.8	87.8	84.2	0.03%
^Tropical Stone LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/21/2027	187.5	187.5	191.8	0.07%
Ameco Forest Products LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/21/2027	175.0	175.0	179.0	0.06%
DHD Enterprise LLC dba Edible Arrangements #1699	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/21/2027	8.4	8.4	8.1	—%
^Blue Lagoon Resort, LLC dba Hill View Cottages	Accommodation	Term Loan	Prime plus 2.75%	12/21/2042	188.8	188.8	201.1	0.07%
^CT Auto Spa LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/21/2027	215.6	215.6	216.2	0.08%
^DBMS Consulting, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/20/2027	75.0	75.0	70.9	0.03%
^Auto Excellance of Fort Myers Inc.	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/19/2042	106.3	106.3	113.2	0.04%
^CZAR Industries, Inc.	Machinery Manufacturing	Term Loan	Prime plus 2.75%	12/19/2027	262.5	262.5	243.1	0.09%
Best Quality Home Care LLC	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	12/19/2027	8.0	8.0	6.9	—%
^Dr. Richard R. Rolle, Jr., PLLC dba Rolle Oral & Facial Surgery	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/18/2027	125.0	125.0	117.3	0.04%
Neville Galvanizing, Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2042	625.0	625.0	626.2	0.22%
^Ocean Trans LLC & Dehal Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	12/15/2042	610.0	610.0	591.6	0.21%
^1-0 Granny's Helpful Hands, LLC	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	12/15/2027	22.5	22.5	19.7	0.01%
^Galaforo Construction and Companies LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	12/15/2042	208.5	208.5	212.3	0.08%
^Crystal II Auto Glass Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/15/2027	15.0	15.0	13.1	—%
Demand Printing Solutions Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	12/15/2027	17.7	17.7	16.6	0.01%
^Galaforo Construction LLC and Paul M Galaforo, Jr.	Construction of Buildings	Term Loan	Prime plus 2.75%	12/15/2027	337.5	337.5	293.5	0.11%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Legion Bowl, Inc & Legion Pub Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/15/2042	333.6	333.6	355.5	0.13%
^Montessori Community School	Social Assistance	Term Loan	Prime plus 2.75%	12/15/2027	62.5	62.5	58.6	0.02%
^Capital Containers LLC	Truck Transportation	Term Loan	Prime plus 2.75%	12/15/2027	22.5	22.5	20.0	0.01%
^JMD Aviation Holdings, LLC	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/15/2027	500.0	500.0	498.0	0.18%
^Peanut Butter & Co., Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/15/2027	225.0	225.0	195.6	0.07%
Royalty Freight Inc	Truck Transportation	Term Loan	Prime plus 2.75%	12/14/2027	668.8	668.8	581.5	0.21%
^KR Calvert & Co, LLC	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	12/14/2027	468.0	468.0	408.6	0.15%
^Atlas Geo-Constructors, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/14/2027	304.0	304.0	290.0	0.10%
^LP Industries Inc. dba Childforms	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	12/14/2027	75.0	75.0	72.1	0.03%
Beale Street Blues Company Inc.dba Beatle Street Blues Company, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/14/2027	968.8	968.8	849.1	0.31%
^Hana Pastries Enterprises LLC dba Hana Kitchens, Hana Pastries, Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	12/14/2027	96.5	96.5	94.3	0.03%
^AADJ Empire Inc and AADJ Galaxy Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/14/2042	181.3	181.3	179.0	0.06%
^Heung Kyun Im	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/14/2027	15.5	15.5	13.4	—%
^Barcade Holdings, LLC ,Barcade LLC,& Barcade New Haven LLC	Management of Companies and Enterprises	Term Loan	Prime plus 2.75%	12/14/2027	125.0	125.0	109.7	0.04%
^Hardway Inc & AFC Leasing Inc	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/13/2027	937.5	937.5	815.2	0.29%
^Nichols Fire and Security LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/13/2042	87.5	87.5	88.3	0.03%
Polymer Dynamics, Inc and Carl Bent	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/12/2027	72.5	72.5	73.2	0.03%
^LPB Property Management Inc dba Wilderness View Cabins & Ellijay Cabin	Real Estate	Term Loan	Prime plus 2.75%	12/12/2042	100.0	100.0	105.9	0.04%
A-1 Van Services Inc	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	12/12/2027	719.8	719.8	690.0	0.25%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Clore Construction LLC	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	12/12/2027	462.5	462.5	437.6	0.16%
^Sky Way Enterprises, Inc, A-Liner-8-Aviation, Inc, Kissimmee Aviation	Air Transportation	Term Loan	Prime plus 2.75%	12/12/2027	500.0	500.0	434.8	0.16%
^Jai Ganeshai LLC, Mahiveera 1 LLC, Mahiveera 2 LLC & KSVP LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	12/12/2027	50.0	50.0	43.5	0.02%
^Big Picture Group LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/12/2027	375.0	375.0	339.7	0.12%
^The Ohio Valley Group Inc dba Ohio Valley Landscapes & Design	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/12/2027	15.0	15.0	13.5	—%
^Clear Sound Communications, Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/8/2027	3.8	3.8	3.3	—%
^AV Strategy Inc	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/8/2027	442.5	442.5	410.7	0.15%
^JVLS LLC dba Vaccines 2 Go	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/7/2027	15.0	15.0	13.0	—%
^Kim Howard Corp dba NPN Machine Tools	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/7/2042	575.0	575.0	609.8	0.22%
^IHC Hardware Inc.	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/6/2042	100.0	100.0	97.5	0.04%
^Earth First Recycling LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/6/2027	75.0	75.0	74.3	0.03%
^ODS Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/6/2027	49.0	49.0	45.0	0.02%
^Driven Powersports, Inc	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/6/2027	87.5	87.5	76.1	0.03%
^Affordable Auto Transport LLC	Truck Transportation	Term Loan	Prime plus 2.75%	12/5/2027	7.5	7.5	6.8	—%
^Healthcare Interventions, Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/4/2027	15.0	15.0	13.0	—%
Oil Palace, Inc.	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/4/2042	818.4	818.4	872.1	0.31%
^PS Camping Inc.	Accommodation	Term Loan	Prime plus 2.75%	12/1/2027	19.7	19.7	19.7	0.01%
^Linda Jean Howard Riley dba The Rusty Bolt Gift Shop	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/1/2042	21.0	21.0	22.4	0.01%
^Salud Bar & Grill LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/1/2027	56.3	56.3	49.2	0.02%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Utara LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/1/2027	6.4	6.4	6.6	—%
^Square 1 Partners, LLC	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	12/1/2027	62.5	62.5	54.3	0.02%
^Fortress Verve Inc, Maurice R. Margules and Antonie C. Reinhard	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	11/30/2027	131.3	131.3	129.2	0.05%
^Frontier Sand LLC	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	11/30/2027	500.0	500.0	487.9	0.18%
^WTI Distribution Inc	Support Activities for Transportation	Term Loan	Prime plus 2.75%	11/30/2027	40.0	40.0	37.5	0.01%
^Create- A- Stitch, Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/30/2042	87.5	87.5	91.8	0.03%
^J. Venture Holdings, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/30/2027	12.5	12.5	12.7	—%
^Skin Beauty Bar Inc. and Tameka J. Mathis	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/30/2027	9.0	9.0	8.1	—%
^Clearwater Transportation LTD dba Thrifty Car Rental, Dollar Rent A Car	Rental and Leasing Services	Term Loan	Prime plus 2.75%	11/29/2027	172.5	172.5	153.3	0.06%
^Our Playhouse Preschool, LLC	Social Assistance	Term Loan	Prime plus 2.75%	11/29/2042	235.0	235.0	250.4	0.09%
^OPH Lexington, Inc	Social Assistance	Term Loan	Prime plus 2.75%	11/29/2042	193.8	193.8	206.5	0.07%
Amped Coffee Company LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/28/2027	3.8	3.8	3.8	—%
Beacon Brewing LLC and C' Sons, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/27/2042	50.4	50.4	53.7	0.02%
^JMD Corporation dba Dart's True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/22/2027	18.8	18.8	17.6	0.01%
^Webtez Inc dba Mod Vans	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/22/2027	70.0	70.0	61.2	0.02%
^Step Up Academy of the Arts, LLC	Educational Services	Term Loan	Prime plus 2.75%	11/22/2027	15.8	15.8	13.7	—%
PB Market LLC dba Pure Barre	Educational Services	Term Loan	Prime plus 2.75%	11/21/2027	108.5	108.5	94.5	0.03%
^Cali Fit Meals	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/21/2027	22.5	22.5	21.1	0.01%
^Vision Collision Center LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/21/2027	408.8	408.8	380.1	0.14%
^Grumpy's Restaurant Company, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/21/2027	71.1	71.1	62.0	0.02%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Glencadia Corporation	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/21/2027	3.8	3.8	3.3	—%
^B Lam LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/20/2042	181.3	181.3	188.1	0.07%
N Transport LLC	Truck Transportation	Term Loan	Prime plus 2.75%	11/20/2027	410.0	410.0	356.5	0.13%
N Transport LLC	Truck Transportation	Term Loan	Prime plus 2.75%	11/20/2042	176.3	176.3	160.8	0.06%
^TPE Midstream LLC, Dasham Company dba Sahm Co & S & S Ventures Inc.	Rental and Leasing Services	Term Loan	Prime plus 2.75%	11/17/2027	189.1	189.1	180.9	0.06%
^Maya Motel, LLC dba Town House Motel	Accommodation	Term Loan	Prime plus 2.75%	11/17/2042	57.0	57.0	60.7	0.02%
^Southern Specialty Contractor, LLC & Ronald David Holbrook Jr.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/17/2027	53.0	53.0	46.5	0.02%
^SSI Refrigerated Express Inc. and Robert M Stallone	Truck Transportation	Term Loan	Prime plus 2.75%	11/17/2027	64.0	64.0	56.9	0.02%
^Jacob's Towing, Inc.	Support Activities for Transportation	Term Loan	Prime plus 2.75%	11/17/2027	50.0	50.0	45.5	0.02%
^Ian Winterbotham dba Furnishing America	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	11/17/2027	253.9	253.9	220.8	0.08%
^H & H Hotshot Services, Inc.	Couriers and Messengers	Term Loan	Prime plus 2.75%	11/16/2027	70.0	70.0	63.5	0.02%
Murf & Sons LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/16/2027	60.1	60.1	55.1	0.02%
^J R Wholesale Tires & Auto Center, LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/15/2042	13.5	13.5	14.4	0.01%
^Marcaco LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	11/15/2042	677.5	677.5	701.0	0.25%
^Auto Rx LLC,J&P Auto Repair Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/15/2042	196.3	196.3	207.2	0.07%
Paramount Dance Studios Inc. and Homestead Dance Supply	Educational Services	Term Loan	Prime plus 2.75%	5/14/2043	216.0	216.0	229.7	0.08%
^GFA International Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/13/2027	93.8	93.8	95.9	0.03%
^Wing King at the Gardens LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/10/2027	9.8	9.8	8.5	—%
^Linqserv Inc.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	11/9/2027	617.5	617.5	581.9	0.21%
^Bobcatt Solutions, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/8/2027	95.0	95.0	88.8	0.03%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Hofgard & Co, Inc dba Hofgard Benefits and James Marsh	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	11/8/2027	14.9	14.9	13.0	—%
^JNP Delivery Inc	Couriers and Messengers	Term Loan	Prime plus 2.75%	11/7/2027	112.5	112.5	104.0	0.04%
^Street Magic Enterprise LLC dba New Lisbon Travel Mart	Gasoline Stations	Term Loan	Prime plus 2.75%	11/7/2042	420.0	420.0	428.8	0.15%
^His Loving Hands Christian Academy, Inc.	Social Assistance	Term Loan	Prime plus 2.75%	11/6/2042	91.8	91.8	95.2	0.03%
^S & S Auto Body Shop Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/3/2042	165.0	165.0	173.8	0.06%
^Sterling Campbell Insurance Agency, Inc	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	11/3/2027	7.5	7.5	6.5	—%
^Top Quality Dent Service LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/2/2027	6.0	6.0	5.2	—%
^American Reclamation LLC	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	11/1/2027	7.5	7.5	7.3	—%
^ Edge Studios Inc Radiant Yoga LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/1/2027	66.3	66.3	58.9	0.02%
Berza TLG,LLC dba The Little Gym of Lake Charles	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/31/2027	24.3	24.3	21.9	0.01%
^Rachael Reel dba Rachel Reel Insurance Age	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	10/31/2027	7.5	7.5	6.5	—%
^The Five Lakes LLC	Educational Services	Term Loan	Prime plus 2.75%	10/30/2042	474.4	474.4	505.5	0.18%
^Die Hard Used Car Sales	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/30/2042	56.2	56.2	59.9	0.02%
^Hip Hop Style Inc dba Serene Haven	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/27/2027	16.5	16.5	14.8	0.01%
^Blue Eagle Transport Inc , Golden Eagle Transport, Inc & Green Eagle Transport	Couriers and Messengers	Term Loan	Prime plus 2.75%	10/27/2027	37.3	37.3	33.4	0.01%
^Sage Oil LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	10/27/2027	9.9	9.9	8.8	—%
^Ashore Ventures Inc dba PuroClean Professional Restoration	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/27/2027	14.5	14.5	12.9	—%
^Cardinal Homes, Inc	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	10/27/2027	108.8	108.8	110.9	0.04%
^Suzie LLC dba Tony D's Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/25/2042	87.4	87.4	91.6	0.03%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^White Walker LLC dba Frenchette	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/25/2027	276.6	276.6	282.9	0.10%
^Grand Blanc Lanes, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/25/2027	14.9	14.9	15.3	0.01%
^Schafer Fisheries Inc	Food Manufacturing	Term Loan	Prime plus 2.75%	10/25/2027	34.9	34.9	35.7	0.01%
^The Jig, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/24/2042	75.7	75.7	78.0	0.03%
^Action Physical Therapy Yoga and Wellness Center Inc.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/24/2027	22.4	22.4	21.6	0.01%
^Florida Apnea Diagnostics LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/20/2027	155.3	155.3	137.6	0.05%
^Berens & Miller P. A.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/19/2027	149.1	149.1	129.7	0.05%
^Alpha Auto Sales, LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/19/2027	79.5	79.5	81.3	0.03%
^Island Refrigeration & AC Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/18/2042	141.5	141.5	143.6	0.05%
Looky Enterprises, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/18/2027	17.2	17.2	16.5	0.01%
^H and K Dry Cleaning LLC, Quintero Shopping Center LLC, Aqua Laundry	Electronics and Appliance Stores	Term Loan	7.75%	10/17/2042	66.8	66.8	71.2	0.03%
^Blueridge Armor LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	10/17/2027	8.2	8.2	7.6	—%
^Albas Bar & Grill LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/13/2042	44.9	44.9	44.0	0.02%
^Cortez Landscaping, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/13/2027	19.1	19.1	17.6	0.01%
^Crawfordsville Fitness LLC dba Planet Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/13/2027	123.4	123.4	110.1	0.04%
^On Call Services LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	10/13/2027	17.9	17.9	18.3	0.01%
^JD Ventures LLC and JD Roof Co LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/12/2027	22.4	22.4	19.9	0.01%
Pro Anderson, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/11/2027	19.3	19.3	17.5	0.01%
^Sandbox Ventures LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/11/2027	18.6	18.6	18.1	0.01%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Eye Optique Inc.	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	10/5/2027	14.9	14.9	13.0	—%
^Ains Holding Company LLC	Management of Companies and Enterprises	Term Loan	Prime plus 2.75%	10/2/2027	80.8	80.8	72.1	0.03%
^Becky Lou Corp dba Rent A Center	Rental and Leasing Services	Term Loan	Prime plus 2.75%	10/2/2027	90.7	90.7	83.8	0.03%
^Dan Cline Transport Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	9/29/2030	997.5	997.5	895.7	0.32%
^Lone Star Hardware and Home Decor, LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/29/2027	71.7	71.7	62.6	0.02%
^Threads of Time LLC	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	9/29/2042	137.2	137.2	137.7	0.05%
^Miechella Suzette Decker	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/29/2042	99.8	99.8	106.2	0.04%
^Harco Metal Products Inc	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	9/29/2042	490.8	490.8	474.1	0.17%
^Chicago American Manufacturing LLC, Dockside Steel Processing, LLC	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/29/2042	1,249.3	1,249.3	1,276.6	0.46%
^Sashshel Corporation	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/29/2042	212.0	212.0	225.8	0.08%
^Dr Richard Rolle JR, PLLC dba Rolle Oral & Facial Surgery PLLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/29/2042	873.9	873.9	871.8	0.31%
^Cagwin Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	9/29/2042	324.2	324.2	339.1	0.12%
^Pets A Go Go LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/28/2042	197.6	197.6	204.1	0.07%
^Rhode Island Tennis Management LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2042	548.6	548.6	549.6	0.20%
^Moreno Brother's Inc.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/28/2027	14.8	14.8	12.9	—%
^National Media Services, Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/28/2027	18.5	18.5	16.1	0.01%
^Rhode Island Tennis Management LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2042	382.0	382.0	382.8	0.14%
^Nicholson Lumber Co Inc.	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/28/2030	213.3	213.3	211.4	0.08%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Complete Care IT LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/27/2027	14.6	14.6	12.7	—%
^Technologist Inc	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/27/2027	429.4	429.4	410.0	0.15%
^Rollins Construction & Trucking LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	9/26/2027	337.2	337.2	330.4	0.12%
^Inspirations Food Design, Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/26/2042	464.9	464.9	472.1	0.17%
^JPS Arthur Kill Rd Bakery Corp dba Aunt Butches of Brooklyn	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/22/2027	22.2	22.2	19.5	0.01%
^KB Waterjet Cutting LLC	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/22/2027	10.1	10.1	9.2	—%
^Magnation Corporation	Utilities	Term Loan	Prime plus 2.75%	9/22/2027	49.4	49.4	50.5	0.02%
^Sallee Pro-Custom Fabrication Shop LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/21/2027	8.9	8.9	9.1	—%
^Excel, RP Inc.	Machinery Manufacturing	Term Loan	Prime plus 2.75%	9/20/2027	98.8	98.8	91.8	0.03%
^Denek Contracting Inc and Denek Leasing LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/20/2042	209.5	209.5	223.1	0.08%
^Max Home Deliveries, Inc	Couriers and Messengers	Term Loan	Prime plus 2.75%	9/20/2027	79.8	79.8	73.5	0.03%
CR Park Incorporated dba Define Body and Mind	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/20/2027	47.6	47.6	44.4	0.02%
^Sound Manufacturing, Inc. & Monster Power Equipment, Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/20/2027	197.8	197.8	188.3	0.07%
^Alpha Preparatory Academy LLC	Social Assistance	Term Loan	Prime plus 2.75%	9/20/2042	162.1	162.1	162.0	0.06%
^Montessori Community School	Social Assistance	Term Loan	Prime plus 2.75%	9/20/2042	390.8	390.8	384.2	0.14%
^Alexander Pierce Corporation	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/20/2042	623.4	623.4	626.8	0.23%
^NY Tent LLC & NY Tent Parent, LLC dba Tent Company of New York	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/20/2027	1,015.5	1,015.5	974.1	0.35%
^Imagine By Carleen, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/20/2027	7.4	7.4	7.2	—%
^Commonwealth Diagnostics International, Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/20/2027	1,250.0	1,250.0	1,277.5	0.46%
^Venus Pizza, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/20/2042	91.0	91.0	96.9	0.03%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Insight Diagnostic Technologist Services	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/20/2027	299.4	299.4	270.7	0.10%
^CIS Big Dog, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/19/2027	60.5	60.5	60.8	0.02%
^Stone's Construction and Remodeling, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/19/2027	5.2	5.2	4.5	—%
^Party By Design Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/18/2042	1,203.7	1,203.7	1,199.5	0.43%
^Li Family Spokane LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/15/2042	383.5	383.5	398.4	0.14%
^SD Kickboxing LLC dba CKO Kickboxing Dan Diego	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/15/2027	39.5	39.5	35.9	0.01%
^Clark Realty LLC	Real Estate	Term Loan	Prime plus 2.75%	9/15/2027	61.8	61.8	57.0	0.02%
^Inglis Food Mart Inc.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/15/2027	22.2	22.2	22.2	0.01%
^Clinton Food Market LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	9/15/2042	262.2	262.2	264.4	0.09%
^Tarleton & Family Landscaping, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/15/2027	82.8	82.8	74.3	0.03%
^Alaska Motor Home Inc	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/13/2027	327.6	327.6	284.6	0.10%
^Fox Valley Rentals & Investments, LLC	Food Services and Drinking Places	Term Loan	Prime plus 3.75%	9/13/2027	7.4	7.4	7.5	—%
^Nails By Mercede LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/13/2027	14.1	14.1	13.2	—%
^Town & Country Transportation Co. and Popco, LLC.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/12/2042	168.3	168.3	179.3	0.06%
^Rajbai Maa Inc. dba Nara Lounge	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/12/2042	387.1	387.1	378.7	0.14%
^Morgan Lynn Kerstetter dba Catherine School of Dance	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/11/2027	7.4	7.4	7.6	—%
^Health & Performance Center, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/11/2027	20.2	20.2	17.5	0.01%
^Foxtail, LLC and Tottly New Services Corp	Social Assistance	Term Loan	Prime plus 2.75%	9/8/2042	290.5	290.5	294.0	0.11%
^Desert Ribs, LLC and Famous Charlie, LLC and Famous Freddie, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/8/2042	1,250.0	1,250.0	1,191.0	0.43%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Echelon Planning Group, LLC dba Echelon Financial Services	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	9/8/2027	7.4	7.4	7.3	—%
^Crazy Beatz Productions LLC	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 3.75%	9/7/2027	5.3	5.3	4.9	—%
^South Fulton Landscape & Nursery, Inc.	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/7/2042	99.8	99.8	106.2	0.04%
^Dreaming Big Learning Center Inc	Social Assistance	Term Loan	Prime plus 2.75%	9/5/2042	367.8	367.8	371.9	0.13%
^Big Coop's Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	9/1/2027	98.8	98.8	93.4	0.03%
^Blue Eagle Transport Inc, Greeneagle Transport Inc & Golden Eagle Transport	Couriers and Messengers	Term Loan	Prime plus 2.75%	8/31/2027	376.7	376.7	336.9	0.12%
^Evernook Valley Milk LLC	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	8/31/2042	640.1	640.1	643.7	0.23%
^Bark Life, Inc.	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	8/31/2027	22.1	22.1	19.2	0.01%
^The Pink Alli, LLC dba The Alli	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	8/30/2027	17.7	17.7	15.9	0.01%
^Busby Outdoor LLC	Real Estate	Term Loan	Prime plus 2.75%	8/29/2042	697.4	697.4	636.6	0.23%
^Busby Outdoor LLC	Real Estate	Term Loan	Prime plus 2.75%	8/29/2042	547.9	547.9	500.2	0.18%
^Parlay Disributors LLC	Educational Services	Term Loan	Prime plus 2.75%	8/25/2027	110.5	110.5	97.5	0.04%
^Lake County Tow LLC	Support Activities for Transportation	Term Loan	Prime plus 2.75%	8/25/2042	87.2	87.2	87.6	0.03%
^InUSA Ventures Inc dba InUSA Services	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	8/24/2027	24.6	24.6	21.3	0.01%
^Genuine Ventures LLC and Seaweed Ventures LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/24/2030	551.0	551.0	519.3	0.19%
^R & R Strength & Conditioning Corp dba Crossfit Light House Point	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/23/2042	82.2	82.2	87.5	0.03%
^Delicias de Minas Restaurant, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/22/2027	203.0	203.0	199.5	0.07%
^The Holder Grooup LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/22/2027	7.4	7.4	6.4	—%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^L&V Auto Sales, Inc.	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	8/21/2027	17.7	17.7	18.1	0.01%
^M.E. Interiors LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/21/2027	16.2	16.2	14.1	0.01%
^Damiano Global Corp	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/21/2027	22.1	22.1	20.9	0.01%
^Tier1Solutions, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/18/2027	18.4	18.4	16.6	0.01%
^Tony Herring & Associates, Inc	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	8/17/2027	7.4	7.4	6.4	—%
^Chester's World Enterprise LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/16/2027	22.1	22.1	20.1	0.01%
^D'Amato & Sons Construction, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/11/2027	8.1	8.1	7.4	—%
^HTP LLC dba Hot Tomatoes Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/11/2027	11.1	11.1	10.4	—%
^Roundhay Partners LLC and Roundhay Farming LLC	Crop Production	Term Loan	Prime plus 2.75%	8/8/2042	909.1	909.1	837.7	0.30%
^Splashlight LLC, Splashlight Photographic and Digital Studios, LLC	Management of Companies and Enterprises	Term Loan	Prime plus 2.75%	8/7/2027	491.2	491.2	442.3	0.16%
^L & J Corporate Services Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/4/2027	7.3	7.3	6.4	—%
^Furniture Masters Limited Liability Company	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/3/2027	8.8	8.8	7.7	—%
^HMG Strategy LLC,	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/2/2027	49.1	49.1	42.7	0.02%
^Bowl Mor LLC dba Bowl Mor Lanes	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/31/2027	7.3	7.3	6.4	—%
^Hope Health Care, LLC	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	7/31/2027	10.3	10.3	8.9	—%
^Royal Blue Investments, Inc. and Cleland Pharmacy LLC	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	7/31/2042	52.7	52.7	55.1	0.02%
^Raffi's Inc dba Atlantic Auto Center	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/31/2027	13.9	13.9	13.9	—%
^Sharon G McMillen, MA Psychologist, Inc.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/28/2027	18.2	18.2	15.8	0.01%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Work of Heart Inc.dba Little Nest Portraits	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/28/2027	50.0	50.0	43.7	0.02%
^HQTRONIC LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	7/27/2027	22.0	22.0	19.1	0.01%
^Oberon IT, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/26/2027	213.6	213.6	196.7	0.07%
^Gilles Peress Studio LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/25/2027	61.0	61.0	53.0	0.02%
^Ocean Trans LLC	Truck Transportation	Term Loan	Prime plus 2.75%	7/21/2027	36.6	36.6	31.8	0.01%
^Obok LLC	Food Manufacturing	Term Loan	Prime plus 2.75%	7/21/2027	11.7	11.7	11.0	—%
^Lil Tots' Learning Center LLC	Social Assistance	Term Loan	Prime plus 2.75%	7/21/2042	47.3	47.3	47.6	0.02%
^Nova Solutions, Inc.	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	7/19/2027	24.4	24.4	24.0	0.01%
^Webb Eye Associates, PA	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/19/2027	72.4	72.4	69.2	0.02%
^Matrix Z LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 3.75%	7/19/2027	7.3	7.3	7.6	—%
^Aitheras Aviation Group, LLC, Aitheras Aviation Group, LLC	Air Transportation	Term Loan	Prime plus 2.75%	7/18/2027	805.2	805.2	704.2	0.25%
^Wildflour Bakery & Cafe, LLC	Food Manufacturing	Term Loan	Prime plus 2.75%	7/17/2027	22.0	22.0	22.5	0.01%
^Florida Home and Kitchen LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/14/2027	11.7	11.7	10.2	—%
^Koep Companies dba Pipestone True value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	7/14/2042	324.9	324.9	320.7	0.12%
^Rocks Auto Exchange LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	7/13/2027	14.6	14.6	12.7	—%
^McCord Holdings, Inc. dba Fast Signs 176101	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/7/2027	18.3	18.3	16.3	0.01%
^Thrifty Market Inc dba Thrifty Foods	Food and Beverage Stores	Term Loan	Prime plus 2.75%	7/6/2027	100.1	100.1	91.1	0.03%
^New Chicago Wholesale Bakery Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	6/30/2027	14.6	14.6	13.9	—%
^Safeguard Construction Company, Inc.	Construction of Buildings	Term Loan	Prime plus 2.75%	6/30/2027	74.0	74.0	63.5	0.02%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^The Country House Restaurant, LLC and Pelton Real Estate, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2042	49.7	49.7	51.5	0.02%
^Qycell Corporation	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/30/2027	74.0	74.0	75.3	0.03%
^J. T. O'Neill Company, L.L.C	Real Estate	Term Loan	Prime plus 2.75%	6/30/2027	14.6	14.6	12.5	—%
^Hamilton & Associates Real Estate and Investments Firm LLC	Real Estate	Term Loan	Prime plus 2.75%	6/30/2042	53.7	53.7	54.5	0.02%
^BQRS, Inc. DBA Gresham Meineke Car Care Center	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/30/2027	60.7	60.7	53.2	0.02%
^JWH Designs, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/30/2027	103.1	103.1	88.5	0.03%
^Veola's Day Spa and Wellness Center Inc.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/30/2027	8.9	8.9	8.0	—%
^J&M Civil Construction Services LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/30/2027	97.2	97.2	83.4	0.03%
^Best Bees Company	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	6/29/2027	21.8	21.8	18.7	0.01%
^Greensboro Plastic Surgical Associates, PA	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/29/2042	574.7	574.7	572.1	0.21%
^Ocean Trans LLC and Dehal Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	6/29/2027	584.7	584.7	502.0	0.18%
^HG Ventures, Inc. dba Diamond Head Trucking	Truck Transportation	Term Loan	Prime plus 2.75%	6/29/2030	988.2	988.2	857.9	0.31%
^Malhame & Company Publishers & Importers Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/29/2027	87.5	87.5	75.2	0.03%
^Intellixion LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/29/2027	3.6	3.6	3.1	—%
^Steigelbauer Associates Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2027	299.9	299.9	305.3	0.11%
^Miguel Fernando Borda PA dba BGR Dental	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/29/2027	49.4	49.4	44.2	0.02%
^Oakhill Farms, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2030	98.0	98.0	100.2	0.04%
^ElKareh Brothers Investment, LLC, Best Choice Meats Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/29/2027	435.5	435.5	443.3	0.16%
^Foxhop Fitness, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/28/2027	90.3	90.3	78.4	0.03%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Akal Express Inc. dba Truck Trailer Service Stop	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/28/2042	59.6	59.6	62.0	0.02%
^Old Dominion Transportation Group, Inc.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	6/28/2027	1,099.8	1,099.8	966.4	0.35%
^Citibin, Inc.	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	6/27/2027	121.3	121.3	104.2	0.04%
^Auxiliary Systems Inc.,Sharrick Company, LLC & KMN, LLC	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	6/27/2030	240.3	240.3	239.6	0.09%
^WB Cleaners Inc. DBA $2.75 Cleaners	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/27/2027	21.8	21.8	21.5	0.01%
^Ains Holding Company, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/26/2027	1,141.1	1,141.1	1,003.3	0.36%
^Four Seasons Laser Center Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/26/2042	216.3	216.3	216.7	0.08%
^Rustic LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/23/2042	18.6	18.6	16.8	0.01%
^Vella Construction Enterprises, Inc. dba Vella Construction	Construction of Buildings	Term Loan	Prime plus 2.75%	6/23/2027	21.8	21.8	18.7	0.01%
^Northern Industries, LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/23/2042	57.4	57.4	60.8	0.02%
^Birches Group, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/22/2027	48.5	48.5	41.7	0.01%
^Tarver-Henley Inc. and Tar-Hen LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/21/2042	317.9	317.9	316.7	0.11%
^704 Meat Center Inc. dba El Mercado and La Plaza Mercado	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/20/2042	173.9	173.9	180.6	0.06%
^Sanabi Investment, LLC dba Oscar's Moving and Storage	Truck Transportation	Term Loan	Prime plus 2.75%	6/20/2027	120.4	120.4	109.1	0.04%
^Scarlet Spartan Inc.dba FastSigns of Brighton	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/19/2027	54.0	54.0	47.6	0.02%
^Don G. Timpton DDS & Associates PA and Indsaad Properties,LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/16/2042	397.4	397.4	383.2	0.14%
^JAM Media Solutions, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/15/2027	60.7	60.7	52.1	0.02%
^All Regional Recyclers of Wood LLC dba ARROW,Superior Carting, LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/15/2042	312.0	312.0	309.3	0.11%
^Tele Tax Express Inc., El Rancho Paiso, LLC and Nestor Romero	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/14/2042	91.9	91.9	95.0	0.03%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Susan Hughes dba Aloha Junction B and B	Accommodation	Term Loan	Prime plus 2.75%	6/14/2042	61.6	61.6	65.4	0.02%
^ESA 365 Corp and Lucathor Realty LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/14/2042	22.4	22.4	22.7	0.01%
^Hull's Kitchen, LLC and HK Too, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/14/2042	95.8	95.8	101.0	0.04%
^Yachting Solutions LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/12/2027	115.2	115.2	108.3	0.04%
^Refoleen Inc dba Spice and Tea Exchange	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/8/2027	3.4	3.4	2.9	—%
^Earth First Recycling, LLC and 191 Clark Road, LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/5/2027	344.7	344.7	345.5	0.12%
^Skydive California, LLC	Educational Services	Term Loan	Prime plus 2.75%	6/2/2027	53.4	53.4	54.3	0.02%
^SCW, LLC dba Arthur Murray Dance Studio	Educational Services	Term Loan	Prime plus 2.75%	6/2/2042	145.0	145.0	145.7	0.05%
^Speaker City, Inc.and Speaker Town, LLC dba Rollin Thunder	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/1/2042	45.4	45.4	46.4	0.02%
^Impact Grounds Maintenance and Design, Inc. dba Impact Landscaping	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/31/2042	78.9	78.9	82.2	0.03%
^Ricnet III, Inc. dba Edible Arrangements	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/31/2027	14.3	14.3	12.5	—%
^Sage Oil LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	5/31/2027	21.7	21.7	18.9	0.01%
^Funtime, LLC and Universal Entertainment Group LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/31/2027	63.9	63.9	55.8	0.02%
^Haroon Baig,Inc.dba US1 Petrol	Gasoline Stations	Term Loan	Prime plus 2.75%	5/31/2042	261.9	261.9	277.8	0.10%
^Chet Lemon Enterprises LLC dba All American Sports	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/26/2042	786.2	786.2	833.9	0.30%
Swantown Inn & Spa LLC	Accommodation	Term Loan	Prime plus 2.75%	5/26/2042	81.9	81.9	86.9	0.03%
^Eagle Wood Works LLC	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	5/26/2027	11.6	11.6	10.6	—%
^Hurricane Group, Inc.	Other Information Services	Term Loan	Prime plus 2.75%	5/26/2027	72.3	72.3	62.1	0.02%
^Mitchell Auto Repair, LLC and and C&M Mitchell, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/26/2042	192.7	192.7	197.9	0.07%
^Demand Printing Solutions Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/25/2027	205.7	205.7	193.9	0.07%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Beyond Waves A Unique Salon LLC and Lori Ann Carlson	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/25/2027	14.5	14.5	12.6	—%
^Jung Design Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/25/2027	8.7	8.7	7.5	—%
^Abdul Naushad MD PC dba Advanced Pain Centers	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/25/2042	390.6	390.6	403.4	0.14%
^Locavore LLC dba Paloma Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/25/2027	48.2	48.2	43.0	0.02%
^Shaffer Automotive Repair, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/24/2030	133.5	133.5	125.0	0.04%
^Juliador Resources LLC DBA Cue Hair Salon and Skin Care	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/24/2027	21.9	21.9	18.8	0.01%
^Innovim, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/24/2027	325.4	325.4	279.4	0.10%
^Southeast Recycling, LLC and Southeast Land Holdings LLC dba 67 Motor	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	5/23/2042	179.9	179.9	189.1	0.07%
^Gill Express Inc. and Gill Express 2 LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/23/2042	336.1	336.1	333.7	0.12%
^Prestige Construction of Florida, LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	5/23/2042	333.7	333.7	326.0	0.12%
^Enfield Tractor & Equipment Co	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/19/2027	285.9	285.9	274.2	0.10%
^PS Camping, Inc. dba Prospectors RV Resort	Accommodation	Term Loan	Prime plus 2.75%	5/19/2042	255.7	255.7	269.8	0.10%
^GEM2K, LLC dba Precision Precast Group	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	5/19/2027	156.7	156.7	140.4	0.05%
^Hayden Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	5/19/2027	253.2	253.2	233.5	0.08%
^Tres K Deli,Grocery,Fruit and Meat Inc.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/19/2027	8.0	8.0	7.4	—%
^ Iron Men Home Repair, Inc. and Ironmen House Lifting Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/19/2042	577.9	577.9	585.9	0.21%
^J Harris Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	5/19/2027	18.8	18.8	17.9	0.01%
^New Image Building Services, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/18/2027	145.4	145.4	129.7	0.05%
^Bay Car Wash LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2042	119.8	119.8	121.8	0.04%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Waterford Plumbing Co, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/18/2027	48.2	48.2	42.2	0.02%
^Mr. B's Bicycles & Mopeds, Inc.	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	5/18/2042	145.6	145.6	146.8	0.05%
^Computech Computers Inc.	Educational Services	Term Loan	Prime plus 2.75%	5/17/2027	48.2	48.2	41.4	0.01%
^Arco Electrical Contractors Inc. dba Arco Construction Group	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/16/2027	347.9	347.9	319.7	0.11%
^Batter & Company,LLC dba Batter Co. Dessert Collection	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/16/2027	51.8	51.8	45.5	0.02%
^5 Stars Learning Center Inc	Social Assistance	Term Loan	Prime plus 2.75%	5/16/2042	61.3	61.3	61.9	0.02%
^Band Sawn Lumber,LLC and Nathan Ryan Adams	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	5/15/2042	112.8	112.8	111.6	0.04%
^Keys Armored Express, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/12/2027	38.6	38.6	34.6	0.01%
^Sanderson Distribution Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	5/12/2027	10.1	10.1	8.7	—%
^SG Linke LLC	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	5/12/2027	106.3	106.3	104.7	0.04%
^B G F Bobby Q's Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/11/2027	7.2	7.2	7.1	—%
^Estelle Finkel Educational Associates,LLC	Educational Services	Term Loan	Prime plus 2.75%	5/11/2027	115.1	115.1	98.8	0.04%
^Labmates,LLC	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	5/10/2027	96.4	96.4	92.3	0.03%
^NHS, LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/9/2027	85.3	85.3	76.7	0.03%
^NHS, LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/9/2042	21.7	21.7	20.4	0.01%
^Innovation Transport, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	5/9/2027	75.3	75.3	71.8	0.03%
^1872 Rosecrans, LLC dba Goodbar	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/9/2027	61.5	61.5	53.2	0.02%
^Arclay, LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	5/5/2030	142.6	142.6	131.4	0.05%
^Benchmark Building, Inc.	Construction of Buildings	Term Loan	Prime plus 2.75%	5/5/2027	21.7	21.7	18.6	0.01%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Cable Management LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	5/3/2027	57.5	57.5	54.0	0.02%
^Fine Arts Center of Easley, Inc. dba Midtown Music	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	5/2/2042	115.7	115.7	122.8	0.04%
^Zahmel Restaurant Suppliers Corp dba Cash & Carry; Zahners Hardware	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	4/28/2027	85.0	85.0	74.0	0.03%
^Love and Glory Learning Center, Inc.	Social Assistance	Term Loan	Prime plus 2.75%	4/28/2042	77.3	77.3	77.1	0.03%
^Georgia Productions Services LLC	Rental and Leasing Services	Term Loan	Prime plus 2.75%	4/28/2027	87.4	87.4	80.3	0.03%
^JMA Inc. dba Primecut and Mezzo; Primecut at Marquee	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/27/2042	220.4	220.4	233.8	0.08%
Sneads Ferry Foods, Inc. dba DQ Grill & Chill	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/27/2042	617.7	617.7	614.8	0.22%
^Asheville's Fun Depot, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/26/2027	83.9	83.9	85.4	0.03%
^Carl Joseph Johnston dba Viking Transport	Truck Transportation	Term Loan	Prime plus 2.75%	4/26/2027	31.2	31.2	29.6	0.01%
^Resident Research, LLC	Other Information Services	Term Loan	Prime plus 2.75%	4/24/2027	84.6	84.6	72.6	0.03%
^Getting Even LLC dba The Zoo Health Club	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/21/2027	7.2	7.2	6.4	—%
^Ralph's Hair Salon, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/21/2042	49.5	49.5	50.6	0.02%
^M.E. Interiors LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/20/2027	133.3	133.3	114.5	0.04%
^MJ and M Home Improvements LLC DBA House Doctors	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/20/2027	19.7	19.7	17.2	0.01%
^Condron Brothers LLC DBA Luv 2 Play	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/19/2027	114.6	114.6	103.5	0.04%
^Affordable Auto Transport LLC	Truck Transportation	Term Loan	Prime plus 2.75%	4/17/2027	12.2	12.2	11.3	—%
^Carpeteria (Markarian) Co.	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	4/13/2027	127.3	127.3	126.6	0.05%
^Bloomer Machine & Fab, Inc and Dale Stertz Properties	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	4/13/2042	203.6	203.6	210.9	0.08%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Butternuts Beer and Ale LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	4/12/2027	70.7	70.7	71.9	0.03%
^Citizens Lanes, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/31/2042	614.9	614.9	651.8	0.23%
^The Altitude Group, LLC and Core Home Security, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/31/2027	47.7	47.7	40.9	0.01%
^Golden Hen Inc. dba Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/31/2027	61.8	61.8	53.7	0.02%
^Shelter Harbor Inn, Inc.	Accommodation	Term Loan	Prime plus 2.75%	3/31/2042	205.8	205.8	218.2	0.08%
^Landmark Ventures USA, Inc.	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	3/31/2027	178.8	178.8	153.4	0.06%
^MIT LLC	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/31/2042	86.8	86.8	92.0	0.03%
^Applied Integrated Technologies, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/31/2027	119.3	119.3	102.3	0.04%
^Bear Trail Lodge LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/31/2042	548.0	548.0	574.2	0.21%
^KWG Industries LLC dba Peterson & Marsh Metal Industries	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/30/2027	28.6	28.6	28.1	0.01%
^Sea Smoke Barbeque, Corp and Danwen LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/30/2042	233.4	233.4	236.7	0.09%
^Signature Rooms, Inc dba Gallery Furniture	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	3/30/2042	491.7	491.7	517.6	0.19%
^Schafer Fisheries Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	3/30/2042	247.1	247.1	261.9	0.09%
^Discount Price, LLC dba Robert's Market	Gasoline Stations	Term Loan	Prime plus 2.75%	3/29/2042	204.6	204.6	209.3	0.08%
^Douglas K. Soderblom . dba Loma Linda Optometry	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/29/2027	95.4	95.4	86.2	0.03%
^First Sail Group Inc. and Omen Board Industires LLC	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/29/2027	19.1	19.1	17.6	0.01%
^Gauri Hospitality Group LLC dba Microtel Inns & Suites by Wyndham	Accommodation	Term Loan	Prime plus 2.75%	3/29/2042	1,047.6	1,047.6	1,102.0	0.40%
^H and H Hotshot Services, Inc. dba AA Hotshot & Logistics	Couriers and Messengers	Term Loan	Prime plus 2.75%	3/29/2030	94.5	94.5	82.0	0.03%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^American Pharmaceutical Innovation Company, LLC	Chemical Manufacturing	Term Loan	Prime plus 2.75%	3/28/2027	28.6	28.6	24.6	0.01%
^Heil & Hornik LLC dba Elysium Tennis	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/27/2042	921.7	921.7	926.9	0.33%
Pecos Entertainment LLC dba State Theater and Pecos Inn LLC	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	3/27/2042	410.9	410.9	435.5	0.16%
^Ericon Inc. dba Quik Pik	Gasoline Stations	Term Loan	Prime plus 2.75%	3/24/2027	59.6	59.6	57.6	0.02%
^Robert Dixon PA dba Law Offices of Robert Dixon	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/24/2042	422.8	422.8	445.2	0.16%
^Denton Bio Fuels LLC and American Bio Source LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/23/2027	56.5	56.5	51.6	0.02%
^Color Graphic Press, Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/23/2027	114.4	114.4	116.4	0.04%
JBK Truck Trailer and Bus Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/23/2042	85.3	85.3	86.0	0.03%
^Executive Fitness & Nutrition Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/23/2027	19.3	19.3	19.0	0.01%
^Baton Rouge Cargo Services Inc. and 6507 Westport, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	3/22/2042	637.8	637.8	659.9	0.24%
^Vehicle Safety supply LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/21/2027	21.5	21.5	18.4	0.01%
^J Sivilis LLC dba Pet Wants	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/17/2027	11.7	11.7	10.4	—%
^The Purple Cow House of Pancake Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/16/2042	159.9	159.9	169.5	0.06%
^Reservoir International LLC	Educational Services	Term Loan	Prime plus 2.75%	3/16/2027	95.4	95.4	88.7	0.03%
^Texcor, Inc.dba Texas Corral,Texas Coral Restaurants II, Inc. T.C. of	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/16/2027	287.0	287.0	291.9	0.10%
Alive Design, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/13/2027	22.0	22.0	18.8	0.01%
^1MTX LLC and Sunrise Transportation and Logistics, LLC and Mustafa M	Truck Transportation	Term Loan	Prime plus 2.75%	3/13/2027	671.0	671.0	575.5	0.21%
^Dwayne Bernard Tate	Truck Transportation	Term Loan	Prime plus 2.75%	3/10/2027	10.0	10.0	9.2	—%
^Elegant Occasions, LLC dba E Productions	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/10/2042	584.4	584.4	590.8	0.21%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Anthony LLC dba Star of Woodward Market	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/9/2042	114.2	114.2	121.1	0.04%
^E & P Holdings 1 LLC and Evans & Paul Unlimited Corp.	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	3/9/2027	119.2	119.2	104.7	0.04%
^Allegro Assisted Living Of Texas	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	3/6/2027	91.6	91.6	93.1	0.03%
^Robbie E. Bakery and Cafe LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/3/2027	59.6	59.6	51.1	0.02%
^Podium Auto Sales Inc and RRS Property, LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/3/2042	90.0	90.0	90.3	0.03%
^SSI Refrigerated Express Inc. and Robert M Stallone dba SSI Express	Truck Transportation	Term Loan	Prime plus 2.75%	2/28/2027	223.2	223.2	191.4	0.07%
^Weeping Willow Kennels, Inc and Aileen N Black	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2042	138.7	138.7	142.2	0.05%
^Getting Even LLC dba The Zoo Health Club	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2027	91.2	91.2	81.7	0.03%
^Total Document Solutions Inc and,TDS Services, LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	2/27/2030	301.5	301.5	278.2	0.10%
^Teracore Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/27/2027	155.1	155.1	133.0	0.05%
^John Finn Associates LLC, Greenslate LLC, Finn Technology, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/27/2027	639.5	639.5	616.1	0.22%
^McNally Enterprises Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	2/27/2027	61.6	61.6	55.1	0.02%
^B & J Bicycle Shop Inc.	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	2/24/2027	14.2	14.2	14.5	0.01%
^TMJ Pizza Mesa LLC dba Rosati's Pizza Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/24/2027	101.8	101.8	95.2	0.03%
^3W Enterprises LLC	Textile Product Mills	Term Loan	Prime plus 2.75%	2/24/2042	80.9	80.9	81.9	0.03%
^Victorian Restaurant and Tavern, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/22/2042	106.4	106.4	105.3	0.04%
^DER Services, LLC dba A.K.A. Sports	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	2/17/2042	39.7	39.7	42.0	0.02%
^Bike Slug, LLC, Bike Slug Holdings Inc. and Seven Rivers Group ,LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/17/2027	18.5	18.5	15.8	0.01%
^Ameritube, LLC and Ravone Properties, LLC	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	2/14/2042	183.3	183.3	194.3	0.07%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^R&S Barnes Enterprises, Inc. dba Massage Envy Spa	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/10/2027	88.8	88.8	77.2	0.03%
^Baton Rouge Cargo Services Inc. and 2808 Court Street, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	2/10/2042	245.1	245.1	253.7	0.09%
^Sushiya Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/10/2027	17.8	17.8	15.8	0.01%
^Select Propane & Fuel Inc. and Select Fuel & Convenience LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	2/10/2030	1,208.1	1,208.1	1,114.5	0.40%
^Maximo Canot dba Wash and Dry Laundrymat	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/10/2042	136.3	136.3	141.5	0.05%
^Marvic Enterprises Inc dba Jordan's Liquor	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/10/2042	216.9	216.9	223.0	0.08%
^Harrison Logging Company LLC	Forestry and Logging	Term Loan	Prime plus 2.75%	2/9/2027	100.7	100.7	91.5	0.03%
^8 Minute Oil Change Auto Repair & Tire Center and Jumir L.L.C.	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/7/2042	324.7	324.7	321.8	0.12%
^Christopher Borgia	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/6/2027	12.2	12.2	10.7	—%
^Splashlight LLC, Splashlight Photographic & Digital Studios LLC	Management of Companies and Enterprises	Term Loan	Prime plus 2.75%	2/2/2027	710.7	710.7	633.5	0.23%
^DBMS Consulting, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/1/2042	183.2	183.2	181.7	0.07%
^Brandco, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/31/2027	41.2	41.2	35.3	0.01%
^Chidlren's House Learning, Inc and Tarps Investment Group	Social Assistance	Term Loan	Prime plus 2.75%	1/31/2042	318.3	318.3	321.5	0.12%
AP6 LLC and Amishp LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/30/2042	107.1	107.1	113.5	0.04%
^Fave Realty, Inc.	Real Estate	Term Loan	Prime plus 2.75%	1/30/2042	53.9	53.9	55.1	0.02%
^ZMKNY Tires Inc dba Houston International Tires	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	1/27/2042	106.4	106.4	112.8	0.04%
House of Bread & Coffee Corp dba Casa Do Pao	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/27/2042	134.6	134.6	132.0	0.05%
^SRC Publishing LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	1/27/2027	21.2	21.2	18.2	0.01%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Return to Excellence Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	1/27/2027	16.7	16.7	17.0	0.01%
^Sideways Sports Lounge and Jonathan E. McGrew and Patricia C. McGrew	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/23/2027	17.0	17.0	14.5	0.01%
^Fox Valley Rentals & Investments LLC and Brian M Tomaszewski	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/20/2042	42.0	42.0	42.2	0.02%
^Rhone Wolf Vineyard LLC, Goldline Brands Inc. and Myka Cellars, Inc.	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	1/19/2030	240.5	240.5	223.1	0.08%
^Jolibe LLC and Jolibe Atelier LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/18/2027	9.9	9.9	8.8	—%
^Eickmann Management Group LLC dba Jimmy Johns of Dundee	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/17/2027	93.0	93.0	91.7	0.03%
^Ramjay Inc.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	1/13/2027	412.2	412.2	375.7	0.13%
^Fullbro Trust dba Menemsha Blues	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	1/13/2027	21.2	21.2	21.6	0.01%
^Echelon Enterprises, Inc	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	1/10/2027	47.1	47.1	47.9	0.02%
^Fort Smith Wings Inc. dba Wing Stop	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/28/2026	18.2	18.2	16.4	0.01%
^Sand Hill Associates, Ltd. dba Charlie O's Tavern on the Point	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/27/2041	417.1	417.1	415.6	0.15%
^Joshua L. Baker	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	12/23/2026	14.7	14.7	12.6	—%
^Jacliff Investments Inc. dba International health Technologies	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	12/23/2026	116.9	116.9	100.1	0.04%
^New Image Building Services, Inc.dba The Maids Servicing Oakland	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/21/2026	40.9	40.9	36.5	0.01%
^Chestnut Street Associates, LLC and Metropolitan Solutions, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/19/2041	271.4	271.4	263.1	0.09%
^Means Enterprises LLC dba FastFrame Frisco	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/16/2026	21.0	21.0	18.3	0.01%
^Soon Im. Chin dba Stan C-Store	Gasoline Stations	Term Loan	Prime plus 2.75%	12/15/2041	209.7	209.7	218.7	0.08%
^Sempco, Inc.	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/15/2041	41.5	41.5	43.9	0.02%
^Allied Welding Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2041	741.6	741.6	735.2	0.26%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Ericon, Inc. dba Quik Pik	Gasoline Stations	Term Loan	Prime plus 2.75%	12/15/2041	328.5	328.5	330.1	0.12%
^White Hawk Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	12/15/2026	1,028.4	1,028.4	881.1	0.32%
^Elita 7, LLC	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	12/15/2041	703.2	703.2	722.6	0.26%
^New Chicago Wholesale Bakery, Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	12/15/2041	446.9	446.9	445.0	0.16%
^Techni-Pro Institute LLC	Educational Services	Term Loan	Prime plus 2.75%	12/15/2026	177.6	177.6	157.1	0.06%
^Trison Enterprises Inc.dba Lee's Automotive	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/14/2041	402.2	402.2	409.8	0.15%
^Cardinal Homes Inc. and Bret A Berneche	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	12/14/2041	119.7	119.7	126.2	0.05%
^HMG Strategy, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/14/2026	46.7	46.7	40.1	0.01%
^D and E Hardware Co. and D and E Pump Sales and Service	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/14/2041	521.7	521.7	523.0	0.19%
^Cardinal Homes Inc,.Alouette Holdings Inc.	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	12/14/2026	996.8	996.8	1,010.8	0.36%
^AGG Management Team LLC dba Chevron	Gasoline Stations	Term Loan	Prime plus 2.75%	12/14/2041	283.8	283.8	300.6	0.11%
^Wayfarer Bicycle LLC	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	12/13/2041	91.3	91.3	89.6	0.03%
^Success Advertising Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/13/2041	460.4	460.4	480.9	0.17%
^Roast Beef Levittown LLC dba Arby's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/13/2026	439.4	439.4	446.5	0.16%
^Queen Express LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	12/13/2041	185.1	185.1	193.5	0.07%
^Mack Team Enterprises Inc.dba The UPS Store #6815	Couriers and Messengers	Term Loan	Prime plus 2.75%	12/9/2026	19.1	19.1	17.2	0.01%
^Recycling Revolution,LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/9/2041	91.0	91.0	91.2	0.03%
^Myndshft Technologies LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/9/2026	724.6	724.6	648.9	0.23%
^New Life Hospital LLC	Hospitals	Term Loan	Prime plus 2.75%	12/8/2041	1,184.9	1,184.9	1,255.4	0.45%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Imagine By Carleen Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/8/2041	51.8	51.8	52.4	0.02%
^Hanson's Greeks LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/8/2026	10.5	10.5	10.7	—%
^Yachting Solutions LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/7/2029	68.1	68.1	64.7	0.02%
^T and B Boots Inc dba Takken's Shoes	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	12/7/2026	95.2	95.2	89.5	0.03%
^Lan Doctors, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/7/2026	222.5	222.5	219.7	0.08%
^Lilo Holdings LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/5/2026	14.9	14.9	13.5	—%
^The Lake Shore Hospitality Inc dba Dowagiac Baymont Inn & Suites	Accommodation	Term Loan	Prime plus 2.75%	12/5/2041	348.5	348.5	362.4	0.13%
^Ericon, Inc.	Gasoline Stations	Term Loan	Prime plus 2.75%	12/1/2041	717.9	717.9	725.3	0.26%
^Noso Development LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	12/1/2026	70.1	70.1	60.1	0.02%
^Quick Ship, LLC	Couriers and Messengers	Term Loan	Prime plus 2.75%	11/30/2026	9.7	9.7	8.4	—%
^Pebble Wood Lane, LLC and Good Sam's Assisted Living Residence, LLC	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	11/30/2041	66.6	66.6	70.5	0.03%
^Sharaz Shah DBA Thomas Jewelers	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	11/30/2026	7.5	7.5	6.4	—%
^Choe Trading Group, Inc.dba Rapid Printers of Monterey	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/30/2026	20.9	20.9	20.7	0.01%
^Studio Find It Georgia, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/30/2026	7.0	7.0	6.1	—%
^Imaginarium Foods LLC,	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2042	369.8	369.8	378.7	0.14%
^RD Management, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/30/2026	198.5	198.5	172.3	0.06%
^B4 Fitness LLC dba The Zoo Health Club	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/30/2026	20.9	20.9	18.7	0.01%
^Usman Jalil, LLC dba Food Mart	Gasoline Stations	Term Loan	Prime plus 2.75%	11/29/2041	229.9	229.9	224.9	0.08%
^Honor Mansion, Inc.	Accommodation	Term Loan	Prime plus 2.75%	11/29/2026	81.2	81.2	82.6	0.03%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Access Staffing, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/29/2026	1,044.6	1,044.6	895.0	0.32%
^CRK Mens, LLC dba Spiff for Men	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/23/2026	99.2	99.2	86.8	0.03%
^WPN Recycling Company LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/23/2026	20.9	20.9	21.2	0.01%
^Hafa Adai Signs and Graphics LLC dba Fastsigns of Auburn -#281901	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/23/2026	55.7	55.7	48.4	0.02%
^Merchant Coterie, Inc.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	11/23/2026	116.1	116.1	99.4	0.04%
^6E Technologies LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/22/2026	159.9	159.9	148.2	0.05%
^Rognes Corp dba RTS	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	11/22/2026	360.0	360.0	331.0	0.12%
^Bouquet Restaurant LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/22/2041	123.2	123.2	125.2	0.04%
^J.B.K Truck Trailer and Bus Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/22/2041	428.7	428.7	430.9	0.15%
^Broms Asset Management LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	11/22/2026	116.1	116.1	99.4	0.04%
^Skaggs RV Outlet LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/21/2026	92.9	92.9	94.4	0.03%
^Catherine Christine Morin dba Purr-Fect Pets	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/17/2026	17.4	17.4	14.9	0.01%
^Stratmar Systems Inc dba Stratmar Retail Services	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/16/2026	63.6	63.6	64.6	0.02%
^Hoosier Health Plus, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/15/2026	116.1	116.1	109.9	0.04%
^J. A. Kohlhepp Sons, Inc. dba Kohlhepp's True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/10/2041	439.5	439.5	453.7	0.16%
^Hackensack Steel Corporation and Luzerne Ironworks Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/10/2026	224.7	224.7	228.4	0.08%
^Panther Ironworks and Rigging Solutions LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/10/2026	140.4	140.4	129.5	0.05%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^J. A. Kohlhepp Sons, Inc. dba Kohlhepp's True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/10/2026	175.3	175.3	174.7	0.06%
^MIK LLC dba Firehouse Subs	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/9/2026	189.3	189.3	164.5	0.06%
^Rich's Food Stores LLC dba Hwy 55 of Wallace	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/9/2026	40.6	40.6	38.1	0.01%
^Bovill Creative,LLC	Real Estate	Term Loan	Prime plus 2.75%	11/9/2041	277.0	277.0	293.5	0.11%
^Dyer Properties, LLC and Bayview Pharmacy, Inc.	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	11/9/2041	237.0	237.0	236.0	0.08%
^Big Apple Entertainment Partners LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/9/2026	162.5	162.5	139.2	0.05%
^Surgarloaf Concepts LLC dba Fat Biscuit	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/8/2026	162.1	162.1	164.7	0.06%
^Fine Line Interiors, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/4/2041	80.6	80.6	85.4	0.03%
^131 Miles LLC and Ohm Shubh Laxmi, LLC. dba Mr Hero	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/3/2041	124.6	124.6	128.4	0.05%
^Veracruz Shabo, LLC, Waterfalls Quick Lube LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/1/2041	117.9	117.9	121.3	0.04%
^Glocecol LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/1/2026	69.6	69.6	70.7	0.03%
^Moolchan Enterprises LLC dba Staying Green	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2026	16.7	16.7	15.9	0.01%
^Bloomquist Communications Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2026	55.3	55.3	47.4	0.02%
^Middlesex Auto Sales Corp	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/31/2041	123.1	123.1	127.0	0.05%
^Woodstock Enterprises Corp dba True Scent Candle Co	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	10/31/2041	87.5	87.5	85.9	0.03%
^FibAire Communications, LLC	Telecommunications	Term Loan	Prime plus 2.75%	10/27/2026	99.7	99.7	92.1	0.03%
^Elite Structures Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/27/2029	215.7	215.7	211.5	0.08%
^Bonita Stone LLC and Castone Creations Inc	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	10/25/2041	260.2	260.2	261.2	0.09%
^Empire Processor Services Inc. and Verrazano Wholesale Dist., Inc.	Nonstore Retailers	Term Loan	Prime plus 2.75%	10/25/2026	121.0	121.0	123.0	0.04%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Blakeslee Arpaia Chapman Inc and Chapman Construction Services LLC	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	10/24/2026	391.9	391.9	393.8	0.14%
^Eco Vehicle Systems LLC	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	10/21/2026	881.5	881.5	889.6	0.32%
^Worldwide Estate, Inc. dba Washington Heights Manor	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	10/21/2041	221.1	221.1	234.3	0.08%
^Gold Wind Logistics LLC	Truck Transportation	Term Loan	Prime plus 2.75%	10/20/2041	173.3	173.3	183.6	0.07%
^Speaker City, Inc. dba Rollin Thunder	Electronics and Appliance Stores	Term Loan	Prime plus 2.75%	10/14/2041	123.1	123.1	126.4	0.05%
^Maine Service Corp	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	10/13/2026	190.4	190.4	179.6	0.06%
^Justin Partlow	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	10/13/2026	18.0	18.0	15.4	0.01%
^Reliable Recovery Services LLC	Support Activities for Transportation	Term Loan	Prime plus 2.75%	10/7/2026	103.7	103.7	95.0	0.03%
^Ailky Corporation	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	10/3/2026	230.5	230.5	203.1	0.07%
^Wyspen Corporation dba Charlestown Ace	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	10/3/2026	33.2	33.2	28.4	0.01%
^MegaPhase, LLC	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	9/30/2026	137.1	137.1	133.3	0.05%
^Seaway LLC and Reklaw LLC dba Allure Lounge	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2041	134.8	134.8	142.8	0.05%
^JJA Transportation Management Inc.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2026	48.0	48.0	41.1	0.01%
^Adelwerth Bus Corp.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2041	238.3	238.3	238.1	0.09%
^Adelwerth Bus Corporation, Transportation Leasing Corp.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2029	615.8	615.8	597.2	0.21%
^Vision Automotive LLC dba Vision Chrysler Jeep Dodge Ram of Defiance	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/29/2029	631.7	631.7	595.7	0.21%
^Thunderdome Racing Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/29/2026	17.4	17.4	17.4	0.01%
^Graphics,Type and Color Enterprises Inc dba Clubflyers.com and GTC Med	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	9/28/2041	833.4	833.4	882.5	0.32%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Beadon Inc	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/28/2026	20.6	20.6	20.7	0.01%
^CNC Precision Machine, Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/28/2041	1,235.9	1,235.9	1,246.2	0.45%
^CD Game Exchange Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/28/2026	20.6	20.6	17.6	0.01%
^Kyle M Walker DDS, PC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/27/2026	204.7	204.7	180.9	0.06%
^Reynolds Fence & Guardrail Inc.	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/27/2026	575.4	575.4	552.7	0.20%
^Luv 2 Play Nor Cal, LLC dba Luv 2 Play	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/27/2026	48.0	48.0	43.1	0.02%
^Luna Nueva LLC dba Bio Builders	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/27/2026	13.7	13.7	12.1	—%
^Sarah S Olelewe MD Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/26/2041	287.3	287.3	290.7	0.10%
^TPFC,LLC dbaThe Picture Frame Company	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/26/2041	57.6	57.6	58.4	0.02%
^Ridge Road Equestrian LLC dba Ricochet Ridge Ranch	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	9/26/2026	8.2	8.2	8.2	—%
^PeopleBest Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/26/2026	13.7	13.7	11.7	—%
^Mr. Mulch, Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/23/2041	397.8	397.8	377.1	0.14%
^B4 Fitness LLC dba The Zoo Health Club	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/23/2026	80.0	80.0	71.6	0.03%
^InformationTelevision Network Inc	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	9/22/2041	823.0	823.0	862.9	0.31%
^GRA Financial Services Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/22/2026	11.0	11.0	9.4	—%
^Cuppiecakes LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/21/2041	22.1	22.1	22.3	0.01%
^Wrecking Crew Media LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/21/2026	45.7	45.7	39.1	0.01%
^Benoit's Towing and Recovery LLC	Support Activities for Transportation	Term Loan	Prime plus 2.75%	9/20/2026	11.0	11.0	9.5	—%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Consulting Solutions Inc. and Mark Luciani	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/20/2026	20.6	20.6	19.5	0.01%
^Brittany Burns LLC dba Dreams Come True	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/19/2026	12.0	12.0	12.2	—%
^Eyncon LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/16/2041	49.0	49.0	50.1	0.02%
^The Merrin Group LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/15/2026	159.9	159.9	154.8	0.06%
^Rich's Food Stores LLC dba Hwy 55 of Wallace	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/14/2026	133.1	133.1	124.9	0.04%
^Atlantic Alarm Systems and Services LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/14/2026	14.1	14.1	12.5	—%
^Metropet Dog Center, Inc	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/13/2041	107.1	107.1	109.8	0.04%
^Marquis Cattle Company	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	9/13/2026	46.1	46.1	46.9	0.02%
^Bingham Enterprises, Inc and Full Belli Deli and Sausage Company	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/12/2041	80.9	80.9	79.9	0.03%
^Artisan Infrastructure Holdings, LLC	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	9/7/2026	114.2	114.2	97.8	0.04%
^SRA Mechanicial Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/6/2041	42.9	42.9	45.3	0.02%
^Sandia Enterprises Inc dba Massage Envy Spa	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/6/2026	57.1	57.1	48.9	0.02%
^Animal Intrusion Prevention Systems Holding Company, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/30/2026	113.8	113.8	100.1	0.04%
^Suncrest Stone Products LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	8/29/2026	543.4	543.4	489.2	0.18%
^Suncrest Stone Products LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	8/29/2041	638.7	638.7	601.1	0.22%
^Clark Realty LLC	Real Estate	Term Loan	Prime plus 2.75%	8/29/2041	232.5	232.5	225.9	0.08%
^Raem Corporation dba Dryclean Express	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/29/2041	71.0	71.0	74.3	0.03%
^Warren Dale Warrington dba Custom Paint and Body	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/26/2041	99.1	99.1	102.2	0.04%
^TAGR Inc dba Miami Grill 137and John Nakis	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/26/2026	96.9	96.9	85.3	0.03%
^Albert Basse Associates Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	8/25/2026	56.7	56.7	57.6	0.02%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Avery Management Inc. dba Whetstone Upholstery	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/25/2026	9.7	9.7	8.3	—%
^Dean Technology Inc	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	8/25/2041	379.0	379.0	398.7	0.14%
^Rosmel Pools Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/25/2026	20.4	20.4	17.9	0.01%
^Tabadesa Associates Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/25/2026	20.4	20.4	17.5	0.01%
^TR Companies LLC dba True Value Rental and Liberty Rental 4 U	Rental and Leasing Services	Term Loan	Prime plus 2.75%	8/25/2026	81.7	81.7	69.9	0.03%
^Sambella Holdings, LLC and Strike Zone Entertainment Center LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/24/2041	492.0	492.0	517.3	0.19%
^Luv 2 Play Temecula, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/15/2026	54.4	54.4	46.6	0.02%
^Bear Creek Entertainment LLC dba The Woods at Bear Creek	Accommodation	Term Loan	Prime plus 2.75%	8/12/2041	402.0	402.0	400.8	0.14%
^2 Cool Beans LLC dba Menchies's Frozen Yogurt	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/11/2026	74.9	74.9	64.1	0.02%
^Grayson O Company	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	8/10/2041	611.9	611.9	643.6	0.23%
^Charal Investments LLC dba Orange Theory Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/10/2026	79.4	79.4	68.0	0.02%
^Paul Belanger dba Paul Belanger Landscaping	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/9/2026	13.6	13.6	11.6	—%
^Nicolette Reiser dba Comfort & Balance	Personal and Laundry Services	Term Loan	Prime plus 2.75%	7/29/2041	73.3	73.3	75.5	0.03%
^The Hungry Rhino LLC	Real Estate	Term Loan	Prime plus 2.75%	7/29/2041	74.5	74.5	75.3	0.03%
^USA General Investment LLC dba Braniff Paint and Body Shop	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/29/2026	20.3	20.3	18.0	0.01%
^303 Tower Drive LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/29/2041	391.2	391.2	405.7	0.15%
^Little Tree Huggers Child Care LLC	Social Assistance	Term Loan	Prime plus 2.75%	7/29/2041	136.8	136.8	144.8	0.05%
^Big Apple Entertainment Partners LLC dba Ripley's Believe It or Not	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/28/2026	270.3	270.3	231.3	0.08%
^676 Club LP dba The Green Door Tavern/The Drifter	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/28/2041	654.9	654.9	685.0	0.25%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^KJCKD Inc dba Camelot Print & Copy Centers/Copy A Second	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/28/2041	573.8	573.8	581.8	0.21%
^MacIver Corporation dba Division Camera	Rental and Leasing Services	Term Loan	Prime plus 2.75%	7/28/2026	1,133.9	1,133.9	1,077.0	0.39%
^Apple Tree NC Inc dba Williams Farm & Garden Center	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	7/28/2041	329.4	329.4	329.3	0.12%
^Intrepid Trinity LLC	Nonstore Retailers	Term Loan	Prime plus 2.75%	7/28/2041	61.1	61.1	62.7	0.02%
^Kidtastic LLC dba The Little Gym of Audubon	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/27/2026	51.1	51.1	43.7	0.02%
^GF Libations Inc dba Minuteman Press	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	7/27/2041	38.6	38.6	34.8	0.01%
^EPEC Juice LLC dba Jamba Juice	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/27/2026	75.2	75.2	64.4	0.02%
^Pinco Pizza LLC dba Jet's Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/27/2026	66.6	66.6	66.3	0.02%
^JAG Unit 1, LLC dba Arooga's Grille House and Sports Bar	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/27/2026	112.6	112.6	96.4	0.03%
^Peckett's Inc	Crop Production	Term Loan	Prime plus 2.75%	7/27/2041	219.6	219.6	232.5	0.08%
^The Grasso Companies, LLC and Grasso Pavement Maintenance, LLC	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	7/26/2026	81.9	81.9	75.3	0.03%
^My Sainath Inc dba Motel 6	Accommodation	Term Loan	Prime plus 2.75%	7/22/2041	298.5	298.5	310.3	0.11%
^Robert G Larson State Farm Insurance	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/22/2026	20.3	20.3	17.3	0.01%
^J and D Resources LLC dba Aqua Science	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2026	117.6	117.6	101.8	0.04%
^Robert P Daniels dba Ginger and Friend's Peppermint Village Gift Shop	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	7/18/2026	14.2	14.2	12.1	—%
^Franklin Firm LLC dba Luv 2 Play	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/15/2041	169.9	169.9	172.5	0.06%
^Billingsworks LLC dba Spoon Shine Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2026	8.7	8.7	8.8	—%
^Takeuchi Commercial Cleaning Services, LLC dba We Clean San Diego	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/13/2026	41.7	41.7	35.7	0.01%
^Jacob Rugs LLC dba Rugs Outlet	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	7/13/2026	59.1	59.1	60.0	0.02%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^RM Hawkins LLC dba Pure Water Tech West	Nonstore Retailers	Term Loan	Prime plus 2.75%	7/7/2026	45.1	45.1	43.5	0.02%
^Dino Smiles Children's Cosmetic Dentistry	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/7/2026	12.8	12.8	11.3	—%
^Nevey's LLC dba Stark Food III	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/30/2041	287.9	287.9	304.5	0.11%
^Soregard Inc	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	6/30/2041	272.0	272.0	272.3	0.10%
^Martin Inventory Management LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/30/2026	94.6	94.6	96.6	0.03%
^P L H Pharmaco Inc dba Farmacia San Jose	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	6/30/2026	155.7	155.7	157.2	0.06%
^Hartford Cardiology Group LLC and Ideal Nutrition of Connecticut LLC	Ambulatory Health Care Services	Term Loan	6.25%	6/30/2026	474.6	474.6	432.7	0.16%
^Desert Tacos LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2026	90.7	90.7	88.1	0.03%
^VMA Technologies LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/30/2026	20.2	20.2	18.2	0.01%
^Corning Lumber Company Inc and Frank R Close and Son Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/30/2029	181.2	181.2	187.1	0.07%
^Castone Creations Inc	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	6/29/2026	78.2	78.2	72.9	0.03%
^WGI, LLC dba Williams Grant Inn	Accommodation	Term Loan	Prime plus 2.75%	6/29/2041	128.1	128.1	132.8	0.05%
^Ninsa LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2041	109.8	109.8	117.4	0.04%
^KWG Industries, LLC dba Peterson & Marsh Metal Industries	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/29/2041	297.7	297.7	312.2	0.11%
^O.D.S. Inc dba Four Seasons Health & Racquet and Step 'N' Motion, Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/29/2026	125.2	125.2	115.2	0.04%
^E & P Holdings 1 LLC and Evans & Paul LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	6/28/2026	111.9	111.9	103.5	0.04%
^MaidPro Marin dba MaidPro	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/28/2026	15.7	15.7	14.1	0.01%
^Edge Pest Control LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/27/2026	670.7	670.7	604.2	0.22%
^All Printing Solutions, Inc. dba Pryntcomm	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	6/27/2041	533.1	533.1	536.5	0.19%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Jumbomarkets Inc dba Rines Jumbomarkets	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/24/2026	44.7	44.7	40.3	0.01%
^El Basha Inc dba RPM West San Fernando Valley	Real Estate	Term Loan	Prime plus 2.75%	6/24/2026	16.7	16.7	15.1	0.01%
^Island Time Investments, LLC dba Swantown Inn Bed & Breakfast	Accommodation	Term Loan	Prime plus 2.75%	6/24/2041	98.8	98.8	105.7	0.04%
^Yellow Cab Company of Kissimmee Inc	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	6/24/2041	55.5	55.5	55.6	0.02%
^Shooting Sports Academy LLC and Jetaa LLC dba Shooting Sports Academy	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/23/2041	486.3	486.3	494.3	0.18%
^Long Island Comedy LLC dba Governors and New York Comedy, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/23/2041	183.0	183.0	190.1	0.07%
^Visual Advantage LLC dba Signs Now Perryberg	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/23/2041	89.1	89.1	91.7	0.03%
^SNS of Central Alabama, LLC dba Steak N Shake	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/21/2026	51.4	51.4	48.7	0.02%
^Evergreen Investment & Property Management LLC ,Universal Kidney Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/20/2041	1,223.2	1,223.2	1,292.8	0.46%
^Italian Heritage Tile and Stone Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/20/2026	55.9	55.9	50.3	0.02%
^Bagelicious, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/17/2026	48.8	48.8	44.2	0.02%
^T and B Boots Inc dba Takken's Shoes	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	6/17/2026	204.5	204.5	208.9	0.08%
^NKJ Lusby Donuts LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/16/2026	20.1	20.1	18.1	0.01%
^Winegirl Wines LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	6/16/2026	10.1	10.1	10.3	—%
^Blue Eagle Transport Inc, Greeneagle Transport Inc and Golden Eagle Transport	Couriers and Messengers	Term Loan	Prime plus 2.75%	6/16/2026	506.1	506.1	455.9	0.16%
^Jai-Alexia Consulting, Inc.	Couriers and Messengers	Term Loan	Prime plus 2.75%	6/15/2026	10.6	10.6	9.5	—%
^Pumpkin Patch Child Care of Southington, LLC and Giuseppe Pugliares	Social Assistance	Term Loan	Prime plus 2%	6/15/2041	501.5	501.5	497.8	0.18%
^Strag Industries LLC dba Meineke Car Care Center 841	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/15/2026	13.4	13.4	12.9	—%
^Luv 2 Play AZ LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/10/2026	55.9	55.9	55.9	0.02%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Refoleen Inc dba Spice and Tea Exchange	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/10/2026	77.4	77.4	69.8	0.03%
^VBGB Uptown, LLC dba VBGB Beer Hall & Garden	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/8/2026	75.1	75.1	67.7	0.02%
^ScimTech Industries Inc dba Archer Aerospace	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	6/6/2026	10.7	10.7	9.7	—%
^Larry H. Patterson and Rainbow Movers, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	6/6/2026	20.1	20.1	18.2	0.01%
^Solvit Inc and Solvit North Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/3/2026	226.2	226.2	211.8	0.08%
^AP5 LLC dba Krauser's Food Store	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/2/2041	236.8	236.8	246.4	0.09%
^ATI Jet Inc	Air Transportation	Term Loan	Prime plus 2.75%	5/31/2026	460.4	460.4	430.3	0.15%
^Farmer Boy Diner Inc dba Farmer Boy Diner & Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/31/2026	44.4	44.4	45.3	0.02%
^Angelo Faia dba AVF Construction	Construction of Buildings	Term Loan	Prime plus 2.75%	5/27/2041	97.1	97.1	100.5	0.04%
^Premier Athletic Center of Ohio, Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/27/2026	77.7	77.7	79.3	0.03%
^Jack Frost Firewood Inc. and David Dubinsky	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/26/2041	201.0	201.0	207.0	0.07%
^Mersada Holdings LLC	Nonstore Retailers	Term Loan	Prime plus 2.75%	5/26/2026	299.6	299.6	305.9	0.11%
^Southwest Division Inc	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	5/26/2026	7.3	7.3	6.9	—%
^PennyLion LLC dba Creamistry	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/25/2026	72.8	72.8	67.1	0.02%
^International Kitchen Supply LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/25/2026	165.8	165.8	155.9	0.06%
^Groth Lumber Co. Inc. dba True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/25/2026	20.0	20.0	20.4	0.01%
^Powerspec Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/24/2026	77.7	77.7	70.0	0.03%
^Island Life Graphics Inc dba FASTSIGNS #576	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	5/24/2026	20.0	20.0	18.2	0.01%
^Horseshoe Barbecue, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/23/2029	12.4	12.4	12.8	—%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Elderfriend Inc dba Granny Nannies dba GN Live Scan	Social Assistance	Term Loan	Prime plus 2.75%	5/20/2026	11.3	11.3	10.2	—%
^National Air Cargo Holdings Inc	Air Transportation	Term Loan	Prime plus 2.75%	5/20/2026	1,109.5	1,109.5	1,118.9	0.40%
^Pro Auto Repair LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/20/2026	6.6	6.6	6.6	—%
^HBA LLC dba Palmetto Twist-Vista	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2026	17.2	17.2	15.9	0.01%
^J&A Laundromat Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/18/2026	59.9	59.9	55.1	0.02%
^Dedicated Incorporated	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/18/2041	45.3	45.3	47.3	0.02%
^J Harris Trucking, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	5/13/2026	38.3	38.3	36.3	0.01%
^FJN Catering Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/13/2041	256.2	256.2	272.6	0.10%
^LED Lighting Enterprises LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/13/2026	20.0	20.0	18.4	0.01%
^Studio Find It Georgia Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/13/2026	20.0	20.0	18.5	0.01%
^Pumpkin Patch Inc and Christine Feliciano and Antonio Feliciano	Social Assistance	Term Loan	Prime plus 2.75%	5/12/2041	129.1	129.1	133.4	0.05%
^The Delon Group LLC dba I Love Juice Bar	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/12/2026	19.3	19.3	17.4	0.01%
^Sabir Inc. dba Bear Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/11/2041	120.8	120.8	127.3	0.05%
^Gator D'Lites LLC dba D'Lites Emporium	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/5/2026	20.0	20.0	18.0	0.01%
^Warner Home Comfort, LLC dba Smith Piping	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/29/2041	80.3	80.3	83.0	0.03%
^Keller, Fishback & Jackson LLP	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/29/2026	115.0	115.0	117.5	0.04%
^Marc S. Rosenberg P.C. dba Mammuth and Rosenberg	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/29/2026	19.8	19.8	17.9	0.01%
^Euro Car Miami LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	4/29/2026	55.1	55.1	56.2	0.02%
^Hard Exercise Works Winter Park LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/29/2026	35.9	35.9	32.3	0.01%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^La Nopalera Mexicano 2, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/29/2026	79.5	79.5	81.2	0.03%
^Loriet LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	4/29/2026	6.6	6.6	6.0	—%
^May-Craft Fiberglass Products Inc	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	4/29/2041	240.8	240.8	257.5	0.09%
^Alpha Omega Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	4/29/2041	171.0	171.0	182.9	0.07%
^Scoler LLC dba Gold's Gym	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/29/2026	231.2	231.2	216.3	0.08%
^Empowerschool LLC and Empower Autism Academy, LLC	Social Assistance	Term Loan	Prime plus 2.75%	4/29/2041	147.8	147.8	158.0	0.06%
^Inner Beauty Salon and Suite LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/28/2041	63.2	63.2	67.2	0.02%
^Atlantic Restaurant Associates LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/28/2041	255.4	255.4	269.4	0.10%
^Costume World Inc	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	4/28/2041	1,219.4	1,219.4	1,304.0	0.47%
^Pecos Inn LLC dba Econo Lodge	Accommodation	Term Loan	Prime plus 2.75%	4/28/2041	657.0	657.0	692.9	0.25%
^Shepherd Appraisal Services LLC dba Property Damage Appraisers of Oklahoma	Real Estate	Term Loan	Prime plus 2.75%	4/28/2026	7.9	7.9	7.1	—%
^Knowledge First Inc dba Magic Years of Learning	Social Assistance	Term Loan	Prime plus 2.75%	4/27/2026	70.6	70.6	69.1	0.02%
^Green Country Filter Manufacturing LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	4/27/2026	75.4	75.4	69.4	0.02%
^Accent Comfort Services, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/26/2026	79.3	79.3	71.4	0.03%
^Homecare Casa Rhoda 123 Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2%	4/26/2041	654.6	654.6	656.7	0.24%
^Automotive Core Recycling, LLC and 828 Old Colony Road, LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	4/22/2041	243.2	243.2	244.5	0.09%
^McIntosh Trail Management Services Organization Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/22/2041	414.1	414.1	442.8	0.16%
^Jande Graphics LLC dba FastSigns #103201	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/21/2026	49.3	49.3	44.4	0.02%
^AAA Mill Direct, Inc. dba Carpet Mill Outlets	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	4/21/2026	6.9	6.9	7.1	—%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Miguel Fernando Borda, P.A. dba BGR Dental	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/15/2026	19.8	19.8	18.3	0.01%
^Sushiya Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/12/2026	77.1	77.1	71.7	0.03%
^Sierra Foothill Cremation & Funeral Service, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/7/2026	46.7	46.7	42.1	0.02%
^Waterfalls Quick Lube LLC and Veracruz Shabo LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/6/2041	268.2	268.2	281.0	0.10%
^KNS Early Learning Academy LLC	Social Assistance	Term Loan	Prime plus 2.75%	4/6/2041	49.7	49.7	51.1	0.02%
^Vehicle Safety Supply LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/31/2026	19.7	19.7	17.7	0.01%
^Men of Steel Enterprises LLC and Vogelbacher Properties LLC	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/31/2041	382.2	382.2	379.9	0.14%
^Gill Express Inc and Blue Speed LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/31/2041	503.2	503.2	521.2	0.19%
^Dana A. Farley dba Independent Cabinets	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	3/31/2041	65.6	65.6	70.1	0.03%
^Christian Soderquist dba Soderquist Plumbing and Heating LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/31/2041	55.1	55.1	58.9	0.02%
^Duke's Cleaners Inc	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/31/2026	41.1	41.1	39.5	0.01%
^Farhad Brothers LLC dba Lulu's Pizzeria & Family Restaurant and Marvin	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/31/2026	54.8	54.8	49.3	0.02%
^Cameo Carter, MD A Professional Corporation dba The Garden Pediatric Group	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/31/2026	65.6	65.6	59.0	0.02%
^Gordon Rogers and Heidi Rogers dba Stone House Motor Inn	Accommodation	Term Loan	Prime plus 2.75%	3/30/2026	19.9	19.9	20.3	0.01%
^NOSO Development, LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	3/30/2026	163.9	163.9	147.5	0.05%
^Wyldewood Cellars, Inc.	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	3/30/2041	969.9	969.9	977.8	0.35%
^Tom Sawyer Country Restaurant LLC and AM 3208 LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/30/2041	250.5	250.5	264.9	0.10%
^MTS Car Service LLC	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	3/30/2026	9.2	9.2	8.3	—%
^Beale Street Blues Company-West Palm Beach, LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	3/30/2026	82.0	82.0	75.4	0.03%
^Barrocas Gym LLC dba Snap Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/29/2026	17.4	17.4	16.6	0.01%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Vinmar Inc. dba Locanda Portofino	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/29/2026	71.0	71.0	63.9	0.02%
^Lust for Life Footwear, LLC	Leather and Allied Product Manufacturing	Term Loan	Prime plus 2.75%	3/29/2026	327.8	327.8	295.0	0.11%
^Atlantis of Daytona LLC and Pierre Mamane and Eva Mamane	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2%	3/29/2041	491.7	491.7	499.9	0.18%
^Marathon Engineering Corporation	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	3/28/2041	43.7	43.7	45.9	0.02%
^PHCDC1 LLC dba Quarter + Glory and Public House Collective, Corp.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/28/2026	43.8	43.8	41.3	0.01%
^ReNew Interior Surface Cleaning LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/28/2026	10.8	10.8	10.9	—%
^RCB Enterprises, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/25/2026	49.2	49.2	44.3	0.02%
^Revolution Physical Therapy LLC dba Apex Network Physical Therapy	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/25/2026	19.9	19.9	18.3	0.01%
^Excel RP Inc	Machinery Manufacturing	Term Loan	Prime plus 2.75%	3/25/2026	109.3	109.3	103.4	0.04%
^ActKnowledge, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/24/2026	109.3	109.3	111.5	0.04%
^International Construction Inc	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	3/24/2041	48.6	48.6	50.1	0.02%
^Lowgap Grocery & Grill LLC	General Merchandise Stores	Term Loan	Prime plus 2.75%	3/24/2041	162.7	162.7	173.9	0.06%
^Flooring Liquidators Inc and Premier Flooring Yonkers Inc and Flooring	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/24/2026	43.7	43.7	44.0	0.02%
^Acton Hardware LLC and Mark Allgood & Jamie Allgood	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/24/2041	484.7	484.7	491.8	0.18%
^Magnation Corporation and Misha Family Trust	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/22/2041	98.6	98.6	105.4	0.04%
^growth.period LLC and Potomac Recruiting LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/21/2026	136.6	136.6	122.9	0.04%
^Precious Care LLC and Precious Care Management LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/21/2026	488.0	488.0	441.6	0.16%
^Media Capital Partners, Inc	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	3/21/2026	19.7	19.7	17.7	0.01%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Taylors Zinn Enterprises Inc dba Eons Auto Care Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/18/2041	78.4	78.4	83.2	0.03%
^ERT Group Inc and Curt's Tools Inspection Inc	Support Activities for Mining	Term Loan	Prime plus 2.75%	3/18/2041	1,229.8	1,229.8	1,269.0	0.46%
^Kekoa Enterprises Inc dba Signarama Sandy	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/18/2026	43.3	43.3	38.9	0.01%
^Mariam Diner Inc dba Country Kitchen Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/18/2026	45.9	45.9	41.3	0.01%
^Brian T Rice dba BD Logging	Forestry and Logging	Term Loan	Prime plus 2.75%	3/17/2026	13.8	13.8	13.0	—%
^Demand Printing Solutions Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/16/2026	19.0	19.0	18.7	0.01%
^Evergreen Pallet LLC and Evergreen Recycle LLC	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	3/16/2026	918.7	918.7	864.7	0.31%
^K Soles Corp dba Max Collections	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/16/2026	19.7	19.7	17.7	0.01%
^LAN Doctors Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/16/2026	48.1	48.1	49.1	0.02%
^R & D Enterprises Inc dba My Pool Man	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/15/2026	43.7	43.7	39.3	0.01%
^Mustafa Inc and Raouf Properties LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/14/2041	73.0	73.0	77.2	0.03%
^HEWZ, LLC dba Hard Exercise Works	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/14/2026	19.6	19.6	17.7	0.01%
^Country Paint and Hardware Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/11/2026	76.4	76.4	70.0	0.03%
^Wilban LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/11/2026	94.2	94.2	92.6	0.03%
^Dupre Capital LLC dba Fastsigns	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	3/11/2026	51.1	51.1	45.9	0.02%
^Magill Truck Line LLC and Jeff J. Ralls	Truck Transportation	Term Loan	Prime plus 2.75%	3/11/2029	193.4	193.4	183.9	0.07%
^ABCs & 123s Infant and Child Care Center LP	Social Assistance	Term Loan	Prime plus 2.75%	3/11/2026	9.8	9.8	8.8	—%
^Accuair Control Systems LLC dba Accuair Suspension	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	3/11/2026	131.1	131.1	120.2	0.04%
^State Painting & Decorating Co., Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/10/2026	90.7	90.7	81.6	0.03%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^B.P.T.M. of NV LLC and Agentis Bros., LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/9/2041	510.0	510.0	529.5	0.19%
^Step Up Academy of the Arts LLC	Educational Services	Term Loan	Prime plus 2.75%	3/9/2026	7.0	7.0	6.3	—%
^A & A Auto Care LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/9/2026	10.8	10.8	10.7	—%
^Faith Summit Supply Inc dba Summit Supply and Summit True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/9/2026	19.7	19.7	18.7	0.01%
^Swerve Salon LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/8/2026	69.1	69.1	62.1	0.02%
^J & W Hardwood Flooring Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/7/2026	6.6	6.6	5.9	—%
^Labmates LLC and POV Holdings LLC	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/4/2041	106.1	106.1	113.4	0.04%
^Hueston and Company CPA LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/4/2026	7.1	7.1	6.5	—%
^Almost Home Daycare LLC	Social Assistance	Term Loan	Prime plus 2.75%	3/3/2026	45.0	45.0	45.2	0.02%
^Miles of Smiles Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/2/2026	83.3	83.3	76.3	0.03%
^Living Essentials HVAC Corp	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/28/2026	13.0	13.0	11.8	—%
^Consulting Solutions, Inc. and Mark Luciani	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/28/2026	9.8	9.8	9.9	—%
^Powerpits CS1, LLC dba Pita Pit	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2026	16.3	16.3	15.3	0.01%
^Drug Detection Laboratories, Inc. and Minh Tran	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/28/2026	17.2	17.2	15.7	0.01%
^Doxa Deo Inc dba Luv 2 Play	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2026	95.1	95.1	88.0	0.03%
^The River Beas, LLC dba Subway and Punam Singh	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2041	131.7	131.7	139.6	0.05%
^Blackstones Hairdressing LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/23/2026	45.4	45.4	41.2	0.01%
^Aaradhya LLC dba Market Square Laundry	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/23/2026	69.4	69.4	62.5	0.02%
^R-No-Landscaping LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/19/2026	7.2	7.2	6.6	—%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^BER Enterprise 332 Inc dba Edible Arrangements	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/19/2026	19.5	19.5	17.7	0.01%
^R & K Contracting Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/18/2026	13.7	13.7	13.8	—%
^Pacific Coast Medical Group LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/17/2026	212.5	212.5	216.8	0.08%
^B for Blonde, LLC dba Blo Blow Dry Bar	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/12/2026	54.4	54.4	49.1	0.02%
^Gilmore Heights Dental Holdings, LTD and Chas Rob LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/12/2029	282.2	282.2	271.5	0.10%
^Ei3 Corporation	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/12/2026	283.5	283.5	289.3	0.10%
^Jersey Shore Marina & Boat Sales, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/12/2041	607.0	607.0	648.7	0.23%
^Base USA, Inc.	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	2/2/2026	43.4	43.4	44.3	0.02%
^Zouk Ltd dba Palma	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/29/2026	19.4	19.4	19.8	0.01%
^Tammy Lavertue	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	1/28/2026	9.7	9.7	9.7	—%
^Wildflour Bakery & Cafe LLC	Social Assistance	Term Loan	Prime plus 2.75%	1/28/2026	53.8	53.8	54.3	0.02%
^SuzyQue's LLC dba SuzyQue's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/28/2026	19.4	19.4	19.8	0.01%
^New Image Building Services, Inc. dba The Maids serving Oakland	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/19/2026	71.6	71.6	67.0	0.02%
^Gendron Funeral and Cremation Services, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/11/2041	107.5	107.5	114.9	0.04%
^Dolarian Realty LLC and OV's Restaurant Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/5/2041	65.7	65.7	70.2	0.03%
^Lemonberry Food Stores Inc dba Lemonberry Frozen Yogurt	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/29/2025	96.1	96.1	89.1	0.03%
^MCF Forte LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/29/2025	16.0	16.0	14.5	0.01%
^Panditos LLC dba White Lotus Home	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/28/2025	13.6	13.6	12.2	—%
^Bright Dialysis LLC and Ft Pierce Kidney Care LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/28/2025	1,067.6	1,067.6	962.6	0.35%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^V2 Tango LLC dba Palette 22	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/23/2025	213.5	213.5	197.0	0.07%
^Ridge Road Equestrian LLC dba Ricochet Ridge Ranch Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/23/2040	99.0	99.0	103.4	0.04%
^800 on the Trax LLC and Matrix Z LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	12/23/2040	233.0	233.0	242.0	0.09%
^Joyce Outdoor Advertising Chicago LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/22/2040	291.8	291.8	301.7	0.11%
^The LAX Shop Inc	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	12/22/2025	83.5	83.5	85.1	0.03%
^Premier Athletic Center of Ohio Inc. and Gates Investments and Wade Gates	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/22/2028	792.9	792.9	817.1	0.29%
^Hattingh Incorporated dba Prosthetic Care Facility	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2025	15.4	15.4	14.4	0.01%
^G.W. Fitness Centers, LLC and J.G. Fitness LLC and NP Gym LLC and ANA	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/18/2040	990.3	990.3	1,057.7	0.38%
^Trip Consultants U.S.A. Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/18/2025	149.5	149.5	134.4	0.05%
^Jay Kevin Gremillion dba Dino Smiles Children's Cosmetic Dentistry	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/18/2025	64.0	64.0	58.9	0.02%
^Capital Scrap Metal LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/18/2025	29.7	29.7	27.1	0.01%
^Labmates LLC	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/18/2040	157.0	157.0	167.7	0.06%
^Abbondanza Market LLC dba Hampton Falls Village Market	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/18/2025	57.4	57.4	53.0	0.02%
^Accent Tag and Label Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	12/18/2040	640.6	640.6	667.4	0.24%
^Mustafa Inc dba Adiba Grocery	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/17/2025	88.7	88.7	90.4	0.03%
^Learning Skills LLC and Christopher Shrope	Educational Services	Term Loan	Prime plus 2.75%	12/17/2025	9.2	9.2	8.3	—%
^New York Home Health Care Equipment, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/16/2025	758.9	758.9	767.4	0.28%
^Moments to Remember USA LLC dba Retain Loyalty	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/16/2025	64.1	64.1	62.4	0.02%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^JAG Unit 1, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2025	213.5	213.5	192.0	0.07%
^Abitino's JFK LLC dba Abitino's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2022	98.1	98.1	91.4	0.03%
^Swalm Sreet LLC and New York Home Health Care Equipment LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/16/2040	363.7	363.7	384.7	0.14%
^SDA Holdings LLC and Les Cheveux Salon Inc	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/15/2040	417.7	417.7	429.7	0.15%
^Evans & Paul LLC and E&P Holdings I LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2025	106.8	106.8	98.6	0.04%
^Basista Family Limited Partnership and UPE, Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/14/2040	330.9	330.9	343.6	0.12%
^DC Enterprises Ltd. dba Lakeview True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/14/2025	19.2	19.2	19.0	0.01%
^Tri-State Remodeling & Investments, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/11/2025	13.6	13.6	13.6	—%
^AGR Foodmart Inc dba Nashua Road Mobil	Gasoline Stations	Term Loan	Prime plus 2.75%	12/11/2025	19.2	19.2	18.9	0.01%
^Alexandra Afentoulides dba Vi's Pizza Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/11/2040	44.7	44.7	47.7	0.02%
^Cares, Inc dba Dumpling Grounds Day Care Center	Social Assistance	Term Loan	Prime plus 2.75%	12/10/2025	6.4	6.4	6.5	—%
^Custom Exteriors, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/9/2025	85.4	85.4	79.1	0.03%
^Sushiya, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/8/2025	92.9	92.9	86.3	0.03%
^My Jewels, LLC dba The UPS Store #6712	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/7/2025	30.2	30.2	27.2	0.01%
^Blue Ox Trucking Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	12/4/2025	2.5	2.5	2.5	—%
^Food & Fuel Company LLC dba Lowery Food Mart	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/4/2040	118.4	118.4	126.4	0.05%
^LC Blvd Holdings LLC and Mt Pleasant Wash & Wax LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/4/2040	486.4	486.4	510.5	0.18%
^American Campgrounds LLC dba Whit's End Campground	Accommodation	Term Loan	Prime plus 2.75%	12/4/2040	283.1	283.1	297.6	0.11%
^Tariq, LLC dba 76 Food Mart	Gasoline Stations	Term Loan	Prime plus 2.75%	12/2/2040	362.3	362.3	380.7	0.14%
^401 JJS, Corp and G. Randazzo's Trattoria Corporation	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/1/2040	51.3	51.3	53.2	0.02%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Delta Aggregate, LLC	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	11/30/2025	90.7	90.7	92.5	0.03%
^Hurshell Leon Dutton dba High Jump Party Rentals	Rental and Leasing Services	Term Loan	Prime plus 2.75%	11/30/2025	14.8	14.8	15.1	0.01%
^Japp Business Inc dba Pick and Eat and Japp Drink Corp.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/30/2025	106.1	106.1	99.5	0.04%
^Smokeyard Inc dba Smokeyard BBQ and Chop Shop	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/30/2025	105.9	105.9	97.0	0.03%
^DWeb Studio, Inc.	Educational Services	Term Loan	Prime plus 2.75%	11/25/2025	9.5	9.5	8.6	—%
^State Painting and Decorating Co Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/25/2025	61.2	61.2	55.1	0.02%
^Sambella Holdings, LLC and Strike Zone Entertainment Center LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/23/2040	738.3	738.3	784.0	0.28%
^Play and Learn Child Care and School Inc	Social Assistance	Term Loan	Prime plus 2.75%	11/23/2025	9.4	9.4	9.6	—%
^Ronny Ramirez RX Corp dba Naturxheal Family Pharmacy	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	11/20/2025	76.4	76.4	69.8	0.03%
^Haven Hospitality Group Inc. dba Haven Gastropub	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/20/2025	112.2	112.2	102.5	0.04%
^CNYP 717 Irondequoit LLC and CNYP 2002 Ontario LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/20/2040	236.8	236.8	236.1	0.08%
^S.B.B. Enterprises Inc dba Williamston Hardware	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/19/2040	104.7	104.7	104.6	0.04%
^Key Pix Productions Inc. dba Air Bud Entertainment	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	11/18/2040	608.0	608.0	649.4	0.23%
^E.S.F.P. LLC dba Volusia Van and Storage	Truck Transportation	Term Loan	Prime plus 2.75%	11/11/2025	75.4	75.4	69.2	0.02%
^Green Life Lawnscapes LLC dba Green Life Lawn Care	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/6/2025	110.3	110.3	110.9	0.04%
^Jumbomarkets Inc dba Rines Jumbomarkets	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/4/2025	259.4	259.4	260.5	0.09%
^Bisson Transportation Inc dba I & R Associates and Document Security	Truck Transportation	Term Loan	Prime plus 2.75%	10/30/2025	18.9	18.9	18.5	0.01%
^L.M. Jury Enterprises, Inc dba Midwest Monograms	Textile Product Mills	Term Loan	Prime plus 2.75%	10/28/2025	65.7	65.7	60.0	0.02%
^Top Cat Ready Mix, LLC, Ples Investments LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/28/2025	597.3	597.3	554.1	0.20%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Windsor Direct Distribution LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	10/26/2025	12.0	12.0	10.8	—%
^Financial Network Recovery	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/26/2025	33.6	33.6	30.2	0.01%
^Tannehill Enterprises Inc dba Hobbytown USA Folsom	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	10/14/2025	73.4	73.4	66.0	0.02%
^ADMO Inc dba Mid States Equipment	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	10/8/2025	18.9	18.9	17.4	0.01%
^Recycling Consultants, Inc. and Prairie State Salvage and Recycling Inc	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/30/2027	668.0	668.0	634.2	0.23%
^SCJEN Management Inc dba Bowl of Heaven	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2025	60.0	60.0	53.9	0.02%
^Naeem Khan LTD	Apparel Manufacturing	Term Loan	Prime plus 2.75%	9/30/2025	104.1	104.1	93.5	0.03%
^Accent Homes Services LLC dba Benjamin Franklin Plumbing of Kansas City	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/30/2028	58.8	58.8	59.1	0.02%
^Bat Bridge Investments Inc dba Kalologie 360 Spa	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/30/2025	72.7	72.7	65.3	0.02%
^Binky's Vapes LLC	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/30/2025	18.7	18.7	16.8	0.01%
^Barub Realty LLC and Barub LLC dba Woodlawn Cabinets	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	9/30/2040	137.5	137.5	146.6	0.05%
^R.H. Hummer Jr., Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	9/30/2025	324.3	324.3	321.5	0.12%
^Greensward of Marco Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/28/2040	84.1	84.1	87.0	0.03%
^RIM Investments LLC and RIM Architects LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/28/2040	383.5	383.5	395.2	0.14%
^The Grasso Companies LLC and Grasso Pavement Maintenance LLC	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/28/2025	428.0	428.0	435.8	0.16%
^Sandlot Ventures LLC and Sandbox Ventures LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/25/2040	426.0	426.0	434.1	0.16%
^Yachting Solutions LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/25/2040	925.2	925.2	941.5	0.34%
^Prestigious LifeCare for Seniors LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/25/2025	8.2	8.2	7.9	—%
^Daniel W. Stark dba Mountain Valley Lodge and RV Park	Accommodation	Term Loan	Prime plus 2.75%	9/25/2040	13.0	13.0	13.8	—%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^St Lawrence Hotel Corp and Oheka Catering Inc dba Quality Inn	Accommodation	Term Loan	Prime plus 2.75%	9/24/2040	600.8	600.8	625.4	0.22%
^Hagerstown Muffler, Inc. and JMS Muffler, Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/24/2040	314.8	314.8	336.0	0.12%
^J.R. Wheeler Corporation dba Structurz Exhibits and Graphics	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/24/2025	17.5	17.5	17.9	0.01%
^Rutledge Enterprises Inc dba BLC Property Management	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/23/2040	59.6	59.6	62.1	0.02%
^Finish Strong Inc dba FASTSIGNS St Peters	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	9/23/2025	41.7	41.7	37.4	0.01%
^J3K LLC dba Ronan True Value Hardware	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/23/2025	127.1	127.1	114.1	0.04%
^Nova Solutions Inc	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	9/22/2040	307.6	307.6	320.5	0.12%
^Pine Belt Wood Products LLC	Forestry and Logging	Term Loan	Prime plus 2.75%	9/22/2040	157.4	157.4	154.5	0.06%
^Sound Manufacturing Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/21/2025	41.6	41.6	39.1	0.01%
^IIoka Inc dba New Cloud Networks	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/21/2025	556.8	556.8	500.0	0.18%
^Vanderhoof LLC dba Soxfords	Apparel Manufacturing	Term Loan	Prime plus 2.75%	9/18/2025	13.2	13.2	11.9	—%
^MiJoy Inc dba Imo's Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/18/2025	6.9	6.9	6.2	—%
^Naeem Khan LTD	Apparel Manufacturing	Term Loan	Prime plus 2.75%	9/17/2025	104.2	104.2	93.5	0.03%
^Import Car Connection Inc dba Car Connection	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/16/2040	391.7	391.7	415.0	0.15%
^FirstVitals Health and Wellness Inc	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/15/2025	125.0	125.0	112.2	0.04%
^Almost Home Daycare LLC	Social Assistance	Term Loan	Prime plus 2.75%	9/11/2025	53.7	53.7	54.5	0.02%
^Veliu LLC dba FASTSIGNS #15901	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	9/10/2025	42.2	42.2	38.8	0.01%
^B and A Friction Materials Inc	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/9/2025	82.6	82.6	74.2	0.03%
^Gardner's Wharf Holdings LLC and Gardner's Wharf Seafood Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	9/8/2040	134.6	134.6	143.6	0.05%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^AIG Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/4/2040	349.7	349.7	352.6	0.13%
^Empower Autism Academy	Social Assistance	Term Loan	Prime plus 2.75%	9/4/2040	658.5	658.5	702.8	0.25%
^Higher Grounds Community Coffeehouse, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/2/2025	6.9	6.9	6.4	—%
^Delray Scrap Recycling LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	8/31/2025	18.4	18.4	16.5	0.01%
^The Camera House Inc	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	8/31/2025	1,041.2	1,041.2	998.9	0.36%
^LAN Doctors Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/28/2025	67.1	67.1	64.0	0.02%
^Elite Institute LLC dba Huntington Learning Center	Educational Services	Term Loan	Prime plus 2.75%	8/28/2025	12.5	12.5	11.3	—%
^J and K Fitness L.L.C. dba Physiques Womens Fitness Center	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2041	91.1	91.1	95.9	0.03%
^Zephyr Seven Series LLC dba 18/8 Fine Men's Salon	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/28/2025	69.6	69.6	63.7	0.02%
^B and J Catering Inc dba Culinary Solutions	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/27/2040	532.9	532.9	544.2	0.20%
^3000 CSI Property LLC and Consulting Solutions Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/20/2040	132.3	132.3	139.9	0.05%
^God Be Glorified Inc dba GBG Inc	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	8/20/2025	43.8	43.8	39.3	0.01%
^GDP Gourmet LLC dba Joe and John's Pizza Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/19/2040	139.1	139.1	144.2	0.05%
^Gold Jet Corp.	Couriers and Messengers	Term Loan	Prime plus 2.75%	8/14/2025	59.5	59.5	56.7	0.02%
^SKJ Inc dba Subway	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/13/2025	70.0	70.0	63.6	0.02%
^LP Industries Inc dba Childforms	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	7/29/2025	102.4	102.4	100.0	0.04%
^Pauley Tree and Lawn Care Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/28/2025	53.8	53.8	50.7	0.02%
^Beale Street Blues Company-West Palm Beach LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	7/24/2025	54.3	54.3	50.3	0.02%
^Forever & Always of Naples Inc dba Island Animal Hospital	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/24/2025	80.9	80.9	77.7	0.03%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Smart Artists Inc.	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	7/23/2025	18.4	18.4	16.6	0.01%
^Free Ion Advisors LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/21/2025	52.6	52.6	47.3	0.02%
^Murrayville Donuts, Inc dba Dunkin' Donuts	Food and Beverage Stores	Term Loan	Prime plus 2.75%	7/15/2040	333.8	333.8	340.8	0.12%
^Union 2 LLC dba The Standard	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/10/2025	80.3	80.3	77.3	0.03%
^Thrifty Market, Inc. dba Thrifty Foods	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/30/2030	234.9	234.9	238.7	0.09%
^Danny V, LLC dba Hugo's Taproom	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2040	44.3	44.3	47.1	0.02%
^Anglin Cultured Stone Products LLC dba Anglin Construction	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/30/2025	228.8	228.8	227.8	0.08%
^Jonathan E Nichols and Nichols Fire and Security LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/30/2025	60.9	60.9	62.1	0.02%
^BJ's Tavern LLC and BJ's Cabana Bar Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2040	203.2	203.2	219.3	0.08%
^Myclean Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/29/2025	12.9	12.9	12.7	—%
^Summit Beverage Group LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	8/29/2030	261.7	261.7	267.9	0.10%
^Advanced Skincare Medcenter Inc dba Advanced Skincare Surgery	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/29/2025	274.0	274.0	270.3	0.10%
^CEM Autobody LLC dba Dawn's Autobody	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/26/2040	129.6	129.6	139.0	0.05%
^TJU-DGT Inc dba The Lorenz Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/26/2029	18.2	18.2	19.1	0.01%
^Jihan Inc dba ARCO AM/PM and Diana Inc dba Diana's Recycling	Gasoline Stations	Term Loan	Prime plus 2.75%	6/26/2040	363.4	363.4	391.2	0.14%
^SofRep, Inc dba Force 12 Media	Other Information Services	Term Loan	Prime plus 2.75%	6/26/2025	53.8	53.8	52.7	0.02%
^E & G Enterprises LLC dba Comfort Keepers	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/26/2025	18.3	18.3	17.9	0.01%
^Ohs Auto Body, Inc. dba Ohs Body Shop	Repair and Maintenance	Term Loan	7.465%	6/25/2040	1,167.1	1,167.1	1,251.2	0.45%
^Wolf Enviro Interests, LLC and Enviromax Services Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/25/2040	236.2	236.2	250.2	0.09%
^Evinger PA One, Inc. dba Postal Annex, Falcon	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/24/2025	18.3	18.3	18.3	0.01%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Richards Plumbing and Heating Co., Inc. dba Richards Mechanical	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/23/2040	527.6	527.6	575.2	0.21%
^RJI Services, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/23/2025	18.1	18.1	17.7	0.01%
^Real Help LLC dba Real Help Decorative Concrete	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/22/2025	43.1	43.1	44.4	0.02%
^PM Cassidy Enterprises, Inc. dba Junk King	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/19/2025	12.1	12.1	11.9	—%
^KRN Logistics, LLC and Newsome Trucking, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	6/19/2025	448.4	448.4	450.6	0.16%
^Inverted Healthcare Staffing of Florida LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/18/2025	49.7	49.7	48.8	0.02%
^Flooring Liquidators Inc and Flooring Liquidators of Mt Kisco LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/17/2025	378.7	378.7	389.6	0.14%
^AM PM Properties, LLC and AM PM Willington, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/17/2040	83.0	83.0	90.2	0.03%
^Nelson Sargsyan dba HDA Trucking	Support Activities for Transportation	Term Loan	Prime plus 2.75%	6/16/2025	105.9	105.9	103.8	0.04%
^Bizzare Foods Inc dba Trooper Foods	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/12/2025	95.6	95.6	93.8	0.03%
^Mirage Plastering Inc and Mpire LLC and Mpire II LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/12/2040	132.7	132.7	139.0	0.05%
^Anturio Marketing Inc dba Logic Consulting	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/12/2040	277.6	277.6	302.6	0.11%
^Eldredge Tavern LLC dba Gonyea's Tavern	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/8/2040	53.8	53.8	58.6	0.02%
^Nicor LLC dba Fibrenew Sacramento	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/5/2022	9.7	9.7	9.4	—%
^Chitalian Fratelli LLC dba Francesca Brick Oven Pizza and Pasta	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/5/2025	12.7	12.7	12.5	—%
^ViAr Visual Communications, Inc. dba Fastsigns 281701	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/5/2025	50.3	50.3	49.8	0.02%
^Video Vault & Tanning LLC and Mosaic Salon LLC	Rental and Leasing Services	Term Loan	Prime plus 2.75%	6/4/2040	86.6	86.6	94.4	0.03%
^Medworxs LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/3/2025	101.5	101.5	99.8	0.04%
^XCESSIVE THROTTLE, INC dba Jake's Roadhouse	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2025	6.7	6.7	6.5	—%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Villela CPA PL	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/27/2025	7.2	7.2	7.2	—%
^God is Good LLC dba BurgerFi	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/27/2025	11.4	11.4	11.8	—%
^Douglas Posey and Sally Watkinson dba Audrey's Farmhouse	Accommodation	Term Loan	Prime plus 2.75%	5/20/2040	166.2	166.2	180.0	0.06%
^Pen Tex Inc dba The UPS Store	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/20/2025	17.7	17.7	17.4	0.01%
^Capstone Pediatrics PLLC and Capstone Healthcare Consulting LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/15/2025	579.6	579.6	573.0	0.21%
^15 McArdle LLC and No Other Impressions Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/15/2040	245.5	245.5	261.7	0.09%
^Guard Dogs MFS LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/8/2025	52.3	52.3	51.5	0.02%
^George S Cochran DDS Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/7/2025	105.1	105.1	103.1	0.04%
^South Park Properties LLC and Midlothian Hardware LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/6/2040	161.7	161.7	176.2	0.06%
^Matthew Taylor and Landon Farm LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/4/2040	96.1	96.1	101.0	0.04%
^Cares Inc dba Dumpling Grounds Day Care Center	Social Assistance	Term Loan	Prime plus 2.75%	5/1/2040	77.3	77.3	84.3	0.03%
^Orchid Enterprises Inc dba Assisting Hands of Sussex County	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/24/2025	12.0	12.0	11.7	—%
^Ragazza Restaurant Group, Inc. dba Bambolina	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/21/2025	17.2	17.2	17.1	0.01%
^Diamond Solutions LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	4/21/2025	17.0	17.0	16.7	0.01%
^Giacchino Maritime Consultants Inc	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/17/2025	17.9	17.9	17.6	0.01%
^Sound Coaching Inc	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	4/14/2025	35.4	35.4	34.7	0.01%
^Faramarz Nikourazm dba Car Clinic Center	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/3/2040	70.1	70.1	75.4	0.03%
^Advance Case Parts RE Holdings LLC and Advance Case Parts Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/31/2040	707.0	707.0	751.1	0.27%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^T and B Boots Inc dba Takken's Shoes	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	3/31/2025	130.3	130.3	134.3	0.05%
^Havana Central NJ1, LLC dba Havana Central	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/31/2025	218.9	218.9	225.2	0.08%
^Mid-South Lumber Co. of Northwest Florida, Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/31/2040	407.8	407.8	432.3	0.16%
^Copper Beech Financial Group LLC	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	3/30/2025	98.8	98.8	99.4	0.04%
^Delta Aggregate LLC	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	3/30/2025	78.9	78.9	81.3	0.03%
^Sunset Marine Resort LLC and GoXpeditions LLC	Accommodation	Term Loan	Prime plus 2.75%	3/27/2040	287.0	287.0	312.7	0.11%
^Foresite Realty Partners LLC and Foresite Real Estate Holdings LLC	Real Estate	Term Loan	Prime plus 2.75%	3/27/2025	979.0	979.0	958.7	0.34%
^Shellhorn and Hill Inc dba Total Fleet Service	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/27/2040	985.7	985.7	1,044.9	0.38%
^Shorr Enterprises Inc dba New Design Furniture Manufacturers	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	3/27/2025	84.3	84.3	85.2	0.03%
^Geo Los Angeles LLC dba Geo Film Group	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/26/2025	102.8	102.8	103.7	0.04%
^Joyce Outdoor Advertising NJ LLC and Joyce Outdoor Advertising LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/26/2040	51.4	51.4	55.8	0.02%
^Zero-In Media Inc	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	3/25/2025	17.8	17.8	17.4	0.01%
^Carpet Exchange of North Texas Inc and Clyde E. Cumbie Jr	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	3/25/2040	770.5	770.5	838.3	0.30%
^Loriet LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/24/2025	9.5	9.5	9.3	—%
^Shelton Incorporated dba Mrs. Winners	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/20/2040	107.0	107.0	116.5	0.04%
^Jaymie Hazard dba Indigo Hair Studio and Day Spa	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/20/2040	41.1	41.1	44.1	0.02%
^R & R Security and Investigations Inc dba Pardners Lake Buchanan	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/19/2040	81.3	81.3	88.5	0.03%
^MMS Realty, LLC and Molecular MS Diagnostics LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/18/2040	152.9	152.9	163.7	0.06%
^Royal Crest Motors LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/16/2040	86.8	86.8	93.4	0.03%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^BND Sebastian Limited Liability Company and Sebastian Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/16/2040	164.1	164.1	177.5	0.06%
^Douglas Printy Motorsports, Inc. dba Blackburn Trike	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/9/2040	182.4	182.4	195.3	0.07%
^Luigi's on Main LLC and Luigi's Main Street Pizza Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/4/2025	8.9	8.9	9.2	—%
^Baystate Firearms and Training, LLC	Educational Services	Term Loan	Prime plus 2.75%	2/27/2025	49.5	49.5	48.7	0.02%
^Kingseal LLC dba Desoto Health and Rehab Center	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	2/26/2040	1,192.7	1,192.7	1,299.2	0.47%
^Pace Motor Lines, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	2/26/2025	51.7	51.7	53.3	0.02%
^Nelson Financial Services LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/24/2025	9.8	9.8	9.5	—%
^Kiddie Steps 4 You Inc.	Social Assistance	Term Loan	Prime plus 2.75%	2/19/2040	58.9	58.9	63.0	0.02%
^Triangle Trash LLC dba Bin There Dump That	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	2/18/2025	58.2	58.2	58.4	0.02%
^Silva Realty Holdings, LLC and MF-Silva Enterprises, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/11/2040	163.0	163.0	174.3	0.06%
^740 Barry Street Realty LLC and Wild Edibles Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	2/10/2040	467.6	467.6	509.4	0.18%
^Kostekos Inc dba New York Style Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/6/2040	63.0	63.0	67.7	0.02%
^DuCharme Realty LLC and DuCharme Enterprises LLC	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	2/2/2040	213.8	213.8	227.8	0.08%
^Dean 1021 LLC dba Pure Pita	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/29/2025	63.4	63.4	62.5	0.02%
^Limameno LLC dba Sal's Italian Ristorante	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/23/2025	64.6	64.6	63.9	0.02%
^Palmabak Inc dba Mami Nora's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/22/2025	12.4	12.4	12.8	—%
^Jung Design Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/20/2022	5.4	5.4	5.2	—%
^Grand Blanc Lanes, Inc. and H, H and H, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/31/2039	126.0	126.0	136.8	0.05%
^Bear Creek Entertainment, LLC dba The Woods at Bear Creek	Accommodation	Term Loan	Prime plus 2.75%	12/30/2024	85.4	85.4	87.9	0.03%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Evans and Paul LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/30/2024	172.0	172.0	176.2	0.06%
^FHJE Ventures LLC and Eisenreich II Inc dba Breakneck Tavern	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/30/2039	233.6	233.6	248.2	0.09%
^First Prevention and Dialysis Center, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/30/2024	221.9	221.9	225.7	0.08%
^Bowlerama Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/24/2039	1,139.4	1,139.4	1,240.2	0.45%
^401 JJS Corporation and G. Randazzo Corporation	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/23/2039	452.7	452.7	489.7	0.18%
^The Lodin Group LLC and Lodin Health Imaging Inc dba Highlands Breast	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/23/2039	501.7	501.7	531.9	0.19%
^Thermoplastic Services Inc and Paragon Plastic Sheet, Inc	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	12/23/2039	473.1	473.1	514.9	0.18%
^Atlantis of Daytona LLC and Ocean Club Sportswear Inc	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	12/23/2039	194.1	194.1	211.3	0.08%
^Beale Street Blues Company-West Palm Beach, LLC dba Lafayette Music Hall	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/22/2024	144.2	144.2	143.5	0.05%
^MM and M Management Inc dba Pizza Artista	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/19/2025	36.7	36.7	36.2	0.01%
^B.S. Ventures LLC dba Dink's Market	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/19/2039	50.9	50.9	55.4	0.02%
^The Jewelers Inc. dba The Jewelers of Las Vegas	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	12/19/2024	961.0	961.0	943.3	0.34%
^Will Zac Management LLC dba Papa John's	Food Services and Drinking Places	Term Loan	6.25%	12/19/2024	130.7	121.7	134.5	0.05%
^B & W Towing, LLC and Boychucks Fuel LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/17/2039	155.5	155.5	166.1	0.06%
^All American Games, LLC and Sportslink - The Game, LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/10/2024	307.5	307.5	306.9	0.11%
^Kemmer LLC and Apples Tree Top Liquors LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/4/2039	130.9	130.9	139.3	0.05%
^The Red Pill Management, Inc. dba UFC Gym Matthews	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	11/26/2024	42.0	42.0	41.8	0.02%
^Teamnewman Enterprises LLC dba Newmans at 988 and John H. Newman	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/25/2039	141.5	141.5	151.5	0.05%
^DeRidder Chiropractic LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/25/2024	10.1	10.1	10.3	—%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Modern Manhattan LLC	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	11/25/2024	167.5	167.5	164.7	0.06%
^Legacy Estate Planning Inc dba American Casket Enterprises	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/21/2024	32.0	32.0	31.3	0.01%
^J&D Resources, LLC dba Aqua Science	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/21/2024	578.9	578.9	570.4	0.20%
^DC Real LLC and DC Enterprises LTD dba Lakeview True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/20/2039	113.3	113.3	122.5	0.04%
^MLM Enterprises LLC and Demand Printing Solutions Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/18/2024	53.7	53.7	54.4	0.02%
^JEJE Realty LLC and La Familia Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/10/2039	171.2	171.2	184.3	0.07%
^Joey O's LLC and Jennifer Olszewski	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/7/2024	0.7	0.7	0.7	—%
^Heartland American Properties LLC and Skaggs RV Outlet LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/31/2039	451.5	451.5	487.6	0.18%
^Golden Transaction Corporation dba Bleh Sunoco	Gasoline Stations	Term Loan	Prime plus 2.75%	10/30/2039	147.7	147.7	160.1	0.06%
^Seelan Inc dba Candleridge Market	Gasoline Stations	Term Loan	Prime plus 2.75%	10/27/2039	85.3	85.3	91.4	0.03%
^Navdeep B Martins and Busy Bubbles LLC dba Wishy Washy	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/24/2039	84.0	84.0	89.4	0.03%
^One Hour Jewelry Repair Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/14/2024	15.5	15.5	15.2	0.01%
^DNT Storage and Properties LLC	Real Estate	Term Loan	Prime plus 2.75%	10/10/2039	95.9	95.9	104.0	0.04%
^Sound Manufacturing Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/10/2024	141.3	141.3	140.5	0.05%
^Return to Excellence, Inc. dba The Waynesville Inn Golf & Spa	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/10/2039	1,192.8	1,192.8	1,298.3	0.47%
^Smith Spinal Care Center P.C. and James C. Smith	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/8/2039	56.6	56.6	61.0	0.02%
^Doctors Express Management of Central Texas LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/8/2024	70.0	70.0	71.6	0.03%
^Michael Rey Jr. and Lynn J. Williams and GIG Petcare	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/3/2039	116.8	116.8	126.5	0.05%
^Sumad LLC dba BrightStar Care of Encinitas	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/2/2024	40.1	40.1	41.2	0.01%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Roccos LLC and Sullo Pantalone Inc dba Rocco's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2039	240.6	240.6	256.9	0.09%
^Keller Holdings LLC and David H Keller III and Carie C Keller	Scenic and Sightseeing Transportation	Term Loan	Prime plus 2.75%	9/30/2039	94.1	94.1	102.2	0.04%
^Orange County Insurance Brokerage Inc dba Beaty Insurance Agency	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	9/29/2039	306.9	306.9	333.8	0.12%
^The Woods at Bear Creek LLC and Bear Creek Entertainment LLC	Accommodation	Term Loan	Prime plus 2.75%	9/29/2039	489.6	489.6	532.5	0.19%
^Gordon E Rogers dba Stonehouse Motor Inn	Accommodation	Term Loan	Prime plus 2.75%	9/26/2039	54.1	54.1	58.8	0.02%
^Auto Shine Carwash Inc and AKM R. Hossain and Jessica F. Masud	Gasoline Stations	Term Loan	Prime plus 2.75%	9/26/2024	16.8	16.8	16.6	0.01%
^Keys Phase One LLC dba The Grand Guesthouse	Accommodation	Term Loan	Prime plus 2.75%	9/26/2039	696.2	696.2	752.3	0.27%
^6 Price Avenue, LLC and Pauley Tree & Lawn Care, Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/24/2039	432.6	432.6	456.4	0.16%
^North Columbia LLC and Loop Liquor and Convenience Store LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/24/2039	150.0	150.0	162.0	0.06%
^Andrene's LLC dba Andrene's Caribbean Soul Food Carry Out	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/23/2024	23.4	23.4	22.9	0.01%
^Ryan Crick and Pamela J. Crick and Crick Enterprises Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2039	136.9	136.9	148.9	0.05%
^Modern Leather Goods Repair Shop Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2024	43.4	43.4	42.4	0.02%
^Tavern Properties LLC and Wildwood Tavern LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/15/2039	402.5	402.5	434.3	0.16%
^Animal Intrusion Prevention Systems Holding Company, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/15/2024	204.5	204.5	204.1	0.07%
^KW Zion, LLC and Key West Gallery Inc	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/12/2039	1,176.2	1,176.2	1,270.9	0.46%
^Indy East Smiles Youth Dentistry LLC dba Prime Smile East	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/11/2024	470.6	470.6	460.7	0.17%
^B&P Diners LLC dba Engine House Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/10/2024	59.7	59.7	58.4	0.02%
^Feel The World Inc dba Xero Shoes and Invisible Shoes	Leather and Allied Product Manufacturing	Term Loan	Prime plus 2.75%	9/5/2024	38.8	38.8	38.2	0.01%
^Delta Aggregate LLC	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	8/28/2039	859.0	859.0	934.3	0.34%
^Lamjam LLC, Goldsmith Lambros Inc	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	8/27/2024	100.0	100.0	102.8	0.04%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Orange County Cleaning Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/27/2024	23.5	23.5	22.9	0.01%
^Qycell Corporation	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	8/26/2024	89.3	89.3	89.7	0.03%
^Atlas Auto Body Inc dba Atlas Auto Sales	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/22/2039	48.4	48.4	51.9	0.02%
^Katie Senior Care LLC dba Home Instead Senior Care	Social Assistance	Term Loan	Prime plus 2.75%	8/15/2024	91.9	91.9	89.8	0.03%
^Alpha Preparatory Academy LLC	Social Assistance	Term Loan	Prime plus 2.75%	8/15/2039	136.9	136.9	148.9	0.05%
^S&P Holdings of Daytona LLC, S&P Corporation of Daytona Beach	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	8/15/2039	384.5	384.5	418.2	0.15%
^Hamer Road Auto Salvage, LLC and Scott T. Cook and Nikki J. Cook	Motor Vehicle and Parts Dealers	Term Loan	6%	8/8/2039	177.0	177.0	192.5	0.07%
^Almost Home Property LLC and Almost Home Daycare LLC	Social Assistance	Term Loan	Prime plus 2.75%	8/7/2039	677.8	677.8	734.8	0.26%
^AGV Enterprises LLC dba Jet's Pizza #42	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2024	40.1	40.1	39.5	0.01%
^iFood, Inc. dba Steak N Shake	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2024	288.2	288.2	289.1	0.10%
^575 Columbus Avenue Holding Company, LLC and LA-ZE LLC dba EST EST EST	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/30/2039	20.4	20.4	22.1	0.01%
^Honeyspot Investors LLP and Pace Motor Lines Inc	Truck Transportation	Term Loan	Prime plus 2.75%	7/24/2039	140.6	140.6	152.9	0.05%
^Miss Cranston Diner II, LLC and Miss Cranston II Realty LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/17/2039	95.8	95.8	103.2	0.04%
^AMG Holding, LLC and Stetson Automotive, Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/30/2039	194.6	194.6	213.9	0.08%
^Highway Striping Inc	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	6/30/2024	38.5	38.5	39.3	0.01%
^Lisle Lincoln II Limited Partnership dba Lisle Lanes LP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/30/2024	72.3	72.3	74.8	0.03%
^Honeyspot Investors LLP and Pace Motor Lines Inc	Truck Transportation	Term Loan	Prime plus 2.75%	6/30/2039	820.1	820.1	901.2	0.32%
^iFood, Inc. dba Steak N Shake	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2039	590.9	590.9	643.1	0.23%
^FHJE Ventures LLC and Eisenreich II Inc. dba Breakneck Tavern	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/27/2039	301.1	301.1	329.8	0.12%
^Zinger Hardware and General Merchant Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/26/2024	45.0	45.0	46.5	0.02%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^JPM Investments LLC and Carolina Family Foot Care P.A.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/26/2039	132.6	132.6	145.4	0.05%
^Nikobella Properties LLC and JPO Inc dba Village Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/25/2039	449.3	449.3	492.3	0.18%
^Big Sky Plaza LLC and Strickland, Incorporated dba Livingston True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/20/2039	218.4	218.4	239.2	0.09%
^510 ROK Realty LLC dba ROK Health and Fitness and Robert N. D'urso	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/19/2024	251.4	251.4	259.9	0.09%
^Nirvi Enterprises LLC dba Howard Johnson / Knights Inn	Accommodation	Term Loan	Prime plus 2.75%	6/17/2039	861.0	861.0	946.2	0.34%
^Global Educational Delivery Services LLC	Educational Services	Term Loan	Prime plus 2.75%	6/16/2024	43.9	43.9	45.4	0.02%
^Rainbow Dry Cleaners	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/13/2024	90.5	90.5	92.5	0.03%
^NVR Corporation dba Discount Food Mart	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/11/2039	61.7	61.7	67.8	0.02%
^Sico & Walsh Insurance Agency Inc and The AMS Trust	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	6/6/2039	87.8	87.8	96.5	0.03%
^Sujata Inc dba Stop N Save Food Mart and Dhruvesh Patel	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/3/2024	16.3	16.3	16.6	0.01%
^Long Island Barber + Beauty LLC	Educational Services	Term Loan	Prime plus 2.75%	6/2/2039	51.9	51.9	56.8	0.02%
^CJR LLC, and PowerWash Plus, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/30/2024	37.9	37.9	39.1	0.01%
^Pocono Coated Products, LLC	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/30/2024	16.1	16.1	16.6	0.01%
^Wilton Dental Care P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/29/2024	93.7	93.7	95.3	0.03%
^EGM Food Services Inc dba Gold Star Chili	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2024	13.8	13.8	14.1	0.01%
^Jonesboro Health Food Center LLC	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	5/27/2024	43.0	43.0	43.7	0.02%
^Hae M. and Jin S. Park dba Buford Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/15/2039	154.8	154.8	169.1	0.06%
^The River Beas LLC and Punam Singh	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/8/2039	84.6	84.6	92.7	0.03%
^AS Boyals LLC dba Towne Liquors	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/29/2039	101.5	101.5	111.5	0.04%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Gerami Realty, LC, Sherrill Universal City Corral, LP	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/23/2027	62.9	62.9	65.9	0.02%
^Complete Body & Paint, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/23/2039	19.5	19.5	21.4	0.01%
^Island Wide Realty LLC and Long Island Partners, Inc.	Real Estate	Term Loan	Prime plus 2.75%	4/22/2039	96.8	96.8	106.4	0.04%
^Wilshire Media Systems Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/17/2024	132.1	132.1	134.7	0.05%
^1899 Tavern & Tap LLC and Ale House Tavern & Tap LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/9/2039	127.2	127.2	139.6	0.05%
^Dantanna's Tavern LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2024	117.7	117.7	120.4	0.04%
^Little People's Village II LLC and Iliopoulos Realty LLC	Social Assistance	Term Loan	Prime plus 2.75%	3/31/2039	86.2	86.2	94.0	0.03%
^Hodges Properties LLC and Echelon Enterprises Inc dba Treads Bicycle	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	3/31/2039	417.7	417.7	457.7	0.16%
^Little People's Village II LLC and Iliopoulos Realty LLC	Social Assistance	Term Loan	Prime plus 2.75%	3/31/2039	95.1	95.1	103.7	0.04%
^Eagle Aggregate Transportation, LLC and Eagle Pneumatic Transport LLC	Truck Transportation	Term Loan	Prime plus 2.75%	3/31/2024	522.7	522.7	537.3	0.19%
^Kemmer, LLC and Pitts Package Store, Inc.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/31/2039	109.5	109.5	118.9	0.04%
^Lake Area Autosound LLC and Ryan H. Whittington	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	7/28/2039	118.0	118.0	129.2	0.05%
^Wilban LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/28/2039	402.7	402.7	440.9	0.16%
^Knowledge First Inc dba Magic Years of Learning and Kimberly Knox	Social Assistance	Term Loan	Prime plus 2.75%	3/21/2039	135.1	135.1	147.5	0.05%
^636 South Center Holdings, LLC and New Mansfield Brass and Aluminum Co	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	3/20/2039	72.6	72.6	79.7	0.03%
^Cormac Enterprises and Wyoming Valley Beverage Incorporated	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/20/2039	103.2	103.2	113.3	0.04%
^Kinisi, Inc. dba The River North UPS Store	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/18/2024	20.3	20.3	21.0	0.01%
^SE Properties 39 Old Route 146, LLC, SmartEarly Clifton Park LLC	Social Assistance	Term Loan	Prime plus 2.75%	3/14/2039	380.7	380.7	418.0	0.15%
^Tortilla King Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	3/14/2039	202.6	202.6	220.8	0.08%
^Tortilla King, Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	3/14/2029	875.7	875.7	919.0	0.33%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Bowl Mor, LLC dba Bowl Mor Lanes / Spare Lounge, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/13/2039	207.9	207.9	228.3	0.08%
^Avayaan2 LLC dba Island Cove	Gasoline Stations	Term Loan	Prime plus 2.75%	3/7/2039	146.5	146.5	160.4	0.06%
^R & R Boyal LLC dba Cap N Cat Clam Bar and Little Ease Tavern	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/28/2039	387.8	387.8	423.9	0.15%
^Summit Beverage Group LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	2/28/2024	243.3	243.3	249.9	0.09%
^Faith Memorial Chapel LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2039	199.2	199.2	217.5	0.08%
^952 Boston Post Road Realty, LLC and HNA LLC dba Styles International	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2039	196.0	196.0	214.0	0.08%
^Choe Trade Group Inc dba Rapid Printers of Monterey	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	2/28/2024	110.5	110.5	114.1	0.04%
^96 Mill Street LLC, Central Pizza LLC and Jason Bikakis George Bikaki	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/12/2039	131.9	131.9	144.8	0.05%
^JWB Industries, Inc. dba Carteret Die Casting	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	2/11/2024	194.3	194.3	198.0	0.07%
^Awesome Pets II Inc dba Mellisa's Pet Depot	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	2/7/2024	58.4	58.4	59.6	0.02%
^986 Dixwell Avenue Holding Company, LLC and Mughali Foods, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/7/2039	92.4	92.4	101.2	0.04%
^Sarah Sibadan dba Sibadan Agency	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	1/27/2039	119.9	119.9	131.5	0.05%
^JDR Industries Inc dba CST-The Composites Store, JetCat USA	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	1/21/2024	96.2	96.2	98.5	0.04%
^Icore Enterprises Inc dba Air Flow Filters Inc	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	1/15/2024	14.9	14.9	15.4	0.01%
^Carl R. Bieber, Inc. dba Bieber Tourways/Bieber Transportation	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2027	575.7	575.7	604.3	0.22%
^Nutmeg North Associates LLC (OC) Steeltech Building Products Inc	Construction of Buildings	Term Loan	Prime plus 2.75%	12/31/2038	848.7	848.7	925.6	0.33%
^Shane M. Howell and Buck Hardware and Garden Center, LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/27/2038	299.3	299.3	326.2	0.12%
^KK International Trading Corporation	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/23/2028	155.7	155.7	163.9	0.06%
^Mosley Auto Group LLC dba America's Automotive	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/20/2038	204.9	204.9	224.5	0.08%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Kurtis Sniezek dba Wolfe's Foreign Auto	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/20/2038	82.2	82.2	90.2	0.03%
^PLES Investements, LLC and John Redder, Pappy Sand & Gravel, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/19/2038	513.5	513.5	560.6	0.20%
^TAK Properties LLC and Kinderland Inc	Social Assistance	Term Loan	Prime plus 2.75%	12/18/2038	375.1	375.1	409.8	0.15%
^TOL LLC dba Wild Birds Unlimited	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	12/13/2023	12.6	12.6	12.9	—%
^920 CHR Realty LLC V. Garofalo Carting Inc	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	12/10/2038	387.3	387.3	424.9	0.15%
^DKB Transport Corp	Truck Transportation	Term Loan	Prime plus 2.75%	12/5/2038	128.3	128.3	140.8	0.05%
^Firm Foundations Inc David S Gaitan Jr and Christopher K Daigle	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/3/2038	96.4	96.4	104.8	0.04%
^Spectrum Development LLC and Solvit Inc & Solvit North, Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/2/2023	267.3	267.3	273.5	0.10%
^BVIP Limousine Service LTD	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	11/27/2038	70.6	70.6	77.3	0.03%
^Eco-Green Reprocessing LLC and Denali Medical Concepts, LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	11/27/2023	45.1	45.1	45.8	0.02%
^Wallace Holdings LLC, GFA International Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.5%	11/25/2023	83.5	83.5	84.3	0.03%
^AcuCall LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/21/2023	10.4	10.4	10.5	—%
^Kids in Motion of Springfield LLC dba The Little Gym of Springfield IL	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/18/2023	30.8	30.8	31.3	0.01%
^Yousef Khatib dba Y&M Enterprises	Wholesale Electronic Markets and Agents and Brokers	Term Loan	Prime plus 2.75%	11/15/2023	50.3	50.3	51.2	0.02%
^Howell Gun Works LLC	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	11/14/2023	3.8	3.8	3.8	—%
^Polpo Realty, LLC, Polpo Restaurant, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/6/2038	57.5	57.5	63.1	0.02%
^Twinsburg Hospitality Group LLC dba Comfort Suites	Accommodation	Term Loan	Prime plus 2.75%	10/31/2038	874.3	874.3	954.3	0.34%
^Mid-Land Sheet Metal Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/31/2038	126.9	126.9	138.9	0.05%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Master CNC Inc & Master Properties LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2038	549.6	549.6	598.2	0.21%
^Janice B. McShan and The Metropolitan Day School, LLC	Social Assistance	Term Loan	Prime plus 2.75%	10/31/2023	29.1	29.1	30.0	0.01%
^1 North Restaurant Corp dba 1 North Steakhouse	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/31/2038	195.8	195.8	214.5	0.08%
^New Image Building Services Inc. dba New Image Repair Services	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/29/2023	219.5	219.5	223.8	0.08%
^Greenbrier Technical Services, Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/24/2023	145.0	145.0	149.5	0.05%
^Clairvoyant Realty Corp. and Napoli Marble & Granite Design, Ltd	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/24/2038	226.8	226.8	247.3	0.09%
^Kelly Auto Care LLC dba Shoreline Quick Lube and Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/18/2023	58.0	58.0	59.1	0.02%
^First Steps Real Estate Company, LLC and First Steps Preschool	Social Assistance	Term Loan	Prime plus 2.75%	9/30/2038	89.7	89.7	97.6	0.04%
^Lenoir Business Partners LLC, LP Industries, Inc dba Childforms	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	271.6	271.6	297.2	0.11%
^Top Properties LLC and LP Industries, Inc dba Childforms	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	110.6	110.6	121.2	0.04%
^Discount Wheel and Tire	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/30/2038	205.6	205.6	224.3	0.08%
^Cencon Properties LLC and Central Connecticut Warehousing Company, Inc	Warehousing and Storage	Term Loan	Prime plus 2.75%	9/30/2038	317.0	317.0	347.5	0.12%
^Mitchellville Family Dentistry, Dr. Octavia Simkins-Wiseman DDS PC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/27/2038	307.8	307.8	336.3	0.12%
^Gabrielle Realty, LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	9/27/2038	696.0	696.0	759.1	0.27%
^Anthony C Dinoto and Susan S P Dinoto and Anthony C Dinoto Funeral Home	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/26/2038	91.9	91.9	100.7	0.04%
^Eastside Soccer Dome, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2038	426.0	426.0	467.0	0.17%
^HJ & Edward Enterprises, LLC dba Sky Zone	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2023	177.5	177.5	182.3	0.07%
^Southeast Chicago Soccer, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2038	47.1	47.1	51.6	0.02%
^Kiddie Steps 4 You Inc.	Social Assistance	Term Loan	Prime plus 2.75%	9/25/2038	83.0	83.0	90.4	0.03%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Diamond Memorials Incorporated	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/25/2023	8.1	8.1	8.2	—%
^Serious-Fun in Alpharetta, LLC dba The Little Gym of Alpharetta	Educational Services	Term Loan	Prime plus 2.75%	9/20/2023	30.5	30.5	31.0	0.01%
^Faith Memorial Chapel LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/20/2038	246.9	246.9	269.8	0.10%
^Westville Seafood LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/19/2038	103.2	103.2	112.6	0.04%
^Maynard Enterprises Inc dba Fastsigns of Texarkana	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/18/2023	10.6	10.6	10.8	—%
^Grafio Inc dba Omega Learning Center-Acworth	Educational Services	Term Loan	Prime plus 2.75%	9/13/2023	108.7	108.7	110.6	0.04%
^Sound Manufacturing Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/12/2028	44.2	44.2	46.3	0.02%
^The Berlerro Group, LLC dba Sky Zone	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/12/2023	285.1	285.1	289.9	0.10%
^Prospect Kids Academy Inc	Educational Services	Term Loan	Prime plus 2.75%	9/11/2038	114.2	114.2	124.8	0.04%
^Alma J. and William R. Walton and Almas Child Day Care Center	Social Assistance	Term Loan	Prime plus 2.75%	9/11/2038	36.3	36.3	39.8	0.01%
^B for Brunette dba Blo	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/10/2023	35.4	35.4	35.9	0.01%
^Schmaltz Holdings, LLC and Schmaltz Operations, LLC dba Companio	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/4/2038	204.7	204.7	223.3	0.08%
^Excel RP Inc	Machinery Manufacturing	Term Loan	Prime plus 2.75%	8/30/2023	84.3	84.3	86.8	0.03%
^IlOKA Inc dba Microtech Tel and NewCloud Networks	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/30/2023	445.0	445.0	454.0	0.16%
^ACI Northwest Inc.	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	8/30/2023	396.6	396.6	408.4	0.15%
^Gulfport Academy Child Care and Learning Center, Inc. and Jennifer Sis	Social Assistance	Term Loan	Prime plus 2.75%	8/30/2023	28.0	28.0	28.8	0.01%
^Ramard Inc and Advanced Health Sciences Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/28/2023	121.4	121.4	122.8	0.04%
^RM Hawkins LLC dba Pure Water Tech West and Robert M Hawkins	Nonstore Retailers	Term Loan	Prime plus 2.75%	8/26/2023	52.4	52.4	54.0	0.02%
^JSIL LLC dba Blackstones Hairdressing	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/16/2023	12.5	12.5	12.7	—%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Island Nautical Enterprises, Inc. and Ingwall Holdings, LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	8/14/2038	317.9	317.9	346.2	0.12%
^Caribbean Concepts, Inc. dba Quick Bleach	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/12/2023	14.6	14.6	14.8	0.01%
^Majestic Contracting Services, Inc. dba Majestic Electric and Majestic	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/26/2038	173.9	173.9	189.5	0.07%
^Daniel W and Erin H Gordon and Silver Lining Stables CT, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/24/2023	7.6	7.6	7.8	—%
^Angkor Restaurant Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/19/2038	85.2	85.2	93.3	0.03%
^Harbor Ventilation Inc and Estes Investment, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2038	2.2	2.2	2.4	—%
^Tri County Heating and Cooling Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2023	56.1	56.1	57.8	0.02%
^Morning Star Trucking LLC and Morning Star Equipment and Leasing LLC	Truck Transportation	Term Loan	Prime plus 2.75%	7/17/2023	34.4	34.4	34.8	0.01%
^Maxiflex LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/28/2023	28.6	28.6	29.5	0.01%
^GIA Realty LLC and VRAJ GIA LLC dba Lakeview Laundromat	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/28/2038	89.1	89.1	98.1	0.04%
^JRA Holdings LLC, Jasper County Cleaners Inc dba Superior Cleaner	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/28/2038	109.0	109.0	120.1	0.04%
^2161 Highway 6 Trail, LLC, R. H. Hummer JR., Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	6/19/2026	665.4	665.4	697.0	0.25%
^Blakeslee Arpaia Chapman, Inc. dba Blakeslee Industrial Services	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	6/18/2028	693.9	693.9	733.7	0.26%
^KDP LLC and KDP Investment Advisors, Inc and KDP Asset Management, Inc	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/14/2023	217.1	217.1	222.8	0.08%
^Elite Structures Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/12/2038	830.6	830.6	915.1	0.33%
^Willowbrook Properties LLC, Grove Gardens Landscaping Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/5/2038	170.1	170.1	187.3	0.07%
^(EPC) Absolute Desire LLC and Mark H. Szierer, Sophisticated Smile	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/5/2038	172.3	172.3	189.4	0.07%
^RXSB, Inc dba Medicine Shoppe	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	5/30/2023	116.1	116.1	119.1	0.04%
^Gregory P Jellenek OD and Associates PC dba Gregory P Jellenek OD	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/28/2023	39.3	39.3	40.5	0.01%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Ryan D. Thornton and Thornton & Associates LLC	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	5/24/2023	30.7	30.7	31.5	0.01%
^PowerWash Plus, Inc. and CJR, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/30/2038	500.9	500.9	550.9	0.20%
^Peanut Butter & Co., Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	4/30/2023	61.2	61.2	62.8	0.02%
^Brothers International Desserts	Food Manufacturing	Term Loan	Prime plus 2.75%	4/26/2023	141.6	141.6	145.8	0.05%
^Kidrose, LLC dba Kidville Riverdale	Educational Services	Term Loan	Prime plus 2.75%	4/22/2023	49.0	49.0	50.4	0.02%
^1258 Hartford TPKE, LLC and Phelps and Sons, Inc	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/29/2038	113.1	113.1	124.2	0.04%
^Capital Scrap Metal, LLC and Powerline Investment, LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/29/2038	432.5	432.5	476.1	0.17%
^MRM Supermarkets Inc dba Constantins Breads; Dallas Gourmet Breads	Food Manufacturing	Term Loan	Prime plus 2.75%	3/29/2038	305.5	305.5	335.3	0.12%
^Xela Pack, Inc. and Aliseo and Catherine Gentile	Paper Manufacturing	Term Loan	Prime plus 2.75%	3/27/2028	211.9	211.9	223.8	0.08%
^A & M Commerce, Inc. dba Cranberry Sunoco	Gasoline Stations	Term Loan	Prime plus 2.75%	3/27/2038	299.6	299.6	329.5	0.12%
^American Diagnostic Imaging, Inc. dba St. Joseph Imaging Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/25/2038	487.8	487.8	536.0	0.19%
^Michael A.and HeatherR. Welsch dba Art & FrameEtc.	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/22/2038	61.3	61.3	67.4	0.02%
^M & H Pine Straw Inc and Harris L. Maloy	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/21/2023	198.8	198.8	204.6	0.07%
^Truth Technologies Inc dba Truth Technologies Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/21/2023	48.3	48.3	49.5	0.02%
^J. Kinderman & Sons Inc., dba BriteStar Inc.	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	3/20/2023	112.1	112.1	115.5	0.04%
^Stellar Environmental LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/18/2023	34.2	34.2	35.2	0.01%
^Sound Manufacturing, Inc. and Monster Power Equipment Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/15/2023	316.1	316.1	325.1	0.12%
^Golden Gate Lodging LLC	Accommodation	Term Loan	Prime plus 2.75%	3/12/2038	104.4	104.4	114.8	0.04%
^River Club Golf Course Inc dba The River Club	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2038	432.8	432.8	475.8	0.17%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Bakhtar Group LLC dba Malmaison	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2023	62.7	62.7	64.3	0.02%
^Osceola River Mill, LLC, Ironman Machine, Inc.	Machinery Manufacturing	Term Loan	Prime plus 2.75%	2/20/2038	78.1	78.1	85.9	0.03%
^Java Warung, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/19/2038	46.3	46.3	50.9	0.02%
^Retain Loyalty LLC	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	2/15/2038	96.2	96.2	105.9	0.04%
^Outcome Driven Innovation, Inc. dba ODI	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	2/12/2023	50.2	50.2	51.5	0.02%
^Knits R Us, Inc. dba NYC Sports / Mingle	Textile Mills	Term Loan	Prime plus 2.75%	2/11/2038	113.4	113.4	124.8	0.04%
^North Country Transport, LLC	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	2/6/2023	9.0	9.0	9.3	—%
^MJD Investments, LLC dba The Community Day School	Social Assistance	Term Loan	Prime plus 2.75%	1/31/2038	233.4	233.4	256.5	0.09%
^Sherill Universal City dba Golden Corral	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/28/2038	399.7	399.7	439.3	0.16%
^Macho LLC, Madelaine Chocolate Novelties Inc	Food Manufacturing	Term Loan	Prime plus 2.75%	12/31/2037	453.3	453.3	498.5	0.18%
^Elegant Fireplace Mantels, Inc. dba Elegant Fireplace Mantels	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/31/2022	56.9	56.9	58.3	0.02%
^Babie Bunnie Enterprises Inc dba Triangle Mothercare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/28/2027	32.2	32.2	33.8	0.01%
^John Duffy Fuel Co., Inc.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/28/2022	300.0	300.0	308.6	0.11%
^Polpo Realty LLC & Polpo Restaurant LLC dba Polpo Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/27/2037	467.1	467.1	513.6	0.18%
^Martin L Hopp, MD PHD A Medical Corp dba Tower ENT	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2022	38.5	38.5	39.5	0.01%
^Ezzo Properties, LLC and Great Lakes Cleaning, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/20/2027	298.5	298.5	313.7	0.11%
^Pioneer Window Holdings, Inc and Subsidiaries dba Pioneer Windows	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/20/2022	130.7	130.7	134.1	0.05%
^Cheryle A Baptiste and Cheryle Baptiste DDS PLLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/30/2037	259.0	259.0	284.7	0.10%
^Daniel Gordon and Erin Gordon and Silver Lining Stables CT, LLC	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	11/28/2037	204.2	204.2	224.5	0.08%
^D&L Rescources, Inc. dba The UPS Store	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	11/27/2022	5.6	5.6	5.7	—%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Richmond Hill Mini Market, LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/27/2037	166.8	166.8	183.3	0.07%
^DRV Enterprise, Inc. dba Cici's Pizza # 339	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/26/2022	34.8	34.8	35.8	0.01%
^U & A Food and Fuel, Inc. dba Express Gas & Food Mart	Gasoline Stations	Term Loan	Prime plus 2.75%	11/21/2037	86.6	86.6	95.3	0.03%
^Pioneer Windows Manufacturing Corp, Pioneer Windows	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	11/21/2022	157.5	157.5	161.6	0.06%
^R & J Petroleum LLC, Manar USA, Inc.	Gasoline Stations	Term Loan	Prime plus 2.75%	11/20/2037	162.0	162.0	178.0	0.06%
^St Judes Physical Therapy P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/19/2022	12.1	12.1	12.5	—%
^Hi-Def Imaging, Inc. dba SpeedPro Imaging	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/9/2022	12.8	12.8	13.1	—%
^Reidville Hydraulics Mfg Inc dba Summit	Machinery Manufacturing	Term Loan	Prime plus 2.75%	11/2/2037	239.2	239.2	262.3	0.09%
^Big Apple Entertainment Partners, LLC d/b/a Ripley's Believe It or Not	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/26/2022	104.5	104.5	106.9	0.04%
^LA Diner Inc dba Loukas L A Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/28/2037	617.8	617.8	678.8	0.24%
^University Park Retreat, LLC dba Massage Heights	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/27/2022	42.4	42.4	43.6	0.02%
^Forno Italiano Di Nonna Randazzo, LLC dba Nonna Randazzo's Bakery	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/26/2037	165.9	165.9	182.0	0.07%
^LaSalle Market and Deli EOK Inc and Rugen Realty LLC dba LaSalle Mark	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/21/2037	226.0	226.0	247.9	0.09%
^O'Rourkes Diner LLC dba O'Rourke's Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/19/2037	58.7	58.7	64.3	0.02%
^AJK Enterprise LLC dba AJK Enterprise LLC	Truck Transportation	Term Loan	Prime plus 2.75%	8/27/2022	9.0	9.0	9.3	—%
^New Image Building Services, Inc. dba New Image Repair Services	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/23/2037	255.4	255.4	279.8	0.10%
^Suncoast Aluminum Furniture, Inc	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	8/17/2037	322.0	322.0	353.8	0.13%
^Hofgard & Co., Inc. dba HofgardBenefits	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/27/2022	57.1	57.1	58.7	0.02%
^Georgia Safe Sidewalks LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/27/2022	8.0	8.0	8.2	—%
^Central Tire, Inc. dba Cooper Tire & Auto Services	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/29/2037	256.5	256.5	282.2	0.10%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^WPI, LLC	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	6/29/2024	82.4	82.4	85.4	0.03%
^Havana Central (NY) 5, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/29/2022	736.2	736.2	756.2	0.27%
^Jenkins-Pavia Corporation dba Victory Lane Quick Oil Change	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/27/2037	62.0	62.0	68.2	0.02%
^KIND-ER-ZZ Inc dba Kidville	Educational Services	Term Loan	Prime plus 2.75%	6/15/2022	26.4	26.4	27.1	0.01%
^Graphish Studio, Inc. and Scott Fishoff	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/14/2022	10.7	10.7	11.0	—%
^ALF, LLC, Mulit-Service Eagle Tires	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	5/31/2037	55.9	55.9	61.5	0.02%
^Craig R Freehauf dba Lincoln Theatre	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	5/31/2022	16.0	16.0	16.5	0.01%
^Christou Real Estate Holdings LLC dba Tops American Grill	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/17/2037	251.6	251.6	277.0	0.10%
^Tracey Vita-Morris dba Tracey Vita's School of Dance	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	5/10/2022	11.8	11.8	12.1	—%
^Bisson Transportation, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	5/7/2037	550.0	550.0	604.8	0.22%
^Bisson Moving & Storage Company Bisson Transportation Inc	Truck Transportation	Term Loan	Prime plus 2.75%	5/7/2022	319.5	319.5	328.2	0.12%
^Fair Deal Food Mart Inc dba Neighbors Market	Gasoline Stations	Term Loan	Prime plus 2.75%	5/3/2037	338.2	338.2	372.3	0.13%
^Tanner Optical, Inc. dba Murphy Eye Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/27/2022	4.2	4.2	4.3	—%
^Zane Filippone Co Inc dba Culligan Water Conditioning	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/12/2022	288.3	288.3	296.0	0.11%
^Indoor Playgrounds Limited Liability Company dba Kidville	Educational Services	Term Loan	Prime plus 2.75%	4/5/2022	5.1	5.1	5.2	—%
^Access Staffing, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/30/2022	95.2	95.2	97.4	0.03%
^Brandywine Picnic Park, Inc. and B.Ross Capps & Linda Capps	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/30/2031	187.0	187.0	200.7	0.07%
^Willow Springs Golf Course, Inc. & JC Lindsey Family Limited Partners	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/29/2037	669.6	669.6	736.4	0.26%
^DC Realty, LLC dba FOGO Data Centers	Professional, Scientific, and Technical Services	Term Loan	6%	3/23/2037	2,623.4	2,623.4	2,885.4	1.04%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^DC Realty, LLC dba FOGO Data Centers	Professional, Scientific, and Technical Services	Term Loan	6.25%	3/23/2022	734.2	734.2	753.2	0.27%
^Manuel P. Barrera and Accura Electrical Contractor, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/23/2028	77.5	77.5	81.8	0.03%
^Shweiki Media, Inc. dba Study Breaks Magazine	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/22/2027	852.3	852.3	896.6	0.32%
^ATI Jet, Inc.	Air Transportation	Term Loan	Prime plus 2.75%	12/28/2026	596.3	596.3	626.7	0.23%
^J. Kinderman & Sons, Inc. dba Brite Star Manufacturing Company	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/22/2036	440.1	440.1	483.6	0.17%
^K's Salon, LLC dba K's Salon	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/20/2021	35.5	35.5	36.3	0.01%
^15 Frederick Place LLC & Pioneer Windows Holdings Inc & Subs	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/16/2021	118.7	118.7	121.5	0.04%
^M & H Pinestraw, Inc. and Harris L. Maloy	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/15/2021	135.5	135.5	138.7	0.05%
^Taylor Transport, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	12/8/2021	148.7	148.7	152.3	0.05%
^MRM Supermarkets, Inc. dba Constantin's Breads	Food Manufacturing	Term Loan	Prime plus 2.75%	11/10/2021	65.0	65.0	66.5	0.02%
^K9 Bytes, Inc & Epazz, Inc dba K9 Bytes, Inc	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	10/26/2021	27.6	27.6	28.2	0.01%
^28 Cornelia Street Properties, LLC and Zouk, Ltd.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/25/2021	10.4	10.4	10.6	—%
^39581 Garfield, LLC and Tri County Neurological Associates, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2036	72.3	72.3	79.3	0.03%
^Robert E. Caves, Sr. and American Plank dba Caves Enterprises	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/30/2021	137.7	137.7	140.8	0.05%
^39581 Garfield, LLC and Tricounty Neurological Associates, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2036	24.6	24.6	27.0	0.01%
^PTK, Incorporated dba Night N Day 24 HR Convenience Store	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/30/2036	119.7	119.7	131.4	0.05%
^Big Apple Entertainment Partners, LLC dba Ripley's Believe it or Not	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2021	479.9	479.9	489.7	0.18%
^Equity National Capital LLC & Chadbourne Road Capital, LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	9/26/2021	28.5	28.5	29.1	0.01%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Bryan Bantry Inc.	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/8/2021	38.0	38.0	38.8	0.01%
^Michael S. Decker & Janet Decker dba The Hen House Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/30/2036	14.3	14.3	15.7	0.01%
^Qycell Corporation	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	8/19/2021	79.1	79.1	80.8	0.03%
^Trademark Equipment Company Inc and David A. Daniel	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	8/19/2036	116.0	116.0	127.3	0.05%
^Valiev Ballet Academy, Inc	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	8/12/2036	36.8	36.8	40.4	0.01%
^A & A Auto Care, LLC dba A & A Auto Care, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/12/2036	88.0	88.0	96.6	0.03%
^LaHoBa, LLC d/b/a Papa John's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/3/2036	66.8	66.8	73.4	0.03%
^MTV Bowl, Inc. dba Legend Lanes	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/30/2036	217.9	217.9	239.5	0.09%
^Lavertue Properties LLP dba Lavertue Properties	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/29/2036	38.8	38.8	42.7	0.02%
^Lisle Lincoln II Limited Partnership dba Lisle Lanes LP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/29/2036	303.8	303.8	333.9	0.12%
^Pierce Developments, Inc. dba Southside Granite	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/13/2036	221.2	221.2	243.0	0.09%
^Major Queens Body & Fender Corp	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/10/2021	12.2	12.2	12.5	—%
^J&K Fitness, LLC dba Physiques Womens Fitness Center	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/8/2036	398.3	398.3	437.7	0.16%
^Peanut Butter & Co., Inc. d/b/a Peanut Butter & Co.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/3/2021	26.9	26.9	27.5	0.01%
^Demand Printing Solutions, Inc.and MLM Enterprises, LLC	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/27/2021	6.9	6.9	7.0	—%
^Modern on the Mile, LLC dba Ligne Roset	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	5/25/2021	87.9	87.9	89.8	0.03%
^Profile Performance, Inc. and Eidak Real Estate, L.L.C.	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/20/2036	109.6	109.6	120.5	0.04%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Northwind Outdoor Recreation, Inc. dba Red Rock Wilderness Store	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/18/2036	113.8	113.8	125.1	0.04%
^Michael S. Korfe dba North Valley Auto Repair	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/24/2036	13.3	13.3	14.6	0.01%
^Actknowledge,Inc dba Actknowledge	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/21/2021	23.0	23.0	23.5	0.01%
^Key Products I&II, Inc. dba Dunkin' Donuts/Baskin-Robbins	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/10/2021	61.5	61.5	62.8	0.02%
^Stephen Frank, Patricia Frank and Suds Express LLC dba Frank Chiropra	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/25/2023	31.3	31.3	32.3	0.01%
^SuzyQue’s LLC dba Suzy Que’s	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/11/2036	52.3	52.3	57.5	0.02%
^Little People’s Village, LLC dba Little People’s Village	Social Assistance	Term Loan	Prime plus 2.75%	1/31/2036	26.5	26.5	29.1	0.01%
^Seagate Group Holdings, Inc. dba Seagate Logistics, Inc.	Support Activities for Transportation	Term Loan	Prime plus 2.75%	1/28/2036	96.7	96.7	106.2	0.04%
^Patrageous Enterprises, LLC dba Incredibly Edible Delites of Laurel	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/29/2020	2.7	2.7	2.8	—%
^Dixie Transport, Inc. & Johnny D. Brown & Jimmy Brown & Maudain Brown	Support Activities for Transportation	Term Loan	5.25%	12/28/2035	1,316.8	1,334.6	1,444.1	0.52%
^Groundworks Unlimited LLC	Specialty Trade Contractors	Term Loan	6%	12/17/2023	72.8	72.8	75.4	0.03%
^Shree OM Lodging, LLC dba Royal Inn	Accommodation	Term Loan	Prime plus 2.75%	12/17/2035	23.5	23.5	25.8	0.01%
^Lodin Medical Imaging, LLC dba Watson Imaging Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/1/2020	24.4	24.4	24.8	0.01%
^Robert F. Schuler and Lori A. Schuler dba Bob’s Service Center	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/30/2035	28.8	28.8	31.6	0.01%
^West Cobb Enterprises, Inc and Advanced Eye Associates, L.L.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/12/2035	126.3	126.3	138.5	0.05%
^K9 Bytes, Inc & Epazz, Inc	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	9/30/2020	6.4	6.4	6.5	—%
^Elan Realty, LLC and Albert Basse Asociates, Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	9/30/2035	192.6	192.6	211.1	0.08%
^Success Express,Inc. dba Success Express	Couriers and Messengers	Term Loan	Prime plus 2.75%	9/29/2020	30.5	30.5	31.0	0.01%
^Modern Manhattan, LLC	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	9/20/2020	70.6	70.6	71.9	0.03%
^Dirk's Trucking, L.L.C. dba Dirk's Trucking	Truck Transportation	Term Loan	Prime plus 2.75%	9/17/2020	6.0	6.0	6.1	—%
^Rudy & Louise Chavez dba Clyde's Auto and Furniture Upholstery	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/2/2035	42.2	42.2	46.2	0.02%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Newsome Trucking Inc and Kevin Newsome	Truck Transportation	Term Loan	Prime plus 2.75%	9/2/2035	206.1	206.1	225.8	0.08%
^California College of Communications, Inc.	Educational Services	Term Loan	Prime plus 2.75%	11/2/2020	61.3	61.3	62.5	0.02%
^DDLK Investments LLC dba Smoothie King	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/30/2020	1.6	1.6	1.6	—%
^Members Only Software	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/30/2020	13.2	13.2	13.4	—%
^ActKnowledge,Inc dba ActKnowledge	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/30/2020	15.9	15.9	16.2	0.01%
^I-90 RV & Auto Supercenter	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/29/2035	62.7	62.7	68.6	0.02%
^Zouk, Ltd. dba Palma	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/25/2020	9.1	9.1	9.3	—%
^CJ Park Inc. dba Kidville Midtown West	Educational Services	Term Loan	Prime plus 2.75%	6/25/2020	6.6	6.6	6.7	—%
^Tanner Optical Inc. dba Murphy Eye Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/22/2035	79.3	79.3	86.8	0.03%
^B&B Fitness and Barbell, Inc. dba Elevations Health Club	Amusement, Gambling, and Recreation Industries	Term Loan	6%	6/22/2035	182.0	182.0	199.2	0.07%
^M & H Pine Straw, Inc.and Harris Maloy	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	7/10/2020	28.2	28.2	28.7	0.01%
^Excel RP, Inc./Kevin and Joann Foley	Machinery Manufacturing	Term Loan	Prime plus 2.75%	7/8/2028	35.7	35.7	37.9	0.01%
ValleyStar, Inc. dba BrightStar HealthCare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2020	1.9	1.9	1.9	—%
^ValleyStar, Inc. dba BrightStar Healthcare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2020	2.4	2.4	2.4	—%
^Diag, LLC dba Kidville	Educational Services	Term Loan	Prime plus 2.75%	6/21/2020	11.5	11.5	11.7	—%
^M & H Pine Straw, Inc and Harris L. Maloy	Support Activities for Agriculture and Forestry	Term Loan	6%	4/30/2020	57.0	57.0	58.0	0.02%
^New Economic Methods LLC dba Rita's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2020	0.5	0.5	0.6	—%
^Cocoa Beach Parasail Corp. dba Cocoa Beach Parasail	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/26/2020	1.8	1.8	1.9	—%
^Lahoba,LLC dba Papa John's Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/30/2034	35.2	35.2	38.4	0.01%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Animal Intrusion Prevention Systems Holding Company, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/29/2024	25.8	25.8	26.8	0.01%
^David A. Nusblatt, D.M.D, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/11/2019	2.3	2.3	2.3	—%
^CMA Consulting dba Construction Management Associates	Construction of Buildings	Term Loan	Prime plus 2.75%	12/11/2019	13.4	13.4	13.5	—%
^KMC RE, LLC & B&B Kennels	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/19/2034	48.0	48.0	52.5	0.02%
^Demand Printing Solutions, Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	12/12/2019	2.5	2.5	2.5	—%
^Demand Printing Solutions, Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	10/29/2034	121.1	121.1	132.3	0.05%
^Rover Repairs	Repair and Maintenance	Term Loan	Prime plus 2.5%	11/28/2029	51.4	35.9	54.2	0.02%
^Supreme Screw Products	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	4/17/2019	51.5	51.5	52.1	0.02%
^Gray Tree Service, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/18/2018	6.4	6.4	6.5	—%
^Gourmet to You, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2019	1.7	1.7	1.8	—%
^The Alba Financial Group, Inc.	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	6%	1/10/2019	9.6	9.6	9.7	—%
^Inflate World Corporation	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/30/2018	0.6	0.6	0.6	—%
^Peter Thomas Roth Labs	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/26/2018	41.1	41.1	41.4	0.01%
^CBA D&A Pope, LLC dba Christian Brothers Automotive	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/14/2018	11.0	11.0	11.0	—%
^Gilbert Chiropractic Clinic, Inc.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/7/2018	0.3	0.3	0.3	—%
^D & D's Divine Beauty School of Esther, LLC	Educational Services	Term Loan	6%	8/1/2031	49.0	49.0	52.8	0.02%
Bliss Coffee and Wine Bar, LLC	Food Services and Drinking Places	Term Loan	6%	8/31/2019	68.1	68.1	68.9	0.02%
^Zog Inc.	Other Information Services	Term Loan	6%	3/17/2018	48.2	48.2	48.4	0.02%
^Saan M.Saelee dba Saelee's Delivery Service	Truck Transportation	Term Loan	Prime plus 2.75%	3/12/2018	0.3	0.3	0.3	—%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Integrity Sports Group, LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	6%	3/6/2018	30.6	30.6	30.7	0.01%
^Enewhere Custom Canvas, LLC	Textile Product Mills	Term Loan	Prime plus 2.75%	2/15/2018	0.5	0.5	0.5	—%
^A & A Acquisition, Inc. dba A & A International	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	2/15/2018	2.2	2.2	2.2	—%
^All American Printing	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	10/26/2032	36.4	36.4	39.5	0.01%
^Seo's Paradise Cleaners, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/19/2018	0.1	0.1	0.1	—%
^Connect Litigation Technology, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2%	10/18/2025	25.2	17.6	25.7	0.01%
^1911 East Main Street Holdings, Corp	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2032	11.9	11.9	12.8	—%
^Water Works Laundromat, LLC	Personal and Laundry Services	Term Loan	Prime plus 2.25%	9/7/2027	170.4	170.4	176.3	0.06%
^Dave Kris, and MDK Ram Corp.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/5/2026	29.6	29.6	31.0	0.01%
^Gill Express Inc. dba American Eagle Truck Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	1/5/2027	173.9	173.9	183.4	0.07%
^Smooth Grounds, Inc.	Food Services and Drinking Places	Term Loan	7.75%	12/31/2018	27.5	27.5	27.7	0.01%
^Fran-Car Corporation dba Horizon Landscape Management	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/3/2028	65.4	65.4	69.3	0.02%
^Head To Toe Personalized Pampering, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/27/2031	8.6	8.6	9.2	—%
^Christopher F. Bohon & Pamela D. Bohon	Social Assistance	Term Loan	Prime plus 2.75%	10/28/2026	3.0	3.0	3.2	—%
^Mogas Limited	Gasoline Stations	Term Loan	Prime plus 2.75%	5/31/2030	69.6	48.7	74.5	0.03%
^Shree Om Lodging, LLC dba Royal Inn	Accommodation	Term Loan	Prime plus 2.75%	5/2/2030	61.5	61.5	65.9	0.02%
^Pedzik's Pets, LLC	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	3/31/2030	8.5	8.5	9.1	—%
^Nancy Carapelluci & A & M Seasonal Corner Inc.	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/1/2025	13.1	13.1	13.7	—%
^Patricia Hughes Jones, MD PC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/13/2020	3.7	2.5	3.8	—%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Moonlight Multi Media Production, Inc.	Other Information Services	Term Loan	5.3%	2/1/2025	2.7	2.7	2.9	—%
David M. Goens dba Superior Auto Paint & Body, Inc.	Repair and Maintenance	Term Loan	6%	8/26/2024	15.8	15.8	16.5	0.01%
^McCallister Venture Group, LLC and Maw's Vittles, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/30/2029	10.9	10.9	11.6	—%
^Chong Hun Im dba Kim's Market	Food and Beverage Stores	Term Loan	Prime plus 2.5%	2/27/2024	8.3	8.3	8.6	—%
Whirlwind Car Wash, Inc.	Repair and Maintenance	Term Loan	Prime plus 2%	4/9/2029	65.2	65.2	66.9	0.02%
^West Experience,Inc/West Mountain Equipment Rental,Inc/Ski West Lodge	Amusement, Gambling, and Recreation Industries	Term Loan	6%	6/5/2026	826.6	826.6	868.6	0.31%
^Center-Mark Car Wash, Ltd	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/18/2024	24.8	24.8	25.8	0.01%
^Shuttle Car Wash, Inc. dba Shuttle Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.25%	11/10/2028	16.0	16.0	16.6	0.01%
^Min Hui Lin	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/30/2028	16.4	16.4	17.3	0.01%
^Delta Partners, LLC dba Delta Carwash	Repair and Maintenance	Term Loan	Prime plus 2.5%	4/5/2029	40.2	40.2	42.3	0.02%
^Auto Sales, Inc.	Motor Vehicle and Parts Dealers	Term Loan	6%	8/17/2023	6.8	6.8	7.0	—%
^RAB Services, Inc. & Professional Floor Installations	Specialty Trade Contractors	Term Loan	Prime plus 2.5%	1/31/2023	6.0	6.0	6.2	—%
^Taste of Inverness, Inc. dba China Garden	Food Services and Drinking Places	Term Loan	Prime plus 2%	6/29/2025	7.9	7.9	8.1	—%
^Ralph Werner dba Werner Transmission Inc	Gasoline Stations	Term Loan	Prime plus 2.75%	12/29/2021	1.9	1.9	2.0	—%
^Robin C. & Charles E. Taylor & Brigantine Aquatic Center LLC	Amusement, Gambling, and Recreation Industries	Term Loan	6%	9/14/2023	29.6	29.6	30.7	0.01%
^OrthoQuest, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2%	3/12/2022	3.4	3.4	3.5	—%
^CPN Motel, L.L.C. dba American Motor Lodge	Accommodation	Term Loan	Prime plus 2.25%	4/30/2024	27.4	27.4	28.0	0.01%
^Track Side Collision & Tire, Inc.	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/16/2025	4.4	4.4	4.6	—%
^Duttakrupa, LLC dba Birmingham Motor Court	Accommodation	Term Loan	Prime plus 2.25%	9/8/2023	10.7	10.7	10.9	—%
^Deesha Corporation, Inc. dba Best Inn & Suites	Accommodation	Term Loan	Prime plus 2.25%	2/14/2025	24.8	24.8	25.4	0.01%
^Maruti, Inc	Accommodation	Term Loan	Prime plus 2.25%	11/25/2024	22.9	22.9	23.4	0.01%
Willington Hills Equestrian Center LLC	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	10/19/2022	12.4	12.4	12.8	—%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^LABH, Inc., Ramada Ltd.	Accommodation	Term Loan	Prime plus 2.25%	9/27/2024	36.7	36.7	37.6	0.01%
^Randall D. & Patricia D. Casaburi dba Pat's Pizzazz	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	3/13/2023	6.1	6.1	6.3	—%
^Gain Laxmi, Inc. dba Super 8 Motel	Accommodation	Term Loan	Prime plus 2.25%	5/31/2023	17.4	17.4	17.8	0.01%
^Naseeb Corporation	Accommodation	Term Loan	Prime plus 2.25%	3/31/2024	26.4	26.4	27.1	0.01%
^Stillwell Ave Prep School	Social Assistance	Term Loan	Prime plus 2.75%	1/14/2023	5.5	5.5	5.7	—%
^Karis, Inc.	Accommodation	Term Loan	Prime plus 2%	12/22/2023	11.8	11.8	11.9	—%
^Five Corners, Ltd.	Gasoline Stations	Term Loan	Prime plus 2.75%	12/11/2019	3.2	3.2	3.3	—%
^Alyssa Corp dba Knights Inn	Accommodation	Term Loan	Prime plus 2.25%	9/30/2023	38.8	38.8	39.6	0.01%
^Bhailal Patel dba New Falls Motel	Accommodation	Term Loan	Prime plus 2.75%	3/27/2023	3.1	3.1	3.2	—%
^Pegasus Automotive, Inc.	Gasoline Stations	Term Loan	Prime plus 2.75%	12/23/2022	9.4	9.4	9.7	—%
^Delyannis Iron Works	Fabricated Metal Product Manufacturing	Term Loan	6%	12/8/2022	10.8	10.8	11.2	—%
^P. Agrino, Inc. dba Andover Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/18/2021	7.0	7.0	7.1	—%
^RJS Service Corporation	Gasoline Stations	Term Loan	Prime plus 2.75%	8/20/2021	5.0	5.0	5.1	—%
Total Performing SBA Unguaranteed Investments					$264,318.4	$264,282.0	$266,467.1	95.74%

Non-Performing SBA Unguaranteed Investments (3)
*^200 North 8th Street Associates LLC and Enchanted Acres Farm	Food Manufacturing	Term Loan	6.25%	5/4/2028	$469.3	$469.3	$436.5	0.16%
*^214 North Franklin, LLC and Winter Ventures, Inc.	Nonstore Retailers	Term Loan	6%	11/29/2037	81.7	81.7	—	—%
*^Alejandro Rico dba Rico Motors and Golden West Motel and Alrima Co Inc	Motor Vehicle and Parts Dealers	Term Loan	6.75%	11/25/2040	68.4	68.4	2.8	—%
*^Al-Mustafa Enterprise, Inc. and Al-Mustafa Enterprise Inc	Motor Vehicle and Parts Dealers	Term Loan	6.25%	9/18/2040	34.7	34.7	—	—%
*^Amboy Group, LLC dba Tommy's Moloney's	Food Manufacturing	Term Loan	Prime plus 2.75%	6/24/2025	387.4	387.4	360.3	0.13%
*^AUM Estates, LLC and Sculpted Figures Plastic Surgery Inc.	Ambulatory Health Care Services	Term Loan	6%	3/14/2038	305.7	305.7	—	—%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
*AWA Fabrication & Construction, L.L.C.	Fabricated Metal Product Manufacturing	Term Loan	6%	4/30/2025	34.8	34.8	—	—%
*^B & J Manufacturing Corporation and Benson Realty Trust	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2%	3/30/2021	15.5	15.5	14.6	0.01%
*Baker Sales, Inc. d/b/a Baker Sales, Inc.	Nonstore Retailers	Term Loan	6%	3/29/2036	177.4	177.4	95.5	0.03%
*^Fieldstone Quick Stop LLC, Barber Investments LLC, Thadius M B	Gasoline Stations	Term Loan	6%	9/30/2038	407.3	407.3	2.6	—%
*^Barber Investments LLC and Fieldstone Quickstop LLC and Maine Dollar	Gasoline Stations	Term Loan	6.25%	8/15/2039	146.3	146.3	—	—%
*Bone Bar & Grill LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2042	73.4	73.4	64.2	0.02%
*^Calhoun Satellite Communications Inc and Transmission Solutions Group	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	2/27/2025	811.7	811.7	431.3	0.15%
*Calhoun Satellite Communications, Inc.	Telecommunications	Term Loan	Prime plus 2.75%	12/2/2026	189.1	189.1	172.6	0.06%
*^Chickamauga Properties, Inc., MSW Enterprises, LLP	Amusement, Gambling, and Recreation Industries	Term Loan	6.25%	12/22/2035	59.0	59.0	56.5	0.02%
*^Chickamauga Properties, Inc. and MSW Enterprises, LLP	Amusement, Gambling, and Recreation Industries	Term Loan	6.25%	10/19/2022	43.5	43.5	—	—%
*^CLU Amboy, LLC and Amboy Group, LLC dba Tommy Moloney's	Food Manufacturing	Term Loan	Prime plus 2.75%	12/27/2023	479.8	479.8	446.2	0.16%
*^CM Lab Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/20/2026	166.1	166.1	154.5	0.06%
*^Custom Software, Inc. a Colorado Corporation dba M-33 Access	Professional, Scientific, and Technical Services	Term Loan	6.25%	6/17/2021	272.7	272.7	234.6	0.08%
*^Custom Software, Inc. a Colorado Corporation dba M-33 Access	Broadcasting (except Internet)	Term Loan	6.25%	4/30/2022	94.3	94.3	—	—%
*^D&G Capital LLC dba Miami Grill 277	Food Services and Drinking Places	Term Loan	6.5%	12/16/2025	81.2	81.2	55.5	0.02%
*^Daniel S. Fitzpatrick dba Danny's Mobile Appearance Reconditioning Service	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/29/2018	0.3	0.3	0.3	—%
*^Danjam Enterprises, LLC dba Ariel Dental Care	Ambulatory Health Care Services	Term Loan	6%	3/31/2035	126.0	126.0	118.9	0.04%
*^Danjam Enterprises, LLC dba Ariel Dental Care	Ambulatory Health Care Services	Term Loan	6%	3/29/2023	64.8	64.8	61.1	0.02%
*^Dill Street Bar and Grill Inc and WO Entertainment, Inc	Food Services and Drinking Places	Term Loan	6%	9/27/2027	78.4	78.4	—	—%
*^DTM Parts Supply Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/2/2025	54.8	54.8	43.9	0.02%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
*^E & I Holdings, LP & PA Farm Products, LLC	Food Manufacturing	Term Loan	6%	4/30/2030	4,923.2	5,047.3	2,529.6	0.91%
*^ENI Inc, Event Networks Inc, ENI Worldwide LLC and Spot Shop Inc	Professional, Scientific, and Technical Services	Term Loan	6.75%	4/25/2024	273.8	273.8	—	—%
*^ENI Inc. dba ENI Group, Inc	Other Information Services	Term Loan	6.75%	12/11/2025	32.8	32.8	—	—%
*^Europlast Ltd	Plastics and Rubber Products Manufacturing	Term Loan	6%	9/26/2022	314.9	314.9	28.4	0.01%
*^Europlast Ltd	Plastics and Rubber Products Manufacturing	Term Loan	6%	5/31/2023	73.4	73.4	—	—%
*^Event Mecca LLC	Other Information Services	Term Loan	6%	4/10/2023	12.2	12.2	9.4	—%
*^EZ Towing, Inc.	Support Activities for Transportation	Term Loan	6%	1/31/2023	86.4	86.4	8.1	—%
*^Gator Communications Group LLC dba Harvard Printing Group	Printing and Related Support Activities	Term Loan	6.25%	3/30/2022	233.5	233.5	11.2	—%
*^Gator Communications Group LLC dba Harvard Printing Group	Printing and Related Support Activities	Term Loan	6.25%	4/25/2022	157.8	157.8	—	—%
*^Gator Communications Group, LLC dba Harvard Printing Group	Printing and Related Support Activities	Term Loan	6.25%	3/27/2023	13.3	13.3	—	—%
*^Gino Italian American Deli and Meat Market Inc	Food and Beverage Stores	Term Loan	Prime plus 2.75%	7/25/2041	530.2	530.2	493.2	0.18%
*^Grand Manor Realty, Inc. & Kevin LaRoe	Real Estate	Term Loan	6%	2/20/2023	19.0	19.0	17.6	0.01%
*Guzman Group, LLC	Rental and Leasing Services	Term Loan	6%	9/30/2019	181.3	181.3	173.3	0.06%
*Harrelson Materials Management, Inc	Waste Management and Remediation Services	Term Loan	6%	6/24/2021	465.2	465.2	25.0	0.01%
*^Hascher Gabelstapler Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/26/2024	107.7	107.7	100.2	0.04%
*^Hemingway Custom Cabinetry LLC	Furniture and Related Product Manufacturing	Term Loan	6.5%	9/25/2025	198.6	198.6	62.5	0.02%
*^Home Again Restaurant LLC	Food Services and Drinking Places	Term Loan	6.25%	6/30/2040	58.8	58.8	47.5	0.02%
*^J And G Group Services LLC and United Vending of Florida Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	7/28/2026	29.6	29.6	27.5	0.01%
*^J Olson Enterprises LLC and Olson Trucking Direct, Inc.	Truck Transportation	Term Loan	6%	6/28/2025	628.4	628.4	76.7	0.03%
*^J&M Concessions, Inc.dba A-1 Liquors	Food and Beverage Stores	Term Loan	6.25%	3/3/2039	130.6	130.6	61.7	0.02%
*^J&M Concessions Inc dba A 1 Liquors	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/27/2025	80.0	80.0	21.6	0.01%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
*^Jacksonville Beauty Institute Inc. dba Beauty Institute's	Educational Services	Term Loan	7%	10/23/2025	43.7	43.7	40.6	0.01%
*Jenny's Wunderland, Inc.	Social Assistance	Term Loan	6%	6/29/2036	98.8	98.8	10.6	—%
*^Karykion, Corporation dba Karykion Corporation	Professional, Scientific, and Technical Services	Term Loan	6%	6/28/2022	144.8	144.8	134.7	0.05%
*^Kantz LLC and Kantz Auto LLC dba Kantz's Hometown Auto	Motor Vehicle and Parts Dealers	Term Loan	6.25%	10/29/2039	11.1	11.1	10.3	—%
*^Kids at Heart,LLC dba Monster Mini Golf	Amusement, Gambling, and Recreation Industries	Term Loan	6.75%	9/22/2026	21.6	21.6	10.4	—%
*Krishna of Orangeburg, Inc.	Accommodation	Term Loan	6%	2/20/2032	10.3	10.3	5.5	—%
*^Kup's Auto Spa Inc	Repair and Maintenance	Term Loan	6.25%	11/15/2038	366.8	366.8	341.2	0.12%
*Kup’s Auto Spa, Inc.	Repair and Maintenance	Term Loan	6.25%	10/23/2025	54.7	54.7	50.9	0.02%
*^Las Casuelas Del Este Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/29/2041	791.6	791.6	393.1	0.14%
*^Las Torres Development LLC dba Houston Event Centers	Real Estate	Term Loan	6%	8/27/2028	875.4	906.0	—	—%
*^LE & JS dba Laredo Mercado Y Carniceria	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/13/2026	18.5	18.5	—	—%
*^Luv 2 Play Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/12/2026	60.8	60.8	57.4	0.02%
*^M and C Renovations Inc	Construction of Buildings	Term Loan	Prime plus 2.75%	10/31/2024	12.8	12.8	10.0	—%
*^Matchless Transportation LLC dba First Class Limo	Transit and Ground Passenger Transportation	Term Loan	6.25%	8/3/2022	125.3	125.3	110.0	0.04%
*^Medeiros Holdings Inc dba Outdoor Lighting Perspectives of the Triad	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	11/25/2025	19.5	19.5	6.1	—%
*^Milliken and Milliken, Inc. dba Milliken Wholesale Distribution	Merchant Wholesalers, Durable Goods	Term Loan	6%	6/10/2036	25.6	25.6	—	—%
*^Mojo Brands Media, LLC	Broadcasting (except Internet)	Term Loan	6%	8/28/2023	725.0	725.0	342.9	0.12%
*^Morris Glass and Construction	Specialty Trade Contractors	Term Loan	6%	3/7/2021	465.1	482.1	53.5	0.02%
*Municipal Hydro Sevices Inc.	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/30/2027	225.7	225.7	42.0	0.02%
*New England Country Day School, Inc. and Thomas D. Walker	Social Assistance	Term Loan	Prime plus 2.75%	3/28/2042	362.6	362.6	293.2	0.11%
*^New Paltz Dental Care, PLLC dba Ariel Dental Care	Ambulatory Health Care Services	Term Loan	6%	6/19/2025	97.5	97.5	59.6	0.02%
*^Colts V LLC and Nowatzke Service Center, Inc	Repair and Maintenance	Term Loan	6.75%	9/26/2039	577.6	577.6	545.1	0.20%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
*^Nowatzke Service Center Inc dba Nowatzke Truck and Trailer	Repair and Maintenance	Term Loan	Prime plus 2.75%	1/29/2026	96.9	96.9	91.5	0.03%
*Paragon Fabricators Inc, Paragon Field Services, Inc and Paragon Global	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/28/2026	608.3	608.3	272.1	0.10%
*^Paragon Global, LLC and Paragon Fabricators Inc and Paragon Field Services	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/28/2041	400.1	400.1	340.3	0.12%
*^Planet Verte, LLC dba Audio Unlimited	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/20/2020	16.4	16.4	15.7	0.01%
*^Pooh's Corner Realty LLC and Pooh's Corner Inc	Social Assistance	Term Loan	Prime plus 2.75%	7/23/2040	100.3	100.3	93.3	0.03%
*Professional Systems, LLC and Professional Cleaning	Administrative and Support Services	Term Loan	6%	7/30/2020	131.8	131.8	1.8	—%
*^RDT Enterprises LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/15/2027	136.9	136.9	127.3	0.05%
*^RDT Enterprises, L.L.C.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/12/2025	19.5	19.5	—	—%
*^RDT Enterprises, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/31/2028	119.0	119.0	110.7	0.04%
*^Route 130 SCPI Holdings LLC, Route 130 SCPI Operations LLC	Food Services and Drinking Places	Term Loan	6.25%	9/30/2039	536.4	536.4	320.1	0.12%
*^Scoville Plumbing & Heating Inc and Thomas P. Scoville	Specialty Trade Contractors	Term Loan	6.75%	7/25/2022	32.1	32.1	30.3	0.01%
*^Shivsakti, LLC dba Knights Inn	Accommodation	Term Loan	6.25%	12/20/2032	8.0	8.0	—	—%
*^Sourceco Limited Liability Company	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/17/2025	45.0	45.0	43.1	0.02%
*^Sovereign Communications LLC	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	2/7/2024	697.1	697.1	345.4	0.12%
*^Square Deal Siding Company,LLC dba Square Deal Siding Company	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/18/2025	20.3	20.3	19.4	0.01%
*^STK Ventures Inc dba JP Dock Service & Supply	Specialty Trade Contractors	Term Loan	6%	5/9/2037	31.6	31.6	—	—%
*^Stormrider Inc dba Shirley's Stormrider Inc	Truck Transportation	Term Loan	Prime plus 2.75%	9/23/2025	58.1	58.1	—	—%
*^Stormrider Inc dba Shirley's Stormrider, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	11/25/2024	116.9	116.9	41.6	0.01%
*Stormwise South Florida dba Stormwise Shutters	Specialty Trade Contractors	Term Loan	6%	11/7/2036	111.2	111.2	—	—%
*^Tim's Tire & Automotive Center, LLC	Support Activities for Transportation	Term Loan	Prime plus 2.75%	8/16/2026	768.3	768.3	529.7	0.19%
*^Thomas P. Scoville dba Scoville Plumbing & Heating, Inc.	Specialty Trade Contractors	Term Loan	6.75%	11/16/2021	34.3	34.3	32.4	0.01%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
*Transmission Solutions Group, Inc. and Calhoun Satellite Communications	Telecommunications	Term Loan	Prime plus 2.75%	12/2/2041	141.3	141.3	81.8	0.03%
*^Winter Ventures Inc and 214 N Franklin LLC	Nonstore Retailers	Term Loan	6%	4/29/2024	56.6	56.6	—	—%
*^Winter Ventures Inc dba Qualitybargainbooks and Qualitybargainmall	Nonstore Retailers	Term Loan	6%	12/23/2024	149.3	149.3	—	—%
*^Winter Ventures Inc dba Qualitybargainbooks and Qualitybargainmall	Nonstore Retailers	Term Loan	6%	4/3/2029	134.5	134.5	—	—%
*^Wired LLC and Moulison North Corporation	Specialty Trade Contractors	Term Loan	6.25%	6/30/2024	118.5	118.5	108.3	0.04%
*^Wired LLC and Moulison North Corporation	Specialty Trade Contractors	Term Loan	6.25%	7/3/2024	138.3	138.3	—	—%
Total Non-Performing Unguaranteed SBA Investments					$23,236.1	$23,407.8	$11,567.3	4.16%

Total Unguaranteed SBA Investments					$287,554.5	$287,689.8	$278,034.4	99.89%

Performing SBA Guaranteed Investments (4)
Beale Street Blues Company Inc.dba Beatle Street Blues Company, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/14/2027	$2,906.3	$2,906.3	$3,182.3	1.14%
Blue Lagoon Resort, LLC dba Hill View Cottages	Accommodation	Term Loan	Prime plus 2.75%	12/21/2042	566.3	566.3	644.5	0.23%
Gorilla Warfare LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/22/2027	127.5	127.5	141.1	0.05%
Advance Case Parts Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/22/2027	150.0	150.0	166.0	0.06%
Anderson Farms Inc	Truck Transportation	Term Loan	Prime plus 2.75%	12/22/2027	3,750.0	3,750.0	4,106.3	1.48%
Muckamuck Trucks, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	12/22/2027	78.2	78.2	86.5	0.03%
TrialHawk Litigation Group LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/22/2027	89.3	89.3	98.8	0.04%
Salida Family Chiropractic-PPLC dba Salida Sport and Spine	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/22/2027	68.0	68.0	75.2	0.03%
Lab Partner, LLC and Beechtree Diagnostics, LLP and Cottonwood Diagnostics	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/22/2027	2,334.8	2,334.8	2,568.2	0.92%
Medical Plaza of Boro Park PC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/22/2027	187.5	187.5	207.5	0.07%
Dudeck Enterprise LLC dba Detail Garage Las Vegas	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/22/2027	91.0	91.0	100.6	0.04%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Jacliff Investments Inc dba International Heal	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	12/22/2027	150.0	150.0	166.0	0.06%
O'Rourke's Diner, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/22/2027	21.3	21.3	23.5	0.01%
Anglin Cultured Stone Products LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	12/27/2042	1,931.3	1,931.3	2,193.2	0.79%
Farec, Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/29/2042	843.6	843.6	959.6	0.34%
Best Choice Meats, Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/29/2027	585.0	585.0	647.3	0.23%
Social Link LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/29/2027	63.8	63.8	70.5	0.03%
Morrocco Method, Inc	Chemical Manufacturing	Term Loan	Prime plus 2.75%	12/27/2042	2,583.8	2,583.8	2,927.7	1.05%
JBK Truck Trailer and Bus Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/23/2042	255.9	255.9	290.3	0.10%
Pecos Entertainment LLC dba State Theater and Pecos Inn LLC	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	3/27/2042	1,232.6	1,232.6	1,393.6	0.50%
Swantown Inn & Spa LLC	Accommodation	Term Loan	Prime plus 2.75%	5/26/2042	245.7	245.7	278.8	0.10%
House of Bread & Coffee Corp dba Casa Do Pao	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/27/2042	403.8	403.8	457.8	0.16%
CR Park Incorporated dba Define Body and Mind	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/20/2027	142.7	142.7	157.9	0.06%
AP6 LLC and Amishp LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/30/2042	321.2	321.2	364.2	0.13%
Pro Anderson, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/11/2027	57.9	57.9	64.1	0.02%
Looky Enterprises, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/18/2027	51.7	51.7	57.2	0.02%
Berza TLG,LLC dba The Little Gym of Lake Charles	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/31/2027	73.0	73.0	73.0	0.03%
Paramount Dance Studios Inc. and Homestead Dance Supply	Educational Services	Term Loan	Prime plus 2.75%	5/14/2043	647.9	647.9	737.0	0.26%
Murf & Sons LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/16/2027	180.3	180.3	199.5	0.07%
Beacon Brewing LLC and C' Sons, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/27/2042	151.1	151.1	172.0	0.06%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Amped Coffee Company LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/28/2027	11.3	11.3	12.4	—%
Utara LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/1/2027	36.3	36.3	40.2	0.01%
Oil Palace, Inc.	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/4/2042	2,455.2	2,455.2	2,774.4	1.00%
DHD Enterprise LLC dba Edible Arrangements #1699	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/21/2027	47.4	47.4	52.5	0.02%
Total Performing SBA Guaranteed Investments					$22,841.3	$22,841.3	$25,489.6	9.16%

Total SBA Unguaranteed and Guaranteed Investments					$310,395.8	$310,531.1	$303,524.0	109.05%

Controlled Investments (5)
*Advanced Cyber Security Systems, LLC (6), (19)	Data processing, hosting and related services.	50% Membership Interest	—%	—	$—	$—	$—	—%
		Term Loan	3%	December 2014	381.0	381.0	—	—%
*Automated Merchant Services, Inc. (7), (19)	Data processing, hosting and related services.	100% Common Stock	—%	—	—	—	—	—%
CDS Business Services, Inc. (8)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Common Stock	—%	—	—	4,428.0	8,000.0	2.87%
		Line of Credit	Prime plus 2.5%	August 2018	6,396.0	6,396.0	6,396.0	2.30%
*Newtek Technology Solutions, Inc. (11)	Data processing, hosting and related services.	100% Common Stock	—%	—	—	8,384.0	12,400.0	4.46%
*Fortress Data Management, LLC (19)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	—	—	—%
*Newtek Insurance Agency, LLC (13), (19)	Insurance Carriers and Related Activities	100% Membership Interest	—%	—	—	—	2,500.0	0.90%
*PMTWorks Payroll, LLC (9)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	725.1	—	—%
		Term Loan	10%-12%	Various maturities through July 2019	2,685.0	2,685.0	—	—%
Secure CyberGateway Services, LLC (10), (19)	Data processing, hosting and related services.	66.7% Membership Interest	—%	—	—	—	—	—%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Small Business Lending, LLC (12), (19)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	—	2,500.0	0.90%
Summit Systems and Designs, LLC (14), (19)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	—	—	—%
*ADR Partners, LLC dba banc-serv Partners, LLC (12)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	5,290.3	3,430.0	1.23%
Premier Payments LLC (11)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	16,438.0	23,000.0	8.26%
International Professional Marketing, Inc. (17)	Professional, Scientific, and Technical Services	100% Common Stock	—%	—	—	4,000.0	4,000.0	1.44%
		Line of Credit	Prime plus 0.5%	April 2018	450.0	450.0	450.0	0.16%
SIDCO, LLC (17)	Professional, Scientific, and Technical Services	100% Membership Interest	—%	—	—	7,119.7	7,119.7	2.56%
		Line of Credit	Prime plus 0.5%	July 2019	550.0	550.0	550.0	0.20%
Universal Processing Services of Wisconsin, LLC (11) (19)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	—	80,000.0	28.74%
United Capital Source, LLC (18)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—	—	—	2,450.0	2,450.0	0.88%
Titanium Asset Management, LLC (15)	Administrative and Support Services	Term Loan	3%	July 2017	193.9	193.9	—	—%
		100% Membership Interest	—%	—	—	—	—	—%
Excel WebSolutions, LLC (16)	Data processing, hosting and related services.	Term Loan	10%	September 2018	406.6	406.6	359.9	0.13%
		50% Membership Interest	—%	—	—	—	—	—%
Total Controlled Investments					$11,062.5	$59,897.6	$153,155.6	55.03%

Investments in Money Market Funds
UBS Select Treasury Institutional Fund - 0.84% yield					$9.2	$9.2	$9.2	—%

Total Investments					$321,467.5	$370,437.9	$456,688.8	164.08%

See accompanying notes to these consolidated financial statements

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
(2) Prime Rate is equal to 4.25% as of December 31, 2017.
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
(5) Controlled Investments are disclosed above as equity investments (except as otherwise noted) in those companies that are “Controlled Investments” of the Company as defined in the Investment Company Act of 1940. A company is deemed to be a “Controlled Investment” of Newtek Business Services Corp. if Newtek Business Services Corp. or its subsidiaries owns more than 25% of the voting securities of such company. See Note 5 in the accompanying notes to the consolidated financial statements for transactions during the year ended December 31, 2017 with affiliates the Company is deemed to control.
(6) 50% owned by Wilshire Holdings I, Inc. (a subsidiary of Newtek Business Services Corp.), 50% owned by non-affiliate. The term loan is past its original maturity date and currently in default. As such, the fair value of the investment is zero.
(7) 96.11% owned by Wilshire Partners, LLC (a subsidiary of Newtek Business Services Corp.), 3.89% owned by Newtek Business Services Corp.
(8) 50.15% owned by The Whitestone Group, LLC (a subsidiary of Wilshire Holdings I, Inc., a subsidiary of Newtek Business Services Corp.) and 49.85% owned by Wilshire Holdings 1, Inc. (a subsidiary of Newtek Business Services Corp.).
(9) 25% owned by The Whitestone Group, LLC, (a subsidiary of Wilshire Holdings I, Inc., a subsidiary of Newtek Business Services Corp.), 65% owned by Wilshire Holdings I, Inc. (a subsidiary of Newtek Business Services Corp.), and 10% owned by Exponential business Development Co., Inc. (a subsidiary of Newtek Business Services Corp.).
(10) 66.7% owned by The Whitestone Group, LLC (a subsidiary of Wilshire Holdings I, Inc., a subsidiary of Newtek Business Services Corp.), 33.3% owned by non-affiliate.
(11) 100% owned by Newtek Business Services Holdco1., Inc. (a subsidiary of Newtek Business Services Corp.).
(12) 100% owned by Newtek LSP Holdco, LLC (a subsidiary of Wilshire Holdings I, Inc. and Newtek Business Services Holdco 5, Inc., both subsidiaries of Newtek Business Services Corp.).
(13) 100% owned by Wilshire Holdings I, Inc. (a subsidiary of Newtek Business Services Corp.).
(14) 100% owned by The Whitestone Group, LLC (a subsidiary of Wilshire Holdings I, Inc., a subsidiary of Newtek Business Services Corp.).
(15) 50% owned by Exponential Business Development Co., Inc. (a subsidiary of Newtek Business Services Corp.), 47.8% owned by The Whitestone Group, LLC (a subsidiary of Wilshire Holdings I, Inc., a subsidiary of Newtek Business Services Corp.) and 2.2% owned by Wilshire New York Advisers II, LLC (a subsidiary of Newtek Business Services Corp.).
(16) 50% owned by The Whitestone Group, LLC (a subsidiary of Wilshire Holdings I, Inc., a subsidiary of Newtek Business Services Corp.) and 50% owned by non-affiliate.
(17) 100% owned by Newtek Business Services Holdco 2, Inc. (a subsidiary of Newtek Business Services Corp.). During the year ended December 31, 2017, a portion of IPM’s business was spun off into a new wholly-owned controlled portfolio company, SIDCO. As a result, the underlying IPM business has not changed. The Company determined the cost basis of its investments in IPM and SIDCO to be $4,000,000 and $7,120,000, respectively. Refer to Note 4.
(18) 100% owned by Newtek Business Services Holdco 3, Inc. (a subsidiary of Newtek Business Services Corp.).
(19) Zero cost basis is reflected as the portfolio company was organized by the Company and incurred internal legal costs to organize the entity and immaterial external filing fees which were expensed when incurred.
(20) All of the Company’s investments are in entities which are organized under the Laws of the United States and have a principal place of business in the United States
(21) Under the Investment Company Act of 1940, as amended, the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. At December 31, 2017, 4.8% of total assets are non-qualifying assets.

See accompanying notes to these consolidated financial statements

As of December 31, 2017, the federal tax cost of investments was $361,680,000 resulting in estimated gross unrealized gains and losses of $119,606,000 and $24,597,000, respectively.

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

See accompanying notes to these consolidated financial statements

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

The following wholly-owned subsidiaries are consolidated in the financial statements of the Company:

•	Newtek Small Business Finance, LLC

•	Newtek Asset Backed Securities, LLC

•	The Whitestone Group, LLC

•	Wilshire Colorado Partners, LLC

•	Wilshire DC Partners, LLC

•	Wilshire Holdings I, Inc.

•	Wilshire Louisiana BIDCO, LLC

•	Wilshire Louisiana Partners II, LLC

•	Wilshire Louisiana Partners III, LLC

•	Wilshire Louisiana Partners IV, LLC

•	Wilshire New York Advisers II, LLC

•	Wilshire New York Partners III, LLC

•	Wilshire New York Partners IV, LLC

•	Wilshire New York Partners V, LLC

•	Wilshire Partners, LLC

•	CCC Real Estate Holdings, LLC

•	Exponential Business Development Co., Inc.

•	Newtek LSP Holdco, LLC

•	Newtek Business Services Holdco 1, Inc.

•	Newtek Business Services Holdco 2, Inc.

•	Newtek Business Services Holdco 3, Inc.

•	Newtek Business Services Holdco 4, Inc.

•	Newtek Business Services Holdco 5, Inc. (formerly Banc-Serv Acquisition, Inc.)

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

As of July 1, 2016, the Company determined that Exponential, previously a controlled portfolio company, met the criteria for consolidation under ASC Topic 946. This determination was based on Exponential's purchase of membership interests in two controlled portfolio companies during the year ended December 31, 2016.

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

Distributions

Dividends and distributions to the Company’s common stockholders are recorded on the declaration date. The timing and amount to be paid out as a dividend or distribution is determined by the Company’s Board each quarter and is generally based upon the taxable earnings estimated by management.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Invested cash is held almost exclusively at financial institutions of high credit quality. The Company invests cash not held in interest free checking accounts or bank money market accounts mainly in U.S. Treasury only money market instruments. As of December 31, 2017, cash deposits in excess of insured amounts totaled $5,609,000. The Company has not experienced any losses with respect to cash balances in excess of insured amounts and management does not believe there was a significant concentration of risk with respect to cash balances as of December 31, 2017.
Restricted Cash

Restricted cash includes amounts due on SBA loan-related remittances to third parties and cash reserves associated with securitization transactions. As of December 31, 2017, total restricted cash was $18,074,000.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions, and would distribute such taxable income in the next tax year. The Company would then pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the years ended December 31, 2017, 2016 and 2015, no U.S. federal excise taxes were due.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the net unrealized appreciation generated by the controlled investments held by the Taxable Subsidiaries. Such deferred tax liabilities amounted to $8,164,000 and $5,983,000 at December 31, 2017 and 2016, respectively, and are recorded as deferred tax liabilities on the consolidated statements of assets and liabilities. The change in deferred tax liabilities is included as a component of net unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

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

New Accounting Standards

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force),” which requires that the statement of cash flow explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those periods. Early adoption is permitted. This ASU will not have a material impact on the Company’s consolidated financial statements and disclosures.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. ASU 2014-09 supersedes the revenue recognition requirements under ASC 605, “Revenue Recognition”, and most industry-specific guidance throughout the Industry Topics of the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, which clarified the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”, which clarified the implementation guidance regarding performance obligations and licensing arrangements. In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606)—Narrow-Scope Improvements and Practical Expedients”, which clarified guidance on assessing collectability, presenting sales tax, measuring noncash consideration, and certain transition matters. In December 2016, the FASB issued ASU No. 2016-20, “Revenue from Contracts with Customers (Topic 606)—Technical Corrections and Improvements”, which provided disclosure relief, and clarified the scope and application of the new revenue standard and related cost guidance. The ASU is effective for annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period. The Company has evaluated the guidance under Topic 606 and expects to identify similar performance obligations under ASC 606 as compared with deliverables and separate units of account previously identified. The Company evaluated each revenue stream and concluded that all were covered by the scope exceptions as detailed in Topic 606. As a result, the Company expects timing of its revenue recognition to remain the same.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the years ended December 31, 2017 or 2016. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

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

The following tables present fair value measurements of the Company’s assets and liabilities measured at fair value and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values as of December 31, 2017 and 2016:

	Fair Value Measurements at December 31, 2017 using:
	Total	Level 1	Level 2	Level 3
Assets
Investments in money markets funds	$9	$9	$—	$—
SBA unguaranteed non-affiliate investments	278,034	—	—	278,034
SBA guaranteed non-affiliate investments	25,490	—	25,490	—
Controlled investments	153,156	—	—	153,156
Other real estate owned (1)	1,121	—	1,121	—
Servicing assets	19,359	—	—	19,359
Total assets	$477,169	$9	$26,611	$450,549
Liabilities
Contingent consideration liabilities (2)	$913	$—	$—	$913

(1) Included in Other Assets on the Consolidated Statements of Assets and Liabilities.

(2) Included in Accounts Payable, Accrued Expenses and Other Liabilities on the Consolidated Statements of Assets and Liabilities. Refer to Note 4.

For the year ended December 31, 2017, the change in unrealized appreciation (depreciation) included in the consolidated statement of operations attributable to Level 3 investments still held at December 31, 2017 includes $1,342,000 in unrealized depreciation on SBA unguaranteed non-affiliate investments, $12,957,000 in unrealized appreciation on controlled investments, and $3,394,000 in unrealized depreciation on servicing assets.

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

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements as of December 31, 2017 and 2016. In addition to the techniques and inputs noted in the table below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements at December 31, 2017 and 2016.

					Range
	Fair Value as of December 31, 2017	Valuation Techniques	Unobservable Input	Weighted Average	Minimum	Maximum
Assets:
SBA unguaranteed non-affiliate investments - performing loans	$266,467	Discounted cash flow	Market yields	5.60%	5.60%	5.60%
SBA unguaranteed non-affiliate investments - non-performing loans	$11,567	Discounted cash flow	Market yields	5.84%	5.84%	5.84%
Controlled equity investments (A)	$142,950	Market comparable companies	EBITDA multiples (B)	7.45x	3.54x	9.00x
		Market comparable companies	Revenue multiples (B)	1.08x	0.21x	2.55x
		Discounted cash flow	Weighted average cost of capital (B)	13.12%	11.40%	22.47%
	$2,450	Recent transaction	N/A	N/A	N/A	N/A
Controlled debt investments	$7,396	Discounted cash flow	Market yields	6.70%	4.75%	7.00%
	$360	Liquidation value	Asset value	N/A	N/A	N/A
Servicing assets	$19,359	Discounted cash flow	Market yields	13.06%	13.06%	13.06%
Liabilities:
Contingent consideration liabilities	$913	Discounted cash flow	Projected EBITDA and probability of achievement	N/A	N/A	N/A

(A)  In determining the fair value of the Company’s controlled equity investments as of December 31, 2017, the proportion of the market comparable companies valuation technique and the discounted cash flow valuation technique were 45.1% and 54.9%, respectively, on a weighted average basis.

(B) The Company valued $129,020,000 of investments using an equal weighting of EBITDA and revenue multiples and none of its investments using only revenue multiples in the overall valuation approach which included the use of market comparable companies. The Company valued $13,930,000 of investments using only discounted cash flows.

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

(A) In determining the fair value of the Company’s controlled investments as of December 31, 2016, the proportion of the market comparable companies valuation technique and the discounted cash flow valuation technique were 46.1% and 53.9%, respectively, on a weighted average basis.

(B) The Company valued $106,609,000 of investments using an equal weighting of EBITDA and revenue multiples and $860,000 of investments using only revenue multiples in the overall valuation approach which included the use of market comparable companies. The Company valued $9,450,000 of investments using only discounted cash flows.

The following tables present the changes in investments, servicing assets and liabilities measured at fair value using Level 3 inputs for the years ended December 31, 2017 and 2016:

	December 31, 2017
	SBA Unguaranteed Investments	Controlled Investments	Non-Control/Non-Affiliate Investments	Servicing Assets	Contingent Consideration Liabilities
Fair value, December 31, 2016	$211,471	$121,302	$904	$16,246	$—
Net change in unrealized (depreciation) appreciation	(1,342)	12,957	—	(3,394)	—
Realized loss	(894)	(300)	—	—	—
SBA unguaranteed non-affiliate investments, funded	89,762	—	—	—	—
Foreclosed real estate acquired	(503)	—	—	—	—
Purchase of investments	—	35,188	3,255	—	—
Purchase of loans from SBA	6,469	—	—	—	—
Purchase of loan portfolio	175	—	—	—	—
Transfer of Excel WebSolutions, LLC from Non-control/Non-affiliate to Controlled Investments	—	904	(904)	—	—
Record fair value of contingent consideration liabilities	—	—	—	—	1,368
Change in fair value of contingent consideration liabilities	—	—	—	—	(455)
Net accretion of premium/discount	19	—	—	—	—
Return of investment	—	(50)	—	—	—
Principal payments received on debt investments	(27,123)	(16,845)	(3,255)	—	—
Additions to servicing assets	—	—	—	6,507	—
Fair value, December 31, 2017	$278,034	$153,156	$—	$19,359	$913

	December 31, 2016
	SBA Unguaranteed Investments	Controlled Investments	Non-Control/Non-Affiliate Investments	Servicing Assets
Fair value, December 31, 2015	$158,355	$104,376	$1,824	$13,042
Net change in unrealized appreciation (depreciation)	18	11,337	(43)	(2,269)
Realized loss	(925)	—	—	—
SBA unguaranteed non-affiliate investments, funded	74,239	—	—	—
Foreclosed real estate acquired	(446)	—	—	—
Purchase of investments	—	8,595	1,020	—
Transfer from due from related parties	—	435	—	—
Transfer of Titanium Asset Management LLC from Non-control/Non-affiliate to Controlled Investments	—	1,146	(1,146)	—
Purchase of loan from SBA	2,057	—	—	—
Return of investment	—	(535)	—	—
Principal payments received on debt investments	(21,827)	(4,052)	(751)	—
Additions to servicing assets	—	—	—	5,473
Fair value, December 31, 2016	$211,471	$121,302	$904	$16,246

NOTE 4—INVESTMENTS:

Investments, all of which are with portfolio companies in the United States, consisted of the following at December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
	Cost	Fair Value	Cost	Fair Value
Money market funds	$9	$9	$35	$35
Non-affiliate debt investments	310,531	303,524	230,950	223,887
Controlled investments
Equity	48,835	145,400	35,285	116,919
Debt	11,063	7,756	5,716	4,383
Total investments	$370,438	$456,689	$271,986	$345,224

In April 2017, the Company invested in 100% of the common stock of a new wholly-owned, controlled portfolio company, IPM. IPM provides consulting, design and implementation of technology solutions for enterprise and commercial clients. Total consideration for the investment was $11,120,000 and consisted of $1,000,000 in restricted shares of Newtek common stock, $8,752,000 in cash and $1,368,000 to be paid in cash in two equal installments in 2018 and 2019 based on IPM attaining specific EBITDA levels for 2017 and 2018. As of December 31, 2017, the fair value of the contingent consideration liabilities was $913,000 and is included in Accounts Payable, Accrued Expenses and Other Liabilities on the consolidated statement of assets and liabilities.

During the third quarter of 2017, a portion of IPM’s business was spun off into a new wholly-owned controlled portfolio company, SIDCO. As a result, the underlying IPM business has not changed.

On October 24, 2017, the Company invested in 100% of the membership interests of a new wholly-owned, controlled portfolio company, UCS, which is a lead generator for commercial financing companies. Total consideration paid by the Company was $3,050,000 and consisted of $500,000 in restricted shares of Newtek common stock and $1,950,000 in cash, with the $600,000 balance to be paid in cash and Newtek common stock, in two equal installments in 2019 and 2020 based on UCS attaining specific EBITDA targets for 2018 and 2019. As of December 31, 2017, the fair value of the contingent consideration liabilities was zero.
The following table shows the Company’s portfolio investments by industry at December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
Industry	Cost	Fair Value	Cost	Fair Value
Data Processing, Hosting, and Related Services	$29,152	$115,875	$29,010	$107,180
Food Services and Drinking Places	31,929	31,822	21,941	21,702
Professional, Scientific, and Technical Services	31,471	31,241	12,240	11,582
Securities, Commodity Contracts, and Other Financial Investments and Related Activities	19,326	23,489	12,909	12,649
Amusement, Gambling, and Recreation Industries	21,408	22,284	18,486	18,995
Truck Transportation	20,115	19,005	7,469	6,938
Ambulatory Health Care Services	14,863	14,537	13,068	11,976
Repair and Maintenance	13,762	14,285	12,066	12,228
Accommodation	9,602	10,253	9,455	9,849
Specialty Trade Contractors	9,768	9,032	8,311	7,595
Fabricated Metal Product Manufacturing	8,281	8,424	5,922	5,961
Social Assistance	7,393	7,549	4,903	4,905
Food Manufacturing	9,362	6,906	5,596	4,873
Personal and Laundry Services	6,678	6,788	4,255	4,206
Merchant Wholesalers, Durable Goods	6,736	6,693	6,211	5,989
Gasoline Stations	6,646	6,409	5,938	5,570
Building Material and Garden Equipment and Supplies Dealers	5,752	5,750	4,439	4,328
Administrative and Support Services	5,909	5,371	6,379	5,727
Construction of Buildings	5,133	5,355	1,708	1,747
Performing Arts, Spectator Sports, and Related Industries	4,716	5,116	1,854	1,819
Food and Beverage Stores	5,143	5,114	5,221	5,194
Rental and Leasing Services	5,590	5,056	1,741	1,615
Transit and Ground Passenger Transportation	5,233	4,943	1,836	1,703
Motor Vehicle and Parts Dealers	4,879	4,904	5,059	5,051
Other	81,591	80,488	65,969	65,842
Total	$370,438	$456,689	$271,986	$345,224

NOTE 5—TRANSACTIONS WITH AFFILIATED COMPANIES AND RELATED PARTY TRANSACTIONS:

Transactions with Affiliated Companies

An affiliated company is a company in which the Company has an ownership of 5% or more of its voting securities. A controlled affiliate is a company in which the Company owns more than 25% of its voting securities. Transactions related to our investments with controlled affiliates for the year ended December 31, 2017 were as follows:

Portfolio Company	Fair value at December 31, 2016	Purchases (cost)	Principal received (cost)	Net realized gains/(losses)	Net unrealized gains/(losses)	Fair value at December 31, 2017	Interest and other income	Dividend income
Controlled Investments
Universal Processing Services of Wisconsin, LLC	$63,000	$—	$—	$—	$17,000	$80,000	$—	$7,100
Premier Payments LLC	21,000	—	—	—	2,000	23,000	—	1,575
Newtek Technology Solutions, Inc.	20,109	—	(50)	—	(7,659)	12,400	—	—
International Professional Marketing, Inc. (1)	—	5,450	(1,000)	—	—	4,450	10	550
SIDCO, LLC	—	7,915	(245)	—	—	7,670	6	225
banc-serv Partners, LLC	5,400	30	—	—	(2,000)	3,430	—	—
CDS Business Services, Inc.	3,440	18,343	(14,637)	—	7,250	14,396	544	200
Small Business Lending, LLC	3,300	—	—	—	(800)	2,500	—	—
Newtek Insurance Agency, LLC	2,500	—	—	—	—	2,500	—	—
PMTWorks Payroll, LLC	2,045	1,000	—	—	(3,045)	—	—	—
Titanium Asset Management LLC	508	—	(466)	—	(42)	—	6	—
Excel WebSolutions, LLC	904	—	(497)	—	(47)	360	68	—
United Capital Source, LLC	—	2,450	—	—	—	2,450	—	50
Summit Systems and Designs, LLC	—	—	—	—	—	—	54	—
Secure CyberGateway Services, LLC	—	—	—	(300)	300	—	19	47
Total Controlled Investments	$122,206	$35,188	$(16,895)	$(300)	$12,957	$153,156	$707	$9,747

(1) Refer to Note 4 for discussion of investment in IPM.

Prior to January 2017, EWS was a non-control/non-affiliate investment. During the year ended December 31, 2017, the Company exercised warrants to purchase a 50% membership interest in EWS. Interest, fees, and dividends attributable to the investment in EWS that were credited to income prior to January 2017 are included in investment income from non-affiliate investments on the consolidated statements of operations.

During the year ended December 31, 2017, a portion of IPM’s business was spun off into a new wholly-owned controlled portfolio company, SIDCO. As a result, the underlying IPM business has not changed. The Company determined the cost basis of its investments in IPM and SIDCO to be $4,000,000 and $7,120,000, respectively. Refer to Note 4.

Related Party Transactions

Notes Payable - Related Parties

In June 2015, the Company entered into the Related Party RLOC. Maximum borrowings under the Related Party RLOC were $38,000,000.

In June 2017, the Related Party RLOC was amended to increase maximum borrowings to $50,000,000. The outstanding balance bears interest at a rate equal to (a) LIBOR (with a floor of 0.50%) plus (b) 6% or at a rate equal to (y) the greater of the Prime Rate or 3.5% plus (z) 5%. At December 31, 2017, the Related Party RLOC bears interest at a rate of 7.69%. The Related Party RLOC has a maturity date of June 21, 2021. Outstanding borrowings at December 31, 2017 were $7,001,000. For the years ended December 31, 2017, 2016 and 2015, interest expense was $780,000, $260,000 and $621,000, respectively.

Expenses Incurred from Controlled Portfolio Companies

The Company incurs expenses from certain controlled portfolio companies including managed technology services from NTS, loan related processing and auditing expenses and referral fees from various related parties and payroll processing fees from NPS.

	December 31, 2017	December 31, 2016	December 31, 2015
Managed technology services	$836	$969	$599
Loan related processing and auditing fees	127	36	255
Referral fees	167	23	—
Payroll processing fees	38	35	22
Total	$1,168	$1,063	$876
Lake Success, New York Offices

Beginning in April 2016, the Company began sub-leasing portions of its office space in Lake Success, New York to certain portfolio companies. Amounts charged for the years ended December 31, 2017 and 2016 were as follows:

Portfolio Company	December 31, 2017	December 31, 2016
Small Business Lending, LLC	$81	$104
CDS Business Services, Inc.	63	80
PMTWorks Payroll, LLC	46	30
Universal Processing Services of Wisconsin, LLC	147	32
Newtek Insurance Agency, LLC	86	46
Titanium Asset Management LLC	13	4
United Capital Source, LLC	7	—
Premier Payments LLC	46	57
Total	$489	$353
Managerial Assistance Fees from Controlled Investments

The Company offers managerial assistance to all portfolio companies and currently provides managerial assistance to certain controlled portfolio companies. Amounts are charged based on estimates of time and effort spent by certain employees providing managerial services for certain controlled portfolio companies. Fees are recorded on a quarterly basis, are recurring in nature and are charged at an arm’s length basis. The table below summarizes amounts charged to each controlled portfolio company for the years ended December 31, 2017, 2016 and 2015. The amounts are recorded as a credit to salaries and benefits in the consolidated statements of operations.

Portfolio Company	December 31, 2017	December 31, 2016	December 31, 2015
Universal Processing Services of Wisconsin, LLC	$407	$468	$590
Newtek Technology Solutions, Inc.	543	654	528
PMTWorks Payroll, LLC	75	96	149
Newtek Insurance Agency, LLC	204	235	241
Summit Systems and Designs, LLC	10	26	30
Secure CyberGateway Services, LLC	2	1	45
banc-serv Partners, LLC	215	110	—
Premier Payments LLC	163	192	45
CDS Business Services, Inc.	35	—	—
International Professional Marketing, Inc.	72	—	—
SIDCO, LLC	52	—	—
Small Business Lending, LLC	364	525	176
Total	$2,142	$2,307	$1,804
Other Transactions with Related Parties
In December 2015, the Company sold a portfolio of health-related insurance policies to NIA for $407,000. The carrying value of the portfolio at the time of sale was $308,000 which resulted in gain on sale of $99,000 which is included in other income from controlled investments on the consolidated statements of operations. The purchase price was calculated based on one times the trailing twelve month gross commissions earned from the remaining active policies.
In July 2015, the Company entered into a consulting agreement (the “Agreement”), with Jeffrey Rubin, former President of Newtek and former CEO of Premier. The Agreement retained Jeffrey Rubin to perform business development consulting services. The Agreement entitled Jeffrey Rubin to annual compensation of $200,000 paid monthly. During the year ended December 31, 2015, the Company incurred approximately $83,000 in consulting fees related to the Agreement. The Agreement was terminated in December 2015 and no additional payments are required to be made. On January 1, 2016, Jeffrey Rubin entered into an independent sale agent agreement with Premier.
During the year ended December 31, 2015, the Company earned $51,000 in consulting fees and other income from related parties.
In September 2016, the Company entered into an advisory services agreement (the “AK Agreement”) with AK Capital, LLC (“AK Capital”). The Company’s Chief Executive Officer is a director of AK Capital. AK Capital provides consulting and advisory services to the Company in connection with the sale and/or securitization of participations in SBA guaranteed and unguaranteed SBA 7(a) loans. The AK Agreement contains total fees of $10,000, to be paid monthly over one year. During the years ended December 31, 2017 and 2016, the Company incurred $7,000 and $3,000 in fees respectively, from AK Capital.

A member of the Company’s Board and audit committee chairman receives a pension from CohnReznick LLP and capital payouts from his partnership interests. CohnReznick LLP performs various tax services for the Company.

The spouse of the Chief Accounting Officer of the Company is the Controller of certain of the Company’s controlled portfolio companies and is paid an annual salary in excess of $125,000.

The nephew and brother of the Chief Executive Officer of the Company are employed by certain of the Company’s controlled portfolio companies and earn annual salaries in excess of and less than $125,000, respectively.
As of December 31, 2017, the Company had $2,255,000 due from related parties and no amounts due to related parties. At December 31, 2016, the Company had $3,748,000 due from related parties and $1,227,000 due to related parties.

NOTE 6—SERVICING ASSETS:

At December 31, 2017 and 2016, servicing assets are measured at fair value. The Company earns servicing fees from the guaranteed portions of SBA 7(a) loans it originates and sells.
The following table summarizes the fair value and valuation assumptions related to servicing assets at December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Fair Value	$19,359	$16,246
Discount factor (1)	13.06%	12.20%
Cumulative prepayment rate	20.00%	18.50%
Average cumulative default rate	20.00%	20.00%
(1) Determined based on risk spreads and observable secondary market transactions.
Servicing fee income earned for the years ended December 31, 2017, 2016 and 2015 was $7,206,000, $6,160,000 and $4,611,000, respectively.
NOTE 7—ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES:
The following table details the components of accounts payable, accrued expenses and other liabilities at December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Due to participants and SBA (1)	$6,420	$5,512
Accrued payroll and related expenses	3,401	2,528
Deferred rent and other lease related liabilities	2,378	2,641
Loan processing, servicing and other loan related expenses	1,991	1,479
Contingent consideration liabilities	913	—
Other	1,763	1,744
Total accounts payable, accrued expenses and other liabilities	$16,866	$13,904
(1) Represents loan related remittances received by NSBF, and due to third parties.
NOTE 8—BORROWINGS:
At December 31, 2017 and 2016, the Company had borrowings comprised of the following:

	December 31, 2017			December 31, 2016
Facility	Commitments	Borrowings Outstanding	Weighted Average Interest Rate	Commitments	Borrowings Outstanding	Weighted Average Interest Rate
Capital One line of credit - guaranteed (1)	$100,000	$—	—%	$50,000	$5,100	4.50%
Capital One line of credit - unguaranteed (1)	—	—	—%	—	—	—%
Notes due 2021	40,250	39,114	7.00%	40,250	38,767	7.00%
Notes due 2022	8,324	7,936	7.50%	8,324	7,853	7.50%
Notes payable - related parties	50,000	7,001	7.69%	38,000	1,400	7.67%
Notes payable - Securitization Trusts	165,432	162,201	4.10%	120,945	118,122	3.79%
Total	$364,006	$216,252	4.87%	$257,519	$171,242	4.75%

(1) Total combined commitments of the guaranteed and unguaranteed lines of credit are $100,000,000 and $50,000,000 at December 31, 2017 and 2016, respectively.
Outstanding borrowings under the Notes due 2022, Notes due 2021 and Notes payable - Securitization Trusts consisted of the following:

	December 31, 2017			December 31, 2016
	Notes Due 2022	Notes Due 2021	Notes Payable- Securitization Trusts	Notes Due 2022	Notes Due 2021	Notes Payable- Securitization Trusts
Principal	$8,324	$40,250	$165,432	$8,324	$40,250	$120,945
Unamortized deferred financing costs	(388)	(1,136)	(3,231)	(471)	(1,483)	(2,823)
Net carrying amount	$7,936	$39,114	$162,201	$7,853	$38,767	$118,122

As of December 31, 2017 and 2016, the carrying amount of the Company’s borrowings under the Capital One lines of credit, Notes payable - related parties and Notes payable - Securitization Trusts, approximates their fair value due to their variable interest rates.
The fair value of the fixed rate Notes due 2022 Notes and 2021 Notes is based on the closing public share price on the date of measurement. On December 31, 2017, the closing price of the 2022 Notes was $26.51 per note, or $8,827,000. On December 31, 2016, the closing price of the 2022 Notes was $26.09 or $8,687,000. On December 31, 2017, the closing price of the 2021 Notes was $25.45 per note, or $40,975,000. On December 31, 2016, the closing price of the 2021 Notes was $25.53 per note, or $41,103,000. These borrowings are not recorded at fair value on a recurring basis.

Total interest expense related to borrowings for the years ended December 31, 2017, 2016 and 2015, was $11,377,000, $8,385,000 and $6,479,000, respectively.
7.00% Notes Due 2021

In April 2016, the Company and the Trustee, entered into the Second Supplemental Indenture to the Base Indenture between the Company and the Trustee, relating to the Company’s issuance, offer and sale of $35,000,000 aggregate principal amount of 7.0% Notes due 2021. The Company granted an overallotment option of up to $5,250,000 in aggregate principal amount of the 2021 Notes. The sale of the Notes generated proceeds of approximately $33,750,000, net of underwriter’s fees and expenses. In May 2016, the underwriters exercised their option to purchase $5,250,000 in aggregate principal amount of notes for an additional $5,066,000 in net proceeds. The 2021 Notes are the Company’s direct unsecured obligations and rank: (i) pari passu with the Company’s other outstanding and future unsecured indebtedness; (ii) senior to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2021 Notes; (iii) effectively subordinated to all the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries.

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

The Base Indenture, as supplemented by the Second Supplemental Indenture, contains certain covenants including covenants requiring the Company to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act, to comply with (regardless of whether it is subject to) the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act as in effect immediately prior to the issuance of the 2021 Notes, and to provide financial information to the holders of the 2021 Notes and the Trustee if the Company should no longer be subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by the First Supplemental Indenture. The Base Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding 2021 Notes may declare such 2021 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. At December 31, 2017, the Company was in compliance with all covenants related to the 2021 Notes. See Note 19 for further discussion of the 2021 Notes.

At December 31, 2017 the 2021 Notes had an outstanding principal balance of $40,250,000. For the years ended December 31, 2017 and 2016 interest expense including amortization of related deferred financing costs was $3,164,000 and $2,181,000, respectively.

7.50% Notes Due 2022

In September 2015, the Company and the Trustee entered into the Base Indenture and the First Supplemental Indenture relating to the Company’s issuance, offer, and sale of $8,324,000, including the underwriter’s partial exercise of their over-allotment option, in aggregate principal amount of the 7.5% Notes due 2022. The 2022 Notes are the Company’s direct unsecured obligations and rank: (i) pari passu with the Company’s other outstanding and future unsecured indebtedness; (ii) senior to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2022 Notes; (iii) effectively subordinated to all the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. The 2022 Notes will mature on September 30, 2022 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after September 23, 2018, at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to but not including the date fixed for redemption. Proceeds net of offering costs and expenses were $7,747,000.

The Base Indenture, as supplemented by the First Supplemental Indenture, contains certain covenants including covenants requiring the Company to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act, to comply with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act, and to provide financial information to the holders of the 2022 Notes and the Trustee if the Company should no longer be subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by the Second Supplemental Indenture. The Base Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding 2022 Notes may declare such 2022 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. At December 31, 2017, the Company was in compliance with all covenants related to the 2022 Notes.

At December 31, 2017 the 2022 Notes had an outstanding principal balance of $8,324,000. For the years ended December 31, 2017, 2016 and 2015, interest expense including amortization of related deferred financing costs was $707,000,$708,000 and $192,000, respectively.

Capital One Facilities

In May 2017, NSBF amended its Capital One facility to increase the facility from $50,000,000 to $100,000,000 and provided a reduction in interest rates. The interest rate on the portion of the facility, collateralized by the government guaranteed portion of SBA 7(a) loans, is set at Prime minus 0.25% (previously Prime plus 1.00%), and there is a quarterly facility fee equal to 0.25% on the unused portion of the revolving credit calculated as of the end of each calendar quarter. The interest rate on the portion of the facility, collateralized by the unguaranteed portion of SBA 7(a) loans, is set at Prime plus 0.75% (previously Prime plus 1.875%), and there is a quarterly facility fee equal to 0.25% on the unused portion of the revolving credit calculated as of the end of each calendar quarter. The facility provides for a 55% advance rate on the non-guaranteed portions of the SBA 7(a) loans NSBF originates, and a 90% advance rate on the guaranteed portions of SBA 7(a) loans NSBF originates. In addition, the amendment extended the date on which the facility will convert to a term loan from May 16, 2017 to May 11, 2020 and extended the maturity date of the facility to May 11, 2022.

In June 2015, NSBF amended the existing facility to eliminate the fixed charge coverage ratio in exchange for a debt service ratio, new EBITDA minimums, the elimination of restrictions on the our ability to pay dividends to shareholders, as well as the release of the guarantees of our former subsidiaries (now treated as portfolio companies).

At December 31, 2017, there were no borrowings outstanding under the unguaranteed and guaranteed lines of credit and NSBF was in full compliance with all applicable loan covenants.

For the years ended December 31, 2017, 2016 and 2015, interest expense including amortization of related deferred financing costs was $1,188,000, $1,260,000 and $1,165,000, respectively.

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
In December 2017, NSBF completed its eighth securitization which resulted in the transfer of $76,188,000 of unguaranteed portions of SBA loans to the 2017-1 Trust.  The 2017-1 Trust in turn issued securitization notes for the par amount of $75,426,000, consisting of $58,111,000 Class A notes and $17,315,000 of Class B notes, against the assets in a private placement. The Class A and Class B notes received an “A” and “BBB-” rating by S&P, respectively, and the final maturity date of the notes is February 2043.

For the years ended December 31, 2017, 2016 and 2015, interest expense including amortization of related deferred financing costs and discount was $5,537,000, $3,976,000 and $3,810,000, respectively.

At December 31, 2017 and 2016, the assets of the consolidated Trusts totaled $274,321,000 and $205,060,000 respectively, the liabilities of the consolidated Trusts totaled $165,432,000 and $120,945,000, respectively.
Notes Payable - Related Parties

In June 2015, the Company entered into the Related Party RLOC. Maximum borrowings under the Related Party RLOC were $38,000,000.

In June 2017, the Related Party RLOC was amended to increase maximum borrowings to $50,000,000. The outstanding balance bears interest at a rate equal to (a) LIBOR (with a floor of 0.50%) plus (b) 6% or at a rate equal to (y) the greater of the Prime Rate or 3.5% plus (z) 5.0%. At December 31, 2017, the Related Party RLOC interest rate was 7.69%. The Related Party RLOC has a maturity date of June 21, 2021. Outstanding borrowings at December 31, 2017 were $7,001,000. For the years ended December 31, 2017, 2016 and 2015, interest expense was $780,000, $260,000 and $621,000, respectively.
Total expected principal repayments on the Company’s borrowings for the next five fiscal years and thereafter are as follows:

December 31,	Borrowings
2018	$—
2019	—
2020	—
2021	47,251
2022	8,324
Thereafter	165,432
$221,007
NOTE 9—COMMITMENTS AND CONTINGENCIES:

Operating and Employment Commitments
The Company leases office space and other office equipment in several states under operating lease agreements which expire at various dates through 2029. Those office space leases which are for more than one year generally contain scheduled rent increases or escalation clauses.
The following summarizes the Company’s obligations and commitments, as of December 31, 2017 for future minimum cash payments required under operating lease and employment agreements:

Year	Operating Leases	Employment Agreements	Total
2018	$2,005	$300	$2,305
2019	1,691	—	1,691
2020	1,455	—	1,455
2021	1,352	—	1,352
2022	1,360	—	1,360
Thereafter	6,217	—	6,217
Total	$14,080	$300	$14,380

Minimum payments have not been reduced by minimum sublease rentals of $450,000 due in the future under non-cancellable subleases.
Rent expense including loss on lease for the years ended December 31, 2017, 2016 and 2015 was $769,000, $1,765,000 and $866,000, respectively.
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

Guarantees
The Company is a guarantor on the Sterling Receivable and Inventory Facility at NBCS. Maximum borrowings under the Sterling Receivable and Inventory Facility are $15,000,000. The Sterling Receivable and Inventory Facility matures in February 2019 and automatically renews annually. At December 31, 2017, total principal owed by NBCS was $11,164,000. In addition, the Company deposited $750,000 to collateralize the guarantee. At December 31, 2017, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is also a guarantor on the Sterling 504 Facility at NBCS. Maximum borrowings under the 504 Facility are $35,000,000, depending upon syndication. The Sterling 504 Facility matures in August 2018. At December 31, 2017, total principal owed by NBCS was $8,597,000. At December 31, 2017, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is a guarantor on the Goldman Facility, a term loan facility between UPSW, NTS, Premier, BSP and SBL with Goldman Sachs with an aggregate principal amount up to $50,000,000. The Goldman Facility matures in June 2021. At December 31, 2017, total principal outstanding was $40,000,000. At December 31, 2017, the Company determined that it is not probable that payments would be required to be made under the guarantee.

NOTE 10—EARNINGS PER SHARE:

The following table summarizes the calculation for the net increase in net assets resulting from operations per common share for the years ended December 31, 2017, 2016 and 2015:

	December 31, 2017	December 31, 2016	December 31, 2015
Net increase in net assets resulting from operations	$38,976	$27,305	$35,736
Weighted average shares outstanding	17,327	14,541	10,770
Net increase in net assets resulting from operations per common share	$2.25	$1.88	$3.32
NOTE 11—COMMON STOCK:

The following table summarizes the total shares issued and proceeds received net of underwriting discounts and offering costs in public offerings of the Company’s common stock since conversion to a BDC:

	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014
Shares issued	2,587,500	—	2,300,000	2,530,000
Offering price per share	$15.25	$—	$16.50	$12.50
Proceeds net of underwriting discounts and offering costs	$37,042	$—	$35,290	$27,883

In January 2017 the Company priced a public offering of 2,250,000 shares of its common stock at a public offering price of $15.25 per share. The Company also sold an additional 337,500 shares of its common stock at a public offering price of $15.25 per share pursuant to the underwriter’s full exercise of the over-allotment option.

In October 2015 the Company priced a public offering of 2,000,000 shares of its common stock at a public offering price of $16.50 per share. The Company also sold an additional 300,000 shares of its common stock at a public offering price of $16.50 per share pursuant to the underwriter’s full exercise of the over-allotment option.

In November 2014 the Company priced a public offering of 2,200,000 shares of its common stock at a public offering price of $12.50 per share. The Company also sold an additional 330,000 shares of its common stock at a public offering price of $12.50 per share pursuant to the underwriter’s full exercise of the over-allotment option.

ATM Program

On March 20, 2017, the Company entered into an ATM Equity Distribution Agreement. The ATM Equity Distribution Agreement provides that the Company may offer and sell up to 2,900,000 shares of common stock from time to time through the Placement Agents. On September 6, 2017, the Company entered into an amended ATM Equity Distribution Agreement for the purpose of adding D.A. Davidson as placement agent. During the year ended December 31, 2017, the Company sold 1,139,000 shares of its common stock at a weighted average price of $17.58 per share. Proceeds, net of offering costs and expenses were $19,620,000. As of December 31, 2017, there were 1,761,000 shares of common stock available for sale under the ATM Equity Distribution Agreement.

The Company used the net proceeds for funding investments in debt and equity securities in accordance with its investment objective and strategies.

Investment in IPM

During the year ended December 31, 2017, in connection with its investment in IPM, the Company issued 60,490 restricted common shares valued at $1,000,000.

Investment in UCS

During the year ended December 31, 2017, in connection with its investment in UCS, the Company issued 28,741 restricted common shares valued at $500,000.

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
NOTE 12—DIVIDENDS AND DISTRIBUTIONS:

The Company’s dividends and distributions are recorded on the declaration date. The following table summarizes the Company’s dividend declarations and distributions during the years ended December 31, 2017 and 2016.

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
December 31, 2017
March 6, 2017	March 20, 2017	March 31, 2017	$0.36	$6,062	6	$89
May 4, 2016	May 31, 2017	June 30, 2017	$0.40	$6,804	7	$112
August 21, 2017	September 22, 2017	September 29, 2017	$0.44	$7,585	11	$184
November 9, 2017	December 18, 2017	December 28, 2017	$0.44	$7,838	14	$260

December 31, 2016
February 25, 2016	March 22, 2016	March 31, 2016	$0.35	$4,708	29	$362
June 9, 2016	June 20, 2016	June 30, 2016	$0.35	$4,985	7	$83
September 7, 2016	September 20, 2016	September 30, 2016	$0.43	$6,152	6	$77
November 17, 2016	December 15, 2016	December 30, 2016	$0.40	$5,706	6	$91

During the year ended December 31, 2017, an additional 7,200 shares valued at $122,000 were issued related to dividends from unvested restricted stock awards.

NOTE 13—BENEFIT PLANS:

Defined Contribution Plan
The Company’s employees participate in a defined contribution 401(k) plan (the “Plan”) adopted in 2004 which covers substantially all employees based on eligibility. The Plan is designed to encourage savings on the part of eligible employees and qualifies under Section 401(k) of the Code. Under the Plan, eligible employees may elect to have a portion of their pay, including overtime and bonuses, reduced each pay period, as pre-tax contributions up to the maximum allowed by law. The Company may elect to make a matching contribution equal to a specified percentage of the participant’s contribution, on their behalf as a pre-tax contribution. For the years ended December 31, 2017, 2016 and 2015, the Company matched 50% of the first 2% of employee contributions, resulting in $197,000, $63,000 and $177,000 in expense, respectively.
NOTE 14—INCOME TAXES:

As a RIC, the Company must distribute substantially all of its respective net taxable income each tax year as dividends to its shareholders. Accordingly, no provision for federal income tax has been made in the financial statements for the years ended December 31, 2017, 2016 and 2015.

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

The following differences were reclassified for tax purposes for the years ended December 31, 2017, 2016 and 2015:

	December 31, 2017	December 31, 2016	December 31, 2015
(Decrease) increase in additional paid-in capital	$(342)	$(649)	$195
Increase in undistributed net investment income	14,581	12,915	10,622
Decrease in net realized gains on investments	(14,239)	(12,266)	(10,817)

Taxable income generally differs from net increase (decrease) in net assets for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes unrealized appreciation (depreciation) on investments as investment gains and losses are not included in taxable income until they are realized.

The following table reconciles net increase in net assets to taxable income for the years ended December 31, 2017, 2016 and 2015:

	December 31, 2017	December 31, 2016	December 31, 2015
Net increase in net assets	$38,976	$27,305	$35,736
Net change in unrealized depreciation on investments	(9,619)	(12,343)	(10,187)
Net change in deferred tax liabilities	2,179	5,128	857
GAAP versus tax basis consolidation of subsidiaries	1,210	1,536	(4,115)
Other income (deductions/losses) for tax, not book	181	(17)	(307)
Other differences	(2,593)	1,871	92
Taxable income before deductions for distributions	$30,334	$23,480	$22,076

The tax character of distributions paid during the years ended December 31, 2017, 2016 and 2015 were as follows:

	December 31, 2017	December 31, 2016	December 31, 2015
Ordinary income	$24,866	$18,774	$15,043
Long-term capital gains	4,068	3,390	67
Return of capital	—	—	—

The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. Approximately 19% of the Company’s ordinary income was from qualified dividends. The actual tax characteristics of distributions to shareholders are reported to shareholders annually on Form 1099-DIV.
The tax basis components of distributable earnings/(accumulated losses) and reconciliation to accumulated earnings/(deficit) on a book basis for the years ended December 31, 2017, 2016 and 2015 were as follows:

	December 31, 2017	December 31, 2016	December 31, 2015
Undistributed ordinary income - tax basis	$3,782	$2,377	$6,781
Undistributed net realized gains - tax basis	—	—	184
Net change in unrealized appreciation on investments	20,466	13,025	8,062
GAAP versus tax basis consolidation of subsidiaries	1,369	2,579	4,115
Other temporary differences	4,982	2,348	1,288
Dividends payable	—	—	(5,802)
Total accumulated earnings - book basis	$30,599	$20,329	$14,628
The differences between the components of distributable earnings on a tax basis and the amounts reflected in the consolidated statements of changes in net assets are primarily due to temporary book-tax differences that will reverse in a subsequent period.
NOTE 15—FINANCIAL HIGHLIGHTS:

The financial highlights for the Company are as follows:

Per share data (1)	December 31, 2017	December 31, 2016	December 31, 2015
Net asset value at beginning of period	$14.30	$14.06	$16.31
Net investment loss	(0.45)	(0.64)	(0.57)
Net realized gain on investments	2.27	2.17	3.14
Net unrealized appreciation on investments	0.75	0.85	0.94
Net unrealized depreciation on servicing assets	(0.20)	(0.16)	(0.13)
Change in provision for deferred taxes	(0.12)	(0.34)	(0.06)
Net increase in net assets resulting from operations	2.25	1.88	3.32
Dividends to common stockholders from net investment income	(1.41)	(1.30)	—
Distributions to common stockholders from capital gains	(0.23)	(0.23)	(1.76)
Special dividend	—	—	(2.69)
Total dividends paid	(1.64)	(1.53)	(4.45)
Stock-based compensation expense	0.05	0.04	—
Consolidation of Exponential Business Development Co., Inc.	—	(0.03)	—
Reversal of deferred tax asset	—	—	(0.19)
Out of period adjusted related to BDC Conversion	—	—	(0.06)
Exponential of New York LLC distributions to members	—	—	(0.25)
Accretive effect of stock offerings (issuing shares above NAV per share)	0.02	—	2.43
Accretive effect of shares issued in connection with investments (issuing shares above NAV per share)	0.01	—	—
Dilutive effect of special dividend	—	—	(3.07)
Dilutive effect of restricted stock awards	—	(0.11)	—
Other (4)	0.09	(0.01)	0.02
Net asset value at end of period	$15.08	$14.30	$14.06

Per share market value at end of period	$18.49	$15.90	$14.32
Total return based on market value (2)	26.60%	24.51%	24.46%
Total return based on average net asset value (2)(3)	16.92%	12.59%	13.52%
Shares outstanding at end of period (in thousands)	18,457	14,624	14,509

Ratios/Supplemental Data:
Net assets at end of period	$278,329	$209,094	$203,949
Ratio of expenses to average net assets	19.20%	19.48%	17.42%
Ratio of net investment loss to average net assets	(3.23)%	(4.48)%	(3.34)%
Portfolio turnover	116.38%	109.6%	103.5%
Average debt outstanding	$193,747	$151,502	$128,680
Average debt outstanding per share	$10.50	$10.36	$8.87
Asset coverage ratio	229%	222%	249%

(1) Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2) Assumes dividends are reinvested.
(3) Total return based on average net asset value was calculated using the sum of ending net asset value plus dividends to stockholders during the period, divided by the beginning net asset value.

(4) Includes the impact of the different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
NOTE 16—STOCK-BASED COMPENSATION:

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

The Board approves the issuance of shares of restricted stock to employees and directors pursuant to the Equity Incentive Plan. These shares generally vest over a one or two year period from the grant date. The fair value is expensed over the service period, starting on the grant date. The following table summarizes the restricted stock issuances under the Equity Incentive Plan, net of shares forfeited and the remaining shares of restricted stock available for issuance as of December 31, 2017.

Restricted Stock authorized under the plan (1)	1,500,000
Less net restricted stock granted during:
Year ended December 31, 2016	(120,933)
Year ended December 31, 2017	(5,007)
Restricted stock available for issuance as of December 31, 2017	1,374,060

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

For the years ended December 31, 2017 and 2016, the Company recognized total stock-based compensation expense of $963,000 and $577,000, respectively. No stock-based compensation expense was recognized during the year ended December 31, 2015.

As of December 31, 2017, there was $217,000 of total unrecognized compensation expense related to unvested restricted shares. This compensation expense is expected to be recognized over a remaining weighted-average period of approximately 1.39 years as of December 31, 2017.

NOTE 17—UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES:

In accordance with the SEC’s Regulation S-X and GAAP, we are not permitted to consolidate any subsidiary or other entity that is not an investment company, including those in which we have a controlling interest. We had one unconsolidated subsidiary that met at least one of the significance conditions under Rule 1-02(w) of Regulation S-X during the periods presented for which we are required, pursuant to Rule 3-09 of Regulation S-X, to attach separate financial statements as exhibits to the Form 10-K. Accordingly, the audited financial statements of UPSW for the years ended December 31, 2016 and 2015 and unaudited financial statements for the year ended December 31, 2017 have been attached as exhibits.

NOTE 18—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):
The following tables set forth certain unaudited consolidated quarterly statement of operations data from the eight quarters ended December 31, 2017. This information is unaudited, but in the opinion of management, it has been prepared substantially on the same basis as the audited consolidated financial statements appearing elsewhere in this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below. The consolidated quarterly data should be read in conjunction with the current audited consolidated statements and notes thereto. The total of the quarterly EPS data may not equal to the full year results.

	Three Months Ended
2017	March 31	June 30	September 30	December 31
Total investment income	$8,993	$9,904	$9,601	$10,416
Net investment loss	$(2,094)	$(1,680)	$(1,192)	$(2,915)
Net gain on investments	$7,998	$8,610	$9,269	$20,980
Net increase in net assets resulting from operations	$5,904	$6,930	$8,077	$18,065
Net increase in net assets resulting from operations per share	$0.36	$0.40	$0.46	$1.00
Net asset value per share at period end	$14.31	$14.36	$14.40	$15.08

	Three Months Ended
2016	March 31	June 30	September 30	December 31
Total investment income	$6,794	$7,223	$7,851	$9,097
Net investment loss	$(1,380)	$(4,081)	$(2,125)	$(1,674)
Net gain on investments	$6,984	$9,453	$12,165	$7,963
Net increase in net assets resulting from operations	$5,604	$5,372	$10,040	$6,289
Net increase in net assets resulting from operations per share	$0.39	$0.37	$0.69	$0.43
Net asset value per share at period end	$14.10	$14.11	$14.26	$14.30
NOTE 19—SUBSEQUENT EVENTS:

On February 21, 2018, the Company closed a public offering of $50,000,000 in aggregate principal amount of its 2023 Notes. The 2023 Notes will mature on March 1, 2023 and may be redeemed in whole or in part at any time or from time to time at Newtek’s option on or after March 1, 2020. The 2023 Notes bear interest at a rate of 6.25% per year payable quarterly on March 1, June 1, September 1 and December 1, of each year, beginning June 1, 2018. Total net proceeds received after deducting underwriters’ discount and expenses was $48,288,000. The 2023 Notes are listed on the Nasdaq Global Market under the trading symbol “NEWTI” and were rated “A-“ by Egan-Jones. A portion of the proceeds will be used to redeem the outstanding 2021 Notes pending the conclusion of a 30-day notice period to existing holders of the 2021 Notes, expiring on March 23, 2018. In February 2018, the underwriters exercised their option to purchase an additional $7,500,000 in aggregate principal amount of the 2023 Notes resulting in an additional $7,275,000 in net proceeds.

On February 21, 2018, the Company issued redemption notices to the holders of the 2021 Notes. The Company will redeem all $40,250,000 in aggregate principal amount of the Notes on the Redemption Date at 100% of their principal amount ($25 per Note), plus the accrued and unpaid interest thereon from December 31, 2017, through, but excluding, the Redemption Date.

On January 18, 2018, the Company declared a quarterly cash dividend of $0.40 per share payable on March 30, 2018 to shareholders of record as of March 20, 2018. The dividend will be paid in cash or shares of the Company's common stock through participation in the Company's DRIP, at the election of shareholders.

Newtek Business Services Corp. and Subsidiaries
Schedule of Investments In and Advances to Affiliates
December 31, 2017

Portfolio Company	Type of Investment (1)	Amount of Realized Gain (Loss)	Amount of Unrealized Appreciation (Depreciation)	Amount of Interest or Dividends Credited to Income (3)	Fair Value at December 31, 2016	Gross Additions (4)	Gross Reductions (5)	Fair Value at December 31, 2017
Advanced Cyber Security Systems, LLC	50% Membership Interest (2)	$—	$—	$—	$—	$—	$—	$—
	Term Loan (3%) (2)	—	—	—	—	—	—	—

Automated Merchant Services, Inc.	100% Common Stock (2)	—	—	—	—	—	—	—

CDS Business Services, Inc.	100% Common Stock	—	7,250	200	750	7,250	—	8,000
	Line of Credit (Prime + 2.5%) (6)	—	—	544	2,690	18,343	(14,637)	6,396

Newtek Technology Solutions, Inc.	100% Common Stock (2)	—	(7,659)	—	20,109	—	(7,709)	12,400

Fortress Data Management, LLC	100% Membership Interest (2)	—	—	—	—	—	—	—

Newtek Insurance Agency, LLC	100% Membership Interest (2)	—	—	—	2,500	—	—	2,500

PMTWorks Payroll, LLC	100% Membership Interest (2)	—	(860)	—	860	—	(860)	—
	Term Loan (10%-12%) (2)	—	(2,185)	—	1,185	1,000	(2,185)	—

Secure CyberGateway Services, LLC	66.7% Membership Interest	—	—	47	—	—	—	—
	Term Loan (7%)	(300)	300	19	—	—	—	—

Small Business Lending, LLC	100% Membership Interest	100	(800)	—	3,300	—	(800)	2,500

Summit Systems and Designs, LLC	100% Membership Interest	—	—	54	—	—	—	—

banc-serv Partners, LLC	100% Membership Interest (2)	—	(2,000)	—	5,400	30	(2,000)	3,430

Premier Payments LLC	100% Membership Interest	—	2,000	1,575	21,000	2,000	—	23,000

Portfolio Company	Type of Investment (1)	Amount of Realized Gain (Loss)	Amount of Unrealized Appreciation (Depreciation)	Amount of Interest or Dividends Credited to Income (3)	Fair Value at December 31, 2016	Gross Additions (4)	Gross Reductions (5)	Fair Value at December 31, 2017

International Professional Marketing, Inc. (8)	100% Common Stock	—	—	550	—	4,000	—	4,000
	Line of Credit (Prime + 0.5%) (6)	—	—	10	—	1,450	(1,000)	450

SIDCO, LLC (8)	100% Membership Interest	—	—	225	—	7,120	—	7,120
	Line of Credit (Prime + 0.5%) (6)	—	—	6	—	795	(245)	550

Universal Processing Services of Wisconsin, LLC	100% Membership Interest	—	17,000	7,100	63,000	17,000	—	80,000

United Capital Source, LLC	100% Membership Interest	—	—	50	—	2,450	—	2,450

Titanium Asset Management, LLC	100% Membership Interest (2)	—	—	—	—	—	—	—
	Term Loan (2)	—	(42)	6	508	—	(508)	—

Excel WebSolutions LLC (7)	100% Membership Interest (2)	—	—	—	—	—	—	—
	Term Loan	—	(47)	68	904	—	(544)	360

Total Controlled Investments		$(200)	$12,957	$10,454	$122,206	$61,438	$(30,488)	$153,156

This schedule should be read in connection with the Company’s Consolidated Financial Statements, including the Consolidated Schedule of Investments and Notes to the Consolidated Financial Statements.

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
(6) Index based floating rate debt investments bear interest at rate of Prime plus a contractual spread which typically resets monthly. At December 31, 2017, the Prime rate was 4.25%.
(7) Prior to January 2017, EWS was a non-control/non-affiliate investment. Refer to Note 5.
(8) During the year ended December 31, 2017, a portion of IPM’s business was spun off into a new wholly-owned controlled portfolio company, SIDCO. As a result, the underlying IPM business has not changed. The Company determined the cost basis of its investments in IPM and SIDCO to be $4,000,000 and $7,120,000, respectively. Refer to Note 4.