Form 10-Q
period 2018-03-31
Newtek Business Services Corp.
filed 2018-05-09
CIK 1587987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial or accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 8, 2018 there were 18,666,651 shares issued and outstanding of the registrant’s Common Stock, par value $0.02 per share.

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

BDC	Business Development Company under the 1940 Act
Board	The Company's board of directors
Capital One	Capital One Bank, N.A.
Code	Internal Revenue Code of 1986, as amended
DRIP	The Company's dividend reinvestment plan
EBITDA	Earnings before interest, taxes, depreciation and amortization
Equity Incentive Plan	The Company's 2015 Equity Incentive Plan
Exchange Act	Securities and Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Goldman Facility	Credit and Guaranty Agreement between UPSW, NTS, Premier, BSP, SBL and GS Bank; as amended on June 21, 2017
Goldman Sachs	Goldman Sachs Bank
LIBOR	London Interbank Offered Rate
NAV	Net Asset Value
Related Party RLOC	Unsecured revolving line of credit agreement between UPSW, NTS, Premier, BSP and SBL as lenders and Newtek as borrower
PLP	Preferred Lender Program, as authorized by the SBA
Redemption Date	March 23, 2018
RIC	Regulated investment company under the Code
S&P	Standard and Poor's
SBA	United States Small Business Administration
SBLC	Small Business Lending Company
SBIC	Small Business Investment Company
SEC	Securities and Exchange Commission
SMB	Small-and-medium sized businesses
Sterling	Sterling National Bank
Sterling 504 Facility	Loan and Security Agreement between NBCS and Sterling, as lender to fund SBA 504 loans
Sterling Receivable and Inventory Facility	Loan and Security Agreement between NBCS and Sterling, as lender to fund accounts receivable and inventory financing arrangements
Taxable Subsidiaries	Companies formed by Newtek which are taxed as corporations for income tax purposes

Trustee	U.S. Bank, N.A.
U.S. GAAP or GAAP	Generally accepted accounting principles in the United States

Portfolio Companies and Subsidiaries
NSBF	Newtek Small Business Finance, LLC, a consolidated subsidiary
Exponential	Exponential Business Development Co., Inc., a Taxable Subsidiary
UPSW or NMS	Universal Processing Services of Wisconsin, LLC dba Newtek Merchant Solutions, a wholly-owned controlled portfolio company
Premier	Premier Payments LLC, a wholly-owned controlled portfolio company
NTS	Newtek Technology Solutions, Inc., a wholly-owned controlled portfolio company
IPM	International Professional Marketing, Inc., a wholly-owned controlled portfolio company
SIDCO	SIDCO, LLC dba Cloud Nine Services, a wholly-owned controlled portfolio company
EWS	Excel WebSolutions, LLC, a controlled portfolio company
NBCS	CDS Business Services, Inc. dba Newtek Business Credit Solutions, a wholly-owned controlled portfolio company
SBL	Small Business Lending, LLC, a wholly-owned controlled portfolio company
BSP	ADR Partners, LLC dba banc-serv Partners, LLC, a wholly-owned controlled portfolio company
NPS	PMTWorks Payroll, LLC dba Newtek Payroll and Benefits Solutions, a wholly-owned controlled portfolio company
NIA	Newtek Insurance Agency, LLC, a wholly-owned controlled portfolio company
UCS	United Capital Source, LLC, a wholly-owned controlled portfolio company
TAM	Titanium Asset Management LLC, a wholly-owned controlled portfolio company

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (In Thousands, except for Per Share Data)
	March 31, 2018	December 31, 2017
ASSETS	(Unaudited)	(Note 1)
Investments, at fair value
SBA unguaranteed non-affiliate investments (cost of $299,604 and $287,690, respectively; includes $256,656 and $265,174, respectively, related to securitization trusts)	$290,938	$278,034
SBA guaranteed non-affiliate investments (cost of $19,473 and $22,841, respectively)	21,841	25,490
Controlled investments (cost of $63,014 and $59,898, respectively)	157,442	153,156
Investments in money market funds (cost of $9 and $9, respectively)	9	9
Total investments at fair value	470,230	456,689
Cash	2,606	2,464
Restricted cash	22,950	18,074
Broker receivable	29,833	8,539
Due from related parties	2,268	2,255
Servicing assets, at fair value	20,404	19,359
Other assets	11,608	12,231
Total assets	$559,899	$519,611

LIABILITIES AND NET ASSETS
Liabilities:
Bank notes payable	$30,500	$—
Notes due 2022 (Note 7)	7,957	7,936
Notes due 2021 (Note 7)	—	39,114
Notes due 2023 (Note 7)	55,659	—
Notes payable - Securitization trusts (Note 7)	153,041	162,201
Notes payable - related parties	3,675	7,001
Due to related parties	37	—
Deferred tax liabilities	8,462	8,164
Accounts payable, accrued expenses and other liabilities	21,296	16,866
Total liabilities	280,627	241,282

Commitment and contingencies (Note 8)
Net assets:
Preferred stock (par value $0.02 per share; authorized 1,000 shares, no shares issued and outstanding)	—	—
Common stock (par value $0.02 per share; authorized 200,000 shares, 18,561 and 18,457 issued and outstanding, respectively)	371	369
Additional paid-in capital	247,607	247,363
Undistributed net investment income	4,602	14,792
Net unrealized appreciation, net of deferred taxes	21,453	20,448
Net realized gains/(losses)	5,239	(4,643)
Total net assets	279,272	278,329
Total liabilities and net assets	$559,899	$519,611
Net asset value per common share	$15.05	$15.08

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (In Thousands, except for Per Share Data)
	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Investment income
From non-affiliate investments:
Interest income	$5,174	$4,235
Servicing income	2,065	1,646
Other income	1,055	665
Total investment income from non-affiliate investments	8,294	6,546
From controlled investments:
Interest income	149	147
Dividend income	2,625	2,300
Total investment income from controlled investments	2,774	2,447
Total investment income	11,068	8,993
Expenses:
Salaries and benefits	4,878	4,651
Interest	3,512	2,530
Depreciation and amortization	120	89
Professional fees	940	847
Origination and servicing	1,605	1,384
Change in fair value of contingent consideration liabilities	10	—
Loss on extinguishment of debt	1,059	—
Other general and administrative costs	1,717	1,586
Total expenses	13,841	11,087
Net investment loss	(2,773)	(2,094)
Net realized and unrealized gains (losses):
Net realized gain on non-affiliate investments	9,881	8,685
Net unrealized (depreciation) appreciation on SBA guaranteed non-affiliate investments	(280)	113
Net unrealized appreciation (depreciation) on SBA unguaranteed non-affiliate investments	992	(556)
Net unrealized appreciation on controlled investments	1,170	931
Change in deferred taxes	(299)	(566)
Net unrealized depreciation on servicing assets	(579)	(609)
Net realized and unrealized gains	$10,885	$7,998
Net increase in net assets resulting from operations	$8,112	$5,904
Net increase in net assets resulting from operations per share	$0.44	$0.36
Net investment loss per share	$(0.15)	$(0.13)
Dividends and distributions declared per common share	$0.40	$0.36
Weighted average number of shares outstanding	18,495	16,383

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS (UNAUDITED)
(In Thousands)

Three Months Ended March 31, 2018
Increase in net assets:
Net investment loss	$(2,773)
Net realized gains on investments	9,881
Net change in unrealized depreciation on investments	1,004
Net increase in net assets	8,112
Distributions to common stockholders:
Dividends to common stockholders from net investment income	(7,370)
Total distributions to stockholders	(7,370)
Capital share transactions:
Issuance of common stock under dividend reinvestment plan	168
Stock-based compensation expense	65
Purchase of vested stock for employee payroll tax withholding	(32)
Net increase in net assets from capital share transactions	201
Total increase in net assets	943
Net assets at beginning of period	278,329
Net assets at end of period (includes $4,602 of undistributed net investment income)	$279,272
Common shares outstanding at end of period	18,561
Capital share activity:
Shares issued under dividend reinvestment plan	10
Purchase of vested stock for employee payroll tax withholding	(2)
Restricted shares issued under Equity Incentive Plan, net of forfeitures	94
Net increase in capital activity	102

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (In Thousands)
	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Cash flows from operating activities:
Net increase in net assets resulting from operations	$8,112	$5,904
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net unrealized appreciation on controlled investments	(1,170)	(931)
Net unrealized (appreciation) depreciation on non-affiliate investments	(712)	443
Net unrealized depreciation on servicing assets	579	609
Net realized gains on non-affiliate investments	(9,881)	(8,685)
Allowance for doubtful accounts	24	—
Change in fair value of contingent consideration liabilities	10	—
Loss on extinguishment of debt	1,059	—
Amortization of deferred financing costs	378	412
Deferred income taxes	299	566
Depreciation and amortization	120	89
Purchase of SBA 7(a) loan portfolio	—	(175)
Funding of controlled investments	(4,639)	(5,423)
Funding of guaranteed non-affiliate SBA loans	(69,973)	(60,046)
Proceeds from sale of non-affiliate SBA loans	83,457	68,471
Funding of unguaranteed non-affiliate SBA loans	(21,387)	(18,598)
Return of investment from controlled investments	—	50
Principal received from controlled investments	1,522	1,254
Payments received on SBA non-affiliate investments	8,732	9,832
Other, net	370	483
Changes in operating assets and liabilities:
Broker receivable	(21,294)	(15,450)
Due to/from related parties	(1)	(929)
Other assets	699	860
Accounts payable, accrued expenses and other liabilities	4,499	1,039
Capitalized servicing asset	(1,624)	(1,459)
Other, net	3	84
Net cash used in operating activities	(20,818)	(21,600)
Cash flows from investing activities:
Purchase of fixed assets	(83)	(136)
Cash flows from financing activities:
Net borrowings on bank notes payable	30,500	13,200
Proceeds from common shares sold, net of offering costs	—	37,042
Net repayments on related party line of credit	(3,326)	(1,400)
Proceeds from Notes due 2023	57,500	—
Redemption of Notes due 2021	(40,250)	—
Payments on Notes Payable - Securitization Trusts	(9,376)	(8,892)

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (In Thousands)
	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Dividends paid	(7,202)	(6,151)
Additions to deferred financing costs	(1,893)	—
Purchase of vested stock for employee payroll tax withholding	(34)	—
Other, net	—	(1)
Net cash provided by financing activities	25,919	33,798
Net increase in cash and restricted cash	5,018	12,062
Cash and restricted cash—beginning of year (Note 2)	$20,538	$22,896
Cash and restricted cash—end of year (Note 2)	$25,556	$34,958

Non-cash investing and financing activities:
Foreclosed real estate acquired	$478	$62
Issuance of common shares under dividend reinvestment plan	$168	$91

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Performing SBA Unguaranteed Investments (1)
Alaska Industrial Paint LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/30/2043	$141.8	$141.8	$151.6	0.05%
B&C Texas Leasing Inc and M&W Hot Oil, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	3/30/2028	980.0	980.0	928.1	0.33%
GQ Investments,LLC	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	3/30/2028	210.5	210.5	187.9	0.07%
Technical Ordnance Solutions, LLC	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/30/2028	1,250.0	1,250.0	1,100.5	0.39%
America's Little Leaders Academy, Inc	Social Assistance	Term Loan	Prime plus 2.75%	3/30/2043	22.5	22.5	23.4	0.01%
Master Roofing and Siding Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/30/2028	265.0	265.0	231.6	0.08%
Romancing the Stone	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/30/2043	362.5	362.5	365.5	0.13%
Payne's Environmental Services LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/30/2028	226.6	226.6	213.1	0.08%
Alaska Industrial Paint LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/30/2028	124.8	124.8	122.5	0.04%
Michael S Brown Physical Therapy, P.C	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/30/2028	98.3	98.3	85.9	0.03%
Arrow Freight Inc	Truck Transportation	Term Loan	Prime plus 2.75%	3/30/2028	704.7	704.7	615.8	0.22%
B&C Texas Leasing Inc., M & W Hot Oil, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	3/30/2043	270.0	270.0	267.8	0.10%
Fifth Wheel Truck Stop 001	Gasoline Stations	Term Loan	Prime plus 2.75%	3/30/2043	1,145.5	1,145.5	1,120.5	0.40%
Boulevard Books Inc.	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/30/2043	121.3	121.3	125.2	0.04%
Kaz Wellness, LLC dba Grounded Wellness Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/29/2028	15.9	15.9	14.5	0.01%
Hot Shot Services, Inc and TFB, Ltd Co	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/29/2043	400.0	400.0	427.7	0.15%
Lou & Choo Enterprises Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/28/2043	21.5	21.5	23.0	0.01%
Kenneth Whelchel dba Whelchel Fencing and Construction	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/28/2028	65.0	65.0	59.8	0.02%
Cartwright Termite & Pest Control Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/28/2028	232.8	232.8	217.5	0.08%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Bebos Inc dba Pizza Hut and Sunoco	Gasoline Stations	Term Loan	Prime plus 2.75%	3/28/2028	217.5	217.5	206.3	0.07%
Clancy 15 LLC and Allied Molded Products LLC	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	3/28/2043	220.0	220.0	216.9	0.08%
Corning Lumber Company Inc & Frank R Close & Son Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/28/2028	87.5	87.5	89.6	0.03%
Montage Mountain Resorts, LP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/28/2043	1,250.0	1,250.0	1,336.6	0.48%
Clancy 15 LLC and Allied Molded Products LLC	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	3/28/2028	154.6	154.6	145.5	0.05%
K.C. Communications, Inc.	Telecommunications	Term Loan	Prime plus 2.75%	3/27/2028	62.5	62.5	64.0	0.02%
Towing Professionals of Arizona Inc dba Shamrock Towing	Support Activities for Transportation	Term Loan	Prime plus 2.75%	3/26/2028	150.0	150.0	136.5	0.05%
Towing Professionals of Arizona Inc dba Shamrock Towing	Support Activities for Transportation	Term Loan	Prime plus 2.75%	3/26/2043	538.8	538.8	514.5	0.18%
Cable Management, LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/23/2028	99.0	99.0	93.6	0.03%
Aque Investment Group LLC	Real Estate	Term Loan	Prime plus 2.75%	3/23/2028	265.5	265.5	270.0	0.10%
Shweiki Media Inc dba Study Breaks Magazine	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/23/2028	75.0	75.0	74.9	0.03%
Denton BioFuels LLC and Amercian BioSource, LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/23/2028	97.5	97.5	90.1	0.03%
All Regional Recyclers of Wood LLC dba ARROW	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/23/2028	131.3	131.3	124.0	0.04%
Sunshine Tents and Event Rentals LLC	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/23/2028	62.5	62.5	64.0	0.02%
Sofasco, Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/23/2043	100.0	100.0	98.1	0.04%
Kajun Martial Arts LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/23/2028	22.5	22.5	20.0	0.01%
New York Label & Box Corp	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/23/2043	1,250.0	1,250.0	1,274.1	0.46%
ME Interiors LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/22/2028	18.8	18.8	16.4	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
GeoTek Alaska, Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/21/2043	850.0	850.0	871.2	0.31%
Rexco Foods LLC dba Papa John's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/20/2028	42.5	42.5	37.1	0.01%
RTSP Union LLC	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	3/20/2028	50.0	50.0	51.2	0.02%
TX Superior Communications, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/19/2028	93.3	93.3	84.9	0.03%
Cest Chic Concepts, LLC dba Salon Cest Chic	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/19/2028	11.3	11.3	10.1	—%
Petroleum Equipment & Services, Inc	Support Activities for Mining	Term Loan	Prime plus 2.75%	3/16/2028	250.0	250.0	252.5	0.09%
Camerabots Media, LLC	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	3/16/2028	15.0	15.0	13.4	—%
Car Pro Auto Spa of Stuart, LLC dba Tide Pools Island Gifts	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/16/2028	22.5	22.5	23.0	0.01%
Rojenco, Inc. dba Buggy Bathe Auto Wash Lube & Detail Shoppe	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/15/2043	519.1	519.1	546.7	0.20%
Bear Bones, Inc.	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	3/15/2043	22.5	22.5	23.5	0.01%
CTD Operations Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/15/2028	22.8	22.8	20.8	0.01%
Rojenco II, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/15/2043	402.5	402.5	423.9	0.15%
Summit Insights Group LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	3/14/2028	95.5	95.5	83.5	0.03%
Bovill Creative LLC	Real Estate	Term Loan	Prime plus 2.75%	3/14/2028	53.8	53.8	55.1	0.02%
SRG Waterfront LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/9/2028	312.5	312.5	276.7	0.10%
Dante Ultimate Cleaning Service LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/9/2028	10.2	10.2	9.5	—%
HG Ventures, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	3/9/2028	133.1	133.1	116.3	0.04%
2b Mom Inc dba Mom's the Word Maternity	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	3/9/2028	97.5	97.5	85.3	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Bee Kidz Funzone Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/9/2028	51.8	51.8	51.1	0.02%
Integrity Machinery Moving, LLC	Support Activities for Transportation	Term Loan	Prime plus 2.75%	3/8/2028	22.5	22.5	23.0	0.01%
Treft Systems Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/8/2028	15.0	15.0	13.2	—%
Play4Fun dba Luv 2 Play	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/7/2028	52.9	52.9	53.1	0.02%
Unpainted Arizona, LLC dba Westside Bowl	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/7/2043	61.5	61.5	65.8	0.02%
Stepping Stones Childrens Academy	Social Assistance	Term Loan	Prime plus 2.75%	3/2/2043	253.3	253.3	264.2	0.09%
Espinoza & Salinas Group Ltd dba Credit 360 Consulting	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/2/2028	5.0	5.0	4.5	—%
BC Bishop Enterprises LLC dba 9Round Pooler	Educational Services	Term Loan	Prime plus 2.75%	3/2/2028	8.4	8.4	7.5	—%
The Law Offices of Samuel R Miller LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/28/2043	119.0	119.0	126.7	0.05%
Connie Engelbrecht	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	2/28/2028	3.0	3.0	2.7	—%
Urban Fitness Group LLC dba Crunch Fitness Group LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2028	103.0	103.0	105.5	0.04%
Merciful Heavenly Homes, LLC	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	2/28/2043	66.0	66.0	70.5	0.03%
Carey Collision Repairs Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/27/2028	75.0	75.0	67.2	0.02%
Betty's Catering Corp, Betty's Decoration & Wedding Center Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/26/2043	355.0	355.0	379.6	0.14%
Purely Seed LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	2/26/2028	125.0	125.0	109.2	0.04%
Carries Cakes and Catering, Inc dba Carrie's Cakes and Confections	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/23/2028	5.3	5.3	4.6	—%
Jackpine Technologies Corporation	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	2/22/2028	80.0	80.0	76.2	0.03%
Crossfit iQ LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/21/2028	42.5	42.5	38.2	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Wellfleet Consulting Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/21/2028	15.0	15.0	13.1	—%
New View Media Group LLC	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	2/16/2028	82.5	82.5	84.5	0.03%
Town & Country Transportation Co.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	2/16/2028	66.3	66.3	67.9	0.02%
Lulinjett LLC dba All American Printing & Design	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	2/14/2043	106.3	106.3	113.6	0.04%
Margab Inc dba Smoothie King	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/13/2028	12.8	12.8	11.4	—%
JumboMarkets, Inc.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/13/2028	207.5	207.5	187.6	0.07%
Start "UP "Dreams, Inc dba SDC Concrete and Start"UP" Dream Construction	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/9/2028	75.0	75.0	69.2	0.02%
Tony Herring & Associates, Inc.	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	2/9/2028	8.3	8.3	8.2	—%
Quality Machine of Iowa, Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	2/9/2028	1,250.0	1,250.0	1,188.6	0.43%
Apps Inc., Market Share, and Singular Leaseholdings LLC	Telecommunications	Term Loan	Prime plus 2.75%	2/8/2028	525.0	525.0	458.8	0.16%
De La Vega LLC dba De La Vega Deland and De La Vega Oviedo	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/7/2028	49.9	49.9	46.3	0.02%
Macrotech Integrated Management Solutions dba Extreme Lawn Care	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/5/2028	12.0	12.0	12.3	—%
Midlothian Hardware Inc dba Grills True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	2/2/2028	15.0	15.0	15.1	0.01%
M&R Wong LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	2/1/2028	12.0	12.0	10.5	—%
Chace Building Supply of CT Inc.	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	1/31/2043	300.0	300.0	320.8	0.11%
Rocco's Landscaping LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/31/2043	74.9	74.9	80.1	0.03%
USA General Investment LLC dba Braniff Paint and Body Shop	Repair and Maintenance	Term Loan	Prime plus 2.75%	1/31/2028	14.9	14.9	13.4	—%
WydeBodi, LLC dba Wyde Bodi Auto Tags	Support Activities for Transportation	Term Loan	Prime plus 2.75%	1/30/2043	47.4	47.4	48.9	0.02%
New Phaze Packaging Inc	Paper Manufacturing	Term Loan	Prime plus 2.75%	1/26/2043	958.1	958.1	1,016.5	0.36%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Parati USA Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	1/25/2028	22.4	22.4	19.5	0.01%
Concrete Services LLC and James Ward	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/25/2028	99.4	99.4	91.9	0.03%
Southside BBQ Corp	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/25/2028	19.4	19.4	19.8	0.01%
Flair Interiors, Inc dba Giant Don's Flooring America	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	1/24/2028	136.7	136.7	140.0	0.05%
Tier 1 Solutions LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/23/2028	7.5	7.5	6.7	—%
Friend Contractors, LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	1/19/2043	232.2	232.2	235.8	0.08%
Weeping Willow Kennels, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/19/2028	10.4	10.4	10.6	—%
Lavish Specs Inc	Machinery Manufacturing	Term Loan	Prime plus 2.75%	1/19/2028	7.5	7.5	6.5	—%
Driven Warehouse/Distribution LLC	Truck Transportation	Term Loan	Prime plus 2.75%	1/18/2028	132.4	132.4	115.7	0.04%
MedWorxs Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/18/2028	78.3	78.3	68.4	0.02%
Lou & Choo Enterprises Inc dba Lou & Choo Lounge	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/18/2043	114.9	114.9	115.8	0.04%
Specialized Dairy Processors LLC and Nathaly Zapata	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/16/2028	64.6	64.6	56.5	0.02%
Work of Heart Inc dba Little Nest Portraits	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/10/2028	5.2	5.2	4.6	—%
Human Resource Time Manager LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/8/2028	15.4	15.4	15.7	0.01%
Impress Therapeutic Massage LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/8/2043	62.9	62.9	65.4	0.02%
Crad Holding LLC dba Neighborhood Laundry of Bloomfield	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/5/2028	62.1	62.1	54.7	0.02%
Sandfree Systems LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/5/2028	7.5	7.5	7.6	—%
Social Link LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/29/2027	11.1	11.1	9.7	—%
Farec, Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/29/2042	280.5	280.5	286.6	0.10%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Best Choice Meats, Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/29/2027	64.3	64.3	64.5	0.02%
Morrocco Method, Inc	Chemical Manufacturing	Term Loan	Prime plus 2.75%	12/27/2042	859.3	859.3	877.6	0.31%
Anglin Cultured Stone Products LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	12/27/2042	642.1	642.1	625.3	0.22%
^Advance Case Parts Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/22/2027	49.0	49.0	46.6	0.02%
Gorilla Warfare LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/22/2027	22.3	22.3	20.2	0.01%
^TrialHawk Litigation Group LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/22/2027	15.6	15.6	13.6	—%
Landmark Ventures USA Inc	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	12/22/2027	61.8	61.8	53.9	0.02%
^Salida Family Chiropractic-PPLC dba Salida Sport and Spine	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/22/2027	11.9	11.9	10.4	—%
^Lab Partner, LLC and Beechtree Diagnostics, LLP	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/22/2027	770.1	770.1	681.0	0.24%
Jacliff Investments Inc	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	12/22/2027	49.4	49.4	43.1	0.02%
Driven Warehouse/Distribution LLC	Truck Transportation	Term Loan	Prime plus 2.75%	12/22/2027	741.3	741.3	647.2	0.23%
Bisson Transportation Inc	Truck Transportation	Term Loan	Prime plus 2.75%	12/22/2027	74.1	74.1	72.0	0.03%
Anderson Farms Inc	Truck Transportation	Term Loan	Prime plus 2.75%	12/22/2027	1,235.6	1,235.6	1,090.1	0.39%
^Medical Plaza of Boro Park PC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/22/2027	61.8	61.8	53.9	0.02%
Muckamuck Trucks, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	12/22/2027	13.6	13.6	12.9	—%
O'Rourke's Diner, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/22/2027	3.7	3.7	3.6	—%
^Dudeck Enterprise LLC dba Detail Garage Las Vegas	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/22/2027	16.1	16.1	16.4	0.01%
DHD Enterprise LLC dba Edible Arrangements #1699	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/21/2027	13.6	13.6	12.7	—%
^Street Magic Enterprise LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	12/21/2027	86.9	86.9	83.6	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Tropical Stone LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/21/2027	185.3	185.3	189.7	0.07%
Ameco Forest Products LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/21/2027	173.0	173.0	177.0	0.06%
^CT Auto Spa LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/21/2027	213.4	213.4	214.5	0.08%
^Blue Lagoon Resort, LLC dba Hill View Cottages	Accommodation	Term Loan	Prime plus 2.75%	12/21/2042	188.3	188.3	201.2	0.07%
^DBMS Consulting, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/20/2027	74.1	74.1	70.3	0.03%
Best Quality Home Care LLC	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	12/19/2027	7.9	7.9	6.9	—%
^CZAR Industries, Inc.	Machinery Manufacturing	Term Loan	Prime plus 2.75%	12/19/2027	260.0	260.0	241.5	0.09%
^Auto Excellance of Fort Myers Inc.	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/19/2042	106.0	106.0	113.3	0.04%
^Dr. Richard R. Rolle, Jr., PLLC dba Rolle Oral & Facial Surgery	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/18/2027	123.8	123.8	116.5	0.04%
^JMD Aviation Holdings, LLC	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/15/2027	494.2	494.2	493.5	0.18%
^Peanut Butter & Co., Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/15/2027	222.4	222.4	194.2	0.07%
^Demand Printing Solutions Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	12/15/2027	17.5	17.5	16.5	0.01%
^1-0 Granny's Helpful Hands, LLC	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	12/15/2027	22.2	22.2	19.6	0.01%
^Galaforo Construction and Companies LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	12/15/2042	208.2	208.2	212.9	0.08%
^Crystal II Auto Glass Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/15/2027	14.8	14.8	13.0	—%
^Ocean Trans LLC & Dehal Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	12/15/2042	608.5	608.5	593.1	0.21%
^Galaforo Construction LLC and Paul M Galaforo, Jr.	Construction of Buildings	Term Loan	Prime plus 2.75%	12/15/2027	336.5	336.5	293.8	0.11%
^Legion Bowl, Inc & Legion Pub Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/15/2042	332.8	332.8	355.6	0.13%
^Montessori Community School	Social Assistance	Term Loan	Prime plus 2.75%	12/15/2027	61.8	61.8	58.1	0.02%
^Capital Containers LLC	Truck Transportation	Term Loan	Prime plus 2.75%	12/15/2027	22.2	22.2	19.8	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Neville Galvanizing, Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2042	625.0	625.0	628.8	0.23%
^Barcade Holdings, LLC ,Barcade LLC,& Barcade New Haven LLC	Management of Companies and Enterprises	Term Loan	Prime plus 2.75%	12/14/2027	123.6	123.6	108.8	0.04%
^Atlas Geo-Constructors, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/14/2027	300.5	300.5	287.6	0.10%
^LP Industries Inc. dba Childforms	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	12/14/2027	74.3	74.3	71.6	0.03%
Beale Street Blues Company Inc.dba B.B. King's Club-Memphis	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/14/2027	995.9	995.9	876.3	0.31%
^AADJ Empire Inc and AADJ Galaxy Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/14/2042	180.8	180.8	179.4	0.06%
^Heung Kyun Im	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/14/2027	15.3	15.3	13.3	—%
^Hana Pastries Enterprises LLC dba Hana Kitchens, Hana Pastries, Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	12/14/2027	95.4	95.4	93.5	0.03%
Royalty Freight Inc	Truck Transportation	Term Loan	Prime plus 2.75%	12/14/2027	661.0	661.0	577.1	0.21%
^KR Calvert & Co, LLC	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	12/14/2027	462.6	462.6	405.5	0.15%
^Hardway Inc & AFC Leasing Inc	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/13/2027	926.7	926.7	809.0	0.29%
^Nichols Fire and Security LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/13/2042	87.3	87.3	88.4	0.03%
Polymer Dynamics, Inc and Carl Bent	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/12/2027	71.7	71.7	72.5	0.03%
^LPB LPB Property Management Inc dba Wilderness View Cabins	Real Estate	Term Loan	Prime plus 2.75%	12/12/2042	99.7	99.7	106.0	0.04%
A-1 Van Services Inc	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	12/12/2027	706.2	706.2	679.5	0.24%
^Clore Construction LLC	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	12/12/2027	457.2	457.2	433.8	0.16%
^Sky Way Enterprises, Inc, A-Liner-8-Aviation, Inc, Kissimmee Aviation	Air Transportation	Term Loan	Prime plus 2.75%	12/12/2027	494.2	494.2	431.5	0.15%
^Jai Ganeshai LLC, Mahiveera 1 LLC, Mahiveera 2 LLC & KSVP LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	12/12/2027	49.4	49.4	43.1	0.02%
^Big Picture Group LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/12/2027	370.7	370.7	337.0	0.12%
^The Ohio Valley Group Inc dba Ohio Valley Landscapes & Design	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/12/2027	14.8	14.8	13.4	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Clear Sound Communications, Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/8/2027	3.7	3.7	3.3	—%
^AV Strategy Inc	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/8/2027	437.4	437.4	407.3	0.15%
^JVLS LLC dba Vaccines 2 Go	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/7/2027	14.8	14.8	12.9	—%
^Kim Howard Corp dba NPN Machine Tools	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/7/2042	573.6	573.6	610.2	0.22%
^IHC Hardware Inc.	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/6/2042	99.7	99.7	97.7	0.03%
^ODS Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/6/2027	48.4	48.4	44.7	0.02%
^Earth First Recycling LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/6/2027	74.1	74.1	73.6	0.03%
^Driven Powersports, Inc	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/6/2027	86.5	86.5	75.5	0.03%
^Affordable Auto Transport LLC	Truck Transportation	Term Loan	Prime plus 2.75%	12/5/2027	7.4	7.4	6.7	—%
^Healthcare Interventions, Inc dba Brightstar Healthcare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/4/2027	14.8	14.8	12.9	—%
Oil Palace, Inc.	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/4/2042	985.0	985.0	1,052.6	0.38%
^PS Camping Inc.	Accommodation	Term Loan	Prime plus 2.75%	12/1/2027	19.4	19.4	19.5	0.01%
^Linda Jean Howard Riley dba The Rusty Bolt	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/1/2042	21.0	21.0	22.4	0.01%
^Salud Bar & Grill LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/1/2027	55.6	55.6	48.8	0.02%
^Square1 Partners, LLC	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	12/1/2027	61.8	61.8	53.9	0.02%
Utara LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/1/2027	10.4	10.4	10.2	—%
^Fortress Verve Inc, Maurice R. Margules and Antonie C. Reinhard	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	11/30/2027	129.0	129.0	127.4	0.05%
^Frontier Sand LLC	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	11/30/2027	500.0	500.0	488.6	0.17%
^WTI Distribution Inc	Support Activities for Transportation	Term Loan	Prime plus 2.75%	11/30/2027	39.3	39.3	36.9	0.01%
^Create- A- Stitch, Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/30/2042	87.2	87.2	91.7	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^J. Venture Holdings, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/30/2027	12.2	12.2	12.5	—%
^Skin Beauty Bar Inc. and Tameka J. Mathis	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/30/2027	8.8	8.8	8.0	—%
^Clearwater Transportation LTD dba Thrifty Car Rental, Dollar Rent A Car	Rental and Leasing Services	Term Loan	Prime plus 2.75%	11/29/2027	169.5	169.5	151.2	0.05%
^Our Playhouse Preschool, LLC	Social Assistance	Term Loan	Prime plus 2.75%	11/29/2042	234.1	234.1	250.2	0.09%
^OPH Lexington, Inc	Social Assistance	Term Loan	Prime plus 2.75%	11/29/2042	193.0	193.0	206.3	0.07%
Amped Coffee Company LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/28/2027	47.2	47.2	48.3	0.02%
Beacon Brewing LLC and C' Sons, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/27/2042	74.2	74.2	79.3	0.03%
^JMD Corporation dba Dart's True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/22/2027	18.4	18.4	17.3	0.01%
^Webtez Inc dba Mod Vans	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/22/2027	68.8	68.8	60.4	0.02%
^Step Up Academy of the Arts, LLC	Educational Services	Term Loan	Prime plus 2.75%	11/22/2027	15.5	15.5	13.5	—%
PB Market LLC dba Pure Barre	Educational Services	Term Loan	Prime plus 2.75%	11/21/2027	106.6	106.6	93.2	0.03%
^Cali Fit Meals	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/21/2027	22.1	22.1	20.8	0.01%
^Vision Collision Center LLC dba Integrity Auto Body & Vision Automotive	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/21/2027	401.6	401.6	374.8	0.13%
^Grumpy's Restaurant Company, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/21/2027	69.9	69.9	61.2	0.02%
^Glencadia Corporation	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/21/2027	3.7	3.7	3.2	—%
^B Lam LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/20/2042	180.6	180.6	188.1	0.07%
N Transport LLC	Truck Transportation	Term Loan	Prime plus 2.75%	11/20/2027	403.4	403.4	352.1	0.13%
N Transport LLC	Truck Transportation	Term Loan	Prime plus 2.75%	11/20/2042	175.8	175.8	161.4	0.06%
^Southern Specialty Contractor, LLC & Ronald David Holbrook Jr.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/17/2027	52.1	52.1	45.9	0.02%
^Maya Motel, LLC dba Town House Motel	Accommodation	Term Loan	Prime plus 2.75%	11/17/2042	56.8	56.8	60.7	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^SSI Refrigerated Express Inc. and Robert M Stallone	Truck Transportation	Term Loan	Prime plus 2.75%	11/17/2027	63.6	63.6	56.7	0.02%
^Jacob's Towing, Inc.dba Jacob's Automotive Locksmith & Jacob's Auto Repair	Support Activities for Transportation	Term Loan	Prime plus 2.75%	11/17/2027	49.1	49.1	44.8	0.02%
^Ian Winterbotham dba Furnishing America	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	11/17/2027	249.5	249.5	217.8	0.08%
^TPE Midstream LLC, Dasham Company dba Sahm Co & S & S Ventures Inc.	Rental and Leasing Services	Term Loan	Prime plus 2.75%	11/17/2027	185.8	185.8	178.4	0.06%
Murf & Sons LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/16/2027	147.4	147.4	131.4	0.05%
^H & H Hotshot Services, Inc.	Couriers and Messengers	Term Loan	Prime plus 2.75%	11/16/2027	68.8	68.8	62.6	0.02%
^J R Wholesale Tires & Auto Center, LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/15/2042	13.4	13.4	14.4	0.01%
^Auto Rx LLC,J&P Auto Repair Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/15/2042	195.5	195.5	207.1	0.07%
^Marcaco LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	11/15/2042	674.9	674.9	701.1	0.25%
Paramount Dance Studios Inc. and Homestead Dance Supply	Educational Services	Term Loan	Prime plus 2.75%	5/14/2043	262.4	262.4	280.8	0.10%
^GFA International Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/13/2027	92.1	92.1	94.3	0.03%
^Wing King at the Gardens LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/10/2027	9.6	9.6	8.4	—%
^Linqserv Inc.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	11/9/2027	606.7	606.7	573.8	0.21%
^Bobcatt Solutions, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/8/2027	93.3	93.3	87.6	0.03%
^Hofgard & Co, Inc dba Hofgard Benefits and James Marsh	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	11/8/2027	14.7	14.7	12.9	—%
^Street Magic Enterprise LLC dba New Lisbon Travel Mart	Gasoline Stations	Term Loan	Prime plus 2.75%	11/7/2042	419.0	419.0	429.5	0.15%
^JNP Delivery Inc	Couriers and Messengers	Term Loan	Prime plus 2.75%	11/7/2027	110.5	110.5	102.6	0.04%
^His Loving Hands Christian Academy, Inc.	Social Assistance	Term Loan	Prime plus 2.75%	11/6/2042	91.4	91.4	95.2	0.03%
^S & S Auto Body Shop Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/3/2042	164.4	164.4	173.8	0.06%
^Sterling Campbell Insurance Agency, Inc	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	11/3/2027	7.4	7.4	6.4	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Top Quality Dent Service LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/2/2027	5.9	5.9	5.2	—%
^American Reclamation LLC	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	11/1/2027	7.4	7.4	7.2	—%
^ Edge Studios Inc Radiant Yoga LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/1/2027	65.1	65.1	58.1	0.02%
Berza TLG,LLC dba The Little Gym of Lake Charles	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/31/2027	41.4	41.4	36.9	0.01%
^Rachael Reel dba Rachel Reel Insurance Age	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	10/31/2027	7.3	7.3	6.4	—%
^The Five Lakes LLC	Educational Services	Term Loan	Prime plus 2.75%	10/30/2042	472.6	472.6	505.1	0.18%
^Die Hard Used Car Sales	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/30/2042	56.0	56.0	59.8	0.02%
^Blue Eagle Transport Inc, Golden Eagle Transport, Inc	Couriers and Messengers	Term Loan	Prime plus 2.75%	10/27/2027	36.6	36.6	32.9	0.01%
^Hip Hop Style Inc dba Serene Haven	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/27/2027	16.3	16.3	14.7	0.01%
^Sage Oil LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	10/27/2027	9.8	9.8	8.6	—%
^Ashore Ventures Inc dba PuroClean Professional Restoration	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/27/2027	14.2	14.2	12.8	—%
^Cardinal Homes, Inc	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	10/27/2027	106.9	106.9	109.2	0.04%
^Suzie LLC dba Tony D's Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/25/2042	87.1	87.1	91.6	0.03%
^White Walker LLC dba Frenchette	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/25/2027	273.6	273.6	280.1	0.10%
^Grand Blanc Lanes, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/25/2027	14.6	14.6	15.0	0.01%
^Schafer Fisheries Inc	Food Manufacturing	Term Loan	Prime plus 2.75%	10/25/2027	34.2	34.2	35.0	0.01%
^The Jig, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/24/2042	75.4	75.4	78.0	0.03%
^Action Physical Therapy Yoga and Wellness Center Inc.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/24/2027	22.0	22.0	21.3	0.01%
^Florida Apnea Diagnostics LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/20/2027	153.2	153.2	136.2	0.05%
^Alpha Auto Sales, LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/19/2027	78.1	78.1	80.0	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Island Refrigeration & AC Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/18/2042	141.0	141.0	143.7	0.05%
Looky Enterprises, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/18/2027	65.0	65.0	58.2	0.02%
^H and K Dry Cleaning LLC, Quintero Shopping Center LLC, Aqua Laundry, LLC	Electronics and Appliance Stores	Term Loan	7.81%	10/17/2042	66.6	66.6	71.1	0.03%
^Blueridge Armor LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	10/17/2027	8.1	8.1	7.5	—%
^Albas Bar & Grill LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/13/2042	44.8	44.8	44.1	0.02%
^On Call Services LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	10/13/2027	17.6	17.6	18.0	0.01%
^Crawfordsville Fitness LLC dba Planet Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/13/2027	121.2	121.2	108.6	0.04%
^Cortez Landscaping, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/13/2027	18.8	18.8	17.3	0.01%
^JD Ventures LLC and JD Roof Co LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/12/2027	22.0	22.0	19.6	0.01%
Pro Anderson, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/11/2027	52.8	52.8	46.8	0.02%
^Sandbox Ventures LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/11/2027	18.3	18.3	17.8	0.01%
^Eye Optique Inc.	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	10/5/2027	14.6	14.6	12.8	—%
^Ains Holding Company LLC	Management of Companies and Enterprises	Term Loan	Prime plus 2.75%	10/2/2027	79.3	79.3	71.1	0.03%
^Becky Lou Corp dba Rent A Center	Rental and Leasing Services	Term Loan	Prime plus 2.75%	10/2/2027	89.1	89.1	82.7	0.03%
^Dan Cline Transport Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	9/29/2030	985.3	985.3	879.3	0.31%
^Threads of Time LLC	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	9/29/2042	136.6	136.6	136.8	0.05%
^Miechella Suzette Decker	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/29/2042	99.5	99.5	105.9	0.04%
^Harco Metal Products Inc	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	9/29/2042	488.8	488.8	470.6	0.17%
^Chicago American Manufacturing LLC Dockside Steel Processing, LLC	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/29/2042	1,243.3	1,243.3	1,268.4	0.45%
^Sashshel Corporation	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/29/2042	211.2	211.2	224.6	0.08%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Dr Richard Rolle JR, PLLC dba Rolle Oral & Facial Surgery PLLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/29/2042	872.2	872.2	867.7	0.31%
^Cagwin Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	9/29/2042	323.0	323.0	337.5	0.12%
^Pets A Go Go LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/28/2042	196.9	196.9	203.0	0.07%
^Rhode Island Tennis Management LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2042	546.5	546.5	546.3	0.20%
^Moreno Brother's Inc.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/28/2027	14.6	14.6	12.6	—%
^National Media Services, Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/28/2027	18.2	18.2	15.7	0.01%
^Rhode Island Tennis Management LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2042	380.6	380.6	380.4	0.14%
^Nicholson Lumber Co Inc.	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/28/2030	210.7	210.7	208.3	0.07%
^Complete Care IT LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/27/2027	14.3	14.3	12.3	—%
^Technologist Inc	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/27/2027	421.7	421.7	401.4	0.14%
^Rollins Construction & Trucking LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	9/26/2027	331.2	331.2	323.8	0.12%
^Inspirations Food Design, Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/26/2042	463.1	463.1	469.3	0.17%
^KB Waterjet Cutting LLC	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/22/2027	9.9	9.9	9.0	—%
^JPS Arthur Kill Rd Bakery Corp dba Aunt Butches of Brooklyn	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/22/2027	21.9	21.9	19.1	0.01%
^Magnation Corporation	Utilities	Term Loan	Prime plus 2.75%	9/22/2027	48.5	48.5	49.5	0.02%
^Sallee Pro-Custom Fabrication Shop LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/21/2027	8.7	8.7	8.9	—%
^Excel, RP Inc.	Machinery Manufacturing	Term Loan	Prime plus 2.75%	9/20/2027	97.1	97.1	89.8	0.03%
^Denek Contracting Inc and Denek Leasing LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/20/2042	208.7	208.7	222.0	0.08%
^Max Home Deliveries, Inc	Couriers and Messengers	Term Loan	Prime plus 2.75%	9/20/2027	78.4	78.4	71.8	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
CR Park Incorporated dba Define Body and Mind	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/20/2027	97.4	97.4	87.1	0.03%
^Sound Manufacturing, Inc. & Monster Power Equipment, Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/20/2027	194.2	194.2	184.3	0.07%
^Alpha Preparatory Academy LLC	Social Assistance	Term Loan	Prime plus 2.75%	9/20/2042	161.5	161.5	161.0	0.06%
^Montessori Community School	Social Assistance	Term Loan	Prime plus 2.75%	9/20/2042	389.3	389.3	381.6	0.14%
^NY Tent LLC & NY Tent Parent, LLC dba Tent Company of New York	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/20/2027	997.3	997.3	953.8	0.34%
^Imagine By Carleen, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/20/2027	7.3	7.3	7.1	—%
^Commonwealth Diagnostics International, Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/20/2027	1,250.0	1,250.0	1,273.8	0.46%
^Venus Pizza, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/20/2042	90.9	90.9	96.7	0.03%
^Insight Diagnostic Technologist Services	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/20/2027	295.5	295.5	265.6	0.10%
^Alexander Pierce Corporation	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/20/2042	621.1	621.1	623.0	0.22%
^Stone's Construction and Remodeling, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/19/2027	5.1	5.1	4.4	—%
^CIS BIG DOG, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/19/2027	59.5	59.5	59.7	0.02%
^Party By Design Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/18/2042	1,203.7	1,203.7	1,196.1	0.43%
^Li Family Spokane LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/15/2042	382.1	382.1	396.4	0.14%
^SD Kickboxing LLC dba CKO Kickboxing Dan Diego	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/15/2027	38.8	38.8	35.0	0.01%
^Clark Realty LLC	Real Estate	Term Loan	Prime plus 2.75%	9/15/2027	60.7	60.7	55.8	0.02%
^Inglis Food Mart Inc.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/15/2027	21.8	21.8	21.8	0.01%
^Clinton Food Market LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	9/15/2042	260.9	260.9	262.6	0.09%
^Tarleton & Family Landscaping, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/15/2027	81.3	81.3	72.6	0.03%
^Alaska Motor Home Inc	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/13/2027	321.8	321.8	277.3	0.10%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Fox Valley Rentals & Investments, LLC	Food Services and Drinking Places	Term Loan	Prime plus 3.75%	9/13/2027	7.3	7.3	7.3	—%
^Nails By Mercede LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/13/2027	13.8	13.8	12.9	—%
^Town & Country Transportation Co. and Popco, LLC.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/12/2042	167.7	167.7	178.4	0.06%
^Rajbai Maa Inc. dba Nara Lounge	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/12/2042	387.1	387.1	377.5	0.14%
^Health & Performance Center, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/11/2027	19.8	19.8	17.1	0.01%
^Morgan Lynn Kerstetter dba Catherine School of Dance	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/11/2027	7.3	7.3	7.4	—%
^Foxtail, LLC and Tottly New Services Corp	Social Assistance	Term Loan	Prime plus 2.75%	9/8/2042	289.4	289.4	292.3	0.10%
^Desert Ribs, LLC and Famous Charlie, LLC and Famous Freddie, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/8/2042	1,244.8	1,244.8	1,181.4	0.42%
^Echelon Planning Group, LLC dba Echelon Financial Services and Echelon	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	9/8/2027	7.3	7.3	7.2	—%
^South Fulton Landscape & Nursery, Inc.	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/7/2042	99.4	99.4	105.7	0.04%
^Crazy Beatz Productions LLC	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 3.75%	9/7/2027	5.2	5.2	4.8	—%
^Dreaming Big Learning Center Inc	Social Assistance	Term Loan	Prime plus 2.75%	9/5/2042	367.8	367.8	371.0	0.13%
^Big Coop's Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	9/1/2027	97.1	97.1	91.4	0.03%
^Blue EagleTransport Inc, Greeneagle Transport Inc & Golden Eagle Transport	Couriers and Messengers	Term Loan	Prime plus 2.75%	8/31/2027	369.9	369.9	328.7	0.12%
^Evernook Valley Milk LLC	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	8/31/2042	637.6	637.6	639.8	0.23%
^Bark Life, Inc.	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	8/31/2027	21.7	21.7	18.7	0.01%
^The Pink Alli, LLC dba The Alli	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	8/30/2027	17.4	17.4	15.6	0.01%
^Busby Outdoor LLC	Real Estate	Term Loan	Prime plus 2.75%	8/29/2042	694.7	694.7	630.8	0.23%
^Busby Outdoor LLC	Real Estate	Term Loan	Prime plus 2.75%	8/29/2042	545.8	545.8	495.6	0.18%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Lake County Tow LLC	Support Activities for Transportation	Term Loan	Prime plus 2.75%	8/25/2042	86.8	86.8	87.0	0.03%
^Parlay Disributors LLC	Educational Services	Term Loan	Prime plus 2.75%	8/25/2027	108.5	108.5	95.1	0.03%
^InUSA Ventures Inc dba InUSA Services	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	8/24/2027	24.1	24.1	20.8	0.01%
^Genuine Ventures LLC and Seaweed Ventures LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/24/2030	547.1	547.1	513.3	0.18%
^R & R Strength & Conditioning Corp dba Crossfit Light House Point	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/23/2042	81.9	81.9	87.1	0.03%
^Delicias de Minas Restaurant, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/22/2027	199.3	199.3	195.5	0.07%
^L&V Auto Sales, Inc.	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	8/21/2027	17.4	17.4	17.7	0.01%
^M.E. Interiors LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/21/2027	15.9	15.9	13.7	—%
^Damiano Global Corp	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/21/2027	21.7	21.7	20.5	0.01%
^Tier 1 Solutions LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/18/2027	18.1	18.1	16.2	0.01%
^Tony Herring & Associates, Inc	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	8/17/2027	7.2	7.2	6.2	—%
^Chester's World Enterprise LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/16/2027	21.7	21.7	19.6	0.01%
^D'Amato & Sons Construction, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/11/2027	8.0	8.0	7.3	—%
^Roundhay Partners LLC and Roundhay Farming LLC	Crop Production	Term Loan	Prime plus 2.75%	8/8/2042	905.6	905.6	830.2	0.30%
^Splashlight LLC, Splashlight Photographic and Digital Studios, LLC	Management of Companies and Enterprises	Term Loan	Prime plus 2.75%	8/7/2027	482.3	482.3	431.7	0.15%
^L & J Corporate Services Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/4/2027	7.2	7.2	6.2	—%
^Furniture Masters Limited Liability Company	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/3/2027	8.7	8.7	7.5	—%
^HMG Strategy LLC,	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/2/2027	48.2	48.2	41.6	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Bowl Mor LLC dba Bowl Mor Lanes	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/31/2027	7.2	7.2	6.2	—%
^Hope Health Care, LLC	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	7/31/2027	10.1	10.1	8.7	—%
^Royal Blue Investments, Inc. and Cleland Pharmacy LLC	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	7/31/2042	52.5	52.5	54.8	0.02%
^Raffi's Inc dba Atlantic Auto Center	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/31/2027	13.7	13.7	13.7	—%
^Work of Heart Inc dba Little Nest Portraits	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/28/2027	48.6	48.6	42.1	0.02%
^Sharon G McMillen, MA Psychologist, Inc.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/28/2027	17.8	17.8	15.4	0.01%
^HQTRONIC LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	7/27/2027	21.6	21.6	18.6	0.01%
^Oberon IT, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/26/2027	209.7	209.7	192.2	0.07%
^Gilles Peress Studio LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/25/2027	59.9	59.9	51.6	0.02%
^Ocean Trans LLC	Truck Transportation	Term Loan	Prime plus 2.75%	7/21/2027	35.9	35.9	31.0	0.01%
^Obok LLC	Food Manufacturing	Term Loan	Prime plus 2.75%	7/21/2027	11.5	11.5	10.7	—%
^Lil Tots' Learning Center LLC	Social Assistance	Term Loan	Prime plus 2.75%	7/21/2042	47.1	47.1	47.3	0.02%
^Nova Solutions, Inc.	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	7/19/2027	24.0	24.0	23.6	0.01%
^Matrix Z LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 3.75%	7/19/2027	7.2	7.2	7.4	—%
^Aitheras Aviation Group, LLC, Aitheras Aviation Group, LLC	Air Transportation	Term Loan	Prime plus 2.75%	7/18/2027	790.5	790.5	686.2	0.25%
^Wildflour Bakery & Cafe, LLC	Food Manufacturing	Term Loan	Prime plus 2.75%	7/17/2027	21.6	21.6	22.0	0.01%
^Koep Companies dba Pipestone True value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	7/14/2042	323.6	323.6	318.5	0.11%
^Florida Home and Kitchen LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/14/2027	11.5	11.5	9.9	—%
^Rocks Auto Exchange LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	7/13/2027	14.4	14.4	12.4	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^McCord Holdings, Inc. dba Fast Signs 176101	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/7/2027	18.0	18.0	15.9	0.01%
^Thrifty Market Inc dba Thrifty Foods	Food and Beverage Stores	Term Loan	Prime plus 2.75%	7/6/2027	98.3	98.3	89.0	0.03%
^New Chicago Wholesale Bakery Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	6/30/2027	14.4	14.4	13.8	—%
^BQRS, Inc. DBA Gresham Meineke Car Care Center	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/30/2027	59.5	59.5	52.4	0.02%
^JWH Designs, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/30/2027	101.2	101.2	87.1	0.03%
^J&M Civil Construction Services LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/30/2027	95.4	95.4	82.2	0.03%
^Veola's Day Spa and Wellness Center Inc.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/30/2027	8.7	8.7	7.8	—%
^The Country House Restaurant, LLC and Pelton Real Estate, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2042	49.5	49.5	51.5	0.02%
^Qycell Corporation	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/30/2027	72.6	72.6	73.9	0.03%
^J. T. O'Neill Company, L.L.C	Real Estate	Term Loan	Prime plus 2.75%	6/30/2027	14.3	14.3	12.3	—%
^Hamilton & Associates Real Estate and Investments Firm LLC	Real Estate	Term Loan	Prime plus 2.75%	6/30/2042	53.5	53.5	54.5	0.02%
^Safeguard Construction Company, Inc.	Construction of Buildings	Term Loan	Prime plus 2.75%	6/30/2027	72.6	72.6	62.5	0.02%
^Steigelbauer Associates Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2027	294.3	294.3	299.7	0.11%
^Greensboro Plastic Surgical Associates, PA	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/29/2042	572.4	572.4	572.1	0.20%
^Ocean Trans LLC and Dehal Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	6/29/2027	573.9	573.9	494.1	0.18%
^HG Ventures, Inc. dba Diamond Head Trucking	Truck Transportation	Term Loan	Prime plus 2.75%	6/29/2030	975.7	975.7	850.2	0.30%
^Malhame & Company Publishers & Importers Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/29/2027	85.9	85.9	74.1	0.03%
^Intellixion LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/29/2027	3.6	3.6	3.1	—%
^Best Bees Company	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	6/29/2027	21.4	21.4	18.5	0.01%
^ElKareh Brothers Investment, LLC Best Choice Meats Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/29/2027	427.5	427.5	435.2	0.16%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Miguel Fernando Borda PA dba BGR Dental	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/29/2027	49.4	49.4	44.3	0.02%
^Oakhill Farms, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2030	96.7	96.7	99.2	0.04%
^Foxhop Fitness, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/28/2027	88.7	88.7	77.2	0.03%
^Akal Express Inc. dba Truck Trailer Service Stop	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/28/2042	59.4	59.4	61.9	0.02%
^Old Dominion Transportation Group, Inc.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	6/28/2027	1,079.5	1,079.5	951.3	0.34%
^Citibin, Inc.	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	6/27/2027	119.1	119.1	102.5	0.04%
^Auxiliary Systems Inc.,Sharrick Company, LLC & KMN, LLC	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	6/27/2030	237.3	237.3	237.3	0.08%
^WB Cleaners Inc. DBA $2.75 Cleaners	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/27/2027	21.4	21.4	21.2	0.01%
^Ains Holding Company, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/26/2027	1,120.0	1,120.0	987.6	0.35%
^Four Seasons Laser Center Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/26/2042	216.0	216.0	217.2	0.08%
^Rustic LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/23/2042	18.6	18.6	16.8	0.01%
^Vella Construction Enterprises, Inc. dba Vella Construction	Construction of Buildings	Term Loan	Prime plus 2.75%	6/23/2027	21.4	21.4	18.5	0.01%
^Northern Industries, LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/23/2042	57.1	57.1	60.8	0.02%
^Birches Group, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/22/2027	47.6	47.6	41.0	0.01%
^Tarver-Henley Inc. and Tar-Hen LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/21/2042	316.6	316.6	316.7	0.11%
^704 Meat Center Inc. dba El Mercado and La Plaza Mercado	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/20/2042	173.2	173.2	180.5	0.06%
^Sanabi Investment ,,LLC dba Oscar's Moving and Storage	Truck Transportation	Term Loan	Prime plus 2.75%	6/20/2027	118.3	118.3	107.5	0.04%
^Scarlet Spartan Inc. dba FastSigns of Brighton	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/19/2027	53.0	53.0	46.8	0.02%
^Don G. Timpton DDS & Associates PA and Indsaad Properties,LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/16/2042	395.8	395.8	383.3	0.14%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^All Regional Recyclers of Wood LLC dba ARROW,Superior Carting,LLC dba	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/15/2042	307.6	307.6	306.4	0.11%
^JAM Media Solutions, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/15/2027	59.5	59.5	51.3	0.02%
^Tele Tax Express Inc., El Rancho Paiso, LLC and Nestor Romero	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/14/2042	91.5	91.5	95.0	0.03%
^ESA 365 Corp and Lucathor Realty LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/14/2042	22.3	22.3	22.7	0.01%
^Hull's Kitchen, LLC and HK Too, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/14/2042	95.4	95.4	100.9	0.04%
^Susan Hughes dba Aloha Junction B and B	Accommodation	Term Loan	Prime plus 2.75%	6/14/2042	61.4	61.4	65.3	0.02%
^Yachting Solutions LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/12/2027	113.1	113.1	106.6	0.04%
^Refoleen Inc dba Spice and Tea Exchange	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/8/2027	3.4	3.4	2.9	—%
^Earth First Recycling, LLC and 191 Clark Road, LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/5/2027	338.6	338.6	340.4	0.12%
^Skydive California, LLC	Educational Services	Term Loan	Prime plus 2.75%	6/2/2027	52.6	52.6	53.5	0.02%
^SCW, LLC dba Arthur Murray Dance Studio	Educational Services	Term Loan	Prime plus 2.75%	6/2/2042	144.5	144.5	145.6	0.05%
^Speaker City, Inc.and Speaker Town, LLC dba Rollin Thunder	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/1/2042	45.2	45.2	46.4	0.02%
^Haroon Baig,Inc.dba US1 Petrol	Gasoline Stations	Term Loan	Prime plus 2.75%	5/31/2042	260.9	260.9	277.4	0.10%
^Sage Oil LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	5/31/2027	21.3	21.3	18.6	0.01%
^Impact Grounds Maintenance and Design, Inc.dba Impact Landscaping	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/31/2042	78.6	78.6	82.1	0.03%
^Ricnet III, Inc. dba Edible Arrangements	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/31/2027	14.0	14.0	12.3	—%
^Funtime, LLC and Universal Entertainment Group LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/31/2027	62.7	62.7	55.0	0.02%
^Eagle Wood Works LLC	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	5/26/2027	11.4	11.4	10.4	—%
^Hurricane Group, Inc.	Other Information Services	Term Loan	Prime plus 2.75%	5/26/2027	71.0	71.0	61.1	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Mitchell Auto Repair, LLC and and C&M Mitchell, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/26/2042	192.0	192.0	197.8	0.07%
Swantown Inn & Spa LLC	Accommodation	Term Loan	Prime plus 2.75%	5/26/2042	113.3	113.3	120.4	0.04%
^Chet Lemon Enterprises LLC dba All American Sports	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/26/2042	783.1	783.1	832.7	0.30%
^Abdul Naushad MD PC dba Advanced Pain Centers	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/25/2042	389.1	389.1	403.2	0.14%
^Locavore LLC dba Paloma Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/25/2027	47.3	47.3	42.3	0.02%
^Demand Printing Solutions Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/25/2027	201.8	201.8	190.8	0.07%
^Beyond Waves A Unique Salon LLC and Lori Ann Carlson	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/25/2027	14.2	14.2	12.4	—%
^Jung Design Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/25/2027	8.5	8.5	7.3	—%
^Juliador Resources LLC DBA Cue Hair Salon and Skin Care	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/24/2027	21.9	21.9	18.9	0.01%
^Innovim, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/24/2027	319.4	319.4	274.9	0.10%
^Gill Express Inc. and Gill Express 2 LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/23/2042	334.7	334.7	333.7	0.12%
^Prestige Construction of Florida, LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	5/23/2042	332.4	332.4	326.1	0.12%
^Southeast Recycling, LLC and Southeast Land Holdings LLC dba 67 Motor	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	5/23/2042	179.9	179.9	189.6	0.07%
^GEM2K, LLC dba Precision Precast Group	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	5/19/2027	153.8	153.8	138.1	0.05%
^Hayden Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	5/19/2027	248.4	248.4	229.8	0.08%
^Tres K Deli,Grocery,Fruit and Meat Inc.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/19/2027	7.8	7.8	7.3	—%
^ Iron Men Home Repair, Inc. and Ironmen House Lifting Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/19/2042	575.6	575.6	585.7	0.21%
^PS Camping, Inc. dba Prospectors RV Resort	Accommodation	Term Loan	Prime plus 2.75%	5/19/2042	255.7	255.7	270.5	0.10%
^Enfield Tractor & Equipment Co	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/19/2027	280.6	280.6	269.9	0.10%
^J Harris Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	5/19/2027	18.7	18.7	17.8	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Waterford Plumbing Co, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/18/2027	47.3	47.3	41.5	0.01%
^Mr. B's Bicycles & Mopeds, Inc.	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	5/18/2042	145.0	145.0	146.8	0.05%
^New Image Building Services, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/18/2027	142.6	142.6	127.6	0.05%
^Bay Car Wash LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2042	119.3	119.3	121.7	0.04%
^Computech Computers Inc.	Educational Services	Term Loan	Prime plus 2.75%	5/17/2027	47.3	47.3	40.7	0.01%
^Arco Electrical Contractors Inc. dba Arco Construction Group	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/16/2027	341.2	341.2	314.6	0.11%
^Batter & Company,LLC dba Batter Co. Dessert Collection	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/16/2027	50.9	50.9	44.9	0.02%
^5 Stars Learning Center Inc	Social Assistance	Term Loan	Prime plus 2.75%	5/16/2042	61.0	61.0	61.9	0.02%
^Band Sawn Lumber,LLC and Nathan Ryan Adams	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	5/15/2042	112.4	112.4	111.6	0.04%
^Keys Armored Express, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/12/2027	37.9	37.9	34.1	0.01%
^Sanderson Distribution Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	5/12/2027	9.9	9.9	8.6	—%
^SG Linke LLC	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	5/12/2027	104.3	104.3	103.0	0.04%
^B G F Bobby Q's Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/11/2027	7.1	7.1	7.0	—%
^Estelle Finkel Educational Associates,LLC	Educational Services	Term Loan	Prime plus 2.75%	5/11/2027	112.9	112.9	97.2	0.03%
^Labmates,LLC	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	5/10/2027	94.6	94.6	90.8	0.03%
^NHS, LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/9/2027	83.7	83.7	75.5	0.03%
^Innovation Transport, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	5/9/2027	73.8	73.8	70.6	0.03%
^1872 Rosecrans, LLC dba Goodbar	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/9/2027	60.5	60.5	52.4	0.02%
^NHS, LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/9/2042	21.6	21.6	20.5	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Arclay, LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	5/5/2030	140.8	140.8	130.1	0.05%
^Benchmark Building, Inc.	Construction of Buildings	Term Loan	Prime plus 2.75%	5/5/2027	21.3	21.3	18.3	0.01%
^Cable Management LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	5/3/2027	56.4	56.4	53.1	0.02%
^Fine Arts Center of Easley, Inc. dba Midtown Music	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	5/2/2042	115.3	115.3	122.6	0.04%
^Zahmel Restaurant Suppliers Corp	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	4/28/2027	83.4	83.4	72.9	0.03%
^Georgia Productions Services LLC	Rental and Leasing Services	Term Loan	Prime plus 2.75%	4/28/2027	85.8	85.8	79.0	0.03%
^Love and Glory Learning Center, Inc.	Social Assistance	Term Loan	Prime plus 2.75%	4/28/2042	77.0	77.0	77.1	0.03%
^JMA Inc. dba Primecut and Mezzo; Primecut at Marquee	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/27/2042	219.6	219.6	233.5	0.08%
Sneads Ferry Foods, Inc. dba DQ Grill & Chill	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/27/2042	615.5	615.5	615.0	0.22%
^Asheville's Fun Depot, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/26/2027	82.3	82.3	83.8	0.03%
^Carl Joseph Johnston dba Viking Transport	Truck Transportation	Term Loan	Prime plus 2.75%	4/26/2027	30.6	30.6	29.1	0.01%
^Resident Research, LLC	Other Information Services	Term Loan	Prime plus 2.75%	4/24/2027	83.0	83.0	71.5	0.03%
^Getting Even LLC dba The Zoo Health Club	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/21/2027	7.1	7.1	6.3	—%
^Ralph's Hair Salon, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/21/2042	49.3	49.3	50.6	0.02%
^M.E. Interiors LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/20/2027	130.8	130.8	112.6	0.04%
^MJ and M Home Improvements LLC DBA House Doctors	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/20/2027	19.3	19.3	16.9	0.01%
^Condron Brothers LLC DBA Luv 2 Play	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/19/2027	112.4	112.4	101.9	0.04%
^Affordable Auto Transport LLC	Truck Transportation	Term Loan	Prime plus 2.75%	4/17/2027	12.0	12.0	11.2	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Carpeteria (Markarian) Co.	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	4/13/2027	124.9	124.9	124.6	0.04%
^Bloomer Machine & Fab, Inc and Dale Stertz Properties	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	4/13/2042	202.8	202.8	210.7	0.08%
^Butternuts Beer and Ale LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	4/12/2027	69.3	69.3	70.6	0.03%
^Citizens Lanes, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/31/2042	613.1	613.1	651.5	0.23%
^The Altitude Group, LLC and Core Home Security, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/31/2027	46.8	46.8	40.2	0.01%
^Shelter Harbor Inn, Inc.	Accommodation	Term Loan	Prime plus 2.75%	3/31/2042	205.3	205.3	218.2	0.08%
^Golden Hen Inc. dba Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/31/2027	60.6	60.6	52.8	0.02%
^Landmark Ventures USA, Inc.	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	3/31/2027	175.4	175.4	150.9	0.05%
^MIT LLC	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/31/2042	86.5	86.5	91.9	0.03%
^Applied Integrated Technologies, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/31/2027	117.0	117.0	100.7	0.04%
^Bear Trail Lodge LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/31/2042	546.0	546.0	573.9	0.21%
^KWG Industries LLC dba Peterson & Marsh Metal Industries	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/30/2027	28.1	28.1	27.7	0.01%
^Signature Rooms, Inc dba Gallery Furniture	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	3/30/2042	489.9	489.9	517.3	0.19%
^Sea Smoke Barbeque, Corp and Danwen LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/30/2042	233.4	233.4	237.5	0.09%
^Schafer Fisheries Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	3/30/2042	246.1	246.1	261.5	0.09%
^Douglas K. Soderblom . dba Loma Linda Optometry	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/29/2027	93.6	93.6	84.9	0.03%
^Discount Price, LLC dba Robert's Market	Gasoline Stations	Term Loan	Prime plus 2.75%	3/29/2042	203.8	203.8	209.3	0.07%
^First Sail Group Inc. and Omen Board Industires LLC	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/29/2027	18.7	18.7	17.3	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Gauri Hospitality Group LLC dba Microtel Inns & Suites by Wyndham	Accommodation	Term Loan	Prime plus 2.75%	3/29/2042	1,043.7	1,043.7	1,101.4	0.39%
^H and H Hotshot Services, Inc. dba AA Hotshot & Logistics	Couriers and Messengers	Term Loan	Prime plus 2.75%	3/29/2030	93.3	93.3	81.2	0.03%
^American Pharmaceutical Innovation Company, LLC	Chemical Manufacturing	Term Loan	Prime plus 2.75%	3/28/2027	28.1	28.1	24.2	0.01%
^Heil & Hornik LLC dba Elysium Tennis	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/27/2042	918.3	918.3	926.9	0.33%
Pecos Entertainment LLC dba State Theater and Pecos Inn LLC	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	3/27/2042	405.4	405.4	430.8	0.15%
^Ericon Inc. dba Quik Pik	Gasoline Stations	Term Loan	Prime plus 2.75%	3/24/2027	58.5	58.5	56.7	0.02%
^Robert Dixon PA dba Law Offices of Robert Dixon	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/24/2042	421.2	421.2	444.9	0.16%
^Denton Bio Fuels LLC and American Bio Source LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/23/2027	55.4	55.4	50.8	0.02%
^Color Graphic Press, Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/23/2027	112.3	112.3	114.2	0.04%
JBK Truck Trailer and Bus Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/23/2042	85.0	85.0	86.0	0.03%
^Executive Fitness & Nutrition Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/23/2027	18.9	18.9	18.7	0.01%
^Baton Rouge Cargo Services Inc. and 6507 Westport, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	3/22/2042	635.4	635.4	659.7	0.24%
^Vehicle Safety Supply LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/21/2027	21.1	21.1	18.1	0.01%
^J Sivilis LLC dba Pet Wants	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/17/2027	11.5	11.5	10.2	—%
^Reservoir International LLC	Educational Services	Term Loan	Prime plus 2.75%	3/16/2027	93.6	93.6	87.3	0.03%
^The Purple Cow House of Pancake Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/16/2042	159.0	159.0	169.0	0.06%
^Texcor, Inc. dba Texas Corral,Texas Coral Restaurants II, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/16/2027	280.9	280.9	285.7	0.10%
^1MTX LLC and Sunrise Transportation and Logistics, LLC and Mustafa M	Truck Transportation	Term Loan	Prime plus 2.75%	3/13/2027	658.5	658.5	566.3	0.20%
^Dwayne Bernard Tate	Truck Transportation	Term Loan	Prime plus 2.75%	3/10/2027	9.8	9.8	9.0	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Elegant Occasions, LLC dba E Productions	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/10/2042	582.3	582.3	590.8	0.21%
^Anthony LLC dba Star of Woodward Market	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/9/2042	113.8	113.8	120.9	0.04%
^E & P Holdings 1 LLC and Evans & Paul Unlimited Corp.	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	3/9/2027	117.2	117.2	103.3	0.04%
^Allegro Assisted Living Of Texas	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	3/6/2027	89.8	89.8	91.4	0.03%
^Robbie E. Bakery and Cafe LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/3/2027	58.5	58.5	50.3	0.02%
^Podium Auto Sales Inc and RRS Property, LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/3/2042	89.7	89.7	90.3	0.03%
^SSI Refrigerated Express Inc. and Robert M Stallone dba SSI Express	Truck Transportation	Term Loan	Prime plus 2.75%	2/28/2027	221.8	221.8	190.8	0.07%
^Weeping Willow Kennels, Inc and Aileen N Black	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2042	138.2	138.2	142.2	0.05%
^Getting Even LLC dba The Zoo Health Club	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2027	89.5	89.5	80.3	0.03%
^Total Document Solutions Inc and,TDS Services, LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	2/27/2030	297.6	297.6	275.6	0.10%
^Teracore Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/27/2027	152.2	152.2	130.9	0.05%
^McNally Enterprises Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	2/27/2027	60.4	60.4	54.2	0.02%
^John Finn Associates LLC, Greenslate LLC, Finn Technology, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/27/2027	627.3	627.3	606.1	0.22%
^B & J Bicycle Shop Inc.	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	2/24/2027	11.0	11.0	11.1	—%
^3W Enterprises LLC	Textile Product Mills	Term Loan	Prime plus 2.75%	2/24/2042	80.6	80.6	81.9	0.03%
^TMJ Pizza Mesa LLC dba Rosati's Pizza Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/24/2027	99.9	99.9	93.6	0.03%
^Victorian Restaurant and Tavern, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/22/2042	106.2	106.2	105.4	0.04%
^DER Services, LLC dba A.K.A. Sports	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	2/17/2042	39.5	39.5	42.0	0.02%
^Bike Slug, LLC, Bike Slug Holdings Inc. and Seven Rivers Group, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/17/2027	18.1	18.1	15.6	0.01%
^Ameritube, LLC and Ravone Properties, LLC	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	2/14/2042	182.9	182.9	194.3	0.07%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^R&S Barnes Enterprises, Inc. dba Massage Envy Spa	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/10/2027	87.1	87.1	75.9	0.03%
^Baton Rouge Cargo Services Inc. and 2808 Court Street, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	2/10/2042	244.2	244.2	253.6	0.09%
^Sushiya Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/10/2027	17.4	17.4	15.6	0.01%
^Maximo Canot dba Wash and Dry Laundrymat	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/10/2042	135.9	135.9	141.5	0.05%
^Select Propane & Fuel Inc. and Select Fuel & Convenience LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	2/10/2030	1,192.4	1,192.4	1,103.6	0.40%
^Marvic Enterprises Inc dba Jordan's Liquor	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/10/2042	216.1	216.1	223.0	0.08%
^Harrison Logging Company LLC	Forestry and Logging	Term Loan	Prime plus 2.75%	2/9/2027	98.8	98.8	90.0	0.03%
^8 Minute Oil Change Auto Repair & Tire Center and Jumir L.L.C.	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/7/2042	324.3	324.3	322.6	0.12%
^Christopher Borgia	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/6/2027	12.0	12.0	10.5	—%
^Splashlight LLC, Splashlight Photographic & Digital Studios LLC	Management of Companies and Enterprises	Term Loan	Prime plus 2.75%	2/2/2027	697.1	697.1	623.2	0.22%
^DBMS Consulting, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/1/2042	182.5	182.5	181.7	0.07%
^Brandco, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/31/2027	40.4	40.4	34.7	0.01%
^Chidlren's House Learning, Inc and Tarps Investment Group	Social Assistance	Term Loan	Prime plus 2.75%	1/31/2042	317.2	317.2	321.5	0.12%
AP6 LLC and Amishp LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/30/2042	106.5	106.5	113.2	0.04%
^Fave Realty, Inc.	Real Estate	Term Loan	Prime plus 2.75%	1/30/2042	53.7	53.7	55.1	0.02%
^ZMKNY Tires Inc dba Houston International Tires	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	1/27/2042	106.2	106.2	112.8	0.04%
House of Bread & Coffee Corp dba Casa Do Pao	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/27/2042	133.8	133.8	131.8	0.05%
^SRC Publishing LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	1/27/2027	20.8	20.8	17.9	0.01%
^Return to Excellence Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	1/27/2027	16.4	16.4	16.7	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Sideways Sports Lounge and Jonathan E. McGrew and Patricia C. McGrew	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/23/2027	16.6	16.6	14.3	0.01%
^Fox Valley Rentals & Investments LLC and Brian M Tomaszewski	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/20/2042	41.9	41.9	42.2	0.02%
^Rhone Wolf Vineyard LLC, Goldline Brands Inc. and Myka Cellars, Inc.	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	1/19/2030	237.4	237.4	221.0	0.08%
^Jolibe LLC and Jolibe Atelier LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/18/2027	9.7	9.7	8.7	—%
^Eickmann Management Group LLC dba Jimmy Johns of Dundee	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/17/2027	92.0	92.0	90.9	0.03%
^Ramjay Inc.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	1/13/2027	408.5	408.5	373.2	0.13%
^Fullbro Trust dba Menemsha Blues	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	1/13/2027	20.8	20.8	21.1	0.01%
^Echelon Enterprises, Inc	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	1/10/2027	46.2	46.2	47.0	0.02%
^Fort Smith Wings Inc. dba Wing Stop	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/28/2026	17.9	17.9	16.1	0.01%
^Sand Hill Associates, Ltd. dba Charlie O's Tavern on the Point	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/27/2041	417.1	417.1	417.1	0.15%
^Joshua L. Baker	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	12/23/2026	14.4	14.4	12.4	—%
^Jacliff Investments Inc. dba International health Technologies	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	12/23/2026	114.6	114.6	98.4	0.04%
^New Image Building Services, Inc.dba The Maids Servicing Oakland	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/21/2026	40.1	40.1	35.8	0.01%
^Chestnut Street Associates, LLC and Metropolitan Solutions, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/19/2041	270.4	270.4	263.2	0.09%
^Means Enterprises LLC dba FastFrame Frisco	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/16/2026	20.6	20.6	18.0	0.01%
^Soon Im. Chin dba Stan C-Store	Gasoline Stations	Term Loan	Prime plus 2.75%	12/15/2041	208.9	208.9	218.5	0.08%
^Sempco, Inc.	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/15/2041	41.3	41.3	43.9	0.02%
^Allied Welding Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2041	738.8	738.8	735.3	0.26%
^Ericon, Inc. dba Quik Pik	Gasoline Stations	Term Loan	Prime plus 2.75%	12/15/2041	327.2	327.2	330.0	0.12%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^White Hawk Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	12/15/2026	1,007.7	1,007.7	865.7	0.31%
^Elita 7, LLC	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	12/15/2041	700.6	700.6	722.3	0.26%
^New Chicago Wholesale Bakery, Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	12/15/2041	446.9	446.9	446.6	0.16%
^Techni-Pro Institute LLC	Educational Services	Term Loan	Prime plus 2.75%	12/15/2026	174.2	174.2	154.4	0.06%
^Trison Enterprises Inc. dba Lee's Automotive	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/14/2041	400.7	400.7	409.7	0.15%
^Cardinal Homes Inc. and Bret A Berneche	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	12/14/2041	119.2	119.2	126.1	0.05%
^D and E Hardware Co. and D and E Pump Sales and Service	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/14/2041	519.8	519.8	523.0	0.19%
^HMG Strategy, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/14/2026	45.8	45.8	39.4	0.01%
^AGG Management Team LLC dba Chevron	Gasoline Stations	Term Loan	Prime plus 2.75%	12/14/2041	282.7	282.7	300.2	0.11%
^Cardinal Homes Inc, Alouette Holdings Inc., Bret Berneche	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	12/14/2026	977.2	977.2	993.1	0.36%
^Wayfarer Bicycle LLC	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	12/13/2041	90.9	90.9	89.7	0.03%
^Success Advertising Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/13/2041	458.7	458.7	480.6	0.17%
^Roast Beef Levittown LLC dba Arby's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/13/2026	431.5	431.5	438.5	0.16%
^Queen Express LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	12/13/2041	184.4	184.4	193.3	0.07%
^Mack Team Enterprises Inc.dba The UPS Store #6815	Couriers and Messengers	Term Loan	Prime plus 2.75%	12/9/2026	18.7	18.7	16.9	0.01%
^Recycling Revolution, LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/9/2041	90.7	90.7	91.2	0.03%
^Myndshft Technologies LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/9/2026	710.4	710.4	638.0	0.23%
^New Life Hospital LLC	Hospitals	Term Loan	Prime plus 2.75%	12/8/2041	1,184.9	1,184.9	1,258.4	0.45%
^Imagine By Carleen Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/8/2041	51.6	51.6	52.4	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Hanson's Greeks LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/8/2026	10.3	10.3	10.5	—%
^Yachting Solutions LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/7/2029	67.2	67.2	64.0	0.02%
^Lan Doctors, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/7/2026	218.9	218.9	216.8	0.08%
^Lilo Holdings LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/5/2026	14.6	14.6	13.3	—%
^The Lake Shore Hospitality Inc dba Dowagiac Baymont Inn & Suites	Accommodation	Term Loan	Prime plus 2.75%	12/5/2041	347.7	347.7	362.7	0.13%
^Ericon, Inc.	Gasoline Stations	Term Loan	Prime plus 2.75%	12/1/2041	715.2	715.2	725.2	0.26%
^Noso Development LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	12/1/2026	68.7	68.7	59.1	0.02%
^Quick Ship, LLC	Couriers and Messengers	Term Loan	Prime plus 2.75%	11/30/2026	9.6	9.6	8.2	—%
^Pebble Wood Lane, LLC and Good Sam's Assisted Living Residence, LLC	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	11/30/2041	66.3	66.3	70.4	0.03%
^Sharaz Shah DBA Thomas Jewelers	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	11/30/2026	7.4	7.4	6.3	—%
^Choe Trading Group, Inc. dba Rapid Printers of Monterey	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/30/2026	20.5	20.5	20.3	0.01%
^Studio Find It Georgia, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/30/2026	6.8	6.8	6.0	—%
^Imaginarium Foods LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2042	368.8	368.8	378.9	0.14%
^RD Management, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/30/2026	194.5	194.5	169.4	0.06%
^B4 Fitness LLC dba The Zoo Health Club	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/30/2026	20.5	20.5	18.4	0.01%
^Usman Jalil, LLC dba Food Mart	Gasoline Stations	Term Loan	Prime plus 2.75%	11/29/2041	229.1	229.1	224.9	0.08%
^Fowler LLC	Accommodation	Term Loan	Prime plus 2.75%	11/29/2026	79.6	79.6	80.9	0.03%
^Access Staffing, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/29/2026	1,023.9	1,023.9	879.7	0.31%
^CRK Mens, LLC dba Spiff for Men	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/23/2026	96.9	96.9	85.1	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Merchant Coterie, Inc.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	11/23/2026	113.8	113.8	97.7	0.03%
^WPN Recycling Company LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/23/2026	20.5	20.5	20.8	0.01%
^Hafa Adai Signs and Graphics LLC dba Fastsigns of Auburn -#281901	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/23/2026	54.6	54.6	47.6	0.02%
^Rognes Corp dba RTS	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	11/22/2026	352.8	352.8	325.4	0.12%
^Bouquet Restaurant LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/22/2041	122.7	122.7	125.2	0.04%
^J.B.K Truck Trailer and Bus Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/22/2041	427.1	427.1	430.9	0.15%
^6E Technologies LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/22/2026	156.0	156.0	145.1	0.05%
^Broms Asset Management LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	11/22/2026	113.8	113.8	97.7	0.03%
^Skaggs RV Outlet LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/21/2026	91.0	91.0	92.5	0.03%
^Catherine Christine Morin dba Purr-Fect Pets	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/17/2026	17.1	17.1	14.7	0.01%
^Stratmar Systems Inc dba Stratmar Retail Services	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/16/2026	62.3	62.3	63.3	0.02%
^Hoosier Health Plus, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/15/2026	113.8	113.8	108.1	0.04%
^J. A. Kohlhepp Sons, Inc. dba Kohlhepp's True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/10/2026	173.0	173.0	172.8	0.06%
^J. A. Kohlhepp Sons, Inc. dba Kohlhepp's True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/10/2041	438.5	438.5	454.0	0.16%
^Hackensack Steel Corporation and Luzerne Ironworks Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/10/2026	220.4	220.4	224.0	0.08%
^Panther Ironworks and Rigging Solutions LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/10/2026	137.7	137.7	127.3	0.05%
^Rich's Food Stores LLC dba Hwy 55 of Wallace	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/9/2026	39.8	39.8	37.5	0.01%
^Bovill Creative,LLC	Real Estate	Term Loan	Prime plus 2.75%	11/9/2041	276.2	276.2	293.4	0.11%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Big Apple Entertainment Partners LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/9/2026	159.3	159.3	136.8	0.05%
^Dyer Properties, LLC and Bayview Pharmacy, Inc.	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	11/9/2041	236.3	236.3	236.1	0.08%
^MIK LLC dba Firehouse Subs	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/9/2026	185.6	185.6	161.7	0.06%
^Fine Line Interiors, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/4/2041	78.7	78.7	83.6	0.03%
^131 Miles LLC and Ohm Shubh Laxmi, LLC. dba Mr Hero	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/3/2041	124.1	124.1	128.3	0.05%
^Veracruz Shabo, LLC and Waterfalls Quick Lube LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/1/2041	117.7	117.7	121.5	0.04%
^Glocecol LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/1/2026	68.2	68.2	69.3	0.02%
^Bloomquist Communications Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2026	54.2	54.2	46.6	0.02%
^Moolchan Enterprises LLC dba Staying Green	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2026	16.4	16.4	15.6	0.01%
^Middlesex Auto Sales Corp	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/31/2041	122.7	122.7	127.0	0.05%
^Woodstock Enterprises Corp dba True Scent Candle Co	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	10/31/2041	87.2	87.2	85.9	0.03%
^FibAire Communications, LLC	Telecommunications	Term Loan	Prime plus 2.75%	10/27/2026	97.7	97.7	90.5	0.03%
^Elite Structures Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/27/2029	212.9	212.9	209.3	0.07%
^Bonita Stone LLC and Castone Creations Inc	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	10/25/2041	259.2	259.2	261.2	0.09%
^Empire Processor Services Inc. and Verrazano Wholesale Dist., Inc.	Nonstore Retailers	Term Loan	Prime plus 2.75%	10/25/2026	118.6	118.6	120.5	0.04%
^Blakeslee Arpaia Chapman Inc and Chapman Construction Services LLC	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	10/24/2026	384.0	384.0	387.1	0.14%
^Eco Vehicle Systems LLC	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	10/21/2026	863.2	863.2	873.9	0.31%
^Worldwide Estate, Inc. dba Washington Heights Manor	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	10/21/2041	220.3	220.3	234.0	0.08%
^Gold Wind Logistics LLC	Truck Transportation	Term Loan	Prime plus 2.75%	10/20/2041	172.4	172.4	183.1	0.07%
^Speaker City, Inc. dba Rollin Thunder	Electronics and Appliance Stores	Term Loan	Prime plus 2.75%	10/14/2041	122.7	122.7	126.4	0.05%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Maine Service Corp	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	10/13/2026	172.5	172.5	164.4	0.06%
^Justin Partlow	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	10/13/2026	17.6	17.6	15.1	0.01%
^Reliable Recovery Services LLC	Support Activities for Transportation	Term Loan	Prime plus 2.75%	10/7/2026	101.6	101.6	93.4	0.03%
^Ailky Corporation	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	10/3/2026	225.9	225.9	199.6	0.07%
^Wyspen Corporation dba Charlestown Ace	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	10/3/2026	32.5	32.5	27.9	0.01%
^MegaPhase, LLC	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	9/30/2026	134.3	134.3	133.2	0.05%
^Seaway LLC and Reklaw LLC dba Allure Lounge	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2041	134.2	134.2	144.1	0.05%
^JJA Transportation Management Inc.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2026	47.0	47.0	42.5	0.02%
^Adelwerth Bus Corp.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2041	237.3	237.3	244.1	0.09%
^Adelwerth Bus Corporation, Transportation Leasing Corp.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2029	607.3	607.3	603.5	0.22%
^Vision Automotive LLC dba Vision Chrysler Jeep Dodge Ram of Defiance	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/29/2029	623.0	623.0	606.5	0.22%
^Thunderdome Racing Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/29/2026	17.1	17.1	17.2	0.01%
^Graphics,Type and Color Enterprises Inc dba Clubflyers.com and GTC Med	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	9/28/2041	829.9	829.9	890.5	0.32%
^Beadon Inc	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/28/2026	20.1	20.1	20.5	0.01%
^CNC Precision Machine, Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/28/2041	1,235.9	1,235.9	1,279.6	0.46%
^CD Game Exchange Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/28/2026	20.1	20.1	18.2	0.01%
^Kyle M Walker DDS, PC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/27/2026	204.7	204.7	189.2	0.07%
^Reynolds Fence & Guardrail Inc.	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/27/2026	563.5	563.5	554.0	0.20%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Luv 2 Play Nor Cal, LLC dba Luv 2 Play	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/27/2026	47.0	47.0	44.0	0.02%
^Luna Nueva LLC dba Bio Builders	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/27/2026	13.4	13.4	12.4	—%
^Sarah S Olelewe MD Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/26/2041	286.1	286.1	297.0	0.11%
^TPFC,LLC dbaThe Picture Frame Company	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/26/2041	57.4	57.4	59.6	0.02%
^Ridge Road Equestrian LLC dba Ricochet Ridge Ranch	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	9/26/2026	8.1	8.1	8.1	—%
^PeopleBest Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/26/2026	13.4	13.4	12.1	—%
^Mr. Mulch, Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/23/2041	396.2	396.2	392.4	0.14%
^B4 Fitness LLC dba The Zoo Health Club	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/23/2026	78.3	78.3	73.1	0.03%
^InformationTelevision Network Inc	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	9/22/2041	823.0	823.0	876.7	0.31%
^GRA Financial Services Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/22/2026	10.7	10.7	9.7	—%
^Wrecking Crew Media LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/21/2026	44.8	44.8	40.4	0.01%
^Cuppiecakes LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/21/2041	22.0	22.0	22.8	0.01%
^Benoit's Towing and Recovery LLC	Support Activities for Transportation	Term Loan	Prime plus 2.75%	9/20/2026	10.7	10.7	9.8	—%
^Consulting Solutions Inc. and Mark Luciani	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/20/2026	20.2	20.2	19.6	0.01%
^Brittany Burns LLC dba Dreams Come True	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/19/2026	12.0	12.0	12.3	—%
^Eyncon LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/16/2041	48.8	48.8	51.0	0.02%
^The Merrin Group LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/15/2026	156.6	156.6	154.9	0.06%
^Rich's Food Stores LLC dba Hwy 55 of Wallace	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/14/2026	130.3	130.3	125.9	0.05%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Atlantic Alarm Systems and Services LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/14/2026	13.8	13.8	12.8	—%
^Metropet Dog Center, Inc	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/13/2041	106.7	106.7	111.8	0.04%
^Marquis Cattle Company	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	9/13/2026	45.2	45.2	46.2	0.02%
^Bingham Enterprises, Inc and Full Belli Deli and Sausage Company	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/12/2041	80.5	80.5	82.2	0.03%
^Artisan Infrastructure Holdings, LLC	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	9/7/2026	111.9	111.9	101.1	0.04%
^SRA Mechanicial Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/6/2041	42.7	42.7	45.8	0.02%
^Sandia Enterprises Inc dba Massage Envy Spa	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/6/2026	55.9	55.9	50.5	0.02%
^Animal Intrusion Prevention Systems Holding Company, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/30/2026	111.6	111.6	102.9	0.04%
^Suncrest Stone Products LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	8/29/2026	543.4	543.4	509.0	0.18%
^Clark Realty LLC	Real Estate	Term Loan	Prime plus 2.75%	8/29/2041	231.5	231.5	233.4	0.08%
^Raem Corporation dba Dryclean Express	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/29/2041	70.7	70.7	75.2	0.03%
^Suncrest Stone Products LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	8/29/2041	638.7	638.7	629.3	0.23%
^Warren Dale Warrington dba Custom Paint and Body	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/26/2041	98.7	98.7	103.9	0.04%
^TAGR Inc dba Miami Grill 137and John Nakis	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/26/2026	94.8	94.8	87.5	0.03%
^Albert Basse Associates Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	8/25/2026	54.9	54.9	56.1	0.02%
^Dean Technology Inc	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	8/25/2041	377.4	377.4	403.2	0.14%
^Rosmel Pools Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/25/2026	20.0	20.0	18.4	0.01%
^Avery Management Inc. dba Whetstone Upholstery	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/25/2026	9.5	9.5	8.5	—%
^Tabadesa Associates Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/25/2026	20.0	20.0	18.1	0.01%
^TR Companies LLC dba True Value Rental and Liberty Rental 4 U	Rental and Leasing Services	Term Loan	Prime plus 2.75%	8/25/2026	80.0	80.0	72.3	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Sambella Holdings, LLC and Strike Zone Entertainment Center LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/24/2041	492.0	492.0	525.3	0.19%
^Luv 2 Play Temecula, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/15/2026	53.3	53.3	48.2	0.02%
^Bear Creek Entertainment LLC dba The Woods at Bear Creek	Accommodation	Term Loan	Prime plus 2.75%	8/12/2041	402.0	402.0	412.8	0.15%
^2 Cool Beans LLC dba Menchies's Frozen Yogurt	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/11/2026	73.3	73.3	66.2	0.02%
^Grayson O Company	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	8/10/2041	609.3	609.3	650.9	0.23%
^Charal Investments LLC dba Orange Theory Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/10/2026	77.7	77.7	70.2	0.03%
^Paul Belanger dba Paul Belanger Landscaping	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/9/2026	13.3	13.3	12.0	—%
^Nicolette Reiser dba Comfort & Balance	Personal and Laundry Services	Term Loan	Prime plus 2.75%	7/29/2041	73.0	73.0	76.8	0.03%
^USA General Investment LLC dba Braniff Paint and Body Shop	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/29/2026	19.8	19.8	18.4	0.01%
^The Hungry Rhino LLC	Real Estate	Term Loan	Prime plus 2.75%	7/29/2041	74.2	74.2	76.9	0.03%
^Little Tree Huggers Child Care LLC	Social Assistance	Term Loan	Prime plus 2.75%	7/29/2041	136.3	136.3	146.2	0.05%
^303 Tower Drive LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/29/2041	389.6	389.6	411.8	0.15%
^676 Club LP dba The Green Door Tavern/The Drifter	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/28/2041	652.1	652.1	693.8	0.25%
^Big Apple Entertainment Partners LLC dba Ripley's Believe It or Not	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/28/2026	264.6	264.6	239.1	0.09%
^MacIver Corporation dba Division Camera	Rental and Leasing Services	Term Loan	Prime plus 2.75%	7/28/2026	1,101.6	1,101.6	1,074.8	0.38%
^Apple Tree NC Inc dba Williams Farm & Garden Center	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	7/28/2041	328.5	328.5	338.0	0.12%
^Intrepid Trinity LLC	Nonstore Retailers	Term Loan	Prime plus 2.75%	7/28/2041	60.8	60.8	63.8	0.02%
^GF Libations Inc dba Minuteman Press	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	7/27/2041	38.5	38.5	36.7	0.01%
^Kidtastic LLC dba The Little Gym of Audubon	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/27/2026	50.0	50.0	45.2	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^EPEC Juice LLC dba Jamba Juice	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/27/2026	73.6	73.6	66.5	0.02%
^Pinco Pizza LLC dba Jet's Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/27/2026	65.2	65.2	65.8	0.02%
^JAG Unit 1, LLC dba Arooga's Grille House and Sports Bar	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/27/2026	110.2	110.2	99.6	0.04%
^Peckett's Inc	Crop Production	Term Loan	Prime plus 2.75%	7/27/2041	219.6	219.6	235.6	0.08%
^The Grasso Companies, LLC and Grasso Pavement Maintenance, LLC	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	7/26/2026	80.5	80.5	76.6	0.03%
^My Sainath Inc dba Motel 6	Accommodation	Term Loan	Prime plus 2.75%	7/22/2041	297.2	297.2	314.8	0.11%
^Robert G Larson State Farm Insurance	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/22/2026	19.8	19.8	17.9	0.01%
^J and D Resources LLC dba Aqua Science	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2026	115.1	115.1	104.8	0.04%
^Robert P Daniels dba Ginger and Friend's Peppermint Village Gift Shop	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	7/18/2026	13.9	13.9	12.5	—%
^Franklin Firm LLC dba Luv 2 Play	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/15/2041	169.2	169.2	176.1	0.06%
^Billingsworks LLC dba Spoon Shine Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2026	7.5	7.5	7.6	—%
^Takeuchi Commercial Cleaning Services, LLC dba We Clean San Diego	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/13/2026	40.8	40.8	36.8	0.01%
^Jacob Rugs LLC dba Rugs Outlet	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	7/13/2026	57.9	57.9	59.2	0.02%
^RM Hawkins LLC dba Pure Water Tech West	Nonstore Retailers	Term Loan	Prime plus 2.75%	7/7/2026	44.1	44.1	43.5	0.02%
^Dino Smiles Children's Cosmetic Dentistry	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/7/2026	12.6	12.6	11.6	—%
^Nevey's LLC dba Stark Food III	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/30/2041	286.6	286.6	304.2	0.11%
^Soregard Inc	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	6/30/2041	270.9	270.9	272.2	0.10%
^Martin Inventory Management LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/30/2026	92.5	92.5	94.5	0.03%
^P L H Pharmaco Inc dba Farmacia San Jose	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	6/30/2026	151.8	151.8	153.6	0.06%
^Desert Tacos LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2026	88.7	88.7	86.4	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^VMA Technologies LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/30/2026	19.7	19.7	17.8	0.01%
^Corning Lumber Company Inc and Frank R Close and Son Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/30/2029	178.7	178.7	184.6	0.07%
^Castone Creations Inc	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	6/29/2026	76.6	76.6	71.5	0.03%
^WGI, LLC dba Williams Grant Inn	Accommodation	Term Loan	Prime plus 2.75%	6/29/2041	127.5	127.5	132.8	0.05%
^Ninsa LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2041	109.3	109.3	117.2	0.04%
^KWG Industries, LLC dba Peterson & Marsh Metal Industries	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/29/2041	296.4	296.4	311.9	0.11%
^O.D.S. Inc dba Four Seasons Health & Racquet and Step 'N' Motion, Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/29/2026	122.5	122.5	112.9	0.04%
^E & P Holdings 1 LLC and Evans & Paul LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	6/28/2026	110.3	110.3	102.2	0.04%
^MaidPro Marin dba MaidPro	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/28/2026	15.4	15.4	13.9	—%
^Edge Pest Control LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/27/2026	656.3	656.3	592.4	0.21%
^All Printing Solutions, Inc. dba Pryntcomm	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	6/27/2041	530.8	530.8	536.3	0.19%
^JumboMarkets Inc dba Rines Jumbomarkets	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/24/2026	43.8	43.8	39.5	0.01%
^El Basha Inc dba RPM West San Fernando Valley	Real Estate	Term Loan	Prime plus 2.75%	6/24/2026	15.7	15.7	14.1	0.01%
^Island Time Investments, LLC dba Swantown Inn Bed & Breakfast	Accommodation	Term Loan	Prime plus 2.75%	6/24/2041	98.4	98.4	105.5	0.04%
^Yellow Cab Company of Kissimmee Inc	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	6/24/2041	55.2	55.2	55.6	0.02%
^Shooting Sports Academy LLC and Jetaa LLC dba Shooting Sports Academy	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/23/2041	484.2	484.2	494.1	0.18%
^Visual Advantage LLC dba Signs Now Perryberg	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/23/2041	88.7	88.7	91.7	0.03%
^Long Island Comedy LLC dba Governors and New York Comedy, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/23/2041	182.2	182.2	189.9	0.07%
^SNS of Central Alabama, LLC dba Steak N Shake dba Steak N Shake	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/21/2026	50.4	50.4	47.9	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Evergreen Investment & Property Management LLC ,Universal Kidney Cente	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/20/2041	1,217.9	1,217.9	1,291.6	0.46%
^Italian Heritage Tile and Stone Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/20/2026	54.7	54.7	49.4	0.02%
^Bagelicious, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/17/2026	47.7	47.7	43.3	0.02%
^Winegirl Wines LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	6/16/2026	9.8	9.8	10.1	—%
^NKJ Lusby Donuts LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/16/2026	19.7	19.7	17.8	0.01%
^Blue Eagle Transport Inc, Greeneagle Transport Inc and Golden Eagle Transport	Couriers and Messengers	Term Loan	Prime plus 2.75%	6/16/2026	484.8	484.8	437.6	0.16%
^Jai-Alexia Consulting, Inc.	Couriers and Messengers	Term Loan	Prime plus 2.75%	6/15/2026	10.3	10.3	9.3	—%
^Pumpkin Patch Child Care of Southington, LLC and Giuseppe Pugliares	Social Assistance	Term Loan	Prime plus 2%	6/15/2041	499.1	499.1	497.9	0.18%
^Strag Industries LLC dba Meineke Car Care Center 841	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/15/2026	13.1	13.1	12.6	—%
^Luv 2 Play AZ LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/10/2026	54.7	54.7	54.9	0.02%
^Refoleen Inc dba Spice and Tea Exchange	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/10/2026	75.8	75.8	68.4	0.02%
^VBGB Uptown, LLC dba VBGB Beer Hall & Garden	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/8/2026	73.5	73.5	66.3	0.02%
^ScimTech Industries Inc dba Archer Aerospace	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	6/6/2026	10.5	10.5	9.5	—%
^Larry H. Patterson and Rainbow Movers, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	6/6/2026	19.7	19.7	17.8	0.01%
^Solvit Inc and Solvit North Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/3/2026	222.0	222.0	208.3	0.07%
^AP5 LLC dba Krauser's Food Store	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/2/2041	235.8	235.8	246.2	0.09%
^ATI Jet Inc	Air Transportation	Term Loan	Prime plus 2.75%	5/31/2026	450.2	450.2	421.6	0.15%
^Farmer Boy Diner Inc dba Farmer Boy Diner & Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/31/2026	43.4	43.4	44.3	0.02%
^Angelo Faia dba AVF Construction	Construction of Buildings	Term Loan	Prime plus 2.75%	5/27/2041	96.7	96.7	100.5	0.04%
^Premier Athletic Center of Ohio, Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/27/2026	76.0	76.0	77.6	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Jack Frost Firewood Inc. and David Dubinsky	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/26/2041	200.1	200.1	206.8	0.07%
^Mersada Holdings LLC	Nonstore Retailers	Term Loan	Prime plus 2.75%	5/26/2026	293.0	293.0	299.3	0.11%
^Southwest Division Inc	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	5/26/2026	7.2	7.2	6.8	—%
^International Kitchen Supply LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/25/2026	162.2	162.2	152.9	0.05%
^Groth Lumber Co. Inc. dba True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/25/2026	19.5	19.5	20.0	0.01%
^Powerspec Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/24/2026	75.9	75.9	68.5	0.02%
^Island Life Graphics Inc dba FASTSIGNS #576	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	5/24/2026	19.5	19.5	17.8	0.01%
^Horseshoe Barbecue, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/23/2029	12.0	12.0	12.4	—%
^Elderfriend Inc dba Granny Nannies dba GN Live Scan	Social Assistance	Term Loan	Prime plus 2.75%	5/20/2026	11.1	11.1	10.0	—%
^National Air Cargo Holdings Inc	Air Transportation	Term Loan	Prime plus 2.75%	5/20/2026	1,085.4	1,085.4	1,097.4	0.39%
^Pro Auto Repair LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/20/2026	6.4	6.4	6.4	—%
^HBA LLC dba Palmetto Twist-Vista	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2026	16.8	16.8	15.5	0.01%
^J&A Laundromat Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/18/2026	58.6	58.6	54.1	0.02%
^Dedicated Incorporated	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/18/2041	45.1	45.1	47.2	0.02%
^J Harris Trucking, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	5/13/2026	38.1	38.1	36.1	0.01%
^FJN Catering Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/13/2041	255.5	255.5	272.7	0.10%
^LED Lighting Enterprises LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/13/2026	19.5	19.5	18.0	0.01%
^Studio Find It Georgia Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/13/2026	19.5	19.5	18.1	0.01%
^Pumpkin Patch Inc and Christine Feliciano and Antonio Feliciano	Social Assistance	Term Loan	Prime plus 2.75%	5/12/2041	128.6	128.6	133.3	0.05%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Sabir Inc. dba Bear Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/11/2041	120.3	120.3	127.2	0.05%
^Gator D'Lites LLC dba D'Lites Emporium	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/5/2026	19.5	19.5	17.6	0.01%
^Warner Home Comfort, LLC dba Smith Piping	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/29/2041	79.9	79.9	83.0	0.03%
^Keller, Fishback & Jackson LLP	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/29/2026	112.5	112.5	114.9	0.04%
^Marc S. Rosenberg P.C. dba Mammuth and Rosenberg	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/29/2026	19.4	19.4	17.5	0.01%
^Hard Exercise Works Winter Park LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/29/2026	35.1	35.1	31.7	0.01%
^La Nopalera Mexicano 2, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/29/2026	60.0	60.0	61.3	0.02%
^Loriet LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	4/29/2026	6.5	6.5	5.8	—%
^Euro Car Miami LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	4/29/2026	53.8	53.8	55.0	0.02%
^Empowerschool LLC and Empower Autism Academy, LLC	Social Assistance	Term Loan	Prime plus 2.75%	4/29/2041	147.1	147.1	157.8	0.06%
^Scoler LLC dba Gold's Gym	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/29/2026	226.1	226.1	212.0	0.08%
^May-Craft Fiberglass Products Inc	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	4/29/2041	239.7	239.7	257.1	0.09%
^Alpha Omega Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	4/29/2041	170.1	170.1	182.5	0.07%
^Inner Beauty Salon and Suite LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/28/2041	63.0	63.0	67.2	0.02%
^Atlantic Restaurant Associates LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/28/2041	254.3	254.3	269.2	0.10%
^Costume World Inc	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	4/28/2041	1,212.9	1,212.9	1,300.7	0.47%
^Pecos Inn LLC dba Econo Lodge	Accommodation	Term Loan	Prime plus 2.75%	4/28/2041	654.1	654.1	692.2	0.25%
^Shepherd Appraisal Services LLC dba Property Damage Appraisers of Oklahoma	Real Estate	Term Loan	Prime plus 2.75%	4/28/2026	7.8	7.8	7.0	—%
^Knowledge First Inc dba Magic Years of Learning	Social Assistance	Term Loan	Prime plus 2.75%	4/27/2026	70.6	70.6	69.1	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Green Country Filter Manufacturing LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	4/27/2026	73.8	73.8	68.0	0.02%
^Accent Comfort Services, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/26/2026	77.5	77.5	70.0	0.03%
^Homecare Casa Rhoda 123 Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2%	4/26/2041	651.5	651.5	656.7	0.24%
^Automotive Core Recycling, LLC and 828 Old Colony Road, LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	4/22/2041	242.2	242.2	244.4	0.09%
^McIntosh Trail Management Services Organization Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/22/2041	412.4	412.4	442.2	0.16%
^Jande Graphics LLC dba FastSigns #103201	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/21/2026	48.2	48.2	43.5	0.02%
^AAA Mill Direct, Inc. dba Carpet Mill Outlets	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	4/21/2026	6.8	6.8	6.9	—%
^Miguel Fernando Borda, P.A. dba BGR Dental	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/15/2026	19.4	19.4	17.9	0.01%
^Sushiya Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/12/2026	75.4	75.4	70.3	0.03%
^Sierra Foothill Cremation & Funeral Service, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/7/2026	45.7	45.7	41.2	0.01%
^Waterfalls Quick Lube LLC and Veracruz Shabo LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/6/2041	267.1	267.1	280.8	0.10%
^KNS Early Learning Academy LLC	Social Assistance	Term Loan	Prime plus 2.75%	4/6/2041	49.5	49.5	51.1	0.02%
^Vehicle Safety Supply LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/31/2026	19.2	19.2	17.3	0.01%
^Men of Steel Enterprises LLC and Vogelbacher Properties LLC	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/31/2041	380.5	380.5	379.8	0.14%
^Gill Express Inc and Blue Speed LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/31/2041	501.0	501.0	520.8	0.19%
^Dana A. Farley dba Independent Cabinets	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	3/31/2041	65.3	65.3	70.0	0.03%
^Christian Soderquist dba Soderquist Plumbing and Heating LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/31/2041	54.9	54.9	58.8	0.02%
^Duke's Cleaners Inc	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/31/2026	40.2	40.2	38.7	0.01%
^Cameo Carter, MD A Professional Corporation dba The Garden Pediatric Group	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/31/2026	64.1	64.1	57.8	0.02%
^Farhad Brothers LLC dba Lulu's Pizzeria & Family Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/31/2026	53.6	53.6	48.3	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Gordon Rogers and Heidi Rogers dba Stone House Motor Inn	Accommodation	Term Loan	Prime plus 2.75%	3/30/2026	19.5	19.5	19.9	0.01%
^Wyldewood Cellars, Inc.	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	3/30/2041	965.7	965.7	977.4	0.35%
^NOSO Development, LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	3/30/2026	160.3	160.3	144.5	0.05%
^MTS Car Service LLC	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	3/30/2026	9.0	9.0	8.1	—%
^Beale Street Blues Company-West Palm Beach, LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	3/30/2026	80.1	80.1	73.8	0.03%
^Tom Sawyer Country Restaurant LLC and AM 3208 LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/30/2041	249.4	249.4	264.6	0.09%
^Barrocas Gym LLC dba Snap Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/29/2026	17.0	17.0	16.3	0.01%
^Lust for Life Footwear, LLC	Leather and Allied Product Manufacturing	Term Loan	Prime plus 2.75%	3/29/2026	320.5	320.5	289.0	0.10%
^Vinmar Inc. dba Locanda Portofino	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/29/2026	69.4	69.4	62.6	0.02%
^Atlantis of Daytona LLC and Pierre Mamane and Eva Mamane	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2%	3/29/2041	483.3	483.3	493.3	0.18%
^Marathon Engineering Corporation	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	3/28/2041	43.5	43.5	45.9	0.02%
^PHCDC1 LLC dba Quarter + Glory and Public House Collective, Corp.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/28/2026	42.7	42.7	40.3	0.01%
^Revolution Physical Therapy LLC dba Apex Network Physical Therapy	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/25/2026	19.5	19.5	17.9	0.01%
^RCB Enterprises, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/25/2026	48.1	48.1	43.3	0.02%
^Excel RP Inc	Machinery Manufacturing	Term Loan	Prime plus 2.75%	3/25/2026	106.8	106.8	101.3	0.04%
^ActKnowledge, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/24/2026	106.8	106.8	109.0	0.04%
^International Construction Inc	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	3/24/2041	48.4	48.4	50.1	0.02%
^Flooring Liquidators Inc and Premier Flooring Yonkers Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/24/2026	42.8	42.8	43.1	0.02%
^Acton Hardware LLC and Mark Allgood & Jamie Allgood	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/24/2041	482.5	482.5	491.5	0.18%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Magnation Corporation and Misha Family Trust	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/22/2041	98.2	98.2	105.3	0.04%
^growth.period LLC and Potomac Recruiting LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/21/2026	62.6	62.6	56.5	0.02%
^Precious Care LLC and Precious Care Management LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/21/2026	476.9	476.9	432.4	0.15%
^Media Capital Partners, Inc	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	3/21/2026	19.7	19.7	17.8	0.01%
^Taylors Zinn Enterprises Inc dba Eons Auto Care Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/18/2041	78.1	78.1	83.2	0.03%
^ERT Group Inc and Curt's Tools Inspection Inc	Support Activities for Mining	Term Loan	Prime plus 2.75%	3/18/2041	1,216.7	1,216.7	1,260.7	0.45%
^Kekoa Enterprises Inc dba Signarama Sandy	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/18/2026	42.3	42.3	38.1	0.01%
^Mariam Diner Inc dba Country Kitchen Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/18/2026	44.9	44.9	40.5	0.01%
^Brian T Rice dba BD Logging	Forestry and Logging	Term Loan	Prime plus 2.75%	3/17/2026	7.5	7.5	7.4	—%
^Demand Printing Solutions Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/16/2026	18.6	18.6	18.3	0.01%
^Evergreen Pallet LLC and Evergreen Recycle LLC	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	3/16/2026	918.7	918.7	865.8	0.31%
^K Soles Corp dba Max Collections	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/16/2026	19.2	19.2	17.3	0.01%
^LAN Doctors Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/16/2026	47.0	47.0	48.0	0.02%
^R & D Enterprises Inc dba My Pool Man	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/15/2026	42.7	42.7	38.5	0.01%
^Mustafa Inc and Raouf Properties LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/14/2041	72.5	72.5	77.1	0.03%
^HEWZ, LLC dba Hard Exercise Works	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/14/2026	19.2	19.2	17.3	0.01%
^Country Paint and Hardware Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/11/2026	74.7	74.7	68.5	0.02%
^Wilban LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/11/2026	94.1	94.1	92.5	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Dupre Capital LLC dba Fastsigns	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	3/11/2026	49.9	49.9	45.0	0.02%
^Magill Truck Line LLC and Jeff J. Ralls	Truck Transportation	Term Loan	Prime plus 2.75%	3/11/2029	193.4	193.4	184.3	0.07%
^Accuair Control Systems LLC dba Accuair Suspension	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	3/11/2026	128.2	128.2	117.7	0.04%
^ABCs & 123s Infant and Child Care Center LP	Social Assistance	Term Loan	Prime plus 2.75%	3/11/2026	9.6	9.6	8.7	—%
^State Painting & Decorating Co., Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/10/2026	88.7	88.7	79.9	0.03%
^B.P.T.M. of NV LLC and Agentis Bros., LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/9/2041	507.7	507.7	529.0	0.19%
^Step Up Academy of the Arts LLC	Educational Services	Term Loan	Prime plus 2.75%	3/9/2026	6.9	6.9	6.2	—%
^A & A Auto Care LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/9/2026	10.5	10.5	10.5	—%
^Faith Summit Supply Inc dba Summit Supply and Summit True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/9/2026	19.2	19.2	18.4	0.01%
^Swerve Salon LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/8/2026	67.5	67.5	60.9	0.02%
^J & W Hardwood Flooring Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/7/2026	6.4	6.4	5.8	—%
^Labmates LLC and POV Holdings LLC	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/4/2041	105.7	105.7	113.2	0.04%
^Hueston and Company CPA LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/4/2026	7.0	7.0	6.4	—%
^Almost Home Daycare LLC	Social Assistance	Term Loan	Prime plus 2.75%	3/3/2026	45.0	45.0	45.2	0.02%
^Miles of Smiles Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/2/2026	81.4	81.4	74.7	0.03%
^Living Essentials HVAC Corp	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/28/2026	12.7	12.7	11.6	—%
^Consulting Solutions, Inc. and Mark Luciani	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/28/2026	9.5	9.5	9.7	—%
^Drug Detection Laboratories, Inc. and Minh Tran	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/28/2026	16.8	16.8	15.3	0.01%
^Powerpits CS1, LLC dba Pita Pit	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2026	15.9	15.9	15.0	0.01%
^Doxa Deo Inc dba Luv 2 Play	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2026	93.0	93.0	86.2	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^The River Beas, LLC dba Subway and Punam Singh	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2041	131.1	131.1	139.5	0.05%
^Blackstones Hairdressing LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/23/2026	44.4	44.4	40.4	0.01%
^Aaradhya LLC dba Market Square Laundry	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/23/2026	67.8	67.8	61.2	0.02%
^BER Enterprise 332 Inc dba Edible Arrangements	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/19/2026	19.1	19.1	17.4	0.01%
^R & K Contracting Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/18/2026	13.4	13.4	13.5	—%
^Pacific Coast Medical Group LLC dba Celebrity Laser Spa and Advanced	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/17/2026	207.7	207.7	211.9	0.08%
^B for Blonde, LLC dba Blo Blow Dry Bar	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/12/2026	53.2	53.2	48.1	0.02%
^Gilmore Heights Dental Holdings, LTD and Chas Rob LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/12/2029	278.0	278.0	268.2	0.10%
^Ei3 Corporation	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/12/2026	277.1	277.1	282.8	0.10%
^Jersey Shore Marina & Boat Sales, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/12/2041	604.3	604.3	647.6	0.23%
^Base USA, Inc.	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	2/2/2026	42.4	42.4	43.3	0.02%
^Zouk Ltd dba Palma	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/29/2026	18.9	18.9	19.3	0.01%
^SuzyQue's LLC dba SuzyQue's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/28/2026	18.9	18.9	19.3	0.01%
^Wildflour Bakery & Cafe LLC	Social Assistance	Term Loan	Prime plus 2.75%	1/28/2026	52.6	52.6	53.2	0.02%
^Tammy Lavertue	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	1/28/2026	9.5	9.5	9.5	—%
^New Image Building Services, Inc. dba The Maids serving Oakland	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/19/2026	70.0	70.0	65.6	0.02%
^Gendron Funeral and Cremation Services, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/11/2041	107.0	107.0	114.7	0.04%
^Dolarian Realty LLC and OV's Restaurant Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/5/2041	65.4	65.4	70.1	0.03%
^Lemonberry Food Stores Inc dba Lemonberry Frozen Yogurt	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/29/2025	93.9	93.9	87.2	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^MCF Forte LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/29/2025	15.6	15.6	14.2	0.01%
^Panditos LLC dba White Lotus Home	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/28/2025	13.3	13.3	11.9	—%
^Bright Dialysis LLC and Ft Pierce Kidney Care LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/28/2025	1,042.8	1,042.8	941.9	0.34%
^V2 Tango LLC dba Palette 22	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/23/2025	208.6	208.6	192.8	0.07%
^Ridge Road Equestrian LLC dba Ricochet Ridge Ranch Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/23/2040	98.6	98.6	103.3	0.04%
^800 on the Trax LLC and Matrix Z LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	12/23/2040	232.0	232.0	241.8	0.09%
^Joyce Outdoor Advertising Chicago LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/22/2040	290.4	290.4	301.5	0.11%
^The LAX Shop Inc	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	12/22/2025	81.6	81.6	83.2	0.03%
^Premier Athletic Center of Ohio Inc. and Gates Investments	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/22/2028	781.0	781.0	805.4	0.29%
^Hattingh Incorporated dba Prosthetic Care Facility	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2025	15.0	15.0	14.1	0.01%
^G.W. Fitness Centers, LLC and J.G. Fitness LLC and NP Gym LLC and ANA	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/18/2040	985.9	985.9	1,055.8	0.38%
^Trip Consultants U.S.A. Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/18/2025	146.0	146.0	131.5	0.05%
^Jay Kevin Gremillion dba Dino Smiles Children's Cosmetic Dentistry	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/18/2025	62.5	62.5	57.6	0.02%
^Accent Tag and Label Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	12/18/2040	637.7	637.7	666.8	0.24%
^Abbondanza Market LLC dba Hampton Falls Village Market	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/18/2025	56.1	56.1	51.9	0.02%
^Labmates LLC	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/18/2040	156.3	156.3	167.4	0.06%
^Capital Scrap Metal LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/18/2025	29.0	29.0	26.5	0.01%
^Mustafa Inc dba Adiba Grocery	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/17/2025	87.1	87.1	88.8	0.03%
^Learning Skills LLC and Christopher Shrope	Educational Services	Term Loan	Prime plus 2.75%	12/17/2025	9.0	9.0	8.1	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^New York Home Health Care Equipment, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/16/2025	758.9	758.9	767.4	0.27%
^Moments to Remember USA LLC dba Retain Loyalty	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/16/2025	62.6	62.6	61.1	0.02%
^Abitino's JFK LLC dba Abitino's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2022	94.5	94.5	88.3	0.03%
^Swalm Sreet LLC and New York Home Health Care Equipment LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/16/2040	363.0	363.0	385.1	0.14%
^JAG Unit 1, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2025	208.6	208.6	187.8	0.07%
^SDA Holdings LLC and Les Cheveux Salon Inc	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/15/2040	417.7	417.7	431.1	0.15%
^Evans & Paul LLC and E&P Holdings I LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2025	105.1	105.1	97.3	0.03%
^Basista Family Limited Partnership and UPE, Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/14/2040	329.4	329.4	343.3	0.12%
^DC Enterprises Ltd. dba Lakeview True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/14/2025	18.8	18.8	18.6	0.01%
^Tri-State Remodeling & Investments, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/11/2025	13.3	13.3	13.3	—%
^AGR Foodmart Inc dba Nashua Road Mobil	Gasoline Stations	Term Loan	Prime plus 2.75%	12/11/2025	18.8	18.8	18.6	0.01%
^Alexandra Afentoulides dba Vi's Pizza Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/11/2040	44.5	44.5	47.6	0.02%
^Cares, Inc dba Dumpling Grounds Day Care Center	Social Assistance	Term Loan	Prime plus 2.75%	12/10/2025	6.3	6.3	6.4	—%
^Custom Exteriors, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/9/2025	83.4	83.4	77.4	0.03%
^Sushiya, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/8/2025	90.7	90.7	84.4	0.03%
^My Jewels, LLC dba The UPS Store #6712	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/7/2025	29.5	29.5	26.6	0.01%
^LC Blvd Holdings LLC and Mt Pleasant Wash & Wax LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/4/2040	484.2	484.2	510.0	0.18%
^American Campgrounds LLC dba Whit's End Campground	Accommodation	Term Loan	Prime plus 2.75%	12/4/2040	281.8	281.8	297.3	0.11%
^Tariq, LLC dba 76 Food Mart	Gasoline Stations	Term Loan	Prime plus 2.75%	12/2/2040	360.7	360.7	380.3	0.14%
^401 JJS, Corp and G. Randazzo's Trattoria Corporation	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/1/2040	51.0	51.0	53.2	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Delta Aggregate, LLC	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	11/30/2025	89.7	89.7	91.4	0.03%
^Hurshell Leon Dutton dba High Jump Party Rentals	Rental and Leasing Services	Term Loan	Prime plus 2.75%	11/30/2025	14.5	14.5	14.7	0.01%
^Japp Business Inc dba Pick and Eat and Japp Drink Corp.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/30/2025	103.6	103.6	97.3	0.03%
^Smokeyard Inc dba Smokeyard BBQ and Chop Shop	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/30/2025	103.4	103.4	94.9	0.03%
^DWeb Studio, Inc.	Educational Services	Term Loan	Prime plus 2.75%	11/25/2025	9.3	9.3	8.4	—%
^State Painting and Decorating Co Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/25/2025	59.8	59.8	53.9	0.02%
^Play and Learn Child Care and School Inc	Social Assistance	Term Loan	Prime plus 2.75%	11/23/2025	9.2	9.2	9.4	—%
^Sambella Holdings, LLC and Strike Zone Entertainment Center LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/23/2040	738.3	738.3	786.2	0.28%
^Ronny Ramirez RX Corp dba Naturxheal Family Pharmacy	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	11/20/2025	74.6	74.6	68.3	0.02%
^Haven Hospitality Group Inc. dba Haven Gastropub	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/20/2025	109.6	109.6	100.3	0.04%
^CNYP 717 Irondequoit LLC and CNYP 2002 Ontario LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/20/2040	236.0	236.0	236.3	0.08%
^S.B.B. Enterprises Inc dba Williamston Hardware	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/19/2040	104.2	104.2	104.6	0.04%
^Key Pix Productions Inc. dba Air Bud Entertainment	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	11/18/2040	605.3	605.3	648.3	0.23%
^E.S.F.P. LLC dba Volusia Van and Storage	Truck Transportation	Term Loan	Prime plus 2.75%	11/11/2025	73.7	73.7	67.7	0.02%
^Green Life Lawnscapes LLC dba Green Life Lawn Care	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/6/2025	110.3	110.3	110.9	0.04%
^JumboMarkets Inc dba Rines Jumbomarkets	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/4/2025	253.3	253.3	255.0	0.09%
^Bisson Transportation Inc dba I & R Associates and Document Secutiry	Truck Transportation	Term Loan	Prime plus 2.75%	10/30/2025	18.5	18.5	18.1	0.01%
^Top Cat Ready Mix, LLC, Ples Investments LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/28/2025	582.9	582.9	541.8	0.19%
^Financial Network Recovery Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/26/2025	32.8	32.8	29.6	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Windsor Direct Distribution LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	10/26/2025	11.7	11.7	10.5	—%
^Tannehill Enterprises Inc dba Hobbytown USA Folsom	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	10/14/2025	71.7	71.7	64.5	0.02%
^ADMO Inc dba Mid States Equipment	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	10/8/2025	18.5	18.5	17.0	0.01%
^Recycling Consultants, Inc. and Prairie State Salvage and Recycling Inc	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/30/2027	656.1	656.1	663.4	0.24%
^SCJEN Management Inc dba Bowl of Heaven	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2025	58.5	58.5	57.5	0.02%
^Naeem Khan LTD	Apparel Manufacturing	Term Loan	Prime plus 2.75%	9/30/2025	101.6	101.6	99.9	0.04%
^Accent Homes Services LLC dba Benjamin Franklin Plumbing of Kansas City	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/30/2028	57.9	57.9	60.1	0.02%
^R.H. Hummer Jr., Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	9/30/2025	320.8	320.8	328.0	0.12%
^Barub Realty LLC and Barub LLC dba Woodlawn Cabinets	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	9/30/2040	136.9	136.9	149.8	0.05%
^Binky's Vapes LLC	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/30/2025	18.3	18.3	18.0	0.01%
^Greensward of Marco Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/28/2040	83.7	83.7	90.5	0.03%
^RIM Investments LLC and RIM Architects LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/28/2040	381.8	381.8	412.2	0.15%
^The Grasso Companies LLC and Grasso Pavement Maintenance LLC	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/28/2025	419.3	419.3	433.3	0.16%
^Sandlot Ventures LLC and Sandbox Ventures LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/25/2040	424.5	424.5	456.2	0.16%
^Yachting Solutions LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/25/2040	921.0	921.0	989.4	0.35%
^Prestigious LifeCare for Seniors LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/25/2025	8.0	8.0	8.1	—%
^Daniel W. Stark dba Mountain Valley Lodge and RV Park	Accommodation	Term Loan	Prime plus 2.75%	9/25/2040	12.9	12.9	14.1	0.01%
^St Lawrence Hotel Corp and Oheka Catering Inc dba Quality Inn	Accommodation	Term Loan	Prime plus 2.75%	9/24/2040	598.0	598.0	648.3	0.23%
^J.R. Wheeler Corporation dba Structurz Exhibits and Graphics	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/24/2025	17.1	17.1	17.7	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Hagerstown Muffler, Inc. and JMS Muffler, Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/24/2040	313.9	313.9	343.8	0.12%
^Rutledge Enterprises Inc dba BLC Property Management	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/23/2040	59.3	59.3	64.3	0.02%
^Finish Strong Inc dba FASTSIGNS St Peters	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	9/23/2025	40.7	40.7	40.0	0.01%
^J3K LLC dba Ronan True Value Hardware	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/23/2025	124.0	124.0	121.9	0.04%
^Nova Solutions Inc	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	9/22/2040	306.2	306.2	332.1	0.12%
^Pine Belt Wood Products LLC	Forestry and Logging	Term Loan	Prime plus 2.75%	9/22/2040	156.7	156.7	166.0	0.06%
^Sound Manufacturing Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/21/2025	40.6	40.6	40.6	0.01%
^IIoka Inc dba New Cloud Networks	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/21/2025	543.3	543.3	534.0	0.19%
^Vanderhoof LLC dba Soxfords	Apparel Manufacturing	Term Loan	Prime plus 2.75%	9/18/2025	12.9	12.9	12.7	—%
^MiJoy Inc dba Imo's Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/18/2025	6.7	6.7	6.6	—%
^Naeem Khan LTD	Apparel Manufacturing	Term Loan	Prime plus 2.75%	9/17/2025	101.6	101.6	99.9	0.04%
^Import Car Connection Inc dba Car Connection	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/16/2040	389.9	389.9	425.8	0.15%
^FirstVitals Health and Wellness Inc	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/15/2025	121.9	121.9	119.9	0.04%
^Almost Home Daycare LLC	Social Assistance	Term Loan	Prime plus 2.75%	9/11/2025	53.7	53.7	55.4	0.02%
^Veliu LLC dba FASTSIGNS #15901	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	9/10/2025	41.2	41.2	40.9	0.01%
^B and A Friction Materials Inc	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/9/2025	78.8	78.8	77.4	0.03%
^Gardner's Wharf Holdings LLC and Gardner's Wharf Seafood Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	9/8/2040	134.0	134.0	146.7	0.05%
^Empower Autism Academy	Social Assistance	Term Loan	Prime plus 2.75%	9/4/2040	655.4	655.4	717.7	0.26%
^AIG Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/4/2040	348.1	348.1	372.6	0.13%
^Higher Grounds Community Coffeehouse, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/2/2025	6.7	6.7	6.7	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Delray Scrap Recycling LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	8/31/2025	17.9	17.9	17.6	0.01%
^The Camera House Inc	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	8/31/2025	1,008.7	1,008.7	1,018.2	0.36%
^LAN Doctors Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/28/2025	65.5	65.5	65.9	0.02%
^Elite Institute LLC dba Huntington Learning Center	Educational Services	Term Loan	Prime plus 2.75%	8/28/2025	12.2	12.2	12.0	—%
^Zephyr Seven Series LLC dba 18/8 Fine Men's Salon	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/28/2025	67.9	67.9	67.2	0.02%
^J and K Fitness L.L.C. dba Physiques Womens Fitness Center	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2041	90.7	90.7	98.8	0.04%
^B and J Catering Inc dba Culinary Solutions	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/27/2040	532.9	532.9	573.2	0.21%
^3000 CSI Property LLC and Consulting Solutions Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/20/2040	131.3	131.3	143.3	0.05%
^God Be Glorified Inc dba GBG Inc	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	8/20/2025	42.7	42.7	42.0	0.02%
^GDP Gourmet LLC dba Joe and John's Pizza Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/19/2040	138.5	138.5	149.9	0.05%
^Gold Jet Corp.	Couriers and Messengers	Term Loan	Prime plus 2.75%	8/14/2025	58.0	58.0	58.4	0.02%
^SKJ Inc dba Subway	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/13/2025	68.3	68.3	67.4	0.02%
^LP Industries Inc dba Childforms	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	7/29/2025	99.8	99.8	101.5	0.04%
^Pauley Tree and Lawn Care Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/28/2025	52.5	52.5	52.6	0.02%
^Beale Street Blues Company-West Palm Beach LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	7/24/2025	52.9	52.9	52.7	0.02%
^Forever & Always of Naples Inc dba Island Animal Hospital	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/24/2025	78.9	78.9	79.7	0.03%
^Smart Artists Inc.	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	7/23/2025	18.0	18.0	17.7	0.01%
^Free Ion Advisors LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/21/2025	51.3	51.3	50.4	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Murrayville Donuts, Inc dba Dunkin' Donuts	Food and Beverage Stores	Term Loan	Prime plus 2.75%	7/15/2040	332.7	332.7	357.9	0.13%
^Union 2 LLC dba The Standard	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/10/2025	79.2	79.2	80.0	0.03%
^Thrifty Market, Inc. dba Thrifty Foods	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/30/2030	232.0	232.0	236.4	0.08%
^Danny V, LLC dba Hugo's Taproom	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2040	42.8	42.8	45.7	0.02%
^Anglin Cultured Stone Products LLC dba Anglin Construction	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/30/2025	223.0	223.0	222.3	0.08%
^Jonathan E Nichols and Nichols Fire and Security LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/30/2025	59.4	59.4	60.6	0.02%
^BJ's Tavern LLC and BJ's Cabana Bar Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2040	202.3	202.3	219.1	0.08%
^Myclean Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/29/2025	12.6	12.6	12.4	—%
^Summit Beverage Group LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	8/29/2030	258.5	258.5	265.3	0.09%
^Advanced Skincare Medcenter Inc dba Advanced Skincare Surgery	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/29/2025	267.1	267.1	263.8	0.09%
^CEM Autobody LLC dba Dawn's Autobody	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/26/2040	129.1	129.1	139.1	0.05%
^Jihan Inc dba ARCO AM/PM and Diana Inc dba Diana's Recycling	Gasoline Stations	Term Loan	Prime plus 2.75%	6/26/2040	361.7	361.7	390.9	0.14%
^TJU-DGT Inc dba The Lorenz Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/26/2029	18.0	18.0	18.9	0.01%
^SofRep, Inc dba Force 12 Media	Other Information Services	Term Loan	Prime plus 2.75%	6/26/2025	52.4	52.4	51.5	0.02%
^E & G Enterprises LLC dba Comfort Keepers	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/26/2025	17.8	17.8	17.5	0.01%
^Ohs Auto Body, Inc. dba Ohs Body Shop	Repair and Maintenance	Term Loan	7.53%	6/25/2040	1,161.9	1,161.9	1,250.8	0.45%
^Wolf Enviro Interests, LLC and Enviromax Services Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/25/2040	234.6	234.6	249.6	0.09%
^Evinger PA One, Inc. dba Postal Annex	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/24/2025	17.8	17.8	17.8	0.01%
^Richards Plumbing and Heating Co., Inc. dba Richards Mechanical	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/23/2040	525.2	525.2	574.6	0.21%
^RJI Services, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/23/2025	17.6	17.6	17.3	0.01%
^Real Help LLC dba Real Help Decorative Concrete	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/22/2025	42.1	42.1	43.4	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^PM Cassidy Enterprises, Inc. dba Junk King	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/19/2025	11.8	11.8	11.6	—%
^KRN Logistics, LLC and Newsome Trucking, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	6/19/2025	441.7	441.7	444.4	0.16%
^Inverted Healthcare Staffing of Florida LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/18/2025	48.5	48.5	47.6	0.02%
^Flooring Liquidators Inc and Flooring Liquidators of Mt Kisco LLC	Specialty Trade Contractors	Term Loan	6.75%	6/17/2025	361.9	361.9	373.3	0.13%
^AM PM Properties, LLC and AM PM Willington, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/17/2040	82.6	82.6	90.1	0.03%
^Nelson Sargsyan dba HDA Trucking	Support Activities for Transportation	Term Loan	Prime plus 2.75%	6/16/2025	103.2	103.2	101.3	0.04%
^Mirage Plastering Inc and Mpire LLC and Mpire II LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/12/2040	132.1	132.1	139.0	0.05%
^Bizzare Foods Inc dba Trooper Foods	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/12/2025	92.2	92.2	90.5	0.03%
^Anturio Marketing Inc dba Logic Consulting	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/12/2040	276.3	276.3	302.3	0.11%
^Eldredge Tavern LLC dba Gonyea's Tavern	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/8/2040	53.5	53.5	58.6	0.02%
^Nicor LLC dba Fibrenew Sacramento	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/5/2022	9.2	9.2	8.9	—%
^Chitalian Fratelli LLC dba Francesca Brick Oven Pizza and Pasta	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/5/2025	12.4	12.4	12.2	—%
^ViAr Visual Communications, Inc. dba Fastsigns 281701	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/5/2025	49.1	49.1	48.6	0.02%
^Video Vault & Tanning LLC and Mosaic Salon LLC	Rental and Leasing Services	Term Loan	Prime plus 2.75%	6/4/2040	86.2	86.2	94.3	0.03%
^Medworxs LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/3/2025	98.9	98.9	97.4	0.03%
^XCESSIVE THROTTLE, INC dba Jake's Roadhouse	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2025	6.5	6.5	6.4	—%
^Villela CPA PL	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/27/2025	7.1	7.1	7.0	—%
^God is Good LLC dba BurgerFi	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/27/2025	11.1	11.1	11.5	—%
^Douglas Posey and Sally Watkinson dba Audrey's Farmhouse	Accommodation	Term Loan	Prime plus 2.75%	5/20/2040	165.4	165.4	179.9	0.06%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Pen Tex Inc dba The UPS Store	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/20/2025	17.3	17.3	17.0	0.01%
^Capstone Pediatrics PLLC and Capstone Healthcare Consulting LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/15/2025	564.8	564.8	559.1	0.20%
^15 McArdle LLC and No Other Impressions Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/15/2040	244.3	244.3	261.5	0.09%
^Guard Dogs MFS LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/8/2025	51.0	51.0	50.2	0.02%
^George S Cochran DDS Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/7/2025	102.3	102.3	100.5	0.04%
^South Park Properties LLC and Midlothian Hardware LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/6/2040	160.9	160.9	176.1	0.06%
^Matthew Taylor and Landon Farm LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/4/2040	95.7	95.7	101.0	0.04%
^Cares Inc dba Dumpling Grounds Day Care Center	Social Assistance	Term Loan	Prime plus 2.75%	5/1/2040	77.0	77.0	84.2	0.03%
^Orchid Enterprises Inc dba Assisting Hands of Sussex County	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/24/2025	11.7	11.7	11.5	—%
^Ragazza Restaurant Group, Inc. dba Bambolina	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/21/2025	16.1	16.1	16.1	0.01%
^Diamond Solutions LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	4/21/2025	16.4	16.4	16.1	0.01%
^Giacchino Maritime Consultants Inc	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/17/2025	17.5	17.5	17.2	0.01%
^Sound Coaching Inc	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	4/14/2025	34.5	34.5	33.9	0.01%
^Faramarz Nikourazm dba Car Clinic Center	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/3/2040	69.8	69.8	75.4	0.03%
^Advance Case Parts RE Holdings LLC and Advance Case Parts Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/31/2040	707.0	707.0	754.3	0.27%
^HAVANA CENTRAL NJ1, LLC dba Havana Central	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/31/2025	218.9	218.9	225.4	0.08%
^Mid-South Lumber Co. of Northwest Florida, Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/31/2040	405.9	405.9	432.1	0.15%
^Copper Beech Financial Group LLC	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	3/30/2025	96.2	96.2	96.9	0.03%
^Delta Aggregate LLC	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	3/30/2025	77.9	77.9	80.3	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Sunset Marine Resort LLC and GoXpeditions LLC and Lavon Gomes	Accommodation	Term Loan	Prime plus 2.75%	3/27/2040	285.7	285.7	312.3	0.11%
^Shellhorn and Hill Inc dba Total Fleet Service	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/27/2040	981.0	981.0	1,044.4	0.37%
^Foresite Realty Partners LLC and Foresite Real Estate Holdings LLC	Real Estate	Term Loan	Prime plus 2.75%	3/27/2025	953.2	953.2	934.6	0.33%
^Shorr Enterprises Inc dba New Design Furniture Manufacturers	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	3/27/2025	82.0	82.0	83.1	0.03%
^Geo Los Angeles LLC dba Geo Film Group	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/26/2025	0.2	0.2	0.2	—%
^Joyce Outdoor Advertising NJ LLC and Joyce Outdoor Advertising LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/26/2040	51.1	51.1	55.7	0.02%
^Zero-In Media Inc	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	3/25/2025	17.3	17.3	17.0	0.01%
^Carpet Exchange of North Texas Inc and Clyde E. Cumbie Jr	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	3/25/2040	766.8	766.8	837.6	0.30%
^Loriet LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/24/2025	9.2	9.2	9.1	—%
^Shelton Incorporated dba Mrs. Winners	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/20/2040	106.5	106.5	116.4	0.04%
^Jaymie Hazard dba Indigo Hair Studio and Day Spa	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/20/2040	40.7	40.7	43.9	0.02%
^R & R Security and Investigations Inc dba Pardners Lake Buchanan	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/19/2040	80.9	80.9	88.4	0.03%
^MMS Realty, LLC and Molecular MS Diagnostics LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/18/2040	152.2	152.2	163.6	0.06%
^Royal Crest Motors LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/16/2040	86.4	86.4	93.4	0.03%
^BND Sebastian Limited Liability Company and Sebastian Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/16/2040	163.3	163.3	177.4	0.06%
^Douglas Printy Motorsports, Inc. dba Blackburn Trike	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/9/2040	181.5	181.5	195.2	0.07%
^Luigi's on Main LLC and Luigi's Main Street Pizza Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/4/2025	8.7	8.7	8.9	—%
^Baystate Firearms and Training, LLC	Educational Services	Term Loan	Prime plus 2.75%	2/27/2025	48.2	48.2	47.4	0.02%
^Kingseal LLC dba Desoto Health and Rehab Center	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	2/26/2040	1,192.7	1,192.7	1,304.0	0.47%
^Pace Motor Lines, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	2/26/2025	50.3	50.3	51.9	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Nelson Financial Services LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/24/2025	9.5	9.5	9.3	—%
^Kiddie Steps 4 You Inc.	Social Assistance	Term Loan	Prime plus 2.75%	2/19/2040	58.6	58.6	62.9	0.02%
^Triangle Trash LLC dba Bin There Dump That	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	2/18/2025	56.6	56.6	56.9	0.02%
^Silva Realty Holdings, LLC and MF-Silva Enterprises, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/11/2040	162.2	162.2	174.2	0.06%
^740 Barry Street Realty LLC and Wild Edibles Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	2/10/2040	465.4	465.4	508.8	0.18%
^Kostekos Inc dba New York Style Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/6/2040	62.7	62.7	67.7	0.02%
^DuCharme Realty LLC and DuCharme Enterprises LLC dba Specialty	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	2/2/2040	212.7	212.7	227.7	0.08%
^Dean 1021 LLC dba Pure Pita	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/29/2025	62.4	62.4	61.7	0.02%
^Limameno LLC dba Sal's Italian Ristorante	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/23/2025	62.9	62.9	62.3	0.02%
^Palmabak Inc dba Mami Nora's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/22/2025	11.3	11.3	11.7	—%
^Jung Design Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/20/2022	5.1	5.1	5.0	—%
^Grand Blanc Lanes, Inc. and H, H and H, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/31/2039	125.4	125.4	136.6	0.05%
^Bear Creek Entertainment, LLC dba The Woods at Bear Creek	Accommodation	Term Loan	Prime plus 2.75%	12/30/2024	85.4	85.4	88.0	0.03%
^Evans and Paul LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/30/2024	168.9	168.9	173.2	0.06%
^FHJE Ventures LLC and Eisenreich II Inc dba Breakneck Tavern	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/30/2039	232.5	232.5	248.1	0.09%
^First Prevention and Dialysis Center, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/30/2024	219.1	219.1	223.1	0.08%
^Bowlerama Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/24/2039	1,133.8	1,133.8	1,238.7	0.44%
^The Lodin Group LLC and Lodin Health Imaging Inc dba Highlands Breast	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/23/2039	499.2	499.2	531.5	0.19%
^401 JJS Corporation and G. Randazzo Corporation	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/23/2039	450.4	450.4	489.3	0.18%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Thermoplastic Services Inc and Paragon Plastic Sheet, Inc	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	12/23/2039	470.8	470.8	514.3	0.18%
^Atlantis of Daytona LLC and Ocean Club Sportswear Inc	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	12/23/2039	190.6	190.6	208.2	0.07%
^Beale Street Blues Company-West Palm Beach, LLC dba Lafayette Music Hall	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/22/2024	140.2	140.2	139.8	0.05%
^MM and M Management Inc dba Pizza Artista	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/19/2025	35.7	35.7	35.3	0.01%
^B.S. Ventures LLC dba Dink's Market	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/19/2039	50.6	50.6	55.3	0.02%
^The Jewelers Inc. dba The Jewelers of Las Vegas	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	12/19/2024	934.1	934.1	918.0	0.33%
^Will Zac Management LLC dba Papa John's	Food Services and Drinking Places	Term Loan	6.25%	12/19/2024	129.0	120.3	132.8	0.05%
^B & W Towing, LLC and Boychucks Fuel LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/17/2039	154.8	154.8	166.0	0.06%
^All American Games, LLC and Sportslink - The Game, LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/10/2024	299.0	299.0	298.9	0.11%
^Kemmer LLC and Apples Tree Top Liquors LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/4/2039	130.4	130.4	139.3	0.05%
^The Red Pill Management, Inc. dba UFC Gym Matthews	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	11/26/2024	40.8	40.8	40.7	0.01%
^Teamnewman Enterprises LLC dba Newmans at 988 and John H. Newman	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/25/2039	141.5	141.5	152.1	0.05%
^DeRidder Chiropractic LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/25/2024	9.8	9.8	10.1	—%
^Modern Manhattan LLC	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	11/25/2024	162.8	162.8	160.3	0.06%
^Legacy Estate Planning Inc dba American Casket Enterprises	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/21/2024	31.1	31.1	30.4	0.01%
^J&D Resources, LLC dba Aqua Science	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/21/2024	562.4	562.4	554.8	0.20%
^DC Real LLC and DC Enterprises LTD dba Lakeview True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/20/2039	112.7	112.7	122.4	0.04%
^MLM Enterprises LLC and Demand Printing Solutions Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/18/2024	52.2	52.2	53.0	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Joey O's LLC and Jennifer Olszewski	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/7/2024	0.7	0.7	0.7	—%
^Heartland American Properties LLC and Skaggs RV Outlet LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/31/2039	449.3	449.3	487.1	0.17%
^Golden Transaction Corporation dba Bleh Sunoco	Gasoline Stations	Term Loan	Prime plus 2.75%	10/30/2039	147.0	147.0	159.9	0.06%
^Seelan Inc dba Candleridge Market	Gasoline Stations	Term Loan	Prime plus 2.75%	10/27/2039	84.9	84.9	91.3	0.03%
^Navdeep B Martins and Busy Bubbles LLC dba Wishy Washy	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/24/2039	83.6	83.6	89.3	0.03%
^One Hour Jewelry Repair Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/14/2024	15.1	15.1	14.7	0.01%
^DNT Storage and Properties LLC	Real Estate	Term Loan	Prime plus 2.75%	10/10/2039	95.4	95.4	103.9	0.04%
^Sound Manufacturing Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/10/2024	137.2	137.2	136.6	0.05%
^Return to Excellence, Inc. dba The Waynesville Inn Golf & Spa	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/10/2039	1,188.9	1,188.9	1,298.9	0.47%
^Smith Spinal Care Center P.C. and James C. Smith	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/8/2039	56.3	56.3	60.9	0.02%
^Doctors Express Management of Central Texas LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/8/2024	68.1	68.1	69.7	0.02%
^Michael Rey Jr. and Lynn J. Williams and GIG Petcare	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/3/2039	116.1	116.1	126.2	0.05%
^Sumad LLC dba BrightStar Care of Encinitas	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/2/2024	38.9	38.9	40.1	0.01%
^Roccos LLC and Sullo Pantalone Inc dba Rocco's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2039	239.4	239.4	262.8	0.09%
^Keller Holdings LLC and David H Keller III and Carie C Keller	Scenic and Sightseeing Transportation	Term Loan	Prime plus 2.75%	9/30/2039	93.6	93.6	103.4	0.04%
^Orange County Insurance Brokerage Inc dba Beaty Insurance Agency	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	9/29/2039	305.3	305.3	337.3	0.12%
^The Woods at Bear Creek LLC and Bear Creek Entertainment LLC	Accommodation	Term Loan	Prime plus 2.75%	9/29/2039	489.6	489.6	540.8	0.19%
^Gordon E Rogers dba Stonehouse Motor Inn	Accommodation	Term Loan	Prime plus 2.75%	9/26/2039	53.8	53.8	59.5	0.02%
^Auto Shine Carwash Inc and AKM R. Hossain and Jessica F. Masud	Gasoline Stations	Term Loan	Prime plus 2.75%	9/26/2024	16.3	16.3	16.7	0.01%
^North Columbia LLC and Loop Liquor and Convenience Store LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/24/2039	149.2	149.2	164.4	0.06%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^6 Price Avenue, LLC and Pauley Tree & Lawn Care, Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/24/2039	432.6	432.6	472.9	0.17%
^Andrene's LLC dba Andrene's Caribbean Soul Food Carry Out	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/23/2024	22.7	22.7	23.1	0.01%
^Ryan Crick and Pamela J. Crick and Crick Enterprises Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2039	136.2	136.2	150.5	0.05%
^Modern Leather Goods Repair Shop Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2024	42.1	42.1	42.9	0.02%
^Animal Intrusion Prevention Systems Holding Company, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/15/2024	201.1	201.1	206.2	0.07%
^Tavern Properties LLC and Wildwood Tavern LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/15/2039	400.5	400.5	441.2	0.16%
^Indy East Smiles Youth Dentistry LLC dba Prime Smile East	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/11/2024	457.0	457.0	465.5	0.17%
^B&P Diners LLC dba Engine House Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/10/2024	58.0	58.0	59.0	0.02%
^Feel The World Inc dba Xero Shoes and Invisible Shoes	Leather and Allied Product Manufacturing	Term Loan	Prime plus 2.75%	9/5/2024	37.6	37.6	38.4	0.01%
^Delta Aggregate LLC	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	8/28/2039	859.0	859.0	948.8	0.34%
^Lamjam LLC and Goldsmith Lambros Inc	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	8/27/2024	98.6	98.6	102.1	0.04%
^Orange County Cleaning Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/27/2024	19.0	19.0	19.3	0.01%
^Qycell Corporation	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	8/26/2024	86.7	86.7	89.1	0.03%
^Atlas Auto Body Inc dba Atlas Auto Sales	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/22/2039	48.2	48.2	52.9	0.02%
^Katie Senior Care LLC dba Home Instead Senior Care	Social Assistance	Term Loan	Prime plus 2.75%	8/15/2024	89.2	89.2	90.8	0.03%
^Alpha Preparatory Academy LLC	Social Assistance	Term Loan	Prime plus 2.75%	8/15/2039	136.3	136.3	150.5	0.05%
^Hamer Road Auto Salvage, LLC and Scott T. Cook and Nikki J. Cook	Motor Vehicle and Parts Dealers	Term Loan	6%	8/8/2039	176.7	176.7	195.1	0.07%
^Almost Home Property LLC and Almost Home Daycare LLC	Social Assistance	Term Loan	Prime plus 2.75%	8/7/2039	677.8	677.8	747.8	0.27%
^AGV Enterprises LLC dba Jet's Pizza #42	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2024	38.9	38.9	39.7	0.01%
^iFood, Inc. dba Steak N Shake	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2024	279.7	279.7	287.3	0.10%
^575 Columbus Avenue Holding Company, LLC and LA-ZE LLC dba EST EST EST	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/30/2039	20.1	20.1	22.2	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Honeyspot Investors LLP and Pace Motor Lines Inc	Truck Transportation	Term Loan	Prime plus 2.75%	7/24/2039	139.9	139.9	154.5	0.06%
^Miss Cranston Diner II, LLC and Miss Cranston II Realty LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/17/2039	95.3	95.3	104.9	0.04%
^AMG Holding, LLC and Stetson Automotive, Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/30/2039	194.4	194.4	214.5	0.08%
^Lisle Lincoln II Limited Partnership dba Lisle Lanes LP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/30/2024	70.1	70.1	72.5	0.03%
^iFood, Inc. dba Steak N Shake	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2039	587.9	587.9	642.6	0.23%
^Honeyspot Investors LLP and Pace Motor Lines Inc	Truck Transportation	Term Loan	Prime plus 2.75%	6/30/2039	816.2	816.2	900.7	0.32%
^FHJE Ventures LLC and Eisenreich II Inc. dba Breakneck Tavern	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/27/2039	299.6	299.6	329.6	0.12%
^JPM Investments LLC and Carolina Family Foot Care P.A.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/26/2039	132.6	132.6	146.0	0.05%
^Nikobella Properties LLC and JPO Inc dba Village Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/25/2039	445.4	445.4	490.1	0.18%
^Big Sky Plaza LLC and Strickland, Incorporated dba Livingston True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/20/2039	217.3	217.3	239.0	0.09%
^510 ROK Realty LLC dba ROK Health and Fitness and Robert N. D'urso	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/19/2024	251.4	251.4	260.1	0.09%
^Nirvi Enterprises LLC dba Howard Johnson / Knights Inn	Accommodation	Term Loan	Prime plus 2.75%	6/17/2039	856.7	856.7	945.4	0.34%
^Global Educational Delivery Services LLC	Educational Services	Term Loan	Prime plus 2.75%	6/16/2024	42.6	42.6	44.1	0.02%
^NVR Corporation dba Discount Food Mart	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/11/2039	61.3	61.3	67.6	0.02%
^Sico & Walsh Insurance Agency Inc and The AMS Trust	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	6/6/2039	87.5	87.5	96.6	0.03%
^Sujata Inc dba Stop N Save Food Mart and Dhruvesh Patel	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/3/2024	15.8	15.8	16.1	0.01%
^Long Island Barber Institute Inc	Educational Services	Term Loan	Prime plus 2.75%	6/2/2039	51.7	51.7	56.8	0.02%
^CJR LLC and PowerWash Plus, Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/30/2024	36.8	36.8	38.0	0.01%
^Pocono Coated Products, LLC	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/30/2024	15.6	15.6	16.1	0.01%
^Wilton Dental Care P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/29/2024	90.7	90.7	92.4	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^EGM Food Services Inc dba Gold Star Chili	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2024	13.4	13.4	13.7	—%
^Jonesboro Health Food Center LLC	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	5/27/2024	41.7	41.7	42.4	0.02%
^Hae M. and Jin S. Park dba Buford Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/15/2039	154.0	154.0	168.9	0.06%
^The River Beas LLC and Punam Singh	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/8/2039	84.2	84.2	92.6	0.03%
^AS Boyals LLC dba Towne Liquors	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/29/2039	100.9	100.9	111.4	0.04%
^Gerami Realty, LC Sherrill Universal City Corral, LP	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/23/2027	61.7	61.7	64.8	0.02%
^Complete Body & Paint, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/23/2039	19.3	19.3	21.3	0.01%
^Island Wide Realty LLC and Long Island Partners, Inc. dba Realty Execu	Real Estate	Term Loan	Prime plus 2.75%	4/22/2039	96.3	96.3	106.3	0.04%
^Wilshire Media Systems Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/17/2024	127.9	127.9	130.5	0.05%
^1899 Tavern & Tap LLC and Ale House Tavern & Tap LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/9/2039	126.6	126.6	139.4	0.05%
^Dantanna's Tavern LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2024	114.2	114.2	116.9	0.04%
^Little People's Village II LLC and Iliopoulos Realty LLC	Social Assistance	Term Loan	Prime plus 2.75%	3/31/2039	85.8	85.8	93.9	0.03%
^Hodges Properties LLC and Echelon Enterprises Inc dba Treads Bicycle	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	3/31/2039	415.5	415.5	457.3	0.16%
^Little People's Village II LLC and Iliopoulos Realty LLC	Social Assistance	Term Loan	Prime plus 2.75%	3/31/2039	94.6	94.6	103.6	0.04%
^Eagle Aggregate Transportation, LLC and Eagle Pneumatic Transport LLC	Truck Transportation	Term Loan	Prime plus 2.75%	3/31/2024	479.6	479.6	493.9	0.18%
^Kemmer, LLC and Pitts Package Store, Inc.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/31/2039	108.9	108.9	118.8	0.04%
^Lake Area Autosound LLC and Ryan H. Whittington	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	7/28/2039	117.4	117.4	129.1	0.05%
^Wilban LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/28/2039	402.7	402.7	442.7	0.16%
^Knowledge First Inc dba Magic Years of Learning and Kimberly Knox	Social Assistance	Term Loan	Prime plus 2.75%	3/21/2039	135.1	135.1	148.1	0.05%
^636 South Center Holdings, LLC and New Mansfield Brass and Aluminum Co	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	3/20/2039	72.6	72.6	80.0	0.03%
^Cormac Enterprises and Wyoming Valley Beverage Incorporated	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/20/2039	102.7	102.7	113.2	0.04%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Kinisi, Inc. dba The River North UPS Store	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/18/2024	18.7	18.7	19.3	0.01%
^SE Properties 39 Old Route 146, LLC SmartEarly Clifton Park LLC	Social Assistance	Term Loan	Prime plus 2.75%	3/14/2039	378.7	378.7	417.6	0.15%
^Tortilla King Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	3/14/2039	201.6	201.6	220.6	0.08%
^Tortilla King, Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	3/14/2029	862.9	862.9	907.7	0.33%
^Bowl Mor, LLC dba Bowl Mor Lanes / Spare Lounge, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/13/2039	206.8	206.8	228.1	0.08%
^Avayaan2 LLC dba Island Cove	Gasoline Stations	Term Loan	Prime plus 2.75%	3/7/2039	145.8	145.8	160.3	0.06%
^R & R Boyal LLC dba Cap N Cat Clam Bar and Little Ease Tavern	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/28/2039	385.8	385.8	423.5	0.15%
^Summit Beverage Group LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	2/28/2024	235.5	235.5	242.1	0.09%
^Faith Memorial Chapel LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2039	198.2	198.2	217.3	0.08%
^952 Boston Post Road Realty, LLC and HNA LLC dba Styles International	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2039	195.0	195.0	213.8	0.08%
^Choe Trade Group Inc dba Rapid Printers of Monterey	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	2/28/2024	107.0	107.0	110.5	0.04%
^96 Mill Street LLC, Central Pizza LLC and Jason Bikakis George Bikaki	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/12/2039	131.9	131.9	145.5	0.05%
^JWB Industries, Inc. dba Carteret Die Casting	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	2/11/2024	188.0	188.0	191.8	0.07%
^Awesome Pets II Inc dba Mellisa's Pet Depot	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	2/7/2024	56.5	56.5	57.7	0.02%
^986 Dixwell Avenue Holding Company, LLC and Mughali Foods, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/7/2039	92.0	92.0	101.1	0.04%
^Sarah Sibadan dba Sibadan Agency	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	1/27/2039	119.3	119.3	131.4	0.05%
^JDR Industries Inc dba CST-The Composites Store, JetCat USA	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	1/21/2024	96.2	96.2	98.5	0.04%
^Icore Enterprises Inc dba Air Flow Filters Inc	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	1/15/2024	14.4	14.4	14.9	0.01%
^Carl R. Bieber, Inc. dba Bieber Tourways/Bieber Transportation	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2027	575.7	575.7	605.3	0.22%
^Nutmeg North Associates LLC Steeltech Building Products Inc	Construction of Buildings	Term Loan	Prime plus 2.75%	12/31/2038	844.3	844.3	924.7	0.33%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Shane M. Howell and Buck Hardware and Garden Center, LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/27/2038	299.3	299.3	327.6	0.12%
^KK International Trading Corporation	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/23/2028	153.4	153.4	161.8	0.06%
^Mosley Auto Group LLC dba America's Automotive	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/20/2038	203.8	203.8	224.3	0.08%
^Kurtis Sniezek dba Wolfe's Foreign Auto	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/20/2038	81.8	81.8	90.1	0.03%
^PLES Investements, LLC and John Redder, Pappy Sand & Gravel, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/19/2038	510.8	510.8	560.0	0.20%
^TAK Properties LLC and Kinderland Inc	Social Assistance	Term Loan	Prime plus 2.75%	12/18/2038	373.1	373.1	409.3	0.15%
^TOL LLC dba Wild Birds Unlimited	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	12/13/2023	12.2	12.2	12.5	—%
^920 CHR Realty LLC and V. Garofalo Carting Inc	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	12/10/2038	384.7	384.7	423.8	0.15%
^DKB Transport Corp	Truck Transportation	Term Loan	Prime plus 2.75%	12/5/2038	127.7	127.7	140.6	0.05%
^Firm Foundations Inc David S Gaitan Jr and Christopher K Daigle	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/3/2038	95.9	95.9	104.7	0.04%
^Spectrum Development LLC and Solvit Inc & Solvit North, Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/2/2023	259.5	259.5	265.8	0.10%
^BVIP Limousine Service LTD	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	11/27/2038	70.2	70.2	77.2	0.03%
^Eco-Green Reprocessing LLC and Denali Medical Concepts, LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	11/27/2023	43.5	43.5	44.3	0.02%
^Wallace Holdings LLC GFA International Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.5%	11/25/2023	80.6	80.6	81.5	0.03%
^AcuCall LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/21/2023	10.0	10.0	10.2	—%
^Kids in Motion of Springfield LLC dba The Little Gym of Springfield IL	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/18/2023	29.7	29.7	30.2	0.01%
^Yousef Khatib dba Y&M Enterprises	Wholesale Electronic Markets and Agents and Brokers	Term Loan	Prime plus 2.75%	11/15/2023	48.6	48.6	49.5	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Howell Gun Works LLC	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	11/14/2023	3.0	3.0	3.1	—%
^Polpo Realty, LLC and Polpo Restaurant, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/6/2038	57.2	57.2	63.0	0.02%
^Twinsburg Hospitality Group LLC dba Comfort Suites	Accommodation	Term Loan	Prime plus 2.75%	10/31/2038	867.8	867.8	951.3	0.34%
^Mid-Land Sheet Metal Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/31/2038	126.2	126.2	138.7	0.05%
^Master CNC Inc & Master Properties LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2038	546.7	546.7	597.5	0.21%
^Janice B. McShan and The Metropolitan Day School, LLC	Social Assistance	Term Loan	Prime plus 2.75%	10/31/2023	28.1	28.1	29.0	0.01%
^1 North Restaurant Corp dba 1 North Steakhouse	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/31/2038	195.1	195.1	214.6	0.08%
^New Image Building Services Inc. dba New Image Repair Services	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/29/2023	212.0	212.0	216.3	0.08%
^Greenbrier Technical Services, Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/24/2023	132.1	132.1	136.2	0.05%
^Clairvoyant Realty Corp. and Napoli Marble & Granite Design, Ltd	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/24/2038	225.6	225.6	247.0	0.09%
^Kelly Auto Care LLC dba Shoreline Quick Lube and Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/18/2023	56.0	56.0	57.1	0.02%
^First Steps Real Estate Company, LLC and First Steps Preschool	Social Assistance	Term Loan	Prime plus 2.75%	9/30/2038	89.2	89.2	98.6	0.04%
^Lenoir Business Partners LLC and LP Industries, Inc dba Childforms	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	269.7	269.7	298.5	0.11%
^LP Industries, Inc dba Childforms	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	110.1	110.1	121.9	0.04%
^Discount Wheel and Tire of Broken Bow Inc	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/30/2038	204.5	204.5	226.1	0.08%
^Cencon Properties LLC and Central Connecticut Warehousing Company, Inc	Warehousing and Storage	Term Loan	Prime plus 2.75%	9/30/2038	315.3	315.3	349.2	0.13%
^Mitchellville Family Dentistry, Dr. Octavia Simkins-Wiseman DDS PC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/27/2038	306.2	306.2	338.7	0.12%
^Gabrielle Realty, LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	9/27/2038	692.2	692.2	765.4	0.27%
^Anthony C Dinoto and Susan S P Dinoto and Anthony C Dinoto Funeral Home	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/26/2038	91.4	91.4	101.2	0.04%
^Eastside Soccer Dome, Inc .	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2038	423.7	423.7	469.2	0.17%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Southeast Chicago Soccer, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2038	46.8	46.8	51.8	0.02%
^Kiddie Steps 4 You Inc.	Social Assistance	Term Loan	Prime plus 2.75%	9/25/2038	83.0	83.0	91.8	0.03%
^Diamond Memorials Incorporated	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/25/2023	7.6	7.6	7.9	—%
^Faith Memorial Chapel LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/20/2038	245.6	245.6	271.7	0.10%
^Serious-Fun in Alpharetta, LLC dba The Little Gym of Alpharetta	Educational Services	Term Loan	Prime plus 2.75%	9/20/2023	29.4	29.4	30.3	0.01%
^Westville Seafood LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/19/2038	102.6	102.6	113.5	0.04%
^Maynard Enterprises Inc dba Fastsigns of Texarkana	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/18/2023	10.3	10.3	10.6	—%
^Grafio Inc dba Omega Learning Center-Acworth	Educational Services	Term Loan	Prime plus 2.75%	9/13/2023	104.9	104.9	108.0	0.04%
^Sound Manufacturing Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/12/2028	43.5	43.5	46.0	0.02%
^The Berlerro Group, LLC dba Sky Zone	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/12/2023	274.9	274.9	282.9	0.10%
^Prospect Kids Academy Inc	Educational Services	Term Loan	Prime plus 2.75%	9/11/2038	113.5	113.5	125.6	0.04%
^Alma J. and William R. Walton and Almas Child Day Care Center	Social Assistance	Term Loan	Prime plus 2.75%	9/11/2038	36.1	36.1	40.0	0.01%
^B for Brunette dba Blo	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/10/2023	34.2	34.2	35.1	0.01%
^Schmaltz Holdings, LLC and Schmaltz Operations, LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/4/2038	203.6	203.6	225.1	0.08%
^Excel RP Inc	Machinery Manufacturing	Term Loan	Prime plus 2.75%	8/30/2023	81.3	81.3	84.0	0.03%
^IlOKA Inc dba Microtech Tel and NewCloud Networks	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/30/2023	429.2	429.2	442.2	0.16%
^ACI Northwest Inc.	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	8/30/2023	340.7	340.7	352.1	0.13%
^Gulfport Academy Child Care and Learning Center, Inc. and Jennifer Sis	Social Assistance	Term Loan	Prime plus 2.75%	8/30/2023	27.0	27.0	27.9	0.01%
^Ramard Inc and Advanced Health Sciences Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/28/2023	117.1	117.1	120.3	0.04%
^RM Hawkins LLC dba Pure Water Tech West and Robert M Hawkins	Nonstore Retailers	Term Loan	Prime plus 2.75%	8/26/2023	50.5	50.5	52.2	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^JSIL LLC dba Blackstones Hairdressing	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/16/2023	12.0	12.0	12.4	—%
^Island Nautical Enterprises, Inc. and Ingwall Holdings, LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	8/14/2038	316.2	316.2	349.4	0.13%
^Caribbean Concepts, Inc. dba Quick Bleach	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/12/2023	14.1	14.1	14.5	0.01%
^Majestic Contracting Services, Inc. dba Majestic Electric and Majestic	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/26/2038	173.2	173.2	191.5	0.07%
^Daniel W and Erin H Gordon and Silver Lining Stables CT, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/24/2023	7.3	7.3	7.6	—%
^Angkor Restaurant Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/19/2038	84.8	84.8	93.8	0.03%
^Harbor Ventilation Inc and Estes Investment, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2038	2.2	2.2	2.4	—%
^Tri County Heating and Cooling Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2023	54.2	54.2	56.0	0.02%
^Morning Star Trucking LLC and Morning Star Equipment and Leasing LLC	Truck Transportation	Term Loan	Prime plus 2.75%	7/17/2023	33.1	33.1	34.0	0.01%
^Maxiflex LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/28/2023	27.6	27.6	28.4	0.01%
^GIA Realty LLC and VRAJ GIA LLC dba Lakeview Laundromat	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/28/2038	88.6	88.6	98.0	0.04%
^JRA Holdings LLC Jasper County Cleaners Inc dba Superior Cleaner	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/28/2038	108.4	108.4	119.9	0.04%
^2161 Highway 6 Trail, LLC and R. H. Hummer JR., Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	6/19/2026	647.2	647.2	678.9	0.24%
^Blakeslee Arpaia Chapman, Inc. dba Blakeslee Industrial Services	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	6/18/2028	682.7	682.7	723.4	0.26%
^KDP LLC and KDP Investment Advisors, Inc and KDP Asset Management, Inc	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/14/2023	209.1	209.1	214.7	0.08%
^Elite Structures Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/12/2038	826.0	826.0	913.9	0.33%
^Willowbrook Properties LLC and Grove Gardens Landscaping Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/5/2038	169.2	169.2	187.0	0.07%
^Absolute Desire LLC and Mark H. Szierer Sophisticated Smile	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/5/2038	171.1	171.1	188.9	0.07%
^RXSB, Inc dba Medicine Shoppe	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	5/30/2023	111.6	111.6	114.6	0.04%
^Gregory P Jellenek OD and Associates PC dba Gregory P Jellenek OD	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/28/2023	38.6	38.6	39.8	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Ryan D. Thornton and Thornton & Associates LLC	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	5/24/2023	29.3	29.3	30.0	0.01%
^PowerWash Plus, Inc. and CJR, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/30/2038	498.1	498.1	550.2	0.20%
^Peanut Butter & Co., Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	4/30/2023	58.9	58.9	60.4	0.02%
^Brothers International Desserts	Food Manufacturing	Term Loan	Prime plus 2.75%	4/26/2023	136.1	136.1	140.3	0.05%
^Kidrose, LLC dba Kidville Riverdale	Educational Services	Term Loan	Prime plus 2.75%	4/22/2023	47.2	47.2	48.5	0.02%
^1258 Hartford TPKE, LLC and Phelps and Sons, Inc	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/29/2038	112.5	112.5	124.1	0.04%
^Capital Scrap Metal, LLC and Powerline Investment, LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/29/2038	430.1	430.1	475.5	0.17%
^MRM Supermarkets Inc dba Constantins Breads; Dallas Gourmet Breads	Food Manufacturing	Term Loan	Prime plus 2.75%	3/29/2038	303.7	303.7	334.9	0.12%
^A & M Commerce, Inc. dba Cranberry Sunoco	Gasoline Stations	Term Loan	Prime plus 2.75%	3/27/2038	297.9	297.9	329.0	0.12%
^Xela Pack, Inc. and Aliseo and Catherine Gentile	Paper Manufacturing	Term Loan	Prime plus 2.75%	3/27/2028	208.4	208.4	220.6	0.08%
^American Diagnostic Imaging, Inc. dba St. Joseph Imaging Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/25/2038	485.1	485.1	535.3	0.19%
^Michael A.and HeatherR. Welsch dba Art & Frame Etc.	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/22/2038	60.9	60.9	67.3	0.02%
^M & H Pine Straw Inc and Harris L. Maloy	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/21/2023	197.4	197.4	203.2	0.07%
^Truth Technologies Inc dba Truth Technologies Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/21/2023	46.4	46.4	47.6	0.02%
^J. Kinderman & Sons Inc., dba BriteStar Inc.	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	3/20/2023	110.8	110.8	114.2	0.04%
^Stellar Environmental LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/18/2023	32.9	32.9	33.9	0.01%
^Sound Manufacturing, Inc. and Monster Power Equipment Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/15/2023	300.1	300.1	308.7	0.11%
^Golden Gate Lodging LLC	Accommodation	Term Loan	Prime plus 2.75%	3/12/2038	103.8	103.8	114.6	0.04%
^Bakhtar Group LLC dba Malmaison	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2023	60.2	60.2	61.7	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^River Club Golf Course Inc dba The River Club	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2038	432.8	432.8	477.8	0.17%
^Osceola River Mill, LLC and Ironman Machine, Inc.	Machinery Manufacturing	Term Loan	Prime plus 2.75%	2/20/2038	77.7	77.7	85.8	0.03%
^Java Warung, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/19/2038	46.0	46.0	50.8	0.02%
^Retain Loyalty LLC	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	2/15/2038	95.7	95.7	105.7	0.04%
^Outcome Driven Innovation, Inc. dba ODI	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	2/12/2023	48.2	48.2	49.4	0.02%
^Knits R Us, Inc. dba NYC Sports / Mingle	Textile Mills	Term Loan	Prime plus 2.75%	2/11/2038	112.7	112.7	124.6	0.04%
^North Country Transport, LLC	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	2/6/2023	8.7	8.7	8.9	—%
^MJD Investments, LLC dba The Community Day School	Social Assistance	Term Loan	Prime plus 2.75%	1/31/2038	232.1	232.1	256.2	0.09%
^Sherill Universal City dba Golden Corral LP	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/28/2038	397.4	397.4	438.7	0.16%
^Macho LLC and Madelaine Chocolate Novelties Inc	Food Manufacturing	Term Loan	Prime plus 2.75%	12/31/2037	450.7	450.7	497.7	0.18%
^Elegant Fireplace Mantels, Inc. dba Elegant Fireplace Mantels	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/31/2022	54.6	54.6	55.9	0.02%
^Babie Bunnie Enterprises Inc dba Triangle Mothercare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/28/2027	31.6	31.6	33.3	0.01%
^John Duffy Fuel Co., Inc.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/28/2022	287.6	287.6	295.9	0.11%
^Polpo Realty LLC and Polpo Restaurant LLC dba Polpo Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/27/2037	465.6	465.6	514.2	0.18%
^Martin L Hopp, MD PHD A Medical Corp dba Tower ENT	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2022	36.9	36.9	37.8	0.01%
^Ezzo Properties, LLC and Great Lakes Cleaning, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/20/2027	293.4	293.4	308.9	0.11%
^Pioneer Window Holdings, Inc and Subsidiaries dba Pioneer Windows	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/20/2022	125.2	125.2	128.6	0.05%
^Cheryle A Baptiste and Cheryle Baptiste DDS PLLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/30/2037	258.0	258.0	284.8	0.10%
^Daniel Gordon and Erin Gordon and Silver Lining Stables CT, LLC	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	11/28/2037	204.2	204.2	225.5	0.08%
^D&L Rescources, Inc. dba The UPS Store	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	11/27/2022	5.4	5.4	5.5	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Richmond Hill Mini Market, LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/27/2037	165.8	165.8	183.0	0.07%
^DRV Enterprise, Inc. dba Cici's Pizza # 339	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/26/2022	33.3	33.3	34.3	0.01%
^U & A Food and Fuel, Inc. dba Express Gas & Food Mart	Gasoline Stations	Term Loan	Prime plus 2.75%	11/21/2037	86.1	86.1	95.1	0.03%
^Pioneer Windows Manufacturing Corp, Pioneer Windows	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	11/21/2022	150.7	150.7	154.7	0.06%
^R & J Petroleum LLC and Manar USA, Inc	Gasoline Stations	Term Loan	Prime plus 2.75%	11/20/2037	161.0	161.0	177.8	0.06%
^St Judes Physical Therapy P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/19/2022	11.8	11.8	12.2	—%
^Hi-Def Imaging, Inc. dba SpeedPro Imaging	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/9/2022	12.2	12.2	12.5	—%
^Reidville Hydraulics Mfg Inc dba Summit	Machinery Manufacturing	Term Loan	Prime plus 2.75%	11/2/2037	239.2	239.2	263.4	0.09%
^Big Apple Entertainment Partners, LLC d/b/a Ripley's Believe It or Not	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/26/2022	100.0	100.0	102.3	0.04%
^LA Diner Inc dba Loukas L A Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/28/2037	617.8	617.8	683.8	0.24%
^University Park Retreat, LLC dba Massage Heights	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/27/2022	40.5	40.5	41.7	0.01%
^Forno Italiano Di Nonna Randazzo, LLC dba Nonna Randazzo's Bakery	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/26/2037	164.9	164.9	182.4	0.07%
^O'Rourkes Diner LLC dba O'Rourke's Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/19/2037	58.3	58.3	64.5	0.02%
^AJK Enterprise LLC dba AJK Enterprise LLC	Truck Transportation	Term Loan	Prime plus 2.75%	8/27/2022	8.6	8.6	8.9	—%
^New Image Building Services, Inc. dba New Image Repair Services	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/23/2037	253.9	253.9	280.6	0.10%
^Suncoast Aluminum Furniture, Inc	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	8/17/2037	320.1	320.1	354.2	0.13%
^Hofgard & Co., Inc. dba HofgardBenefits	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/27/2022	55.4	55.4	57.0	0.02%
^Georgia Safe Sidewalks LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/27/2022	7.6	7.6	7.8	—%
^Central Tire, Inc. dba Cooper Tire & Auto Services	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/29/2037	254.9	254.9	281.7	0.10%
^WPI, LLC	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	6/29/2024	79.9	79.9	82.9	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Havana Central (NY) 5, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/29/2022	736.2	736.2	756.1	0.27%
^Jenkins-Pavia Corporation dba Victory Lane Quick Oil Change	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/27/2037	61.6	61.6	68.1	0.02%
^KIND-ER-ZZ Inc dba Kidville	Educational Services	Term Loan	Prime plus 2.75%	6/15/2022	25.2	25.2	25.8	0.01%
^Graphish Studio, Inc. and Scott Fishoff	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/14/2022	10.2	10.2	10.5	—%
^ALF, LLC Mulit-Service Eagle Tires	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	5/31/2037	55.5	55.5	61.3	0.02%
^Craig R Freehauf d/b/a Lincoln Theatre	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	5/31/2022	15.3	15.3	15.7	0.01%
^Christou Real Estate Holdings LLC dba Tops American Grill	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/17/2037	250.1	250.1	276.5	0.10%
^Tracey Vita-Morris dba Tracey Vita's School of Dance	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	5/10/2022	11.2	11.2	11.5	—%
^Fair Deal Food Mart Inc dba Neighbors Market	Gasoline Stations	Term Loan	Prime plus 2.75%	5/3/2037	336.1	336.1	371.6	0.13%
^Tanner Optical, Inc. dba Murphy Eye Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/27/2022	4.0	4.0	4.1	—%
^Zane Filippone Co Inc dba Culligan Water Conditioning	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/12/2022	273.7	273.7	281.1	0.10%
^Indoor Playgrounds Limited Liability Company dba Kidville	Educational Services	Term Loan	Prime plus 2.75%	4/5/2022	4.8	4.8	4.9	—%
^Brandywine Picnic Park, Inc. and B.Ross Capps & Linda Capps	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/30/2031	187.0	187.0	201.3	0.07%
^Access Staffing, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/30/2022	88.0	88.0	90.0	0.03%
^Willow Springs Golf Course, Inc. & JC Lindsey Family Limited Partners	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/29/2037	661.0	661.0	730.1	0.26%
^DC Realty, LLC dba FOGO Data Centers	Professional, Scientific, and Technical Services	Term Loan	6%	3/23/2037	2,623.4	2,623.4	2,897.8	1.04%
^DC Realty, LLC dba FOGO Data Centers	Professional, Scientific, and Technical Services	Term Loan	6.25%	3/23/2022	708.2	708.2	726.4	0.26%
^Manuel P. Barrera and Accura Electrical Contractor, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/23/2028	76.1	76.1	80.5	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Shweiki Media, Inc. dba Study Breaks Magazine	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/22/2027	835.8	835.8	880.8	0.32%
^ATI Jet, Inc.	Air Transportation	Term Loan	Prime plus 2.75%	12/28/2026	580.2	580.2	610.9	0.22%
^J. Kinderman & Sons, Inc. dba Brite Star Manufacturing Company	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/22/2036	440.0	440.0	485.5	0.17%
^K's Salon, LLC d/b/a K's Salon	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/20/2021	33.6	33.6	34.3	0.01%
^15 Frederick Place LLC & Pioneer Windows Holdings Inc & Subs	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/16/2021	112.2	112.2	114.8	0.04%
^M & H Pinestraw, Inc. and Harris L. Maloy	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/15/2021	133.8	133.8	136.8	0.05%
^Taylor Transport, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	12/8/2021	140.3	140.3	143.7	0.05%
^MRM Supermarkets, Inc. dba Constantin's Breads	Food Manufacturing	Term Loan	Prime plus 2.75%	11/10/2021	61.3	61.3	62.8	0.02%
^K9 Bytes, Inc & Epazz, Inc dba K9 Bytes, Inc	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	10/26/2021	26.6	26.6	27.1	0.01%
^28 Cornelia Street Properties, LLC and Zouk, Ltd.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/25/2021	9.8	9.8	10.0	—%
^39581 Garfield, LLC and Tri County Neurological Associates, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2036	72.0	72.0	79.5	0.03%
^Robert E. Caves, Sr. and American Plank dba Caves Enterprises	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/30/2021	130.0	130.0	133.0	0.05%
^PTK, Incorporated dba Night N Day 24 HR Convenience Store	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/30/2036	119.2	119.2	131.6	0.05%
^39581 Garfield, LLC and Tricounty Neurological Associates, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2036	24.5	24.5	27.0	0.01%
^Big Apple Entertainment Partners, LLC dba Ripley's Believe it or Not	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2021	451.6	451.6	462.0	0.17%
^Equity National Capital LLC & Chadbourne Road Capital, LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	9/26/2021	26.9	26.9	27.5	0.01%
^Michael S. Decker & Janet Decker dba The Hen House Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/30/2036	14.1	14.1	15.6	0.01%
^Qycell Corporation	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	8/19/2021	74.4	74.4	76.2	0.03%
^Trademark Equipment Company Inc and David A. Daniel	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	8/19/2036	115.3	115.3	127.3	0.05%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Valiev Ballet Academy, Inc	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	8/12/2036	36.6	36.6	40.4	0.01%
^A & A Auto Care, LLC d/b/a A & A Auto Care, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/12/2036	88.0	88.0	97.3	0.03%
^LaHoBa, LLC d/b/a Papa John's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/3/2036	66.4	66.4	73.4	0.03%
^MTV Bowl, Inc. dba Legend Lanes	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/30/2036	215.3	215.3	237.6	0.09%
^Lavertue Properties LLP dba Lavertue Properties	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/29/2036	38.6	38.6	42.6	0.02%
^Lisle Lincoln II Limited Partnership dba Lisle Lanes LP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/29/2036	301.8	301.8	333.0	0.12%
^Pierce Developments, Inc. dba Southside Granite	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/13/2036	219.7	219.7	242.4	0.09%
^Major Queens Body & Fender Corp	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/10/2021	11.4	11.4	11.7	—%
^J&K Fitness, LLC dba Physiques Womens Fitness Center	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/8/2036	395.6	395.6	436.6	0.16%
^Peanut Butter & Co., Inc. d/b/a Peanut Butter & Co.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/3/2021	17.7	17.7	18.1	0.01%
^Demand Printing Solutions, Inc. and MLM Enterprises, LLC	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/27/2021	6.4	6.4	6.6	—%
^Modern on the Mile, LLC dba Ligne Roset	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	5/25/2021	82.1	82.1	83.9	0.03%
^Profile Performance, Inc. and Eidak Real Estate, L.L.C.	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/20/2036	108.8	108.8	120.1	0.04%
^Northwind Outdoor Recreation, Inc. dba Red Rock Wilderness Store	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/18/2036	113.8	113.8	125.6	0.04%
^Michael S. Korfe dba North Valley Auto Repair	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/24/2036	13.2	13.2	14.5	0.01%
^Actknowledge,Inc dba Actknowledge	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/21/2021	21.5	21.5	21.9	0.01%
^Key Products I&II, Inc. dba Dunkin' Donuts/Baskin-Robbins	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/10/2021	57.4	57.4	58.6	0.02%
^Stephen Frank, Patricia Frank and Suds Express LLC dba Frank Chiropra	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/25/2023	30.0	30.0	31.0	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^SuzyQue’s LLC dba Suzy Que’s	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/11/2036	52.0	52.0	57.3	0.02%
^Little People’s Village, LLC dba Little People’s Village	Social Assistance	Term Loan	Prime plus 2.75%	1/31/2036	26.3	26.3	29.0	0.01%
^Seagate Group Holdings, Inc. dba Seagate Logistics, Inc.	Support Activities for Transportation	Term Loan	Prime plus 2.75%	1/28/2036	96.0	96.0	105.9	0.04%
^Patrageous Enterprises, LLC dba Incredibly Edible Delites of Laurel	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/29/2020	2.5	2.5	2.6	—%
^Dixie Transport, Inc. & Johnny D. Brown & Jimmy Brown & Maudain Brown	Support Activities for Transportation	Term Loan	5.25%	12/28/2035	1,316.8	1,334.5	1,450.1	0.52%
^Shree OM Lodging, LLC dba Royal Inn	Accommodation	Term Loan	Prime plus 2.75%	12/17/2035	23.4	23.4	25.7	0.01%
^Groundworks Unlimited LLC	Specialty Trade Contractors	Term Loan	6%	12/17/2023	70.6	70.6	73.2	0.03%
^Lodin Medical Imaging, LLC dba Watson Imaging Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/1/2020	22.6	22.6	23.0	0.01%
^Robert F. Schuler and Lori A. Schuler dba Bob’s Service Center	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/30/2035	28.6	28.6	31.5	0.01%
^West Cobb Enterprises, Inc and Advanced Eye Associates, L.L.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/12/2035	125.4	125.4	138.1	0.05%
^K9 Bytes, Inc & Epazz, Inc	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	9/30/2020	6.1	6.1	6.2	—%
^Elan Realty, LLC and Albert Basse Asociates, Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	9/30/2035	190.5	190.5	209.6	0.08%
^Success Express,Inc. dba Success Express	Couriers and Messengers	Term Loan	Prime plus 2.75%	9/29/2020	27.5	27.5	27.9	0.01%
^Modern Manhattan, LLC	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	9/20/2020	64.9	64.9	66.0	0.02%
^Dirk's Trucking, L.L.C. dba Dirk's Trucking	Truck Transportation	Term Loan	Prime plus 2.75%	9/17/2020	5.7	5.7	5.8	—%
^Rudy & Louise Chavez dba Clyde's Auto and Furniture Upholstery	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/2/2035	41.9	41.9	46.1	0.02%
^Newsome Trucking Inc and Kevin Newsome	Truck Transportation	Term Loan	Prime plus 2.75%	9/2/2035	206.0	206.0	226.6	0.08%
^California College of Communications, Inc.	Educational Services	Term Loan	Prime plus 2.75%	11/2/2020	56.5	56.5	57.5	0.02%
^DDLK Investments LLC dba Smoothie King	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/30/2020	1.3	1.3	1.4	—%
^Members Only Software, Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/30/2020	12.1	12.1	12.3	—%
^ActKnowledge,Inc dba ActKnowledge	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/30/2020	14.5	14.5	14.7	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^I-90 RV & Auto Supercenter	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/29/2035	62.3	62.3	68.4	0.02%
^Zouk, Ltd. dba Palma	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/25/2020	8.4	8.4	8.5	—%
^CJ Park Inc. dba Kidville Midtown West	Educational Services	Term Loan	Prime plus 2.75%	6/25/2020	6.0	6.0	6.0	—%
^Tanner Optical Inc. dba Murphy Eye Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/22/2035	79.3	79.3	87.1	0.03%
^B&B Fitness and Barbell, Inc. dba Elevations Health Club	Amusement, Gambling, and Recreation Industries	Term Loan	6%	6/22/2035	175.8	175.8	193.2	0.07%
^M & H Pine Straw, Inc.and Harris Maloy	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	7/10/2020	27.4	27.4	27.9	0.01%
^Excel RP, Inc./Kevin and Joann Foley	Machinery Manufacturing	Term Loan	Prime plus 2.75%	7/8/2028	35.1	35.1	37.4	0.01%
ValleyStar, Inc. dba BrightStar HealthCare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2020	1.7	1.7	1.8	—%
^ValleyStar, Inc. dba BrightStar Healthcare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2020	2.2	2.2	2.2	—%
^Diag, LLC dba Kidville	Educational Services	Term Loan	Prime plus 2.75%	6/21/2020	10.4	10.4	10.6	—%
^M & H Pine Straw, Inc and Harris L. Maloy	Support Activities for Agriculture and Forestry	Term Loan	6%	4/30/2020	55.3	55.3	56.1	0.02%
^New Economic Methods LLC dba Rita's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2020	0.5	0.5	0.5	—%
^Cocoa Beach Parasail Corp. dba Cocoa Beach Parasail	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/26/2020	1.6	1.6	1.7	—%
^Lahoba,LLC dba Papa John's Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/30/2034	34.9	34.9	38.3	0.01%
^Animal Intrusion Prevention Systems Holding Company, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/29/2024	25.0	25.0	26.0	0.01%
^David A. Nusblatt, D.M.D, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/11/2019	2.0	2.0	2.0	—%
^KMC RE, LLC & B&B Kennels	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/19/2034	47.7	47.7	52.3	0.02%
^Demand Printing Solutions, Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	12/12/2019	2.2	2.2	2.2	—%
^Demand Printing Solutions, Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	10/29/2034	120.1	120.1	131.8	0.05%
^Rover Repairs	Repair and Maintenance	Term Loan	Prime plus 2.5%	11/28/2029	50.7	35.4	53.6	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Supreme Screw Products	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	4/17/2019	42.2	42.2	42.6	0.02%
^Gray Tree Service, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/18/2018	4.8	4.8	4.9	—%
^Gourmet to You, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2019	1.4	1.4	1.4	—%
^The Alba Financial Group, Inc.	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	6%	1/10/2019	8.7	8.7	8.8	—%
^Inflate World Corporation	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/30/2018	0.4	0.4	0.4	—%
^CBA D&A Pope, LLC dba Christian Brothers Automotive	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/14/2018	6.3	6.3	6.3	—%
^D & D's Divine Beauty School of Esther, LLC	Educational Services	Term Loan	6%	8/1/2031	48.4	48.4	52.3	0.02%
Bliss Coffee and Wine Bar, LLC	Food Services and Drinking Places	Term Loan	6%	8/31/2019	67.7	67.7	68.4	0.02%
^Zog Inc.	Other Information Services	Term Loan	6%	3/17/2020	44.4	44.4	45.1	0.02%
^Integrity Sports Group, LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	6%	3/6/2020	30.3	30.3	30.7	0.01%
^All American Printing Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	10/26/2032	36.3	36.3	39.5	0.01%
^Connect Litigation Technology, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2%	10/18/2025	24.6	17.2	25.1	0.01%
^1911 East Main Street Holdings, Corp	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2032	11.7	11.7	12.7	—%
^Water Works Laundromat, LLC	Personal and Laundry Services	Term Loan	Prime plus 2.25%	9/7/2027	169.2	169.2	175.5	0.06%
^Dave Kris, and MDK Ram Corp.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/5/2026	28.9	28.9	30.3	0.01%
^Gill Express Inc. dba American Eagle Truck Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	1/5/2027	170.5	170.5	180.1	0.06%
^Smooth Grounds, Inc.	Food Services and Drinking Places	Term Loan	7.75%	12/31/2018	26.5	26.5	26.7	0.01%
^Fran-Car Corporation dba Horizon Landscape Management	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/3/2028	64.3	64.3	68.3	0.02%
^Head To Toe Personalized Pampering, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/27/2031	8.5	8.5	9.1	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Christopher F. Bohon & Pamela D. Bohon	Social Assistance	Term Loan	Prime plus 2.75%	10/28/2026	2.9	2.9	3.1	—%
^Mogas Limited	Gasoline Stations	Term Loan	Prime plus 2.75%	5/31/2030	68.7	48.0	73.8	0.03%
^Shree Om Lodging, LLC dba Royal Inn	Accommodation	Term Loan	Prime plus 2.75%	5/2/2030	60.7	60.7	65.3	0.02%
^Pedzik's Pets, LLC	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	3/31/2030	8.4	8.4	9.1	—%
^Nancy Carapelluci & A & M Seasonal Corner Inc.	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/1/2025	12.8	12.8	13.4	—%
^Patricia Hughes Jones, MD PC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/13/2020	3.3	2.3	3.3	—%
^Moonlight Multi Media Production, Inc.	Other Information Services	Term Loan	5.3%	2/1/2025	2.6	2.6	2.7	—%
David M. Goens dba Superior Auto Paint & Body, Inc.	Repair and Maintenance	Term Loan	6%	8/26/2024	15.3	15.3	16.0	0.01%
^McCallister Venture Group, LLC and Maw's Vittles, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/30/2029	10.7	10.7	11.5	—%
^Chong Hun Im dba Kim's Market	Food and Beverage Stores	Term Loan	Prime plus 2.5%	2/27/2024	8.0	8.0	8.3	—%
Whirlwind Car Wash, Inc.	Repair and Maintenance	Term Loan	Prime plus 2%	4/9/2029	65.2	65.2	67.2	0.02%
^West Experience,Inc/West Mountain Equipment Rental,Inc/Ski West Lodge	Amusement, Gambling, and Recreation Industries	Term Loan	6%	6/5/2026	818.8	818.8	861.8	0.31%
^Center-Mark Car Wash, Ltd	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/18/2024	24.1	24.1	25.0	0.01%
^Shuttle Car Wash, Inc. dba Shuttle Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.25%	11/10/2028	15.7	15.7	16.4	0.01%
^Min Hui Lin	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/30/2028	16.1	16.1	17.1	0.01%
^Delta Partners, LLC dba Delta Carwash	Repair and Maintenance	Term Loan	Prime plus 2.5%	4/5/2029	39.5	39.5	41.8	0.01%
^Auto Sales, Inc.	Motor Vehicle and Parts Dealers	Term Loan	6%	8/17/2023	6.6	6.6	6.8	—%
^RAB Services, Inc. & Professional Floor Installations	Specialty Trade Contractors	Term Loan	Prime plus 2.5%	1/31/2023	5.8	5.8	5.9	—%
^Taste of Inverness, Inc. dba China Garden	Food Services and Drinking Places	Term Loan	Prime plus 2%	6/29/2025	7.7	7.7	7.9	—%
^Ralph Werner dba Werner Transmission Inc	Gasoline Stations	Term Loan	Prime plus 2.75%	12/29/2021	1.8	1.8	1.9	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Robin C. & Charles E. Taylor & Brigantine Aquatic Center LLC	Amusement, Gambling, and Recreation Industries	Term Loan	6%	9/14/2023	29.1	29.1	30.2	0.01%
^OrthoQuest, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2%	3/12/2022	3.2	3.2	3.3	—%
^CPN Motel, L.L.C. dba American Motor Lodge	Accommodation	Term Loan	Prime plus 2.25%	4/30/2024	26.5	26.5	27.2	0.01%
^Track Side Collision & Tire, Inc.	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/16/2025	4.3	4.3	4.5	—%
^Duttakrupa, LLC dba Birmingham Motor Court	Accommodation	Term Loan	Prime plus 2.25%	9/8/2023	10.3	10.3	10.6	—%
^Deesha Corporation, Inc. dba Best Inn & Suites	Accommodation	Term Loan	Prime plus 2.25%	2/14/2025	24.1	24.1	24.7	0.01%
^Maruti, Inc	Accommodation	Term Loan	Prime plus 2.25%	11/25/2024	22.2	22.2	22.8	0.01%
^LABH, Inc. t/a Ramada Ltd.	Accommodation	Term Loan	Prime plus 2.25%	9/27/2024	35.6	35.6	36.5	0.01%
^Randall D. & Patricia D. Casaburi dba Pat's Pizzazz	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	3/13/2023	5.9	5.9	6.1	—%
^Gain Laxmi, Inc. dba Super 8 Motel	Accommodation	Term Loan	Prime plus 2.25%	5/31/2023	16.8	16.8	17.1	0.01%
^Naseeb Corporation	Accommodation	Term Loan	Prime plus 2.25%	3/31/2024	25.6	25.6	26.2	0.01%
^Stillwell Ave Prep School	Social Assistance	Term Loan	Prime plus 2.75%	1/14/2023	5.3	5.3	5.4	—%
^Karis, Inc.	Accommodation	Term Loan	Prime plus 2%	12/22/2023	11.5	11.5	11.7	—%
^Five Corners, Ltd.	Gasoline Stations	Term Loan	Prime plus 2.75%	12/11/2019	2.9	2.9	2.9	—%
^Alyssa Corp dba Knights Inn	Accommodation	Term Loan	Prime plus 2.25%	9/30/2023	38.2	38.2	39.0	0.01%
^Bhailal Patel dba New Falls Motel	Accommodation	Term Loan	Prime plus 2.75%	3/27/2023	2.9	2.9	3.0	—%
^Pegasus Automotive, Inc.	Gasoline Stations	Term Loan	Prime plus 2.75%	12/23/2022	8.9	8.9	9.2	—%
^Delyannis Iron Works	Fabricated Metal Product Manufacturing	Term Loan	6%	12/8/2022	9.4	9.4	9.7	—%
^P. Agrino, Inc. dba Andover Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/18/2021	6.5	6.5	6.6	—%
^RJS Service Corporation	Gasoline Stations	Term Loan	Prime plus 2.75%	8/20/2021	4.7	4.7	4.8	—%
Total Performing SBA Unguaranteed Investments					$276,031.4	$275,996.0	$279,269.4	100.00%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Non-Performing SBA Unguaranteed Investments (3)
*^200 North 8th Street Associates LLC and Enchanted Acres	Food Manufacturing	Term Loan	6.25%	5/4/2028	469.3	469.3	314.9	0.11%
*^214 North Franklin, LLC and Winter Ventures, Inc.	Nonstore Retailers	Term Loan	6%	11/29/2037	81.7	81.7	—	—%
*^Alejandro Rico dba Rico Motors and Golden West Motel and Alrima Co Inc	Motor Vehicle and Parts Dealers	Term Loan	6.75%	11/25/2040	68.4	68.4	2.8	—%
*Alive Design, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/13/2027	21.3	21.3	12.8	—%
*^Al-Mustafa Enterprise, Inc. and Al-Mustafa Enterprise Inc	Motor Vehicle and Parts Dealers	Term Loan	6.25%	9/18/2040	34.7	34.7	1.4	—%
*^Amboy Group, LLC dba Tommy's Moloney's	Food Manufacturing	Term Loan	Prime plus 2.75%	6/24/2025	380.5	380.5	377.0	0.13%
*^AUM Estates, LLC and Sculpted Figures Plastic Surgery Inc.	Ambulatory Health Care Services	Term Loan	6%	3/14/2038	305.7	305.7	—	—%
*AWA Fabrication & Construction, L.L.C.	Fabricated Metal Product Manufacturing	Term Loan	6%	4/30/2025	34.8	34.8	—	—%
*^B & J Manufacturing Corporation and Benson Realty Trust	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2%	3/30/2021	14.6	14.6	14.1	0.01%
*Baker Sales, Inc. d/b/a Baker Sales, Inc.	Nonstore Retailers	Term Loan	6%	3/29/2036	177.4	177.4	98.0	0.04%
*^Fieldstone Quick Stop LLC Barber Investments LLC Thadius M B	Gasoline Stations	Term Loan	6%	9/30/2038	407.3	407.3	5.8	—%
*^Barber Investments LLC and Fieldstone Quickstop LLC and Maine Dollar	Gasoline Stations	Term Loan	6.25%	8/15/2039	146.3	146.3	—	—%
*Bone Bar & Grill LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2042	73.4	73.4	64.7	0.02%
*^Calhoun Satellite Communications Inc and Transmission Solutions Group	Broadcasting (except Internet)	Term Loan	6.75%	2/27/2025	811.7	811.7	441.9	0.16%
*Calhoun Satellite Communications, Inc.	Telecommunications	Term Loan	7%	12/2/2026	189.1	189.1	113.6	0.04%
*^Central Ohio Cleaners Inc	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/13/2024	90.5	90.5	46.7	0.02%
*^Chickamauga Properties, Inc., and MSW Enterprises, LLP	Amusement, Gambling, and Recreation Industries	Term Loan	6.25%	12/22/2035	59.0	59.0	58.1	0.02%
*^Chickamauga Properties, Inc. and MSW Enterprises, LLP	Amusement, Gambling, and Recreation Industries	Term Loan	6.25%	10/19/2022	43.5	43.5	—	—%
*^CLU Amboy, LLC and Amboy Group, LLC dba Tommy Moloney's	Food Manufacturing	Term Loan	Prime plus 2.75%	12/27/2023	475.7	475.7	471.4	0.17%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
*^CM Lab Inc	Professional, Scientific, and Technical Services	Term Loan	6.75%	5/20/2026	166.1	166.1	158.5	0.06%
*^Custom Software, Inc. a Colorado Corporation dba M-33 Access	Professional, Scientific, and Technical Services	Term Loan	6.25%	6/17/2021	269.2	269.2	230.7	0.08%
*^Custom Software, Inc. a Colorado Corporation dba M-33 Access	Broadcasting (except Internet)	Term Loan	6.25%	4/30/2022	94.3	94.3	—	—%
*^D&G Capital LLC dba Miami Grill 277	Food Services and Drinking Places	Term Loan	6.5%	12/16/2025	81.2	81.2	53.5	0.02%
*^Daniel S. Fitzpatrick dba Danny's Mobile Appearance Reconditioning Service	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/29/2018	0.3	0.3	0.3	—%
*^Danjam Enterprises, LLC dba Ariel Dental Care	Ambulatory Health Care Services	Term Loan	6%	3/31/2035	126.0	126.0	122.1	0.04%
*^Danjam Enterprises, LLC dba Ariel Dental Care	Ambulatory Health Care Services	Term Loan	6%	3/29/2023	64.8	64.8	62.8	0.02%
*^Dill Street Bar and Grill Inc and WO Entertainment, Inc	Food Services and Drinking Places	Term Loan	6%	9/27/2027	78.4	78.4	0.9	—%
*^DTM Parts Supply Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/2/2025	54.8	54.8	45.1	0.02%
*^E & I Holdings, LP & PA Farm Products, LLC	Food Manufacturing	Term Loan	6%	4/30/2030	4,720.2	4,842.7	2,331.7	0.83%
*^Enewhere Custom Canvas, LLC	Textile Product Mills	Term Loan	Prime plus 2.75%	2/15/2018	0.1	0.1	0.1	—%
*^ENI Inc, Event Networks Inc, ENI Worldwide LLC and Spot Shop Inc	Professional, Scientific, and Technical Services	Term Loan	6.75%	4/25/2024	273.8	273.8	—	—%
*^ENI Inc. dba ENI Group, Inc	Other Information Services	Term Loan	6.75%	12/11/2025	32.8	32.8	—	—%
*^Europlast Ltd	Plastics and Rubber Products Manufacturing	Term Loan	6%	9/26/2022	314.3	314.3	26.4	0.01%
*^Europlast Ltd	Plastics and Rubber Products Manufacturing	Term Loan	6%	5/31/2023	73.4	73.4	—	—%
*^Event Mecca LLC	Other Information Services	Term Loan	6%	4/10/2023	12.1	12.1	9.4	—%
*^EZ Towing, Inc.	Support Activities for Transportation	Term Loan	6%	1/31/2023	86.4	86.4	8.0	—%
*^Gator Communications Group LLC dba Harvard Printing Group	Printing and Related Support Activities	Term Loan	6.25%	3/30/2022	233.5	233.5	5.6	—%
*^Gator Communications Group LLC dba Harvard Printing Group	Printing and Related Support Activities	Term Loan	6.25%	4/25/2022	157.8	157.8	—	—%
*^Gator Communications Group LLC dba Harvard Printing Group	Printing and Related Support Activities	Term Loan	6.25%	3/27/2023	13.3	13.3	—	—%
*^Gino Italian American Deli and Meat Market Inc	Food and Beverage Stores	Term Loan	7%	7/25/2041	529.0	529.0	504.8	0.18%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
*^Grand Manor Realty, Inc. & Kevin LaRoe	Real Estate	Term Loan	6%	2/20/2023	19.0	19.0	18.1	0.01%
*Guzman Group,LLC	Rental and Leasing Services	Term Loan	6%	9/30/2019	179.0	179.0	174.2	0.06%
*Harrelson Materials Management,Inc	Waste Management and Remediation Services	Term Loan	6%	6/24/2021	465.2	465.2	25.7	0.01%
*^Hartford Cardiology Group LLC and Ideal Nutrition of Connecticut LLC	Ambulatory Health Care Services	Term Loan	6.25%	6/30/2026	474.6	474.6	41.0	0.01%
*^Hascher Gabelstapler Inc	Repair and Maintenance	Term Loan	7%	3/26/2024	107.7	107.7	66.1	0.02%
*^Hemingway Custom Cabinetry LLC	Furniture and Related Product Manufacturing	Term Loan	6.5%	9/25/2025	198.6	198.6	64.3	0.02%
*^Home Again Restaurant LLC	Food Services and Drinking Places	Term Loan	6.25%	6/30/2040	58.8	58.8	45.1	0.02%
*^J And G Group Services LLC and United Vending of Florida Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	7/28/2026	29.6	29.6	28.2	0.01%
*^J Olson Enterprises LLC and Olson Trucking Direct, Inc.	Truck Transportation	Term Loan	6%	6/28/2025	628.4	628.4	76.4	0.03%
*^J&M Concessions, Inc.dba A-1 Liquors	Food and Beverage Stores	Term Loan	6.25%	3/3/2039	130.6	130.6	62.1	0.02%
*^J&M Concessions Inc dba A 1 Liquors	Food and Beverage Stores	Term Loan	6.5%	2/27/2025	80.0	80.0	18.5	0.01%
*^Jacksonville Beauty Institute Inc. dba Beauty Institute's	Educational Services	Term Loan	7%	10/23/2025	43.7	43.7	41.7	0.01%
*Jenny's Wunderland, Inc.	Social Assistance	Term Loan	6%	6/29/2036	98.8	98.8	9.5	—%
*^Kantz LLC and Kantz Auto LLC dba Kantz's Hometown Auto	Motor Vehicle and Parts Dealers	Term Loan	6.25%	10/29/2039	11.1	11.1	—	—%
*^Kids at Heart,LLC dba Monster Mini Golf	Amusement, Gambling, and Recreation Industries	Term Loan	6.75%	9/22/2026	21.0	21.0	10.8	—%
*Krishna of Orangeburg, Inc.	Accommodation	Term Loan	6%	2/20/2032	10.3	10.3	5.5	—%
*^Kup's Auto Spa Inc	Repair and Maintenance	Term Loan	6.25%	11/15/2038	366.8	366.8	350.0	0.13%
*Kup’s Auto Spa, Inc.	Repair and Maintenance	Term Loan	6.25%	10/23/2025	54.7	54.7	52.2	0.02%
*^Las Casuelas Del Este Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/29/2041	791.6	791.6	385.2	0.14%
*^L.M. Jury Enterprises, Inc dba Midwest Monograms	Textile Product Mills	Term Loan	Prime plus 2.75%	10/28/2025	65.7	65.7	24.7	0.01%
*^LE & JS dba Laredo Mercado Y Carniceria	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/13/2026	18.5	18.5	3.2	—%
*^Lone Star Hardware and Home Decor, LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/29/2027	70.8	70.8	66.5	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
*^Lowgap Grocery & Grill LLC	General Merchandise Stores	Term Loan	Prime plus 2.75%	3/24/2041	162.5	162.5	155.0	0.06%
*^Luv 2 Play Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/12/2026	60.8	60.8	59.0	0.02%
*^M and C Renovations Inc	Construction of Buildings	Term Loan	Prime plus 2.75%	10/31/2024	12.0	12.0	9.4	—%
*^Matchless Transportation LLC dba First Class Limo	Transit and Ground Passenger Transportation	Term Loan	6.25%	8/3/2022	124.9	124.9	108.7	0.04%
*^Medeiros Holdings Inc dba Outdoor Lighting Perspectives of the Triad	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	7%	11/25/2025	19.6	19.6	1.5	—%
*^Mojo Brands Media, LLC	Broadcasting (except Internet)	Term Loan	6%	8/28/2023	725.0	725.0	330.3	0.12%
*^Morris Glass and Construction Inc	Specialty Trade Contractors	Term Loan	6%	3/7/2021	465.1	480.9	89.4	0.03%
*Municipal Hydro Sevices Inc.	Rental and Leasing Services	Term Loan	7%	3/30/2027	225.7	225.7	7.3	—%
*New England Country Day School, Inc. and Thomas D. Walker	Social Assistance	Term Loan	Prime plus 2.75%	3/28/2042	360.2	360.2	300.8	0.11%
*^New Paltz Dental Care, PLLC dba Ariel Dental Care	Ambulatory Health Care Services	Term Loan	6%	6/19/2025	97.5	97.5	61.1	0.02%
*^Colts V LLC and Nowatzke Service Center, Inc	Repair and Maintenance	Term Loan	6.75%	9/26/2039	577.6	577.6	559.8	0.20%
*^Nowatzke Service Center Inc dba Nowatzke Truck and Trailer	Repair and Maintenance	Term Loan	7%	1/29/2026	96.9	96.9	94.0	0.03%
*Paragon Fabricators Inc, Paragon Field Services, Inc and Paragon Global	Heavy and Civil Engineering Construction	Term Loan	7%	9/28/2026	606.9	606.9	288.3	0.10%
*^Paragon Global, LLC and Paragon Fabricators Inc and Paragon Field Service	Heavy and Civil Engineering Construction	Term Loan	7%	9/28/2041	399.1	399.1	345.4	0.12%
*^Planet Verte, LLC dba Audio Unlimited	Professional, Scientific, and Technical Services	Term Loan	6.75%	9/20/2020	16.4	16.4	15.9	0.01%
*^Pooh's Corner Realty LLC and Pooh's Corner Inc	Social Assistance	Term Loan	Prime plus 2.75%	7/23/2040	100.3	100.3	95.7	0.03%
*Professional Systems, LLC and Professional Cleaning	Administrative and Support Services	Term Loan	6%	7/30/2020	131.8	131.8	4.1	—%
*^RDT Enterprises, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/15/2027	136.9	136.9	130.6	0.05%
*^RDT Enterprises, LLC	Specialty Trade Contractors	Term Loan	7%	11/12/2025	19.6	19.6	18.7	0.01%
*^RDT Enterprises, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/31/2028	119.0	119.0	113.5	0.04%
*^ReNew Interior Surface Cleaning LLC dba Randy's Carpet Care and Uphols	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/28/2026	10.8	10.8	—	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
*^Route 130 SCPI Holdings LLC (EPC) Route 130 SCPI Operations LLC	Food Services and Drinking Places	Term Loan	6.25%	9/30/2039	536.4	536.4	314.2	0.11%
*^Scoville Plumbing & Heating Inc and Thomas P. Scoville	Specialty Trade Contractors	Term Loan	6.75%	7/25/2022	32.1	32.1	31.1	0.01%
*^Shaffer Automotive Repair, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/24/2030	133.5	133.5	112.6	0.04%
*^Shivsakti, LLC dba Knights Inn	Accommodation	Term Loan	6.25%	12/20/2032	8.0	8.0	—	—%
*^Sourceco Limited Liability Company	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/17/2025	45.0	45.0	42.3	0.02%
*^Sovereign Communications LLC	Broadcasting (except Internet)	Term Loan	6.75%	2/7/2024	697.1	697.1	352.3	0.13%
*^Square Deal Siding Company,LLC dba Square Deal Siding Company	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/18/2025	20.3	20.3	19.9	0.01%
*^STK Ventures Inc dba JP Dock Service & Supply	Specialty Trade Contractors	Term Loan	6%	5/9/2037	31.6	31.6	—	—%
*^Stormrider Inc dba Shirley's Stormrider Inc	Truck Transportation	Term Loan	Prime plus 2.75%	9/23/2025	54.8	54.8	—	—%
*^Stormrider Inc dba Shirley's Stormrider, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	11/25/2024	111.8	111.8	40.8	0.01%
*Stormwise South Florida dba Stormwise Shutters	Specialty Trade Contractors	Term Loan	6%	11/7/2036	111.2	111.2	—	—%
*^T and B Boots Inc dba Takken's Shoes	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	3/31/2025	130.3	130.3	106.8	0.04%
*^T and B Boots Inc dba Takken's Shoes	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	6/17/2026	204.5	204.5	—	—%
*^T and B Boots Inc dba Takken's Shoes	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	12/7/2026	95.2	95.2	46.2	0.02%
*^The Delon Group LLC dba I Love Juice Bar	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/12/2026	19.3	19.3	18.4	0.01%
*^Tim's Tire & Automotive Center, LLC	Support Activities for Transportation	Term Loan	7%	8/16/2026	768.3	768.3	376.4	0.13%
*^Thomas P. Scoville dba Scoville Plumbing & Heating, Inc.	Specialty Trade Contractors	Term Loan	6.75%	11/16/2021	34.3	34.3	33.3	0.01%
*Transmission Solutions Group, Inc. and Calhoun Satellite Communication	Telecommunications	Term Loan	7%	12/2/2041	141.3	141.3	84.0	0.03%
*^Webb Eye Associates, PA	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/19/2027	72.4	72.4	69.1	0.02%
*^Winter Ventures Inc and 214 N Franklin LLC	Nonstore Retailers	Term Loan	6%	4/29/2024	56.6	56.6	—	—%
*^Winter Ventures Inc dba Qualitybargainbooks and Qualitybargainmall	Nonstore Retailers	Term Loan	6%	12/23/2024	149.3	149.3	—	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
*^Winter Ventures Inc dba Qualitybargainbooks and Qualitybargainmall	Nonstore Retailers	Term Loan	6%	4/3/2029	134.5	134.5	—	—%
*^Wired LLC and Moulison North Corporation	Specialty Trade Contractors	Term Loan	6.25%	6/30/2024	38.9	38.9	37.7	0.01%
*^Wired LLC and Moulison North Corporation	Specialty Trade Contractors	Term Loan	6.25%	7/3/2024	138.3	138.3	—	—%
*^Zinger Hardware and General Merchant Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/26/2024	45.0	45.0	42.2	0.02%
Total Non-Performing Unguaranteed SBA Investments					$23,469.8	$23,608.1	$11,667.9	4.18%

Total Unguaranteed SBA Investments					$299,501.2	$299,604.1	$290,937.3	104.18%

Performing SBA Guaranteed Investments (4)
Beale Street Blues Company Inc.dba Beatle Street Blues Company, Inc.	Chemical Manufacturing	Term Loan	Prime plus 2.75%	12/27/2042	2,577.8	2,577.8	2,912.9	1.04%
Blue Lagoon Resort, LLC dba Hill View Cottages	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	3/28/2043	1,980.0	1,980.0	2,242.4	0.80%
Gorilla Warfare LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/29/2028	90.1	90.1	99.8	0.04%
Advance Case Parts Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/30/2028	374.3	374.3	414.7	0.15%
Anderson Farms Inc	Gasoline Stations	Term Loan	Prime plus 2.75%	3/30/2043	3,436.5	3,436.5	3,876.4	1.39%
Muckamuck Trucks, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	3/30/2028	2,940.0	2,940.0	3,237.7	1.16%
TrialHawk Litigation Group LLC	Truck Transportation	Term Loan	Prime plus 2.75%	3/30/2043	810.0	810.0	921.4	0.33%
Salida Family Chiropractic-PPLC dba Salida Sport and Spine	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/30/2043	363.8	363.8	413.9	0.15%
Lab Partner, LLC and Beechtree Diagnostics, LLP and Cottonwood Diagnostics	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/30/2028	294.8	294.8	326.6	0.12%
Medical Plaza of Boro Park PC	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	3/30/2028	1,894.5	1,894.5	2,091.5	0.75%
JBK Truck Trailer and Bus Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/23/2042	254.9	254.9	289.0	0.10%
Swantown Inn & Spa LLC	Accommodation	Term Loan	Prime plus 2.75%	5/26/2042	339.8	339.8	385.3	0.14%
House of Bread & Coffee Corp dba Casa Do Pao	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/27/2042	401.5	401.5	454.9	0.16%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
AP6 LLC and Amishp LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/30/2042	319.6	319.6	362.1	0.13%
Paramount Dance Studios Inc. and Homestead Dance Supply	Educational Services	Term Loan	Prime plus 2.75%	5/14/2043	787.3	787.3	893.5	0.32%
Murf & Sons LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/16/2027	442.2	442.2	502.2	0.18%
Beacon Brewing LLC and C' Sons, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/27/2042	222.7	222.7	252.9	0.09%
Amped Coffee Company LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/28/2027	141.6	141.6	156.5	0.06%
Utara LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/1/2027	59.0	59.0	65.2	0.02%
DHD Enterprise LLC dba Edible Arrangements #1699	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/21/2027	77.2	77.2	85.4	0.03%
De La Vega LLC dba De La Vega Deland and De La Vega Oviedo	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/7/2028	149.8	149.8	165.9	0.06%
Urban Fitness Group LLC dba Crunch Fitness Group LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2028	309.1	309.1	342.3	0.12%
Play4Fun dba Luv 2 Play	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/7/2028	158.6	158.6	175.7	0.06%
Unpainted Arizona, LLC dba Westside Bowl	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/7/2043	184.5	184.5	210.0	0.08%
Bee Kidz Funzone Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/9/2028	155.4	155.4	172.2	0.06%
CTD Operations Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/15/2028	68.4	68.4	68.4	0.02%
RTSP Union LLC	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	3/20/2028	150.0	150.0	165.0	0.06%
Lou & Choo Enterprises Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/28/2043	64.5	64.5	73.4	0.03%
Alaska Industrial Paint LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/30/2043	425.5	425.5	484.2	0.17%
Total SBA Guaranteed Performing Investments					$19,473.2	$19,473.2	$21,841.3	7.82%

Total SBA Unguaranteed and Guaranteed Investments					$318,974.4	$319,077.3	$312,778.6	112.00%

Controlled Investments (5)
*Advanced Cyber Security Systems, LLC (6), (19)	Data processing, hosting and related services.	50% Membership Interest	—%	—	—	—	—	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
		Term Loan	3%	December 2014	381.0	381.0	—	—%
*Automated Merchant Services, Inc. (7), (19)	Data processing, hosting and related services.	100% Common Stock	—%	—	—	—	—	—%
CDS Business Services, Inc. (8)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Common Stock	—%	—	—	4,428.0	8,000.0	2.86%
		Line of Credit	Prime plus 2.5%	August 2018	9,420.0	9,420.0	9,420.0	3.37%
*Newtek Technology Solutions, Inc. (11)	Data processing, hosting and related services.	100% Common Stock	—%	—	—	8,384.0	11,200.0	4.01%
*Fortress Data Management, LLC (19)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	—	—	—%
*Newtek Insurance Agency, LLC (13), (19)	Insurance Carriers and Related Activities	100% Membership Interest	—%	—	—	—	2,300.0	0.82%
*PMTWorks Payroll, LLC (9)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	795.1	—	—%
		Term Loan	10%-12%	Various maturities through July 2019	2,685.0	2,685.0	—	—%
The Secure CyberGateway, LLC (10), (19)	Data processing, hosting and related services.	66.7% Membership Interest	—%	—	—	—	—	—%
Small Business Lending, LLC (12), (19)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	—	2,100.0	0.75%
Summit Systems and Designs, LLC (14), (19)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	—	—	—%
*ADR Partners, LLC dba banc-serv Partners, LLC (12)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	5,819.9	2,000.0	0.72%
Premier Payments LLC (11)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	16,438.0	23,000.0	8.24%
International Professional Marketing, Inc. (17)	Professional, Scientific, and Technical Services	100% Common Stock	—%	—	—	4,000.0	4,000.0	1.43%
		Line of Credit	Prime plus 0.5%	April 2019	150.0	150.0	150.0	0.05%
SIDCO, LLC (17)	Professional, Scientific, and Technical Services	100% Membership Interest	—%	—	—	7,119.7	7,119.7	2.55%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
		Line of Credit	Prime plus 0.5%	July 2019	475.0	475.0	475.0	0.17%
Universal Processing Services of Wisconsin, LLC (11) (19)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	—	85,000.0	30.44%
Mobil Money, LLC (20)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	—	—	—%
United Capital Source, LLC (18)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	2,450.0	2,450.0	0.88%
Titanium Asset Management, LLC (15)	Administrative and Support Services	Term Loan	3%	July 2017	193.9	193.9	—	—%
		100% Membership Interest	—%	—	—	—	—	—%
Excel WebSolutions, LLC (16)	Data processing, hosting and related services.	Term Loan	10%	September 2018	274.4	274.4	227.7	0.08%
		50% Membership Interest	—%	—	—	—	—	—%
Total Controlled Investments					$13,579.3	$63,014.0	$157,442.4	56.38%

Investments in Money Market Funds
UBS Select Treasury Institutional Fund - 1.23% yield					$9.3	$9.3	$9.3	—%

Total Investments					$332,563.0	$382,100.6	$470,230.3	168.38%

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
(2) Prime Rate is equal to 4.50% as of March 31, 2018.
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
(20) 100% owned by Newtek Business Services Holdco 4, Inc. (a subsidiary of Newtek Business Services Corp.).
(21) All of the Company’s investments are in entities which are organized under the Laws of the United States and have a principal place of business in the United States.
(22) Under the Investment Company Act of 1940, as amended, the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. At March 31, 2018, 4.5% of total assets are non-qualifying assets.

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Performing SBA Unguaranteed Investments (1)
Farec, Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/29/2042	$281.2	$281.2	$286.1	0.10%
Best Choice Meats, Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/29/2027	65.0	65.0	65.1	0.02%
Social Link LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/29/2027	11.3	11.3	9.8	—%
Morrocco Method, Inc	Chemical Manufacturing	Term Loan	Prime plus 2.75%	12/27/2042	861.3	861.3	876.0	0.31%
Anglin Cultured Stone Products LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	12/27/2042	643.8	643.8	623.7	0.22%
Landmark Ventures USA Inc	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	12/22/2027	62.5	62.5	54.3	0.02%
^Salida Family Chiropractic-PPLC dba Salida Sport and Spine	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/22/2027	12.0	12.0	10.4	—%
^Lab Partner, LLC and Beechtree Diagnostics, LLP and Cottonwood Diagnostics	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/22/2027	778.3	778.3	685.7	0.25%
^TrialHawk Litigation Group LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/22/2027	15.8	15.8	13.7	—%
Gorilla Warfare LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/22/2027	22.5	22.5	20.4	0.01%
^Advance Case Parts Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/22/2027	50.0	50.0	47.3	0.02%
Muckamuck Trucks, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	12/22/2027	13.8	13.8	13.0	—%
O'Rourke's Diner, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/22/2027	3.8	3.8	3.6	—%
^Dudeck Enterprise LLC dba Detail Garage Las Vegas	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/22/2027	16.1	16.1	16.4	0.01%
Driven Warehouse/Distribution LLC	Truck Transportation	Term Loan	Prime plus 2.75%	12/22/2027	750.0	750.0	652.1	0.23%
Bisson Transportation Inc	Truck Transportation	Term Loan	Prime plus 2.75%	12/22/2027	75.0	75.0	72.6	0.03%
Anderson Farms Inc	Truck Transportation	Term Loan	Prime plus 2.75%	12/22/2027	1,250.0	1,250.0	1,098.6	0.39%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Medical Plaza of Boro Park PC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/22/2027	62.5	62.5	54.3	0.02%
Jacliff Investments Inc	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	12/22/2027	50.0	50.0	43.5	0.02%
^Street Magic Enterprise LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	12/21/2027	87.8	87.8	84.2	0.03%
^Tropical Stone LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/21/2027	187.5	187.5	191.8	0.07%
Ameco Forest Products LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/21/2027	175.0	175.0	179.0	0.06%
DHD Enterprise LLC dba Edible Arrangements #1699	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/21/2027	8.4	8.4	8.1	—%
^Blue Lagoon Resort, LLC dba Hill View Cottages	Accommodation	Term Loan	Prime plus 2.75%	12/21/2042	188.8	188.8	201.1	0.07%
^CT Auto Spa LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/21/2027	215.6	215.6	216.2	0.08%
^DBMS Consulting, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/20/2027	75.0	75.0	70.9	0.03%
^Auto Excellance of Fort Myers Inc.	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/19/2042	106.3	106.3	113.2	0.04%
^CZAR Industries, Inc.	Machinery Manufacturing	Term Loan	Prime plus 2.75%	12/19/2027	262.5	262.5	243.1	0.09%
Best Quality Home Care LLC	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	12/19/2027	8.0	8.0	6.9	—%
^Dr. Richard R. Rolle, Jr., PLLC dba Rolle Oral & Facial Surgery	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/18/2027	125.0	125.0	117.3	0.04%
Neville Galvanizing, Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2042	625.0	625.0	626.2	0.22%
^Ocean Trans LLC & Dehal Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	12/15/2042	610.0	610.0	591.6	0.21%
^1-0 Granny's Helpful Hands, LLC	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	12/15/2027	22.5	22.5	19.7	0.01%
^Galaforo Construction and Companies LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	12/15/2042	208.5	208.5	212.3	0.08%
^Crystal II Auto Glass Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/15/2027	15.0	15.0	13.1	—%
Demand Printing Solutions Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	12/15/2027	17.7	17.7	16.6	0.01%
^Galaforo Construction LLC and Paul M Galaforo, Jr.	Construction of Buildings	Term Loan	Prime plus 2.75%	12/15/2027	337.5	337.5	293.5	0.11%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Legion Bowl, Inc & Legion Pub Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/15/2042	333.6	333.6	355.5	0.13%
^Montessori Community School	Social Assistance	Term Loan	Prime plus 2.75%	12/15/2027	62.5	62.5	58.6	0.02%
^Capital Containers LLC	Truck Transportation	Term Loan	Prime plus 2.75%	12/15/2027	22.5	22.5	20.0	0.01%
^JMD Aviation Holdings, LLC	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/15/2027	500.0	500.0	498.0	0.18%
^Peanut Butter & Co., Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/15/2027	225.0	225.0	195.6	0.07%
Royalty Freight Inc	Truck Transportation	Term Loan	Prime plus 2.75%	12/14/2027	668.8	668.8	581.5	0.21%
^KR Calvert & Co, LLC	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	12/14/2027	468.0	468.0	408.6	0.15%
^Atlas Geo-Constructors, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/14/2027	304.0	304.0	290.0	0.10%
^LP Industries Inc. dba Childforms	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	12/14/2027	75.0	75.0	72.1	0.03%
Beale Street Blues Company Inc.dba Beatle Street Blues Company, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/14/2027	968.8	968.8	849.1	0.31%
^Hana Pastries Enterprises LLC dba Hana Kitchens, Hana Pastries, Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	12/14/2027	96.5	96.5	94.3	0.03%
^AADJ Empire Inc and AADJ Galaxy Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/14/2042	181.3	181.3	179.0	0.06%
^Heung Kyun Im	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/14/2027	15.5	15.5	13.4	—%
^Barcade Holdings, LLC ,Barcade LLC,& Barcade New Haven LLC	Management of Companies and Enterprises	Term Loan	Prime plus 2.75%	12/14/2027	125.0	125.0	109.7	0.04%
^Hardway Inc & AFC Leasing Inc	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/13/2027	937.5	937.5	815.2	0.29%
^Nichols Fire and Security LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/13/2042	87.5	87.5	88.3	0.03%
Polymer Dynamics, Inc and Carl Bent	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/12/2027	72.5	72.5	73.2	0.03%
^LPB Property Management Inc dba Wilderness View Cabins & Ellijay Cabin	Real Estate	Term Loan	Prime plus 2.75%	12/12/2042	100.0	100.0	105.9	0.04%
A-1 Van Services Inc	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	12/12/2027	719.8	719.8	690.0	0.25%
^Clore Construction LLC	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	12/12/2027	462.5	462.5	437.6	0.16%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Sky Way Enterprises, Inc, A-Liner-8-Aviation, Inc, Kissimmee Aviation	Air Transportation	Term Loan	Prime plus 2.75%	12/12/2027	500.0	500.0	434.8	0.16%
^Jai Ganeshai LLC, Mahiveera 1 LLC, Mahiveera 2 LLC & KSVP LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	12/12/2027	50.0	50.0	43.5	0.02%
^Big Picture Group LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/12/2027	375.0	375.0	339.7	0.12%
^The Ohio Valley Group Inc dba Ohio Valley Landscapes & Design	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/12/2027	15.0	15.0	13.5	—%
^Clear Sound Communications, Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/8/2027	3.8	3.8	3.3	—%
^AV Strategy Inc	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/8/2027	442.5	442.5	410.7	0.15%
^JVLS LLC dba Vaccines 2 Go	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/7/2027	15.0	15.0	13.0	—%
^Kim Howard Corp dba NPN Machine Tools	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/7/2042	575.0	575.0	609.8	0.22%
^IHC Hardware Inc.	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/6/2042	100.0	100.0	97.5	0.04%
^Earth First Recycling LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/6/2027	75.0	75.0	74.3	0.03%
^ODS Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/6/2027	49.0	49.0	45.0	0.02%
^Driven Powersports, Inc	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/6/2027	87.5	87.5	76.1	0.03%
^Affordable Auto Transport LLC	Truck Transportation	Term Loan	Prime plus 2.75%	12/5/2027	7.5	7.5	6.8	—%
^Healthcare Interventions, Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/4/2027	15.0	15.0	13.0	—%
Oil Palace, Inc.	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/4/2042	818.4	818.4	872.1	0.31%
^PS Camping Inc.	Accommodation	Term Loan	Prime plus 2.75%	12/1/2027	19.7	19.7	19.7	0.01%
^Linda Jean Howard Riley dba The Rusty Bolt Gift Shop	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/1/2042	21.0	21.0	22.4	0.01%
^Salud Bar & Grill LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/1/2027	56.3	56.3	49.2	0.02%
Utara LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/1/2027	6.4	6.4	6.6	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Square 1 Partners, LLC	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	12/1/2027	62.5	62.5	54.3	0.02%
^Fortress Verve Inc, Maurice R. Margules and Antonie C. Reinhard	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	11/30/2027	131.3	131.3	129.2	0.05%
^Frontier Sand LLC	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	11/30/2027	500.0	500.0	487.9	0.18%
^WTI Distribution Inc	Support Activities for Transportation	Term Loan	Prime plus 2.75%	11/30/2027	40.0	40.0	37.5	0.01%
^Create- A- Stitch, Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/30/2042	87.5	87.5	91.8	0.03%
^J. Venture Holdings, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/30/2027	12.5	12.5	12.7	—%
^Skin Beauty Bar Inc. and Tameka J. Mathis	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/30/2027	9.0	9.0	8.1	—%
^Clearwater Transportation LTD dba Thrifty Car Rental, Dollar Rent A Car	Rental and Leasing Services	Term Loan	Prime plus 2.75%	11/29/2027	172.5	172.5	153.3	0.06%
^Our Playhouse Preschool, LLC	Social Assistance	Term Loan	Prime plus 2.75%	11/29/2042	235.0	235.0	250.4	0.09%
^OPH Lexington, Inc	Social Assistance	Term Loan	Prime plus 2.75%	11/29/2042	193.8	193.8	206.5	0.07%
Amped Coffee Company LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/28/2027	3.8	3.8	3.8	—%
Beacon Brewing LLC and C' Sons, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/27/2042	50.4	50.4	53.7	0.02%
^JMD Corporation dba Dart's True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/22/2027	18.8	18.8	17.6	0.01%
^Webtez Inc dba Mod Vans	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/22/2027	70.0	70.0	61.2	0.02%
^Step Up Academy of the Arts, LLC	Educational Services	Term Loan	Prime plus 2.75%	11/22/2027	15.8	15.8	13.7	—%
PB Market LLC dba Pure Barre	Educational Services	Term Loan	Prime plus 2.75%	11/21/2027	108.5	108.5	94.5	0.03%
^Cali Fit Meals	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/21/2027	22.5	22.5	21.1	0.01%
^Vision Collision Center LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/21/2027	408.8	408.8	380.1	0.14%
^Grumpy's Restaurant Company, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/21/2027	71.1	71.1	62.0	0.02%
^Glencadia Corporation	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/21/2027	3.8	3.8	3.3	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^B Lam LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/20/2042	181.3	181.3	188.1	0.07%
N Transport LLC	Truck Transportation	Term Loan	Prime plus 2.75%	11/20/2027	410.0	410.0	356.5	0.13%
N Transport LLC	Truck Transportation	Term Loan	Prime plus 2.75%	11/20/2042	176.3	176.3	160.8	0.06%
^TPE Midstream LLC, Dasham Company dba Sahm Co & S & S Ventures Inc.	Rental and Leasing Services	Term Loan	Prime plus 2.75%	11/17/2027	189.1	189.1	180.9	0.06%
^Maya Motel, LLC dba Town House Motel	Accommodation	Term Loan	Prime plus 2.75%	11/17/2042	57.0	57.0	60.7	0.02%
^Southern Specialty Contractor, LLC & Ronald David Holbrook Jr.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/17/2027	53.0	53.0	46.5	0.02%
^SSI Refrigerated Express Inc. and Robert M Stallone	Truck Transportation	Term Loan	Prime plus 2.75%	11/17/2027	64.0	64.0	56.9	0.02%
^Jacob's Towing, Inc.	Support Activities for Transportation	Term Loan	Prime plus 2.75%	11/17/2027	50.0	50.0	45.5	0.02%
^Ian Winterbotham dba Furnishing America	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	11/17/2027	253.9	253.9	220.8	0.08%
^H & H Hotshot Services, Inc.	Couriers and Messengers	Term Loan	Prime plus 2.75%	11/16/2027	70.0	70.0	63.5	0.02%
Murf & Sons LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/16/2027	60.1	60.1	55.1	0.02%
^J R Wholesale Tires & Auto Center, LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/15/2042	13.5	13.5	14.4	0.01%
^Marcaco LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	11/15/2042	677.5	677.5	701.0	0.25%
^Auto Rx LLC,J&P Auto Repair Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/15/2042	196.3	196.3	207.2	0.07%
Paramount Dance Studios Inc. and Homestead Dance Supply	Educational Services	Term Loan	Prime plus 2.75%	5/14/2043	216.0	216.0	229.7	0.08%
^GFA International Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/13/2027	93.8	93.8	95.9	0.03%
^Wing King at the Gardens LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/10/2027	9.8	9.8	8.5	—%
^Linqserv Inc.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	11/9/2027	617.5	617.5	581.9	0.21%
^Bobcatt Solutions, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/8/2027	95.0	95.0	88.8	0.03%
^Hofgard & Co, Inc dba Hofgard Benefits and James Marsh	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	11/8/2027	14.9	14.9	13.0	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^JNP Delivery Inc	Couriers and Messengers	Term Loan	Prime plus 2.75%	11/7/2027	112.5	112.5	104.0	0.04%
^Street Magic Enterprise LLC dba New Lisbon Travel Mart	Gasoline Stations	Term Loan	Prime plus 2.75%	11/7/2042	420.0	420.0	428.8	0.15%
^His Loving Hands Christian Academy, Inc.	Social Assistance	Term Loan	Prime plus 2.75%	11/6/2042	91.8	91.8	95.2	0.03%
^S & S Auto Body Shop Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/3/2042	165.0	165.0	173.8	0.06%
^Sterling Campbell Insurance Agency, Inc	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	11/3/2027	7.5	7.5	6.5	—%
^Top Quality Dent Service LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/2/2027	6.0	6.0	5.2	—%
^American Reclamation LLC	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	11/1/2027	7.5	7.5	7.3	—%
^ Edge Studios Inc Radiant Yoga LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/1/2027	66.3	66.3	58.9	0.02%
Berza TLG,LLC dba The Little Gym of Lake Charles	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/31/2027	24.3	24.3	21.9	0.01%
^Rachael Reel dba Rachel Reel Insurance Age	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	10/31/2027	7.5	7.5	6.5	—%
^The Five Lakes LLC	Educational Services	Term Loan	Prime plus 2.75%	10/30/2042	474.4	474.4	505.5	0.18%
^Die Hard Used Car Sales	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/30/2042	56.2	56.2	59.9	0.02%
^Hip Hop Style Inc dba Serene Haven	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/27/2027	16.5	16.5	14.8	0.01%
^Blue Eagle Transport Inc , Golden Eagle Transport, Inc & Green Eagle Transport	Couriers and Messengers	Term Loan	Prime plus 2.75%	10/27/2027	37.3	37.3	33.4	0.01%
^Sage Oil LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	10/27/2027	9.9	9.9	8.8	—%
^Ashore Ventures Inc dba PuroClean Professional Restoration	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/27/2027	14.5	14.5	12.9	—%
^Cardinal Homes, Inc	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	10/27/2027	108.8	108.8	110.9	0.04%
^Suzie LLC dba Tony D's Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/25/2042	87.4	87.4	91.6	0.03%
^White Walker LLC dba Frenchette	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/25/2027	276.6	276.6	282.9	0.10%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Grand Blanc Lanes, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/25/2027	14.9	14.9	15.3	0.01%
^Schafer Fisheries Inc	Food Manufacturing	Term Loan	Prime plus 2.75%	10/25/2027	34.9	34.9	35.7	0.01%
^The Jig, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/24/2042	75.7	75.7	78.0	0.03%
^Action Physical Therapy Yoga and Wellness Center Inc.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/24/2027	22.4	22.4	21.6	0.01%
^Florida Apnea Diagnostics LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/20/2027	155.3	155.3	137.6	0.05%
^Berens & Miller P. A.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/19/2027	149.1	149.1	129.7	0.05%
^Alpha Auto Sales, LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/19/2027	79.5	79.5	81.3	0.03%
^Island Refrigeration & AC Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/18/2042	141.5	141.5	143.6	0.05%
Looky Enterprises, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/18/2027	17.2	17.2	16.5	0.01%
^H and K Dry Cleaning LLC, Quintero Shopping Center LLC, Aqua Laundry	Electronics and Appliance Stores	Term Loan	7.75%	10/17/2042	66.8	66.8	71.2	0.03%
^Blueridge Armor LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	10/17/2027	8.2	8.2	7.6	—%
^Albas Bar & Grill LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/13/2042	44.9	44.9	44.0	0.02%
^Cortez Landscaping, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/13/2027	19.1	19.1	17.6	0.01%
^Crawfordsville Fitness LLC dba Planet Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/13/2027	123.4	123.4	110.1	0.04%
^On Call Services LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	10/13/2027	17.9	17.9	18.3	0.01%
^JD Ventures LLC and JD Roof Co LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/12/2027	22.4	22.4	19.9	0.01%
Pro Anderson, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/11/2027	19.3	19.3	17.5	0.01%
^Sandbox Ventures LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/11/2027	18.6	18.6	18.1	0.01%
^Eye Optique Inc.	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	10/5/2027	14.9	14.9	13.0	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Ains Holding Company LLC	Management of Companies and Enterprises	Term Loan	Prime plus 2.75%	10/2/2027	80.8	80.8	72.1	0.03%
^Becky Lou Corp dba Rent A Center	Rental and Leasing Services	Term Loan	Prime plus 2.75%	10/2/2027	90.7	90.7	83.8	0.03%
^Dan Cline Transport Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	9/29/2030	997.5	997.5	895.7	0.32%
^Lone Star Hardware and Home Decor, LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/29/2027	71.7	71.7	62.6	0.02%
^Threads of Time LLC	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	9/29/2042	137.2	137.2	137.7	0.05%
^Miechella Suzette Decker	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/29/2042	99.8	99.8	106.2	0.04%
^Harco Metal Products Inc	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	9/29/2042	490.8	490.8	474.1	0.17%
^Chicago American Manufacturing LLC, Dockside Steel Processing, LLC	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/29/2042	1,249.3	1,249.3	1,276.6	0.46%
^Sashshel Corporation	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/29/2042	212.0	212.0	225.8	0.08%
^Dr Richard Rolle JR, PLLC dba Rolle Oral & Facial Surgery PLLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/29/2042	873.9	873.9	871.8	0.31%
^Cagwin Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	9/29/2042	324.2	324.2	339.1	0.12%
^Pets A Go Go LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/28/2042	197.6	197.6	204.1	0.07%
^Rhode Island Tennis Management LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2042	548.6	548.6	549.6	0.20%
^Moreno Brother's Inc.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/28/2027	14.8	14.8	12.9	—%
^National Media Services, Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/28/2027	18.5	18.5	16.1	0.01%
^Rhode Island Tennis Management LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2042	382.0	382.0	382.8	0.14%
^Nicholson Lumber Co Inc.	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/28/2030	213.3	213.3	211.4	0.08%
^Complete Care IT LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/27/2027	14.6	14.6	12.7	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Technologist Inc	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/27/2027	429.4	429.4	410.0	0.15%
^Rollins Construction & Trucking LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	9/26/2027	337.2	337.2	330.4	0.12%
^Inspirations Food Design, Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/26/2042	464.9	464.9	472.1	0.17%
^JPS Arthur Kill Rd Bakery Corp dba Aunt Butches of Brooklyn	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/22/2027	22.2	22.2	19.5	0.01%
^KB Waterjet Cutting LLC	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/22/2027	10.1	10.1	9.2	—%
^Magnation Corporation	Utilities	Term Loan	Prime plus 2.75%	9/22/2027	49.4	49.4	50.5	0.02%
^Sallee Pro-Custom Fabrication Shop LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/21/2027	8.9	8.9	9.1	—%
^Excel, RP Inc.	Machinery Manufacturing	Term Loan	Prime plus 2.75%	9/20/2027	98.8	98.8	91.8	0.03%
^Denek Contracting Inc and Denek Leasing LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/20/2042	209.5	209.5	223.1	0.08%
^Max Home Deliveries, Inc	Couriers and Messengers	Term Loan	Prime plus 2.75%	9/20/2027	79.8	79.8	73.5	0.03%
CR Park Incorporated dba Define Body and Mind	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/20/2027	47.6	47.6	44.4	0.02%
^Sound Manufacturing, Inc. & Monster Power Equipment, Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/20/2027	197.8	197.8	188.3	0.07%
^Alpha Preparatory Academy LLC	Social Assistance	Term Loan	Prime plus 2.75%	9/20/2042	162.1	162.1	162.0	0.06%
^Montessori Community School	Social Assistance	Term Loan	Prime plus 2.75%	9/20/2042	390.8	390.8	384.2	0.14%
^Alexander Pierce Corporation	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/20/2042	623.4	623.4	626.8	0.23%
^NY Tent LLC & NY Tent Parent, LLC dba Tent Company of New York	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/20/2027	1,015.5	1,015.5	974.1	0.35%
^Imagine By Carleen, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/20/2027	7.4	7.4	7.2	—%
^Commonwealth Diagnostics International, Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/20/2027	1,250.0	1,250.0	1,277.5	0.46%
^Venus Pizza, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/20/2042	91.0	91.0	96.9	0.03%
^Insight Diagnostic Technologist Services	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/20/2027	299.4	299.4	270.7	0.10%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^CIS Big Dog, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/19/2027	60.5	60.5	60.8	0.02%
^Stone's Construction and Remodeling, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/19/2027	5.2	5.2	4.5	—%
^Party By Design Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/18/2042	1,203.7	1,203.7	1,199.5	0.43%
^Li Family Spokane LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/15/2042	383.5	383.5	398.4	0.14%
^SD Kickboxing LLC dba CKO Kickboxing Dan Diego	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/15/2027	39.5	39.5	35.9	0.01%
^Clark Realty LLC	Real Estate	Term Loan	Prime plus 2.75%	9/15/2027	61.8	61.8	57.0	0.02%
^Inglis Food Mart Inc.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/15/2027	22.2	22.2	22.2	0.01%
^Clinton Food Market LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	9/15/2042	262.2	262.2	264.4	0.09%
^Tarleton & Family Landscaping, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/15/2027	82.8	82.8	74.3	0.03%
^Alaska Motor Home Inc	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/13/2027	327.6	327.6	284.6	0.10%
^Fox Valley Rentals & Investments, LLC	Food Services and Drinking Places	Term Loan	Prime plus 3.75%	9/13/2027	7.4	7.4	7.5	—%
^Nails By Mercede LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/13/2027	14.1	14.1	13.2	—%
^Town & Country Transportation Co. and Popco, LLC.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/12/2042	168.3	168.3	179.3	0.06%
^Rajbai Maa Inc. dba Nara Lounge	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/12/2042	387.1	387.1	378.7	0.14%
^Morgan Lynn Kerstetter dba Catherine School of Dance	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/11/2027	7.4	7.4	7.6	—%
^Health & Performance Center, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/11/2027	20.2	20.2	17.5	0.01%
^Foxtail, LLC and Tottly New Services Corp	Social Assistance	Term Loan	Prime plus 2.75%	9/8/2042	290.5	290.5	294.0	0.11%
^Desert Ribs, LLC and Famous Charlie, LLC and Famous Freddie, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/8/2042	1,250.0	1,250.0	1,191.0	0.43%
^Echelon Planning Group, LLC dba Echelon Financial Services	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	9/8/2027	7.4	7.4	7.3	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Crazy Beatz Productions LLC	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 3.75%	9/7/2027	5.3	5.3	4.9	—%
^South Fulton Landscape & Nursery, Inc.	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/7/2042	99.8	99.8	106.2	0.04%
^Dreaming Big Learning Center Inc	Social Assistance	Term Loan	Prime plus 2.75%	9/5/2042	367.8	367.8	371.9	0.13%
^Big Coop's Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	9/1/2027	98.8	98.8	93.4	0.03%
^Blue Eagle Transport Inc, Greeneagle Transport Inc & Golden Eagle Transport	Couriers and Messengers	Term Loan	Prime plus 2.75%	8/31/2027	376.7	376.7	336.9	0.12%
^Evernook Valley Milk LLC	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	8/31/2042	640.1	640.1	643.7	0.23%
^Bark Life, Inc.	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	8/31/2027	22.1	22.1	19.2	0.01%
^The Pink Alli, LLC dba The Alli	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	8/30/2027	17.7	17.7	15.9	0.01%
^Busby Outdoor LLC	Real Estate	Term Loan	Prime plus 2.75%	8/29/2042	697.4	697.4	636.6	0.23%
^Busby Outdoor LLC	Real Estate	Term Loan	Prime plus 2.75%	8/29/2042	547.9	547.9	500.2	0.18%
^Parlay Disributors LLC	Educational Services	Term Loan	Prime plus 2.75%	8/25/2027	110.5	110.5	97.5	0.04%
^Lake County Tow LLC	Support Activities for Transportation	Term Loan	Prime plus 2.75%	8/25/2042	87.2	87.2	87.6	0.03%
^InUSA Ventures Inc dba InUSA Services	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	8/24/2027	24.6	24.6	21.3	0.01%
^Genuine Ventures LLC and Seaweed Ventures LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/24/2030	551.0	551.0	519.3	0.19%
^R & R Strength & Conditioning Corp dba Crossfit Light House Point	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/23/2042	82.2	82.2	87.5	0.03%
^Delicias de Minas Restaurant, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/22/2027	203.0	203.0	199.5	0.07%
^The Holder Grooup LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/22/2027	7.4	7.4	6.4	—%
^L&V Auto Sales, Inc.	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	8/21/2027	17.7	17.7	18.1	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^M.E. Interiors LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/21/2027	16.2	16.2	14.1	0.01%
^Damiano Global Corp	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/21/2027	22.1	22.1	20.9	0.01%
^Tier1Solutions, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/18/2027	18.4	18.4	16.6	0.01%
^Tony Herring & Associates, Inc	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	8/17/2027	7.4	7.4	6.4	—%
^Chester's World Enterprise LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/16/2027	22.1	22.1	20.1	0.01%
^D'Amato & Sons Construction, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/11/2027	8.1	8.1	7.4	—%
^HTP LLC dba Hot Tomatoes Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/11/2027	11.1	11.1	10.4	—%
^Roundhay Partners LLC and Roundhay Farming LLC	Crop Production	Term Loan	Prime plus 2.75%	8/8/2042	909.1	909.1	837.7	0.30%
^Splashlight LLC, Splashlight Photographic and Digital Studios, LLC	Management of Companies and Enterprises	Term Loan	Prime plus 2.75%	8/7/2027	491.2	491.2	442.3	0.16%
^L & J Corporate Services Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/4/2027	7.3	7.3	6.4	—%
^Furniture Masters Limited Liability Company	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/3/2027	8.8	8.8	7.7	—%
^HMG Strategy LLC,	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/2/2027	49.1	49.1	42.7	0.02%
^Bowl Mor LLC dba Bowl Mor Lanes	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/31/2027	7.3	7.3	6.4	—%
^Hope Health Care, LLC	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	7/31/2027	10.3	10.3	8.9	—%
^Royal Blue Investments, Inc. and Cleland Pharmacy LLC	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	7/31/2042	52.7	52.7	55.1	0.02%
^Raffi's Inc dba Atlantic Auto Center	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/31/2027	13.9	13.9	13.9	—%
^Sharon G McMillen, MA Psychologist, Inc.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/28/2027	18.2	18.2	15.8	0.01%
^Work of Heart Inc.dba Little Nest Portraits	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/28/2027	50.0	50.0	43.7	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^HQTRONIC LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	7/27/2027	22.0	22.0	19.1	0.01%
^Oberon IT, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/26/2027	213.6	213.6	196.7	0.07%
^Gilles Peress Studio LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/25/2027	61.0	61.0	53.0	0.02%
^Ocean Trans LLC	Truck Transportation	Term Loan	Prime plus 2.75%	7/21/2027	36.6	36.6	31.8	0.01%
^Obok LLC	Food Manufacturing	Term Loan	Prime plus 2.75%	7/21/2027	11.7	11.7	11.0	—%
^Lil Tots' Learning Center LLC	Social Assistance	Term Loan	Prime plus 2.75%	7/21/2042	47.3	47.3	47.6	0.02%
^Nova Solutions, Inc.	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	7/19/2027	24.4	24.4	24.0	0.01%
^Webb Eye Associates, PA	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/19/2027	72.4	72.4	69.2	0.02%
^Matrix Z LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 3.75%	7/19/2027	7.3	7.3	7.6	—%
^Aitheras Aviation Group, LLC, Aitheras Aviation Group, LLC	Air Transportation	Term Loan	Prime plus 2.75%	7/18/2027	805.2	805.2	704.2	0.25%
^Wildflour Bakery & Cafe, LLC	Food Manufacturing	Term Loan	Prime plus 2.75%	7/17/2027	22.0	22.0	22.5	0.01%
^Florida Home and Kitchen LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/14/2027	11.7	11.7	10.2	—%
^Koep Companies dba Pipestone True value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	7/14/2042	324.9	324.9	320.7	0.12%
^Rocks Auto Exchange LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	7/13/2027	14.6	14.6	12.7	—%
^McCord Holdings, Inc. dba Fast Signs 176101	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/7/2027	18.3	18.3	16.3	0.01%
^Thrifty Market Inc dba Thrifty Foods	Food and Beverage Stores	Term Loan	Prime plus 2.75%	7/6/2027	100.1	100.1	91.1	0.03%
^New Chicago Wholesale Bakery Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	6/30/2027	14.6	14.6	13.9	—%
^Safeguard Construction Company, Inc.	Construction of Buildings	Term Loan	Prime plus 2.75%	6/30/2027	74.0	74.0	63.5	0.02%
^The Country House Restaurant, LLC and Pelton Real Estate, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2042	49.7	49.7	51.5	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Qycell Corporation	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/30/2027	74.0	74.0	75.3	0.03%
^J. T. O'Neill Company, L.L.C	Real Estate	Term Loan	Prime plus 2.75%	6/30/2027	14.6	14.6	12.5	—%
^Hamilton & Associates Real Estate and Investments Firm LLC	Real Estate	Term Loan	Prime plus 2.75%	6/30/2042	53.7	53.7	54.5	0.02%
^BQRS, Inc. DBA Gresham Meineke Car Care Center	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/30/2027	60.7	60.7	53.2	0.02%
^JWH Designs, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/30/2027	103.1	103.1	88.5	0.03%
^Veola's Day Spa and Wellness Center Inc.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/30/2027	8.9	8.9	8.0	—%
^J&M Civil Construction Services LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/30/2027	97.2	97.2	83.4	0.03%
^Best Bees Company	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	6/29/2027	21.8	21.8	18.7	0.01%
^Greensboro Plastic Surgical Associates, PA	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/29/2042	574.7	574.7	572.1	0.21%
^Ocean Trans LLC and Dehal Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	6/29/2027	584.7	584.7	502.0	0.18%
^HG Ventures, Inc. dba Diamond Head Trucking	Truck Transportation	Term Loan	Prime plus 2.75%	6/29/2030	988.2	988.2	857.9	0.31%
^Malhame & Company Publishers & Importers Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/29/2027	87.5	87.5	75.2	0.03%
^Intellixion LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/29/2027	3.6	3.6	3.1	—%
^Steigelbauer Associates Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2027	299.9	299.9	305.3	0.11%
^Miguel Fernando Borda PA dba BGR Dental	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/29/2027	49.4	49.4	44.2	0.02%
^Oakhill Farms, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2030	98.0	98.0	100.2	0.04%
^ElKareh Brothers Investment, LLC, Best Choice Meats Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/29/2027	435.5	435.5	443.3	0.16%
^Foxhop Fitness, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/28/2027	90.3	90.3	78.4	0.03%
^Akal Express Inc. dba Truck Trailer Service Stop	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/28/2042	59.6	59.6	62.0	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Old Dominion Transportation Group, Inc.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	6/28/2027	1,099.8	1,099.8	966.4	0.35%
^Citibin, Inc.	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	6/27/2027	121.3	121.3	104.2	0.04%
^Auxiliary Systems Inc.,Sharrick Company, LLC & KMN, LLC	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	6/27/2030	240.3	240.3	239.6	0.09%
^WB Cleaners Inc. DBA $2.75 Cleaners	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/27/2027	21.8	21.8	21.5	0.01%
^Ains Holding Company, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/26/2027	1,141.1	1,141.1	1,003.3	0.36%
^Four Seasons Laser Center Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/26/2042	216.3	216.3	216.7	0.08%
^Rustic LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/23/2042	18.6	18.6	16.8	0.01%
^Vella Construction Enterprises, Inc. dba Vella Construction	Construction of Buildings	Term Loan	Prime plus 2.75%	6/23/2027	21.8	21.8	18.7	0.01%
^Northern Industries, LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/23/2042	57.4	57.4	60.8	0.02%
^Birches Group, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/22/2027	48.5	48.5	41.7	0.01%
^Tarver-Henley Inc. and Tar-Hen LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/21/2042	317.9	317.9	316.7	0.11%
^704 Meat Center Inc. dba El Mercado and La Plaza Mercado	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/20/2042	173.9	173.9	180.6	0.06%
^Sanabi Investment, LLC dba Oscar's Moving and Storage	Truck Transportation	Term Loan	Prime plus 2.75%	6/20/2027	120.4	120.4	109.1	0.04%
^Scarlet Spartan Inc.dba FastSigns of Brighton	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/19/2027	54.0	54.0	47.6	0.02%
^Don G. Timpton DDS & Associates PA and Indsaad Properties,LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/16/2042	397.4	397.4	383.2	0.14%
^JAM Media Solutions, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/15/2027	60.7	60.7	52.1	0.02%
^All Regional Recyclers of Wood LLC dba ARROW,Superior Carting, LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/15/2042	312.0	312.0	309.3	0.11%
^Tele Tax Express Inc., El Rancho Paiso, LLC and Nestor Romero	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/14/2042	91.9	91.9	95.0	0.03%
^Susan Hughes dba Aloha Junction B and B	Accommodation	Term Loan	Prime plus 2.75%	6/14/2042	61.6	61.6	65.4	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^ESA 365 Corp and Lucathor Realty LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/14/2042	22.4	22.4	22.7	0.01%
^Hull's Kitchen, LLC and HK Too, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/14/2042	95.8	95.8	101.0	0.04%
^Yachting Solutions LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/12/2027	115.2	115.2	108.3	0.04%
^Refoleen Inc dba Spice and Tea Exchange	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/8/2027	3.4	3.4	2.9	—%
^Earth First Recycling, LLC and 191 Clark Road, LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/5/2027	344.7	344.7	345.5	0.12%
^Skydive California, LLC	Educational Services	Term Loan	Prime plus 2.75%	6/2/2027	53.4	53.4	54.3	0.02%
^SCW, LLC dba Arthur Murray Dance Studio	Educational Services	Term Loan	Prime plus 2.75%	6/2/2042	145.0	145.0	145.7	0.05%
^Speaker City, Inc.and Speaker Town, LLC dba Rollin Thunder	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/1/2042	45.4	45.4	46.4	0.02%
^Impact Grounds Maintenance and Design, Inc. dba Impact Landscaping	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/31/2042	78.9	78.9	82.2	0.03%
^Ricnet III, Inc. dba Edible Arrangements	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/31/2027	14.3	14.3	12.5	—%
^Sage Oil LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	5/31/2027	21.7	21.7	18.9	0.01%
^Funtime, LLC and Universal Entertainment Group LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/31/2027	63.9	63.9	55.8	0.02%
^Haroon Baig,Inc.dba US1 Petrol	Gasoline Stations	Term Loan	Prime plus 2.75%	5/31/2042	261.9	261.9	277.8	0.10%
^Chet Lemon Enterprises LLC dba All American Sports	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/26/2042	786.2	786.2	833.9	0.30%
Swantown Inn & Spa LLC	Accommodation	Term Loan	Prime plus 2.75%	5/26/2042	81.9	81.9	86.9	0.03%
^Eagle Wood Works LLC	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	5/26/2027	11.6	11.6	10.6	—%
^Hurricane Group, Inc.	Other Information Services	Term Loan	Prime plus 2.75%	5/26/2027	72.3	72.3	62.1	0.02%
^Mitchell Auto Repair, LLC and and C&M Mitchell, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/26/2042	192.7	192.7	197.9	0.07%
^Demand Printing Solutions Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/25/2027	205.7	205.7	193.9	0.07%
^Beyond Waves A Unique Salon LLC and Lori Ann Carlson	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/25/2027	14.5	14.5	12.6	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Jung Design Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/25/2027	8.7	8.7	7.5	—%
^Abdul Naushad MD PC dba Advanced Pain Centers	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/25/2042	390.6	390.6	403.4	0.14%
^Locavore LLC dba Paloma Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/25/2027	48.2	48.2	43.0	0.02%
^Shaffer Automotive Repair, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/24/2030	133.5	133.5	125.0	0.04%
^Juliador Resources LLC DBA Cue Hair Salon and Skin Care	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/24/2027	21.9	21.9	18.8	0.01%
^Innovim, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/24/2027	325.4	325.4	279.4	0.10%
^Southeast Recycling, LLC and Southeast Land Holdings LLC dba 67 Motor	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	5/23/2042	179.9	179.9	189.1	0.07%
^Gill Express Inc. and Gill Express 2 LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/23/2042	336.1	336.1	333.7	0.12%
^Prestige Construction of Florida, LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	5/23/2042	333.7	333.7	326.0	0.12%
^Enfield Tractor & Equipment Co	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/19/2027	285.9	285.9	274.2	0.10%
^PS Camping, Inc. dba Prospectors RV Resort	Accommodation	Term Loan	Prime plus 2.75%	5/19/2042	255.7	255.7	269.8	0.10%
^GEM2K, LLC dba Precision Precast Group	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	5/19/2027	156.7	156.7	140.4	0.05%
^Hayden Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	5/19/2027	253.2	253.2	233.5	0.08%
^Tres K Deli,Grocery,Fruit and Meat Inc.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/19/2027	8.0	8.0	7.4	—%
^ Iron Men Home Repair, Inc. and Ironmen House Lifting Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/19/2042	577.9	577.9	585.9	0.21%
^J Harris Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	5/19/2027	18.8	18.8	17.9	0.01%
^New Image Building Services, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/18/2027	145.4	145.4	129.7	0.05%
^Bay Car Wash LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2042	119.8	119.8	121.8	0.04%
^Waterford Plumbing Co, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/18/2027	48.2	48.2	42.2	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Mr. B's Bicycles & Mopeds, Inc.	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	5/18/2042	145.6	145.6	146.8	0.05%
^Computech Computers Inc.	Educational Services	Term Loan	Prime plus 2.75%	5/17/2027	48.2	48.2	41.4	0.01%
^Arco Electrical Contractors Inc. dba Arco Construction Group	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/16/2027	347.9	347.9	319.7	0.11%
^Batter & Company,LLC dba Batter Co. Dessert Collection	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/16/2027	51.8	51.8	45.5	0.02%
^5 Stars Learning Center Inc	Social Assistance	Term Loan	Prime plus 2.75%	5/16/2042	61.3	61.3	61.9	0.02%
^Band Sawn Lumber,LLC and Nathan Ryan Adams	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	5/15/2042	112.8	112.8	111.6	0.04%
^Keys Armored Express, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/12/2027	38.6	38.6	34.6	0.01%
^Sanderson Distribution Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	5/12/2027	10.1	10.1	8.7	—%
^SG Linke LLC	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	5/12/2027	106.3	106.3	104.7	0.04%
^B G F Bobby Q's Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/11/2027	7.2	7.2	7.1	—%
^Estelle Finkel Educational Associates,LLC	Educational Services	Term Loan	Prime plus 2.75%	5/11/2027	115.1	115.1	98.8	0.04%
^Labmates,LLC	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	5/10/2027	96.4	96.4	92.3	0.03%
^NHS, LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/9/2027	85.3	85.3	76.7	0.03%
^NHS, LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/9/2042	21.7	21.7	20.4	0.01%
^Innovation Transport, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	5/9/2027	75.3	75.3	71.8	0.03%
^1872 Rosecrans, LLC dba Goodbar	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/9/2027	61.5	61.5	53.2	0.02%
^Arclay, LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	5/5/2030	142.6	142.6	131.4	0.05%
^Benchmark Building, Inc.	Construction of Buildings	Term Loan	Prime plus 2.75%	5/5/2027	21.7	21.7	18.6	0.01%
^Cable Management LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	5/3/2027	57.5	57.5	54.0	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Fine Arts Center of Easley, Inc. dba Midtown Music	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	5/2/2042	115.7	115.7	122.8	0.04%
^Zahmel Restaurant Suppliers Corp dba Cash & Carry; Zahners Hardware	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	4/28/2027	85.0	85.0	74.0	0.03%
^Love and Glory Learning Center, Inc.	Social Assistance	Term Loan	Prime plus 2.75%	4/28/2042	77.3	77.3	77.1	0.03%
^Georgia Productions Services LLC	Rental and Leasing Services	Term Loan	Prime plus 2.75%	4/28/2027	87.4	87.4	80.3	0.03%
^JMA Inc. dba Primecut and Mezzo; Primecut at Marquee	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/27/2042	220.4	220.4	233.8	0.08%
Sneads Ferry Foods, Inc. dba DQ Grill & Chill	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/27/2042	617.7	617.7	614.8	0.22%
^Asheville's Fun Depot, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/26/2027	83.9	83.9	85.4	0.03%
^Carl Joseph Johnston dba Viking Transport	Truck Transportation	Term Loan	Prime plus 2.75%	4/26/2027	31.2	31.2	29.6	0.01%
^Resident Research, LLC	Other Information Services	Term Loan	Prime plus 2.75%	4/24/2027	84.6	84.6	72.6	0.03%
^Getting Even LLC dba The Zoo Health Club	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/21/2027	7.2	7.2	6.4	—%
^Ralph's Hair Salon, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/21/2042	49.5	49.5	50.6	0.02%
^M.E. Interiors LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/20/2027	133.3	133.3	114.5	0.04%
^MJ and M Home Improvements LLC DBA House Doctors	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/20/2027	19.7	19.7	17.2	0.01%
^Condron Brothers LLC DBA Luv 2 Play	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/19/2027	114.6	114.6	103.5	0.04%
^Affordable Auto Transport LLC	Truck Transportation	Term Loan	Prime plus 2.75%	4/17/2027	12.2	12.2	11.3	—%
^Carpeteria (Markarian) Co.	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	4/13/2027	127.3	127.3	126.6	0.05%
^Bloomer Machine & Fab, Inc and Dale Stertz Properties	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	4/13/2042	203.6	203.6	210.9	0.08%
^Butternuts Beer and Ale LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	4/12/2027	70.7	70.7	71.9	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Citizens Lanes, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/31/2042	614.9	614.9	651.8	0.23%
^The Altitude Group, LLC and Core Home Security, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/31/2027	47.7	47.7	40.9	0.01%
^Golden Hen Inc. dba Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/31/2027	61.8	61.8	53.7	0.02%
^Shelter Harbor Inn, Inc.	Accommodation	Term Loan	Prime plus 2.75%	3/31/2042	205.8	205.8	218.2	0.08%
^Landmark Ventures USA, Inc.	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	3/31/2027	178.8	178.8	153.4	0.06%
^MIT LLC	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/31/2042	86.8	86.8	92.0	0.03%
^Applied Integrated Technologies, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/31/2027	119.3	119.3	102.3	0.04%
^Bear Trail Lodge LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/31/2042	548.0	548.0	574.2	0.21%
^KWG Industries LLC dba Peterson & Marsh Metal Industries	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/30/2027	28.6	28.6	28.1	0.01%
^Sea Smoke Barbeque, Corp and Danwen LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/30/2042	233.4	233.4	236.7	0.09%
^Signature Rooms, Inc dba Gallery Furniture	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	3/30/2042	491.7	491.7	517.6	0.19%
^Schafer Fisheries Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	3/30/2042	247.1	247.1	261.9	0.09%
^Discount Price, LLC dba Robert's Market	Gasoline Stations	Term Loan	Prime plus 2.75%	3/29/2042	204.6	204.6	209.3	0.08%
^Douglas K. Soderblom . dba Loma Linda Optometry	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/29/2027	95.4	95.4	86.2	0.03%
^First Sail Group Inc. and Omen Board Industires LLC	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/29/2027	19.1	19.1	17.6	0.01%
^Gauri Hospitality Group LLC dba Microtel Inns & Suites by Wyndham	Accommodation	Term Loan	Prime plus 2.75%	3/29/2042	1,047.6	1,047.6	1,102.0	0.40%
^H and H Hotshot Services, Inc. dba AA Hotshot & Logistics	Couriers and Messengers	Term Loan	Prime plus 2.75%	3/29/2030	94.5	94.5	82.0	0.03%
^American Pharmaceutical Innovation Company, LLC	Chemical Manufacturing	Term Loan	Prime plus 2.75%	3/28/2027	28.6	28.6	24.6	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Heil & Hornik LLC dba Elysium Tennis	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/27/2042	921.7	921.7	926.9	0.33%
Pecos Entertainment LLC dba State Theater and Pecos Inn LLC	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	3/27/2042	410.9	410.9	435.5	0.16%
^Ericon Inc. dba Quik Pik	Gasoline Stations	Term Loan	Prime plus 2.75%	3/24/2027	59.6	59.6	57.6	0.02%
^Robert Dixon PA dba Law Offices of Robert Dixon	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/24/2042	422.8	422.8	445.2	0.16%
^Denton Bio Fuels LLC and American Bio Source LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/23/2027	56.5	56.5	51.6	0.02%
^Color Graphic Press, Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/23/2027	114.4	114.4	116.4	0.04%
JBK Truck Trailer and Bus Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/23/2042	85.3	85.3	86.0	0.03%
^Executive Fitness & Nutrition Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/23/2027	19.3	19.3	19.0	0.01%
^Baton Rouge Cargo Services Inc. and 6507 Westport, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	3/22/2042	637.8	637.8	659.9	0.24%
^Vehicle Safety supply LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/21/2027	21.5	21.5	18.4	0.01%
^J Sivilis LLC dba Pet Wants	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/17/2027	11.7	11.7	10.4	—%
^The Purple Cow House of Pancake Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/16/2042	159.9	159.9	169.5	0.06%
^Reservoir International LLC	Educational Services	Term Loan	Prime plus 2.75%	3/16/2027	95.4	95.4	88.7	0.03%
^Texcor, Inc.dba Texas Corral,Texas Coral Restaurants II, Inc. T.C. of	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/16/2027	287.0	287.0	291.9	0.10%
Alive Design, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/13/2027	22.0	22.0	18.8	0.01%
^1MTX LLC and Sunrise Transportation and Logistics, LLC and Mustafa M	Truck Transportation	Term Loan	Prime plus 2.75%	3/13/2027	671.0	671.0	575.5	0.21%
^Dwayne Bernard Tate	Truck Transportation	Term Loan	Prime plus 2.75%	3/10/2027	10.0	10.0	9.2	—%
^Elegant Occasions, LLC dba E Productions	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/10/2042	584.4	584.4	590.8	0.21%
^Anthony LLC dba Star of Woodward Market	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/9/2042	114.2	114.2	121.1	0.04%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^E & P Holdings 1 LLC and Evans & Paul Unlimited Corp.	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	3/9/2027	119.2	119.2	104.7	0.04%
^Allegro Assisted Living Of Texas	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	3/6/2027	91.6	91.6	93.1	0.03%
^Robbie E. Bakery and Cafe LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/3/2027	59.6	59.6	51.1	0.02%
^Podium Auto Sales Inc and RRS Property, LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/3/2042	90.0	90.0	90.3	0.03%
^SSI Refrigerated Express Inc. and Robert M Stallone dba SSI Express	Truck Transportation	Term Loan	Prime plus 2.75%	2/28/2027	223.2	223.2	191.4	0.07%
^Weeping Willow Kennels, Inc and Aileen N Black	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2042	138.7	138.7	142.2	0.05%
^Getting Even LLC dba The Zoo Health Club	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2027	91.2	91.2	81.7	0.03%
^Total Document Solutions Inc and,TDS Services, LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	2/27/2030	301.5	301.5	278.2	0.10%
^Teracore Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/27/2027	155.1	155.1	133.0	0.05%
^John Finn Associates LLC, Greenslate LLC, Finn Technology, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/27/2027	639.5	639.5	616.1	0.22%
^McNally Enterprises Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	2/27/2027	61.6	61.6	55.1	0.02%
^B & J Bicycle Shop Inc.	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	2/24/2027	14.2	14.2	14.5	0.01%
^TMJ Pizza Mesa LLC dba Rosati's Pizza Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/24/2027	101.8	101.8	95.2	0.03%
^3W Enterprises LLC	Textile Product Mills	Term Loan	Prime plus 2.75%	2/24/2042	80.9	80.9	81.9	0.03%
^Victorian Restaurant and Tavern, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/22/2042	106.4	106.4	105.3	0.04%
^DER Services, LLC dba A.K.A. Sports	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	2/17/2042	39.7	39.7	42.0	0.02%
^Bike Slug, LLC, Bike Slug Holdings Inc. and Seven Rivers Group ,LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/17/2027	18.5	18.5	15.8	0.01%
^Ameritube, LLC and Ravone Properties, LLC	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	2/14/2042	183.3	183.3	194.3	0.07%
^R&S Barnes Enterprises, Inc. dba Massage Envy Spa	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/10/2027	88.8	88.8	77.2	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Baton Rouge Cargo Services Inc. and 2808 Court Street, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	2/10/2042	245.1	245.1	253.7	0.09%
^Sushiya Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/10/2027	17.8	17.8	15.8	0.01%
^Select Propane & Fuel Inc. and Select Fuel & Convenience LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	2/10/2030	1,208.1	1,208.1	1,114.5	0.40%
^Maximo Canot dba Wash and Dry Laundrymat	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/10/2042	136.3	136.3	141.5	0.05%
^Marvic Enterprises Inc dba Jordan's Liquor	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/10/2042	216.9	216.9	223.0	0.08%
^Harrison Logging Company LLC	Forestry and Logging	Term Loan	Prime plus 2.75%	2/9/2027	100.7	100.7	91.5	0.03%
^8 Minute Oil Change Auto Repair & Tire Center and Jumir L.L.C.	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/7/2042	324.7	324.7	321.8	0.12%
^Christopher Borgia	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/6/2027	12.2	12.2	10.7	—%
^Splashlight LLC, Splashlight Photographic & Digital Studios LLC	Management of Companies and Enterprises	Term Loan	Prime plus 2.75%	2/2/2027	710.7	710.7	633.5	0.23%
^DBMS Consulting, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/1/2042	183.2	183.2	181.7	0.07%
^Brandco, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/31/2027	41.2	41.2	35.3	0.01%
^Chidlren's House Learning, Inc and Tarps Investment Group	Social Assistance	Term Loan	Prime plus 2.75%	1/31/2042	318.3	318.3	321.5	0.12%
AP6 LLC and Amishp LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/30/2042	107.1	107.1	113.5	0.04%
^Fave Realty, Inc.	Real Estate	Term Loan	Prime plus 2.75%	1/30/2042	53.9	53.9	55.1	0.02%
^ZMKNY Tires Inc dba Houston International Tires	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	1/27/2042	106.4	106.4	112.8	0.04%
House of Bread & Coffee Corp dba Casa Do Pao	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/27/2042	134.6	134.6	132.0	0.05%
^SRC Publishing LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	1/27/2027	21.2	21.2	18.2	0.01%
^Return to Excellence Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	1/27/2027	16.7	16.7	17.0	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Sideways Sports Lounge and Jonathan E. McGrew and Patricia C. McGrew	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/23/2027	17.0	17.0	14.5	0.01%
^Fox Valley Rentals & Investments LLC and Brian M Tomaszewski	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/20/2042	42.0	42.0	42.2	0.02%
^Rhone Wolf Vineyard LLC, Goldline Brands Inc. and Myka Cellars, Inc.	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	1/19/2030	240.5	240.5	223.1	0.08%
^Jolibe LLC and Jolibe Atelier LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/18/2027	9.9	9.9	8.8	—%
^Eickmann Management Group LLC dba Jimmy Johns of Dundee	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/17/2027	93.0	93.0	91.7	0.03%
^Ramjay Inc.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	1/13/2027	412.2	412.2	375.7	0.13%
^Fullbro Trust dba Menemsha Blues	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	1/13/2027	21.2	21.2	21.6	0.01%
^Echelon Enterprises, Inc	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	1/10/2027	47.1	47.1	47.9	0.02%
^Fort Smith Wings Inc. dba Wing Stop	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/28/2026	18.2	18.2	16.4	0.01%
^Sand Hill Associates, Ltd. dba Charlie O's Tavern on the Point	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/27/2041	417.1	417.1	415.6	0.15%
^Joshua L. Baker	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	12/23/2026	14.7	14.7	12.6	—%
^Jacliff Investments Inc. dba International health Technologies	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	12/23/2026	116.9	116.9	100.1	0.04%
^New Image Building Services, Inc.dba The Maids Servicing Oakland	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/21/2026	40.9	40.9	36.5	0.01%
^Chestnut Street Associates, LLC and Metropolitan Solutions, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/19/2041	271.4	271.4	263.1	0.09%
^Means Enterprises LLC dba FastFrame Frisco	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/16/2026	21.0	21.0	18.3	0.01%
^Soon Im. Chin dba Stan C-Store	Gasoline Stations	Term Loan	Prime plus 2.75%	12/15/2041	209.7	209.7	218.7	0.08%
^Sempco, Inc.	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/15/2041	41.5	41.5	43.9	0.02%
^Allied Welding Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2041	741.6	741.6	735.2	0.26%
^Ericon, Inc. dba Quik Pik	Gasoline Stations	Term Loan	Prime plus 2.75%	12/15/2041	328.5	328.5	330.1	0.12%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^White Hawk Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	12/15/2026	1,028.4	1,028.4	881.1	0.32%
^Elita 7, LLC	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	12/15/2041	703.2	703.2	722.6	0.26%
^New Chicago Wholesale Bakery, Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	12/15/2041	446.9	446.9	445.0	0.16%
^Techni-Pro Institute LLC	Educational Services	Term Loan	Prime plus 2.75%	12/15/2026	177.6	177.6	157.1	0.06%
^Trison Enterprises Inc.dba Lee's Automotive	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/14/2041	402.2	402.2	409.8	0.15%
^Cardinal Homes Inc. and Bret A Berneche	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	12/14/2041	119.7	119.7	126.2	0.05%
^HMG Strategy, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/14/2026	46.7	46.7	40.1	0.01%
^D and E Hardware Co. and D and E Pump Sales and Service	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/14/2041	521.7	521.7	523.0	0.19%
^Cardinal Homes Inc,.Alouette Holdings Inc.	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	12/14/2026	996.8	996.8	1,010.8	0.36%
^AGG Management Team LLC dba Chevron	Gasoline Stations	Term Loan	Prime plus 2.75%	12/14/2041	283.8	283.8	300.6	0.11%
^Wayfarer Bicycle LLC	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	12/13/2041	91.3	91.3	89.6	0.03%
^Success Advertising Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/13/2041	460.4	460.4	480.9	0.17%
^Roast Beef Levittown LLC dba Arby's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/13/2026	439.4	439.4	446.5	0.16%
^Queen Express LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	12/13/2041	185.1	185.1	193.5	0.07%
^Mack Team Enterprises Inc.dba The UPS Store #6815	Couriers and Messengers	Term Loan	Prime plus 2.75%	12/9/2026	19.1	19.1	17.2	0.01%
^Recycling Revolution,LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/9/2041	91.0	91.0	91.2	0.03%
^Myndshft Technologies LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/9/2026	724.6	724.6	648.9	0.23%
^New Life Hospital LLC	Hospitals	Term Loan	Prime plus 2.75%	12/8/2041	1,184.9	1,184.9	1,255.4	0.45%
^Imagine By Carleen Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/8/2041	51.8	51.8	52.4	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Hanson's Greeks LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/8/2026	10.5	10.5	10.7	—%
^Yachting Solutions LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/7/2029	68.1	68.1	64.7	0.02%
^T and B Boots Inc dba Takken's Shoes	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	12/7/2026	95.2	95.2	89.5	0.03%
^Lan Doctors, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/7/2026	222.5	222.5	219.7	0.08%
^Lilo Holdings LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/5/2026	14.9	14.9	13.5	—%
^The Lake Shore Hospitality Inc dba Dowagiac Baymont Inn & Suites	Accommodation	Term Loan	Prime plus 2.75%	12/5/2041	348.5	348.5	362.4	0.13%
^Ericon, Inc.	Gasoline Stations	Term Loan	Prime plus 2.75%	12/1/2041	717.9	717.9	725.3	0.26%
^Noso Development LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	12/1/2026	70.1	70.1	60.1	0.02%
^Quick Ship, LLC	Couriers and Messengers	Term Loan	Prime plus 2.75%	11/30/2026	9.7	9.7	8.4	—%
^Pebble Wood Lane, LLC and Good Sam's Assisted Living Residence, LLC	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	11/30/2041	66.6	66.6	70.5	0.03%
^Sharaz Shah DBA Thomas Jewelers	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	11/30/2026	7.5	7.5	6.4	—%
^Choe Trading Group, Inc.dba Rapid Printers of Monterey	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/30/2026	20.9	20.9	20.7	0.01%
^Studio Find It Georgia, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/30/2026	7.0	7.0	6.1	—%
^Imaginarium Foods LLC,	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2042	369.8	369.8	378.7	0.14%
^RD Management, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/30/2026	198.5	198.5	172.3	0.06%
^B4 Fitness LLC dba The Zoo Health Club	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/30/2026	20.9	20.9	18.7	0.01%
^Usman Jalil, LLC dba Food Mart	Gasoline Stations	Term Loan	Prime plus 2.75%	11/29/2041	229.9	229.9	224.9	0.08%
^Honor Mansion, Inc.	Accommodation	Term Loan	Prime plus 2.75%	11/29/2026	81.2	81.2	82.6	0.03%
^Access Staffing, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/29/2026	1,044.6	1,044.6	895.0	0.32%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^CRK Mens, LLC dba Spiff for Men	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/23/2026	99.2	99.2	86.8	0.03%
^WPN Recycling Company LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/23/2026	20.9	20.9	21.2	0.01%
^Hafa Adai Signs and Graphics LLC dba Fastsigns of Auburn -#281901	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/23/2026	55.7	55.7	48.4	0.02%
^Merchant Coterie, Inc.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	11/23/2026	116.1	116.1	99.4	0.04%
^6E Technologies LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/22/2026	159.9	159.9	148.2	0.05%
^Rognes Corp dba RTS	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	11/22/2026	360.0	360.0	331.0	0.12%
^Bouquet Restaurant LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/22/2041	123.2	123.2	125.2	0.04%
^J.B.K Truck Trailer and Bus Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/22/2041	428.7	428.7	430.9	0.15%
^Broms Asset Management LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	11/22/2026	116.1	116.1	99.4	0.04%
^Skaggs RV Outlet LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/21/2026	92.9	92.9	94.4	0.03%
^Catherine Christine Morin dba Purr-Fect Pets	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/17/2026	17.4	17.4	14.9	0.01%
^Stratmar Systems Inc dba Stratmar Retail Services	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/16/2026	63.6	63.6	64.6	0.02%
^Hoosier Health Plus, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/15/2026	116.1	116.1	109.9	0.04%
^J. A. Kohlhepp Sons, Inc. dba Kohlhepp's True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/10/2041	439.5	439.5	453.7	0.16%
^Hackensack Steel Corporation and Luzerne Ironworks Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/10/2026	224.7	224.7	228.4	0.08%
^Panther Ironworks and Rigging Solutions LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/10/2026	140.4	140.4	129.5	0.05%
^J. A. Kohlhepp Sons, Inc. dba Kohlhepp's True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/10/2026	175.3	175.3	174.7	0.06%
^MIK LLC dba Firehouse Subs	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/9/2026	189.3	189.3	164.5	0.06%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Rich's Food Stores LLC dba Hwy 55 of Wallace	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/9/2026	40.6	40.6	38.1	0.01%
^Bovill Creative,LLC	Real Estate	Term Loan	Prime plus 2.75%	11/9/2041	277.0	277.0	293.5	0.11%
^Dyer Properties, LLC and Bayview Pharmacy, Inc.	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	11/9/2041	237.0	237.0	236.0	0.08%
^Big Apple Entertainment Partners LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/9/2026	162.5	162.5	139.2	0.05%
^Surgarloaf Concepts LLC dba Fat Biscuit	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/8/2026	162.1	162.1	164.7	0.06%
^Fine Line Interiors, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/4/2041	80.6	80.6	85.4	0.03%
^131 Miles LLC and Ohm Shubh Laxmi, LLC. dba Mr Hero	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/3/2041	124.6	124.6	128.4	0.05%
^Veracruz Shabo, LLC, Waterfalls Quick Lube LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/1/2041	117.9	117.9	121.3	0.04%
^Glocecol LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/1/2026	69.6	69.6	70.7	0.03%
^Moolchan Enterprises LLC dba Staying Green	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2026	16.7	16.7	15.9	0.01%
^Bloomquist Communications Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2026	55.3	55.3	47.4	0.02%
^Middlesex Auto Sales Corp	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/31/2041	123.1	123.1	127.0	0.05%
^Woodstock Enterprises Corp dba True Scent Candle Co	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	10/31/2041	87.5	87.5	85.9	0.03%
^FibAire Communications, LLC	Telecommunications	Term Loan	Prime plus 2.75%	10/27/2026	99.7	99.7	92.1	0.03%
^Elite Structures Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/27/2029	215.7	215.7	211.5	0.08%
^Bonita Stone LLC and Castone Creations Inc	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	10/25/2041	260.2	260.2	261.2	0.09%
^Empire Processor Services Inc. and Verrazano Wholesale Dist., Inc.	Nonstore Retailers	Term Loan	Prime plus 2.75%	10/25/2026	121.0	121.0	123.0	0.04%
^Blakeslee Arpaia Chapman Inc and Chapman Construction Services LLC	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	10/24/2026	391.9	391.9	393.8	0.14%
^Eco Vehicle Systems LLC	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	10/21/2026	881.5	881.5	889.6	0.32%
^Worldwide Estate, Inc. dba Washington Heights Manor	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	10/21/2041	221.1	221.1	234.3	0.08%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Gold Wind Logistics LLC	Truck Transportation	Term Loan	Prime plus 2.75%	10/20/2041	173.3	173.3	183.6	0.07%
^Speaker City, Inc. dba Rollin Thunder	Electronics and Appliance Stores	Term Loan	Prime plus 2.75%	10/14/2041	123.1	123.1	126.4	0.05%
^Maine Service Corp	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	10/13/2026	190.4	190.4	179.6	0.06%
^Justin Partlow	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	10/13/2026	18.0	18.0	15.4	0.01%
^Reliable Recovery Services LLC	Support Activities for Transportation	Term Loan	Prime plus 2.75%	10/7/2026	103.7	103.7	95.0	0.03%
^Ailky Corporation	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	10/3/2026	230.5	230.5	203.1	0.07%
^Wyspen Corporation dba Charlestown Ace	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	10/3/2026	33.2	33.2	28.4	0.01%
^MegaPhase, LLC	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	9/30/2026	137.1	137.1	133.3	0.05%
^Seaway LLC and Reklaw LLC dba Allure Lounge	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2041	134.8	134.8	142.8	0.05%
^JJA Transportation Management Inc.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2026	48.0	48.0	41.1	0.01%
^Adelwerth Bus Corp.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2041	238.3	238.3	238.1	0.09%
^Adelwerth Bus Corporation, Transportation Leasing Corp.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2029	615.8	615.8	597.2	0.21%
^Vision Automotive LLC dba Vision Chrysler Jeep Dodge Ram of Defiance	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/29/2029	631.7	631.7	595.7	0.21%
^Thunderdome Racing Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/29/2026	17.4	17.4	17.4	0.01%
^Graphics,Type and Color Enterprises Inc dba Clubflyers.com and GTC Med	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	9/28/2041	833.4	833.4	882.5	0.32%
^Beadon Inc	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/28/2026	20.6	20.6	20.7	0.01%
^CNC Precision Machine, Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/28/2041	1,235.9	1,235.9	1,246.2	0.45%
^CD Game Exchange Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/28/2026	20.6	20.6	17.6	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Kyle M Walker DDS, PC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/27/2026	204.7	204.7	180.9	0.06%
^Reynolds Fence & Guardrail Inc.	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/27/2026	575.4	575.4	552.7	0.20%
^Luv 2 Play Nor Cal, LLC dba Luv 2 Play	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/27/2026	48.0	48.0	43.1	0.02%
^Luna Nueva LLC dba Bio Builders	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/27/2026	13.7	13.7	12.1	—%
^Sarah S Olelewe MD Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/26/2041	287.3	287.3	290.7	0.10%
^TPFC,LLC dbaThe Picture Frame Company	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/26/2041	57.6	57.6	58.4	0.02%
^Ridge Road Equestrian LLC dba Ricochet Ridge Ranch	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	9/26/2026	8.2	8.2	8.2	—%
^PeopleBest Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/26/2026	13.7	13.7	11.7	—%
^Mr. Mulch, Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/23/2041	397.8	397.8	377.1	0.14%
^B4 Fitness LLC dba The Zoo Health Club	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/23/2026	80.0	80.0	71.6	0.03%
^InformationTelevision Network Inc	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	9/22/2041	823.0	823.0	862.9	0.31%
^GRA Financial Services Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/22/2026	11.0	11.0	9.4	—%
^Cuppiecakes LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/21/2041	22.1	22.1	22.3	0.01%
^Wrecking Crew Media LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/21/2026	45.7	45.7	39.1	0.01%
^Benoit's Towing and Recovery LLC	Support Activities for Transportation	Term Loan	Prime plus 2.75%	9/20/2026	11.0	11.0	9.5	—%
^Consulting Solutions Inc. and Mark Luciani	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/20/2026	20.6	20.6	19.5	0.01%
^Brittany Burns LLC dba Dreams Come True	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/19/2026	12.0	12.0	12.2	—%
^Eyncon LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/16/2041	49.0	49.0	50.1	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^The Merrin Group LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/15/2026	159.9	159.9	154.8	0.06%
^Rich's Food Stores LLC dba Hwy 55 of Wallace	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/14/2026	133.1	133.1	124.9	0.04%
^Atlantic Alarm Systems and Services LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/14/2026	14.1	14.1	12.5	—%
^Metropet Dog Center, Inc	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/13/2041	107.1	107.1	109.8	0.04%
^Marquis Cattle Company	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	9/13/2026	46.1	46.1	46.9	0.02%
^Bingham Enterprises, Inc and Full Belli Deli and Sausage Company	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/12/2041	80.9	80.9	79.9	0.03%
^Artisan Infrastructure Holdings, LLC	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	9/7/2026	114.2	114.2	97.8	0.04%
^SRA Mechanicial Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/6/2041	42.9	42.9	45.3	0.02%
^Sandia Enterprises Inc dba Massage Envy Spa	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/6/2026	57.1	57.1	48.9	0.02%
^Animal Intrusion Prevention Systems Holding Company, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/30/2026	113.8	113.8	100.1	0.04%
^Suncrest Stone Products LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	8/29/2026	543.4	543.4	489.2	0.18%
^Suncrest Stone Products LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	8/29/2041	638.7	638.7	601.1	0.22%
^Clark Realty LLC	Real Estate	Term Loan	Prime plus 2.75%	8/29/2041	232.5	232.5	225.9	0.08%
^Raem Corporation dba Dryclean Express	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/29/2041	71.0	71.0	74.3	0.03%
^Warren Dale Warrington dba Custom Paint and Body	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/26/2041	99.1	99.1	102.2	0.04%
^TAGR Inc dba Miami Grill 137and John Nakis	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/26/2026	96.9	96.9	85.3	0.03%
^Albert Basse Associates Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	8/25/2026	56.7	56.7	57.6	0.02%
^Avery Management Inc. dba Whetstone Upholstery	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/25/2026	9.7	9.7	8.3	—%
^Dean Technology Inc	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	8/25/2041	379.0	379.0	398.7	0.14%
^Rosmel Pools Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/25/2026	20.4	20.4	17.9	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Tabadesa Associates Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/25/2026	20.4	20.4	17.5	0.01%
^TR Companies LLC dba True Value Rental and Liberty Rental 4 U	Rental and Leasing Services	Term Loan	Prime plus 2.75%	8/25/2026	81.7	81.7	69.9	0.03%
^Sambella Holdings, LLC and Strike Zone Entertainment Center LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/24/2041	492.0	492.0	517.3	0.19%
^Luv 2 Play Temecula, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/15/2026	54.4	54.4	46.6	0.02%
^Bear Creek Entertainment LLC dba The Woods at Bear Creek	Accommodation	Term Loan	Prime plus 2.75%	8/12/2041	402.0	402.0	400.8	0.14%
^2 Cool Beans LLC dba Menchies's Frozen Yogurt	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/11/2026	74.9	74.9	64.1	0.02%
^Grayson O Company	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	8/10/2041	611.9	611.9	643.6	0.23%
^Charal Investments LLC dba Orange Theory Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/10/2026	79.4	79.4	68.0	0.02%
^Paul Belanger dba Paul Belanger Landscaping	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/9/2026	13.6	13.6	11.6	—%
^Nicolette Reiser dba Comfort & Balance	Personal and Laundry Services	Term Loan	Prime plus 2.75%	7/29/2041	73.3	73.3	75.5	0.03%
^The Hungry Rhino LLC	Real Estate	Term Loan	Prime plus 2.75%	7/29/2041	74.5	74.5	75.3	0.03%
^USA General Investment LLC dba Braniff Paint and Body Shop	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/29/2026	20.3	20.3	18.0	0.01%
^303 Tower Drive LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/29/2041	391.2	391.2	405.7	0.15%
^Little Tree Huggers Child Care LLC	Social Assistance	Term Loan	Prime plus 2.75%	7/29/2041	136.8	136.8	144.8	0.05%
^Big Apple Entertainment Partners LLC dba Ripley's Believe It or Not	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/28/2026	270.3	270.3	231.3	0.08%
^676 Club LP dba The Green Door Tavern/The Drifter	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/28/2041	654.9	654.9	685.0	0.25%
^KJCKD Inc dba Camelot Print & Copy Centers/Copy A Second	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/28/2041	573.8	573.8	581.8	0.21%
^MacIver Corporation dba Division Camera	Rental and Leasing Services	Term Loan	Prime plus 2.75%	7/28/2026	1,133.9	1,133.9	1,077.0	0.39%
^Apple Tree NC Inc dba Williams Farm & Garden Center	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	7/28/2041	329.4	329.4	329.3	0.12%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Intrepid Trinity LLC	Nonstore Retailers	Term Loan	Prime plus 2.75%	7/28/2041	61.1	61.1	62.7	0.02%
^Kidtastic LLC dba The Little Gym of Audubon	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/27/2026	51.1	51.1	43.7	0.02%
^GF Libations Inc dba Minuteman Press	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	7/27/2041	38.6	38.6	34.8	0.01%
^EPEC Juice LLC dba Jamba Juice	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/27/2026	75.2	75.2	64.4	0.02%
^Pinco Pizza LLC dba Jet's Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/27/2026	66.6	66.6	66.3	0.02%
^JAG Unit 1, LLC dba Arooga's Grille House and Sports Bar	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/27/2026	112.6	112.6	96.4	0.03%
^Peckett's Inc	Crop Production	Term Loan	Prime plus 2.75%	7/27/2041	219.6	219.6	232.5	0.08%
^The Grasso Companies, LLC and Grasso Pavement Maintenance, LLC	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	7/26/2026	81.9	81.9	75.3	0.03%
^My Sainath Inc dba Motel 6	Accommodation	Term Loan	Prime plus 2.75%	7/22/2041	298.5	298.5	310.3	0.11%
^Robert G Larson State Farm Insurance	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/22/2026	20.3	20.3	17.3	0.01%
^J and D Resources LLC dba Aqua Science	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2026	117.6	117.6	101.8	0.04%
^Robert P Daniels dba Ginger and Friend's Peppermint Village Gift Shop	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	7/18/2026	14.2	14.2	12.1	—%
^Franklin Firm LLC dba Luv 2 Play	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/15/2041	169.9	169.9	172.5	0.06%
^Billingsworks LLC dba Spoon Shine Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2026	8.7	8.7	8.8	—%
^Takeuchi Commercial Cleaning Services, LLC dba We Clean San Diego	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/13/2026	41.7	41.7	35.7	0.01%
^Jacob Rugs LLC dba Rugs Outlet	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	7/13/2026	59.1	59.1	60.0	0.02%
^RM Hawkins LLC dba Pure Water Tech West	Nonstore Retailers	Term Loan	Prime plus 2.75%	7/7/2026	45.1	45.1	43.5	0.02%
^Dino Smiles Children's Cosmetic Dentistry	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/7/2026	12.8	12.8	11.3	—%
^Nevey's LLC dba Stark Food III	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/30/2041	287.9	287.9	304.5	0.11%
^Soregard Inc	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	6/30/2041	272.0	272.0	272.3	0.10%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Martin Inventory Management LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/30/2026	94.6	94.6	96.6	0.03%
^P L H Pharmaco Inc dba Farmacia San Jose	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	6/30/2026	155.7	155.7	157.2	0.06%
^Hartford Cardiology Group LLC and Ideal Nutrition of Connecticut LLC	Ambulatory Health Care Services	Term Loan	6.25%	6/30/2026	474.6	474.6	432.7	0.16%
^Desert Tacos LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2026	90.7	90.7	88.1	0.03%
^VMA Technologies LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/30/2026	20.2	20.2	18.2	0.01%
^Corning Lumber Company Inc and Frank R Close and Son Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/30/2029	181.2	181.2	187.1	0.07%
^Castone Creations Inc	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	6/29/2026	78.2	78.2	72.9	0.03%
^WGI, LLC dba Williams Grant Inn	Accommodation	Term Loan	Prime plus 2.75%	6/29/2041	128.1	128.1	132.8	0.05%
^Ninsa LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2041	109.8	109.8	117.4	0.04%
^KWG Industries, LLC dba Peterson & Marsh Metal Industries	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/29/2041	297.7	297.7	312.2	0.11%
^O.D.S. Inc dba Four Seasons Health & Racquet and Step 'N' Motion, Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/29/2026	125.2	125.2	115.2	0.04%
^E & P Holdings 1 LLC and Evans & Paul LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	6/28/2026	111.9	111.9	103.5	0.04%
^MaidPro Marin dba MaidPro	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/28/2026	15.7	15.7	14.1	0.01%
^Edge Pest Control LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/27/2026	670.7	670.7	604.2	0.22%
^All Printing Solutions, Inc. dba Pryntcomm	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	6/27/2041	533.1	533.1	536.5	0.19%
^Jumbomarkets Inc dba Rines Jumbomarkets	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/24/2026	44.7	44.7	40.3	0.01%
^El Basha Inc dba RPM West San Fernando Valley	Real Estate	Term Loan	Prime plus 2.75%	6/24/2026	16.7	16.7	15.1	0.01%
^Island Time Investments, LLC dba Swantown Inn Bed & Breakfast	Accommodation	Term Loan	Prime plus 2.75%	6/24/2041	98.8	98.8	105.7	0.04%
^Yellow Cab Company of Kissimmee Inc	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	6/24/2041	55.5	55.5	55.6	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Shooting Sports Academy LLC and Jetaa LLC dba Shooting Sports Academy	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/23/2041	486.3	486.3	494.3	0.18%
^Long Island Comedy LLC dba Governors and New York Comedy, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/23/2041	183.0	183.0	190.1	0.07%
^Visual Advantage LLC dba Signs Now Perryberg	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/23/2041	89.1	89.1	91.7	0.03%
^SNS of Central Alabama, LLC dba Steak N Shake	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/21/2026	51.4	51.4	48.7	0.02%
^Evergreen Investment & Property Management LLC ,Universal Kidney Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/20/2041	1,223.2	1,223.2	1,292.8	0.46%
^Italian Heritage Tile and Stone Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/20/2026	55.9	55.9	50.3	0.02%
^Bagelicious, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/17/2026	48.8	48.8	44.2	0.02%
^T and B Boots Inc dba Takken's Shoes	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	6/17/2026	204.5	204.5	208.9	0.08%
^NKJ Lusby Donuts LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/16/2026	20.1	20.1	18.1	0.01%
^Winegirl Wines LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	6/16/2026	10.1	10.1	10.3	—%
^Blue Eagle Transport Inc, Greeneagle Transport Inc and Golden Eagle Transport	Couriers and Messengers	Term Loan	Prime plus 2.75%	6/16/2026	506.1	506.1	455.9	0.16%
^Jai-Alexia Consulting, Inc.	Couriers and Messengers	Term Loan	Prime plus 2.75%	6/15/2026	10.6	10.6	9.5	—%
^Pumpkin Patch Child Care of Southington, LLC and Giuseppe Pugliares	Social Assistance	Term Loan	Prime plus 2%	6/15/2041	501.5	501.5	497.8	0.18%
^Strag Industries LLC dba Meineke Car Care Center 841	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/15/2026	13.4	13.4	12.9	—%
^Luv 2 Play AZ LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/10/2026	55.9	55.9	55.9	0.02%
^Refoleen Inc dba Spice and Tea Exchange	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/10/2026	77.4	77.4	69.8	0.03%
^VBGB Uptown, LLC dba VBGB Beer Hall & Garden	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/8/2026	75.1	75.1	67.7	0.02%
^ScimTech Industries Inc dba Archer Aerospace	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	6/6/2026	10.7	10.7	9.7	—%
^Larry H. Patterson and Rainbow Movers, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	6/6/2026	20.1	20.1	18.2	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Solvit Inc and Solvit North Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/3/2026	226.2	226.2	211.8	0.08%
^AP5 LLC dba Krauser's Food Store	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/2/2041	236.8	236.8	246.4	0.09%
^ATI Jet Inc	Air Transportation	Term Loan	Prime plus 2.75%	5/31/2026	460.4	460.4	430.3	0.15%
^Farmer Boy Diner Inc dba Farmer Boy Diner & Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/31/2026	44.4	44.4	45.3	0.02%
^Angelo Faia dba AVF Construction	Construction of Buildings	Term Loan	Prime plus 2.75%	5/27/2041	97.1	97.1	100.5	0.04%
^Premier Athletic Center of Ohio, Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/27/2026	77.7	77.7	79.3	0.03%
^Jack Frost Firewood Inc. and David Dubinsky	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/26/2041	201.0	201.0	207.0	0.07%
^Mersada Holdings LLC	Nonstore Retailers	Term Loan	Prime plus 2.75%	5/26/2026	299.6	299.6	305.9	0.11%
^Southwest Division Inc	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	5/26/2026	7.3	7.3	6.9	—%
^PennyLion LLC dba Creamistry	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/25/2026	72.8	72.8	67.1	0.02%
^International Kitchen Supply LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/25/2026	165.8	165.8	155.9	0.06%
^Groth Lumber Co. Inc. dba True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/25/2026	20.0	20.0	20.4	0.01%
^Powerspec Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/24/2026	77.7	77.7	70.0	0.03%
^Island Life Graphics Inc dba FASTSIGNS #576	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	5/24/2026	20.0	20.0	18.2	0.01%
^Horseshoe Barbecue, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/23/2029	12.4	12.4	12.8	—%
^Elderfriend Inc dba Granny Nannies dba GN Live Scan	Social Assistance	Term Loan	Prime plus 2.75%	5/20/2026	11.3	11.3	10.2	—%
^National Air Cargo Holdings Inc	Air Transportation	Term Loan	Prime plus 2.75%	5/20/2026	1,109.5	1,109.5	1,118.9	0.40%
^Pro Auto Repair LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/20/2026	6.6	6.6	6.6	—%
^HBA LLC dba Palmetto Twist-Vista	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2026	17.2	17.2	15.9	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^J&A Laundromat Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/18/2026	59.9	59.9	55.1	0.02%
^Dedicated Incorporated	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/18/2041	45.3	45.3	47.3	0.02%
^J Harris Trucking, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	5/13/2026	38.3	38.3	36.3	0.01%
^FJN Catering Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/13/2041	256.2	256.2	272.6	0.10%
^LED Lighting Enterprises LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/13/2026	20.0	20.0	18.4	0.01%
^Studio Find It Georgia Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/13/2026	20.0	20.0	18.5	0.01%
^Pumpkin Patch Inc and Christine Feliciano and Antonio Feliciano	Social Assistance	Term Loan	Prime plus 2.75%	5/12/2041	129.1	129.1	133.4	0.05%
^The Delon Group LLC dba I Love Juice Bar	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/12/2026	19.3	19.3	17.4	0.01%
^Sabir Inc. dba Bear Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/11/2041	120.8	120.8	127.3	0.05%
^Gator D'Lites LLC dba D'Lites Emporium	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/5/2026	20.0	20.0	18.0	0.01%
^Warner Home Comfort, LLC dba Smith Piping	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/29/2041	80.3	80.3	83.0	0.03%
^Keller, Fishback & Jackson LLP	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/29/2026	115.0	115.0	117.5	0.04%
^Marc S. Rosenberg P.C. dba Mammuth and Rosenberg	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/29/2026	19.8	19.8	17.9	0.01%
^Euro Car Miami LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	4/29/2026	55.1	55.1	56.2	0.02%
^Hard Exercise Works Winter Park LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/29/2026	35.9	35.9	32.3	0.01%
^La Nopalera Mexicano 2, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/29/2026	79.5	79.5	81.2	0.03%
^Loriet LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	4/29/2026	6.6	6.6	6.0	—%
^May-Craft Fiberglass Products Inc	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	4/29/2041	240.8	240.8	257.5	0.09%
^Alpha Omega Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	4/29/2041	171.0	171.0	182.9	0.07%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Scoler LLC dba Gold's Gym	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/29/2026	231.2	231.2	216.3	0.08%
^Empowerschool LLC and Empower Autism Academy, LLC	Social Assistance	Term Loan	Prime plus 2.75%	4/29/2041	147.8	147.8	158.0	0.06%
^Inner Beauty Salon and Suite LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/28/2041	63.2	63.2	67.2	0.02%
^Atlantic Restaurant Associates LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/28/2041	255.4	255.4	269.4	0.10%
^Costume World Inc	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	4/28/2041	1,219.4	1,219.4	1,304.0	0.47%
^Pecos Inn LLC dba Econo Lodge	Accommodation	Term Loan	Prime plus 2.75%	4/28/2041	657.0	657.0	692.9	0.25%
^Shepherd Appraisal Services LLC dba Property Damage Appraisers of Oklahoma	Real Estate	Term Loan	Prime plus 2.75%	4/28/2026	7.9	7.9	7.1	—%
^Knowledge First Inc dba Magic Years of Learning	Social Assistance	Term Loan	Prime plus 2.75%	4/27/2026	70.6	70.6	69.1	0.02%
^Green Country Filter Manufacturing LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	4/27/2026	75.4	75.4	69.4	0.02%
^Accent Comfort Services, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/26/2026	79.3	79.3	71.4	0.03%
^Homecare Casa Rhoda 123 Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2%	4/26/2041	654.6	654.6	656.7	0.24%
^Automotive Core Recycling, LLC and 828 Old Colony Road, LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	4/22/2041	243.2	243.2	244.5	0.09%
^McIntosh Trail Management Services Organization Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/22/2041	414.1	414.1	442.8	0.16%
^Jande Graphics LLC dba FastSigns #103201	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/21/2026	49.3	49.3	44.4	0.02%
^AAA Mill Direct, Inc. dba Carpet Mill Outlets	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	4/21/2026	6.9	6.9	7.1	—%
^Miguel Fernando Borda, P.A. dba BGR Dental	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/15/2026	19.8	19.8	18.3	0.01%
^Sushiya Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/12/2026	77.1	77.1	71.7	0.03%
^Sierra Foothill Cremation & Funeral Service, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/7/2026	46.7	46.7	42.1	0.02%
^Waterfalls Quick Lube LLC and Veracruz Shabo LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/6/2041	268.2	268.2	281.0	0.10%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^KNS Early Learning Academy LLC	Social Assistance	Term Loan	Prime plus 2.75%	4/6/2041	49.7	49.7	51.1	0.02%
^Vehicle Safety Supply LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/31/2026	19.7	19.7	17.7	0.01%
^Men of Steel Enterprises LLC and Vogelbacher Properties LLC	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/31/2041	382.2	382.2	379.9	0.14%
^Gill Express Inc and Blue Speed LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/31/2041	503.2	503.2	521.2	0.19%
^Dana A. Farley dba Independent Cabinets	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	3/31/2041	65.6	65.6	70.1	0.03%
^Christian Soderquist dba Soderquist Plumbing and Heating LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/31/2041	55.1	55.1	58.9	0.02%
^Duke's Cleaners Inc	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/31/2026	41.1	41.1	39.5	0.01%
^Farhad Brothers LLC dba Lulu's Pizzeria & Family Restaurant and Marvin	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/31/2026	54.8	54.8	49.3	0.02%
^Cameo Carter, MD A Professional Corporation dba The Garden Pediatric Group	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/31/2026	65.6	65.6	59.0	0.02%
^Gordon Rogers and Heidi Rogers dba Stone House Motor Inn	Accommodation	Term Loan	Prime plus 2.75%	3/30/2026	19.9	19.9	20.3	0.01%
^NOSO Development, LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	3/30/2026	163.9	163.9	147.5	0.05%
^Wyldewood Cellars, Inc.	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	3/30/2041	969.9	969.9	977.8	0.35%
^Tom Sawyer Country Restaurant LLC and AM 3208 LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/30/2041	250.5	250.5	264.9	0.10%
^MTS Car Service LLC	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	3/30/2026	9.2	9.2	8.3	—%
^Beale Street Blues Company-West Palm Beach, LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	3/30/2026	82.0	82.0	75.4	0.03%
^Barrocas Gym LLC dba Snap Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/29/2026	17.4	17.4	16.6	0.01%
^Vinmar Inc. dba Locanda Portofino	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/29/2026	71.0	71.0	63.9	0.02%
^Lust for Life Footwear, LLC	Leather and Allied Product Manufacturing	Term Loan	Prime plus 2.75%	3/29/2026	327.8	327.8	295.0	0.11%
^Atlantis of Daytona LLC and Pierre Mamane and Eva Mamane	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2%	3/29/2041	491.7	491.7	499.9	0.18%
^Marathon Engineering Corporation	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	3/28/2041	43.7	43.7	45.9	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^PHCDC1 LLC dba Quarter + Glory and Public House Collective, Corp.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/28/2026	43.8	43.8	41.3	0.01%
^ReNew Interior Surface Cleaning LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/28/2026	10.8	10.8	10.9	—%
^RCB Enterprises, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/25/2026	49.2	49.2	44.3	0.02%
^Revolution Physical Therapy LLC dba Apex Network Physical Therapy	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/25/2026	19.9	19.9	18.3	0.01%
^Excel RP Inc	Machinery Manufacturing	Term Loan	Prime plus 2.75%	3/25/2026	109.3	109.3	103.4	0.04%
^ActKnowledge, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/24/2026	109.3	109.3	111.5	0.04%
^International Construction Inc	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	3/24/2041	48.6	48.6	50.1	0.02%
^Lowgap Grocery & Grill LLC	General Merchandise Stores	Term Loan	Prime plus 2.75%	3/24/2041	162.7	162.7	173.9	0.06%
^Flooring Liquidators Inc and Premier Flooring Yonkers Inc and Flooring	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/24/2026	43.7	43.7	44.0	0.02%
^Acton Hardware LLC and Mark Allgood & Jamie Allgood	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/24/2041	484.7	484.7	491.8	0.18%
^Magnation Corporation and Misha Family Trust	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/22/2041	98.6	98.6	105.4	0.04%
^growth.period LLC and Potomac Recruiting LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/21/2026	136.6	136.6	122.9	0.04%
^Precious Care LLC and Precious Care Management LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/21/2026	488.0	488.0	441.6	0.16%
^Media Capital Partners, Inc	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	3/21/2026	19.7	19.7	17.7	0.01%
^Taylors Zinn Enterprises Inc dba Eons Auto Care Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/18/2041	78.4	78.4	83.2	0.03%
^ERT Group Inc and Curt's Tools Inspection Inc	Support Activities for Mining	Term Loan	Prime plus 2.75%	3/18/2041	1,229.8	1,229.8	1,269.0	0.46%
^Kekoa Enterprises Inc dba Signarama Sandy	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/18/2026	43.3	43.3	38.9	0.01%
^Mariam Diner Inc dba Country Kitchen Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/18/2026	45.9	45.9	41.3	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Brian T Rice dba BD Logging	Forestry and Logging	Term Loan	Prime plus 2.75%	3/17/2026	13.8	13.8	13.0	—%
^Demand Printing Solutions Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/16/2026	19.0	19.0	18.7	0.01%
^Evergreen Pallet LLC and Evergreen Recycle LLC	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	3/16/2026	918.7	918.7	864.7	0.31%
^K Soles Corp dba Max Collections	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/16/2026	19.7	19.7	17.7	0.01%
^LAN Doctors Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/16/2026	48.1	48.1	49.1	0.02%
^R & D Enterprises Inc dba My Pool Man	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/15/2026	43.7	43.7	39.3	0.01%
^Mustafa Inc and Raouf Properties LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/14/2041	73.0	73.0	77.2	0.03%
^HEWZ, LLC dba Hard Exercise Works	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/14/2026	19.6	19.6	17.7	0.01%
^Country Paint and Hardware Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/11/2026	76.4	76.4	70.0	0.03%
^Wilban LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/11/2026	94.2	94.2	92.6	0.03%
^Dupre Capital LLC dba Fastsigns	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	3/11/2026	51.1	51.1	45.9	0.02%
^Magill Truck Line LLC and Jeff J. Ralls	Truck Transportation	Term Loan	Prime plus 2.75%	3/11/2029	193.4	193.4	183.9	0.07%
^ABCs & 123s Infant and Child Care Center LP	Social Assistance	Term Loan	Prime plus 2.75%	3/11/2026	9.8	9.8	8.8	—%
^Accuair Control Systems LLC dba Accuair Suspension	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	3/11/2026	131.1	131.1	120.2	0.04%
^State Painting & Decorating Co., Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/10/2026	90.7	90.7	81.6	0.03%
^B.P.T.M. of NV LLC and Agentis Bros., LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/9/2041	510.0	510.0	529.5	0.19%
^Step Up Academy of the Arts LLC	Educational Services	Term Loan	Prime plus 2.75%	3/9/2026	7.0	7.0	6.3	—%
^A & A Auto Care LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/9/2026	10.8	10.8	10.7	—%
^Faith Summit Supply Inc dba Summit Supply and Summit True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/9/2026	19.7	19.7	18.7	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Swerve Salon LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/8/2026	69.1	69.1	62.1	0.02%
^J & W Hardwood Flooring Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/7/2026	6.6	6.6	5.9	—%
^Labmates LLC and POV Holdings LLC	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/4/2041	106.1	106.1	113.4	0.04%
^Hueston and Company CPA LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/4/2026	7.1	7.1	6.5	—%
^Almost Home Daycare LLC	Social Assistance	Term Loan	Prime plus 2.75%	3/3/2026	45.0	45.0	45.2	0.02%
^Miles of Smiles Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/2/2026	83.3	83.3	76.3	0.03%
^Living Essentials HVAC Corp	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/28/2026	13.0	13.0	11.8	—%
^Consulting Solutions, Inc. and Mark Luciani	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/28/2026	9.8	9.8	9.9	—%
^Powerpits CS1, LLC dba Pita Pit	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2026	16.3	16.3	15.3	0.01%
^Drug Detection Laboratories, Inc. and Minh Tran	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/28/2026	17.2	17.2	15.7	0.01%
^Doxa Deo Inc dba Luv 2 Play	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2026	95.1	95.1	88.0	0.03%
^The River Beas, LLC dba Subway and Punam Singh	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2041	131.7	131.7	139.6	0.05%
^Blackstones Hairdressing LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/23/2026	45.4	45.4	41.2	0.01%
^Aaradhya LLC dba Market Square Laundry	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/23/2026	69.4	69.4	62.5	0.02%
^R-No-Landscaping LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/19/2026	7.2	7.2	6.6	—%
^BER Enterprise 332 Inc dba Edible Arrangements	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/19/2026	19.5	19.5	17.7	0.01%
^R & K Contracting Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/18/2026	13.7	13.7	13.8	—%
^Pacific Coast Medical Group LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/17/2026	212.5	212.5	216.8	0.08%
^B for Blonde, LLC dba Blo Blow Dry Bar	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/12/2026	54.4	54.4	49.1	0.02%
^Gilmore Heights Dental Holdings, LTD and Chas Rob LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/12/2029	282.2	282.2	271.5	0.10%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Ei3 Corporation	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/12/2026	283.5	283.5	289.3	0.10%
^Jersey Shore Marina & Boat Sales, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/12/2041	607.0	607.0	648.7	0.23%
^Base USA, Inc.	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	2/2/2026	43.4	43.4	44.3	0.02%
^Zouk Ltd dba Palma	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/29/2026	19.4	19.4	19.8	0.01%
^Tammy Lavertue	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	1/28/2026	9.7	9.7	9.7	—%
^Wildflour Bakery & Cafe LLC	Social Assistance	Term Loan	Prime plus 2.75%	1/28/2026	53.8	53.8	54.3	0.02%
^SuzyQue's LLC dba SuzyQue's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/28/2026	19.4	19.4	19.8	0.01%
^New Image Building Services, Inc. dba The Maids serving Oakland	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/19/2026	71.6	71.6	67.0	0.02%
^Gendron Funeral and Cremation Services, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/11/2041	107.5	107.5	114.9	0.04%
^Dolarian Realty LLC and OV's Restaurant Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/5/2041	65.7	65.7	70.2	0.03%
^Lemonberry Food Stores Inc dba Lemonberry Frozen Yogurt	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/29/2025	96.1	96.1	89.1	0.03%
^MCF Forte LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/29/2025	16.0	16.0	14.5	0.01%
^Panditos LLC dba White Lotus Home	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/28/2025	13.6	13.6	12.2	—%
^Bright Dialysis LLC and Ft Pierce Kidney Care LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/28/2025	1,067.6	1,067.6	962.6	0.35%
^V2 Tango LLC dba Palette 22	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/23/2025	213.5	213.5	197.0	0.07%
^Ridge Road Equestrian LLC dba Ricochet Ridge Ranch Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/23/2040	99.0	99.0	103.4	0.04%
^800 on the Trax LLC and Matrix Z LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	12/23/2040	233.0	233.0	242.0	0.09%
^Joyce Outdoor Advertising Chicago LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/22/2040	291.8	291.8	301.7	0.11%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^The LAX Shop Inc	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	12/22/2025	83.5	83.5	85.1	0.03%
^Premier Athletic Center of Ohio Inc. and Gates Investments and Wade Gates	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/22/2028	792.9	792.9	817.1	0.29%
^Hattingh Incorporated dba Prosthetic Care Facility	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2025	15.4	15.4	14.4	0.01%
^G.W. Fitness Centers, LLC and J.G. Fitness LLC and NP Gym LLC and ANA	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/18/2040	990.3	990.3	1,057.7	0.38%
^Trip Consultants U.S.A. Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/18/2025	149.5	149.5	134.4	0.05%
^Jay Kevin Gremillion dba Dino Smiles Children's Cosmetic Dentistry	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/18/2025	64.0	64.0	58.9	0.02%
^Capital Scrap Metal LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/18/2025	29.7	29.7	27.1	0.01%
^Labmates LLC	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/18/2040	157.0	157.0	167.7	0.06%
^Abbondanza Market LLC dba Hampton Falls Village Market	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/18/2025	57.4	57.4	53.0	0.02%
^Accent Tag and Label Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	12/18/2040	640.6	640.6	667.4	0.24%
^Mustafa Inc dba Adiba Grocery	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/17/2025	88.7	88.7	90.4	0.03%
^Learning Skills LLC and Christopher Shrope	Educational Services	Term Loan	Prime plus 2.75%	12/17/2025	9.2	9.2	8.3	—%
^New York Home Health Care Equipment, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/16/2025	758.9	758.9	767.4	0.28%
^Moments to Remember USA LLC dba Retain Loyalty	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/16/2025	64.1	64.1	62.4	0.02%
^JAG Unit 1, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2025	213.5	213.5	192.0	0.07%
^Abitino's JFK LLC dba Abitino's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2022	98.1	98.1	91.4	0.03%
^Swalm Sreet LLC and New York Home Health Care Equipment LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/16/2040	363.7	363.7	384.7	0.14%
^SDA Holdings LLC and Les Cheveux Salon Inc	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/15/2040	417.7	417.7	429.7	0.15%
^Evans & Paul LLC and E&P Holdings I LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2025	106.8	106.8	98.6	0.04%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Basista Family Limited Partnership and UPE, Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/14/2040	330.9	330.9	343.6	0.12%
^DC Enterprises Ltd. dba Lakeview True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/14/2025	19.2	19.2	19.0	0.01%
^Tri-State Remodeling & Investments, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/11/2025	13.6	13.6	13.6	—%
^AGR Foodmart Inc dba Nashua Road Mobil	Gasoline Stations	Term Loan	Prime plus 2.75%	12/11/2025	19.2	19.2	18.9	0.01%
^Alexandra Afentoulides dba Vi's Pizza Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/11/2040	44.7	44.7	47.7	0.02%
^Cares, Inc dba Dumpling Grounds Day Care Center	Social Assistance	Term Loan	Prime plus 2.75%	12/10/2025	6.4	6.4	6.5	—%
^Custom Exteriors, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/9/2025	85.4	85.4	79.1	0.03%
^Sushiya, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/8/2025	92.9	92.9	86.3	0.03%
^My Jewels, LLC dba The UPS Store #6712	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/7/2025	30.2	30.2	27.2	0.01%
^Blue Ox Trucking Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	12/4/2025	2.5	2.5	2.5	—%
^Food & Fuel Company LLC dba Lowery Food Mart	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/4/2040	118.4	118.4	126.4	0.05%
^LC Blvd Holdings LLC and Mt Pleasant Wash & Wax LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/4/2040	486.4	486.4	510.5	0.18%
^American Campgrounds LLC dba Whit's End Campground	Accommodation	Term Loan	Prime plus 2.75%	12/4/2040	283.1	283.1	297.6	0.11%
^Tariq, LLC dba 76 Food Mart	Gasoline Stations	Term Loan	Prime plus 2.75%	12/2/2040	362.3	362.3	380.7	0.14%
^401 JJS, Corp and G. Randazzo's Trattoria Corporation	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/1/2040	51.3	51.3	53.2	0.02%
^Delta Aggregate, LLC	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	11/30/2025	90.7	90.7	92.5	0.03%
^Hurshell Leon Dutton dba High Jump Party Rentals	Rental and Leasing Services	Term Loan	Prime plus 2.75%	11/30/2025	14.8	14.8	15.1	0.01%
^Japp Business Inc dba Pick and Eat and Japp Drink Corp.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/30/2025	106.1	106.1	99.5	0.04%
^Smokeyard Inc dba Smokeyard BBQ and Chop Shop	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/30/2025	105.9	105.9	97.0	0.03%
^DWeb Studio, Inc.	Educational Services	Term Loan	Prime plus 2.75%	11/25/2025	9.5	9.5	8.6	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^State Painting and Decorating Co Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/25/2025	61.2	61.2	55.1	0.02%
^Sambella Holdings, LLC and Strike Zone Entertainment Center LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/23/2040	738.3	738.3	784.0	0.28%
^Play and Learn Child Care and School Inc	Social Assistance	Term Loan	Prime plus 2.75%	11/23/2025	9.4	9.4	9.6	—%
^Ronny Ramirez RX Corp dba Naturxheal Family Pharmacy	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	11/20/2025	76.4	76.4	69.8	0.03%
^Haven Hospitality Group Inc. dba Haven Gastropub	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/20/2025	112.2	112.2	102.5	0.04%
^CNYP 717 Irondequoit LLC and CNYP 2002 Ontario LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/20/2040	236.8	236.8	236.1	0.08%
^S.B.B. Enterprises Inc dba Williamston Hardware	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/19/2040	104.7	104.7	104.6	0.04%
^Key Pix Productions Inc. dba Air Bud Entertainment	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	11/18/2040	608.0	608.0	649.4	0.23%
^E.S.F.P. LLC dba Volusia Van and Storage	Truck Transportation	Term Loan	Prime plus 2.75%	11/11/2025	75.4	75.4	69.2	0.02%
^Green Life Lawnscapes LLC dba Green Life Lawn Care	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/6/2025	110.3	110.3	110.9	0.04%
^Jumbomarkets Inc dba Rines Jumbomarkets	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/4/2025	259.4	259.4	260.5	0.09%
^Bisson Transportation Inc dba I & R Associates and Document Security	Truck Transportation	Term Loan	Prime plus 2.75%	10/30/2025	18.9	18.9	18.5	0.01%
^L.M. Jury Enterprises, Inc dba Midwest Monograms	Textile Product Mills	Term Loan	Prime plus 2.75%	10/28/2025	65.7	65.7	60.0	0.02%
^Top Cat Ready Mix, LLC, Ples Investments LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/28/2025	597.3	597.3	554.1	0.20%
^Windsor Direct Distribution LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	10/26/2025	12.0	12.0	10.8	—%
^Financial Network Recovery	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/26/2025	33.6	33.6	30.2	0.01%
^Tannehill Enterprises Inc dba Hobbytown USA Folsom	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	10/14/2025	73.4	73.4	66.0	0.02%
^ADMO Inc dba Mid States Equipment	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	10/8/2025	18.9	18.9	17.4	0.01%
^Recycling Consultants, Inc. and Prairie State Salvage and Recycling Inc	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/30/2027	668.0	668.0	634.2	0.23%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^SCJEN Management Inc dba Bowl of Heaven	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2025	60.0	60.0	53.9	0.02%
^Naeem Khan LTD	Apparel Manufacturing	Term Loan	Prime plus 2.75%	9/30/2025	104.1	104.1	93.5	0.03%
^Accent Homes Services LLC dba Benjamin Franklin Plumbing of Kansas City	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/30/2028	58.8	58.8	59.1	0.02%
^Bat Bridge Investments Inc dba Kalologie 360 Spa	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/30/2025	72.7	72.7	65.3	0.02%
^Binky's Vapes LLC	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/30/2025	18.7	18.7	16.8	0.01%
^Barub Realty LLC and Barub LLC dba Woodlawn Cabinets	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	9/30/2040	137.5	137.5	146.6	0.05%
^R.H. Hummer Jr., Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	9/30/2025	324.3	324.3	321.5	0.12%
^Greensward of Marco Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/28/2040	84.1	84.1	87.0	0.03%
^RIM Investments LLC and RIM Architects LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/28/2040	383.5	383.5	395.2	0.14%
^The Grasso Companies LLC and Grasso Pavement Maintenance LLC	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/28/2025	428.0	428.0	435.8	0.16%
^Sandlot Ventures LLC and Sandbox Ventures LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/25/2040	426.0	426.0	434.1	0.16%
^Yachting Solutions LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/25/2040	925.2	925.2	941.5	0.34%
^Prestigious LifeCare for Seniors LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/25/2025	8.2	8.2	7.9	—%
^Daniel W. Stark dba Mountain Valley Lodge and RV Park	Accommodation	Term Loan	Prime plus 2.75%	9/25/2040	13.0	13.0	13.8	—%
^St Lawrence Hotel Corp and Oheka Catering Inc dba Quality Inn	Accommodation	Term Loan	Prime plus 2.75%	9/24/2040	600.8	600.8	625.4	0.22%
^Hagerstown Muffler, Inc. and JMS Muffler, Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/24/2040	314.8	314.8	336.0	0.12%
^J.R. Wheeler Corporation dba Structurz Exhibits and Graphics	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/24/2025	17.5	17.5	17.9	0.01%
^Rutledge Enterprises Inc dba BLC Property Management	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/23/2040	59.6	59.6	62.1	0.02%
^Finish Strong Inc dba FASTSIGNS St Peters	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	9/23/2025	41.7	41.7	37.4	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^J3K LLC dba Ronan True Value Hardware	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/23/2025	127.1	127.1	114.1	0.04%
^Nova Solutions Inc	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	9/22/2040	307.6	307.6	320.5	0.12%
^Pine Belt Wood Products LLC	Forestry and Logging	Term Loan	Prime plus 2.75%	9/22/2040	157.4	157.4	154.5	0.06%
^Sound Manufacturing Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/21/2025	41.6	41.6	39.1	0.01%
^IIoka Inc dba New Cloud Networks	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/21/2025	556.8	556.8	500.0	0.18%
^Vanderhoof LLC dba Soxfords	Apparel Manufacturing	Term Loan	Prime plus 2.75%	9/18/2025	13.2	13.2	11.9	—%
^MiJoy Inc dba Imo's Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/18/2025	6.9	6.9	6.2	—%
^Naeem Khan LTD	Apparel Manufacturing	Term Loan	Prime plus 2.75%	9/17/2025	104.2	104.2	93.5	0.03%
^Import Car Connection Inc dba Car Connection	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/16/2040	391.7	391.7	415.0	0.15%
^FirstVitals Health and Wellness Inc	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/15/2025	125.0	125.0	112.2	0.04%
^Almost Home Daycare LLC	Social Assistance	Term Loan	Prime plus 2.75%	9/11/2025	53.7	53.7	54.5	0.02%
^Veliu LLC dba FASTSIGNS #15901	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	9/10/2025	42.2	42.2	38.8	0.01%
^B and A Friction Materials Inc	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/9/2025	82.6	82.6	74.2	0.03%
^Gardner's Wharf Holdings LLC and Gardner's Wharf Seafood Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	9/8/2040	134.6	134.6	143.6	0.05%
^AIG Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/4/2040	349.7	349.7	352.6	0.13%
^Empower Autism Academy	Social Assistance	Term Loan	Prime plus 2.75%	9/4/2040	658.5	658.5	702.8	0.25%
^Higher Grounds Community Coffeehouse, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/2/2025	6.9	6.9	6.4	—%
^Delray Scrap Recycling LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	8/31/2025	18.4	18.4	16.5	0.01%
^The Camera House Inc	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	8/31/2025	1,041.2	1,041.2	998.9	0.36%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^LAN Doctors Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/28/2025	67.1	67.1	64.0	0.02%
^Elite Institute LLC dba Huntington Learning Center	Educational Services	Term Loan	Prime plus 2.75%	8/28/2025	12.5	12.5	11.3	—%
^J and K Fitness L.L.C. dba Physiques Womens Fitness Center	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2041	91.1	91.1	95.9	0.03%
^Zephyr Seven Series LLC dba 18/8 Fine Men's Salon	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/28/2025	69.6	69.6	63.7	0.02%
^B and J Catering Inc dba Culinary Solutions	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/27/2040	532.9	532.9	544.2	0.20%
^3000 CSI Property LLC and Consulting Solutions Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/20/2040	132.3	132.3	139.9	0.05%
^God Be Glorified Inc dba GBG Inc	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	8/20/2025	43.8	43.8	39.3	0.01%
^GDP Gourmet LLC dba Joe and John's Pizza Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/19/2040	139.1	139.1	144.2	0.05%
^Gold Jet Corp.	Couriers and Messengers	Term Loan	Prime plus 2.75%	8/14/2025	59.5	59.5	56.7	0.02%
^SKJ Inc dba Subway	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/13/2025	70.0	70.0	63.6	0.02%
^LP Industries Inc dba Childforms	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	7/29/2025	102.4	102.4	100.0	0.04%
^Pauley Tree and Lawn Care Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/28/2025	53.8	53.8	50.7	0.02%
^Beale Street Blues Company-West Palm Beach LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	7/24/2025	54.3	54.3	50.3	0.02%
^Forever & Always of Naples Inc dba Island Animal Hospital	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/24/2025	80.9	80.9	77.7	0.03%
^Smart Artists Inc.	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	7/23/2025	18.4	18.4	16.6	0.01%
^Free Ion Advisors LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/21/2025	52.6	52.6	47.3	0.02%
^Murrayville Donuts, Inc dba Dunkin' Donuts	Food and Beverage Stores	Term Loan	Prime plus 2.75%	7/15/2040	333.8	333.8	340.8	0.12%
^Union 2 LLC dba The Standard	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/10/2025	80.3	80.3	77.3	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Thrifty Market, Inc. dba Thrifty Foods	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/30/2030	234.9	234.9	238.7	0.09%
^Danny V, LLC dba Hugo's Taproom	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2040	44.3	44.3	47.1	0.02%
^Anglin Cultured Stone Products LLC dba Anglin Construction	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/30/2025	228.8	228.8	227.8	0.08%
^Jonathan E Nichols and Nichols Fire and Security LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/30/2025	60.9	60.9	62.1	0.02%
^BJ's Tavern LLC and BJ's Cabana Bar Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2040	203.2	203.2	219.3	0.08%
^Myclean Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/29/2025	12.9	12.9	12.7	—%
^Summit Beverage Group LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	8/29/2030	261.7	261.7	267.9	0.10%
^Advanced Skincare Medcenter Inc dba Advanced Skincare Surgery	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/29/2025	274.0	274.0	270.3	0.10%
^CEM Autobody LLC dba Dawn's Autobody	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/26/2040	129.6	129.6	139.0	0.05%
^TJU-DGT Inc dba The Lorenz Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/26/2029	18.2	18.2	19.1	0.01%
^Jihan Inc dba ARCO AM/PM and Diana Inc dba Diana's Recycling	Gasoline Stations	Term Loan	Prime plus 2.75%	6/26/2040	363.4	363.4	391.2	0.14%
^SofRep, Inc dba Force 12 Media	Other Information Services	Term Loan	Prime plus 2.75%	6/26/2025	53.8	53.8	52.7	0.02%
^E & G Enterprises LLC dba Comfort Keepers	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/26/2025	18.3	18.3	17.9	0.01%
^Ohs Auto Body, Inc. dba Ohs Body Shop	Repair and Maintenance	Term Loan	7.465%	6/25/2040	1,167.1	1,167.1	1,251.2	0.45%
^Wolf Enviro Interests, LLC and Enviromax Services Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/25/2040	236.2	236.2	250.2	0.09%
^Evinger PA One, Inc. dba Postal Annex, Falcon	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/24/2025	18.3	18.3	18.3	0.01%
^Richards Plumbing and Heating Co., Inc. dba Richards Mechanical	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/23/2040	527.6	527.6	575.2	0.21%
^RJI Services, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/23/2025	18.1	18.1	17.7	0.01%
^Real Help LLC dba Real Help Decorative Concrete	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/22/2025	43.1	43.1	44.4	0.02%
^PM Cassidy Enterprises, Inc. dba Junk King	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/19/2025	12.1	12.1	11.9	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^KRN Logistics, LLC and Newsome Trucking, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	6/19/2025	448.4	448.4	450.6	0.16%
^Inverted Healthcare Staffing of Florida LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/18/2025	49.7	49.7	48.8	0.02%
^Flooring Liquidators Inc and Flooring Liquidators of Mt Kisco LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/17/2025	378.7	378.7	389.6	0.14%
^AM PM Properties, LLC and AM PM Willington, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/17/2040	83.0	83.0	90.2	0.03%
^Nelson Sargsyan dba HDA Trucking	Support Activities for Transportation	Term Loan	Prime plus 2.75%	6/16/2025	105.9	105.9	103.8	0.04%
^Bizzare Foods Inc dba Trooper Foods	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/12/2025	95.6	95.6	93.8	0.03%
^Mirage Plastering Inc and Mpire LLC and Mpire II LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/12/2040	132.7	132.7	139.0	0.05%
^Anturio Marketing Inc dba Logic Consulting	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/12/2040	277.6	277.6	302.6	0.11%
^Eldredge Tavern LLC dba Gonyea's Tavern	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/8/2040	53.8	53.8	58.6	0.02%
^Nicor LLC dba Fibrenew Sacramento	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/5/2022	9.7	9.7	9.4	—%
^Chitalian Fratelli LLC dba Francesca Brick Oven Pizza and Pasta	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/5/2025	12.7	12.7	12.5	—%
^ViAr Visual Communications, Inc. dba Fastsigns 281701	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/5/2025	50.3	50.3	49.8	0.02%
^Video Vault & Tanning LLC and Mosaic Salon LLC	Rental and Leasing Services	Term Loan	Prime plus 2.75%	6/4/2040	86.6	86.6	94.4	0.03%
^Medworxs LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/3/2025	101.5	101.5	99.8	0.04%
^XCESSIVE THROTTLE, INC dba Jake's Roadhouse	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2025	6.7	6.7	6.5	—%
^Villela CPA PL	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/27/2025	7.2	7.2	7.2	—%
^God is Good LLC dba BurgerFi	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/27/2025	11.4	11.4	11.8	—%
^Douglas Posey and Sally Watkinson dba Audrey's Farmhouse	Accommodation	Term Loan	Prime plus 2.75%	5/20/2040	166.2	166.2	180.0	0.06%
^Pen Tex Inc dba The UPS Store	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/20/2025	17.7	17.7	17.4	0.01%
^Capstone Pediatrics PLLC and Capstone Healthcare Consulting LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/15/2025	579.6	579.6	573.0	0.21%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^15 McArdle LLC and No Other Impressions Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/15/2040	245.5	245.5	261.7	0.09%
^Guard Dogs MFS LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/8/2025	52.3	52.3	51.5	0.02%
^George S Cochran DDS Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/7/2025	105.1	105.1	103.1	0.04%
^South Park Properties LLC and Midlothian Hardware LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/6/2040	161.7	161.7	176.2	0.06%
^Matthew Taylor and Landon Farm LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/4/2040	96.1	96.1	101.0	0.04%
^Cares Inc dba Dumpling Grounds Day Care Center	Social Assistance	Term Loan	Prime plus 2.75%	5/1/2040	77.3	77.3	84.3	0.03%
^Orchid Enterprises Inc dba Assisting Hands of Sussex County	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/24/2025	12.0	12.0	11.7	—%
^Ragazza Restaurant Group, Inc. dba Bambolina	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/21/2025	17.2	17.2	17.1	0.01%
^Diamond Solutions LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	4/21/2025	17.0	17.0	16.7	0.01%
^Giacchino Maritime Consultants Inc	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/17/2025	17.9	17.9	17.6	0.01%
^Sound Coaching Inc	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	4/14/2025	35.4	35.4	34.7	0.01%
^Faramarz Nikourazm dba Car Clinic Center	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/3/2040	70.1	70.1	75.4	0.03%
^Advance Case Parts RE Holdings LLC and Advance Case Parts Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/31/2040	707.0	707.0	751.1	0.27%
^T and B Boots Inc dba Takken's Shoes	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	3/31/2025	130.3	130.3	134.3	0.05%
^Havana Central NJ1, LLC dba Havana Central	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/31/2025	218.9	218.9	225.2	0.08%
^Mid-South Lumber Co. of Northwest Florida, Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/31/2040	407.8	407.8	432.3	0.16%
^Copper Beech Financial Group LLC	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	3/30/2025	98.8	98.8	99.4	0.04%
^Delta Aggregate LLC	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	3/30/2025	78.9	78.9	81.3	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Sunset Marine Resort LLC and GoXpeditions LLC	Accommodation	Term Loan	Prime plus 2.75%	3/27/2040	287.0	287.0	312.7	0.11%
^Foresite Realty Partners LLC and Foresite Real Estate Holdings LLC	Real Estate	Term Loan	Prime plus 2.75%	3/27/2025	979.0	979.0	958.7	0.34%
^Shellhorn and Hill Inc dba Total Fleet Service	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/27/2040	985.7	985.7	1,044.9	0.38%
^Shorr Enterprises Inc dba New Design Furniture Manufacturers	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	3/27/2025	84.3	84.3	85.2	0.03%
^Geo Los Angeles LLC dba Geo Film Group	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/26/2025	102.8	102.8	103.7	0.04%
^Joyce Outdoor Advertising NJ LLC and Joyce Outdoor Advertising LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/26/2040	51.4	51.4	55.8	0.02%
^Zero-In Media Inc	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	3/25/2025	17.8	17.8	17.4	0.01%
^Carpet Exchange of North Texas Inc and Clyde E. Cumbie Jr	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	3/25/2040	770.5	770.5	838.3	0.30%
^Loriet LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/24/2025	9.5	9.5	9.3	—%
^Shelton Incorporated dba Mrs. Winners	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/20/2040	107.0	107.0	116.5	0.04%
^Jaymie Hazard dba Indigo Hair Studio and Day Spa	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/20/2040	41.1	41.1	44.1	0.02%
^R & R Security and Investigations Inc dba Pardners Lake Buchanan	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/19/2040	81.3	81.3	88.5	0.03%
^MMS Realty, LLC and Molecular MS Diagnostics LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/18/2040	152.9	152.9	163.7	0.06%
^Royal Crest Motors LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/16/2040	86.8	86.8	93.4	0.03%
^BND Sebastian Limited Liability Company and Sebastian Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/16/2040	164.1	164.1	177.5	0.06%
^Douglas Printy Motorsports, Inc. dba Blackburn Trike	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/9/2040	182.4	182.4	195.3	0.07%
^Luigi's on Main LLC and Luigi's Main Street Pizza Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/4/2025	8.9	8.9	9.2	—%
^Baystate Firearms and Training, LLC	Educational Services	Term Loan	Prime plus 2.75%	2/27/2025	49.5	49.5	48.7	0.02%
^Kingseal LLC dba Desoto Health and Rehab Center	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	2/26/2040	1,192.7	1,192.7	1,299.2	0.47%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Pace Motor Lines, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	2/26/2025	51.7	51.7	53.3	0.02%
^Nelson Financial Services LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/24/2025	9.8	9.8	9.5	—%
^Kiddie Steps 4 You Inc.	Social Assistance	Term Loan	Prime plus 2.75%	2/19/2040	58.9	58.9	63.0	0.02%
^Triangle Trash LLC dba Bin There Dump That	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	2/18/2025	58.2	58.2	58.4	0.02%
^Silva Realty Holdings, LLC and MF-Silva Enterprises, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/11/2040	163.0	163.0	174.3	0.06%
^740 Barry Street Realty LLC and Wild Edibles Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	2/10/2040	467.6	467.6	509.4	0.18%
^Kostekos Inc dba New York Style Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/6/2040	63.0	63.0	67.7	0.02%
^DuCharme Realty LLC and DuCharme Enterprises LLC	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	2/2/2040	213.8	213.8	227.8	0.08%
^Dean 1021 LLC dba Pure Pita	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/29/2025	63.4	63.4	62.5	0.02%
^Limameno LLC dba Sal's Italian Ristorante	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/23/2025	64.6	64.6	63.9	0.02%
^Palmabak Inc dba Mami Nora's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/22/2025	12.4	12.4	12.8	—%
^Jung Design Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/20/2022	5.4	5.4	5.2	—%
^Grand Blanc Lanes, Inc. and H, H and H, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/31/2039	126.0	126.0	136.8	0.05%
^Bear Creek Entertainment, LLC dba The Woods at Bear Creek	Accommodation	Term Loan	Prime plus 2.75%	12/30/2024	85.4	85.4	87.9	0.03%
^Evans and Paul LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/30/2024	172.0	172.0	176.2	0.06%
^FHJE Ventures LLC and Eisenreich II Inc dba Breakneck Tavern	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/30/2039	233.6	233.6	248.2	0.09%
^First Prevention and Dialysis Center, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/30/2024	221.9	221.9	225.7	0.08%
^Bowlerama Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/24/2039	1,139.4	1,139.4	1,240.2	0.45%
^401 JJS Corporation and G. Randazzo Corporation	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/23/2039	452.7	452.7	489.7	0.18%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^The Lodin Group LLC and Lodin Health Imaging Inc dba Highlands Breast	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/23/2039	501.7	501.7	531.9	0.19%
^Thermoplastic Services Inc and Paragon Plastic Sheet, Inc	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	12/23/2039	473.1	473.1	514.9	0.18%
^Atlantis of Daytona LLC and Ocean Club Sportswear Inc	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	12/23/2039	194.1	194.1	211.3	0.08%
^Beale Street Blues Company-West Palm Beach, LLC dba Lafayette Music Hall	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/22/2024	144.2	144.2	143.5	0.05%
^MM and M Management Inc dba Pizza Artista	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/19/2025	36.7	36.7	36.2	0.01%
^B.S. Ventures LLC dba Dink's Market	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/19/2039	50.9	50.9	55.4	0.02%
^The Jewelers Inc. dba The Jewelers of Las Vegas	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	12/19/2024	961.0	961.0	943.3	0.34%
^Will Zac Management LLC dba Papa John's	Food Services and Drinking Places	Term Loan	6.25%	12/19/2024	130.7	121.7	134.5	0.05%
^B & W Towing, LLC and Boychucks Fuel LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/17/2039	155.5	155.5	166.1	0.06%
^All American Games, LLC and Sportslink - The Game, LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/10/2024	307.5	307.5	306.9	0.11%
^Kemmer LLC and Apples Tree Top Liquors LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/4/2039	130.9	130.9	139.3	0.05%
^The Red Pill Management, Inc. dba UFC Gym Matthews	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	11/26/2024	42.0	42.0	41.8	0.02%
^Teamnewman Enterprises LLC dba Newmans at 988 and John H. Newman	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/25/2039	141.5	141.5	151.5	0.05%
^DeRidder Chiropractic LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/25/2024	10.1	10.1	10.3	—%
^Modern Manhattan LLC	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	11/25/2024	167.5	167.5	164.7	0.06%
^Legacy Estate Planning Inc dba American Casket Enterprises	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/21/2024	32.0	32.0	31.3	0.01%
^J&D Resources, LLC dba Aqua Science	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/21/2024	578.9	578.9	570.4	0.20%
^DC Real LLC and DC Enterprises LTD dba Lakeview True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/20/2039	113.3	113.3	122.5	0.04%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^MLM Enterprises LLC and Demand Printing Solutions Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/18/2024	53.7	53.7	54.4	0.02%
^JEJE Realty LLC and La Familia Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/10/2039	171.2	171.2	184.3	0.07%
^Joey O's LLC and Jennifer Olszewski	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/7/2024	0.7	0.7	0.7	—%
^Heartland American Properties LLC and Skaggs RV Outlet LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/31/2039	451.5	451.5	487.6	0.18%
^Golden Transaction Corporation dba Bleh Sunoco	Gasoline Stations	Term Loan	Prime plus 2.75%	10/30/2039	147.7	147.7	160.1	0.06%
^Seelan Inc dba Candleridge Market	Gasoline Stations	Term Loan	Prime plus 2.75%	10/27/2039	85.3	85.3	91.4	0.03%
^Navdeep B Martins and Busy Bubbles LLC dba Wishy Washy	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/24/2039	84.0	84.0	89.4	0.03%
^One Hour Jewelry Repair Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/14/2024	15.5	15.5	15.2	0.01%
^DNT Storage and Properties LLC	Real Estate	Term Loan	Prime plus 2.75%	10/10/2039	95.9	95.9	104.0	0.04%
^Sound Manufacturing Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/10/2024	141.3	141.3	140.5	0.05%
^Return to Excellence, Inc. dba The Waynesville Inn Golf & Spa	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/10/2039	1,192.8	1,192.8	1,298.3	0.47%
^Smith Spinal Care Center P.C. and James C. Smith	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/8/2039	56.6	56.6	61.0	0.02%
^Doctors Express Management of Central Texas LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/8/2024	70.0	70.0	71.6	0.03%
^Michael Rey Jr. and Lynn J. Williams and GIG Petcare	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/3/2039	116.8	116.8	126.5	0.05%
^Sumad LLC dba BrightStar Care of Encinitas	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/2/2024	40.1	40.1	41.2	0.01%
^Roccos LLC and Sullo Pantalone Inc dba Rocco's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2039	240.6	240.6	256.9	0.09%
^Keller Holdings LLC and David H Keller III and Carie C Keller	Scenic and Sightseeing Transportation	Term Loan	Prime plus 2.75%	9/30/2039	94.1	94.1	102.2	0.04%
^Orange County Insurance Brokerage Inc dba Beaty Insurance Agency	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	9/29/2039	306.9	306.9	333.8	0.12%
^The Woods at Bear Creek LLC and Bear Creek Entertainment LLC	Accommodation	Term Loan	Prime plus 2.75%	9/29/2039	489.6	489.6	532.5	0.19%
^Gordon E Rogers dba Stonehouse Motor Inn	Accommodation	Term Loan	Prime plus 2.75%	9/26/2039	54.1	54.1	58.8	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Auto Shine Carwash Inc and AKM R. Hossain and Jessica F. Masud	Gasoline Stations	Term Loan	Prime plus 2.75%	9/26/2024	16.8	16.8	16.6	0.01%
^Keys Phase One LLC dba The Grand Guesthouse	Accommodation	Term Loan	Prime plus 2.75%	9/26/2039	696.2	696.2	752.3	0.27%
^6 Price Avenue, LLC and Pauley Tree & Lawn Care, Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/24/2039	432.6	432.6	456.4	0.16%
^North Columbia LLC and Loop Liquor and Convenience Store LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/24/2039	150.0	150.0	162.0	0.06%
^Andrene's LLC dba Andrene's Caribbean Soul Food Carry Out	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/23/2024	23.4	23.4	22.9	0.01%
^Ryan Crick and Pamela J. Crick and Crick Enterprises Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2039	136.9	136.9	148.9	0.05%
^Modern Leather Goods Repair Shop Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2024	43.4	43.4	42.4	0.02%
^Tavern Properties LLC and Wildwood Tavern LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/15/2039	402.5	402.5	434.3	0.16%
^Animal Intrusion Prevention Systems Holding Company, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/15/2024	204.5	204.5	204.1	0.07%
^KW Zion, LLC and Key West Gallery Inc	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/12/2039	1,176.2	1,176.2	1,270.9	0.46%
^Indy East Smiles Youth Dentistry LLC dba Prime Smile East	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/11/2024	470.6	470.6	460.7	0.17%
^B&P Diners LLC dba Engine House Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/10/2024	59.7	59.7	58.4	0.02%
^Feel The World Inc dba Xero Shoes and Invisible Shoes	Leather and Allied Product Manufacturing	Term Loan	Prime plus 2.75%	9/5/2024	38.8	38.8	38.2	0.01%
^Delta Aggregate LLC	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	8/28/2039	859.0	859.0	934.3	0.34%
^Lamjam LLC, Goldsmith Lambros Inc	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	8/27/2024	100.0	100.0	102.8	0.04%
^Orange County Cleaning Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/27/2024	23.5	23.5	22.9	0.01%
^Qycell Corporation	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	8/26/2024	89.3	89.3	89.7	0.03%
^Atlas Auto Body Inc dba Atlas Auto Sales	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/22/2039	48.4	48.4	51.9	0.02%
^Katie Senior Care LLC dba Home Instead Senior Care	Social Assistance	Term Loan	Prime plus 2.75%	8/15/2024	91.9	91.9	89.8	0.03%
^Alpha Preparatory Academy LLC	Social Assistance	Term Loan	Prime plus 2.75%	8/15/2039	136.9	136.9	148.9	0.05%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^S&P Holdings of Daytona LLC, S&P Corporation of Daytona Beach	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	8/15/2039	384.5	384.5	418.2	0.15%
^Hamer Road Auto Salvage, LLC and Scott T. Cook and Nikki J. Cook	Motor Vehicle and Parts Dealers	Term Loan	6%	8/8/2039	177.0	177.0	192.5	0.07%
^Almost Home Property LLC and Almost Home Daycare LLC	Social Assistance	Term Loan	Prime plus 2.75%	8/7/2039	677.8	677.8	734.8	0.26%
^AGV Enterprises LLC dba Jet's Pizza #42	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2024	40.1	40.1	39.5	0.01%
^iFood, Inc. dba Steak N Shake	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2024	288.2	288.2	289.1	0.10%
^575 Columbus Avenue Holding Company, LLC and LA-ZE LLC dba EST EST EST	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/30/2039	20.4	20.4	22.1	0.01%
^Honeyspot Investors LLP and Pace Motor Lines Inc	Truck Transportation	Term Loan	Prime plus 2.75%	7/24/2039	140.6	140.6	152.9	0.05%
^Miss Cranston Diner II, LLC and Miss Cranston II Realty LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/17/2039	95.8	95.8	103.2	0.04%
^AMG Holding, LLC and Stetson Automotive, Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/30/2039	194.6	194.6	213.9	0.08%
^Highway Striping Inc	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	6/30/2024	38.5	38.5	39.3	0.01%
^Lisle Lincoln II Limited Partnership dba Lisle Lanes LP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/30/2024	72.3	72.3	74.8	0.03%
^Honeyspot Investors LLP and Pace Motor Lines Inc	Truck Transportation	Term Loan	Prime plus 2.75%	6/30/2039	820.1	820.1	901.2	0.32%
^iFood, Inc. dba Steak N Shake	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2039	590.9	590.9	643.1	0.23%
^FHJE Ventures LLC and Eisenreich II Inc. dba Breakneck Tavern	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/27/2039	301.1	301.1	329.8	0.12%
^Zinger Hardware and General Merchant Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/26/2024	45.0	45.0	46.5	0.02%
^JPM Investments LLC and Carolina Family Foot Care P.A.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/26/2039	132.6	132.6	145.4	0.05%
^Nikobella Properties LLC and JPO Inc dba Village Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/25/2039	449.3	449.3	492.3	0.18%
^Big Sky Plaza LLC and Strickland, Incorporated dba Livingston True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/20/2039	218.4	218.4	239.2	0.09%
^510 ROK Realty LLC dba ROK Health and Fitness and Robert N. D'urso	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/19/2024	251.4	251.4	259.9	0.09%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Nirvi Enterprises LLC dba Howard Johnson / Knights Inn	Accommodation	Term Loan	Prime plus 2.75%	6/17/2039	861.0	861.0	946.2	0.34%
^Global Educational Delivery Services LLC	Educational Services	Term Loan	Prime plus 2.75%	6/16/2024	43.9	43.9	45.4	0.02%
^Rainbow Dry Cleaners	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/13/2024	90.5	90.5	92.5	0.03%
^NVR Corporation dba Discount Food Mart	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/11/2039	61.7	61.7	67.8	0.02%
^Sico & Walsh Insurance Agency Inc and The AMS Trust	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	6/6/2039	87.8	87.8	96.5	0.03%
^Sujata Inc dba Stop N Save Food Mart and Dhruvesh Patel	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/3/2024	16.3	16.3	16.6	0.01%
^Long Island Barber + Beauty LLC	Educational Services	Term Loan	Prime plus 2.75%	6/2/2039	51.9	51.9	56.8	0.02%
^CJR LLC, and PowerWash Plus, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/30/2024	37.9	37.9	39.1	0.01%
^Pocono Coated Products, LLC	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/30/2024	16.1	16.1	16.6	0.01%
^Wilton Dental Care P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/29/2024	93.7	93.7	95.3	0.03%
^EGM Food Services Inc dba Gold Star Chili	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2024	13.8	13.8	14.1	0.01%
^Jonesboro Health Food Center LLC	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	5/27/2024	43.0	43.0	43.7	0.02%
^Hae M. and Jin S. Park dba Buford Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/15/2039	154.8	154.8	169.1	0.06%
^The River Beas LLC and Punam Singh	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/8/2039	84.6	84.6	92.7	0.03%
^AS Boyals LLC dba Towne Liquors	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/29/2039	101.5	101.5	111.5	0.04%
^Gerami Realty, LC, Sherrill Universal City Corral, LP	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/23/2027	62.9	62.9	65.9	0.02%
^Complete Body & Paint, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/23/2039	19.5	19.5	21.4	0.01%
^Island Wide Realty LLC and Long Island Partners, Inc.	Real Estate	Term Loan	Prime plus 2.75%	4/22/2039	96.8	96.8	106.4	0.04%
^Wilshire Media Systems Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/17/2024	132.1	132.1	134.7	0.05%
^1899 Tavern & Tap LLC and Ale House Tavern & Tap LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/9/2039	127.2	127.2	139.6	0.05%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Dantanna's Tavern LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2024	117.7	117.7	120.4	0.04%
^Little People's Village II LLC and Iliopoulos Realty LLC	Social Assistance	Term Loan	Prime plus 2.75%	3/31/2039	86.2	86.2	94.0	0.03%
^Hodges Properties LLC and Echelon Enterprises Inc dba Treads Bicycle	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	3/31/2039	417.7	417.7	457.7	0.16%
^Little People's Village II LLC and Iliopoulos Realty LLC	Social Assistance	Term Loan	Prime plus 2.75%	3/31/2039	95.1	95.1	103.7	0.04%
^Eagle Aggregate Transportation, LLC and Eagle Pneumatic Transport LLC	Truck Transportation	Term Loan	Prime plus 2.75%	3/31/2024	522.7	522.7	537.3	0.19%
^Kemmer, LLC and Pitts Package Store, Inc.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/31/2039	109.5	109.5	118.9	0.04%
^Lake Area Autosound LLC and Ryan H. Whittington	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	7/28/2039	118.0	118.0	129.2	0.05%
^Wilban LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/28/2039	402.7	402.7	440.9	0.16%
^Knowledge First Inc dba Magic Years of Learning and Kimberly Knox	Social Assistance	Term Loan	Prime plus 2.75%	3/21/2039	135.1	135.1	147.5	0.05%
^636 South Center Holdings, LLC and New Mansfield Brass and Aluminum Co	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	3/20/2039	72.6	72.6	79.7	0.03%
^Cormac Enterprises and Wyoming Valley Beverage Incorporated	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/20/2039	103.2	103.2	113.3	0.04%
^Kinisi, Inc. dba The River North UPS Store	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/18/2024	20.3	20.3	21.0	0.01%
^SE Properties 39 Old Route 146, LLC, SmartEarly Clifton Park LLC	Social Assistance	Term Loan	Prime plus 2.75%	3/14/2039	380.7	380.7	418.0	0.15%
^Tortilla King Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	3/14/2039	202.6	202.6	220.8	0.08%
^Tortilla King, Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	3/14/2029	875.7	875.7	919.0	0.33%
^Bowl Mor, LLC dba Bowl Mor Lanes / Spare Lounge, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/13/2039	207.9	207.9	228.3	0.08%
^Avayaan2 LLC dba Island Cove	Gasoline Stations	Term Loan	Prime plus 2.75%	3/7/2039	146.5	146.5	160.4	0.06%
^R & R Boyal LLC dba Cap N Cat Clam Bar and Little Ease Tavern	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/28/2039	387.8	387.8	423.9	0.15%
^Summit Beverage Group LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	2/28/2024	243.3	243.3	249.9	0.09%
^Faith Memorial Chapel LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2039	199.2	199.2	217.5	0.08%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^952 Boston Post Road Realty, LLC and HNA LLC dba Styles International	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2039	196.0	196.0	214.0	0.08%
^Choe Trade Group Inc dba Rapid Printers of Monterey	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	2/28/2024	110.5	110.5	114.1	0.04%
^96 Mill Street LLC, Central Pizza LLC and Jason Bikakis George Bikaki	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/12/2039	131.9	131.9	144.8	0.05%
^JWB Industries, Inc. dba Carteret Die Casting	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	2/11/2024	194.3	194.3	198.0	0.07%
^Awesome Pets II Inc dba Mellisa's Pet Depot	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	2/7/2024	58.4	58.4	59.6	0.02%
^986 Dixwell Avenue Holding Company, LLC and Mughali Foods, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/7/2039	92.4	92.4	101.2	0.04%
^Sarah Sibadan dba Sibadan Agency	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	1/27/2039	119.9	119.9	131.5	0.05%
^JDR Industries Inc dba CST-The Composites Store, JetCat USA	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	1/21/2024	96.2	96.2	98.5	0.04%
^Icore Enterprises Inc dba Air Flow Filters Inc	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	1/15/2024	14.9	14.9	15.4	0.01%
^Carl R. Bieber, Inc. dba Bieber Tourways/Bieber Transportation	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2027	575.7	575.7	604.3	0.22%
^Nutmeg North Associates LLC (OC) Steeltech Building Products Inc	Construction of Buildings	Term Loan	Prime plus 2.75%	12/31/2038	848.7	848.7	925.6	0.33%
^Shane M. Howell and Buck Hardware and Garden Center, LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/27/2038	299.3	299.3	326.2	0.12%
^KK International Trading Corporation	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/23/2028	155.7	155.7	163.9	0.06%
^Mosley Auto Group LLC dba America's Automotive	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/20/2038	204.9	204.9	224.5	0.08%
^Kurtis Sniezek dba Wolfe's Foreign Auto	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/20/2038	82.2	82.2	90.2	0.03%
^PLES Investements, LLC and John Redder, Pappy Sand & Gravel, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/19/2038	513.5	513.5	560.6	0.20%
^TAK Properties LLC and Kinderland Inc	Social Assistance	Term Loan	Prime plus 2.75%	12/18/2038	375.1	375.1	409.8	0.15%
^TOL LLC dba Wild Birds Unlimited	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	12/13/2023	12.6	12.6	12.9	—%
^920 CHR Realty LLC V. Garofalo Carting Inc	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	12/10/2038	387.3	387.3	424.9	0.15%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^DKB Transport Corp	Truck Transportation	Term Loan	Prime plus 2.75%	12/5/2038	128.3	128.3	140.8	0.05%
^Firm Foundations Inc David S Gaitan Jr and Christopher K Daigle	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/3/2038	96.4	96.4	104.8	0.04%
^Spectrum Development LLC and Solvit Inc & Solvit North, Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/2/2023	267.3	267.3	273.5	0.10%
^BVIP Limousine Service LTD	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	11/27/2038	70.6	70.6	77.3	0.03%
^Eco-Green Reprocessing LLC and Denali Medical Concepts, LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	11/27/2023	45.1	45.1	45.8	0.02%
^Wallace Holdings LLC, GFA International Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.5%	11/25/2023	83.5	83.5	84.3	0.03%
^AcuCall LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/21/2023	10.4	10.4	10.5	—%
^Kids in Motion of Springfield LLC dba The Little Gym of Springfield IL	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/18/2023	30.8	30.8	31.3	0.01%
^Yousef Khatib dba Y&M Enterprises	Wholesale Electronic Markets and Agents and Brokers	Term Loan	Prime plus 2.75%	11/15/2023	50.3	50.3	51.2	0.02%
^Howell Gun Works LLC	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	11/14/2023	3.8	3.8	3.8	—%
^Polpo Realty, LLC, Polpo Restaurant, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/6/2038	57.5	57.5	63.1	0.02%
^Twinsburg Hospitality Group LLC dba Comfort Suites	Accommodation	Term Loan	Prime plus 2.75%	10/31/2038	874.3	874.3	954.3	0.34%
^Mid-Land Sheet Metal Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/31/2038	126.9	126.9	138.9	0.05%
^Master CNC Inc & Master Properties LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2038	549.6	549.6	598.2	0.21%
^Janice B. McShan and The Metropolitan Day School, LLC	Social Assistance	Term Loan	Prime plus 2.75%	10/31/2023	29.1	29.1	30.0	0.01%
^1 North Restaurant Corp dba 1 North Steakhouse	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/31/2038	195.8	195.8	214.5	0.08%
^New Image Building Services Inc. dba New Image Repair Services	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/29/2023	219.5	219.5	223.8	0.08%
^Greenbrier Technical Services, Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/24/2023	145.0	145.0	149.5	0.05%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Clairvoyant Realty Corp. and Napoli Marble & Granite Design, Ltd	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/24/2038	226.8	226.8	247.3	0.09%
^Kelly Auto Care LLC dba Shoreline Quick Lube and Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/18/2023	58.0	58.0	59.1	0.02%
^First Steps Real Estate Company, LLC and First Steps Preschool	Social Assistance	Term Loan	Prime plus 2.75%	9/30/2038	89.7	89.7	97.6	0.04%
^Lenoir Business Partners LLC, LP Industries, Inc dba Childforms	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	271.6	271.6	297.2	0.11%
^Top Properties LLC and LP Industries, Inc dba Childforms	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	110.6	110.6	121.2	0.04%
^Discount Wheel and Tire	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/30/2038	205.6	205.6	224.3	0.08%
^Cencon Properties LLC and Central Connecticut Warehousing Company, Inc	Warehousing and Storage	Term Loan	Prime plus 2.75%	9/30/2038	317.0	317.0	347.5	0.12%
^Mitchellville Family Dentistry, Dr. Octavia Simkins-Wiseman DDS PC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/27/2038	307.8	307.8	336.3	0.12%
^Gabrielle Realty, LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	9/27/2038	696.0	696.0	759.1	0.27%
^Anthony C Dinoto and Susan S P Dinoto and Anthony C Dinoto Funeral Home	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/26/2038	91.9	91.9	100.7	0.04%
^Eastside Soccer Dome, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2038	426.0	426.0	467.0	0.17%
^HJ & Edward Enterprises, LLC dba Sky Zone	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2023	177.5	177.5	182.3	0.07%
^Southeast Chicago Soccer, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2038	47.1	47.1	51.6	0.02%
^Kiddie Steps 4 You Inc.	Social Assistance	Term Loan	Prime plus 2.75%	9/25/2038	83.0	83.0	90.4	0.03%
^Diamond Memorials Incorporated	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/25/2023	8.1	8.1	8.2	—%
^Serious-Fun in Alpharetta, LLC dba The Little Gym of Alpharetta	Educational Services	Term Loan	Prime plus 2.75%	9/20/2023	30.5	30.5	31.0	0.01%
^Faith Memorial Chapel LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/20/2038	246.9	246.9	269.8	0.10%
^Westville Seafood LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/19/2038	103.2	103.2	112.6	0.04%
^Maynard Enterprises Inc dba Fastsigns of Texarkana	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/18/2023	10.6	10.6	10.8	—%
^Grafio Inc dba Omega Learning Center-Acworth	Educational Services	Term Loan	Prime plus 2.75%	9/13/2023	108.7	108.7	110.6	0.04%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Sound Manufacturing Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/12/2028	44.2	44.2	46.3	0.02%
^The Berlerro Group, LLC dba Sky Zone	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/12/2023	285.1	285.1	289.9	0.10%
^Prospect Kids Academy Inc	Educational Services	Term Loan	Prime plus 2.75%	9/11/2038	114.2	114.2	124.8	0.04%
^Alma J. and William R. Walton and Almas Child Day Care Center	Social Assistance	Term Loan	Prime plus 2.75%	9/11/2038	36.3	36.3	39.8	0.01%
^B for Brunette dba Blo	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/10/2023	35.4	35.4	35.9	0.01%
^Schmaltz Holdings, LLC and Schmaltz Operations, LLC dba Companio	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/4/2038	204.7	204.7	223.3	0.08%
^Excel RP Inc	Machinery Manufacturing	Term Loan	Prime plus 2.75%	8/30/2023	84.3	84.3	86.8	0.03%
^IlOKA Inc dba Microtech Tel and NewCloud Networks	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/30/2023	445.0	445.0	454.0	0.16%
^ACI Northwest Inc.	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	8/30/2023	396.6	396.6	408.4	0.15%
^Gulfport Academy Child Care and Learning Center, Inc. and Jennifer Sis	Social Assistance	Term Loan	Prime plus 2.75%	8/30/2023	28.0	28.0	28.8	0.01%
^Ramard Inc and Advanced Health Sciences Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/28/2023	121.4	121.4	122.8	0.04%
^RM Hawkins LLC dba Pure Water Tech West and Robert M Hawkins	Nonstore Retailers	Term Loan	Prime plus 2.75%	8/26/2023	52.4	52.4	54.0	0.02%
^JSIL LLC dba Blackstones Hairdressing	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/16/2023	12.5	12.5	12.7	—%
^Island Nautical Enterprises, Inc. and Ingwall Holdings, LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	8/14/2038	317.9	317.9	346.2	0.12%
^Caribbean Concepts, Inc. dba Quick Bleach	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/12/2023	14.6	14.6	14.8	0.01%
^Majestic Contracting Services, Inc. dba Majestic Electric and Majestic	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/26/2038	173.9	173.9	189.5	0.07%
^Daniel W and Erin H Gordon and Silver Lining Stables CT, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/24/2023	7.6	7.6	7.8	—%
^Angkor Restaurant Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/19/2038	85.2	85.2	93.3	0.03%
^Harbor Ventilation Inc and Estes Investment, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2038	2.2	2.2	2.4	—%
^Tri County Heating and Cooling Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2023	56.1	56.1	57.8	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Morning Star Trucking LLC and Morning Star Equipment and Leasing LLC	Truck Transportation	Term Loan	Prime plus 2.75%	7/17/2023	34.4	34.4	34.8	0.01%
^Maxiflex LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/28/2023	28.6	28.6	29.5	0.01%
^GIA Realty LLC and VRAJ GIA LLC dba Lakeview Laundromat	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/28/2038	89.1	89.1	98.1	0.04%
^JRA Holdings LLC, Jasper County Cleaners Inc dba Superior Cleaner	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/28/2038	109.0	109.0	120.1	0.04%
^2161 Highway 6 Trail, LLC, R. H. Hummer JR., Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	6/19/2026	665.4	665.4	697.0	0.25%
^Blakeslee Arpaia Chapman, Inc. dba Blakeslee Industrial Services	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	6/18/2028	693.9	693.9	733.7	0.26%
^KDP LLC and KDP Investment Advisors, Inc and KDP Asset Management, Inc	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/14/2023	217.1	217.1	222.8	0.08%
^Elite Structures Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/12/2038	830.6	830.6	915.1	0.33%
^Willowbrook Properties LLC, Grove Gardens Landscaping Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/5/2038	170.1	170.1	187.3	0.07%
^(EPC) Absolute Desire LLC and Mark H. Szierer, Sophisticated Smile	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/5/2038	172.3	172.3	189.4	0.07%
^RXSB, Inc dba Medicine Shoppe	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	5/30/2023	116.1	116.1	119.1	0.04%
^Gregory P Jellenek OD and Associates PC dba Gregory P Jellenek OD	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/28/2023	39.3	39.3	40.5	0.01%
^Ryan D. Thornton and Thornton & Associates LLC	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	5/24/2023	30.7	30.7	31.5	0.01%
^PowerWash Plus, Inc. and CJR, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/30/2038	500.9	500.9	550.9	0.20%
^Peanut Butter & Co., Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	4/30/2023	61.2	61.2	62.8	0.02%
^Brothers International Desserts	Food Manufacturing	Term Loan	Prime plus 2.75%	4/26/2023	141.6	141.6	145.8	0.05%
^Kidrose, LLC dba Kidville Riverdale	Educational Services	Term Loan	Prime plus 2.75%	4/22/2023	49.0	49.0	50.4	0.02%
^1258 Hartford TPKE, LLC and Phelps and Sons, Inc	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/29/2038	113.1	113.1	124.2	0.04%
^Capital Scrap Metal, LLC and Powerline Investment, LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/29/2038	432.5	432.5	476.1	0.17%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^MRM Supermarkets Inc dba Constantins Breads; Dallas Gourmet Breads	Food Manufacturing	Term Loan	Prime plus 2.75%	3/29/2038	305.5	305.5	335.3	0.12%
^Xela Pack, Inc. and Aliseo and Catherine Gentile	Paper Manufacturing	Term Loan	Prime plus 2.75%	3/27/2028	211.9	211.9	223.8	0.08%
^A & M Commerce, Inc. dba Cranberry Sunoco	Gasoline Stations	Term Loan	Prime plus 2.75%	3/27/2038	299.6	299.6	329.5	0.12%
^American Diagnostic Imaging, Inc. dba St. Joseph Imaging Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/25/2038	487.8	487.8	536.0	0.19%
^Michael A.and HeatherR. Welsch dba Art & FrameEtc.	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/22/2038	61.3	61.3	67.4	0.02%
^M & H Pine Straw Inc and Harris L. Maloy	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/21/2023	198.8	198.8	204.6	0.07%
^Truth Technologies Inc dba Truth Technologies Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/21/2023	48.3	48.3	49.5	0.02%
^J. Kinderman & Sons Inc., dba BriteStar Inc.	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	3/20/2023	112.1	112.1	115.5	0.04%
^Stellar Environmental LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/18/2023	34.2	34.2	35.2	0.01%
^Sound Manufacturing, Inc. and Monster Power Equipment Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/15/2023	316.1	316.1	325.1	0.12%
^Golden Gate Lodging LLC	Accommodation	Term Loan	Prime plus 2.75%	3/12/2038	104.4	104.4	114.8	0.04%
^River Club Golf Course Inc dba The River Club	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2038	432.8	432.8	475.8	0.17%
^Bakhtar Group LLC dba Malmaison	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2023	62.7	62.7	64.3	0.02%
^Osceola River Mill, LLC, Ironman Machine, Inc.	Machinery Manufacturing	Term Loan	Prime plus 2.75%	2/20/2038	78.1	78.1	85.9	0.03%
^Java Warung, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/19/2038	46.3	46.3	50.9	0.02%
^Retain Loyalty LLC	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	2/15/2038	96.2	96.2	105.9	0.04%
^Outcome Driven Innovation, Inc. dba ODI	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	2/12/2023	50.2	50.2	51.5	0.02%
^Knits R Us, Inc. dba NYC Sports / Mingle	Textile Mills	Term Loan	Prime plus 2.75%	2/11/2038	113.4	113.4	124.8	0.04%
^North Country Transport, LLC	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	2/6/2023	9.0	9.0	9.3	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^MJD Investments, LLC dba The Community Day School	Social Assistance	Term Loan	Prime plus 2.75%	1/31/2038	233.4	233.4	256.5	0.09%
^Sherill Universal City dba Golden Corral	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/28/2038	399.7	399.7	439.3	0.16%
^Macho LLC, Madelaine Chocolate Novelties Inc	Food Manufacturing	Term Loan	Prime plus 2.75%	12/31/2037	453.3	453.3	498.5	0.18%
^Elegant Fireplace Mantels, Inc. dba Elegant Fireplace Mantels	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/31/2022	56.9	56.9	58.3	0.02%
^Babie Bunnie Enterprises Inc dba Triangle Mothercare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/28/2027	32.2	32.2	33.8	0.01%
^John Duffy Fuel Co., Inc.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/28/2022	300.0	300.0	308.6	0.11%
^Polpo Realty LLC & Polpo Restaurant LLC dba Polpo Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/27/2037	467.1	467.1	513.6	0.18%
^Martin L Hopp, MD PHD A Medical Corp dba Tower ENT	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2022	38.5	38.5	39.5	0.01%
^Ezzo Properties, LLC and Great Lakes Cleaning, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/20/2027	298.5	298.5	313.7	0.11%
^Pioneer Window Holdings, Inc and Subsidiaries dba Pioneer Windows	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/20/2022	130.7	130.7	134.1	0.05%
^Cheryle A Baptiste and Cheryle Baptiste DDS PLLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/30/2037	259.0	259.0	284.7	0.10%
^Daniel Gordon and Erin Gordon and Silver Lining Stables CT, LLC	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	11/28/2037	204.2	204.2	224.5	0.08%
^D&L Rescources, Inc. dba The UPS Store	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	11/27/2022	5.6	5.6	5.7	—%
^Richmond Hill Mini Market, LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/27/2037	166.8	166.8	183.3	0.07%
^DRV Enterprise, Inc. dba Cici's Pizza # 339	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/26/2022	34.8	34.8	35.8	0.01%
^U & A Food and Fuel, Inc. dba Express Gas & Food Mart	Gasoline Stations	Term Loan	Prime plus 2.75%	11/21/2037	86.6	86.6	95.3	0.03%
^Pioneer Windows Manufacturing Corp, Pioneer Windows	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	11/21/2022	157.5	157.5	161.6	0.06%
^R & J Petroleum LLC, Manar USA, Inc.	Gasoline Stations	Term Loan	Prime plus 2.75%	11/20/2037	162.0	162.0	178.0	0.06%
^St Judes Physical Therapy P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/19/2022	12.1	12.1	12.5	—%
^Hi-Def Imaging, Inc. dba SpeedPro Imaging	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/9/2022	12.8	12.8	13.1	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Reidville Hydraulics Mfg Inc dba Summit	Machinery Manufacturing	Term Loan	Prime plus 2.75%	11/2/2037	239.2	239.2	262.3	0.09%
^Big Apple Entertainment Partners, LLC d/b/a Ripley's Believe It or Not	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/26/2022	104.5	104.5	106.9	0.04%
^LA Diner Inc dba Loukas L A Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/28/2037	617.8	617.8	678.8	0.24%
^University Park Retreat, LLC dba Massage Heights	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/27/2022	42.4	42.4	43.6	0.02%
^Forno Italiano Di Nonna Randazzo, LLC dba Nonna Randazzo's Bakery	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/26/2037	165.9	165.9	182.0	0.07%
^LaSalle Market and Deli EOK Inc and Rugen Realty LLC dba LaSalle Mark	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/21/2037	226.0	226.0	247.9	0.09%
^O'Rourkes Diner LLC dba O'Rourke's Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/19/2037	58.7	58.7	64.3	0.02%
^AJK Enterprise LLC dba AJK Enterprise LLC	Truck Transportation	Term Loan	Prime plus 2.75%	8/27/2022	9.0	9.0	9.3	—%
^New Image Building Services, Inc. dba New Image Repair Services	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/23/2037	255.4	255.4	279.8	0.10%
^Suncoast Aluminum Furniture, Inc	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	8/17/2037	322.0	322.0	353.8	0.13%
^Hofgard & Co., Inc. dba HofgardBenefits	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/27/2022	57.1	57.1	58.7	0.02%
^Georgia Safe Sidewalks LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/27/2022	8.0	8.0	8.2	—%
^Central Tire, Inc. dba Cooper Tire & Auto Services	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/29/2037	256.5	256.5	282.2	0.10%
^WPI, LLC	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	6/29/2024	82.4	82.4	85.4	0.03%
^Havana Central (NY) 5, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/29/2022	736.2	736.2	756.2	0.27%
^Jenkins-Pavia Corporation dba Victory Lane Quick Oil Change	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/27/2037	62.0	62.0	68.2	0.02%
^KIND-ER-ZZ Inc dba Kidville	Educational Services	Term Loan	Prime plus 2.75%	6/15/2022	26.4	26.4	27.1	0.01%
^Graphish Studio, Inc. and Scott Fishoff	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/14/2022	10.7	10.7	11.0	—%
^ALF, LLC, Mulit-Service Eagle Tires	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	5/31/2037	55.9	55.9	61.5	0.02%
^Craig R Freehauf dba Lincoln Theatre	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	5/31/2022	16.0	16.0	16.5	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Christou Real Estate Holdings LLC dba Tops American Grill	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/17/2037	251.6	251.6	277.0	0.10%
^Tracey Vita-Morris dba Tracey Vita's School of Dance	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	5/10/2022	11.8	11.8	12.1	—%
^Bisson Transportation, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	5/7/2037	550.0	550.0	604.8	0.22%
^Bisson Moving & Storage Company Bisson Transportation Inc	Truck Transportation	Term Loan	Prime plus 2.75%	5/7/2022	319.5	319.5	328.2	0.12%
^Fair Deal Food Mart Inc dba Neighbors Market	Gasoline Stations	Term Loan	Prime plus 2.75%	5/3/2037	338.2	338.2	372.3	0.13%
^Tanner Optical, Inc. dba Murphy Eye Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/27/2022	4.2	4.2	4.3	—%
^Zane Filippone Co Inc dba Culligan Water Conditioning	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/12/2022	288.3	288.3	296.0	0.11%
^Indoor Playgrounds Limited Liability Company dba Kidville	Educational Services	Term Loan	Prime plus 2.75%	4/5/2022	5.1	5.1	5.2	—%
^Access Staffing, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/30/2022	95.2	95.2	97.4	0.03%
^Brandywine Picnic Park, Inc. and B.Ross Capps & Linda Capps	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/30/2031	187.0	187.0	200.7	0.07%
^Willow Springs Golf Course, Inc. & JC Lindsey Family Limited Partners	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/29/2037	669.6	669.6	736.4	0.26%
^DC Realty, LLC dba FOGO Data Centers	Professional, Scientific, and Technical Services	Term Loan	6%	3/23/2037	2,623.4	2,623.4	2,885.4	1.04%
^DC Realty, LLC dba FOGO Data Centers	Professional, Scientific, and Technical Services	Term Loan	6.25%	3/23/2022	734.2	734.2	753.2	0.27%
^Manuel P. Barrera and Accura Electrical Contractor, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/23/2028	77.5	77.5	81.8	0.03%
^Shweiki Media, Inc. dba Study Breaks Magazine	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/22/2027	852.3	852.3	896.6	0.32%
^ATI Jet, Inc.	Air Transportation	Term Loan	Prime plus 2.75%	12/28/2026	596.3	596.3	626.7	0.23%
^J. Kinderman & Sons, Inc. dba Brite Star Manufacturing Company	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/22/2036	440.1	440.1	483.6	0.17%
^K's Salon, LLC dba K's Salon	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/20/2021	35.5	35.5	36.3	0.01%
^15 Frederick Place LLC & Pioneer Windows Holdings Inc & Subs	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/16/2021	118.7	118.7	121.5	0.04%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^M & H Pinestraw, Inc. and Harris L. Maloy	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/15/2021	135.5	135.5	138.7	0.05%
^Taylor Transport, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	12/8/2021	148.7	148.7	152.3	0.05%
^MRM Supermarkets, Inc. dba Constantin's Breads	Food Manufacturing	Term Loan	Prime plus 2.75%	11/10/2021	65.0	65.0	66.5	0.02%
^K9 Bytes, Inc & Epazz, Inc dba K9 Bytes, Inc	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	10/26/2021	27.6	27.6	28.2	0.01%
^28 Cornelia Street Properties, LLC and Zouk, Ltd.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/25/2021	10.4	10.4	10.6	—%
^39581 Garfield, LLC and Tri County Neurological Associates, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2036	72.3	72.3	79.3	0.03%
^Robert E. Caves, Sr. and American Plank dba Caves Enterprises	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/30/2021	137.7	137.7	140.8	0.05%
^39581 Garfield, LLC and Tricounty Neurological Associates, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2036	24.6	24.6	27.0	0.01%
^PTK, Incorporated dba Night N Day 24 HR Convenience Store	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/30/2036	119.7	119.7	131.4	0.05%
^Big Apple Entertainment Partners, LLC dba Ripley's Believe it or Not	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2021	479.9	479.9	489.7	0.18%
^Equity National Capital LLC & Chadbourne Road Capital, LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	9/26/2021	28.5	28.5	29.1	0.01%
^Bryan Bantry Inc.	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/8/2021	38.0	38.0	38.8	0.01%
^Michael S. Decker & Janet Decker dba The Hen House Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/30/2036	14.3	14.3	15.7	0.01%
^Qycell Corporation	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	8/19/2021	79.1	79.1	80.8	0.03%
^Trademark Equipment Company Inc and David A. Daniel	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	8/19/2036	116.0	116.0	127.3	0.05%
^Valiev Ballet Academy, Inc	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	8/12/2036	36.8	36.8	40.4	0.01%
^A & A Auto Care, LLC dba A & A Auto Care, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/12/2036	88.0	88.0	96.6	0.03%
^LaHoBa, LLC d/b/a Papa John's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/3/2036	66.8	66.8	73.4	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^MTV Bowl, Inc. dba Legend Lanes	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/30/2036	217.9	217.9	239.5	0.09%
^Lavertue Properties LLP dba Lavertue Properties	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/29/2036	38.8	38.8	42.7	0.02%
^Lisle Lincoln II Limited Partnership dba Lisle Lanes LP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/29/2036	303.8	303.8	333.9	0.12%
^Pierce Developments, Inc. dba Southside Granite	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/13/2036	221.2	221.2	243.0	0.09%
^Major Queens Body & Fender Corp	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/10/2021	12.2	12.2	12.5	—%
^J&K Fitness, LLC dba Physiques Womens Fitness Center	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/8/2036	398.3	398.3	437.7	0.16%
^Peanut Butter & Co., Inc. d/b/a Peanut Butter & Co.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/3/2021	26.9	26.9	27.5	0.01%
^Demand Printing Solutions, Inc.and MLM Enterprises, LLC	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/27/2021	6.9	6.9	7.0	—%
^Modern on the Mile, LLC dba Ligne Roset	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	5/25/2021	87.9	87.9	89.8	0.03%
^Profile Performance, Inc. and Eidak Real Estate, L.L.C.	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/20/2036	109.6	109.6	120.5	0.04%
^Northwind Outdoor Recreation, Inc. dba Red Rock Wilderness Store	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/18/2036	113.8	113.8	125.1	0.04%
^Michael S. Korfe dba North Valley Auto Repair	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/24/2036	13.3	13.3	14.6	0.01%
^Actknowledge,Inc dba Actknowledge	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/21/2021	23.0	23.0	23.5	0.01%
^Key Products I&II, Inc. dba Dunkin' Donuts/Baskin-Robbins	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/10/2021	61.5	61.5	62.8	0.02%
^Stephen Frank, Patricia Frank and Suds Express LLC dba Frank Chiropra	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/25/2023	31.3	31.3	32.3	0.01%
^SuzyQue’s LLC dba Suzy Que’s	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/11/2036	52.3	52.3	57.5	0.02%
^Little People’s Village, LLC dba Little People’s Village	Social Assistance	Term Loan	Prime plus 2.75%	1/31/2036	26.5	26.5	29.1	0.01%
^Seagate Group Holdings, Inc. dba Seagate Logistics, Inc.	Support Activities for Transportation	Term Loan	Prime plus 2.75%	1/28/2036	96.7	96.7	106.2	0.04%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Patrageous Enterprises, LLC dba Incredibly Edible Delites of Laurel	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/29/2020	2.7	2.7	2.8	—%
^Dixie Transport, Inc. & Johnny D. Brown & Jimmy Brown & Maudain Brown	Support Activities for Transportation	Term Loan	5.25%	12/28/2035	1,316.8	1,334.6	1,444.1	0.52%
^Groundworks Unlimited LLC	Specialty Trade Contractors	Term Loan	6%	12/17/2023	72.8	72.8	75.4	0.03%
^Shree OM Lodging, LLC dba Royal Inn	Accommodation	Term Loan	Prime plus 2.75%	12/17/2035	23.5	23.5	25.8	0.01%
^Lodin Medical Imaging, LLC dba Watson Imaging Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/1/2020	24.4	24.4	24.8	0.01%
^Robert F. Schuler and Lori A. Schuler dba Bob’s Service Center	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/30/2035	28.8	28.8	31.6	0.01%
^West Cobb Enterprises, Inc and Advanced Eye Associates, L.L.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/12/2035	126.3	126.3	138.5	0.05%
^K9 Bytes, Inc & Epazz, Inc	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	9/30/2020	6.4	6.4	6.5	—%
^Elan Realty, LLC and Albert Basse Asociates, Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	9/30/2035	192.6	192.6	211.1	0.08%
^Success Express,Inc. dba Success Express	Couriers and Messengers	Term Loan	Prime plus 2.75%	9/29/2020	30.5	30.5	31.0	0.01%
^Modern Manhattan, LLC	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	9/20/2020	70.6	70.6	71.9	0.03%
^Dirk's Trucking, L.L.C. dba Dirk's Trucking	Truck Transportation	Term Loan	Prime plus 2.75%	9/17/2020	6.0	6.0	6.1	—%
^Rudy & Louise Chavez dba Clyde's Auto and Furniture Upholstery	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/2/2035	42.2	42.2	46.2	0.02%
^Newsome Trucking Inc and Kevin Newsome	Truck Transportation	Term Loan	Prime plus 2.75%	9/2/2035	206.1	206.1	225.8	0.08%
^California College of Communications, Inc.	Educational Services	Term Loan	Prime plus 2.75%	11/2/2020	61.3	61.3	62.5	0.02%
^DDLK Investments LLC dba Smoothie King	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/30/2020	1.6	1.6	1.6	—%
^Members Only Software	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/30/2020	13.2	13.2	13.4	—%
^ActKnowledge,Inc dba ActKnowledge	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/30/2020	15.9	15.9	16.2	0.01%
^I-90 RV & Auto Supercenter	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/29/2035	62.7	62.7	68.6	0.02%
^Zouk, Ltd. dba Palma	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/25/2020	9.1	9.1	9.3	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^CJ Park Inc. dba Kidville Midtown West	Educational Services	Term Loan	Prime plus 2.75%	6/25/2020	6.6	6.6	6.7	—%
^Tanner Optical Inc. dba Murphy Eye Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/22/2035	79.3	79.3	86.8	0.03%
^B&B Fitness and Barbell, Inc. dba Elevations Health Club	Amusement, Gambling, and Recreation Industries	Term Loan	6%	6/22/2035	182.0	182.0	199.2	0.07%
^M & H Pine Straw, Inc.and Harris Maloy	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	7/10/2020	28.2	28.2	28.7	0.01%
^Excel RP, Inc./Kevin and Joann Foley	Machinery Manufacturing	Term Loan	Prime plus 2.75%	7/8/2028	35.7	35.7	37.9	0.01%
ValleyStar, Inc. dba BrightStar HealthCare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2020	1.9	1.9	1.9	—%
^ValleyStar, Inc. dba BrightStar Healthcare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2020	2.4	2.4	2.4	—%
^Diag, LLC dba Kidville	Educational Services	Term Loan	Prime plus 2.75%	6/21/2020	11.5	11.5	11.7	—%
^M & H Pine Straw, Inc and Harris L. Maloy	Support Activities for Agriculture and Forestry	Term Loan	6%	4/30/2020	57.0	57.0	58.0	0.02%
^New Economic Methods LLC dba Rita's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2020	0.5	0.5	0.6	—%
^Cocoa Beach Parasail Corp. dba Cocoa Beach Parasail	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/26/2020	1.8	1.8	1.9	—%
^Lahoba,LLC dba Papa John's Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/30/2034	35.2	35.2	38.4	0.01%
^Animal Intrusion Prevention Systems Holding Company, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/29/2024	25.8	25.8	26.8	0.01%
^David A. Nusblatt, D.M.D, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/11/2019	2.3	2.3	2.3	—%
^CMA Consulting dba Construction Management Associates	Construction of Buildings	Term Loan	Prime plus 2.75%	12/11/2019	13.4	13.4	13.5	—%
^KMC RE, LLC & B&B Kennels	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/19/2034	48.0	48.0	52.5	0.02%
^Demand Printing Solutions, Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	12/12/2019	2.5	2.5	2.5	—%
^Demand Printing Solutions, Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	10/29/2034	121.1	121.1	132.3	0.05%
^Rover Repairs	Repair and Maintenance	Term Loan	Prime plus 2.5%	11/28/2029	51.4	35.9	54.2	0.02%
^Supreme Screw Products	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	4/17/2019	51.5	51.5	52.1	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Gray Tree Service, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/18/2018	6.4	6.4	6.5	—%
^Gourmet to You, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2019	1.7	1.7	1.8	—%
^The Alba Financial Group, Inc.	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	6%	1/10/2019	9.6	9.6	9.7	—%
^Inflate World Corporation	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/30/2018	0.6	0.6	0.6	—%
^Peter Thomas Roth Labs	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/26/2018	41.1	41.1	41.4	0.01%
^CBA D&A Pope, LLC dba Christian Brothers Automotive	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/14/2018	11.0	11.0	11.0	—%
^Gilbert Chiropractic Clinic, Inc.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/7/2018	0.3	0.3	0.3	—%
^D & D's Divine Beauty School of Esther, LLC	Educational Services	Term Loan	6%	8/1/2031	49.0	49.0	52.8	0.02%
Bliss Coffee and Wine Bar, LLC	Food Services and Drinking Places	Term Loan	6%	8/31/2019	68.1	68.1	68.9	0.02%
^Zog Inc.	Other Information Services	Term Loan	6%	3/17/2018	48.2	48.2	48.4	0.02%
^Saan M.Saelee dba Saelee's Delivery Service	Truck Transportation	Term Loan	Prime plus 2.75%	3/12/2018	0.3	0.3	0.3	—%
^Integrity Sports Group, LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	6%	3/6/2018	30.6	30.6	30.7	0.01%
^Enewhere Custom Canvas, LLC	Textile Product Mills	Term Loan	Prime plus 2.75%	2/15/2018	0.5	0.5	0.5	—%
^A & A Acquisition, Inc. dba A & A International	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	2/15/2018	2.2	2.2	2.2	—%
^All American Printing	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	10/26/2032	36.4	36.4	39.5	0.01%
^Seo's Paradise Cleaners, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/19/2018	0.1	0.1	0.1	—%
^Connect Litigation Technology, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2%	10/18/2025	25.2	17.6	25.7	0.01%
^1911 East Main Street Holdings, Corp	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2032	11.9	11.9	12.8	—%
^Water Works Laundromat, LLC	Personal and Laundry Services	Term Loan	Prime plus 2.25%	9/7/2027	170.4	170.4	176.3	0.06%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Dave Kris, and MDK Ram Corp.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/5/2026	29.6	29.6	31.0	0.01%
^Gill Express Inc. dba American Eagle Truck Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	1/5/2027	173.9	173.9	183.4	0.07%
^Smooth Grounds, Inc.	Food Services and Drinking Places	Term Loan	8%	12/31/2018	27.5	27.5	27.7	0.01%
^Fran-Car Corporation dba Horizon Landscape Management	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/3/2028	65.4	65.4	69.3	0.02%
^Head To Toe Personalized Pampering, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/27/2031	8.6	8.6	9.2	—%
^Christopher F. Bohon & Pamela D. Bohon	Social Assistance	Term Loan	Prime plus 2.75%	10/28/2026	3.0	3.0	3.2	—%
^Mogas Limited	Gasoline Stations	Term Loan	Prime plus 2.75%	5/31/2030	69.6	48.7	74.5	0.03%
^Shree Om Lodging, LLC dba Royal Inn	Accommodation	Term Loan	Prime plus 2.75%	5/2/2030	61.5	61.5	65.9	0.02%
^Pedzik's Pets, LLC	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	3/31/2030	8.5	8.5	9.1	—%
^Nancy Carapelluci & A & M Seasonal Corner Inc.	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/1/2025	13.1	13.1	13.7	—%
^Patricia Hughes Jones, MD PC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/13/2020	3.7	2.5	3.8	—%
^Moonlight Multi Media Production, Inc.	Other Information Services	Term Loan	5%	2/1/2025	2.7	2.7	2.9	—%
David M. Goens dba Superior Auto Paint & Body, Inc.	Repair and Maintenance	Term Loan	6%	8/26/2024	15.8	15.8	16.5	0.01%
^McCallister Venture Group, LLC and Maw's Vittles, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/30/2029	10.9	10.9	11.6	—%
^Chong Hun Im dba Kim's Market	Food and Beverage Stores	Term Loan	Prime plus 2.5%	2/27/2024	8.3	8.3	8.6	—%
Whirlwind Car Wash, Inc.	Repair and Maintenance	Term Loan	Prime plus 2%	4/9/2029	65.2	65.2	66.9	0.02%
^West Experience,Inc/West Mountain Equipment Rental,Inc/Ski West Lodge	Amusement, Gambling, and Recreation Industries	Term Loan	6%	6/5/2026	826.6	826.6	868.6	0.31%
^Center-Mark Car Wash, Ltd	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/18/2024	24.8	24.8	25.8	0.01%
^Shuttle Car Wash, Inc. dba Shuttle Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.25%	11/10/2028	16.0	16.0	16.6	0.01%
^Min Hui Lin	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/30/2028	16.4	16.4	17.3	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Delta Partners, LLC dba Delta Carwash	Repair and Maintenance	Term Loan	Prime plus 2.5%	4/5/2029	40.2	40.2	42.3	0.02%
^Auto Sales, Inc.	Motor Vehicle and Parts Dealers	Term Loan	6%	8/17/2023	6.8	6.8	7.0	—%
^RAB Services, Inc. & Professional Floor Installations	Specialty Trade Contractors	Term Loan	Prime plus 2.5%	1/31/2023	6.0	6.0	6.2	—%
^Taste of Inverness, Inc. dba China Garden	Food Services and Drinking Places	Term Loan	Prime plus 2%	6/29/2025	7.9	7.9	8.1	—%
^Ralph Werner dba Werner Transmission Inc	Gasoline Stations	Term Loan	Prime plus 2.75%	12/29/2021	1.9	1.9	2.0	—%
^Robin C. & Charles E. Taylor & Brigantine Aquatic Center LLC	Amusement, Gambling, and Recreation Industries	Term Loan	6%	9/14/2023	29.6	29.6	30.7	0.01%
^OrthoQuest, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2%	3/12/2022	3.4	3.4	3.5	—%
^CPN Motel, L.L.C. dba American Motor Lodge	Accommodation	Term Loan	Prime plus 2.25%	4/30/2024	27.4	27.4	28.0	0.01%
^Track Side Collision & Tire, Inc.	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/16/2025	4.4	4.4	4.6	—%
^Duttakrupa, LLC dba Birmingham Motor Court	Accommodation	Term Loan	Prime plus 2.25%	9/8/2023	10.7	10.7	10.9	—%
^Deesha Corporation, Inc. dba Best Inn & Suites	Accommodation	Term Loan	Prime plus 2.25%	2/14/2025	24.8	24.8	25.4	0.01%
^Maruti, Inc	Accommodation	Term Loan	Prime plus 2.25%	11/25/2024	22.9	22.9	23.4	0.01%
Willington Hills Equestrian Center LLC	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	10/19/2022	12.4	12.4	12.8	—%
^LABH, Inc., Ramada Ltd.	Accommodation	Term Loan	Prime plus 2.25%	9/27/2024	36.7	36.7	37.6	0.01%
^Randall D. & Patricia D. Casaburi dba Pat's Pizzazz	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	3/13/2023	6.1	6.1	6.3	—%
^Gain Laxmi, Inc. dba Super 8 Motel	Accommodation	Term Loan	Prime plus 2.25%	5/31/2023	17.4	17.4	17.8	0.01%
^Naseeb Corporation	Accommodation	Term Loan	Prime plus 2.25%	3/31/2024	26.4	26.4	27.1	0.01%
^Stillwell Ave Prep School	Social Assistance	Term Loan	Prime plus 2.75%	1/14/2023	5.5	5.5	5.7	—%
^Karis, Inc.	Accommodation	Term Loan	Prime plus 2%	12/22/2023	11.8	11.8	11.9	—%
^Five Corners, Ltd.	Gasoline Stations	Term Loan	Prime plus 2.75%	12/11/2019	3.2	3.2	3.3	—%
^Alyssa Corp dba Knights Inn	Accommodation	Term Loan	Prime plus 2.25%	9/30/2023	38.8	38.8	39.6	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Bhailal Patel dba New Falls Motel	Accommodation	Term Loan	Prime plus 2.75%	3/27/2023	3.1	3.1	3.2	—%
^Pegasus Automotive, Inc.	Gasoline Stations	Term Loan	Prime plus 2.75%	12/23/2022	9.4	9.4	9.7	—%
^Delyannis Iron Works	Fabricated Metal Product Manufacturing	Term Loan	6%	12/8/2022	10.8	10.8	11.2	—%
^P. Agrino, Inc. dba Andover Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/18/2021	7.0	7.0	7.1	—%
^RJS Service Corporation	Gasoline Stations	Term Loan	Prime plus 2.75%	8/20/2021	5.0	5.0	5.1	—%
Total Performing SBA Unguaranteed Investments					$264,318.4	$264,282.0	$266,467.1	95.74%

Non-Performing SBA Unguaranteed Investments (3)
*^200 North 8th Street Associates LLC and Enchanted Acres Farm	Food Manufacturing	Term Loan	6.25%	5/4/2028	$469.3	$469.3	$436.5	0.16%
*^214 North Franklin, LLC and Winter Ventures, Inc.	Nonstore Retailers	Term Loan	6%	11/29/2037	$81.7	$81.7	$—	—%
*^Alejandro Rico dba Rico Motors and Golden West Motel and Alrima Co Inc	Motor Vehicle and Parts Dealers	Term Loan	6.75%	11/25/2040	$68.4	$68.4	$2.8	—%
*^Al-Mustafa Enterprise, Inc. and Al-Mustafa Enterprise Inc	Motor Vehicle and Parts Dealers	Term Loan	6.25%	9/18/2040	$34.7	$34.7	$—	—%
*^Amboy Group, LLC dba Tommy's Moloney's	Food Manufacturing	Term Loan	Prime plus 2.75%	6/24/2025	$387.4	$387.4	$360.3	0.13%
*^AUM Estates, LLC and Sculpted Figures Plastic Surgery Inc.	Ambulatory Health Care Services	Term Loan	6%	3/14/2038	$305.7	$305.7	$—	—%
*AWA Fabrication & Construction, L.L.C.	Fabricated Metal Product Manufacturing	Term Loan	6%	4/30/2025	$34.8	$34.8	$—	—%
*^B & J Manufacturing Corporation and Benson Realty Trust	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2%	3/30/2021	$15.5	$15.5	$14.6	0.01%
*Baker Sales, Inc. d/b/a Baker Sales, Inc.	Nonstore Retailers	Term Loan	6%	3/29/2036	$177.4	$177.4	$95.5	0.03%
*^Fieldstone Quick Stop LLC, Barber Investments LLC, Thadius M B	Gasoline Stations	Term Loan	6%	9/30/2038	$407.3	$407.3	$2.6	—%
*^Barber Investments LLC and Fieldstone Quickstop LLC and Maine Dollar	Gasoline Stations	Term Loan	6.25%	8/15/2039	$146.3	$146.3	$—	—%
*Bone Bar & Grill LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2042	$73.4	$73.4	$64.2	0.02%
*^Calhoun Satellite Communications Inc and Transmission Solutions Group	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	2/27/2025	$811.7	$811.7	$431.3	0.15%
*Calhoun Satellite Communications, Inc.	Telecommunications	Term Loan	Prime plus 2.75%	12/2/2026	$189.1	$189.1	$172.6	0.06%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
*^Chickamauga Properties, Inc., MSW Enterprises, LLP	Amusement, Gambling, and Recreation Industries	Term Loan	6.25%	12/22/2035	$59.0	$59.0	$56.5	0.02%
*^Chickamauga Properties, Inc. and MSW Enterprises, LLP	Amusement, Gambling, and Recreation Industries	Term Loan	6.25%	10/19/2022	$43.5	$43.5	$—	—%
*^CLU Amboy, LLC and Amboy Group, LLC dba Tommy Moloney's	Food Manufacturing	Term Loan	Prime plus 2.75%	12/27/2023	$479.8	$479.8	$446.2	0.16%
*^CM Lab Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/20/2026	$166.1	$166.1	$154.5	0.06%
*^Custom Software, Inc. a Colorado Corporation dba M-33 Access	Professional, Scientific, and Technical Services	Term Loan	6.25%	6/17/2021	$272.7	$272.7	$234.6	0.08%
*^Custom Software, Inc. a Colorado Corporation dba M-33 Access	Broadcasting (except Internet)	Term Loan	6.25%	4/30/2022	$94.3	$94.3	$—	—%
*^D&G Capital LLC dba Miami Grill 277	Food Services and Drinking Places	Term Loan	6.5%	12/16/2025	$81.2	$81.2	$55.5	0.02%
*^Daniel S. Fitzpatrick dba Danny's Mobile Appearance Reconditioning Service	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/29/2018	$0.3	$0.3	$0.3	—%
*^Danjam Enterprises, LLC dba Ariel Dental Care	Ambulatory Health Care Services	Term Loan	6%	3/31/2035	$126.0	$126.0	$118.9	0.04%
*^Danjam Enterprises, LLC dba Ariel Dental Care	Ambulatory Health Care Services	Term Loan	6%	3/29/2023	$64.8	$64.8	$61.1	0.02%
*^Dill Street Bar and Grill Inc and WO Entertainment, Inc	Food Services and Drinking Places	Term Loan	6%	9/27/2027	$78.4	$78.4	$—	—%
*^DTM Parts Supply Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/2/2025	$54.8	$54.8	$43.9	0.02%
*^E & I Holdings, LP & PA Farm Products, LLC	Food Manufacturing	Term Loan	6%	4/30/2030	$4,923.2	$5,047.3	$2,529.6	0.91%
*^ENI Inc, Event Networks Inc, ENI Worldwide LLC and Spot Shop Inc	Professional, Scientific, and Technical Services	Term Loan	6.75%	4/25/2024	$273.8	$273.8	$—	—%
*^ENI Inc. dba ENI Group, Inc	Other Information Services	Term Loan	6.75%	12/11/2025	$32.8	$32.8	$—	—%
*^Europlast Ltd	Plastics and Rubber Products Manufacturing	Term Loan	6%	9/26/2022	$314.9	$314.9	$28.4	0.01%
*^Europlast Ltd	Plastics and Rubber Products Manufacturing	Term Loan	6%	5/31/2023	$73.4	$73.4	$—	—%
*^Event Mecca LLC	Other Information Services	Term Loan	6%	4/10/2023	$12.2	$12.2	$9.4	—%
*^EZ Towing, Inc.	Support Activities for Transportation	Term Loan	6%	1/31/2023	$86.4	$86.4	$8.1	—%
*^Gator Communications Group LLC dba Harvard Printing Group	Printing and Related Support Activities	Term Loan	6.25%	3/30/2022	$233.5	$233.5	$11.2	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
*^Gator Communications Group LLC dba Harvard Printing Group	Printing and Related Support Activities	Term Loan	6.25%	4/25/2022	$157.8	$157.8	$—	—%
*^Gator Communications Group, LLC dba Harvard Printing Group	Printing and Related Support Activities	Term Loan	6.25%	3/27/2023	13.3	13.3	—	—%
*^Gino Italian American Deli and Meat Market Inc	Food and Beverage Stores	Term Loan	Prime plus 2.75%	7/25/2041	530.2	530.2	493.2	0.18%
*^Grand Manor Realty, Inc. & Kevin LaRoe	Real Estate	Term Loan	6%	2/20/2023	19.0	19.0	17.6	0.01%
*Guzman Group, LLC	Rental and Leasing Services	Term Loan	6%	9/30/2019	181.3	181.3	173.3	0.06%
*Harrelson Materials Management, Inc	Waste Management and Remediation Services	Term Loan	6%	6/24/2021	465.2	465.2	25.0	0.01%
*^Hascher Gabelstapler Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/26/2024	107.7	107.7	100.2	0.04%
*^Hemingway Custom Cabinetry LLC	Furniture and Related Product Manufacturing	Term Loan	6.5%	9/25/2025	198.6	198.6	62.5	0.02%
*^Home Again Restaurant LLC	Food Services and Drinking Places	Term Loan	6.25%	6/30/2040	58.8	58.8	47.5	0.02%
*^J And G Group Services LLC and United Vending of Florida Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	7/28/2026	29.6	29.6	27.5	0.01%
*^J Olson Enterprises LLC and Olson Trucking Direct, Inc.	Truck Transportation	Term Loan	6%	6/28/2025	628.4	628.4	76.7	0.03%
*^J&M Concessions, Inc.dba A-1 Liquors	Food and Beverage Stores	Term Loan	6.25%	3/3/2039	130.6	130.6	61.7	0.02%
*^J&M Concessions Inc dba A 1 Liquors	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/27/2025	80.0	80.0	21.6	0.01%
*^Jacksonville Beauty Institute Inc. dba Beauty Institute's	Educational Services	Term Loan	7%	10/23/2025	43.7	43.7	40.6	0.01%
*Jenny's Wunderland, Inc.	Social Assistance	Term Loan	6%	6/29/2036	98.8	98.8	10.6	—%
*^Karykion, Corporation dba Karykion Corporation	Professional, Scientific, and Technical Services	Term Loan	6%	6/28/2022	144.8	144.8	134.7	0.05%
*^Kantz LLC and Kantz Auto LLC dba Kantz's Hometown Auto	Motor Vehicle and Parts Dealers	Term Loan	6.25%	10/29/2039	11.1	11.1	10.3	—%
*^Kids at Heart,LLC dba Monster Mini Golf	Amusement, Gambling, and Recreation Industries	Term Loan	6.75%	9/22/2026	21.6	21.6	10.4	—%
*Krishna of Orangeburg, Inc.	Accommodation	Term Loan	6%	2/20/2032	10.3	10.3	5.5	—%
*^Kup's Auto Spa Inc	Repair and Maintenance	Term Loan	6.25%	11/15/2038	366.8	366.8	341.2	0.12%
*Kup’s Auto Spa, Inc.	Repair and Maintenance	Term Loan	6.25%	10/23/2025	54.7	54.7	50.9	0.02%
*^Las Casuelas Del Este Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/29/2041	791.6	791.6	393.1	0.14%
*^Las Torres Development LLC dba Houston Event Centers	Real Estate	Term Loan	6%	8/27/2028	875.4	906.0	—	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
*^LE & JS dba Laredo Mercado Y Carniceria	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/13/2026	18.5	18.5	—	—%
*^Luv 2 Play Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/12/2026	60.8	60.8	57.4	0.02%
*^M and C Renovations Inc	Construction of Buildings	Term Loan	Prime plus 2.75%	10/31/2024	12.8	12.8	10.0	—%
*^Matchless Transportation LLC dba First Class Limo	Transit and Ground Passenger Transportation	Term Loan	6.25%	8/3/2022	125.3	125.3	110.0	0.04%
*^Medeiros Holdings Inc dba Outdoor Lighting Perspectives of the Triad	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	11/25/2025	19.5	19.5	6.1	—%
*^Milliken and Milliken, Inc. dba Milliken Wholesale Distribution	Merchant Wholesalers, Durable Goods	Term Loan	6%	6/10/2036	25.6	25.6	—	—%
*^Mojo Brands Media, LLC	Broadcasting (except Internet)	Term Loan	6%	8/28/2023	725.0	725.0	342.9	0.12%
*^Morris Glass and Construction	Specialty Trade Contractors	Term Loan	6%	3/7/2021	465.1	482.1	53.5	0.02%
*Municipal Hydro Sevices Inc.	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/30/2027	225.7	225.7	42.0	0.02%
*New England Country Day School, Inc. and Thomas D. Walker	Social Assistance	Term Loan	Prime plus 2.75%	3/28/2042	362.6	362.6	293.2	0.11%
*^New Paltz Dental Care, PLLC dba Ariel Dental Care	Ambulatory Health Care Services	Term Loan	6%	6/19/2025	97.5	97.5	59.6	0.02%
*^Colts V LLC and Nowatzke Service Center, Inc	Repair and Maintenance	Term Loan	6.75%	9/26/2039	577.6	577.6	545.1	0.20%
*^Nowatzke Service Center Inc dba Nowatzke Truck and Trailer	Repair and Maintenance	Term Loan	Prime plus 2.75%	1/29/2026	96.9	96.9	91.5	0.03%
*Paragon Fabricators Inc, Paragon Field Services, Inc and Paragon Global	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/28/2026	608.3	608.3	272.1	0.10%
*^Paragon Global, LLC and Paragon Fabricators Inc and Paragon Field Services	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/28/2041	400.1	400.1	340.3	0.12%
*^Planet Verte, LLC dba Audio Unlimited	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/20/2020	16.4	16.4	15.7	0.01%
*^Pooh's Corner Realty LLC and Pooh's Corner Inc	Social Assistance	Term Loan	Prime plus 2.75%	7/23/2040	100.3	100.3	93.3	0.03%
*Professional Systems, LLC and Professional Cleaning	Administrative and Support Services	Term Loan	6%	7/30/2020	131.8	131.8	1.8	—%
*^RDT Enterprises LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/15/2027	136.9	136.9	127.3	0.05%
*^RDT Enterprises, L.L.C.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/12/2025	19.5	19.5	—	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
*^RDT Enterprises, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/31/2028	119.0	119.0	110.7	0.04%
*^Route 130 SCPI Holdings LLC, Route 130 SCPI Operations LLC	Food Services and Drinking Places	Term Loan	6.25%	9/30/2039	536.4	536.4	320.1	0.12%
*^Scoville Plumbing & Heating Inc and Thomas P. Scoville	Specialty Trade Contractors	Term Loan	6.75%	7/25/2022	32.1	32.1	30.3	0.01%
*^Shivsakti, LLC dba Knights Inn	Accommodation	Term Loan	6.25%	12/20/2032	8.0	8.0	—	—%
*^Sourceco Limited Liability Company	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/17/2025	45.0	45.0	43.1	0.02%
*^Sovereign Communications LLC	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	2/7/2024	697.1	697.1	345.4	0.12%
*^Square Deal Siding Company,LLC dba Square Deal Siding Company	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/18/2025	20.3	20.3	19.4	0.01%
*^STK Ventures Inc dba JP Dock Service & Supply	Specialty Trade Contractors	Term Loan	6%	5/9/2037	31.6	31.6	—	—%
*^Stormrider Inc dba Shirley's Stormrider Inc	Truck Transportation	Term Loan	Prime plus 2.75%	9/23/2025	58.1	58.1	—	—%
*^Stormrider Inc dba Shirley's Stormrider, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	11/25/2024	116.9	116.9	41.6	0.01%
*Stormwise South Florida dba Stormwise Shutters	Specialty Trade Contractors	Term Loan	6%	11/7/2036	111.2	111.2	—	—%
*^Tim's Tire & Automotive Center, LLC	Support Activities for Transportation	Term Loan	Prime plus 2.75%	8/16/2026	768.3	768.3	529.7	0.19%
*^Thomas P. Scoville dba Scoville Plumbing & Heating, Inc.	Specialty Trade Contractors	Term Loan	6.75%	11/16/2021	34.3	34.3	32.4	0.01%
*Transmission Solutions Group, Inc. and Calhoun Satellite Communications	Telecommunications	Term Loan	Prime plus 2.75%	12/2/2041	141.3	141.3	81.8	0.03%
*^Winter Ventures Inc and 214 N Franklin LLC	Nonstore Retailers	Term Loan	6%	4/29/2024	56.6	56.6	—	—%
*^Winter Ventures Inc dba Qualitybargainbooks and Qualitybargainmall	Nonstore Retailers	Term Loan	6%	12/23/2024	149.3	149.3	—	—%
*^Winter Ventures Inc dba Qualitybargainbooks and Qualitybargainmall	Nonstore Retailers	Term Loan	6%	4/3/2029	134.5	134.5	—	—%
*^Wired LLC and Moulison North Corporation	Specialty Trade Contractors	Term Loan	6.25%	6/30/2024	118.5	118.5	108.3	0.04%
*^Wired LLC and Moulison North Corporation	Specialty Trade Contractors	Term Loan	6.25%	7/3/2024	138.3	138.3	—	—%
Total Non-Performing Unguaranteed SBA Investments					$23,236.1	$23,407.8	$11,567.3	4.16%

Total Unguaranteed SBA Investments					$287,554.5	$287,689.8	$278,034.4	99.89%

Performing SBA Guaranteed Investments (4)
Beale Street Blues Company Inc.dba Beatle Street Blues Company, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/14/2027	2,906.3	2,906.3	3,182.3	1.14%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Blue Lagoon Resort, LLC dba Hill View Cottages	Accommodation	Term Loan	Prime plus 2.75%	12/21/2042	566.3	566.3	644.5	0.23%
Gorilla Warfare LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/22/2027	127.5	127.5	141.1	0.05%
Advance Case Parts Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/22/2027	150.0	150.0	166.0	0.06%
Anderson Farms Inc	Truck Transportation	Term Loan	Prime plus 2.75%	12/22/2027	3,750.0	3,750.0	4,106.3	1.48%
Muckamuck Trucks, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	12/22/2027	78.2	78.2	86.5	0.03%
TrialHawk Litigation Group LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/22/2027	89.3	89.3	98.8	0.04%
Salida Family Chiropractic-PPLC dba Salida Sport and Spine	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/22/2027	68.0	68.0	75.2	0.03%
Lab Partner, LLC and Beechtree Diagnostics, LLP and Cottonwood Diagnostics	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/22/2027	2,334.8	2,334.8	2,568.2	0.92%
Medical Plaza of Boro Park PC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/22/2027	187.5	187.5	207.5	0.07%
Dudeck Enterprise LLC dba Detail Garage Las Vegas	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/22/2027	91.0	91.0	100.6	0.04%
Jacliff Investments Inc dba International Heal	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	12/22/2027	150.0	150.0	166.0	0.06%
O'Rourke's Diner, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/22/2027	21.3	21.3	23.5	0.01%
Anglin Cultured Stone Products LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	12/27/2042	1,931.3	1,931.3	2,193.2	0.79%
Farec, Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/29/2042	843.6	843.6	959.6	0.34%
Best Choice Meats, Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/29/2027	585.0	585.0	647.3	0.23%
Social Link LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/29/2027	63.8	63.8	70.5	0.03%
Morrocco Method, Inc	Chemical Manufacturing	Term Loan	Prime plus 2.75%	12/27/2042	2,583.8	2,583.8	2,927.7	1.05%
JBK Truck Trailer and Bus Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/23/2042	255.9	255.9	290.3	0.10%
Pecos Entertainment LLC dba State Theater and Pecos Inn LLC	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	3/27/2042	1,232.6	1,232.6	1,393.6	0.50%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Swantown Inn & Spa LLC	Accommodation	Term Loan	Prime plus 2.75%	5/26/2042	245.7	245.7	278.8	0.10%
House of Bread & Coffee Corp dba Casa Do Pao	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/27/2042	403.8	403.8	457.8	0.16%
CR Park Incorporated dba Define Body and Mind	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/20/2027	142.7	142.7	157.9	0.06%
AP6 LLC and Amishp LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/30/2042	321.2	321.2	364.2	0.13%
Pro Anderson, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/11/2027	57.9	57.9	64.1	0.02%
Looky Enterprises, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/18/2027	51.7	51.7	57.2	0.02%
Berza TLG,LLC dba The Little Gym of Lake Charles	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/31/2027	73.0	73.0	73.0	0.03%
Paramount Dance Studios Inc. and Homestead Dance Supply	Educational Services	Term Loan	Prime plus 2.75%	5/14/2043	647.9	647.9	737.0	0.26%
Murf & Sons LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/16/2027	180.3	180.3	199.5	0.07%
Beacon Brewing LLC and C' Sons, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/27/2042	151.1	151.1	172.0	0.06%
Amped Coffee Company LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/28/2027	11.3	11.3	12.4	—%
Utara LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/1/2027	36.3	36.3	40.2	0.01%
Oil Palace, Inc.	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/4/2042	2,455.2	2,455.2	2,774.4	1.00%
DHD Enterprise LLC dba Edible Arrangements #1699	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/21/2027	47.4	47.4	52.5	0.02%
Total Performing SBA Guaranteed Investments					$22,841.3	$22,841.3	$25,489.6	9.16%

Total SBA Unguaranteed and Guaranteed Investments					$310,395.8	$310,531.1	$303,524.0	109.05%

Controlled Investments (5)
*Advanced Cyber Security Systems, LLC (6), (19)	Data processing, hosting and related services.	50% Membership Interest	—%	—	—	—	—	—%
		Term Loan	3%	December 2014	381.0	381.0	—	—%
*Automated Merchant Services, Inc. (7), (19)	Data processing, hosting and related services.	100% Common Stock	—%	—	—	—	—	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
CDS Business Services, Inc. (8)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Common Stock	—%	—	—	4,428.0	8,000.0	2.87%
		Line of Credit	Prime plus 2.5%	August 2018	6,396.0	6,396.0	6,396.0	2.30%
*Newtek Technology Solutions, Inc. (11)	Data processing, hosting and related services.	100% Common Stock	—%	—	—	8,384.0	12,400.0	4.46%
*Fortress Data Management, LLC (19)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	—	—	—%
*Newtek Insurance Agency, LLC (13), (19)	Insurance Carriers and Related Activities	100% Membership Interest	—%	—	—	—	2,500.0	0.90%
*PMTWorks Payroll, LLC (9)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	725.1	—	—%
		Term Loan	10%-12%	Various maturities through July 2019	2,685.0	2,685.0	—	—%
Secure CyberGateway Services, LLC (10), (19)	Data processing, hosting and related services.	66.7% Membership Interest	—%	—	—	—	—	—%
Small Business Lending, LLC (12), (19)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	—	2,500.0	0.90%
Summit Systems and Designs, LLC (14), (19)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	—	—	—%
*ADR Partners, LLC dba banc-serv Partners, LLC (12)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	5,290.3	3,430.0	1.23%
Premier Payments LLC (11)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	16,438.0	23,000.0	8.26%
International Professional Marketing, Inc. (17)	Professional, Scientific, and Technical Services	100% Common Stock	—%	—	—	4,000.0	4,000.0	1.44%
		Line of Credit	Prime plus 0.5%	April 2018	450.0	450.0	450.0	0.16%
SIDCO, LLC (17)	Professional, Scientific, and Technical Services	100% Membership Interest	—%	—	—	7,119.7	7,119.7	2.56%
		Line of Credit	Prime plus 0.5%	July 2019	550.0	550.0	550.0	0.20%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Universal Processing Services of Wisconsin, LLC (11) (19)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	—	80,000.0	28.74%
United Capital Source, LLC (18)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	2,450.0	2,450.0	0.88%
Titanium Asset Management, LLC (15)	Administrative and Support Services	Term Loan	3%	July 2017	193.9	193.9	—	—%
		100% Membership Interest	—%	—	—	—	—	—%
Excel WebSolutions, LLC (16)	Data processing, hosting and related services.	Term Loan	10%	September 2018	406.6	406.6	359.9	0.13%
		50% Membership Interest	—%	—	—	—	—	—%
Total Controlled Investments					$11,062.5	$59,897.6	$153,155.6	55.03%

Investments in Money Market Funds
UBS Select Treasury Institutional Fund - 0.84% yield					$9.2	$9.2	$9.2	—%

Total Investments					$321,467.5	$370,437.9	$456,688.8	164.08%

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

See accompanying notes to unaudited condensed consolidated financial statements.

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
The following wholly-owned subsidiaries are consolidated in the financial statements of the Company:

Newtek Small Business Finance, LLC
Newtek Asset Backed Securities, LLC
CCC Real Estate Holdings, LLC
The Whitestone Group, LLC
Wilshire Colorado Partners, LLC
Wilshire DC Partners, LLC
Wilshire Holdings I, Inc.
Wilshire Louisiana BIDCO, LLC
Wilshire Louisiana Partners II, LLC
Wilshire Louisiana Partners III, LLC
Wilshire Louisiana Partners IV, LLC
Wilshire New York Advisers II, LLC
Wilshire New York Partners III, LLC
Wilshire New York Partners IV, LLC
Wilshire New York Partners V, LLC
Wilshire Partners, LLC
Exponential Business Development Co., Inc.
Newtek LSP Holdco, LLC
Newtek Business Services Holdco 1, Inc.
Newtek Business Services Holdco 2, Inc.
Newtek Business Services Holdco 3, Inc.
Newtek Business Services Holdco 4, Inc.
Newtek Business Services Holdco 5, Inc. (formerly Banc-Serv Acquisition, Inc.)

The accompanying notes to the unaudited condensed consolidated financial statements should be read in conjunction with Newtek’s Annual Report for the year ended December 31, 2017 on Form 10-K. The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with U.S. GAAP. In the opinion of management, the condensed consolidated financial statements reflect all adjustments and reclassifications that are necessary for the fair presentation of financial results as of and for the periods presented. The results of operations for an interim period may not give a true indication of the results for the entire year. The December 31, 2017 consolidated statement of assets and liabilities has been derived from the audited financial statements as of that date. All intercompany balances and transactions have been eliminated in consolidation.

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

Cash

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Invested cash is held exclusively at financial institutions of high credit quality. The Company invests cash not held in interest free checking accounts or bank money market accounts mainly in U.S. Treasury only money market instruments. As of March 31, 2018, cash deposits in excess of insured amounts totaled $6,672,000. The Company has not experienced any losses with respect to cash balances in excess of insured amounts and management does not believe there was a significant concentration of risk with respect to cash balances as of March 31, 2018.
Restricted Cash

Restricted cash includes amounts due on SBA loan-related remittances to third parties and cash reserves associated with securitization transactions. As of March 31, 2018, total restricted cash was $22,950,000.

The following table provides a reconciliation of cash and restricted cash as of March 31, 2018 and 2017 and December 31, 2017 and 2016:

	March 31, 2018	March 31, 2017	December 31, 2017	December 31, 2016
Cash	$2,606	$5,995	2,464	$2,051
Restricted cash	22,950	28,963	18,074	20,845
Cash and restricted cash	$25,556	$34,958	$20,538	$22,896

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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions, and would distribute such taxable income in the next tax year. The Company would then pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended March 31, 2018 and 2017, no U.S. federal excise taxes were due.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the net unrealized appreciation generated by the controlled investments held by the Taxable Subsidiaries. Such deferred tax liabilities amounted to $8,462,000 and $8,164,000 at March 31, 2018 and December 31, 2017, respectively, and are recorded as deferred tax liabilities on the condensed consolidated statements of assets and liabilities. The change in deferred tax liabilities is included as a component of net unrealized appreciation (depreciation) on investments in the condensed consolidated statements of operations.

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

The Company earns servicing income related to the guaranteed portions of SBA loan investments which it sells into the secondary market. These recurring fees are earned and recorded daily. Servicing income is earned for the full term of the loan or until the loan is repaid.

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

Recently Adopted Accounting Standards

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force),” which requires that the statement of cash flow explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this standard with respect to its statement of cash flows.

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

Identifying Performance Obligations and Licensing”, which clarified the implementation guidance regarding performance obligations and licensing arrangements. In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606)—Narrow-Scope Improvements and Practical Expedients”, which clarified guidance on assessing collectability, presenting sales tax, measuring noncash consideration, and certain transition matters. In December 2016, the FASB issued ASU No. 2016-20, “Revenue from Contracts with Customers (Topic 606)—Technical Corrections and Improvements”, which provided disclosure relief, and clarified the scope and application of the new revenue standard and related cost guidance. The ASU is effective for annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period. The Company has evaluated the guidance under Topic 606 and has identified similar performance obligations under ASC 606 as compared with deliverables and separate units of account previously identified. The Company adopted this standard with respect to its revenue recognition. The Company evaluated each revenue stream and concluded that all were covered by the scope exceptions as detailed in Topic 606. As a result, the Company determined that the timing of its revenue recognition will remain the same.

New Accounting Standards

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
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation.
NOTE 3—INVESTMENTS:

Investments, all of which are in portfolio companies in the United States, consisted of the following at:

	March 31, 2018		December 31, 2017
	Cost	Fair Value	Cost	Fair Value
Money market funds	$9	$9	$9	$9
Non-affiliate debt investments	319,077	312,779	310,531	303,524
Controlled investments:
Equity	49,435	147,170	48,835	145,400
Debt	13,579	10,272	11,063	7,756
Total investments	$382,100	$470,230	$370,438	$456,689

The following table shows the Company’s portfolio investments by industry at March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
	Cost	Fair Value	Cost	Fair Value
Data processing, hosting and related services	$29,078	$119,546	$29,152	$115,875
Food Services and Drinking Places	30,090	29,871	31,929	31,822
Amusement, Gambling, and Recreation Industries	22,299	23,308	21,408	22,284
Securities, Commodity Contracts, and Other Financial Investments and Related Activities	22,956	24,750	19,326	23,489
Ambulatory Health Care Services	15,023	14,387	14,863	14,537
Repair and Maintenance	15,619	16,320	13,762	14,285
Professional, Scientific, and Technical Services	29,570	29,290	31,471	31,241
Accommodation	8,427	9,031	9,602	10,253
Specialty Trade Contractors	10,615	9,948	9,768	9,032
Merchant Wholesalers, Durable Goods	6,550	6,670	6,736	6,693
Truck Transportation	21,155	19,914	20,115	19,005
Food and Beverage Stores	5,188	5,179	5,143	5,114
Heavy and Civil Engineering Construction	4,764	4,378	4,922	4,487
Fabricated Metal Product Manufacturing	10,699	10,677	8,281	8,424
Administrative and Support Services	5,801	5,276	5,909	5,371
Social Assistance	7,636	7,868	7,393	7,549
Motor Vehicle and Parts Dealers	4,754	4,858	4,879	4,904
Food Manufacturing	9,114	6,603	9,362	6,906
Transit and Ground Passenger Transportation	5,233	4,984	5,233	4,943
Building Material and Garden Equipment and Supplies Dealers	6,112	6,185	5,752	5,750
Personal and Laundry Services	6,635	6,730	6,678	6,788
Gasoline Stations	11,415	11,613	6,646	6,409
Printing and Related Support Activities	5,193	4,981	3,867	3,606
Rental and Leasing Services	5,457	4,934	5,590	5,056
Other	82,717	82,929	82,651	82,866
Total	$382,100	$470,230	$370,438	$456,689

NOTE 4—TRANSACTIONS WITH AFFILIATED COMPANIES AND RELATED PARTY TRANSACTIONS:

Transactions with Affiliated Companies

An affiliated company is an entity in which the Company has an ownership of 5% or more of its voting securities. A controlled affiliate is an entity in which the Company owns more than 25% of its voting securities. Transactions related to our investments with controlled companies for the three months ended March 31, 2018 were as follows:

Portfolio Company	Fair Value at December 31, 2017	Purchases (Cost)	Principal Received (Cost)	Net Realized Gains/(Losses)	Net Unrealized Gains/(Losses)	Fair Value at March 31, 2018	Interest and Other Income	Dividend Income
Controlled Investments
Universal Processing Services of Wisconsin, LLC	$80,000	$—	$—	$—	$5,000	$85,000	$—	$1,750
Premier Payments LLC	23,000	—	—	—	—	23,000	—	400
Newtek Technology Solutions, Inc.	12,400	—	—	—	(1,200)	11,200	—	—
International Professional Marketing, Inc.	4,450	200	(500)	—	—	4,150	5	—
SIDCO, LLC	7,670	175	(250)	—	—	7,595	8	250
banc-serv Partners, LLC	3,430	530	—	—	(1,960)	2,000	—	—
CDS Business Services, Inc.	14,396	3,664	(640)	—	—	17,420	127	—
Small Business Lending, LLC	2,500	—	—	—	(400)	2,100	—	—
Newtek Insurance Agency, LLC	2,500	—	—	—	(200)	2,300	—	—
PMTWorks Payroll, LLC	—	70	—	—	(70)	—	—	—
Titanium Asset Management LLC	—	—	—	—	—	—	—	—
Excel WebSolutions, LLC	360	—	(133)	—	—	227	9	—
United Capital Source, LLC	2,450	—	—	—	—	2,450	—	225
Summit Systems and Designs, LLC	—	—	—	—	—	—	—	—
The Secure CyberGateway, LLC	—	—	—	—	—	—	—	—
Total Controlled Investments	$153,156	$4,639	$(1,523)	$—	$1,170	$157,442	$149	$2,625

Related Party Transactions

Note Payable - Related Parties

In June 2015, the Company entered into a Related Party RLOC. Maximum borrowings under the Related Party RLOC were $38,000,000.

In June 2017, the Related Party RLOC was amended to increase maximum borrowings to $50,000,000. The outstanding balance bears interest at a rate equal to (a) LIBOR (with a floor of 0.50%) plus (b) 6.0% or at a rate equal to (y) the greater of the Prime Rate or 3.5% plus (z) 5.0%. At March 31, 2018, the Related Party RLOC bears interest at a rate of 7.69%. The Related Party RLOC has a maturity date of June 21, 2021. Outstanding borrowings from UPSW at March 31, 2018 under the Related Party RLOC were $3,675,000.

Interest expense incurred under the Related Party RLOC during the three months ended March 31, 2018 and 2017 was $112,000 and $9,000, respectively.

Expenses Incurred from Controlled Portfolio Companies

The Company incurs expenses from certain controlled portfolio companies including managed technology services from NTS, loan processing and closing expenses from various related parties and payroll processing fees from NPS.

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Managed technology services	$178	$252
Loan related processing and auditing fees	12	10
Referral fees	87	—
Payroll processing fees	10	9
Total	$287	$271

Beginning in April 2016, the Company began sub-leasing portions of its office space in Lake Success, New York to certain portfolio companies. Amounts charged were as follows:

Portfolio Company	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Universal Processing Services of Wisconsin, LLC	$39	$32
Newtek Technology Solutions, Inc.	3	—
Small Business Lending, LLC	19	23
Newtek Insurance Agency, LLC	24	18
CDS Business Services, Inc.	16	18
Premier Payments LLC	10	14
PMTWorks Payroll, LLC	6	11
United Capital Source, LLC	20	—
Titanium Asset Management LLC	—	4
Total	$137	$120

Amounts due from related parties were $2,268,000 and $2,255,000 at March 31, 2018 and December 31, 2017, respectively. Amounts due to related parties were $37,000 and zero at March 31, 2018 and December 31, 2017, respectively.

Managerial Assistance Fees from Controlled Investments

The Company offers managerial assistance to all portfolio companies and currently provides managerial assistance to certain controlled portfolio companies. Amounts are charged based on estimates of time and effort spent by certain employees providing managerial services for certain controlled portfolio companies. Fees are recorded on a quarterly basis, are recurring in nature and are charged at an arm’s length basis. The table below summarizes amounts charged to each controlled portfolio company for the three months ended March 31, 2018 and 2017. The amounts are recorded as a credit to salaries and benefits in the condensed consolidated statements of operations.

Portfolio Company	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Universal Processing Services of Wisconsin, LLC	$85	$115
Newtek Technology Solutions, Inc.	159	131
PMTWorks Payroll, LLC	14	23
Newtek Insurance Agency, LLC	47	52
Summit Systems and Designs, LLC	—	11
Secure CyberGateway Services, LLC	—	2
banc-serv Partners, LLC	54	45
Premier Payments LLC	32	55
CDS Business Services, Inc.	19	5
International Professional Marketing, Inc.	12	—
SIDCO, LLC	12	—
Small Business Lending, LLC	93	106
Total	$527	$545

NOTE 5—SERVICING ASSETS:
At March 31, 2018 and December 31, 2017, servicing assets are measured at fair value. The Company earns servicing fees from the guaranteed portions of SBA 7(a) loans it originates and sells.
The following table summarizes the fair value and valuation assumptions related to servicing assets at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Fair Value	$20,404	$19,359
Discount factor (1)	13.06%	13.06%
Cumulative prepayment rate	20.00%	20.00%
Average cumulative default rate	20.00%	20.00%
(1) Determined based on risk spreads and observable secondary market transactions.
Servicing fee income earned for the three months ended March 31, 2018 and 2017 was $2,065,000 and $1,646,000, respectively.
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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three months ended March 31, 2018 or 2017. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

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

The following tables present fair value measurements of the Company’s assets and liabilities measured at fair value and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values as of March 31, 2018 and December 31, 2017:

	Fair Value Measurements at March 31, 2018 Using:
	Total	Level 1	Level 2	Level 3
Assets:
Investments in money market funds	$9	$9	$—	$—
SBA unguaranteed non-affiliate investments	290,938	—	—	290,938
SBA guaranteed non-affiliate investments	21,841	—	21,841	—
Controlled investments	157,442	—	—	157,442
Other real estate owned (1)	794	—	794	—
Servicing assets	20,404	—	—	20,404
Total assets	$491,428	$9	$22,635	$468,784
Liabilities:
Contingent consideration liabilities (2)	$923	$—	$—	$923

(1) Included in Other Assets on the Condensed Consolidated Statements of Assets and Liabilities

(2) Included in Accounts Payable, Accrued Expenses and Other Liabilities on the Condensed Consolidated Statements of Assets and Liabilities

The change in unrealized appreciation (depreciation) included in the condensed consolidated statements of operations attributable to Level 3 investments held at March 31, 2018 includes $992,000 in unrealized appreciation on SBA unguaranteed non-affiliate investments, $1,170,000 in unrealized appreciation on controlled investments and $579,000 in unrealized depreciation on servicing assets.

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
Liabilities:
Contingent consideration liabilities (2)	$913	$—	$—	$913

(1) Included in Other Assets on the Condensed Consolidated Statements of Assets and Liabilities

(2) Included in Accounts Payable, Accrued Expenses and Other Liabilities on the Condensed Consolidated Statements of Assets and Liabilities

The following table represents the changes in investments, servicing assets and liabilities measured at fair value using Level 3 inputs for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018
	SBA Unguaranteed Investments	Controlled Investments	Servicing Assets	Contingent Consideration Liabilities
Fair value, December 31, 2017	$278,034	$153,156	$19,359	$913
Net change in unrealized appreciation (depreciation)	992	1,170	(579)	—
Realized loss	(394)	—	—	—
SBA unguaranteed non-affiliate investments, funded	21,387	—	—	—
Foreclosed real estate acquired	(478)	—	—	—
Purchase of investments	—	4,639	—	—
Change in fair value of contingent consideration liabilities	—	—	—	10
Net accretion of premium/discount	32	—	—	—
Principal payments received on debt investments	(8,635)	(1,523)	—	—
Additions to servicing assets	—	—	1,624	—
Fair value, March 31, 2018	$290,938	$157,442	$20,404	$923

	Three Months Ended March 31, 2017
	SBA Unguaranteed Investments	Controlled Investments	Non-Control/Non-Affiliate Investments	Servicing Assets
Fair value, December 31, 2016	$211,471	$121,302	$904	$16,246
Net change in unrealized appreciation (depreciation)	(556)	931	—	(609)
SBA unguaranteed non-affiliate investments, funded	18,598	—	—	—
Foreclosed real estate acquired	(62)	—	—	—
Purchase of investments	—	5,422	—	—
Transfer of Excel WebSolutions, LLC from Non-control/Non-affiliate to Controlled Investments	—	904	(904)
Purchase of loan portfolio	175	—	—	—
Return of investment	—	(50)	—	—
Principal payments received on debt investments	(10,044)	(1,254)	—	—
Additions to servicing assets	—	—	—	1,459
Fair value, March 31, 2017	$219,582	$127,255	$—	$17,096

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements as of March 31, 2018 and December 31, 2017. In addition to the techniques and inputs noted in the table below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements at March 31, 2018 and December 31, 2017.

					Range
	Fair Value as of March 31, 2018	Valuation Techniques	Unobservable Input	Weighted Average	Minimum	Maximum
Assets:
SBA unguaranteed non-affiliate investments - performing loans	$279,269	Discounted cash flow	Market yields	6.00%	6.00%	6.00%
SBA unguaranteed non-affiliate investments - non-performing loans	$11,669	Discounted cash flow	Market yields	6.30%	6.30%	6.30%
Controlled equity investments (A)	$144,720	Market comparable companies	EBITDA multiples (B)	7.40x	3.64x	8.89x
		Market comparable companies	Revenue multiples (B)	1.12x	0.20x	2.73x
		Discounted cash flow	Weighted average cost of capital (B)	12.65%	10.60%	21.60%
	$2,450	Recent transaction	N/A	N/A	N/A	N/A
Controlled debt investments	$10,045	Discounted cash flow	Market yields	7.11%	5.00%	7.25%
	$227	Liquidation value	Asset value	N/A	N/A	N/A
Servicing assets	$20,404	Discounted cash flow	Market yields	13.06%	13.06%	13.06%
Liabilities:
Contingent consideration liabilities	$923	Discounted cash flow	Projected EBITDA and probability of achievement	N/A	N/A	N/A

(A) In determining the fair value of the Company’s controlled equity investments as of March 31, 2018, the proportion of the market comparable companies valuation technique and the discounted cash flow valuation technique were 45.8% and 54.2%, respectively, on a weighted average basis.

(B) The Company valued $132,620,000 of investments using an equal weighting of EBITDA and revenue multiples in the overall valuation approach which included the use of market comparable companies. The Company valued $12,100,000 of investments using only discounted cash flows.

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

(B) The Company valued $129,020,000 of investments using an equal weighting of EBITDA and revenue multiples in the overall valuation approach which included the use of market comparable companies. The Company valued $13,930,000 of investments using only discounted cash flows.

NOTE 7—BORROWINGS:

At March 31, 2018 and December 31, 2017, the Company had borrowings comprised of the following:

	March 31, 2018			December 31, 2017
	Commitments	Borrowings Outstanding	Weighted Average Interest Rate	Commitments	Borrowings Outstanding	Weighted Average Interest Rate
Capital One line of credit - guaranteed (1)	$100,000	$25,500	5.50%	$100,000	$—	—%
Capital One line of credit - unguaranteed (1)	—	5,000	4.50%	—	—	—%
Notes due 2021	—	—	—%	40,250	39,114	7.00%
Notes due 2022	8,324	7,957	7.50%	8,324	7,936	7.50%
Notes due 2023	57,500	55,659	6.25%	—	—	—%
Notes payable - related parties	3,675	3,675	7.69%	50,000	7,001	7.69%
Notes payable - Securitization Trusts	156,066	153,041	4.35%	165,432	162,201	4.10%
Total	$325,565	$250,832	4.97%	$364,006	$216,252	4.87%

(1) Total combined commitments of the guaranteed and unguaranteed lines of credit were $100,000,000 at March 31, 2018 and December 31, 2017.

Outstanding borrowings under the Notes due 2022, Notes due 2021, Notes due 2023 and Notes payable - Securitization trusts consisted of the following:

	March 31, 2018			December 31, 2017
	Notes Due 2022	Notes Due 2023	Notes Payable- Securitization Trusts	Notes Due 2022	Notes Due 2021	Notes Payable- Securitization Trusts
Principal	$8,324	$57,500	$156,066	$8,324	$40,250	$165,432
Unamortized deferred financing costs	(367)	(1,841)	(3,025)	(388)	(1,136)	(3,231)
Net carrying amount	$7,957	$55,659	$153,041	$7,936	$39,114	$162,201

At March 31, 2018 and December 31, 2017, the carrying amount of the Company’s borrowings under the Capital One lines of credit, Notes payable - related parties and Notes payable - Securitization Trusts, approximates fair value due to their variable interest rates.

The fair value of the fixed rate Notes due 2022 is based on the closing public share price on the date of measurement. On March 31, 2018, the closing price of the Notes due 2022 was $25.47 per note, or $8,480,000. The Notes due 2023 did not begin trading until subsequent to March 31, 2018. The carrying amount of the 2023 Notes approximates their fair value based on the recent pricing of the public offering. These borrowings are not recorded at fair value on a recurring basis.
Total interest expense including unused line fees and amortization of deferred financing costs related to borrowings for the three months ended March 31, 2018 and 2017 was $3,507,000 and $2,524,000, respectively.

Notes Due 2023

On February 21, 2018, the Company closed a public offering of $50,000,000 in aggregate principal amount of its 2023 Notes. The 2023 Notes will mature on March 1, 2023 and may be redeemed in whole or in part at any time or from time to time at Newtek’s option on or after March 1, 2020. The 2023 Notes bear interest at a rate of 6.25% per year payable quarterly on March 1, June 1, September 1 and December 1, of each year, beginning June 1, 2018. Total net proceeds received after deducting underwriters’ discount and expenses was $48,288,000. The 2023 Notes are listed on the Nasdaq Global Market under the trading symbol “NEWTI”. In February 2018, the underwriters exercised their option to purchase an additional $7,500,000 in aggregate principal amount of the 2023 Notes resulting in an additional $7,275,000 in net proceeds. A portion of the proceeds were used to redeem the outstanding 2021 Notes. As a result of the redemption of the 2021 Notes, the Company recorded a $1,059,000 loss on extinguishment of debt during the three months ended March 31, 2018, equivalent to the balance of unamortized deferred financing costs as of the Redemption Date.
NOTE 8—COMMITMENTS AND CONTINGENCIES:
Legal Matters

In the ordinary course of business, the Company and its wholly owned portfolio companies may from time to time be party to lawsuits and claims. The Company evaluates such matters on a case by case basis and its policy is to contest vigorously any claims it believes are without compelling merit. The Company is not currently involved in any litigation matters that are expected to have a material impact on the Company’s financial condition.

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

Guarantees
The Company is a guarantor on the Sterling Receivable and Inventory Facility at NBCS. Maximum borrowings under the Sterling Receivable and Inventory Facility are $15,000,000. The Sterling Receivable and Inventory Facility matures in February 2019 and automatically renews annually. At March 31, 2018, total principal owed by NBCS was $12,885,000. In addition, the Company deposited $750,000 to collateralize the guarantee. At March 31, 2018, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is also a guarantor on the Sterling 504 Facility at NBCS. Maximum borrowings under the Sterling 504 Facility are $35,000,000, depending upon syndication. The Sterling 504 Facility matures in August 2018. At March 31, 2018, total principal owed by NBCS was $5,093,000. At March 31, 2018, the Company determined that it is not probable that payments would be required to be made under the guarantee. On May 1, 2018, NBCS reached an agreement with Sterling to increase maximum borrowings under the Sterling 504 Facility to $40,000,000 with the potential to increase maximum borrowings to $100,000,000.

The Company is a guarantor on the Goldman Facility, a term loan facility between UPSW, NTS, Premier, BSP and SBL with Goldman Sachs with an aggregate principal amount up to $50,000,000. The Goldman Facility matures in June 2021. At March 31, 2018, total principal outstanding was $40,000,000. At March 31, 2018, the Company determined that it is not probable that payments would be required to be made under the guarantee.

Unfunded Commitments

At March 31, 2018, the Company had $5,691,000 of unfunded commitments in connection with its investment in NBCS. The Company will fund these commitments from the same sources it uses to fund its other investment commitments.

At March 31, 2018, the Company had $8,239,000 of unfunded commitments in connection with its SBA 7(a) non-affiliate investments related to portions of loans originated which are partially funded. The Company will fund these commitments from the same sources it uses to fund its other investment commitments.

NOTE 9—FINANCIAL HIGHLIGHTS:

The financial highlights for the Company are as follows:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Per share data (1)
Net asset value at beginning of period	$15.08	$14.30
Net investment loss	(0.15)	(0.13)
Net realized gain on investments	0.54	0.53
Net unrealized appreciation on investments	0.10	0.03
Net unrealized depreciation on servicing assets	(0.03)	(0.04)
Change in provision for deferred taxes	(0.02)	(0.03)
Net increase in net assets resulting from operations	0.44	0.36
Dividends to common stockholders from net investment income	(0.40)	(0.36)
Total dividends paid	(0.40)	(0.36)
Stock-based compensation expense	—	0.02
Dilutive effect of restricted stock awards	(0.08)	—
Other (5)	0.01	(0.01)
Net asset value at end of period	$15.05	$14.31

Per share market value at end of period	$18.07	$16.98
Total return based on market value (3)(6)	(0.11)%	9.06%
Total return based on average net asset value (3)(4)(6)	2.45%	10.35%
Shares outstanding at end of period (in thousands)	18,561	17,220

Ratios/Supplemental Data:
Net assets at end of period	$279,272	$246,364
Ratio of expenses to average net assets (2)	19.86%	19.47%
Ratio of net investment loss to average net assets (2)	(3.98)%	(3.68)%
Portfolio turnover	26.25%	26.26%
Average debt outstanding	$238,536	$172,877
Average debt outstanding per share	$12.85	$10.04
Asset coverage ratio (7)	209%	241%

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
(6) Not annualized.
(7) Calculated based on $256,065,000 of senior securities outstanding at March 31, 2018.

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

The Board approves the issuance of shares of restricted stock to employees and directors pursuant to the Equity Incentive Plan. These shares generally vest over a one to three year period from the grant date. The fair value is expensed over the service period, starting on the grant date. The following table summarizes the restricted stock issuances under the Equity Incentive Plan, net of shares forfeited, if any, and the remaining shares of restricted stock available for issuance as of March 31, 2018.

Restricted Stock authorized under the plan (1)	1,500,000
Less net restricted stock granted during:
Year ended December 31, 2016	(120,933)
Year ended December 31, 2017	(5,007)
Three months ended March 31, 2018	(93,568)
Restricted stock available for issuance as of March 31, 2018	1,280,492

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

For the three months ended March 31, 2018 and 2017, the Company recognized total stock-based compensation expense of $65,000 and $385,000, respectively.

As of March 31, 2018, there was $1,752,000 of total unrecognized compensation expense related to unvested restricted shares. This compensation expense is expected to be recognized over a remaining weighted-average period of approximately 2.82 years as of March 31, 2018.

NOTE 11—COMMON STOCK:

The following table summarizes the total shares issued and proceeds received net of underwriting and offering costs in public offerings of the Company’s common stock since conversion to a BDC (excludes ATM transaction discussed separately below):

		Year Ended
	Three Months Ended March 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014
Shares issued	—	2,587,500	—	2,300,000	2,530,000
Offering price per share	$—	$15.25	$—	$16.50	$12.50
Proceeds net of underwriting discounts and offering costs	$—	$37,042	$—	$35,290	$27,883

In January 2017 the Company priced a public offering of 2,250,000 shares of its common stock at a public offering price of $15.25 per share. The Company also sold an additional 337,500 shares of its common stock at a public offering price of $15.25 per share pursuant to the underwriter’s full exercise of the over-allotment option.

ATM Program

On March 20, 2017, the Company entered into an ATM Equity Distribution Agreement. The ATM Equity Distribution Agreement provides that the Company may offer and sell up to 2,900,000 shares of common stock from time to time through the Placement Agents. On September 6, 2017, the Company entered into an amended ATM Equity Distribution Agreement for the purpose of adding D.A. Davidson as placement agent. The Company did not sell any shares of common stock under the ATM program during the three months ended March 31, 2018 and 2017. Through March 31, 2018, the Company has sold approximately 1,139,000 shares of its common stock at a weighted average price of $17.58 per share. Total proceeds, net of offering costs and expenses were $19,620,000. As of March 31, 2018, there were approximately 1,761,000 shares of common stock available for sale under the ATM Equity Distribution Agreement.

The Company used the net proceeds for funding investments in debt and equity securities in accordance with its investment objective and strategies.

NOTE 12—EARNINGS PER SHARE:

The following table summarizes the calculations for the net increase in net assets resulting from operations per common share for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Net increase in net assets resulting from operations	$8,112	$5,904
Weighted average shares outstanding	18,495	16,383
Net increase in net assets resulting from operations per common share	$0.44	$0.36

NOTE 13—DIVIDENDS AND DISTRIBUTIONS:

The Company’s dividends and distributions are recorded on the declaration date. The following table summarizes the Company’s dividend declarations and distributions during the three months ended March 31, 2018 and 2017.

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
March 31, 2018
January 18, 2018	March 20, 2018	March 30, 2018	$0.40	$7,202	10	$168

March 31, 2017
March 6, 2017	March 20, 2017	March 31, 2017	$0.36	$6,062	6	$89

During the three months ended March 31, 2018, an additional 2,700 shares valued at $47,000 were issued related to dividends from unvested restricted stock awards.
NOTE 14—SUPPLEMENTAL FINANCIAL DATA:
Summarized Financial Information of Our Unconsolidated Subsidiaries

The Company holds a controlling interest, as defined by the 1940 Act in portfolio companies that are not consolidated in the Company’s condensed consolidated financial statements. Below is a brief description of a portfolio company that is required to have supplemental disclosure incorporated in our financial statements in accordance with Regulation S-X section 4-08(g), along with summarized financial information as of March 31, 2018 and 2017.

Universal Processing Services of Wisconsin, LLC

UPSW markets credit and debit card processing services, check approval services and ancillary processing equipment and software to merchants who accept credit cards, debit cards, checks and other non-cash forms of payment.

The summarized financial information of our unconsolidated subsidiary is as follows:

Balance Sheets - Universal Processing Services of Wisconsin, LLC	As of March 31, 2018	As of December 31, 2017
Current assets	$20,665	$17,005
Noncurrent assets	7,630	9,806
Total assets	$28,295	$26,811
Current liabilities	4,306	4,107
Noncurrent liabilities	30,499	29,857
Total liabilities	$34,805	$33,964
Total deficit	$(6,510)	$(7,153)

Statements of Income - Universal Processing Services of Wisconsin, LLC	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Revenue	$28,556	$27,036
Expenses	25,977	25,019
Income from operations	$2,579	$2,017
Interest (expense) income, net	(534)	(401)
Income before tax	$2,045	$1,616

The Company recorded the following related to its investment in UPSW:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Dividend income	$1,750	$1,750
Unrealized appreciation	$5,000	$1,000

NOTE 15—SUBSEQUENT EVENTS:

Portfolio Company Developments

On April 26, 2018, the Company sold 100% of its investment in the membership interests of UCS. Total cash received at closing was $2,137,000, with an additional $500,000 received on May 3, 2018 for total cash proceeds of $2,637,000. The Company’s cost basis of the investment in UCS was $2,450,000. As a result of the sale, the Company expects to recognize a realized gain in the second quarter of 2018 of approximately $187,000. The Company also recognized $50,000 of dividend income from UCS in April 2018.
On May 1, 2018, NBCS reached an agreement with Sterling to increase maximum borrowing under the Sterling Receivable and Inventory Facility to $22,500,000.

On May 1, 2018, NBCS reached an agreement with Sterling to increase maximum borrowings under the Sterling 504 Facility to $40,000,000 with the potential to increase maximum borrowings to $100,000,000.

Common Stock

From April 1, 2018 through April 27, 2018 the Company sold 105,592 shares of its common stock at a weighted average price of $17.93 per share under the ATM Equity Distribution Agreement. Proceeds, net of offering costs and expenses were $1,856,000. As of May 8, 2018, there were approximately 1,655,000 shares of common stock available for sale under the ATM Equity Distribution Agreement.

Other Events

On March 23, 2018, President Trump signed the Consolidated Appropriations Act of 2018, which includes the Small Business Credit Availability Act (the “Act”) into law. The Act amends the 1940 Act to permit a BDC to reduce the required minimum asset coverage ratio applicable to it from 200% to 150%, subject to certain requirements described therein.

On April 27, 2018, the Board recommended the submission of a proposal for shareholders to approve the application of the 150% minimum asset coverage ratio to the Company at a Special Meeting of Shareholders.

On that same day, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved application to the Company of the asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as modified by the Act. As a result, the Company’s asset coverage requirements for senior securities will change from 200% to 150%, effective April 27, 2019. However, if shareholders approve the proposal by the required majority of votes at the Special Meeting of Shareholders, the 150% minimum asset coverage ratio will be effective on the day after such approval. The Special Meeting of Shareholders is expected to be held on July 26, 2018. At March 31, 2018, the Company had $256,065,000 of senior securities outstanding.

Newtek Business Services Corp. and Subsidiaries
Schedule of Investments In and Advances to Affiliates
Three Months Ended March 31, 2018

Portfolio Company	Type of Investment (1)	Amount of Realized Gain (Loss)	Amount of Unrealized Appreciation (Depreciation)	Amount of Interest or Dividends Credited to Income (3)	Fair Value at December 31, 2017	Gross Additions (4)	Gross Reductions (5)	Fair Value at March 31, 2018
Advanced Cyber Security Systems, LLC	50% Membership Interest (2)	$—	$—	$—	$—	$—	$—	$—
	Term Loan (3%) (2)	—	—	—	—	—	—	—

Automated Merchant Services, Inc.	100% Common Stock (2)	—	—	—	—	—	—	—

CDS Business Services, Inc.	100% Common Stock	—	—	—	8,000	—	—	8,000
	Line of Credit (Prime + 2.5%) (6)	—	—	—	6,396	3,664	(640)	9,420

Newtek Technology Solutions, Inc.	100% Common Stock (2)	—	—	—	12,400	—	(1,200)	11,200

Fortress Data Management, LLC	100% Membership Interest (2)	—	—	—	—	—	—	—

Newtek Insurance Agency, LLC	100% Membership Interest (2)	—	—	—	2,500	—	(200)	2,300

PMTWorks Payroll, LLC	100% Membership Interest (2)	—	—	—	—	70	(70)	—
	Term Loans (10%-12%) (2)	—	—	—	—	—	—	—

The Secure CyberGateway, LLC	66.7% Membership Interest	—	—	—	—	—	—	—
	Term Loan (7%) (2)	—	—	—	—	—	—	—

Small Business Lending, LLC	100% Membership Interest	—	—	—	2,500	—	(400)	2,100

Summit Systems and Designs, LLC	100% Membership Interest (2)	—	—	—	—	—	—	—

banc-serv Partners, LLC	100% Membership Interest (2)	—	—	—	3,430	530	(1,960)	2,000

Portfolio Company	Type of Investment (1)	Amount of Realized Gain (Loss)	Amount of Unrealized Appreciation (Depreciation)	Amount of Interest or Dividends Credited to Income (3)	Fair Value at December 31, 2017	Gross Additions (4)	Gross Reductions (5)	Fair Value at March 31, 2018
Premier Payments LLC	100% Membership Interest	—	—	—	23,000	—	—	23,000

International Professional Marketing, Inc.	100% Common Stock	—	—	—	4,000	—	—	4,000
	Line of Credit (Prime + 0.5%) (6)	—	—	—	450	200	(500)	150

SIDCO, LLC	100% Membership Interest	—	—	—	7,120	—	—	7,120
	Line of Credit (Prime + 0.5%) (6)	—	—	—	550	175	(250)	475

Universal Processing Services of Wisconsin, LLC	100% Membership Interest	—	—	—	80,000	5,000	—	85,000

United Capital Source, LLC	100% Membership Interest				2,450	—	—	2,450

Titanium Asset Management, LLC	100% Membership Interest (2)	—	—	—	—	—	—	—
	Term Loans (3%) (2)	—	—	—	—	—	—	—

Excel WebSolutions LLC	Term Loans (10%)	—	—	—	360	—	(133)	227
	50% Membership Interest (2)	—	—	—	—	—	—	—

Total Controlled Investments		$—	$—	$—	$153,156	$9,639	$(5,353)	$157,442

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
(4) Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on investments and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation.
(5) Gross reductions include decreases in the cost basis of investments resulting from principal payments or sales and exchanges of one or more existing securities for one or more new securities. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation.
(6) Index based floating rate debt investments bear interest at rate of Prime plus a contractual spread which typically resets monthly. At March 31, 2018, the Prime rate was 4.50%.

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

The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes and other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under Item 1A-“Risk Factors” of Part II of this quarterly report on Form 10-Q, Item 1A-“Risk Factors” of our annual report on Form 10-K filed with the SEC on March 16, 2018 and under “Forward-Looking Statements” of this Item 2.
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

We consolidate the following wholly-owned subsidiaries:

Newtek Small Business Finance, LLC
Newtek Asset Backed Securities, LLC
CCC Real Estate Holdings, LLC
The Whitestone Group, LLC
Wilshire Colorado Partners, LLC
Wilshire DC Partners, LLC
Wilshire Holdings I, Inc.
Wilshire Louisiana BIDCO, LLC
Wilshire Louisiana Partners II, LLC
Wilshire Louisiana Partners III, LLC
Wilshire Louisiana Partners IV, LLC
Wilshire New York Advisers II, LLC
Wilshire New York Partners III, LLC
Wilshire New York Partners IV, LLC
Wilshire New York Partners V, LLC
Wilshire Partners, LLC
Exponential Business Development Co., Inc.
Newtek LSP Holdco, LLC
Newtek Business Services Holdco 1, Inc.
Newtek Business Services Holdco 2, Inc.
Newtek Business Services Holdco 3, Inc.
Newtek Business Services Holdco 4, Inc.
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

Guarantees
The Company is a guarantor on the Sterling Receivable and Inventory Facility at NBCS. Maximum borrowings under the Sterling Receivable and Inventory Facility are $15,000,000. The Sterling Receivable and Inventory Facility matures in February 2019 and automatically renews annually. At March 31, 2018, total principal owed by NBCS was $12,885,000. In addition, the Company deposited $750,000 to collateralize the guarantee. At March 31, 2018, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is also a guarantor on the Sterling 504 Facility at NBCS. Maximum borrowings under the Sterling 504 Facility are $35,000,000, depending upon syndication. The Sterling 504 Facility matures in August 2018. At March 31, 2018, total principal owed by NBCS was $5,093,000. At March 31, 2018, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is a guarantor on the Goldman Facility, a term loan facility between UPSW, NTS, Premier, BSP and SBL with Goldman Sachs with an aggregate principal amount up to $50,000,000. The Goldman Facility matures in June 2021. At March 31, 2018, total principal outstanding was $40,000,000. At March 31, 2018, the Company determined that it is not probable that payments would be required to be made under the guarantee.

Loan Portfolio Asset Quality and Composition
The following tables set forth distribution by business type of the Company’s SBA 7(a) loan portfolio at March 31, 2018 and December 31, 2017, respectively (in thousands):
As of March 31, 2018

Distribution by Business Type
Business Type	# of Loans	Balance	Average Balance	% of Balance
Existing Business	1,314	$246,674	$188	82.4%
Business Acquisition	191	38,415	201	12.8%
Start-Up Business	146	14,515	99	4.8%
Total	1,651	$299,604	$181	100.0%
As of December 31, 2017

Distribution by Business Type
Business Type	# of Loans	Balance	Average Balance	% of Balance
Existing Business	1,240	$235,416	$190	81.8%
Business Acquisition	188	37,935	202	13.2%
Start-Up Business	144	14,339	100	5.0%
Total	1,572	$287,690	$183	100.0%
The following tables set forth distribution by borrower’s credit score of the Company’s SBA 7(a) loan portfolio at March 31, 2018 and December 31, 2017, respectively (in thousands):
As of March 31, 2018

Distribution by Borrower Credit Score
Credit Score	# of Loans	Balance	Average Balance	% of Balance
500 to 550	20	$3,239	$162	1.2%
551 to 600	51	13,581	266	4.5%
601 to 650	232	46,514	200	15.5%
651 to 700	485	91,947	190	30.7%
701 to 750	501	87,546	175	29.2%
751 to 800	308	51,082	166	17.0%
801 to 850	45	4,018	89	1.3%
Not available	9	1,677	186	0.6%
Total	1,651	$299,604	$181	100.0%

As of December 31, 2017

Distribution by Borrower Credit Score
Credit Score	# of Loans	Aggregate Balance	Average Balance	% of Balance
500 to 550	20	$3,261	$163	1.1%
551 to 600	50	12,614	252	4.4%
601 to 650	225	45,608	203	15.8%
651 to 700	464	89,345	193	31.0%
701 to 750	472	84,783	180	29.5%
751 to 800	291	46,567	160	16.2%
801 to 850	41	3,633	89	1.3%
Not available	9	1,879	209	0.7%
Total	1,572	$287,690	$183	100.0%
The following tables set forth distribution by primary collateral type of the Company’s SBA 7(a) loan portfolio at March 31, 2018 and December 31, 2017, respectively (in thousands):
As of March 31, 2018

Distribution by Primary Collateral Type
Collateral Type	# of Loans	Balance	Average Balance	% of Balance
Commercial Real Estate	778	$173,954	$224	58.1%
Machinery and Equipment	270	48,132	178	16.1%
Residential Real Estate	327	26,823	82	9.0%
Other	80	29,648	371	9.8%
Accounts Receivable and Inventory	135	17,424	129	5.7%
Liquid Assets	12	610	51	0.2%
Furniture and Fixtures	14	1,950	139	0.7%
Unsecured	35	1,063	30	0.4%
Total	1,651	$299,604	$181	100.0%
As of December 31, 2017

Distribution by Primary Collateral Type
Collateral Type	# of Loans	Aggregate Balance	Average Balance	% of Balance
Commercial Real Estate	747	$168,063	$225	58.4%
Machinery and Equipment	253	46,366	183	16.1%
Residential Real Estate	317	25,789	81	9.0%
Other	75	28,398	379	9.9%
Accounts Receivable and Inventory	121	15,499	128	5.4%
Liquid Assets	12	625	52	0.2%
Unsecured	34	1,080	32	0.4%
Furniture and Fixtures	13	1,870	144	0.6%
Total	1,572	$287,690	$183	100.0%

The following tables set forth distribution by days delinquent of the Company’s SBA 7(a) loan portfolio at March 31, 2018 and December 31, 2017, respectively (in thousands):
As of March 31, 2018

Distribution by Days Delinquent
Delinquency Status	# of Loans	Balance	Average Balance	% of Balance
Current	1,471	$254,700	$173	85.0%
1 to 30 days	43	10,967	255	3.7%
31 to 60 days	22	8,005	364	2.7%
61 to 90 days	12	1,903	159	0.6%
91 days or greater	103	24,029	233	8.0%
Total	1,651	$299,604	$181	100.0%
As of December 31, 2017

Distribution by Days Delinquent
Delinquency Status	# of Loans	Aggregate Balance	Average Balance	% of Balance
Current	1,419	$249,960	$176	86.9%
1 to 30 days	43	12,009	279	4.2%
31 to 60 days	11	2,049	186	0.7%
61 to 90 days	1	475	475	0.2%
91 days or greater	98	23,197	237	8.0%
Total	1,572	$287,690	$183	100.0%
Consolidated Results of Operations

As a BDC and a RIC, we are subject to certain constraints on our operations, including limitations imposed by the 1940 Act and the Code.
Comparison of the three months ended March 31, 2018 and 2017
Investment Income

(in thousands)	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	Change
Investment income:
Interest income	$5,323	$4,382	$941
Dividend income	2,625	2,300	325
Servicing income	2,065	1,646	419
Other income	1,055	665	390
Total investment income	$11,068	$8,993	$2,075
Interest Income
The increase in interest income was attributable to the average outstanding performing portfolio of SBA non-affiliate investments increasing to $267,042,000 from $207,437,000 for the three months ended March 31, 2018 and 2017, respectively, combined with an increase in the Prime Rate from 3.75% to 4.50% over the twelve month period. The increase in the average outstanding performing portfolio resulted from the origination of new SBA non-affiliate investments period over period.

During the three months ended March 31, 2017, we recognized $641,000 of interest income related to accrued non-performing interest owed by one borrower that paid their accrued interest balance in full.
Dividend Income

(in thousands)	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	Change
Universal Processing Services of Wisconsin, LLC	$1,750	$1,750	$—
Premier Payments LLC	400	450	(50)
SIDCO, LLC	250	—	250
Small Business Lending, LLC	—	100	(100)
United Capital Source LLC	225	—	225
Total dividend income	$2,625	$2,300	$325

Dividend income increased $325,000 period over period. During the three months ended March 31, 2018, we earned $250,000 and $200,000 of dividend income from SIDCO and UCS, respectively, both wholly-owned controlled portfolio companies that we invested in in April 2017 and October 2017, respectively. These increases were offset by decreases in dividend income earned from SBL and Premier. Dividend income is dependent on portfolio company earnings. Current quarter dividend income may not be indicative of future period dividend income. See Note 15 for the discussion on the sale of UCS.
NSBF Servicing Portfolio and Related Servicing Income
The following table represents the NSBF originated servicing portfolio and servicing income earned for the three months ended March 31, 2018 and 2017:

(in thousands):	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	Change
Total NSBF originated servicing portfolio (1)	$1,275,249	$998,871	$276,378
Total servicing income earned	$2,065	$1,646	$419
(1) Of this amount, the total average NSBF originated portfolio earning servicing income was $909,106,000 and $727,256,000 for the three months ended March 31, 2018 and 2017, respectively.
The increase in servicing income was attributable to the increase in total portfolio investments for which we earn servicing income. The portfolio earning servicing income increased $181,850,000 period over period. The increase was attributable to an increase in SBA 7(a) non-affiliate investments period over period.
Other Income

Other income relates primarily to legal, packaging, prepayment, and late fees earned from SBA 7(a) loans. The $390,000 increase was related to $331,000 of recoveries from liquidations and an increase in legal and packaging fees earned as a result of the larger dollar volume of loans originated.

Expenses:

(in thousands)	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	Change
Expenses:
Salaries and benefits	$4,878	$4,651	$227
Interest	3,512	2,530	982
Depreciation and amortization	120	89	31
Professional fees	940	847	93
Origination and servicing	1,605	1,384	221
Change in fair value of contingent consideration liabilities	10	—	10
Loss on extinguishment of debt	1,059	—	1,059
Other general and administrative costs	1,717	1,586	131
Total expenses	$13,841	$11,087	$2,754
Salaries and Benefits

The $227,000 net increase in salaries and benefits was the result of an increase of $547,000 in salaries and benefits resulting from an increase in headcount at NSBF, offset by a decrease in stock-based compensation expense of $320,000, period over period. The additional headcount relates primarily to employees performing loan processing, loan closing, or loan servicing functions as a result of the increase in loan originations.
Interest Expense
The following is a summary of interest expense by facility for the three months ended March 31, 2018 and 2017:

(in thousands)	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	Change
Notes payable - Securitization trusts	$1,982	$1,411	$571
Bank notes payable	108	137	(29)
Notes due 2022	176	177	(1)
Notes due 2021	718	790	(72)
Notes due 2023	410	—	410
Notes payable - related parties	112	9	103
Other	6	6	—
Total interest expense	$3,512	$2,530	$982

The increase in interest expense period over period is primarily related to interest from the Notes payable - Securitization trusts, 2023 Notes and Notes payable - related parties. The increase from Notes payable - Securitization trusts was the result of an additional securitization transaction completed in December 2017. The Company recognized $410,000 of interest expense for the three months ended March 31, 2018 attributable to the 2023 Notes issued in February 2018, of which a portion of the proceeds was used to redeem 100% of the 2021 Notes. The increase in interest expense from Notes payable - related parties was related to the increase in the average outstanding RLOC balance during each period.

During the three months ended March 31, 2018, we redeemed all $40,250,000 in aggregate principal amount of the 2021 Notes at 100% of their principal amount ($25 per Note), plus the accrued and unpaid interest thereon from December 31, 2017, through, but excluding, the Redemption Date. As a result, we recorded a $1,059,000 loss on extinguishment of debt.
Net Realized Gains and Net Unrealized Appreciation and Depreciation

Net realized gains from SBA non-affiliate investments for the three months ended March 31, 2018 and 2017 were $9,881,000 and $8,685,000, respectively, which included realized losses of $394,000 and zero, respectively.

Net Realized Gains on SBA Non-Affiliate Investments

	Three Months Ended
	March 31, 2018		March 31, 2017
(in thousands)	# of Debt Investments	$ Amount	# of Debt Investments	$ Amount
SBA non-affiliate investments originated during the quarter	125	$91,360	98	$78,643
SBA guaranteed non-affiliate investments sold during the quarter	114	$73,181	84	$59,813
Realized gains recognized on sale of SBA guaranteed non-affiliate investments	—	$10,275	—	$8,685
Average sale price as a percent of principal balance (1)	—	111.82%	—	112.03%

(1) Realized gains greater than 110.00% must be split 50/50 with the SBA in accordance with SBA regulations. The realized gains recognized above reflects amounts net of split with the SBA.

Net Unrealized Appreciation (Depreciation) on Investments

(in thousands)	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	Change
Net unrealized (depreciation) appreciation on SBA guaranteed non-affiliate investments	$(280)	$113	$(393)
Net unrealized appreciation (depreciation) on SBA unguaranteed non-affiliate investments	992	(556)	1,548
Net unrealized appreciation on controlled investments	1,170	931	239
Change in deferred taxes	(299)	(566)	267
Total net unrealized appreciation (depreciation) on investments	$1,583	$(78)	$1,661

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

Net Unrealized Appreciation (Depreciation) on Controlled Investments

(in thousands)	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	Change
Universal Processing Services of Wisconsin, LLC	$5,000	$1,000	$4,000
Newtek Technology Solutions, Inc.	(1,200)	(350)	(850)
CDS Business Services, Inc.	—	1,750	(1,750)
PMTWorks Payroll, LLC	(70)	(1,395)	1,325
banc-serv Partners, LLC	(1,960)	—	(1,960)
Small Business Lending, LLC	(400)	—	(400)
Newtek Insurance Agency, LLC	(200)	—	(200)
Titanium Asset Management LLC	—	(27)	27
Excel WebSolutions, LLC	—	(47)	47
Total net unrealized appreciation on controlled investments	$1,170	$931	$239

Unrealized appreciation related to our investment in UPSW was related to an increase in revenue and EBITDA projections combined with a decrease in the corporate income tax rate as recently enacted by Congress.

Unrealized depreciation related to our investment in NTS was primarily due to the recent cybersecurity issues at NTS, as well as the Company’s inability to add sufficient new business. NTS expects to incur additional costs associated with the continued cyber security assessment and remediation.

During the three months ended March 31, 2018, the Company contributed $70,000 to PMT for working capital needs. Based on PMT’s inability to generate sufficient cash flows and its continued losses, the Company recognized unrealized depreciation of $70,000 for the period.

The Company recognized $1,960,000 in unrealized depreciation on BSP during the three months ended March 31, 2018. A portion of the valuation adjustment, or $530,000, related to amounts that the Company contributed to BSP during the period for legal fees and other working capital needs. This amount increased the cost basis in BSP and was subsequently adjusted to zero through an unrealized depreciation adjustment included in the $1,960,000 change for the quarter. The valuation change was the result of several quantitative and qualitative factors. On a quantitative basis, BSP’s 2017 and first quarter 2018 financial performance did not meet its budget and BSP has lost customers during 2017 and 2018. Second, as previously disclosed, on October 12, 2017, the FBI executed a search warrant at BSP’s office in Westfield, Indiana. Management believes there is still uncertainty surrounding the long term impact that this investigation could have on the reputation of BSP and BSP’s customer base. In addition, Kerri Agee, the former owner and President of BSP, was terminated in April 2018, and while BSP is undergoing operational changes to position itself for stability and growth in the future, an adjustment in valuation based on the current facts and circumstances was required. Management is continuing to monitor BSP’s business and customer base closely and provide managerial support on an ongoing basis.

The unrealized depreciation adjustment of $400,000 on the Company’s investment in SBL was the result of the portfolio company’s inability to add new third party loan servicing business to its portfolio, combined with the balance of SBL’s existing third party loan servicing portfolio declining as borrowers pay down their balances, resulting in a decrease in servicing fee income for SBL.

The unrealized depreciation adjustment of $200,000 on the Company’s investment in NIA was the result of the portfolio company’s inability to add new business and meet its budget.

Provision for Deferred Taxes on Unrealized Appreciation of Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable subsidiaries are not consolidated with the Company for income tax purposes, but are consolidated for GAAP purposes, and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. During the three months ended March 31, 2018 and 2017, we recognized a provision for deferred taxes of $299,000 and $566,000, respectively, related to the net unrealized appreciation of controlled portfolio company investments.

Liquidity and Capital Resources
Overview

Our liquidity and capital resources are derived from our Capital One Facility, Notes payable - related parties, 2021 Notes, 2022 Notes, 2023 Notes, securitization transactions and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our borrowings and the proceeds from the turnover of our portfolio and from public and private offerings of securities to finance our investment objectives. We may raise additional equity or debt capital through both registered offerings off a shelf registration, including “At-The-Market”, or ATM, and private offerings of securities.

Public Offerings

ATM Program

The ATM Equity Distribution Agreement provides that we may offer and sell up to 2,900,000 shares of common stock from time to time through the Placement Agents. From inception through March 31, 2018, we sold 1,139,000 shares of our common stock at a weighted average price of $17.58 per share. Proceeds, net of offering costs and expenses were $19,620,000. The Company may offer up to an additional 1,761,000 shares of common stock under the ATM Equity Distribution Agreement as of March 31, 2018.

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

Debt Offerings

In February 2018, the Company and the Trustee entered into the Third Supplemental Indenture to the Base Indenture between the Company and the Trustee, relating to the Company’s issuance, offer and sale of $50,000,000 aggregate principal amount of 6.25% Notes due 2023. The Company granted an overallotment option of up to $7,500,000 in aggregate principal amount of the 2023 Notes. The sale of the Notes generated proceeds of approximately $48,288,000, net of underwriter's fees and expenses. In February 2018, the underwriters exercised their option to purchase $7,500,000 in aggregate principal amount of notes for an additional $7,275,000 in net proceeds. The 2023 Notes are the Company’s direct unsecured obligations and rank: (i) pari passu with the Company’s other outstanding and future unsecured indebtedness; (ii) senior to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2023 Notes; (iii) effectively subordinated to all the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries.

The 2023 Notes will mature on March 1, 2023 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after March 1, 2020, at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to but not including the date fixed for redemption. The 2023 Notes bear interest at a rate of 6.25% per year payable quarterly on March 1, June 1, September 1, and December 1 of each year, commencing on June 1, 2018, and trade on the Nasdaq Global Market under the trading symbol “NEWTI.”

The Base Indenture, as supplemented by the Third Supplemental Indenture, contains certain covenants including covenants requiring the Company to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act, to comply with (regardless of whether it is subject to) the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act as in effect immediately prior to the issuance of the 2023 Notes, and to provide financial information to the holders of the 2023 Notes and the Trustee if the Company should no longer be subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by the First Supplemental Indenture. The Base Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding 2023 Notes may declare such 2023 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. At March 31, 2018, the Company was in compliance with all covenants related to the 2023 Notes.

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

On March 22, 2018, the Company redeemed all $40,250,000 in aggregate principal amount of the 2021 Notes at 100% of their principal amount ($25 per Note), plus the accrued and unpaid interest thereon from December 31, 2017, through, but excluding, the Redemption Date.

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

The Base Indenture, as supplemented by the First Supplemental Indenture, contains certain covenants including covenants requiring the Company to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act, to comply with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act, and to provide financial information to the holders of the 2022 Notes and the Trustee if the Company should no longer be subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by the Second Supplemental Indenture. The Base Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding 2022 Notes may declare such 2022 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. At March 31, 2018, the Company is in compliance with all covenants related to the 2022 Notes.

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

In June 2015, NSBF amended the existing facility to eliminate the fixed charge coverage ratio in exchange for a debt service ratio, new EBITDA minimums, the elimination of restrictions on our ability to pay dividends to shareholders, as well as the release of the guarantees of our former subsidiaries (now treated as portfolio companies).

At March 31, 2018, we had $5,000,000 and $25,500,000 outstanding under the unguaranteed and guaranteed lines of credit, respectively. At March 31, 2018, we were in full compliance with all applicable loan covenants.

Notes Payable - Related Parties

In June 2015, the Company entered into the Related Party RLOC. Maximum borrowings under the Related Party RLOC were $38,000,000. In June 2017, the Related Party RLOC was amended to increase maximum borrowings to $50,000,000. The outstanding balance bears interest at a rate equal to (a) LIBOR (with a floor of 0.50%) plus (b) 6.0% or at a rate equal to (y) the greater of the Prime Rate or 3.5% plus (z) 5.0%. At March 31, 2018, the Related Party RLOC interest rate was 7.69%. The Related Party RLOC has a maturity date of June 21, 2021. Outstanding borrowings at March 31, 2018 were $3,675,000.

Securitization Transactions

Since 2010, NSBF has engaged in securitizations of the unguaranteed portions of its SBA 7(a) loans. In the securitization, it uses a special purpose entity (the “Trust”) which is considered a variable interest entity. Applying the consolidation requirements for VIEs under the accounting rules in ASC Topic 860, Transfers and Servicing, and ASC Topic 810, Consolidation, which became effective January 1, 2010, the Company determined that as the primary beneficiary of the securitization vehicle, based on its power to direct activities through its role as servicer for the Trust and its obligation to absorb losses and right to receive benefits, it needed to consolidate the Trusts. NSBF therefore consolidated the entity using the carrying amounts of the Trust’s assets and liabilities. NSBF reflects the assets in SBA Unguaranteed Non-Affiliate Investments and reflects the associated financing in Notes Payable - Securitization trusts on the Condensed Consolidated Statements of Assets and Liabilities.

In November 2016, NSBF completed its seventh securitization which resulted in the transfer of $56,073,000 of unguaranteed portions of SBA loans to the 2016-1 Trust.  The 2016-1 Trust in turn issued securitization notes for the par amount of $53,444,000, consisting of $43,632,000 Class A notes and $9,812,000 of Class B notes, against the assets in a private placement. The Class A and Class B notes received an “A” and “BBB+” rating by S&P, respectively, and the final maturity date of the notes is February 2042. The Class A and Class B notes bear interest at a rate of LIBOR plus 3.0% and 4.25%, respectively.

In December 2017, NSBF completed its eighth securitization which resulted in the transfer of $76,188,000 of unguaranteed portions of SBA loans to the 2017-1 Trust.  The 2017-1 Trust in turn issued securitization notes for the par amount of $75,426,000, consisting of $58,111,000 Class A notes and $17,315,000 of Class B notes, against the assets in a private placement. The Class A and Class B notes received an “A” and “BBB-” rating by S&P, respectively, and the final maturity date of the notes is February 2043. The Class A and Class B notes bear interest at a rate of LIBOR plus 2.0% and $3.0%, respectively.

Note Repurchase Plan

The Company had a program which allowed it to repurchase up to 10%, or $832,400 in aggregate principal amount, of its 7.5% Notes due 2022 and up to 10%, or $4,025,000 in aggregate principal amount, of its 7.0% Notes due 2021 through open market purchases, including block purchases, in such manner as will comply with the provisions of the 1940 Act and the Exchange Act. The program terminated on May 21, 2017. The Company did not make any repurchases under this program.
Cash Flows and Liquidity
As of March 31, 2018, the Company’s unused sources of liquidity consisted of $26,484,000 available through the Capital One facility; $24,406,000 available through notes payable with related parties; $2,606,000 in unrestricted cash and $9,000 in money market funds.

Restricted cash of $22,950,000 as of March 31, 2018 is primarily held by NSBF. The majority, or $22,199,000 of restricted cash includes reserves in the event payments are insufficient to cover interest and/or principal with respect to securitizations and loan principal and interest collected which are due to loan participants.

The Company generated and used cash as follows:

(in thousands)	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Net cash used in operating activities	$(20,818)	$(21,600)
Net cash used in investing activities	(83)	(136)
Net cash provided by financing activities	25,919	33,798
Net increase in cash and restricted cash	5,018	12,062
Cash and restricted cash, beginning of period	20,538	22,896
Cash and restricted cash, end of period	$25,556	$34,958
During the three months ended March 31, 2018, operating activities used cash of $20,818,000, consisting primarily of (i) an increase in broker receivables which arise from the guaranteed portions of SBA 7(a) loans that were traded but had not settled before period end and represent the amount of cash due from the purchasing broker; the amount varies depending on loan origination volume and timing of sales at period end, (ii) $91,361,000 of SBA 7(a) loan investments funded and (iii) $3,664,000 of advances to NBCS under a revolving line of credit.
These decreases were offset by (i) $83,457,000 of proceeds from the sale of SBA 7(a) investments and (ii) $10,254,000 of principal payments received consisting of $8,732,000 from SBA non-affiliate investments and $1,522,000 from controlled investments.
Net cash provided by financing activities was $25,919,000 consisting primarily of (i) net proceeds of $55,563,000 from the issuance of the 2023 Notes and (ii) net borrowings of $30,500,000 from our bank notes payable These increases were offset by (i) $7,202,000 of dividend payments (ii) $9,376,000 of principal payments related to securitization notes payable (iii) $3,326,000 of net repayments under the related party revolving line of credit and (iv) the redemption of $40,250,000 of aggregate principal of 2021 Notes.
Contractual Obligations
The following table represents the Company’s obligations and commitments as of March 31, 2018:

(in thousands)	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Bank notes payable	$30,500	$5,000	$25,500	$—	$—
Securitization notes payable (1)	156,066	—	—	—	156,066
Notes due 2022 (1)	8,324	—	—	8,324	—
Notes due 2023 (1)	57,500	—	—	57,500	—
Notes payable - related parties	3,675	—	—	3,675	—
Employment agreements	1,371	1,028	343	—	—
Operating leases (2)	13,568	1,493	3,146	2,712	6,217
Totals	$271,004	$7,521	$28,989	$72,211	$162,283
(1) Amounts represent principal only and are not shown net of unamortized debt issuance costs. See Note 7.
(2) Minimum payments have not been reduced by minimum sublease rentals of $380,000 due in the future under non-cancelable subleases.

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
Our Board has the final responsibility for overseeing, reviewing and approving, in good faith, our determination of the fair value for our investment portfolio and our valuation procedures, consistent with 1940 Act requirements. We believe our investment portfolio as of March 31, 2018 and December 31, 2017 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

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

We receive servicing income related to the guaranteed portions of SBA loan investments which we sell into the secondary market. These recurring fees are earned and recorded daily. Servicing income is earned for the full term of the loan or until the loan is repaid.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions, and would distribute such taxable income in the next tax year. The Company would then pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended March 31, 2018 and 2017, no U.S. federal excise taxes were due.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the net unrealized appreciation generated by the controlled investments held by the Taxable Subsidiaries. Such deferred tax liabilities amounted to $8,462,000 and $8,164,000 at March 31, 2018 and December 31, 2017, respectively, and are recorded as deferred tax liabilities on the condensed consolidated statements of assets and liabilities. The change in deferred tax liabilities is included as a component of net unrealized appreciation (depreciation) on investments in the condensed consolidated statements of operations.

Recently Adopted Accounting Standards

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force),” which requires that the statement of cash flow explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this standard with respect to its statement of cash flows.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. ASU 2014-09 supersedes the revenue recognition requirements under ASC 605, “Revenue Recognition”, and most industry-specific guidance throughout the Industry Topics of the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract, and

(5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, which clarified the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”, which clarified the implementation guidance regarding performance obligations and licensing arrangements. In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606)—Narrow-Scope Improvements and Practical Expedients”, which clarified guidance on assessing collectability, presenting sales tax, measuring noncash consideration, and certain transition matters. In December 2016, the FASB issued ASU No. 2016-20, “Revenue from Contracts with Customers (Topic 606)—Technical Corrections and Improvements”, which provided disclosure relief, and clarified the scope and application of the new revenue standard and related cost guidance. The ASU is effective for annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period. The Company has evaluated the guidance under Topic 606 and has identified similar performance obligations under ASC 606 as compared with deliverables and separate units of account previously identified. The Company adopted this standard with respect to its revenue recognition. The Company evaluated each revenue stream and concluded that all were covered by the scope exceptions as detailed in Topic 606. As a result, the Company determined that the timing of its revenue recognition will remain the same.

New Accounting Standards

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
Off Balance Sheet Arrangements
There were no off balance sheet arrangements as of March 31, 2018.
Recent Developments

Portfolio Company Developments

On April 26, 2018, the Company sold 100% of its investment in the membership interests of UCS. Total cash received at closing was $2,137,000, with an additional $500,000 received on May 3, 2018 for total cash proceeds of $2,637,000. The Company’s cost basis of the investment in UCS was $2,450,000. As a result of the sale, the Company expects to recognize a realized gain in the second quarter of 2018 of approximately $187,000. The Company also recognized $50,000 of dividend income from UCS in April 2018.

Common Stock

From April 1, 2018 through April 27, 2018 the Company sold 105,592 shares of its common stock at a weighted average price of $17.93 per share under the ATM Equity Distribution Agreement. Proceeds, net of offering costs and expenses were $1,856,000. As of May 8, 2018, there were 1,655,000 shares of common stock available for sale under the ATM Equity Distribution Agreement.

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
We do not have significant exposure to changing interest rates on invested cash (includes cash and cash equivalents, restricted cash and money market funds) which was approximately $25,566,000 at March 31, 2018. We do not purchase or hold derivative financial instruments for trading purposes. All of our transactions are conducted in U.S. dollars and we do not have any foreign currency or foreign exchange risk. We do not trade commodities or have any commodity price risk.
We believe that we have placed our demand deposits, cash investments and their equivalents with high credit-quality financial institutions. Invested cash is held almost exclusively at financial institutions of high credit quality. The Company invests cash not held in interest free checking accounts or bank money market accounts mainly in U.S. Treasury only money market instruments or funds and other investment-grade securities. As of March 31, 2018, cash deposits in excess of insured amounts totaled approximately $6,672,000.

ITEM 4. CONTROLS AND PROCEDURES.

As of March 31, 2018 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Accounting Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. There has not been any change in our internal controls over financial reporting (as defined in Rule 13a 15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Other than the risks described below, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2017.

Because we have received the approval of our Board, we will be subject to 150% asset coverage beginning on April 27, 2019, unless shareholders approve the 150% asset coverage ratio before that date.

The 1940 Act generally prohibits us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). However, recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. Under the legislation, we are allowed to increase our leverage capacity if shareholders representing at least a majority of the votes cast, when quorum is met, approve a proposal to do so. If we receive stockholder approval, we would be allowed to increase our leverage capacity on the first day after such approval. Alternatively, the legislation allows a “required majority” (as defined in Section 57(o) of the 1940 Act) of our directors to approve an increase in our leverage capacity, and such approval would become effective after one year from the date of approval. In either case, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage.

On April 27, 2018 our Board of directors approved the application of the reduced asset coverage ratio to us. As a result, we will be able to increase our leverage up to an amount that reduces our asset coverage ratio from 200% to 150% (i.e., the amount of debt may not exceed 66 2/3% of the value of our assets) beginning on April 27, 2019, assuming that additional borrowings are available. Our Board also recommended that the Company submit a proposal to approve the 150% asset coverage limitation to shareholders at a special meeting of shareholders, which is expected to take place in July 2018. If shareholders approve any such proposal, we will be able to reduce our asset coverage ratio from 200% to 150% effective the day after such shareholder approval.

Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets increases, then the additional leverage would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not increased our leverage. Conversely, if the value of our assets decreases, the additional leverage would cause net asset value to decline more sharply than it otherwise would have had we not increased our leverage. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the additional leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not increased our leverage. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique.

In addition, the ability of BDCs to increase their leverage will increase the capital available to BDCs and thus competition for the investments that we seek to make. This may negatively impact pricing on the investments that we do make and adversely affect our net investment income and results of operations.

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

NEWTEK BUSINESS SERVICES CORP.

Date: May 9, 2018	By:	/S/ BARRY SLOANE
Barry Sloane
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2018	By:	/S/ JENNIFER EDDELSON
Jennifer Eddelson
Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)