Form 10-Q
period 2018-06-30
Newtek Business Services Corp.
filed 2018-08-08
CIK 1587987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial or accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 8, 2018, there were 18,792,347 shares issued and outstanding of the registrant’s Common Stock, par value $0.02 per share.

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

BDC	Business Development Company under the 1940 Act
Board	The Company's board of directors
Capital One	Capital One Bank, N.A.
Code	Internal Revenue Code of 1986, as amended
DRIP	The Company's dividend reinvestment plan
EBITDA	Earnings before interest, taxes, depreciation and amortization
Equity Incentive Plan	The Company's 2015 Equity Incentive Plan
Exchange Act	Securities and Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Goldman Facility	Credit and Guaranty Agreement between UPSW, NTS, Premier, BSP, SBL and GS Bank; as amended on June 21, 2017
Goldman Sachs	Goldman Sachs Bank
LIBOR	London Interbank Offered Rate
NAV	Net Asset Value
Related Party RLOC	Unsecured revolving line of credit agreement between UPSW, NTS, Premier, BSP and SBL as lenders and Newtek as borrower
PLP	Preferred Lender Program, as authorized by the SBA
Redemption Date	March 23, 2018
RIC	Regulated investment company under the Code
S&P	Standard and Poor's
SBA	United States Small Business Administration
SBLC	Small Business Lending Company
SBIC	Small Business Investment Company
SEC	Securities and Exchange Commission
SMB	Small-and-medium sized businesses
Sterling	Sterling National Bank
Sterling 504 Facility	Loan and Security Agreement between NBCS and Sterling, as lender to fund SBA 504 loans
Sterling Receivable and Inventory Facility	Loan and Security Agreement between NBCS and Sterling, as lender to fund accounts receivable and inventory financing arrangements
Taxable Subsidiaries	Companies formed by Newtek which are taxed as corporations for income tax purposes

Trustee	U.S. Bank, N.A.
U.S. GAAP or GAAP	Generally accepted accounting principles in the United States

Portfolio Companies and Subsidiaries
NSBF	Newtek Small Business Finance, LLC, a consolidated subsidiary
Exponential	Exponential Business Development Co., Inc., a Taxable Subsidiary
UPSW or NMS	Universal Processing Services of Wisconsin, LLC dba Newtek Merchant Solutions, a wholly-owned controlled portfolio company
Premier	Premier Payments LLC, a wholly-owned controlled portfolio company
Mobil Money	Mobil Money, LLC, a wholly-owned controlled portfolio company
NTS	Newtek Technology Solutions, Inc., a wholly-owned controlled portfolio company
IPM	International Professional Marketing, Inc., a wholly-owned controlled portfolio company
SIDCO	SIDCO, LLC dba Cloud Nine Services, a wholly-owned controlled portfolio company
EWS	Excel WebSolutions, LLC, a controlled portfolio company
NBCS	CDS Business Services, Inc. dba Newtek Business Credit Solutions, a wholly-owned controlled portfolio company
SBL	Small Business Lending, LLC, a wholly-owned controlled portfolio company
BSP	ADR Partners, LLC dba banc-serv Partners, LLC, a wholly-owned controlled portfolio company
NPS	PMTWorks Payroll, LLC dba Newtek Payroll and Benefits Solutions, a wholly-owned controlled portfolio company
NIA	Newtek Insurance Agency, LLC, a wholly-owned controlled portfolio company
UCS	United Capital Source, LLC, a wholly-owned controlled portfolio company
TAM	Titanium Asset Management LLC, a wholly-owned controlled portfolio company
EMCAP	EMCAP Loan Holdings, LLC

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (In Thousands, except for Per Share Data)
	June 30, 2018	December 31, 2017
ASSETS	(Unaudited)	(Note 1)
Investments, at fair value
SBA unguaranteed non-affiliate investments (cost of $312,440 and $287,690, respectively; includes $244,661 and $265,174, respectively, related to securitization trusts)	$305,478	$278,034
SBA guaranteed non-affiliate investments (cost of $21,927 and $22,841, respectively)	24,400	25,490
Controlled investments (cost of $64,056 and $59,898, respectively)	157,235	153,156
Non-control/affiliate investments (cost of $600 and $0, respectively)	600	—
Investments in money market funds (cost of $9 and $9, respectively)	9	9
Total investments at fair value	487,722	456,689
Cash	3,575	2,464
Restricted cash	24,701	18,074
Broker receivable	10,978	8,539
Due from related parties	3,126	2,255
Servicing assets, at fair value	20,663	19,359
Other assets	11,048	12,231
Total assets	$561,813	$519,611

LIABILITIES AND NET ASSETS
Liabilities:
Bank notes payable	$31,000	$—
Notes due 2022 (Note 7)	7,977	7,936
Notes due 2021 (Note 7)	—	39,114
Notes due 2023 (Note 7)	55,326	—
Notes payable - Securitization trusts (Note 7)	140,372	162,201
Notes payable - related parties	16,275	7,001
Due to related parties	107	—
Deferred tax liabilities	8,136	8,164
Accounts payable, accrued expenses and other liabilities	20,340	16,866
Total liabilities	279,533	241,282

Commitment and contingencies (Note 8)
Net assets:
Preferred stock (par value $0.02 per share; authorized 1,000 shares, no shares issued and outstanding)	—	—
Common stock (par value $0.02 per share; authorized 200,000 shares, 18,745 and 18,457 issued and outstanding, respectively)	375	369
Additional paid-in capital	250,854	247,363
(Distributions in excess of)/undistributed net investment income	(5,397)	14,792
Net unrealized appreciation, net of deferred taxes	20,838	20,448
Net realized gains/(losses)	15,610	(4,643)
Total net assets	282,280	278,329
Total liabilities and net assets	$561,813	$519,611
Net asset value per common share	$15.06	$15.08

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (In Thousands, except for Per Share Data)
	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Investment income
From non-affiliate investments:
Interest income	$5,503	$4,635	$10,677	$8,870
Servicing income	2,008	1,723	4,073	3,369
Other income	1,108	896	2,163	1,561
Total investment income from non-affiliate investments	8,619	7,254	16,913	13,800
From Non-control/affiliate investments
Dividend income	10	—	10	—
Total investment income from non-control/affiliate investments	10	—	10	—
From controlled investments:
Interest income	200	121	349	268
Dividend income	2,575	2,475	5,200	4,775
Other income	—	54	—	54
Total investment income from controlled investments	2,775	2,650	5,549	5,097
Total investment income	11,404	9,904	22,472	18,897
Expenses:
Salaries and benefits	5,212	4,980	10,090	9,631
Interest	3,792	2,617	7,304	5,147
Depreciation and amortization	116	96	236	185
Professional fees	587	602	1,527	1,449
Origination and servicing	2,168	1,269	3,773	2,653
Change in fair value of contingent consideration liabilities	7	—	17	—
Loss on extinguishment of debt	—	—	1,059	—
Other general and administrative costs	1,656	2,020	3,373	3,605
Total expenses	13,538	11,584	27,379	22,670
Net investment loss	(2,134)	(1,680)	(4,907)	(3,773)
Net realized and unrealized gains (losses):
Net realized gain on non-affiliate investments	10,319	8,914	20,200	17,599
Net realized gain on controlled investments	52	—	52	—
Net unrealized appreciation (depreciation) on SBA guaranteed non-affiliate investments	105	(63)	(175)	50
Net unrealized appreciation on SBA unguaranteed non-affiliate investments	1,702	1,817	2,694	1,261
Net unrealized depreciation on controlled investments	(1,250)	(2,674)	(80)	(1,743)
Change in deferred taxes	326	976	27	410
Net unrealized depreciation on servicing assets	(1,499)	(360)	(2,078)	(969)
Net realized and unrealized gains	$9,755	$8,610	$20,640	$16,608
Net increase in net assets resulting from operations	$7,621	$6,930	$15,733	$12,835
Net increase in net assets resulting from operations per share	$0.41	$0.40	$0.85	$0.76
Net investment loss per share	$(0.11)	$(0.10)	$(0.26)	$(0.22)

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (In Thousands, except for Per Share Data)
	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Dividends and distributions declared per common share	$0.42	$0.44	$0.82	$0.76
Weighted average number of shares outstanding	18,680	17,345	18,588	16,867

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS (UNAUDITED)
(In Thousands)

Six Months Ended June 30, 2018
Increase in net assets:
Net investment loss	$(4,907)
Net realized gains on investments	20,252
Net change in unrealized appreciation on investments	388
Net increase in net assets resulting from operations	15,733
Distributions to common stockholders:
Dividends to common stockholders from net investment income	(15,185)
Total distributions to stockholders	(15,185)
Capital share transactions:
Issuance of common stock under dividend reinvestment plan	346
Stock-based compensation expense	242
Issuance of common stock in connection with investment in Mobil Money, LLC	200
Purchase of vested stock for employee payroll tax withholding	(32)
Issuance of common stock, net of offering costs	2,647
Net increase in net assets from capital share transactions	3,403
Total increase in net assets	3,951
Net assets at beginning of period	278,329
Net assets at end of period (includes $5,397 of distributions in excess of net investment income)	$282,280
Common shares outstanding at end of period	15,745
Capital share activity:
Shares issued under dividend reinvestment plan	19
Shares issued in connection with sales of common stock under ATM	161
Shares issued in connection with investment in Mobil Money, LLC	11
Purchase of vested stock for employee payroll tax withholding	(2)
Restricted shares issued under Equity Incentive Plan, net of forfeitures	99
Net increase in capital activity	288

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (In Thousands)
	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Cash flows from operating activities:
Net increase in net assets resulting from operations	$15,733	$12,835
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net unrealized depreciation on controlled investments	80	1,743
Net unrealized appreciation on non-affiliate investments	(2,519)	(1,311)
Net unrealized depreciation on servicing assets	2,078	969
Realized gains on controlled investments	(52)	—
Net realized gains on non-affiliate investments	(20,200)	(17,599)
Allowance for doubtful accounts	24	—
Change in fair value of contingent consideration liabilities	17	—
Loss on extinguishment of debt	1,059	—
Amortization of deferred financing costs	836	794
Deferred income taxes	(27)	(410)
Depreciation and amortization	236	185
Purchase of loans from SBA	—	(3,821)
Purchase of SBA 7(a) loan portfolio	—	(175)
Funding of controlled investments	(13,509)	(20,781)
Funding of non-control/affiliate investment	(600)	—
Funding of non-control/non-affiliate investment	—	(3,255)
Funding of guaranteed non-affiliate SBA loans	(151,151)	(121,371)
Proceeds from sale of non-affiliate SBA loans	172,463	138,526
Proceeds from sale of controlled investment	2,502	—
Funding of unguaranteed non-affiliate SBA loans	(46,842)	(37,798)
Return of investment from controlled investments	—	50
Principal received from controlled investments	8,450	6,559
Principal received on SBA non-affiliate investments	21,145	14,508
Other, net	568	1,110
Changes in operating assets and liabilities:
Broker receivable	(2,440)	(21,413)
Due to/from related parties	(788)	(549)
Other assets	1,429	1,106
Accounts payable, accrued expenses and other liabilities	2,261	(192)
Capitalized servicing asset	(3,382)	(2,847)
Other, net	(9)	(3)
Net cash used in operating activities	(12,638)	(53,140)
Cash flows from investing activities:
Purchase of fixed assets	(208)	(284)
Cash flows from financing activities:
Net borrowings on bank notes payable	31,000	34,945
Proceeds from common shares sold, net of offering costs	2,647	39,450

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (In Thousands)
	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Net proceeds from related party line of credit	9,274	14,341
Proceeds from Notes due 2023	57,500	—
Redemption of Notes due 2021	(40,250)	—
Payments on Notes Payable - Securitization Trusts	(22,378)	(17,516)
Dividends paid	(14,839)	(13,067)
Additions to deferred financing costs	(2,336)	(480)
Purchase of vested stock for employee payroll tax withholding	(34)	—
Other, net	—	(1)
Net cash provided by financing activities	20,584	57,672
Net increase in cash and restricted cash	7,738	4,248
Cash and restricted cash—beginning of period (Note 2)	20,538	22,896
Cash and restricted cash—end of period (Note 2)	$28,276	$27,144

Non-cash operating, investing and financing activities:
Foreclosed real estate acquired	$735	$62
Issuance of common shares in connection with investment in Mobil Money, LLC	$200	$—
Issuance of common shares under dividend reinvestment plan	$346	$91

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Performing SBA Unguaranteed Investments (1) (21)
Bio-Haz Solutions, Inc.	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/29/2028	$91.3	$91.3	$92.2	0.03%
Bio- Haz Solutions, Inc.	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/29/2043	237.5	237.5	238.3	0.08%
M J Losito Electrical Contractor's, Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2028	58.8	58.8	52.7	0.02%
Corptek Solutions LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/28/2028	47.5	47.5	41.9	0.01%
Critter Cabana, LLC dba Critter Cabana	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/28/2028	83.8	83.8	73.9	0.03%
Local Leads, LLC dba New Direction Chiropractic	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2028	18.0	18.0	16.0	0.01%
RLW4 Builders LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	6/27/2043	1,000.0	1,000.0	1,083.6	0.38%
National Dredging Service of North Florida, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/27/2043	28.8	28.8	31.2	0.01%
National Dredging Services of North Florida, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/27/2028	53.3	53.3	54.9	0.02%
Julie Cooper-Bierman dba Forever Shopper	Nonstore Retailers	Term Loan	Prime plus 2.75%	6/27/2028	16.1	16.1	14.1	—%
Darnoc Enterprises Inc, Setira Paul Inc dba Conrad's Famous Bakery, Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	6/27/2043	354.5	354.5	372.5	0.13%
InUSA Ventures, Inc	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/27/2028	50.0	50.0	44.1	0.02%
Nick's Country Kitchen, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/27/2028	22.5	22.5	20.1	0.01%
Bengals, Inc. dba Royal Liquor Mart	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/26/2043	106.3	106.3	109.1	0.04%
Peter Thomas Roth Labs LLC, & June Jacobs Labs, LLC	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	6/26/2028	925.0	925.0	837.8	0.30%
Sun Pools, Inc	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/25/2043	306.0	306.0	294.8	0.10%
DPF Filters Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/25/2028	68.8	68.8	62.0	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Sun Pools, Inc dba Sun Fiberglass Pools	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/25/2028	781.4	781.4	712.1	0.25%
Sushi Prime, LLC and Vasilia Investments	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/22/2028	275.0	275.0	258.1	0.09%
Martha Beauty Supply And Braiding, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/22/2043	139.8	139.8	151.4	0.05%
Judy E. Moncrief C.P.A LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/22/2028	15.0	15.0	13.2	—%
The Desert House Assisted Living ,LLC dba The Desert House Assisted Living	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	6/22/2043	78.8	78.8	82.9	0.03%
Mr. Lube, Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/22/2043	663.8	663.8	667.9	0.24%
Mr. Lube, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/22/2028	586.3	586.3	559.3	0.20%
York Woods Tree Service, LLC dba York Woods Tree and Products, LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/21/2043	250.0	250.0	254.6	0.09%
York Woods Tree Service, LLC dba York Woods Tree and Products, LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/21/2028	142.5	142.5	137.7	0.05%
Independent Life LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/21/2028	125.0	125.0	110.2	0.04%
Surya Hotel LLC dba Hotel Royal	Accommodation	Term Loan	Prime plus 2.75%	6/21/2028	19.0	19.0	19.6	0.01%
Lilo Holdings LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/20/2028	18.8	18.8	16.9	0.01%
Olsen Bros. Transportation, Inc. & Golden Spike Leasing, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	6/20/2028	621.0	621.0	551.3	0.20%
Mid America Motorworks, Inc and Yager Holdings L.P	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/19/2043	500.0	500.0	541.8	0.19%
LCP Transportation, LLC dba LCP Teleservices	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	6/19/2028	817.5	817.5	720.4	0.26%
Webster Light, LLC	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	6/19/2028	90.0	90.0	88.9	0.03%
Jones Roger Sherman Inn, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/19/2028	425.0	425.0	438.3	0.16%
Colovic Hackettstown Dairy LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/19/2043	275.0	275.0	295.8	0.10%
Allen Theatre and Back Stage Cafe LLC	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	6/18/2043	126.0	126.0	133.7	0.05%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Schumacker Recreation, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/18/2028	150.0	150.0	154.7	0.05%
Softrol Systems Inc dba Softrol Systems	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	6/15/2028	932.6	932.6	832.3	0.29%
Northway Exit 29 Campground, Inc	Accommodation	Term Loan	Prime plus 2.75%	6/15/2043	216.3	216.3	234.3	0.08%
Kootenay Columbia LLC	Truck Transportation	Term Loan	Prime plus 2.75%	6/15/2028	6.0	6.0	5.7	—%
Dianne Williams and Louis Williams dba Sweetlips Store	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/15/2043	46.3	46.3	48.4	0.02%
Oil Palace Inc.	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	6/15/2043	32.2	32.2	34.9	0.01%
Venzix Ventures Inc. dba Venzix	Nonstore Retailers	Term Loan	Prime plus 2.75%	6/18/2028	13.2	13.2	12.7	—%
Top Cat Ready Mix, LLC & Ples Incestors, LLC, Pappy's Sand & Gravel	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/14/2028	156.3	156.3	144.8	0.05%
Tele Tax Express Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/14/2028	22.5	22.5	21.9	0.01%
Barrett Appliance Distributors Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/14/2043	621.8	621.8	610.0	0.22%
Team Sandy Blanton Realty, Inc	Real Estate	Term Loan	Prime plus 2.75%	6/14/2043	97.5	97.5	97.2	0.03%
Barrett Appliance Distributors, Inc	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/14/2028	502.8	502.8	467.0	0.17%
E & J Sims Co. LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/14/2028	50.0	50.0	45.6	0.02%
Mastiff Studios LLC	Educational Services	Term Loan	Prime plus 2.75%	6/13/2043	42.8	42.8	45.8	0.02%
Ciasom LLC dba Mosaic	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/11/2028	180.0	180.0	159.5	0.06%
Golf Swing Prescription LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/11/2028	13.2	13.2	11.6	—%
Skyways LTD,Jet 60 LLC,Mendean Jonath, Inc,Jet AOG, Inc & Jonathan Men	Support Activities for Transportation	Term Loan	Prime plus 2.75%	6/8/2043	380.7	380.7	384.6	0.14%
Beyond Grooming LLC and Michelle McWatters	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/8/2043	43.0	43.0	45.9	0.02%
Camp K-9 Pet Resort & Spa, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/8/2028	8.3	8.3	7.4	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Icebox Cafe, L.C. and Icebox Cafe at Doral,LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/8/2028	791.5	791.5	710.8	0.25%
H S Corporation dba Lake Anna Lodge	Accommodation	Term Loan	Prime plus 2.75%	6/7/2043	131.3	131.3	142.2	0.05%
Applied Behavioral Consulting, Inc	Social Assistance	Term Loan	Prime plus 2.75%	6/7/2043	50.0	50.0	53.1	0.02%
Anurag, LLC dba Oakwood Package Store	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/6/2043	137.0	137.0	138.6	0.05%
Hardway Inc and A F C Leasing, Inc	Rental and Leasing Services	Term Loan	Prime plus 2.75%	6/6/2028	48.7	48.7	42.9	0.02%
Sowells Consulting Engineers, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/6/2028	22.5	22.5	19.9	0.01%
SSD Designs LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/5/2028	74.3	74.3	66.1	0.02%
Funtime ,LLC dba Indoor Playgrounds International	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/5/2028	250.0	250.0	220.5	0.08%
AVM LLC dba Luv 2 Play	Social Assistance	Term Loan	Prime plus 2.75%	6/1/2028	23.9	23.9	23.3	0.01%
Mastrocinque Restaurant Management Company LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/1/2028	83.8	83.8	80.5	0.03%
BTD Feed & Nutrition, LLC dba Thomaston Feed Cheshire	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/1/2028	53.0	53.0	46.8	0.02%
Awan Business Management Group LLC, Awan Sign Company LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/31/2043	272.8	272.8	285.5	0.10%
Seraj Wireless, LLC	Electronics and Appliance Stores	Term Loan	Prime plus 2.75%	5/31/2028	125.0	125.0	110.2	0.04%
Brooks Seaplane Service Inc and Lunt Enterprises LLC	Scenic and Sightseeing Transportation	Term Loan	Prime plus 2.75%	5/31/2028	142.8	142.8	125.8	0.04%
SSMV LLC dba Burgerim	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/30/2028	48.7	48.7	47.7	0.02%
Eagle Aggregate Transportation, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	5/30/2028	87.5	87.5	80.7	0.03%
Crowley Ventures, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2028	68.7	68.7	61.6	0.02%
Iloka, Inc dba New Cloud Networks	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/25/2028	250.0	250.0	232.7	0.08%
Ocean Breeze Holdings, LLC, Ocean Beach Resort LLC & Ocean Breeze	Accommodation	Term Loan	Prime plus 2.75%	5/25/2043	1,250.0	1,250.0	1,354.5	0.48%
Conan Enterprises LLC	Nonstore Retailers	Term Loan	Prime plus 2.75%	5/25/2028	22.5	22.5	19.8	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Starship, LLC dba Tint World Smyrna	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/25/2043	69.2	69.2	75.0	0.03%
Adow Pools LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/25/2028	175.0	175.0	157.8	0.06%
Dream Spa LLC and Dream Spa Greenwich LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/25/2028	100.8	100.8	89.7	0.03%
Broadalbin Properties LLC dba Broadalbin Hotel & 1854 Pub & Eatery	Accommodation	Term Loan	Prime plus 2.75%	5/25/2043	86.7	86.7	93.9	0.03%
Seaside Acupuncture LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/24/2043	50.0	50.0	51.9	0.02%
DMA Equipment LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/24/2043	261.0	261.0	265.7	0.09%
Chem-Flotronics, Inc.	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	5/22/2028	100.0	100.0	90.0	0.03%
LightStorm Security LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/21/2028	5.4	5.4	4.8	—%
Yakov Levy M.D., P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/18/2028	109.8	109.8	97.1	0.03%
Mark A Espinoza, DDS PLLC dba Central Dental Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/18/2028	62.1	62.1	54.7	0.02%
On Stage Enterprises LLC, On Stage Theaters Branson, LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	5/17/2028	250.0	250.0	220.3	0.08%
JVLS LLC dba Vaccines 2 Go	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/17/2028	8.3	8.3	7.3	—%
Joshua One Limited Liability Company dba Genesis Personal Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/16/2043	321.3	321.3	324.3	0.11%
Clore Construction LLC	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	5/16/2028	150.0	150.0	139.1	0.05%
Fireplace Outlet Inc	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	5/15/2028	22.5	22.5	23.2	0.01%
James T. Hendel dba Autotexx Mobile Auto Repair	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/15/2028	7.5	7.5	7.7	—%
Galore Salon & Extension Lounge Inc dba Pretty Chic Hair & Lashes	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/14/2028	4.5	4.5	4.0	—%
Circle and Square, Inc dba Stamford Kumon	Educational Services	Term Loan	Prime plus 2.75%	5/11/2028	42.5	42.5	37.5	0.01%
Bote Virginia Beach, Inc. dba Bote Virginia Beach	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	5/11/2028	11.3	11.3	10.0	—%
Daniel Woodward, DC PLLC dba Doc's Body Shop	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/11/2028	41.2	41.2	36.3	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Johnson Expedited Trucking, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	5/11/2028	10.5	10.5	9.7	—%
Adhara, LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/11/2043	43.8	43.8	45.4	0.02%
Baby Gentry's Childcare & Learning Academy	Social Assistance	Term Loan	Prime plus 2.75%	5/10/2028	11.3	11.3	10.0	—%
P & M Entertainment, LLC dba Luv 2 Play	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/10/2028	78.7	78.7	73.7	0.03%
Whitetail Nurseries Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/9/2028	267.5	267.5	255.0	0.09%
Buy Gitomer Inc., Gitgo LLC.,GitGo Archives, LLC, and Jeffrey Gitomer	Educational Services	Term Loan	Prime plus 2.75%	5/9/2043	725.0	725.0	785.6	0.28%
Oculi Entertainment Inc	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	5/8/2028	22.4	22.4	19.7	0.01%
Schmaltz Operations LLC dba Companion Camp	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/7/2028	60.0	60.0	57.3	0.02%
Container Shipping, LLC	Support Activities for Transportation	Term Loan	Prime plus 2.75%	5/4/2028	50.0	50.0	44.1	0.02%
Wilbur Standford Jr Trucking and Excavating, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/3/2028	240.0	240.0	233.2	0.08%
Warner Family Restaurant LLC dba Burgerim	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/3/2028	20.3	20.3	18.6	0.01%
McIntosh Trail Management Service Organization, Inc.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/1/2028	95.0	95.0	98.0	0.03%
Olmsted LLC and 626 Van LLC dba Maison Yaki	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/1/2028	107.2	107.2	99.7	0.04%
Metropolitan Solutions Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/30/2043	16.2	16.2	17.6	0.01%
Brenden Kehren Development LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/30/2028	3.0	3.0	2.6	—%
SOWC Associates LLC dba Serenity Oaks Wellness Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/30/2043	1,248.6	1,248.6	1,352.9	0.48%
Saltamontes Tire Company, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/30/2043	102.4	102.4	106.7	0.04%
Sunlinc Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/30/2028	9.7	9.7	8.5	—%
Corona Dance, LLC dba Huracan Dance Studio	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	4/30/2028	11.9	11.9	10.5	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Rory James Contracting LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	4/27/2028	16.0	16.0	14.1	—%
Kastoria Inc. dba Bantam Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/27/2028	14.7	14.7	13.1	—%
Suraj Enterprises, Inc.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/27/2028	311.5	311.5	294.1	0.10%
Contrada Snacks LLC	Truck Transportation	Term Loan	Prime plus 2.75%	4/27/2028	10.1	10.1	8.9	—%
Little Angels Daycare and Learning Center LLC	Social Assistance	Term Loan	Prime plus 2.75%	4/27/2043	160.1	160.1	173.5	0.06%
LMH Optics LLC dba Sterling Optical	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/26/2028	49.7	49.7	43.9	0.02%
RWT Corporation dba Welding Works	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	4/26/2028	516.4	516.4	474.2	0.17%
K&S Hardware LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	4/26/2028	22.4	22.4	19.7	0.01%
Matrix Z, LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	4/26/2028	74.6	74.6	73.7	0.03%
Pledge 4 Hope LLC	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	4/26/2028	14.9	14.9	13.2	—%
RWT Corporation dba Welding Works	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	4/26/2043	212.4	212.4	206.1	0.07%
Joe & Sons Service, Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/24/2028	111.9	111.9	115.4	0.04%
Kneading Dough LLC dba NY Bagel Cafe & Deli	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/23/2028	14.5	14.5	13.5	—%
Digzy Dogz and Grill LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/20/2028	8.9	8.9	8.6	—%
Nando LLC dba Tall Timbers Banquet and Conference Center	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/20/2028	20.1	20.1	18.2	0.01%
Just for Boats LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/20/2043	17.5	17.5	18.9	0.01%
Spitnale's Garage LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/20/2043	60.2	60.2	62.1	0.02%
Means Enterprises LLC	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	4/18/2028	7.5	7.5	6.6	—%
James L Shoemaker APCC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/18/2028	16.0	16.0	14.1	—%
Rosemarie Products Company LLC	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	4/18/2028	14.9	14.9	13.1	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Veterinary Preventive Care, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/18/2028	46.5	46.5	42.4	0.02%
A New Dawn Psychotherapy Associates, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/18/2043	87.4	87.4	88.0	0.03%
Southern HVAC LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/17/2043	22.5	22.5	22.4	0.01%
Southern Oaks Athletic Club, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/17/2043	271.6	271.6	294.3	0.10%
The Vine, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/17/2028	15.4	15.4	14.0	—%
Southern HVAC LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/17/2028	39.8	39.8	37.6	0.01%
1301 Starks Inc.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/16/2028	22.4	22.4	22.4	0.01%
Patricia A. Freeman & Samuel C. Freeman dba Teenas Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/13/2043	43.4	43.4	45.0	0.02%
Precision Components Group Inc	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	4/11/2028	22.4	22.4	21.4	0.01%
Sexy Nails Center LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/10/2043	202.3	202.3	215.5	0.08%
Mark Baker	Truck Transportation	Term Loan	Prime plus 2.75%	4/9/2028	11.9	11.9	10.8	—%
Innovation Transport LLC	Truck Transportation	Term Loan	Prime plus 2.75%	4/6/2028	51.0	51.0	48.6	0.02%
Newsome Mobile Notary L.L C.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/5/2028	5.2	5.2	4.6	—%
Shree Lakshminarayyn Grocery Stores LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	4/5/2043	119.9	119.9	125.2	0.04%
^Bean City Bar and Grill LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/4/2043	94.4	94.4	99.1	0.04%
Alaska Industrial Paint LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/30/2043	222.5	222.5	231.5	0.08%
B&C Texas Leasing Inc and M&W Hot Oil, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	3/30/2028	968.8	968.8	924.3	0.33%
GQ Investments, LLC	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	3/30/2028	208.1	208.1	187.1	0.07%
Romancing the Stone	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/30/2043	347.9	347.9	356.8	0.13%
Payne's Environmental Services LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/30/2028	224.0	224.0	212.2	0.08%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Alaska Industrial Paint LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/30/2028	123.3	123.3	122.0	0.04%
Michael S Brown Physical Therapy, P.C	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/30/2028	97.1	97.1	85.6	0.03%
Arrow Freight Inc	Truck Transportation	Term Loan	Prime plus 2.75%	3/30/2028	692.0	692.0	609.0	0.22%
B&C Texas Leasing Inc.,M & W Hot Oil, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	3/30/2043	269.3	269.3	270.9	0.10%
Fifth Wheel Truck Stop 001	Gasoline Stations	Term Loan	Prime plus 2.75%	3/30/2043	1,143.7	1,143.7	1,134.8	0.40%
Technical Ordnance Solutions,LLC	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/30/2028	1,178.9	1,178.9	1,045.8	0.37%
Master Roofing and Siding Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/30/2028	262.0	262.0	230.6	0.08%
America's Little Leaders Academy, Inc	Social Assistance	Term Loan	Prime plus 2.75%	3/30/2043	22.4	22.4	23.6	0.01%
Boulevard Books Inc.	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/30/2043	121.0	121.0	126.6	0.04%
Kaz Wellness, LLC dba Grounded Wellness Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/29/2028	15.7	15.7	14.5	0.01%
Hot Shot Services, Inc and TFB, Ltd Co	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/29/2043	399.0	399.0	432.1	0.15%
Lou & Choo Enterprises Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/28/2043	21.5	21.5	23.3	0.01%
Kenneth Whelchel dba Whelchel Fencing and Construction	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/28/2028	64.6	64.6	59.9	0.02%
Bebos Inc dba Pizza Hut & Sunoco	Gasoline Stations	Term Loan	Prime plus 2.75%	3/28/2028	215.4	215.4	205.8	0.07%
Cartwright Termite & Pest Control Inc. and Cartwright Termite & Pest Co.	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/28/2028	230.1	230.1	216.6	0.08%
Montage Mountain Resorts, LP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/28/2043	1,247.0	1,247.0	1,350.4	0.48%
Corning Lumber Company Inc & Frank R Close & Son Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/28/2028	86.5	86.5	89.1	0.03%
Clancy 15 LLC and Allied Molded Products LLC	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	3/28/2043	214.4	214.4	214.8	0.08%
Clancy 15 LLC and Allied Molded Products LLC	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	3/28/2028	152.8	152.8	144.9	0.05%
K.C. Communications, Inc.	Telecommunications	Term Loan	Prime plus 2.75%	3/27/2028	61.8	61.8	63.7	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Towing Professionals of Arizona Inc dba Shamrock Towing	Support Activities for Transportation	Term Loan	Prime plus 2.75%	3/26/2028	148.3	148.3	136.0	0.05%
Towing Professionals of Arizona Inc dba Shamrock Towing	Support Activities for Transportation	Term Loan	Prime plus 2.75%	3/26/2043	537.4	537.4	520.8	0.18%
Cable Management, LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/23/2028	97.9	97.9	93.3	0.03%
Aque Investment Group LLC	Real Estate	Term Loan	Prime plus 2.75%	3/23/2028	262.5	262.5	268.9	0.10%
All Regional Recyclers of Wood LLC dba ARROW	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/23/2028	129.8	129.8	123.5	0.04%
Shweiki Media Inc dba Study Breaks Magazine	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/23/2028	74.1	74.1	74.6	0.03%
Sunshine Tents and Event Rentals LLC	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/23/2028	61.0	61.0	62.9	0.02%
Denton BioFuels LLC and American BioSource, LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/23/2028	96.4	96.4	89.8	0.03%
Sofasco, Inc	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/23/2043	99.8	99.8	99.2	0.04%
Kajun Martial Arts LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/23/2028	22.2	22.2	19.9	0.01%
New York Label & Box Corp	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/23/2043	1,247.0	1,247.0	1,288.5	0.46%
ME Interiors LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/22/2028	18.5	18.5	16.3	0.01%
GeoTek Alaska, Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/21/2043	847.9	847.9	881.0	0.31%
Rexco Foods LLC dba Papa John's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/20/2028	42.0	42.0	37.0	0.01%
RTSP Union LLC	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	3/20/2028	348.5	348.5	359.0	0.13%
TX Superior Communications, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/19/2028	92.2	92.2	84.6	0.03%
Cest Chic Concepts, LLC dba Salon Cest Chic	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/19/2028	11.1	11.1	10.0	—%
Petroleum Equipment & Services, Inc	Support Activities for Mining	Term Loan	Prime plus 2.75%	3/16/2028	247.2	247.2	251.5	0.09%
Camerabots Media, LLC	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	3/16/2028	14.8	14.8	13.4	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Car Pro Auto Spa of Stuart, LLC dba Tide Pools Island Gifts	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/16/2028	22.2	22.2	22.9	0.01%
Rojenco II, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/15/2043	401.5	401.5	428.5	0.15%
Rojenco, Inc. dba Buggy Bathe Auto Wash Lube & Detail Shoppe	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/15/2043	517.8	517.8	552.6	0.20%
Bear Bones, Inc.	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	3/15/2043	22.4	22.4	23.8	0.01%
CTD Operations Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/15/2028	60.1	60.1	53.8	0.02%
Summit Insights Group LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	3/14/2028	94.4	94.4	83.1	0.03%
Bovill Creative LLC	Real Estate	Term Loan	Prime plus 2.75%	3/14/2028	53.8	53.8	55.4	0.02%
SRG Waterfront LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/9/2028	308.9	308.9	275.5	0.10%
Dante Ultimate Cleaning Service LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/9/2028	10.1	10.1	9.5	—%
^HG Ventures, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	3/9/2028	132.4	132.4	116.5	0.04%
2b Mom Inc dba Mom's the Word Maternity	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	3/9/2028	96.5	96.5	85.0	0.03%
Bee Kidz Funzone Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/9/2028	143.5	143.5	132.1	0.05%
Integrity Machinery Moving, LLC	Support Activities for Transportation	Term Loan	Prime plus 2.75%	3/8/2028	22.2	22.2	22.9	0.01%
Treft Systems Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/8/2028	14.8	14.8	13.1	—%
Play4Fun dba Luv 2 Play	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/7/2028	114.3	114.3	107.5	0.04%
Unpainted Arizona, LLC dba Westside Bowl	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/7/2043	62.5	62.5	67.7	0.02%
Espinoza & Salinas Group Ltd dba Credit 360 Consulting	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/2/2028	4.9	4.9	4.4	—%
BC Bishop Enterprises LLC dba 9Round Pooler	Educational Services	Term Loan	Prime plus 2.75%	3/2/2028	8.3	8.3	7.5	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Stepping Stones Childrens Academy	Social Assistance	Term Loan	Prime plus 2.75%	3/2/2043	253.3	253.3	267.6	0.09%
The Law Offices of Samuel R Miller LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/28/2043	118.6	118.6	127.9	0.05%
Connie Engelbrecht	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	2/28/2028	2.9	2.9	2.7	—%
Merciful Heavenly Homes, LLC	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	2/28/2043	65.8	65.8	71.1	0.03%
Urban Fitness Group LLC dba Crunch Fitness Group LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2028	172.2	172.2	177.4	0.06%
Carey Collision Repairs Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/27/2028	73.7	73.7	66.6	0.02%
Betty's Catering Corp, Betty's Decoration & Wedding Center Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/26/2043	353.7	353.7	383.0	0.14%
Purely Seed LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	2/26/2028	122.9	122.9	108.1	0.04%
Carries Cakes and Catering, Inc dba Carrie's Cakes and Confections	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/23/2028	5.1	5.1	4.5	—%
Jackpine Technologies Corporation	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	2/22/2028	77.7	77.7	74.7	0.03%
Crossfit iQ LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/21/2028	41.8	41.8	37.8	0.01%
Wellfleet Consulting Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/21/2028	14.7	14.7	13.0	—%
New View Media Group LLC	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	2/16/2028	81.1	81.1	83.5	0.03%
Town & Country Transportation Co.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	2/16/2028	65.1	65.1	67.1	0.02%
Lulinjett LLC dba All American Printing & Design	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	2/14/2043	105.9	105.9	114.6	0.04%
Margab Inc dba Smoothie King	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/13/2028	12.5	12.5	11.3	—%
JumboMarkets, Inc.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/13/2028	203.9	203.9	185.7	0.07%
Start "UP" Dreams, Inc dba SDC Concrete and Start"UP" Dream Construction	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/9/2028	73.7	73.7	68.5	0.02%
Tony Herring & Associates, Inc.	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	2/9/2028	8.1	8.1	8.1	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Quality Machine of Iowa, Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	2/9/2028	1,250.0	1,250.0	1,196.2	0.42%
Apps Inc., Market Share, and Singular Leaseholdings LLC	Telecommunications	Term Loan	Prime plus 2.75%	2/8/2028	515.8	515.8	454.0	0.16%
De La Vega LLC dba De La Vega Deland and De La Vega Oviedo	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/7/2028	77.2	77.2	70.5	0.02%
Macrotech Integrated Management Solutions dba Extreme Lawn Care	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/5/2028	11.8	11.8	12.2	—%
Midlothian Hardware Inc dba Grills True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	2/2/2028	14.7	14.7	15.0	0.01%
M&R Wong LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	2/1/2028	11.8	11.8	10.4	—%
Chace Building Supply of CT Inc.	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	1/31/2043	299.0	299.0	323.7	0.11%
Rocco's Landscaping LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/31/2043	74.6	74.6	80.8	0.03%
USA General Investment LLC dba Braniff Paint and Body Shop	Repair and Maintenance	Term Loan	Prime plus 2.75%	1/31/2028	14.7	14.7	13.2	—%
WydeBodi, LLC dba Wyde Bodi Auto Tags	Support Activities for Transportation	Term Loan	Prime plus 2.75%	1/30/2043	47.3	47.3	49.4	0.02%
New Phaze Packaging Inc	Paper Manufacturing	Term Loan	Prime plus 2.75%	1/26/2043	954.5	954.5	1,026.3	0.36%
Parati USA Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	1/25/2028	22.0	22.0	19.3	0.01%
Concrete Services LLC and James Ward	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/25/2028	97.7	97.7	91.0	0.03%
Southside BBQ Corp	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/25/2028	19.0	19.0	19.6	0.01%
Flair Interiors, Inc dba Giant Don's Flooring America	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	1/24/2028	134.3	134.3	138.4	0.05%
Tier 1 Solutions LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/23/2028	7.3	7.3	6.6	—%
Friend Contractors, LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	1/19/2043	231.4	231.4	238.2	0.08%
Weeping Willow Kennels, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/19/2028	10.3	10.3	10.5	—%
Lavish Specs Inc	Machinery Manufacturing	Term Loan	Prime plus 2.75%	1/19/2028	7.3	7.3	6.4	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Driven Warehouse/Distribution LLC	Truck Transportation	Term Loan	Prime plus 2.75%	1/18/2028	129.6	129.6	114.1	0.04%
MedWorxs Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/18/2028	76.9	76.9	67.7	0.02%
Lou & Choo Enterprises Inc dba Lou & Choo Lounge	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/18/2043	114.4	114.4	117.0	0.04%
Specialized Dairy Processors LLC and Nathaly Zapata	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/16/2028	63.5	63.5	55.9	0.02%
Human Resource Time Manager LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/8/2028	15.1	15.1	15.6	0.01%
Impress Therapeutic Massage LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/8/2043	62.7	62.7	66.0	0.02%
Sandfree Systems LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/5/2028	7.3	7.3	7.6	—%
Crad Holding LLC dba Neighborhood Laundry of Bloomfield	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/5/2028	61.0	61.0	54.2	0.02%
Social Link LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/29/2027	10.9	10.9	9.5	—%
Morrocco Method, Inc	Chemical Manufacturing	Term Loan	Prime plus 2.75%	12/27/2042	855.9	855.9	882.1	0.31%
Anglin Cultured Stone Products LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	12/27/2042	639.7	639.7	628.1	0.22%
Landmark Ventures USA Inc	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	12/22/2027	60.7	60.7	52.9	0.02%
^Lab Partner, LLC and Beechtree Diagnostics, LLP and Cottonwood Diagnostics	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/22/2027	755.7	755.7	668.0	0.24%
^TrialHawk Litigation Group LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/22/2027	15.3	15.3	13.3	—%
^Salida Family Chiropractic-PPLC dba Salida Sport and Spine	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/22/2027	11.7	11.7	10.2	—%
^Advance Case Parts Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/22/2027	48.1	48.1	45.8	0.02%
Muckamuck Trucks, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	12/22/2027	13.4	13.4	12.7	—%
O'Rourke's Diner, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/22/2027	3.6	3.6	3.5	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Dudeck Enterprise LLC dba Detail Garage Las Vegas	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/22/2027	15.8	15.8	16.2	0.01%
Driven Warehouse/Distribution LLC	Truck Transportation	Term Loan	Prime plus 2.75%	12/22/2027	730.1	730.1	636.7	0.23%
Bisson Transportation Inc	Truck Transportation	Term Loan	Prime plus 2.75%	12/22/2027	72.8	72.8	70.9	0.03%
Anderson Farms Inc	Truck Transportation	Term Loan	Prime plus 2.75%	12/22/2027	1,228.3	1,228.3	1,082.8	0.38%
^Medical Plaza of Boro Park PC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/22/2027	60.7	60.7	52.9	0.02%
Jacliff Investments Inc dba International Heal	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	12/22/2027	48.6	48.6	42.3	0.01%
^Street Magic Enterprise LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	12/21/2027	86.3	86.3	83.1	0.03%
^Tropical Stone LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/21/2027	182.1	182.1	186.8	0.07%
Ameco Forest Products LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/21/2027	170.3	170.3	174.7	0.06%
DHD Enterprise LLC dba Edible Arrangements #1699	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/21/2027	22.2	22.2	20.2	0.01%
^Blue Lagoon Resort, LLC dba Hill View Cottages	Accommodation	Term Loan	Prime plus 2.75%	12/21/2042	188.3	188.3	203.0	0.07%
^CT Auto Spa LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/21/2027	209.7	209.7	211.7	0.07%
^DBMS Consulting, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/20/2027	72.8	72.8	69.2	0.02%
Best Quality Home Care LLC	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	12/19/2027	7.7	7.7	6.7	—%
^CZAR Industries, Inc.	Machinery Manufacturing	Term Loan	Prime plus 2.75%	12/19/2027	255.3	255.3	237.6	0.08%
^Auto Excellence of Fort Myers Inc.	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/19/2042	105.6	105.6	113.9	0.04%
^Dr. Richard R. Rolle, Jr., PLLC dba Rolle Oral & Facial Surgery	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/18/2027	122.3	122.3	115.3	0.04%
^1-0 Granny's Helpful Hands, LLC	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	12/15/2027	21.8	21.8	19.2	0.01%
^Galaforo Construction and Companies LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	12/15/2042	207.8	207.8	214.4	0.08%
^Crystal II Auto Glass Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/15/2027	14.6	14.6	12.7	—%
^Demand Printing Solutions Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	12/15/2027	17.3	17.3	16.3	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Ocean Trans LLC & Dehal Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	12/15/2042	606.2	606.2	595.8	0.21%
^Galaforo Construction LLC and Paul M Galaforo, Jr.	Construction of Buildings	Term Loan	Prime plus 2.75%	12/15/2027	336.5	336.5	293.5	0.10%
^Legion Bowl, Inc & Legion Pub Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/15/2042	331.5	331.5	357.6	0.13%
^Montessori Community School	Social Assistance	Term Loan	Prime plus 2.75%	12/15/2027	60.7	60.7	57.2	0.02%
^Capital Containers LLC	Truck Transportation	Term Loan	Prime plus 2.75%	12/15/2027	21.8	21.8	19.5	0.01%
^Peanut Butter & Co., Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/15/2027	218.5	218.5	190.5	0.07%
^JMD Aviation Holdings, LLC	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/15/2027	485.5	485.5	486.8	0.17%
Neville Galvanizing, Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2042	625.0	625.0	634.2	0.22%
^Barcade Holdings, LLC ,Barcade LLC,& Barcade New Haven LLC	Management of Companies and Enterprises	Term Loan	Prime plus 2.75%	12/14/2027	121.4	121.4	106.8	0.04%
^KR Calvert & Co, LLC	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	12/14/2027	455.0	455.0	398.5	0.14%
Royalty Freight Inc	Truck Transportation	Term Loan	Prime plus 2.75%	12/14/2027	649.4	649.4	566.3	0.20%
^Atlas Geo-Constructors, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/14/2027	295.2	295.2	283.2	0.10%
^LP Industries Inc. dba Childforms	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	12/14/2027	73.1	73.1	70.6	0.03%
Beale Street Blues Company Inc. dba B.B. King's Club-Memphis	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/14/2027	978.3	978.3	860.2	0.30%
^AADJ Empire Inc and AADJ Galaxy Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/14/2042	180.1	180.1	180.3	0.06%
^Heung Kyun Im	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/14/2027	15.0	15.0	13.1	—%
^Hana Pastries Enterprises LLC dba Hana Kitchens, Hana Pastries, Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	12/14/2027	93.7	93.7	92.1	0.03%
^Hardway Inc & AFC Leasing Inc	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/13/2027	910.4	910.4	793.9	0.28%
^Nichols Fire and Security LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/13/2042	87.0	87.0	88.9	0.03%
Polymer Dynamics, Inc and Carl Bent	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/12/2027	70.4	70.4	71.6	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^LPB LPB Property Management Inc dba Wilderness View Cabins	Real Estate	Term Loan	Prime plus 2.75%	12/12/2042	99.4	99.4	106.6	0.04%
A-1 Van Services Inc	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	12/12/2027	697.8	697.8	672.8	0.24%
^Clore Construction LLC	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	12/12/2027	449.7	449.7	427.7	0.15%
^Sky Way Enterprises, Inc, A-Liner-8-Aviation, Inc, Kissimmee Aviation	Air Transportation	Term Loan	Prime plus 2.75%	12/12/2027	485.5	485.5	423.4	0.15%
^Jai Ganeshai LLC, Mahiveera 1 LLC, Mahiveera 2 LLC & KSVP LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	12/12/2027	48.6	48.6	42.3	0.01%
^Big Picture Group LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/12/2027	364.1	364.1	331.2	0.12%
^The Ohio Valley Group Inc dba Ohio Valley Landscapes & Design	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/12/2027	14.6	14.6	13.1	—%
^Clear Sound Communications, Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/8/2027	3.6	3.6	3.2	—%
^AV Strategy Inc	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/8/2027	429.7	429.7	400.7	0.14%
^JVLS LLC dba Vaccines 2 Go	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/7/2027	14.6	14.6	12.7	—%
^Kim Howard Corp dba NPN Machine Tools	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/7/2042	572.4	572.4	614.8	0.22%
^IHC Hardware Inc.	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/6/2042	99.4	99.4	98.2	0.03%
^ODS Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/6/2027	47.6	47.6	43.9	0.02%
^Earth First Recycling LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/6/2027	72.8	72.8	72.6	0.03%
^Driven Powersports, Inc	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/6/2027	85.0	85.0	74.1	0.03%
^Affordable Auto Transport LLC	Truck Transportation	Term Loan	Prime plus 2.75%	12/5/2027	7.3	7.3	6.6	—%
^Healthcare Interventions, Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/4/2027	14.6	14.6	12.7	—%
Oil Palace, Inc.	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/4/2042	983.7	983.7	1,060.9	0.38%
^PS Camping Inc.	Accommodation	Term Loan	Prime plus 2.75%	12/1/2027	19.1	19.1	19.3	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Linda Jean Howard Riley dba The Rusty Bolt	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/1/2042	20.9	20.9	22.5	0.01%
^Salud Bar & Grill LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/1/2027	54.6	54.6	47.9	0.02%
^Square1 Partners, LLC	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	12/1/2027	60.8	60.8	53.0	0.02%
Utara LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/1/2027	10.2	10.2	10.0	—%
^Fortress Verve Inc, Maurice R. Margules and Antonie C. Reinhard	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	11/30/2027	126.7	126.7	125.6	0.04%
^Frontier Sand LLC	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	11/30/2027	497.1	497.1	486.8	0.17%
^WTI Distribution Inc	Support Activities for Transportation	Term Loan	Prime plus 2.75%	11/30/2027	38.6	38.6	36.4	0.01%
^Create- A- Stitch, Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/30/2042	86.8	86.8	92.3	0.03%
^Skin Beauty Bar Inc. and Tameka J. Mathis	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/30/2027	8.7	8.7	7.8	—%
^J. Venture Holdings, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/30/2027	12.0	12.0	12.3	—%
^Our Playhouse Preschool, LLC	Social Assistance	Term Loan	Prime plus 2.75%	11/29/2042	233.8	233.8	252.2	0.09%
^Clearwater Transportation LTD dba Thrifty Car Rental, Dollar Rent A Car	Rental and Leasing Services	Term Loan	Prime plus 2.75%	11/29/2027	166.5	166.5	148.5	0.05%
^OPH Lexington, Inc	Social Assistance	Term Loan	Prime plus 2.75%	11/29/2042	192.8	192.8	207.9	0.07%
Amped Coffee Company LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/28/2027	60.1	60.1	61.4	0.02%
Beacon Brewing LLC and C' Sons, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/27/2042	118.3	118.3	127.5	0.05%
^JMD Corporation dba Dart's True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/22/2027	18.1	18.1	17.0	0.01%
^Webtez Inc dba Mod Vans	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/22/2027	67.6	67.6	59.2	0.02%
^Step Up Academy of the Arts, LLC	Educational Services	Term Loan	Prime plus 2.75%	11/22/2027	15.2	15.2	13.3	—%
PB Market LLC dba Pure Barre	Educational Services	Term Loan	Prime plus 2.75%	11/21/2027	104.7	104.7	91.5	0.03%
^Cali Fit Meals	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/21/2027	21.7	21.7	20.5	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Vision Collision Center LLC dba Integrity Auto Body & Vision Automotive	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/21/2027	399.2	399.2	372.9	0.13%
^Grumpy's Restaurant Company, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/21/2027	68.6	68.6	60.0	0.02%
^Glencadia Corporation	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/21/2027	3.6	3.6	3.1	—%
^B Lam LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/20/2042	179.9	179.9	189.2	0.07%
N Transport LLC	Truck Transportation	Term Loan	Prime plus 2.75%	11/20/2027	397.0	397.0	346.2	0.12%
N Transport LLC	Truck Transportation	Term Loan	Prime plus 2.75%	11/20/2042	175.5	175.5	162.3	0.06%
^TPE Midstream LLC, Dasham Company dba Sahm Co & S & S Ventures Inc.	Rental and Leasing Services	Term Loan	Prime plus 2.75%	11/17/2027	182.5	182.5	175.6	0.06%
^Maya Motel, LLC dba Town House Motel	Accommodation	Term Loan	Prime plus 2.75%	11/17/2042	56.6	56.6	61.0	0.02%
^Southern Specialty Contractor, LLC & Ronald David Holbrook Jr.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/17/2027	51.1	51.1	45.1	0.02%
^SSI Refrigerated Express Inc. and Robert M Stallone	Truck Transportation	Term Loan	Prime plus 2.75%	11/17/2027	62.6	62.6	55.8	0.02%
^Jacob's Towing, Inc.dba Jacob's Automotive Locksmith & Jacob's Auto Repair	Support Activities for Transportation	Term Loan	Prime plus 2.75%	11/17/2027	48.3	48.3	44.1	0.02%
^Ian Winterbotham dba Furnishing America	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	11/17/2027	245.0	245.0	213.7	0.08%
^H & H Hotshot Services, Inc.	Couriers and Messengers	Term Loan	Prime plus 2.75%	11/16/2027	67.6	67.6	61.5	0.02%
Murf & Sons LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/16/2027	160.5	160.5	142.8	0.05%
^J R Wholesale Tires & Auto Center, LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/15/2042	13.4	13.4	14.5	0.01%
^Auto Rx LLC, J&P Auto Repair Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/15/2042	194.8	194.8	208.3	0.07%
^Marcaco LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	11/15/2042	672.4	672.4	705.0	0.25%
Paramount Dance Studios Inc. and Homestead Dance Supply	Educational Services	Term Loan	Prime plus 2.75%	5/14/2043	324.2	324.2	349.2	0.12%
^GFA International Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/13/2027	90.5	90.5	92.8	0.03%
^Wing King at the Gardens LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/10/2027	9.4	9.4	8.2	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Linqserv Inc.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	11/9/2027	595.9	595.9	564.7	0.20%
^Bobcatt Solutions, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/8/2027	91.7	91.7	86.1	0.03%
^Hofgard & Co, Inc dba Hofgard Benefits and James Marsh	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	11/8/2027	14.5	14.5	12.6	—%
^Street Magic Enterprise LLC dba New Lisbon Travel Mart	Gasoline Stations	Term Loan	Prime plus 2.75%	11/7/2042	419.0	419.0	433.2	0.15%
^JNP Delivery Inc	Couriers and Messengers	Term Loan	Prime plus 2.75%	11/7/2027	108.6	108.6	100.9	0.04%
^His Loving Hands Christian Academy, Inc.	Social Assistance	Term Loan	Prime plus 2.75%	11/6/2042	91.1	91.1	95.7	0.03%
^S & S Auto Body Shop Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/3/2042	163.8	163.8	174.8	0.06%
^Sterling Campbell Insurance Agency, Inc	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	11/3/2027	7.2	7.2	6.3	—%
^Top Quality Dent Service LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/2/2027	5.8	5.8	5.1	—%
^American Reclamation LLC	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	11/1/2027	7.3	7.3	7.1	—%
^ Edge Studios Inc Radiant Yoga LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/1/2027	63.9	63.9	57.1	0.02%
Berza TLG, LLC dba The Little Gym of Lake Charles	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/31/2027	40.7	40.7	36.2	0.01%
^Rachael Reel dba Rachel Reel Insurance Age	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	10/31/2027	7.2	7.2	6.3	—%
^The Five Lakes LLC	Educational Services	Term Loan	Prime plus 2.75%	10/30/2042	470.8	470.8	507.8	0.18%
^Die Hard Used Car Sales	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/30/2042	55.8	55.8	60.2	0.02%
^Blue Eagle Transport Inc, Golden Eagle Transport, Inc & Green Eagle Transport	Couriers and Messengers	Term Loan	Prime plus 2.75%	10/27/2027	36.0	36.0	32.3	0.01%
^Sage Oil LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	10/27/2027	9.6	9.6	8.5	—%
^Ashore Ventures Inc dba PuroClean Professional Restoration	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/27/2027	14.0	14.0	12.5	—%
^Cardinal Homes, Inc	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	10/27/2027	104.9	104.9	107.6	0.04%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Suzie LLC dba Tony D's Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/25/2042	86.7	86.7	92.1	0.03%
^White Walker LLC dba Frenchette	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/25/2027	268.9	268.9	275.8	0.10%
^Grand Blanc Lanes, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/25/2027	14.4	14.4	14.8	0.01%
^Schafer Fisheries Inc	Food Manufacturing	Term Loan	Prime plus 2.75%	10/25/2027	33.6	33.6	34.5	0.01%
^The Jig, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/24/2042	75.1	75.1	78.5	0.03%
^Action Physical Therapy Yoga and Wellness Center Inc.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/24/2027	21.6	21.6	21.0	0.01%
^Florida Apnea Diagnostics LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/20/2027	150.6	150.6	133.9	0.05%
^Alpha Auto Sales, LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/19/2027	76.7	76.7	78.7	0.03%
^Island Refrigeration & AC Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/18/2042	140.5	140.5	144.4	0.05%
Looky Enterprises, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/18/2027	63.8	63.8	57.1	0.02%
^H and K Dry Cleaning LLC, Quintero Shopping Center LLC, Aqua Laundry	Electronics and Appliance Stores	Term Loan	7.88%	10/17/2042	65.1	65.1	70.2	0.02%
^Blueridge Armor LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	10/17/2027	7.9	7.9	7.4	—%
^Cortez Landscaping, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/13/2027	18.4	18.4	17.0	0.01%
^Albas Bar & Grill LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/13/2042	44.6	44.6	44.3	0.02%
^Crawfordsville Fitness LLC dba Planet Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/13/2027	119.0	119.0	106.6	0.04%
^On Call Services LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	10/13/2027	17.3	17.3	17.7	0.01%
^JD Ventures LLC and JD Roof Co LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/12/2027	21.6	21.6	19.3	0.01%
Pro Anderson, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/11/2027	51.9	51.9	45.9	0.02%
^Sandbox Ventures LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/11/2027	18.0	18.0	17.5	0.01%
^Eye Optique Inc.	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	10/5/2027	14.4	14.4	12.5	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Ains Holding Company LLC	Management of Companies and Enterprises	Term Loan	Prime plus 2.75%	10/2/2027	78.0	78.0	69.9	0.02%
^Becky Lou Corp dba Rent A Center	Rental and Leasing Services	Term Loan	Prime plus 2.75%	10/2/2027	87.5	87.5	81.3	0.03%
^Dan Cline Transport Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	9/29/2030	973.2	973.2	879.1	0.31%
^Threads of Time LLC	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	9/29/2042	136.1	136.1	138.5	0.05%
^Miechella Suzette Decker	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/29/2042	99.2	99.2	106.9	0.04%
^Harco Metal Products Inc	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	9/29/2042	486.9	486.9	476.7	0.17%
^Chicago American Manufacturing LLC, Dockside Steel Processing, LLC	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/29/2042	1,238.7	1,238.7	1,282.6	0.45%
^Sashshel Corporation	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/29/2042	210.4	210.4	226.7	0.08%
^Dr Richard Rolle JR, PLLC dba Rolle Oral & Facial Surgery PLLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/29/2042	869.9	869.9	879.1	0.31%
^Cagwin Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	9/29/2042	321.7	321.7	341.0	0.12%
^Pets A Go Go LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/28/2042	196.8	196.8	205.9	0.07%
^Rhode Island Tennis Management LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2042	544.4	544.4	552.7	0.20%
^Nicholson Lumber Co Inc.	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/28/2030	208.1	208.1	207.9	0.07%
^Rhode Island Tennis Management LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2042	379.1	379.1	384.9	0.14%
^National Media Services, Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/28/2027	17.9	17.9	15.6	0.01%
^Moreno Brother's Inc.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/28/2027	14.3	14.3	12.5	—%
^Complete Care IT LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/27/2027	14.0	14.0	12.2	—%
^Technologist Inc	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/27/2027	414.0	414.0	397.7	0.14%
^Rollins Construction & Trucking LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	9/26/2027	325.2	325.2	320.7	0.11%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Inspirations Food Design, Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/26/2042	462.5	462.5	475.8	0.17%
^Magnation Corporation	Utilities	Term Loan	Prime plus 2.75%	9/22/2027	47.6	47.6	48.8	0.02%
^JPS Arthur Kill Rd Bakery Corp dba Aunt Butches of Brooklyn	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/22/2027	21.5	21.5	18.9	0.01%
^KB Waterjet Cutting LLC	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/22/2027	9.7	9.7	9.0	—%
^Sallee Pro-Custom Fabrication Shop LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/21/2027	8.6	8.6	8.8	—%
^Excel, RP Inc.	Machinery Manufacturing	Term Loan	Prime plus 2.75%	9/20/2027	95.3	95.3	89.0	0.03%
^Denek Contracting Inc and Denek Leasing LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/20/2042	207.9	207.9	224.1	0.08%
^Max Home Deliveries, Inc	Couriers and Messengers	Term Loan	Prime plus 2.75%	9/20/2027	76.9	76.9	71.2	0.03%
CR Park Incorporated dba Define Body and Mind	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/20/2027	95.6	95.6	86.4	0.03%
^Sound Manufacturing, Inc. & Monster Power Equipment, Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/20/2027	190.6	190.6	182.6	0.06%
^Alpha Preparatory Academy LLC	Social Assistance	Term Loan	Prime plus 2.75%	9/20/2042	160.9	160.9	162.9	0.06%
^Montessori Community School	Social Assistance	Term Loan	Prime plus 2.75%	9/20/2042	387.8	387.8	386.3	0.14%
^NY Tent LLC & NY Tent Parent, LLC dba Tent Company of New York	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/20/2027	979.1	979.1	945.0	0.33%
^Imagine By Carleen, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/20/2027	7.1	7.1	7.0	—%
^Alexander Pierce Corporation	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/20/2042	618.3	618.3	629.9	0.22%
^Commonwealth Diagnostics International, Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/20/2027	1,104.2	1,104.2	1,131.4	0.40%
^Venus Pizza, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/20/2042	90.8	90.8	97.9	0.03%
^Insight Diagnostic Technologist Services	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/20/2027	291.2	291.2	264.2	0.09%
^CIS BIG DOG, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/19/2027	58.9	58.9	59.6	0.02%
^Stone's Construction and Remodeling, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/19/2027	5.0	5.0	4.3	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Party By Design Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/18/2042	1,203.7	1,203.7	1,214.7	0.43%
^Li Family Spokane LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/15/2042	380.6	380.6	400.6	0.14%
^SD Kickboxing LLC dba CKO Kickboxing Dan Diego	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/15/2027	38.1	38.1	34.7	0.01%
^Clark Realty LLC	Real Estate	Term Loan	Prime plus 2.75%	9/15/2027	60.0	60.0	55.7	0.02%
^Inglis Food Mart Inc.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/15/2027	21.4	21.4	21.6	0.01%
^Clinton Food Market LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	9/15/2042	259.9	259.9	265.6	0.09%
^Tarleton & Family Landscaping, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/15/2027	79.8	79.8	72.0	0.03%
^Alaska Motor Home Inc	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/13/2027	315.9	315.9	275.1	0.10%
^Fox Valley Rentals & Investments, LLC	Food Services and Drinking Places	Term Loan	Prime plus 3.75%	9/13/2027	7.2	7.2	7.2	—%
^Nails By Mercede LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/13/2027	13.6	13.6	12.8	—%
^Town & Country Transportation Co. and Popco, LLC.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/12/2042	167.0	167.0	180.0	0.06%
^Rajbai Maa Inc. dba Nara Lounge	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/12/2042	386.0	386.0	382.7	0.14%
^Morgan Lynn Kerstetter dba Catherine School of Dance	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/11/2027	7.1	7.1	7.3	—%
^Health & Performance Center, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/11/2027	19.4	19.4	16.9	0.01%
^Foxtail, LLC and Tottly New Services Corp	Social Assistance	Term Loan	Prime plus 2.75%	9/8/2042	288.3	288.3	295.6	0.10%
^Desert Ribs, LLC and Famous Charlie, LLC and Famous Freddie, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/8/2042	1,241.6	1,241.6	1,198.9	0.42%
^Echelon Planning Group, LLC dba Echelon Financial Services and Echelon	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	9/8/2027	7.2	7.2	7.1	—%
^Crazy Beatz Productions LLC	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 3.75%	9/7/2027	5.1	5.1	4.8	—%
^South Fulton Landscape & Nursery, Inc.	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/7/2042	99.2	99.2	106.9	0.04%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Dreaming Big Learning Center Inc	Social Assistance	Term Loan	Prime plus 2.75%	9/5/2042	366.7	366.7	375.6	0.13%
^Big Coop's Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	9/1/2027	95.3	95.3	90.5	0.03%
^Blue EagleTransport Inc, Greeneagle Transport Inc & Golden Eagle Transport	Couriers and Messengers	Term Loan	Prime plus 2.75%	8/31/2027	363.1	363.1	325.9	0.12%
^Evernook Valley Milk LLC	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	8/31/2042	637.5	637.5	649.4	0.23%
^The Pink Alli, LLC dba The Alli	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	8/30/2027	17.0	17.0	15.4	0.01%
^Busby Outdoor LLC	Real Estate	Term Loan	Prime plus 2.75%	8/29/2042	692.0	692.0	640.4	0.23%
^Busby Outdoor LLC	Real Estate	Term Loan	Prime plus 2.75%	8/29/2042	543.7	543.7	503.1	0.18%
^Lake County Tow LLC	Support Activities for Transportation	Term Loan	Prime plus 2.75%	8/25/2042	86.5	86.5	88.1	0.03%
^Parlay Disributors LLC	Educational Services	Term Loan	Prime plus 2.75%	8/25/2027	106.5	106.5	94.3	0.03%
^InUSA Ventures Inc dba InUSA Services	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	8/24/2027	23.7	23.7	20.6	0.01%
^Genuine Ventures LLC and Seaweed Ventures LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/24/2030	538.5	538.5	511.0	0.18%
^R & R Strength & Conditioning Corp dba Crossfit Light House Point	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/23/2042	81.7	81.7	88.0	0.03%
^Delicias de Minas Restaurant, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/22/2027	195.5	195.5	193.5	0.07%
^L&V Auto Sales, Inc.	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	8/21/2027	17.0	17.0	17.5	0.01%
^M.E. Interiors LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/21/2027	15.6	15.6	13.6	—%
^Damiano Global Corp	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/21/2027	21.3	21.3	20.3	0.01%
^Tier 1 Solutions LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/18/2027	17.8	17.8	16.1	0.01%
^Tony Herring & Associates, Inc	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	8/17/2027	7.1	7.1	6.2	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Chester's World Enterprise LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/16/2027	21.3	21.3	19.4	0.01%
^D'Amato & Sons Construction, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/11/2027	7.8	7.8	7.2	—%
^Roundhay Partners LLC and Roundhay Farming LLC	Crop Production	Term Loan	Prime plus 2.75%	8/8/2042	902.1	902.1	842.6	0.30%
^Splashlight LLC, Splashlight Photographic and Digital Studios, LLC	Management of Companies and Enterprises	Term Loan	Prime plus 2.75%	8/7/2027	473.4	473.4	428.0	0.15%
^L & J Corporate Services Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/4/2027	7.0	7.0	6.1	—%
^Furniture Masters Limited Liability Company	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/3/2027	8.5	8.5	7.4	—%
^HMG Strategy LLC,	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/2/2027	47.3	47.3	41.2	0.01%
^Hope Health Care, LLC	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	7/31/2027	9.9	9.9	8.6	—%
^Bowl Mor LLC dba Bowl Mor Lanes	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/31/2027	7.1	7.1	6.1	—%
^Royal Blue Investments, Inc. and Cleland Pharmacy LLC	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	7/31/2042	52.3	52.3	55.4	0.02%
^Raffi's Inc dba Atlantic Auto Center	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/31/2027	13.4	13.4	13.5	—%
^Sharon G McMillen, MA Psychologist, Inc.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/28/2027	17.5	17.5	15.2	0.01%
^HQTRONIC LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	7/27/2027	21.2	21.2	18.4	0.01%
^Oberon IT, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/26/2027	205.8	205.8	190.5	0.07%
^Gilles Peress Studio LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/25/2027	58.9	58.9	51.3	0.02%
^Ocean Trans LLC	Truck Transportation	Term Loan	Prime plus 2.75%	7/21/2027	35.3	35.3	30.7	0.01%
^Obok LLC	Food Manufacturing	Term Loan	Prime plus 2.75%	7/21/2027	11.3	11.3	10.6	—%
^Lil Tots' Learning Center LLC	Social Assistance	Term Loan	Prime plus 2.75%	7/21/2042	46.9	46.9	47.8	0.02%
^Nova Solutions, Inc.	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	7/19/2027	23.5	23.5	23.3	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Matrix Z LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 3.75%	7/19/2027	7.1	7.1	7.3	—%
^Aitheras Aviation Group, LLC, Aitheras Aviation Group, LLC	Air Transportation	Term Loan	Prime plus 2.75%	7/18/2027	775.7	775.7	680.4	0.24%
^Wildflour Bakery & Cafe, LLC	Food Manufacturing	Term Loan	Prime plus 2.75%	7/17/2027	21.2	21.2	21.7	0.01%
^Florida Home and Kitchen LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/14/2027	11.3	11.3	9.8	—%
^Koep Companies dba Pipestone True value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	7/14/2042	322.4	322.4	322.4	0.11%
^Rocks Auto Exchange LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	7/13/2027	14.1	14.1	12.3	—%
^McCord Holdings, Inc. dba Fast Signs 176101	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/7/2027	17.6	17.6	15.7	0.01%
^Thrifty Market Inc dba Thrifty Foods	Food and Beverage Stores	Term Loan	Prime plus 2.75%	7/6/2027	96.5	96.5	88.2	0.03%
^The Country House Restaurant, LLC and Pelton Real Estate, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2042	49.3	49.3	52.0	0.02%
^Qycell Corporation	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/30/2027	71.3	71.3	72.9	0.03%
^J. T. O'Neill Company, L.L.C	Real Estate	Term Loan	Prime plus 2.75%	6/30/2027	14.0	14.0	12.2	—%
^Hamilton & Associates Real Estate and Investments Firm LLC	Real Estate	Term Loan	Prime plus 2.75%	6/30/2042	53.3	53.3	55.1	0.02%
^BQRS, Inc. DBA Gresham Meineke Car Care Center	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/30/2027	58.4	58.4	51.9	0.02%
^Veola's Day Spa and Wellness Center Inc.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/30/2027	8.6	8.6	7.8	—%
^JWH Designs, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/30/2027	99.3	99.3	86.4	0.03%
^New Chicago Wholesale Bakery Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	6/30/2027	14.1	14.1	13.6	—%
^J&M Civil Construction Services LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/30/2027	93.6	93.6	81.4	0.03%
^Stiegelbauer Associates Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2027	288.8	288.8	295.6	0.10%
^Best Bees Company	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	6/29/2027	21.0	21.0	18.3	0.01%
^Miguel Fernando Borda PA dba BGR Dental	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/29/2027	48.5	48.5	43.9	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Oakhill Farms, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2030	95.5	95.5	98.8	0.04%
^Greensboro Plastic Surgical Associates, PA	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/29/2042	570.2	570.2	578.8	0.21%
^Ocean Trans LLC and Dehal Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	6/29/2027	563.1	563.1	489.8	0.17%
^HG Ventures, Inc. dba Diamond Head Trucking	Truck Transportation	Term Loan	Prime plus 2.75%	6/29/2030	971.5	971.5	857.3	0.30%
^Malhame & Company Publishers & Importers Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/29/2027	84.2	84.2	73.4	0.03%
^Intellixion LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/29/2027	3.5	3.5	3.0	—%
^Foxhop Fitness, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/28/2027	87.0	87.0	76.5	0.03%
^Akal Express Inc. dba Truck Trailer Service Stop	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/28/2042	59.1	59.1	62.5	0.02%
^Old Dominion Transportation Group, Inc.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	6/28/2027	1,059.1	1,059.1	942.8	0.33%
^Citibin, Inc.	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	6/27/2027	116.8	116.8	101.6	0.04%
^Auxiliary Systems Inc.,Sharrick Company, LLC & KMN, LLC	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	6/27/2030	234.3	234.3	236.6	0.08%
^WB Cleaners Inc. DBA $2.75 Cleaners	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/27/2027	15.3	15.3	15.6	0.01%
^Ains Holding Company, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/26/2027	1,101.0	1,101.0	980.7	0.35%
^Four Seasons Laser Center Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/26/2042	215.2	215.2	219.8	0.08%
^Rustic LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/23/2042	18.5	18.5	17.1	0.01%
^Northern Industries, LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/23/2042	56.9	56.9	61.3	0.02%
^Vella Construction Enterprises, Inc. dba Vella Construction	Construction of Buildings	Term Loan	Prime plus 2.75%	6/23/2027	21.0	21.0	18.3	0.01%
^Birches Group, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/22/2027	46.7	46.7	40.6	0.01%
^Tarver-Henley Inc. and Tar-Hen LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/21/2042	315.4	315.4	320.3	0.11%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^704 Meat Center Inc. dba El Mercado and La Plaza Mercado	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/20/2042	172.5	172.5	182.3	0.06%
^Sanabi Investment, LLC dba Oscar's Moving and Storage	Truck Transportation	Term Loan	Prime plus 2.75%	6/20/2027	116.8	116.8	107.1	0.04%
^Scarlet Spartan Inc.dba FastSigns of Brighton	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/19/2027	52.0	52.0	46.4	0.02%
^Don G. Timpton DDS & Associates PA and Indsaad Properties, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/16/2042	394.3	394.3	388.2	0.14%
^All Regional Recyclers of Wood LLC dba ARROW, Superior Carting, LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/15/2042	306.4	306.4	310.0	0.11%
^JAM Media Solutions, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/15/2027	58.4	58.4	50.8	0.02%
^Tele Tax Express Inc., El Rancho Paiso, LLC and Nestor Romero	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/14/2042	91.2	91.2	96.0	0.03%
^ESA 365 Corp and Lucathor Realty LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/14/2042	22.2	22.2	23.0	0.01%
^Hull's Kitchen, LLC and HK Too, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/14/2042	95.0	95.0	101.9	0.04%
^Susan Hughes dba Aloha Junction B and B	Accommodation	Term Loan	Prime plus 2.75%	6/14/2042	61.2	61.2	65.9	0.02%
^Yachting Solutions LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/12/2027	111.0	111.0	105.6	0.04%
^Refoleen Inc dba Spice and Tea Exchange	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/8/2027	3.3	3.3	2.9	—%
^Earth First Recycling, LLC and 191 Clark Road, LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/5/2027	338.0	338.0	341.8	0.12%
^Skydive California, LLC	Educational Services	Term Loan	Prime plus 2.75%	6/2/2027	51.4	51.4	52.6	0.02%
^SCW, LLC dba Arthur Murray Dance Studio	Educational Services	Term Loan	Prime plus 2.75%	6/2/2042	143.9	143.9	147.3	0.05%
^Speaker City, Inc.and Speaker Town, LLC dba Rollin Thunder	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/1/2042	45.0	45.0	46.9	0.02%
^Sage Oil LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	5/31/2027	20.9	20.9	18.4	0.01%
^Haroon Baig,Inc.dba US1 Petrol	Gasoline Stations	Term Loan	Prime plus 2.75%	5/31/2042	259.8	259.8	279.9	0.10%
^Funtime, LLC and Universal Entertainment Group LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/31/2027	61.5	61.5	54.5	0.02%
^Impact Grounds Maintenance and Design, Inc. dba Impact Landscaping	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/31/2042	78.3	78.3	83.0	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Ricnet III, Inc. dba Edible Arrangements	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/31/2027	13.8	13.8	12.2	—%
^Eagle Wood Works LLC	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	5/26/2027	11.1	11.1	10.3	—%
^Hurricane Group, Inc.	Other Information Services	Term Loan	Prime plus 2.75%	5/26/2027	69.6	69.6	60.6	0.02%
^Mitchell Auto Repair, LLC and and C&M Mitchell, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/26/2042	191.7	191.7	200.4	0.07%
^Chet Lemon Enterprises LLC dba All American Sports	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/26/2042	780.0	780.0	840.2	0.30%
Swantown Inn & Spa LLC	Accommodation	Term Loan	Prime plus 2.75%	5/26/2042	125.0	125.0	133.3	0.05%
^Abdul Naushad MD PC dba Advanced Pain Centers	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/25/2042	387.5	387.5	407.4	0.14%
^Locavore LLC dba Paloma Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/25/2027	46.4	46.4	41.9	0.01%
^Demand Printing Solutions Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/25/2027	199.6	199.6	190.3	0.07%
^Beyond Waves A Unique Salon LLC and Lori Ann Carlson	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/25/2027	13.9	13.9	12.2	—%
^Jung Design Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/25/2027	8.4	8.4	7.3	—%
^Innovim, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/24/2027	313.2	313.2	272.5	0.10%
^Gill Express Inc. and Gill Express 2 LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/23/2042	333.4	333.4	337.6	0.12%
^Prestige Construction of Florida, LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	5/23/2042	331.1	331.1	330.1	0.12%
^Southeast Recycling, LLC and Southeast Land Holdings LLC dba 67 Motor	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	5/23/2042	179.4	179.4	191.7	0.07%
^GEM2K, LLC dba Precision Precast Group	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	5/19/2027	150.8	150.8	136.8	0.05%
^Hayden Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	5/19/2027	218.7	218.7	205.8	0.07%
^Tres K Deli,Grocery, Fruit and Meat Inc.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/19/2027	7.7	7.7	7.2	—%
^ Iron Men Home Repair, Inc. and Ironmen House Lifting Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/19/2042	573.3	573.3	592.2	0.21%
^PS Camping, Inc. dba Prospectors RV Resort	Accommodation	Term Loan	Prime plus 2.75%	5/19/2042	255.2	255.2	273.5	0.10%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Enfield Tractor & Equipment Co	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/19/2027	275.3	275.3	267.2	0.09%
^Waterford Plumbing Co, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/18/2027	46.4	46.4	41.1	0.01%
^Mr. B's Bicycles & Mopeds, Inc.	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	5/18/2042	144.4	144.4	148.4	0.05%
^New Image Building Services, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/18/2027	139.8	139.8	126.4	0.04%
^Bay Car Wash LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2042	118.9	118.9	123.0	0.04%
^Computech Computers Inc.	Educational Services	Term Loan	Prime plus 2.75%	5/17/2027	46.4	46.4	40.4	0.01%
^Arco Electrical Contractors Inc. dba Arco Construction Group	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/16/2027	334.6	334.6	311.4	0.11%
^Batter & Company,LLC dba Batter Co. Dessert Collection	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/16/2027	49.9	49.9	44.4	0.02%
^5 Stars Learning Center Inc	Social Assistance	Term Loan	Prime plus 2.75%	5/16/2042	60.8	60.8	62.6	0.02%
^Band Sawn Lumber,LLC and Nathan Ryan Adams	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	5/15/2042	111.9	111.9	112.9	0.04%
^Keys Armored Express, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/12/2027	37.1	37.1	33.8	0.01%
^Sanderson Distribution Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	5/12/2027	9.7	9.7	8.5	—%
^SG Linke LLC	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	5/12/2027	77.3	77.3	79.1	0.03%
^B G F Bobby Q's Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/11/2027	7.0	7.0	6.9	—%
^Estelle Finkel Educational Associates,LLC	Educational Services	Term Loan	Prime plus 2.75%	5/11/2027	110.6	110.6	96.2	0.03%
^Labmates, LLC	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	5/10/2027	92.8	92.8	89.9	0.03%
^NHS, LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/9/2027	82.1	82.1	74.8	0.03%
^1872 Rosecrans, LLC dba Goodbar	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/9/2027	59.3	59.3	52.0	0.02%
^Innovation Transport, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	5/9/2027	72.4	72.4	69.9	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^NHS, LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/9/2042	21.6	21.6	20.7	0.01%
^Arclay ,LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	5/5/2030	139.4	139.4	130.3	0.05%
^Benchmark Building, Inc.	Construction of Buildings	Term Loan	Prime plus 2.75%	5/5/2027	20.9	20.9	18.2	0.01%
^Cable Management LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	5/3/2027	53.3	53.3	50.8	0.02%
^Fine Arts Center of Easley, Inc. dba Midtown Music	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	5/2/2042	114.8	114.8	123.7	0.04%
^Zahmel Restaurant Suppliers Corp dba Cash & Carry	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	4/28/2027	81.8	81.8	72.2	0.03%
^Georgia Productions Services LLC	Rental and Leasing Services	Term Loan	Prime plus 2.75%	4/28/2027	84.1	84.1	78.2	0.03%
^Love and Glory Learning Center, Inc.	Social Assistance	Term Loan	Prime plus 2.75%	4/28/2042	76.7	76.7	78.0	0.03%
^JMA Inc. dba Primecut and Mezzo; Primecut at Marquee	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/27/2042	218.7	218.7	235.6	0.08%
Sneads Ferry Foods, Inc. dba DQ Grill & Chill	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/27/2042	613.0	613.0	622.0	0.22%
^Asheville's Fun Depot, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/26/2027	80.7	80.7	82.6	0.03%
^Resident Research, LLC	Other Information Services	Term Loan	Prime plus 2.75%	4/24/2027	81.3	81.3	70.7	0.03%
^Getting Even LLC dba The Zoo Health Club	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/21/2027	6.9	6.9	6.3	—%
^Ralph's Hair Salon, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/21/2042	49.1	49.1	51.1	0.02%
^M.E. Interiors LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/20/2027	128.3	128.3	111.6	0.04%
^Condron Brothers LLC DBA Luv 2 Play	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/19/2027	110.2	110.2	100.9	0.04%
^Affordable Auto Transport LLC	Truck Transportation	Term Loan	Prime plus 2.75%	4/17/2027	11.8	11.8	11.1	—%
^Carpeteria (Markarian) Co.	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	4/13/2027	122.4	122.4	123.2	0.04%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Bloomer Machine & Fab, Inc and Dale Stertz Properties	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	4/13/2042	202.0	202.0	212.9	0.08%
^Butternuts Beer and Ale LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	4/12/2027	68.0	68.0	69.6	0.02%
^Citizens Lanes, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/31/2042	610.6	610.6	657.3	0.23%
^The Altitude Group, LLC and Core Home Security, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/31/2027	45.9	45.9	39.9	0.01%
^Shelter Harbor Inn, Inc.	Accommodation	Term Loan	Prime plus 2.75%	3/31/2042	204.2	204.2	219.8	0.08%
^Golden Hen Inc. dba Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/31/2027	59.4	59.4	52.3	0.02%
^Landmark Ventures USA, Inc.	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	3/31/2027	172.0	172.0	149.4	0.05%
^MIT LLC	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/31/2042	86.1	86.1	92.7	0.03%
^Applied Integrated Technologies, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/31/2027	114.7	114.7	99.7	0.04%
^Bear Trail Lodge LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/31/2042	543.8	543.8	579.6	0.21%
^KWG Industries LLC dba Peterson & Marsh Metal Industries	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/30/2027	27.5	27.5	27.4	0.01%
^Signature Rooms, Inc dba Gallery Furniture	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	3/30/2042	487.9	487.9	522.2	0.18%
^Sea Smoke Barbeque, Corp and Danwen LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/30/2042	232.7	232.7	240.3	0.09%
^Schafer Fisheries Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	3/30/2042	245.1	245.1	263.8	0.09%
^Douglas K. Soderblom . dba Loma Linda Optometry	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/29/2027	91.7	91.7	84.0	0.03%
^Discount Price, LLC dba Robert's Market	Gasoline Stations	Term Loan	Prime plus 2.75%	3/29/2042	203.0	203.0	211.5	0.07%
^First Sail Group Inc. and Omen Board Industires LLC	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/29/2027	18.3	18.3	17.1	0.01%
^Gauri Hospitality Group LLC dba Microtel Inns & Suites by Wyndham	Accommodation	Term Loan	Prime plus 2.75%	3/29/2042	1,039.6	1,039.6	1,112.0	0.39%
^H and H Hotshot Services, Inc. dba AA Hotshot & Logistics	Couriers and Messengers	Term Loan	Prime plus 2.75%	3/29/2030	92.1	92.1	81.1	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^American Pharmaceutical Innovation Company, LLC	Chemical Manufacturing	Term Loan	Prime plus 2.75%	3/28/2027	27.5	27.5	24.0	0.01%
Pecos Entertainment LLC dba State Theater and Pecos Inn LLC	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	3/27/2042	403.8	403.8	434.6	0.15%
^Heil & Hornik LLC dba Elysium Tennis	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/27/2042	914.5	914.5	937.1	0.33%
^Ericon Inc. dba Quik Pik	Gasoline Stations	Term Loan	Prime plus 2.75%	3/24/2027	57.3	57.3	56.1	0.02%
^Robert Dixon PA dba Law Offices of Robert Dixon	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/24/2042	419.5	419.5	449.2	0.16%
^Executive Fitness & Nutrition Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/23/2027	18.6	18.6	18.5	0.01%
JBK Truck Trailer and Bus Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/23/2042	87.3	87.3	89.4	0.03%
^Color Graphic Press, Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/23/2027	110.1	110.1	112.5	0.04%
^Denton Bio Fuels LLC and American Bio Source LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/23/2027	54.3	54.3	50.3	0.02%
^Baton Rouge Cargo Services Inc. and 6507 Westport, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	3/22/2042	632.9	632.9	666.4	0.24%
^Vehicle Safety Supply LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/21/2027	20.6	20.6	17.9	0.01%
^J Sivilis LLC dba Pet Wants	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/17/2027	11.3	11.3	10.1	—%
^Reservoir International LLC	Educational Services	Term Loan	Prime plus 2.75%	3/16/2027	91.7	91.7	86.4	0.03%
^The Purple Cow House of Pancake Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/16/2042	158.2	158.2	170.3	0.06%
^Texcor, Inc.dba Texas Corral,Texas Coral Restaurants II, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/16/2027	275.4	275.4	281.6	0.10%
^1MTX LLC and Sunrise Transportation and Logistics, LLC and Mustafa M	Truck Transportation	Term Loan	Prime plus 2.75%	3/13/2027	645.5	645.5	560.9	0.20%
^Dwayne Bernard Tate	Truck Transportation	Term Loan	Prime plus 2.75%	3/10/2027	9.6	9.6	8.9	—%
^Elegant Occasions, LLC dba E Productions	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/10/2042	579.9	579.9	597.2	0.21%
^Anthony LLC dba Star of Woodward Market	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/9/2042	113.4	113.4	122.0	0.04%
^E & P Holdings 1 LLC and Evans & Paul Unlimited Corp.	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	3/9/2027	114.9	114.9	102.2	0.04%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Allegro Assisted Living Of Texas	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	3/6/2027	88.1	88.1	90.0	0.03%
^Robbie E. Bakery and Cafe LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/3/2027	57.3	57.3	49.8	0.02%
^Podium Auto Sales Inc and RRS Property, LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/3/2042	89.3	89.3	91.3	0.03%
^SSI Refrigerated Express Inc. and Robert M Stallone dba SSI Express	Truck Transportation	Term Loan	Prime plus 2.75%	2/28/2027	219.6	219.6	190.8	0.07%
^Weeping Willow Kennels, Inc and Aileen N Black	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2042	137.6	137.6	143.7	0.05%
^Getting Even LLC dba The Zoo Health Club	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2027	87.7	87.7	79.5	0.03%
^Total Document Solutions Inc and,TDS Services, LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	2/27/2030	293.7	293.7	275.0	0.10%
^Teracore Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/27/2027	149.1	149.1	129.6	0.05%
^John Finn Associates LLC, Greenslate LLC, Finn Technology, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/27/2027	614.8	614.8	599.3	0.21%
^McNally Enterprises Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	2/27/2027	59.2	59.2	53.6	0.02%
^B & J Bicycle Shop Inc.	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	2/24/2027	9.1	9.1	9.3	—%
^3W Enterprises LLC	Textile Product Mills	Term Loan	Prime plus 2.75%	2/24/2042	80.3	80.3	82.8	0.03%
^TMJ Pizza Mesa LLC dba Rosati's Pizza Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/24/2027	97.9	97.9	92.6	0.03%
^Victorian Restaurant and Tavern, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/22/2042	105.6	105.6	106.5	0.04%
^DER Services, LLC dba A.K.A. Sports	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	2/17/2042	39.4	39.4	42.4	0.02%
^Bike Slug, LLC, Bike Slug Holdings Inc. and Seven Rivers Group ,LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/17/2027	17.8	17.8	15.4	0.01%
^Ameritube, LLC and Ravone Properties, LLC	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	2/14/2042	182.1	182.1	196.0	0.07%
^R&S Barnes Enterprises, Inc. dba Massage Envy Spa	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/10/2027	85.4	85.4	75.1	0.03%
^Baton Rouge Cargo Services Inc. and 2808 Court Street, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	2/10/2042	243.2	243.2	256.2	0.09%
^Sushiya Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/10/2027	17.1	17.1	15.4	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Maximo Canot dba Wash and Dry Laundromat	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/10/2042	135.3	135.3	142.9	0.05%
^Marvic Enterprises Inc dba Jordan's Liquor	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/10/2042	215.3	215.3	225.3	0.08%
^Harrison Logging Company LLC	Forestry and Logging	Term Loan	Prime plus 2.75%	2/9/2027	96.8	96.8	89.0	0.03%
^8 Minute Oil Change Auto Repair & Tire Center and Jumir L.L.C.	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/7/2042	322.8	322.8	326.2	0.12%
^Christopher Borgia	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/6/2027	11.8	11.8	10.4	—%
^Splashlight LLC, Splashlight Photographic & Digital Studios LLC	Management of Companies and Enterprises	Term Loan	Prime plus 2.75%	2/2/2027	683.3	683.3	616.8	0.22%
^DBMS Consulting, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/1/2042	181.8	181.8	183.8	0.07%
^Brandco, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/31/2027	39.6	39.6	34.4	0.01%
^Chidlren's House Learning, Inc and Tarps Investment Group	Social Assistance	Term Loan	Prime plus 2.75%	1/31/2042	315.9	315.9	325.0	0.12%
^Fave Realty, Inc.	Real Estate	Term Loan	Prime plus 2.75%	1/30/2042	53.5	53.5	55.7	0.02%
^ZMKNY Tires Inc dba Houston International Tires	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	1/27/2042	105.7	105.7	113.8	0.04%
House of Bread & Coffee Corp dba Casa Do Pao	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/27/2042	133.3	133.3	133.4	0.05%
^SRC Publishing LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	1/27/2027	20.3	20.3	17.7	0.01%
^Return to Excellence Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	1/27/2027	16.0	16.0	16.4	0.01%
^Sideways Sports Lounge and Jonathan E. McGrew and Patricia C. McGrew	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/23/2027	16.3	16.3	14.2	0.01%
^Fox Valley Rentals & Investments LLC and Brian M Tomaszewski	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/20/2042	41.7	41.7	42.7	0.02%
^Rhone Wolf Vineyard LLC, Goldline Brands Inc. and Myka Cellars, Inc.	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	1/19/2030	234.2	234.2	220.4	0.08%
^Jolibe LLC and Jolibe Atelier LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/18/2027	9.5	9.5	8.6	—%
^Eickmann Management Group LLC dba Jimmy Johns of Dundee	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/17/2027	90.1	90.1	89.8	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Ramjay Inc.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	1/13/2027	396.1	396.1	365.6	0.13%
^Fullbro Trust dba Menemsha Blues	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	1/13/2027	20.4	20.4	20.8	0.01%
^Echelon Enterprises, Inc	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	1/10/2027	45.3	45.3	46.3	0.02%
^Fort Smith Wings Inc. dba Wing Stop	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/28/2026	17.5	17.5	16.8	0.01%
^Sand Hill Associates, Ltd. dba Charlie O's Tavern on the Point	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/27/2041	417.1	417.1	441.0	0.16%
^Joshua L. Baker	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	12/23/2026	14.1	14.1	13.2	—%
^Jacliff Investments Inc. dba International health Technologies	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	12/23/2026	112.2	112.2	104.9	0.04%
^New Image Building Services, Inc.dba The Maids Servicing Oakland	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/21/2026	39.3	39.3	37.6	0.01%
^Metropolitan Solutions Group Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/19/2041	269.3	269.3	280.3	0.10%
^Means Enterprises LLC dba FastFrame Frisco	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/16/2026	20.2	20.2	19.1	0.01%
^Soon Im. Chin dba Stan C-Store	Gasoline Stations	Term Loan	Prime plus 2.75%	12/15/2041	208.1	208.1	226.1	0.08%
^Sempco, Inc.	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/15/2041	41.1	41.1	45.1	0.02%
^Allied Welding Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2041	735.8	735.8	775.9	0.27%
^Ericon, Inc. dba Quik Pik	Gasoline Stations	Term Loan	Prime plus 2.75%	12/15/2041	325.9	325.9	346.4	0.12%
^White Hawk Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	12/15/2026	986.7	986.7	922.2	0.33%
^Elita 7, LLC	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	12/15/2041	697.7	697.7	751.6	0.27%
^New Chicago Wholesale Bakery, Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	12/15/2041	445.9	445.9	471.3	0.17%
^Techni-Pro Institute LLC	Educational Services	Term Loan	Prime plus 2.75%	12/15/2026	170.6	170.6	162.5	0.06%
^Trison Enterprises Inc.dba Lee's Automotive	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/14/2041	399.0	399.0	427.7	0.15%
^Cardinal Homes Inc. and Bret A Berneche	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	12/14/2041	118.7	118.7	129.9	0.05%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^D and E Hardware Co. and D and E Pump Sales and Service	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/14/2041	517.7	517.7	549.5	0.19%
^HMG Strategy, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/14/2026	44.9	44.9	42.0	0.01%
^AGG Management Team LLC dba Chevron	Gasoline Stations	Term Loan	Prime plus 2.75%	12/14/2041	281.5	281.5	308.7	0.11%
^Cardinal Homes Inc,.Alouette Holdings Inc.	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	12/14/2026	957.3	957.3	989.6	0.35%
^Wayfarer Bicycle LLC	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	12/13/2041	90.6	90.6	95.0	0.03%
^Success Advertising Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/13/2041	456.8	456.8	497.0	0.18%
^Roast Beef Levittown LLC dba Arby's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/13/2026	397.5	397.5	410.9	0.15%
^Queen Express LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	12/13/2041	183.6	183.6	199.8	0.07%
^Mack Team Enterprises Inc.dba The UPS Store #6815	Couriers and Messengers	Term Loan	Prime plus 2.75%	12/9/2026	18.3	18.3	17.7	0.01%
^Recycling Revolution, LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/9/2041	90.3	90.3	95.8	0.03%
^Myndshft Technologies LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/9/2026	695.9	695.9	667.8	0.24%
^New Life Hospital LLC	Hospitals	Term Loan	Prime plus 2.75%	12/8/2041	1,184.9	1,184.9	1,299.2	0.46%
^Imagine By Carleen Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/8/2041	51.4	51.4	54.9	0.02%
^Hanson's Greeks LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/8/2026	10.1	10.1	10.4	—%
^Yachting Solutions LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/7/2029	66.3	66.3	66.4	0.02%
^Lan Doctors, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/7/2026	214.2	214.2	218.3	0.08%
^Lilo Holdings LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/5/2026	14.3	14.3	13.8	—%
^The Lake Shore Hospitality Inc dba Dowagiac Baymont Inn & Suites	Accommodation	Term Loan	Prime plus 2.75%	12/5/2041	347.1	347.1	376.4	0.13%
^Ericon, Inc.	Gasoline Stations	Term Loan	Prime plus 2.75%	12/1/2041	712.3	712.3	759.6	0.27%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Noso Development LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	12/1/2026	67.3	67.3	62.9	0.02%
^Quick Ship, LLC	Couriers and Messengers	Term Loan	Prime plus 2.75%	11/30/2026	9.4	9.4	8.7	—%
^Pebble Wood Lane, LLC and Good Sam's Assisted Living Resiidence, LLC	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	11/30/2041	66.0	66.0	72.4	0.03%
^Sharaz Shah DBA Thomas Jewelers	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	11/30/2026	7.2	7.2	6.7	—%
^Studio Find It Georgia, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/30/2026	6.7	6.7	6.3	—%
^Imaginarium Foods LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2042	367.3	367.3	395.0	0.14%
^RD Management, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/30/2026	190.5	190.5	179.5	0.06%
^B4 Fitness LLC dba The Zoo Health Club	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/30/2026	20.1	20.1	19.2	0.01%
^Usman Jalil, LLC dba Food Mart	Gasoline Stations	Term Loan	Prime plus 2.75%	11/29/2041	228.1	228.1	238.7	0.08%
^Access Staffing, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/29/2026	1,002.7	1,002.7	937.1	0.33%
^Merchant Coterie, Inc.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	11/23/2026	111.6	111.6	104.3	0.04%
^CRK Mens, LLC dba Spiff for Men	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/23/2026	96.0	96.0	90.9	0.03%
^WPN Recycling Company LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/23/2026	20.1	20.1	20.7	0.01%
^Hafa Adai Signs and Graphics LLC dba Fastsigns of Auburn -#281901	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/23/2026	53.5	53.5	50.4	0.02%
^Bouquet Restaurant LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/22/2041	122.2	122.2	130.8	0.05%
^J.B.K Truck Trailer and Bus Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/22/2041	425.3	425.3	452.2	0.16%
^6E Technologies LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/22/2026	152.3	152.3	149.3	0.05%
^Broms Asset Management LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	11/22/2026	112.2	112.2	104.9	0.04%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Skaggs RV Outlet LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/21/2026	89.1	89.1	92.1	0.03%
^Catherine Christine Morin dba Purr-Fect Pets	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/17/2026	16.7	16.7	15.6	0.01%
^Stratmar Systems Inc dba Stratmar Retail Services	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/16/2026	61.0	61.0	63.1	0.02%
^Hoosier Health Plus, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/15/2026	111.4	111.4	110.7	0.04%
^J. A. Kohlhepp Sons, Inc. dba Kohlhepp's True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/10/2026	172.8	172.8	176.8	0.06%
^J. A. Kohlhepp Sons, Inc. dba Kohlhepp's True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/10/2041	438.5	438.5	473.4	0.17%
^Hackensack Steel Corporation and Luzerne Ironworks Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/10/2026	213.5	213.5	220.6	0.08%
^Panther Ironworks and Rigging Solutions LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/10/2026	134.8	134.8	131.7	0.05%
^Rich's Food Stores LLC dba Hwy 55 of Wallace	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/9/2026	39.0	39.0	38.5	0.01%
^Bovill Creative, LLC	Real Estate	Term Loan	Prime plus 2.75%	11/9/2041	274.9	274.9	301.4	0.11%
^Dyer Properties, LLC and Bayview Pharmacy, Inc.	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	11/9/2041	235.2	235.2	248.7	0.09%
^Big Apple Entertainment Partners LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/9/2026	156.0	156.0	145.8	0.05%
^MIK LLC dba Firehouse Subs	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/9/2026	181.8	181.8	171.3	0.06%
^Fine Line Interiors, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/4/2041	76.9	76.9	84.3	0.03%
^131 Miles LLC and Ohm Shubh Laxmi, LLC. dba Mr Hero	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/3/2041	123.6	123.6	133.4	0.05%
^Veracruz Shabo, LLC Waterfalls Quick Lube LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/1/2041	117.7	117.7	126.8	0.04%
^Glocecol LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/1/2026	66.8	66.8	69.1	0.02%
^Bloomquist Communications Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2026	53.1	53.1	49.6	0.02%
^Middlesex Auto Sales Corp	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/31/2041	122.2	122.2	131.9	0.05%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Moolchan Enterprises LLC dba Staying Green	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2026	14.6	14.6	14.6	0.01%
^Woodstock Enterprises Corp dba True Scent Candle Co	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	10/31/2041	86.8	86.8	91.0	0.03%
^Elite Structures Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/27/2029	209.9	209.9	214.5	0.08%
^FibAire Communications, LLC	Telecommunications	Term Loan	Prime plus 2.75%	10/27/2026	95.7	95.7	93.6	0.03%
^Bonita Stone LLC and Castone Creations Inc	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	10/25/2041	258.1	258.1	274.3	0.10%
^Empire Processor Services Inc. and Verrazano Wholesale Dist., Inc.	Nonstore Retailers	Term Loan	Prime plus 2.75%	10/25/2026	116.3	116.3	120.3	0.04%
^Blakeslee Arpaia Chapman Inc and Chapman Construction Services LLC	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	10/24/2026	376.0	376.0	387.4	0.14%
^Worldwide Estate, Inc. dba Washington Heights Manor	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	10/21/2041	219.4	219.4	240.6	0.09%
^Eco Vehicle Systems LLC	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	10/21/2026	845.1	845.1	873.4	0.31%
^Gold Wind Logistics LLC	Truck Transportation	Term Loan	Prime plus 2.75%	10/20/2041	171.1	171.1	187.6	0.07%
^Speaker City, Inc. dba Rollin Thunder	Electronics and Appliance Stores	Term Loan	Prime plus 2.75%	10/14/2041	122.2	122.2	131.5	0.05%
^Justin Partlow	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	10/13/2026	17.2	17.2	16.1	0.01%
^Maine Service Corp	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	10/13/2026	167.2	167.2	166.5	0.06%
^Reliable Recovery Services LLC	Support Activities for Transportation	Term Loan	Prime plus 2.75%	10/7/2026	99.5	99.5	96.8	0.03%
^Wyspen Corporation dba Charlestown Ace	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	10/3/2026	31.8	31.8	29.8	0.01%
^Ailky Corporation	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	10/3/2026	221.2	221.2	210.2	0.07%
^JJA Transportation Management Inc.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2026	46.0	46.0	42.9	0.02%
^MegaPhase, LLC	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	9/30/2026	131.4	131.4	132.6	0.05%
^Seaway LLC and Reklaw LLC dba Allure Lounge	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2041	133.7	133.7	146.5	0.05%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Adelwerth Bus Corporation, Transportation Leasing Corp.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2029	598.6	598.6	607.3	0.22%
^Adelwerth Bus Corp.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2041	236.3	236.3	250.2	0.09%
^Thunderdome Racing Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/29/2026	16.7	16.7	17.1	0.01%
^Vision Automotive LLC dba Vision Chrysler Jeep Dodge Ram of Defiance	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/29/2029	620.1	620.1	618.1	0.22%
^CNC Precision Machine, Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/28/2041	1,235.9	1,235.9	1,315.3	0.47%
^CD Game Exchange Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/28/2026	19.7	19.7	18.4	0.01%
^Beadon Inc	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/28/2026	19.7	19.7	20.3	0.01%
^Graphics,Type and Color Enterprises Inc dba Clubflyers.com and GTC Med	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	9/28/2041	826.4	826.4	905.5	0.32%
^Kyle M Walker DDS, PC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/27/2026	202.4	202.4	192.5	0.07%
^Luna Nueva LLC dba Bio Builders	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/27/2026	13.2	13.2	12.5	—%
^Reynolds Fence & Guardrail Inc.	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/27/2026	551.5	551.5	552.2	0.20%
^Luv 2 Play Nor Cal, LLC dba Luv 2 Play	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/27/2026	46.0	46.0	44.2	0.02%
^PeopleBest Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/26/2026	13.1	13.1	12.3	—%
^TPFC,LLC dbaThe Picture Frame Company	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/26/2041	57.1	57.1	61.0	0.02%
^Ridge Road Equestrian LLC dba Ricochet Ridge Ranch	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	9/26/2026	7.9	7.9	8.1	—%
^Sarah S Olelewe MD Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/26/2041	284.8	284.8	303.9	0.11%
^B4 Fitness LLC dba The Zoo Health Club	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/23/2026	76.7	76.7	73.5	0.03%
^Mr. Mulch, Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/23/2041	394.5	394.5	405.1	0.14%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^InformationTelevision Network Inc	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	9/22/2041	823.0	823.0	896.4	0.32%
^Cuppiecakes LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/21/2041	21.9	21.9	23.3	0.01%
^Wrecking Crew Media LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/21/2026	43.8	43.8	40.9	0.01%
^Benoit's Towing and Recovery LLC	Support Activities for Transportation	Term Loan	Prime plus 2.75%	9/20/2026	10.5	10.5	9.9	—%
^Consulting Solutions Inc. and Mark Luciani	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/20/2026	19.7	19.7	19.6	0.01%
^Brittany Burns LLC dba Dreams Come True	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/19/2026	11.7	11.7	12.1	—%
^Eyncon LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/16/2041	48.6	48.6	52.2	0.02%
^The Merrin Group LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/15/2026	153.3	153.3	154.2	0.05%
^Rich's Food Stores LLC dba Hwy 55 of Wallace	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/14/2026	127.7	127.7	126.0	0.04%
^Atlantic Alarm Systems and Services LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/14/2026	13.5	13.5	12.9	—%
^Metropet Dog Center, Inc	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/13/2041	106.2	106.2	114.2	0.04%
^Marquis Cattle Company	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	9/13/2026	44.2	44.2	45.7	0.02%
^Bingham Enterprises, Inc and Full Belli Deli and Sausage Company	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/12/2041	80.2	80.2	84.4	0.03%
^Artisan Infrastructure Holdings, LLC	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	9/7/2026	109.5	109.5	102.2	0.04%
^SRA Mechanicial Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/6/2041	42.5	42.5	46.6	0.02%
^Sandia Enterprises Inc dba Massage Envy Spa	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/6/2026	54.8	54.8	51.1	0.02%
^Animal Intrusion Prevention Systems Holding Company, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/30/2026	110.0	110.0	104.4	0.04%
^Suncrest Stone Products LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	8/29/2026	541.1	541.1	520.0	0.18%
^Clark Realty LLC	Real Estate	Term Loan	Prime plus 2.75%	8/29/2041	231.2	231.2	240.8	0.09%
^Raem Corporation dba Dryclean Express	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/29/2041	70.4	70.4	76.6	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Suncrest Stone Products LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	8/29/2041	638.7	638.7	653.0	0.23%
^Warren Dale Warrington dba Custom Paint and Body	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/26/2041	98.3	98.3	106.1	0.04%
^TAGR Inc dba Miami Grill 137and John Nakis	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/26/2026	92.8	92.8	88.1	0.03%
^Albert Basse Associates Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	8/25/2026	53.7	53.7	55.4	0.02%
^Dean Technology Inc	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	8/25/2041	375.8	375.8	410.4	0.15%
^Rosmel Pools Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/25/2026	19.6	19.6	18.5	0.01%
^Avery Management Inc. dba Whetstone Upholstery	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/25/2026	9.3	9.3	8.7	—%
^TR Companies LLC dba True Value Rental and Liberty Rental 4 U	Rental and Leasing Services	Term Loan	Prime plus 2.75%	8/25/2026	78.3	78.3	73.0	0.03%
^Tabadesa Associates Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/25/2026	19.6	19.6	18.3	0.01%
^Sambella Holdings, LLC and Strike Zone Entertainment Center LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/24/2041	492.0	492.0	537.0	0.19%
^Luv 2 Play Temecula, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/15/2026	52.2	52.2	48.7	0.02%
^2 Cool Beans LLC dba Menchies's Frozen Yogurt	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/11/2026	71.7	71.7	66.9	0.02%
^Grayson O Company	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	8/10/2041	606.7	606.7	662.6	0.23%
^Charal Investments LLC dba Orange Theory Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/10/2026	76.1	76.1	71.0	0.03%
^Paul Belanger dba Paul Belanger Landscaping	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/9/2026	13.0	13.0	12.2	—%
^The Hungry Rhino LLC	Real Estate	Term Loan	Prime plus 2.75%	7/29/2041	73.9	73.9	78.8	0.03%
^Nicolette Reiser dba Comfort & Balance	Personal and Laundry Services	Term Loan	Prime plus 2.75%	7/29/2041	72.7	72.7	78.4	0.03%
^USA General Investment LLC dba Braniff Paint and Body Shop	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/29/2026	19.4	19.4	18.5	0.01%
^303 Tower Drive LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/29/2041	387.9	387.9	420.0	0.15%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Little Tree Huggers Child Care LLC	Social Assistance	Term Loan	Prime plus 2.75%	7/29/2041	135.7	135.7	148.7	0.05%
^676 Club LP dba The Green Door Tavern/The Drifter	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/28/2041	649.4	649.4	706.7	0.25%
^Big Apple Entertainment Partners LLC dba Ripley's Believe It or Not	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/28/2026	258.8	258.8	241.5	0.09%
^MacIver Corporation dba Division Camera	Rental and Leasing Services	Term Loan	Prime plus 2.75%	7/28/2026	1,078.1	1,078.1	1,072.5	0.38%
^Intrepid Trinity LLC	Nonstore Retailers	Term Loan	Prime plus 2.75%	7/28/2041	60.6	60.6	65.2	0.02%
^Apple Tree NC Inc dba Williams Farm & Garden Center	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	7/28/2041	327.2	327.2	346.6	0.12%
^EPEC Juice LLC dba Jamba Juice	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/27/2026	72.0	72.0	67.2	0.02%
^Kidtastic LLC dba The Little Gym of Audubon	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/27/2026	48.9	48.9	45.7	0.02%
^GF Libations Inc dba Minuteman Press	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	7/27/2041	38.3	38.3	38.2	0.01%
^Pinco Pizza LLC dba Jet's Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/27/2026	63.8	63.8	65.3	0.02%
^JAG Unit 1, LLC dba Arooga's Grille House and Sports Bar	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/27/2026	107.8	107.8	100.6	0.04%
^The Grasso Companies, LLC and Grasso Pavement Maintenance, LLC	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	7/26/2026	78.3	78.3	76.3	0.03%
^My Sainath Inc dba Motel 6	Accommodation	Term Loan	Prime plus 2.75%	7/22/2041	296.0	296.0	321.0	0.11%
^Robert G Larson State Farm Insurance	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/22/2026	19.4	19.4	18.1	0.01%
^J and D Resources LLC dba Aqua Science	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2026	112.6	112.6	105.8	0.04%
^Robert P Daniels dba Ginger and Friend's Peppermint Village Gift Sho	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	7/18/2026	13.6	13.6	12.7	—%
^Franklin Firm LLC dba Luv 2 Play	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/15/2041	168.5	168.5	180.1	0.06%
^Billingsworks LLC dba Spoon Shine Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2026	4.9	4.9	5.1	—%
^Takeuchi Commercial Cleaning Services, LLC dba We Clean San Diego	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/13/2026	39.9	39.9	37.2	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Jacob Rugs LLC dba Rugs Outlet	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	7/13/2026	56.6	56.6	58.4	0.02%
^RM Hawkins LLC dba Pure Water Tech West	Nonstore Retailers	Term Loan	Prime plus 2.75%	7/7/2026	43.1	43.1	43.3	0.02%
^Dino Smiles Children's Cosmetic Dentistry	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/7/2026	12.3	12.3	11.7	—%
^Nevey's LLC dba Stark Food III	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/30/2041	285.4	285.4	310.0	0.11%
^P L H Pharmaco Inc dba Farmacia San Jose	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	6/30/2026	146.3	146.3	150.3	0.05%
^Martin Inventory Management LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/30/2026	90.5	90.5	93.3	0.03%
^Desert Tacos LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2026	86.8	86.8	86.1	0.03%
^VMA Technologies LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/30/2026	19.3	19.3	18.0	0.01%
^Corning Lumber Company Inc and Frank R Close and Son Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/30/2029	176.1	176.1	184.2	0.07%
^Castone Creations Inc	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	6/29/2026	74.9	74.9	71.8	0.03%
^WGI, LLC dba Williams Grant Inn	Accommodation	Term Loan	Prime plus 2.75%	6/29/2041	127.0	127.0	135.7	0.05%
^Ninsa LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2041	108.9	108.9	119.2	0.04%
^KWG Industries, LLC dba Peterson & Marsh Metal Industries	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/29/2041	295.1	295.1	318.3	0.11%
^O.D.S. Inc dba Four Seasons Health & Racquet and Step 'N' Motion, Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/29/2026	119.8	119.8	113.6	0.04%
^E & P Holdings 1 LLC and Evans & Paul LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	6/28/2026	110.3	110.3	105.0	0.04%
^MaidPro Marin dba MaidPro	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/28/2026	15.0	15.0	14.0	—%
^All Printing Solutions, Inc. dba Pryntcomm	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	6/27/2041	528.8	528.8	551.7	0.20%
^Edge Pest Control LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/27/2026	641.8	641.8	598.2	0.21%
^JumboMarkets Inc dba Rines Jumbomarkets	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/24/2026	42.8	42.8	39.9	0.01%
^El Basha Inc dba RPM West San Fernando Valley	Real Estate	Term Loan	Prime plus 2.75%	6/24/2026	14.6	14.6	13.6	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Island Time Investments, LLC dba Swantown Inn Bed & Breakfast	Accommodation	Term Loan	Prime plus 2.75%	6/24/2041	98.0	98.0	107.3	0.04%
^Shooting Sports Academy LLC and Jetaa LLC dba Shooting Sports Academy	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/23/2041	482.1	482.1	507.1	0.18%
^Visual Advantage LLC dba Signs Now Perryberg	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/23/2041	88.4	88.4	94.0	0.03%
^Long Island Comedy LLC dba Governors and New York Comedy, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/23/2041	181.4	181.4	194.2	0.07%
^SNS of Central Alabama, LLC dba Steak N Shake dba Steak N Shake	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/21/2026	49.2	49.2	47.9	0.02%
^Evergreen Investment & Property Management LLC, Universal Kidney Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/20/2041	1,215.0	1,215.0	1,318.4	0.47%
^Italian Heritage Tile and Stone Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/20/2026	53.5	53.5	49.8	0.02%
^Bagelicious, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/17/2026	46.7	46.7	43.7	0.02%
^Winegirl Wines LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	6/16/2026	9.6	9.6	9.9	—%
^NKJ Lusby Donuts LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/16/2026	19.3	19.3	17.9	0.01%
^Blue Eagle Transport Inc, Greeneagle Transport Inc and Golden Eagle Transport	Couriers and Messengers	Term Loan	Prime plus 2.75%	6/16/2026	474.0	474.0	441.8	0.16%
^Jai-Alexia Consulting, Inc.	Couriers and Messengers	Term Loan	Prime plus 2.75%	6/15/2026	10.1	10.1	9.4	—%
^Pumpkin Patch Child Care of Southington, LLC and Giuseppe Pugliares	Social Assistance	Term Loan	Prime plus 2%	6/15/2041	496.8	496.8	508.4	0.18%
^Strag Industries LLC dba Meineke Car Care Center 841	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/15/2026	12.8	12.8	12.6	—%
^Luv 2 Play AZ LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/10/2026	53.5	53.5	54.4	0.02%
^Refoleen Inc dba Spice and Tea Exchange	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/10/2026	74.1	74.1	69.1	0.02%
^VBGB Uptown, LLC dba VBGB Beer Hall & Garden	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/8/2026	71.9	71.9	67.0	0.02%
^ScimTech Industries Inc dba Archer Aerospace	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	6/6/2026	10.3	10.3	9.6	—%
^Larry H. Patterson and Rainbow Movers, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	6/6/2026	19.3	19.3	18.0	0.01%
^Solvit Inc and Solvit North Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/3/2026	217.7	217.7	209.5	0.07%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^AP5 LLC dba Krauser's Food Store	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/2/2041	187.7	187.7	204.8	0.07%
^ATI Jet Inc	Air Transportation	Term Loan	Prime plus 2.75%	5/31/2026	439.9	439.9	422.8	0.15%
^Farmer Boy Diner Inc dba Farmer Boy Diner & Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/31/2026	42.0	42.0	43.3	0.02%
^Angelo Faia dba AVF Construction	Construction of Buildings	Term Loan	Prime plus 2.75%	5/27/2041	96.4	96.4	102.9	0.04%
^Premier Athletic Center of Ohio, Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/27/2026	74.3	74.3	76.6	0.03%
^Jack Frost Firewood Inc. and David Dubinsky	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/26/2041	199.2	199.2	211.8	0.08%
^Mersada Holdings LLC	Nonstore Retailers	Term Loan	Prime plus 2.75%	5/26/2026	286.5	286.5	295.4	0.10%
^Southwest Division Inc	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	5/26/2026	7.0	7.0	6.8	—%
^International Kitchen Supply LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/25/2026	158.5	158.5	153.2	0.05%
^Groth Lumber Co. Inc. dba True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/25/2026	19.1	19.1	19.7	0.01%
^Powerspec Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/24/2026	74.2	74.2	69.2	0.02%
^Island Life Graphics Inc dba FASTSIGNS #576	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	5/24/2026	19.1	19.1	18.0	0.01%
^Horseshoe Barbecue, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/23/2029	11.5	11.5	12.0	—%
^Elderfriend Inc dba Granny Nannies dba GN Live Scan	Social Assistance	Term Loan	Prime plus 2.75%	5/20/2026	10.8	10.8	10.1	—%
^National Air Cargo Holdings Inc	Air Transportation	Term Loan	Prime plus 2.75%	5/20/2026	1,061.1	1,061.1	1,087.3	0.39%
^Pro Auto Repair LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/20/2026	6.3	6.3	6.4	—%
^HBA LLC dba Palmetto Twist-Vista	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2026	16.4	16.4	15.6	0.01%
^J&A Laundromat Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/18/2026	57.3	57.3	54.4	0.02%
^Dedicated Incorporated	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/18/2041	44.9	44.9	48.2	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^FJN Catering Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/13/2041	254.0	254.0	277.2	0.10%
^LED Lighting Enterprises LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/13/2026	19.1	19.1	18.1	0.01%
^Studio Find It Georgia Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/13/2026	19.1	19.1	18.2	0.01%
^Pumpkin Patch Inc and Christine Feliciano and Antonio Feliciano	Social Assistance	Term Loan	Prime plus 2.75%	5/12/2041	128.0	128.0	136.4	0.05%
^Sabir Inc. dba Bear Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/11/2041	119.7	119.7	129.6	0.05%
^Gator D'Lites LLC dba D'Lites Emporium	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/5/2026	19.1	19.1	17.8	0.01%
^Warner Home Comfort, LLC dba Smith Piping	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/29/2041	79.6	79.6	84.9	0.03%
^Keller, Fishback & Jackson LLP	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/29/2026	109.3	109.3	112.7	0.04%
^Marc S. Rosenberg P.C. dba Mammuth and Rosenberg	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/29/2026	18.9	18.9	17.7	0.01%
^Euro Car Miami LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	4/29/2026	52.6	52.6	54.2	0.02%
^Hard Exercise Works Winter Park LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/29/2026	34.3	34.3	32.0	0.01%
^Loriet LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	4/29/2026	6.3	6.3	5.9	—%
^La Nopalera Mexicano 2, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/29/2026	35.9	35.9	37.0	0.01%
^Empowerschool LLC and Empower Autism Academy, LLC	Social Assistance	Term Loan	Prime plus 2.75%	4/29/2041	146.5	146.5	160.4	0.06%
^Scoler LLC dba Gold's Gym	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/29/2026	221.0	221.0	212.6	0.08%
^May-Craft Fiberglass Products Inc	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	4/29/2041	238.7	238.7	261.3	0.09%
^Alpha Omega Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	4/29/2041	169.4	169.4	185.5	0.07%
^Inner Beauty Salon and Suite LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/28/2041	62.7	62.7	68.4	0.02%
^Atlantic Restaurant Associates LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/28/2041	253.2	253.2	274.4	0.10%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Costume World Inc	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	4/28/2041	1,207.6	1,207.6	1,322.1	0.47%
^Pecos Inn LLC dba Econo Lodge	Accommodation	Term Loan	Prime plus 2.75%	4/28/2041	651.3	651.3	705.6	0.25%
^Shepherd Appraisal Services LLC dba Property Damage Appraisers of Oklahoma City	Real Estate	Term Loan	Prime plus 2.75%	4/28/2026	7.6	7.6	7.1	—%
^Knowledge First Inc dba Magic Years of Learning	Social Assistance	Term Loan	Prime plus 2.75%	4/27/2026	68.6	68.6	68.5	0.02%
^Green Country Filter Manufacturing LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	4/27/2026	72.1	72.1	68.4	0.02%
^Accent Comfort Services, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/26/2026	75.8	75.8	70.6	0.03%
^Homecare Casa Rhoda 123 Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2%	4/26/2041	648.8	648.8	669.7	0.24%
^Automotive Core Recycling, LLC and 828 Old Colony Road, LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	4/22/2041	241.1	241.1	251.3	0.09%
^McIntosh Trail Management Services Organization Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/22/2041	410.6	410.6	449.5	0.16%
^Jande Graphics LLC dba FastSigns #103201	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/21/2026	47.1	47.1	43.9	0.02%
^AAA Mill Direct, Inc. dba Carpet Mill Outlets	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	4/21/2026	6.6	6.6	6.8	—%
^Miguel Fernando Borda, P.A. dba BGR Dental	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/15/2026	18.9	18.9	18.0	0.01%
^Sushiya Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/12/2026	73.7	73.7	70.6	0.03%
^Sierra Foothill Cremation & Funeral Service, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/7/2026	44.6	44.6	41.6	0.01%
^Waterfalls Quick Lube LLC and Veracruz Shabo LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/6/2041	267.1	267.1	287.7	0.10%
^KNS Early Learning Academy LLC	Social Assistance	Term Loan	Prime plus 2.75%	4/6/2041	49.3	49.3	52.3	0.02%
^Duke's Cleaners Inc	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/31/2026	39.2	39.2	38.6	0.01%
^Christian Soderquist dba Soderquist Plumbing and Heating LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/31/2041	54.6	54.6	59.8	0.02%
^Cameo Carter, MD A Professional Corporation dba The Garden Pediatric Group	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/31/2026	62.6	62.6	58.3	0.02%
^Vehicle Safety Supply LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/31/2026	18.8	18.8	17.5	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Men of Steel Enterprises LLC and Vogelbacher Properties LLC	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/31/2041	378.9	378.9	391.2	0.14%
^Gill Express Inc and Blue Speed LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/31/2041	498.8	498.8	532.4	0.19%
^Dana A. Farley dba Independent Cabinets	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	3/31/2041	65.0	65.0	71.1	0.03%
^NOSO Development, LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	3/30/2026	156.6	156.6	145.7	0.05%
^Wyldewood Cellars, Inc.	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	3/30/2041	961.5	961.5	1,004.2	0.36%
^Gordon Rogers and Heidi Rogers dba Stone House Motor Inn	Accommodation	Term Loan	Prime plus 2.75%	3/30/2026	19.0	19.0	19.6	0.01%
^MTS Car Service LLC	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	3/30/2026	8.8	8.8	8.2	—%
^Tom Sawyer Country Restaurant LLC and AM 3208 LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/30/2041	248.3	248.3	269.5	0.10%
^Beale Street Blues Company-West Palm Beach, LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	3/30/2026	78.3	78.3	74.2	0.03%
^Barrocas Gym LLC dba Snap Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/29/2026	16.6	16.6	16.3	0.01%
^Vinmar Inc. dba Locanda Portofino	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/29/2026	67.8	67.8	63.1	0.02%
^Lust for Life Footwear, LLC	Leather and Allied Product Manufacturing	Term Loan	Prime plus 2.75%	3/29/2026	313.1	313.1	291.5	0.10%
^Marathon Engineering Corporation	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	3/28/2041	43.3	43.3	46.8	0.02%
^PHCDC1 LLC dba Quarter + Glory and Public House Collective, Corp.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/28/2026	41.8	41.8	40.4	0.01%
^RCB Enterprises, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/25/2026	47.0	47.0	43.7	0.02%
^Revolution Physical Therapy LLC dba Apex Network Physical Therapy	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/25/2026	19.0	19.0	18.0	0.01%
^Excel RP Inc	Machinery Manufacturing	Term Loan	Prime plus 2.75%	3/25/2026	104.4	104.4	101.3	0.04%
^International Construction Inc	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	3/24/2041	48.2	48.2	51.2	0.02%
^ActKnowledge, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/24/2026	104.4	104.4	107.5	0.04%
^Flooring Liquidators Inc and Premier Flooring Yonkers Inc and Flooring	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/24/2026	41.7	41.7	42.6	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Acton Hardware LLC and Mark Allgood & Jamie Allgood	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/24/2041	480.4	480.4	504.3	0.18%
^Magnation Corporation and Misha Family Trust	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/22/2041	97.8	97.8	107.0	0.04%
^growth.period LLC and Potomac Recruiting LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/21/2026	40.7	40.7	37.9	0.01%
^Precious Care LLC and Precious Care Management LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/21/2026	465.8	465.8	435.5	0.15%
^Media Capital Partners, Inc	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	3/21/2026	18.8	18.8	17.5	0.01%
^Taylors Zinn Enterprises Inc dba Eons Auto Care Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/18/2041	77.8	77.8	84.6	0.03%
^ERT Group Inc and Curt's Tools Inspection Inc	Support Activities for Mining	Term Loan	Prime plus 2.75%	3/18/2041	1,210.1	1,210.1	1,288.4	0.46%
^Kekoa Enterprises Inc dba Signarama Sandy	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/18/2026	41.3	41.3	38.5	0.01%
^Mariam Diner Inc dba Country Kitchen Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/18/2026	43.8	43.8	40.8	0.01%
^Brian T Rice dba BD Logging	Forestry and Logging	Term Loan	Prime plus 2.75%	3/17/2026	7.3	7.3	7.3	—%
^Demand Printing Solutions Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/16/2026	18.2	18.2	18.3	0.01%
^Evergreen Pallet LLC and Evergreen Recycle LLC	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	3/16/2026	918.7	918.7	886.4	0.31%
^K Soles Corp dba Max Collections	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/16/2026	18.8	18.8	17.5	0.01%
^LAN Doctors Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/16/2026	45.9	45.9	47.3	0.02%
^R & D Enterprises Inc dba My Pool Man	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/15/2026	41.8	41.8	38.9	0.01%
^Mustafa Inc and Raouf Properties LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/14/2041	72.2	72.2	78.5	0.03%
^HEWZ, LLC dba Hard Exercise Works	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/14/2026	18.7	18.7	17.4	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Country Paint and Hardware Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/11/2026	73.0	73.0	68.9	0.02%
^Dupre Capital LLC dba Fastsigns	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	3/11/2026	48.8	48.8	45.4	0.02%
^Magill Truck Line LLC and Jeff J. Ralls	Truck Transportation	Term Loan	Prime plus 2.75%	3/11/2029	193.4	193.4	189.2	0.07%
^Accuair Control Systems LLC dba Accuair Suspension	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	3/11/2026	125.3	125.3	118.4	0.04%
^ABCs & 123s Infant and Child Care Center LP	Social Assistance	Term Loan	Prime plus 2.75%	3/11/2026	9.4	9.4	8.7	—%
^State Painting & Decorating Co., Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/10/2026	86.6	86.6	80.6	0.03%
^B.P.T.M. of NV LLC and Agentis Bros., LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/9/2041	505.5	505.5	540.6	0.19%
^Step Up Academy of the Arts LLC	Educational Services	Term Loan	Prime plus 2.75%	3/9/2026	6.7	6.7	6.2	—%
^Faith Summit Supply Inc dba Summit Supply and Summit True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/9/2026	18.8	18.8	18.3	0.01%
^Swerve Salon LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/8/2026	66.0	66.0	61.4	0.02%
^J & W Hardwood Flooring Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/7/2026	6.3	6.3	5.8	—%
^Labmates LLC and POV Holdings LLC	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/4/2041	105.2	105.2	115.1	0.04%
^Hueston and Company CPA LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/4/2026	6.8	6.8	6.4	—%
^Almost Home Daycare LLC	Social Assistance	Term Loan	Prime plus 2.75%	3/3/2026	45.0	45.0	45.8	0.02%
^Miles of Smiles Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/2/2026	79.5	79.5	75.1	0.03%
^Doxa Deo Inc dba Luv 2 Play	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2026	90.8	90.8	86.5	0.03%
^The River Beas, LLC dba Subway and Punam Singh	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2041	130.7	130.7	142.2	0.05%
^Living Essentials HVAC Corp	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/28/2026	12.4	12.4	11.7	—%
^Consulting Solutions, Inc. and Mark Luciani	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/28/2026	9.3	9.3	9.5	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Drug Detection Laboratories, Inc. and Minh Tran	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/28/2026	16.4	16.4	15.4	0.01%
^Powerpits CS1, LLC dba Pita Pit	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2026	15.5	15.5	15.0	0.01%
^Aaradhya LLC dba Market Square Laundry	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/23/2026	66.2	66.2	61.7	0.02%
^Blackstones Hairdressing LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/23/2026	43.4	43.4	40.6	0.01%
^R & K Contracting Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/18/2026	13.1	13.1	13.4	—%
^Pacific Coast Medical Group LLC dba Celebrity Laser Spa and Advanced	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/17/2026	202.9	202.9	208.9	0.07%
^B for Blonde, LLC dba Blo Blow Dry Bar	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/12/2026	52.0	52.0	48.4	0.02%
^Gilmore Heights Dental Holdings, LTD and Chas Rob LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/12/2029	273.8	273.8	270.9	0.10%
^Ei3 Corporation	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/12/2026	270.7	270.7	278.7	0.10%
^Jersey Shore Marina & Boat Sales, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/12/2041	601.6	601.6	658.2	0.23%
^Base USA, Inc.	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	2/2/2026	41.4	41.4	42.7	0.02%
^Zouk Ltd dba Palma	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/29/2026	18.5	18.5	19.0	0.01%
^SuzyQue's LLC dba SuzyQue's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/28/2026	18.5	18.5	19.0	0.01%
^Wildflour Bakery & Cafe LLC	Social Assistance	Term Loan	Prime plus 2.75%	1/28/2026	51.3	51.3	52.6	0.02%
^Tammy Lavertue	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	1/28/2026	9.2	9.2	9.4	—%
^New Image Building Services, Inc. dba The Maids serving Oakland	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/19/2026	68.3	68.3	65.7	0.02%
^Gendron Funeral and Cremation Services, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/11/2041	106.5	106.5	116.5	0.04%
^Dolarian Realty LLC and OV's Restaurant Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/5/2041	65.1	65.1	71.2	0.03%
^Lemonberry Food Stores Inc dba Lemonberry Frozen Yogurt	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/29/2025	91.6	91.6	92.2	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^MCF Forte LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/29/2025	15.3	15.3	15.2	0.01%
^Panditos LLC dba White Lotus Home	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/28/2025	12.9	12.9	12.9	—%
^Bright Dialysis LLC and Ft Pierce Kidney Care LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/28/2025	1,017.8	1,017.8	1,013.0	0.36%
^V2 Tango LLC dba Palette 22	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/23/2025	203.6	203.6	204.4	0.07%
^Ridge Road Equestrian LLC dba Ricochet Ridge Ranch Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/23/2040	98.1	98.1	108.7	0.04%
^800 on the Trax LLC and Matrix Z LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	12/23/2040	231.0	231.0	255.2	0.09%
^Joyce Outdoor Advertising Chicago LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/22/2040	289.1	289.1	319.0	0.11%
^The LAX Shop Inc	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	12/22/2025	79.6	79.6	82.9	0.03%
^Premier Athletic Center of Ohio Inc. and Gates Investments and Wade Gates	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/22/2028	769.0	769.0	814.3	0.29%
^Hattingh Incorporated dba Prosthetic Care Facility	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2025	14.7	14.7	14.8	0.01%
^G.W. Fitness Centers, LLC and J.G. Fitness LLC and NP Gym LLC and ANA	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/18/2040	981.5	981.5	1,095.8	0.39%
^Trip Consultants U.S.A. Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/18/2025	142.5	142.5	141.7	0.05%
^Jay Kevin Gremillion dba Dino Smiles Children's Cosmetic Dentistry	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/18/2025	61.0	61.0	61.2	0.02%
^Accent Tag and Label Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	12/18/2040	634.9	634.9	702.5	0.25%
^Abbondanza Market LLC dba Hampton Falls Village Market	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/18/2025	54.7	54.7	54.9	0.02%
^Labmates LLC	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/18/2040	155.6	155.6	173.7	0.06%
^Mustafa Inc dba Adiba Grocery	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/17/2025	85.0	85.0	88.5	0.03%
^Learning Skills LLC and Christopher Shrope	Educational Services	Term Loan	Prime plus 2.75%	12/17/2025	8.8	8.8	8.7	—%
^New York Home Health Care Equipment, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/16/2025	758.9	758.9	788.1	0.28%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Moments to Remember USA LLC dba Retain Loyalty	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/16/2025	61.1	61.1	62.6	0.02%
^Swalm Sreet LLC and New York Home Health Care Equipment LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/16/2040	363.0	363.0	403.8	0.14%
^JAG Unit 1, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2025	203.6	203.6	202.4	0.07%
^Abitino's JFK LLC dba Abitino's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2022	89.9	89.9	89.4	0.03%
^Evans & Paul LLC and E&P Holdings I LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2025	105.1	105.1	105.5	0.04%
^DC Enterprises Ltd. dba Lakeview True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/14/2025	18.3	18.3	18.9	0.01%
^Basista Family Limited Partnership and UPE, Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/14/2040	327.9	327.9	362.4	0.13%
^AGR Foodmart Inc dba Nashua Road Mobil	Gasoline Stations	Term Loan	Prime plus 2.75%	12/11/2025	18.3	18.3	18.9	0.01%
^Alexandra Afentoulides dba Vi's Pizza Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/11/2040	44.3	44.3	49.4	0.02%
^Cares, Inc dba Dumpling Grounds Day Care Center	Social Assistance	Term Loan	Prime plus 2.75%	12/10/2025	6.1	6.1	6.4	—%
^Custom Exteriors, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/9/2025	81.4	81.4	81.9	0.03%
^Sushiya, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/8/2025	88.6	88.6	89.1	0.03%
^My Jewels, LLC dba The UPS Store #6712	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/7/2025	28.8	28.8	28.7	0.01%
^LC Blvd Holdings LLC and Mt Pleasant Wash & Wax LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/4/2040	482.0	482.0	534.8	0.19%
^Tariq, LLC dba 76 Food Mart	Gasoline Stations	Term Loan	Prime plus 2.75%	12/2/2040	359.1	359.1	398.6	0.14%
^Delta Aggregate, LLC	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	11/30/2025	87.3	87.3	90.9	0.03%
^Hurshell Leon Dutton dba High Jump Party Rentals	Rental and Leasing Services	Term Loan	Prime plus 2.75%	11/30/2025	14.1	14.1	14.7	0.01%
^Japp Business Inc dba Pick and Eat and Japp Drink Corp.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/30/2025	101.0	101.0	102.0	0.04%
^Smokeyard Inc dba Smokeyard BBQ and Chop Shop	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/30/2025	100.9	100.9	101.0	0.04%
^DWeb Studio, Inc.	Educational Services	Term Loan	Prime plus 2.75%	11/25/2025	9.1	9.1	9.0	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^State Painting and Decorating Co Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/25/2025	58.4	58.4	58.0	0.02%
^Sambella Holdings, LLC and Strike Zone Entertainment Center LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/23/2040	738.3	738.3	822.5	0.29%
^Play and Learn Child Care and School Inc	Social Assistance	Term Loan	Prime plus 2.75%	11/23/2025	9.0	9.0	9.3	—%
^Ronny Ramirez RX Corp dba Naturxheal Family Pharmacy	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	11/20/2025	72.8	72.8	72.8	0.03%
^Haven Hospitality Group Inc. dba Haven Gastropub	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/20/2025	106.9	106.9	106.9	0.04%
^CNYP 717 Irondequoit LLC and CNYP 2002 Ontario LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/20/2040	234.7	234.7	255.4	0.09%
^S.B.B. Enterprises Inc dba Williamston Hardware	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/19/2040	103.7	103.7	113.0	0.04%
^Key Pix Productions Inc. dba Air Bud Entertainment	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	11/18/2040	602.6	602.6	672.8	0.24%
^E.S.F.P. LLC dba Volusia Van and Storage	Truck Transportation	Term Loan	Prime plus 2.75%	11/11/2025	71.9	71.9	72.0	0.03%
^Green Life Lawnscapes LLC dba Green Life Lawn Care	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/6/2025	110.3	110.3	114.3	0.04%
^JumboMarkets Inc dba Rines Jumbomarkets	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/4/2025	247.2	247.2	256.5	0.09%
^Bisson Transportation Inc dba I & R Associates and Document Security	Truck Transportation	Term Loan	Prime plus 2.75%	10/30/2025	18.0	18.0	18.5	0.01%
^Top Cat Ready Mix, LLC, Ples Investments LLC, and Pappy's Sand	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/28/2025	568.2	568.2	571.6	0.20%
^Financial Network Recovery Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/26/2025	32.0	32.0	31.8	0.01%
^Windsor Direct Distribution LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	10/26/2025	11.4	11.4	11.3	—%
^Tannehill Enterprises Inc dba Hobbytown USA Folsom	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	10/14/2025	71.1	71.1	70.7	0.03%
^ADMO Inc dba Mid States Equipment	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	10/8/2025	18.0	18.0	18.0	0.01%
^Recycling Consultants, Inc. and Prairie State Salvage and Recycling Inc	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/30/2027	644.1	644.1	658.5	0.23%
^SCJEN Management Inc dba Bowl of Heaven	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2025	57.1	57.1	56.7	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Naeem Khan LTD	Apparel Manufacturing	Term Loan	Prime plus 2.75%	9/30/2025	99.1	99.1	98.3	0.03%
^Accent Homes Services LLC dba Benjamin Franklin Plumbing of Kansas City	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/30/2028	57.0	57.0	59.8	0.02%
^R.H. Hummer Jr., Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	9/30/2025	308.3	308.3	318.0	0.11%
^Barub Realty LLC and Barub LLC dba Woodlawn Cabinets	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	9/30/2040	136.2	136.2	151.9	0.05%
^Binky's Vapes LLC	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/30/2025	17.8	17.8	17.7	0.01%
^Greensward of Marco Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/28/2040	83.3	83.3	91.9	0.03%
^RIM Investments LLC and RIM Architects LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/28/2040	380.1	380.1	418.5	0.15%
^The Grasso Companies LLC and Grasso Pavement Maintenance LLC	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/28/2025	406.8	406.8	423.2	0.15%
^Sandlot Ventures LLC and Sandbox Ventures LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/25/2040	422.1	422.1	462.9	0.16%
^Yachting Solutions LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/25/2040	916.8	916.8	1,004.9	0.36%
^Prestigious LifeCare for Seniors LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/25/2025	7.8	7.8	7.9	—%
^Daniel W. Stark dba Mountain Valley Lodge and RV Park	Accommodation	Term Loan	Prime plus 2.75%	9/25/2040	12.9	12.9	14.3	0.01%
^Hagerstown Muffler, Inc. and JMS Muffler, Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/24/2040	312.5	312.5	348.5	0.12%
^St Lawrence Hotel Corp and Oheka Catering Inc dba Quality Inn	Accommodation	Term Loan	Prime plus 2.75%	9/24/2040	595.3	595.3	658.0	0.23%
^Rutledge Enterprises Inc dba BLC Property Management	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/23/2040	59.0	59.0	65.3	0.02%
^Finish Strong Inc dba FASTSIGNS St Peters	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	9/23/2025	39.6	39.6	39.3	0.01%
^J3K LLC dba Ronan True Value Hardware	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/23/2025	120.9	120.9	120.0	0.04%
^Nova Solutions Inc	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	9/22/2040	304.8	304.8	337.0	0.12%
^Pine Belt Wood Products LLC	Forestry and Logging	Term Loan	Prime plus 2.75%	9/22/2040	156.0	156.0	168.7	0.06%
^Sound Manufacturing Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/21/2025	39.6	39.6	40.0	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^IIoka Inc dba New Cloud Networks	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/21/2025	529.7	529.7	525.8	0.19%
^Vanderhoof LLC dba Soxfords	Apparel Manufacturing	Term Loan	Prime plus 2.75%	9/18/2025	12.6	12.6	12.5	—%
^MiJoy Inc dba Imo's Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/18/2025	6.5	6.5	6.5	—%
^Naeem Khan LTD	Apparel Manufacturing	Term Loan	Prime plus 2.75%	9/17/2025	99.1	99.1	98.4	0.03%
^Import Car Connection Inc dba Car Connection	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/16/2040	388.2	388.2	431.9	0.15%
^FirstVitals Health and Wellness Inc	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/15/2025	118.9	118.9	118.0	0.04%
^Almost Home Daycare LLC	Social Assistance	Term Loan	Prime plus 2.75%	9/11/2025	53.7	53.7	55.8	0.02%
^Veliu LLC dba FASTSIGNS #15901	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	9/10/2025	40.2	40.2	40.2	0.01%
^Gardner's Wharf Holdings LLC and Gardner's Wharf Seafood Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	9/8/2040	133.4	133.4	148.7	0.05%
^Empower Autism Academy	Social Assistance	Term Loan	Prime plus 2.75%	9/4/2040	652.5	652.5	727.8	0.26%
^AIG Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/4/2040	346.5	346.5	378.5	0.13%
^Higher Grounds Community Coffeehouse, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/2/2025	6.5	6.5	6.6	—%
^Delray Scrap Recycling LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	8/31/2025	17.5	17.5	17.3	0.01%
^The Camera House Inc	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	8/31/2025	983.4	983.4	1,001.4	0.35%
^LAN Doctors Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/28/2025	63.8	63.8	64.8	0.02%
^Elite Institute LLC dba Huntington Learning Center	Educational Services	Term Loan	Prime plus 2.75%	8/28/2025	11.9	11.9	11.8	—%
^J and K Fitness L.L.C. dba Physiques Womens Fitness Center	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2041	90.3	90.3	100.3	0.04%
^God Be Glorified Inc dba GBG Inc	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	8/20/2025	41.6	41.6	41.3	0.01%
^3000 CSI Property LLC and Consulting Solutions Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/20/2040	130.7	130.7	145.4	0.05%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^GDP Gourmet LLC dba Joe and John's Pizza Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/19/2040	137.9	137.9	152.1	0.05%
^Gold Jet Corp.	Couriers and Messengers	Term Loan	Prime plus 2.75%	8/14/2025	56.5	56.5	57.4	0.02%
^SKJ Inc dba Subway	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/13/2025	66.5	66.5	66.3	0.02%
^LP Industries Inc dba Childforms	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	7/29/2025	97.4	97.4	99.9	0.04%
^Pauley Tree and Lawn Care Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/28/2025	51.2	51.2	51.8	0.02%
^Beale Street Blues Company-West Palm Beach LLC dba Lafayette's	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	7/24/2025	51.6	51.6	51.8	0.02%
^Smart Artists Inc.	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	7/23/2025	17.5	17.5	17.4	0.01%
^Free Ion Advisors LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/21/2025	50.0	50.0	49.6	0.02%
^Murrayville Donuts, Inc dba Dunkin' Donuts	Food and Beverage Stores	Term Loan	Prime plus 2.75%	7/15/2040	331.1	331.1	363.3	0.13%
^Union 2 LLC dba The Standard	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/10/2025	76.8	76.8	78.2	0.03%
^Thrifty Market, Inc. dba Thrifty Foods	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/30/2030	229.0	229.0	236.6	0.08%
^Danny V, LLC dba Hugo's Taproom	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2040	40.8	40.8	44.6	0.02%
^Anglin Cultured Stone Products LLC dba Anglin Construction	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/30/2025	217.2	217.2	218.5	0.08%
^Jonathan E Nichols and Nichols Fire and Security LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/30/2025	57.8	57.8	59.5	0.02%
^BJ's Tavern LLC and BJ's Cabana Bar Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2040	201.3	201.3	222.4	0.08%
^Myclean Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/29/2025	12.3	12.3	12.1	—%
^Summit Beverage Group LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	8/29/2030	255.2	255.2	265.6	0.09%
^Advanced Skincare Medcenter Inc dba Advanced Skincare Surgery	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/29/2025	260.2	260.2	259.4	0.09%
^CEM Autobody LLC dba Dawn's Autobody	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/26/2040	128.5	128.5	141.2	0.05%
^Jihan Inc dba ARCO AM/PM and Diana Inc dba Diana's Recycling	Gasoline Stations	Term Loan	Prime plus 2.75%	6/26/2040	360.0	360.0	396.8	0.14%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^SofRep, Inc dba Force 12 Media	Other Information Services	Term Loan	Prime plus 2.75%	6/26/2025	51.1	51.1	50.6	0.02%
^TJU-DGT Inc dba The Lorenz Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/26/2029	17.7	17.7	18.8	0.01%
^E & G Enterprises LLC dba Comfort Keepers	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/26/2025	17.3	17.3	17.2	0.01%
^Ohs Auto Body, Inc. dba Ohs Body Shop	Repair and Maintenance	Term Loan	7.59%	6/25/2040	1,156.5	1,156.5	1,269.8	0.45%
^Wolf Enviro Interests, LLC and Enviromax Services Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/25/2040	233.5	233.5	253.6	0.09%
^Evinger PA One, Inc. dba Postal Annex, Falcon	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/24/2025	17.3	17.3	17.5	0.01%
^Richards Plumbing and Heating Co., Inc. dba Richards Mechanical	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/23/2040	522.7	522.7	582.6	0.21%
^RJI Services, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/23/2025	17.2	17.2	17.0	0.01%
^Real Help LLC dba Real Help Decorative Concrete	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/22/2025	41.0	41.0	42.5	0.02%
^PM Cassidy Enterprises, Inc. dba Junk King	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/19/2025	11.5	11.5	11.4	—%
^KRN Logistics, LLC and Newsome Trucking, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	6/19/2025	431.9	431.9	438.3	0.16%
^Inverted Healthcare Staffing of Florida LLC dba Interim Healthcare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/18/2025	47.2	47.2	46.8	0.02%
^Flooring Liquidators Inc and Flooring Liquidators of Mt Kisco LLC	Specialty Trade Contractors	Term Loan	6.75%	6/17/2025	344.8	344.8	358.1	0.13%
^AM PM Properties, LLC and AM PM Willington, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/17/2040	82.2	82.2	91.4	0.03%
^Nelson Sargsyan dba HDA Trucking	Support Activities for Transportation	Term Loan	Prime plus 2.75%	6/16/2025	100.8	100.8	99.9	0.04%
^Mirage Plastering Inc and Mpire LLC and Mpire II LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/12/2040	131.5	131.5	141.3	0.05%
^Bizzare Foods Inc dba Trooper Foods	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/12/2025	88.5	88.5	87.7	0.03%
^Anturio Marketing Inc dba Logic Consulting	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/12/2040	275.3	275.3	306.8	0.11%
^Eldredge Tavern LLC dba Gonyea's Tavern	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/8/2040	53.3	53.3	59.4	0.02%
^Nicor LLC dba Fibrenew Sacramento	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/5/2022	8.8	8.8	8.6	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Chitalian Fratelli LLC dba Francesca Brick Oven Pizza and Pasta	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/5/2025	12.1	12.1	12.0	—%
^ViAr Visual Communications, Inc. dba Fastsigns 281701	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/5/2025	47.8	47.8	47.7	0.02%
^Video Vault & Tanning LLC and Mosaic Salon LLC	Rental and Leasing Services	Term Loan	Prime plus 2.75%	6/4/2040	86.0	86.0	95.9	0.03%
^Medworxs LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/3/2025	96.4	96.4	95.8	0.03%
^XCESSIVE THROTTLE, INC dba Jake's Roadhouse	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2025	6.3	6.3	6.2	—%
^Villela CPA PL	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/27/2025	6.9	6.9	6.9	—%
^Douglas Posey and Sally Watkinson dba Audrey's Farmhouse	Accommodation	Term Loan	Prime plus 2.75%	5/20/2040	164.7	164.7	182.5	0.06%
^Capstone Pediatrics PLLC and Capstone Healthcare Consulting LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/15/2025	556.4	556.4	555.9	0.20%
^15 McArdle LLC and No Other Impressions Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/15/2040	243.2	243.2	265.6	0.09%
^Guard Dogs MFS LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/8/2025	49.7	49.7	49.4	0.02%
^George S Cochran DDS Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/7/2025	99.3	99.3	98.5	0.03%
^South Park Properties LLC and Midlothian Hardware LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/6/2040	47.1	47.1	52.4	0.02%
^Matthew Taylor and Landon Farm LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/4/2040	95.3	95.3	102.8	0.04%
^Cares Inc dba Dumpling Grounds Day Care Center	Social Assistance	Term Loan	Prime plus 2.75%	5/1/2040	76.6	76.6	85.4	0.03%
^Orchid Enterprises Inc dba Assisting Hands of Sussex County	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/24/2025	11.3	11.3	11.3	—%
^Ragazza Restaurant Group, Inc. dba Bambolina	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/21/2025	15.1	15.1	15.2	0.01%
^Diamond Solutions LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	4/21/2025	15.8	15.8	15.7	0.01%
^Giacchino Maritime Consultants Inc	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/17/2025	17.0	17.0	16.9	0.01%
^Sound Coaching Inc	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	4/14/2025	33.6	33.6	33.3	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Faramarz Nikourazm dba Car Clinic Center	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/3/2040	69.4	69.4	76.5	0.03%
^Advance Case Parts RE Holdings LLC and Advance Case Parts Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/31/2040	707.0	707.0	769.5	0.27%
^HAVANA CENTRAL NJ1, LLC dba Havana Central	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/31/2025	213.1	213.1	221.0	0.08%
^Mid-South Lumber Co. of Northwest Florida, Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/31/2040	404.0	404.0	438.9	0.16%
^Copper Beech Financial Group LLC	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	3/30/2025	93.6	93.6	95.1	0.03%
^Delta Aggregate LLC	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	3/30/2025	75.6	75.6	78.4	0.03%
^Sunset Marine Resort LLC and GoXpeditions LLC and Lavon Gomes	Accommodation	Term Loan	Prime plus 2.75%	3/27/2040	284.3	284.3	316.6	0.11%
^Shellhorn and Hill Inc dba Total Fleet Service	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/27/2040	976.3	976.3	1,060.8	0.38%
^Foresite Realty Partners LLC and Foresite Real Estate Holdings LLC	Real Estate	Term Loan	Prime plus 2.75%	3/27/2025	927.2	927.2	917.6	0.33%
^Shorr Enterprises Inc dba New Design Furniture Manufacturers	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	3/27/2025	79.8	79.8	81.5	0.03%
^Joyce Outdoor Advertising NJ LLC and Joyce Outdoor Advertising LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/26/2040	50.9	50.9	56.5	0.02%
^Zero-In Media Inc	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	3/25/2025	16.8	16.8	16.7	0.01%
^Loriet LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/24/2025	9.0	9.0	8.9	—%
^Shelton Incorporated dba Mrs. Winners	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/20/2040	106.0	106.0	118.0	0.04%
^Jaymie Hazard dba Indigo Hair Studio and Day Spa	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/20/2040	40.3	40.3	44.3	0.02%
^R & R Security and Investigations Inc dba Pardners Lake Buchanan	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/19/2040	80.5	80.5	89.6	0.03%
^MMS Realty, LLC and Molecular MS Diagnostics LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/18/2040	151.4	151.4	166.1	0.06%
^Royal Crest Motors LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/16/2040	85.9	85.9	94.7	0.03%
^BND Sebastian Limited Liability Company and Sebastian Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/16/2040	162.5	162.5	179.9	0.06%
^Douglas Printy Motorsports, Inc. dba Blackburn Trike	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/9/2040	180.5	180.5	197.9	0.07%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Luigi's on Main LLC and Luigi's Main Street Pizza Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/4/2025	8.4	8.4	8.7	—%
^Baystate Firearms and Training, LLC	Educational Services	Term Loan	Prime plus 2.75%	2/27/2025	46.9	46.9	46.5	0.02%
^Kingseal LLC dba Desoto Health and Rehab Center	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	2/26/2040	1,192.7	1,192.7	1,327.9	0.47%
^Pace Motor Lines, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	2/26/2025	48.9	48.9	50.7	0.02%
^Nelson Financial Services LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/24/2025	9.2	9.2	9.1	—%
^Kiddie Steps 4 You Inc.	Social Assistance	Term Loan	Prime plus 2.75%	2/19/2040	58.4	58.4	64.0	0.02%
^Triangle Trash LLC dba Bin There Dump That	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	2/18/2025	55.1	55.1	55.8	0.02%
^Silva Realty Holdings, LLC and MF-Silva Enterprises, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/11/2040	161.6	161.6	176.9	0.06%
^740 Barry Street Realty LLC and Wild Edibles Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	2/10/2040	464.0	464.0	516.7	0.18%
^Kostekos Inc dba New York Style Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/6/2040	62.4	62.4	68.7	0.02%
^DuCharme Realty LLC and DuCharme Enterprises LLC	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	2/2/2040	211.7	211.7	231.1	0.08%
^Dean 1021 LLC dba Pure Pita	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/29/2025	61.5	61.5	61.3	0.02%
^Limameno LLC dba Sal's Italian Ristorante	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/23/2025	61.1	61.1	61.1	0.02%
^Palmabak Inc dba Mami Nora's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/22/2025	10.4	10.4	10.8	—%
^Jung Design Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/20/2022	4.9	4.9	4.7	—%
^Grand Blanc Lanes, Inc. and H, H and H, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/31/2039	124.8	124.8	140.1	0.05%
^Evans and Paul LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/30/2024	168.9	168.9	175.6	0.06%
^First Prevention and Dialysis Center, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/30/2024	213.2	213.2	221.1	0.08%
^Bowlerama Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/24/2039	1,128.3	1,128.3	1,268.3	0.45%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^The Lodin Group LLC and Lodin Health Imaging Inc dba Highlands Breast	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/23/2039	496.8	496.8	552.4	0.20%
^Thermoplastic Services Inc and Paragon Plastic Sheet, Inc	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	12/23/2039	468.5	468.5	526.6	0.19%
^Beale Street Blues Company-West Palm Beach, LLC dba Lafayette Music Hall	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/22/2024	136.2	136.2	140.0	0.05%
^MM and M Management Inc dba Pizza Artista	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/19/2025	34.8	34.8	35.7	0.01%
^B.S. Ventures LLC dba Dink's Market	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/19/2039	50.4	50.4	56.6	0.02%
^The Jewelers Inc. dba The Jewelers of Las Vegas	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	12/19/2024	907.7	907.7	926.9	0.33%
^Will Zac Management LLC dba Papa John's	Food Services and Drinking Places	Term Loan	6.25%	12/19/2024	123.4	123.4	128.6	0.05%
^B & W Towing, LLC and Boychucks Fuel LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/17/2039	154.2	154.2	172.0	0.06%
^All American Games, LLC and Sportslink - The Game, LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/10/2024	290.5	290.5	298.8	0.11%
^Kemmer LLC and Apples Tree Top Liquors LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/4/2039	130.0	130.0	144.8	0.05%
^The Red Pill Management, Inc. dba UFC Gym Matthews	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	11/26/2024	39.7	39.7	40.7	0.01%
^Teamnewman Enterprises LLC dba Newmans at 988 and John H. Newman	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/25/2039	111.4	111.4	124.8	0.04%
^DeRidder Chiropractic LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/25/2024	9.5	9.5	9.9	—%
^Modern Manhattan LLC	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	11/25/2024	158.1	158.1	161.6	0.06%
^Legacy Estate Planning Inc dba American Casket Enterprises	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/21/2024	30.2	30.2	30.8	0.01%
^J&D Resources, LLC dba Aqua Science	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/21/2024	545.8	545.8	558.2	0.20%
^DC Real LLC and DC Enterprises LTD dba Lakeview True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/20/2039	112.2	112.2	125.8	0.04%
^MLM Enterprises LLC and Demand Printing Solutions Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/18/2024	50.9	50.9	52.7	0.02%
^Joey O's LLC and Jennifer Olszewski	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/7/2024	0.7	0.7	0.7	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Heartland American Properties LLC and Skaggs RV Outlet LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/31/2039	447.1	447.1	501.0	0.18%
^Golden Transaction Corporation dba Bleh Sunoco	Gasoline Stations	Term Loan	Prime plus 2.75%	10/30/2039	146.2	146.2	164.1	0.06%
^Seelan Inc dba Candleridge Market	Gasoline Stations	Term Loan	Prime plus 2.75%	10/27/2039	84.5	84.5	94.3	0.03%
^Navdeep B Martins and Busy Bubbles LLC dba Wishy Washy	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/24/2039	83.2	83.2	92.6	0.03%
^One Hour Jewelry Repair Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/14/2024	14.6	14.6	14.9	0.01%
^DNT Storage and Properties LLC	Real Estate	Term Loan	Prime plus 2.75%	10/10/2039	95.0	95.0	106.6	0.04%
^Sound Manufacturing Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/10/2024	133.1	133.1	136.7	0.05%
^Return to Excellence, Inc. dba The Waynesville Inn Golf & Spa	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/10/2039	1,181.1	1,181.1	1,327.6	0.47%
^Smith Spinal Care Center P.C. and James C. Smith	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/8/2039	56.0	56.0	62.7	0.02%
^Doctors Express Management of Central Texas LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/8/2024	66.1	66.1	68.7	0.02%
^Michael Rey Jr. and Lynn J. Williams and GIG Petcare dba Hickory	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/3/2039	115.5	115.5	129.6	0.05%
^Sumad LLC dba BrightStar Care of Encinitas	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/2/2024	37.8	37.8	39.4	0.01%
^Roccos LLC and Sullo Pantalone Inc dba Rocco's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2039	238.3	238.3	265.5	0.09%
^Gordon E Rogers dba Stonehouse Motor Inn	Accommodation	Term Loan	Prime plus 2.75%	9/26/2039	53.6	53.6	60.2	0.02%
^Auto Shine Carwash Inc and AKM R. Hossain and Jessica F. Masud	Gasoline Stations	Term Loan	Prime plus 2.75%	9/26/2024	15.8	15.8	16.2	0.01%
^North Columbia LLC and Loop Liquor and Convenience Store LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/24/2039	148.4	148.4	166.2	0.06%
^6 Price Avenue, LLC and Pauley Tree & Lawn Care, Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/24/2039	432.6	432.6	479.7	0.17%
^Andrene's LLC dba Andrene's Caribbean Soul Food Carry Out	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/23/2024	20.7	20.7	21.1	0.01%
^Ryan Crick and Pamela J. Crick and Crick Enterprises Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2039	135.6	135.6	152.2	0.05%
^Modern Leather Goods Repair Shop Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2024	40.8	40.8	41.6	0.01%
^Animal Intrusion Prevention Systems Holding Company, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/15/2024	195.1	195.1	200.5	0.07%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Tavern Properties LLC and Wildwood Tavern LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/15/2039	398.5	398.5	446.1	0.16%
^Indy East Smiles Youth Dentistry LLC dba Prime Smile East	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/11/2024	443.3	443.3	451.7	0.16%
^B&P Diners LLC dba Engine House Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/10/2024	56.3	56.3	57.3	0.02%
^Feel The World Inc dba Xero Shoes and Invisible Shoes	Leather and Allied Product Manufacturing	Term Loan	Prime plus 2.75%	9/5/2024	36.5	36.5	37.3	0.01%
^Delta Aggregate LLC	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	8/28/2039	859.0	859.0	964.6	0.34%
^Lamjam LLC Goldsmith Lambros Inc	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	8/27/2024	96.1	96.1	99.9	0.04%
^Orange County Cleaning Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/27/2024	15.8	15.8	16.1	0.01%
^Qycell Corporation	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	8/26/2024	84.0	84.0	86.6	0.03%
^Atlas Auto Body Inc dba Atlas Auto Sales	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/22/2039	47.9	47.9	53.5	0.02%
^Katie Senior Care LLC dba Home Instead Senior Care	Social Assistance	Term Loan	Prime plus 2.75%	8/15/2024	86.4	86.4	88.0	0.03%
^Alpha Preparatory Academy LLC	Social Assistance	Term Loan	Prime plus 2.75%	8/15/2039	135.6	135.6	152.3	0.05%
^Hamer Road Auto Salvage, LLC and Scott T. Cook and Nikki J. Cook	Motor Vehicle and Parts Dealers	Term Loan	6%	8/8/2039	176.4	176.4	198.0	0.07%
^Almost Home Property LLC and Almost Home Daycare LLC	Social Assistance	Term Loan	Prime plus 2.75%	8/7/2039	677.8	677.8	760.1	0.27%
^AGV Enterprises LLC dba Jet's Pizza #42	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2024	37.7	37.7	38.5	0.01%
^iFood, Inc. dba Steak N Shake	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2024	271.1	271.1	279.2	0.10%
^575 Columbus Avenue Holding Company, LLC and LA-ZE LLC dba EST EST EST	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/30/2039	19.9	19.9	22.3	0.01%
^Honeyspot Investors LLP and Pace Motor Lines Inc	Truck Transportation	Term Loan	Prime plus 2.75%	7/24/2039	139.2	139.2	156.3	0.06%
^Miss Cranston Diner II, LLC and Miss Cranston II Realty LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/17/2039	94.8	94.8	106.1	0.04%
^Lisle Lincoln II Limited Partnership dba Lisle Lanes LP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/30/2024	67.9	67.9	70.5	0.02%
^AMG Holding, LLC and Stetson Automotive, Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/30/2039	193.0	193.0	216.6	0.08%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^iFood, Inc. dba Steak N Shake	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2039	584.9	584.9	648.6	0.23%
^Honeyspot Investors LLP and Pace Motor Lines Inc	Truck Transportation	Term Loan	Prime plus 2.75%	6/30/2039	811.9	811.9	910.8	0.32%
^JPM Investments LLC and Carolina Family Foot Care P.A.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/26/2039	132.6	132.6	148.3	0.05%
^Nikobella Properties LLC and JPO Inc dba Village Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/25/2039	444.1	444.1	496.5	0.18%
^Big Sky Plaza LLC and Strickland, Incorporated dba Livingston True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/20/2039	216.2	216.2	241.6	0.09%
^510 ROK Realty LLC dba ROK Health and Fitness and Robert N. D'urso	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/19/2024	249.1	249.1	258.7	0.09%
^Nirvi Enterprises LLC dba Howard Johnson / Knights Inn	Accommodation	Term Loan	Prime plus 2.75%	6/17/2039	852.3	852.3	956.2	0.34%
^Global Educational Delivery Services LLC	Educational Services	Term Loan	Prime plus 2.75%	6/16/2024	41.3	41.3	42.9	0.02%
^Sico & Walsh Insurance Agency Inc and The AMS Trust	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	6/6/2039	87.3	87.3	98.0	0.03%
^Sujata Inc dba Stop N Save Food Mart and Dhruvesh Patel	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/3/2024	15.3	15.3	15.7	0.01%
^Long Island Barber Institute Inc	Educational Services	Term Loan	Prime plus 2.75%	6/2/2039	51.5	51.5	57.4	0.02%
^CJR LLC and PowerWash Plus, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/30/2024	35.6	35.6	36.9	0.01%
^Pocono Coated Products, LLC	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/30/2024	15.1	15.1	15.7	0.01%
^Wilton Dental Care P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/29/2024	87.9	87.9	89.5	0.03%
^EGM Food Services Inc dba Gold Star Chili	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2024	12.9	12.9	13.2	—%
^Jonesboro Health Food Center LLC	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	5/27/2024	40.3	40.3	41.0	0.01%
^Hae M. and Jin S. Park dba Buford Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/15/2039	153.2	153.2	170.7	0.06%
^The River Beas LLC and Punam Singh	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/8/2039	83.6	83.6	93.5	0.03%
^AS Boyals LLC dba Towne Liquors	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/29/2039	100.4	100.4	112.7	0.04%
^Gerami Realty, LC Sherrill Universal City Corral, LP	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/23/2027	60.5	60.5	64.0	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Complete Body & Paint, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/23/2039	19.2	19.2	21.5	0.01%
^Island Wide Realty LLC and Long Island Partners, Inc. dba Realty Execu	Real Estate	Term Loan	Prime plus 2.75%	4/22/2039	95.8	95.8	107.5	0.04%
^Wilshire Media Systems Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/17/2024	123.7	123.7	126.3	0.04%
^1899 Tavern & Tap LLC and Ale House Tavern & Tap LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/9/2039	125.9	125.9	141.0	0.05%
^Dantanna's Tavern LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2024	110.6	110.6	113.4	0.04%
^Little People's Village II LLC and Iliopoulos Realty LLC	Social Assistance	Term Loan	Prime plus 2.75%	3/31/2039	85.3	85.3	94.8	0.03%
^Hodges Properties LLC and Echelon Enterprises Inc dba Treads Bicycle	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	3/31/2039	413.4	413.4	462.2	0.16%
^Little People's Village II LLC and Iliopoulos Realty LLC	Social Assistance	Term Loan	Prime plus 2.75%	3/31/2039	94.1	94.1	104.6	0.04%
^Eagle Aggregate Transportation, LLC and Eagle Pneumatic Transport LLC	Truck Transportation	Term Loan	Prime plus 2.75%	3/31/2024	463.1	463.1	478.7	0.17%
^Kemmer, LLC and Pitts Package Store, Inc.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/31/2039	108.5	108.5	120.0	0.04%
^Lake Area Autosound LLC and Ryan H. Whittington	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	7/28/2039	116.9	116.9	130.5	0.05%
^Knowledge First Inc dba Magic Years of Learning and Kimberly Knox	Social Assistance	Term Loan	Prime plus 2.75%	3/21/2039	135.1	135.1	150.4	0.05%
^Cormac Enterprises and Wyoming Valley Beverage Incorporated	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/20/2039	102.1	102.1	114.4	0.04%
^636 South Center Holdings, LLC and New Mansfield Brass and Aluminum Co	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	3/20/2039	72.6	72.6	81.3	0.03%
^Kinisi, Inc. dba The River North UPS Store	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/18/2024	16.9	16.9	17.5	0.01%
^Tortilla King Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	3/14/2039	60.0	60.0	67.3	0.02%
^Tortilla King, Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	3/14/2029	850.1	850.1	900.8	0.32%
^Bowl Mor, LLC dba Bowl Mor Lanes / Spare Lounge, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/13/2039	205.8	205.8	230.6	0.08%
^R & R Boyal LLC dba Cap N Cat Clam Bar and Little Ease Tavern	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/28/2039	383.8	383.8	427.9	0.15%
^Summit Beverage Group LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	2/28/2024	227.6	227.6	234.7	0.08%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Faith Memorial Chapel LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2039	197.1	197.1	219.4	0.08%
^952 Boston Post Road Realty, LLC and HNA LLC dba Styles International	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2039	193.9	193.9	215.9	0.08%
^Choe Trade Group Inc dba Rapid Printers of Monterey	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	2/28/2024	103.4	103.4	107.2	0.04%
^96 Mill Street LLC, Central Pizza LLC and Jason Bikakis George Bikaki	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/12/2039	130.2	130.2	145.9	0.05%
^JWB Industries, Inc. dba Carteret Die Casting	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	2/11/2024	181.7	181.7	185.5	0.07%
^Awesome Pets II Inc dba Mellisa's Pet Depot	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	2/7/2024	54.6	54.6	55.9	0.02%
^986 Dixwell Avenue Holding Company, LLC and Mughali Foods, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/7/2039	91.5	91.5	102.2	0.04%
^Sarah Sibadan dba Sibadan Agency	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	1/27/2039	118.6	118.6	132.8	0.05%
^Icore Enterprises Inc dba Air Flow Filters Inc	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	1/15/2024	13.9	13.9	14.5	0.01%
^Nutmeg North Associates LLC Steeltech Building Products Inc	Construction of Buildings	Term Loan	Prime plus 2.75%	12/31/2038	840.1	840.1	946.9	0.34%
^KK International Trading Corporation	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/23/2028	151.0	151.0	162.0	0.06%
^Mosley Auto Group LLC dba America's Automotive	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/20/2038	202.7	202.7	228.9	0.08%
^Kurtis Sniezek dba Wolfe's Foreign Auto	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/20/2038	81.3	81.3	91.9	0.03%
^PLES Investements, LLC and John Redder, Pappy Sand & Gravel, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/19/2038	508.1	508.1	573.0	0.20%
^TAK Properties LLC and Kinderland Inc	Social Assistance	Term Loan	Prime plus 2.75%	12/18/2038	371.1	371.1	418.6	0.15%
^TOL LLC dba Wild Birds Unlimited	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	12/13/2023	11.8	11.8	12.2	—%
^920 CHR Realty LLC V. Garofalo Carting Inc	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	12/10/2038	382.6	382.6	432.4	0.15%
^DKB Transport Corp	Truck Transportation	Term Loan	Prime plus 2.75%	12/5/2038	127.0	127.0	143.5	0.05%
^Firm Foundations Inc David S Gaitan Jr and Christopher K Daigle	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/3/2038	95.4	95.4	107.3	0.04%
^Spectrum Development LLC and Solvit Inc & Solvit North, Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/2/2023	254.3	254.3	263.6	0.09%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^BVIP Limousine Service LTD	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	11/27/2038	69.9	69.9	78.9	0.03%
^Eco-Green Reprocessing LLC and Denali Medical Concepts, LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	11/27/2023	42.0	42.0	43.4	0.02%
^Wallace Holdings LLC, GFA International Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.5%	11/25/2023	77.7	77.7	79.8	0.03%
^AcuCall LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/21/2023	9.7	9.7	10.0	—%
^Kids in Motion of Springfield LLC dba The Little Gym of Springfield IL	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/18/2023	28.6	28.6	29.5	0.01%
^Yousef Khatib dba Y&M Enterprises	Wholesale Electronic Markets and Agents and Brokers	Term Loan	Prime plus 2.75%	11/15/2023	46.9	46.9	48.4	0.02%
^Howell Gun Works LLC	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	11/14/2023	2.9	2.9	3.0	—%
^Polpo Realty, LLC, Polpo Restaurant, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/6/2038	56.8	56.8	64.2	0.02%
^Twinsburg Hospitality Group LLC dba Comfort Suites	Accommodation	Term Loan	Prime plus 2.75%	10/31/2038	862.9	862.9	972.9	0.34%
^Mid-Land Sheet Metal Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/31/2038	125.5	125.5	141.7	0.05%
^Master CNC Inc & Master Properties LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2038	543.7	543.7	612.3	0.22%
^Janice B. McShan and The Metropolitan Day School, LLC	Social Assistance	Term Loan	Prime plus 2.75%	10/31/2023	27.1	27.1	28.1	0.01%
^1 North Restaurant Corp dba 1 North Steakhouse	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/31/2038	193.9	193.9	219.0	0.08%
^New Image Building Services Inc. dba New Image Repair Services	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/29/2023	199.7	199.7	206.7	0.07%
^Greenbrier Technical Services, Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/24/2023	127.2	127.2	132.2	0.05%
^Clairvoyant Realty Corp. and Napoli Marble & Granite Design, Ltd	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/24/2038	135.7	135.7	153.4	0.05%
^Kelly Auto Care LLC dba Shoreline Quick Lube and Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/18/2023	54.0	54.0	55.9	0.02%
^First Steps Real Estate Company, LLC and First Steps Preschool	Social Assistance	Term Loan	Prime plus 2.75%	9/30/2038	88.7	88.7	99.8	0.04%
^Lenoir Business Partners LLC, LP Industries, Inc dba Childforms	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	268.5	268.5	302.8	0.11%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^LP Industries, Inc dba Childforms	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	109.4	109.4	123.5	0.04%
^Discount Wheel and Tire of Broken Bow Inc	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/30/2038	203.3	203.3	229.1	0.08%
^Cencon Properties LLC and Central Connecticut Warehousing Company, Inc	Warehousing and Storage	Term Loan	Prime plus 2.75%	9/30/2038	313.6	313.6	354.0	0.13%
^Mitchellville Family Dentistry, Dr. Octavia Simkins-Wiseman DDS PC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/27/2038	304.5	304.5	343.2	0.12%
^Gabrielle Realty, LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	9/27/2038	688.5	688.5	775.5	0.27%
^Eastside Soccer Dome, Inc .	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2038	421.4	421.4	475.7	0.17%
^Anthony C Dinoto and Susan S P Dinoto and Anthony C Dinoto Funeral Home	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/26/2038	90.9	90.9	102.6	0.04%
^Southeast Chicago Soccer, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2038	46.5	46.5	52.5	0.02%
^Diamond Memorials Incorporated	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/25/2023	7.2	7.2	7.4	—%
^Kiddie Steps 4 You Inc.	Social Assistance	Term Loan	Prime plus 2.75%	9/25/2038	82.4	82.4	92.8	0.03%
^Serious-Fun in Alpharetta, LLC dba The Little Gym of Alpharetta	Educational Services	Term Loan	Prime plus 2.75%	9/20/2023	28.3	28.3	29.2	0.01%
^Faith Memorial Chapel LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/20/2038	244.2	244.2	275.3	0.10%
^Westville Seafood LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/19/2038	102.1	102.1	115.0	0.04%
^Maynard Enterprises Inc dba Fastsigns of Texarkana	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/18/2023	9.9	9.9	10.2	—%
^Grafio Inc dba Omega Learning Center-Acworth	Educational Services	Term Loan	Prime plus 2.75%	9/13/2023	101.0	101.0	104.3	0.04%
^Sound Manufacturing Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/12/2028	42.8	42.8	45.7	0.02%
^The Berlerro Group, LLC dba Sky Zone	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/12/2023	264.6	264.6	273.1	0.10%
^Prospect Kids Academy Inc	Educational Services	Term Loan	Prime plus 2.75%	9/11/2038	112.9	112.9	127.3	0.05%
^Alma J. and William R. Walton and Almas Child Day Care Center, Inc	Social Assistance	Term Loan	Prime plus 2.75%	9/11/2038	35.9	35.9	40.5	0.01%
^B for Brunette dba Blo	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/10/2023	32.9	32.9	33.9	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Schmaltz Holdings, LLC and Schmaltz Operations, LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/4/2038	202.5	202.5	228.1	0.08%
^Excel RP Inc	Machinery Manufacturing	Term Loan	Prime plus 2.75%	8/30/2023	78.3	78.3	81.3	0.03%
^IlOKA Inc dba Microtech Tel and NewCloud Networks	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/30/2023	413.1	413.1	427.1	0.15%
^ACI Northwest Inc.	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	8/30/2023	327.3	327.3	339.7	0.12%
^Gulfport Academy Child Care and Learning Center, Inc. and Jennifer Sis	Social Assistance	Term Loan	Prime plus 2.75%	8/30/2023	26.0	26.0	27.0	0.01%
^Ramard Inc and Advanced Health Sciences Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/28/2023	112.7	112.7	116.1	0.04%
^RM Hawkins LLC dba Pure Water Tech West and Robert M Hawkins	Nonstore Retailers	Term Loan	Prime plus 2.75%	8/26/2023	48.6	48.6	50.4	0.02%
^JSIL LLC dba Blackstones Hairdressing	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/16/2023	11.6	11.6	12.0	—%
^Island Nautical Enterprises, Inc. and Ingwall Holdings, LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	8/14/2038	314.5	314.5	354.0	0.13%
^Caribbean Concepts, Inc. dba Quick Bleach	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/12/2023	13.5	13.5	14.0	—%
^Daniel W and Erin H Gordon and Silver Lining Stables CT, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/24/2023	7.0	7.0	7.3	—%
^Angkor Restaurant Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/19/2038	84.3	84.3	95.1	0.03%
^Harbor Ventilation Inc and Estes Investment, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2038	2.1	2.1	2.4	—%
^Tri County Heating and Cooling Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2023	52.2	52.2	54.2	0.02%
^Morning Star Trucking LLC and Morning Star Equipment and Leasing LLC	Truck Transportation	Term Loan	Prime plus 2.75%	7/17/2023	31.9	31.9	32.8	0.01%
^Maxiflex LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/28/2023	26.4	26.4	27.4	0.01%
^GIA Realty LLC and VRAJ GIA LLC dba Lakeview Laundromat	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/28/2038	88.0	88.0	99.2	0.04%
^2161 Highway 6 Trail, LLC, R. H. Hummer JR., Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	6/19/2026	622.8	622.8	658.4	0.23%
^Blakeslee Arpaia Chapman, Inc. dba Blakeslee Industrial Services	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	6/18/2028	671.5	671.5	718.6	0.25%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^KDP LLC and KDP Investment Advisors, Inc and KDP Asset Management, Inc	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/14/2023	201.0	201.0	206.9	0.07%
^Elite Structures Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/12/2038	821.3	821.3	926.1	0.33%
^Willowbrook Properties LLC, Grove Gardens Landscaping Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/5/2038	168.2	168.2	189.5	0.07%
^Absolute Desire LLC and Mark H. Szierer, Sophisticated Smile	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/5/2038	170.5	170.5	191.6	0.07%
^RXSB, Inc dba Medicine Shoppe	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	5/30/2023	107.1	107.1	110.2	0.04%
^Gregory P Jellenek OD and Associates PC dba Gregory P Jellenek OD	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/28/2023	36.4	36.4	37.6	0.01%
^Ryan D. Thornton and Thornton & Associates LLC	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	5/24/2023	28.0	28.0	28.8	0.01%
^Peanut Butter & Co., Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	4/30/2023	56.5	56.5	58.1	0.02%
^PowerWash Plus, Inc. and CJR, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/30/2038	495.2	495.2	557.2	0.20%
^Kidrose, LLC dba Kidville Riverdale	Educational Services	Term Loan	Prime plus 2.75%	4/22/2023	45.3	45.3	46.7	0.02%
^1258 Hartford TPKE, LLC and Phelps and Sons, Inc	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/29/2038	111.8	111.8	125.6	0.04%
^MRM Supermarkets Inc dba Constantins Breads; Dallas Gourmet Breads	Food Manufacturing	Term Loan	Prime plus 2.75%	3/29/2038	302.0	302.0	338.9	0.12%
^A & M Commerce, Inc. dba Cranberry Sunoco	Gasoline Stations	Term Loan	Prime plus 2.75%	3/27/2038	296.2	296.2	333.3	0.12%
^Xela Pack, Inc. and Aliseo and Catherine Gentile	Paper Manufacturing	Term Loan	Prime plus 2.75%	3/27/2028	204.9	204.9	218.9	0.08%
^American Diagnostic Imaging, Inc. dba St. Joseph Imaging Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/25/2038	482.3	482.3	542.0	0.19%
^Michael A.and HeatherR. Welsch dba Art & FrameEtc.	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/22/2038	60.6	60.6	68.1	0.02%
^Truth Technologies Inc dba Truth Technologies Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/21/2023	45.1	45.1	46.4	0.02%
^M & H Pine Straw Inc and Harris L. Maloy	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/21/2023	197.4	197.4	203.8	0.07%
^Stellar Environmental LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/18/2023	31.5	31.5	32.6	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Sound Manufacturing, Inc. and Monster Power Equipment Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/15/2023	287.4	287.4	296.7	0.11%
^Golden Gate Lodging LLC	Accommodation	Term Loan	Prime plus 2.75%	3/12/2038	103.2	103.2	116.1	0.04%
^Bakhtar Group LLC dba Malmaison	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2023	57.7	57.7	59.2	0.02%
^River Club Golf Course Inc dba The River Club	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2038	432.8	432.8	486.6	0.17%
^Osceola River Mill, LLC, Ironman Machine, Inc.	Machinery Manufacturing	Term Loan	Prime plus 2.75%	2/20/2038	77.2	77.2	86.9	0.03%
^Java Warung, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/19/2038	45.7	45.7	51.5	0.02%
^Retain Loyalty LLC	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	2/15/2038	95.2	95.2	107.1	0.04%
^Knits R Us, Inc. dba NYC Sports / Mingle	Textile Mills	Term Loan	Prime plus 2.75%	2/11/2038	112.1	112.1	126.2	0.04%
^North Country Transport, LLC	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	2/6/2023	8.3	8.3	8.6	—%
^MJD Investments, LLC dba The Community Day School	Social Assistance	Term Loan	Prime plus 2.75%	1/31/2038	230.7	230.7	259.4	0.09%
^Sherill Universal City dba Golden Corral LP	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/28/2038	395.1	395.1	444.2	0.16%
^Macho LLC, Madelaine Chocolate Novelties Inc	Food Manufacturing	Term Loan	Prime plus 2.75%	12/31/2037	448.1	448.1	505.9	0.18%
^Elegant Fireplace Mantels, Inc. dba Elegant Fireplace Mantels	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/31/2022	52.1	52.1	53.7	0.02%
^Babie Bunnie Enterprises Inc dba Triangle Mothercare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/28/2027	31.1	31.1	33.1	0.01%
^John Duffy Fuel Co., Inc.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/28/2022	275.0	275.0	284.4	0.10%
^Polpo Realty LLC & Polpo Restaurant LLC dba Polpo Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/27/2037	461.3	461.3	520.8	0.18%
^Martin L Hopp, MD PHD A Medical Corp dba Tower ENT	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2022	35.3	35.3	36.4	0.01%
^Ezzo Properties, LLC and Great Lakes Cleaning, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/20/2027	288.2	288.2	307.5	0.11%
^Pioneer Window Holdings, Inc and Subsidiaries dba Pioneer Windows	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/20/2022	119.5	119.5	123.5	0.04%
^Cheryle A Baptiste and Cheryle Baptiste DDS PLLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/30/2037	256.1	256.1	289.0	0.10%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Daniel Gordon and Erin Gordon and Silver Lining Stables CT, LLC	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	11/28/2037	203.9	203.9	230.2	0.08%
^D&L Rescources, Inc. dba The UPS Store	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	11/27/2022	5.1	5.1	5.3	—%
^Richmond Hill Mini Market, LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/27/2037	164.8	164.8	186.0	0.07%
^DRV Enterprise, Inc. dba Cici's Pizza # 339	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/26/2022	31.8	31.8	32.9	0.01%
^U & A Food and Fuel, Inc. dba Express Gas & Food Mart	Gasoline Stations	Term Loan	Prime plus 2.75%	11/21/2037	85.6	85.6	96.7	0.03%
^Pioneer Windows Manufacturing Corp, Pioneer Windows	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	11/21/2022	143.8	143.8	148.5	0.05%
^R & J Petroleum LLC, Manar USA, Inc.	Gasoline Stations	Term Loan	Prime plus 2.75%	11/20/2037	160.1	160.1	180.7	0.06%
^St Judes Physical Therapy P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/19/2022	11.1	11.1	11.5	—%
^Hi-Def Imaging, Inc. dba SpeedPro Imaging	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/9/2022	11.7	11.7	12.1	—%
^Reidville Hydraulics Mfg Inc dba Summit	Machinery Manufacturing	Term Loan	Prime plus 2.75%	11/2/2037	236.5	236.5	266.6	0.09%
^Big Apple Entertainment Partners, LLC d/b/a Ripley's Believe It or Not	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/26/2022	95.4	95.4	98.3	0.03%
^University Park Retreat, LLC dba Massage Heights	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/27/2022	38.7	38.7	39.9	0.01%
^Forno Italiano Di Nonna Randazzo, LLC dba Nonna Randazzo's Bakery	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/26/2037	164.0	164.0	184.8	0.07%
^O'Rourkes Diner LLC dba O'Rourke's Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/19/2037	58.0	58.0	65.3	0.02%
^AJK Enterprise LLC dba AJK Enterprise LLC	Truck Transportation	Term Loan	Prime plus 2.75%	8/27/2022	8.4	8.4	8.7	—%
^New Image Building Services, Inc. dba New Image Repair Services	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/23/2037	252.4	252.4	284.1	0.10%
^Suncoast Aluminum Furniture, Inc	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	8/17/2037	318.1	318.1	358.8	0.13%
^Hofgard & Co., Inc. dba HofgardBenefits	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/27/2022	52.7	52.7	54.4	0.02%
^Georgia Safe Sidewalks LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/27/2022	7.3	7.3	7.5	—%
^Central Tire, Inc. dba Cooper Tire & Auto Services	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/29/2037	253.4	253.4	285.2	0.10%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^WPI, LLC	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	6/29/2024	77.4	77.4	80.7	0.03%
^Havana Central (NY) 5, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/29/2022	699.8	699.8	721.0	0.26%
^Jenkins-Pavia Corporation dba Victory Lane Quick Oil Change	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/27/2037	61.2	61.2	69.0	0.02%
^KIND-ER-ZZ Inc dba Kidville	Educational Services	Term Loan	Prime plus 2.75%	6/15/2022	23.9	23.9	24.6	0.01%
^Graphish Studio, Inc. and Scott Fishoff	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/14/2022	9.7	9.7	10.0	—%
^ALF, LLC, Mulit-Service Eagle Tires	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	5/31/2037	55.1	55.1	62.1	0.02%
^Christou Real Estate Holdings LLC dba Tops American Grill	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/17/2037	248.5	248.5	279.9	0.10%
^Tracey Vita-Morris dba Tracey Vita's School of Dance	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	5/10/2022	10.7	10.7	11.0	—%
^Fair Deal Food Mart Inc dba Neighbors Market	Gasoline Stations	Term Loan	Prime plus 2.75%	5/3/2037	334.1	334.1	376.3	0.13%
^Tanner Optical, Inc. dba Murphy Eye Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/27/2022	3.8	3.8	3.9	—%
^Zane Filippone Co Inc dba Culligan Water Conditioning	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/12/2022	259.2	259.2	267.1	0.09%
^Indoor Playgrounds Limited Liability Company dba Kidville	Educational Services	Term Loan	Prime plus 2.75%	4/5/2022	2.7	2.7	2.7	—%
^Brandywine Picnic Park, Inc. and B.Ross Capps & Linda Capps	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/30/2031	182.8	182.8	199.3	0.07%
^Access Staffing, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/30/2022	83.3	83.3	85.3	0.03%
^Willow Springs Golf Course, Inc. & JC Lindsey Family Limited Partners	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/29/2037	658.3	658.3	740.7	0.26%
^DC Realty, LLC dba FOGO Data Centers	Professional, Scientific, and Technical Services	Term Loan	6%	3/23/2037	2,623.4	2,623.4	2,951.9	1.05%
^DC Realty, LLC dba FOGO Data Centers	Professional, Scientific, and Technical Services	Term Loan	6.25%	3/23/2022	693.1	693.1	712.8	0.25%
^Manuel P. Barrera and Accura Electrical Contractor, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/23/2028	74.8	74.8	79.9	0.03%
^Shweiki Media, Inc. dba Study Breaks Magazine	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/22/2027	818.2	818.2	869.7	0.31%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^ATI Jet, Inc.	Air Transportation	Term Loan	Prime plus 2.75%	12/28/2026	568.2	568.2	604.7	0.21%
^J. Kinderman & Sons, Inc. dba Brite Star Manufacturing Company	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/22/2036	358.1	358.1	403.5	0.14%
^K's Salon, LLC d/b/a K's Salon	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/20/2021	31.7	31.7	32.5	0.01%
^15 Frederick Place LLC & Pioneer Windows Holdings Inc & Subs	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/16/2021	105.5	105.5	108.5	0.04%
^M & H Pinestraw, Inc. and Harris L. Maloy	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/15/2021	133.8	133.8	137.4	0.05%
^Taylor Transport, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	12/8/2021	131.9	131.9	135.6	0.05%
^MRM Supermarkets, Inc. dba Constantin's Breads	Food Manufacturing	Term Loan	Prime plus 2.75%	11/10/2021	57.6	57.6	59.2	0.02%
^K9 Bytes, Inc & Epazz, Inc dba K9 Bytes, Inc	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	10/26/2021	25.0	25.0	25.6	0.01%
^28 Cornelia Street Properties, LLC and Zouk, Ltd.dba Palma	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/25/2021	9.2	9.2	9.4	—%
^39581 Garfield, LLC and Tri County Neurological Associates, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2036	71.3	71.3	80.3	0.03%
^Robert E. Caves, Sr. and American Plank dba Caves Enterprises	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/30/2021	121.3	121.3	124.4	0.04%
^39581 Garfield, LLC and Tricounty Neurological Associates, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2036	24.2	24.2	27.3	0.01%
^Big Apple Entertainment Partners, LLC dba Ripley's Believe it or Not	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2021	422.8	422.8	433.4	0.15%
^Equity National Capital LLC & Chadbourne Road Capital, LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	9/26/2021	25.2	25.2	25.8	0.01%
^Michael S. Decker & Janet Decker dba The Hen House Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/30/2036	14.1	14.1	15.8	0.01%
^Qycell Corporation	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	8/19/2021	69.7	69.7	71.5	0.03%
^Trademark Equipment Company Inc and David A. Daniel	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	8/19/2036	114.5	114.5	128.8	0.05%
^Valiev Ballet Academy, Inc	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	8/12/2036	36.3	36.3	40.9	0.01%
^LaHoBa, LLC d/b/a Papa John's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/3/2036	66.0	66.0	74.2	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^MTV Bowl, Inc. dba Legend Lanes	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/30/2036	214.8	214.8	241.4	0.09%
^Lavertue Properties LLP dba Lavertue Properties	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/29/2036	38.3	38.3	43.1	0.02%
^Lisle Lincoln II Limited Partnership dba Lisle Lanes LP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/29/2036	299.7	299.7	336.9	0.12%
^Pierce Developments, Inc. dba Southside Granite	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/13/2036	218.2	218.2	245.2	0.09%
^J&K Fitness, LLC dba Physiques Womens Fitness Center	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/8/2036	392.9	392.9	441.6	0.16%
^Peanut Butter & Co., Inc. d/b/a Peanut Butter & Co.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/3/2021	16.4	16.4	16.7	0.01%
^Demand Printing Solutions, Inc. and MLM Enterprises, LLC	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/27/2021	6.0	6.0	6.1	—%
^Modern on the Mile, LLC dba Ligne Roset	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	5/25/2021	76.3	76.3	78.0	0.03%
^Profile Performance, Inc. and Eidak Real Estate, L.L.C.	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/20/2036	108.1	108.1	121.5	0.04%
^Northwind Outdoor Recreation, Inc. dba Red Rock Wilderness Store	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/18/2036	113.8	113.8	127.9	0.05%
^Michael S. Korfe dba North Valley Auto Repair	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/24/2036	13.1	13.1	14.7	0.01%
^Actknowledge,Inc dba Actknowledge	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/21/2021	19.9	19.9	20.3	0.01%
^Key Products I&II, Inc. dba Dunkin' Donuts/Baskin-Robbins	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/10/2021	53.2	53.2	54.4	0.02%
^Stephen Frank, Patricia Frank and Suds Express LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/25/2023	28.7	28.7	29.8	0.01%
^SuzyQue’s LLC dba Suzy Que’s	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/11/2036	51.6	51.6	57.9	0.02%
^Little People’s Village, LLC dba Little People’s Village	Social Assistance	Term Loan	Prime plus 2.75%	1/31/2036	26.1	26.1	29.3	0.01%
^Seagate Group Holdings, Inc. dba Seagate Logistics, Inc.	Support Activities for Transportation	Term Loan	Prime plus 2.75%	1/28/2036	95.4	95.4	107.1	0.04%
^Dixie Transport, Inc. & Johnny D. Brown & Jimmy Brown & Maudain Brown	Support Activities for Transportation	Term Loan	5.25%	12/28/2035	1,316.8	1,316.8	1,476.7	0.52%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Shree OM Lodging, LLC dba Royal Inn	Accommodation	Term Loan	Prime plus 2.75%	12/17/2035	23.2	23.2	26.0	0.01%
^Groundworks Unlimited LLC	Specialty Trade Contractors	Term Loan	6%	12/17/2023	69.0	69.0	72.0	0.03%
^Lodin Medical Imaging, LLC dba Watson Imaging Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/1/2020	20.8	20.8	21.2	0.01%
^Robert F. Schuler and Lori A. Schuler dba Bob’s Service Center	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/30/2035	28.4	28.4	31.9	0.01%
^West Cobb Enterprises, Inc and Advanced Eye Associates, L.L.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/12/2035	124.5	124.5	139.7	0.05%
^K9 Bytes, Inc & Epazz, Inc	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	9/30/2020	5.5	5.5	5.6	—%
^Elan Realty, LLC and Albert Basse Asociates, Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	9/30/2035	189.7	189.7	212.5	0.08%
^Success Express,Inc. dba Success Express	Couriers and Messengers	Term Loan	Prime plus 2.75%	9/29/2020	24.9	24.9	25.3	0.01%
^Modern Manhattan, LLC	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	9/20/2020	59.2	59.2	60.2	0.02%
^Dirk's Trucking, L.L.C. dba Dirk's Trucking	Truck Transportation	Term Loan	Prime plus 2.75%	9/17/2020	5.2	5.2	5.2	—%
^Rudy & Louise Chavez dba Clyde's Auto and Furniture Upholstery	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/2/2035	41.6	41.6	46.6	0.02%
^Newsome Trucking Inc and Kevin Newsome	Truck Transportation	Term Loan	Prime plus 2.75%	9/2/2035	204.6	204.6	229.1	0.08%
^California College of Communications, Inc.	Educational Services	Term Loan	Prime plus 2.75%	11/2/2020	51.6	51.6	52.7	0.02%
^DDLK Investments LLC d/b/a Smoothie King	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/30/2020	0.9	0.9	0.9	—%
^Members Only Software, Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/30/2020	10.9	10.9	11.1	—%
^ActKnowledge,Inc dba ActKnowledge	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/30/2020	13.0	13.0	13.3	—%
^I-90 RV & Auto Supercenter	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/29/2035	$61.8	$61.8	$69.1	0.02%
^Zouk, Ltd. dba Palma	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/25/2020	$7.5	$7.5	$7.7	—%
^CJ Park Inc. dba Kidville Midtown West	Educational Services	Term Loan	Prime plus 2.75%	6/25/2020	$5.3	$5.3	$5.4	—%
^Tanner Optical Inc. dba Murphy Eye Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/22/2035	$78.1	$78.1	$87.3	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^B&B Fitness and Barbell, Inc. dba Elevations Health Club	Amusement, Gambling, and Recreation Industries	Term Loan	6%	6/22/2035	$169.4	$169.4	$189.5	0.07%
^M & H Pine Straw, Inc.and Harris Maloy	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	7/10/2020	$27.4	$27.4	$27.9	0.01%
^Excel RP, Inc./Kevin and Joann Foley	Machinery Manufacturing	Term Loan	Prime plus 2.75%	7/8/2028	$34.5	$34.5	$37.2	0.01%
ValleyStar, Inc. dba BrightStar HealthCare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2020	$1.6	$1.6	$1.6	—%
^ValleyStar, Inc. dba BrightStar Healthcare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2020	$1.9	$1.9	$2.0	—%
^Diag, LLC dba Kidville	Educational Services	Term Loan	Prime plus 2.75%	6/21/2020	$9.3	$9.3	$9.5	—%
^M & H Pine Straw, Inc and Harris L. Maloy	Support Activities for Agriculture and Forestry	Term Loan	6%	4/30/2020	$55.3	$55.3	$56.1	0.02%
^New Economic Methods LLC dba Rita's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2020	$0.4	$0.4	$0.5	—%
^Cocoa Beach Parasail Corp. dba Cocoa Beach Parasail	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/26/2020	$1.5	$1.5	$1.5	—%
^Lahoba,LLC dba Papa John's Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/30/2034	$34.6	$34.6	$38.6	0.01%
^Animal Intrusion Prevention Systems Holding Company, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/29/2024	$24.5	$24.5	$25.6	0.01%
^David A. Nusblatt, D.M.D, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/11/2019	$1.7	$1.7	$1.8	—%
^KMC RE, LLC & B&B Kennels	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/19/2034	$47.3	$47.3	$52.8	0.02%
^Demand Printing Solutions, Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	12/12/2019	$1.9	$1.9	$1.9	—%
^Demand Printing Solutions, Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	10/29/2034	$119.5	$119.5	$133.4	0.05%
^Rover Repairs	Repair and Maintenance	Term Loan	Prime plus 2.5%	11/28/2029	$50.0	$50.0	$53.5	0.02%
^Supreme Screw Products	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	4/17/2019	$32.7	$32.7	$32.9	0.01%
^Gray Tree Service, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/18/2018	$2.7	$2.7	$2.7	—%
^Gourmet to You, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2019	$1.0	$1.0	$1.0	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^The Alba Financial Group, Inc.	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	6%	1/10/2019	$8.1	$8.1	$8.1	—%
^Inflate World Corporation	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/30/2018	$0.2	$0.2	$0.2	—%
^D & D's Divine Beauty School of Esther, LLC	Educational Services	Term Loan	6%	8/1/2031	$47.8	$47.8	$52.4	0.02%
Bliss Coffee and Wine Bar, LLC	Food Services and Drinking Places	Term Loan	6%	8/31/2019	$67.1	$67.1	$67.8	0.02%
^Zog Inc.	Other Information Services	Term Loan	Prime plus 2.75%	4/30/2020	$40.3	$40.3	$41.0	0.01%
^All American Printing Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	10/26/2032	$35.9	$35.9	$39.7	0.01%
^Connect Litigation Technology, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2%	10/18/2025	$23.9	$23.9	$24.7	0.01%
^1911 East Main Street Holdings, Corp	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2032	$11.6	$11.6	$12.8	—%
^Water Works Laundromat, LLC	Personal and Laundry Services	Term Loan	Prime plus 2.25%	9/7/2027	$163.9	$163.9	$171.7	0.06%
^Dave Kris, and MDK Ram Corp.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/5/2026	$27.9	$27.9	$29.6	0.01%
^Gill Express Inc. dba American Eagle Truck Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	1/5/2027	$167.0	$167.0	$178.1	0.06%
^Smooth Grounds, Inc.	Food Services and Drinking Places	Term Loan	7.75%	12/31/2018	$25.7	$25.7	$25.8	0.01%
^Fran-Car Corporation dba Horizon Landscape Management	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/3/2028	$63.9	$63.9	$68.6	0.02%
^Head To Toe Personalized Pampering, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/27/2031	$8.4	$8.4	$9.2	—%
^Christopher F. Bohon & Pamela D. Bohon	Social Assistance	Term Loan	Prime plus 2.75%	10/28/2026	$2.9	$2.9	$3.1	—%
^Mogas Limited	Gasoline Stations	Term Loan	Prime plus 2.75%	5/31/2030	$67.7	$67.7	$73.7	0.03%
^Shree Om Lodging, LLC dba Royal Inn	Accommodation	Term Loan	Prime plus 2.75%	5/2/2030	$59.9	$59.9	$65.2	0.02%
^Pedzik's Pets, LLC	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	3/31/2030	$8.3	$8.3	$9.0	—%
^Nancy Carapelluci & A & M Seasonal Corner Inc.	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/1/2025	$12.4	$12.4	$13.1	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Patricia Hughes Jones, MD PC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/13/2020	$2.9	$2.9	$2.9	—%
^Moonlight Multi Media Production, Inc.	Other Information Services	Term Loan	5.3%	2/1/2025	$2.5	$2.5	$2.6	—%
David M. Goens dba Superior Auto Paint & Body, Inc.	Repair and Maintenance	Term Loan	6%	8/26/2024	$14.9	$14.9	$15.6	0.01%
^McCallister Venture Group, LLC and Maw's Vittles, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/30/2029	$10.6	$10.6	$11.5	—%
^Chong Hun Im dba Kim's Market	Food and Beverage Stores	Term Loan	Prime plus 2.5%	2/27/2024	$7.9	$7.9	$8.2	—%
Whirlwind Car Wash, Inc.	Repair and Maintenance	Term Loan	Prime plus 2%	4/9/2029	$14.2	$14.2	$14.8	0.01%
^Center-Mark Car Wash, Ltd	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/18/2024	$23.3	$23.3	$24.4	0.01%
^Shuttle Car Wash, Inc. dba Shuttle Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.25%	11/10/2028	$15.5	$15.5	$16.3	0.01%
^Min Hui Lin	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/30/2028	$15.8	$15.8	$17.0	0.01%
^Delta Partners, LLC dba Delta Carwash	Repair and Maintenance	Term Loan	Prime plus 2.5%	4/5/2029	$38.9	$38.9	$41.6	0.01%
^Auto Sales, Inc.	Motor Vehicle and Parts Dealers	Term Loan	6%	8/17/2023	$6.3	$6.3	$6.6	—%
^RAB Services, Inc. & Professional Floor Installations	Specialty Trade Contractors	Term Loan	Prime plus 2.5%	1/31/2023	$5.5	$5.5	$5.7	—%
^Taste of Inverness, Inc. dba China Garden	Food Services and Drinking Places	Term Loan	Prime plus 2%	6/29/2025	$7.5	$7.5	$7.7	—%
^Ralph Werner dba Werner Transmission Inc	Gasoline Stations	Term Loan	Prime plus 2.75%	12/29/2021	$1.7	$1.7	$1.8	—%
^Robin C. & Charles E. Taylor & Brigantine Aquatic Center LLC	Amusement, Gambling, and Recreation Industries	Term Loan	6%	9/14/2023	$28.6	$28.6	$29.8	0.01%
^OrthoQuest, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2%	3/12/2022	$3.0	$3.0	$3.0	—%
^CPN Motel, L.L.C. dba American Motor Lodge	Accommodation	Term Loan	Prime plus 2.25%	4/30/2024	$25.6	$25.6	$26.5	0.01%
^Track Side Collision & Tire, Inc.	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/16/2025	$4.2	$4.2	$4.4	—%
^Duttakrupa, LLC dba Birmingham Motor Court	Accommodation	Term Loan	Prime plus 2.25%	9/8/2023	$9.9	$9.9	$10.2	—%
^Deesha Corporation, Inc. dba Best Inn & Suites	Accommodation	Term Loan	Prime plus 2.25%	2/14/2025	$23.4	$23.4	$24.2	0.01%
^Maruti, Inc	Accommodation	Term Loan	Prime plus 2.25%	11/25/2024	$21.5	$21.5	$22.3	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^LABH, Inc. t/a Ramada Ltd.	Accommodation	Term Loan	Prime plus 2.25%	9/27/2024	$34.5	$34.5	$35.6	0.01%
^Randall D. & Patricia D. Casaburi dba Pat's Pizzazz	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	3/13/2023	$5.6	$5.6	$5.8	—%
^Gain Laxmi, Inc. dba Super 8 Motel	Accommodation	Term Loan	Prime plus 2.25%	5/31/2023	$16.1	$16.1	$16.5	0.01%
^Naseeb Corporation	Accommodation	Term Loan	Prime plus 2.25%	3/31/2024	$24.7	$24.7	$25.5	0.01%
^Stillwell Ave Prep School	Social Assistance	Term Loan	Prime plus 2.75%	1/14/2023	$5.0	$5.0	$5.2	—%
^Karis, Inc.	Accommodation	Term Loan	Prime plus 2%	12/22/2023	$10.9	$10.9	$11.2	—%
^Five Corners, Ltd.	Gasoline Stations	Term Loan	Prime plus 2.75%	12/11/2019	$2.5	$2.5	$2.5	—%
^Alyssa Corp dba Knights Inn	Accommodation	Term Loan	Prime plus 2.25%	9/30/2023	$37.6	$37.6	$38.6	0.01%
^Bhailal Patel dba New Falls Motel	Accommodation	Term Loan	Prime plus 2.75%	3/27/2023	$2.8	$2.8	$2.9	—%
^Pegasus Automotive, Inc.	Gasoline Stations	Term Loan	Prime plus 2.75%	12/23/2022	$8.3	$8.3	$8.6	—%
^Delyannis Iron Works	Fabricated Metal Product Manufacturing	Term Loan	6%	12/8/2022	$8.1	$8.1	$8.3	—%
^P. Agrino, Inc. dba Andover Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/18/2021	$6.1	$6.1	$6.2	—%
Total Performing SBA Unguaranteed Investments					$283,994.9	$283,994.9	$291,354.9	103.21%

Non-Performing SBA Unguaranteed Investments (3) (21)
*^200 North 8th Street Associates LLC and Enchanted Acres Fa	Food Manufacturing	Term Loan	6.25%	5/4/2028	469.3	469.3	368.7	0.13%
*^214 North Franklin, LLC and Winter Ventures, Inc.	Nonstore Retailers	Term Loan	6%	11/29/2037	81.7	81.7	—	—%
*^A & A Auto Care LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/9/2026	10.4	10.4	9.8	—%
*^A & A Auto Care, LLC d/b/a A & A Auto Care, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/12/2036	88.0	88.0	82.6	0.03%
*Alive Design, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/13/2027	20.6	20.6	16.1	0.01%
*^Al-Mustafa Enterprise, Inc. and Al-Mustafa Enterprise Inc	Motor Vehicle and Parts Dealers	Term Loan	6.25%	9/18/2040	34.7	34.7	—	—%
*^Amboy Group, LLC dba Tommy's Moloney's	Food Manufacturing	Term Loan	7%	6/24/2025	380.5	380.5	—	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
*^AUM Estates, LLC and Sculpted Figures Plastic Surgery Inc.	Ambulatory Health Care Services	Term Loan	6%	3/14/2038	305.7	305.7	—	—%
*AWA Fabrication & Construction, L.L.C.	Fabricated Metal Product Manufacturing	Term Loan	6%	4/30/2025	34.8	34.8	—	—%
*^B & J Manufacturing Corporation and Benson Realty Trust	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2%	3/30/2021	13.0	13.0	12.7	—%
*^B and J Catering Inc dba Culinary Solutions	Food Services and Drinking Places	Term Loan	7%	8/27/2040	532.9	532.9	458.6	0.16%
*Baker Sales, Inc. d/b/a Baker Sales, Inc.	Nonstore Retailers	Term Loan	6%	3/29/2036	177.4	177.4	86.0	0.03%
*^Fieldstone Quick Stop LLC(OC) Barber Investments LLC (EPC) Thadius M B	Gasoline Stations	Term Loan	6%	9/30/2038	400.4	400.4	—	—%
*^Barber Investments LLC and Fieldstone Quickstop LLC and Maine Dollar D	Gasoline Stations	Term Loan	6.25%	8/15/2039	146.3	146.3	—	—%
*^Bear Creek Entertainment LLC dba The Woods at Bear Creek	Accommodation	Term Loan	Prime plus 2.75%	8/12/2041	402.0	402.0	117.2	0.04%
*^Bear Creek Entertainment, LLC dba The Woods at Bear Creek	Accommodation	Term Loan	7.25%	12/30/2024	85.4	85.4	80.1	0.03%
*Bone Bar & Grill LLC	Food Services and Drinking Places	Term Loan	7%	6/30/2042	73.4	73.4	59.6	0.02%
*^Calhoun Satellite Communications Inc and Transmission Solutions Group	Broadcasting (except Internet)	Term Loan	6.75%	2/27/2025	811.7	811.7	60.9	0.02%
*Calhoun Satellite Communications, Inc.	Telecommunications	Term Loan	7%	12/2/2026	189.1	189.1	52.3	0.02%
*^Carl R. Bieber, Inc. dba Bieber Tourways/Bieber Transportation/Bieber	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2027	573.2	573.2	537.7	0.19%
*^Central Ohio Cleaners Inc	Personal and Laundry Services	Term Loan	7%	6/13/2024	90.5	90.5	47.2	0.02%
*^Chickamauga Properties, Inc., MSW Enterprises, LLP	Amusement, Gambling, and Recreation Industries	Term Loan	6.25%	12/22/2035	59.0	59.0	55.4	0.02%
*^Chickamauga Properties, Inc. and MSW Enterprises, LLP	Amusement, Gambling, and Recreation Industries	Term Loan	6.25%	10/19/2022	43.5	43.5	—	—%
*^CLU Amboy, LLC (EPC) and Amboy Group, LLC (OC) dba Tommy Moloney's	Food Manufacturing	Term Loan	Prime plus 2.75%	12/27/2023	475.7	475.7	460.7	0.16%
*^CM Lab Inc	Professional, Scientific, and Technical Services	Term Loan	6.75%	5/20/2026	166.1	166.1	151.0	0.05%
*^Colts V LLC and Nowatzke Service Center, Inc dba Nowatzke Truck & Trai	Repair and Maintenance	Term Loan	6.75%	9/26/2039	569.3	569.3	560.3	0.20%
*^Custom Software, Inc. a Colorado Corporation dba M-33 Access	Professional, Scientific, and Technical Services	Term Loan	6.25%	6/17/2021	264.2	264.2	227.8	0.08%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
*^Custom Software, Inc. a Colorado Corporation dba M-33 Access	Broadcasting (except Internet)	Term Loan	6.25%	4/30/2022	94.3	94.3	—	—%
*^D&G Capital LLC dba Miami Grill 277	Food Services and Drinking Places	Term Loan	6.5%	12/16/2025	81.2	81.2	53.2	0.02%
*^Daniel S. Fitzpatrick dba Danny's Mobile Appearance Reconditioning Ser	Repair and Maintenance	Term Loan	7%	3/29/2018	0.1	0.1	0.1	—%
*^Danjam Enterprises, LLC dba Ariel Dental Care	Ambulatory Health Care Services	Term Loan	6%	3/31/2035	126.0	126.0	120.1	0.04%
*^Danjam Enterprises, LLC dba Ariel Dental Care	Ambulatory Health Care Services	Term Loan	6%	3/29/2023	64.8	64.8	61.8	0.02%
*^Dill Street Bar and Grill Inc and WO Entertainment, Inc	Food Services and Drinking Places	Term Loan	6%	9/27/2027	78.4	78.4	2.1	—%
*^DTM Parts Supply Inc.	Merchant Wholesalers, Durable Goods	Term Loan	7%	6/2/2025	54.8	54.8	45.8	0.02%
*^E & I Holdings, LP & PA Farm Products, LLC	Food Manufacturing	Term Loan	6%	4/30/2030	4,705.2	4,826.0	1,971.4	0.70%
*^Europlast Ltd	Plastics and Rubber Products Manufacturing	Term Loan	6%	9/26/2022	313.8	313.8	23.4	0.01%
*^Europlast Ltd	Plastics and Rubber Products Manufacturing	Term Loan	6%	5/31/2023	73.4	73.4	—	—%
*^Event Mecca LLC	Other Information Services	Term Loan	6%	4/10/2023	12.0	12.0	9.4	—%
*^EZ Towing, Inc.	Support Activities for Transportation	Term Loan	6%	1/31/2023	86.4	86.4	11.7	—%
*Farec, Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/29/2042	280.5	280.5	217.7	0.08%
*^Gator Communications Group LLC dba Harvard Printing Group	Printing and Related Support Activities	Term Loan	6.25%	3/30/2022	233.5	233.5	—	—%
*^Gator Communications Group LLC dba Harvard Printing Group	Printing and Related Support Activities	Term Loan	6.25%	4/25/2022	157.8	157.8	—	—%
*^Gator Communications Group, LLC dba Harvard Printing Group	Printing and Related Support Activities	Term Loan	6.25%	3/27/2023	13.3	13.3	—	—%
*^Gino Italian American Deli and Meat Market Inc	Food and Beverage Stores	Term Loan	7%	7/25/2041	529.0	529.0	512.4	0.18%
*^Grand Manor Realty, Inc. & Kevin LaRoe	Real Estate	Term Loan	6%	2/20/2023	19.0	19.0	17.8	0.01%
*Guzman Group,LLC	Rental and Leasing Services	Term Loan	6%	9/30/2019	175.8	175.8	172.3	0.06%
*Harrelson Materials Management,Inc	Waste Management and Remediation Services	Term Loan	6%	6/24/2021	465.2	465.2	23.7	0.01%
*^Hartford Cardiology Group LLC and Ideal Nutrition of Connecticut LLC	Ambulatory Health Care Services	Term Loan	6.25%	6/30/2026	472.2	472.2	36.4	0.01%
*^Hascher Gabelstapler Inc	Repair and Maintenance	Term Loan	7%	3/26/2024	107.7	107.7	64.6	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
*^Hemingway Custom Cabinetry LLC	Furniture and Related Product Manufacturing	Term Loan	6.5%	9/25/2025	198.6	198.6	54.6	0.02%
*^Home Again Restaurant LLC	Food Services and Drinking Places	Term Loan	6.25%	6/30/2040	58.8	58.8	47.9	0.02%
*^J And G Group Services LLC and United Vending of Florida Inc and John	Merchant Wholesalers, Nondurable Goods	Term Loan	7.25%	7/28/2026	29.6	29.6	28.7	0.01%
*^J Harris Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	5/19/2027	18.7	18.7	12.2	—%
*^J Harris Trucking, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	5/13/2026	38.1	38.1	35.7	0.01%
*^J Olson Enterprises LLC and Olson Trucking Direct, Inc.	Truck Transportation	Term Loan	6%	6/28/2025	628.4	628.4	70.5	0.02%
*^J&M Concessions, Inc.dba A-1 Liquors	Food and Beverage Stores	Term Loan	6.25%	3/3/2039	130.6	130.6	52.3	0.02%
*^J&M Concessions Inc dba A 1 Liquors	Food and Beverage Stores	Term Loan	6.5%	2/27/2025	80.0	80.0	17.6	0.01%
*^Jacksonville Beauty Institute Inc. dba Beauty Institute's	Educational Services	Term Loan	7%	10/23/2025	40.9	40.9	39.6	0.01%
*Jenny's Wunderland, Inc.	Social Assistance	Term Loan	6%	6/29/2036	98.8	98.8	—	—%
*^Juliador Resources LLC DBA Cue Hair Salon and Skin Care	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/24/2027	21.9	21.9	20.6	0.01%
*^Kantz LLC and Kantz Auto LLC dba Kantz's Hometown Auto	Motor Vehicle and Parts Dealers	Term Loan	6.25%	10/29/2039	11.1	11.1	—	—%
*^Kids at Heart,LLC dba Monster Mini Golf	Amusement, Gambling, and Recreation Industries	Term Loan	6.75%	9/22/2026	21.0	21.0	8.3	—%
*Krishna of Orangeburg, Inc.	Accommodation	Term Loan	6%	2/20/2032	10.3	10.3	5.6	—%
*^Kup's Auto Spa Inc	Repair and Maintenance	Term Loan	6.25%	11/15/2038	366.8	366.8	355.3	0.13%
*Kup’s Auto Spa, Inc.	Repair and Maintenance	Term Loan	6.25%	10/23/2025	54.7	54.7	53.0	0.02%
*^Las Casuelas Del Este Inc.	Food Services and Drinking Places	Term Loan	7%	9/29/2041	791.6	791.6	361.9	0.13%
*^L.M. Jury Enterprises, Inc dba Midwest Monograms	Textile Product Mills	Term Loan	Prime plus 2.75%	10/28/2025	65.7	65.7	12.8	—%
*^LA Diner Inc dba Loukas L A Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/28/2037	617.8	617.8	561.4	0.20%
*^Lone Star Hardware and Home Decor, LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	7.25%	9/29/2027	70.8	70.8	—	—%
*^Lowgap Grocery & Grill LLC	General Merchandise Stores	Term Loan	Prime plus 2.75%	3/24/2041	162.5	162.5	142.2	0.05%
*^M and C Renovations Inc	Construction of Buildings	Term Loan	Prime plus 2.75%	10/31/2024	11.4	11.4	9.0	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
*^Matchless Transportation LLC dba First Class Limo	Transit and Ground Passenger Transportation	Term Loan	6.25%	8/3/2022	124.3	124.3	106.6	0.04%
*^Medeiros Holdings Inc dba Outdoor Lighting Perspectives of the Triad	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	7%	11/25/2025	19.6	19.6	1.5	—%
*^Mojo Brands Media, LLC	Broadcasting (except Internet)	Term Loan	6%	8/28/2023	725.0	725.0	334.8	0.12%
*Morris Glass and Construction Inc	Specialty Trade Contractors	Term Loan	6%	3/7/2021	465.1	465.1	101.6	0.04%
*Municipal Hydro Sevices Inc.	Rental and Leasing Services	Term Loan	7%	3/30/2027	215.7	215.7	5.2	—%
*New England Country Day School, Inc. and Thomas D. Walker	Social Assistance	Term Loan	Prime plus 2.75%	3/28/2042	349.7	349.7	305.3	0.11%
*^New Paltz Dental Care, PLLC dba Ariel Dental Care	Ambulatory Health Care Services	Term Loan	6%	6/19/2025	97.5	97.5	15.7	0.01%
*^Nowatzke Service Center Inc dba Nowatzke Truck and Trailer	Repair and Maintenance	Term Loan	7%	1/29/2026	96.9	96.9	46.8	0.02%
*Paragon Fabricators Inc, Paragon Field Services, Inc and Paragon Globa	Heavy and Civil Engineering Construction	Term Loan	7%	9/28/2026	606.9	606.9	62.9	0.02%
*^Paragon Global, LLC and Paragon Fabricators Inc and Paragon Field Serv	Heavy and Civil Engineering Construction	Term Loan	7%	9/28/2041	399.1	399.1	350.6	0.12%
*^Peckett's Inc	Crop Production	Term Loan	Prime plus 2.75%	7/27/2041	219.6	219.6	209.3	0.07%
*^Pen Tex Inc dba The UPS Store	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/20/2025	17.3	17.3	16.5	0.01%
*^Pooh's Corner Realty LLC and Pooh's Corner Inc	Social Assistance	Term Loan	7%	7/23/2040	100.3	100.3	97.1	0.03%
*Professional Systems, LLC and Professional Cleaning	Administrative and Support Services	Term Loan	6%	7/30/2020	131.8	131.8	4.2	—%
*^RDT Enterprises LLC	Specialty Trade Contractors	Term Loan	7%	9/15/2027	136.9	136.9	96.4	0.03%
*^RDT Enterprises, L.L.C.	Specialty Trade Contractors	Term Loan	7%	11/12/2025	19.6	19.6	—	—%
*^RDT Enterprises, LLC	Specialty Trade Contractors	Term Loan	7%	12/31/2028	119.0	119.0	76.1	0.03%
*^Route 130 SCPI Holdings LLC (EPC) Route 130 SCPI Operations LLC (OC) d	Food Services and Drinking Places	Term Loan	6.25%	9/30/2039	279.5	279.5	172.1	0.06%
*^Scoville Plumbing & Heating Inc and Thomas P. Scoville	Specialty Trade Contractors	Term Loan	6.75%	7/25/2022	32.1	32.1	31.1	0.01%
*^SDA Holdings LLC and Les Cheveux Salon Inc	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/15/2040	417.7	417.7	336.8	0.12%
*^Select Propane & Fuel Inc. and Select Fuel & Convenience LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	2/10/2030	1,191.5	1,191.5	587.4	0.21%
*Shaffer Automotive Repair, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/24/2030	132.8	132.8	114.7	0.04%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
*^Shane M. Howell and Buck Hardware and Garden Center, LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/27/2038	293.7	293.7	279.9	0.10%
*^Shivsakti, LLC dba Knights Inn	Accommodation	Term Loan	6.25%	12/20/2032	8.0	8.0	—	—%
*^Soregard Inc	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	6/30/2041	270.5	270.5	151.4	0.05%
*^Sourceco Limited Liability Company	Merchant Wholesalers, Nondurable Goods	Term Loan	6.5%	12/17/2025	45.0	45.0	42.9	0.02%
*^Sovereign Communications LLC	Broadcasting (except Internet)	Term Loan	6.75%	2/7/2024	697.1	697.1	355.9	0.13%
*^Square Deal Siding Company,LLC dba Square Deal Siding Company	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/18/2025	2.1	2.1	1.8	—%
*^STK Ventures Inc dba JP Dock Service & Supply	Specialty Trade Contractors	Term Loan	6%	5/9/2037	31.6	31.6	—	—%
*^Stormrider Inc dba Shirley's Stormrider Inc	Truck Transportation	Term Loan	Prime plus 2.75%	9/23/2025	51.9	51.9	40.4	0.01%
*^Stormrider Inc dba Shirley's Stormrider, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	11/25/2024	105.1	105.1	81.8	0.03%
*Stormwise South Florida dba Stormwise Shutters	Specialty Trade Contractors	Term Loan	6%	11/7/2036	111.2	111.2	—	—%
*^T and B Boots Inc dba Takken's Shoes	Clothing and Clothing Accessories Stores	Term Loan	7%	3/31/2025	23.0	23.0	—	—%
*^T and B Boots Inc dba Takken's Shoes	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	6/17/2026	204.5	204.5	—	—%
*T and B Boots Inc dba Takken's Shoes	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	12/7/2026	95.2	95.2	46.9	0.02%
*^The Delon Group LLC dba I Love Juice Bar	Food Services and Drinking Places	Term Loan	7%	5/12/2026	19.3	19.3	18.7	0.01%
*^Tim's Tire & Automotive Center, LLC	Support Activities for Transportation	Term Loan	7%	8/16/2026	544.1	544.1	130.5	0.05%
*^The Woods at Bear Creek LLC and Bear Creek Entertainment LLC dba The	Accommodation	Term Loan	7%	9/29/2039	$489.6	$489.6	$459.3	0.16%
*^Thomas P. Scoville dba Scoville Plumbing & Heating, Inc.	Specialty Trade Contractors	Term Loan	6.75%	11/16/2021	$34.3	$34.3	$33.3	0.01%
*Transmission Solutions Group, Inc. and Calhoun Satellite Communicatio	Telecommunications	Term Loan	7%	12/2/2041	$141.3	$141.3	$79.9	0.03%
*^Tri-State Remodeling & Investments, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/11/2025	$13.3	$13.3	$12.4	—%
*^Webb Eye Associates, PA	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/19/2027	$71.2	$71.2	$69.0	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
*^Wilban LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/11/2026	$93.2	$93.2	$84.7	0.03%
*^Wilban LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/28/2039	$402.7	$402.7	$365.9	0.13%
*^Winter Ventures Inc and 214 N Franklin LLC	Nonstore Retailers	Term Loan	6%	4/29/2024	$56.6	$56.6	$—	—%
*^Winter Ventures Inc dba Qualitybargainbooks and Qualitybargainmall	Nonstore Retailers	Term Loan	6%	12/23/2024	$149.3	$149.3	$—	—%
*^Winter Ventures Inc dba Qualitybargainbooks and Qualitybargainmall	Nonstore Retailers	Term Loan	6%	4/3/2029	$134.5	$134.5	$—	—%
*Work of Heart Inc dba Little Nest Portraits	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/10/2028	$5.2	$5.2	$5.1	—%
*^Work of Heart Inc dba Little Nest Portraits	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/28/2027	$48.6	$48.6	$47.0	0.02%
*^Zephyr Seven Series LLC dba 18/8 Fine Men's Salon	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/28/2025	$67.9	$67.9	$23.2	0.01%
*^Zinger Hardware and General Merchant Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/26/2024	$45.0	$45.0	$42.8	0.02%
Total Non-Performing Unguaranteed SBA Investments					$28,324.2	$28,445.0	$14,123.3	5.00%

Total Unguaranteed SBA Investments					$312,319.1	$312,439.9	$305,478.2	108.22%

Performing SBA Guaranteed Investments (4)
Beale Street Blues Company Inc.dba Beatle Street Blues Company, Inc.	Chemical Manufacturing	Term Loan	Prime plus 2.75%	12/27/2042	2,567.6	2,567.6	2,888.6	1.02%
Blue Lagoon Resort, LLC dba Hill View Cottages	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	6/15/2028	2,797.8	2,797.8	3,035.6	1.08%
Gorilla Warfare LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/22/2028	85.0	85.0	93.4	0.03%
Advance Case Parts Inc	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/22/2043	419.3	419.3	474.3	0.17%
Anderson Farms Inc	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	6/22/2043	236.3	236.3	267.3	0.09%
Muckamuck Trucks, Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/25/2028	206.3	206.3	226.7	0.08%
TrialHawk Litigation Group LLC	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/25/2043	918.0	918.0	1,038.6	0.37%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Salida Family Chiropractic-PPLC dba Salida Sport and Spine	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/26/2043	318.8	318.8	360.6	0.13%
Lab Partner, LLC and Beechtree Diagnostics, LLP and Cottonwood Diagnostics	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/27/2028	127.5	127.5	140.1	0.05%
Medical Plaza of Boro Park PC	Nonstore Retailers	Term Loan	Prime plus 2.75%	6/27/2028	91.0	91.0	100.0	0.04%
National Dredging Service of North Florida, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/27/2043	86.3	86.3	97.6	0.03%
National Dredging Services of North Florida, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/27/2028	159.8	159.8	175.6	0.06%
InUSA Ventures, Inc	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/27/2028	150.0	150.0	164.9	0.06%
RLW4 Builders LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	6/27/2043	3,000.0	3,000.0	3,372.0	1.19%
Darnoc Enterprises Inc, Setira Paul Inc dba Conrad's Famous Bakery, Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	6/27/2043	1,063.5	1,063.5	1,202.3	0.43%
Local Leads, LLC dba New Direction Chiropractic	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2028	102.0	102.0	112.1	0.04%
Corptek Solutions LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/28/2028	142.5	142.5	156.6	0.06%
Critter Cabana, LLC dba Critter Cabana	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/28/2028	251.3	251.3	276.1	0.10%
M J Losito Electrical Contractor's, Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2028	176.3	176.3	193.7	0.07%
DHD Enterprise LLC dba Edible Arrangements #1699	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/21/2027	125.8	125.8	137.0	0.05%
Alaska Industrial Paint LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/30/2043	667.5	667.5	753.9	0.27%
House of Bread & Coffee Corp dba Casa Do Pao	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/27/2042	399.9	399.9	448.7	0.16%
Paramount Dance Studios Inc. and Homestead Dance Supply	Educational Services	Term Loan	Prime plus 2.75%	5/14/2043	972.6	972.6	1,096.1	0.39%
Beacon Brewing LLC and C' Sons, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/27/2042	354.8	354.8	399.4	0.14%
Utara LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/1/2027	57.8	57.8	63.0	0.02%
Urban Fitness Group LLC dba Crunch Fitness Group LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2028	516.6	516.6	567.0	0.20%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Play4Fun dba Luv 2 Play	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/7/2028	342.9	342.9	376.5	0.13%
Unpainted Arizona, LLC dba Westside Bowl	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/7/2043	187.6	187.6	212.3	0.08%
Bee Kidz Funzone Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/9/2028	430.6	430.6	473.0	0.17%
CTD Operations Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/15/2028	$180.3	$180.3	$180.3	0.06%
RTSP Union LLC	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	3/20/2028	$1,045.5	$1,045.5	$1,129.7	0.40%
Lou & Choo Enterprises Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/28/2043	$64.5	$64.5	$72.9	0.03%
Southern Oaks Athletic Club, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/17/2043	$814.7	$814.7	$921.0	0.33%
Metropolitan Solutions Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/30/2043	$48.6	$48.6	$54.9	0.02%
Kneading Dough LLC dba NY Bagel Cafe & Deli	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/23/2028	$82.4	$82.4	$90.5	0.03%
Olmsted LLC and 626 Van LLC dba Maison Yaki	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/1/2028	$321.6	$321.6	$353.4	0.13%
Broadalbin Properties LLC dba Broadalbin Hotel & 1854 Pub & Eatery	Accommodation	Term Loan	Prime plus 2.75%	5/25/2043	$260.0	$260.0	$294.1	0.10%
Starship, LLC dba Tint World Smyrna	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/25/2043	$207.7	$207.7	$235.0	0.08%
Crowley Ventures, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2028	$206.2	$206.2	$226.6	0.08%
P & M Entertainment, LLC dba Luv 2 Play	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/10/2028	$236.0	$236.0	$259.3	0.09%
SSMV LLC dba Burgerim	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/30/2028	$146.1	$146.1	$160.6	0.06%
AVM LLC dba Luv 2 Play	Social Assistance	Term Loan	Prime plus 2.75%	6/1/2028	$71.8	$71.8	$78.9	0.03%
Hardway Inc and A F C Leasing, Inc	Rental and Leasing Services	Term Loan	Prime plus 2.75%	6/6/2028	$146.1	$146.1	$160.6	0.06%
Oil Palace Inc.	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	6/15/2043	$96.7	$96.7	$109.4	0.04%
Surya Hotel LLC dba Hotel Royal	Accommodation	Term Loan	Prime plus 2.75%	6/21/2028	$57.1	$57.1	$62.7	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Bio- Haz Solutions, Inc.	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/29/2043	$712.5	$712.5	$806.1	0.29%
Bio-Haz Solutions, Inc.	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/29/2028	$273.8	$273.8	$300.7	0.11%
Total SBA Guaranteed Performing Investments					$21,926.5	$21,926.5	$24,399.6	8.64%

Total SBA Unguaranteed and Guaranteed Investments					$334,245.6	$334,366.4	$329,877.8	116.86%

Controlled Investments (5) (21)
*Advanced Cyber Security Systems, LLC (6), (19)	Data processing, hosting and related services.	50% Membership Interest	—%	—	—	—	—	—%
		Term Loan	3%	December 2014	381.0	381.0	—	—%
*Automated Merchant Services, Inc. (7), (19)	Data processing, hosting and related services.	100% Common Stock	—%	—	—	—	—	—%
CDS Business Services, Inc. (8)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Common Stock	—%	—	—	4,428.0	8,000.0	2.83%
		Line of Credit	Prime plus 2.5%	August 2018	8,141.9	8,141.9	8,141.9	2.88%
		Term Loan	10%	April 2020	1,000.0	1,000.0	1,000.0	0.35%
*Newtek Technology Solutions, Inc. (11)	Data processing, hosting and related services.	100% Common Stock	—%	—	—	8,384.0	11,200.0	3.97%
*Fortress Data Management, LLC (19)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	—	—	—%
*Newtek Insurance Agency, LLC (13)	Insurance Carriers and Related Activities	100% Membership Interest	—%	—	—	65.0	2,215.0	0.78%
*PMTWorks Payroll, LLC (9)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	895.1	—	—%
		Term Loan	10%-12%	Various maturities through May 2020	2,685.0	2,685.0	—	—%
Small Business Lending, LLC (12), (19)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	—	2,100.0	0.74%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
*ADR Partners, LLC dba banc-serv Partners, LLC (12)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	6,252.9	1,433.0	0.51%
Premier Payments LLC (11)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	16,438.0	23,000.0	8.15%
International Professional Marketing, Inc. (16)	Professional, Scientific, and Technical Services	100% Common Stock	—%	—	—	4,000.0	4,000.0	1.42%
		Line of Credit	Prime plus 0.5%	April 2019	150.0	150.0	150.0	0.05%
SIDCO, LLC (16)	Professional, Scientific, and Technical Services	100% Membership Interest	—%	—	—	7,119.7	7,119.7	2.52%
		Line of Credit	Prime plus 0.5%	July 2019	375.0	375.0	375.0	0.13%
Universal Processing Services of Wisconsin, LLC (11) (19)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	—	85,000.0	30.11%
Mobil Money, LLC (17)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	3,300.0	3,300.0	1.17%
Newtek Business Lending, LLC (10)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	75.0	75.0	0.03%
Titanium Asset Management, LLC (14)	Administrative and Support Services	Term Loan	3%	December 2018	193.9	193.9	—	—%
		100% Membership Interest	—%	—	—	—	—	—%
Excel WebSolutions, LLC (15)	Data processing, hosting and related services.	Term Loan	10%	September 2018	171.9	171.9	125.2	0.04%
		50% Membership Interest	—%	—	—	—	—	—%
Total Controlled Investments					$13,098.7	$64,056.4	$157,234.8	55.70%

Non-Control/Affiliate Investments (21)
EMCAP Loan Holdings, LLC (18) (23)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	6.04% Membership Interest	—%	—	$—	$600.0	$600.0	0.21%

Investments in Money Market Funds

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
UBS Select Treasury Institutional Fund - 1.63% yield					$9.3	$9.3	$9.3	—%

Total Investments					$347,353.6	$399,032.1	$487,721.9	172.78%

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
(2) Prime Rate is equal to 4.75% as of June 30, 2018.
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
(10) 100% owned by Newtek Business Services Holdco 6, Inc. (a subsidiary of Newtek Business Services Corp.
(11) 100% owned by Newtek Business Services Holdco 1, Inc. (a subsidiary of Newtek Business Services Corp.).
(12) 100% owned by Newtek LSP Holdco, LLC (a subsidiary of Wilshire Holdings I, Inc. and Newtek Business Services Holdco 5, Inc., both subsidiaries of Newtek Business Services Corp.).
(13) 100% owned by Wilshire Holdings I, Inc. (a subsidiary of Newtek Business Services Corp.).
(14) 50% owned by Exponential Business Development Co., Inc. (a subsidiary of Newtek Business Services Corp.), 47.8% owned by The Whitestone Group, LLC (a subsidiary of Wilshire Holdings I, Inc., a subsidiary of Newtek Business Services Corp.) and 2.2% owned by Wilshire New York Advisers II, LLC (a subsidiary of Newtek Business Services Corp.).
(15) 50% owned by The Whitestone Group, LLC (a subsidiary of Wilshire Holdings I, Inc., a subsidiary of Newtek Business Services Corp.) and 50% owned by non-affiliate.
(16) 100% owned by Newtek Business Services Holdco 2, Inc. (a subsidiary of Newtek Business Services Corp.). During the year ended December 31, 2017, a portion of IPM’s business was spun off into a new wholly-owned controlled portfolio

See accompanying notes to unaudited condensed consolidated financial statements.

company, SIDCO. As a result, the underlying IPM business has not changed. The Company determined the cost basis of its investments in IPM and SIDCO to be $4,000,000 and $7,120,000, respectively.
(17) 100% owned by Newtek Business Services Holdco 4, Inc. (a subsidiary of Newtek Business Services Corp.).
(18) 6.04% owned by Wilshire Holdings I, Inc. (a subsidiary of Newtek Business Services Corp.).
(19) Zero cost basis is reflected as the portfolio company was organized by the Company and incurred internal legal costs to organize the entity and immaterial external filing fees which were expensed when incurred.
(20) All of the Company’s investments are in entities which are organized under the Laws of the United States and have a principal place of business in the United States.
(21) The fair value of the investment was determined using significant unobservable inputs.
(22) The Company’s investments generally are acquired in private transactions exempt from registration under the Securities Act and, therefore, generally are subject to limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. However, unless otherwise indicated, such securities may be sold in certain transactions (generally to qualified institutional buyers) and remain exempt from registration.
(23) Restricted security initially obtained on April 25, 2018.
(24) Under the Investment Company Act of 1940, as amended, the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. At June 30, 2018, 4.5% of total assets are non-qualifying assets.

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
Wilshire New York Partners IV, LLC (1)
Wilshire New York Partners V, LLC (1)
Wilshire Partners, LLC
Exponential Business Development Co., Inc.
Newtek LSP Holdco, LLC
Newtek Business Services Holdco 1, Inc.
Newtek Business Services Holdco 2, Inc.
Newtek Business Services Holdco 3, Inc.
Newtek Business Services Holdco 4, Inc.
Newtek Business Services Holdco 5, Inc. (formerly Banc-Serv Acquisition, Inc.)
Newtek Business Services Holdco 6, Inc.
(1) Entity was merged into The Whitestone Group, LLC in December 2017.

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

Assets related to transactions that do not meet ASC Topic 860 — Transfers and Servicing (“ASC Topic 860”) requirements for accounting sale treatment are reflected in the Company’s condensed consolidated statements of assets and liabilities as investments. Those assets are owned by the securitization trusts and are included in the Company’s condensed consolidated financial statements. The creditors of the special purpose entities have received security interests in such assets and such assets are not intended to be available to the creditors of the Company.

Distributions

Dividends and distributions to the Company's common stockholders are recorded on the declaration date. The timing and amount to be paid out as a dividend or distribution is determined by the Company's Board each quarter and is generally based upon the annual taxable earnings estimated by management.

Cash

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Invested cash is held exclusively at financial institutions of high credit quality. The Company invests cash not held in interest free checking accounts or bank money market accounts mainly in U.S. Treasury only money market instruments. As of June 30, 2018, cash deposits in excess of insured amounts totaled $6,579,000. The Company has not experienced any losses with respect to cash balances in excess of insured amounts and management does not believe there was a significant concentration of risk with respect to cash balances as of June 30, 2018.
Restricted Cash

Restricted cash includes amounts due on SBA loan-related remittances to third parties and cash reserves associated with securitization transactions. As of June 30, 2018, total restricted cash was $24,701,000.

The following table provides a reconciliation of cash and restricted cash as of June 30, 2018 and 2017 and December 31, 2017 and 2016:

	June 30, 2018	June 30, 2017	December 31, 2017	December 31, 2016
Cash	$3,575	$3,550	2,464	$2,051
Restricted cash	24,701	23,594	18,074	20,845
Cash and restricted cash	$28,276	$27,144	$20,538	$22,896

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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions, and would distribute such taxable income in the next tax year. The Company would then pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the six months ended June 30, 2018 and 2017, no U.S. federal excise taxes were due.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the net unrealized appreciation generated by the controlled investments held by the Taxable Subsidiaries. Such deferred tax liabilities amounted to $8,136,000 and $8,164,000 at June 30, 2018 and December 31, 2017, respectively, and are recorded as deferred tax liabilities on the condensed consolidated statements of assets and liabilities. The change in deferred tax liabilities is included as a component of net unrealized appreciation (depreciation) on investments in the condensed consolidated statements of operations.

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

New Accounting Standards

In February 2016, the FASB issued ASU 2016-02, “Leases,” which amends various aspects of existing accounting guidance for leases, including the recognition of a right of use asset and a lease liability for leases with a duration of greater than one year. The ASU is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those periods. Early adoption is permitted. The Company has not completed its review of the new guidance; however, the Company anticipates that upon adoption of the standard it will recognize additional assets and corresponding liabilities related to leases on its consolidated statements of assets and liabilities. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements”, which now allows entities the option of recognizing the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings in the year of adoption while continuing to present all prior periods under previous lease accounting guidance.

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
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 3—INVESTMENTS:

Investments, all of which are in portfolio companies in the United States, consisted of the following at:

	June 30, 2018		December 31, 2017
	Cost	Fair Value	Cost	Fair Value
Money market funds	$9	$9	$9	$9
Non-affiliate debt investments	334,367	329,878	310,531	303,524
Non-control/affiliate equity investments	600	600	—	—
Controlled investments:
Equity	50,958	147,443	48,835	145,400
Debt	13,098	9,792	11,063	7,756
Total investments	$399,032	$487,722	$370,438	$456,689

In May 2018, the Company invested in 100% of the membership interests of a new wholly-owned, controlled portfolio company, Mobil Money. Mobil Money then acquired a portfolio of merchant processing accounts for taxi drivers. Total consideration for the investment was $3,000,000 and consisted of $200,000 in restricted shares of Newtek common stock, $1,450,000 in cash and $1,350,000 to be paid in cash in two equal installments in 2019 and 2020 contingent on the achievement of specific net residual income levels for 2018 and 2019 related to the acquired taxi cab merchant portfolio. As of June 30, 2018, the fair value of the contingent consideration liabilities was $1,350,000 and is included in Accounts Payable, Accrued Expenses and Other Liabilities on the condensed consolidated statement of assets and liabilities.

On April 26, 2018, the Company sold 100% of its investment in the membership interests of UCS. Total cash received upon sale was $2,002,000, with an additional $500,000 received on May 3, 2018 for total cash proceeds of $2,502,000. The Company’s cost basis of the investment in UCS was $2,450,000. As a result of the sale, the Company recognized a realized gain of $52,000.

The following table shows the Company’s portfolio investments by industry at June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
	Cost	Fair Value	Cost	Fair Value
Data processing, hosting and related services	$32,396	$122,757	$29,152	$115,875
Food Services and Drinking Places	30,810	30,612	31,929	31,822
Amusement, Gambling, and Recreation Industries	24,043	25,572	21,408	22,284
Securities, Commodity Contracts, and Other Financial Investments and Related Activities	21,515	22,332	19,326	23,489
Ambulatory Health Care Services	16,498	16,194	14,863	14,537
Repair and Maintenance	17,298	18,225	13,762	14,285
Professional, Scientific, and Technical Services	29,874	30,178	31,471	31,241
Accommodation	9,723	10,198	9,602	10,253
Specialty Trade Contractors	10,573	10,150	9,768	9,032
Merchant Wholesalers, Durable Goods	8,320	8,480	6,736	6,693
Truck Transportation	17,902	16,480	20,115	19,005
Food and Beverage Stores	5,816	5,925	5,143	5,114
Construction of Buildings	7,319	7,816	5,133	5,355
Fabricated Metal Product Manufacturing	11,279	11,411	8,281	8,424
Administrative and Support Services	5,702	5,349	5,909	5,371
Social Assistance	7,532	7,874	7,393	7,549
Motor Vehicle and Parts Dealers	4,655	4,920	4,879	4,904
Food Manufacturing	10,209	7,213	9,362	6,906
Transit and Ground Passenger Transportation	5,919	5,552	5,233	4,943
Building Material and Garden Equipment and Supplies Dealers	6,635	6,736	5,752	5,750
Personal and Laundry Services	7,609	7,719	6,678	6,788
Gasoline Stations	7,928	7,855	6,646	6,409
Printing and Related Support Activities	5,144	5,040	3,867	3,606
Rental and Leasing Services	5,545	5,085	5,590	5,056
Other	88,788	88,049	82,440	81,998
Total	$399,032	$487,722	$370,438	$456,689

NOTE 4—TRANSACTIONS WITH AFFILIATED COMPANIES AND RELATED PARTY TRANSACTIONS:

Transactions with Affiliated Companies

An affiliated company is an entity in which the Company has an ownership of 5% or more of its voting securities. A controlled affiliate is an entity in which the Company owns more than 25% of its voting securities. Transactions related to our investments with controlled and non-controlled affiliated companies for the six months ended June 30, 2018 were as follows:

Portfolio Company	Fair Value at December 31, 2017	Purchases (Cost)	Principal Received	Net Realized Gains/(Losses)	Net Unrealized Gains/(Losses)	Fair Value at June 30, 2018	Interest and Other Income	Dividend Income
Controlled Investments
Universal Processing Services of Wisconsin, LLC	$80,000	$—	$—	$—	$5,000	$85,000	$—	$3,500
Premier Payments LLC	23,000	—	—	—	—	23,000	—	800
Mobil Money, LLC	—	3,300	—	—	—	3,300	—	—
Newtek Technology Solutions, Inc.	12,400	—	—	—	(1,200)	11,200	—	—
International Professional Marketing, Inc.	4,450	200	(500)	—	—	4,150	7	125
SIDCO, LLC	7,670	175	(350)	—	—	7,495	13	500
banc-serv Partners, LLC	3,430	963	—	—	(2,960)	1,433	—	—
CDS Business Services, Inc.	14,396	10,112	(7,366)	—	—	17,142	314	—
Small Business Lending, LLC	2,500	—	—	—	(400)	2,100	—	—
Newtek Insurance Agency, LLC	2,500	65	—	—	(350)	2,215	—	—
PMTWorks Payroll, LLC	—	170	—	—	(170)	—	—	—
Titanium Asset Management LLC	—	—	—	—	—	—	—	—
Excel WebSolutions, LLC	360	—	(235)	—	—	125	15	—
United Capital Source, LLC	2,450	—	(2,502)	52	—	—	—	275
Newtek Business Lending, LLC	—	75	—	—	—	75	—	—
Total Controlled Investments	$153,156	$15,060	$(10,953)	$52	$(80)	$157,235	$349	$5,200
Non-Control/Affiliate Investments
EMCAP Loan Holdings, LLC	$—	$600	$—	$—	$—	$600	$—	$10
Total Affiliate Investments	$153,156	$15,660	$(10,953)	$52	$(80)	$157,835	$349	$5,210

Related Party Transactions

Note Payable - Related Parties

In June 2015, the Company entered into the Related Party RLOC. Maximum borrowings under the Related Party RLOC were $38,000,000.

In June 2017, the Related Party RLOC was amended to increase maximum borrowings to $50,000,000. The outstanding balance bears interest at a rate equal to (a) LIBOR (with a floor of 0.50%) plus (b) 6.0% or at a rate equal to (y) the greater of the Prime Rate or 3.5% plus (z) 5.0%. At June 30, 2018, the Related Party RLOC bears interest at a rate of 8.00%. The Related Party RLOC has a maturity date of June 21, 2021. Outstanding borrowings from UPSW and NTS at June 30, 2018 under the Related Party RLOC were $16,275,000.

Interest expense incurred under the Related Party RLOC during the three months ended June 30, 2018 and 2017 was $232,000 and $31,000, respectively. Interest expense incurred under the Related Party RLOC during the six months ended June 30, 2018 and 2017 was $344,000 and $40,000, respectively.

Expenses Incurred from Controlled Portfolio Companies

The Company incurs expenses from certain controlled portfolio companies including managed technology services from NTS, loan processing and closing expenses from various related parties and payroll processing fees from NPS.

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Managed technology services	$182	$218	$360	$470
Loan related processing and auditing fees	12	41	24	37
Referral fees	6	15	93	29
Payroll processing fees	10	9	20	19
Total	$210	$283	$497	$555

Beginning in April 2016, the Company began sub-leasing portions of its office space in Lake Success, New York to certain portfolio companies. Amounts charged were as follows:

Portfolio Company	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Universal Processing Services of Wisconsin, LLC	$41	$40	$80	$71
Newtek Technology Solutions, Inc.	3	—	6	—
Small Business Lending, LLC	19	19	38	42
Newtek Insurance Agency, LLC	21	22	45	40
CDS Business Services, Inc.	16	14	32	32
Premier Payments LLC	10	11	20	25
PMTWorks Payroll, LLC	7	14	13	25
Titanium Asset Management LLC	—	3	—	7
Total	$117	$123	$234	$242

Amounts due from related parties were $3,126,000 and $2,255,000 at June 30, 2018 and December 31, 2017, respectively. Amounts due to related parties were $107,000 and zero at June 30, 2018 and December 31, 2017, respectively.

Managerial Assistance Fees from Controlled Investments

The Company offers managerial assistance to all portfolio companies and currently provides managerial assistance to certain controlled portfolio companies. Amounts are charged based on estimates of time and effort spent by certain employees providing managerial services for certain controlled portfolio companies. Fees are recorded on a quarterly basis, are recurring in nature and are charged at an arm’s length basis. The table below summarizes amounts charged to each controlled portfolio company for the six months ended June 30, 2018 and 2017. The amounts are recorded as a credit to salaries and benefits in the condensed consolidated statements of operations.

Portfolio Company	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Universal Processing Services of Wisconsin, LLC	$93	$98	$178	$213
Newtek Technology Solutions, Inc.	142	138	301	269
PMTWorks Payroll, LLC	14	22	28	45
Newtek Insurance Agency, LLC	39	51	86	103
Summit Systems and Designs, LLC (1)	—	—	—	11
Secure CyberGateway Services, LLC (1)	—	—	—	2
banc-serv Partners, LLC	60	53	114	98
Premier Payments LLC	35	41	67	96
CDS Business Services, Inc.	26	5	45	10
International Professional Marketing, Inc.	18	19	30	19
SIDCO, LLC	17	15	29	15
Mobil Money, LLC	24	—	24	—
Small Business Lending, LLC	103	88	196	194
Total	$571	$530	$1,098	$1,075

(1) Entity was dissolved in May 2018.
NOTE 5—SERVICING ASSETS:
At June 30, 2018 and December 31, 2017, servicing assets are measured at fair value. The Company earns servicing fees from the guaranteed portions of SBA 7(a) loans it originates and sells.
The following table summarizes the fair value and valuation assumptions related to servicing assets at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Fair Value	$20,663	$19,359
Discount factor (1)	13.06%	13.06%
Cumulative prepayment rate	22.50%	20.00%
Average cumulative default rate	20.00%	20.00%
(1) Determined based on risk spreads and observable secondary market transactions.
Servicing fee income earned for the three months ended June 30, 2018 and 2017 was $2,008,000 and $1,723,000, respectively. Servicing fee income earned for the six months ended June 30, 2018 and 2017 was $4,073,000 and $3,369,000, respectively.
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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the six months ended June 30, 2018 or 2017. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

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

The following tables present fair value measurements of the Company’s assets and liabilities measured at fair value and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values as of June 30, 2018 and December 31, 2017:

	Fair Value Measurements at June 30, 2018 Using:
	Total	Level 1	Level 2	Level 3
Assets:
Investments in money market funds	$9	$9	$—	$—
SBA unguaranteed non-affiliate investments	305,478	—	—	305,478
SBA guaranteed non-affiliate investments	24,400	—	24,400	—
Controlled investments	157,235	—	—	157,235
Other real estate owned (1)	716	—	716	—
Non-control/affiliate investments	600	—	—	600
Servicing assets	20,663	—	—	20,663
Total assets	$509,101	$9	$25,116	$483,976
Liabilities:
Contingent consideration liabilities (2)	$1,801	$—	$—	$1,801

(1) Included in Other Assets on the Condensed Consolidated Statements of Assets and Liabilities

(2) Included in Accounts Payable, Accrued Expenses and Other Liabilities on the Condensed Consolidated Statements of Assets and Liabilities

The change in unrealized appreciation (depreciation) included in the condensed consolidated statements of operations attributable to Level 3 investments held at June 30, 2018 includes $2,694,000 in unrealized appreciation on SBA unguaranteed non-affiliate investments, $80,000 in unrealized depreciation on controlled investments and $2,078,000 in unrealized depreciation on servicing assets.

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

(1) Included in Other Assets on the Condensed Consolidated Statements of Assets and Liabilities

(2) Included in Accounts Payable, Accrued Expenses and Other Liabilities on the Condensed Consolidated Statements of Assets and Liabilities

The following table represents the changes in investments, servicing assets and liabilities measured at fair value using Level 3 inputs for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30, 2018
	SBA Unguaranteed Investments	Controlled Investments	Servicing Assets	Non-Control/Affiliate Investments	Contingent Consideration Liabilities
Fair value, December 31, 2017	$278,034	$153,156	$19,359	$—	$913
Net change in unrealized appreciation (depreciation)	2,694	(80)	(2,078)	—	—
Realized gain (loss)	(944)	52	—	—	—
SBA unguaranteed non-affiliate investments, funded	46,842	—	—	—	—
Foreclosed real estate acquired	(735)	—	—	—	—
Purchase of investments	—	15,060	—	600	—
Sale of investment	—	(2,502)	—	—	—
Record fair value of contingent consideration liabilities	—	—	—	—	1,350
Change in fair value of contingent consideration liabilities	—	—	—	—	17
Payment of contingent consideration	—	—	—	—	(479)
Net accretion of premium/discount	(15)	—	—	—	—
Principal payments received on debt investments	(20,398)	(8,451)	—	—	—
Additions to servicing assets	—	—	3,382	—	—
Fair value, June 30, 2018	$305,478	$157,235	$20,663	$600	$1,801

	Six Months Ended June 30, 2017
	SBA Unguaranteed Investments	Controlled Investments	Servicing Assets	Non-Control/Non-Affiliate Investments	Contingent Consideration Liabilities
Fair value, December 31, 2016	$211,471	$121,302	$16,246	$904	$—
Net change in unrealized appreciation (depreciation)	1,261	(1,743)	(969)	—	—
Realized loss	(43)	—	—	—	—
SBA unguaranteed non-affiliate investments, funded	37,798	—	—	—	—
Foreclosed real estate acquired	(62)	—	—	—	—
Purchase of investments	—	23,149	—	3,255	—
Transfer of Excel WebSolutions, LLC from Non-control/Non-affiliate to Controlled Investments	—	904		(904)	—
Purchase of loan portfolio	175	—	—	—	—
Return of investment	—	(50)	—	—	—
Net accretion of premium/discount	20	—	—	—	—
Purchase of loan from SBA	3,821	—	—	—	—
Record fair value of contingent consideration liabilities	—	—	—	—	1,368
Principal payments received on debt investments	(14,684)	(6,557)	—	—
Additions to servicing assets	—	—	2,847	—
Fair value, June 30, 2017	$239,757	$137,005	$18,124	$3,255	$1,368

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements as of June 30, 2018 and December 31, 2017. In addition to the techniques and inputs noted in the table below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements at June 30, 2018 and December 31, 2017.

					Range
	Fair Value as of June 30, 2018	Valuation Techniques	Unobservable Input	Weighted Average	Minimum	Maximum
Assets:
SBA unguaranteed non-affiliate investments - performing loans	$291,355	Discounted cash flow	Market yields	6.20%	6.20%	6.20%
SBA unguaranteed non-affiliate investments - non-performing loans	$14,123	Discounted cash flow	Market yields	6.44%	6.44%	6.44%
Controlled equity investments (A)	$144,068	Market comparable companies	EBITDA multiples (B)	8.00x	3.49x	9.59x
		Market comparable companies	Revenue multiples (B)	1.24x	0.22x	3.06x
		Discounted cash flow	Weighted average cost of capital (B)	12.90%	11.40%	22.20%
	$3,375	Recent transaction	N/A	N/A	N/A	N/A
Controlled debt investments	$9,667	Discounted cash flow	Market yields	7.38%	5.25%	7.50%
	$125	Liquidation value	Asset value	N/A	N/A	N/A
Non-control/affiliate investments	$600	Liquidation value	Asset value	N/A	N/A	N/A
Servicing assets	$20,663	Discounted cash flow	Market yields	13.06%	13.06%	13.06%
Liabilities:
Contingent consideration liabilities	$1,801	Discounted cash flow	Projected EBITDA and probability of achievement	N/A	N/A	N/A

(A) In determining the fair value of the Company’s controlled equity investments as of June 30, 2018, the proportion of the market comparable companies valuation technique and the discounted cash flow valuation technique were 46.0% and 54.0%, respectively, on a weighted average basis.

(B) The Company valued $132,535,000 of investments using an equal weighting of EBITDA and revenue multiples in the overall valuation approach which included the use of market comparable companies. The Company valued $11,533,000 of investments using only discounted cash flows.

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

NOTE 7—BORROWINGS:

At June 30, 2018 and December 31, 2017, the Company had borrowings comprised of the following:

	June 30, 2018			December 31, 2017
	Commitments	Borrowings Outstanding	Weighted Average Interest Rate	Commitments	Borrowings Outstanding	Weighted Average Interest Rate
Capital One line of credit - guaranteed (1)	$100,000	$31,000	4.25%	$100,000	$—	—%
Capital One line of credit - unguaranteed (1)	—	—	5.25%	—	—	—%
Notes due 2021	—	—	—%	40,250	39,114	7.00%
Notes due 2022	8,324	7,977	7.50%	8,324	7,936	7.50%
Notes due 2023	57,500	55,326	6.25%	—	—	—%
Notes payable - related parties	50,000	16,275	8.00%	50,000	7,001	7.69%
Notes payable - Securitization Trusts	143,094	140,372	4.67%	165,432	162,201	4.10%
Total	$358,918	$250,950	5.28%	$364,006	$216,252	4.87%

(1) Total combined commitments of the guaranteed and unguaranteed lines of credit were $100,000,000 at June 30, 2018 and December 31, 2017.

Outstanding borrowings under the 2022 Notes, 2021 Notes, 2023 Notes and Notes payable - Securitization Trusts consisted of the following:

	June 30, 2018			December 31, 2017
	Notes Due 2022	Notes Due 2023	Notes Payable- Securitization Trusts	Notes Due 2022	Notes Due 2021	Notes Payable- Securitization Trusts
Principal	$8,324	$57,500	$143,094	$8,324	$40,250	$165,432
Unamortized deferred financing costs	(347)	(2,174)	(2,722)	(388)	(1,136)	(3,231)
Net carrying amount	$7,977	$55,326	$140,372	$7,936	$39,114	$162,201

At June 30, 2018 and December 31, 2017, the carrying amount of the Company’s borrowings under the Capital One lines of credit, Notes payable - related parties and Notes payable - Securitization Trusts, approximates fair value due to their variable interest rates.

The fair values of the fixed rate 2022 Notes and 2023 Notes are based on the closing public share price on the date of measurement. On June 30, 2018, the closing price of the 2022 Notes was $26.08 per note, or $8,685,000. On June 30, 2018, the closing price of the 2023 Notes was $25.90 per note, or $59,570,000. These borrowings are not recorded at fair value on a recurring basis.
Total interest expense including unused line fees and amortization of deferred financing costs related to borrowings for the three months ended June 30, 2018 and 2017 was $3,787,000 and $2,612,000, respectively. Total interest expense including unused line fees and amortization of deferred financing costs related to borrowings for the six months ended June 30, 2018 and 2017 was $7,294,000 and $5,137,000, respectively.

Notes Due 2023

On February 21, 2018, the Company closed a public offering of $50,000,000 in aggregate principal amount of its 2023 Notes. The 2023 Notes will mature on March 1, 2023 and may be redeemed in whole or in part at any time or from time to time at Newtek’s option on or after March 1, 2020. The 2023 Notes bear interest at a rate of 6.25% per year payable quarterly on March 1, June 1, September 1 and December 1, of each year, beginning June 1, 2018. In February 2018, the underwriters exercised their option to purchase an additional $7,500,000 in aggregate principal amount of the 2023 Notes. Total net proceeds received after deducting underwriters’ discount and expenses was $55,176,000. The 2023 Notes are listed on the Nasdaq Global Market under the trading symbol “NEWTI”. A portion of the proceeds were used to redeem the outstanding 2021 Notes. As a result of the redemption of the 2021 Notes, the Company recorded a $1,059,000 loss on extinguishment of debt during the six months ended June 30, 2018, equivalent to the balance of unamortized deferred financing costs as of the Redemption Date.
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

As a result of a prior litigation with the Federal Trade Commission (the “FTC”), UPSW voluntarily entered into, and is presently operating under, a Permanent Injunction with respect to certain of its business practices.
Guarantees
The Company is a guarantor on the Sterling Receivable and Inventory Facility at NBCS. Maximum borrowings under the Sterling Receivable and Inventory Facility are $22,500,000. The Sterling Receivable and Inventory Facility matures in February 2019 and automatically renews annually. At June 30, 2018, total principal owed by NBCS was $15,120,000. In addition, the Company deposited $750,000 to collateralize the guarantee. At June 30, 2018, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is also a guarantor on the Sterling 504 Facility at NBCS. Maximum borrowings under the Sterling 504 Facility are $35,000,000, depending upon syndication. The Sterling 504 Facility matures in August 2018. At June 30, 2018, total principal owed by NBCS was $14,777,000. At June 30, 2018, the Company determined that it is not probable that payments would be required to be made under the guarantee. On May 1, 2018, NBCS reached an agreement with Sterling to increase maximum borrowings under the Sterling 504 Facility to $40,000,000 with the potential to increase maximum borrowings to $100,000,000.

The Company is a guarantor on the Goldman Facility, a term loan facility between UPSW, NTS, Premier, BSP and SBL with Goldman Sachs with an aggregate principal amount up to $50,000,000. The Goldman Facility matures in June 2021. At June 30, 2018, total principal outstanding was $40,000,000. At June 30, 2018, the Company determined that it is not probable that payments would be required to be made under the guarantee.

Unfunded Commitments

At June 30, 2018, the Company had $3,684,000 of unfunded commitments in connection with its investment in NBCS. The Company will fund these commitments from the same sources it uses to fund its other investment commitments.

At June 30, 2018, the Company had $10,191,000 of unfunded commitments in connection with its SBA 7(a) non-affiliate investments related to portions of loans originated which are partially funded. The Company will fund these commitments from the same sources it uses to fund its other investment commitments.

At June 30, 2018, the Company had $400,000 of unfunded commitments in connection with its investment in EMCAP. On April 25, 2018 the Company made an investment of $600,000 for a 6.04% membership interest in EMCAP. The Company has committed to invest an additional $400,000, for a total investment of $1,000,000. The Company will fund this commitment from the same sources it uses to fund its other investment commitments.

NOTE 9—FINANCIAL HIGHLIGHTS:

The financial highlights for the Company are as follows:

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Per share data (1)
Net asset value at beginning of period	$15.08	$14.30
Net investment loss	(0.26)	(0.22)
Net realized gain on investments	1.09	1.04
Net unrealized appreciation on investments	0.13	(0.03)
Net unrealized depreciation on servicing assets	(0.11)	(0.06)
Change in deferred taxes	—	0.03
Net increase in net assets resulting from operations	0.85	0.76
Dividends to common stockholders from net investment income	(0.82)	(0.36)
Distributions to common stockholders from capital gains	—	(0.40)
Total dividends paid	(0.82)	(0.76)
Stock-based compensation expense	0.01	0.04
Accretive effect of stock offerings (issuing shares above NAV per share)	0.01	—
Dilutive effect of restricted stock awards	(0.08)	—
Other (5)	0.01	0.02
Net asset value at end of period	$15.06	$14.36

Per share market value at end of period	$19.91	$16.29
Total return based on market value (3)(6)	12.11%	7.23%
Total return based on average net asset value (3)(4)(6)	5.31%	11.47%
Shares outstanding at end of period (in thousands)	18,745	17,432

Ratios/Supplemental Data:
Net assets at end of period	$282,280	$250,244
Ratio of expenses to average net assets (2)	19.54%	19.74%
Ratio of net investment loss to average net assets (2)	(3.50)%	(3.29)%
Portfolio turnover	54.83%	52.63%
Average debt outstanding	$238,600	$187,485
Average debt outstanding per share	$12.73	$10.76
Asset coverage ratio (7)	210%	223%

(1) Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2) Annualized for the six months ended June 30, 2018.
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
(6) Not annualized.
(7) Calculated based on $256,193,000 of senior securities outstanding at June 30, 2018.

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

The Board approves the issuance of shares of restricted stock to employees and directors pursuant to the Equity Incentive Plan. These shares generally vest over a one to three year period from the grant date. The fair value is expensed over the service period, starting on the grant date. The following table summarizes the restricted stock issuances under the Equity Incentive Plan, net of shares forfeited, if any, and the remaining shares of restricted stock available for issuance as of June 30, 2018.

Restricted Stock authorized under the plan (1)	1,500,000
Less net restricted stock granted during:
Year ended December 31, 2016	(120,933)
Year ended December 31, 2017	(5,007)
Six months ended June 30, 2018	(93,568)
Restricted stock available for issuance as of June 30, 2018	1,280,492

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

For the three months ended June 30, 2018 and 2017, the Company recognized total stock-based compensation expense of $176,000 and $367,000, respectively. For the six months ended June 30, 2018 and 2017 the Company recognized total stock-based compensation expense of $241,000 and $752,000, respectively.

As of June 30, 2018, there was $1,575,000 of total unrecognized compensation expense related to unvested restricted shares. This compensation expense is expected to be recognized over a remaining weighted-average period of approximately 2.60 years as of June 30, 2018.

NOTE 11—COMMON STOCK:

The following table summarizes the total shares issued and proceeds received net of underwriting and offering costs in public offerings of the Company’s common stock since conversion to a BDC (excludes ATM transaction discussed separately below):

		Year Ended
	Six Months Ended June 30, 2018	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014
Shares issued	—	2,587,500	—	2,300,000	2,530,000
Offering price per share	$—	$15.25	$—	$16.50	$12.50
Proceeds net of underwriting discounts and offering costs	$—	$37,042	$—	$35,290	$27,883

In January 2017 the Company priced a public offering of 2,250,000 shares of its common stock at a public offering price of $15.25 per share. The Company also sold an additional 337,500 shares of its common stock at a public offering price of $15.25 per share pursuant to the underwriter’s full exercise of the over-allotment option.

ATM Program

On March 20, 2017, the Company entered into an ATM Equity Distribution Agreement. The ATM Equity Distribution Agreement provides that the Company may offer and sell up to 2,900,000 shares of common stock from time to time through the Placement Agents. On September 6, 2017, the Company entered into an amended ATM Equity Distribution Agreement for the purpose of adding D.A. Davidson as placement agent. During the six months ended June 30, 2018, the Company sold 161,113 shares of its common stock at a weighted average price of $18.40 per share resulting in net proceeds of $2,904,000. During the year ended December 31, 2017 the Company sold 1,139,181 shares of its common stock at a weighted average price of $17.58 per share resulting in net proceeds of $19,620,000. As of June 30, 2018, there were 1,599,706 shares of common stock available for sale under the ATM Equity Distribution Agreement.

The Company used the net proceeds for funding investments in debt and equity securities in accordance with its investment objective and strategies.

NOTE 12—EARNINGS PER SHARE:

The following table summarizes the calculations for the net increase in net assets resulting from operations per common share for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Net increase in net assets resulting from operations	$7,621	$6,930	$15,733	$12,835
Weighted average shares outstanding	18,680	17,345	18,588	16,867
Net increase in net assets resulting from operations per common share	$0.41	$0.40	$0.85	$0.76

NOTE 13—DIVIDENDS AND DISTRIBUTIONS:

The Company’s dividends and distributions are recorded on the declaration date. The following table summarizes the Company’s dividend declarations and distributions during the six months ended June 30, 2018 and 2017.

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
June 30, 2018
January 18, 2018	March 20, 2018	March 30, 2018	$0.40	$7,202	10	$168
May 11, 2018	June 15, 2018	June 29, 2018	$0.42	$7,637	9	$178

June 30, 2017
March 6, 2017	March 20, 2017	March 31, 2017	$0.36	$6,062	6	$89
May 4, 2017	May 31, 2017	June 30, 2017	$0.40	$6,804	7	$112
During the six months ended June 30, 2018, an additional 5,200 shares valued at $97,000 were issued related to dividends from unvested restricted stock awards.
NOTE 14—SUPPLEMENTAL FINANCIAL DATA:
Summarized Financial Information of Our Unconsolidated Subsidiaries

The Company holds a controlling interest, as defined by the 1940 Act in portfolio companies that are not consolidated in the Company’s condensed consolidated financial statements. Below is a brief description of a portfolio company that is required to have supplemental disclosure incorporated in our financial statements in accordance with Regulation S-X section 4-08(g), along with summarized financial information as of June 30, 2018 and 2017.

Universal Processing Services of Wisconsin, LLC

UPSW markets credit and debit card processing services, check approval services and ancillary processing equipment and software to merchants who accept credit cards, debit cards, checks and other non-cash forms of payment.

The summarized financial information of our unconsolidated subsidiary is as follows:

Balance Sheets - Universal Processing Services of Wisconsin, LLC	As of June 30, 2018	As of December 31, 2017
Current assets	$9,606	$17,005
Noncurrent assets	17,448	9,806
Total assets	$27,054	$26,811
Current liabilities	3,730	4,107
Noncurrent liabilities	29,950	29,857
Total liabilities	$33,680	$33,964
Total deficit	$(6,626)	$(7,153)

Statements of Income - Universal Processing Services of Wisconsin, LLC	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Revenue	$30,224	$28,724	$58,780	$55,760
Expenses	27,485	26,615	53,462	51,634
Income from operations	$2,739	$2,109	$5,318	$4,126
Interest (expense) income, net	(428)	(386)	(962)	(787)
Income before tax	$2,311	$1,723	$4,356	$3,339

The Company recorded the following related to its investment in UPSW:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Dividend income	$1,750	$1,750	$3,500	$3,500
Unrealized appreciation	$—	$—	$5,000	$1,000

NOTE 15—SUBSEQUENT EVENTS:

Common Stock

On July 3, 2018, the Company entered into the First Supplement to the Amended and Restated Equity Distribution Agreement with JMP Securities, LLC, Compass Point Research & Trading, LLC, D.A. Davidson and Ladenburg Thalman & Co., Inc. From July 1, 2018 through August 8, 2018 the Company sold 47,292 shares of its common stock at a weighted average price of $20.50 per share under the ATM Equity Distribution Agreement. Proceeds, net of offering costs and expenses were $950,000. As of August 8, 2018, there were 1,552,414 shares of common stock available for sale under the ATM Equity Distribution Agreement.

Other Events

On April 27, 2018, the Company announced that its Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved application to the Company of the asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as modified by the Small Business Credit Availability Act. As a result, the Company’s asset coverage requirements for senior securities were to change from 200% to 150%, effective April 27, 2019. However, at the Company’s special meeting of shareholders, held on July 26, 2018, its shareholders approved, among other things, the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, the Company’s asset coverage requirements for senior securities were reduced from 200% to 150%, effective July 27, 2018.

As of August 8, 2018, the Company had $257,409,000 of senior securities outstanding and an asset coverage ratio of 210%. For a discussion of the principal risk factors associated with these senior securities, see Item 1A. Risk Factors of this quarterly report on Form 10-Q.

In addition, during the July 26, 2018 Special Meeting of Shareholders, the Company’s shareholders approved a proposal to authorize flexibility for the Company, with approval of its Board, to sell shares of its Common Stock (during the next 12 months) at a price below its then current NAV per share subject to certain conditions as set forth in the proxy statement for the Special Meeting (including that the cumulative number of shares sold does not exceed 20% of its then outstanding common stock immediately prior to each such sale).

On July 31, 2018, NBL SPV I, LLC (the “Borrower”), a wholly-owned subsidiary of NBL, a wholly owned portfolio company of the Company, entered into a Revolving Credit and Security Agreement (the “Credit Agreement”), among the Borrower, SBL (as servicer), U.S. Bank National Association (as backup servicer), the Lenders from time to time party to the Credit Agreement, and Capital One, as administrative agent for itself and for the Lenders and the other Secured Parties (as such terms are defined in the Credit Agreement). Pursuant to the terms of the Credit Agreement, the Lenders established a line of credit in favor of the Borrower in the maximum original principal amount of $75,000,000, as such amounts may be increased from time-to-time up to a maximum of $150,000,000 pursuant to and under the Credit Agreement. Additionally, on that same date, the Company entered into a Guaranty of Payment and Performance (the “Guaranty”) in favor of (i) Capital One, in its capacity as administrative agent and (ii) the Lenders. Pursuant to the terms of the Guaranty, the Company has unconditionally guaranteed the prompt and unconditional payment of all of the Borrower’s obligations under the Credit Agreement, including all advances under the Credit Agreement.

Newtek Business Services Corp. and Subsidiaries
Schedule of Investments In and Advances to Affiliates
Six Months Ended June 30, 2018

Portfolio Company	Type of Investment (1)	Amount of Realized Gain (Loss)	Amount of Unrealized Appreciation (Depreciation)	Amount of Interest or Dividends Credited to Income (3)	Fair Value at December 31, 2017	Gross Additions (4)	Gross Reductions (5)	Fair Value at June 30, 2018
Advanced Cyber Security Systems, LLC	50% Membership Interest (2)	$—	$—	$—	$—	$—	$—	$—
	Term Loan (3%) (2)	—	—	—	—	—	—	—

Automated Merchant Services, Inc.	100% Common Stock (2)	—	—	—	—	—	—	—

CDS Business Services, Inc.	100% Common Stock	—	—	—	8,000	—	—	8,000
	Line of Credit (Prime + 2.5%) (6)	—	—	296	6,396	9,112	(7,366)	8,142
	Term Loan (10%)			18	—	1,000	—	1,000

Newtek Technology Solutions, Inc.	100% Common Stock (2)	—	(1,200)	—	12,400	—	(1,200)	11,200

Fortress Data Management, LLC	100% Membership Interest (2)	—	—	—	—	—	—	—

Newtek Insurance Agency, LLC	100% Membership Interest (2)	—	(350)	—	2,500	65	(350)	2,215

PMTWorks Payroll, LLC	100% Membership Interest (2)	—	(170)	—	—	170	(170)	—
	Term Loans (10%-12%) (2)	—	—	—	—	—	—	—

Small Business Lending, LLC	100% Membership Interest (2)	—	(400)	—	2,500	—	(400)	2,100

banc-serv Partners, LLC	100% Membership Interest (2)	—	(2,960)	—	3,430	963	(2,960)	1,433

Premier Payments LLC	100% Membership Interest	—	—	800	23,000	—	—	23,000

International Professional Marketing, Inc.	100% Common Stock	—	—	125	4,000	—	—	4,000

Portfolio Company	Type of Investment (1)	Amount of Realized Gain (Loss)	Amount of Unrealized Appreciation (Depreciation)	Amount of Interest or Dividends Credited to Income (3)	Fair Value at December 31, 2017	Gross Additions (4)	Gross Reductions (5)	Fair Value at June 30, 2018
	Line of Credit (Prime + 0.5%) (6)	—	—	7	450	200	(500)	150

SIDCO, LLC	100% Membership Interest	—	—	500	7,120	—	—	7,120
	Line of Credit (Prime + 0.5%) (6)	—	—	13	550	175	(350)	375

Universal Processing Services of Wisconsin, LLC	100% Membership Interest	—	5,000	3,500	80,000	5,000	—	85,000

United Capital Source, LLC	100% Membership Interest	52	—	275	2,450	—	(2,450)	—

Titanium Asset Management, LLC	100% Membership Interest (2)	—	—	—	—	—	—	—
	Term Loans (3%) (2)	—	—	—	—	—	—	—

Newtek Business Lending, LLC	100% Membership Interest (2)	—	—	—	—	75	—	75

Mobil Money, LLC	100% Membership Interest (2)	—	—	—	—	3,300	—	3,300

Excel WebSolutions LLC	Term Loans (10%)	—	—	15	360	—	(235)	125
	50% Membership Interest (2)	—	—	—	—	—	—	—

Total Controlled Investments		$52	$(80)	$5,549	$153,156	$20,060	$(15,981)	$157,235
Non-Control/Affiliate Investments
EMCAP Loan Holdings, LLC	6.04% Membership Interest	$—	$—	$10	$—	$600	$—	$600
Total Affiliate Investments		$52	$(80)	$5,559	$153,156	$20,660	$(15,981)	$157,835

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
(6) Index based floating rate debt investments bear interest at rate of Prime plus a contractual spread which typically resets monthly. At June 30, 2018, the Prime rate was 5.00%.

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
Executive Overview

We are a leading national non-bank lender and own and control certain portfolio companies under the Newtek® brand (our “controlled portfolio companies,” as defined below) that provide a wide range of business and financial products to SMBs. Newtek's and its portfolio companies’ products and services include: Business Lending, including origination of SBA 7(a) and SBA 504 loans, Electronic Payment Processing, Managed Technology Solutions (Cloud Computing), Technology Consulting, eCommerce, Accounts Receivable and Inventory Financing, The Newtek Advantage, personal and commercial Insurance Services, Web Services, Data Backup, Storage and Retrieval, and Payroll and Benefits Solutions to SMB accounts nationwide across all industries. We have an established and reliable platform that is not limited by client size, industry type, or location. As a result, we believe we have a strong and diversified client base across every state in the U.S. and across a variety of different industries. In addition, we have developed a financial and technology based business model that enables us and our controlled portfolio companies to acquire and process our SMB clients in a very cost effective manner. This capability is supported in large part by NewTracker®, our patented prospect management technology software, which is similar to, but we believe better than, the system popularized by Salesforce.com. We believe that this technology and business model distinguishes us from our competitors.

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
Wilshire New York Partners IV, LLC (1)
Wilshire New York Partners V, LLC (1)
Wilshire Partners, LLC
Exponential Business Development Co., Inc.
Newtek LSP Holdco, LLC
Newtek Business Services Holdco 1, Inc.
Newtek Business Services Holdco 2, Inc.
Newtek Business Services Holdco 3, Inc.
Newtek Business Services Holdco 4, Inc.
Newtek Business Services Holdco 5, Inc. (formerly Banc-Serv Acquisition, Inc.)
Newtek Business Services Holdco 6, Inc.
(1) Entity was merged into The Whitestone Group, LLC in December 2017.

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
Guarantees
The Company is a guarantor on the Sterling Receivable and Inventory Facility at NBCS. Maximum borrowings under the Sterling Receivable and Inventory Facility are $22,500,000. The Sterling Receivable and Inventory Facility matures in February 2019 and automatically renews annually. At June 30, 2018, total principal owed by NBCS was $15,120,000. In addition, the Company deposited $750,000 to collateralize the guarantee. At June 30, 2018, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is also a guarantor on the Sterling 504 Facility at NBCS. Maximum borrowings under the Sterling 504 Facility are $35,000,000, depending upon syndication. The Sterling 504 Facility matures in August 2018. At June 30, 2018, total principal owed by NBCS was $14,777,000. At June 30, 2018, the Company determined that it is not probable that payments would be required to be made under the guarantee. On May 1, 2018, NBCS reached an agreement with Sterling to increase maximum borrowings under the Sterling 504 Facility to $40,000,000 with the potential to increase maximum borrowings to $100,000,000.

The Company is a guarantor on the Goldman Facility, a term loan facility between UPSW, NTS, Premier, BSP and SBL with Goldman Sachs with an aggregate principal amount up to $50,000,000. The Goldman Facility matures in June 2021. At June 30, 2018, total principal outstanding was $40,000,000. At June 30, 2018, the Company determined that it is not probable that payments would be required to be made under the guarantee.

Loan Portfolio Asset Quality and Composition
The following tables set forth distribution by business type of the Company’s SBA 7(a) loan portfolio at June 30, 2018 and December 31, 2017, respectively (in thousands):
As of June 30, 2018

Distribution by Business Type
Business Type	# of Loans	Balance	Average Balance	% of Balance
Existing Business	1,383	$257,851	$186	82.5%
Business Acquisition	203	40,044	197	12.8%
Start-Up Business	154	14,545	94	4.7%
Total	1,740	$312,440	$180	100.0%
As of December 31, 2017

Distribution by Business Type
Business Type	# of Loans	Balance	Average Balance	% of Balance
Existing Business	1,240	$235,416	$190	81.8%
Business Acquisition	188	37,935	202	13.2%
Start-Up Business	144	14,339	100	5.0%
Total	1,572	$287,690	$183	100.0%
The following tables set forth distribution by borrower’s credit score of the Company’s SBA 7(a) loan portfolio at June 30, 2018 and December 31, 2017, respectively (in thousands):
As of June 30, 2018

Distribution by Borrower Credit Score
Credit Score	# of Loans	Balance	Average Balance	% of Balance
500 to 550	23	$3,323	$144	1.1%
551 to 600	54	14,481	268	4.6%
601 to 650	248	48,817	197	15.6%
651 to 700	517	96,564	187	30.9%
701 to 750	521	90,215	173	28.9%
751 to 800	324	53,959	167	17.3%
801 to 850	46	4,259	93	1.4%
Not available	7	822	117	0.2%
Total	1,740	$312,440	$180	100.0%

As of December 31, 2017

Distribution by Borrower Credit Score
Credit Score	# of Loans	Aggregate Balance	Average Balance	% of Balance
500 to 550	20	$3,261	$163	1.1%
551 to 600	50	12,614	252	4.4%
601 to 650	225	45,608	203	15.8%
651 to 700	464	89,345	193	31.0%
701 to 750	472	84,783	180	29.5%
751 to 800	291	46,567	160	16.2%
801 to 850	41	3,633	89	1.3%
Not available	9	1,879	209	0.7%
Total	1,572	$287,690	$183	100.0%
The following tables set forth distribution by primary collateral type of the Company’s SBA 7(a) loan portfolio at June 30, 2018 and December 31, 2017, respectively (in thousands):
As of June 30, 2018

Distribution by Primary Collateral Type
Collateral Type	# of Loans	Balance	Average Balance	% of Balance
Commercial Real Estate	806	$180,078	$223	57.6%
Machinery and Equipment	287	48,174	168	15.4%
Residential Real Estate	345	27,904	81	8.9%
Other	86	31,201	363	10.0%
Accounts Receivable and Inventory	149	21,334	143	6.8%
Liquid Assets	13	615	47	0.2%
Furniture and Fixtures	17	2,085	123	0.7%
Unsecured	37	1,049	28	0.4%
Total	1,740	$312,440	$180	100.0%
As of December 31, 2017

Distribution by Primary Collateral Type
Collateral Type	# of Loans	Aggregate Balance	Average Balance	% of Balance
Commercial Real Estate	747	$168,063	$225	58.4%
Machinery and Equipment	253	46,366	183	16.1%
Residential Real Estate	317	25,789	81	9.0%
Other	75	28,398	379	9.9%
Accounts Receivable and Inventory	121	15,499	128	5.4%
Liquid Assets	12	625	52	0.2%
Unsecured	34	1,080	32	0.4%
Furniture and Fixtures	13	1,870	144	0.6%
Total	1,572	$287,690	$183	100.0%

The following tables set forth distribution by days delinquent of the Company’s SBA 7(a) loan portfolio at June 30, 2018 and December 31, 2017, respectively (in thousands):
As of June 30, 2018

Distribution by Days Delinquent
Delinquency Status	# of Loans	Balance	Average Balance	% of Balance
Current	1,546	$261,148	$169	83.6%
1 to 30 days	38	8,514	224	2.7%
31 to 60 days	29	13,151	453	4.2%
61 to 90 days	17	4,095	241	1.3%
91 days or greater	110	25,532	232	8.2%
Total	1,740	$312,440	$180	100.0%
As of December 31, 2017

Distribution by Days Delinquent
Delinquency Status	# of Loans	Aggregate Balance	Average Balance	% of Balance
Current	1,419	$249,960	$176	86.9%
1 to 30 days	43	12,009	279	4.2%
31 to 60 days	11	2,049	186	0.7%
61 to 90 days	1	475	475	0.2%
91 days or greater	98	23,197	237	8.0%
Total	1,572	$287,690	$183	100.0%
Consolidated Results of Operations

As a BDC and a RIC, we are subject to certain constraints on our operations, including limitations imposed by the 1940 Act and the Code.
Comparison of the three months ended June 30, 2018 and 2017
Investment Income

(in thousands)	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Change
Investment income:
Interest income	$5,703	$4,756	$947
Dividend income	2,585	2,475	110
Servicing income	2,008	1,723	285
Other income	1,108	950	158
Total investment income	$11,404	$9,904	$1,500
Interest Income
The increase in interest income was attributable to the average outstanding performing portfolio of SBA non-affiliate investments increasing to $276,878,000 from $220,691,000 for the three months ended June 30, 2018 and 2017, respectively, combined with an increase in the Prime Rate from 4.00% to 4.75% over the twelve month period. The increase in the average outstanding performing portfolio resulted from the origination of new SBA non-affiliate investments period over period. We also recognized an additional $399,000 of interest income period over period from holding SBA guaranteed loans. During the three months ended June 30, 2017, we recognized $852,000 of interest income related to accrued non-performing interest owed by one borrower that paid their accrued interest balance in full.
Dividend Income

(in thousands)	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Change
Universal Processing Services of Wisconsin, LLC	$1,750	$1,750	$—
Premier Payments LLC	400	375	25
International Professional Marketing, Inc.	125	350	(225)
SIDCO, LLC	250	—	250
United Capital Source LLC	50	—	50
EMCAP Loan Holdings, LLC	10	—	10
Total dividend income	$2,585	$2,475	$110

Dividend income increased $100,000 period over period based on portfolio company financial results. During the three months ended June 30, 2018, we earned $375,000 and $50,000 of dividend income from IPM and SIDCO (combined) and UCS, respectively, all wholly-owned controlled portfolio companies that we invested in in April 2017 and October 2017, respectively. Dividend income is dependent on portfolio company earnings. Current quarter dividend income may not be indicative of future period dividend income. See Note 3 for the discussion on the sale of the UCS investment.
NSBF Servicing Portfolio and Related Servicing Income
The following table represents the NSBF originated servicing portfolio and servicing income earned for the three months ended June 30, 2018 and 2017:

(in thousands):	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Change
Total NSBF originated servicing portfolio (1)	$1,328,824	$1,054,583	$274,241
Total servicing income earned	$2,008	$1,723	$285
(1) Of this amount, the total average NSBF originated portfolio earning servicing income was $949,629,000 and $755,690,000 for the three months ended June 30, 2018 and 2017, respectively.
The increase in servicing income was attributable to the increase in total portfolio investments for which we earn servicing income. The portfolio earning servicing income increased $193,939,000 period over period. The increase was attributable to an increase in SBA 7(a) non-affiliate investments period over period.
Other Income

Other income relates primarily to legal, packaging, prepayment, and late fees earned from SBA 7(a) loans. The increase was related to an increase in legal, prepayment and packaging fees earned as a result of the larger dollar volume of loans originated.

Expenses:

(in thousands)	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Change
Expenses:
Salaries and benefits	$5,212	$4,980	$232
Interest	3,792	2,617	1,175
Depreciation and amortization	116	96	20
Professional fees	587	602	(15)
Origination and servicing	2,168	1,269	899
Change in fair value of contingent consideration liabilities	7	—	7
Other general and administrative costs	1,656	2,020	(364)
Total expenses	$13,538	$11,584	$1,954
Salaries and Benefits

The $232,000 net increase in salaries and benefits was the result of an increase of $422,000 in salaries and benefits resulting from an increase in headcount at NSBF, offset by a decrease in stock-based compensation expense of $190,000, period over period. The additional headcount relates primarily to employees performing loan processing, loan closing, or loan servicing functions as a result of the increase in loan originations.
Interest Expense
The following is a summary of interest expense by facility for the three months ended June 30, 2018 and 2017:

(in thousands)	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Change
Notes payable - Securitization Trusts	$2,108	$1,391	$717
Bank notes payable	261	222	39
Notes due 2022	177	177	—
Notes due 2021	—	791	(791)
Notes due 2023	1,009	—	1,009
Notes payable - related parties	232	31	201
Other	5	5	—
Total interest expense	$3,792	$2,617	$1,175

The increase in interest expense period over period is primarily related to interest from the Notes payable - Securitization Trusts, 2023 Notes and Notes payable - related parties. The increase from Notes payable - Securitization Trusts was the result of an additional securitization transaction completed in December 2017. We recognized $1,009,000 of interest expense attributable to the 2023 Notes, offset by the decrease in interest expense related the 2021 Notes of $791,000 as a result of our redemption of $40,250,000 of the 2021 Notes in March 2018 and issuance of $57,500,000 of 2023 Notes. The increase in interest expense from Notes payable - related parties was related to the increase in the average outstanding Related Party RLOC balance during each period combined with an increase in the weighted average interest rate quarter over quarter.

Origination and Servicing

The increase in origination and servicing expenses was attributed to an increase in referral fees of $372,000 resulting from increased SBA 7(a) loan originations quarter over quarter, as well as an increase in loan processing, liquidation and loan recovery expenses, all of which were attributed to an increase in the outstanding loan portfolio period over period.
Net Realized Gains and Net Unrealized Appreciation and Depreciation

Net realized gains from SBA non-affiliate investments for the three months ended June 30, 2018 and 2017 were $10,319,000 and $8,914,000, respectively, which included realized losses of $550,000 and $69,000, respectively.

Net Realized Gains on SBA Non-Affiliate Investments

	Three Months Ended
	June 30, 2018		June 30, 2017
(in thousands)	# of Debt Investments	$ Amount	# of Debt Investments	$ Amount
SBA non-affiliate investments originated during the quarter	147	$106,451	134	$80,525
SBA guaranteed non-affiliate investments sold during the quarter	130	$78,064	121	$61,072
Realized gains recognized on sale of SBA guaranteed non-affiliate investments	—	$10,869	—	$8,983
Average sale price as a percent of principal balance (1)	—	111.67%	—	112.44%

(1) Realized gains greater than 110.00% must be split 50/50 with the SBA in accordance with SBA regulations. The realized gains recognized above reflects amounts net of split with the SBA.

Net Unrealized Appreciation (Depreciation) on Investments

(in thousands)	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Change
Net unrealized appreciation (depreciation) on SBA guaranteed non-affiliate investments	$105	$(63)	$168
Net unrealized appreciation on SBA unguaranteed non-affiliate investments	1,702	1,817	(115)
Net unrealized depreciation on controlled investments	(1,250)	(2,674)	1,424
Change in deferred taxes	326	976	(650)
Total net unrealized appreciation on investments	$883	$56	$827

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

Net Unrealized Appreciation (Depreciation) on Controlled Investments

(in thousands)	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Change
Newtek Technology Solutions, Inc.	$—	$(2,209)	$2,209
CDS Business Services, Inc.	—	1,000	(1,000)
PMTWorks Payroll, LLC	(100)	(650)	550
banc-serv Partners, LLC	(1,000)	—	(1,000)
Small Business Lending, LLC	—	(800)	800
Newtek Insurance Agency, LLC	(150)	—	(150)
Titanium Asset Management LLC	—	(15)	15
Total net unrealized depreciation on controlled investments	$(1,250)	$(2,674)	$1,424

Unrealized depreciation related to our investment in NTS was primarily due to the Company’s inability to add sufficient new business.

The primary driver of the increase of NBCS during the three months ended June 30, 2017 was a result of growth in its SBA 504 lending program and growth in Accounts Receivable and Inventory Financing programs.

During the three months ended June 30, 2018, the Company contributed $100,000 to PMT for working capital needs. Based on PMT’s inability to generate sufficient cash flows and its continued losses, the Company recognized unrealized depreciation of $100,000 for the period.

The Company contributed $433,000 in capital to BSP during the three months ending June 30, 2018 for legal fees and other working capital needs which increased the cost basis in BSP. The Company recognized $1,000,000 in unrealized depreciation on BSP during the three months ended June 30, 2018 as a result of several quantitative and qualitative factors. On a quantitative basis, BSP’s 2017 and second quarter 2018 financial performance did not meet its budget and BSP has lost customers during 2017 and 2018. Second, as previously disclosed, on October 12, 2017, the FBI executed a search warrant at BSP’s office in Westfield, Indiana. Management believes there is still uncertainty surrounding the long term impact that this investigation could have on the reputation of BSP and BSP’s customer base. In addition, Kerri Agee, the former owner and President of BSP, was terminated in April 2018, and while BSP is undergoing operational changes to position itself for stability and growth in the future, an adjustment in valuation based on the current facts and circumstances was required. Management is continuing to monitor BSP’s business and customer base closely and provide managerial support on an ongoing basis.

The unrealized depreciation adjustment of $150,000 on the Company’s investment in NIA was the result of weaker than projected financial results.

Provision for Deferred Taxes on Unrealized Appreciation of Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable subsidiaries are not consolidated with the Company for income tax purposes, but are consolidated for GAAP purposes, and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. During the three months ended June 30, 2018 and 2017, we recognized a benefit for deferred taxes of $326,000 and $976,000, respectively, related to the net unrealized depreciation of controlled portfolio company investments.
Comparison of the six months ended June 30, 2018 and 2017
Investment Income

(in thousands)	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	Change
Investment income:
Interest income	$11,026	$9,138	$1,888
Dividend income	5,210	4,775	435
Servicing income	4,073	3,369	704
Other income	2,163	1,615	548
Total investment income	$22,472	$18,897	$3,575
Interest Income
The increase in interest income was attributable primarily to the average outstanding performing portfolio of SBA non-affiliate investments increasing to $271,379,000 from $214,132,000 for the six months ended June 30, 2018 and 2017, respectively, combined with an increase in the Prime Rate from 4.00% to 4.75% over the twelve month period. The increase in the average outstanding performing portfolio resulted from the origination of new SBA non-affiliate investments period over period. We also recognized an additional $635,000 of interest income period over period from holding SBA guaranteed loans. During the six months ended June 30, 2017, we recognized $1,493,000 of interest income related to accrued non-performing interest owed by two borrowers that paid their accrued interest balance in full.

Dividend Income

(in thousands)	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	Change
Universal Processing Services of Wisconsin, LLC	$3,500	$3,500	$—
Premier Payments LLC	800	825	(25)
International Professional Marketing, Inc.	125	350	(225)
SIDCO, LLC	500	—	500
Small Business Lending, LLC	—	100	(100)
United Capital Source LLC	275	—	275
EMCAP Loan Holdings, LLC	10	—	10
Total dividend income	$5,210	$4,775	$435

Dividend income increased $435,000 period over period based on portfolio company financial results. During the six months ended June 30, 2018, we earned $625,000 and $275,000 of dividend income from IPM and SIDCO (combined) and UCS, respectively, all wholly-owned controlled portfolio companies that we invested in in April 2017 and October 2017, respectively. Dividend income is dependent on portfolio company earnings. Current period dividend income may not be indicative of future period dividend income. See Note 3 for the discussion on the sale of UCS.
NSBF Servicing Portfolio and Related Servicing Income
The following table represents the NSBF originated servicing portfolio and servicing income earned for the six months ended June 30, 2018 and 2017:

(in thousands):	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	Change
Total NSBF originated servicing portfolio (1)	$1,328,824	$1,054,583	$274,241
Total servicing income earned	$4,073	$3,369	$704
(1) Of this amount, the total average NSBF originated portfolio earning servicing income was $929,786,000 and $741,785,000 for the six months ended June 30, 2018 and 2017, respectively.
The increase in servicing income was attributable to the increase in total portfolio investments for which we earn servicing income. The portfolio earning servicing income increased $188,001,000 period over period. The increase was attributable to an increase in SBA 7(a) non-affiliate investments period over period.
Other Income

Other income relates primarily to legal, packaging, prepayment, and late fees earned from SBA 7(a) loans. The increase was related to an increase legal, prepayment and packaging fees earned as a result of the larger dollar volume of loans originated.

Expenses:

(in thousands)	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	Change
Expenses:
Salaries and benefits	$10,090	$9,631	$459
Interest	7,304	5,147	2,157
Depreciation and amortization	236	185	51
Professional fees	1,527	1,449	78
Origination and servicing	3,773	2,653	1,120
Change in fair value of contingent consideration liabilities	17	—	17
Loss on extinguishment of debt	1,059	—	1,059
Other general and administrative costs	3,373	3,605	(232)
Total expenses	$27,379	$22,670	$4,709
Salaries and Benefits

The $459,000 net increase in salaries and benefits was the result of an increase of $969,000 in salaries and benefits resulting from an increase in headcount at NSBF, offset by a decrease in stock-based compensation expense of $510,000, period over period. The additional headcount relates primarily to employees performing loan processing, loan closing, or loan servicing functions as a result of the increase in loan originations. The decrease in stock-based compensation expense was the vesting of restricted stock awards in August 2017.
Interest Expense
The following is a summary of interest expense by facility for the six months ended June 30, 2018 and 2017:

(in thousands)	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	Change
Notes payable - Securitization Trusts	$4,090	$2,803	$1,287
Bank notes payable	370	360	10
Notes due 2022	353	353	—
Notes due 2021	718	1,581	(863)
Notes due 2023	1,419	—	1,419
Notes payable - related parties	344	40	304
Other	10	10	—
Total interest expense	$7,304	$5,147	$2,157

The increase in interest expense period over period is primarily related to interest from the Notes payable - Securitization Trusts, 2023 Notes and Notes payable - related parties. The increase from Notes payable - Securitization Trusts was the result of an additional securitization transaction completed in December 2017. We recognized $1,419,000 of interest expense attributable to the 2023 Notes, offset by the decrease in interest expense related the 2021 Notes of $863,000 as a result of our redemption of $40,250,000 of the 2021 Notes in March 2018 and issuance of $57,500,000 of 2023 Notes. The increase in interest expense from Notes payable - related parties was related to the increase in the average outstanding Related Party RLOC balance during each period combined with an increase in the weighted average interest rate quarter over quarter.

During the six months ended June 30, 2018, we redeemed all $40,250,000 in aggregate principal amount of the 2021 Notes at 100% of their principal amount ($25 per Note), plus the accrued and unpaid interest thereon from December 31, 2017, through, but excluding, the Redemption Date. As a result, we recorded a $1,059,000 loss on extinguishment of debt.

Origination and Servicing

The increase in origination and servicing expenses was attributed to an increase in referral fees of $546,000 and an increase in loan processing, liquidation and loan recovery expenses. The increase was attributed to the increase in the loan portfolio period over period.
Net Realized Gains and Net Unrealized Appreciation and Depreciation

Net realized gains from SBA non-affiliate investments for the six months ended June 30, 2018 and 2017 were $20,200,000 and $17,599,000, respectively, which included realized losses of $944,000 and $43,000, respectively.

Net Realized Gains on SBA Non-Affiliate Investments

	Six Months Ended
	June 30, 2018		June 30, 2017
(in thousands)	# of Debt Investments	$ Amount	# of Debt Investments	$ Amount
SBA non-affiliate investments originated during the quarter	256	$197,812	217	$159,169
SBA guaranteed non-affiliate investments sold during the quarter	244	$151,245	205	$120,884
Realized gains recognized on sale of SBA guaranteed non-affiliate investments	—	$21,145	—	$17,642
Average sale price as a percent of principal balance (1)	—	111.74%	—	112.24%

(1) Realized gains greater than 110.00% must be split 50/50 with the SBA in accordance with SBA regulations. The realized gains recognized above reflects amounts net of split with the SBA.

Net Unrealized Appreciation (Depreciation) on Investments

(in thousands)	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	Change
Net unrealized (depreciation) appreciation on SBA guaranteed non-affiliate investments	$(175)	$50	$(225)
Net unrealized appreciation on SBA unguaranteed non-affiliate investments	2,694	1,261	1,433
Net unrealized depreciation on controlled investments	(80)	(1,743)	1,663
Change in deferred taxes	27	410	(383)
Total net unrealized appreciation (depreciation) on investments	$2,466	$(22)	$2,488

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

Net Unrealized Appreciation (Depreciation) on Controlled Investments

(in thousands)	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	Change
Universal Processing Services of Wisconsin, LLC	$5,000	$1,000	$4,000
Newtek Technology Solutions, Inc.	(1,200)	(2,559)	1,359
Premier Payments LLC	—	—	—
CDS Business Services, Inc.	—	2,750	(2,750)
PMTWorks Payroll, LLC	(170)	(2,045)	1,875
banc-serv Partners, LLC	(2,960)	—	(2,960)
Small Business Lending, LLC	(400)	(800)	400
Newtek Insurance Agency, LLC	(350)	—	(350)
Titanium Asset Management LLC	—	(42)	42
Excel WebSolutions, LLC	—	(47)	47
Total net unrealized depreciation on controlled investments	$(80)	$(1,743)	$1,663

Unrealized appreciation related to our investment in UPSW was related to an increase in revenue and EBITDA projections combined with a decrease in the corporate income tax rate as recently enacted by Congress.

Unrealized depreciation related to our investment in NTS was primarily due to the cybersecurity at NTS earlier this year, as well as the Company’s inability to add sufficient new business. NTS expects to incur additional costs associated with the continued cyber security assessment and remediation.

The primary driver of the increase of NBCS during the six months ended June 30, 2017 was a result of growth in its SBA 504 lending program and growth in Accounts Receivable and Inventory Financing programs.

During the six months ended June 30, 2018, the Company contributed $170,000 to PMT for working capital needs. Based on PMT’s inability to generate sufficient cash flows and its continued losses, the Company recognized unrealized depreciation of $170,000 for the period.

The Company recognized $2,960,000 in unrealized depreciation on BSP during the six months ended June 30, 2018 and contributed $963,000 in capital during the six months ended June 30, 2018 which increased the cost basis of BSP. The valuation change was the result of several quantitative and qualitative factors. On a quantitative basis, BSP’s 2017 and second quarter 2018 financial performance did not meet its budget and BSP has lost customers during 2017 and 2018. Second, as previously disclosed, on October 12, 2017, the FBI executed a search warrant at BSP’s office in Westfield, Indiana. Management believes there is still uncertainty surrounding the long term impact that this investigation could have on the reputation of BSP and BSP’s customer base. In addition, Kerri Agee, the former owner and President of BSP, was terminated in April 2018, and while BSP is undergoing operational changes to position itself for stability and growth in the future, an adjustment in valuation based on the current facts and circumstances was required. Management is continuing to monitor BSP’s business and customer base closely and provide managerial support on an ongoing basis.

The unrealized depreciation adjustment of $350,000 on the Company’s investment in NIA was the result of weaker than projected financial results.

Provision for Deferred Taxes on Unrealized Appreciation of Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable subsidiaries are not consolidated with the Company for income tax purposes, but are consolidated for GAAP purposes, and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. During the six months ended June 30, 2018 and 2017, we recognized a benefit for deferred taxes of $27,000 and $410,000, respectively, related to the net unrealized depreciation of controlled portfolio company investments.

Liquidity and Capital Resources
Overview

Our liquidity and capital resources are derived from our Capital One Facility, Notes payable - related parties, 2022 Notes, 2023 Notes, securitization transactions and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our borrowings and the proceeds from the turnover of our portfolio and from public and private offerings of securities to finance our investment objectives. We may raise additional equity or debt capital through both registered offerings off a shelf registration, including “At-The-Market”, or ATM, and private offerings of securities.

Public Offerings

ATM Program

The ATM Equity Distribution Agreement provides that we may offer and sell up to 2,900,000 shares of common stock from time to time through the Placement Agents. From inception through June 30, 2018, we sold 1,300,294 shares of our common stock at a weighted average price of $17.68 per share. Proceeds, net of offering costs and expenses were $22,524,000. The Company may offer up to an additional 1,599,706 shares of common stock under the ATM Equity Distribution Agreement as of June 30, 2018.

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

Debt Offerings

In February 2018, the Company and the Trustee entered into the Third Supplemental Indenture to the Base Indenture between the Company and the Trustee, relating to the Company’s issuance, offer and sale of $50,000,000 aggregate principal amount of 6.25% Notes due 2023. The Company granted an overallotment option of up to $7,500,000 in aggregate principal amount of the 2023 Notes. The sale of the Notes generated proceeds of approximately $47,901,000, net of underwriter's fees and expenses. In February 2018, the underwriters exercised their option to purchase $7,500,000 in aggregate principal amount of notes for an additional $7,275,000 in net proceeds. The 2023 Notes are the Company’s direct unsecured obligations and rank: (i) pari passu with the Company’s other outstanding and future unsecured indebtedness; (ii) senior to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2023 Notes; (iii) effectively subordinated to all the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries.

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

The Base Indenture, as supplemented by the Third Supplemental Indenture, contains certain covenants including covenants requiring the Company to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act, to comply with (regardless of whether it is subject to) the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act as in effect immediately prior to the issuance of the 2023 Notes, and to provide financial information to the holders of the 2023 Notes and the Trustee if the Company should no longer be subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by the First Supplemental Indenture. The Base Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding 2023 Notes may declare such 2023 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. At June 30, 2018, the Company was in compliance with all covenants related to the 2023 Notes.

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

The Base Indenture, as supplemented by the First Supplemental Indenture, contains certain covenants including covenants requiring the Company to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act, to comply with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act, and to provide financial information to the holders of the 2022 Notes and the Trustee if the Company should no longer be subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by the Second Supplemental Indenture. The Base Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding 2022 Notes may declare such 2022 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. At June 30, 2018, the Company is in compliance with all covenants related to the 2022 Notes.

Capital One Facilities

In May 2017, NSBF entered into an amendment of its Capital One facility which increased the facility from $50,000,000 to $100,000,000 and provided a reduction in interest rates. The interest rate on the portion of the facility, collateralized by the government guaranteed portion of SBA 7(a) loans, was reduced to Prime minus 0.25% (previously Prime plus 1.00%), with a quarterly facility fee equal to 0.25% on the unused portion of the revolving credit calculated as of the end of each calendar quarter. The interest rate on the portion of the facility, collateralized by the non-guaranteed portion of SBA 7(a) loans, was reduced to Prime plus 0.75% (previously Prime plus 1.875%), and there is a quarterly facility fee equal to 0.25% on the unused portion of the revolving credit calculated as of the end of each calendar quarter. In June 2018 the portion of the facility, collateralized by the government guaranteed portion of SBA 7(a) loans, was reduced to Prime minus 0.75% (previously Prime minus 0.25%). The interest rate on the portion of the facility, collateralized by the non-guaranteed portion of SBA 7(a) loans, was reduced to Prime plus 0.25% (previously Prime plus 0.75%). The facility provides for a 55% advance rate on the non-guaranteed portions of the SBA 7(a) loans NSBF originates, and a 90% advance rate on the guaranteed portions of SBA 7(a) loans NSBF originates. In addition, the amendment extended the date on which the facility will convert to a term loan from May 16, 2017 to May 11, 2020 and extended the maturity date of the facility to May 11, 2022.

In June 2015, NSBF entered into an amendment of the existing Capital One facility to eliminate the fixed charge coverage ratio in exchange for a debt service ratio, new EBITDA minimums, the elimination of restrictions on our ability to pay dividends to shareholders, as well as the release of the guarantees of our former subsidiaries (now treated as portfolio companies).

At June 30, 2018, we had $0 and $31,000,000 outstanding under the unguaranteed and guaranteed lines of credit, respectively. At June 30, 2018, we were in full compliance with all applicable loan covenants.

Notes Payable - Related Parties

In June 2015, the Company entered into the Related Party RLOC. Maximum borrowings under the Related Party RLOC were $38,000,000. In June 2017, the Related Party RLOC was amended to increase maximum borrowings to $50,000,000. The outstanding balance bears interest at a rate equal to (a) LIBOR (with a floor of 0.50%) plus (b) 6.0% or at a rate equal to (y) the greater of the Prime Rate or 3.5% plus (z) 5.0%. At June 30, 2018, the Related Party RLOC interest rate was 8.00%. The Related Party RLOC has a maturity date of June 21, 2021. Outstanding borrowings at June 30, 2018 were $16,275,000.

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
Cash Flows and Liquidity
As of June 30, 2018, the Company’s unused sources of liquidity consisted of $32,690,000 available through the Capital One facility; $10,439,000 available through notes payable with related parties; $3,575,000 in unrestricted cash and $9,000 in money market funds.

Restricted cash of $24,701,000 as of June 30, 2018 is primarily held by NSBF. The majority, or $23,950,000 of restricted cash includes reserves in the event payments are insufficient to cover interest and/or principal with respect to securitizations and loan principal and interest collected which are due to loan participants.

The Company generated and used cash as follows:

(in thousands)	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Net cash used in operating activities	$(12,638)	$(53,140)
Net cash used in investing activities	(208)	(284)
Net cash provided by financing activities	20,584	57,672
Net increase in cash and restricted cash	7,738	4,248
Cash and restricted cash, beginning of period	20,538	22,896
Cash and restricted cash, end of period	$28,276	$27,144
During the six months ended June 30, 2018, operating activities used cash of $12,638,000, consisting primarily of (i) an increase in broker receivables which arise from the guaranteed portions of SBA 7(a) loans that were traded but had not settled before period end and represent the amount of cash due from the purchasing broker; the amount varies depending on loan origination volume and timing of sales at quarter end, (ii) $197,992,000 of SBA 7(a) loan investments funded, (iii) $10,112,000 of advances to NBCS under a revolving line of credit, and (iv) $1,750,000 investment in Mobil Money.
These decreases were offset by (i) $172,463,000 of proceeds from the sale of SBA 7(a) guaranteed loan investments, and (ii) $29,595,000 of principal payments received consisting of $21,145,000 from SBA non-affiliate investments and $8,450,000 from controlled investments.
Net cash provided by financing activities was $20,584,000 consisting primarily of (i) net proceeds of $55,164,000 from the issuance of the 2023 Notes, (ii) net borrowings of $31,000,000 from our bank notes payable, and (iii) net borrowings of $9,274,000 under the Related Party RLOC.
These increases were offset by (i) $14,839,000 of dividend payments (ii) $22,378,000 of principal payments related to securitization notes payable, and (iv) the redemption of $40,250,000 of aggregate principal of 2021 Notes.
Contractual Obligations
The following table represents the Company’s obligations and commitments as of June 30, 2018:

(in thousands)	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Bank notes payable	$31,000	$31,000	$—	$—	$—
Securitization notes payable (1)	143,094	—	—	—	143,094
Notes due 2022 (1)	8,324	—	—	8,324	—
Notes due 2023 (1)	57,500	—	—	57,500	—
Notes payable - related parties	16,275	—	16,275	—	—
Employment agreements	1,370	685	685	—	—
Operating leases (2)	14,155	978	3,385	3,000	6,792
Totals	$271,718	$32,663	$20,345	$68,824	$149,886
(1) Amounts represent principal only and are not shown net of unamortized debt issuance costs. See Note 7.
(2) Minimum payments have not been reduced by minimum sublease rentals of $310,000 due in the future under non-cancelable subleases.

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels for disclosure purposes. The Company carries all investments at fair value. Additionally, the Company carries its servicing assets at fair value. The fair value hierarchy gives the highest priority (Level 1) to quoted prices in active markets for identical assets or liabilities and gives the lowest priority to unobservable inputs (Level 3). An asset or liability’s classification within the fair value hierarchy is based on the lowest level of the significant input to its valuation. The levels of the fair value hierarchy are as follows:

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
Our Board has the final responsibility for overseeing, reviewing and approving, in good faith, our determination of the fair value for our investment portfolio and our valuation procedures, consistent with 1940 Act requirements. We believe our investment portfolio as of June 30, 2018 and December 31, 2017 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions, and would distribute such taxable income in the next tax year. The Company would then pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the six months ended June 30, 2018 and 2017, no U.S. federal excise taxes were due.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the net unrealized appreciation generated by the controlled investments held by the Taxable Subsidiaries. Such deferred tax liabilities amounted to $8,136,000 and $8,164,000 at June 30, 2018 and December 31, 2017, respectively, and are recorded as deferred tax liabilities on the condensed consolidated statements of assets and liabilities. The change in deferred tax liabilities is included as a component of net unrealized appreciation (depreciation) on investments in the condensed consolidated statements of operations.

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

New Accounting Standards

In February 2016, the FASB issued ASU 2016-02, “Leases,” which amends various aspects of existing accounting guidance for leases, including the recognition of a right of use asset and a lease liability for leases with a duration of greater than one year. The ASU is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those periods. Early adoption is permitted. The Company has not completed its review of the new guidance; however, the Company anticipates that upon adoption of the standard it will recognize additional assets and corresponding liabilities related to leases on its consolidated statements of assets and liabilities. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements”, which now allows entities the option of recognizing the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings in the year of adoption while continuing to present all prior periods under previous lease accounting guidance.
Off Balance Sheet Arrangements
There were no off balance sheet arrangements as of June 30, 2018.
Recent Developments

Common Stock

From July 1, 2018 through August 8, 2018 the Company sold 47,292 shares of its common stock at a weighted average price of $20.50 per share under the ATM Equity Distribution Agreement. Proceeds, net of offering costs and expenses were $950,000. As of August 8, 2018, there were 1,552,414 shares of common stock available for sale under the ATM Equity Distribution Agreement.

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
NSBF primarily lends at an interest rate of prime, which resets on a quarterly basis, plus a fixed margin. The Capital One revolver lines are on a prime plus a fixed factor basis and the securitization notes are at prime or libor, plus a fixed margin, whichever is less. As a result, the Company believes it has matched its cost of funds to its interest income in its financing activities. However, because of the differential between the amount lent and the smaller amount financed a significant change in market interest rates will have a material effect on our income. In periods of sharply rising interest rates, our cost of funds will increase at a slower rate than the interest income earned on the loans we have originated; this should improve our net investment income, holding all other factors constant. However, a reduction in interest rates will result in the Company experiencing a reduction in investment income; that is, its interest income will decline more quickly than interest expense resulting in a net reduction of benefit to investment income.
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
We do not have significant exposure to changing interest rates on invested cash (includes cash and cash equivalents, restricted cash and money market funds) which was approximately $28,285,000 at June 30, 2018. We do not purchase or hold derivative financial instruments for trading purposes. All of our transactions are conducted in U.S. dollars and we do not have any foreign currency or foreign exchange risk. We do not trade commodities or have any commodity price risk.
We believe that we have placed our demand deposits, cash investments and their equivalents with high credit-quality financial institutions. Invested cash is held almost exclusively at financial institutions of high credit quality. The Company invests cash not held in interest free checking accounts or bank money market accounts mainly in U.S. Treasury only money market instruments or funds and other investment-grade securities. As of June 30, 2018, cash deposits in excess of insured amounts totaled approximately $6,579,000.

ITEM 4. CONTROLS AND PROCEDURES.

As of June 30, 2018 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Accounting Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. There has not been any change in our internal controls over financial reporting (as defined in Rule 13a 15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Because we have received the approval of our shareholders, we are subject to 150% asset coverage beginning on July 26, 2018.

On April 27, 2018, the Company announced that its Board, including a “required majority” (as such term is defined in the 1940 Act) of the Board, approved application to the Company of the asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as modified by the Small Business Credit Availability Act. As a result, the Company’s asset coverage requirements for senior securities were to change from 200% to 150%, effective April 27, 2019. However, at the Company’s special meeting of shareholders, held on July 26, 2018, its shareholders approved, among other things, the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, the Company’s asset coverage requirements for senior securities were reduced from 200% to 150%, effective July 27, 2018. As a result, we will be able to increase our leverage up to an amount that reduces our asset coverage ratio from 200% to 150% (i.e., the amount of debt may not exceed 66 2/3% of the value of our assets) beginning on July 27, 2018, assuming that additional borrowings are available.

Prior to shareholder approval at the Special meeting held on July 26, 2018, the 1940 Act generally prohibited us from incurring indebtedness unless immediately after such borrowing we had an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). However, recent legislation modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. Under the legislation, we are allowed to increase our leverage capacity if shareholders representing at least a majority of the votes cast, when quorum is met, approve a proposal to do so.  As a result of the recent stockholder approval, we are allowed to increase our leverage capacity on the first day after such approval, or July 27, 2018.   As a result of the approval, we are required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In connection with the investment in Mobil Money, the Company issued 10,966 restricted common shares in a private transaction as a portion of the consideration, as discussed herein. Refer to Note 3 - Investments.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Number	Description
11.1	Computation of Per Share Earnings (included in the notes to the condensed consolidated financial statements in this report).

31.1	Certification by Principal Executive Officer required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended, filed herewith.

31.2	Certification by Principal Financial Officer required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended, filed herewith.

32.1	Certification by Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWTEK BUSINESS SERVICES CORP.

Date: August 8, 2018	By:	/S/ BARRY SLOANE
Barry Sloane
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2018	By:	/S/ JENNIFER EDDELSON
Jennifer Eddelson
Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)