Form 10-Q
period 2018-09-30
Newtek Business Services Corp.
filed 2018-11-09
CIK 1587987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial or accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 8, 2018, there were 18,898,137 shares issued and outstanding of the registrant’s Common Stock, par value $0.02 per share.

Defined Terms

We have used “we,” “us,” “our”, “our company”, and “the Company” to refer to Newtek Business Services Corp. and its subsidiaries in this report. We also have used several other terms in this report, which are explained or defined below:

Terms
1940 Act	Investment Company Act of 1940, as amended
2013-1 Trust	Newtek Small Business Loan Trust, Series 2013-1
2016-1 Trust	Newtek Small Business Loan Trust, Series 2016-1
2017-1 Trust	Newtek Small Business Loan Trust, Series 2017-1
2018-1 Trust	Newtek Small Business Loan Trust, Series 2018-1
2021 Notes	7.00% Notes due 2021
2022 Notes	7.50% Notes due 2022
2023 Notes	6.25% Notes due 2023
ASC	Accounting Standards Codification, as issued by the FASB
ASU	Accounting Standards Updates, as issued by the FASB
ATM Equity Distribution Agreement	Second Amended and Restated Equity Distribution Agreement, dated August 31, 2018 by and among the Company and the Placement Agents
BDC	Business Development Company under the 1940 Act
Board	The Company's board of directors
Capital One	Capital One Bank, N.A.
Code	Internal Revenue Code of 1986, as amended
DRIP	The Company's dividend reinvestment plan
EBITDA	Earnings before interest, taxes, depreciation and amortization
Equity Incentive Plan	The Company's 2015 Equity Incentive Plan
Exchange Act	Securities and Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Goldman Facility	Credit and Guaranty Agreement between UPSW, NTS, Premier, BSP, SBL and GS Bank as amended on June 21, 2017
Goldman Sachs	Goldman Sachs Bank
LIBOR	London Interbank Offered Rate
NAV	Net Asset Value
NBL Facility	Revolving Credit and Security Agreement between NBL SPV1, LLC, a wholly-owned subsidiary of NBL and Capital One
Related Party RLOC	Unsecured revolving line of credit agreement between UPSW, NTS, and Premier, as lenders and Newtek as borrower
PLP	Preferred Lender Program, as authorized by the SBA
Redemption Date	March 23, 2018
RIC	Regulated investment company under the Code
S&P	Standard and Poor's
SBA	United States Small Business Administration
SBLC	Small Business Lending Company
SBIC	Small Business Investment Company
SEC	Securities and Exchange Commission
SMB	Small-and-medium sized businesses
Sterling	Sterling National Bank

Sterling 504 Facility	Loan and Security Agreement between NBCS and Sterling, as lender to fund SBA 504 loans
Sterling Receivable and Inventory Facility	Loan and Security Agreement between NBCS and Sterling, as lender to fund accounts receivable and inventory financing arrangements
Taxable Subsidiaries	Companies formed by Newtek which are taxed as corporations for income tax purposes
Trustee	U.S. Bank, N.A.
U.S. GAAP or GAAP	Generally accepted accounting principles in the United States

Portfolio Companies and Subsidiaries
NSBF	Newtek Small Business Finance, LLC, a consolidated subsidiary
NBL	Newtek Business Lending, LLC, a wholly-owned controlled portfolio company
Exponential	Exponential Business Development Co., Inc., a Taxable Subsidiary
UPSW or NMS	Universal Processing Services of Wisconsin LLC dba Newtek Merchant Solutions, a wholly-owned controlled portfolio company
Premier	Premier Payments LLC, a wholly-owned controlled portfolio company
Mobil Money	Mobil Money, LLC, a wholly-owned controlled portfolio company
NTS	Newtek Technology Solutions, Inc., a wholly-owned controlled portfolio company
IPM	International Professional Marketing, Inc., a wholly-owned controlled portfolio company
SIDCO	SIDCO, LLC dba Cloud Nine Services, a wholly-owned controlled portfolio company
EWS	Excel WebSolutions, LLC, a controlled portfolio company
NBCS	CDS Business Services, Inc. dba Newtek Business Credit Solutions, a wholly-owned controlled portfolio company
SBL	Small Business Lending, LLC, a wholly-owned controlled portfolio company
BSP	ADR Partners, LLC dba banc-serv Partners, LLC, a wholly-owned controlled portfolio company
NPS or PMT	PMTWorks Payroll, LLC dba Newtek Payroll and Benefits Solutions, a wholly-owned controlled portfolio company
NIA	Newtek Insurance Agency, LLC, a wholly-owned controlled portfolio company
UCS	United Capital Source, LLC, a wholly-owned controlled portfolio company
TAM	Titanium Asset Management LLC, a wholly-owned controlled portfolio company
EMCAP	EMCAP Loan Holdings, LLC

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (In Thousands, except for Per Share Data)
	September 30, 2018	December 31, 2017
ASSETS	(Unaudited)	(Note 1)
Investments, at fair value
SBA unguaranteed non-affiliate investments (cost of $333,070 and $287,690, respectively; includes $236,225 and $265,174, respectively, related to securitization trusts)	$330,165	$278,034
SBA guaranteed non-affiliate investments (cost of $13,565 and $22,841, respectively)	14,862	25,490
Controlled investments (cost of $72,623 and $59,898, respectively)	167,460	153,156
Non-control/affiliate investments (cost of $1,000 and $0, respectively)	1,000	—
Investments in money market funds (cost of $9 and $9, respectively)	9	9
Total investments at fair value	513,496	456,689
Cash	2,646	2,464
Restricted cash	27,518	18,074
Broker receivable	39,259	8,539
Due from related parties	5,012	2,255
Servicing assets, at fair value	21,642	19,359
Other assets	12,888	12,231
Total assets	$622,461	$519,611

LIABILITIES AND NET ASSETS
Liabilities:
Bank notes payable	$79,558	$—
Notes due 2022 (Note 7)	7,998	7,936
Notes due 2021 (Note 7)	—	39,114
Notes due 2023 (Note 7)	55,445	—
Notes payable - Securitization trusts (Note 7)	130,326	162,201
Notes payable - related parties	23,975	7,001
Due to related parties	184	—
Deferred tax liabilities	8,581	8,164
Accounts payable, accrued expenses and other liabilities	28,458	16,866
Total liabilities	334,525	241,282

Commitment and contingencies (Note 8)
Net assets:
Preferred stock (par value $0.02 per share; authorized 1,000 shares, no shares issued and outstanding)	—	—
Common stock (par value $0.02 per share; authorized 200,000 shares, 18,849 and 18,457 issued and outstanding, respectively)	377	369
Additional paid-in capital	253,143	247,363
(Distributions in excess of)/undistributed net investment income	(6,842)	14,792
Net unrealized appreciation, net of deferred taxes	23,834	20,448
Net realized gains/(losses)	17,424	(4,643)
Total net assets	287,936	278,329
Total liabilities and net assets	$622,461	$519,611
Net asset value per common share	$15.28	$15.08

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (In Thousands, except for Per Share Data)
	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Investment income
From non-affiliate investments:
Interest income	$5,925	$4,363	$16,602	$13,233
Servicing income	2,177	1,794	6,250	5,163
Other income	1,128	705	3,291	2,266
Total investment income from non-affiliate investments	9,230	6,862	26,143	20,662
From Non-control/affiliate investments
Dividend income	26	—	36	—
Total investment income from non-control/affiliate investments	26	—	36	—
From controlled investments:
Interest income	204	188	553	456
Dividend income	2,925	2,551	8,125	7,326
Other income	—	—	—	54
Total investment income from controlled investments	3,129	2,739	8,678	7,836
Total investment income	12,385	9,601	34,857	28,498
Expenses:
Salaries and benefits	5,469	4,776	15,559	14,407
Interest	4,110	2,986	11,414	8,133
Depreciation and amortization	122	107	358	292
Professional fees	642	605	2,169	2,054
Origination and servicing	1,983	1,433	5,756	4,086
Change in fair value of contingent consideration liabilities	6	(748)	23	(748)
Loss on extinguishment of debt	—	—	1,059	—
Other general and administrative costs	1,499	1,634	4,872	5,239
Total expenses	13,831	10,793	41,210	33,463
Net investment loss	(1,446)	(1,192)	(6,353)	(4,965)
Net realized and unrealized gains (losses):
Net realized gain on non-affiliate investments - SBA 7(a) loans	10,554	9,938	30,754	27,537
Net realized gain on non-affiliate investments - conventional loan	278	—	278	—
Net realized gain on controlled investments	—	—	52	—
Net unrealized (depreciation) appreciation on SBA guaranteed non-affiliate investments	(1,177)	1,151	(1,352)	1,201
Net unrealized appreciation (depreciation) on SBA unguaranteed non-affiliate investments	4,057	(1,023)	6,751	238
Net unrealized appreciation (depreciation) on controlled investments	1,659	(500)	1,579	(2,243)
Change in deferred taxes	(444)	335	(417)	745
Net unrealized depreciation on servicing assets	(1,097)	(632)	(3,175)	(1,601)
Net realized and unrealized gains	$13,830	$9,269	$34,470	$25,877
Net increase in net assets resulting from operations	$12,384	$8,077	$28,117	$20,912

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (In Thousands, except for Per Share Data)
	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Net increase in net assets resulting from operations per share	$0.66	$0.46	$1.51	$1.22
Net investment loss per share	$(0.08)	$(0.07)	$(0.34)	$(0.29)
Dividends and distributions declared per common share	$0.48	$0.44	$1.30	$1.20
Weighted average number of shares outstanding	18,791	17,487	18,656	17,076

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS (UNAUDITED)
(In Thousands)

Nine Months Ended September 30, 2018
Increase in net assets:
Net investment loss	$(6,353)
Net realized gains on investments	31,084
Net change in unrealized appreciation on investments	3,386
Net increase in net assets resulting from operations	28,117
Distributions to common stockholders	(24,143)
Capital share transactions:
Issuance of common stock under dividend reinvestment plan	759
Stock-based compensation expense	418
Issuance of common stock in connection with investment in Mobil Money, LLC	200
Purchase of vested stock for employee payroll tax withholding	(32)
Issuance of common stock, net of offering costs	4,288
Net increase in net assets from capital share transactions	5,633
Total increase in net assets	9,607
Net assets at beginning of period	278,329
Net assets at end of period	$287,936
Common shares outstanding at end of period	18,849
Capital share activity:
Shares issued under dividend reinvestment plan	40
Shares issued in connection with sales of common stock under ATM	241
Shares issued in connection with investment in Mobil Money, LLC	11
Purchase of vested stock for employee payroll tax withholding	(2)
Restricted shares issued under Equity Incentive Plan, net of forfeitures	102
Net increase in capital activity	392

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (In Thousands)
	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Cash flows from operating activities:
Net increase in net assets resulting from operations	$28,117	$20,912
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net unrealized (appreciation) depreciation on controlled investments	(1,579)	2,243
Net unrealized appreciation on non-affiliate investments	(5,399)	(1,438)
Net unrealized depreciation on servicing assets	3,175	1,602
Realized gains on controlled investments	(52)	—
Net realized gains on non-affiliate investments	(31,032)	(27,537)
Allowance for doubtful accounts	24	—
Change in fair value of contingent consideration liabilities	23	748
Loss on extinguishment of debt	1,059	—
Amortization of deferred financing costs	1,239	1,075
Deferred income taxes	417	(745)
Depreciation and amortization	358	292
Purchase of loans from SBA	—	(3,821)
Purchase of SBA 7(a) loan portfolio	—	(175)
Funding of guaranteed non-affiliate SBA loans	(243,317)	(200,620)
Funding of unguaranteed non-affiliate SBA loans	(76,860)	(62,185)
Funding of controlled investments	(27,762)	(27,000)
Funding of non-control/affiliate investment	(1,000)	—
Funding of non-control/non-affiliate investment	(5,700)	(3,255)
Proceeds from sale of non-affiliate SBA loans	284,470	217,016
Proceeds from sale of controlled investment	2,502	—
Proceeds from sale of non-control/non-affiliate investment	5,978	—
Principal received on SBA non-affiliate investments	29,517	20,327
Principal received from controlled investments	13,836	12,332
Principal received from non-control/non-affiliate investment	—	3,255
Return of investment from controlled investments	300	50
Other, net	795	1,139
Changes in operating assets and liabilities:
Investment in money market funds	—	26
Broker receivable	(30,720)	(22,601)
Due to/from related parties	(2,597)	780
Other assets	(312)	437
Accounts payable, accrued expenses and other liabilities	10,445	(133)
Capitalized servicing asset	(5,459)	(4,447)
Other, net	(10)	169
Net cash used in operating activities	(49,544)	(71,554)
Cash flows from investing activities:

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (In Thousands)
	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Purchase of fixed assets	(454)	(345)
Cash flows from financing activities:
Net borrowings on bank notes payable	79,558	61,046
Proceeds from common shares sold, net of offering costs	4,289	44,708
Net proceeds from related party line of credit	16,974	19,141
Proceeds from Notes due 2023	57,500	—
Redemption of Notes due 2021	(40,250)	—
Payments on Notes Payable - Securitization Trusts	(32,694)	(23,414)
Dividends paid	(23,383)	(20,836)
Additions to deferred financing costs	(2,336)	(480)
Purchase of vested stock for employee payroll tax withholding	(34)	(644)
Other, net	—	(1)
Net cash provided by financing activities	59,624	79,520
Net increase in cash and restricted cash	9,626	7,621
Cash and restricted cash—beginning of period (Note 2)	20,538	22,896
Cash and restricted cash—end of period (Note 2)	$30,164	$30,517

Non-cash operating, investing and financing activities:
Foreclosed real estate acquired	$826	$212
Issuance of common shares in connection with investment in Mobil Money, LLC	$200	$—
Issuance of common shares in connection with investment in International Professional Marketing, Inc.	$—	$1,000
Issuance of common shares under dividend reinvestment plan	$760	$477

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Performing SBA Unguaranteed Investments (1) (21)
Rami Technology USA, LLC	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	9/28/2028	$180.4	$180.4	$162.0	0.06%
Throop Family Holdings, Inc	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/28/2043	643.8	643.8	667.3	0.23%
Mellow Sweets, Inc dba Jaafer Sweets & Marwan Hamdan	Food Manufacturing	Term Loan	Prime plus 2.75%	9/28/2028	56.0	56.0	50.2	0.02%
SwabCo Inc.	Support Activities for Mining	Term Loan	Prime plus 2.75%	9/28/2043	948.9	948.9	992.9	0.34%
A-1 Van Sevices, Inc.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/28/2028	106.3	106.3	103.7	0.04%
La Venezia Corporation dba La Venezia Ballroom & Robertos Lounge	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/28/2043	331.3	331.3	351.6	0.12%
Burd Brothers Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	9/28/2028	540.0	540.0	518.2	0.18%
JAM Media Solutions LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/28/2028	896.6	896.6	820.1	0.28%
Blackwater Diving, LLC	Support Activities for Mining	Term Loan	Prime plus 2.75%	9/27/2028	800.0	800.0	729.9	0.25%
Quality Electric & Data	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/27/2028	100.0	100.0	96.3	0.03%
TFR Transit Inc, The Free Ride Inc, South Florida Free Ride Inc.,Tag-A	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/27/2028	125.0	125.0	118.5	0.04%
Catherine Brandon, PSY.D., Inc dba Kenneth A Deluca, PH.D., & Associates	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/27/2028	118.8	118.8	106.3	0.04%
Barricade Holding LLC and Action Barricade Company, LLC	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/27/2043	177.8	177.8	181.3	0.06%
LG Law Center, Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/27/2028	15.0	15.0	13.8	—%
Zeeba Company, Inc dba Zeeba Rent-A-Van & 5 Star Rent- A-Van	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/27/2028	693.5	693.5	666.8	0.23%
Action Barricade Company, LLC and Barricade Holding LLC	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/27/2028	336.5	336.5	322.9	0.11%
Quality Electric & Data Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/27/2043	130.0	130.0	133.1	0.05%
Blue Seven, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/27/2028	20.5	20.5	20.2	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Dentistry By Design, P.C	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/26/2028	15.0	15.0	13.7	—%
US Shipping Trans Inc, Esteem Trucking Inc	Truck Transportation	Term Loan	Prime plus 2.75%	9/26/2028	832.1	832.1	817.4	0.28%
Ace Auto Recovery, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/26/2043	160.0	160.0	169.6	0.06%
Anglin Cuiltured Stone Products LLC dba Anglin Construction	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/26/2028	100.0	100.0	94.2	0.03%
Above and Beyond Preschool LLC	Social Assistance	Term Loan	Prime plus 2.75%	9/26/2043	552.5	552.5	589.9	0.20%
LTS School, Inc.	Educational Services	Term Loan	Prime plus 2.75%	9/26/2043	101.3	101.3	111.4	0.04%
Bhatti LLC, Bhatti 3 LLC, dba Auntie Annes	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/25/2028	125.0	125.0	114.9	0.04%
Steadfast Support Services, LLC	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	9/25/2028	12.0	12.0	10.7	—%
Newsome Mobile Notary LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/25/2028	5.3	5.3	4.7	—%
Akron Biotechnology, LLC	Chemical Manufacturing	Term Loan	Prime plus 2.75%	9/25/2028	500.0	500.0	497.9	0.17%
Alania Import & Export, Inc.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	9/24/2028	11.3	11.3	10.1	—%
Phillip Ramos Upholstery Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/24/2028	15.5	15.5	13.8	—%
D & D Optics Inc dba Sterling Optical	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2028	53.0	53.0	48.0	0.02%
DC Lofty, LLC,	Accommodation	Term Loan	Prime plus 2.75%	9/21/2028	22.5	22.5	20.2	0.01%
The Garden Club, LLC	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/21/2028	6.6	6.6	5.9	—%
Southern Services and Equipment, Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/21/2043	210.0	210.0	213.7	0.07%
Southern Services and Equipment, Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/21/2028	428.5	428.5	410.1	0.14%
MillClem Corporation & Monticello Corporation	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	9/21/2043	331.3	331.3	364.6	0.13%
Sommer Auto Sales, Inc	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/20/2028	343.8	343.8	355.0	0.12%
Somerled Investments, LLC dba Mak's Place LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/20/2028	195.5	195.5	174.2	0.06%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Tables and Bars Services, Inc and Tables and Bars Rentals, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/20/2028	18.0	18.0	16.9	0.01%
M&P RV LLC dba M&P RV	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/19/2043	112.5	112.5	122.8	0.04%
C3 Capital, Inc	Nonstore Retailers	Term Loan	Prime plus 2.75%	9/19/2028	675.0	675.0	653.8	0.23%
MB Xpress Inc	Truck Transportation	Term Loan	Prime plus 2.75%	9/19/2028	1,206.6	1,206.6	1,132.0	0.39%
Watearth Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/19/2028	22.5	22.5	20.1	0.01%
Lewis River Golf Course, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/19/2043	500.0	500.0	550.4	0.19%
Dash Point Distributing LLC, Dash Point Logistics LLC and Sara Consal	Truck Transportation	Term Loan	Prime plus 2.75%	9/19/2028	458.9	458.9	408.6	0.14%
Super Station Inc	Gasoline Stations	Term Loan	Prime plus 2.75%	9/19/2043	209.3	209.3	230.3	0.08%
E & G Enterprises LLC dba Comfort Keepers	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/18/2028	6.0	6.0	5.4	—%
DB Talak LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/18/2043	152.0	152.0	159.2	0.06%
Culmination Motorsports, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2043	559.5	559.5	610.7	0.21%
Pastel de Feira LLC dba Original Pastel De Feira	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/17/2028	6.1	6.1	5.7	—%
Glendale Grill Inc, Roddy Cameron, Jr & John K Symasko	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/17/2043	175.0	175.0	184.1	0.06%
LJS Elect,ric, Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/14/2028	452.5	452.5	463.4	0.16%
Rihahn Inc. dba RDBL, Inc	Forestry and Logging	Term Loan	Prime plus 2.75%	9/14/2028	136.3	136.3	128.5	0.04%
QBS, LLC dba Sterling Optical Exton	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/14/2028	81.3	81.3	72.9	0.03%
Innovim LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/14/2028	125.0	125.0	111.3	0.04%
J & C Garcia LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/14/2028	74.0	74.0	67.2	0.02%
Babys On Broadway LLC	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	9/14/2028	50.0	50.0	47.3	0.02%
L&M Equipment, Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/14/2043	1,250.0	1,250.0	1,325.8	0.46%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Underground Productions LLC dba 31 Escape	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/13/2043	98.8	98.8	108.7	0.04%
Brewster Marketplace Pharmacy & Hardware, LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/13/2028	87.5	87.5	77.9	0.03%
Innovative Network Solutions Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/13/2028	125.0	125.0	114.2	0.04%
Peter K Lee MD, PC dba Atlanta Primary Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/13/2043	862.5	862.5	949.4	0.33%
Peter K Lee MD, PC dba Atlanta Primary Care LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/13/2028	387.5	387.5	403.1	0.14%
TPE Midstream LLC, Dasahm Company, S & S Ventures LLC and TPE Supply L	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/13/2028	130.8	130.8	132.5	0.05%
Perry Olson Insurance Agency Inc. dba State Farm Insurance	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	9/12/2028	15.0	15.0	13.4	—%
Rancho Paving, Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/10/2028	187.5	187.5	185.3	0.06%
Pelican Executives Suites, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/7/2028	320.0	320.0	284.8	0.10%
NY Tent, LLC dba Tent Company of New York LLC, NY Tent Parent LLC	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/7/2028	322.0	322.0	307.8	0.11%
Murlin Computer Company LLC dba Murlin Computer	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/7/2028	15.6	15.6	14.2	—%
Pool Guard of LA	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/7/2028	22.5	22.5	20.1	0.01%
Amaka Consulting LLC dba Donut Minis	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/7/2028	35.1	35.1	33.0	0.01%
Dr. G's Urgent Care LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/7/2028	22.5	22.5	20.1	0.01%
Asheville Spine and Nerve Institute PC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/7/2043	91.3	91.3	99.4	0.03%
Trolley Express Philly, Inc dba Shuttlebee & Honeybee Transportation LL	Support Activities for Transportation	Term Loan	Prime plus 2.75%	9/6/2028	12.8	12.8	11.8	—%
Extreme Auto Repair, Inc dba 1st Class Towing	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/6/2028	108.8	108.8	113.1	0.04%
National Stone LTD and NSI Group Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	8/31/2044	135.1	135.1	148.0	0.05%
LACCRB LLC dba PostNet	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/30/2028	15.0	15.0	13.6	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Living Centers Inc. dba Veranda House Senior Living	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	8/31/2043	421.3	421.3	463.7	0.16%
XL Soccer World Orlando. LLC, XL Soccer World Saco LLC, XL Sports World	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/30/2043	450.0	450.0	495.3	0.17%
Stat Constructor L.P	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/30/2028	104.0	104.0	107.9	0.04%
Greenfield Hill Wines & Spirits, LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	8/29/2028	92.0	92.0	82.7	0.03%
ARVAmethod LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/29/2028	2.4	2.4	2.1	—%
Extreme Engineering, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/29/2028	125.0	125.0	112.1	0.04%
Kotyark LLC dba Gibsonton Motel	Accommodation	Term Loan	Prime plus 2.75%	8/29/2043	82.5	82.5	90.8	0.03%
Graphish Studio, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/28/2028	7.5	7.5	6.7	—%
JFK Transportation Inc	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	8/28/2028	162.5	162.5	147.0	0.05%
Atlas Geo-Constructors LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/24/2028	75.0	75.0	74.5	0.03%
Finn & Emma LLC	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	8/24/2028	125.0	125.0	111.3	0.04%
Montana Life Group, LLC	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	8/24/2028	7.5	7.5	6.7	—%
Evans and Paul LLC, Evans & Paul Unlimited Corp	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	8/24/2028	87.5	87.5	80.0	0.03%
Wearware Inc dba FlyWire Cameras	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	8/24/2028	22.5	22.5	20.4	0.01%
Zash LLC dba Papa Murphy's take 'N' Bake Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/23/2028	42.3	42.3	39.5	0.01%
Buffalo Biodiesel Inc.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/21/2028	1,250.0	1,250.0	1,237.6	0.43%
Ginekis Enterprises, Inc dba Locanda Veneta	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/20/2028	87.5	87.5	78.2	0.03%
Wilkie J. Stadeker DDS	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/17/2028	42.5	42.5	37.8	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Geo Tek Alaska, Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/17/2043	56.8	56.8	62.5	0.02%
ATI Jet, Inc.	Air Transportation	Term Loan	Prime plus 2.75%	8/16/2028	215.3	215.3	206.8	0.07%
Lewins Law, P.C.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/16/2028	18.0	18.0	16.0	0.01%
GS Bath Inc	Truck Transportation	Term Loan	Prime plus 2.75%	8/15/2028	575.0	575.0	569.2	0.20%
Pamletics LLC dba F45	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/14/2028	31.6	31.6	29.8	0.01%
Conference Services International ETC LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/14/2028	627.8	627.8	597.5	0.21%
L.A. Insurance Agency GA 10 LLC	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	8/10/2028	11.2	11.2	10.0	—%
David D. Sullivan dba DMS Construction	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/9/2028	13.5	13.5	12.0	—%
Crystal Shores Inc. dba Shorewood Laundromat	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/9/2028	22.4	22.4	20.6	0.01%
Red Tail Management, Inc dba Jon Smith Subs	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/8/2028	50.0	50.0	46.9	0.02%
Palanuk & Associates, Inc.dba Wolfpk	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/8/2028	102.5	102.5	91.9	0.03%
CJNR, LLC	Accommodation	Term Loan	Prime plus 2.75%	8/7/2043	121.8	121.8	134.0	0.05%
Mercedes Cab Company, Inc	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	8/7/2028	130.0	130.0	119.1	0.04%
20th Century Lanes, Inc dba West Seattle Bowl	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/3/2028	112.5	112.5	110.2	0.04%
Alma Jacobsen,ODD Family Eye Care & Contact Lens LLC	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	8/3/2028	41.2	41.2	37.4	0.01%
Ron's Pool and Spa Services LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/3/2028	3.8	3.8	3.3	—%
Millwork Unlimited, Incorporated	Wholesale Electronic Markets and Agents and Brokers	Term Loan	Prime plus 2.75%	8/2/2028	7.5	7.5	6.7	—%
Accel Compression Inc., Accel Workover Services Inc.	Rental and Leasing Services	Term Loan	Prime plus 2.75%	8/1/2028	462.8	462.8	449.9	0.16%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Accel Compression Inc., Accel Workover Services, Inc	Rental and Leasing Services	Term Loan	Prime plus 2.75%	8/1/2043	311.3	311.3	321.4	0.11%
Samy Optical LLC dba Site for Sore Eyes	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/1/2028	114.8	114.8	102.3	0.04%
Nichols Stephens Funeral & Cremation Services Ltd	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/31/2043	79.8	79.8	87.9	0.03%
CSL Services Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/27/2028	544.4	544.4	510.8	0.18%
Nunez Enterprises Corporation dba La Casa	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	7/26/2028	8.2	8.2	7.3	—%
Sandlot Sports Inc dba Play it Again Sports	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	7/26/2028	18.6	18.6	16.6	0.01%
Summitsoft Corporation	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	7/26/2028	245.8	245.8	219.3	0.08%
Fitness Central, Inc dba Fitness Central	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	7/25/2028	62.1	62.1	56.4	0.02%
Relevant Elephant, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/25/2028	9.0	9.0	8.0	—%
Top Shelf Towing and Road Service, LLC	Support Activities for Transportation	Term Loan	Prime plus 2.75%	7/24/2028	13.4	13.4	12.0	—%
Florida Apnea Diagnostics, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/24/2028	20.9	20.9	18.6	0.01%
HAVL Enterprises Inc dba FedEx	Couriers and Messengers	Term Loan	Prime plus 2.75%	7/24/2028	79.6	79.6	79.4	0.03%
Daily Juice LLC dba Clean Juice	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/23/2028	54.1	54.1	54.6	0.02%
TR Nails, LLC dba Simple Nails	Personal and Laundry Services	Term Loan	Prime plus 2.75%	7/20/2028	62.1	62.1	55.3	0.02%
Elephant's Trunk of Westchester, LTD	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	7/17/2028	39.5	39.5	41.1	0.01%
674 Club LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/17/2043	261.5	261.5	287.8	0.10%
ZA Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	7/17/2028	10.8	10.8	10.2	—%
Smart-tel Communications LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/13/2028	22.4	22.4	23.1	0.01%
Mother's Cantina LLC dba Mother's Cantina	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/13/2028	68.4	68.4	61.8	0.02%
HQTRONICS LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	7/13/2028	62.1	62.1	55.3	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Smoove Move Productions, LLC dba Smoove Move Productions	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	7/12/2028	10.7	10.7	11.1	—%
Talent Logistix, LLC, Pinpoint Staffing LLC & ITC 2.0 LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/3/2028	62.3	62.3	57.2	0.02%
H.M.C, Incorporated	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	7/3/2028	191.4	191.4	172.1	0.06%
Deal to Win Inc	Nonstore Retailers	Term Loan	Prime plus 2.75%	7/3/2028	124.3	124.3	110.6	0.04%
Vital Inspection Professionals, Inc. dba VIP	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/3/2028	309.5	309.5	299.5	0.10%
US Cargo Express, LLC	Support Activities for Transportation	Term Loan	Prime plus 2.75%	7/2/2043	88.5	88.5	97.4	0.03%
Bio-Haz Solutions, Inc	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/29/2028	112.0	112.0	111.3	0.04%
Bio-Haz Solutions, Inc.	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/29/2043	282.7	282.7	285.1	0.10%
M J Losito Electrical Contractor's, Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2028	58.1	58.1	52.5	0.02%
Corptek Solutions LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/28/2028	47.0	47.0	41.7	0.01%
Local Leads, LLC dba New Direction Chiropractic	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2028	17.8	17.8	15.9	0.01%
Critter Cabana, LLC dba Critter Cabana	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/28/2028	82.8	82.8	73.7	0.03%
National Dredging Services of North Florida, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/27/2043	28.7	28.7	31.5	0.01%
National Dredging Services of North Florida, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/27/2028	52.7	52.7	54.7	0.02%
Julie Cooper-Bierman dba Forever Shopper	Nonstore Retailers	Term Loan	Prime plus 2.75%	6/27/2028	15.9	15.9	14.1	—%
^RLW4 Builders LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	6/27/2043	997.7	997.7	1,097.3	0.38%
Darnoc Enterprises Inc, Setira Paul Inc dba Conrad's Famous Bakery, Inc	Food Manufacturing	Term Loan	Prime plus 2.75%	6/27/2043	353.7	353.7	377.5	0.13%
Nick's Country Kitchen, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/27/2028	22.2	22.2	20.1	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
InUSA Ventures, Inc	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/27/2028	49.4	49.4	43.9	0.02%
Bengals, Inc. dba Royal Liquor Mart	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/26/2043	106.0	106.0	110.6	0.04%
Peter Thomas Roth Labs LLC, & June Jacobs Labs, LLC	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	6/26/2028	914.6	914.6	835.6	0.29%
Sun Pools, Inc	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/25/2043	305.3	305.3	299.1	0.10%
DPF Filters Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/25/2028	68.0	68.0	61.8	0.02%
Sun Pools, Inc dba Sun Fiberglass Pools	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/25/2028	772.6	772.6	710.2	0.25%
Sushi Prime, LLC and Vasilia Investments	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/22/2028	271.9	271.9	254.5	0.09%
Martha Beauty Supply And Braiding, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/22/2043	139.7	139.7	153.7	0.05%
Judy E. Moncrief C.P.A LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/22/2028	14.8	14.8	13.2	—%
Mr. Lube, Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/22/2043	662.2	662.2	677.3	0.24%
The Desert House Assisted Living, LLC dba The Desert House Assisted Living	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	6/22/2043	78.6	78.6	84.1	0.03%
Mr. Lube, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/22/2028	579.7	579.7	557.9	0.19%
Surya Hotel LLC dba Hotel Royal	Accommodation	Term Loan	Prime plus 2.75%	6/21/2028	56.0	56.0	58.2	0.02%
York Woods Tree Service, LLC dba York Woods Tree and Products, LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/21/2043	242.9	242.9	252.0	0.09%
Independent Life LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/21/2028	123.6	123.6	109.9	0.04%
York Woods Tree Service, LLC dba York Woods Tree and Products, LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/21/2028	140.9	140.9	137.3	0.05%
Lilo Holdings LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/20/2028	18.6	18.6	16.9	0.01%
Olsen Bros. Transportation, Inc. & Golden Spike Leasing, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	6/20/2028	614.0	614.0	549.9	0.19%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Webster Light, LLC	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	6/19/2028	89.0	89.0	88.7	0.03%
Mid America Motorworks, Inc and Yager Holdings L.P	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/19/2043	498.8	498.8	548.7	0.19%
Colovic Hackettstown Dairy LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/19/2043	274.7	274.7	299.9	0.10%
LCP Transportation, LLC dba LCP Teleservices	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	6/19/2028	808.3	808.3	718.5	0.25%
Jones Roger Sherman Inn, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/19/2028	425.0	425.0	441.5	0.15%
Allen Theatre and Back Stage Cafe LLC	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	6/18/2043	125.7	125.7	135.4	0.05%
Schumacker Recreation, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/18/2028	148.3	148.3	154.1	0.05%
Kootenay Columbia LLC	Truck Transportation	Term Loan	Prime plus 2.75%	6/15/2028	5.9	5.9	5.7	—%
Northway Exit 29 Campground, Inc dba Adirondacks Jellystone Parks	Accommodation	Term Loan	Prime plus 2.75%	6/15/2043	215.7	215.7	237.3	0.08%
Venzix Ventures Inc. dba Venzix	Nonstore Retailers	Term Loan	Prime plus 2.75%	6/15/2028	13.1	13.1	12.7	—%
Softrol Systems Inc dba Softrol Systems	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	6/15/2028	922.1	922.1	830.1	0.29%
Oil Palace Inc.	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/15/2043	143.8	143.8	158.2	0.05%
Dianne Williams and Louis Williams dba Sweetlips Store	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/15/2043	46.1	46.1	49.0	0.02%
Barrett Appliance Distributors Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/14/2043	621.5	621.5	619.9	0.22%
Tele Tax Express Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/14/2028	22.2	22.2	21.9	0.01%
Top Cat Ready Mix, LLC & Ples Investments LLC, Pappy's Sand & Gravel	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/14/2028	154.5	154.5	144.4	0.05%
Team Sandy Blanton Realty, Inc	Real Estate	Term Loan	Prime plus 2.75%	6/14/2043	96.7	96.7	98.1	0.03%
Barrett Appliance Distributors, Inc	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/14/2028	498.1	498.1	466.7	0.16%
E & J Sims Co. LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/14/2028	49.4	49.4	45.4	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Mastiff Studios LLC	Educational Services	Term Loan	Prime plus 2.75%	6/13/2043	42.7	42.7	46.4	0.02%
Ciasom LLC dba Mosaic	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/11/2028	178.0	178.0	159.1	0.06%
Golf Swing Prescription LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/11/2028	13.1	13.1	11.6	—%
Skyways LTD, Jet 60 LLC,Mendean Jonath, Inc, Jet AOG, Inc & Jonathan Men	Support Activities for Transportation	Term Loan	Prime plus 2.75%	6/8/2043	379.8	379.8	390.0	0.14%
Camp K-9 Pet Resort & Spa, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/8/2028	8.2	8.2	7.4	—%
Beyond Grooming LLC and Michelle McWatters	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/8/2043	42.9	42.9	46.5	0.02%
Icebox Cafe, L.C. and Icebox Cafe at Doral, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/8/2028	782.6	782.6	708.9	0.25%
Applied Behavioral Consulting, Inc	Social Assistance	Term Loan	Prime plus 2.75%	6/7/2043	49.9	49.9	53.9	0.02%
H S Corporation dba Lake Anna Lodge	Accommodation	Term Loan	Prime plus 2.75%	6/7/2043	130.9	130.9	144.0	0.05%
Anurag, LLC dba Oakwood Package Store	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/6/2043	136.9	136.9	140.7	0.05%
Sowells Consulting Engineers, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/6/2028	22.2	22.2	19.9	0.01%
Hardway Inc and A F C Leasing, Inc	Rental and Leasing Services	Term Loan	Prime plus 2.75%	6/6/2028	48.7	48.7	43.3	0.02%
Funtime, LLC dba Indoor Playgrounds International	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/5/2028	247.2	247.2	219.9	0.08%
SSD Designs LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/5/2028	73.4	73.4	65.9	0.02%
^AVM LLC dba Luv 2 Play	Social Assistance	Term Loan	Prime plus 2.75%	6/1/2028	26.1	26.1	25.4	0.01%
Mastrocinque Restaurant Management Company LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/1/2028	82.8	82.8	80.3	0.03%
BTD Feed & Nutrition, LLC dba Thomaston Feed Cheshire	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/1/2028	52.4	52.4	46.6	0.02%
Seraj Wireless, LLC	Electronics and Appliance Stores	Term Loan	Prime plus 2.75%	5/31/2028	122.9	122.9	126.1	0.04%
Awan Business Management Group LLC, Awan Sign Company LLC & Awan Promo	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/31/2043	272.8	272.8	290.0	0.10%
Brooks Seaplane Service Inc and Lunt Enterprises LLC	Scenic and Sightseeing Transportation	Term Loan	Prime plus 2.75%	5/31/2028	142.8	142.8	126.9	0.04%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SSMV LLC dba Burgerim	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/30/2028	57.5	57.5	55.9	0.02%
Eagle Aggregate Transportation, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	5/30/2028	86.0	86.0	80.0	0.03%
Crowley Ventures, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2028	73.3	73.3	66.2	0.02%
Iloka, Inc dba New Cloud Networks	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/25/2028	245.8	245.8	230.8	0.08%
Starship, LLC dba Tint World Smyrna	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/25/2043	86.8	86.8	95.0	0.03%
Ocean Breeze Holdings, LLC, Ocean Beach Resort LLC & Ocean Breeze LanC	Accommodation	Term Loan	Prime plus 2.75%	5/25/2043	1,245.6	1,245.6	1,370.1	0.48%
Adow Pools LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/25/2028	172.0	172.0	156.5	0.05%
Conan Enterprises LLC	Nonstore Retailers	Term Loan	Prime plus 2.75%	5/25/2028	22.1	22.1	19.7	0.01%
Dream Spa LLC and Dream Spa Greenwich LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/25/2028	99.2	99.2	89.1	0.03%
Broadalbin Properties LLC dba Broadalbin Hotel & 1854 Pub & Eatery	Accommodation	Term Loan	Prime plus 2.75%	10/25/2043	156.9	156.9	172.8	0.06%
Seaside Acupuncture LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/24/2043	49.8	49.8	52.5	0.02%
DMA Equipment LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/24/2043	260.3	260.3	269.3	0.09%
Chem-Flotronics, Inc.	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	5/22/2028	98.3	98.3	89.2	0.03%
LightStorm Security LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/21/2028	5.3	5.3	4.7	—%
Yakov Levy M.D., P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/18/2028	107.9	107.9	96.3	0.03%
Mark A Espinoza, DDS PLLC dba Central Dental Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/18/2028	60.0	60.0	53.3	0.02%
On Stage Enterprises LLC, On Stage Theaters Branson, LLC,	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	5/17/2028	245.8	245.8	218.4	0.08%
JVLS LLC dba Vaccines 2 Go	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/17/2028	8.1	8.1	7.2	—%
Joshua One Limited Liability Company dba Genesis Personal Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/16/2043	320.4	320.4	328.8	0.11%
Clore Construction LLC	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	5/16/2028	147.7	147.7	138.1	0.05%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Fireplace Outlet Inc	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	5/15/2028	22.1	22.1	23.0	0.01%
James T. Hendel dba Autotexx Mobile Auto Repair	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/15/2028	7.4	7.4	7.7	—%
Galore Salon & Extension Lounge Inc dba Pretty Chic Hair & Lashes	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/14/2028	4.4	4.4	4.0	—%
Bote Virginia Beach, Inc. dba Bote Virginia Beach	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	5/11/2028	11.1	11.1	10.0	—%
Circle and Square, Inc dba Stamford Kumon	Educational Services	Term Loan	Prime plus 2.75%	5/11/2028	41.8	41.8	37.2	0.01%
Adhara, LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/11/2043	43.7	43.7	46.1	0.02%
Daniel Woodward, DC PLLC dba Doc's Body Shop	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/11/2028	40.5	40.5	36.0	0.01%
Johnson Expedited Trucking, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	5/11/2028	10.3	10.3	9.6	—%
Baby Gentry's Childcare & Learning Academy	Social Assistance	Term Loan	Prime plus 2.75%	5/10/2028	11.1	11.1	9.9	—%
P & M Entertainment, LLC dba Luv 2 Play	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/10/2028	106.3	106.3	98.9	0.03%
Whitetail Nurseries Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/9/2028	262.9	262.9	253.0	0.09%
Buy Gitomer Inc., Gitgo LLC.,GitGo Archives, LLC, and Jeffrey Gitomer	Educational Services	Term Loan	Prime plus 2.75%	5/9/2043	722.5	722.5	794.6	0.28%
Oculi Entertainment Inc	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	5/8/2028	22.1	22.1	19.7	0.01%
Schmaltz Operations LLC dba Companion Camp	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/7/2028	59.0	59.0	56.9	0.02%
Container Shipping, LLC	Support Activities for Transportation	Term Loan	Prime plus 2.75%	5/4/2028	49.2	49.2	43.7	0.02%
Wilbur Standford Jr Trucking and Excavating, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/3/2028	235.9	235.9	231.4	0.08%
Warner Family Restaurant LLC dba Burgerim	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/3/2028	20.1	20.1	18.6	0.01%
McIntosh Trail Management Service Organization, Inc.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/1/2028	93.4	93.4	97.0	0.03%
Olmsted LLC and 626 Van LLC dba Maison Yaki	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/1/2028	166.7	166.7	153.8	0.05%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Metropolitan Solutions Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/30/2043	36.4	36.4	40.0	0.01%
Brenden Kehren Development LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/30/2028	2.9	2.9	2.6	—%
Saltamontes Tire Company, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/30/2043	102.0	102.0	108.0	0.04%
Corona Dance, LLC dba Huracan Dance Studio	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	4/30/2028	11.7	11.7	10.4	—%
Sunlinc Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/30/2028	9.5	9.5	8.5	—%
SOWC Associates LLC dba Serenity Oaks Wellness Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/30/2043	1,244.2	1,244.2	1,368.5	0.48%
Kastoria Inc. dba Bantam Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/27/2028	14.7	14.7	13.2	—%
Rory James Contracting LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	4/27/2028	15.7	15.7	13.9	—%
Suraj Enterprises, Inc.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/27/2028	306.1	306.1	291.7	0.10%
Contrada Snacks LLC	Truck Transportation	Term Loan	Prime plus 2.75%	4/27/2028	10.0	10.0	8.9	—%
Little Angels Daycare and Learning Center LLC	Social Assistance	Term Loan	Prime plus 2.75%	4/27/2043	159.9	159.9	175.8	0.06%
LMH Optics LLC dba Sterling Optical	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/26/2028	48.9	48.9	43.5	0.02%
RWT Corporation dba Welding Works	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	4/26/2028	507.5	507.5	470.2	0.16%
Pledge 4 Hope LLC	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	4/26/2028	14.7	14.7	13.1	—%
Matrix Z, LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	4/26/2028	73.4	73.4	73.2	0.03%
K&S Hardware LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	4/26/2028	22.0	22.0	19.5	0.01%
RWT Corporation dba Welding Works	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	4/26/2043	211.6	211.6	208.8	0.07%
Joe & Sons Service, Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/24/2028	109.9	109.9	114.2	0.04%
Kneading Dough LLC dba NY Bagel Cafe & Deli	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/23/2028	18.1	18.1	16.8	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Digzy Dogz and Grill LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/20/2028	8.8	8.8	8.5	—%
Spitnale's Garage LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/20/2043	60.0	60.0	62.8	0.02%
Just for Boats LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/20/2043	17.5	17.5	19.1	0.01%
Nando LLC dba Tall Timbers Banquet and Conference Center	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/20/2028	19.8	19.8	18.0	0.01%
Rosemarie Products Company LLC	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	4/18/2028	14.7	14.7	13.0	—%
Means Enterprises LLC	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	4/18/2028	7.3	7.3	6.6	—%
James L Shoemaker APCC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/18/2028	15.7	15.7	13.9	—%
A New Dawn Psychotherapy Associates, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/18/2043	87.1	87.1	89.1	0.03%
Veterinary Preventive Care, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/18/2028	45.7	45.7	42.1	0.01%
Southern Oaks Athletic Club, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/17/2043	365.3	365.3	393.7	0.14%
Southern HVAC LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/17/2043	22.4	22.4	22.7	0.01%
Southern HVAC LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/17/2028	39.1	39.1	37.3	0.01%
The Vine, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/17/2028	14.0	14.0	12.8	—%
1301 Starks Inc.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/16/2028	22.0	22.0	22.3	0.01%
Patricia A. Freeman & Samuel C. Freeman dba Teenas Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/13/2043	43.3	43.3	45.6	0.02%
Precision Components Group Inc	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	4/11/2028	22.0	22.0	21.2	0.01%
Sexy Nails Center LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/10/2043	201.5	201.5	218.2	0.08%
Mark Baker	Truck Transportation	Term Loan	Prime plus 2.75%	4/9/2028	11.7	11.7	10.7	—%
Innovation Transport LLC	Truck Transportation	Term Loan	Prime plus 2.75%	4/6/2028	50.1	50.1	48.2	0.02%
Newsome Mobile Notary LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/5/2028	5.1	5.1	4.6	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Shree Lakshminarayyn Grocery Stores LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	4/5/2043	119.4	119.4	126.8	0.04%
^Bean City Bar and Grill LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/4/2043	94.0	94.0	100.3	0.03%
GQ Investments,LLC	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	3/30/2028	204.5	204.5	184.0	0.06%
Alaska Industrial Paint LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/30/2043	221.6	221.6	233.1	0.08%
B&C Texas Leasing Inc and M&W Hot Oil, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	3/30/2028	952.0	952.0	911.1	0.32%
Master Roofing and Siding Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/30/2028	257.4	257.4	226.6	0.08%
Romancing the Stone	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/30/2043	346.5	346.5	359.3	0.12%
Alaska Industrial Paint LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/30/2028	121.2	121.2	120.4	0.04%
Michael S Brown Physical Therapy, P.C	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/30/2028	95.4	95.4	84.1	0.03%
Arrow Freight Inc	Truck Transportation	Term Loan	Prime plus 2.75%	3/30/2028	680.5	680.5	598.9	0.21%
B&C Texas Leasing Inc.,M & W Hot Oil, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	3/30/2043	268.4	268.4	272.8	0.09%
Fifth Wheel Truck Stop 001	Gasoline Stations	Term Loan	Prime plus 2.75%	3/30/2043	1,139.5	1,139.5	1,142.1	0.40%
Boulevard Books Inc.	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/30/2043	120.5	120.5	127.6	0.04%
Payne's Environmental Services LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/30/2028	220.1	220.1	209.1	0.07%
America's Little Leaders Academy, Inc	Social Assistance	Term Loan	Prime plus 2.75%	3/30/2043	22.4	22.4	23.8	0.01%
Technical Ordnance Solutions, LLC	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/30/2028	1,151.7	1,151.7	1,022.0	0.35%
Kaz Wellness, LLC dba Grounded Wellness Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/29/2028	15.4	15.4	14.3	—%
Hot Shot Services, Inc and TFB, Ltd Co	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/29/2043	397.6	397.6	435.3	0.15%
Clancy 15 LLC and Allied Molded Products LLC	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	3/28/2028	150.2	150.2	142.8	0.05%
Lou & Choo Enterprises Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/28/2043	33.8	33.8	37.1	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Kenneth Whelchel dba Whelchel Fencing and Construction	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/28/2028	63.1	63.1	58.6	0.02%
Cartwright Termite & Pest Control Inc. and Cartwright Termite &Pest Control	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/28/2028	226.1	226.1	213.4	0.07%
Montage Mountain Resorts, LP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/28/2043	1,242.5	1,242.5	1,360.4	0.47%
Clancy 15 LLC and Allied Molded Products LLC	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	3/28/2043	213.6	213.6	216.2	0.08%
Corning Lumber Company Inc & Frank R Close & Son Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/28/2028	85.0	85.0	87.9	0.03%
K.C. Communications, Inc.	Telecommunications	Term Loan	Prime plus 2.75%	3/27/2028	60.7	60.7	62.8	0.02%
Towing Professionals of Arizona Inc	Support Activities for Transportation	Term Loan	Prime plus 2.75%	3/26/2043	535.5	535.5	524.0	0.18%
Towing Professionals of Arizona Inc	Support Activities for Transportation	Term Loan	Prime plus 2.75%	3/26/2028	145.7	145.7	133.8	0.05%
Aque Investment Group LLC	Real Estate	Term Loan	Prime plus 2.75%	3/23/2028	257.9	257.9	265.8	0.09%
All Regional Recyclers of Wood LLC dba ARROW	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/23/2028	127.5	127.5	121.7	0.04%
Shweiki Media Inc dba Study Breaks Magazine	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/23/2028	72.9	72.9	73.7	0.03%
Cable Management, LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/23/2028	96.2	96.2	91.9	0.03%
Sunshine Tents and Event Rentals LLC	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/23/2028	59.9	59.9	62.0	0.02%
Denton BioFuels LLC and Amercian BioSource, LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/23/2028	94.7	94.7	88.4	0.03%
Sofasco, Inc	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/23/2043	99.4	99.4	99.9	0.03%
Kajun Martial Arts LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/23/2028	21.9	21.9	19.6	0.01%
New York Label & Box Corp	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/23/2043	1,242.5	1,242.5	1,297.7	0.45%
ME Interiors LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/22/2028	18.2	18.2	16.0	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
GeoTek Alaska, Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/21/2043	844.9	844.9	884.9	0.31%
RTSP Union LLC	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	9/20/2028	1,203.0	1,203.0	1,127.4	0.39%
Rexco Foods LLC dba Papa John's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/20/2028	41.3	41.3	36.3	0.01%
Cest Chic Concepts, LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/19/2028	10.9	10.9	9.9	—%
TX Superior Communications, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/19/2028	90.7	90.7	83.3	0.03%
Car Pro Auto Spa of Stuart, LLC dba Tide Pools Island Gifts	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/16/2028	21.9	21.9	22.6	0.01%
Petroleum Equipment & Services, Inc	Support Activities for Mining	Term Loan	Prime plus 2.75%	3/16/2028	242.9	242.9	248.5	0.09%
Camerabots Media, LLC	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	3/16/2028	14.6	14.6	13.1	—%
Rojenco, Inc. dba Buggy Bathe Auto Wash Lube & Detail Shoppe	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/15/2043	515.9	515.9	546.6	0.19%
Rojenco II,Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/15/2043	76.5	76.5	81.1	0.03%
Bear Bones, Inc.	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	3/15/2043	22.4	22.4	24.0	0.01%
CTD Operations Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2028	64.3	64.3	57.7	0.02%
Rojenco, Inc. dba The Buggy Bathe Auto Wash Lube & Detail Shoppe	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/15/2043	76.5	76.5	81.1	0.03%
Rojenco II, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/15/2043	400.0	400.0	423.9	0.15%
Bovill Creative LLC	Real Estate	Term Loan	Prime plus 2.75%	3/14/2028	53.5	53.5	55.3	0.02%
Summit Insights Group LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	3/14/2028	92.8	92.8	81.6	0.03%
Dante Ultimate Cleaning Service LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/9/2028	9.9	9.9	9.3	—%
SRG Waterfront LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/9/2028	303.6	303.6	270.9	0.09%
2b Mom Inc dba Mom's the Word Maternity	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	3/9/2028	94.8	94.8	83.5	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Bee Kidz Funzone Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/9/2028	190.0	190.0	173.1	0.06%
Integrity Machinery Moving, LLC	Support Activities for Transportation	Term Loan	Prime plus 2.75%	3/8/2028	21.9	21.9	22.6	0.01%
Treft Systems Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/8/2028	14.6	14.6	12.9	—%
Unpainted Arizona, LLC dba Westside Bowl	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/7/2043	82.0	82.0	87.1	0.03%
Play4Fun dba Luv 2 Play	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/7/2028	151.1	151.1	140.1	0.05%
BC Bishop Enterprises LLC dba 9Round Pooler	Educational Services	Term Loan	Prime plus 2.75%	3/2/2028	8.2	8.2	7.4	—%
Stepping Stones Childrens Academy	Social Assistance	Term Loan	Prime plus 2.75%	3/2/2043	252.8	252.8	270.1	0.09%
Espinoza & Salinas Group Ltd dba Credit 360 Consulting	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/2/2028	4.8	4.8	4.4	—%
Connie Engelbrecht	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	2/28/2028	2.9	2.9	2.6	—%
The Law Offices of Samuel R Miller LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/28/2043	118.1	118.1	128.9	0.04%
Merciful Heavenly Homes, LLC	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	2/28/2043	65.6	65.6	71.8	0.02%
Urban Fitness Group LLC dba Crunch Fitness Group LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2028	216.2	216.2	223.5	0.08%
Carey Collision Repairs Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/27/2028	72.4	72.4	65.5	0.02%
Betty's Catering Corp, Betty's Decoration & Wedding Center Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/26/2043	352.9	352.9	386.3	0.13%
Purely Seed LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	2/26/2028	120.7	120.7	106.2	0.04%
Carries Cakes and Catering, Inc dba Carrie's Cakes and Confections	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/23/2028	5.0	5.0	4.4	—%
Jackpine Technologies Corporation	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	2/22/2028	76.3	76.3	73.6	0.03%
Crossfit iQ LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/21/2028	41.0	41.0	37.2	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Wellfleet Consulting Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/21/2028	14.5	14.5	12.7	—%
New View Media Group LLC	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	2/16/2028	79.7	79.7	82.3	0.03%
Town & Country Transportation Co.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	2/16/2028	64.0	64.0	66.1	0.02%
Lulinjett LLC dba All American Printing & Design	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	2/14/2043	105.5	105.5	115.5	0.04%
Margab Inc dba Smoothie King	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/13/2028	12.3	12.3	11.1	—%
JumboMarkets, Inc.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/13/2028	200.3	200.3	182.7	0.06%
Quality Machine of Iowa, Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	2/9/2028	1,245.5	1,245.5	1,194.4	0.41%
Tony Herring & Associates, Inc.	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	2/9/2028	8.0	8.0	8.0	—%
Start "UP "Dreams, Inc dba SDC Concrete and Start"UP" Dream Construction	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/9/2028	72.4	72.4	67.4	0.02%
Apps Inc., Market Share, and Singular Leaseholdings LLC	Telecommunications	Term Loan	Prime plus 2.75%	2/8/2028	506.8	506.8	446.1	0.15%
De La Vega LLC dba De La Vega Deland and De La Vega Oviedo	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/7/2028	76.1	76.1	69.6	0.02%
Macrotech Integrated Management Solutions dba Extreme Lawn Care	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/5/2028	11.6	11.6	12.0	—%
Midlothian Hardware Inc dba Grills True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	2/2/2028	14.5	14.5	14.8	0.01%
M&R Wong LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	2/1/2028	11.5	11.5	10.2	—%
Chace Building Supply of CT Inc.,	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	1/31/2043	297.8	297.8	326.1	0.11%
Rocco'sLandscaping LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/31/2043	74.3	74.3	81.4	0.03%
USA General Investment LLC dba Braniff Paint and Body Shop	Repair and Maintenance	Term Loan	Prime plus 2.75%	1/31/2028	14.4	14.4	13.0	—%
WydeBodi, LLC dba Wyde Bodi Auto Tags	Support Activities for Transportation	Term Loan	Prime plus 2.75%	1/30/2043	47.1	47.1	49.8	0.02%
New Phaze Packaging Inc	Paper Manufacturing	Term Loan	Prime plus 2.75%	1/26/2043	951.0	951.0	1,034.3	0.36%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Parati USA Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	1/25/2028	21.6	21.6	19.0	0.01%
Concrete Services LLC and James Ward	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/25/2028	95.9	95.9	89.6	0.03%
Southside BBQ Corp	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/25/2028	18.7	18.7	19.3	0.01%
Flair Interiors, Inc dba Giant Don's Flooring America	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	1/24/2028	131.9	131.9	136.4	0.05%
Tier 1 Solutions LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/23/2028	7.2	7.2	6.5	—%
Friend Contractors, LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	1/19/2043	230.5	230.5	239.9	0.08%
Weeping Willow Kennels, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/19/2028	10.1	10.1	10.3	—%
Lavish Specs Inc	Machinery Manufacturing	Term Loan	Prime plus 2.75%	1/19/2028	7.2	7.2	6.3	—%
MedWorxs Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/18/2028	75.6	75.6	66.5	0.02%
Driven Warehouse/Distribution LLC	Truck Transportation	Term Loan	Prime plus 2.75%	1/18/2028	129.0	129.0	113.6	0.04%
Lou & Choo Enterprises Inc dba Lou & Choo Lounge	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/18/2043	114.0	114.0	117.8	0.04%
Specialized Dairy Processors LLC and Nathaly Zapata	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/16/2028	62.4	62.4	54.9	0.02%
Human Resource Time Manager LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/8/2028	14.8	14.8	15.3	0.01%
Impress Therapeutic Massage LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/8/2043	62.5	62.5	66.5	0.02%
Sandfree Systems LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/5/2028	7.2	7.2	7.4	—%
Crad Holding LLC dba Neighborhood Laundry of Bloomfield	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/5/2028	60.0	60.0	53.2	0.02%
Social Link LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/29/2027	10.7	10.7	9.4	—%
Morrocco Method, Inc	Chemical Manufacturing	Term Loan	Prime plus 2.75%	12/27/2042	852.7	852.7	892.4	0.31%
Anglin Cultured Stone Products LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	12/27/2042	637.4	637.4	634.0	0.22%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Muckamuck Trucks, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	12/22/2027	13.2	13.2	12.6	—%
O'Rourke's Diner, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/22/2027	3.6	3.6	3.5	—%
Anderson Farms Inc	Truck Transportation	Term Loan	Prime plus 2.75%	12/22/2027	1,217.1	1,217.1	1,081.3	0.38%
^Salida Family Chiropractic-PPLC dba Salida Sport and Spine	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/22/2027	11.4	11.4	10.1	—%
^Advance Case Parts Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/22/2027	47.3	47.3	45.5	0.02%
^TrialHawk Litigation Group LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/22/2027	15.0	15.0	13.2	—%
Landmark Ventures USA Inc	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	12/22/2027	59.6	59.6	52.4	0.02%
^Medical Plaza of Boro Park PC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/22/2027	59.6	59.6	52.4	0.02%
^Lab Partner, LLC and Beechtree Diagnostics, LLP and Cottonwood Diag	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/22/2027	742.1	742.1	661.2	0.23%
^Dudeck Enterprise LLC dba Detail Garage Las Vegas	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/22/2027	15.5	15.5	16.0	0.01%
Driven Warehouse/Distribution LLC	Truck Transportation	Term Loan	Prime plus 2.75%	12/22/2027	726.2	726.2	638.2	0.22%
Bisson Transportation Inc	Truck Transportation	Term Loan	Prime plus 2.75%	12/22/2027	71.5	71.5	70.3	0.02%
Jacliff Investments Inc dba International Heal	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	12/22/2027	47.7	47.7	41.9	0.01%
Ameco Forest Products LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/21/2027	166.9	166.9	172.3	0.06%
^Blue Lagoon Resort, LLC dba Hill View Cottages	Accommodation	Term Loan	Prime plus 2.75%	12/21/2042	186.8	186.8	204.4	0.07%
^CT Auto Spa LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/21/2027	206.4	206.4	210.2	0.07%
DHD Enterprise LLC dba Edible Arrangements #1699	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/21/2027	21.9	21.9	20.1	0.01%
^Tropical Stone LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/21/2027	179.1	179.1	185.0	0.06%
^DBMS Consulting, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/20/2027	71.5	71.5	68.5	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Best Quality Home Care LLC	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	12/19/2027	7.6	7.6	6.7	—%
^CZAR Industries, Inc.	Machinery Manufacturing	Term Loan	Prime plus 2.75%	12/19/2027	253.9	253.9	238.0	0.08%
^Auto Excellance of Fort Myers Inc.	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/19/2042	105.2	105.2	115.1	0.04%
^Dr. Richard R. Rolle, Jr., PLLC dba Rolle Oral & Facial Surgery	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/18/2027	122.3	122.3	116.2	0.04%
^1-0 Granny's Helpful Hands, LLC	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	12/15/2027	21.5	21.5	19.1	0.01%
^Legion Bowl, Inc & Legion Pub Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/15/2042	331.4	331.4	362.5	0.13%
^Montessori Community School	Social Assistance	Term Loan	Prime plus 2.75%	12/15/2027	59.6	59.6	56.7	0.02%
^Ocean Trans LLC & Dehal Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	12/15/2042	604.0	604.0	603.2	0.21%
^JMD Aviation Holdings, LLC	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/15/2027	476.8	476.8	482.4	0.17%
^Crystal II Auto Glass Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/15/2027	14.3	14.3	12.6	—%
^Demand Printing Solutions Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	12/15/2027	17.0	17.0	16.1	0.01%
^Capital Containers LLC	Truck Transportation	Term Loan	Prime plus 2.75%	12/15/2027	21.5	21.5	19.3	0.01%
^Peanut Butter & Co., Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/15/2027	214.5	214.5	188.6	0.07%
Neville Galvanizing, Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2042	625.0	625.0	643.9	0.22%
^Barcade Holdings, LLC ,Barcade LLC, & Barcade New Haven LLC	Management of Companies and Enterprises	Term Loan	Prime plus 2.75%	12/14/2027	60.6	60.6	54.2	0.02%
^Atlas Geo-Constructors, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/14/2027	289.9	289.9	280.5	0.10%
^KR Calvert & Co, LLC	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	12/14/2027	446.3	446.3	393.9	0.14%
Royalty Freight Inc	Truck Transportation	Term Loan	Prime plus 2.75%	12/14/2027	637.7	637.7	560.4	0.19%
^AADJ Empire Inc and AADJ Galaxy Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/14/2042	179.5	179.5	182.4	0.06%
^Heung Kyun Im	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/14/2027	14.7	14.7	12.9	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^LP Industries Inc. dba Childforms	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	12/14/2027	71.7	71.7	69.9	0.02%
Beale Street Blues Company Inc. dba B.B. King's Club-Memphis	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/14/2027	960.7	960.7	851.3	0.30%
^Hana Pastries Enterprises LLC dba Hana Kitchens, Hana Pastries, Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	12/14/2027	92.0	92.0	91.3	0.03%
^Hardway Inc & AFC Leasing Inc	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/13/2027	892.7	892.7	784.5	0.27%
^Nichols Fire and Security LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/13/2042	86.6	86.6	89.9	0.03%
^LPB LPB Property Management Inc	Real Estate	Term Loan	Prime plus 2.75%	12/12/2042	99.0	99.0	107.8	0.04%
^The Ohio Valley Group Inc dba Ohio Valley Landscapes & Design	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/12/2027	14.3	14.3	13.0	—%
^Sky Way Enterprises, Inc, A-Liner-8-Aviation, Inc, Kissimmee Aviation	Air Transportation	Term Loan	Prime plus 2.75%	12/12/2027	476.8	476.8	419.0	0.15%
A-1 Van Services Inc	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	12/12/2027	686.3	686.3	664.2	0.23%
^Clore Construction LLC	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	12/12/2027	441.5	441.5	423.5	0.15%
^Big Picture Group LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/12/2027	357.6	357.6	327.9	0.11%
^Jai Ganeshai LLC, Mahiveera 1 LLC, Mahiveera 2 LLC & KSVP LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	12/12/2027	47.7	47.7	41.9	0.01%
^Clear Sound Communications, Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/8/2027	3.6	3.6	3.2	—%
^AV Strategy Inc	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/8/2027	421.9	421.9	396.9	0.14%
^JVLS LLC dba Vaccines 2 Go	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/7/2027	14.3	14.3	12.6	—%
^Kim Howard Corp dba NPN Machine Tools	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/7/2042	570.3	570.3	621.7	0.22%
^IHC Hardware Inc.	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/6/2042	99.0	99.0	99.4	0.03%
^Earth First Recycling LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/6/2027	72.8	72.8	73.1	0.03%
^ODS Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/6/2027	46.7	46.7	43.5	0.02%
^Driven Powersports, Inc	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/6/2027	83.4	83.4	73.3	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Affordable Auto Transport LLC	Truck Transportation	Term Loan	Prime plus 2.75%	12/5/2027	7.2	7.2	6.5	—%
Oil Palace, Inc.	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/4/2042	980.5	980.5	1,072.7	0.37%
^Healthcare Interventions, Inc dba Brightstar Healthcare of & Brightstar	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/4/2027	14.3	14.3	12.6	—%
^PS Camping Inc.	Accommodation	Term Loan	Prime plus 2.75%	12/1/2027	19.0	19.0	19.3	0.01%
^Linda Jean Howard Riley dba The Rusty Bolt	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/1/2042	20.8	20.8	22.8	0.01%
^Salud Bar & Grill LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/1/2027	53.6	53.6	47.4	0.02%
^Square1 Partners, LLC	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	12/1/2027	59.7	59.7	52.4	0.02%
Utara LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/1/2027	22.1	22.1	20.5	0.01%
^Fortress Verve Inc, Maurice R. Margules and Antonie C. Reinhard	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	11/30/2027	124.3	124.3	124.4	0.04%
^WTI Distribution Inc	Support Activities for Transportation	Term Loan	Prime plus 2.75%	11/30/2027	37.9	37.9	36.0	0.01%
^Frontier Sand LLC	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	11/30/2027	488.1	488.1	482.2	0.17%
^Create- A- Stitch, Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/30/2042	86.5	86.5	93.3	0.03%
^J. Venture Holdings, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/30/2027	11.8	11.8	12.2	—%
^Skin Beauty Bar Inc. and Tameka J. Mathis	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/30/2027	8.5	8.5	7.7	—%
^Clearwater Transportation LTD dba Thrifty Car Rental, Dollar Rent A Car	Rental and Leasing Services	Term Loan	Prime plus 2.75%	11/29/2027	163.4	163.4	146.9	0.05%
^Our Playhouse Preschool, LLC	Social Assistance	Term Loan	Prime plus 2.75%	11/29/2042	233.8	233.8	255.8	0.09%
^OPH Lexington, Inc	Social Assistance	Term Loan	Prime plus 2.75%	11/29/2042	192.8	192.8	210.9	0.07%
Amped Coffee Company LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/28/2027	59.2	59.2	61.0	0.02%
Beacon Brewing LLC and C' Sons, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/27/2042	125.5	125.5	137.3	0.05%
^JMD Corporation dba Dart's True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/22/2027	17.8	17.8	16.9	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Step Up Academy of the Arts, LLC	Educational Services	Term Loan	Prime plus 2.75%	11/22/2027	14.9	14.9	13.1	—%
^Webtez Inc dba Mod Vans	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/22/2027	66.3	66.3	58.6	0.02%
^Cali Fit Meals	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/21/2027	21.3	21.3	20.3	0.01%
^Grumpy's Restaurant Company, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/21/2027	67.4	67.4	59.4	0.02%
PB Market LLC dba Pure Barre	Educational Services	Term Loan	Prime plus 2.75%	11/21/2027	102.8	102.8	90.5	0.03%
^Glencadia Corporation	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/21/2027	3.5	3.5	3.1	—%
^B Lam LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/20/2042	179.2	179.2	191.3	0.07%
N Transport LLC	Truck Transportation	Term Loan	Prime plus 2.75%	11/20/2027	390.2	390.2	342.9	0.12%
N Transport LLC	Truck Transportation	Term Loan	Prime plus 2.75%	11/20/2042	175.5	175.5	165.0	0.06%
^Maya Motel, LLC dba Town House Motel	Accommodation	Term Loan	Prime plus 2.75%	11/17/2042	56.4	56.4	61.7	0.02%
^TPE Midstream LLC, Dasham Company dba Sahm Co & S & S Ventures Inc.	Rental and Leasing Services	Term Loan	Prime plus 2.75%	11/17/2027	179.2	179.2	174.0	0.06%
^Southern Specialty Contractor, LLC & Ronald David Holbrook Jr.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/17/2027	50.2	50.2	44.6	0.02%
^SSI Refrigerated Express Inc. and Robert M Stallone	Truck Transportation	Term Loan	Prime plus 2.75%	11/17/2027	61.0	61.0	54.8	0.02%
^Jacob's Towing, Inc.	Support Activities for Transportation	Term Loan	Prime plus 2.75%	11/17/2027	47.4	47.4	43.6	0.02%
^Ian Winterbotham dba Furnishing America	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	11/17/2027	240.6	240.6	211.4	0.07%
^H & H Hotshot Services, Inc.	Couriers and Messengers	Term Loan	Prime plus 2.75%	11/16/2027	66.3	66.3	60.9	0.02%
Murf & Sons LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/16/2027	157.6	157.6	140.7	0.05%
^J R Wholesale Tires & Auto Center, LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/15/2042	13.3	13.3	14.6	0.01%
^Marcaco LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	11/15/2042	669.9	669.9	713.1	0.25%
^Auto Rx LLC,J&P Auto Repair Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/15/2042	194.1	194.1	210.7	0.07%
Paramount Dance Studios Inc. and Homestead Dance Supply	Educational Services	Term Loan	Prime plus 2.75%	5/14/2043	397.2	397.2	423.2	0.15%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^GFA International Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/13/2027	88.8	88.8	91.7	0.03%
^Wing King at the Gardens LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/10/2027	9.2	9.2	8.1	—%
^Linqserv Inc.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	11/9/2027	585.0	585.0	559.2	0.19%
^Bobcatt Solutions, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/8/2027	90.0	90.0	85.3	0.03%
^Hofgard & Co, Inc dba Hofgard Benefits and James Marsh	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	11/8/2027	14.2	14.2	12.5	—%
^JNP Delivery Inc	Couriers and Messengers	Term Loan	Prime plus 2.75%	11/7/2027	106.1	106.1	99.4	0.03%
^His Loving Hands Christian Academy, Inc.	Social Assistance	Term Loan	Prime plus 2.75%	11/6/2042	90.7	90.7	96.8	0.03%
^S & S Auto Body Shop Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/3/2042	163.2	163.2	176.8	0.06%
^Sterling Campbell Insurance Agency, Inc	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	11/3/2027	7.1	7.1	6.2	—%
^Top Quality Dent Service LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/2/2027	5.7	5.7	5.0	—%
^American Reclamation LLC	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	11/1/2027	7.2	7.2	7.1	—%
^ Edge Studios Inc Radiant Yoga LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/1/2027	62.8	62.8	56.5	0.02%
^Rachael Reel dba Rachel Reel Insurance Age	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	10/31/2027	7.1	7.1	6.2	—%
Berza TLG,LLC dba The Little Gym of Lake Charles	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/31/2027	39.9	39.9	35.8	0.01%
^Die Hard Used Car Sales	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/30/2042	55.6	55.6	60.8	0.02%
^The Five Lakes LLC	Educational Services	Term Loan	Prime plus 2.75%	10/30/2042	469.1	469.1	513.2	0.18%
^Blue Eagle Transport Inc , Golden Eagle Transport, Inc & Green Eagle Transport	Couriers and Messengers	Term Loan	Prime plus 2.75%	10/27/2027	35.3	35.3	32.0	0.01%
^Sage Oil LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	10/27/2027	9.4	9.4	8.4	—%
^Ashore Ventures Inc dba PuroClean Professional Restoration	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/27/2027	13.7	13.7	12.4	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Cardinal Homes, Inc	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	10/27/2027	103.0	103.0	106.3	0.04%
^Suzie LLC dba Tony D's Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/25/2042	86.4	86.4	93.2	0.03%
^White Walker LLC dba Frenchette	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/25/2027	263.9	263.9	272.5	0.09%
^Grand Blanc Lanes, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/25/2027	14.1	14.1	14.6	0.01%
^Schafer Fisheries Inc	Food Manufacturing	Term Loan	Prime plus 2.75%	10/25/2027	33.0	33.0	34.0	0.01%
^Action Physical Therapy Yoga and Wellness Center Inc.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/24/2027	21.2	21.2	20.8	0.01%
^The Jig, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/24/2042	75.1	75.1	79.6	0.03%
^Florida Apnea Diagnostics LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/20/2027	147.9	147.9	132.5	0.05%
^Alpha Auto Sales, LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/19/2027	75.3	75.3	77.7	0.03%
^Island Refrigeration & AC Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/18/2042	139.9	139.9	146.1	0.05%
Looky Enterprises, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/18/2027	62.6	62.6	56.6	0.02%
^H and K Dry Cleaning LLC ,Quintero Shopping Center LLC, Aqua Laundry	Electronics and Appliance Stores	Term Loan	7.94%	10/17/2042	64.8	64.8	70.9	0.02%
^Blueridge Armor LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	10/17/2027	7.8	7.8	7.3	—%
^Albas Bar & Grill LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/13/2042	44.5	44.5	44.8	0.02%
^Cortez Landscaping, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/13/2027	18.1	18.1	16.8	0.01%
^Crawfordsville Fitness LLC dba Planet Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/13/2027	116.8	116.8	105.5	0.04%
^On Call Services LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	10/13/2027	16.9	16.9	17.5	0.01%
^JD Ventures LLC and JD Roof Co LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/12/2027	21.2	21.2	19.1	0.01%
Pro Anderson, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/11/2027	50.9	50.9	45.4	0.02%
^Sandbox Ventures LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/11/2027	17.6	17.6	17.4	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Eye Optique Inc.	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	10/5/2027	14.1	14.1	12.4	—%
^Ains Holding Company LLC	Management of Companies and Enterprises	Term Loan	Prime plus 2.75%	10/2/2027	77.6	77.6	70.0	0.02%
^Becky Lou Corp dba Rent A Center	Rental and Leasing Services	Term Loan	Prime plus 2.75%	10/2/2027	85.9	85.9	80.4	0.03%
^Sashshel Corporation	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/29/2042	209.6	209.6	229.1	0.08%
^Threads of Time LLC	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	9/29/2042	135.6	135.6	140.1	0.05%
^Harco Metal Products Inc	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	9/29/2042	485.1	485.1	482.5	0.17%
^Miechella Suzette Decker	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/29/2042	98.8	98.8	108.0	0.04%
^Dan Cline Transport Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	9/29/2030	961.0	961.0	876.7	0.30%
^Chicago American Manufacturing LLC, Dockside Steel Processing LLC	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/29/2042	1,233.9	1,233.9	1,297.3	0.45%
^Dr Richard Rolle JR, PLLC dba Rolle Oral & Facial Surgery PLLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/29/2042	869.9	869.9	892.6	0.31%
^Cagwin Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	9/29/2042	321.7	321.7	346.0	0.12%
^National Media Services, Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/28/2027	17.5	17.5	15.4	0.01%
^Rhode Island Tennis Management LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2042	377.7	377.7	389.4	0.14%
^Nicholson Lumber Co Inc.	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/28/2030	205.5	205.5	207.3	0.07%
^Pets A Go Go LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/28/2042	195.6	195.6	207.7	0.07%
^Rhode Island Tennis Management LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2042	542.4	542.4	559.2	0.19%
^Complete Care IT LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/27/2027	13.8	13.8	12.1	—%
^Technologist Inc	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/27/2027	406.3	406.3	393.7	0.14%
^Rollins Construction & Trucking LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	9/26/2027	319.1	319.1	317.5	0.11%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Inspirations Food Design, Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/26/2042	462.3	462.3	482.7	0.17%
^KB Waterjet Cutting LLC	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/22/2027	9.5	9.5	8.9	—%
^JPS Arthur Kill Rd Bakery Corp dba Aunt Butches of Brooklyn	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/22/2027	21.1	21.1	18.7	0.01%
^Magnation Corporation	Utilities	Term Loan	Prime plus 2.75%	9/22/2027	46.8	46.8	48.2	0.02%
^Sallee Pro-Custom Fabrication Shop LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/21/2027	8.4	8.4	8.7	—%
^Sound Manufacturing, Inc. & Monster Power Equipment, Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/20/2027	187.0	187.0	180.6	0.06%
^Alexander Pierce Corporation	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/20/2042	615.9	615.9	637.2	0.22%
^Imagine By Carleen, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/20/2027	7.0	7.0	7.0	—%
^NY Tent LLC & NY Tent Parent, LLC dba Tent Company of New York	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/20/2027	960.8	960.8	935.4	0.32%
^Excel, RP Inc.	Machinery Manufacturing	Term Loan	Prime plus 2.75%	9/20/2027	93.5	93.5	88.0	0.03%
^Max Home Deliveries, Inc	Couriers and Messengers	Term Loan	Prime plus 2.75%	9/20/2027	75.5	75.5	70.5	0.02%
^Denek Contracting Inc and Denek Leasing LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/20/2042	207.1	207.1	226.4	0.08%
^Montessori Community School	Social Assistance	Term Loan	Prime plus 2.75%	9/20/2042	387.8	387.8	392.3	0.14%
^Alpha Preparatory Academy LLC	Social Assistance	Term Loan	Prime plus 2.75%	9/20/2042	160.3	160.3	164.8	0.06%
CR Park Incorporated dba Define Body and Mind	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/20/2027	93.9	93.9	85.5	0.03%
^Commonwealth Diagnostics International, Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/20/2027	1,104.2	1,104.2	1,138.6	0.40%
^Venus Pizza, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/20/2042	90.7	90.7	99.1	0.03%
^Insight Diagnostic Technologist Services	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/20/2027	284.0	284.0	259.9	0.09%
^CIS BIG DOG, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/19/2027	57.3	57.3	58.5	0.02%
^Stone's Construction and Remodeling, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/19/2027	4.9	4.9	4.3	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Party By Design Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/18/2042	1,202.2	1,202.2	1,231.9	0.43%
^Clark Realty LLC	Real Estate	Term Loan	Prime plus 2.75%	9/15/2027	58.7	58.7	54.9	0.02%
^Inglis Food Mart Inc.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/15/2027	21.0	21.0	21.4	0.01%
^Clinton Food Market LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	9/15/2042	258.9	258.9	268.7	0.09%
^Li Family Spokane LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/15/2042	379.2	379.2	405.1	0.14%
^SD Kickboxing LLC dba CKO Kickboxing Dan Diego	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/15/2027	37.4	37.4	34.4	0.01%
^Tarleton & Family Landscaping, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/15/2027	78.3	78.3	71.2	0.02%
^Alaska Motor Home Inc	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/13/2027	310.0	310.0	272.0	0.09%
^Nails By Mercede LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/13/2027	13.3	13.3	12.7	—%
^Fox Valley Rentals & Investments, LLC	Food Services and Drinking Places	Term Loan	Prime plus 3.75%	9/13/2027	7.0	7.0	7.1	—%
^Town & Country Transportation Co. and Popco, LLC.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/12/2042	166.4	166.4	181.9	0.06%
^Rajbai Maa Inc. dba Nara Lounge	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/12/2042	383.3	383.3	386.1	0.13%
^Health & Performance Center, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/11/2027	19.1	19.1	16.7	0.01%
^Morgan Lynn Kerstetter dba Catherine School of Dance	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/11/2027	7.0	7.0	7.2	—%
^Foxtail, LLC and Tottly New Services Corp	Social Assistance	Term Loan	Prime plus 2.75%	9/8/2042	287.2	287.2	299.1	0.10%
^Echelon Planning Group, LLC dba Echelon Financial Services and Echelon	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	9/8/2027	7.0	7.0	7.0	—%
^Desert Ribs, LLC and Famous Charlie, LLC and Famous Freddie, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/8/2042	1,241.6	1,241.6	1,218.1	0.42%
^Crazy Beatz Productions LLC	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 3.75%	9/7/2027	5.0	5.0	4.7	—%
^South Fulton Landscape & Nursery, Inc.	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/7/2042	98.8	98.8	108.0	0.04%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Dreaming Big Learning Center Inc	Social Assistance	Term Loan	Prime plus 2.75%	9/5/2042	365.5	365.5	380.1	0.13%
^Big Coop's Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	9/1/2027	93.5	93.5	89.6	0.03%
^Blue EagleTransport Inc, Greeneagle Transport Inc & Golden Eagle Transport	Couriers and Messengers	Term Loan	Prime plus 2.75%	8/31/2027	357.8	357.8	323.6	0.11%
^Evernook Valley Milk LLC	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	8/31/2042	637.5	637.5	659.3	0.23%
^The Pink Alli, LLC dba The Alli	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	8/30/2027	16.7	16.7	15.2	0.01%
^Busby Outdoor LLC	Real Estate	Term Loan	Prime plus 2.75%	8/29/2042	541.7	541.7	509.6	0.18%
^Busby Outdoor LLC	Real Estate	Term Loan	Prime plus 2.75%	8/29/2042	689.4	689.4	648.6	0.23%
^Parlay Disributors LLC	Educational Services	Term Loan	Prime plus 2.75%	8/25/2027	104.5	104.5	93.2	0.03%
^Lake County Tow LLC	Support Activities for Transportation	Term Loan	Prime plus 2.75%	8/25/2042	86.2	86.2	89.1	0.03%
^InUSA Ventures Inc dba InUSA Services	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	8/24/2027	23.2	23.2	20.4	0.01%
^Genuine Ventures LLC and Seaweed Ventures LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/24/2030	531.6	531.6	509.5	0.18%
^R & R Strength & Conditioning Corp dba Crossfit Light House Point	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/23/2042	81.5	81.5	89.1	0.03%
^Delicias de Minas Restaurant, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/22/2027	191.8	191.8	191.5	0.07%
^L&V Auto Sales, Inc.	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	8/21/2027	16.7	16.7	17.2	0.01%
^M.E. Interiors LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/21/2027	15.3	15.3	13.5	—%
^Damiano Global Corp	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/21/2027	20.9	20.9	20.1	0.01%
^Tier 1 Solutions LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/18/2027	17.4	17.4	15.9	0.01%
^Tony Herring & Associates, Inc	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	8/17/2027	7.0	7.0	6.1	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Chester's World Enterprise LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/16/2027	20.9	20.9	19.2	0.01%
^D'Amato & Sons Construction, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/11/2027	7.7	7.7	7.1	—%
^Roundhay Partners LLC and Roundhay Farming LLC	Crop Production	Term Loan	Prime plus 2.75%	8/8/2042	902.1	902.1	856.6	0.30%
^Splashlight LLC, Splashlight Photographic and Digital Studios, LLC Mah	Management of Companies and Enterprises	Term Loan	Prime plus 2.75%	8/7/2027	464.4	464.4	423.3	0.15%
^L & J Corporate Services Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/4/2027	6.9	6.9	6.1	—%
^Furniture Masters Limited Liability Company	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/3/2027	8.4	8.4	7.3	—%
^HMG Strategy LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/2/2027	46.4	46.4	40.8	0.01%
^Bowl Mor LLC dba Bowl Mor Lanes	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/31/2027	6.9	6.9	6.1	—%
^Hope Health Care, LLC	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	7/31/2027	9.7	9.7	8.5	—%
^Royal Blue Investments, Inc. and Cleland Pharmacy LLC	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	7/31/2042	52.1	52.1	56.0	0.02%
^Raffi's Inc dba Atlantic Auto Center	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/31/2027	13.1	13.1	13.4	—%
^Sharon G McMillen, MA Psychologist, Inc.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/28/2027	17.2	17.2	15.1	0.01%
^HQTRONIC LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	7/27/2027	20.8	20.8	18.2	0.01%
^Oberon IT, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/26/2027	201.9	201.9	188.4	0.07%
^Gilles Peress Studio LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/25/2027	57.7	57.7	50.7	0.02%
^Obok LLC	Food Manufacturing	Term Loan	Prime plus 2.75%	7/21/2027	11.1	11.1	10.5	—%
^Ocean Trans LLC	Truck Transportation	Term Loan	Prime plus 2.75%	7/21/2027	34.6	34.6	30.4	0.01%
^Lil Tots' Learning Center LLC	Social Assistance	Term Loan	Prime plus 2.75%	7/21/2042	46.7	46.7	48.4	0.02%
^Matrix Z LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 3.75%	7/19/2027	7.0	7.0	7.2	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Nova Solutions, Inc.	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	7/19/2027	23.1	23.1	23.1	0.01%
^Aitheras Aviation Group, LLC, Aitheras Aviation Group, LLC	Air Transportation	Term Loan	Prime plus 2.75%	7/18/2027	760.8	760.8	672.5	0.23%
^Wildflour Bakery & Cafe, LLC	Food Manufacturing	Term Loan	Prime plus 2.75%	7/17/2027	20.8	20.8	21.4	0.01%
^Florida Home and Kitchen LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/14/2027	11.1	11.1	9.7	—%
^Koep Companies dba Pipestone True value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	7/14/2042	321.1	321.1	326.3	0.11%
^Rocks Auto Exchange LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	7/13/2027	13.8	13.8	12.1	—%
^McCord Holdings, Inc. dba Fast Signs 176101	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/7/2027	17.3	17.3	15.6	0.01%
^Thrifty Market Inc dba Thrifty Foods	Food and Beverage Stores	Term Loan	Prime plus 2.75%	7/6/2027	94.7	94.7	87.3	0.03%
^New Chicago Wholesale Bakery Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	6/30/2027	13.8	13.8	13.4	—%
^The Country House Restaurant, LLC and Pelton Real Estate, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2042	49.1	49.1	52.6	0.02%
^Qycell Corporation	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/30/2027	69.9	69.9	72.0	0.03%
^J. T. O'Neill Company, L.L.C	Real Estate	Term Loan	Prime plus 2.75%	6/30/2027	13.7	13.7	12.0	—%
^Hamilton & Associates Real Estate and Investments Firm LLC	Real Estate	Term Loan	Prime plus 2.75%	6/30/2042	53.1	53.1	55.7	0.02%
^Veola's Day Spa and Wellness Center Inc.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/30/2027	8.4	8.4	7.7	—%
^BQRS, Inc. DBA Gresham Meineke Car Care Center	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/30/2027	57.3	57.3	51.3	0.02%
^JWH Designs, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/30/2027	97.4	97.4	85.3	0.03%
^J&M Civil Construction Services LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/30/2027	91.8	91.8	80.4	0.03%
^Best Bees Company	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	6/29/2027	20.6	20.6	18.1	0.01%
^Stiegelbauer Associates Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2027	283.9	283.9	292.4	0.10%
^Ocean Trans LLC and Dehal Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	6/29/2027	552.1	552.1	483.9	0.17%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Greensboro Plastic Surgical Associates, PA	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/29/2042	567.9	567.9	585.5	0.20%
^Malhame & Company Publishers & Importers Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/29/2027	82.6	82.6	72.5	0.03%
^Intellixion LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/29/2027	3.4	3.4	3.0	—%
^Oakhill Farms, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2030	94.3	94.3	98.5	0.03%
^Foxhop Fitness, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/28/2027	85.3	85.3	75.6	0.03%
^Akal Express Inc. dba Truck Trailer Service Stop	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/28/2042	58.9	58.9	63.2	0.02%
^Old Dominion Transportation Group, Inc.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	6/28/2027	1,038.5	1,038.5	931.6	0.32%
^Citibin, Inc.	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	6/27/2027	114.5	114.5	100.4	0.03%
^Auxiliary Systems Inc.,Sharrick Company, LLC & KMN, LLC	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	6/27/2030	231.3	231.3	235.9	0.08%
^WB Cleaners Inc. DBA $2.75 Cleaners	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/27/2027	15.0	15.0	15.5	0.01%
^Ains Holding Company, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/26/2027	1,093.2	1,093.2	980.9	0.34%
^Four Seasons Laser Center Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/26/2042	214.3	214.3	222.2	0.08%
^Rustic LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/23/2042	16.0	16.0	15.0	0.01%
^Northern Industries, LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/23/2042	56.7	56.7	61.9	0.02%
^Vella Construction Enterprises, Inc. dba Vella Construction	Construction of Buildings	Term Loan	Prime plus 2.75%	6/23/2027	20.6	20.6	18.1	0.01%
^Birches Group, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/22/2027	45.8	45.8	40.2	0.01%
^Tarver-Henley Inc. and Tar-Hen LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/21/2042	314.6	314.6	324.4	0.11%
^704 Meat Center Inc. dba El Mercado and La Plaza Mercado	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/20/2042	171.8	171.8	184.4	0.06%
^Sanabi Investment ,,LLC dba Oscar's Moving and Storage	Truck Transportation	Term Loan	Prime plus 2.75%	6/20/2027	110.7	110.7	102.6	0.04%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Scarlet Spartan Inc.dba FastSigns of Brighton	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/19/2027	51.0	51.0	45.8	0.02%
^Don G. Timpton DDS & Associates PA and Indsaad Properties,LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/16/2042	393.3	393.3	393.3	0.14%
^All Regional Recyclers of Wood LLC dba ARROW,Superior Carting,LLC dba	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/15/2042	305.2	305.2	313.6	0.11%
^JAM Media Solutions, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/15/2027	57.3	57.3	50.2	0.02%
^Tele Tax Express Inc., El Rancho Paiso, LLC and Nestor Romero	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/14/2042	90.8	90.8	97.0	0.03%
^Susan Hughes dba Aloha Junction B and B	Accommodation	Term Loan	Prime plus 2.75%	6/14/2042	60.9	60.9	66.6	0.02%
^ESA 365 Corp and Lucathor Realty LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/14/2042	22.1	22.1	23.2	0.01%
^Hull's Kitchen, LLC and HK Too, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/14/2042	94.7	94.7	103.0	0.04%
^Yachting Solutions LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/12/2027	108.8	108.8	104.4	0.04%
^Refoleen Inc dba Spice and Tea Exchange	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/8/2027	3.2	3.2	2.8	—%
^Earth First Recycling, LLC and 191 Clark Road, LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/5/2027	338.0	338.0	344.0	0.12%
^Skydive California, LLC	Educational Services	Term Loan	Prime plus 2.75%	6/2/2027	50.4	50.4	51.9	0.02%
^SCW, LLC dba Arthur Murray Dance Studio	Educational Services	Term Loan	Prime plus 2.75%	6/2/2042	143.4	143.4	149.0	0.05%
^Speaker City, Inc.and Speaker Town, LLC dba Rollin Thunder	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/1/2042	44.8	44.8	47.3	0.02%
^Haroon Baig,Inc.dba US1 Petrol	Gasoline Stations	Term Loan	Prime plus 2.75%	5/31/2042	258.8	258.8	282.8	0.10%
^Ricnet III, Inc. dba Edible Arrangements	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/31/2027	13.5	13.5	12.0	—%
^Sage Oil LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	5/31/2027	20.5	20.5	18.2	0.01%
^Impact Grounds Maintenance and Design, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/31/2042	77.9	77.9	83.9	0.03%
^Funtime, LLC and Universal Entertainment Group LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/31/2027	60.3	60.3	53.8	0.02%
^Eagle Wood Works LLC	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	5/26/2027	10.9	10.9	10.2	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Hurricane Group, Inc.	Other Information Services	Term Loan	Prime plus 2.75%	5/26/2027	68.2	68.2	59.8	0.02%
Swantown Inn & Spa LLC	Accommodation	Term Loan	Prime plus 2.75%	5/26/2042	124.6	124.6	134.8	0.05%
^Mitchell Auto Repair, LLC and and C&M Mitchell, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/26/2042	191.0	191.0	202.7	0.07%
^Chet Lemon Enterprises LLC dba All American Sports	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/26/2042	777.0	777.0	848.8	0.29%
^Locavore LLC dba Paloma Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/25/2027	45.5	45.5	41.4	0.01%
^Abdul Naushad MD PC dba Advanced Pain Centers	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/25/2042	386.0	386.0	412.0	0.14%
^Beyond Waves A Unique Salon LLC and Lori Ann Carlson	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/25/2027	13.7	13.7	12.1	—%
^Jung Design Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/25/2027	8.2	8.2	7.2	—%
^Demand Printing Solutions Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/25/2027	199.2	199.2	191.3	0.07%
^Innovim, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/24/2027	307.1	307.1	269.1	0.09%
^Gill Express Inc. and Gill Express 2 LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/23/2042	332.1	332.1	341.5	0.12%
^Prestige Construction of Florida, LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	5/23/2042	329.8	329.8	334.0	0.12%
^Southeast Recycling, LLC and Southeast Land Holdings LLC dba 67 Motor	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	5/23/2042	178.5	178.5	193.6	0.07%
^GEM2K, LLC dba Precision Precast Group	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	5/19/2027	147.9	147.9	135.2	0.05%
^Hayden Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	5/19/2027	214.5	214.5	203.5	0.07%
^Tres K Deli,Grocery,Fruit and Meat Inc.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/19/2027	7.5	7.5	7.1	—%
^ Iron Men Home Repair, Inc. and Ironmen House Lifting Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/19/2042	571.1	571.1	598.9	0.21%
^Enfield Tractor & Equipment Co.	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/19/2027	270.0	270.0	264.3	0.09%
^PS Camping, Inc. dba Prospectors RV Resort	Accommodation	Term Loan	Prime plus 2.75%	5/19/2042	255.2	255.2	277.4	0.10%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Mr. B's Bicycles & Mopeds, Inc.	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	5/18/2042	143.9	143.9	150.1	0.05%
^Waterford Plumbing Co, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/18/2027	45.5	45.5	40.6	0.01%
^Bay Car Wash LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2042	118.4	118.4	124.4	0.04%
^New Image Building Services, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/18/2027	138.9	138.9	126.4	0.04%
^Computech Computers Inc.	Educational Services	Term Loan	Prime plus 2.75%	5/17/2027	45.5	45.5	39.9	0.01%
^Arco Electrical Contractors Inc. dba Arco Construction Group	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/16/2027	327.6	327.6	307.4	0.11%
^5 Stars Learning Center Inc	Social Assistance	Term Loan	Prime plus 2.75%	5/16/2042	60.5	60.5	63.3	0.02%
^Batter & Company, LLC dba Batter Co. Dessert Collection	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/16/2027	48.9	48.9	43.9	0.02%
^Band Sawn Lumber, LLC and Nathan Ryan Adams	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	5/15/2042	111.5	111.5	114.2	0.04%
^Sanderson Distribution Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	5/12/2027	9.6	9.6	8.4	—%
^Keys Armored Express, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/12/2027	36.4	36.4	33.4	0.01%
^SG Linke LLC	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	5/12/2027	75.8	75.8	78.0	0.03%
^B G F Bobby Q's Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/11/2027	6.8	6.8	6.9	—%
^Estelle Finkel Educational Associates, LLC	Educational Services	Term Loan	Prime plus 2.75%	5/11/2027	110.6	110.6	96.9	0.03%
^Labmates,LLC	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	5/10/2027	91.0	91.0	88.9	0.03%
^Innovation Transport, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	5/9/2027	71.0	71.0	69.1	0.02%
^NHS, LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/9/2042	21.5	21.5	21.0	0.01%
^NHS, LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/9/2027	80.5	80.5	73.9	0.03%
^1872 Rosecrans, LLC dba Goodbar	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/9/2027	58.2	58.2	51.3	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Arclay, LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	5/5/2030	137.1	137.1	129.5	0.04%
^Benchmark Building, Inc.	Construction of Buildings	Term Loan	Prime plus 2.75%	5/5/2027	20.5	20.5	17.9	0.01%
^Cable Management LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	5/3/2027	52.2	52.2	50.2	0.02%
^Fine Arts Center of Easley, Inc. dba Midtown Music	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	5/2/2042	114.4	114.4	125.0	0.04%
^Georgia Productions Services LLC	Rental and Leasing Services	Term Loan	Prime plus 2.75%	4/28/2027	82.4	82.4	77.3	0.03%
^Love and Glory Learning Center, Inc.	Social Assistance	Term Loan	Prime plus 2.75%	4/28/2042	76.4	76.4	78.9	0.03%
^Zahmel Restaurant Suppliers Corp dba Cash & Carry; Zahners Hardware;Zan	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	4/28/2027	80.6	80.6	71.6	0.02%
Sneads Ferry Foods, Inc. dba DQ Grill & Chill	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/27/2042	611.4	611.4	630.0	0.22%
^JMA Inc. dba Primecut and Mezzo; Primecut at Marquee	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/27/2042	217.7	217.7	237.9	0.08%
^Asheville's Fun Depot, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/26/2027	79.1	79.1	81.4	0.03%
^Resident Research, LLC	Other Information Services	Term Loan	Prime plus 2.75%	4/24/2027	79.7	79.7	69.8	0.02%
^Getting Even LLC dba The Zoo Health Club	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/21/2027	6.8	6.8	6.2	—%
^Ralph's Hair Salon, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/21/2042	49.0	49.0	51.7	0.02%
^M.E. Interiors LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/20/2027	125.7	125.7	110.2	0.04%
^Condron Brothers LLC DBA Luv 2 Play	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/19/2027	108.1	108.1	99.7	0.03%
^Affordable Auto Transport LLC	Truck Transportation	Term Loan	Prime plus 2.75%	4/17/2027	11.5	11.5	10.9	—%
^Bloomer Machine & Fab, Inc and Dale Stertz Properties	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	4/13/2042	201.2	201.2	215.3	0.07%
^Carpeteria (Markarian) Co.	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	4/13/2027	119.9	119.9	121.8	0.04%
^Butternuts Beer and Ale LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	4/12/2027	66.6	66.6	68.6	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Citizens Lanes, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/31/2042	609.1	609.1	678.8	0.24%
^The Altitude Group, LLC and Core Home Security, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/31/2027	44.9	44.9	42.4	0.01%
^MIT LLC	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/31/2042	85.8	85.8	95.6	0.03%
^Bear Trail Lodge LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/31/2042	541.6	541.6	600.1	0.21%
^Shelter Harbor Inn, Inc.	Accommodation	Term Loan	Prime plus 2.75%	3/31/2042	203.4	203.4	226.7	0.08%
^Applied Integrated Technologies, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/31/2027	112.4	112.4	106.0	0.04%
^Landmark Ventures USA, Inc.	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	3/31/2027	168.5	168.5	158.8	0.06%
^Golden Hen Inc. dba Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/31/2027	58.2	58.2	55.3	0.02%
^Signature Rooms, Inc dba Gallery Furniture	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	3/30/2042	486.0	486.0	539.9	0.19%
^Sea Smoke Barbeque, Corp and Danwen LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/30/2042	231.8	231.8	251.8	0.09%
^KWG Industries LLC dba Peterson & Marsh Metal Industries	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/30/2027	27.0	27.0	27.6	0.01%
^Schafer Fisheries Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	3/30/2042	243.3	243.3	271.2	0.09%
^Discount Price, LLC dba Robert's Market	Gasoline Stations	Term Loan	Prime plus 2.75%	3/29/2042	202.2	202.2	220.9	0.08%
^Douglas K. Soderblom . dba Loma Linda Optometry	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/29/2027	89.9	89.9	87.5	0.03%
^Gauri Hospitality Group LLC dba Microtel Inns & Suites by Wyndham	Accommodation	Term Loan	Prime plus 2.75%	3/29/2042	1,035.5	1,035.5	1,149.9	0.40%
^First Sail Group Inc. and Omen Board Industires LLC	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/29/2027	18.0	18.0	17.7	0.01%
^H and H Hotshot Services, Inc. dba AA Hotshot & Logistics	Couriers and Messengers	Term Loan	Prime plus 2.75%	3/29/2030	90.8	90.8	87.2	0.03%
^American Pharmaceutical Innovation Company, LLC	Chemical Manufacturing	Term Loan	Prime plus 2.75%	3/28/2027	27.0	27.0	25.5	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Heil & Hornik LLC dba Elysium Tennis	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/27/2042	910.8	910.8	984.9	0.34%
Pecos Entertainment LLC dba State Theater and Pecos Inn LLC	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	3/27/2042	402.2	402.2	448.2	0.16%
^Robert Dixon PA dba Law Offices of Robert Dixon	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/24/2042	417.8	417.8	464.3	0.16%
^Ericon Inc. dba Quik Pik	Gasoline Stations	Term Loan	Prime plus 2.75%	3/24/2027	56.2	56.2	57.0	0.02%
^Executive Fitness & Nutrition Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/23/2027	18.2	18.2	18.7	0.01%
^Denton Bio Fuels LLC and American Bio Source LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/23/2027	53.3	53.3	52.2	0.02%
^Color Graphic Press, Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/23/2027	107.9	107.9	112.3	0.04%
JBK Truck Trailer and Bus Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/23/2042	87.0	87.0	94.0	0.03%
^Baton Rouge Cargo Services Inc. and 6507 Westport, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	3/22/2042	630.4	630.4	693.2	0.24%
^Vehicle Safety Supply LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/21/2027	20.2	20.2	19.1	0.01%
^J Sivilis LLC dba Pet Wants	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/17/2027	11.1	11.1	10.6	—%
^Texcor, Inc.dba Texas Corral,Texas Coral Restaurants II, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/16/2027	269.8	269.8	281.0	0.10%
^Reservoir International LLC	Educational Services	Term Loan	Prime plus 2.75%	3/16/2027	90.1	90.1	89.2	0.03%
^The Purple Cow House of Pancake Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/16/2042	157.5	157.5	175.5	0.06%
^1MTX LLC and Sunrise Transportation and Logistics, LLC and Mustafa	Truck Transportation	Term Loan	Prime plus 2.75%	3/13/2027	616.2	616.2	580.8	0.20%
^Dwayne Bernard Tate	Truck Transportation	Term Loan	Prime plus 2.75%	3/10/2027	9.4	9.4	9.3	—%
^Elegant Occasions, LLC dba E Productions	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/10/2042	577.6	577.6	626.5	0.22%
^E & P Holdings 1 LLC and Evans & Paul Unlimited Corp.	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	3/9/2027	112.7	112.7	107.8	0.04%
^Anthony LLC dba Star of Woodward Market	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/9/2042	112.9	112.9	125.8	0.04%
^Allegro Assisted Living Of Texas	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	3/6/2027	86.3	86.3	89.9	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Robbie E. Bakery and Cafe LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/3/2027	56.4	56.4	53.2	0.02%
^Podium Auto Sales Inc and RRS Property, LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/3/2042	89.1	89.1	96.2	0.03%
^Weeping Willow Kennels, Inc and Aileen N Black	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2042	137.1	137.1	149.9	0.05%
^SSI Refrigerated Express Inc. and Robert M Stallone dba SSI Express	Truck Transportation	Term Loan	Prime plus 2.75%	2/28/2027	212.4	212.4	200.2	0.07%
^Getting Even LLC dba The Zoo Health Club	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2027	85.9	85.9	83.1	0.03%
^Total Document Solutions Inc and,TDS Services, LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	2/27/2030	289.7	289.7	288.4	0.10%
^John Finn Associates LLC, Greenslate LLC, Finn Technology, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/27/2027	602.2	602.2	609.7	0.21%
^McNally Enterprises Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	2/27/2027	58.0	58.0	56.1	0.02%
^Teracore Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/27/2027	146.1	146.1	137.7	0.05%
^B & J Bicycle Shop Inc.	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	2/24/2027	8.8	8.8	9.1	—%
^TMJ Pizza Mesa LLC dba Rosati's Pizza Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/24/2027	95.9	95.9	95.3	0.03%
^3W Enterprises LLC	Textile Product Mills	Term Loan	Prime plus 2.75%	2/24/2042	64.0	64.0	70.6	0.02%
^Victorian Restaurant and Tavern, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/22/2042	105.3	105.3	112.8	0.04%
^DER Services, LLC dba A.K.A. Sports	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	2/17/2042	39.2	39.2	43.7	0.02%
^Bike Slug, LLC, Bike Slug Holdings Inc. and Seven Rivers Group, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/17/2027	17.4	17.4	16.4	0.01%
^Ameritube, LLC and Ravone Properties, LLC	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	2/14/2042	181.4	181.4	202.2	0.07%
^R&S Barnes Enterprises, Inc. dba Massage Envy Spa	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/10/2027	83.6	83.6	79.4	0.03%
^Baton Rouge Cargo Services Inc. and 2808 Court Street, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	2/10/2042	242.3	242.3	266.4	0.09%
^Maximo Canot dba Wash and Dry Laundrymat	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/10/2042	134.8	134.8	148.5	0.05%
^Sushiya Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/10/2027	16.7	16.7	16.1	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Marvic Enterprises Inc dba Jordan's Liquor	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/10/2042	214.4	214.4	234.9	0.08%
^Harrison Logging Company LLC	Forestry and Logging	Term Loan	Prime plus 2.75%	2/9/2027	94.8	94.8	92.5	0.03%
^8 Minute Oil Change Auto Repair & Tire Center and Jumir L.L.C.	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/7/2042	321.3	321.3	344.5	0.12%
^Splashlight LLC, Splashlight Photographic & Digital Studios LLC	Management of Companies and Enterprises	Term Loan	Prime plus 2.75%	2/2/2027	669.3	669.3	645.8	0.22%
^DBMS Consulting, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/1/2042	181.1	181.1	194.2	0.07%
^Brandco, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/31/2027	38.7	38.7	36.5	0.01%
^Chidlren's House Learning, Inc and Tarps Investment Group	Social Assistance	Term Loan	Prime plus 2.75%	1/31/2042	314.6	314.6	341.0	0.12%
^Fave Realty, Inc.	Real Estate	Term Loan	Prime plus 2.75%	1/30/2042	53.3	53.3	58.2	0.02%
^Return to Excellence Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	1/27/2027	15.7	15.7	16.4	0.01%
House of Bread & Coffee Corp dba Casa Do Pao	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/27/2042	170.3	170.3	179.6	0.06%
^ZMKNY Tires Inc dba Houston International Tires	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	1/27/2042	105.4	105.4	117.5	0.04%
^SRC Publishing LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	1/27/2027	19.9	19.9	18.8	0.01%
^Fox Valley Rentals & Investments LLC and Brian M Tomaszewski	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/20/2042	41.5	41.5	44.9	0.02%
^Rhone Wolf Vineyard LLC, Goldline Brands Inc. and Myka Cellars, Inc.	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	1/19/2030	233.1	233.1	232.7	0.08%
^Jolibe LLC and Jolibe Atelier LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/18/2027	9.3	9.3	9.0	—%
^Eickmann Management Group LLC dba Jimmy Johns of Dundee	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/17/2027	88.3	88.3	90.6	0.03%
^Fullbro Trust dba Menemsha Blues	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	1/13/2027	19.9	19.9	20.8	0.01%
^Ramjay Inc.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	1/13/2027	391.8	391.8	383.2	0.13%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Echelon Enterprises, Inc	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	1/10/2027	44.3	44.3	46.2	0.02%
^Fort Smith Wings Inc. dba Wing Stop	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/28/2026	17.1	17.1	16.6	0.01%
^Sand Hill Associates, Ltd. dba Charlie O's Tavern on the Point	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/27/2041	417.1	417.1	448.1	0.16%
^Joshua L. Baker	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	12/23/2026	13.8	13.8	13.0	—%
^Jacliff Investments Inc. dba International health Technologies	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	12/23/2026	109.9	109.9	103.4	0.04%
^New Image Building Services, Inc.dba The Maids Servicing Oakland	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/21/2026	39.0	39.0	37.6	0.01%
^Metropolitan Solutions Group Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/19/2041	268.2	268.2	283.7	0.10%
^Means Enterprises LLC dba FastFrame Frisco	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/16/2026	19.8	19.8	18.8	0.01%
^New Chicago Wholesale Bakery, Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	12/15/2041	442.4	442.4	475.4	0.17%
^Allied Welding Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2041	732.7	732.7	785.3	0.27%
^Ericon, Inc. dba Quik Pik	Gasoline Stations	Term Loan	Prime plus 2.75%	12/15/2041	324.6	324.6	350.6	0.12%
^White Hawk Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	12/15/2026	965.7	965.7	908.8	0.32%
^Elita 7, LLC	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	12/15/2041	694.9	694.9	760.6	0.26%
^Soon Im. Chin dba Stan C-Store	Gasoline Stations	Term Loan	Prime plus 2.75%	12/15/2041	207.3	207.3	228.8	0.08%
^Techni-Pro Institute LLC	Educational Services	Term Loan	Prime plus 2.75%	12/15/2026	167.4	167.4	160.5	0.06%
^Sempco, Inc.	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/15/2041	41.0	41.0	45.6	0.02%
^Cardinal Homes Inc,.Alouette Holdings Inc., Bret Berneche	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	12/14/2026	937.2	937.2	974.9	0.34%
^AGG Management Team LLC dba Chevron	Gasoline Stations	Term Loan	Prime plus 2.75%	12/14/2041	280.4	280.4	312.2	0.11%
^Trison Enterprises Inc.dba Lee's Automotive	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/14/2041	397.4	397.4	432.9	0.15%
^Cardinal Homes Inc. and Bret A Berneche	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	12/14/2041	118.3	118.3	131.5	0.05%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^D and E Hardware Co. and D and E Pump Sales and Service	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/14/2041	515.6	515.6	556.2	0.19%
^HMG Strategy, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/14/2026	44.0	44.0	41.4	0.01%
^Roast Beef Levittown LLC dba Arby's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/13/2026	389.1	389.1	404.7	0.14%
^Wayfarer Bicycle LLC	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	12/13/2041	90.2	90.2	96.1	0.03%
^Success Advertising Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/13/2041	455.0	455.0	502.8	0.17%
^Queen Express LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	12/13/2041	182.9	182.9	202.2	0.07%
^Mack Team Enterprises Inc.dba The UPS Store #6815	Couriers and Messengers	Term Loan	Prime plus 2.75%	12/9/2026	17.9	17.9	17.4	0.01%
^Recycling Revolution,LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/9/2041	89.9	89.9	97.0	0.03%
^Myndshft Technologies LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/9/2026	681.3	681.3	658.6	0.23%
^New Life Hospital LLC	Hospitals	Term Loan	Prime plus 2.75%	12/8/2041	1,184.9	1,184.9	1,319.3	0.46%
^Imagine By Carleen Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/8/2041	51.2	51.2	55.5	0.02%
^Hanson's Greeks LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/8/2026	9.9	9.9	10.3	—%
^Lan Doctors, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/7/2026	209.8	209.8	215.6	0.07%
^Yachting Solutions LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/7/2029	65.4	65.4	66.2	0.02%
^The Lake Shore Hospitality Inc dba Dowagiac Baymont Inn & Suites	Accommodation	Term Loan	Prime plus 2.75%	12/5/2041	344.3	344.3	379.6	0.13%
^Lilo Holdings LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/5/2026	14.0	14.0	13.6	—%
^Noso Development LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	12/1/2026	65.9	65.9	62.0	0.02%
^Ericon, Inc.	Gasoline Stations	Term Loan	Prime plus 2.75%	12/1/2041	709.4	709.4	768.7	0.27%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Studio Find It Georgia, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/30/2026	6.5	6.5	6.2	—%
^Sharaz Shah DBA Thomas Jewelers	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	11/30/2026	7.1	7.1	6.6	—%
^B4 Fitness LLC dba The Zoo Health Club	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/30/2026	19.7	19.7	19.0	0.01%
^Pebble Wood Lane, LLC and Good Sam's Assisted Living Residence, LLC	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	11/30/2041	65.8	65.8	73.2	0.03%
^Quick Ship, LLC	Couriers and Messengers	Term Loan	Prime plus 2.75%	11/30/2026	9.2	9.2	8.6	—%
^Imaginarium Foods LLC,	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2042	365.9	365.9	399.8	0.14%
^RD Management, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/30/2026	186.5	186.5	176.9	0.06%
^Access Staffing, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/29/2026	981.4	981.4	923.6	0.32%
^Usman Jalil, LLC dba Food Mart	Gasoline Stations	Term Loan	Prime plus 2.75%	11/29/2041	227.2	227.2	241.6	0.08%
^WPN Recycling Company LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/23/2026	19.6	19.6	20.4	0.01%
^Hafa Adai Signs and Graphics LLC dba Fastsigns of Auburn -#281901	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/23/2026	52.3	52.3	49.7	0.02%
^Merchant Coterie, Inc.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	11/23/2026	109.2	109.2	102.8	0.04%
^CRK Mens, LLC dba Spiff for Men	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/23/2026	93.0	93.0	88.7	0.03%
^Broms Asset Management LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	11/22/2026	109.6	109.6	103.2	0.04%
^6E Technologies LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/22/2026	148.5	148.5	146.7	0.05%
^JBK Truck Trailer and Bus Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/22/2041	423.6	423.6	457.7	0.16%
^Bouquet Restaurant LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/22/2041	121.7	121.7	132.4	0.05%
^Skaggs RV Outlet LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/21/2026	87.2	87.2	90.7	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Catherine Christine Morin dba Purr-Fect Pets	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/17/2026	16.4	16.4	15.4	0.01%
^Stratmar Systems Inc dba Stratmar Retail Services	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/16/2026	59.7	59.7	62.1	0.02%
^Hoosier Health Plus, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/15/2026	109.2	109.2	109.3	0.04%
^J. A. Kohlhepp Sons, Inc. dba Kohlhepp's True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/10/2026	172.8	172.8	177.9	0.06%
^J. A. Kohlhepp Sons, Inc. dba Kohlhepp's True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/10/2041	438.5	438.5	480.8	0.17%
^Hackensack Steel Corporation and Luzerne Ironworks Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/10/2026	209.4	209.4	217.8	0.08%
^Panther Ironworks and Rigging Solutions LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/10/2026	131.9	131.9	129.9	0.05%
^Rich's Food Stores LLC dba Hwy 55 of Wallace	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/9/2026	38.4	38.4	38.2	0.01%
^Big Apple Entertainment Partners LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/9/2026	152.7	152.7	143.7	0.05%
^Dyer Properties, LLC and Bayview Pharmacy, Inc.	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	11/9/2041	233.9	233.9	251.3	0.09%
^MIK LLC dba Firehouse Subs	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/9/2026	177.9	177.9	168.8	0.06%
^Bovill Creative,LLC	Real Estate	Term Loan	Prime plus 2.75%	11/9/2041	274.5	274.5	305.6	0.11%
^Fine Line Interiors, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/4/2041	75.1	75.1	83.6	0.03%
^131 Miles LLC and Ohm Shubh Laxmi, LLC. dba Mr Hero	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/3/2041	123.1	123.1	135.0	0.05%
^Veracruz Shabo, LLC, Waterfalls Quick Lube LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/1/2041	117.7	117.7	128.8	0.04%
^Glocecol LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/1/2026	65.4	65.4	68.0	0.02%
^Middlesex Auto Sales Corp	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/31/2041	121.7	121.7	133.5	0.05%
^Bloomquist Communications Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2026	51.9	51.9	48.9	0.02%
^Moolchan Enterprises LLC dba Staying Green	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2026	14.4	14.4	14.5	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Woodstock Enterprises Corp dba True Scent Candle Co	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	10/31/2041	86.4	86.4	92.1	0.03%
^FibAire Communications, LLC	Telecommunications	Term Loan	Prime plus 2.75%	10/27/2026	93.7	93.7	92.3	0.03%
^Elite Structures Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/27/2029	206.9	206.9	213.5	0.07%
^Bonita Stone LLC and Castone Creations Inc	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	10/25/2041	246.2	246.2	266.6	0.09%
^Blakeslee Arpaia Chapman Inc and Chapman Construction Services LLC	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	10/24/2026	367.9	367.9	382.3	0.13%
^Eco Vehicle Systems LLC	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	10/21/2026	826.4	826.4	859.6	0.30%
^Worldwide Estate, Inc. dba Washington Heights Manor	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	10/21/2041	218.5	218.5	243.3	0.08%
^Gold Wind Logistics LLC	Truck Transportation	Term Loan	Prime plus 2.75%	10/20/2041	171.1	171.1	190.5	0.07%
^Speaker City, Inc. dba Rollin Thunder	Electronics and Appliance Stores	Term Loan	Prime plus 2.75%	10/14/2041	121.6	121.6	133.1	0.05%
^Maine Service Corp	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	10/13/2026	163.4	163.4	164.0	0.06%
^Justin Partlow	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	10/13/2026	16.9	16.9	15.9	0.01%
^Reliable Recovery Services LLC	Support Activities for Transportation	Term Loan	Prime plus 2.75%	10/7/2026	97.4	97.4	95.4	0.03%
^Ailky Corporation	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	10/3/2026	216.4	216.4	207.1	0.07%
^Wyspen Corporation dba Charlestown Ace	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	10/3/2026	31.2	31.2	29.3	0.01%
^MegaPhase, LLC	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	9/30/2026	128.5	128.5	130.7	0.05%
^Seaway LLC and Reklaw LLC dba Allure Lounge	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2041	133.1	133.1	148.1	0.05%
^JJA Transportation Management Inc.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2026	45.0	45.0	42.3	0.01%
^Adelwerth Bus Corp.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2041	235.3	235.3	253.2	0.09%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Adelwerth Bus Corporation, Transportation Leasing Corp.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2029	590.0	590.0	604.2	0.21%
^Thunderdome Racing Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/29/2026	16.3	16.3	16.9	0.01%
^Graphics,Type and Color Enterprises Inc dba Clubflyers.com and GTC Med	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	9/28/2041	824.6	824.6	917.3	0.32%
^CNC Precision Machine, Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/28/2041	1,235.9	1,235.9	1,336.0	0.46%
^CD Game Exchange Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/28/2026	19.3	19.3	18.1	0.01%
^Beadon Inc	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/28/2026	19.3	19.3	20.0	0.01%
^Luna Nueva LLC dba Bio Builders	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/27/2026	12.9	12.9	12.3	—%
^Kyle M Walker DDS,PC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/27/2026	197.9	197.9	189.5	0.07%
^Reynolds Fence & Guardrail Inc.	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/27/2026	539.5	539.5	544.3	0.19%
^Luv 2 Play Nor Cal, LLC dba Luv 2 Play	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/27/2026	45.0	45.0	43.6	0.02%
^Sarah S Olelewe MD Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/26/2041	283.6	283.6	307.5	0.11%
^PeopleBest Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/26/2026	12.9	12.9	12.1	—%
^Ridge Road Equestrian LLC dba Ricochet Ridge Ranch	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	9/26/2026	7.7	7.7	7.9	—%
^TPFC,LLC dbaThe Picture Frame Company	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/26/2041	56.9	56.9	61.7	0.02%
^Mr. Mulch, Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/23/2041	392.9	392.9	410.1	0.14%
^B4 Fitness LLC dba The Zoo Health Club	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/23/2026	75.2	75.2	72.6	0.03%
^Wrecking Crew Media LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/21/2026	42.8	42.8	40.3	0.01%
^Cuppiecakes LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/21/2041	21.8	21.8	23.6	0.01%
^Benoit's Towing and Recovery LLC	Support Activities for Transportation	Term Loan	Prime plus 2.75%	9/20/2026	10.3	10.3	9.8	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Consulting Solutions Inc. and Mark Luciani	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/20/2026	19.3	19.3	19.3	0.01%
^Brittany Burns LLC dba Dreams Come True	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/19/2026	11.6	11.6	12.0	—%
^Eyncon LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/16/2041	48.4	48.4	52.8	0.02%
^The Merrin Group LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/15/2026	149.9	149.9	152.0	0.05%
^Atlantic Alarm Systems and Services LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/14/2026	13.3	13.3	12.7	—%
^Rich's Food Stores LLC dba Hwy 55 of Wallace	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/14/2026	126.2	126.2	125.4	0.04%
^Metropet Dog Center, Inc	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/13/2041	105.8	105.8	115.6	0.04%
^Marquis Cattle Company	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	9/13/2026	43.3	43.3	44.9	0.02%
^Bingham Enterprises, Inc and Full Belli Deli and Sausage Company	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/12/2041	79.9	79.9	85.4	0.03%
^Artisan Infrastructure Holdings, LLC	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	9/7/2026	107.1	107.1	100.7	0.03%
^SRA Mechanicial Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/6/2041	42.4	42.4	47.1	0.02%
^Sandia Enterprises Inc dba Massage Envy Spa	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/6/2026	53.6	53.6	50.3	0.02%
^Animal Intrusion Prevention Systems Holding Company, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/30/2026	108.0	108.0	103.2	0.04%
^Raem Corporation dba Dryclean Express	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/29/2041	70.1	70.1	77.5	0.03%
^Clark Realty LLC	Real Estate	Term Loan	Prime plus 2.75%	8/29/2041	231.2	231.2	244.7	0.08%
^TAGR Inc dba Miami Grill 137and John Nakis	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/26/2026	90.7	90.7	86.8	0.03%
^Warren Dale Warrington dba Custom Paint and Body	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/26/2041	97.9	97.9	107.3	0.04%
^Albert Basse Associates Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	8/25/2026	52.5	52.5	54.6	0.02%
^Tabadesa Associates Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/25/2026	19.1	19.1	18.0	0.01%
^TR Companies LLC dba Liberty Rental 4 U	Rental and Leasing Services	Term Loan	Prime plus 2.75%	8/25/2026	76.5	76.5	71.9	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Rosmel Pools Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/25/2026	19.1	19.1	18.3	0.01%
^Avery Management Inc. dba Whetstone Upholstery	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/25/2026	9.0	9.0	8.5	—%
^Sambella Holdings, LLC and Strike Zone Entertainment Center LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/24/2041	492.0	492.0	545.3	0.19%
^Luv 2 Play Temecula, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/15/2026	51.0	51.0	47.9	0.02%
^2 Cool Beans LLC dba Menchies's Frozen Yogurt	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/11/2026	70.1	70.1	65.9	0.02%
^Grayson O Company	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	8/10/2041	604.2	604.2	670.2	0.23%
^Paul Belanger dba Paul Belanger Landscaping	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/9/2026	12.8	12.8	12.0	—%
^Little Tree Huggers Child Care LLC	Social Assistance	Term Loan	Prime plus 2.75%	7/29/2041	135.1	135.1	150.3	0.05%
^303 Tower Drive LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/29/2041	386.3	386.3	424.9	0.15%
^Nicolette Reiser dba Comfort & Balance	Personal and Laundry Services	Term Loan	Prime plus 2.75%	7/29/2041	72.4	72.4	79.3	0.03%
^USA General Investment LLC dba Braniff Paint and Body Shop	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/29/2026	19.0	19.0	18.2	0.01%
^The Hungry Rhino LLC	Real Estate	Term Loan	Prime plus 2.75%	7/29/2041	73.6	73.6	79.7	0.03%
^MacIver Corporation dba Division Camera	Rental and Leasing Services	Term Loan	Prime plus 2.75%	7/28/2026	1,053.6	1,053.6	1,056.2	0.37%
^Intrepid Trinity LLC	Nonstore Retailers	Term Loan	Prime plus 2.75%	7/28/2041	60.3	60.3	66.0	0.02%
^Apple Tree NC Inc dba Williams Farm & Garden Center	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	7/28/2041	326.8	326.8	351.7	0.12%
^Big Apple Entertainment Partners LLC dba Ripley's Believe It or Not	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/28/2026	253.0	253.0	237.7	0.08%
^676 Club LP dba The Green Door Tavern/The Drifter	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/28/2041	646.7	646.7	714.9	0.25%
^Kidtastic LLC dba The Little Gym of Audubon	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/27/2026	47.8	47.8	45.0	0.02%
^EPEC Juice LLC dba Jamba Juice	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/27/2026	70.4	70.4	66.2	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^JAG Unit 1, LLC dba Arooga's Grille House and Sports Bar	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/27/2026	105.4	105.4	99.0	0.03%
^Pinco Pizza LLC dba Jet's Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/27/2026	62.3	62.3	64.3	0.02%
^The Grasso Companies, LLC and Grasso Pavement Maintenance, LLC	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	7/26/2026	76.9	76.9	75.5	0.03%
^Robert G Larson State Farm Insurance	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/22/2026	19.0	19.0	17.8	0.01%
^My Sainath Inc dba Motel 6	Accommodation	Term Loan	Prime plus 2.75%	7/22/2041	294.8	294.8	324.7	0.11%
^J and D Resources LLC dba Aqua Science	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2026	110.0	110.0	104.1	0.04%
^Robert P Daniels dba Ginger and Friend's Peppermint Village Gift Sho	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	7/18/2026	13.3	13.3	12.5	—%
^Franklin Firm LLC dba Luv 2 Play	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/15/2041	167.8	167.8	182.2	0.06%
^Jacob Rugs LLC dba Rugs Outlet	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	7/13/2026	55.3	55.3	57.5	0.02%
^Takeuchi Commercial Cleaning Services, LLC dba We Clean San Diego	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/13/2026	39.0	39.0	36.6	0.01%
^RM Hawkins LLC dba Pure Water Tech West	Nonstore Retailers	Term Loan	Prime plus 2.75%	7/7/2026	42.1	42.1	42.7	0.01%
^Dino Smiles Children's Cosmetic Dentistry	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/7/2026	12.0	12.0	11.5	—%
^Nevey's LLC dba Stark Food III	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/30/2041	284.2	284.2	313.5	0.11%
^P L H Pharmaco Inc dba Farmacia San Jose	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	6/30/2026	144.4	144.4	149.3	0.05%
^Martin Inventory Management LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/30/2026	88.4	88.4	91.7	0.03%
^VMA Technologies LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/30/2026	18.8	18.8	17.7	0.01%
^Corning Lumber Company Inc and Frank R Close and Son Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/30/2029	173.5	173.5	183.0	0.06%
^Desert Tacos LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2026	84.8	84.8	84.8	0.03%
^Castone Creations Inc	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	6/29/2026	73.2	73.2	70.7	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^KWG Industries, LLC dba Peterson & Marsh Metal Industries	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/29/2041	293.9	293.9	321.9	0.11%
^WGI, LLC dba Williams Grant Inn	Accommodation	Term Loan	Prime plus 2.75%	6/29/2041	126.5	126.5	137.3	0.05%
^Ninsa LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2041	108.4	108.4	120.5	0.04%
^O.D.S. Inc dba Four Seasons Health & Racquet and Step 'N' Motion, Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/29/2026	117.1	117.1	111.8	0.04%
^MaidPro Marin dba MaidPro	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/28/2026	14.7	14.7	13.8	—%
^E & P Holdings 1 LLC and Evans & Paul LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	6/28/2026	110.3	110.3	105.7	0.04%
^Edge Pest Control LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/27/2026	627.2	627.2	588.4	0.20%
^All Printing Solutions, Inc. dba Pryntcomm	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	6/27/2041	528.8	528.8	560.5	0.19%
^Island Time Investments, LLC dba Swantown Inn Bed & Breakfast	Accommodation	Term Loan	Prime plus 2.75%	6/24/2041	97.6	97.6	108.4	0.04%
^JumboMarkets Inc dba Rines Jumbomarkets	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/24/2026	41.8	41.8	39.2	0.01%
^El Basha Inc dba RPM West San Fernando Valley	Real Estate	Term Loan	Prime plus 2.75%	6/24/2026	13.5	13.5	12.7	—%
^Long Island Comedy LLC dba Governors and New York Comedy, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/23/2041	180.7	180.7	196.4	0.07%
^Visual Advantage LLC dba Signs Now Perryberg	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/23/2041	87.9	87.9	95.0	0.03%
^Shooting Sports Academy LLC and Jetaa LLC dba Shooting Sports Academy	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/23/2041	480.1	480.1	513.0	0.18%
^SNS of Central Alabama, LLC dba Steak N Shake dba Steak N Shake	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/21/2026	48.1	48.1	47.1	0.02%
^Italian Heritage Tile and Stone Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/20/2026	52.3	52.3	49.0	0.02%
^Evergreen Investment & Property Management LLC ,Universal Kidney Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/20/2041	1,215.0	1,215.0	1,338.6	0.46%
^Bagelicious, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/17/2026	45.6	45.6	43.0	0.01%
^NKJ Lusby Donuts LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/16/2026	18.8	18.8	17.7	0.01%
^Winegirl Wines LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	6/16/2026	9.4	9.4	9.8	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Blue Eagle Transport Inc, Greeneagle Transport Inc and Golden Eagle Transport	Couriers and Messengers	Term Loan	Prime plus 2.75%	6/16/2026	464.6	464.6	435.8	0.15%
^Jai-Alexia Consulting, Inc.	Couriers and Messengers	Term Loan	Prime plus 2.75%	6/15/2026	9.9	9.9	9.3	—%
^Strag Industries LLC dba Meineke Car Care Center 841	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/15/2026	12.5	12.5	12.4	—%
^Pumpkin Patch Child Care of Southington, LLC and Giuseppe Pugliares	Social Assistance	Term Loan	Prime plus 2%	6/15/2041	494.5	494.5	514.5	0.18%
^Luv 2 Play AZ LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/10/2026	52.3	52.3	53.6	0.02%
^Refoleen Inc dba Spice and Tea Exchange	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/10/2026	72.5	72.5	68.1	0.02%
^VBGB Uptown, LLC dba VBGB Beer Hall & Garden	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/8/2026	70.2	70.2	65.9	0.02%
^ScimTech Industries Inc dba Archer Aerospace	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	6/6/2026	10.0	10.0	9.4	—%
^Larry H. Patterson and Rainbow Movers, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	6/6/2026	18.8	18.8	17.7	0.01%
^Solvit Inc and Solvit North Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/3/2026	214.0	214.0	207.3	0.07%
^AP5 LLC dba Krauser's Food Store	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/2/2041	186.9	186.9	207.1	0.07%
^ATI Jet Inc	Air Transportation	Term Loan	Prime plus 2.75%	5/31/2026	429.5	429.5	415.7	0.14%
^Angelo Faia dba AVF Construction	Construction of Buildings	Term Loan	Prime plus 2.75%	5/27/2041	95.9	95.9	104.0	0.04%
^Premier Athletic Center of Ohio, Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/27/2026	72.6	72.6	75.3	0.03%
^Southwest Division Inc	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	5/26/2026	6.8	6.8	6.7	—%
^Mersada Holdings LLC	Nonstore Retailers	Term Loan	Prime plus 2.75%	5/26/2026	279.9	279.9	290.3	0.10%
^Jack Frost Firewood Inc. and David Dubinsky	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/26/2041	198.4	198.4	214.2	0.07%
^International Kitchen Supply LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/25/2026	154.9	154.9	150.7	0.05%
^Groth Lumber Co. Inc. dba True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/25/2026	18.7	18.7	19.4	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Island Life Graphics Inc dba FASTSIGNS #576	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	5/24/2026	18.7	18.7	17.7	0.01%
^Powerspec Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/24/2026	72.7	72.7	68.2	0.02%
^Horseshoe Barbecue, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/23/2029	11.0	11.0	11.6	—%
^Pro Auto Repair LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/20/2026	6.1	6.1	6.3	—%
^Elderfriend Inc dba Granny Nannies dba GN Live Scan	Social Assistance	Term Loan	Prime plus 2.75%	5/20/2026	10.6	10.6	9.9	—%
^National Air Cargo Holdings Inc	Air Transportation	Term Loan	Prime plus 2.75%	5/20/2026	1,036.7	1,036.7	1,070.8	0.37%
^J&A Laundromat Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/18/2026	56.0	56.0	53.5	0.02%
^HBA LLC dba Palmetto Twist-Vista	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2026	16.1	16.1	15.4	0.01%
^Dedicated Incorporated	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/18/2041	44.7	44.7	48.8	0.02%
^Studio Find It Georgia Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/13/2026	18.7	18.7	17.9	0.01%
^FJN Catering Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/13/2041	252.9	252.9	280.3	0.10%
^LED Lighting Enterprises LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/13/2026	18.7	18.7	17.8	0.01%
^Pumpkin Patch Inc and Christine Feliciano and Antonio Feliciano	Social Assistance	Term Loan	Prime plus 2.75%	5/12/2041	127.5	127.5	138.0	0.05%
^Sabir Inc. dba Bear Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/11/2041	119.2	119.2	131.1	0.05%
^Gator D'Lites LLC dba D'Lites Emporium	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/5/2026	18.7	18.7	17.5	0.01%
^Warner Home Comfort, LLC dba Smith Piping	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/29/2041	79.2	79.2	85.9	0.03%
^Keller, Fishback & Jackson LLP	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/29/2026	107.1	107.1	111.1	0.04%
^Marc S. Rosenberg P.C. dba Mammuth and Rosenberg	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/29/2026	18.5	18.5	17.4	0.01%
^Alpha Omega Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	4/29/2041	168.7	168.7	187.5	0.07%
^May-Craft Fiberglass Products Inc	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	4/29/2041	237.7	237.7	264.2	0.09%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Empowerschool LLC and Empower Autism Academy, LLC	Social Assistance	Term Loan	Prime plus 2.75%	4/29/2041	145.9	145.9	162.1	0.06%
^Scoler LLC dba Gold's Gym	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/29/2026	219.3	219.3	212.3	0.07%
^Euro Car Miami LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	4/29/2026	51.3	51.3	53.3	0.02%
^Hard Exercise Works Winter Park LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/29/2026	33.5	33.5	31.4	0.01%
^Loriet LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	4/29/2026	6.2	6.2	5.8	—%
^La Nopalera Mexicano 2, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/29/2026	15.0	15.0	15.6	0.01%
^Shepherd Appraisal Services LLC dba Property Damage Appraisers of Oklahoma	Real Estate	Term Loan	Prime plus 2.75%	4/28/2026	7.4	7.4	6.9	—%
^Costume World Inc	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	4/28/2041	1,202.4	1,202.4	1,336.4	0.46%
^Pecos Inn LLC dba Econo Lodge	Accommodation	Term Loan	Prime plus 2.75%	4/28/2041	648.4	648.4	713.6	0.25%
^Inner Beauty Salon and Suite LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/28/2041	62.4	62.4	69.1	0.02%
^Green Country Filter Manufacturing LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	4/27/2026	69.3	69.3	66.2	0.02%
^Accent Comfort Services, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/26/2026	74.0	74.0	69.4	0.02%
^Homecare Casa Rhoda 123 Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2%	4/26/2041	646.3	646.3	678.1	0.24%
^McIntosh Trail Management Services Organization Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/22/2041	408.8	408.8	454.4	0.16%
^Automotive Core Recycling, LLC and 828 Old Colony Road, LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	4/22/2041	240.1	240.1	254.3	0.09%
^AAA Mill Direct, Inc. dba Carpet Mill Outlets	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	4/21/2026	6.5	6.5	6.7	—%
^Jande Graphics LLC dba FastSigns #103201	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/21/2026	46.0	46.0	43.2	0.02%
^Miguel Fernando Borda, P.A. dba BGR Dental	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/15/2026	18.5	18.5	17.7	0.01%
^Sushiya Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/12/2026	72.0	72.0	69.4	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Sierra Foothill Cremation & Funeral Service, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/7/2026	43.6	43.6	40.9	0.01%
^Waterfalls Quick Lube LLC and Veracruz Shabo LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/6/2041	266.1	266.1	291.2	0.10%
^KNS Early Learning Academy LLC	Social Assistance	Term Loan	Prime plus 2.75%	4/6/2041	49.0	49.0	52.9	0.02%
^Cameo Carter, MD A Professional Corporation dba The Garden Pediatric Group	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/31/2026	61.1	61.1	61.3	0.02%
^Duke's Cleaners Inc	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/31/2026	38.3	38.3	39.4	0.01%
^Christian Soderquist dba Soderquist Plumbing and Heating LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/31/2041	54.4	54.4	61.8	0.02%
^Men of Steel Enterprises LLC and Vogelbacher Properties LLC	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/31/2041	377.3	377.3	417.6	0.15%
^Vehicle Safety Supply LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/31/2026	18.3	18.3	18.4	0.01%
^Dana A. Farley dba Independent Cabinets	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	3/31/2041	64.7	64.7	73.5	0.03%
^Gill Express Inc and Blue Speed LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/31/2041	496.6	496.6	558.1	0.19%
^NOSO Development, LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	3/30/2026	152.9	152.9	153.2	0.05%
^Wyldewood Cellars, Inc.	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	3/30/2041	960.1	960.1	1,068.1	0.37%
^Tom Sawyer Country Restaurant LLC and AM 3208 LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/30/2041	247.3	247.3	280.0	0.10%
^Beale Street Blues Company-West Palm Beach, LLC dba Lafayette’s-West Palm	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	3/30/2026	76.4	76.4	77.2	0.03%
^MTS Car Service LLC	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	3/30/2026	8.6	8.6	8.6	—%
^Gordon Rogers and Heidi Rogers dba Stone House Motor Inn	Accommodation	Term Loan	Prime plus 2.75%	3/30/2026	18.6	18.6	19.5	0.01%
^Barrocas Gym LLC dba Snap Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/29/2026	16.2	16.2	16.6	0.01%
^Vinmar Inc. dba Locanda Portofino	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/29/2026	66.2	66.2	66.4	0.02%
^Lust for Life Footwear, LLC	Leather and Allied Product Manufacturing	Term Loan	Prime plus 2.75%	3/29/2026	305.7	305.7	306.3	0.11%
^Marathon Engineering Corporation	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	3/28/2041	43.1	43.1	48.7	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^PHCDC1 LLC dba Quarter + Glory and Public House Collective, Corp.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/28/2026	40.8	40.8	41.6	0.01%
^RCB Enterprises, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/25/2026	45.9	45.9	46.0	0.02%
^Revolution Physical Therapy LLC dba Apex Network Physical Therapy	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/25/2026	18.6	18.6	18.7	0.01%
^Excel RP Inc	Machinery Manufacturing	Term Loan	Prime plus 2.75%	3/25/2026	101.9	101.9	104.1	0.04%
^Flooring Liquidators Inc and Premier Flooring Yonkers Inc and Flooring	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/24/2026	40.7	40.7	42.6	0.01%
^ActKnowledge, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/24/2026	101.9	101.9	107.0	0.04%
^International Construction Inc	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	3/24/2041	48.0	48.0	53.8	0.02%
^Acton Hardware LLC and Mark Allgood & Jamie Allgood	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/24/2041	478.2	478.2	533.3	0.19%
^Magnation Corporation and Misha Family Trust	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/22/2041	97.4	97.4	110.6	0.04%
^growth.period LLC and Potomac Recruiting LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/21/2026	36.0	36.0	36.1	0.01%
^Precious Care LLC and Precious Care Management LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/21/2026	454.5	454.5	456.4	0.16%
^Media Capital Partners, Inc	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	3/21/2026	18.3	18.3	18.4	0.01%
^Kekoa Enterprises Inc dba Signarama Sandy	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/18/2026	40.4	40.4	40.4	0.01%
^Taylors Zinn Enterprises Inc dba Eons Auto Care Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/18/2041	77.4	77.4	87.8	0.03%
^ERT Group Inc and Curt's Tools Inspection Inc	Support Activities for Mining	Term Loan	Prime plus 2.75%	3/18/2041	1,204.5	1,204.5	1,351.9	0.47%
^Mariam Diner Inc dba Country Kitchen Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/18/2026	42.8	42.8	42.9	0.01%
^Brian T Rice dba BD Logging	Forestry and Logging	Term Loan	Prime plus 2.75%	3/17/2026	7.1	7.1	7.4	—%
^Demand Printing Solutions Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/16/2026	17.8	17.8	18.5	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^LAN Doctors Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/16/2026	45.2	45.2	47.4	0.02%
^K Soles Corp dba Max Collections	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/16/2026	18.3	18.3	18.4	0.01%
^Evergreen Pallet LLC and Evergreen Recycle LLC	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	3/16/2026	918.7	918.7	935.6	0.32%
^R & D Enterprises Inc dba My Pool Man	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/15/2026	40.8	40.8	40.8	0.01%
^HEWZ, LLC dba Hard Exercise Works	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/14/2026	18.3	18.3	18.3	0.01%
^Mustafa Inc and Raouf Properties LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/14/2041	71.9	71.9	81.5	0.03%
^Country Paint and Hardware Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/11/2026	71.2	71.2	71.9	0.02%
^ABCs & 123s Infant and Child Care Center LP	Social Assistance	Term Loan	Prime plus 2.75%	3/11/2026	9.2	9.2	9.2	—%
^Magill Truck Line LLC and Jeff J. Ralls	Truck Transportation	Term Loan	Prime plus 2.75%	3/11/2029	193.4	193.4	200.7	0.07%
^Dupre Capital LLC dba Fastsigns	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	3/11/2026	47.6	47.6	47.7	0.02%
^Accuair Control Systems LLC dba Accuair Suspension	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	3/11/2026	122.3	122.3	123.4	0.04%
^State Painting & Decorating Co., Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/10/2026	84.6	84.6	84.8	0.03%
^Step Up Academy of the Arts LLC	Educational Services	Term Loan	Prime plus 2.75%	3/9/2026	6.5	6.5	6.6	—%
^Faith Summit Supply Inc dba Summit Supply and Summit True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/9/2026	18.3	18.3	18.8	0.01%
^Swerve Salon LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/8/2026	64.4	64.4	64.5	0.02%
^J & W Hardwood Flooring Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/7/2026	6.1	6.1	6.1	—%
^Labmates LLC and POV Holdings LLC	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/4/2041	104.7	104.7	119.0	0.04%
^Hueston and Company CPA LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/4/2026	6.6	6.6	6.7	—%
^Almost Home Daycare LLC	Social Assistance	Term Loan	Prime plus 2.75%	3/3/2026	44.1	44.1	46.1	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Miles of Smiles Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/2/2026	77.6	77.6	78.3	0.03%
^Doxa Deo Inc dba Luv 2 Play	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2026	88.6	88.6	89.8	0.03%
^The River Beas, LLC dba Subway and Punam Singh	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2041	129.9	129.9	147.3	0.05%
^Powerpits CS1, LLC dba Pita Pit	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2026	15.2	15.2	15.4	0.01%
^Drug Detection Laboratories, Inc. and Minh Tran	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/28/2026	16.0	16.0	16.1	0.01%
^Living Essentials HVAC Corp	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/28/2026	12.1	12.1	12.2	—%
^Consulting Solutions, Inc. and Mark Luciani	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/28/2026	9.1	9.1	9.5	—%
^Aaradhya LLC dba Market Square Laundry	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/23/2026	64.7	64.7	64.8	0.02%
^Blackstones Hairdressing LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/23/2026	42.3	42.3	42.5	0.01%
^R & K Contracting Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/18/2026	12.8	12.8	13.4	—%
^Pacific Coast Medical Group LLC dba Celebrity Laser Spa and Advanced	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/17/2026	198.0	198.0	207.8	0.07%
^B for Blonde, LLC dba Blo Blow Dry Bar	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/12/2026	50.7	50.7	50.9	0.02%
^Jersey Shore Marina & Boat Sales, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/12/2041	599.0	599.0	680.7	0.24%
^Gilmore Heights Dental Holdings, LTD and Chas Rob LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/12/2029	269.7	269.7	281.3	0.10%
^Ei3 Corporation	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/12/2026	264.2	264.2	277.3	0.10%
^Base USA, Inc.	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	2/2/2026	40.5	40.5	42.5	0.01%
^Zouk Ltd dba Palma	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/29/2026	18.0	18.0	18.9	0.01%
^Tammy Lavertue	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	1/28/2026	9.0	9.0	9.4	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^SuzyQue's LLC dba SuzyQue's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/28/2026	18.0	18.0	18.9	0.01%
^Wildflour Bakery & Cafe LLC	Social Assistance	Term Loan	Prime plus 2.75%	1/28/2026	50.1	50.1	52.5	0.02%
^New Image Building Services, Inc. dba The Maids serving Oakland	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/19/2026	67.8	67.8	68.9	0.02%
^Gendron Funeral and Cremation Services, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/11/2041	106.1	106.1	120.5	0.04%
^Dolarian Realty LLC and OV's Restaurant Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/5/2041	64.8	64.8	73.7	0.03%
^Lemonberry Food Stores Inc dba Lemonberry Frozen Yogurt	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/29/2025	89.3	89.3	90.5	0.03%
^MCF Forte LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/29/2025	14.9	14.9	15.0	0.01%
^Bright Dialysis LLC and Ft Pierce Kidney Care LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/28/2025	992.7	992.7	994.1	0.35%
^Panditos LLC dba White Lotus Home	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/28/2025	12.6	12.6	12.6	—%
^V2 Tango LLC dba Palette 22	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/23/2025	198.5	198.5	200.6	0.07%
^800 on the Trax LLC and Matrix Z LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	12/23/2040	230.4	230.4	258.9	0.09%
^Ridge Road Equestrian LLC dba Ricochet Ridge Ranch Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/23/2040	97.7	97.7	110.1	0.04%
^Joyce Outdoor Advertising Chicago LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/22/2040	287.8	287.8	323.0	0.11%
^The LAX Shop Inc	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	12/22/2025	77.7	77.7	81.4	0.03%
^Premier Athletic Center of Ohio Inc. and Gates Investments and Wade Ga	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/22/2028	756.9	756.9	808.4	0.28%
^Hattingh Incorporated dba Prosthetic Care Facility	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2025	14.3	14.3	14.5	0.01%
^Jay Kevin Gremillion dba Dino Smiles Children's Cosmetic Dentistry	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/18/2025	59.5	59.5	60.0	0.02%
^Trip Consultants U.S.A. Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/18/2025	139.0	139.0	139.0	0.05%
^Labmates LLC	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/18/2040	154.9	154.9	175.8	0.06%
^Abbondanza Market LLC dba Hampton Falls Village Market	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/18/2025	53.3	53.3	53.9	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Accent Tag and Label Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	12/18/2040	632.1	632.1	711.3	0.25%
^Learning Skills LLC and Christopher Shrope	Educational Services	Term Loan	Prime plus 2.75%	12/17/2025	8.6	8.6	8.6	—%
^Mustafa Inc dba Adiba Grocery	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/17/2025	82.9	82.9	86.8	0.03%
^Swalm Sreet LLC and New York Home Health Care Equipment LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/16/2040	363.0	363.0	410.6	0.14%
^Moments to Remember USA LLC dba Retain Loyalty	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/16/2025	59.5	59.5	61.5	0.02%
^New York Home Health Care Equipment, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/16/2025	758.9	758.9	792.8	0.28%
^JAG Unit 1, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2025	198.5	198.5	198.6	0.07%
^Abitino's JFK LLC dba Abitino's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2022	85.8	85.8	85.6	0.03%
^Evans & Paul LLC and E&P Holdings I LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2025	105.1	105.1	106.2	0.04%
^Basista Family Limited Partnership and UPE, Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/14/2040	326.5	326.5	366.9	0.13%
^DC Enterprises Ltd. dba Lakeview True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/14/2025	17.9	17.9	18.5	0.01%
^AGR Foodmart Inc dba Nashua Road Mobil	Gasoline Stations	Term Loan	Prime plus 2.75%	12/11/2025	17.9	17.9	18.5	0.01%
^Alexandra Afentoulides dba Vi's Pizza Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/11/2040	44.1	44.1	50.0	0.02%
^Cares, Inc dba Dumpling Grounds Day Care Center	Social Assistance	Term Loan	Prime plus 2.75%	12/10/2025	6.0	6.0	6.2	—%
^Custom Exteriors, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/9/2025	79.4	79.4	80.4	0.03%
^Sushiya, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/8/2025	86.4	86.4	87.5	0.03%
^My Jewels, LLC dba The UPS Store #6712	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/7/2025	28.1	28.1	28.1	0.01%
^LC Blvd Holdings LLC and Mt Pleasant Wash & Wax LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/4/2040	480.2	480.2	541.8	0.19%
^Tariq, LLC dba 76 Food Mart	Gasoline Stations	Term Loan	Prime plus 2.75%	12/2/2040	357.5	357.5	403.5	0.14%
^Hurshell Leon Dutton dba High Jump Party Rentals	Rental and Leasing Services	Term Loan	Prime plus 2.75%	11/30/2025	13.8	13.8	14.4	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Delta Aggregate, LLC	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	11/30/2025	86.2	86.2	90.4	0.03%
^Japp Business Inc dba Pick and Eat and Japp Drink Corp.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/30/2025	98.7	98.7	100.3	0.03%
^Smokeyard Inc dba Smokeyard BBQ and Chop Shop	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/30/2025	98.4	98.4	99.1	0.03%
^DWeb Studio, Inc.	Educational Services	Term Loan	Prime plus 2.75%	11/25/2025	8.9	8.9	8.9	—%
^State Painting and Decorating Co Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/25/2025	56.9	56.9	56.9	0.02%
^Sambella Holdings, LLC and Strike Zone Entertainment Center LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/23/2040	738.3	738.3	836.2	0.29%
^Play and Learn Child Care and School Inc	Social Assistance	Term Loan	Prime plus 2.75%	11/23/2025	8.7	8.7	9.2	—%
^Ronny Ramirez RX Corp dba Naturxheal Family Pharmacy	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	11/20/2025	71.0	71.0	71.5	0.02%
^CNYP 717 Irondequoit LLC and CNYP 2002 Ontario LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/20/2040	233.4	233.4	258.5	0.09%
^Haven Hospitality Group Inc. dba Haven Gastropub	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/20/2025	104.3	104.3	104.9	0.04%
^S.B.B. Enterprises Inc dba Williamston Hardware	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/19/2040	103.3	103.3	114.4	0.04%
^Key Pix Productions Inc. dba Air Bud Entertainment	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	11/18/2040	599.9	599.9	681.0	0.24%
^E.S.F.P. LLC dba Volusia Van and Storage	Truck Transportation	Term Loan	Prime plus 2.75%	11/11/2025	70.1	70.1	70.6	0.02%
^Green Life Lawnscapes LLC dba Green Life Lawn Care	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/6/2025	108.5	108.5	113.2	0.04%
^JumboMarkets Inc dba Rines Jumbomarkets	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/4/2025	241.0	241.0	251.8	0.09%
^Bisson Transportation Inc dba I & R Associates and Document Secutiry	Truck Transportation	Term Loan	Prime plus 2.75%	10/30/2025	17.5	17.5	18.1	0.01%
^Top Cat Ready Mix, LLC, Ples Investments LLC, and Pappy's Sand	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/28/2025	553.4	553.4	560.4	0.19%
^Windsor Direct Distribution LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	10/26/2025	11.1	11.1	11.1	—%
^Financial Network Recovery Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/26/2025	31.2	31.2	31.2	0.01%
^ADMO Inc dba Mid States Equipment	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	10/8/2025	17.5	17.5	17.7	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Recycling Consultants, Inc. and Prairie State Salvage and Recycling In	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/30/2027	632.1	632.1	651.4	0.23%
^Barub Realty LLC and Barub LLC dba Woodlawn Cabinets	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	9/30/2040	135.6	135.6	153.7	0.05%
^Binky's Vapes LLC	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/30/2025	17.4	17.4	17.4	0.01%
^R.H. Hummer Jr., Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	9/30/2025	300.0	300.0	311.5	0.11%
^SCJEN Management Inc dba Bowl of Heaven	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2025	55.6	55.6	55.5	0.02%
^Accent Homes Services LLC dba Benjamin Franklin Plumbing of Kansas City	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/30/2028	56.1	56.1	59.3	0.02%
^Greensward of Marco Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/28/2040	83.0	83.0	93.0	0.03%
^RIM Investments LLC and RIM Architects LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/28/2040	378.4	378.4	423.6	0.15%
^The Grasso Companies LLC and Grasso Pavement Maintenance LLC	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/28/2025	397.8	397.8	416.1	0.14%
^Daniel W. Stark dba Mountain Valley Lodge and RV Park	Accommodation	Term Loan	Prime plus 2.75%	9/25/2040	12.8	12.8	14.5	0.01%
^Sandlot Ventures LLC and Sandbox Ventures LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/25/2040	421.3	421.3	469.8	0.16%
^Yachting Solutions LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/25/2040	912.7	912.7	1,017.3	0.35%
^Prestigious LifeCare for Seniors LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/25/2025	7.6	7.6	7.8	—%
^Hagerstown Muffler, Inc. and JMS Muffler, Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/24/2040	312.2	312.2	354.0	0.12%
^St Lawrence Hotel Corp and Oheka Catering Inc dba Quality Inn	Accommodation	Term Loan	Prime plus 2.75%	9/24/2040	592.7	592.7	666.1	0.23%
^Finish Strong Inc dba FASTSIGNS St Peters	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	9/23/2025	38.6	38.6	38.6	0.01%
^Rutledge Enterprises Inc dba BLC Property Management	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/23/2040	58.8	58.8	66.1	0.02%
^J3K LLC dba Ronan True Value Hardware	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/23/2025	117.8	117.8	117.6	0.04%
^Pine Belt Wood Products LLC	Forestry and Logging	Term Loan	Prime plus 2.75%	9/22/2040	155.3	155.3	170.8	0.06%
^Nova Solutions Inc	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	9/22/2040	303.4	303.4	341.2	0.12%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Sound Manufacturing Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/21/2025	38.5	38.5	39.2	0.01%
^IIoka Inc dba New Cloud Networks	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/21/2025	516.1	516.1	515.3	0.18%
^Vanderhoof LLC dba Soxfords	Apparel Manufacturing	Term Loan	Prime plus 2.75%	9/18/2025	12.3	12.3	12.3	—%
^MiJoy Inc dba Imo's Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/18/2025	6.4	6.4	6.4	—%
^Naeem Khan LTD	Apparel Manufacturing	Term Loan	Prime plus 2.75%	9/17/2025	96.5	96.5	96.4	0.03%
^Import Car Connection Inc dba Car Connection	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/16/2040	386.4	386.4	437.2	0.15%
^FirstVitals Health and Wellness Inc	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/15/2025	115.8	115.8	115.7	0.04%
^Almost Home Daycare LLC	Social Assistance	Term Loan	Prime plus 2.75%	9/11/2025	52.4	52.4	54.8	0.02%
^Gardner's Wharf Holdings LLC and Gardner's Wharf Seafood Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	9/8/2040	132.8	132.8	150.5	0.05%
^Empower Autism Academy	Social Assistance	Term Loan	Prime plus 2.75%	9/4/2040	649.6	649.6	736.5	0.26%
^Higher Grounds Community Coffeehouse, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/2/2025	6.4	6.4	6.4	—%
^Delray Scrap Recycling LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	8/31/2025	17.0	17.0	17.0	0.01%
^The Camera House Inc	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	8/31/2025	956.1	956.1	980.0	0.34%
^LAN Doctors Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/28/2025	62.7	62.7	64.1	0.02%
^Elite Institute LLC dba Huntington Learning Center	Educational Services	Term Loan	Prime plus 2.75%	8/28/2025	11.6	11.6	11.6	—%
^J and K Fitness L.L.C. dba Physiques Womens Fitness Center	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2041	90.1	90.1	101.9	0.04%
^3000 CSI Property LLC and Consulting Solutions Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/20/2040	130.3	130.3	147.4	0.05%
^God Be Glorified Inc dba GBG Inc	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	8/20/2025	40.5	40.5	40.5	0.01%
^GDP Gourmet LLC dba Joe and John's Pizza Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/19/2040	137.2	137.2	154.0	0.05%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Gold Jet Corp.	Couriers and Messengers	Term Loan	Prime plus 2.75%	8/14/2025	55.0	55.0	56.2	0.02%
^SKJ Inc dba Subway	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/13/2025	64.7	64.7	64.9	0.02%
^LP Industries Inc dba Childforms	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	7/29/2025	94.7	94.7	97.7	0.03%
^Pauley Tree and Lawn Care Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/28/2025	49.7	49.7	50.6	0.02%
^Beale Street Blues Company-West Palm Beach LLC dba Lafayette's-West Palm	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	7/24/2025	50.2	50.2	50.8	0.02%
^Smart Artists Inc.	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	7/23/2025	17.0	17.0	17.0	0.01%
^Free Ion Advisors LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/21/2025	48.7	48.7	48.6	0.02%
^Murrayville Donuts, Inc dba Dunkin' Donuts	Food and Beverage Stores	Term Loan	Prime plus 2.75%	7/15/2040	330.5	330.5	368.8	0.13%
^Union 2 LLC dba The Standard	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/10/2025	75.8	75.8	77.8	0.03%
^Jonathan E Nichols and Nichols Fire and Security LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/30/2025	56.3	56.3	58.3	0.02%
^Thrifty Market, Inc. dba Thrifty Foods	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/30/2030	226.1	226.1	235.9	0.08%
^Anglin Cultured Stone Products LLC dba Anglin Construction	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/30/2025	211.3	211.3	213.9	0.07%
^Danny V, LLC dba Hugo's Taproom	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2040	39.6	39.6	44.0	0.02%
^BJ's Tavern LLC and BJ's Cabana Bar Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2040	200.4	200.4	225.0	0.08%
^Myclean Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/29/2025	11.9	11.9	11.9	—%
^Advanced Skincare Medcenter Inc dba Advanced Skincare Surgery	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/29/2025	253.1	253.1	253.9	0.09%
^Summit Beverage Group LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	8/29/2030	252.0	252.0	265.0	0.09%
^CEM Autobody LLC dba Dawn's Autobody	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/26/2040	128.0	128.0	143.0	0.05%
^E & G Enterprises LLC dba Comfort Keepers	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/26/2025	16.9	16.9	16.8	0.01%
^Jihan Inc dba ARCO AM/PM and Diana Inc dba Diana's Recycling	Gasoline Stations	Term Loan	Prime plus 2.75%	6/26/2040	358.4	358.4	401.5	0.14%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^TJU-DGT Inc dba The Lorenz Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/26/2029	17.4	17.4	18.7	0.01%
^SofRep, Inc dba Force 12 Media	Other Information Services	Term Loan	Prime plus 2.75%	6/26/2025	49.7	49.7	49.5	0.02%
^Ohs Auto Body, Inc. dba Ohs Body Shop	Repair and Maintenance	Term Loan	7.65%	6/25/2040	1,151.2	1,151.2	1,285.1	0.45%
^Wolf Enviro Interests, LLC and Enviromax Services Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/25/2040	232.5	232.5	256.7	0.09%
^Evinger PA One, Inc. dba Postal Annex, Falcon	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/24/2025	16.9	16.9	17.2	0.01%
^Richards Plumbing and Heating Co., Inc. dba Richards Mechanical	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/23/2040	520.3	520.3	589.4	0.20%
^RJI Services, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/23/2025	16.7	16.7	16.6	0.01%
^Real Help LLC dba Real Help Decorative Concrete	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/22/2025	39.8	39.8	41.6	0.01%
^PM Cassidy Enterprises, Inc. dba Junk King	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/19/2025	11.2	11.2	11.1	—%
^KRN Logistics, LLC and Newsome Trucking, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	6/19/2025	422.6	422.6	431.5	0.15%
^Inverted Healthcare Staffing of Florida LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/18/2025	45.9	45.9	45.8	0.02%
^AM PM Properties, LLC and AM PM Willington, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/17/2040	81.9	81.9	92.5	0.03%
^Flooring Liquidators Inc and Flooring Liquidators of Mt Kisco LLC	Specialty Trade Contractors	Term Loan	6.75%	6/17/2025	327.8	327.8	342.3	0.12%
^Nelson Sargsyan dba HDA Trucking	Support Activities for Transportation	Term Loan	Prime plus 2.75%	6/16/2025	100.8	100.8	100.4	0.03%
^Mirage Plastering Inc and Mpire LLC and Mpire II LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/12/2040	130.9	130.9	143.1	0.05%
^Anturio Marketing Inc dba Logic Consulting	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/12/2040	273.7	273.7	310.0	0.11%
^Bizzare Foods Inc dba Trooper Foods	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/12/2025	84.4	84.4	84.1	0.03%
^Eldredge Tavern LLC dba Gonyea's Tavern	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/8/2040	53.1	53.1	60.1	0.02%
^Nicor LLC dba Fibrenew Sacramento	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/5/2022	8.3	8.3	8.1	—%
^ViAr Visual Communications, Inc. dba Fastsigns 281701	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/5/2025	46.5	46.5	46.7	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Chitalian Fratelli LLC dba Francesca Brick Oven Pizza and Pasta	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/5/2025	11.8	11.8	11.7	—%
^Video Vault & Tanning LLC and Mosaic Salon LLC	Rental and Leasing Services	Term Loan	Prime plus 2.75%	6/4/2040	85.8	85.8	97.2	0.03%
^Medworxs LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/3/2025	93.8	93.8	93.7	0.03%
^XCESSIVE THROTTLE, INC dba Jake's Roadhouse	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2025	6.1	6.1	6.1	—%
^Villela CPA PL	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/27/2025	6.7	6.7	6.7	—%
^Douglas Posey and Sally Watkinson dba Audrey's Farmhouse	Accommodation	Term Loan	Prime plus 2.75%	5/20/2040	163.9	163.9	184.7	0.06%
^15 McArdle LLC and No Other Impressions Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/15/2040	242.0	242.0	268.8	0.09%
^Guard Dogs MFS LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/8/2025	48.3	48.3	48.3	0.02%
^George S Cochran DDS Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/7/2025	96.5	96.5	96.3	0.03%
^South Park Properties LLC and Midlothian Hardware LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/6/2040	46.1	46.1	52.2	0.02%
^Matthew Taylor and Landon Farm LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/4/2040	94.8	94.8	103.9	0.04%
^Cares Inc dba Dumpling Grounds Day Care Center	Social Assistance	Term Loan	Prime plus 2.75%	5/1/2040	76.3	76.3	86.4	0.03%
^Orchid Enterprises Inc dba Assisting Hands of Sussex County	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/24/2025	11.0	11.0	11.0	—%
^Ragazza Restaurant Group, Inc. dba Bambolina	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/21/2025	14.7	14.7	14.9	0.01%
^Diamond Solutions LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	4/21/2025	15.2	15.2	15.2	0.01%
^Giacchino Maritime Consultants Inc	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/17/2025	16.5	16.5	16.5	0.01%
^Sound Coaching Inc	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	4/14/2025	32.7	32.7	32.6	0.01%
^Faramarz Nikourazm dba Car Clinic Center	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/3/2040	69.1	69.1	77.4	0.03%
^Advance Case Parts RE Holdings LLC and Advance Case Parts Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/31/2040	707.0	707.0	800.9	0.28%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^HAVANA CENTRAL NJ1, LLC dba Havana Central	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/31/2025	207.1	207.1	217.2	0.08%
^Mid-South Lumber Co. of Northwest Florida, Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/31/2040	402.1	402.1	455.1	0.16%
^Delta Aggregate LLC	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	3/30/2025	74.5	74.5	78.2	0.03%
^Copper Beech Financial Group LLC	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	3/30/2025	91.0	91.0	94.5	0.03%
^Sunset Marine Resort LLC and GoXpeditions LLC and Lavon Gomes and Trac	Accommodation	Term Loan	Prime plus 2.75%	3/27/2040	283.0	283.0	323.9	0.11%
^Shorr Enterprises Inc dba New Design Furniture Manufacturers	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	3/27/2025	77.5	77.5	80.8	0.03%
^Shellhorn and Hill Inc dba Total Fleet Service	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/27/2040	971.8	971.8	1,099.9	0.38%
^Foresite Realty Partners LLC and Foresite Real Estate Holdings LLC	Real Estate	Term Loan	Prime plus 2.75%	3/27/2025	901.0	901.0	925.2	0.32%
^Joyce Outdoor Advertising NJ LLC and Joyce Outdoor Advertising LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/26/2040	50.6	50.6	57.9	0.02%
^Zero-In Media Inc	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	3/25/2025	16.4	16.4	16.8	0.01%
^Loriet LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/24/2025	8.7	8.7	9.0	—%
^Shelton Incorporated dba Mrs. Winners	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/20/2040	105.5	105.5	120.7	0.04%
^Jaymie Hazard dba Indigo Hair Studio and Day Spa	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/20/2040	40.2	40.2	45.7	0.02%
^R & R Security and Investigations Inc dba Pardners Lake Buchanan	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/19/2040	80.1	80.1	91.7	0.03%
^MMS Realty, LLC and Molecular MS Diagnostics LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/18/2040	150.7	150.7	171.3	0.06%
^Royal Crest Motors LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/16/2040	85.5	85.5	97.5	0.03%
^BND Sebastian Limited Liability Company and Sebastian Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/16/2040	161.8	161.8	184.7	0.06%
^Douglas Printy Motorsports, Inc. dba Blackburn Trike	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/9/2040	179.9	179.9	204.4	0.07%
^Luigi's on Main LLC and Luigi's Main Street Pizza Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/4/2025	8.2	8.2	8.6	—%
^Baystate Firearms and Training, LLC	Educational Services	Term Loan	Prime plus 2.75%	2/27/2025	45.5	45.5	46.8	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Pace Motor Lines, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	2/26/2025	47.5	47.5	49.8	0.02%
^Kingseal LLC dba Desoto Health and Rehab Center	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	2/26/2040	1,192.7	1,192.7	1,364.9	0.47%
^Nelson Financial Services LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/24/2025	9.0	9.0	9.2	—%
^Kiddie Steps 4 You Inc.	Social Assistance	Term Loan	Prime plus 2.75%	2/19/2040	58.1	58.1	66.0	0.02%
^Triangle Trash LLC dba Bin There Dump That	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	2/18/2025	53.5	53.5	55.5	0.02%
^Silva Realty Holdings, LLC and MF-Silva Enterprises, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/11/2040	160.7	160.7	182.5	0.06%
^740 Barry Street Realty LLC and Wild Edibles Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	2/10/2040	461.8	461.8	528.6	0.18%
^Kostekos Inc dba New York Style Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/6/2040	62.1	62.1	70.7	0.02%
^DuCharme Realty LLC and DuCharme Enterprises LLC dba Specialty	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	2/2/2040	210.7	210.7	239.0	0.08%
^Dean 1021 LLC dba Pure Pita	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/29/2025	60.5	60.5	62.4	0.02%
^Limameno LLC dba Sal's Italian Ristorante	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/23/2025	59.3	59.3	61.2	0.02%
^Palmabak Inc dba Mami Nora's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/22/2025	9.5	9.5	10.0	—%
^Jung Design Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/20/2022	4.6	4.6	4.6	—%
^Grand Blanc Lanes, Inc. and H, H and H, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/31/2039	124.2	124.2	141.8	0.05%
^First Prevention and Dialysis Center, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/30/2024	210.3	210.3	219.3	0.08%
^Evans and Paul LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/30/2024	168.9	168.9	176.6	0.06%
^Bowlerama Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/24/2039	1,122.9	1,122.9	1,283.7	0.45%
^The Lodin Group LLC and Lodin Health Imaging Inc dba Highlands Breast	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/23/2039	495.2	495.2	560.1	0.19%
^Thermoplastic Services Inc and Paragon Plastic Sheet, Inc	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	12/23/2039	466.2	466.2	533.0	0.19%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Beale Street Blues Company-West Palm Beach, LLC dba Lafayette Music Hall	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/22/2024	132.1	132.1	136.6	0.05%
^MM and M Management Inc dba Pizza Artista	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/19/2025	33.8	33.8	34.9	0.01%
^B.S. Ventures LLC dba Dink's Market	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/19/2039	50.1	50.1	57.3	0.02%
^The Jewelers Inc. dba The Jewelers of Las Vegas	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	12/19/2024	879.5	879.5	902.9	0.31%
^Will Zac Management LLC dba Papa John's	Food Services and Drinking Places	Term Loan	6.25%	12/19/2024	117.8	117.8	123.4	0.04%
^B & W Towing, LLC and Boychucks Fuel LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/17/2039	153.6	153.6	174.2	0.06%
^All American Games, LLC and Sportslink - The Game, LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/10/2024	281.9	281.9	291.6	0.10%
^Kemmer LLC and Apples Tree Top Liquors LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/4/2039	130.0	130.0	147.2	0.05%
^DeRidder Chiropractic LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/25/2024	9.2	9.2	9.6	—%
^Teamnewman Enterprises LLC dba Newmans at 988 and John H. Newman	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/25/2039	110.9	110.9	126.4	0.04%
^Modern Manhattan LLC	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	11/25/2024	153.4	153.4	157.5	0.05%
^Legacy Estate Planning Inc dba American Casket Enterprises	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/21/2024	29.3	29.3	30.0	0.01%
^J&D Resources, LLC dba Aqua Science	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/21/2024	529.0	529.0	544.0	0.19%
^DC Real LLC and DC Enterprises LTD dba Lakeview True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/20/2039	111.6	111.6	127.3	0.04%
^MLM Enterprises LLC and Demand Printing Solutions Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/18/2024	50.2	50.2	52.3	0.02%
^Joey O's LLC and Jennifer Olszewski	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/7/2024	0.6	0.6	0.7	—%
^Heartland American Properties LLC and Skaggs RV Outlet LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/31/2039	444.9	444.9	507.1	0.18%
^Golden Transaction Corporation dba Bleh Sunoco	Gasoline Stations	Term Loan	Prime plus 2.75%	10/30/2039	145.8	145.8	166.4	0.06%
^Seelan Inc dba Candleridge Market	Gasoline Stations	Term Loan	Prime plus 2.75%	10/27/2039	84.1	84.1	95.5	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Navdeep B Martins and Busy Bubbles LLC dba Wishy Washy	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/24/2039	82.8	82.8	93.8	0.03%
^One Hour Jewelry Repair Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/14/2024	14.2	14.2	14.5	0.01%
^DNT Storage and Properties LLC	Real Estate	Term Loan	Prime plus 2.75%	10/10/2039	94.5	94.5	107.9	0.04%
^Return to Excellence, Inc. dba The Waynesville Inn Golf & Spa	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/10/2039	1,175.3	1,175.3	1,343.6	0.47%
^Sound Manufacturing Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/10/2024	128.9	128.9	133.2	0.05%
^Smith Spinal Care Center P.C. and James C. Smith	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/8/2039	55.7	55.7	63.5	0.02%
^Doctors Express Management of Central Texas LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/8/2024	33.5	33.5	35.1	0.01%
^Michael Rey Jr. and Lynn J. Williams and GIG Petcare dba Hickory	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/3/2039	114.7	114.7	130.9	0.05%
^Sumad LLC dba BrightStar Care of Encinitas	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/2/2024	36.6	36.6	38.4	0.01%
^Roccos LLC and Sullo Pantalone Inc dba Rocco's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2039	237.1	237.1	268.7	0.09%
^Gordon E Rogers dba Stonehouse Motor Inn	Accommodation	Term Loan	Prime plus 2.75%	9/26/2039	53.3	53.3	60.9	0.02%
^North Columbia LLC and Loop Liquor and Convenience Store LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/24/2039	147.7	147.7	168.2	0.06%
^6 Price Avenue, LLC and Pauley Tree & Lawn Care, Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/24/2039	432.6	432.6	487.8	0.17%
^Andrene's LLC dba Andrene's Caribbean Soul Food Carry Out	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/23/2024	19.9	19.9	20.4	0.01%
^Modern Leather Goods Repair Shop Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2024	39.5	39.5	40.5	0.01%
^Ryan Crick and Pamela J. Crick and Crick Enterprises Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2039	135.1	135.1	154.3	0.05%
^Animal Intrusion Prevention Systems Holding Company, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/15/2024	189.4	189.4	195.6	0.07%
^Tavern Properties LLC and Wildwood Tavern LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/15/2039	396.6	396.6	451.4	0.16%
^Indy East Smiles Youth Dentistry LLC dba Prime Smile East	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/11/2024	429.5	429.5	439.9	0.15%
^B&P Diners LLC dba Engine House Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/10/2024	54.5	54.5	55.8	0.02%
^Delta Aggregate LLC	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	8/28/2039	859.0	859.0	980.8	0.34%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Orange County Cleaning Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/27/2024	12.3	12.3	12.6	—%
^Lamjam LLC Goldsmith Lambros Inc	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	8/27/2024	92.6	92.6	96.8	0.03%
^Qycell Corporation	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	8/26/2024	81.3	81.3	84.2	0.03%
^Atlas Auto Body Inc dba Atlas Auto Sales	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/22/2039	47.7	47.7	54.1	0.02%
^Katie Senior Care LLC dba Home Instead Senior Care	Social Assistance	Term Loan	Prime plus 2.75%	8/15/2024	83.6	83.6	85.5	0.03%
^Alpha Preparatory Academy LLC	Social Assistance	Term Loan	Prime plus 2.75%	8/15/2039	134.9	134.9	154.0	0.05%
^Hamer Road Auto Salvage, LLC and Scott T. Cook and Nikki J. Cook	Motor Vehicle and Parts Dealers	Term Loan	6%	8/8/2039	176.3	176.3	201.3	0.07%
^Almost Home Property LLC and Almost Home Daycare LLC	Social Assistance	Term Loan	Prime plus 2.75%	8/7/2039	677.8	677.8	772.9	0.27%
^AGV Enterprises LLC dba Jet's Pizza #42	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2024	36.5	36.5	37.5	0.01%
^iFood, Inc. dba Steak N Shake	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2024	262.3	262.3	271.7	0.09%
^575 Columbus Avenue Holding Company, LLC and LA-ZE LLC dba EST EST EST	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/30/2039	19.7	19.7	22.4	0.01%
^Honeyspot Investors LLP and Pace Motor Lines Inc	Truck Transportation	Term Loan	Prime plus 2.75%	7/24/2039	138.5	138.5	158.1	0.05%
^Miss Cranston Diner II, LLC and Miss Cranston II Realty LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/17/2039	94.3	94.3	107.3	0.04%
^Lisle Lincoln II Limited Partnership dba Lisle Lanes LP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/30/2024	65.6	65.6	68.4	0.02%
^AMG Holding, LLC and Stetson Automotive, Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/30/2039	191.9	191.9	218.9	0.08%
^iFood, Inc. dba Steak N Shake	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2039	582.0	582.0	656.3	0.23%
^Honeyspot Investors LLP and Pace Motor Lines Inc	Truck Transportation	Term Loan	Prime plus 2.75%	6/30/2039	807.7	807.7	921.2	0.32%
^Zinger Hardware and General Merchant Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	7.25%	6/26/2024	44.2	44.2	46.1	0.02%
^JPM Investments LLC and Carolina Family Foot Care P.A.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/26/2039	129.7	129.7	147.5	0.05%
^Nikobella Properties LLC and JPO Inc dba Village Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/25/2039	444.1	444.1	504.8	0.18%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Big Sky Plaza LLC and Strickland, Incorporated dba Livingston True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/20/2039	215.1	215.1	244.4	0.08%
^510 ROK Realty LLC dba ROK Health and Fitness and Robert N. D'urso	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/19/2024	241.0	241.0	251.4	0.09%
^Nirvi Enterprises LLC dba Howard Johnson / Knights Inn	Accommodation	Term Loan	Prime plus 2.75%	6/17/2039	848.1	848.1	967.2	0.34%
^Global Educational Delivery Services LLC	Educational Services	Term Loan	Prime plus 2.75%	6/16/2024	39.8	39.8	41.6	0.01%
^Sico & Walsh Insurance Agency Inc and The AMS Trust	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	6/6/2039	87.2	87.2	99.4	0.03%
^Sujata Inc dba Stop N Save Food Mart and Dhruvesh Patel	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/3/2024	14.8	14.8	15.2	0.01%
^Long Island Barber Institute Inc	Educational Services	Term Loan	Prime plus 2.75%	6/2/2039	51.1	51.1	58.0	0.02%
^CJR LLC and PowerWash Plus, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/30/2024	34.3	34.3	35.8	0.01%
^Pocono Coated Products, LLC	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/30/2024	14.6	14.6	15.3	0.01%
^Wilton Dental Care P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/29/2024	84.9	84.9	86.9	0.03%
^EGM Food Services Inc dba Gold Star Chili	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2024	12.5	12.5	12.9	—%
^Jonesboro Health Food Center LLC	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	5/27/2024	39.0	39.0	39.9	0.01%
^Hae M. and Jin S. Park dba Buford Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/15/2039	152.4	152.4	172.6	0.06%
^The River Beas LLC and Punam Singh	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/8/2039	83.4	83.4	94.7	0.03%
^AS Boyals LLC dba Towne Liquors	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/29/2039	99.9	99.9	114.0	0.04%
^Gerami Realty, LC Sherrill Universal City Corral, LP	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/23/2027	59.3	59.3	63.2	0.02%
^Complete Body & Paint, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/23/2039	19.1	19.1	21.8	0.01%
^Island Wide Realty LLC and Long Island Partners, Inc.	Real Estate	Term Loan	Prime plus 2.75%	4/22/2039	95.3	95.3	108.7	0.04%
^Wilshire Media Systems Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/17/2024	119.4	119.4	122.5	0.04%
^1899 Tavern & Tap LLC and Ale House Tavern & Tap LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/9/2039	125.3	125.3	142.6	0.05%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Dantanna's Tavern LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2024	107.0	107.0	111.7	0.04%
^Little People's Village II LLC and Iliopoulos Realty LLC	Social Assistance	Term Loan	Prime plus 2.75%	3/31/2039	84.9	84.9	97.4	0.03%
^Hodges Properties LLC and Echelon Enterprises Inc dba Treads Bicycle	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	3/31/2039	411.3	411.3	473.0	0.16%
^Little People's Village II LLC and Iliopoulos Realty LLC	Social Assistance	Term Loan	Prime plus 2.75%	3/31/2039	93.6	93.6	107.4	0.04%
^Eagle Aggregate Transportation, LLC and Eagle Pneumatic Transport LLC	Truck Transportation	Term Loan	Prime plus 2.75%	3/31/2024	446.8	446.8	467.1	0.16%
^Kemmer, LLC and Pitts Package Store, Inc.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/31/2039	108.5	108.5	124.3	0.04%
^Lake Area Autosound LLC and Ryan H. Whittington	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	7/28/2039	116.3	116.3	133.9	0.05%
^Knowledge First Inc dba Magic Years of Learning and Kimberly Knox	Social Assistance	Term Loan	Prime plus 2.75%	3/21/2039	133.3	133.3	153.0	0.05%
^636 South Center Holdings, LLC and New Mansfield Brass and Aluminum Co	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	3/20/2039	72.4	72.4	83.4	0.03%
^Cormac Enterprises and Wyoming Valley Beverage Incorporated	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/20/2039	101.6	101.6	116.9	0.04%
^Kinisi, Inc. dba The River North UPS Store	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/18/2024	15.1	15.1	15.8	0.01%
^Tortilla King Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	3/14/2039	42.6	42.6	49.1	0.02%
^Tortilla King, Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	3/14/2029	837.2	837.2	906.1	0.31%
^Bowl Mor, LLC dba Bowl Mor Lanes / Spare Lounge, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/13/2039	205.1	205.1	236.0	0.08%
^R & R Boyal LLC dba Cap N Cat Clam Bar and Little Ease Tavern	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/28/2039	381.8	381.8	438.6	0.15%
^Summit Beverage Group LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	2/28/2024	219.6	219.6	229.4	0.08%
^Faith Memorial Chapel LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2039	196.1	196.1	225.1	0.08%
^Choe Trade Group Inc dba Rapid Printers of Monterey	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	2/28/2024	99.7	99.7	104.4	0.04%
^952 Boston Post Road Realty, LLC and HNA LLC dba Styles International	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2039	192.9	192.9	221.5	0.08%
^96 Mill Street LLC, Central Pizza LLC and Jason Bikakis George Bikaki	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/12/2039	129.8	129.8	149.4	0.05%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^JWB Industries, Inc. dba Carteret Die Casting	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	2/11/2024	175.3	175.3	182.4	0.06%
^Awesome Pets II Inc dba Mellisa's Pet Depot	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	2/7/2024	52.7	52.7	54.9	0.02%
^986 Dixwell Avenue Holding Company, LLC and Mughali Foods, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/7/2039	91.0	91.0	104.6	0.04%
^Sarah Sibadan dba Sibadan Agency	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	1/27/2039	118.0	118.0	135.8	0.05%
^Icore Enterprises Inc dba Air Flow Filters Inc	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	1/15/2024	13.4	13.4	14.1	—%
^Nutmeg North Associates LLC Steeltech Building Products Inc	Construction of Buildings	Term Loan	Prime plus 2.75%	12/31/2038	834.9	834.9	957.4	0.33%
^KK International Trading Corporation	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/23/2028	148.7	148.7	160.9	0.06%
^Mosley Auto Group LLC dba America's Automotive	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/20/2038	201.6	201.6	231.7	0.08%
^Kurtis Sniezek dba Wolfe's Foreign Auto	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/20/2038	80.9	80.9	93.0	0.03%
^PLES Investements, LLC and John Redder, Pappy Sand & Gravel, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/19/2038	505.4	505.4	578.3	0.20%
^TAK Properties LLC and Kinderland Inc	Social Assistance	Term Loan	Prime plus 2.75%	12/18/2038	369.1	369.1	423.5	0.15%
^TOL LLC dba Wild Birds Unlimited	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	12/13/2023	11.3	11.3	11.8	—%
^920 CHR Realty LLC V. Garofalo Carting Inc	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	12/10/2038	380.6	380.6	437.5	0.15%
^DKB Transport Corp	Truck Transportation	Term Loan	Prime plus 2.75%	12/5/2038	126.3	126.3	145.2	0.05%
^Firm Foundations Inc David S Gaitan Jr and Christopher K Daigle	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/3/2038	94.9	94.9	108.6	0.04%
^Spectrum Development LLC and Solvit Inc & Solvit North, Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/2/2023	244.7	244.7	254.3	0.09%
^BVIP Limousine Service LTD	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	11/27/2038	69.5	69.5	79.8	0.03%
^Eco-Green Reprocessing LLC and Denali Medical Concepts, LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	11/27/2023	40.5	40.5	42.0	0.01%
^Wallace Holdings LLC, GFA International Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.5%	11/25/2023	74.8	74.8	77.7	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^AcuCall LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/21/2023	9.3	9.3	9.6	—%
^Kids in Motion of Springfield LLC dba The Little Gym of Springfield IL	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/18/2023	27.6	27.6	28.6	0.01%
^Yousef Khatib dba Y&M Enterprises	Wholesale Electronic Markets and Agents and Brokers	Term Loan	Prime plus 2.75%	11/15/2023	45.1	45.1	46.9	0.02%
^Howell Gun Works LLC	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	11/14/2023	2.8	2.8	2.9	—%
^Polpo Realty, LLC Polpo Restaurant, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/6/2038	56.7	56.7	65.2	0.02%
^Twinsburg Hospitality Group LLC dba Comfort Suites	Accommodation	Term Loan	Prime plus 2.75%	10/31/2038	858.5	858.5	984.8	0.34%
^Mid-Land Sheet Metal Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/31/2038	124.8	124.8	143.4	0.05%
^Master CNC Inc & Master Properties LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2038	540.8	540.8	619.6	0.22%
^Janice B. McShan and The Metropolitan Day School, LLC	Social Assistance	Term Loan	Prime plus 2.75%	10/31/2023	26.0	26.0	27.2	0.01%
^1 North Restaurant Corp dba 1 North Steakhouse	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/31/2038	192.8	192.8	221.6	0.08%
^New Image Building Services Inc. dba New Image Repair Services	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/29/2023	197.1	197.1	204.7	0.07%
^Greenbrier Technical Services, Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/24/2023	122.4	122.4	127.8	0.04%
^Clairvoyant Realty Corp. and Napoli Marble & Granite Design, Ltd	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/24/2038	134.3	134.3	154.4	0.05%
^Kelly Auto Care LLC dba Shoreline Quick Lube and Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/18/2023	51.9	51.9	54.0	0.02%
^First Steps Real Estate Company, LLC and First Steps Preschool	Social Assistance	Term Loan	Prime plus 2.75%	9/30/2038	88.2	88.2	101.0	0.04%
^LP Industries, Inc dba Childforms	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	108.7	108.7	124.8	0.04%
^Discount Wheel and Tire of Broken Bow Inc	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/30/2038	202.3	202.3	231.7	0.08%
^Lenoir Business Partners LLC LP Industries, Inc dba Childforms	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	266.8	266.8	306.1	0.11%
^Cencon Properties LLC and Central Connecticut Warehousing Company, Inc	Warehousing and Storage	Term Loan	Prime plus 2.75%	9/30/2038	311.9	311.9	358.1	0.12%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Mitchellville Family Dentistry, Dr. Octavia Simkins-Wiseman DDS PC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/27/2038	302.9	302.9	347.2	0.12%
^Gabrielle Realty, LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	9/27/2038	684.8	684.8	784.3	0.27%
^Anthony C Dinoto and Susan S P Dinoto and Anthony C Dinoto Funeral Homes	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/26/2038	90.4	90.4	103.8	0.04%
^Eastside Soccer Dome, Inc .	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2038	419.1	419.1	481.2	0.17%
^Southeast Chicago Soccer, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2038	46.3	46.3	53.1	0.02%
^Diamond Memorials Incorporated	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/25/2023	6.8	6.8	7.0	—%
^Kiddie Steps 4 You Inc.	Social Assistance	Term Loan	Prime plus 2.75%	9/25/2038	82.3	82.3	94.2	0.03%
^Serious-Fun in Alpharetta, LLC dba The Little Gym of Alpharetta	Educational Services	Term Loan	Prime plus 2.75%	9/20/2023	27.2	27.2	28.2	0.01%
^Faith Memorial Chapel LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/20/2038	242.9	242.9	278.2	0.10%
^Westville Seafood LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/19/2038	101.5	101.5	116.3	0.04%
^Maynard Enterprises Inc dba Fastsigns of Texarkana	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/18/2023	9.5	9.5	9.9	—%
^Grafio Inc dba Omega Learning Center-Acworth	Educational Services	Term Loan	Prime plus 2.75%	9/13/2023	97.1	97.1	100.7	0.03%
^Sound Manufacturing Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/12/2028	42.1	42.1	45.4	0.02%
^The Berlerro Group, LLC dba Sky Zone	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/12/2023	254.1	254.1	263.5	0.09%
^Prospect Kids Academy Inc	Educational Services	Term Loan	Prime plus 2.75%	9/11/2038	112.3	112.3	128.8	0.04%
^Alma J. and William R. Walton and Almas Child Day Care Center	Social Assistance	Term Loan	Prime plus 2.75%	9/11/2038	35.7	35.7	41.0	0.01%
^B for Brunette dba Blo	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/10/2023	31.7	31.7	32.8	0.01%
^Schmaltz Holdings, LLC and Schmaltz Operations, LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/4/2038	201.4	201.4	230.4	0.08%
^Excel RP Inc	Machinery Manufacturing	Term Loan	Prime plus 2.75%	8/30/2023	75.2	75.2	78.1	0.03%
^IlOKA Inc dba Microtech Tel and NewCloud Networks	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/30/2023	375.4	375.4	389.3	0.14%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^ACI Northwest Inc.	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	8/30/2023	313.1	313.1	326.3	0.11%
^Gulfport Academy Child Care and Learning Center, Inc. and Jennifer Sis	Social Assistance	Term Loan	Prime plus 2.75%	8/30/2023	25.0	25.0	26.0	0.01%
^Ramard Inc and Advanced Health Sciences Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/28/2023	108.3	108.3	112.0	0.04%
^RM Hawkins LLC dba Pure Water Tech West and Robert M Hawkins	Nonstore Retailers	Term Loan	Prime plus 2.75%	8/26/2023	46.6	46.6	48.5	0.02%
^JSIL LLC dba Blackstones Hairdressing	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/16/2023	11.1	11.1	11.5	—%
^Island Nautical Enterprises, Inc. and Ingwall Holdings, LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	8/14/2038	312.8	312.8	358.1	0.12%
^Caribbean Concepts, Inc. dba Quick Bleach	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/12/2023	13.0	13.0	13.5	—%
^Daniel W and Erin H Gordon and Silver Lining Stables CT, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/24/2023	6.8	6.8	7.0	—%
^Angkor Restaurant Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/19/2038	83.8	83.8	96.2	0.03%
^Harbor Ventilation Inc and Estes Investment, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2038	2.1	2.1	2.4	—%
^Tri County Heating and Cooling Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2023	49.9	49.9	52.1	0.02%
^Morning Star Trucking LLC and Morning Star Equipment and Leasing LLC	Truck Transportation	Term Loan	Prime plus 2.75%	7/17/2023	30.6	30.6	31.6	0.01%
^Maxiflex LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/28/2023	25.3	25.3	26.3	0.01%
^GIA Realty LLC and VRAJ GIA LLC dba Lakeview Laundromat	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/28/2038	87.5	87.5	100.3	0.03%
^2161 Highway 6 Trail, LLC, R. H. Hummer JR., Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	6/19/2026	478.3	478.3	509.1	0.18%
^Blakeslee Arpaia Chapman, Inc. dba Blakeslee Industrial Services	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	6/18/2028	660.2	660.2	712.8	0.25%
^KDP LLC and KDP Investment Advisors, Inc and KDP Asset Management, Inc	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/14/2023	192.8	192.8	199.2	0.07%
^Elite Structures Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/12/2038	816.7	816.7	934.2	0.32%
^Willowbrook Properties LLC Grove Gardens Landscaping Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/5/2038	167.3	167.3	191.6	0.07%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Absolute Desire LLC and Mark H. Szierer Sophisticated Smile	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/5/2038	169.2	169.2	193.4	0.07%
^Gregory P Jellenek OD and Associates PC dba Gregory P Jellenek OD	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/28/2023	34.7	34.7	36.0	0.01%
^Ryan D. Thornton and Thornton & Associates LLC	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	5/24/2023	26.8	26.8	27.7	0.01%
^Peanut Butter & Co., Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	4/30/2023	54.1	54.1	55.8	0.02%
^PowerWash Plus, Inc. and CJR, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/30/2038	492.4	492.4	563.3	0.20%
^Kidrose, LLC dba Kidville Riverdale	Educational Services	Term Loan	Prime plus 2.75%	4/22/2023	43.4	43.4	44.9	0.02%
^1258 Hartford TPKE, LLC and Phelps and Sons, Inc	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/29/2038	111.2	111.2	127.7	0.04%
^Xela Pack, Inc. and Aliseo and Catherine Gentile	Paper Manufacturing	Term Loan	Prime plus 2.75%	3/27/2028	201.3	201.3	217.5	0.08%
^A & M Commerce, Inc. dba Cranberry Sunoco	Gasoline Stations	Term Loan	Prime plus 2.75%	3/27/2038	294.5	294.5	338.5	0.12%
^American Diagnostic Imaging, Inc. dba St. Joseph Imaging Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/25/2038	479.6	479.6	550.9	0.19%
^Michael A.and HeatherR. Welsch dba Art & FrameEtc.	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/22/2038	60.2	60.2	69.2	0.02%
^Truth Technologies Inc dba Truth Technologies Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/21/2023	45.1	45.1	46.8	0.02%
^Stellar Environmental LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/18/2023	30.6	30.6	31.8	0.01%
^Sound Manufacturing, Inc. and Monster Power Equipment Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/15/2023	274.6	274.6	285.4	0.10%
^Golden Gate Lodging LLC	Accommodation	Term Loan	Prime plus 2.75%	3/12/2038	102.8	102.8	118.1	0.04%
^Bakhtar Group LLC dba Malmaison	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2023	55.2	55.2	57.2	0.02%
^Osceola River Mill, LLC Ironman Machine, Inc.	Machinery Manufacturing	Term Loan	Prime plus 2.75%	2/20/2038	76.8	76.8	88.2	0.03%
^Java Warung, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/19/2038	45.5	45.5	52.3	0.02%
^Retain Loyalty LLC	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	2/15/2038	94.6	94.6	108.6	0.04%
^Knits R Us, Inc. dba NYC Sports / Mingle	Textile Mills	Term Loan	Prime plus 2.75%	2/11/2038	111.4	111.4	128.1	0.04%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^North Country Transport, LLC	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	2/6/2023	7.9	7.9	8.2	—%
^MJD Investments, LLC dba The Community Day School	Social Assistance	Term Loan	Prime plus 2.75%	1/31/2038	229.4	229.4	263.5	0.09%
^Sherill Universal City dba Golden Corral LP	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/28/2038	392.8	392.8	451.6	0.16%
^Elegant Fireplace Mantels, Inc. dba Elegant Fireplace Mantels	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/31/2022	49.7	49.7	51.4	0.02%
^Macho LLC Madelaine Chocolate Novelties Inc	Food Manufacturing	Term Loan	Prime plus 2.75%	12/31/2037	445.5	445.5	511.5	0.18%
^Babie Bunnie Enterprises Inc dba Triangle Mothercare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/28/2027	30.5	30.5	32.8	0.01%
^John Duffy Fuel Co., Inc.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/28/2022	262.4	262.4	271.5	0.09%
^Polpo Realty LLC & Polpo Restaurant LLC dba Polpo Restauran	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/27/2037	459.9	459.9	528.0	0.18%
^Martin L Hopp, MD PHD A Medical Corp dba Tower ENT	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2022	33.6	33.6	34.8	0.01%
^Ezzo Properties, LLC and Great Lakes Cleaning, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/20/2027	286.5	286.5	308.2	0.11%
^Cheryle A Baptiste and Cheryle Baptiste DDS PLLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/30/2037	254.4	254.4	292.0	0.10%
^Daniel Gordon and Erin Gordon and Silver Lining Stables CT, LLC	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	11/28/2037	202.6	202.6	232.7	0.08%
^D&L Rescources, Inc. dba The UPS Store	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	11/27/2022	4.9	4.9	5.0	—%
^Richmond Hill Mini Market, LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/27/2037	163.9	163.9	188.1	0.07%
^DRV Enterprise, Inc. dba Cici's Pizza # 339	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/26/2022	30.3	30.3	31.5	0.01%
^U & A Food and Fuel, Inc. dba Express Gas & Food Mart	Gasoline Stations	Term Loan	Prime plus 2.75%	11/21/2037	85.1	85.1	97.7	0.03%
^Pioneer Windows Manufacturing Corp, Pioneer Windows	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	11/21/2022	136.9	136.9	141.9	0.05%
^R & J Petroleum LLC, Manar USA, Inc.	Gasoline Stations	Term Loan	Prime plus 2.75%	11/20/2037	159.1	159.1	182.7	0.06%
^St Judes Physical Therapy P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/19/2022	10.7	10.7	11.1	—%
^Hi-Def Imaging, Inc. dba SpeedPro Imaging	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/9/2022	11.1	11.1	11.5	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Reidville Hydraulics Mfg Inc dba Summit	Machinery Manufacturing	Term Loan	Prime plus 2.75%	11/2/2037	235.0	235.0	269.4	0.09%
^Big Apple Entertainment Partners, LLC d/b/a Ripley's Believe It or Not	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/26/2022	90.8	90.8	93.9	0.03%
^University Park Retreat, LLC dba Massage Heights	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/27/2022	36.8	36.8	38.1	0.01%
^O'Rourkes Diner LLC dba O'Rourke's Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/19/2037	57.6	57.6	66.0	0.02%
^AJK Enterprise LLC dba AJK Enterprise LLC	Truck Transportation	Term Loan	Prime plus 2.75%	8/27/2022	8.1	8.1	8.4	—%
^New Image Building Services, Inc. dba New Image Repair Services	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/23/2037	251.9	251.9	288.1	0.10%
^Suncoast Aluminum Furniture, Inc	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	8/17/2037	316.3	316.3	362.7	0.13%
^Georgia Safe Sidewalks LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/27/2022	6.9	6.9	7.1	—%
^Hofgard & Co., Inc. dba HofgardBenefits	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/27/2022	50.0	50.0	51.6	0.02%
^WPI, LLC	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	6/29/2024	74.8	74.8	78.5	0.03%
^Havana Central (NY) 5, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/29/2022	662.0	662.0	683.7	0.24%
^Central Tire, Inc. dba Cooper Tire & Auto Services	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/29/2037	251.9	251.9	288.2	0.10%
^Jenkins-Pavia Corporation dba Victory Lane Quick Oil Change	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/27/2037	60.9	60.9	69.7	0.02%
^KIND-ER-ZZ Inc dba Kidville	Educational Services	Term Loan	Prime plus 2.75%	6/15/2022	22.7	22.7	23.3	0.01%
^Graphish Studio, Inc. and Scott Fishoff	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/14/2022	9.2	9.2	9.5	—%
^ALF, LLC, Mulit-Service Eagle Tires	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	5/31/2037	54.8	54.8	62.7	0.02%
^Christou Real Estate Holdings LLC dba Tops American Grill	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/17/2037	246.9	246.9	282.8	0.10%
^Tracey Vita-Morris dba Tracey Vita's School of Dance	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	5/10/2022	10.1	10.1	10.4	—%
^Fair Deal Food Mart Inc dba Neighbors Market	Gasoline Stations	Term Loan	Prime plus 2.75%	5/3/2037	332.0	332.0	380.3	0.13%
^Tanner Optical, Inc. dba Murphy Eye Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/27/2022	3.6	3.6	3.7	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Zane Filippone Co Inc dba Culligan Water Conditioning	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/12/2022	244.4	244.4	252.5	0.09%
^Indoor Playgrounds Limited Liability Company dba Kidville	Educational Services	Term Loan	Prime plus 2.75%	4/5/2022	2.1	2.1	2.2	—%
^Access Staffing, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/30/2022	78.5	78.5	81.0	0.03%
^Brandywine Picnic Park, Inc. and B.Ross Capps & Linda Capps	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/30/2031	180.7	180.7	199.7	0.07%
^Willow Springs Golf Course, Inc. & JC Lindsey Family Limited Partners	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/29/2037	655.8	655.8	752.1	0.26%
^DC Realty, LLC dba FOGO Data Centers	Professional, Scientific, and Technical Services	Term Loan	6%	3/23/2037	2,623.4	2,623.4	3,008.7	1.04%
^DC Realty, LLC dba FOGO Data Centers	Professional, Scientific, and Technical Services	Term Loan	6.25%	3/23/2022	652.1	652.1	673.1	0.23%
^Manuel P. Barrera and Accura Electrical Contractor, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/23/2028	73.5	73.5	79.6	0.03%
^Shweiki Media, Inc. dba Study Breaks Magazine	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/22/2027	802.4	802.4	862.3	0.30%
^ATI Jet, Inc.	Air Transportation	Term Loan	Prime plus 2.75%	12/28/2026	555.9	555.9	596.2	0.21%
^J. Kinderman & Sons, Inc. dba Brite Star Manufacturing Company	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/22/2036	354.8	354.8	406.3	0.14%
^K's Salon, LLC d/b/a K's Salon	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/20/2021	29.7	29.7	30.6	0.01%
^15 Frederick Place LLC & Pioneer Windows Holdings Inc & Subs	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/16/2021	98.9	98.9	101.9	0.04%
^Taylor Transport, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	12/8/2021	100.7	100.7	103.7	0.04%
^K9 Bytes, Inc & Epazz, Inc dba K9 Bytes, Inc	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	10/26/2021	23.3	23.3	24.0	0.01%
^28 Cornelia Street Properties, LLC and Zouk, Ltd.dba Palma	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/25/2021	8.6	8.6	8.8	—%
^39581 Garfield, LLC and Tri County Neurological Associates, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2036	70.8	70.8	81.0	0.03%
^39581 Garfield, LLC and Tricounty Neurological Associates, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2036	24.1	24.1	27.5	0.01%
^Robert E. Caves, Sr. and American Plank dba Caves Enterprises	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/30/2021	113.0	113.0	116.1	0.04%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Big Apple Entertainment Partners, LLC dba Ripley's Believe it or Not	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2021	393.5	393.5	404.3	0.14%
^Equity National Capital LLC & Chadbourne Road Capital, LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	9/26/2021	23.5	23.5	24.2	0.01%
^Michael S. Decker & Janet Decker dba The Hen House Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/30/2036	14.0	14.0	16.0	0.01%
^Qycell Corporation	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	8/19/2021	65.0	65.0	66.7	0.02%
^Trademark Equipment Company Inc and David A. Daniel	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	8/19/2036	113.8	113.8	130.1	0.05%
^Valiev Ballet Academy, Inc	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	8/12/2036	36.1	36.1	41.3	0.01%
^LaHoBa, LLC d/b/a Papa John's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/3/2036	65.5	65.5	74.9	0.03%
^MTV Bowl, Inc. dba Legend Lanes	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/30/2036	214.0	214.0	244.4	0.08%
^Lavertue Properties LLP dba Lavertue Properties	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/29/2036	38.0	38.0	43.4	0.02%
^Lisle Lincoln II Limited Partnership dba Lisle Lanes LP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/29/2036	297.7	297.7	340.0	0.12%
^Pierce Developments, Inc. dba Southside Granite	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/13/2036	216.8	216.8	247.6	0.09%
^J&K Fitness, LLC dba Physiques Womens Fitness Center	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/8/2036	392.9	392.9	448.7	0.16%
^Peanut Butter & Co., Inc. d/b/a Peanut Butter & Co.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/3/2021	15.2	15.2	15.6	0.01%
^Demand Printing Solutions, Inc. and MLM Enterprises, LLC d/b/a Demand	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/27/2021	5.5	5.5	5.7	—%
^Modern on the Mile, LLC dba Ligne Roset	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	5/25/2021	70.3	70.3	72.1	0.03%
^Profile Performance, Inc. and Eidak Real Estate, L.L.C.	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/20/2036	107.4	107.4	122.6	0.04%
^Northwind Outdoor Recreation, Inc. dba Red Rock Wilderness Store	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/18/2036	113.8	113.8	130.0	0.05%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Michael S. Korfe dba North Valley Auto Repair	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/24/2036	13.0	13.0	14.8	0.01%
^Actknowledge,Inc dba Actknowledge	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/21/2021	18.3	18.3	18.7	0.01%
^Key Products I&II, Inc. dba Dunkin' Donuts/Baskin-Robbins	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/10/2021	49.0	49.0	50.1	0.02%
^Stephen Frank, Patricia Frank and Suds Express LLC dba Frank Chiropra	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/25/2023	27.4	27.4	28.6	0.01%
^SuzyQue’s LLC dba Suzy Que’s	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/11/2036	51.3	51.3	58.5	0.02%
^Little People’s Village, LLC dba Little People’s Village	Social Assistance	Term Loan	Prime plus 2.75%	1/31/2036	26.0	26.0	29.6	0.01%
^Seagate Group Holdings, Inc. dba Seagate Logistics, Inc.	Support Activities for Transportation	Term Loan	Prime plus 2.75%	1/28/2036	94.7	94.7	108.0	0.04%
^Dixie Transport, Inc. & Johnny D. Brown & Jimmy Brown & Maudain Brown	Support Activities for Transportation	Term Loan	5.25%	12/28/2035	1,316.8	1,316.8	1,499.9	0.52%
^Shree OM Lodging, LLC dba Royal Inn	Accommodation	Term Loan	Prime plus 2.75%	12/17/2035	23.0	23.0	26.2	0.01%
^Lodin Medical Imaging, LLC dba Watson Imaging Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/1/2020	18.9	18.9	19.3	0.01%
^Robert F. Schuler and Lori A. Schuler dba Bob’s Service Center	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/30/2035	28.2	28.2	32.2	0.01%
^K9 Bytes, Inc & Epazz, Inc	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	9/30/2020	5.0	5.0	5.0	—%
^Elan Realty, LLC and Albert Basse Asociates, Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	9/30/2035	188.4	188.4	214.3	0.07%
^Success Express,Inc. dba Success Express	Couriers and Messengers	Term Loan	Prime plus 2.75%	9/29/2020	22.1	22.1	22.5	0.01%
^Modern Manhattan, LLC	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	9/20/2020	53.3	53.3	54.3	0.02%
^Dirk's Trucking, L.L.C. dba Dirk's Trucking	Truck Transportation	Term Loan	Prime plus 2.75%	9/17/2020	4.5	4.5	4.6	—%
^Rudy & Louise Chavez dba Clyde's Auto and Furniture Upholstery	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/2/2035	41.3	41.3	47.0	0.02%
^Newsome Trucking Inc and Kevin Newsome	Truck Transportation	Term Loan	Prime plus 2.75%	9/2/2035	204.3	204.3	232.4	0.08%
^California College of Communications, Inc.	Educational Services	Term Loan	Prime plus 2.75%	11/2/2020	46.7	46.7	47.7	0.02%
^DDLK Investments LLC d/b/a Smoothie King	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/30/2020	0.8	0.8	0.8	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Members Only Software, Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/30/2020	9.7	9.7	9.9	—%
^ActKnowledge,Inc dba ActKnowledge	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/30/2020	11.6	11.6	11.8	—%
^I-90 RV & Auto Supercenter	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/29/2035	61.3	61.3	69.6	0.02%
^Zouk, Ltd. dba Palma	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/25/2020	6.7	6.7	6.9	—%
^CJ Park Inc. dba Kidville Midtown West	Educational Services	Term Loan	Prime plus 2.75%	6/25/2020	4.7	4.7	4.8	—%
^Tanner Optical Inc. dba Murphy Eye Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/22/2035	77.8	77.8	88.4	0.03%
^B&B Fitness and Barbell, Inc. dba Elevations Health Club	Amusement, Gambling, and Recreation Industries	Term Loan	6%	6/22/2035	201.5	201.5	228.9	0.08%
^Excel RP, Inc. Kevin and Joann Foley	Machinery Manufacturing	Term Loan	Prime plus 2.75%	7/8/2028	33.9	33.9	36.9	0.01%
ValleyStar, Inc. dba BrightStar HealthCare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2020	1.4	1.4	1.4	—%
^ValleyStar, Inc. dba BrightStar Healthcare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2020	1.7	1.7	1.8	—%
^Diag, LLC dba Kidville	Educational Services	Term Loan	Prime plus 2.75%	6/21/2020	8.2	8.2	8.4	—%
^New Economic Methods LLC dba Rita's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2020	0.4	0.4	0.4	—%
^Cocoa Beach Parasail Corp. dba Cocoa Beach Parasail	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/26/2020	1.3	1.3	1.3	—%
^Lahoba,LLC dba Papa John's Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/30/2034	34.3	34.3	38.9	0.01%
^Animal Intrusion Prevention Systems Holding Company, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/29/2024	23.7	23.7	24.9	0.01%
^David A. Nusblatt, D.M.D, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/11/2019	1.5	1.5	1.5	—%
^KMC RE, LLC & B&B Kennels	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/19/2034	46.9	46.9	53.1	0.02%
^Demand Printing Solutions, Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	12/12/2019	1.6	1.6	1.6	—%
^Demand Printing Solutions, Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	10/29/2034	119.5	119.5	135.4	0.05%
Rover Repairs	Repair and Maintenance	Term Loan	Prime plus 2.5%	11/28/2029	49.2	49.2	53.3	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Supreme Screw Products	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	4/17/2019	23.0	23.0	23.2	0.01%
^Gourmet to You, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2019	0.6	0.6	0.6	—%
^The Alba Financial Group, Inc.	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	6%	1/10/2019	7.4	7.4	7.4	—%
^D & D's Divine Beauty School of Esther, LLC	Educational Services	Term Loan	6%	8/1/2031	47.2	47.2	52.4	0.02%
Bliss Coffee and Wine Bar, LLC	Food Services and Drinking Places	Term Loan	6%	8/31/2019	66.7	66.7	67.3	0.02%
^Zog Inc.	Other Information Services	Term Loan	Prime plus 2.75%	4/30/2020	36.3	36.3	36.9	0.01%
^All American Printing Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	10/26/2032	35.6	35.6	39.8	0.01%
^Connect Litigation Technology, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2%	10/18/2025	23.3	23.3	24.2	0.01%
^1911 East Main Street Holdings, Corp	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2032	11.5	11.5	12.8	—%
^Water Works Laundromat, LLC	Personal and Laundry Services	Term Loan	Prime plus 2.25%	9/7/2027	162.9	162.9	172.3	0.06%
^Dave Kris, and MDK Ram Corp.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/5/2026	27.5	27.5	29.3	0.01%
^Gill Express Inc. dba American Eagle Truck Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	1/5/2027	163.6	163.6	175.8	0.06%
^Smooth Grounds, Inc.	Food Services and Drinking Places	Term Loan	7.75%	12/31/2018	24.7	24.7	24.8	0.01%
^Fran-Car Corporation dba Horizon Landscape Management	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/3/2028	62.9	62.9	68.1	0.02%
^Head To Toe Personalized Pampering, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/27/2031	8.3	8.3	9.1	—%
^Christopher F. Bohon & Pamela D. Bohon	Social Assistance	Term Loan	Prime plus 2.75%	10/28/2026	2.8	2.8	3.0	—%
^Mogas Limited	Gasoline Stations	Term Loan	Prime plus 2.75%	5/31/2030	66.9	66.9	73.6	0.03%
^Shree Om Lodging, LLC dba Royal Inn	Accommodation	Term Loan	Prime plus 2.75%	5/2/2030	59.1	59.1	65.1	0.02%
^Pedzik's Pets, LLC	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	3/31/2030	8.2	8.2	9.0	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Nancy Carapelluci & A & M Seasonal Corner Inc.	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/1/2025	12.1	12.1	12.8	—%
^Patricia Hughes Jones, MD PC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/13/2020	2.4	2.4	2.4	—%
^Moonlight Multi Media Production, Inc.	Other Information Services	Term Loan	5.3%	2/1/2025	2.3	2.3	2.4	—%
David M. Goens dba Superior Auto Paint & Body, Inc.	Repair and Maintenance	Term Loan	6%	8/26/2024	14.4	14.4	15.1	0.01%
^McCallister Venture Group, LLC and Maw's Vittles, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/30/2029	10.4	10.4	11.4	—%
^Chong Hun Im dba Kim's Market	Food and Beverage Stores	Term Loan	Prime plus 2.5%	2/27/2024	7.5	7.5	7.8	—%
Whirlwind Car Wash, Inc.	Repair and Maintenance	Term Loan	Prime plus 2%	4/9/2029	14.1	14.1	14.8	0.01%
^Shuttle Car Wash, Inc. dba Shuttle Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.25%	11/10/2028	15.2	15.2	16.2	0.01%
^Min Hui Lin	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/30/2028	15.5	15.5	16.8	0.01%
^Delta Partners, LLC dba Delta Carwash	Repair and Maintenance	Term Loan	Prime plus 2.5%	4/5/2029	38.4	38.4	41.4	0.01%
^Auto Sales, Inc.	Motor Vehicle and Parts Dealers	Term Loan	6%	8/17/2023	6.0	6.0	6.3	—%
^RAB Services, Inc. & Professional Floor Installations	Specialty Trade Contractors	Term Loan	Prime plus 2.5%	1/31/2023	5.3	5.3	5.5	—%
^Taste of Inverness, Inc. dba China Garden	Food Services and Drinking Places	Term Loan	Prime plus 2%	6/29/2025	7.3	7.3	7.6	—%
^Ralph Werner dba Werner Transmission Inc	Gasoline Stations	Term Loan	Prime plus 2.75%	12/29/2021	1.6	1.6	1.7	—%
^Robin C. & Charles E. Taylor & Brigantine Aquatic Center LLC	Amusement, Gambling, and Recreation Industries	Term Loan	6%	9/14/2023	28.1	28.1	29.4	0.01%
^OrthoQuest, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2%	3/12/2022	2.8	2.8	2.8	—%
^CPN Motel, L.L.C. dba American Motor Lodge	Accommodation	Term Loan	Prime plus 2.25%	4/30/2024	24.8	24.8	25.7	0.01%
^Track Side Collision & Tire, Inc.	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/16/2025	4.1	4.1	4.4	—%
^Duttakrupa, LLC dba Birmingham Motor Court	Accommodation	Term Loan	Prime plus 2.25%	9/8/2023	9.5	9.5	9.9	—%
^Deesha Corporation, Inc. dba Best Inn & Suites	Accommodation	Term Loan	Prime plus 2.25%	2/14/2025	22.7	22.7	23.6	0.01%
^Maruti, Inc	Accommodation	Term Loan	Prime plus 2.25%	11/25/2024	20.8	20.8	21.7	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^LABH, Inc. t/a Ramada Ltd.	Accommodation	Term Loan	Prime plus 2.25%	9/27/2024	33.4	33.4	34.7	0.01%
^Randall D. & Patricia D. Casaburi dba Pat's Pizzazz	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	3/13/2023	5.4	5.4	5.6	—%
^Gain Laxmi, Inc. dba Super 8 Motel	Accommodation	Term Loan	Prime plus 2.25%	5/31/2023	15.4	15.4	15.9	0.01%
^Naseeb Corporation	Accommodation	Term Loan	Prime plus 2.25%	3/31/2024	23.8	23.8	24.7	0.01%
^Stillwell Ave Prep School	Social Assistance	Term Loan	Prime plus 2.75%	1/14/2023	4.8	4.8	5.0	—%
^Karis, Inc.	Accommodation	Term Loan	Prime plus 2%	12/22/2023	10.7	10.7	11.0	—%
^Five Corners, Ltd.	Gasoline Stations	Term Loan	Prime plus 2.75%	12/11/2019	2.1	2.1	2.1	—%
^Alyssa Corp dba Knights Inn	Accommodation	Term Loan	Prime plus 2.25%	9/30/2023	36.9	36.9	38.1	0.01%
^Bhailal Patel dba New Falls Motel	Accommodation	Term Loan	Prime plus 2.75%	3/27/2023	2.6	2.6	2.7	—%
^Pegasus Automotive, Inc.	Gasoline Stations	Term Loan	Prime plus 2.75%	12/23/2022	7.7	7.7	8.1	—%
Delyannis Iron Works	Fabricated Metal Product Manufacturing	Term Loan	6%	12/8/2022	6.7	6.7	6.9	—%
^P. Agrino, Inc. dba Andover Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/18/2021	5.6	5.6	5.8	—%
Total Performing SBA Unguaranteed Investments					$299,677.0	$299,677.0	$311,042.0	108.02%

Non-Performing SBA Unguaranteed Investments (3) (21)
*^200 North 8th Street Associates LLC and Enchanted Acres Farm	Food Manufacturing	Term Loan	6.25%	5/4/2028	469.3	469.3	374.8	0.13%
*^A & A Auto Care LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/9/2026	10.4	10.4	4.5	—%
*^A & A Auto Care, LLC d/b/a A & A Auto Care, LLC	Repair and Maintenance	Term Loan	7.25%	8/12/2036	88.0	88.0	84.1	0.03%
*Alive Design, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/13/2027	19.3	19.3	15.2	0.01%
*^Al-Mustafa Enterprise, Inc. and Al-Mustafa Enterprise Inc	Motor Vehicle and Parts Dealers	Term Loan	6.25%	9/18/2040	34.7	34.7	16.5	0.01%
*^Amboy Group, LLC dba Tommy's Moloney's	Food Manufacturing	Term Loan	7%	6/24/2025	380.5	380.5	369.0	0.13%
*^AUM Estates, LLC and Sculpted Figures Plastic Surgery Inc.	Ambulatory Health Care Services	Term Loan	6%	3/14/2038	305.7	305.7	—	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
*^Auto Shine Carwash Inc and AKM R. Hossain and Jessica F. Masud	Gasoline Stations	Term Loan	Prime plus 2.75%	9/26/2024	15.7	15.7	13.9	—%
*AWA Fabrication & Construction, L.L.C.	Fabricated Metal Product Manufacturing	Term Loan	6%	4/30/2025	34.8	34.8	1.2	—%
*^B & J Manufacturing Corporation and Benson Realty Trust	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2%	3/30/2021	11.9	11.9	11.7	—%
*^B and J Catering Inc dba Culinary Solutions	Food Services and Drinking Places	Term Loan	7%	8/27/2040	532.9	532.9	524.7	0.18%
*Baker Sales, Inc. d/b/a Baker Sales, Inc.	Nonstore Retailers	Term Loan	6%	3/29/2036	177.4	177.4	87.5	0.03%
*^Fieldstone Quick Stop LLC, Barber Investments LLC, Thadius M B	Gasoline Stations	Term Loan	6%	9/30/2038	400.4	400.4	—	—%
*^Barber Investments LLC and Fieldstone Quickstop LLC and Maine Dollar	Gasoline Stations	Term Loan	6.25%	8/15/2039	146.3	146.3	—	—%
*^Bear Creek Entertainment LLC dba The Woods at Bear Creek	Accommodation	Term Loan	Prime plus 2.75%	8/12/2041	402.0	402.0	372.1	0.13%
*^Bear Creek Entertainment, LLC dba The Woods at Bear Creek	Accommodation	Term Loan	7.25%	12/30/2024	85.4	85.4	79.1	0.03%
*Bebos Inc dba Pizza Hut & Sunoco	Gasoline Stations	Term Loan	Prime plus 2.75%	3/28/2028	214.1	214.1	120.0	0.04%
*Bone Bar & Grill LLC	Food Services and Drinking Places	Term Loan	7%	6/30/2042	73.4	73.4	58.7	0.02%
*^Calhoun Satellite Communications Inc and Transmission Solutions Group	Broadcasting (except Internet)	Term Loan	6.75%	2/27/2025	724.2	724.2	—	—%
*Calhoun Satellite Communications, Inc.	Telecommunications	Term Loan	7%	12/2/2026	189.1	189.1	46.5	0.02%
*^Capstone Pediatrics PLLC and Capstone Healthcare Consulting LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/15/2025	556.4	556.4	315.0	0.11%
*^Carl R. Bieber, Inc. dba Bieber Tourways/Bieber Transportation/Bieber	Transit and Ground Passenger Transportation	Term Loan	7.5%	9/30/2027	573.2	573.2	547.2	0.19%
*^Central Ohio Cleaners Inc	Personal and Laundry Services	Term Loan	7%	6/13/2024	90.5	90.5	46.4	0.02%
*^Chickamauga Properties, Inc., MSW Enterprises, LLP	Amusement, Gambling, and Recreation Industries	Term Loan	6.25%	12/22/2035	59.0	59.0	56.4	0.02%
*^Chickamauga Properties, Inc. and MSW Enterprises, LLP	Amusement, Gambling, and Recreation Industries	Term Loan	6.25%	10/19/2022	43.5	43.5	41.5	0.01%
*^CLU Amboy, LLC and Amboy Group, LLC dba Tommy Moloney's	Food Manufacturing	Term Loan	7%	12/27/2023	475.7	475.7	461.2	0.16%
*^CM Lab Inc	Professional, Scientific, and Technical Services	Term Loan	6.75%	5/20/2026	166.1	166.1	141.2	0.05%
*^Colts V LLC and Nowatzke Service Center, Inc dba Nowatzke Truck & Trai	Repair and Maintenance	Term Loan	6.75%	9/26/2039	557.3	557.3	532.1	0.18%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
*^Custom Software, Inc. a Colorado Corporation dba M-33 Access	Professional, Scientific, and Technical Services	Term Loan	6.25%	6/17/2021	261.2	261.2	226.3	0.08%
*^Custom Software, Inc. a Colorado Corporation dba M-33 Access	Broadcasting (except Internet)	Term Loan	6.25%	4/30/2022	94.3	94.3	—	—%
*^D&G Capital LLC dba Miami Grill 277	Food Services and Drinking Places	Term Loan	6.5%	12/16/2025	81.2	81.2	49.2	0.02%
*^Daniel S. Fitzpatrick dba Danny's Mobile Appearance Reconditioning Ser	Repair and Maintenance	Term Loan	7%	3/29/2018	0.1	0.1	0.1	—%
*^Danjam Enterprises, LLC dba Ariel Dental Care	Ambulatory Health Care Services	Term Loan	6%	3/31/2035	126.0	126.0	122.1	0.04%
*^Danjam Enterprises, LLC dba Ariel Dental Care	Ambulatory Health Care Services	Term Loan	6%	3/29/2023	64.8	64.8	62.8	0.02%
*^Dill Street Bar and Grill Inc and WO Entertainment, Inc	Food Services and Drinking Places	Term Loan	6%	9/27/2027	78.4	78.4	9.4	—%
*^DTM Parts Supply Inc.	Merchant Wholesalers, Durable Goods	Term Loan	7%	6/2/2025	54.8	54.8	43.7	0.02%
*^E & I Holdings, LP & PA Farm Products, LLC	Food Manufacturing	Term Loan	6%	4/30/2030	4,705.2	4,824.3	2,786.1	0.97%
*^Europlast Ltd	Plastics and Rubber Products Manufacturing	Term Loan	6%	9/26/2022	313.2	313.2	22.9	0.01%
*^Europlast Ltd	Plastics and Rubber Products Manufacturing	Term Loan	6%	5/31/2023	73.4	73.4	—	—%
*^Event Mecca LLC	Other Information Services	Term Loan	6%	4/10/2023	11.4	11.4	9.1	—%
*^EZ Towing, Inc.	Support Activities for Transportation	Term Loan	6%	1/31/2023	86.4	86.4	6.7	—%
*Farec, Inc	Amusement, Gambling, and Recreation Industries	Term Loan	7.5%	12/29/2042	275.4	275.4	220.6	0.08%
*^Galaforo Construction and Companies LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	12/15/2042	207.8	207.8	195.4	0.07%
*^Galaforo Construction LLC and Paul M Galaforo, Jr.	Construction of Buildings	Term Loan	7.5%	12/15/2027	334.0	334.0	219.8	0.08%
*^Gator Communications Group LLC dba Harvard Printing Group	Printing and Related Support Activities	Term Loan	6.25%	3/30/2022	233.5	233.5	—	—%
*^Gator Communications Group LLC dba Harvard Printing Group	Printing and Related Support Activities	Term Loan	6.25%	4/25/2022	157.8	157.8	—	—%
*^Gator Communications Group, LLC dba Harvard Printing Group	Printing and Related Support Activities	Term Loan	6.25%	3/27/2023	13.3	13.3	—	—%
*^Gino Italian American Deli and Meat Market Inc	Food and Beverage Stores	Term Loan	7%	7/25/2041	529.0	529.0	520.9	0.18%
*^Groundworks Unlimited LLC	Specialty Trade Contractors	Term Loan	6%	12/17/2023	68.8	68.8	64.7	0.02%
*^Grand Manor Realty, Inc. & Kevin LaRoe	Real Estate	Term Loan	6%	2/20/2023	19.0	19.0	18.1	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
*Guzman Group,LLC	Rental and Leasing Services	Term Loan	6%	9/30/2019	174.8	174.8	175.8	0.06%
*Harrelson Materials Management, Inc	Waste Management and Remediation Services	Term Loan	6%	6/24/2021	465.2	465.2	24.1	0.01%
*^Hartford Cardiology Group LLC and Ideal Nutrition of Connecticut LLC	Ambulatory Health Care Services	Term Loan	6.25%	6/30/2026	462.5	462.5	—	—%
*^Hascher Gabelstapler Inc	Repair and Maintenance	Term Loan	7%	3/26/2024	107.7	107.7	58.8	0.02%
*^Hemingway Custom Cabinetry LLC	Furniture and Related Product Manufacturing	Term Loan	6.5%	9/25/2025	172.9	172.9	—	—%
*^HG Ventures, Inc.	Truck Transportation	Term Loan	7.5%	3/9/2028	132.4	132.4	79.4	0.03%
*^HG Ventures, Inc. dba Diamond Head Trucking	Truck Transportation	Term Loan	7.5%	6/29/2030	971.5	971.5	942.0	0.33%
*^Home Again Restaurant LLC	Food Services and Drinking Places	Term Loan	6.25%	6/30/2040	0.4	0.4	0.4	—%
*^InformationTelevision Network Inc	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	9/22/2041	823.0	823.0	761.8	0.26%
*^J and G Group Services LLC and United Vending of Florida Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	7.25%	7/28/2026	29.6	29.6	29.1	0.01%
*^J Harris Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	5/19/2027	18.7	18.7	13.0	—%
*^J Harris Trucking, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	5/13/2026	38.1	38.1	36.3	0.01%
*^J Olson Enterprises LLC and Olson Trucking Direct, Inc.	Truck Transportation	Term Loan	6%	6/28/2025	628.4	628.4	42.7	0.01%
*^J&M Concessions, Inc.dba A-1 Liquors	Food and Beverage Stores	Term Loan	6.25%	3/3/2039	97.6	97.6	18.4	0.01%
*^J&M Concessions Inc dba A 1 Liquors	Food and Beverage Stores	Term Loan	6.5%	2/27/2025	80.0	80.0	17.9	0.01%
*^Jacksonville Beauty Institute Inc. dba Beauty Institute's	Educational Services	Term Loan	7%	10/23/2025	40.9	40.9	40.3	0.01%
*Jenny's Wunderland, Inc.	Social Assistance	Term Loan	6%	6/29/2036	98.8	98.8	15.6	0.01%
*^Juliador Resources LLC DBA Cue Hair Salon and Skin Care	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/24/2027	21.9	21.9	20.9	0.01%
*^Kantz LLC and Kantz Auto LLC dba Kantz's Hometown Auto	Motor Vehicle and Parts Dealers	Term Loan	6.25%	10/29/2039	11.1	11.1	9.8	—%
*^Kids at Heart,LLC dba Monster Mini Golf	Amusement, Gambling, and Recreation Industries	Term Loan	6.75%	9/22/2026	20.7	20.7	16.8	0.01%
*Krishna of Orangeburg, Inc.	Accommodation	Term Loan	6%	2/20/2032	10.3	10.3	5.7	—%
*^Kup's Auto Spa Inc	Repair and Maintenance	Term Loan	6.25%	11/15/2038	366.8	366.8	341.8	0.12%
*Kup’s Auto Spa, Inc.	Repair and Maintenance	Term Loan	6.25%	10/23/2025	54.7	54.7	—	—%
*^L.M. Jury Enterprises, Inc dba Midwest Monograms	Textile Product Mills	Term Loan	Prime plus 2.75%	10/28/2025	60.6	60.6	10.0	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
*^LA Diner Inc dba Loukas L A Diner	Food Services and Drinking Places	Term Loan	7.25%	9/28/2037	617.8	617.8	571.9	0.20%
*^Las Casuelas Del Este Inc.	Food Services and Drinking Places	Term Loan	7%	9/29/2041	791.6	791.6	366.2	0.13%
*^Lowgap Grocery & Grill LLC	General Merchandise Stores	Term Loan	7.25%	3/24/2041	162.5	162.5	122.2	0.04%
*^M & H Pine Straw Inc and Harris L. Maloy	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/21/2023	197.4	197.4	58.8	0.02%
*^M & H Pine Straw, Inc and Harris L. Maloy	Support Activities for Agriculture and Forestry	Term Loan	6%	4/30/2020	54.2	54.2	52.3	0.02%
*^M & H Pine Straw, Inc.and Harris Maloy	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	7/10/2020	27.4	27.4	22.2	0.01%
*^M & H Pinestraw, Inc. and Harris L. Maloy	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/15/2021	133.8	133.8	49.1	0.02%
*^M and C Renovations Inc	Construction of Buildings	Term Loan	Prime plus 2.75%	10/31/2024	11.4	11.4	7.2	—%
*^Matchless Transportation LLC dba First Class Limo	Transit and Ground Passenger Transportation	Term Loan	6.25%	8/3/2022	123.7	123.7	107.1	0.04%
*^Medeiros Holdings Inc dba Outdoor Lighting Perspectives of the Triad	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	7%	11/25/2025	19.6	19.6	12.7	—%
*^Mojo Brands Media, LLC	Broadcasting (except Internet)	Term Loan	6%	8/28/2023	725.0	725.0	341.1	0.12%
*Morris Glass and Construction Inc	Specialty Trade Contractors	Term Loan	6%	3/7/2021	465.1	465.1	106.5	0.04%
*New England Country Day School, Inc. and Thomas D. Walker	Social Assistance	Term Loan	Prime plus 2.75%	3/28/2042	340.9	340.9	325.0	0.11%
*^New Paltz Dental Care, PLLC dba Ariel Dental Care	Ambulatory Health Care Services	Term Loan	6%	6/19/2025	97.5	97.5	16.0	0.01%
*^Nowatzke Service Center Inc dba Nowatzke Truck and Trailer	Repair and Maintenance	Term Loan	7%	1/29/2026	96.9	96.9	53.3	0.02%
*Paragon Fabricators Inc, Paragon Field Services, Inc and Paragon Global	Heavy and Civil Engineering Construction	Term Loan	7%	9/28/2026	606.9	606.9	57.8	0.02%
*^Paragon Global, LLC and Paragon Fabricators Inc and Paragon Field Serv	Heavy and Civil Engineering Construction	Term Loan	7%	9/28/2041	399.1	399.1	356.7	0.12%
*^Peckett's Inc	Crop Production	Term Loan	7%	7/27/2041	219.6	219.6	169.0	0.06%
*^Pen Tex Inc dba The UPS Store	Administrative and Support Services	Term Loan	7.5%	5/20/2025	17.3	17.3	8.4	—%
*^Pooh's Corner Realty LLC and Pooh's Corner Inc	Social Assistance	Term Loan	7%	7/23/2040	100.3	100.3	95.7	0.03%
*Professional Systems, LLC and Professional Cleaning	Administrative and Support Services	Term Loan	6%	7/30/2020	131.8	131.8	4.3	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
*^RDT Enterprises LLC	Specialty Trade Contractors	Term Loan	7%	9/15/2027	136.9	136.9	79.0	0.03%
*^RDT Enterprises, L.L.C.	Specialty Trade Contractors	Term Loan	7%	11/12/2025	19.6	19.6	—	—%
*^RDT Enterprises, LLC	Specialty Trade Contractors	Term Loan	7%	12/31/2028	111.5	111.5	74.3	0.03%
*^Route 130 SCPI Holdings LLC Route 130 SCPI Operations LLC	Food Services and Drinking Places	Term Loan	6.25%	9/30/2039	279.5	279.5	155.4	0.05%
*^Scoville Plumbing & Heating Inc and Thomas P. Scoville	Specialty Trade Contractors	Term Loan	6.75%	7/25/2022	32.1	32.1	30.6	0.01%
*^SDA Holdings LLC and Les Cheveux Salon Inc	Personal and Laundry Services	Term Loan	7.5%	12/15/2040	417.7	417.7	360.2	0.13%
*^Select Propane & Fuel Inc. and Select Fuel & Convenience LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	7.5%	2/10/2030	791.5	791.5	271.5	0.09%
*Shaffer Automotive Repair, LLC	Repair and Maintenance	Term Loan	7%	5/24/2030	132.8	132.8	118.7	0.04%
*^Shane M. Howell and Buck Hardware and Garden Center, LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/27/2038	293.7	293.7	186.1	0.06%
*^Shivsakti, LLC dba Knights Inn	Accommodation	Term Loan	6.25%	12/20/2032	8.0	8.0	6.2	—%
*^Soregard Inc	Furniture and Related Product Manufacturing	Term Loan	7.5%	6/30/2041	270.5	270.5	154.1	0.05%
*^Sourceco Limited Liability Company	Merchant Wholesalers, Nondurable Goods	Term Loan	6.5%	12/17/2025	45.0	45.0	43.6	0.02%
*^Sovereign Communications LLC	Broadcasting (except Internet)	Term Loan	6.75%	2/7/2024	665.1	665.1	542.5	0.19%
*^Square Deal Siding Company,LLC dba Square Deal Siding Company	Specialty Trade Contractors	Term Loan	7.5%	6/18/2025	2.1	2.1	2.0	—%
*^STK Ventures Inc dba JP Dock Service & Supply	Specialty Trade Contractors	Term Loan	6%	5/9/2037	31.6	31.6	11.5	—%
*^Stormrider Inc dba Shirley's Stormrider Inc	Truck Transportation	Term Loan	Prime plus 2.75%	9/23/2025	50.9	50.9	40.2	0.01%
*^Stormrider Inc dba Shirley's Stormrider, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	11/25/2024	102.9	102.9	81.1	0.03%
*^Street Magic Enterprise LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	12/21/2027	86.3	86.3	15.7	0.01%
*^Street Magic Enterprise LLC dba New Lisbon Travel Mart	Gasoline Stations	Term Loan	Prime plus 2.75%	11/7/2042	419.0	419.0	387.9	0.13%
*^Suncrest Stone Products LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	7.25%	8/29/2041	638.7	638.7	272.5	0.09%
*^Suncrest Stone Products LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	8/29/2026	541.1	541.1	132.2	0.05%
*^T and B Boots Inc dba Takken's Shoes	Clothing and Clothing Accessories Stores	Term Loan	7%	3/31/2025	23.0	23.0	21.1	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
*^T and B Boots Inc dba Takken's Shoes	Clothing and Clothing Accessories Stores	Term Loan	7.25%	6/17/2026	204.5	204.5	—	—%
*T and B Boots Inc dba Takken's Shoes	Clothing and Clothing Accessories Stores	Term Loan	7.25%	12/7/2026	95.2	95.2	93.7	0.03%
*^Tannehill Enterprises Inc dba Hobbytown USA Folsom	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	7.75%	10/14/2025	71.1	71.1	45.0	0.02%
*^The Delon Group LLC dba I Love Juice Bar	Food Services and Drinking Places	Term Loan	7%	5/12/2026	19.3	19.3	19.0	0.01%
*^Tim's Tire & Automotive Center, LLC	Support Activities for Transportation	Term Loan	7%	8/16/2026	544.1	544.1	131.4	0.05%
*^The Woods at Bear Creek LLC and Bear Creek Entertainment LLC dba The	Accommodation	Term Loan	7%	9/29/2039	489.6	489.6	453.2	0.16%
*^Thomas P. Scoville dba Scoville Plumbing & Heating, Inc.	Specialty Trade Contractors	Term Loan	6.75%	11/16/2021	33.6	33.6	32.1	0.01%
*Transmission Solutions Group, Inc. and Calhoun Satellite Communicatio	Telecommunications	Term Loan	7%	12/2/2041	141.3	141.3	76.7	0.03%
*^Tri-State Remodeling & Investments, LLC	Specialty Trade Contractors	Term Loan	7.5%	12/11/2025	13.3	13.3	12.1	—%
*^Vision Automotive LLC dba Vision Chrysler Jeep Dodge Ram of Defiance	Motor Vehicle and Parts Dealers	Term Loan	7.5%	9/29/2029	620.1	620.1	322.0	0.11%
*^Vision Collision Center LLC dba Integrity Auto Body & Vision Automotive	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/21/2027	399.2	399.2	19.9	0.01%
*^Webb Eye Associates, PA	Ambulatory Health Care Services	Term Loan	7.25%	7/19/2027	71.2	71.2	39.5	0.01%
*^Wilban LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/11/2026	93.2	93.2	86.3	0.03%
*^Wilban LLC	Food Services and Drinking Places	Term Loan	7.25%	3/28/2039	402.7	402.7	289.8	0.10%
*Work of Heart Inc dba Little Nest Portraits	Professional, Scientific, and Technical Services	Term Loan	7.5%	1/10/2028	5.2	5.2	5.1	—%
*^Work of Heart Inc dba Little Nest Portraits	Professional, Scientific, and Technical Services	Term Loan	7.5%	7/28/2027	48.6	48.6	47.8	0.02%
*^Zephyr Seven Series LLC dba 18/8 Fine Men's Salon	Personal and Laundry Services	Term Loan	7.5%	8/28/2025	67.2	67.2	—	—%
Total Non-Performing Unguaranteed SBA Investments					$33,273.5	$33,392.6	$19,122.5	6.64%

Total Unguaranteed SBA Investments					$332,950.5	$333,069.6	$330,164.5	114.67%

Performing SBA Guaranteed Investments (4)

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Morrocco Method, Inc	Chemical Manufacturing	Term Loan	Prime plus 2.75%	12/27/2042	2,558.2	2,558.2	2,753.9	0.96%
L&M Equipment, Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/14/2043	3,750.0	3,750.0	4,143.8	1.44%
Paramount Dance Studios Inc. and Homestead Dance Supply	Educational Services	Term Loan	Prime plus 2.75%	5/14/2043	1,191.7	1,191.7	1,323.4	0.46%
Play4Fun dba Luv 2 Play	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/7/2028	453.4	453.4	486.2	0.17%
Unpainted Arizona, LLC dba Westside Bowl	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/7/2043	245.9	245.9	274.1	0.10%
Lou & Choo Enterprises Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/28/2043	101.4	101.4	113.1	0.04%
Metropolitan Solutions Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/30/2043	109.1	109.1	121.3	0.04%
Kneading Dough LLC dba NY Bagel Cafe & Deli	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/23/2028	102.5	102.5	110.8	0.04%
Olmsted LLC and 626 Van LLC dba Maison Yaki	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/1/2028	500.0	500.0	540.4	0.19%
Broadalbin Properties LLC dba Broadalbin Hotel & 1854 Pub & Eatery	Accommodation	Term Loan	Prime plus 2.75%	10/25/2043	470.6	470.6	524.1	0.18%
Starship, LLC dba Tint World Smyrna	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/25/2043	260.3	260.3	289.3	0.10%
P & M Entertainment, LLC dba Luv 2 Play	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/10/2028	318.8	318.8	342.2	0.12%
SSMV LLC dba Burgerim	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/30/2028	172.6	172.6	185.3	0.06%
^AVM LLC dba Luv 2 Play	Social Assistance	Term Loan	Prime plus 2.75%	6/1/2028	78.2	78.2	84.3	0.03%
Hardway Inc and A F C Leasing, Inc	Rental and Leasing Services	Term Loan	Prime plus 2.75%	6/6/2028	146.1	146.1	157.5	0.05%
Surya Hotel LLC dba Hotel Royal	Accommodation	Term Loan	Prime plus 2.75%	6/21/2028	167.9	167.9	181.0	0.06%
Bio-Haz Solutions, Inc.	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/29/2043	848.0	848.0	944.5	0.33%
Bio-Haz Solutions, Inc	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/29/2028	335.9	335.9	362.1	0.13%
Daily Juice LLC dba Clean Juice	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/23/2028	162.3	162.3	175.9	0.06%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Nichols Stephens Funeral & Cremation Services Ltd	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/31/2043	239.3	239.3	266.8	0.09%
Alma Jacobsen,ODD Family Eye Care & Contact Lens LLC	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	8/3/2028	123.7	123.7	134.0	0.05%
Pamletics LLC dba F45	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/14/2028	94.7	94.7	102.7	0.04%
Geo Tek Alaska, Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/17/2043	170.3	170.3	189.9	0.07%
National Stone LTD and NSI Group Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	8/31/2044	405.3	405.3	449.4	0.16%
Amaka Consulting LLC dba Donut Minis	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/7/2028	105.4	105.4	114.2	0.04%
TPE Midstream LLC, Dasahm Company, S & S Ventures LLC and TPE Supply L	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/13/2028	392.3	392.3	425.0	0.15%
Blue Seven, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/27/2028	61.5	61.5	66.6	0.02%
Total SBA Guaranteed Performing Investments					$13,565.4	$13,565.4	$14,861.6	5.16%

Total SBA Unguaranteed and Guaranteed Investments					$346,515.9	$346,635.0	$345,026.1	119.83%

Controlled Investments (5) (21)
*Advanced Cyber Security Systems, LLC (6), (19)	Data processing, hosting and related services.	50% Membership Interest	—%	—	—	—	—	—%
		Term Loan	3%	December 2014	381.0	381.0	—	—%
*Automated Merchant Services, Inc. (7), (19)	Data processing, hosting and related services.	100% Common Stock	—%	—	—	—	—	—%
CDS Business Services, Inc. (8)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Common Stock	—%	—	—	4,428.0	5,000.0	1.74%
		Line of Credit	Prime plus 2.5%	August 2020	5,000.0	5,000.0	5,000.0	1.74%
		Term Loan	10%	April 2020	1,000.0	1,000.0	1,000.0	0.35%
*Newtek Technology Solutions, Inc. (11)	Data processing, hosting and related services.	100% Common Stock	—%	—	—	8,384.0	9,000.0	3.13%
*Newtek Insurance Agency, LLC (13)	Insurance Carriers and Related Activities	100% Membership Interest	—%	—	—	135.0	2,215.0	0.77%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
*PMTWorks Payroll, LLC (9)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	1,006.1	—	—%
		Term Loan	10%-12%	Various maturities through May 2020	2,685.0	2,685.0	—	—%
Small Business Lending, LLC (12), (19)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	—	2,100.0	0.73%
*ADR Partners, LLC dba banc-serv Partners, LLC (12)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	6,368.3	1,200.4	0.42%
Premier Payments LLC (11)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	16,438.0	23,000.0	7.99%
International Professional Marketing, Inc. (16)	Professional, Scientific, and Technical Services	100% Common Stock	—%	—	—	4,000.0	3,300.0	1.15%
		Line of Credit	Prime plus 0.5%	April 2019	400.0	400.0	400.0	0.14%
SIDCO, LLC (16)	Professional, Scientific, and Technical Services	100% Membership Interest	—%	—	—	7,119.7	7,819.7	2.72%
		Line of Credit	Prime plus 0.5%	July 2019	350.0	350.0	350.0	0.12%
Universal Processing Services of Wisconsin, LLC (11) (19)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	—	89,500.0	31.08%
Mobil Money, LLC (17)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	3,000.0	3,000.0	1.04%
Newtek Business Lending, LLC (10)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	11,575.0	14,575.0	5.06%
Titanium Asset Management, LLC (14)	Administrative and Support Services	Term Loan	3%	December 2018	193.9	193.9	—	—%
		100% Membership Interest	—%	—	—	—	—	—%
Excel WebSolutions, LLC (15)	Data processing, hosting and related services.	Term Loan	10%	September 2020	159.2	159.2	—	—%
		50% Membership Interest	—%	—	—	—	—	—%
Total Controlled Investments					$10,169.1	$72,623.2	$167,460.1	58.16%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2018 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Non-Control/Affiliate Investments (21)
EMCAP Loan Holdings, LLC (18) (23)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	6.04% Membership Interest	—%	—	$—	$1,000.0	$1,000.0	0.35%

Investments in Money Market Funds
UBS Select Treasury Institutional Fund - 1.84% yield					$9.3	$9.3	$9.3	—%

Total Investments					$356,694.3	$420,267.5	$513,495.5	178.34%

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
(2) Prime Rate is equal to 5.25% as of September 30, 2018.
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

See accompanying notes to unaudited condensed consolidated financial statements.

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
(23) Restricted security initially obtained on April 25, 2018.
(24) Under the Investment Company Act of 1940, as amended, the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. At September 30, 2018, 4.4% of total assets are non-qualifying assets.

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Performing SBA Unguaranteed Investments (1)
Farec, Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/29/2042	$281.2	$281.2	$286.1	0.10%
Best Choice Meats, Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/29/2027	65.0	65.0	65.1	0.02%
Social Link LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/29/2027	11.3	11.3	9.8	—%
Morrocco Method, Inc	Chemical Manufacturing	Term Loan	Prime plus 2.75%	12/27/2042	861.3	861.3	876.0	0.31%
Anglin Cultured Stone Products LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	12/27/2042	643.8	643.8	623.7	0.22%
Landmark Ventures USA Inc	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	12/22/2027	62.5	62.5	54.3	0.02%
^Salida Family Chiropractic-PPLC dba Salida Sport and Spine	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/22/2027	12.0	12.0	10.4	—%
^Lab Partner, LLC and Beechtree Diagnostics, LLP and Cottonwood Diagnostics	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/22/2027	778.3	778.3	685.7	0.25%
^TrialHawk Litigation Group LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/22/2027	15.8	15.8	13.7	—%
Gorilla Warfare LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/22/2027	22.5	22.5	20.4	0.01%
^Advance Case Parts Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/22/2027	50.0	50.0	47.3	0.02%
Muckamuck Trucks, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	12/22/2027	13.8	13.8	13.0	—%
O'Rourke's Diner, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/22/2027	3.8	3.8	3.6	—%
^Dudeck Enterprise LLC dba Detail Garage Las Vegas	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/22/2027	16.1	16.1	16.4	0.01%
Driven Warehouse/Distribution LLC	Truck Transportation	Term Loan	Prime plus 2.75%	12/22/2027	750.0	750.0	652.1	0.23%
Bisson Transportation Inc	Truck Transportation	Term Loan	Prime plus 2.75%	12/22/2027	75.0	75.0	72.6	0.03%
Anderson Farms Inc	Truck Transportation	Term Loan	Prime plus 2.75%	12/22/2027	1,250.0	1,250.0	1,098.6	0.39%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Medical Plaza of Boro Park PC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/22/2027	62.5	62.5	54.3	0.02%
Jacliff Investments Inc	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	12/22/2027	50.0	50.0	43.5	0.02%
^Street Magic Enterprise LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	12/21/2027	87.8	87.8	84.2	0.03%
^Tropical Stone LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/21/2027	187.5	187.5	191.8	0.07%
Ameco Forest Products LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/21/2027	175.0	175.0	179.0	0.06%
DHD Enterprise LLC dba Edible Arrangements #1699	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/21/2027	8.4	8.4	8.1	—%
^Blue Lagoon Resort, LLC dba Hill View Cottages	Accommodation	Term Loan	Prime plus 2.75%	12/21/2042	188.8	188.8	201.1	0.07%
^CT Auto Spa LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/21/2027	215.6	215.6	216.2	0.08%
^DBMS Consulting, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/20/2027	75.0	75.0	70.9	0.03%
^Auto Excellance of Fort Myers Inc.	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/19/2042	106.3	106.3	113.2	0.04%
^CZAR Industries, Inc.	Machinery Manufacturing	Term Loan	Prime plus 2.75%	12/19/2027	262.5	262.5	243.1	0.09%
Best Quality Home Care LLC	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	12/19/2027	8.0	8.0	6.9	—%
^Dr. Richard R. Rolle, Jr., PLLC dba Rolle Oral & Facial Surgery	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/18/2027	125.0	125.0	117.3	0.04%
Neville Galvanizing, Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2042	625.0	625.0	626.2	0.22%
^Ocean Trans LLC & Dehal Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	12/15/2042	610.0	610.0	591.6	0.21%
^1-0 Granny's Helpful Hands, LLC	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	12/15/2027	22.5	22.5	19.7	0.01%
^Galaforo Construction and Companies LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	12/15/2042	208.5	208.5	212.3	0.08%
^Crystal II Auto Glass Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/15/2027	15.0	15.0	13.1	—%
Demand Printing Solutions Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	12/15/2027	17.7	17.7	16.6	0.01%
^Galaforo Construction LLC and Paul M Galaforo, Jr.	Construction of Buildings	Term Loan	Prime plus 2.75%	12/15/2027	337.5	337.5	293.5	0.11%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Legion Bowl, Inc & Legion Pub Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/15/2042	333.6	333.6	355.5	0.13%
^Montessori Community School	Social Assistance	Term Loan	Prime plus 2.75%	12/15/2027	62.5	62.5	58.6	0.02%
^Capital Containers LLC	Truck Transportation	Term Loan	Prime plus 2.75%	12/15/2027	22.5	22.5	20.0	0.01%
^JMD Aviation Holdings, LLC	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/15/2027	500.0	500.0	498.0	0.18%
^Peanut Butter & Co., Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/15/2027	225.0	225.0	195.6	0.07%
Royalty Freight Inc	Truck Transportation	Term Loan	Prime plus 2.75%	12/14/2027	668.8	668.8	581.5	0.21%
^KR Calvert & Co, LLC	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	12/14/2027	468.0	468.0	408.6	0.15%
^Atlas Geo-Constructors, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/14/2027	304.0	304.0	290.0	0.10%
^LP Industries Inc. dba Childforms	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	12/14/2027	75.0	75.0	72.1	0.03%
Beale Street Blues Company Inc.dba Beatle Street Blues Company, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/14/2027	968.8	968.8	849.1	0.31%
^Hana Pastries Enterprises LLC dba Hana Kitchens, Hana Pastries, Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	12/14/2027	96.5	96.5	94.3	0.03%
^AADJ Empire Inc and AADJ Galaxy Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/14/2042	181.3	181.3	179.0	0.06%
^Heung Kyun Im	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/14/2027	15.5	15.5	13.4	—%
^Barcade Holdings, LLC ,Barcade LLC,& Barcade New Haven LLC	Management of Companies and Enterprises	Term Loan	Prime plus 2.75%	12/14/2027	125.0	125.0	109.7	0.04%
^Hardway Inc & AFC Leasing Inc	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/13/2027	937.5	937.5	815.2	0.29%
^Nichols Fire and Security LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/13/2042	87.5	87.5	88.3	0.03%
Polymer Dynamics, Inc and Carl Bent	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/12/2027	72.5	72.5	73.2	0.03%
^LPB Property Management Inc dba Wilderness View Cabins & Ellijay Cabin	Real Estate	Term Loan	Prime plus 2.75%	12/12/2042	100.0	100.0	105.9	0.04%
A-1 Van Services Inc	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	12/12/2027	719.8	719.8	690.0	0.25%
^Clore Construction LLC	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	12/12/2027	462.5	462.5	437.6	0.16%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Sky Way Enterprises, Inc, A-Liner-8-Aviation, Inc, Kissimmee Aviation	Air Transportation	Term Loan	Prime plus 2.75%	12/12/2027	500.0	500.0	434.8	0.16%
^Jai Ganeshai LLC, Mahiveera 1 LLC, Mahiveera 2 LLC & KSVP LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	12/12/2027	50.0	50.0	43.5	0.02%
^Big Picture Group LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/12/2027	375.0	375.0	339.7	0.12%
^The Ohio Valley Group Inc dba Ohio Valley Landscapes & Design	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/12/2027	15.0	15.0	13.5	—%
^Clear Sound Communications, Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/8/2027	3.8	3.8	3.3	—%
^AV Strategy Inc	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/8/2027	442.5	442.5	410.7	0.15%
^JVLS LLC dba Vaccines 2 Go	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/7/2027	15.0	15.0	13.0	—%
^Kim Howard Corp dba NPN Machine Tools	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/7/2042	575.0	575.0	609.8	0.22%
^IHC Hardware Inc.	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/6/2042	100.0	100.0	97.5	0.04%
^Earth First Recycling LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/6/2027	75.0	75.0	74.3	0.03%
^ODS Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/6/2027	49.0	49.0	45.0	0.02%
^Driven Powersports, Inc	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/6/2027	87.5	87.5	76.1	0.03%
^Affordable Auto Transport LLC	Truck Transportation	Term Loan	Prime plus 2.75%	12/5/2027	7.5	7.5	6.8	—%
^Healthcare Interventions, Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/4/2027	15.0	15.0	13.0	—%
Oil Palace, Inc.	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/4/2042	818.4	818.4	872.1	0.31%
^PS Camping Inc.	Accommodation	Term Loan	Prime plus 2.75%	12/1/2027	19.7	19.7	19.7	0.01%
^Linda Jean Howard Riley dba The Rusty Bolt Gift Shop	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/1/2042	21.0	21.0	22.4	0.01%
^Salud Bar & Grill LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/1/2027	56.3	56.3	49.2	0.02%
Utara LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/1/2027	6.4	6.4	6.6	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Square 1 Partners, LLC	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	12/1/2027	62.5	62.5	54.3	0.02%
^Fortress Verve Inc, Maurice R. Margules and Antonie C. Reinhard	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	11/30/2027	131.3	131.3	129.2	0.05%
^Frontier Sand LLC	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	11/30/2027	500.0	500.0	487.9	0.18%
^WTI Distribution Inc	Support Activities for Transportation	Term Loan	Prime plus 2.75%	11/30/2027	40.0	40.0	37.5	0.01%
^Create- A- Stitch, Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/30/2042	87.5	87.5	91.8	0.03%
^J. Venture Holdings, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/30/2027	12.5	12.5	12.7	—%
^Skin Beauty Bar Inc. and Tameka J. Mathis	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/30/2027	9.0	9.0	8.1	—%
^Clearwater Transportation LTD dba Thrifty Car Rental, Dollar Rent A Car	Rental and Leasing Services	Term Loan	Prime plus 2.75%	11/29/2027	172.5	172.5	153.3	0.06%
^Our Playhouse Preschool, LLC	Social Assistance	Term Loan	Prime plus 2.75%	11/29/2042	235.0	235.0	250.4	0.09%
^OPH Lexington, Inc	Social Assistance	Term Loan	Prime plus 2.75%	11/29/2042	193.8	193.8	206.5	0.07%
Amped Coffee Company LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/28/2027	3.8	3.8	3.8	—%
Beacon Brewing LLC and C' Sons, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/27/2042	50.4	50.4	53.7	0.02%
^JMD Corporation dba Dart's True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/22/2027	18.8	18.8	17.6	0.01%
^Webtez Inc dba Mod Vans	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/22/2027	70.0	70.0	61.2	0.02%
^Step Up Academy of the Arts, LLC	Educational Services	Term Loan	Prime plus 2.75%	11/22/2027	15.8	15.8	13.7	—%
PB Market LLC dba Pure Barre	Educational Services	Term Loan	Prime plus 2.75%	11/21/2027	108.5	108.5	94.5	0.03%
^Cali Fit Meals	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/21/2027	22.5	22.5	21.1	0.01%
^Vision Collision Center LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/21/2027	408.8	408.8	380.1	0.14%
^Grumpy's Restaurant Company, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/21/2027	71.1	71.1	62.0	0.02%
^Glencadia Corporation	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/21/2027	3.8	3.8	3.3	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^B Lam LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/20/2042	181.3	181.3	188.1	0.07%
N Transport LLC	Truck Transportation	Term Loan	Prime plus 2.75%	11/20/2027	410.0	410.0	356.5	0.13%
N Transport LLC	Truck Transportation	Term Loan	Prime plus 2.75%	11/20/2042	176.3	176.3	160.8	0.06%
^TPE Midstream LLC, Dasham Company dba Sahm Co & S & S Ventures Inc.	Rental and Leasing Services	Term Loan	Prime plus 2.75%	11/17/2027	189.1	189.1	180.9	0.06%
^Maya Motel, LLC dba Town House Motel	Accommodation	Term Loan	Prime plus 2.75%	11/17/2042	57.0	57.0	60.7	0.02%
^Southern Specialty Contractor, LLC & Ronald David Holbrook Jr.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/17/2027	53.0	53.0	46.5	0.02%
^SSI Refrigerated Express Inc. and Robert M Stallone	Truck Transportation	Term Loan	Prime plus 2.75%	11/17/2027	64.0	64.0	56.9	0.02%
^Jacob's Towing, Inc.	Support Activities for Transportation	Term Loan	Prime plus 2.75%	11/17/2027	50.0	50.0	45.5	0.02%
^Ian Winterbotham dba Furnishing America	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	11/17/2027	253.9	253.9	220.8	0.08%
^H & H Hotshot Services, Inc.	Couriers and Messengers	Term Loan	Prime plus 2.75%	11/16/2027	70.0	70.0	63.5	0.02%
Murf & Sons LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/16/2027	60.1	60.1	55.1	0.02%
^J R Wholesale Tires & Auto Center, LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/15/2042	13.5	13.5	14.4	0.01%
^Marcaco LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	11/15/2042	677.5	677.5	701.0	0.25%
^Auto Rx LLC,J&P Auto Repair Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/15/2042	196.3	196.3	207.2	0.07%
Paramount Dance Studios Inc. and Homestead Dance Supply	Educational Services	Term Loan	Prime plus 2.75%	5/14/2043	216.0	216.0	229.7	0.08%
^GFA International Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/13/2027	93.8	93.8	95.9	0.03%
^Wing King at the Gardens LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/10/2027	9.8	9.8	8.5	—%
^Linqserv Inc.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	11/9/2027	617.5	617.5	581.9	0.21%
^Bobcatt Solutions, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/8/2027	95.0	95.0	88.8	0.03%
^Hofgard & Co, Inc dba Hofgard Benefits and James Marsh	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	11/8/2027	14.9	14.9	13.0	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^JNP Delivery Inc	Couriers and Messengers	Term Loan	Prime plus 2.75%	11/7/2027	112.5	112.5	104.0	0.04%
^Street Magic Enterprise LLC dba New Lisbon Travel Mart	Gasoline Stations	Term Loan	Prime plus 2.75%	11/7/2042	420.0	420.0	428.8	0.15%
^His Loving Hands Christian Academy, Inc.	Social Assistance	Term Loan	Prime plus 2.75%	11/6/2042	91.8	91.8	95.2	0.03%
^S & S Auto Body Shop Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/3/2042	165.0	165.0	173.8	0.06%
^Sterling Campbell Insurance Agency, Inc	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	11/3/2027	7.5	7.5	6.5	—%
^Top Quality Dent Service LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/2/2027	6.0	6.0	5.2	—%
^American Reclamation LLC	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	11/1/2027	7.5	7.5	7.3	—%
^ Edge Studios Inc Radiant Yoga LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/1/2027	66.3	66.3	58.9	0.02%
Berza TLG,LLC dba The Little Gym of Lake Charles	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/31/2027	24.3	24.3	21.9	0.01%
^Rachael Reel dba Rachel Reel Insurance Age	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	10/31/2027	7.5	7.5	6.5	—%
^The Five Lakes LLC	Educational Services	Term Loan	Prime plus 2.75%	10/30/2042	474.4	474.4	505.5	0.18%
^Die Hard Used Car Sales	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/30/2042	56.2	56.2	59.9	0.02%
^Hip Hop Style Inc dba Serene Haven	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/27/2027	16.5	16.5	14.8	0.01%
^Blue Eagle Transport Inc , Golden Eagle Transport, Inc & Green Eagle Transport	Couriers and Messengers	Term Loan	Prime plus 2.75%	10/27/2027	37.3	37.3	33.4	0.01%
^Sage Oil LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	10/27/2027	9.9	9.9	8.8	—%
^Ashore Ventures Inc dba PuroClean Professional Restoration	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/27/2027	14.5	14.5	12.9	—%
^Cardinal Homes, Inc	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	10/27/2027	108.8	108.8	110.9	0.04%
^Suzie LLC dba Tony D's Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/25/2042	87.4	87.4	91.6	0.03%
^White Walker LLC dba Frenchette	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/25/2027	276.6	276.6	282.9	0.10%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Grand Blanc Lanes, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/25/2027	14.9	14.9	15.3	0.01%
^Schafer Fisheries Inc	Food Manufacturing	Term Loan	Prime plus 2.75%	10/25/2027	34.9	34.9	35.7	0.01%
^The Jig, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/24/2042	75.7	75.7	78.0	0.03%
^Action Physical Therapy Yoga and Wellness Center Inc.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/24/2027	22.4	22.4	21.6	0.01%
^Florida Apnea Diagnostics LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/20/2027	155.3	155.3	137.6	0.05%
^Berens & Miller P. A.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/19/2027	149.1	149.1	129.7	0.05%
^Alpha Auto Sales, LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/19/2027	79.5	79.5	81.3	0.03%
^Island Refrigeration & AC Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/18/2042	141.5	141.5	143.6	0.05%
Looky Enterprises, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/18/2027	17.2	17.2	16.5	0.01%
^H and K Dry Cleaning LLC, Quintero Shopping Center LLC, Aqua Laundry	Electronics and Appliance Stores	Term Loan	7.75%	10/17/2042	66.8	66.8	71.2	0.03%
^Blueridge Armor LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	10/17/2027	8.2	8.2	7.6	—%
^Albas Bar & Grill LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/13/2042	44.9	44.9	44.0	0.02%
^Cortez Landscaping, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/13/2027	19.1	19.1	17.6	0.01%
^Crawfordsville Fitness LLC dba Planet Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/13/2027	123.4	123.4	110.1	0.04%
^On Call Services LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	10/13/2027	17.9	17.9	18.3	0.01%
^JD Ventures LLC and JD Roof Co LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/12/2027	22.4	22.4	19.9	0.01%
Pro Anderson, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/11/2027	19.3	19.3	17.5	0.01%
^Sandbox Ventures LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/11/2027	18.6	18.6	18.1	0.01%
^Eye Optique Inc.	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	10/5/2027	14.9	14.9	13.0	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Ains Holding Company LLC	Management of Companies and Enterprises	Term Loan	Prime plus 2.75%	10/2/2027	80.8	80.8	72.1	0.03%
^Becky Lou Corp dba Rent A Center	Rental and Leasing Services	Term Loan	Prime plus 2.75%	10/2/2027	90.7	90.7	83.8	0.03%
^Dan Cline Transport Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	9/29/2030	997.5	997.5	895.7	0.32%
^Lone Star Hardware and Home Decor, LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/29/2027	71.7	71.7	62.6	0.02%
^Threads of Time LLC	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	9/29/2042	137.2	137.2	137.7	0.05%
^Miechella Suzette Decker	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/29/2042	99.8	99.8	106.2	0.04%
^Harco Metal Products Inc	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	9/29/2042	490.8	490.8	474.1	0.17%
^Chicago American Manufacturing LLC, Dockside Steel Processing, LLC	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/29/2042	1,249.3	1,249.3	1,276.6	0.46%
^Sashshel Corporation	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/29/2042	212.0	212.0	225.8	0.08%
^Dr Richard Rolle JR, PLLC dba Rolle Oral & Facial Surgery PLLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/29/2042	873.9	873.9	871.8	0.31%
^Cagwin Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	9/29/2042	324.2	324.2	339.1	0.12%
^Pets A Go Go LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/28/2042	197.6	197.6	204.1	0.07%
^Rhode Island Tennis Management LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2042	548.6	548.6	549.6	0.20%
^Moreno Brother's Inc.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/28/2027	14.8	14.8	12.9	—%
^National Media Services, Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/28/2027	18.5	18.5	16.1	0.01%
^Rhode Island Tennis Management LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2042	382.0	382.0	382.8	0.14%
^Nicholson Lumber Co Inc.	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/28/2030	213.3	213.3	211.4	0.08%
^Complete Care IT LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/27/2027	14.6	14.6	12.7	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Technologist Inc	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/27/2027	429.4	429.4	410.0	0.15%
^Rollins Construction & Trucking LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	9/26/2027	337.2	337.2	330.4	0.12%
^Inspirations Food Design, Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/26/2042	464.9	464.9	472.1	0.17%
^JPS Arthur Kill Rd Bakery Corp dba Aunt Butches of Brooklyn	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/22/2027	22.2	22.2	19.5	0.01%
^KB Waterjet Cutting LLC	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/22/2027	10.1	10.1	9.2	—%
^Magnation Corporation	Utilities	Term Loan	Prime plus 2.75%	9/22/2027	49.4	49.4	50.5	0.02%
^Sallee Pro-Custom Fabrication Shop LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/21/2027	8.9	8.9	9.1	—%
^Excel, RP Inc.	Machinery Manufacturing	Term Loan	Prime plus 2.75%	9/20/2027	98.8	98.8	91.8	0.03%
^Denek Contracting Inc and Denek Leasing LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/20/2042	209.5	209.5	223.1	0.08%
^Max Home Deliveries, Inc	Couriers and Messengers	Term Loan	Prime plus 2.75%	9/20/2027	79.8	79.8	73.5	0.03%
CR Park Incorporated dba Define Body and Mind	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/20/2027	47.6	47.6	44.4	0.02%
^Sound Manufacturing, Inc. & Monster Power Equipment, Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/20/2027	197.8	197.8	188.3	0.07%
^Alpha Preparatory Academy LLC	Social Assistance	Term Loan	Prime plus 2.75%	9/20/2042	162.1	162.1	162.0	0.06%
^Montessori Community School	Social Assistance	Term Loan	Prime plus 2.75%	9/20/2042	390.8	390.8	384.2	0.14%
^Alexander Pierce Corporation	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/20/2042	623.4	623.4	626.8	0.23%
^NY Tent LLC & NY Tent Parent, LLC dba Tent Company of New York	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/20/2027	1,015.5	1,015.5	974.1	0.35%
^Imagine By Carleen, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/20/2027	7.4	7.4	7.2	—%
^Commonwealth Diagnostics International, Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/20/2027	1,250.0	1,250.0	1,277.5	0.46%
^Venus Pizza, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/20/2042	91.0	91.0	96.9	0.03%
^Insight Diagnostic Technologist Services	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/20/2027	299.4	299.4	270.7	0.10%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^CIS Big Dog, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/19/2027	60.5	60.5	60.8	0.02%
^Stone's Construction and Remodeling, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/19/2027	5.2	5.2	4.5	—%
^Party By Design Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/18/2042	1,203.7	1,203.7	1,199.5	0.43%
^Li Family Spokane LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/15/2042	383.5	383.5	398.4	0.14%
^SD Kickboxing LLC dba CKO Kickboxing Dan Diego	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/15/2027	39.5	39.5	35.9	0.01%
^Clark Realty LLC	Real Estate	Term Loan	Prime plus 2.75%	9/15/2027	61.8	61.8	57.0	0.02%
^Inglis Food Mart Inc.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/15/2027	22.2	22.2	22.2	0.01%
^Clinton Food Market LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	9/15/2042	262.2	262.2	264.4	0.09%
^Tarleton & Family Landscaping, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/15/2027	82.8	82.8	74.3	0.03%
^Alaska Motor Home Inc	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/13/2027	327.6	327.6	284.6	0.10%
^Fox Valley Rentals & Investments, LLC	Food Services and Drinking Places	Term Loan	Prime plus 3.75%	9/13/2027	7.4	7.4	7.5	—%
^Nails By Mercede LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/13/2027	14.1	14.1	13.2	—%
^Town & Country Transportation Co. and Popco, LLC.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/12/2042	168.3	168.3	179.3	0.06%
^Rajbai Maa Inc. dba Nara Lounge	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/12/2042	387.1	387.1	378.7	0.14%
^Morgan Lynn Kerstetter dba Catherine School of Dance	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/11/2027	7.4	7.4	7.6	—%
^Health & Performance Center, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/11/2027	20.2	20.2	17.5	0.01%
^Foxtail, LLC and Tottly New Services Corp	Social Assistance	Term Loan	Prime plus 2.75%	9/8/2042	290.5	290.5	294.0	0.11%
^Desert Ribs, LLC and Famous Charlie, LLC and Famous Freddie, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/8/2042	1,250.0	1,250.0	1,191.0	0.43%
^Echelon Planning Group, LLC dba Echelon Financial Services	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	9/8/2027	7.4	7.4	7.3	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Crazy Beatz Productions LLC	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 3.75%	9/7/2027	5.3	5.3	4.9	—%
^South Fulton Landscape & Nursery, Inc.	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/7/2042	99.8	99.8	106.2	0.04%
^Dreaming Big Learning Center Inc	Social Assistance	Term Loan	Prime plus 2.75%	9/5/2042	367.8	367.8	371.9	0.13%
^Big Coop's Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	9/1/2027	98.8	98.8	93.4	0.03%
^Blue Eagle Transport Inc, Greeneagle Transport Inc & Golden Eagle Transport	Couriers and Messengers	Term Loan	Prime plus 2.75%	8/31/2027	376.7	376.7	336.9	0.12%
^Evernook Valley Milk LLC	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	8/31/2042	640.1	640.1	643.7	0.23%
^Bark Life, Inc.	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	8/31/2027	22.1	22.1	19.2	0.01%
^The Pink Alli, LLC dba The Alli	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	8/30/2027	17.7	17.7	15.9	0.01%
^Busby Outdoor LLC	Real Estate	Term Loan	Prime plus 2.75%	8/29/2042	697.4	697.4	636.6	0.23%
^Busby Outdoor LLC	Real Estate	Term Loan	Prime plus 2.75%	8/29/2042	547.9	547.9	500.2	0.18%
^Parlay Disributors LLC	Educational Services	Term Loan	Prime plus 2.75%	8/25/2027	110.5	110.5	97.5	0.04%
^Lake County Tow LLC	Support Activities for Transportation	Term Loan	Prime plus 2.75%	8/25/2042	87.2	87.2	87.6	0.03%
^InUSA Ventures Inc dba InUSA Services	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	8/24/2027	24.6	24.6	21.3	0.01%
^Genuine Ventures LLC and Seaweed Ventures LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/24/2030	551.0	551.0	519.3	0.19%
^R & R Strength & Conditioning Corp dba Crossfit Light House Point	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/23/2042	82.2	82.2	87.5	0.03%
^Delicias de Minas Restaurant, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/22/2027	203.0	203.0	199.5	0.07%
^The Holder Grooup LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/22/2027	7.4	7.4	6.4	—%
^L&V Auto Sales, Inc.	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	8/21/2027	17.7	17.7	18.1	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^M.E. Interiors LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/21/2027	16.2	16.2	14.1	0.01%
^Damiano Global Corp	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/21/2027	22.1	22.1	20.9	0.01%
^Tier1Solutions, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/18/2027	18.4	18.4	16.6	0.01%
^Tony Herring & Associates, Inc	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	8/17/2027	7.4	7.4	6.4	—%
^Chester's World Enterprise LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/16/2027	22.1	22.1	20.1	0.01%
^D'Amato & Sons Construction, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/11/2027	8.1	8.1	7.4	—%
^HTP LLC dba Hot Tomatoes Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/11/2027	11.1	11.1	10.4	—%
^Roundhay Partners LLC and Roundhay Farming LLC	Crop Production	Term Loan	Prime plus 2.75%	8/8/2042	909.1	909.1	837.7	0.30%
^Splashlight LLC, Splashlight Photographic and Digital Studios, LLC	Management of Companies and Enterprises	Term Loan	Prime plus 2.75%	8/7/2027	491.2	491.2	442.3	0.16%
^L & J Corporate Services Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/4/2027	7.3	7.3	6.4	—%
^Furniture Masters Limited Liability Company	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/3/2027	8.8	8.8	7.7	—%
^HMG Strategy LLC,	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/2/2027	49.1	49.1	42.7	0.02%
^Bowl Mor LLC dba Bowl Mor Lanes	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/31/2027	7.3	7.3	6.4	—%
^Hope Health Care, LLC	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	7/31/2027	10.3	10.3	8.9	—%
^Royal Blue Investments, Inc. and Cleland Pharmacy LLC	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	7/31/2042	52.7	52.7	55.1	0.02%
^Raffi's Inc dba Atlantic Auto Center	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/31/2027	13.9	13.9	13.9	—%
^Sharon G McMillen, MA Psychologist, Inc.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/28/2027	18.2	18.2	15.8	0.01%
^Work of Heart Inc.dba Little Nest Portraits	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/28/2027	50.0	50.0	43.7	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^HQTRONIC LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	7/27/2027	22.0	22.0	19.1	0.01%
^Oberon IT, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/26/2027	213.6	213.6	196.7	0.07%
^Gilles Peress Studio LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/25/2027	61.0	61.0	53.0	0.02%
^Ocean Trans LLC	Truck Transportation	Term Loan	Prime plus 2.75%	7/21/2027	36.6	36.6	31.8	0.01%
^Obok LLC	Food Manufacturing	Term Loan	Prime plus 2.75%	7/21/2027	11.7	11.7	11.0	—%
^Lil Tots' Learning Center LLC	Social Assistance	Term Loan	Prime plus 2.75%	7/21/2042	47.3	47.3	47.6	0.02%
^Nova Solutions, Inc.	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	7/19/2027	24.4	24.4	24.0	0.01%
^Webb Eye Associates, PA	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/19/2027	72.4	72.4	69.2	0.02%
^Matrix Z LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 3.75%	7/19/2027	7.3	7.3	7.6	—%
^Aitheras Aviation Group, LLC, Aitheras Aviation Group, LLC	Air Transportation	Term Loan	Prime plus 2.75%	7/18/2027	805.2	805.2	704.2	0.25%
^Wildflour Bakery & Cafe, LLC	Food Manufacturing	Term Loan	Prime plus 2.75%	7/17/2027	22.0	22.0	22.5	0.01%
^Florida Home and Kitchen LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/14/2027	11.7	11.7	10.2	—%
^Koep Companies dba Pipestone True value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	7/14/2042	324.9	324.9	320.7	0.12%
^Rocks Auto Exchange LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	7/13/2027	14.6	14.6	12.7	—%
^McCord Holdings, Inc. dba Fast Signs 176101	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/7/2027	18.3	18.3	16.3	0.01%
^Thrifty Market Inc dba Thrifty Foods	Food and Beverage Stores	Term Loan	Prime plus 2.75%	7/6/2027	100.1	100.1	91.1	0.03%
^New Chicago Wholesale Bakery Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	6/30/2027	14.6	14.6	13.9	—%
^Safeguard Construction Company, Inc.	Construction of Buildings	Term Loan	Prime plus 2.75%	6/30/2027	74.0	74.0	63.5	0.02%
^The Country House Restaurant, LLC and Pelton Real Estate, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2042	49.7	49.7	51.5	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Qycell Corporation	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/30/2027	74.0	74.0	75.3	0.03%
^J. T. O'Neill Company, L.L.C	Real Estate	Term Loan	Prime plus 2.75%	6/30/2027	14.6	14.6	12.5	—%
^Hamilton & Associates Real Estate and Investments Firm LLC	Real Estate	Term Loan	Prime plus 2.75%	6/30/2042	53.7	53.7	54.5	0.02%
^BQRS, Inc. DBA Gresham Meineke Car Care Center	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/30/2027	60.7	60.7	53.2	0.02%
^JWH Designs, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/30/2027	103.1	103.1	88.5	0.03%
^Veola's Day Spa and Wellness Center Inc.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/30/2027	8.9	8.9	8.0	—%
^J&M Civil Construction Services LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/30/2027	97.2	97.2	83.4	0.03%
^Best Bees Company	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	6/29/2027	21.8	21.8	18.7	0.01%
^Greensboro Plastic Surgical Associates, PA	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/29/2042	574.7	574.7	572.1	0.21%
^Ocean Trans LLC and Dehal Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	6/29/2027	584.7	584.7	502.0	0.18%
^HG Ventures, Inc. dba Diamond Head Trucking	Truck Transportation	Term Loan	Prime plus 2.75%	6/29/2030	988.2	988.2	857.9	0.31%
^Malhame & Company Publishers & Importers Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/29/2027	87.5	87.5	75.2	0.03%
^Intellixion LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/29/2027	3.6	3.6	3.1	—%
^Steigelbauer Associates Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2027	299.9	299.9	305.3	0.11%
^Miguel Fernando Borda PA dba BGR Dental	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/29/2027	49.4	49.4	44.2	0.02%
^Oakhill Farms, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2030	98.0	98.0	100.2	0.04%
^ElKareh Brothers Investment, LLC, Best Choice Meats Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/29/2027	435.5	435.5	443.3	0.16%
^Foxhop Fitness, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/28/2027	90.3	90.3	78.4	0.03%
^Akal Express Inc. dba Truck Trailer Service Stop	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/28/2042	59.6	59.6	62.0	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Old Dominion Transportation Group, Inc.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	6/28/2027	1,099.8	1,099.8	966.4	0.35%
^Citibin, Inc.	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	6/27/2027	121.3	121.3	104.2	0.04%
^Auxiliary Systems Inc.,Sharrick Company, LLC & KMN, LLC	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	6/27/2030	240.3	240.3	239.6	0.09%
^WB Cleaners Inc. DBA $2.75 Cleaners	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/27/2027	21.8	21.8	21.5	0.01%
^Ains Holding Company, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/26/2027	1,141.1	1,141.1	1,003.3	0.36%
^Four Seasons Laser Center Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/26/2042	216.3	216.3	216.7	0.08%
^Rustic LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/23/2042	18.6	18.6	16.8	0.01%
^Vella Construction Enterprises, Inc. dba Vella Construction	Construction of Buildings	Term Loan	Prime plus 2.75%	6/23/2027	21.8	21.8	18.7	0.01%
^Northern Industries, LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/23/2042	57.4	57.4	60.8	0.02%
^Birches Group, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/22/2027	48.5	48.5	41.7	0.01%
^Tarver-Henley Inc. and Tar-Hen LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/21/2042	317.9	317.9	316.7	0.11%
^704 Meat Center Inc. dba El Mercado and La Plaza Mercado	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/20/2042	173.9	173.9	180.6	0.06%
^Sanabi Investment, LLC dba Oscar's Moving and Storage	Truck Transportation	Term Loan	Prime plus 2.75%	6/20/2027	120.4	120.4	109.1	0.04%
^Scarlet Spartan Inc.dba FastSigns of Brighton	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/19/2027	54.0	54.0	47.6	0.02%
^Don G. Timpton DDS & Associates PA and Indsaad Properties,LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/16/2042	397.4	397.4	383.2	0.14%
^JAM Media Solutions, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/15/2027	60.7	60.7	52.1	0.02%
^All Regional Recyclers of Wood LLC dba ARROW,Superior Carting, LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/15/2042	312.0	312.0	309.3	0.11%
^Tele Tax Express Inc., El Rancho Paiso, LLC and Nestor Romero	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/14/2042	91.9	91.9	95.0	0.03%
^Susan Hughes dba Aloha Junction B and B	Accommodation	Term Loan	Prime plus 2.75%	6/14/2042	61.6	61.6	65.4	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^ESA 365 Corp and Lucathor Realty LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/14/2042	22.4	22.4	22.7	0.01%
^Hull's Kitchen, LLC and HK Too, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/14/2042	95.8	95.8	101.0	0.04%
^Yachting Solutions LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/12/2027	115.2	115.2	108.3	0.04%
^Refoleen Inc dba Spice and Tea Exchange	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/8/2027	3.4	3.4	2.9	—%
^Earth First Recycling, LLC and 191 Clark Road, LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/5/2027	344.7	344.7	345.5	0.12%
^Skydive California, LLC	Educational Services	Term Loan	Prime plus 2.75%	6/2/2027	53.4	53.4	54.3	0.02%
^SCW, LLC dba Arthur Murray Dance Studio	Educational Services	Term Loan	Prime plus 2.75%	6/2/2042	145.0	145.0	145.7	0.05%
^Speaker City, Inc.and Speaker Town, LLC dba Rollin Thunder	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/1/2042	45.4	45.4	46.4	0.02%
^Impact Grounds Maintenance and Design, Inc. dba Impact Landscaping	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/31/2042	78.9	78.9	82.2	0.03%
^Ricnet III, Inc. dba Edible Arrangements	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/31/2027	14.3	14.3	12.5	—%
^Sage Oil LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	5/31/2027	21.7	21.7	18.9	0.01%
^Funtime, LLC and Universal Entertainment Group LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/31/2027	63.9	63.9	55.8	0.02%
^Haroon Baig,Inc.dba US1 Petrol	Gasoline Stations	Term Loan	Prime plus 2.75%	5/31/2042	261.9	261.9	277.8	0.10%
^Chet Lemon Enterprises LLC dba All American Sports	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/26/2042	786.2	786.2	833.9	0.30%
Swantown Inn & Spa LLC	Accommodation	Term Loan	Prime plus 2.75%	5/26/2042	81.9	81.9	86.9	0.03%
^Eagle Wood Works LLC	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	5/26/2027	11.6	11.6	10.6	—%
^Hurricane Group, Inc.	Other Information Services	Term Loan	Prime plus 2.75%	5/26/2027	72.3	72.3	62.1	0.02%
^Mitchell Auto Repair, LLC and and C&M Mitchell, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/26/2042	192.7	192.7	197.9	0.07%
^Demand Printing Solutions Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/25/2027	205.7	205.7	193.9	0.07%
^Beyond Waves A Unique Salon LLC and Lori Ann Carlson	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/25/2027	14.5	14.5	12.6	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Jung Design Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/25/2027	8.7	8.7	7.5	—%
^Abdul Naushad MD PC dba Advanced Pain Centers	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/25/2042	390.6	390.6	403.4	0.14%
^Locavore LLC dba Paloma Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/25/2027	48.2	48.2	43.0	0.02%
^Shaffer Automotive Repair, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/24/2030	133.5	133.5	125.0	0.04%
^Juliador Resources LLC DBA Cue Hair Salon and Skin Care	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/24/2027	21.9	21.9	18.8	0.01%
^Innovim, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/24/2027	325.4	325.4	279.4	0.10%
^Southeast Recycling, LLC and Southeast Land Holdings LLC dba 67 Motor	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	5/23/2042	179.9	179.9	189.1	0.07%
^Gill Express Inc. and Gill Express 2 LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/23/2042	336.1	336.1	333.7	0.12%
^Prestige Construction of Florida, LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	5/23/2042	333.7	333.7	326.0	0.12%
^Enfield Tractor & Equipment Co	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/19/2027	285.9	285.9	274.2	0.10%
^PS Camping, Inc. dba Prospectors RV Resort	Accommodation	Term Loan	Prime plus 2.75%	5/19/2042	255.7	255.7	269.8	0.10%
^GEM2K, LLC dba Precision Precast Group	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	5/19/2027	156.7	156.7	140.4	0.05%
^Hayden Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	5/19/2027	253.2	253.2	233.5	0.08%
^Tres K Deli,Grocery,Fruit and Meat Inc.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/19/2027	8.0	8.0	7.4	—%
^ Iron Men Home Repair, Inc. and Ironmen House Lifting Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/19/2042	577.9	577.9	585.9	0.21%
^J Harris Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	5/19/2027	18.8	18.8	17.9	0.01%
^New Image Building Services, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/18/2027	145.4	145.4	129.7	0.05%
^Bay Car Wash LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2042	119.8	119.8	121.8	0.04%
^Waterford Plumbing Co, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/18/2027	48.2	48.2	42.2	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Mr. B's Bicycles & Mopeds, Inc.	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	5/18/2042	145.6	145.6	146.8	0.05%
^Computech Computers Inc.	Educational Services	Term Loan	Prime plus 2.75%	5/17/2027	48.2	48.2	41.4	0.01%
^Arco Electrical Contractors Inc. dba Arco Construction Group	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/16/2027	347.9	347.9	319.7	0.11%
^Batter & Company,LLC dba Batter Co. Dessert Collection	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/16/2027	51.8	51.8	45.5	0.02%
^5 Stars Learning Center Inc	Social Assistance	Term Loan	Prime plus 2.75%	5/16/2042	61.3	61.3	61.9	0.02%
^Band Sawn Lumber,LLC and Nathan Ryan Adams	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	5/15/2042	112.8	112.8	111.6	0.04%
^Keys Armored Express, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/12/2027	38.6	38.6	34.6	0.01%
^Sanderson Distribution Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	5/12/2027	10.1	10.1	8.7	—%
^SG Linke LLC	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	5/12/2027	106.3	106.3	104.7	0.04%
^B G F Bobby Q's Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/11/2027	7.2	7.2	7.1	—%
^Estelle Finkel Educational Associates,LLC	Educational Services	Term Loan	Prime plus 2.75%	5/11/2027	115.1	115.1	98.8	0.04%
^Labmates,LLC	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	5/10/2027	96.4	96.4	92.3	0.03%
^NHS, LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/9/2027	85.3	85.3	76.7	0.03%
^NHS, LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/9/2042	21.7	21.7	20.4	0.01%
^Innovation Transport, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	5/9/2027	75.3	75.3	71.8	0.03%
^1872 Rosecrans, LLC dba Goodbar	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/9/2027	61.5	61.5	53.2	0.02%
^Arclay, LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	5/5/2030	142.6	142.6	131.4	0.05%
^Benchmark Building, Inc.	Construction of Buildings	Term Loan	Prime plus 2.75%	5/5/2027	21.7	21.7	18.6	0.01%
^Cable Management LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	5/3/2027	57.5	57.5	54.0	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Fine Arts Center of Easley, Inc. dba Midtown Music	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	5/2/2042	115.7	115.7	122.8	0.04%
^Zahmel Restaurant Suppliers Corp dba Cash & Carry; Zahners Hardware	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	4/28/2027	85.0	85.0	74.0	0.03%
^Love and Glory Learning Center, Inc.	Social Assistance	Term Loan	Prime plus 2.75%	4/28/2042	77.3	77.3	77.1	0.03%
^Georgia Productions Services LLC	Rental and Leasing Services	Term Loan	Prime plus 2.75%	4/28/2027	87.4	87.4	80.3	0.03%
^JMA Inc. dba Primecut and Mezzo; Primecut at Marquee	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/27/2042	220.4	220.4	233.8	0.08%
Sneads Ferry Foods, Inc. dba DQ Grill & Chill	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/27/2042	617.7	617.7	614.8	0.22%
^Asheville's Fun Depot, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/26/2027	83.9	83.9	85.4	0.03%
^Carl Joseph Johnston dba Viking Transport	Truck Transportation	Term Loan	Prime plus 2.75%	4/26/2027	31.2	31.2	29.6	0.01%
^Resident Research, LLC	Other Information Services	Term Loan	Prime plus 2.75%	4/24/2027	84.6	84.6	72.6	0.03%
^Getting Even LLC dba The Zoo Health Club	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/21/2027	7.2	7.2	6.4	—%
^Ralph's Hair Salon, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/21/2042	49.5	49.5	50.6	0.02%
^M.E. Interiors LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/20/2027	133.3	133.3	114.5	0.04%
^MJ and M Home Improvements LLC DBA House Doctors	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/20/2027	19.7	19.7	17.2	0.01%
^Condron Brothers LLC DBA Luv 2 Play	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/19/2027	114.6	114.6	103.5	0.04%
^Affordable Auto Transport LLC	Truck Transportation	Term Loan	Prime plus 2.75%	4/17/2027	12.2	12.2	11.3	—%
^Carpeteria (Markarian) Co.	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	4/13/2027	127.3	127.3	126.6	0.05%
^Bloomer Machine & Fab, Inc and Dale Stertz Properties	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	4/13/2042	203.6	203.6	210.9	0.08%
^Butternuts Beer and Ale LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	4/12/2027	70.7	70.7	71.9	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Citizens Lanes, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/31/2042	614.9	614.9	651.8	0.23%
^The Altitude Group, LLC and Core Home Security, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/31/2027	47.7	47.7	40.9	0.01%
^Golden Hen Inc. dba Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/31/2027	61.8	61.8	53.7	0.02%
^Shelter Harbor Inn, Inc.	Accommodation	Term Loan	Prime plus 2.75%	3/31/2042	205.8	205.8	218.2	0.08%
^Landmark Ventures USA, Inc.	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	3/31/2027	178.8	178.8	153.4	0.06%
^MIT LLC	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/31/2042	86.8	86.8	92.0	0.03%
^Applied Integrated Technologies, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/31/2027	119.3	119.3	102.3	0.04%
^Bear Trail Lodge LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/31/2042	548.0	548.0	574.2	0.21%
^KWG Industries LLC dba Peterson & Marsh Metal Industries	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/30/2027	28.6	28.6	28.1	0.01%
^Sea Smoke Barbeque, Corp and Danwen LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/30/2042	233.4	233.4	236.7	0.09%
^Signature Rooms, Inc dba Gallery Furniture	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	3/30/2042	491.7	491.7	517.6	0.19%
^Schafer Fisheries Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	3/30/2042	247.1	247.1	261.9	0.09%
^Discount Price, LLC dba Robert's Market	Gasoline Stations	Term Loan	Prime plus 2.75%	3/29/2042	204.6	204.6	209.3	0.08%
^Douglas K. Soderblom . dba Loma Linda Optometry	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/29/2027	95.4	95.4	86.2	0.03%
^First Sail Group Inc. and Omen Board Industires LLC	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/29/2027	19.1	19.1	17.6	0.01%
^Gauri Hospitality Group LLC dba Microtel Inns & Suites by Wyndham	Accommodation	Term Loan	Prime plus 2.75%	3/29/2042	1,047.6	1,047.6	1,102.0	0.40%
^H and H Hotshot Services, Inc. dba AA Hotshot & Logistics	Couriers and Messengers	Term Loan	Prime plus 2.75%	3/29/2030	94.5	94.5	82.0	0.03%
^American Pharmaceutical Innovation Company, LLC	Chemical Manufacturing	Term Loan	Prime plus 2.75%	3/28/2027	28.6	28.6	24.6	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Heil & Hornik LLC dba Elysium Tennis	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/27/2042	921.7	921.7	926.9	0.33%
Pecos Entertainment LLC dba State Theater and Pecos Inn LLC	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	3/27/2042	410.9	410.9	435.5	0.16%
^Ericon Inc. dba Quik Pik	Gasoline Stations	Term Loan	Prime plus 2.75%	3/24/2027	59.6	59.6	57.6	0.02%
^Robert Dixon PA dba Law Offices of Robert Dixon	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/24/2042	422.8	422.8	445.2	0.16%
^Denton Bio Fuels LLC and American Bio Source LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/23/2027	56.5	56.5	51.6	0.02%
^Color Graphic Press, Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/23/2027	114.4	114.4	116.4	0.04%
JBK Truck Trailer and Bus Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/23/2042	85.3	85.3	86.0	0.03%
^Executive Fitness & Nutrition Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/23/2027	19.3	19.3	19.0	0.01%
^Baton Rouge Cargo Services Inc. and 6507 Westport, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	3/22/2042	637.8	637.8	659.9	0.24%
^Vehicle Safety supply LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/21/2027	21.5	21.5	18.4	0.01%
^J Sivilis LLC dba Pet Wants	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/17/2027	11.7	11.7	10.4	—%
^The Purple Cow House of Pancake Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/16/2042	159.9	159.9	169.5	0.06%
^Reservoir International LLC	Educational Services	Term Loan	Prime plus 2.75%	3/16/2027	95.4	95.4	88.7	0.03%
^Texcor, Inc.dba Texas Corral,Texas Coral Restaurants II, Inc. T.C. of	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/16/2027	287.0	287.0	291.9	0.10%
Alive Design, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/13/2027	22.0	22.0	18.8	0.01%
^1MTX LLC and Sunrise Transportation and Logistics, LLC and Mustafa M	Truck Transportation	Term Loan	Prime plus 2.75%	3/13/2027	671.0	671.0	575.5	0.21%
^Dwayne Bernard Tate	Truck Transportation	Term Loan	Prime plus 2.75%	3/10/2027	10.0	10.0	9.2	—%
^Elegant Occasions, LLC dba E Productions	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/10/2042	584.4	584.4	590.8	0.21%
^Anthony LLC dba Star of Woodward Market	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/9/2042	114.2	114.2	121.1	0.04%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^E & P Holdings 1 LLC and Evans & Paul Unlimited Corp.	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	3/9/2027	119.2	119.2	104.7	0.04%
^Allegro Assisted Living Of Texas	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	3/6/2027	91.6	91.6	93.1	0.03%
^Robbie E. Bakery and Cafe LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/3/2027	59.6	59.6	51.1	0.02%
^Podium Auto Sales Inc and RRS Property, LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/3/2042	90.0	90.0	90.3	0.03%
^SSI Refrigerated Express Inc. and Robert M Stallone dba SSI Express	Truck Transportation	Term Loan	Prime plus 2.75%	2/28/2027	223.2	223.2	191.4	0.07%
^Weeping Willow Kennels, Inc and Aileen N Black	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2042	138.7	138.7	142.2	0.05%
^Getting Even LLC dba The Zoo Health Club	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2027	91.2	91.2	81.7	0.03%
^Total Document Solutions Inc and,TDS Services, LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	2/27/2030	301.5	301.5	278.2	0.10%
^Teracore Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/27/2027	155.1	155.1	133.0	0.05%
^John Finn Associates LLC, Greenslate LLC, Finn Technology, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/27/2027	639.5	639.5	616.1	0.22%
^McNally Enterprises Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	2/27/2027	61.6	61.6	55.1	0.02%
^B & J Bicycle Shop Inc.	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	2/24/2027	14.2	14.2	14.5	0.01%
^TMJ Pizza Mesa LLC dba Rosati's Pizza Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/24/2027	101.8	101.8	95.2	0.03%
^3W Enterprises LLC	Textile Product Mills	Term Loan	Prime plus 2.75%	2/24/2042	80.9	80.9	81.9	0.03%
^Victorian Restaurant and Tavern, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/22/2042	106.4	106.4	105.3	0.04%
^DER Services, LLC dba A.K.A. Sports	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	2/17/2042	39.7	39.7	42.0	0.02%
^Bike Slug, LLC, Bike Slug Holdings Inc. and Seven Rivers Group ,LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/17/2027	18.5	18.5	15.8	0.01%
^Ameritube, LLC and Ravone Properties, LLC	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	2/14/2042	183.3	183.3	194.3	0.07%
^R&S Barnes Enterprises, Inc. dba Massage Envy Spa	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/10/2027	88.8	88.8	77.2	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Baton Rouge Cargo Services Inc. and 2808 Court Street, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	2/10/2042	245.1	245.1	253.7	0.09%
^Sushiya Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/10/2027	17.8	17.8	15.8	0.01%
^Select Propane & Fuel Inc. and Select Fuel & Convenience LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	2/10/2030	1,208.1	1,208.1	1,114.5	0.40%
^Maximo Canot dba Wash and Dry Laundrymat	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/10/2042	136.3	136.3	141.5	0.05%
^Marvic Enterprises Inc dba Jordan's Liquor	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/10/2042	216.9	216.9	223.0	0.08%
^Harrison Logging Company LLC	Forestry and Logging	Term Loan	Prime plus 2.75%	2/9/2027	100.7	100.7	91.5	0.03%
^8 Minute Oil Change Auto Repair & Tire Center and Jumir L.L.C.	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/7/2042	324.7	324.7	321.8	0.12%
^Christopher Borgia	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/6/2027	12.2	12.2	10.7	—%
^Splashlight LLC, Splashlight Photographic & Digital Studios LLC	Management of Companies and Enterprises	Term Loan	Prime plus 2.75%	2/2/2027	710.7	710.7	633.5	0.23%
^DBMS Consulting, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/1/2042	183.2	183.2	181.7	0.07%
^Brandco, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/31/2027	41.2	41.2	35.3	0.01%
^Chidlren's House Learning, Inc and Tarps Investment Group	Social Assistance	Term Loan	Prime plus 2.75%	1/31/2042	318.3	318.3	321.5	0.12%
AP6 LLC and Amishp LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/30/2042	107.1	107.1	113.5	0.04%
^Fave Realty, Inc.	Real Estate	Term Loan	Prime plus 2.75%	1/30/2042	53.9	53.9	55.1	0.02%
^ZMKNY Tires Inc dba Houston International Tires	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	1/27/2042	106.4	106.4	112.8	0.04%
House of Bread & Coffee Corp dba Casa Do Pao	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/27/2042	134.6	134.6	132.0	0.05%
^SRC Publishing LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	1/27/2027	21.2	21.2	18.2	0.01%
^Return to Excellence Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	1/27/2027	16.7	16.7	17.0	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Sideways Sports Lounge and Jonathan E. McGrew and Patricia C. McGrew	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/23/2027	17.0	17.0	14.5	0.01%
^Fox Valley Rentals & Investments LLC and Brian M Tomaszewski	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/20/2042	42.0	42.0	42.2	0.02%
^Rhone Wolf Vineyard LLC, Goldline Brands Inc. and Myka Cellars, Inc.	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	1/19/2030	240.5	240.5	223.1	0.08%
^Jolibe LLC and Jolibe Atelier LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/18/2027	9.9	9.9	8.8	—%
^Eickmann Management Group LLC dba Jimmy Johns of Dundee	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/17/2027	93.0	93.0	91.7	0.03%
^Ramjay Inc.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	1/13/2027	412.2	412.2	375.7	0.13%
^Fullbro Trust dba Menemsha Blues	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	1/13/2027	21.2	21.2	21.6	0.01%
^Echelon Enterprises, Inc	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	1/10/2027	47.1	47.1	47.9	0.02%
^Fort Smith Wings Inc. dba Wing Stop	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/28/2026	18.2	18.2	16.4	0.01%
^Sand Hill Associates, Ltd. dba Charlie O's Tavern on the Point	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/27/2041	417.1	417.1	415.6	0.15%
^Joshua L. Baker	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	12/23/2026	14.7	14.7	12.6	—%
^Jacliff Investments Inc. dba International health Technologies	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	12/23/2026	116.9	116.9	100.1	0.04%
^New Image Building Services, Inc.dba The Maids Servicing Oakland	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/21/2026	40.9	40.9	36.5	0.01%
^Chestnut Street Associates, LLC and Metropolitan Solutions, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/19/2041	271.4	271.4	263.1	0.09%
^Means Enterprises LLC dba FastFrame Frisco	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/16/2026	21.0	21.0	18.3	0.01%
^Soon Im. Chin dba Stan C-Store	Gasoline Stations	Term Loan	Prime plus 2.75%	12/15/2041	209.7	209.7	218.7	0.08%
^Sempco, Inc.	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/15/2041	41.5	41.5	43.9	0.02%
^Allied Welding Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2041	741.6	741.6	735.2	0.26%
^Ericon, Inc. dba Quik Pik	Gasoline Stations	Term Loan	Prime plus 2.75%	12/15/2041	328.5	328.5	330.1	0.12%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^White Hawk Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	12/15/2026	1,028.4	1,028.4	881.1	0.32%
^Elita 7, LLC	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	12/15/2041	703.2	703.2	722.6	0.26%
^New Chicago Wholesale Bakery, Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	12/15/2041	446.9	446.9	445.0	0.16%
^Techni-Pro Institute LLC	Educational Services	Term Loan	Prime plus 2.75%	12/15/2026	177.6	177.6	157.1	0.06%
^Trison Enterprises Inc.dba Lee's Automotive	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/14/2041	402.2	402.2	409.8	0.15%
^Cardinal Homes Inc. and Bret A Berneche	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	12/14/2041	119.7	119.7	126.2	0.05%
^HMG Strategy, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/14/2026	46.7	46.7	40.1	0.01%
^D and E Hardware Co. and D and E Pump Sales and Service	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/14/2041	521.7	521.7	523.0	0.19%
^Cardinal Homes Inc,.Alouette Holdings Inc.	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	12/14/2026	996.8	996.8	1,010.8	0.36%
^AGG Management Team LLC dba Chevron	Gasoline Stations	Term Loan	Prime plus 2.75%	12/14/2041	283.8	283.8	300.6	0.11%
^Wayfarer Bicycle LLC	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	12/13/2041	91.3	91.3	89.6	0.03%
^Success Advertising Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/13/2041	460.4	460.4	480.9	0.17%
^Roast Beef Levittown LLC dba Arby's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/13/2026	439.4	439.4	446.5	0.16%
^Queen Express LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	12/13/2041	185.1	185.1	193.5	0.07%
^Mack Team Enterprises Inc.dba The UPS Store #6815	Couriers and Messengers	Term Loan	Prime plus 2.75%	12/9/2026	19.1	19.1	17.2	0.01%
^Recycling Revolution,LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/9/2041	91.0	91.0	91.2	0.03%
^Myndshft Technologies LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/9/2026	724.6	724.6	648.9	0.23%
^New Life Hospital LLC	Hospitals	Term Loan	Prime plus 2.75%	12/8/2041	1,184.9	1,184.9	1,255.4	0.45%
^Imagine By Carleen Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/8/2041	51.8	51.8	52.4	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Hanson's Greeks LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/8/2026	10.5	10.5	10.7	—%
^Yachting Solutions LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/7/2029	68.1	68.1	64.7	0.02%
^T and B Boots Inc dba Takken's Shoes	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	12/7/2026	95.2	95.2	89.5	0.03%
^Lan Doctors, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/7/2026	222.5	222.5	219.7	0.08%
^Lilo Holdings LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/5/2026	14.9	14.9	13.5	—%
^The Lake Shore Hospitality Inc dba Dowagiac Baymont Inn & Suites	Accommodation	Term Loan	Prime plus 2.75%	12/5/2041	348.5	348.5	362.4	0.13%
^Ericon, Inc.	Gasoline Stations	Term Loan	Prime plus 2.75%	12/1/2041	717.9	717.9	725.3	0.26%
^Noso Development LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	12/1/2026	70.1	70.1	60.1	0.02%
^Quick Ship, LLC	Couriers and Messengers	Term Loan	Prime plus 2.75%	11/30/2026	9.7	9.7	8.4	—%
^Pebble Wood Lane, LLC and Good Sam's Assisted Living Residence, LLC	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	11/30/2041	66.6	66.6	70.5	0.03%
^Sharaz Shah DBA Thomas Jewelers	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	11/30/2026	7.5	7.5	6.4	—%
^Choe Trading Group, Inc.dba Rapid Printers of Monterey	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/30/2026	20.9	20.9	20.7	0.01%
^Studio Find It Georgia, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/30/2026	7.0	7.0	6.1	—%
^Imaginarium Foods LLC,	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2042	369.8	369.8	378.7	0.14%
^RD Management, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/30/2026	198.5	198.5	172.3	0.06%
^B4 Fitness LLC dba The Zoo Health Club	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/30/2026	20.9	20.9	18.7	0.01%
^Usman Jalil, LLC dba Food Mart	Gasoline Stations	Term Loan	Prime plus 2.75%	11/29/2041	229.9	229.9	224.9	0.08%
^Honor Mansion, Inc.	Accommodation	Term Loan	Prime plus 2.75%	11/29/2026	81.2	81.2	82.6	0.03%
^Access Staffing, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/29/2026	1,044.6	1,044.6	895.0	0.32%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^CRK Mens, LLC dba Spiff for Men	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/23/2026	99.2	99.2	86.8	0.03%
^WPN Recycling Company LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/23/2026	20.9	20.9	21.2	0.01%
^Hafa Adai Signs and Graphics LLC dba Fastsigns of Auburn -#281901	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/23/2026	55.7	55.7	48.4	0.02%
^Merchant Coterie, Inc.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	11/23/2026	116.1	116.1	99.4	0.04%
^6E Technologies LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/22/2026	159.9	159.9	148.2	0.05%
^Rognes Corp dba RTS	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	11/22/2026	360.0	360.0	331.0	0.12%
^Bouquet Restaurant LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/22/2041	123.2	123.2	125.2	0.04%
^J.B.K Truck Trailer and Bus Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/22/2041	428.7	428.7	430.9	0.15%
^Broms Asset Management LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	11/22/2026	116.1	116.1	99.4	0.04%
^Skaggs RV Outlet LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/21/2026	92.9	92.9	94.4	0.03%
^Catherine Christine Morin dba Purr-Fect Pets	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/17/2026	17.4	17.4	14.9	0.01%
^Stratmar Systems Inc dba Stratmar Retail Services	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/16/2026	63.6	63.6	64.6	0.02%
^Hoosier Health Plus, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/15/2026	116.1	116.1	109.9	0.04%
^J. A. Kohlhepp Sons, Inc. dba Kohlhepp's True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/10/2041	439.5	439.5	453.7	0.16%
^Hackensack Steel Corporation and Luzerne Ironworks Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/10/2026	224.7	224.7	228.4	0.08%
^Panther Ironworks and Rigging Solutions LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/10/2026	140.4	140.4	129.5	0.05%
^J. A. Kohlhepp Sons, Inc. dba Kohlhepp's True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/10/2026	175.3	175.3	174.7	0.06%
^MIK LLC dba Firehouse Subs	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/9/2026	189.3	189.3	164.5	0.06%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Rich's Food Stores LLC dba Hwy 55 of Wallace	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/9/2026	40.6	40.6	38.1	0.01%
^Bovill Creative,LLC	Real Estate	Term Loan	Prime plus 2.75%	11/9/2041	277.0	277.0	293.5	0.11%
^Dyer Properties, LLC and Bayview Pharmacy, Inc.	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	11/9/2041	237.0	237.0	236.0	0.08%
^Big Apple Entertainment Partners LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/9/2026	162.5	162.5	139.2	0.05%
^Surgarloaf Concepts LLC dba Fat Biscuit	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/8/2026	162.1	162.1	164.7	0.06%
^Fine Line Interiors, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/4/2041	80.6	80.6	85.4	0.03%
^131 Miles LLC and Ohm Shubh Laxmi, LLC. dba Mr Hero	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/3/2041	124.6	124.6	128.4	0.05%
^Veracruz Shabo, LLC, Waterfalls Quick Lube LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/1/2041	117.9	117.9	121.3	0.04%
^Glocecol LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/1/2026	69.6	69.6	70.7	0.03%
^Moolchan Enterprises LLC dba Staying Green	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2026	16.7	16.7	15.9	0.01%
^Bloomquist Communications Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2026	55.3	55.3	47.4	0.02%
^Middlesex Auto Sales Corp	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/31/2041	123.1	123.1	127.0	0.05%
^Woodstock Enterprises Corp dba True Scent Candle Co	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	10/31/2041	87.5	87.5	85.9	0.03%
^FibAire Communications, LLC	Telecommunications	Term Loan	Prime plus 2.75%	10/27/2026	99.7	99.7	92.1	0.03%
^Elite Structures Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/27/2029	215.7	215.7	211.5	0.08%
^Bonita Stone LLC and Castone Creations Inc	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	10/25/2041	260.2	260.2	261.2	0.09%
^Empire Processor Services Inc. and Verrazano Wholesale Dist., Inc.	Nonstore Retailers	Term Loan	Prime plus 2.75%	10/25/2026	121.0	121.0	123.0	0.04%
^Blakeslee Arpaia Chapman Inc and Chapman Construction Services LLC	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	10/24/2026	391.9	391.9	393.8	0.14%
^Eco Vehicle Systems LLC	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	10/21/2026	881.5	881.5	889.6	0.32%
^Worldwide Estate, Inc. dba Washington Heights Manor	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	10/21/2041	221.1	221.1	234.3	0.08%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Gold Wind Logistics LLC	Truck Transportation	Term Loan	Prime plus 2.75%	10/20/2041	173.3	173.3	183.6	0.07%
^Speaker City, Inc. dba Rollin Thunder	Electronics and Appliance Stores	Term Loan	Prime plus 2.75%	10/14/2041	123.1	123.1	126.4	0.05%
^Maine Service Corp	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	10/13/2026	190.4	190.4	179.6	0.06%
^Justin Partlow	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	10/13/2026	18.0	18.0	15.4	0.01%
^Reliable Recovery Services LLC	Support Activities for Transportation	Term Loan	Prime plus 2.75%	10/7/2026	103.7	103.7	95.0	0.03%
^Ailky Corporation	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	10/3/2026	230.5	230.5	203.1	0.07%
^Wyspen Corporation dba Charlestown Ace	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	10/3/2026	33.2	33.2	28.4	0.01%
^MegaPhase, LLC	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	9/30/2026	137.1	137.1	133.3	0.05%
^Seaway LLC and Reklaw LLC dba Allure Lounge	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2041	134.8	134.8	142.8	0.05%
^JJA Transportation Management Inc.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2026	48.0	48.0	41.1	0.01%
^Adelwerth Bus Corp.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2041	238.3	238.3	238.1	0.09%
^Adelwerth Bus Corporation, Transportation Leasing Corp.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2029	615.8	615.8	597.2	0.21%
^Vision Automotive LLC dba Vision Chrysler Jeep Dodge Ram of Defiance	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/29/2029	631.7	631.7	595.7	0.21%
^Thunderdome Racing Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/29/2026	17.4	17.4	17.4	0.01%
^Graphics,Type and Color Enterprises Inc dba Clubflyers.com and GTC Med	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	9/28/2041	833.4	833.4	882.5	0.32%
^Beadon Inc	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/28/2026	20.6	20.6	20.7	0.01%
^CNC Precision Machine, Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/28/2041	1,235.9	1,235.9	1,246.2	0.45%
^CD Game Exchange Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/28/2026	20.6	20.6	17.6	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Kyle M Walker DDS, PC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/27/2026	204.7	204.7	180.9	0.06%
^Reynolds Fence & Guardrail Inc.	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/27/2026	575.4	575.4	552.7	0.20%
^Luv 2 Play Nor Cal, LLC dba Luv 2 Play	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/27/2026	48.0	48.0	43.1	0.02%
^Luna Nueva LLC dba Bio Builders	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/27/2026	13.7	13.7	12.1	—%
^Sarah S Olelewe MD Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/26/2041	287.3	287.3	290.7	0.10%
^TPFC,LLC dbaThe Picture Frame Company	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/26/2041	57.6	57.6	58.4	0.02%
^Ridge Road Equestrian LLC dba Ricochet Ridge Ranch	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	9/26/2026	8.2	8.2	8.2	—%
^PeopleBest Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/26/2026	13.7	13.7	11.7	—%
^Mr. Mulch, Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/23/2041	397.8	397.8	377.1	0.14%
^B4 Fitness LLC dba The Zoo Health Club	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/23/2026	80.0	80.0	71.6	0.03%
^InformationTelevision Network Inc	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	9/22/2041	823.0	823.0	862.9	0.31%
^GRA Financial Services Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/22/2026	11.0	11.0	9.4	—%
^Cuppiecakes LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/21/2041	22.1	22.1	22.3	0.01%
^Wrecking Crew Media LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/21/2026	45.7	45.7	39.1	0.01%
^Benoit's Towing and Recovery LLC	Support Activities for Transportation	Term Loan	Prime plus 2.75%	9/20/2026	11.0	11.0	9.5	—%
^Consulting Solutions Inc. and Mark Luciani	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/20/2026	20.6	20.6	19.5	0.01%
^Brittany Burns LLC dba Dreams Come True	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/19/2026	12.0	12.0	12.2	—%
^Eyncon LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/16/2041	49.0	49.0	50.1	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^The Merrin Group LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/15/2026	159.9	159.9	154.8	0.06%
^Rich's Food Stores LLC dba Hwy 55 of Wallace	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/14/2026	133.1	133.1	124.9	0.04%
^Atlantic Alarm Systems and Services LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/14/2026	14.1	14.1	12.5	—%
^Metropet Dog Center, Inc	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/13/2041	107.1	107.1	109.8	0.04%
^Marquis Cattle Company	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	9/13/2026	46.1	46.1	46.9	0.02%
^Bingham Enterprises, Inc and Full Belli Deli and Sausage Company	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/12/2041	80.9	80.9	79.9	0.03%
^Artisan Infrastructure Holdings, LLC	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	9/7/2026	114.2	114.2	97.8	0.04%
^SRA Mechanicial Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/6/2041	42.9	42.9	45.3	0.02%
^Sandia Enterprises Inc dba Massage Envy Spa	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/6/2026	57.1	57.1	48.9	0.02%
^Animal Intrusion Prevention Systems Holding Company, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/30/2026	113.8	113.8	100.1	0.04%
^Suncrest Stone Products LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	8/29/2026	543.4	543.4	489.2	0.18%
^Suncrest Stone Products LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	8/29/2041	638.7	638.7	601.1	0.22%
^Clark Realty LLC	Real Estate	Term Loan	Prime plus 2.75%	8/29/2041	232.5	232.5	225.9	0.08%
^Raem Corporation dba Dryclean Express	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/29/2041	71.0	71.0	74.3	0.03%
^Warren Dale Warrington dba Custom Paint and Body	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/26/2041	99.1	99.1	102.2	0.04%
^TAGR Inc dba Miami Grill 137and John Nakis	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/26/2026	96.9	96.9	85.3	0.03%
^Albert Basse Associates Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	8/25/2026	56.7	56.7	57.6	0.02%
^Avery Management Inc. dba Whetstone Upholstery	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/25/2026	9.7	9.7	8.3	—%
^Dean Technology Inc	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	8/25/2041	379.0	379.0	398.7	0.14%
^Rosmel Pools Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/25/2026	20.4	20.4	17.9	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Tabadesa Associates Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/25/2026	20.4	20.4	17.5	0.01%
^TR Companies LLC dba True Value Rental and Liberty Rental 4 U	Rental and Leasing Services	Term Loan	Prime plus 2.75%	8/25/2026	81.7	81.7	69.9	0.03%
^Sambella Holdings, LLC and Strike Zone Entertainment Center LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/24/2041	492.0	492.0	517.3	0.19%
^Luv 2 Play Temecula, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/15/2026	54.4	54.4	46.6	0.02%
^Bear Creek Entertainment LLC dba The Woods at Bear Creek	Accommodation	Term Loan	Prime plus 2.75%	8/12/2041	402.0	402.0	400.8	0.14%
^2 Cool Beans LLC dba Menchies's Frozen Yogurt	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/11/2026	74.9	74.9	64.1	0.02%
^Grayson O Company	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	8/10/2041	611.9	611.9	643.6	0.23%
^Charal Investments LLC dba Orange Theory Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/10/2026	79.4	79.4	68.0	0.02%
^Paul Belanger dba Paul Belanger Landscaping	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/9/2026	13.6	13.6	11.6	—%
^Nicolette Reiser dba Comfort & Balance	Personal and Laundry Services	Term Loan	Prime plus 2.75%	7/29/2041	73.3	73.3	75.5	0.03%
^The Hungry Rhino LLC	Real Estate	Term Loan	Prime plus 2.75%	7/29/2041	74.5	74.5	75.3	0.03%
^USA General Investment LLC dba Braniff Paint and Body Shop	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/29/2026	20.3	20.3	18.0	0.01%
^303 Tower Drive LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/29/2041	391.2	391.2	405.7	0.15%
^Little Tree Huggers Child Care LLC	Social Assistance	Term Loan	Prime plus 2.75%	7/29/2041	136.8	136.8	144.8	0.05%
^Big Apple Entertainment Partners LLC dba Ripley's Believe It or Not	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/28/2026	270.3	270.3	231.3	0.08%
^676 Club LP dba The Green Door Tavern/The Drifter	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/28/2041	654.9	654.9	685.0	0.25%
^KJCKD Inc dba Camelot Print & Copy Centers/Copy A Second	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/28/2041	573.8	573.8	581.8	0.21%
^MacIver Corporation dba Division Camera	Rental and Leasing Services	Term Loan	Prime plus 2.75%	7/28/2026	1,133.9	1,133.9	1,077.0	0.39%
^Apple Tree NC Inc dba Williams Farm & Garden Center	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	7/28/2041	329.4	329.4	329.3	0.12%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Intrepid Trinity LLC	Nonstore Retailers	Term Loan	Prime plus 2.75%	7/28/2041	61.1	61.1	62.7	0.02%
^Kidtastic LLC dba The Little Gym of Audubon	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/27/2026	51.1	51.1	43.7	0.02%
^GF Libations Inc dba Minuteman Press	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	7/27/2041	38.6	38.6	34.8	0.01%
^EPEC Juice LLC dba Jamba Juice	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/27/2026	75.2	75.2	64.4	0.02%
^Pinco Pizza LLC dba Jet's Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/27/2026	66.6	66.6	66.3	0.02%
^JAG Unit 1, LLC dba Arooga's Grille House and Sports Bar	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/27/2026	112.6	112.6	96.4	0.03%
^Peckett's Inc	Crop Production	Term Loan	Prime plus 2.75%	7/27/2041	219.6	219.6	232.5	0.08%
^The Grasso Companies, LLC and Grasso Pavement Maintenance, LLC	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	7/26/2026	81.9	81.9	75.3	0.03%
^My Sainath Inc dba Motel 6	Accommodation	Term Loan	Prime plus 2.75%	7/22/2041	298.5	298.5	310.3	0.11%
^Robert G Larson State Farm Insurance	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/22/2026	20.3	20.3	17.3	0.01%
^J and D Resources LLC dba Aqua Science	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2026	117.6	117.6	101.8	0.04%
^Robert P Daniels dba Ginger and Friend's Peppermint Village Gift Shop	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	7/18/2026	14.2	14.2	12.1	—%
^Franklin Firm LLC dba Luv 2 Play	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/15/2041	169.9	169.9	172.5	0.06%
^Billingsworks LLC dba Spoon Shine Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2026	8.7	8.7	8.8	—%
^Takeuchi Commercial Cleaning Services, LLC dba We Clean San Diego	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/13/2026	41.7	41.7	35.7	0.01%
^Jacob Rugs LLC dba Rugs Outlet	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	7/13/2026	59.1	59.1	60.0	0.02%
^RM Hawkins LLC dba Pure Water Tech West	Nonstore Retailers	Term Loan	Prime plus 2.75%	7/7/2026	45.1	45.1	43.5	0.02%
^Dino Smiles Children's Cosmetic Dentistry	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/7/2026	12.8	12.8	11.3	—%
^Nevey's LLC dba Stark Food III	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/30/2041	287.9	287.9	304.5	0.11%
^Soregard Inc	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	6/30/2041	272.0	272.0	272.3	0.10%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Martin Inventory Management LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/30/2026	94.6	94.6	96.6	0.03%
^P L H Pharmaco Inc dba Farmacia San Jose	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	6/30/2026	155.7	155.7	157.2	0.06%
^Hartford Cardiology Group LLC and Ideal Nutrition of Connecticut LLC	Ambulatory Health Care Services	Term Loan	6.25%	6/30/2026	474.6	474.6	432.7	0.16%
^Desert Tacos LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2026	90.7	90.7	88.1	0.03%
^VMA Technologies LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/30/2026	20.2	20.2	18.2	0.01%
^Corning Lumber Company Inc and Frank R Close and Son Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/30/2029	181.2	181.2	187.1	0.07%
^Castone Creations Inc	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	6/29/2026	78.2	78.2	72.9	0.03%
^WGI, LLC dba Williams Grant Inn	Accommodation	Term Loan	Prime plus 2.75%	6/29/2041	128.1	128.1	132.8	0.05%
^Ninsa LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2041	109.8	109.8	117.4	0.04%
^KWG Industries, LLC dba Peterson & Marsh Metal Industries	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/29/2041	297.7	297.7	312.2	0.11%
^O.D.S. Inc dba Four Seasons Health & Racquet and Step 'N' Motion, Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/29/2026	125.2	125.2	115.2	0.04%
^E & P Holdings 1 LLC and Evans & Paul LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	6/28/2026	111.9	111.9	103.5	0.04%
^MaidPro Marin dba MaidPro	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/28/2026	15.7	15.7	14.1	0.01%
^Edge Pest Control LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/27/2026	670.7	670.7	604.2	0.22%
^All Printing Solutions, Inc. dba Pryntcomm	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	6/27/2041	533.1	533.1	536.5	0.19%
^Jumbomarkets Inc dba Rines Jumbomarkets	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/24/2026	44.7	44.7	40.3	0.01%
^El Basha Inc dba RPM West San Fernando Valley	Real Estate	Term Loan	Prime plus 2.75%	6/24/2026	16.7	16.7	15.1	0.01%
^Island Time Investments, LLC dba Swantown Inn Bed & Breakfast	Accommodation	Term Loan	Prime plus 2.75%	6/24/2041	98.8	98.8	105.7	0.04%
^Yellow Cab Company of Kissimmee Inc	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	6/24/2041	55.5	55.5	55.6	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Shooting Sports Academy LLC and Jetaa LLC dba Shooting Sports Academy	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/23/2041	486.3	486.3	494.3	0.18%
^Long Island Comedy LLC dba Governors and New York Comedy, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/23/2041	183.0	183.0	190.1	0.07%
^Visual Advantage LLC dba Signs Now Perryberg	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/23/2041	89.1	89.1	91.7	0.03%
^SNS of Central Alabama, LLC dba Steak N Shake	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/21/2026	51.4	51.4	48.7	0.02%
^Evergreen Investment & Property Management LLC ,Universal Kidney Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/20/2041	1,223.2	1,223.2	1,292.8	0.46%
^Italian Heritage Tile and Stone Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/20/2026	55.9	55.9	50.3	0.02%
^Bagelicious, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/17/2026	48.8	48.8	44.2	0.02%
^T and B Boots Inc dba Takken's Shoes	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	6/17/2026	204.5	204.5	208.9	0.08%
^NKJ Lusby Donuts LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/16/2026	20.1	20.1	18.1	0.01%
^Winegirl Wines LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	6/16/2026	10.1	10.1	10.3	—%
^Blue Eagle Transport Inc, Greeneagle Transport Inc and Golden Eagle Transport	Couriers and Messengers	Term Loan	Prime plus 2.75%	6/16/2026	506.1	506.1	455.9	0.16%
^Jai-Alexia Consulting, Inc.	Couriers and Messengers	Term Loan	Prime plus 2.75%	6/15/2026	10.6	10.6	9.5	—%
^Pumpkin Patch Child Care of Southington, LLC and Giuseppe Pugliares	Social Assistance	Term Loan	Prime plus 2%	6/15/2041	501.5	501.5	497.8	0.18%
^Strag Industries LLC dba Meineke Car Care Center 841	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/15/2026	13.4	13.4	12.9	—%
^Luv 2 Play AZ LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/10/2026	55.9	55.9	55.9	0.02%
^Refoleen Inc dba Spice and Tea Exchange	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/10/2026	77.4	77.4	69.8	0.03%
^VBGB Uptown, LLC dba VBGB Beer Hall & Garden	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/8/2026	75.1	75.1	67.7	0.02%
^ScimTech Industries Inc dba Archer Aerospace	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	6/6/2026	10.7	10.7	9.7	—%
^Larry H. Patterson and Rainbow Movers, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	6/6/2026	20.1	20.1	18.2	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Solvit Inc and Solvit North Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/3/2026	226.2	226.2	211.8	0.08%
^AP5 LLC dba Krauser's Food Store	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/2/2041	236.8	236.8	246.4	0.09%
^ATI Jet Inc	Air Transportation	Term Loan	Prime plus 2.75%	5/31/2026	460.4	460.4	430.3	0.15%
^Farmer Boy Diner Inc dba Farmer Boy Diner & Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/31/2026	44.4	44.4	45.3	0.02%
^Angelo Faia dba AVF Construction	Construction of Buildings	Term Loan	Prime plus 2.75%	5/27/2041	97.1	97.1	100.5	0.04%
^Premier Athletic Center of Ohio, Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/27/2026	77.7	77.7	79.3	0.03%
^Jack Frost Firewood Inc. and David Dubinsky	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/26/2041	201.0	201.0	207.0	0.07%
^Mersada Holdings LLC	Nonstore Retailers	Term Loan	Prime plus 2.75%	5/26/2026	299.6	299.6	305.9	0.11%
^Southwest Division Inc	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	5/26/2026	7.3	7.3	6.9	—%
^PennyLion LLC dba Creamistry	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/25/2026	72.8	72.8	67.1	0.02%
^International Kitchen Supply LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/25/2026	165.8	165.8	155.9	0.06%
^Groth Lumber Co. Inc. dba True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/25/2026	20.0	20.0	20.4	0.01%
^Powerspec Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/24/2026	77.7	77.7	70.0	0.03%
^Island Life Graphics Inc dba FASTSIGNS #576	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	5/24/2026	20.0	20.0	18.2	0.01%
^Horseshoe Barbecue, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/23/2029	12.4	12.4	12.8	—%
^Elderfriend Inc dba Granny Nannies dba GN Live Scan	Social Assistance	Term Loan	Prime plus 2.75%	5/20/2026	11.3	11.3	10.2	—%
^National Air Cargo Holdings Inc	Air Transportation	Term Loan	Prime plus 2.75%	5/20/2026	1,109.5	1,109.5	1,118.9	0.40%
^Pro Auto Repair LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/20/2026	6.6	6.6	6.6	—%
^HBA LLC dba Palmetto Twist-Vista	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2026	17.2	17.2	15.9	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^J&A Laundromat Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/18/2026	59.9	59.9	55.1	0.02%
^Dedicated Incorporated	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/18/2041	45.3	45.3	47.3	0.02%
^J Harris Trucking, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	5/13/2026	38.3	38.3	36.3	0.01%
^FJN Catering Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/13/2041	256.2	256.2	272.6	0.10%
^LED Lighting Enterprises LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/13/2026	20.0	20.0	18.4	0.01%
^Studio Find It Georgia Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/13/2026	20.0	20.0	18.5	0.01%
^Pumpkin Patch Inc and Christine Feliciano and Antonio Feliciano	Social Assistance	Term Loan	Prime plus 2.75%	5/12/2041	129.1	129.1	133.4	0.05%
^The Delon Group LLC dba I Love Juice Bar	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/12/2026	19.3	19.3	17.4	0.01%
^Sabir Inc. dba Bear Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/11/2041	120.8	120.8	127.3	0.05%
^Gator D'Lites LLC dba D'Lites Emporium	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/5/2026	20.0	20.0	18.0	0.01%
^Warner Home Comfort, LLC dba Smith Piping	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/29/2041	80.3	80.3	83.0	0.03%
^Keller, Fishback & Jackson LLP	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/29/2026	115.0	115.0	117.5	0.04%
^Marc S. Rosenberg P.C. dba Mammuth and Rosenberg	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/29/2026	19.8	19.8	17.9	0.01%
^Euro Car Miami LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	4/29/2026	55.1	55.1	56.2	0.02%
^Hard Exercise Works Winter Park LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/29/2026	35.9	35.9	32.3	0.01%
^La Nopalera Mexicano 2, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/29/2026	79.5	79.5	81.2	0.03%
^Loriet LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	4/29/2026	6.6	6.6	6.0	—%
^May-Craft Fiberglass Products Inc	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	4/29/2041	240.8	240.8	257.5	0.09%
^Alpha Omega Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	4/29/2041	171.0	171.0	182.9	0.07%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Scoler LLC dba Gold's Gym	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/29/2026	231.2	231.2	216.3	0.08%
^Empowerschool LLC and Empower Autism Academy, LLC	Social Assistance	Term Loan	Prime plus 2.75%	4/29/2041	147.8	147.8	158.0	0.06%
^Inner Beauty Salon and Suite LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/28/2041	63.2	63.2	67.2	0.02%
^Atlantic Restaurant Associates LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/28/2041	255.4	255.4	269.4	0.10%
^Costume World Inc	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	4/28/2041	1,219.4	1,219.4	1,304.0	0.47%
^Pecos Inn LLC dba Econo Lodge	Accommodation	Term Loan	Prime plus 2.75%	4/28/2041	657.0	657.0	692.9	0.25%
^Shepherd Appraisal Services LLC dba Property Damage Appraisers of Oklahoma	Real Estate	Term Loan	Prime plus 2.75%	4/28/2026	7.9	7.9	7.1	—%
^Knowledge First Inc dba Magic Years of Learning	Social Assistance	Term Loan	Prime plus 2.75%	4/27/2026	70.6	70.6	69.1	0.02%
^Green Country Filter Manufacturing LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	4/27/2026	75.4	75.4	69.4	0.02%
^Accent Comfort Services, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/26/2026	79.3	79.3	71.4	0.03%
^Homecare Casa Rhoda 123 Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2%	4/26/2041	654.6	654.6	656.7	0.24%
^Automotive Core Recycling, LLC and 828 Old Colony Road, LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	4/22/2041	243.2	243.2	244.5	0.09%
^McIntosh Trail Management Services Organization Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/22/2041	414.1	414.1	442.8	0.16%
^Jande Graphics LLC dba FastSigns #103201	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/21/2026	49.3	49.3	44.4	0.02%
^AAA Mill Direct, Inc. dba Carpet Mill Outlets	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	4/21/2026	6.9	6.9	7.1	—%
^Miguel Fernando Borda, P.A. dba BGR Dental	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/15/2026	19.8	19.8	18.3	0.01%
^Sushiya Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/12/2026	77.1	77.1	71.7	0.03%
^Sierra Foothill Cremation & Funeral Service, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/7/2026	46.7	46.7	42.1	0.02%
^Waterfalls Quick Lube LLC and Veracruz Shabo LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/6/2041	268.2	268.2	281.0	0.10%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^KNS Early Learning Academy LLC	Social Assistance	Term Loan	Prime plus 2.75%	4/6/2041	49.7	49.7	51.1	0.02%
^Vehicle Safety Supply LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/31/2026	19.7	19.7	17.7	0.01%
^Men of Steel Enterprises LLC and Vogelbacher Properties LLC	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/31/2041	382.2	382.2	379.9	0.14%
^Gill Express Inc and Blue Speed LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/31/2041	503.2	503.2	521.2	0.19%
^Dana A. Farley dba Independent Cabinets	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	3/31/2041	65.6	65.6	70.1	0.03%
^Christian Soderquist dba Soderquist Plumbing and Heating LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/31/2041	55.1	55.1	58.9	0.02%
^Duke's Cleaners Inc	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/31/2026	41.1	41.1	39.5	0.01%
^Farhad Brothers LLC dba Lulu's Pizzeria & Family Restaurant and Marvin	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/31/2026	54.8	54.8	49.3	0.02%
^Cameo Carter, MD A Professional Corporation dba The Garden Pediatric Group	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/31/2026	65.6	65.6	59.0	0.02%
^Gordon Rogers and Heidi Rogers dba Stone House Motor Inn	Accommodation	Term Loan	Prime plus 2.75%	3/30/2026	19.9	19.9	20.3	0.01%
^NOSO Development, LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	3/30/2026	163.9	163.9	147.5	0.05%
^Wyldewood Cellars, Inc.	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	3/30/2041	969.9	969.9	977.8	0.35%
^Tom Sawyer Country Restaurant LLC and AM 3208 LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/30/2041	250.5	250.5	264.9	0.10%
^MTS Car Service LLC	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	3/30/2026	9.2	9.2	8.3	—%
^Beale Street Blues Company-West Palm Beach, LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	3/30/2026	82.0	82.0	75.4	0.03%
^Barrocas Gym LLC dba Snap Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/29/2026	17.4	17.4	16.6	0.01%
^Vinmar Inc. dba Locanda Portofino	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/29/2026	71.0	71.0	63.9	0.02%
^Lust for Life Footwear, LLC	Leather and Allied Product Manufacturing	Term Loan	Prime plus 2.75%	3/29/2026	327.8	327.8	295.0	0.11%
^Atlantis of Daytona LLC and Pierre Mamane and Eva Mamane	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2%	3/29/2041	491.7	491.7	499.9	0.18%
^Marathon Engineering Corporation	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	3/28/2041	43.7	43.7	45.9	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^PHCDC1 LLC dba Quarter + Glory and Public House Collective, Corp.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/28/2026	43.8	43.8	41.3	0.01%
^ReNew Interior Surface Cleaning LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/28/2026	10.8	10.8	10.9	—%
^RCB Enterprises, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/25/2026	49.2	49.2	44.3	0.02%
^Revolution Physical Therapy LLC dba Apex Network Physical Therapy	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/25/2026	19.9	19.9	18.3	0.01%
^Excel RP Inc	Machinery Manufacturing	Term Loan	Prime plus 2.75%	3/25/2026	109.3	109.3	103.4	0.04%
^ActKnowledge, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/24/2026	109.3	109.3	111.5	0.04%
^International Construction Inc	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	3/24/2041	48.6	48.6	50.1	0.02%
^Lowgap Grocery & Grill LLC	General Merchandise Stores	Term Loan	Prime plus 2.75%	3/24/2041	162.7	162.7	173.9	0.06%
^Flooring Liquidators Inc and Premier Flooring Yonkers Inc and Flooring	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/24/2026	43.7	43.7	44.0	0.02%
^Acton Hardware LLC and Mark Allgood & Jamie Allgood	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/24/2041	484.7	484.7	491.8	0.18%
^Magnation Corporation and Misha Family Trust	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/22/2041	98.6	98.6	105.4	0.04%
^growth.period LLC and Potomac Recruiting LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/21/2026	136.6	136.6	122.9	0.04%
^Precious Care LLC and Precious Care Management LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/21/2026	488.0	488.0	441.6	0.16%
^Media Capital Partners, Inc	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	3/21/2026	19.7	19.7	17.7	0.01%
^Taylors Zinn Enterprises Inc dba Eons Auto Care Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/18/2041	78.4	78.4	83.2	0.03%
^ERT Group Inc and Curt's Tools Inspection Inc	Support Activities for Mining	Term Loan	Prime plus 2.75%	3/18/2041	1,229.8	1,229.8	1,269.0	0.46%
^Kekoa Enterprises Inc dba Signarama Sandy	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/18/2026	43.3	43.3	38.9	0.01%
^Mariam Diner Inc dba Country Kitchen Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/18/2026	45.9	45.9	41.3	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Brian T Rice dba BD Logging	Forestry and Logging	Term Loan	Prime plus 2.75%	3/17/2026	13.8	13.8	13.0	—%
^Demand Printing Solutions Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/16/2026	19.0	19.0	18.7	0.01%
^Evergreen Pallet LLC and Evergreen Recycle LLC	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	3/16/2026	918.7	918.7	864.7	0.31%
^K Soles Corp dba Max Collections	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/16/2026	19.7	19.7	17.7	0.01%
^LAN Doctors Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/16/2026	48.1	48.1	49.1	0.02%
^R & D Enterprises Inc dba My Pool Man	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/15/2026	43.7	43.7	39.3	0.01%
^Mustafa Inc and Raouf Properties LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/14/2041	73.0	73.0	77.2	0.03%
^HEWZ, LLC dba Hard Exercise Works	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/14/2026	19.6	19.6	17.7	0.01%
^Country Paint and Hardware Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/11/2026	76.4	76.4	70.0	0.03%
^Wilban LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/11/2026	94.2	94.2	92.6	0.03%
^Dupre Capital LLC dba Fastsigns	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	3/11/2026	51.1	51.1	45.9	0.02%
^Magill Truck Line LLC and Jeff J. Ralls	Truck Transportation	Term Loan	Prime plus 2.75%	3/11/2029	193.4	193.4	183.9	0.07%
^ABCs & 123s Infant and Child Care Center LP	Social Assistance	Term Loan	Prime plus 2.75%	3/11/2026	9.8	9.8	8.8	—%
^Accuair Control Systems LLC dba Accuair Suspension	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	3/11/2026	131.1	131.1	120.2	0.04%
^State Painting & Decorating Co., Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/10/2026	90.7	90.7	81.6	0.03%
^B.P.T.M. of NV LLC and Agentis Bros., LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/9/2041	510.0	510.0	529.5	0.19%
^Step Up Academy of the Arts LLC	Educational Services	Term Loan	Prime plus 2.75%	3/9/2026	7.0	7.0	6.3	—%
^A & A Auto Care LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/9/2026	10.8	10.8	10.7	—%
^Faith Summit Supply Inc dba Summit Supply and Summit True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/9/2026	19.7	19.7	18.7	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Swerve Salon LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/8/2026	69.1	69.1	62.1	0.02%
^J & W Hardwood Flooring Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/7/2026	6.6	6.6	5.9	—%
^Labmates LLC and POV Holdings LLC	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/4/2041	106.1	106.1	113.4	0.04%
^Hueston and Company CPA LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/4/2026	7.1	7.1	6.5	—%
^Almost Home Daycare LLC	Social Assistance	Term Loan	Prime plus 2.75%	3/3/2026	45.0	45.0	45.2	0.02%
^Miles of Smiles Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/2/2026	83.3	83.3	76.3	0.03%
^Living Essentials HVAC Corp	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/28/2026	13.0	13.0	11.8	—%
^Consulting Solutions, Inc. and Mark Luciani	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/28/2026	9.8	9.8	9.9	—%
^Powerpits CS1, LLC dba Pita Pit	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2026	16.3	16.3	15.3	0.01%
^Drug Detection Laboratories, Inc. and Minh Tran	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/28/2026	17.2	17.2	15.7	0.01%
^Doxa Deo Inc dba Luv 2 Play	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2026	95.1	95.1	88.0	0.03%
^The River Beas, LLC dba Subway and Punam Singh	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2041	131.7	131.7	139.6	0.05%
^Blackstones Hairdressing LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/23/2026	45.4	45.4	41.2	0.01%
^Aaradhya LLC dba Market Square Laundry	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/23/2026	69.4	69.4	62.5	0.02%
^R-No-Landscaping LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/19/2026	7.2	7.2	6.6	—%
^BER Enterprise 332 Inc dba Edible Arrangements	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/19/2026	19.5	19.5	17.7	0.01%
^R & K Contracting Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/18/2026	13.7	13.7	13.8	—%
^Pacific Coast Medical Group LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/17/2026	212.5	212.5	216.8	0.08%
^B for Blonde, LLC dba Blo Blow Dry Bar	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/12/2026	54.4	54.4	49.1	0.02%
^Gilmore Heights Dental Holdings, LTD and Chas Rob LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/12/2029	282.2	282.2	271.5	0.10%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Ei3 Corporation	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/12/2026	283.5	283.5	289.3	0.10%
^Jersey Shore Marina & Boat Sales, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/12/2041	607.0	607.0	648.7	0.23%
^Base USA, Inc.	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	2/2/2026	43.4	43.4	44.3	0.02%
^Zouk Ltd dba Palma	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/29/2026	19.4	19.4	19.8	0.01%
^Tammy Lavertue	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	1/28/2026	9.7	9.7	9.7	—%
^Wildflour Bakery & Cafe LLC	Social Assistance	Term Loan	Prime plus 2.75%	1/28/2026	53.8	53.8	54.3	0.02%
^SuzyQue's LLC dba SuzyQue's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/28/2026	19.4	19.4	19.8	0.01%
^New Image Building Services, Inc. dba The Maids serving Oakland	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/19/2026	71.6	71.6	67.0	0.02%
^Gendron Funeral and Cremation Services, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/11/2041	107.5	107.5	114.9	0.04%
^Dolarian Realty LLC and OV's Restaurant Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/5/2041	65.7	65.7	70.2	0.03%
^Lemonberry Food Stores Inc dba Lemonberry Frozen Yogurt	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/29/2025	96.1	96.1	89.1	0.03%
^MCF Forte LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/29/2025	16.0	16.0	14.5	0.01%
^Panditos LLC dba White Lotus Home	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/28/2025	13.6	13.6	12.2	—%
^Bright Dialysis LLC and Ft Pierce Kidney Care LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/28/2025	1,067.6	1,067.6	962.6	0.35%
^V2 Tango LLC dba Palette 22	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/23/2025	213.5	213.5	197.0	0.07%
^Ridge Road Equestrian LLC dba Ricochet Ridge Ranch Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/23/2040	99.0	99.0	103.4	0.04%
^800 on the Trax LLC and Matrix Z LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	12/23/2040	233.0	233.0	242.0	0.09%
^Joyce Outdoor Advertising Chicago LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/22/2040	291.8	291.8	301.7	0.11%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^The LAX Shop Inc	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	12/22/2025	83.5	83.5	85.1	0.03%
^Premier Athletic Center of Ohio Inc. and Gates Investments and Wade Gates	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/22/2028	792.9	792.9	817.1	0.29%
^Hattingh Incorporated dba Prosthetic Care Facility	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2025	15.4	15.4	14.4	0.01%
^G.W. Fitness Centers, LLC and J.G. Fitness LLC and NP Gym LLC and ANA	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/18/2040	990.3	990.3	1,057.7	0.38%
^Trip Consultants U.S.A. Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/18/2025	149.5	149.5	134.4	0.05%
^Jay Kevin Gremillion dba Dino Smiles Children's Cosmetic Dentistry	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/18/2025	64.0	64.0	58.9	0.02%
^Capital Scrap Metal LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/18/2025	29.7	29.7	27.1	0.01%
^Labmates LLC	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/18/2040	157.0	157.0	167.7	0.06%
^Abbondanza Market LLC dba Hampton Falls Village Market	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/18/2025	57.4	57.4	53.0	0.02%
^Accent Tag and Label Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	12/18/2040	640.6	640.6	667.4	0.24%
^Mustafa Inc dba Adiba Grocery	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/17/2025	88.7	88.7	90.4	0.03%
^Learning Skills LLC and Christopher Shrope	Educational Services	Term Loan	Prime plus 2.75%	12/17/2025	9.2	9.2	8.3	—%
^New York Home Health Care Equipment, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/16/2025	758.9	758.9	767.4	0.28%
^Moments to Remember USA LLC dba Retain Loyalty	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/16/2025	64.1	64.1	62.4	0.02%
^JAG Unit 1, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2025	213.5	213.5	192.0	0.07%
^Abitino's JFK LLC dba Abitino's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2022	98.1	98.1	91.4	0.03%
^Swalm Sreet LLC and New York Home Health Care Equipment LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/16/2040	363.7	363.7	384.7	0.14%
^SDA Holdings LLC and Les Cheveux Salon Inc	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/15/2040	417.7	417.7	429.7	0.15%
^Evans & Paul LLC and E&P Holdings I LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2025	106.8	106.8	98.6	0.04%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Basista Family Limited Partnership and UPE, Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/14/2040	330.9	330.9	343.6	0.12%
^DC Enterprises Ltd. dba Lakeview True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/14/2025	19.2	19.2	19.0	0.01%
^Tri-State Remodeling & Investments, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/11/2025	13.6	13.6	13.6	—%
^AGR Foodmart Inc dba Nashua Road Mobil	Gasoline Stations	Term Loan	Prime plus 2.75%	12/11/2025	19.2	19.2	18.9	0.01%
^Alexandra Afentoulides dba Vi's Pizza Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/11/2040	44.7	44.7	47.7	0.02%
^Cares, Inc dba Dumpling Grounds Day Care Center	Social Assistance	Term Loan	Prime plus 2.75%	12/10/2025	6.4	6.4	6.5	—%
^Custom Exteriors, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/9/2025	85.4	85.4	79.1	0.03%
^Sushiya, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/8/2025	92.9	92.9	86.3	0.03%
^My Jewels, LLC dba The UPS Store #6712	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/7/2025	30.2	30.2	27.2	0.01%
^Blue Ox Trucking Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	12/4/2025	2.5	2.5	2.5	—%
^Food & Fuel Company LLC dba Lowery Food Mart	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/4/2040	118.4	118.4	126.4	0.05%
^LC Blvd Holdings LLC and Mt Pleasant Wash & Wax LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/4/2040	486.4	486.4	510.5	0.18%
^American Campgrounds LLC dba Whit's End Campground	Accommodation	Term Loan	Prime plus 2.75%	12/4/2040	283.1	283.1	297.6	0.11%
^Tariq, LLC dba 76 Food Mart	Gasoline Stations	Term Loan	Prime plus 2.75%	12/2/2040	362.3	362.3	380.7	0.14%
^401 JJS, Corp and G. Randazzo's Trattoria Corporation	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/1/2040	51.3	51.3	53.2	0.02%
^Delta Aggregate, LLC	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	11/30/2025	90.7	90.7	92.5	0.03%
^Hurshell Leon Dutton dba High Jump Party Rentals	Rental and Leasing Services	Term Loan	Prime plus 2.75%	11/30/2025	14.8	14.8	15.1	0.01%
^Japp Business Inc dba Pick and Eat and Japp Drink Corp.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/30/2025	106.1	106.1	99.5	0.04%
^Smokeyard Inc dba Smokeyard BBQ and Chop Shop	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/30/2025	105.9	105.9	97.0	0.03%
^DWeb Studio, Inc.	Educational Services	Term Loan	Prime plus 2.75%	11/25/2025	9.5	9.5	8.6	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^State Painting and Decorating Co Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/25/2025	61.2	61.2	55.1	0.02%
^Sambella Holdings, LLC and Strike Zone Entertainment Center LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/23/2040	738.3	738.3	784.0	0.28%
^Play and Learn Child Care and School Inc	Social Assistance	Term Loan	Prime plus 2.75%	11/23/2025	9.4	9.4	9.6	—%
^Ronny Ramirez RX Corp dba Naturxheal Family Pharmacy	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	11/20/2025	76.4	76.4	69.8	0.03%
^Haven Hospitality Group Inc. dba Haven Gastropub	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/20/2025	112.2	112.2	102.5	0.04%
^CNYP 717 Irondequoit LLC and CNYP 2002 Ontario LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/20/2040	236.8	236.8	236.1	0.08%
^S.B.B. Enterprises Inc dba Williamston Hardware	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/19/2040	104.7	104.7	104.6	0.04%
^Key Pix Productions Inc. dba Air Bud Entertainment	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	11/18/2040	608.0	608.0	649.4	0.23%
^E.S.F.P. LLC dba Volusia Van and Storage	Truck Transportation	Term Loan	Prime plus 2.75%	11/11/2025	75.4	75.4	69.2	0.02%
^Green Life Lawnscapes LLC dba Green Life Lawn Care	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/6/2025	110.3	110.3	110.9	0.04%
^Jumbomarkets Inc dba Rines Jumbomarkets	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/4/2025	259.4	259.4	260.5	0.09%
^Bisson Transportation Inc dba I & R Associates and Document Security	Truck Transportation	Term Loan	Prime plus 2.75%	10/30/2025	18.9	18.9	18.5	0.01%
^L.M. Jury Enterprises, Inc dba Midwest Monograms	Textile Product Mills	Term Loan	Prime plus 2.75%	10/28/2025	65.7	65.7	60.0	0.02%
^Top Cat Ready Mix, LLC, Ples Investments LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/28/2025	597.3	597.3	554.1	0.20%
^Windsor Direct Distribution LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	10/26/2025	12.0	12.0	10.8	—%
^Financial Network Recovery	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/26/2025	33.6	33.6	30.2	0.01%
^Tannehill Enterprises Inc dba Hobbytown USA Folsom	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	10/14/2025	73.4	73.4	66.0	0.02%
^ADMO Inc dba Mid States Equipment	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	10/8/2025	18.9	18.9	17.4	0.01%
^Recycling Consultants, Inc. and Prairie State Salvage and Recycling Inc	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/30/2027	668.0	668.0	634.2	0.23%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^SCJEN Management Inc dba Bowl of Heaven	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2025	60.0	60.0	53.9	0.02%
^Naeem Khan LTD	Apparel Manufacturing	Term Loan	Prime plus 2.75%	9/30/2025	104.1	104.1	93.5	0.03%
^Accent Homes Services LLC dba Benjamin Franklin Plumbing of Kansas City	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/30/2028	58.8	58.8	59.1	0.02%
^Bat Bridge Investments Inc dba Kalologie 360 Spa	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/30/2025	72.7	72.7	65.3	0.02%
^Binky's Vapes LLC	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/30/2025	18.7	18.7	16.8	0.01%
^Barub Realty LLC and Barub LLC dba Woodlawn Cabinets	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	9/30/2040	137.5	137.5	146.6	0.05%
^R.H. Hummer Jr., Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	9/30/2025	324.3	324.3	321.5	0.12%
^Greensward of Marco Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/28/2040	84.1	84.1	87.0	0.03%
^RIM Investments LLC and RIM Architects LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/28/2040	383.5	383.5	395.2	0.14%
^The Grasso Companies LLC and Grasso Pavement Maintenance LLC	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/28/2025	428.0	428.0	435.8	0.16%
^Sandlot Ventures LLC and Sandbox Ventures LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/25/2040	426.0	426.0	434.1	0.16%
^Yachting Solutions LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/25/2040	925.2	925.2	941.5	0.34%
^Prestigious LifeCare for Seniors LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/25/2025	8.2	8.2	7.9	—%
^Daniel W. Stark dba Mountain Valley Lodge and RV Park	Accommodation	Term Loan	Prime plus 2.75%	9/25/2040	13.0	13.0	13.8	—%
^St Lawrence Hotel Corp and Oheka Catering Inc dba Quality Inn	Accommodation	Term Loan	Prime plus 2.75%	9/24/2040	600.8	600.8	625.4	0.22%
^Hagerstown Muffler, Inc. and JMS Muffler, Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/24/2040	314.8	314.8	336.0	0.12%
^J.R. Wheeler Corporation dba Structurz Exhibits and Graphics	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/24/2025	17.5	17.5	17.9	0.01%
^Rutledge Enterprises Inc dba BLC Property Management	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/23/2040	59.6	59.6	62.1	0.02%
^Finish Strong Inc dba FASTSIGNS St Peters	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	9/23/2025	41.7	41.7	37.4	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^J3K LLC dba Ronan True Value Hardware	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/23/2025	127.1	127.1	114.1	0.04%
^Nova Solutions Inc	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	9/22/2040	307.6	307.6	320.5	0.12%
^Pine Belt Wood Products LLC	Forestry and Logging	Term Loan	Prime plus 2.75%	9/22/2040	157.4	157.4	154.5	0.06%
^Sound Manufacturing Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/21/2025	41.6	41.6	39.1	0.01%
^IIoka Inc dba New Cloud Networks	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/21/2025	556.8	556.8	500.0	0.18%
^Vanderhoof LLC dba Soxfords	Apparel Manufacturing	Term Loan	Prime plus 2.75%	9/18/2025	13.2	13.2	11.9	—%
^MiJoy Inc dba Imo's Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/18/2025	6.9	6.9	6.2	—%
^Naeem Khan LTD	Apparel Manufacturing	Term Loan	Prime plus 2.75%	9/17/2025	104.2	104.2	93.5	0.03%
^Import Car Connection Inc dba Car Connection	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/16/2040	391.7	391.7	415.0	0.15%
^FirstVitals Health and Wellness Inc	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/15/2025	125.0	125.0	112.2	0.04%
^Almost Home Daycare LLC	Social Assistance	Term Loan	Prime plus 2.75%	9/11/2025	53.7	53.7	54.5	0.02%
^Veliu LLC dba FASTSIGNS #15901	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	9/10/2025	42.2	42.2	38.8	0.01%
^B and A Friction Materials Inc	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/9/2025	82.6	82.6	74.2	0.03%
^Gardner's Wharf Holdings LLC and Gardner's Wharf Seafood Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	9/8/2040	134.6	134.6	143.6	0.05%
^AIG Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/4/2040	349.7	349.7	352.6	0.13%
^Empower Autism Academy	Social Assistance	Term Loan	Prime plus 2.75%	9/4/2040	658.5	658.5	702.8	0.25%
^Higher Grounds Community Coffeehouse, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/2/2025	6.9	6.9	6.4	—%
^Delray Scrap Recycling LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	8/31/2025	18.4	18.4	16.5	0.01%
^The Camera House Inc	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	8/31/2025	1,041.2	1,041.2	998.9	0.36%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^LAN Doctors Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/28/2025	67.1	67.1	64.0	0.02%
^Elite Institute LLC dba Huntington Learning Center	Educational Services	Term Loan	Prime plus 2.75%	8/28/2025	12.5	12.5	11.3	—%
^J and K Fitness L.L.C. dba Physiques Womens Fitness Center	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2041	91.1	91.1	95.9	0.03%
^Zephyr Seven Series LLC dba 18/8 Fine Men's Salon	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/28/2025	69.6	69.6	63.7	0.02%
^B and J Catering Inc dba Culinary Solutions	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/27/2040	532.9	532.9	544.2	0.20%
^3000 CSI Property LLC and Consulting Solutions Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/20/2040	132.3	132.3	139.9	0.05%
^God Be Glorified Inc dba GBG Inc	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	8/20/2025	43.8	43.8	39.3	0.01%
^GDP Gourmet LLC dba Joe and John's Pizza Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/19/2040	139.1	139.1	144.2	0.05%
^Gold Jet Corp.	Couriers and Messengers	Term Loan	Prime plus 2.75%	8/14/2025	59.5	59.5	56.7	0.02%
^SKJ Inc dba Subway	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/13/2025	70.0	70.0	63.6	0.02%
^LP Industries Inc dba Childforms	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	7/29/2025	102.4	102.4	100.0	0.04%
^Pauley Tree and Lawn Care Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/28/2025	53.8	53.8	50.7	0.02%
^Beale Street Blues Company-West Palm Beach LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	7/24/2025	54.3	54.3	50.3	0.02%
^Forever & Always of Naples Inc dba Island Animal Hospital	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/24/2025	80.9	80.9	77.7	0.03%
^Smart Artists Inc.	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	7/23/2025	18.4	18.4	16.6	0.01%
^Free Ion Advisors LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/21/2025	52.6	52.6	47.3	0.02%
^Murrayville Donuts, Inc dba Dunkin' Donuts	Food and Beverage Stores	Term Loan	Prime plus 2.75%	7/15/2040	333.8	333.8	340.8	0.12%
^Union 2 LLC dba The Standard	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/10/2025	80.3	80.3	77.3	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Thrifty Market, Inc. dba Thrifty Foods	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/30/2030	234.9	234.9	238.7	0.09%
^Danny V, LLC dba Hugo's Taproom	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2040	44.3	44.3	47.1	0.02%
^Anglin Cultured Stone Products LLC dba Anglin Construction	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/30/2025	228.8	228.8	227.8	0.08%
^Jonathan E Nichols and Nichols Fire and Security LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/30/2025	60.9	60.9	62.1	0.02%
^BJ's Tavern LLC and BJ's Cabana Bar Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2040	203.2	203.2	219.3	0.08%
^Myclean Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/29/2025	12.9	12.9	12.7	—%
^Summit Beverage Group LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	8/29/2030	261.7	261.7	267.9	0.10%
^Advanced Skincare Medcenter Inc dba Advanced Skincare Surgery	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/29/2025	274.0	274.0	270.3	0.10%
^CEM Autobody LLC dba Dawn's Autobody	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/26/2040	129.6	129.6	139.0	0.05%
^TJU-DGT Inc dba The Lorenz Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/26/2029	18.2	18.2	19.1	0.01%
^Jihan Inc dba ARCO AM/PM and Diana Inc dba Diana's Recycling	Gasoline Stations	Term Loan	Prime plus 2.75%	6/26/2040	363.4	363.4	391.2	0.14%
^SofRep, Inc dba Force 12 Media	Other Information Services	Term Loan	Prime plus 2.75%	6/26/2025	53.8	53.8	52.7	0.02%
^E & G Enterprises LLC dba Comfort Keepers	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/26/2025	18.3	18.3	17.9	0.01%
^Ohs Auto Body, Inc. dba Ohs Body Shop	Repair and Maintenance	Term Loan	7.465%	6/25/2040	1,167.1	1,167.1	1,251.2	0.45%
^Wolf Enviro Interests, LLC and Enviromax Services Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/25/2040	236.2	236.2	250.2	0.09%
^Evinger PA One, Inc. dba Postal Annex, Falcon	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/24/2025	18.3	18.3	18.3	0.01%
^Richards Plumbing and Heating Co., Inc. dba Richards Mechanical	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/23/2040	527.6	527.6	575.2	0.21%
^RJI Services, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/23/2025	18.1	18.1	17.7	0.01%
^Real Help LLC dba Real Help Decorative Concrete	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/22/2025	43.1	43.1	44.4	0.02%
^PM Cassidy Enterprises, Inc. dba Junk King	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/19/2025	12.1	12.1	11.9	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^KRN Logistics, LLC and Newsome Trucking, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	6/19/2025	448.4	448.4	450.6	0.16%
^Inverted Healthcare Staffing of Florida LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/18/2025	49.7	49.7	48.8	0.02%
^Flooring Liquidators Inc and Flooring Liquidators of Mt Kisco LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/17/2025	378.7	378.7	389.6	0.14%
^AM PM Properties, LLC and AM PM Willington, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/17/2040	83.0	83.0	90.2	0.03%
^Nelson Sargsyan dba HDA Trucking	Support Activities for Transportation	Term Loan	Prime plus 2.75%	6/16/2025	105.9	105.9	103.8	0.04%
^Bizzare Foods Inc dba Trooper Foods	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/12/2025	95.6	95.6	93.8	0.03%
^Mirage Plastering Inc and Mpire LLC and Mpire II LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/12/2040	132.7	132.7	139.0	0.05%
^Anturio Marketing Inc dba Logic Consulting	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/12/2040	277.6	277.6	302.6	0.11%
^Eldredge Tavern LLC dba Gonyea's Tavern	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/8/2040	53.8	53.8	58.6	0.02%
^Nicor LLC dba Fibrenew Sacramento	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/5/2022	9.7	9.7	9.4	—%
^Chitalian Fratelli LLC dba Francesca Brick Oven Pizza and Pasta	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/5/2025	12.7	12.7	12.5	—%
^ViAr Visual Communications, Inc. dba Fastsigns 281701	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/5/2025	50.3	50.3	49.8	0.02%
^Video Vault & Tanning LLC and Mosaic Salon LLC	Rental and Leasing Services	Term Loan	Prime plus 2.75%	6/4/2040	86.6	86.6	94.4	0.03%
^Medworxs LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/3/2025	101.5	101.5	99.8	0.04%
^XCESSIVE THROTTLE, INC dba Jake's Roadhouse	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2025	6.7	6.7	6.5	—%
^Villela CPA PL	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/27/2025	7.2	7.2	7.2	—%
^God is Good LLC dba BurgerFi	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/27/2025	11.4	11.4	11.8	—%
^Douglas Posey and Sally Watkinson dba Audrey's Farmhouse	Accommodation	Term Loan	Prime plus 2.75%	5/20/2040	166.2	166.2	180.0	0.06%
^Pen Tex Inc dba The UPS Store	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/20/2025	17.7	17.7	17.4	0.01%
^Capstone Pediatrics PLLC and Capstone Healthcare Consulting LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/15/2025	579.6	579.6	573.0	0.21%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^15 McArdle LLC and No Other Impressions Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/15/2040	245.5	245.5	261.7	0.09%
^Guard Dogs MFS LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/8/2025	52.3	52.3	51.5	0.02%
^George S Cochran DDS Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/7/2025	105.1	105.1	103.1	0.04%
^South Park Properties LLC and Midlothian Hardware LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/6/2040	161.7	161.7	176.2	0.06%
^Matthew Taylor and Landon Farm LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/4/2040	96.1	96.1	101.0	0.04%
^Cares Inc dba Dumpling Grounds Day Care Center	Social Assistance	Term Loan	Prime plus 2.75%	5/1/2040	77.3	77.3	84.3	0.03%
^Orchid Enterprises Inc dba Assisting Hands of Sussex County	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/24/2025	12.0	12.0	11.7	—%
^Ragazza Restaurant Group, Inc. dba Bambolina	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/21/2025	17.2	17.2	17.1	0.01%
^Diamond Solutions LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	4/21/2025	17.0	17.0	16.7	0.01%
^Giacchino Maritime Consultants Inc	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/17/2025	17.9	17.9	17.6	0.01%
^Sound Coaching Inc	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	4/14/2025	35.4	35.4	34.7	0.01%
^Faramarz Nikourazm dba Car Clinic Center	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/3/2040	70.1	70.1	75.4	0.03%
^Advance Case Parts RE Holdings LLC and Advance Case Parts Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/31/2040	707.0	707.0	751.1	0.27%
^T and B Boots Inc dba Takken's Shoes	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	3/31/2025	130.3	130.3	134.3	0.05%
^Havana Central NJ1, LLC dba Havana Central	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/31/2025	218.9	218.9	225.2	0.08%
^Mid-South Lumber Co. of Northwest Florida, Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/31/2040	407.8	407.8	432.3	0.16%
^Copper Beech Financial Group LLC	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	3/30/2025	98.8	98.8	99.4	0.04%
^Delta Aggregate LLC	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	3/30/2025	78.9	78.9	81.3	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Sunset Marine Resort LLC and GoXpeditions LLC	Accommodation	Term Loan	Prime plus 2.75%	3/27/2040	287.0	287.0	312.7	0.11%
^Foresite Realty Partners LLC and Foresite Real Estate Holdings LLC	Real Estate	Term Loan	Prime plus 2.75%	3/27/2025	979.0	979.0	958.7	0.34%
^Shellhorn and Hill Inc dba Total Fleet Service	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/27/2040	985.7	985.7	1,044.9	0.38%
^Shorr Enterprises Inc dba New Design Furniture Manufacturers	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	3/27/2025	84.3	84.3	85.2	0.03%
^Geo Los Angeles LLC dba Geo Film Group	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/26/2025	102.8	102.8	103.7	0.04%
^Joyce Outdoor Advertising NJ LLC and Joyce Outdoor Advertising LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/26/2040	51.4	51.4	55.8	0.02%
^Zero-In Media Inc	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	3/25/2025	17.8	17.8	17.4	0.01%
^Carpet Exchange of North Texas Inc and Clyde E. Cumbie Jr	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	3/25/2040	770.5	770.5	838.3	0.30%
^Loriet LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/24/2025	9.5	9.5	9.3	—%
^Shelton Incorporated dba Mrs. Winners	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/20/2040	107.0	107.0	116.5	0.04%
^Jaymie Hazard dba Indigo Hair Studio and Day Spa	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/20/2040	41.1	41.1	44.1	0.02%
^R & R Security and Investigations Inc dba Pardners Lake Buchanan	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/19/2040	81.3	81.3	88.5	0.03%
^MMS Realty, LLC and Molecular MS Diagnostics LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/18/2040	152.9	152.9	163.7	0.06%
^Royal Crest Motors LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/16/2040	86.8	86.8	93.4	0.03%
^BND Sebastian Limited Liability Company and Sebastian Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/16/2040	164.1	164.1	177.5	0.06%
^Douglas Printy Motorsports, Inc. dba Blackburn Trike	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/9/2040	182.4	182.4	195.3	0.07%
^Luigi's on Main LLC and Luigi's Main Street Pizza Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/4/2025	8.9	8.9	9.2	—%
^Baystate Firearms and Training, LLC	Educational Services	Term Loan	Prime plus 2.75%	2/27/2025	49.5	49.5	48.7	0.02%
^Kingseal LLC dba Desoto Health and Rehab Center	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	2/26/2040	1,192.7	1,192.7	1,299.2	0.47%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Pace Motor Lines, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	2/26/2025	51.7	51.7	53.3	0.02%
^Nelson Financial Services LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/24/2025	9.8	9.8	9.5	—%
^Kiddie Steps 4 You Inc.	Social Assistance	Term Loan	Prime plus 2.75%	2/19/2040	58.9	58.9	63.0	0.02%
^Triangle Trash LLC dba Bin There Dump That	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	2/18/2025	58.2	58.2	58.4	0.02%
^Silva Realty Holdings, LLC and MF-Silva Enterprises, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/11/2040	163.0	163.0	174.3	0.06%
^740 Barry Street Realty LLC and Wild Edibles Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	2/10/2040	467.6	467.6	509.4	0.18%
^Kostekos Inc dba New York Style Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/6/2040	63.0	63.0	67.7	0.02%
^DuCharme Realty LLC and DuCharme Enterprises LLC	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	2/2/2040	213.8	213.8	227.8	0.08%
^Dean 1021 LLC dba Pure Pita	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/29/2025	63.4	63.4	62.5	0.02%
^Limameno LLC dba Sal's Italian Ristorante	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/23/2025	64.6	64.6	63.9	0.02%
^Palmabak Inc dba Mami Nora's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/22/2025	12.4	12.4	12.8	—%
^Jung Design Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/20/2022	5.4	5.4	5.2	—%
^Grand Blanc Lanes, Inc. and H, H and H, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/31/2039	126.0	126.0	136.8	0.05%
^Bear Creek Entertainment, LLC dba The Woods at Bear Creek	Accommodation	Term Loan	Prime plus 2.75%	12/30/2024	85.4	85.4	87.9	0.03%
^Evans and Paul LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/30/2024	172.0	172.0	176.2	0.06%
^FHJE Ventures LLC and Eisenreich II Inc dba Breakneck Tavern	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/30/2039	233.6	233.6	248.2	0.09%
^First Prevention and Dialysis Center, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/30/2024	221.9	221.9	225.7	0.08%
^Bowlerama Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/24/2039	1,139.4	1,139.4	1,240.2	0.45%
^401 JJS Corporation and G. Randazzo Corporation	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/23/2039	452.7	452.7	489.7	0.18%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^The Lodin Group LLC and Lodin Health Imaging Inc dba Highlands Breast	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/23/2039	501.7	501.7	531.9	0.19%
^Thermoplastic Services Inc and Paragon Plastic Sheet, Inc	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	12/23/2039	473.1	473.1	514.9	0.18%
^Atlantis of Daytona LLC and Ocean Club Sportswear Inc	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	12/23/2039	194.1	194.1	211.3	0.08%
^Beale Street Blues Company-West Palm Beach, LLC dba Lafayette Music Hall	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/22/2024	144.2	144.2	143.5	0.05%
^MM and M Management Inc dba Pizza Artista	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/19/2025	36.7	36.7	36.2	0.01%
^B.S. Ventures LLC dba Dink's Market	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/19/2039	50.9	50.9	55.4	0.02%
^The Jewelers Inc. dba The Jewelers of Las Vegas	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	12/19/2024	961.0	961.0	943.3	0.34%
^Will Zac Management LLC dba Papa John's	Food Services and Drinking Places	Term Loan	6.25%	12/19/2024	130.7	121.7	134.5	0.05%
^B & W Towing, LLC and Boychucks Fuel LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/17/2039	155.5	155.5	166.1	0.06%
^All American Games, LLC and Sportslink - The Game, LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/10/2024	307.5	307.5	306.9	0.11%
^Kemmer LLC and Apples Tree Top Liquors LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/4/2039	130.9	130.9	139.3	0.05%
^The Red Pill Management, Inc. dba UFC Gym Matthews	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	11/26/2024	42.0	42.0	41.8	0.02%
^Teamnewman Enterprises LLC dba Newmans at 988 and John H. Newman	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/25/2039	141.5	141.5	151.5	0.05%
^DeRidder Chiropractic LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/25/2024	10.1	10.1	10.3	—%
^Modern Manhattan LLC	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	11/25/2024	167.5	167.5	164.7	0.06%
^Legacy Estate Planning Inc dba American Casket Enterprises	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/21/2024	32.0	32.0	31.3	0.01%
^J&D Resources, LLC dba Aqua Science	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/21/2024	578.9	578.9	570.4	0.20%
^DC Real LLC and DC Enterprises LTD dba Lakeview True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/20/2039	113.3	113.3	122.5	0.04%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^MLM Enterprises LLC and Demand Printing Solutions Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/18/2024	53.7	53.7	54.4	0.02%
^JEJE Realty LLC and La Familia Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/10/2039	171.2	171.2	184.3	0.07%
^Joey O's LLC and Jennifer Olszewski	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/7/2024	0.7	0.7	0.7	—%
^Heartland American Properties LLC and Skaggs RV Outlet LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/31/2039	451.5	451.5	487.6	0.18%
^Golden Transaction Corporation dba Bleh Sunoco	Gasoline Stations	Term Loan	Prime plus 2.75%	10/30/2039	147.7	147.7	160.1	0.06%
^Seelan Inc dba Candleridge Market	Gasoline Stations	Term Loan	Prime plus 2.75%	10/27/2039	85.3	85.3	91.4	0.03%
^Navdeep B Martins and Busy Bubbles LLC dba Wishy Washy	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/24/2039	84.0	84.0	89.4	0.03%
^One Hour Jewelry Repair Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/14/2024	15.5	15.5	15.2	0.01%
^DNT Storage and Properties LLC	Real Estate	Term Loan	Prime plus 2.75%	10/10/2039	95.9	95.9	104.0	0.04%
^Sound Manufacturing Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/10/2024	141.3	141.3	140.5	0.05%
^Return to Excellence, Inc. dba The Waynesville Inn Golf & Spa	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/10/2039	1,192.8	1,192.8	1,298.3	0.47%
^Smith Spinal Care Center P.C. and James C. Smith	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/8/2039	56.6	56.6	61.0	0.02%
^Doctors Express Management of Central Texas LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/8/2024	70.0	70.0	71.6	0.03%
^Michael Rey Jr. and Lynn J. Williams and GIG Petcare	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/3/2039	116.8	116.8	126.5	0.05%
^Sumad LLC dba BrightStar Care of Encinitas	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/2/2024	40.1	40.1	41.2	0.01%
^Roccos LLC and Sullo Pantalone Inc dba Rocco's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2039	240.6	240.6	256.9	0.09%
^Keller Holdings LLC and David H Keller III and Carie C Keller	Scenic and Sightseeing Transportation	Term Loan	Prime plus 2.75%	9/30/2039	94.1	94.1	102.2	0.04%
^Orange County Insurance Brokerage Inc dba Beaty Insurance Agency	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	9/29/2039	306.9	306.9	333.8	0.12%
^The Woods at Bear Creek LLC and Bear Creek Entertainment LLC	Accommodation	Term Loan	Prime plus 2.75%	9/29/2039	489.6	489.6	532.5	0.19%
^Gordon E Rogers dba Stonehouse Motor Inn	Accommodation	Term Loan	Prime plus 2.75%	9/26/2039	54.1	54.1	58.8	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Auto Shine Carwash Inc and AKM R. Hossain and Jessica F. Masud	Gasoline Stations	Term Loan	Prime plus 2.75%	9/26/2024	16.8	16.8	16.6	0.01%
^Keys Phase One LLC dba The Grand Guesthouse	Accommodation	Term Loan	Prime plus 2.75%	9/26/2039	696.2	696.2	752.3	0.27%
^6 Price Avenue, LLC and Pauley Tree & Lawn Care, Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/24/2039	432.6	432.6	456.4	0.16%
^North Columbia LLC and Loop Liquor and Convenience Store LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/24/2039	150.0	150.0	162.0	0.06%
^Andrene's LLC dba Andrene's Caribbean Soul Food Carry Out	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/23/2024	23.4	23.4	22.9	0.01%
^Ryan Crick and Pamela J. Crick and Crick Enterprises Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2039	136.9	136.9	148.9	0.05%
^Modern Leather Goods Repair Shop Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2024	43.4	43.4	42.4	0.02%
^Tavern Properties LLC and Wildwood Tavern LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/15/2039	402.5	402.5	434.3	0.16%
^Animal Intrusion Prevention Systems Holding Company, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/15/2024	204.5	204.5	204.1	0.07%
^KW Zion, LLC and Key West Gallery Inc	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/12/2039	1,176.2	1,176.2	1,270.9	0.46%
^Indy East Smiles Youth Dentistry LLC dba Prime Smile East	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/11/2024	470.6	470.6	460.7	0.17%
^B&P Diners LLC dba Engine House Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/10/2024	59.7	59.7	58.4	0.02%
^Feel The World Inc dba Xero Shoes and Invisible Shoes	Leather and Allied Product Manufacturing	Term Loan	Prime plus 2.75%	9/5/2024	38.8	38.8	38.2	0.01%
^Delta Aggregate LLC	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	8/28/2039	859.0	859.0	934.3	0.34%
^Lamjam LLC, Goldsmith Lambros Inc	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	8/27/2024	100.0	100.0	102.8	0.04%
^Orange County Cleaning Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/27/2024	23.5	23.5	22.9	0.01%
^Qycell Corporation	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	8/26/2024	89.3	89.3	89.7	0.03%
^Atlas Auto Body Inc dba Atlas Auto Sales	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/22/2039	48.4	48.4	51.9	0.02%
^Katie Senior Care LLC dba Home Instead Senior Care	Social Assistance	Term Loan	Prime plus 2.75%	8/15/2024	91.9	91.9	89.8	0.03%
^Alpha Preparatory Academy LLC	Social Assistance	Term Loan	Prime plus 2.75%	8/15/2039	136.9	136.9	148.9	0.05%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^S&P Holdings of Daytona LLC, S&P Corporation of Daytona Beach	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	8/15/2039	384.5	384.5	418.2	0.15%
^Hamer Road Auto Salvage, LLC and Scott T. Cook and Nikki J. Cook	Motor Vehicle and Parts Dealers	Term Loan	6%	8/8/2039	177.0	177.0	192.5	0.07%
^Almost Home Property LLC and Almost Home Daycare LLC	Social Assistance	Term Loan	Prime plus 2.75%	8/7/2039	677.8	677.8	734.8	0.26%
^AGV Enterprises LLC dba Jet's Pizza #42	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2024	40.1	40.1	39.5	0.01%
^iFood, Inc. dba Steak N Shake	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2024	288.2	288.2	289.1	0.10%
^575 Columbus Avenue Holding Company, LLC and LA-ZE LLC dba EST EST EST	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/30/2039	20.4	20.4	22.1	0.01%
^Honeyspot Investors LLP and Pace Motor Lines Inc	Truck Transportation	Term Loan	Prime plus 2.75%	7/24/2039	140.6	140.6	152.9	0.05%
^Miss Cranston Diner II, LLC and Miss Cranston II Realty LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/17/2039	95.8	95.8	103.2	0.04%
^AMG Holding, LLC and Stetson Automotive, Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/30/2039	194.6	194.6	213.9	0.08%
^Highway Striping Inc	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	6/30/2024	38.5	38.5	39.3	0.01%
^Lisle Lincoln II Limited Partnership dba Lisle Lanes LP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/30/2024	72.3	72.3	74.8	0.03%
^Honeyspot Investors LLP and Pace Motor Lines Inc	Truck Transportation	Term Loan	Prime plus 2.75%	6/30/2039	820.1	820.1	901.2	0.32%
^iFood, Inc. dba Steak N Shake	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2039	590.9	590.9	643.1	0.23%
^FHJE Ventures LLC and Eisenreich II Inc. dba Breakneck Tavern	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/27/2039	301.1	301.1	329.8	0.12%
^Zinger Hardware and General Merchant Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/26/2024	45.0	45.0	46.5	0.02%
^JPM Investments LLC and Carolina Family Foot Care P.A.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/26/2039	132.6	132.6	145.4	0.05%
^Nikobella Properties LLC and JPO Inc dba Village Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/25/2039	449.3	449.3	492.3	0.18%
^Big Sky Plaza LLC and Strickland, Incorporated dba Livingston True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/20/2039	218.4	218.4	239.2	0.09%
^510 ROK Realty LLC dba ROK Health and Fitness and Robert N. D'urso	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/19/2024	251.4	251.4	259.9	0.09%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Nirvi Enterprises LLC dba Howard Johnson / Knights Inn	Accommodation	Term Loan	Prime plus 2.75%	6/17/2039	861.0	861.0	946.2	0.34%
^Global Educational Delivery Services LLC	Educational Services	Term Loan	Prime plus 2.75%	6/16/2024	43.9	43.9	45.4	0.02%
^Rainbow Dry Cleaners	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/13/2024	90.5	90.5	92.5	0.03%
^NVR Corporation dba Discount Food Mart	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/11/2039	61.7	61.7	67.8	0.02%
^Sico & Walsh Insurance Agency Inc and The AMS Trust	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	6/6/2039	87.8	87.8	96.5	0.03%
^Sujata Inc dba Stop N Save Food Mart and Dhruvesh Patel	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/3/2024	16.3	16.3	16.6	0.01%
^Long Island Barber + Beauty LLC	Educational Services	Term Loan	Prime plus 2.75%	6/2/2039	51.9	51.9	56.8	0.02%
^CJR LLC, and PowerWash Plus, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/30/2024	37.9	37.9	39.1	0.01%
^Pocono Coated Products, LLC	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/30/2024	16.1	16.1	16.6	0.01%
^Wilton Dental Care P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/29/2024	93.7	93.7	95.3	0.03%
^EGM Food Services Inc dba Gold Star Chili	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2024	13.8	13.8	14.1	0.01%
^Jonesboro Health Food Center LLC	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	5/27/2024	43.0	43.0	43.7	0.02%
^Hae M. and Jin S. Park dba Buford Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/15/2039	154.8	154.8	169.1	0.06%
^The River Beas LLC and Punam Singh	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/8/2039	84.6	84.6	92.7	0.03%
^AS Boyals LLC dba Towne Liquors	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/29/2039	101.5	101.5	111.5	0.04%
^Gerami Realty, LC, Sherrill Universal City Corral, LP	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/23/2027	62.9	62.9	65.9	0.02%
^Complete Body & Paint, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/23/2039	19.5	19.5	21.4	0.01%
^Island Wide Realty LLC and Long Island Partners, Inc.	Real Estate	Term Loan	Prime plus 2.75%	4/22/2039	96.8	96.8	106.4	0.04%
^Wilshire Media Systems Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/17/2024	132.1	132.1	134.7	0.05%
^1899 Tavern & Tap LLC and Ale House Tavern & Tap LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/9/2039	127.2	127.2	139.6	0.05%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Dantanna's Tavern LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2024	117.7	117.7	120.4	0.04%
^Little People's Village II LLC and Iliopoulos Realty LLC	Social Assistance	Term Loan	Prime plus 2.75%	3/31/2039	86.2	86.2	94.0	0.03%
^Hodges Properties LLC and Echelon Enterprises Inc dba Treads Bicycle	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	3/31/2039	417.7	417.7	457.7	0.16%
^Little People's Village II LLC and Iliopoulos Realty LLC	Social Assistance	Term Loan	Prime plus 2.75%	3/31/2039	95.1	95.1	103.7	0.04%
^Eagle Aggregate Transportation, LLC and Eagle Pneumatic Transport LLC	Truck Transportation	Term Loan	Prime plus 2.75%	3/31/2024	522.7	522.7	537.3	0.19%
^Kemmer, LLC and Pitts Package Store, Inc.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/31/2039	109.5	109.5	118.9	0.04%
^Lake Area Autosound LLC and Ryan H. Whittington	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	7/28/2039	118.0	118.0	129.2	0.05%
^Wilban LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/28/2039	402.7	402.7	440.9	0.16%
^Knowledge First Inc dba Magic Years of Learning and Kimberly Knox	Social Assistance	Term Loan	Prime plus 2.75%	3/21/2039	135.1	135.1	147.5	0.05%
^636 South Center Holdings, LLC and New Mansfield Brass and Aluminum Co	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	3/20/2039	72.6	72.6	79.7	0.03%
^Cormac Enterprises and Wyoming Valley Beverage Incorporated	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/20/2039	103.2	103.2	113.3	0.04%
^Kinisi, Inc. dba The River North UPS Store	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/18/2024	20.3	20.3	21.0	0.01%
^SE Properties 39 Old Route 146, LLC, SmartEarly Clifton Park LLC	Social Assistance	Term Loan	Prime plus 2.75%	3/14/2039	380.7	380.7	418.0	0.15%
^Tortilla King Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	3/14/2039	202.6	202.6	220.8	0.08%
^Tortilla King, Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	3/14/2029	875.7	875.7	919.0	0.33%
^Bowl Mor, LLC dba Bowl Mor Lanes / Spare Lounge, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/13/2039	207.9	207.9	228.3	0.08%
^Avayaan2 LLC dba Island Cove	Gasoline Stations	Term Loan	Prime plus 2.75%	3/7/2039	146.5	146.5	160.4	0.06%
^R & R Boyal LLC dba Cap N Cat Clam Bar and Little Ease Tavern	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/28/2039	387.8	387.8	423.9	0.15%
^Summit Beverage Group LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	2/28/2024	243.3	243.3	249.9	0.09%
^Faith Memorial Chapel LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2039	199.2	199.2	217.5	0.08%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^952 Boston Post Road Realty, LLC and HNA LLC dba Styles International	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2039	196.0	196.0	214.0	0.08%
^Choe Trade Group Inc dba Rapid Printers of Monterey	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	2/28/2024	110.5	110.5	114.1	0.04%
^96 Mill Street LLC, Central Pizza LLC and Jason Bikakis George Bikaki	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/12/2039	131.9	131.9	144.8	0.05%
^JWB Industries, Inc. dba Carteret Die Casting	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	2/11/2024	194.3	194.3	198.0	0.07%
^Awesome Pets II Inc dba Mellisa's Pet Depot	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	2/7/2024	58.4	58.4	59.6	0.02%
^986 Dixwell Avenue Holding Company, LLC and Mughali Foods, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/7/2039	92.4	92.4	101.2	0.04%
^Sarah Sibadan dba Sibadan Agency	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	1/27/2039	119.9	119.9	131.5	0.05%
^JDR Industries Inc dba CST-The Composites Store, JetCat USA	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	1/21/2024	96.2	96.2	98.5	0.04%
^Icore Enterprises Inc dba Air Flow Filters Inc	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	1/15/2024	14.9	14.9	15.4	0.01%
^Carl R. Bieber, Inc. dba Bieber Tourways/Bieber Transportation	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2027	575.7	575.7	604.3	0.22%
^Nutmeg North Associates LLC (OC) Steeltech Building Products Inc	Construction of Buildings	Term Loan	Prime plus 2.75%	12/31/2038	848.7	848.7	925.6	0.33%
^Shane M. Howell and Buck Hardware and Garden Center, LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/27/2038	299.3	299.3	326.2	0.12%
^KK International Trading Corporation	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/23/2028	155.7	155.7	163.9	0.06%
^Mosley Auto Group LLC dba America's Automotive	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/20/2038	204.9	204.9	224.5	0.08%
^Kurtis Sniezek dba Wolfe's Foreign Auto	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/20/2038	82.2	82.2	90.2	0.03%
^PLES Investements, LLC and John Redder, Pappy Sand & Gravel, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/19/2038	513.5	513.5	560.6	0.20%
^TAK Properties LLC and Kinderland Inc	Social Assistance	Term Loan	Prime plus 2.75%	12/18/2038	375.1	375.1	409.8	0.15%
^TOL LLC dba Wild Birds Unlimited	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	12/13/2023	12.6	12.6	12.9	—%
^920 CHR Realty LLC V. Garofalo Carting Inc	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	12/10/2038	387.3	387.3	424.9	0.15%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^DKB Transport Corp	Truck Transportation	Term Loan	Prime plus 2.75%	12/5/2038	128.3	128.3	140.8	0.05%
^Firm Foundations Inc David S Gaitan Jr and Christopher K Daigle	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/3/2038	96.4	96.4	104.8	0.04%
^Spectrum Development LLC and Solvit Inc & Solvit North, Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/2/2023	267.3	267.3	273.5	0.10%
^BVIP Limousine Service LTD	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	11/27/2038	70.6	70.6	77.3	0.03%
^Eco-Green Reprocessing LLC and Denali Medical Concepts, LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	11/27/2023	45.1	45.1	45.8	0.02%
^Wallace Holdings LLC, GFA International Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.5%	11/25/2023	83.5	83.5	84.3	0.03%
^AcuCall LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/21/2023	10.4	10.4	10.5	—%
^Kids in Motion of Springfield LLC dba The Little Gym of Springfield IL	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/18/2023	30.8	30.8	31.3	0.01%
^Yousef Khatib dba Y&M Enterprises	Wholesale Electronic Markets and Agents and Brokers	Term Loan	Prime plus 2.75%	11/15/2023	50.3	50.3	51.2	0.02%
^Howell Gun Works LLC	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	11/14/2023	3.8	3.8	3.8	—%
^Polpo Realty, LLC, Polpo Restaurant, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/6/2038	57.5	57.5	63.1	0.02%
^Twinsburg Hospitality Group LLC dba Comfort Suites	Accommodation	Term Loan	Prime plus 2.75%	10/31/2038	874.3	874.3	954.3	0.34%
^Mid-Land Sheet Metal Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/31/2038	126.9	126.9	138.9	0.05%
^Master CNC Inc & Master Properties LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2038	549.6	549.6	598.2	0.21%
^Janice B. McShan and The Metropolitan Day School, LLC	Social Assistance	Term Loan	Prime plus 2.75%	10/31/2023	29.1	29.1	30.0	0.01%
^1 North Restaurant Corp dba 1 North Steakhouse	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/31/2038	195.8	195.8	214.5	0.08%
^New Image Building Services Inc. dba New Image Repair Services	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/29/2023	219.5	219.5	223.8	0.08%
^Greenbrier Technical Services, Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/24/2023	145.0	145.0	149.5	0.05%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Clairvoyant Realty Corp. and Napoli Marble & Granite Design, Ltd	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/24/2038	226.8	226.8	247.3	0.09%
^Kelly Auto Care LLC dba Shoreline Quick Lube and Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/18/2023	58.0	58.0	59.1	0.02%
^First Steps Real Estate Company, LLC and First Steps Preschool	Social Assistance	Term Loan	Prime plus 2.75%	9/30/2038	89.7	89.7	97.6	0.04%
^Lenoir Business Partners LLC, LP Industries, Inc dba Childforms	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	271.6	271.6	297.2	0.11%
^Top Properties LLC and LP Industries, Inc dba Childforms	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	110.6	110.6	121.2	0.04%
^Discount Wheel and Tire	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/30/2038	205.6	205.6	224.3	0.08%
^Cencon Properties LLC and Central Connecticut Warehousing Company, Inc	Warehousing and Storage	Term Loan	Prime plus 2.75%	9/30/2038	317.0	317.0	347.5	0.12%
^Mitchellville Family Dentistry, Dr. Octavia Simkins-Wiseman DDS PC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/27/2038	307.8	307.8	336.3	0.12%
^Gabrielle Realty, LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	9/27/2038	696.0	696.0	759.1	0.27%
^Anthony C Dinoto and Susan S P Dinoto and Anthony C Dinoto Funeral Home	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/26/2038	91.9	91.9	100.7	0.04%
^Eastside Soccer Dome, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2038	426.0	426.0	467.0	0.17%
^HJ & Edward Enterprises, LLC dba Sky Zone	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2023	177.5	177.5	182.3	0.07%
^Southeast Chicago Soccer, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2038	47.1	47.1	51.6	0.02%
^Kiddie Steps 4 You Inc.	Social Assistance	Term Loan	Prime plus 2.75%	9/25/2038	83.0	83.0	90.4	0.03%
^Diamond Memorials Incorporated	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/25/2023	8.1	8.1	8.2	—%
^Serious-Fun in Alpharetta, LLC dba The Little Gym of Alpharetta	Educational Services	Term Loan	Prime plus 2.75%	9/20/2023	30.5	30.5	31.0	0.01%
^Faith Memorial Chapel LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/20/2038	246.9	246.9	269.8	0.10%
^Westville Seafood LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/19/2038	103.2	103.2	112.6	0.04%
^Maynard Enterprises Inc dba Fastsigns of Texarkana	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/18/2023	10.6	10.6	10.8	—%
^Grafio Inc dba Omega Learning Center-Acworth	Educational Services	Term Loan	Prime plus 2.75%	9/13/2023	108.7	108.7	110.6	0.04%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Sound Manufacturing Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/12/2028	44.2	44.2	46.3	0.02%
^The Berlerro Group, LLC dba Sky Zone	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/12/2023	285.1	285.1	289.9	0.10%
^Prospect Kids Academy Inc	Educational Services	Term Loan	Prime plus 2.75%	9/11/2038	114.2	114.2	124.8	0.04%
^Alma J. and William R. Walton and Almas Child Day Care Center	Social Assistance	Term Loan	Prime plus 2.75%	9/11/2038	36.3	36.3	39.8	0.01%
^B for Brunette dba Blo	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/10/2023	35.4	35.4	35.9	0.01%
^Schmaltz Holdings, LLC and Schmaltz Operations, LLC dba Companio	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/4/2038	204.7	204.7	223.3	0.08%
^Excel RP Inc	Machinery Manufacturing	Term Loan	Prime plus 2.75%	8/30/2023	84.3	84.3	86.8	0.03%
^IlOKA Inc dba Microtech Tel and NewCloud Networks	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/30/2023	445.0	445.0	454.0	0.16%
^ACI Northwest Inc.	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	8/30/2023	396.6	396.6	408.4	0.15%
^Gulfport Academy Child Care and Learning Center, Inc. and Jennifer Sis	Social Assistance	Term Loan	Prime plus 2.75%	8/30/2023	28.0	28.0	28.8	0.01%
^Ramard Inc and Advanced Health Sciences Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/28/2023	121.4	121.4	122.8	0.04%
^RM Hawkins LLC dba Pure Water Tech West and Robert M Hawkins	Nonstore Retailers	Term Loan	Prime plus 2.75%	8/26/2023	52.4	52.4	54.0	0.02%
^JSIL LLC dba Blackstones Hairdressing	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/16/2023	12.5	12.5	12.7	—%
^Island Nautical Enterprises, Inc. and Ingwall Holdings, LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	8/14/2038	317.9	317.9	346.2	0.12%
^Caribbean Concepts, Inc. dba Quick Bleach	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/12/2023	14.6	14.6	14.8	0.01%
^Majestic Contracting Services, Inc. dba Majestic Electric and Majestic	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/26/2038	173.9	173.9	189.5	0.07%
^Daniel W and Erin H Gordon and Silver Lining Stables CT, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/24/2023	7.6	7.6	7.8	—%
^Angkor Restaurant Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/19/2038	85.2	85.2	93.3	0.03%
^Harbor Ventilation Inc and Estes Investment, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2038	2.2	2.2	2.4	—%
^Tri County Heating and Cooling Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2023	56.1	56.1	57.8	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Morning Star Trucking LLC and Morning Star Equipment and Leasing LLC	Truck Transportation	Term Loan	Prime plus 2.75%	7/17/2023	34.4	34.4	34.8	0.01%
^Maxiflex LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/28/2023	28.6	28.6	29.5	0.01%
^GIA Realty LLC and VRAJ GIA LLC dba Lakeview Laundromat	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/28/2038	89.1	89.1	98.1	0.04%
^JRA Holdings LLC, Jasper County Cleaners Inc dba Superior Cleaner	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/28/2038	109.0	109.0	120.1	0.04%
^2161 Highway 6 Trail, LLC, R. H. Hummer JR., Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	6/19/2026	665.4	665.4	697.0	0.25%
^Blakeslee Arpaia Chapman, Inc. dba Blakeslee Industrial Services	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	6/18/2028	693.9	693.9	733.7	0.26%
^KDP LLC and KDP Investment Advisors, Inc and KDP Asset Management, Inc	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/14/2023	217.1	217.1	222.8	0.08%
^Elite Structures Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/12/2038	830.6	830.6	915.1	0.33%
^Willowbrook Properties LLC, Grove Gardens Landscaping Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/5/2038	170.1	170.1	187.3	0.07%
^(EPC) Absolute Desire LLC and Mark H. Szierer, Sophisticated Smile	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/5/2038	172.3	172.3	189.4	0.07%
^RXSB, Inc dba Medicine Shoppe	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	5/30/2023	116.1	116.1	119.1	0.04%
^Gregory P Jellenek OD and Associates PC dba Gregory P Jellenek OD	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/28/2023	39.3	39.3	40.5	0.01%
^Ryan D. Thornton and Thornton & Associates LLC	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	5/24/2023	30.7	30.7	31.5	0.01%
^PowerWash Plus, Inc. and CJR, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/30/2038	500.9	500.9	550.9	0.20%
^Peanut Butter & Co., Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	4/30/2023	61.2	61.2	62.8	0.02%
^Brothers International Desserts	Food Manufacturing	Term Loan	Prime plus 2.75%	4/26/2023	141.6	141.6	145.8	0.05%
^Kidrose, LLC dba Kidville Riverdale	Educational Services	Term Loan	Prime plus 2.75%	4/22/2023	49.0	49.0	50.4	0.02%
^1258 Hartford TPKE, LLC and Phelps and Sons, Inc	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/29/2038	113.1	113.1	124.2	0.04%
^Capital Scrap Metal, LLC and Powerline Investment, LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/29/2038	432.5	432.5	476.1	0.17%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^MRM Supermarkets Inc dba Constantins Breads; Dallas Gourmet Breads	Food Manufacturing	Term Loan	Prime plus 2.75%	3/29/2038	305.5	305.5	335.3	0.12%
^Xela Pack, Inc. and Aliseo and Catherine Gentile	Paper Manufacturing	Term Loan	Prime plus 2.75%	3/27/2028	211.9	211.9	223.8	0.08%
^A & M Commerce, Inc. dba Cranberry Sunoco	Gasoline Stations	Term Loan	Prime plus 2.75%	3/27/2038	299.6	299.6	329.5	0.12%
^American Diagnostic Imaging, Inc. dba St. Joseph Imaging Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/25/2038	487.8	487.8	536.0	0.19%
^Michael A.and HeatherR. Welsch dba Art & FrameEtc.	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/22/2038	61.3	61.3	67.4	0.02%
^M & H Pine Straw Inc and Harris L. Maloy	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/21/2023	198.8	198.8	204.6	0.07%
^Truth Technologies Inc dba Truth Technologies Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/21/2023	48.3	48.3	49.5	0.02%
^J. Kinderman & Sons Inc., dba BriteStar Inc.	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	3/20/2023	112.1	112.1	115.5	0.04%
^Stellar Environmental LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/18/2023	34.2	34.2	35.2	0.01%
^Sound Manufacturing, Inc. and Monster Power Equipment Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/15/2023	316.1	316.1	325.1	0.12%
^Golden Gate Lodging LLC	Accommodation	Term Loan	Prime plus 2.75%	3/12/2038	104.4	104.4	114.8	0.04%
^River Club Golf Course Inc dba The River Club	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2038	432.8	432.8	475.8	0.17%
^Bakhtar Group LLC dba Malmaison	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2023	62.7	62.7	64.3	0.02%
^Osceola River Mill, LLC, Ironman Machine, Inc.	Machinery Manufacturing	Term Loan	Prime plus 2.75%	2/20/2038	78.1	78.1	85.9	0.03%
^Java Warung, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/19/2038	46.3	46.3	50.9	0.02%
^Retain Loyalty LLC	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	2/15/2038	96.2	96.2	105.9	0.04%
^Outcome Driven Innovation, Inc. dba ODI	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	2/12/2023	50.2	50.2	51.5	0.02%
^Knits R Us, Inc. dba NYC Sports / Mingle	Textile Mills	Term Loan	Prime plus 2.75%	2/11/2038	113.4	113.4	124.8	0.04%
^North Country Transport, LLC	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	2/6/2023	9.0	9.0	9.3	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^MJD Investments, LLC dba The Community Day School	Social Assistance	Term Loan	Prime plus 2.75%	1/31/2038	233.4	233.4	256.5	0.09%
^Sherill Universal City dba Golden Corral	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/28/2038	399.7	399.7	439.3	0.16%
^Macho LLC, Madelaine Chocolate Novelties Inc	Food Manufacturing	Term Loan	Prime plus 2.75%	12/31/2037	453.3	453.3	498.5	0.18%
^Elegant Fireplace Mantels, Inc. dba Elegant Fireplace Mantels	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/31/2022	56.9	56.9	58.3	0.02%
^Babie Bunnie Enterprises Inc dba Triangle Mothercare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/28/2027	32.2	32.2	33.8	0.01%
^John Duffy Fuel Co., Inc.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/28/2022	300.0	300.0	308.6	0.11%
^Polpo Realty LLC & Polpo Restaurant LLC dba Polpo Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/27/2037	467.1	467.1	513.6	0.18%
^Martin L Hopp, MD PHD A Medical Corp dba Tower ENT	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2022	38.5	38.5	39.5	0.01%
^Ezzo Properties, LLC and Great Lakes Cleaning, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/20/2027	298.5	298.5	313.7	0.11%
^Pioneer Window Holdings, Inc and Subsidiaries dba Pioneer Windows	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/20/2022	130.7	130.7	134.1	0.05%
^Cheryle A Baptiste and Cheryle Baptiste DDS PLLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/30/2037	259.0	259.0	284.7	0.10%
^Daniel Gordon and Erin Gordon and Silver Lining Stables CT, LLC	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	11/28/2037	204.2	204.2	224.5	0.08%
^D&L Rescources, Inc. dba The UPS Store	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	11/27/2022	5.6	5.6	5.7	—%
^Richmond Hill Mini Market, LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/27/2037	166.8	166.8	183.3	0.07%
^DRV Enterprise, Inc. dba Cici's Pizza # 339	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/26/2022	34.8	34.8	35.8	0.01%
^U & A Food and Fuel, Inc. dba Express Gas & Food Mart	Gasoline Stations	Term Loan	Prime plus 2.75%	11/21/2037	86.6	86.6	95.3	0.03%
^Pioneer Windows Manufacturing Corp, Pioneer Windows	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	11/21/2022	157.5	157.5	161.6	0.06%
^R & J Petroleum LLC, Manar USA, Inc.	Gasoline Stations	Term Loan	Prime plus 2.75%	11/20/2037	162.0	162.0	178.0	0.06%
^St Judes Physical Therapy P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/19/2022	12.1	12.1	12.5	—%
^Hi-Def Imaging, Inc. dba SpeedPro Imaging	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/9/2022	12.8	12.8	13.1	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Reidville Hydraulics Mfg Inc dba Summit	Machinery Manufacturing	Term Loan	Prime plus 2.75%	11/2/2037	239.2	239.2	262.3	0.09%
^Big Apple Entertainment Partners, LLC d/b/a Ripley's Believe It or Not	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/26/2022	104.5	104.5	106.9	0.04%
^LA Diner Inc dba Loukas L A Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/28/2037	617.8	617.8	678.8	0.24%
^University Park Retreat, LLC dba Massage Heights	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/27/2022	42.4	42.4	43.6	0.02%
^Forno Italiano Di Nonna Randazzo, LLC dba Nonna Randazzo's Bakery	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/26/2037	165.9	165.9	182.0	0.07%
^LaSalle Market and Deli EOK Inc and Rugen Realty LLC dba LaSalle Mark	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/21/2037	226.0	226.0	247.9	0.09%
^O'Rourkes Diner LLC dba O'Rourke's Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/19/2037	58.7	58.7	64.3	0.02%
^AJK Enterprise LLC dba AJK Enterprise LLC	Truck Transportation	Term Loan	Prime plus 2.75%	8/27/2022	9.0	9.0	9.3	—%
^New Image Building Services, Inc. dba New Image Repair Services	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/23/2037	255.4	255.4	279.8	0.10%
^Suncoast Aluminum Furniture, Inc	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	8/17/2037	322.0	322.0	353.8	0.13%
^Hofgard & Co., Inc. dba HofgardBenefits	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/27/2022	57.1	57.1	58.7	0.02%
^Georgia Safe Sidewalks LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/27/2022	8.0	8.0	8.2	—%
^Central Tire, Inc. dba Cooper Tire & Auto Services	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/29/2037	256.5	256.5	282.2	0.10%
^WPI, LLC	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	6/29/2024	82.4	82.4	85.4	0.03%
^Havana Central (NY) 5, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/29/2022	736.2	736.2	756.2	0.27%
^Jenkins-Pavia Corporation dba Victory Lane Quick Oil Change	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/27/2037	62.0	62.0	68.2	0.02%
^KIND-ER-ZZ Inc dba Kidville	Educational Services	Term Loan	Prime plus 2.75%	6/15/2022	26.4	26.4	27.1	0.01%
^Graphish Studio, Inc. and Scott Fishoff	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/14/2022	10.7	10.7	11.0	—%
^ALF, LLC, Mulit-Service Eagle Tires	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	5/31/2037	55.9	55.9	61.5	0.02%
^Craig R Freehauf dba Lincoln Theatre	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	5/31/2022	16.0	16.0	16.5	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Christou Real Estate Holdings LLC dba Tops American Grill	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/17/2037	251.6	251.6	277.0	0.10%
^Tracey Vita-Morris dba Tracey Vita's School of Dance	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	5/10/2022	11.8	11.8	12.1	—%
^Bisson Transportation, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	5/7/2037	550.0	550.0	604.8	0.22%
^Bisson Moving & Storage Company Bisson Transportation Inc	Truck Transportation	Term Loan	Prime plus 2.75%	5/7/2022	319.5	319.5	328.2	0.12%
^Fair Deal Food Mart Inc dba Neighbors Market	Gasoline Stations	Term Loan	Prime plus 2.75%	5/3/2037	338.2	338.2	372.3	0.13%
^Tanner Optical, Inc. dba Murphy Eye Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/27/2022	4.2	4.2	4.3	—%
^Zane Filippone Co Inc dba Culligan Water Conditioning	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/12/2022	288.3	288.3	296.0	0.11%
^Indoor Playgrounds Limited Liability Company dba Kidville	Educational Services	Term Loan	Prime plus 2.75%	4/5/2022	5.1	5.1	5.2	—%
^Access Staffing, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/30/2022	95.2	95.2	97.4	0.03%
^Brandywine Picnic Park, Inc. and B.Ross Capps & Linda Capps	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/30/2031	187.0	187.0	200.7	0.07%
^Willow Springs Golf Course, Inc. & JC Lindsey Family Limited Partners	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/29/2037	669.6	669.6	736.4	0.26%
^DC Realty, LLC dba FOGO Data Centers	Professional, Scientific, and Technical Services	Term Loan	6%	3/23/2037	2,623.4	2,623.4	2,885.4	1.04%
^DC Realty, LLC dba FOGO Data Centers	Professional, Scientific, and Technical Services	Term Loan	6.25%	3/23/2022	734.2	734.2	753.2	0.27%
^Manuel P. Barrera and Accura Electrical Contractor, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/23/2028	77.5	77.5	81.8	0.03%
^Shweiki Media, Inc. dba Study Breaks Magazine	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/22/2027	852.3	852.3	896.6	0.32%
^ATI Jet, Inc.	Air Transportation	Term Loan	Prime plus 2.75%	12/28/2026	596.3	596.3	626.7	0.23%
^J. Kinderman & Sons, Inc. dba Brite Star Manufacturing Company	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/22/2036	440.1	440.1	483.6	0.17%
^K's Salon, LLC dba K's Salon	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/20/2021	35.5	35.5	36.3	0.01%
^15 Frederick Place LLC & Pioneer Windows Holdings Inc & Subs	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/16/2021	118.7	118.7	121.5	0.04%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^M & H Pinestraw, Inc. and Harris L. Maloy	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/15/2021	135.5	135.5	138.7	0.05%
^Taylor Transport, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	12/8/2021	148.7	148.7	152.3	0.05%
^MRM Supermarkets, Inc. dba Constantin's Breads	Food Manufacturing	Term Loan	Prime plus 2.75%	11/10/2021	65.0	65.0	66.5	0.02%
^K9 Bytes, Inc & Epazz, Inc dba K9 Bytes, Inc	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	10/26/2021	27.6	27.6	28.2	0.01%
^28 Cornelia Street Properties, LLC and Zouk, Ltd.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/25/2021	10.4	10.4	10.6	—%
^39581 Garfield, LLC and Tri County Neurological Associates, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2036	72.3	72.3	79.3	0.03%
^Robert E. Caves, Sr. and American Plank dba Caves Enterprises	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/30/2021	137.7	137.7	140.8	0.05%
^39581 Garfield, LLC and Tricounty Neurological Associates, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2036	24.6	24.6	27.0	0.01%
^PTK, Incorporated dba Night N Day 24 HR Convenience Store	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/30/2036	119.7	119.7	131.4	0.05%
^Big Apple Entertainment Partners, LLC dba Ripley's Believe it or Not	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2021	479.9	479.9	489.7	0.18%
^Equity National Capital LLC & Chadbourne Road Capital, LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	9/26/2021	28.5	28.5	29.1	0.01%
^Bryan Bantry Inc.	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/8/2021	38.0	38.0	38.8	0.01%
^Michael S. Decker & Janet Decker dba The Hen House Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/30/2036	14.3	14.3	15.7	0.01%
^Qycell Corporation	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	8/19/2021	79.1	79.1	80.8	0.03%
^Trademark Equipment Company Inc and David A. Daniel	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	8/19/2036	116.0	116.0	127.3	0.05%
^Valiev Ballet Academy, Inc	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	8/12/2036	36.8	36.8	40.4	0.01%
^A & A Auto Care, LLC dba A & A Auto Care, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/12/2036	88.0	88.0	96.6	0.03%
^LaHoBa, LLC d/b/a Papa John's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/3/2036	66.8	66.8	73.4	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^MTV Bowl, Inc. dba Legend Lanes	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/30/2036	217.9	217.9	239.5	0.09%
^Lavertue Properties LLP dba Lavertue Properties	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/29/2036	38.8	38.8	42.7	0.02%
^Lisle Lincoln II Limited Partnership dba Lisle Lanes LP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/29/2036	303.8	303.8	333.9	0.12%
^Pierce Developments, Inc. dba Southside Granite	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/13/2036	221.2	221.2	243.0	0.09%
^Major Queens Body & Fender Corp	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/10/2021	12.2	12.2	12.5	—%
^J&K Fitness, LLC dba Physiques Womens Fitness Center	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/8/2036	398.3	398.3	437.7	0.16%
^Peanut Butter & Co., Inc. d/b/a Peanut Butter & Co.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/3/2021	26.9	26.9	27.5	0.01%
^Demand Printing Solutions, Inc.and MLM Enterprises, LLC	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/27/2021	6.9	6.9	7.0	—%
^Modern on the Mile, LLC dba Ligne Roset	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	5/25/2021	87.9	87.9	89.8	0.03%
^Profile Performance, Inc. and Eidak Real Estate, L.L.C.	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/20/2036	109.6	109.6	120.5	0.04%
^Northwind Outdoor Recreation, Inc. dba Red Rock Wilderness Store	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/18/2036	113.8	113.8	125.1	0.04%
^Michael S. Korfe dba North Valley Auto Repair	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/24/2036	13.3	13.3	14.6	0.01%
^Actknowledge,Inc dba Actknowledge	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/21/2021	23.0	23.0	23.5	0.01%
^Key Products I&II, Inc. dba Dunkin' Donuts/Baskin-Robbins	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/10/2021	61.5	61.5	62.8	0.02%
^Stephen Frank, Patricia Frank and Suds Express LLC dba Frank Chiropra	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/25/2023	31.3	31.3	32.3	0.01%
^SuzyQue’s LLC dba Suzy Que’s	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/11/2036	52.3	52.3	57.5	0.02%
^Little People’s Village, LLC dba Little People’s Village	Social Assistance	Term Loan	Prime plus 2.75%	1/31/2036	26.5	26.5	29.1	0.01%
^Seagate Group Holdings, Inc. dba Seagate Logistics, Inc.	Support Activities for Transportation	Term Loan	Prime plus 2.75%	1/28/2036	96.7	96.7	106.2	0.04%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Patrageous Enterprises, LLC dba Incredibly Edible Delites of Laurel	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/29/2020	2.7	2.7	2.8	—%
^Dixie Transport, Inc. & Johnny D. Brown & Jimmy Brown & Maudain Brown	Support Activities for Transportation	Term Loan	5.25%	12/28/2035	1,316.8	1,334.6	1,444.1	0.52%
^Groundworks Unlimited LLC	Specialty Trade Contractors	Term Loan	6%	12/17/2023	72.8	72.8	75.4	0.03%
^Shree OM Lodging, LLC dba Royal Inn	Accommodation	Term Loan	Prime plus 2.75%	12/17/2035	23.5	23.5	25.8	0.01%
^Lodin Medical Imaging, LLC dba Watson Imaging Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/1/2020	24.4	24.4	24.8	0.01%
^Robert F. Schuler and Lori A. Schuler dba Bob’s Service Center	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/30/2035	28.8	28.8	31.6	0.01%
^West Cobb Enterprises, Inc and Advanced Eye Associates, L.L.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/12/2035	126.3	126.3	138.5	0.05%
^K9 Bytes, Inc & Epazz, Inc	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	9/30/2020	6.4	6.4	6.5	—%
^Elan Realty, LLC and Albert Basse Asociates, Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	9/30/2035	192.6	192.6	211.1	0.08%
^Success Express,Inc. dba Success Express	Couriers and Messengers	Term Loan	Prime plus 2.75%	9/29/2020	30.5	30.5	31.0	0.01%
^Modern Manhattan, LLC	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	9/20/2020	70.6	70.6	71.9	0.03%
^Dirk's Trucking, L.L.C. dba Dirk's Trucking	Truck Transportation	Term Loan	Prime plus 2.75%	9/17/2020	6.0	6.0	6.1	—%
^Rudy & Louise Chavez dba Clyde's Auto and Furniture Upholstery	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/2/2035	42.2	42.2	46.2	0.02%
^Newsome Trucking Inc and Kevin Newsome	Truck Transportation	Term Loan	Prime plus 2.75%	9/2/2035	206.1	206.1	225.8	0.08%
^California College of Communications, Inc.	Educational Services	Term Loan	Prime plus 2.75%	11/2/2020	61.3	61.3	62.5	0.02%
^DDLK Investments LLC dba Smoothie King	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/30/2020	1.6	1.6	1.6	—%
^Members Only Software	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/30/2020	13.2	13.2	13.4	—%
^ActKnowledge,Inc dba ActKnowledge	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/30/2020	15.9	15.9	16.2	0.01%
^I-90 RV & Auto Supercenter	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/29/2035	62.7	62.7	68.6	0.02%
^Zouk, Ltd. dba Palma	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/25/2020	9.1	9.1	9.3	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^CJ Park Inc. dba Kidville Midtown West	Educational Services	Term Loan	Prime plus 2.75%	6/25/2020	6.6	6.6	6.7	—%
^Tanner Optical Inc. dba Murphy Eye Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/22/2035	79.3	79.3	86.8	0.03%
^B&B Fitness and Barbell, Inc. dba Elevations Health Club	Amusement, Gambling, and Recreation Industries	Term Loan	6%	6/22/2035	182.0	182.0	199.2	0.07%
^M & H Pine Straw, Inc.and Harris Maloy	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	7/10/2020	28.2	28.2	28.7	0.01%
^Excel RP, Inc./Kevin and Joann Foley	Machinery Manufacturing	Term Loan	Prime plus 2.75%	7/8/2028	35.7	35.7	37.9	0.01%
ValleyStar, Inc. dba BrightStar HealthCare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2020	1.9	1.9	1.9	—%
^ValleyStar, Inc. dba BrightStar Healthcare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2020	2.4	2.4	2.4	—%
^Diag, LLC dba Kidville	Educational Services	Term Loan	Prime plus 2.75%	6/21/2020	11.5	11.5	11.7	—%
^M & H Pine Straw, Inc and Harris L. Maloy	Support Activities for Agriculture and Forestry	Term Loan	6%	4/30/2020	57.0	57.0	58.0	0.02%
^New Economic Methods LLC dba Rita's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2020	0.5	0.5	0.6	—%
^Cocoa Beach Parasail Corp. dba Cocoa Beach Parasail	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/26/2020	1.8	1.8	1.9	—%
^Lahoba,LLC dba Papa John's Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/30/2034	35.2	35.2	38.4	0.01%
^Animal Intrusion Prevention Systems Holding Company, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/29/2024	25.8	25.8	26.8	0.01%
^David A. Nusblatt, D.M.D, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/11/2019	2.3	2.3	2.3	—%
^CMA Consulting dba Construction Management Associates	Construction of Buildings	Term Loan	Prime plus 2.75%	12/11/2019	13.4	13.4	13.5	—%
^KMC RE, LLC & B&B Kennels	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/19/2034	48.0	48.0	52.5	0.02%
^Demand Printing Solutions, Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	12/12/2019	2.5	2.5	2.5	—%
^Demand Printing Solutions, Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	10/29/2034	121.1	121.1	132.3	0.05%
^Rover Repairs	Repair and Maintenance	Term Loan	Prime plus 2.5%	11/28/2029	51.4	35.9	54.2	0.02%
^Supreme Screw Products	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	4/17/2019	51.5	51.5	52.1	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Gray Tree Service, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/18/2018	6.4	6.4	6.5	—%
^Gourmet to You, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2019	1.7	1.7	1.8	—%
^The Alba Financial Group, Inc.	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	6%	1/10/2019	9.6	9.6	9.7	—%
^Inflate World Corporation	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/30/2018	0.6	0.6	0.6	—%
^Peter Thomas Roth Labs	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/26/2018	41.1	41.1	41.4	0.01%
^CBA D&A Pope, LLC dba Christian Brothers Automotive	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/14/2018	11.0	11.0	11.0	—%
^Gilbert Chiropractic Clinic, Inc.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/7/2018	0.3	0.3	0.3	—%
^D & D's Divine Beauty School of Esther, LLC	Educational Services	Term Loan	6%	8/1/2031	49.0	49.0	52.8	0.02%
Bliss Coffee and Wine Bar, LLC	Food Services and Drinking Places	Term Loan	6%	8/31/2019	68.1	68.1	68.9	0.02%
^Zog Inc.	Other Information Services	Term Loan	6%	3/17/2018	48.2	48.2	48.4	0.02%
^Saan M.Saelee dba Saelee's Delivery Service	Truck Transportation	Term Loan	Prime plus 2.75%	3/12/2018	0.3	0.3	0.3	—%
^Integrity Sports Group, LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	6%	3/6/2018	30.6	30.6	30.7	0.01%
^Enewhere Custom Canvas, LLC	Textile Product Mills	Term Loan	Prime plus 2.75%	2/15/2018	0.5	0.5	0.5	—%
^A & A Acquisition, Inc. dba A & A International	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	2/15/2018	2.2	2.2	2.2	—%
^All American Printing	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	10/26/2032	36.4	36.4	39.5	0.01%
^Seo's Paradise Cleaners, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/19/2018	0.1	0.1	0.1	—%
^Connect Litigation Technology, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2%	10/18/2025	25.2	17.6	25.7	0.01%
^1911 East Main Street Holdings, Corp	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2032	11.9	11.9	12.8	—%
^Water Works Laundromat, LLC	Personal and Laundry Services	Term Loan	Prime plus 2.25%	9/7/2027	170.4	170.4	176.3	0.06%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Dave Kris, and MDK Ram Corp.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/5/2026	29.6	29.6	31.0	0.01%
^Gill Express Inc. dba American Eagle Truck Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	1/5/2027	173.9	173.9	183.4	0.07%
^Smooth Grounds, Inc.	Food Services and Drinking Places	Term Loan	8%	12/31/2018	27.5	27.5	27.7	0.01%
^Fran-Car Corporation dba Horizon Landscape Management	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/3/2028	65.4	65.4	69.3	0.02%
^Head To Toe Personalized Pampering, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/27/2031	8.6	8.6	9.2	—%
^Christopher F. Bohon & Pamela D. Bohon	Social Assistance	Term Loan	Prime plus 2.75%	10/28/2026	3.0	3.0	3.2	—%
^Mogas Limited	Gasoline Stations	Term Loan	Prime plus 2.75%	5/31/2030	69.6	48.7	74.5	0.03%
^Shree Om Lodging, LLC dba Royal Inn	Accommodation	Term Loan	Prime plus 2.75%	5/2/2030	61.5	61.5	65.9	0.02%
^Pedzik's Pets, LLC	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	3/31/2030	8.5	8.5	9.1	—%
^Nancy Carapelluci & A & M Seasonal Corner Inc.	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/1/2025	13.1	13.1	13.7	—%
^Patricia Hughes Jones, MD PC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/13/2020	3.7	2.5	3.8	—%
^Moonlight Multi Media Production, Inc.	Other Information Services	Term Loan	5%	2/1/2025	2.7	2.7	2.9	—%
David M. Goens dba Superior Auto Paint & Body, Inc.	Repair and Maintenance	Term Loan	6%	8/26/2024	15.8	15.8	16.5	0.01%
^McCallister Venture Group, LLC and Maw's Vittles, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/30/2029	10.9	10.9	11.6	—%
^Chong Hun Im dba Kim's Market	Food and Beverage Stores	Term Loan	Prime plus 2.5%	2/27/2024	8.3	8.3	8.6	—%
Whirlwind Car Wash, Inc.	Repair and Maintenance	Term Loan	Prime plus 2%	4/9/2029	65.2	65.2	66.9	0.02%
^West Experience,Inc/West Mountain Equipment Rental,Inc/Ski West Lodge	Amusement, Gambling, and Recreation Industries	Term Loan	6%	6/5/2026	826.6	826.6	868.6	0.31%
^Center-Mark Car Wash, Ltd	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/18/2024	24.8	24.8	25.8	0.01%
^Shuttle Car Wash, Inc. dba Shuttle Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.25%	11/10/2028	16.0	16.0	16.6	0.01%
^Min Hui Lin	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/30/2028	16.4	16.4	17.3	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Delta Partners, LLC dba Delta Carwash	Repair and Maintenance	Term Loan	Prime plus 2.5%	4/5/2029	40.2	40.2	42.3	0.02%
^Auto Sales, Inc.	Motor Vehicle and Parts Dealers	Term Loan	6%	8/17/2023	6.8	6.8	7.0	—%
^RAB Services, Inc. & Professional Floor Installations	Specialty Trade Contractors	Term Loan	Prime plus 2.5%	1/31/2023	6.0	6.0	6.2	—%
^Taste of Inverness, Inc. dba China Garden	Food Services and Drinking Places	Term Loan	Prime plus 2%	6/29/2025	7.9	7.9	8.1	—%
^Ralph Werner dba Werner Transmission Inc	Gasoline Stations	Term Loan	Prime plus 2.75%	12/29/2021	1.9	1.9	2.0	—%
^Robin C. & Charles E. Taylor & Brigantine Aquatic Center LLC	Amusement, Gambling, and Recreation Industries	Term Loan	6%	9/14/2023	29.6	29.6	30.7	0.01%
^OrthoQuest, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2%	3/12/2022	3.4	3.4	3.5	—%
^CPN Motel, L.L.C. dba American Motor Lodge	Accommodation	Term Loan	Prime plus 2.25%	4/30/2024	27.4	27.4	28.0	0.01%
^Track Side Collision & Tire, Inc.	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/16/2025	4.4	4.4	4.6	—%
^Duttakrupa, LLC dba Birmingham Motor Court	Accommodation	Term Loan	Prime plus 2.25%	9/8/2023	10.7	10.7	10.9	—%
^Deesha Corporation, Inc. dba Best Inn & Suites	Accommodation	Term Loan	Prime plus 2.25%	2/14/2025	24.8	24.8	25.4	0.01%
^Maruti, Inc	Accommodation	Term Loan	Prime plus 2.25%	11/25/2024	22.9	22.9	23.4	0.01%
Willington Hills Equestrian Center LLC	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	10/19/2022	12.4	12.4	12.8	—%
^LABH, Inc., Ramada Ltd.	Accommodation	Term Loan	Prime plus 2.25%	9/27/2024	36.7	36.7	37.6	0.01%
^Randall D. & Patricia D. Casaburi dba Pat's Pizzazz	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	3/13/2023	6.1	6.1	6.3	—%
^Gain Laxmi, Inc. dba Super 8 Motel	Accommodation	Term Loan	Prime plus 2.25%	5/31/2023	17.4	17.4	17.8	0.01%
^Naseeb Corporation	Accommodation	Term Loan	Prime plus 2.25%	3/31/2024	26.4	26.4	27.1	0.01%
^Stillwell Ave Prep School	Social Assistance	Term Loan	Prime plus 2.75%	1/14/2023	5.5	5.5	5.7	—%
^Karis, Inc.	Accommodation	Term Loan	Prime plus 2%	12/22/2023	11.8	11.8	11.9	—%
^Five Corners, Ltd.	Gasoline Stations	Term Loan	Prime plus 2.75%	12/11/2019	3.2	3.2	3.3	—%
^Alyssa Corp dba Knights Inn	Accommodation	Term Loan	Prime plus 2.25%	9/30/2023	38.8	38.8	39.6	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Bhailal Patel dba New Falls Motel	Accommodation	Term Loan	Prime plus 2.75%	3/27/2023	3.1	3.1	3.2	—%
^Pegasus Automotive, Inc.	Gasoline Stations	Term Loan	Prime plus 2.75%	12/23/2022	9.4	9.4	9.7	—%
^Delyannis Iron Works	Fabricated Metal Product Manufacturing	Term Loan	6%	12/8/2022	10.8	10.8	11.2	—%
^P. Agrino, Inc. dba Andover Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/18/2021	7.0	7.0	7.1	—%
^RJS Service Corporation	Gasoline Stations	Term Loan	Prime plus 2.75%	8/20/2021	5.0	5.0	5.1	—%
Total Performing SBA Unguaranteed Investments					$264,318.4	$264,282.0	$266,467.1	95.74%

Non-Performing SBA Unguaranteed Investments (3)
*^200 North 8th Street Associates LLC and Enchanted Acres Farm	Food Manufacturing	Term Loan	6.25%	5/4/2028	$469.3	$469.3	$436.5	0.16%
*^214 North Franklin, LLC and Winter Ventures, Inc.	Nonstore Retailers	Term Loan	6%	11/29/2037	81.7	81.7	—	—%
*^Alejandro Rico dba Rico Motors and Golden West Motel and Alrima Co Inc	Motor Vehicle and Parts Dealers	Term Loan	6.75%	11/25/2040	68.4	68.4	2.8	—%
*^Al-Mustafa Enterprise, Inc. and Al-Mustafa Enterprise Inc	Motor Vehicle and Parts Dealers	Term Loan	6.25%	9/18/2040	34.7	34.7	—	—%
*^Amboy Group, LLC dba Tommy's Moloney's	Food Manufacturing	Term Loan	Prime plus 2.75%	6/24/2025	387.4	387.4	360.3	0.13%
*^AUM Estates, LLC and Sculpted Figures Plastic Surgery Inc.	Ambulatory Health Care Services	Term Loan	6%	3/14/2038	305.7	305.7	—	—%
*AWA Fabrication & Construction, L.L.C.	Fabricated Metal Product Manufacturing	Term Loan	6%	4/30/2025	34.8	34.8	—	—%
*^B & J Manufacturing Corporation and Benson Realty Trust	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2%	3/30/2021	15.5	15.5	14.6	0.01%
*Baker Sales, Inc. d/b/a Baker Sales, Inc.	Nonstore Retailers	Term Loan	6%	3/29/2036	177.4	177.4	95.5	0.03%
*^Fieldstone Quick Stop LLC, Barber Investments LLC, Thadius M B	Gasoline Stations	Term Loan	6%	9/30/2038	407.3	407.3	2.6	—%
*^Barber Investments LLC and Fieldstone Quickstop LLC and Maine Dollar	Gasoline Stations	Term Loan	6.25%	8/15/2039	146.3	146.3	—	—%
*Bone Bar & Grill LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2042	73.4	73.4	64.2	0.02%
*^Calhoun Satellite Communications Inc and Transmission Solutions Group	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	2/27/2025	811.7	811.7	431.3	0.15%
*Calhoun Satellite Communications, Inc.	Telecommunications	Term Loan	Prime plus 2.75%	12/2/2026	189.1	189.1	172.6	0.06%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
*^Chickamauga Properties, Inc., MSW Enterprises, LLP	Amusement, Gambling, and Recreation Industries	Term Loan	6.25%	12/22/2035	59.0	59.0	56.5	0.02%
*^Chickamauga Properties, Inc. and MSW Enterprises, LLP	Amusement, Gambling, and Recreation Industries	Term Loan	6.25%	10/19/2022	43.5	43.5	—	—%
*^CLU Amboy, LLC and Amboy Group, LLC dba Tommy Moloney's	Food Manufacturing	Term Loan	Prime plus 2.75%	12/27/2023	479.8	479.8	446.2	0.16%
*^CM Lab Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/20/2026	166.1	166.1	154.5	0.06%
*^Custom Software, Inc. a Colorado Corporation dba M-33 Access	Professional, Scientific, and Technical Services	Term Loan	6.25%	6/17/2021	272.7	272.7	234.6	0.08%
*^Custom Software, Inc. a Colorado Corporation dba M-33 Access	Broadcasting (except Internet)	Term Loan	6.25%	4/30/2022	94.3	94.3	—	—%
*^D&G Capital LLC dba Miami Grill 277	Food Services and Drinking Places	Term Loan	6.5%	12/16/2025	81.2	81.2	55.5	0.02%
*^Daniel S. Fitzpatrick dba Danny's Mobile Appearance Reconditioning Service	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/29/2018	0.3	0.3	0.3	—%
*^Danjam Enterprises, LLC dba Ariel Dental Care	Ambulatory Health Care Services	Term Loan	6%	3/31/2035	126.0	126.0	118.9	0.04%
*^Danjam Enterprises, LLC dba Ariel Dental Care	Ambulatory Health Care Services	Term Loan	6%	3/29/2023	64.8	64.8	61.1	0.02%
*^Dill Street Bar and Grill Inc and WO Entertainment, Inc	Food Services and Drinking Places	Term Loan	6%	9/27/2027	78.4	78.4	—	—%
*^DTM Parts Supply Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/2/2025	54.8	54.8	43.9	0.02%
*^E & I Holdings, LP & PA Farm Products, LLC	Food Manufacturing	Term Loan	6%	4/30/2030	4,923.2	5,047.3	2,529.6	0.91%
*^ENI Inc, Event Networks Inc, ENI Worldwide LLC and Spot Shop Inc	Professional, Scientific, and Technical Services	Term Loan	6.75%	4/25/2024	273.8	273.8	—	—%
*^ENI Inc. dba ENI Group, Inc	Other Information Services	Term Loan	6.75%	12/11/2025	32.8	32.8	—	—%
*^Europlast Ltd	Plastics and Rubber Products Manufacturing	Term Loan	6%	9/26/2022	314.9	314.9	28.4	0.01%
*^Europlast Ltd	Plastics and Rubber Products Manufacturing	Term Loan	6%	5/31/2023	73.4	73.4	—	—%
*^Event Mecca LLC	Other Information Services	Term Loan	6%	4/10/2023	12.2	12.2	9.4	—%
*^EZ Towing, Inc.	Support Activities for Transportation	Term Loan	6%	1/31/2023	86.4	86.4	8.1	—%
*^Gator Communications Group LLC dba Harvard Printing Group	Printing and Related Support Activities	Term Loan	6.25%	3/30/2022	233.5	233.5	11.2	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
*^Gator Communications Group LLC dba Harvard Printing Group	Printing and Related Support Activities	Term Loan	6.25%	4/25/2022	157.8	157.8	—	—%
*^Gator Communications Group, LLC dba Harvard Printing Group	Printing and Related Support Activities	Term Loan	6.25%	3/27/2023	13.3	13.3	—	—%
*^Gino Italian American Deli and Meat Market Inc	Food and Beverage Stores	Term Loan	Prime plus 2.75%	7/25/2041	530.2	530.2	493.2	0.18%
*^Grand Manor Realty, Inc. & Kevin LaRoe	Real Estate	Term Loan	6%	2/20/2023	19.0	19.0	17.6	0.01%
*Guzman Group, LLC	Rental and Leasing Services	Term Loan	6%	9/30/2019	181.3	181.3	173.3	0.06%
*Harrelson Materials Management, Inc	Waste Management and Remediation Services	Term Loan	6%	6/24/2021	465.2	465.2	25.0	0.01%
*^Hascher Gabelstapler Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/26/2024	107.7	107.7	100.2	0.04%
*^Hemingway Custom Cabinetry LLC	Furniture and Related Product Manufacturing	Term Loan	6.5%	9/25/2025	198.6	198.6	62.5	0.02%
*^Home Again Restaurant LLC	Food Services and Drinking Places	Term Loan	6.25%	6/30/2040	58.8	58.8	47.5	0.02%
*^J And G Group Services LLC and United Vending of Florida Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	7/28/2026	29.6	29.6	27.5	0.01%
*^J Olson Enterprises LLC and Olson Trucking Direct, Inc.	Truck Transportation	Term Loan	6%	6/28/2025	628.4	628.4	76.7	0.03%
*^J&M Concessions, Inc.dba A-1 Liquors	Food and Beverage Stores	Term Loan	6.25%	3/3/2039	130.6	130.6	61.7	0.02%
*^J&M Concessions Inc dba A 1 Liquors	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/27/2025	80.0	80.0	21.6	0.01%
*^Jacksonville Beauty Institute Inc. dba Beauty Institute's	Educational Services	Term Loan	7%	10/23/2025	43.7	43.7	40.6	0.01%
*Jenny's Wunderland, Inc.	Social Assistance	Term Loan	6%	6/29/2036	98.8	98.8	10.6	—%
*^Karykion, Corporation dba Karykion Corporation	Professional, Scientific, and Technical Services	Term Loan	6%	6/28/2022	144.8	144.8	134.7	0.05%
*^Kantz LLC and Kantz Auto LLC dba Kantz's Hometown Auto	Motor Vehicle and Parts Dealers	Term Loan	6.25%	10/29/2039	11.1	11.1	10.3	—%
*^Kids at Heart,LLC dba Monster Mini Golf	Amusement, Gambling, and Recreation Industries	Term Loan	6.75%	9/22/2026	21.6	21.6	10.4	—%
*Krishna of Orangeburg, Inc.	Accommodation	Term Loan	6%	2/20/2032	10.3	10.3	5.5	—%
*^Kup's Auto Spa Inc	Repair and Maintenance	Term Loan	6.25%	11/15/2038	366.8	366.8	341.2	0.12%
*Kup’s Auto Spa, Inc.	Repair and Maintenance	Term Loan	6.25%	10/23/2025	54.7	54.7	50.9	0.02%
*^Las Casuelas Del Este Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/29/2041	791.6	791.6	393.1	0.14%
*^Las Torres Development LLC dba Houston Event Centers	Real Estate	Term Loan	6%	8/27/2028	875.4	906.0	—	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
*^LE & JS dba Laredo Mercado Y Carniceria	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/13/2026	18.5	18.5	—	—%
*^Luv 2 Play Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/12/2026	60.8	60.8	57.4	0.02%
*^M and C Renovations Inc	Construction of Buildings	Term Loan	Prime plus 2.75%	10/31/2024	12.8	12.8	10.0	—%
*^Matchless Transportation LLC dba First Class Limo	Transit and Ground Passenger Transportation	Term Loan	6.25%	8/3/2022	125.3	125.3	110.0	0.04%
*^Medeiros Holdings Inc dba Outdoor Lighting Perspectives of the Triad	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	11/25/2025	19.5	19.5	6.1	—%
*^Milliken and Milliken, Inc. dba Milliken Wholesale Distribution	Merchant Wholesalers, Durable Goods	Term Loan	6%	6/10/2036	25.6	25.6	—	—%
*^Mojo Brands Media, LLC	Broadcasting (except Internet)	Term Loan	6%	8/28/2023	725.0	725.0	342.9	0.12%
*^Morris Glass and Construction	Specialty Trade Contractors	Term Loan	6%	3/7/2021	465.1	482.1	53.5	0.02%
*Municipal Hydro Sevices Inc.	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/30/2027	225.7	225.7	42.0	0.02%
*New England Country Day School, Inc. and Thomas D. Walker	Social Assistance	Term Loan	Prime plus 2.75%	3/28/2042	362.6	362.6	293.2	0.11%
*^New Paltz Dental Care, PLLC dba Ariel Dental Care	Ambulatory Health Care Services	Term Loan	6%	6/19/2025	97.5	97.5	59.6	0.02%
*^Colts V LLC and Nowatzke Service Center, Inc	Repair and Maintenance	Term Loan	6.75%	9/26/2039	577.6	577.6	545.1	0.20%
*^Nowatzke Service Center Inc dba Nowatzke Truck and Trailer	Repair and Maintenance	Term Loan	Prime plus 2.75%	1/29/2026	96.9	96.9	91.5	0.03%
*Paragon Fabricators Inc, Paragon Field Services, Inc and Paragon Global	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/28/2026	608.3	608.3	272.1	0.10%
*^Paragon Global, LLC and Paragon Fabricators Inc and Paragon Field Services	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/28/2041	400.1	400.1	340.3	0.12%
*^Planet Verte, LLC dba Audio Unlimited	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/20/2020	16.4	16.4	15.7	0.01%
*^Pooh's Corner Realty LLC and Pooh's Corner Inc	Social Assistance	Term Loan	Prime plus 2.75%	7/23/2040	100.3	100.3	93.3	0.03%
*Professional Systems, LLC and Professional Cleaning	Administrative and Support Services	Term Loan	6%	7/30/2020	131.8	131.8	1.8	—%
*^RDT Enterprises LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/15/2027	136.9	136.9	127.3	0.05%
*^RDT Enterprises, L.L.C.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/12/2025	19.5	19.5	—	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
*^RDT Enterprises, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/31/2028	119.0	119.0	110.7	0.04%
*^Route 130 SCPI Holdings LLC, Route 130 SCPI Operations LLC	Food Services and Drinking Places	Term Loan	6.25%	9/30/2039	536.4	536.4	320.1	0.12%
*^Scoville Plumbing & Heating Inc and Thomas P. Scoville	Specialty Trade Contractors	Term Loan	6.75%	7/25/2022	32.1	32.1	30.3	0.01%
*^Shivsakti, LLC dba Knights Inn	Accommodation	Term Loan	6.25%	12/20/2032	8.0	8.0	—	—%
*^Sourceco Limited Liability Company	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/17/2025	45.0	45.0	43.1	0.02%
*^Sovereign Communications LLC	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	2/7/2024	697.1	697.1	345.4	0.12%
*^Square Deal Siding Company,LLC dba Square Deal Siding Company	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/18/2025	20.3	20.3	19.4	0.01%
*^STK Ventures Inc dba JP Dock Service & Supply	Specialty Trade Contractors	Term Loan	6%	5/9/2037	31.6	31.6	—	—%
*^Stormrider Inc dba Shirley's Stormrider Inc	Truck Transportation	Term Loan	Prime plus 2.75%	9/23/2025	58.1	58.1	—	—%
*^Stormrider Inc dba Shirley's Stormrider, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	11/25/2024	116.9	116.9	41.6	0.01%
*Stormwise South Florida dba Stormwise Shutters	Specialty Trade Contractors	Term Loan	6%	11/7/2036	111.2	111.2	—	—%
*^Tim's Tire & Automotive Center, LLC	Support Activities for Transportation	Term Loan	Prime plus 2.75%	8/16/2026	768.3	768.3	529.7	0.19%
*^Thomas P. Scoville dba Scoville Plumbing & Heating, Inc.	Specialty Trade Contractors	Term Loan	6.75%	11/16/2021	34.3	34.3	32.4	0.01%
*Transmission Solutions Group, Inc. and Calhoun Satellite Communications	Telecommunications	Term Loan	Prime plus 2.75%	12/2/2041	141.3	141.3	81.8	0.03%
*^Winter Ventures Inc and 214 N Franklin LLC	Nonstore Retailers	Term Loan	6%	4/29/2024	56.6	56.6	—	—%
*^Winter Ventures Inc dba Qualitybargainbooks and Qualitybargainmall	Nonstore Retailers	Term Loan	6%	12/23/2024	149.3	149.3	—	—%
*^Winter Ventures Inc dba Qualitybargainbooks and Qualitybargainmall	Nonstore Retailers	Term Loan	6%	4/3/2029	134.5	134.5	—	—%
*^Wired LLC and Moulison North Corporation	Specialty Trade Contractors	Term Loan	6.25%	6/30/2024	118.5	118.5	108.3	0.04%
*^Wired LLC and Moulison North Corporation	Specialty Trade Contractors	Term Loan	6.25%	7/3/2024	138.3	138.3	—	—%
Total Non-Performing Unguaranteed SBA Investments					$23,236.1	$23,407.8	$11,567.3	4.16%

Total Unguaranteed SBA Investments					$287,554.5	$287,689.8	$278,034.4	99.89%

Performing SBA Guaranteed Investments (4)
Beale Street Blues Company Inc.dba Beatle Street Blues Company, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/14/2027	2,906.3	2,906.3	3,182.3	1.14%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Blue Lagoon Resort, LLC dba Hill View Cottages	Accommodation	Term Loan	Prime plus 2.75%	12/21/2042	566.3	566.3	644.5	0.23%
Gorilla Warfare LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/22/2027	127.5	127.5	141.1	0.05%
Advance Case Parts Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/22/2027	150.0	150.0	166.0	0.06%
Anderson Farms Inc	Truck Transportation	Term Loan	Prime plus 2.75%	12/22/2027	3,750.0	3,750.0	4,106.3	1.48%
Muckamuck Trucks, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	12/22/2027	78.2	78.2	86.5	0.03%
TrialHawk Litigation Group LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/22/2027	89.3	89.3	98.8	0.04%
Salida Family Chiropractic-PPLC dba Salida Sport and Spine	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/22/2027	68.0	68.0	75.2	0.03%
Lab Partner, LLC and Beechtree Diagnostics, LLP and Cottonwood Diagnostics	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/22/2027	2,334.8	2,334.8	2,568.2	0.92%
Medical Plaza of Boro Park PC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/22/2027	187.5	187.5	207.5	0.07%
Dudeck Enterprise LLC dba Detail Garage Las Vegas	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/22/2027	91.0	91.0	100.6	0.04%
Jacliff Investments Inc dba International Heal	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	12/22/2027	150.0	150.0	166.0	0.06%
O'Rourke's Diner, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/22/2027	21.3	21.3	23.5	0.01%
Anglin Cultured Stone Products LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	12/27/2042	1,931.3	1,931.3	2,193.2	0.79%
Farec, Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/29/2042	843.6	843.6	959.6	0.34%
Best Choice Meats, Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/29/2027	585.0	585.0	647.3	0.23%
Social Link LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/29/2027	63.8	63.8	70.5	0.03%
Morrocco Method, Inc	Chemical Manufacturing	Term Loan	Prime plus 2.75%	12/27/2042	2,583.8	2,583.8	2,927.7	1.05%
JBK Truck Trailer and Bus Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/23/2042	255.9	255.9	290.3	0.10%
Pecos Entertainment LLC dba State Theater and Pecos Inn LLC	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	3/27/2042	1,232.6	1,232.6	1,393.6	0.50%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Swantown Inn & Spa LLC	Accommodation	Term Loan	Prime plus 2.75%	5/26/2042	245.7	245.7	278.8	0.10%
House of Bread & Coffee Corp dba Casa Do Pao	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/27/2042	403.8	403.8	457.8	0.16%
CR Park Incorporated dba Define Body and Mind	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/20/2027	142.7	142.7	157.9	0.06%
AP6 LLC and Amishp LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/30/2042	321.2	321.2	364.2	0.13%
Pro Anderson, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/11/2027	57.9	57.9	64.1	0.02%
Looky Enterprises, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/18/2027	51.7	51.7	57.2	0.02%
Berza TLG,LLC dba The Little Gym of Lake Charles	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/31/2027	73.0	73.0	73.0	0.03%
Paramount Dance Studios Inc. and Homestead Dance Supply	Educational Services	Term Loan	Prime plus 2.75%	5/14/2043	647.9	647.9	737.0	0.26%
Murf & Sons LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/16/2027	180.3	180.3	199.5	0.07%
Beacon Brewing LLC and C' Sons, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/27/2042	151.1	151.1	172.0	0.06%
Amped Coffee Company LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/28/2027	11.3	11.3	12.4	—%
Utara LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/1/2027	36.3	36.3	40.2	0.01%
Oil Palace, Inc.	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/4/2042	2,455.2	2,455.2	2,774.4	1.00%
DHD Enterprise LLC dba Edible Arrangements #1699	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/21/2027	47.4	47.4	52.5	0.02%
Total Performing SBA Guaranteed Investments					$22,841.3	$22,841.3	$25,489.6	9.16%

Total SBA Unguaranteed and Guaranteed Investments					$310,395.8	$310,531.1	$303,524.0	109.05%

Controlled Investments (5)
*Advanced Cyber Security Systems, LLC (6), (19)	Data processing, hosting and related services.	50% Membership Interest	—%	—	—	—	—	—%
		Term Loan	3%	December 2014	381.0	381.0	—	—%
*Automated Merchant Services, Inc. (7), (19)	Data processing, hosting and related services.	100% Common Stock	—%	—	—	—	—	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
CDS Business Services, Inc. (8)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Common Stock	—%	—	—	4,428.0	8,000.0	2.87%
		Line of Credit	Prime plus 2.5%	August 2018	6,396.0	6,396.0	6,396.0	2.30%
*Newtek Technology Solutions, Inc. (11)	Data processing, hosting and related services.	100% Common Stock	—%	—	—	8,384.0	12,400.0	4.46%
*Fortress Data Management, LLC (19)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	—	—	—%
*Newtek Insurance Agency, LLC (13), (19)	Insurance Carriers and Related Activities	100% Membership Interest	—%	—	—	—	2,500.0	0.90%
*PMTWorks Payroll, LLC (9)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	725.1	—	—%
		Term Loan	10%-12%	Various maturities through July 2019	2,685.0	2,685.0	—	—%
Secure CyberGateway Services, LLC (10), (19)	Data processing, hosting and related services.	66.7% Membership Interest	—%	—	—	—	—	—%
Small Business Lending, LLC (12), (19)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	—	2,500.0	0.90%
Summit Systems and Designs, LLC (14), (19)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	—	—	—%
*ADR Partners, LLC dba banc-serv Partners, LLC (12)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	5,290.3	3,430.0	1.23%
Premier Payments LLC (11)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	16,438.0	23,000.0	8.26%
International Professional Marketing, Inc. (17)	Professional, Scientific, and Technical Services	100% Common Stock	—%	—	—	4,000.0	4,000.0	1.44%
		Line of Credit	Prime plus 0.5%	April 2018	450.0	450.0	450.0	0.16%
SIDCO, LLC (17)	Professional, Scientific, and Technical Services	100% Membership Interest	—%	—	—	7,119.7	7,119.7	2.56%
		Line of Credit	Prime plus 0.5%	July 2019	550.0	550.0	550.0	0.20%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2017 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Universal Processing Services of Wisconsin, LLC (11), (19)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	—	80,000.0	28.74%
United Capital Source, LLC (18)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	2,450.0	2,450.0	0.88%
Titanium Asset Management, LLC (15)	Administrative and Support Services	Term Loan	3%	July 2017	193.9	193.9	—	—%
		100% Membership Interest	—%	—	—	—	—	—%
Excel WebSolutions, LLC (16)	Data processing, hosting and related services.	Term Loan	10%	September 2018	406.6	406.6	359.9	0.13%
		50% Membership Interest	—%	—	—	—	—	—%
Total Controlled Investments					$11,062.5	$59,897.6	$153,155.6	55.03%

Investments in Money Market Funds
UBS Select Treasury Institutional Fund - 0.84% yield					$9.2	$9.2	$9.2	—%

Total Investments					$321,467.5	$370,437.9	$456,688.8	164.08%

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

Consolidation

As provided under ASC Topic 946, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company.

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

Cash

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Invested cash is held exclusively at financial institutions of high credit quality. The Company invests cash not held in interest free checking accounts or bank money market accounts mainly in U.S. Treasury only money market instruments. As of September 30, 2018, cash deposits in excess of insured amounts totaled $7,943,000. The Company has not experienced any losses with respect to cash balances in excess of insured amounts and management does not believe there was a significant concentration of risk with respect to cash balances as of September 30, 2018.
Restricted Cash

Restricted cash includes amounts due on SBA loan-related remittances to third parties and cash reserves associated with securitization transactions. As of September 30, 2018, total restricted cash was $27,518,000.

The following table provides a reconciliation of cash and restricted cash as of September 30, 2018 and 2017 and December 31, 2017 and 2016:

	September 30, 2018	September 30, 2017	December 31, 2017	December 31, 2016
Cash	$2,646	$3,915	2,464	$2,051
Restricted cash	27,518	26,602	18,074	20,845
Cash and restricted cash	$30,164	$30,517	$20,538	$22,896

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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. The Company would then pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the nine months ended September 30, 2018 and 2017, no U.S. federal excise taxes were due.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the net unrealized appreciation generated by the controlled investments held by the Taxable Subsidiaries. Such deferred tax liabilities amounted to $8,581,000 and $8,164,000 at September 30, 2018 and December 31, 2017, respectively, and are recorded as deferred tax liabilities on the condensed consolidated statements of assets and liabilities. The change in deferred tax liabilities is included as a component of net unrealized appreciation (depreciation) on investments in the condensed consolidated statements of operations.

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

New Accounting Standards

 In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820)”, which is intended to improve fair value and defined benefit disclosure requirements by removing disclosures that are not cost-beneficial, clarifying disclosures' specific requirements, and adding relevant disclosure requirements. The ASU is effective for annual reporting periods beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements and related disclosures.

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
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 3—INVESTMENTS:

Investments, all of which are in portfolio companies in the United States, consisted of the following at:

	September 30, 2018		December 31, 2017
	Cost	Fair Value	Cost	Fair Value
Money market funds	$9	$9	$9	$9
Non-affiliate debt investments	346,635	345,027	310,531	303,524
Non-control/affiliate equity investments	1,000	1,000	—	—
Controlled investments:
Equity	62,454	160,710	48,835	145,400
Debt	10,169	6,750	11,063	7,756
Total investments	$420,267	$513,496	$370,438	$456,689

In May 2018, the Company invested in 100% of the membership interests of a new wholly-owned, controlled portfolio company, Mobil Money. Mobil Money then acquired a portfolio of merchant processing accounts for taxi drivers. Total consideration for the investment was $3,000,000 and consisted of $200,000 in restricted shares of Newtek common stock, $1,450,000 in cash and $1,350,000 to be paid in cash in two equal installments in 2019 and 2020 contingent on the achievement of specific net residual income levels for 2018 and 2019 related to the acquired taxi cab merchant portfolio. As of September 30, 2018, the fair value of the contingent consideration liabilities was $1,350,000 and is included in Accounts Payable, Accrued Expenses and Other Liabilities on the condensed consolidated statement of assets and liabilities.

On April 26, 2018, the Company sold 100% of its investment in the membership interests of UCS. Total cash received upon sale was $2,002,000, with an additional $500,000 received on May 3, 2018 for total cash proceeds of $2,502,000. The Company’s cost basis of the investment in UCS was $2,450,000. As a result of the sale, the Company recognized a realized gain of $52,000.

During 2018, the Company contributed $11,575,000 of capital to NBL, a wholly-owned controlled portfolio company established to originate loans under the SBA 504 program.

The following table shows the Company’s portfolio investments by industry at September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
	Cost	Fair Value	Cost	Fair Value
Data Processing, Hosting and Related Services	$32,192	$124,631	$29,152	$115,875
Food Services and Drinking Places	30,816	30,886	31,929	31,822
Amusement, Gambling, and Recreation Industries	22,280	23,949	21,408	22,284
Securities, Commodity Contracts, and Other Financial Investments and Related Activities	30,216	30,689	19,326	23,489
Ambulatory Health Care Services	17,933	17,619	14,863	14,537
Repair and Maintenance	16,821	17,476	13,762	14,285
Professional, Scientific, and Technical Services	32,221	32,625	31,471	31,241
Accommodation	10,336	11,292	9,602	10,253
Specialty Trade Contractors	15,899	16,112	9,768	9,032
Merchant Wholesalers, Durable Goods	8,724	8,996	6,736	6,693
Truck Transportation	21,121	19,793	20,115	19,005
Food and Beverage Stores	5,661	5,813	5,143	5,114
Educational Services	4,429	4,705	2,897	2,973
Fabricated Metal Product Manufacturing	11,684	11,950	8,281	8,424
Administrative and Support Services	6,818	6,458	5,909	5,371
Social Assistance	7,983	8,536	7,393	7,549
Motor Vehicle and Parts Dealers	5,084	5,181	4,879	4,904
Food Manufacturing	8,795	6,859	9,362	6,906
Transit and Ground Passenger Transportation	7,057	6,704	5,233	4,943
Building Material and Garden Equipment and Supplies Dealers	7,137	7,381	5,752	5,750
Personal and Laundry Services	7,540	7,779	6,678	6,788
Gasoline Stations	8,103	7,967	6,646	6,409
Printing and Related Support Activities	5,097	5,060	3,867	3,606
Rental and Leasing Services	6,843	6,611	5,590	5,056
Other	89,478	88,424	84,676	84,380
Total	$420,268	$513,496	$370,438	$456,689

NOTE 4—TRANSACTIONS WITH AFFILIATED COMPANIES AND RELATED PARTY TRANSACTIONS:

Transactions with Affiliated Companies

An affiliated company is an entity in which the Company has an ownership of 5% or more of its voting securities. A controlled affiliate is an entity in which the Company owns more than 25% of its voting securities. Transactions related to our investments with controlled and non-controlled affiliated companies for the nine months ended September 30, 2018 were as follows:

Portfolio Company	Fair Value at December 31, 2017	Purchases (Cost)	Principal Received	Net Realized Gains/(Losses)	Net Unrealized Gains/(Losses)	Fair Value at September 30, 2018	Interest and Other Income	Dividend Income
Controlled Investments
Universal Processing Services of Wisconsin LLC	$80,000	$—	$—	$—	$9,500	$89,500	$—	$5,400
Premier Payments LLC	23,000	—	—	—	—	23,000	—	1,350
Mobil Money, LLC	—	3,300	(300)	—	—	3,000	—	100
Newtek Technology Solutions, Inc.	12,400	—	—	—	(3,400)	9,000	—	—
International Professional Marketing, Inc.	4,450	450	(500)	—	(700)	3,700	11	125
SIDCO, LLC	7,670	175	(375)	—	700	8,170	18	875
banc-serv Partners, LLC	3,430	1,078	—	—	(3,308)	1,200	—	—
CDS Business Services, Inc.	14,396	12,318	(12,714)	—	(3,000)	11,000	507	—
Small Business Lending, LLC	2,500	—	—	—	(400)	2,100	—	—
Newtek Insurance Agency, LLC	2,500	135	—	—	(420)	2,215	—	—
PMTWorks Payroll, LLC	—	281	—	—	(281)	—	—	—
Titanium Asset Management LLC	—	—	—	—	—	—	—	—
Excel WebSolutions, LLC	360	—	(247)	—	(113)	—	17	—
United Capital Source, LLC	2,450	—	(2,502)	52	—	—	—	275
Newtek Business Lending, LLC	—	11,575	—	—	3,000	14,575	—	—
Total Controlled Investments	$153,156	$29,312	$(16,638)	$52	$1,578	$167,460	$553	$8,125
Non-Control/Affiliate Investments
EMCAP Loan Holdings, LLC	$—	$1,000	$—	$—	$—	$1,000	$—	$36
Total Affiliate Investments	$153,156	$30,312	$(16,638)	$52	$1,578	$168,460	$553	$8,161

Related Party Transactions

Note Payable - Related Parties

In June 2015, the Company entered into the Related Party RLOC. Maximum borrowings under the Related Party RLOC were $38,000,000.

In June 2017, the Related Party RLOC was amended to increase maximum borrowings to $50,000,000. The outstanding balance bears interest at a rate equal to (a) LIBOR (with a floor of 0.50%) plus (b) 6.0% or at a rate equal to (y) the greater of the Prime Rate or 3.5% plus (z) 5.0%. At September 30, 2018, the Related Party RLOC bears interest at a rate of 8.13%. The Related Party RLOC has a maturity date of June 21, 2021. Outstanding borrowings from UPSW, Premier and NTS at September 30, 2018 under the Related Party RLOC were $23,975,000.

Interest expense incurred under the Related Party RLOC during the three months ended September 30, 2018 and 2017 was $356,000 and $378,000, respectively. Interest expense incurred under the Related Party RLOC during the nine months ended September 30, 2018 and 2017 was $700,000 and $418,000, respectively.

Expenses Incurred from Controlled Portfolio Companies

The Company incurs expenses from certain controlled portfolio companies including managed technology services from NTS, loan processing and closing expenses from various related parties and payroll processing fees from NPS.

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Managed technology services	$181	$186	$541	$656
Loan related processing and auditing fees	10	101	34	139
Referral fees	12	54	104	82
Payroll processing fees	11	10	31	29
Total	$214	$351	$710	$906

The Company also sub-leases portions of its office space in Lake Success, New York to certain portfolio companies. Amounts charged were as follows:

Portfolio Company	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Universal Processing Services of Wisconsin LLC	$39	$39	$119	$17
Newtek Technology Solutions, Inc.	3	—	8	—
Small Business Lending, LLC	19	19	57	76
Newtek Insurance Agency, LLC	23	23	68	31
CDS Business Services, Inc.	15	15	48	59
Premier Payments LLC	9	10	30	40
PMTWorks Payroll, LLC	9	12	22	19
Titanium Asset Management LLC	—	6	—	—
Total	$117	$124	$352	$242

Amounts due from related parties were $5,012,000 and $2,255,000 at September 30, 2018 and December 31, 2017, respectively. Amounts due to related parties were $184,000 and zero at September 30, 2018 and December 31, 2017, respectively.

Managerial Assistance Fees from Controlled Investments

The Company offers managerial assistance to all portfolio companies and currently provides managerial assistance to certain controlled portfolio companies. Amounts are charged based on estimates of time and effort spent by certain employees providing managerial services for certain controlled portfolio companies. Fees are recorded on a quarterly basis, are recurring in nature and are charged at an arm’s length basis. The table below summarizes amounts charged to each controlled portfolio company for the three and nine months ended September 30, 2018 and 2017, and are recorded as a credit to salaries and benefits in the condensed consolidated statements of operations.

Portfolio Company	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Universal Processing Services of Wisconsin, LLC	$111	$101	$289	$314
Newtek Technology Solutions, Inc.	101	138	402	407
PMTWorks Payroll, LLC	16	18	45	63
Newtek Insurance Agency, LLC	37	57	123	161
Summit Systems and Designs, LLC (1)	—	—	—	10
Secure CyberGateway Services, LLC (1)	—	—	—	2
banc-serv Partners, LLC	60	52	174	150
Premier Payments LLC	45	38	112	135
CDS Business Services, Inc.	26	9	70	19
International Professional Marketing, Inc.	31	33	61	52
SIDCO, LLC	31	20	60	35
Mobil Money, LLC	21	—	45	—
Small Business Lending, LLC	83	85	279	279
Total	$561	$551	$1,660	$1,627

(1) Entity was dissolved in May 2018.
NOTE 5—SERVICING ASSETS:
At September 30, 2018 and December 31, 2017, servicing assets are measured at fair value. The Company earns servicing fees from the guaranteed portions of SBA 7(a) loans it originates and sells.
The following table summarizes the fair value and valuation assumptions related to servicing assets at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Fair Value	$21,642	$19,359
Discount factor (1)	13.06%	13.06%
Cumulative prepayment rate	22.50%	20.00%
Average cumulative default rate	20.00%	20.00%
(1) Determined based on risk spreads and observable secondary market transactions.
Servicing fee income earned for the three months ended September 30, 2018 and 2017 was $2,177,000 and $1,794,000, respectively. Servicing fee income earned for the nine months ended September 30, 2018 and 2017 was $6,250,000 and $5,163,000, respectively.
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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the nine months ended September 30, 2018 or 2017. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

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

The following tables present fair value measurements of the Company’s assets and liabilities measured at fair value and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values as of September 30, 2018 and December 31, 2017:

	Fair Value Measurements at September 30, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Investments in money market funds	$9	$9	$—	$—
SBA unguaranteed non-affiliate investments	330,165	—	—	330,165
SBA guaranteed non-affiliate investments	14,862	—	14,862	—
Controlled investments	167,460	—	—	167,460
Other real estate owned (1)	677	—	677	—
Non-control/affiliate investments	1,000	—	—	1,000
Servicing assets	21,642	—	—	21,642
Total assets	$535,815	$9	$15,539	$520,267
Liabilities:
Contingent consideration liabilities (2)	$1,807	$—	$—	$1,807

(1) Included in Other Assets on the Condensed Consolidated Statements of Assets and Liabilities

(2) Included in Accounts Payable, Accrued Expenses and Other Liabilities on the Condensed Consolidated Statements of Assets and Liabilities

The change in unrealized appreciation (depreciation) included in the condensed consolidated statements of operations attributable to Level 3 investments held at September 30, 2018 includes $6,751,000 in unrealized appreciation on SBA unguaranteed non-affiliate investments, $1,579,000 in unrealized appreciation on controlled investments and $3,175,000 in unrealized depreciation on servicing assets.

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

(1) Included in Other Assets on the Condensed Consolidated Statements of Assets and Liabilities

(2) Included in Accounts Payable, Accrued Expenses and Other Liabilities on the Condensed Consolidated Statements of Assets and Liabilities

The following table represents the changes in investments, servicing assets and liabilities measured at fair value using Level 3 inputs for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30, 2018
	SBA Unguaranteed Investments	Controlled Investments	Servicing Assets	Non-Control/Affiliate Investments	Contingent Consideration Liabilities (1)
Fair value, December 31, 2017	$278,034	$153,156	$19,359	$—	$913
Net change in unrealized appreciation (depreciation)	6,751	1,579	(3,175)	—	—
Realized gain (loss)	(1,751)	52	—	—	—
SBA unguaranteed non-affiliate investments, funded	76,860	—	—	—	—
Foreclosed real estate acquired	(826)	—	—	—	—
Purchase of investments	—	29,312	—	1,000	—
Sale of investment	—	(2,502)	—	—	—
Record fair value of contingent consideration liabilities	—	—	—	—	1,350
Change in fair value of contingent consideration liabilities	—	—	—	—	23
Payment of contingent consideration	—	—	—	—	(479)
Net accretion of premium/discount	(16)	—	—	—	—
Principal payments received on debt investments	(28,887)	(13,837)	—	—	—
Additions to servicing assets	—	—	5,458	—	—
Fair value, September 30, 2018	$330,165	$167,460	$21,642	$1,000	$1,807

(1) Included in Accounts Payable, Accrued Expenses and Other Liabilities on the Condensed Consolidated Statements of Assets and Liabilities

	Nine Months Ended September 30, 2017
	SBA Unguaranteed Investments	Controlled Investments	Servicing Assets	Non-Control/Non-Affiliate Investments	Contingent Consideration Liabilities (1)
Fair value, December 31, 2016	$211,471	$121,302	$16,246	$904	$—
Net change in unrealized appreciation (depreciation)	238	(2,243)	(1,601)	—	—
Realized loss	(131)	—	—	—	—
SBA unguaranteed non-affiliate investments, funded	62,185	—	—	—	—
Foreclosed real estate acquired	(212)	—	—	—	—
Purchase of investments	—	29,366	—	3,255	—
Transfer of Excel WebSolutions, LLC from Non-control/Non-affiliate to Controlled Investments	—	904		(904)	—
Purchase of loan portfolio	175	—	—	—	—
Return of investment	—	(50)	—	—	—
Net accretion of premium/discount	19	—	—	—	—
Purchase of loan from SBA	3,821	—	—	—	—
Record fair value of contingent consideration liabilities	—	—	—	—	1,368
Change in fair value of contingent consideration liabilities	—	—	—	—	(748)
Principal payments received on debt investments	(20,430)	(12,330)	—	(3,255)
Additions to servicing assets	—	—	4,447	—
Fair value, September 30, 2017	$257,136	$136,949	$19,092	$—	$620

(1) Included in Accounts Payable, Accrued Expenses and Other Liabilities on the Condensed Consolidated Statements of Assets and Liabilities

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements as of September 30, 2018 and December 31, 2017. In addition to the techniques and inputs noted in the table below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements at September 30, 2018 and December 31, 2017.

					Range
	Fair Value as of September 30, 2018	Valuation Techniques	Unobservable Input	Weighted Average	Minimum	Maximum
Assets:
SBA unguaranteed non-affiliate investments - performing loans	$311,042	Discounted cash flow	Market yields	6.20%	6.20%	6.20%
SBA unguaranteed non-affiliate investments - non-performing loans	$19,123	Discounted cash flow	Market yields	6.23%	6.23%	6.23%
Controlled equity investments (A)	$160,710	Market comparable companies	EBITDA multiples (B)	9.5x	3.77x	11.55x
		Market comparable companies	Revenue multiples (B)	1.15x	0.22x	2.83x
		Discounted cash flow	Weighted average cost of capital (B)	13.25%	11.90%	22.40%
Controlled debt investments	$6,750	Discounted cash flow	Market yields	7.83%	5.50%	10.00%
Non-control/affiliate investments	$1,000	Liquidation value	Asset value	N/A	N/A	N/A
Servicing assets	$21,642	Discounted cash flow	Market yields	13.06%	13.06%	13.06%
Liabilities:
Contingent consideration liabilities	$1,807	Discounted cash flow	Projected EBITDA and net residual income and probability of achievement	N/A	N/A	N/A

(A) In determining the fair value of the Company’s controlled equity investments as of September 30, 2018, the proportion of the market comparable companies valuation technique and the discounted cash flow valuation technique were 41.9% and 58.1%, respectively, on a weighted average basis.

(B) The Company valued $134,835,000 of investments using an equal weighting of EBITDA and revenue multiples in the overall valuation approach which included the use of market comparable companies. The Company valued $25,875,000 of investments using only discounted cash flows.

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

NOTE 7—BORROWINGS:

At September 30, 2018 and December 31, 2017, the Company had borrowings comprised of the following:

	September 30, 2018			December 31, 2017
	Commitments	Borrowings Outstanding	Weighted Average Interest Rate	Commitments	Borrowings Outstanding	Weighted Average Interest Rate
Capital One line of credit - guaranteed (1)	$100,000	$37,475	4.50%	$100,000	$—	—%
Capital One line of credit - unguaranteed (1)	—	42,083	5.50%	—	—	—%
Notes due 2022	8,324	7,998	7.50%	8,324	7,936	7.50%
Notes due 2021	—	—	—%	40,250	39,114	7.00%
Notes due 2023	57,500	55,445	6.25%	—	—	—%
Notes payable - related parties	50,000	23,975	8.13%	50,000	7,001	7.69%
Notes payable - Securitization Trusts	132,810	130,326	4.76%	165,432	162,201	4.10%
Total	$348,634	$297,303	5.46%	$364,006	$216,252	4.87%

(1) Total combined commitments of the guaranteed and unguaranteed lines of credit were $100,000,000 at September 30, 2018 and December 31, 2017.

As of September 30, 2018, our asset coverage was 195%.

Outstanding borrowings under the 2022 Notes, 2021 Notes, 2023 Notes and Notes payable - Securitization Trusts consisted of the following:

	September 30, 2018			December 31, 2017
	Notes Due 2022	Notes Due 2023	Notes Payable- Securitization Trusts	Notes Due 2022	Notes Due 2021	Notes Payable- Securitization Trusts
Principal balance	$8,324	$57,500	$132,810	$8,324	$40,250	$165,432
Unamortized deferred financing costs	(326)	(2,055)	(2,483)	(388)	(1,136)	(3,231)
Net carrying amount	$7,998	$55,445	$130,326	$7,936	$39,114	$162,201

At September 30, 2018 and December 31, 2017, the carrying amount of the Company’s borrowings under the Capital One lines of credit, Notes payable - related parties and Notes payable - Securitization Trusts, approximates fair value due to their variable interest rates.

The fair values of the fixed rate 2022 Notes and 2023 Notes are based on the closing public share price on the date of measurement. On September 30, 2018, the closing price of the 2022 Notes was $25.40 per note, or $8,457,000. On September 30, 2018, the closing price of the 2023 Notes was $25.68 per note, or $59,064,000. These borrowings are not recorded at fair value on a recurring basis.
Total interest expense including unused line fees and amortization of deferred financing costs related to borrowings for the three months ended September 30, 2018 and 2017 was $4,105,000 and $2,981,000, respectively. Total interest expense including unused line fees and amortization of deferred financing costs related to borrowings for the nine months ended September 30, 2018 and 2017 was $11,399,000 and $8,118,000, respectively.

Notes Due 2023

On February 21, 2018, the Company closed a public offering of $50,000,000 in aggregate principal amount of its 2023 Notes. The 2023 Notes will mature on March 1, 2023 and may be redeemed in whole or in part at any time or from time to time at Newtek’s option on or after March 1, 2020. The 2023 Notes bear interest at a rate of 6.25% per year payable quarterly on March 1, June 1, September 1 and December 1, of each year, beginning June 1, 2018. In February 2018, the underwriters exercised their option to purchase an additional $7,500,000 in aggregate principal amount of the 2023 Notes. Total net proceeds received after deducting underwriters’ discount and expenses was $55,176,000. The 2023 Notes are listed on the Nasdaq Global Market under the trading symbol “NEWTI”. A portion of the proceeds were used to redeem the outstanding 2021 Notes. As a result of the redemption of the 2021 Notes, the Company recorded a $1,059,000 loss on extinguishment of debt during the nine months ended September 30, 2018, equivalent to the balance of unamortized deferred financing costs as of the Redemption Date.
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
Guarantees
The Company is a guarantor on the Sterling Receivable and Inventory Facility at NBCS. Maximum borrowings under the Sterling Receivable and Inventory Facility are $22,500,000. The Sterling Receivable and Inventory Facility matures in February 2019 and automatically renews annually. At September 30, 2018, total principal owed by NBCS was $16,818,000. In addition, the Company deposited $750,000 to collateralize the guarantee. At September 30, 2018, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is also a guarantor on the Sterling 504 Facility at NBCS. Maximum borrowings under the Sterling 504 Facility are $35,000,000, depending upon syndication. The Sterling 504 Facility matures in November 2018. At September 30, 2018, total principal owed by NBCS was $15,518,000. At September 30, 2018, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is a guarantor on the NBL Facility. Maximum borrowings under the NBL Facility are $75,000,000 with an accordion feature to increase maximum borrowings to $150,000,000. The NBL Facility matures in July 2021. At September 30, 2018, total principal owed by NBL was $5,399,000. At September 30, 2018, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is a guarantor on the Goldman Facility, a term loan facility between UPSW, NTS and Premier with Goldman Sachs with an aggregate principal amount up to $50,000,000. The Goldman Facility matures in June 2021. At September 30, 2018, total principal outstanding was $40,000,000. At September 30, 2018, the Company determined that it is not probable that payments would be required to be made under the guarantee.

Unfunded Commitments

At September 30, 2018, the Company had $6,984,000 of unfunded commitments in connection with its SBA 7(a) non-affiliate investments related to portions of loans originated which are partially funded. The Company will fund these commitments from the same sources it uses to fund its other investment commitments.

NOTE 9—FINANCIAL HIGHLIGHTS:

The financial highlights for the Company are as follows:

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Per share data (1)
Net asset value at beginning of period	$15.08	$14.30
Net investment loss	(0.34)	(0.29)
Net realized gain on investments	1.67	1.61
Net unrealized appreciation on investments	0.37	(0.05)
Net unrealized depreciation on servicing assets	(0.17)	(0.09)
Change in deferred taxes	(0.02)	0.04
Net increase in net assets resulting from operations	1.51	1.22
Dividends to common stockholders from net investment income	(0.82)	(0.36)
Distributions to common stockholders from capital gains	(0.48)	(0.84)
Total dividends paid	(1.30)	(1.20)
Stock-based compensation expense	0.02	0.05
Accretive effect of stock offerings (issuing shares above NAV per share)	0.03	0.05
Accretive effect of shares issued in connection with investments (issuing shares above NAV per share)	—	0.01
Accretive effect of shares issued in connection with DRIP (issuing shares above NAV per share)	0.01
Dilutive effect of purchase of vested stock for employee payroll tax withholding (purchase of shares above NAV)	—	(0.01)
Dilutive effect of restricted stock awards	(0.08)	—
Other (5)	0.01	(0.02)
Net asset value at end of period	$15.28	$14.40

Per share market value at end of period	$20.94	$17.82
Total return based on market value (3)(6)	20.28%	19.62%
Total return based on average net asset value (3)(4)(6)	9.95%	12.12%
Shares outstanding at end of period (in thousands)	18,849	17,750

Ratios/Supplemental Data:
Net assets at end of period	$287,936	$255,612
Ratio of expenses to average net assets (2)	19.41%	19.20%
Ratio of net investment loss to average net assets (2)	(2.99)%	(2.85)%
Portfolio turnover	103.45%	81.49%
Average debt outstanding	$261,587	$200,124
Average debt outstanding per share	$13.88	$11.27
Asset coverage ratio (7)	195%	212%

(1) Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2) Annualized for the nine months ended September 30, 2018.
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
(6) Not annualized.

(7) Calculated based on $302,167,000 and $221,007,000 of senior securities outstanding at September 30, 2018 and December 31, 2017, respectively.

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

The Board approves the issuance of shares of restricted stock to employees and directors pursuant to the Equity Incentive Plan. These shares generally vest over a one to three year period from the grant date. The fair value is expensed over the service period, starting on the grant date. The following table summarizes the restricted stock issuances under the Equity Incentive Plan, net of shares forfeited, if any, and the remaining shares of restricted stock available for issuance as of September 30, 2018.

Restricted Stock authorized under the plan (1)	1,500,000
Less net restricted stock granted during:
Year ended December 31, 2016	(120,933)
Year ended December 31, 2017	(5,007)
Nine months ended September 30, 2018	(93,568)
Restricted stock available for issuance as of September 30, 2018	1,280,492

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

For the three months ended September 30, 2018 and 2017, the Company recognized total stock-based compensation expense of $176,000 and $152,000, respectively. For the nine months ended September 30, 2018 and 2017 the Company recognized total stock-based compensation expense of $418,000 and $904,000, respectively.

As of September 30, 2018, there was $1,399,000 of total unrecognized compensation expense related to unvested restricted shares. This compensation expense is expected to be recognized over a remaining weighted-average period of approximately 2.39 years as of September 30, 2018.

NOTE 11—COMMON STOCK:

The following table summarizes the total shares issued and proceeds received net of underwriting and offering costs in public offerings of the Company’s common stock since conversion to a BDC (excludes ATM transaction discussed separately below):

		Year Ended
	Nine Months Ended September 30, 2018	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014
Shares issued	—	2,587,500	—	2,300,000	2,530,000
Offering price per share	$—	$15.25	$—	$16.50	$12.50
Proceeds net of underwriting discounts and offering costs	$—	$37,042	$—	$35,290	$27,883

In January 2017 the Company closed a public offering of 2,250,000 shares of its common stock at a public offering price of $15.25 per share. The Company also sold an additional 337,500 shares of its common stock at a public offering price of $15.25 per share pursuant to the underwriter’s full exercise of the over-allotment option.

ATM Program

On March 20, 2017, the Company entered into an ATM equity distribution agreement. The ATM equity distribution agreement provides that the Company may offer and sell up to 2,900,000 shares of common stock from time to time through the Placement Agents. On September 6, 2017, the Company entered into an amended ATM equity distribution agreement for the purpose of adding D.A. Davidson as placement agent. On August 31, 2018, the Company entered into a Second Amended and Restated ATM Equity Distribution Agreement which increased the maximum number of shares that the Company may offer and sell up to 4,400,000 shares of common stock from time to time through the Placement Agents.

During the nine months ended September 30, 2018, the Company sold 241,232 shares of its common stock at a weighted average price of $19.23 per share resulting in net proceeds of $4,289,000. During the year ended December 31, 2017 the Company sold 1,139,181 shares of its common stock at a weighted average price of $17.58 per share resulting in net proceeds of $19,620,000. As of September 30, 2018, there were 3,019,587 shares of common stock available for sale under the ATM Equity Distribution Agreement.

The Company used the net proceeds for funding investments in debt and equity securities in accordance with its investment objective and strategies.

NOTE 12—EARNINGS PER SHARE:

The following table summarizes the calculations for the net increase in net assets resulting from operations per common share for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Net increase in net assets resulting from operations	$12,384	$8,077	$28,117	$20,912
Weighted average shares outstanding	18,791	17,487	18,656	17,076
Net increase in net assets resulting from operations per common share	$0.66	$0.46	$1.51	$1.22

NOTE 13—DIVIDENDS AND DISTRIBUTIONS:

The Company’s dividends and distributions are recorded on the declaration date. The following table summarizes the Company’s dividend declarations and distributions during the nine months ended September 30, 2018 and 2017.

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Nine months ended September 30, 2018
January 18, 2018	March 20, 2018	March 30, 2018	$0.40	$7,202	10	$168
May 11, 2018	June 15, 2018	June 29, 2018	$0.42	$7,637	9	$178
August 23, 2018	September 17, 2018	September 28, 2018	$0.48	$8,544	21	$414

Nine months ended September 30, 2017
March 6, 2017	March 20, 2017	March 31, 2017	$0.36	$6,062	6	$89
May 4, 2017	May 31, 2017	June 30, 2017	$0.40	$6,804	7	$112
August 21, 2017	September 22, 2017	September 29, 2017	$0.44	$7,585	11	$184

During the nine months ended September 30, 2018 and 2017, an additional 8,000 and 6,591 shares valued at $156,000 and $110,000, respectively, were issued related to dividends from unvested restricted stock awards.
NOTE 14—SUPPLEMENTAL FINANCIAL DATA:
Summarized Financial Information of Our Unconsolidated Subsidiaries

The Company holds a controlling interest, as defined by the 1940 Act in portfolio companies that are not consolidated in the Company’s condensed consolidated financial statements. Below is a brief description of a portfolio company that is required to have supplemental disclosure incorporated in our financial statements in accordance with Regulation S-X section 4-08(g), along with summarized financial information.

Universal Processing Services of Wisconsin LLC

UPSW markets credit and debit card processing services, check approval services and ancillary processing equipment and software to merchants who accept credit cards, debit cards, checks and other non-cash forms of payment.

The summarized financial information of our unconsolidated subsidiary is as follows:

Balance Sheets - Universal Processing Services of Wisconsin LLC	As of September 30, 2018	As of December 31, 2017
Current assets	$5,328	$17,005
Noncurrent assets	22,580	9,806
Total assets	$27,908	$26,811
Current liabilities	4,272	4,107
Noncurrent liabilities	29,997	29,857
Total liabilities	$34,269	$33,964
Total deficit	$(6,361)	$(7,153)

Statements of Income - Universal Processing Services of Wisconsin LLC	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Revenue	$29,557	$27,119	$88,336	$82,879
Expenses	26,903	24,925	80,364	76,559
Income from operations	$2,654	$2,194	$7,972	$6,320
Interest (expense) income, net	(368)	(328)	(1,330)	(1,115)
Income before tax	$2,286	$1,866	$6,642	$5,205

The Company recorded the following related to its investment in UPSW:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Dividend income	$1,900	$1,750	$5,400	$5,250
Unrealized appreciation	$4,500	$2,000	$9,500	$3,000

NOTE 15—SUBSEQUENT EVENTS:

Common Stock

From October 1, 2018 through November 8, 2018 the Company sold 50,000 shares of its common stock at a weighted average price of $18.67 per share under the ATM Equity Distribution Agreement. Proceeds, net of offering costs and expenses were $915,000. As of November 8, 2018, there were 2,969,587 shares of common stock available for sale under the ATM Equity Distribution Agreement.

Securitization Transaction

On October 25, 2018, the 2013-1 Trust was terminated as a result of NSBF purchasing the 2013-1 Trust assets, with the 2013-1 Trust’s noteholders receiving the redemption price.  Certain of the 2013-1 Trust’s assets were subsequently transferred to the 2018-1 Trust.

On November 8, 2018, NSBF completed its ninth securitization which resulted in the transfer of $108,551,000 of unguaranteed portions of SBA loans to the 2018-1 Trust.  The 2018-1 Trust in turn issued securitization notes for the par amount of $108,551,000, consisting of $82,876,000 Class A notes and $25,675,000 of Class B notes, against the assets in a private placement. The Class A and Class B notes received an “A” and “BBB-” rating by S&P, respectively, and the final maturity date of the notes is February 2044. The Class A and Class B notes bear interest at a rate of LIBOR plus 1.8% and 2.85%, respectively.

Guarantees

On November 8, 2018 UPSW and Premier entered into a $50,000,000 financing arrangement with Webster Bank consisting of a $35,000,000 five year term loan and a $15,000,000 revolving credit facility. A portion of this financing was used to repay the $40,000,000 outstanding balance and retired the $50,000,000 Goldman Facility. No amounts were drawn on the revolving credit facility at closing. The Company is a guarantor on the term loan and revolving credit facility with Webster Bank.

Newtek Business Services Corp. and Subsidiaries
Schedule of Investments In and Advances to Affiliates
Nine Months Ended September 30, 2018

Portfolio Company	Type of Investment (1)	Amount of Realized Gain (Loss)	Amount of Unrealized Appreciation (Depreciation)	Amount of Interest or Dividends Credited to Income (3)	Fair Value at December 31, 2017	Gross Additions (4)	Gross Reductions (5)	Fair Value at September 30, 2018
Advanced Cyber Security Systems, LLC	50% Membership Interest (2)	$—	$—	$—	$—	$—	$—	$—
	Term Loan (3%) (2)	—	—	—	—	—	—	—

Automated Merchant Services, Inc.	100% Common Stock (2)	—	—	—	—	—	—	—

CDS Business Services, Inc.	100% Common Stock (2)	—	(3,000)	—	8,000	—	(3,000)	5,000
	Line of Credit (Prime + 2.5%) (6)	—	—	463	6,396	11,318	(12,714)	5,000
	Term Loan (10%)			44	—	1,000	—	1,000

Newtek Technology Solutions, Inc.	100% Common Stock (2)	—	(3,400)	—	12,400	—	(3,400)	9,000

Newtek Insurance Agency, LLC	100% Membership Interest (2)	—	(420)	—	2,500	135	(420)	2,215

PMTWorks Payroll, LLC	100% Membership Interest (2)	—	(281)	—	—	281	(281)	—
	Term Loans (10%-12%) (2)	—	—	—	—	—	—	—

Small Business Lending, LLC	100% Membership Interest (2)	—	(400)	—	2,500	—	(400)	2,100

banc-serv Partners, LLC	100% Membership Interest (2)	—	(3,308)	—	3,430	1,078	(3,308)	1,200

Premier Payments LLC	100% Membership Interest	—	—	1,350	23,000	—	—	23,000

International Professional Marketing, Inc.	100% Common Stock	—	(700)	125	4,000	—	(700)	3,300
	Line of Credit (Prime + 0.5%) (6)	—	—	11	450	450	(500)	400

Portfolio Company	Type of Investment (1)	Amount of Realized Gain (Loss)	Amount of Unrealized Appreciation (Depreciation)	Amount of Interest or Dividends Credited to Income (3)	Fair Value at December 31, 2017	Gross Additions (4)	Gross Reductions (5)	Fair Value at September 30, 2018
SIDCO, LLC	100% Membership Interest	—	700	875	7,120	700	—	7,820
	Line of Credit (Prime + 0.5%) (6)	—	—	18	550	175	(375)	350

Universal Processing Services of Wisconsin LLC	100% Membership Interest	—	9,500	5,400	80,000	9,500	—	89,500

United Capital Source, LLC	100% Membership Interest	52	—	275	2,450	—	(2,450)	—

Titanium Asset Management, LLC	100% Membership Interest (2)	—	—	—	—	—	—	—
	Term Loans (3%) (2)	—	—	—	—	—	—	—

Newtek Business Lending, LLC	100% Membership Interest	—	3,000	—	—	14,575	—	14,575

Mobil Money, LLC	100% Membership Interest	—	—	100	—	3,300	(300)	3,000

Excel WebSolutions LLC	Term Loans (10%)	—	(112)	17	360	—	(360)	—
	50% Membership Interest (2)	—	—	—	—	—	—	—

Total Controlled Investments		$52	$1,579	$8,678	$153,156	$42,512	$(28,208)	$167,460
Non-Control/Affiliate Investments
EMCAP Loan Holdings, LLC	6.04% Membership Interest	$—	$—	$36	$—	$1,000	$—	$1,000
Total Affiliate Investments		$52	$1,579	$8,714	$153,156	$43,512	$(28,208)	$168,460

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
(6) Index based floating rate debt investments bear interest at rate of Prime plus a contractual spread which typically resets monthly. At September 30, 2018, the Prime rate was 5.25%.

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
Executive Overview

We are a leading national non-bank lender and own and control certain portfolio companies under the Newtek® brand (our “controlled portfolio companies,” as defined below) that provide a wide range of business and financial solutions to SMBs. Newtek's and its portfolio companies’ business and financial solutions include: Business Lending, including origination of SBA 7(a), SBA 504 loans and conventional loans, Electronic Payment Processing, Managed Technology Solutions (Cloud Computing), Technology Consulting, eCommerce, Accounts Receivable and Inventory Financing, The Newtek Advantage, personal and commercial Insurance Services, Web Services, Data Backup, Storage and Retrieval, and Payroll and Benefits Solutions to SMB accounts nationwide across all industries. We have an established and reliable platform that is not limited by client size, industry type, or location. As a result, we believe we have a strong and diversified client base across every state in the U.S. and across a variety of different industries. In addition, we have developed a financial and technology based business model that enables us and our controlled portfolio companies to acquire and process our SMB clients in a very cost effective manner. This capability is supported in large part by NewTracker®, our patented prospect management technology software, which is similar to, but we believe better than, the system popularized by Salesforce.com. We believe that this technology and business model distinguishes us from our competitors.

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

NSBF has been granted PLP status and originates, sells and services SBA 7(a) small business loans and is authorized to place SBA guarantees on loans without seeking prior SBA review and approval. Being a national lender, PLP status allows NSBF to expedite the origination of loans since NSBF is not required to present applications to the SBA for concurrent review and approval. The loss of PLP status could adversely impact our marketing efforts and ultimately our loan origination volume which could negatively impact our results of operations. During the third quarter of 2018, sale prices for guaranteed portions of SBA 7(a) loans was negatively impacted by market conditions, in particular a higher interest rate environment, which led to higher prepayments during the period, resulting in lower sale prices in the secondary market.  A continuation or further reduction in the price of guaranteed SBA 7(a) loans could negatively impact our business.

As a BDC, our investment objective is to generate both current income and capital appreciation primarily through loans originated by our small business finance platform and our equity investments in certain portfolio companies that we control.

We target our debt investments, which are principally made through our business finance platform under the SBA 7(a) program, to produce a coupon rate of prime plus 2.75% which enables us to generate rapid sales of guaranteed portions of SBA 7(a) loans in the secondary market. We typically structure our debt investments with the maximum seniority and collateral along with personal guarantees from portfolio company owners, in many cases collateralized by other assets including real estate. In most cases, our debt investment will be collateralized by a first lien on the assets of the portfolio company and a first or second lien on assets of guarantors, in both cases primarily real estate. All SBA loans are made with personal guarantees from any owner(s) of 20% or more of the portfolio company’s equity. The amount of new debt investments, particularly SBA 7(a) loans that we originate, will directly impact future investment income. In addition, future amounts of unrealized appreciation or depreciation on our investments, as well as the amount of realized gains or losses, will also fluctuate depending upon economic conditions and the performance of our investment portfolio. The changes in realized gains and losses and unrealized appreciation or depreciation could have a material impact on our operating results. During the third quarter of 2018, sale prices for guaranteed portions of SBA 7(a) loans was negatively impacted by market conditions, in particular a higher interest rate environment, which led to higher prepayments during the period, resulting in lower sale prices in the secondary market.  A continuation or further reduction in the price of guaranteed SBA 7(a) loans could negatively impact our business.

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
Guarantees
The Company is a guarantor on the Sterling Receivable and Inventory Facility at NBCS. Maximum borrowings under the Sterling Receivable and Inventory Facility are $22,500,000. The Sterling Receivable and Inventory Facility matures in February 2019 and automatically renews annually. At September 30, 2018, total principal owed by NBCS was $16,818,000. In addition, the Company deposited $750,000 to collateralize the guarantee. At September 30, 2018, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is also a guarantor on the Sterling 504 Facility at NBCS. Maximum borrowings under the Sterling 504 Facility are $35,000,000, depending upon syndication. The Sterling 504 Facility matures in November 2018. At September 30, 2018, total principal owed by NBCS was $15,518,000. At September 30, 2018, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is a guarantor on the NBL Facility. Maximum borrowings under the NBL Facility are $75,000,000 with an accordion feature to increase maximum borrowings to $150,000,000. The NBL Facility matures in July 2021. At September 30, 2018, total principal owed by NBL was $5,399,000. At September 30, 2018, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is a guarantor on the Goldman Facility, a term loan facility between UPSW, NTS and Premier with Goldman Sachs with an aggregate principal amount up to $50,000,000. The Goldman Facility matures in June 2021. At September 30, 2018, total principal outstanding was $40,000,000. At September 30, 2018, the Company determined that it is not probable that payments would be required to be made under the guarantee.

Loan Portfolio Asset Quality and Composition
The following tables set forth distribution by business type of the Company’s SBA 7(a) loan portfolio at September 30, 2018 and December 31, 2017, respectively (in thousands):
As of September 30, 2018

Distribution by Business Type
Business Type	# of Loans	Balance	Average Balance	% of Balance
Existing Business	1,468	$274,918	$187	82.6%
Business Acquisition	214	42,744	200	12.8%
Start-Up Business	162	15,408	95	4.6%
Total	1,844	$333,070	$181	100.0%
As of December 31, 2017

Distribution by Business Type
Business Type	# of Loans	Balance	Average Balance	% of Balance
Existing Business	1,240	$235,416	$190	81.8%
Business Acquisition	188	37,935	202	13.2%
Start-Up Business	144	14,339	100	5.0%
Total	1,572	$287,690	$183	100.0%
The following tables set forth distribution by borrower’s credit score of the Company’s SBA 7(a) loan portfolio at September 30, 2018 and December 31, 2017, respectively (in thousands):
As of September 30, 2018

Distribution by Borrower Credit Score
Credit Score	# of Loans	Balance	Average Balance	% of Balance
500 to 550	23	$3,308	$144	1.0%
551 to 600	59	16,112	273	4.8%
601 to 650	263	51,628	196	15.5%
651 to 700	556	102,516	184	30.9%
701 to 750	547	94,637	173	28.4%
751 to 800	339	59,615	176	17.9%
801 to 850	50	4,435	89	1.3%
Not available	7	819	117	0.2%
Total	1,844	$333,070	$181	100.0%

As of December 31, 2017

Distribution by Borrower Credit Score
Credit Score	# of Loans	Aggregate Balance	Average Balance	% of Balance
500 to 550	20	$3,261	$163	1.1%
551 to 600	50	12,614	252	4.4%
601 to 650	225	45,608	203	15.8%
651 to 700	464	89,345	193	31.0%
701 to 750	472	84,783	180	29.5%
751 to 800	291	46,567	160	16.2%
801 to 850	41	3,633	89	1.3%
Not available	9	1,879	209	0.7%
Total	1,572	$287,690	$183	100.0%
The following tables set forth distribution by primary collateral type of the Company’s SBA 7(a) loan portfolio at September 30, 2018 and December 31, 2017, respectively (in thousands):
As of September 30, 2018

Distribution by Primary Collateral Type
Collateral Type	# of Loans	Balance	Average Balance	% of Balance
Commercial Real Estate	831	$186,292	$224	55.9%
Machinery and Equipment	316	58,048	184	17.4%
Residential Real Estate	373	30,717	82	9.2%
Other	90	31,445	349	9.4%
Accounts Receivable and Inventory	161	22,529	140	6.8%
Liquid Assets	12	565	47	0.2%
Furniture and Fixtures	21	2,418	115	0.7%
Unsecured	40	1,056	26	0.4%
Total	1,844	$333,070	$181	100.0%
As of December 31, 2017

Distribution by Primary Collateral Type
Collateral Type	# of Loans	Aggregate Balance	Average Balance	% of Balance
Commercial Real Estate	747	$168,063	$225	58.4%
Machinery and Equipment	253	46,366	183	16.1%
Residential Real Estate	317	25,789	81	9.0%
Other	75	28,398	379	9.9%
Accounts Receivable and Inventory	121	15,499	128	5.4%
Liquid Assets	12	625	52	0.2%
Unsecured	34	1,080	32	0.4%
Furniture and Fixtures	13	1,870	144	0.6%
Total	1,572	$287,690	$183	100.0%

The following tables set forth distribution by days delinquent of the Company’s SBA 7(a) loan portfolio at September 30, 2018 and December 31, 2017, respectively (in thousands):
As of September 30, 2018

Distribution by Days Delinquent
Delinquency Status	# of Loans	Balance	Average Balance	% of Balance
Current	1,618	$267,502	$165	80.3%
1 to 30 days	48	14,876	310	4.5%
31 to 60 days	37	12,157	329	3.6%
61 to 90 days	—	—	—	—%
91 days or greater	141	38,535	273	11.6%
Total	1,844	$333,070	$181	100.0%
As of December 31, 2017

Distribution by Days Delinquent
Delinquency Status	# of Loans	Aggregate Balance	Average Balance	% of Balance
Current	1,419	$249,960	$176	86.9%
1 to 30 days	43	12,009	279	4.2%
31 to 60 days	11	2,049	186	0.7%
61 to 90 days	1	475	475	0.2%
91 days or greater	98	23,197	237	8.0%
Total	1,572	$287,690	$183	100.0%
Consolidated Results of Operations

As a BDC and a RIC, we are subject to certain constraints on our operations, including limitations imposed by the 1940 Act and the Code.
Comparison of the three months ended September 30, 2018 and 2017
Investment Income

(in thousands)	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Change
Investment income:
Interest income	$6,129	$4,551	$1,578
Dividend income	2,951	2,551	400
Servicing income	2,177	1,794	383
Other income	1,128	705	423
Total investment income	$12,385	$9,601	$2,784
Interest Income
The increase in interest income was attributable to the average outstanding performing portfolio of SBA non-affiliate investments increasing to $286,726,000 from $233,535,000 for the three months ended September 30, 2018 and 2017, respectively, combined with an increase in the Prime Rate from 4.25% to 5.25% over the twelve month period. The increase in the average outstanding performing portfolio resulted from the origination of new SBA non-affiliate investments period over period. We also recognized an additional $445,000 of interest income period over period from holding SBA guaranteed loans.
Dividend Income

(in thousands)	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Change
Universal Processing Services of Wisconsin, LLC	$1,900	$1,750	$150
Premier Payments LLC	550	375	175
International Professional Marketing, Inc.	—	200	(200)
SIDCO, LLC	375	—	375
Mobil Money, LLC	100	—	100
CDS Business Services, Inc.	—	200	(200)
The Secure CyberGateway, LLC	—	26	(26)
EMCAP Loan Holdings, LLC	26	—	26
Total dividend income	$2,951	$2,551	$400

Dividend income increased $400,000 period over period based on each portfolio company’s financial results. Dividend income from SIDCO and IPM (combined as SIDCO was spun-off as a separate entity from IPM in July 2017), UPS and Premier increased $175,000, $150,000 and $175,000, respectively. In addition, we earned $100,000 of dividend income from Mobil Money (See Note 3 - Investments) during three months ended September 30, 2018. These increases were offset by a decrease in dividend income from CDS of $200,000. Dividend income is dependent on portfolio company earnings. Current quarter dividend income may not be indicative of future period dividend income.
NSBF Servicing Portfolio and Related Servicing Income
The following table represents the NSBF originated servicing portfolio and servicing income earned for the three months ended September 30, 2018 and 2017:

(in thousands):	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Change
Total NSBF originated servicing portfolio (1)	$1,408,181	$1,127,760	$280,421
Total servicing income earned	$2,177	$1,794	$383
(1) Of this amount, the total average NSBF originated portfolio earning servicing income was $996,554,000 and $791,536,000 for the three months ended September 30, 2018 and 2017, respectively.
The increase in servicing income was attributable to the increase in total portfolio investments for which we earn servicing income. The portfolio earning servicing income increased $205,018,000 period over period. The increase was attributable to an increase in SBA 7(a) non-affiliate investments period over period.
Other Income

Other income relates primarily to legal, packaging, prepayment, and late fees earned from SBA 7(a) loans. The increase was related to an increase in legal, prepayment and packaging fees earned as a result of the larger dollar volume of loans originated.

Expenses:

(in thousands)	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Change
Expenses:
Salaries and benefits	$5,469	$4,776	$693
Interest	4,110	2,986	1,124
Depreciation and amortization	122	107	15
Professional fees	642	605	37
Origination and servicing	1,983	1,433	550
Change in fair value of contingent consideration liabilities	6	(748)	754
Other general and administrative costs	1,499	1,634	(135)
Total expenses	$13,831	$10,793	$3,038
Salaries and Benefits

The $693,000 net increase in salaries and benefits was the result of an increase of $670,000 in salaries and benefits resulting from an increase in headcount at NSBF, offset by a decrease in stock-based compensation expense of $23,000, period over period. The additional headcount relates primarily to employees performing loan processing, loan closing, or loan servicing functions as a result of the increase in loan originations.
Interest Expense
The following is a summary of interest expense by facility for the three months ended September 30, 2018 and 2017:

(in thousands)	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Change
Notes payable - Securitization Trusts	$1,976	$1,294	$682
Bank notes payable	549	341	208
Notes due 2022	177	177	—
Notes due 2021	—	792	(792)
Notes due 2023	1,047	—	1,047
Notes payable - related parties	356	378	(22)
Other	5	4	1
Total interest expense	$4,110	$2,986	$1,124

The increase in interest expense period over period is primarily related to interest from the Notes payable - Securitization Trusts, Bank notes payable and 2023 Notes. The increase from Notes payable - Securitization Trusts was the result of an additional securitization transaction completed in December 2017. We recognized $1,047,000 of interest expense attributable to the 2023 Notes, offset by the decrease in interest expense related the 2021 Notes of $792,000 as a result of our redemption of $40,250,000 of the 2021 Notes in March 2018 and issuance of $57,500,000 of 2023 Notes. The increase in interest expense from Bank Notes payable was related to an increase in the average outstanding balance period over period.

Origination and Servicing

The increase in origination and servicing expenses was attributed to an increase in referral fees of $262,000 resulting from increased SBA 7(a) loan originations quarter over quarter, as well as an increase in loan processing, liquidation and loan recovery expenses, all of which resulted from an increase in the outstanding loan portfolio period over period.

Change in Fair Value of Contingent Consideration

A portion of our investment in IPM consisted of contingent consideration based on IPM attaining specific EBITDA levels for 2017 and 2018. During the three months ended September 30, 2018, we increased the contingent consideration liability by $6,000 based on the probability of IPM attaining specific EBITDA levels for 2018. During the three months ended September

30, 2017, we reduced the contingent consideration liability by $748,000 based on the probability of IPM attaining specific EBITDA levels for 2017 and 2018.
Net Realized Gains and Net Unrealized Appreciation and Depreciation

Net realized gains from SBA non-affiliate investments for the three months ended September 30, 2018 and 2017 were $10,554,000 and $9,938,000, respectively, which included realized losses of $806,000 and $87,000, respectively. During the third quarter of 2018, sale prices for guaranteed portions of SBA 7(a) loans was negatively impacted by market conditions, in particular a higher interest rate environment, which led to higher prepayments during the period resulting in lower sale prices in the secondary market.  A continuation or further reduction in the price of guaranteed SBA 7(a) loans could negatively impact our business.

Net Realized Gains on SBA Non-Affiliate Investments

	Three Months Ended
	September 30, 2018		September 30, 2017
(in thousands)	# of Debt Investments	$ Amount	# of Debt Investments	$ Amount
SBA non-affiliate investments originated during the quarter	142	$122,365	122	$103,635
SBA guaranteed non-affiliate investments sold during the quarter	161	$100,647	117	$68,461
Realized gains recognized on sale of SBA guaranteed non-affiliate investments	—	$11,360	—	$10,025
Average sale price as a percent of principal balance (1)	—	109.29%	—	112.31%

(1) Realized gains greater than 110.00% must be split 50/50 with the SBA in accordance with SBA regulations. The realized gains recognized above reflects amounts net of split with the SBA.

During the three months ended September 30, 2018, the Company originated a non-SBA, conventional loan for $5,700,000 which was sold for $5,978,000 resulting in a realized gain of $278,000 during the three months ended September 30, 2018.

Net Unrealized Appreciation (Depreciation) on Investments

(in thousands)	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Change
Net unrealized (depreciation) appreciation on SBA guaranteed non-affiliate investments	$(1,177)	$1,151	$(2,328)
Net unrealized appreciation (depreciation) on SBA unguaranteed non-affiliate investments	4,057	(1,023)	5,080
Net unrealized appreciation (depreciation) on controlled investments	1,659	(500)	2,159
Change in deferred taxes	(444)	335	(779)
Total net unrealized appreciation (depreciation) on investments	$4,095	$(37)	$4,132

Net unrealized appreciation (depreciation) on SBA guaranteed non-affiliate investments relates to guaranteed portions of SBA debt investments made which the Company sells into a secondary market. Unrealized appreciation of SBA guaranteed investments represents the fair value adjustment of guaranteed portions of loans which have not yet been sold. Unrealized depreciation represents the reversal of unrealized appreciation when the SBA 7(a) loans are sold. Valuation of SBA guaranteed non-affiliate investments were negatively impacted due to market conditions and a higher interest rate environment which resulted in increased prepayment speeds.

Net Unrealized Appreciation (Depreciation) on Controlled Investments

(in thousands)	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Change
Universal Processing Services of Wisconsin, LLC	$4,500	$2,000	$2,500
Newtek Technology Solutions, Inc.	(2,200)	(1,500)	(700)
CDS Business Services, Inc.	(3,000)	2,000	(5,000)
International Professional Marketing, Inc.	(700)	—	(700)
SIDCO, LLC	700	—	700
PMTWorks Payroll, LLC	(111)	(1,000)	889
banc-serv Partners, LLC	(348)	(2,000)	1,652
Newtek Insurance Agency, LLC	(70)	—	(70)
Newtek Business Lending, LLC	3,000	—	3,000
Excel WebSolutions, LLC	(112)	—	(112)
Total net unrealized appreciation (depreciation) on controlled investments	$1,659	$(500)	$2,159

Unrealized appreciation related to our investment in UPSW was related to an increase in revenue and EBITDA forecasts combined with a decrease in the corporate income tax rate as recently enacted by Congress.

Unrealized depreciation related to our investment in NTS was primarily due to the Company’s inability to add sufficient new business.

The increase of $3,000,000 at NBL and corresponding decrease of $3,000,000 at NBCS during the three months ended September 30, 2018 was a result of NBCS’ SBA 504 lending program being conducted by NBL. NBL’s business will focus on SBA 504 and construction lending, while NBCS focuses on accounts receivable and inventory financing.

During the three months ended September 30, 2018, the Company contributed $111,000 and $70,000 to PMT and NIA, respectively, for working capital needs. Based on PMT’s and NIA’s inability to generate sufficient cash flows and their continued losses, the Company recognized unrealized depreciation of $111,000 and $70,000 for the period, respectively.

The Company contributed $115,000 in capital to BSP during the three months ended September 30, 2018 for legal fees and other working capital needs which increased the cost basis in BSP. The Company recognized $348,000 in unrealized depreciation on BSP during the three months ended September 30, 2018 as a result of several quantitative and qualitative factors. On a quantitative basis, BSP’s 2017 and third quarter 2018 financial performance did not meet its budget and BSP has lost customers during 2017 and 2018. Second, as previously disclosed, on October 12, 2017, the FBI executed a search warrant at BSP’s office in Westfield, Indiana. Management believes there is still uncertainty surrounding the long term impact that this investigation could have on the reputation of BSP and BSP’s customer base. In addition, Kerri Agee, the former owner and President of BSP, was terminated in April 2018, and while BSP is undergoing operational changes to position itself for stability and growth in the future, an adjustment in valuation based on the current facts and circumstances was required. Management is continuing to monitor BSP’s business and customer base closely and provide managerial support on an ongoing basis.

Provision for Deferred Taxes on Unrealized Appreciation of Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable subsidiaries are not consolidated with the Company for income tax purposes, but are consolidated for GAAP purposes, and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. During the three months ended September 30, 2018 and 2017, we recognized a provision for deferred taxes of $444,000 and benefit for deferred taxes of $355,000 related to the net unrealized appreciation and depreciation of controlled portfolio company investments, respectively.

Comparison of the nine months ended September 30, 2018 and 2017
Investment Income

(in thousands)	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017	Change
Investment income:
Interest income	$17,155	$13,689	$3,466
Dividend income	8,161	7,326	835
Servicing income	6,250	5,163	1,087
Other income	3,291	2,320	971
Total investment income	$34,857	$28,498	$6,359
Interest Income
The increase in interest income was attributable primarily to the average outstanding performing portfolio of SBA non-affiliate investments increasing to $276,256,000 from $220,367,000 for the nine months ended September 30, 2018 and 2017, respectively, combined with an increase in the Prime Rate from 4.25% to 5.25% over the twelve month period. The increase in the average outstanding performing portfolio resulted from the origination of new SBA non-affiliate investments period over period. We also recognized an additional $1,081,000 of interest income period over period from holding SBA guaranteed loans. During the nine months ended September 30, 2017, we recognized $1,493,000 of interest income related to accrued non-performing interest owed by two borrowers that paid their accrued interest balance in full.
Dividend Income

(in thousands)	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017	Change
Universal Processing Services of Wisconsin, LLC	$5,400	$5,250	$150
Premier Payments LLC	1,350	1,200	150
International Professional Marketing, Inc.	125	550	(425)
SIDCO, LLC	875	—	875
Small Business Lending, LLC	—	100	(100)
United Capital Source LLC	275	—	275
CDS Business Services, Inc.	—	200	(200)
Mobil Money, LLC	100	—	100
The Secure CyberGateway, LLC	—	26	(26)
EMCAP Loan Holdings, LLC	36	—	36
Total dividend income	$8,161	$7,326	$835

Dividend income increased $835,000 period over period based on each portfolio company’s financial results. During the nine months ended September 30, 2018, we earned $275,000 of dividend income from UCS, a wholly-owned controlled portfolio company that we invested in October 2017. See Note 3 for the discussion on the sale of UCS. During the nine months ended September 30, 2018, we earned an additional $450,000 of dividend income from IPM and SIDCO (combined as SIDCO was spun-off as a separate entity from IPM in July 2017), as a result of ownership for the full year. Dividend income is dependent on portfolio company earnings. Current period dividend income may not be indicative of future period dividend income.
NSBF Servicing Portfolio and Related Servicing Income
The following table represents the NSBF originated servicing portfolio and servicing income earned for the nine months ended September 30, 2018 and 2017:

(in thousands):	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017	Change
Total NSBF originated servicing portfolio (1)	$1,408,181	$1,127,760	$280,421
Total servicing income earned	$6,250	$5,163	$1,087
(1) Of this amount, the total average NSBF originated portfolio earning servicing income was $951,278,000 and $758,700,000 for the nine months ended September 30, 2018 and 2017, respectively.
The increase in servicing income was attributable to the increase in total portfolio investments for which we earn servicing income. The portfolio earning servicing income increased $192,578,000 period over period. The increase was attributable to an increase in SBA 7(a) non-affiliate investments period over period.
Other Income

Other income relates primarily to legal, packaging, prepayment, and late fees earned from SBA 7(a) loans. The increase was related to an increase legal, prepayment and packaging fees earned as a result of the larger dollar volume of loans originated.
Expenses:

(in thousands)	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017	Change
Expenses:
Salaries and benefits	$15,559	$14,407	$1,152
Interest	11,414	8,133	3,281
Depreciation and amortization	358	292	66
Professional fees	2,169	2,054	115
Origination and servicing	5,756	4,086	1,670
Change in fair value of contingent consideration liabilities	23	(748)	771
Loss on extinguishment of debt	1,059	—	1,059
Other general and administrative costs	4,872	5,239	(367)
Total expenses	$41,210	$33,463	$7,747
Salaries and Benefits

The $1,152,000 net increase in salaries and benefits was the result of an increase of $1,638,000 in salaries and benefits resulting from an increase in headcount at NSBF, offset by a decrease in stock-based compensation expense of $486,000, period over period. The additional headcount relates primarily to employees performing loan processing, loan closing, or loan servicing functions as a result of the increase in loan originations. The decrease in stock-based compensation expense was related to the vesting of restricted stock awards in August 2017.
Interest Expense
The following is a summary of interest expense by facility for the nine months ended September 30, 2018 and 2017:

(in thousands)	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017	Change
Notes payable - Securitization Trusts	$6,066	$4,096	$1,970
Bank notes payable	919	700	219
Notes due 2022	530	530	—
Notes due 2021	718	2,372	(1,654)
Notes due 2023	2,466	—	2,466
Notes payable - related parties	700	418	282
Other	15	17	(2)
Total interest expense	$11,414	$8,133	$3,281

The increase in interest expense period over period is primarily related to interest from the Notes payable - Securitization Trusts, 2023 Notes and Notes payable - related parties. The increase from Notes payable - Securitization Trusts was the result of an additional securitization transaction completed in December 2017. We recognized $2,466,000 of interest expense attributable to the 2023 Notes, offset by the decrease in interest expense related the 2021 Notes of $1,654,000 as a result of our redemption of $40,250,000 of the 2021 Notes in March 2018 and issuance of $57,500,000 of 2023 Notes. The increase in interest expense from Notes payable - related parties was related to the increase in the average outstanding Related Party RLOC balance during each period combined with an increase in the weighted average interest rate period over period.

During the nine months ended September 30, 2018, we redeemed all $40,250,000 in aggregate principal amount of the 2021 Notes at 100% of their principal amount ($25 per Note), plus the accrued and unpaid interest thereon from December 31, 2017, through, but excluding, the Redemption Date. As a result, we recorded a $1,059,000 loss on extinguishment of debt.

Origination and Servicing

The increase in origination and servicing expenses was attributed to an increase in referral fees of $808,000 and an increase in loan processing, liquidation and loan recovery expenses. The increase was attributed to the increase in the loan portfolio period over period.

Change in Fair Value of Contingent Consideration

A portion of our investment in IPM consisted of contingent consideration based on IPM attaining specific EBITDA levels for 2017 and 2018. During the nine months ended September 30, 2018, we increased the contingent consideration liability by $23,000 based on the probability of IPM attaining specific EBITDA levels for 2018. During the nine months ended September 30, 2017, we reduced the contingent consideration liability by $748,000 based on the probability of IPM attaining specific EBITDA levels for 2017 and 2018.
Net Realized Gains and Net Unrealized Appreciation and Depreciation

Net realized gains from SBA non-affiliate investments for the nine months ended September 30, 2018 and 2017 were $30,754,000 and $27,537,000, respectively, which included realized losses of $1,751,000 and $131,000, respectively. During the third quarter of 2018, sale prices for guaranteed portions of SBA 7(a) loans was negatively impacted by market conditions, in particular a higher interest rate environment, which led to higher prepayments during the period resulting in lower sale prices in the secondary market.  A continuation or further reduction in the price of guaranteed SBA 7(a) loans could negatively impact our business.

Net Realized Gains on SBA Non-Affiliate Investments

	Nine Months Ended
	September 30, 2018		September 30, 2017
(in thousands)	# of Debt Investments	$ Amount	# of Debt Investments	$ Amount
SBA non-affiliate investments originated during the period	398	$320,177	324	$262,804
SBA guaranteed non-affiliate investments sold during the period	405	$251,892	322	$189,349
Realized gains recognized on sale of SBA guaranteed non-affiliate investments	—	$32,505	—	$27,668
Average sale price as a percent of principal balance (1)	—	110.76%	—	112.21%

(1) Realized gains greater than 110.00% must be split 50/50 with the SBA in accordance with SBA regulations. The realized gains recognized above reflects amounts net of split with the SBA.

During the nine months ended September 30, 2018, the Company originated a non-SBA, conventional loan for $5,700,000 which was sold for $5,978,000 resulting in a realized gain of $278,000 during the nine months ended September 30, 2018.

Net Unrealized Appreciation (Depreciation) on Investments

(in thousands)	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017	Change
Net unrealized (depreciation) appreciation on SBA guaranteed non-affiliate investments	$(1,352)	$1,201	$(2,553)
Net unrealized appreciation on SBA unguaranteed non-affiliate investments	6,751	238	6,513
Net unrealized appreciation (depreciation) on controlled investments	1,579	(2,243)	3,822
Change in deferred taxes	(417)	745	(1,162)
Total net unrealized appreciation (depreciation) on investments	$6,561	$(59)	$6,620

Net unrealized appreciation (depreciation) on SBA guaranteed non-affiliate investments relates to guaranteed portions of SBA debt investments made which the Company sells into a secondary market. Unrealized appreciation of SBA guaranteed investments represents the fair value adjustment of guaranteed portions of loans which have not yet been sold. Unrealized depreciation represents the reversal of unrealized appreciation when the SBA 7(a) loans are sold. Valuation of SBA guaranteed non-affiliate investments were negatively impacted due to market conditions and a higher interest rate environment which resulted in increased prepayment speeds.

Net Unrealized Appreciation (Depreciation) on Controlled Investments

(in thousands)	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017	Change
Universal Processing Services of Wisconsin, LLC	$9,500	$3,000	$6,500
Newtek Technology Solutions, Inc.	(3,400)	(4,059)	659
CDS Business Services, Inc.	(3,000)	4,750	(7,750)
International Professional Marketing, Inc.	(700)	—	(700)
SIDCO, LLC	700	—	700
PMTWorks Payroll, LLC	(281)	(3,045)	2,764
banc-serv Partners, LLC	(3,308)	(2,000)	(1,308)
Small Business Lending, LLC	(400)	(800)	400
Newtek Insurance Agency, LLC	(420)	—	(420)
Newtek Business Lending, LLC	3,000	—	3,000
Titanium Asset Management LLC	—	(42)	42
Excel WebSolutions, LLC	(112)	(47)	(65)
Total net unrealized appreciation (depreciation) on controlled investments	$1,579	$(2,243)	$3,822

Unrealized appreciation related to our investment in UPSW was related to an increase in revenue and EBITDA projections combined with a decrease in the corporate income tax rate as recently enacted by Congress.

Unrealized depreciation related to our investment in NTS was primarily due to the cybersecurity event at NTS earlier this year, as well as the Company’s inability to add sufficient new business. NTS expects to incur additional costs associated with the continued cyber security remediation.

The increase of $3,000,000 at NBL and corresponding decrease of $3,000,000 at NBCS during the nine months ended September 30, 2018 was a result of NBCS’ SBA 504 lending program being conducted by NBL. NBL’s business will focus on SBA 504 and construction lending, while NBCS focuses on accounts receivable and inventory financing.

During the nine months ended September 30, 2018, the Company contributed $281,000 and $135,000 to PMT and NIA, respectively, for working capital needs. Based on PMT’s and NIA’s inability to generate sufficient cash flows and their continued losses, the Company recognized unrealized depreciation of $281,000 and $420,000 for the period.

The Company recognized $3,308,000 in unrealized depreciation on BSP during the nine months ended September 30, 2018 and contributed $1,078,000 in capital during the nine months ended September 30, 2018 which increased the cost basis of BSP. The valuation change was the result of several quantitative and qualitative factors. On a quantitative basis, BSP’s 2017 and year to date 2018 financial performance did not meet its budget and BSP has lost customers during 2017 and 2018. Second, as previously disclosed, on October 12, 2017, the FBI executed a search warrant at BSP’s office in Westfield, Indiana. Management believes there is still uncertainty surrounding the long term impact that this investigation could have on the reputation of BSP and BSP’s customer base. In addition, Kerri Agee, the former owner and President of BSP, was terminated in April 2018, and while BSP is undergoing operational changes to position itself for stability and growth in the future, an adjustment in valuation based on the current facts and circumstances was required. Management is continuing to monitor BSP’s business and customer base closely and provide managerial support on an ongoing basis.

Provision for Deferred Taxes on Unrealized Appreciation of Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable subsidiaries are not consolidated with the Company for income tax purposes, but are consolidated for GAAP purposes, and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. During the nine months ended September 30, 2018 and 2017, we recognized a provision for deferred taxes of $417,000 and benefit from deferred taxes of $745,000, related to the net unrealized appreciation and depreciation of controlled portfolio company investments, respectively.

Liquidity and Capital Resources
Overview

Our liquidity and capital resources are derived from our Capital One Facility, Notes payable - related parties, 2022 Notes, 2023 Notes, securitization transactions and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our borrowings and the proceeds from the turnover of our portfolio and from public and private offerings of securities to finance our investment objectives. We may raise additional equity or debt capital through both registered offerings off a shelf registration, including “At-The-Market”, or ATM, and private offerings of securities. As of September 30, 2018, our asset coverage was 195%.

Public Offerings

ATM Program

The ATM Equity Distribution Agreement provides that we may offer and sell up to 4,400,000 shares of common stock from time to time through the Placement Agents. From inception through September 30, 2018, we sold 1,380,413 shares of our common stock at a weighted average price of $17.87 per share. Proceeds, net of offering costs and expenses were $24,166,000. The Company may offer up to an additional 3,019,587 shares of common stock under the ATM Equity Distribution Agreement as of September 30, 2018.

We used the net proceeds for funding investments in debt and equity securities in accordance with our investment objective and strategies and for general corporate purposes including funding investments, repaying outstanding indebtedness and other general corporate purposes.

Equity Offerings

In January 2017 we closed a public offering of 2,250,000 shares of our common stock at a public offering price of $15.25 per share and an additional 337,500 shares of common stock at a public offering price of $15.25 per share pursuant to the underwriter's full exercise of the over-allotment option. Proceeds, net of offering costs and expenses were $37,042,000.

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

The Base Indenture, as supplemented by the Third Supplemental Indenture, contains certain covenants including covenants requiring the Company to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act, to comply with (regardless of whether it is subject to) the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act as in effect immediately prior to the issuance of the 2023 Notes, and to provide financial information to the holders of the 2023 Notes and the Trustee if the Company should no longer be subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by the First Supplemental Indenture. The Base Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding 2023 Notes may declare such 2023 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. At September 30, 2018, the Company was in compliance with all covenants related to the 2023 Notes.

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

The Base Indenture, as supplemented by the First Supplemental Indenture, contains certain covenants including covenants requiring the Company to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act, to comply with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act, and to provide financial information to the holders of the 2022 Notes and the Trustee if the Company should no longer be subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by the Second Supplemental Indenture. The Base Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding 2022 Notes may declare such 2022 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. At September 30, 2018, the Company is in compliance with all covenants related to the 2022 Notes.

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

At September 30, 2018, we had $42,083,000 and $37,475,000 outstanding under the unguaranteed and guaranteed lines of credit, respectively. At September 30, 2018, we were in full compliance with all applicable loan covenants.

Notes Payable - Related Parties

In June 2015, the Company entered into the Related Party RLOC. Maximum borrowings under the Related Party RLOC were $38,000,000. In June 2017, the Related Party RLOC was amended to increase maximum borrowings to $50,000,000. The outstanding balance bears interest at a rate equal to (a) LIBOR (with a floor of 0.50%) plus (b) 6.0% or at a rate equal to (y) the greater of the Prime Rate or 3.5% plus (z) 5.0%. At September 30, 2018, the Related Party RLOC interest rate was 8.13%. The Related Party RLOC has a maturity date of June 21, 2021. Outstanding borrowings at September 30, 2018 were $23,975,000.

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

In December 2017, NSBF completed its eighth securitization which resulted in the transfer of $76,188,000 of unguaranteed portions of SBA loans to the 2017-1 Trust.  The 2017-1 Trust in turn issued securitization notes for the par amount of $75,426,000, consisting of $58,111,000 Class A notes and $17,315,000 of Class B notes, against the assets in a private placement. The Class A and Class B notes received an “A” and “BBB-” rating by S&P, respectively, and the final maturity date of the notes is February 2043. The Class A and Class B notes bear interest at a rate of LIBOR plus 2.0% and 3.0%, respectively.
Cash Flows and Liquidity
As of September 30, 2018, the Company’s unused sources of liquidity consisted of $11,381,000 available through the Capital One facility; $2,661,000 available through notes payable with related parties; $2,646,000 in unrestricted cash and $9,000 in money market funds.

Restricted cash of $27,518,000 as of September 30, 2018 is primarily held by NSBF. The majority, or $26,766,000 of restricted cash includes reserves in the event payments are insufficient to cover interest and/or principal with respect to securitizations and loan principal and interest collected which are due to loan participants.

The Company generated and used cash as follows:

(in thousands)	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Net cash used in operating activities	$(49,544)	$(71,554)
Net cash used in investing activities	(454)	(345)
Net cash provided by financing activities	59,624	79,520
Net increase in cash and restricted cash	9,626	7,621
Cash and restricted cash, beginning of period	20,538	22,896
Cash and restricted cash, end of period	$30,164	$30,517
During the nine months ended September 30, 2018, operating activities used cash of $49,544,000, consisting primarily of (i) an increase in broker receivables which arise from the guaranteed portions of SBA 7(a) loans that were traded but had not settled before period end and represent the amount of cash due from the purchasing broker; the amount varies depending on loan origination volume and timing of sales at quarter end, (ii) $320,177,000 of SBA 7(a) loan investments funded, (iii) $12,318,000 of advances to NBCS under a revolving line of credit, (iv) $11,575,000 investment in NBL (v) a $5,700,000 non-control/non-affiliate investment, and (vi) $1,750,000 investment in Mobil Money (See Note 3 - Investments).
These decreases were offset by (i) $284,470,000 of proceeds from the sale of SBA 7(a) guaranteed loan investments (ii) $5,978,000 of proceeds from the sale of a non-control/non-affiliate investment and (iii) $43,354,000 of principal payments received consisting of $29,517,000 from SBA non-affiliate investments and $13,836,000 from controlled investments.
Net cash provided by financing activities was $59,624,000 consisting primarily of (i) net proceeds of $55,164,000 from the issuance of the 2023 Notes, (ii) net borrowings of $79,558,000 from our bank notes payable, (iii) net borrowings of $16,974,000 under the Related Party RLOC and (iv) $4,289,000 of net proceeds from the sale of common share under the ATM Equity Distribution Agreement.
These increases were offset by (i) $23,383,000 of dividend payments (ii) $32,694,000 of principal payments related to securitization notes payable, and (iii) the redemption of $40,250,000 of aggregate principal of 2021 Notes.
Contractual Obligations
The following table represents the Company’s obligations and commitments as of September 30, 2018:

(in thousands)	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Bank notes payable	$79,558	$37,475	$—	$42,083	$—
Securitization notes payable (1)	132,810	—	—	—	132,810
Notes due 2022 (1)	8,324	—	—	8,324	—
Notes due 2023 (1)	57,500	—	—	57,500	—
Notes payable - related parties	23,975	—	23,975	—	—
Employment agreements	686	343	343	—	—
Operating leases (2)	13,665	488	3,385	3,000	6,792
Totals	$316,518	$38,306	$27,703	$110,907	$139,602
(1) Amounts represent principal only and are not shown net of unamortized debt issuance costs. See Note 7.
(2) Minimum payments have not been reduced by minimum sublease rentals of $198,000 due in the future under non-cancelable subleases.

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
Our Board has the final responsibility for overseeing, reviewing and approving, in good faith, our determination of the fair value for our investment portfolio and our valuation procedures, consistent with 1940 Act requirements. We believe our investment portfolio as of September 30, 2018 and December 31, 2017 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. The Company would then pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the nine months ended September 30, 2018 and 2017, no U.S. federal excise taxes were due.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the net unrealized appreciation generated by the controlled investments held by the Taxable Subsidiaries. Such deferred tax liabilities amounted to $8,581,000 and $8,164,000 at September 30, 2018 and December 31, 2017, respectively, and are recorded as deferred tax liabilities on the condensed consolidated statements of assets and liabilities. The change in deferred tax liabilities is included as a component of net unrealized appreciation (depreciation) on investments in the condensed consolidated statements of operations.

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

New Accounting Standards

 In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820)”, which is intended to improve fair value and defined benefit disclosure requirements by removing disclosures that are not cost-beneficial, clarifying disclosures' specific requirements, and adding relevant disclosure requirements. The ASU is effective for annual reporting periods beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements and related disclosures.

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
Off Balance Sheet Arrangements
There were no off balance sheet arrangements as of September 30, 2018.
Recent Developments

Common Stock

From October 1, 2018 through November 8, 2018 the Company sold 50,000 shares of its common stock at a weighted average price of $18.67 per share under the ATM Equity Distribution Agreement. Proceeds, net of offering costs and expenses were $915,000. As of November 8, 2018, there were 2,969,587 shares of common stock available for sale under the ATM Equity Distribution Agreement.

Securitization Transaction

On October 25, 2018, the 2013-1 Trust was terminated as a result of NSBF purchasing the 2013-1 Trust assets, with the 2013-1 Trust’s noteholders receiving the redemption price.  Certain of the 2013-1 Trust’s assets were subsequently transferred to the 2018-1 Trust.

On November 8, 2018, NSBF completed its ninth securitization which resulted in the transfer of $108,551,000 of unguaranteed portions of SBA loans to the 2018-1 Trust.  The 2018-1 Trust in turn issued securitization notes for the par amount of $108,551,000, consisting of $82,876,000 Class A notes and $25,675,000 of Class B notes, against the assets in a private placement. The Class A and Class B notes received an “A” and “BBB-” rating by S&P, respectively, and the final maturity date of the notes is February 2044. The Class A and Class B notes bear interest at a rate of LIBOR plus 1.8% and 2.85%, respectively.

Guarantees

On November 8, 2018 UPSW and Premier entered into a $50,000,000 financing arrangement with Webster Bank consisting of a $35,000,000 five year term loan and a $15,000,000 revolving credit facility. No amounts were drawn on the revolving credit facility at upon closing. On November 8, 2018, UPSW, NTS and Premier repaid all outstanding principal under the Goldman Facility with proceeds from Webster Bank. The Company is a guarantor on the term loan and revolving credit facility with Webster Bank.

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
We do not have significant exposure to changing interest rates on invested cash (includes cash and cash equivalents, restricted cash and money market funds) which was approximately $30,173,000 at September 30, 2018. We do not purchase or hold derivative financial instruments for trading purposes. All of our transactions are conducted in U.S. dollars and we do not have any foreign currency or foreign exchange risk. We do not trade commodities or have any commodity price risk.
We believe that we have placed our demand deposits, cash investments and their equivalents with high credit-quality financial institutions. Invested cash is held almost exclusively at financial institutions of high credit quality. The Company invests cash not held in interest free checking accounts or bank money market accounts mainly in U.S. Treasury only money market instruments or funds and other investment-grade securities. As of September 30, 2018, cash deposits in excess of insured amounts totaled approximately $7,943,000.

ITEM 4. CONTROLS AND PROCEDURES.

As of September 30, 2018 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Accounting Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Because we have received the approval of our shareholders, we are subject to 150% asset coverage beginning after July 26, 2018.

On April 27, 2018, the Company announced that its Board, including a “required majority” (as such term is defined in the 1940 Act) of the Board, approved application to the Company of the asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as modified by the Small Business Credit Availability Act. As a result, the Company’s asset coverage requirements for senior securities were to change from 200% to 150%, effective April 27, 2019. However, at the Company’s special meeting of shareholders, held on July 26, 2018, its shareholders approved, among other things, the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, the Company’s asset coverage requirements for senior securities were reduced from 200% to 150%, effective July 27, 2018. As a result, we will be able to increase our leverage up to an amount that reduces our asset coverage ratio from 200% to 150% (i.e., the amount of debt may not exceed 66 2/3% of the value of our assets) beginning on July 27, 2018, assuming that additional borrowings are available. As of September 30, 2018, our asset coverage was 195%.

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

Illustration:   The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below:

Effects of Leverage Based on the Actual Amount of Borrowings Incurred by the Company as of September 30, 2018
Assumed Return on Our Portfolio (1) (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding net return to shareholders (2)	(27.34)%	(16.54)%	(5.73)%	5.08%	15.89%

(1) Assumes $622,461,000 in total assets, $302,167,000 in debt outstanding, $287,936,000 in net assets as of September 30, 2018, and an average cost of funds of 5.46%. Actual interest payments may be different.

(2) In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our September 30, 2018 total assets of at least 2.65%.

Effects of Leverage Based on the Pro Forma Maximum Amount of Borrowings That Could Be Incurred by the Company Under the Proposed 150% Minimum Asset Coverage Ratio (i.e., 2:1 Debt-to-Equity Ratio)
Assumed Return on Our Portfolio (1) (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding net return to shareholders	(31.87)%	(21.06)%	(10.25)%	0.56%	11.37%

(1) Assumes $622,461,000 in total assets, $575,872,000 in debt outstanding, $287,936,000 in net assets as of September 30, 2018, and an average cost of funds of 5.13%. Actual interest payments may be different.

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

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% (or 150% under certain circumstances) of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common shareholders. Continuing to expand our debt financing activities in SBA 7(a) loans will require us to raise additional capital. The failure to continue to generate such loans on a consistent basis could have a material impact on our results of operations, and accordingly, our ability to make distributions to our shareholders.

We generally may not issue and sell our common stock at a price below net asset value per share. However, at a July 2018 Special Meeting of Shareholders, our shareholders authorized us to sell shares of our common stock (during the following 12 months) at a price below its then current net asset value per share subject to certain conditions (including that the cumulative number of shares sold does not exceed 20% of its then outstanding common stock immediately prior to each such sale). We also may sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our Board determines that such sale is in our best interests and in the best interests of our shareholders, and our shareholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the market value of such securities (less any distributing commission or discount). If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our shareholders at that time will decrease, and you may experience dilution.

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
10.1
Revolving Credit and Security Agreement, dated as of July 31, 2018, by and among Newtek Business Lending, LLC and Capital One, National Association (incorporated by reference to exhibit K.4 of the Company’s Post-Effective Amendment No. 2 to its Registration Statement on Form N-2, filed August 31, 2018).

10.2
Guaranty of Payment and Performance, dated as of July 31, 2018, by and among the Company and Capital One, National Association (incorporated by reference to exhibit K.5 of the Company’s Post-Effective Amendment No. 2 to its Registration Statement on Form N-2, filed August 31, 2018).

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

NEWTEK BUSINESS SERVICES CORP.

Date: November 9, 2018	By:	/S/ BARRY SLOANE
Barry Sloane
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2018	By:	/S/ JENNIFER EDDELSON
Jennifer Eddelson
Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)