Form 10-K
period 2018-12-31
Newtek Business Services Corp.
filed 2019-03-18
CIK 1587987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____
Commission file number: 814-01035

NEWTEK BUSINESS SERVICES CORP.
 (Exact name of registrant as specified in its charter)

Maryland	46-3755188
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1981 Marcus Avenue, Suite 130, Lake Success, New York	11042
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 356-9500

Securities Registered Pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered

Common Stock, par value $0.02 per share	Nasdaq Global Market
7.50% Notes due 2022	Nasdaq Global Market
6.25% Notes due 2023	Nasdaq Global Market
Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $349,642,000 as of the last business day of the registrant’s second fiscal quarter of 2018, based on a closing price on that date of $19.91 on the Nasdaq Global Market. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates.
As of March 14, 2019, there were 19,058,661 shares issued and outstanding of the registrant’s Common Stock, par value $0.02 per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2019 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES

Defined Terms

We have used “we,” “us,” “our”, “our company”, and “the Company” to refer to Newtek Business Services Corp. and its subsidiaries in this report. We also have used several other terms in this report, which are explained or defined below:

Terms
1940 Act	Investment Company Act of 1940, as amended
2016-1 Trust	Newtek Small Business Loan Trust, Series 2016-1
2017-1 Trust	Newtek Small Business Loan Trust, Series 2017-1
2018-1 Trust	Newtek Small Business Loan Trust, Series 2018-1
2021 Notes	7.00% Notes due 2021
2022 Notes	7.50% Notes due 2022
2023 Notes	6.25% Notes due 2023
ASC	Accounting Standards Codification, as issued by the FASB
ASU	Accounting Standards Updates, as issued by the FASB
ATM Equity Distribution Agreement	Second Amended and Restated Equity Distribution Agreement, dated August 31, 2018 by and among the Company and the Placement Agents
BDC	Business Development Company under the 1940 Act
Board	The Company's board of directors
Capital One	Capital One Bank, N.A.
Code	Internal Revenue Code of 1986, as amended
DRIP	The Company's dividend reinvestment plan
EBITDA	Earnings before interest, taxes, depreciation and amortization
Equity Incentive Plan	The Company's 2015 Equity Incentive Plan
Exchange Act	Securities and Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Goldman Facility	Credit and Guaranty Agreement between NMS, NTS, Premier, BSP, SBL and GS Bank as amended on June 21, 2017; further amended on September 7, 2018 to remove NTS, BSP and SBL as borrowers
Goldman Sachs	Goldman Sachs Bank
Webster Facility	Credit and Guaranty Agreement between NMS, Premier and Webster Bank as of November 8, 2018
Webster Bank	Webster Bank N.A.
LIBOR	London Interbank Offered Rate
NAV	Net Asset Value
Related Party RLOC	Unsecured revolving line of credit agreement between NMS, NTS, and Premier, as lenders and Newtek as borrower
PLP	Preferred Lender Program, as authorized by the SBA
Redemption Date	March 23, 2018
RIC	Regulated investment company under the Code
S&P	Standard and Poor's
SBA	United States Small Business Administration
SBLC	Small Business Lending Company
SEC	Securities and Exchange Commission
SMB	Small-and-medium sized businesses
Sterling	Sterling National Bank
Sterling 504 Facility	Loan and Security Agreement between NBC and Sterling, as lender to originate SBA 504 loans

Sterling Receivable and Inventory Facility	Loan and Security Agreement between NBC and Sterling, as lender to fund accounts receivable and inventory financing arrangements
Taxable Subsidiaries	Companies formed by Newtek which are taxed as corporations for income tax purposes
Trustee	U.S. Bank, N.A.
U.S. GAAP or GAAP	Generally accepted accounting principles in the United States

Portfolio Companies and Subsidiaries
NSBF	Newtek Small Business Finance, LLC, a consolidated subsidiary
NBL	Newtek Business Lending, LLC, a wholly-owned controlled portfolio company
Exponential	Exponential Business Development Co., Inc., a Taxable Subsidiary
NMS	Newtek Merchant Solutions, LLC (formerly Universal Processing Services of Wisconsin LLC), a wholly-owned controlled portfolio company
Premier	Premier Payments LLC, a wholly-owned controlled portfolio company, merged into NMS at December 31, 2018
Mobil Money	Mobil Money, LLC, a wholly-owned controlled portfolio company
NTS	Newtek Technology Solutions, Inc., a wholly-owned controlled portfolio company
IPM	International Professional Marketing, Inc., a wholly-owned controlled portfolio company
SIDCO	SIDCO, LLC dba Cloud Nine Services, a wholly-owned controlled portfolio company
EWS	Excel WebSolutions, LLC, a controlled portfolio company
NBC	CDS Business Services, Inc. dba Newtek Business Credit Solutions, a wholly-owned controlled portfolio company
SBL	Small Business Lending, LLC, a wholly-owned controlled portfolio company
BSP	ADR Partners, LLC dba banc-serv Partners, LLC, a wholly-owned controlled portfolio company
NPS or PMT	PMTWorks Payroll, LLC dba Newtek Payroll and Benefits Solutions, a wholly-owned controlled portfolio company
NIA	Newtek Insurance Agency, LLC, a wholly-owned controlled portfolio company
UCS	United Capital Source, LLC, a wholly-owned controlled portfolio company, 100% membership interest sold on October 26, 2018
TAM	Titanium Asset Management LLC, a wholly-owned controlled portfolio company
EMCAP	EMCAP Loan Holdings, LLC

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING STATEMENTS AND PROJECTIONS

This report contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about the Company, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report involve risks and uncertainties, including statements as to:

•	our future operating results;

•

•	our business prospects and the prospects of our portfolio companies;

•

•	the impact of investments that we expect to make;

•

•	our contractual arrangements and relationships with third parties;

•

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•

•	the ability of our portfolio companies to achieve their objectives;

•

•	our expected financings and investments;

•

•	our ability to obtain exemptive relief from the SEC to co-invest and to engage in joint restructuring transactions or joint follow-on investments;

•

•	the adequacy of our cash resources and working capital; and

•

•	the timing of cash flows, if any, from the operations of our portfolio companies.

These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•
an economic downturn could impair our portfolio companies’ ability to continue to operate or repay their borrowings, which could lead to the loss of some or all of our investments in such portfolio companies;

•	a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;

•	interest rate volatility could adversely affect our results, particularly if we use leverage as part of our investment strategy; and

•	the risks, uncertainties and other factors we identify in “Risk Factors” and elsewhere in this report and in our filings with the SEC.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in “Risk Factors” and elsewhere in this report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. However, we will update this report to reflect any material changes to the information contained herein. The forward-looking statements in this report are excluded from the safe harbor protection provided by Section 27A of the Securities Act and Section 21E of the Exchange Act.

PART I
ITEM 1. BUSINESS.

We are an internally managed non-diversified closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. Additionally, we have elected to be treated as a RIC under the Code for U.S. federal income tax purposes, beginning with our 2015 tax year. Our investment activities are managed by our executive officers and supervised by our Board.

As a BDC, our investment objective is to generate both current income and capital appreciation primarily through loans originated by our business finance platform and our equity investments in certain portfolio companies that we control.

Our Business

We are an internally managed BDC that is a leading national non-bank lender that provides, together with our controlled portfolio companies, a wide range of business and financial solutions under the Newtek® brand to the SMB market. Newtek’s products and services include: Business Lending including SBA 7(a) loans, 504 loans and conventional loans, Electronic Payment Processing, Managed Technology Solutions (Cloud Computing), Technology Consulting, eCommerce, Accounts Receivable and Inventory Financing, personal and commercial lines Insurance Services, Web Services, Data Backup, Storage and Retrieval, and Payroll and Benefits Solutions to SMB accounts nationwide across all industries. We have an established and reliable platform that is not limited by client size, industry type or location. As a result, we believe we have a strong and diversified client base across every state in the U.S. and across a variety of different industries. In addition, we have developed a financial and technology based business model that enables us and our controlled portfolio companies to acquire and process our SMB clients in a cost effective manner. This capability is supported in large part by NewTracker®, our patented prospect management technology software which is similar to but we believe is better than the system popularized by Salesforce.com. We believe that this technology and low cost business model distinguishes us from our competitors.

We define SMBs as companies having revenues of $1,000,000 to $100,000,000. We focus on serving the SMB market, which we estimate to be over 27 million businesses in the U.S. We believe that these businesses have historically been underserved by traditional financial institutions and typically lack the capital resources to build a competitive business and marketing infrastructure on their own. Further, in today’s economic climate, we believe SMBs have particular difficulty obtaining capital from traditional lending sources. While we do not compete directly with alternative online lenders such as The Lending Club, Prosper.com, OnDeck Capital, Inc. and Kabbage Inc., we do provide financing solutions as an alternative to traditional lending. We believe there is significant demand for such alternative financing among SMBs. Our lending solutions and our controlled portfolio companies’ outsourced business solutions help clients manage and grow their businesses and compete effectively in today’s marketplace. We obtain our customers through referrals from various business partners, such as banks, insurance companies, credit unions and other affinity groups, as well as through our own direct sales force and advertising campaigns. We source, acquire and process SMB customers in a cost-effective manner without reliance on high cost sales staff and time consuming application processes.

In lending, we believe we are a leading capital provider to SMBs based on our loan volume. We originate loans through a variety of sourcing channels and through a disciplined underwriting process, and seek to achieve attractive risk-weighted returns. Our multi-faceted relationships with certain borrowers allow us to closely monitor their credit profile and take an active role in managing our investments. Further, our lending capabilities, coupled with the broad outsourced business solutions of our controlled portfolio companies, create attractive cross-selling opportunities within our client base. We believe our business model creates powerful network effects which will help drive growth and operating leverage in our business. In addition, our SBA 7(a) loans originated by NSBF are structured so that the government guaranteed portion can be rapidly sold, which, based on our historic ability to securitize the unguaranteed portions and assuming the continuation of current market conditions, allows us to quickly recover our principal and earn excess capital on each SBA 7(a) loan we originate, usually in less than a year. We may in the future determine to retain the government guaranteed or unguaranteed portions of SBA 7(a) loans for longer periods pending deployment of excess capital. From 2012 through December 31, 2018, NSBF has consistently been the largest non-bank SBA 7(a) lender and as of December 31, 2018 is the fourth largest SBA 7(a) lender in the U.S. based on dollar lending volume.

Newtek and its controlled portfolio companies use NewTracker®, our patented proprietary technology for receiving, processing and monitoring prospective customers. NewTracker® enables Newtek and its controlled portfolio companies to acquire SMB customers in a cost effective manner as it is all accomplished by skilled staff using state of the art technology without the need for high cost sales staff or applications processors. It also permits our referral partners to have a real time window into the back office processing of the referrals they give. NewTracker® automatically pre-populates any necessary forms or applications so the processing is efficient and also cost effective. Finally, it also identifies opportunities for the cross-sale of other Newtek branded products or services.

Business Finance Platform

SBA 7(a) Lending

Our portfolio consists of guaranteed and unguaranteed non-affiliate SBA loan investments that were made through our business finance platform, which includes NSBF, a nationally licensed SBA lender under the federal Section 7(a) loan program. The SBA is an independent government agency that facilitates one of the nation’s largest sources of SMB financing by providing credit guarantees for its loan programs. SBA 7(a) loans are partially guaranteed by the SBA, with SBA guarantees typically ranging between 75% and 90% of the principal and interest due. NSBF has a dedicated Senior Lending Team that originates and services SBA 7(a) loans to qualifying SMBs. NSBF sells the guaranteed portions of its SBA 7(a) loans, typically within two weeks of origination, and retains the unguaranteed portion until accumulating sufficient loans for a securitization. NSBF’s securitization process is as follows. After accumulating sufficient loans, the loans are transferred to a special purpose vehicle (a “Trust”), which in turn issues notes against the Trust’s assets in a private placement. The Trust’s primary source of income for repaying the securitization notes is the cash flows generated from the unguaranteed portion of SBA 7(a) loans owned by the Trust; principal on the securitization notes will be paid by cash flow in excess of that needed to pay various fees related to the operation of the Trust and interest on the debt. Securitization notes have an expected maturity of about five years, and the Trust is dissolved when the securitization notes are paid in full.

We intend to continue to expand our business finance platform primarily by expanding senior secured lending through NSBF. We believe NSBF’s SBA license, combined with NSBF’s PLP designation, provides us with a distinct competitive advantage over other SMB lenders that have not overcome these significant barriers-to-entry in our primary loan market. NSBF originated approximately $469,176,000 of SBA 7(a) loans during 2018 and approximately $385,882,000 of SBA 7(a) loans during 2017. We believe that we will continue to be introduced to a variety of high-quality investment opportunities through our existing loan sourcing channels and our controlled portfolio companies’ relationships with their clients, and our status as a BDC which helps fuel the growth of our loan portfolio by providing us with better access to lower-cost capital.

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

NSBF has a dedicated capital markets team that sells the guaranteed portions of its SBA 7(a) loans and sells or securitizes the unguaranteed portions of its SBA 7(a) loans. Historically, NSBF has sold the guaranteed portions of its originated SBA 7(a) loans shortly after origination and retained the unguaranteed portions until accumulating sufficient loans for a securitization. NSBF has typically sold SBA guaranteed portions of SBA 7(a) loans at premiums ranging from 106% to 120% of par value, and any portion of the premium that is above 110% of par value is shared equally between NSBF and the SBA. Since December 2010, NSBF has maintained its securitization program for unguaranteed portions of its SBA 7(a) loans and has successfully completed nine securitization transactions with Standard & Poor’s AA or A ratings and attractive advance rates as high as 83.5% of par value. NSBF’s most recent and largest securitization to date occurred in November 2018, when it sold $108,551,000 of unguaranteed SBA 7(a) loan-backed notes. NSBF intends to complete additional securitizations in the future which may be on comparable although not necessarily identical terms and conditions. We may determine to retain the government guaranteed or unguaranteed portions of loans for longer periods, pending deployment of excess capital.

NSBF’s senior lending team has focused on making smaller loans, approximately $1,000,000 or less, in order to maintain a diversified pool of loans that are dispersed both geographically and among industries, which limits NSBF’s exposure to regional and industry-specific economic downturns. Specifically, as of December 31, 2018, NSBF’s loan portfolio consisted of 1,960 loans originated across 50 states in 77 different industries as defined by the North American Industry Classification System (“NAICS”). The following charts summarize NSBF’s mix of investment concentrations by industry and geography as of December 31, 2018 (in thousands):

Distribution by NAICS Code Description

NAICS Code Description	Number of Loans	Aggregate Balance ($)	Average Balance ($)	Percentage of Balance
Food Services and Drinking Places	239	$33,856	$142	9.5%
Truck Transportation	73	23,040	316	6.5%
Professional, Scientific, and Technical Services	145	22,196	153	6.2%
Amusement, Gambling, and Recreation Industries	101	20,906	207	5.9%
Ambulatory Health Care Services	111	20,132	181	5.7%
Repair and Maintenance	108	17,424	161	4.9%
Specialty Trade Contractors	91	13,048	143	3.7%
Fabricated Metal Product Manufacturing	34	12,607	371	3.5%
Accommodation	48	11,628	242	3.3%
Merchant Wholesalers, Durable Goods	39	9,002	231	2.5%
Other	971	171,750	177	48.3%
Total	1,960	$355,589	$181	100.0%

Distribution by State

State	Number of Loans	Aggregate Balance ($)	Average Balance ($)	Percentage of Balance
Florida	230	$39,501	$172	11.1%
New York	202	33,728	167	9.5%
California	137	26,672	195	7.5%
Texas	113	22,943	203	6.5%
Connecticut	117	21,279	182	6.0%
Pennsylvania	83	17,444	210	4.9%
New Jersey	105	16,252	155	4.6%
Georgia	71	15,964	225	4.5%
Illinois	70	14,036	201	3.9%
Ohio	61	12,915	212	3.6%
Other	771	134,855	175	37.9%
Total	1,960	$355,589	$181	100.0%

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

Risk Rating

Portfolio	Number of Loans	Aggregate Balance ($)	Average Balance ($)	Percentage of Balance
Risk Rating 1 - 4	1,808	$318,140	$176	89.5%
Risk Rating 5	4	903	226	0.3%
Risk Rating 6	144	35,902	249	10.1%
Risk Rating 6/7 and 7	4	644	161	0.1%
Total	1,960	$355,589	$181	100.0%

The weighted average term to maturity and weighted average interest rate of NSBF’s loan portfolio as of December 31, 2018 was 15.7 years and 7.9%, respectively.

Receivables Financing, Inventory Financing and SBA 504 Lending

The Company’s business finance platform also includes NBC and NBL, both controlled portfolio companies. NBC provides receivables financing, inventory financing and health care receivables financing, and management services to SMBs, which may obtain $10,000 to $2,000,000 per month through the sale of their trade receivables or the financing or their inventories. In addition, NBL funds SBA 504 loans which provide financing of fixed assets such as real estate or equipment.

Third Party Loan Servicing

SBL, a wholly owned, controlled portfolio company, engages in third-party loan servicing for SBA and non-SBA loans. An additional wholly owned portfolio company, BSP, provides lending institutions with outsourced solutions for the entire SBA lending process, including credit analysis, structuring and eligibility, packaging, closing compliance and servicing.

Controlled Portfolio Companies

In addition to our debt investments in portfolio companies, either directly or through our business finance platform, we also hold controlling interests in certain portfolio companies that, as of December 31, 2018, represented approximately 32% of our total investment portfolio. Specifically, we hold controlling interests in NMS, Mobil Money, NTS, SBL, NBC, NBL, BSP, NPS, NIA, IPM, and SIDCO. We refer to these entities (among others), collectively, as our “controlled portfolio companies.” Our controlled portfolio companies provide us with an extensive network of business relationships that supplement our referral sources and that we believe will help us to maintain a robust pipeline of lending opportunities and expand our business finance platform.

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

Newtek Merchant Solutions (NMS)

NMS (a 2001 investment) markets credit and debit card processing services, check approval services and ancillary processing equipment and software to merchants who accept credit cards, debit cards, checks and other non-cash forms of payment. NMS utilizes a multi-pronged sales approach of both direct and indirect sales. NMS’ primary sales efforts focus on direct sales through our Your Business Solutions Company® brand. Their indirect sales channels consist of alliance partners, principally financial institutions (banks, credit unions, insurance companies and other related businesses), and independent sales agents across the U.S. These referring organizations and associations are typically paid a percentage of the processing revenue derived from the respective merchants that they successfully refer to NMS. In 2018, NMS processed merchant transactions with sales volumes of $6.1 billion.

NMS has a number of competitive advantages which we believe will enable it to exceed industry growth averages. These are:

•	focus on non-traditional business generation: referral relationships, wholesale solicitations and financial institutions rather than independent sales agents;

•	seeks to be a market leader in the implementation of technology in the payment processing business;

•	It maintains its own staff of trained and skilled customer service representatives; and

•
It markets and sells the latest in point-of-sale technology hardware, implementing of the EMV system (Europay, MasterCard, Visa inter-operative integrated circuit cards) and continuous cyber-security services.

NMS maintains its principal customer service and sales support offices in Milwaukee, Wisconsin and Lake Success, New York, with additional specialists located in Phoenix, Arizona. NMS’s personnel assist merchants with initial installation of equipment and on-going service, as well as any other special processing needs that they may have.

NMS’ development and growth are focused on selling their services to internally generated referrals, merchant referrals identified by Newtek alliance partners and by independent sales representatives. We believe NMS is different than most electronic payment processing companies who acquire their clients primarily through independent agents. NMS believes that its business model provides it with a competitive advantage by enabling it to acquire new merchant customers at a lower cost level for third-party commissions than the industry average. NMS’ business model allows it to own the customer as well as the stream of residual payments, as opposed to models which rely more heavily on independent sales agents.

Newtek Technology Solutions (NTS)

NTS offers website hosting, dedicated server hosting, cloud hosting, web design and development, internet marketing, eCommerce, data storage and backup, and other related services to customers worldwide and manages over 69,000 domain names. While there are many competitors in this space, we believe that NTS is the only technology company with the exclusive focus on the SMB market with products tailored to the specific needs of these business customers.

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

NTS has a complete line of cloud-based business and eCommerce packages and Cloud Spaces to streamline the decision process for business owners and accommodate designers and developers that wish to build sites in both Microsoft and Linux environments. Included with this service offering is full customer service with a real human interface available on a 24/7/365 basis, which we believe further distinguishes NTS from its competitors who usually offer co-location hosting without the support needed for the SMB market customer.

NTS currently operates three data centers in Scottsdale, Arizona, Phoenix, Arizona, and Edison, New Jersey.

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

In addition, IPM and SIDCO are wholly-owned portfolio companies which consult, strategize, design, and implement technology solutions for enterprise and commercial clients across the U.S., and are expected to complement the offerings of NTS.

In early 2018, NTS became aware that an unauthorized third party misappropriated three domain names, which NTS used to support customer management of hosted websites. NTS notified its shared webhosting customers of the incident, and assisted in re-routing web traffic to minimize any service disruptions to its clients.

NTS’ management launched an investigation into the incident and based on the investigation, NTS’ management concluded that attackers compromised a portion of its shared webhosting system, and may have acquired certain customer information limited to its shared webhosting customers, and/or gained access to certain of its shared webhosting servers. NTS has taken a range of steps designed to secure its system, enhance its security protections, enhance access controls, and prevent future unauthorized activity.

Newtek Insurance Agency (NIA)

NIA is a retail and wholesale brokerage insurance agency licensed in 50 states specializing in the sale of personal, commercial and health/benefits lines insurance products to customers of all of the Newtek portfolio companies as well as Newtek alliance partners. NIA offers insurance products from multiple insurance carriers providing a wide range of choice for its customers. NIA is also implementing programs with alliance partners to market commercial and personal insurance. A major sales channel for NIA is the SMB customer base of our lending platform and the other controlled portfolio companies which allow for many opportunities for cross sales between business lines.

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

As the Capcos reach 100% investment we will seek to decertify them as Capcos, liquidate their remaining assets and thereby reduce their operational costs, particularly the legal and accounting costs associated with compliance. Eleven of our original sixteen Capcos have reached this stage.

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

We market services through referrals from our strategic alliance partners such as Amalgamated Bank, Banco Popular, Credit Union National Association, E-Insure, ENT Federal Credit Union, The Hartford, Legacy Bank, Morgan Stanley Smith Barney, Navy Federal Credit Union, New York Community Bank, Raymond James, Randolph Brooks Federal Credit Union, UBS , Meineke Dealers Purchasing Cooperative and True Value Company, among others, (using our patented NewTracker® referral management system) as well as direct referrals from our web presence, www.newtekone.com. Our NewTracker® referral system has a software application patent covering the systems and methods for tracking, reporting and performing processing activities and transactions in association with referral data and related information for a variety of product and service offerings in a business-to-business environment. The NewTracker® system provides for transparency between Newtek and referring parties and has been material in our ability to obtain referrals from a wide variety of sources. This patented system allows us and our alliance partners to review in real time the status of any referral as well as to provide real time compliance oversight by the respective alliance partner, which we believe creates confidence among the referred business client, the referring alliance partner and us. We own the NewTracker® patent, as well as all trademarks and other patented intellectual property used by us and our controlled portfolio companies.

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

Senior Lending Team and Executive Committee

The key members of our Senior Lending Team, most of who have worked together for more than ten years each have over 25 years of experience in finance-related fields. These investment professionals have worked together to screen opportunities, underwrite new investments and manage a portfolio of investments in SMBs through two recessions, a credit crunch, the dot-com boom and bust and a historic, leverage-fueled asset valuation bubble. Each member brings a complementary component to a team well-rounded in finance, accounting, operations, strategy, business law and executive management.

Because we are internally managed by our Executive Committee, which includes Barry Sloane, Peter Downs, Jennifer C. Eddelson and Michael A. Schwartz, under the supervision of our Board, and do not depend on a third-party investment advisor, we do not pay investment advisory fees and all of our income is available to pay our operating costs and to make distributions to our shareholders. While our portfolio companies are independently managed, our Executive Committee also oversees our controlled portfolio companies and, to the extent that we may make additional equity investments in the future, the Executive Committee will also have primary responsibility for the identification, screening, review and completion of such investments. We do not expect to focus our resources on investing in additional stand-alone equity investments, but may elect to do so from time to time on an opportunistic basis, if such opportunities arise. Messrs. Sloane and Downs have been involved together in the structuring and management of equity investments for the past sixteen years.

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

The SMB market represents a large, underserved market.  We estimate the SMB market to include over 27 million businesses in the U.S. We believe that SMBs, most of which are privately-held, are relatively underserved by traditional capital providers such as commercial banks, finance companies, hedge funds and collateralized loan obligation funds. Further, we believe that such companies generally possess conservative capital structures with significant enterprise value cushions, as compared to larger companies with more financing options. While the largest originators of SBA 7(a) loans have traditionally been regional and national banks, from 2012 through 2018, NSBF was the largest non-bank originator of SBA 7(a) loans by dollar lending volume and is currently the fourth largest SBA 7(a) lender in the U.S. As a result, we believe we and our controlled portfolio companies are well positioned to provide financing to the types of SMBs that we have historically targeted and we have the technology and infrastructure in place presently to do it cost effectively in all 50 states and across many industries.

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

Established Direct Origination Platform with Extensive Deal Sourcing Infrastructure. We have established a direct origination pipeline for investment opportunities without the necessity for investment banks or brokers as well as broad marketing channels that allow for highly selective underwriting. The combination of our brand, our portal, our patented NewTracker® technology, and our web presence as Your Business Solutions Company® have created an extensive deal sourcing infrastructure. Although we pay fees for loan originations that are referred to us by our alliance partners, our investment team works directly with the borrower to assemble and underwrite loans. We rarely invest in pre-assembled loans that are sold by investment banks or brokers. As a result, we believe that our unique national origination platform allows us to originate attractive credits at a low cost. During 2018 we funded $469,176,000 of SBA 7(a) loans, based on the large volume of loan referrals we received in 2018. We anticipate that our principal source of investment opportunities will continue to be in the same types of SMBs to which we currently provide financing. Our Executive Committee and Senior Lending Team will also seek to leverage our extensive network of additional referral sources, including law firms, accounting firms, financial, operational and strategic consultants and financial institutions, with whom we have completed investments. We believe our current infrastructure and expansive relationships will continue to enable us to review a significant amount of high quality, direct (or non-brokered) investment opportunities.

Experienced Senior Lending Team with Proven Track Record.  We believe that our Senior Lending Team is one of the leading capital providers to SMBs. Our Senior Lending Team has expertise in managing the SBA process and has managed a diverse portfolio of investments with a broad geographic and industry mix. While the primary focus of NSBF is to expand its debt financing activities in SBA 7(a) loans, our Senior Lending Team is also focused on growing our business finance platform through our controlled portfolio companies NBC, which provides receivables financing, inventory financing and health care receivables financing, and NBL, which funds SBA 504 loans.

Flexible, Customized Financing Solutions for Seasoned, Smaller Businesses. While NSBF’s primary focus is to expand its lending by activities by providing SBA 7(a) loans to SMBs, we also seek to offer SMBs a variety of attractive financing structures, as well as cost effective and efficient business services, to meet their capital needs through our subsidiaries and controlled portfolio companies. In particular, through our controlled portfolio companies, we offer larger loans, between $5,000,000 and $15,000,000, greater than loans available with the SBA guarantee, but with a higher interest rate to compensate for the increased risk. Unlike many of our competitors, we believe we have the platform to provide a complete package of service and financing options for SMBs, which allows for cross-selling opportunities and improved client retention. We expect that a large portion of our capital will be loaned to companies that need growth capital, acquisition financing or funding to recapitalize or refinance existing debt facilities. Our lending will continue to focus on making loans to SMBs that:

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

Disciplined Underwriting Policies and Rigorous Portfolio Management.  We pursue rigorous due diligence of all prospective investments originated through our platform. Our senior lending team has developed an extensive underwriting due diligence process, which includes a review of the operational, financial, legal and industry performance and outlook for the prospective investment, including quantitative and qualitative stress tests, review of industry data and consultation with outside experts regarding the creditworthiness of the borrower. These processes continue during the portfolio monitoring process, when we will conduct field examinations, review all compliance certificates and covenants and regularly assess the financial and business conditions and prospects of portfolio companies. In addition, SBL is servicer for commercial, SBA 7(a) and other government guaranteed investments whose exceptional servicing capabilities with compact timelines for loan resolutions and dispositions has attracted various third-party portfolios to these controlled portfolio companies.

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

As a BDC, we are required to meet regulatory tests, including the requirement to invest at least 70% of our gross assets in “qualifying assets.” Qualifying assets generally include debt or equity securities of private or thinly traded public U.S. companies and cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, as a BDC, and pursuant to the approval that we received from our shareholders on July 26, 2018, we are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 150% (i.e., the amount of debt may not exceed 66 2/3% of the value of our total assets). See “Regulation.”

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

Experienced Management with Meaningful Investment.  We seek to invest in companies in which senior or key managers have significant company-or industry-level experience and have significant equity ownership. It has been our experience that these experienced managers are more committed to the portfolio company’s success and more likely to manage the company in a manner that protects our debt and equity investments.

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

Investment Objectives

Debt Investments

We target our debt investments, which are principally made through our business finance platform under the SBA 7(a) program, to produce generally, a coupon rate of prime plus 2.75% which enables us to generate rapid sales of loans in the secondary market historically producing gains and with a yield on investment in excess of 30%. We typically structure our debt investments with the maximum seniority and collateral along with personal guarantees from portfolio company owners, in many cases collateralized by other assets including real estate. In most cases, our debt investment will be collateralized by a first lien on the assets of the portfolio company and a first or second lien on assets of guarantors, in both cases primarily real estate. All SBA 7(a) loans are made with personal guarantees from any owner(s) of 20% or more of the portfolio company’s equity. As of December 31, 2018, substantially all of our SBA 7(a) portfolio at fair value consisted of debt investments that were secured by first or second priority liens on the assets of the portfolio company.

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

•
Second Lien Loans.  Our second lien loans generally have terms of five to twenty-five years, also primarily provide for a variable interest rate, contain no prepayment penalties (however, the SBA will charge the borrower a prepayment fee if the loan has a maturity of 15 or more years and is prepaid during the first three years) and are secured by a second priority security interest in all existing and future assets of the borrower. We typically only take second lien positions on additional collateral where we also have first lien positions on business assets.

•
Unsecured Loans.  We make few unsecured investments, primarily to our controlled portfolio companies, which because of our equity ownership are deemed to be more secure. Typically, these loans are to meet short-term funding needs.

We typically structure our debt investments to include non-financial covenants that seek to minimize our risk of capital loss such as lien protection and prohibitions against change of control. Our debt investments have strong protections, including default penalties, information rights and, in some cases, affirmative, negative and financial covenants.

Equity Investments

While the vast majority of our investments have been structured as debt, we have in the past and expect in the future to make selective equity investments primarily as either strategic investments to enhance the integrated operating platform or, to a lesser degree, under the Capco programs. For investments in our controlled portfolio companies, we focus more on tailoring them to the long-term growth needs of the companies than to immediate return. Our objective with these companies is to foster the development of the businesses as a part of the integrated operational platform of serving the SMB market, so we may reduce the burden on these companies to enable them to grow faster than they would otherwise as another means of supporting their development and that of the integrated whole.

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

Loan and Deal Generation/Origination

We believe that the combination of our brand, our portal, our patented NewTracker® technology, and our web presence as Your Business Solutions Company® have created an extensive loan and deal sourcing infrastructure. This is maximized through long-standing and extensive relationships with industry contacts, brokers, commercial and investment bankers, entrepreneurs, services providers (such as lawyers and accountants), as well as current and former clients, portfolio companies and our extensive network of strategic alliance partners. We supplement our relationships by the selective use of television advertising aimed primarily at lending to the SMB market. We believe we have developed a reputation as a knowledgeable and reliable source of capital, providing value-added advice, prompt processing, and management and operations support to our portfolio companies.

We market our loan and investment products and services, and those of our controlled portfolio companies, through referrals from our alliance partners such as Amalgamated Bank, Banco Popular, Credit Union National Association, E-Insure, ENT Federal Credit Union, The Hartford, Legacy Bank, Morgan Stanley Smith Barney, Navy Federal Credit Union, New York Community Bank, Raymond James, Randolph Brooks Federal Credit Union, UBS, Meineke Dealers Purchasing Cooperative and True Value Company, among others using our patented NewTracker® referral system as well as direct referrals from our web presence, www.newtekone.com. The patent for our NewTracker® referral system is a software application patent covering the systems and methods for tracking, reporting and performing processing activities and transactions in association with referral data and related information for a variety of product and service offerings in a business-to-business environment providing further for security and transparency between referring parties. This system allows us and our alliance partners to review in real time the status of any referral as well as to provide real time compliance oversight by the respective alliance partner, which we believe creates confidence between the referred business client, the referring alliance partner and us.

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

Also, in connection with a change of ownership transaction, the Loan Processing area of the Underwriting Department will order Uniform Commercial Code searches on the seller of the existing business. If such a search identifies any adverse information, the Loan Processor will advise the Underwriting Manager or Operations Manager so a prudent decision may be made with respect to the application.

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

Other, Primarily Equity Investments

Due Diligence and Underwriting

In making loans or equity investments other than SBA 7(a) loans or similar conventional loans to SMBs, our Executive Committee will take a direct role in screening potential loans or investments, in supervising the due diligence process, in the preparation of deal documentation and the completion of the transactions. The members of the Executive Committee and/or Senior Lending Team complete due diligence and analyze the relationships among the prospective portfolio company’s business plan, operations and expected financial performance. Due diligence may address some or all of the following depending on the size and nature of the proposed investment:

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

Ongoing Relationships with Portfolio Companies

Monitoring, Managerial Assistance

We have and will continue to monitor our portfolio companies on an ongoing basis. We monitor the financial trends of each portfolio company to determine if it is meeting its business plan and to assess the appropriate course of action for each company. We generally require our portfolio companies to provide annual audits, quarterly unaudited financial statements with management discussion and analysis and covenant compliance certificates, and monthly unaudited financial statements. Using these monthly financial statements, we calculate and evaluate all financial covenants and additional financial coverage ratios that might not be part of our covenant package in the loan documents. For purposes of analyzing a portfolio company’s financial performance, we sometimes adjust their financial statements to reflect pro-forma results in the event of a recent change of control, sale, acquisition or anticipated cost savings. Additionally, we believe that, through our integrated marketing and sale of each service line of NSBF and our controlled portfolio companies to our controlled portfolio companies (including electronic payment processing services through NMS, technology solutions through NTS, insurance solutions through NIA and payroll and benefits services through NPS) and non-affiliate portfolio companies, we have in place extensive and robust monitoring capabilities.

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

Historically, we have offered to provide significant operating and managerial assistance to our portfolio companies and have provided significant operating and managerial assistance to our controlled portfolio companies. As a BDC, we will continue to offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance will typically involve, among other things, monitoring the operations and financial performance of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial assistance. We may sometimes receive fees for these services.

Valuation Procedures

We conduct the valuation of our assets, pursuant to which our net asset value shall be determined, at all times consistent with GAAP and the 1940 Act. Our valuation procedures are set forth in more detail below:

Securities for which market quotations are readily available on an exchange shall be valued at such price as of the closing price on the day of valuation. We may also obtain quotes with respect to certain of our investments from pricing services or brokers or dealers in order to value assets. When doing so, we will determine whether the quote obtained is sufficient according to GAAP to determine the fair value of the security. If determined adequate, we will use the quote obtained. We also employ independent third-party valuation firms for certain of our investments for which there is not a readily available market value.

Securities for which reliable market quotations are not readily available or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of our Board, does not represent fair value, which we expect will represent a substantial majority of the investments in our portfolio, shall be valued as follows: (i) each portfolio company or investment is initially valued by the investment professionals responsible for the portfolio investment; (ii) preliminary valuation conclusions are documented and discussed with our Senior Lending Team and Executive Committee; (iii) independent third-party valuation firms engaged by, or on behalf of, the Board will conduct independent appraisals, review management’s preliminary valuations and prepare separate preliminary valuation conclusions on a selected basis; (iv) the Board reviews the preliminary valuations of members of our Senior Lending Team and Executive Committee and/or that of the third-party valuation firm and responds to the valuation recommendation with comments, if any; and (v) the Board will discuss valuations and determine the fair value of each investment in our portfolio in good faith.

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

Our electronic payment processing portfolio companies compete with entities including Global Payments, First National Bank of Omaha and Paymentech, L.P. Our managed technology solutions portfolio company competes with 1&1, Hosting.com, Discount ASP, Maxum ASP, GoDaddy®, Yahoo!®, BlueHost®, iPowerWeb® and Microsoft among others.

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
During the years ended December 31, 2018, 2017 and 2016, all of our revenue was derived from customers in the United States.

Employees

As of December 31, 2018, we had a total of 175 employees.
Available Information
We are subject to the informational requirements of the SEC and in accordance with those requirements file reports, proxy statements and other information with the SEC. The SEC maintains a web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC. The address of the SEC’s web site is http://www.sec.gov. Our principal offices are located at 1981 Marcus Avenue, Suite 130, Lake Success, NY 11042 and our telephone number is (212) 356-9500. Our website may be directly accessed at http://www.newtekone.com. We make available through our website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. These documents may be directly accessed at http://investor.newtekbusinessservices.com. Information contained on our website is not a part of this report.

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

We generally are not able to issue and sell our common stock at a price below net asset value per share. We may, however, issue and sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if (1) our Board determines that such sale is in our best interests and the best interests of our stockholders, and (2) our stockholders have approved our policy and practice of making such sales within the preceding 12 months. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities. At our Special Meeting of Stockholders on July 26, 2018, our stockholders approved a proposal authorizing us to sell up to 20% of our outstanding common stock at a price below our then-current net asset value per share, subject to approval by our Board for the offering. The authorization expires on the earlier of July 26, 2019 or the date of our 2019 Annual Meeting of stockholders. During 2018, the Company did not sell any shares of its common stock at a price below then-current net asset value per share.

As a BDC, and pursuant to the approval that we received from our shareholders on July 26, 2018, we are required to not exceed an asset coverage ratio, reflecting the value of our total assets to our total senior securities, which include all of our borrowings and any preferred stock issued by us, under the 1940 Act. Prior to March 23, 2018, Section 61(a) of the 1940 Act (which incorporates the requirements of Sections 18(a)(1) and 18(a)(2) of the 1940 Act) did not permit a BDC to issue senior securities unless, at the time of issuance, the BDC had an asset coverage ratio of at least 200%, taking into account that issuance of senior securities (the “Asset Coverage Ratio”). However, on March 23, 2018, the President signed the Small Business Credit Availability Act (the “SBCA”) into law. The SBCA, among other things, permits BDCs to be subject to a minimum Asset Coverage Ratio of 150% (the “150% Asset Coverage”), if specific conditions are satisfied, when issuing senior securities. In other words, prior to the enactment of the SBCA, a BDC could borrow $1 for investment purposes for every $1 of investor equity. On April 27, 2018, our Board, including a majority of the non-interested directors who have no financial interest in this proposal, deemed it in the best interests of the Company and its shareholders for the Company to be subject to 150% Asset Coverage. As a result, the Company’s asset coverage requirements for senior securities were to change from 200% to 150%, effective April 27, 2019. However, as a result of the stockholder approval of Proposal 2 at the July 26, 2018 Special Meeting of stockholders, effective July 27, 2018, the asset coverage ratio under the 1940 Act applicable to the Company was decreased from 200% to 150%, permitting the Company to incur additional leverage. Therefore, we are required to meet an Asset Coverage Ratio of the value of total assets to senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 150%. We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Board who are not interested persons and, in some cases, prior approval by the SEC. See “Regulation.”

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

Senior Securities; Coverage Ratio

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if we meet certain asset coverage requirements. On April 27, 2018, we announced that our Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act”) of the Board, approved a proposal to reduce our asset coverage requirement as set forth in Section 61(a)(2) of the 1940 Act, from 200% to 150%, pursuant to recent modifications included in the Small Business Credit Availability Act. Such change would have been effective April 27, 2019. However, on July 26, 2018, our stockholders approved a proposal to reduce our asset coverage requirement to 150%, effective July 27, 2018. In addition, we may not be permitted to declare any cash dividend or other distribution on our outstanding common shares, or purchase any such shares, unless, at the time of such declaration or purchase, we have asset coverage of at least 150% after deducting the amount of such dividend, distribution, or purchase price. We may also borrow amounts up to 5% of the value of our total assets for temporary purposes. For a discussion of the risks associated with the resulting leverage, see “Risk Factors -  Risks Related to Our Business And Structure - Because we borrow money, the potential for loss on amounts invested in us is magnified and may increase the risk of investing in us.” For a discussion of the risks associated with the resulting leverage, see “Risk Factors - Risks Related to Our Business Structure - Because we borrow money, the potential for loss on amounts invested in us is magnified and may increase the risk of investing in us.”

As of December 31, 2018, we had an aggregate principal amount of senior securities outstanding of $337,501,000 and our asset coverage ratio was 185%.

Issuance of Shares Below Current Net Asset Value

At a Special Meeting of Stockholders on July 26, 2018, our common stockholders approved a proposal that allows us to issue common stock at a discount from our NAV per share, effective for a period expiring on the earlier of July 26, 2019 or the 2019 annual meeting of our stockholders. We have agreed to limit the number of shares that we issue at a price below NAV pursuant to this authorization so that the aggregate dilutive effect on our then outstanding shares will not exceed 20%. Our Board, subject to its fiduciary duties and regulatory requirements, has the discretion to determine the amount of the discount, and as a result, the discount could be up to 100% of net asset value per share. During the year ended December 31, 2018, the Company did not sell any shares of common stock at a price below NAV per share.
Code of Ethics

We have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain transactions by our personnel. Our code of ethics generally does not permit investments by our employees in securities that may be purchased or held by us. The code of ethics is published and available on the Company’s website at http://investor.newtekbusinessservices.com/corporate-governance is attached as an exhibit and is available on the EDGAR Database on the SEC’s Internet site at www.sec.gov. You may also obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

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

Generally, we do not receive any non-public personal information relating to our shareholders, although certain non-public personal information of our shareholders may become available to us. We do not disclose any non-public personal information about our shareholders or former shareholders to anyone, except as permitted by law or as is necessary in order to service shareholder accounts (for example, to a transfer agent).

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

Regulation as a Small Business Lending Company

Our wholly owned subsidiary, NSBF, is licensed by the SBA as an SBLC that originates loans through the SBA 7(a) Program. The SBA 7(a) Program is the SBA’s primary loan program. In order to operate as an SBLC, a licensee is required to maintain a minimum regulatory capital (as defined by SBA regulations) of the greater of (1) 10% of its outstanding loans receivable and other investments or (2) $1,000,000. In addition, a SBLC is subject to certain other regulatory restrictions.

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

The SBA grants PLP status to certain lenders originating SBA 7(a) loans based on achievement of certain standards in lending which are regularly monitored by the SBA. NSBF has been granted national PLP status and originates, sells and services SBA 7(a) loans. As a Preferred Lender, NSBF is authorized to place SBA guarantees on SBA 7(a) loans without seeking prior SBA review and approval. Designated PLP lenders are delegated the authority to process, close, service, and liquidate most SBA guaranteed loans without prior SBA review. PLP lenders are authorized to make SBA guaranteed loans, subject only to a brief eligibility review and assignment of a loan number by SBA. In addition, they are expected to handle servicing and liquidation of all of their SBA loans with limited involvement of SBA.

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

Pursuant to the SBA’s regulations, the SBA is released from liability on its guaranty of a 7(a) loan and may, in its sole discretion, refuse to honor a guaranty purchase request in full or in part, or recover all or part of the funds already paid in connection with a guaranty purchase, if the lender failed to comply materially with a program requirement; failed to make, close, service or liquidate the loan in a prudent manner; placed the SBA at risk through improper action or inaction; failed to disclose a material fact to the SBA in a timely manner; or misrepresented a material fact to the SBA regarding the loan. In certain instances, the SBA may refuse to honor a guaranty purchase request in full (referred to by the SBA as a “denial”) or in part (referred to by the SBA as a “repair”), or recover all or part of the funds already paid in connection with a guaranty purchase. In the event of a repair or denial, liability on the guaranty, in whole or part, would be transferred to NSBF.

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
The remainder of this discussion assumes that we will qualify as a RIC and will have satisfied the Annual Distribution Requirement for the year ended December 31, 2018.

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

Any unrealized depreciation we experience in our portfolio may be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to affected loans or a potential impairment of the value of affected equity investments. This could result in realized losses in the future and ultimately in reductions of our income and gains available for distribution in future periods.
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

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, and pursuant to the approval that we received from our shareholders on July 26, 2018, we are permitted, as a BDC, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 150% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. See “Regulation.” If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common shareholders. Continuing to expand our debt financing activities in SBA 7(a) loans, SBA 504 loans and conventional loans will require us to raise additional capital. The failure to continue to generate such loans on a consistent basis could have a material impact on our results of operations, and accordingly, our ability to make distributions to our shareholders.

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

Illustration: The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below:

Assumed Return on Our Portfolio (1) (net of expenses)
	(10)%	(5)%	0%	5%	10%
Corresponding net return to shareholders (2)	(28.77)%	(17.41)%	(6.04)%	5.32%	16.69%
(1) Assumes $653,341,000 in total assets, $337,501,000 in debt outstanding, $287,445,000 in net assets as of December 31, 2018, and an average cost of funds of 5.15%. Actual interest payments may be different.
(2) In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2018 total assets of at least 2.66%.

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

On April 27, 2018, the Company announced that its Board, including a “required majority” (as such term is defined in the 1940 Act) of the Board, approved application to the Company of the asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as modified by the Small Business Credit Availability Act. As a result, the Company’s asset coverage requirements for senior securities were to change from 200% to 150%, effective April 27, 2019. However, at the Company’s special meeting of shareholders, held on July 26, 2018, its shareholders approved, among other things, the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, the Company’s asset coverage requirements for senior securities were reduced from 200% to 150%, effective July 27, 2018. As a result, we are able to increase our leverage up to an amount that reduces our asset coverage ratio from 200% to 150% (i.e., the amount of debt may not exceed 66 2/3% of the value of our assets) beginning on July 27, 2018, assuming that additional borrowings are available. As of December 31, 2018, we had aggregate principal amount of senior securities outstanding of $337,501,000, and our asset coverage was 185%.

Prior to shareholder approval at the Special meeting held on July 26, 2018, the 1940 Act generally prohibited us from incurring indebtedness unless immediately after such borrowing we had an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). However, recent legislation modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. Under the legislation, we are allowed to increase our leverage capacity if shareholders representing at least a majority of the votes cast, when quorum is met, approve a proposal to do so.  As a result of the recent stockholder approval, we were allowed to increase our leverage capacity on the first day after such approval, or July 27, 2018. As a result of the approval, we are required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage.

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

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 150% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common shareholders. Continuing to expand our debt financing activities in SBA 7(a) loans will require us to raise additional capital. The failure to continue to generate such loans on a consistent basis could have a material impact on our results of operations, and accordingly, our ability to make distributions to our shareholders.

We generally may not issue and sell our common stock at a price below net asset value per share. However, at a July 26, 2018 Special Meeting of Shareholders, our shareholders authorized us to sell shares of our common stock (during the following 12 months) at a price below its then current net asset value per share subject to certain conditions (including that the cumulative number of shares sold does not exceed 20% of its then outstanding common stock immediately prior to each such sale). We also may sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our Board determines that such sale is in our best interests and in the best interests of our shareholders, and our shareholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the market value of such securities (less any distributing commission or discount). If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our shareholders at that time will decrease, and you may experience dilution.

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

Although the program has been in existence since 1953, there can be no assurance that the federal government will maintain the SBA 7(a) loan program, or that it will continue to guarantee loans at current levels. If we cannot continue originating and selling government-guaranteed loans, we will generate fewer origination fees and our ability to generate gains on the sale of loans will decrease. From time-to-time, the government agencies that guarantee these loans reach their internal budgeted limits and cease to guarantee loans for a stated time period or shut down. In addition, these agencies may change their rules for extending loans. Also, Congress may adopt legislation that would have the effect of discontinuing or changing the SBA’s programs. Non-governmental programs could replace government programs for some borrowers, but the terms might not be equally acceptable. If these changes occur, the volume of loans to SMBs and industrial borrowers of the types that now qualify for government-guaranteed loans could decline, as could the profitability of these loans.

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

NSBF’s failure to maintain PLP status or maintain its SBA 7(a) license could adversely affect our results of operations.

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

Loans to small businesses involve a high risk of default. Such loans are generally not rated by any statistical rating organization. Small businesses usually have smaller product lines and market shares than larger companies and therefore may be more vulnerable to competition and general economic conditions. These businesses’ success typically depends on their management talents and efforts of one person or a small group of persons whose death, disability or resignation would adversely affect the business. Because these businesses frequently have highly leveraged capital structures, reduced cash flow resulting from economic downturns can severely impact the businesses’ ability to meet their obligations, which could impact our results of operations. The portions of Section 7(a) loans to be retained by us do not benefit directly from any SBA guarantees; in an event of default, however, we and the SBA typically cooperate in collateral foreclosure or other work-out efforts and share in any resulting collections.

The loans we make under the Section 7(a) Loan Program face competition.

There are several other non-bank lenders as well as a large number of banks that participate in the SBA Section 7(a) Loan Program. All of these participants compete for the business of eligible borrowers. In addition, pursuant to the 1940 Act, the Company is limited as to the amount of indebtedness it may have. Accordingly, we may be at a competitive disadvantage with regard to other lenders or financial institutions that may be able to achieve greater leverage at a lower cost and are not subject to SBA regulations.

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

In addition, our failure to keep pace with any such rules, or for our management to appropriately address compliance with such rules fully and in a timely manner, exposes us to an increasing risk of inadvertent non-compliance. While our management team takes reasonable efforts to ensure that we are in full compliance with all laws applicable to its operations, the increasing rate and extent of regulatory change increases the risk of a failure to comply, which may result in our ability to operate our business in the ordinary course or may subject us to potential fines, regulatory findings or other matters that may materially impact our business.

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

Recent U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the U.S. In the future, the U.S. government may not be able to meet its debt payments unless the federal debt ceiling is raised. If legislation increasing the debt ceiling is not enacted, as needed, and the debt ceiling is reached, the U.S. federal government may stop or delay making payments on its obligations, which could negatively impact the U.S. economy and our portfolio companies. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time, most recently, in December 2018 to January 2019. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.

A government shutdown could adversely affect NSBF’s SBA 7(a) loan originations and our results of operations.

We are dependent upon the Federal government to maintain the SBA 7(a) Program. NSBF’s lending business could be materially and adversely affected by circumstances or events limiting the availability of funds for this program. In October 2013, Congress failed to approve a budget, which, in turn, eliminated availability of funds for the SBA 7(a) program. At the time, the government shutdown affected SBA 7(a) lenders’ ability to originate SBA 7(a) loans. More recently, the partial government shut down in December 2018 until January 2019, the longest standing partial shutdown in history, resulted in a halt to the SBA 7(a) program. The government could again experience a government shutdown which would affect NSBF’s ability to originate government guaranteed loans and to sell the government guaranteed portions of those loans in the secondary market. Any government shutdown could adversely affect NSBF’s SBA 7(a) loan originations and our results of operations.

We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our securities and our ability to make distributions to our shareholders.

Our business is highly dependent on our communications and information systems. Certain of these systems are provided to us by third-party service providers. Any failure or interruption of such systems, including as a result of the termination of an agreement with any such third party service provider, could cause delays or other problems in our activities. This, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our securities and our ability to make distributions to our shareholders.

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

In addition, our business operations and our portfolio companies’ business operations involve the storage and transmission of Newtek, portfolio company, customer and employee proprietary information. Our businesses rely on our digital technologies, computer and email systems, software, and networks to conduct operations. Our technologies, systems and networks may become the target of criminal cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information of us, our portfolio companies, or third parties with whom we and our portfolio companies deal, or otherwise disrupt our or our customers’ or other third parties’ business operations. It is critical to our business strategy that our facilities and infrastructure remain secure and are perceived by the marketplace to be secure. Although we believe we and our IT providers employ appropriate security technologies (including data encryption processes, intrusion detection systems), and conduct comprehensive risk assessments and other internal control procedures to assure the security of our and our customers’ data, we cannot guarantee that these measures will be sufficient for this purpose. If our and our IT provider’s security measures are breached as a result of third-party action, employee error or otherwise, and as a result our or our customers’ data becomes available to unauthorized parties, we could incur liability and our reputation would be damaged, which could lead to the loss of current and potential customers. If we experience any breaches of our network security or sabotage, we might be required to expend significant capital and other resources to detect, remedy, protect against or alleviate these and related problems, and we may not be able to remedy these problems in a timely manner, or at all. Because techniques used by outsiders to obtain unauthorized network access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. For example, in early 2018, an unauthorized third-party recently misappropriated three of NTS’ domain names. NTS’ management and forensic investigators determined that attackers compromised a portion of NTS’ shared webhosting system, and may have acquired certain customer information limited to its shared webhosting customers, and/or gained access to certain of its shared webhosting servers. In response, NTS has taken a range of steps designed to further secure its systems, enhance its security protections, enhance access controls, and prevent future unauthorized activity.

As cyber threats continue to evolve, we and our portfolio companies may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Although we have insurance in place that covers such incidents, the cost of a breach or cyber-attack could well exceed any such insurance coverage.

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

We are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore we may invest a significant portion of our assets in a relatively small number of issuers in a limited number of industries. As of December 31, 2018, our three largest investments, NMS, NTS and NBC equaled approximately 18%, 2% and 2%, respectively, of the fair value of our total assets. Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, relatively few industries may become significantly represented among our investments. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer, changes in fair value over time or a downturn in any particular industry. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company.

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

The Company is a Guarantor on a number of credit facilities entered into by certain of its subsidiaries and controlled portfolio companies

As discussed further herein, the Company is a guarantor on credit facilities entered into by NSBF, NBL, NMS and NBC with various lenders. If any of these borrowers default on these lines of credit, we would be required to make payments under the guarantees, which could have a material adverse effect on our financial condition and results of operations.
RISKS RELATED TO OUR CONTROLLED PORTFOLIO COMPANIES - NEWTEK MERCHANT SOLUTIONS (NMS)

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

If a billing dispute between a merchant and a cardholder is not ultimately resolved in favor of the merchant, the disputed transaction is “charged back” to the merchant’s bank and credited to the account of the cardholder. If NMS or its processing banks are unable to collect the charge-back from the merchant’s account, or if the merchant refuses or is financially unable due to bankruptcy or other reasons to reimburse the merchant’s bank for the charge-back, NMS must bear the loss for the amount of the refund paid to the cardholder’s bank. Most of NMS’ merchants deliver products or services when purchased, so a contingent liability for charge-backs is unlikely to arise, and credits are issued on returned items. However, some of its merchants do not provide services until sometime after a purchase, which increases the potential for contingent liability and future charge-backs. NMS and the sponsoring bank can require that merchants maintain cash reserves under its control to cover charge-back liabilities but such reserves may not be sufficient to cover the liability or may not even be available to them in the event of a bankruptcy or other legal action.

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

Various agencies, particularly the Federal Trade Commission (“FTC”), have within the past few years attempted to pressure merchants to discontinue or modify various sales or other practices. As a part of the payment processing industry, processors such as NMS could experience pressure and/or litigation aimed at restricting access to credit card sales by such merchants. These efforts could cause an increase in the cost to NMS of doing business or otherwise make its business less profitable and may subject NMS to assess penalties for not taking actions deemed sufficiently aggressive to limit such practices. As a result of a prior litigation with the FTC, NMS voluntarily entered into, and is presently operating under, a Permanent Injunction with respect to certain of its business practices.

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

NTS’ web and cloud services involve the storage and transmission of our customers’, employees’, and portfolio companies’ proprietary information. NTS’ business relies on its digital technologies, computer and email systems, software, and networks to conduct its operations. NTS’ technologies, systems and networks may become the target of criminal cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information of NTS or third parties with whom NTS deals, or otherwise disrupt our or our customers’ or other third parties’ business operations. It is critical to NTS’ business strategy that its facilities and infrastructure remain secure and are perceived by the marketplace to be secure. Although NTS believes it employs appropriate security technologies, NTS cannot guarantee that the security technologies (including data encryption processes, intrusion detection systems) it employs or, the comprehensive risk assessments it conducts, or its other internal control procedures will assure the security of its customers’ data. If NTS’ security measures are breached as a result of third-party action, employee error or otherwise, and as a result, its customers’ data becomes available to unauthorized parties, NTS and our other portfolio companies could incur liability and its reputation would be damaged, which could lead to the loss of current and potential customers. In addition, NTS will be required to expend significant capital and other resources to detect, remedy, protect against or alleviate breaches of its network and security, and it may not be able to remedy these problems in a timely manner, or at all. Because techniques used by outsiders to obtain unauthorized network access or to sabotage systems change frequently and generally are not recognized until launched against a target, NTS may be unable to anticipate these techniques or implement adequate preventative measures. For example, in early 2018 an unauthorized third party misappropriated three of NTS’ domain names. NTS’ management and forensic investigators determined that attackers compromised a portion of its shared webhosting system, and may have acquired certain customer information limited to its shared webhosting customers, and/or gained access to certain of its shared webhosting servers. In response, NTS has taken a range of steps designed to further secure its systems, enhance its security protections, enhance access controls, and prevent future unauthorized activity.

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
RISKS RELATED TO OUR CONTROLLED PORTFOLIO COMPANIES - NEWTEK BUSINESS CREDIT SOLUTIONS (NBC)

An unexpected level of defaults in NBC’s accounts receivables, inventory or SBA 504 loan portfolios would reduce its income and increase its expenses.

If NBC’s level of non-performing assets in its receivable financing, inventory financing or SBA 504 lending business rises in the future, it could adversely affect its revenue, earnings and cash flow. Non-performing assets primarily consist of receivables for which the customer has not made timely payment. In certain situations, NBC may restructure the receivable to permit such a customer to have smaller payments over a longer period of time. Such a restructuring or non-payment by a receivables or inventory customer will result in lower revenue and less cash available for NBC’ operational activities.

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

NBC depends on outside financing to support its receivables financing and inventory financing business.

NBC’s receivables and inventory financing business depends on outside financing to support its acquisition of receivables. Termination of the credit lines for any reason would have a material adverse effect on its business, including but not limited to, the liquidation of its receivables portfolios to pay down the lines. If funds from such sale were insufficient to completely pay down the line of credit, NBC’s would be responsible for any short fall. We are a guarantor on the Sterling Receivable and Inventory Facility at NBC. Maximum borrowings under the Sterling Receivable and Inventory Facility are $22,500,000. The Sterling Receivable and Inventory Facility matures in February 2020 and automatically renews annually. At December 31, 2018, total principal owed by NBC was $16,477,000. NBC also entered into the Sterling 504 Facility. We are also a guarantor on the Sterling 504 Facility. Maximum borrowings under the Sterling 504 Facility are $35,000,000, depending on syndication. The Sterling 504 Facility matures in March 2019. At December 31, 2018, total principal owed by NBC was $7,283,000. The Sterling 504 Facility specifies certain events of default, pursuant to which all outstanding amounts under the Sterling 504 Facility could become immediately due and payable.

We have guaranteed NBC’s obligations under both facilities. If NBC defaults on these lines of credit, we would be required to make payments under the guarantees, which could have a material adverse effect on our financial condition and results of operations.

In addition, if NBC loses either of these lines of credit and NBC is unable to renew or replace these lines of credit, it would materially impact the business of NBC and have a material adverse effect on its financial condition and results of operations.

LEGAL PROCEEDINGS - PORTFOLIO COMPANIES

Our portfolio companies may, from time to time, be involved in various legal matters, which may have an adverse effect on their operations and/or financial condition.

From time to time, we may be subject to legal actions as well as various regulatory, governmental and law enforcement inquiries, investigations and subpoenas. In any such claims or actions, demands for substantial monetary damages may be asserted against our portfolio companies and may result in financial liability for us or an adverse effect on our reputation among investors. We may be unable to accurately estimate our portfolio companies’ exposure to litigation risk. In regulatory enforcement matters, claims for disgorgement, the imposition of penalties, and the imposition of other remedial sanctions against our portfolio companies are possible, and may have a material adverse effect on our results of operations.

As a result of a prior litigation with the FTC, NMS voluntarily entered into, and is presently operating under, a Permanent Injunction with respect to certain of its business practices.

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
RISKS RELATED TO OUR SECURITIES

As of December 31, 2018, our CEO beneficially owns and has shared voting power over approximately 5.9% of our common stock, and may be able to exercise significant influence over the outcome of most shareholder actions.

Because of his ownership of and shared voting power over our stock, Barry Sloane, our Chairman, Chief Executive Officer and President, may be able to exercise significant influence over actions requiring shareholder approval, including the election of directors, the adoption of amendments to the certificate of incorporation, approval of stock incentive plans and approval of major transactions such as a merger or sale of assets. This could delay or prevent a change in control of the Company, deprive our shareholders of an opportunity to receive a premium for their common stock as part of a change in control and have a negative effect on the market price of our common stock.
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

Our Board has the authority, without the action or vote of our shareholders, to issue all or part of the approximately 181,081,274 authorized but unissued shares of our common stock. Our business strategy relies upon investments in and acquisitions of businesses using the resources available to us, including our common stock. Additionally, we anticipate granting additional options or restricted stock awards to our employees and directors in the future. Absent exemptive relief, a BDC generally may not issue restricted stock to its directors, officers and employees. In May 2016, the SEC issued an order granting the Company’s request for exemptive relief to allow us to amend our equity compensation plan and make such grants and awards, subject to shareholder approval. We may also issue additional securities, through public or private offerings, in order to raise capital. Future issuances of our common stock will dilute the percentage of ownership interest of current shareholders and could decrease the per share book value of our common stock. In addition, option holders may exercise their options at a time when we would otherwise be able to obtain additional equity capital on more favorable terms. In July 2016, our shareholders approved the amendments to our equity compensation plan, and certain restricted stock awards granted thereunder.

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

The Company has instituted programs which allow the Company to repurchase the Company’s outstanding common shares on the open market. Under the programs, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. On May 11, 2016, the Company announced that its Board approved a new share repurchase program under which the Company was able to repurchase up to 150,000 of the Company’s outstanding common shares on the open market. This program terminated on November 11, 2016. On November 21, 2016 the Company announced that its Board approved a new share repurchase program under which the Company may repurchase up to 200,000 of the Company’s outstanding common shares on the open market. The program terminated on May 21, 2017. On December 17, 2018, the Company announced that its Board approved a new share repurchase program under which the Company was able to repurchase up to 300,000 of the Company’s outstanding common shares on the open market.
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

The SEC staff has taken the position that, under the 1940 Act, an investment company may not avail itself of the Control Share Act. As a result, we will amend our bylaws to be subject to the Control Share Act only if the Board determines that it would be in our best interests and, after notification, the SEC staff does not object to our determination that our being subject to the Control Share Act does not conflict with the 1940 Act. If such conditions are met, and we amend our bylaws to repeal the exemption from the Control Share Acquisition Act, the Control Share Acquisition Act also may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such a transaction.

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

All of the common stock held by our executive officers and directors, represents approximately 1,294,000 shares, or approximately 7% of our total outstanding shares as of December 31, 2018. Such shares are generally freely tradable in the public market. Sales of substantial amounts of our common stock, or the availability of such common stock for sale, could adversely affect the prevailing market prices for our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of securities should we desire to do so.

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

The 1940 Act prohibits us from selling shares of our common stock at a price below the current net asset value per share of such stock, with certain exceptions. One such exception is prior shareholder approval of issuances below net asset value provided that our Board makes certain determinations. On July 26, 2018, at our Special Meeting of Shareholders, our shareholders approved a proposal that authorizes us to sell up to 20% of our common stock at a price below the Company’s then-current net asset value per share, subject to certain conditions. Any decision to sell shares of our common stock below the then current net asset value per share of our common stock or securities to subscribe to, convert to, or purchase shares of our common stock would be subject to the determination by our Board that such issuance is in our and our shareholders’ best interests.
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

RISKS RELATED TO OUR PUBLICLY-TRADED DEBT

The 2022 Notes and the 2023 Notes, together, the “Notes” are unsecured and therefore are effectively subordinated to any secured indebtedness we have outstanding or may incur in the future.

In September 2015 and February 2018, we issued $8,324,000 and $57,500,000 in aggregate principal amount of the 2022 Notes and 2023 Notes, respectively. The Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have outstanding or may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security). In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the existing or future secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes.

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

The indentures under which the Notes were issued offers limited protection to holders of the Notes. The terms of the indentures and the Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have a material adverse impact on your investment in the Notes. In particular, the terms of the indentures and the Notes do not place any restrictions on our or our subsidiaries’ ability to:

•
issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the Notes, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions, but giving effect to any exemptive relief granted to us by the SEC. Currently, these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowings;

•
pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the Notes, including subordinated indebtedness, in each case other than dividends, purchases, redemptions or payments that would cause a violation of Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions, giving effect to (i) any exemptive relief granted to us by the SEC and (ii) no-action relief granted by the SEC to another BDC (or to the Company if it determines to seek such similar no-action or other relief) permitting the BDC to declare any cash dividend or distribution notwithstanding the prohibition contained in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act in order to maintain the BDC’s status as a RIC under Subchapter M of the Code (these provisions generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock, or purchasing any such capital stock if our asset coverage, as defined in the 1940 Act, is below 150% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase;

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

On or after September 23, 2018 and March 1, 2020, we may choose to redeem the 2022 Notes and the 2023 Notes, respectively, from time to time, especially when prevailing interest rates are lower than the interest rate on the 2022 Notes or 2023 Notes. If prevailing rates are lower at the time of redemption, you may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the interest rate on the Notes being redeemed. Our redemption right also may adversely impact your ability to sell the Notes as the optional redemption date or period approaches.

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

On February 21, 2018, the Company issued redemption notices to the holders of the 2021 Notes. The Company redeemed all $40,250,000 in aggregate principal amount of the 2021 Notes on the Redemption Date at 100% of their principal amount ($25 per Note), plus the accrued and unpaid interest thereon from December 31, 2017, through, but excluding, the Redemption Date.

The trading market or market value of our publicly traded debt securities may fluctuate

The 2022 Notes and the 2023 Notes are new issues of debt securities listed on the Nasdaq Global Market under the symbols “NEWTZ” and “NEWTI,” respectively. Although the Notes are listed on Nasdaq, we cannot assure you that a trading market for our publicly issued debt securities will be maintained. In addition to our creditworthiness, many factors may materially adversely affect the trading market for, and market value of, our publicly issued debt securities. These factors include, but are not limited to, the following:

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
Below is a list of our leased offices and space as of December 31, 2018 which are material to the conduct of our business:

Location	Lease expiration	Purpose	Approximate square feet

1981 Marcus Avenue Lake Success, NY 11042	April 2027	Corporate headquarters and lending operations, NY Capco offices and certain controlled portfolio companies’ offices	36,000
1985 Marcus Avenue Lake Success, NY 11042	April 2027	Lending operations and certain controlled portfolio companies’ offices	7,300
4 Park Plaza Irvine, CA 92614	February 2021	NSBF lending operations	3,300
4800 T Rex Avenue Boca Raton, FL 33431	April 2026	NSBF lending operations	7,800
14 East Washington Street Orlando, FL 32801	September 2019	NSBF lending operations and certain controlled portfolio companies’ offices	1,700
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
The last reported price for our common stock on March 15, 2019 was $20.28 per share. As of March 15, 2019, there were approximately 97 shareholders of record.
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

Sales of Unregistered Securities

During the year ended December 31, 2018, in connection with our investment in Mobil Money, we issued 10,966 shares of restricted common stock.

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

The following table summarizes our dividend declarations and distributions through December 31, 2018:

Record Date	Payment Date	Distribution Declared
March 30, 2015	April 13, 2015	$0.39
June 29, 2015	July 15, 2015	$0.47
October 22, 2015	November 3, 2015	$0.50
November 18, 2015(1)	December 31, 2015	$2.69
January 7, 2016	January 19, 2016	$0.40
March 22, 2016	March 31, 2016	$0.35
June 20, 2016	June 30, 2016	$0.35
September 20, 2016	September 30, 2016	$0.43
December 15, 2016	December 30, 2016	$0.40
March 20, 2017	March 31, 2017	$0.36
May 31, 2017	June 30, 2017	$0.40
September 22, 2017	September 29, 2017	$0.44
December 18, 2017	December 28, 2017	$0.44
March 20, 2018	March 30, 2018	$0.40
June 15, 2018	June 29, 2018	$0.42
September 17, 2018	September 28, 2018	$0.48
December 18, 2018	December 28, 2018	$0.50
		$9.42
(1) The Special dividend was declared as a result of the Company’s RIC election for tax year 2015 and represents the distribution of 100% of the Company’s accumulated earnings and profits through December 31, 2014. Pursuant to applicable Treasury Regulation and IRS guidance, 27% of the dividend was paid in cash and 73% was paid in newly issued shares of our common stock.

Our Board maintains a variable distribution policy with the objective of distributing four quarterly distributions in an amount that approximates 90 - 100% of our estimated annual taxable income for a particular taxable year. In addition, at the end of our taxable year, our Board may choose to pay an additional special distribution, or fifth distribution, so that we may distribute approximately all of our annual taxable income in the taxable year in which it was earned, or may elect to maintain the option to spill over our excess taxable income into the following taxable year as part of any future distribution payments.

Distributions in excess of our current and accumulated earnings and profits would generally be treated first as a return of capital to the extent of a shareholder’s tax basis in our shares, and any distributions paid in excess of a shareholder’s tax basis in our shares would generally be treated as a capital gain. The determination of the tax attributes of our distributions is made annually as of the end of our taxable year and is generally based upon our taxable income for the full taxable year and distributions paid for the full taxable year. Of the distributions declared during the years ended December 31, 2018 and 2017, 100% were distributions derived from our current and accumulated earnings and profits and capital gains, see Note 14. There can be no certainty to shareholders that this determination is representative of the tax attributes of the 2019 distributions that we anticipate would be made to shareholders.

We maintain an “opt-out” dividend reinvestment plan for our common shareholders. As a result, if we declare a distribution, cash distributions will be automatically reinvested in additional shares of our common stock unless the shareholder specifically “opts out” of the dividend reinvestment plan and chooses to receive cash distributions.  During the years ended December 31, 2018 and 2017, we issued 61,000 and 44,000 shares, respectively, of common stock to shareholders in connection with the dividend reinvestment plan.
Securities authorized for issuance under equity compensation plans as of December 31, 2018:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	None	None	2,780,492 shares

Equity compensation plans not approved by security holders	None	None	None

Stock Performance Graph

The following graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index, the NASDAQ Composite Index, the Russell 2000, and S&P Small Cap 600 for the period from December 31, 2013 through December 31, 2018. The graph assumes that, on January 1, 2014, a person invested $100 in each of our common stock, the Nasdaq Composite, S&P 500 Index, Russell 2000 and S&P Small Cap 600. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

NEWT
Nasdaq Composite
S&P 500
Russell 2000
S&P Small Cap 600
250
200
150
100
50
0
12/31/2013
3/31/2014
6/30/2014
9/30/2014
12/31/2014
3/31/2015
6/30/2015
9/30/2015
12/31/2015
3/31/2016
6/30/2016
9/30/2016
12/30/2016
3/31/2017
6/30/2017
9/29/2017
12/29/2017
3/29/2018
6/29/2018
9/28/2018
12/31/2018

ITEM 6. SELECTED FINANCIAL DATA.
The following selected statements of operations and balance sheet data have been derived from the audited financial statements for each of the five years ended December 31, 2018. The Consolidated Financial Statements for each of the five years ended December 31, 2018 have been audited by RSM US LLP. The selected financial data set forth below should be read in conjunction with, and is qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements, including the Notes thereto, available at www.sec.gov.

	As a Business Development Company					Prior to becoming a Business Development Company
	2018	2017	2016	2015	November 12, 2014 to December 31, 2014	January 1, 2014 to November 11, 2014
Statement of Operations Data:
Investment income	$49,515	$38,914	$30,965	$26,070	$1,976	$—
Operating revenues	$—	$—	$—	$—	$—	$131,847
Expenses	$57,003	$46,795	$40,225	$32,255	$4,305	$121,036
Net investment loss	$(7,488)	$(7,881)	$(9,260)	$(6,185)	$(2,523)	$—
Net increase in net assets resulting from operations	$35,678	$38,976	$27,305	$35,736	$681	$—
Net income	$—	$—	$—	$—	$—	$3,208
Net realized and unrealized gains (losses)	$43,166	$46,857	$36,565	$41,921	$3,204	$(3,668)
Per Share Data:
Net investment loss	$(0.40)	$(0.45)	$(0.64)	$(0.57)	$(0.33)	$—
Net increase in net assets resulting from operations	$1.91	$2.25	$1.88	$3.32	$0.09	$—
Basic earnings per share	$—	$—	$—	$—	$—	$0.45
Diluted earnings per share	$—	$—	$—	$—	$—	$0.45
Dividends declared	$1.80	$1.64	$1.53	$4.45	$—	$—
Balance Sheet Data (at end of period):
Investments, at fair value	$541,096	$456,689	$345,224	$266,874	$233,462	N/A
Total assets	$653,341	$519,611	$401,450	$352,430	$301,832	N/A
Total debt	$331,630	$216,252	$171,242	$131,761	$122,543	N/A
Total liabilities	$365,896	$241,282	$192,356	$148,481	$135,414	N/A
Total net assets	$287,445	$278,329	$209,094	$203,949	$166,418	N/A
Common shares outstanding at end of period	18,919	18,457	14,624	14,509	10,206	N/A
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

We are an internally managed BDC that is a leading national non-bank lender that provides, together with our controlled portfolio companies, a wide range of business and financial solutions under the Newtek® brand to the SMB market. Newtek’s products and services include: Business Lending including SBA 7(a) loans, 504 loans and conventional loans, Electronic

Payment Processing, Managed Technology Solutions (Cloud Computing), Technology Consulting, eCommerce, Accounts Receivable and Inventory Financing, personal and commercial lines Insurance Services, Web Services, Data Backup, Storage and Retrieval, and Payroll and Benefits Solutions to SMB accounts nationwide across all industries. We have an established and reliable platform that is not limited by client size, industry type or location. As a result, we believe we have a strong and diversified client base across every state in the U.S. and across a variety of different industries. In addition, we have developed a financial and technology based business model that enables us and our controlled portfolio companies to acquire and process our SMB clients in a cost effective manner. This capability is supported in large part by NewTracker®, our patented prospect management technology software which is similar to but we believe is better than the system popularized by Salesforce.com. We believe that this technology and low cost business model distinguishes us from our competitors.

We consolidate the following wholly-owned subsidiaries:

Newtek Small Business Finance, LLC
Newtek Asset Backed Securities, LLC
CCC Real Estate Holdings, LLC
The Whitestone Group, LLC
Wilshire Colorado Partners, LLC (1)
Wilshire DC Partners, LLC
Wilshire Holdings I, Inc.
Wilshire Louisiana BIDCO, LLC
Wilshire Louisiana Partners II, LLC
Wilshire Louisiana Partners III, LLC
Wilshire Louisiana Partners IV, LLC
Wilshire New York Advisers II, LLC
Wilshire New York Partners III, LLC
Wilshire New York Partners IV, LLC (2)
Wilshire New York Partners V, LLC (2)
Wilshire Partners, LLC
Exponential Business Development Co., Inc.
Newtek Commercial Lending, Inc.
Newtek LSP Holdco, LLC
NBSH Holdings, LLC
Newtek Business Services Holdco 1, Inc.
Newtek Business Services Holdco 2, Inc.
Newtek Business Services Holdco 3, Inc.
Newtek Business Services Holdco 4, Inc.
Newtek Business Services Holdco 5, Inc. (formerly Banc-Serv Acquisition, Inc.)
Newtek Business Services Holdco 6, Inc.
(1) Entity was merged into The Whitestone Group, LLC in December 2018.
(2) Entity was merged into The Whitestone Group, LLC in December 2017.

We are an internally-managed, closed-end, non-diversified investment company that has elected to be regulated as a BDC under the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated as a RIC under the Code beginning with our 2015 tax year. As a BDC and a RIC, we are also subject to certain constraints, including limitations imposed by the 1940 Act and the Code. As a result, previously consolidated subsidiaries are now recorded as investments in controlled portfolio companies, at fair value. NSBF is a consolidated subsidiary and originates loans under the SBA's 7(a) loan program.

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

We target our debt investments, which are principally made through our business finance platform under the SBA 7(a) program, to produce a coupon rate of prime plus 2.75% which enables us to generate rapid sales of guaranteed portions of SBA 7(a) loans in the secondary market. We typically structure our debt investments with the maximum seniority and collateral along with personal guarantees from portfolio company owners, in many cases collateralized by other assets including real estate. In most cases, our debt investment will be collateralized by a first lien on the assets of the portfolio company and a first or second lien on assets of guarantors, in both cases primarily real estate. All SBA loans are made with personal guarantees from any owner(s) of 20% or more of the portfolio company’s equity. The amount of new debt investments, particularly SBA 7(a) loans that we originate, will directly impact future investment income. In addition, future amounts of unrealized appreciation or depreciation on our investments, as well as the amount of realized gains or losses, will also fluctuate depending upon economic conditions and the performance of our investment portfolio. The changes in realized gains and losses and unrealized appreciation or depreciation could have a material impact on our operating results. During 2018, sale prices for guaranteed portions of SBA 7(a) loans were negatively impacted by market conditions, in particular a higher interest rate environment, which led to higher prepayments during the period, resulting in lower sale prices in the secondary market.  A continuation or further reduction in the price of guaranteed SBA 7(a) loans could negatively impact our business.

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

While the vast majority of our investments have been structured as debt, we have in the past and expect in the future to make selective equity investments primarily as either strategic investments to enhance the integrated operating platform or, to a lesser degree, under the Capco programs. For investments in our controlled portfolio companies, we focus more on tailoring them to the long term growth needs of the companies than to return. Our objectives with these companies is to foster the development of the businesses as a part of the integrated operational platform of serving the SMB market, so we may reduce the burden on these companies to enable them to grow faster than they would otherwise and as another means of supporting their development.

We regularly engage in discussions with third parties with respect to various potential transactions. We may acquire an investment or a portfolio of investments or an entire company or sell a portion of our portfolio on an opportunistic basis. We, our subsidiaries, or our affiliates may also agree to manage certain other funds that invest in debt, equity or provide other financing or services to companies in a variety of industries for which we may earn management or other fees for our services. We may also invest in the equity of these funds, along with other third parties, from which we would seek to earn a return and/or future incentive allocations. Some of these transactions could be material to our business. Consummation of any such transaction will be subject to completion of due diligence, finalization of key business and financial terms (including price) and negotiation of final definitive documentation as well as a number of other factors and conditions including, without limitation, the approval of our board of directors and required regulatory or third-party consents and, in certain cases, the approval of our shareholders. Accordingly, there can be no assurance that any such transaction would be consummated. Any of these transactions or funds may require significant management resources either during the transaction phase or on an ongoing basis depending on the terms of the transaction.

Revenues

We generate revenue in the form of interest, dividend, servicing and other fee income on debt and equity investments. Our debt investments typically have terms of 10 to 25 years and bear interest at prime plus a margin. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. We receive servicing income related to the guaranteed portions of SBA investments which we originate and sell into the secondary market. These recurring fees are earned daily and recorded when earned. In addition, we may generate revenue in the form of packaging, prepayment, legal and late fees. We record such fees related to loans as other income. Dividends are recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income is recorded at the time dividends are declared. Distributions of earnings from portfolio companies are evaluated to determine if the distribution is income, return of capital or capital gains.

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

Guarantees
The Company is a guarantor on the Sterling Receivable and Inventory Facility at NBC. Maximum borrowings under the Sterling Receivable and Inventory Facility are $22,500,000. The Sterling Receivable and Inventory Facility matures in February 2020 and automatically renews annually. At December 31, 2018, total principal owed by NBC was $16,477,000. In addition, the Company deposited $750,000 to collateralize the guarantee. At December 31, 2018, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is also a guarantor on the Sterling 504 Facility at NBC. Maximum borrowings under the 504 Facility are $35,000,000, depending upon syndication. The Sterling 504 Facility matures in March 2019. At December 31, 2018, total principal owed by NBC was $7,283,000. At December 31, 2018, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is a guarantor on the NBL Facility. Maximum borrowings under the NBL Facility are $75,000,000 with an accordion feature to increase maximum borrowings to $150,000,000. The NBL Facility matures in July 2021. At December 31, 2018, total principal owed by NBL was $13,855,000. At December 31, 2018, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is a guarantor on the Webster Facility, a term loan facility between NMS and Webster Bank with an aggregate principal amount up to $50,000,000. The Webster Facility matures in November 2023. At December 31, 2018, total principal outstanding was $35,000,000. At December 31, 2018, the Company determined that it is not probable that payments would be required to be made under the guarantee.

No amounts related to the guarantees discussed above are included in the calculation of our asset coverage ratio at December 31, 2018.

Unfunded Commitments

At December 31, 2018, the Company had $8,234,000 of unfunded commitments in connection with its SBA 7(a) non-affiliate investments related to portions of loans originated which are partially funded. The Company will fund these commitments from the same sources it uses to fund its other investment commitments.

Loan Portfolio Asset Quality and Composition

The following table sets forth distribution by business type of the Company’s SBA 7(a) unguaranteed loan portfolio at December 31, 2018 on a cost basis (in thousands):

Distribution by Business Type
Business Type	# of Loans	Balance	Average Balance	% of Balance
Existing Business	1,556	$292,200	$188	82.2%
Business Acquisition	233	47,333	203	13.3%
Start-Up Business	171	16,056	94	4.5%
Total	1,960	$355,589	$181	100.0%

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

The following table sets forth distribution by borrower’s credit score of the Company’s SBA 7(a) unguaranteed loan portfolio at December 31, 2018 on a cost basis (in thousands):

Distribution by Borrower Credit Score
Credit Score	# of Loans	Aggregate Balance	Average Balance	% of Balance
500 to 550	22	$4,332	$197	1.2%
551 to 600	65	16,739	258	4.7%
601 to 650	285	58,269	204	16.4%
651 to 700	592	107,359	181	30.2%
701 to 750	569	97,117	171	27.3%
751 to 800	367	65,324	178	18.4%
801 to 850	53	5,634	106	1.6%
Not available	7	815	116	0.2%
Total	1,960	$355,589	$181	100.0%
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
The following table sets forth distribution by primary collateral type of the Company’s SBA 7(a) unguaranteed loan portfolio at December 31, 2018 on a cost basis (in thousands):

Distribution by Primary Collateral Type
Collateral Type	# of Loans	Aggregate Balance	Average Balance	% of Balance
Commercial Real Estate	867	$195,908	$226	55.1%
Machinery and Equipment	343	66,099	193	18.6%
Residential Real Estate	401	32,285	81	9.1%
Other	93	30,703	330	8.6%
Accounts Receivable and Inventory	182	26,456	145	7.4%
Liquid Assets	11	511	46	0.1%
Unsecured	40	1,070	27	0.3%
Furniture and Fixtures	23	2,557	111	0.8%
Total	1,960	$355,589	$181	100.0%
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
The following table sets forth distribution by days delinquent of the Company’s SBA 7(a) unguaranteed loan portfolio at December 31, 2018 on a cost basis (in thousands):

Distribution by Days Delinquent
Delinquency Status	# of Loans	Aggregate Balance	Average Balance	% of Balance
Current	1,711	$290,053	$170	81.6%
1 to 30 days	60	15,139	252	4.3%
31 to 60 days	38	8,044	212	2.3%
61 to 90 days	—	—	—	—%
91 days or greater	151	42,353	280	11.8%
Total	1,960	$355,589	$181	100.0%
The following table sets forth distribution by days delinquent of the Company’s SBA 7(a) unguaranteed loan portfolio at December 31, 2017 on a cost basis (in thousands):

Distribution by Days Delinquent
Delinquency Status	# of Loans	Aggregate Balance	Average Balance	% of Balance
Current	1,419	$249,960	$176	86.9%
1 to 30 days	43	12,009	279	4.2%
31 to 60 days	11	2,049	186	0.7%
61 to 90 days	1	475	475	0.2%
91 days or greater	98	23,197	237	8.0%
Total	1,572	$287,690	$183	100.0%
Comparison of the year ended December 31, 2018 and 2017
Investment Income

(in thousands)	December 31, 2018	December 31, 2017	Change
Investment income:
Interest income	$23,807	$18,671	$5,136
Dividend income	12,630	9,747	2,883
Servicing income	8,552	7,206	1,346
Other income	4,526	3,290	1,236
Total investment income	$49,515	$38,914	$10,601
Interest Income
The increase in interest income was attributable to the average outstanding performing portfolio of SBA non-affiliate investments increasing to $282,378,000 from $227,761,000 for the years ended December 31, 2018 and 2017, respectively, combined with an increase in the Prime Rate. During the year ended December 31, 2017, the Prime Rate was increased three times, to 3.75%, effective January 2017, to 4.00%, effective April 2017 and to 4.25%, effective July 2017. During the year ended December 31, 2018 the Prime Rate was increased three times, from 4.50% in January 2018 to 4.75%, effective April 2018, to 5.00% effective July 2018, and to 5.25% effective October 2018. The increase in the average outstanding performing portfolio resulted from the origination of new SBA non-affiliate investments during the year. We also recognized an additional $1,309,000 of interest income year over year from holding SBA guaranteed loans. Offsetting these increases was $1,493,000 of interest income related to accrued non-performing interest owed by two borrowers who paid their accrued interest balance in full in 2017.

Dividend Income

(in thousands)	December 31, 2018	December 31, 2017	Change
Newtek Merchant Solutions, LLC	$7,800	$7,100	$700
Premier Payments LLC	2,950	1,575	1,375
International Professional Marketing, Inc.	125	550	(425)
SIDCO, LLC	1,250	225	1,025
Mobil Money, LLC	165	—	165
CDS Business Services, Inc.	—	200	(200)
The Secure CyberGateway, LLC	—	47	(47)
United Capital Source, LLC	275	50	225
EMCAP Loan Holdings, LLC	65	—	65
Total dividend income	$12,630	$9,747	$2,883

Dividend income increased $2,883,000 year over year based on each portfolio company’s financial results. During the year ended December 31, 2018, we earned $275,000 of dividend income from UCS, a wholly-owned controlled portfolio company that we invested in October 2017. See Note 3 for the discussion on the subsequent sale of UCS. During the year ended December 31, 2018, we earned an additional $600,000 of dividend income from IPM and SIDCO (combined as SIDCO was spun-off as a separate entity from IPM in July 2017), as a result of ownership for the full year. The increase in dividend income from NMS and Premier was a result increased profitability year over year, as well as an additional dividend paid by Premier in the fourth quarter of 2018 resulting from a portion of the gain recognized from the sale of one of its merchant portfolios. Dividend income is dependent on portfolio company earnings. Current period dividend income may not be indicative of future period dividend income.
NSBF Servicing Portfolio and Related Servicing Income
The following table represents NSBF originated servicing portfolio and servicing income earned for the years ended December 31, 2018 and 2017:

(in thousands):	December 31, 2018	December 31, 2017	Change
Total NSBF originated servicing portfolio (1)	$1,498,907	$1,221,624	$277,283
Total servicing income earned	$8,552	$7,206	$1,346
(1) Of this amount, the total average NSBF originated portfolio earning servicing income was $975,852,000 and $783,578,000 for the years ended December 31, 2018 and 2017, respectively.
The increase in servicing income was attributable to the increase in total portfolio investments for which we earn servicing income. The portfolio earning servicing income increased $192,274,000 year over year. The increase was attributable to an increase in SBA 7(a) non-affiliate investments from 2017 to 2018.
Other Income

Other income relates primarily to legal, packaging, prepayment, and late fees earned from SBA 7(a) loans. The increase was related to an increase in legal and packaging fees earned as a result of the larger dollar volume of loans originated.

Expenses:

(in thousands)	December 31, 2018	December 31, 2017	Change
Salaries and benefits	$21,082	$19,292	$1,790
Interest	16,066	11,397	4,669
Depreciation and amortization	484	402	82
Professional fees	3,094	3,009	85
Origination and servicing	8,362	5,871	2,491
Change in fair value of contingent consideration liabilities	(51)	(455)	404
Loss on extinguishment of debt	1,059	—	1,059
Other general and administrative costs	6,907	7,279	(372)
Total expenses	$57,003	$46,795	$10,208
Salaries and Benefits

Salaries and benefits increased $1,790,000 primarily due to an increase in headcount at NSBF. The additional headcount relates primarily to employees performing loan processing, loan closing or loan servicing functions as a result of the increase in loan originations.
Interest Expense
The following is a summary of interest expense by facility for the years ended December 31, 2018 and 2017:

(in thousands)	December 31, 2018	December 31, 2017	Change
Notes payable - Securitization Trusts	$8,748	$5,537	$3,211
Bank notes payable	1,473	1,188	285
Notes due 2022	707	707	—
Notes due 2021	718	3,164	(2,446)
Notes due 2023	3,483	—	3,483
Notes payable - related parties	916	780	136
Other	21	21	—
Total interest expense	$16,066	$11,397	$4,669

The increase in interest expense year over year is primarily related to interest from the Notes payable - Securitization trusts and 2023 Notes. The increase from Notes payable - Securitization trusts was the result of an additional securitization transaction completed in December 2017. We recognized $3,483,000 of interest expense attributable to the 2023 Notes, offset by the decrease in interest expense related the 2021 Notes of $2,446,000 as a result of our redemption of $40,250,000 of the 2021 Notes in March 2018 and issuance of $57,500,000 of 2023 Notes.

During the year ended December 31, 2018, we redeemed all $40,250,000 in aggregate principal amount of the 2021 Notes at 100% of their principal amount ($25 per Note), plus the accrued and unpaid interest thereon from December 31, 2017, through, but excluding, the Redemption Date. As a result, we recorded loss on extinguishment of debt of $1,059,000 during the year ended December 31, 2018.

Origination and Servicing

The increase in origination and servicing expenses was attributed to an increase in referral fees of $998,000 resulting from increased SBA 7(a) loan originations year over year, as well as a $1,493,000 increase in loan processing, liquidation and loan recovery expenses, all of which resulted from an increase in the outstanding loan portfolio period over period.

Change in Fair Value of Contingent Consideration

A portion of our investments in IPM and Mobil Money consisted of contingent consideration based on both entities attaining specific income levels for 2018 and 2017 with respect to our investment in IPM and 2018 and 2019 with respect to our investment in Mobil Money. As a result, we decreased the contingent consideration liability by $51,000 and $455,000 for the years ended December 31, 2018 and 2017.
Net Realized Gains and Net Unrealized Appreciation and Depreciation

Net realized gains from SBA non-affiliate investments for the years ended December 31, 2018 and 2017 were $42,845,000 and $39,617,000, respectively, which includes realized losses on SBA non-affiliate investments of $2,738,000 and $894,000 during the years ended December 31, 2018 and 2017, respectively. During the second half of 2018, sale prices for guaranteed portions of SBA 7(a) loans were negatively impacted by market conditions, in particular a higher interest rate environment, which led to higher prepayments during the period resulting in lower sale prices in the secondary market. A continuation or further reduction in the price of guaranteed SBA 7(a) loans could negatively impact our business.

During the year ended December 31, 2018, the Company originated a non-SBA, conventional loan for $5,700,000 which was sold for $5,978,000 resulting in a realized gain of $278,000.

Net Realized Gains on SBA Non-Affiliate Investments

	December 31, 2018		December 31, 2017
(in thousands)	# of Debt Investments	$ Amount	# of Debt Investments	$ Amount
SBA non-affiliate investments originated	569	$469,176	480	$385,882
SBA guaranteed non-affiliate investments sold	563	$360,483	458	$283,630
Realized gains recognized on sale of SBA guaranteed non-affiliate investments	—	$45,583	—	$40,511
Average sale price as a percent of principal balance (1)		110.52%		111.99%

(1) Realized gains greater than 110.00% must be split 50/50 with the SBA in accordance with SBA regulations. The realized gains recognized above reflects amounts net of split with the SBA.

Net Unrealized Appreciation (Depreciation) on Investments

(in thousands)	December 31, 2018	December 31, 2017	Change
Net unrealized (depreciation) appreciation on SBA guaranteed non-affiliate investments	$(766)	$1,398	$(2,164)
Net unrealized appreciation (depreciation) on SBA unguaranteed non-affiliate investments	3,471	(1,342)	4,813
Net unrealized appreciation on controlled investments	4,048	12,957	(8,909)
Change in deferred taxes	(1,077)	(2,179)	1,102
Total net unrealized appreciation on investments	$5,676	$10,834	$(5,158)

Net unrealized appreciation (depreciation) on SBA guaranteed non-affiliate investments relates to the guaranteed portions of SBA debt investments originated which the Company sells into a secondary market. Unrealized appreciation of SBA guaranteed non-affiliate investments represents the fair value adjustment of guaranteed portions of loans which have not yet been sold. Unrealized depreciation represents the reversal of unrealized appreciation when the SBA 7(a) loans are sold. Valuation of SBA guaranteed non-affiliate investments were negatively impacted in 2018 due to market conditions and a higher interest rate environment which resulted in increased prepayment speeds.

Net Unrealized Appreciation (Depreciation) on Controlled Investments

(in thousands)	December 31, 2018	December 31, 2017	Change
Newtek Merchant Solutions, LLC (1)	$13,250	$17,000	$(3,750)
Newtek Technology Solutions, Inc.	(3,900)	(7,659)	3,759
Premier Payments LLC (1)	—	2,000	(2,000)
CDS Business Services, Inc.	(3,000)	7,250	(10,250)
PMTWorks Payroll, LLC	(381)	(3,045)	2,664
banc-serv Partners, LLC	(4,939)	(2,000)	(2,939)
Small Business Lending, LLC	550	(800)	1,350
The Secure CyberGateway, LLC	—	300	(300)
Newtek Insurance Agency, LLC	(420)	—	(420)
International Professional Marketing, Inc	(700)	—	(700)
SIDCO, LLC	700	—	700
Newtek Business Lending, LLC	3,000	—	3,000
Titanium Asset Management LLC	—	(42)	42
Excel WebSolutions, LLC	(112)	(47)	(65)
Total net unrealized appreciation on controlled investments	$4,048	$12,957	$(8,909)

(1)At December 31, 2018, Premier merged into NMS and as a result the valuation of NMS and related unrealized appreciation represents that of the combined entity.

Unrealized appreciation related to our investment in NMS was related to an increase in revenue and EBITDA projections combined with a decrease in the corporate income tax rate as recently enacted by Congress.

Unrealized depreciation related to our investment in NTS was primarily due to the cybersecurity event at NTS in early 2018, as well as NTS’ inability to add sufficient new business and resulting decline in revenue. NTS expects to incur additional costs associated with the continued cyber security remediation.

The increase of $3,000,000 at NBL and corresponding decrease of $3,000,000 at NBC during the year ended December 31, 2018 was a result of NBC’s SBA 504 lending program being conducted by NBL. NBL’s business will focus on SBA 504 and construction lending, while NBC focuses on accounts receivable and inventory financing.

During the year ended December 31, 2018, we contributed $381,000 and $135,000 to PMT and NIA, respectively, for working capital needs. Based on PMT’s and NIA’s inability to generate sufficient cash flows and their continued losses, we recognized unrealized depreciation of $381,000 and $420,000 for the year.

We recognized $4,939,000 in unrealized depreciation on our investment in BSP during the year ended December 31, 2018, which includes $1,509,000 in capital contributions which increased the cost basis of our investment in BSP. The valuation change for the year ended December 31, 2018, was the result of several quantitative and qualitative factors. On a quantitative basis, BSP’s financial performance has declined since we made our initial investment in BSP in 2016, and BSP has since lost customers, materially impacting its business. Second, as previously disclosed, on October 12, 2017, the FBI executed a search warrant at BSP’s office in Westfield, Indiana. In addition, Kerri Agee, the former owner and President of BSP, was terminated in April 2018. As a result of the foregoing factors which have impacted BSP’s ability to retain customers, BSP has assigned a significant number of its customer servicing agreements to SBL, as well as transferred remaining employees of BSP to SBL to continue to service those customers.  As such, BSP was determined to have a fair value of zero as of December 31, 2018 and SBL’s value increased due to the additional cash flows from the assigned third-party servicing accounts.

Provision for Deferred Taxes on Net Unrealized Appreciation of Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable subsidiaries are not consolidated with the Company for income tax purposes, but are consolidated for GAAP purposes, and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. During the years ended December 31, 2018 and 2017, we recognized a provision for deferred taxes of

$1,077,000 and $2,179,000, respectively, related to the net unrealized appreciation of controlled portfolio company investments.

Net Unrealized Depreciation on Servicing Assets

(in thousands)	December 31, 2018	December 31, 2017	Change
Net unrealized depreciation on servicing assets	$(5,685)	$(3,394)	$(2,291)

The increase in unrealized depreciation on servicing assets is primarily related to the increase in the discount rate from 12.20% to 14.24%, coupled with an increase in the cumulative prepayment rate from 18.50% to 26.00%.
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

Dividend income decreased $826,000 year over year. During the year ended December 31, 2017, we earned $200,000 of dividend income from NBC, $550,000 and $225,000 of dividend income from IPM and SIDCO, respectively, both new wholly-

owned controlled portfolio companies that we invested in on April 6, 2017. Dividend income earned from NMS increased $300,000 year over year. These increases were offset by decreases in dividend income earned from NTS, SBL and BSP. Dividend income is dependent on portfolio company earnings. Current period dividend income may not be indicative of future period dividend income.
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

Unrealized appreciation related to our investment in NMS and Premier was related to an increase in revenue and EBITDA projections combined with a decrease in the corporate income tax rate as recently enacted by Congress. Unrealized appreciation related to our investment in NBC was related to growth in its SBA 504 lending program and growth in its accounts receivable and inventory financing programs.

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

Liquidity and Capital Resources

Overview

Our liquidity and capital resources are derived from our Capital One Facility, Notes payable - related parties, 2022 Notes, 2023 Notes, securitization transactions and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our borrowings and the proceeds from the turnover of our portfolio and from public and private offerings of securities to finance our investment objectives. We may raise additional equity or debt capital through both registered offerings off a shelf registration, including “At-The-Market”, or ATM, and private offerings of securities. As of December 31, 2018, our asset coverage was 185%. See “Regulation.”

Public Offerings

ATM Program

The ATM Equity Distribution Agreement provides that we may offer and sell up to 4,400,000 shares of common stock from time to time through the Placement Agents. During the year ended December 31, 2018, we sold 291,232 shares of our common stock at a weighted average price of $19.14 per share. Proceeds, net of offering costs and expenses were $5,196,000. The Company may offer up to an additional 2,969,587 shares of common stock under the ATM Equity Distribution Agreement as of December 31, 2018.

We used the net proceeds for funding investments in debt and equity securities in accordance with our investment objective and strategies and for general corporate purposes including funding investments, repaying outstanding indebtedness and other general corporate purposes.

Equity Offerings

In January 2017 we completed a public offering of 2,250,000 shares of our common stock at a public offering price of $15.25 per share and an additional 337,500 shares of common stock at a public offering price of $15.25 per share pursuant to the underwriter's full exercise of the over-allotment option. Proceeds, net of offering costs and expenses were $37,042,000. There were no equity offerings during 2018.

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

The Base Indenture, as supplemented by the Third Supplemental Indenture, contains certain covenants including covenants requiring the Company to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act, to comply with (regardless of whether it is subject to) the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act and to provide financial information to the holders of the 2023 Notes and the Trustee if the Company should no longer be subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by the First Supplemental Indenture. The Base Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding 2023 Notes may declare such 2023 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. At December 31, 2018, the Company was in compliance with all covenants related to the 2023 Notes.

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

The Base Indenture, as supplemented by the First Supplemental Indenture, contains certain covenants including covenants requiring the Company to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act, to comply with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act, and to provide financial information to the holders of the 2022 Notes and the Trustee if the Company should no longer be subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by the Second Supplemental Indenture. The Base Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding 2022 Notes may declare such 2022 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. At December 31, 2018, the Company is in compliance with all covenants related to the 2022 Notes.

Capital One Facilities

In May 2017, NSBF amended its Capital One facility to increase the facility from $50,000,000 to $100,000,000 and reduce the interest rate. The facility was amended again in June 2018 and the portion of the facility collateralized by the government guaranteed portion of SBA 7(a) loans, was reduced to Prime minus 0.75% (previously Prime minus 0.25%). The interest rate on the portion of the facility, collateralized by the non-guaranteed portion of SBA 7(a) loans, was reduced to Prime plus 0.25% (previously Prime plus 0.75%). The facility provides for a 55% advance rate on the non-guaranteed portions of the SBA 7(a) loans NSBF originates, and a 90% advance rate on the guaranteed portions of SBA 7(a) loans NSBF originates. In addition, the amendment extended the date on which the facility will convert to a term loan from May 16, 2017 to May 11, 2020 and extended the maturity date of the facility to May 11, 2022.

At December 31, 2018, there was $34,700,000 outstanding under the guaranteed line of credit. No amounts were outstanding under the unguaranteed line of credit. At December 31, 2018 NSBF was in full compliance with all applicable loan covenants.

Notes Payable - Related Parties

In June 2015, the Company entered into a Related Party RLOC with certain controlled portfolio companies. Maximum borrowings under the Related Party RLOC were $38,000,000.

In June 2017, the Related Party RLOC was amended to increase maximum borrowings to $50,000,000. The outstanding balance had an interest rate equal to LIBOR (with a floor of 0.50%) plus 6% or at a rate equal to the greater of the Prime Rate or 3.5% plus 5.0%. In November 2018, the Related Party RLOC was amended to reduce the interest rate to the lesser LIBOR plus 2.5% or the Prime Rate plus 1.5%.

At December 31, 2018, the Related Party RLOC interest rate was 4.84%. The Related Party RLOC has a maturity date of November 8, 2023. Outstanding borrowings at December 31, 2018 were $16,840,000.

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

In October 2018, the 2013-1 Trust was terminated as a result of NSBF purchasing the 2013-1 Trust assets, with the 2013-1 Trust’s noteholders receiving the redemption price.  Certain of the 2013-1 Trust’s assets were subsequently transferred to the 2018-1 Trust.

In November 2018, NSBF completed its ninth securitization which resulted in the transfer of $108,551,000 of unguaranteed portions of SBA loans to the 2018-1 Trust.  The 2018-1 Trust in turn issued securitization notes for the par amount of $108,551,000, consisting of $82,876,000 Class A notes and $25,675,000 of Class B notes, against the assets in a private placement. The Class A and Class B notes received an “A” and “BBB-” rating by S&P, respectively, and the final maturity date of the notes is February 2044.

Share Repurchase Plan

On December 17, 2018, the Company announced that its Board approved a new share repurchase program under which the Company may repurchase up to 300,000 of the Company’s outstanding common shares on the open market.

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

During the year ended December 31, 2016, the Company repurchased and retired 70,000 common shares in open market transactions for $866,000 as detailed in the table below. There were no share repurchases in 2017 or 2018.

Purchase date	Number of Shares Purchased	Price per Share	Total
March 10, 2016	10,000	$12.34	$123
March 18, 2016	20,000	$12.45	249
March 18, 2016	30,000	$12.48	375
March 23, 2016	10,000	$11.88	119
Total	70,000		$866

Cash Flows and Liquidity

As of December 31, 2018, the Company’s unused sources of liquidity consisted of $25,454,000 available through the Capital One facility; $22,927,000 available through notes payable with related parties; $2,316,000 in unrestricted cash and $9,000 in money market funds.

Restricted cash of $29,034,000 as of December 31, 2018 is primarily held by NSBF. The majority, or $28,282,000 of restricted cash includes reserves in the event payments are insufficient to cover interest and/or principal with respect to securitizations and loan principal and interest collected which are due to loan participants.

The Company generated and used cash as follows:

	December 31, 2018	December 31, 2017	December 31, 2016
Net cash used in operating activities	$(73,666)	$(72,936)	$(14,099)
Net cash used in investing activities	(627)	(446)	(375)
Net cash provided by financing activities	85,105	71,024	10,193
Net increase (decrease) in cash and restricted cash	10,812	(2,358)	(4,281)
Cash and restricted cash, beginning of year	20,538	22,896	27,177
Cash and restricted cash, end of year	$31,350	$20,538	$22,896
For the year ended December 31, 2018:

During the year ended December 31, 2018, operating activities used cash of $73,666,000, consisting primarily of (i) an increase in broker receivables which arise from the guaranteed portions of SBA 7(a) loans that were traded but had not settled before period end and represent the amount of cash due from the purchasing broker; the amount varies depending on loan origination volume and timing of sales at period end, (ii) $469,176,000 of SBA 7(a) loan investments funded (iii) $12,318,000 of advances to NBC under a revolving line of credit (iv) $13,909,000 investments in NBL (v) a $5,700,000 non-control/non-affiliate investment and (vi) a $1,750,000 investment in Mobil Money.

These decreases were offset by (i) $406,066,000 of proceeds from the sale of SBA 7(a) guaranteed investments, (ii) $56,517,000 of principal payments received consisting of $42,505,000 from SBA non-affiliate investments, $14,011,000 from controlled investments, including $12,714,000 from NBC (iii) $5,978,000 of proceeds from the sale of a non-control/non-affiliate investment and (iv) $8,785,000 return of investment consisting of $8,464,000 from NBL and $321,000 from Mobil Money.

Net cash provided by financing activities was $85,105,000 consisting primarily of (i) net proceeds $37,042,000 from the sale of 2,857,500 shares of common stock, (ii) net proceeds of $19,620,000 from the sale of 291,232 shares of common stock under the ATM Equity Distribution Agreement, (iii) $5,601,000 of net borrowings under the related party revolving line of credit and (iv) the issuance of additional securitization notes payable of $75,426,000. These increases were offset by (i) $28,934,000 of dividend payments, (ii) $31,036,000 of principal payments on securitization notes payable and (iii) net repayments of $5,100,000 on bank notes payable.
For the year ended December 31, 2017:

During the year ended December 31, 2017, operating activities used cash of $68,486,000, consisting primarily of (i) an increase in broker receivables which arise from the guaranteed portions of SBA 7(a) loans that were traded but had not settled before period end and represent the amount of cash due from the purchasing broker; the amount varies depending on loan origination volume and timing of sales at period end, (ii) $385,882,000 of SBA 7(a) loan investments funded (iii) $18,343,000 of advances to NBC under a revolving line of credit (iv) $10,997,000 of cash paid in connection with our investments in IPM and SIDCO, (v) $1,950,000 of cash paid in connection with our investment in UCS (vi) $6,469,000 purchase of SBA 7(a) loans from the SBA and (vii) a $3,255,000 non-control/non-affiliate investment.

These decreases to operating cash were offset by (i) $324,141,000 of proceeds from the sale of SBA 7(a) investments, (ii) $47,136,000 of principal payments received consisting of $27,035,000 from SBA non-affiliate investments, $3,255,000 from non-control/non-affiliate investments and $16,846,000 from controlled investments, including $14,637,000 from NBC and (iii) a decrease in restricted cash of $4,450,000.

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
Contractual Obligations
The following table represents our obligations and commitments as of December 31, 2018 for future cash payments under debt, lease and employment agreements:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Bank notes payable	$34,700	$34,700	$—	$—	$—
Securitization notes payable (1)	220,137	—	—	—	220,137
Notes due 2022 (1)	8,324	—	—	8,324	—
Notes due 2023 (1)	57,500	—	—	57,500	—
Note payable - related party	16,840	—	—	16,840	—
Operating leases (2)	13,311	1,826	3,087	3,055	5,343
Employment agreements	343	—	343	—	—
Total contractual obligations	$351,155	$36,526	$3,430	$85,719	$225,480
(1) Amounts represent principal only and are not shown net of unamortized debt issuance costs. See Note 8.
(2) Minimum payments have not been reduced by minimum sublease rentals of $115,000 due in the future under non-cancellable subleases.

Guarantees
The Company is a guarantor on the Sterling Receivable and Inventory Facility at NBC. Maximum borrowings under the Sterling Receivable and Inventory Facility are $22,500,000. The Sterling Receivable and Inventory Facility matures in February 2020 and automatically renews annually. At December 31, 2018, total principal owed by NBC was $16,477,000. In addition, the Company deposited $750,000 to collateralize the guarantee. At December 31, 2018, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is also a guarantor on the Sterling 504 Facility at NBC. Maximum borrowings under the 504 Facility are $35,000,000, depending upon syndication. The Sterling 504 Facility matures in March 2019. At December 31, 2018, total principal owed by NBC was $7,283,000. At December 31, 2018, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is a guarantor on the NBL Facility. Maximum borrowings under the NBL Facility are $75,000,000 with an accordion feature to increase maximum borrowings to $150,000,000. The NBL Facility matures in July 2021. At December 31, 2018, total principal owed by NBL was $13,855,000. At December 31, 2018, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is a guarantor on the Webster Facility, a term loan facility between NMS and Webster Bank with an aggregate principal amount up to $50,000,000. The Webster Facility matures in November 2023. At December 31, 2018, total principal outstanding was $35,000,000. At December 31, 2018, the Company determined that it is not probable that payments would be required to be made under the guarantee.

No amounts related to the guarantees discussed above are included in the calculation of our asset coverage ratio at December 31, 2018.

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

Fair Value Measurements

We value investments for which market quotations are readily available at their market quotations. However, a readily available market value is not expected to exist for many of the investments in our portfolio, and we value these portfolio investments at fair value as determined in good faith by our Board under our valuation policy and process. We may seek pricing information with respect to certain of our investments from pricing services or brokers or dealers in order to value such investments. We also employ independent third-party valuation firms for certain of our investments for which there is not a readily available market value.

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

In addition, for certain debt investments, the Company may base its valuation on quotes provided by an independent third-party broker.

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
Our Board has the final responsibility for overseeing, reviewing and approving, in good faith, our determination of the fair value for our investment portfolio and our valuation procedures, consistent with 1940 Act requirements. We believe our investment portfolio as of December 31, 2018 and 2017 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions, and would distribute such taxable income in the next tax year. The Company would then pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the years ended December 31, 2018, 2017 and 2016, no U.S. federal excise taxes were due.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the net unrealized appreciation generated by the controlled investments held by the Taxable Subsidiaries. Such deferred tax liabilities amounted to $9,241,000 and $8,164,000 at December 31, 2018 and 2017, respectively, and are recorded as a deferred tax liabilities on the consolidated statements of assets and liabilities. The change in deferred tax liabilities is included as a component of net unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

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

In February 2016, the FASB issued ASU 2016-02, “Leases,” which amends various aspects of existing accounting guidance for leases, including the recognition of a right of use asset and a lease liability for leases with a duration of greater than one year. The ASU is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those periods. Early adoption is permitted. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements”, which now allows entities the option of recognizing the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings in the year of adoption while continuing to present all prior periods under previous lease accounting guidance. The Company has completed its review of the new guidance and estimates that approximately $8,900,000 and $10,900,000 would be recognized as total right-of-use assets and total lease liabilities, respectively. After the reversal of previously recorded deferred rent and lease incentive liabilities, the Company estimates the net impact to the Company’s net assets to be an increase of approximately $119,000.
Subsequent Events

Dividend Declaration

On February 15, 2019, the Company declared a quarterly cash dividend of $0.40 per share payable on March 29, 2019 to shareholders of record as of March 15, 2019. The dividend will be paid in cash or shares of the Company's common stock through participation in the Company's DRIP, at the election of shareholders.

Securitization Activity

On February 25, 2019, the 2010-1 Trust was terminated as a result of NSBF purchasing the 2010-1 Trust assets, with the 2010-1 Trust’s noteholders receiving the redemption price.

Common Stock

From January 1, 2019 through March 15, 2019 the Company sold 134,658 shares of its common stock at a weighted average price of $18.89 per share under the ATM Equity Distribution Agreement. Proceeds, net of offering costs and expenses were $2,544,000. As of March 15, 2019, there were 2,834,929 shares of common stock available for sale under the ATM Equity Distribution Agreement.
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
We do not have significant exposure to changing interest rates on invested cash which was approximately $31,359,000 at December 31, 2018. We do not purchase or hold derivative financial instruments for trading purposes. All of our transactions are conducted in U.S. dollars and we do not have any foreign currency or foreign exchange risk. We do not trade commodities or have any commodity price risk.
We believe that we have placed our demand deposits, cash investments and their equivalents with high credit-quality financial institutions. The Company invests cash not held in interest free checking accounts or bank money market accounts mainly in U.S. Treasury only money market instruments or funds and other investment-grade securities. As of December 31, 2018, cash deposits in excess of insured limits totaled approximately $19,162,000.
ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Our consolidated financial statements and related notes begin on Page F-1, which are included in this Annual Report on Form 10-K.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.

(a)  Evaluation of Disclosure Controls and Procedures

As of December 31, 2018 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Accounting Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b)  Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2018. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 based upon criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2018 based on the criteria in Internal Control — Integrated Framework (2013) issued by COSO.

(c)  Attestation Report of the Registered Public Accounting Firm.

RSM US LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, as stated in its report, which is included under “Item 8. Consolidated Financial Statements and Supplementary Data” of this annual report on Form 10-K.

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
ITEM 9B. OTHER INFORMATION.
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

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

10.26	Employment Agreement with Barry Sloane, dated March 1, 2019, filed herewith

10.27	Employment Agreement with Jennifer C. Eddelson, dated March 1, 2019, filed herewith

10.28	Employment Agreement with Michael A. Schwartz, dated March 1, 2019, filed herewith

10.29	Employment Agreement with Peter Downs, dated March 1, 2019, filed herewith

14.1
Code of Ethics (Previously filed in connection with Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-191499) filed on November 3, 2014, and incorporated by reference herein).

21.1	Subsidiaries of the Registrant filed herewith.

31.1	Certification by Principal Executive Officer required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended, furnished herewith.

31.2	Certification by Principal Financial Officer required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended, furnished herewith.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWTEK BUSINESS SERVICES CORP.

Date: March 18, 2019	By:	/S/ BARRY SLOANE
Barry Sloane
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: March 18, 2019	By:	/S/ JENNIFER EDDELSON
Jennifer Eddelson
Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ BARRY SLOANE	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 18, 2019
Barry Sloane

/S/ JENNIFER EDDELSON	Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	March 18, 2019
Jennifer Eddelson

/S/ RICHARD SALUTE	Director	March 18, 2019
Richard Salute

/S/ SALVATORE MULIA	Director	March 18, 2019
Salvatore Mulia

/S/ GREGORY ZINK	Director	March 18, 2019
Gregory Zink

/S/ PETER DOWNS	Director	March 18, 2019
Peter Downs

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Newtek Business Services Corp. and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Newtek Business Services Corp. and Subsidiaries (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2018, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 18, 2019, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of December 31, 2018 and 2017, by correspondence with the borrowers or by other appropriate auditing procedures where replies from the borrowers were not received and with respect to controlled investments. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2013.

New York, New York
March 18, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Newtek Business Services Corp. and Subsidiaries

Opinion on the Internal Control Over Financial Reporting
We have audited Newtek Business Services Corp. and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of assets and liabilities of the Company, including the consolidated schedules of investments, as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2018, and our report dated March 18, 2019 expressed an unqualified opinion.

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
March 18, 2019

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In Thousands, except for Per Share Data)
	December 31,
	2018	2017
ASSETS
Investments, at fair value
SBA unguaranteed non-affiliate investments (cost of $355,589 and $287,690, respectively; includes $323,388 and $265,174, respectively, related to securitization trusts)	$349,402	$278,034
SBA guaranteed non-affiliate investments (cost of $17,217 and $22,841, respectively)	19,100	25,490
Controlled investments (cost of $74,279 and $57,085, respectively)	171,585	153,156
Non-control/affiliate investments (cost of $1,000 and $0, respectively)	1,000	—
Investments in money market funds (cost of $9 and $9, respectively)	9	9
Total investments at fair value	541,096	456,689
Cash	2,316	2,464
Restricted cash	29,034	18,074
Broker receivable	42,617	8,539
Due from related parties	3,232	2,255
Servicing assets, at fair value	21,360	19,359
Other assets	13,686	12,231
Total assets	$653,341	$519,611
LIABILITIES AND NET ASSETS
Liabilities:
Bank notes payable	$34,700	$—
Notes due 2022 (par: $8,324 as of December 31, 2018 and 2017, see Note 8)	8,019	7,936
Notes due 2021 (par: $40,250 as of December 31, 2017, see Note 8)	—	39,114
Notes due 2023 (par: $57,500 as of December 31, 2018, see Note 8)	55,564	—
Notes payable - Securitization trusts (par: $220,137 and $165,432 as of December 31, 2018 and December 31, 2017, see Note 8)	216,507	162,201
Notes payable - related parties	16,840	7,001
Due to related parties	4	—
Deferred tax liabilities	9,241	8,164
Accounts payable, accrued expenses and other liabilities	25,021	16,866
Total liabilities	365,896	241,282
Commitments and contingencies (Note 9)
Net assets:
Preferred stock (par value $0.02 per share; authorized 1,000 shares, no shares issued and outstanding)	—	—
Common stock (par value $0.02 per share; authorized 200,000 shares, 18,919 and 18,457 issued and outstanding, respectively)	379	369
Additional paid-in capital	254,498	247,363
Accumulated undistributed earnings	32,568	30,597
Total net assets	287,445	278,329
Total liabilities and net assets	$653,341	$519,611
Net asset value per common share	$15.19	$15.08

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except for Per Share Data)
	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016
Investment income
From non-affiliate investments:
Interest income	$23,067	$18,018	$11,158
Servicing income	8,552	7,206	6,160
Other income	4,526	3,236	2,714
Total investment income from non-affiliate investments	36,145	28,460	20,032
From Non-control/affiliate investments:
Dividend income	65	—	—
From controlled investments:
Interest income	740	653	360
Dividend income	12,565	9,747	10,573
Other income	—	54	—
Total investment income from controlled investments	13,305	10,454	10,933
Total investment income	49,515	38,914	30,965
Expenses:
Salaries and benefits	21,082	19,292	15,234
Interest	16,066	11,397	8,440
Depreciation and amortization	484	402	296
Professional fees	3,094	3,009	3,274
Origination and servicing	8,362	5,871	6,046
Change in fair value of contingent consideration liabilities	(51)	(455)	—
Loss on extinguishment of debt	1,059	—	—
Other general and administrative costs	6,907	7,279	6,935
Total expenses	57,003	46,795	40,225
Net investment loss	(7,488)	(7,881)	(9,260)
Net realized and unrealized gains (losses):
Net realized gain on non-affiliate investments	42,845	39,617	31,512
Net realized gain on non-affiliate investments - conventional loan	278	—	—
Net realized gain (loss) on controlled investments	52	(200)	108
Net unrealized (depreciation) appreciation on SBA guaranteed non-affiliate investments	(766)	1,398	1,035
Net unrealized appreciation (depreciation) on SBA unguaranteed non-affiliate investments	3,471	(1,342)	18
Net unrealized appreciation on controlled investments	4,048	12,957	11,337
Change in deferred taxes	(1,077)	(2,179)	(5,128)
Net unrealized depreciation on non-control/non-affiliate investments	—	—	(43)
Net unrealized depreciation on servicing assets	(5,685)	(3,394)	(2,269)
Net unrealized depreciation on credits in lieu of cash and notes payable in credits in lieu of cash	—	—	(5)
Net realized and unrealized gains	43,166	46,857	36,565
Net increase in net assets resulting from operations	$35,678	$38,976	$27,305
Net increase in net assets resulting from operations per share	$1.91	$2.25	$1.88

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except for Per Share Data)
	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016
Net investment loss per share	$(0.40)	$(0.45)	$(0.64)
Dividends and distributions declared per common share	$1.80	$1.64	$1.53
Weighted average number of shares outstanding	18,714	17,327	14,541

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(In Thousands)
	December 31, 2018	December 31, 2017	December 31, 2016
Increase in net assets:
Net investment loss	$(7,488)	$(7,881)	$(9,260)
Net realized gains on investments	43,175	39,417	31,620
Net change in unrealized (depreciation) appreciation	(9)	7,440	4,945
Net increase in net assets resulting from operations	35,678	38,976	27,305
Distributions to common stockholders	(33,533)	(28,934)	(22,163)
Capital share transactions:
Issuance of common stock under dividend reinvestment plan	1,099	735	665
Stock-based compensation expense	585	963	578
Repurchase of common stock under share repurchase plan	—	—	(866)
Issuance of common stock in connection with investment in Mobil Money, LLC	200	—	—
Issuance of common stock in connection with investment in International Professional Marketing, Inc.	—	1,000
Issuance of common stock in connection with investment in United Capital Source, LLC	—	500	—
Purchase of vested stock for employee payroll tax withholding	(109)	(667)	—
Issuance of common stock, net of offering costs	5,196	56,662	—
Net increase in net assets from capital share transactions	6,971	59,193	377
Other transactions:
Consolidation of Exponential Business Development Co., Inc. (Note 2)	—	—	(376)
Return of dividends related to common stock issued in connection with litigation settlement	—	—	2
Net decrease in net assets from other transactions	—	—	(374)
Total increase in net assets	9,116	69,235	5,145
Net assets at beginning of period	278,329	209,094	203,949
Net assets at end of period	$287,445	$278,329	$209,094
Common shares outstanding at end of period	18,919	18,457	14,624
Capital share activity:
Shares issued under dividend reinvestment plan	61	44	58
Shares issued in connection with public offerings	291	3,727	—
Shares issued in connection with investment in International Professional Marketing, Inc.	11	60	—

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(In Thousands)
	December 31, 2018	December 31, 2017	December 31, 2016
Shares issued in connection with investment in United Capital Source, LLC	—	29	—
Shares repurchased under share repurchase plan	—	—	(70)
Purchase of vested stock for employee payroll tax withholding	(6)	(39)	—
Restricted shares issued under Equity Incentive Plan, net of forfeitures	105	12	127
Net increase in common shares from capital share activity	462	3,833	115

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
	December 31, 2018	December 31, 2017	December 31, 2016
Cash flows from operating activities:
Net increase in net assets resulting from operations	$35,678	$38,976	$27,305
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net unrealized appreciation on controlled investments	(4,048)	(12,957)	(11,337)
Net unrealized appreciation on non-affiliate investments	(2,706)	(56)	(1,010)
Net unrealized depreciation on servicing assets	5,685	3,394	2,269
Realized (gains) losses on controlled investments	(52)	200	(108)
Realized gains on non-affiliate investments	(45,860)	(40,511)	(32,437)
Realized losses on non-affiliate investments	2,738	894	925
Allowance for doubtful accounts	537	1,397	—
Change in fair value of contingent consideration liabilities	(51)	(455)	—
Loss on extinguishment of debt	1,059	—	—
Amortization of deferred financing costs	1,871	1,392	1,327
Deferred income taxes	1,077	2,179	5,128
Depreciation and amortization	484	402	296
Purchase of loans from SBA	(1,206)	(6,469)	(2,057)
Purchase of SBA 7(a) loan portfolio	—	(175)	—
Funding of guaranteed non-affiliate SBA loans	(356,075)	(296,120)	(234,908)
Funding of unguaranteed non-affiliate SBA loans	(113,101)	(89,762)	(74,239)
Funding of controlled investments	(38,077)	(32,320)	(8,595)
Funding of non-control/non-affiliate investment	(5,700)	(3,255)	(1,020)
Funding of non-control/affiliate investment	(1,000)	—	—
Proceeds from sale of non-affiliate SBA loans	406,066	324,141	258,873
Proceeds from sale of controlled investment	2,502	—	—
Proceeds from sale of non-control/non-affiliate investment	5,978	—	—
Principal received on SBA non-affiliate investments	42,505	27,035	22,106
Principal received from controlled investments	14,011	16,846	4,052
Principal received from non-control/non-affiliate investment	—	3,255	751
Return of investment from controlled investments	8,785	50	535
Distributions received from investments in excess of basis	—	100	108
Other, net	995	908	1,385
Changes in operating assets and liabilities:
Investment in money market funds	—	26	—
Broker receivable	(34,078)	(6,137)	29,681
Due to/from related parties	(1,511)	(1,131)	(158)
Other assets	410	(632)	(191)
Accounts payable, accrued expenses and other liabilities	7,162	2,374	2,708
Capitalized servicing asset	(7,686)	(6,506)	(5,474)
Other, net	(58)	(19)	(14)
Net cash used in operating activities	(73,666)	(72,936)	(14,099)

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
	December 31, 2018	December 31, 2017	December 31, 2016
Cash flows from investing activities:
Purchase of fixed assets	(627)	(446)	(375)
Cash flows from financing activities:
Net borrowings (repayments) on bank lines of credit	34,700	(5,100)	(24,000)
Proceeds from common shares sold, net of offering costs	5,196	56,662	—
Net borrowings (repayments) on related party line of credit	9,839	5,601	(4,247)
Repurchase of common stock under share repurchase plan	—	—	(866)
Proceeds from issuance of Notes due 2021	—	—	40,250
Proceeds from issuance of Notes due 2023	57,500	—	—
Redemption of Notes due 2021	(40,250)	—	—
Payments on Notes Payable - Securitization Trusts	(53,938)	(31,036)	(24,379)
Issuance of Notes Payable - Securitization Trusts	108,551	75,426	53,444
Dividends paid	(32,433)	(28,198)	(27,300)
Additions to deferred financing costs	(3,951)	(1,664)	(2,695)
Purchase of vested stock for employee payroll tax withholding	(109)	(667)	—
Other, net	—	—	(14)
Net cash provided by financing activities	85,105	71,024	10,193
Net increase (decrease) in cash and restricted cash	10,812	(2,358)	(4,281)
Cash and restricted cash—beginning of year	20,538	22,896	27,177
Cash and restricted cash —end of year	$31,350	$20,538	$22,896
Supplemental disclosure of cash flow activities:
Cash paid for interest	$13,939	$9,996	$6,687
Non-cash investing and financing activities:
Reduction of credits in lieu of cash and notes payable in credits in lieu of cash balances due to delivery of tax credits to Certified Investors	$—	$—	$869
Fixed assets acquired from tenant improvement allowance	$—	$—	$1,288
Foreclosed real estate acquired	$2,367	$503	$447
Issuance of common shares in connection with investment in Mobil Money LLC	$200	$—	$—
Issuance of common shares in connection with investment in International Professional Marketing, Inc.	$—	$1,000	$—
Issuance of common shares in connection with investment in United Capital Source, LLC	$—	$500	$—
Issuance of common shares under dividend reinvestment plan	$1,099	$735	$665

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Performing SBA Unguaranteed Investments (1)
HDD Solutions, LLC	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	12/31/2028	$553.8	$553.8	$527.5	0.18%
Romain Tower Inc. David Romaine, Sugar Land Crane and Rigging, LLC	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	12/31/2028	237.5	237.5	213.1	0.07%
The Chop House Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/31/2043	557.8	557.8	575.3	0.20%
Galt Insurance Group of Bonita Springs, LLC & Bonita Safety Institute	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	12/28/2043	18.8	18.8	20.6	0.01%
Superior Concepts Acquisition Corp	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/28/2028	119.8	119.8	111.4	0.04%
Nix and Nix Funeral Home North Inc,	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/28/2043	569.5	569.5	610.9	0.21%
Capitol Fitness Shelby Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/28/2028	18.2	18.2	16.8	0.01%
American Rewinding of NC Inc dba MTS	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/28/2028	425.0	425.0	396.2	0.14%
Omega Funeral and Cremation Services, LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/28/2043	342.9	342.9	355.1	0.12%
Superior Concepts Acquisition Corp	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/28/2043	509.6	509.6	514.0	0.18%
Insight Vision Care, PC, CRMOD Lubbock, P.C.,Vielm Vision Eyecare Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/27/2043	1,137.8	1137.8	1,170.1	0.41%
East Breeze LLC dba Historic Springdale Pub and Eatery	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/27/2043	128.3	128.3	136.0	0.05%
Children First Home Health Care Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/27/2028	300.0	300.0	286.9	0.10%
Medworxs Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/27/2028	10.5	10.5	9.4	—%
Green Valley Landscape Management Inc. dba Apopka Mower and Equipment	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/27/2043	463.5	463.5	475.5	0.17%
Fave Realty Inc.	Real Estate	Term Loan	Prime plus 2.75%	12/27/2043	123.5	123.5	135.6	0.05%
Simkar LLC, Neo Lights Holding Inc, Kalco Lighting, LLC	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	12/26/2043	500.0	500.0	549.1	0.19%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Reservations Unlimited LLC	Real Estate	Term Loan	Prime plus 2.75%	12/26/2043	142.3	142.3	151.1	0.05%
BD Branson Victorian LLC dba Branson Victorian Inn	Accommodation	Term Loan	Prime plus 2.75%	12/24/2043	497.0	497.0	533.9	0.19%
Timios Enterprises Corp dba Palm Court	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/24/2043	707.6	707.6	741.7	0.26%
RM Hawkins LLC	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/24/2028	300.0	300.0	281.8	0.10%
LP Industries, Inc and Playground Packages, LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/21/2028	93.8	93.8	84.0	0.03%
Tri-State Financial Group Inc	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	12/21/2028	37.8	37.8	33.8	0.01%
Royalty Freight Inc	Truck Transportation	Term Loan	Prime plus 2.75%	12/21/2028	97.5	97.5	87.1	0.03%
Fifth Wheel Truck Stop 001, Inc.	Gasoline Stations	Term Loan	Prime plus 2.75%	12/21/2028	105.0	105.0	93.8	0.03%
Siman Trio Trading	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/21/2028	150.0	150.0	134.8	0.05%
The Law Office of Jared E. Shapiro, P.A.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/21/2028	11.3	11.3	10.0	—%
Kyle M Walker DDS, PC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2028	112.5	112.5	101.5	0.04%
Diamond Estates LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	12/21/2028	75.0	75.0	67.0	0.02%
Burgess and Dudley, Incorporated	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/21/2028	237.5	237.5	220.1	0.08%
D.A.F.S Transport, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	12/21/2028	660.0	660.0	653.7	0.23%
Precision Bytes LLC dba Tower Connect	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/21/2028	129.8	129.8	116.6	0.04%
Accel Compression Inc., Accel Workover Services Inc	Rental and Leasing Services	Term Loan	Prime plus 2.75%	6/21/2044	44.5	44.5	48.9	0.02%
Cammarata Associates LLC	Credit Intermediation and Related Activities	Term Loan	Prime plus 2.75%	12/21/2028	75.0	75.0	67.0	0.02%
C&D Trucking & Equipment Service, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/21/2028	117.5	117.5	122.2	0.04%
Baseline Health, LLC & Baseline Health Management, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2028	118.8	118.8	107.9	0.04%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Sesolinc GRP, Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/21/2028	375.0	375.0	355.5	0.12%
ETS Tree Service Inc and Eastern Tree Service, Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/21/2028	230.0	230.0	216.6	0.08%
Local Liberty Inc dba The Wardsboro Country Store	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/20/2043	155.3	155.3	164.9	0.06%
Yellow Fin Marine Services LLC, K Marine XI, LLC K Marine VIII, LLC	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/20/2028	662.5	662.5	648.5	0.23%
Graff Excavating, Inc	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	12/20/2028	195.5	195.5	176.9	0.06%
Flashii App, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/20/2028	62.5	62.5	63.8	0.02%
Alaska Motor Home Inc	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/20/2028	300.0	300.0	284.8	0.10%
Hotel Compete, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/20/2028	62.5	62.5	55.8	0.02%
Healthy and Fresco LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/20/2029	25.0	25.0	23.5	0.01%
CK Green Parners, LLC dba Reis and Irvy's Columbus	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/20/2029	187.5	187.5	179.3	0.06%
Darian L Hampton DDS PA and Darian L. Hampton	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/20/2028	300.0	300.0	269.8	0.09%
Roots N Shoots, LLC & Yardplus LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/20/2028	68.0	68.0	61.7	0.02%
Cedric Construction Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/20/2028	100.0	100.0	104.0	0.04%
Accent Comfort Services, Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/19/2028	68.8	68.8	61.8	0.02%
Marlin Lighting LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/19/2028	101.8	101.8	90.9	0.03%
Sheldon T Banks and Sheldon T Banks LLC dba Serenity Funeral Chapel ll	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/19/2044	28.9	28.9	31.7	0.01%
Always Goldie's Florist	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/19/2028	11.7	11.7	10.6	—%
The Cromer Company	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/19/2028	500.0	500.0	448.0	0.16%
JejoJesi Corp dba Dukunoo Jamaican Kitchen, Dunkunoo	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/19/2029	42.1	42.1	41.4	0.01%
^Mediterranean Tastes Inc dba Mediterranean Tastes Since 1974	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/14/2028	15.8	15.8	14.1	—%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Peanut Butter & Co., Inc.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/14/2028	250.0	250.0	223.3	0.08%
^Alpha Landscape Contractors, Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/14/2029	334.0	334.0	311.6	0.11%
^YBL Restaurant Group LLC dba Tropisueno	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/14/2029	377.0	377.0	339.6	0.12%
^Cordoba Foods LLC, Multi Logistics Network Inc, Karina Mena	Food Manufacturing	Term Loan	Prime plus 2.75%	12/14/2028	317.5	317.5	294.8	0.10%
^Alpha Omega Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	12/14/2028	70.0	70.0	72.8	0.03%
^Healthy Human, LLC	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/14/2028	125.0	125.0	111.7	0.04%
^Aero Consulting and Engineering Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/14/2028	15.0	15.0	13.4	—%
^L&M Services, LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/14/2043	200.0	200.0	209.2	0.07%
^Redskin Cafe Inc. dba Goodfellas Wine & Spirits, Redskin Cafe Inc.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/14/2043	245.8	245.8	266.9	0.09%
^Ventures TBD LLC dba The Bottle Tree	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/14/2043	98.8	98.8	101.6	0.04%
^Fitness Orlando LLC & Fitness Orlando Oviedo, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/14/2028	275.0	275.0	254.6	0.09%
^Stony Creek Wellness Group, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/14/2043	98.8	98.8	105.0	0.04%
Sound Contracting LLC	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/14/2043	197.0	197.0	200.3	0.07%
Sound Contracting LLC	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/14/2028	41.8	41.8	39.4	0.01%
^OC Helicopters LLC	Air Transportation	Term Loan	Prime plus 2.75%	12/13/2028	25.0	25.0	26.0	0.01%
^The Miller Center for Esthetic Excellence	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/13/2043	387.5	387.5	383.0	0.13%
^Plan B Burger LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/13/2029	1,050.0	1,050.0	976.2	0.34%
^Burton Realty Co., Inc dba Anchor Realty, Northeast	Real Estate	Term Loan	Prime plus 2.75%	12/13/2028	303.0	303.0	270.7	0.09%
^Tapia Auto Care, LLC dba Shoreline Quick LUbe and Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/13/2043	977.5	977.5	1,000.2	0.35%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
D for Dream LLC dba Blow Dry Bar Inc	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/13/2029	24.4	24.4	21.9	0.01%
^All About Kids and Families Mediical Center, Inc.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/13/2029	368.8	368.8	363.2	0.13%
^United States Plastic Equipment LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/13/2028	142.5	142.5	127.3	0.04%
Anglin Cultured Stone Products LLC dba Anglin Construction	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/12/2029	62.5	62.5	63.6	0.02%
^Tier1 Solutions LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/12/2029	10.2	10.2	9.1	—%
^Mateo Enterprise Inc dba El Milagro Market	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/12/2043	120.0	120.0	123.5	0.04%
^Behind The Scenes Chicago, LLC dba Paramount Events	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/12/2029	256.3	256.3	251.3	0.09%
^Ashwood Food Services Inc. dba Jake Rooney's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/12/2043	215.0	215.0	230.7	0.08%
Airstrike Firefighters LLC	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	12/12/2028	1,250.0	1,250.0	1,196.7	0.42%
^Mateo Enterprise Inc dba El Milagro Market	Food and Beverage Stores	Term Loan	Prime plus 2.75%	1/12/2029	60.0	60.0	53.7	0.02%
^Ashwood Food Services, Incorporated dba Jake Rooney's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/12/2029	67.5	67.5	62.9	0.02%
^Oregon Medical Training Private Career School Inc.	Educational Services	Term Loan	Prime plus 2.75%	1/11/2029	40.0	40.0	35.8	0.01%
^TFE Resources ,LTD	Utilities	Term Loan	Prime plus 2.75%	1/11/2029	597.5	597.5	548.6	0.19%
^B&B Bodega of Delray LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	1/11/2029	19.5	19.5	17.5	0.01%
White Wilson & Associates LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/11/2043	42.5	42.5	43.7	0.02%
^EMES Supply, LLC	General Merchandise Stores	Term Loan	Prime plus 2.75%	1/11/2029	125.0	125.0	114.0	0.04%
^Googlyoogly, LLC dba Bi-Rite Supermarket	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/11/2043	203.0	203.0	209.0	0.07%
^Hilltop Wine Shop, Inc dba Graceland Party	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/11/2043	128.0	128.0	133.7	0.05%
^The Duck's Nuts Inc dba Pet Place Market	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	1/11/2029	43.3	43.3	40.9	0.01%
^Team Henry, LLC dba Kelly Automotive of Deltona	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/10/2043	391.3	391.3	401.5	0.14%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^ZLM Services LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/10/2029	40.0	40.0	35.8	0.01%
^Shining Star Kids, Inc. dba Brain Balance	Educational Services	Term Loan	Prime plus 2.75%	1/7/2029	87.5	87.5	78.7	0.03%
^Food Service Industry Consultants Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/7/2029	71.5	71.5	64.2	0.02%
^Metro R Services Inc. and Metal & Roof Supplies Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/6/2029	207.5	207.5	216.0	0.08%
^CET Inc	Truck Transportation	Term Loan	Prime plus 2.75%	1/6/2029	1,250.0	1,250.0	1,154.7	0.40%
^3SIXO Motorsports LLC dba 3SIXO Motorsports Shop	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	1/6/2029	98.3	98.3	88.2	0.03%
^Consulting Solutions, Inc and Mark Luciani	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/5/2029	57.5	57.5	51.4	0.02%
^Little West LLC, 340 Group LLC, Retail West LLc, Andrew W Walker	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/5/2029	87.5	87.5	79.0	0.03%
^Unique Home Solutions Inc. and Unique Home Solutions of Ohio	Construction of Buildings	Term Loan	Prime plus 2.75%	1/5/2029	250.0	250.0	260.3	0.09%
^Levine Daycare Inc dba Kids R Kids	Social Assistance	Term Loan	Prime plus 2.75%	1/5/2029	270.0	270.0	252.9	0.09%
^Jay Carlton's, LLC dba Jay Birds Rotisserie & Grill	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/4/2029	39.0	39.0	37.0	0.01%
^Access Staffing, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/4/2029	194.3	194.3	173.7	0.06%
^The Altitude Group LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/4/2029	150.0	150.0	134.7	0.05%
^York Concrete Corp	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/3/2043	200.0	200.0	217.1	0.08%
^Swantown Inn and Spa, LLC	Accommodation	Term Loan	Prime plus 2.75%	1/3/2029	13.5	13.5	14.1	—%
^Tammy's Place LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/30/2044	436.8	436.8	476.1	0.17%
^Microplex Co, Third Market LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/30/2028	165.0	165.0	147.4	0.05%
^Hernando Beach Motel LLC,The Purple Cow House o APancake A Inc.	Accommodation	Term Loan	Prime plus 2.75%	11/30/2043	225.0	225.0	247.1	0.09%
^Cabrera's Auto Services LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/30/2043	81.0	81.0	85.5	0.03%
^Water Station Holdings LLC	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/30/2028	693.3	693.3	662.9	0.23%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Luxury Furniture, Inc.dba Venicasa & Luxe Home Interiors	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/30/2028	125.0	125.0	123.5	0.04%
^Albert M Quashie, DDS, PC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/29/2028	87.5	87.5	83.8	0.03%
^JJB Production LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/29/2028	7.4	7.4	6.6	—%
^Albert M. Quashie, DDS, PC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/29/2043	65.0	65.0	67.4	0.02%
^Bike Slug Holdings Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/28/2028	9.0	9.0	8.0	—%
^Extreme Granite Corp	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/28/2043	187.5	187.5	202.2	0.07%
^True Love Christian Academy LLC	Social Assistance	Term Loan	Prime plus 2.75%	12/28/2043	42.0	42.0	45.4	0.02%
^Recovery Boot Camp, LLC, Rule 62, Inc. and Healing Properties, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/28/2028	123.8	123.8	111.1	0.04%
^Level Up Gaming, Inc	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	11/28/2043	90.0	90.0	91.4	0.03%
^Sky Wonder Pyrotechnics, LLC dba Sky Wonder Fire and Safety Gear Up	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/28/2043	431.3	431.3	473.6	0.16%
^BEK Holdings LLC, Veseli Fine Art Galleries, LLC, Trusted.com LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/21/2028	1,250.0	1,250.0	1,278.9	0.44%
Thames Aquatic Club, LLC	Educational Services	Term Loan	Prime plus 2.75%	7/21/2029	18.5	18.5	19.3	0.01%
^Best Global Alternative North, LLC	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/21/2028	87.5	87.5	78.2	0.03%
^M.A.W. Enterprises LLC dbaY-Not Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/21/2028	22.5	22.5	21.1	0.01%
^Commonwealth Warehouse Inc	Warehousing and Storage	Term Loan	Prime plus 2.75%	12/20/2028	450.0	450.0	426.0	0.15%
^On Call Electrical of Georgia LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/20/2043	666.9	666.9	689.5	0.24%
^K & A Automotive Inc	Gasoline Stations	Term Loan	Prime plus 2.75%	11/19/2043	122.0	122.0	131.0	0.05%
^High Desert Transport, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	12/19/2028	76.0	76.0	70.0	0.02%
^Cali Fit Meals	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2028	62.5	62.5	56.0	0.02%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Cocomo Joe's LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2028	1.7	1.7	1.6	—%
^Saunders Management LLC dba Northern Light Espresso Bar and Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/16/2028	40.5	40.5	42.1	0.01%
Beau & HB Inc dba Beau's Billiard, Bowling & Arcade	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/16/2029	6.9	6.9	7.2	—%
^Sektor Salutions Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/16/2028	158.0	158.0	141.2	0.05%
^Beau & HB Inc dba Beau's Billard, Bowling & Arcade	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/16/2043	70.0	70.0	73.1	0.03%
^Allegro Assisted Living Services of Texas LLC	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	11/15/2043	95.0	95.0	104.3	0.04%
^GEM2K, LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2043	381.3	381.3	398.3	0.14%
^Schafer Fisheries Inc.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	11/14/2028	50.0	50.0	52.0	0.02%
^US Dedicated LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/9/2028	420.0	420.0	381.1	0.13%
^Jinwoo Sushi Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/9/2028	22.3	22.3	23.1	0.01%
^Salon Femi LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/9/2028	7.5	7.5	7.2	—%
^McNeill Stokes	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/8/2028	6.8	6.8	6.0	—%
Vancole Investments, Inc. dba Smoothie King #913	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/7/2044	229.3	229.3	249.3	0.09%
^JN Thompson Ent, Inc.	Construction of Buildings	Term Loan	Prime plus 2.75%	12/7/2028	394.5	394.5	363.4	0.13%
JP Dhillon's Foods LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/1/2029	25.8	25.8	24.6	0.01%
^Peter Thomas Roth Labs LLC and June Jacobs Labs, LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/1/2028	325.0	325.0	290.3	0.10%
^Modutech Marine Inc	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	12/1/2028	375.0	375.0	390.0	0.14%
^Steele Security, LLC dba Signal 88 Security of San Antonio	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/31/2028	110.6	110.6	99.9	0.03%
^Abington Caregivers, LLC	Social Assistance	Term Loan	Prime plus 2.75%	11/30/2043	124.9	124.9	132.0	0.05%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Organic Juice Bar Wexford LLC dba The OJB "The Organic Juice Bar"	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/30/2029	81.3	81.3	73.9	0.03%
^C.A.T.I. Armor, LLC	Apparel Manufacturing	Term Loan	Prime plus 2.75%	10/30/2043	210.0	210.0	217.8	0.08%
UK, LLC dba Pita Pit	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/30/2029	32.4	32.4	30.3	0.01%
^JAL Group, Inc. dba Brainy Boulevard Daycare	Social Assistance	Term Loan	Prime plus 2.75%	10/29/2028	56.8	56.8	51.4	0.02%
^Ohio Gold & Pawn LLC, Our New Building LLC and Corey Fischer	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	10/26/2028	146.0	146.0	151.8	0.05%
^The Face Place, LLC dba Classic Aesthetics	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/25/2028	10.0	10.0	9.0	—%
^Reliant Trucking Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	10/25/2028	132.3	132.3	124.1	0.04%
^Bellas Sports Pub, Inc dba Brewmasters Tavern	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/24/2043	69.7	69.7	75.8	0.03%
^Shovels and Whiskey LLC	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	10/16/2043	76.4	76.4	81.9	0.03%
Hackstaff Restaurants LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/15/2029	57.5	57.5	53.6	0.02%
^TA Coleman, LLC dba Tom's Truck Shop	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/12/2028	5.8	5.8	5.6	—%
^Cater To You Agency, LLC, dba Cater To You	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/11/2043	22.5	22.5	23.4	0.01%
^Faydon, Inc	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	10/10/2028	74.6	74.6	76.5	0.03%
^MB Click It Photography, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/10/2043	38.2	38.2	40.7	0.01%
^Wellfleet Consulting Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/9/2028	14.9	14.9	13.3	—%
^Apps Inc and Market Share Inc.	Telecommunications	Term Loan	Prime plus 2.75%	10/5/2028	94.5	94.5	84.4	0.03%
^Moore Care LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/4/2028	51.7	51.7	46.2	0.02%
^SwabCo Inc.	Support Activities for Mining	Term Loan	Prime plus 2.75%	9/28/2043	946.7	946.7	988.9	0.34%
^A-1 Van Sevices, Inc.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/28/2028	105.1	105.1	102.7	0.04%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^La Venezia Corporation dba La Venezia Ballroom & Robertos Lounge	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/28/2043	330.5	330.5	350.1	0.12%
^Burd Brothers Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	9/28/2028	534.0	534.0	513.1	0.18%
^Mellow Sweets, Inc dba Jaafer Sweets & Marwan Hamdan	Food Manufacturing	Term Loan	Prime plus 2.75%	9/28/2028	55.5	55.5	49.8	0.02%
^Throop Family Holdings, Inc	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/28/2043	643.5	643.5	665.9	0.23%
^JAM Media Solutions LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/28/2028	887.5	887.5	813.2	0.28%
^Rami Technology USA, LLC	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	9/28/2028	178.4	178.4	160.6	0.06%
^Quality Electric & Data	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/27/2028	98.9	98.9	95.3	0.03%
Blue Seven, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/27/2029	49.8	49.8	46.4	0.02%
^Catherine Brandon, PSY.D., Inc dba Kenneth A Deluca, PH.D., & Associates	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/27/2028	117.4	117.4	105.3	0.04%
^TFR Transit Inc, The Free Ride Inc, South Florida Free Ride Inc.,Tag-A	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/27/2028	123.6	123.6	117.3	0.04%
^Blackwater Diving, LLC	Support Activities for Mining	Term Loan	Prime plus 2.75%	9/27/2028	791.1	791.1	723.2	0.25%
^Barricade Holding LLC and Action Barricade Company, LLC	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/27/2043	177.3	177.3	180.7	0.06%
^LG Law Center, Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/27/2028	14.8	14.8	13.6	—%
^Quality Electric & Data Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/27/2043	129.7	129.7	132.6	0.05%
^Zeeba Company, Inc dba Zeeba Rent-A-Van & 5 Star Rent- A-Van	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/27/2028	685.8	685.8	660.2	0.23%
^Action Barricade Company, LLC and Barricade Holding LLC	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/27/2028	333.4	333.4	320.3	0.11%
^Dentistry By Design, P.C	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/26/2028	14.8	14.8	13.6	—%
^US Shipping Trans Inc, Esteem Trucking Inc	Truck Transportation	Term Loan	Prime plus 2.75%	9/26/2028	822.9	822.9	809.0	0.28%
^Ace Auto Recovery, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/26/2043	159.6	159.6	168.9	0.06%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Above and Beyond Preschool LLC	Social Assistance	Term Loan	Prime plus 2.75%	9/26/2043	551.3	551.3	587.4	0.20%
^Anglin Cultured Stone Products LLC dba Anglin Construction	Construction of Buildings	Term Loan	Prime plus 2.75%	9/26/2028	98.9	98.9	93.3	0.03%
^LTS School, Inc.	Educational Services	Term Loan	Prime plus 2.75%	9/26/2043	101.0	101.0	110.9	0.04%
^Akron Biotechnology, LLC	Chemical Manufacturing	Term Loan	Prime plus 2.75%	9/25/2028	494.5	494.5	492.7	0.17%
^Bhatti LLC, Bhatti 3 LLC, dba Auntie Annes	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/25/2028	123.6	123.6	113.8	0.04%
^Steadfast Support Services, LLC	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	9/25/2028	11.9	11.9	10.6	—%
^Newsome Mobile Notary LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/25/2028	5.2	5.2	4.6	—%
^Alania Import & Export, Inc.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	9/24/2028	11.1	11.1	10.1	—%
^Phillip Ramos Upholstery Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/24/2028	15.3	15.3	13.6	—%
^D & D Optics Inc dba Sterling Optical	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2028	53.0	53.0	48.1	0.02%
^The Garden Club, LLC	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/21/2028	6.5	6.5	5.8	—%
^DC Lofty, LLC,	Accommodation	Term Loan	Prime plus 2.75%	9/21/2028	22.3	22.3	20.1	0.01%
^MillClem Corporation & Monticello Corporation	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	9/21/2043	330.8	330.8	363.1	0.13%
^Southern Services and Equipment, Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/21/2028	424.3	424.3	406.5	0.14%
^Southern Services and Equipment, Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/21/2043	209.8	209.8	213.2	0.07%
^Sommer Auto Sales, Inc	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/20/2028	340.6	340.6	351.8	0.12%
^Somerled Investments, LLC dba Mak's Place LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/20/2028	193.3	193.3	172.6	0.06%
^Tables and Bars Services, Inc and Tables and Bars Rentals, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/20/2028	17.8	17.8	16.8	0.01%
^M&P RV LLC dba M&P RV	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/19/2043	112.2	112.2	122.2	0.04%
^C3 Capital, Inc	Nonstore Retailers	Term Loan	Prime plus 2.75%	9/19/2028	667.8	667.8	647.5	0.23%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Dash Point Distributing LLC, Dash Point Logistics LLC and Sara Consal	Truck Transportation	Term Loan	Prime plus 2.75%	9/19/2028	455.4	455.4	406.4	0.14%
^MB Xpress Inc	Truck Transportation	Term Loan	Prime plus 2.75%	9/19/2028	1,193.2	1193.2	1,121.1	0.39%
^Watearth Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/19/2028	22.3	22.3	19.9	0.01%
^Super Station Inc	Gasoline Stations	Term Loan	Prime plus 2.75%	9/19/2043	209.0	209.0	229.4	0.08%
^Lewis River Golf Course, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/19/2043	498.9	498.9	547.5	0.19%
^E & G Enterprises LLC dba Comfort Keepers	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/18/2028	5.9	5.9	5.3	—%
^DB Talak LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/18/2043	151.7	151.7	158.5	0.06%
^Culmination Motorsports, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2043	558.2	558.2	607.8	0.21%
^Glendale Grill Inc, Roddy Cameron, Jr & John K Symasko	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/17/2043	174.6	174.6	183.4	0.06%
^Pastel de Feira LLC dba Original Pastel De Feira	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/17/2028	6.0	6.0	5.7	—%
^Baby's on Broadway LLC	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	9/14/2028	49.4	49.4	46.9	0.02%
^J & C Garcia LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/14/2028	73.2	73.2	66.6	0.02%
^Innovim LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/14/2028	123.6	123.6	110.3	0.04%
^LJS Electric, Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/14/2028	447.5	447.5	458.4	0.16%
^Rihahn Inc. dba RDBL, Inc	Forestry and Logging	Term Loan	Prime plus 2.75%	9/14/2028	134.7	134.7	127.2	0.04%
^QBS, LLC dba Sterling Optical Exton	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/14/2028	80.3	80.3	72.3	0.03%
^L&M Equipment, Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/14/2043	1,247.2	1247.2	1,320.3	0.46%
^Underground Productions LLC dba 31 Escape	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/13/2043	98.5	98.5	108.1	0.04%
^Peter K Lee MD, PC dba Atlanta Primary Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/13/2043	860.6	860.6	944.5	0.33%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
TPE Midstream LLC, Dasahm Company, S & S Ventures LLC and TPE Supply	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/13/2028	261.1	261.1	248.6	0.09%
^Brewster Marketplace Pharmacy & Hardware, LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/13/2028	86.5	86.5	77.2	0.03%
^Peter K Lee MD, PC dba Atlanta Primary Care LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/13/2028	383.2	383.2	398.0	0.14%
^Innovative Network Solutions Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/13/2028	123.6	123.6	113.1	0.04%
^Perry Olson Insurance Agency Inc. dba State Farm Insurance	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	9/12/2028	14.8	14.8	13.3	—%
^Rancho Paving, Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/10/2028	185.4	185.4	183.3	0.06%
^Pelican Executives Suites, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/7/2028	314.2	314.2	280.3	0.10%
^NY Tent, LLC dba Tent Company of New York LLC, NY Tent Parent LLC	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/7/2028	318.4	318.4	304.8	0.11%
^MurlinComputerCompany LLC dba Murlin Computer	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/7/2028	15.4	15.4	14.1	—%
^Dr. G's Urgent Care LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/7/2028	22.3	22.3	19.9	0.01%
^Pool Guard of LA	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/7/2028	22.3	22.3	20.0	0.01%
Amaka Consulting LLC dba Donut Minis	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/7/2028	52.0	52.0	48.1	0.02%
^Asheville Spine and Nerve Institute PC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/7/2043	91.0	91.0	98.9	0.03%
^Trolley Express Philly, Inc dba Shuttlebee & Honeybee Transportation LLC	Support Activities for Transportation	Term Loan	Prime plus 2.75%	9/6/2028	12.6	12.6	11.7	—%
^Extreme Auto Repair, Inc dba 1st Class Towing	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/6/2028	107.5	107.5	111.7	0.04%
^Living Centers Inc. dba Veranda House Senior Living	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	8/31/2043	420.3	420.3	461.3	0.16%
National Stone LTD and NSI Group Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	8/31/2044	193.2	193.2	211.6	0.07%
^LACCRB LLC dba PostNet	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/30/2028	14.9	14.9	13.5	—%
^XL Soccer World Orlando. LLC, XL Soccer World Saco LLC, XL Sports World	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/30/2043	448.4	448.4	492.1	0.17%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Stat Constructor L.P	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/30/2028	102.3	102.3	106.2	0.04%
^Extreme Engineering, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/29/2028	122.9	122.9	110.4	0.04%
^Greenfield Hill Wines & Spirits, LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	8/29/2028	90.5	90.5	81.4	0.03%
^ARVAmethod LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/29/2028	2.4	2.4	2.1	—%
^Kotyark LLC dba Gibsonton Motel	Accommodation	Term Loan	Prime plus 2.75%	8/29/2043	82.2	82.2	90.2	0.03%
^Graphish Studio, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/28/2028	7.4	7.4	6.6	—%
^JFK Transportation Inc	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	8/28/2028	159.4	159.4	144.5	0.05%
^Atlas Geo-Constructors LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/24/2028	73.7	73.7	73.4	0.03%
^Finn & Emma LLC	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	8/24/2028	122.9	122.9	109.6	0.04%
^Montana Life Group, LLC	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	8/24/2028	7.4	7.4	6.6	—%
^Wearware Inc dba FlyWire Cameras	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	8/24/2028	22.1	22.1	20.1	0.01%
^Evans and Paul LLC, Evans & Paul Unlimited Corp	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	8/24/2028	86.2	86.2	78.9	0.03%
^Zash LLC dba Papa Murphy's Take 'N' Bake Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/23/2028	41.5	41.5	38.9	0.01%
^Buffalo Biodiesel Inc.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/21/2028	1,228.9	1228.9	1,218.3	0.42%
^Ginekis Enterprises, Inc dba Locanda Veneta	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/20/2028	86.0	86.0	77.1	0.03%
^Wilkie J. Stadeker DDS	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/17/2028	41.8	41.8	37.3	0.01%
Geo Tek Alaska, Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/17/2044	56.8	56.8	62.4	0.02%
^ATI Jet, Inc.	Air Transportation	Term Loan	Prime plus 2.75%	8/16/2028	211.6	211.6	203.6	0.07%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Lewins Law, P.C.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/16/2028	17.7	17.7	15.8	0.01%
^GS Bath Inc	Truck Transportation	Term Loan	Prime plus 2.75%	8/15/2028	565.3	565.3	560.3	0.19%
^Pamletics LLC dba F45	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/14/2028	42.9	42.9	40.0	0.01%
^Conference Services International ETC LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/14/2028	617.2	617.2	588.4	0.20%
^L.A. Insurance Agency GA 10 LLC	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	8/10/2028	11.1	11.1	9.9	—%
^Crystal Shores Inc. dba Shorewood Laundromat	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/9/2028	22.0	22.0	20.3	0.01%
^David D. Sullivan dba DMS Construction	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/9/2028	13.3	13.3	11.8	—%
^Palanuk & Associates, Inc.dba Wolfpk	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/8/2028	100.8	100.8	90.6	0.03%
^Red Tail Management, Inc dba Jon Smith Subs	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/8/2028	49.2	49.2	46.2	0.02%
^CJNR, LLC	Accommodation	Term Loan	Prime plus 2.75%	8/7/2043	121.3	121.3	133.2	0.05%
^Mercedes Cab Company, Inc	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	8/7/2028	127.8	127.8	117.3	0.04%
^Ron's Pool and Spa Services LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/3/2028	3.7	3.7	3.3	—%
^20th Century Lanes, Inc dba West Seattle Bowl	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/3/2028	110.6	110.6	108.5	0.04%
^Alma Jacobsen,ODD Family Eye Care & Contact Lens LLC	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	8/3/2028	59.0	59.0	53.3	0.02%
^Millwork Unlimited, Incorporated	Wholesale Electronic Markets and Agents and Brokers	Term Loan	Prime plus 2.75%	8/2/2028	7.4	7.4	6.6	—%
^Accel Compression Inc., Accel Workover Services Inc.	Rental and Leasing Services	Term Loan	Prime plus 2.75%	8/1/2028	455.0	455.0	443.0	0.15%
^Samy Optical LLC dba Site for Sore Eyes	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/1/2028	115.3	115.3	102.9	0.04%
^Accel Compression Inc., Accel Workover Services, Inc	Rental and Leasing Services	Term Loan	Prime plus 2.75%	8/1/2043	310.2	310.2	319.9	0.11%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Nichols Stephens Funeral & Cremation Services Ltd	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/30/2043	107.4	107.4	117.6	0.04%
^CSL Services Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/27/2028	535.2	535.2	503.0	0.17%
^Sandlot Sports Inc dba Play it Again Sports	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	7/26/2028	18.3	18.3	16.3	0.01%
^Summitsoft Corporation	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	7/26/2028	240.6	240.6	215.1	0.07%
^Nunez Enterprises Corporation dba La Casa	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	7/26/2028	8.1	8.1	7.2	—%
^Relevant Elephant, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/25/2028	8.8	8.8	7.8	—%
^Fitness Central, Inc dba Fitness Central	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	7/25/2028	61.1	61.1	55.5	0.02%
^HAVL Enterprises Inc dba FedEx	Couriers and Messengers	Term Loan	Prime plus 2.75%	7/24/2028	78.2	78.2	78.1	0.03%
^Florida Apnea Diagnostics, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/24/2028	20.8	20.8	18.5	0.01%
^Top Shelf Towing and Road Service, LLC	Support Activities for Transportation	Term Loan	Prime plus 2.75%	7/24/2028	13.2	13.2	11.8	—%
^TR Nails, LLC dba Simple Nails	Personal and Laundry Services	Term Loan	Prime plus 2.75%	7/20/2028	61.5	61.5	54.9	0.02%
^Elephant's Trunk of Westchester, LTD	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	7/17/2028	38.9	38.9	40.4	0.01%
^674 Club LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/17/2043	260.6	260.6	286.0	0.10%
^ZA Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	7/17/2028	10.0	10.0	9.6	—%
^Mother's Cantina LLC dba Mother's Cantina	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/13/2028	67.2	67.2	60.9	0.02%
^Smart-tel Communications LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/13/2028	22.0	22.0	22.7	0.01%
^HQTRONICS LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	7/13/2028	61.1	61.1	54.5	0.02%
^Smoove Move Productions, LLC dba Smoove Move Productions	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	7/12/2028	10.5	10.5	10.9	—%
^Talent Logistix, LLC, Pinpoint Staffing LLC & ITC 2.0 LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/3/2028	61.1	61.1	56.2	0.02%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^H.M.C, Incorporated	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	7/3/2028	188.1	188.1	169.5	0.06%
^Deal to Win Inc	Nonstore Retailers	Term Loan	Prime plus 2.75%	7/3/2028	122.2	122.2	109.0	0.04%
^Vital Inspection Professionals, Inc. dba VIP	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/3/2028	304.2	304.2	294.9	0.10%
^US Cargo Express, LLC	Support Activities for Transportation	Term Loan	Prime plus 2.75%	7/2/2043	88.1	88.1	96.7	0.03%
^M J Losito Electrical Contractor's, Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2028	57.1	57.1	51.2	0.02%
Bio-Haz Solutions, Inc.	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/29/2043	302.1	302.1	300.5	0.10%
Bio-Haz Solutions, Inc	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	1/29/2029	112.0	112.0	110.9	0.04%
^Critter Cabana, LLC dba Critter Cabana	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/28/2028	81.4	81.4	71.7	0.02%
^Corptek Solutions LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/28/2028	46.2	46.2	40.6	0.01%
^Local Leads, LLC dba New Direction Chiropractic	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2028	17.5	17.5	15.5	0.01%
^RLW4 Builders LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	6/27/2043	994.2	994.2	1,084.8	0.38%
^InUSA Ventures, Inc	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/27/2028	48.6	48.6	42.8	0.01%
^Darnoc Enterprises Inc, Setira Paul Inc dba Conrad's Famous Bakery, Inc	Food Manufacturing	Term Loan	Prime plus 2.75%	6/27/2043	352.4	352.4	373.1	0.13%
^Nick's Country Kitchen, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/27/2028	21.9	21.9	19.6	0.01%
^National Dredging Services of North Florida, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/27/2043	28.6	28.6	31.2	0.01%
^National Dredging Services of North Florida, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/27/2028	51.8	51.8	53.5	0.02%
^Julie Cooper-Bierman dba Forever Shopper	Nonstore Retailers	Term Loan	Prime plus 2.75%	6/27/2028	15.6	15.6	13.7	—%
^Bengals, Inc. dba Royal Liquor Mart	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/26/2043	105.6	105.6	109.2	0.04%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Peter Thomas Roth Labs LLC, & June Jacobs Labs, LLC	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	6/26/2028	898.9	898.9	814.5	0.28%
^Sun Pools, Inc	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/25/2043	304.2	304.2	295.0	0.10%
^DPF Filters Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/25/2028	66.8	66.8	60.3	0.02%
^Sun Pools, Inc dba Sun Fiberglass Pools	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/25/2028	759.3	759.3	692.4	0.24%
^Sushi Prime, LLC and Vasilia Investments	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/22/2028	267.2	267.2	248.3	0.09%
^Martha Beauty Supply And Braiding, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/22/2043	139.7	139.7	152.4	0.05%
^Judy E. Moncrief C.P.A LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/22/2028	14.6	14.6	12.8	—%
^Mr. Lube, Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/22/2043	659.9	659.9	668.6	0.23%
^The Desert House Assisted Living ,LLC dba The Desert House Assisted Living	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	6/22/2043	78.3	78.3	83.1	0.03%
^Mr. Lube, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/22/2028	569.7	569.7	544.9	0.19%
Surya Hotel LLC dba Hotel Royal	Accommodation	Term Loan	Prime plus 2.75%	12/21/2028	100.9	100.9	104.4	0.04%
^York Woods Tree Service, LLC dba York Woods Tree and Products, LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/21/2043	242.1	242.1	248.8	0.09%
^Independent Life LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/21/2028	121.5	121.5	107.0	0.04%
^York Woods Tree Service, LLC dba York Woods Tree and Products, LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/21/2028	138.5	138.5	134.2	0.05%
^Lilo Holdings LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/20/2028	18.3	18.3	16.5	0.01%
^Olsen Bros. Transportation, Inc. & Golden Spike Leasing, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	6/20/2028	603.5	603.5	535.5	0.19%
^Jones Roger Sherman Inn, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/19/2028	425.0	425.0	438.9	0.15%
^LCP Transportation, LLC dba LCP Teleservices	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	6/19/2028	794.4	794.4	699.5	0.24%
^Mid America Motorworks, Inc and Yager Holdings L.P	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/19/2043	497.7	497.7	543.0	0.19%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Colovic Hackettstown Dairy LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/19/2043	274.0	274.0	296.8	0.10%
^Allen Theatre and Back Stage Cafe LLC	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	6/18/2043	125.3	125.3	133.9	0.05%
^Schumacker Recreation, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/18/2028	145.8	145.8	150.5	0.05%
^Softrol Systems Inc dba Softrol Systems	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	6/15/2028	906.3	906.3	808.6	0.28%
^Oil Palace Inc.	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/15/2043	143.4	143.4	156.6	0.05%
^Kootenay Columbia LLC	Truck Transportation	Term Loan	Prime plus 2.75%	6/15/2028	5.8	5.8	5.6	—%
^Northway Exit 29 Campground, Inc	Accommodation	Term Loan	Prime plus 2.75%	6/15/2043	215.0	215.0	234.6	0.08%
^Dianne Williams and Louis Williams dba Sweetlips Store	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/15/2043	46.0	46.0	48.5	0.02%
^Venzix Ventures Inc. dba Venzix	Nonstore Retailers	Term Loan	Prime plus 2.75%	6/15/2028	12.8	12.8	12.4	—%
^Barrett Appliance Distributors Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/14/2043	619.3	619.3	611.5	0.21%
^Tele Tax Express Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/14/2028	21.9	21.9	21.4	0.01%
^Top Cat Ready Mix, LLC & Ples Investments LLC, Pappy's Sand & Gravel	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/14/2028	151.8	151.8	140.9	0.05%
^E & J Sims Co. LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/14/2028	48.6	48.6	44.3	0.02%
^Barrett Appliance Distributors, Inc	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/14/2028	489.5	489.5	455.2	0.16%
^Team Sandy Blanton Realty, Inc	Real Estate	Term Loan	Prime plus 2.75%	6/14/2043	96.7	96.7	97.1	0.03%
^Mastiff Studios LLC	Educational Services	Term Loan	Prime plus 2.75%	6/13/2043	42.5	42.5	45.8	0.02%
^Golf Swing Prescription LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/11/2028	12.8	12.8	11.3	—%
^Ciasom LLC dba Mosaic	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/11/2028	174.9	174.9	154.9	0.05%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Skyways LTD,Jet 60 LLC,Mendean Jonath, Inc,Jet AOG, Inc & Jonathan Men	Support Activities for Transportation	Term Loan	Prime plus 2.75%	6/8/2043	378.5	378.5	385.0	0.13%
^Beyond Grooming LLC and Michelle McWatters	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/8/2043	42.7	42.7	46.0	0.02%
^Camp K-9 Pet Resort & Spa, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/8/2028	8.0	8.0	7.2	—%
^Icebox Cafe, L.C. and Icebox Cafe at Doral, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/8/2028	769.2	769.2	690.7	0.24%
^Applied Behavioral Consulting, Inc	Social Assistance	Term Loan	Prime plus 2.75%	6/7/2043	49.7	49.7	53.2	0.02%
^H S Corporation dba Lake Anna Lodge	Accommodation	Term Loan	Prime plus 2.75%	6/7/2043	130.5	130.5	142.4	0.05%
^Anurag, LLC dba Oakwood Package Store	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/6/2043	136.5	136.5	139.0	0.05%
^Sowells Consulting Engineers, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/6/2028	21.9	21.9	19.4	0.01%
^Hardway Inc and A F C Leasing, Inc	Rental and Leasing Services	Term Loan	Prime plus 2.75%	6/6/2028	287.5	287.5	253.1	0.09%
^SSD Designs LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/5/2028	72.2	72.2	64.2	0.02%
^Funtime ,LLC dba Indoor Playgrounds International	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/5/2028	243.4	243.4	214.5	0.07%
^BTD Feed & Nutrition, LLC dba Thomaston Feed Cheshire	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/1/2028	51.3	51.3	45.2	0.02%
AVM LLC dba Luv 2 Play	Social Assistance	Term Loan	Prime plus 2.75%	6/1/2028	26.1	26.1	25.2	0.01%
^Mastrocinque Restaurant Management Company LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/1/2028	81.4	81.4	78.5	0.03%
^Seraj Wireless, LLC	Electronics and Appliance Stores	Term Loan	Prime plus 2.75%	5/31/2028	120.7	120.7	123.4	0.04%
^Awan Business Management Group LLC, Awan Sign Company lLLC &Awan Promo	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/31/2043	272.6	272.6	287.3	0.10%
^Brooks Seaplane Service Inc and Lunt Enterprises LLC	Scenic and Sightseeing Transportation	Term Loan	Prime plus 2.75%	5/31/2028	142.0	142.0	125.0	0.04%
^SSMV LLC dba Burgerim	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/30/2028	64.5	64.5	61.6	0.02%
^Eagle Aggregate Transportation, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	5/30/2028	84.5	84.5	78.0	0.03%
^Crowley Ventures, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2028	72.1	72.1	64.5	0.02%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Iloka, Inc dba New Cloud Networks	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/25/2028	241.5	241.5	225.2	0.08%
^Conan Enterprises LLC	Nonstore Retailers	Term Loan	Prime plus 2.75%	5/25/2028	21.7	21.7	19.1	0.01%
Starship, LLC dba Tint World Smyrna	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/25/2043	88.8	88.8	96.1	0.03%
^Ocean Breeze Holdings, LLC, Ocean Beach Resort LLC & Ocean Breeze	Accommodation	Term Loan	Prime plus 2.75%	5/25/2043	1,245.1	1245.1	1,358.7	0.47%
^Adow Pools LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/25/2028	169.0	169.0	152.5	0.05%
^Dream Spa LLC and Dream Spa Greenwich LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/25/2028	97.4	97.4	86.7	0.03%
^Broadalbin Properties LLC dba Broadalbin Hotel & 1854 Pub & Eatery	Accommodation	Term Loan	Prime plus 2.75%	10/25/2043	201.0	201.0	219.7	0.08%
^Seaside Acupuncture LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/24/2043	49.6	49.6	51.9	0.02%
^DMA Equipment LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/24/2043	259.6	259.6	266.2	0.09%
^Chem-Flotronics, Inc.	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	5/22/2028	96.6	96.6	86.9	0.03%
^LightStorm Security LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/21/2028	5.2	5.2	4.6	—%
^Yakov Levy M.D., P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/18/2028	106.0	106.0	93.7	0.03%
^Mark A Espinoza, DDS PLLC dba Central Dental Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/18/2028	58.9	58.9	51.9	0.02%
^JVLS LLC dba Vaccines 2 Go	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/17/2028	8.0	8.0	7.0	—%
^On Stage Enterprises LLC, On Stage Theaters Branson, LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	5/17/2028	241.5	241.5	212.6	0.07%
^Joshua One Limited Liability Company dba Genesis Personal Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/16/2043	319.2	319.2	324.5	0.11%
^Clore Construction LLC	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	5/16/2028	145.1	145.1	134.7	0.05%
^James T. Hendel dba Autotexx Mobile Auto Repair	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/15/2028	7.2	7.2	7.5	—%
^Fireplace Outlet Inc	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	5/15/2028	21.7	21.7	22.4	0.01%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Galore Salon & Extension Lounge Inc dba Pretty Chic Hair & Lashes	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/14/2028	4.3	4.3	3.9	—%
^Circle and Square, Inc dba Stamford Kumon	Educational Services	Term Loan	Prime plus 2.75%	5/11/2028	41.0	41.0	36.2	0.01%
^Bote Virginia Beach, Inc. dba Bote Virginia Beach	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	5/11/2028	10.9	10.9	9.7	—%
^Adhara, LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/11/2043	43.5	43.5	45.5	0.02%
^Daniel Woodward, DC PLLC dba Doc's Body Shop	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/11/2028	39.8	39.8	35.1	0.01%
^Baby Gentry's Childcare & Learning Academy	Social Assistance	Term Loan	Prime plus 2.75%	5/10/2028	10.9	10.9	9.6	—%
^P & M Entertainment, LLC dba Luv 2 Play	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/10/2028	116.3	116.3	106.9	0.04%
^Buy Gitomer Inc., Gitgo LLC.,GitGo Archives, LLC, and Jeffrey Gitomer	Educational Services	Term Loan	Prime plus 2.75%	5/9/2043	719.9	719.9	785.6	0.27%
^Whitetail Nurseries Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/9/2028	258.4	258.4	247.0	0.09%
^Oculi Entertainment Inc	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	5/8/2028	21.7	21.7	19.1	0.01%
^Schmaltz Operations LLC dba Companion Camp	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/7/2028	58.0	58.0	55.5	0.02%
^Container Shipping, LLC	Support Activities for Transportation	Term Loan	Prime plus 2.75%	5/4/2028	48.3	48.3	42.5	0.01%
^Wilbur Standford Jr Trucking and Excavating, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/3/2028	231.8	231.8	226.1	0.08%
^Warner Family Restaurant LLC dba Burgerim	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/3/2028	20.1	20.1	18.5	0.01%
Olmsted LLC and 626 Van LLC dba Maison Yaki	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/1/2029	188.2	188.2	171.7	0.06%
^McIntosh Trail Management Service Organization, Inc.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/1/2028	91.8	91.8	94.8	0.03%
^Sunlinc Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/30/2028	9.4	9.4	8.2	—%
^SOWC Associates LLC dba Serenity Oaks Wellness Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/30/2043	1,242.1	1242.1	1,355.4	0.47%
^Saltamontes Tire Company, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/30/2043	101.7	101.7	106.7	0.04%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Metropolitan Solutions Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/30/2043	34.2	34.2	37.3	0.01%
^Brenden Kehren Development LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/30/2028	2.9	2.9	2.5	—%
^Corona Dance, LLC dba Huracan Dance Studio	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	4/30/2028	11.5	11.5	10.1	—%
^Little Angels Daycare and Learning Center LLC	Social Assistance	Term Loan	Prime plus 2.75%	4/27/2043	159.4	159.4	173.9	0.06%
^Rory James Contracting LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	4/27/2028	15.4	15.4	13.6	—%
^Kastoria Inc. dba Bantam Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/27/2028	14.4	14.4	12.8	—%
^Suraj Enterprises, Inc.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/27/2028	300.6	300.6	284.5	0.10%
^Contrada Snacks LLC	Truck Transportation	Term Loan	Prime plus 2.75%	4/27/2028	9.8	9.8	8.6	—%
^Pledge 4 Hope LLC	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	4/26/2028	14.4	14.4	12.7	—%
^RWT Corporation dba Welding Works	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	4/26/2028	498.6	498.6	458.4	0.16%
^Matrix Z, LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	4/26/2028	72.6	72.6	72.0	0.03%
^K&S Hardware LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	4/26/2028	21.6	21.6	19.0	0.01%
^RWT Corporation dba Welding Works	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	4/26/2043	210.9	210.9	205.9	0.07%
^LMH Optics LLC dba Sterling Optical	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/26/2028	48.0	48.0	42.4	0.01%
^Joe & Sons Service, Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/24/2028	108.0	108.0	111.5	0.04%
Kneading Dough LLC dba NY Bagel Cafe & Deli, NY Bagel, New York Bagel	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/23/2029	18.1	18.1	16.7	0.01%
^Just for Boats LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/20/2043	17.4	17.4	18.9	0.01%
^Nando LLC dba Tall Timbers Banquet and Conference Center	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/20/2028	19.4	19.4	17.6	0.01%
^Digzy Dogz and Grill LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/20/2028	8.6	8.6	8.3	—%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Spitnale's Garage LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/20/2043	59.8	59.8	62.1	0.02%
^Rosemarie Products Company LLC	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	4/18/2028	14.4	14.4	12.7	—%
^Means Enterprises LLC	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	4/18/2028	7.2	7.2	6.4	—%
^James L Shoemaker APCC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/18/2028	15.4	15.4	13.6	—%
^Veterinary Preventive Care, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/18/2028	44.9	44.9	41.0	0.01%
^A New Dawn Psychotherapy Associates, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/18/2043	86.8	86.8	88.0	0.03%
^Southern HVAC LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/17/2043	22.3	22.3	22.4	0.01%
^Southern Oaks Athletic Club, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/17/2043	364.3	364.3	389.5	0.14%
^The Vine, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/17/2028	12.4	12.4	11.3	—%
^Southern HVAC LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/17/2028	38.4	38.4	36.4	0.01%
^1301 Starks Inc.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/16/2028	21.6	21.6	21.8	0.01%
^Patricia A. Freeman & Samuel C. Freeman dba Teenas Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/13/2043	43.1	43.1	45.1	0.02%
^Precision Components Group Inc	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	4/11/2028	21.6	21.6	20.7	0.01%
^Sexy Nails Center LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/10/2043	200.8	200.8	215.7	0.08%
^Mark Baker	Truck Transportation	Term Loan	Prime plus 2.75%	4/9/2028	11.5	11.5	10.5	—%
^Innovation Transport LLC	Truck Transportation	Term Loan	Prime plus 2.75%	4/6/2028	49.3	49.3	47.1	0.02%
^Newsome Mobile Notary LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/5/2028	5.0	5.0	4.4	—%
^Shree Lakshminarayyn Grocery Stores LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	4/5/2043	119.0	119.0	125.3	0.04%
^Bean City Bar and Grill LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/4/2043	93.7	93.7	99.1	0.03%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Alaska Industrial Paint LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/30/2043	220.9	220.9	231.5	0.08%
^GQ Investments,LLC	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	3/30/2028	200.8	200.8	180.6	0.06%
^B&C Texas Leasing Inc and M&W Hot Oil, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	3/30/2028	935.0	935.0	894.7	0.31%
^Master Roofing and Siding Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/30/2028	252.8	252.8	222.3	0.08%
^Romancing the Stone	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/30/2043	345.3	345.3	356.8	0.12%
^Alaska Industrial Paint LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/30/2028	119.0	119.0	118.3	0.04%
^Michael S Brown Physical Therapy, P.C	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/30/2028	94.2	94.2	82.9	0.03%
^Arrow Freight Inc	Truck Transportation	Term Loan	Prime plus 2.75%	3/30/2028	671.7	671.7	590.6	0.21%
^B&C Texas Leasing Inc.,M & W Hot Oill, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	3/30/2043	267.4	267.4	270.9	0.09%
^Fifth Wheel Truck Stop 001	Gasoline Stations	Term Loan	Prime plus 2.75%	3/30/2043	1,135.3	1135.3	1,134.1	0.39%
^Boulevard Books Inc.	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/30/2043	120.1	120.1	126.7	0.04%
^Technical Ordnance Solutions,LLC	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/30/2028	1,142.6	1142.6	1,012.9	0.35%
^Payne's Environmental Services LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/30/2028	216.2	216.2	205.3	0.07%
^America's Little Leaders Academy, Inc	Social Assistance	Term Loan	Prime plus 2.75%	3/30/2043	22.3	22.3	23.6	0.01%
^Kaz Wellness, LLC dba Grounded Wellness Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/29/2028	15.2	15.2	14.0	—%
^Hot Shot Services, Inc and TFB, Ltd Co	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/29/2043	396.2	396.2	432.0	0.15%
Lou & Choo Enterprises Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2044	33.8	33.8	37.0	0.01%
^Montage Mountain Resorts, LP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/28/2043	1,238.0	1,238.0	1,350.0	0.47%
^Clancy 15 LLC and Allied Molded Products LLC	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	3/28/2028	147.5	147.5	140.2	0.05%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Kenneth Whelchel dba Whelchel Fencing and Construction	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/28/2028	62.0	62.0	57.6	0.02%
^Clancy 15 LLC and Allied Molded Products LLC	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	3/28/2043	212.9	212.9	214.7	0.07%
^Corning Lumber Company Inc & Frank R Close & Son Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/28/2028	83.5	83.5	86.1	0.03%
^Cartwright Termite & Pest Control Inc. and Cartwright Termite & Pest Co.	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/28/2028	222.1	222.1	209.5	0.07%
^K.C. Communications, Inc.	Telecommunications	Term Loan	Prime plus 2.75%	3/27/2028	59.6	59.6	61.5	0.02%
^Towing Professionals of Arizona Inc dba Shamrock Towing	Support Activities for Transportation	Term Loan	Prime plus 2.75%	3/26/2028	143.1	143.1	131.4	0.05%
^Towing Professionals of Arizona Inc dba Shamrock Towing	Support Activities for Transportation	Term Loan	Prime plus 2.75%	3/26/2043	533.6	533.6	520.4	0.18%
^Cable Management, LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/23/2028	94.5	94.5	90.3	0.03%
^Sunshine Tents and Event Rentals LLC	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/23/2028	58.9	58.9	60.7	0.02%
^Shweiki Media Inc dba Study Breaks Magazine	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/23/2028	71.6	71.6	72.4	0.03%
^Aque Investment Group LLC	Real Estate	Term Loan	Prime plus 2.75%	3/23/2028	253.3	253.3	261.2	0.09%
^Denton BioFuels LLC and Amercian BioSource, LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/23/2028	93.0	93.0	86.8	0.03%
^All Regional Recyclers of Wood LLC dba ARROW	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/23/2028	125.2	125.2	119.5	0.04%
^New York Label & Box Corp	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/23/2043	1,238.0	1,238.0	1,288.6	0.45%
^Sofasco, Inc	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/23/2043	99.0	99.0	99.2	0.03%
^Kajun Martial Arts LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/23/2028	21.5	21.5	19.2	0.01%
^ME Interiors LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/22/2028	17.9	17.9	15.7	0.01%
^GeoTek Alaska, Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/21/2043	841.9	841.9	878.6	0.31%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Rexco Foods LLC dba Papa John's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/20/2028	40.6	40.6	35.7	0.01%
^RTSP Union LLC	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	9/20/2028	1,182.3	1,182.3	1,107.4	0.39%
^Cest Chic Concepts, LLC dba Salon Cest Chic	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/19/2028	10.7	10.7	9.7	—%
^Petroleum Equipment & Services, Inc	Support Activities for Mining	Term Loan	Prime plus 2.75%	3/16/2028	238.5	238.5	244.1	0.08%
^Camerabots Media, LLC	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	3/16/2028	14.3	14.3	12.9	—%
^Car Pro Auto Spa of Stuart, LLC dba Tide Pools Island Gifts	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/16/2028	21.5	21.5	22.1	0.01%
^Rojenco, Inc. dba Buggy Bathe Auto Wash Lube & Detail Shoppe	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/15/2043	514.0	514.0	542.8	0.19%
^Rojenco II,Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/15/2043	76.3	76.3	80.6	0.03%
^Bear Bones, Inc.	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	3/15/2043	22.3	22.3	23.8	0.01%
^CTD Operations Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2028	63.2	63.2	56.6	0.02%
^Rojenco, Inc. dba The Buggy Bathe Auto Wash Lube & Detail Shoppe	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/15/2043	76.3	76.3	80.6	0.03%
^Rojenco II, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/15/2043	398.6	398.6	420.9	0.15%
^Summit Insights Group LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	3/14/2028	84.9	84.9	74.6	0.03%
^Dante Ultimate Cleaning Service LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/9/2028	9.7	9.7	9.2	—%
^SRG Waterfront LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/9/2028	298.2	298.2	265.8	0.09%
^2b Mom Inc dba Mom's the Word Maternity	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	3/9/2028	93.1	93.1	81.9	0.03%
^Bee Kidz Funzone Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/9/2028	186.6	186.6	169.9	0.06%
^Integrity Machinery Moving, LLC	Support Activities for Transportation	Term Loan	Prime plus 2.75%	3/8/2028	21.5	21.5	22.1	0.01%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Treft Systems Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/8/2028	14.3	14.3	12.7	—%
^Unpainted Arizona, LLC dba Westside Bowl	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/7/2043	103.5	103.5	107.0	0.04%
^Play4Fun dba Luv 2 Play	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/7/2028	170.4	170.4	156.8	0.05%
^Espinoza & Salinas Group Ltd dba Credit 360 Consulting	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/2/2028	4.7	4.7	4.3	—%
^BC Bishop Enterprises LLC dba 9Round Pooler	Educational Services	Term Loan	Prime plus 2.75%	3/2/2028	8.0	8.0	7.2	—%
^Stepping Stones Childrens Academy	Social Assistance	Term Loan	Prime plus 2.75%	3/2/2043	252.0	252.0	268.3	0.09%
^Connie Engelbrecht	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	2/28/2028	2.8	2.8	2.6	—%
^The Law Offices of Samuel R Miller LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/28/2043	117.7	117.7	128.0	0.04%
^Merciful Heavenly Homes, LLC	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	2/28/2043	65.6	65.6	71.5	0.02%
^Urban Fitness Group LLC dba Crunch Fitness Group LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2028	212.4	212.4	219.0	0.08%
^Carey Collision Repairs Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/27/2028	71.1	71.1	64.2	0.02%
^Betty's Catering Corp, Betty's Decoration & Wedding Center Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/26/2043	352.9	352.9	384.8	0.13%
^Purely Seed LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	2/26/2028	118.5	118.5	104.2	0.04%
^Carries Cakes and Catering, Inc dba Carrie's Cakes and Confections	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/23/2028	4.9	4.9	4.3	—%
^Jackpine Technologies Corporation	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	2/22/2028	75.0	75.0	72.3	0.03%
^Crossfit iQ LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/21/2028	40.3	40.3	36.5	0.01%
^Wellfleet Consulting Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/21/2028	14.2	14.2	12.5	—%
^New View Media Group LLC	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	2/16/2028	78.2	78.2	80.7	0.03%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Town & Country Transportation Co.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	2/16/2028	62.8	62.8	64.8	0.02%
^Lulinjett LLC dba All American Printing & Design	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	2/14/2043	105.4	105.4	115.0	0.04%
^JumboMarkets, Inc.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/13/2028	196.7	196.7	179.3	0.06%
^Margab Inc dba Smoothie King	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/13/2028	12.1	12.1	10.9	—%
^Tony Herring & Associates, Inc.	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	2/9/2028	7.8	7.8	7.9	—%
^Start "UP "Dreams, Inc dba SDC Concrete and Start"UP" Dream Construction	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/9/2028	71.1	71.1	66.2	0.02%
^Quality Machine of Iowa, Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	2/9/2028	1,223.3	1,223.3	1,172.9	0.41%
^Apps Inc., Market Share, and Singular Leaseholdings LLC	Telecommunications	Term Loan	Prime plus 2.75%	2/8/2028	497.4	497.4	437.4	0.15%
^De La Vega LLC dba De La Vega Deland and De La Vega Oviedo	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/7/2028	74.4	74.4	68.1	0.02%
^Macrotech Integrated Management Solutions dba Extreme Lawn Care	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/5/2028	11.4	11.4	11.7	—%
^Midlothian Hardware Inc dba Grills True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	2/2/2028	14.2	14.2	14.6	0.01%
^M&R Wong LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	2/1/2028	11.3	11.3	10.0	—%
^Chace Building Supply of CT Inc.,	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	1/31/2043	296.7	296.7	323.6	0.11%
^Rocco'sLandscaping LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/31/2043	74.1	74.1	80.8	0.03%
^USA General Investment LLC dba Braniff Paint and Body Shop	Repair and Maintenance	Term Loan	Prime plus 2.75%	1/31/2028	14.1	14.1	12.8	—%
^WydeBodi, LLC dba Wyde Bodi Auto Tags	Support Activities for Transportation	Term Loan	Prime plus 2.75%	1/30/2043	46.9	46.9	49.4	0.02%
^New Phaze Packaging Inc	Paper Manufacturing	Term Loan	Prime plus 2.75%	1/26/2043	947.6	947.6	1,026.9	0.36%
^Parati USA Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	1/25/2028	20.0	20.0	17.6	0.01%
^Concrete Services LLC and James Ward	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/25/2028	94.2	94.2	87.9	0.03%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Southside BBQ Corp	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/25/2028	18.4	18.4	18.9	0.01%
^Flair Interiors, Inc dba Giant Don's Flooring America	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	1/24/2028	129.5	129.5	133.6	0.05%
^Tier1 Solutions LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/23/2028	7.1	7.1	6.4	—%
^Lavish Specs Inc	Machinery Manufacturing	Term Loan	Prime plus 2.75%	1/19/2028	7.1	7.1	6.2	—%
^Friend Contractors, LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	1/19/2043	229.7	229.7	238.2	0.08%
^Weeping Willow Kennels, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/19/2028	9.9	9.9	10.2	—%
^Lou & Choo Enterprises Inc dba Lou & Choo Lounge	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/18/2043	113.6	113.6	117.0	0.04%
^MedWorxs Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/18/2028	74.2	74.2	65.2	0.02%
^Specialized Dairy Processors LLC and Nathaly Zapata	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/16/2028	61.2	61.2	53.8	0.02%
^Human Resource Time Manager LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/8/2028	14.6	14.6	15.0	0.01%
^Impress Therapeutic Massage LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/8/2043	62.2	62.2	66.0	0.02%
^Sandfree Systems LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/5/2028	7.1	7.1	7.3	—%
^Crad Holding LLC dba Neighborhood Laundry of Bloomfield	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/5/2028	58.9	58.9	52.2	0.02%
^Social Link LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/29/2027	10.5	10.5	9.2	—%
^Anglin Cultured Stone Products LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	12/27/2042	635.1	635.1	629.6	0.22%
^Morrocco Method, Inc	Chemical Manufacturing	Term Loan	Prime plus 2.75%	12/27/2042	719.0	719.0	763.7	0.27%
^Dudeck Enterprise LLC dba Detail Garage Las Vegas	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/22/2027	15.2	15.2	15.7	0.01%
^O'Rourke's Diner, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/22/2027	3.5	3.5	3.4	—%
^Muckamuck Trucks, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	12/22/2027	12.9	12.9	12.3	—%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Advance Case Parts Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/22/2027	46.4	46.4	44.6	0.02%
^TrialHawk Litigation Group LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/22/2027	14.7	14.7	12.9	—%
^Landmark Ventures USA Inc	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	12/22/2027	58.5	58.5	51.4	0.02%
^Medical Plaza of Boro Park PC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/22/2027	58.5	58.5	51.4	0.02%
^Bisson Transportation Inc	Truck Transportation	Term Loan	Prime plus 2.75%	12/22/2027	70.2	70.2	69.0	0.02%
^Jacliff Investments Inc dba International Heal	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	12/22/2027	46.8	46.8	41.1	0.01%
^Salida Family Chiropractic-PPLC dba Salida Sport and Spine	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/22/2027	11.2	11.2	9.9	—%
^Lab Partner, LLC and Beechtree Diagnostics, LLP and Cottonwood Diagnostics	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/22/2027	728.4	728.4	648.5	0.23%
^CT Auto Spa LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/21/2027	202.8	202.8	206.6	0.07%
^Blue Lagoon Resort, LLC dba Hill View Cottages	Accommodation	Term Loan	Prime plus 2.75%	12/21/2042	186.6	186.6	203.3	0.07%
^DHD Enterprise LLC dba Edible Arrangements #1699	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/21/2027	21.4	21.4	19.7	0.01%
^Tropical Stone LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/21/2027	175.8	175.8	181.1	0.06%
^Ameco Forest Products LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/21/2027	163.8	163.8	168.7	0.06%
^DBMS Consulting, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/20/2027	70.2	70.2	67.2	0.02%
^Best Quality Home Care LLC	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	12/19/2027	7.4	7.4	6.5	—%
^CZAR Industries, Inc.	Machinery Manufacturing	Term Loan	Prime plus 2.75%	12/19/2027	248.9	248.9	233.3	0.08%
^Auto Excellance of Fort Myers Inc.	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/19/2042	104.8	104.8	114.2	0.04%
^1-0 Granny's Helpful Hands, LLC	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	12/15/2027	21.1	21.1	18.7	0.01%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Legion Bowl, Inc & Legion Pub Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/15/2042	329.7	329.7	359.3	0.12%
^Montessori Community School	Social Assistance	Term Loan	Prime plus 2.75%	12/15/2027	59.6	59.6	56.6	0.02%
^Ocean Trans LLC & Dehal Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	12/15/2042	601.8	601.8	599.0	0.21%
^Capital Containers LLC	Truck Transportation	Term Loan	Prime plus 2.75%	12/15/2027	21.1	21.1	18.9	0.01%
^Crystal II Auto Glass Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/15/2027	14.1	14.1	12.4	—%
Neville Galvanizing, Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2042	625.0	625.0	641.5	0.22%
^JMD Aviation Holdings, LLC	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/15/2027	468.0	468.0	473.7	0.16%
^Peanut Butter & Co., Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/15/2027	210.6	210.6	184.9	0.06%
^KR Calvert & Co, LLC	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	12/14/2027	446.3	446.3	393.5	0.14%
^Royalty Freight Inc	Truck Transportation	Term Loan	Prime plus 2.75%	12/14/2027	625.9	625.9	549.6	0.19%
^Atlas Geo-Constructors, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/14/2027	284.5	284.5	275.3	0.10%
^Barcade Holdings, LLC, Barcade LLC,& Barcade New Haven LLC	Management of Companies and Enterprises	Term Loan	Prime plus 2.75%	12/14/2027	59.0	59.0	52.8	0.02%
^Heung Kyun Im	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/14/2027	14.5	14.5	12.7	—%
^AADJ Empire Inc and AADJ Galaxy Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/14/2042	178.8	178.8	181.2	0.06%
^LP Industries Inc. dba Childforms	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	12/14/2027	70.3	70.3	68.6	0.02%
^Beale Street Blues Company Inc.dba B.B. King's Club-Memphis	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/14/2027	942.9	942.9	834.9	0.29%
^Hana Pastries Enterprises LLC dba Hana Kitchens, Hana Pastries, Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	12/14/2027	90.3	90.3	89.6	0.03%
^Nichols Fire and Security LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/13/2042	86.3	86.3	89.3	0.03%
^Hardway Inc & AFC Leasing Inc	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/13/2027	871.8	871.8	765.5	0.27%
^LPB LPB Property Management Inc dba Wilderness View Cabins & Ellijay C	Real Estate	Term Loan	Prime plus 2.75%	12/12/2042	98.6	98.6	107.0	0.04%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Clore Construction LLC	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	12/12/2027	433.2	433.2	415.5	0.14%
^Jai Ganeshai LLC, Mahiveera 1 LLC, Mahiveera 2 LLC & KSVP LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	12/12/2027	46.8	46.8	41.1	0.01%
^Big Picture Group LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/12/2027	351.0	351.0	321.7	0.11%
^Sky Way Enterprises, Inc, A-Liner-8-Aviation, Inc, Kissimmee Aviation	Air Transportation	Term Loan	Prime plus 2.75%	12/12/2027	468.0	468.0	410.9	0.14%
^A-1 Van Services Inc	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	12/12/2027	673.6	673.6	651.9	0.23%
^The Ohio Valley Group Inc dba Ohio Valley Landscapes & Design	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/12/2027	14.0	14.0	12.8	—%
^Clear Sound Communications, Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/8/2027	3.5	3.5	3.1	—%
^AV Strategy Inc	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/8/2027	414.1	414.1	389.4	0.14%
^JVLS LLC dba Vaccines 2 Go	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/7/2027	14.0	14.0	12.3	—%
^Kim Howard Corp dba NPN Machine Tools	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/7/2042	568.2	568.2	617.2	0.21%
^IHC Hardware Inc.	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/6/2042	98.6	98.6	98.7	0.03%
^Driven Powersports, Inc	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/6/2027	81.9	81.9	71.9	0.03%
^Earth First Recycling LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/6/2027	72.8	72.8	72.9	0.03%
^ODS Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/6/2027	45.9	45.9	42.7	0.01%
^Healthcare Interventions, Inc dba Brightstar Healthcare of & Brightstar	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/4/2027	14.0	14.0	12.3	—%
^Oil Palace, Inc.	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/4/2042	976.8	976.8	1,064.4	0.37%
^PS Camping Inc.	Accommodation	Term Loan	Prime plus 2.75%	12/1/2027	18.9	18.9	19.1	0.01%
^Square1 Partners, LLC	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	12/1/2027	58.5	58.5	51.4	0.02%
^Utara LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/1/2027	22.0	22.0	20.4	0.01%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Linda Jean Howard Riley dba The Rusty Bolt	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/1/2042	20.7	20.7	22.6	0.01%
^Salud Bar & Grill LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/1/2027	52.6	52.6	46.5	0.02%
^Fortress Verve Inc, Maurice R. Margules and Antonie C. Reinhard	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	11/30/2027	122.0	122.0	122.1	0.04%
^WTI Distribution Inc	Support Activities for Transportation	Term Loan	Prime plus 2.75%	11/30/2027	37.2	37.2	35.3	0.01%
^Frontier Sand LLC	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	11/30/2027	479.0	479.0	473.3	0.16%
^Create- A- Stitch, Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/30/2042	86.2	86.2	92.7	0.03%
^J. Venture Holdings, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/30/2027	11.6	11.6	11.9	—%
^Skin Beauty Bar Inc. and Tameka J. Mathis	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/30/2027	8.4	8.4	7.6	—%
^OPH Lexington, Inc	Social Assistance	Term Loan	Prime plus 2.75%	11/29/2042	192.8	192.8	210.1	0.07%
^Clearwater Transportation LTD dba Thrifty Car Rental, Dollar Rent A Car	Rental and Leasing Services	Term Loan	Prime plus 2.75%	11/29/2027	160.4	160.4	144.1	0.05%
^Our Playhouse Preschool, LLC	Social Assistance	Term Loan	Prime plus 2.75%	11/29/2042	233.8	233.8	254.8	0.09%
^Amped Coffee Company LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/28/2027	58.2	58.2	60.0	0.02%
^Beacon Brewing LLC and C' Sons, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/27/2042	125.1	125.1	136.3	0.05%
^Step Up Academy of the Arts, LLC	Educational Services	Term Loan	Prime plus 2.75%	11/22/2027	14.7	14.7	12.9	—%
^Webtez Inc dba Mod Vans	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/22/2027	65.1	65.1	57.5	0.02%
^JMD Corporation dba Dart's True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/22/2027	17.4	17.4	16.5	0.01%
^Glencadia Corporation	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/21/2027	3.5	3.5	3.1	—%
^Grumpy's Restaurant Company, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/21/2027	66.1	66.1	58.2	0.02%
^Cali Fit Meals	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/21/2027	20.9	20.9	19.9	0.01%
^PB Market LLC dba Pure Barre	Educational Services	Term Loan	Prime plus 2.75%	11/21/2027	100.9	100.9	88.7	0.03%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^N Transport LLC	Truck Transportation	Term Loan	Prime plus 2.75%	11/20/2027	385.5	385.5	338.5	0.12%
^N Transport LLC	Truck Transportation	Term Loan	Prime plus 2.75%	11/20/2042	175.3	175.3	164.3	0.06%
^B Lam LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/20/2042	178.6	178.6	190.0	0.07%
^Maya Motel, LLC dba Town House Motel	Accommodation	Term Loan	Prime plus 2.75%	11/17/2042	56.2	56.2	61.2	0.02%
^TPE Midstream LLC, Dasham Company dba Sahm Co & S & S Ventures Inc.	Rental and Leasing Services	Term Loan	Prime plus 2.75%	11/17/2027	175.8	175.8	170.7	0.06%
^SSI Refrigerated Express Inc. and Robert M Stallone	Truck Transportation	Term Loan	Prime plus 2.75%	11/17/2027	59.4	59.4	53.4	0.02%
^Jacob's Towing, Inc.dba Jacob's Automotive Locksmith & Jacob's Auto Repair	Support Activities for Transportation	Term Loan	Prime plus 2.75%	11/17/2027	46.5	46.5	42.8	0.01%
^Southern Specialty Contractor, LLC & Ronald David Holbrook Jr.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/17/2027	49.3	49.3	43.7	0.02%
^H & H Hotshot Services, Inc.	Couriers and Messengers	Term Loan	Prime plus 2.75%	11/16/2027	65.1	65.1	59.7	0.02%
^Murf & Sons LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/16/2027	154.7	154.7	138.0	0.05%
^J R Wholesale Tires & Auto Center, LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/15/2042	13.3	13.3	14.5	0.01%
^Marcaco LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	11/15/2042	651.7	651.7	693.3	0.24%
^Auto Rx LLC,J&P Auto Repair Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/15/2042	193.3	193.3	209.2	0.07%
Paramount Dance Studios Inc. and Homestead Dance Supply	Educational Services	Term Loan	Prime plus 2.75%	10/14/2043	408.5	408.5	432.7	0.15%
^GFA International Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/13/2027	87.2	87.2	89.8	0.03%
^Wing King at the Gardens LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/10/2027	9.1	9.1	8.0	—%
^Linqserv Inc.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	11/9/2027	574.1	574.1	548.7	0.19%
^Hofgard & Co, Inc dba Hofgard Benefits and James Marsh	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	11/8/2027	13.8	13.8	12.1	—%
^JNP Delivery Inc	Couriers and Messengers	Term Loan	Prime plus 2.75%	11/7/2027	104.1	104.1	97.5	0.03%
^His Loving Hands Christian Academy, Inc.	Social Assistance	Term Loan	Prime plus 2.75%	11/6/2042	90.4	90.4	96.1	0.03%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Sterling Campbell Insurance Agency, Inc	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	11/3/2027	7.0	7.0	6.1	—%
^S & S Auto Body Shop Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/3/2042	162.6	162.6	175.5	0.06%
^Top Quality Dent Service LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/2/2027	5.6	5.6	4.9	—%
^Edge Studios Inc Radiant Yoga LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/1/2027	61.6	61.6	55.5	0.02%
^Rachael Reel dba Rachel Reel Insurance Age	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	10/31/2027	6.9	6.9	6.1	—%
^Berza TLG,LLC dba The Little Gym of Lake Charles	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/31/2027	39.2	39.2	35.1	0.01%
^The Five Lakes LLC	Educational Services	Term Loan	Prime plus 2.75%	10/30/2042	467.3	467.3	509.2	0.18%
^Die Hard Used Car Sales	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/30/2042	55.4	55.4	60.4	0.02%
^Blue Eagle Transport Inc, Golden Eagle Transport, Inc	Couriers and Messengers	Term Loan	Prime plus 2.75%	10/27/2027	34.7	34.7	31.4	0.01%
^Sage Oil LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	10/27/2027	9.2	9.2	8.2	—%
^Ashore Ventures Inc dba PuroClean Professional Restoration	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/27/2027	13.4	13.4	12.2	—%
^Cardinal Homes, Inc	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	10/27/2027	101.0	101.0	104.1	0.04%
^Suzie LLC dba Tony D's Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/25/2042	86.1	86.1	92.5	0.03%
^White Walker LLC dba Frenchette	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/25/2027	258.9	258.9	266.7	0.09%
^Grand Blanc Lanes, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/25/2027	13.9	13.9	14.3	—%
^Schafer Fisheries Inc	Food Manufacturing	Term Loan	Prime plus 2.75%	10/25/2027	32.3	32.3	33.3	0.01%
^Action Physical Therapy Yoga and Wellness Center Inc.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/24/2027	20.8	20.8	20.4	0.01%
^The Jig, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/24/2042	74.8	74.8	79.1	0.03%
^Florida Apnea Diagnostics LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/20/2027	146.5	146.5	131.1	0.05%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Looky Enterprises, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/18/2027	61.4	61.4	55.4	0.02%
^Island Refrigeration & AC Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/18/2042	138.6	138.6	144.3	0.05%
^H and K Dry Cleaning LLC, Quintero Shopping Center LLC, Aqua Laundry	Electronics and Appliance Stores	Term Loan	8%	10/17/2042	63.3	63.3	69.0	0.02%
^Blueridge Armor LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	10/17/2027	7.6	7.6	7.2	—%
^Albas Bar & Grill LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/13/2042	44.3	44.3	44.5	0.02%
^Cortez Landscaping, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/13/2027	17.7	17.7	16.5	0.01%
^Crawfordsville Fitness LLC dba Planet Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/13/2027	114.6	114.6	103.4	0.04%
^On Call Services LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	10/13/2027	16.6	16.6	17.1	0.01%
^JD Ventures LLC and JD Roof Co LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/12/2027	20.8	20.8	18.7	0.01%
^Pro Anderson, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/11/2027	49.9	49.9	44.5	0.02%
^Sandbox Ventures LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/11/2027	17.3	17.3	17.0	0.01%
^Eye Optique Inc.	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	10/5/2027	13.9	13.9	12.2	—%
^Becky Lou Corp dba Rent A Center	Rental and Leasing Services	Term Loan	Prime plus 2.75%	10/2/2027	84.2	84.2	78.9	0.03%
^Ains Holding Company LLC	Management of Companies and Enterprises	Term Loan	Prime plus 2.75%	10/2/2027	75.8	75.8	68.3	0.02%
^Dan Cline Transport Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	9/29/2030	948.9	948.9	864.6	0.30%
^Cagwin Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	9/29/2042	321.7	321.7	344.6	0.12%
^Sashshel Corporation	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/29/2042	209.1	209.1	227.7	0.08%
^Threads of Time LLC	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	9/29/2042	135.1	135.1	139.1	0.05%
^Harco Metal Products Inc	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	9/29/2042	483.3	483.3	479.2	0.17%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Miechella Suzette Decker	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/29/2042	98.4	98.4	107.1	0.04%
^Chicago American Manufacturing LLC, Dockside Steel Processing LLC	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/29/2042	1,230.3	1,230.3	1,289.0	0.45%
^Pets A Go Go LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/28/2042	195.5	195.5	206.8	0.07%
^Rhode Island Tennis Management LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2042	540.4	540.4	555.3	0.19%
^Nicholson Lumber Co Inc.	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/28/2030	202.9	202.9	204.5	0.07%
^Rhode Island Tennis Management LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2042	376.3	376.3	386.7	0.13%
^National Media Services, Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/28/2027	17.2	17.2	15.1	0.01%
^Complete Care IT LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/27/2027	13.5	13.5	11.8	—%
^Technologist Inc	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/27/2027	318.5	318.5	316.0	0.11%
^Rollins Construction & Trucking LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	9/26/2027	312.4	312.4	311.0	0.11%
^Inspirations Food Design, Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/26/2042	460.0	460.0	478.7	0.17%
^KB Waterjet Cutting LLC	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/22/2027	9.4	9.4	8.7	—%
^JPS Arthur Kill Rd Bakery Corp dba Aunt Butches of Brooklyn	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/22/2027	20.6	20.6	18.3	0.01%
^Magnation Corporation	Utilities	Term Loan	Prime plus 2.75%	9/22/2027	45.9	45.9	47.2	0.02%
^Sallee Pro-Custom Fabrication Shop LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/21/2027	8.3	8.3	8.5	—%
^Sound Manufacturing, Inc. & Monster Power Equipment, Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/20/2027	183.3	183.3	177.1	0.06%
^Alpha Preparatory Academy LLC	Social Assistance	Term Loan	Prime plus 2.75%	9/20/2042	159.7	159.7	163.6	0.06%
^CR Park Incorporated dba Define Body and Mind	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/20/2027	92.1	92.1	83.8	0.03%
^Denek Contracting Inc and Denek Leasing LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/20/2042	206.3	206.3	224.6	0.08%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Excel, RP Inc.	Machinery Manufacturing	Term Loan	Prime plus 2.75%	9/20/2027	91.7	91.7	86.3	0.03%
^Max Home Deliveries, Inc	Couriers and Messengers	Term Loan	Prime plus 2.75%	9/20/2027	74.1	74.1	69.1	0.02%
^Montessori Community School	Social Assistance	Term Loan	Prime plus 2.75%	9/20/2042	387.8	387.8	390.9	0.14%
^Imagine By Carleen, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/20/2027	6.9	6.9	6.8	—%
^NY Tent LLC & NY Tent Parent, LLC dba Tent Company of New York	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/20/2027	942.4	942.4	917.5	0.32%
^Alexander Pierce Corporation	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/20/2042	613.6	613.6	632.7	0.22%
^Commonwealth Diagnostics International, Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/20/2027	1,104.2	1,104.2	1,136.0	0.40%
^Insight Diagnostic Technologist Services	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/20/2027	278.4	278.4	254.6	0.09%
^Venus Pizza, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/20/2042	90.4	90.4	98.4	0.03%
^CIS BIG DOG, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/19/2027	56.9	56.9	58.1	0.02%
^Stone's Construction and Remodeling, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/19/2027	4.8	4.8	4.2	—%
^Party By Design Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/18/2042	1,190.5	1,190.5	1,216.5	0.42%
^Clark Realty LLC	Real Estate	Term Loan	Prime plus 2.75%	9/15/2027	58.6	58.6	54.8	0.02%
^Inglis Food Mart Inc.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/15/2027	20.6	20.6	21.0	0.01%
^Clinton Food Market LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	9/15/2042	257.9	257.9	266.7	0.09%
^Li Family Spokane LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/15/2042	377.8	377.8	402.2	0.14%
^Tarleton & Family Landscaping, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/15/2027	76.8	76.8	69.8	0.02%
^Alaska Motor Home Inc	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/13/2027	304.0	304.0	266.6	0.09%
^Nails By Mercede LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/13/2027	13.1	13.1	12.4	—%
^Fox Valley Rentals & Investments, LLC	Food Services and Drinking Places	Term Loan	Prime plus 3.75%	9/13/2027	6.9	6.9	7.0	—%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Town & Country Transportation Co. and Popco, LLC.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/12/2042	165.8	165.8	180.5	0.06%
^Rajbai Maa Inc. dba Nara Lounge	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/12/2042	381.9	381.9	383.4	0.13%
^Morgan Lynn Kerstetter dba Catherine School of Dance	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/11/2027	6.9	6.9	7.1	—%
^Health & Performance Center, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/11/2027	18.7	18.7	16.4	0.01%
^Foxtail, LLC and Tottly New Services Corp	Social Assistance	Term Loan	Prime plus 2.75%	9/8/2042	286.2	286.2	296.9	0.10%
^Desert Ribs, LLC and Famous Charlie, LLC and Famous Freddie, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/8/2042	1,233.2	1,233.2	1,206.1	0.42%
^Echelon Planning Group, LLC dba Echelon Financial Services and Echelon	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	9/8/2027	6.9	6.9	6.9	—%
^Crazy Beatz Productions LLC	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 3.75%	9/7/2027	4.9	4.9	4.6	—%
^South Fulton Landscape & Nursery, Inc.	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/7/2042	98.4	98.4	107.2	0.04%
^Dreaming Big Learning Center Inc	Social Assistance	Term Loan	Prime plus 2.75%	9/5/2042	364.1	364.1	377.4	0.13%
^Big Coop's Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	9/1/2027	91.7	91.7	87.9	0.03%
^Blue EagleTransport Inc, Greeneagle Transport Inc & Golden Eagle Transport	Couriers and Messengers	Term Loan	Prime plus 2.75%	8/31/2027	349.9	349.9	316.4	0.11%
^The Pink Alli, LLC dba The Alli	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	8/30/2027	16.4	16.4	15.0	0.01%
^Busby Outdoor LLC	Real Estate	Term Loan	Prime plus 2.75%	8/29/2042	540.2	540.2	506.6	0.18%
^Busby Outdoor LLC	Real Estate	Term Loan	Prime plus 2.75%	8/29/2042	687.6	687.6	644.9	0.22%
^Parlay Disributors LLC	Educational Services	Term Loan	Prime plus 2.75%	8/25/2027	102.5	102.5	91.4	0.03%
^Lake County Tow LLC	Support Activities for Transportation	Term Loan	Prime plus 2.75%	8/25/2042	85.9	85.9	88.5	0.03%
^InUSA Ventures Inc dba InUSA Services	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	8/24/2027	22.8	22.8	20.0	0.01%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Genuine Ventures LLC and Seaweed Ventures LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/24/2030	524.6	524.6	502.4	0.17%
^R & R Strength & Conditioning Corp dba Crossfit Light House Point	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/23/2042	81.1	81.1	88.3	0.03%
^Delicias de Minas Restaurant, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/22/2027	188.0	188.0	187.8	0.07%
^L&V Auto Sales, Inc.	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	8/21/2027	16.4	16.4	16.9	0.01%
^M.E. Interiors LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/21/2027	15.0	15.0	13.2	—%
^Damiano Global Corp	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/21/2027	20.5	20.5	19.7	0.01%
^Tier1 Solutions LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/18/2027	17.1	17.1	15.7	0.01%
^Tony Herring & Associates, Inc	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	8/17/2027	6.8	6.8	6.0	—%
^Chester's World Enterprise LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/16/2027	20.5	20.5	18.8	0.01%
^D'Amato & Sons Construction, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/11/2027	7.5	7.5	7.0	—%
^Roundhay Partners LLC and Roundhay Farming LLC	Crop Production	Term Loan	Prime plus 2.75%	8/8/2042	902.1	902.1	853.8	0.30%
^L & J Corporate Services Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/4/2027	6.8	6.8	6.0	—%
^Furniture Masters Limited Liability Company	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/3/2027	8.2	8.2	7.2	—%
^HMG Strategy LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/2/2027	45.5	45.5	39.9	0.01%
^Bowl Mor LLC dba Bowl Mor Lanes	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/31/2027	6.8	6.8	5.9	—%
^Hope Health Care, LLC	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	7/31/2027	9.5	9.5	8.3	—%
^Royal Blue Investments, Inc. and Cleland Pharmacy LLC	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	7/31/2042	51.9	51.9	55.6	0.02%
^Raffi's Inc dba Atlantic Auto Center	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/31/2027	12.9	12.9	13.1	—%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Sharon G McMillen, MA Psychologist, Inc.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/28/2027	16.8	16.8	14.8	0.01%
^HQTRONIC LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	7/27/2027	20.4	20.4	17.8	0.01%
^Oberon IT, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/26/2027	197.9	197.9	184.6	0.06%
^Gilles Peress Studio LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/25/2027	56.6	56.6	49.6	0.02%
^Obok LLC	Food Manufacturing	Term Loan	Prime plus 2.75%	7/21/2027	10.9	10.9	10.3	—%
^Ocean Trans LLC	Truck Transportation	Term Loan	Prime plus 2.75%	7/21/2027	33.9	33.9	29.7	0.01%
^Lil Tots' Learning Center LLC	Social Assistance	Term Loan	Prime plus 2.75%	7/21/2042	46.6	46.6	48.0	0.02%
^Matrix Z LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 3.75%	7/19/2027	6.8	6.8	7.1	—%
^Nova Solutions, Inc.	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	7/19/2027	22.6	22.6	22.6	0.01%
^Aitheras Aviation Group, LLC (OH) , Aitheras Aviation Group, LLC (FL)	Air Transportation	Term Loan	Prime plus 2.75%	7/18/2027	745.9	745.9	658.8	0.23%
^Wildflour Bakery & Cafe, LLC	Food Manufacturing	Term Loan	Prime plus 2.75%	7/17/2027	20.3	20.3	20.9	0.01%
^Koep Companies dba Pipestone True value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	7/14/2042	319.9	319.9	324.0	0.11%
^Florida Home and Kitchen LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/14/2027	10.9	10.9	9.5	—%
^Rocks Auto Exchange LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	7/13/2027	13.6	13.6	11.9	—%
^McCord Holdings, Inc. dba Fast Signs 176101	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/7/2027	17.0	17.0	15.2	0.01%
^Thrifty Market Inc dba Thrifty Foods	Food and Beverage Stores	Term Loan	Prime plus 2.75%	7/6/2027	92.9	92.9	85.5	0.03%
^The Country House Restaurant, LLC and Pelton Real Estate, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2042	48.9	48.9	53.3	0.02%
^Qycell Corporation	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/30/2027	68.5	68.5	71.0	0.02%
^J. T. O'Neill Company, L.L.C	Real Estate	Term Loan	Prime plus 2.75%	6/30/2027	13.5	13.5	12.4	—%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Hamilton & Associates Real Estate and Investments Firm LLC	Real Estate	Term Loan	Prime plus 2.75%	6/30/2042	52.9	52.9	56.9	0.02%
^New Chicago Wholesale Bakery Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	6/30/2027	13.5	13.5	13.5	—%
^BQRS, Inc. DBA Gresham Meineke Car Care Center	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/30/2027	56.1	56.1	52.6	0.02%
^JWH Designs, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/30/2027	95.4	95.4	88.1	0.03%
^Veola's Day Spa and Wellness Center Inc.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/30/2027	8.2	8.2	7.8	—%
^J&M Civil Construction Services LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/30/2027	89.9	89.9	83.0	0.03%
^Best Bees Company	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	6/29/2027	20.2	20.2	18.7	0.01%
^Stiegelbauer Associates Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2027	278.0	278.0	288.4	0.10%
^Oakhill Farms, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2030	93.1	93.1	98.0	0.03%
^Greensboro Plastic Surgical Associates, PA	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/29/2042	565.8	565.8	600.4	0.21%
^Malhame & Company Publishers & Importers Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/29/2027	80.9	80.9	74.8	0.03%
^Intellixion LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/29/2027	3.4	3.4	3.1	—%
^Ocean Trans LLC and Dehal Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	6/29/2027	541.1	541.1	499.8	0.17%
^Foxhop Fitness, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/28/2027	83.6	83.6	77.9	0.03%
^Akal Express Inc. dba Truck Trailer Service Stop	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/28/2042	58.7	58.7	64.1	0.02%
^Old Dominion Transportation Group, Inc.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	6/28/2027	909.2	909.2	855.7	0.30%
^Citibin, Inc.	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	6/27/2027	112.3	112.3	103.7	0.04%
^Auxiliary Systems Inc.,Sharrick Company, LLC & KMN, LLC	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	6/27/2030	228.3	228.3	236.6	0.08%
^WB Cleaners Inc. DBA $2.75 Cleaners	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/27/2027	14.7	14.7	15.3	0.01%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Ains Holding Company, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/26/2027	1,056.4	1,056.4	992.7	0.35%
^Four Seasons Laser Center Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/26/2042	213.6	213.6	227.6	0.08%
^Northern Industries, LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/23/2042	56.5	56.5	62.5	0.02%
^Rustic LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/23/2042	15.9	15.9	15.8	0.01%
^Vella Construction Enterprises, Inc. dba Vella Construction	Construction of Buildings	Term Loan	Prime plus 2.75%	6/23/2027	20.2	20.2	18.7	0.01%
^Birches Group, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/22/2027	44.9	44.9	41.5	0.01%
^Sanabi Investment ,,LLC dba Oscar's Moving and Storage	Truck Transportation	Term Loan	Prime plus 2.75%	6/20/2027	110.0	110.0	105.7	0.04%
^Scarlet Spartan Inc.dba FastSigns of Brighton	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/19/2027	50.0	50.0	47.0	0.02%
^Don G. Timpton DDS & Associates PA and Indsaad Properties,LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/16/2042	391.7	391.7	406.8	0.14%
^JAM Media Solutions, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/15/2027	56.1	56.1	51.8	0.02%
^All Regional Recyclers of Wood LLC dba ARROW, Superior Carting, LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/15/2042	304.0	304.0	321.8	0.11%
^Tele Tax Express Inc., El Rancho Paiso, LLC and Nestor Romero	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/14/2042	90.5	90.5	98.5	0.03%
^ESA 365 Corp and Lucathor Realty LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/14/2042	22.0	22.0	23.7	0.01%
^Susan Hughes dba Aloha Junction B and B	Accommodation	Term Loan	Prime plus 2.75%	6/14/2042	60.7	60.7	67.2	0.02%
^Hull's Kitchen, LLC and HK Too, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/14/2042	94.3	94.3	104.1	0.04%
^Yachting Solutions LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/12/2027	106.7	106.7	105.2	0.04%
^Refoleen Inc dba Spice and Tea Exchange	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/8/2027	3.2	3.2	2.9	—%
^Earth First Recycling, LLC and 191 Clark Road, LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/5/2027	338.0	338.0	347.6	0.12%
^Skydive California, LLC	Educational Services	Term Loan	Prime plus 2.75%	6/2/2027	50.1	50.1	51.9	0.02%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^SCW, LLC dba Arthur Murray Dance Studio	Educational Services	Term Loan	Prime plus 2.75%	6/2/2042	142.8	142.8	152.4	0.05%
^Speaker City, Inc.and Speaker Town, LLC dba Rollin Thunder	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/1/2042	44.6	44.6	48.2	0.02%
^Impact Grounds Maintenance and Design, Inc.dba Impact Landscaping and	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/31/2042	77.6	77.6	85.0	0.03%
^Funtime, LLC and Universal Entertainment Group LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/31/2027	59.2	59.2	55.4	0.02%
^Ricnet III, Inc. dba Edible Arrangements	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/31/2027	13.2	13.2	12.4	—%
^Haroon Baig,Inc.dba US1 Petrol	Gasoline Stations	Term Loan	Prime plus 2.75%	5/31/2042	257.8	257.8	285.3	0.10%
^Sage Oil LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	5/31/2027	20.1	20.1	18.7	0.01%
^Chet Lemon Enterprises LLC dba All American Sports	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/26/2042	774.0	774.0	856.5	0.30%
^Mitchell Auto Repair, LLC and and C&M Mitchell, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/26/2042	191.0	191.0	206.9	0.07%
^Eagle Wood Works LLC	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	5/26/2027	10.7	10.7	10.3	—%
^Hurricane Group, Inc.	Other Information Services	Term Loan	Prime plus 2.75%	5/26/2027	66.9	66.9	61.8	0.02%
^Swantown Inn & Spa LLC	Accommodation	Term Loan	Prime plus 2.75%	5/26/2042	124.2	124.2	136.4	0.05%
^Beyond Waves A Unique Salon LLC and Lori Ann Carlson	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/25/2027	13.4	13.4	12.5	—%
^Jung Design Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/25/2027	8.0	8.0	7.4	—%
^Locavore LLC dba Paloma Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/25/2027	44.6	44.6	42.3	0.01%
^Abdul Naushad MD PC dba Advanced Pain Centers	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/25/2042	384.6	384.6	418.5	0.15%
^Innovim, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/24/2027	300.9	300.9	277.9	0.10%
^Gill Express Inc. and Gill Express 2 LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/23/2042	330.9	330.9	350.4	0.12%
^Prestige Construction of Florida, LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	5/23/2042	328.6	328.6	344.2	0.12%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^GEM2K, LLC dba Precision Precast Group	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	5/19/2027	145.9	145.9	138.9	0.05%
^Hayden Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	5/19/2027	210.1	210.1	205.6	0.07%
^Tres K Deli,Grocery,Fruit and Meat Inc.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/19/2027	7.4	7.4	7.2	—%
^Iron Men Home Repair, Inc. and Ironmen House Lifting Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/19/2042	568.9	568.9	611.3	0.21%
^Enfield Tractor & Equipment Co	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/19/2027	264.6	264.6	264.9	0.09%
^PS Camping, Inc. dba Prospectors RV Resort	Accommodation	Term Loan	Prime plus 2.75%	5/19/2042	253.7	253.7	279.9	0.10%
^Mr. B's Bicycles & Mopeds, Inc.	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	5/18/2042	143.3	143.3	153.4	0.05%
^Waterford Plumbing Co, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/18/2027	44.6	44.6	41.7	0.01%
^Bay Car Wash LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2042	117.9	117.9	126.9	0.04%
^Computech Computers Inc.	Educational Services	Term Loan	Prime plus 2.75%	5/17/2027	44.6	44.6	41.2	0.01%
^Arco Electrical Contractors Inc. dba Arco Construction Group	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/16/2027	320.8	320.8	311.4	0.11%
^Batter & Company,LLC dba Batter Co. Dessert Collection	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/16/2027	47.9	47.9	45.0	0.02%
^5 Stars Learning Center Inc	Social Assistance	Term Loan	Prime plus 2.75%	5/16/2042	60.4	60.4	64.7	0.02%
^Band Sawn Lumber,LLC and Nathan Ryan Adams	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	5/15/2042	111.1	111.1	117.3	0.04%
^Sanderson Distribution Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	5/12/2027	9.4	9.4	8.7	—%
^Keys Armored Express, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/12/2027	35.7	35.7	34.0	0.01%
^SG Linke LLC	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	5/12/2027	74.2	74.2	77.0	0.03%
^B G F Bobby Q's Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/11/2027	6.7	6.7	6.8	—%
^Estelle Finkel Educational Associates,LLC	Educational Services	Term Loan	Prime plus 2.75%	5/11/2027	107.8	107.8	99.6	0.03%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Labmates,LLC	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	5/10/2027	89.2	89.2	89.1	0.03%
^NHS, LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/9/2027	78.9	78.9	75.3	0.03%
^1872 Rosecrans, LLC dba Goodbar	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/9/2027	57.0	57.0	52.9	0.02%
^NHS, LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/9/2042	21.4	21.4	21.8	0.01%
^Innovation Transport, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	5/9/2027	69.5	69.5	69.4	0.02%
^Arclay, LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	5/5/2030	137.1	137.1	134.3	0.05%
^Benchmark Building, Inc.	Construction of Buildings	Term Loan	Prime plus 2.75%	5/5/2027	20.1	20.1	18.5	0.01%
^Cable Management LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	5/3/2027	51.1	51.1	50.5	0.02%
^Fine Arts Center of Easley, Inc. dba Midtown Music	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	5/2/2042	114.0	114.0	126.1	0.04%
^Zahmel Restaurant Suppliers Corp dba Cash & Carry; Zahners Hardware	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	4/28/2027	79.6	79.6	74.2	0.03%
^Love and Glory Learning Center, Inc.	Social Assistance	Term Loan	Prime plus 2.75%	4/28/2042	76.1	76.1	80.9	0.03%
^Georgia Productions Services LLC	Rental and Leasing Services	Term Loan	Prime plus 2.75%	4/28/2027	80.8	80.8	78.3	0.03%
^JMA Inc. dba Primecut and Mezzo; Primecut at Marquee	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/27/2042	216.8	216.8	239.9	0.08%
^Sneads Ferry Foods, Inc. dba DQ Grill & Chill	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/27/2042	611.4	611.4	648.4	0.23%
^Asheville's Fun Depot, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/26/2027	77.4	77.4	80.3	0.03%
^Resident Research, LLC	Other Information Services	Term Loan	Prime plus 2.75%	4/24/2027	78.0	78.0	72.1	0.03%
^Getting Even LLC dba The Zoo Health Club	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/21/2027	6.6	6.6	6.3	—%
^Ralph's Hair Salon, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/21/2042	48.8	48.8	52.7	0.02%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^M.E. Interiors LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/20/2027	123.2	123.2	113.8	0.04%
^Condron Brothers LLC DBA Luv 2 Play	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/19/2027	105.8	105.8	101.5	0.04%
^Bloomer Machine & Fab, Inc and Dale Stertz Properties	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	4/13/2042	200.4	200.4	218.5	0.08%
^Carpeteria (Markarian) Co.	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	4/13/2027	117.4	117.4	120.8	0.04%
^Butternuts Beer and Ale LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	4/12/2027	65.3	65.3	67.7	0.02%
^Citizens Lanes, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/31/2042	608.5	608.5	672.7	0.23%
^Shelter Harbor Inn, Inc.	Accommodation	Term Loan	Prime plus 2.75%	3/31/2042	202.6	202.6	224.0	0.08%
^The Altitude Group, LLC and Core Home Security, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/31/2027	43.4	43.4	40.0	0.01%
^MIT LLC	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/31/2042	85.4	85.4	94.5	0.03%
^Bear Trail Lodge LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/31/2042	539.5	539.5	592.7	0.21%
^Landmark Ventures USA, Inc.	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	3/31/2027	165.0	165.0	152.2	0.05%
^Golden Hen Inc. dba Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/31/2027	57.0	57.0	53.1	0.02%
^Applied Integrated Technologies, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/31/2027	110.1	110.1	101.5	0.04%
^Signature Rooms, Inc dba Gallery Furniture	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	3/30/2042	484.1	484.1	533.5	0.19%
^KWG Industries LLC dba Peterson & Marsh Metal Industries	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/30/2027	26.4	26.4	26.9	0.01%
^Sea Smoke Barbeque, Corp and Danwen LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/30/2042	230.9	230.9	247.9	0.09%
^Schafer Fisheries Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	3/30/2042	242.4	242.4	268.0	0.09%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Discount Price, LLC dba Robert's Market	Gasoline Stations	Term Loan	Prime plus 2.75%	3/29/2042	201.4	201.4	217.7	0.08%
^Douglas K. Soderblom . dba Loma Linda Optometry	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/29/2027	88.0	88.0	84.3	0.03%
^Gauri Hospitality Group LLC dba Microtel Inns & Suites by Wyndham	Accommodation	Term Loan	Prime plus 2.75%	3/29/2042	1,031.5	1,031.5	1,136.2	0.40%
^First Sail Group Inc. and Omen Board Industires LLC	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/29/2027	17.6	17.6	17.1	0.01%
^H and H Hotshot Services, Inc. dba AA Hotshot & Logistics	Couriers and Messengers	Term Loan	Prime plus 2.75%	3/29/2030	89.6	89.6	84.1	0.03%
^New England Country Day School, Inc. and Thomas D. Walker	Social Assistance	Term Loan	Prime plus 2.75%	3/28/2042	362.6	362.6	388.6	0.14%
^American Pharmaceutical Innovation Company, LLC	Chemical Manufacturing	Term Loan	Prime plus 2.75%	3/28/2027	26.4	26.4	24.4	0.01%
^Pecos Entertainment LLC dba State Theater and Pecos Inn LLC	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	3/27/2042	400.7	400.7	443.0	0.15%
^Heil & Hornik LLC dba Elysium Tennis	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/27/2042	907.1	907.1	968.8	0.34%
^Robert Dixon PA dba Law Offices of Robert Dixon	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/24/2042	416.2	416.2	458.8	0.16%
^Ericon Inc. dba Quik Pik	Gasoline Stations	Term Loan	Prime plus 2.75%	3/24/2027	55.0	55.0	55.4	0.02%
^Executive Fitness & Nutrition Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/23/2027	18.0	18.0	18.4	0.01%
^Denton Bio Fuels LLC and American Bio Source LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/23/2027	52.1	52.1	50.3	0.02%
^Color Graphic Press, Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/23/2027	105.6	105.6	109.4	0.04%
^JBK Truck Trailer and Bus Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/23/2042	86.6	86.6	92.5	0.03%
^Baton Rouge Cargo Services Inc. and 6507 Westport, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	3/22/2042	628.0	628.0	683.9	0.24%
^Vehicle Safety Supply LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/21/2027	19.8	19.8	18.3	0.01%
^J Sivilis LLC dba Pet Wants	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/17/2027	10.8	10.8	10.2	—%
^Texcor, Inc.dba Texas Corral,Texas Coral Restaurants II, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/16/2027	264.0	264.0	273.5	0.10%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^The Purple Cow House of Pancake Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/16/2042	156.9	156.9	173.4	0.06%
^Reservoir International LLC	Educational Services	Term Loan	Prime plus 2.75%	3/16/2027	87.5	87.5	85.6	0.03%
^1MTX LLC and Sunrise Transportation and Logistics, LLC and Mustafa M	Truck Transportation	Term Loan	Prime plus 2.75%	3/13/2027	603.3	603.3	556.4	0.19%
^Dwayne Bernard Tate	Truck Transportation	Term Loan	Prime plus 2.75%	3/10/2027	9.2	9.2	8.9	—%
^Elegant Occasions, LLC dba E Productions	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/10/2042	575.3	575.3	616.6	0.21%
^E & P Holdings 1 LLC and Evans & Paul Unlimited Corp. and Evans & Paul	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	3/9/2027	109.9	109.9	103.2	0.04%
^Anthony LLC dba Star of Woodward Market	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/9/2042	112.5	112.5	124.3	0.04%
^Allegro Assisted Living Of Texas	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	3/6/2027	84.5	84.5	87.5	0.03%
^Robbie E. Bakery and Cafe LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/3/2027	56.4	56.4	52.0	0.02%
^Podium Auto Sales Inc and RRS Property, LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/3/2042	88.6	88.6	94.5	0.03%
^Weeping Willow Kennels, Inc and Aileen N Black	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2042	136.6	136.6	147.8	0.05%
^SSI Refrigerated Express Inc. and Robert M Stallone dba SSI Express	Truck Transportation	Term Loan	Prime plus 2.75%	2/28/2027	205.8	205.8	189.8	0.07%
^Getting Even LLC dba The Zoo Health Club	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2027	84.1	84.1	80.0	0.03%
^Total Document Solutions Inc and,TDS Services, LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	2/27/2030	285.1	285.1	279.5	0.10%
^McNally Enterprises Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	2/27/2027	56.8	56.8	54.0	0.02%
^Teracore Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/27/2027	143.0	143.0	131.9	0.05%
^B & J Bicycle Shop Inc.	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	2/24/2027	8.4	8.4	8.7	—%
^3W Enterprises LLC	Textile Product Mills	Term Loan	Prime plus 2.75%	2/24/2042	63.8	63.8	69.7	0.02%
^TMJ Pizza Mesa LLC dba Rosati's Pizza Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/24/2027	93.9	93.9	92.2	0.03%
^Victorian Restaurant and Tavern, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/22/2042	104.8	104.8	110.7	0.04%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^DER Services, LLC dba A.K.A. Sports	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	2/17/2042	39.1	39.1	43.2	0.02%
^Bike Slug, LLC, Bike Slug Holdings Inc. and Seven Rivers Group, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/17/2027	17.0	17.0	15.7	0.01%
^Ameritube, LLC and Ravone Properties, LLC	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	2/14/2042	180.7	180.7	199.8	0.07%
^R&S Barnes Enterprises, Inc. dba Massage Envy Spa	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/10/2027	81.9	81.9	76.2	0.03%
^Baton Rouge Cargo Services Inc. and 2808 Court Street, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	2/10/2042	241.3	241.3	262.9	0.09%
^Sushiya Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/10/2027	16.4	16.4	15.5	0.01%
^Maximo Canot dba Wash and Dry Laundrymat	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/10/2042	134.3	134.3	146.5	0.05%
^Marvic Enterprises Inc dba Jordan's Liquor	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/10/2042	213.6	213.6	231.6	0.08%
^Harrison Logging Company LLC	Forestry and Logging	Term Loan	Prime plus 2.75%	2/9/2027	92.8	92.8	89.3	0.03%
^8 Minute Oil Change Auto Repair & Tire Center and Jumir L.L.C.	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/7/2042	320.7	320.7	339.0	0.12%
^DBMS Consulting, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/1/2042	180.4	180.4	190.8	0.07%
^Brandco, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/31/2027	37.9	37.9	35.0	0.01%
^Chidlren's House Learning, Inc and Tarps Investment Group	Social Assistance	Term Loan	Prime plus 2.75%	1/31/2042	313.3	313.3	335.5	0.12%
^Fave Realty Inc.	Real Estate	Term Loan	Prime plus 2.75%	1/30/2042	53.1	53.1	57.3	0.02%
^Return to Excellence Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	1/27/2027	15.6	15.6	16.2	0.01%
^House of Bread & Coffee Corp dba Casa Do Pao	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/27/2042	169.9	169.9	176.2	0.06%
^ZMKNY Tires Inc dba Houston International Tires	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	1/27/2042	104.9	104.9	116.0	0.04%
^SRC Publishing LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	1/27/2027	19.5	19.5	18.0	0.01%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Fox Valley Rentals & Investments LLC and Brian M Tomaszewski	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/20/2042	41.4	41.4	44.1	0.02%
^Rhone Wolf Vineyard LLC, Goldline Brands Inc. and Myka Cellars, Inc.	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	1/19/2030	232.5	232.5	228.6	0.08%
^Jolibe LLC and Jolibe Atelier LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/18/2027	9.1	9.1	8.6	—%
^Eickmann Management Group LLC dba Jimmy Johns of Dundee	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/17/2027	86.4	86.4	88.2	0.03%
^Fullbro Trust dba Menemsha Blues	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	1/13/2027	19.5	19.5	20.2	0.01%
^Ramjay Inc.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	1/13/2027	389.8	389.8	375.4	0.13%
^Echelon Enterprises, Inc	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	1/10/2027	43.4	43.4	44.9	0.02%
^Fort Smith Wings Inc. dba Wing Stop	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/28/2026	16.8	16.8	16.0	0.01%
^Sand Hill Associates, Ltd. dba Charlie O's Tavern on the Point	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/27/2041	413.0	413.0	438.0	0.15%
^Joshua L. Baker	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	12/23/2026	13.5	13.5	12.5	—%
^Jacliff Investments Inc. dba International health Technologies	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	12/23/2026	107.5	107.5	99.0	0.03%
^Metropolitan Solutions Group Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/19/2041	267.1	267.1	278.2	0.10%
^Means Enterprises LLC dba FastFrame Frisco	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/16/2026	19.4	19.4	18.0	0.01%
^Soon Im. Chin dba Stan C-Store	Gasoline Stations	Term Loan	Prime plus 2.75%	12/15/2041	206.4	206.4	225.9	0.08%
^Sempco, Inc.	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/15/2041	40.8	40.8	45.1	0.02%
^New Chicago Wholesale Bakery, Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	12/15/2041	440.6	440.6	467.2	0.16%
^Ericon, Inc. dba Quik Pik	Gasoline Stations	Term Loan	Prime plus 2.75%	12/15/2041	323.2	323.2	344.9	0.12%
^White Hawk Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	12/15/2026	944.4	944.4	869.7	0.30%
^Elita 7, LLC	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	12/15/2041	692.2	692.2	749.9	0.26%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Allied Welding Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2041	729.8	729.8	771.5	0.27%
^Techni-Pro Institute LLC	Educational Services	Term Loan	Prime plus 2.75%	12/15/2026	163.7	163.7	154.2	0.05%
^Trison Enterprises Inc.dba Lee's Automotive	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/14/2041	395.9	395.9	426.4	0.15%
^D and E Hardware Co. and D and E Pump Sales and Service	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/14/2041	513.5	513.5	547.0	0.19%
^HMG Strategy, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/14/2026	43.0	43.0	39.6	0.01%
^Cardinal Homes Inc,.Alouette Holdings Inc.,Bret Berneche	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	12/14/2026	917.0	917.0	948.6	0.33%
^AGG Management Team LLC dba Chevron	Gasoline Stations	Term Loan	Prime plus 2.75%	12/14/2041	279.3	279.3	308.5	0.11%
^Cardinal Homes Inc. and Bret A Berneche	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	12/14/2041	117.8	117.8	129.9	0.05%
^Success Advertising Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/13/2041	453.2	453.2	496.5	0.17%
^Wayfarer Bicycle LLC	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	12/13/2041	89.9	89.9	94.4	0.03%
^Roast Beef Levittown LLC dba Arby's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/13/2026	280.5	280.5	290.2	0.10%
^Queen Express LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	12/13/2041	182.1	182.1	199.7	0.07%
^Mack Team Enterprises Inc.dba The UPS Store #6815	Couriers and Messengers	Term Loan	Prime plus 2.75%	12/9/2026	17.5	17.5	16.8	0.01%
^Myndshft Technologies LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/9/2026	666.6	666.6	633.9	0.22%
^Recycling Revolution, LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/9/2041	89.6	89.6	95.4	0.03%
^Imagine By Carleen Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/8/2041	51.0	51.0	54.6	0.02%
^New Life Hospital LLC	Hospitals	Term Loan	Prime plus 2.75%	12/8/2041	1,184.9	1,184.9	1,308.9	0.46%
^Hanson's Greeks LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/8/2026	9.7	9.7	10.0	—%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Lan Doctors, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/7/2026	212.0	212.0	216.0	0.08%
^Yachting Solutions LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/7/2029	64.5	64.5	64.5	0.02%
^The Lake Shore Hospitality Inc dba Dowagiac Baymont Inn & Suites	Accommodation	Term Loan	Prime plus 2.75%	12/5/2041	343.4	343.4	375.1	0.13%
^Lilo Holdings LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/5/2026	13.7	13.7	13.2	—%
^Noso Development LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	12/1/2026	64.5	64.5	59.4	0.02%
^Ericon, Inc.	Gasoline Stations	Term Loan	Prime plus 2.75%	12/1/2041	706.5	706.5	756.5	0.26%
^Sharaz Shah DBA Thomas Jewelers	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	11/30/2026	6.9	6.9	6.4	—%
^Imaginarium Foods LLC,	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2042	364.4	364.4	393.9	0.14%
^RD Management, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/30/2026	182.4	182.4	169.6	0.06%
^Pebble Wood Lane, LLC and Good Sam's Assisted Living Resiidence, LLC	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	11/30/2041	65.5	65.5	72.3	0.03%
^Studio Find It Georgia, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/30/2026	6.4	6.4	6.0	—%
^B4 Fitness LLC dba The Zoo Health Club	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/30/2026	19.2	19.2	18.3	0.01%
^Quick Ship, LLC	Couriers and Messengers	Term Loan	Prime plus 2.75%	11/30/2026	9.0	9.0	8.3	—%
^Access Staffing, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/29/2026	959.9	959.9	884.0	0.31%
^Usman Jalil, LLC dba Food Mart	Gasoline Stations	Term Loan	Prime plus 2.75%	11/29/2041	226.3	226.3	237.0	0.08%
^WPN Recycling Company LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/23/2026	19.2	19.2	19.9	0.01%
^Hafa Adai Signs and Graphics LLC dba Fastsigns of Auburn -#281901	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/23/2026	51.2	51.2	47.6	0.02%
^CRK Mens, LLC dba Spiff for Men	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/23/2026	91.2	91.2	85.3	0.03%
^Merchant Coterie, Inc.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	11/23/2026	107.0	107.0	98.5	0.03%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Broms Asset Management LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	11/22/2026	107.3	107.3	98.8	0.03%
^6E Technologies LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/22/2026	144.6	144.6	141.2	0.05%
^JBK Truck Trailer and Bus Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/22/2041	403.0	403.0	431.5	0.15%
^Bouquet Restaurant LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/22/2041	121.2	121.2	130.4	0.05%
^Skaggs RV Outlet LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/21/2026	85.3	85.3	88.3	0.03%
^Catherine Christine Morin dba Purr-Fect Pets	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/17/2026	16.0	16.0	14.7	0.01%
^Stratmar Systems Inc dba Stratmar Retail Services	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/16/2026	58.4	58.4	60.4	0.02%
^Hoosier Health Plus, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/15/2026	106.8	106.8	105.9	0.04%
^J. A. Kohlhepp Sons, Inc. dba Kohlhepp's True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/10/2026	172.8	172.8	176.6	0.06%
^J. A. Kohlhepp Sons, Inc. dba Kohlhepp's True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/10/2041	438.5	438.5	475.9	0.17%
^Panther Ironworks and Rigging Solutions LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/10/2026	129.1	129.1	125.4	0.04%
^Hackensack Steel Corporation and Luzerne Ironworks Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/10/2026	206.5	206.5	213.6	0.07%
^Rich's Food Stores LLC dba Hwy 55 of Wallace	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/9/2026	37.3	37.3	36.7	0.01%
^Dyer Properties, LLC and Bayview Pharmacy, Inc.	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	11/9/2041	233.0	233.0	247.0	0.09%
^Big Apple Entertainment Partners LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/9/2026	149.3	149.3	137.5	0.05%
^MIK LLC dba Firehouse Subs	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/9/2026	174.0	174.0	161.8	0.06%
^Fine Line Interiors, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/4/2041	71.2	71.2	78.6	0.03%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^131 Miles LLC and Ohm Shubh Laxmi, LLC. dba Mr Hero	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/3/2041	122.6	122.6	133.1	0.05%
^Veracruz Shabo, LLC, Waterfalls Quick Lube LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/1/2041	117.6	117.6	127.4	0.04%
^Glocecol LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/1/2026	64.0	64.0	66.2	0.02%
^Moolchan Enterprises LLC dba Staying Green	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2026	14.0	14.0	14.0	—%
^Bloomquist Communications Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2026	50.8	50.8	46.8	0.02%
^Middlesex Auto Sales Corp	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/31/2041	121.2	121.2	131.6	0.05%
^Woodstock Enterprises Corp dba True Scent Candle Co	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	10/31/2041	86.1	86.1	90.4	0.03%
^FibAire Communications, LLC	Telecommunications	Term Loan	Prime plus 2.75%	10/27/2026	91.6	91.6	89.0	0.03%
^Elite Structures Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/27/2029	203.9	203.9	208.6	0.07%
^Blakeslee Arpaia Chapman Inc and Chapman Construction Services LLC	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	10/24/2026	359.7	359.7	372.1	0.13%
^Worldwide Estate, Inc. dba Washington Heights Manor	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	10/21/2041	217.6	217.6	240.4	0.08%
^Gold Wind Logistics LLC	Truck Transportation	Term Loan	Prime plus 2.75%	10/20/2041	171.1	171.1	189.0	0.07%
^Speaker City, Inc. dba Rollin Thunder	Electronics and Appliance Stores	Term Loan	Prime plus 2.75%	10/14/2041	121.1	121.1	131.1	0.05%
^Maine Service Corp	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	10/13/2026	158.6	158.6	157.7	0.05%
^Justin Partlow	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	10/13/2026	16.5	16.5	15.2	0.01%
^Reliable Recovery Services LLC	Support Activities for Transportation	Term Loan	Prime plus 2.75%	10/7/2026	95.2	95.2	92.0	0.03%
^Ailky Corporation	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	10/3/2026	211.6	211.6	198.8	0.07%
^Wyspen Corporation dba Charlestown Ace	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	10/3/2026	30.5	30.5	28.1	0.01%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^MegaPhase, LLC	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	9/30/2026	125.7	125.7	126.9	0.04%
^Adelwerth Bus Corp.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2041	234.7	234.7	249.2	0.09%
^JJA Transportation Management Inc.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2026	44.0	44.0	40.4	0.01%
^Seaway LLC and Reklaw LLC dba Allure Lounge	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2041	132.6	132.6	146.4	0.05%
^Adelwerth Bus Corporation, Transportation Leasing Corp.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2029	581.3	581.3	589.7	0.21%
^Thunderdome Racing Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/29/2026	15.0	15.0	15.5	0.01%
^Graphics,Type and Color Enterprises Inc dba Clubflyers.com and GTC Med	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	9/28/2041	824.3	824.3	909.9	0.32%
^CD Game Exchange Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/28/2026	18.8	18.8	17.3	0.01%
^CNC Precision Machine, Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/28/2041	1,235.9	1,235.9	1,319.6	0.46%
^Beadon Inc	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/28/2026	18.8	18.8	19.5	0.01%
^Reynolds Fence & Guardrail Inc.	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/27/2026	527.4	527.4	527.8	0.18%
^Kyle M Walker DDS, PC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/27/2026	193.4	193.4	181.9	0.06%
^Luna Nueva LLC dba Bio Builders	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/27/2026	12.6	12.6	11.9	—%
^Luv 2 Play Nor Cal, LLC dba Luv 2 Play	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/27/2026	44.0	44.0	41.9	0.01%
^Sarah S Olelewe MD Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/26/2041	282.4	282.4	302.6	0.11%
^PeopleBest Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/26/2026	12.6	12.6	11.6	—%
^TPFC,LLC dbaThe Picture Frame Company	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/26/2041	56.7	56.7	60.8	0.02%
^Ridge Road Equestrian LLC dba Ricochet Ridge Ranch	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	9/26/2026	7.5	7.5	7.7	—%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Mr. Mulch, Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/23/2041	391.3	391.3	401.1	0.14%
^B4 Fitness LLC dba The Zoo Health Club	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/23/2026	73.3	73.3	69.6	0.02%
^Cuppiecakes LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/21/2041	21.7	21.7	23.2	0.01%
^Wrecking Crew Media LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/21/2026	41.9	41.9	38.5	0.01%
^Benoit's Towing and Recovery LLC	Support Activities for Transportation	Term Loan	Prime plus 2.75%	9/20/2026	10.1	10.1	9.3	—%
^Consulting Solutions Inc. and Mark Luciani	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/20/2026	18.8	18.8	18.7	0.01%
^Brittany Burns LLC dba Dreams Come True	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/19/2026	11.2	11.2	11.6	—%
^Eyncon LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/16/2041	48.2	48.2	52.0	0.02%
^The Merrin Group LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/15/2026	146.6	146.6	147.5	0.05%
^Rich's Food Stores LLC dba Hwy 55 of Wallace	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/14/2026	124.9	124.9	122.6	0.04%
^Atlantic Alarm Systems and Services LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/14/2026	12.9	12.9	12.2	—%
^Metropet Dog Center, Inc	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/13/2041	105.4	105.4	113.9	0.04%
^Marquis Cattle Company	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	9/13/2026	42.3	42.3	43.7	0.02%
^Bingham Enterprises, Inc and Full Belli Deli and Sausage Company	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/12/2041	79.6	79.6	83.9	0.03%
^SRA Mechanicial Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/6/2041	42.2	42.2	46.6	0.02%
^Sandia Enterprises Inc dba Massage Envy Spa	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/6/2026	52.4	52.4	48.1	0.02%
^Animal Intrusion Prevention Systems Holding Company, LLC dba Critter C	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/30/2026	104.2	104.2	97.7	0.03%
^Raem Corporation dba Dryclean Express	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/29/2041	69.8	69.8	76.6	0.03%
^Clark Realty LLC	Real Estate	Term Loan	Prime plus 2.75%	8/29/2041	73.3	73.3	80.9	0.03%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Warren Dale Warrington dba Custom Paint and Body	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/26/2041	97.5	97.5	105.8	0.04%
^TAGR Inc dba Miami Grill 137and John Nakis	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/26/2026	88.7	88.7	83.2	0.03%
^Albert Basse Associates Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	8/25/2026	51.3	51.3	53.0	0.02%
^Avery Management Inc. dba Whetstone Upholstery	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/25/2026	8.8	8.8	8.1	—%
^TR Companies LLC dba Liberty Rental 4 U	Rental and Leasing Services	Term Loan	Prime plus 2.75%	8/25/2026	74.8	74.8	68.8	0.02%
^Tabadesa Associates Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/25/2026	18.7	18.7	17.2	0.01%
^Rosmel Pools Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/25/2026	18.7	18.7	17.5	0.01%
^Sambella Holdings, LLC and Strike Zone Entertainment Center LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/24/2041	492.0	492.0	540.6	0.19%
^Luv 2 Play Temecula, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/15/2026	49.8	49.8	45.8	0.02%
^2 Cool Beans LLC dba Menchies's Frozen Yogurt	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/11/2026	68.5	68.5	63.0	0.02%
^Grayson O Company	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	8/10/2041	601.7	601.7	662.3	0.23%
^Paul Belanger dba Paul Belanger Landscaping	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/9/2026	12.5	12.5	11.5	—%
^Nicolette Reiser dba Comfort & Balance	Personal and Laundry Services	Term Loan	Prime plus 2.75%	7/29/2041	64.2	64.2	70.4	0.02%
^USA General Investment LLC dba Braniff Paint and Body Shop	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/29/2026	18.5	18.5	17.5	0.01%
^The Hungry Rhino LLC	Real Estate	Term Loan	Prime plus 2.75%	7/29/2041	73.3	73.3	78.4	0.03%
^303 Tower Drive LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/29/2041	384.7	384.7	419.2	0.15%
^Little Tree Huggers Child Care LLC	Social Assistance	Term Loan	Prime plus 2.75%	7/29/2041	134.6	134.6	148.5	0.05%
^Big Apple Entertainment Partners LLC dba Ripley's Believe It or Not	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/28/2026	247.1	247.1	227.2	0.08%
^676 Club LP dba The Green Door Tavern/The Drifter	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/28/2041	644.0	644.0	706.0	0.25%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^MacIver Corporation dba Division Camera	Rental and Leasing Services	Term Loan	Prime plus 2.75%	7/28/2026	1,028.7	1,028.7	1,021.7	0.36%
^Intrepid Trinity LLC	Nonstore Retailers	Term Loan	Prime plus 2.75%	7/28/2041	60.1	60.1	65.0	0.02%
^Apple Tree NC Inc dba Williams Farm & Garden Center	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	7/28/2041	326.8	326.8	347.1	0.12%
^EPEC Juice LLC dba Jamba Juice	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/27/2026	68.8	68.8	63.3	0.02%
^Pinco Pizza LLC dba Jet's Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/27/2026	60.8	60.8	62.5	0.02%
^Kidtastic LLC dba The Little Gym of Audubon	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/27/2026	46.7	46.7	43.0	0.01%
^JAG Unit 1, LLC dba Arooga's Grille House and Sports Bar	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/27/2026	103.0	103.0	94.7	0.03%
^The Grasso Companies, LLC and Grasso Pavement Maintenance, LLC	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	7/26/2026	75.1	75.1	72.8	0.03%
^My Sainath Inc dba Motel 6	Accommodation	Term Loan	Prime plus 2.75%	7/22/2041	293.5	293.5	320.5	0.11%
^Robert G Larson State Farm Insurance	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/22/2026	18.5	18.5	17.0	0.01%
^J and D Resources LLC dba Aqua Science	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2026	97.0	97.0	90.1	0.03%
^Robert P Daniels dba Ginger and Friend's Peppermint Village Gift Shop	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	7/18/2026	13.0	13.0	11.9	—%
^Franklin Firm LLC dba Luv 2 Play	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/15/2041	154.7	154.7	167.1	0.06%
^Jacob Rugs LLC dba Rugs Outlet	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	7/13/2026	54.1	54.1	55.8	0.02%
^Takeuchi Commercial Cleaning Services, LLC dba We Clean San Diego	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/13/2026	38.1	38.1	35.0	0.01%
^RM Hawkins LLC dba Pure Water Tech West	Nonstore Retailers	Term Loan	Prime plus 2.75%	7/7/2026	41.2	41.2	41.4	0.01%
^Dino Smiles Children's Cosmetic Dentistry	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/7/2026	11.7	11.7	11.0	—%
^Nevey's LLC dba Stark Food III	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/30/2041	283.0	283.0	319.4	0.11%
^P L H Pharmaco Inc dba Farmacia San Jose	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	6/30/2026	140.2	140.2	146.9	0.05%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Martin Inventory Management LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/30/2026	21.1	21.1	22.2	0.01%
^VMA Technologies LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/30/2026	18.4	18.4	18.2	0.01%
^Desert Tacos LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2026	82.8	82.8	85.1	0.03%
^Corning Lumber Company Inc and Frank R Close and Son Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/30/2029	170.9	170.9	182.5	0.06%
^WGI, LLC dba Williams Grant Inn	Accommodation	Term Loan	Prime plus 2.75%	6/29/2041	125.9	125.9	140.9	0.05%
^O.D.S. Inc dba Four Seasons Health & Racquet and Step 'N' Motion, Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/29/2026	114.3	114.3	114.5	0.04%
^KWG Industries, LLC dba Peterson & Marsh Metal Industries	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/29/2041	292.6	292.6	329.0	0.11%
^MaidPro Marin dba MaidPro	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/28/2026	14.3	14.3	14.2	—%
^E & P Holdings 1 LLC and Evans & Paul LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	6/28/2026	110.3	110.3	110.7	0.04%
^Edge Pest Control LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/27/2026	612.5	612.5	607.6	0.21%
^All Printing Solutions, Inc. dba Pryntcomm	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	6/27/2041	528.8	528.8	583.8	0.20%
^Island Time Investments, LLC dba Swantown Inn Bed & Breakfast	Accommodation	Term Loan	Prime plus 2.75%	6/24/2041	97.2	97.2	110.1	0.04%
^JumboMarkets Inc dba Rines Jumbomarkets	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/24/2026	40.8	40.8	40.5	0.01%
^Visual Advantage LLC dba Signs Now Perryberg	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/23/2041	87.6	87.6	97.7	0.03%
^Long Island Comedy LLC dba Governors and New York Comedy, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/23/2041	179.9	179.9	201.4	0.07%
^Shooting Sports Academy LLC and Jetaa LLC dba Shooting Sports Academy	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/23/2041	478.1	478.1	530.3	0.18%
^SNS of Central Alabama, LLC dba Steak N Shake dba Steak N Shake	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/21/2026	46.9	46.9	47.6	0.02%
^Evergreen Investment & Property Management LLC, Universal Kidney Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/20/2041	1,215.0	1,215.0	1,370.1	0.48%
^Bagelicious, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/17/2026	44.5	44.5	44.3	0.02%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^NKJ Lusby Donuts LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/16/2026	18.4	18.4	18.2	0.01%
^Winegirl Wines LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	6/16/2026	9.2	9.2	9.6	—%
^Blue Eagle Transport Inc, Greeneagle Transport Inc and Golden Eagle Transport	Couriers and Messengers	Term Loan	Prime plus 2.75%	6/16/2026	453.2	453.2	449.5	0.16%
^Jai-Alexia Consulting, Inc.	Couriers and Messengers	Term Loan	Prime plus 2.75%	6/15/2026	9.7	9.7	9.6	—%
^Pumpkin Patch Child Care of Southington, LLC and Giuseppe Pugliares	Social Assistance	Term Loan	Prime plus 2%	6/15/2041	492.2	492.2	524.6	0.18%
^Strag Industries LLC dba Meineke Car Care Center 841	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/15/2026	12.2	12.2	12.5	—%
^Luv 2 Play AZ LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/10/2026	51.1	51.1	53.3	0.02%
^Refoleen Inc dba Spice and Tea Exchange	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/10/2026	70.7	70.7	70.1	0.02%
^VBGB Uptown, LLC dba VBGB Beer Hall & Garden	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/8/2026	43.5	43.5	43.1	0.01%
^ScimTech Industries Inc dba Archer Aerospace	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	6/6/2026	9.8	9.8	9.7	—%
^Larry H. Patterson and Rainbow Movers, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	6/6/2026	18.4	18.4	18.3	0.01%
^Solvit Inc and Solvit North Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/3/2026	207.8	207.8	209.9	0.07%
^AP5 LLC dba Krauser's Food Store	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/2/2041	186.1	186.1	210.6	0.07%
^ATI Jet Inc	Air Transportation	Term Loan	Prime plus 2.75%	5/31/2026	419.1	419.1	422.9	0.15%
^Angelo Faia dba AVF Construction	Construction of Buildings	Term Loan	Prime plus 2.75%	5/27/2041	95.4	95.4	106.7	0.04%
^Premier Athletic Center of Ohio, Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/27/2026	70.8	70.8	74.2	0.03%
^Jack Frost Firewood Inc. and David Dubinsky	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/26/2041	197.6	197.6	220.4	0.08%
^Mersada Holdings LLC	Nonstore Retailers	Term Loan	Prime plus 2.75%	5/26/2026	273.5	273.5	286.7	0.10%
^Southwest Division Inc	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	5/26/2026	6.7	6.7	6.8	—%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^International Kitchen Supply LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/25/2026	151.2	151.2	153.1	0.05%
^Groth Lumber Co. Inc. dba True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/25/2026	18.2	18.2	19.1	0.01%
^Island Life Graphics Inc dba FASTSIGNS #576	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	5/24/2026	18.2	18.2	18.2	0.01%
^Powerspec Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/24/2026	70.7	70.7	70.2	0.02%
^Horseshoe Barbecue, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/23/2029	10.6	10.6	11.3	—%
^Elderfriend Inc dba Granny Nannies dba GN Live Scan	Social Assistance	Term Loan	Prime plus 2.75%	5/20/2026	10.3	10.3	10.2	—%
^National Air Cargo Holdings Inc	Air Transportation	Term Loan	Prime plus 2.75%	5/20/2026	1,014.0	1,014.0	1,061.5	0.37%
^Pro Auto Repair LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/20/2026	6.0	6.0	6.2	—%
^J&A Laundromat Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/18/2026	54.6	54.6	54.8	0.02%
^Dedicated Incorporated	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/18/2041	44.5	44.5	50.0	0.02%
^HBA LLC dba Palmetto Twist-Vista	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2026	15.7	15.7	15.7	0.01%
^Studio Find It Georgia Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/13/2026	18.2	18.2	18.3	0.01%
^FJN Catering Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/13/2041	251.8	251.8	285.0	0.10%
^Pumpkin Patch Inc and Christine Feliciano and Antonio Feliciano	Social Assistance	Term Loan	Prime plus 2.75%	5/12/2041	126.9	126.9	141.8	0.05%
^Sabir Inc. dba Bear Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/11/2041	118.7	118.7	133.8	0.05%
^Gator D'Lites LLC dba D'Lites Emporium	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/5/2026	18.2	18.2	18.1	0.01%
^Warner Home Comfort, LLC dba Smith Piping	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/29/2041	78.9	78.9	88.2	0.03%
^Marc S. Rosenberg P.C. dba Mammuth and Rosenberg	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/29/2026	18.1	18.1	17.9	0.01%
^Keller, Fishback & Jackson LLP	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/29/2026	104.5	104.5	109.5	0.04%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Euro Car Miami LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	4/29/2026	50.1	50.1	52.5	0.02%
^Hard Exercise Works Winter Park LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/29/2026	32.7	32.7	32.4	0.01%
^Alpha Omega Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	4/29/2041	168.3	168.3	190.7	0.07%
^May-Craft Fiberglass Products Inc	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	4/29/2041	236.7	236.7	268.2	0.09%
^Empowerschool LLC and Empower Autism Academy, LLC	Social Assistance	Term Loan	Prime plus 2.75%	4/29/2041	145.3	145.3	164.6	0.06%
^La Nopalera Mexicano 2, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/29/2026	0.2	0.2	0.2	—%
^Loriet LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	4/29/2026	6.0	6.0	6.0	—%
^Shepherd Appraisal Services LLC dba Property Damage Appraisers of Oklahoma	Real Estate	Term Loan	Prime plus 2.75%	4/28/2026	7.2	7.2	7.2	—%
^Pecos Inn LLC dba Econo Lodge	Accommodation	Term Loan	Prime plus 2.75%	4/28/2041	645.6	645.6	727.7	0.25%
^Costume World Inc	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	4/28/2041	1,197.2	1,197.2	1,356.7	0.47%
^Inner Beauty Salon and Suite LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/28/2041	62.2	62.2	70.3	0.02%
^Green Country Filter Manufacturing LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	4/27/2026	68.3	68.3	68.5	0.02%
^Accent Comfort Services, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/26/2026	72.2	72.2	71.6	0.02%
^Homecare Casa Rhoda 123 Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2%	4/26/2041	643.3	643.3	688.8	0.24%
^Automotive Core Recycling, LLC and 828 Old Colony Road, LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	4/22/2041	239.1	239.1	263.9	0.09%
^McIntosh Trail Management Services Organization Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/22/2041	407.1	407.1	461.3	0.16%
^AAA Mill Direct, Inc. dba Carpet Mill Outlets	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	4/21/2026	6.3	6.3	6.6	—%
^Jande Graphics LLC dba FastSigns #103201	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/21/2026	44.9	44.9	44.6	0.02%
^Miguel Fernando Borda, P.A. dba BGR Dental	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/15/2026	18.1	18.1	18.1	0.01%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Sushiya Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/12/2026	70.3	70.3	70.7	0.02%
^Sierra Foothill Cremation & Funeral Service, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/7/2026	42.5	42.5	42.1	0.01%
^Waterfalls Quick Lube LLC and Veracruz Shabo LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/6/2041	265.4	265.4	298.1	0.10%
^KNS Early Learning Academy LLC	Social Assistance	Term Loan	Prime plus 2.75%	4/6/2041	48.8	48.8	54.4	0.02%
^Men of Steel Enterprises LLC and Vogelbacher Properties LLC	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/31/2041	375.7	375.7	412.3	0.14%
^Vehicle Safety Supply LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/31/2026	17.9	17.9	17.7	0.01%
^Dana A. Farley dba Independent Cabinets	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	3/31/2041	64.4	64.4	72.9	0.03%
^Gill Express Inc and Blue Speed LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/31/2041	494.5	494.5	552.6	0.19%
^Christian Soderquist dba Soderquist Plumbing and Heating LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/31/2041	54.2	54.2	61.3	0.02%
^Duke's Cleaners Inc	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/31/2026	37.4	37.4	38.2	0.01%
^Cameo Carter, MD A Professional Corporation dba The Garden Pediatric Group	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/31/2026	59.6	59.6	59.1	0.02%
^NOSO Development, LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	3/30/2026	149.1	149.1	147.7	0.05%
^Wyldewood Cellars, Inc.	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	3/30/2041	960.1	960.1	1,060.0	0.37%
^Tom Sawyer Country Restaurant LLC and AM 3208 LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/30/2041	246.9	246.9	278.4	0.10%
^Beale Street Blues Company-West Palm Beach, LLC dba Lafayette’s-West Palm	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	3/30/2026	74.6	74.6	74.6	0.03%
^Gordon Rogers and Heidi Rogers dba Stone House Motor Inn	Accommodation	Term Loan	Prime plus 2.75%	3/30/2026	18.1	18.1	19.0	0.01%
^MTS Car Service LLC	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	3/30/2026	8.3	8.3	8.3	—%
^Barrocas Gym LLC dba Snap Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/29/2026	15.5	15.5	15.9	0.01%
^Lust for Life Footwear, LLC	Leather and Allied Product Manufacturing	Term Loan	Prime plus 2.75%	3/29/2026	298.2	298.2	295.3	0.10%
^Vinmar Inc. dba Locanda Portofino	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/29/2026	64.6	64.6	64.0	0.02%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Marathon Engineering Corporation	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	3/28/2041	43.0	43.0	48.3	0.02%
^PHCDC1 LLC dba Quarter + Glory and Public House Collective, Corp.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/28/2026	39.8	39.8	40.2	0.01%
^Revolution Physical Therapy LLC dba Apex Network Physical Therapy	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/25/2026	18.1	18.1	18.1	0.01%
^RCB Enterprises, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/25/2026	44.7	44.7	44.3	0.02%
^Excel RP Inc	Machinery Manufacturing	Term Loan	Prime plus 2.75%	3/25/2026	99.4	99.4	100.8	0.04%
^Flooring Liquidators Inc and Premier Flooring Yonkers Inc and Flooring	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/24/2026	39.7	39.7	41.5	0.01%
^ActKnowledge, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/24/2026	99.4	99.4	104.0	0.04%
^International Construction Inc	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	3/24/2041	47.8	47.8	53.3	0.02%
^Acton Hardware LLC and Mark Allgood & Jamie Allgood	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/24/2041	478.2	478.2	529.5	0.18%
^Magnation Corporation and Misha Family Trust	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/22/2041	96.9	96.9	109.7	0.04%
^growth.period LLC and Potomac Recruiting LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/21/2026	28.6	28.6	28.4	0.01%
^Precious Care LLC and Precious Care Management LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/21/2026	444.9	444.9	441.7	0.15%
^Media Capital Partners, Inc	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	3/21/2026	17.9	17.9	17.7	0.01%
^Kekoa Enterprises Inc dba Signarama Sandy	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/18/2026	39.4	39.4	39.0	0.01%
^Taylors Zinn Enterprises Inc dba Eons Auto Care Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/18/2041	77.1	77.1	87.1	0.03%
^ERT Group Inc and Curt's Tools Inspection Inc	Support Activities for Mining	Term Loan	Prime plus 2.75%	3/18/2041	1,197.6	1,197.6	1,336.4	0.46%
^Brian T Rice dba BD Logging	Forestry and Logging	Term Loan	Prime plus 2.75%	3/17/2026	1.5	1.5	1.5	—%
^K Soles Corp dba Max Collections	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/16/2026	17.9	17.9	17.7	0.01%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Evergreen Pallet LLC and Evergreen Recycle LLC	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	3/16/2026	912.8	912.8	921.6	0.32%
^LAN Doctors Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/16/2026	45.2	45.2	47.3	0.02%
^R & D Enterprises Inc dba My Pool Man	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/15/2026	39.8	39.8	39.4	0.01%
^HEWZ, LLC dba Hard Exercise Works	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/14/2026	17.8	17.8	17.7	0.01%
^Mustafa Inc and Raouf Properties LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/14/2041	71.6	71.6	80.8	0.03%
^Country Paint and Hardware Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/11/2026	69.5	69.5	69.4	0.02%
^ABCs & 123s Infant and Child Care Center LP	Social Assistance	Term Loan	Prime plus 2.75%	3/11/2026	8.9	8.9	8.9	—%
^Accuair Control Systems LLC dba Accuair Suspension	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	3/11/2026	119.3	119.3	119.1	0.04%
^Magill Truck Line LLC and Jeff J. Ralls	Truck Transportation	Term Loan	Prime plus 2.75%	3/11/2029	193.4	193.4	199.0	0.07%
^Dupre Capital LLC dba Fastsigns	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	3/11/2026	46.4	46.4	46.0	0.02%
^State Painting & Decorating Co., Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/10/2026	82.5	82.5	81.7	0.03%
^Step Up Academy of the Arts LLC	Educational Services	Term Loan	Prime plus 2.75%	3/9/2026	6.4	6.4	6.3	—%
^Faith Summit Supply Inc dba Summit Supply and Summit True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/9/2026	17.9	17.9	18.2	0.01%
^Swerve Salon LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/8/2026	62.8	62.8	62.2	0.02%
^J & W Hardwood Flooring Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/7/2026	6.0	6.0	5.9	—%
^Labmates LLC and POV Holdings LLC	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/4/2041	104.3	104.3	118.1	0.04%
^Hueston and Company CPA LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/4/2026	6.5	6.5	6.5	—%
^Almost Home Daycare LLC	Social Assistance	Term Loan	Prime plus 2.75%	3/3/2026	43.0	43.0	44.8	0.02%
^Miles of Smiles Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/2/2026	75.7	75.7	75.6	0.03%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Doxa Deo Inc dba Luv 2 Play	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2026	86.6	86.6	86.9	0.03%
^Powerpits CS1, LLC dba Pita Pit	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2026	14.8	14.8	14.9	0.01%
^Drug Detection Laboratories, Inc. and Minh Tran	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/28/2026	15.6	15.6	15.5	0.01%
^The River Beas, LLC dba Subway and Punam Singh	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2041	129.4	129.4	146.1	0.05%
^Living Essentials HVAC Corp	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/28/2026	11.8	11.8	11.8	—%
^Consulting Solutions, Inc. and Mark Luciani	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/28/2026	8.8	8.8	9.2	—%
^Aaradhya LLC dba Market Square Laundry	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/23/2026	63.0	63.0	62.4	0.02%
^Blackstones Hairdressing LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/23/2026	41.3	41.3	41.0	0.01%
^R & K Contracting Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/18/2026	12.5	12.5	13.1	—%
^B for Blonde, LLC dba Blo Blow Dry Bar	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/12/2026	49.5	49.5	49.0	0.02%
^Jersey Shore Marina & Boat Sales, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/12/2041	596.7	596.7	675.4	0.23%
^Gilmore Heights Dental Holdings, LTD and Chas Rob LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/12/2029	265.4	265.4	274.9	0.10%
^Ei3 Corporation	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/12/2026	257.6	257.6	269.5	0.09%
^Base USA, Inc.	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	2/2/2026	39.4	39.4	41.3	0.01%
^Zouk Ltd dba Palma	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/29/2026	17.6	17.6	18.4	0.01%
^SuzyQue's LLC dba SuzyQue's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/28/2026	17.6	17.6	18.4	0.01%
^Wildflour Bakery & Cafe LLC	Social Assistance	Term Loan	Prime plus 2.75%	1/28/2026	48.8	48.8	51.1	0.02%
^Tammy Lavertue	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	1/28/2026	8.8	8.8	9.1	—%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Gendron Funeral and Cremation Services, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/11/2041	105.8	105.8	119.7	0.04%
^Dolarian Realty LLC and OV's Restaurant Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/5/2041	64.5	64.5	73.1	0.03%
^Lemonberry Food Stores Inc dba Lemonberry Frozen Yogurt	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/29/2025	87.1	87.1	87.3	0.03%
^MCF Forte LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/29/2025	14.5	14.5	14.4	0.01%
^Bright Dialysis LLC and Ft Pierce Kidney Care LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/28/2025	967.3	967.3	957.5	0.33%
^Panditos LLC dba White Lotus Home	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/28/2025	12.3	12.3	12.2	—%
^V2 Tango LLC dba Palette 22	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/23/2025	193.5	193.5	193.6	0.07%
^800 on the Trax LLC and Matrix Z LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	12/23/2040	229.7	229.7	256.8	0.09%
^Ridge Road Equestrian LLC dba Ricochet Ridge Ranch Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/23/2040	97.3	97.3	109.0	0.04%
^Joyce Outdoor Advertising Chicago LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/22/2040	286.6	286.6	319.8	0.11%
^Premier Athletic Center of Ohio Inc. and Gates Investments and Wade Gates	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/22/2028	744.8	744.8	793.0	0.28%
^Hattingh Incorporated dba Prosthetic Care Facility	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2025	13.9	13.9	14.1	—%
^Jay Kevin Gremillion dba Dino Smiles Children's Cosmetic Dentistry	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/18/2025	58.0	58.0	57.9	0.02%
^Trip Consultants U.S.A. Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/18/2025	135.4	135.4	133.9	0.05%
^Accent Tag and Label Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	12/18/2040	629.4	629.4	704.6	0.25%
^Labmates LLC	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/18/2040	154.2	154.2	174.4	0.06%
^Abbondanza Market LLC dba Hampton Falls Village Market	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/18/2025	51.9	51.9	52.0	0.02%
^Learning Skills LLC and Christopher Shrope	Educational Services	Term Loan	Prime plus 2.75%	12/17/2025	8.4	8.4	8.3	—%
^Mustafa Inc dba Adiba Grocery	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/17/2025	80.7	80.7	84.3	0.03%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^New York Home Health Care Equipment, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/16/2025	758.9	758.9	789.8	0.27%
^Moments to Remember USA LLC dba Retain Loyalty	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/16/2025	58.0	58.0	59.5	0.02%
^Swalm Street LLC and New York Home Health Care Equipment LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/16/2040	363.0	363.0	408.8	0.14%
^JAG Unit 1, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2025	193.5	193.5	191.2	0.07%
^Abitino's JFK LLC dba Abitino's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2022	81.6	81.6	80.8	0.03%
^Evans & Paul LLC and E&P Holdings I LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2025	105.1	105.1	105.1	0.04%
^Basista Family Limited Partnership and UPE, Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/14/2040	325.1	325.1	363.4	0.13%
^DC Enterprises Ltd. dba Lakeview True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/14/2025	17.4	17.4	18.0	0.01%
^Alexandra Afentoulides dba Vi's Pizza Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/11/2040	28.1	28.1	31.8	0.01%
^AGR Foodmart Inc dba Nashua Road Mobil	Gasoline Stations	Term Loan	Prime plus 2.75%	12/11/2025	17.4	17.4	18.0	0.01%
^Cares, Inc dba Dumpling Grounds Day Care Center	Social Assistance	Term Loan	Prime plus 2.75%	12/10/2025	5.8	5.8	6.1	—%
^Custom Exteriors, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/9/2025	77.4	77.4	77.6	0.03%
^Sushiya, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/8/2025	84.2	84.2	84.5	0.03%
^My Jewels, LLC dba The UPS Store #6712	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/7/2025	27.4	27.4	27.1	0.01%
^LC Blvd Holdings LLC and Mt Pleasant Wash & Wax LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/4/2040	477.8	477.8	536.6	0.19%
^Tariq, LLC dba 76 Food Mart	Gasoline Stations	Term Loan	Prime plus 2.75%	12/2/2040	356.0	356.0	400.0	0.14%
^Hurshell Leon Dutton dba High Jump Party Rentals	Rental and Leasing Services	Term Loan	Prime plus 2.75%	11/30/2025	13.6	13.6	14.3	—%
^Japp Business Inc dba Pick and Eat and Japp Drink Corp.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/30/2025	95.9	95.9	96.7	0.03%
^Delta Aggregate, LLC	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	11/30/2025	83.9	83.9	87.7	0.03%
^Smokeyard Inc dba Smokeyard BBQ and Chop Shop	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/30/2025	95.8	95.8	95.5	0.03%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^State Painting and Decorating Co Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/25/2025	55.4	55.4	54.8	0.02%
^DWeb Studio, Inc.	Educational Services	Term Loan	Prime plus 2.75%	11/25/2025	8.6	8.6	8.5	—%
^Sambella Holdings, LLC and Strike Zone Entertainment Center LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/23/2040	738.3	738.3	832.8	0.29%
^Play and Learn Child Care and School Inc	Social Assistance	Term Loan	Prime plus 2.75%	11/23/2025	8.5	8.5	8.9	—%
^Ronny Ramirez RX Corp dba Naturxheal Family Pharmacy	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	11/20/2025	69.3	69.3	69.0	0.02%
^CNYP 717 Irondequoit LLC and CNYP 2002 Ontario LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/20/2040	232.4	232.4	255.2	0.09%
^S.B.B. Enterprises Inc dba Williamston Hardware	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/19/2040	102.8	102.8	113.0	0.04%
^Key Pix Productions Inc. dba Air Bud Entertainment	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	11/18/2040	597.3	597.3	675.5	0.24%
^E.S.F.P. LLC dba Volusia Van and Storage	Truck Transportation	Term Loan	Prime plus 2.75%	11/11/2025	68.2	68.2	68.1	0.02%
^Green Life Lawnscapes LLC dba Green Life Lawn Care	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/6/2025	105.6	105.6	109.8	0.04%
^JumboMarkets Inc dba Rines Jumbomarkets	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/4/2025	234.7	234.7	244.7	0.09%
^Bisson Transportation Inc dba I & R Associates and Document Secutiry	Truck Transportation	Term Loan	Prime plus 2.75%	10/30/2025	17.1	17.1	17.6	0.01%
^Top Cat Ready Mix, LLC, Ples Investments LLC, and Pappy's Sand and Gravel	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/28/2025	538.5	538.5	540.3	0.19%
^Windsor Direct Distribution LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	10/26/2025	10.8	10.8	10.7	—%
^Financial Network Recovery Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/26/2025	30.4	30.4	30.0	0.01%
^ADMO Inc dba Mid States Equipment	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	10/8/2025	17.1	17.1	17.0	0.01%
^Recycling Consultants, Inc. and Prairie State Salvage and Recycling Inc	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/30/2027	487.7	487.7	501.5	0.17%
^SCJEN Management Inc dba Bowl of Heaven	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2025	54.1	54.1	53.4	0.02%
^Accent Homes Services LLC dba Benjamin Franklin Plumbing of Kansas City	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/30/2028	55.1	55.1	58.1	0.02%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Barub Realty LLC and Barub LLC dba Woodlawn Cabinets	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	9/30/2040	135.0	135.0	152.5	0.05%
^R.H. Hummer Jr., Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	9/30/2025	292.1	292.1	302.3	0.11%
^Binky's Vapes LLC	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/30/2025	16.9	16.9	16.7	0.01%
^Greensward of Marco Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/28/2040	82.6	82.6	92.1	0.03%
^RIM Investments LLC and RIM Architects LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/28/2040	376.7	376.7	419.3	0.15%
^The Grasso Companies LLC and Grasso Pavement Maintenance LLC Veranda L	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/28/2025	387.2	387.2	403.7	0.14%
^Daniel W. Stark dba Mountain Valley Lodge and RV Park	Accommodation	Term Loan	Prime plus 2.75%	9/25/2040	12.7	12.7	14.4	0.01%
^Prestigious LifeCare for Seniors LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/25/2025	7.4	7.4	7.5	—%
^Sandlot Ventures LLC and Sandbox Ventures LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/25/2040	418.9	418.9	464.0	0.16%
^Yachting Solutions LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/25/2040	908.7	908.7	1,006.0	0.35%
^St Lawrence Hotel Corp and Oheka Catering Inc dba Quality Inn	Accommodation	Term Loan	Prime plus 2.75%	9/24/2040	590.0	590.0	659.8	0.23%
^Hagerstown Muffler, Inc. and JMS Muffler, Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/24/2040	311.5	311.5	351.9	0.12%
^Rutledge Enterprises Inc dba BLC Property Management	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/23/2040	58.5	58.5	65.5	0.02%
^J3K LLC dba Ronan True Value Hardware	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/23/2025	114.6	114.6	113.1	0.04%
^Finish Strong Inc dba FASTSIGNS St Peters	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	9/23/2025	37.6	37.6	37.1	0.01%
^Nova Solutions Inc	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	9/22/2040	302.1	302.1	337.9	0.12%
^Pine Belt Wood Products LLC	Forestry and Logging	Term Loan	Prime plus 2.75%	9/22/2040	154.6	154.6	168.5	0.06%
^IIoka Inc dba New Cloud Networks	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/21/2025	502.2	502.2	495.6	0.17%
^Sound Manufacturing Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/21/2025	37.5	37.5	37.8	0.01%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Vanderhoof LLC dba Soxfords	Apparel Manufacturing	Term Loan	Prime plus 2.75%	9/18/2025	11.9	11.9	11.8	—%
^MiJoy Inc dba Imo's Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/18/2025	6.2	6.2	6.1	—%
^Naeem Khan LTD	Apparel Manufacturing	Term Loan	Prime plus 2.75%	9/17/2025	94.0	94.0	92.7	0.03%
^Import Car Connection Inc dba Car Connection	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/16/2040	384.7	384.7	433.5	0.15%
^FirstVitals Health and Wellness Inc	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/15/2025	112.7	112.7	111.2	0.04%
^Almost Home Daycare LLC	Social Assistance	Term Loan	Prime plus 2.75%	9/11/2025	8.2	8.2	8.6	—%
^Gardner's Wharf Holdings LLC and Gardner's Wharf Seafood Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	9/8/2040	132.4	132.4	149.5	0.05%
^Empower Autism Academy	Social Assistance	Term Loan	Prime plus 2.75%	9/4/2040	646.7	646.7	730.6	0.25%
^Higher Grounds Community Coffeehouse, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/2/2025	6.2	6.2	6.2	—%
^The Camera House Inc	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	8/31/2025	929.6	929.6	947.0	0.33%
^LAN Doctors Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/28/2025	62.7	62.7	63.6	0.02%
^Elite Institute LLC dba Huntington Learning Center	Educational Services	Term Loan	Prime plus 2.75%	8/28/2025	11.3	11.3	11.2	—%
^J and K Fitness L.L.C. dba Physiques Womens Fitness Center	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2041	90.1	90.1	101.4	0.04%
^3000 CSI Property LLC and Consulting Solutions Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/20/2040	129.8	129.8	146.2	0.05%
^God Be Glorified Inc dba GBG Inc	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	8/20/2025	39.4	39.4	38.9	0.01%
^GDP Gourmet LLC dba Joe and John's Pizza Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/19/2040	136.9	136.9	152.8	0.05%
^Gold Jet Corp.	Couriers and Messengers	Term Loan	Prime plus 2.75%	8/14/2025	53.5	53.5	54.3	0.02%
^SKJ Inc dba Subway	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/13/2025	62.9	62.9	62.4	0.02%
^LP Industries Inc dba Childforms	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	7/29/2025	92.0	92.0	94.5	0.03%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Pauley Tree and Lawn Care Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/28/2025	48.3	48.3	48.8	0.02%
^Beale Street Blues Company-West Palm Beach LLC dba Lafayette's-West Palm	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	7/24/2025	48.8	48.8	48.9	0.02%
^Smart Artists Inc.	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	7/23/2025	16.6	16.6	16.4	0.01%
^Free Ion Advisors LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/21/2025	47.3	47.3	46.7	0.02%
^Murrayville Donuts, Inc dba Dunkin' Donuts	Food and Beverage Stores	Term Loan	Prime plus 2.75%	7/15/2040	330.7	330.7	366.5	0.13%
^Union 2 LLC dba The Standard	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/10/2025	74.6	74.6	76.0	0.03%
^Thrifty Market, Inc. dba Thrifty Foods	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/30/2030	225.1	225.1	240.1	0.08%
^Jonathan E Nichols and Nichols Fire and Security LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/30/2025	54.7	54.7	57.2	0.02%
^Anglin Cultured Stone Products LLC dba Anglin Construction	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/30/2025	205.4	205.4	212.0	0.07%
^Danny V, LLC dba Hugo's Taproom	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2040	38.6	38.6	43.8	0.02%
^BJ's Tavern LLC and BJ's Cabana Bar Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2040	199.5	199.5	227.3	0.08%
^Myclean Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/29/2025	11.6	11.6	11.9	—%
^Summit Beverage Group LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	8/29/2030	248.8	248.8	266.7	0.09%
^Advanced Skincare Medcenter Inc dba Advanced Skincare Surgery	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/29/2025	246.0	246.0	252.6	0.09%
^CEM Autobody LLC dba Dawn's Autobody	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/26/2040	127.4	127.4	144.7	0.05%
^SofRep, Inc dba Force 12 Media	Other Information Services	Term Loan	Prime plus 2.75%	6/26/2025	48.3	48.3	49.4	0.02%
^TJU-DGT Inc dba The Lorenz Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/26/2029	17.2	17.2	18.5	0.01%
^Jihan Inc dba ARCO AM/PM and Diana Inc dba Diana's Recycling	Gasoline Stations	Term Loan	Prime plus 2.75%	6/26/2040	356.7	356.7	405.9	0.14%
^E & G Enterprises LLC dba Comfort Keepers	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/26/2025	16.4	16.4	16.8	0.01%
^Ohs Auto Body, Inc. dba Ohs Body Shop	Repair and Maintenance	Term Loan	7.72%	6/25/2040	1,145.8	1,145.8	1,301.2	0.45%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Wolf Enviro Interests, LLC and Enviromax Services Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/25/2040	231.4	231.4	261.3	0.09%
^Evinger PA One, Inc. dba Postal Annex, Falcon	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/24/2025	16.4	16.4	17.0	0.01%
^RJI Services, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/23/2025	16.2	16.2	16.6	0.01%
^Real Help LLC dba Real Help Decorative Concrete	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/22/2025	38.7	38.7	40.6	0.01%
^PM Cassidy Enterprises, Inc. dba Junk King	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/19/2025	10.9	10.9	11.1	—%
^KRN Logistics, LLC and Newsome Trucking, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	6/19/2025	391.4	391.4	406.1	0.14%
^Inverted Healthcare Staffing of Florida LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/18/2025	44.7	44.7	45.7	0.02%
^Flooring Liquidators Inc and Flooring Liquidators of Mt Kisco LLC	Specialty Trade Contractors	Term Loan	6.75%	6/17/2025	316.5	316.5	332.0	0.12%
^AM PM Properties, LLC and AM PM Willington, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/17/2040	81.5	81.5	93.1	0.03%
^Bizzare Foods Inc dba Trooper Foods	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/12/2025	80.2	80.2	82.0	0.03%
^Anturio Marketing Inc dba Logic Consulting	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/12/2040	272.4	272.4	311.8	0.11%
^Mirage Plastering Inc and Mpire LLC and Mpire II LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/12/2040	130.3	130.3	146.3	0.05%
^Eldredge Tavern LLC dba Gonyea's Tavern	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/8/2040	52.8	52.8	60.4	0.02%
^Nicor LLC dba Fibrenew Sacramento	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/5/2022	7.8	7.8	7.9	—%
^ViAr Visual Communications, Inc. dba Fastsigns 281701	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/5/2025	45.2	45.2	46.5	0.02%
^Chitalian Fratelli LLC dba Francesca Brick Oven Pizza and Pasta	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/5/2025	11.4	11.4	11.7	—%
^Video Vault & Tanning LLC and Mosaic Salon LLC	Rental and Leasing Services	Term Loan	Prime plus 2.75%	6/4/2040	85.3	85.3	97.6	0.03%
^Medworxs LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/3/2025	91.1	91.1	93.4	0.03%
^XCESSIVE THROTTLE, INC dba Jake's Roadhouse	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2025	5.9	5.9	6.1	—%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Villela CPA PL	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/27/2025	6.5	6.5	6.7	—%
^Douglas Posey and Sally Watkinson dba Audrey's Farmhouse	Accommodation	Term Loan	Prime plus 2.75%	5/20/2040	163.2	163.2	186.2	0.06%
^15 McArdle LLC and No Other Impressions Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/15/2040	240.9	240.9	272.9	0.09%
^Guard Dogs MFS LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/8/2025	46.7	46.7	47.9	0.02%
^George S Cochran DDS Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/7/2025	93.8	93.8	96.0	0.03%
^South Park Properties LLC and Midlothian Hardware LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/6/2040	45.1	45.1	51.6	0.02%
^Matthew Taylor and Landon Farm LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/4/2040	94.4	94.4	106.2	0.04%
^Cares Inc dba Dumpling Grounds Day Care Center	Social Assistance	Term Loan	Prime plus 2.75%	5/1/2040	75.9	75.9	86.9	0.03%
^Orchid Enterprises Inc dba Assisting Hands of Sussex County	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/24/2025	10.7	10.7	11.0	—%
^Ragazza Restaurant Group, Inc. dba Bambolina	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/21/2025	12.9	12.9	13.3	—%
^Diamond Solutions LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	4/21/2025	14.6	14.6	15.0	0.01%
^Giacchino Maritime Consultants Inc	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/17/2025	16.1	16.1	16.5	0.01%
^Sound Coaching Inc	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	4/14/2025	31.7	31.7	32.5	0.01%
^Faramarz Nikourazm dba Car Clinic Center	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/3/2040	68.8	68.8	78.3	0.03%
^HAVANA CENTRAL NJ1, LLC dba Havana Central	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/31/2025	203.4	203.4	213.0	0.07%
^Advance Case Parts RE Holdings LLC and Advance Case Parts Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/31/2040	707.0	707.0	798.7	0.28%
^Mid-South Lumber Co. of Northwest Florida, Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/31/2040	400.2	400.2	451.7	0.16%
^Copper Beech Financial Group LLC	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	3/30/2025	88.3	88.3	91.5	0.03%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Delta Aggregate LLC	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	3/30/2025	72.3	72.3	75.7	0.03%
^Sunset Marine Resort LLC and GoXpeditions LLC and Lavon Gomes and Trac	Accommodation	Term Loan	Prime plus 2.75%	3/27/2040	281.7	281.7	322.0	0.11%
^Foresite Realty Partners LLC and Foresite Real Estate Holdings LLC	Real Estate	Term Loan	Prime plus 2.75%	3/27/2025	874.5	874.5	893.4	0.31%
^Shellhorn and Hill Inc dba Total Fleet Service	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/27/2040	967.3	967.3	1,091.8	0.38%
^Shorr Enterprises Inc dba New Design Furniture Manufacturers	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	3/27/2025	75.4	75.4	78.4	0.03%
^Joyce Outdoor Advertising NJ LLC and Joyce Outdoor Advertising LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/26/2040	50.4	50.4	57.6	0.02%
^Zero-In Media Inc	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	3/25/2025	15.9	15.9	16.2	0.01%
^Loriet LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/24/2025	8.5	8.5	8.7	—%
^Shelton Incorporated dba Mrs. Winners	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/20/2040	105.0	105.0	120.0	0.04%
^Jaymie Hazard dba Indigo Hair Studio and Day Spa	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/20/2040	40.1	40.1	45.5	0.02%
^R & R Security and Investigations Inc dba Pardners Lake Buchanan	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/19/2040	79.7	79.7	91.1	0.03%
^MMS Realty, LLC and Molecular MS Diagnostics LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/18/2040	150.0	150.0	170.2	0.06%
^Royal Crest Motors LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/16/2040	85.1	85.1	96.8	0.03%
^BND Sebastian Limited Liability Company and Sebastian Fitness LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/16/2040	161.0	161.0	183.5	0.06%
^Douglas Printy Motorsports, Inc. dba Blackburn Trike	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/9/2040	179.1	179.1	203.1	0.07%
^Luigi's on Main LLC and Luigi's Main Street Pizza Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/4/2025	7.9	7.9	8.3	—%
^Baystate Firearms and Training, LLC	Educational Services	Term Loan	Prime plus 2.75%	2/27/2025	44.2	44.2	45.2	0.02%
^Pace Motor Lines, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	2/26/2025	46.0	46.0	48.2	0.02%
^Kingseal LLC dba Desoto Health and Rehab Center	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	2/26/2040	1,190.4	1,190.4	1,360.8	0.47%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Nelson Financial Services LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/24/2025	8.7	8.7	8.9	—%
^Kiddie Steps 4 You Inc.	Social Assistance	Term Loan	Prime plus 2.75%	2/19/2040	57.8	57.8	65.5	0.02%
^Triangle Trash LLC dba Bin There Dump That	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	2/18/2025	51.9	51.9	53.7	0.02%
^Silva Realty Holdings, LLC and MF-Silva Enterprises, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/11/2040	159.9	159.9	181.2	0.06%
^740 Barry Street Realty LLC and Wild Edibles Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	2/10/2040	459.6	459.6	525.4	0.18%
^Kostekos Inc dba New York Style Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/6/2040	61.9	61.9	70.3	0.02%
^DuCharme Realty LLC and DuCharme Enterprises LLC	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	2/2/2040	210.1	210.1	237.7	0.08%
^Dean 1021 LLC dba Pure Pita	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/29/2025	59.4	59.4	61.0	0.02%
^Limameno LLC dba Sal's Italian Ristorante	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/23/2025	57.5	57.5	59.1	0.02%
^Palmabak Inc dba Mami Nora's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/22/2025	8.5	8.5	8.9	—%
^Jung Design Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/20/2022	4.3	4.3	4.3	—%
^Grand Blanc Lanes, Inc. and H, H and H, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/31/2039	123.5	123.5	140.9	0.05%
^Evans and Paul LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/30/2024	167.9	167.9	175.2	0.06%
^First Prevention and Dialysis Center, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/30/2024	204.0	204.0	212.4	0.07%
^Bowlerama Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/24/2039	1,117.6	1,117.6	1,276.1	0.44%
^The Lodin Group LLC and Lodin Health Imaging Inc dba Highlands Breast	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/23/2039	492.1	492.1	555.0	0.19%
^Thermoplastic Services Inc and Paragon Plastic Sheet, Inc	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	12/23/2039	464.0	464.0	529.8	0.18%
^Beale Street Blues Company-West Palm Beach, LLC dba Lafayette Music Hall	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/22/2024	128.1	128.1	131.9	0.05%
^MM and M Management Inc dba Pizza Artista	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/19/2025	32.8	32.8	33.7	0.01%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^B.S. Ventures LLC dba Dink's Market	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/19/2039	49.9	49.9	57.0	0.02%
^Will Zac Management LLC dba Papa John's	Food Services and Drinking Places	Term Loan	6.25%	12/19/2024	112.1	112.1	117.2	0.04%
^The Jewelers Inc. dba The Jewelers of Las Vegas	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	12/19/2024	851.7	851.7	870.1	0.30%
^B & W Towing, LLC and Boychucks Fuel LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/17/2039	152.6	152.6	172.7	0.06%
^All American Games, LLC and Sportslink - The Game, LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/10/2024	273.2	273.2	281.6	0.10%
^Kemmer LLC and Apples Tree Top Liquors LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/4/2039	130.0	130.0	146.9	0.05%
^Teamnewman Enterprises LLC dba Newmans at 988 and John H. Newman	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/25/2039	110.3	110.3	125.5	0.04%
^DeRidder Chiropractic LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/25/2024	8.9	8.9	9.3	—%
^Modern Manhattan LLC	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	11/25/2024	148.5	148.5	151.9	0.05%
^J&D Resources, LLC dba Aqua Science	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/21/2024	512.0	512.0	524.1	0.18%
^Legacy Estate Planning Inc dba American Casket Enterprises	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/21/2024	28.4	28.4	28.9	0.01%
^DC Real LLC and DC Enterprises LTD dba Lakeview True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/20/2039	111.1	111.1	126.5	0.04%
^Joey O's LLC and Jennifer Olszewski	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/7/2024	0.6	0.6	0.6	—%
^Heartland American Properties LLC and Skaggs RV Outlet LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/31/2039	442.8	442.8	503.8	0.18%
^Seelan Inc dba Candleridge Market	Gasoline Stations	Term Loan	Prime plus 2.75%	10/27/2039	83.7	83.7	94.8	0.03%
^Navdeep B Martins and Busy Bubbles LLC dba Wishy Washy	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/24/2039	82.4	82.4	93.1	0.03%
^One Hour Jewelry Repair Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/14/2024	13.7	13.7	14.0	—%
^Return to Excellence, Inc. dba The Waynesville Inn Golf & Spa	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/10/2039	1,173.5	1,173.5	1,339.9	0.47%
^Sound Manufacturing Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/10/2024	124.7	124.7	128.3	0.04%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^DNT Storage and Properties LLC	Real Estate	Term Loan	Prime plus 2.75%	10/10/2039	94.1	94.1	107.2	0.04%
^Smith Spinal Care Center P.C. and James C. Smith	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/8/2039	55.5	55.5	63.1	0.02%
^Doctors Express Management of Central Texas LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/8/2024	32.4	32.4	33.9	0.01%
^Michael Rey Jr. and Lynn J. Williams and GIG Petcare dba Hickory	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/3/2039	114.0	114.0	129.9	0.05%
^Sumad LLC dba BrightStar Care of Encinitas	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/2/2024	35.5	35.5	37.1	0.01%
^Roccos LLC and Sullo Pantalone Inc dba Rocco's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2039	235.9	235.9	266.8	0.09%
^Gordon E Rogers dba Stonehouse Motor Inn	Accommodation	Term Loan	Prime plus 2.75%	9/26/2039	53.0	53.0	60.5	0.02%
^North Columbia LLC and Loop Liquor and Convenience Store LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/24/2039	146.9	146.9	167.1	0.06%
^6 Price Avenue, LLC and Pauley Tree & Lawn Care, Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/24/2039	432.6	432.6	486.3	0.17%
^Andrene's LLC dba Andrene's Caribbean Soul Food Carry Out	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/23/2024	19.1	19.1	19.4	0.01%
^Ryan Crick and Pamela J. Crick and Crick Enterprises Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2039	134.2	134.2	153.1	0.05%
^Modern Leather Goods Repair Shop Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2024	38.2	38.2	38.9	0.01%
^Animal Intrusion Prevention Systems Holding Company, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/15/2024	180.1	180.1	185.4	0.06%
^Tavern Properties LLC and Wildwood Tavern LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/15/2039	394.7	394.7	448.5	0.16%
^Indy East Smiles Youth Dentistry LLC dba Prime Smile East	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/11/2024	415.6	415.6	423.5	0.15%
^B&P Diners LLC dba Engine House Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/10/2024	52.8	52.8	53.7	0.02%
^Delta Aggregate LLC	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	8/28/2039	859.0	859.0	979.7	0.34%
^Orange County Cleaning Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/27/2024	9.4	9.4	9.6	—%
^Lamjam LLC, Goldsmith Lambros Inc	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	8/27/2024	88.4	88.4	92.2	0.03%
^Qycell Corporation	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	8/26/2024	78.5	78.5	81.1	0.03%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Atlas Auto Body Inc dba Atlas Auto Sales	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/22/2039	47.5	47.5	53.8	0.02%
^Alpha Preparatory Academy LLC	Social Assistance	Term Loan	Prime plus 2.75%	8/15/2039	134.3	134.3	153.1	0.05%
^Katie Senior Care LLC dba Home Instead Senior Care	Social Assistance	Term Loan	Prime plus 2.75%	8/15/2024	80.8	80.8	82.2	0.03%
^Hamer Road Auto Salvage, LLC and Scott T. Cook and Nikki J. Cook	Motor Vehicle and Parts Dealers	Term Loan	6%	8/8/2039	176.0	176.0	200.8	0.07%
^Almost Home Property LLC and Almost Home Daycare LLC	Social Assistance	Term Loan	Prime plus 2.75%	8/7/2039	677.8	677.8	771.8	0.27%
^AGV Enterprises LLC dba Jet's Pizza #42	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2024	35.2	35.2	36.0	0.01%
^iFood, Inc. dba Steak N Shake	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2024	253.5	253.5	261.8	0.09%
^575 Columbus Avenue Holding Company, LLC and LA-ZE LLC dba EST EST EST	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/30/2039	19.4	19.4	22.1	0.01%
^Honeyspot Investors LLP and Pace Motor Lines Inc	Truck Transportation	Term Loan	Prime plus 2.75%	7/24/2039	137.8	137.8	157.1	0.05%
^Miss Cranston Diner II, LLC and Miss Cranston II Realty LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/17/2039	93.8	93.8	106.6	0.04%
^Lisle Lincoln II Limited Partnership dba Lisle Lanes LP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/30/2024	63.3	63.3	66.2	0.02%
^iFood, Inc. dba Steak N Shake	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2039	579.0	579.0	662.6	0.23%
^Honeyspot Investors LLP and Pace Motor Lines Inc	Truck Transportation	Term Loan	Prime plus 2.75%	6/30/2039	803.5	803.5	924.8	0.32%
^AMG Holding, LLC and Stetson Automotive, Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/30/2039	190.9	190.9	219.7	0.08%
^Zinger Hardware and General Merchant Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	7.25%	6/26/2024	43.8	43.8	45.8	0.02%
^JPM Investments LLC and Carolina Family Foot Care P.A.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/26/2039	129.6	129.6	148.9	0.05%
^Nikobella Properties LLC and JPO Inc dba Village Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/25/2039	444.1	444.1	510.3	0.18%
^Big Sky Plaza LLC and Strickland, Incorporated dba Livingston True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/20/2039	214.0	214.0	245.9	0.09%
^Nirvi Enterprises LLC dba Howard Johnson / Knights Inn	Accommodation	Term Loan	Prime plus 2.75%	6/17/2039	843.8	843.8	971.2	0.34%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Sico & Walsh Insurance Agency Inc and The AMS Trust	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	6/6/2039	85.5	85.5	98.4	0.03%
^Sujata Inc dba Stop N Save Food Mart and Dhruvesh Patel	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/3/2024	14.3	14.3	14.9	0.01%
^Long Island Barber Institute Inc	Educational Services	Term Loan	Prime plus 2.75%	6/2/2039	50.9	50.9	58.4	0.02%
^CJR LLC and PowerWash Plus, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/30/2024	33.1	33.1	34.7	0.01%
^Pocono Coated Products, LLC	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/30/2024	14.1	14.1	14.8	0.01%
^Wilton Dental Care P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/29/2024	81.9	81.9	84.9	0.03%
^EGM Food Services Inc dba Gold Star Chili	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2024	12.3	12.3	12.7	—%
^Jonesboro Health Food Center LLC	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	5/27/2024	38.7	38.7	40.1	0.01%
^Hae M. and Jin S. Park dba Buford Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/15/2039	151.7	151.7	173.9	0.06%
^The River Beas LLC and Punam Singh	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/8/2039	82.9	82.9	95.2	0.03%
^AS Boyals LLC dba Towne Liquors	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/29/2039	99.4	99.4	114.4	0.04%
^Gerami Realty, LC, Sherrill Universal City Corral, LP dba Golden	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/23/2027	58.1	58.1	62.1	0.02%
^Complete Body & Paint, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/23/2039	19.0	19.0	21.9	0.01%
^Island Wide Realty LLC and Long Island Partners, Inc.	Real Estate	Term Loan	Prime plus 2.75%	4/22/2039	94.8	94.8	109.1	0.04%
^Wilshire Media Systems Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/17/2024	115.0	115.0	119.4	0.04%
^1899 Tavern & Tap LLC and Ale House Tavern & Tap LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/9/2039	124.6	124.6	143.3	0.05%
^Hodges Properties LLC and Echelon Enterprises Inc dba Treads Bicycle	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	3/31/2039	409.2	409.2	469.9	0.16%
^Dantanna's Tavern LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2024	103.3	103.3	107.4	0.04%
^Little People's Village II LLC and Iliopoulos Realty LLC	Social Assistance	Term Loan	Prime plus 2.75%	3/31/2039	84.4	84.4	96.6	0.03%
^Little People's Village II LLC and Iliopoulos Realty LLC	Social Assistance	Term Loan	Prime plus 2.75%	3/31/2039	93.2	93.2	106.6	0.04%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Eagle Aggregate Transportation, LLC and Eagle Pneumatic Transport LLC	Truck Transportation	Term Loan	Prime plus 2.75%	3/31/2024	430.2	430.2	448.9	0.16%
^Kemmer, LLC and Pitts Package Store, Inc.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/31/2039	108.2	108.2	123.5	0.04%
^Lake Area Autosound LLC and Ryan H. Whittington	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	7/28/2039	115.7	115.7	133.0	0.05%
^Knowledge First Inc dba Magic Years of Learning and Kimberly Knox	Social Assistance	Term Loan	Prime plus 2.75%	3/21/2039	133.3	133.3	152.7	0.05%
^636 South Center Holdings, LLC and New Mansfield Brass and Aluminum Co	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	3/20/2039	71.9	71.9	82.6	0.03%
^Cormac Enterprises and Wyoming Valley Beverage Incorporated	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/20/2039	101.1	101.1	116.2	0.04%
^Kinisi, Inc. dba The River North UPS Store	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/18/2024	13.1	13.1	13.7	—%
^Tortilla King Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	3/14/2039	42.2	42.2	48.5	0.02%
^Tortilla King, Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	3/14/2029	824.3	824.3	889.8	0.31%
^Bowl Mor, LLC dba Bowl Mor Lanes / Spare Lounge, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/13/2039	203.7	203.7	234.1	0.08%
^R & R Boyal LLC dba Cap N Cat Clam Bar and Little Ease Tavern	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/28/2039	379.8	379.8	435.5	0.15%
^Summit Beverage Group LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	2/28/2024	211.5	211.5	220.4	0.08%
^952 Boston Post Road Realty, LLC and HNA LLC dba Styles International	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2039	192.0	192.0	219.9	0.08%
^Choe Trade Group Inc dba Rapid Printers of Monterey	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	2/28/2024	96.1	96.1	100.3	0.03%
^Faith Memorial Chapel LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2039	195.1	195.1	223.5	0.08%
^96 Mill Street LLC, Central Pizza LLC and Jason Bikakis George Bikaki	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/12/2039	128.8	128.8	148.0	0.05%
^JWB Industries, Inc. dba Carteret Die Casting	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	2/11/2024	168.9	168.9	175.0	0.06%
^986 Dixwell Avenue Holding Company, LLC(EPC) and Mughali Foods, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/7/2039	90.5	90.5	103.9	0.04%
^Awesome Pets II Inc dba Mellisa's Pet Depot	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	2/7/2024	50.8	50.8	52.7	0.02%
^Sarah Sibadan dba Sibadan Agency	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	1/27/2039	117.4	117.4	134.9	0.05%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Icore Enterprises Inc dba Air Flow Filters Inc	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	1/15/2024	12.9	12.9	13.5	—%
^Nutmeg North Associates LLC, Steeltech Building Products Inc	Construction of Buildings	Term Loan	Prime plus 2.75%	12/31/2038	830.5	830.5	950.2	0.33%
^KK International Trading Corporation	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/23/2028	146.3	146.3	158.1	0.06%
^Kurtis Sniezek dba Wolfe's Foreign Auto	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/20/2038	80.5	80.5	92.4	0.03%
^PLES Investements, LLC and John Redder, Pappy Sand & Gravel, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/19/2038	502.8	502.8	573.5	0.20%
^TAK Properties LLC and Kinderland Inc	Social Assistance	Term Loan	Prime plus 2.75%	12/18/2038	367.1	367.1	420.5	0.15%
^TOL LLC dba Wild Birds Unlimited	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	12/13/2023	10.9	10.9	11.3	—%
^920 CHR Realty LLC, V. Garofalo Carting Inc	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	12/10/2038	379.3	379.3	435.5	0.15%
^DKB Transport Corp	Truck Transportation	Term Loan	Prime plus 2.75%	12/5/2038	125.7	125.7	144.3	0.05%
^Firm Foundations Inc David S Gaitan Jr and Christopher K Daigle	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/3/2038	94.4	94.4	107.7	0.04%
^Spectrum Development LLC and Solvit Inc & Solvit North, Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/2/2023	235.8	235.8	244.0	0.08%
^BVIP Limousine Service LTD	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	11/27/2038	69.1	69.1	79.3	0.03%
^Wallace Holdings LLC, GFA International Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.5%	11/25/2023	71.9	71.9	74.5	0.03%
^AcuCall LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/21/2023	8.9	8.9	9.2	—%
^Kids in Motion of Springfield LLC dba The Little Gym of Springfield IL	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/18/2023	26.5	26.5	27.4	0.01%
^Yousef Khatib dba Y&M Enterprises	Wholesale Electronic Markets and Agents and Brokers	Term Loan	Prime plus 2.75%	11/15/2023	43.4	43.4	44.8	0.02%
^Howell Gun Works LLC	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	11/14/2023	2.7	2.7	2.8	—%
^Polpo Realty, LLC, Polpo Restaurant, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/6/2038	56.3	56.3	64.6	0.02%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Twinsburg Hospitality Group LLC dba Comfort Suites	Accommodation	Term Loan	Prime plus 2.75%	10/31/2038	853.9	853.9	977.5	0.34%
^Mid-Land Sheet Metal Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/31/2038	124.1	124.1	142.4	0.05%
^Master CNC Inc & Master Properties LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2038	538.0	538.0	614.7	0.21%
^Janice B. McShan and The Metropolitan Day School, LLC	Social Assistance	Term Loan	Prime plus 2.75%	10/31/2023	24.9	24.9	26.0	0.01%
^1 North Restaurant Corp dba 1 North Steakhouse	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/31/2038	191.6	191.6	219.8	0.08%
^Clairvoyant Realty Corp. and Napoli Marble & Granite Design, Ltd	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/24/2038	133.6	133.6	153.4	0.05%
^Greenbrier Technical Services, Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/24/2023	117.5	117.5	122.4	0.04%
^First Steps Real Estate Company, LLC and First Steps Preschool	Social Assistance	Term Loan	Prime plus 2.75%	9/30/2038	87.8	87.8	100.2	0.03%
^Lenoir Business Partners LLC, LP Industries, Inc dba Childforms	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	265.5	265.5	304.2	0.11%
^LP Industries, Inc dba Childforms	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	108.2	108.2	124.1	0.04%
^Cencon Properties LLC and Central Connecticut Warehousing Company, Inc	Warehousing and Storage	Term Loan	Prime plus 2.75%	9/30/2038	310.2	310.2	355.7	0.12%
^Discount Wheel and Tire of Broken Bow Inc	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/30/2038	201.2	201.2	230.0	0.08%
^Mitchellville Family Dentistry, Dr. Octavia Simkins-Wiseman DDS PC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/27/2038	301.3	301.3	344.8	0.12%
^Gabrielle Realty, LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	9/27/2038	681.1	681.1	778.4	0.27%
^Eastside Soccer Dome, Inc .	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2038	416.9	416.9	478.0	0.17%
^Anthony C Dinoto and Susan S P Dinoto and Anthony C Dinoto Funeral Homes	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/26/2038	89.9	89.9	103.1	0.04%
^Southeast Chicago Soccer, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2038	46.0	46.0	52.8	0.02%
^Kiddie Steps 4 You Inc.	Social Assistance	Term Loan	Prime plus 2.75%	9/25/2038	81.8	81.8	93.5	0.03%
^Diamond Memorials Incorporated	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/25/2023	6.3	6.3	6.5	—%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Serious-Fun in Alpharetta, LLC dba The Little Gym of Alpharetta	Educational Services	Term Loan	Prime plus 2.75%	9/20/2023	26.1	26.1	27.0	0.01%
^Faith Memorial Chapel LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/20/2038	241.6	241.6	276.1	0.10%
^Westville Seafood LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/19/2038	101.0	101.0	115.5	0.04%
^Maynard Enterprises Inc dba Fastsigns of Texarkana	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/18/2023	9.1	9.1	9.4	—%
^Grafio Inc dba Omega Learning Center-Acworth	Educational Services	Term Loan	Prime plus 2.75%	9/13/2023	93.2	93.2	96.3	0.03%
^The Berlerro Group, LLC dba Sky Zone	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/12/2023	243.6	243.6	251.4	0.09%
^Sound Manufacturing Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/12/2028	41.4	41.4	44.5	0.02%
^Prospect Kids Academy Inc	Educational Services	Term Loan	Prime plus 2.75%	9/11/2038	111.7	111.7	127.9	0.04%
^Alma J. and William R. Walton and Almas Child Day Care Center	Social Assistance	Term Loan	Prime plus 2.75%	9/11/2038	35.6	35.6	40.9	0.01%
^B for Brunette dba Blo	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/10/2023	30.4	30.4	31.3	0.01%
^Schmaltz Holdings, LLC and Schmaltz Operations, LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/4/2038	200.3	200.3	228.6	0.08%
^Excel RP Inc	Machinery Manufacturing	Term Loan	Prime plus 2.75%	8/30/2023	72.1	72.1	74.5	0.03%
^ACI Northwest Inc.	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	8/30/2023	300.1	300.1	312.1	0.11%
^Gulfport Academy Child Care and Learning Center, Inc. and Jennifer Sis	Social Assistance	Term Loan	Prime plus 2.75%	8/30/2023	23.9	23.9	24.9	0.01%
^IlOKA Inc dba Microtech Tel and NewCloud Networks	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/30/2023	359.7	359.7	371.6	0.13%
^Ramard Inc and Advanced Health Sciences Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/28/2023	103.8	103.8	106.8	0.04%
^RM Hawkins LLC dba Pure Water Tech West and Robert M Hawkins	Nonstore Retailers	Term Loan	Prime plus 2.75%	8/26/2023	44.7	44.7	46.4	0.02%
^JSIL LLC dba Blackstones Hairdressing	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/16/2023	10.7	10.7	11.0	—%
^Island Nautical Enterprises, Inc. and Ingwall Holdings, LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	8/14/2038	311.1	311.1	355.3	0.12%
^Caribbean Concepts, Inc. dba Quick Bleach	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/12/2023	12.4	12.4	12.8	—%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Daniel W and Erin H Gordon and Silver Lining Stables CT, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/24/2023	6.5	6.5	6.7	—%
^Angkor Restaurant Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/19/2038	83.4	83.4	95.5	0.03%
^Harbor Ventilation Inc and Estes Investment, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2038	2.1	2.1	2.4	—%
^Tri County Heating and Cooling Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2023	47.8	47.8	49.8	0.02%
^Morning Star Trucking LLC and Morning Star Equipment and Leasing LLC	Truck Transportation	Term Loan	Prime plus 2.75%	7/17/2023	29.3	29.3	30.1	0.01%
^Maxiflex LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/28/2023	24.2	24.2	25.2	0.01%
^GIA Realty LLC and VRAJ GIA LLC dba Lakeview Laundromat	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/28/2038	87.0	87.0	100.2	0.03%
^2161 Highway 6 Trail, LLC, R. H. Hummer JR., Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	6/19/2026	449.8	449.8	479.3	0.17%
^Blakeslee Arpaia Chapman, Inc. dba Blakeslee Industrial Services	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	6/18/2028	648.9	648.9	701.9	0.24%
^KDP LLC and KDP Investment Advisors, Inc and KDP Asset Management, Inc	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/14/2023	184.5	184.5	191.1	0.07%
^Elite Structures Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/12/2038	812.2	812.2	933.6	0.32%
^Willowbrook Properties LLC, Grove Gardens Landscaping Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/5/2038	166.4	166.4	191.4	0.07%
^Absolute Desire LLC and Mark H. Szierer, Sophisticated Smile	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/5/2038	168.3	168.3	193.3	0.07%
^Gregory P Jellenek OD and Associates PC dba Gregory P Jellenek OD	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/28/2023	33.1	33.1	34.4	0.01%
^Ryan D. Thornton and Thornton & Associates LLC	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	5/24/2023	25.2	25.2	26.1	0.01%
^Peanut Butter & Co., Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	4/30/2023	51.7	51.7	53.5	0.02%
^PowerWash Plus, Inc. and CJR, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/30/2038	489.6	489.6	562.9	0.20%
^Kidrose, LLC dba Kidville Riverdale	Educational Services	Term Loan	Prime plus 2.75%	4/22/2023	41.4	41.4	43.0	0.01%
^1258 Hartford TPKE, LLC and Phelps and Sons, Inc	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/29/2038	110.6	110.6	126.9	0.04%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^A & M Commerce, Inc. dba Cranberry Sunoco	Gasoline Stations	Term Loan	Prime plus 2.75%	3/27/2038	292.9	292.9	336.5	0.12%
^Xela Pack, Inc. and Aliseo and Catherine Gentile	Paper Manufacturing	Term Loan	Prime plus 2.75%	3/27/2028	197.7	197.7	213.5	0.07%
^American Diagnostic Imaging, Inc. dba St. Joseph Imaging Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/25/2038	476.9	476.9	547.6	0.19%
^Michael A.and HeatherR. Welsch dba Art & FrameEtc.	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/22/2038	59.9	59.9	68.8	0.02%
^Truth Technologies Inc dba Truth Technologies Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/21/2023	44.1	44.1	45.6	0.02%
^Sound Manufacturing, Inc. and Monster Power Equipment Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/15/2023	261.6	261.6	271.4	0.09%
^Golden Gate Lodging LLC	Accommodation	Term Loan	Prime plus 2.75%	3/12/2038	102.2	102.2	117.4	0.04%
^Bakhtar Group LLC dba Malmaison	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2023	52.6	52.6	54.3	0.02%
^Osceola River Mill, LLC, Ironman Machine, Inc.	Machinery Manufacturing	Term Loan	Prime plus 2.75%	2/20/2038	76.3	76.3	87.7	0.03%
^Java Warung, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/19/2038	45.2	45.2	52.0	0.02%
^Retain Loyalty LLC	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	2/15/2038	94.1	94.1	108.0	0.04%
^North Country Transport, LLC	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	2/6/2023	7.7	7.7	8.0	—%
^MJD Investments, LLC dba The Community Day School	Social Assistance	Term Loan	Prime plus 2.75%	1/31/2038	228.1	228.1	261.9	0.09%
^Sherill Universal City dba Golden Corral LP	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/28/2038	390.6	390.6	449.0	0.16%
^Elegant Fireplace Mantels, Inc. dba Elegant Fireplace Mantels	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/31/2022	47.3	47.3	48.7	0.02%
^Macho LLC, Madelaine Chocolate Novelties Inc	Food Manufacturing	Term Loan	Prime plus 2.75%	12/31/2037	442.9	442.9	508.6	0.18%
^Babie Bunnie Enterprises Inc dba Triangle Mothercare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/28/2027	29.9	29.9	32.1	0.01%
^John Duffy Fuel Co., Inc.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/28/2022	249.5	249.5	257.5	0.09%
^Polpo Realty LLC & Polpo Restaurant LLC dba Polpo Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/27/2037	456.9	456.9	524.6	0.18%
^Martin L Hopp, MD PHD A Medical Corp dba Tower ENT	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2022	32.0	32.0	33.1	0.01%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Cheryle A Baptiste and Cheryle Baptiste DDS PLLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/30/2037	252.5	252.5	289.8	0.10%
^Daniel Gordon and Erin Gordon and Silver Lining Stables CT, LLC	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	11/28/2037	201.4	201.4	231.3	0.08%
^D&L Rescources, Inc. dba The UPS Store	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	11/27/2022	4.6	4.6	4.8	—%
^Richmond Hill Mini Market, LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/27/2037	162.9	162.9	186.9	0.07%
^DRV Enterprise, Inc. dba Cici's Pizza # 339	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/26/2022	28.8	28.8	29.9	0.01%
^U & A Food and Fuel, Inc. dba Express Gas & Food Mart	Gasoline Stations	Term Loan	Prime plus 2.75%	11/21/2037	84.6	84.6	97.2	0.03%
^Pioneer Windows Manufacturing Corp, Pioneer Windows	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	11/21/2022	129.9	129.9	134.3	0.05%
^R & J Petroleum LLC, Manar USA, Inc.	Gasoline Stations	Term Loan	Prime plus 2.75%	11/20/2037	158.2	158.2	181.6	0.06%
^St Judes Physical Therapy P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/19/2022	10.0	10.0	10.4	—%
^Hi-Def Imaging, Inc. dba SpeedPro Imaging	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/9/2022	10.6	10.6	10.9	—%
^Reidville Hydraulics Mfg Inc dba Summit	Machinery Manufacturing	Term Loan	Prime plus 2.75%	11/2/2037	234.6	234.6	268.7	0.09%
^Big Apple Entertainment Partners, LLC d/b/a Ripley's Believe It or Not	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/26/2022	86.2	86.2	88.8	0.03%
^University Park Retreat, LLC dba Massage Heights	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/27/2022	34.8	34.8	36.0	0.01%
^O'Rourkes Diner LLC dba O'Rourke's Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/19/2037	57.3	57.3	65.6	0.02%
^AJK Enterprise LLC dba AJK Enterprise LLC	Truck Transportation	Term Loan	Prime plus 2.75%	8/27/2022	7.3	7.3	7.6	—%
^Suncoast Aluminum Furniture, Inc	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	8/17/2037	314.4	314.4	360.5	0.13%
^Hofgard & Co., Inc. dba HofgardBenefits	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/27/2022	46.2	46.2	47.5	0.02%
^Georgia Safe Sidewalks LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/27/2022	6.5	6.5	6.7	—%
^Havana Central (NY) 5, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/29/2022	641.8	641.8	662.8	0.23%
^Central Tire, Inc. dba Cooper Tire & Auto Services	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/29/2037	250.3	250.3	287.6	0.10%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Jenkins-Pavia Corporation dba Victory Lane Quick Oil Change	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/27/2037	60.5	60.5	69.5	0.02%
^KIND-ER-ZZ Inc dba Kidville	Educational Services	Term Loan	Prime plus 2.75%	6/15/2022	21.4	21.4	22.1	0.01%
^Graphish Studio, Inc. and Scott Fishoff	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/14/2022	8.7	8.7	8.9	—%
^ALF, LLC, Mulit-Service Eagle Tires	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	5/31/2037	54.5	54.5	62.6	0.02%
^Christou Real Estate Holdings LLC dba Tops American Grill	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/17/2037	245.4	245.4	282.0	0.10%
^Tracey Vita-Morris dba Tracey Vita's School of Dance	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	5/10/2022	9.5	9.5	9.8	—%
^Fair Deal Food Mart Inc dba Neighbors Market	Gasoline Stations	Term Loan	Prime plus 2.75%	5/3/2037	330.0	330.0	379.2	0.13%
^Tanner Optical, Inc. dba Murphy Eye Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/27/2022	3.4	3.4	3.5	—%
^Zane Filippone Co Inc dba Culligan Water Conditioning	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/12/2022	229.4	229.4	236.9	0.08%
^Indoor Playgrounds Limited Liability Company dba Kidville	Educational Services	Term Loan	Prime plus 2.75%	4/5/2022	2.0	2.0	2.0	—%
^Access Staffing, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/30/2022	73.7	73.7	75.9	0.03%
^Brandywine Picnic Park, Inc. and B.Ross Capps & Linda Capps	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/30/2031	179.3	179.3	198.2	0.07%
^DC Realty, LLC dba FOGO Data Centers	Professional, Scientific, and Technical Services	Term Loan	6%	3/23/2037	2,623.4	2,623.4	3,010.5	1.05%
^DC Realty, LLC dba FOGO Data Centers	Professional, Scientific, and Technical Services	Term Loan	6.25%	3/23/2022	609.9	609.9	628.6	0.22%
^Manuel P. Barrera and Accura Electrical Contractor, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/23/2028	72.1	72.1	78.0	0.03%
^Shweiki Media, Inc. dba Study Breaks Magazine	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/22/2027	786.4	786.4	844.5	0.29%
^ATI Jet, Inc.	Air Transportation	Term Loan	Prime plus 2.75%	12/28/2026	548.2	548.2	587.5	0.20%
^J. Kinderman & Sons, Inc. dba Brite Star Manufacturing Company	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/22/2036	352.6	352.6	404.1	0.14%
^K's Salon, LLC d/b/a K's Salon	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/20/2021	27.8	27.8	28.5	0.01%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^15 Frederick Place LLC & Pioneer Windows Holdings Inc & Subs	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/16/2021	92.2	92.2	94.7	0.03%
^Taylor Transport, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	12/8/2021	93.2	93.2	95.8	0.03%
^K9 Bytes, Inc & Epazz, Inc dba K9 Bytes, Inc	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	10/26/2021	21.7	21.7	22.3	0.01%
^28 Cornelia Street Properties, LLC and Zouk, Ltd.dba Palma	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/25/2021	7.9	7.9	8.2	—%
^39581 Garfield, LLC and Tri County Neurological Associates, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2036	70.4	70.4	80.5	0.03%
^Robert E. Caves, Sr. and American Plank dba Caves Enterprises	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/30/2021	104.5	104.5	107.2	0.04%
^39581 Garfield, LLC and Tricounty Neurological Associates, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2036	23.9	23.9	27.4	0.01%
^Big Apple Entertainment Partners, LLC dba Ripley's Believe it or Not	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2021	363.9	363.9	373.0	0.13%
^Equity National Capital LLC & Chadbourne Road Capital, LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	9/26/2021	21.8	21.8	22.4	0.01%
^Michael S. Decker & Janet Decker dba The Hen House Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/30/2036	13.9	13.9	15.9	0.01%
^Qycell Corporation	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	8/19/2021	60.1	60.1	61.6	0.02%
^Trademark Equipment Company Inc and David A. Daniel	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	8/19/2036	113.0	113.0	129.3	0.04%
^Valiev Ballet Academy, Inc	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	8/12/2036	35.9	35.9	41.0	0.01%
^LaHoBa, LLC d/b/a Papa John's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/3/2036	65.1	65.1	74.5	0.03%
^MTV Bowl, Inc. dba Legend Lanes	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/30/2036	213.2	213.2	243.8	0.08%
^Lavertue Properties LLP dba Lavertue Properties	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/29/2036	37.8	37.8	43.2	0.02%
^Lisle Lincoln II Limited Partnership dba Lisle Lanes LP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/29/2036	295.7	295.7	338.0	0.12%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Pierce Developments, Inc. dba Southside Granite	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/13/2036	215.3	215.3	246.1	0.09%
^J&K Fitness, LLC dba Physiques Womens Fitness Center	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/8/2036	392.9	392.9	449.2	0.16%
^Peanut Butter & Co., Inc. d/b/a Peanut Butter & Co.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/3/2021	14.0	14.0	14.3	—%
^Modern on the Mile, LLC dba Ligne Roset	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	5/25/2021	64.3	64.3	65.8	0.02%
^Profile Performance, Inc. and Eidak Real Estate, L.L.C.	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/20/2036	106.6	106.6	121.9	0.04%
^Northwind Outdoor Recreation, Inc. dba Red Rock Wilderness Store	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/18/2036	113.8	113.8	130.1	0.05%
^Michael S. Korfe dba North Valley Auto Repair	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/24/2036	12.9	12.9	14.7	0.01%
^Actknowledge,Inc dba Actknowledge	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/21/2021	16.7	16.7	17.1	0.01%
^Stephen Frank, Patricia Frank and Suds Express LLC dba Frank Chiropra	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/25/2023	26.1	26.1	27.1	0.01%
^SuzyQue’s LLC dba Suzy Que’s	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/11/2036	50.9	50.9	58.1	0.02%
^Little People’s Village, LLC dba Little People’s Village	Social Assistance	Term Loan	Prime plus 2.75%	1/31/2036	25.8	25.8	29.4	0.01%
^Seagate Group Holdings, Inc. dba Seagate Logistics, Inc.	Support Activities for Transportation	Term Loan	Prime plus 2.75%	1/28/2036	94.0	94.0	107.4	0.04%
^Dixie Transport, Inc. & Johnny D. Brown & Jimmy Brown & Maudain Brown	Support Activities for Transportation	Term Loan	5.25%	12/28/2035	1,316.8	1,316.8	1,501.0	0.52%
^Shree OM Lodging, LLC dba Royal Inn	Accommodation	Term Loan	Prime plus 2.75%	12/17/2035	22.9	22.9	26.1	0.01%
^Lodin Medical Imaging, LLC dba Watson Imaging Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/1/2020	17.1	17.1	17.4	0.01%
^Robert F. Schuler and Lori A. Schuler dba Bob’s Service Center	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/30/2035	28.0	28.0	31.9	0.01%
^K9 Bytes, Inc & Epazz, Inc	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	9/30/2020	4.4	4.4	4.4	—%
^Elan Realty, LLC and Albert Basse Asociates, Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	9/30/2035	187.1	187.1	212.9	0.07%
^Success Express,Inc. dba Success Express	Couriers and Messengers	Term Loan	Prime plus 2.75%	9/29/2020	19.5	19.5	19.8	0.01%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Modern Manhattan, LLC	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	9/20/2020	47.4	47.4	48.2	0.02%
^Dirk's Trucking, L.L.C. dba Dirk's Trucking	Truck Transportation	Term Loan	Prime plus 2.75%	9/17/2020	4.0	4.0	4.1	—%
^Rudy & Louise Chavez dba Clyde's Auto and Furniture Upholstery	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/2/2035	41.0	41.0	46.6	0.02%
^Newsome Trucking Inc and Kevin Newsome	Truck Transportation	Term Loan	Prime plus 2.75%	9/2/2035	201.6	201.6	229.4	0.08%
^DDLK Investments LLC d/b/a Smoothie King	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/30/2020	0.6	0.6	0.6	—%
^Members Only Software, Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/30/2020	8.5	8.5	8.7	—%
^ActKnowledge,Inc dba ActKnowledge	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/30/2020	10.1	10.1	10.3	—%
^I-90 RV & Auto Supercenter	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/29/2035	60.8	60.8	69.2	0.02%
^Zouk, Ltd. dba Palma	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/25/2020	5.9	5.9	6.0	—%
^CJ Park Inc. dba Kidville Midtown West	Educational Services	Term Loan	Prime plus 2.75%	6/25/2020	4.1	4.1	4.1	—%
^B&B Fitness and Barbell, Inc. dba Elevations Health Club	Amusement, Gambling, and Recreation Industries	Term Loan	6%	6/22/2035	200.3	200.3	227.7	0.08%
^Tanner Optical Inc. dba Murphy Eye Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/22/2035	76.6	76.6	87.1	0.03%
^Excel RP, Inc./Kevin and Joann Foley	Machinery Manufacturing	Term Loan	Prime plus 2.75%	7/8/2028	33.4	33.4	36.3	0.01%
^ValleyStar, Inc. dba BrightStar Healthcare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2020	1.5	1.5	1.5	—%
ValleyStar, Inc. dba BrightStar HealthCare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2020	1.1	1.1	1.2	—%
^Diag, LLC dba Kidville	Educational Services	Term Loan	Prime plus 2.75%	6/21/2020	7.1	7.1	7.2	—%
^New Economic Methods LLC dba Rita's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2020	0.3	0.3	0.4	—%
^Cocoa Beach Parasail Corp. dba Cocoa Beach Parasail	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/26/2020	1.1	1.1	1.1	—%
^Lahoba,LLC dba Papa John's Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/30/2034	34.1	34.1	38.6	0.01%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Animal Intrusion Prevention Systems Holding Company, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/29/2024	22.0	22.0	23.1	0.01%
^David A. Nusblatt, D.M.D, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/11/2019	1.2	1.2	1.2	—%
^KMC RE, LLC & B&B Kennels	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/19/2034	46.5	46.5	52.8	0.02%
^ROVER REPAIRS	Repair and Maintenance	Term Loan	Prime plus 2.5%	11/28/2029	48.5	48.5	52.6	0.02%
^Supreme Screw Products	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	4/17/2019	14.2	14.2	14.3	—%
^Gourmet to You, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2019	0.3	0.3	0.3	—%
^The Alba Financial Group, Inc.	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	6%	1/10/2019	7.0	7.0	7.0	—%
^D & D's Divine Beauty School of Esther, LLC	Educational Services	Term Loan	6%	8/1/2031	46.6	46.6	51.7	0.02%
Bliss Coffee and Wine Bar, LLC	Food Services and Drinking Places	Term Loan	6%	8/31/2019	66.1	66.1	66.7	0.02%
^Zog Inc.	Other Information Services	Term Loan	Prime plus 2.75%	4/30/2020	32.1	32.1	32.6	0.01%
^Connect Litigation Technology, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2%	10/18/2025	22.7	22.7	23.5	0.01%
^1911 East Main Street Holdings, Corp	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2032	11.4	11.4	12.7	—%
^Water Works Laundromat, LLC	Personal and Laundry Services	Term Loan	Prime plus 2.25%	9/7/2027	160.0	160.0	169.3	0.06%
^Dave Kris, and MDK Ram Corp.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/5/2026	26.8	26.8	28.6	0.01%
^Gill Express Inc. dba American Eagle Truck Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	1/5/2027	160.1	160.1	172.1	0.06%
^Smooth Grounds, Inc.	Food Services and Drinking Places	Term Loan	7.75%	1/31/2019	23.7	23.7	23.8	0.01%
^Fran-Car Corporation dba Horizon Landscape Management	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/3/2028	61.9	61.9	67.0	0.02%
^Head To Toe Personalized Pampering, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/27/2031	8.2	8.2	9.0	—%
^Christopher F. Bohon & Pamela D. Bohon	Social Assistance	Term Loan	Prime plus 2.75%	10/28/2026	2.7	2.7	2.9	—%
^Mogas Limited	Gasoline Stations	Term Loan	Prime plus 2.75%	5/31/2030	66.1	66.1	72.8	0.03%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Shree Om Lodging, LLC dba Royal Inn	Accommodation	Term Loan	Prime plus 2.75%	5/2/2030	58.4	58.4	64.3	0.02%
^Pedzik's Pets, LLC	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	3/31/2030	8.1	8.1	8.9	—%
^Nancy Carapelluci & A & M Seasonal Corner Inc.	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/1/2025	11.7	11.7	12.4	—%
^Patricia Hughes Jones, MD PC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/13/2020	1.9	1.9	1.9	—%
^Moonlight Multi Media Production, Inc.	Other Information Services	Term Loan	5.3%	2/1/2025	2.2	2.2	2.3	—%
David M. Goens dba Superior Auto Paint & Body, Inc.	Repair and Maintenance	Term Loan	6%	8/26/2024	13.8	13.8	14.6	0.01%
^McCallister Venture Group, LLC and Maw's Vittles, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/30/2029	10.3	10.3	11.3	—%
^Chong Hun Im dba Kim's Market	Food and Beverage Stores	Term Loan	Prime plus 2.5%	2/27/2024	7.3	7.3	7.6	—%
Whirlwind Car Wash, Inc.	Repair and Maintenance	Term Loan	Prime plus 2%	4/9/2029	13.8	13.8	14.6	0.01%
^Shuttle Car Wash, Inc. dba Shuttle Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.25%	11/10/2028	15.0	15.0	16.0	0.01%
^Min Hui Lin	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/30/2028	15.2	15.2	16.5	0.01%
^Delta Partners, LLC dba Delta Carwash	Repair and Maintenance	Term Loan	Prime plus 2.5%	4/5/2029	37.8	37.8	40.8	0.01%
^Auto Sales, Inc.	Motor Vehicle and Parts Dealers	Term Loan	6%	8/17/2023	5.8	5.8	6.0	—%
^RAB Services, Inc. & Professional Floor Installations	Specialty Trade Contractors	Term Loan	Prime plus 2.5%	1/31/2023	5.0	5.0	5.2	—%
^Taste of Inverness, Inc. dba China Garden	Food Services and Drinking Places	Term Loan	Prime plus 2%	6/29/2025	7.1	7.1	7.4	—%
^Ralph Werner dba Werner Transmission Inc	Gasoline Stations	Term Loan	Prime plus 2.75%	12/29/2021	1.5	1.5	1.5	—%
^Robin C. & Charles E. Taylor & Brigantine Aquatic Center LLC	Amusement, Gambling, and Recreation Industries	Term Loan	6%	9/14/2023	27.6	27.6	28.8	0.01%
^OrthoQuest, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2%	3/12/2022	2.5	2.5	2.6	—%
^Track Side Collision & Tire, Inc.	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/16/2025	4.0	4.0	4.2	—%
^Duttakrupa, LLC dba Birmingham Motor Court	Accommodation	Term Loan	Prime plus 2.25%	9/8/2023	9.1	9.1	9.4	—%
^Deesha Corporation, Inc. dba Best Inn & Suites	Accommodation	Term Loan	Prime plus 2.25%	2/14/2025	22.0	22.0	22.9	0.01%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Maruti, Inc	Accommodation	Term Loan	Prime plus 2.25%	11/25/2024	20.2	20.2	21.0	0.01%
^Randall D. & Patricia D. Casaburi dba Pat's Pizzazz	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	3/13/2023	5.1	5.1	5.3	—%
^Gain Laxmi, Inc. dba Super 8 Motel	Accommodation	Term Loan	Prime plus 2.25%	5/31/2023	14.7	14.7	15.2	0.01%
^Naseeb Corporation	Accommodation	Term Loan	Prime plus 2.25%	3/31/2024	22.9	22.9	23.7	0.01%
^Stillwell Ave Prep School	Social Assistance	Term Loan	Prime plus 2.75%	1/14/2023	4.6	4.6	4.8	—%
^Karis, Inc.	Accommodation	Term Loan	Prime plus 2%	12/22/2023	10.1	10.1	10.4	—%
^Five Corners, Ltd.	Gasoline Stations	Term Loan	Prime plus 2.75%	12/11/2019	1.7	1.7	1.7	—%
^Alyssa Corp dba Knights Inn	Accommodation	Term Loan	Prime plus 2.25%	9/30/2023	36.2	36.2	37.4	0.01%
^Bhailal Patel dba New Falls Motel	Accommodation	Term Loan	Prime plus 2.75%	3/27/2023	2.4	2.4	2.5	—%
^Pegasus Automotive, Inc.	Gasoline Stations	Term Loan	Prime plus 2.75%	12/23/2022	7.2	7.2	7.5	—%
^Delyannis Iron Works	Fabricated Metal Product Manufacturing	Term Loan	6%	12/8/2022	5.2	5.2	5.4	—%
^P. Agrino, Inc. dba Andover Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/18/2021	5.2	5.2	5.3	—%
Total Performing SBA Unguaranteed Investments					$318,862.2	$318,862.2	$329,339.7	114.57%

Non-Performing SBA Unguaranteed Investments (3)
*^200 North 8th Street Associates LLC and Enchanted Acres Fa	Food Manufacturing	Term Loan	6.25%	5/4/2028	$469.3	$469.3	$366.0	0.13%
*^A & A Auto Care LLC	Repair and Maintenance	Term Loan	7.5%	3/9/2026	10.4	10.4	4.5	—%
*^A & A Auto Care, LLC d/b/a A & A Auto Care, LLC	Repair and Maintenance	Term Loan	7.25%	8/12/2036	88.0	88.0	84.7	0.03%
*Alive Design, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/13/2027	17.9	17.9	13.7	—%
*^Amboy Group, LLC dba Tommy's Moloney's	Food Manufacturing	Term Loan	7%	6/24/2025	375.2	375.2	367.9	0.13%
*^American Reclamation LLC	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	11/1/2027	7.2	7.2	6.4	—%
*Anderson Farms Inc	Truck Transportation	Term Loan	7.5%	12/22/2027	1,217.1	1,217.1	947.3	0.33%
*^Auto Shine Carwash Inc and AKM R. Hossain and Jessica F. Masud	Gasoline Stations	Term Loan	7.75%	9/26/2024	15.7	15.7	14.8	0.01%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
*AWA Fabrication & Construction, L.L.C.	Fabricated Metal Product Manufacturing	Term Loan	6%	4/30/2025	34.8	34.8	5.2	—%
*^B & J Manufacturing Corporation and Benson Realty Trust	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2%	3/30/2021	11.0	11.0	9.8	—%
*^B and J Catering Inc dba Culinary Solutions	Food Services and Drinking Places	Term Loan	7%	8/27/2040	532.9	532.9	486.2	0.17%
*Baker Sales, Inc. d/b/a Baker Sales, Inc.	Nonstore Retailers	Term Loan	6%	3/29/2036	177.4	177.4	81.8	0.03%
*^Fieldstone Quick Stop LLC(OC) Barber Investments LLC (EPC) Thadius M B	Gasoline Stations	Term Loan	6%	9/30/2038	400.4	400.4	36.4	0.01%
*^Barber Investments LLC and Fieldstone Quickstop LLC and Maine Dollar D	Gasoline Stations	Term Loan	6.25%	8/15/2039	146.3	146.3	—	—%
*^Bear Creek Entertainment LLC dba The Woods at Bear Creek	Accommodation	Term Loan	Prime plus 2.75%	8/12/2041	1,608.1	1,671.3	412.9	0.14%
*^Bear Creek Entertainment, LLC dba The Woods at Bear Creek	Accommodation	Term Loan	7.25%	12/30/2024	85.4	85.4	79.0	0.03%
*Bebos Inc dba Pizza Hut & Sunoco	Gasoline Stations	Term Loan	Prime plus 2.75%	3/28/2028	214.1	214.1	99.5	0.03%
*^Bobcatt Solutions, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/8/2027	35.8	35.8	33.1	0.01%
*Bone Bar & Grill LLC	Food Services and Drinking Places	Term Loan	7%	6/30/2042	73.4	73.4	57.5	0.02%
*^Calhoun Satellite Communications Inc and Transmission Solutions Group	Broadcasting (except Internet)	Term Loan	6.75%	2/27/2025	724.2	724.2	—	—%
*Calhoun Satellite Communications, Inc.	Telecommunications	Term Loan	7%	12/2/2026	189.1	189.1	40.9	0.01%
*^Capstone Pediatrics PLLC and Capstone Healthcare Consulting LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/15/2025	556.4	556.4	314.8	0.11%
*^Carl R. Bieber, Inc. dba Bieber Tourways/Bieber Transportation/Bieber	Transit and Ground Passenger Transportation	Term Loan	7.5%	9/30/2027	573.2	573.2	551.2	0.19%
*^Central Ohio Cleaners Inc	Personal and Laundry Services	Term Loan	7%	6/13/2024	90.5	90.5	8.9	—%
*^Chickamauga Properties, Inc., MSW Enterprises, LLP	Amusement, Gambling, and Recreation Industries	Term Loan	6.25%	12/22/2035	59.0	59.0	56.8	0.02%
*^Chickamauga Properties, Inc. and MSW Enterprises, LLP	Amusement, Gambling, and Recreation Industries	Term Loan	6.25%	10/19/2022	43.5	43.5	—	—%
*^CLU Amboy, LLC (EPC) and Amboy Group, LLC (OC) dba Tommy Moloney's	Food Manufacturing	Term Loan	7%	12/27/2023	469.0	469.0	459.9	0.16%
*^CM Lab Inc	Professional, Scientific, and Technical Services	Term Loan	6.75%	5/20/2026	166.1	166.1	134.9	0.05%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
*^Colts V LLC and Nowatzke Service Center, Inc dba Nowatzke Truck & Trai	Repair and Maintenance	Term Loan	6.75%	9/26/2039	553.3	553.3	528.7	0.18%
*^Custom Software, Inc. a Colorado Corporation dba M-33 Access	Professional, Scientific, and Technical Services	Term Loan	6.25%	6/17/2021	256.7	256.7	226.1	0.08%
*^Custom Software, Inc. a Colorado Corporation dba M-33 Access	Broadcasting (except Internet)	Term Loan	6.25%	4/30/2022	94.3	94.3	—	—%
*^D&G Capital LLC dba Miami Grill 277	Food Services and Drinking Places	Term Loan	6.5%	12/16/2025	81.2	81.2	28.7	0.01%
*^Demand Printing Solutions, Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	10/29/2034	119.5	119.5	110.5	0.04%
*^Demand Printing Solutions, Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	12/12/2019	1.6	1.6	1.5	—%
*^Demand Printing Solutions, Inc. and MLM Enterprises, LLC d/b/a Demand	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/27/2021	5.5	5.5	5.1	—%
*^MLM Enterprises LLC and Demand Printing Solutions Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/18/2024	50.2	50.2	46.4	0.02%
*^Demand Printing Solutions Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	12/15/2027	17.0	17.0	15.7	0.01%
*^Demand Printing Solutions Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/16/2026	17.8	17.8	16.5	0.01%
*^Demand Printing Solutions Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/25/2027	199.2	199.2	82.1	0.03%
*^Dr Richard Rolle JR, PLLC dba Rolle Oral & Facial Surgery PLLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/29/2042	869.9	869.9	679.6	0.24%
*^Dr. Richard R. Rolle, Jr., PLLC dba Rolle Oral & Facial Surgery	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/18/2027	122.3	122.3	—	—%
*^Driven Warehouse/Distribution LLC	Truck Transportation	Term Loan	Prime plus 2.75%	12/22/2027	726.2	726.2	671.6	0.23%
*^Driven Warehouse/Distribution LLC	Truck Transportation	Term Loan	Prime plus 2.75%	1/18/2028	129.0	129.0	10.2	—%
*^DTM Parts Supply Inc.	Merchant Wholesalers, Durable Goods	Term Loan	7%	6/2/2025	54.8	54.8	43.9	0.02%
*^E & I Holdings, LP & PA Farm Products, LLC	Food Manufacturing	Term Loan	6%	4/30/2030	4,705.2	4,822.6	2,741.0	0.95%
*^Europlast Ltd	Plastics and Rubber Products Manufacturing	Term Loan	6%	9/26/2022	313.0	313.0	22.3	0.01%
*^Europlast Ltd	Plastics and Rubber Products Manufacturing	Term Loan	6%	5/31/2023	73.4	73.4	—	—%
*^Event Mecca LLC	Other Information Services	Term Loan	6%	4/10/2023	11.4	11.4	9.0	—%
*^Evernook Valley Milk LLC	Animal Production and Aquaculture	Term Loan	7.5%	8/31/2042	637.5	637.5	545.9	0.19%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
*^EZ Towing, Inc.	Support Activities for Transportation	Term Loan	6%	1/31/2023	86.4	86.4	1.2	—%
*^Ezzo Properties, LLC and Great Lakes Cleaning, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/20/2027	286.5	286.5	72.5	0.03%
*^New Image Building Services, Inc. dba New Image Repair Services	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/23/2037	251.9	251.9	152.9	0.05%
*^New Image Building Services Inc. dba New Image Repair Services; The Ma	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/29/2023	197.1	197.1	—	—%
*^New Image Building Services, Inc. dba The Maids serving Oakland and Ma	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/19/2026	67.8	67.8	—	—%
*^New Image Building Services, Inc.dba The Maids Servicing Oakland &Maco	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/21/2026	39.0	39.0	—	—%
*^New Image Building Services, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/18/2027	138.9	138.9	—	—%
*Farec, Inc	Amusement, Gambling, and Recreation Industries	Term Loan	7.5%	12/29/2042	267.9	267.9	248.9	0.09%
*^Galaforo Construction and Companies LLC	Construction of Buildings	Term Loan	7.5%	12/15/2042	207.8	207.8	196.0	0.07%
*Galaforo Construction LLC and Paul M Galaforo, Jr.	Construction of Buildings	Term Loan	7.5%	12/15/2027	334.0	334.0	82.8	0.03%
*^Gator Communications Group LLC dba Harvard Printing Group	Printing and Related Support Activities	Term Loan	6.25%	3/30/2022	233.5	233.5	—	—%
*^Gator Communications Group LLC dba Harvard Printing Group	Printing and Related Support Activities	Term Loan	6.25%	4/25/2022	157.8	157.8	—	—%
*^Gator Communications Group, LLC dba Harvard Printing Group	Printing and Related Support Activities	Term Loan	6.25%	3/27/2023	13.3	13.3	—	—%
*^Gino Italian American Deli and Meat Market Inc	Food and Beverage Stores	Term Loan	7%	7/25/2041	119.9	119.9	113.1	0.04%
*^Groundworks Unlimited LLC	Specialty Trade Contractors	Term Loan	6%	12/17/2023	8.8	8.8	8.3	—%
*^Grand Manor Realty, Inc. & Kevin LaRoe	Real Estate	Term Loan	6%	2/20/2023	19.0	19.0	17.2	0.01%
*Guzman Group,LLC	Rental and Leasing Services	Term Loan	6%	9/30/2019	173.8	173.8	37.6	0.01%
*Harrelson Materials Management,Inc	Waste Management and Remediation Services	Term Loan	6%	6/24/2021	465.2	465.2	23.8	0.01%
*^Hartford Cardiology Group LLC and Ideal Nutrition of Connecticut LLC	Ambulatory Health Care Services	Term Loan	6.25%	6/30/2026	462.5	462.5	—	—%
*^Hascher Gabelstapler Inc	Repair and Maintenance	Term Loan	7%	3/26/2024	106.6	106.6	58.8	0.02%
*^HG Ventures, Inc.	Truck Transportation	Term Loan	7.5%	3/9/2028	125.9	125.9	96.7	0.03%
*^HG Ventures, Inc. dba Diamond Head Trucking	Truck Transportation	Term Loan	7.5%	6/29/2030	929.1	929.1	715.9	0.25%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
*^Home Again Restaurant LLC	Food Services and Drinking Places	Term Loan	6.25%	6/30/2040	0.4	0.4	0.4	—%
*^Ian Winterbotham dba Furnishing America	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	11/17/2027	93.4	93.4	73.9	0.03%
*^InformationTelevision Network Inc	Motion Picture and Sound Recording Industries	Term Loan	7.5%	9/22/2041	823.0	823.0	761.1	0.26%
*^J And G Group Services LLC and United Vending of Florida Inc and John	Merchant Wholesalers, Nondurable Goods	Term Loan	7.25%	7/28/2026	29.6	29.6	28.5	0.01%
*J Harris Trucking LLC	Truck Transportation	Term Loan	7.25%	5/19/2027	18.7	18.7	8.3	—%
*^J Harris Trucking, LLC	Truck Transportation	Term Loan	7.25%	5/13/2026	38.1	38.1	36.5	0.01%
*^J Olson Enterprises LLC and Olson Trucking Direct, Inc.	Truck Transportation	Term Loan	6%	6/28/2025	628.4	628.4	44.2	0.02%
*^Jacksonville Beauty Institute Inc. dba Beauty Institute's	Educational Services	Term Loan	7%	10/23/2025	40.9	40.9	31.7	0.01%
*Jenny's Wunderland, Inc.	Social Assistance	Term Loan	6%	6/29/2036	98.8	98.8	14.6	0.01%
*Juliador Resources LLC DBA Cue Hair Salon and Skin Care	Personal and Laundry Services	Term Loan	7.25%	5/24/2027	21.9	21.9	19.4	0.01%
*^Kantz LLC and Kantz Auto LLC dba Kantz's Hometown Auto	Motor Vehicle and Parts Dealers	Term Loan	6.25%	10/29/2039	11.1	11.1	8.7	—%
*^Kids at Heart,LLC dba Monster Mini Golf	Amusement, Gambling, and Recreation Industries	Term Loan	6.75%	9/22/2026	20.4	20.4	15.9	0.01%
*Krishna of Orangeburg, Inc.	Accommodation	Term Loan	6%	2/20/2032	10.3	10.3	5.5	—%
*^Kup's Auto Spa Inc	Repair and Maintenance	Term Loan	6.25%	11/15/2038	70.5	70.5	31.6	0.01%
*Kup’s Auto Spa, Inc.	Repair and Maintenance	Term Loan	6.25%	10/23/2025	54.7	54.7	—	—%
*^L.M. Jury Enterprises, Inc dba Midwest Monograms	Textile Product Mills	Term Loan	7.25%	10/28/2025	60.6	60.6	9.1	—%
*^LA Diner Inc dba Loukas L A Diner	Food Services and Drinking Places	Term Loan	7.25%	9/28/2037	617.8	617.8	571.4	0.20%
*^Las Casuelas Del Este Inc.	Food Services and Drinking Places	Term Loan	7%	9/29/2041	791.6	791.6	356.0	0.12%
*^Lowgap Grocery & Grill LLC	General Merchandise Stores	Term Loan	7.25%	3/24/2041	48.0	48.0	40.0	0.01%
*^M & H Pine Straw Inc and Harris L. Maloy	Merchant Wholesalers, Nondurable Goods	Term Loan	7.5%	3/21/2023	197.4	197.4	58.4	0.02%
*^M & H Pine Straw, Inc and Harris L. Maloy	Support Activities for Agriculture and Forestry	Term Loan	6%	4/30/2020	54.2	54.2	52.1	0.02%
*^M & H Pine Straw, Inc.and Harris Maloy	Support Activities for Agriculture and Forestry	Term Loan	7.5%	7/10/2020	27.4	27.4	19.8	0.01%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
*^M & H Pinestraw, Inc. and Harris L. Maloy	Merchant Wholesalers, Nondurable Goods	Term Loan	7.5%	12/15/2021	133.8	133.8	48.7	0.02%
*^M and C Renovations Inc	Construction of Buildings	Term Loan	6.25%	10/31/2024	13.0	13.0	7.8	—%
*^Mariam Diner Inc dba Country Kitchen Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/18/2026	42.8	42.8	24.5	0.01%
*^Matchless Transportation LLC dba First Class Limo	Transit and Ground Passenger Transportation	Term Loan	6.25%	8/3/2022	123.3	123.3	103.0	0.04%
*^Medeiros Holdings Inc dba Outdoor Lighting Perspectives of the Triad	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	7%	11/25/2025	19.6	19.6	12.7	—%
*^Mojo Brands Media, LLC	Broadcasting (except Internet)	Term Loan	6%	8/28/2023	725.0	725.0	325.3	0.11%
*^Morris Glass and Construction Inc	Specialty Trade Contractors	Term Loan	15%	10/1/2023	448.0	448.0	350.5	0.12%
*^Nelson Sargsyan dba HDA Trucking	Support Activities for Transportation	Term Loan	Prime plus 2.75%	6/16/2025	100.8	100.8	63.7	0.02%
*^Nowatzke Service Center Inc dba Nowatzke Truck and Trailer	Repair and Maintenance	Term Loan	7%	1/29/2026	96.9	96.9	61.3	0.02%
*Paragon Fabricators Inc, Paragon Field Services, Inc and Paragon Globa	Heavy and Civil Engineering Construction	Term Loan	7%	9/28/2026	571.2	571.2	25.9	0.01%
*^Paragon Global, LLC and Paragon Fabricators Inc and Paragon Field Serv	Heavy and Civil Engineering Construction	Term Loan	7%	9/28/2041	110.1	110.1	101.9	0.04%
*^Peckett's Inc	Crop Production	Term Loan	7%	7/27/2041	219.6	219.6	169.0	0.06%
*^Pooh's Corner Realty LLC and Pooh's Corner Inc	Social Assistance	Term Loan	7%	7/23/2040	100.3	100.3	96.4	0.03%
*^RDT Enterprises LLC	Specialty Trade Contractors	Term Loan	7%	9/15/2027	136.9	136.9	77.9	0.03%
*^RDT Enterprises, L.L.C.	Specialty Trade Contractors	Term Loan	7%	11/12/2025	19.6	19.6	—	—%
*^RDT Enterprises, LLC	Specialty Trade Contractors	Term Loan	7%	12/31/2028	111.5	111.5	70.1	0.02%
*^Route 130 SCPI Holdings LLC (EPC) Route 130 SCPI Operations LLC (OC) d	Food Services and Drinking Places	Term Loan	6.25%	9/30/2039	279.5	279.5	125.2	0.04%
*^Scoler LLC dba Gold's Gym	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/29/2026	219.3	219.3	26.7	0.01%
*^Scoville Plumbing & Heating Inc and Thomas P. Scoville	Specialty Trade Contractors	Term Loan	6.75%	7/25/2022	32.1	32.1	30.8	0.01%
*^SDA Holdings LLC and Les Cheveux Salon Inc	Personal and Laundry Services	Term Loan	7.5%	12/15/2040	108.5	108.5	104.3	0.04%
*Select Propane & Fuel Inc. and Select Fuel & Convenience LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	7.5%	2/10/2030	593.3	593.3	109.4	0.04%
*Shaffer Automotive Repair, LLC	Repair and Maintenance	Term Loan	7%	5/24/2030	132.8	132.8	120.1	0.04%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
*^Shane M. Howell and Buck Hardware and Garden Center, LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	7.5%	12/27/2038	120.2	120.2	93.3	0.03%
*^Shivsakti, LLC dba Knights Inn	Accommodation	Term Loan	6.25%	12/20/2032	3.3	3.3	—	—%
*^Soregard Inc	Furniture and Related Product Manufacturing	Term Loan	7.5%	6/30/2041	158.9	158.9	81.3	0.03%
*^Sourceco Limited Liability Company	Merchant Wholesalers, Nondurable Goods	Term Loan	6.5%	12/17/2025	45.0	45.0	44.1	0.02%
*^Sovereign Communications LLC	Broadcasting (except Internet)	Term Loan	6.75%	2/7/2024	654.2	654.2	517.0	0.18%
*^Square Deal Siding Company,LLC dba Square Deal Siding Company	Specialty Trade Contractors	Term Loan	7.5%	6/18/2025	2.1	2.1	2.0	—%
*^Stellar Environmental LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/18/2023	30.6	30.6	28.3	0.01%
*^STK Ventures Inc dba JP Dock Service & Supply	Specialty Trade Contractors	Term Loan	6%	5/9/2037	31.6	31.6	11.2	—%
*^Stormrider Inc dba Shirley's Stormrider Inc	Truck Transportation	Term Loan	Prime plus 2.75%	9/23/2025	50.9	50.9	—	—%
*^Stormrider Inc dba Shirley's Stormrider, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	11/25/2024	102.9	102.9	37.5	0.01%
*^Street Magic Enterprise LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	12/21/2027	86.3	86.3	15.7	0.01%
*^Street Magic Enterprise LLC dba New Lisbon Travel Mart	Gasoline Stations	Term Loan	7.5%	11/7/2042	419.0	419.0	387.5	0.13%
*^Suncrest Stone Products LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	7.25%	8/29/2041	638.7	638.7	262.8	0.09%
*^Suncrest Stone Products LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	7.5%	8/29/2026	539.6	539.6	131.3	0.05%
*^T and B Boots Inc dba Takken's Shoes	Clothing and Clothing Accessories Stores	Term Loan	7%	3/31/2025	23.0	23.0	20.2	0.01%
*^T and B Boots Inc dba Takken's Shoes	Clothing and Clothing Accessories Stores	Term Loan	7.25%	6/17/2026	204.5	204.5	—	—%
*T and B Boots Inc dba Takken's Shoes	Clothing and Clothing Accessories Stores	Term Loan	7.25%	12/7/2026	95.2	95.2	89.8	0.03%
*^Tannehill Enterprises Inc dba Hobbytown USA Folsom	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	7.75%	10/14/2025	71.1	71.1	45.5	0.02%
*^Tarver-Henley Inc. and Tar-Hen LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/21/2042	314.6	314.6	302.5	0.11%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
*^The Delon Group LLC dba I Love Juice Bar	Food Services and Drinking Places	Term Loan	7%	5/12/2026	19.3	19.3	18.6	0.01%
*^Tim's Tire & Automotive Center, LLC	Support Activities for Transportation	Term Loan	7%	8/16/2026	410.2	410.2	98.6	0.03%
*^The Woods at Bear Creek LLC and Bear Creek Entertainment LLC dba The	Accommodation	Term Loan	7%	9/29/2039	489.6	489.6	452.8	0.16%
*^Thomas P. Scoville dba Scoville Plumbing & Heating, Inc.	Specialty Trade Contractors	Term Loan	6.75%	11/16/2021	33.6	33.6	32.3	0.01%
*Transmission Solutions Group, Inc. and Calhoun Satellite Communicatio	Telecommunications	Term Loan	7%	12/2/2041	141.3	141.3	65.7	0.02%
*^Tri-State Remodeling & Investments, LLC	Specialty Trade Contractors	Term Loan	7.5%	12/11/2025	13.3	13.3	11.5	—%
*^TX Superior Communications, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/19/2028	90.3	90.3	30.5	0.01%
*^Vision Automotive LLC dba Vision Chrysler Jeep Dodge Ram of Defiance	Motor Vehicle and Parts Dealers	Term Loan	7.5%	9/29/2029	570.1	570.1	299.4	0.10%
*Vision Collision Center LLC dba Integrity Auto Body & Vision Automoti	Repair and Maintenance	Term Loan	7.5%	11/21/2027	349.2	349.2	—	—%
*^Webb Eye Associates, PA	Ambulatory Health Care Services	Term Loan	7.25%	7/19/2027	71.2	71.2	28.9	0.01%
*^Wilban LLC	Food Services and Drinking Places	Term Loan	7.5%	3/11/2026	93.2	93.2	86.2	0.03%
*^Wilban LLC	Food Services and Drinking Places	Term Loan	7.25%	3/28/2039	402.7	402.7	289.6	0.10%
*Work of Heart Inc dba Little Nest Portraits	Professional, Scientific, and Technical Services	Term Loan	7.5%	1/10/2028	5.2	5.2	5.1	—%
*^Work of Heart Inc dba Little Nest Portraits	Professional, Scientific, and Technical Services	Term Loan	7.5%	7/28/2027	47.1	47.1	46.2	0.02%
Total Non-Performing SBA Unguaranteed Investments					$36,546.2	$36,726.8	$20,062.3	6.98%

Total SBA Unguaranteed Investments					$355,408.4	$355,589.0	$349,402.0	121.55%

Performing SBA Guaranteed Investments (4)
Always Goldie's Florist	Prime plus 2.75%	Term Loan	Prime plus 2.75%	12/19/2028	66.3	66.3	72.7	0.03%
The Law Office of Jared E. Shapiro, P.A.	Prime plus 2.75%	Term Loan	Prime plus 2.75%	12/21/2028	63.8	63.8	69.9	0.02%
Medworxs Inc.	Prime plus 2.75%	Term Loan	Prime plus 2.75%	12/27/2028	59.5	59.5	65.2	0.02%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Fave Realty Inc.	Prime plus 2.75%	Term Loan	Prime plus 2.75%	12/27/2043	370.5	370.5	415.3	0.14%
East Breeze LLC dba Historic Springdale Pub and Eatery	Prime plus 2.75%	Term Loan	Prime plus 2.75%	12/27/2043	384.8	384.8	431.3	0.15%
Children First Home Health Care Inc	Prime plus 2.75%	Term Loan	Prime plus 2.75%	12/27/2028	900.0	900.0	988.2	0.34%
Superior Concepts Acquisition Corp	Prime plus 2.75%	Term Loan	Prime plus 2.75%	12/28/2028	359.5	359.5	395.1	0.14%
Superior Concepts Acquisition Corp	Prime plus 2.75%	Term Loan	Prime plus 2.75%	12/28/2043	1,528.8	1,528.8	1,710.0	0.59%
Nix and Nix Funeral Home North Inc,	Prime plus 2.75%	Term Loan	Prime plus 2.75%	12/28/2043	1,708.5	1,708.5	1,905.0	0.66%
Galt Insurance Group of Bonita Springs, LLC & Bonita Safety Institute	Prime plus 2.75%	Term Loan	Prime plus 2.75%	12/28/2043	106.3	106.3	119.1	0.04%
Omega Funeral and Cremation Services, LLC	Prime plus 2.75%	Term Loan	Prime plus 2.75%	12/28/2043	1,028.6	1,028.6	1,152.0	0.40%
Capitol Fitness Shelby Inc.	Prime plus 2.75%	Term Loan	Prime plus 2.75%	12/28/2028	102.9	102.9	113.0	0.04%
The Chop House Inc.	Prime plus 2.75%	Term Loan	Prime plus 2.75%	12/31/2043	1,673.3	1,673.3	1,870.7	0.65%
Romain Tower Inc. David Romaine, Sugar Land Crane and Rigging, LLC	Prime plus 2.75%	Term Loan	Prime plus 2.75%	12/31/2028	712.5	712.5	783.0	0.27%
HDD Solutions, LLC	Prime plus 2.75%	Term Loan	Prime plus 2.75%	12/31/2028	1,661.3	1,661.3	1,816.6	0.63%
Paramount Dance Studios Inc. and Homestead Dance Supply	Prime plus 2.75%	Term Loan	Prime plus 2.75%	10/14/2043	1,225.5	1,225.5	1,360.4	0.47%
Lou & Choo Enterprises Inc.	Prime plus 2.75%	Term Loan	Prime plus 2.75%	2/28/2044	101.4	101.4	113.1	0.04%
Metropolitan Solutions Inc.	Prime plus 2.75%	Term Loan	Prime plus 2.75%	4/30/2043	102.7	102.7	114.5	0.04%
Kneading Dough LLC dba NY Bagel Cafe & Deli, NY Bagel, New York Bagel	Prime plus 2.75%	Term Loan	Prime plus 2.75%	2/23/2029	102.5	102.5	111.8	0.04%
Olmsted LLC and 626 Van LLC dba Maison Yaki	Prime plus 2.75%	Term Loan	Prime plus 2.75%	2/1/2029	564.5	564.5	617.0	0.21%
Starship, LLC dba Tint World Smyrna	Prime plus 2.75%	Term Loan	Prime plus 2.75%	5/25/2043	266.3	266.3	297.1	0.10%
AVM LLC dba Luv 2 Play	Prime plus 2.75%	Term Loan	Prime plus 2.75%	6/1/2028	78.2	78.2	84.4	0.03%
Surya Hotel LLC dba Hotel Royal	Prime plus 2.75%	Term Loan	Prime plus 2.75%	12/21/2028	302.6	302.6	331.1	0.12%
Bio-Haz Solutions, Inc.	Prime plus 2.75%	Term Loan	Prime plus 2.75%	6/29/2043	906.3	906.3	1,011.7	0.35%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Bio-Haz Solutions, Inc	Prime plus 2.75%	Term Loan	Prime plus 2.75%	1/29/2029	335.9	335.9	367.5	0.13%
Geo Tek Alaska, Inc	Prime plus 2.75%	Term Loan	Prime plus 2.75%	2/17/2044	170.3	170.3	190.5	0.07%
National Stone LTD and NSI Group Inc	Prime plus 2.75%	Term Loan	Prime plus 2.75%	8/31/2044	579.5	579.5	645.4	0.22%
Blue Seven, LLC	Prime plus 2.75%	Term Loan	Prime plus 2.75%	1/27/2029	149.3	149.3	164.1	0.06%
Hackstaff Restaurants LLC	Prime plus 2.75%	Term Loan	Prime plus 2.75%	1/15/2029	172.6	172.6	189.7	0.07%
UK, LLC dba Pita Pit	Prime plus 2.75%	Term Loan	Prime plus 2.75%	1/30/2029	97.2	97.2	106.8	0.04%
JP Dhillon's Foods LLC	Prime plus 2.75%	Term Loan	Prime plus 2.75%	2/1/2029	77.5	77.5	85.2	0.03%
Vancole Investments, Inc. dba Smoothie King #913	Prime plus 2.75%	Term Loan	Prime plus 2.75%	5/7/2044	687.7	687.7	770.6	0.27%
Beau & HB Inc dba Beau's Billiard, Bowling & Arcade	Prime plus 2.75%	Term Loan	Prime plus 2.75%	3/16/2029	20.7	20.7	22.8	0.01%
Thames Aquatic Club, LLC	Prime plus 2.75%	Term Loan	Prime plus 2.75%	7/21/2029	55.5	55.5	61.0	0.02%
D for Dream LLC dba Blow Dry Bar Inc	Prime plus 2.75%	Term Loan	Prime plus 2.75%	5/13/2029	73.2	73.2	80.4	0.03%
JejoJesi Corp dba Dukunoo Jamaican Kitchen, Dunkunoo	Prime plus 2.75%	Term Loan	Prime plus 2.75%	3/19/2029	126.4	126.4	138.9	0.05%
Sheldon T Banks and Sheldon T Banks LLC dba Serenity Funeral Chapel ll	Prime plus 2.75%	Term Loan	Prime plus 2.75%	9/19/2044	86.7	86.7	97.0	0.03%
Healthy and Fresco LLC	Prime plus 2.75%	Term Loan	Prime plus 2.75%	2/20/2029	75.0	75.0	82.4	0.03%
Accel Compression Inc., Accel Workover Services Inc	Prime plus 2.75%	Term Loan	Prime plus 2.75%	6/21/2044	133.6	133.6	149.7	0.05%
Total SBA Guaranteed Performing Investments					$17,217.4	$17,217.4	$19,100.2	6.64%

Total SBA Unguaranteed and Guaranteed Investments					$372,625.8	$372,806.4	$368,502.2	128.20%

Controlled Investments (5)
*Advanced Cyber Security Systems, LLC (6), (20)	Data processing, hosting and related services.	50% Membership Interest	—%	—	—	—	—	—%
		Term Loan	3%	December 2014	381.0	381.0	—	—%
*Automated Merchant Services, Inc. (7), (20)	Data processing, hosting and related services.	100% Common Stock	—%	—	—	—	—	—%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
CDS Business Services, Inc. (8)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Common Stock	—%	—	—	4,428.0	5,000.0	1.74%
		Line of Credit	Prime plus 2.5%	December 2019	5,000.0	5,000.0	5,000.0	1.74%
		Term Loan	10%	April 2020	1,000.0	1,000.0	1,000.0	0.35%
*Newtek Technology Solutions, Inc. (11)	Data processing, hosting and related services.	100% Common Stock	—%	—	—	8,384.0	8,500.0	2.96%
		Line of Credit	LIBOR plus 2.5%	November 2028	6,800.0	6,800.0	6,800.0	2.37%
*Newtek Insurance Agency, LLC (13)	Insurance Carriers and Related Activities	100% Membership Interest	—%	—	—	135.0	2,215.0	0.77%
*PMTWorks Payroll, LLC (9)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	1,106.1	—	—%
		Term Loan	10%-12%	Various maturities through May 2020	2,685.0	2,685.0	—	—%
Small Business Lending, LLC (12), (20)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	250.0	3,300.0	1.15%
*ADR Partners, LLC dba banc-serv Partners, LLC (12)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	6,799.2	—	—%
International Professional Marketing, Inc. (16)	Professional, Scientific, and Technical Services	100% Common Stock	—%	—	—	4,000.0	3,300.0	1.15%
		Line of Credit	Prime plus 0.5%	April 2019	800.0	800.0	800.0	0.28%
SIDCO, LLC (16)	Professional, Scientific, and Technical Services	100% Membership Interest	—%	—	—	7,119.7	7,819.7	2.72%
		Line of Credit	Prime plus 0.5%	July 2019	175.0	175.0	175.0	0.06%
Newtek Merchant Solutions, LLC (11)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	16,438.0	116,250.0	40.44%
Mobil Money, LLC (17)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	2,980.0	2,980.0	1.04%
Newtek Business Lending, LLC (10)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	5,445.0	8,445.0	2.94%

See accompanying notes to these consolidated financial statements

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Newtek Conventional Lending, LLC (18)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	50% Membership Interest	—%	—	—	—	—	—%
Titanium Asset Management, LLC (14)	Administrative and Support Services	Term Loan	10%	December 2018	193.9	193.9	—	—%
		100% Membership Interest	—%	—	—	—	—	—%
Excel WebSolutions, LLC (15)	Data processing, hosting and related services.	Term Loan	10%	September 2020	159.2	159.2	—	—%
		50% Membership Interest	—%	—	—	—	—	—%
Total Controlled Investments					$17,194.1	$74,279.1	$171,584.7	59.69%

Non-control/Affiliate Investments
EMCAP Loan Holdings, LLC (19) (23)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	6.04% Membership Interest	—%	—	$—	$1,000.0	$1,000.0	0.35%

Investments in Money Market Funds
UBS Select Treasury Institutional Fund - 2.17% yield					$9.0	$9.0	$9.0	—%

Total Investments					$389,828.9	$448,094.5	$541,095.9	188.24%

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
(2) Prime Rate is equal to 5.25% as of December 31, 2018.
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

See accompanying notes to these consolidated financial statements

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
(10) 100% owned by Newtek Business Services Holdco 6, Inc. (a subsidiary of Newtek Business Services Corp.
(11) 100% owned by NBSH Holdings, LLC (a subsidiary of Newtek Business Services Holdco 1, Inc., a subsidiary of Newtek Business Services Corp.). Premier was merged with NMS at December 31, 2018.
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
(17) 100% owned by Newtek Business Services Holdco 4, Inc. (a subsidiary of Newtek Business Services Corp.).
(18) 100% owned by Newtek Conventional Lending, Inc. (a subsidiary of Newtek Business Services Corp.).
(19) 6.04% owned by Wilshire Holdings I, Inc. (a subsidiary of Newtek Business Services Corp.).
(20) Zero cost basis is reflected as the portfolio company was organized by the Company and incurred internal legal costs to organize the entity and immaterial external filing fees which were expensed when incurred.
(21) All of the Company’s investments are in entities which are organized under the Laws of the United States and have a principal place of business in the United States.
(22) The fair value of the investment was determined using significant unobservable inputs.
(23) The Company’s investments generally are acquired in private transactions exempt from registration under the Securities Act and, therefore, generally are subject to limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. However, unless otherwise indicated, such securities may be sold in certain transactions (generally to qualified institutional buyers) and remain exempt from registration.
(24) Restricted security initially obtained on April 25, 2018.
(25) Under the Investment Company Act of 1940, as amended, the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. At December 31, 2018, 4.2% of total assets are non-qualifying assets.

As of December 31, 2018, the federal tax cost of investments was $439,711,000 resulting in estimated gross unrealized gains and losses of $136,870,000 and $35,485,000, respectively.

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
(17) 100% owned by Newtek Business Services Holdco 2, Inc. (a subsidiary of Newtek Business Services Corp.). During the year ended December 31, 2018, a portion of IPM’s business was spun off into a new wholly-owned controlled portfolio company, SIDCO. As a result, the underlying IPM business has not changed. The Company determined the cost basis of its investments in IPM and SIDCO to be $4,000,000 and $7,120,000, respectively. Refer to Note 4.
(18) 100% owned by Newtek Business Services Holdco 3, Inc. (a subsidiary of Newtek Business Services Corp.).
(19) Zero cost basis is reflected as the portfolio company was organized by the Company and incurred internal legal costs to organize the entity and immaterial external filing fees which were expensed when incurred.
(20) All of the Company’s investments are in entities which are organized under the Laws of the United States and have a principal place of business in the United States
(21) Under the Investment Company Act of 1940, as amended, the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. At December 31, 2018, 4.8% of total assets are non-qualifying assets.

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
The following wholly-owned subsidiaries are consolidated in the financial statements of the Company:

Newtek Small Business Finance, LLC
Newtek Asset Backed Securities, LLC
CCC Real Estate Holdings, LLC
The Whitestone Group, LLC
Wilshire Colorado Partners, LLC (1)
Wilshire DC Partners, LLC
Wilshire Holdings I, Inc.
Wilshire Louisiana BIDCO, LLC
Wilshire Louisiana Partners II, LLC
Wilshire Louisiana Partners III, LLC
Wilshire Louisiana Partners IV, LLC
Wilshire New York Advisers II, LLC
Wilshire New York Partners III, LLC
Wilshire New York Partners IV, LLC (2)
Wilshire New York Partners V, LLC (2)
Wilshire Partners, LLC
Exponential Business Development Co., Inc.
Newtek Commercial Lending, Inc.
Newtek LSP Holdco, LLC
NBSH Holdings, LLC
Newtek Business Services Holdco 1, Inc.
Newtek Business Services Holdco 2, Inc.
Newtek Business Services Holdco 3, Inc.
Newtek Business Services Holdco 4, Inc.
Newtek Business Services Holdco 5, Inc. (formerly Banc-Serv Acquisition, Inc.)
Newtek Business Services Holdco 6, Inc.
(1) Entity was merged into The Whitestone Group, LLC in December 2018.
(2) Entity was merged into The Whitestone Group, LLC in December 2017.

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

Distributions

Dividends and distributions to the Company’s common stockholders are recorded on the declaration date. The timing and amount to be paid out as a dividend or distribution is determined by the Company’s Board each quarter and is generally based upon the annual taxable earnings estimated by management.

Cash

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Invested cash is held at financial institutions of high credit quality. The Company invests cash not held in interest free checking accounts or bank money market accounts mainly in U.S. Treasury only money market instruments. As of December 31, 2018, cash deposits in excess of insured amounts totaled $19,162,000. The Company has not experienced any losses with respect to cash balances in excess of insured amounts and management does not believe there was a significant concentration of risk with respect to cash balances as of December 31, 2018.
Restricted Cash

Restricted cash includes amounts due on SBA loan-related remittances to third parties and cash reserves associated with securitization transactions. As of December 31, 2018, total restricted cash was $29,034,000.

The following table provides a reconciliation of cash and restricted cash as of December 31, 2018, 2017, 2016 and 2015:

	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015
Cash	$2,316	$2,464	$2,051	$4,308
Restricted cash	29,034	18,074	20,845	22,869
Cash and restricted cash	$31,350	$20,538	$22,896	$27,177

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

The Company’s U.S. federal and state income tax returns prior to fiscal year 2015 are generally closed, and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions, and would distribute such taxable income in the next tax year. The Company would then pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the years ended December 31, 2018, 2017 and 2016, no U.S. federal excise taxes were due.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the net unrealized appreciation generated by the controlled investments held by the Taxable Subsidiaries. Such deferred tax liabilities amounted to $9,241,000 and $8,164,000 at December 31, 2018 and 2017, respectively, and are recorded as deferred tax liabilities on the consolidated statements of assets and liabilities. The change in deferred tax liabilities is included as a component of net unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

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

In February 2016, the FASB issued ASU 2016-02, “Leases,” which amends various aspects of existing accounting guidance for leases, including the recognition of a right of use asset and a lease liability for leases with a duration of greater than one year. The ASU is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those periods. Early adoption is permitted. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements”, which now allows entities the option of recognizing the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings in the year of adoption while continuing to present all prior periods under previous lease accounting guidance. The Company has completed its review of the new guidance and estimates that approximately $8,900,000 and $10,900,000 would be recognized as total right-of-use assets and total lease liabilities, respectively. After the reversal of previously recorded deferred rent and lease incentive liabilities, the Company estimates the net impact to the Company’s net assets to be an increase of approximately $119,000.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the years ended December 31, 2018 or 2017. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

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

The Company’s investments are subject to market risk. Market risk is the potential for changes in value due to market changes. Market risk is directly impacted by the volatility and liquidity in the markets in which the investments are traded.

The following tables present fair value measurements of the Company’s assets and liabilities measured at fair value and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values as of December 31, 2018 and 2017:

	Fair Value Measurements at December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets
Investments in money markets funds	$9	$9	$—	$—
SBA unguaranteed non-affiliate investments	349,402	—	—	349,402
SBA guaranteed non-affiliate investments	19,100	—	19,100	—
Controlled investments	171,585	—	—	171,585
Other real estate owned (1)	1,998	—	1,998	—
Non-control/affiliate investments	1,000	—	—	1,000
Servicing assets	21,360	—	—	21,360
Total assets	$564,454	$9	$21,098	$543,347
Liabilities
Contingent consideration liabilities (2)	$1,733	$—	$—	$1,733

(1) Included in Other Assets on the Consolidated Statements of Assets and Liabilities.

(2) Included in Accounts Payable, Accrued Expenses and Other Liabilities on the Consolidated Statements of Assets and Liabilities.

For the year ended December 31, 2018, the change in unrealized appreciation (depreciation) included in the consolidated statement of operations attributable to Level 3 investments still held at December 31, 2018 includes $3,471,000 in unrealized depreciation on SBA unguaranteed non-affiliate investments, $4,048,000 in unrealized appreciation on controlled investments, and $5,685,000 in unrealized depreciation on servicing assets.

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

(1) Included in Other Assets on the Consolidated Statements of Assets and Liabilities

2) Included in Accounts Payable, Accrued Expenses and Other Liabilities on the Consolidated Statements of Assets and Liabilities.

For the year ended December 31, 2017, the change in unrealized appreciation (depreciation) included in the consolidated statement of operations attributable to Level 3 investments still held at December 31, 2017 includes $1,342,000 in unrealized depreciation on SBA unguaranteed non-affiliate investments, $12,957,000 in unrealized appreciation on controlled investments and $3,394,000 in unrealized depreciation on servicing assets.

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements as of December 31, 2018 and 2017. In addition to the techniques and inputs noted in the table below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements at December 31, 2018 and 2017.

					Range
	Fair Value as of December 31, 2018	Valuation Techniques	Unobservable Input	Weighted Average	Minimum	Maximum
Assets:
SBA unguaranteed non-affiliate investments - performing loans	$329,340	Discounted cash flow	Market yields	6.40%	6.40%	6.40%
SBA unguaranteed non-affiliate investments - non-performing loans	$20,062	Discounted cash flow	Market yields	7.89%	7.89%	7.89%
Controlled equity investments (A)	$157,810	Market comparable companies	EBITDA multiples (B)	8.83x	3.97x	10.00x
		Market comparable companies	Revenue multiples (B)	1.05x	0.15x	2.73x
		Discounted cash flow	Weighted average cost of capital (B)	13.46%	11.84%	40.00%
Controlled debt investments	$13,775	Discounted cash flow	Market yields	6.34%	4.84%	10.00%
Non-control/affiliate investments	$1,000	Liquidation value	Asset value	N/A	N/A	N/A
Servicing assets	$21,360	Discounted cash flow	Market yields	14.24%	14.24%	14.24%
Liabilities:
Contingent consideration liabilities	$1,733	Discounted cash flow	Projected EBITDA and probability of achievement	N/A	N/A	N/A

(A)  In determining the fair value of the Company’s controlled equity investments as of December 31, 2018, the proportion of the market comparable companies valuation technique and the discounted cash flow valuation technique were 43.8% and 56.2%, respectively, on a weighted average basis.

(B) The Company valued $138,085,000 of investments using an equal weighting of EBITDA and revenue multiples and none of its investments using only revenue multiples in the overall valuation approach which included the use of market comparable companies. The Company valued $19,725,000 of investments using only discounted cash flows.

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

(A) In determining the fair value of the Company’s controlled investments as of December 31, 2017, the proportion of the market comparable companies valuation technique and the discounted cash flow valuation technique were 45.1% and 54.9%, respectively, on a weighted average basis.

(B) The Company valued $129,020,000 of investments using an equal weighting of EBITDA and revenue multiples in the overall valuation approach which included the use of market comparable companies. The Company valued $13,930,000 of investments using only discounted cash flows.

The following tables present the changes in investments, servicing assets and liabilities measured at fair value using Level 3 inputs for the years ended December 31, 2018 and 2017:

	December 31, 2018
	SBA Unguaranteed Investments	Controlled Investments	Non-Control/Non-Affiliate Investments	Servicing Assets	Contingent Consideration Liabilities
Fair value, December 31, 2017	$278,034	$153,156	$—	$19,359	$913
Net change in unrealized appreciation (depreciation)	3,471	4,048	—	(5,685)	—
Realized (loss) gain	(2,738)	52	—	—	—
SBA unguaranteed non-affiliate investments, funded	113,101	—	—	—	—
Foreclosed real estate acquired	(2,367)	—	—	—	—
Purchase of investments	—	39,627	1,000	—	—
Purchase of loans from SBA	1,206	—	—	—	—
Sale of investment	—	(2,502)	—	—	—
Record fair value of contingent consideration liabilities	—	—	—	—	1,350
Change in fair value of contingent consideration liabilities	—	—	—	—	(51)
Payment of contingent consideration	—	—	—	—	(479)
Net accretion of premium/discount	(18)	—	—	—	—
Return of investment	—	(8,785)	—	—	—
Principal payments received on debt investments	(41,287)	(14,011)	—	—	—
Additions to servicing assets	—	—	—	7,686	—
Fair value, December 31, 2018	$349,402	$171,585	$1,000	$21,360	$1,733

	December 31, 2017
	SBA Unguaranteed Investments	Controlled Investments	Non-Control/Non-Affiliate Investments	Servicing Assets	Contingent Consideration Liabilities
Fair value, December 31, 2016	$211,471	$121,302	$904	$16,246	$—
Net change in unrealized (depreciation) appreciation	(1,342)	12,957	—	(3,394)	—
Realized loss	(894)	(300)	—	—	—
SBA unguaranteed non-affiliate investments, funded	89,762	—	—	—	—
Foreclosed real estate acquired	(503)	—	—	—	—
Purchase of investments	—	35,188	3,255	—	—
Transfer of Excel WebSolutions, LLC from Non-control/Non-affiliate to Controlled Investments	—	904	(904)	—	—
Purchase of loan portfolio	175	—	—	—	—
Return of investment	—	(50)	—	—	—
Net accretion of premium/discount	19	—			—
Purchase of loan from SBA	6,469	—	—	—	—
Record fair value of contingent consideration liabilities	—	—	—	—	1,368
Change in fair value of contingent consideration liabilities	—	—		—	(455)
Principal payments received on debt investments	(27,123)	(16,845)	(3,255)	—	—
Additions to servicing assets	—	—	—	6,507	—
Fair value, December 31, 2017	$278,034	$153,156	$—	$19,359	$913

NOTE 4—INVESTMENTS:

Investments, all of which are with portfolio companies in the United States, consisted of the following at December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
	Cost	Fair Value	Cost	Fair Value
Money market funds	$9	$9	$9	$9
Non-affiliate debt investments	372,806	368,502	310,531	303,524
Non-control/affiliate equity investments	1,000	1,000	—	—
Controlled investments
Equity	57,085	157,810	48,835	145,400
Debt	17,194	13,775	11,063	7,756
Total investments	$448,094	$541,096	$370,438	$456,689

On December 31, 2018, Premier was merged into NMS. As a result, the fair value of NMS on the consolidated schedule of investments represents the cost basis and fair value of the combined entity.

In May 2018, the Company invested in 100% of the membership interests of a new wholly-owned, controlled portfolio company, Mobil Money. Mobil Money then acquired a portfolio of merchant processing accounts for taxi drivers. Total consideration for the investment was $3,000,000 and consisted of $200,000 in restricted shares of Newtek common stock, $1,450,000 in cash and $1,350,000 to be paid in cash in two equal installments in 2019 and 2020 contingent on the achievement of specific net residual income levels for 2018 and 2019 related to the acquired taxi cab merchant portfolio. As of December 31, 2018, the fair value of the contingent consideration liabilities was $1,269,000 and is included in Accounts Payable, Accrued Expenses and Other Liabilities on the consolidated statement of assets and liabilities.

On April 26, 2018, the Company sold 100% of its investment in the membership interests of UCS. Total cash received upon sale was $2,002,000, with an additional $500,000 received on May 3, 2018 for total cash proceeds of $2,502,000. The Company’s cost basis of the investment in UCS was $2,450,000. As a result of the sale, the Company recognized a realized gain of $52,000.

During 2018, the Company contributed $13,909,000 of capital to NBL, a wholly-owned controlled portfolio company established to originate loans under the SBA 504 program. NBL subsequently returned $8,464,000 of capital during 2018.
The following table shows the Company’s portfolio investments by industry at December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
Industry	Cost	Fair Value	Cost	Fair Value
Data Processing, Hosting, and Related Services	$38,964	$134,559	$29,152	$115,875
Food Services and Drinking Places	37,919	38,293	31,929	31,822
Professional, Scientific, and Technical Services	36,575	37,116	31,471	31,241
Securities, Commodity Contracts, and Other Financial Investments and Related Activities	24,738	24,526	19,326	23,489
Amusement, Gambling, and Recreation Industries	21,030	22,300	21,408	22,284
Truck Transportation	23,040	21,145	20,115	19,005
Ambulatory Health Care Services	21,182	20,999	14,863	14,537
Repair and Maintenance	17,690	18,054	13,762	14,285
Specialty Trade Contractors	13,048	13,051	9,768	9,032
Fabricated Metal Product Manufacturing	12,608	12,793	8,281	8,424
Accommodation	11,994	11,742	9,602	10,253
Personal and Laundry Services	10,758	11,425	6,678	6,788
Merchant Wholesalers, Durable Goods	9,002	9,184	6,736	6,693
Social Assistance	8,424	9,006	7,393	7,549
Gasoline Stations	8,152	7,981	6,646	6,409
Building Material and Garden Equipment and Supplies Dealers	7,349	7,665	5,752	5,750
Rental and Leasing Services	7,959	7,539	5,590	5,056
Administrative and Support Services	8,003	7,265	5,909	5,371
Heavy and Civil Engineering Construction	7,553	7,210	4,922	4,487
Food Manufacturing	9,073	7,056	9,362	6,906
Transit and Ground Passenger Transportation	6,859	6,541	5,233	4,943
Food and Beverage Stores	5,795	6,100	5,143	5,114
Construction of Buildings	5,085	5,010	5,133	5,355
Motor Vehicle and Parts Dealers	4,816	4,915	4,879	4,904
Other	90,479	89,621	81,385	81,117
Total	$448,095	$541,096	$370,438	$456,689

NOTE 5—TRANSACTIONS WITH AFFILIATED COMPANIES AND RELATED PARTY TRANSACTIONS:

Transactions with Affiliated Companies

An affiliated company is an entity in which the Company has an ownership of 5% or more of its voting securities. A controlled affiliate is an entity in which the Company owns more than 25% of its voting securities. Transactions related to our investments with controlled and non-controlled affiliated companies for the year ended December 31, 2018 were as follows:

Portfolio Company	Fair value at December 31, 2017	Purchases (cost)	Principal received (cost)	Net realized gains/(losses)	Net unrealized gains/(losses)	Fair value at December 31, 2018	Interest and other income	Dividend income
Controlled Investments
Newtek Merchant Solutions, LLC (1)	$103,000	$—	$—	$—	$13,250	$116,250	$—	$10,750
Mobil Money, LLC	—	3,300	(320)	—	—	2,980	—	165
Newtek Technology Solutions, Inc.	12,400	6,800	—	—	(3,900)	15,300	49	—
International Professional Marketing, Inc.	4,450	850	(500)	—	—	4,800	19	125
SIDCO, LLC	7,670	175	(550)	—	—	7,295	23	1,250
banc-serv Partners, LLC	3,430	1,509	—	—	(4,939)	—	—	—
CDS Business Services, Inc.	14,396	12,318	(12,714)	—	(3,000)	11,000	632	—
Small Business Lending, LLC	2,500	250	—	—	550	3,300	—	—
Newtek Insurance Agency, LLC	2,500	135	—	—	(420)	2,215	—	—
PMTWorks Payroll, LLC	—	381	—	—	(381)	—	—	—
Titanium Asset Management LLC	—	—	—	—	—	—	—	—
Excel WebSolutions, LLC	360	—	(248)	—	(112)	—	17	—
United Capital Source, LLC	2,450	—	(2,502)	52	—	—	—	275
Newtek Business Lending, LLC	—	13,909	(8,464)	—	3,000	8,445	—	—
Total Controlled Investments	$153,156	$39,627	$(25,298)	$52	$4,048	$171,585	$740	$12,565
Non-Control/Affiliate Investments
EMCAP Loan Holdings, LLC	$—	$1,000	$—	$—	$—	$1,000	$—	$65
Total Affiliate Investments	$153,156	$40,627	$(25,298)	$52	$4,048	$172,585	$740	$12,630

(1) On December 31, 2018, Premier was merged into NMS. The above table reflects the combined fair values, unrealized appreciation and amount of dividends credited to income. During the year ended December 31, 2018, $13,250,000 of unrealized appreciation related to the investment in NMS. During the year ended December 31, 2018, $7,800,000 and $2,950,000 of dividend income was earned from NMS and Premier, respectively.

Related Party Transactions

Notes Payable - Related Parties

In June 2015, the Company entered into a Related Party RLOC. Maximum borrowings under the Related Party RLOC were $38,000,000.

In June 2017, the Related Party RLOC was amended to increase maximum borrowings to $50,000,000. The outstanding balance had an interest rate equal to LIBOR (with a floor of 0.50%) plus 6% or at a rate equal to the greater of the Prime Rate or 3.5% plus 5.0%. In November 2018, the Related Party RLOC was amended to reduce the interest rate to the lesser LIBOR plus 2.5% or the Prime Rate plus 1.5%.

At December 31, 2018, the Related Party RLOC interest rate was 4.84%. The Related Party RLOC has a maturity date of November 8, 2023. Outstanding borrowings at December 31, 2018 were $16,840,000. For the years ended December 31, 2018, 2017 and 2016, interest expense was $916,000, $780,000 and $260,000, respectively.

Expenses Incurred from Controlled Portfolio Companies

The Company incurs expenses from certain controlled portfolio companies including managed technology services from NTS, loan related processing and auditing expenses and referral fees from various related parties and payroll processing fees from NPS.

	December 31, 2018	December 31, 2017	December 31, 2016
Managed technology services	$725	$836	$969
Loan related processing and auditing fees	41	127	36
Referral fees	104	167	23
Payroll processing fees	42	38	35
Total	$912	$1,168	$1,063
Lake Success, New York Offices

The Company also sub-leases portions of its office space in Lake Success, New York to certain portfolio companies. Amounts charged for the years ended December 31, 2018, 2017 and 2016 were as follows:

Portfolio Company	December 31, 2018	December 31, 2017	December 31, 2016
Newtek Merchant Solutions, LLC	$166	$147	$32
Newtek Technology Solutions, Inc.	11	—	—
Small Business Lending, LLC	75	81	104
Newtek Insurance Agency, LLC	88	86	46
CDS Business Services, Inc.	57	63	80
Premier Payments LLC (1)	38	46	57
PMTWorks Payroll, LLC	32	46	30
Titanium Asset Management LLC	—	13	4
United Capital Source, LLC	—	7	—
Newtek Business Lending, LLC	2	—	—
Total	$469	$489	$353
(1) Premier was merged into NMS on December 31, 2018.
Managerial Assistance Fees from Controlled Investments

The Company offers managerial assistance to all portfolio companies and currently provides managerial assistance to certain controlled portfolio companies. Amounts are charged based on estimates of time and effort spent by certain employees providing managerial services for certain controlled portfolio companies. Fees are recorded on a quarterly basis, are recurring in nature and are charged at an arm’s length basis. The table below summarizes amounts charged to each controlled portfolio company for the years ended December 31, 2018, 2017 and 2016, and are recorded as a credit to salaries and benefits in the consolidated statements of operations.

Portfolio Company	December 31, 2018	December 31, 2017	December 31, 2016
Newtek Merchant Solutions, LLC	$385	$407	$468
Newtek Technology Solutions, Inc.	508	543	654
PMTWorks Payroll, LLC	85	75	96
Newtek Insurance Agency, LLC	175	204	235
Summit Systems and Designs, LLC (1)	—	10	26
Secure CyberGateway Services, LLC (1)	—	2	1
banc-serv Partners, LLC	248	215	110
Premier Payments LLC (2)	172	163	192
CDS Business Services, Inc.	88	35	—
International Professional Marketing, Inc.	89	72	—
SIDCO, LLC	93	52	—
Mobil Money, LLC	67	—	—
Newtek Business Lending, LLC	12	—	—
Small Business Lending, LLC	366	364	525
Total	$2,288	$2,142	$2,307

(1) Entity was dissolved in May 2018.
(2) Premier was merged into NMS on December 31, 2018.
Other Transactions with Related Parties
In September 2016, the Company entered into an advisory services agreement (the “AK Agreement”) with AK Capital, LLC (“AK Capital”). The Company’s Chief Executive Officer is a director of AK Capital. AK Capital provides consulting and advisory services to the Company in connection with the sale and/or securitization of participations in SBA guaranteed and unguaranteed SBA 7(a) loans. The AK Agreement contains total fees of $10,000, to be paid monthly over one year. During the years ended December 31, 2018, 2017 and 2016 the Company incurred $14,000, $7,000 and $3,000 in fees respectively, from AK Capital.

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

The spouse of the Chief Accounting Officer of the Company was the Controller of certain of the Company’s controlled portfolio companies through March 31, 2018 and was paid an annual salary in excess of $125,000.
As of December 31, 2018, the Company had $3,232,000 due from related parties and $4,000 due to related parties. At December 31, 2017, the Company had $2,255,000 due from related parties and no amounts due to related parties.

NOTE 6—SERVICING ASSETS:
Servicing assets are measured at fair value. The Company earns servicing fees from the guaranteed portions of SBA 7(a) loans it originates and sells.
The following table summarizes the fair value and valuation assumptions related to servicing assets at December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Fair Value	$21,360	$19,359
Discount factor (1)	14.24%	13.06%
Cumulative prepayment rate	26.00%	20.00%
Average cumulative default rate	20.00%	20.00%
(1) Determined based on risk spreads and observable secondary market transactions.
Servicing fee income earned for the years ended December 31, 2018, 2017 and 2016 was $8,552,000, $7,206,000 and $6,160,000, respectively.
NOTE 7—ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES:
The following table details the components of accounts payable, accrued expenses and other liabilities at December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Due to participants and SBA (1)	$10,682	$6,420
Accrued payroll and related expenses	3,635	3,401
Accrued interest	569	334
Deferred rent and other lease related liabilities	2,217	2,378
Loan processing, servicing and other loan related expenses	2,406	1,991
Contingent consideration liabilities	1,733	913
Other	3,779	1,429
Total accounts payable, accrued expenses and other liabilities	$25,021	$16,866
(1) Represents loan related remittances received by NSBF, and due to third parties.
NOTE 8—BORROWINGS:
At December 31, 2018 and 2017, the Company had borrowings comprised of the following:

	December 31, 2018			December 31, 2017
Facility	Commitments	Borrowings Outstanding	Weighted Average Interest Rate	Commitments	Borrowings Outstanding	Weighted Average Interest Rate
Capital One line of credit - guaranteed (1)	$100,000	$34,700	4.75%	$100,000	$—	—%
Capital One line of credit - unguaranteed (1)	—	—	—%	—	—	—%
Notes due 2022	8,324	8,019	7.50%	8,324	7,936	7.50%
Notes due 2021	—	—	—%	40,250	39,114	7.00%
Notes due 2023	57,500	55,564	6.25%	—	—	—%
Notes payable - related parties	50,000	16,840	4.84%	50,000	7,001	7.69%
Notes payable - Securitization Trusts	220,137	216,507	4.66%	165,432	162,201	4.10%
Total	$435,961	$331,630	5.02%	$364,006	$216,252	4.87%
(1) Total combined commitments of the guaranteed and unguaranteed lines of credit are $100,000,000 at December 31, 2018 and 2017, respectively.

Outstanding borrowings under the 2022 Notes, 2021 Notes, 2023 Notes and Notes payable - Securitization Trusts consisted of the following:

	December 31, 2018			December 31, 2017
	Notes Due 2022	Notes Due 2023	Notes Payable- Securitization Trusts	Notes Due 2022	Notes Due 2021	Notes Payable- Securitization Trusts
Principal	$8,324	$57,500	$220,137	$8,324	$40,250	$165,432
Unamortized deferred financing costs	(305)	(1,936)	(3,630)	(388)	(1,136)	(3,231)
Net carrying amount	$8,019	$55,564	$216,507	$7,936	$39,114	$162,201

As of December 31, 2018 and 2017, the carrying amount of the Company’s borrowings under the Capital One lines of credit, Notes payable - related parties and Notes payable - Securitization Trusts, approximates fair value due to their variable interest rates.
The fair values of the fixed rate 2022 Notes, 2021 Notes and 2023 Notes are based on the closing public share price on the date of measurement. These borrowings are not recorded at fair value on a recurring basis.

On December 31, 2018, the closing price of the 2022 Notes was $25.40 per note, or $8,457,000. On December 31, 2017, the closing price of the 2022 Notes was $26.51 or $8,827,000.

On December 31, 2018, the closing price of the 2023 Notes was $25.00 per note, or $57,500,000.

On December 31, 2017, the closing price of the 2021 Notes was $25.45 per note, or $40,975,000.

Total interest expense related to borrowings for the years ended December 31, 2018, 2017 and 2016, was $16,046,000, $11,377,000 and $8,385,000, respectively.
Capital One Facilities

In May 2017, NSBF amended its Capital One facility to increase the facility from $50,000,000 to $100,000,000 and reduce the interest rate. The facility was amended again in June 2018 and the portion of the facility, collateralized by the government guaranteed portion of SBA 7(a) loans, was reduced to Prime minus 0.75% (previously Prime minus 0.25%). The interest rate on the portion of the facility, collateralized by the non-guaranteed portion of SBA 7(a) loans, was reduced to Prime plus 0.25% (previously Prime plus 0.75%). The facility provides for a 55% advance rate on the non-guaranteed portions of the SBA 7(a) loans NSBF originates, and a 90% advance rate on the guaranteed portions of SBA 7(a) loans NSBF originates. In addition, the amendment extended the date on which the facility will convert to a term loan from May 16, 2017 to May 11, 2020 and extended the maturity date of the facility to May 11, 2022.

At December 31, 2018, there was $34,700,000 outstanding under the guaranteed line of credit. No amounts were outstanding under the unguaranteed line of credit. At December 31, 2018 NSBF was in full compliance with all applicable loan covenants.

For the years ended December 31, 2018, 2017 and 2016, interest expense including amortization of related deferred financing costs was $1,473,000, $1,188,000 and $1,260,000, respectively.

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

The Base Indenture, as supplemented by the First Supplemental Indenture, contains certain covenants including covenants requiring the Company to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act, to comply with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act, and to provide financial information to the holders of the 2022 Notes and the Trustee if the Company should no longer be subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by the Third Supplemental Indenture. The Base Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding 2022 Notes may declare such 2022 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. At December 31, 2018, the Company was in compliance with all covenants related to the 2022 Notes.

At December 31, 2018 the 2022 Notes had an outstanding principal balance of $8,324,000. For the years ended December 31, 2018, 2017 and 2016, interest expense including amortization of related deferred financing costs was $707,000, $707,000 and $708,000, respectively.

6.25% Notes Due 2023

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

The Base Indenture, as supplemented by the Third Supplemental Indenture, contains certain covenants including covenants requiring the Company to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act, to comply with (regardless of whether it is subject to) the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act and to provide financial information to the holders of the 2023 Notes and the Trustee if the Company should no longer be subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by the First Supplemental Indenture. The Base Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding 2023 Notes may declare such 2023 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. At December 31, 2018, the Company was in compliance with all covenants related to the 2023 Notes.

At December 31, 2018 the 2023 Notes had an outstanding principal balance of $57,500,000. For the year ended December 31, 2018, interest expense including amortization of related deferred financing costs was $3,483,000. No interest expense was incurred during the years ended December 31, 2017 or 2016.
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

On March 22, 2018, the Company redeemed all $40,250,000 in aggregate principal amount of the 2021 Notes at 100% of their principal amount ($25 per Note), plus the accrued and unpaid interest thereon from December 31, 2017, through, but excluding, the Redemption Date. As a result of the redemption of the 2021 Notes, the Company recorded a $1,059,000 loss on extinguishment of debt during the year ended December 31, 2018, equivalent to the balance of unamortized deferred financing costs as of the Redemption Date.

For the years ended December 31, 2018, 2017 and 2016, interest expense including amortization of related deferred financing costs was $718,000, $3,164,000 and $2,181,000 respectively.

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

In October 2018, the 2013-1 Trust was terminated as a result of NSBF purchasing the 2013-1 Trust assets, with the 2013-1 Trust’s noteholders receiving the redemption price.  Certain of the 2013-1 Trust’s assets were subsequently transferred to the 2018-1 Trust.

In November 2018, NSBF completed its ninth securitization which resulted in the transfer of $108,551,000 of unguaranteed portions of SBA loans to the 2018-1 Trust.  The 2018-1 Trust in turn issued securitization notes for the par amount of $108,551,000, consisting of $82,876,000 Class A notes and $25,675,000 of Class B notes, against the assets in a private placement. The Class A and Class B notes received an “A” and “BBB-” rating by S&P, respectively, and the final maturity date of the notes is February 2044.

For the years ended December 31, 2018, 2017 and 2016, interest expense including amortization of related deferred financing costs and discount was $8,748,000, $5,537,000 and $3,976,000, respectively.

At December 31, 2018 and 2017, the assets of the consolidated Trusts totaled $336,716,000 and $274,321,000 respectively, the liabilities of the consolidated Trusts totaled $220,137,000 and $165,432,000, respectively.

Notes Payable - Related Parties

In June 2015, the Company entered into the Related Party RLOC. Maximum borrowings under the Related Party RLOC were $38,000,000.

In June 2017, the Related Party RLOC was amended to increase maximum borrowings to $50,000,000. The outstanding balance bears interest at a rate equal to LIBOR (with a floor of 0.50%) plus 6% or at a rate equal to the greater of the Prime Rate or 3.5% plus 5.0%. In November 2018, the Related Party RLOC was amended to reduce the interest rate to LIBOR plus 2.5% or the Prime Rate plus 1.5%.

At December 31, 2018, the Related Party RLOC interest rate was 4.84%. The Related Party RLOC has a maturity date of November 8, 2023. Outstanding borrowings at December 31, 2018 were $16,840,000. For the years ended December 31, 2018, 2017 and 2016, interest expense was $916,000, $780,000 and $260,000, respectively.
Total expected principal repayments on the Company’s borrowings for the next five fiscal years and thereafter are as follows:

December 31,	Borrowings
2019	$34,700
2020	—
2021	—
2022	8,324
2023	74,340
Thereafter	220,137
$337,501
NOTE 9—COMMITMENTS AND CONTINGENCIES:
Operating and Employment Commitments
The Company leases office space and other office equipment in several states under operating lease agreements which expire at various dates through 2027. Those office space leases which are for more than one year generally contain scheduled rent increases or escalation clauses.
The following summarizes the Company’s obligations and commitments, as of December 31, 2018 for future minimum cash payments required under operating lease and employment agreements:

Year	Operating Leases (1)	Employment Agreements (2)	Total
2019	$1,826	$343	$2,168
2020	1,593	—	1,593
2021	1,494	—	1,494
2022	1,506	—	1,506
2023	1,549	—	1,549
Thereafter	5,343	—	5,343
Total	$13,312	$343	$13,654

(1) Minimum payments have not been reduced by minimum sublease rentals of $115,000 due in the future under non-cancellable subleases.
(2) Employment agreements with the Company’s named executive officers.
Rent expense including loss on lease for the years ended December 31, 2018, 2017 and 2016 was $1,238,000, $769,000 and $1,765,000, respectively.

Legal Matters

In the ordinary course of business, the Company and its wholly owned portfolio companies may from time to time be party to lawsuits and claims. See “Legal Proceedings - Portfolio Companies.” The Company evaluates such matters on a case by case basis and its policy is to contest vigorously any claims it believes are without compelling merit. The Company is not currently involved in any litigation matters that are expected to have a material impact on the Company’s financial condition.

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

As a result of a prior litigation with the Federal Trade Commission (the “FTC”), NMS voluntarily entered into, and is presently operating under, a Permanent Injunction with respect to certain of its business practices.

Guarantees
The Company is a guarantor on the Sterling Receivable and Inventory Facility at NBC. Maximum borrowings under the Sterling Receivable and Inventory Facility are $22,500,000. The Sterling Receivable and Inventory Facility matures in February 2020 and automatically renews annually. At December 31, 2018, total principal owed by NBC was $16,477,000. In addition, the Company deposited $750,000 to collateralize the guarantee. At December 31, 2018, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is also a guarantor on the Sterling 504 Facility at NBC. Maximum borrowings under the 504 Facility are $35,000,000, depending upon syndication. The Sterling 504 Facility matures in March 2019. At December 31, 2018, total principal owed by NBC was $7,283,000. At December 31, 2018, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is a guarantor on the NBL Facility. Maximum borrowings under the NBL Facility are $75,000,000 with an accordion feature to increase maximum borrowings to $150,000,000. The NBL Facility matures in July 2021. At December 31, 2018, total principal owed by NBL was $13,855,000. At December 31, 2018, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is a guarantor on the Webster Facility, a term loan facility between NMS and Webster Bank with an aggregate principal amount up to $50,000,000. The Webster Facility matures in November 2023. At December 31, 2018, total principal outstanding was $35,000,000. At December 31, 2018, the Company determined that it is not probable that payments would be required to be made under the guarantee.

Unfunded Commitments

At December 31, 2018, the Company had $8,234,000 of unfunded commitments in connection with its SBA 7(a) non-affiliate investments related to portions of loans originated which are partially funded. The Company will fund these commitments from the same sources it uses to fund its other investment commitments.

NOTE 10—EARNINGS PER SHARE:

The following table summarizes the calculation for the net increase in net assets resulting from operations per common share for the years ended December 31, 2018, 2017 and 2016:

	December 31, 2018	December 31, 2017	December 31, 2016
Net increase in net assets resulting from operations	$35,678	$38,976	$27,305
Weighted average shares outstanding	18,714	17,327	14,541
Net increase in net assets resulting from operations per common share	$1.91	$2.25	$1.88

NOTE 11—COMMON STOCK:

The following table summarizes the total shares issued and proceeds received net of underwriting discounts and offering costs in public offerings of the Company’s common stock since conversion to a BDC:

	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Shares issued	—	2,587,500	—
Offering price per share	$—	$15.25	$—
Proceeds, net of underwriting discounts and offering costs	$—	$37,042	$—

In January 2017 the Company closed a public offering of 2,250,000 shares of its common stock at a public offering price of $15.25 per share. The Company also sold an additional 337,500 shares of its common stock at a public offering price of $15.25 per share pursuant to the underwriter’s full exercise of the over-allotment option.

ATM Program

On March 20, 2017, the Company entered into an ATM equity distribution agreement. The ATM equity distribution agreement provided that the Company may offer and sell up to 2,900,000 shares of common stock from time to time through the Placement Agents. On September 6, 2017, the Company entered into an amended ATM equity distribution Agreement for the purpose of adding D.A. Davidson as placement agent. On August 31, 2018, the Company entered into a Second Amended and Restated ATM Equity Distribution Agreement which increased the maximum number of shares that the Company may offer and sell up to 4,400,000 shares of common stock from time to time through the Placement Agents.

The following table summarizes the total shares sold and net proceeds received under the ATM equity distribution agreement:

	Year Ended
	December 31, 2018	December 31, 2017
Shares sold	291,232	1,139,181
Weighted average price per share	$19.14	$17.58
Net proceeds	$5,196	$19,620

The Company used the net proceeds for funding investments in debt and equity securities in accordance with its investment objective and strategies.

Investment in Mobil Money

During the year ended December 31, 2018, in connection with its investment in Mobil Money, the Company issued 10,966 restricted common shares valued at $200,000.

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

On May 11, 2016, the Company announced that its Board approved a share repurchase program under which the Company could repurchase up to 150,000 of the Company’s outstanding common shares on the open market. This program terminated on November 11, 2016. On November 21, 2016 the Company announced that its Board approved a new share repurchase program under which the Company may repurchase up to 200,000 of the Company’s outstanding common shares on the open market. The program terminated on May 21, 2017. On December 17, 2018, the Company announced that its Board approved a new share repurchase program under which the Company may repurchase up to 300,000 of the Company’s outstanding common shares on the open market.

During the year ended December 31, 2016, the Company repurchased and retired 70,000 common shares in open market transactions for $866,000 as detailed in the table below. This program terminated on June 3, 2016. No shares were purchased in 2017 and 2018.

Purchase date	Number of Shares Purchased	Price per Share	Total
March 10, 2016	10,000	$12.34	$123
March 18, 2016	20,000	$12.45	249
March 18, 2016	30,000	$12.48	375
March 23, 2016	10,000	$11.88	119
Total	70,000		$866
NOTE 12—DIVIDENDS AND DISTRIBUTIONS:

The Company’s dividends and distributions are recorded on the declaration date. The following table summarizes the Company’s dividend declarations and distributions during the years ended December 31, 2018 and 2017.

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
December 31, 2018
January 18, 2018	March 20, 2018	March 30, 2018	$0.40	$7,202	10	$168
May 11, 2018	June 15, 2018	June 29, 2018	$0.42	$7,637	9	$178
August 23, 2018	September 17, 2018	September 28, 2018	$0.48	$8,544	21	$414
October 29, 2018	December 18, 2018	December 28, 2018	$0.50	$9,051	21	$339

December 31, 2017
March 6, 2017	March 20, 2017	March 31, 2017	$0.36	$6,062	6	$89
May 4, 2016	May 31, 2017	June 30, 2017	$0.40	$6,804	7	$112
August 21, 2017	September 22, 2017	September 29, 2017	$0.44	$7,585	11	$184
November 9, 2017	December 18, 2017	December 28, 2017	$0.44	$7,838	14	$260

During the years ended December 31, 2018 and 2017, an additional 11,200 and 7,200 shares valued at $211,000 and $122,000, respectively, were issued related to dividends from unvested restricted stock awards.

NOTE 13—BENEFIT PLANS:

Defined Contribution Plan
The Company’s employees participate in a defined contribution 401(k) plan (the “Plan”) adopted in 2004 which covers substantially all employees based on eligibility. The Plan is designed to encourage savings on the part of eligible employees and qualifies under Section 401(k) of the Code. Under the Plan, eligible employees may elect to have a portion of their pay, including overtime and bonuses, reduced each pay period, as pre-tax contributions up to the maximum allowed by law. The Company may elect to make a matching contribution equal to a specified percentage of the participant’s contribution, on their behalf as a pre-tax contribution. For the years ended December 31, 2018, 2017 and 2016, the Company matched 50% of the first 2% of employee contributions, resulting in $126,000, $197,000 and $63,000 in expense, respectively.
NOTE 14—INCOME TAXES:

As a RIC, the Company must distribute substantially all of its respective net taxable income each tax year as dividends to its shareholders. Accordingly, no provision for federal income tax has been made in the financial statements for the years ended December 31, 2018, 2017 and 2016.

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal tax regulations, which may differ from amounts determined in accordance with GAAP and those differences could be material. These book-to-tax differences are either temporary or permanent in nature. Reclassifications due to permanent book-tax differences, including the offset of net operating losses against net short-term gains and nondeductible meals and entertainment, have no impact on net assets. During the year ended December 31, 2018, the Company decreased additional paid in capital by $37,000 and increased accumulated undistributed earnings by $37,000. During the year ended December 31, 2017, the Company decreased additional paid in capital by $342,000 and increased accumulated undistributed earnings by $342,000

Taxable income generally differs from net increase (decrease) in net assets for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes unrealized appreciation (depreciation) on investments as investment gains and losses are not included in taxable income until they are realized.

The following table reconciles net increase in net assets to taxable income for the years ended December 31, 2018, 2017 and 2016:

	December 31, 2018	December 31, 2017	December 31, 2016
Net increase in net assets	$35,678	$38,976	$27,305
Net change in unrealized depreciation on investments	(1,069)	(9,619)	(12,343)
Net change in deferred tax liabilities	1,077	2,179	5,128
GAAP versus tax basis consolidation of subsidiaries	926	1,210	1,536
Other income (deductions/losses) for tax, not book	1,029	181	(17)
Other differences	(3,844)	(2,593)	1,871
Taxable income before deductions for distributions	$33,797	$30,334	$23,480

The tax character of distributions paid during the years ended December 31, 2018, 2017 and 2016 were as follows:

	December 31, 2018	December 31, 2017	December 31, 2016
Ordinary income	$32,499	$24,866	$18,774
Long-term capital gains	1,034	4,068	3,390
Return of capital	—	—	—

The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. Approximately 26% of the Company’s ordinary income was from qualified dividends. The actual tax characteristics of distributions to shareholders are reported to shareholders annually on Form 1099-DIV.

The tax basis components of distributable earnings/(accumulated losses) and reconciliation to accumulated earnings/(deficit) on a book basis for the years ended December 31, 2018, 2017 and 2016 were as follows:

	December 31, 2018	December 31, 2017	December 31, 2016
Undistributed ordinary income - tax basis	$4,045	$3,782	$2,377
Net change in unrealized appreciation on investments	20,457	20,466	13,025
GAAP versus tax basis consolidation of subsidiaries	442	1,369	2,579
Other temporary differences	7,624	4,982	2,348
Total accumulated earnings - book basis	$32,568	$30,599	$20,329

The differences between the components of distributable earnings on a tax basis and the amounts reflected in the consolidated statements of changes in net assets are primarily due to temporary book-tax differences that will reverse in a subsequent period.
NOTE 15—FINANCIAL HIGHLIGHTS:

The financial highlights for the Company are as follows:

Per share data (1)	December 31, 2018	December 31, 2017	December 31, 2016
Net asset value at beginning of period	$15.08	$14.30	$14.06
Net investment loss	(0.40)	(0.45)	(0.64)
Net realized gain on investments	2.31	2.27	2.17
Net unrealized appreciation on investments	0.36	0.75	0.85
Net unrealized depreciation on servicing assets	(0.30)	(0.20)	(0.16)
Change in provision for deferred taxes	(0.06)	(0.12)	(0.34)
Net increase in net assets resulting from operations	1.91	2.25	1.88
Distributions to common stockholders	(1.80)	(1.64)	(1.53)
Stock-based compensation expense	0.02	0.05	0.04
Consolidation of Exponential Business Development Co., Inc.	—	—	(0.03)
Accretive effect of stock offerings (issuing shares above NAV per share)	0.04	0.02	—
Accretive effect of shares issued in connection with investments (issuing shares above NAV per share)	—	0.01	—
Accretive effect of shares issued in connection with DRIP (issuing shares above NAV per share)	0.01	—	—
Dilutive effect of restricted stock awards	(0.08)	—	(0.11)
Other (4)	0.01	0.09	(0.01)
Net asset value at end of period	$15.19	$15.08	$14.30

Per share market value at end of period	$17.44	$18.49	$15.90
Total return based on market value (2)	4.06%	26.60%	24.51%
Total return based on average net asset value (2)(3)	12.67%	16.92%	12.59%
Shares outstanding at end of period (in thousands)	18,919	18,457	14,624

Ratios/Supplemental Data:
Net assets at end of period	$287,445	$278,329	$209,094
Ratio of expenses to average net assets	20.15%	19.20%	19.48%
Ratio of net investment loss to average net assets	(2.65)%	(3.23)%	(4.48)%
Portfolio turnover	130.41%	116.4%	109.6%
Average debt outstanding	$279,254	$193,747	$151,502
Average debt outstanding per share	$14.76	$10.50	$10.36
Asset coverage ratio (5)	185%	229%	222%

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
(5) Calculated based on $337,501,000, $221,007,000 and $171,244,000 of senior securities outstanding at December 31, 2018, 2017 and 2016, respectively.
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

The Board approves the issuance of shares of restricted stock to employees and directors pursuant to the Equity Incentive Plan. These shares generally vest over a one or two year period from the grant date. The fair value is expensed over the service period, starting on the grant date. The following table summarizes the restricted stock issuances under the Equity Incentive Plan, net of shares forfeited and the remaining shares of restricted stock available for issuance as of December 31, 2018.

Restricted Stock authorized under the plan (1)	1,500,000
Less net restricted stock granted during:
Year ended December 31, 2016	(120,933)
Year ended December 31, 2017	(5,007)
Year ended December 31, 2018	(93,568)
Restricted stock available for issuance as of December 31, 2018	1,280,492

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

For the years ended December 31, 2018, 2017 and 2016, the Company recognized total stock-based compensation expense of $585,000, $963,000 and $577,000, respectively.

As of December 31, 2018, there was $1,232,000 of total unrecognized compensation expense related to unvested restricted shares. This compensation expense is expected to be recognized over a remaining weighted-average period of approximately 2.17 years as of December 31, 2018.

NOTE 17—UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES:

At December 31, 2018, the Company’s investment in NMS exceeded the 10% and 20% thresholds in at least one of the tests under Rule 3-09 and Rule 4-08(g) of Regulation S-X, and as such the audited financial statements of NMS are required to be filed as financial statement schedules herein within 90 days of the Company’s fiscal year end. Accordingly, the financial statements of NMS will be filed as an amendment to this Annual Report on Form 10-K on or before March 31, 2019.

Balance Sheets - Newtek Merchant Solutions, LLC	As of December 31, 2018 (Unaudited)	As of December 31, 2017 (Unaudited)	As of December 31, 2016 (Audited)
Current assets	$16,044	$17,005	$11,522
Noncurrent assets	35,949	9,806	4,907
Total assets	$51,993	$26,811	$16,429
Current liabilities	7,471	4,107	5,619
Noncurrent liabilities	31,660	29,857	16,432
Total liabilities	$39,131	$33,964	$22,051
Total member’s equity (deficit)	$12,862	$(7,153)	$(5,622)

Statements of Income - Newtek Merchant Solutions, LLC	Year Ended December 31, 2018 (Unaudited)	Year Ended December 31, 2017 (Unaudited)	Year Ended December 31, 2016 (Audited)
Revenue	$121,579	$111,272	$103,886
Expenses	110,360	102,675	95,495
Income from operations	$11,219	$8,597	$8,391
Interest (expense) income, net	(1,688)	(1,477)	(1,406)
Gain on sale of merchant portfolio	5,581	—	—
Income before tax	$15,112	$7,120	$6,985

NOTE 18—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):
The following tables set forth certain unaudited consolidated quarterly statement of operations data from the eight quarters ended December 31, 2018. This information is unaudited, but in the opinion of management, it has been prepared substantially on the same basis as the audited consolidated financial statements appearing elsewhere in this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below. The consolidated quarterly data should be read in conjunction with the current audited consolidated statements and notes thereto. The total of the quarterly EPS data may not equal to the full year results.

	Three Months Ended
2018	March 31	June 30	September 30	December 31
Total investment income	$11,068	$11,404	$12,385	$14,658
Net investment loss	$(2,773)	$(2,134)	$(1,446)	$(1,135)
Net gain on investments	$10,885	$9,755	$13,830	$8,696
Net increase in net assets resulting from operations	$8,112	$7,621	$12,384	$7,561
Net increase in net assets resulting from operations per share	$0.44	$0.41	$0.66	$0.40
Net asset value per share at period end	$15.05	$15.06	$15.28	$15.19

	Three Months Ended
2017	March 31	June 30	September 30	December 31
Total investment income	$8,993	$9,904	$9,601	$10,416
Net investment loss	$(2,094)	$(1,680)	$(1,192)	$(2,915)
Net gain on investments	$7,998	$8,610	$9,269	$20,980
Net increase in net assets resulting from operations	$5,904	$6,930	$8,077	$18,065
Net increase in net assets resulting from operations per share	$0.36	$0.40	$0.46	$1.00
Net asset value per share at period end	$14.31	$14.36	$14.40	$15.08
NOTE 19—SUBSEQUENT EVENTS:

Dividend Declaration

On February 15, 2019, the Company declared a quarterly cash dividend of $0.40 per share payable on March 29, 2019 to shareholders of record as of March 15, 2019. The dividend will be paid in cash or shares of the Company's common stock through participation in the Company's DRIP, at the election of shareholders.

Securitization Activity

On February 25, 2019, the 2010-1 Trust was terminated as a result of NSBF purchasing the 2010-1 Trust assets, with the 2010-1 Trust’s noteholders receiving the redemption price.

See accompanying notes to these consolidated financial statements

Common Stock

From January 1, 2019 through March 15, 2019 the Company sold 134,658 shares of its common stock at a weighted average price of $18.89 per share under the ATM Equity Distribution Agreement. Proceeds, net of offering costs and expenses were $2,544,000. As of March 15, 2019, there were 2,834,929 shares of common stock available for sale under the ATM Equity Distribution Agreement.

Newtek Business Services Corp. and Subsidiaries
Schedule of Investments In and Advances to Affiliates
December 31, 2018

Portfolio Company	Type of Investment (1)	Amount of Realized Gain (Loss)	Amount of Unrealized Appreciation (Depreciation)	Amount of Interest or Dividends Credited to Income (3)	Fair Value at December 31, 2017	Gross Additions (4)	Gross Reductions (5)	Fair Value at December 31, 2018
Advanced Cyber Security Systems, LLC	50% Membership Interest (2)	$—	$—	$—	$—	$—	$—	$—
	Term Loan (10%) (2)	—	—	—	—	—	—	—

Automated Merchant Services, Inc.	100% Common Stock (2)	—	—	—	—	—	—	—

CDS Business Services, Inc.	100% Common Stock (2)	—	(3,000)	—	8,000	—	(3,000)	5,000
	Line of Credit (Prime + 2.5%) (6)	—	—	563	6,396	11,318	(12,714)	5,000
	Term Loan (10%)			69	—	1,000	—	1,000

Newtek Technology Solutions, Inc.	100% Common Stock (2)	—	(3,900)	—	12,400	—	(3,900)	8,500
	Line of Credit (LIBOR + 2.5%) (6)	—	—	49	—	6,800	—	6,800

Newtek Insurance Agency, LLC	100% Membership Interest (2)	—	(420)	—	2,500	135	(420)	2,215

PMTWorks Payroll, LLC	100% Membership Interest (2)	—	(381)	—	—	381	(381)	—
	Term Loans (10%-12%) (2)	—	—	—	—	—	—	—

Small Business Lending, LLC	100% Membership Interest (2)	—	550	—	2,500	250	550	3,300

banc-serv Partners, LLC	100% Membership Interest (2)	—	(4,939)	—	3,430	1,509	(4,939)	—

International Professional Marketing, Inc.	100% Common Stock	—	(700)	125	4,000	—	(700)	3,300
	Line of Credit (Prime + 0.5%) (6)	—	—	20	450	850	(500)	800

SIDCO, LLC	100% Membership Interest	—	700	1,250	7,120	700	—	7,820
	Line of Credit (Prime + 0.5%) (6)	—	—	22	550	175	(550)	175

Portfolio Company	Type of Investment (1)	Amount of Realized Gain (Loss)	Amount of Unrealized Appreciation (Depreciation)	Amount of Interest or Dividends Credited to Income (3)	Fair Value at December 31, 2017	Gross Additions (4)	Gross Reductions (5)	Fair Value at December 31, 2018

Newtek Merchant Solutions, LLC (7)	100% Membership Interest	—	13,250	10,750	103,000	13,250	—	116,250

United Capital Source, LLC	100% Membership Interest	52	—	275	2,450	—	(2,450)	—

Titanium Asset Management, LLC	100% Membership Interest (2)	—	—	—	—	—	—	—
	Term Loans (10%) (2)	—	—	—	—	—	—

Newtek Business Lending, LLC	100% Membership Interest	—	3,000	—	—	16,909	(8,464)	8,445

Mobil Money, LLC	100% Membership Interest	—	—	165	—	3,300	(320)	2,980

Excel WebSolutions LLC	Term Loans (10%)	—	(112)	17	360	—	(360)	—
	50% Membership Interest (2)	—	—	—	—	—	—	—

Total Controlled Investments		$52	$4,048	$13,305	$153,156	$56,577	$(38,148)	$171,585
Non-Control/Affiliate Investments
EMCAP Loan Holdings, LLC	6.04% Membership Interest	$—	$—	$65	$—	$1,000	$—	$1,000
Total Affiliate Investments		$52	$4,048	$13,370	$153,156	$57,577	$(38,148)	$172,585

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
(6) Index based floating rate debt investments bear interest at rate of Prime of LIBOR plus a contractual spread which typically resets monthly. At December 31, 2018, the Prime rate and LIBOR was 5.25% and 2.34463%, respectively.
(7) On December 31, 2018, Premier was merged into NMS. The above table reflects the combined fair values, unrealized appreciation and amount of dividends credited to income. During the year ended December 31, 2018, $13,250,000 of unrealized appreciation related to the investment in NMS. During the year ended December 31, 2018, $7,800,000 and $2,950,000 of dividend income was earned from NMS and Premier, respectively.