Form 10-K/A
period 2018-12-31
Newtek Business Services Corp.
filed 2019-04-01
CIK 1587987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(AMENDMENT NO. 1)

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

EXPLANATORY NOTE

Newtek Business Services Corp. (“we” or the “Company”) is filing this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which was filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2019 (the “Form 10-K”), to provide separate audited financial statements for our unconsolidated portfolio company, Newtek Merchant Solutions, LLC and Subsidiaries (“NMS”), (formerly named Universal Processing Services of Wisconsin, LLC through December 20, 2019), as of and for the fiscal years ended December 31, 2018 and 2016 (Exhibit 99.1 and Exhibit 99.3), and separate unaudited financial statements for NMS as of and for the fiscal year ended December 31, 2017 (Exhibit 99.2), in Part IV, Item 15.

We have determined that this unconsolidated portfolio company has met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X for which we are required, pursuant to Rule 3-09 of Regulation S-X, to attach separate financial statements as exhibits to the Form 10-K. In accordance with Rule 3-09(b)(1), the separate financial statements of NMS are being filed as an amendment to the Form 10-K, within 90 days after the end of our fiscal year.

This Amendment also updates, amends and supplements Part IV, Item 15 of the Form 10-K to include, among other items, the filing of new Exhibits 31.1, 31.2, 32.1 and 32.2, certifications of our Chief Executive Officer and Chief Accounting Officer, pursuant to Rule 13a-14(a) and (b).

No other changes have been made to the Form 10-K other than that described above. This Amendment does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K. Among other things, forward-looking statements made in the Form 10-K have not been revised to reflect events that occurred or facts that became known to us after filing of the Form 10-K, and such forward-looking statements should be read in their historical context. Furthermore, this Amendment should be read in conjunction with the Form 10-K and with our filings with the SEC subsequent to the Form 10-K.

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

10.26	Employment Agreement with Barry Sloane, dated March 1, 2019 (incorporated by reference to Annual Report on Form 10-K filed March 18, 2019)

10.27	Employment Agreement with Jennifer C. Eddelson, dated March 1, 2019 (incorporated by reference to Annual Report on Form 10-K filed March 18, 2019)

10.28	Employment Agreement with Michael A. Schwartz, dated March 1, 2019 (incorporated by reference to Annual Report on Form 10-K filed March 18, 2019)

10.29	Employment Agreement with Peter Downs, dated March 1, 2019 (incorporated by reference to Annual Report on Form 10-K filed March 18, 2019)

14.1
Code of Ethics (Previously filed in connection with Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-191499) filed on November 3, 2014, and incorporated by reference herein).

21.1	Subsidiaries of the Registrant (incorporated by reference to Annual Report on Form 10-K filed March 18, 2019)

31.1	Certification by Principal Executive Officer required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended, furnished herewith.

31.2	Certification by Principal Financial Officer required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended, furnished herewith.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

99.1	Financial Statements of Newtek Merchant Solutions, LLC and Subsidiaries as of and for the year ended December 31, 2018 (audited) filed herewith

99.2	Financial Statements of Universal Processing Services of Wisconsin, LLC and Subsidiary as of and for the year ended December 31, 2017 (unaudited) filed herewith

99.3	Financial Statements of Universal Processing Services of Wisconsin, LLC and Subsidiary as of and for the year ended December 31, 2016 (audited) filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWTEK BUSINESS SERVICES CORP.

Date: April 1, 2019	By:	/S/ BARRY SLOANE
Barry Sloane
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: April 1, 2019	By:	/S/ JENNIFER EDDELSON
Jennifer Eddelson
Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ BARRY SLOANE	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	April 1, 2019
Barry Sloane

/S/ JENNIFER EDDELSON	Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	April 1, 2019
Jennifer Eddelson

/S/ RICHARD SALUTE	Director	April 1, 2019
Richard Salute

/S/ SALVATORE MULIA	Director	April 1, 2019
Salvatore Mulia

/S/ GREGORY ZINK	Director	April 1, 2019
Gregory Zink

/S/ PETER DOWNS	Director	April 1, 2019
Peter Downs