Form 10-Q
period 2019-03-31
Newtek Business Services Corp.
filed 2019-05-03
CIK 1587987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial or accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 3, 2019, there were 19,115,359 shares issued and outstanding of the registrant’s Common Stock, par value $0.02 per share.

Defined Terms

We have used “we,” “us,” “our”, “our company”, and “the Company” to refer to Newtek Business Services Corp. and its subsidiaries in this report. We also have used several other terms in this report, which are explained or defined below:

Terms
1940 Act	Investment Company Act of 1940, as amended
2013-1 Trust	Newtek Small Business Loan Trust, Series 2013-1
2016-1 Trust	Newtek Small Business Loan Trust, Series 2016-1
2017-1 Trust	Newtek Small Business Loan Trust, Series 2017-1
2018-1 Trust	Newtek Small Business Loan Trust, Series 2018-1
2021 Notes	7.00% Notes due 2021
2022 Notes	7.50% Notes due 2022
2023 Notes	6.25% Notes due 2023
ASC	Accounting Standards Codification, as issued by the FASB
ASU	Accounting Standards Updates, as issued by the FASB
ATM Equity Distribution Agreement	Second Amended and Restated Equity Distribution Agreement, dated August 31, 2018 by and among the Company and the Placement Agents
BDC	Business Development Company under the 1940 Act
Board	The Company's board of directors
Capital One	Capital One Bank, N.A.
Code	Internal Revenue Code of 1986, as amended
DRIP	The Company's dividend reinvestment plan
EBITDA	Earnings before interest, taxes, depreciation and amortization
Equity Incentive Plan	The Company's 2015 Equity Incentive Plan
Exchange Act	Securities and Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Goldman Facility	Credit and Guaranty Agreement between NMS, NTS, Premier, BSP, SBL and GS Bank as amended on June 21, 2017; further amended on September 7, 2018 to remove NTS, BSP and SBL as borrowers
Goldman Sachs	Goldman Sachs Bank
LIBOR	London Interbank Offered Rate
NAV	Net Asset Value
NBL Facility	Revolving Credit and Security Agreement between NBL SPV1, LLC, a wholly-owned subsidiary of NBL and Capital One
Related Party RLOC	Unsecured revolving line of credit agreement between NMS as lender and Newtek as borrower
PLP	Preferred Lender Program, as authorized by the SBA
Redemption Date	March 23, 2018
RIC	Regulated investment company under the Code
S&P	Standard and Poor's
SBA	United States Small Business Administration
SBLC	Small Business Lending Company
SEC	Securities and Exchange Commission
SMB	Small-and-medium sized businesses
Sterling	Sterling National Bank
Sterling 504 Facility	Loan and Security Agreement between NBC and Sterling, as lender to originate SBA 504 loans

Sterling Receivable and Inventory Facility	Loan and Security Agreement between NBC and Sterling, as lender to fund accounts receivable and inventory financing arrangements
Taxable Subsidiaries	Companies formed by Newtek which are taxed as corporations for income tax purposes
Trustee	U.S. Bank, N.A.
U.S. GAAP or GAAP	Generally accepted accounting principles in the United States

Portfolio Companies and Subsidiaries
NSBF	Newtek Small Business Finance, LLC, a consolidated subsidiary
NBL	Newtek Business Lending, LLC, a wholly-owned controlled portfolio company
NCL	Newtek Conventional Lending, LLC, a 50% owned portfolio company
Exponential	Exponential Business Development Co., Inc., a Taxable Subsidiary
NMS	Newtek Merchant Solutions, LLC (formerly Universal Processing Services of Wisconsin LLC), a wholly-owned controlled portfolio company
Premier	Premier Payments LLC, a former wholly-owned controlled portfolio company which merged into NMS at December 31, 2018
Mobil Money	Mobil Money, LLC, a wholly-owned controlled portfolio company
NTS	Newtek Technology Solutions, Inc., a wholly-owned controlled portfolio company
IPM	International Professional Marketing, Inc., a wholly-owned controlled portfolio company
SIDCO	SIDCO, LLC dba Cloud Nine Services, a wholly-owned controlled portfolio company
EWS	Excel WebSolutions, LLC, a controlled portfolio company
NBCS	CDS Business Services, Inc. dba Newtek Business Credit Solutions, a wholly-owned controlled portfolio company
SBL	Small Business Lending, LLC, a wholly-owned controlled portfolio company
BSP	ADR Partners, LLC dba banc-serv Partners, LLC, a wholly-owned controlled portfolio company
NPS or PMT	PMTWorks Payroll, LLC dba Newtek Payroll and Benefits Solutions, a wholly-owned controlled portfolio company
NIA	Newtek Insurance Agency, LLC, a wholly-owned controlled portfolio company
UCS	United Capital Source, LLC, a former wholly-owned controlled portfolio company, 100% membership interest of which were sold on October 26, 2018
TAM	Titanium Asset Management LLC, a wholly-owned controlled portfolio company
EMCAP	EMCAP Loan Holdings, LLC

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (In Thousands, except for Per Share Data)
	March 31, 2019	December 31, 2018
ASSETS	(Unaudited)	(Note 1)
Investments, at fair value
SBA unguaranteed non-affiliate investments (cost of $370,328 and $355,589, respectively; includes $280,430 and $323,388, respectively, related to securitization trusts)	$366,769	$349,402
SBA guaranteed non-affiliate investments (cost of $16,634 and $17,217, respectively)	18,586	19,100
Controlled investments (cost of $75,935 and $74,279, respectively)	171,294	171,585
Non-control/affiliate investments (cost of $1,000 and $1,000, respectively)	1,000	1,000
Investments in money market funds (cost of $9 and $9, respectively)	9	9
Total investments at fair value	557,658	541,096
Cash	3,083	2,316
Restricted cash	26,654	29,034
Broker receivable	45,354	42,617
Due from related parties	3,596	3,232
Servicing assets, at fair value	22,339	21,360
Right of use assets	8,768	—
Other assets	14,282	13,686
Total assets	$681,734	$653,341

LIABILITIES AND NET ASSETS
Liabilities:
Bank notes payable	$64,500	$34,700
Notes due 2022 (par: $8,324 as of March 31, 2019 and December 31, 2018, see Note 7)	8,039	8,019
Notes due 2023 (par: $57,500 as of March 31, 2019 and December 31, 2018, see Note 7)	55,681	55,564
Notes payable - Securitization trusts (par: $201,859 and $220,137 as of March 31, 2019 and December 31, 2018, see Note 7)	198,592	216,507
Notes payable - related parties	25,890	16,840
Due to related parties	2	4
Lease liabilities	10,775	—
Deferred tax liabilities	8,712	9,241
Accounts payable, accrued expenses and other liabilities	17,537	25,021
Total liabilities	389,728	365,896

Commitment and contingencies (Note 8)
Net assets:
Preferred stock (par value $0.02 per share; authorized 1,000 shares, no shares issued and outstanding)	—	—
Common stock (par value $0.02 per share; authorized 200,000 shares, 19,073 and 18,919 issued and outstanding, respectively)	382	379
Additional paid-in capital	257,597	254,498
Accumulated undistributed earnings	34,027	32,568
Total net assets	292,006	287,445
Total liabilities and net assets	$681,734	$653,341
Net asset value per common share	$15.31	$15.19

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (In Thousands, except for Per Share Data)
	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Investment income
From non-affiliate investments:
Interest income	$7,017	$5,174
Servicing income	2,428	2,065
Other income	921	1,055
Total investment income from non-affiliate investments	10,366	8,294
From Non-control/affiliate investments:
Dividend income	31	—
From controlled investments:
Interest income	217	149
Dividend income	3,150	2,625
Total investment income from controlled investments	3,367	2,774
Total investment income	13,764	11,068
Expenses:
Salaries and benefits	3,588	4,878
Interest	4,735	3,512
Depreciation and amortization	129	120
Professional fees	984	940
Origination and servicing	1,653	1,605
Origination and servicing - related party	2,188	—
Change in fair value of contingent consideration liabilities	46	10
Loss on extinguishment of debt	—	1,059
Other general and administrative costs	1,427	1,717
Total expenses	14,750	13,841
Net investment loss	(986)	(2,773)
Net realized and unrealized gains (losses):
Net realized gain on non-affiliate investments - SBA 7(a) loans	9,344	9,881
Net unrealized appreciation (depreciation) on SBA guaranteed non-affiliate investments	70	(280)
Net unrealized appreciation on SBA unguaranteed non-affiliate investments	2,629	992
Net unrealized (depreciation) appreciation on controlled investments	(1,947)	1,170
Change in deferred taxes	529	(299)
Net unrealized depreciation on servicing assets	(556)	(579)
Net realized and unrealized gains	$10,069	$10,885
Net increase in net assets resulting from operations	$9,083	$8,112
Net increase in net assets resulting from operations per share	$0.48	$0.44
Net investment loss per share	$(0.05)	$(0.15)
Dividends and distributions declared per common share	$0.40	$0.40
Weighted average number of shares outstanding	19,003	18,495

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS (UNAUDITED)
(In Thousands)

Three Months Ended March 31, 2019
Increase in net assets:
Net investment loss	$(986)
Net realized gains on investments	9,344
Net change in unrealized appreciation on investments	725
Net increase in net assets resulting from operations	9,083
Distributions to common stockholders	(7,574)
Capital share transactions:
Issuance of common stock under dividend reinvestment plan	218
Stock-based compensation expense	160
Issuance of common stock, net of offering costs	2,544
Net increase in net assets from capital share transactions	2,922
Impact of ASC 842 adoption	130
Total increase in net assets	4,561
Net assets at beginning of period	287,445
Net assets at end of period	$292,006
Common shares outstanding at end of period	19,073
Capital share activity:
Shares issued under dividend reinvestment plan	12
Shares issued in connection with sales of common stock under ATM	135
Restricted shares issued under Equity Incentive Plan, net of forfeitures	8
Net increase in capital activity	155

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (In Thousands)
	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Cash flows from operating activities:
Net increase in net assets resulting from operations	$9,083	$8,112
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net unrealized depreciation (appreciation) on controlled investments	1,947	(1,170)
Net unrealized appreciation on non-affiliate investments	(2,699)	(712)
Net unrealized depreciation on servicing assets	556	579
Net realized gains on non-affiliate investments	(9,344)	(9,881)
Allowance for doubtful accounts	(45)	24
Change in fair value of contingent consideration liabilities	46	10
Loss on extinguishment of debt	—	1,059
Amortization of deferred financing costs	540	378
Deferred income taxes	(529)	299
Depreciation and amortization	129	120
Funding of guaranteed non-affiliate SBA loans	(73,538)	(69,973)
Funding of unguaranteed non-affiliate SBA loans	(24,241)	(21,387)
Funding of controlled investments	(3,206)	(4,639)
Proceeds from sale of non-affiliate SBA loans	83,849	83,457
Principal received on SBA non-affiliate investments	8,676	8,732
Principal received from controlled investments	1,050	1,522
Return of investment from controlled investments	500	—
Other, net	132	370
Changes in operating assets and liabilities:
Broker receivable	(2,738)	(21,294)
Due to/from related parties	(320)	(1)
Other assets	(235)	699
Accounts payable, accrued expenses and other liabilities	(5,313)	4,499
Capitalized servicing asset	(1,535)	(1,624)
Other, net	95	3
Net cash used in operating activities	(17,140)	(20,818)
Cash flows from investing activities:
Purchase of fixed assets	(132)	(83)
Cash flows from financing activities:
Net borrowings on bank notes payable	29,800	30,500
Proceeds from common shares sold, net of offering costs	2,544	—
Net proceeds (repayments) under related party line of credit	9,050	(3,326)
Proceeds from Notes due 2023	—	57,500
Redemption of Notes due 2021	—	(40,250)
Payments on Notes Payable - Securitization Trusts	(18,365)	(9,376)
Dividends paid	(7,354)	(7,202)

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (In Thousands)
	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Additions to deferred financing costs	(16)	(1,893)
Purchase of vested stock for employee payroll tax withholding	—	(34)
Net cash provided by financing activities	15,659	25,919
Net (decrease) increase in cash and restricted cash	(1,613)	5,018
Cash and restricted cash—beginning of period (Note 2)	31,350	20,538
Cash and restricted cash—end of period (Note 2)	$29,737	$25,556

Non-cash operating, investing and financing activities:
Foreclosed real estate acquired	$441	$478
Issuance of common shares under dividend reinvestment plan	$220	$168

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Performing SBA Unguaranteed Investments (1) (21)
Ren Investment Group Inc dba True Positon Manufacturing	Machinery Manufacturing	Term Loan	Prime plus 2.75%	3/29/2029	$868.0	$868.0	$789.7	0.27%
Pirate Cove Marina Inc, DRK Irrevocable Trust, BEK Irrevocable Trust	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/29/2044	993.8	993.8	1,097.4	0.38%
Knoxville Room Service	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/29/2029	6.8	6.8	6.2	—%
Complete Care IT LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/29/2029	52.5	52.5	47.1	0.02%
Peak Performance Associates LLC dba Nova Hypnosis and Wellness	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/29/2029	60.0	60.0	53.8	0.02%
Outtasight Careers, LLC dba Gecko Hospitality	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/29/2029	52.0	52.0	46.6	0.02%
Turtle Shirts, LLC	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/29/2029	53.8	53.8	49.0	0.02%
La Favorita Radio Network	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	3/29/2029	375.0	375.0	346.3	0.12%
EJ & James Transport LLC	Truck Transportation	Term Loan	Prime plus 2.75%	3/29/2029	9.5	9.5	9.0	—%
J Brothers Enterprises, LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/29/2044	645.0	645.0	661.2	0.23%
Hamsons Inc.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/29/2029	187.5	187.5	168.1	0.06%
Pizzaplex L3C	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/29/2029	44.8	44.8	40.9	0.01%
Bhatti LLC dba Auntie Ann's & Bhatti LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/29/2029	165.0	165.0	148.0	0.05%
Key HR Associates, Inc dba Parents Choice for Kids	Social Assistance	Term Loan	Prime plus 2.75%	3/29/2044	453.8	453.8	470.1	0.16%
Royalty Freight Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	3/29/2029	428.1	428.1	406.7	0.14%
Reliable Power Group Inc. dba Batteries + bulbs Pensacola	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/29/2029	100.0	100.0	89.9	0.03%
Felipe Antonio Del Valle M.D. P.A.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/29/2029	15.0	15.0	13.5	—%
Bayco Enterprises, Inc	Gasoline Stations	Term Loan	Prime plus 2.75%	3/29/2044	198.8	198.8	221.0	0.08%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
NuBe Business Group LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/29/2044	41.0	41.0	45.6	0.02%
Raven's Place LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/29/2044	687.5	687.5	716.6	0.25%
Iredell Oral & Facial Surgery, P.C. dba Johnson Oral Surgery	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/29/2044	825.0	825.0	848.6	0.29%
StillBasi Holdings, Inc. dba Buxton Auto Transport	Truck Transportation	Term Loan	Prime plus 2.75%	3/29/2029	300.0	300.0	279.8	0.10%
Stillwater Ventures, LLC	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/29/2029	416.1	416.1	400.3	0.14%
Bright Freight Solution, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	3/29/2029	1,250.0	1,250.0	1,167.4	0.40%
Cleland Pharmacy LLC	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	3/28/2029	22.5	22.5	23.6	0.01%
J.C. Pallet Company, Inc.	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	3/28/2029	450.0	450.0	437.7	0.15%
RG Productions LLC	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/28/2029	155.5	155.5	147.3	0.05%
Children First Home Health Care, Inc. dba Health Calls	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/28/2029	137.5	137.5	124.5	0.04%
GS Bath Inc	Truck Transportation	Term Loan	Prime plus 2.75%	3/28/2029	312.5	312.5	295.3	0.10%
Planet X Tobacco & Gift, LLC	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/28/2044	285.8	285.8	308.7	0.11%
Custom Vinyl Products LLC	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/28/2044	1,012.5	1,012.5	1,068.9	0.37%
Four Seasons Laser Center Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/28/2029	15.0	15.0	14.7	0.01%
Cocomo Joe's LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/28/2029	3.5	3.5	3.3	—%
Skaggs RV Outlet ,LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/28/2029	250.0	250.0	261.9	0.09%
PA Sobol Partners LLC dba Sobal	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/28/2029	21.3	21.3	20.3	0.01%
DC AG, LLC dba Big B Sales	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/27/2044	587.8	587.8	611.2	0.21%
Cinco Fit LLC dba Cinco Fit	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/27/2029	165.0	165.0	149.3	0.05%
Ocean Trans LLC and Dehal Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	3/27/2029	50.0	50.0	52.4	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Danielle Vance LPC, LLC dba Danielle Vance MA, LPC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/27/2029	5.7	5.7	5.1	—%
Heritage Hills Athletics 1, LLC and Heritage Hills Athletics 1, LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/26/2044	1,250.0	1,250.0	1,317.6	0.45%
District 5 Boutique LLC	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/26/2029	125.0	125.0	112.1	0.04%
Skyways, LTD	Support Activities for Transportation	Term Loan	Prime plus 2.75%	3/22/2029	825.3	825.3	745.2	0.26%
Virginia Industrial Plastics, Inc.	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	3/22/2044	296.5	296.5	329.7	0.11%
Gary Krause dba Gary Krause Landscaping & Design	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/22/2029	6.0	6.0	5.7	—%
Virginia Industrial Plastics, Inc.	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	3/22/2029	270.8	270.8	283.6	0.10%
J & C May Properties, LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/22/2044	1,133.8	1,133.8	1,130.5	0.39%
The Karate Dojo LLC	Educational Services	Term Loan	Prime plus 2.75%	3/21/2029	4.5	4.5	4.0	—%
Dependable Lawn Care, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/21/2029	523.0	523.0	490.7	0.17%
Dependable Lawn Care, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/21/2044	190.5	190.5	208.7	0.07%
American Trails Transport, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	3/21/2029	55.0	55.0	51.7	0.02%
Pitman Holding LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/21/2029	7.5	7.5	7.0	—%
Michigan Neurosurgical Institute P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/20/2029	181.3	181.3	163.1	0.06%
Mega Trucking LLC and Olyimpian Industries LLC	Truck Transportation	Term Loan	Prime plus 2.75%	3/20/2029	400.0	400.0	383.3	0.13%
Sound Manufacturing Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/20/2029	50.0	50.0	44.8	0.02%
Michigan Neurosurgical Institute, P.C.,Optical Spine, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/20/2044	355.0	355.0	367.4	0.13%
Game Station, Inc.	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/19/2029	262.5	262.5	246.5	0.08%
Frontline Selling LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/19/2029	312.5	312.5	325.0	0.11%
Marvellous Print & Ship LLC	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/19/2029	3.4	3.4	3.0	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Vanchoc Transport Inc	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/15/2029	87.5	87.5	78.5	0.03%
Stepping Stones Children's Academy LLC	Social Assistance	Term Loan	Prime plus 2.75%	3/15/2044	375.0	375.0	398.6	0.14%
B & W Towing LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/15/2029	57.5	57.5	59.4	0.02%
Panetcarne Inc.dba Jersey Mike's Subs Greenfield	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/15/2029	14.2	14.2	14.0	—%
Screening Services Group, LLC	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	3/14/2029	281.3	281.3	257.9	0.09%
Space Express, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	3/12/2029	150.0	150.0	137.2	0.05%
Mill Creek Early Childhood Program LLC	Social Assistance	Term Loan	Prime plus 2.75%	6/11/2029	10.8	10.8	9.7	—%
Precise Air Systems, Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/8/2029	264.5	264.5	239.7	0.08%
Alpine Remediation, Inc, T & M Holdings, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/8/2029	87.5	87.5	83.3	0.03%
El Basha Inc dba RPM West San Fernando Valley	Real Estate	Term Loan	Prime plus 2.75%	3/8/2029	62.5	62.5	56.0	0.02%
Wildflour Bakery & Cafe LLC	Food Manufacturing	Term Loan	Prime plus 2.75%	3/8/2029	87.5	87.5	78.5	0.03%
SG Welch Inc dba Sparks Auto Service	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/8/2029	62.5	62.5	57.0	0.02%
D & S Village Hardware LLC dba Cedar Mountain Country Store	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/8/2044	201.8	201.8	217.9	0.07%
Kalloren Provel LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/8/2044	287.0	287.0	304.7	0.10%
Seeds of Knowledge Creative Learning Center LLC	Social Assistance	Term Loan	Prime plus 2.75%	3/7/2044	22.5	22.5	24.3	0.01%
Doble Rentals, L.L.C , Doble Rentals 2, LLC, Doble Rentals 3, LLC	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/4/2029	157.5	157.5	141.2	0.05%
Midwest Expediated Carrier Corporation	Support Activities for Transportation	Term Loan	Prime plus 2.75%	3/1/2029	15.0	15.0	13.5	—%
Monkey Bones LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2044	19.5	19.5	21.7	0.01%
NY Scoops LLC dba Cool Suppliers and Breakneck Road LLC	Food Manufacturing	Term Loan	Prime plus 2.75%	2/28/2029	50.0	50.0	48.8	0.02%
Wooter Apparel, Inc	Nonstore Retailers	Term Loan	Prime plus 2.75%	2/28/2029	50.0	50.0	45.5	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Shah Medical Center SC & Heeena Shyamani	Hospitals	Term Loan	Prime plus 2.75%	2/28/2044	253.8	253.8	253.5	0.09%
Legacy Roof Contractors LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/28/2044	300.0	300.0	310.3	0.11%
KSW Agency Inc.	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	2/28/2029	15.0	15.0	15.7	0.01%
Woodard Electric Services, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/28/2029	21.6	21.6	19.6	0.01%
Matrix Z LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 6.5%	2/27/2029	12.5	12.5	12.9	—%
Merdad Dentistry PLLC dba Easy Dental Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/26/2029	15.8	15.8	14.1	—%
Harbor Management Company Inc dba Jamba Juice	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/22/2029	150.0	150.0	135.8	0.05%
EasyBooks, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/22/2029	6.0	6.0	5.4	—%
Gomez Advanced Wellness Center, Inc.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/21/2044	150.0	150.0	158.6	0.05%
Mia Restoration Inc dba PuroClean and Puroclean of Morristown NJ	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	2/21/2029	41.3	41.3	37.9	0.01%
Citiline Cafe At Jacobs Plaza, LLC dba Citiline Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/20/2029	50.0	50.0	45.2	0.02%
Rob Barletta's Hockey School, Inc	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	2/19/2029	108.8	108.8	114.0	0.04%
Bowl 360 Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/19/2029	139.4	139.4	125.5	0.04%
Bowl 360 Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/19/2029	162.5	162.5	154.7	0.05%
Outler Transportation Services,LLC	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	2/19/2029	45.0	45.0	41.0	0.01%
SB Investments, LLC	Nonstore Retailers	Term Loan	Prime plus 2.75%	2/15/2029	62.9	62.9	60.6	0.02%
Integris Roofing, Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/15/2029	22.5	22.5	20.2	0.01%
M & M Burgers Inc dba Checkers	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2029	74.0	74.0	68.1	0.02%
KHSE Parks, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	2/14/2029	82.5	82.5	74.5	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Par-Man, Inc. dba Rockstar Tattoo	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	2/14/2029	62.5	62.5	56.5	0.02%
Gateway Veterinary Services, P.C. dba Liberty Animal Clinic	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/14/2044	137.5	137.5	152.9	0.05%
Tony Herring & Associates, Inc	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	2/14/2029	15.0	15.0	15.7	0.01%
Precedence Enterprises LLC dba Spartan Junk Removal	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	2/8/2029	16.5	16.5	15.5	0.01%
Shepherd Fitness, LLC dba Workout Anytime Ooltewah	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/8/2029	138.6	138.6	131.3	0.04%
EJGR Corp dba Brite Energy Solutions	Utilities	Term Loan	Prime plus 2.75%	2/8/2029	62.5	62.5	56.2	0.02%
Pamletics LLC dba F45	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/8/2029	3.8	3.8	3.6	—%
Better Dayz PT, Inc. dba Physical Therapy Now	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/7/2029	11.1	11.1	10.1	—%
Creative Counseling Nashville PLLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/7/2029	2.3	2.3	2.0	—%
D & G Elite Construction, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/6/2029	162.5	162.5	170.2	0.06%
RIHAHN INC dba RDBL, INC.	Forestry and Logging	Term Loan	Prime plus 2.75%	2/5/2029	6.9	6.9	7.1	—%
Hernando Beach Motel Inc.,The Purple Cow House of Pancake Inc	Accommodation	Term Loan	Prime plus 2.75%	2/1/2029	15.0	15.0	15.7	0.01%
Jesus and Son's Landscape Contractors, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	2/1/2029	57.5	57.5	52.8	0.02%
Employer Resource Services LLC dba Data Pool	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/31/2029	37.5	37.5	33.7	0.01%
MYC Motors Inc	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	1/30/2044	74.9	74.9	83.3	0.03%
FNF LLC dba WineStyles	Food and Beverage Stores	Term Loan	Prime plus 2.75%	1/22/2029	246.1	246.1	220.8	0.08%
IGWT Coffee, LLC dba PJ's Coffee of New Orleans	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/18/2029	82.0	82.0	74.5	0.03%
MMC Investors, LLC dba Clean Juice	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/18/2029	87.5	87.5	79.8	0.03%
Hilco Athletics & Graphics Inc	Apparel Manufacturing	Term Loan	Prime plus 2.75%	1/16/2044	68.7	68.7	76.4	0.03%
Fluid Connections LLC dba BurgerIM	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/11/2029	62.2	62.2	58.6	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
CMLCLEARWATERBEACH.LLC dba Cousins Maine Lobster	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/11/2029	39.2	39.2	35.9	0.01%
HSR Tacos LLC dba California Tortilla	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/11/2029	54.2	54.2	48.6	0.02%
Rashed and Shabila LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	1/4/2029	22.4	22.4	21.2	0.01%
HDD Solutions, LLC	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	12/31/2028	553.8	553.8	529.6	0.18%
Romain Tower Inc. David Romaine, Sugar Land Crane and Rigging, LLC	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	12/31/2028	240.1	240.1	216.0	0.07%
The Chop House Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/31/2043	556.8	556.8	580.6	0.20%
Capitol Fitness Inc. dba Anytime Fitness Shelby	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/28/2028	18.0	18.0	16.7	0.01%
Galt Insurance Group of Bonita Springs, LLC & Bonita Safety Institute	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	12/28/2043	18.7	18.7	20.8	0.01%
Superior Concepts Acquisition Corp	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/28/2043	508.7	508.7	518.5	0.18%
^Nix and Nix Funeral Home North Inc	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/28/2043	570.9	570.9	619.5	0.21%
0	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/28/2028	118.6	118.6	110.7	0.04%
American Rewinding of NC Inc dba MTS	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/28/2028	421.4	421.4	394.3	0.14%
Omega Funeral and Cremation Services,LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/28/2043	342.3	342.3	358.4	0.12%
Insight Vision Care, PC, CRMOD Lubbock, P.C.,Vielm Vision Eyecare Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/27/2043	1,137.8	1,137.8	1,182.6	0.40%
East Breeze LLC dba Historic Springdale Pub and Eatery	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/27/2043	128.0	128.0	137.3	0.05%
Children First Home Health Care Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/27/2028	296.8	296.8	285.3	0.10%
Medworxs Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/27/2028	10.4	10.4	9.3	—%
Fave Realty Inc.	Real Estate	Term Loan	Prime plus 2.75%	12/27/2043	123.3	123.3	137.0	0.05%
Green Valley Landscape Management Inc. dba Apopka Mower and Equipment	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/27/2043	463.5	463.5	480.6	0.16%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Simkar LLC, Neo Lights Holding Inc, Kalco Lighting, LLC	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	12/26/2043	499.6	499.6	555.2	0.19%
Reservations Unlimited LLC	Real Estate	Term Loan	Prime plus 2.75%	12/26/2043	142.0	142.0	152.6	0.05%
BD Branson Victorian LLC dba Branson Victorian Inn	Accommodation	Term Loan	Prime plus 2.75%	12/24/2043	496.2	496.2	539.3	0.18%
^Timios Enterprises Corp dba Palm Court	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/24/2043	706.4	706.4	748.7	0.26%
RM Hawkins LLC	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/24/2028	296.8	296.8	279.9	0.10%
Royalty Freight Inc	Truck Transportation	Term Loan	Prime plus 2.75%	12/21/2028	96.5	96.5	86.4	0.03%
Tri-State Financial Group Inc	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	12/21/2028	37.4	37.4	33.5	0.01%
Siman Trio Trading	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/21/2028	148.4	148.4	133.7	0.05%
LP Industries, Inc and Playground Packages, LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/21/2028	92.9	92.9	83.4	0.03%
The Law Office of Jared E. Shapiro, P.A	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/21/2028	11.1	11.1	10.0	—%
Kyle M Walker DDS, PC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2028	111.4	111.4	100.8	0.03%
Fifth Wheel Truck Stop 001, Inc.	Gasoline Stations	Term Loan	Prime plus 2.75%	12/21/2028	103.9	103.9	93.0	0.03%
Burgess and Dudley, Incorporated	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/21/2028	235.0	235.0	218.6	0.07%
Diamond Estates LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	12/21/2028	74.3	74.3	66.5	0.02%
Precision Bytes LLC dba Tower Connect	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/21/2028	128.4	128.4	115.7	0.04%
Accel Compression Inc.,Accel Workover Services Inc	Rental and Leasing Services	Term Loan	Prime plus 2.75%	6/21/2044	124.9	124.9	139.0	0.05%
Cammarata Associates LLC	Credit Intermediation and Related Activities	Term Loan	Prime plus 2.75%	12/21/2028	74.2	74.2	66.4	0.02%
C&D Trucking & Equipment Service, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/21/2043	117.3	117.3	130.4	0.04%
Baseline Health, LLC & Baseline Health Management, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2028	117.5	117.5	107.1	0.04%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
ETS Tree Service Inc and Eastern Tree Service, Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/21/2028	227.6	227.6	215.2	0.07%
Sesolinc GRP, Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/21/2028	371.0	371.0	353.3	0.12%
^D.A.F.S Transport, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	12/21/2028	653.0	653.0	650.7	0.22%
Graff Excavating, Inc	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	12/20/2028	193.4	193.4	175.5	0.06%
Alaska Motor Home Inc	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/20/2028	296.8	296.8	283.0	0.10%
Yellow Fin Marine Services LLC, K Marine XI, LLC K Marine VIII, LLC	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/20/2028	638.6	638.6	630.1	0.22%
Local Liberty Inc dba The Wardsboro Country Store	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/20/2043	155.0	155.0	166.5	0.06%
^Flashii App, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/20/2028	61.8	61.8	63.5	0.02%
Roots N Shoots, LLC & Yardplus LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/20/2028	67.3	67.3	61.2	0.02%
Cedric Construction Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/20/2028	98.9	98.9	103.5	0.04%
^Hotel Compete, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/20/2028	61.8	61.8	55.4	0.02%
Darian L Hampton DDS PA and Darian L. Hampton	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/20/2028	297.2	297.2	268.0	0.09%
CK Green Partners, LLC dba Reis and Irvy"s Columbus	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/20/2029	187.5	187.5	180.0	0.06%
Healthy and Fresco LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/20/2029	34.5	34.5	32.1	0.01%
^Marlin Lighting LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/19/2028	100.7	100.7	90.1	0.03%
^Accent Comfort Services, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/19/2028	68.2	68.2	61.5	0.02%
Sheldon T Banks and Sheldon T Banks LLC dba Serenity Funeral Chapel ll	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/19/2044	61.0	61.0	67.8	0.02%
^The Cromer Company	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/19/2028	494.7	494.7	444.4	0.15%
^Goodson's Garden, LLC dba Always Goldies Florist	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/19/2028	11.6	11.6	10.6	—%
JejoJesi Corp dba Dukunoo Jamaican Kitchen, Dunkunoo	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/19/2029	42.1	42.1	41.6	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Peanut Butter & Co., Inc.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/14/2028	247.4	247.4	221.5	0.08%
^Ventures TBD LLC dba The Bottle Tree	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/14/2043	98.6	98.6	102.6	0.04%
^Mediterranean Tastes Inc dba Mediterranean Tastes Since 1974	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/14/2028	15.6	15.6	14.0	—%
^Redskin Cafe Inc. dba Goodfellas Wine & Spirits, Redskin Cafe Inc	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/14/2043	245.8	245.8	270.0	0.09%
^YBL Restaurant Group LLC dba Tropisueno	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/14/2029	377.0	377.0	340.5	0.12%
^Cordoba Foods LLC, Multi Logistics Network Inc, Karina Mena	Food Manufacturing	Term Loan	Prime plus 2.75%	12/14/2028	314.2	314.2	292.8	0.10%
^Alpha Omega Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	12/14/2028	69.4	69.4	72.6	0.02%
^Healthy Human, LLC	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/14/2028	123.7	123.7	110.7	0.04%
^Alpha Landscape Contractors, Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/14/2029	330.4	330.4	309.5	0.11%
^L&M Services, LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/14/2043	199.7	199.7	211.1	0.07%
^Aero Consulting and Engineering Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/14/2028	14.8	14.8	13.3	—%
^Fitness Orlando LLC & Fitness Orlando Oviedo, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/14/2028	272.7	272.7	253.4	0.09%
^Sound Contracting LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	12/14/2028	41.3	41.3	39.2	0.01%
^Stony Creek Wellness Group, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/14/2043	98.6	98.6	106.0	0.04%
Sound Contracting LLC	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/14/2043	196.8	196.8	202.2	0.07%
^Burton Realty Co., Inc dba Anchor Realty, Northeast	Real Estate	Term Loan	Prime plus 2.75%	12/13/2028	299.8	299.8	268.5	0.09%
^The Miller Center for Esthetic Excellence	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/13/2043	386.8	386.8	386.1	0.13%
^OC Helicopters LLC	Air Transportation	Term Loan	Prime plus 2.75%	12/13/2028	92.1	92.1	96.3	0.03%
^Plan B Burger LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/13/2029	1,038.9	1,038.9	969.7	0.33%
^Tapia Auto Care, LLC dba Shoreline Quick Lube and Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/13/2043	975.8	975.8	1,009.2	0.35%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
D for Dream LLC dba Blo Blow Dry Bar Inc	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/13/2029	73.8	73.8	66.2	0.02%
^All About Kids and Families Mediical Center, Inc.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/13/2029	364.9	364.9	361.5	0.12%
^United States Plastic Equipment LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/13/2028	141.0	141.0	126.3	0.04%
^Tier1 Solutions LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/12/2029	10.1	10.1	9.1	—%
^Mateo Enterprise Inc dba El Milagro Market	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/12/2043	119.8	119.8	124.7	0.04%
Anglin Cultured Stone Products LLC dba Anglin Construction	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/12/2029	61.8	61.8	63.3	0.02%
^Ashwood Food Services Inc. dba Jake Rooney's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/12/2043	214.6	214.6	233.0	0.08%
^Behind The Scenes Chicago, LLC dba Paramount Events	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/12/2029	253.5	253.5	250.1	0.09%
^Airstrike Firefighters LLC	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	12/12/2028	1,236.8	1,236.8	1,189.9	0.41%
^Mateo Enterprise Inc dba El Milagro Market	Food and Beverage Stores	Term Loan	Prime plus 2.75%	1/12/2029	59.4	59.4	53.2	0.02%
^Ashwood Food Services, Incorporated dba Jake Rooney's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/12/2029	66.8	66.8	62.5	0.02%
^Duck's Nuts Inc dba Pet Place Market	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	1/11/2029	42.8	42.8	40.7	0.01%
^Googlyoogly, LLC dba Bi-Rite Supermarket	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/11/2043	202.7	202.7	210.9	0.07%
^Hilltop Wine Shop, Inc dba Hiltop Wine Shop	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/11/2043	127.8	127.8	135.0	0.05%
^B&B Bodega of Delray LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	1/11/2029	19.3	19.3	17.3	0.01%
White Wilson & Associates LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/11/2043	42.4	42.4	44.1	0.02%
^EMES Supply, LLC	General Merchandise Stores	Term Loan	Prime plus 2.75%	1/11/2029	123.7	123.7	113.1	0.04%
^Oregon Medical Training Private Career School Inc.	Educational Services	Term Loan	Prime plus 2.75%	1/11/2029	39.6	39.6	35.5	0.01%
^TFE Resources ,LTD	Utilities	Term Loan	Prime plus 2.75%	1/11/2029	591.2	591.2	544.7	0.19%
^Team Henry, LLC dba Kelly Automotive of Deltona	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/10/2043	390.6	390.6	405.1	0.14%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^ZLM Services LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/10/2029	39.6	39.6	35.5	0.01%
^Food Service Industry Consultants Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/7/2029	70.7	70.7	63.6	0.02%
^Shining Star Kids, Inc. dba Brain Balance	Educational Services	Term Loan	Prime plus 2.75%	1/7/2029	86.6	86.6	78.1	0.03%
^CET Inc	Truck Transportation	Term Loan	Prime plus 2.75%	1/6/2029	1,236.8	1,236.8	1,146.7	0.39%
^3SIXO Motorsports LLC dba 3SIXO Motorsports Shop	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	1/6/2029	97.2	97.2	87.6	0.03%
^Metro R Services Inc. and Metal & Roof Supplies Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/6/2029	205.3	205.3	215.1	0.07%
^Unique Home Solutions Inc. and Unique Home Solutions of Ohio	Construction of Buildings	Term Loan	Prime plus 2.75%	1/5/2029	247.4	247.4	259.1	0.09%
^Consulting Solutions, Inc and Mark Luciani	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/5/2029	56.9	56.9	51.0	0.02%
^Little West LLC, 340 Group LLC, Retail West LLc, Andrew W Walker	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/5/2029	86.7	86.7	78.5	0.03%
^Levine Daycare Inc dba Kids R Kids	Social Assistance	Term Loan	Prime plus 2.75%	1/5/2029	267.2	267.2	251.3	0.09%
^The Altitude Group LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/4/2029	147.3	147.3	132.7	0.05%
^Jay Carlton's, LLC dba Jay Birds Rotisserie & Grill	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/4/2029	38.6	38.6	36.8	0.01%
^Access Staffing, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/4/2029	192.2	192.2	172.3	0.06%
^York Concrete Corp	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/3/2043	199.7	199.7	219.3	0.08%
^Swantown Inn and Spa, LLC	Accommodation	Term Loan	Prime plus 2.75%	1/3/2029	13.4	13.4	14.0	—%
^Hernando Beach Motel LLC,The Purple Cow House o APancake AInc.	Accommodation	Term Loan	Prime plus 2.75%	11/30/2043	224.4	224.4	249.3	0.09%
^Water Station Holdings LLC	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/30/2028	682.1	682.1	655.7	0.22%
^Cabrera's Auto Services LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/30/2043	80.8	80.8	86.2	0.03%
^Tammy's Place LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/30/2044	436.0	436.0	481.0	0.16%
^Microplex Co, Third Market LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/30/2028	162.3	162.3	145.4	0.05%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Luxury Furniture, Inc.dba Venicasa & Luxe Home Interiors	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/30/2028	123.0	123.0	122.3	0.04%
^Albert M. Quashie, DDS, PC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/29/2043	65.1	65.1	68.1	0.02%
^JJB Production LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/29/2028	7.2	7.2	6.5	—%
^Albert M Quashie, DDS, PC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/29/2028	86.1	86.1	82.9	0.03%
^Recovery Boot Camp, LLC, Rule 62, Inc. and Healing Properties, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/28/2028	121.8	121.8	109.6	0.04%
^Level Up Gaming, Inc	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	11/28/2043	89.8	89.8	92.1	0.03%
^Extreme Granite Corp	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/28/2043	187.0	187.0	204.0	0.07%
^True Love Christian Academy LLC	Social Assistance	Term Loan	Prime plus 2.75%	12/28/2043	41.9	41.9	45.8	0.02%
^Sky Wonder Pyrotechnics, LLC dba Sky Wonder Fire and Safety Gear Up	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/28/2043	430.1	430.1	477.9	0.16%
^Best Global Alternative North, LLC	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/21/2028	86.1	86.1	77.1	0.03%
^BEK Holdings LLC, Veseli Fine Art Galleries, LLC, Trusted.com LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/21/2028	1,229.9	1,229.9	1,268.3	0.43%
Thames Aquatic Club, LLC	Educational Services	Term Loan	Prime plus 2.75%	7/21/2029	19.9	19.9	20.9	0.01%
^M.A.W. Enterprises LLC dbaY-Not Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/21/2028	22.1	22.1	20.9	0.01%
^On Call Electrical of Georgia LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/20/2043	664.4	664.4	694.5	0.24%
^Commonwealth Warehouse Inc	Warehousing and Storage	Term Loan	Prime plus 2.75%	12/20/2028	442.8	442.8	421.2	0.14%
^K & A Automotive Inc	Gasoline Stations	Term Loan	Prime plus 2.75%	11/19/2043	121.7	121.7	132.2	0.05%
^High Desert Transport, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	12/19/2028	74.8	74.8	69.2	0.02%
^Cali Fit Meals	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2028	61.5	61.5	55.2	0.02%
^Cocomo Joe's LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2028	1.7	1.7	1.5	—%
^Saunders Management LLC dba Northern Light Espresso Bar and Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/16/2028	39.9	39.9	41.7	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Beau & HB Inc dba Beau's Billiard, Bowling & Arcade	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/16/2029	38.9	38.9	39.2	0.01%
^Sektor Salutions Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/16/2028	157.8	157.8	141.3	0.05%
^Beau & HB Inc dba Beau's Billard, Bowling & Arcade	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/16/2043	69.8	69.8	73.7	0.03%
^Allegro Assisted Living Services of Texas LLC	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	11/15/2043	94.7	94.7	105.3	0.04%
^GEM2K, LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2043	381.3	381.3	402.6	0.14%
^Schafer Fisheries Inc.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	11/14/2028	49.2	49.2	51.5	0.02%
^US Dedicated LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/9/2028	413.2	413.2	376.1	0.13%
^Jinwoo Sushi Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/9/2028	21.9	21.9	22.9	0.01%
^Salon Femi LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/9/2028	7.4	7.4	7.2	—%
^McNeill Stokes	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/8/2028	6.6	6.6	5.9	—%
Vancole Investments, Inc. dba Smoothie King #913	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/7/2044	274.0	274.0	295.8	0.10%
^JN Thompson Ent,Inc.	Construction of Buildings	Term Loan	Prime plus 2.75%	12/7/2028	388.1	388.1	358.8	0.12%
JP Dhillon's Foods LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/1/2029	63.9	63.9	58.9	0.02%
^Peter Thomas Roth Labs LLC and June Jacobs Labs, LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/1/2028	319.8	319.8	286.3	0.10%
^Modutech Marine Inc	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	12/1/2028	369.0	369.0	386.1	0.13%
^Steele Security, LLC dba Signal 88 Security of San Antonio	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/31/2028	108.8	108.8	98.5	0.03%
^Abington Caregivers, LLC	Social Assistance	Term Loan	Prime plus 2.75%	11/30/2043	124.8	124.8	133.4	0.05%
Organic Juice Bar Wexford LLC dba The OJB "The Organic Juice Bar"	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/30/2029	80.4	80.4	73.4	0.03%
^C.A.T.I. Armor, LLC	Apparel Manufacturing	Term Loan	Prime plus 2.75%	10/30/2043	209.5	209.5	219.6	0.08%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
UK, LLC dba Pita Pit	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/30/2029	44.8	44.8	41.5	0.01%
^JAL Group, Inc. dba Brainy Boulevard Daycare	Social Assistance	Term Loan	Prime plus 2.75%	10/29/2028	56.1	56.1	51.0	0.02%
^Ohio Gold & Pawn LLC, Our New Building LLC and Corey Fischer	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	10/26/2028	143.8	143.8	150.4	0.05%
^Reliant Trucking Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	10/25/2028	130.1	130.1	122.6	0.04%
^The Face Place, LLC dba Classic Aesthetics	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/25/2028	9.8	9.8	8.8	—%
^Bellas Sports Pub, Inc dba Brewmasters Tavern	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/24/2043	69.4	69.4	76.4	0.03%
^Shovels and Whiskey LLC	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	10/16/2043	76.2	76.2	82.7	0.03%
Hackstaff Restaurants LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/15/2029	104.2	104.2	95.8	0.03%
^TA Coleman, LLC dba Tom's Truck Shop	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/12/2028	5.7	5.7	5.5	—%
^Cater To You Agency, LLC, dba Cater To You	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/11/2043	22.4	22.4	23.6	0.01%
^Faydon, Inc	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	10/10/2028	73.4	73.4	75.9	0.03%
^MB Click It Photography, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/10/2043	38.1	38.1	41.1	0.01%
^Wellfleet Consulting Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/9/2028	14.7	14.7	13.1	—%
^Apps Inc and Market Share Inc.	Telecommunications	Term Loan	Prime plus 2.75%	10/5/2028	93.0	93.0	83.2	0.03%
^Moore Care LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/4/2028	50.9	50.9	45.5	0.02%
^SwabCo Inc.	Support Activities for Mining	Term Loan	Prime plus 2.75%	9/28/2043	943.6	943.6	989.8	0.34%
^Throop Family Holdings, Inc	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/28/2043	641.3	641.3	666.1	0.23%
^A-1 Van Sevices, Inc.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/28/2028	103.3	103.3	100.9	0.03%
^Burd Brothers Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	9/28/2028	522.6	522.6	501.2	0.17%
^La Venezia Corporation dba La Venezia Ballroom & Robertos Lounge	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/28/2043	329.4	329.4	350.7	0.12%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Mellow Sweets, Inc dba Jaafer Sweets & Marwan Hamdan	Food Manufacturing	Term Loan	Prime plus 2.75%	9/28/2028	54.5	54.5	48.6	0.02%
^JAM Media Solutions LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/28/2028	872.4	872.4	794.4	0.27%
^Rami Technology USA, LLC	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	9/28/2028	175.4	175.4	156.6	0.05%
^Blackwater Diving, LLC	Support Activities for Mining	Term Loan	Prime plus 2.75%	9/27/2028	777.7	777.7	706.3	0.24%
^Quality Electric & Data	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/27/2028	97.2	97.2	93.5	0.03%
^TFR Transit Inc, The Free Ride Inc, South Florida Free Ride Inc.,Tag-A	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/27/2028	121.5	121.5	114.9	0.04%
^Catherine Brandon, PSY.D., Inc dba Kenneth A Deluca, PH.D., & Associat	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/27/2028	115.4	115.4	102.7	0.04%
^Barricade Holding LLC and Action Barricade Company,LLC	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/27/2043	176.9	176.9	180.7	0.06%
^LG Law Center, Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/27/2028	14.6	14.6	13.3	—%
Blue Seven, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/27/2029	86.4	86.4	78.6	0.03%
^Quality Electric & Data Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/27/2043	129.3	129.3	132.5	0.05%
^Zeeba Company, Inc dba Zeeba Rent-A-Van & 5 Star Rent- A-Van	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/27/2028	678.4	678.4	651.4	0.22%
^Action Barricade Company, LLC and Barricade Holding LLC	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/27/2028	327.8	327.8	314.1	0.11%
^Dentistry By Design, P.C	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/26/2028	14.6	14.6	13.2	—%
^US Shipping Trans Inc, Esteem Trucking Inc	Truck Transportation	Term Loan	Prime plus 2.75%	9/26/2028	809.0	809.0	795.1	0.27%
^Ace Auto Recovery, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/26/2043	159.1	159.1	169.1	0.06%
^LTS School, Inc.	Educational Services	Term Loan	Prime plus 2.75%	9/26/2043	100.7	100.7	111.2	0.04%
^Above and Beyond Preschool LLC	Social Assistance	Term Loan	Prime plus 2.75%	9/26/2043	550.5	550.5	589.7	0.20%
^Anglin Cultured Stone Products LLC dba Anglin Construction	Construction of Buildings	Term Loan	Prime plus 2.75%	9/26/2028	97.2	97.2	91.4	0.03%
^Akron Biotechnology, LLC	Chemical Manufacturing	Term Loan	Prime plus 2.75%	9/25/2028	486.1	486.1	484.7	0.17%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Bhatti LLC, Bhatti 3 LLC, dba Auntie Annes	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/25/2028	121.7	121.7	111.4	0.04%
^Steadfast Support Services, LLC	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	9/25/2028	11.7	11.7	10.3	—%
^Newsome Mobile Notary LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/25/2028	5.1	5.1	4.5	—%
^Alania Import & Export, Inc.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	9/24/2028	10.9	10.9	9.8	—%
^Phillip Ramos Upholstery Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/24/2028	15.0	15.0	13.3	—%
^ D & D Optics Inc dba Sterling Optical	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2028	52.2	52.2	47.0	0.02%
^The Garden Club, LLC	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/21/2028	6.4	6.4	5.7	—%
^DC Lofty, LLC,	Accommodation	Term Loan	Prime plus 2.75%	9/21/2028	21.9	21.9	19.6	0.01%
^MillClem Corporation & Monticello Corporation	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	9/21/2043	329.7	329.7	364.2	0.12%
^Southern Services and Equipment, Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/21/2043	209.2	209.2	213.1	0.07%
^Southern Services and Equipment, Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/21/2028	418.0	418.0	399.5	0.14%
^Sommer Auto Sales, Inc	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/20/2028	334.8	334.8	347.0	0.12%
^Somerled Investments, LLC dba Mak's Place LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/20/2028	190.1	190.1	168.3	0.06%
^Tables and Bars Services, Inc and Tables and Bars Rentals, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/20/2028	17.5	17.5	16.4	0.01%
^C3 Capital, Inc	Nonstore Retailers	Term Loan	Prime plus 2.75%	9/19/2028	656.6	656.6	635.7	0.22%
^M&P RV LLC dba M&P RV	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/19/2043	111.9	111.9	122.6	0.04%
^MB Xpress Inc	Truck Transportation	Term Loan	Prime plus 2.75%	9/19/2028	1,173.0	1,173.0	1,097.6	0.38%
^Watearth Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/19/2028	21.9	21.9	19.4	0.01%
^Super Station Inc	Gasoline Stations	Term Loan	Prime plus 2.75%	9/19/2043	208.8	208.8	230.7	0.08%
^Lewis River Golf Course, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/19/2043	497.2	497.2	549.3	0.19%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Dash Point Distributing LLC, Dash Point Logistics LLC and Sara Consal	Truck Transportation	Term Loan	Prime plus 2.75%	9/19/2028	448.7	448.7	397.0	0.14%
^E & G Enterprises LLC dba Comfort Keepers	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/18/2028	5.8	5.8	5.2	—%
^DB Talak LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/18/2043	151.1	151.1	158.7	0.05%
^Culmination Motorsports, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2043	556.4	556.4	609.8	0.21%
^Pastel de Feira LLC dba Original Pastel De Feira	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/17/2028	5.9	5.9	5.5	—%
^Glendale Grill Inc, Roddy Cameron, Jr & John K Symasko	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/17/2043	174.0	174.0	183.6	0.06%
^LJS Electric, Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/14/2028	439.9	439.9	452.0	0.15%
^Rihahn Inc. dba RDBL, Inc	Forestry and Logging	Term Loan	Prime plus 2.75%	9/14/2028	133.2	133.2	125.3	0.04%
^QBS, LLC dba Sterling Optical Exton	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/14/2028	79.0	79.0	70.5	0.02%
^J & C Garcia LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/14/2028	71.9	71.9	65.0	0.02%
^Innovim LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/14/2028	121.5	121.5	107.5	0.04%
^L&M Equipment, Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/14/2043	1,243.0	1,243.0	1,322.4	0.45%
^Baby's on Broadway LLC	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	9/14/2028	48.6	48.6	45.9	0.02%
^Innovative Network Solutions Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/13/2028	120.5	120.5	109.6	0.04%
^Brewster Marketplace Pharmacy & Hardware, LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/13/2028	85.1	85.1	75.2	0.03%
TPE Midstream LLC, Dasahm Company, S & S Ventures LLC and TPE Supply	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/13/2028	254.5	254.5	241.8	0.08%
^Peter K Lee MD, PC dba Atlanta Primary Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/13/2043	859.6	859.6	949.7	0.33%
^Underground Productions LLC dba 31 Escape	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/13/2043	98.3	98.3	108.6	0.04%
^Peter K Lee MD, PC dba Atlanta Primary Care LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/13/2028	381.0	381.0	396.3	0.14%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Perry Olson Insurance Agency Inc. dba State Farm Insurance	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	9/12/2028	14.6	14.6	13.0	—%
^Rancho Paving, Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/10/2028	182.3	182.3	180.3	0.06%
^Pelican Executives Suites, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/7/2028	306.3	306.3	270.9	0.09%
^NY Tent, LLC dba Tent Company of New York LLC, NY Tent Parent LLC	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/7/2028	313.7	313.7	299.4	0.10%
^MurlinComputerCompany LLC dba Murlin Computer	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/7/2028	15.2	15.2	13.7	—%
Amaka Consulting LLC dba Donut Minis	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/7/2028	51.2	51.2	47.1	0.02%
^Pool Guard of LA	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/7/2028	21.9	21.9	19.5	0.01%
^Dr. G's Urgent Care LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/7/2028	21.9	21.9	19.4	0.01%
^Asheville Spine and Nerve Institute PC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/7/2043	90.7	90.7	99.2	0.03%
^Trolley Express Philly, Inc dba Shuttlebee &Honeybee Transportation LLC	Support Activities for Transportation	Term Loan	Prime plus 2.75%	9/6/2028	12.4	12.4	11.4	—%
^Extreme Auto Repair, Inc dba 1st Class Towing	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/6/2028	105.7	105.7	110.0	0.04%
^Living Centers Inc. dba Veranda House Senior Living	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	8/31/2043	418.9	418.9	462.8	0.16%
National Stone LTD and NSI Group Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	8/31/2044	197.2	197.2	217.9	0.07%
^LACCRB LLC dba PostNet	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/30/2028	14.7	14.7	13.2	—%
^Stat Constructor L.P	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/30/2028	100.5	100.5	104.5	0.04%
^XL Soccer World Orlando. LLC, XL Soccer World Saco LLC, XL Sports World	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/30/2043	446.9	446.9	493.7	0.17%
^Greenfield Hill Wines & Spirits, LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	8/29/2028	88.9	88.9	79.4	0.03%
^ARVAmethod LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/29/2028	2.3	2.3	2.1	—%
^Extreme Engineering, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/29/2028	120.7	120.7	107.7	0.04%
^Kotyark LLC dba Gibsonton Motel	Accommodation	Term Loan	Prime plus 2.75%	8/29/2043	81.9	81.9	90.5	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Graphish Studio, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/28/2028	7.2	7.2	6.4	—%
^JFK Transportation Inc	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	8/28/2028	156.5	156.5	140.9	0.05%
^Atlas Geo-Constructors LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/24/2028	72.5	72.5	72.1	0.02%
^Finn & Emma LLC	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	8/24/2028	120.8	120.8	106.8	0.04%
^Montana Life Group, LLC	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	8/24/2028	7.2	7.2	6.4	—%
^Wearware Inc dba FlyWire Cameras	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	8/24/2028	21.7	21.7	19.6	0.01%
^Evans and Paul LLC, Evans & Paul Unlimited Corp	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	8/24/2028	84.7	84.7	77.0	0.03%
^Zash LLC dba Papa Murphy's take 'N' Bake Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/23/2028	40.9	40.9	38.1	0.01%
^Buffalo Biodiesel Inc.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/21/2028	1,207.8	1,207.8	1,197.8	0.41%
^ Ginekis Enterprises, Inc dba Locanda Veneta	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/20/2028	84.6	84.6	75.2	0.03%
^Wilkie J. Stadeker DDS	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/17/2028	41.1	41.1	36.3	0.01%
Geo Tek Alaska, Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/17/2044	127.2	127.2	134.6	0.05%
^ATI Jet, Inc.	Air Transportation	Term Loan	Prime plus 2.75%	8/16/2028	208.0	208.0	199.7	0.07%
^Lewins Law, P.C.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/16/2028	17.4	17.4	15.4	0.01%
^GS Bath Inc	Truck Transportation	Term Loan	Prime plus 2.75%	8/15/2028	555.6	555.6	550.9	0.19%
^Pamletics LLC dba F45	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/14/2028	42.2	42.2	39.1	0.01%
^Conference Services International ETC LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/14/2028	606.7	606.7	576.7	0.20%
^L.A. Insurance Agency GA 10 LLC	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	8/10/2028	10.9	10.9	9.6	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Crystal Shores Inc. dba Shorewood Laundromat	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/9/2028	21.6	21.6	19.9	0.01%
^David D. Sullivan dba DMS Construction	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/9/2028	13.0	13.0	11.5	—%
^Palanuk & Associates, Inc.dba Wolfpk	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/8/2028	99.1	99.1	88.3	0.03%
^Red Tail Management, Inc dba Jon Smith Subs	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/8/2028	48.3	48.3	45.2	0.02%
^CJNR, LLC	Accommodation	Term Loan	Prime plus 2.75%	8/7/2043	120.9	120.9	133.6	0.05%
^Mercedes Cab Company, Inc	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	8/7/2028	125.6	125.6	114.6	0.04%
^Ron's Pool and Spa Services LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/3/2028	3.6	3.6	3.2	—%
^20th Century Lanes, Inc dba West Seattle Bowl	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/3/2028	108.7	108.7	106.6	0.04%
^Alma Jacobsen,ODD Family Eye Care & Contact Lens LLC	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	8/3/2028	58.1	58.1	52.2	0.02%
^Millwork Unlimited, Incorporated	Wholesale Electronic Markets and Agents and Brokers	Term Loan	Prime plus 2.75%	8/2/2028	7.2	7.2	6.4	—%
^Accel Compression Inc., Accel Workover Services Inc.	Rental and Leasing Services	Term Loan	Prime plus 2.75%	8/1/2028	447.2	447.2	434.9	0.15%
^Accel Compression Inc., Accel Workover Services, Inc	Rental and Leasing Services	Term Loan	Prime plus 2.75%	8/1/2043	309.1	309.1	319.9	0.11%
^Samy Optical LLC dba Site for Sore Eyes	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/1/2028	112.0	112.0	99.2	0.03%
^Nichols Stephens Funeral & Cremation Services Ltd	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/30/2043	107.1	107.1	118.1	0.04%
^CSL Services Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/27/2028	525.9	525.9	492.3	0.17%
^Summitsoft Corporation	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	7/26/2028	236.9	236.9	210.0	0.07%
^Sandlot Sports Inc dba Play it Again Sports	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	7/26/2028	18.0	18.0	15.9	0.01%
^Nunez Enterprises Corporation dba La Casa	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	7/26/2028	7.9	7.9	7.0	—%
^Relevant Elephant ,LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/25/2028	8.6	8.6	7.6	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Fitness Central, Inc dba Fitness Central	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	7/25/2028	60.0	60.0	54.2	0.02%
^HAVL Enterprises Inc dba FedEx	Couriers and Messengers	Term Loan	Prime plus 2.75%	7/24/2028	76.8	76.8	76.8	0.03%
^Florida Apnea Diagnostics, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/24/2028	20.6	20.6	18.2	0.01%
^Top Shelf Towing and Road Service, LLC	Support Activities for Transportation	Term Loan	Prime plus 2.75%	7/24/2028	13.0	13.0	11.5	—%
^TR Nails, LLC dba Simple Nails	Personal and Laundry Services	Term Loan	Prime plus 2.75%	7/20/2028	60.1	60.1	53.1	0.02%
^ZA Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	7/17/2028	9.9	9.9	9.4	—%
^674 Club LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/17/2043	259.7	259.7	286.9	0.10%
^Mother's Cantina LLC dba Mother's Cantina	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/13/2028	66.0	66.0	59.4	0.02%
^Smart-tel Communications LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/13/2028	21.6	21.6	22.4	0.01%
^HQTRONICS LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	7/13/2028	60.0	60.0	53.1	0.02%
^Smoove Move Productions, LLC dba Smoove Move Productions	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	7/12/2028	10.2	10.2	10.6	—%
^H.M.C, Incorporated	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	7/3/2028	184.9	184.9	165.3	0.06%
^Deal to Win Inc	Nonstore Retailers	Term Loan	Prime plus 2.75%	7/3/2028	120.1	120.1	106.2	0.04%
^Talent Logistix, LLC, Pinpoint Staffing LLC & ITC 2.0 LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/3/2028	60.0	60.0	54.9	0.02%
^Vital Inspection Professionals, Inc. dba VIP	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/3/2028	298.9	298.9	289.3	0.10%
^US Cargo Express, LLC	Support Activities for Transportation	Term Loan	Prime plus 2.75%	7/2/2043	87.9	87.9	97.1	0.03%
^M J Losito Electrical Contractor's, Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2028	56.1	56.1	50.5	0.02%
Bio-Haz Solutions, Inc	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/29/2029	210.5	210.5	199.0	0.07%
Bio-Haz Solutions, Inc.	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	5/29/2044	320.7	320.7	322.4	0.11%
^Critter Cabana, LLC dba Critter Cabana	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/28/2028	80.0	80.0	70.7	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Corptek Solutions LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/28/2028	45.3	45.3	40.0	0.01%
^Local Leads, LLC dba New Direction Chiropractic	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2028	17.2	17.2	15.3	0.01%
^Darnoc Enterprises Inc, Setira Paul Inc dba Conrad's Famous Bakery, Inc	Food Manufacturing	Term Loan	Prime plus 2.75%	6/27/2043	351.2	351.2	376.2	0.13%
^RLW4 Builders LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	6/27/2043	990.8	990.8	1,093.7	0.37%
^Nick's Country Kitchen, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/27/2028	21.5	21.5	19.3	0.01%
^InUSA Ventures, Inc	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/27/2028	47.7	47.7	42.2	0.01%
^National Dredging Services of North Florida, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/27/2028	50.9	50.9	52.9	0.02%
^Julie Cooper-Bierman dba Forever Shopper	Nonstore Retailers	Term Loan	Prime plus 2.75%	6/27/2028	15.3	15.3	13.5	—%
^National Dredging Services of North Florida, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/27/2043	28.5	28.5	31.5	0.01%
^Bengals, Inc. dba Royal Liquor Mart	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/26/2043	105.3	105.3	110.1	0.04%
^Peter Thomas Roth Labs LLC, & June Jacobs Labs, LLC	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	6/26/2028	883.1	883.1	803.4	0.28%
^Sun Pools, Inc	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/25/2043	303.2	303.2	297.0	0.10%
^DPF Filters Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/25/2028	65.6	65.6	59.4	0.02%
^Sun Pools, Inc dba Sun Fiberglass Pools	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/25/2028	746.0	746.0	683.1	0.23%
^Sushi Prime, LLC and Vasilia Investments	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/22/2028	262.5	262.5	245.2	0.08%
^Martha Beauty Supply And Braiding, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/22/2043	139.7	139.7	154.2	0.05%
^Judy E. Moncrief C.P.A LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/22/2028	8.5	8.5	7.5	—%
^Mr. Lube, Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/22/2043	657.6	657.6	673.7	0.23%
^The Desert House Assisted Living, LLC dba The Desert House Assisted Living	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	6/22/2043	78.0	78.0	83.7	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Mr. Lube, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/22/2028	559.7	559.7	538.6	0.18%
Surya Hotel LLC dba Hotel Royal	Accommodation	Term Loan	Prime plus 2.75%	12/21/2028	129.5	129.5	134.9	0.05%
^York Woods Tree Service, LLC dba York Woods Tree and Products, LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/21/2043	241.2	241.2	250.8	0.09%
^Independent Life LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/21/2028	119.3	119.3	105.4	0.04%
^York Woods Tree Service, LLC dba York Woods Tree and Products, LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/21/2028	136.0	136.0	132.7	0.05%
^Lilo Holdings LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/20/2028	17.9	17.9	16.3	0.01%
^Mid America Motorworks, Inc and Yager Holdings L.P	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/19/2043	497.2	497.2	548.9	0.19%
^Jones Roger Sherman Inn, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/19/2028	418.0	418.0	434.2	0.15%
^LCP Transportation, LLC dba LCP Teleservices	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	6/19/2028	780.5	780.5	689.2	0.24%
^Colovic Hackettstown Dairy LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/19/2043	273.0	273.0	299.4	0.10%
^Allen Theatre and Back Stage Cafe LLC	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	6/18/2043	124.8	124.8	135.0	0.05%
^Schumacker Recreation, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/18/2028	143.2	143.2	148.8	0.05%
^Northway Exit 29 Campground, Inc	Accommodation	Term Loan	Prime plus 2.75%	6/15/2043	214.3	214.3	236.5	0.08%
^Softrol Systems Inc dba Softrol Systems	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	6/15/2028	890.4	890.4	797.1	0.27%
^Venzix Ventures Inc. dba Venzix	Nonstore Retailers	Term Loan	Prime plus 2.75%	6/15/2028	12.6	12.6	12.2	—%
^Oil Palace Inc.	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/15/2043	143.1	143.1	158.1	0.05%
^Dianne Williams and Louis Williams dba Sweetlips Store	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/15/2043	45.8	45.8	48.9	0.02%
^Barrett Appliance Distributors Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/14/2043	617.2	617.2	615.9	0.21%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Top Cat Ready Mix, LLC & Ples Investments LLC, Pappy's Sand & Gravel	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/14/2028	149.2	149.2	139.1	0.05%
^Tele Tax Express Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/14/2028	21.5	21.5	21.1	0.01%
^Barrett Appliance Distributors, Inc	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/14/2028	480.7	480.7	449.3	0.15%
^E & J Sims Co. LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/14/2028	47.7	47.7	43.7	0.01%
^Team Sandy Blanton Realty, Inc	Real Estate	Term Loan	Prime plus 2.75%	6/14/2043	96.7	96.7	98.2	0.03%
^Mastiff Studios LLC	Educational Services	Term Loan	Prime plus 2.75%	6/13/2043	42.4	42.4	46.2	0.02%
^Ciasom LLC dba Mosaic	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/11/2028	172.1	172.1	152.9	0.05%
^Golf Swing Prescription LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/11/2028	12.6	12.6	11.1	—%
^Skyways LTD,Jet 60 LLC,Mendean Jonath, Inc,Jet AOG, Inc & Jonathan Men	Support Activities for Transportation	Term Loan	Prime plus 2.75%	6/8/2043	377.2	377.2	388.0	0.13%
^Camp K-9 Pet Resort & Spa, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/8/2028	7.9	7.9	7.1	—%
^Beyond Grooming LLC and Michelle McWatters	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/8/2043	42.6	42.6	46.4	0.02%
^Icebox Cafe, L.C. and Icebox Cafe at Doral, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/8/2028	755.7	755.7	681.1	0.23%
^Applied Behavioral Consulting, Inc	Social Assistance	Term Loan	Prime plus 2.75%	6/7/2043	49.5	49.5	53.7	0.02%
^H S Corporation dba Lake Anna Lodge	Accommodation	Term Loan	Prime plus 2.75%	6/7/2043	130.0	130.0	143.6	0.05%
^Anurag, LLC dba Oakwood Package Store	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/6/2043	136.0	136.0	140.0	0.05%
^Sowells Consulting Engineers, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/6/2028	21.5	21.5	19.1	0.01%
^Hardway Inc and A F C Leasing, Inc	Rental and Leasing Services	Term Loan	Prime plus 2.75%	6/6/2028	282.7	282.7	249.7	0.09%
^Funtime ,LLC dba Indoor Playgrounds International	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/5/2028	239.1	239.1	211.3	0.07%
^SSD Designs LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/5/2028	70.9	70.9	63.2	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^BTD Feed & Nutrition, LLC dba Thomaston Feed Cheshire	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/1/2028	50.1	50.1	44.3	0.02%
^Mastrocinque Restaurant Management Company LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/1/2028	80.0	80.0	77.6	0.03%
^Seraj Wireless, LLC	Electronics and Appliance Stores	Term Loan	Prime plus 2.75%	5/31/2028	118.6	118.6	122.2	0.04%
^Awan Business Management Group LLC, Awan Sign Company LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/31/2043	272.1	272.1	290.0	0.10%
^Brooks Seaplane Service Inc and Lunt Enterprises LLC	Scenic and Sightseeing Transportation	Term Loan	Prime plus 2.75%	5/31/2028	139.6	139.6	123.3	0.04%
^SSMV LLC dba Burgerim	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/30/2028	63.4	63.4	60.9	0.02%
^Eagle Aggregate Transportation, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	5/30/2028	83.0	83.0	77.0	0.03%
^Crowley Ventures, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2028	70.8	70.8	63.6	0.02%
^Iloka, Inc dba New Cloud Networks	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/25/2028	237.2	237.2	222.3	0.08%
^Conan Enterprises LLC	Nonstore Retailers	Term Loan	Prime plus 2.75%	5/25/2028	21.3	21.3	18.9	0.01%
^Adow Pools LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/25/2028	166.0	166.0	150.3	0.05%
Starship, LLC dba Tint World Smyrna	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/25/2043	97.3	97.3	105.3	0.04%
^Ocean Breeze Holdings, LLC, Ocean Beach Resort LLC & Ocean Breeze LanC	Accommodation	Term Loan	Prime plus 2.75%	5/25/2043	1,245.1	1,245.1	1,374.5	0.47%
^Broadalbin Properties LLC dba Broadalbin Hotel & 1854 Pub & Eatery	Accommodation	Term Loan	Prime plus 2.75%	10/25/2043	200.7	200.7	221.9	0.08%
^Dream Spa LLC and Dream Spa Greenwich LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/25/2028	95.6	95.6	85.4	0.03%
^Seaside Acupuncture LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/24/2043	49.5	49.5	52.3	0.02%
^DMA Equipment LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/24/2043	258.7	258.7	268.2	0.09%
^Chem-Flotronics, Inc.	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	5/22/2028	94.9	94.9	85.7	0.03%
^LightStorm Security LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/21/2028	5.1	5.1	4.5	—%
^Yakov Levy M.D., P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/18/2028	104.1	104.1	92.4	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Mark A Espinoza, DDS PLLC dba Central Dental Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/18/2028	57.8	57.8	51.1	0.02%
^On Stage Enterprises LLC, On Stage Theaters Branson, LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	5/17/2028	237.2	237.2	209.5	0.07%
^JVLS LLC dba Vaccines 2 Go	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/17/2028	7.8	7.8	6.9	—%
^Clore Construction LLC	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	5/16/2028	142.4	142.4	132.9	0.05%
^Joshua One Limited Liability Company dba Genesis Personal Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/16/2043	318.1	318.1	327.0	0.11%
^Fireplace Outlet Inc	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	5/15/2028	21.3	21.3	22.2	0.01%
^James T. Hendel dba Autotexx Mobile Auto Repair	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/15/2028	7.1	7.1	7.4	—%
^Galore Salon & Extension Lounge Inc dba Pretty Chic Hair & Lashes	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/14/2028	4.3	4.3	3.8	—%
^Adhara, LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/11/2043	43.4	43.4	45.9	0.02%
^Bote Virginia Beach, Inc. dba Bote Virginia Beach	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	5/11/2028	10.7	10.7	9.5	—%
^Circle and Square, Inc dba Stamford Kumon	Educational Services	Term Loan	Prime plus 2.75%	5/11/2028	40.3	40.3	35.6	0.01%
^Daniel Woodward, DC PLLC dba Doc's Body Shop	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/11/2028	39.1	39.1	34.5	0.01%
^Baby Gentry's Childcare & Learning Academy	Social Assistance	Term Loan	Prime plus 2.75%	5/10/2028	10.7	10.7	9.5	—%
^P & M Entertainment, LLC dba Luv 2 Play	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/10/2028	114.4	114.4	105.6	0.04%
^Buy Gitomer Inc., Gitgo LLC.,GitGo Archives, LLC, and Jeffrey Gitomer	Educational Services	Term Loan	Prime plus 2.75%	5/9/2043	717.4	717.4	792.0	0.27%
^Whitetail Nurseries Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/9/2028	253.8	253.8	244.1	0.08%
^Oculi Entertainment Inc	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	5/8/2028	21.4	21.4	18.9	0.01%
^Schmaltz Operations LLC dba Companion Camp	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/7/2028	56.9	56.9	54.9	0.02%
^Container Shipping, LLC	Support Activities for Transportation	Term Loan	Prime plus 2.75%	5/4/2028	47.4	47.4	41.9	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Wilbur Standford Jr Trucking and Excavating, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/3/2028	227.7	227.7	223.5	0.08%
^McIntosh Trail Management Service Organization, Inc.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/1/2028	90.1	90.1	93.6	0.03%
Olmsted LLC and 626 Van LLC dba Maison Yaki	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/1/2029	235.3	235.3	214.3	0.07%
Metropolitan Solutions Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/30/2043	122.9	122.9	129.4	0.04%
^Brenden Kehren Development LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/30/2028	2.8	2.8	2.5	—%
^Saltamontes Tire Company, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/30/2043	101.3	101.3	107.6	0.04%
^Corona Dance, LLC dba Huracan Dance Studio	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	4/30/2028	11.3	11.3	10.0	—%
^SOWC Associates LLC dba Serenity Oaks Wellness Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/30/2043	1,237.7	1,237.7	1,366.3	0.47%
^Sunlinc Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/30/2028	9.2	9.2	8.1	—%
^Suraj Enterprises, Inc.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/27/2028	295.0	295.0	280.9	0.10%
^Contrada Snacks LLC	Truck Transportation	Term Loan	Prime plus 2.75%	4/27/2028	9.6	9.6	8.5	—%
^Little Angels Daycare and Learning Center LLC	Social Assistance	Term Loan	Prime plus 2.75%	4/27/2043	158.8	158.8	175.3	0.06%
^Kastoria Inc. dba Bantam Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/27/2028	14.1	14.1	12.6	—%
^Rory James Contracting LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	4/27/2028	15.1	15.1	13.4	—%
^LMH Optics LLC dba Sterling Optical	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/26/2028	47.1	47.1	41.7	0.01%
^RWT Corporation dba Welding Works	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	4/26/2043	210.1	210.1	207.4	0.07%
^Pledge 4 Hope LLC	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	4/26/2028	14.1	14.1	12.5	—%
^RWT Corporation dba Welding Works	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	4/26/2028	489.6	489.6	452.2	0.15%
^K&S Hardware LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	4/26/2028	21.2	21.2	18.7	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Matrix Z, LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	4/26/2028	70.8	70.8	70.8	0.02%
^Joe & Sons Service, Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/24/2028	106.1	106.1	110.2	0.04%
Kneading Dough LLC dba NY Bagel Cafe & Deli,NY Bagel, New York Bagel	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/23/2029	18.1	18.1	16.7	0.01%
^Nando LLC dba Tall Timbers Banquet and Conference Center	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/20/2028	19.1	19.1	17.3	0.01%
^Just for Boats LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/20/2043	17.3	17.3	19.1	0.01%
^Digzy Dogz and Grill LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/20/2028	8.5	8.5	8.2	—%
^Spitnale's Garage LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/20/2043	59.5	59.5	62.6	0.02%
^Rosemarie Products Company LLC	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	4/18/2028	14.1	14.1	12.5	—%
^Means Enterprises LLC	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	4/18/2028	7.1	7.1	6.3	—%
^James L Shoemaker APCC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/18/2028	15.1	15.1	13.4	—%
^A New Dawn Psychotherapy Associates, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/18/2043	86.5	86.5	88.6	0.03%
^Veterinary Preventive Care, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/18/2028	44.1	44.1	40.4	0.01%
^The Vine, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/17/2028	11.2	11.2	10.3	—%
^Southern Oaks Athletic Club, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/17/2043	362.9	362.9	392.7	0.13%
^Southern HVAC LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/17/2043	22.2	22.2	22.6	0.01%
^Southern HVAC LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/17/2028	37.7	37.7	35.9	0.01%
^1301 Starks Inc.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/16/2028	21.2	21.2	21.5	0.01%
^Patricia A. Freeman & Samuel C. Freeman dba Teenas Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/13/2043	43.0	43.0	45.4	0.02%
^Precision Components Group Inc	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	4/11/2028	21.2	21.2	20.4	0.01%
^Sexy Nails Center LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/10/2043	200.1	200.1	217.5	0.07%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Mark Baker	Truck Transportation	Term Loan	Prime plus 2.75%	4/9/2028	11.3	11.3	10.3	—%
^Innovation Transport LLC	Truck Transportation	Term Loan	Prime plus 2.75%	4/6/2028	48.3	48.3	46.5	0.02%
^Newsome Mobile Notary LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/5/2028	4.9	4.9	4.4	—%
^Shree Lakshminarayyn Grocery Stores LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	4/5/2043	118.6	118.6	126.3	0.04%
^Bean City Bar and Grill LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/4/2043	93.4	93.4	99.9	0.03%
^Alaska Industrial Paint LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/30/2043	220.1	220.1	233.4	0.08%
^GQ Investments,LLC	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	3/30/2028	197.2	197.2	177.9	0.06%
^B&C Texas Leasing Inc and M&W Hot Oil, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	3/30/2028	918.0	918.0	883.7	0.30%
^Master Roofing and Siding Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/30/2028	248.2	248.2	218.9	0.07%
^Romancing the Stone	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/30/2043	344.1	344.1	359.5	0.12%
^Alaska Industrial Paint LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/30/2028	116.9	116.9	117.0	0.04%
^Michael S Brown Physical Therapy, P.C	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/30/2028	92.0	92.0	81.2	0.03%
^Arrow Freight Inc	Truck Transportation	Term Loan	Prime plus 2.75%	3/30/2028	666.0	666.0	587.3	0.20%
^B&C Texas Leasing Inc.,M & W Hot Oill, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	3/30/2043	266.5	266.5	272.9	0.09%
^Fifth Wheel Truck Stop 001	Gasoline Stations	Term Loan	Prime plus 2.75%	3/30/2043	1,132.4	1,132.4	1,143.3	0.39%
^Boulevard Books Inc.	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/30/2043	119.7	119.7	127.7	0.04%
^America's Little Leaders Academy, Inc	Social Assistance	Term Loan	Prime plus 2.75%	3/30/2043	22.2	22.2	23.8	0.01%
^Payne's Environmental Services LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/30/2028	212.3	212.3	202.7	0.07%
^Technical Ordnance Solutions,LLC	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/30/2028	1,142.6	1,142.6	1,016.0	0.35%
^Kaz Wellness, LLC dba Grounded Wellness Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/29/2028	14.9	14.9	13.8	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Hot Shot Services, Inc and TFB, Ltd Co	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/29/2043	394.8	394.8	435.5	0.15%
Lou & Choo Enterprises Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/28/2044	33.8	33.8	37.4	0.01%
^Cartwright Termite & Pest Control Inc. and Cartwright Termite & Pest Control	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/28/2028	218.0	218.0	206.8	0.07%
^Kenneth Whelchel dba Whelchel Fencing and Construction	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/28/2028	61.6	61.6	57.4	0.02%
^Montage Mountain Resorts, LP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/28/2043	1,233.7	1,233.7	1,360.8	0.47%
^Corning Lumber Company Inc & Frank R Close & Son Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/28/2028	82.0	82.0	85.0	0.03%
^Clancy 15 LLC and Allied Molded Products LLC	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	3/28/2043	212.4	212.4	216.5	0.07%
^Clancy 15 LLC and Allied Molded Products LLC	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	3/28/2028	145.1	145.1	138.7	0.05%
^K.C. Communications, Inc.	Telecommunications	Term Loan	Prime plus 2.75%	3/27/2028	58.5	58.5	60.7	0.02%
^Towing Professionals of Arizona Inc dba Shamrock Towing & All Valley	Support Activities for Transportation	Term Loan	Prime plus 2.75%	3/26/2043	531.7	531.7	524.0	0.18%
^Towing Professionals of Arizona Inc dba Shamrock Towing, All Valley	Support Activities for Transportation	Term Loan	Prime plus 2.75%	3/26/2028	140.5	140.5	129.5	0.04%
^Cable Management, LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/23/2028	92.7	92.7	89.2	0.03%
^Aque Investment Group LLC	Real Estate	Term Loan	Prime plus 2.75%	3/23/2028	248.7	248.7	258.0	0.09%
^Denton BioFuels LLC and Amercian BioSource, LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/23/2028	91.3	91.3	85.6	0.03%
^All Regional Recyclers of Wood LLC dba ARROW	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/23/2028	122.9	122.9	118.1	0.04%
^Shweiki Media Inc dba Study Breaks Magazine	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/23/2028	70.3	70.3	71.7	0.02%
^Sunshine Tents and Event Rentals LLC	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/23/2028	57.8	57.8	60.0	0.02%
^New York Label & Box Corp	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/23/2043	1,233.7	1,233.7	1,298.7	0.44%
^Sofasco, Inc	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/23/2043	98.7	98.7	99.9	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Kajun Martial Arts LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/23/2028	21.1	21.1	19.0	0.01%
^ME Interiors LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/22/2028	17.6	17.6	15.5	0.01%
^GeoTek Alaska, Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/21/2043	838.9	838.9	885.6	0.30%
^Rexco Foods LLC dba Papa John's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/20/2028	39.8	39.8	35.1	0.01%
^RTSP Union LLC	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	9/20/2028	1,164.4	1,164.4	1,096.3	0.38%
^Cest Chic Concepts, LLC dba Salon Cest Chic	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/19/2028	10.5	10.5	9.6	—%
^Petroleum Equipment & Services, Inc	Support Activities for Mining	Term Loan	Prime plus 2.75%	3/16/2028	234.2	234.2	241.7	0.08%
^Camerabots Media, LLC	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	3/16/2028	14.1	14.1	12.7	—%
^Car Pro Auto Spa of Stuart, LLC dba Tide Pools Island Gifts	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/16/2028	21.1	21.1	21.9	0.01%
^Rojenco, Inc. dba Buggy Bathe Auto Wash Lube & Detail Shoppe	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/15/2043	512.2	512.2	547.1	0.19%
^Rojenco II,Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/15/2043	76.1	76.1	81.3	0.03%
^Bear Bones, Inc.	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	3/15/2043	22.2	22.2	24.0	0.01%
^CTD Operations Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2028	62.1	62.1	55.9	0.02%
^Rojenco, Inc. dba The Buggy Bathe Auto Wash Lube & Detail Shoppe	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/15/2043	76.1	76.1	81.3	0.03%
^Rojenco II, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/15/2043	397.2	397.2	424.3	0.15%
^Summit Insights Group LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	3/14/2028	79.0	79.0	69.7	0.02%
^Dante Ultimate Cleaning Service LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/9/2028	9.6	9.6	9.0	—%
^SRG Waterfront LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/9/2028	292.7	292.7	261.9	0.09%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^2b Mom Inc dba Mom's the Word Maternity	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	3/9/2028	91.4	91.4	80.6	0.03%
^Bee Kidz Funzone Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/9/2028	183.5	183.5	167.8	0.06%
^Integrity Machinery Moving, LLC	Support Activities for Transportation	Term Loan	Prime plus 2.75%	3/8/2028	21.1	21.1	21.9	0.01%
^Treft Systems Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/8/2028	14.1	14.1	12.5	—%
^Unpainted Arizona, LLC dba Westside Bowl	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/7/2043	103.4	103.4	108.0	0.04%
^Play4Fun dba Luv 2 Play	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/7/2028	167.5	167.5	154.9	0.05%
^BC Bishop Enterprises LLC dba 9Round Pooler	Educational Services	Term Loan	Prime plus 2.75%	3/2/2028	7.9	7.9	7.1	—%
^Espinoza & Salinas Group Ltd dba Credit 360 Consulting	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/2/2028	4.6	4.6	4.2	—%
^Stepping Stones Childrens Academy	Social Assistance	Term Loan	Prime plus 2.75%	3/2/2043	251.2	251.2	270.5	0.09%
^Connie Engelbrecht	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	2/28/2028	2.8	2.8	2.5	—%
^The Law Offices of Samuel R Miller LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/28/2043	117.3	117.3	129.1	0.04%
^Merciful Heavenly Homes, LLC	Nursing and Residential Care Facilities	Term Loan	8%	2/28/2043	65.1	65.1	60.9	0.02%
^Urban Fitness Group LLC dba Crunch Fitness Group LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2028	208.4	208.4	216.2	0.07%
^Carey Collision Repairs Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/27/2028	69.8	69.8	63.3	0.02%
^Betty's Catering Corp, Betty's Decoration & Wedding Center Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/26/2043	351.1	351.1	387.3	0.13%
^Purely Seed LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	2/26/2028	116.3	116.3	102.6	0.04%
^Carries Cakes and Catering, Inc dba Carrie's Cakes and Confections	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/23/2028	4.7	4.7	4.2	—%
^Jackpine Technologies Corporation	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	2/22/2028	73.6	73.6	71.4	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Crossfit iQ LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/21/2028	39.5	39.5	35.9	0.01%
^Wellfleet Consulting Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/21/2028	14.0	14.0	12.3	—%
^New View Media Group LLC	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	2/16/2028	76.8	76.8	79.6	0.03%
^Town & Country Transportation Co.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	2/16/2028	61.7	61.7	64.0	0.02%
^Lulinjett LLC dba All American Printing & Design	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	2/14/2043	104.9	104.9	115.7	0.04%
^Margab Inc dba Smoothie King	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/13/2028	11.9	11.9	10.8	—%
^JumboMarkets, Inc.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/13/2028	193.1	193.1	176.7	0.06%
^Tony Herring & Associates, Inc.	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	2/9/2028	7.7	7.7	7.8	—%
^Quality Machine of Iowa, Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	2/9/2028	1,200.2	1,200.2	1,157.9	0.40%
^Start "UP "Dreams, Inc dba SDC Concrete and Start"UP" Dream Construction	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/9/2028	69.8	69.8	65.3	0.02%
^Apps Inc., Market Share, and Singular Leaseholdings LLC	Telecommunications	Term Loan	Prime plus 2.75%	2/8/2028	487.7	487.7	430.1	0.15%
^De La Vega LLC dba De La Vega Deland and De La Vega Oviedo	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/7/2028	73.2	73.2	67.2	0.02%
^Macrotech Integrated Management Solutions dba Extreme Lawn Care	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/5/2028	11.2	11.2	11.6	—%
^Midlothian Hardware Inc dba Grills True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	2/2/2028	14.0	14.0	14.4	—%
^M&R Wong LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	2/1/2028	11.1	11.1	9.8	—%
^Chace Building Supply of CT Inc.,	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	1/31/2043	295.6	295.6	326.1	0.11%
^USA General Investment LLC dba Braniff Paint and Body Shop	Repair and Maintenance	Term Loan	Prime plus 2.75%	1/31/2028	13.9	13.9	12.6	—%
^Rocco'sLandscaping LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/31/2043	73.8	73.8	81.4	0.03%
^WydeBodi, LLC dba Wyde Bodi Auto Tags	Support Activities for Transportation	Term Loan	Prime plus 2.75%	1/30/2043	46.8	46.8	49.8	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^New Phaze Packaging Inc	Paper Manufacturing	Term Loan	Prime plus 2.75%	1/26/2043	944.2	944.2	1,035.5	0.35%
^Parati USA Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	1/25/2028	19.6	19.6	17.3	0.01%
^Concrete Services LLC and James Ward	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/25/2028	92.4	92.4	86.7	0.03%
^Southside BBQ Corp	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/25/2028	18.0	18.0	18.7	0.01%
^Flair Interiors, Inc dba Giant Don's Flooring America	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	1/24/2028	127.1	127.1	131.8	0.05%
^Tier1 Solutions LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/23/2028	6.9	6.9	6.3	—%
^Weeping Willow Kennels, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/19/2028	9.7	9.7	10.1	—%
^Friend Contractors, LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	1/19/2043	228.9	228.9	240.1	0.08%
^Lavish Specs Inc	Machinery Manufacturing	Term Loan	Prime plus 2.75%	1/19/2028	6.9	6.9	6.1	—%
^MedWorxs Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/18/2028	72.8	72.8	64.2	0.02%
^Lou & Choo Enterprises Inc dba Lou & Choo Lounge	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/18/2043	113.2	113.2	117.9	0.04%
^Specialized Dairy Processors LLC and Nathaly Zapata	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/16/2028	60.1	60.1	53.0	0.02%
^Human Resource Time Manager LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/8/2028	14.3	14.3	14.8	0.01%
^Impress Therapeutic Massage LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/8/2043	62.0	62.0	66.6	0.02%
^Crad Holding LLC dba Neighborhood Laundry of Bloomfield	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/5/2028	57.8	57.8	51.4	0.02%
^Sandfree Systems LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/5/2028	6.9	6.9	7.2	—%
^Social Link LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/29/2027	10.3	10.3	9.1	—%
^Anglin Cultured Stone Products LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	12/27/2042	632.8	632.8	634.0	0.22%
^Morrocco Method, Inc	Chemical Manufacturing	Term Loan	Prime plus 2.75%	12/27/2042	715.3	715.3	768.8	0.26%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Salida Family Chiropractic-PPLC dba Salida Sport and Spine	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/22/2027	11.0	11.0	9.7	—%
^Landmark Ventures USA Inc	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	12/22/2027	57.4	57.4	50.5	0.02%
^TrialHawk Litigation Group LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/22/2027	14.5	14.5	12.7	—%
^Advance Case Parts Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/22/2027	45.4	45.4	43.9	0.02%
^Dudeck Enterprise LLC dba Detail Garage Las Vegas	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/22/2027	14.9	14.9	15.5	0.01%
^Muckamuck Trucks, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	12/22/2027	12.7	12.7	12.2	—%
^Medical Plaza of Boro Park PC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/22/2027	57.4	57.4	50.5	0.02%
^O'Rourke's Diner, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/22/2027	3.4	3.4	3.4	—%
^Bisson Transportation Inc	Truck Transportation	Term Loan	Prime plus 2.75%	12/22/2027	68.9	68.9	68.1	0.02%
^Jacliff Investments Inc dba International Heal	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	12/22/2027	45.9	45.9	40.4	0.01%
^Lab Partner, LLC and Beechtree Diagnostics, LLP and Cottonwood Diagnostics	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/22/2027	714.6	714.6	638.3	0.22%
^DHD Enterprise LLC dba Edible Arrangements #1699	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/21/2027	21.0	21.0	19.4	0.01%
^Tropical Stone LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/21/2027	173.2	173.2	179.4	0.06%
^Ameco Forest Products LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/21/2027	160.7	160.7	166.5	0.06%
^Blue Lagoon Resort, LLC dba Hill View Cottages	Accommodation	Term Loan	Prime plus 2.75%	12/21/2042	184.8	184.8	203.7	0.07%
^CT Auto Spa LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/21/2027	198.5	198.5	204.0	0.07%
^DBMS Consulting, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/20/2027	68.9	68.9	66.4	0.02%
^Best Quality Home Care LLC	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	12/19/2027	7.1	7.1	6.3	—%
^CZAR Industries, Inc.	Machinery Manufacturing	Term Loan	Prime plus 2.75%	12/19/2027	248.9	248.9	234.3	0.08%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Auto Excellance of Fort Myers Inc.	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/19/2042	104.4	104.4	115.1	0.04%
^JMD Aviation Holdings, LLC	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/15/2027	459.1	459.1	468.4	0.16%
^Capital Containers LLC	Truck Transportation	Term Loan	Prime plus 2.75%	12/15/2027	20.7	20.7	18.6	0.01%
^Ocean Trans LLC & Dehal Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	12/15/2042	599.6	599.6	603.2	0.21%
^Crystal II Auto Glass Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/15/2027	14.1	14.1	12.5	—%
^1-0 Granny's Helpful Hands, LLC	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	12/15/2027	20.7	20.7	18.4	0.01%
^Legion Bowl, Inc & Legion Pub Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/15/2042	328.5	328.5	362.1	0.12%
^Montessori Community School	Social Assistance	Term Loan	Prime plus 2.75%	12/15/2027	57.7	57.7	55.2	0.02%
Neville Galvanizing, Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2042	625.0	625.0	648.4	0.22%
^Peanut Butter & Co., Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/15/2027	206.6	206.6	181.9	0.06%
^Barcade Holdings, LLC ,Barcade LLC,& Barcade New Haven LLC	Management of Companies and Enterprises	Term Loan	Prime plus 2.75%	12/14/2027	57.9	57.9	52.0	0.02%
^LP Industries Inc. dba Childforms	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	12/14/2027	68.9	68.9	67.6	0.02%
^Beale Street Blues Company Inc.dba B.B. King's Club-Memphis	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/14/2027	925.1	925.1	821.7	0.28%
^Hana Pastries Enterprises LLC dba Hana Kitchens, Hana Pastries, Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	12/14/2027	88.6	88.6	88.6	0.03%
^AADJ Empire Inc and AADJ Galaxy Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/14/2042	178.2	178.2	182.5	0.06%
^Heung Kyun Im	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/14/2027	14.2	14.2	12.5	—%
^Atlas Geo-Constructors, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/14/2027	279.1	279.1	271.9	0.09%
^Royalty Freight Inc	Truck Transportation	Term Loan	Prime plus 2.75%	12/14/2027	614.0	614.0	540.7	0.19%
^KR Calvert & Co, LLC	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	12/14/2027	444.1	444.1	392.8	0.13%
^Nichols Fire and Security LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/13/2042	86.0	86.0	90.0	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Hardway Inc & AFC Leasing Inc	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/13/2027	842.4	842.4	741.7	0.25%
^Sky Way Enterprises, Inc, A-Liner-8-Aviation, Inc, Kissimmee Aviation	Air Transportation	Term Loan	Prime plus 2.75%	12/12/2027	461.7	461.7	406.5	0.14%
^The Ohio Valley Group Inc dba Ohio Valley Landscapes & Design	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/12/2027	13.8	13.8	12.6	—%
^Big Picture Group LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/12/2027	344.8	344.8	317.4	0.11%
^Jai Ganeshai LLC, Mahiveera 1 LLC, Mahiveera 2 LLC & KSVP LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	12/12/2027	45.9	45.9	40.4	0.01%
^A-1 Van Services Inc	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	12/12/2027	660.8	660.8	643.6	0.22%
^Clore Construction LLC	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	12/12/2027	424.8	424.8	409.9	0.14%
^LPB LPB Property Management Inc dba Wilderness View Cabins	Real Estate	Term Loan	Prime plus 2.75%	12/12/2042	98.4	98.4	108.0	0.04%
^AV Strategy Inc	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/8/2027	406.3	406.3	384.1	0.13%
^Clear Sound Communications, Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/8/2027	3.4	3.4	3.0	—%
^JVLS LLC dba Vaccines 2 Go	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/7/2027	13.8	13.8	12.1	—%
^Kim Howard Corp dba NPN Machine Tools	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/7/2042	566.1	566.1	622.3	0.21%
^IHC Hardware Inc.	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/6/2042	98.3	98.3	99.4	0.03%
^ODS Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/6/2027	45.0	45.0	42.1	0.01%
^Oil Palace, Inc.	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/4/2042	973.2	973.2	1,072.7	0.37%
^Healthcare Interventions, Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/4/2027	13.8	13.8	12.1	—%
^PS Camping Inc.	Accommodation	Term Loan	Prime plus 2.75%	12/1/2027	18.8	18.8	19.2	0.01%
^Linda Jean Howard Riley dba The Rusty Bolt	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/1/2042	20.6	20.6	22.8	0.01%
^Salud Bar & Grill LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/1/2027	51.6	51.6	45.7	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Utara LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/1/2027	21.4	21.4	20.0	0.01%
^Square1 Partners, LLC	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	12/1/2027	57.4	57.4	50.6	0.02%
^Fortress Verve Inc, Maurice R. Margules and Antonie C. Reinhard	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	11/30/2027	119.7	119.7	120.7	0.04%
^WTI Distribution Inc	Support Activities for Transportation	Term Loan	Prime plus 2.75%	11/30/2027	36.5	36.5	34.8	0.01%
^Frontier Sand LLC	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	11/30/2027	469.8	469.8	467.5	0.16%
^Create- A- Stitch, Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/30/2042	85.9	85.9	93.4	0.03%
^J. Venture Holdings, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/30/2027	11.4	11.4	11.8	—%
^Skin Beauty Bar Inc. and Tameka J. Mathis	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/30/2027	8.2	8.2	7.5	—%
^Clearwater Transportation LTD dba Thrifty Car Rental, Dollar Rent A Car	Rental and Leasing Services	Term Loan	Prime plus 2.75%	11/29/2027	158.3	158.3	142.8	0.05%
^Our Playhouse Preschool, LLC	Social Assistance	Term Loan	Prime plus 2.75%	11/29/2042	233.5	233.5	257.3	0.09%
^OPH Lexington, Inc	Social Assistance	Term Loan	Prime plus 2.75%	11/29/2042	192.5	192.5	212.2	0.07%
^Amped Coffee Company LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/28/2027	57.1	57.1	59.2	0.02%
^Beacon Brewing LLC and C' Sons, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/27/2042	124.6	124.6	137.3	0.05%
^Step Up Academy of the Arts, LLC	Educational Services	Term Loan	Prime plus 2.75%	11/22/2027	14.4	14.4	12.7	—%
^Webtez Inc dba Mod Vans	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/22/2027	63.8	63.8	56.5	0.02%
^JMD Corporation dba Dart's True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/22/2027	17.1	17.1	16.3	0.01%
^Glencadia Corporation	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/21/2027	3.5	3.5	3.1	—%
^Grumpy's Restaurant Company, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/21/2027	64.8	64.8	57.3	0.02%
^Cali Fit Meals	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/21/2027	20.5	20.5	19.6	0.01%
^PB Market LLC dba Pure Barre	Educational Services	Term Loan	Prime plus 2.75%	11/21/2027	98.9	98.9	87.3	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^N Transport LLC	Truck Transportation	Term Loan	Prime plus 2.75%	11/20/2027	385.5	385.5	339.4	0.12%
^N Transport LLC	Truck Transportation	Term Loan	Prime plus 2.75%	11/20/2042	175.3	175.3	165.9	0.06%
^B Lam LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/20/2042	177.9	177.9	191.5	0.07%
^Maya Motel, LLC dba Town House Motel	Accommodation	Term Loan	Prime plus 2.75%	11/17/2042	55.9	55.9	61.7	0.02%
^TPE Midstream LLC, Dasham Company dba Sahm Co & S & S Ventures Inc.	Rental and Leasing Services	Term Loan	Prime plus 2.75%	11/17/2027	170.1	170.1	166.5	0.06%
^SSI Refrigerated Express Inc. and Robert M Stallone	Truck Transportation	Term Loan	Prime plus 2.75%	11/17/2027	57.2	57.2	51.6	0.02%
^Jacob's Towing, Inc.dba Jacob's Automotive Locksmith & Jacob's Auto Repair	Support Activities for Transportation	Term Loan	Prime plus 2.75%	11/17/2027	45.6	45.6	42.2	0.01%
^Southern Specialty Contractor, LLC & Ronald David Holbrook Jr.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/17/2027	48.3	48.3	43.0	0.01%
^H & H Hotshot Services, Inc.	Couriers and Messengers	Term Loan	Prime plus 2.75%	11/16/2027	63.8	63.8	58.9	0.02%
^Murf & Sons LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/16/2027	151.7	151.7	135.8	0.05%
^J R Wholesale Tires & Auto Center, LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/15/2042	13.3	13.3	14.6	—%
^Marcaco LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	11/15/2042	649.3	649.3	698.7	0.24%
^Auto Rx LLC,J&P Auto Repair Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/15/2042	192.6	192.6	210.9	0.07%
Paramount Dance Studios Inc. and Homestead Dance Supply	Educational Services	Term Loan	Prime plus 2.75%	10/14/2043	414.5	414.5	443.4	0.15%
^GFA International Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/13/2027	85.5	85.5	88.6	0.03%
^Wing King at the Gardens LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/10/2027	8.9	8.9	7.8	—%
^Linqserv Inc.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	11/9/2027	296.9	296.9	307.0	0.11%
^Hofgard & Co, Inc dba Hofgard Benefits and James Marsh	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	11/8/2027	13.7	13.7	12.0	—%
^JNP Delivery Inc	Couriers and Messengers	Term Loan	Prime plus 2.75%	11/7/2027	102.1	102.1	96.2	0.03%
^His Loving Hands Christian Academy, Inc.	Social Assistance	Term Loan	Prime plus 2.75%	11/6/2042	90.1	90.1	96.9	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^S & S Auto Body Shop Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/3/2042	162.0	162.0	176.9	0.06%
^Sterling Campbell Insurance Agency, Inc	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	11/3/2027	6.8	6.8	6.0	—%
^Top Quality Dent Service LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/2/2027	5.5	5.5	4.8	—%
^ Edge Studios Inc Radiant Yoga LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/1/2027	60.4	60.4	54.6	0.02%
^Rachael Reel dba Rachel Reel Insurance Age	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	10/31/2027	6.8	6.8	6.0	—%
^Berza TLG,LLC dba The Little Gym of Lake Charles	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/31/2027	38.4	38.4	34.5	0.01%
^Die Hard Used Car Sales	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/30/2042	55.2	55.2	60.8	0.02%
^The Five Lakes LLC	Educational Services	Term Loan	Prime plus 2.75%	10/30/2042	465.6	465.6	513.2	0.18%
^Blue Eagle Transport Inc , Golden Eagle Transport, Inc & Green Eagle Transport	Couriers and Messengers	Term Loan	Prime plus 2.75%	10/27/2027	34.0	34.0	30.9	0.01%
^Sage Oil LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	10/27/2027	9.1	9.1	8.1	—%
^Ashore Ventures Inc dba PuroClean Professional Restoration	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/27/2027	13.2	13.2	12.0	—%
^Cardinal Homes, Inc	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	10/27/2027	99.1	99.1	102.7	0.04%
^Suzie LLC dba Tony D's Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/25/2042	85.8	85.8	93.3	0.03%
^White Walker LLC dba Frenchette	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/25/2027	253.9	253.9	263.0	0.09%
^Grand Blanc Lanes, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/25/2027	13.6	13.6	14.1	—%
^Schafer Fisheries Inc	Food Manufacturing	Term Loan	Prime plus 2.75%	10/25/2027	31.7	31.7	32.8	0.01%
^Action Physical Therapy Yoga and Wellness Center Inc.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/24/2027	20.4	20.4	20.1	0.01%
^The Jig, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/24/2042	74.8	74.8	80.0	0.03%
^Florida Apnea Diagnostics LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/20/2027	145.7	145.7	130.8	0.04%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Looky Enterprises, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/18/2027	60.2	60.2	54.6	0.02%
^Island Refrigeration & AC Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/18/2042	136.6	136.6	144.0	0.05%
^H and K Dry Cleaning LLC, Quintero Shopping Center LLC, Aqua Laundry, LLC	Electronics and Appliance Stores	Term Loan	8.06%	10/17/2042	63.1	63.1	59.1	0.02%
^Blueridge Armor LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	10/17/2027	7.5	7.5	7.1	—%
^Crawfordsville Fitness LLC dba Planet Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/13/2027	112.4	112.4	101.8	0.03%
^Albas Bar & Grill LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/13/2042	44.1	44.1	44.8	0.02%
^Cortez Landscaping, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/13/2027	17.4	17.4	16.3	0.01%
^On Call Services LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	10/13/2027	16.3	16.3	16.9	0.01%
^JD Ventures LLC and JD Roof Co LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/12/2027	20.4	20.4	18.4	0.01%
^Pro Anderson, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/11/2027	49.0	49.0	43.8	0.01%
^Sandbox Ventures LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/11/2027	17.0	17.0	16.8	0.01%
^Eye Optique Inc.	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	10/5/2027	13.6	13.6	12.0	—%
^Becky Lou Corp dba Rent A Center	Rental and Leasing Services	Term Loan	Prime plus 2.75%	10/2/2027	82.5	82.5	77.7	0.03%
^Ains Holding Company LLC	Management of Companies and Enterprises	Term Loan	Prime plus 2.75%	10/2/2027	75.8	75.8	68.6	0.02%
^Dan Cline Transport Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	9/29/2030	936.6	936.6	900.5	0.31%
^Cagwin Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	9/29/2042	319.0	319.0	353.4	0.12%
^Sashshel Corporation	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/29/2042	208.3	208.3	233.5	0.08%
^Threads of Time LLC	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	9/29/2042	134.6	134.6	144.8	0.05%
^Harco Metal Products Inc	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	9/29/2042	481.5	481.5	503.9	0.17%
^Miechella Suzette Decker	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/29/2042	98.0	98.0	109.9	0.04%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Chicago American Manufacturing LLC, Dockside Steel Processing, LLC	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/29/2042	1,225.9	1,225.9	1,335.6	0.46%
^National Media Services, Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/28/2027	16.9	16.9	15.6	0.01%
^Rhode Island Tennis Management LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2042	374.9	374.9	402.7	0.14%
^Rhode Island Tennis Management LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2042	538.4	538.4	578.3	0.20%
^Pets A Go Go LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/28/2042	195.0	195.0	214.0	0.07%
^Nicholson Lumber Co Inc.	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/28/2030	200.3	200.3	207.6	0.07%
^Complete Care IT LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/27/2027	13.2	13.2	12.3	—%
^Technologist Inc	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/27/2027	248.8	248.8	258.9	0.09%
^Inspirations Food Design, Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/26/2042	456.9	456.9	495.5	0.17%
^Rollins Construction & Trucking LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	9/26/2027	298.4	298.4	305.3	0.10%
^KB Waterjet Cutting LLC	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/22/2027	9.2	9.2	8.9	—%
^JPS Arthur Kill Rd Bakery Corp dba Aunt Butches of Brooklyn	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/22/2027	20.2	20.2	18.9	0.01%
^Magnation Corporation	Utilities	Term Loan	Prime plus 2.75%	9/22/2027	44.9	44.9	46.9	0.02%
^Sallee Pro-Custom Fabrication Shop LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/21/2027	8.1	8.1	8.5	—%
^Sound Manufacturing, Inc. & Monster Power Equipment, Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/20/2027	179.6	179.6	179.2	0.06%
^Montessori Community School	Social Assistance	Term Loan	Prime plus 2.75%	9/20/2042	384.1	384.1	406.9	0.14%
^Denek Contracting Inc and Denek Leasing LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/20/2042	205.5	205.5	230.3	0.08%
^CR Park Incorporated dba Define Body and Mind	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/20/2027	90.2	90.2	86.1	0.03%
^Alpha Preparatory Academy LLC	Social Assistance	Term Loan	Prime plus 2.75%	9/20/2042	159.1	159.1	170.5	0.06%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Excel, RP Inc.	Machinery Manufacturing	Term Loan	Prime plus 2.75%	9/20/2027	89.9	89.9	88.0	0.03%
^Max Home Deliveries, Inc	Couriers and Messengers	Term Loan	Prime plus 2.75%	9/20/2027	72.6	72.6	70.6	0.02%
^Imagine By Carleen, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/20/2027	6.7	6.7	6.9	—%
^NY Tent LLC & NY Tent Parent, LLC dba Tent Company of New York	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/20/2027	925.7	925.7	928.9	0.32%
^Alexander Pierce Corporation	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/20/2042	611.4	611.4	658.3	0.23%
^Commonwealth Diagnostics International, Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/20/2027	1,063.3	1,063.3	1,110.4	0.38%
^Venus Pizza, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/20/2042	90.4	90.4	101.3	0.03%
^Insight Diagnostic Technologist Services	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/20/2027	273.1	273.1	261.5	0.09%
^CIS BIG DOG, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/19/2027	56.9	56.9	59.0	0.02%
^Stone's Construction and Remodeling, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/19/2027	4.7	4.7	4.4	—%
^Party By Design Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/18/2042	1,185.8	1,185.8	1,268.5	0.43%
^Inglis Food Mart Inc.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/15/2027	20.2	20.2	21.0	0.01%
^Clinton Food Market LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	9/15/2042	256.9	256.9	277.3	0.09%
^Li Family Spokane LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/15/2042	376.4	376.4	415.0	0.14%
^Tarleton & Family Landscaping, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/15/2027	75.3	75.3	71.7	0.02%
^Alaska Motor Home Inc	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/13/2027	298.0	298.0	276.7	0.09%
^Nails By Mercede LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/13/2027	12.8	12.8	12.6	—%
^Fox Valley Rentals & Investments, LLC	Food Services and Drinking Places	Term Loan	Prime plus 3.75%	9/13/2027	6.8	6.8	7.1	—%
^Town & Country Transportation Co. and Popco, LLC.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/12/2042	165.2	165.2	185.1	0.06%
^Rajbai Maa Inc. dba Nara Lounge	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/12/2042	380.4	380.4	401.7	0.14%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Morgan Lynn Kerstetter dba Catherine School of Dance	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/11/2027	6.7	6.7	7.0	—%
^Health & Performance Center, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/11/2027	18.3	18.3	17.0	0.01%
^Foxtail, LLC and Tottly New Services Corp	Social Assistance	Term Loan	Prime plus 2.75%	9/8/2042	285.1	285.1	308.4	0.11%
^Desert Ribs, LLC and Famous Charlie, LLC and Famous Freddie, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/8/2042	1,227.8	1,227.8	1,272.2	0.44%
^Echelon Planning Group, LLC dba Echelon Financial Services and Echelon	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	9/8/2027	6.7	6.7	6.9	—%
^Crazy Beatz Productions LLC	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 3.75%	9/7/2027	4.8	4.8	4.7	—%
^South Fulton Landscape & Nursery, Inc.	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/7/2042	98.1	98.1	109.9	0.04%
^Dreaming Big Learning Center Inc	Social Assistance	Term Loan	Prime plus 2.75%	9/5/2042	363.2	363.2	392.6	0.13%
^Big Coop's Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	9/1/2027	89.9	89.9	89.2	0.03%
^Blue EagleTransport Inc, Greeneagle Transport Inc & Golden Eagle Transport	Couriers and Messengers	Term Loan	Prime plus 2.75%	8/31/2027	343.2	343.2	325.9	0.11%
^Busby Outdoor LLC	Real Estate	Term Loan	Prime plus 2.75%	8/29/2042	539.5	539.5	542.4	0.19%
^Busby Outdoor LLC	Real Estate	Term Loan	Prime plus 2.75%	8/29/2042	686.7	686.7	690.4	0.24%
^Parlay Disributors LLC	Educational Services	Term Loan	Prime plus 2.75%	8/25/2027	100.4	100.4	94.4	0.03%
^Lake County Tow LLC	Support Activities for Transportation	Term Loan	Prime plus 2.75%	8/25/2042	85.5	85.5	92.1	0.03%
^InUSA Ventures Inc dba InUSA Services	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	8/24/2027	22.3	22.3	20.7	0.01%
^Genuine Ventures LLC and Seaweed Ventures LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/24/2030	517.7	517.7	516.3	0.18%
^R & R Strength & Conditioning Corp dba Crossfit Light House Point	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/23/2042	80.8	80.8	90.5	0.03%
^Delicias de Minas Restaurant, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/22/2027	184.1	184.1	188.4	0.06%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^L&V Auto Sales, Inc.	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	8/21/2027	16.1	16.1	16.8	0.01%
^M.E. Interiors LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/21/2027	14.7	14.7	13.7	—%
^Damiano Global Corp	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/21/2027	20.1	20.1	19.9	0.01%
^Tier1 Solutions LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/18/2027	16.7	16.7	16.0	0.01%
^Tony Herring & Associates, Inc	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	8/17/2027	6.7	6.7	6.2	—%
^Chester's World Enterprise LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/16/2027	20.1	20.1	19.3	0.01%
^D'Amato & Sons Construction, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/11/2027	7.4	7.4	7.1	—%
^Roundhay Partners LLC and Roundhay Farming LLC	Crop Production	Term Loan	Prime plus 2.75%	8/8/2042	902.1	902.1	912.9	0.31%
^L & J Corporate Services Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/4/2027	6.6	6.6	6.1	—%
^Furniture Masters Limited Liability Company	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/3/2027	8.0	8.0	7.5	—%
^HMG Strategy LLC,	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/2/2027	44.6	44.6	41.4	0.01%
^Bowl Mor LLC dba Bowl Mor Lanes	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/31/2027	6.6	6.6	6.2	—%
^Hope Health Care, LLC	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	7/31/2027	9.3	9.3	8.6	—%
^Royal Blue Investments, Inc. and Cleland Pharmacy LLC	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	7/31/2042	51.7	51.7	57.3	0.02%
^Raffi's Inc dba Atlantic Auto Center	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/31/2027	12.6	12.6	13.1	—%
^Sharon G McMillen, MA Psychologist, Inc.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/28/2027	16.5	16.5	15.3	0.01%
^HQTRONIC LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	7/27/2027	19.9	19.9	18.5	0.01%
^Oberon IT, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/26/2027	193.9	193.9	188.4	0.06%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Gilles Peress Studio LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/25/2027	55.8	55.8	51.8	0.02%
^Obok LLC	Food Manufacturing	Term Loan	Prime plus 2.75%	7/21/2027	10.6	10.6	10.5	—%
^Ocean Trans LLC	Truck Transportation	Term Loan	Prime plus 2.75%	7/21/2027	32.8	32.8	30.4	0.01%
^Lil Tots' Learning Center LLC	Social Assistance	Term Loan	Prime plus 2.75%	7/21/2042	46.4	46.4	50.0	0.02%
^Matrix Z LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 3.75%	7/19/2027	6.7	6.7	7.1	—%
^Nova Solutions, Inc.	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	7/19/2027	22.2	22.2	22.7	0.01%
^Aitheras Aviation Group, LLC(OH) , Aitheras Aviation Group, LLC(FL)	Air Transportation	Term Loan	Prime plus 2.75%	7/18/2027	730.8	730.8	682.0	0.23%
^Wildflour Bakery & Cafe, LLC	Food Manufacturing	Term Loan	Prime plus 2.75%	7/17/2027	19.9	19.9	20.8	0.01%
^Koep Companies dba Pipestone True value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	7/14/2042	318.7	318.7	338.7	0.12%
^Florida Home and Kitchen LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/14/2027	10.6	10.6	9.9	—%
^Rocks Auto Exchange LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	7/13/2027	13.3	13.3	12.3	—%
^McCord Holdings, Inc. dba Fast Signs 176101	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/7/2027	16.6	16.6	15.7	0.01%
^Thrifty Market Inc dba Thrifty Foods	Food and Beverage Stores	Term Loan	Prime plus 2.75%	7/6/2027	91.1	91.1	87.7	0.03%
^The Country House Restaurant, LLC and Pelton Real Estate, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2042	48.7	48.7	53.8	0.02%
^Qycell Corporation	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/30/2027	67.1	67.1	69.9	0.02%
^J. T. O'Neill Company, L.L.C	Real Estate	Term Loan	Prime plus 2.75%	6/30/2027	13.2	13.2	12.2	—%
^Hamilton & Associates Real Estate and Investments Firm LLC	Real Estate	Term Loan	Prime plus 2.75%	6/30/2042	52.7	52.7	57.3	0.02%
^New Chicago Wholesale Bakery Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	6/30/2027	13.2	13.2	13.3	—%
^J&M Civil Construction Services LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/30/2027	88.0	88.0	81.6	0.03%
^JWH Designs, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/30/2027	93.4	93.4	86.6	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^BQRS, Inc. DBA Gresham Meineke Car Care Center	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/30/2027	55.0	55.0	51.8	0.02%
^Best Bees Company	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	6/29/2027	19.8	19.8	18.3	0.01%
^Stiegelbauer Associates Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2027	272.2	272.2	283.8	0.10%
^Oakhill Farms, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2030	91.8	91.8	97.4	0.03%
^Greensboro Plastic Surgical Associates, PA	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/29/2042	564.7	564.7	606.1	0.21%
^Malhame & Company Publishers & Importers Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/29/2027	79.2	79.2	73.5	0.03%
^Intellixion LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/29/2027	3.3	3.3	3.1	—%
^Ocean Trans LLC and Dehal Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	6/29/2027	530.0	530.0	491.2	0.17%
^Foxhop Fitness, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/28/2027	81.9	81.9	76.5	0.03%
^Akal Express Inc. dba Truck Trailer Service Stop	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/28/2042	58.5	58.5	64.7	0.02%
^Old Dominion Transportation Group, Inc.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	6/28/2027	890.4	890.4	841.4	0.29%
^Citibin, Inc.	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	6/27/2027	110.0	110.0	101.9	0.03%
^Auxiliary Systems Inc.,Sharrick Company, LLC & KMN, LLC	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	6/27/2030	225.2	225.2	235.2	0.08%
^WB Cleaners Inc. DBA $2.75 Cleaners	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/27/2027	14.4	14.4	15.0	0.01%
^Ains Holding Company, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/26/2027	1,056.4	1,056.4	996.3	0.34%
^Four Seasons Laser Center Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/26/2042	212.8	212.8	229.4	0.08%
^Rustic LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/23/2042	15.8	15.8	15.9	0.01%
^Northern Industries, LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/23/2042	56.3	56.3	63.0	0.02%
^Vella Construction Enterprises, Inc. dba Vella Construction	Construction of Buildings	Term Loan	Prime plus 2.75%	6/23/2027	19.8	19.8	18.3	0.01%
^Birches Group, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/22/2027	44.0	44.0	40.8	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Sanabi Investment ,,LLC dba Oscar's Moving and Storage	Truck Transportation	Term Loan	7.5%	6/20/2027	106.9	106.9	94.7	0.03%
^Scarlet Spartan Inc.dba FastSigns of Brighton	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/19/2027	49.0	49.0	46.2	0.02%
^Don G. Timpton DDS & Associates PA and Indsaad Properties,LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/16/2042	391.3	391.3	410.9	0.14%
^JAM Media Solutions, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/15/2027	55.0	55.0	51.0	0.02%
^All Regional Recyclers of Wood LLC dba ARROW,Superior Carting, LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/15/2042	302.9	302.9	324.4	0.11%
^Tele Tax Express Inc., El Rancho Paiso, LLC and Nestor Romero	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/14/2042	90.1	90.1	99.3	0.03%
^ESA 365 Corp and Lucathor Realty LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/14/2042	21.9	21.9	23.9	0.01%
^Susan Hughes dba Aloha Junction B and B	Accommodation	Term Loan	Prime plus 2.75%	6/14/2042	60.5	60.5	67.7	0.02%
^Hull's Kitchen, LLC and HK Too, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/14/2042	93.9	93.9	104.9	0.04%
^Yachting Solutions LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/12/2027	104.5	104.5	103.6	0.04%
^Refoleen Inc dba Spice and Tea Exchange	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/8/2027	3.1	3.1	2.9	—%
^Skydive California, LLC	Educational Services	Term Loan	Prime plus 2.75%	6/2/2027	49.3	49.3	51.4	0.02%
^SCW, LLC dba Arthur Murray Dance Studio	Educational Services	Term Loan	Prime plus 2.75%	6/2/2042	142.3	142.3	153.6	0.05%
^Speaker City, Inc.and Speaker Town, LLC dba Rollin Thunder	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/1/2042	44.4	44.4	48.6	0.02%
^Ricnet III, Inc. dba Edible Arrangements	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/31/2027	12.8	12.8	12.0	—%
^Impact Grounds Maintenance and Design, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/31/2042	77.3	77.3	85.7	0.03%
^Funtime, LLC and Universal Entertainment Group LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/31/2027	57.9	57.9	54.4	0.02%
^Haroon Baig,Inc.dba US1 Petrol	Gasoline Stations	Term Loan	Prime plus 2.75%	5/31/2042	256.9	256.9	287.6	0.10%
^Sage Oil LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	5/31/2027	19.6	19.6	18.4	0.01%
^Chet Lemon Enterprises LLC dba All American Sports	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/26/2042	771.1	771.1	863.3	0.30%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Eagle Wood Works LLC	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	5/26/2027	10.5	10.5	10.2	—%
^Hurricane Group, Inc.	Other Information Services	Term Loan	Prime plus 2.75%	5/26/2027	65.5	65.5	60.7	0.02%
^Mitchell Auto Repair, LLC and and C&M Mitchell, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/26/2042	190.9	190.9	209.2	0.07%
^Swantown Inn & Spa LLC	Accommodation	Term Loan	Prime plus 2.75%	5/26/2042	123.7	123.7	137.6	0.05%
^Beyond Waves A Unique Salon LLC and Lori Ann Carlson	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/25/2027	13.3	13.3	12.4	—%
^Jung Design Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/25/2027	7.9	7.9	7.3	—%
^Locavore LLC dba Paloma Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/25/2027	43.7	43.7	41.6	0.01%
^Abdul Naushad MD PC dba Advanced Pain Centers	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/25/2042	383.1	383.1	421.9	0.14%
^Innovim, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/24/2027	294.6	294.6	273.0	0.09%
^Gill Express Inc. and Gill Express 2 LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/23/2042	329.6	329.6	353.2	0.12%
^Prestige Construction of Florida, LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	5/23/2042	327.3	327.3	346.8	0.12%
^GEM2K, LLC dba Precision Precast Group	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	5/19/2027	145.9	145.9	139.4	0.05%
^Hayden Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	5/19/2027	206.7	206.7	203.3	0.07%
^Tres K Deli,Grocery,Fruit and Meat Inc.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/19/2027	7.2	7.2	7.1	—%
^ Iron Men Home Repair, Inc. and Ironmen House Lifting Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/19/2042	566.8	566.8	616.1	0.21%
^PS Camping, Inc. dba Prospectors RV Resort	Accommodation	Term Loan	Prime plus 2.75%	5/19/2042	253.7	253.7	283.2	0.10%
^Mr. B's Bicycles & Mopeds, Inc.	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	5/18/2042	142.8	142.8	154.6	0.05%
^Waterford Plumbing Co, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/18/2027	43.7	43.7	41.0	0.01%
^Bay Car Wash LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2042	117.5	117.5	127.9	0.04%
^Computech Computers Inc.	Educational Services	Term Loan	Prime plus 2.75%	5/17/2027	43.7	43.7	40.5	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Arco Electrical Contractors Inc. dba Arco Construction Group	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/16/2027	314.0	314.0	306.4	0.10%
^5 Stars Learning Center Inc	Social Assistance	Term Loan	Prime plus 2.75%	5/16/2042	60.1	60.1	65.1	0.02%
^Batter & Company,LLC dba Batter Co. Dessert Collection	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/16/2027	46.9	46.9	44.2	0.02%
^Band Sawn Lumber,LLC and Nathan Ryan Adams	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	5/15/2042	110.9	110.9	118.5	0.04%
^Sanderson Distribution Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	5/12/2027	9.2	9.2	8.5	—%
^Keys Armored Express, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/12/2027	34.9	34.9	33.5	0.01%
^SG Linke LLC	Clothing and Clothing Accessories Stores	Term Loan	8.25%	5/12/2027	72.7	72.7	70.0	0.02%
^B G F Bobby Q's Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/11/2027	6.5	6.5	6.7	—%
^Estelle Finkel Educational Associates,LLC	Educational Services	Term Loan	Prime plus 2.75%	5/11/2027	105.6	105.6	97.9	0.03%
^Labmates,LLC	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	5/10/2027	87.3	87.3	87.8	0.03%
^NHS, LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/9/2027	77.3	77.3	74.1	0.03%
^1872 Rosecrans, LLC dba Goodbar	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/9/2027	55.8	55.8	52.0	0.02%
^NHS, LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/9/2042	21.3	21.3	22.0	0.01%
^Innovation Transport, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	5/9/2027	68.1	68.1	68.3	0.02%
^Benchmark Building, Inc.	Construction of Buildings	Term Loan	Prime plus 2.75%	5/5/2027	19.6	19.6	18.2	0.01%
^Cable Management LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	5/3/2027	50.1	50.1	49.8	0.02%
^Fine Arts Center of Easley, Inc. dba Midtown Music	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	5/2/2042	113.5	113.5	127.1	0.04%
^Zahmel Restaurant Suppliers Corp dba Cash & Carry; Zahners Hardware	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	4/28/2027	79.3	79.3	74.2	0.03%
^Georgia Productions Services LLC	Rental and Leasing Services	Term Loan	Prime plus 2.75%	4/28/2027	79.1	79.1	77.1	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Love and Glory Learning Center, Inc.	Social Assistance	Term Loan	Prime plus 2.75%	4/28/2042	75.8	75.8	81.5	0.03%
^JMA Inc. dba Primecut and Mezzo; Primecut at Marquee	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/27/2042	215.9	215.9	241.7	0.08%
^Sneads Ferry Foods, Inc. dba DQ Grill & Chill	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/27/2042	611.4	611.4	655.8	0.22%
^Asheville's Fun Depot, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/26/2027	75.8	75.8	79.1	0.03%
^Resident Research, LLC	Other Information Services	Term Loan	Prime plus 2.75%	4/24/2027	76.5	76.5	70.9	0.02%
^Ralph's Hair Salon, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/21/2042	48.6	48.6	53.1	0.02%
^Getting Even LLC dba The Zoo Health Club	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/21/2027	6.5	6.5	6.2	—%
^M.E. Interiors LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/20/2027	120.6	120.6	111.7	0.04%
^Condron Brothers LLC DBA Luv 2 Play	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/19/2027	103.6	103.6	99.8	0.03%
^Carpeteria (Markarian) Co.	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	4/13/2027	114.8	114.8	119.1	0.04%
^Butternuts Beer and Ale LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	4/12/2027	63.9	63.9	66.6	0.02%
^Citizens Lanes, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/31/2042	608.0	608.0	680.0	0.23%
^The Altitude Group, LLC and Core Home Security, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/31/2027	41.9	41.9	38.7	0.01%
^MIT LLC	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/31/2042	85.1	85.1	95.2	0.03%
^Bear Trail Lodge LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/31/2042	537.5	537.5	597.5	0.20%
^Landmark Ventures USA, Inc.	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	3/31/2027	161.5	161.5	149.4	0.05%
^Golden Hen Inc. dba Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/31/2027	55.8	55.8	52.1	0.02%
^Applied Integrated Technologies, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/31/2027	107.7	107.7	99.7	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Signature Rooms, Inc dba Gallery Furniture	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	3/30/2042	482.3	482.3	537.8	0.18%
^KWG Industries LLC dba Peterson & Marsh Metal Industries	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/30/2027	25.8	25.8	26.5	0.01%
^Schafer Fisheries Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	3/30/2042	241.4	241.4	270.0	0.09%
^Sea Smoke Barbeque, Corp and Danwen LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/30/2042	230.0	230.0	249.8	0.09%
^First Sail Group Inc. and Omen Board Industires LLC	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/29/2027	17.2	17.2	16.8	0.01%
^Gauri Hospitality Group LLC dba Microtel Inns & Suites by Wyndham	Accommodation	Term Loan	Prime plus 2.75%	3/29/2042	1,027.5	1,027.5	1,145.4	0.39%
^Discount Price, LLC dba Robert's Market	Gasoline Stations	Term Loan	Prime plus 2.75%	3/29/2042	200.6	200.6	219.4	0.08%
^Douglas K. Soderblom . dba Loma Linda Optometry	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/29/2027	86.1	86.1	82.9	0.03%
^H and H Hotshot Services, Inc. dba AA Hotshot & Logistics	Couriers and Messengers	Term Loan	Prime plus 2.75%	3/29/2030	88.4	88.4	83.3	0.03%
^New England Country Day School, Inc. and Thomas D. Walker	Social Assistance	Term Loan	Prime plus 2.75%	3/28/2042	362.6	362.6	393.0	0.13%
^American Pharmaceutical Innovation Company, LLC	Chemical Manufacturing	Term Loan	Prime plus 2.75%	3/28/2027	25.8	25.8	24.0	0.01%
^Heil & Hornik LLC dba Elysium Tennis	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/27/2042	903.5	903.5	976.2	0.33%
^Pecos Entertainment LLC dba State Theater and Pecos Inn LLC	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	3/27/2042	399.1	399.1	446.4	0.15%
^Robert Dixon PA dba Law Offices of Robert Dixon	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/24/2042	414.6	414.6	462.5	0.16%
^Ericon Inc. dba Quik Pik	Gasoline Stations	Term Loan	Prime plus 2.75%	3/24/2027	54.2	54.2	54.9	0.02%
^Executive Fitness & Nutrition Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/23/2027	17.7	17.7	18.1	0.01%
^Denton Bio Fuels LLC and American Bio Source LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/23/2027	51.0	51.0	49.5	0.02%
^Color Graphic Press, Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/23/2027	103.4	103.4	107.6	0.04%
^JBK Truck Trailer and Bus Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/23/2042	86.3	86.3	93.2	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Baton Rouge Cargo Services Inc. and 6507 Westport, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	3/22/2042	625.6	625.6	689.3	0.24%
^Vehicle Safety Supply LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/21/2027	19.4	19.4	17.9	0.01%
^J Sivilis LLC dba Pet Wants	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/17/2027	10.6	10.6	10.0	—%
^The Purple Cow House of Pancake Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/16/2042	156.3	156.3	174.8	0.06%
^Reservoir International LLC	Educational Services	Term Loan	Prime plus 2.75%	3/16/2027	85.6	85.6	84.2	0.03%
^Texcor, Inc.dba Texas Corral,Texas Coral Restaurants II, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/16/2027	258.2	258.2	268.8	0.09%
^1MTX LLC and Sunrise Transportation and Logistics, LLC and Mustafa M	Truck Transportation	Term Loan	Prime plus 2.75%	3/13/2027	584.7	584.7	541.1	0.19%
^Dwayne Bernard Tate	Truck Transportation	Term Loan	Prime plus 2.75%	3/10/2027	9.0	9.0	8.8	—%
^Elegant Occasions, LLC dba E Productions	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/10/2042	573.1	573.1	621.3	0.21%
^E & P Holdings 1 LLC and Evans & Paul Unlimited Corp. and Evans & Paul	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	3/9/2027	107.6	107.6	101.4	0.03%
^Anthony LLC dba Star of Woodward Market	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/9/2042	112.0	112.0	125.3	0.04%
^Allegro Assisted Living Of Texas	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	3/6/2027	82.7	82.7	86.1	0.03%
^Robbie E. Bakery and Cafe LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/3/2027	55.3	55.3	51.2	0.02%
^Podium Auto Sales Inc and RRS Property, LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/3/2042	88.3	88.3	95.2	0.03%
^Weeping Willow Kennels, Inc and Aileen N Black	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2042	136.0	136.0	149.0	0.05%
^SSI Refrigerated Express Inc. and Robert M Stallone dba SSI Express	Truck Transportation	Term Loan	Prime plus 2.75%	2/28/2027	199.5	199.5	184.6	0.06%
^Getting Even LLC dba The Zoo Health Club	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2027	82.3	82.3	78.6	0.03%
^McNally Enterprises Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	2/27/2027	55.5	55.5	53.0	0.02%
^Total Document Solutions Inc and,TDS Services, LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	2/27/2030	281.1	281.1	277.3	0.09%
^Teracore Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/27/2027	139.9	139.9	129.5	0.04%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^B & J Bicycle Shop Inc.	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	2/24/2027	6.5	6.5	6.8	—%
^TMJ Pizza Mesa LLC dba Rosati's Pizza Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/24/2027	91.8	91.8	90.7	0.03%
^3W Enterprises LLC	Textile Product Mills	Term Loan	Prime plus 2.75%	2/24/2042	63.5	63.5	70.2	0.02%
^Victorian Restaurant and Tavern, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/22/2042	104.4	104.4	111.5	0.04%
^DER Services, LLC dba A.K.A. Sports	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	2/17/2042	38.9	38.9	43.5	0.01%
^Ameritube, LLC and Ravone Properties, LLC	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	2/14/2042	180.0	180.0	201.3	0.07%
^Baton Rouge Cargo Services Inc. and 2808 Court Street, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	2/10/2042	240.4	240.4	264.9	0.09%
^Sushiya Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/10/2027	16.0	16.0	15.3	0.01%
^Maximo Canot dba Wash and Dry Laundrymat	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/10/2042	133.7	133.7	147.7	0.05%
^Marvic Enterprises Inc dba Jordan's Liquor	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/10/2042	212.8	212.8	233.4	0.08%
^Harrison Logging Company LLC	Forestry and Logging	Term Loan	Prime plus 2.75%	2/9/2027	90.8	90.8	87.7	0.03%
^8 Minute Oil Change Auto Repair & Tire Center and Jumir L.L.C.	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/7/2042	320.7	320.7	342.8	0.12%
^DBMS Consulting, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/1/2042	179.7	179.7	192.2	0.07%
^Brandco, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/31/2027	37.1	37.1	34.3	0.01%
^Chidlren's House Learning, Inc and Tarps Investment Group	Social Assistance	Term Loan	Prime plus 2.75%	1/31/2042	312.0	312.0	338.1	0.12%
^Fave Realty Inc.	Real Estate	Term Loan	Prime plus 2.75%	1/30/2042	52.9	52.9	57.8	0.02%
^Return to Excellence Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	1/27/2027	15.6	15.6	16.2	0.01%
^House of Bread & Coffee Corp dba Casa Do Pao	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/27/2042	169.3	169.3	177.5	0.06%
^ZMKNY Tires Inc dba Houston International Tires	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	1/27/2042	104.5	104.5	116.9	0.04%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^SRC Publishing LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	1/27/2027	19.1	19.1	17.6	0.01%
^Fox Valley Rentals & Investments LLC and Brian M Tomaszewski	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/20/2042	41.2	41.2	44.5	0.02%
^Rhone Wolf Vineyard LLC, Goldline Brands Inc. and Myka Cellars, Inc.	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	1/19/2030	230.9	230.9	228.3	0.08%
^Jolibe LLC and Jolibe Atelier LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/18/2027	8.9	8.9	8.5	—%
^Eickmann Management Group LLC dba Jimmy Johns of Dundee	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/17/2027	84.5	84.5	86.8	0.03%
^Fullbro Trust dba Menemsha Blues	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	1/13/2027	19.1	19.1	19.9	0.01%
^Echelon Enterprises, Inc	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	1/10/2027	42.4	42.4	44.2	0.02%
^Fort Smith Wings Inc. dba Wing Stop	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/28/2026	16.4	16.4	15.7	0.01%
^Sand Hill Associates, Ltd. dba Charlie O's Tavern on the Point	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/27/2041	413.0	413.0	442.8	0.15%
^Joshua L. Baker	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	12/23/2026	13.2	13.2	12.2	—%
^Jacliff Investments Inc. dba International health Technologies	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	12/23/2026	105.1	105.1	97.1	0.03%
^Metropolitan Solutions Group Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/19/2041	266.1	266.1	280.2	0.10%
^Means Enterprises LLC dba FastFrame Frisco	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/16/2026	18.9	18.9	17.7	0.01%
^Soon Im. Chin dba Stan C-Store	Gasoline Stations	Term Loan	Prime plus 2.75%	12/15/2041	205.6	205.6	227.7	0.08%
^Sempco, Inc.	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/15/2041	40.6	40.6	45.4	0.02%
^New Chicago Wholesale Bakery, Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	12/15/2041	438.9	438.9	470.6	0.16%
^Allied Welding Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2041	729.8	729.8	780.1	0.27%
^Techni-Pro Institute LLC	Educational Services	Term Loan	Prime plus 2.75%	12/15/2026	160.0	160.0	151.3	0.05%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Ericon, Inc. dba Quik Pik	Gasoline Stations	Term Loan	Prime plus 2.75%	12/15/2041	322.8	322.8	348.3	0.12%
^White Hawk Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	12/15/2026	937.3	937.3	865.8	0.30%
^Elita 7, LLC	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	12/15/2041	689.4	689.4	755.6	0.26%
^Trison Enterprises Inc.dba Lee's Automotive	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/14/2041	394.3	394.3	429.7	0.15%
^D and E Hardware Co. and D and E Pump Sales and Service	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/14/2041	511.5	511.5	551.1	0.19%
^HMG Strategy, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/14/2026	42.0	42.0	38.8	0.01%
^Cardinal Homes Inc, Alouette Holdings Inc., Bret Berneche	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	12/14/2026	896.6	896.6	932.1	0.32%
^Cardinal Homes Inc. and Bret A Berneche	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	12/14/2041	117.3	117.3	131.0	0.04%
^AGG Management Team LLC dba Chevron	Gasoline Stations	Term Loan	Prime plus 2.75%	12/14/2041	278.2	278.2	310.9	0.11%
^Wayfarer Bicycle LLC	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	12/13/2041	89.5	89.5	95.1	0.03%
^Roast Beef Levittown LLC dba Arby's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/13/2026	255.3	255.3	265.4	0.09%
^Success Advertising Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/13/2041	451.4	451.4	500.4	0.17%
^Queen Express LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	12/13/2041	181.4	181.4	201.3	0.07%
^Mack Team Enterprises Inc.dba The UPS Store #6815	Couriers and Messengers	Term Loan	Prime plus 2.75%	12/9/2026	17.2	17.2	16.5	0.01%
^Recycling Revolution,LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/9/2041	89.2	89.2	96.1	0.03%
^Myndshft Technologies LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/9/2026	651.8	651.8	622.5	0.21%
^New Life Hospital LLC	Hospitals	Term Loan	Prime plus 2.75%	12/8/2041	1,181.7	1,181.7	1,320.4	0.45%
^Imagine By Carleen Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/8/2041	50.8	50.8	55.1	0.02%
^Hanson's Greeks LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/8/2026	9.4	9.4	9.8	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Lan Doctors, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/7/2026	206.8	206.8	212.2	0.07%
^Yachting Solutions LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/7/2029	63.6	63.6	63.9	0.02%
^The Lake Shore Hospitality Inc dba Dowagiac Baymont Inn & Suites	Accommodation	Term Loan	Prime plus 2.75%	12/5/2041	343.4	343.4	379.4	0.13%
^Lilo Holdings LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/5/2026	13.4	13.4	12.9	—%
^Noso Development LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	12/1/2026	63.1	63.1	58.3	0.02%
^Ericon, Inc.	Gasoline Stations	Term Loan	Prime plus 2.75%	12/1/2041	705.6	705.6	764.1	0.26%
^Sharaz Shah DBA Thomas Jewelers	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	11/30/2026	6.8	6.8	6.2	—%
^Studio Find It Georgia, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/30/2026	6.3	6.3	5.9	—%
^Imaginarium Foods LLC,	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2042	363.4	363.4	397.5	0.14%
^Pebble Wood Lane, LLC and Good Sam's Assisted Living Resiidence,LLC	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	11/30/2041	65.2	65.2	72.9	0.02%
^Quick Ship, LLC	Couriers and Messengers	Term Loan	Prime plus 2.75%	11/30/2026	8.8	8.8	8.1	—%
^RD Management, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/30/2026	178.3	178.3	166.3	0.06%
^B4 Fitness LLC dba The Zoo Health Club	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/30/2026	18.8	18.8	17.9	0.01%
^Access Staffing, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/29/2026	938.3	938.3	866.7	0.30%
^Usman Jalil, LLC dba Food Mart	Gasoline Stations	Term Loan	Prime plus 2.75%	11/29/2041	225.4	225.4	238.7	0.08%
^WPN Recycling Company LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/23/2026	18.8	18.8	19.5	0.01%
^Hafa Adai Signs and Graphics LLC dba Fastsigns of Auburn -#281901	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/23/2026	50.0	50.0	46.7	0.02%
^Merchant Coterie, Inc.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	11/23/2026	104.8	104.8	96.8	0.03%
^CRK Mens, LLC dba Spiff for Men	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/23/2026	90.0	90.0	84.5	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^6E Technologies LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/22/2026	140.8	140.8	138.2	0.05%
^Broms Asset Management LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	11/22/2026	104.2	104.2	96.2	0.03%
^JBK Truck Trailer and Bus Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/22/2041	401.2	401.2	434.6	0.15%
^Bouquet Restaurant LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/22/2041	121.0	121.0	131.6	0.05%
^Skaggs RV Outlet LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/21/2026	83.4	83.4	86.7	0.03%
^Catherine Christine Morin dba Purr-Fect Pets	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/17/2026	15.6	15.6	14.4	—%
^Stratmar Systems Inc dba Stratmar Retail Services	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/16/2026	57.1	57.1	59.4	0.02%
^Hoosier Health Plus, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/15/2026	100.0	100.0	100.0	0.03%
^J. A. Kohlhepp Sons, Inc. dba Kohlhepp's True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/10/2026	172.8	172.8	177.5	0.06%
^J. A. Kohlhepp Sons, Inc. dba Kohlhepp's True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/10/2041	438.5	438.5	481.3	0.16%
^Panther Ironworks and Rigging Solutions LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/10/2026	128.3	128.3	125.2	0.04%
^Hackensack Steel Corporation and Luzerne Ironworks Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/10/2026	202.9	202.9	210.9	0.07%
^Rich's Food Stores LLC dba Hwy 55 of Wallace	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/9/2026	37.1	37.1	36.6	0.01%
^Big Apple Entertainment Partners LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/9/2026	145.9	145.9	134.8	0.05%
^Dyer Properties, LLC and Bayview Pharmacy, Inc.	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	11/9/2041	232.0	232.0	248.8	0.09%
^MIK LLC dba Firehouse Subs	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/9/2026	170.1	170.1	158.7	0.05%
^Fine Line Interiors, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/4/2041	69.3	69.3	77.4	0.03%
^131 Miles LLC and Ohm Shubh Laxmi, LLC. dba Mr Hero	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/3/2041	122.2	122.2	134.1	0.05%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Veracruz Shabo, LLC, Waterfalls Quick Lube LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/1/2041	116.8	116.8	128.1	0.04%
^Glocecol LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/1/2026	62.5	62.5	65.0	0.02%
^Moolchan Enterprises LLC dba Staying Green	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2026	9.2	9.2	9.5	—%
^Bloomquist Communications Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2026	49.6	49.6	45.8	0.02%
^Woodstock Enterprises Corp dba True Scent Candle Co	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	10/31/2041	85.7	85.7	91.1	0.03%
^Elite Structures Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/27/2029	200.9	200.9	207.0	0.07%
^FibAire Communications, LLC	Telecommunications	Term Loan	Prime plus 2.75%	10/27/2026	89.4	89.4	87.4	0.03%
^Blakeslee Arpaia Chapman Inc and Chapman Construction Services LLC	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	10/24/2026	351.5	351.5	365.4	0.13%
^Worldwide Estate, Inc. dba Washington Heights Manor	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	10/21/2041	216.7	216.7	242.2	0.08%
^Gold Wind Logistics LLC	Truck Transportation	Term Loan	Prime plus 2.75%	10/20/2041	171.1	171.1	191.1	0.07%
^Speaker City, Inc. dba Rollin Thunder	Electronics and Appliance Stores	Term Loan	Prime plus 2.75%	10/14/2041	120.7	120.7	132.2	0.05%
^Justin Partlow	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	10/13/2026	16.1	16.1	14.9	0.01%
^Maine Service Corp	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	10/13/2026	150.5	150.5	151.0	0.05%
^Reliable Recovery Services LLC	Support Activities for Transportation	Term Loan	Prime plus 2.75%	10/7/2026	93.0	93.0	90.4	0.03%
^Wyspen Corporation dba Charlestown Ace	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	10/3/2026	29.8	29.8	27.5	0.01%
^Ailky Corporation	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	10/3/2026	206.7	206.7	195.1	0.07%
^MegaPhase, LLC	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	9/30/2026	122.7	122.7	128.1	0.04%
^Adelwerth Bus Corp.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2041	233.4	233.4	263.0	0.09%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^JJA Transportation Management Inc.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2026	43.0	43.0	42.8	0.01%
^Seaway LLC and Reklaw LLC dba Allure Lounge	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2041	132.1	132.1	151.6	0.05%
^Adelwerth Bus Corporation, Transportation Leasing Corp.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2029	574.8	574.8	608.4	0.21%
^Thunderdome Racing Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/29/2026	14.6	14.6	15.4	0.01%
^Graphics,Type and Color Enterprises Inc dba Clubflyers.com and GTC Med	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	9/28/2041	821.5	821.5	943.0	0.32%
^Beadon Inc	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/28/2026	18.4	18.4	19.4	0.01%
^CNC Precision Machine, Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/28/2041	1,235.9	1,235.9	1,396.4	0.48%
^CD Game Exchange Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/28/2026	18.4	18.4	18.4	0.01%
^Luv 2 Play Nor Cal, LLC dba Luv 2 Play	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/27/2026	43.0	43.0	43.6	0.01%
^Luna Nueva LLC dba Bio Builders	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/27/2026	12.3	12.3	12.4	—%
^Kyle M Walker DDS, PC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/27/2026	189.3	189.3	190.8	0.07%
^Reynolds Fence & Guardrail Inc.	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/27/2026	515.1	515.1	535.2	0.18%
^Sarah S Olelewe MD Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/26/2041	281.3	281.3	318.4	0.11%
^TPFC,LLC dbaThe Picture Frame Company	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/26/2041	56.4	56.4	63.9	0.02%
^Ridge Road Equestrian LLC dba Ricochet Ridge Ranch	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	9/26/2026	7.4	7.4	7.7	—%
^PeopleBest Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/26/2026	12.3	12.3	12.2	—%
^B4 Fitness LLC dba The Zoo Health Club	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/23/2026	71.6	71.6	72.5	0.02%
^Mr. Mulch, Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/23/2041	389.7	389.7	432.0	0.15%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Wrecking Crew Media LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/21/2026	40.9	40.9	40.8	0.01%
^Cuppiecakes LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/21/2041	21.6	21.6	24.4	0.01%
^Benoit's Towing and Recovery LLC	Support Activities for Transportation	Term Loan	Prime plus 2.75%	9/20/2026	9.8	9.8	9.8	—%
^Consulting Solutions Inc. and Mark Luciani	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/20/2026	18.4	18.4	19.0	0.01%
^Eyncon LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/16/2041	48.0	48.0	54.5	0.02%
^The Merrin Group LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/15/2026	144.0	144.0	150.0	0.05%
^Rich's Food Stores LLC dba Hwy 55 of Wallace	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/14/2026	123.4	123.4	127.0	0.04%
^Atlantic Alarm Systems and Services LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/14/2026	12.6	12.6	12.8	—%
^Metropet Dog Center, Inc	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/13/2041	104.9	104.9	119.3	0.04%
^Marquis Cattle Company	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	9/13/2026	41.3	41.3	43.6	0.01%
^Bingham Enterprises, Inc and Full Belli Deli and Sausage Company	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/12/2041	79.2	79.2	89.0	0.03%
^SRA Mechanicial Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/6/2041	42.0	42.0	48.2	0.02%
^Sandia Enterprises Inc dba Massage Envy Spa	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/6/2026	34.7	34.7	34.6	0.01%
^Animal Intrusion Prevention Systems Holding Company, LLC dba Critter C	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/30/2026	102.9	102.9	103.6	0.04%
^Raem Corporation dba Dryclean Express	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/29/2041	69.5	69.5	79.6	0.03%
^Warren Dale Warrington dba Custom Paint and Body	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/26/2041	97.1	97.1	110.6	0.04%
^TAGR Inc dba Miami Grill 137and John Nakis	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/26/2026	86.6	86.6	87.2	0.03%
^Albert Basse Associates Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	8/25/2026	50.1	50.1	52.8	0.02%
^Avery Management Inc. dba Whetstone Upholstery	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/25/2026	8.5	8.5	8.5	—%
^Tabadesa Associates Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/25/2026	18.2	18.2	18.2	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^TR Companies LLC dba Liberty Rental 4 U	Rental and Leasing Services	Term Loan	Prime plus 2.75%	8/25/2026	73.0	73.0	72.8	0.02%
^Rosmel Pools Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/25/2026	18.2	18.2	18.4	0.01%
^Sambella Holdings, LLC and Strike Zone Entertainment Center LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/24/2041	492.0	492.0	564.0	0.19%
^Luv 2 Play Temecula, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/15/2026	48.7	48.7	48.5	0.02%
^2 Cool Beans LLC dba Menchies's Frozen Yogurt	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/11/2026	66.9	66.9	66.7	0.02%
^Grayson O Company	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	8/10/2041	599.3	599.3	687.1	0.24%
^Paul Belanger dba Paul Belanger Landscaping	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/9/2026	12.2	12.2	12.1	—%
^USA General Investment LLC dba Braniff Paint and Body Shop	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/29/2026	18.1	18.1	18.3	0.01%
^The Hungry Rhino LLC	Real Estate	Term Loan	Prime plus 2.75%	7/29/2041	73.0	73.0	82.6	0.03%
^Little Tree Huggers Child Care LLC	Social Assistance	Term Loan	Prime plus 2.75%	7/29/2041	134.0	134.0	153.8	0.05%
^303 Tower Drive LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/29/2041	383.1	383.1	437.2	0.15%
^Big Apple Entertainment Partners LLC dba Ripley's Believe It or Not	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/28/2026	241.2	241.2	240.5	0.08%
^676 Club LP dba The Green Door Tavern/The Drifter	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/28/2041	641.4	641.4	734.0	0.25%
^MacIver Corporation dba Division Camera	Rental and Leasing Services	Term Loan	Prime plus 2.75%	7/28/2026	1,003.5	1,003.5	1,038.8	0.36%
^Intrepid Trinity LLC	Nonstore Retailers	Term Loan	Prime plus 2.75%	7/28/2041	59.8	59.8	68.0	0.02%
^Apple Tree NC Inc dba Williams Farm & Garden Center	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	7/28/2041	326.8	326.8	368.3	0.13%
^Kidtastic LLC dba The Little Gym of Audubon	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/27/2026	45.6	45.6	45.5	0.02%
^Pinco Pizza LLC dba Jet's Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/27/2026	59.3	59.3	62.5	0.02%
^EPEC Juice LLC dba Jamba Juice	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/27/2026	67.1	67.1	67.0	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^JAG Unit 1, LLC dba Arooga's Grille House and Sports Bar	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/27/2026	100.5	100.5	100.2	0.03%
^The Grasso Companies, LLC and Grasso Pavement Maintenance, LLC	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	7/26/2026	72.9	72.9	74.6	0.03%
^My Sainath Inc dba Motel 6	Accommodation	Term Loan	Prime plus 2.75%	7/22/2041	292.7	292.7	334.3	0.11%
^Robert G Larson State Farm Insurance	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/22/2026	18.1	18.1	18.0	0.01%
^J and D Resources LLC dba Aqua Science	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2026	94.8	94.8	94.9	0.03%
^Robert P Daniels dba Ginger and Friend's Peppermint Village Gift Shop	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	7/18/2026	12.7	12.7	12.6	—%
^Franklin Firm LLC dba Luv 2 Play	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/15/2041	154.0	154.0	175.1	0.06%
^Takeuchi Commercial Cleaning Services, LLC dba We Clean San Diego	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/13/2026	37.2	37.2	37.1	0.01%
^Jacob Rugs LLC dba Rugs Outlet	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	7/13/2026	52.8	52.8	55.6	0.02%
^RM Hawkins LLC dba Pure Water Tech West	Nonstore Retailers	Term Loan	Prime plus 2.75%	7/7/2026	40.1	40.1	41.8	0.01%
^Dino Smiles Children's Cosmetic Dentistry	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/7/2026	11.5	11.5	11.6	—%
^Nevey's LLC dba Stark Food III	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/30/2041	281.9	281.9	322.0	0.11%
^Martin Inventory Management LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/30/2026	19.7	19.7	20.7	0.01%
^P L H Pharmaco Inc dba Farmacia San Jose	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	6/30/2026	135.0	135.0	142.1	0.05%
^VMA Technologies LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/30/2026	17.9	17.9	17.8	0.01%
^Corning Lumber Company Inc and Frank R Close and Son Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/30/2029	168.3	168.3	180.8	0.06%
^Desert Tacos LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2026	80.8	80.8	83.4	0.03%
^WGI, LLC dba Williams Grant Inn	Accommodation	Term Loan	Prime plus 2.75%	6/29/2041	117.7	117.7	133.6	0.05%
^O.D.S. Inc dba Four Seasons Health & Racquet and Step 'N' Motion, Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/29/2026	111.6	111.6	112.2	0.04%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^KWG Industries, LLC dba Peterson & Marsh Metal Industries	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/29/2041	291.4	291.4	331.6	0.11%
^MaidPro Marin dba MaidPro	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/28/2026	14.0	14.0	13.9	—%
^E & P Holdings 1 LLC and Evans & Paul LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	6/28/2026	107.8	107.8	108.6	0.04%
^Edge Pest Control LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/27/2026	597.6	597.6	594.8	0.20%
^All Printing Solutions, Inc. dba Pryntcomm	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	6/27/2041	528.8	528.8	590.6	0.20%
^JumboMarkets Inc dba Rines Jumbomarkets	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/24/2026	39.8	39.8	39.7	0.01%
^Island Time Investments, LLC dba Swantown Inn Bed & Breakfast	Accommodation	Term Loan	Prime plus 2.75%	6/24/2041	96.8	96.8	110.9	0.04%
^Shooting Sports Academy LLC and Jetaa LLC dba Shooting Sports Academy	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/23/2041	476.2	476.2	534.3	0.18%
^Long Island Comedy LLC dba Governors and New York Comedy, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/23/2041	179.2	179.2	203.0	0.07%
^Visual Advantage LLC dba Signs Now Perryberg	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/23/2041	87.2	87.2	98.4	0.03%
^Evergreen Investment & Property Management LLC ,Universal Kidney Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/20/2041	1,215.0	1,215.0	1,386.4	0.47%
^Bagelicious, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/17/2026	43.5	43.5	43.4	0.01%
^Blue Eagle Transport Inc, Greeneagle Transport Inc and Golden Eagle Transport	Couriers and Messengers	Term Loan	Prime plus 2.75%	6/16/2026	442.5	442.5	440.4	0.15%
^Winegirl Wines LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	6/16/2026	9.0	9.0	9.4	—%
^NKJ Lusby Donuts LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/16/2026	17.9	17.9	17.8	0.01%
^Jai-Alexia Consulting, Inc.	Couriers and Messengers	Term Loan	Prime plus 2.75%	6/15/2026	9.4	9.4	9.4	—%
^Pumpkin Patch Child Care of Southington, LLC and Giuseppe Pugliares	Social Assistance	Term Loan	Prime plus 2%	6/15/2041	490.0	490.0	528.1	0.18%
^Luv 2 Play AZ LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/10/2026	49.9	49.9	52.3	0.02%
^Refoleen Inc dba Spice and Tea Exchange	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/10/2026	69.0	69.0	68.7	0.02%
^VBGB Uptown, LLC dba VBGB Beer Hall & Garden	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/8/2026	27.9	27.9	27.8	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^ScimTech Industries Inc dba Archer Aerospace	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	6/6/2026	9.6	9.6	9.5	—%
^Larry H. Patterson and Rainbow Movers, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	6/6/2026	17.9	17.9	17.9	0.01%
^Solvit Inc and Solvit North Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/3/2026	202.1	202.1	204.9	0.07%
^AP5 LLC dba Krauser's Food Store	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/2/2041	185.3	185.3	212.2	0.07%
^ATI Jet Inc	Air Transportation	Term Loan	Prime plus 2.75%	5/31/2026	408.5	408.5	413.9	0.14%
^Angelo Faia dba AVF Construction	Construction of Buildings	Term Loan	Prime plus 2.75%	5/27/2041	94.9	94.9	107.3	0.04%
^Premier Athletic Center of Ohio, Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/27/2026	69.1	69.1	72.7	0.02%
^Mersada Holdings LLC	Nonstore Retailers	Term Loan	Prime plus 2.75%	5/26/2026	266.5	266.5	280.5	0.10%
^Jack Frost Firewood Inc. and David Dubinsky	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/26/2041	196.8	196.8	222.1	0.08%
^Southwest Division Inc	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	5/26/2026	6.5	6.5	6.6	—%
^International Kitchen Supply LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/25/2026	147.5	147.5	149.9	0.05%
^Groth Lumber Co. Inc. dba True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/25/2026	17.8	17.8	18.7	0.01%
^Island Life Graphics Inc dba FASTSIGNS #576	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	5/24/2026	17.8	17.8	17.8	0.01%
^Powerspec Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/24/2026	69.0	69.0	68.6	0.02%
^Horseshoe Barbecue, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/23/2029	10.1	10.1	10.9	—%
^Pro Auto Repair LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/20/2026	5.8	5.8	6.1	—%
^Elderfriend Inc dba Granny Nannies dba GN Live Scan	Social Assistance	Term Loan	Prime plus 2.75%	5/20/2026	10.1	10.1	10.0	—%
^National Air Cargo Holdings Inc	Air Transportation	Term Loan	Prime plus 2.75%	5/20/2026	987.1	987.1	1,038.8	0.36%
^J&A Laundromat Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/18/2026	53.3	53.3	53.6	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^HBA LLC dba Palmetto Twist-Vista	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2026	15.3	15.3	15.4	0.01%
^Dedicated Incorporated	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/18/2041	44.4	44.4	50.4	0.02%
^Studio Find It Georgia Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/13/2026	17.8	17.8	17.9	0.01%
^FJN Catering Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/13/2041	250.8	250.8	287.2	0.10%
^Pumpkin Patch Inc and Christine Feliciano and Antonio Feliciano	Social Assistance	Term Loan	Prime plus 2.75%	5/12/2041	126.4	126.4	142.9	0.05%
^Sabir Inc. dba Bear Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/11/2041	118.2	118.2	134.8	0.05%
^Gator D'Lites LLC dba D'Lites Emporium	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/5/2026	17.8	17.8	17.7	0.01%
^Warner Home Comfort, LLC dba Smith Piping	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/29/2041	78.6	78.6	88.9	0.03%
^Keller, Fishback & Jackson LLP	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/29/2026	100.7	100.7	105.9	0.04%
^Marc S. Rosenberg P.C. dba Mammuth and Rosenberg	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/29/2026	17.6	17.6	17.5	0.01%
^Empowerschool LLC and Empower Autism Academy, LLC	Social Assistance	Term Loan	Prime plus 2.75%	4/29/2041	144.7	144.7	165.9	0.06%
^May-Craft Fiberglass Products Inc	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	4/29/2041	235.7	235.7	270.3	0.09%
^Alpha Omega Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	4/29/2041	167.3	167.3	191.8	0.07%
^Euro Car Miami LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	4/29/2026	48.8	48.8	51.4	0.02%
^Hard Exercise Works Winter Park LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/29/2026	31.9	31.9	31.7	0.01%
^Loriet LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	4/29/2026	5.9	5.9	5.8	—%
^Shepherd Appraisal Services LLC dba Property Damage Appraisers of Oklahoma	Real Estate	Term Loan	Prime plus 2.75%	4/28/2026	7.0	7.0	7.0	—%
^Pecos Inn LLC dba Econo Lodge	Accommodation	Term Loan	Prime plus 2.75%	4/28/2041	642.9	642.9	733.4	0.25%
^Costume World Inc	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	4/28/2041	1,192.1	1,192.1	1,367.0	0.47%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Inner Beauty Salon and Suite LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/28/2041	61.9	61.9	70.9	0.02%
^Accent Comfort Services, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/26/2026	70.4	70.4	70.1	0.02%
^Homecare Casa Rhoda 123 Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2%	4/26/2041	640.3	640.3	693.4	0.24%
^McIntosh Trail Management Services Organization Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/22/2041	405.3	405.3	464.8	0.16%
^Automotive Core Recycling, LLC and 828 Old Colony Road, LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	4/22/2041	238.1	238.1	265.9	0.09%
^AAA Mill Direct, Inc. dba Carpet Mill Outlets	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	4/21/2026	6.2	6.2	6.5	—%
^Jande Graphics LLC dba FastSigns #103201	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/21/2026	43.8	43.8	43.6	0.01%
^Miguel Fernando Borda, P.A. dba BGR Dental	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/15/2026	17.6	17.6	17.7	0.01%
^Sushiya Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/12/2026	68.5	68.5	69.3	0.02%
^Sierra Foothill Cremation & Funeral Service, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/7/2026	41.4	41.4	41.2	0.01%
^Waterfalls Quick Lube LLC and Veracruz Shabo LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/6/2041	264.3	264.3	300.5	0.10%
^KNS Early Learning Academy LLC	Social Assistance	Term Loan	Prime plus 2.75%	4/6/2041	48.6	48.6	54.9	0.02%
^Christian Soderquist dba Soderquist Plumbing and Heating LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/31/2041	53.9	53.9	61.8	0.02%
^Cameo Carter, MD A Professional Corporation dba The Garden Pediatric Group	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/31/2026	58.1	58.1	57.8	0.02%
^Men of Steel Enterprises LLC and Vogelbacher Properties LLC	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/31/2041	374.1	374.1	415.3	0.14%
^Dana A. Farley dba Independent Cabinets	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	3/31/2041	64.2	64.2	73.5	0.03%
^Vehicle Safety Supply LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/31/2026	17.4	17.4	17.3	0.01%
^Gill Express Inc and Blue Speed LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/31/2041	492.5	492.5	556.8	0.19%
^NOSO Development, LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	3/30/2026	145.3	145.3	144.4	0.05%
^Wyldewood Cellars, Inc.	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	3/30/2041	960.1	960.1	1,072.3	0.37%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^MTS Car Service LLC	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	3/30/2026	8.1	8.1	8.1	—%
^Gordon Rogers and Heidi Rogers dba Stone House Motor Inn	Accommodation	Term Loan	Prime plus 2.75%	3/30/2026	17.7	17.7	18.5	0.01%
^Tom Sawyer Country Restaurant LLC and AM 3208 LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/30/2041	246.2	246.2	280.9	0.10%
^Beale Street Blues Company-West Palm Beach, LLC dba Lafayette’s-West Palm	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	3/30/2026	72.7	72.7	73.0	0.02%
^Barrocas Gym LLC dba Snap Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/29/2026	15.1	15.1	15.5	0.01%
^Vinmar Inc. dba Locanda Portofino	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/29/2026	63.0	63.0	62.6	0.02%
^Lust for Life Footwear, LLC	Leather and Allied Product Manufacturing	Term Loan	Prime plus 2.75%	3/29/2026	293.2	293.2	291.3	0.10%
^Marathon Engineering Corporation	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	3/28/2041	42.8	42.8	48.7	0.02%
^PHCDC1 LLC dba Quarter + Glory and Public House Collective, Corp.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/28/2026	38.8	38.8	39.4	0.01%
^RCB Enterprises, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/25/2026	43.6	43.6	43.3	0.01%
^Revolution Physical Therapy LLC dba Apex Network Physical Therapy	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/25/2026	17.7	17.7	17.7	0.01%
^Excel RP Inc	Machinery Manufacturing	Term Loan	Prime plus 2.75%	3/25/2026	96.9	96.9	98.6	0.03%
^Flooring Liquidators Inc and Premier Flooring Yonkers Inc and Flooring	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/24/2026	39.7	39.7	41.6	0.01%
^International Construction Inc	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	3/24/2041	47.2	47.2	53.2	0.02%
^ActKnowledge, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/24/2026	96.9	96.9	101.8	0.03%
^Magnation Corporation and Misha Family Trust	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/22/2041	96.5	96.5	110.5	0.04%
^growth.period LLC and Potomac Recruiting LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/21/2026	13.0	13.0	13.0	—%
^Precious Care LLC and Precious Care Management LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/21/2026	438.0	438.0	436.3	0.15%
^Media Capital Partners, Inc	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	3/21/2026	17.4	17.4	17.3	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Kekoa Enterprises Inc dba Signarama Sandy	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/18/2026	38.4	38.4	38.1	0.01%
^Taylors Zinn Enterprises Inc dba Eons Auto Care Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/18/2041	76.8	76.8	87.7	0.03%
^ERT Group Inc and Curt's Tools Inspection Inc	Support Activities for Mining	Term Loan	Prime plus 2.75%	3/18/2041	1,195.2	1,195.2	1,349.3	0.46%
^Brian T Rice dba BD Logging	Forestry and Logging	Term Loan	Prime plus 2.75%	3/17/2026	1.4	1.4	1.5	—%
^Evergreen Pallet LLC and Evergreen Recycle LLC	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	3/16/2026	912.8	912.8	924.8	0.32%
^LAN Doctors Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/16/2026	44.3	44.3	46.5	0.02%
^K Soles Corp dba Max Collections	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/16/2026	17.4	17.4	17.3	0.01%
^R & D Enterprises Inc dba My Pool Man	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/15/2026	38.8	38.8	38.5	0.01%
^HEWZ, LLC dba Hard Exercise Works	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/14/2026	17.4	17.4	17.3	0.01%
^Mustafa Inc and Raouf Properties LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/14/2041	71.4	71.4	81.5	0.03%
^Country Paint and Hardware Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/11/2026	67.7	67.7	67.9	0.02%
^Accuair Control Systems LLC dba Accuair Suspension	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	3/11/2026	116.3	116.3	116.5	0.04%
^Dupre Capital LLC dba Fastsigns	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	3/11/2026	45.3	45.3	45.0	0.02%
^Magill Truck Line LLC and Jeff J. Ralls	Truck Transportation	Term Loan	Prime plus 2.75%	3/11/2029	193.4	193.4	200.0	0.07%
^ABCs & 123s Infant and Child Care Center LP	Social Assistance	Term Loan	Prime plus 2.75%	3/11/2026	8.7	8.7	8.7	—%
^State Painting & Decorating Co., Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/10/2026	80.4	80.4	79.9	0.03%
^Step Up Academy of the Arts LLC	Educational Services	Term Loan	Prime plus 2.75%	3/9/2026	6.2	6.2	6.2	—%
^Faith Summit Supply Inc dba Summit Supply and Summit True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/9/2026	17.4	17.4	17.8	0.01%
^Swerve Salon LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/8/2026	61.2	61.2	60.8	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^J & W Hardwood Flooring Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/7/2026	5.8	5.8	5.8	—%
^Labmates LLC and POV Holdings LLC	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/4/2041	103.9	103.9	119.0	0.04%
^Hueston and Company CPA LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/4/2026	6.3	6.3	6.3	—%
^Almost Home Daycare LLC	Social Assistance	Term Loan	Prime plus 2.75%	3/3/2026	41.9	41.9	43.8	0.01%
^Miles of Smiles Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/2/2026	73.8	73.8	74.0	0.03%
^Drug Detection Laboratories, Inc. and Minh Tran	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/28/2026	15.2	15.2	15.2	0.01%
^Powerpits CS1, LLC dba Pita Pit	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2026	14.4	14.4	14.6	—%
^Doxa Deo Inc dba Luv 2 Play	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2026	84.4	84.4	84.9	0.03%
^The River Beas, LLC dba Subway and Punam Singh	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2041	129.1	129.1	147.5	0.05%
^Living Essentials HVAC Corp	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/28/2026	11.5	11.5	11.5	—%
^Consulting Solutions, Inc. and Mark Luciani	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/28/2026	8.6	8.6	9.0	—%
^Aaradhya LLC dba Market Square Laundry	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/23/2026	61.4	61.4	61.0	0.02%
^Blackstones Hairdressing LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/23/2026	40.2	40.2	40.1	0.01%
^R & K Contracting Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/18/2026	12.0	12.0	12.6	—%
^B for Blonde, LLC dba Blo Blow Dry Bar	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/12/2026	48.2	48.2	47.9	0.02%
^Gilmore Heights Dental Holdings, LTD and Chas Rob LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/12/2029	261.2	261.2	272.0	0.09%
^Jersey Shore Marina & Boat Sales, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/12/2041	594.2	594.2	680.6	0.23%
^Ei3 Corporation	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/12/2026	251.0	251.0	263.7	0.09%
^Base USA, Inc.	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	2/2/2026	38.4	38.4	40.4	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Zouk Ltd dba Palma	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/29/2026	17.1	17.1	18.0	0.01%
^Tammy Lavertue	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	1/28/2026	8.5	8.5	8.9	—%
^Wildflour Bakery & Cafe LLC	Social Assistance	Term Loan	Prime plus 2.75%	1/28/2026	47.5	47.5	49.9	0.02%
^SuzyQue's LLC dba SuzyQue's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/28/2026	17.1	17.1	17.9	0.01%
^Gendron Funeral and Cremation Services, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/11/2041	105.1	105.1	120.4	0.04%
^Dolarian Realty LLC and OV's Restaurant Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/5/2041	64.3	64.3	73.6	0.03%
^MCF Forte LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/29/2025	14.1	14.1	14.1	—%
^Lemonberry Food Stores Inc dba Lemonberry Frozen Yogurt	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/29/2025	84.7	84.7	85.3	0.03%
^Panditos LLC dba White Lotus Home	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/28/2025	12.0	12.0	11.9	—%
^Ridge Road Equestrian LLC dba Ricochet Ridge Ranch Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/23/2040	96.9	96.9	109.8	0.04%
^800 on the Trax LLC and Matrix Z LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	12/23/2040	228.7	228.7	258.7	0.09%
^Joyce Outdoor Advertising Chicago LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/22/2040	285.3	285.3	322.1	0.11%
^Premier Athletic Center of Ohio Inc. and Gates Investments and Wade Gates	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/22/2028	732.7	732.7	784.3	0.27%
^Hattingh Incorporated dba Prosthetic Care Facility	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2025	13.6	13.6	13.7	—%
^Jay Kevin Gremillion dba Dino Smiles Children's Cosmetic Dentistry	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/18/2025	56.4	56.4	56.6	0.02%
^Trip Consultants U.S.A. Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/18/2025	131.8	131.8	130.7	0.04%
^Abbondanza Market LLC dba Hampton Falls Village Market	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/18/2025	44.9	44.9	45.2	0.02%
^Labmates LLC	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/18/2040	153.6	153.6	175.7	0.06%
^Accent Tag and Label Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	12/18/2040	626.7	626.7	709.8	0.24%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Learning Skills LLC and Christopher Shrope	Educational Services	Term Loan	Prime plus 2.75%	12/17/2025	8.1	8.1	8.1	—%
^Mustafa Inc dba Adiba Grocery	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/17/2025	80.1	80.1	84.0	0.03%
^Moments to Remember USA LLC dba Retain Loyalty	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/16/2025	56.5	56.5	58.3	0.02%
^New York Home Health Care Equipment, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/16/2025	758.9	758.9	792.9	0.27%
^JAG Unit 1, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2025	188.3	188.3	186.7	0.06%
^Swalm Street LLC and New York Home Health Care Equipment LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/16/2040	363.0	363.0	413.5	0.14%
^Abitino's JFK LLC dba Abitino's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2022	77.3	77.3	76.8	0.03%
^Evans & Paul LLC and E&P Holdings I LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2025	102.5	102.5	102.9	0.04%
^DC Enterprises Ltd. dba Lakeview True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/14/2025	16.9	16.9	17.6	0.01%
^Basista Family Limited Partnership and UPE, Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/14/2040	323.7	323.7	366.1	0.13%
^AGR Foodmart Inc dba Nashua Road Mobil	Gasoline Stations	Term Loan	Prime plus 2.75%	12/11/2025	16.9	16.9	17.6	0.01%
^Alexandra Afentoulides dba Vi's Pizza Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/11/2040	28.0	28.0	32.0	0.01%
^Cares, Inc dba Dumpling Grounds Day Care Center	Social Assistance	Term Loan	Prime plus 2.75%	12/10/2025	5.6	5.6	5.9	—%
^Custom Exteriors, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/9/2025	75.3	75.3	75.8	0.03%
^Sushiya, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/8/2025	81.9	81.9	82.5	0.03%
^My Jewels, LLC dba The UPS Store #6712	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/7/2025	26.7	26.7	26.4	0.01%
^LC Blvd Holdings LLC and Mt Pleasant Wash & Wax LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/4/2040	475.7	475.7	540.5	0.19%
^Tariq, LLC dba 76 Food Mart	Gasoline Stations	Term Loan	Prime plus 2.75%	12/2/2040	354.4	354.4	402.9	0.14%
^Delta Aggregate, LLC	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	11/30/2025	83.0	83.0	87.0	0.03%
^Japp Business Inc dba Pick and Eat and Japp Drink Corp.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/30/2025	93.2	93.2	94.4	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Smokeyard Inc dba Smokeyard BBQ and Chop Shop	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/30/2025	93.8	93.8	93.8	0.03%
^State Painting and Decorating Co Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/25/2025	53.9	53.9	53.5	0.02%
^DWeb Studio, Inc.	Educational Services	Term Loan	Prime plus 2.75%	11/25/2025	8.4	8.4	8.3	—%
^Sambella Holdings, LLC and Strike Zone Entertainment Center LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/23/2040	738.3	738.3	842.5	0.29%
^Play and Learn Child Care and School Inc	Social Assistance	Term Loan	Prime plus 2.75%	11/23/2025	8.3	8.3	8.7	—%
^Ronny Ramirez RX Corp dba Naturxheal Family Pharmacy	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	11/20/2025	67.3	67.3	67.3	0.02%
^CNYP 717 Irondequoit LLC and CNYP 2002 Ontario LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/20/2040	232.4	232.4	258.1	0.09%
S.B.B. Enterprises Inc dba Williamston Hardware	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/19/2040	102.4	102.4	113.8	0.04%
Key Pix Productions Inc. dba Air Bud Entertainment	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	11/18/2040	594.7	594.7	680.4	0.23%
E.S.F.P. LLC dba Volusia Van and Storage	Truck Transportation	Term Loan	Prime plus 2.75%	11/11/2025	66.4	66.4	66.5	0.02%
Green Life Lawnscapes LLC dba Green Life Lawn Care	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/6/2025	102.7	102.7	107.4	0.04%
JumboMarkets Inc dba Rines Jumbomarkets	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/4/2025	228.4	228.4	239.4	0.08%
Bisson Transportation Inc dba I & R Associates and Document Secutiry	Truck Transportation	Term Loan	Prime plus 2.75%	10/30/2025	16.6	16.6	17.2	0.01%
^Top Cat Ready Mix, LLC, Ples Investments LLC, and Pappy's Sand and Gravel	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/28/2025	523.5	523.5	527.2	0.18%
Financial Network Recovery Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/26/2025	29.6	29.6	29.3	0.01%
ADMO Inc dba Mid States Equipment	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	10/8/2025	16.6	16.6	16.6	0.01%
R.H. Hummer Jr., Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	9/30/2025	288.5	288.5	303.3	0.10%
Binky's Vapes LLC	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/30/2025	16.4	16.4	16.9	0.01%
Barub Realty LLC and Barub LLC dba Woodlawn Cabinets	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	9/30/2040	134.3	134.3	155.7	0.05%
Recycling Consultants, Inc. and Prairie State Salvage and Recycling Inc	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/30/2027	478.0	478.0	505.6	0.17%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^SCJEN Management Inc dba Bowl of Heaven	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2025	52.6	52.6	54.1	0.02%
Accent Homes Services LLC dba Benjamin Franklin Plumbing of Kansas City	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/30/2028	54.2	54.2	58.2	0.02%
Greensward of Marco Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/28/2040	82.2	82.2	94.8	0.03%
RIM Investments LLC and RIM Architects LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/28/2040	375.0	375.0	431.9	0.15%
The Grasso Companies LLC and Grasso Pavement Maintenance LLC Veranda L	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/28/2025	374.5	374.5	395.0	0.14%
Daniel W. Stark dba Mountain Valley Lodge and RV Park	Accommodation	Term Loan	Prime plus 2.75%	9/25/2040	12.7	12.7	14.7	0.01%
Prestigious LifeCare for Seniors LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/25/2025	7.2	7.2	7.5	—%
Sandlot Ventures LLC and Sandbox Ventures LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/25/2040	416.9	416.9	479.1	0.16%
Yachting Solutions LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/25/2040	904.7	904.7	1,039.2	0.36%
St Lawrence Hotel Corp and Oheka Catering Inc dba Quality Inn	Accommodation	Term Loan	Prime plus 2.75%	9/24/2040	587.4	587.4	677.8	0.23%
Rutledge Enterprises Inc dba BLC Property Management	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/23/2040	58.3	58.3	67.2	0.02%
J3K LLC dba Ronan True Value Hardware	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/23/2025	111.4	111.4	114.6	0.04%
Finish Strong Inc dba FASTSIGNS St Peters	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	9/23/2025	36.5	36.5	37.6	0.01%
Nova Solutions Inc	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	9/22/2040	300.8	300.8	347.1	0.12%
Pine Belt Wood Products LLC	Forestry and Logging	Term Loan	Prime plus 2.75%	9/22/2040	153.9	153.9	175.6	0.06%
IIoka Inc dba New Cloud Networks	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/21/2025	488.3	488.3	502.2	0.17%
Sound Manufacturing Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/21/2025	36.4	36.4	37.8	0.01%
Vanderhoof LLC dba Soxfords	Apparel Manufacturing	Term Loan	Prime plus 2.75%	9/18/2025	11.6	11.6	11.9	—%
MiJoy Inc dba Imo's Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/18/2025	6.0	6.0	6.2	—%
Naeem Khan LTD	Apparel Manufacturing	Term Loan	Prime plus 2.75%	9/17/2025	91.3	91.3	94.0	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
FirstVitals Health and Wellness Inc	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/15/2025	110.0	110.0	113.2	0.04%
Almost Home Daycare LLC	Social Assistance	Term Loan	Prime plus 2.75%	9/11/2025	8.0	8.0	8.4	—%
Gardner's Wharf Holdings LLC and Gardner's Wharf Seafood Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	9/8/2040	132.0	132.0	153.0	0.05%
Empower Autism Academy	Social Assistance	Term Loan	Prime plus 2.75%	9/4/2040	643.8	643.8	746.3	0.26%
Higher Grounds Community Coffeehouse, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/2/2025	6.0	6.0	6.2	—%
The Camera House Inc	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	8/31/2025	902.7	902.7	942.4	0.32%
LAN Doctors Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/28/2025	61.1	61.1	63.7	0.02%
Elite Institute LLC dba Huntington Learning Center	Educational Services	Term Loan	Prime plus 2.75%	8/28/2025	11.0	11.0	11.3	—%
^J and K Fitness L.L.C. dba Physiques Womens Fitness Center	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2041	90.1	90.1	104.4	0.04%
God Be Glorified Inc dba GBG Inc	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	8/20/2025	38.3	38.3	39.4	0.01%
3000 CSI Property LLC and Consulting Solutions Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/20/2040	129.2	129.2	149.6	0.05%
GDP Gourmet LLC dba Joe and John's Pizza Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/19/2040	136.5	136.5	157.4	0.05%
Gold Jet Corp.	Couriers and Messengers	Term Loan	Prime plus 2.75%	8/14/2025	51.9	51.9	54.1	0.02%
SKJ Inc dba Subway	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/13/2025	61.1	61.1	63.0	0.02%
LP Industries Inc dba Childforms	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	7/29/2025	89.4	89.4	93.7	0.03%
Pauley Tree and Lawn Care Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/28/2025	46.9	46.9	48.7	0.02%
Beale Street Blues Company-West Palm Beach LLC dba Lafayette's-West Palm	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	7/24/2025	47.4	47.4	49.1	0.02%
Smart Artists Inc.	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	7/23/2025	16.1	16.1	16.6	0.01%
Free Ion Advisors LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/21/2025	46.0	46.0	47.3	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Murrayville Donuts, Inc dba Dunkin' Donuts	Food and Beverage Stores	Term Loan	Prime plus 2.75%	7/15/2040	330.7	330.7	380.0	0.13%
Union 2 LLC dba The Standard	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/10/2025	73.2	73.2	76.4	0.03%
Jonathan E Nichols and Nichols Fire and Security LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/30/2025	53.1	53.1	55.7	0.02%
BJ's Tavern LLC and BJ's Cabana Bar Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2040	198.6	198.6	228.9	0.08%
Thrifty Market, Inc. dba Thrifty Foods	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/30/2030	225.1	225.1	241.5	0.08%
Anglin Cultured Stone Products LLC dba Anglin Construction	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/30/2025	199.4	199.4	206.5	0.07%
Danny V, LLC dba Hugo's Taproom	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2040	33.5	33.5	38.4	0.01%
Advanced Skincare Medcenter Inc dba Advanced Skincare Surgery	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/29/2025	238.9	238.9	246.0	0.08%
Myclean Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/29/2025	11.3	11.3	11.6	—%
Summit Beverage Group LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	8/29/2030	245.6	245.6	264.8	0.09%
E & G Enterprises LLC dba Comfort Keepers	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/26/2025	15.9	15.9	16.4	0.01%
Jihan Inc dba ARCO AM/PM and Diana Inc dba Diana's Recycling	Gasoline Stations	Term Loan	Prime plus 2.75%	6/26/2040	355.1	355.1	408.8	0.14%
TJU-DGT Inc dba The Lorenz Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/26/2029	16.9	16.9	18.3	0.01%
SofRep, Inc dba Force 12 Media	Other Information Services	Term Loan	Prime plus 2.75%	6/26/2025	46.9	46.9	48.1	0.02%
CEM Autobody LLC dba Dawn's Autobody	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/26/2040	126.9	126.9	145.8	0.05%
Wolf Enviro Interests, LLC and Enviromax Services Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/25/2040	230.8	230.8	263.6	0.09%
Ohs Auto Body, Inc. dba Ohs Body Shop	Repair and Maintenance	Term Loan	7.78%	6/25/2040	1,140.3	1,140.3	1,065.5	0.36%
Evinger PA One, Inc. dba Postal Annex, Falcon	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/24/2025	15.9	15.9	16.5	0.01%
RJI Services, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/23/2025	15.7	15.7	16.2	0.01%
Real Help LLC dba Real Help Decorative Concrete	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/22/2025	37.6	37.6	39.6	0.01%
PM Cassidy Enterprises, Inc. dba Junk King	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/19/2025	10.5	10.5	10.8	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
KRN Logistics, LLC and Newsome Trucking, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	6/19/2025	379.9	379.9	395.6	0.14%
Inverted Healthcare Staffing of Florida LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/18/2025	33.0	33.0	33.9	0.01%
Flooring Liquidators Inc and Flooring Liquidators of Mt Kisco LLC	Specialty Trade Contractors	Term Loan	6.75%	6/17/2025	316.5	316.5	309.0	0.11%
AM PM Properties, LLC and AM PM Willington, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/17/2040	81.1	81.1	93.8	0.03%
Bizzare Foods Inc dba Trooper Foods	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/12/2025	35.5	35.5	36.5	0.01%
Mirage Plastering Inc and Mpire LLC and Mpire II LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/12/2040	129.7	129.7	147.4	0.05%
Anturio Marketing Inc dba Logic Consulting	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/12/2040	271.2	271.2	314.0	0.11%
Eldredge Tavern LLC dba Gonyea's Tavern	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/8/2040	52.6	52.6	60.9	0.02%
ViAr Visual Communications, Inc. dba Fastsigns 281701	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/5/2025	43.9	43.9	45.2	0.02%
Chitalian Fratelli LLC dba Francesca Brick Oven Pizza and Pasta	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/5/2025	11.1	11.1	11.4	—%
Nicor LLC dba Fibrenew Sacramento	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/5/2022	7.4	7.4	7.4	—%
Video Vault & Tanning LLC and Mosaic Salon LLC	Rental and Leasing Services	Term Loan	Prime plus 2.75%	6/4/2040	85.2	85.2	98.6	0.03%
Medworxs LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/3/2025	88.5	88.5	91.0	0.03%
XCESSIVE THROTTLE, INC dba Jake's Roadhouse	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2025	5.8	5.8	5.9	—%
Villela CPA PL	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/27/2025	6.3	6.3	6.5	—%
Douglas Posey and Sally Watkinson dba Audrey's Farmhouse	Accommodation	Term Loan	Prime plus 2.75%	5/20/2040	162.7	162.7	187.8	0.06%
15 McArdle LLC and No Other Impressions Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/15/2040	172.2	172.2	198.3	0.07%
Guard Dogs MFS LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/8/2025	45.0	45.0	46.3	0.02%
George S Cochran DDS Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/7/2025	93.8	93.8	96.3	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
South Park Properties LLC and Midlothian Hardware LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/6/2040	44.6	44.6	51.7	0.02%
^Matthew Taylor and Landon Farm LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/4/2040	93.9	93.9	106.8	0.04%
Cares Inc dba Dumpling Grounds Day Care Center	Social Assistance	Term Loan	Prime plus 2.75%	5/1/2040	75.6	75.6	87.5	0.03%
Orchid Enterprises Inc dba Assisting Hands of Sussex County	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/24/2025	10.4	10.4	10.7	—%
Ragazza Restaurant Group, Inc. dba Bambolina	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/21/2025	12.5	12.5	12.9	—%
Diamond Solutions LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	4/21/2025	14.0	14.0	14.4	—%
Giacchino Maritime Consultants Inc	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/17/2025	15.6	15.6	16.0	0.01%
Sound Coaching Inc	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	4/14/2025	30.8	30.8	31.6	0.01%
Faramarz Nikourazm dba Car Clinic Center	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/3/2040	68.5	68.5	78.8	0.03%
HAVANA CENTRAL NJ1, LLC dba Havana Central	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/31/2025	198.9	198.9	208.9	0.07%
Advance Case Parts RE Holdings LLC and Advance Case Parts Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/31/2040	707.0	707.0	807.8	0.28%
Mid-South Lumber Co. of Northwest Florida, Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/31/2040	398.4	398.4	454.8	0.16%
Delta Aggregate LLC	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	3/30/2025	71.3	71.3	74.9	0.03%
Copper Beech Financial Group LLC	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	3/30/2025	85.6	85.6	89.0	0.03%
Sunset Marine Resort LLC and GoXpeditions LLC and Lavon Gomes and Trac	Accommodation	Term Loan	Prime plus 2.75%	3/27/2040	280.4	280.4	324.2	0.11%
Shorr Enterprises Inc dba New Design Furniture Manufacturers	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	3/27/2025	73.0	73.0	76.1	0.03%
Shellhorn and Hill Inc dba Total Fleet Service	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/27/2040	962.8	962.8	1,099.2	0.38%
Foresite Realty Partners LLC and Foresite Real Estate Holdings LLC	Real Estate	Term Loan	Prime plus 2.75%	3/27/2025	847.7	847.7	868.5	0.30%
Joyce Outdoor Advertising NJ LLC and Joyce Outdoor Advertising LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/26/2040	50.2	50.2	58.0	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Zero-In Media Inc	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	3/25/2025	15.4	15.4	15.8	0.01%
Loriet LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/24/2025	8.2	8.2	8.4	—%
Shelton Incorporated dba Mrs. Winners	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/20/2040	104.5	104.5	120.9	0.04%
Jaymie Hazard dba Indigo Hair Studio and Day Spa	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/20/2040	40.1	40.1	46.0	0.02%
R & R Security and Investigations Inc dba Pardners Lake Buchanan	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/19/2040	79.3	79.3	91.7	0.03%
MMS Realty, LLC and Molecular MS Diagnostics LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/18/2040	149.3	149.3	171.3	0.06%
Royal Crest Motors LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/16/2040	84.8	84.8	97.5	0.03%
BND Sebastian Limited Liability Company and Sebastian Fitness LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/16/2040	160.3	160.3	184.8	0.06%
Douglas Printy Motorsports, Inc. dba Blackburn Trike	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/9/2040	155.9	155.9	179.3	0.06%
Luigi's on Main LLC and Luigi's Main Street Pizza Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/4/2025	7.7	7.7	8.1	—%
Baystate Firearms and Training, LLC	Educational Services	Term Loan	Prime plus 2.75%	2/27/2025	40.9	40.9	41.9	0.01%
Pace Motor Lines, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	2/26/2025	44.5	44.5	46.8	0.02%
Kingseal LLC dba Desoto Health and Rehab Center	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	2/26/2040	1,184.9	1,184.9	1,370.1	0.47%
Nelson Financial Services LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/24/2025	8.4	8.4	8.6	—%
Kiddie Steps 4 You Inc.	Social Assistance	Term Loan	Prime plus 2.75%	2/19/2040	57.4	57.4	65.8	0.02%
Triangle Trash LLC dba Bin There Dump That	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	2/18/2025	50.3	50.3	52.2	0.02%
^Silva Realty Holdings, LLC and MF-Silva Enterprises, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/11/2040	159.1	159.1	182.5	0.06%
740 Barry Street Realty LLC and Wild Edibles Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	2/10/2040	458.2	458.2	529.8	0.18%
Dean 1021 LLC dba Pure Pita	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/29/2025	58.6	58.6	60.4	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Limameno LLC dba Sal's Italian Ristorante	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/23/2025	55.7	55.7	57.4	0.02%
Palmabak Inc dba Mami Nora's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/22/2025	7.6	7.6	8.0	—%
Jung Design Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/20/2022	4.0	4.0	4.0	—%
^Grand Blanc Lanes, Inc. and H, H and H, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/31/2039	123.0	123.0	141.9	0.05%
^Evans and Paul LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/30/2024	162.4	162.4	170.1	0.06%
First Prevention and Dialysis Center, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/30/2024	200.8	200.8	209.7	0.07%
^Bowlerama Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/24/2039	1,112.3	1,112.3	1,284.5	0.44%
^The Lodin Group LLC and Lodin Health Imaging Inc dba Highlands Breast	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/23/2039	489.8	489.8	558.7	0.19%
^Thermoplastic Services Inc and Paragon Plastic Sheet, Inc	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	12/23/2039	461.8	461.8	533.3	0.18%
^Beale Street Blues Company-West Palm Beach, LLC dba Lafayette Music Hall	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/22/2024	123.9	123.9	128.0	0.04%
^B.S. Ventures LLC dba Dink's Market	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/19/2039	49.6	49.6	57.3	0.02%
^MM and M Management Inc dba Pizza Artista	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/19/2025	31.8	31.8	32.8	0.01%
^Will Zac Management LLC dba Papa John's	Food Services and Drinking Places	Term Loan	6.25%	12/19/2024	106.3	106.3	104.0	0.04%
The Jewelers Inc. dba The Jewelers of Las Vegas	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	12/19/2024	823.6	823.6	843.8	0.29%
^B & W Towing, LLC and Boychucks Fuel LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/17/2039	152.1	152.1	174.1	0.06%
^Kemmer LLC and Apples Tree Top Liquors LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/4/2039	130.0	130.0	148.5	0.05%
^DeRidder Chiropractic LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/25/2024	8.6	8.6	9.0	—%
^Teamnewman Enterprises LLC dba Newmans at 988 and John H. Newman	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/25/2039	109.9	109.9	126.5	0.04%
^Modern Manhattan LLC	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	11/25/2024	143.7	143.7	147.3	0.05%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Legacy Estate Planning Inc dba American Casket Enterprises	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/21/2024	27.4	27.4	28.0	0.01%
^J&D Resources, LLC dba Aqua Science	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/21/2024	494.8	494.8	508.0	0.17%
DC Real LLC and DC Enterprises LTD dba Lakeview True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/20/2039	110.6	110.6	127.3	0.04%
^Joey O's LLC and Jennifer Olszewski	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/7/2024	0.6	0.6	0.6	—%
^Heartland American Properties LLC and Skaggs RV Outlet LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/31/2039	440.7	440.7	507.2	0.17%
^Seelan Inc dba Candleridge Market	Gasoline Stations	Term Loan	Prime plus 2.75%	10/27/2039	83.3	83.3	95.4	0.03%
^Navdeep B Martins and Busy Bubbles LLC dba Wishy Washy	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/24/2039	82.0	82.0	93.7	0.03%
^One Hour Jewelry Repair Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/14/2024	13.3	13.3	13.6	—%
^Return to Excellence, Inc. dba The Waynesville Inn Golf & Spa	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/10/2039	1,173.5	1,173.5	1,355.1	0.46%
^DNT Storage and Properties LLC	Real Estate	Term Loan	Prime plus 2.75%	10/10/2039	93.6	93.6	107.9	0.04%
^Sound Manufacturing Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/10/2024	120.5	120.5	124.3	0.04%
^Doctors Express Management of Central Texas LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/8/2024	31.3	31.3	32.8	0.01%
^Smith Spinal Care Center P.C. and James C. Smith	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/8/2039	55.3	55.3	63.6	0.02%
^Michael Rey Jr. and Lynn J. Williams and GIG Petcare dba Hickory	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/3/2039	113.1	113.1	130.3	0.04%
^Sumad LLC dba BrightStar Care of Encinitas	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/2/2024	34.3	34.3	35.9	0.01%
^Roccos LLC and Sullo Pantalone Inc dba Rocco's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2039	234.8	234.8	272.7	0.09%
^Gordon E Rogers dba Stonehouse Motor Inn	Accommodation	Term Loan	Prime plus 2.75%	9/26/2039	52.8	52.8	61.5	0.02%
^North Columbia LLC and Loop Liquor and Convenience Store LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/24/2039	146.2	146.2	170.2	0.06%
^6 Price Avenue, LLC and Pauley Tree & Lawn Care, Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/24/2039	432.6	432.6	501.0	0.17%
^Andrene's LLC dba Andrene's Caribbean Soul Food Carry Out	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/23/2024	18.4	18.4	19.1	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Ryan Crick and Pamela J. Crick and Crick Enterprises Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2039	133.6	133.6	155.7	0.05%
^Modern Leather Goods Repair Shop Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2024	36.4	36.4	37.8	0.01%
^Animal Intrusion Prevention Systems Holding Company, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/15/2024	177.0	177.0	185.0	0.06%
Tavern Properties LLC and Wildwood Tavern LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/15/2039	393.7	393.7	458.2	0.16%
^Indy East Smiles Youth Dentistry LLC dba Prime Smile East	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/11/2024	401.5	401.5	417.5	0.14%
^B&P Diners LLC dba Engine House Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/10/2024	51.0	51.0	53.0	0.02%
^Delta Aggregate LLC	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	8/28/2039	859.0	859.0	1,001.4	0.34%
^Orange County Cleaning Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/27/2024	8.8	8.8	9.2	—%
^Lamjam LLC, Goldsmith Lambros Inc	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	8/27/2024	85.2	85.2	89.6	0.03%
^Qycell Corporation	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	8/26/2024	75.7	75.7	79.3	0.03%
^Atlas Auto Body Inc dba Atlas Auto Sales	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/22/2039	47.2	47.2	54.9	0.02%
^Katie Senior Care LLC dba Home Instead Senior Care	Social Assistance	Term Loan	Prime plus 2.75%	8/15/2024	68.8	68.8	71.5	0.02%
Alpha Preparatory Academy LLC	Social Assistance	Term Loan	Prime plus 2.75%	8/15/2039	133.6	133.6	155.7	0.05%
^Hamer Road Auto Salvage, LLC and Scott T. Cook and Nikki J. Cook	Motor Vehicle and Parts Dealers	Term Loan	6%	8/8/2039	131.7	131.7	124.3	0.04%
^Almost Home Property LLC and Almost Home Daycare LLC	Social Assistance	Term Loan	Prime plus 2.75%	8/7/2039	677.8	677.8	789.5	0.27%
^AGV Enterprises LLC dba Jet's Pizza #42	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2024	33.2	33.2	34.6	0.01%
iFood, Inc. dba Steak N Shake	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2024	244.6	244.6	256.0	0.09%
^575 Columbus Avenue Holding Company, LLC and LA-ZE LLC dba EST EST EST	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/30/2039	19.2	19.2	22.4	0.01%
^Honeyspot Investors LLP and Pace Motor Lines Inc	Truck Transportation	Term Loan	Prime plus 2.75%	7/24/2039	137.1	137.1	159.8	0.05%
Miss Cranston Diner II, LLC and Miss Cranston II Realty LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/17/2039	93.4	93.4	108.7	0.04%
^AMG Holding, LLC and Stetson Automotive, Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/30/2039	190.1	190.1	221.4	0.08%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Honeyspot Investors LLP and Pace Motor Lines Inc	Truck Transportation	Term Loan	Prime plus 2.75%	6/30/2039	799.4	799.4	930.6	0.32%
^iFood, Inc. dba Steak N Shake	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2039	576.2	576.2	666.8	0.23%
^Lisle Lincoln II Limited Partnership dba Lisle Lanes LP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/30/2024	61.0	61.0	64.0	0.02%
^JPM Investments LLC and Carolina Family Foot Care P.A.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/26/2039	128.9	128.9	149.8	0.05%
^Zinger Hardware and General Merchant Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	7.25%	6/26/2024	43.3	43.3	42.5	0.01%
^Nikobella Properties LLC and JPO Inc dba Village Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/25/2039	444.1	444.1	516.1	0.18%
^Big Sky Plaza LLC and Strickland, Incorporated dba Livingston True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/20/2039	213.0	213.0	247.4	0.08%
^Nirvi Enterprises LLC dba Howard Johnson / Knights Inn	Accommodation	Term Loan	Prime plus 2.75%	6/17/2039	839.7	839.7	977.5	0.33%
^Sico & Walsh Insurance Agency Inc and The AMS Trust	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	6/6/2039	85.4	85.4	99.5	0.03%
^Sujata Inc dba Stop N Save Food Mart and Dhruvesh Patel	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/3/2024	13.8	13.8	14.4	—%
^Long Island Barber Institute Inc	Educational Services	Term Loan	Prime plus 2.75%	6/2/2039	50.6	50.6	58.8	0.02%
^CJR LLC and PowerWash Plus, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/30/2024	31.9	31.9	33.4	0.01%
^Pocono Coated Products, LLC	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/30/2024	13.6	13.6	14.3	—%
^Wilton Dental Care P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/29/2024	78.8	78.8	81.8	0.03%
^EGM Food Services Inc dba Gold Star Chili	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2024	12.3	12.3	12.8	—%
^Jonesboro Health Food Center LLC	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	5/27/2024	38.4	38.4	39.8	0.01%
^Hae M. and Jin S. Park dba Buford Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/15/2039	150.9	150.9	175.0	0.06%
^The River Beas LLC and Punam Singh	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/8/2039	82.6	82.6	95.9	0.03%
^AS Boyals LLC dba Towne Liquors	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/29/2039	98.9	98.9	115.1	0.04%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Gerami Realty, LC Sherrill Universal City Corral, LP	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/23/2027	56.8	56.8	61.1	0.02%
^Complete Body & Paint, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/23/2039	18.9	18.9	22.0	0.01%
^Island Wide Realty LLC and Long Island Partners, Inc.	Real Estate	Term Loan	Prime plus 2.75%	4/22/2039	94.3	94.3	109.8	0.04%
^Wilshire Media Systems Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/17/2024	110.6	110.6	115.1	0.04%
^1899 Tavern & Tap LLC and Ale House Tavern & Tap LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/9/2039	124.0	124.0	144.2	0.05%
^Dantanna's Tavern LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2024	99.0	99.0	103.2	0.04%
^Little People's Village II LLC and Iliopoulos Realty LLC	Social Assistance	Term Loan	Prime plus 2.75%	3/31/2039	84.0	84.0	97.2	0.03%
^Hodges Properties LLC and Echelon Enterprises Inc dba Treads Bicycle	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	3/31/2039	407.1	407.1	472.8	0.16%
^Little People's Village II LLC and Iliopoulos Realty LLC	Social Assistance	Term Loan	Prime plus 2.75%	3/31/2039	92.7	92.7	107.3	0.04%
^Eagle Aggregate Transportation, LLC and Eagle Pneumatic Transport LLC	Truck Transportation	Term Loan	Prime plus 2.75%	3/31/2024	413.5	413.5	432.7	0.15%
^Kemmer, LLC and Pitts Package Store, Inc.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/31/2039	107.6	107.6	124.2	0.04%
Lake Area Autosound LLC and Ryan H. Whittington	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	7/28/2039	115.1	115.1	133.8	0.05%
^636 South Center Holdings, LLC and New Mansfield Brass and Aluminum Co	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	3/20/2039	71.9	71.9	83.6	0.03%
^Cormac Enterprises and Wyoming Valley Beverage Incorporated	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/20/2039	100.5	100.5	116.9	0.04%
^Kinisi, Inc. dba The River North UPS Store	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/18/2024	11.6	11.6	12.2	—%
^Tortilla King Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	3/14/2039	41.9	41.9	48.8	0.02%
^Tortilla King, Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	3/14/2029	811.3	811.3	880.5	0.30%
^Bowl Mor, LLC dba Bowl Mor Lanes / Spare Lounge, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/13/2039	202.6	202.6	235.6	0.08%
^R & R Boyal LLC dba Cap N Cat Clam Bar and Little Ease Tavern	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/28/2039	377.9	377.9	438.2	0.15%
^Faith Memorial Chapel LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2039	194.1	194.1	224.8	0.08%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Summit Beverage Group LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	2/28/2024	203.3	203.3	212.5	0.07%
^952 Boston Post Road Realty, LLC and HNA LLC dba Styles International	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2039	191.0	191.0	221.3	0.08%
^Choe Trade Group Inc dba Rapid Printers of Monterey	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	2/28/2024	92.4	92.4	96.7	0.03%
^96 Mill Street LLC, Central Pizza LLC and Jason Bikakis George Bikaki	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/12/2039	128.6	128.6	149.5	0.05%
^JWB Industries, Inc. dba Carteret Die Casting	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	2/11/2024	162.3	162.3	168.6	0.06%
^986 Dixwell Avenue Holding Company, LLC(EPC) and Mughali Foods, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/7/2039	90.1	90.1	104.5	0.04%
^Awesome Pets II Inc dba Mellisa's Pet Depot	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	2/7/2024	48.8	48.8	50.8	0.02%
^Sarah Sibadan dba Sibadan Agency	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	1/27/2039	116.8	116.8	135.7	0.05%
^Icore Enterprises Inc dba Air Flow Filters Inc	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	1/15/2024	12.4	12.4	13.0	—%
^Nutmeg North Associates LLC, Steeltech Building Products Inc	Construction of Buildings	Term Loan	Prime plus 2.75%	12/31/2038	826.3	826.3	955.9	0.33%
^KK International Trading Corporation	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/23/2028	143.9	143.9	156.3	0.05%
^Kurtis Sniezek dba Wolfe's Foreign Auto	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/20/2038	80.1	80.1	92.9	0.03%
^PLES Investements, LLC and John Redder, Pappy Sand & Gravel, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/19/2038	500.2	500.2	576.8	0.20%
^TAK Properties LLC and Kinderland Inc	Social Assistance	Term Loan	Prime plus 2.75%	12/18/2038	365.2	365.2	422.9	0.14%
^TOL LLC dba Wild Birds Unlimited	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	12/13/2023	10.5	10.5	10.9	—%
^920 CHR Realty LLC, V. Garofalo Carting Inc	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	12/10/2038	376.6	376.6	437.2	0.15%
^DKB Transport Corp	Truck Transportation	Term Loan	Prime plus 2.75%	12/5/2038	125.0	125.0	145.1	0.05%
^Firm Foundations Inc David S Gaitan Jr and Christopher K Daigle	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/3/2038	93.9	93.9	108.4	0.04%
Spectrum Development LLC and Solvit Inc & Solvit North, Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/2/2023	222.2	222.2	230.4	0.08%
^BVIP Limousine Service LTD	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	11/27/2038	68.8	68.8	79.7	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Wallace Holdings LLC, GFA International Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.5%	11/25/2023	68.9	68.9	71.6	0.02%
^AcuCall LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/21/2023	8.6	8.6	8.8	—%
^Kids in Motion of Springfield LLC dba The Little Gym of Springfield IL	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/18/2023	25.4	25.4	26.3	0.01%
^Yousef Khatib dba Y&M Enterprises	Wholesale Electronic Markets and Agents and Brokers	Term Loan	Prime plus 2.75%	11/15/2023	41.6	41.6	43.1	0.01%
^Howell Gun Works LLC	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	11/14/2023	2.6	2.6	2.7	—%
^Polpo Realty, LLC, Polpo Restaurant, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/6/2038	55.9	55.9	64.9	0.02%
^Twinsburg Hospitality Group LLC dba Comfort Suites	Accommodation	Term Loan	Prime plus 2.75%	10/31/2038	849.5	849.5	983.3	0.34%
^Mid-Land Sheet Metal Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/31/2038	123.5	123.5	143.2	0.05%
^Master CNC Inc & Master Properties LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2038	535.1	535.1	618.2	0.21%
^Janice B. McShan and The Metropolitan Day School, LLC	Social Assistance	Term Loan	Prime plus 2.75%	10/31/2023	23.9	23.9	24.9	0.01%
^1 North Restaurant Corp dba 1 North Steakhouse	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/31/2038	190.9	190.9	221.5	0.08%
^Clairvoyant Realty Corp. and Napoli Marble & Granite Design, Ltd	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/24/2038	132.9	132.9	154.3	0.05%
^Greenbrier Technical Services, Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/24/2023	112.6	112.6	117.6	0.04%
^First Steps Real Estate Company, LLC (EPC) and First Steps Preschool -	Social Assistance	Term Loan	Prime plus 2.75%	9/30/2038	87.3	87.3	101.6	0.03%
^Lenoir Business Partners LLC (EPC) LP Industries, Inc dba Childforms	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	264.5	264.5	308.2	0.11%
^LP Industries, Inc dba Childforms	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	107.6	107.6	125.4	0.04%
^Cencon Properties LLC and Central Connecticut Warehousing Company, Inc	Warehousing and Storage	Term Loan	Prime plus 2.75%	9/30/2038	308.6	308.6	359.7	0.12%
^Discount Wheel and Tire of Broken Bow Inc	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/30/2038	200.1	200.1	233.0	0.08%
^Mitchellville Family Dentistry, Dr. Octavia Simkins-Wiseman DDS PC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/27/2038	299.6	299.6	349.0	0.12%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Gabrielle Realty, LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	9/27/2038	677.5	677.5	788.5	0.27%
^Anthony C Dinoto and Susan S P Dinoto and Anthony C Dinoto Funeral Home	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/26/2038	89.4	89.4	104.2	0.04%
^Eastside Soccer Dome, Inc .	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2038	414.7	414.7	483.4	0.17%
^Southeast Chicago Soccer, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2038	45.8	45.8	53.4	0.02%
^Diamond Memorials Incorporated	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/25/2023	5.1	5.1	5.3	—%
^Kiddie Steps 4 You Inc.	Social Assistance	Term Loan	Prime plus 2.75%	9/25/2038	81.3	81.3	94.6	0.03%
^Faith Memorial Chapel LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/20/2038	240.3	240.3	279.6	0.10%
^Serious-Fun in Alpharetta, LLC dba The Little Gym of Alpharetta	Educational Services	Term Loan	Prime plus 2.75%	9/20/2023	25.0	25.0	26.0	0.01%
^Westville Seafood LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/19/2038	100.4	100.4	116.9	0.04%
^Maynard Enterprises Inc dba Fastsigns of Texarkana	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/18/2023	8.7	8.7	9.1	—%
^Grafio Inc dba Omega Learning Center-Acworth	Educational Services	Term Loan	Prime plus 2.75%	9/13/2023	89.2	89.2	92.9	0.03%
^Sound Manufacturing Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/12/2028	40.6	40.6	44.2	0.02%
^The Berlerro Group, LLC dba Sky Zone	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/12/2023	232.9	232.9	242.5	0.08%
^Prospect Kids Academy Inc	Educational Services	Term Loan	Prime plus 2.75%	9/11/2038	111.1	111.1	129.5	0.04%
^Alma J. and William R. Walton and Almas Child Day Care Center	Social Assistance	Term Loan	Prime plus 2.75%	9/11/2038	35.6	35.6	41.5	0.01%
^B for Brunette dba Blo	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/10/2023	29.1	29.1	30.2	0.01%
^Schmaltz Holdings, LLC and Schmaltz Operations, LLC dba Companio	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/4/2038	199.3	199.3	231.7	0.08%
^Excel RP Inc	Machinery Manufacturing	Term Loan	Prime plus 2.75%	8/30/2023	68.9	68.9	71.8	0.02%
^ACI Northwest Inc.	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	8/30/2023	287.0	287.0	299.8	0.10%
^Gulfport Academy Child Care and Learning Center, Inc. and Jennifer Sis	Social Assistance	Term Loan	Prime plus 2.75%	8/30/2023	22.9	22.9	23.9	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^IlOKA Inc dba Microtech Tel and NewCloud Networks	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/30/2023	344.0	344.0	358.3	0.12%
^Ramard Inc and Advanced Health Sciences Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/28/2023	99.3	99.3	103.2	0.04%
^RM Hawkins LLC dba Pure Water Tech West and Robert M Hawkins	Nonstore Retailers	Term Loan	Prime plus 2.75%	8/26/2023	42.7	42.7	44.5	0.02%
^JSIL LLC dba Blackstones Hairdressing	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/16/2023	10.2	10.2	10.6	—%
^Island Nautical Enterprises, Inc.and Ingwall Holdings, LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	8/14/2038	309.4	309.4	360.0	0.12%
^Caribbean Concepts, Inc. dba Quick Bleach	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/12/2023	11.9	11.9	12.4	—%
^Daniel W and Erin H Gordon and Silver Lining Stables CT, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/24/2023	6.2	6.2	6.5	—%
^Angkor Restaurant Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/19/2038	82.9	82.9	96.6	0.03%
^Harbor Ventilation Inc and Estes Investment, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2038	2.1	2.1	2.5	—%
^Tri County Heating and Cooling Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2023	45.9	45.9	48.0	0.02%
^Morning Star Trucking LLC and Morning Star Equipment and Leasing LLC	Truck Transportation	Term Loan	Prime plus 2.75%	7/17/2023	28.0	28.0	29.1	0.01%
^Maxiflex LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/28/2023	23.1	23.1	24.0	0.01%
^GIA Realty LLC and VRAJ GIA LLC dba Lakeview Laundromat	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/28/2038	86.5	86.5	100.7	0.03%
^2161 Highway 6 Trail, LLC, R. H. Hummer JR., Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	6/19/2026	441.4	441.4	472.1	0.16%
^Blakeslee Arpaia Chapman, Inc. dba Blakeslee Industrial Services	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	6/18/2028	637.5	637.5	693.0	0.24%
^KDP LLC and KDP Investment Advisors, Inc and KDP Asset Management, Inc	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/14/2023	176.1	176.1	182.7	0.06%
^Elite Structures Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/12/2038	807.7	807.7	938.6	0.32%
^Willowbrook Properties LLC, Grove Gardens Landscaping Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/5/2038	165.5	165.5	192.5	0.07%
^Absolute Desire LLC and Mark H. Szierer, Sophisticated Smile	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/5/2038	167.7	167.7	194.7	0.07%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Gregory P Jellenek OD and Associates PC dba Gregory P Jellenek OD	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/28/2023	31.5	31.5	32.8	0.01%
^Ryan D. Thornton and Thornton & Associates LLC	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	5/24/2023	23.9	23.9	24.8	0.01%
^Peanut Butter & Co., Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	4/30/2023	49.2	49.2	51.0	0.02%
^PowerWash Plus, Inc. and CJR, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/30/2038	486.9	486.9	565.9	0.19%
^Kidrose, LLC dba Kidville Riverdale	Educational Services	Term Loan	Prime plus 2.75%	4/22/2023	39.4	39.4	41.0	0.01%
^1258 Hartford TPKE, LLC and Phelps and Sons, Inc	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/29/2038	109.9	109.9	127.6	0.04%
^A & M Commerce, Inc. dba Cranberry Sunoco	Gasoline Stations	Term Loan	Prime plus 2.75%	3/27/2038	291.2	291.2	338.3	0.12%
^Xela Pack, Inc. and Aliseo and Catherine Gentile	Paper Manufacturing	Term Loan	Prime plus 2.75%	3/27/2028	194.1	194.1	210.6	0.07%
^American Diagnostic Imaging, Inc. dba St. Joseph Imaging Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/25/2038	474.3	474.3	550.4	0.19%
^Michael A.and HeatherR. Welsch dba Art & FrameEtc.	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/22/2038	59.5	59.5	69.2	0.02%
^Truth Technologies Inc dba Truth Technologies Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/21/2023	41.9	41.9	43.4	0.01%
^Sound Manufacturing, Inc. and Monster Power Equipment Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/15/2023	248.5	248.5	258.3	0.09%
^Golden Gate Lodging LLC	Accommodation	Term Loan	Prime plus 2.75%	3/12/2038	101.6	101.6	118.0	0.04%
^Bakhtar Group LLC dba Malmaison	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2023	50.0	50.0	51.7	0.02%
^Osceola River Mill, LLC, Ironman Machine, Inc.	Machinery Manufacturing	Term Loan	Prime plus 2.75%	2/20/2038	75.9	75.9	88.2	0.03%
^Java Warung, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/19/2038	45.0	45.0	52.2	0.02%
^Retain Loyalty LLC	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	2/15/2038	93.7	93.7	108.7	0.04%
^North Country Transport, LLC	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	2/6/2023	7.6	7.6	7.9	—%
^Sherill Universal City dba Golden Corral LP	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/28/2038	388.4	388.4	451.3	0.15%
^Elegant Fireplace Mantels, Inc. dba Elegant Fireplace Mantels	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/31/2022	44.8	44.8	46.2	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Macho LLC, Madelaine Chocolate Novelties Inc dba The Madelai	Food Manufacturing	Term Loan	Prime plus 2.75%	12/31/2037	440.4	440.4	511.1	0.18%
^Babie Bunnie Enterprises Inc dba Triangle Mothercare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/28/2027	29.4	29.4	31.6	0.01%
^John Duffy Fuel Co., Inc.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/28/2022	236.4	236.4	244.4	0.08%
^Polpo Realty LLC & Polpo Restaurant LLC dba Polpo Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/27/2037	453.6	453.6	526.4	0.18%
^Martin L Hopp, MD PHD A Medical Corp dba Tower ENT	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2022	30.3	30.3	31.4	0.01%
^Cheryle A Baptiste and Cheryle Baptiste DDS PLLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/30/2037	251.6	251.6	291.9	0.10%
^Daniel Gordon and Erin Gordon and Silver Lining Stables CT, LLC	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	11/28/2037	200.2	200.2	232.4	0.08%
^D&L Rescources, Inc. dba The UPS Store	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	11/27/2022	4.4	4.4	4.5	—%
^Richmond Hill Mini Market, LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/27/2037	161.9	161.9	187.8	0.06%
^DRV Enterprise, Inc. dba Cici's Pizza # 339	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/26/2022	27.3	27.3	28.3	0.01%
^U & A Food and Fuel, Inc. dba Express Gas & Food Mart	Gasoline Stations	Term Loan	Prime plus 2.75%	11/21/2037	84.1	84.1	97.6	0.03%
^Pioneer Windows Manufacturing Corp, Pioneer Windows	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	11/21/2022	123.2	123.2	127.6	0.04%
^R & J Petroleum LLC Manar USA, Inc.	Gasoline Stations	Term Loan	Prime plus 2.75%	11/20/2037	157.3	157.3	182.5	0.06%
^St Judes Physical Therapy P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/19/2022	9.4	9.4	9.8	—%
^Hi-Def Imaging, Inc. dba SpeedPro Imaging	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/9/2022	10.0	10.0	10.4	—%
^Reidville Hydraulics Mfg Inc dba Summit	Machinery Manufacturing	Term Loan	Prime plus 2.75%	11/2/2037	232.8	232.8	269.6	0.09%
^Big Apple Entertainment Partners, LLC d/b/a Ripley's Believe It or Not	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/26/2022	81.4	81.4	84.1	0.03%
^University Park Retreat, LLC dba Massage Heights	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/27/2022	32.9	32.9	34.1	0.01%
^O'Rourkes Diner LLC dba O'Rourke's Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/19/2037	57.0	57.0	66.2	0.02%
AJK Enterprise LLC dba AJK Enterprise LLC	Truck Transportation	Term Loan	Prime plus 2.75%	8/27/2022	6.9	6.9	7.1	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Suncoast Aluminum Furniture, Inc	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	8/17/2037	312.5	312.5	363.5	0.12%
^Georgia Safe Sidewalks LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/27/2022	6.1	6.1	6.3	—%
^Hofgard & Co., Inc. dba HofgardBenefits	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/27/2022	44.4	44.4	46.0	0.02%
^Central Tire, Inc. dba Cooper Tire & Auto Services	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/29/2037	248.8	248.8	288.9	0.10%
^Havana Central (NY) 5, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/29/2022	604.3	604.3	624.9	0.21%
^Jenkins-Pavia Corporation dba Victory Lane Quick Oil Change	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/27/2037	60.1	60.1	69.8	0.02%
^KIND-ER-ZZ Inc dba Kidville	Educational Services	Term Loan	Prime plus 2.75%	6/15/2022	20.1	20.1	20.7	0.01%
^Graphish Studio, Inc. and Scott Fishoff	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/14/2022	8.1	8.1	8.4	—%
^ALF, LLC, Mulit-Service Eagle Tires	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	5/31/2037	54.1	54.1	62.8	0.02%
^Tracey Vita-Morris dba Tracey Vita's School of Dance	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	5/10/2022	8.9	8.9	9.2	—%
^Tanner Optical, Inc. dba Murphy Eye Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/27/2022	3.1	3.1	3.2	—%
^Zane Filippone Co Inc dba Culligan Water Conditioning	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/12/2022	214.0	214.0	221.3	0.08%
^Indoor Playgrounds Limited Liability Company dba Kidville	Educational Services	Term Loan	Prime plus 2.75%	4/5/2022	1.8	1.8	1.9	—%
^Access Staffing, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/30/2022	68.8	68.8	71.0	0.02%
^DC Realty, LLC dba FOGO Data Centers	Professional, Scientific, and Technical Services	Term Loan	6%	3/23/2037	2,623.4	2,623.4	2,487.0	0.85%
^DC Realty, LLC dba FOGO Data Centers	Professional, Scientific, and Technical Services	Term Loan	6.25%	3/23/2022	567.6	567.6	561.2	0.19%
Manuel P. Barrera and Accura Electrical Contractor, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/23/2028	70.9	70.9	77.1	0.03%
^Shweiki Media, Inc. dba Study Breaks Magazine	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/22/2027	773.8	773.8	834.5	0.29%
ATI Jet, Inc.	Air Transportation	Term Loan	Prime plus 2.75%	12/28/2026	537.1	537.1	578.0	0.20%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^J. Kinderman & Sons, Inc. dba Brite Star Manufacturing Company	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/22/2036	348.9	348.9	403.9	0.14%
K's Salon, LLC d/b/a K's Salon	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/20/2021	25.8	25.8	26.5	0.01%
15 Frederick Place LLC & Pioneer Windows Holdings Inc & Subs	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/16/2021	85.6	85.6	88.1	0.03%
Taylor Transport, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	12/8/2021	86.2	86.2	88.7	0.03%
K9 Bytes, Inc & Epazz, Inc dba K9 Bytes, Inc	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	10/26/2021	20.0	20.0	20.6	0.01%
28 Cornelia Street Properties, LLC and Zouk, Ltd.dba Palma	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/25/2021	7.3	7.3	7.5	—%
39581 Garfield, LLC and Tri County Neurological Associates, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2036	70.0	70.0	80.9	0.03%
39581 Garfield, LLC and Tricounty Neurological Associates, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2036	23.8	23.8	27.5	0.01%
Robert E. Caves, Sr. and American Plank dba Caves Enterprises	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/30/2021	96.3	96.3	98.9	0.03%
Big Apple Entertainment Partners, LLC dba Ripley's Believe it or Not	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2021	333.8	333.8	342.8	0.12%
Equity National Capital LLC & Chadbourne Road Capital, LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	9/26/2021	20.1	20.1	20.6	0.01%
Michael S. Decker & Janet Decker dba The Hen House Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/30/2036	13.9	13.9	16.1	0.01%
Trademark Equipment Company Inc and David A. Daniel	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	8/19/2036	112.3	112.3	129.8	0.04%
Qycell Corporation	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	8/19/2021	55.2	55.2	56.7	0.02%
Valiev Ballet Academy, Inc	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	8/12/2036	35.6	35.6	41.2	0.01%
LaHoBa, LLC d/b/a Papa John's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/3/2036	64.7	64.7	74.8	0.03%
MTV Bowl, Inc. dba Legend Lanes	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/30/2036	213.2	213.2	246.2	0.08%
Lavertue Properties LLP dba Lavertue Properties	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/29/2036	37.5	37.5	43.3	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Lisle Lincoln II Limited Partnership dba Lisle Lanes LP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/29/2036	293.7	293.7	339.1	0.12%
Pierce Developments, Inc. dba Southside Granite	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/13/2036	213.7	213.7	246.8	0.08%
J&K Fitness, LLC dba Physiques Womens Fitness Center	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/8/2036	392.9	392.9	453.6	0.16%
Peanut Butter & Co., Inc. d/b/a Peanut Butter & Co.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/3/2021	12.7	12.7	13.0	—%
Modern on the Mile, LLC dba Ligne Roset	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	5/25/2021	58.2	58.2	59.6	0.02%
Profile Performance, Inc. and Eidak Real Estate, L.L.C.	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/20/2036	105.8	105.8	122.2	0.04%
Northwind Outdoor Recreation, Inc. dba Red Rock Wilderness Store	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/18/2036	113.8	113.8	131.4	0.04%
Michael S. Korfe dba North Valley Auto Repair	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/24/2036	12.8	12.8	14.8	0.01%
Actknowledge,Inc dba Actknowledge	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/21/2021	15.0	15.0	15.4	0.01%
Stephen Frank, Patricia Frank and Suds Express LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/25/2023	24.8	24.8	25.8	0.01%
SuzyQue’s LLC dba Suzy Que’s	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/11/2036	50.5	50.5	58.2	0.02%
^Little People’s Village, LLC dba Little People’s Village	Social Assistance	Term Loan	Prime plus 2.75%	1/31/2036	25.6	25.6	29.5	0.01%
Seagate Group Holdings, Inc. dba Seagate Logistics, Inc.	Support Activities for Transportation	Term Loan	Prime plus 2.75%	1/28/2036	93.4	93.4	107.7	0.04%
^Dixie Transport, Inc. & Johnny D. Brown & Jimmy Brown & Maudain Brown	Support Activities for Transportation	Term Loan	5.25%	12/28/2035	1,316.8	1,316.8	1,251.9	0.43%
^Shree OM Lodging, LLC dba Royal Inn	Accommodation	Term Loan	Prime plus 2.75%	12/17/2035	22.7	22.7	26.2	0.01%
Lodin Medical Imaging, LLC dba Watson Imaging Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/1/2020	15.2	15.2	15.5	0.01%
Robert F. Schuler and Lori A. Schuler dba Bob’s Service Center	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/30/2035	27.8	27.8	32.0	0.01%
K9 Bytes, Inc & Epazz, Inc	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	9/30/2020	3.8	3.8	3.8	—%
Elan Realty, LLC and Albert Basse Asociates, Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	9/30/2035	184.9	184.9	212.5	0.07%
Success Express,Inc. dba Success Express	Couriers and Messengers	Term Loan	Prime plus 2.75%	9/29/2020	16.6	16.6	16.9	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Modern Manhattan, LLC	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	9/20/2020	41.3	41.3	42.0	0.01%
Dirk's Trucking, L.L.C. dba Dirk's Trucking	Truck Transportation	Term Loan	Prime plus 2.75%	9/17/2020	3.9	3.9	4.0	—%
Rudy & Louise Chavez dba Clyde's Auto and Furniture Upholstery	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/2/2035	40.7	40.7	46.8	0.02%
Newsome Trucking Inc and Kevin Newsome	Truck Transportation	Term Loan	Prime plus 2.75%	9/2/2035	201.0	201.0	231.0	0.08%
DDLK Investments LLC d/b/a Smoothie King	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/30/2020	0.3	0.3	0.3	—%
Members Only Software, Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/30/2020	7.3	7.3	7.5	—%
ActKnowledge,Inc dba ActKnowledge	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/30/2020	8.6	8.6	8.7	—%
I-90 RV & Auto Supercenter	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/29/2035	60.4	60.4	69.3	0.02%
Zouk, Ltd. dba Palma	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/25/2020	5.1	5.1	5.2	—%
CJ Park Inc. dba Kidville Midtown West	Educational Services	Term Loan	Prime plus 2.75%	6/25/2020	3.4	3.4	3.5	—%
Tanner Optical Inc. dba Murphy Eye Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/22/2035	76.0	76.0	87.2	0.03%
Excel RP, Inc./Kevin and Joann Foley	Machinery Manufacturing	Term Loan	Prime plus 2.75%	7/8/2028	32.8	32.8	35.8	0.01%
ValleyStar, Inc. dba BrightStar HealthCare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2020	0.9	0.9	0.9	—%
ValleyStar, Inc. dba BrightStar Healthcare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2020	1.2	1.2	1.2	—%
Diag, LLC dba Kidville	Educational Services	Term Loan	Prime plus 2.75%	6/21/2020	6.0	6.0	6.1	—%
New Economic Methods LLC dba Rita's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2020	0.3	0.3	0.3	—%
Cocoa Beach Parasail Corp. dba Cocoa Beach Parasail	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/26/2020	0.9	0.9	0.9	—%
Lahoba,LLC dba Papa John's Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/30/2034	33.8	33.8	38.7	0.01%
Animal Intrusion Prevention Systems Holding Company, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/29/2024	21.9	21.9	23.0	0.01%
David A. Nusblatt, D.M.D, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/11/2019	0.9	0.9	0.9	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
KMC RE, LLC & B&B Kennels	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/19/2034	46.2	46.2	52.8	0.02%
^ROVER REPAIRS	Repair and Maintenance	Term Loan	Prime plus 2.5%	11/28/2029	47.8	47.8	52.1	0.02%
^The Alba Financial Group, Inc.	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	6%	3/10/2021	6.0	6.0	6.0	—%
D & D's Divine Beauty School of Esther, LLC	Educational Services	Term Loan	6%	8/1/2031	45.9	45.9	44.1	0.02%
Bliss Coffee and Wine Bar, LLC	Food Services and Drinking Places	Term Loan	6%	8/31/2019	65.7	65.7	65.5	0.02%
^Zog Inc.	Other Information Services	Term Loan	Prime plus 2.75%	4/30/2020	27.9	27.9	28.3	0.01%
^Connect Litigation Technology, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2%	10/18/2025	22.0	22.0	22.9	0.01%
1911 East Main Street Holdings, Corp	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2032	11.3	11.3	12.7	—%
Water Works Laundromat, LLC	Personal and Laundry Services	Term Loan	Prime plus 2.25%	9/7/2027	156.6	156.6	166.5	0.06%
Dave Kris, and MDK Ram Corp.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/5/2026	25.9	25.9	27.7	0.01%
Gill Express Inc. dba American Eagle Truck Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	1/5/2027	156.6	156.6	169.0	0.06%
Head To Toe Personalized Pampering, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/27/2031	8.1	8.1	9.0	—%
Christopher F. Bohon & Pamela D. Bohon	Social Assistance	Term Loan	Prime plus 2.75%	10/28/2026	2.7	2.7	2.9	—%
^Mogas Limited	Gasoline Stations	Term Loan	Prime plus 2.75%	5/31/2030	65.0	65.0	72.0	0.02%
^Shree Om Lodging, LLC dba Royal Inn	Accommodation	Term Loan	Prime plus 2.75%	5/2/2030	57.6	57.6	63.8	0.02%
Pedzik's Pets, LLC	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	3/31/2030	8.0	8.0	8.8	—%
Nancy Carapelluci & A & M Seasonal Corner Inc.	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/1/2025	11.3	11.3	12.0	—%
^Patricia Hughes Jones, MD PC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/13/2020	1.4	1.4	1.5	—%
Moonlight Multi Media Production, Inc.	Other Information Services	Term Loan	5.3%	2/1/2025	2.0	2.0	2.0	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
David M. Goens dba Superior Auto Paint & Body, Inc.	Repair and Maintenance	Term Loan	6%	8/26/2024	13.4	13.4	13.1	—%
McCallister Venture Group, LLC and Maw's Vittles, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/30/2029	10.3	10.3	11.3	—%
Chong Hun Im dba Kim's Market	Food and Beverage Stores	Term Loan	Prime plus 2.5%	2/27/2024	6.9	6.9	7.2	—%
Whirlwind Car Wash, Inc.	Repair and Maintenance	Term Loan	Prime plus 2%	4/9/2029	13.6	13.6	14.4	—%
Shuttle Car Wash, Inc. dba Shuttle Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.25%	11/10/2028	14.9	14.9	15.9	0.01%
Min Hui Lin	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/30/2028	14.9	14.9	16.3	0.01%
Delta Partners, LLC dba Delta Carwash	Repair and Maintenance	Term Loan	Prime plus 2.5%	4/5/2029	37.1	37.1	40.3	0.01%
Auto Sales, Inc.	Motor Vehicle and Parts Dealers	Term Loan	6%	8/17/2023	5.5	5.5	5.4	—%
RAB Services, Inc. & Professional Floor Installations	Specialty Trade Contractors	Term Loan	Prime plus 2.5%	1/31/2023	4.7	4.7	4.9	—%
Taste of Inverness, Inc. dba China Garden	Food Services and Drinking Places	Term Loan	Prime plus 2%	6/29/2025	6.9	6.9	7.2	—%
Ralph Werner dba Werner Transmission Inc	Gasoline Stations	Term Loan	Prime plus 2.75%	12/29/2021	1.4	1.4	1.4	—%
^Robin C. & Charles E. Taylor & Brigantine Aquatic Center LLC	Amusement, Gambling, and Recreation Industries	Term Loan	6%	9/14/2023	27.1	27.1	26.7	0.01%
OrthoQuest, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2%	3/12/2022	2.4	2.4	2.5	—%
Track Side Collision & Tire, Inc.	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/16/2025	3.9	3.9	4.1	—%
^Deesha Corporation, Inc. dba Best Inn & Suites	Accommodation	Term Loan	Prime plus 2.25%	2/14/2025	21.3	21.3	22.2	0.01%
^Maruti, Inc	Accommodation	Term Loan	Prime plus 2.25%	11/25/2024	19.5	19.5	20.3	0.01%
Randall D. & Patricia D. Casaburi dba Pat's Pizzazz	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	3/13/2023	4.9	4.9	5.1	—%
^Gain Laxmi, Inc. dba Super 8 Motel	Accommodation	Term Loan	Prime plus 2.25%	5/31/2023	14.0	14.0	14.5	—%
^Naseeb Corporation	Accommodation	Term Loan	Prime plus 2.25%	3/31/2024	22.0	22.0	22.9	0.01%
Stillwell Ave Prep School	Social Assistance	Term Loan	Prime plus 2.75%	1/14/2023	4.3	4.3	4.5	—%
^Karis, Inc.	Accommodation	Term Loan	Prime plus 2%	12/22/2023	9.9	9.9	10.2	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Five Corners, Ltd.	Gasoline Stations	Term Loan	Prime plus 2.75%	12/11/2019	1.2	1.2	1.3	—%
^Alyssa Corp dba Knights Inn	Accommodation	Term Loan	Prime plus 2.25%	9/30/2023	35.5	35.5	36.8	0.01%
^Bhailal Patel dba New Falls Motel	Accommodation	Term Loan	Prime plus 2.75%	3/27/2023	2.2	2.2	2.3	—%
Pegasus Automotive, Inc.	Gasoline Stations	Term Loan	Prime plus 2.75%	12/23/2022	6.6	6.6	6.9	—%
^Delyannis Iron Works	Fabricated Metal Product Manufacturing	Term Loan	6%	12/8/2022	3.9	3.9	3.8	—%
P. Agrino, Inc. dba Andover Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/18/2021	4.7	4.7	4.8	—%
Total Performing SBA Unguaranteed Investments					$331,752.1	$331,752.1	$344,457.4	117.96%

Non-Performing SBA Unguaranteed Investments (3) (21)
*200 North 8th Street Associates LLC and Enchanted Acres Fa	Food Manufacturing	Term Loan	6.25%	5/4/2028	469.3	469.3	351.2	0.12%
*^A & A Auto Care LLC	Repair and Maintenance	Term Loan	7.5%	3/9/2026	10.4	10.4	4.5	—%
*A & A Auto Care, LLC d/b/a A & A Auto Care, LLC	Repair and Maintenance	Term Loan	7.25%	8/12/2036	88.0	88.0	86.7	0.03%
*^Acton Hardware LLC and Mark Allgood & Jamie Allgood	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/24/2041	478.2	478.2	305.2	0.10%
*Alive Design, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/13/2027	17.0	17.0	14.8	0.01%
*Amboy Group, LLC dba Tommy's Moloney's	Food Manufacturing	Term Loan	7%	6/24/2025	369.9	369.9	353.8	0.12%
*^American Reclamation LLC	Furniture and Related Product Manufacturing	Term Loan	8%	11/1/2027	7.2	7.2	6.5	—%
*Anderson Farms Inc	Truck Transportation	Term Loan	7.5%	12/22/2027	1,170.1	1,170.1	963.5	0.33%
*^Arclay ,LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	5/5/2030	137.1	137.1	132.9	0.05%
*^Auto Shine Carwash Inc and AKM R. Hossain and Jessica F. Masud	Gasoline Stations	Term Loan	7.75%	9/26/2024	15.7	15.7	15.2	0.01%
*AVM LLC dba Luv 2 Play	Social Assistance	Term Loan	Prime plus 2.75%	6/1/2028	26.1	26.1	17.6	0.01%
*AWA Fabrication & Construction, L.L.C.	Fabricated Metal Product Manufacturing	Term Loan	6%	4/30/2025	34.4	34.4	1.3	—%
*B & J Manufacturing Corporation and Benson Realty Trust	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2%	3/30/2021	11.0	11.0	10.5	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
*^B and J Catering Inc dba Culinary Solutions	Food Services and Drinking Places	Term Loan	7%	8/27/2040	532.9	532.9	501.4	0.17%
*B&B Fitness and Barbell, Inc. dba Elevations Health Club	Amusement, Gambling, and Recreation Industries	Term Loan	6%	6/22/2035	200.7	200.7	130.5	0.04%
*Baker Sales, Inc. d/b/a Baker Sales, Inc.	Nonstore Retailers	Term Loan	6%	3/29/2036	177.4	177.4	84.7	0.03%
*Fieldstone Quick Stop LLC(OC) Barber Investments LLC (EPC) Thadius M B	Gasoline Stations	Term Loan	6%	9/30/2038	400.4	400.4	37.6	0.01%
*^Barber Investments LLC and Fieldstone Quickstop LLC and Maine Dollar D	Gasoline Stations	Term Loan	6.25%	8/15/2039	146.3	146.3	—	—%
*^Bear Creek Entertainment LLC dba The Woods at Bear Creek	Accommodation	Term Loan	Prime plus 2.75%	8/12/2041	1,608.1	1,671.1	424.4	0.15%
*^Bear Creek Entertainment, LLC dba The Woods at Bear Creek	Accommodation	Term Loan	7.25%	12/30/2024	85.4	85.4	81.5	0.03%
*Bebos Inc dba Pizza Hut & Sunoco	Gasoline Stations	Term Loan	7.75%	3/28/2028	214.1	214.1	103.9	0.04%
*^Bike Slug Holdings Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/28/2028	8.9	8.9	—	—%
*^Bike Slug, LLC, Bike Slug Holdings Inc. and Seven Rivers Group ,LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/17/2027	17.0	17.0	2.7	—%
*^Bobcatt Solutions, LLC	Specialty Trade Contractors	Term Loan	8%	11/8/2027	17.4	17.4	16.6	0.01%
*Bone Bar & Grill LLC	Food Services and Drinking Places	Term Loan	7%	6/30/2042	73.4	73.4	58.7	0.02%
*Brandywine Picnic Park, Inc. and B.Ross Capps & Linda Capps	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/30/2031	179.3	179.3	168.3	0.06%
*Calhoun Satellite Communications Inc and Transmission Solutions Group	Broadcasting (except Internet)	Term Loan	6.75%	2/27/2025	724.2	724.2	—	—%
*Calhoun Satellite Communications, Inc.	Telecommunications	Term Loan	7%	12/2/2026	189.1	189.1	40.6	0.01%
*Capstone Pediatrics PLLC and Capstone Healthcare Consulting LLC	Ambulatory Health Care Services	Term Loan	7.75%	5/15/2025	556.4	556.4	324.6	0.11%
*^Carl R. Bieber, Inc. dba Bieber Tourways/Bieber Transportation/Bieber	Transit and Ground Passenger Transportation	Term Loan	7.5%	9/30/2027	573.2	573.2	546.7	0.19%
*^Central Ohio Cleaners Inc	Personal and Laundry Services	Term Loan	7%	6/13/2024	90.5	90.5	4.3	—%
*Chickamauga Properties, Inc., MSW Enterprises, LLP	Amusement, Gambling, and Recreation Industries	Term Loan	6.25%	12/22/2035	59.0	59.0	58.1	0.02%
*Chickamauga Properties, Inc. and MSW Enterprises, LLP	Amusement, Gambling, and Recreation Industries	Term Loan	6.25%	10/19/2022	43.5	43.5	—	—%
*^Clark Realty LLC	Real Estate	Term Loan	Prime plus 2.75%	8/29/2041	73.3	73.3	65.8	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
*^Clark Realty LLC	Real Estate	Term Loan	Prime plus 2.75%	9/15/2027	58.6	58.6	—	—%
*^CLU Amboy, LLC (EPC) and Amboy Group, LLC (OC) dba Tommy Moloney's	Food Manufacturing	Term Loan	7%	12/27/2023	462.3	462.3	426.0	0.15%
*^CM Lab Inc	Professional, Scientific, and Technical Services	Term Loan	6.75%	5/20/2026	166.1	166.1	110.4	0.04%
*^Colts V LLC and Nowatzke Service Center, Inc dba Nowatzke Truck & Trai	Repair and Maintenance	Term Loan	6.75%	9/26/2039	553.3	553.3	519.5	0.18%
*Custom Software, Inc. a Colorado Corporation dba M-33 Access	Professional, Scientific, and Technical Services	Term Loan	6.25%	6/17/2021	253.7	253.7	226.1	0.08%
*Custom Software, Inc. a Colorado Corporation dba M-33 Access	Broadcasting (except Internet)	Term Loan	6.25%	4/30/2022	94.3	94.3	—	—%
*^D&G Capital LLC dba Miami Grill 277	Food Services and Drinking Places	Term Loan	6.5%	12/16/2025	46.2	46.2	13.9	—%
*Demand Printing Solutions, Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	10/29/2034	114.3	114.3	107.3	0.04%
*Demand Printing Solutions, Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	12/12/2019	1.6	1.6	1.5	—%
*Demand Printing Solutions, Inc. and MLM Enterprises, LLC d/b/a Demand	Printing and Related Support Activities	Term Loan	8%	5/27/2021	5.5	5.5	5.2	—%
*^MLM Enterprises LLC and Demand Printing Solutions Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/18/2024	50.2	50.2	47.1	0.02%
*^Demand Printing Solutions Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	12/15/2027	17.0	17.0	15.9	0.01%
*^Demand Printing Solutions Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/16/2026	17.8	17.8	16.8	0.01%
*^Demand Printing Solutions Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/25/2027	199.2	199.2	76.3	0.03%
*^Dr. Richard Rolle JR, PLLC dba Rolle Oral & Facial Surgery PLLC	Ambulatory Health Care Services	Term Loan	7.5%	9/29/2042	869.9	869.9	599.0	0.21%
*^Dr. Richard R. Rolle, Jr., PLLC dba Rolle Oral & Facial Surgery	Ambulatory Health Care Services	Term Loan	7.5%	12/18/2027	122.3	122.3	—	—%
*Driven Warehouse/Distribution LLC	Truck Transportation	Term Loan	8%	12/22/2027	726.2	726.2	470.8	0.16%
*Driven Warehouse/Distribution LLC	Truck Transportation	Term Loan	Prime plus 2.75%	1/18/2028	129.0	129.0	—	—%
*DTM Parts Supply Inc.	Merchant Wholesalers, Durable Goods	Term Loan	7%	6/2/2025	54.8	54.8	53.1	0.02%
*^DuCharme Realty LLC and DuCharme Enterprises LLC dba Specialty	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	2/2/2040	210.1	210.1	197.2	0.07%
*^E & I Holdings, LP & PA Farm Products, LLC	Food Manufacturing	Term Loan	6%	4/30/2030	4,705.2	4,820.9	2,782.5	0.95%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
*^Earth First Recycling LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/6/2027	72.8	72.8	68.4	0.02%
*^Earth First Recycling, LLC and 191 Clark Road, LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/5/2027	338.0	338.0	317.4	0.11%
*Europlast Ltd	Plastics and Rubber Products Manufacturing	Term Loan	6%	9/26/2022	312.9	312.9	17.1	0.01%
*Europlast Ltd	Plastics and Rubber Products Manufacturing	Term Loan	6%	5/31/2023	73.4	73.4	—	—%
*Event Mecca LLC	Other Information Services	Term Loan	6%	4/10/2023	11.3	11.3	8.6	—%
*^Evernook Valley Milk LLC	Animal Production and Aquaculture	Term Loan	7.5%	8/31/2042	637.5	637.5	564.3	0.19%
*EZ Towing, Inc.	Support Activities for Transportation	Term Loan	6%	1/31/2023	86.4	86.4	—	—%
*Ezzo Properties, LLC and Great Lakes Cleaning, Inc.	Administrative and Support Services	Term Loan	7.75%	12/20/2027	286.5	286.5	59.0	0.02%
*New Image Building Services, Inc. dba New Image Repair Services	Repair and Maintenance	Term Loan	7.75%	8/23/2037	251.5	251.5	165.9	0.06%
*New Image Building Services Inc. dba New Image Repair Services; The Ma	Repair and Maintenance	Term Loan	7.75%	10/29/2023	197.1	197.1	—	—%
*^New Image Building Services, Inc. dba The Maids serving Oakland and Ma	Administrative and Support Services	Term Loan	7.75%	1/19/2026	67.8	67.8	—	—%
*^New Image Building Services, Inc.dba The Maids Servicing Oakland &Maco	Administrative and Support Services	Term Loan	7.75%	12/21/2026	39.0	39.0	—	—%
*^New Image Building Services, Inc.	Administrative and Support Services	Term Loan	7.75%	5/18/2027	138.9	138.9	—	—%
*Farec, Inc	Amusement, Gambling, and Recreation Industries	Term Loan	7.5%	12/29/2042	259.4	259.4	248.3	0.09%
*^Galaforo Construction and Companies LLC	Construction of Buildings	Term Loan	7.5%	12/15/2042	207.8	207.8	201.4	0.07%
*Galaforo Construction LLC and Paul M Galaforo, Jr.	Construction of Buildings	Term Loan	7.5%	12/15/2027	329.0	329.0	135.7	0.05%
*^Gino Italian American Deli and Meat Market Inc	Food and Beverage Stores	Term Loan	7%	7/25/2041	119.9	119.9	102.1	0.03%
*Grand Manor Realty, Inc. & Kevin LaRoe	Real Estate	Term Loan	6%	2/20/2023	19.0	19.0	17.8	0.01%
*^Green Country Filter Manufacturing LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	4/27/2026	68.3	68.3	55.4	0.02%
*^Groundworks Unlimited LLC	Specialty Trade Contractors	Term Loan	6%	12/17/2023	8.8	8.8	8.5	—%
*Guzman Group,LLC	Rental and Leasing Services	Term Loan	6%	9/30/2019	173.8	173.8	2.5	—%
*Hagerstown Muffler, Inc. and JMS Muffler, Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/24/2040	311.5	311.5	292.5	0.10%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
*Harrelson Materials Management,Inc	Waste Management and Remediation Services	Term Loan	6%	6/24/2021	465.2	465.2	24.6	0.01%
*^Hartford Cardiology Group LLC and Ideal Nutrition of Connecticut LLC	Ambulatory Health Care Services	Term Loan	6.25%	6/30/2026	462.5	462.5	—	—%
*^Hascher Gabelstapler Inc	Repair and Maintenance	Term Loan	7%	3/26/2024	96.1	96.1	53.0	0.02%
*^HG Ventures, Inc.	Truck Transportation	Term Loan	7.5%	3/9/2028	120.9	120.9	93.0	0.03%
*^HG Ventures, Inc. dba Diamond Head Trucking	Truck Transportation	Term Loan	7.5%	6/29/2030	897.0	897.0	693.8	0.24%
*Home Again Restaurant LLC	Food Services and Drinking Places	Term Loan	6.25%	6/30/2040	0.4	0.4	0.4	—%
*^Hurshell Leon Dutton dba High Jump Party Rentals	Rental and Leasing Services	Term Loan	Prime plus 2.75%	11/30/2025	13.6	13.6	13.4	—%
*^Ian Winterbotham dba Furnishing America	Furniture and Home Furnishings Stores	Term Loan	8%	11/17/2027	87.7	87.7	—	—%
*^InformationTelevision Network Inc	Motion Picture and Sound Recording Industries	Term Loan	7.5%	9/22/2041	823.0	823.0	784.9	0.27%
*^J And G Group Services LLC and United Vending of Florida Inc and John	Merchant Wholesalers, Nondurable Goods	Term Loan	7.25%	7/28/2026	29.6	29.6	29.1	0.01%
*J Harris Trucking LLC	Truck Transportation	Term Loan	7.25%	5/19/2027	18.7	18.7	8.2	—%
*^J Harris Trucking, LLC	Truck Transportation	Term Loan	7.25%	5/13/2026	38.1	38.1	34.6	0.01%
*J Olson Enterprises LLC and Olson Trucking Direct, Inc.	Truck Transportation	Term Loan	6%	6/28/2025	628.4	628.4	45.5	0.02%
*^Jacksonville Beauty Institute Inc. dba Beauty Institute's	Educational Services	Term Loan	7%	10/23/2025	9.4	9.4	—	—%
*Jenny's Wunderland, Inc.	Social Assistance	Term Loan	6%	6/29/2036	98.8	98.8	9.7	—%
*Juliador Resources LLC DBA Cue Hair Salon and Skin Care	Personal and Laundry Services	Term Loan	7.25%	5/24/2027	21.9	21.9	19.8	0.01%
*^Kantz LLC and Kantz Auto LLC dba Kantz's Hometown Auto	Motor Vehicle and Parts Dealers	Term Loan	6.25%	10/29/2039	11.1	11.1	8.1	—%
*^Kids at Heart,LLC dba Monster Mini Golf	Amusement, Gambling, and Recreation Industries	Term Loan	6.75%	9/22/2026	20.2	20.2	15.5	0.01%
*^Knowledge First Inc dba Magic Years of Learning and Kimberly Knox	Social Assistance	Term Loan	8%	3/21/2039	133.3	133.3	125.1	0.04%
*^Kostekos Inc dba New York Style Pizza	Food Services and Drinking Places	Term Loan	8%	2/6/2040	61.9	61.9	34.2	0.01%
*Krishna of Orangeburg, Inc.	Accommodation	Term Loan	6%	2/20/2032	10.3	10.3	5.5	—%
*Kup's Auto Spa Inc	Repair and Maintenance	Term Loan	6.25%	11/15/2038	70.5	70.5	32.6	0.01%
*Kup’s Auto Spa, Inc.	Repair and Maintenance	Term Loan	6.25%	10/23/2025	54.7	54.7	—	—%
*L.M. Jury Enterprises, Inc dba Midwest Monograms	Textile Product Mills	Term Loan	7.25%	10/28/2025	60.6	60.6	9.4	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
*LA Diner Inc dba Loukas L A Diner	Food Services and Drinking Places	Term Loan	7.25%	9/28/2037	617.8	617.8	589.3	0.20%
*^Las Casuelas Del Este Inc.	Food Services and Drinking Places	Term Loan	7%	9/29/2041	253.4	253.4	—	—%
*^Lowgap Grocery & Grill LLC	General Merchandise Stores	Term Loan	7.25%	3/24/2041	48.0	48.0	40.3	0.01%
*M & H Pine Straw Inc and Harris L. Maloy	Merchant Wholesalers, Nondurable Goods	Term Loan	7.5%	3/21/2023	197.4	197.4	57.9	0.02%
*M & H Pine Straw, Inc and Harris L. Maloy	Support Activities for Agriculture and Forestry	Term Loan	6%	4/30/2020	54.2	54.2	51.7	0.02%
*M & H Pine Straw, Inc.and Harris Maloy	Support Activities for Agriculture and Forestry	Term Loan	7.5%	7/10/2020	27.4	27.4	19.7	0.01%
*M & H Pinestraw, Inc. and Harris L. Maloy	Merchant Wholesalers, Nondurable Goods	Term Loan	7.5%	12/15/2021	133.8	133.8	48.3	0.02%
*^M and C Renovations Inc	Construction of Buildings	Term Loan	6.25%	10/31/2024	12.8	12.8	8.2	—%
*^Mariam Diner Inc dba Country Kitchen Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/18/2026	42.8	42.8	24.3	0.01%
*Matchless Transportation LLC dba First Class Limo	Transit and Ground Passenger Transportation	Term Loan	6.25%	8/3/2022	121.4	121.4	98.5	0.03%
*^Medeiros Holdings Inc dba Outdoor Lighting Perspectives of the Triad	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	7%	11/25/2025	19.6	19.6	13.1	—%
*Mojo Brands Media, LLC	Broadcasting (except Internet)	Term Loan	6%	8/28/2023	725.0	725.0	335.5	0.11%
*^Morris Glass and Construction Inc	Specialty Trade Contractors	Term Loan	15%	10/1/2023	437.3	437.3	418.3	0.14%
*Nelson Sargsyan dba HDA Trucking	Support Activities for Transportation	Term Loan	7.75%	6/16/2025	100.8	100.8	65.1	0.02%
*^Nowatzke Service Center Inc dba Nowatzke Truck and Trailer	Repair and Maintenance	Term Loan	7%	1/29/2026	96.9	96.9	34.1	0.01%
*^Olsen Bros. Transportation, Inc. & Golden Spike Leasing, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	6/20/2028	603.5	603.5	275.0	0.09%
*Paragon Fabricators Inc, Paragon Field Services, Inc and Paragon Globa	Heavy and Civil Engineering Construction	Term Loan	7%	9/28/2026	571.2	571.2	26.7	0.01%
*^Paragon Global, LLC and Paragon Fabricators Inc and Paragon Field Serv	Heavy and Civil Engineering Construction	Term Loan	7%	9/28/2041	110.1	110.1	105.0	0.04%
*^Peckett's Inc	Crop Production	Term Loan	7%	7/27/2041	85.7	85.7	65.0	0.02%
*Pooh's Corner Realty LLC and Pooh's Corner Inc	Social Assistance	Term Loan	7%	7/23/2040	100.3	100.3	98.7	0.03%
*^Ramjay Inc.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	1/13/2027	389.4	389.4	322.3	0.11%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
*^RDT Enterprises LLC	Specialty Trade Contractors	Term Loan	7%	9/15/2027	136.9	136.9	79.4	0.03%
*RDT Enterprises, L.L.C.	Specialty Trade Contractors	Term Loan	7%	11/12/2025	19.6	19.6	—	—%
*^RDT Enterprises, LLC	Specialty Trade Contractors	Term Loan	7%	12/31/2028	111.5	111.5	71.5	0.02%
*^Route 130 SCPI Holdings LLC (EPC) Route 130 SCPI Operations LLC (OC) d	Food Services and Drinking Places	Term Loan	6.25%	9/30/2039	279.5	279.5	123.4	0.04%
*^Scoler LLC dba Gold's Gym	Amusement, Gambling, and Recreation Industries	Term Loan	7.75%	4/29/2026	210.5	210.5	207.2	0.07%
*Scoville Plumbing & Heating Inc and Thomas P. Scoville	Specialty Trade Contractors	Term Loan	6.75%	7/25/2022	32.1	32.1	26.1	0.01%
*^SDA Holdings LLC and Les Cheveux Salon Inc	Personal and Laundry Services	Term Loan	7.5%	12/15/2040	108.5	108.5	106.8	0.04%
*Select Propane & Fuel Inc. and Select Fuel & Convenience LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	7.5%	2/10/2030	592.5	592.5	108.5	0.04%
*Shaffer Automotive Repair, LLC	Repair and Maintenance	Term Loan	7%	5/24/2030	132.8	132.8	66.2	0.02%
*Shane M. Howell and Buck Hardware and Garden Center, LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	7.5%	12/27/2038	113.4	113.4	87.2	0.03%
*Shivsakti, LLC dba Knights Inn	Accommodation	Term Loan	6.25%	12/20/2032	3.3	3.3	—	—%
*^Smooth Grounds, Inc.	Food Services and Drinking Places	Term Loan	7.75%	12/31/2018	22.9	22.9	22.6	0.01%
*^SNS of Central Alabama, LLC dba Steak N Shake dba Steak N Shake Bigl	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/21/2026	45.2	45.2	43.8	0.01%
*^Soregard Inc	Furniture and Related Product Manufacturing	Term Loan	7.5%	6/30/2041	158.9	158.9	80.5	0.03%
*^Sourceco Limited Liability Company	Merchant Wholesalers, Nondurable Goods	Term Loan	6.5%	12/17/2025	45.0	45.0	42.9	0.01%
*Sovereign Communications LLC	Broadcasting (except Internet)	Term Loan	6.75%	2/7/2024	649.5	649.5	507.5	0.17%
*Stellar Environmental LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/18/2023	30.6	30.6	29.2	0.01%
*STK Ventures Inc dba JP Dock Service & Supply	Specialty Trade Contractors	Term Loan	6%	5/9/2037	31.6	31.6	11.5	—%
*Stormrider Inc dba Shirley's Stormrider Inc	Truck Transportation	Term Loan	7.25%	9/23/2025	53.1	53.1	—	—%
*^Stormrider Inc dba Shirley's Stormrider, Inc	Truck Transportation	Term Loan	7.75%	11/25/2024	102.9	102.9	37.5	0.01%
*^Street Magic Enterprise LLC	Gasoline Stations	Term Loan	7.75%	12/21/2027	86.3	86.3	16.2	0.01%
*^Street Magic Enterprise LLC dba New Lisbon Travel Mart	Gasoline Stations	Term Loan	7.5%	11/7/2042	419.0	419.0	399.6	0.14%
*^Suncrest Stone Products LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	7.25%	8/29/2041	635.4	635.4	531.7	0.18%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
*^Suncrest Stone Products LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	7.5%	8/29/2026	536.6	536.6	445.3	0.15%
*T and B Boots Inc dba Takken's Shoes	Clothing and Clothing Accessories Stores	Term Loan	7%	3/31/2025	23.0	23.0	20.7	0.01%
*^T and B Boots Inc dba Takken's Shoes	Clothing and Clothing Accessories Stores	Term Loan	7.25%	6/17/2026	204.5	204.5	—	—%
*T and B Boots Inc dba Takken's Shoes	Clothing and Clothing Accessories Stores	Term Loan	7.25%	12/7/2026	95.2	95.2	92.2	0.03%
*Tannehill Enterprises Inc dba Hobbytown USA Folsom	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	7.75%	10/14/2025	71.1	71.1	44.3	0.02%
*^Tarver-Henley Inc. and Tar-Hen LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	7.75%	6/21/2042	314.6	314.6	219.9	0.08%
*^The Delon Group LLC dba I Love Juice Bar	Food Services and Drinking Places	Term Loan	7%	5/12/2026	18.6	18.6	17.7	0.01%
*^Tim's Tire & Automotive Center, LLC	Support Activities for Transportation	Term Loan	7%	8/16/2026	410.2	410.2	—	—%
*^The Woods at Bear Creek LLC and Bear Creek Entertainment LLC dba The	Accommodation	Term Loan	7%	9/29/2039	489.6	489.6	467.0	0.16%
*Thomas P. Scoville dba Scoville Plumbing & Heating, Inc.	Specialty Trade Contractors	Term Loan	6.75%	11/16/2021	32.9	32.9	32.4	0.01%
*Transmission Solutions Group, Inc. and Calhoun Satellite Communicatio	Telecommunications	Term Loan	7%	12/2/2041	141.3	141.3	66.8	0.02%
*^Tri-State Remodeling & Investments, LLC	Specialty Trade Contractors	Term Loan	7.5%	12/11/2025	10.3	10.3	7.4	—%
*^TX Superior Communications, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/19/2028	88.5	88.5	56.2	0.02%
*^Vision Automotive LLC dba Vision Chrysler Jeep Dodge Ram of Defiance	Motor Vehicle and Parts Dealers	Term Loan	7.5%	9/29/2029	295.3	295.3	186.4	0.06%
*Vision Collision Center LLC dba Integrity Auto Body & Vision Automoti	Repair and Maintenance	Term Loan	7.5%	11/21/2027	349.2	349.2	—	—%
*Warner Family Restaurant LLC dba Burgerim	Food Services and Drinking Places	Term Loan	8%	5/3/2028	20.1	20.1	2.8	—%
*^Webb Eye Associates, PA	Ambulatory Health Care Services	Term Loan	7.25%	7/19/2027	71.2	71.2	29.0	0.01%
*^Wilban LLC	Food Services and Drinking Places	Term Loan	7.5%	3/11/2026	93.2	93.2	88.9	0.03%
*^Wilban LLC	Food Services and Drinking Places	Term Loan	7.25%	3/28/2039	402.7	402.7	298.6	0.10%
*Work of Heart Inc dba Little Nest Portraits	Professional, Scientific, and Technical Services	Term Loan	7.5%	1/10/2028	5.2	5.2	5.1	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
*^Work of Heart Inc dba Little Nest Portraits	Professional, Scientific, and Technical Services	Term Loan	7.5%	7/28/2027	47.1	47.1	46.3	0.02%
Total Non-Performing Unguaranteed SBA Investments					$38,397.2	$38,575.9	$22,311.3	7.64%

Total Unguaranteed SBA Investments					$370,149.3	$370,328.0	$366,768.7	125.60%

Performing and Non-Performing SBA Guaranteed Investments (4)
Matrix Z LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 6.5%	2/27/2029	12.5	12.5	13.8	—%
Danielle Vance LPC, LLC dba Danielle Vance MA, LPC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/27/2029	32.3	32.3	35.6	0.01%
Cocomo Joe's LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/28/2029	19.6	19.6	21.6	0.01%
Four Seasons Laser Center Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/28/2029	85.0	85.0	93.8	0.03%
Iredell Oral & Facial Surgery, P.C. dba Johnson Oral Surgery	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/29/2044	2,475.0	2,475.0	2,785.6	0.95%
Peak Performance Associates LLC dba Nova Hypnosis and Wellness	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/29/2029	180.0	180.0	198.6	0.07%
NuBe Business Group LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/29/2044	123.0	123.0	138.9	0.05%
Felipe Antonio Del Valle M.D. P.A.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/29/2029	85.0	85.0	93.8	0.03%
Pizzaplex L3C	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/29/2029	134.3	134.3	148.2	0.05%
EJ & James Transport LLC	Truck Transportation	Term Loan	Prime plus 2.75%	3/29/2029	53.6	53.6	59.1	0.02%
Key HR Associates, Inc dba Parents Choice for Kids	Social Assistance	Term Loan	Prime plus 2.75%	3/29/2044	1,361.3	1,361.3	1,536.9	0.53%
Knoxville Room Service	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/29/2029	38.3	38.3	42.2	0.01%
Outtasight Careers, LLC dba Gecko Hospitality	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/29/2029	156.0	156.0	172.2	0.06%
Turtle Shirts, LLC	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/29/2029	161.3	161.3	177.9	0.06%
Pirate Cove Marina Inc, DRK Irrevocable Trust, BEK Irrevocable Trust	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/29/2044	2,981.3	2,981.3	3,353.9	1.15%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
La Favorita Radio Network	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	3/29/2029	1,125.0	1,125.0	1,240.6	0.42%
Paramount Dance Studios Inc. and Homestead Dance Supply	Educational Services	Term Loan	Prime plus 2.75%	10/14/2043	1,243.5	1,243.5	1,375.7	0.47%
Lou & Choo Enterprises Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/28/2044	101.4	101.4	114.5	0.04%
Metropolitan Solutions Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/30/2043	368.6	368.6	413.8	0.14%
Kneading Dough LLC dba NY Bagel Cafe & Deli,NY Bagel, New York Bagel	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/23/2029	102.5	102.5	112.3	0.04%
*AVM LLC dba Luv 2 Play	Social Assistance	Term Loan	Prime plus 2.75%	6/1/2028	78.2	78.2	85.2	0.03%
Bio-Haz Solutions, Inc.	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	5/29/2044	962.0	962.0	1,080.4	0.37%
Bio-Haz Solutions, Inc	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/29/2029	631.6	631.6	695.7	0.24%
National Stone LTD and NSI Group Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	8/31/2044	591.5	591.5	664.9	0.23%
Hackstaff Restaurants LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/15/2029	312.5	312.5	344.7	0.12%
UK, LLC dba Pita Pit	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/30/2029	134.4	134.4	148.3	0.05%
JP Dhillon's Foods LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/1/2029	191.6	191.6	211.4	0.07%
Vancole Investments, Inc. dba Smoothie King #913	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/7/2044	821.9	821.9	927.5	0.32%
Beau & HB Inc dba Beau's Billiard, Bowling & Arcade	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/16/2029	116.6	116.6	128.6	0.04%
Thames Aquatic Club, LLC	Educational Services	Term Loan	Prime plus 2.75%	7/21/2029	59.6	59.6	65.8	0.02%
JejoJesi Corp dba Dukunoo Jamaican Kitchen, Dunkunoo	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/19/2029	126.4	126.4	139.5	0.05%
Sheldon T Banks and Sheldon T Banks LLC dba Serenity Funeral Chapel ll	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/19/2044	182.9	182.9	206.4	0.07%
Healthy and Fresco LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/20/2029	103.4	103.4	114.1	0.04%
Accel Compression Inc.,Accel Workover Services Inc	Rental and Leasing Services	Term Loan	Prime plus 2.75%	6/21/2044	374.6	374.6	422.9	0.14%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
CMLCLEARWATERBEACH.LLC dba Cousins Maine Lobster	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/11/2029	117.6	117.6	129.7	0.04%
Better Dayz PT, Inc. dba Physical Therapy Now	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/7/2029	63.1	63.1	69.7	0.02%
Shepherd Fitness, LLC dba Workout Anytime Ooltewah	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/8/2029	415.7	415.7	458.8	0.16%
M & M Burgers Inc dba Checkers	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2029	222.1	222.1	245.1	0.08%
Mill Creek Early Childhood Program LLC	Social Assistance	Term Loan	Prime plus 2.75%	6/11/2029	32.3	32.3	35.6	0.01%
Panetcarne Inc.dba Jersey Mike's Subs Greenfield	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/15/2029	42.5	42.5	46.9	0.02%
Ocean Trans LLC and Dehal Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	3/27/2029	150.0	150.0	165.5	0.06%
PA Sobol Partners LLC dba Sobal	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/28/2029	63.8	63.8	70.4	0.02%
Total SBA Guaranteed Performing and Non-Performing Investments					$16,633.8	$16,633.8	$18,586.1	6.36%

Total SBA Unguaranteed and Guaranteed Investments					$386,783.1	$386,961.8	$385,354.8	131.97%

Controlled Investments (5) (21)
*Advanced Cyber Security Systems, LLC (6), (20)	Data processing, hosting and related services.	50% Membership Interest	—%	—	—	—	—	—%
		Term Loan	3%	December 2014	381.0	381.0	—	—%
*Automated Merchant Services, Inc. (7), (20)	Data processing, hosting and related services.	100% Common Stock	—%	—	—	—	—	—%
CDS Business Services, Inc. (8)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Common Stock	—%	—	—	4,428.0	5,000.0	1.71%
		Line of Credit	Prime plus 2.5%	December 2019	5,000.0	5,000.0	5,000.0	1.71%
		Term Loan	10%	April 2020	525.0	525.0	525.0	0.18%
*Newtek Technology Solutions, Inc. (11)	Data processing, hosting and related services.	100% Common Stock	—%	—	—	8,384.0	7,000.0	2.40%
		Line of Credit	LIBOR plus 2.5%	November 2028	7,200.0	7,200.0	7,200.0	2.47%
*Newtek Insurance Agency, LLC (13)	Insurance Carriers and Related Activities	100% Membership Interest	—%	—	—	135.0	2,215.0	0.76%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
*PMTWorks Payroll, LLC (9)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	1,291.1	—	—%
		Term Loan	10%-12%	Various maturities through May 2020	2,685.0	2,685.0	—	—%
Small Business Lending, LLC (12), (20)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	598.0	3,948.0	1.35%
*ADR Partners, LLC dba banc-serv Partners, LLC (12)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	7,041.2	—	—%
International Professional Marketing, Inc. (16)	Professional, Scientific, and Technical Services	100% Common Stock	—%	—	—	4,000.0	3,300.0	1.13%
		Line of Credit	Prime plus 0.5%	April 2021	300.0	300.0	300.0	0.10%
SIDCO, LLC (16)	Professional, Scientific, and Technical Services	100% Membership Interest	—%	—	—	7,119.7	7,500.0	2.57%
		Line of Credit	Prime plus 0.5%	July 2019	100.0	100.0	100.0	0.03%
Newtek Merchant Solutions, LLC (11)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	16,438.0	116,250.0	39.81%
Mobil Money, LLC (17)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	2,980.0	2,980.0	1.02%
Newtek Business Lending, LLC (10)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	6,063.0	9,063.0	3.10%
Newtek Conventional Lending, LLC (18)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	50% Membership Interest	—%	—	—	12.5	12.5	—%
Titanium Asset Management, LLC (14)	Administrative and Support Services	Term Loan	10%	Various maturities through March 2021	1,093.9	1,093.9	900.0	0.31%
		100% Membership Interest	—%	—	—	—	—	—%
Excel WebSolutions, LLC (15)	Data processing, hosting and related services.	Term Loan	10%	September 2020	159.2	159.2	—	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
		50% Membership Interest	—	—	—	—	—	—%
Total Controlled Investments					$17,444.1	$75,934.6	$171,293.5	58.66%

Non-Control/Affiliate Investments (21)
EMCAP Loan Holdings, LLC (19) (24)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	6.04% Membership Interest	—%	—	$—	$1,000.0	$1,000.0	0.34%

Investments in Money Market Funds
UBS Select Treasury Institutional Fund - 2.26% yield					$9.0	$9.0	$9.0	—%

Total Investments					$404,236.2	$463,905.4	$557,657.3	190.97%

^ Denotes investment has been pledged as collateral under the Securitization Trusts.
* Denotes non-income producing security.
(1) Newtek values each unguaranteed portion of SBA 7(a) performing loans (“Loan”) using a discounted cash flow analysis which projects future cash flows and incorporates projections for Loan pre-payments and Loan defaults using historical portfolio data. The data predicts future prepayment and default probability on curves which are based on Loan age. The recovery assumption for each Loan is specific to the discounted valuation of the collateral supporting that Loan. Each Loan’s cash flow is discounted at a rate which approximates a market yield. The Loans were originated under the SBA 7(a) program and conform to the underwriting guidelines in effect at their time of origination. Newtek has been awarded Preferred Lender Program (“PLP”) status from the SBA. Portions of these Loans are not guaranteed by the SBA. Individual loan participations can be sold to institutions which have been granted an SBA 750 license. Loans can also be sold as a pool of loans in a security form to qualified investors. Includes 5 loans with a cost basis of $4,615,000 and fair value of $4,405,000 which NSBF owns 100% of the outstanding loan balance that were originated by NSBF, but are no longer deemed SBA 7(a) loans as a result of Newtek repurchasing the guaranteed portions of the loans from the SBA.
(2) Prime Rate is equal to 5.50% as of March 31, 2019.
(3) Newtek values non-performing SBA 7(a) loans using a discounted cash flow analysis of the underlying collateral which supports the loan. Net recovery of collateral, (fair value less cost to liquidate) is applied to the discounted cash flow analysis based upon a time to liquidate estimate. Modified loans are valued based upon current payment streams and are re-amortized at the end of the modification period. Includes 3 loans with a cost basis of $6,929,000 and fair value of $3,625,000 which NSBF owns 100% of the outstanding loan balance that were originated by NSBF, but are no longer deemed SBA 7(a) loans as a result of Newtek repurchasing the guaranteed portions of the loans from the SBA.
(4) Newtek values guaranteed performing SBA 7(a) loans using the secondary SBA 7(a) market as a reference point. Newtek routinely sells performing SBA 7(a) loans into this secondary market. Guaranteed portions of SBA 7(a) loans partially funded as of the valuation date are valued using level two inputs as disclosed in Note 6.
(5) Controlled Investments are disclosed above as equity investments (except as otherwise noted) in those companies that are “Controlled Investments” of the Company as defined in the Investment Company Act of 1940. A company is deemed to be a “Controlled Investment” of Newtek Business Services Corp. if Newtek Business Services Corp. or its subsidiaries owns more than 25% of the voting securities of such company. See Note 4 in the accompanying notes to the condensed consolidated financial statements for transactions during the three months ended March 31, 2019 with affiliates the Company is deemed to control.

See accompanying notes to unaudited condensed consolidated financial statements.

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
(16) 100% owned by Newtek Business Services Holdco 2, Inc. (a subsidiary of Newtek Business Services Corp.).
(17) 100% owned by Newtek Business Services Holdco 4, Inc. (a subsidiary of Newtek Business Services Corp.).
(18) 50% owned by Newtek Conventional Lending, Inc. (a subsidiary of Newtek Business Services Corp.).
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
(24) Restricted security initially obtained on April 25, 2018.
(25) Under the Investment Company Act of 1940, as amended, the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. At March 31, 2019, 5.5% of total assets are non-qualifying assets.

As of March 31, 2019, the federal tax cost of investments was $463,905,000 resulting in estimated gross unrealized gains and losses of $139,235,000 and $37,099,000, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Performing SBA Unguaranteed Investments (1)
HDD Solutions, LLC	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	12/31/2028	$553.8	$553.8	$527.5	0.18%
Romain Tower Inc. David Romaine, Sugar Land Crane and Rigging, LLC	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	12/31/2028	237.5	237.5	213.1	0.07%
The Chop House Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/31/2043	557.8	557.8	575.3	0.20%
Galt Insurance Group of Bonita Springs, LLC & Bonita Safety Institute	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	12/28/2043	18.8	18.8	20.6	0.01%
Superior Concepts Acquisition Corp	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/28/2028	119.8	119.8	111.4	0.04%
Nix and Nix Funeral Home North Inc,	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/28/2043	569.5	569.5	610.9	0.21%
Capitol Fitness Shelby Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/28/2028	18.2	18.2	16.8	0.01%
American Rewinding of NC Inc dba MTS	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/28/2028	425.0	425.0	396.2	0.14%
Omega Funeral and Cremation Services, LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/28/2043	342.9	342.9	355.1	0.12%
Superior Concepts Acquisition Corp	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/28/2043	509.6	509.6	514.0	0.18%
Insight Vision Care, PC, CRMOD Lubbock, P.C.,Vielm Vision Eyecare Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/27/2043	1,137.8	1,137.8	1,170.1	0.41%
East Breeze LLC dba Historic Springdale Pub and Eatery	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/27/2043	128.3	128.3	136.0	0.05%
Children First Home Health Care Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/27/2028	300.0	300.0	286.9	0.10%
Medworxs Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/27/2028	10.5	10.5	9.4	—%
Green Valley Landscape Management Inc. dba Apopka Mower and Equipment	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/27/2043	463.5	463.5	475.5	0.17%
Fave Realty Inc.	Real Estate	Term Loan	Prime plus 2.75%	12/27/2043	123.5	123.5	135.6	0.05%
Simkar LLC, Neo Lights Holding Inc, Kalco Lighting, LLC	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	12/26/2043	500.0	500.0	549.1	0.19%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Reservations Unlimited LLC	Real Estate	Term Loan	Prime plus 2.75%	12/26/2043	142.3	142.3	151.1	0.05%
BD Branson Victorian LLC dba Branson Victorian Inn	Accommodation	Term Loan	Prime plus 2.75%	12/24/2043	497.0	497.0	533.9	0.19%
Timios Enterprises Corp dba Palm Court	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/24/2043	707.6	707.6	741.7	0.26%
RM Hawkins LLC	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/24/2028	300.0	300.0	281.8	0.10%
LP Industries, Inc and Playground Packages, LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/21/2028	93.8	93.8	84.0	0.03%
Tri-State Financial Group Inc	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	12/21/2028	37.8	37.8	33.8	0.01%
Royalty Freight Inc	Truck Transportation	Term Loan	Prime plus 2.75%	12/21/2028	97.5	97.5	87.1	0.03%
Fifth Wheel Truck Stop 001, Inc.	Gasoline Stations	Term Loan	Prime plus 2.75%	12/21/2028	105.0	105.0	93.8	0.03%
Siman Trio Trading	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/21/2028	150.0	150.0	134.8	0.05%
The Law Office of Jared E. Shapiro, P.A.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/21/2028	11.3	11.3	10.0	—%
Kyle M Walker DDS, PC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2028	112.5	112.5	101.5	0.04%
Diamond Estates LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	12/21/2028	75.0	75.0	67.0	0.02%
Burgess and Dudley, Incorporated	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/21/2028	237.5	237.5	220.1	0.08%
D.A.F.S Transport, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	12/21/2028	660.0	660.0	653.7	0.23%
Precision Bytes LLC dba Tower Connect	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/21/2028	129.8	129.8	116.6	0.04%
Accel Compression Inc., Accel Workover Services Inc	Rental and Leasing Services	Term Loan	Prime plus 2.75%	6/21/2044	44.5	44.5	48.9	0.02%
Cammarata Associates LLC	Credit Intermediation and Related Activities	Term Loan	Prime plus 2.75%	12/21/2028	75.0	75.0	67.0	0.02%
C&D Trucking & Equipment Service, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/21/2028	117.5	117.5	122.2	0.04%
Baseline Health, LLC & Baseline Health Management, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2028	118.8	118.8	107.9	0.04%
Sesolinc GRP, Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/21/2028	375.0	375.0	355.5	0.12%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
ETS Tree Service Inc and Eastern Tree Service, Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/21/2028	230.0	230.0	216.6	0.08%
Local Liberty Inc dba The Wardsboro Country Store	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/20/2043	155.3	155.3	164.9	0.06%
Yellow Fin Marine Services LLC, K Marine XI, LLC K Marine VIII, LLC	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/20/2028	662.5	662.5	648.5	0.23%
Graff Excavating, Inc	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	12/20/2028	195.5	195.5	176.9	0.06%
Flashii App, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/20/2028	62.5	62.5	63.8	0.02%
Alaska Motor Home Inc	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/20/2028	300.0	300.0	284.8	0.10%
Hotel Compete, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/20/2028	62.5	62.5	55.8	0.02%
Healthy and Fresco LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/20/2029	25.0	25.0	23.5	0.01%
CK Green Parners, LLC dba Reis and Irvy's Columbus	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/20/2029	187.5	187.5	179.3	0.06%
Darian L Hampton DDS PA and Darian L. Hampton	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/20/2028	300.0	300.0	269.8	0.09%
Roots N Shoots, LLC & Yardplus LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/20/2028	68.0	68.0	61.7	0.02%
Cedric Construction Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/20/2028	100.0	100.0	104.0	0.04%
Accent Comfort Services, Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/19/2028	68.8	68.8	61.8	0.02%
Marlin Lighting LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/19/2028	101.8	101.8	90.9	0.03%
Sheldon T Banks and Sheldon T Banks LLC dba Serenity Funeral Chapel ll	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/19/2044	28.9	28.9	31.7	0.01%
Always Goldie's Florist	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/19/2028	11.7	11.7	10.6	—%
The Cromer Company	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/19/2028	500.0	500.0	448.0	0.16%
JejoJesi Corp dba Dukunoo Jamaican Kitchen, Dunkunoo	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/19/2029	42.1	42.1	41.4	0.01%
^Mediterranean Tastes Inc dba Mediterranean Tastes Since 1974	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/14/2028	15.8	15.8	14.1	—%
^Peanut Butter & Co., Inc.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/14/2028	250.0	250.0	223.3	0.08%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Alpha Landscape Contractors, Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/14/2029	334.0	334.0	311.6	0.11%
^YBL Restaurant Group LLC dba Tropisueno	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/14/2029	377.0	377.0	339.6	0.12%
^Cordoba Foods LLC, Multi Logistics Network Inc, Karina Mena	Food Manufacturing	Term Loan	Prime plus 2.75%	12/14/2028	317.5	317.5	294.8	0.10%
^Alpha Omega Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	12/14/2028	70.0	70.0	72.8	0.03%
^Healthy Human, LLC	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/14/2028	125.0	125.0	111.7	0.04%
^Aero Consulting and Engineering Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/14/2028	15.0	15.0	13.4	—%
^L&M Services, LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/14/2043	200.0	200.0	209.2	0.07%
^Redskin Cafe Inc. dba Goodfellas Wine & Spirits, Redskin Cafe Inc.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/14/2043	245.8	245.8	266.9	0.09%
^Ventures TBD LLC dba The Bottle Tree	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/14/2043	98.8	98.8	101.6	0.04%
^Fitness Orlando LLC & Fitness Orlando Oviedo, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/14/2028	275.0	275.0	254.6	0.09%
^Stony Creek Wellness Group, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/14/2043	98.8	98.8	105.0	0.04%
Sound Contracting LLC	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/14/2043	197.0	197.0	200.3	0.07%
Sound Contracting LLC	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/14/2028	41.8	41.8	39.4	0.01%
^OC Helicopters LLC	Air Transportation	Term Loan	Prime plus 2.75%	12/13/2028	25.0	25.0	26.0	0.01%
^The Miller Center for Esthetic Excellence	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/13/2043	387.5	387.5	383.0	0.13%
^Plan B Burger LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/13/2029	1,050.0	1,050.0	976.2	0.34%
^Burton Realty Co., Inc dba Anchor Realty, Northeast	Real Estate	Term Loan	Prime plus 2.75%	12/13/2028	303.0	303.0	270.7	0.09%
^Tapia Auto Care, LLC dba Shoreline Quick LUbe and Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/13/2043	977.5	977.5	1,000.2	0.35%
D for Dream LLC dba Blow Dry Bar Inc	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/13/2029	24.4	24.4	21.9	0.01%
^All About Kids and Families Mediical Center, Inc.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/13/2029	368.8	368.8	363.2	0.13%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^United States Plastic Equipment LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/13/2028	142.5	142.5	127.3	0.04%
Anglin Cultured Stone Products LLC dba Anglin Construction	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/12/2029	62.5	62.5	63.6	0.02%
^Tier1 Solutions LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/12/2029	10.2	10.2	9.1	—%
^Mateo Enterprise Inc dba El Milagro Market	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/12/2043	120.0	120.0	123.5	0.04%
^Behind The Scenes Chicago, LLC dba Paramount Events	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/12/2029	256.3	256.3	251.3	0.09%
^Ashwood Food Services Inc. dba Jake Rooney's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/12/2043	215.0	215.0	230.7	0.08%
Airstrike Firefighters LLC	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	12/12/2028	1,250.0	1,250.0	1,196.7	0.42%
^Mateo Enterprise Inc dba El Milagro Market	Food and Beverage Stores	Term Loan	Prime plus 2.75%	1/12/2029	60.0	60.0	53.7	0.02%
^Ashwood Food Services, Incorporated dba Jake Rooney's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/12/2029	67.5	67.5	62.9	0.02%
^Oregon Medical Training Private Career School Inc.	Educational Services	Term Loan	Prime plus 2.75%	1/11/2029	40.0	40.0	35.8	0.01%
^TFE Resources ,LTD	Utilities	Term Loan	Prime plus 2.75%	1/11/2029	597.5	597.5	548.6	0.19%
^B&B Bodega of Delray LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	1/11/2029	19.5	19.5	17.5	0.01%
White Wilson & Associates LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/11/2043	42.5	42.5	43.7	0.02%
^EMES Supply, LLC	General Merchandise Stores	Term Loan	Prime plus 2.75%	1/11/2029	125.0	125.0	114.0	0.04%
^Googlyoogly, LLC dba Bi-Rite Supermarket	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/11/2043	203.0	203.0	209.0	0.07%
^Hilltop Wine Shop, Inc dba Graceland Party	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/11/2043	128.0	128.0	133.7	0.05%
^The Duck's Nuts Inc dba Pet Place Market	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	1/11/2029	43.3	43.3	40.9	0.01%
^Team Henry, LLC dba Kelly Automotive of Deltona	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/10/2043	391.3	391.3	401.5	0.14%
^ZLM Services LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/10/2029	40.0	40.0	35.8	0.01%
^Shining Star Kids, Inc. dba Brain Balance	Educational Services	Term Loan	Prime plus 2.75%	1/7/2029	87.5	87.5	78.7	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Food Service Industry Consultants Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/7/2029	71.5	71.5	64.2	0.02%
^Metro R Services Inc. and Metal & Roof Supplies Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/6/2029	207.5	207.5	216.0	0.08%
^CET Inc	Truck Transportation	Term Loan	Prime plus 2.75%	1/6/2029	1,250.0	1,250.0	1,154.7	0.40%
^3SIXO Motorsports LLC dba 3SIXO Motorsports Shop	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	1/6/2029	98.3	98.3	88.2	0.03%
^Consulting Solutions, Inc and Mark Luciani	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/5/2029	57.5	57.5	51.4	0.02%
^Little West LLC, 340 Group LLC, Retail West LLc, Andrew W Walker	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/5/2029	87.5	87.5	79.0	0.03%
^Unique Home Solutions Inc. and Unique Home Solutions of Ohio	Construction of Buildings	Term Loan	Prime plus 2.75%	1/5/2029	250.0	250.0	260.3	0.09%
^Levine Daycare Inc dba Kids R Kids	Social Assistance	Term Loan	Prime plus 2.75%	1/5/2029	270.0	270.0	252.9	0.09%
^Jay Carlton's, LLC dba Jay Birds Rotisserie & Grill	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/4/2029	39.0	39.0	37.0	0.01%
^Access Staffing, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/4/2029	194.3	194.3	173.7	0.06%
^The Altitude Group LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/4/2029	150.0	150.0	134.7	0.05%
^York Concrete Corp	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/3/2043	200.0	200.0	217.1	0.08%
^Swantown Inn and Spa, LLC	Accommodation	Term Loan	Prime plus 2.75%	1/3/2029	13.5	13.5	14.1	—%
^Tammy's Place LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/30/2044	436.8	436.8	476.1	0.17%
^Microplex Co, Third Market LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/30/2028	165.0	165.0	147.4	0.05%
^Hernando Beach Motel LLC,The Purple Cow House o APancake A Inc.	Accommodation	Term Loan	Prime plus 2.75%	11/30/2043	225.0	225.0	247.1	0.09%
^Cabrera's Auto Services LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/30/2043	81.0	81.0	85.5	0.03%
^Water Station Holdings LLC	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/30/2028	693.3	693.3	662.9	0.23%
^Luxury Furniture, Inc.dba Venicasa & Luxe Home Interiors	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/30/2028	125.0	125.0	123.5	0.04%
^Albert M Quashie, DDS, PC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/29/2028	87.5	87.5	83.8	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^JJB Production LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/29/2028	7.4	7.4	6.6	—%
^Albert M. Quashie, DDS, PC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/29/2043	65.0	65.0	67.4	0.02%
^Bike Slug Holdings Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/28/2028	9.0	9.0	8.0	—%
^Extreme Granite Corp	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/28/2043	187.5	187.5	202.2	0.07%
^True Love Christian Academy LLC	Social Assistance	Term Loan	Prime plus 2.75%	12/28/2043	42.0	42.0	45.4	0.02%
^Recovery Boot Camp, LLC, Rule 62, Inc. and Healing Properties, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/28/2028	123.8	123.8	111.1	0.04%
^Level Up Gaming, Inc	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	11/28/2043	90.0	90.0	91.4	0.03%
^Sky Wonder Pyrotechnics, LLC dba Sky Wonder Fire and Safety Gear Up	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/28/2043	431.3	431.3	473.6	0.16%
^BEK Holdings LLC, Veseli Fine Art Galleries, LLC, Trusted.com LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/21/2028	1,250.0	1,250.0	1,278.9	0.44%
Thames Aquatic Club, LLC	Educational Services	Term Loan	Prime plus 2.75%	7/21/2029	18.5	18.5	19.3	0.01%
^Best Global Alternative North, LLC	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/21/2028	87.5	87.5	78.2	0.03%
^M.A.W. Enterprises LLC dbaY-Not Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/21/2028	22.5	22.5	21.1	0.01%
^Commonwealth Warehouse Inc	Warehousing and Storage	Term Loan	Prime plus 2.75%	12/20/2028	450.0	450.0	426.0	0.15%
^On Call Electrical of Georgia LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/20/2043	666.9	666.9	689.5	0.24%
^K & A Automotive Inc	Gasoline Stations	Term Loan	Prime plus 2.75%	11/19/2043	122.0	122.0	131.0	0.05%
^High Desert Transport, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	12/19/2028	76.0	76.0	70.0	0.02%
^Cali Fit Meals	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2028	62.5	62.5	56.0	0.02%
^Cocomo Joe's LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2028	1.7	1.7	1.6	—%
^Saunders Management LLC dba Northern Light Espresso Bar and Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/16/2028	40.5	40.5	42.1	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Beau & HB Inc dba Beau's Billiard, Bowling & Arcade	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/16/2029	6.9	6.9	7.2	—%
^Sektor Salutions Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/16/2028	158.0	158.0	141.2	0.05%
^Beau & HB Inc dba Beau's Billard, Bowling & Arcade	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/16/2043	70.0	70.0	73.1	0.03%
^Allegro Assisted Living Services of Texas LLC	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	11/15/2043	95.0	95.0	104.3	0.04%
^GEM2K, LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2043	381.3	381.3	398.3	0.14%
^Schafer Fisheries Inc.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	11/14/2028	50.0	50.0	52.0	0.02%
^US Dedicated LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/9/2028	420.0	420.0	381.1	0.13%
^Jinwoo Sushi Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/9/2028	22.3	22.3	23.1	0.01%
^Salon Femi LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/9/2028	7.5	7.5	7.2	—%
^McNeill Stokes	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/8/2028	6.8	6.8	6.0	—%
Vancole Investments, Inc. dba Smoothie King #913	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/7/2044	229.3	229.3	249.3	0.09%
^JN Thompson Ent, Inc.	Construction of Buildings	Term Loan	Prime plus 2.75%	12/7/2028	394.5	394.5	363.4	0.13%
JP Dhillon's Foods LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/1/2029	25.8	25.8	24.6	0.01%
^Peter Thomas Roth Labs LLC and June Jacobs Labs, LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/1/2028	325.0	325.0	290.3	0.10%
^Modutech Marine Inc	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	12/1/2028	375.0	375.0	390.0	0.14%
^Steele Security, LLC dba Signal 88 Security of San Antonio	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/31/2028	110.6	110.6	99.9	0.03%
^Abington Caregivers, LLC	Social Assistance	Term Loan	Prime plus 2.75%	11/30/2043	124.9	124.9	132.0	0.05%
Organic Juice Bar Wexford LLC dba The OJB "The Organic Juice Bar"	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/30/2029	81.3	81.3	73.9	0.03%
^C.A.T.I. Armor, LLC	Apparel Manufacturing	Term Loan	Prime plus 2.75%	10/30/2043	210.0	210.0	217.8	0.08%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
UK, LLC dba Pita Pit	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/30/2029	32.4	32.4	30.3	0.01%
^JAL Group, Inc. dba Brainy Boulevard Daycare	Social Assistance	Term Loan	Prime plus 2.75%	10/29/2028	56.8	56.8	51.4	0.02%
^Ohio Gold & Pawn LLC, Our New Building LLC and Corey Fischer	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	10/26/2028	146.0	146.0	151.8	0.05%
^The Face Place, LLC dba Classic Aesthetics	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/25/2028	10.0	10.0	9.0	—%
^Reliant Trucking Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	10/25/2028	132.3	132.3	124.1	0.04%
^Bellas Sports Pub, Inc dba Brewmasters Tavern	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/24/2043	69.7	69.7	75.8	0.03%
^Shovels and Whiskey LLC	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	10/16/2043	76.4	76.4	81.9	0.03%
Hackstaff Restaurants LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/15/2029	57.5	57.5	53.6	0.02%
^TA Coleman, LLC dba Tom's Truck Shop	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/12/2028	5.8	5.8	5.6	—%
^Cater To You Agency, LLC, dba Cater To You	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/11/2043	22.5	22.5	23.4	0.01%
^Faydon, Inc	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	10/10/2028	74.6	74.6	76.5	0.03%
^MB Click It Photography, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/10/2043	38.2	38.2	40.7	0.01%
^Wellfleet Consulting Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/9/2028	14.9	14.9	13.3	—%
^Apps Inc and Market Share Inc.	Telecommunications	Term Loan	Prime plus 2.75%	10/5/2028	94.5	94.5	84.4	0.03%
^Moore Care LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/4/2028	51.7	51.7	46.2	0.02%
^SwabCo Inc.	Support Activities for Mining	Term Loan	Prime plus 2.75%	9/28/2043	946.7	946.7	988.9	0.34%
^A-1 Van Sevices, Inc.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/28/2028	105.1	105.1	102.7	0.04%
^La Venezia Corporation dba La Venezia Ballroom & Robertos Lounge	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/28/2043	330.5	330.5	350.1	0.12%
^Burd Brothers Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	9/28/2028	534.0	534.0	513.1	0.18%
^Mellow Sweets, Inc dba Jaafer Sweets & Marwan Hamdan	Food Manufacturing	Term Loan	Prime plus 2.75%	9/28/2028	55.5	55.5	49.8	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Throop Family Holdings, Inc	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/28/2043	643.5	643.5	665.9	0.23%
^JAM Media Solutions LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/28/2028	887.5	887.5	813.2	0.28%
^Rami Technology USA, LLC	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	9/28/2028	178.4	178.4	160.6	0.06%
^Quality Electric & Data	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/27/2028	98.9	98.9	95.3	0.03%
Blue Seven, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/27/2029	49.8	49.8	46.4	0.02%
^Catherine Brandon, PSY.D., Inc dba Kenneth A Deluca, PH.D., & Associates	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/27/2028	117.4	117.4	105.3	0.04%
^TFR Transit Inc, The Free Ride Inc, South Florida Free Ride Inc.,Tag-A	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/27/2028	123.6	123.6	117.3	0.04%
^Blackwater Diving, LLC	Support Activities for Mining	Term Loan	Prime plus 2.75%	9/27/2028	791.1	791.1	723.2	0.25%
^Barricade Holding LLC and Action Barricade Company, LLC	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/27/2043	177.3	177.3	180.7	0.06%
^LG Law Center, Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/27/2028	14.8	14.8	13.6	—%
^Quality Electric & Data Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/27/2043	129.7	129.7	132.6	0.05%
^Zeeba Company, Inc dba Zeeba Rent-A-Van & 5 Star Rent- A-Van	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/27/2028	685.8	685.8	660.2	0.23%
^Action Barricade Company, LLC and Barricade Holding LLC	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/27/2028	333.4	333.4	320.3	0.11%
^Dentistry By Design, P.C	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/26/2028	14.8	14.8	13.6	—%
^US Shipping Trans Inc, Esteem Trucking Inc	Truck Transportation	Term Loan	Prime plus 2.75%	9/26/2028	822.9	822.9	809.0	0.28%
^Ace Auto Recovery, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/26/2043	159.6	159.6	168.9	0.06%
^Above and Beyond Preschool LLC	Social Assistance	Term Loan	Prime plus 2.75%	9/26/2043	551.3	551.3	587.4	0.20%
^Anglin Cultured Stone Products LLC dba Anglin Construction	Construction of Buildings	Term Loan	Prime plus 2.75%	9/26/2028	98.9	98.9	93.3	0.03%
^LTS School, Inc.	Educational Services	Term Loan	Prime plus 2.75%	9/26/2043	101.0	101.0	110.9	0.04%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Akron Biotechnology, LLC	Chemical Manufacturing	Term Loan	Prime plus 2.75%	9/25/2028	494.5	494.5	492.7	0.17%
^Bhatti LLC, Bhatti 3 LLC, dba Auntie Annes	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/25/2028	123.6	123.6	113.8	0.04%
^Steadfast Support Services, LLC	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	9/25/2028	11.9	11.9	10.6	—%
^Newsome Mobile Notary LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/25/2028	5.2	5.2	4.6	—%
^Alania Import & Export, Inc.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	9/24/2028	11.1	11.1	10.1	—%
^Phillip Ramos Upholstery Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/24/2028	15.3	15.3	13.6	—%
^D & D Optics Inc dba Sterling Optical	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2028	53.0	53.0	48.1	0.02%
^The Garden Club, LLC	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/21/2028	6.5	6.5	5.8	—%
^DC Lofty, LLC,	Accommodation	Term Loan	Prime plus 2.75%	9/21/2028	22.3	22.3	20.1	0.01%
^MillClem Corporation & Monticello Corporation	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	9/21/2043	330.8	330.8	363.1	0.13%
^Southern Services and Equipment, Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/21/2028	424.3	424.3	406.5	0.14%
^Southern Services and Equipment, Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/21/2043	209.8	209.8	213.2	0.07%
^Sommer Auto Sales, Inc	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/20/2028	340.6	340.6	351.8	0.12%
^Somerled Investments, LLC dba Mak's Place LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/20/2028	193.3	193.3	172.6	0.06%
^Tables and Bars Services, Inc and Tables and Bars Rentals, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/20/2028	17.8	17.8	16.8	0.01%
^M&P RV LLC dba M&P RV	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/19/2043	112.2	112.2	122.2	0.04%
^C3 Capital, Inc	Nonstore Retailers	Term Loan	Prime plus 2.75%	9/19/2028	667.8	667.8	647.5	0.23%
^Dash Point Distributing LLC, Dash Point Logistics LLC and Sara Consal	Truck Transportation	Term Loan	Prime plus 2.75%	9/19/2028	455.4	455.4	406.4	0.14%
^MB Xpress Inc	Truck Transportation	Term Loan	Prime plus 2.75%	9/19/2028	1,193.2	1,193.2	1,121.1	0.39%
^Watearth Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/19/2028	22.3	22.3	19.9	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Super Station Inc	Gasoline Stations	Term Loan	Prime plus 2.75%	9/19/2043	209.0	209.0	229.4	0.08%
^Lewis River Golf Course, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/19/2043	498.9	498.9	547.5	0.19%
^E & G Enterprises LLC dba Comfort Keepers	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/18/2028	5.9	5.9	5.3	—%
^DB Talak LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/18/2043	151.7	151.7	158.5	0.06%
^Culmination Motorsports, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2043	558.2	558.2	607.8	0.21%
^Glendale Grill Inc, Roddy Cameron, Jr & John K Symasko	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/17/2043	174.6	174.6	183.4	0.06%
^Pastel de Feira LLC dba Original Pastel De Feira	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/17/2028	6.0	6.0	5.7	—%
^Baby's on Broadway LLC	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	9/14/2028	49.4	49.4	46.9	0.02%
^J & C Garcia LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/14/2028	73.2	73.2	66.6	0.02%
^Innovim LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/14/2028	123.6	123.6	110.3	0.04%
^LJS Electric, Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/14/2028	447.5	447.5	458.4	0.16%
^Rihahn Inc. dba RDBL, Inc	Forestry and Logging	Term Loan	Prime plus 2.75%	9/14/2028	134.7	134.7	127.2	0.04%
^QBS, LLC dba Sterling Optical Exton	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/14/2028	80.3	80.3	72.3	0.03%
^L&M Equipment, Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/14/2043	1,247.2	1,247.2	1,320.3	0.46%
^Underground Productions LLC dba 31 Escape	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/13/2043	98.5	98.5	108.1	0.04%
^Peter K Lee MD, PC dba Atlanta Primary Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/13/2043	860.6	860.6	944.5	0.33%
TPE Midstream LLC, Dasahm Company, S & S Ventures LLC and TPE Supply	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/13/2028	261.1	261.1	248.6	0.09%
^Brewster Marketplace Pharmacy & Hardware, LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/13/2028	86.5	86.5	77.2	0.03%
^Peter K Lee MD, PC dba Atlanta Primary Care LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/13/2028	383.2	383.2	398.0	0.14%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Innovative Network Solutions Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/13/2028	123.6	123.6	113.1	0.04%
^Perry Olson Insurance Agency Inc. dba State Farm Insurance	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	9/12/2028	14.8	14.8	13.3	—%
^Rancho Paving, Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/10/2028	185.4	185.4	183.3	0.06%
^Pelican Executives Suites, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/7/2028	314.2	314.2	280.3	0.10%
^NY Tent, LLC dba Tent Company of New York LLC, NY Tent Parent LLC	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/7/2028	318.4	318.4	304.8	0.11%
^MurlinComputerCompany LLC dba Murlin Computer	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/7/2028	15.4	15.4	14.1	—%
^Dr. G's Urgent Care LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/7/2028	22.3	22.3	19.9	0.01%
^Pool Guard of LA	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/7/2028	22.3	22.3	20.0	0.01%
Amaka Consulting LLC dba Donut Minis	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/7/2028	52.0	52.0	48.1	0.02%
^Asheville Spine and Nerve Institute PC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/7/2043	91.0	91.0	98.9	0.03%
^Trolley Express Philly, Inc dba Shuttlebee & Honeybee Transportation LLC	Support Activities for Transportation	Term Loan	Prime plus 2.75%	9/6/2028	12.6	12.6	11.7	—%
^Extreme Auto Repair, Inc dba 1st Class Towing	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/6/2028	107.5	107.5	111.7	0.04%
^Living Centers Inc. dba Veranda House Senior Living	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	8/31/2043	420.3	420.3	461.3	0.16%
National Stone LTD and NSI Group Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	8/31/2044	193.2	193.2	211.6	0.07%
^LACCRB LLC dba PostNet	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/30/2028	14.9	14.9	13.5	—%
^XL Soccer World Orlando. LLC, XL Soccer World Saco LLC, XL Sports World	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/30/2043	448.4	448.4	492.1	0.17%
^Stat Constructor L.P	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/30/2028	102.3	102.3	106.2	0.04%
^Extreme Engineering, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/29/2028	122.9	122.9	110.4	0.04%
^Greenfield Hill Wines & Spirits, LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	8/29/2028	90.5	90.5	81.4	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^ARVAmethod LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/29/2028	2.4	2.4	2.1	—%
^Kotyark LLC dba Gibsonton Motel	Accommodation	Term Loan	Prime plus 2.75%	8/29/2043	82.2	82.2	90.2	0.03%
^Graphish Studio, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/28/2028	7.4	7.4	6.6	—%
^JFK Transportation Inc	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	8/28/2028	159.4	159.4	144.5	0.05%
^Atlas Geo-Constructors LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/24/2028	73.7	73.7	73.4	0.03%
^Finn & Emma LLC	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	8/24/2028	122.9	122.9	109.6	0.04%
^Montana Life Group, LLC	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	8/24/2028	7.4	7.4	6.6	—%
^Wearware Inc dba FlyWire Cameras	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	8/24/2028	22.1	22.1	20.1	0.01%
^Evans and Paul LLC, Evans & Paul Unlimited Corp	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	8/24/2028	86.2	86.2	78.9	0.03%
^Zash LLC dba Papa Murphy's Take 'N' Bake Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/23/2028	41.5	41.5	38.9	0.01%
^Buffalo Biodiesel Inc.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/21/2028	1,228.9	1,228.9	1,218.3	0.42%
^Ginekis Enterprises, Inc dba Locanda Veneta	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/20/2028	86.0	86.0	77.1	0.03%
^Wilkie J. Stadeker DDS	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/17/2028	41.8	41.8	37.3	0.01%
Geo Tek Alaska, Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/17/2044	56.8	56.8	62.4	0.02%
^ATI Jet, Inc.	Air Transportation	Term Loan	Prime plus 2.75%	8/16/2028	211.6	211.6	203.6	0.07%
^Lewins Law, P.C.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/16/2028	17.7	17.7	15.8	0.01%
^GS Bath Inc	Truck Transportation	Term Loan	Prime plus 2.75%	8/15/2028	565.3	565.3	560.3	0.19%
^Pamletics LLC dba F45	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/14/2028	42.9	42.9	40.0	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Conference Services International ETC LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/14/2028	617.2	617.2	588.4	0.20%
^L.A. Insurance Agency GA 10 LLC	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	8/10/2028	11.1	11.1	9.9	—%
^Crystal Shores Inc. dba Shorewood Laundromat	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/9/2028	22.0	22.0	20.3	0.01%
^David D. Sullivan dba DMS Construction	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/9/2028	13.3	13.3	11.8	—%
^Palanuk & Associates, Inc.dba Wolfpk	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/8/2028	100.8	100.8	90.6	0.03%
^Red Tail Management, Inc dba Jon Smith Subs	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/8/2028	49.2	49.2	46.2	0.02%
^CJNR, LLC	Accommodation	Term Loan	Prime plus 2.75%	8/7/2043	121.3	121.3	133.2	0.05%
^Mercedes Cab Company, Inc	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	8/7/2028	127.8	127.8	117.3	0.04%
^Ron's Pool and Spa Services LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/3/2028	3.7	3.7	3.3	—%
^20th Century Lanes, Inc dba West Seattle Bowl	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/3/2028	110.6	110.6	108.5	0.04%
^Alma Jacobsen,ODD Family Eye Care & Contact Lens LLC	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	8/3/2028	59.0	59.0	53.3	0.02%
^Millwork Unlimited, Incorporated	Wholesale Electronic Markets and Agents and Brokers	Term Loan	Prime plus 2.75%	8/2/2028	7.4	7.4	6.6	—%
^Accel Compression Inc., Accel Workover Services Inc.	Rental and Leasing Services	Term Loan	Prime plus 2.75%	8/1/2028	455.0	455.0	443.0	0.15%
^Samy Optical LLC dba Site for Sore Eyes	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/1/2028	115.3	115.3	102.9	0.04%
^Accel Compression Inc., Accel Workover Services, Inc	Rental and Leasing Services	Term Loan	Prime plus 2.75%	8/1/2043	310.2	310.2	319.9	0.11%
^Nichols Stephens Funeral & Cremation Services Ltd	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/30/2043	107.4	107.4	117.6	0.04%
^CSL Services Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/27/2028	535.2	535.2	503.0	0.17%
^Sandlot Sports Inc dba Play it Again Sports	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	7/26/2028	18.3	18.3	16.3	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Summitsoft Corporation	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	7/26/2028	240.6	240.6	215.1	0.07%
^Nunez Enterprises Corporation dba La Casa	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	7/26/2028	8.1	8.1	7.2	—%
^Relevant Elephant, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/25/2028	8.8	8.8	7.8	—%
^Fitness Central, Inc dba Fitness Central	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	7/25/2028	61.1	61.1	55.5	0.02%
^HAVL Enterprises Inc dba FedEx	Couriers and Messengers	Term Loan	Prime plus 2.75%	7/24/2028	78.2	78.2	78.1	0.03%
^Florida Apnea Diagnostics, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/24/2028	20.8	20.8	18.5	0.01%
^Top Shelf Towing and Road Service, LLC	Support Activities for Transportation	Term Loan	Prime plus 2.75%	7/24/2028	13.2	13.2	11.8	—%
^TR Nails, LLC dba Simple Nails	Personal and Laundry Services	Term Loan	Prime plus 2.75%	7/20/2028	61.5	61.5	54.9	0.02%
^Elephant's Trunk of Westchester, LTD	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	7/17/2028	38.9	38.9	40.4	0.01%
^674 Club LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/17/2043	260.6	260.6	286.0	0.10%
^ZA Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	7/17/2028	10.0	10.0	9.6	—%
^Mother's Cantina LLC dba Mother's Cantina	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/13/2028	67.2	67.2	60.9	0.02%
^Smart-tel Communications LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/13/2028	22.0	22.0	22.7	0.01%
^HQTRONICS LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	7/13/2028	61.1	61.1	54.5	0.02%
^Smoove Move Productions, LLC dba Smoove Move Productions	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	7/12/2028	10.5	10.5	10.9	—%
^Talent Logistix, LLC, Pinpoint Staffing LLC & ITC 2.0 LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/3/2028	61.1	61.1	56.2	0.02%
^H.M.C, Incorporated	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	7/3/2028	188.1	188.1	169.5	0.06%
^Deal to Win Inc	Nonstore Retailers	Term Loan	Prime plus 2.75%	7/3/2028	122.2	122.2	109.0	0.04%
^Vital Inspection Professionals, Inc. dba VIP	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/3/2028	304.2	304.2	294.9	0.10%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^US Cargo Express, LLC	Support Activities for Transportation	Term Loan	Prime plus 2.75%	7/2/2043	88.1	88.1	96.7	0.03%
^M J Losito Electrical Contractor's, Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2028	57.1	57.1	51.2	0.02%
Bio-Haz Solutions, Inc.	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/29/2043	302.1	302.1	300.5	0.10%
Bio-Haz Solutions, Inc	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	1/29/2029	112.0	112.0	110.9	0.04%
^Critter Cabana, LLC dba Critter Cabana	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/28/2028	81.4	81.4	71.7	0.02%
^Corptek Solutions LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/28/2028	46.2	46.2	40.6	0.01%
^Local Leads, LLC dba New Direction Chiropractic	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2028	17.5	17.5	15.5	0.01%
^RLW4 Builders LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	6/27/2043	994.2	994.2	1,084.8	0.38%
^InUSA Ventures, Inc	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/27/2028	48.6	48.6	42.8	0.01%
^Darnoc Enterprises Inc, Setira Paul Inc dba Conrad's Famous Bakery, Inc	Food Manufacturing	Term Loan	Prime plus 2.75%	6/27/2043	352.4	352.4	373.1	0.13%
^Nick's Country Kitchen, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/27/2028	21.9	21.9	19.6	0.01%
^National Dredging Services of North Florida, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/27/2043	28.6	28.6	31.2	0.01%
^National Dredging Services of North Florida, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/27/2028	51.8	51.8	53.5	0.02%
^Julie Cooper-Bierman dba Forever Shopper	Nonstore Retailers	Term Loan	Prime plus 2.75%	6/27/2028	15.6	15.6	13.7	—%
^Bengals, Inc. dba Royal Liquor Mart	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/26/2043	105.6	105.6	109.2	0.04%
^Peter Thomas Roth Labs LLC, & June Jacobs Labs, LLC	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	6/26/2028	898.9	898.9	814.5	0.28%
^Sun Pools, Inc	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/25/2043	304.2	304.2	295.0	0.10%
^DPF Filters Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/25/2028	66.8	66.8	60.3	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Sun Pools, Inc dba Sun Fiberglass Pools	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/25/2028	759.3	759.3	692.4	0.24%
^Sushi Prime, LLC and Vasilia Investments	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/22/2028	267.2	267.2	248.3	0.09%
^Martha Beauty Supply And Braiding, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/22/2043	139.7	139.7	152.4	0.05%
^Judy E. Moncrief C.P.A LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/22/2028	14.6	14.6	12.8	—%
^Mr. Lube, Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/22/2043	659.9	659.9	668.6	0.23%
^The Desert House Assisted Living ,LLC dba The Desert House Assisted Living	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	6/22/2043	78.3	78.3	83.1	0.03%
^Mr. Lube, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/22/2028	569.7	569.7	544.9	0.19%
Surya Hotel LLC dba Hotel Royal	Accommodation	Term Loan	Prime plus 2.75%	12/21/2028	100.9	100.9	104.4	0.04%
^York Woods Tree Service, LLC dba York Woods Tree and Products, LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/21/2043	242.1	242.1	248.8	0.09%
^Independent Life LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/21/2028	121.5	121.5	107.0	0.04%
^York Woods Tree Service, LLC dba York Woods Tree and Products, LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/21/2028	138.5	138.5	134.2	0.05%
^Lilo Holdings LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/20/2028	18.3	18.3	16.5	0.01%
^Olsen Bros. Transportation, Inc. & Golden Spike Leasing, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	6/20/2028	603.5	603.5	535.5	0.19%
^Jones Roger Sherman Inn, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/19/2028	425.0	425.0	438.9	0.15%
^LCP Transportation, LLC dba LCP Teleservices	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	6/19/2028	794.4	794.4	699.5	0.24%
^Mid America Motorworks, Inc and Yager Holdings L.P	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/19/2043	497.7	497.7	543.0	0.19%
^Colovic Hackettstown Dairy LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/19/2043	274.0	274.0	296.8	0.10%
^Allen Theatre and Back Stage Cafe LLC	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	6/18/2043	125.3	125.3	133.9	0.05%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Schumacker Recreation, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/18/2028	145.8	145.8	150.5	0.05%
^Softrol Systems Inc dba Softrol Systems	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	6/15/2028	906.3	906.3	808.6	0.28%
^Oil Palace Inc.	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/15/2043	143.4	143.4	156.6	0.05%
^Kootenay Columbia LLC	Truck Transportation	Term Loan	Prime plus 2.75%	6/15/2028	5.8	5.8	5.6	—%
^Northway Exit 29 Campground, Inc	Accommodation	Term Loan	Prime plus 2.75%	6/15/2043	215.0	215.0	234.6	0.08%
^Dianne Williams and Louis Williams dba Sweetlips Store	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/15/2043	46.0	46.0	48.5	0.02%
^Venzix Ventures Inc. dba Venzix	Nonstore Retailers	Term Loan	Prime plus 2.75%	6/15/2028	12.8	12.8	12.4	—%
^Barrett Appliance Distributors Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/14/2043	619.3	619.3	611.5	0.21%
^Tele Tax Express Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/14/2028	21.9	21.9	21.4	0.01%
^Top Cat Ready Mix, LLC & Ples Investments LLC, Pappy's Sand & Gravel	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/14/2028	151.8	151.8	140.9	0.05%
^E & J Sims Co. LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/14/2028	48.6	48.6	44.3	0.02%
^Barrett Appliance Distributors, Inc	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/14/2028	489.5	489.5	455.2	0.16%
^Team Sandy Blanton Realty, Inc	Real Estate	Term Loan	Prime plus 2.75%	6/14/2043	96.7	96.7	97.1	0.03%
^Mastiff Studios LLC	Educational Services	Term Loan	Prime plus 2.75%	6/13/2043	42.5	42.5	45.8	0.02%
^Golf Swing Prescription LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/11/2028	12.8	12.8	11.3	—%
^Ciasom LLC dba Mosaic	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/11/2028	174.9	174.9	154.9	0.05%
^Skyways LTD,Jet 60 LLC,Mendean Jonath, Inc,Jet AOG, Inc & Jonathan Men	Support Activities for Transportation	Term Loan	Prime plus 2.75%	6/8/2043	378.5	378.5	385.0	0.13%
^Beyond Grooming LLC and Michelle McWatters	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/8/2043	42.7	42.7	46.0	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Camp K-9 Pet Resort & Spa, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/8/2028	8.0	8.0	7.2	—%
^Icebox Cafe, L.C. and Icebox Cafe at Doral, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/8/2028	769.2	769.2	690.7	0.24%
^Applied Behavioral Consulting, Inc	Social Assistance	Term Loan	Prime plus 2.75%	6/7/2043	49.7	49.7	53.2	0.02%
^H S Corporation dba Lake Anna Lodge	Accommodation	Term Loan	Prime plus 2.75%	6/7/2043	130.5	130.5	142.4	0.05%
^Anurag, LLC dba Oakwood Package Store	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/6/2043	136.5	136.5	139.0	0.05%
^Sowells Consulting Engineers, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/6/2028	21.9	21.9	19.4	0.01%
^Hardway Inc and A F C Leasing, Inc	Rental and Leasing Services	Term Loan	Prime plus 2.75%	6/6/2028	287.5	287.5	253.1	0.09%
^SSD Designs LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/5/2028	72.2	72.2	64.2	0.02%
^Funtime ,LLC dba Indoor Playgrounds International	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/5/2028	243.4	243.4	214.5	0.07%
^BTD Feed & Nutrition, LLC dba Thomaston Feed Cheshire	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/1/2028	51.3	51.3	45.2	0.02%
AVM LLC dba Luv 2 Play	Social Assistance	Term Loan	Prime plus 2.75%	6/1/2028	26.1	26.1	25.2	0.01%
^Mastrocinque Restaurant Management Company LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/1/2028	81.4	81.4	78.5	0.03%
^Seraj Wireless, LLC	Electronics and Appliance Stores	Term Loan	Prime plus 2.75%	5/31/2028	120.7	120.7	123.4	0.04%
^Awan Business Management Group LLC, Awan Sign Company lLLC &Awan Promo	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/31/2043	272.6	272.6	287.3	0.10%
^Brooks Seaplane Service Inc and Lunt Enterprises LLC	Scenic and Sightseeing Transportation	Term Loan	Prime plus 2.75%	5/31/2028	142.0	142.0	125.0	0.04%
^SSMV LLC dba Burgerim	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/30/2028	64.5	64.5	61.6	0.02%
^Eagle Aggregate Transportation, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	5/30/2028	84.5	84.5	78.0	0.03%
^Crowley Ventures, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2028	72.1	72.1	64.5	0.02%
^Iloka, Inc dba New Cloud Networks	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/25/2028	241.5	241.5	225.2	0.08%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Conan Enterprises LLC	Nonstore Retailers	Term Loan	Prime plus 2.75%	5/25/2028	21.7	21.7	19.1	0.01%
Starship, LLC dba Tint World Smyrna	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/25/2043	88.8	88.8	96.1	0.03%
^Ocean Breeze Holdings, LLC, Ocean Beach Resort LLC & Ocean Breeze	Accommodation	Term Loan	Prime plus 2.75%	5/25/2043	1,245.1	1,245.1	1,358.7	0.47%
^Adow Pools LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/25/2028	169.0	169.0	152.5	0.05%
^Dream Spa LLC and Dream Spa Greenwich LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/25/2028	97.4	97.4	86.7	0.03%
^Broadalbin Properties LLC dba Broadalbin Hotel & 1854 Pub & Eatery	Accommodation	Term Loan	Prime plus 2.75%	10/25/2043	201.0	201.0	219.7	0.08%
^Seaside Acupuncture LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/24/2043	49.6	49.6	51.9	0.02%
^DMA Equipment LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/24/2043	259.6	259.6	266.2	0.09%
^Chem-Flotronics, Inc.	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	5/22/2028	96.6	96.6	86.9	0.03%
^LightStorm Security LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/21/2028	5.2	5.2	4.6	—%
^Yakov Levy M.D., P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/18/2028	106.0	106.0	93.7	0.03%
^Mark A Espinoza, DDS PLLC dba Central Dental Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/18/2028	58.9	58.9	51.9	0.02%
^JVLS LLC dba Vaccines 2 Go	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/17/2028	8.0	8.0	7.0	—%
^On Stage Enterprises LLC, On Stage Theaters Branson, LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	5/17/2028	241.5	241.5	212.6	0.07%
^Joshua One Limited Liability Company dba Genesis Personal Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/16/2043	319.2	319.2	324.5	0.11%
^Clore Construction LLC	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	5/16/2028	145.1	145.1	134.7	0.05%
^James T. Hendel dba Autotexx Mobile Auto Repair	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/15/2028	7.2	7.2	7.5	—%
^Fireplace Outlet Inc	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	5/15/2028	21.7	21.7	22.4	0.01%
^Galore Salon & Extension Lounge Inc dba Pretty Chic Hair & Lashes	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/14/2028	4.3	4.3	3.9	—%
^Circle and Square, Inc dba Stamford Kumon	Educational Services	Term Loan	Prime plus 2.75%	5/11/2028	41.0	41.0	36.2	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Bote Virginia Beach, Inc. dba Bote Virginia Beach	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	5/11/2028	10.9	10.9	9.7	—%
^Adhara, LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/11/2043	43.5	43.5	45.5	0.02%
^Daniel Woodward, DC PLLC dba Doc's Body Shop	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/11/2028	39.8	39.8	35.1	0.01%
^Baby Gentry's Childcare & Learning Academy	Social Assistance	Term Loan	Prime plus 2.75%	5/10/2028	10.9	10.9	9.6	—%
^P & M Entertainment, LLC dba Luv 2 Play	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/10/2028	116.3	116.3	106.9	0.04%
^Buy Gitomer Inc., Gitgo LLC.,GitGo Archives, LLC, and Jeffrey Gitomer	Educational Services	Term Loan	Prime plus 2.75%	5/9/2043	719.9	719.9	785.6	0.27%
^Whitetail Nurseries Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/9/2028	258.4	258.4	247.0	0.09%
^Oculi Entertainment Inc	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	5/8/2028	21.7	21.7	19.1	0.01%
^Schmaltz Operations LLC dba Companion Camp	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/7/2028	58.0	58.0	55.5	0.02%
^Container Shipping, LLC	Support Activities for Transportation	Term Loan	Prime plus 2.75%	5/4/2028	48.3	48.3	42.5	0.01%
^Wilbur Standford Jr Trucking and Excavating, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/3/2028	231.8	231.8	226.1	0.08%
^Warner Family Restaurant LLC dba Burgerim	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/3/2028	20.1	20.1	18.5	0.01%
Olmsted LLC and 626 Van LLC dba Maison Yaki	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/1/2029	188.2	188.2	171.7	0.06%
^McIntosh Trail Management Service Organization, Inc.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/1/2028	91.8	91.8	94.8	0.03%
^Sunlinc Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/30/2028	9.4	9.4	8.2	—%
^SOWC Associates LLC dba Serenity Oaks Wellness Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/30/2043	1,242.1	1,242.1	1,355.4	0.47%
^Saltamontes Tire Company, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/30/2043	101.7	101.7	106.7	0.04%
Metropolitan Solutions Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/30/2043	34.2	34.2	37.3	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Brenden Kehren Development LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/30/2028	2.9	2.9	2.5	—%
^Corona Dance, LLC dba Huracan Dance Studio	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	4/30/2028	11.5	11.5	10.1	—%
^Little Angels Daycare and Learning Center LLC	Social Assistance	Term Loan	Prime plus 2.75%	4/27/2043	159.4	159.4	173.9	0.06%
^Rory James Contracting LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	4/27/2028	15.4	15.4	13.6	—%
^Kastoria Inc. dba Bantam Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/27/2028	14.4	14.4	12.8	—%
^Suraj Enterprises, Inc.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/27/2028	300.6	300.6	284.5	0.10%
^Contrada Snacks LLC	Truck Transportation	Term Loan	Prime plus 2.75%	4/27/2028	9.8	9.8	8.6	—%
^Pledge 4 Hope LLC	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	4/26/2028	14.4	14.4	12.7	—%
^RWT Corporation dba Welding Works	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	4/26/2028	498.6	498.6	458.4	0.16%
^Matrix Z, LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	4/26/2028	72.6	72.6	72.0	0.03%
^K&S Hardware LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	4/26/2028	21.6	21.6	19.0	0.01%
^RWT Corporation dba Welding Works	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	4/26/2043	210.9	210.9	205.9	0.07%
^LMH Optics LLC dba Sterling Optical	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/26/2028	48.0	48.0	42.4	0.01%
^Joe & Sons Service, Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/24/2028	108.0	108.0	111.5	0.04%
Kneading Dough LLC dba NY Bagel Cafe & Deli, NY Bagel, New York Bagel	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/23/2029	18.1	18.1	16.7	0.01%
^Just for Boats LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/20/2043	17.4	17.4	18.9	0.01%
^Nando LLC dba Tall Timbers Banquet and Conference Center	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/20/2028	19.4	19.4	17.6	0.01%
^Digzy Dogz and Grill LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/20/2028	8.6	8.6	8.3	—%
^Spitnale's Garage LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/20/2043	59.8	59.8	62.1	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Rosemarie Products Company LLC	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	4/18/2028	14.4	14.4	12.7	—%
^Means Enterprises LLC	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	4/18/2028	7.2	7.2	6.4	—%
^James L Shoemaker APCC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/18/2028	15.4	15.4	13.6	—%
^Veterinary Preventive Care, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/18/2028	44.9	44.9	41.0	0.01%
^A New Dawn Psychotherapy Associates, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/18/2043	86.8	86.8	88.0	0.03%
^Southern HVAC LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/17/2043	22.3	22.3	22.4	0.01%
^Southern Oaks Athletic Club, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/17/2043	364.3	364.3	389.5	0.14%
^The Vine, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/17/2028	12.4	12.4	11.3	—%
^Southern HVAC LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/17/2028	38.4	38.4	36.4	0.01%
^1301 Starks Inc.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/16/2028	21.6	21.6	21.8	0.01%
^Patricia A. Freeman & Samuel C. Freeman dba Teenas Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/13/2043	43.1	43.1	45.1	0.02%
^Precision Components Group Inc	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	4/11/2028	21.6	21.6	20.7	0.01%
^Sexy Nails Center LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/10/2043	200.8	200.8	215.7	0.08%
^Mark Baker	Truck Transportation	Term Loan	Prime plus 2.75%	4/9/2028	11.5	11.5	10.5	—%
^Innovation Transport LLC	Truck Transportation	Term Loan	Prime plus 2.75%	4/6/2028	49.3	49.3	47.1	0.02%
^Newsome Mobile Notary LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/5/2028	5.0	5.0	4.4	—%
^Shree Lakshminarayyn Grocery Stores LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	4/5/2043	119.0	119.0	125.3	0.04%
^Bean City Bar and Grill LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/4/2043	93.7	93.7	99.1	0.03%
^Alaska Industrial Paint LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/30/2043	220.9	220.9	231.5	0.08%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^GQ Investments,LLC	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	3/30/2028	200.8	200.8	180.6	0.06%
^B&C Texas Leasing Inc and M&W Hot Oil, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	3/30/2028	935.0	935.0	894.7	0.31%
^Master Roofing and Siding Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/30/2028	252.8	252.8	222.3	0.08%
^Romancing the Stone	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/30/2043	345.3	345.3	356.8	0.12%
^Alaska Industrial Paint LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/30/2028	119.0	119.0	118.3	0.04%
^Michael S Brown Physical Therapy, P.C	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/30/2028	94.2	94.2	82.9	0.03%
^Arrow Freight Inc	Truck Transportation	Term Loan	Prime plus 2.75%	3/30/2028	671.7	671.7	590.6	0.21%
^B&C Texas Leasing Inc.,M & W Hot Oill, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	3/30/2043	267.4	267.4	270.9	0.09%
^Fifth Wheel Truck Stop 001	Gasoline Stations	Term Loan	Prime plus 2.75%	3/30/2043	1,135.3	1,135.3	1,134.1	0.39%
^Boulevard Books Inc.	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/30/2043	120.1	120.1	126.7	0.04%
^Technical Ordnance Solutions,LLC	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/30/2028	1,142.6	1,142.6	1,012.9	0.35%
^Payne's Environmental Services LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/30/2028	216.2	216.2	205.3	0.07%
^America's Little Leaders Academy, Inc	Social Assistance	Term Loan	Prime plus 2.75%	3/30/2043	22.3	22.3	23.6	0.01%
^Kaz Wellness, LLC dba Grounded Wellness Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/29/2028	15.2	15.2	14.0	—%
^Hot Shot Services, Inc and TFB, Ltd Co	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/29/2043	396.2	396.2	432.0	0.15%
Lou & Choo Enterprises Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2044	33.8	33.8	37.0	0.01%
^Montage Mountain Resorts, LP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/28/2043	1,238.0	1,238.0	1,350.0	0.47%
^Clancy 15 LLC and Allied Molded Products LLC	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	3/28/2028	147.5	147.5	140.2	0.05%
^Kenneth Whelchel dba Whelchel Fencing and Construction	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/28/2028	62.0	62.0	57.6	0.02%
^Clancy 15 LLC and Allied Molded Products LLC	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	3/28/2043	212.9	212.9	214.7	0.07%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Corning Lumber Company Inc & Frank R Close & Son Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/28/2028	83.5	83.5	86.1	0.03%
^Cartwright Termite & Pest Control Inc. and Cartwright Termite & Pest Co.	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/28/2028	222.1	222.1	209.5	0.07%
^K.C. Communications, Inc.	Telecommunications	Term Loan	Prime plus 2.75%	3/27/2028	59.6	59.6	61.5	0.02%
^Towing Professionals of Arizona Inc dba Shamrock Towing	Support Activities for Transportation	Term Loan	Prime plus 2.75%	3/26/2028	143.1	143.1	131.4	0.05%
^Towing Professionals of Arizona Inc dba Shamrock Towing	Support Activities for Transportation	Term Loan	Prime plus 2.75%	3/26/2043	533.6	533.6	520.4	0.18%
^Cable Management, LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/23/2028	94.5	94.5	90.3	0.03%
^Sunshine Tents and Event Rentals LLC	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/23/2028	58.9	58.9	60.7	0.02%
^Shweiki Media Inc dba Study Breaks Magazine	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/23/2028	71.6	71.6	72.4	0.03%
^Aque Investment Group LLC	Real Estate	Term Loan	Prime plus 2.75%	3/23/2028	253.3	253.3	261.2	0.09%
^Denton BioFuels LLC and Amercian BioSource, LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/23/2028	93.0	93.0	86.8	0.03%
^All Regional Recyclers of Wood LLC dba ARROW	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/23/2028	125.2	125.2	119.5	0.04%
^New York Label & Box Corp	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/23/2043	1,238.0	1,238.0	1,288.6	0.45%
^Sofasco, Inc	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/23/2043	99.0	99.0	99.2	0.03%
^Kajun Martial Arts LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/23/2028	21.5	21.5	19.2	0.01%
^ME Interiors LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/22/2028	17.9	17.9	15.7	0.01%
^GeoTek Alaska, Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/21/2043	841.9	841.9	878.6	0.31%
^Rexco Foods LLC dba Papa John's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/20/2028	40.6	40.6	35.7	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^RTSP Union LLC	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	9/20/2028	1,182.3	1,182.3	1,107.4	0.39%
^Cest Chic Concepts, LLC dba Salon Cest Chic	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/19/2028	10.7	10.7	9.7	—%
^Petroleum Equipment & Services, Inc	Support Activities for Mining	Term Loan	Prime plus 2.75%	3/16/2028	238.5	238.5	244.1	0.08%
^Camerabots Media, LLC	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	3/16/2028	14.3	14.3	12.9	—%
^Car Pro Auto Spa of Stuart, LLC dba Tide Pools Island Gifts	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/16/2028	21.5	21.5	22.1	0.01%
^Rojenco, Inc. dba Buggy Bathe Auto Wash Lube & Detail Shoppe	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/15/2043	514.0	514.0	542.8	0.19%
^Rojenco II,Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/15/2043	76.3	76.3	80.6	0.03%
^Bear Bones, Inc.	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	3/15/2043	22.3	22.3	23.8	0.01%
^CTD Operations Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2028	63.2	63.2	56.6	0.02%
^Rojenco, Inc. dba The Buggy Bathe Auto Wash Lube & Detail Shoppe	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/15/2043	76.3	76.3	80.6	0.03%
^Rojenco II, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/15/2043	398.6	398.6	420.9	0.15%
^Summit Insights Group LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	3/14/2028	84.9	84.9	74.6	0.03%
^Dante Ultimate Cleaning Service LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/9/2028	9.7	9.7	9.2	—%
^SRG Waterfront LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/9/2028	298.2	298.2	265.8	0.09%
^2b Mom Inc dba Mom's the Word Maternity	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	3/9/2028	93.1	93.1	81.9	0.03%
^Bee Kidz Funzone Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/9/2028	186.6	186.6	169.9	0.06%
^Integrity Machinery Moving, LLC	Support Activities for Transportation	Term Loan	Prime plus 2.75%	3/8/2028	21.5	21.5	22.1	0.01%
^Treft Systems Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/8/2028	14.3	14.3	12.7	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Unpainted Arizona, LLC dba Westside Bowl	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/7/2043	103.5	103.5	107.0	0.04%
^Play4Fun dba Luv 2 Play	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/7/2028	170.4	170.4	156.8	0.05%
^Espinoza & Salinas Group Ltd dba Credit 360 Consulting	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/2/2028	4.7	4.7	4.3	—%
^BC Bishop Enterprises LLC dba 9Round Pooler	Educational Services	Term Loan	Prime plus 2.75%	3/2/2028	8.0	8.0	7.2	—%
^Stepping Stones Childrens Academy	Social Assistance	Term Loan	Prime plus 2.75%	3/2/2043	252.0	252.0	268.3	0.09%
^Connie Engelbrecht	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	2/28/2028	2.8	2.8	2.6	—%
^The Law Offices of Samuel R Miller LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/28/2043	117.7	117.7	128.0	0.04%
^Merciful Heavenly Homes, LLC	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	2/28/2043	65.6	65.6	71.5	0.02%
^Urban Fitness Group LLC dba Crunch Fitness Group LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2028	212.4	212.4	219.0	0.08%
^Carey Collision Repairs Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/27/2028	71.1	71.1	64.2	0.02%
^Betty's Catering Corp, Betty's Decoration & Wedding Center Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/26/2043	352.9	352.9	384.8	0.13%
^Purely Seed LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	2/26/2028	118.5	118.5	104.2	0.04%
^Carries Cakes and Catering, Inc dba Carrie's Cakes and Confections	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/23/2028	4.9	4.9	4.3	—%
^Jackpine Technologies Corporation	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	2/22/2028	75.0	75.0	72.3	0.03%
^Crossfit iQ LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/21/2028	40.3	40.3	36.5	0.01%
^Wellfleet Consulting Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/21/2028	14.2	14.2	12.5	—%
^New View Media Group LLC	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	2/16/2028	78.2	78.2	80.7	0.03%
^Town & Country Transportation Co.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	2/16/2028	62.8	62.8	64.8	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Lulinjett LLC dba All American Printing & Design	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	2/14/2043	105.4	105.4	115.0	0.04%
^JumboMarkets, Inc.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/13/2028	196.7	196.7	179.3	0.06%
^Margab Inc dba Smoothie King	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/13/2028	12.1	12.1	10.9	—%
^Tony Herring & Associates, Inc.	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	2/9/2028	7.8	7.8	7.9	—%
^Start "UP "Dreams, Inc dba SDC Concrete and Start"UP" Dream Construction	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/9/2028	71.1	71.1	66.2	0.02%
^Quality Machine of Iowa, Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	2/9/2028	1,223.3	1,223.3	1,172.9	0.41%
^Apps Inc., Market Share, and Singular Leaseholdings LLC	Telecommunications	Term Loan	Prime plus 2.75%	2/8/2028	497.4	497.4	437.4	0.15%
^De La Vega LLC dba De La Vega Deland and De La Vega Oviedo	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/7/2028	74.4	74.4	68.1	0.02%
^Macrotech Integrated Management Solutions dba Extreme Lawn Care	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/5/2028	11.4	11.4	11.7	—%
^Midlothian Hardware Inc dba Grills True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	2/2/2028	14.2	14.2	14.6	0.01%
^M&R Wong LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	2/1/2028	11.3	11.3	10.0	—%
^Chace Building Supply of CT Inc.,	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	1/31/2043	296.7	296.7	323.6	0.11%
^Rocco'sLandscaping LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/31/2043	74.1	74.1	80.8	0.03%
^USA General Investment LLC dba Braniff Paint and Body Shop	Repair and Maintenance	Term Loan	Prime plus 2.75%	1/31/2028	14.1	14.1	12.8	—%
^WydeBodi, LLC dba Wyde Bodi Auto Tags	Support Activities for Transportation	Term Loan	Prime plus 2.75%	1/30/2043	46.9	46.9	49.4	0.02%
^New Phaze Packaging Inc	Paper Manufacturing	Term Loan	Prime plus 2.75%	1/26/2043	947.6	947.6	1,026.9	0.36%
^Parati USA Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	1/25/2028	20.0	20.0	17.6	0.01%
^Concrete Services LLC and James Ward	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/25/2028	94.2	94.2	87.9	0.03%
^Southside BBQ Corp	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/25/2028	18.4	18.4	18.9	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Flair Interiors, Inc dba Giant Don's Flooring America	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	1/24/2028	129.5	129.5	133.6	0.05%
^Tier1 Solutions LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/23/2028	7.1	7.1	6.4	—%
^Lavish Specs Inc	Machinery Manufacturing	Term Loan	Prime plus 2.75%	1/19/2028	7.1	7.1	6.2	—%
^Friend Contractors, LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	1/19/2043	229.7	229.7	238.2	0.08%
^Weeping Willow Kennels, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/19/2028	9.9	9.9	10.2	—%
^Lou & Choo Enterprises Inc dba Lou & Choo Lounge	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/18/2043	113.6	113.6	117.0	0.04%
^MedWorxs Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/18/2028	74.2	74.2	65.2	0.02%
^Specialized Dairy Processors LLC and Nathaly Zapata	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/16/2028	61.2	61.2	53.8	0.02%
^Human Resource Time Manager LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/8/2028	14.6	14.6	15.0	0.01%
^Impress Therapeutic Massage LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/8/2043	62.2	62.2	66.0	0.02%
^Sandfree Systems LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/5/2028	7.1	7.1	7.3	—%
^Crad Holding LLC dba Neighborhood Laundry of Bloomfield	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/5/2028	58.9	58.9	52.2	0.02%
^Social Link LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/29/2027	10.5	10.5	9.2	—%
^Anglin Cultured Stone Products LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	12/27/2042	635.1	635.1	629.6	0.22%
^Morrocco Method, Inc	Chemical Manufacturing	Term Loan	Prime plus 2.75%	12/27/2042	719.0	719.0	763.7	0.27%
^Dudeck Enterprise LLC dba Detail Garage Las Vegas	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/22/2027	15.2	15.2	15.7	0.01%
^O'Rourke's Diner, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/22/2027	3.5	3.5	3.4	—%
^Muckamuck Trucks, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	12/22/2027	12.9	12.9	12.3	—%
^Advance Case Parts Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/22/2027	46.4	46.4	44.6	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^TrialHawk Litigation Group LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/22/2027	14.7	14.7	12.9	—%
^Landmark Ventures USA Inc	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	12/22/2027	58.5	58.5	51.4	0.02%
^Medical Plaza of Boro Park PC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/22/2027	58.5	58.5	51.4	0.02%
^Bisson Transportation Inc	Truck Transportation	Term Loan	Prime plus 2.75%	12/22/2027	70.2	70.2	69.0	0.02%
^Jacliff Investments Inc dba International Heal	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	12/22/2027	46.8	46.8	41.1	0.01%
^Salida Family Chiropractic-PPLC dba Salida Sport and Spine	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/22/2027	11.2	11.2	9.9	—%
^Lab Partner, LLC and Beechtree Diagnostics, LLP and Cottonwood Diagnostics	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/22/2027	728.4	728.4	648.5	0.23%
^CT Auto Spa LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/21/2027	202.8	202.8	206.6	0.07%
^Blue Lagoon Resort, LLC dba Hill View Cottages	Accommodation	Term Loan	Prime plus 2.75%	12/21/2042	186.6	186.6	203.3	0.07%
^DHD Enterprise LLC dba Edible Arrangements #1699	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/21/2027	21.4	21.4	19.7	0.01%
^Tropical Stone LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/21/2027	175.8	175.8	181.1	0.06%
^Ameco Forest Products LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/21/2027	163.8	163.8	168.7	0.06%
^DBMS Consulting, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/20/2027	70.2	70.2	67.2	0.02%
^Best Quality Home Care LLC	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	12/19/2027	7.4	7.4	6.5	—%
^CZAR Industries, Inc.	Machinery Manufacturing	Term Loan	Prime plus 2.75%	12/19/2027	248.9	248.9	233.3	0.08%
^Auto Excellance of Fort Myers Inc.	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/19/2042	104.8	104.8	114.2	0.04%
^1-0 Granny's Helpful Hands, LLC	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	12/15/2027	21.1	21.1	18.7	0.01%
^Legion Bowl, Inc & Legion Pub Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/15/2042	329.7	329.7	359.3	0.12%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Montessori Community School	Social Assistance	Term Loan	Prime plus 2.75%	12/15/2027	59.6	59.6	56.6	0.02%
^Ocean Trans LLC & Dehal Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	12/15/2042	601.8	601.8	599.0	0.21%
^Capital Containers LLC	Truck Transportation	Term Loan	Prime plus 2.75%	12/15/2027	21.1	21.1	18.9	0.01%
^Crystal II Auto Glass Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/15/2027	14.1	14.1	12.4	—%
Neville Galvanizing, Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2042	625.0	625.0	641.5	0.22%
^JMD Aviation Holdings, LLC	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/15/2027	468.0	468.0	473.7	0.16%
^Peanut Butter & Co., Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/15/2027	210.6	210.6	184.9	0.06%
^KR Calvert & Co, LLC	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	12/14/2027	446.3	446.3	393.5	0.14%
^Royalty Freight Inc	Truck Transportation	Term Loan	Prime plus 2.75%	12/14/2027	625.9	625.9	549.6	0.19%
^Atlas Geo-Constructors, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/14/2027	284.5	284.5	275.3	0.10%
^Barcade Holdings, LLC, Barcade LLC,& Barcade New Haven LLC	Management of Companies and Enterprises	Term Loan	Prime plus 2.75%	12/14/2027	59.0	59.0	52.8	0.02%
^Heung Kyun Im	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/14/2027	14.5	14.5	12.7	—%
^AADJ Empire Inc and AADJ Galaxy Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/14/2042	178.8	178.8	181.2	0.06%
^LP Industries Inc. dba Childforms	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	12/14/2027	70.3	70.3	68.6	0.02%
^Beale Street Blues Company Inc.dba B.B. King's Club-Memphis	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/14/2027	942.9	942.9	834.9	0.29%
^Hana Pastries Enterprises LLC dba Hana Kitchens, Hana Pastries, Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	12/14/2027	90.3	90.3	89.6	0.03%
^Nichols Fire and Security LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/13/2042	86.3	86.3	89.3	0.03%
^Hardway Inc & AFC Leasing Inc	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/13/2027	871.8	871.8	765.5	0.27%
^LPB LPB Property Management Inc dba Wilderness View Cabins & Ellijay C	Real Estate	Term Loan	Prime plus 2.75%	12/12/2042	98.6	98.6	107.0	0.04%
^Clore Construction LLC	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	12/12/2027	433.2	433.2	415.5	0.14%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Jai Ganeshai LLC, Mahiveera 1 LLC, Mahiveera 2 LLC & KSVP LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	12/12/2027	46.8	46.8	41.1	0.01%
^Big Picture Group LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/12/2027	351.0	351.0	321.7	0.11%
^Sky Way Enterprises, Inc, A-Liner-8-Aviation, Inc, Kissimmee Aviation	Air Transportation	Term Loan	Prime plus 2.75%	12/12/2027	468.0	468.0	410.9	0.14%
^A-1 Van Services Inc	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	12/12/2027	673.6	673.6	651.9	0.23%
^The Ohio Valley Group Inc dba Ohio Valley Landscapes & Design	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/12/2027	14.0	14.0	12.8	—%
^Clear Sound Communications, Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/8/2027	3.5	3.5	3.1	—%
^AV Strategy Inc	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/8/2027	414.1	414.1	389.4	0.14%
^JVLS LLC dba Vaccines 2 Go	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/7/2027	14.0	14.0	12.3	—%
^Kim Howard Corp dba NPN Machine Tools	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/7/2042	568.2	568.2	617.2	0.21%
^IHC Hardware Inc.	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/6/2042	98.6	98.6	98.7	0.03%
^Driven Powersports, Inc	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/6/2027	81.9	81.9	71.9	0.03%
^Earth First Recycling LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/6/2027	72.8	72.8	72.9	0.03%
^ODS Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/6/2027	45.9	45.9	42.7	0.01%
^Healthcare Interventions, Inc dba Brightstar Healthcare of & Brightstar	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/4/2027	14.0	14.0	12.3	—%
^Oil Palace, Inc.	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/4/2042	976.8	976.8	1,064.4	0.37%
^PS Camping Inc.	Accommodation	Term Loan	Prime plus 2.75%	12/1/2027	18.9	18.9	19.1	0.01%
^Square1 Partners, LLC	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	12/1/2027	58.5	58.5	51.4	0.02%
^Utara LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/1/2027	22.0	22.0	20.4	0.01%
^Linda Jean Howard Riley dba The Rusty Bolt	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/1/2042	20.7	20.7	22.6	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Salud Bar & Grill LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/1/2027	52.6	52.6	46.5	0.02%
^Fortress Verve Inc, Maurice R. Margules and Antonie C. Reinhard	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	11/30/2027	122.0	122.0	122.1	0.04%
^WTI Distribution Inc	Support Activities for Transportation	Term Loan	Prime plus 2.75%	11/30/2027	37.2	37.2	35.3	0.01%
^Frontier Sand LLC	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	11/30/2027	479.0	479.0	473.3	0.16%
^Create- A- Stitch, Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/30/2042	86.2	86.2	92.7	0.03%
^J. Venture Holdings, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/30/2027	11.6	11.6	11.9	—%
^Skin Beauty Bar Inc. and Tameka J. Mathis	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/30/2027	8.4	8.4	7.6	—%
^OPH Lexington, Inc	Social Assistance	Term Loan	Prime plus 2.75%	11/29/2042	192.8	192.8	210.1	0.07%
^Clearwater Transportation LTD dba Thrifty Car Rental, Dollar Rent A Car	Rental and Leasing Services	Term Loan	Prime plus 2.75%	11/29/2027	160.4	160.4	144.1	0.05%
^Our Playhouse Preschool, LLC	Social Assistance	Term Loan	Prime plus 2.75%	11/29/2042	233.8	233.8	254.8	0.09%
^Amped Coffee Company LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/28/2027	58.2	58.2	60.0	0.02%
^Beacon Brewing LLC and C' Sons, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/27/2042	125.1	125.1	136.3	0.05%
^Step Up Academy of the Arts, LLC	Educational Services	Term Loan	Prime plus 2.75%	11/22/2027	14.7	14.7	12.9	—%
^Webtez Inc dba Mod Vans	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/22/2027	65.1	65.1	57.5	0.02%
^JMD Corporation dba Dart's True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/22/2027	17.4	17.4	16.5	0.01%
^Glencadia Corporation	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/21/2027	3.5	3.5	3.1	—%
^Grumpy's Restaurant Company, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/21/2027	66.1	66.1	58.2	0.02%
^Cali Fit Meals	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/21/2027	20.9	20.9	19.9	0.01%
^PB Market LLC dba Pure Barre	Educational Services	Term Loan	Prime plus 2.75%	11/21/2027	100.9	100.9	88.7	0.03%
^N Transport LLC	Truck Transportation	Term Loan	Prime plus 2.75%	11/20/2027	385.5	385.5	338.5	0.12%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^N Transport LLC	Truck Transportation	Term Loan	Prime plus 2.75%	11/20/2042	175.3	175.3	164.3	0.06%
^B Lam LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/20/2042	178.6	178.6	190.0	0.07%
^Maya Motel, LLC dba Town House Motel	Accommodation	Term Loan	Prime plus 2.75%	11/17/2042	56.2	56.2	61.2	0.02%
^TPE Midstream LLC, Dasham Company dba Sahm Co & S & S Ventures Inc.	Rental and Leasing Services	Term Loan	Prime plus 2.75%	11/17/2027	175.8	175.8	170.7	0.06%
^SSI Refrigerated Express Inc. and Robert M Stallone	Truck Transportation	Term Loan	Prime plus 2.75%	11/17/2027	59.4	59.4	53.4	0.02%
^Jacob's Towing, Inc.dba Jacob's Automotive Locksmith & Jacob's Auto Repair	Support Activities for Transportation	Term Loan	Prime plus 2.75%	11/17/2027	46.5	46.5	42.8	0.01%
^Southern Specialty Contractor, LLC & Ronald David Holbrook Jr.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/17/2027	49.3	49.3	43.7	0.02%
^H & H Hotshot Services, Inc.	Couriers and Messengers	Term Loan	Prime plus 2.75%	11/16/2027	65.1	65.1	59.7	0.02%
^Murf & Sons LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/16/2027	154.7	154.7	138.0	0.05%
^J R Wholesale Tires & Auto Center, LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/15/2042	13.3	13.3	14.5	0.01%
^Marcaco LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	11/15/2042	651.7	651.7	693.3	0.24%
^Auto Rx LLC,J&P Auto Repair Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/15/2042	193.3	193.3	209.2	0.07%
Paramount Dance Studios Inc. and Homestead Dance Supply	Educational Services	Term Loan	Prime plus 2.75%	10/14/2043	408.5	408.5	432.7	0.15%
^GFA International Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/13/2027	87.2	87.2	89.8	0.03%
^Wing King at the Gardens LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/10/2027	9.1	9.1	8.0	—%
^Linqserv Inc.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	11/9/2027	574.1	574.1	548.7	0.19%
^Hofgard & Co, Inc dba Hofgard Benefits and James Marsh	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	11/8/2027	13.8	13.8	12.1	—%
^JNP Delivery Inc	Couriers and Messengers	Term Loan	Prime plus 2.75%	11/7/2027	104.1	104.1	97.5	0.03%
^His Loving Hands Christian Academy, Inc.	Social Assistance	Term Loan	Prime plus 2.75%	11/6/2042	90.4	90.4	96.1	0.03%
^Sterling Campbell Insurance Agency, Inc	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	11/3/2027	7.0	7.0	6.1	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^S & S Auto Body Shop Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/3/2042	162.6	162.6	175.5	0.06%
^Top Quality Dent Service LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/2/2027	5.6	5.6	4.9	—%
^Edge Studios Inc Radiant Yoga LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/1/2027	61.6	61.6	55.5	0.02%
^Rachael Reel dba Rachel Reel Insurance Age	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	10/31/2027	6.9	6.9	6.1	—%
^Berza TLG,LLC dba The Little Gym of Lake Charles	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/31/2027	39.2	39.2	35.1	0.01%
^The Five Lakes LLC	Educational Services	Term Loan	Prime plus 2.75%	10/30/2042	467.3	467.3	509.2	0.18%
^Die Hard Used Car Sales	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/30/2042	55.4	55.4	60.4	0.02%
^Blue Eagle Transport Inc, Golden Eagle Transport, Inc	Couriers and Messengers	Term Loan	Prime plus 2.75%	10/27/2027	34.7	34.7	31.4	0.01%
^Sage Oil LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	10/27/2027	9.2	9.2	8.2	—%
^Ashore Ventures Inc dba PuroClean Professional Restoration	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/27/2027	13.4	13.4	12.2	—%
^Cardinal Homes, Inc	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	10/27/2027	101.0	101.0	104.1	0.04%
^Suzie LLC dba Tony D's Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/25/2042	86.1	86.1	92.5	0.03%
^White Walker LLC dba Frenchette	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/25/2027	258.9	258.9	266.7	0.09%
^Grand Blanc Lanes, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/25/2027	13.9	13.9	14.3	—%
^Schafer Fisheries Inc	Food Manufacturing	Term Loan	Prime plus 2.75%	10/25/2027	32.3	32.3	33.3	0.01%
^Action Physical Therapy Yoga and Wellness Center Inc.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/24/2027	20.8	20.8	20.4	0.01%
^The Jig, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/24/2042	74.8	74.8	79.1	0.03%
^Florida Apnea Diagnostics LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/20/2027	146.5	146.5	131.1	0.05%
^Looky Enterprises, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/18/2027	61.4	61.4	55.4	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Island Refrigeration & AC Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/18/2042	138.6	138.6	144.3	0.05%
^H and K Dry Cleaning LLC, Quintero Shopping Center LLC, Aqua Laundry	Electronics and Appliance Stores	Term Loan	8%	10/17/2042	63.3	63.3	69.0	0.02%
^Blueridge Armor LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	10/17/2027	7.6	7.6	7.2	—%
^Albas Bar & Grill LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/13/2042	44.3	44.3	44.5	0.02%
^Cortez Landscaping, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/13/2027	17.7	17.7	16.5	0.01%
^Crawfordsville Fitness LLC dba Planet Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/13/2027	114.6	114.6	103.4	0.04%
^On Call Services LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	10/13/2027	16.6	16.6	17.1	0.01%
^JD Ventures LLC and JD Roof Co LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/12/2027	20.8	20.8	18.7	0.01%
^Pro Anderson, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/11/2027	49.9	49.9	44.5	0.02%
^Sandbox Ventures LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/11/2027	17.3	17.3	17.0	0.01%
^Eye Optique Inc.	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	10/5/2027	13.9	13.9	12.2	—%
^Becky Lou Corp dba Rent A Center	Rental and Leasing Services	Term Loan	Prime plus 2.75%	10/2/2027	84.2	84.2	78.9	0.03%
^Ains Holding Company LLC	Management of Companies and Enterprises	Term Loan	Prime plus 2.75%	10/2/2027	75.8	75.8	68.3	0.02%
^Dan Cline Transport Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	9/29/2030	948.9	948.9	864.6	0.30%
^Cagwin Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	9/29/2042	321.7	321.7	344.6	0.12%
^Sashshel Corporation	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/29/2042	209.1	209.1	227.7	0.08%
^Threads of Time LLC	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	9/29/2042	135.1	135.1	139.1	0.05%
^Harco Metal Products Inc	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	9/29/2042	483.3	483.3	479.2	0.17%
^Miechella Suzette Decker	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/29/2042	98.4	98.4	107.1	0.04%
^Chicago American Manufacturing LLC, Dockside Steel Processing LLC	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/29/2042	1,230.3	1,230.3	1,289.0	0.45%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Pets A Go Go LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/28/2042	195.5	195.5	206.8	0.07%
^Rhode Island Tennis Management LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2042	540.4	540.4	555.3	0.19%
^Nicholson Lumber Co Inc.	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/28/2030	202.9	202.9	204.5	0.07%
^Rhode Island Tennis Management LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2042	376.3	376.3	386.7	0.13%
^National Media Services, Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/28/2027	17.2	17.2	15.1	0.01%
^Complete Care IT LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/27/2027	13.5	13.5	11.8	—%
^Technologist Inc	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/27/2027	318.5	318.5	316.0	0.11%
^Rollins Construction & Trucking LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	9/26/2027	312.4	312.4	311.0	0.11%
^Inspirations Food Design, Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/26/2042	460.0	460.0	478.7	0.17%
^KB Waterjet Cutting LLC	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/22/2027	9.4	9.4	8.7	—%
^JPS Arthur Kill Rd Bakery Corp dba Aunt Butches of Brooklyn	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/22/2027	20.6	20.6	18.3	0.01%
^Magnation Corporation	Utilities	Term Loan	Prime plus 2.75%	9/22/2027	45.9	45.9	47.2	0.02%
^Sallee Pro-Custom Fabrication Shop LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/21/2027	8.3	8.3	8.5	—%
^Sound Manufacturing, Inc. & Monster Power Equipment, Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/20/2027	183.3	183.3	177.1	0.06%
^Alpha Preparatory Academy LLC	Social Assistance	Term Loan	Prime plus 2.75%	9/20/2042	159.7	159.7	163.6	0.06%
^CR Park Incorporated dba Define Body and Mind	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/20/2027	92.1	92.1	83.8	0.03%
^Denek Contracting Inc and Denek Leasing LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/20/2042	206.3	206.3	224.6	0.08%
^Excel, RP Inc.	Machinery Manufacturing	Term Loan	Prime plus 2.75%	9/20/2027	91.7	91.7	86.3	0.03%
^Max Home Deliveries, Inc	Couriers and Messengers	Term Loan	Prime plus 2.75%	9/20/2027	74.1	74.1	69.1	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Montessori Community School	Social Assistance	Term Loan	Prime plus 2.75%	9/20/2042	387.8	387.8	390.9	0.14%
^Imagine By Carleen, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/20/2027	6.9	6.9	6.8	—%
^NY Tent LLC & NY Tent Parent, LLC dba Tent Company of New York	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/20/2027	942.4	942.4	917.5	0.32%
^Alexander Pierce Corporation	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/20/2042	613.6	613.6	632.7	0.22%
^Commonwealth Diagnostics International, Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/20/2027	1,104.2	1,104.2	1,136.0	0.40%
^Insight Diagnostic Technologist Services	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/20/2027	278.4	278.4	254.6	0.09%
^Venus Pizza, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/20/2042	90.4	90.4	98.4	0.03%
^CIS BIG DOG, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/19/2027	56.9	56.9	58.1	0.02%
^Stone's Construction and Remodeling, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/19/2027	4.8	4.8	4.2	—%
^Party By Design Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/18/2042	1,190.5	1,190.5	1,216.5	0.42%
^Clark Realty LLC	Real Estate	Term Loan	Prime plus 2.75%	9/15/2027	58.6	58.6	54.8	0.02%
^Inglis Food Mart Inc.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/15/2027	20.6	20.6	21.0	0.01%
^Clinton Food Market LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	9/15/2042	257.9	257.9	266.7	0.09%
^Li Family Spokane LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/15/2042	377.8	377.8	402.2	0.14%
^Tarleton & Family Landscaping, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/15/2027	76.8	76.8	69.8	0.02%
^Alaska Motor Home Inc	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/13/2027	304.0	304.0	266.6	0.09%
^Nails By Mercede LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/13/2027	13.1	13.1	12.4	—%
^Fox Valley Rentals & Investments, LLC	Food Services and Drinking Places	Term Loan	Prime plus 3.75%	9/13/2027	6.9	6.9	7.0	—%
^Town & Country Transportation Co. and Popco, LLC.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/12/2042	165.8	165.8	180.5	0.06%
^Rajbai Maa Inc. dba Nara Lounge	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/12/2042	381.9	381.9	383.4	0.13%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Morgan Lynn Kerstetter dba Catherine School of Dance	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/11/2027	6.9	6.9	7.1	—%
^Health & Performance Center, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/11/2027	18.7	18.7	16.4	0.01%
^Foxtail, LLC and Tottly New Services Corp	Social Assistance	Term Loan	Prime plus 2.75%	9/8/2042	286.2	286.2	296.9	0.10%
^Desert Ribs, LLC and Famous Charlie, LLC and Famous Freddie, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/8/2042	1,233.2	1,233.2	1,206.1	0.42%
^Echelon Planning Group, LLC dba Echelon Financial Services and Echelon	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	9/8/2027	6.9	6.9	6.9	—%
^Crazy Beatz Productions LLC	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 3.75%	9/7/2027	4.9	4.9	4.6	—%
^South Fulton Landscape & Nursery, Inc.	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/7/2042	98.4	98.4	107.2	0.04%
^Dreaming Big Learning Center Inc	Social Assistance	Term Loan	Prime plus 2.75%	9/5/2042	364.1	364.1	377.4	0.13%
^Big Coop's Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	9/1/2027	91.7	91.7	87.9	0.03%
^Blue EagleTransport Inc, Greeneagle Transport Inc & Golden Eagle Transport	Couriers and Messengers	Term Loan	Prime plus 2.75%	8/31/2027	349.9	349.9	316.4	0.11%
^The Pink Alli, LLC dba The Alli	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	8/30/2027	16.4	16.4	15.0	0.01%
^Busby Outdoor LLC	Real Estate	Term Loan	Prime plus 2.75%	8/29/2042	540.2	540.2	506.6	0.18%
^Busby Outdoor LLC	Real Estate	Term Loan	Prime plus 2.75%	8/29/2042	687.6	687.6	644.9	0.22%
^Parlay Disributors LLC	Educational Services	Term Loan	Prime plus 2.75%	8/25/2027	102.5	102.5	91.4	0.03%
^Lake County Tow LLC	Support Activities for Transportation	Term Loan	Prime plus 2.75%	8/25/2042	85.9	85.9	88.5	0.03%
^InUSA Ventures Inc dba InUSA Services	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	8/24/2027	22.8	22.8	20.0	0.01%
^Genuine Ventures LLC and Seaweed Ventures LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/24/2030	524.6	524.6	502.4	0.17%
^R & R Strength & Conditioning Corp dba Crossfit Light House Point	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/23/2042	81.1	81.1	88.3	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Delicias de Minas Restaurant, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/22/2027	188.0	188.0	187.8	0.07%
^L&V Auto Sales, Inc.	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	8/21/2027	16.4	16.4	16.9	0.01%
^M.E. Interiors LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/21/2027	15.0	15.0	13.2	—%
^Damiano Global Corp	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/21/2027	20.5	20.5	19.7	0.01%
^Tier1 Solutions LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/18/2027	17.1	17.1	15.7	0.01%
^Tony Herring & Associates, Inc	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	8/17/2027	6.8	6.8	6.0	—%
^Chester's World Enterprise LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/16/2027	20.5	20.5	18.8	0.01%
^D'Amato & Sons Construction, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/11/2027	7.5	7.5	7.0	—%
^Roundhay Partners LLC and Roundhay Farming LLC	Crop Production	Term Loan	Prime plus 2.75%	8/8/2042	902.1	902.1	853.8	0.30%
^L & J Corporate Services Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/4/2027	6.8	6.8	6.0	—%
^Furniture Masters Limited Liability Company	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/3/2027	8.2	8.2	7.2	—%
^HMG Strategy LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/2/2027	45.5	45.5	39.9	0.01%
^Bowl Mor LLC dba Bowl Mor Lanes	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/31/2027	6.8	6.8	5.9	—%
^Hope Health Care, LLC	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	7/31/2027	9.5	9.5	8.3	—%
^Royal Blue Investments, Inc. and Cleland Pharmacy LLC	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	7/31/2042	51.9	51.9	55.6	0.02%
^Raffi's Inc dba Atlantic Auto Center	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/31/2027	12.9	12.9	13.1	—%
^Sharon G McMillen, MA Psychologist, Inc.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/28/2027	16.8	16.8	14.8	0.01%
^HQTRONIC LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	7/27/2027	20.4	20.4	17.8	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Oberon IT, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/26/2027	197.9	197.9	184.6	0.06%
^Gilles Peress Studio LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/25/2027	56.6	56.6	49.6	0.02%
^Obok LLC	Food Manufacturing	Term Loan	Prime plus 2.75%	7/21/2027	10.9	10.9	10.3	—%
^Ocean Trans LLC	Truck Transportation	Term Loan	Prime plus 2.75%	7/21/2027	33.9	33.9	29.7	0.01%
^Lil Tots' Learning Center LLC	Social Assistance	Term Loan	Prime plus 2.75%	7/21/2042	46.6	46.6	48.0	0.02%
^Matrix Z LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 3.75%	7/19/2027	6.8	6.8	7.1	—%
^Nova Solutions, Inc.	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	7/19/2027	22.6	22.6	22.6	0.01%
^Aitheras Aviation Group, LLC (OH) , Aitheras Aviation Group, LLC (FL)	Air Transportation	Term Loan	Prime plus 2.75%	7/18/2027	745.9	745.9	658.8	0.23%
^Wildflour Bakery & Cafe, LLC	Food Manufacturing	Term Loan	Prime plus 2.75%	7/17/2027	20.3	20.3	20.9	0.01%
^Koep Companies dba Pipestone True value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	7/14/2042	319.9	319.9	324.0	0.11%
^Florida Home and Kitchen LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/14/2027	10.9	10.9	9.5	—%
^Rocks Auto Exchange LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	7/13/2027	13.6	13.6	11.9	—%
^McCord Holdings, Inc. dba Fast Signs 176101	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/7/2027	17.0	17.0	15.2	0.01%
^Thrifty Market Inc dba Thrifty Foods	Food and Beverage Stores	Term Loan	Prime plus 2.75%	7/6/2027	92.9	92.9	85.5	0.03%
^The Country House Restaurant, LLC and Pelton Real Estate, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2042	48.9	48.9	53.3	0.02%
^Qycell Corporation	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/30/2027	68.5	68.5	71.0	0.02%
^J. T. O'Neill Company, L.L.C	Real Estate	Term Loan	Prime plus 2.75%	6/30/2027	13.5	13.5	12.4	—%
^Hamilton & Associates Real Estate and Investments Firm LLC	Real Estate	Term Loan	Prime plus 2.75%	6/30/2042	52.9	52.9	56.9	0.02%
^New Chicago Wholesale Bakery Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	6/30/2027	13.5	13.5	13.5	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^BQRS, Inc. DBA Gresham Meineke Car Care Center	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/30/2027	56.1	56.1	52.6	0.02%
^JWH Designs, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/30/2027	95.4	95.4	88.1	0.03%
^Veola's Day Spa and Wellness Center Inc.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/30/2027	8.2	8.2	7.8	—%
^J&M Civil Construction Services LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/30/2027	89.9	89.9	83.0	0.03%
^Best Bees Company	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	6/29/2027	20.2	20.2	18.7	0.01%
^Stiegelbauer Associates Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2027	278.0	278.0	288.4	0.10%
^Oakhill Farms, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2030	93.1	93.1	98.0	0.03%
^Greensboro Plastic Surgical Associates, PA	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/29/2042	565.8	565.8	600.4	0.21%
^Malhame & Company Publishers & Importers Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/29/2027	80.9	80.9	74.8	0.03%
^Intellixion LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/29/2027	3.4	3.4	3.1	—%
^Ocean Trans LLC and Dehal Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	6/29/2027	541.1	541.1	499.8	0.17%
^Foxhop Fitness, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/28/2027	83.6	83.6	77.9	0.03%
^Akal Express Inc. dba Truck Trailer Service Stop	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/28/2042	58.7	58.7	64.1	0.02%
^Old Dominion Transportation Group, Inc.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	6/28/2027	909.2	909.2	855.7	0.30%
^Citibin, Inc.	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	6/27/2027	112.3	112.3	103.7	0.04%
^Auxiliary Systems Inc.,Sharrick Company, LLC & KMN, LLC	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	6/27/2030	228.3	228.3	236.6	0.08%
^WB Cleaners Inc. DBA $2.75 Cleaners	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/27/2027	14.7	14.7	15.3	0.01%
^Ains Holding Company, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/26/2027	1,056.4	1,056.4	992.7	0.35%
^Four Seasons Laser Center Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/26/2042	213.6	213.6	227.6	0.08%
^Northern Industries, LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/23/2042	56.5	56.5	62.5	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Rustic LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/23/2042	15.9	15.9	15.8	0.01%
^Vella Construction Enterprises, Inc. dba Vella Construction	Construction of Buildings	Term Loan	Prime plus 2.75%	6/23/2027	20.2	20.2	18.7	0.01%
^Birches Group, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/22/2027	44.9	44.9	41.5	0.01%
^Sanabi Investment ,,LLC dba Oscar's Moving and Storage	Truck Transportation	Term Loan	Prime plus 2.75%	6/20/2027	110.0	110.0	105.7	0.04%
^Scarlet Spartan Inc.dba FastSigns of Brighton	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/19/2027	50.0	50.0	47.0	0.02%
^Don G. Timpton DDS & Associates PA and Indsaad Properties,LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/16/2042	391.7	391.7	406.8	0.14%
^JAM Media Solutions, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/15/2027	56.1	56.1	51.8	0.02%
^All Regional Recyclers of Wood LLC dba ARROW, Superior Carting, LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/15/2042	304.0	304.0	321.8	0.11%
^Tele Tax Express Inc., El Rancho Paiso, LLC and Nestor Romero	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/14/2042	90.5	90.5	98.5	0.03%
^ESA 365 Corp and Lucathor Realty LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/14/2042	22.0	22.0	23.7	0.01%
^Susan Hughes dba Aloha Junction B and B	Accommodation	Term Loan	Prime plus 2.75%	6/14/2042	60.7	60.7	67.2	0.02%
^Hull's Kitchen, LLC and HK Too, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/14/2042	94.3	94.3	104.1	0.04%
^Yachting Solutions LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/12/2027	106.7	106.7	105.2	0.04%
^Refoleen Inc dba Spice and Tea Exchange	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/8/2027	3.2	3.2	2.9	—%
^Earth First Recycling, LLC and 191 Clark Road, LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/5/2027	338.0	338.0	347.6	0.12%
^Skydive California, LLC	Educational Services	Term Loan	Prime plus 2.75%	6/2/2027	50.1	50.1	51.9	0.02%
^SCW, LLC dba Arthur Murray Dance Studio	Educational Services	Term Loan	Prime plus 2.75%	6/2/2042	142.8	142.8	152.4	0.05%
^Speaker City, Inc.and Speaker Town, LLC dba Rollin Thunder	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/1/2042	44.6	44.6	48.2	0.02%
^Impact Grounds Maintenance and Design, Inc.dba Impact Landscaping and	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/31/2042	77.6	77.6	85.0	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Funtime, LLC and Universal Entertainment Group LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/31/2027	59.2	59.2	55.4	0.02%
^Ricnet III, Inc. dba Edible Arrangements	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/31/2027	13.2	13.2	12.4	—%
^Haroon Baig,Inc.dba US1 Petrol	Gasoline Stations	Term Loan	Prime plus 2.75%	5/31/2042	257.8	257.8	285.3	0.10%
^Sage Oil LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	5/31/2027	20.1	20.1	18.7	0.01%
^Chet Lemon Enterprises LLC dba All American Sports	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/26/2042	774.0	774.0	856.5	0.30%
^Mitchell Auto Repair, LLC and and C&M Mitchell, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/26/2042	191.0	191.0	206.9	0.07%
^Eagle Wood Works LLC	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	5/26/2027	10.7	10.7	10.3	—%
^Hurricane Group, Inc.	Other Information Services	Term Loan	Prime plus 2.75%	5/26/2027	66.9	66.9	61.8	0.02%
^Swantown Inn & Spa LLC	Accommodation	Term Loan	Prime plus 2.75%	5/26/2042	124.2	124.2	136.4	0.05%
^Beyond Waves A Unique Salon LLC and Lori Ann Carlson	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/25/2027	13.4	13.4	12.5	—%
^Jung Design Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/25/2027	8.0	8.0	7.4	—%
^Locavore LLC dba Paloma Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/25/2027	44.6	44.6	42.3	0.01%
^Abdul Naushad MD PC dba Advanced Pain Centers	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/25/2042	384.6	384.6	418.5	0.15%
^Innovim, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/24/2027	300.9	300.9	277.9	0.10%
^Gill Express Inc. and Gill Express 2 LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/23/2042	330.9	330.9	350.4	0.12%
^Prestige Construction of Florida, LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	5/23/2042	328.6	328.6	344.2	0.12%
^GEM2K, LLC dba Precision Precast Group	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	5/19/2027	145.9	145.9	138.9	0.05%
^Hayden Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	5/19/2027	210.1	210.1	205.6	0.07%
^Tres K Deli,Grocery,Fruit and Meat Inc.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/19/2027	7.4	7.4	7.2	—%
^Iron Men Home Repair, Inc. and Ironmen House Lifting Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/19/2042	568.9	568.9	611.3	0.21%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Enfield Tractor & Equipment Co	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/19/2027	264.6	264.6	264.9	0.09%
^PS Camping, Inc. dba Prospectors RV Resort	Accommodation	Term Loan	Prime plus 2.75%	5/19/2042	253.7	253.7	279.9	0.10%
^Mr. B's Bicycles & Mopeds, Inc.	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	5/18/2042	143.3	143.3	153.4	0.05%
^Waterford Plumbing Co, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/18/2027	44.6	44.6	41.7	0.01%
^Bay Car Wash LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2042	117.9	117.9	126.9	0.04%
^Computech Computers Inc.	Educational Services	Term Loan	Prime plus 2.75%	5/17/2027	44.6	44.6	41.2	0.01%
^Arco Electrical Contractors Inc. dba Arco Construction Group	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/16/2027	320.8	320.8	311.4	0.11%
^Batter & Company,LLC dba Batter Co. Dessert Collection	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/16/2027	47.9	47.9	45.0	0.02%
^5 Stars Learning Center Inc	Social Assistance	Term Loan	Prime plus 2.75%	5/16/2042	60.4	60.4	64.7	0.02%
^Band Sawn Lumber,LLC and Nathan Ryan Adams	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	5/15/2042	111.1	111.1	117.3	0.04%
^Sanderson Distribution Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	5/12/2027	9.4	9.4	8.7	—%
^Keys Armored Express, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/12/2027	35.7	35.7	34.0	0.01%
^SG Linke LLC	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	5/12/2027	74.2	74.2	77.0	0.03%
^B G F Bobby Q's Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/11/2027	6.7	6.7	6.8	—%
^Estelle Finkel Educational Associates,LLC	Educational Services	Term Loan	Prime plus 2.75%	5/11/2027	107.8	107.8	99.6	0.03%
^Labmates,LLC	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	5/10/2027	89.2	89.2	89.1	0.03%
^NHS, LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/9/2027	78.9	78.9	75.3	0.03%
^1872 Rosecrans, LLC dba Goodbar	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/9/2027	57.0	57.0	52.9	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^NHS, LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/9/2042	21.4	21.4	21.8	0.01%
^Innovation Transport, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	5/9/2027	69.5	69.5	69.4	0.02%
^Arclay, LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	5/5/2030	137.1	137.1	134.3	0.05%
^Benchmark Building, Inc.	Construction of Buildings	Term Loan	Prime plus 2.75%	5/5/2027	20.1	20.1	18.5	0.01%
^Cable Management LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	5/3/2027	51.1	51.1	50.5	0.02%
^Fine Arts Center of Easley, Inc. dba Midtown Music	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	5/2/2042	114.0	114.0	126.1	0.04%
^Zahmel Restaurant Suppliers Corp dba Cash & Carry; Zahners Hardware	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	4/28/2027	79.6	79.6	74.2	0.03%
^Love and Glory Learning Center, Inc.	Social Assistance	Term Loan	Prime plus 2.75%	4/28/2042	76.1	76.1	80.9	0.03%
^Georgia Productions Services LLC	Rental and Leasing Services	Term Loan	Prime plus 2.75%	4/28/2027	80.8	80.8	78.3	0.03%
^JMA Inc. dba Primecut and Mezzo; Primecut at Marquee	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/27/2042	216.8	216.8	239.9	0.08%
^Sneads Ferry Foods, Inc. dba DQ Grill & Chill	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/27/2042	611.4	611.4	648.4	0.23%
^Asheville's Fun Depot, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/26/2027	77.4	77.4	80.3	0.03%
^Resident Research, LLC	Other Information Services	Term Loan	Prime plus 2.75%	4/24/2027	78.0	78.0	72.1	0.03%
^Getting Even LLC dba The Zoo Health Club	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/21/2027	6.6	6.6	6.3	—%
^Ralph's Hair Salon, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/21/2042	48.8	48.8	52.7	0.02%
^M.E. Interiors LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/20/2027	123.2	123.2	113.8	0.04%
^Condron Brothers LLC DBA Luv 2 Play	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/19/2027	105.8	105.8	101.5	0.04%
^Bloomer Machine & Fab, Inc and Dale Stertz Properties	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	4/13/2042	200.4	200.4	218.5	0.08%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Carpeteria (Markarian) Co.	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	4/13/2027	117.4	117.4	120.8	0.04%
^Butternuts Beer and Ale LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	4/12/2027	65.3	65.3	67.7	0.02%
^Citizens Lanes, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/31/2042	608.5	608.5	672.7	0.23%
^Shelter Harbor Inn, Inc.	Accommodation	Term Loan	Prime plus 2.75%	3/31/2042	202.6	202.6	224.0	0.08%
^The Altitude Group, LLC and Core Home Security, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/31/2027	43.4	43.4	40.0	0.01%
^MIT LLC	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/31/2042	85.4	85.4	94.5	0.03%
^Bear Trail Lodge LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/31/2042	539.5	539.5	592.7	0.21%
^Landmark Ventures USA, Inc.	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	3/31/2027	165.0	165.0	152.2	0.05%
^Golden Hen Inc. dba Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/31/2027	57.0	57.0	53.1	0.02%
^Applied Integrated Technologies, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/31/2027	110.1	110.1	101.5	0.04%
^Signature Rooms, Inc dba Gallery Furniture	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	3/30/2042	484.1	484.1	533.5	0.19%
^KWG Industries LLC dba Peterson & Marsh Metal Industries	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/30/2027	26.4	26.4	26.9	0.01%
^Sea Smoke Barbeque, Corp and Danwen LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/30/2042	230.9	230.9	247.9	0.09%
^Schafer Fisheries Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	3/30/2042	242.4	242.4	268.0	0.09%
^Discount Price, LLC dba Robert's Market	Gasoline Stations	Term Loan	Prime plus 2.75%	3/29/2042	201.4	201.4	217.7	0.08%
^Douglas K. Soderblom . dba Loma Linda Optometry	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/29/2027	88.0	88.0	84.3	0.03%
^Gauri Hospitality Group LLC dba Microtel Inns & Suites by Wyndham	Accommodation	Term Loan	Prime plus 2.75%	3/29/2042	1,031.5	1,031.5	1,136.2	0.40%
^First Sail Group Inc. and Omen Board Industires LLC	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/29/2027	17.6	17.6	17.1	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^H and H Hotshot Services, Inc. dba AA Hotshot & Logistics	Couriers and Messengers	Term Loan	Prime plus 2.75%	3/29/2030	89.6	89.6	84.1	0.03%
^New England Country Day School, Inc. and Thomas D. Walker	Social Assistance	Term Loan	Prime plus 2.75%	3/28/2042	362.6	362.6	388.6	0.14%
^American Pharmaceutical Innovation Company, LLC	Chemical Manufacturing	Term Loan	Prime plus 2.75%	3/28/2027	26.4	26.4	24.4	0.01%
^Pecos Entertainment LLC dba State Theater and Pecos Inn LLC	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	3/27/2042	400.7	400.7	443.0	0.15%
^Heil & Hornik LLC dba Elysium Tennis	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/27/2042	907.1	907.1	968.8	0.34%
^Robert Dixon PA dba Law Offices of Robert Dixon	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/24/2042	416.2	416.2	458.8	0.16%
^Ericon Inc. dba Quik Pik	Gasoline Stations	Term Loan	Prime plus 2.75%	3/24/2027	55.0	55.0	55.4	0.02%
^Executive Fitness & Nutrition Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/23/2027	18.0	18.0	18.4	0.01%
^Denton Bio Fuels LLC and American Bio Source LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/23/2027	52.1	52.1	50.3	0.02%
^Color Graphic Press, Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/23/2027	105.6	105.6	109.4	0.04%
^JBK Truck Trailer and Bus Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/23/2042	86.6	86.6	92.5	0.03%
^Baton Rouge Cargo Services Inc. and 6507 Westport, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	3/22/2042	628.0	628.0	683.9	0.24%
^Vehicle Safety Supply LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/21/2027	19.8	19.8	18.3	0.01%
^J Sivilis LLC dba Pet Wants	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/17/2027	10.8	10.8	10.2	—%
^Texcor, Inc.dba Texas Corral,Texas Coral Restaurants II, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/16/2027	264.0	264.0	273.5	0.10%
^The Purple Cow House of Pancake Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/16/2042	156.9	156.9	173.4	0.06%
^Reservoir International LLC	Educational Services	Term Loan	Prime plus 2.75%	3/16/2027	87.5	87.5	85.6	0.03%
^1MTX LLC and Sunrise Transportation and Logistics, LLC and Mustafa M	Truck Transportation	Term Loan	Prime plus 2.75%	3/13/2027	603.3	603.3	556.4	0.19%
^Dwayne Bernard Tate	Truck Transportation	Term Loan	Prime plus 2.75%	3/10/2027	9.2	9.2	8.9	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Elegant Occasions, LLC dba E Productions	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/10/2042	575.3	575.3	616.6	0.21%
^E & P Holdings 1 LLC and Evans & Paul Unlimited Corp. and Evans & Paul	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	3/9/2027	109.9	109.9	103.2	0.04%
^Anthony LLC dba Star of Woodward Market	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/9/2042	112.5	112.5	124.3	0.04%
^Allegro Assisted Living Of Texas	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	3/6/2027	84.5	84.5	87.5	0.03%
^Robbie E. Bakery and Cafe LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/3/2027	56.4	56.4	52.0	0.02%
^Podium Auto Sales Inc and RRS Property, LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/3/2042	88.6	88.6	94.5	0.03%
^Weeping Willow Kennels, Inc and Aileen N Black	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2042	136.6	136.6	147.8	0.05%
^SSI Refrigerated Express Inc. and Robert M Stallone dba SSI Express	Truck Transportation	Term Loan	Prime plus 2.75%	2/28/2027	205.8	205.8	189.8	0.07%
^Getting Even LLC dba The Zoo Health Club	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2027	84.1	84.1	80.0	0.03%
^Total Document Solutions Inc and,TDS Services, LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	2/27/2030	285.1	285.1	279.5	0.10%
^McNally Enterprises Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	2/27/2027	56.8	56.8	54.0	0.02%
^Teracore Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/27/2027	143.0	143.0	131.9	0.05%
^B & J Bicycle Shop Inc.	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	2/24/2027	8.4	8.4	8.7	—%
^3W Enterprises LLC	Textile Product Mills	Term Loan	Prime plus 2.75%	2/24/2042	63.8	63.8	69.7	0.02%
^TMJ Pizza Mesa LLC dba Rosati's Pizza Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/24/2027	93.9	93.9	92.2	0.03%
^Victorian Restaurant and Tavern, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/22/2042	104.8	104.8	110.7	0.04%
^DER Services, LLC dba A.K.A. Sports	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	2/17/2042	39.1	39.1	43.2	0.02%
^Bike Slug, LLC, Bike Slug Holdings Inc. and Seven Rivers Group, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/17/2027	17.0	17.0	15.7	0.01%
^Ameritube, LLC and Ravone Properties, LLC	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	2/14/2042	180.7	180.7	199.8	0.07%
^R&S Barnes Enterprises, Inc. dba Massage Envy Spa	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/10/2027	81.9	81.9	76.2	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Baton Rouge Cargo Services Inc. and 2808 Court Street, LLC	Truck Transportation	Term Loan	Prime plus 2.75%	2/10/2042	241.3	241.3	262.9	0.09%
^Sushiya Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/10/2027	16.4	16.4	15.5	0.01%
^Maximo Canot dba Wash and Dry Laundrymat	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/10/2042	134.3	134.3	146.5	0.05%
^Marvic Enterprises Inc dba Jordan's Liquor	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/10/2042	213.6	213.6	231.6	0.08%
^Harrison Logging Company LLC	Forestry and Logging	Term Loan	Prime plus 2.75%	2/9/2027	92.8	92.8	89.3	0.03%
^8 Minute Oil Change Auto Repair & Tire Center and Jumir L.L.C.	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/7/2042	320.7	320.7	339.0	0.12%
^DBMS Consulting, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/1/2042	180.4	180.4	190.8	0.07%
^Brandco, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/31/2027	37.9	37.9	35.0	0.01%
^Chidlren's House Learning, Inc and Tarps Investment Group	Social Assistance	Term Loan	Prime plus 2.75%	1/31/2042	313.3	313.3	335.5	0.12%
^Fave Realty Inc.	Real Estate	Term Loan	Prime plus 2.75%	1/30/2042	53.1	53.1	57.3	0.02%
^Return to Excellence Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	1/27/2027	15.6	15.6	16.2	0.01%
^House of Bread & Coffee Corp dba Casa Do Pao	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/27/2042	169.9	169.9	176.2	0.06%
^ZMKNY Tires Inc dba Houston International Tires	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	1/27/2042	104.9	104.9	116.0	0.04%
^SRC Publishing LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	1/27/2027	19.5	19.5	18.0	0.01%
^Fox Valley Rentals & Investments LLC and Brian M Tomaszewski	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/20/2042	41.4	41.4	44.1	0.02%
^Rhone Wolf Vineyard LLC, Goldline Brands Inc. and Myka Cellars, Inc.	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	1/19/2030	232.5	232.5	228.6	0.08%
^Jolibe LLC and Jolibe Atelier LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/18/2027	9.1	9.1	8.6	—%
^Eickmann Management Group LLC dba Jimmy Johns of Dundee	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/17/2027	86.4	86.4	88.2	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Fullbro Trust dba Menemsha Blues	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	1/13/2027	19.5	19.5	20.2	0.01%
^Ramjay Inc.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	1/13/2027	389.8	389.8	375.4	0.13%
^Echelon Enterprises, Inc	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	1/10/2027	43.4	43.4	44.9	0.02%
^Fort Smith Wings Inc. dba Wing Stop	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/28/2026	16.8	16.8	16.0	0.01%
^Sand Hill Associates, Ltd. dba Charlie O's Tavern on the Point	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/27/2041	413.0	413.0	438.0	0.15%
^Joshua L. Baker	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	12/23/2026	13.5	13.5	12.5	—%
^Jacliff Investments Inc. dba International health Technologies	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	12/23/2026	107.5	107.5	99.0	0.03%
^Metropolitan Solutions Group Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/19/2041	267.1	267.1	278.2	0.10%
^Means Enterprises LLC dba FastFrame Frisco	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/16/2026	19.4	19.4	18.0	0.01%
^Soon Im. Chin dba Stan C-Store	Gasoline Stations	Term Loan	Prime plus 2.75%	12/15/2041	206.4	206.4	225.9	0.08%
^Sempco, Inc.	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/15/2041	40.8	40.8	45.1	0.02%
^New Chicago Wholesale Bakery, Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	12/15/2041	440.6	440.6	467.2	0.16%
^Ericon, Inc. dba Quik Pik	Gasoline Stations	Term Loan	Prime plus 2.75%	12/15/2041	323.2	323.2	344.9	0.12%
^White Hawk Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	12/15/2026	944.4	944.4	869.7	0.30%
^Elita 7, LLC	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	12/15/2041	692.2	692.2	749.9	0.26%
^Allied Welding Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2041	729.8	729.8	771.5	0.27%
^Techni-Pro Institute LLC	Educational Services	Term Loan	Prime plus 2.75%	12/15/2026	163.7	163.7	154.2	0.05%
^Trison Enterprises Inc.dba Lee's Automotive	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/14/2041	395.9	395.9	426.4	0.15%
^D and E Hardware Co. and D and E Pump Sales and Service	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/14/2041	513.5	513.5	547.0	0.19%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^HMG Strategy, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/14/2026	43.0	43.0	39.6	0.01%
^Cardinal Homes Inc,.Alouette Holdings Inc.,Bret Berneche	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	12/14/2026	917.0	917.0	948.6	0.33%
^AGG Management Team LLC dba Chevron	Gasoline Stations	Term Loan	Prime plus 2.75%	12/14/2041	279.3	279.3	308.5	0.11%
^Cardinal Homes Inc. and Bret A Berneche	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	12/14/2041	117.8	117.8	129.9	0.05%
^Success Advertising Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/13/2041	453.2	453.2	496.5	0.17%
^Wayfarer Bicycle LLC	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	12/13/2041	89.9	89.9	94.4	0.03%
^Roast Beef Levittown LLC dba Arby's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/13/2026	280.5	280.5	290.2	0.10%
^Queen Express LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	12/13/2041	182.1	182.1	199.7	0.07%
^Mack Team Enterprises Inc.dba The UPS Store #6815	Couriers and Messengers	Term Loan	Prime plus 2.75%	12/9/2026	17.5	17.5	16.8	0.01%
^Myndshft Technologies LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/9/2026	666.6	666.6	633.9	0.22%
^Recycling Revolution, LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/9/2041	89.6	89.6	95.4	0.03%
^Imagine By Carleen Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/8/2041	51.0	51.0	54.6	0.02%
^New Life Hospital LLC	Hospitals	Term Loan	Prime plus 2.75%	12/8/2041	1,184.9	1,184.9	1,308.9	0.46%
^Hanson's Greeks LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/8/2026	9.7	9.7	10.0	—%
^Lan Doctors, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/7/2026	212.0	212.0	216.0	0.08%
^Yachting Solutions LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/7/2029	64.5	64.5	64.5	0.02%
^The Lake Shore Hospitality Inc dba Dowagiac Baymont Inn & Suites	Accommodation	Term Loan	Prime plus 2.75%	12/5/2041	343.4	343.4	375.1	0.13%
^Lilo Holdings LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/5/2026	13.7	13.7	13.2	—%
^Noso Development LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	12/1/2026	64.5	64.5	59.4	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Ericon, Inc.	Gasoline Stations	Term Loan	Prime plus 2.75%	12/1/2041	706.5	706.5	756.5	0.26%
^Sharaz Shah DBA Thomas Jewelers	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	11/30/2026	6.9	6.9	6.4	—%
^Imaginarium Foods LLC,	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2042	364.4	364.4	393.9	0.14%
^RD Management, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/30/2026	182.4	182.4	169.6	0.06%
^Pebble Wood Lane, LLC and Good Sam's Assisted Living Resiidence, LLC	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	11/30/2041	65.5	65.5	72.3	0.03%
^Studio Find It Georgia, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/30/2026	6.4	6.4	6.0	—%
^B4 Fitness LLC dba The Zoo Health Club	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/30/2026	19.2	19.2	18.3	0.01%
^Quick Ship, LLC	Couriers and Messengers	Term Loan	Prime plus 2.75%	11/30/2026	9.0	9.0	8.3	—%
^Access Staffing, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/29/2026	959.9	959.9	884.0	0.31%
^Usman Jalil, LLC dba Food Mart	Gasoline Stations	Term Loan	Prime plus 2.75%	11/29/2041	226.3	226.3	237.0	0.08%
^WPN Recycling Company LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/23/2026	19.2	19.2	19.9	0.01%
^Hafa Adai Signs and Graphics LLC dba Fastsigns of Auburn -#281901	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/23/2026	51.2	51.2	47.6	0.02%
^CRK Mens, LLC dba Spiff for Men	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/23/2026	91.2	91.2	85.3	0.03%
^Merchant Coterie, Inc.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	11/23/2026	107.0	107.0	98.5	0.03%
^Broms Asset Management LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	11/22/2026	107.3	107.3	98.8	0.03%
^6E Technologies LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/22/2026	144.6	144.6	141.2	0.05%
^JBK Truck Trailer and Bus Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/22/2041	403.0	403.0	431.5	0.15%
^Bouquet Restaurant LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/22/2041	121.2	121.2	130.4	0.05%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Skaggs RV Outlet LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/21/2026	85.3	85.3	88.3	0.03%
^Catherine Christine Morin dba Purr-Fect Pets	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/17/2026	16.0	16.0	14.7	0.01%
^Stratmar Systems Inc dba Stratmar Retail Services	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/16/2026	58.4	58.4	60.4	0.02%
^Hoosier Health Plus, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/15/2026	106.8	106.8	105.9	0.04%
^J. A. Kohlhepp Sons, Inc. dba Kohlhepp's True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/10/2026	172.8	172.8	176.6	0.06%
^J. A. Kohlhepp Sons, Inc. dba Kohlhepp's True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/10/2041	438.5	438.5	475.9	0.17%
^Panther Ironworks and Rigging Solutions LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/10/2026	129.1	129.1	125.4	0.04%
^Hackensack Steel Corporation and Luzerne Ironworks Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/10/2026	206.5	206.5	213.6	0.07%
^Rich's Food Stores LLC dba Hwy 55 of Wallace	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/9/2026	37.3	37.3	36.7	0.01%
^Dyer Properties, LLC and Bayview Pharmacy, Inc.	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	11/9/2041	233.0	233.0	247.0	0.09%
^Big Apple Entertainment Partners LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/9/2026	149.3	149.3	137.5	0.05%
^MIK LLC dba Firehouse Subs	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/9/2026	174.0	174.0	161.8	0.06%
^Fine Line Interiors, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/4/2041	71.2	71.2	78.6	0.03%
^131 Miles LLC and Ohm Shubh Laxmi, LLC. dba Mr Hero	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/3/2041	122.6	122.6	133.1	0.05%
^Veracruz Shabo, LLC, Waterfalls Quick Lube LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/1/2041	117.6	117.6	127.4	0.04%
^Glocecol LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/1/2026	64.0	64.0	66.2	0.02%
^Moolchan Enterprises LLC dba Staying Green	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2026	14.0	14.0	14.0	—%
^Bloomquist Communications Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2026	50.8	50.8	46.8	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Middlesex Auto Sales Corp	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/31/2041	121.2	121.2	131.6	0.05%
^Woodstock Enterprises Corp dba True Scent Candle Co	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	10/31/2041	86.1	86.1	90.4	0.03%
^FibAire Communications, LLC	Telecommunications	Term Loan	Prime plus 2.75%	10/27/2026	91.6	91.6	89.0	0.03%
^Elite Structures Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/27/2029	203.9	203.9	208.6	0.07%
^Blakeslee Arpaia Chapman Inc and Chapman Construction Services LLC	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	10/24/2026	359.7	359.7	372.1	0.13%
^Worldwide Estate, Inc. dba Washington Heights Manor	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	10/21/2041	217.6	217.6	240.4	0.08%
^Gold Wind Logistics LLC	Truck Transportation	Term Loan	Prime plus 2.75%	10/20/2041	171.1	171.1	189.0	0.07%
^Speaker City, Inc. dba Rollin Thunder	Electronics and Appliance Stores	Term Loan	Prime plus 2.75%	10/14/2041	121.1	121.1	131.1	0.05%
^Maine Service Corp	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	10/13/2026	158.6	158.6	157.7	0.05%
^Justin Partlow	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	10/13/2026	16.5	16.5	15.2	0.01%
^Reliable Recovery Services LLC	Support Activities for Transportation	Term Loan	Prime plus 2.75%	10/7/2026	95.2	95.2	92.0	0.03%
^Ailky Corporation	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	10/3/2026	211.6	211.6	198.8	0.07%
^Wyspen Corporation dba Charlestown Ace	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	10/3/2026	30.5	30.5	28.1	0.01%
^MegaPhase, LLC	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	9/30/2026	125.7	125.7	126.9	0.04%
^Adelwerth Bus Corp.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2041	234.7	234.7	249.2	0.09%
^JJA Transportation Management Inc.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2026	44.0	44.0	40.4	0.01%
^Seaway LLC and Reklaw LLC dba Allure Lounge	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2041	132.6	132.6	146.4	0.05%
^Adelwerth Bus Corporation, Transportation Leasing Corp.	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2029	581.3	581.3	589.7	0.21%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Thunderdome Racing Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/29/2026	15.0	15.0	15.5	0.01%
^Graphics,Type and Color Enterprises Inc dba Clubflyers.com and GTC Med	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	9/28/2041	824.3	824.3	909.9	0.32%
^CD Game Exchange Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/28/2026	18.8	18.8	17.3	0.01%
^CNC Precision Machine, Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/28/2041	1,235.9	1,235.9	1,319.6	0.46%
^Beadon Inc	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/28/2026	18.8	18.8	19.5	0.01%
^Reynolds Fence & Guardrail Inc.	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/27/2026	527.4	527.4	527.8	0.18%
^Kyle M Walker DDS, PC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/27/2026	193.4	193.4	181.9	0.06%
^Luna Nueva LLC dba Bio Builders	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/27/2026	12.6	12.6	11.9	—%
^Luv 2 Play Nor Cal, LLC dba Luv 2 Play	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/27/2026	44.0	44.0	41.9	0.01%
^Sarah S Olelewe MD Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/26/2041	282.4	282.4	302.6	0.11%
^PeopleBest Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/26/2026	12.6	12.6	11.6	—%
^TPFC,LLC dbaThe Picture Frame Company	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/26/2041	56.7	56.7	60.8	0.02%
^Ridge Road Equestrian LLC dba Ricochet Ridge Ranch	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	9/26/2026	7.5	7.5	7.7	—%
^Mr. Mulch, Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/23/2041	391.3	391.3	401.1	0.14%
^B4 Fitness LLC dba The Zoo Health Club	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/23/2026	73.3	73.3	69.6	0.02%
^Cuppiecakes LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/21/2041	21.7	21.7	23.2	0.01%
^Wrecking Crew Media LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/21/2026	41.9	41.9	38.5	0.01%
^Benoit's Towing and Recovery LLC	Support Activities for Transportation	Term Loan	Prime plus 2.75%	9/20/2026	10.1	10.1	9.3	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Consulting Solutions Inc. and Mark Luciani	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/20/2026	18.8	18.8	18.7	0.01%
^Brittany Burns LLC dba Dreams Come True	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/19/2026	11.2	11.2	11.6	—%
^Eyncon LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/16/2041	48.2	48.2	52.0	0.02%
^The Merrin Group LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/15/2026	146.6	146.6	147.5	0.05%
^Rich's Food Stores LLC dba Hwy 55 of Wallace	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/14/2026	124.9	124.9	122.6	0.04%
^Atlantic Alarm Systems and Services LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/14/2026	12.9	12.9	12.2	—%
^Metropet Dog Center, Inc	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/13/2041	105.4	105.4	113.9	0.04%
^Marquis Cattle Company	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	9/13/2026	42.3	42.3	43.7	0.02%
^Bingham Enterprises, Inc and Full Belli Deli and Sausage Company	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/12/2041	79.6	79.6	83.9	0.03%
^SRA Mechanicial Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/6/2041	42.2	42.2	46.6	0.02%
^Sandia Enterprises Inc dba Massage Envy Spa	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/6/2026	52.4	52.4	48.1	0.02%
^Animal Intrusion Prevention Systems Holding Company, LLC dba Critter C	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/30/2026	104.2	104.2	97.7	0.03%
^Raem Corporation dba Dryclean Express	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/29/2041	69.8	69.8	76.6	0.03%
^Clark Realty LLC	Real Estate	Term Loan	Prime plus 2.75%	8/29/2041	73.3	73.3	80.9	0.03%
^Warren Dale Warrington dba Custom Paint and Body	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/26/2041	97.5	97.5	105.8	0.04%
^TAGR Inc dba Miami Grill 137and John Nakis	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/26/2026	88.7	88.7	83.2	0.03%
^Albert Basse Associates Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	8/25/2026	51.3	51.3	53.0	0.02%
^Avery Management Inc. dba Whetstone Upholstery	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/25/2026	8.8	8.8	8.1	—%
^TR Companies LLC dba Liberty Rental 4 U	Rental and Leasing Services	Term Loan	Prime plus 2.75%	8/25/2026	74.8	74.8	68.8	0.02%
^Tabadesa Associates Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/25/2026	18.7	18.7	17.2	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Rosmel Pools Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/25/2026	18.7	18.7	17.5	0.01%
^Sambella Holdings, LLC and Strike Zone Entertainment Center LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/24/2041	492.0	492.0	540.6	0.19%
^Luv 2 Play Temecula, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/15/2026	49.8	49.8	45.8	0.02%
^2 Cool Beans LLC dba Menchies's Frozen Yogurt	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/11/2026	68.5	68.5	63.0	0.02%
^Grayson O Company	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	8/10/2041	601.7	601.7	662.3	0.23%
^Paul Belanger dba Paul Belanger Landscaping	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/9/2026	12.5	12.5	11.5	—%
^Nicolette Reiser dba Comfort & Balance	Personal and Laundry Services	Term Loan	Prime plus 2.75%	7/29/2041	64.2	64.2	70.4	0.02%
^USA General Investment LLC dba Braniff Paint and Body Shop	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/29/2026	18.5	18.5	17.5	0.01%
^The Hungry Rhino LLC	Real Estate	Term Loan	Prime plus 2.75%	7/29/2041	73.3	73.3	78.4	0.03%
^303 Tower Drive LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/29/2041	384.7	384.7	419.2	0.15%
^Little Tree Huggers Child Care LLC	Social Assistance	Term Loan	Prime plus 2.75%	7/29/2041	134.6	134.6	148.5	0.05%
^Big Apple Entertainment Partners LLC dba Ripley's Believe It or Not	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/28/2026	247.1	247.1	227.2	0.08%
^676 Club LP dba The Green Door Tavern/The Drifter	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/28/2041	644.0	644.0	706.0	0.25%
^MacIver Corporation dba Division Camera	Rental and Leasing Services	Term Loan	Prime plus 2.75%	7/28/2026	1,028.7	1,028.7	1,021.7	0.36%
^Intrepid Trinity LLC	Nonstore Retailers	Term Loan	Prime plus 2.75%	7/28/2041	60.1	60.1	65.0	0.02%
^Apple Tree NC Inc dba Williams Farm & Garden Center	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	7/28/2041	326.8	326.8	347.1	0.12%
^EPEC Juice LLC dba Jamba Juice	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/27/2026	68.8	68.8	63.3	0.02%
^Pinco Pizza LLC dba Jet's Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/27/2026	60.8	60.8	62.5	0.02%
^Kidtastic LLC dba The Little Gym of Audubon	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/27/2026	46.7	46.7	43.0	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^JAG Unit 1, LLC dba Arooga's Grille House and Sports Bar	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/27/2026	103.0	103.0	94.7	0.03%
^The Grasso Companies, LLC and Grasso Pavement Maintenance, LLC	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	7/26/2026	75.1	75.1	72.8	0.03%
^My Sainath Inc dba Motel 6	Accommodation	Term Loan	Prime plus 2.75%	7/22/2041	293.5	293.5	320.5	0.11%
^Robert G Larson State Farm Insurance	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/22/2026	18.5	18.5	17.0	0.01%
^J and D Resources LLC dba Aqua Science	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2026	97.0	97.0	90.1	0.03%
^Robert P Daniels dba Ginger and Friend's Peppermint Village Gift Shop	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	7/18/2026	13.0	13.0	11.9	—%
^Franklin Firm LLC dba Luv 2 Play	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/15/2041	154.7	154.7	167.1	0.06%
^Jacob Rugs LLC dba Rugs Outlet	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	7/13/2026	54.1	54.1	55.8	0.02%
^Takeuchi Commercial Cleaning Services, LLC dba We Clean San Diego	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/13/2026	38.1	38.1	35.0	0.01%
^RM Hawkins LLC dba Pure Water Tech West	Nonstore Retailers	Term Loan	Prime plus 2.75%	7/7/2026	41.2	41.2	41.4	0.01%
^Dino Smiles Children's Cosmetic Dentistry	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/7/2026	11.7	11.7	11.0	—%
^Nevey's LLC dba Stark Food III	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/30/2041	283.0	283.0	319.4	0.11%
^P L H Pharmaco Inc dba Farmacia San Jose	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	6/30/2026	140.2	140.2	146.9	0.05%
^Martin Inventory Management LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/30/2026	21.1	21.1	22.2	0.01%
^VMA Technologies LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/30/2026	18.4	18.4	18.2	0.01%
^Desert Tacos LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2026	82.8	82.8	85.1	0.03%
^Corning Lumber Company Inc and Frank R Close and Son Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/30/2029	170.9	170.9	182.5	0.06%
^WGI, LLC dba Williams Grant Inn	Accommodation	Term Loan	Prime plus 2.75%	6/29/2041	125.9	125.9	140.9	0.05%
^O.D.S. Inc dba Four Seasons Health & Racquet and Step 'N' Motion, Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/29/2026	114.3	114.3	114.5	0.04%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^KWG Industries, LLC dba Peterson & Marsh Metal Industries	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/29/2041	292.6	292.6	329.0	0.11%
^MaidPro Marin dba MaidPro	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/28/2026	14.3	14.3	14.2	—%
^E & P Holdings 1 LLC and Evans & Paul LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	6/28/2026	110.3	110.3	110.7	0.04%
^Edge Pest Control LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/27/2026	612.5	612.5	607.6	0.21%
^All Printing Solutions, Inc. dba Pryntcomm	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	6/27/2041	528.8	528.8	583.8	0.20%
^Island Time Investments, LLC dba Swantown Inn Bed & Breakfast	Accommodation	Term Loan	Prime plus 2.75%	6/24/2041	97.2	97.2	110.1	0.04%
^JumboMarkets Inc dba Rines Jumbomarkets	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/24/2026	40.8	40.8	40.5	0.01%
^Visual Advantage LLC dba Signs Now Perryberg	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/23/2041	87.6	87.6	97.7	0.03%
^Long Island Comedy LLC dba Governors and New York Comedy, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/23/2041	179.9	179.9	201.4	0.07%
^Shooting Sports Academy LLC and Jetaa LLC dba Shooting Sports Academy	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/23/2041	478.1	478.1	530.3	0.18%
^SNS of Central Alabama, LLC dba Steak N Shake dba Steak N Shake	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/21/2026	46.9	46.9	47.6	0.02%
^Evergreen Investment & Property Management LLC, Universal Kidney Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/20/2041	1,215.0	1,215.0	1,370.1	0.48%
^Bagelicious, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/17/2026	44.5	44.5	44.3	0.02%
^NKJ Lusby Donuts LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/16/2026	18.4	18.4	18.2	0.01%
^Winegirl Wines LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	6/16/2026	9.2	9.2	9.6	—%
^Blue Eagle Transport Inc, Greeneagle Transport Inc and Golden Eagle Transport	Couriers and Messengers	Term Loan	Prime plus 2.75%	6/16/2026	453.2	453.2	449.5	0.16%
^Jai-Alexia Consulting, Inc.	Couriers and Messengers	Term Loan	Prime plus 2.75%	6/15/2026	9.7	9.7	9.6	—%
^Pumpkin Patch Child Care of Southington, LLC and Giuseppe Pugliares	Social Assistance	Term Loan	Prime plus 2%	6/15/2041	492.2	492.2	524.6	0.18%
^Strag Industries LLC dba Meineke Car Care Center 841	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/15/2026	12.2	12.2	12.5	—%
^Luv 2 Play AZ LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/10/2026	51.1	51.1	53.3	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Refoleen Inc dba Spice and Tea Exchange	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/10/2026	70.7	70.7	70.1	0.02%
^VBGB Uptown, LLC dba VBGB Beer Hall & Garden	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/8/2026	43.5	43.5	43.1	0.01%
^ScimTech Industries Inc dba Archer Aerospace	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	6/6/2026	9.8	9.8	9.7	—%
^Larry H. Patterson and Rainbow Movers, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	6/6/2026	18.4	18.4	18.3	0.01%
^Solvit Inc and Solvit North Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/3/2026	207.8	207.8	209.9	0.07%
^AP5 LLC dba Krauser's Food Store	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/2/2041	186.1	186.1	210.6	0.07%
^ATI Jet Inc	Air Transportation	Term Loan	Prime plus 2.75%	5/31/2026	419.1	419.1	422.9	0.15%
^Angelo Faia dba AVF Construction	Construction of Buildings	Term Loan	Prime plus 2.75%	5/27/2041	95.4	95.4	106.7	0.04%
^Premier Athletic Center of Ohio, Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/27/2026	70.8	70.8	74.2	0.03%
^Jack Frost Firewood Inc. and David Dubinsky	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/26/2041	197.6	197.6	220.4	0.08%
^Mersada Holdings LLC	Nonstore Retailers	Term Loan	Prime plus 2.75%	5/26/2026	273.5	273.5	286.7	0.10%
^Southwest Division Inc	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	5/26/2026	6.7	6.7	6.8	—%
^International Kitchen Supply LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/25/2026	151.2	151.2	153.1	0.05%
^Groth Lumber Co. Inc. dba True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/25/2026	18.2	18.2	19.1	0.01%
^Island Life Graphics Inc dba FASTSIGNS #576	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	5/24/2026	18.2	18.2	18.2	0.01%
^Powerspec Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/24/2026	70.7	70.7	70.2	0.02%
^Horseshoe Barbecue, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/23/2029	10.6	10.6	11.3	—%
^Elderfriend Inc dba Granny Nannies dba GN Live Scan	Social Assistance	Term Loan	Prime plus 2.75%	5/20/2026	10.3	10.3	10.2	—%
^National Air Cargo Holdings Inc	Air Transportation	Term Loan	Prime plus 2.75%	5/20/2026	1,014.0	1,014.0	1,061.5	0.37%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Pro Auto Repair LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/20/2026	6.0	6.0	6.2	—%
^J&A Laundromat Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/18/2026	54.6	54.6	54.8	0.02%
^Dedicated Incorporated	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/18/2041	44.5	44.5	50.0	0.02%
^HBA LLC dba Palmetto Twist-Vista	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2026	15.7	15.7	15.7	0.01%
^Studio Find It Georgia Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/13/2026	18.2	18.2	18.3	0.01%
^FJN Catering Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/13/2041	251.8	251.8	285.0	0.10%
^Pumpkin Patch Inc and Christine Feliciano and Antonio Feliciano	Social Assistance	Term Loan	Prime plus 2.75%	5/12/2041	126.9	126.9	141.8	0.05%
^Sabir Inc. dba Bear Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/11/2041	118.7	118.7	133.8	0.05%
^Gator D'Lites LLC dba D'Lites Emporium	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/5/2026	18.2	18.2	18.1	0.01%
^Warner Home Comfort, LLC dba Smith Piping	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/29/2041	78.9	78.9	88.2	0.03%
^Marc S. Rosenberg P.C. dba Mammuth and Rosenberg	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/29/2026	18.1	18.1	17.9	0.01%
^Keller, Fishback & Jackson LLP	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/29/2026	104.5	104.5	109.5	0.04%
^Euro Car Miami LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	4/29/2026	50.1	50.1	52.5	0.02%
^Hard Exercise Works Winter Park LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/29/2026	32.7	32.7	32.4	0.01%
^Alpha Omega Trucking LLC	Truck Transportation	Term Loan	Prime plus 2.75%	4/29/2041	168.3	168.3	190.7	0.07%
^May-Craft Fiberglass Products Inc	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	4/29/2041	236.7	236.7	268.2	0.09%
^Empowerschool LLC and Empower Autism Academy, LLC	Social Assistance	Term Loan	Prime plus 2.75%	4/29/2041	145.3	145.3	164.6	0.06%
^La Nopalera Mexicano 2, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/29/2026	0.2	0.2	0.2	—%
^Loriet LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	4/29/2026	6.0	6.0	6.0	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Shepherd Appraisal Services LLC dba Property Damage Appraisers of Oklahoma	Real Estate	Term Loan	Prime plus 2.75%	4/28/2026	7.2	7.2	7.2	—%
^Pecos Inn LLC dba Econo Lodge	Accommodation	Term Loan	Prime plus 2.75%	4/28/2041	645.6	645.6	727.7	0.25%
^Costume World Inc	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	4/28/2041	1,197.2	1,197.2	1,356.7	0.47%
^Inner Beauty Salon and Suite LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/28/2041	62.2	62.2	70.3	0.02%
^Green Country Filter Manufacturing LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	4/27/2026	68.3	68.3	68.5	0.02%
^Accent Comfort Services, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/26/2026	72.2	72.2	71.6	0.02%
^Homecare Casa Rhoda 123 Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2%	4/26/2041	643.3	643.3	688.8	0.24%
^Automotive Core Recycling, LLC and 828 Old Colony Road, LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	4/22/2041	239.1	239.1	263.9	0.09%
^McIntosh Trail Management Services Organization Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/22/2041	407.1	407.1	461.3	0.16%
^AAA Mill Direct, Inc. dba Carpet Mill Outlets	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	4/21/2026	6.3	6.3	6.6	—%
^Jande Graphics LLC dba FastSigns #103201	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/21/2026	44.9	44.9	44.6	0.02%
^Miguel Fernando Borda, P.A. dba BGR Dental	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/15/2026	18.1	18.1	18.1	0.01%
^Sushiya Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/12/2026	70.3	70.3	70.7	0.02%
^Sierra Foothill Cremation & Funeral Service, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/7/2026	42.5	42.5	42.1	0.01%
^Waterfalls Quick Lube LLC and Veracruz Shabo LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/6/2041	265.4	265.4	298.1	0.10%
^KNS Early Learning Academy LLC	Social Assistance	Term Loan	Prime plus 2.75%	4/6/2041	48.8	48.8	54.4	0.02%
^Men of Steel Enterprises LLC and Vogelbacher Properties LLC	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/31/2041	375.7	375.7	412.3	0.14%
^Vehicle Safety Supply LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/31/2026	17.9	17.9	17.7	0.01%
^Dana A. Farley dba Independent Cabinets	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	3/31/2041	64.4	64.4	72.9	0.03%
^Gill Express Inc and Blue Speed LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/31/2041	494.5	494.5	552.6	0.19%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Christian Soderquist dba Soderquist Plumbing and Heating LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/31/2041	54.2	54.2	61.3	0.02%
^Duke's Cleaners Inc	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/31/2026	37.4	37.4	38.2	0.01%
^Cameo Carter, MD A Professional Corporation dba The Garden Pediatric Group	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/31/2026	59.6	59.6	59.1	0.02%
^NOSO Development, LLC	Construction of Buildings	Term Loan	Prime plus 2.75%	3/30/2026	149.1	149.1	147.7	0.05%
^Wyldewood Cellars, Inc.	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	3/30/2041	960.1	960.1	1,060.0	0.37%
^Tom Sawyer Country Restaurant LLC and AM 3208 LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/30/2041	246.9	246.9	278.4	0.10%
^Beale Street Blues Company-West Palm Beach, LLC dba Lafayette’s-West Palm	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	3/30/2026	74.6	74.6	74.6	0.03%
^Gordon Rogers and Heidi Rogers dba Stone House Motor Inn	Accommodation	Term Loan	Prime plus 2.75%	3/30/2026	18.1	18.1	19.0	0.01%
^MTS Car Service LLC	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	3/30/2026	8.3	8.3	8.3	—%
^Barrocas Gym LLC dba Snap Fitness	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/29/2026	15.5	15.5	15.9	0.01%
^Lust for Life Footwear, LLC	Leather and Allied Product Manufacturing	Term Loan	Prime plus 2.75%	3/29/2026	298.2	298.2	295.3	0.10%
^Vinmar Inc. dba Locanda Portofino	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/29/2026	64.6	64.6	64.0	0.02%
^Marathon Engineering Corporation	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	3/28/2041	43.0	43.0	48.3	0.02%
^PHCDC1 LLC dba Quarter + Glory and Public House Collective, Corp.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/28/2026	39.8	39.8	40.2	0.01%
^Revolution Physical Therapy LLC dba Apex Network Physical Therapy	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/25/2026	18.1	18.1	18.1	0.01%
^RCB Enterprises, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/25/2026	44.7	44.7	44.3	0.02%
^Excel RP Inc	Machinery Manufacturing	Term Loan	Prime plus 2.75%	3/25/2026	99.4	99.4	100.8	0.04%
^Flooring Liquidators Inc and Premier Flooring Yonkers Inc and Flooring	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/24/2026	39.7	39.7	41.5	0.01%
^ActKnowledge, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/24/2026	99.4	99.4	104.0	0.04%
^International Construction Inc	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	3/24/2041	47.8	47.8	53.3	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Acton Hardware LLC and Mark Allgood & Jamie Allgood	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/24/2041	478.2	478.2	529.5	0.18%
^Magnation Corporation and Misha Family Trust	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/22/2041	96.9	96.9	109.7	0.04%
^growth.period LLC and Potomac Recruiting LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/21/2026	28.6	28.6	28.4	0.01%
^Precious Care LLC and Precious Care Management LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/21/2026	444.9	444.9	441.7	0.15%
^Media Capital Partners, Inc	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	3/21/2026	17.9	17.9	17.7	0.01%
^Kekoa Enterprises Inc dba Signarama Sandy	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/18/2026	39.4	39.4	39.0	0.01%
^Taylors Zinn Enterprises Inc dba Eons Auto Care Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/18/2041	77.1	77.1	87.1	0.03%
^ERT Group Inc and Curt's Tools Inspection Inc	Support Activities for Mining	Term Loan	Prime plus 2.75%	3/18/2041	1,197.6	1,197.6	1,336.4	0.46%
^Brian T Rice dba BD Logging	Forestry and Logging	Term Loan	Prime plus 2.75%	3/17/2026	1.5	1.5	1.5	—%
^K Soles Corp dba Max Collections	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/16/2026	17.9	17.9	17.7	0.01%
^Evergreen Pallet LLC and Evergreen Recycle LLC	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	3/16/2026	912.8	912.8	921.6	0.32%
^LAN Doctors Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/16/2026	45.2	45.2	47.3	0.02%
^R & D Enterprises Inc dba My Pool Man	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/15/2026	39.8	39.8	39.4	0.01%
^HEWZ, LLC dba Hard Exercise Works	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/14/2026	17.8	17.8	17.7	0.01%
^Mustafa Inc and Raouf Properties LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/14/2041	71.6	71.6	80.8	0.03%
^Country Paint and Hardware Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/11/2026	69.5	69.5	69.4	0.02%
^ABCs & 123s Infant and Child Care Center LP	Social Assistance	Term Loan	Prime plus 2.75%	3/11/2026	8.9	8.9	8.9	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Accuair Control Systems LLC dba Accuair Suspension	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	3/11/2026	119.3	119.3	119.1	0.04%
^Magill Truck Line LLC and Jeff J. Ralls	Truck Transportation	Term Loan	Prime plus 2.75%	3/11/2029	193.4	193.4	199.0	0.07%
^Dupre Capital LLC dba Fastsigns	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	3/11/2026	46.4	46.4	46.0	0.02%
^State Painting & Decorating Co., Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/10/2026	82.5	82.5	81.7	0.03%
^Step Up Academy of the Arts LLC	Educational Services	Term Loan	Prime plus 2.75%	3/9/2026	6.4	6.4	6.3	—%
^Faith Summit Supply Inc dba Summit Supply and Summit True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/9/2026	17.9	17.9	18.2	0.01%
^Swerve Salon LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/8/2026	62.8	62.8	62.2	0.02%
^J & W Hardwood Flooring Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/7/2026	6.0	6.0	5.9	—%
^Labmates LLC and POV Holdings LLC	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/4/2041	104.3	104.3	118.1	0.04%
^Hueston and Company CPA LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/4/2026	6.5	6.5	6.5	—%
^Almost Home Daycare LLC	Social Assistance	Term Loan	Prime plus 2.75%	3/3/2026	43.0	43.0	44.8	0.02%
^Miles of Smiles Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/2/2026	75.7	75.7	75.6	0.03%
^Doxa Deo Inc dba Luv 2 Play	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2026	86.6	86.6	86.9	0.03%
^Powerpits CS1, LLC dba Pita Pit	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2026	14.8	14.8	14.9	0.01%
^Drug Detection Laboratories, Inc. and Minh Tran	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/28/2026	15.6	15.6	15.5	0.01%
^The River Beas, LLC dba Subway and Punam Singh	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2041	129.4	129.4	146.1	0.05%
^Living Essentials HVAC Corp	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/28/2026	11.8	11.8	11.8	—%
^Consulting Solutions, Inc. and Mark Luciani	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/28/2026	8.8	8.8	9.2	—%
^Aaradhya LLC dba Market Square Laundry	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/23/2026	63.0	63.0	62.4	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Blackstones Hairdressing LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/23/2026	41.3	41.3	41.0	0.01%
^R & K Contracting Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/18/2026	12.5	12.5	13.1	—%
^B for Blonde, LLC dba Blo Blow Dry Bar	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/12/2026	49.5	49.5	49.0	0.02%
^Jersey Shore Marina & Boat Sales, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/12/2041	596.7	596.7	675.4	0.23%
^Gilmore Heights Dental Holdings, LTD and Chas Rob LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/12/2029	265.4	265.4	274.9	0.10%
^Ei3 Corporation	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/12/2026	257.6	257.6	269.5	0.09%
^Base USA, Inc.	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	2/2/2026	39.4	39.4	41.3	0.01%
^Zouk Ltd dba Palma	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/29/2026	17.6	17.6	18.4	0.01%
^SuzyQue's LLC dba SuzyQue's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/28/2026	17.6	17.6	18.4	0.01%
^Wildflour Bakery & Cafe LLC	Social Assistance	Term Loan	Prime plus 2.75%	1/28/2026	48.8	48.8	51.1	0.02%
^Tammy Lavertue	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	1/28/2026	8.8	8.8	9.1	—%
^Gendron Funeral and Cremation Services, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/11/2041	105.8	105.8	119.7	0.04%
^Dolarian Realty LLC and OV's Restaurant Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/5/2041	64.5	64.5	73.1	0.03%
^Lemonberry Food Stores Inc dba Lemonberry Frozen Yogurt	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/29/2025	87.1	87.1	87.3	0.03%
^MCF Forte LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/29/2025	14.5	14.5	14.4	0.01%
^Bright Dialysis LLC and Ft Pierce Kidney Care LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/28/2025	967.3	967.3	957.5	0.33%
^Panditos LLC dba White Lotus Home	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/28/2025	12.3	12.3	12.2	—%
^V2 Tango LLC dba Palette 22	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/23/2025	193.5	193.5	193.6	0.07%
^800 on the Trax LLC and Matrix Z LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	12/23/2040	229.7	229.7	256.8	0.09%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Ridge Road Equestrian LLC dba Ricochet Ridge Ranch Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/23/2040	97.3	97.3	109.0	0.04%
^Joyce Outdoor Advertising Chicago LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/22/2040	286.6	286.6	319.8	0.11%
^Premier Athletic Center of Ohio Inc. and Gates Investments and Wade Gates	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/22/2028	744.8	744.8	793.0	0.28%
^Hattingh Incorporated dba Prosthetic Care Facility	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2025	13.9	13.9	14.1	—%
^Jay Kevin Gremillion dba Dino Smiles Children's Cosmetic Dentistry	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/18/2025	58.0	58.0	57.9	0.02%
^Trip Consultants U.S.A. Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/18/2025	135.4	135.4	133.9	0.05%
^Accent Tag and Label Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	12/18/2040	629.4	629.4	704.6	0.25%
^Labmates LLC	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/18/2040	154.2	154.2	174.4	0.06%
^Abbondanza Market LLC dba Hampton Falls Village Market	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/18/2025	51.9	51.9	52.0	0.02%
^Learning Skills LLC and Christopher Shrope	Educational Services	Term Loan	Prime plus 2.75%	12/17/2025	8.4	8.4	8.3	—%
^Mustafa Inc dba Adiba Grocery	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/17/2025	80.7	80.7	84.3	0.03%
^New York Home Health Care Equipment, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/16/2025	758.9	758.9	789.8	0.27%
^Moments to Remember USA LLC dba Retain Loyalty	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/16/2025	58.0	58.0	59.5	0.02%
^Swalm Street LLC and New York Home Health Care Equipment LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/16/2040	363.0	363.0	408.8	0.14%
^JAG Unit 1, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2025	193.5	193.5	191.2	0.07%
^Abitino's JFK LLC dba Abitino's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2022	81.6	81.6	80.8	0.03%
^Evans & Paul LLC and E&P Holdings I LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2025	105.1	105.1	105.1	0.04%
^Basista Family Limited Partnership and UPE, Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/14/2040	325.1	325.1	363.4	0.13%
^DC Enterprises Ltd. dba Lakeview True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/14/2025	17.4	17.4	18.0	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Alexandra Afentoulides dba Vi's Pizza Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/11/2040	28.1	28.1	31.8	0.01%
^AGR Foodmart Inc dba Nashua Road Mobil	Gasoline Stations	Term Loan	Prime plus 2.75%	12/11/2025	17.4	17.4	18.0	0.01%
^Cares, Inc dba Dumpling Grounds Day Care Center	Social Assistance	Term Loan	Prime plus 2.75%	12/10/2025	5.8	5.8	6.1	—%
^Custom Exteriors, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/9/2025	77.4	77.4	77.6	0.03%
^Sushiya, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/8/2025	84.2	84.2	84.5	0.03%
^My Jewels, LLC dba The UPS Store #6712	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/7/2025	27.4	27.4	27.1	0.01%
^LC Blvd Holdings LLC and Mt Pleasant Wash & Wax LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/4/2040	477.8	477.8	536.6	0.19%
^Tariq, LLC dba 76 Food Mart	Gasoline Stations	Term Loan	Prime plus 2.75%	12/2/2040	356.0	356.0	400.0	0.14%
^Hurshell Leon Dutton dba High Jump Party Rentals	Rental and Leasing Services	Term Loan	Prime plus 2.75%	11/30/2025	13.6	13.6	14.3	—%
^Japp Business Inc dba Pick and Eat and Japp Drink Corp.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/30/2025	95.9	95.9	96.7	0.03%
^Delta Aggregate, LLC	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	11/30/2025	83.9	83.9	87.7	0.03%
^Smokeyard Inc dba Smokeyard BBQ and Chop Shop	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/30/2025	95.8	95.8	95.5	0.03%
^State Painting and Decorating Co Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/25/2025	55.4	55.4	54.8	0.02%
^DWeb Studio, Inc.	Educational Services	Term Loan	Prime plus 2.75%	11/25/2025	8.6	8.6	8.5	—%
^Sambella Holdings, LLC and Strike Zone Entertainment Center LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/23/2040	738.3	738.3	832.8	0.29%
^Play and Learn Child Care and School Inc	Social Assistance	Term Loan	Prime plus 2.75%	11/23/2025	8.5	8.5	8.9	—%
^Ronny Ramirez RX Corp dba Naturxheal Family Pharmacy	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	11/20/2025	69.3	69.3	69.0	0.02%
^CNYP 717 Irondequoit LLC and CNYP 2002 Ontario LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/20/2040	232.4	232.4	255.2	0.09%
^S.B.B. Enterprises Inc dba Williamston Hardware	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/19/2040	102.8	102.8	113.0	0.04%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Key Pix Productions Inc. dba Air Bud Entertainment	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	11/18/2040	597.3	597.3	675.5	0.24%
^E.S.F.P. LLC dba Volusia Van and Storage	Truck Transportation	Term Loan	Prime plus 2.75%	11/11/2025	68.2	68.2	68.1	0.02%
^Green Life Lawnscapes LLC dba Green Life Lawn Care	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/6/2025	105.6	105.6	109.8	0.04%
^JumboMarkets Inc dba Rines Jumbomarkets	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/4/2025	234.7	234.7	244.7	0.09%
^Bisson Transportation Inc dba I & R Associates and Document Secutiry	Truck Transportation	Term Loan	Prime plus 2.75%	10/30/2025	17.1	17.1	17.6	0.01%
^Top Cat Ready Mix, LLC, Ples Investments LLC, and Pappy's Sand and Gravel	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/28/2025	538.5	538.5	540.3	0.19%
^Windsor Direct Distribution LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	10/26/2025	10.8	10.8	10.7	—%
^Financial Network Recovery Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/26/2025	30.4	30.4	30.0	0.01%
^ADMO Inc dba Mid States Equipment	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	10/8/2025	17.1	17.1	17.0	0.01%
^Recycling Consultants, Inc. and Prairie State Salvage and Recycling Inc	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/30/2027	487.7	487.7	501.5	0.17%
^SCJEN Management Inc dba Bowl of Heaven	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2025	54.1	54.1	53.4	0.02%
^Accent Homes Services LLC dba Benjamin Franklin Plumbing of Kansas City	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/30/2028	55.1	55.1	58.1	0.02%
^Barub Realty LLC and Barub LLC dba Woodlawn Cabinets	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	9/30/2040	135.0	135.0	152.5	0.05%
^R.H. Hummer Jr., Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	9/30/2025	292.1	292.1	302.3	0.11%
^Binky's Vapes LLC	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/30/2025	16.9	16.9	16.7	0.01%
^Greensward of Marco Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/28/2040	82.6	82.6	92.1	0.03%
^RIM Investments LLC and RIM Architects LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/28/2040	376.7	376.7	419.3	0.15%
^The Grasso Companies LLC and Grasso Pavement Maintenance LLC Veranda L	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/28/2025	387.2	387.2	403.7	0.14%
^Daniel W. Stark dba Mountain Valley Lodge and RV Park	Accommodation	Term Loan	Prime plus 2.75%	9/25/2040	12.7	12.7	14.4	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Prestigious LifeCare for Seniors LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/25/2025	7.4	7.4	7.5	—%
^Sandlot Ventures LLC and Sandbox Ventures LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/25/2040	418.9	418.9	464.0	0.16%
^Yachting Solutions LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/25/2040	908.7	908.7	1,006.0	0.35%
^St Lawrence Hotel Corp and Oheka Catering Inc dba Quality Inn	Accommodation	Term Loan	Prime plus 2.75%	9/24/2040	590.0	590.0	659.8	0.23%
^Hagerstown Muffler, Inc. and JMS Muffler, Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/24/2040	311.5	311.5	351.9	0.12%
^Rutledge Enterprises Inc dba BLC Property Management	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/23/2040	58.5	58.5	65.5	0.02%
^J3K LLC dba Ronan True Value Hardware	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/23/2025	114.6	114.6	113.1	0.04%
^Finish Strong Inc dba FASTSIGNS St Peters	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	9/23/2025	37.6	37.6	37.1	0.01%
^Nova Solutions Inc	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	9/22/2040	302.1	302.1	337.9	0.12%
^Pine Belt Wood Products LLC	Forestry and Logging	Term Loan	Prime plus 2.75%	9/22/2040	154.6	154.6	168.5	0.06%
^IIoka Inc dba New Cloud Networks	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/21/2025	502.2	502.2	495.6	0.17%
^Sound Manufacturing Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/21/2025	37.5	37.5	37.8	0.01%
^Vanderhoof LLC dba Soxfords	Apparel Manufacturing	Term Loan	Prime plus 2.75%	9/18/2025	11.9	11.9	11.8	—%
^MiJoy Inc dba Imo's Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/18/2025	6.2	6.2	6.1	—%
^Naeem Khan LTD	Apparel Manufacturing	Term Loan	Prime plus 2.75%	9/17/2025	94.0	94.0	92.7	0.03%
^Import Car Connection Inc dba Car Connection	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/16/2040	384.7	384.7	433.5	0.15%
^FirstVitals Health and Wellness Inc	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/15/2025	112.7	112.7	111.2	0.04%
^Almost Home Daycare LLC	Social Assistance	Term Loan	Prime plus 2.75%	9/11/2025	8.2	8.2	8.6	—%
^Gardner's Wharf Holdings LLC and Gardner's Wharf Seafood Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	9/8/2040	132.4	132.4	149.5	0.05%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Empower Autism Academy	Social Assistance	Term Loan	Prime plus 2.75%	9/4/2040	646.7	646.7	730.6	0.25%
^Higher Grounds Community Coffeehouse, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/2/2025	6.2	6.2	6.2	—%
^The Camera House Inc	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	8/31/2025	929.6	929.6	947.0	0.33%
^LAN Doctors Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/28/2025	62.7	62.7	63.6	0.02%
^Elite Institute LLC dba Huntington Learning Center	Educational Services	Term Loan	Prime plus 2.75%	8/28/2025	11.3	11.3	11.2	—%
^J and K Fitness L.L.C. dba Physiques Womens Fitness Center	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2041	90.1	90.1	101.4	0.04%
^3000 CSI Property LLC and Consulting Solutions Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/20/2040	129.8	129.8	146.2	0.05%
^God Be Glorified Inc dba GBG Inc	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	8/20/2025	39.4	39.4	38.9	0.01%
^GDP Gourmet LLC dba Joe and John's Pizza Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/19/2040	136.9	136.9	152.8	0.05%
^Gold Jet Corp.	Couriers and Messengers	Term Loan	Prime plus 2.75%	8/14/2025	53.5	53.5	54.3	0.02%
^SKJ Inc dba Subway	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/13/2025	62.9	62.9	62.4	0.02%
^LP Industries Inc dba Childforms	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	7/29/2025	92.0	92.0	94.5	0.03%
^Pauley Tree and Lawn Care Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/28/2025	48.3	48.3	48.8	0.02%
^Beale Street Blues Company-West Palm Beach LLC dba Lafayette's-West Palm	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	7/24/2025	48.8	48.8	48.9	0.02%
^Smart Artists Inc.	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	7/23/2025	16.6	16.6	16.4	0.01%
^Free Ion Advisors LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/21/2025	47.3	47.3	46.7	0.02%
^Murrayville Donuts, Inc dba Dunkin' Donuts	Food and Beverage Stores	Term Loan	Prime plus 2.75%	7/15/2040	330.7	330.7	366.5	0.13%
^Union 2 LLC dba The Standard	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/10/2025	74.6	74.6	76.0	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Thrifty Market, Inc. dba Thrifty Foods	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/30/2030	225.1	225.1	240.1	0.08%
^Jonathan E Nichols and Nichols Fire and Security LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/30/2025	54.7	54.7	57.2	0.02%
^Anglin Cultured Stone Products LLC dba Anglin Construction	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/30/2025	205.4	205.4	212.0	0.07%
^Danny V, LLC dba Hugo's Taproom	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2040	38.6	38.6	43.8	0.02%
^BJ's Tavern LLC and BJ's Cabana Bar Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2040	199.5	199.5	227.3	0.08%
^Myclean Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/29/2025	11.6	11.6	11.9	—%
^Summit Beverage Group LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	8/29/2030	248.8	248.8	266.7	0.09%
^Advanced Skincare Medcenter Inc dba Advanced Skincare Surgery	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/29/2025	246.0	246.0	252.6	0.09%
^CEM Autobody LLC dba Dawn's Autobody	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/26/2040	127.4	127.4	144.7	0.05%
^SofRep, Inc dba Force 12 Media	Other Information Services	Term Loan	Prime plus 2.75%	6/26/2025	48.3	48.3	49.4	0.02%
^TJU-DGT Inc dba The Lorenz Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/26/2029	17.2	17.2	18.5	0.01%
^Jihan Inc dba ARCO AM/PM and Diana Inc dba Diana's Recycling	Gasoline Stations	Term Loan	Prime plus 2.75%	6/26/2040	356.7	356.7	405.9	0.14%
^E & G Enterprises LLC dba Comfort Keepers	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/26/2025	16.4	16.4	16.8	0.01%
^Ohs Auto Body, Inc. dba Ohs Body Shop	Repair and Maintenance	Term Loan	7.72%	6/25/2040	1,145.8	1,145.8	1,301.2	0.45%
^Wolf Enviro Interests, LLC and Enviromax Services Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/25/2040	231.4	231.4	261.3	0.09%
^Evinger PA One, Inc. dba Postal Annex, Falcon	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/24/2025	16.4	16.4	17.0	0.01%
^RJI Services, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/23/2025	16.2	16.2	16.6	0.01%
^Real Help LLC dba Real Help Decorative Concrete	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/22/2025	38.7	38.7	40.6	0.01%
^PM Cassidy Enterprises, Inc. dba Junk King	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/19/2025	10.9	10.9	11.1	—%
^KRN Logistics, LLC and Newsome Trucking, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	6/19/2025	391.4	391.4	406.1	0.14%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Inverted Healthcare Staffing of Florida LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/18/2025	44.7	44.7	45.7	0.02%
^Flooring Liquidators Inc and Flooring Liquidators of Mt Kisco LLC	Specialty Trade Contractors	Term Loan	6.75%	6/17/2025	316.5	316.5	332.0	0.12%
^AM PM Properties, LLC and AM PM Willington, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/17/2040	81.5	81.5	93.1	0.03%
^Bizzare Foods Inc dba Trooper Foods	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/12/2025	80.2	80.2	82.0	0.03%
^Anturio Marketing Inc dba Logic Consulting	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/12/2040	272.4	272.4	311.8	0.11%
^Mirage Plastering Inc and Mpire LLC and Mpire II LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/12/2040	130.3	130.3	146.3	0.05%
^Eldredge Tavern LLC dba Gonyea's Tavern	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/8/2040	52.8	52.8	60.4	0.02%
^Nicor LLC dba Fibrenew Sacramento	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/5/2022	7.8	7.8	7.9	—%
^ViAr Visual Communications, Inc. dba Fastsigns 281701	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/5/2025	45.2	45.2	46.5	0.02%
^Chitalian Fratelli LLC dba Francesca Brick Oven Pizza and Pasta	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/5/2025	11.4	11.4	11.7	—%
^Video Vault & Tanning LLC and Mosaic Salon LLC	Rental and Leasing Services	Term Loan	Prime plus 2.75%	6/4/2040	85.3	85.3	97.6	0.03%
^Medworxs LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/3/2025	91.1	91.1	93.4	0.03%
^XCESSIVE THROTTLE, INC dba Jake's Roadhouse	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2025	5.9	5.9	6.1	—%
^Villela CPA PL	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/27/2025	6.5	6.5	6.7	—%
^Douglas Posey and Sally Watkinson dba Audrey's Farmhouse	Accommodation	Term Loan	Prime plus 2.75%	5/20/2040	163.2	163.2	186.2	0.06%
^15 McArdle LLC and No Other Impressions Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/15/2040	240.9	240.9	272.9	0.09%
^Guard Dogs MFS LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/8/2025	46.7	46.7	47.9	0.02%
^George S Cochran DDS Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/7/2025	93.8	93.8	96.0	0.03%
^South Park Properties LLC and Midlothian Hardware LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/6/2040	45.1	45.1	51.6	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Matthew Taylor and Landon Farm LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/4/2040	94.4	94.4	106.2	0.04%
^Cares Inc dba Dumpling Grounds Day Care Center	Social Assistance	Term Loan	Prime plus 2.75%	5/1/2040	75.9	75.9	86.9	0.03%
^Orchid Enterprises Inc dba Assisting Hands of Sussex County	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/24/2025	10.7	10.7	11.0	—%
^Ragazza Restaurant Group, Inc. dba Bambolina	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/21/2025	12.9	12.9	13.3	—%
^Diamond Solutions LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	4/21/2025	14.6	14.6	15.0	0.01%
^Giacchino Maritime Consultants Inc	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/17/2025	16.1	16.1	16.5	0.01%
^Sound Coaching Inc	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	4/14/2025	31.7	31.7	32.5	0.01%
^Faramarz Nikourazm dba Car Clinic Center	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/3/2040	68.8	68.8	78.3	0.03%
^HAVANA CENTRAL NJ1, LLC dba Havana Central	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/31/2025	203.4	203.4	213.0	0.07%
^Advance Case Parts RE Holdings LLC and Advance Case Parts Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/31/2040	707.0	707.0	798.7	0.28%
^Mid-South Lumber Co. of Northwest Florida, Inc.	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/31/2040	400.2	400.2	451.7	0.16%
^Copper Beech Financial Group LLC	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	3/30/2025	88.3	88.3	91.5	0.03%
^Delta Aggregate LLC	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	3/30/2025	72.3	72.3	75.7	0.03%
^Sunset Marine Resort LLC and GoXpeditions LLC and Lavon Gomes and Trac	Accommodation	Term Loan	Prime plus 2.75%	3/27/2040	281.7	281.7	322.0	0.11%
^Foresite Realty Partners LLC and Foresite Real Estate Holdings LLC	Real Estate	Term Loan	Prime plus 2.75%	3/27/2025	874.5	874.5	893.4	0.31%
^Shellhorn and Hill Inc dba Total Fleet Service	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/27/2040	967.3	967.3	1,091.8	0.38%
^Shorr Enterprises Inc dba New Design Furniture Manufacturers	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	3/27/2025	75.4	75.4	78.4	0.03%
^Joyce Outdoor Advertising NJ LLC and Joyce Outdoor Advertising LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/26/2040	50.4	50.4	57.6	0.02%
^Zero-In Media Inc	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	3/25/2025	15.9	15.9	16.2	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Loriet LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/24/2025	8.5	8.5	8.7	—%
^Shelton Incorporated dba Mrs. Winners	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/20/2040	105.0	105.0	120.0	0.04%
^Jaymie Hazard dba Indigo Hair Studio and Day Spa	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/20/2040	40.1	40.1	45.5	0.02%
^R & R Security and Investigations Inc dba Pardners Lake Buchanan	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/19/2040	79.7	79.7	91.1	0.03%
^MMS Realty, LLC and Molecular MS Diagnostics LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/18/2040	150.0	150.0	170.2	0.06%
^Royal Crest Motors LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/16/2040	85.1	85.1	96.8	0.03%
^BND Sebastian Limited Liability Company and Sebastian Fitness LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/16/2040	161.0	161.0	183.5	0.06%
^Douglas Printy Motorsports, Inc. dba Blackburn Trike	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/9/2040	179.1	179.1	203.1	0.07%
^Luigi's on Main LLC and Luigi's Main Street Pizza Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/4/2025	7.9	7.9	8.3	—%
^Baystate Firearms and Training, LLC	Educational Services	Term Loan	Prime plus 2.75%	2/27/2025	44.2	44.2	45.2	0.02%
^Pace Motor Lines, Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	2/26/2025	46.0	46.0	48.2	0.02%
^Kingseal LLC dba Desoto Health and Rehab Center	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	2/26/2040	1,190.4	1,190.4	1,360.8	0.47%
^Nelson Financial Services LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/24/2025	8.7	8.7	8.9	—%
^Kiddie Steps 4 You Inc.	Social Assistance	Term Loan	Prime plus 2.75%	2/19/2040	57.8	57.8	65.5	0.02%
^Triangle Trash LLC dba Bin There Dump That	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	2/18/2025	51.9	51.9	53.7	0.02%
^Silva Realty Holdings, LLC and MF-Silva Enterprises, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/11/2040	159.9	159.9	181.2	0.06%
^740 Barry Street Realty LLC and Wild Edibles Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	2/10/2040	459.6	459.6	525.4	0.18%
^Kostekos Inc dba New York Style Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/6/2040	61.9	61.9	70.3	0.02%
^DuCharme Realty LLC and DuCharme Enterprises LLC	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	2/2/2040	210.1	210.1	237.7	0.08%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Dean 1021 LLC dba Pure Pita	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/29/2025	59.4	59.4	61.0	0.02%
^Limameno LLC dba Sal's Italian Ristorante	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/23/2025	57.5	57.5	59.1	0.02%
^Palmabak Inc dba Mami Nora's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/22/2025	8.5	8.5	8.9	—%
^Jung Design Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/20/2022	4.3	4.3	4.3	—%
^Grand Blanc Lanes, Inc. and H, H and H, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/31/2039	123.5	123.5	140.9	0.05%
^Evans and Paul LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/30/2024	167.9	167.9	175.2	0.06%
^First Prevention and Dialysis Center, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/30/2024	204.0	204.0	212.4	0.07%
^Bowlerama Inc	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/24/2039	1,117.6	1,117.6	1,276.1	0.44%
^The Lodin Group LLC and Lodin Health Imaging Inc dba Highlands Breast	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/23/2039	492.1	492.1	555.0	0.19%
^Thermoplastic Services Inc and Paragon Plastic Sheet, Inc	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	12/23/2039	464.0	464.0	529.8	0.18%
^Beale Street Blues Company-West Palm Beach, LLC dba Lafayette Music Hall	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/22/2024	128.1	128.1	131.9	0.05%
^MM and M Management Inc dba Pizza Artista	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/19/2025	32.8	32.8	33.7	0.01%
^B.S. Ventures LLC dba Dink's Market	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/19/2039	49.9	49.9	57.0	0.02%
^Will Zac Management LLC dba Papa John's	Food Services and Drinking Places	Term Loan	6.25%	12/19/2024	112.1	112.1	117.2	0.04%
^The Jewelers Inc. dba The Jewelers of Las Vegas	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	12/19/2024	851.7	851.7	870.1	0.30%
^B & W Towing, LLC and Boychucks Fuel LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/17/2039	152.6	152.6	172.7	0.06%
^All American Games, LLC and Sportslink - The Game, LLC	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/10/2024	273.2	273.2	281.6	0.10%
^Kemmer LLC and Apples Tree Top Liquors LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/4/2039	130.0	130.0	146.9	0.05%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Teamnewman Enterprises LLC dba Newmans at 988 and John H. Newman	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/25/2039	110.3	110.3	125.5	0.04%
^DeRidder Chiropractic LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/25/2024	8.9	8.9	9.3	—%
^Modern Manhattan LLC	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	11/25/2024	148.5	148.5	151.9	0.05%
^J&D Resources, LLC dba Aqua Science	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/21/2024	512.0	512.0	524.1	0.18%
^Legacy Estate Planning Inc dba American Casket Enterprises	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/21/2024	28.4	28.4	28.9	0.01%
^DC Real LLC and DC Enterprises LTD dba Lakeview True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/20/2039	111.1	111.1	126.5	0.04%
^Joey O's LLC and Jennifer Olszewski	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/7/2024	0.6	0.6	0.6	—%
^Heartland American Properties LLC and Skaggs RV Outlet LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/31/2039	442.8	442.8	503.8	0.18%
^Seelan Inc dba Candleridge Market	Gasoline Stations	Term Loan	Prime plus 2.75%	10/27/2039	83.7	83.7	94.8	0.03%
^Navdeep B Martins and Busy Bubbles LLC dba Wishy Washy	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/24/2039	82.4	82.4	93.1	0.03%
^One Hour Jewelry Repair Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/14/2024	13.7	13.7	14.0	—%
^Return to Excellence, Inc. dba The Waynesville Inn Golf & Spa	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/10/2039	1,173.5	1,173.5	1,339.9	0.47%
^Sound Manufacturing Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/10/2024	124.7	124.7	128.3	0.04%
^DNT Storage and Properties LLC	Real Estate	Term Loan	Prime plus 2.75%	10/10/2039	94.1	94.1	107.2	0.04%
^Smith Spinal Care Center P.C. and James C. Smith	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/8/2039	55.5	55.5	63.1	0.02%
^Doctors Express Management of Central Texas LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/8/2024	32.4	32.4	33.9	0.01%
^Michael Rey Jr. and Lynn J. Williams and GIG Petcare dba Hickory	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/3/2039	114.0	114.0	129.9	0.05%
^Sumad LLC dba BrightStar Care of Encinitas	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/2/2024	35.5	35.5	37.1	0.01%
^Roccos LLC and Sullo Pantalone Inc dba Rocco's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2039	235.9	235.9	266.8	0.09%
^Gordon E Rogers dba Stonehouse Motor Inn	Accommodation	Term Loan	Prime plus 2.75%	9/26/2039	53.0	53.0	60.5	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^North Columbia LLC and Loop Liquor and Convenience Store LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/24/2039	146.9	146.9	167.1	0.06%
^6 Price Avenue, LLC and Pauley Tree & Lawn Care, Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/24/2039	432.6	432.6	486.3	0.17%
^Andrene's LLC dba Andrene's Caribbean Soul Food Carry Out	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/23/2024	19.1	19.1	19.4	0.01%
^Ryan Crick and Pamela J. Crick and Crick Enterprises Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2039	134.2	134.2	153.1	0.05%
^Modern Leather Goods Repair Shop Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2024	38.2	38.2	38.9	0.01%
^Animal Intrusion Prevention Systems Holding Company, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/15/2024	180.1	180.1	185.4	0.06%
^Tavern Properties LLC and Wildwood Tavern LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/15/2039	394.7	394.7	448.5	0.16%
^Indy East Smiles Youth Dentistry LLC dba Prime Smile East	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/11/2024	415.6	415.6	423.5	0.15%
^B&P Diners LLC dba Engine House Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/10/2024	52.8	52.8	53.7	0.02%
^Delta Aggregate LLC	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	8/28/2039	859.0	859.0	979.7	0.34%
^Orange County Cleaning Inc	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/27/2024	9.4	9.4	9.6	—%
^Lamjam LLC, Goldsmith Lambros Inc	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	8/27/2024	88.4	88.4	92.2	0.03%
^Qycell Corporation	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	8/26/2024	78.5	78.5	81.1	0.03%
^Atlas Auto Body Inc dba Atlas Auto Sales	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/22/2039	47.5	47.5	53.8	0.02%
^Alpha Preparatory Academy LLC	Social Assistance	Term Loan	Prime plus 2.75%	8/15/2039	134.3	134.3	153.1	0.05%
^Katie Senior Care LLC dba Home Instead Senior Care	Social Assistance	Term Loan	Prime plus 2.75%	8/15/2024	80.8	80.8	82.2	0.03%
^Hamer Road Auto Salvage, LLC and Scott T. Cook and Nikki J. Cook	Motor Vehicle and Parts Dealers	Term Loan	6%	8/8/2039	176.0	176.0	200.8	0.07%
^Almost Home Property LLC and Almost Home Daycare LLC	Social Assistance	Term Loan	Prime plus 2.75%	8/7/2039	677.8	677.8	771.8	0.27%
^AGV Enterprises LLC dba Jet's Pizza #42	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2024	35.2	35.2	36.0	0.01%
^iFood, Inc. dba Steak N Shake	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2024	253.5	253.5	261.8	0.09%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^575 Columbus Avenue Holding Company, LLC and LA-ZE LLC dba EST EST EST	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/30/2039	19.4	19.4	22.1	0.01%
^Honeyspot Investors LLP and Pace Motor Lines Inc	Truck Transportation	Term Loan	Prime plus 2.75%	7/24/2039	137.8	137.8	157.1	0.05%
^Miss Cranston Diner II, LLC and Miss Cranston II Realty LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/17/2039	93.8	93.8	106.6	0.04%
^Lisle Lincoln II Limited Partnership dba Lisle Lanes LP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/30/2024	63.3	63.3	66.2	0.02%
^iFood, Inc. dba Steak N Shake	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2039	579.0	579.0	662.6	0.23%
^Honeyspot Investors LLP and Pace Motor Lines Inc	Truck Transportation	Term Loan	Prime plus 2.75%	6/30/2039	803.5	803.5	924.8	0.32%
^AMG Holding, LLC and Stetson Automotive, Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/30/2039	190.9	190.9	219.7	0.08%
^Zinger Hardware and General Merchant Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	7.25%	6/26/2024	43.8	43.8	45.8	0.02%
^JPM Investments LLC and Carolina Family Foot Care P.A.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/26/2039	129.6	129.6	148.9	0.05%
^Nikobella Properties LLC and JPO Inc dba Village Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/25/2039	444.1	444.1	510.3	0.18%
^Big Sky Plaza LLC and Strickland, Incorporated dba Livingston True Value	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/20/2039	214.0	214.0	245.9	0.09%
^Nirvi Enterprises LLC dba Howard Johnson / Knights Inn	Accommodation	Term Loan	Prime plus 2.75%	6/17/2039	843.8	843.8	971.2	0.34%
^Sico & Walsh Insurance Agency Inc and The AMS Trust	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	6/6/2039	85.5	85.5	98.4	0.03%
^Sujata Inc dba Stop N Save Food Mart and Dhruvesh Patel	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/3/2024	14.3	14.3	14.9	0.01%
^Long Island Barber Institute Inc	Educational Services	Term Loan	Prime plus 2.75%	6/2/2039	50.9	50.9	58.4	0.02%
^CJR LLC and PowerWash Plus, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/30/2024	33.1	33.1	34.7	0.01%
^Pocono Coated Products, LLC	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/30/2024	14.1	14.1	14.8	0.01%
^Wilton Dental Care P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/29/2024	81.9	81.9	84.9	0.03%
^EGM Food Services Inc dba Gold Star Chili	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2024	12.3	12.3	12.7	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Jonesboro Health Food Center LLC	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	5/27/2024	38.7	38.7	40.1	0.01%
^Hae M. and Jin S. Park dba Buford Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/15/2039	151.7	151.7	173.9	0.06%
^The River Beas LLC and Punam Singh	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/8/2039	82.9	82.9	95.2	0.03%
^AS Boyals LLC dba Towne Liquors	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/29/2039	99.4	99.4	114.4	0.04%
^Gerami Realty, LC, Sherrill Universal City Corral, LP dba Golden	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/23/2027	58.1	58.1	62.1	0.02%
^Complete Body & Paint, Inc.	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/23/2039	19.0	19.0	21.9	0.01%
^Island Wide Realty LLC and Long Island Partners, Inc.	Real Estate	Term Loan	Prime plus 2.75%	4/22/2039	94.8	94.8	109.1	0.04%
^Wilshire Media Systems Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/17/2024	115.0	115.0	119.4	0.04%
^1899 Tavern & Tap LLC and Ale House Tavern & Tap LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/9/2039	124.6	124.6	143.3	0.05%
^Hodges Properties LLC and Echelon Enterprises Inc dba Treads Bicycle	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	3/31/2039	409.2	409.2	469.9	0.16%
^Dantanna's Tavern LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2024	103.3	103.3	107.4	0.04%
^Little People's Village II LLC and Iliopoulos Realty LLC	Social Assistance	Term Loan	Prime plus 2.75%	3/31/2039	84.4	84.4	96.6	0.03%
^Little People's Village II LLC and Iliopoulos Realty LLC	Social Assistance	Term Loan	Prime plus 2.75%	3/31/2039	93.2	93.2	106.6	0.04%
^Eagle Aggregate Transportation, LLC and Eagle Pneumatic Transport LLC	Truck Transportation	Term Loan	Prime plus 2.75%	3/31/2024	430.2	430.2	448.9	0.16%
^Kemmer, LLC and Pitts Package Store, Inc.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/31/2039	108.2	108.2	123.5	0.04%
^Lake Area Autosound LLC and Ryan H. Whittington	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	7/28/2039	115.7	115.7	133.0	0.05%
^Knowledge First Inc dba Magic Years of Learning and Kimberly Knox	Social Assistance	Term Loan	Prime plus 2.75%	3/21/2039	133.3	133.3	152.7	0.05%
^636 South Center Holdings, LLC and New Mansfield Brass and Aluminum Co	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	3/20/2039	71.9	71.9	82.6	0.03%
^Cormac Enterprises and Wyoming Valley Beverage Incorporated	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/20/2039	101.1	101.1	116.2	0.04%
^Kinisi, Inc. dba The River North UPS Store	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/18/2024	13.1	13.1	13.7	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Tortilla King Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	3/14/2039	42.2	42.2	48.5	0.02%
^Tortilla King, Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	3/14/2029	824.3	824.3	889.8	0.31%
^Bowl Mor, LLC dba Bowl Mor Lanes / Spare Lounge, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/13/2039	203.7	203.7	234.1	0.08%
^R & R Boyal LLC dba Cap N Cat Clam Bar and Little Ease Tavern	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/28/2039	379.8	379.8	435.5	0.15%
^Summit Beverage Group LLC	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	2/28/2024	211.5	211.5	220.4	0.08%
^952 Boston Post Road Realty, LLC and HNA LLC dba Styles International	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2039	192.0	192.0	219.9	0.08%
^Choe Trade Group Inc dba Rapid Printers of Monterey	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	2/28/2024	96.1	96.1	100.3	0.03%
^Faith Memorial Chapel LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2039	195.1	195.1	223.5	0.08%
^96 Mill Street LLC, Central Pizza LLC and Jason Bikakis George Bikaki	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/12/2039	128.8	128.8	148.0	0.05%
^JWB Industries, Inc. dba Carteret Die Casting	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	2/11/2024	168.9	168.9	175.0	0.06%
^986 Dixwell Avenue Holding Company, LLC(EPC) and Mughali Foods, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/7/2039	90.5	90.5	103.9	0.04%
^Awesome Pets II Inc dba Mellisa's Pet Depot	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	2/7/2024	50.8	50.8	52.7	0.02%
^Sarah Sibadan dba Sibadan Agency	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	1/27/2039	117.4	117.4	134.9	0.05%
^Icore Enterprises Inc dba Air Flow Filters Inc	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	1/15/2024	12.9	12.9	13.5	—%
^Nutmeg North Associates LLC, Steeltech Building Products Inc	Construction of Buildings	Term Loan	Prime plus 2.75%	12/31/2038	830.5	830.5	950.2	0.33%
^KK International Trading Corporation	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/23/2028	146.3	146.3	158.1	0.06%
^Kurtis Sniezek dba Wolfe's Foreign Auto	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/20/2038	80.5	80.5	92.4	0.03%
^PLES Investements, LLC and John Redder, Pappy Sand & Gravel, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/19/2038	502.8	502.8	573.5	0.20%
^TAK Properties LLC and Kinderland Inc	Social Assistance	Term Loan	Prime plus 2.75%	12/18/2038	367.1	367.1	420.5	0.15%
^TOL LLC dba Wild Birds Unlimited	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	12/13/2023	10.9	10.9	11.3	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^920 CHR Realty LLC, V. Garofalo Carting Inc	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	12/10/2038	379.3	379.3	435.5	0.15%
^DKB Transport Corp	Truck Transportation	Term Loan	Prime plus 2.75%	12/5/2038	125.7	125.7	144.3	0.05%
^Firm Foundations Inc David S Gaitan Jr and Christopher K Daigle	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/3/2038	94.4	94.4	107.7	0.04%
^Spectrum Development LLC and Solvit Inc & Solvit North, Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/2/2023	235.8	235.8	244.0	0.08%
^BVIP Limousine Service LTD	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	11/27/2038	69.1	69.1	79.3	0.03%
^Wallace Holdings LLC, GFA International Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.5%	11/25/2023	71.9	71.9	74.5	0.03%
^AcuCall LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/21/2023	8.9	8.9	9.2	—%
^Kids in Motion of Springfield LLC dba The Little Gym of Springfield IL	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/18/2023	26.5	26.5	27.4	0.01%
^Yousef Khatib dba Y&M Enterprises	Wholesale Electronic Markets and Agents and Brokers	Term Loan	Prime plus 2.75%	11/15/2023	43.4	43.4	44.8	0.02%
^Howell Gun Works LLC	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	11/14/2023	2.7	2.7	2.8	—%
^Polpo Realty, LLC, Polpo Restaurant, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/6/2038	56.3	56.3	64.6	0.02%
^Twinsburg Hospitality Group LLC dba Comfort Suites	Accommodation	Term Loan	Prime plus 2.75%	10/31/2038	853.9	853.9	977.5	0.34%
^Mid-Land Sheet Metal Inc	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/31/2038	124.1	124.1	142.4	0.05%
^Master CNC Inc & Master Properties LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2038	538.0	538.0	614.7	0.21%
^Janice B. McShan and The Metropolitan Day School, LLC	Social Assistance	Term Loan	Prime plus 2.75%	10/31/2023	24.9	24.9	26.0	0.01%
^1 North Restaurant Corp dba 1 North Steakhouse	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/31/2038	191.6	191.6	219.8	0.08%
^Clairvoyant Realty Corp. and Napoli Marble & Granite Design, Ltd	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/24/2038	133.6	133.6	153.4	0.05%
^Greenbrier Technical Services, Inc	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/24/2023	117.5	117.5	122.4	0.04%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^First Steps Real Estate Company, LLC and First Steps Preschool	Social Assistance	Term Loan	Prime plus 2.75%	9/30/2038	87.8	87.8	100.2	0.03%
^Lenoir Business Partners LLC, LP Industries, Inc dba Childforms	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	265.5	265.5	304.2	0.11%
^LP Industries, Inc dba Childforms	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	108.2	108.2	124.1	0.04%
^Cencon Properties LLC and Central Connecticut Warehousing Company, Inc	Warehousing and Storage	Term Loan	Prime plus 2.75%	9/30/2038	310.2	310.2	355.7	0.12%
^Discount Wheel and Tire of Broken Bow Inc	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/30/2038	201.2	201.2	230.0	0.08%
^Mitchellville Family Dentistry, Dr. Octavia Simkins-Wiseman DDS PC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/27/2038	301.3	301.3	344.8	0.12%
^Gabrielle Realty, LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	9/27/2038	681.1	681.1	778.4	0.27%
^Eastside Soccer Dome, Inc .	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2038	416.9	416.9	478.0	0.17%
^Anthony C Dinoto and Susan S P Dinoto and Anthony C Dinoto Funeral Homes	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/26/2038	89.9	89.9	103.1	0.04%
^Southeast Chicago Soccer, Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2038	46.0	46.0	52.8	0.02%
^Kiddie Steps 4 You Inc.	Social Assistance	Term Loan	Prime plus 2.75%	9/25/2038	81.8	81.8	93.5	0.03%
^Diamond Memorials Incorporated	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/25/2023	6.3	6.3	6.5	—%
^Serious-Fun in Alpharetta, LLC dba The Little Gym of Alpharetta	Educational Services	Term Loan	Prime plus 2.75%	9/20/2023	26.1	26.1	27.0	0.01%
^Faith Memorial Chapel LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/20/2038	241.6	241.6	276.1	0.10%
^Westville Seafood LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/19/2038	101.0	101.0	115.5	0.04%
^Maynard Enterprises Inc dba Fastsigns of Texarkana	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/18/2023	9.1	9.1	9.4	—%
^Grafio Inc dba Omega Learning Center-Acworth	Educational Services	Term Loan	Prime plus 2.75%	9/13/2023	93.2	93.2	96.3	0.03%
^The Berlerro Group, LLC dba Sky Zone	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/12/2023	243.6	243.6	251.4	0.09%
^Sound Manufacturing Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/12/2028	41.4	41.4	44.5	0.02%
^Prospect Kids Academy Inc	Educational Services	Term Loan	Prime plus 2.75%	9/11/2038	111.7	111.7	127.9	0.04%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Alma J. and William R. Walton and Almas Child Day Care Center	Social Assistance	Term Loan	Prime plus 2.75%	9/11/2038	35.6	35.6	40.9	0.01%
^B for Brunette dba Blo	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/10/2023	30.4	30.4	31.3	0.01%
^Schmaltz Holdings, LLC and Schmaltz Operations, LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/4/2038	200.3	200.3	228.6	0.08%
^Excel RP Inc	Machinery Manufacturing	Term Loan	Prime plus 2.75%	8/30/2023	72.1	72.1	74.5	0.03%
^ACI Northwest Inc.	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	8/30/2023	300.1	300.1	312.1	0.11%
^Gulfport Academy Child Care and Learning Center, Inc. and Jennifer Sis	Social Assistance	Term Loan	Prime plus 2.75%	8/30/2023	23.9	23.9	24.9	0.01%
^IlOKA Inc dba Microtech Tel and NewCloud Networks	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/30/2023	359.7	359.7	371.6	0.13%
^Ramard Inc and Advanced Health Sciences Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/28/2023	103.8	103.8	106.8	0.04%
^RM Hawkins LLC dba Pure Water Tech West and Robert M Hawkins	Nonstore Retailers	Term Loan	Prime plus 2.75%	8/26/2023	44.7	44.7	46.4	0.02%
^JSIL LLC dba Blackstones Hairdressing	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/16/2023	10.7	10.7	11.0	—%
^Island Nautical Enterprises, Inc. and Ingwall Holdings, LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	8/14/2038	311.1	311.1	355.3	0.12%
^Caribbean Concepts, Inc. dba Quick Bleach	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/12/2023	12.4	12.4	12.8	—%
^Daniel W and Erin H Gordon and Silver Lining Stables CT, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/24/2023	6.5	6.5	6.7	—%
^Angkor Restaurant Inc	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/19/2038	83.4	83.4	95.5	0.03%
^Harbor Ventilation Inc and Estes Investment, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2038	2.1	2.1	2.4	—%
^Tri County Heating and Cooling Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2023	47.8	47.8	49.8	0.02%
^Morning Star Trucking LLC and Morning Star Equipment and Leasing LLC	Truck Transportation	Term Loan	Prime plus 2.75%	7/17/2023	29.3	29.3	30.1	0.01%
^Maxiflex LLC	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/28/2023	24.2	24.2	25.2	0.01%
^GIA Realty LLC and VRAJ GIA LLC dba Lakeview Laundromat	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/28/2038	87.0	87.0	100.2	0.03%
^2161 Highway 6 Trail, LLC, R. H. Hummer JR., Inc.	Truck Transportation	Term Loan	Prime plus 2.75%	6/19/2026	449.8	449.8	479.3	0.17%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Blakeslee Arpaia Chapman, Inc. dba Blakeslee Industrial Services	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	6/18/2028	648.9	648.9	701.9	0.24%
^KDP LLC and KDP Investment Advisors, Inc and KDP Asset Management, Inc	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/14/2023	184.5	184.5	191.1	0.07%
^Elite Structures Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/12/2038	812.2	812.2	933.6	0.32%
^Willowbrook Properties LLC, Grove Gardens Landscaping Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/5/2038	166.4	166.4	191.4	0.07%
^Absolute Desire LLC and Mark H. Szierer, Sophisticated Smile	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/5/2038	168.3	168.3	193.3	0.07%
^Gregory P Jellenek OD and Associates PC dba Gregory P Jellenek OD	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/28/2023	33.1	33.1	34.4	0.01%
^Ryan D. Thornton and Thornton & Associates LLC	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	5/24/2023	25.2	25.2	26.1	0.01%
^Peanut Butter & Co., Inc.	Food Manufacturing	Term Loan	Prime plus 2.75%	4/30/2023	51.7	51.7	53.5	0.02%
^PowerWash Plus, Inc. and CJR, LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/30/2038	489.6	489.6	562.9	0.20%
^Kidrose, LLC dba Kidville Riverdale	Educational Services	Term Loan	Prime plus 2.75%	4/22/2023	41.4	41.4	43.0	0.01%
^1258 Hartford TPKE, LLC and Phelps and Sons, Inc	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/29/2038	110.6	110.6	126.9	0.04%
^A & M Commerce, Inc. dba Cranberry Sunoco	Gasoline Stations	Term Loan	Prime plus 2.75%	3/27/2038	292.9	292.9	336.5	0.12%
^Xela Pack, Inc. and Aliseo and Catherine Gentile	Paper Manufacturing	Term Loan	Prime plus 2.75%	3/27/2028	197.7	197.7	213.5	0.07%
^American Diagnostic Imaging, Inc. dba St. Joseph Imaging Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/25/2038	476.9	476.9	547.6	0.19%
^Michael A.and HeatherR. Welsch dba Art & FrameEtc.	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/22/2038	59.9	59.9	68.8	0.02%
^Truth Technologies Inc dba Truth Technologies Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/21/2023	44.1	44.1	45.6	0.02%
^Sound Manufacturing, Inc. and Monster Power Equipment Inc.	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/15/2023	261.6	261.6	271.4	0.09%
^Golden Gate Lodging LLC	Accommodation	Term Loan	Prime plus 2.75%	3/12/2038	102.2	102.2	117.4	0.04%
^Bakhtar Group LLC dba Malmaison	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2023	52.6	52.6	54.3	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Osceola River Mill, LLC, Ironman Machine, Inc.	Machinery Manufacturing	Term Loan	Prime plus 2.75%	2/20/2038	76.3	76.3	87.7	0.03%
^Java Warung, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/19/2038	45.2	45.2	52.0	0.02%
^Retain Loyalty LLC	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	2/15/2038	94.1	94.1	108.0	0.04%
^North Country Transport, LLC	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	2/6/2023	7.7	7.7	8.0	—%
^MJD Investments, LLC dba The Community Day School	Social Assistance	Term Loan	Prime plus 2.75%	1/31/2038	228.1	228.1	261.9	0.09%
^Sherill Universal City dba Golden Corral LP	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/28/2038	390.6	390.6	449.0	0.16%
^Elegant Fireplace Mantels, Inc. dba Elegant Fireplace Mantels	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/31/2022	47.3	47.3	48.7	0.02%
^Macho LLC, Madelaine Chocolate Novelties Inc	Food Manufacturing	Term Loan	Prime plus 2.75%	12/31/2037	442.9	442.9	508.6	0.18%
^Babie Bunnie Enterprises Inc dba Triangle Mothercare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/28/2027	29.9	29.9	32.1	0.01%
^John Duffy Fuel Co., Inc.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/28/2022	249.5	249.5	257.5	0.09%
^Polpo Realty LLC & Polpo Restaurant LLC dba Polpo Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/27/2037	456.9	456.9	524.6	0.18%
^Martin L Hopp, MD PHD A Medical Corp dba Tower ENT	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2022	32.0	32.0	33.1	0.01%
^Cheryle A Baptiste and Cheryle Baptiste DDS PLLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/30/2037	252.5	252.5	289.8	0.10%
^Daniel Gordon and Erin Gordon and Silver Lining Stables CT, LLC	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	11/28/2037	201.4	201.4	231.3	0.08%
^D&L Rescources, Inc. dba The UPS Store	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	11/27/2022	4.6	4.6	4.8	—%
^Richmond Hill Mini Market, LLC	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/27/2037	162.9	162.9	186.9	0.07%
^DRV Enterprise, Inc. dba Cici's Pizza # 339	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/26/2022	28.8	28.8	29.9	0.01%
^U & A Food and Fuel, Inc. dba Express Gas & Food Mart	Gasoline Stations	Term Loan	Prime plus 2.75%	11/21/2037	84.6	84.6	97.2	0.03%
^Pioneer Windows Manufacturing Corp, Pioneer Windows	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	11/21/2022	129.9	129.9	134.3	0.05%
^R & J Petroleum LLC, Manar USA, Inc.	Gasoline Stations	Term Loan	Prime plus 2.75%	11/20/2037	158.2	158.2	181.6	0.06%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^St Judes Physical Therapy P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/19/2022	10.0	10.0	10.4	—%
^Hi-Def Imaging, Inc. dba SpeedPro Imaging	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/9/2022	10.6	10.6	10.9	—%
^Reidville Hydraulics Mfg Inc dba Summit	Machinery Manufacturing	Term Loan	Prime plus 2.75%	11/2/2037	234.6	234.6	268.7	0.09%
^Big Apple Entertainment Partners, LLC d/b/a Ripley's Believe It or Not	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/26/2022	86.2	86.2	88.8	0.03%
^University Park Retreat, LLC dba Massage Heights	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/27/2022	34.8	34.8	36.0	0.01%
^O'Rourkes Diner LLC dba O'Rourke's Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/19/2037	57.3	57.3	65.6	0.02%
^AJK Enterprise LLC dba AJK Enterprise LLC	Truck Transportation	Term Loan	Prime plus 2.75%	8/27/2022	7.3	7.3	7.6	—%
^Suncoast Aluminum Furniture, Inc	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	8/17/2037	314.4	314.4	360.5	0.13%
^Hofgard & Co., Inc. dba HofgardBenefits	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/27/2022	46.2	46.2	47.5	0.02%
^Georgia Safe Sidewalks LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/27/2022	6.5	6.5	6.7	—%
^Havana Central (NY) 5, LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/29/2022	641.8	641.8	662.8	0.23%
^Central Tire, Inc. dba Cooper Tire & Auto Services	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/29/2037	250.3	250.3	287.6	0.10%
^Jenkins-Pavia Corporation dba Victory Lane Quick Oil Change	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/27/2037	60.5	60.5	69.5	0.02%
^KIND-ER-ZZ Inc dba Kidville	Educational Services	Term Loan	Prime plus 2.75%	6/15/2022	21.4	21.4	22.1	0.01%
^Graphish Studio, Inc. and Scott Fishoff	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/14/2022	8.7	8.7	8.9	—%
^ALF, LLC, Mulit-Service Eagle Tires	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	5/31/2037	54.5	54.5	62.6	0.02%
^Christou Real Estate Holdings LLC dba Tops American Grill	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/17/2037	245.4	245.4	282.0	0.10%
^Tracey Vita-Morris dba Tracey Vita's School of Dance	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	5/10/2022	9.5	9.5	9.8	—%
^Fair Deal Food Mart Inc dba Neighbors Market	Gasoline Stations	Term Loan	Prime plus 2.75%	5/3/2037	330.0	330.0	379.2	0.13%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Tanner Optical, Inc. dba Murphy Eye Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/27/2022	3.4	3.4	3.5	—%
^Zane Filippone Co Inc dba Culligan Water Conditioning	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/12/2022	229.4	229.4	236.9	0.08%
^Indoor Playgrounds Limited Liability Company dba Kidville	Educational Services	Term Loan	Prime plus 2.75%	4/5/2022	2.0	2.0	2.0	—%
^Access Staffing, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/30/2022	73.7	73.7	75.9	0.03%
^Brandywine Picnic Park, Inc. and B.Ross Capps & Linda Capps	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/30/2031	179.3	179.3	198.2	0.07%
^DC Realty, LLC dba FOGO Data Centers	Professional, Scientific, and Technical Services	Term Loan	6%	3/23/2037	2,623.4	2,623.4	3,010.5	1.05%
^DC Realty, LLC dba FOGO Data Centers	Professional, Scientific, and Technical Services	Term Loan	6.25%	3/23/2022	609.9	609.9	628.6	0.22%
^Manuel P. Barrera and Accura Electrical Contractor, Inc.	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/23/2028	72.1	72.1	78.0	0.03%
^Shweiki Media, Inc. dba Study Breaks Magazine	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/22/2027	786.4	786.4	844.5	0.29%
^ATI Jet, Inc.	Air Transportation	Term Loan	Prime plus 2.75%	12/28/2026	548.2	548.2	587.5	0.20%
^J. Kinderman & Sons, Inc. dba Brite Star Manufacturing Company	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/22/2036	352.6	352.6	404.1	0.14%
^K's Salon, LLC d/b/a K's Salon	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/20/2021	27.8	27.8	28.5	0.01%
^15 Frederick Place LLC & Pioneer Windows Holdings Inc & Subs	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/16/2021	92.2	92.2	94.7	0.03%
^Taylor Transport, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	12/8/2021	93.2	93.2	95.8	0.03%
^K9 Bytes, Inc & Epazz, Inc dba K9 Bytes, Inc	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	10/26/2021	21.7	21.7	22.3	0.01%
^28 Cornelia Street Properties, LLC and Zouk, Ltd.dba Palma	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/25/2021	7.9	7.9	8.2	—%
^39581 Garfield, LLC and Tri County Neurological Associates, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2036	70.4	70.4	80.5	0.03%
^Robert E. Caves, Sr. and American Plank dba Caves Enterprises	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/30/2021	104.5	104.5	107.2	0.04%
^39581 Garfield, LLC and Tricounty Neurological Associates, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2036	23.9	23.9	27.4	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Big Apple Entertainment Partners, LLC dba Ripley's Believe it or Not	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2021	363.9	363.9	373.0	0.13%
^Equity National Capital LLC & Chadbourne Road Capital, LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	9/26/2021	21.8	21.8	22.4	0.01%
^Michael S. Decker & Janet Decker dba The Hen House Cafe	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/30/2036	13.9	13.9	15.9	0.01%
^Qycell Corporation	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	8/19/2021	60.1	60.1	61.6	0.02%
^Trademark Equipment Company Inc and David A. Daniel	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	8/19/2036	113.0	113.0	129.3	0.04%
^Valiev Ballet Academy, Inc	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	8/12/2036	35.9	35.9	41.0	0.01%
^LaHoBa, LLC d/b/a Papa John's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/3/2036	65.1	65.1	74.5	0.03%
^MTV Bowl, Inc. dba Legend Lanes	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/30/2036	213.2	213.2	243.8	0.08%
^Lavertue Properties LLP dba Lavertue Properties	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/29/2036	37.8	37.8	43.2	0.02%
^Lisle Lincoln II Limited Partnership dba Lisle Lanes LP	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/29/2036	295.7	295.7	338.0	0.12%
^Pierce Developments, Inc. dba Southside Granite	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/13/2036	215.3	215.3	246.1	0.09%
^J&K Fitness, LLC dba Physiques Womens Fitness Center	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/8/2036	392.9	392.9	449.2	0.16%
^Peanut Butter & Co., Inc. d/b/a Peanut Butter & Co.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/3/2021	14.0	14.0	14.3	—%
^Modern on the Mile, LLC dba Ligne Roset	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	5/25/2021	64.3	64.3	65.8	0.02%
^Profile Performance, Inc. and Eidak Real Estate, L.L.C.	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/20/2036	106.6	106.6	121.9	0.04%
^Northwind Outdoor Recreation, Inc. dba Red Rock Wilderness Store	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/18/2036	113.8	113.8	130.1	0.05%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Michael S. Korfe dba North Valley Auto Repair	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/24/2036	12.9	12.9	14.7	0.01%
^Actknowledge,Inc dba Actknowledge	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/21/2021	16.7	16.7	17.1	0.01%
^Stephen Frank, Patricia Frank and Suds Express LLC dba Frank Chiropra	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/25/2023	26.1	26.1	27.1	0.01%
^SuzyQue’s LLC dba Suzy Que’s	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/11/2036	50.9	50.9	58.1	0.02%
^Little People’s Village, LLC dba Little People’s Village	Social Assistance	Term Loan	Prime plus 2.75%	1/31/2036	25.8	25.8	29.4	0.01%
^Seagate Group Holdings, Inc. dba Seagate Logistics, Inc.	Support Activities for Transportation	Term Loan	Prime plus 2.75%	1/28/2036	94.0	94.0	107.4	0.04%
^Dixie Transport, Inc. & Johnny D. Brown & Jimmy Brown & Maudain Brown	Support Activities for Transportation	Term Loan	5.25%	12/28/2035	1,316.8	1,316.8	1,501.0	0.52%
^Shree OM Lodging, LLC dba Royal Inn	Accommodation	Term Loan	Prime plus 2.75%	12/17/2035	22.9	22.9	26.1	0.01%
^Lodin Medical Imaging, LLC dba Watson Imaging Center	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/1/2020	17.1	17.1	17.4	0.01%
^Robert F. Schuler and Lori A. Schuler dba Bob’s Service Center	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/30/2035	28.0	28.0	31.9	0.01%
^K9 Bytes, Inc & Epazz, Inc	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	9/30/2020	4.4	4.4	4.4	—%
^Elan Realty, LLC and Albert Basse Asociates, Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	9/30/2035	187.1	187.1	212.9	0.07%
^Success Express,Inc. dba Success Express	Couriers and Messengers	Term Loan	Prime plus 2.75%	9/29/2020	19.5	19.5	19.8	0.01%
^Modern Manhattan, LLC	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	9/20/2020	47.4	47.4	48.2	0.02%
^Dirk's Trucking, L.L.C. dba Dirk's Trucking	Truck Transportation	Term Loan	Prime plus 2.75%	9/17/2020	4.0	4.0	4.1	—%
^Rudy & Louise Chavez dba Clyde's Auto and Furniture Upholstery	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/2/2035	41.0	41.0	46.6	0.02%
^Newsome Trucking Inc and Kevin Newsome	Truck Transportation	Term Loan	Prime plus 2.75%	9/2/2035	201.6	201.6	229.4	0.08%
^DDLK Investments LLC d/b/a Smoothie King	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/30/2020	0.6	0.6	0.6	—%
^Members Only Software, Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/30/2020	8.5	8.5	8.7	—%
^ActKnowledge,Inc dba ActKnowledge	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/30/2020	10.1	10.1	10.3	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^I-90 RV & Auto Supercenter	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/29/2035	60.8	60.8	69.2	0.02%
^Zouk, Ltd. dba Palma	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/25/2020	5.9	5.9	6.0	—%
^CJ Park Inc. dba Kidville Midtown West	Educational Services	Term Loan	Prime plus 2.75%	6/25/2020	4.1	4.1	4.1	—%
^B&B Fitness and Barbell, Inc. dba Elevations Health Club	Amusement, Gambling, and Recreation Industries	Term Loan	6%	6/22/2035	200.3	200.3	227.7	0.08%
^Tanner Optical Inc. dba Murphy Eye Care	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/22/2035	76.6	76.6	87.1	0.03%
^Excel RP, Inc./Kevin and Joann Foley	Machinery Manufacturing	Term Loan	Prime plus 2.75%	7/8/2028	33.4	33.4	36.3	0.01%
^ValleyStar, Inc. dba BrightStar Healthcare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2020	1.5	1.5	1.5	—%
ValleyStar, Inc. dba BrightStar HealthCare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2020	1.1	1.1	1.2	—%
^Diag, LLC dba Kidville	Educational Services	Term Loan	Prime plus 2.75%	6/21/2020	7.1	7.1	7.2	—%
^New Economic Methods LLC dba Rita's	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2020	0.3	0.3	0.4	—%
^Cocoa Beach Parasail Corp. dba Cocoa Beach Parasail	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/26/2020	1.1	1.1	1.1	—%
^Lahoba,LLC dba Papa John's Pizza	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/30/2034	34.1	34.1	38.6	0.01%
^Animal Intrusion Prevention Systems Holding Company, LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/29/2024	22.0	22.0	23.1	0.01%
^David A. Nusblatt, D.M.D, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/11/2019	1.2	1.2	1.2	—%
^KMC RE, LLC & B&B Kennels	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/19/2034	46.5	46.5	52.8	0.02%
^ROVER REPAIRS	Repair and Maintenance	Term Loan	Prime plus 2.5%	11/28/2029	48.5	48.5	52.6	0.02%
^Supreme Screw Products	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	4/17/2019	14.2	14.2	14.3	—%
^Gourmet to You, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2019	0.3	0.3	0.3	—%
^The Alba Financial Group, Inc.	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	6%	1/10/2019	7.0	7.0	7.0	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^D & D's Divine Beauty School of Esther, LLC	Educational Services	Term Loan	6%	8/1/2031	46.6	46.6	51.7	0.02%
Bliss Coffee and Wine Bar, LLC	Food Services and Drinking Places	Term Loan	6%	8/31/2019	66.1	66.1	66.7	0.02%
^Zog Inc.	Other Information Services	Term Loan	Prime plus 2.75%	4/30/2020	32.1	32.1	32.6	0.01%
^Connect Litigation Technology, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2%	10/18/2025	22.7	22.7	23.5	0.01%
^1911 East Main Street Holdings, Corp	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2032	11.4	11.4	12.7	—%
^Water Works Laundromat, LLC	Personal and Laundry Services	Term Loan	Prime plus 2.25%	9/7/2027	160.0	160.0	169.3	0.06%
^Dave Kris, and MDK Ram Corp.	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/5/2026	26.8	26.8	28.6	0.01%
^Gill Express Inc. dba American Eagle Truck Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	1/5/2027	160.1	160.1	172.1	0.06%
^Smooth Grounds, Inc.	Food Services and Drinking Places	Term Loan	7.75%	1/31/2019	23.7	23.7	23.8	0.01%
^Fran-Car Corporation dba Horizon Landscape Management	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/3/2028	61.9	61.9	67.0	0.02%
^Head To Toe Personalized Pampering, Inc.	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/27/2031	8.2	8.2	9.0	—%
^Christopher F. Bohon & Pamela D. Bohon	Social Assistance	Term Loan	Prime plus 2.75%	10/28/2026	2.7	2.7	2.9	—%
^Mogas Limited	Gasoline Stations	Term Loan	Prime plus 2.75%	5/31/2030	66.1	66.1	72.8	0.03%
^Shree Om Lodging, LLC dba Royal Inn	Accommodation	Term Loan	Prime plus 2.75%	5/2/2030	58.4	58.4	64.3	0.02%
^Pedzik's Pets, LLC	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	3/31/2030	8.1	8.1	8.9	—%
^Nancy Carapelluci & A & M Seasonal Corner Inc.	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/1/2025	11.7	11.7	12.4	—%
^Patricia Hughes Jones, MD PC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/13/2020	1.9	1.9	1.9	—%
^Moonlight Multi Media Production, Inc.	Other Information Services	Term Loan	5.3%	2/1/2025	2.2	2.2	2.3	—%
David M. Goens dba Superior Auto Paint & Body, Inc.	Repair and Maintenance	Term Loan	6%	8/26/2024	13.8	13.8	14.6	0.01%
^McCallister Venture Group, LLC and Maw's Vittles, Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/30/2029	10.3	10.3	11.3	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Chong Hun Im dba Kim's Market	Food and Beverage Stores	Term Loan	Prime plus 2.5%	2/27/2024	7.3	7.3	7.6	—%
Whirlwind Car Wash, Inc.	Repair and Maintenance	Term Loan	Prime plus 2%	4/9/2029	13.8	13.8	14.6	0.01%
^Shuttle Car Wash, Inc. dba Shuttle Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.25%	11/10/2028	15.0	15.0	16.0	0.01%
^Min Hui Lin	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/30/2028	15.2	15.2	16.5	0.01%
^Delta Partners, LLC dba Delta Carwash	Repair and Maintenance	Term Loan	Prime plus 2.5%	4/5/2029	37.8	37.8	40.8	0.01%
^Auto Sales, Inc.	Motor Vehicle and Parts Dealers	Term Loan	6%	8/17/2023	5.8	5.8	6.0	—%
^RAB Services, Inc. & Professional Floor Installations	Specialty Trade Contractors	Term Loan	Prime plus 2.5%	1/31/2023	5.0	5.0	5.2	—%
^Taste of Inverness, Inc. dba China Garden	Food Services and Drinking Places	Term Loan	Prime plus 2%	6/29/2025	7.1	7.1	7.4	—%
^Ralph Werner dba Werner Transmission Inc	Gasoline Stations	Term Loan	Prime plus 2.75%	12/29/2021	1.5	1.5	1.5	—%
^Robin C. & Charles E. Taylor & Brigantine Aquatic Center LLC	Amusement, Gambling, and Recreation Industries	Term Loan	6%	9/14/2023	27.6	27.6	28.8	0.01%
^OrthoQuest, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2%	3/12/2022	2.5	2.5	2.6	—%
^Track Side Collision & Tire, Inc.	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/16/2025	4.0	4.0	4.2	—%
^Duttakrupa, LLC dba Birmingham Motor Court	Accommodation	Term Loan	Prime plus 2.25%	9/8/2023	9.1	9.1	9.4	—%
^Deesha Corporation, Inc. dba Best Inn & Suites	Accommodation	Term Loan	Prime plus 2.25%	2/14/2025	22.0	22.0	22.9	0.01%
^Maruti, Inc	Accommodation	Term Loan	Prime plus 2.25%	11/25/2024	20.2	20.2	21.0	0.01%
^Randall D. & Patricia D. Casaburi dba Pat's Pizzazz	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	3/13/2023	5.1	5.1	5.3	—%
^Gain Laxmi, Inc. dba Super 8 Motel	Accommodation	Term Loan	Prime plus 2.25%	5/31/2023	14.7	14.7	15.2	0.01%
^Naseeb Corporation	Accommodation	Term Loan	Prime plus 2.25%	3/31/2024	22.9	22.9	23.7	0.01%
^Stillwell Ave Prep School	Social Assistance	Term Loan	Prime plus 2.75%	1/14/2023	4.6	4.6	4.8	—%
^Karis, Inc.	Accommodation	Term Loan	Prime plus 2%	12/22/2023	10.1	10.1	10.4	—%
^Five Corners, Ltd.	Gasoline Stations	Term Loan	Prime plus 2.75%	12/11/2019	1.7	1.7	1.7	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
^Alyssa Corp dba Knights Inn	Accommodation	Term Loan	Prime plus 2.25%	9/30/2023	36.2	36.2	37.4	0.01%
^Bhailal Patel dba New Falls Motel	Accommodation	Term Loan	Prime plus 2.75%	3/27/2023	2.4	2.4	2.5	—%
^Pegasus Automotive, Inc.	Gasoline Stations	Term Loan	Prime plus 2.75%	12/23/2022	7.2	7.2	7.5	—%
^Delyannis Iron Works	Fabricated Metal Product Manufacturing	Term Loan	6%	12/8/2022	5.2	5.2	5.4	—%
^P. Agrino, Inc. dba Andover Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/18/2021	5.2	5.2	5.3	—%
Total Performing SBA Unguaranteed Investments					$318,862.2	$318,862.2	$329,339.7	114.57%

Non-Performing SBA Unguaranteed Investments (3)
*^200 North 8th Street Associates LLC and Enchanted Acres Fa	Food Manufacturing	Term Loan	6.25%	5/4/2028	$469.3	$469.3	$366.0	0.13%
*^A & A Auto Care LLC	Repair and Maintenance	Term Loan	7.5%	3/9/2026	10.4	10.4	4.5	—%
*^A & A Auto Care, LLC d/b/a A & A Auto Care, LLC	Repair and Maintenance	Term Loan	7.25%	8/12/2036	88.0	88.0	84.7	0.03%
*Alive Design, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/13/2027	17.9	17.9	13.7	—%
*^Amboy Group, LLC dba Tommy's Moloney's	Food Manufacturing	Term Loan	7%	6/24/2025	375.2	375.2	367.9	0.13%
*^American Reclamation LLC	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	11/1/2027	7.2	7.2	6.4	—%
*Anderson Farms Inc	Truck Transportation	Term Loan	7.5%	12/22/2027	1,217.1	1,217.1	947.3	0.33%
*^Auto Shine Carwash Inc and AKM R. Hossain and Jessica F. Masud	Gasoline Stations	Term Loan	7.75%	9/26/2024	15.7	15.7	14.8	0.01%
*AWA Fabrication & Construction, L.L.C.	Fabricated Metal Product Manufacturing	Term Loan	6%	4/30/2025	34.8	34.8	5.2	—%
*^B & J Manufacturing Corporation and Benson Realty Trust	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2%	3/30/2021	11.0	11.0	9.8	—%
*^B and J Catering Inc dba Culinary Solutions	Food Services and Drinking Places	Term Loan	7%	8/27/2040	532.9	532.9	486.2	0.17%
*Baker Sales, Inc. d/b/a Baker Sales, Inc.	Nonstore Retailers	Term Loan	6%	3/29/2036	177.4	177.4	81.8	0.03%
*^Fieldstone Quick Stop LLC(OC) Barber Investments LLC (EPC) Thadius M B	Gasoline Stations	Term Loan	6%	9/30/2038	400.4	400.4	36.4	0.01%
*^Barber Investments LLC and Fieldstone Quickstop LLC and Maine Dollar D	Gasoline Stations	Term Loan	6.25%	8/15/2039	146.3	146.3	—	—%
*^Bear Creek Entertainment LLC dba The Woods at Bear Creek	Accommodation	Term Loan	Prime plus 2.75%	8/12/2041	1,608.1	1,671.3	412.9	0.14%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
*^Bear Creek Entertainment, LLC dba The Woods at Bear Creek	Accommodation	Term Loan	7.25%	12/30/2024	85.4	85.4	79.0	0.03%
*Bebos Inc dba Pizza Hut & Sunoco	Gasoline Stations	Term Loan	Prime plus 2.75%	3/28/2028	214.1	214.1	99.5	0.03%
*^Bobcatt Solutions, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/8/2027	35.8	35.8	33.1	0.01%
*Bone Bar & Grill LLC	Food Services and Drinking Places	Term Loan	7%	6/30/2042	73.4	73.4	57.5	0.02%
*^Calhoun Satellite Communications Inc and Transmission Solutions Group	Broadcasting (except Internet)	Term Loan	6.75%	2/27/2025	724.2	724.2	—	—%
*Calhoun Satellite Communications, Inc.	Telecommunications	Term Loan	7%	12/2/2026	189.1	189.1	40.9	0.01%
*^Capstone Pediatrics PLLC and Capstone Healthcare Consulting LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/15/2025	556.4	556.4	314.8	0.11%
*^Carl R. Bieber, Inc. dba Bieber Tourways/Bieber Transportation/Bieber	Transit and Ground Passenger Transportation	Term Loan	7.5%	9/30/2027	573.2	573.2	551.2	0.19%
*^Central Ohio Cleaners Inc	Personal and Laundry Services	Term Loan	7%	6/13/2024	90.5	90.5	8.9	—%
*^Chickamauga Properties, Inc., MSW Enterprises, LLP	Amusement, Gambling, and Recreation Industries	Term Loan	6.25%	12/22/2035	59.0	59.0	56.8	0.02%
*^Chickamauga Properties, Inc. and MSW Enterprises, LLP	Amusement, Gambling, and Recreation Industries	Term Loan	6.25%	10/19/2022	43.5	43.5	—	—%
*^CLU Amboy, LLC (EPC) and Amboy Group, LLC (OC) dba Tommy Moloney's	Food Manufacturing	Term Loan	7%	12/27/2023	469.0	469.0	459.9	0.16%
*^CM Lab Inc	Professional, Scientific, and Technical Services	Term Loan	6.75%	5/20/2026	166.1	166.1	134.9	0.05%
*^Colts V LLC and Nowatzke Service Center, Inc dba Nowatzke Truck & Trai	Repair and Maintenance	Term Loan	6.75%	9/26/2039	553.3	553.3	528.7	0.18%
*^Custom Software, Inc. a Colorado Corporation dba M-33 Access	Professional, Scientific, and Technical Services	Term Loan	6.25%	6/17/2021	256.7	256.7	226.1	0.08%
*^Custom Software, Inc. a Colorado Corporation dba M-33 Access	Broadcasting (except Internet)	Term Loan	6.25%	4/30/2022	94.3	94.3	—	—%
*^D&G Capital LLC dba Miami Grill 277	Food Services and Drinking Places	Term Loan	6.5%	12/16/2025	81.2	81.2	28.7	0.01%
*^Demand Printing Solutions, Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	10/29/2034	119.5	119.5	110.5	0.04%
*^Demand Printing Solutions, Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	12/12/2019	1.6	1.6	1.5	—%
*^Demand Printing Solutions, Inc. and MLM Enterprises, LLC d/b/a Demand	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/27/2021	5.5	5.5	5.1	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
*^MLM Enterprises LLC and Demand Printing Solutions Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/18/2024	50.2	50.2	46.4	0.02%
*^Demand Printing Solutions Inc	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	12/15/2027	17.0	17.0	15.7	0.01%
*^Demand Printing Solutions Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/16/2026	17.8	17.8	16.5	0.01%
*^Demand Printing Solutions Inc.	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/25/2027	199.2	199.2	82.1	0.03%
*^Dr Richard Rolle JR, PLLC dba Rolle Oral & Facial Surgery PLLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/29/2042	869.9	869.9	679.6	0.24%
*^Dr. Richard R. Rolle, Jr., PLLC dba Rolle Oral & Facial Surgery	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/18/2027	122.3	122.3	—	—%
*^Driven Warehouse/Distribution LLC	Truck Transportation	Term Loan	Prime plus 2.75%	12/22/2027	726.2	726.2	671.6	0.23%
*^Driven Warehouse/Distribution LLC	Truck Transportation	Term Loan	Prime plus 2.75%	1/18/2028	129.0	129.0	10.2	—%
*^DTM Parts Supply Inc.	Merchant Wholesalers, Durable Goods	Term Loan	7%	6/2/2025	54.8	54.8	43.9	0.02%
*^E & I Holdings, LP & PA Farm Products, LLC	Food Manufacturing	Term Loan	6%	4/30/2030	4,705.2	4,822.6	2,741.0	0.95%
*^Europlast Ltd	Plastics and Rubber Products Manufacturing	Term Loan	6%	9/26/2022	313.0	313.0	22.3	0.01%
*^Europlast Ltd	Plastics and Rubber Products Manufacturing	Term Loan	6%	5/31/2023	73.4	73.4	—	—%
*^Event Mecca LLC	Other Information Services	Term Loan	6%	4/10/2023	11.4	11.4	9.0	—%
*^Evernook Valley Milk LLC	Animal Production and Aquaculture	Term Loan	7.5%	8/31/2042	637.5	637.5	545.9	0.19%
*^EZ Towing, Inc.	Support Activities for Transportation	Term Loan	6%	1/31/2023	86.4	86.4	1.2	—%
*^Ezzo Properties, LLC and Great Lakes Cleaning, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/20/2027	286.5	286.5	72.5	0.03%
*^New Image Building Services, Inc. dba New Image Repair Services	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/23/2037	251.9	251.9	152.9	0.05%
*^New Image Building Services Inc. dba New Image Repair Services; The Ma	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/29/2023	197.1	197.1	—	—%
*^New Image Building Services, Inc. dba The Maids serving Oakland and Ma	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/19/2026	67.8	67.8	—	—%
*^New Image Building Services, Inc.dba The Maids Servicing Oakland &Maco	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/21/2026	39.0	39.0	—	—%
*^New Image Building Services, Inc.	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/18/2027	138.9	138.9	—	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
*Farec, Inc	Amusement, Gambling, and Recreation Industries	Term Loan	7.5%	12/29/2042	267.9	267.9	248.9	0.09%
*^Galaforo Construction and Companies LLC	Construction of Buildings	Term Loan	7.5%	12/15/2042	207.8	207.8	196.0	0.07%
*Galaforo Construction LLC and Paul M Galaforo, Jr.	Construction of Buildings	Term Loan	7.5%	12/15/2027	334.0	334.0	82.8	0.03%
*^Gator Communications Group LLC dba Harvard Printing Group	Printing and Related Support Activities	Term Loan	6.25%	3/30/2022	233.5	233.5	—	—%
*^Gator Communications Group LLC dba Harvard Printing Group	Printing and Related Support Activities	Term Loan	6.25%	4/25/2022	157.8	157.8	—	—%
*^Gator Communications Group, LLC dba Harvard Printing Group	Printing and Related Support Activities	Term Loan	6.25%	3/27/2023	13.3	13.3	—	—%
*^Gino Italian American Deli and Meat Market Inc	Food and Beverage Stores	Term Loan	7%	7/25/2041	119.9	119.9	113.1	0.04%
*^Groundworks Unlimited LLC	Specialty Trade Contractors	Term Loan	6%	12/17/2023	8.8	8.8	8.3	—%
*^Grand Manor Realty, Inc. & Kevin LaRoe	Real Estate	Term Loan	6%	2/20/2023	19.0	19.0	17.2	0.01%
*Guzman Group,LLC	Rental and Leasing Services	Term Loan	6%	9/30/2019	173.8	173.8	37.6	0.01%
*Harrelson Materials Management,Inc	Waste Management and Remediation Services	Term Loan	6%	6/24/2021	465.2	465.2	23.8	0.01%
*^Hartford Cardiology Group LLC and Ideal Nutrition of Connecticut LLC	Ambulatory Health Care Services	Term Loan	6.25%	6/30/2026	462.5	462.5	—	—%
*^Hascher Gabelstapler Inc	Repair and Maintenance	Term Loan	7%	3/26/2024	106.6	106.6	58.8	0.02%
*^HG Ventures, Inc.	Truck Transportation	Term Loan	7.5%	3/9/2028	125.9	125.9	96.7	0.03%
*^HG Ventures, Inc. dba Diamond Head Trucking	Truck Transportation	Term Loan	7.5%	6/29/2030	929.1	929.1	715.9	0.25%
*^Home Again Restaurant LLC	Food Services and Drinking Places	Term Loan	6.25%	6/30/2040	0.4	0.4	0.4	—%
*^Ian Winterbotham dba Furnishing America	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	11/17/2027	93.4	93.4	73.9	0.03%
*^InformationTelevision Network Inc	Motion Picture and Sound Recording Industries	Term Loan	7.5%	9/22/2041	823.0	823.0	761.1	0.26%
*^J And G Group Services LLC and United Vending of Florida Inc and John	Merchant Wholesalers, Nondurable Goods	Term Loan	7.25%	7/28/2026	29.6	29.6	28.5	0.01%
*J Harris Trucking LLC	Truck Transportation	Term Loan	7.25%	5/19/2027	18.7	18.7	8.3	—%
*^J Harris Trucking, LLC	Truck Transportation	Term Loan	7.25%	5/13/2026	38.1	38.1	36.5	0.01%
*^J Olson Enterprises LLC and Olson Trucking Direct, Inc.	Truck Transportation	Term Loan	6%	6/28/2025	628.4	628.4	44.2	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
*^Jacksonville Beauty Institute Inc. dba Beauty Institute's	Educational Services	Term Loan	7%	10/23/2025	40.9	40.9	31.7	0.01%
*Jenny's Wunderland, Inc.	Social Assistance	Term Loan	6%	6/29/2036	98.8	98.8	14.6	0.01%
*Juliador Resources LLC DBA Cue Hair Salon and Skin Care	Personal and Laundry Services	Term Loan	7.25%	5/24/2027	21.9	21.9	19.4	0.01%
*^Kantz LLC and Kantz Auto LLC dba Kantz's Hometown Auto	Motor Vehicle and Parts Dealers	Term Loan	6.25%	10/29/2039	11.1	11.1	8.7	—%
*^Kids at Heart,LLC dba Monster Mini Golf	Amusement, Gambling, and Recreation Industries	Term Loan	6.75%	9/22/2026	20.4	20.4	15.9	0.01%
*Krishna of Orangeburg, Inc.	Accommodation	Term Loan	6%	2/20/2032	10.3	10.3	5.5	—%
*^Kup's Auto Spa Inc	Repair and Maintenance	Term Loan	6.25%	11/15/2038	70.5	70.5	31.6	0.01%
*Kup’s Auto Spa, Inc.	Repair and Maintenance	Term Loan	6.25%	10/23/2025	54.7	54.7	—	—%
*^L.M. Jury Enterprises, Inc dba Midwest Monograms	Textile Product Mills	Term Loan	7.25%	10/28/2025	60.6	60.6	9.1	—%
*^LA Diner Inc dba Loukas L A Diner	Food Services and Drinking Places	Term Loan	7.25%	9/28/2037	617.8	617.8	571.4	0.20%
*^Las Casuelas Del Este Inc.	Food Services and Drinking Places	Term Loan	7%	9/29/2041	791.6	791.6	356.0	0.12%
*^Lowgap Grocery & Grill LLC	General Merchandise Stores	Term Loan	7.25%	3/24/2041	48.0	48.0	40.0	0.01%
*^M & H Pine Straw Inc and Harris L. Maloy	Merchant Wholesalers, Nondurable Goods	Term Loan	7.5%	3/21/2023	197.4	197.4	58.4	0.02%
*^M & H Pine Straw, Inc and Harris L. Maloy	Support Activities for Agriculture and Forestry	Term Loan	6%	4/30/2020	54.2	54.2	52.1	0.02%
*^M & H Pine Straw, Inc.and Harris Maloy	Support Activities for Agriculture and Forestry	Term Loan	7.5%	7/10/2020	27.4	27.4	19.8	0.01%
*^M & H Pinestraw, Inc. and Harris L. Maloy	Merchant Wholesalers, Nondurable Goods	Term Loan	7.5%	12/15/2021	133.8	133.8	48.7	0.02%
*^M and C Renovations Inc	Construction of Buildings	Term Loan	6.25%	10/31/2024	13.0	13.0	7.8	—%
*^Mariam Diner Inc dba Country Kitchen Restaurant	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/18/2026	42.8	42.8	24.5	0.01%
*^Matchless Transportation LLC dba First Class Limo	Transit and Ground Passenger Transportation	Term Loan	6.25%	8/3/2022	123.3	123.3	103.0	0.04%
*^Medeiros Holdings Inc dba Outdoor Lighting Perspectives of the Triad	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	7%	11/25/2025	19.6	19.6	12.7	—%
*^Mojo Brands Media, LLC	Broadcasting (except Internet)	Term Loan	6%	8/28/2023	725.0	725.0	325.3	0.11%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
*^Morris Glass and Construction Inc	Specialty Trade Contractors	Term Loan	15%	10/1/2023	448.0	448.0	350.5	0.12%
*^Nelson Sargsyan dba HDA Trucking	Support Activities for Transportation	Term Loan	Prime plus 2.75%	6/16/2025	100.8	100.8	63.7	0.02%
*^Nowatzke Service Center Inc dba Nowatzke Truck and Trailer	Repair and Maintenance	Term Loan	7%	1/29/2026	96.9	96.9	61.3	0.02%
*Paragon Fabricators Inc, Paragon Field Services, Inc and Paragon Globa	Heavy and Civil Engineering Construction	Term Loan	7%	9/28/2026	571.2	571.2	25.9	0.01%
*^Paragon Global, LLC and Paragon Fabricators Inc and Paragon Field Serv	Heavy and Civil Engineering Construction	Term Loan	7%	9/28/2041	110.1	110.1	101.9	0.04%
*^Peckett's Inc	Crop Production	Term Loan	7%	7/27/2041	219.6	219.6	169.0	0.06%
*^Pooh's Corner Realty LLC and Pooh's Corner Inc	Social Assistance	Term Loan	7%	7/23/2040	100.3	100.3	96.4	0.03%
*^RDT Enterprises LLC	Specialty Trade Contractors	Term Loan	7%	9/15/2027	136.9	136.9	77.9	0.03%
*^RDT Enterprises, L.L.C.	Specialty Trade Contractors	Term Loan	7%	11/12/2025	19.6	19.6	—	—%
*^RDT Enterprises, LLC	Specialty Trade Contractors	Term Loan	7%	12/31/2028	111.5	111.5	70.1	0.02%
*^Route 130 SCPI Holdings LLC (EPC) Route 130 SCPI Operations LLC (OC) d	Food Services and Drinking Places	Term Loan	6.25%	9/30/2039	279.5	279.5	125.2	0.04%
*^Scoler LLC dba Gold's Gym	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/29/2026	219.3	219.3	26.7	0.01%
*^Scoville Plumbing & Heating Inc and Thomas P. Scoville	Specialty Trade Contractors	Term Loan	6.75%	7/25/2022	32.1	32.1	30.8	0.01%
*^SDA Holdings LLC and Les Cheveux Salon Inc	Personal and Laundry Services	Term Loan	7.5%	12/15/2040	108.5	108.5	104.3	0.04%
*Select Propane & Fuel Inc. and Select Fuel & Convenience LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	7.5%	2/10/2030	593.3	593.3	109.4	0.04%
*Shaffer Automotive Repair, LLC	Repair and Maintenance	Term Loan	7%	5/24/2030	132.8	132.8	120.1	0.04%
*^Shane M. Howell and Buck Hardware and Garden Center, LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	7.5%	12/27/2038	120.2	120.2	93.3	0.03%
*^Shivsakti, LLC dba Knights Inn	Accommodation	Term Loan	6.25%	12/20/2032	3.3	3.3	—	—%
*^Soregard Inc	Furniture and Related Product Manufacturing	Term Loan	7.5%	6/30/2041	158.9	158.9	81.3	0.03%
*^Sourceco Limited Liability Company	Merchant Wholesalers, Nondurable Goods	Term Loan	6.5%	12/17/2025	45.0	45.0	44.1	0.02%
*^Sovereign Communications LLC	Broadcasting (except Internet)	Term Loan	6.75%	2/7/2024	654.2	654.2	517.0	0.18%
*^Square Deal Siding Company,LLC dba Square Deal Siding Company	Specialty Trade Contractors	Term Loan	7.5%	6/18/2025	2.1	2.1	2.0	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
*^Stellar Environmental LLC	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/18/2023	30.6	30.6	28.3	0.01%
*^STK Ventures Inc dba JP Dock Service & Supply	Specialty Trade Contractors	Term Loan	6%	5/9/2037	31.6	31.6	11.2	—%
*^Stormrider Inc dba Shirley's Stormrider Inc	Truck Transportation	Term Loan	Prime plus 2.75%	9/23/2025	50.9	50.9	—	—%
*^Stormrider Inc dba Shirley's Stormrider, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	11/25/2024	102.9	102.9	37.5	0.01%
*^Street Magic Enterprise LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	12/21/2027	86.3	86.3	15.7	0.01%
*^Street Magic Enterprise LLC dba New Lisbon Travel Mart	Gasoline Stations	Term Loan	7.5%	11/7/2042	419.0	419.0	387.5	0.13%
*^Suncrest Stone Products LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	7.25%	8/29/2041	638.7	638.7	262.8	0.09%
*^Suncrest Stone Products LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	7.5%	8/29/2026	539.6	539.6	131.3	0.05%
*^T and B Boots Inc dba Takken's Shoes	Clothing and Clothing Accessories Stores	Term Loan	7%	3/31/2025	23.0	23.0	20.2	0.01%
*^T and B Boots Inc dba Takken's Shoes	Clothing and Clothing Accessories Stores	Term Loan	7.25%	6/17/2026	204.5	204.5	—	—%
*T and B Boots Inc dba Takken's Shoes	Clothing and Clothing Accessories Stores	Term Loan	7.25%	12/7/2026	95.2	95.2	89.8	0.03%
*^Tannehill Enterprises Inc dba Hobbytown USA Folsom	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	7.75%	10/14/2025	71.1	71.1	45.5	0.02%
*^Tarver-Henley Inc. and Tar-Hen LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/21/2042	314.6	314.6	302.5	0.11%
*^The Delon Group LLC dba I Love Juice Bar	Food Services and Drinking Places	Term Loan	7%	5/12/2026	19.3	19.3	18.6	0.01%
*^Tim's Tire & Automotive Center, LLC	Support Activities for Transportation	Term Loan	7%	8/16/2026	410.2	410.2	98.6	0.03%
*^The Woods at Bear Creek LLC and Bear Creek Entertainment LLC dba The	Accommodation	Term Loan	7%	9/29/2039	489.6	489.6	452.8	0.16%
*^Thomas P. Scoville dba Scoville Plumbing & Heating, Inc.	Specialty Trade Contractors	Term Loan	6.75%	11/16/2021	33.6	33.6	32.3	0.01%
*Transmission Solutions Group, Inc. and Calhoun Satellite Communicatio	Telecommunications	Term Loan	7%	12/2/2041	141.3	141.3	65.7	0.02%
*^Tri-State Remodeling & Investments, LLC	Specialty Trade Contractors	Term Loan	7.5%	12/11/2025	13.3	13.3	11.5	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
*^TX Superior Communications, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/19/2028	90.3	90.3	30.5	0.01%
*^Vision Automotive LLC dba Vision Chrysler Jeep Dodge Ram of Defiance	Motor Vehicle and Parts Dealers	Term Loan	7.5%	9/29/2029	570.1	570.1	299.4	0.10%
*Vision Collision Center LLC dba Integrity Auto Body & Vision Automoti	Repair and Maintenance	Term Loan	7.5%	11/21/2027	349.2	349.2	—	—%
*^Webb Eye Associates, PA	Ambulatory Health Care Services	Term Loan	7.25%	7/19/2027	71.2	71.2	28.9	0.01%
*^Wilban LLC	Food Services and Drinking Places	Term Loan	7.5%	3/11/2026	93.2	93.2	86.2	0.03%
*^Wilban LLC	Food Services and Drinking Places	Term Loan	7.25%	3/28/2039	402.7	402.7	289.6	0.10%
*Work of Heart Inc dba Little Nest Portraits	Professional, Scientific, and Technical Services	Term Loan	7.5%	1/10/2028	5.2	5.2	5.1	—%
*^Work of Heart Inc dba Little Nest Portraits	Professional, Scientific, and Technical Services	Term Loan	7.5%	7/28/2027	47.1	47.1	46.2	0.02%

Total Non-Performing Unguaranteed SBA Investments					$36,546.2	$36,726.8	$20,062.3	6.98%

Total Unguaranteed SBA Investments					$355,408.4	$355,589.0	$349,402.0	121.55%

Performing SBA Guaranteed Investments (4)
Always Goldie's Florist	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/19/2028	66.3	66.3	72.7	0.03%
The Law Office of Jared E. Shapiro, P.A.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/21/2028	63.8	63.8	69.9	0.02%
Medworxs Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/27/2028	59.5	59.5	65.2	0.02%
Fave Realty Inc.	Real Estate	Term Loan	Prime plus 2.75%	12/27/2043	370.5	370.5	415.3	0.14%
East Breeze LLC dba Historic Springdale Pub and Eatery	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/27/2043	384.8	384.8	431.3	0.15%
Children First Home Health Care Inc	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/27/2028	900.0	900.0	988.2	0.34%
Superior Concepts Acquisition Corp	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/28/2028	359.5	359.5	395.1	0.14%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Superior Concepts Acquisition Corp	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/28/2043	1,528.8	1,528.8	1,710.0	0.59%
Nix and Nix Funeral Home North Inc,	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/28/2043	1,708.5	1,708.5	1,905.0	0.66%
Galt Insurance Group of Bonita Springs, LLC & Bonita Safety Institute	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	12/28/2043	106.3	106.3	119.1	0.04%
Omega Funeral and Cremation Services, LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/28/2043	1,028.6	1,028.6	1,152.0	0.40%
Capitol Fitness Shelby Inc.	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/28/2028	102.9	102.9	113.0	0.04%
The Chop House Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/31/2043	1,673.3	1,673.3	1,870.7	0.65%
Romain Tower Inc. David Romaine, Sugar Land Crane and Rigging, LLC	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	12/31/2028	712.5	712.5	783.0	0.27%
HDD Solutions, LLC	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	12/31/2028	1,661.3	1,661.3	1,816.6	0.63%
Paramount Dance Studios Inc. and Homestead Dance Supply	Educational Services	Term Loan	Prime plus 2.75%	10/14/2043	1,225.5	1,225.5	1,360.4	0.47%
Lou & Choo Enterprises Inc.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2044	101.4	101.4	113.1	0.04%
Metropolitan Solutions Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/30/2043	102.7	102.7	114.5	0.04%
Kneading Dough LLC dba NY Bagel Cafe & Deli, NY Bagel, New York Bagel	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/23/2029	102.5	102.5	111.8	0.04%
Olmsted LLC and 626 Van LLC dba Maison Yaki	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/1/2029	564.5	564.5	617.0	0.21%
Starship, LLC dba Tint World Smyrna	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/25/2043	266.3	266.3	297.1	0.10%
AVM LLC dba Luv 2 Play	Social Assistance	Term Loan	Prime plus 2.75%	6/1/2028	78.2	78.2	84.4	0.03%
Surya Hotel LLC dba Hotel Royal	Accommodation	Term Loan	Prime plus 2.75%	12/21/2028	302.6	302.6	331.1	0.12%
Bio-Haz Solutions, Inc.	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/29/2043	906.3	906.3	1,011.7	0.35%
Bio-Haz Solutions, Inc	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	1/29/2029	335.9	335.9	367.5	0.13%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Geo Tek Alaska, Inc	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/17/2044	170.3	170.3	190.5	0.07%
National Stone LTD and NSI Group Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	8/31/2044	579.5	579.5	645.4	0.22%
Blue Seven, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/27/2029	149.3	149.3	164.1	0.06%
Hackstaff Restaurants LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/15/2029	172.6	172.6	189.7	0.07%
UK, LLC dba Pita Pit	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/30/2029	97.2	97.2	106.8	0.04%
JP Dhillon's Foods LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/1/2029	77.5	77.5	85.2	0.03%
Vancole Investments, Inc. dba Smoothie King #913	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/7/2044	687.7	687.7	770.6	0.27%
Beau & HB Inc dba Beau's Billiard, Bowling & Arcade	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/16/2029	20.7	20.7	22.8	0.01%
Thames Aquatic Club, LLC	Educational Services	Term Loan	Prime plus 2.75%	7/21/2029	55.5	55.5	61.0	0.02%
D for Dream LLC dba Blow Dry Bar Inc	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/13/2029	73.2	73.2	80.4	0.03%
JejoJesi Corp dba Dukunoo Jamaican Kitchen, Dunkunoo	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/19/2029	126.4	126.4	138.9	0.05%
Sheldon T Banks and Sheldon T Banks LLC dba Serenity Funeral Chapel ll	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/19/2044	86.7	86.7	97.0	0.03%
Healthy and Fresco LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/20/2029	75.0	75.0	82.4	0.03%
Accel Compression Inc., Accel Workover Services Inc	Rental and Leasing Services	Term Loan	Prime plus 2.75%	6/21/2044	133.6	133.6	149.7	0.05%

Total Performing SBA Guaranteed Investments					$17,217.4	$17,217.4	$19,100.2	6.64%

Total SBA Unguaranteed and Guaranteed Investments					$372,625.8	$372,806.4	$368,502.2	128.20%

Controlled Investments (5)
*Advanced Cyber Security Systems, LLC (6), (20)	Data processing, hosting and related services.	50% Membership Interest	—%	—	—	—	—	—%
		Term Loan	3%	December 2014	381.0	381.0	—	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
*Automated Merchant Services, Inc. (7), (20)	Data processing, hosting and related services.	100% Common Stock	—%	—	—	—	—	—%
CDS Business Services, Inc. (8)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Common Stock	—%	—	—	4,428.0	5,000.0	1.74%
		Line of Credit	Prime plus 2.5%	December 2019	5,000.0	5,000.0	5,000.0	1.74%
		Term Loan	10%	April 2020	1,000.0	1,000.0	1,000.0	0.35%
Newtek Technology Solutions, Inc. (11)	Data processing, hosting and related services.	100% Common Stock	—%	—	—	8,384.0	8,500.0	2.96%
		Line of Credit	LIBOR plus 2.5%	November 2028	6,800.0	6,800.0	6,800.0	2.37%
*Newtek Insurance Agency, LLC (13)	Insurance Carriers and Related Activities	100% Membership Interest	—%	—	—	135.0	2,215.0	0.77%
*PMTWorks Payroll, LLC (9)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	1,106.1	—	—%
		Term Loan	10%-12%	Various maturities through May 2020	2,685.0	2,685.0	—	—%
Small Business Lending, LLC (12), (20)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	250.0	3,300.0	1.15%
*ADR Partners, LLC dba banc-serv Partners, LLC (12)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	6,799.2	—	—%
International Professional Marketing, Inc. (16)	Professional, Scientific, and Technical Services	100% Common Stock	—%	—	—	4,000.0	3,300.0	1.15%
		Line of Credit	Prime plus 0.5%	April 2019	800.0	800.0	800.0	0.28%
SIDCO, LLC (16)	Professional, Scientific, and Technical Services	100% Membership Interest	—%	—	—	7,119.7	7,819.7	2.72%
		Line of Credit	Prime plus 0.5%	July 2019	175.0	175.0	175.0	0.06%
Newtek Merchant Solutions, LLC (11)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	16,438.0	116,250.0	40.44%
Mobil Money, LLC (17)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	2,980.0	2,980.0	1.04%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2018 (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Newtek Business Lending, LLC (10)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	5,445.0	8,445.0	2.94%
Newtek Conventional Lending, LLC (18)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	50% Membership Interest	—%	—	—	—	—	—%
Titanium Asset Management, LLC (14)	Administrative and Support Services	Term Loan	10%	December 2018	193.9	193.9	—	—%
		100% Membership Interest	—%	—	—	—	—	—%
Excel WebSolutions, LLC (15)	Data processing, hosting and related services.	Term Loan	10%	September 2020	159.2	159.2	—	—%
		50% Membership Interest	—%	—	—	—	—	—%
Total Controlled Investments					$17,194.1	$74,279.1	$171,584.7	59.69%

Non-control/Affiliate Investments
EMCAP Loan Holdings, LLC (19) (23)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	6.04% Membership Interest	—%	—	—	1,000.0	1,000.0	0.35%

Investments in Money Market Funds
UBS Select Treasury Institutional Fund - 2.17% yield					$9.0	$9.0	$9.0	—%

Total Investments					$389,828.9	$448,094.5	$541,095.9	188.24%

^ Denotes investment that has been pledged as collateral under the Securitization Trusts.
* Denotes non-income producing security.
(1) Newtek values each unguaranteed portion of SBA 7(a) performing loans (“Loan”) using a discounted cash flow analysis which projects future cash flows and incorporates projections for Loan pre-payments and Loan defaults using historical portfolio data. The data predicts future prepayment and default probability on curves which are based on Loan age. The recovery assumption for each Loan is specific to the discounted valuation of the collateral supporting that Loan. Each Loan’s cash flow is discounted at a rate which approximates a market yield. The Loans were originated under the SBA 7(a) program and conform to the underwriting guidelines in effect at their time of origination. Newtek has been awarded Preferred Lender Program (“PLP”) status from the SBA. Portions of these Loans are not guaranteed by the SBA. Individual loan participations can be sold to institutions which have been granted an SBA 750 license. Loans can also be sold as a pool of loans in a security form to qualified investors. Includes 5 loans with a cost basis of $4,663,000 and fair value of $5,258,000 which NSBF owns 100% of the outstanding loan balance that were originated by NSBF, but are no longer deemed SBA 7(a) loans as a result of Newtek repurchasing the guaranteed portions of the loans from the SBA.

See accompanying notes to unaudited condensed consolidated financial statements.

(2) Prime Rate is equal to 5.25% as of December 31, 2018.
(3) Newtek values non-performing SBA 7(a) loans using a discounted cash flow analysis of the underlying collateral which supports the loan. Net recovery of collateral, (fair value less cost to liquidate) is applied to the discounted cash flow analysis based upon a time to liquidate estimate. Modified loans are valued based upon current payment streams and are re-amortized at the end of the modification period. Includes 3 loans with a cost basis of $6,942,000 and fair value of $3,504,000 which NSBF owns 100% of the outstanding loan balance that were originated by NSBF, but are no longer deemed SBA 7(a) loans as a result of Newtek repurchasing the guaranteed portions of the loans from the SBA.
(4) Newtek values guaranteed performing SBA 7(a) loans using the secondary SBA 7(a) market as a reference point. Newtek routinely sells performing SBA 7(a) loans into this secondary market. Guaranteed portions of SBA 7(a) loans partially funded as of the valuation date are valued using level two inputs as disclosed in Note 6.
(5) Controlled Investments are disclosed above as equity investments (except as otherwise noted) in those companies that are “Controlled Investments” of the Company as defined in the Investment Company Act of 1940. A company is deemed to be a “Controlled Investment” of Newtek Business Services Corp. if Newtek Business Services Corp. or its subsidiaries owns more than 25% of the voting securities of such company. See Note 5 in the accompanying notes to the consolidated financial statements for transactions during the year ended December 31, 2018 with affiliates the Company is deemed to control.
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
(17) 100% owned by Newtek Business Services Holdco 4, Inc. (a subsidiary of Newtek Business Services Corp.).
(18) 50% owned by Newtek Conventional Lending, Inc. (a subsidiary of Newtek Business Services Corp.).
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

See accompanying notes to unaudited condensed consolidated financial statements.

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
Newtek Business Services Holdco 2, Inc.
Newtek Business Services Holdco 3, Inc.
Newtek Business Services Holdco 4, Inc.
Newtek Business Services Holdco 5, Inc. (formerly Banc-Serv Acquisition, Inc.)
Newtek Business Services Holdco 6, Inc.
(1) Entity was merged into The Whitestone Group, LLC on December 31, 2018.

The accompanying notes to the unaudited condensed consolidated financial statements should be read in conjunction with Newtek’s Annual Report for the year ended December 31, 2018 on Form 10-K. The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with U.S. GAAP. In the opinion of management, the condensed consolidated financial statements reflect all adjustments and reclassifications that are necessary for the fair presentation of financial results as of and for the periods presented. The results of operations for an interim period may not give a true indication of the results for the entire year. The December 31, 2018 consolidated statement of assets and liabilities has been derived from the audited financial statements as of that date. All intercompany balances and transactions have been eliminated in consolidation.
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

Cash

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Invested cash is held exclusively at financial institutions of high credit quality. The Company invests cash not held in interest free checking accounts or bank money market accounts mainly in U.S. Treasury only money market instruments. As of March 31, 2019, cash deposits in excess of insured amounts totaled $15,749,000. The Company has not experienced any losses with respect to cash balances in excess of insured amounts and management does not believe there was a significant concentration of risk with respect to cash balances as of March 31, 2019.
Restricted Cash

Restricted cash includes amounts due on SBA loan-related remittances to third parties and cash reserves associated with securitization transactions. As of March 31, 2019, total restricted cash was $26,654,000.

The following table provides a reconciliation of cash and restricted cash as of March 31, 2019 and 2018 and December 31, 2018 and 2017:

	March 31, 2019	March 31, 2018	December 31, 2018	December 31, 2017
Cash	$3,083	$2,606	2,316	$2,464
Restricted cash	26,654	22,950	29,034	18,074
Cash and restricted cash	$29,737	$25,556	$31,350	$20,538

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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. The Company would then pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended March 31, 2019 and 2018, no U.S. federal excise taxes were due.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the net unrealized appreciation generated by the controlled investments held by the Taxable Subsidiaries. Such deferred tax liabilities amounted to $8,712,000 and $9,241,000 at March 31, 2019 and December 31, 2018, respectively, and are recorded as deferred tax liabilities on the condensed consolidated statements of assets and liabilities. The change in deferred tax liabilities is included as a component of net unrealized appreciation (depreciation) on investments in the condensed consolidated statements of operations.

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
The Company adopted ASC 842 on January 1, 2019 using the modified transition method. As part of the transition to ASC 842, the Company elected the package of practical expedients that allowed it to not reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. The Company recognized the cumulative effect of applying ASC 842 as an opening balance sheet adjustment at January 1, 2019. The comparative information has not been retrospectively adjusted and continues to be reported under the accounting standards in effect for those periods.The adoption of ASC 842 did not have a material impact on the Company’s accompanying condensed consolidated statements of assets and liabilities, statements of operations or statements of cash flows. Due to the adoption of ASC 842, the Company recognized operating lease right-of-use assets and lease liabilities for its operating leases with lease terms greater than one year. The Company expects the adoption of ASC 842 will not materially impact its results of operations, financial condition, or cash flows on an ongoing basis.

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
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 3—INVESTMENTS:

Investments, all of which are in portfolio companies in the United States, consisted of the following at:

	March 31, 2019		December 31, 2018
	Cost	Fair Value	Cost	Fair Value
Money market funds	$9	$9	$9	$9
Non-affiliate debt investments	386,962	385,355	372,806	368,502
Non-control/affiliate equity investments	1,000	1,000	1,000	1,000
Controlled investments:
Equity	58,491	157,269	57,085	157,810
Debt	17,444	14,025	17,194	13,775
Total investments	$463,906	$557,658	$448,094	$541,096

The following table shows the Company’s portfolio investments by industry at March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
	Cost	Fair Value	Cost	Fair Value
Data Processing, Hosting and Related Services	$39,548	$133,458	$38,964	$134,559
Food Services and Drinking Places	36,710	37,456	37,919	38,293
Professional, Scientific, and Technical Services	34,869	34,553	36,575	37,116
Amusement, Gambling, and Recreation Industries	25,866	27,989	21,030	22,300
Securities, Commodity Contracts, and Other Financial Investments and Related Activities	25,455	25,305	24,738	24,526
Ambulatory Health Care Services	23,398	23,563	21,182	20,999
Truck Transportation	25,846	23,539	23,040	21,145
Repair and Maintenance	17,536	17,655	17,690	18,054
Specialty Trade Contractors	13,611	13,776	13,048	13,051
Fabricated Metal Product Manufacturing	13,308	13,754	12,608	12,793
Accommodation	11,481	11,344	11,994	11,742
Social Assistance	10,404	11,291	8,424	9,006
Personal and Laundry Services	9,938	10,491	10,758	11,425
Merchant Wholesalers, Durable Goods	9,170	9,463	9,002	9,184
Building Material and Garden Equipment and Supplies Dealers	9,033	9,198	7,349	7,665
Rental and Leasing Services	8,784	8,437	7,959	7,539
Administrative and Support Services	9,121	8,423	8,003	7,265
Gasoline Stations	8,016	7,924	8,152	7,981
Food Manufacturing	9,167	7,156	9,073	7,056
Food and Beverage Stores	6,032	6,371	5,795	6,100
Transit and Ground Passenger Transportation	6,550	6,264	6,859	6,541
Construction of Buildings	5,077	5,113	5,085	5,010
Printing and Related Support Activities	4,761	5,066	5,042	4,868
Motor Vehicle and Parts Dealers	4,771	5,053	4,816	4,915
Other	95,454	95,016	92,989	91,963
Total	$463,906	$557,658	$448,094	$541,096

NOTE 4—TRANSACTIONS WITH AFFILIATED COMPANIES AND RELATED PARTY TRANSACTIONS:

Transactions with Affiliated Companies

An affiliated company is an entity in which the Company has an ownership of 5% or more of its voting securities. A controlled affiliate is an entity in which the Company owns more than 25% of its voting securities. Transactions related to our investments with controlled and non-controlled affiliated companies for the three months ended March 31, 2019 were as follows:

Portfolio Company	Fair Value at December 31, 2018	Purchases (Cost)	Principal Received	Net Realized Gains/(Losses)	Net Unrealized Gains/(Losses)	Fair Value at March 31, 2019	Interest and Other Income	Dividend Income
Controlled Investments
Newtek Merchant Solutions, LLC	$116,250	$—	$—	$—	$—	$116,250	$—	$2,900
Mobil Money, LLC	2,980	—	—	—	—	2,980	—	100
Newtek Technology Solutions, Inc.	15,300	400	—	—	(1,500)	14,200	85	—
International Professional Marketing, Inc.	4,800	—	(500)	—	—	4,300	5	—
SIDCO, LLC	7,295	—	(75)	—	(320)	6,900	2	150
banc-serv Partners, LLC	—	242	—	—	(242)	—	—	—
CDS Business Services, Inc.	11,000	—	(475)	—	—	10,525	125	—
Small Business Lending, LLC	3,300	348	—	—	300	3,948	—	—
Newtek Insurance Agency, LLC	2,215	—	—	—	—	2,215	—	—
PMTWorks Payroll, LLC	—	185	—	—	(185)	—	—	—
Titanium Asset Management LLC	—	900	—	—	—	900	—	—
Excel WebSolutions, LLC	—	—	—	—	—	—	—	—
Newtek Conventional Lending, LLC	—	13	—	—	—	13	—	—
Newtek Business Lending, LLC	8,445	1,118	(500)	—	—	9,063	—	—
Total Controlled Investments	$171,585	$3,206	$(1,550)	$—	$(1,947)	$171,294	$217	$3,150
Non-Control/Affiliate Investments
EMCAP Loan Holdings, LLC	$1,000	$—	$—	$—	$—	$1,000	$—	$31
Total Affiliate Investments	$172,585	$3,206	$(1,550)	$—	$(1,947)	$172,294	$217	$3,181

Related Party Transactions

Note Payable - Related Parties

In June 2015, the Company entered into the Related Party RLOC. Maximum borrowings under the Related Party RLOC were $38,000,000.

In June 2017, the Related Party RLOC was amended to increase maximum borrowings to $50,000,000. The outstanding balance had an interest rate equal to LIBOR (with a floor of 0.50%) plus 6.0% or a rate equal to the greater of the Prime Rate or 3.5% plus 5.0%. In November 2018, the Related Party RLOC was amended to reduce the interest rate to the lesser of LIBOR plus 2.5% or the Prime Rate plus 1.5%.

At March 31, 2019, the Related Party RLOC interest rate was 4.99%. The Related Party RLOC has a maturity date of November 8, 2023. Outstanding borrowings from NMS at March 31, 2019 under the Related Party RLOC were $25,890,000.

For the three months ended March 31, 2019 and 2018, interest expense was $204,000 and $112,000, respectively.

Expenses Incurred from Controlled Portfolio Companies

The Company incurs expenses from certain controlled portfolio companies including managed technology services from NTS, loan processing and closing expenses from various related parties and payroll processing fees from NPS.

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Managed technology services	$179	$178
Loan related processing and auditing fees	2,188	12
Referral fees	—	87
Payroll processing fees	10	10
Total	$2,377	$287

The Company also sub-leases portions of its office space in Lake Success, New York to certain portfolio companies. Amounts charged were as follows:

Portfolio Company	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Newtek Merchant Solutions, LLC	$65	$49
Newtek Technology Solutions, Inc.	3	3
Small Business Lending, LLC	19	19
Newtek Insurance Agency, LLC	19	24
CDS Business Services, Inc.	13	16
PMTWorks Payroll, LLC	11	6
United Capital Source, LLC	—	20
Newtek Business Lending, LLC	2	—
Total	$132	$137

Amounts due from related parties were $3,596,000 and $3,232,000 at March 31, 2019 and December 31, 2018, respectively. Amounts due to related parties were $2,000 and $4,000 at March 31, 2019 and December 31, 2018, respectively.

Managerial Assistance Fees from Controlled Investments

The Company offers managerial assistance to all portfolio companies and currently provides managerial assistance to certain controlled portfolio companies. Amounts are charged based on estimates of time and effort spent by certain employees providing managerial services for certain controlled portfolio companies. Fees are recorded on a quarterly basis, are recurring in nature and are charged at an arm’s length basis. The table below summarizes amounts charged to each controlled portfolio company for the three months ended March 31, 2019 and 2018, and are recorded as a credit to salaries and benefits in the condensed consolidated statements of operations.

Portfolio Company	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Newtek Merchant Solutions, LLC	$105	$85
Newtek Technology Solutions, Inc.	113	159
PMTWorks Payroll, LLC	42	14
Newtek Insurance Agency, LLC	51	47
banc-serv Partners, LLC	41	54
Premier Payments LLC	—	32
CDS Business Services, Inc.	17	19
International Professional Marketing, Inc.	22	12
SIDCO, LLC	33	12
Mobil Money, LLC	27	—
Newtek Business Lending, LLC	17	—
Small Business Lending, LLC	109	93
Total	$577	$527

NOTE 5—SERVICING ASSETS:
At March 31, 2019 and December 31, 2018, servicing assets are measured at fair value. The Company earns servicing fees from the guaranteed portions of SBA 7(a) loans it originates and sells.
The following table summarizes the fair value and valuation assumptions related to servicing assets at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Fair Value	$22,339	$21,360
Discount factor (1)	13.87%	14.24%
Cumulative prepayment rate	26.00%	26.00%
Average cumulative default rate	20.00%	20.00%

(1) Determined based on risk spreads and observable secondary market transactions.
Servicing fee income earned for the three months ended March 31, 2019 and 2018 was $2,428,000 and $2,065,000, respectively.
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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three months ended March 31, 2019 or 2018. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

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

The following tables present fair value measurements of the Company’s assets and liabilities measured at fair value and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values as of March 31, 2019 and December 31, 2018:

	Fair Value Measurements at March 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Investments in money market funds	$9	$9	$—	$—
SBA unguaranteed non-affiliate investments	366,769	—	—	366,769
SBA guaranteed non-affiliate investments	18,586	—	18,586	—
Controlled investments	171,294	—	—	171,294
Other real estate owned (1)	2,268	—	2,268	—
Non-control/affiliate investments	1,000	—	—	1,000
Servicing assets	22,339	—	—	22,339
Total assets	$582,265	$9	$20,854	$561,402
Liabilities:
Contingent consideration liabilities (2)	$1,779	$—	$—	$1,779
(1) Included in Other Assets on the Condensed Consolidated Statements of Assets and Liabilities

(2) Included in Accounts Payable, Accrued Expenses and Other Liabilities on the Condensed Consolidated Statements of Assets and Liabilities

The change in unrealized appreciation (depreciation) included in the condensed consolidated statements of operations attributable to Level 3 investments held at March 31, 2019 includes $2,629,000 in unrealized appreciation on SBA unguaranteed non-affiliate investments, $1,947,000 in unrealized depreciation on controlled investments and $556,000 in unrealized depreciation on servicing assets.

	Fair Value Measurements at December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Investments in money market funds	$9	$9	$—	$—
SBA unguaranteed non-affiliate investments	349,402	—	—	349,402
SBA guaranteed non-affiliate investments	19,100	—	19,100	—
Controlled investments	171,585	—	—	171,585
Other real estate owned (1)	1,998	—	1,998	—
Non-control/Non-affiliate investments	1,000	—	—	1,000
Servicing assets	21,360	—	—	21,360
Total assets	$564,454	$9	$21,098	$543,347
Liabilities:
Contingent consideration liabilities (2)	$1,733	$—	$—	$1,733

(1) Included in Other Assets on the Condensed Consolidated Statements of Assets and Liabilities

(2) Included in Accounts Payable, Accrued Expenses and Other Liabilities on the Condensed Consolidated Statements of Assets and Liabilities

The following table represents the changes in investments, servicing assets and liabilities measured at fair value using Level 3 inputs for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019
	SBA Unguaranteed Investments	Controlled Investments	Servicing Assets	Non-Control/Affiliate Investments	Contingent Consideration Liabilities (1)
Fair value, December 31, 2018	$349,402	$171,585	$21,360	$1,000	$1,733
Net change in unrealized appreciation (depreciation)	2,629	(1,947)	(556)	—	—
Realized loss	(402)	—	—	—	—
SBA unguaranteed non-affiliate investments, funded	24,241	—	—	—	—
Foreclosed real estate acquired	(514)	—	—	—	—
Purchase of investments	—	3,206	—	—	—
Change in fair value of contingent consideration liabilities	—	—	—	—	46
Net accretion of premium/discount	(2)	—	—	—	—
Return of investment	—	(500)	—	—	—
Principal payments received on debt investments	(8,585)	(1,050)	—	—	—
Additions to servicing assets	—	—	1,535	—	—
Fair value, March 31, 2019	$366,769	$171,294	$22,339	$1,000	$1,779

(1) Included in Accounts Payable, Accrued Expenses and Other Liabilities on the Condensed Consolidated Statements of Assets and Liabilities

	Three Months Ended March 31, 2018
	SBA Unguaranteed Investments	Controlled Investments	Servicing Assets	Contingent Consideration Liabilities (1)
Fair value, December 31, 2017	$278,034	$153,156	$19,359	$913
Net change in unrealized appreciation (depreciation)	992	1,170	(579)	—
Realized loss	(394)	—	—	—
SBA unguaranteed non-affiliate investments, funded	21,387	—	—	—
Foreclosed real estate acquired	(478)	—	—	—
Purchase of investments	—	4,639	—	—
Net accretion of premium/discount	32	—	—	—
Change in fair value of contingent consideration liabilities	—	—	—	10
Principal payments received on debt investments	(8,635)	(1,523)	—	—
Additions to servicing assets	—	—	1,624	—
Fair value, March 31, 2018	$290,938	$157,442	$20,404	$923

(1) Included in Accounts Payable, Accrued Expenses and Other Liabilities on the Condensed Consolidated Statements of Assets and Liabilities

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements as of March 31, 2019 and December 31, 2018. In addition to the techniques and inputs noted in the table below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements at March 31, 2019 and December 31, 2018.

					Range
	Fair Value as of March 31, 2019	Valuation Techniques	Unobservable Input	Weighted Average	Minimum	Maximum
Assets:
SBA unguaranteed non-affiliate investments - performing loans	$344,458	Discounted cash flow	Market yields	5.80%	5.80%	5.80%
SBA unguaranteed non-affiliate investments - non-performing loans	$22,311	Discounted cash flow	Market yields	6.36%	6.36%	6.36%
Controlled equity investments (A)	$157,269	Market comparable companies	EBITDA multiples (B)	7.9x	4.50x	8.80x
		Market comparable companies	Revenue multiples (B)	1.0x	0.15x	2.25x
		Discounted cash flow	Weighted average cost of capital (B)	13.03%	11.20%	43.90%
Controlled debt investments	$14,025	Discounted cash flow	Market yields	6.60%	4.99%	10.00%
Non-control/affiliate investments	$1,000	Liquidation value	Asset value	N/A	N/A	N/A
Servicing assets	$22,339	Discounted cash flow	Market yields	13.87%	13.87%	13.87%
Liabilities:
Contingent consideration liabilities	$1,779	Discounted cash flow	Projected EBITDA and net residual income and probability of achievement	N/A	N/A	N/A

(A) In determining the fair value of the Company’s controlled equity investments as of March 31, 2019, the proportion of the market comparable companies valuation technique and the discounted cash flow valuation technique were 42.8% and 57.2%, respectively, on a weighted average basis.

(B) The Company valued $136,265,000 of investments using generally, an equal weighting of EBITDA and revenue multiples in the overall valuation approach which included the use of market comparable companies. The Company valued $20,991,000 of investments using only discounted cash flows.

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

(B) The Company valued $138,085,000 of investments using an equal weighting of EBITDA and revenue multiples in the overall valuation approach which included the use of market comparable companies. The Company valued $19,725,000 of investments using only discounted cash flows.

NOTE 7—BORROWINGS:

At March 31, 2019 and December 31, 2018, the Company had borrowings comprised of the following:

	March 31, 2019			December 31, 2018
	Commitments	Borrowings Outstanding	Weighted Average Interest Rate	Commitments	Borrowings Outstanding	Weighted Average Interest Rate
Capital One line of credit - guaranteed (1)	$100,000	$34,600	4.75%	$100,000	$34,700	4.75%
Capital One line of credit - unguaranteed (1)	—	29,900	5.75%	—	—	—%
Notes due 2022	8,324	8,039	7.50%	8,324	8,019	7.50%
Notes due 2023	57,500	55,681	6.25%	57,500	55,564	6.25%
Notes payable - related parties	50,000	25,890	4.99%	50,000	16,840	4.84%
Notes payable - Securitization Trusts	201,859	198,592	4.82%	220,137	216,507	4.66%
Total	$417,683	$352,702	5.20%	$435,961	$331,630	5.02%

(1) Total combined commitments of the guaranteed and unguaranteed lines of credit were $100,000,000 at March 31, 2019 and December 31, 2018.

As of March 31, 2019, our asset coverage was 182%.

Outstanding borrowings under the 2022 Notes, 2023 Notes and Notes payable - Securitization Trusts consisted of the following:

	March 31, 2019			December 31, 2018
	Notes Due 2022	Notes Due 2023	Notes Payable- Securitization Trusts	Notes Due 2022	Notes Due 2023	Notes Payable- Securitization Trusts
Principal balance	$8,324	$57,500	$201,859	$8,324	$57,500	$220,137
Unamortized deferred financing costs	(285)	(1,819)	(3,266)	(305)	(1,936)	(3,630)
Net carrying amount	$8,039	$55,681	$198,592	$8,019	$55,564	$216,507

At March 31, 2019 and December 31, 2018, the carrying amount of the Company’s borrowings under the Capital One lines of credit, Notes payable - related parties and Notes payable - Securitization Trusts, approximates fair value due to their variable interest rates.

The fair values of the fixed rate 2022 Notes and 2023 Notes are based on the closing public share price on the date of measurement. On March 31, 2019, the closing price of the 2022 Notes was $26.22 per note, or $8,730,000. On March 31, 2019, the closing price of the 2023 Notes was $25.45 per note, or $58,535,000. These borrowings are not recorded at fair value on a recurring basis.
Total interest expense including unused line fees and amortization of deferred financing costs related to borrowings for the three months ended March 31, 2019 and 2018 was $4,730,000 and $3,507,000, respectively.

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

On October 13, 2017, the Company announced that its portfolio company, BSP, was served with a search warrant by the Federal Bureau of Investigation on October 12, 2017 at BSP’s offices in Westfield, Indiana.  The Company closed on its $5,400,000 investment in BSP in June 2016. On March 22, 2019, the Company learned that five former employees of BSP were taken into custody in connection with the previously disclosed federal investigation of what the Company believes to be pre-acquisition conduct of certain former BSP employees. As of December 31, 2018, the fair valuation of BSP was zero and presently, BSP has no employees. While the outcome of this situation cannot at this time be predicted with certainty, the Company does not expect that the matter will materially affect the Company’s financial condition or results of operations.

As a result of a prior litigation with the Federal Trade Commission (the “FTC”), NMS voluntarily entered into, and is presently operating under, a Permanent Injunction with respect to certain of its business practices.
Guarantees
The Company is a guarantor on the Sterling Receivable and Inventory Facility at NBCS. Maximum borrowings under the Sterling Receivable and Inventory Facility are $22,500,000. The Sterling Receivable and Inventory Facility matures in February 2020 and automatically renews annually. At March 31, 2019, total principal owed by NBCS was $19,097,000. In addition, the Company deposited $750,000 to collateralize the guarantee. At March 31, 2019, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is also a guarantor on the Sterling 504 Facility at NBCS. Maximum borrowings under the Sterling 504 Facility are $35,000,000, depending upon syndication. The Sterling 504 Facility matured on April 30, 2019. NBCS had zero principal outstanding on the line at that time and is currently discussing termination of the line. At March 31, 2019, total principal owed by NBCS was $4,252,000. At March 31, 2019, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is a guarantor on the NBL Facility. Maximum borrowings under the NBL Facility are $75,000,000 with an accordion feature to increase maximum borrowings to $150,000,000. The NBL Facility matures in July 2021. At March 31, 2019, total principal owed by NBL was $13,813,000. At March 31, 2019, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is a guarantor on the Webster Facility, a term loan facility between NMS with Webster Bank with an aggregate principal amount up to $50,000,000. The Webster Facility matures in November 2023. At March 31, 2019, total principal outstanding was $35,000,000. At March 31, 2019, the Company determined that it is not probable that payments would be required to be made under the guarantee.

Unfunded Commitments

At March 31, 2019, the Company had $6,413,000 of unfunded commitments in connection with its SBA 7(a) non-affiliate investments related to portions of loans originated which are partially funded. The Company will fund these commitments from the same sources it uses to fund its other investment commitments.

NOTE 9—FINANCIAL HIGHLIGHTS:

The financial highlights for the Company are as follows:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Per share data (1)
Net asset value at beginning of period	$15.19	$15.08
Net investment loss	(0.05)	(0.15)
Net realized gain on investments	0.49	0.54
Net unrealized appreciation on investments	0.04	0.10
Net unrealized depreciation on servicing assets	(0.03)	(0.03)
Change in deferred taxes	0.03	(0.02)
Net increase in net assets resulting from operations	0.48	0.44
Distributions to common stockholders	(0.40)	(0.40)
Stock-based compensation expense	0.01	—
Accretive effect of stock offerings (issuing shares above NAV per share)	0.03	—
Dilutive effect of restricted stock awards	(0.01)	(0.08)
Other (5)	0.01	0.01
Net asset value at end of period	$15.31	$15.05

Per share market value at end of period	$19.64	$18.07
Total return based on market value (3)(6)	10.32%	(0.11)%
Total return based on average net asset value (3)(4)(6)	3.42%	2.45%
Shares outstanding at end of period (in thousands)	19,073	18,561

Ratios/Supplemental Data:
Net assets at end of period	$292,006	$279,272
Ratio of expenses to average net assets (2)	20.36%	19.86%
Ratio of net investment loss to average net assets (2)	(1.36)%	(3.98)%
Portfolio turnover	25.58%	26.25%
Average debt outstanding	$347,787	$238,536
Average debt outstanding per share	$18.23	$12.85
Asset coverage ratio (7)	182%	209%

(1) Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2) Annualized for the three months ended March 31, 2019.
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
(6) Not annualized.
(7) Calculated based on $358,073,000 and $256,065,000 of senior securities outstanding at March 31, 2019 and December 31, 2018, respectively.

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

The Board approves the issuance of shares of restricted stock to employees and directors pursuant to the Equity Incentive Plan. These shares generally vest over a one to three year period from the grant date. The fair value is expensed over the service period, starting on the grant date. The following table summarizes the restricted stock issuances under the Equity Incentive Plan, net of shares forfeited, if any, and the remaining shares of restricted stock available for issuance as of March 31, 2019.

Restricted Stock authorized under the plan (1)	1,500,000
Less net restricted stock granted during:
Year ended December 31, 2016	(120,933)
Year ended December 31, 2017	(5,007)
Year ended December 31, 2018	(93,568)
Quarter ended March 31, 2019	(5,277)
Restricted stock available for issuance as of March 31, 2019	1,275,215

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

For the three months ended March 31, 2019 and 2018 the Company recognized total stock-based compensation expense of $160,000 and $65,000, respectively.

As of March 31, 2019, there was $1,176,000 of total unrecognized compensation expense related to unvested restricted shares. This compensation expense is expected to be recognized over a remaining weighted-average period of approximately 2.18 years as of March 31, 2019.

NOTE 11—COMMON STOCK:

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

The following table summarizes the total shares sold and net proceeds received under the ATM equity distribution agreement:

	Three Months Ended March 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Shares sold	134,658	291,232	1,139,181
Weighted average price per share	$18.89	$19.14	$17.58
Net proceeds	$2,454	$5,196	$19,620

As of March 31, 2019, there were 2,834,929 shares of common stock available for sale under the ATM Equity Distribution Agreement.

The Company used the net proceeds for funding investments in debt and equity securities in accordance with its investment objective and strategies.

NOTE 12—EARNINGS PER SHARE:

The following table summarizes the calculations for the net increase in net assets resulting from operations per common share for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Net increase in net assets resulting from operations	$9,083	$8,112
Weighted average shares outstanding	19,003	18,495
Net increase in net assets resulting from operations per common share	$0.48	$0.44

NOTE 13—LEASES:

Under ASC 842, operating lease expense is generally recognized on a straight-line basis over the term of the lease. The Company has entered into operating lease agreements for office space with remaining contractual terms up to 8 years, some of which include renewal options extend the leases for up to 10 years. These renewal options are not considered in the remaining lease term unless it is reasonably certain the Company will exercise such options. The operating lease agreements do not contain any material residual value guarantees or material restrictive covenants.

As the rate implicit in the leases is generally not readily determinable for our operating leases, the discount rates used to determine the present value of our lease liability are based on our incremental borrowing rate at the lease commencement date and commensurate with the remaining lease term. Our incremental borrowing rate for a lease is the rate of interest we would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.  Leases with an initial term of 12 months or less are not recorded on the balance sheet.

Total lease costs for the three months ended March 31, 2019 were $218,000 and are included in other general and administrative costs on the condensed consolidated statements of operations.

The following table summarizes supplemental cash flow information related to our operating leases and the weighted average remaining lease term and discount rate of our leases:

	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities (operating cash flows)	$361
Weighted-average remaining lease term - operating leases	7.71	years
Weighted-average discount rate - operating leases	4.76%

Table of Contents

The following table represents the maturity of the Company’s operating lease liabilities as of March 31, 2019:

Maturity of Lease Liabilities
2019	$1,248
2020	1,646
2021	1,555
2022	1,576
2023	1,619
Thereafter	5,332
Total future minimum lease payments	$12,976
Less: Imputed interest	$(2,201)
Present value of future minimum lease payments	$10,775

Minimum future rental payments required under operating leases in effect as of December 31, 2018 are as follows:

Year
2019	$1,826
2020	1,593
2021	1,494
2022	1,506
2023	1,549
Thereafter	5,343
Total	$13,312

NOTE 14—DIVIDENDS AND DISTRIBUTIONS:

The Company’s dividends and distributions are recorded on the declaration date. The following table summarizes the Company’s dividend declarations and distributions during the three months ended March 31, 2019 and 2018.

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Three months ended March 31, 2019
February 15, 2019	March 15, 2019	March 29, 2019	$0.40	$7,355	12	$220

Three months ended March 31, 2018
January 18, 2018	March 20, 2018	March 30, 2018	$0.40	$7,202	10	$168

During the three months ended March 31, 2019 and 2018, an additional 2,500 and 2,700 shares valued at $47,000 and $47,000, respectively, were issued related to dividends from unvested restricted stock awards.
NOTE 15—SUPPLEMENTAL FINANCIAL DATA:
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

Newtek Merchant Solutions, LLC

NMS markets credit and debit card processing services, check approval services and ancillary processing equipment and software to merchants who accept credit cards, debit cards, checks and other non-cash forms of payment.

The summarized financial information of our unconsolidated subsidiary is as follows:

Balance Sheets - Newtek Merchant Solutions, LLC	As of March 31, 2019	As of December 31, 2018
Current assets	$8,573	$16,044
Noncurrent assets	43,690	35,949
Total assets	$52,263	$51,993
Current liabilities	4,757	7,471
Noncurrent liabilities	34,316	31,660
Total liabilities	$39,073	$39,131
Total member’s equity	$13,190	$12,862

Statements of Income - Newtek Merchant Solutions, LLC	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Revenue	$31,136	$28,556
Expenses	27,603	25,977
Income from operations	$3,533	$2,579
Interest (expense) income, net	(273)	(534)
Income before tax	$3,260	$2,045

The Company recorded the following related to its investment in NMS:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Dividend income	$2,900	$1,750
Unrealized appreciation	$—	$5,000

NOTE 16—SUBSEQUENT EVENTS:

Common Stock

From April 1, 2019 through May 3, 2019 the Company sold 37,604 shares of its common stock at a weighted average price of $20.79 per share under the ATM Equity Distribution Agreement. Proceeds, net of offering costs and expenses were $782,000. As of May 3, 2019, there were 2,797,325 shares of common stock available for sale under the ATM Equity Distribution Agreement.

Newtek Business Services Corp. and Subsidiaries
Schedule of Investments In and Advances to Affiliates
Three Months Ended March 31, 2019

Portfolio Company	Type of Investment (1)	Amount of Realized Gain (Loss)	Amount of Unrealized Appreciation (Depreciation)	Amount of Interest or Dividends Credited to Income (3)	Fair Value at December 31, 2018	Gross Additions (4)	Gross Reductions (5)	Fair Value at March 31, 2019
Advanced Cyber Security Systems, LLC	50% Membership Interest (2)	$—	$—	$—	$—	$—	$—	$—
	Term Loan (3%) (2)	—	—	—	—	—	—	—

Automated Merchant Services, Inc.	100% Common Stock (2)	—	—	—	—	—	—	—

CDS Business Services, Inc.	100% Common Stock (2)	—	—	—	5,000	—	—	5,000
	Line of Credit (Prime + 2.5%) (6)	—	—	100	5,000	—	—	5,000
	Term Loan (10%)			25	1,000	—	(475)	525

Newtek Technology Solutions, Inc.	100% Common Stock (2)	—	(1,500)	85	8,500	—	(1,500)	7,000
	Line of Credit (LIBOR + 2.5%)	—	—	—	6,800	400	—	7,200

Newtek Insurance Agency, LLC	100% Membership Interest (2)	—	—	—	2,215	—	—	2,215

PMTWorks Payroll, LLC	100% Membership Interest (2)	—	(185)	—	—	185	(185)	—
	Term Loans (10%-12%) (2)	—	—	—	—	—	—	—

Small Business Lending, LLC	100% Membership Interest (2)	—	300	—	3,300	648	—	3,948

banc-serv Partners, LLC	100% Membership Interest (2)	—	(242)	—	—	242	(242)	—

International Professional Marketing, Inc.	100% Common Stock (2)	—	—	—	3,300	—	—	3,300
	Line of Credit (Prime + 0.5%) (6)	—	—	5	800	—	(500)	300

SIDCO, LLC	100% Membership Interest	—	(320)	150	7,820	—	(320)	7,500

Portfolio Company	Type of Investment (1)	Amount of Realized Gain (Loss)	Amount of Unrealized Appreciation (Depreciation)	Amount of Interest or Dividends Credited to Income (3)	Fair Value at December 31, 2018	Gross Additions (4)	Gross Reductions (5)	Fair Value at March 31, 2019
	Line of Credit (Prime + 0.5%) (6)	—	—	2	175	—	(75)	100

Newtek Merchant Solutions, LLC	100% Membership Interest	—	—	2,900	116,250	—	—	116,250

Titanium Asset Management, LLC	100% Membership Interest (2)	—	—	—	—	—	—	—
	Term Loans (10%) (2)	—	—	—	—	900	—	900

Newtek Business Lending, LLC	100% Membership Interest	—	—	—	8,445	1,118	(500)	9,063

Newtek Conventional Lending, LLC	50% Membership Interest	—	—	—	—	13	—	13

Mobil Money, LLC	100% Membership Interest	—	—	100	2,980	—	—	2,980

Excel WebSolutions LLC	Term Loans (10%) (2)	—	—	—	—	—	—	—
	50% Membership Interest (2)	—	—	—	—	—	—	—

Total Controlled Investments		$—	$(1,947)	$3,367	$171,585	$3,506	$(3,797)	$171,294
Non-Control/Affiliate Investments
EMCAP Loan Holdings, LLC	6.04% Membership Interest	$—	$—	$31	$1,000	$—	$—	$1,000
Total Affiliate Investments		$—	$(1,947)	$3,398	$172,585	$3,506	$(3,797)	$172,294

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
(6) Index based floating rate debt investments bear interest at rate of Prime plus a contractual spread which typically resets monthly. At March 31, 2019, the Prime rate was 5.5%.

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
Newtek Business Services Holdco 2, Inc.
Newtek Business Services Holdco 3, Inc.
Newtek Business Services Holdco 4, Inc.
Newtek Business Services Holdco 5, Inc. (formerly Banc-Serv Acquisition, Inc.)
Newtek Business Services Holdco 6, Inc.
1) Entity was merged into The Whitestone Group, LLC on December 31, 2018.

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

Expenses

Our primary operating expenses are salaries and benefits, interest expense, origination and servicing and other general and administrative costs, such as professional fees, marketing, referral fees, servicing costs and rent. Since we are an internally-managed BDC with no outside adviser or management company, the BDC incurs all the related costs to operate the Company.
Guarantees
The Company is a guarantor on the Sterling Receivable and Inventory Facility at NBCS. Maximum borrowings under the Sterling Receivable and Inventory Facility are $22,500,000. The Sterling Receivable and Inventory Facility matures in February 2020 and automatically renews annually. At March 31, 2019, total principal owed by NBCS was $19,097,000. In addition, the Company deposited $750,000 to collateralize the guarantee. At March 31, 2019, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is also a guarantor on the Sterling 504 Facility at NBCS. Maximum borrowings under the Sterling 504 Facility are $35,000,000, depending upon syndication. The Sterling 504 Facility matured on April 30, 2019. NBCS had zero principal outstanding on the line at that time and is currently discussing termination of the line. At March 31, 2019, total principal owed by NBCS was $4,252,000. At March 31, 2019, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is a guarantor on the NBL Facility. Maximum borrowings under the NBL Facility are $75,000,000 with an accordion feature to increase maximum borrowings to $150,000,000. The NBL Facility matures in July 2021. At March 31, 2019, total principal owed by NBL was $13,813,000. At March 31, 2019, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is a guarantor on the Webster Facility, a term loan facility between NMS with Webster Bank with an aggregate principal amount up to $50,000,000. The Webster Facility matures in November 2023. At March 31, 2019, total principal outstanding was $35,000,000. At March 31, 2019, the Company determined that it is not probable that payments would be required to be made under the guarantee.

Unfunded Commitments

At March 31, 2019, the Company had $6,413,000 of unfunded commitments in connection with its SBA 7(a) non-affiliate investments related to portions of loans originated which are partially funded. The Company will fund these commitments from the same sources it uses to fund its other investment commitments.

Loan Portfolio Asset Quality and Composition
The following tables set forth distribution by business type of the Company’s SBA 7(a) loan portfolio at March 31, 2019 and December 31, 2018, respectively (in thousands):
As of March 31, 2019

Distribution by Business Type
Business Type	# of Loans	Balance	Average Balance	% of Balance
Existing Business	1,618	$301,539	$186	81.5%
Business Acquisition	251	51,990	207	14.0%
Start-Up Business	180	16,799	93	4.5%
Total (1)	2,049	$370,328	$181	100.0%

(1) The table above includes loans in which NSBF owns 100% as a result of NSBF originating the loan and subsequently repurchasing the guaranteed portion from the SBA. The total of 100% NSBF-owned loans at March 31, 2019 is $11,544,000.
As of December 31, 2018

Distribution by Business Type
Business Type	# of Loans	Balance	Average Balance	% of Balance
Existing Business	1,556	$292,200	$188	82.2%
Business Acquisition	233	47,333	203	13.3%
Start-Up Business	171	16,056	94	4.5%
Total (1)	1,960	$355,589	$181	100.0%

(1) The table above includes loans in which NSBF owns 100% as a result of NSBF originating the loan and subsequently repurchasing the guaranteed portion from the SBA. The total of 100% NSBF-owned loans at December 31, 2018 is $11,605,000.
The following tables set forth distribution by borrower’s credit score of the Company’s SBA 7(a) loan portfolio at March 31, 2019 and December 31, 2018, respectively (in thousands):
As of March 31, 2019

Distribution by Borrower Credit Score
Credit Score	# of Loans	Balance	Average Balance	% of Balance
500 to 550	22	$4,271	$194	1.2%
551 to 600	65	16,714	257	4.5%
601 to 650	294	60,678	206	16.4%
651 to 700	621	111,498	180	30.1%
701 to 750	607	102,789	169	27.8%
751 to 800	377	67,327	179	18.2%
801 to 850	56	6,241	111	1.7%
Not available	7	810	116	0.1%
Total (1)	2,049	$370,328	$181	100.0%

(1) The table above includes loans in which NSBF owns 100% as a result of NSBF originating the loan and subsequently repurchasing the guaranteed portion from the SBA. The total of 100% NSBF-owned loans at March 31, 2019 is $11,544,000.

As of December 31, 2018

Distribution by Borrower Credit Score
Credit Score	# of Loans	Aggregate Balance	Average Balance	% of Balance
500 to 550	22	$4,332	$197	1.2%
551 to 600	65	16,739	258	4.7%
601 to 650	285	58,269	204	16.4%
651 to 700	592	107,359	181	30.2%
701 to 750	569	97,117	171	27.3%
751 to 800	367	65,324	178	18.4%
801 to 850	53	5,634	106	1.6%
Not available	7	815	116	0.2%
Total (1)	1,960	$355,589	$181	100.0%

(1) The table above includes loans in which NSBF owns 100% as a result of NSBF originating the loan and subsequently repurchasing the guaranteed portion from the SBA. The total of 100% NSBF-owned loans at December 31, 2018 is $11,605,000.
The following tables set forth distribution by primary collateral type of the Company’s SBA 7(a) loan portfolio at March 31, 2019 and December 31, 2018, respectively (in thousands):
As of March 31, 2019

Distribution by Primary Collateral Type
Collateral Type	# of Loans	Balance	Average Balance	% of Balance
Commercial Real Estate	883	$202,510	$229	54.7%
Machinery and Equipment	367	71,084	194	19.2%
Residential Real Estate	427	33,946	79	9.2%
Other	96	29,534	308	8.0%
Accounts Receivable and Inventory	194	28,905	149	7.8%
Liquid Assets	11	498	45	0.1%
Furniture and Fixtures	27	2,746	102	0.7%
Unsecured	44	1,105	25	0.3%
Total (1)	2,049	$370,328	$181	100.0%

(1) The table above includes loans in which NSBF owns 100% as a result of NSBF originating the loan and subsequently repurchasing the guaranteed portion from the SBA. The total of 100% NSBF-owned loans at March 31, 2019 is $11,544,000.

As of December 31, 2018

Distribution by Primary Collateral Type
Collateral Type	# of Loans	Aggregate Balance	Average Balance	% of Balance
Commercial Real Estate	867	$195,908	$226	55.1%
Machinery and Equipment	343	66,099	193	18.6%
Residential Real Estate	401	32,285	81	9.1%
Other	93	30,703	330	8.6%
Accounts Receivable and Inventory	182	26,456	145	7.4%
Liquid Assets	11	511	46	0.1%
Unsecured	40	1,070	27	0.3%
Furniture and Fixtures	23	2,557	111	0.8%
Total (1)	1,960	$355,589	$181	100.0%

(1) The table above includes loans in which NSBF owns 100% as a result of NSBF originating the loan and subsequently repurchasing the guaranteed portion from the SBA. The total of 100% NSBF-owned loans at December 31, 2018 is $11,605,000.
The following tables set forth distribution by days delinquent of the Company’s SBA 7(a) loan portfolio at March 31, 2019 and December 31, 2018, respectively (in thousands):
As of March 31, 2019

Distribution by Days Delinquent
Delinquency Status	# of Loans	Balance	Average Balance	% of Balance
Current	1,817	$309,127	$170	83.5%
31 to 60 days	43	11,954	278	3.2%
61 to 90 days	31	8,924	288	2.4%
91 days or greater	158	40,323	255	10.9%
Total (1)	2,049	$370,328	$181	100.0%

(1) The table above includes loans in which NSBF owns 100% as a result of NSBF originating the loan and subsequently repurchasing the guaranteed portion from the SBA. The total of 100% NSBF-owned loans at March 31, 2019 is $11,544,000.
As of December 31, 2018

Distribution by Days Delinquent
Delinquency Status	# of Loans	Aggregate Balance	Average Balance	% of Balance
Current	1,762	$301,892	$171	96.1%
31 to 60 days	33	6,951	211	2.2%
61 to 90 days	—	—	—	—%
91 days or greater	12	5,356	446	1.7%
Total (1)	1,807	$314,199	$174	100.0%

(1) The table above includes loans in which NSBF owns 100% as a result of NSBF originating the loan and subsequently repurchasing the guaranteed portion from the SBA. The total of 100% NSBF-owned loans at December 31, 2018 is $11,605,000.

Consolidated Results of Operations

As a BDC and a RIC, we are subject to certain constraints on our operations, including limitations imposed by the 1940 Act and the Code.
Comparison of the three months ended March 31, 2019 and 2018
Investment Income

(in thousands)	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	Change
Investment income:
Interest income	$7,234	$5,323	$1,911
Dividend income	3,181	2,625	556
Servicing income	2,428	2,065	363
Other income	921	1,055	(134)
Total investment income	$13,764	$11,068	$2,696
Interest Income
The increase in interest income was attributable to the average outstanding performing portfolio of SBA non-affiliate investments increasing to $320,581,000 from $267,042,000 for the three months ended March 31, 2019 and 2018, respectively, combined with an increase in the Prime Rate from 4.75% to 5.50% over the twelve month period. The increase in the average outstanding performing portfolio resulted from the origination of new SBA non-affiliate investments period over period. We also recognized an additional $230,000 of interest income period over period from holding SBA guaranteed loans for sale, as well as partially funded loans.
Dividend Income

(in thousands)	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	Change
Newtek Merchant Solutions, LLC	$2,900	$1,750	$1,150
Premier Payments LLC (1)	—	400	(400)
SIDCO, LLC	150	250	(100)
United Capital Source LLC	—	225	(225)
Mobil Money, LLC	100	—	100
EMCAP Loan Holdings, LLC	31	—	31
Total dividend income	$3,181	$2,625	$556
(1)On December 31, 2018, Premier was merged into NMS.

Dividend income increased $556,000 period over period based on each portfolio company’s financial results. Dividend income from NMS and Premier combined, increased $750,000. We earned $100,000 of dividend income from Mobil Money, a controlled portfolio company which we invested in May 2018. These increases were offset by a decrease in dividend income from UCS of $225,000 as a result of our sale of UCS in October 2018. Dividend income is dependent on portfolio company earnings. Current quarter dividend income may not be indicative of future period dividend income.
NSBF Servicing Portfolio and Related Servicing Income
The following table represents the NSBF originated servicing portfolio and servicing income earned for the three months ended March 31, 2019 and 2018:

(in thousands):	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	Change
Total NSBF originated servicing portfolio (1)	$1,556,518	$1,275,249	$281,269
Total servicing income earned	$2,428	$2,065	$363
(1) Of this amount, the total average NSBF originated portfolio earning servicing income was $1,111,712,000 and $909,106,000 for the three months ended March 31, 2019 and 2018, respectively.
The increase in servicing income was attributable to the increase in total portfolio investments for which we earn servicing income. The portfolio earning servicing income increased $202,606,000 period over period. The increase was attributable to an increase in SBA 7(a) non-affiliate investments period over period.
Expenses:

(in thousands)	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	Change
Salaries and benefits	$3,588	$4,878	$(1,290)
Interest	4,735	3,512	1,223
Depreciation and amortization	129	120	9
Professional fees	984	940	44
Origination and servicing	1,653	1,605	48
Origination and servicing - related party	2,188	—	2,188
Change in fair value of contingent consideration liabilities	46	10	36
Loss on extinguishment of debt	—	1,059	(1,059)
Other general and administrative costs	1,427	1,717	(290)
Total expenses	$14,750	$13,841	$909
Salaries and Benefits

As discussed below, the decrease in salaries and benefits was the result of certain NSBF employees being hired by SBL. SBL is a lender service provider that, effective January 1, 2019, provides NSBF with loan origination and servicing function performed by its employees. As a result, costs related to these employees previously included in salaries and benefits, are included in origination and servicing - related party.
Interest Expense
The following is a summary of interest expense by facility for the three months ended March 31, 2019 and 2018:

(in thousands)	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	Change
Notes payable - Securitization Trusts	$3,044	$1,982	$1,062
Bank notes payable	290	108	182
Notes due 2022	176	176	—
Notes due 2021	—	718	(718)
Notes due 2023	1,015	410	605
Notes payable - related parties	204	112	92
Other	6	6	—
Total interest expense	$4,735	$3,512	$1,223

The increase in interest expense period over period is primarily related to interest from the Notes payable - Securitization Trusts, Bank notes payable and 2023 Notes. The increase from Notes payable - Securitization Trusts was the result of an additional securitization transaction completed in November 2018. We recognized $1,015,000 of interest expense attributable to the 2023 Notes which represented a full quarter of interest as compared to partial quarter of interest during the three months ended March 31, 2018. These increases were offset by the decrease in interest expense related the 2021 Notes of $718,000 as a result of our redemption of the 2021 Notes in March 2018 and issuance of $57,500,000 of 2023 Notes. The increase in interest expense from Bank Notes payable was related to an increase in the average outstanding balance period over period.

During the three months ended March 31, 2018, we redeemed all $40,250,000 in aggregate principal amount of the 2021 Notes at 100% of their principal amount ($25 per Note), plus the accrued and unpaid interest thereon from December 31, 2017, through, but excluding, the Redemption Date. As a result, we recorded loss on extinguishment of debt of $1,059,000.

Origination and Servicing

The increase in origination and servicing expenses was attributed to $2,188,000 of origination and servicing costs incurred from SBL. Effective January 1, 2019, certain employees performing origination and servicing functions were hired by SBL. As a result, costs related to these employees previously included in salaries and benefits, are included in origination and servicing - related party.
Net Realized Gains and Net Unrealized Appreciation and Depreciation

Net realized gains from SBA non-affiliate investments for the three months ended March 31, 2019 and 2018 were $9,344,000 and $9,881,000, respectively, which included realized losses of $402,000 and $394,000, respectively.

Net Realized Gains on SBA Non-Affiliate Investments

	Three Months Ended
	March 31, 2019		March 31, 2018
(in thousands)	# of Debt Investments	$ Amount	# of Debt Investments	$ Amount
SBA non-affiliate investments originated during the quarter	120	$97,779	125	$91,360
SBA guaranteed non-affiliate investments sold during the quarter	117	$74,102	114	$73,181
Realized gains recognized on sale of SBA guaranteed non-affiliate investments	—	$9,746	—	$10,275
Average sale price as a percent of principal balance (1)	—	111.09%	—	111.82%

(1) Realized gains greater than 110.00% must be split 50/50 with the SBA in accordance with SBA regulations. The realized gains recognized above reflects amounts net of split with the SBA.

Net Unrealized Appreciation (Depreciation) on Investments

(in thousands)	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	Change
Net unrealized appreciation (depreciation) on SBA guaranteed non-affiliate investments	$70	$(280)	$350
Net unrealized appreciation on SBA unguaranteed non-affiliate investments	2,629	992	1,637
Net unrealized (depreciation) appreciation on controlled investments	(1,947)	1,170	(3,117)
Change in deferred taxes	529	(299)	828
Total net unrealized appreciation on investments	$1,281	$1,583	$(302)

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

Net Unrealized Appreciation (Depreciation) on Controlled Investments

(in thousands)	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	Change
Newtek Merchant Solutions, LLC	$—	$5,000	$(5,000)
Newtek Technology Solutions, Inc.	(1,500)	(1,200)	(300)
SIDCO, LLC	(320)	—	(320)
PMTWorks Payroll, LLC	(185)	(70)	(115)
banc-serv Partners, LLC	(242)	(1,960)	1,718
Small Business Lending, LLC	300	(400)	700
Newtek Insurance Agency, LLC	—	(200)	200
Total net unrealized (depreciation) appreciation on controlled investments	$(1,947)	$1,170	$(3,117)

Unrealized depreciation related to our investment in NTS was primarily due to the Company’s inability to add sufficient new business and resulting decline in revenue.

During the three months ended March 31, 2019 and 2018, the Company contributed $185,000 and $70,000, respectively to PMT for working capital needs. Based on PMT’s inability to generate sufficient cash flows and their continued losses, the Company recognized unrealized depreciation of $185,000 and $70,000, respectively.

The Company contributed $242,000 in capital to BSP during the three months ended March 31, 2019 for legal fees and other working capital needs which increased the cost basis in BSP. The Company recognized $242,000 in unrealized depreciation on BSP during the three months ended March 31, 2019.

Provision for Deferred Taxes on Unrealized Appreciation of Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable subsidiaries are not consolidated with the Company for income tax purposes, but are consolidated for GAAP purposes, and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. During the three months ended March 31, 2019 and 2018, we recognized a benefit for deferred taxes of $529,000 and provision for deferred taxes of $299,000 related to the net unrealized appreciation and depreciation of controlled portfolio company investments, respectively.

Liquidity and Capital Resources
Overview

Our liquidity and capital resources are derived from our Capital One Facility, Notes payable - related parties, 2022 Notes, 2023 Notes, securitization transactions and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our borrowings and the proceeds from the turnover of our portfolio and from public and private offerings of securities to finance our investment objectives. We may raise additional equity or debt capital through both registered offerings off a shelf registration, including “At-The-Market”, or ATM, and private offerings of securities. As of March 31, 2019, our asset coverage was 182% based on $358,073,000 of aggregate principal amount of senior securities outstanding. On April 27, 2018, we announced that our Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved a proposal to reduce our asset coverage requirement as set forth in Section 61(a)(2) of the 1940 Act, from 200% to 150%, pursuant to recent modifications included in the Small Business Credit Availability Act. Such change would have been effective April 27, 2019. However, on July 26, 2018, our stockholders approved a proposal to reduce our asset coverage requirement to 150%, effective July 27, 2018.

Public Offerings

ATM Program

The ATM Equity Distribution Agreement provides that we may offer and sell up to 4,400,000 shares of common stock from time to time through the Placement Agents. From inception through March 31, 2019, we sold 1,565,071 shares of our common stock at a weighted average price of $17.96 per share. Proceeds, net of offering costs and expenses were $27,360,000. The Company has up to an additional 2,834,929 shares of common stock available under the ATM Equity Distribution Agreement as of March 31, 2019.

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

The Base Indenture, as supplemented by the Third Supplemental Indenture, contains certain covenants including covenants requiring the Company to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act (or any successor provisions), to comply with (regardless of whether it is subject to) the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) of the 1940 Act as modified by Section 61(a) of the 1940 Act and to provide financial information to the holders of the 2023 Notes and the Trustee if the Company should no longer be subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by the First Supplemental Indenture. The Base Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding 2023 Notes may declare such 2023 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. At March 31, 2019, the Company was in compliance with all covenants related to the 2023 Notes.

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

The Base Indenture, as supplemented by the First Supplemental Indenture, contains certain covenants including covenants requiring the Company to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act, to comply with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) of the 1940 Act as modified by Section 61(a) of the 1940 Act (or any successor provisions), and to provide financial information to the holders of the 2022 Notes and the Trustee if the Company should no longer be subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by the Second Supplemental Indenture. The Base Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding 2022 Notes may declare such 2022 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. At March 31, 2019, the Company was in compliance with all covenants related to the 2022 Notes.

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

At March 31, 2019, we had $29,900,000 and $34,600,000 outstanding under the unguaranteed and guaranteed lines of credit, respectively. At March 31, 2019, we were in full compliance with all applicable loan covenants.

Notes Payable - Related Parties

In June 2015, the Company entered into the Related Party RLOC with certain controlled portfolio companies. Maximum borrowings under the Related Party RLOC were $38,000,000.

In June 2017, the Related Party RLOC was amended to increase maximum borrowings to $50,000,000. The outstanding balance had an interest rate equal to LIBOR (with a floor of 0.50%) plus 6.0% or at a rate equal to the greater of the Prime Rate or 3.5% plus 5.0%. In November 2018, the Related Party RLOC was amended to reduce the interest rate to the lesser LIBOR plus 2.5% or the Prime Rate plus 1.5%.

At March 31, 2019, the Related Party RLOC interest rate was 4.99%. The Related Party RLOC has a maturity date of November 8, 2023. Outstanding borrowings at March 31, 2019 were $25,890,000.

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

On March 6, 2019, the 2010-1 Trust was terminated as a result of NSBF purchasing the 2010-1 Trust assets, with the 2010-1 Trust’s noteholders receiving the redemption price.
Cash Flows and Liquidity
As of March 31, 2019, the Company’s unused sources of liquidity consisted of $21,888,000 available through the Capital One facility; $13,480,000 available through notes payable with related parties; $3,083,000 in unrestricted cash and $9,000 in money market funds.

Restricted cash of $26,654,000 as of March 31, 2019 is primarily held by NSBF. The majority, or $25,902,000 of restricted cash includes reserves in the event payments are insufficient to cover interest and/or principal with respect to securitizations and loan principal and interest collected which are due to loan participants.

The Company generated and used cash as follows:

(in thousands)	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Net cash used in operating activities	$(17,140)	$(20,818)
Net cash used in investing activities	(132)	(83)
Net cash provided by financing activities	15,659	25,919
Net (decrease) increase in cash and restricted cash	(1,613)	5,018
Cash and restricted cash, beginning of period	31,350	20,538
Cash and restricted cash, end of period	$29,737	$25,556
During the three months ended March 31, 2019, operating activities used cash of $17,140,000, consisting primarily of (i) an increase in broker receivables which arise from the guaranteed portions of SBA 7(a) loans that were traded but had not settled before period end and represent the amount of cash due from the purchasing broker; the amount varies depending on loan origination volume and timing of sales at quarter end and (ii) $97,779,000 of SBA 7(a) loan investments funded.
These decreases were offset by (i) $83,849,000 of proceeds from the sale of SBA 7(a) guaranteed loan investments (ii)$8,676,000 of principal payments received from SBA non-affiliate investments.
Net cash provided by financing activities was $15,659,000 consisting primarily of (i) net borrowings of $29,800,000 from our bank notes payable, (ii) net borrowings of $9,050,000 under the Related Party RLOC and (iii) $2,544,000 of net proceeds from the sale of common shares under the ATM Equity Distribution Agreement.
These increases were offset by (i) $7,354,000 of dividend payments and (ii) $18,365,000 of principal payments related to securitization notes payable.
Contractual Obligations
The following table represents the Company’s obligations and commitments as of March 31, 2019:

(in thousands)	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Bank notes payable	$64,500	$34,600	$—	$29,900	$—
Securitization notes payable (1)	201,859	—	—	—	201,859
Notes due 2022 (1)	8,324	—	—	8,324	—
Notes due 2023 (1)	57,500	—	—	57,500	—
Notes payable - related parties	25,890	—	—	25,890	—
Employment agreements	1,871	468	1,403	—	—
Operating leases (2)	12,743	1,258	3,087	3,055	5,343
Totals	$372,687	$36,326	$4,490	$124,669	$207,202
(1) Amounts represent principal only and are not shown net of unamortized debt issuance costs. See Note 7.
(2) Minimum payments have not been reduced by minimum sublease rentals of $29,000 due in the future under non-cancelable subleases.

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
Our Board has the final responsibility for overseeing, reviewing and approving, in good faith, our determination of the fair value for our investment portfolio and our valuation procedures, consistent with 1940 Act requirements. We believe our investment portfolio as of March 31, 2019 and December 31, 2018 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. The Company would then pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended March 31, 2019 and 2018, no U.S. federal excise taxes were due.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the net unrealized appreciation generated by the controlled investments held by the Taxable Subsidiaries. Such deferred tax liabilities amounted to $8,712,000 and $9,241,000 at March 31, 2019 and December 31, 2018, respectively, and are recorded as deferred tax liabilities on the condensed consolidated statements of assets and liabilities. The change in deferred tax liabilities is included as a component of net unrealized appreciation (depreciation) on investments in the condensed consolidated statements of operations.

Recently Adopted Accounting Standards

In February 2016, the FASB issued ASU 2016-02, “Leases,” which amends various aspects of existing accounting guidance for leases, including the recognition of a right of use asset and a lease liability for leases with a duration of greater than one year.
The Company adopted ASC 842 on January 1, 2019 using the modified transition method. As part of the transition to ASC 842, the Company elected the package of practical expedients that allowed it to not reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. The Company recognized the cumulative effect of applying ASC 842 as an opening balance sheet adjustment at January 1, 2019. The comparative information has not been retrospectively adjusted and continues to be reported under the accounting standards in effect for those periods.The adoption of ASC 842 did not have a material impact on the Company’s accompanying condensed consolidated statements of assets and liabilities, statements of operations or statements of cash flows. Due to the adoption of ASC 842, the Company recognized operating lease right-of-use assets and lease liabilities for its operating leases with lease terms greater than one year. The Company expects the adoption of ASC 842 will not materially impact its results of operations, financial condition, or cash flows on an ongoing basis.

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
Off Balance Sheet Arrangements
There were no off balance sheet arrangements as of March 31, 2019.
Recent Developments

Common Stock

From April 1, 2019 through May 3, 2019 the Company sold 37,604 shares of its common stock at a weighted average price of $20.79 per share under the ATM Equity Distribution Agreement. Proceeds, net of offering costs and expenses were $782,000. As of May 3, 2019, there were 2,797,325 shares of common stock available for sale under the ATM Equity Distribution Agreement.

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
NSBF primarily lends at an interest rate of prime, which resets on a quarterly basis, plus a fixed margin. The Capital One revolver lines are on a prime plus or minus a fixed factor basis and the securitization notes are at prime or LIBOR, plus a fixed margin, whichever is less. As a result, the Company believes it has matched its cost of funds to its interest income in its financing activities. However, because of the differential between the amount lent and the smaller amount financed a significant change in market interest rates will have a material effect on our income. In periods of sharply rising interest rates, our cost of funds will increase at a slower rate than the interest income earned on the loans we have originated; this should improve our net investment income, holding all other factors constant. However, a reduction in interest rates will result in the Company experiencing a reduction in investment income; that is, its interest income will decline more quickly than interest expense resulting in a net reduction of benefit to investment income.

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
We do not have significant exposure to changing interest rates on invested cash (includes cash and cash equivalents, restricted cash and money market funds) which was approximately $29,746,000 at March 31, 2019. We do not purchase or hold derivative financial instruments for trading purposes. All of our transactions are conducted in U.S. dollars and we do not have any foreign currency or foreign exchange risk. We do not trade commodities or have any commodity price risk.

We believe that we have placed our demand deposits, cash investments and their equivalents with high credit-quality financial institutions. The Company invests cash not held in interest free checking accounts or bank money market accounts mainly in U.S. Treasury only money market instruments or funds and other investment-grade securities. As of March 31, 2019, cash deposits in excess of insured amounts totaled approximately $15,749,000.

ITEM 4. CONTROLS AND PROCEDURES.

As of March 31, 2019 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Accounting Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

NEWTEK BUSINESS SERVICES CORP.

Date: May 3, 2019	By:	/S/ BARRY SLOANE
Barry Sloane
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 3, 2019	By:	/S/ JENNIFER EDDELSON
Jennifer Eddelson
Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)