Form 10-Q
period 2019-06-30
Newtek Business Services Corp.
filed 2019-08-09
CIK 1587987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____
Commission file number: 814-01035
NEWTEK BUSINESS SERVICES CORP.
(Exact name of registrant as specified in its charter)

Maryland	46-3755188
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1981 Marcus Avenue, Suite 130, Lake Success, New York	11042
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 356-9500
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.02 per share	NEWT	Nasdaq Global Market LLC
7.50% Notes due 2022	NEWTZ	Nasdaq Global Market LLC
6.25% Notes due 2023	NEWTI	Nasdaq Global Market LLC
5.75% Notes due 2024	NEWTL	Nasdaq Global Market LLC
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial or accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 8, 2019, there were 19,162,024 shares issued and outstanding of the registrant’s Common Stock, par value $0.02 per share.

Defined Terms

We have used “we,” “us,” “our”, “our company”, and “the Company” to refer to Newtek Business Services Corp. and its subsidiaries in this report. We also have used several other terms in this report, which are explained or defined below:

Terms
1940 Act	Investment Company Act of 1940, as amended
2010-1 Trust	Newtek Small Business Loan Trust, Series 2010-1, terminated in March 2019
2013-1 Trust	Newtek Small Business Loan Trust, Series 2013-1
2014-1 Trust	Newtek Small Business Loan Trust, Series 2014-1, terminated in July 2019
2016-1 Trust	Newtek Small Business Loan Trust, Series 2016-1
2017-1 Trust	Newtek Small Business Loan Trust, Series 2017-1
2018-1 Trust	Newtek Small Business Loan Trust, Series 2018-1
2021 Notes	7.00% Notes due 2021
2022 Notes	7.50% Notes due 2022
2023 Notes	6.25% Notes due 2023
2024 Notes	5.75% Notes due 2024
ASC	Accounting Standards Codification, as issued by the FASB
ASU	Accounting Standards Updates, as issued by the FASB
ATM Equity Distribution Agreement	Second Amended and Restated Equity Distribution Agreement, dated August 31, 2018 by and among the Company and the Placement Agents
2019 ATM Equity Distribution Agreement	Equity Distribution Agreement, dated July 10, 2019 by and among the Company and the Placement Agents
BDC	Business Development Company under the 1940 Act
Board	The Company's board of directors
Capital One	Capital One Bank, N.A.
Code	Internal Revenue Code of 1986, as amended
DRIP	The Company's dividend reinvestment plan
EBITDA	Earnings before interest, taxes, depreciation and amortization
Equity Incentive Plan	The Company's 2015 Equity Incentive Plan
Exchange Act	Securities and Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
LIBOR	London Interbank Offered Rate
NAV	Net Asset Value
NBL Facility	Revolving Credit and Security Agreement between NBL SPV1, LLC, a wholly-owned subsidiary of NBL and Capital One
Related Party RLOC	Unsecured revolving line of credit agreement between NMS as lender and Newtek as borrower
PLP	Preferred Lender Program, as authorized by the SBA
Redemption Date	March 23, 2018
RIC	Regulated investment company under the Code
S&P	Standard and Poor's
SBA	United States Small Business Administration
SBLC	Small Business Lending Company
SEC	Securities and Exchange Commission
SMB	Small-and-medium sized businesses
Sterling	Sterling National Bank

Sterling 504 Facility	Loan and Security Agreement between NBC and Sterling, as lender to originate SBA 504 loans
Sterling Receivable and Inventory Facility	Loan and Security Agreement between NBC and Sterling, as lender to fund accounts receivable and inventory financing arrangements
Taxable Subsidiaries	Companies formed by Newtek which are taxed as corporations for income tax purposes
Trustee	U.S. Bank, N.A.
U.S. GAAP or GAAP	Generally accepted accounting principles in the United States

Portfolio Companies and Subsidiaries
NSBF	Newtek Small Business Finance, LLC, a consolidated subsidiary
NBL	Newtek Business Lending, LLC, a wholly-owned controlled portfolio company
NCL	Newtek Conventional Lending, LLC, a 50% owned portfolio company
Exponential	Exponential Business Development Co., Inc., a Taxable Subsidiary
NMS	Newtek Merchant Solutions, LLC (formerly Universal Processing Services of Wisconsin LLC), a wholly-owned controlled portfolio company
Premier	Premier Payments LLC, a former wholly-owned controlled portfolio company which merged into NMS at December 31, 2018
Mobil Money	Mobil Money, LLC, a wholly-owned controlled portfolio company
NTS	Newtek Technology Solutions, Inc., a wholly-owned controlled portfolio company
IPM	International Professional Marketing, Inc., a wholly-owned controlled portfolio company
SIDCO	SIDCO, LLC dba Cloud Nine Services, a wholly-owned controlled portfolio company
EWS	Excel WebSolutions, LLC, a controlled portfolio company
NBCS	CDS Business Services, Inc. dba Newtek Business Credit Solutions, a wholly-owned controlled portfolio company
SBL	Small Business Lending, LLC, a wholly-owned controlled portfolio company
BSP	ADR Partners, LLC dba banc-serv Partners, LLC, a wholly-owned controlled portfolio company
NPS or PMT	PMTWorks Payroll, LLC dba Newtek Payroll and Benefits Solutions, a wholly-owned controlled portfolio company
NIA	Newtek Insurance Agency, LLC, a wholly-owned controlled portfolio company
TAM	Titanium Asset Management LLC, a wholly-owned controlled portfolio company
EMCAP	EMCAP Loan Holdings, LLC

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (In Thousands, except for Per Share Data)
	June 30, 2019	December 31, 2018
ASSETS	(Unaudited)	(Note 1)
Investments, at fair value
SBA unguaranteed non-affiliate investments (cost of $386,753 and $355,589, respectively; includes $270,171 and $323,388, respectively, related to securitization trusts)	$378,626	$349,402
SBA guaranteed non-affiliate investments (cost of $13,572 and $17,217, respectively)	15,142	19,100
Controlled investments (cost of $78,492 and $74,279, respectively)	178,715	171,585
Non-control/affiliate investments (cost of $1,000 and $1,000, respectively)	1,000	1,000
Investments in money market funds (cost of $9 and $9, respectively)	9	9
Total investments at fair value	573,492	541,096
Cash	3,585	2,316
Restricted cash	26,094	29,034
Broker receivable	48,533	42,617
Due from related parties	3,561	3,232
Servicing assets, at fair value	23,399	21,360
Right of use assets	8,512	—
Other assets	14,718	13,686
Total assets	$701,894	$653,341

LIABILITIES AND NET ASSETS
Liabilities:
Bank notes payable	$94,609	$34,700
Notes due 2022 (par: $8,324 as of June 30, 2019 and December 31, 2018, see Note 7)	8,060	8,019
Notes due 2023 (par: $57,500 as of June 30, 2019 and December 31, 2018, see Note 7)	55,798	55,564
Notes payable - Securitization trusts (par: $190,563 and $220,137 as of June 30, 2019 and December 31, 2018, see Note 7)	187,492	216,507
Notes payable - related parties	24,063	16,840
Due to related parties	1	4
Lease liabilities	10,486	—
Deferred tax liabilities	10,005	9,241
Accounts payable, accrued expenses and other liabilities	18,028	25,021
Total liabilities	408,542	365,896

Commitment and contingencies (Note 8)
Net assets:
Preferred stock (par value $0.02 per share; authorized 1,000 shares, no shares issued and outstanding)	—	—
Common stock (par value $0.02 per share; authorized 200,000 shares, 19,137 and 18,919 issued and outstanding, respectively)	383	379
Additional paid-in capital	259,043	254,498
Accumulated undistributed earnings	33,926	32,568
Total net assets	293,352	287,445
Total liabilities and net assets	$701,894	$653,341
Net asset value per common share	$15.33	$15.19

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (In Thousands, except for Per Share Data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Investment income
From non-affiliate investments:
Interest income	$7,034	$5,503	$14,051	$10,677
Servicing income	2,503	2,008	4,931	4,073
Other income	1,566	1,108	2,487	2,163
Total investment income from non-affiliate investments	11,103	8,619	21,469	16,913
From Non-control/affiliate investments:
Dividend income	28	10	59	10
From controlled investments:
Interest income	218	200	435	349
Dividend income	2,800	2,575	5,950	5,200
Total investment income from controlled investments	3,018	2,775	6,385	5,549
Total investment income	14,149	11,404	27,913	22,472
Expenses:
Salaries and benefits	3,484	5,212	7,072	10,090
Interest	4,712	3,792	9,447	7,304
Depreciation and amortization	124	116	253	236
Professional fees	643	587	1,627	1,527
Origination and servicing	2,128	2,168	3,781	3,773
Origination and servicing - related party	2,471	—	4,659	—
Change in fair value of contingent consideration liabilities	9	7	55	17
Loss on extinguishment of debt	—	—	—	1,059
Other general and administrative costs	1,657	1,656	3,084	3,373
Total expenses	15,228	13,538	29,978	27,379
Net investment loss	(1,079)	(2,134)	(2,065)	(4,907)
Net realized and unrealized gains (losses):
Net realized gain on non-affiliate investments - SBA 7(a) loans	12,051	10,319	21,395	20,200
Net realized gain on controlled investments	—	52	—	52
Net unrealized (depreciation) appreciation on SBA guaranteed non-affiliate investments	(382)	105	(312)	(175)
Net unrealized (depreciation) appreciation on SBA unguaranteed non-affiliate investments	(4,572)	1,702	(1,943)	2,694
Net unrealized appreciation (depreciation) on controlled investments	4,865	(1,250)	2,918	(80)
Change in deferred taxes	(1,294)	326	(765)	27
Net unrealized depreciation on servicing assets	(911)	(1,499)	(1,467)	(2,078)
Net realized and unrealized gains	$9,757	$9,755	$19,826	$20,640
Net increase in net assets resulting from operations	$8,678	$7,621	$17,761	$15,733
Net increase in net assets resulting from operations per share	$0.45	$0.41	$0.93	$0.85
Net investment loss per share	$(0.06)	$(0.11)	$(0.11)	$(0.26)
Dividends and distributions declared per common share	$0.46	$0.42	$0.86	$0.82
Weighted average number of shares outstanding	19,113	18,680	19,058	18,588

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS (UNAUDITED)
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Increase in net assets:
Net investment loss	$(1,079)	$(2,134)	$(2,065)	$(4,907)
Net realized gains on investments	12,051	10,371	21,395	20,252
Net unrealized (depreciation) appreciation on investments	(2,294)	(616)	(1,569)	388
Net increase in net assets resulting from operations	8,678	7,621	17,761	15,733
Distributions to common stockholders	(8,741)	(7,815)	(16,315)	(15,185)
Capital share transactions:
Issuance of common stock under dividend reinvestment plan	261	178	479	346
Stock-based compensation expense	118	177	278	242
Issuance of common stock in connection with investment in Mobil Money, LLC	—	200	—	200
Purchase of vested stock for employee payroll tax withholding	(76)	—	(76)	(32)
Issuance of common stock, net of offering costs	1,106	2,647	3,650	2,647
Net increase in net assets from capital share transactions	1,409	3,202	4,331	3,403
Impact of ASC 842 adoption	—	—	130	—
Total increase in net assets	1,346	3,008	5,907	3,951
Net assets at beginning of period	292,006	279,272	287,445	278,329
Net assets at end of period	$293,352	$282,280	$293,352	$282,280
Common shares outstanding at end of period	19,137	18,745	19,137	18,745
Capital share activity:
Shares issued under dividend reinvestment plan	12	9	24	19
Shares issued in connection with sales of common stock under ATM	53	161	188	161
Shares issued in connection with investment in Mobil Money, LLC	—	11	—	11
Purchase of vested stock for employee payroll tax withholding	(4)	—	(4)	(2)
Restricted shares issued under Equity Incentive Plan, net of forfeitures	2	5	10	99
Net increase in capital activity	63	186	218	288

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (In Thousands)
	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net increase in net assets resulting from operations	$17,761	$15,733
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net unrealized depreciation (appreciation) on controlled investments	(2,918)	80
Net unrealized depreciation (appreciation) on non-affiliate investments	2,255	(2,519)
Net unrealized depreciation on servicing assets	1,467	2,078
Net realized gains on controlled investments	—	(52)
Net realized gains on non-affiliate investments	(21,395)	(20,200)
Allowance for doubtful accounts	(60)	24
Change in fair value of contingent consideration liabilities	55	17
Loss on extinguishment of debt	—	1,059
Amortization of deferred financing costs	902	836
Deferred income taxes	765	(27)
Depreciation and amortization	253	236
Funding of guaranteed non-affiliate SBA loans	(163,933)	(151,151)
Funding of unguaranteed non-affiliate SBA loans	(56,447)	(46,842)
Funding of controlled investments	(6,198)	(13,509)
Funding of non-control/affiliate investment	—	(600)
Proceeds from sale of non-affiliate SBA loans	192,830	172,463
Proceeds from sale of controlled investment	—	2,502
Principal received on SBA non-affiliate investments	20,930	21,145
Principal received from controlled investments	1,485	8,450
Return of investment from controlled investments	500	—
Other, net	46	568
Changes in operating assets and liabilities:
Broker receivable	(5,916)	(2,440)
Due to/from related parties	(272)	(788)
Other assets	(581)	1,429
Accounts payable, accrued expenses and other liabilities	(4,838)	2,261
Capitalized servicing asset	(3,506)	(3,382)
Other, net	103	(9)
Net cash used in operating activities	(26,712)	(12,638)
Cash flows from investing activities:
Purchase of fixed assets	(111)	(208)
Cash flows from financing activities:
Net borrowings on bank notes payable	59,909	31,000
Proceeds from common shares sold, net of offering costs	3,650	2,647
Net proceeds under related party line of credit	7,223	9,274
Proceeds from Notes due 2023	—	57,500
Redemption of Notes due 2021	—	(40,250)

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (In Thousands)
	Six Months Ended June 30,
Payments on Notes Payable - Securitization Trusts	(29,661)	(22,378)
Dividends paid	(15,836)	(14,839)
Additions to deferred financing costs	(55)	(2,336)
Purchase of vested stock for employee payroll tax withholding	(77)	(34)
Net cash provided by financing activities	25,152	20,584
Net (decrease) increase in cash and restricted cash	(1,671)	7,738
Cash and restricted cash—beginning of period (Note 2)	31,350	20,538
Cash and restricted cash—end of period (Note 2)	$29,679	$28,276

Non-cash operating, investing and financing activities:
Foreclosed real estate acquired	$489	$735
Issuance of common shares in connection with investment in Mobil Money, LLC	$—	$200
Issuance of common shares under dividend reinvestment plan	$479	$346

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Performing SBA Unguaranteed Investments (1) (21)
5161 LLC (#)	Nonstore Retailers	Term Loan	Prime plus 2.75%	6/28/2029	$1,187.3	$1,187.3	$1,130.9	0.39%
Specialty Surgery Center, Inc. (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2029	1,250.0	1,250.0	1,172.2	0.40%
Sundown Audio, LLC (#)	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	6/28/2044	908.8	908.8	924.0	0.31%
Southern Specialties Transportation LLC (#)	Truck Transportation	Term Loan	Prime plus 2.75%	6/28/2029	171.3	171.3	168.9	0.06%
Balboa Fashion LLC (#)	Apparel Manufacturing	Term Loan	Prime plus 2.75%	6/28/2029	7.5	7.5	6.7	—%
Richmond Street Partners, LLC (#)	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	6/28/2029	95.5	95.5	85.5	0.03%
K & K Restaurant LLC (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/28/2044	135.0	135.0	145.3	0.05%
Nevada Recycling and Salvage LTD, AMCB LLC (#)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/28/2044	1,250.0	1,250.0	1,275.0	0.43%
Crestview Ridge Farms LLC (#)	Crop Production	Term Loan	Prime plus 2.75%	6/28/2044	538.0	538.0	566.1	0.19%
Baobab Asset Management LLC (#)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/28/2029	50.0	50.0	44.4	0.02%
Good News Cafe, LLC (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/28/2044	250.0	250.0	256.2	0.09%
Big Picture Group LLC (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/28/2029	150.0	150.0	133.3	0.05%
H2O Mobile Group, Inc. dba Fantasea Scuba (#)	Educational Services	Term Loan	Prime plus 2.75%	6/28/2029	47.3	47.3	42.5	0.01%
Upul's Travel Service & Tours Inc (#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/28/2029	275.0	275.0	244.4	0.08%
Amigo Transit LLC (#)	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	6/28/2044	760.3	760.3	807.1	0.28%
Kim Howard Corp dba NPN Machine Tools (#)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/28/2029	212.5	212.5	221.0	0.08%
Jian Yang and Kanger House LLC (#)	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	6/27/2029	120.0	120.0	107.0	0.04%
Upul's Travel Service & Tours Inc (#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/28/2044	350.0	350.0	346.9	0.12%
NJ Floats Inc (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/28/2044	175.0	175.0	191.9	0.07%
Anderson Companies LLC (#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/28/2044	203.8	203.8	213.7	0.07%
Port Huron Ophthalmology, PLLC dba Black River Optical (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2029	15.0	15.0	13.3	—%
Tim's Truck Capital & Auto Sales, Inc (#)	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/27/2029	212.5	212.5	221.0	0.08%
BB Services, LLC (#)	Truck Transportation	Term Loan	Prime plus 2.75%	6/27/2029	113.3	113.3	103.4	0.04%
Crescent Event Productions, Inc (#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/27/2029	350.0	350.0	320.0	0.11%
Ailky Corporation & Wyspen Corporation (#)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/27/2029	48.8	48.8	43.9	0.01%
Pawfection Pet Services LLC (#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/27/2029	10.5	10.5	9.4	—%
Moon Landscaping, Inc, Moon Group, Inc moon Nursery, Inc, Moon Site Ma (#)	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/27/2029	1,250.0	1,250.0	1,219.8	0.42%
S & T Hardware Inc (#)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/27/2044	203.8	203.8	224.0	0.08%
Shooter's Gun Club, LLC (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/27/2029	80.0	80.0	74.6	0.03%
Boucherie US Inc (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/27/2029	1,177.4	1,177.4	1,056.9	0.36%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Child Care Ventures LLC dba Childcare Adventures ELC (#)	Social Assistance	Term Loan	Prime plus 2.75%	6/26/2044	147.5	147.5	148.3	0.05%
JFK Transportation Inc (#)	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	6/26/2029	108.8	108.8	99.8	0.03%
Lynx Inspection Technologies LLC (#)	Support Activities for Mining	Term Loan	Prime plus 2.75%	6/26/2044	577.1	577.1	634.4	0.22%
All-City Towing LLC, Jeffrey James Piller (#)	Support Activities for Transportation	Term Loan	Prime plus 2.75%	6/26/2029	404.8	404.8	389.4	0.13%
Kaz Ramen, L.L.C. (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/26/2029	22.5	22.5	20.1	0.01%
Tekoa Enterpises, Inc (#)	Truck Transportation	Term Loan	Prime plus 2.75%	6/26/2029	53.3	53.3	49.6	0.02%
Soft Touch Tissue & Paper LLC (#)	Paper Manufacturing	Term Loan	Prime plus 2.75%	6/26/2044	233.8	233.8	257.0	0.09%
Selective Automotive & Accessories Group, Inc (#)	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/26/2029	250.0	250.0	234.7	0.08%
Perfect Water LLC (#)	Nonstore Retailers	Term Loan	Prime plus 2.75%	6/26/2029	72.5	72.5	68.7	0.02%
Soft Touch Tissue & Paper LLC (#)	Paper Manufacturing	Term Loan	Prime plus 2.75%	6/26/2029	33.3	33.3	34.6	0.01%
RWBB Enterprises, LLC (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/26/2044	76.0	76.0	80.9	0.03%
Paradise Towing & Recovery Inc (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/25/2029	106.5	106.5	103.2	0.04%
Vanchoc Transport Inc (#)	Rental and Leasing Services	Term Loan	Prime plus 2.75%	6/25/2029	43.5	43.5	41.1	0.01%
Paradise Towing & Recovery Inc (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/25/2044	73.5	73.5	80.8	0.03%
567 Logistics, LLC (#)	Support Activities for Transportation	Term Loan	Prime plus 2.75%	6/25/2029	50.0	50.0	46.0	0.02%
Professional Tire Limited Liability Company (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/25/2044	139.5	139.5	144.6	0.05%
Spartan Technology Solutions, Inc (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/25/2044	488.5	488.5	499.4	0.17%
Worldwide Capital Management Inc. (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/25/2029	145.0	145.0	128.9	0.04%
Sweets By Karla LLC (#)	Food Manufacturing	Term Loan	Prime plus 2.75%	6/24/2029	12.8	12.8	11.4	—%
Krsto, LLC dba Italian Butter Breadsticks (#)	Food Manufacturing	Term Loan	Prime plus 2.75%	6/24/2044	190.8	190.8	201.4	0.07%
Scissor Kids Inc (#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/24/2029	16.2	16.2	14.6	—%
Port Diesel L.L.C. (#)	Repair and Maintenance	Term Loan	Prime plus 6.5%	6/21/2029	12.5	12.5	12.9	—%
Elite Excavating Services LLC (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/21/2029	19.4	19.4	18.3	0.01%
William Rose Inc (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/21/2044	87.5	87.5	83.3	0.03%
Penninsula Self Defense LLC (#)	Educational Services	Term Loan	Prime plus 2.75%	6/21/2029	5.3	5.3	4.8	—%
LuLuBelle's Mountain Banana Bread LLC (#)	Food Manufacturing	Term Loan	Prime plus 2.75%	12/21/2044	72.4	72.4	79.4	0.03%
Gribben & Associates, Inc (#)	Truck Transportation	Term Loan	Prime plus 2.75%	6/21/2029	721.5	721.5	641.3	0.22%
Campuscuts LLC (#)	Personal and Laundry Services	Term Loan	Prime plus 6.5%	6/21/2029	7.5	7.5	7.7	—%
Small Batch Creations Inc. dba The Office Bar & Grill (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/21/2029	59.8	59.8	53.6	0.02%
AA Horseplay, LLC (#)	Animal Production and Aquaculture	Term Loan	Prime plus 6.5%	6/20/2029	12.5	12.5	12.9	—%
Central Texas Hygiene, LLC (#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/20/2029	88.0	88.0	78.5	0.03%
International Institute for Learning Inc. (#)	Educational Services	Term Loan	Prime plus 2.75%	6/19/2029	300.0	300.0	266.7	0.09%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Providence Management Environmental, LLC, Tindol Energy Group, LLC (#)	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/19/2029	267.8	267.8	269.4	0.09%
Bader Furniture Company Inc. (#)	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	6/19/2029	7.5	7.5	7.8	—%
Zion Motors Inc (#)	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/19/2044	60.8	60.8	62.8	0.02%
Beck's Pub & Grill LLC (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/19/2044	70.0	70.0	74.5	0.03%
Bonadi Inc. dba Polished Salon (#)	Personal and Laundry Services	Term Loan	Prime plus 6.5%	6/17/2029	12.5	12.5	12.9	—%
JLM Consulting LP (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/17/2029	19.8	19.8	17.6	0.01%
American Demolition, Inc (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/17/2029	187.5	187.5	195.0	0.07%
3 Rusty Nails, LLC dba The Gathering Place at 3 Rusty Nails (#)	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	6/14/2044	87.5	87.5	93.5	0.03%
Comarco Quality Pork Products Inc, Comarco Pork Products of FL LLC (#)	Food Manufacturing	Term Loan	Prime plus 2.75%	6/14/2029	310.3	310.3	292.4	0.10%
A&S Services LLC dba Kona Ice of Troy (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/14/2044	45.0	45.0	47.8	0.02%
Kego 2 LLC dba Jon Smith Subs 80025 (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/14/2029	55.0	55.0	51.4	0.02%
Law Office of Paula Padilla (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	6/13/2029	5.0	5.0	5.1	—%
Picon Motors LLC dba The New Young's Motors (#)	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/12/2029	225.0	225.0	225.0	0.08%
Ivesters Transportation, Inc (#)	Truck Transportation	Term Loan	Prime plus 2.75%	6/11/2029	250.0	250.0	228.4	0.08%
GT Performance Plus Inc (#)	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/11/2029	76.5	76.5	68.8	0.02%
GT Performance Plus Inc (#)	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/11/2044	99.2	99.2	105.5	0.04%
Smith and Son Plumbing, LLC (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/10/2029	82.5	82.5	76.0	0.03%
Independent Transport, LLC dba Independent Water (#)	Nonstore Retailers	Term Loan	Prime plus 2.75%	6/10/2029	204.3	204.3	194.4	0.07%
Archer Cleaners Inc (#)	Personal and Laundry Services	Term Loan	Prime plus 6.5%	6/10/2029	12.5	12.5	12.9	—%
Neely Motorsports, Inc dba Earl's Store #1;Earl's Performance Plumbing (#)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/7/2044	241.5	241.5	254.1	0.09%
J&A Elliott Company (#)	Nonstore Retailers	Term Loan	Prime plus 2.75%	6/7/2029	10.5	10.5	10.8	—%
Central Medical Clinic, PLLC- Clinica Central (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/7/2029	307.5	307.5	280.2	0.10%
Throop Family Holding Inc dba Klamath Basin Metals and Supply, dba Rog (#)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/7/2029	40.0	40.0	37.3	0.01%
Johnny's Boy LLC (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/7/2044	101.3	101.3	105.8	0.04%
Allison K. Chipak dba Still Photography (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	6/6/2029	12.5	12.5	12.9	—%
Skin Beauty Bar Inc (#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/6/2029	5.3	5.3	4.7	—%
Pura Water Vending LLC (#)	Nonstore Retailers	Term Loan	Prime plus 2.75%	6/5/2029	68.0	68.0	64.7	0.02%
Preferred Manufacturing Services Inc (#)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/5/2029	475.0	475.0	494.1	0.17%
Jamestown Quick Stop LLC (#)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/5/2044	70.0	70.0	72.2	0.02%
Italian HeritageTile and Stone Inc (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/4/2029	87.5	87.5	78.5	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Oasis Senior Advisors Franchise Systems, LLC (#)	Lessors of Nonfinancial Intangible Assets (except Copyrighted Works)	Term Loan	Prime plus 2.75%	6/4/2029	312.5	312.5	314.7	0.11%
Evoke Growth Advisory LLC (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/3/2029	7.5	7.5	6.7	—%
G.S.A.T. Restoration Inc. dba Paul Davis Restoration & Remodeling of G (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/31/2029	117.5	117.5	106.7	0.04%
V & M Transportation LLC (#)	Truck Transportation	Term Loan	Prime plus 2.75%	5/31/2029	13.2	13.2	11.7	—%
Dynamic Dental Corporation (#)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/31/2029	62.5	62.5	56.0	0.02%
Martin Inventory Management, LLC (#)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/31/2029	50.0	50.0	50.8	0.02%
Morey Publishing LLC (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/31/2029	62.5	62.5	55.9	0.02%
SSD Designs, LLC (#)	Chemical Manufacturing	Term Loan	Prime plus 2.75%	5/30/2044	425.0	425.0	461.4	0.16%
Aspen Welding LLC (#)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	5/30/2044	409.5	409.5	430.4	0.15%
Inside & Out Maintenance LLC (#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/30/2029	100.0	100.0	89.4	0.03%
AGR, Inc (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2044	786.3	786.3	849.9	0.29%
Brooklyn Breakfast Shop LLC (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2029	5.0	5.0	4.7	—%
Canela Media Inc (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/29/2029	118.8	118.8	109.1	0.04%
PD Financial LLC (#)	Credit Intermediation and Related Activities	Term Loan	Prime plus 2.75%	5/28/2044	49.0	49.0	51.6	0.02%
SV Enterprise LLC dba Haagen-Dazs (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/24/2029	35.1	35.1	31.3	0.01%
2820 US HWY 98 N LLC dba Total Package Car Wash (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/23/2029	14.3	14.3	14.8	0.01%
Clowers Trucking By Faith LLC (#)	Truck Transportation	Term Loan	Prime plus 6.5%	5/23/2029	12.5	12.5	12.9	—%
Top Notch Roofing, Inc (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/23/2029	123.0	123.0	112.1	0.04%
MCM Design LLC (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	5/23/2029	10.0	10.0	10.3	—%
McGuckin & Pyle Inc (#)	Machinery Manufacturing	Term Loan	Prime plus 2.75%	5/23/2044	308.3	308.3	324.2	0.11%
Bloomquist Communications Inc. dba FastSigns 42501 (#)	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	5/22/2029	15.0	15.0	13.5	—%
Veterans Home Remodeling LLC (#)	Construction of Buildings	Term Loan	Prime plus 2.75%	5/22/2029	12.8	12.8	13.3	—%
Gratitude Training, LLC (#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/22/2029	75.0	75.0	66.8	0.02%
ES&A, INC., A LAW CORPORATION (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/22/2029	112.5	112.5	100.8	0.03%
Anchor Up Fitness and Nutrition, LLC (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/21/2029	20.3	20.3	19.1	0.01%
FibAire Communications, LLC Dba AireBeam (#)	Telecommunications	Term Loan	Prime plus 2.75%	5/17/2029	55.5	55.5	53.2	0.02%
BD Branson Victorian LLC dba Branson Surrey Inn (#)	Accommodation	Term Loan	Prime plus 2.75%	5/17/2029	255.5	255.5	265.8	0.09%
Covalent Holding LLC (#)	Nonstore Retailers	Term Loan	Prime plus 2.75%	5/17/2029	243.0	243.0	232.4	0.08%
Kappa Investments LLC dba Buddy's Home Furnishings (#)	Rental and Leasing Services	Term Loan	Prime plus 2.75%	5/17/2029	433.8	433.8	386.9	0.13%
AMP Trucking Inc (#)	Truck Transportation	Term Loan	Prime plus 2.75%	5/16/2029	259.3	259.3	269.7	0.09%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
CJNR LLC dba Chenney Bear Cafe, Elma Lodge & Suites, Parkhurst Motel, (#)	Accommodation	Term Loan	Prime plus 2.75%	5/16/2029	18.8	18.8	19.5	0.01%
Zeb, LLC dba Papa John's (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/16/2029	50.0	50.0	44.9	0.02%
Cut To The Chase 502 LLC (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/16/2029	3.4	3.4	3.2	—%
Aim High Leadership Center Four Inc. (#)	Educational Services	Term Loan	Prime plus 2.75%	5/16/2029	88.8	88.8	80.4	0.03%
Two Pie Lovers LLC dba Pizza Outpost (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/10/2044	43.8	43.8	46.5	0.02%
The Lobster Pot Inc (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/10/2044	368.8	368.8	393.7	0.13%
Aloha To Go LLC (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/9/2029	3.6	3.6	3.2	—%
Crystal D. Walls dba Crystal's Cleaning Service (#)	Administrative and Support Services	Term Loan	Prime plus 6.5%	5/9/2029	10.0	10.0	10.3	—%
Blue Country Firearms LLC (#)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/8/2044	21.0	21.0	21.2	0.01%
NYM Solutions Inc.dba NYM Solutions, Inc (#)	Insurance Carriers and Related Activities	Term Loan	Prime plus 6.5%	5/6/2029	12.5	12.5	12.9	—%
Folklore Music Exchange LLC (#)	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	5/6/2029	5.1	5.1	4.6	—%
EPIFAB,LLC (#)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	5/3/2029	21.3	21.3	19.8	0.01%
Global Enterprises LLC dba Verdi Pizza (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/3/2029	20.9	20.9	18.7	0.01%
Life View Prenatal Imagery, LLC (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/3/2029	6.1	6.1	5.6	—%
Mark Garvin dba Tipsy Canyon Winery (#)	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	5/3/2044	106.3	106.3	116.8	0.04%
Art Amore Studios, LLC (#)	Educational Services	Term Loan	Prime plus 2.75%	5/3/2029	5.6	5.6	4.9	—%
Modern Trousseau, LLC (#)	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	5/1/2029	312.5	312.5	307.6	0.10%
Disability Resolution P.A. (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	4/30/2029	7.2	7.2	7.4	—%
DeVega Juice Co, - East Cobb, LLC dba Clean Juice Johnson Ferry (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2029	29.4	29.4	30.6	0.01%
Midlothian Hardware, Inc dba Grills True Value (#)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	4/29/2029	39.8	39.8	41.4	0.01%
Pellegrin Marine Transportation, LLC (#)	Support Activities for Transportation	Term Loan	Prime plus 2.75%	4/26/2029	124.3	124.3	115.8	0.04%
Sona USA, Inc (#)	Telecommunications	Term Loan	Prime plus 2.75%	4/26/2029	164.1	164.1	153.3	0.05%
Benevolent International Inc (#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	4/26/2029	78.3	78.3	69.6	0.02%
ASM Partners LLC (#)	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/26/2029	242.9	242.9	231.0	0.08%
Jones Roger Sherman Inn, Inc. (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/25/2029	145.5	145.5	151.3	0.05%
La Dolce Vita, LLC, La Dolce Vita Watersports LLC, LDV Golf Cart & Bil (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/25/2029	497.3	497.3	517.3	0.18%
Alan Russell Moldof CPA dba Al Russell Moldof CPA (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	4/25/2029	5.0	5.0	5.1	—%
La Dolce Vita LLC. (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/25/2044	470.8	470.8	517.5	0.18%
Kenzington LLC (#)	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	4/24/2029	10.7	10.7	9.5	—%
Quality Living Medical Alert, LLC (#)	Social Assistance	Term Loan	Prime plus 2.75%	4/24/2029	54.7	54.7	51.9	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
All My Best Inc. (#)	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	4/19/2029	62.2	62.2	57.0	0.02%
ER & DC McPherson Holdings, LLC (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/19/2029	29.0	29.0	26.2	0.01%
2Choice2Friends dba 2 N 1 Salad Bar and Grill (#)	Food Services and Drinking Places	Term Loan	Prime plus 6.5%	4/17/2029	12.4	12.4	12.8	—%
Expert Building Services LLC (#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	4/17/2029	20.3	20.3	18.1	0.01%
Bottles on Broadway, LLC (#)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/17/2029	128.1	128.1	115.5	0.04%
Modern Demo & Services LLC (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/17/2029	124.3	124.3	111.8	0.04%
Rello, Inc. dba ID Salon (#)	Personal and Laundry Services	Term Loan	Prime plus 6.5%	4/17/2029	6.0	6.0	6.1	—%
Cormac Enterprises, Inc (#)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	4/16/2029	22.4	22.4	20.2	0.01%
Pranamji Inc dba Ohara's Beverage Spot (#)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/16/2044	47.2	47.2	48.5	0.02%
Bill Berger LLC (#)	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	4/12/2029	9.0	9.0	8.0	—%
Engineered Edibles, LLC (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/12/2029	9.0	9.0	8.0	—%
VC Media Partners LLC (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/12/2029	124.3	124.3	110.8	0.04%
Samco Food Corp dba C-Town Supermarket (#)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/12/2029	99.5	99.5	88.4	0.03%
P. Moss Enterprises, LLC dba Garage Experts-Mid Atlantic (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/12/2029	43.8	43.8	40.0	0.01%
Gilpin Enterprises, LLC dba Jon Smith Subs (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/12/2029	58.7	58.7	53.8	0.02%
J.T. ONeill Company, LLC (#)	Real Estate	Term Loan	Prime plus 2.75%	4/12/2029	9.7	9.7	8.6	—%
Southern Gulf Construction, Inc. (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/12/2029	110.7	110.7	107.6	0.04%
CK Heating and Cooling LLC (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/12/2029	20.4	20.4	18.2	0.01%
Maxiflex LLC (#)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	4/11/2029	62.2	62.2	64.7	0.02%
VRGE Strategies LLC (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/10/2029	161.6	161.6	143.7	0.05%
Georgetown Milling Co, LLC (#)	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	4/9/2029	12.7	12.7	11.6	—%
FRAJOVI Urban Air, LLC dba Urban Air Trampoline& Adventure Park (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	1/8/2030	429.4	429.4	448.2	0.15%
Bose and Avinder, Inc.and Carmel and Preet Inc (#)	Gasoline Stations	Term Loan	Prime plus 2.75%	4/5/2029	57.2	57.2	59.5	0.02%
Marnon Enterprise LLC (#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	4/5/2029	4.8	4.8	4.3	—%
J Brothers Enterprises, LLC (#)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/29/2044	643.7	643.7	650.8	0.22%
EJ & James Transport LLC (#)	Truck Transportation	Term Loan	Prime plus 2.75%	3/29/2029	9.4	9.4	8.8	—%
Ren Investment Group Inc dba True Positon Manufacturing (#)	Machinery Manufacturing	Term Loan	Prime plus 2.75%	3/29/2029	860.4	860.4	775.2	0.26%
Pirate Cove Marina Inc, DRK Irrevocable Trust, BEK Irrevocable Trust, (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/29/2044	991.3	991.3	1,081.4	0.37%
La Favorita Radio Network (#)	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	3/29/2029	371.7	371.7	340.0	0.12%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Turtle Shirts, LLC (#)	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/29/2029	53.2	53.2	48.0	0.02%
Outtasight Careers, LLC dba Gecko Hospitality (#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/29/2029	51.4	51.4	45.7	0.02%
Knoxville Room Service (#)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/29/2029	6.7	6.7	6.1	—%
Complete Care IT LLC (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/29/2029	51.9	51.9	46.2	0.02%
Peak Performance Associates LLC dba Nova Hypnosis and Wellnes (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/29/2029	59.4	59.4	52.7	0.02%
Bhatti LLC dba Auntie Ann's & Bhatti LLC 1 (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/29/2029	163.5	163.5	145.1	0.05%
Key HR Associates, Inc dba Parents Choice for Kids (#)	Social Assistance	Term Loan	Prime plus 2.75%	3/29/2044	452.8	452.8	462.8	0.16%
Bright Freight Solution, LLC (#)	Truck Transportation	Term Loan	Prime plus 2.75%	3/29/2029	1,236.5	1,236.5	1,144.1	0.39%
Pizzaplex L3C (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/29/2029	44.3	44.3	40.0	0.01%
Royalty Freight Inc. (#)	Truck Transportation	Term Loan	Prime plus 2.75%	3/29/2029	424.2	424.2	399.4	0.14%
Reliable Power Group Inc. dba Batteries + bulbs Pensacola (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/29/2029	98.9	98.9	88.0	0.03%
Hamsons Inc. (#)	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/29/2029	185.5	185.5	164.6	0.06%
Felipe Antonio Del Valle M.D. P.A. (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/29/2029	14.8	14.8	13.2	—%
Bayco Enterprises, Inc (#)	Gasoline Stations	Term Loan	Prime plus 2.75%	3/29/2044	198.3	198.3	217.9	0.07%
NuBe Business Group LLC (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/29/2044	40.9	40.9	44.9	0.02%
Raven's Place LLC (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/29/2044	686.1	686.1	705.6	0.24%
Iredell Oral & Facial Surgery, P.C. dba Johnson Oral Surgery (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/29/2044	823.3	823.3	835.3	0.28%
StillBasi Holdings, Inc. dba Buxton Auto Transport (#)	Truck Transportation	Term Loan	Prime plus 2.75%	3/29/2029	296.8	296.8	274.3	0.09%
Stillwater Ventures, LLC (#)	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/29/2029	411.6	411.6	392.6	0.13%
Cleland Pharmacy LLC (#)	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	3/28/2029	22.3	22.3	23.1	0.01%
J.C. Pallet Company, Inc. (#)	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	3/28/2029	445.1	445.1	429.3	0.15%
RG Productions LLC (#)	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/28/2029	153.8	153.8	144.4	0.05%
Children First Home Health Care, Inc. dba Health Calls (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/28/2029	136.0	136.0	121.9	0.04%
Planet X Tobacco & Gift, LLC (#)	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/28/2044	285.2	285.2	304.2	0.10%
GS Bath Inc (#)	Truck Transportation	Term Loan	Prime plus 2.75%	3/28/2029	309.1	309.1	289.5	0.10%
Custom Vinyl Products LLC (#)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/28/2044	1,010.5	1,010.5	1,052.8	0.36%
Four Seasons Laser Center Inc. (#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/28/2029	14.8	14.8	14.4	—%
Skaggs RV Outlet ,LLC (#)	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/28/2029	247.3	247.3	256.9	0.09%
Cocomo Joe's LLC (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/28/2029	3.4	3.4	3.2	—%
PA Sobol Partners LLC dba Sobal (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/28/2029	50.0	50.0	45.7	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
DC AG, LLC dba Big B Sales (#)	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/27/2044	586.6	586.6	601.8	0.21%
Cinco Fit LLC dba Cinco Fit (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/27/2029	163.2	163.2	146.3	0.05%
Ocean Trans LLC and Dehal Trucking LLC (#)	Truck Transportation	Term Loan	Prime plus 2.75%	3/27/2029	71.5	71.5	74.3	0.03%
Danielle Vance LPC, LLC dba Danielle Vance MA, LPC (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/27/2029	5.6	5.6	5.0	—%
Heritage Hills Athletics 1, LLC and Heritage Hills Athletics 1, LLC (#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/26/2044	1,247.5	1,247.5	1,297.6	0.44%
District 5 Boutique LLC (#)	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/26/2029	123.6	123.6	109.8	0.04%
Virginia Industrial Plastics, Inc. (#)	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	3/22/2044	295.9	295.9	325.0	0.11%
Skyways, LTD (#)	Support Activities for Transportation	Term Loan	Prime plus 2.75%	3/22/2029	816.3	816.3	729.8	0.25%
Gary Krause dba Gary Krause Landscaping & Design (#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/22/2029	5.9	5.9	5.6	—%
Virginia Industrial Plastics, Inc. (#)	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	3/22/2029	267.8	267.8	278.2	0.09%
J & C May Properties, LLC (#)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/22/2044	1,131.5	1,131.5	1,112.0	0.38%
The Karate Dojo LLC (#)	Educational Services	Term Loan	Prime plus 2.75%	3/21/2029	4.5	4.5	4.0	—%
Dependable Lawn Care, Inc. (#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/21/2029	518.4	518.4	482.0	0.16%
American Trails Transport, LLC (#)	Truck Transportation	Term Loan	Prime plus 2.75%	3/21/2029	54.4	54.4	50.6	0.02%
Dependable Lawn Care, Inc. (#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/21/2044	190.5	190.5	206.1	0.07%
Pitman Holding LLC (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/21/2029	7.4	7.4	6.9	—%
Michigan Neurosurgical Institute P.C. (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/20/2029	179.3	179.3	159.7	0.05%
Mega Trucking LLC and Olyimpian Industries LLC (#)	Truck Transportation	Term Loan	Prime plus 2.75%	3/20/2029	396.5	396.5	376.6	0.13%
Sound Manufacturing Inc (#)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/20/2029	49.5	49.5	43.9	0.01%
Michigan Neurosurgical Institute, P.C.,,Optical Spine,LLC, MNI Great L (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/20/2044	354.3	354.3	361.7	0.12%
Frontline Selling LLC (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/19/2029	309.1	309.1	319.3	0.11%
Game Station, Inc. (#)	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/19/2029	259.7	259.7	241.6	0.08%
Marvellous Print & Ship LLC (#)	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/19/2029	3.3	3.3	3.0	—%
Stepping Stones Children's Academy LLC (#)	Social Assistance	Term Loan	Prime plus 2.75%	3/15/2044	374.2	374.2	392.7	0.13%
Vanchoc Transport Inc (#)	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/15/2029	86.6	86.6	76.8	0.03%
B & W Towing LLC (#)	Support Activities for Transportation	Term Loan	Prime plus 2.75%	3/15/2029	56.9	56.9	58.3	0.02%
Panetcarne Inc.dba Jersey Mike's Subs Greenfield (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2029	91.3	91.3	82.5	0.03%
Screening Services Group, LLC (#)	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	3/14/2029	278.3	278.3	252.8	0.09%
Space Express, LLC (#)	Truck Transportation	Term Loan	Prime plus 2.75%	3/12/2029	148.4	148.4	134.4	0.05%
Mill Creek Early Childhood Program LLC (#)	Social Assistance	Term Loan	Prime plus 2.75%	8/11/2029	23.2	23.2	20.6	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Alpine Remediation, Inc, T & M Holdings, LLC (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/8/2029	86.6	86.6	81.7	0.03%
SG Welch Inc dba Sparks Auto Service (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/8/2029	61.8	61.8	55.8	0.02%
Wildflour Bakery & Cafe LLC (#)	Food Manufacturing	Term Loan	Prime plus 2.75%	3/8/2029	86.6	86.6	76.8	0.03%
El Basha Inc dba RPM West San Fernando Valley (#)	Real Estate	Term Loan	Prime plus 2.75%	3/8/2029	60.9	60.9	54.0	0.02%
D & S Village Hardware LLC dba Cedar Mountain Country Store & Samantha (#)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/8/2044	201.3	201.3	214.7	0.07%
Kalloren Provel LLC (#)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/8/2044	286.4	286.4	300.1	0.10%
Precise Air Systems, Inc (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/8/2029	261.6	261.6	234.8	0.08%
Seeds of Knowledge Creative Learning Center LLC (#)	Social Assistance	Term Loan	Prime plus 2.75%	3/7/2044	22.5	22.5	23.9	0.01%
Doble Rentals, L.L.C , Doble Rentals 2, LLC, Doble Rentals 3, LLC (#)	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/4/2029	155.8	155.8	138.3	0.05%
Midwest Expediated Carrier Corporation (#)	Support Activities for Transportation	Term Loan	Prime plus 2.75%	3/1/2029	14.8	14.8	13.2	—%
Wooter Apparel, Inc (#)	Nonstore Retailers	Term Loan	Prime plus 2.75%	2/28/2029	49.2	49.2	44.3	0.02%
NY Scoops LLC dba Cool Suppliers and Breakneck Road LLC (#)	Food Manufacturing	Term Loan	Prime plus 2.75%	2/28/2029	49.3	49.3	47.7	0.02%
Monkey Bones LLC (#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2044	19.4	19.4	21.4	0.01%
Legacy Roof Contractors LLC (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/28/2044	299.1	299.1	305.2	0.10%
Shah Medical Center SC & Heeena Shyamani (#)	Hospitals	Term Loan	Prime plus 2.75%	2/28/2044	253.0	253.0	249.1	0.08%
KSW Agency Inc. (#)	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	2/28/2029	14.8	14.8	15.3	0.01%
Woodard Electric Services, Inc. (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/28/2029	21.3	21.3	19.1	0.01%
Matrix Z LLC (#)	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 6.5%	2/27/2029	12.3	12.3	12.6	—%
Merdad Dentistry PLLC dba Easy Dental Care (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/26/2029	15.5	15.5	13.8	—%
Harbor Management Company Inc dba Jamba Juice (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/22/2029	147.6	147.6	132.3	0.05%
EasyBooks, Inc. (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/22/2029	5.9	5.9	5.2	—%
Gomez Advanced Wellness Center, Inc. (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/21/2044	149.5	149.5	156.1	0.05%
Mia Restoration Inc dba PuroClean and Puroclean of Morristown NJ (#)	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	2/21/2029	40.6	40.6	36.9	0.01%
Citiline Cafe At Jacobs Plaza, LLC dba Citiline Cafe (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/20/2029	49.2	49.2	44.0	0.01%
Rob Barletta's Hockey School, Inc (#)	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	2/19/2029	107.0	107.0	111.2	0.04%
Bowl 360 Inc. (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/19/2029	137.1	137.1	122.2	0.04%
Bowl 360 Inc. (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/19/2029	159.9	159.9	150.9	0.05%
Outler Transportation Services,LLC (#)	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	2/19/2029	44.3	44.3	39.9	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SB Investments, LLC (#)	Nonstore Retailers	Term Loan	Prime plus 2.75%	2/15/2029	61.9	61.9	59.1	0.02%
Integris Roofing, Inc (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/15/2029	22.1	22.1	19.6	0.01%
M & M Burgers Inc dba Checkers (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2029	112.5	112.5	101.6	0.03%
KHSE Parks, Inc. (#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	2/14/2029	81.2	81.2	72.5	0.02%
Par-Man, Inc. dba Rockstar Tattoo (#)	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	2/14/2029	61.7	61.7	55.3	0.02%
Tony Herring & Associates, Inc (#)	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	2/14/2029	14.8	14.8	15.3	0.01%
Gateway Veterinary Services, P.C. dba Liberty Animal Clinic (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/14/2044	137.4	137.4	150.9	0.05%
Shepherd Fitness, LLC dba Workout Anytime Ooltewah (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/8/2029	165.6	165.6	154.1	0.05%
EJGR Corp dba Brite Energy Solutions (#)	Utilities	Term Loan	Prime plus 2.75%	2/8/2029	61.5	61.5	54.7	0.02%
Precedence Enterprises LLC dba Spartan Junk Removal (#)	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	2/8/2029	16.2	16.2	15.1	0.01%
Pamletics LLC dba F45 (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/8/2029	3.7	3.7	3.5	—%
Creative Counseling Nashville PLLC (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/7/2029	2.2	2.2	2.0	—%
Better Dayz PT, Inc. dba Physical Therapy Now (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/7/2029	22.1	22.1	19.7	0.01%
D & G Elite Construction, Inc. (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/6/2029	159.9	159.9	166.1	0.06%
RIHAHN INC dba RDBL, INC. (#)	Forestry and Logging	Term Loan	Prime plus 2.75%	2/5/2029	6.8	6.8	7.0	—%
Hernando Beach Motel Inc.,The Purple Cow House of Pancake Inc (#)	Accommodation	Term Loan	Prime plus 2.75%	2/1/2029	14.8	14.8	15.3	0.01%
Jesus and Son's Landscape Contractors, LLC (#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	2/1/2029	56.6	56.6	51.4	0.02%
Employer Resource Services LLC dba Data Pool (#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/31/2029	36.9	36.9	32.8	0.01%
MYC Motors Inc (#)	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	1/30/2044	74.7	74.7	82.1	0.03%
FNF LLC dba WineStyles (#)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	1/22/2029	242.1	242.1	215.1	0.07%
MMC Investors, LLC dba Clean Juice (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/18/2029	86.6	86.6	78.2	0.03%
IGWT Coffee, LLC dba PJ's Coffee of New Orleans (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/18/2029	80.7	80.7	72.6	0.02%
Hilco Athletics & Graphics Inc (#)	Apparel Manufacturing	Term Loan	Prime plus 2.75%	1/16/2044	68.5	68.5	75.2	0.03%
Fluid Connections LLC dba BurgerIM (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/11/2029	61.2	61.2	57.2	0.02%
CMLCLEARWATERBEACH.LLC dba Cousins Maine Lobster (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/11/2029	39.2	39.2	35.6	0.01%
HSR Tacos LLC dba California Tortilla (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/11/2029	53.3	53.3	47.4	0.02%
Rashed and Shabila LLC (#)	Gasoline Stations	Term Loan	Prime plus 2.75%	1/4/2029	22.0	22.0	20.7	0.01%
HDD Solutions, LLC (#)	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	12/31/2028	552.8	552.8	520.6	0.18%
The Chop House Inc. (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/31/2043	555.4	555.4	568.2	0.19%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Romain Tower Inc. David Romaine, Sugar Land Crane and Rigging, LLC (#)	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	12/31/2028	231.1	231.1	204.2	0.07%
Nix and Nix Funeral Home North Inc, (#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/28/2043	568.9	568.9	606.8	0.21%
Superior Concepts Acquisition Corp (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/28/2028	116.6	116.6	107.2	0.04%
Superior Concepts Acquisition Corp (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/28/2043	507.4	507.4	506.8	0.17%
Galt Insurance Group of Bonita Springs, LLC & Bonita Safety Institut (#)	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	12/28/2043	18.7	18.7	20.4	0.01%
Capitol Fitness Inc. dba Anytime Fitness Shelby (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/28/2028	17.7	17.7	16.2	0.01%
American Rewinding of NC Inc dba MTS (#)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/28/2028	414.6	414.6	381.9	0.13%
Omega Funeral and Cremation Services,LLC (#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/28/2043	341.4	341.4	350.8	0.12%
Insight Vision Care, PC, CRMOD Lubbock, P.C.,Vielm Vision Eyecare Inc (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/27/2043	1,135.3	1,135.3	1,157.5	0.39%
East Breeze LLC dba Historic Springdale Pub and Eatery (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/27/2043	127.7	127.7	134.6	0.05%
Children First Home Health Care Inc (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/27/2028	292.0	292.0	276.7	0.09%
Medworxs Inc. (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/27/2028	10.2	10.2	9.0	—%
Fave Realty Inc. (#)	Real Estate	Term Loan	Prime plus 2.75%	12/27/2043	123.0	123.0	134.5	0.05%
Green Valley Landscape Management Inc. dba Apopka Mower and Equipment (#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/27/2043	462.5	462.5	470.4	0.16%
Simkar LLC, Neo Lights Holding Inc, Kalco Lighting, LLC (#)	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	12/26/2043	499.6	499.6	546.2	0.19%
Reservations Unlimited LLC (#)	Real Estate	Term Loan	Prime plus 2.75%	12/26/2043	141.6	141.6	149.5	0.05%
BD Branson Victorian LLC dba Branson Victorian Inn (#)	Accommodation	Term Loan	Prime plus 2.75%	12/24/2043	494.9	494.9	528.8	0.18%
Timios Enterprises Corp dba Palm Court (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/24/2043	704.6	704.6	733.3	0.25%
RM Hawkins LLC (^) (#)	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/24/2028	291.9	291.9	271.1	0.09%
LP Industries, Inc and Playground Packages, LLC (#)	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/21/2028	91.4	91.4	80.5	0.03%
Royalty Freight Inc (#)	Truck Transportation	Term Loan	Prime plus 2.75%	12/21/2028	94.9	94.9	83.4	0.03%
Tri-State Financial Group Inc (#)	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	12/21/2028	36.7	36.7	32.4	0.01%
The Law Office of Jared E. Shapiro, P.A (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/21/2028	11.0	11.0	9.6	—%
Kyle M Walker DDS, PC (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2028	109.6	109.6	97.4	0.03%
Siman Trio Trading (#)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/21/2028	146.4	146.4	129.5	0.04%
Diamond Estates LLC (#)	Construction of Buildings	Term Loan	Prime plus 2.75%	12/21/2028	73.1	73.1	64.2	0.02%
Burgess and Dudley, Incorporated (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/21/2028	231.2	231.2	211.6	0.07%
Fifth Wheel Truck Stop 001, Inc. (#)	Gasoline Stations	Term Loan	Prime plus 2.75%	12/21/2028	102.2	102.2	89.8	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
ETS Tree Service Inc and Eastern Tree Service, Inc (#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/21/2028	223.9	223.9	208.6	0.07%
Sesolinc GRP, Inc. (#)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/21/2028	365.0	365.0	342.5	0.12%
D.A.F.S Transport, LLC (#)	Truck Transportation	Term Loan	Prime plus 2.75%	12/21/2028	644.3	644.3	634.2	0.22%
Precision Bytes LLC dba Tower Connect (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/21/2028	126.3	126.3	111.7	0.04%
Accel Compression Inc.,Accel Workover Services In (#)	Rental and Leasing Services	Term Loan	Prime plus 2.75%	6/21/2044	158.3	158.3	173.3	0.06%
Cammarata Associates LLC (#)	Credit Intermediation and Related Activities	Term Loan	Prime plus 2.75%	12/21/2028	73.0	73.0	64.1	0.02%
C&D Trucking & Equipment Service, Inc. (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/21/2043	116.7	116.7	127.6	0.04%
Baseline Health, LLC & Baseline Health Management, LLC (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2028	115.6	115.6	103.5	0.04%
Graff Excavating, Inc (#)	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	12/20/2028	190.3	190.3	169.7	0.06%
Flashii App, Inc. (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/20/2028	60.8	60.8	61.8	0.02%
Alaska Motor Home Inc (^) (#)	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/20/2028	292.0	292.0	274.4	0.09%
Yellow Fin Marine Services LLC, K Marine XI, LLC K Marine VIII, LLC (#)	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/20/2028	607.7	607.7	594.1	0.20%
Local Liberty Inc dba The Wardsboro Country Store (#)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/20/2043	154.6	154.6	163.2	0.06%
Hotel Compete, LLC (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/20/2028	60.8	60.8	53.5	0.02%
CK Green Partners, LLC dba Reis and Irvy"s Columbus (^) (#)	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/20/2029	184.5	184.5	174.6	0.06%
Healthy and Fresco LLC (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/20/2029	33.5	33.5	30.7	0.01%
Darian L Hampton DDS PA and Darian L. Hampton (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/20/2028	292.6	292.6	259.1	0.09%
Roots N Shoots, LLC & Yardplus LLC (#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/20/2028	52.6	52.6	47.2	0.02%
Cedric Construction Inc. (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/20/2028	97.3	97.3	100.6	0.03%
Marlin Lighting LLC (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/19/2028	99.0	99.0	87.1	0.03%
Accent Comfort Services, LLC (^) (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/19/2028	67.1	67.1	59.4	0.02%
The Cromer Company (^) (#)	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/19/2028	486.7	486.7	429.2	0.15%
Goodson's Garden, LLC dba Always Goldies Florist (^) (#)	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/19/2028	11.5	11.5	10.3	—%
Sheldon T Banks and Sheldon T Banks LLC dba Serenity Funeral chapel ll (^) (#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/19/2044	122.3	122.3	134.0	0.05%
JejoJesi Corp dba Dukunoo Jamaican Kitchen, Dunkunoo (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/19/2029	40.3	40.3	39.3	0.01%
YBL Restaurant Group LLC dba Tropisueno (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/14/2029	371.8	371.8	329.8	0.11%
Cordoba Foods LLC, Multi Logistics Network Inc, Karina Mena (^) (#)	Food Manufacturing	Term Loan	Prime plus 2.75%	12/14/2028	309.0	309.0	283.5	0.10%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Alpha Omega Trucking LLC (^) (#)	Truck Transportation	Term Loan	Prime plus 2.75%	12/14/2028	68.3	68.3	70.6	0.02%
Healthy Human, LLC (^) (#)	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/14/2028	121.6	121.6	106.9	0.04%
Alpha Landscape Contractors, Inc (^) (#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/14/2029	325.0	325.0	299.6	0.10%
Mediterranean Tastes Inc dba Mediterranean Tastes Since 1974 (^) (#)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/14/2028	15.3	15.3	13.5	—%
Peanut Butter & Co., Inc. (^) (#)	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/14/2028	243.3	243.3	213.9	0.07%
Redskin Cafe Inc. dba Goodfellas Wine & Spirits, Redskin Cafe Inc, dba (^) (#)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/14/2043	245.7	245.7	265.4	0.09%
Ventures TBD LLC dba The Bottle Tree (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/14/2043	98.3	98.3	100.4	0.03%
L&M Services, LLC (^) (#)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/14/2043	199.1	199.1	206.8	0.07%
Aero Consulting and Engineering Inc (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/14/2028	14.6	14.6	12.9	—%
Fitness Orlando LLC & Fitness Orlando Oviedo, LLC (^) (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/14/2028	268.2	268.2	245.3	0.08%
Stony Creek Wellness Group, LLC (^) (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/14/2043	98.3	98.3	103.9	0.04%
Sound Contracting LLC (^) (#)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/14/2043	196.5	196.5	197.9	0.07%
Sound Contracting LLC (#)	Construction of Buildings	Term Loan	Prime plus 2.75%	12/14/2028	40.6	40.6	38.0	0.01%
The Miller Center for Esthetic Excellence, (^) (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/13/2043	385.8	385.8	377.0	0.13%
Plan B Burger LLC (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/13/2029	1,022.0	1,022.0	938.6	0.32%
OC Helicopters LLC (^) (#)	Air Transportation	Term Loan	Prime plus 2.75%	12/13/2028	90.5	90.5	93.6	0.03%
Tapia Auto Care, LLC dba Shoreline Quick Lube and Car Wash (^) (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/13/2043	973.3	973.3	987.3	0.34%
D for Dream LLC dba Blo Blow Dry Bar Inc (^) (#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/13/2029	73.4	73.4	64.6	0.02%
Burton Realty Co., Inc dba Anchor Realty, Northeast (#)	Real Estate	Term Loan	Prime plus 2.75%	12/13/2028	294.9	294.9	259.2	0.09%
United States Plastic Equipment LLC (^) (#)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/13/2028	138.7	138.7	121.9	0.04%
Tier1 Solutions LLC (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/12/2029	9.9	9.9	8.8	—%
Mateo Enterprise Inc dba El Milagro Market (^) (#)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/12/2043	119.5	119.5	122.0	0.04%
Anglin Cultured Stone Products LLC dba Anglin Construcion (^) (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/12/2029	60.8	60.8	61.6	0.02%
Airstrike Firefighters LLC (#)	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	12/12/2028	1,216.7	1,216.7	1,154.1	0.39%
Ashwood Food Services Inc. dba Jake Rooney's (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/12/2043	214.1	214.1	228.5	0.08%
Behind The Scenes Chicago, LLC dba Paramount Events (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/12/2029	249.4	249.4	242.9	0.08%
Mateo Enterprise Inc dba El Milagro Market (^) (#)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	1/12/2029	58.4	58.4	51.4	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Ashwood Food Services, Incorporated dba Jake Rooney's (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/12/2029	65.7	65.7	60.5	0.02%
Oregon Medical Training Private Career School Inc. (^) (#)	Educational Services	Term Loan	Prime plus 2.75%	1/11/2029	38.9	38.9	34.3	0.01%
TFE Resources ,LTD (^) (#)	Utilities	Term Loan	Prime plus 2.75%	1/11/2029	581.6	581.6	526.9	0.18%
Duck's Nuts Inc dba Pet Place Market (^) (#)	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	1/11/2029	42.1	42.1	39.4	0.01%
Hilltop Wine Shop, Inc dba Hiltop Wine Shop (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/11/2043	127.5	127.5	132.2	0.05%
Googlyoogly, LLC dba Bi-Rite Supermarket (^) (#)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/11/2043	202.1	202.1	206.4	0.07%
B&B Bodega of Delray LLC (^) (#)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	1/11/2029	19.0	19.0	16.7	0.01%
White Wilson & Associates LLC (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/11/2043	42.3	42.3	43.1	0.01%
EMES Supply, LLC (#)	General Merchandise Stores	Term Loan	Prime plus 2.75%	1/11/2029	121.9	121.9	109.6	0.04%
ZLM Services LLC (^) (#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/10/2029	38.9	38.9	34.3	0.01%
Team Henry, LLC dba Kelly Automotive of Deltona (^) (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/10/2043	389.6	389.6	396.3	0.14%
Shining Star Kids, Inc. dba Brain Balance (^) (#)	Educational Services	Term Loan	Prime plus 2.75%	1/7/2029	85.2	85.2	75.4	0.03%
Food Service Industry Consultants Inc. (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/7/2029	69.6	69.6	61.5	0.02%
CET Inc (^) (#)	Truck Transportation	Term Loan	Prime plus 2.75%	1/6/2029	1,197.1	1,197.1	1,092.2	0.37%
Metro R Services Inc. and Metal & Roof Supplies Inc. (^) (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/6/2029	202.0	202.0	209.1	0.07%
3SIXO Motorsports LLC dba 3SIXO Motorsports Shop (^) (#)	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	1/6/2029	95.7	95.7	84.6	0.03%
Consulting Solutions, Inc and Mark Luciani (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/5/2029	56.0	56.0	49.3	0.02%
Little West LLC, 340 Group LLC, Retail West LLc, Andrew W Walker, Cass (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/5/2029	85.3	85.3	75.9	0.03%
Unique Home Solutions Inc. and Unique Home Solutions of Ohio (^) (#)	Construction of Buildings	Term Loan	Prime plus 2.75%	1/5/2029	243.3	243.3	251.9	0.09%
Levine Daycare Inc dba Kids R Kids (^) (#)	Social Assistance	Term Loan	Prime plus 2.75%	1/5/2029	262.8	262.8	243.4	0.08%
Access Staffing, LLC (^) (#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/4/2029	189.1	189.1	166.4	0.06%
The Altitude Group LLC (^) (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/4/2029	142.1	142.1	125.7	0.04%
Jay Carlton's, LLC dba Jay Birds Rotisserie & Grill (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/4/2029	38.0	38.0	35.8	0.01%
York Concrete Corp (^) (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/3/2043	199.1	199.1	215.2	0.07%
Swantown Inn and Spa, LLC (^) (#)	Accommodation	Term Loan	Prime plus 2.75%	1/3/2029	13.1	13.1	13.6	—%
Hernando Beach Motel LLC,The Purple Cow House o APancake AInc. (^) (#)	Accommodation	Term Loan	Prime plus 2.75%	11/30/2043	223.8	223.8	244.7	0.08%
Water Station Holdings LLC (^) (#)	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/30/2028	670.9	670.9	635.8	0.22%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Cabrera's Auto Services LLC (^) (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/30/2043	80.6	80.6	84.5	0.03%
Luxury Furniture, Inc.dba Venicasa & Luxe Home Interiors (^) (#)	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/30/2028	121.0	121.0	118.9	0.04%
Tammy's Place LLC (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/30/2044	436.0	436.0	473.1	0.16%
Microplex Co, Third Market LLC (^) (#)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/30/2028	159.7	159.7	140.3	0.05%
Albert M. Quashie, DDS, PC (^) (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/29/2043	64.7	64.7	66.5	0.02%
Albert M Quashie, DDS, PC (^) (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/29/2028	84.7	84.7	80.5	0.03%
JJB Production LLC (^) (#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/29/2028	7.1	7.1	6.3	—%
Level Up Gaming, Inc (^) (#)	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	11/28/2043	89.5	89.5	90.1	0.03%
Extreme Granite Corp (^) (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/28/2043	186.5	186.5	200.1	0.07%
True Love Christian Academy LLC (^) (#)	Social Assistance	Term Loan	Prime plus 2.75%	12/28/2043	41.8	41.8	44.9	0.02%
Recovery Boot Camp, LLC, Rule 62, Inc. and Healing Properties, LLC (^) (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/28/2028	119.8	119.8	105.8	0.04%
Sky Wonder Pyrotechnics, LLC dba Sky Wonder Fire and Safety Gear Up Te (^) (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/28/2043	430.1	430.1	470.2	0.16%
BEK Holdings LLC, Veseli Fine Art Galleries, LLC, Trusted.com LLC, Exe (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/21/2028	1,209.6	1,209.6	1,234.8	0.42%
Best Global Alternative North, LLC (^) (#)	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/21/2028	84.7	84.7	74.4	0.03%
Thames Aquatic Club, LLC (^) (#)	Educational Services	Term Loan	Prime plus 2.75%	7/21/2029	25.0	25.0	25.9	0.01%
M.A.W. Enterprises LLC dbaY-Not Pizza (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/21/2028	21.8	21.8	20.2	0.01%
On Call Electrical of Georgia LLC (^) (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/20/2043	661.9	661.9	679.0	0.23%
Commonwealth Warehouse Inc (^) (#)	Warehousing and Storage	Term Loan	Prime plus 2.75%	12/20/2028	435.5	435.5	408.2	0.14%
K & A Automotive Inc (^) (#)	Gasoline Stations	Term Loan	Prime plus 2.75%	11/19/2043	121.4	121.4	129.7	0.04%
High Desert Transport, Inc. (^) (#)	Truck Transportation	Term Loan	Prime plus 2.75%	12/19/2028	73.5	73.5	66.9	0.02%
Cali Fit Meals (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2028	60.5	60.5	53.3	0.02%
Cocomo Joe's LLC (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2028	0.7	0.7	0.6	—%
Saunders Management LLC dba Northern Light Espresso Bar and Cafe (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/16/2028	39.2	39.2	40.5	0.01%
Beau & HB Inc dba Beau's Billiard, Bowling & Arcade (^) (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/16/2029	38.4	38.4	38.2	0.01%
Beau & HB Inc dba Beau's Billard, Bowling & Arcade (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/16/2043	69.7	69.7	72.3	0.02%
Allegro Assisted Living Services of Texas LLC (^) (#)	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	11/15/2043	94.5	94.5	103.3	0.04%
GEM2K, LLC (^) (#)	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2043	381.3	381.3	395.2	0.13%
Schafer Fisheries Inc. (^) (#)	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	11/14/2028	48.4	48.4	50.1	0.02%
US Dedicated LLC (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/9/2028	406.4	406.4	363.5	0.12%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Salon Femi LLC (^) (#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/9/2028	7.3	7.3	6.9	—%
Jinwoo Sushi Inc (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/9/2028	21.5	21.5	22.2	0.01%
McNeill Stokes (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/8/2028	6.5	6.5	5.7	—%
Vancole Investments, Inc. dba Smoothie King #913 (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/7/2044	416.4	416.4	424.5	0.14%
JN Thompson Ent,Inc. (#)	Construction of Buildings	Term Loan	Prime plus 2.75%	12/7/2028	381.6	381.6	347.1	0.12%
Peter Thomas Roth Labs LLC and June Jacobs Labs, LLC (^) (#)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/1/2028	314.5	314.5	276.4	0.09%
JP Dhillon's Foods LLC (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/1/2029	95.0	95.0	85.3	0.03%
Modutech Marine Inc (#)	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	12/1/2028	363.0	363.0	375.4	0.13%
Abington Caregivers, LLC (^) (#)	Social Assistance	Term Loan	Prime plus 2.75%	11/30/2043	124.6	124.6	130.8	0.04%
Steele Security, LLC dba Signal 88 Security of San Antonio (^) (#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/31/2028	107.0	107.0	95.2	0.03%
Organic Juice Bar Wexford LLC dba The OJB "The Organic Juice Bar" (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/30/2029	79.1	79.1	70.9	0.02%
C.A.T.I. Armor, LLC (#)	Apparel Manufacturing	Term Loan	Prime plus 2.75%	10/30/2043	209.0	209.0	215.1	0.07%
UK, LLC dba Pita Pit (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/30/2029	59.9	59.9	54.1	0.02%
JAL Group, Inc. dba Brainy Boulevard Daycare (#)	Social Assistance	Term Loan	Prime plus 2.75%	10/29/2028	55.5	55.5	49.5	0.02%
Ohio Gold & Pawn LLC, Our New Building LLC and Corey Fischer (^) (#)	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	10/26/2028	141.6	141.6	146.4	0.05%
The Face Place, LLC dba Classic Aesthetics (^) (#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/25/2028	9.7	9.7	8.5	—%
Reliant Trucking Inc. (^) (#)	Truck Transportation	Term Loan	Prime plus 2.75%	10/25/2028	127.9	127.9	118.8	0.04%
Bellas Sports Pub, Inc dba Brewmasters Tavern (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/24/2043	69.1	69.1	74.8	0.03%
Shovels and Whiskey LLC (^) (#)	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	10/16/2043	76.1	76.1	81.1	0.03%
Hackstaff Restaurants LLC (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/15/2029	134.0	134.0	120.4	0.04%
TA Coleman, LLC dba Tom's Truck Shop (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/12/2028	5.6	5.6	5.3	—%
Cater To You Agency, LLC, dba Cater To You (^) (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/11/2043	22.4	22.4	23.1	0.01%
Faydon, Inc (^) (#)	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	10/10/2028	72.2	72.2	73.9	0.03%
MB Click It Photography, LLC (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/10/2043	38.1	38.1	40.3	0.01%
Wellfleet Consulting Inc. (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/9/2028	14.4	14.4	12.7	—%
Apps Inc and Market Share Inc. (^) (#)	Telecommunications	Term Loan	Prime plus 2.75%	10/5/2028	91.4	91.4	80.4	0.03%
Moore Care LLC (^) (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/4/2028	50.0	50.0	44.0	0.01%
SwabCo Inc. (^) (#)	Support Activities for Mining	Term Loan	Prime plus 2.75%	9/28/2043	940.3	940.3	975.3	0.33%
Burd Brothers Inc. (^) (#)	Truck Transportation	Term Loan	Prime plus 2.75%	9/28/2028	513.3	513.3	489.4	0.17%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Throop Family Holdings, Inc (^) (#)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/28/2043	639.0	639.0	656.2	0.22%
A-1 Van Sevices, Inc. (^) (#)	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/28/2028	101.5	101.5	98.6	0.03%
La Venezia Corporation dba La Venezia Ballroom & Robertos Lounge (^) (#)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/28/2043	328.3	328.3	345.6	0.12%
Mellow Sweets, Inc dba Jaafer Sweets & Marwan Hamdan (^) (#)	Food Manufacturing	Term Loan	Prime plus 2.75%	9/28/2028	53.6	53.6	47.3	0.02%
Rami Technology USA, LLC (^) (#)	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	9/28/2028	172.3	172.3	152.8	0.05%
JAM Media Solutions LLC (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/28/2028	858.4	858.4	776.3	0.26%
Blackwater Diving, LLC (^) (#)	Support Activities for Mining	Term Loan	Prime plus 2.75%	9/27/2028	764.1	764.1	689.2	0.23%
Quality Electric & Data (^) (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/27/2028	95.5	95.5	91.4	0.03%
Catherine Brandon, PSY.D., Inc dba Kenneth A Deluca, PH.D., & Associat (^) (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/27/2028	113.4	113.4	100.2	0.03%
Blue Seven, LLC (^) (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/27/2029	85.0	85.0	76.8	0.03%
TFR Transit Inc, The Free Ride Inc, South Florida Free Ride Inc.,Tag-A (#)	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/27/2028	119.4	119.4	112.2	0.04%
LG Law Center, Inc (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/27/2028	14.3	14.3	13.0	—%
Barricade Holding LLC and Action Barricade Company,LLC (^) (#)	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/27/2043	176.8	176.8	178.5	0.06%
Zeeba Company, Inc dba Zeeba Rent-A-Van & 5 Star Rent- A-Van (^) (#)	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/27/2028	677.3	677.3	645.7	0.22%
Action Barricade Company, LLC and Barricade Holding LLC (^) (#)	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/27/2028	321.9	321.9	306.7	0.10%
Quality Electric & Data Inc. (^) (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/27/2043	128.8	128.8	130.6	0.04%
US Shipping Trans Inc, Esteem Trucking Inc (^) (#)	Truck Transportation	Term Loan	Prime plus 2.75%	9/26/2028	798.3	798.3	780.0	0.27%
Dentistry By Design, P.C (^) (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/26/2028	14.3	14.3	12.9	—%
Ace Auto Recovery, Inc. (^) (#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/26/2043	158.6	158.6	166.7	0.06%
Above and Beyond Preschool LLC (^) (#)	Social Assistance	Term Loan	Prime plus 2.75%	9/26/2043	548.7	548.7	581.2	0.20%
Anglin Cultured Stone Products LLC dba Anglin Construction (^) (#)	Construction of Buildings	Term Loan	Prime plus 2.75%	9/26/2028	95.5	95.5	89.2	0.03%
LTS School, Inc. (^) (#)	Educational Services	Term Loan	Prime plus 2.75%	9/26/2043	100.3	100.3	109.6	0.04%
Akron Biotechnology, LLC (^) (#)	Chemical Manufacturing	Term Loan	Prime plus 2.75%	9/25/2028	477.6	477.6	473.8	0.16%
Bhatti LLC, Bhatti 3 LLC, dba Auntie Annes (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/25/2028	119.5	119.5	108.7	0.04%
Steadfast Support Services, LLC (^) (#)	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	9/25/2028	11.5	11.5	10.1	—%
Newsome Mobile Notary LLC (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/25/2028	5.0	5.0	4.4	—%
Phillip Ramos Upholstery Inc. (^) (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/24/2028	14.8	14.8	13.0	—%
The Garden Club, LLC (^) (#)	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/21/2028	6.3	6.3	5.6	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
DC Lofty, LLC, (^) (#)	Accommodation	Term Loan	Prime plus 2.75%	9/21/2028	21.5	21.5	19.1	0.01%
D & D Optics Inc dba Sterling Optical (^) (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2028	51.4	51.4	46.0	0.02%
Southern Services and Equipment, Inc (^) (#)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/21/2028	409.8	409.8	389.4	0.13%
Southern Services and Equipment, Inc. (^) (#)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/21/2043	208.5	208.5	210.0	0.07%
MillClem Corporation & Monticello Corporation (^) (#)	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	9/21/2043	328.5	328.5	358.9	0.12%
Sommer Auto Sales, Inc (^) (#)	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/20/2028	331.9	331.9	342.0	0.12%
Tables and Bars Services, Inc and Tables and Bars Rentals, LLC (^) (#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/20/2028	17.2	17.2	16.0	0.01%
M&P RV LLC dba M&P RV (^) (#)	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/19/2043	111.5	111.5	120.9	0.04%
C3 Capital, Inc (^) (#)	Nonstore Retailers	Term Loan	Prime plus 2.75%	9/19/2028	645.1	645.1	621.0	0.21%
MB Xpress Inc (^) (#)	Truck Transportation	Term Loan	Prime plus 2.75%	9/19/2028	1,168.6	1,168.6	1,085.8	0.37%
Watearth Inc (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/19/2028	21.5	21.5	18.9	0.01%
Super Station Inc (^) (#)	Gasoline Stations	Term Loan	Prime plus 2.75%	9/19/2043	208.2	208.2	227.5	0.08%
Dash Point Distributing LLC, Dash Point Logistics LLC and Sara Consal (^) (#)	Truck Transportation	Term Loan	Prime plus 2.75%	9/19/2028	439.9	439.9	386.4	0.13%
Lewis River Golf Course, Inc. (^) (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/19/2043	495.5	495.5	541.4	0.18%
E & G Enterprises LLC dba Comfort Keepers (^) (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/18/2028	5.7	5.7	5.1	—%
DB Talak LLC (^) (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/18/2043	150.6	150.6	156.3	0.05%
Culmination Motorsports, Inc. (^) (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2043	554.5	554.5	601.2	0.20%
Glendale Grill Inc, Roddy Cameron, Jr & John K Symasko (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/17/2043	173.4	173.4	180.9	0.06%
Pastel de Feira LLC dba Original Pastel De Feira (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/17/2028	5.8	5.8	5.4	—%
Innovim LLC (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/14/2028	119.4	119.4	104.8	0.04%
J & C Garcia LLC (^) (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/14/2028	70.7	70.7	63.4	0.02%
LJS Electric, Inc (^) (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/14/2028	432.2	432.2	442.0	0.15%
Rihahn Inc. dba RDBL, Inc (^) (#)	Forestry and Logging	Term Loan	Prime plus 2.75%	9/14/2028	132.6	132.6	123.8	0.04%
QBS, LLC dba Sterling Optical Exton (^) (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/14/2028	77.6	77.6	68.7	0.02%
L&M Equipment, Inc (^) (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/14/2043	1,238.7	1,238.7	1,303.4	0.44%
Baby's on Broadway LLC (^) (#)	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	9/14/2028	47.8	47.8	44.8	0.02%
Peter K Lee MD, PC dba Atlanta Primary Care (^) (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/13/2043	859.6	859.6	939.1	0.32%
Underground Productions LLC dba 31 Escape (^) (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/13/2043	98.0	98.0	107.1	0.04%
Brewster Marketplace Pharmacy & Hardware, LLC (^) (#)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/13/2028	83.6	83.6	73.4	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Innovative Network Solutions Inc (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/13/2028	118.4	118.4	106.9	0.04%
Peter K Lee MD, PC dba Atlanta Primary Care LLC (^) (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/13/2028	381.0	381.0	393.5	0.13%
TPE Midstream LLC, Dasahm Company, S & S Ventures LLC and TPE Supply L (^) (#)	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/13/2028	253.2	253.2	238.9	0.08%
Perry Olson Insurance Agency Inc. dba State Farm Insurance (#)	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	9/12/2028	14.3	14.3	12.7	—%
Rancho Paving, Inc (^) (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/10/2028	179.1	179.1	176.2	0.06%
Pelican Executives Suites, LLC (^) (#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/7/2028	299.2	299.2	262.7	0.09%
NY Tent, LLC dba Tent Company of New York LLC, NY Tent Parent LLC, Dav (^) (#)	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/7/2028	308.2	308.2	292.4	0.10%
MurlinComputerCompany LLC dba Murlin Computer, (^) (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/7/2028	14.9	14.9	13.4	—%
Amaka Consulting LLC dba Donut Minis (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/7/2028	50.4	50.4	46.1	0.02%
Dr. G's Urgent Care LLC (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/7/2028	21.5	21.5	18.9	0.01%
Pool Guard of LA (^) (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/7/2028	21.5	21.5	19.0	0.01%
Asheville Spine and Nerve Institute PC (^) (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/7/2043	90.4	90.4	97.8	0.03%
Trolley Express Philly, Inc dba Shuttlebee &Honeybee Transportation LL (^) (#)	Support Activities for Transportation	Term Loan	Prime plus 2.75%	9/6/2028	12.2	12.2	11.1	—%
Extreme Auto Repair, Inc dba 1st Class Towing (^) (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/6/2028	103.9	103.9	107.3	0.04%
National Stone LTD and NSI Group Inc (^) (#)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	8/31/2044	201.3	201.3	220.5	0.08%
Living Centers Inc. dba Veranda House Senior Living (#)	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	8/31/2043	417.4	417.4	456.1	0.16%
LACCRB LLC dba PostNet (^) (#)	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/30/2028	14.4	14.4	12.9	—%
Stat Constructor L.P (^) (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/30/2028	98.9	98.9	102.1	0.03%
XL Soccer World Orlando. LLC, XL Soccer World Saco LLC, XL Sports Worl (^) (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/30/2043	445.3	445.3	486.6	0.17%
Greenfield Hill Wines & Spirits, LLC (^) (#)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	8/29/2028	87.3	87.3	77.5	0.03%
ARVAmethod LLC (^) (#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/29/2028	2.3	2.3	2.0	—%
Extreme Engineering, Inc. (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/29/2028	118.6	118.6	105.0	0.04%
Kotyark LLC dba Gibsonton Motel (^) (#)	Accommodation	Term Loan	Prime plus 2.75%	8/29/2043	81.7	81.7	89.2	0.03%
Graphish Studio, Inc. (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/28/2028	7.1	7.1	6.2	—%
JFK Transportation Inc (^) (#)	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	8/28/2028	153.9	153.9	137.5	0.05%
Atlas Geo-Constructors LLC (^) (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/24/2028	71.2	71.2	70.5	0.02%
Finn & Emma LLC (^) (#)	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	8/24/2028	119.4	119.4	104.8	0.04%
Montana Life Group, LLC (^) (#)	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	8/24/2028	7.1	7.1	6.2	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Evans and Paul LLC, Evans & Paul Unlimited Corp (^) (#)	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	8/24/2028	83.1	83.1	75.1	0.03%
Wearware Inc dba FlyWire Cameras (^) (#)	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	8/24/2028	21.4	21.4	19.1	0.01%
Zash LLC dba Papa Murphy's take 'N' Bake Pizza (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/23/2028	40.2	40.2	37.2	0.01%
Buffalo Biodiesel Inc. (^) (#)	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/21/2028	1,186.4	1,186.4	1,170.4	0.40%
Ginekis Enterprises, Inc dba Locanda Veneta (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/20/2028	82.7	82.7	73.0	0.02%
Wilkie J. Stadeker DDS (^) (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/17/2028	40.3	40.3	35.4	0.01%
Geo Tek Alaska, Inc (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/17/2044	126.9	126.9	132.7	0.05%
ATI Jet, Inc. (#)	Air Transportation	Term Loan	Prime plus 2.75%	8/16/2028	204.7	204.7	195.4	0.07%
Lewins Law, P.C. (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/16/2028	17.1	17.1	15.0	0.01%
GS Bath Inc (^) (#)	Truck Transportation	Term Loan	Prime plus 2.75%	8/15/2028	545.8	545.8	538.3	0.18%
Pamletics LLC dba F45 (^) (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/14/2028	41.5	41.5	38.3	0.01%
Conference Services International ETC LLC (^) (#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/14/2028	600.7	600.7	567.3	0.19%
L.A. Insurance Agency GA 10 LLC (^) (#)	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	8/10/2028	10.7	10.7	9.4	—%
David D. Sullivan dba DMS Construction (^) (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/9/2028	12.8	12.8	11.2	—%
Crystal Shores Inc. dba Shorewood Laundromat (^) (#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/9/2028	21.2	21.2	19.4	0.01%
Red Tail Management, Inc dba Jon Smith Subs (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/8/2028	48.0	48.0	44.6	0.02%
Palanuk & Associates, Inc.dba Wolfpk (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/8/2028	97.5	97.5	86.3	0.03%
Mercedes Cab Company, Inc (^) (#)	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	8/7/2028	123.4	123.4	111.8	0.04%
CJNR, LLC (^) (#)	Accommodation	Term Loan	Prime plus 2.75%	8/7/2043	120.5	120.5	131.7	0.04%
Ron's Pool and Spa Services LLC (^) (#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/3/2028	3.6	3.6	3.1	—%
20th Century Lanes, Inc dba West Seattle Bowl (^) (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/3/2028	106.8	106.8	104.2	0.04%
Alma Jacobsen,ODD Family Eye Care & Contact Lens LLC (^) (#)	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	8/3/2028	57.2	57.2	51.0	0.02%
Millwork Unlimited, Incorporated (^) (#)	Wholesale Electronic Markets and Agents and Brokers	Term Loan	Prime plus 2.75%	8/2/2028	7.1	7.1	6.2	—%
Accel Compression Inc., Accel Workover Services Inc. (^) (#)	Rental and Leasing Services	Term Loan	Prime plus 2.75%	8/1/2028	439.2	439.2	424.8	0.14%
Accel Compression Inc., Accel Workover Services, Inc (^) (#)	Rental and Leasing Services	Term Loan	Prime plus 2.75%	8/1/2043	308.1	308.1	315.2	0.11%
Samy Optical LLC dba Site for Sore Eyes (^) (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/1/2028	108.7	108.7	95.5	0.03%
Nichols Stephens Funeral & Cremation Services Ltd (^) (#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/30/2043	106.7	106.7	116.4	0.04%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
CSL Services Inc (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/27/2028	516.5	516.5	480.4	0.16%
Sandlot Sports Inc dba Play it Again Sports (^) (#)	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	7/26/2028	17.7	17.7	15.5	0.01%
Summitsoft Corporation (^) (#)	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	7/26/2028	119.6	119.6	105.5	0.04%
Nunez Enterprises Corporation dba La Casa (^) (#)	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	7/26/2028	7.8	7.8	6.8	—%
Relevant Elephant ,LLC (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/25/2028	8.5	8.5	7.5	—%
Fitness Central, Inc dba Fitness Central (^) (#)	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	7/25/2028	59.0	59.0	52.8	0.02%
HAVL Enterprises Inc dba FedEx (^) (#)	Couriers and Messengers	Term Loan	Prime plus 2.75%	7/24/2028	75.5	75.5	75.1	0.03%
Florida Apnea Diagnostics, LLC (^) (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/24/2028	20.1	20.1	17.6	0.01%
Top Shelf Towing and Road Service, LLC (^) (#)	Support Activities for Transportation	Term Loan	Prime plus 2.75%	7/24/2028	12.7	12.7	11.2	—%
TR Nails, LLC dba Simple Nails (^) (#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	7/20/2028	59.0	59.0	51.8	0.02%
674 Club LLC (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/17/2043	258.8	258.8	282.7	0.10%
ZA Trucking LLC (^) (#)	Truck Transportation	Term Loan	Prime plus 2.75%	7/17/2028	9.7	9.7	9.2	—%
Mother's Cantina LLC dba Mother's Cantina (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/13/2028	64.8	64.8	57.9	0.02%
Smart-tel Communications LLC (^) (#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/13/2028	21.2	21.2	21.9	0.01%
HQTRONICS LLC (^) (#)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	7/13/2028	58.9	58.9	51.7	0.02%
Smoove Move Productions, LLC dba Smoove Move Productions (^) (#)	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	7/12/2028	10.0	10.0	10.4	—%
Talent Logistix, LLC, Pinpoint Staffing LLC & ITC 2.0 LLC (^) (#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/3/2028	58.9	58.9	53.5	0.02%
Deal to Win Inc (^) (#)	Nonstore Retailers	Term Loan	Prime plus 2.75%	7/3/2028	117.9	117.9	103.5	0.04%
Vital Inspection Professionals, Inc. dba VIP (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/3/2028	293.6	293.6	282.5	0.10%
US Cargo Express, LLC (^) (#)	Support Activities for Transportation	Term Loan	Prime plus 2.75%	7/2/2043	87.7	87.7	95.8	0.03%
Bio-Haz Solutions, Inc. (^) (#)	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	5/29/2044	339.6	339.6	336.3	0.11%
Bio-Haz Solutions, Inc (#)	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/29/2029	244.8	244.8	227.6	0.08%
M J Losito Electrical Contractor's, Inc (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2028	55.1	55.1	49.2	0.02%
Corptek Solutions LLC (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/28/2028	44.5	44.5	39.0	0.01%
Critter Cabana, LLC dba Critter Cabana (^) (#)	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/28/2028	78.5	78.5	68.9	0.02%
RLW4 Builders LLC (^) (#)	Construction of Buildings	Term Loan	Prime plus 2.75%	6/27/2043	987.3	987.3	1,077.9	0.37%
National Dredging Services of North Florida, Inc. (^) (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/27/2043	28.5	28.5	31.1	0.01%
National Dredging Services of North Florida, Inc. (^) (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/27/2028	50.1	50.1	51.6	0.02%
Julie Cooper-Bierman dba Forever Shopper (^) (#)	Nonstore Retailers	Term Loan	Prime plus 2.75%	6/27/2028	15.0	15.0	13.2	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
InUSA Ventures, Inc (^) (#)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/27/2028	46.9	46.9	41.1	0.01%
Darnoc Enterprises Inc, Setira Paul Inc dba Conrad's Famous Bakery, In (^) (#)	Food Manufacturing	Term Loan	Prime plus 2.75%	6/27/2043	350.0	350.0	370.8	0.13%
Nick's Country Kitchen, LLC (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/27/2028	21.1	21.1	18.8	0.01%
Bengals, Inc. dba Royal Liquor Mart (^) (#)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/26/2043	104.9	104.9	108.5	0.04%
Peter Thomas Roth Labs LLC, & June Jacobs Labs, LLC, (^) (#)	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	6/26/2028	867.0	867.0	783.6	0.27%
Sun Pools, Inc (^) (#)	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/25/2043	302.1	302.1	292.4	0.10%
DPF Filters Inc. (^) (#)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/25/2028	64.4	64.4	58.0	0.02%
Sun Pools, Inc dba Sun Fiberglass Pools (^) (#)	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/25/2028	732.4	732.4	666.4	0.23%
Mr. Lube, Inc (^) (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/22/2043	655.3	655.3	663.7	0.23%
The Desert House Assisted Living ,LLC dba The Desert House Assisted Li (^) (#)	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	6/22/2043	77.7	77.7	82.5	0.03%
Sushi Prime, LLC and Vasilia Investments (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/22/2028	257.8	257.8	239.3	0.08%
Martha Beauty Supply And Braiding, Inc. (^) (#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/22/2043	139.7	139.7	152.5	0.05%
Judy E. Moncrief C.P.A LLC (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/22/2028	8.3	8.3	7.3	—%
Mr. Lube, Inc. (^) (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/22/2028	549.5	549.5	525.8	0.18%
York Woods Tree Service, LLC dba York Woods Tree and Products, LLC (^) (#)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/21/2043	240.4	240.4	247.1	0.08%
Independent Life LLC (^) (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/21/2028	117.2	117.2	102.8	0.04%
York Woods Tree Service, LLC dba York Woods Tree and Products, LLC (^) (#)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/21/2028	133.6	133.6	129.6	0.04%
Lilo Holdings LLC (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/20/2028	17.6	17.6	15.9	0.01%
LCP Transportation, LLC dba LCP Teleservices (^) (#)	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	6/19/2028	766.3	766.3	671.9	0.23%
Mid America Motorworks, Inc and Yager Holdings L.P (^) (#)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/19/2043	497.2	497.2	542.8	0.19%
Colovic Hackettstown Dairy LLC (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/19/2043	272.0	272.0	295.1	0.10%
Jones Roger Sherman Inn, Inc. (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/19/2028	410.9	410.9	423.8	0.14%
Allen Theatre and Back Stage Cafe LLC (^) (#)	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	6/18/2043	124.4	124.4	133.1	0.05%
Schumacker Recreation, LLC (^) (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/18/2028	140.6	140.6	145.0	0.05%
Northway Exit 29 Campground, Inc dba Adirondacks Jellystone Parks & Pa (^) (#)	Accommodation	Term Loan	Prime plus 2.75%	6/15/2043	213.5	213.5	233.1	0.08%
Softrol Systems Inc dba Softrol Systems (^) (#)	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	6/15/2028	874.2	874.2	777.2	0.26%
Venzix Ventures Inc. dba Venzix (^) (#)	Nonstore Retailers	Term Loan	Prime plus 2.75%	6/15/2028	12.4	12.4	12.0	—%
Dianne Williams and Louis Williams dba Sweetlips Store (^) (#)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/15/2043	45.7	45.7	48.2	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Oil Palace Inc. (^) (#)	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/15/2043	142.9	142.9	156.1	0.05%
Barrett Appliance Distributors Inc. dba Barrett Appliance and Home Pr (^) (#)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/14/2043	615.7	615.7	607.1	0.21%
Team Sandy Blanton Realty, Inc (^) (#)	Real Estate	Term Loan	Prime plus 2.75%	6/14/2043	96.4	96.4	96.7	0.03%
Tele Tax Express Inc (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/14/2028	21.1	21.1	20.6	0.01%
Top Cat Ready Mix, LLC & Ples Investments LLC, Pappy's Sand & Gravel (^) (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/14/2028	147.5	147.5	136.7	0.05%
E & J Sims Co. LLC (^) (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/14/2028	46.9	46.9	42.7	0.01%
Barrett Appliance Distributors, Inc dba Barrett Appliance and Home Pr (^) (#)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/14/2028	472.8	472.8	439.2	0.15%
Mastiff Studios LLC (^) (#)	Educational Services	Term Loan	Prime plus 2.75%	6/13/2043	42.2	42.2	45.6	0.02%
Ciasom LLC dba Mosaic (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/11/2028	168.7	168.7	148.8	0.05%
Golf Swing Prescription LLC (^) (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/11/2028	12.5	12.5	11.0	—%
Skyways LTD,Jet 60 LLC,Mendean Jonath, Inc,Jet AOG, Inc & Jonathan Men (^) (#)	Support Activities for Transportation	Term Loan	Prime plus 2.75%	6/8/2043	375.9	375.9	382.2	0.13%
Camp K-9 Pet Resort & Spa, Inc. (^) (#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/8/2028	7.7	7.7	6.9	—%
Beyond Grooming LLC and Michelle McWatters (^) (#)	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/8/2043	42.5	42.5	45.7	0.02%
Icebox Cafe, L.C. and Icebox Cafe at Doral,LLC (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/8/2028	741.9	741.9	664.2	0.23%
Applied Behavioral Consulting, Inc (^) (#)	Social Assistance	Term Loan	Prime plus 2.75%	6/7/2043	49.4	49.4	52.9	0.02%
H S Corporation dba Lake Anna Lodge (^) (#)	Accommodation	Term Loan	Prime plus 2.75%	6/7/2043	129.6	129.6	141.5	0.05%
Anurag, LLC dba Oakwood Package Store (^) (#)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/6/2043	135.5	135.5	137.9	0.05%
Hardway Inc and A F C Leasing, Inc (^) (#)	Rental and Leasing Services	Term Loan	Prime plus 2.75%	6/6/2028	277.9	277.9	243.7	0.08%
Sowells Consulting Engineers, LLC (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/6/2028	21.1	21.1	18.6	0.01%
SSD Designs LLC (^) (#)	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/5/2028	69.6	69.6	61.7	0.02%
Funtime ,LLC dba Indoor Playgrounds International (^) (#)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/5/2028	234.7	234.7	205.9	0.07%
Mastrocinque Restaurant Management Company LLC dba Santionii's Itali (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/1/2028	78.5	78.5	75.7	0.03%
BTD Feed & Nutrition, LLC dba Thomaston Feed Cheshire (^) (#)	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/1/2028	48.9	48.9	42.9	0.01%
Awan Business Management Group LLC, Awan Sign Company lLLC &Awan Promo (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/31/2043	272.1	272.1	286.7	0.10%
Brooks Seaplane Service Inc and Lunt Enterprises LLC (^) (#)	Scenic and Sightseeing Transportation	Term Loan	Prime plus 2.75%	5/31/2028	137.3	137.3	120.4	0.04%
Seraj Wireless, LLC (^) (#)	Electronics and Appliance Stores	Term Loan	Prime plus 2.75%	5/31/2028	116.4	116.4	119.5	0.04%
SSMV LLC dba Burgerim (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/30/2028	62.2	62.2	59.4	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Eagle Aggregate Transportation, LLC (^) (#)	Truck Transportation	Term Loan	Prime plus 2.75%	5/30/2028	81.5	81.5	75.1	0.03%
Crowley Ventures, LLC (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2028	69.5	69.5	62.0	0.02%
Iloka, Inc dba New Cloud Networks (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/25/2028	232.8	232.8	216.9	0.07%
Adow Pools LLC (^) (#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/25/2028	163.0	163.0	146.6	0.05%
Starship, LLC dba Tint World Smyrna (^) (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/25/2043	97.1	97.1	104.0	0.04%
Ocean Breeze Holdings, LLC, Ocean Beach Resort LLC & Ocean Breeze LanC (#)	Accommodation	Term Loan	Prime plus 2.75%	5/25/2043	1,245.1	1,245.1	1,359.4	0.46%
Dream Spa LLC and Dream Spa Greenwich LLC (^) (#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/25/2028	93.8	93.8	83.2	0.03%
Broadalbin Properties LLC dba Broadalbin Hotel & 1854 Pub & Eatery (^) (#)	Accommodation	Term Loan	Prime plus 2.75%	10/25/2043	200.3	200.3	219.0	0.07%
Seaside Acupuncture LLC (^) (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/24/2043	49.3	49.3	51.5	0.02%
DMA Equipment LLC (^) (#)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/24/2043	257.8	257.8	264.2	0.09%
Chem-Flotronics, Inc. (^) (#)	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	5/22/2028	93.1	93.1	83.5	0.03%
LightStorm Security LLC (^) (#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/21/2028	5.0	5.0	4.4	—%
Mark A Espinoza, DDS PLLC dba Central Dental Care (^) (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/18/2028	56.8	56.8	49.8	0.02%
Yakov Levy M.D., P.C. (^) (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/18/2028	49.7	49.7	44.0	0.01%
On Stage Enterprises LLC, On Stage Theaters Branson, LLC, On Stage Th (^) (#)	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	5/17/2028	232.8	232.8	204.1	0.07%
JVLS LLC dba Vaccines 2 Go (^) (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/17/2028	7.7	7.7	6.7	—%
Joshua One Limited Liability Company dba Genesis Personal Fitness (^) (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/16/2043	316.9	316.9	322.1	0.11%
Clore Construction LLC (^) (#)	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	5/16/2028	139.7	139.7	129.6	0.04%
James T. Hendel dba Autotexx Mobile Auto Repair (^) (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/15/2028	7.0	7.0	7.2	—%
Fireplace Outlet Inc (^) (#)	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	5/15/2028	21.0	21.0	21.6	0.01%
Galore Salon & Extension Lounge Inc dba Pretty Chic Hair & Lashes (^) (#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/14/2028	4.2	4.2	3.7	—%
Bote Virginia Beach, Inc. dba Bote Virginia Beach (^) (#)	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	5/11/2028	10.5	10.5	9.3	—%
Circle and Square, Inc dba Stamford Kumon (^) (#)	Educational Services	Term Loan	Prime plus 2.75%	5/11/2028	39.6	39.6	34.7	0.01%
Adhara, LLC (^) (#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/11/2043	43.2	43.2	45.2	0.02%
Daniel Woodward, DC PLLC dba Doc's Body Shop (^) (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/11/2028	38.4	38.4	33.6	0.01%
Baby Gentry's Childcare & Learning Academy (^) (#)	Social Assistance	Term Loan	Prime plus 2.75%	5/10/2028	10.5	10.5	9.2	—%
P & M Entertainment, LLC dba Luv 2 Play (^) (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/10/2028	112.5	112.5	103.2	0.04%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Buy Gitomer Inc., Gitgo LLC.,GitGo Archives, LLC, and Jeffrey Gitomer (^) (#)	Educational Services	Term Loan	Prime plus 2.75%	5/9/2043	714.9	714.9	780.5	0.27%
Whitetail Nurseries Inc (^) (#)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/9/2028	249.1	249.1	238.3	0.08%
Oculi Entertainment Inc (^) (#)	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	5/8/2028	21.0	21.0	18.4	0.01%
Schmaltz Operations LLC dba Companion Camp (^) (#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/7/2028	55.9	55.9	53.6	0.02%
Container Shipping, LLC (^) (#)	Support Activities for Transportation	Term Loan	Prime plus 2.75%	5/4/2028	46.6	46.6	40.8	0.01%
Wilbur Standford Jr Trucking and Excavating, LLC (^) (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/3/2028	223.5	223.5	218.3	0.07%
McIntosh Trail Management Service Organization, Inc. (^) (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/1/2028	88.5	88.5	91.3	0.03%
Olmsted LLC and 626 Van LLC dba Maison Yaki (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/1/2029	227.7	227.7	205.8	0.07%
Metropolitan Solutions Inc. (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/30/2043	174.2	174.2	176.0	0.06%
Brenden Kehren Development LLC (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/30/2028	2.8	2.8	2.4	—%
SOWC Associates LLC dba Serenity Oaks Wellness Center (^) (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/30/2043	1,233.1	1,233.1	1,346.3	0.46%
Sunlinc Inc (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/30/2028	9.0	9.0	7.9	—%
Saltamontes Tire Company, LLC (^) (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/30/2043	100.9	100.9	106.0	0.04%
Corona Dance, LLC dba Huracan Dance Studio (^) (#)	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	4/30/2028	11.1	11.1	9.7	—%
Suraj Enterprises, Inc. (^) (#)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/27/2028	289.4	289.4	273.9	0.09%
Contrada Snacks LLC (^) (#)	Truck Transportation	Term Loan	Prime plus 2.75%	4/27/2028	9.4	9.4	8.3	—%
Rory James Contracting LLC (^) (#)	Construction of Buildings	Term Loan	Prime plus 2.75%	4/27/2028	14.8	14.8	13.0	—%
Kastoria Inc. dba Bantam Pizza (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/27/2028	13.9	13.9	12.3	—%
Little Angels Daycare and Learning Center LLC (^) (#)	Social Assistance	Term Loan	Prime plus 2.75%	4/27/2043	158.3	158.3	172.8	0.06%
LMH Optics LLC dba Sterling Optical (^) (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/26/2028	46.3	46.3	40.7	0.01%
RWT Corporation dba Welding Works (^) (#)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	4/26/2043	209.4	209.4	204.2	0.07%
Matrix Z, LLC (^) (#)	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	4/26/2028	69.4	69.4	69.1	0.02%
Pledge 4 Hope LLC (^) (#)	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	4/26/2028	13.9	13.9	12.2	—%
RWT Corporation dba Welding Works (^) (#)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	4/26/2028	480.5	480.5	441.0	0.15%
K&S Hardware LLC (^) (#)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	4/26/2028	20.8	20.8	18.3	0.01%
Joe & Sons Service, Inc (^) (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/24/2028	104.1	104.1	107.4	0.04%
Kneading Dough LLC dba NY Bagel Cafe & Deli,NY Bagle, New York Bagle,N (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/23/2029	18.1	18.1	16.7	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Digzy Dogz and Grill LLC (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/20/2028	8.3	8.3	8.0	—%
Spitnale's Garage LLC (^) (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/20/2043	59.3	59.3	61.7	0.02%
Just for Boats LLC (^) (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/20/2043	17.3	17.3	18.8	0.01%
Nando LLC dba Tall Timbers Banquet and Conference Center (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/20/2028	18.7	18.7	16.9	0.01%
Veterinary Preventive Care, LLC (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/18/2028	43.2	43.2	39.4	0.01%
Rosemarie Products Company LLC (^) (#)	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	4/18/2028	13.9	13.9	12.2	—%
Means Enterprises LLC (^) (#)	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	4/18/2028	6.9	6.9	6.1	—%
James L Shoemaker APCC (^) (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/18/2028	14.8	14.8	13.0	—%
A New Dawn Psychotherapy Associates, LLC (^) (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/18/2043	86.2	86.2	87.3	0.03%
Southern HVAC LLC (^) (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/17/2043	22.2	22.2	22.2	0.01%
Southern HVAC LLC (^) (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/17/2028	37.0	37.0	35.1	0.01%
The Vine, LLC (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/17/2028	11.0	11.0	10.0	—%
Southern Oaks Athletic Club, LLC (^) (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/17/2043	361.6	361.6	387.0	0.13%
1301 Starks Inc. (^) (#)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/16/2028	20.8	20.8	21.0	0.01%
Patricia A. Freeman & Samuel C. Freeman dba Teenas Pizza (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/13/2043	42.8	42.8	44.8	0.02%
Precision Components Group Inc (^) (#)	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	4/11/2028	20.8	20.8	19.9	0.01%
Sexy Nails Center LLC (^) (#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/10/2043	199.4	199.4	214.4	0.07%
Mark Baker (^) (#)	Truck Transportation	Term Loan	Prime plus 2.75%	4/9/2028	11.1	11.1	10.1	—%
Innovation Transport LLC (^) (#)	Truck Transportation	Term Loan	Prime plus 2.75%	4/6/2028	47.5	47.5	45.5	0.02%
Newsome Mobile Notary LLC (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/5/2028	4.9	4.9	4.3	—%
Shree Lakshminarayyn Grocery Stores LLC (^) (#)	Gasoline Stations	Term Loan	Prime plus 2.75%	4/5/2043	118.2	118.2	124.5	0.04%
Bean City Bar and Grill LLC (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/4/2043	91.6	91.6	97.1	0.03%
Alaska Industrial Paint LLC (^) (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/30/2043	219.3	219.3	230.0	0.08%
GQ Investments,LLC (^) (#)	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	3/30/2028	193.5	193.5	173.4	0.06%
B&C Texas Leasing Inc and M&W Hot Oil, Inc. (^) (#)	Truck Transportation	Term Loan	Prime plus 2.75%	3/30/2028	900.6	900.6	862.3	0.29%
Master Roofing and Siding Inc. (^) (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/30/2028	243.5	243.5	213.2	0.07%
Romancing the Stone (^) (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/30/2043	342.9	342.9	354.3	0.12%
Alaska Industrial Paint LLC (^) (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/30/2028	114.6	114.6	114.2	0.04%
Michael S Brown Physical Therapy, P.C (^) (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/30/2028	90.2	90.2	79.1	0.03%
B&C Texas Leasing Inc.,M & W Hot Oill, Inc (^) (#)	Truck Transportation	Term Loan	Prime plus 2.75%	3/30/2043	265.5	265.5	268.8	0.09%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Fifth Wheel Truck Stop 001 (^) (#)	Gasoline Stations	Term Loan	Prime plus 2.75%	3/30/2043	1,126.9	1,126.9	1,124.7	0.38%
Boulevard Books Inc. (^) (#)	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/30/2043	96.0	96.0	104.1	0.04%
America's Little Leaders Academy, Inc (^) (#)	Social Assistance	Term Loan	Prime plus 2.75%	3/30/2043	22.1	22.1	23.5	0.01%
Technical Ordnance Solutions,LLC (^) (#)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/30/2028	1,142.6	1,142.6	1,008.9	0.34%
Payne's Environmental Services LLC (^) (#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/30/2028	208.3	208.3	197.8	0.07%
Kaz Wellness, LLC dba Grounded Wellness Center (^) (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/29/2028	14.6	14.6	13.5	—%
Hot Shot Services, Inc and TFB, Ltd Co (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/29/2043	393.4	393.4	429.1	0.15%
Lou & Choo Enterprises Inc. (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/28/2044	106.6	106.6	107.8	0.04%
Clancy 15 LLC and Allied Molded Products LLC (#)	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	3/28/2028	142.4	142.4	135.4	0.05%
Corning Lumber Company Inc & Frank R Close & Son Inc dba True Valley C (^) (#)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/28/2028	80.4	80.4	82.8	0.03%
Clancy 15 LLC and Allied Molded Products LLC (^) (#)	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	3/28/2043	211.8	211.8	213.4	0.07%
Montage Mountain Resorts, LP (^) (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/28/2043	1,229.3	1,229.3	1,341.1	0.46%
Kenneth Whelchel dba Whelchel Fencing and Construction (^) (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/28/2028	61.6	61.6	57.0	0.02%
Cartwright Termite & Pest Control Inc. and Cartwright Termite &Pest Co (^) (#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/28/2028	213.9	213.9	201.8	0.07%
K.C. Communications, Inc. (^) (#)	Telecommunications	Term Loan	Prime plus 2.75%	3/27/2028	57.4	57.4	59.2	0.02%
Towing Professionals of Arizona Inc dba Shamrock Towing & All Valley I (^) (#)	Support Activities for Transportation	Term Loan	Prime plus 2.75%	3/26/2043	529.8	529.8	515.9	0.18%
Towing Professionals of Arizona Inc dba Shamrock Towing, All Valley Im (^) (#)	Support Activities for Transportation	Term Loan	Prime plus 2.75%	3/26/2028	137.9	137.9	126.3	0.04%
Cable Management, LLC (^) (#)	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/23/2028	91.0	91.0	87.0	0.03%
Aque Investment Group LLC (^) (#)	Real Estate	Term Loan	Prime plus 2.75%	3/23/2028	244.0	244.0	251.4	0.09%
All Regional Recyclers of Wood LLC dba ARROW (^) (#)	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/23/2028	120.6	120.6	115.2	0.04%
Denton BioFuels LLC and Amercian BioSource, LLC (^) (#)	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/23/2028	89.6	89.6	83.5	0.03%
Shweiki Media Inc dba Study Breaks Magazine (^) (#)	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/23/2028	68.9	68.9	70.0	0.02%
Sunshine Tents and Event Rentals LLC (^) (#)	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/23/2028	56.7	56.7	58.4	0.02%
New York Label & Box Corp (^) (#)	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/23/2043	1,229.3	1,229.3	1,279.8	0.44%
Sofasco, Inc (^) (#)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/23/2043	98.3	98.3	98.4	0.03%
Kajun Martial Arts LLC (^) (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/23/2028	20.7	20.7	18.5	0.01%
ME Interiors LLC (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/22/2028	17.5	17.5	15.3	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
GeoTek Alaska, Inc (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/21/2043	835.9	835.9	872.7	0.30%
RTSP Union LLC (^) (#)	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	9/20/2028	1,146.4	1,146.4	1,072.6	0.37%
Rexco Foods LLC dba Papa John's (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/20/2028	39.1	39.1	34.2	0.01%
Cest Chic Concepts, LLC dba Salon Cest Chic (^) (#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/19/2028	10.3	10.3	9.3	—%
Car Pro Auto Spa of Stuart, LLC dba Tide Pools Island Gifts (^) (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/16/2028	20.7	20.7	21.3	0.01%
Petroleum Equipment & Services, Inc (^) (#)	Support Activities for Mining	Term Loan	Prime plus 2.75%	3/16/2028	229.8	229.8	236.1	0.08%
Camerabots Media, LLC (^) (#)	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	3/16/2028	13.8	13.8	12.4	—%
Rojenco, Inc. dba Buggy Bathe Auto Wash Lube & Detail Shoppe (^) (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/15/2043	510.4	510.4	539.3	0.18%
Rojenco II,Inc. (^) (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/15/2043	75.8	75.8	80.2	0.03%
Bear Bones, Inc. (^) (#)	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	3/15/2043	22.1	22.1	23.7	0.01%
CTD Operations Inc (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2028	61.0	61.0	54.5	0.02%
Rojenco, Inc. dba The Buggy Bathe Auto Wash Lube & Detail Shoppe (^) (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/15/2043	75.8	75.8	80.2	0.03%
Rojenco II, Inc. (^) (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/15/2043	395.8	395.8	418.2	0.14%
Summit Insights Group LLC (^) (#)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	3/14/2028	62.3	62.3	54.5	0.02%
SRG Waterfront LLC (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/9/2028	287.2	287.2	255.2	0.09%
Dante Ultimate Cleaning Service LLC (^) (#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/9/2028	9.4	9.4	8.8	—%
Bee Kidz Funzone Inc (^) (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/9/2028	180.3	180.3	163.8	0.06%
2b Mom Inc dba Mom's the Word Maternity (^) (#)	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	3/9/2028	89.6	89.6	78.5	0.03%
Treft Systems Inc (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/8/2028	13.8	13.8	12.2	—%
Integrity Machinery Moving, LLC (^) (#)	Support Activities for Transportation	Term Loan	Prime plus 2.75%	3/8/2028	20.7	20.7	21.3	0.01%
Play4Fun dba Luv 2 Play (^) (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/7/2028	164.7	164.7	151.4	0.05%
Unpainted Arizona, LLC dba Westside Bowl (^) (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/7/2043	103.0	103.0	106.5	0.04%
Espinoza & Salinas Group Ltd dba Credit 360 Consulting (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/2/2028	4.5	4.5	4.1	—%
BC Bishop Enterprises LLC dba 9Round Pooler (^) (#)	Educational Services	Term Loan	Prime plus 2.75%	3/2/2028	7.7	7.7	6.9	—%
Stepping Stones Childrens Academy (^) (#)	Social Assistance	Term Loan	Prime plus 2.75%	3/2/2043	250.3	250.3	266.6	0.09%
Connie Engelbrecht (^) (#)	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	2/28/2028	2.7	2.7	2.5	—%
The Law Offices of Samuel R Miller LLC (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/28/2043	116.9	116.9	127.3	0.04%
Merciful Heavenly Homes, LLC (^) (#)	Nursing and Residential Care Facilities	Term Loan	8%	2/28/2043	63.5	63.5	58.4	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Urban Fitness Group LLC dba Crunch Fitness Group LLC (^) (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2028	204.4	204.4	210.6	0.07%
Carey Collision Repairs Inc. (^) (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/27/2028	68.5	68.5	61.7	0.02%
Betty's Catering Corp, Betty's Decoration & Wedding Center Inc. (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/26/2043	349.0	349.0	380.7	0.13%
Purely Seed LLC (^) (#)	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	2/26/2028	113.3	113.3	99.2	0.03%
Carries Cakes and Catering, Inc dba Carrie's Cakes and Confections (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/23/2028	4.6	4.6	4.0	—%
Jackpine Technologies Corporation (^) (#)	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	2/22/2028	72.2	72.2	69.6	0.02%
Crossfit iQ LLC (^) (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/21/2028	38.8	38.8	35.0	0.01%
Wellfleet Consulting Inc. (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/21/2028	13.7	13.7	12.0	—%
New View Media Group LLC (^) (#)	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	2/16/2028	75.3	75.3	77.6	0.03%
Town & Country Transportation Co. (^) (#)	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	2/16/2028	60.6	60.6	62.4	0.02%
Lulinjett LLC dba All American Printing & Design (^) (#)	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	2/14/2043	104.7	104.7	114.2	0.04%
Margab Inc dba Smoothie King (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/13/2028	11.6	11.6	10.5	—%
JumboMarkets, Inc. (^) (#)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/13/2028	189.4	189.4	172.3	0.06%
Tony Herring & Associates, Inc. (^) (#)	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	2/9/2028	7.5	7.5	7.6	—%
Start "UP "Dreams, Inc dba SDC Concrete and Start"UP" Dream Constructi (^) (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/9/2028	68.5	68.5	63.7	0.02%
Quality Machine of Iowa, Inc (^) (#)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	2/9/2028	1,176.7	1,176.7	1,129.1	0.38%
Apps Inc., Market Share, and Singular Leaseholdings LLC (^) (#)	Telecommunications	Term Loan	Prime plus 2.75%	2/8/2028	478.4	478.4	418.8	0.14%
De La Vega LLC dba De La Vega Deland and De La Vega Oviedo (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/7/2028	71.6	71.6	65.4	0.02%
Macrotech Integrated Management Solutions dba Extreme Lawn Care (^) (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/5/2028	11.0	11.0	11.3	—%
Midlothian Hardware Inc dba Grills True Value (^) (#)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	2/2/2028	13.7	13.7	14.1	—%
M&R Wong LLC (^) (#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	2/1/2028	10.9	10.9	9.5	—%
Chace Building Supply of CT Inc., (^) (#)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	1/31/2043	294.5	294.5	321.3	0.11%
Rocco'sLandscaping LLC (^) (#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/31/2043	73.6	73.6	80.3	0.03%
USA General Investment LLC dba Braniff Paint and Body Shop (^) (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	1/31/2028	13.6	13.6	12.3	—%
WydeBodi, LLC dba Wyde Bodi Auto Tags (^) (#)	Support Activities for Transportation	Term Loan	Prime plus 2.75%	1/30/2043	46.6	46.6	49.1	0.02%
New Phaze Packaging Inc (^) (#)	Paper Manufacturing	Term Loan	Prime plus 2.75%	1/26/2043	940.8	940.8	1,020.9	0.35%
Parati USA Inc (^) (#)	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	1/25/2028	19.2	19.2	16.8	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Concrete Services LLC and James Ward (^) (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/25/2028	90.6	90.6	84.5	0.03%
Southside BBQ Corp (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/25/2028	17.7	17.7	18.2	0.01%
Flair Interiors, Inc dba Giant Don's Flooring America (^) (#)	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	1/24/2028	124.6	124.6	128.4	0.04%
Tier1 Solutions LLC (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/23/2028	6.8	6.8	6.1	—%
Lavish Specs Inc (^) (#)	Machinery Manufacturing	Term Loan	Prime plus 2.75%	1/19/2028	6.8	6.8	6.0	—%
Friend Contractors, LLC (^) (#)	Construction of Buildings	Term Loan	Prime plus 2.75%	1/19/2043	228.0	228.0	236.5	0.08%
Weeping Willow Kennels, Inc. (^) (#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/19/2028	9.5	9.5	9.8	—%
Lou & Choo Enterprises Inc dba Lou & Choo Lounge (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/18/2043	112.8	112.8	116.2	0.04%
MedWorxs Inc. (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/18/2028	71.4	71.4	62.5	0.02%
Specialized Dairy Processors LLC and Nathaly Zapata (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/16/2028	58.9	58.9	51.6	0.02%
Human Resource Time Manager LLC (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/8/2028	14.0	14.0	14.4	—%
Impress Therapeutic Massage LLC (^) (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/8/2043	61.8	61.8	65.6	0.02%
Sandfree Systems LLC (^) (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/5/2028	6.8	6.8	7.0	—%
Crad Holding LLC dba Neighborhood Laundry of Bloomfield (^) (#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/5/2028	56.6	56.6	50.0	0.02%
Social Link LLC (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/29/2027	10.1	10.1	9.5	—%
Anglin Cultured Stone Products LLC (^) (#)	Construction of Buildings	Term Loan	Prime plus 2.75%	12/27/2042	630.5	630.5	657.5	0.22%
Morrocco Method, Inc (^) (#)	Chemical Manufacturing	Term Loan	Prime plus 2.75%	12/27/2042	712.7	712.7	778.3	0.27%
Dudeck Enterprise LLC dba Detail Garage Las Vegas (^) (#)	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/22/2027	14.6	14.6	15.2	0.01%
Muckamuck Trucks, Inc. (^) (#)	Truck Transportation	Term Loan	Prime plus 2.75%	12/22/2027	12.4	12.4	12.2	—%
Medical Plaza of Boro Park PC (^) (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/22/2027	56.3	56.3	52.7	0.02%
O'Rourke's Diner, LLC (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/22/2027	3.4	3.4	3.4	—%
Bisson Transportation Inc (^) (#)	Truck Transportation	Term Loan	Prime plus 2.75%	12/22/2027	67.5	67.5	68.2	0.02%
Jacliff Investments Inc dba International Heal (^) (#)	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	12/22/2027	45.0	45.0	42.1	0.01%
Salida Family Chiropractic-PPLC dba Salida Sport and Spine (^) (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/22/2027	10.8	10.8	10.1	—%
Landmark Ventures USA Inc (^) (#)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	12/22/2027	56.3	56.3	52.7	0.02%
TrialHawk Litigation Group LLC (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/22/2027	14.2	14.2	13.3	—%
Advance Case Parts Inc (^) (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/22/2027	45.4	45.4	45.1	0.02%
Lab Partner, LLC and Beechtree Diagnostics, LLP and Cottonwood Diag (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/22/2027	700.5	700.5	661.7	0.23%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Blue Lagoon Resort, LLC dba Hill View Cottages (^) (#)	Accommodation	Term Loan	Prime plus 2.75%	12/21/2042	184.8	184.8	205.2	0.07%
CT Auto Spa LLC (^) (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/21/2027	196.3	196.3	203.3	0.07%
DHD Enterprise LLC dba Edible Arrangements #1699 (^) (#)	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/21/2027	20.6	20.6	19.9	0.01%
Tropical Stone LLC (^) (#)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/21/2027	169.6	169.6	176.4	0.06%
DBMS Consulting, Inc. (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/20/2027	67.5	67.5	67.0	0.02%
Best Quality Home Care LLC (^) (#)	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	12/19/2027	6.8	6.8	6.4	—%
Auto Excellance of Fort Myers Inc. (^) (#)	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/19/2042	104.1	104.1	115.5	0.04%
1-0 Granny's Helpful Hands, LLC (^) (#)	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	12/15/2027	20.3	20.3	19.1	0.01%
Legion Bowl, Inc & Legion Pub Inc (^) (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/15/2042	327.3	327.3	363.3	0.12%
Montessori Community School (^) (#)	Social Assistance	Term Loan	Prime plus 2.75%	12/15/2027	56.5	56.5	55.8	0.02%
Ocean Trans LLC & Dehal Trucking LLC (^) (#)	Truck Transportation	Term Loan	Prime plus 2.75%	12/15/2042	598.7	598.7	625.9	0.21%
Neville Galvanizing, Inc (^) (#)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2042	625.0	625.0	666.6	0.23%
JMD Aviation Holdings, LLC (#)	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/15/2027	450.1	450.1	464.2	0.16%
Capital Containers LLC (^) (#)	Truck Transportation	Term Loan	Prime plus 2.75%	12/15/2027	20.3	20.3	19.2	0.01%
Peanut Butter & Co., Inc (^) (#)	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/15/2027	202.5	202.5	189.5	0.06%
KR Calvert & Co, LLC (^) (#)	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	12/14/2027	439.9	439.9	412.9	0.14%
Royalty Freight Inc (^) (#)	Truck Transportation	Term Loan	Prime plus 2.75%	12/14/2027	601.8	601.8	563.3	0.19%
Atlas Geo-Constructors, LLC (^) (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/14/2027	273.6	273.6	273.6	0.09%
Barcade Holdings, LLC ,Barcade LLC,& Barcade New Haven LLC (^) (#)	Management of Companies and Enterprises	Term Loan	Prime plus 2.75%	12/14/2027	56.7	56.7	53.8	0.02%
Heung Kyun Im (^) (#)	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/14/2027	13.9	13.9	13.0	—%
AADJ Empire Inc and AADJ Galaxy Inc. (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/14/2042	177.5	177.5	187.8	0.06%
LP Industries Inc. dba Childforms (^) (#)	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	12/14/2027	67.5	67.5	67.8	0.02%
Beale Street Blues Company Inc.dba B.B. King's Club-Memphis (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/14/2027	906.9	906.9	853.5	0.29%
Hana Pastries Enterprises LLC dba Hana Kitchens, Hana Pastries, Inc. d (^) (#)	Food Manufacturing	Term Loan	Prime plus 2.75%	12/14/2027	86.9	86.9	88.4	0.03%
Nichols Fire and Security LLC (^) (#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/13/2042	85.7	85.7	91.9	0.03%
Hardway Inc & AFC Leasing Inc (^) (#)	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/13/2027	824.9	824.9	772.0	0.26%
LPB LPB Property Management Inc dba Wilderness View Cabins & Ellijay C (^) (#)	Real Estate	Term Loan	Prime plus 2.75%	12/12/2042	98.2	98.2	108.7	0.04%
Clore Construction LLC (^) (#)	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	12/12/2027	416.2	416.2	413.6	0.14%
Jai Ganeshai LLC, Mahiveera 1 LLC, Mahiveera 2 LLC & KSVP LLC (^) (#)	Gasoline Stations	Term Loan	Prime plus 2.75%	12/12/2027	45.0	45.0	42.1	0.01%
Big Picture Group LLC (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/12/2027	338.1	338.1	325.7	0.11%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
A-1 Van Services Inc (^) (#)	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	12/12/2027	647.8	647.8	647.7	0.22%
Sky Way Enterprises, Inc, A-Liner-8-Aviation, Inc, Kissimmee Aviation (^) (#)	Air Transportation	Term Loan	Prime plus 2.75%	12/12/2027	451.6	451.6	422.7	0.14%
The Ohio Valley Group Inc dba Ohio Valley Landscapes & Design (^) (#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/12/2027	13.5	13.5	12.9	—%
Clear Sound Communications, Inc (^) (#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/8/2027	3.4	3.4	3.2	—%
AV Strategy Inc (^) (#)	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/8/2027	398.3	398.3	390.4	0.13%
JVLS LLC dba Vaccines 2 Go (^) (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/7/2027	13.5	13.5	12.6	—%
Kim Howard Corp dba NPN Machine Tools (^) (#)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/7/2042	563.9	563.9	625.1	0.21%
IHC Hardware Inc. (^) (#)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/6/2042	97.9	97.9	102.7	0.04%
ODS Inc (^) (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/6/2027	44.1	44.1	42.9	0.01%
Healthcare Interventions, Inc dba Brightstar Healthcare of & Brightsta (^) (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/4/2027	13.5	13.5	12.6	—%
Oil Palace, Inc. (^) (#)	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/4/2042	969.6	969.6	1,076.3	0.37%
PS Camping Inc. (^) (#)	Accommodation	Term Loan	Prime plus 2.75%	12/1/2027	18.5	18.5	19.0	0.01%
Square1 Partners, LLC (^) (#)	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	12/1/2027	56.3	56.3	52.7	0.02%
Utara LLC (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/1/2027	21.0	21.0	20.4	0.01%
Linda Jean Howard Riley dba The Rusty Bolt (^) (#)	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/1/2042	20.6	20.6	22.8	0.01%
Salud Bar & Grill LLC (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/1/2027	50.6	50.6	47.6	0.02%
Fortress Verve Inc, Maurice R. Margules and Antonie C. Reinhard (^) (#)	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	11/30/2027	117.3	117.3	120.0	0.04%
WTI Distribution Inc (^) (#)	Support Activities for Transportation	Term Loan	Prime plus 2.75%	11/30/2027	35.8	35.8	35.3	0.01%
Frontier Sand LLC (^) (#)	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	11/30/2027	463.6	463.6	470.0	0.16%
Create- A- Stitch, Inc (^) (#)	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/30/2042	85.6	85.6	94.2	0.03%
J. Venture Holdings, LLC (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/30/2027	11.1	11.1	11.6	—%
Skin Beauty Bar Inc. and Tameka J. Mathis (^) (#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/30/2027	8.0	8.0	7.7	—%
OPH Lexington, Inc (^) (#)	Social Assistance	Term Loan	Prime plus 2.75%	11/29/2042	191.0	191.0	212.0	0.07%
Clearwater Transportation LTD dba Thrifty Car Rental, Dollar Rent A Ca (^) (#)	Rental and Leasing Services	Term Loan	Prime plus 2.75%	11/29/2027	154.6	154.6	147.0	0.05%
Our Playhouse Preschool, LLC (^) (#)	Social Assistance	Term Loan	Prime plus 2.75%	11/29/2042	231.7	231.7	257.2	0.09%
Beacon Brewing LLC and C' Sons, LLC (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/27/2042	124.1	124.1	137.8	0.05%
Step Up Academy of the Arts, LLC (^) (#)	Educational Services	Term Loan	Prime plus 2.75%	11/22/2027	14.1	14.1	13.2	—%
Webtez Inc dba Mod Vans (^) (#)	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/22/2027	62.6	62.6	58.8	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
JMD Corporation dba Dart's True Value (^) (#)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/22/2027	16.7	16.7	16.5	0.01%
Grumpy's Restaurant Company, LLC (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/21/2027	63.5	63.5	59.6	0.02%
Cali Fit Meals (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/21/2027	20.1	20.1	19.9	0.01%
PB Market LLC dba Pure Barre (^) (#)	Educational Services	Term Loan	Prime plus 2.75%	11/21/2027	97.0	97.0	90.9	0.03%
B Lam LLC (^) (#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/20/2042	177.3	177.3	193.7	0.07%
TPE Midstream LLC, Dasham Company dba Sahm Co & S & S Ventures Inc. (^) (#)	Rental and Leasing Services	Term Loan	Prime plus 2.75%	11/17/2027	169.0	169.0	169.3	0.06%
Maya Motel, LLC dba Town House Motel (^) (#)	Accommodation	Term Loan	Prime plus 2.75%	11/17/2042	55.7	55.7	61.9	0.02%
SSI Refrigerated Express Inc. and Robert M Stallone (^) (#)	Truck Transportation	Term Loan	Prime plus 2.75%	11/17/2027	56.5	56.5	53.7	0.02%
Jacob's Towing, Inc.dba Jacob's Automotive Locksmith & Jacob's Auto Re (^) (#)	Support Activities for Transportation	Term Loan	Prime plus 2.75%	11/17/2027	44.7	44.7	43.2	0.01%
Southern Specialty Contractor, LLC & Ronald David Holbrook Jr. (^) (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/17/2027	47.4	47.4	44.6	0.02%
Murf & Sons LLC (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/16/2027	148.7	148.7	140.6	0.05%
H & H Hotshot Services, Inc. (^) (#)	Couriers and Messengers	Term Loan	Prime plus 2.75%	11/16/2027	62.6	62.6	60.3	0.02%
J R Wholesale Tires & Auto Center, LLC (^) (#)	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/15/2042	13.2	13.2	14.7	0.01%
Auto Rx LLC,J&P Auto Repair Inc (^) (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/15/2042	191.9	191.9	212.2	0.07%
Marcaco LLC (^) (#)	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	11/15/2042	646.9	646.9	707.0	0.24%
Paramount Dance Studios Inc. and Homestead Dance Supply (^) (#)	Educational Services	Term Loan	Prime plus 2.75%	10/14/2043	460.5	460.5	498.1	0.17%
Wing King at the Gardens LLC (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/10/2027	8.7	8.7	8.2	—%
Linqserv Inc. (^) (#)	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	11/9/2027	285.6	285.6	297.1	0.10%
Hofgard & Co, Inc dba Hofgard Benefits and James Marsh (^) (#)	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	11/8/2027	13.4	13.4	12.5	—%
JNP Delivery Inc (^) (#)	Couriers and Messengers	Term Loan	Prime plus 2.75%	11/7/2027	100.1	100.1	97.8	0.03%
His Loving Hands Christian Academy, Inc. (^) (#)	Social Assistance	Term Loan	Prime plus 2.75%	11/6/2042	89.7	89.7	98.1	0.03%
Sterling Campbell Insurance Agency, Inc (^) (#)	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	11/3/2027	6.7	6.7	6.3	—%
S & S Auto Body Shop Inc. (^) (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/3/2042	161.4	161.4	178.1	0.06%
Top Quality Dent Service LLC (^) (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/2/2027	5.4	5.4	5.0	—%
Edge Studios Inc Radiant Yoga LLC (^) (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/1/2027	59.4	59.4	56.5	0.02%
Rachael Reel dba Rachel Reel Insurance Age (^) (#)	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	10/31/2027	6.7	6.7	6.2	—%
Berza TLG,LLC dba The Little Gym of Lake Charles (^) (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/31/2027	37.6	37.6	35.7	0.01%
The Five Lakes LLC (^) (#)	Educational Services	Term Loan	Prime plus 2.75%	10/30/2042	463.9	463.9	514.9	0.18%
Die Hard Used Car Sales (^) (#)	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/30/2042	55.0	55.0	61.1	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Blue Eagle Transport Inc , Golden Eagle Transport, Inc & Green Eagle T (^) (#)	Couriers and Messengers	Term Loan	Prime plus 2.75%	10/27/2027	33.3	33.3	31.8	0.01%
Sage Oil LLC (^) (#)	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	10/27/2027	8.9	8.9	8.4	—%
Ashore Ventures Inc dba PuroClean Professional Restoration (^) (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/27/2027	12.9	12.9	12.3	—%
Cardinal Homes, Inc (^) (#)	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	10/27/2027	97.1	97.1	101.0	0.03%
Suzie LLC dba Tony D's Restaurant (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/25/2042	85.5	85.5	94.0	0.03%
White Walker LLC dba Frenchette (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/25/2027	235.0	235.0	244.5	0.08%
Grand Blanc Lanes, Inc. (^) (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/25/2027	13.3	13.3	13.8	—%
Schafer Fisheries Inc (^) (#)	Food Manufacturing	Term Loan	Prime plus 2.75%	10/25/2027	31.0	31.0	32.3	0.01%
Action Physical Therapy Yoga and Wellness Center Inc. (^) (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/24/2027	20.0	20.0	20.2	0.01%
The Jig, LLC (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/24/2042	74.8	74.8	81.4	0.03%
Florida Apnea Diagnostics LLC (^) (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/20/2027	145.7	145.7	138.1	0.05%
Looky Enterprises, LLC (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/18/2027	59.0	59.0	56.3	0.02%
Island Refrigeration & AC Inc (^) (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/18/2042	134.5	134.5	145.1	0.05%
H and K Dry Cleaning LLC ,Quintero Shopping Center LLC,Aqua Laundry, L (^) (#)	Electronics and Appliance Stores	Term Loan	8.0625%	10/17/2042	62.9	62.9	57.9	0.02%
Blueridge Armor LLC (^) (#)	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	10/17/2027	7.3	7.3	7.2	—%
Albas Bar & Grill LLC (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/13/2042	44.0	44.0	46.3	0.02%
Cortez Landscaping, LLC (^) (#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/13/2027	17.0	17.0	16.6	0.01%
Crawfordsville Fitness LLC dba Planet Fitness (^) (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/13/2027	110.1	110.1	105.0	0.04%
On Call Services LLC (^) (#)	Construction of Buildings	Term Loan	Prime plus 2.75%	10/13/2027	16.0	16.0	16.6	0.01%
JD Ventures LLC and JD Roof Co LLC (^) (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/12/2027	20.0	20.0	19.0	0.01%
Pro Anderson, LLC (^) (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/11/2027	48.0	48.0	45.4	0.02%
Sandbox Ventures LLC (^) (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/11/2027	16.6	16.6	16.8	0.01%
Eye Optique Inc. (^) (#)	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	10/5/2027	13.3	13.3	12.5	—%
Becky Lou Corp dba Rent A Center (^) (#)	Rental and Leasing Services	Term Loan	Prime plus 2.75%	10/2/2027	80.8	80.8	79.0	0.03%
Ains Holding Company LLC (^) (#)	Management of Companies and Enterprises	Term Loan	Prime plus 2.75%	10/2/2027	75.8	75.8	72.2	0.02%
Dan Cline Transport Inc. (^) (#)	Truck Transportation	Term Loan	Prime plus 2.75%	9/29/2030	911.7	911.7	879.7	0.30%
Cagwin Trucking LLC (^) (#)	Truck Transportation	Term Loan	Prime plus 2.75%	9/29/2042	319.0	319.0	350.2	0.12%
Sashshel Corporation (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/29/2042	207.5	207.5	230.2	0.08%
Threads of Time LLC (^) (#)	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	9/29/2042	134.1	134.1	143.3	0.05%
Harco Metal Products Inc (^) (#)	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	9/29/2042	480.4	480.4	500.8	0.17%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Miechella Suzette Decker (^) (#)	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/29/2042	97.7	97.7	108.3	0.04%
Chicago American Manufacturing LLC, Dockside Steel ProcessingLLC and S (^) (#)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/29/2042	1,219.8	1,219.8	1,319.2	0.45%
Pets A Go Go LLC (^) (#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/28/2042	194.3	194.3	211.5	0.07%
Rhode Island Tennis Management LLC (^) (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2042	536.4	536.4	572.5	0.20%
Rhode Island Tennis Management LLC (^) (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2042	373.5	373.5	398.7	0.14%
National Media Services, Inc (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/28/2027	16.5	16.5	15.4	0.01%
Nicholson Lumber Co Inc. (^) (#)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/28/2030	197.6	197.6	204.2	0.07%
Complete Care IT LLC (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/27/2027	13.0	13.0	12.1	—%
Technologist Inc (^) (#)	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/27/2027	238.0	238.0	247.2	0.08%
Inspirations Food Design, Inc (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/26/2042	456.1	456.1	491.0	0.17%
Rollins Construction & Trucking LLC (^) (#)	Construction of Buildings	Term Loan	Prime plus 2.75%	9/26/2027	292.0	292.0	298.3	0.10%
JPS Arthur Kill Rd Bakery Corp dba Aunt Butches of Brooklyn (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/22/2027	19.8	19.8	18.6	0.01%
KB Waterjet Cutting LLC (^) (#)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/22/2027	9.0	9.0	8.7	—%
Sallee Pro-Custom Fabrication Shop LLC (^) (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/21/2027	7.9	7.9	8.2	—%
Sound Manufacturing, Inc. & Monster Power Equipment, Inc. (^) (#)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/20/2027	175.8	175.8	175.5	0.06%
Montessori Community School (^) (#)	Social Assistance	Term Loan	Prime plus 2.75%	9/20/2042	383.8	383.8	404.5	0.14%
Alpha Preparatory Academy LLC (^) (#)	Social Assistance	Term Loan	Prime plus 2.75%	9/20/2042	158.5	158.5	168.9	0.06%
CR Park Incorporated dba Define Body and Mind (^) (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/20/2027	88.4	88.4	84.7	0.03%
Excel, RP Inc. (^) (#)	Machinery Manufacturing	Term Loan	Prime plus 2.75%	9/20/2027	88.8	88.8	87.0	0.03%
Max Home Deliveries, Inc (^) (#)	Couriers and Messengers	Term Loan	Prime plus 2.75%	9/20/2027	70.6	70.6	68.8	0.02%
Denek Contracting Inc and Denek Leasing LLC (^) (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/20/2042	204.7	204.7	227.1	0.08%
Alexander Pierce Corporation (^) (#)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/20/2042	609.1	609.1	651.7	0.22%
NY Tent LLC & NY Tent Parent, LLC dba Tent Company of New York (^) (#)	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/20/2027	906.9	906.9	910.0	0.31%
Imagine By Carleen, Inc. (^) (#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/20/2027	6.6	6.6	6.7	—%
Insight Diagnostic Technologist Services (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/20/2027	266.6	266.6	256.4	0.09%
Commonwealth Diagnostics International, Inc (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/20/2027	1,063.3	1,063.3	1,104.4	0.38%
CIS BIG DOG, LLC (^) (#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/19/2027	56.6	56.6	58.5	0.02%
Stone's Construction and Remodeling, LLC (^) (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/19/2027	4.6	4.6	4.3	—%
Party By Design Inc. (^) (#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/18/2042	1,185.5	1,185.5	1,260.5	0.43%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Inglis Food Mart Inc. (^) (#)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/15/2027	19.8	19.8	20.5	0.01%
Clinton Food Market LLC (^) (#)	Gasoline Stations	Term Loan	Prime plus 2.75%	9/15/2042	255.9	255.9	274.3	0.09%
Li Family Spokane LLC (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/15/2042	375.0	375.0	409.9	0.14%
Tarleton & Family Landscaping, LLC (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/15/2027	73.8	73.8	70.6	0.02%
Alaska Motor Home Inc (^) (#)	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/13/2027	291.9	291.9	272.9	0.09%
Nails By Mercede LLC (^) (#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/13/2027	12.6	12.6	12.4	—%
Fox Valley Rentals & Investments, LLC (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 3.75%	9/13/2027	6.6	6.6	6.9	—%
Town & Country Transportation Co. and Popco, LLC. (^) (#)	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/12/2042	164.8	164.8	182.8	0.06%
Rajbai Maa Inc. dba Nara Lounge (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/12/2042	379.0	379.0	398.3	0.14%
Morgan Lynn Kerstetter dba Catherine School of Dance (^) (#)	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/11/2027	6.6	6.6	6.9	—%
Health & Performance Center, LLC (^) (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/11/2027	18.0	18.0	16.8	0.01%
Foxtail, LLC and Tottly New Services Corp (^) (#)	Social Assistance	Term Loan	Prime plus 2.75%	9/8/2042	284.0	284.0	305.2	0.10%
Desert Ribs, LLC and Famous Charlie, LLC and Famous Freddie, LLC (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/8/2042	1,227.4	1,227.4	1,267.9	0.43%
Echelon Planning Group, LLC dba Echelon Financial Services and Echelon (^) (#)	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	9/8/2027	6.6	6.6	6.8	—%
Crazy Beatz Productions LLC (^) (#)	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 3.75%	9/7/2027	4.7	4.7	4.7	—%
South Fulton Landscape & Nursery, Inc. (^) (#)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/7/2042	97.7	97.7	108.3	0.04%
Dreaming Big Learning Center Inc (^) (#)	Social Assistance	Term Loan	Prime plus 2.75%	9/5/2042	362.2	362.2	388.8	0.13%
Big Coop's Trucking LLC (^) (#)	Truck Transportation	Term Loan	Prime plus 2.75%	9/1/2027	88.1	88.1	87.4	0.03%
Blue EagleTransport Inc, Greeneagle Transport Inc & Golden Eagle Tran (^) (#)	Couriers and Messengers	Term Loan	Prime plus 2.75%	8/31/2027	335.6	335.6	320.1	0.11%
Busby Outdoor LLC (^) (#)	Real Estate	Term Loan	Prime plus 2.75%	8/29/2042	537.9	537.9	540.8	0.18%
Busby Outdoor LLC (^) (#)	Real Estate	Term Loan	Prime plus 2.75%	8/29/2042	684.7	684.7	688.4	0.23%
Parlay Disributors LLC (^) (#)	Educational Services	Term Loan	Prime plus 2.75%	8/25/2027	98.3	98.3	92.9	0.03%
Lake County Tow LLC (^) (#)	Support Activities for Transportation	Term Loan	Prime plus 2.75%	8/25/2042	85.2	85.2	91.1	0.03%
InUSA Ventures Inc dba InUSA Services (^) (#)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	8/24/2027	21.9	21.9	20.4	0.01%
Genuine Ventures LLC and Seaweed Ventures LLC (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/24/2030	510.6	510.6	509.3	0.17%
R & R Strength & Conditioning Corp dba Crossfit Light House Point (^) (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/23/2042	80.5	80.5	89.2	0.03%
Delicias de Minas Restaurant, LLC (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/22/2027	180.2	180.2	184.2	0.06%
L&V Auto Sales, Inc. (^) (#)	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	8/21/2027	15.7	15.7	16.3	0.01%
M.E. Interiors LLC (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/21/2027	14.6	14.6	13.7	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Damiano Global Corp (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/21/2027	19.7	19.7	19.5	0.01%
Tier1 Solutions LLC (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/18/2027	16.4	16.4	15.8	0.01%
Tony Herring & Associates, Inc (^) (#)	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	8/17/2027	6.6	6.6	6.1	—%
Chester's World Enterprise LLC (^) (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/16/2027	19.7	19.7	19.0	0.01%
D'Amato & Sons Construction, Inc. (^) (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/11/2027	7.2	7.2	7.0	—%
L & J Corporate Services Inc (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/4/2027	6.4	6.4	6.0	—%
Furniture Masters Limited Liability Company (^) (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/3/2027	7.9	7.9	7.4	—%
HMG Strategy LLC, (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/2/2027	43.7	43.7	40.8	0.01%
Bowl Mor LLC dba Bowl Mor Lanes (^) (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/31/2027	6.5	6.5	6.1	—%
Hope Health Care, LLC (^) (#)	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	7/31/2027	9.1	9.1	8.5	—%
Royal Blue Investments, Inc. and Cleland Pharmacy LLC (^) (#)	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	7/31/2042	51.5	51.5	56.5	0.02%
Raffi's Inc dba Atlantic Auto Center (^) (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/31/2027	12.4	12.4	12.8	—%
Sharon G McMillen, MA Psychologist, Inc. (^) (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/28/2027	16.1	16.1	15.1	0.01%
HQTRONIC LLC (^) (#)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	7/27/2027	19.5	19.5	18.2	0.01%
Oberon IT, Inc. (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/26/2027	189.8	189.8	185.0	0.06%
Gilles Peress Studio LLC (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/25/2027	55.1	55.1	51.5	0.02%
Obok LLC (^) (#)	Food Manufacturing	Term Loan	Prime plus 2.75%	7/21/2027	10.4	10.4	10.3	—%
Ocean Trans LLC (^) (#)	Truck Transportation	Term Loan	Prime plus 2.75%	7/21/2027	32.6	32.6	30.5	0.01%
Lil Tots' Learning Center LLC (^) (#)	Social Assistance	Term Loan	Prime plus 2.75%	7/21/2042	46.2	46.2	49.5	0.02%
Matrix Z LLC (^) (#)	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 3.75%	7/19/2027	6.6	6.6	7.0	—%
Nova Solutions, Inc. (^) (#)	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	7/19/2027	21.7	21.7	22.2	0.01%
Aitheras Aviation Group, LLC(OH) , Aitheras Aviation Group, LLC(FL) (^) (#)	Air Transportation	Term Loan	Prime plus 2.75%	7/18/2027	715.4	715.4	671.9	0.23%
Wildflour Bakery & Cafe, LLC (^) (#)	Food Manufacturing	Term Loan	Prime plus 2.75%	7/17/2027	19.5	19.5	20.3	0.01%
Koep Companies dba Pipestone True value (^) (#)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	7/14/2042	317.5	317.5	335.6	0.11%
Florida Home and Kitchen LLC (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/14/2027	10.4	10.4	9.7	—%
Rocks Auto Exchange LLC (^) (#)	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	7/13/2027	12.8	12.8	12.0	—%
McCord Holdings, Inc. dba Fast Signs 176101 (^) (#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/7/2027	16.3	16.3	15.5	0.01%
Thrifty Market Inc dba Thrifty Foods (^) (#)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	7/6/2027	89.3	89.3	86.2	0.03%
The Country House Restaurant, LLC and Pelton Real Estate, LLC (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2042	48.6	48.6	53.2	0.02%
Qycell Corporation (^) (#)	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/30/2027	65.6	65.6	68.1	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
J. T. O'Neill Company, L.L.C (^) (#)	Real Estate	Term Loan	Prime plus 2.75%	6/30/2027	12.9	12.9	12.1	—%
Hamilton & Associates Real Estate and Investments Firm LLC (^) (#)	Real Estate	Term Loan	Prime plus 2.75%	6/30/2042	52.5	52.5	56.7	0.02%
New Chicago Wholesale Bakery Inc. (^) (#)	Food Manufacturing	Term Loan	Prime plus 2.75%	6/30/2027	12.9	12.9	13.0	—%
J&M Civil Construction Services LLC (^) (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/30/2027	86.1	86.1	80.4	0.03%
JWH Designs, LLC (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/30/2027	91.5	91.5	85.4	0.03%
BQRS, Inc. DBA Gresham Meineke Car Care Center (^) (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/30/2027	54.2	54.2	51.3	0.02%
Best Bees Company (^) (#)	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	6/29/2027	19.4	19.4	18.1	0.01%
Stiegelbauer Associates Inc. (^) (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2027	266.4	266.4	276.4	0.09%
Oakhill Farms, LLC (^) (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2030	90.6	90.6	95.4	0.03%
Greensboro Plastic Surgical Associates, PA (^) (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/29/2042	563.3	563.3	600.9	0.20%
Malhame & Company Publishers & Importers Inc. (^) (#)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/29/2027	77.5	77.5	72.4	0.02%
Intellixion LLC (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/29/2027	3.2	3.2	3.0	—%
Ocean Trans LLC and Dehal Trucking LLC (^) (#)	Truck Transportation	Term Loan	Prime plus 2.75%	6/29/2027	524.2	524.2	489.2	0.17%
Foxhop Fitness, LLC (^) (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/28/2027	80.2	80.2	75.4	0.03%
Akal Express Inc. dba Truck Trailer Service Stop (^) (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/28/2042	58.2	58.2	63.9	0.02%
Old Dominion Transportation Group, Inc. (^) (#)	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	6/28/2027	871.4	871.4	827.8	0.28%
Citibin, Inc. (^) (#)	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	6/27/2027	107.6	107.6	100.5	0.03%
Auxiliary Systems Inc.,Sharrick Company, LLC & KMN, LLC (^) (#)	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	6/27/2030	222.1	222.1	231.2	0.08%
WB Cleaners Inc. DBA $2.75 Cleaners (^) (#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/27/2027	14.1	14.1	14.6	—%
Ains Holding Company, LLC (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/26/2027	917.3	917.3	871.6	0.30%
Four Seasons Laser Center Inc. (^) (#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/26/2042	211.9	211.9	227.0	0.08%
Rustic LLC (^) (#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/23/2042	15.8	15.8	15.8	0.01%
Northern Industries, LLC (^) (#)	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/23/2042	56.1	56.1	62.1	0.02%
Vella Construction Enterprises, Inc. dba Vella Construction (^) (#)	Construction of Buildings	Term Loan	Prime plus 2.75%	6/23/2027	19.4	19.4	18.1	0.01%
Birches Group, LLC (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/22/2027	43.0	43.0	40.2	0.01%
Scarlet Spartan Inc.dba FastSigns of Brighton (^) (#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/19/2027	26.7	26.7	25.7	0.01%
Don G. Timpton DDS & Associates PA and Indsaad Properties,LLC (^) (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/16/2042	388.4	388.4	406.2	0.14%
All Regional Recyclers of Wood LLC dba ARROW,Superior Carting,LLC dba (^) (#)	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/15/2042	301.7	301.7	321.2	0.11%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
JAM Media Solutions, LLC (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/15/2027	53.8	53.8	50.2	0.02%
Tele Tax Express Inc., El Rancho Paiso, LLC and Nestor Romero (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/14/2042	89.8	89.8	98.1	0.03%
ESA 365 Corp and Lucathor Realty LLC (^) (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/14/2042	21.8	21.8	23.6	0.01%
Susan Hughes dba Aloha Junction B and B (^) (#)	Accommodation	Term Loan	Prime plus 2.75%	6/14/2042	60.2	60.2	66.7	0.02%
Hull's Kitchen, LLC and HK Too, LLC (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/14/2042	93.6	93.6	103.5	0.04%
Yachting Solutions LLC (^) (#)	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/12/2027	102.2	102.2	101.5	0.03%
Refoleen Inc dba Spice and Tea Exchange (^) (#)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/8/2027	3.0	3.0	2.8	—%
Skydive California, LLC (^) (#)	Educational Services	Term Loan	Prime plus 2.75%	6/2/2027	47.4	47.4	49.2	0.02%
SCW, LLC dba Arthur Murray Dance Studio (^) (#)	Educational Services	Term Loan	Prime plus 2.75%	6/2/2042	141.7	141.7	152.0	0.05%
Speaker City, Inc.and Speaker Town, LLC dba Rollin Thunder (^) (#)	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/1/2042	44.3	44.3	48.1	0.02%
Ricnet III, Inc. dba Edible Arrangements (^) (#)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/31/2027	12.5	12.5	11.8	—%
Impact Grounds Maintenance and Design, Inc.dba Impact Landscaping and (^) (#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/31/2042	77.0	77.0	84.6	0.03%
Funtime, LLC and Universal Entertainment Group LLC (^) (#)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/31/2027	56.7	56.7	53.5	0.02%
Haroon Baig,Inc.dba US1 Petrol (^) (#)	Gasoline Stations	Term Loan	Prime plus 2.75%	5/31/2042	255.9	255.9	283.5	0.10%
Sage Oil LLC (^) (#)	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	5/31/2027	19.2	19.2	18.1	0.01%
Swantown Inn & Spa LLC (^) (#)	Accommodation	Term Loan	Prime plus 2.75%	5/26/2042	123.2	123.2	135.8	0.05%
Chet Lemon Enterprises LLC dba All American Sports (^) (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/26/2042	768.2	768.2	851.2	0.29%
Eagle Wood Works LLC (^) (#)	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	5/26/2027	10.2	10.2	10.0	—%
Hurricane Group, Inc. (^) (#)	Other Information Services	Term Loan	Prime plus 2.75%	5/26/2027	64.1	64.1	59.8	0.02%
Mitchell Auto Repair, LLC and and C&M Mitchell, LLC (^) (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/26/2042	190.9	190.9	207.5	0.07%
Beyond Waves A Unique Salon LLC and Lori Ann Carlson (^) (#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/25/2027	12.8	12.8	12.0	—%
Jung Design Inc. (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/25/2027	7.7	7.7	7.2	—%
Locavore LLC dba Paloma Restaurant (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/25/2027	42.7	42.7	40.9	0.01%
Abdul Naushad MD PC dba Advanced Pain Centers (^) (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/25/2042	381.6	381.6	416.7	0.14%
Innovim, LLC (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/24/2027	288.3	288.3	269.0	0.09%
Gill Express Inc. and Gill Express 2 LLC (^) (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/23/2042	328.3	328.3	349.7	0.12%
Prestige Construction of Florida, LLC (^) (#)	Construction of Buildings	Term Loan	Prime plus 2.75%	5/23/2042	326.1	326.1	343.8	0.12%
GEM2K, LLC dba Precision Precast Group (^) (#)	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	5/19/2027	145.9	145.9	140.0	0.05%
Hayden Trucking LLC (^) (#)	Truck Transportation	Term Loan	Prime plus 2.75%	5/19/2027	201.6	201.6	198.7	0.07%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Tres K Deli,Grocery,Fruit and Meat Inc. (^) (#)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/19/2027	7.0	7.0	6.9	—%
Iron Men Home Repair, Inc. and Ironmen House Lifting Inc. (^) (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/19/2042	564.6	564.6	609.3	0.21%
PS Camping, Inc. dba Prospectors RV Resort (^) (#)	Accommodation	Term Loan	Prime plus 2.75%	5/19/2042	253.7	253.7	280.4	0.10%
Waterford Plumbing Co, Inc. (^) (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/18/2027	42.7	42.7	40.4	0.01%
Mr. B's Bicycles & Mopeds, Inc. (^) (#)	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	5/18/2042	142.2	142.2	153.0	0.05%
Bay Car Wash LLC (^) (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2042	117.0	117.0	126.5	0.04%
Computech Computers Inc. (^) (#)	Educational Services	Term Loan	Prime plus 2.75%	5/17/2027	42.7	42.7	39.9	0.01%
Arco Electrical Contractors Inc. dba Arco Construction Group (^) (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/16/2027	307.1	307.1	300.3	0.10%
Batter & Company,LLC dba Batter Co. Dessert Collection (^) (#)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/16/2027	45.9	45.9	43.5	0.01%
5 Stars Learning Center Inc (^) (#)	Social Assistance	Term Loan	Prime plus 2.75%	5/16/2042	59.9	59.9	64.4	0.02%
Band Sawn Lumber,LLC and Nathan Ryan Adams (^) (#)	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	5/15/2042	110.9	110.9	117.8	0.04%
Sanderson Distribution Inc. (^) (#)	Truck Transportation	Term Loan	Prime plus 2.75%	5/12/2027	9.0	9.0	8.4	—%
SG Linke LLC (^) (#)	Clothing and Clothing Accessories Stores	Term Loan	8.25%	5/12/2027	71.1	71.1	68.0	0.02%
B G F Bobby Q's Inc (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/11/2027	6.4	6.4	6.6	—%
Estelle Finkel Educational Associates,LLC (^) (#)	Educational Services	Term Loan	Prime plus 2.75%	5/11/2027	103.3	103.3	96.4	0.03%
Labmates,LLC (^) (#)	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	5/10/2027	85.4	85.4	85.9	0.03%
NHS, LLC (^) (#)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/9/2027	75.6	75.6	72.8	0.02%
1872 Rosecrans, LLC dba Goodbar (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/9/2027	54.6	54.6	51.2	0.02%
NHS, LLC (^) (#)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/9/2042	21.2	21.2	21.9	0.01%
Innovation Transport, LLC (^) (#)	Truck Transportation	Term Loan	Prime plus 2.75%	5/9/2027	66.7	66.7	66.9	0.02%
Benchmark Building, Inc. (^) (#)	Construction of Buildings	Term Loan	Prime plus 2.75%	5/5/2027	19.2	19.2	17.9	0.01%
Cable Management LLC (^) (#)	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	5/3/2027	49.0	49.0	48.7	0.02%
Fine Arts Center of Easley, Inc. dba Midtown Music (^) (#)	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	5/2/2042	113.5	113.5	125.8	0.04%
Love and Glory Learning Center, Inc. (^) (#)	Social Assistance	Term Loan	Prime plus 2.75%	4/28/2042	75.5	75.5	80.7	0.03%
Georgia Productions Services LLC (^) (#)	Rental and Leasing Services	Term Loan	Prime plus 2.75%	4/28/2027	77.3	77.3	75.6	0.03%
JMA Inc. dba Primecut and Mezzo; Primecut at Marquee (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/27/2042	215.1	215.1	238.4	0.08%
Sneads Ferry Foods, Inc. dba DQ Grill & Chill (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/27/2042	611.4	611.4	651.7	0.22%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Asheville's Fun Depot, LLC (^) (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/26/2027	74.2	74.2	76.9	0.03%
Resident Research, LLC (^) (#)	Other Information Services	Term Loan	Prime plus 2.75%	4/24/2027	74.7	74.7	69.7	0.02%
Getting Even LLC dba The Zoo Health Club (^) (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/21/2027	6.4	6.4	6.1	—%
Ralph's Hair Salon, Inc. (^) (#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/21/2042	48.4	48.4	52.5	0.02%
M.E. Interiors LLC (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/20/2027	119.7	119.7	111.7	0.04%
Condron Brothers LLC DBA Luv 2 Play (^) (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/19/2027	101.3	101.3	98.0	0.03%
Butternuts Beer and Ale LLC (^) (#)	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	4/12/2027	62.5	62.5	64.8	0.02%
Citizens Lanes, LLC (^) (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/31/2042	607.2	607.2	672.3	0.23%
The Altitude Group, LLC and Core Home Security, LLC (^) (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/31/2027	40.2	40.2	37.5	0.01%
MIT LLC (^) (#)	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/31/2042	84.9	84.9	94.0	0.03%
Bear Trail Lodge LLC (^) (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/31/2042	535.4	535.4	589.7	0.20%
Golden Hen Inc. dba Cafe (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/31/2027	54.5	54.5	51.3	0.02%
Landmark Ventures USA, Inc. (^) (#)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	3/31/2027	157.9	157.9	147.2	0.05%
Applied Integrated Technologies, Inc. (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/31/2027	105.3	105.3	98.2	0.03%
KWG Industries LLC dba Peterson & Marsh Metal Industries (^) (#)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/30/2027	25.3	25.3	25.9	0.01%
Sea Smoke Barbeque, Corp and Danwen LLC (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/30/2042	229.1	229.1	247.1	0.08%
Schafer Fisheries Inc. (^) (#)	Food Manufacturing	Term Loan	Prime plus 2.75%	3/30/2042	240.3	240.3	266.1	0.09%
Discount Price, LLC dba Robert's Market (^) (#)	Gasoline Stations	Term Loan	Prime plus 2.75%	3/29/2042	199.9	199.9	216.8	0.07%
Douglas K. Soderblom . dba Loma Linda Optometry (^) (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/29/2027	84.2	84.2	81.4	0.03%
Gauri Hospitality Group LLC dba Microtel Inns & Suites by Wyndham (^) (#)	Accommodation	Term Loan	Prime plus 2.75%	3/29/2042	1,023.5	1,023.5	1,130.1	0.39%
H and H Hotshot Services, Inc. dba AA Hotshot & Logistics (^) (#)	Couriers and Messengers	Term Loan	Prime plus 2.75%	3/29/2030	87.1	87.1	82.6	0.03%
New England Country Day School, Inc. and Thomas D. Walker (^) (#)	Social Assistance	Term Loan	Prime plus 2.75%	3/28/2042	362.6	362.6	390.1	0.13%
American Pharmaceutical Innovation Company, LLC (^) (#)	Chemical Manufacturing	Term Loan	Prime plus 2.75%	3/28/2027	25.7	25.7	24.0	0.01%
Heil & Hornik LLC dba Elysium Tennis (^) (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/27/2042	899.8	899.8	965.7	0.33%
Pecos Entertainment LLC dba State Theater and Pecos Inn LLC dba Econo (^) (#)	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	3/27/2042	397.6	397.6	440.2	0.15%
Robert Dixon PA dba Law Offices of Robert Dixon (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/24/2042	413.0	413.0	456.3	0.16%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Denton Bio Fuels LLC and American Bio Source LLC (^) (#)	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/23/2027	49.9	49.9	48.6	0.02%
Color Graphic Press, Inc. (^) (#)	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/23/2027	101.1	101.1	104.7	0.04%
JBK Truck Trailer and Bus Inc. (^) (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/23/2042	85.9	85.9	92.2	0.03%
Executive Fitness & Nutrition Inc. (^) (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/23/2027	17.3	17.3	17.7	0.01%
Baton Rouge Cargo Services Inc. and 6507 Westport, LLC (^) (#)	Truck Transportation	Term Loan	Prime plus 2.75%	3/22/2042	623.1	623.1	680.8	0.23%
Vehicle Safety Supply LLC (^) (#)	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/21/2027	18.9	18.9	17.7	0.01%
J Sivilis LLC dba Pet Wants (^) (#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/17/2027	10.4	10.4	9.9	—%
Reservoir International LLC (^) (#)	Educational Services	Term Loan	Prime plus 2.75%	3/16/2027	83.7	83.7	82.5	0.03%
The Purple Cow House of Pancake Inc (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/16/2042	155.7	155.7	172.3	0.06%
Texcor, Inc.dba Texas Corral,Texas Coral Restaurants II, Inc. T.C. of (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/16/2027	252.4	252.4	261.4	0.09%
1MTX LLC and Sunrise Transportation and Logistics, LLC and Mustafa M (^) (#)	Truck Transportation	Term Loan	Prime plus 2.75%	3/13/2027	571.5	571.5	532.6	0.18%
Dwayne Bernard Tate (^) (#)	Truck Transportation	Term Loan	Prime plus 2.75%	3/10/2027	8.8	8.8	8.6	—%
Elegant Occasions, LLC dba E Productions (^) (#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/10/2042	570.7	570.7	614.5	0.21%
E & P Holdings 1 LLC and Evans & Paul Unlimited Corp. and Evans & P (^) (#)	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	3/9/2027	105.2	105.2	99.7	0.03%
Anthony LLC dba Star of Woodward Market (^) (#)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/9/2042	111.6	111.6	123.6	0.04%
Allegro Assisted Living Of Texas (^) (#)	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	3/6/2027	80.9	80.9	83.7	0.03%
Podium Auto Sales Inc and RRS Property, LLC (^) (#)	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/3/2042	87.9	87.9	94.2	0.03%
Weeping Willow Kennels, Inc and Aileen N Black (^) (#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2042	135.5	135.5	147.2	0.05%
SSI Refrigerated Express Inc. and Robert M Stallone dba SSI Express (^) (#)	Truck Transportation	Term Loan	Prime plus 2.75%	2/28/2027	194.3	194.3	181.1	0.06%
Getting Even LLC dba The Zoo Health Club (^) (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2027	80.4	80.4	77.2	0.03%
Total Document Solutions Inc and,TDS Services, LLC (^) (#)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	2/27/2030	277.1	277.1	273.6	0.09%
McNally Enterprises Inc. (^) (#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	2/27/2027	54.3	54.3	52.1	0.02%
Teracore Inc. (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/27/2027	136.8	136.8	127.5	0.04%
B & J Bicycle Shop Inc. (^) (#)	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	2/24/2027	6.1	6.1	6.3	—%
3W Enterprises LLC (^) (#)	Textile Product Mills	Term Loan	Prime plus 2.75%	2/24/2042	63.3	63.3	69.4	0.02%
TMJ Pizza Mesa LLC dba Rosati's Pizza Restaurant (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/24/2027	62.8	62.8	63.7	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Victorian Restaurant and Tavern, LLC (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/22/2042	104.4	104.4	110.8	0.04%
DER Services, LLC dba A.K.A. Sports (^) (#)	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	2/17/2042	38.8	38.8	42.9	0.01%
Ameritube, LLC and Ravone Properties, LLC (^) (#)	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	2/14/2042	179.3	179.3	198.5	0.07%
Baton Rouge Cargo Services Inc. and 2808 Court Street, LLC (^) (#)	Truck Transportation	Term Loan	Prime plus 2.75%	2/10/2042	239.4	239.4	261.7	0.09%
Sushiya Inc. (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/10/2027	15.7	15.7	15.0	0.01%
Maximo Canot dba Wash and Dry Laundrymat (^) (#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/10/2042	133.2	133.2	145.8	0.05%
Marvic Enterprises Inc dba Jordan's Liquor (^) (#)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/10/2042	211.9	211.9	230.6	0.08%
Harrison Logging Company LLC (^) (#)	Forestry and Logging	Term Loan	Prime plus 2.75%	2/9/2027	88.8	88.8	86.1	0.03%
8 Minute Oil Change Auto Repair & Tire Center and Jumir L.L.C. (^) (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/7/2042	318.1	318.1	338.2	0.12%
DBMS Consulting, Inc. (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/1/2042	179.0	179.0	190.4	0.06%
Brandco, LLC (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/31/2027	36.2	36.2	33.8	0.01%
Chidlren's House Learning, Inc and Tarps Investment Group (^) (#)	Social Assistance	Term Loan	Prime plus 2.75%	1/31/2042	310.7	310.7	334.3	0.11%
Fave Realty Inc. (^) (#)	Real Estate	Term Loan	Prime plus 2.75%	1/30/2042	52.6	52.6	57.1	0.02%
Return to Excellence Inc (^) (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	1/27/2027	15.6	15.6	16.2	0.01%
ZMKNY Tires Inc dba Houston International Tires (^) (#)	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	1/27/2042	104.1	104.1	115.3	0.04%
SRC Publishing LLC (^) (#)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	1/27/2027	18.6	18.6	17.4	0.01%
House of Bread & Coffee Corp dba Casa Do Pao (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/27/2042	168.6	168.6	176.1	0.06%
Fox Valley Rentals & Investments LLC and Brian M Tomaszewski (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/20/2042	41.0	41.0	44.0	0.01%
Jolibe LLC and Jolibe Atelier LLC (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/18/2027	8.7	8.7	8.3	—%
Eickmann Management Group LLC dba Jimmy Johns of Dundee (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/17/2027	82.5	82.5	84.7	0.03%
Fullbro Trust dba Menemsha Blues (^) (#)	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	1/13/2027	18.7	18.7	19.3	0.01%
Echelon Enterprises, Inc (^) (#)	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	1/10/2027	41.5	41.5	42.9	0.01%
Fort Smith Wings Inc. dba Wing Stop (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/28/2026	16.0	16.0	16.2	0.01%
Jacliff Investments Inc. dba International health Technologies (^) (#)	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	12/23/2026	102.7	102.7	102.0	0.03%
Joshua L. Baker (^) (#)	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	12/23/2026	12.9	12.9	12.9	—%
Metropolitan Solutions Group Inc. (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/19/2041	265.0	265.0	291.7	0.10%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Means Enterprises LLC dba FastFrame Frisco (^) (#)	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/16/2026	18.5	18.5	18.5	0.01%
Soon Im. Chin dba Stan C-Store (^) (#)	Gasoline Stations	Term Loan	Prime plus 2.75%	12/15/2041	204.8	204.8	230.6	0.08%
Techni-Pro Institute LLC (^) (#)	Educational Services	Term Loan	Prime plus 2.75%	12/15/2026	156.2	156.2	156.9	0.05%
Sempco, Inc. (^) (#)	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/15/2041	40.5	40.5	45.8	0.02%
New Chicago Wholesale Bakery, Inc. (^) (#)	Food Manufacturing	Term Loan	Prime plus 2.75%	12/15/2041	437.0	437.0	485.0	0.17%
Allied Welding Inc. (^) (#)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2041	729.8	729.8	808.6	0.28%
White Hawk Inc. (^) (#)	Truck Transportation	Term Loan	Prime plus 2.75%	12/15/2026	937.3	937.3	931.4	0.32%
Elita 7, LLC (^) (#)	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	12/15/2041	686.7	686.7	769.7	0.26%
D and E Hardware Co. and D and E Pump Sales and Servi (^) (#)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/14/2041	510.5	510.5	567.7	0.19%
HMG Strategy, LLC (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/14/2026	41.1	41.1	40.8	0.01%
Cardinal Homes Inc. and Bret A Berneche (^) (#)	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	12/14/2041	116.9	116.9	132.1	0.05%
Trison Enterprises Inc.dba Lee's Automotive (^) (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/14/2041	392.7	392.7	439.0	0.15%
AGG Management Team LLC dba Chevron (^) (#)	Gasoline Stations	Term Loan	Prime plus 2.75%	12/14/2041	277.1	277.1	313.3	0.11%
Cardinal Homes Inc,.Alouette Holdings Inc.,Bret Berneche &,orothy M (^) (#)	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	12/14/2026	875.8	875.8	917.3	0.31%
Roast Beef Levittown LLC dba Arby's (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/13/2026	174.5	174.5	182.8	0.06%
Wayfarer Bicycle LLC (^) (#)	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	12/13/2041	89.1	89.1	98.5	0.03%
Success Advertising Inc. dba Success Communivstion Gr (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/13/2041	449.6	449.6	506.6	0.17%
Mack Team Enterprises Inc.dba The UPS Store #6815 (^) (#)	Couriers and Messengers	Term Loan	Prime plus 2.75%	12/9/2026	16.8	16.8	16.9	0.01%
Recycling Revolution,LLC (^) (#)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/9/2041	88.9	88.9	98.8	0.03%
Myndshft Technologies LLC (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/9/2026	636.7	636.7	642.1	0.22%
New Life Hospital LLC (^) (#)	Hospitals	Term Loan	Prime plus 2.75%	12/8/2041	1,176.8	1,176.8	1,330.5	0.45%
Imagine By Carleen Inc. (^) (#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/8/2041	50.6	50.6	56.4	0.02%
Hanson's Greeks LLC (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/8/2026	9.2	9.2	9.7	—%
Lan Doctors, Inc. (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/7/2026	203.3	203.3	211.8	0.07%
Yachting Solutions LLC (^) (#)	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/7/2029	62.6	62.6	65.3	0.02%
The Lake Shore Hospitality Inc dba Dowagiac Baymont Inn & Suites (^) (#)	Accommodation	Term Loan	Prime plus 2.75%	12/5/2041	343.4	343.4	386.2	0.13%
Lilo Holdings LLC (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/5/2026	13.2	13.2	13.3	—%
Noso Development LLC (^) (#)	Construction of Buildings	Term Loan	Prime plus 2.75%	12/1/2026	61.6	61.6	61.2	0.02%
Studio Find It Georgia, Inc. (^) (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/30/2026	6.1	6.1	6.1	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Pebble Wood Lane, LLC and Good Sam's Assisted Living Resiidence,LLC (^) (#)	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	11/30/2041	64.9	64.9	73.4	0.03%
Sharaz Shah DBA Thomas Jewelers (^) (#)	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	11/30/2026	6.6	6.6	6.6	—%
Quick Ship, LLC (^) (#)	Couriers and Messengers	Term Loan	Prime plus 2.75%	11/30/2026	8.6	8.6	8.5	—%
B4 Fitness LLC dba The Zoo Health Club (^) (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/30/2026	18.5	18.5	18.6	0.01%
Imaginarium Foods LLC, (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2042	361.9	361.9	405.5	0.14%
RD Management, LLC (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/30/2026	174.1	174.1	173.7	0.06%
Access Staffing, LLC (^) (#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/29/2026	931.0	931.0	925.1	0.32%
Usman Jalil, LLC dba Food Mart (^) (#)	Gasoline Stations	Term Loan	Prime plus 2.75%	11/29/2041	224.5	224.5	247.7	0.08%
WPN Recycling Company LLC (^) (#)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/23/2026	18.3	18.3	19.2	0.01%
Hafa Adai Signs and Graphics LLC dba Fastsigns of Auburn -#281901 (^) (#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/23/2026	48.9	48.9	48.8	0.02%
CRK Mens, LLC dba Spiff for Men (^) (#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/23/2026	87.9	87.9	88.0	0.03%
Merchant Coterie, Inc. (^) (#)	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	11/23/2026	103.2	103.2	102.5	0.03%
6E Technologies LLC (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/22/2026	130.7	130.7	133.7	0.05%
Broms Asset Management LLC (^) (#)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	11/22/2026	101.7	101.7	101.0	0.03%
JBK Truck Trailer and Bus Inc. (^) (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/22/2041	399.6	399.6	445.5	0.15%
Bouquet Restaurant LLC (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/22/2041	120.5	120.5	134.6	0.05%
Skaggs RV Outlet LLC (^) (#)	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/21/2026	81.4	81.4	85.3	0.03%
Catherine Christine Morin dba Purr-Fect Pets (^) (#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/17/2026	15.3	15.3	15.2	0.01%
Stratmar Systems Inc dba Stratmar Retail Services (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/16/2026	55.8	55.8	58.4	0.02%
Hoosier Health Plus, LLC (^) (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/15/2026	97.0	97.0	99.9	0.03%
J. A. Kohlhepp Sons, Inc. dba Kohlhepp's True Value (^) (#)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/10/2026	172.8	172.8	180.0	0.06%
Hackensack Steel Corporation and Luzerne Ironworks Inc (^) (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/10/2026	200.8	200.8	210.3	0.07%
Panther Ironworks and Rigging Solutions LLC (^) (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/10/2026	128.3	128.3	130.6	0.04%
J. A. Kohlhepp Sons, Inc. dba Kohlhepp's True Value (^) (#)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/10/2041	438.5	438.5	491.7	0.17%
Rich's Food Stores LLC dba Hwy 55 of Wallace (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/9/2026	37.1	37.1	37.9	0.01%
MIK LLC dba Firehouse Subs (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/9/2026	168.8	168.8	168.4	0.06%
Big Apple Entertainment Partners LLC (^) (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/9/2026	142.5	142.5	141.6	0.05%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Dyer Properties, LLC and Bayview Pharmacy, Inc. (^) (#)	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	11/9/2041	231.1	231.1	256.5	0.09%
Fine Line Interiors, Inc. (^) (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/4/2041	67.4	67.4	76.2	0.03%
131 Miles LLC and Ohm Shubh Laxmi, LLC. dba Mr Hero (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/3/2041	121.7	121.7	136.5	0.05%
Veracruz Shabo, LLC Waterfalls Quick Lube LLC (^) (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/1/2041	116.6	116.6	130.7	0.04%
Glocecol LLC (^) (#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/1/2026	61.1	61.1	63.9	0.02%
Bloomquist Communications Inc. (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2026	48.4	48.4	48.1	0.02%
Moolchan Enterprises LLC dba Staying Green (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2026	8.9	8.9	9.3	—%
Woodstock Enterprises Corp dba True Scent Candle Co (^) (#)	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	10/31/2041	85.4	85.4	94.3	0.03%
FibAire Communications, LLC (^) (#)	Telecommunications	Term Loan	Prime plus 2.75%	10/27/2026	87.2	87.2	88.8	0.03%
Elite Structures Inc (^) (#)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/27/2029	197.8	197.8	208.6	0.07%
Blakeslee Arpaia Chapman Inc and Chapman Construction Services LLC (^) (#)	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	10/24/2026	343.1	343.1	359.4	0.12%
Worldwide Estate, Inc. dba Washington Heights Manor (^) (#)	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	10/21/2041	215.8	215.8	244.0	0.08%
Gold Wind Logistics LLC (^) (#)	Truck Transportation	Term Loan	Prime plus 2.75%	10/20/2041	171.1	171.1	193.4	0.07%
Speaker City, Inc. dba Rollin Thunder (^) (#)	Electronics and Appliance Stores	Term Loan	Prime plus 2.75%	10/14/2041	120.2	120.2	134.7	0.05%
Maine Service Corp (^) (#)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	10/13/2026	134.0	134.0	138.7	0.05%
Justin Partlow (^) (#)	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	10/13/2026	15.7	15.7	15.6	0.01%
Reliable Recovery Services LLC (^) (#)	Support Activities for Transportation	Term Loan	Prime plus 2.75%	10/7/2026	90.8	90.8	92.3	0.03%
Ailky Corporation (^) (#)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	10/3/2026	201.8	201.8	202.4	0.07%
Wyspen Corporation dba Charlestown Ace (^) (#)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	10/3/2026	29.1	29.1	28.9	0.01%
MegaPhase, LLC (^) (#)	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	9/30/2026	119.8	119.8	124.2	0.04%
JJA Transportation Management Inc. (^) (#)	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2026	41.9	41.9	41.6	0.01%
Seaway LLC and Reklaw LLC dba Allure Lounge (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2041	131.5	131.5	148.6	0.05%
Adelwerth Bus Corporation, Transportation Leasing Corp. and dba Transp (^) (#)	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2029	565.3	565.3	593.2	0.20%
Adelwerth Bus Corp. (^) (#)	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2041	232.4	232.4	257.9	0.09%
Thunderdome Racing Inc. (^) (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/29/2026	14.2	14.2	14.9	0.01%
Graphics,Type and Color Enterprises Inc dba Clubflyers.com and GTC Med (^) (#)	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	9/28/2041	821.5	821.5	927.8	0.32%
CNC Precision Machine, Inc. (^) (#)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/28/2041	1,233.0	1,233.0	1,371.6	0.47%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
CD Game Exchange Inc. (^) (#)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/28/2026	18.0	18.0	17.8	0.01%
Beadon Inc (^) (#)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/28/2026	18.0	18.0	18.8	0.01%
Luna Nueva LLC dba Bio Builders (^) (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/27/2026	12.2	12.2	12.3	—%
Kyle M Walker DDS, PC (^) (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/27/2026	184.6	184.6	185.1	0.06%
Reynolds Fence & Guardrail Inc. (^) (#)	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/27/2026	502.7	502.7	519.0	0.18%
Luv 2 Play Nor Cal, LLC dba Luv 2 Play (^) (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/27/2026	41.9	41.9	42.3	0.01%
Sarah S Olelewe MD Inc (^) (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/26/2041	280.1	280.1	312.1	0.11%
PeopleBest Inc. (^) (#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/26/2026	12.0	12.0	11.9	—%
Ridge Road Equestrian LLC dba Ricochet Ridge Ranch (^) (#)	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	9/26/2026	7.2	7.2	7.5	—%
TPFC,LLC dbaThe Picture Frame Company (^) (#)	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/26/2041	56.2	56.2	62.7	0.02%
B4 Fitness LLC dba The Zoo Health Club (^) (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/23/2026	70.1	70.1	70.6	0.02%
Wrecking Crew Media LLC (^) (#)	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/21/2026	39.9	39.9	39.6	0.01%
Cuppiecakes LLC (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/21/2041	21.5	21.5	24.0	0.01%
Benoit's Towing and Recovery LLC (^) (#)	Support Activities for Transportation	Term Loan	Prime plus 2.75%	9/20/2026	9.6	9.6	9.6	—%
Consulting Solutions Inc. and Mark Luciani (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/20/2026	17.9	17.9	18.4	0.01%
Eyncon LLC (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/16/2041	47.8	47.8	53.4	0.02%
The Merrin Group LLC (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/15/2026	142.6	142.6	147.5	0.05%
Atlantic Alarm Systems and Services LLC (^) (#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/14/2026	12.3	12.3	12.4	—%
Rich's Food Stores LLC dba Hwy 55 of Wallace (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/14/2026	121.8	121.8	124.5	0.04%
Metropet Dog Center, Inc (^) (#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/13/2041	104.5	104.5	116.9	0.04%
Marquis Cattle Company (^) (#)	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	9/13/2026	40.3	40.3	42.2	0.01%
Bingham Enterprises, Inc and Full Belli Deli and Sausage Company (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/12/2041	78.9	78.9	87.3	0.03%
SRA Mechanicial Inc (^) (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/6/2041	41.8	41.8	47.3	0.02%
Sandia Enterprises Inc dba Massage Envy Spa (^) (#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/6/2026	33.9	33.9	33.7	0.01%
Animal Intrusion Prevention Systems Holding Company, LLC dba Critter C (^) (#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/30/2026	98.7	98.7	98.9	0.03%
Raem Corporation dba Dryclean Express (^) (#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/29/2041	69.2	69.2	78.0	0.03%
Warren Dale Warrington dba Custom Paint and Body (^) (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/26/2041	96.7	96.7	108.4	0.04%
TAGR Inc dba Miami Grill 137and John Nakis (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/26/2026	84.5	84.5	84.6	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Albert Basse Associates Inc (^) (#)	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	8/25/2026	48.9	48.9	51.1	0.02%
Tabadesa Associates Inc. (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/25/2026	17.8	17.8	17.7	0.01%
TR Companies LLC dba Liberty Rental 4 U (^) (#)	Rental and Leasing Services	Term Loan	Prime plus 2.75%	8/25/2026	71.2	71.2	70.7	0.02%
Avery Management Inc. dba Whetstone Upholstery (^) (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/25/2026	8.1	8.1	8.0	—%
Rosmel Pools Inc (^) (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/25/2026	17.8	17.8	17.8	0.01%
Sambella Holdings, LLC and Strike Zone Entertainment Center LLC (^) (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/24/2041	492.0	492.0	554.9	0.19%
Luv 2 Play Temecula, LLC (^) (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/15/2026	47.5	47.5	47.1	0.02%
2 Cool Beans LLC dba Menchies's Frozen Yogurt (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/11/2026	65.3	65.3	64.7	0.02%
Grayson O Company (^) (#)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	8/10/2041	596.8	596.8	673.5	0.23%
Paul Belanger dba Paul Belanger Landscaping (^) (#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/9/2026	11.9	11.9	11.8	—%
303 Tower Drive LLC (^) (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/29/2041	381.6	381.6	428.6	0.15%
Little Tree Huggers Child Care LLC (^) (#)	Social Assistance	Term Loan	Prime plus 2.75%	7/29/2041	133.5	133.5	150.7	0.05%
USA General Investment LLC dba Braniff Paint and Body Shop (^) (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/29/2026	17.6	17.6	17.7	0.01%
The Hungry Rhino LLC (^) (#)	Real Estate	Term Loan	Prime plus 2.75%	7/29/2041	72.7	72.7	81.0	0.03%
MacIver Corporation dba Division Camera (^) (#)	Rental and Leasing Services	Term Loan	Prime plus 2.75%	7/28/2026	979.2	979.2	1,007.3	0.34%
Intrepid Trinity LLC (^) (#)	Nonstore Retailers	Term Loan	Prime plus 2.75%	7/28/2041	59.6	59.6	66.7	0.02%
Apple Tree NC Inc dba Williams Farm & Garden Center (^) (#)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	7/28/2041	325.8	325.8	361.6	0.12%
676 Club LP dba The Green Door Tavern/The Drifter (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/28/2041	638.7	638.7	719.4	0.25%
Big Apple Entertainment Partners LLC dba Ripley's Believe It or Not (^) (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/28/2026	235.2	235.2	233.4	0.08%
Kidtastic LLC dba The Little Gym of Audubon (^) (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/27/2026	44.9	44.9	44.5	0.02%
EPEC Juice LLC dba Jamba Juice (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/27/2026	65.5	65.5	65.0	0.02%
JAG Unit 1, LLC dba Arooga's Grille House and Sports Bar (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/27/2026	98.0	98.0	97.2	0.03%
Pinco Pizza LLC dba Jet's Pizza (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/27/2026	57.8	57.8	60.5	0.02%
The Grasso Companies, LLC and Grasso Pavement Maintenance, LLC (^) (#)	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	7/26/2026	71.0	71.0	72.2	0.02%
Robert G Larson State Farm Insurance (^) (#)	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/22/2026	17.6	17.6	17.5	0.01%
My Sainath Inc dba Motel 6 (^) (#)	Accommodation	Term Loan	Prime plus 2.75%	7/22/2041	291.1	291.1	327.3	0.11%
J and D Resources LLC dba Aqua Science (^) (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2026	92.4	92.4	92.1	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Robert P Daniels dba Ginger and Friend's Peppermint Village Gift Sho (^) (#)	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	7/18/2026	12.3	12.3	12.2	—%
Franklin Firm LLC dba Luv 2 Play (^) (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/15/2041	153.4	153.4	171.6	0.06%
Takeuchi Commercial Cleaning Services, LLC dba We Clean San Diego (^) (#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/13/2026	36.3	36.3	36.0	0.01%
Jacob Rugs LLC dba Rugs Outlet (^) (#)	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	7/13/2026	51.4	51.4	53.8	0.02%
RM Hawkins LLC dba Pure Water Tech West (^) (#)	Nonstore Retailers	Term Loan	Prime plus 2.75%	7/7/2026	39.1	39.1	40.5	0.01%
Dino Smiles Children's Cosmetic Dentistry (^) (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/7/2026	11.2	11.2	11.2	—%
Nevey's LLC dba Stark Food III (^) (#)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/30/2041	280.7	280.7	315.6	0.11%
Martin Inventory Management LLC (^) (#)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/30/2026	19.2	19.2	20.0	0.01%
P L H Pharmaco Inc dba Farmacia San Jose (^) (#)	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	6/30/2026	132.4	132.4	138.2	0.05%
VMA Technologies LLC (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/30/2026	17.5	17.5	17.3	0.01%
Corning Lumber Company Inc and Frank R Close and Son Inc dba Close Pai (^) (#)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/30/2029	165.7	165.7	176.2	0.06%
Desert Tacos LLC (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2026	78.8	78.8	80.8	0.03%
WGI, LLC dba Williams Grant Inn (^) (#)	Accommodation	Term Loan	Prime plus 2.75%	6/29/2041	117.1	117.1	130.8	0.04%
O.D.S. Inc dba Four Seasons Health & Racquet and Step 'N' Motion, Inc (^) (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/29/2026	108.7	108.7	108.8	0.04%
KWG Industries, LLC dba Peterson & Marsh Metal Industries (^) (#)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/29/2041	290.1	290.1	325.0	0.11%
MaidPro Marin dba MaidPro (^) (#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/28/2026	13.6	13.6	13.5	—%
E & P Holdings 1 LLC and Evans & Paul LLC (^) (#)	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	6/28/2026	105.0	105.0	105.2	0.04%
Edge Pest Control LLC (^) (#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/27/2026	582.5	582.5	577.1	0.20%
Island Time Investments, LLC dba Swantown Inn Bed & Breakfast (^) (#)	Accommodation	Term Loan	Prime plus 2.75%	6/24/2041	96.4	96.4	108.7	0.04%
JumboMarkets Inc dba Rines Jumbomarkets (^) (#)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/24/2026	38.8	38.8	38.5	0.01%
Visual Advantage LLC dba Signs Now Perryberg (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/23/2041	86.8	86.8	96.5	0.03%
Long Island Comedy LLC dba Governors and New York Comedy, LLC (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/23/2041	178.4	178.4	199.1	0.07%
Shooting Sports Academy LLC and Jetaa LLC dba Shooting Sports Academy (^) (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/23/2041	474.9	474.9	524.8	0.18%
Evergreen Investment & Property Management LLC ,Universal Kidney Cente (^) (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/20/2041	1,215.0	1,215.0	1,364.5	0.47%
Bagelicious, LLC (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/17/2026	42.4	42.4	42.1	0.01%
Winegirl Wines LLC (^) (#)	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	6/16/2026	8.7	8.7	9.1	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
NKJ Lusby Donuts LLC (^) (#)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/16/2026	17.5	17.5	17.3	0.01%
Blue Eagle Transport Inc, Greeneagle Transport Inc and Golden Eagle Tr (^) (#)	Couriers and Messengers	Term Loan	Prime plus 2.75%	6/16/2026	427.9	427.9	423.9	0.14%
Jai-Alexia Consulting, Inc. (^) (#)	Couriers and Messengers	Term Loan	Prime plus 2.75%	6/15/2026	9.2	9.2	9.1	—%
Pumpkin Patch Child Care of Southington, LLC and Giuseppe Pugliares (^) (#)	Social Assistance	Term Loan	Prime plus 2%	6/15/2041	487.7	487.7	517.2	0.18%
Luv 2 Play AZ LLC (^) (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/10/2026	48.6	48.6	50.6	0.02%
Refoleen Inc dba Spice and Tea Exchange (^) (#)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/10/2026	67.3	67.3	66.6	0.02%
ScimTech Industries Inc dba Archer Aerospace (^) (#)	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	6/6/2026	9.3	9.3	9.2	—%
Larry H. Patterson and Rainbow Movers, Inc (^) (#)	Truck Transportation	Term Loan	Prime plus 2.75%	6/6/2026	17.5	17.5	17.3	0.01%
Solvit Inc and Solvit North Inc (^) (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/3/2026	194.3	194.3	196.1	0.07%
AP5 LLC dba Krauser's Food Store (^) (#)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/2/2041	184.5	184.5	208.0	0.07%
ATI Jet Inc (^) (#)	Air Transportation	Term Loan	Prime plus 2.75%	5/31/2026	404.9	404.9	408.0	0.14%
Angelo Faia dba AVF Construction (^) (#)	Construction of Buildings	Term Loan	Prime plus 2.75%	5/27/2041	94.6	94.6	105.4	0.04%
Premier Athletic Center of Ohio, Inc (^) (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/27/2026	67.3	67.3	70.3	0.02%
Southwest Division Inc (^) (#)	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	5/26/2026	6.3	6.3	6.4	—%
Jack Frost Firewood Inc. and David Dubinsky (^) (#)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/26/2041	195.9	195.9	217.8	0.07%
Mersada Holdings LLC (^) (#)	Nonstore Retailers	Term Loan	Prime plus 2.75%	5/26/2026	259.7	259.7	271.1	0.09%
International Kitchen Supply LLC (^) (#)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/25/2026	143.7	143.7	145.3	0.05%
Groth Lumber Co. Inc. dba True Value (^) (#)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/25/2026	17.3	17.3	18.1	0.01%
Island Life Graphics Inc dba FASTSIGNS #576 (^) (#)	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	5/24/2026	17.3	17.3	17.2	0.01%
Powerspec Inc (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/24/2026	67.1	67.1	66.5	0.02%
Horseshoe Barbecue, LLC (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/23/2029	9.7	9.7	10.3	—%
Pro Auto Repair LLC (^) (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/20/2026	5.7	5.7	5.9	—%
Elderfriend Inc dba Granny Nannies dba GN Live Scan (^) (#)	Social Assistance	Term Loan	Prime plus 2.75%	5/20/2026	9.8	9.8	9.7	—%
National Air Cargo Holdings Inc (^) (#)	Air Transportation	Term Loan	Prime plus 2.75%	5/20/2026	961.8	961.8	1,004.1	0.34%
J&A Laundromat Inc. (^) (#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/18/2026	51.9	51.9	52.0	0.02%
HBA LLC dba Palmetto Twist-Vista (^) (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2026	14.9	14.9	14.9	0.01%
Dedicated Incorporated (^) (#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/18/2041	44.2	44.2	49.4	0.02%
Studio Find It Georgia Inc (^) (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/13/2026	17.3	17.3	17.4	0.01%
FJN Catering Inc (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/13/2041	249.7	249.7	281.5	0.10%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Pumpkin Patch Inc and Christine Feliciano and Antonio Feliciano (^) (#)	Social Assistance	Term Loan	Prime plus 2.75%	5/12/2041	125.9	125.9	140.1	0.05%
Sabir Inc. dba Bear Diner (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/11/2041	117.7	117.7	132.1	0.05%
Gator D'Lites LLC dba D'Lites Emporium (^) (#)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/5/2026	17.3	17.3	17.1	0.01%
Warner Home Comfort, LLC dba Smith Piping (^) (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/29/2041	78.2	78.2	87.1	0.03%
Marc S. Rosenberg P.C. dba Mammuth and Rosenberg (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/29/2026	17.1	17.1	17.0	0.01%
Keller, Fishback & Jackson LLP (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/29/2026	97.8	97.8	102.1	0.03%
Alpha Omega Trucking LLC (^) (#)	Truck Transportation	Term Loan	Prime plus 2.75%	4/29/2041	166.6	166.6	188.0	0.06%
May-Craft Fiberglass Products Inc (^) (#)	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	4/29/2041	234.7	234.7	264.8	0.09%
Empowerschool LLC and Empower Autism Academy, LLC (^) (#)	Social Assistance	Term Loan	Prime plus 2.75%	4/29/2041	144.0	144.0	162.5	0.06%
Euro Car Miami LLC (^) (#)	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	4/29/2026	47.5	47.5	49.6	0.02%
Hard Exercise Works Winter Park LLC (^) (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/29/2026	31.1	31.1	30.8	0.01%
Loriet LLC (^) (#)	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	4/29/2026	5.7	5.7	5.7	—%
Costume World Inc (^) (#)	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	4/28/2041	1,186.9	1,186.9	1,339.2	0.46%
Pecos Inn LLC dba Econo Lodge (^) (#)	Accommodation	Term Loan	Prime plus 2.75%	4/28/2041	640.1	640.1	718.8	0.25%
Inner Beauty Salon and Suite LLC (^) (#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/28/2041	61.6	61.6	69.5	0.02%
Accent Comfort Services, LLC (^) (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/26/2026	68.6	68.6	67.9	0.02%
Homecare Casa Rhoda 123 Inc (^) (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2%	4/26/2041	637.2	637.2	678.9	0.23%
McIntosh Trail Management Services Organization Inc (^) (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/22/2041	404.1	404.1	456.0	0.16%
Automotive Core Recycling, LLC and 828 Old Colony Road, LLC (^) (#)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	4/22/2041	237.1	237.1	260.8	0.09%
AAA Mill Direct, Inc. dba Carpet Mill Outlets (^) (#)	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	4/21/2026	6.0	6.0	6.3	—%
Jande Graphics LLC dba FastSigns #103201 (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/21/2026	42.7	42.7	42.3	0.01%
Sushiya Inc (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/12/2026	66.7	66.7	67.1	0.02%
Waterfalls Quick Lube LLC and Veracruz Shabo LLC (^) (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/6/2041	264.3	264.3	295.8	0.10%
KNS Early Learning Academy LLC (^) (#)	Social Assistance	Term Loan	Prime plus 2.75%	4/6/2041	48.4	48.4	53.8	0.02%
Christian Soderquist dba Soderquist Plumbing and Heating LLC (^) (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/31/2041	53.7	53.7	60.5	0.02%
Cameo Carter, MD A Professional Corporation dba The Garden Pediatric G (^) (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/31/2026	56.6	56.6	56.0	0.02%
Men of Steel Enterprises LLC and Vogelbacher Properties LLC (^) (#)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/31/2041	372.5	372.5	407.5	0.14%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Vehicle Safety Supply LLC (^) (#)	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/31/2026	17.0	17.0	16.8	0.01%
Dana A. Farley dba Independent Cabinets (^) (#)	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	3/31/2041	63.9	63.9	72.0	0.02%
Gill Express Inc and Blue Speed LLC (^) (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/31/2041	490.4	490.4	546.0	0.19%
NOSO Development, LLC (^) (#)	Construction of Buildings	Term Loan	Prime plus 2.75%	3/30/2026	141.5	141.5	139.9	0.05%
Wyldewood Cellars, Inc. (^) (#)	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	3/30/2041	960.1	960.1	1,056.3	0.36%
Tom Sawyer Country Restaurant LLC and AM 3208 LLC (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/30/2041	245.6	245.6	275.9	0.09%
Beale Street Blues Company-West Palm Beach, LLC dba Lafayette’s-West P (^) (#)	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	3/30/2026	70.7	70.7	70.7	0.02%
MTS Car Service LLC (^) (#)	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	3/30/2026	7.9	7.9	7.8	—%
Gordon Rogers and Heidi Rogers dba Stone House Motor Inn (^) (#)	Accommodation	Term Loan	Prime plus 2.75%	3/30/2026	17.2	17.2	17.9	0.01%
Barrocas Gym LLC dba Snap Fitness (^) (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/29/2026	14.7	14.7	15.0	0.01%
Vinmar Inc. dba Locanda Portofino (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/29/2026	61.3	61.3	60.6	0.02%
Marathon Engineering Corporation (^) (#)	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	3/28/2041	42.6	42.6	47.7	0.02%
PHCDC1 LLC dba Quarter + Glory and Public House Collective, Corp. (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/28/2026	37.7	37.7	38.1	0.01%
RCB Enterprises, Inc. (^) (#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/25/2026	42.4	42.4	42.0	0.01%
Excel RP Inc (^) (#)	Machinery Manufacturing	Term Loan	Prime plus 2.75%	3/25/2026	95.2	95.2	96.4	0.03%
Revolution Physical Therapy LLC dba Apex Network Physical Therapy (^) (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/25/2026	17.2	17.2	17.2	0.01%
Flooring Liquidators Inc and Premier Flooring Yonkers Inc and Flooring (^) (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/24/2026	39.7	39.7	41.3	0.01%
International Construction Inc (^) (#)	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	3/24/2041	46.2	46.2	51.3	0.02%
ActKnowledge, Inc. (^) (#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/24/2026	94.3	94.3	98.3	0.03%
Precious Care LLC and Precious Care Management LLC (^) (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/21/2026	427.0	427.0	423.4	0.14%
Media Capital Partners, Inc (^) (#)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	3/21/2026	16.9	16.9	16.8	0.01%
Kekoa Enterprises Inc dba Signarama Sandy (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/18/2026	37.4	37.4	36.9	0.01%
Taylors Zinn Enterprises Inc dba Eons Auto Care Inc (^) (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/18/2041	76.4	76.4	86.0	0.03%
ERT Group Inc and Curt's Tools Inspection Inc (^) (#)	Support Activities for Mining	Term Loan	Prime plus 2.75%	3/18/2041	1,192.5	1,192.5	1,325.8	0.45%
Brian T Rice dba BD Logging (^) (#)	Forestry and Logging	Term Loan	Prime plus 2.75%	3/17/2026	1.4	1.4	1.4	—%
LAN Doctors Inc (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/16/2026	43.4	43.4	45.3	0.02%
K Soles Corp dba Max Collections (^) (#)	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/16/2026	17.0	17.0	16.8	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Evergreen Pallet LLC and Evergreen Recycle LLC (^) (#)	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	3/16/2026	912.8	912.8	919.6	0.31%
R & D Enterprises Inc dba My Pool Man (^) (#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/15/2026	37.7	37.7	37.3	0.01%
HEWZ, LLC dba Hard Exercise Works (^) (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/14/2026	16.9	16.9	16.7	0.01%
Mustafa Inc and Raouf Properties LLC (^) (#)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/14/2041	71.3	71.3	80.2	0.03%
Country Paint and Hardware Inc (^) (#)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/11/2026	65.9	65.9	65.7	0.02%
Accuair Control Systems LLC dba Accuair Suspension (^) (#)	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	3/11/2026	113.2	113.2	112.9	0.04%
Magill Truck Line LLC and Jeff J. Ralls (^) (#)	Truck Transportation	Term Loan	8%	3/11/2029	191.0	191.0	175.7	0.06%
Dupre Capital LLC dba Fastsigns (^) (#)	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	3/11/2026	44.1	44.1	43.6	0.01%
ABCs & 123s Infant and Child Care Center LP (^) (#)	Social Assistance	Term Loan	Prime plus 2.75%	3/11/2026	8.5	8.5	8.4	—%
State Painting & Decorating Co., Inc. (^) (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/10/2026	78.3	78.3	77.4	0.03%
Step Up Academy of the Arts LLC (^) (#)	Educational Services	Term Loan	Prime plus 2.75%	3/9/2026	6.1	6.1	6.0	—%
Faith Summit Supply Inc dba Summit Supply and Summit True Value (^) (#)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/9/2026	17.0	17.0	17.2	0.01%
Swerve Salon LLC (^) (#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/8/2026	59.6	59.6	59.0	0.02%
J & W Hardwood Flooring Inc (^) (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/7/2026	5.7	5.7	5.6	—%
Labmates LLC and POV Holdings LLC (^) (#)	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/4/2041	103.4	103.4	116.6	0.04%
Hueston and Company CPA LLC (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/4/2026	6.1	6.1	6.1	—%
Almost Home Daycare LLC (^) (#)	Social Assistance	Term Loan	Prime plus 2.75%	3/3/2026	40.7	40.7	42.4	0.01%
Miles of Smiles Inc (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/2/2026	71.9	71.9	71.7	0.02%
Doxa Deo Inc dba Luv 2 Play (^) (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2026	82.0	82.0	82.2	0.03%
The River Beas, LLC dba Subway and Punam Singh (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2041	128.2	128.2	144.2	0.05%
Powerpits CS1, LLC dba Pita Pit (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2026	14.0	14.0	14.1	—%
Drug Detection Laboratories, Inc. and Minh Tran (^) (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/28/2026	14.8	14.8	14.7	0.01%
Living Essentials HVAC Corp (^) (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/28/2026	11.2	11.2	11.1	—%
Consulting Solutions, Inc. and Mark Luciani (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/28/2026	8.4	8.4	8.7	—%
Aaradhya LLC dba Market Square Laundry (^) (#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/23/2026	59.8	59.8	59.1	0.02%
Blackstones Hairdressing LLC (^) (#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/23/2026	39.1	39.1	38.8	0.01%
R & K Contracting Inc (^) (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/18/2026	11.8	11.8	12.3	—%
B for Blonde, LLC dba Blo Blow Dry Bar (^) (#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/12/2026	46.9	46.9	46.4	0.02%
Ei3 Corporation (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/12/2026	244.2	244.2	254.5	0.09%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Gilmore Heights Dental Holdings, LTD and Chas Rob LLC (^) (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/12/2029	256.9	256.9	265.4	0.09%
Jersey Shore Marina & Boat Sales, Inc. (^) (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/12/2041	591.7	591.7	666.9	0.23%
Base USA, Inc. (^) (#)	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	2/2/2026	37.4	37.4	39.0	0.01%
Zouk Ltd dba Palma (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/29/2026	16.7	16.7	17.4	0.01%
Tammy Lavertue (^) (#)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	1/28/2026	8.3	8.3	8.6	—%
SuzyQue's LLC dba SuzyQue's (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/28/2026	16.6	16.6	17.3	0.01%
Wildflour Bakery & Cafe LLC (^) (#)	Social Assistance	Term Loan	Prime plus 2.75%	1/28/2026	46.2	46.2	48.2	0.02%
Gendron Funeral and Cremation Services, Inc. (^) (#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/11/2041	104.7	104.7	118.0	0.04%
Dolarian Realty LLC and OV's Restaurant Inc (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/5/2041	63.9	63.9	72.1	0.02%
Lemonberry Food Stores Inc dba Lemonberry Frozen Yogurt (^) (#)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/29/2025	82.4	82.4	84.9	0.03%
MCF Forte LLC (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/29/2025	13.7	13.7	14.1	—%
Panditos LLC dba White Lotus Home (^) (#)	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/28/2025	11.6	11.6	11.9	—%
800 on the Trax LLC and Matrix Z LLC (^) (#)	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	12/23/2040	228.7	228.7	259.5	0.09%
Ridge Road Equestrian LLC dba Ricochet Ridge Ranch Inc (^) (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/23/2040	96.4	96.4	109.6	0.04%
Premier Athletic Center of Ohio Inc. and Gates Investments and Wade Ga (^) (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/22/2028	720.3	720.3	769.8	0.26%
Joyce Outdoor Advertising Chicago LLC (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/22/2040	284.0	284.0	322.0	0.11%
Hattingh Incorporated dba Prosthetic Care Facility (^) (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2025	13.2	13.2	13.6	—%
Jay Kevin Gremillion dba Dino Smiles Children's Cosmetic Dentistry (^) (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/18/2025	54.8	54.8	56.4	0.02%
Trip Consultants U.S.A. Inc. (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/18/2025	128.2	128.2	131.3	0.04%
Abbondanza Market LLC dba Hampton Falls Village Market (^) (#)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/18/2025	43.6	43.6	45.0	0.02%
Labmates LLC (^) (#)	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/18/2040	152.9	152.9	174.3	0.06%
Accent Tag and Label Inc (^) (#)	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	12/18/2040	623.9	623.9	708.3	0.24%
Mustafa Inc dba Adiba Grocery (^) (#)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/17/2025	79.3	79.3	83.1	0.03%
New York Home Health Care Equipment, LLC (^) (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/16/2025	758.9	758.9	794.0	0.27%
Moments to Remember USA LLC dba Retain Loyalty (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/16/2025	56.5	56.5	58.8	0.02%
JAG Unit 1, LLC (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2025	183.1	183.1	187.5	0.06%
Abitino's JFK LLC dba Abitino's (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2022	74.9	74.9	75.9	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Swalm Street LLC and New York Home Health Care Equipment LLC (^) (#)	Ambulatory Health Care Services	Term Loan	7.5%	12/16/2040	350.0	350.0	322.9	0.11%
Evans & Paul LLC and E&P Holdings I LLC (^) (#)	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2025	99.6	99.6	102.5	0.03%
DC Enterprises Ltd. dba Lakeview True Value (^) (#)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/14/2025	16.5	16.5	17.2	0.01%
Basista Family Limited Partnership and UPE, Inc. (^) (#)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/14/2040	322.3	322.3	365.6	0.12%
AGR Foodmart Inc dba Nashua Road Mobil (^) (#)	Gasoline Stations	Term Loan	Prime plus 2.75%	12/11/2025	16.5	16.5	17.2	0.01%
Alexandra Afentoulides dba Vi's Pizza Restaurant (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/11/2040	27.9	27.9	31.8	0.01%
Cares, Inc dba Dumpling Grounds Day Care Center (^) (#)	Social Assistance	Term Loan	Prime plus 2.75%	12/10/2025	5.5	5.5	5.8	—%
Custom Exteriors, Inc. (^) (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/9/2025	73.2	73.2	75.5	0.03%
Sushiya, Inc. (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/8/2025	79.6	79.6	82.1	0.03%
LC Blvd Holdings LLC and Mt Pleasant Wash & Wax LLC (^) (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/4/2040	473.5	473.5	538.3	0.18%
Tariq, LLC dba 76 Food Mart (^) (#)	Gasoline Stations	Term Loan	Prime plus 2.75%	12/2/2040	352.9	352.9	401.2	0.14%
Japp Business Inc dba Pick and Eat and Japp Drink Corp. (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/30/2025	90.5	90.5	93.5	0.03%
State Painting and Decorating Co Inc (^) (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/25/2025	52.4	52.4	53.7	0.02%
DWeb Studio, Inc. (^) (#)	Educational Services	Term Loan	Prime plus 2.75%	11/25/2025	8.2	8.2	8.3	—%
Sambella Holdings, LLC and Strike Zone Entertainment Center LLC (^) (#)	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	11/23/2040	731.9	731.9	675.3	0.23%
Play and Learn Child Care and School Inc (^) (#)	Social Assistance	Term Loan	Prime plus 2.75%	11/23/2025	8.0	8.0	8.4	—%
Ronny Ramirez RX Corp dba Naturxheal Family Pharmacy (^) (#)	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	11/20/2025	65.5	65.5	67.3	0.02%
CNYP 717 Irondequoit LLC and CNYP 2002 Ontario LLC (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/20/2040	232.4	232.4	261.7	0.09%
S.B.B. Enterprises Inc dba Williamston Hardware (^) (#)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/19/2040	101.9	101.9	114.8	0.04%
Key Pix Productions Inc. dba Air Bud Entertainment (#)	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	11/18/2040	592.1	592.1	675.0	0.23%
E.S.F.P. LLC dba Volusia Van and Storage (#)	Truck Transportation	Term Loan	Prime plus 2.75%	11/11/2025	64.5	64.5	66.4	0.02%
Green Life Lawnscapes LLC dba Green Life Lawn Care (#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/6/2025	99.7	99.7	104.4	0.04%
JumboMarkets Inc dba Rines Jumbomarkets (#)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/4/2025	222.0	222.0	232.6	0.08%
Bisson Transportation Inc dba I & R Associates and Document Secutiry (#)	Truck Transportation	Term Loan	Prime plus 2.75%	10/30/2025	16.1	16.1	16.8	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Top Cat Ready Mix, LLC, Ples Investments LLC, and Pappy's Sand and (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/28/2025	513.2	513.2	529.0	0.18%
Financial Network Recovery Inc (^) (#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/26/2025	28.7	28.7	29.4	0.01%
ADMO Inc dba Mid States Equipment (#)	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	10/8/2025	16.1	16.1	16.6	0.01%
Recycling Consultants, Inc. and Prairie State Salvage and Recycling In (#)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/30/2027	468.2	468.2	491.0	0.17%
SCJEN Management Inc dba Bowl of Heaven (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2025	51.1	51.1	52.2	0.02%
Accent Homes Services LLC dba Benjamin Franklin Plumbing of Kansas Cit (^) (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/30/2028	53.2	53.2	56.7	0.02%
Barub Realty LLC and Barub LLC dba Woodlawn Cabinets (#)	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	9/30/2040	133.7	133.7	152.3	0.05%
Binky's Vapes LLC (#)	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/30/2025	16.0	16.0	16.3	0.01%
R.H. Hummer Jr., Inc. (#)	Truck Transportation	Term Loan	Prime plus 2.75%	9/30/2025	274.4	274.4	286.5	0.10%
Greensward of Marco Inc. (#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/28/2040	81.9	81.9	92.7	0.03%
RIM Investments LLC and RIM Architects LLC (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/28/2040	373.3	373.3	422.5	0.14%
The Grasso Companies LLC and Grasso Pavement Maintenance LLC Veranda L (#)	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/28/2025	363.2	363.2	379.9	0.13%
Daniel W. Stark dba Mountain Valley Lodge and RV Park (#)	Accommodation	Term Loan	Prime plus 2.75%	9/25/2040	12.6	12.6	14.4	—%
Prestigious LifeCare for Seniors LLC (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/25/2025	7.0	7.0	7.2	—%
Sandlot Ventures LLC and Sandbox Ventures LLC (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/25/2040	414.7	414.7	468.3	0.16%
Yachting Solutions LLC (#)	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/25/2040	900.6	900.6	1,017.0	0.35%
St Lawrence Hotel Corp and Oheka Catering Inc dba Quality Inn (#)	Accommodation	Term Loan	Prime plus 2.75%	9/24/2040	584.8	584.8	663.1	0.23%
Finish Strong Inc dba FASTSIGNS St Peters (#)	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	9/23/2025	35.5	35.5	36.3	0.01%
Rutledge Enterprises Inc dba BLC Property Management (#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/23/2040	58.0	58.0	65.8	0.02%
Nova Solutions Inc (#)	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	9/22/2040	299.4	299.4	339.6	0.12%
IIoka Inc dba New Cloud Networks (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/21/2025	474.1	474.1	484.7	0.17%
Sound Manufacturing Inc (#)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/21/2025	35.3	35.3	36.5	0.01%
Vanderhoof LLC dba Soxfords (#)	Apparel Manufacturing	Term Loan	Prime plus 2.75%	9/18/2025	11.3	11.3	11.5	—%
MiJoy Inc dba Imo's Pizza (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/18/2025	5.8	5.8	6.0	—%
Naeem Khan LTD (#)	Apparel Manufacturing	Term Loan	Prime plus 2.75%	9/17/2025	88.7	88.7	90.7	0.03%
FirstVitals Health and Wellness Inc (#)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/15/2025	106.6	106.6	109.0	0.04%
Almost Home Daycare LLC (#)	Social Assistance	Term Loan	Prime plus 2.75%	9/11/2025	7.8	7.8	8.1	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Gardner's Wharf Holdings LLC and Gardner's Wharf Seafood Inc (#)	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	9/8/2040	131.3	131.3	149.5	0.05%
Empower Autism Academy (#)	Social Assistance	Term Loan	Prime plus 2.75%	9/4/2040	640.9	640.9	729.9	0.25%
Higher Grounds Community Coffeehouse, LLC (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/2/2025	5.8	5.8	6.0	—%
The Camera House Inc (#)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	8/31/2025	876.8	876.8	909.0	0.31%
LAN Doctors Inc (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/28/2025	59.8	59.8	61.9	0.02%
Elite Institute LLC dba Huntington Learning Center (#)	Educational Services	Term Loan	Prime plus 2.75%	8/28/2025	10.7	10.7	10.9	—%
J and K Fitness L.L.C. dba Physiques Womens Fitness Center (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2041	90.1	90.1	102.6	0.03%
3000 CSI Property LLC and Consulting Solutions Inc (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/20/2040	128.6	128.6	146.3	0.05%
God Be Glorified Inc dba GBG Inc (#)	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	8/20/2025	37.2	37.2	38.0	0.01%
GDP Gourmet LLC dba Joe and John's Pizza Restaurant (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/19/2040	135.7	135.7	153.7	0.05%
Gold Jet Corp. (#)	Couriers and Messengers	Term Loan	Prime plus 2.75%	8/14/2025	50.4	50.4	52.1	0.02%
SKJ Inc dba Subway (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/13/2025	59.2	59.2	60.7	0.02%
LP Industries Inc dba Childforms (#)	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	7/29/2025	86.4	86.4	90.0	0.03%
Pauley Tree and Lawn Care Inc (#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/28/2025	46.6	46.6	48.1	0.02%
Beale Street Blues Company-West Palm Beach LLC dba Lafayette's-West Pa (#)	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	7/24/2025	46.0	46.0	47.3	0.02%
Smart Artists Inc. (#)	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	7/23/2025	15.6	15.6	16.0	0.01%
Free Ion Advisors LLC (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/21/2025	44.6	44.6	45.6	0.02%
Murrayville Donuts, Inc dba Dunkin' Donuts (#)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	7/15/2040	330.7	330.7	373.5	0.13%
Union 2 LLC dba The Standard (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/10/2025	72.1	72.1	74.7	0.03%
Jonathan E Nichols and Nichols Fire and Security LLC (#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/30/2025	51.5	51.5	53.6	0.02%
Thrifty Market, Inc. dba Thrifty Foods (#)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/30/2030	224.3	224.3	238.2	0.08%
Anglin Cultured Stone Products LLC dba Anglin Construction (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/30/2025	193.3	193.3	198.9	0.07%
Danny V, LLC dba Hugo's Taproom (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2040	31.4	31.4	35.5	0.01%
BJ's Tavern LLC and BJ's Cabana Bar Inc (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2040	197.7	197.7	223.9	0.08%
Myclean Inc. (#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/29/2025	10.9	10.9	11.1	—%
Advanced Skincare Medcenter Inc dba Advanced Skincare Surgery (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/29/2025	234.5	234.5	240.1	0.08%
Summit Beverage Group LLC (#)	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	8/29/2030	242.3	242.3	258.5	0.09%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SofRep, Inc dba Force 12 Media (#)	Other Information Services	Term Loan	Prime plus 2.75%	6/26/2025	45.5	45.5	46.4	0.02%
TJU-DGT Inc dba The Lorenz Cafe (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/26/2029	16.6	16.6	17.9	0.01%
Jihan Inc dba ARCO AM/PM and Diana Inc dba Diana's Recycling (#)	Gasoline Stations	Term Loan	Prime plus 2.75%	6/26/2040	353.5	353.5	400.0	0.14%
CEM Autobody LLC dba Dawn's Autobody (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/26/2040	126.2	126.2	142.6	0.05%
E & G Enterprises LLC dba Comfort Keepers (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/26/2025	15.4	15.4	15.8	0.01%
Ohs Auto Body, Inc. dba Ohs Body Shop (#)	Repair and Maintenance	Term Loan	7.7775%	6/25/2040	1,134.7	1,134.7	1,040.5	0.35%
Wolf Enviro Interests, LLC and Enviromax Services Inc (#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/25/2040	229.7	229.7	258.0	0.09%
Evinger PA One, Inc. dba Postal Annex, Falcon (#)	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/24/2025	15.4	15.4	15.9	0.01%
RJI Services, Inc. (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/23/2025	15.3	15.3	15.6	0.01%
Real Help LLC dba Real Help Decorative Concrete (#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/22/2025	36.5	36.5	38.1	0.01%
KRN Logistics, LLC and Newsome Trucking, Inc (#)	Truck Transportation	Term Loan	Prime plus 2.75%	6/19/2025	367.5	367.5	380.2	0.13%
PM Cassidy Enterprises, Inc. dba Junk King (#)	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/19/2025	10.2	10.2	10.4	—%
Inverted Healthcare Staffing of Florida LLC dba Interim Healthcare Tra (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/18/2025	32.0	32.0	32.6	0.01%
Flooring Liquidators Inc and Flooring Liquidators of Mt Kisco LLC (#)	Specialty Trade Contractors	Term Loan	6.75%	6/17/2025	305.2	305.2	296.2	0.10%
AM PM Properties, LLC and AM PM Willington, LLC (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/17/2040	80.8	80.8	91.8	0.03%
Mirage Plastering Inc and Mpire LLC and Mpire II LLC (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/12/2040	129.1	129.1	144.3	0.05%
Eldredge Tavern LLC dba Gonyea's Tavern (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/8/2040	52.3	52.3	59.5	0.02%
Nicor LLC dba Fibrenew Sacramento (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/5/2022	6.9	6.9	6.9	—%
ViAr Visual Communications, Inc. dba Fastsigns 281701 (#)	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/5/2025	42.5	42.5	43.6	0.01%
Chitalian Fratelli LLC dba Francesca Brick Oven Pizza and Pasta (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/5/2025	10.8	10.8	11.0	—%
Video Vault & Tanning LLC and Mosaic Salon LLC (#)	Rental and Leasing Services	Term Loan	Prime plus 2.75%	6/4/2040	84.5	84.5	96.2	0.03%
Medworxs LLC (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/3/2025	85.8	85.8	87.7	0.03%
XCESSIVE THROTTLE, INC dba Jake's Roadhouse (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2025	5.6	5.6	5.7	—%
Villela CPA PL (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/27/2025	6.1	6.1	6.3	—%
Douglas Posey and Sally Watkinson dba Audrey's Farmhouse (#)	Accommodation	Term Loan	Prime plus 2.75%	5/20/2040	161.7	161.7	183.4	0.06%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
15 McArdle LLC and No Other Impressions Inc (#)	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/15/2040	171.2	171.2	193.7	0.07%
Guard Dogs MFS LLC (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/8/2025	43.3	43.3	44.3	0.02%
George S Cochran DDS Inc (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/7/2025	90.8	90.8	92.7	0.03%
South Park Properties LLC and Midlothian Hardware LLC (#)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/6/2040	44.4	44.4	50.5	0.02%
Matthew Taylor and Landon Farm LLC (#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/4/2040	93.4	93.4	104.6	0.04%
Cares Inc dba Dumpling Grounds Day Care Center (^) (#)	Social Assistance	Term Loan	Prime plus 2.75%	5/1/2040	75.2	75.2	85.6	0.03%
Orchid Enterprises Inc dba Assisting Hands of Sussex County (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/24/2025	10.1	10.1	10.3	—%
Ragazza Restaurant Group, Inc. dba Bambolina (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/21/2025	12.1	12.1	12.4	—%
Diamond Solutions LLC (#)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	4/21/2025	13.4	13.4	13.7	—%
Giacchino Maritime Consultants Inc (#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/17/2025	15.1	15.1	15.4	0.01%
Sound Coaching Inc (#)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	4/14/2025	29.8	29.8	30.4	0.01%
Faramarz Nikourazm dba Car Clinic Center (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/3/2040	68.2	68.2	77.1	0.03%
Advance Case Parts RE Holdings LLC and Advance Case Parts Inc (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/31/2040	707.0	707.0	794.4	0.27%
HAVANA CENTRAL NJ1, LLC dba Havana Central (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/31/2025	192.3	192.3	200.4	0.07%
Mid-South Lumber Co. of Northwest Florida, Inc. (#)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/31/2040	396.5	396.5	445.2	0.15%
Copper Beech Financial Group LLC (#)	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	3/30/2025	82.8	82.8	85.6	0.03%
Sunset Marine Resort LLC and GoXpeditions LLC and Lavon Gomes and Trac (#)	Accommodation	Term Loan	Prime plus 2.75%	3/27/2040	279.1	279.1	317.0	0.11%
Foresite Realty Partners LLC and Foresite Real Estate Holdings LLC (#)	Real Estate	Term Loan	Prime plus 2.75%	3/27/2025	820.4	820.4	835.9	0.28%
Shellhorn and Hill Inc dba Total Fleet Service (#)	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/27/2040	958.3	958.3	1,075.9	0.37%
Shorr Enterprises Inc dba New Design Furniture Manufacturers (#)	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	3/27/2025	70.6	70.6	73.2	0.02%
Joyce Outdoor Advertising NJ LLC and Joyce Outdoor Advertising LLC (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/26/2040	49.9	49.9	56.7	0.02%
Zero-In Media Inc (#)	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	3/25/2025	14.9	14.9	15.2	0.01%
Loriet LLC (#)	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/24/2025	7.9	7.9	8.1	—%
Shelton Incorporated dba Mrs. Winners (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/20/2040	104.0	104.0	118.2	0.04%
Jaymie Hazard dba Indigo Hair Studio and Day Spa (#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/20/2040	39.8	39.8	45.0	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
R & R Security and Investigations Inc dba Pardners Lake Buchanan (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/19/2040	78.9	78.9	89.7	0.03%
MMS Realty, LLC and Molecular MS Diagnostics LLC (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/18/2040	148.6	148.6	167.7	0.06%
Royal Crest Motors LLC (#)	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/16/2040	84.4	84.4	95.4	0.03%
Luigi's on Main LLC and Luigi's Main Street Pizza Inc (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/4/2025	7.5	7.5	7.8	—%
Baystate Firearms and Training, LLC (#)	Educational Services	Term Loan	Prime plus 2.75%	2/27/2025	39.1	39.1	39.9	0.01%
Pace Motor Lines, Inc. (#)	Truck Transportation	Term Loan	Prime plus 2.75%	2/26/2025	43.0	43.0	44.9	0.02%
Kingseal LLC dba Desoto Health and Rehab Center (#)	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	2/26/2040	1,180.4	1,180.4	1,341.1	0.46%
Nelson Financial Services LLC (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/24/2025	8.1	8.1	8.3	—%
Kiddie Steps 4 You Inc. (#)	Social Assistance	Term Loan	Prime plus 2.75%	2/19/2040	57.2	57.2	64.5	0.02%
Triangle Trash LLC dba Bin There Dump That (#)	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	2/18/2025	48.6	48.6	50.2	0.02%
Silva Realty Holdings, LLC and MF-Silva Enterprises, Inc. dba T (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/11/2040	158.4	158.4	178.5	0.06%
Dean 1021 LLC dba Pure Pita (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/29/2025	57.1	57.1	58.5	0.02%
Limameno LLC dba Sal's Italian Ristorante (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/23/2025	53.8	53.8	55.1	0.02%
Palmabak Inc dba Mami Nora's (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/22/2025	6.6	6.6	6.9	—%
Jung Design Inc (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/20/2022	3.6	3.6	3.6	—%
Grand Blanc Lanes, Inc. and H, H and H, LLC (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/31/2039	122.3	122.3	140.1	0.05%
Evans and Paul LLC (^) (#)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/30/2024	156.7	156.7	163.7	0.06%
First Prevention and Dialysis Center, LLC (^) (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/30/2024	194.0	194.0	202.4	0.07%
Bowlerama Inc (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/24/2039	1,107.0	1,107.0	1,267.8	0.43%
The Lodin Group LLC and Lodin Health Imaging Inc dba Highlands Breast (^) (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/23/2039	487.4	487.4	555.4	0.19%
Thermoplastic Services Inc and Paragon Plastic Sheet, Inc (^) (#)	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	12/23/2039	459.6	459.6	526.4	0.18%
Beale Street Blues Company-West Palm Beach, LLC dba Lafayette Music Ha (^) (#)	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/22/2024	119.7	119.7	124.4	0.04%
MM and M Management Inc dba Pizza Artista (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/19/2025	30.8	30.8	32.0	0.01%
B.S. Ventures LLC dba Dink's Market (^) (#)	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/19/2039	49.4	49.4	56.6	0.02%
Will Zac Management LLC dba Papa John's (^) (#)	Food Services and Drinking Places	Term Loan	6.25%	12/19/2024	100.5	100.5	97.8	0.03%
The Jewelers Inc. dba The Jewelers of Las Vegas (^) (#)	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	12/19/2024	794.9	794.9	823.1	0.28%
B & W Towing, LLC and Boychucks Fuel LLC (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/17/2039	151.3	151.3	172.7	0.06%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Kemmer LLC and Apples Tree Top Liquors LLC (^) (#)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/4/2039	129.5	129.5	147.6	0.05%
DeRidder Chiropractic LLC (^) (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/25/2024	8.3	8.3	8.7	—%
Teamnewman Enterprises LLC dba Newmans at 988 and John H. Newman (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/25/2039	109.3	109.3	125.0	0.04%
Modern Manhattan LLC (^) (#)	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	11/25/2024	138.7	138.7	143.7	0.05%
Legacy Estate Planning Inc dba American Casket Enterprises (^) (#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/21/2024	26.5	26.5	27.4	0.01%
J&D Resources, LLC dba Aqua Science (^) (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/21/2024	477.2	477.2	494.6	0.17%
DC Real LLC and DC Enterprises LTD dba Lakeview True Value (^) (#)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/20/2039	110.0	110.0	125.9	0.04%
Joey O's LLC and Jennifer Olszewski (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/7/2024	0.6	0.6	0.6	—%
Heartland American Properties LLC and Skaggs RV Outlet LLC (^) (#)	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/31/2039	438.5	438.5	501.5	0.17%
Navdeep B Martins and Busy Bubbles LLC dba Wishy Washy (^) (#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/24/2039	81.6	81.6	93.0	0.03%
One Hour Jewelry Repair Inc (^) (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/14/2024	12.8	12.8	13.2	—%
DNT Storage and Properties LLC (^) (#)	Real Estate	Term Loan	Prime plus 2.75%	10/10/2039	93.1	93.1	106.6	0.04%
Return to Excellence, Inc. dba The Waynesville Inn Golf & Spa (^) (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/10/2039	1,173.5	1,173.5	1,343.9	0.46%
Sound Manufacturing Inc (^) (#)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/10/2024	116.1	116.1	120.6	0.04%
Smith Spinal Care Center P.C. and James C. Smith (^) (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/8/2039	54.9	54.9	62.8	0.02%
Doctors Express Management of Central Texas LLC (^) (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/8/2024	30.2	30.2	31.6	0.01%
Michael Rey Jr. and Lynn J. Williams and GIG Petcare dba Hickory (^) (#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/3/2039	112.3	112.3	128.5	0.04%
Sumad LLC dba BrightStar Care of Encinitas (^) (#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/2/2024	33.1	33.1	34.5	0.01%
Roccos LLC and Sullo Pantalone Inc dba Rocco's (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2039	233.6	233.6	266.3	0.09%
Gordon E Rogers dba Stonehouse Motor Inn (^) (#)	Accommodation	Term Loan	Prime plus 2.75%	9/26/2039	52.5	52.5	60.1	0.02%
6 Price Avenue, LLC and Pauley Tree & Lawn Care, Inc (^) (#)	Administrative and Support Services	Term Loan	8%	9/24/2039	428.9	428.9	394.0	0.13%
Andrene's LLC dba Andrene's Caribbean Soul Food Carry Out (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/23/2024	17.6	17.6	18.1	0.01%
Ryan Crick and Pamela J. Crick and Crick Enterprises Inc (^) (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2039	133.3	133.3	152.5	0.05%
Modern Leather Goods Repair Shop Inc (^) (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2024	35.0	35.0	36.2	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Animal Intrusion Prevention Systems Holding Company, LLC (^) (#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/15/2024	166.7	166.7	173.0	0.06%
Tavern Properties LLC and Wildwood Tavern LLC (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/15/2039	390.8	390.8	446.5	0.15%
Indy East Smiles Youth Dentistry LLC dba Prime Smile East (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/11/2024	387.1	387.1	400.0	0.14%
B&P Diners LLC dba Engine House Restaurant (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/10/2024	49.1	49.1	50.7	0.02%
Orange County Cleaning Inc (^) (#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/27/2024	8.3	8.3	8.5	—%
Lamjam LLC Goldsmith Lambros Inc (^) (#)	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	8/27/2024	82.0	82.0	85.5	0.03%
Qycell Corporation (^) (#)	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	8/26/2024	72.9	72.9	75.8	0.03%
Atlas Auto Body Inc dba Atlas Auto Sales (^) (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/22/2039	47.0	47.0	53.6	0.02%
Katie Senior Care LLC dba Home Instead Senior Care (^) (#)	Social Assistance	Term Loan	Prime plus 2.75%	8/15/2024	65.7	65.7	67.8	0.02%
Alpha Preparatory Academy LLC (^) (#)	Social Assistance	Term Loan	Prime plus 2.75%	8/15/2039	132.9	132.9	152.1	0.05%
Hamer Road Auto Salvage, LLC and Scott T. Cook and Nikki J. Cook (#)	Motor Vehicle and Parts Dealers	Term Loan	6%	8/8/2039	130.7	130.7	121.0	0.04%
Almost Home Property LLC and Almost Home Daycare LLC (^) (#)	Social Assistance	Term Loan	Prime plus 2.75%	8/7/2039	677.8	677.8	774.8	0.26%
iFood, Inc. dba Steak N Shake (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2024	235.5	235.5	244.7	0.08%
575 Columbus Avenue Holding Company, LLC and LA-ZE LLC dba EST EST EST (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/30/2039	19.0	19.0	21.7	0.01%
Honeyspot Investors LLP and Pace Motor Lines Inc (^) (#)	Truck Transportation	Term Loan	Prime plus 2.75%	7/24/2039	136.3	136.3	156.0	0.05%
Miss Cranston Diner II, LLC and Miss Cranston II Realty LLC (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/17/2039	89.4	89.4	102.1	0.03%
Lisle Lincoln II Limited Partnership dba Lisle Lanes LP (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/30/2024	58.6	58.6	61.0	0.02%
iFood, Inc. dba Steak N Shake (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2039	573.2	573.2	651.3	0.22%
Honeyspot Investors LLP and Pace Motor Lines Inc (^) (#)	Truck Transportation	Term Loan	Prime plus 2.75%	6/30/2039	795.2	795.2	908.5	0.31%
AMG Holding, LLC and Stetson Automotive, Inc (^) (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/30/2039	189.1	189.1	216.1	0.07%
Zinger Hardware and General Merchant Inc (^) (#)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	7.25%	6/26/2024	42.6	42.6	41.6	0.01%
JPM Investments LLC and Carolina Family Foot Care P.A. (^) (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/26/2039	128.4	128.4	146.5	0.05%
Nikobella Properties LLC and JPO Inc dba Village Car Wash (^) (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/25/2039	444.1	444.1	506.6	0.17%
Big Sky Plaza LLC and Strickland, Incorporated dba Livingston True Val (^) (#)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/20/2039	211.9	211.9	241.7	0.08%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Nirvi Enterprises LLC dba Howard Johnson / Knights Inn (^) (#)	Accommodation	Term Loan	Prime plus 2.75%	6/17/2039	835.4	835.4	954.4	0.33%
Sico & Walsh Insurance Agency Inc and The AMS Trust (^) (#)	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	6/6/2039	85.4	85.4	97.6	0.03%
Sujata Inc dba Stop N Save Food Mart and Dhruvesh Patel (^) (#)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/3/2024	13.3	13.3	13.7	—%
Long Island Barber Institute Inc (^) (#)	Educational Services	Term Loan	Prime plus 2.75%	6/2/2039	50.4	50.4	57.4	0.02%
CJR LLC and PowerWash Plus, Inc. (^) (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/30/2024	30.6	30.6	31.9	0.01%
Pocono Coated Products, LLC (^) (#)	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/30/2024	13.1	13.1	13.6	—%
Jonesboro Health Food Center LLC (^) (#)	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	5/27/2024	36.9	36.9	38.1	0.01%
Hae M. and Jin S. Park dba Buford Car Wash (^) (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/15/2039	150.1	150.1	170.9	0.06%
The River Beas LLC and Punam Singh (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/8/2039	82.2	82.2	93.7	0.03%
AS Boyals LLC dba Towne Liquors (^) (#)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/29/2039	98.4	98.4	112.4	0.04%
Gerami Realty, LC Sherrill Universal City Corral, LP dba Golden (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/23/2027	55.6	55.6	59.1	0.02%
Complete Body & Paint, Inc. (^) (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/23/2039	18.8	18.8	21.5	0.01%
Island Wide Realty LLC and Long Island Partners, Inc. dba Realty Execu (^) (#)	Real Estate	Term Loan	Prime plus 2.75%	4/22/2039	93.8	93.8	107.2	0.04%
Wilshire Media Systems Inc (^) (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/17/2024	106.1	106.1	109.7	0.04%
1899 Tavern & Tap LLC and Ale House Tavern & Tap LLC (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/9/2039	123.4	123.4	140.8	0.05%
Hodges Properties LLC and Echelon Enterprises Inc dba Treads Bicycle (^) (#)	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	3/31/2039	405.0	405.0	461.7	0.16%
Dantanna's Tavern LLC (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2024	95.2	95.2	98.6	0.03%
Little People's Village II LLC and Iliopoulos Realty LLC (^) (#)	Social Assistance	Term Loan	Prime plus 2.75%	3/31/2039	83.6	83.6	95.0	0.03%
Little People's Village II LLC and Iliopoulos Realty LLC (^) (#)	Social Assistance	Term Loan	Prime plus 2.75%	3/31/2039	92.2	92.2	104.8	0.04%
Eagle Aggregate Transportation, LLC and Eagle Pneumatic Transport LLC (^) (#)	Truck Transportation	Term Loan	Prime plus 2.75%	3/31/2024	392.9	392.9	408.1	0.14%
Kemmer, LLC and Pitts Package Store, Inc. (^) (#)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/31/2039	106.1	106.1	120.3	0.04%
Lake Area Autosound LLC and Ryan H. Whittington (^) (#)	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	7/28/2039	114.6	114.6	130.7	0.04%
636 South Center Holdings, LLC and New Mansfield Brass and Aluminum Co (#)	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	3/20/2039	71.9	71.9	82.0	0.03%
Cormac Enterprises and Wyoming Valley Beverage Incorporated (^) (#)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/20/2039	100.0	100.0	114.1	0.04%
Kinisi, Inc. dba The River North UPS Store (^) (#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/18/2024	9.8	9.8	10.2	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Tortilla King Inc. (^) (#)	Food Manufacturing	Term Loan	Prime plus 2.75%	3/14/2039	41.7	41.7	47.6	0.02%
Tortilla King, Inc. (^) (#)	Food Manufacturing	Term Loan	Prime plus 2.75%	3/14/2029	798.1	798.1	856.4	0.29%
Bowl Mor, LLC dba Bowl Mor Lanes / Spare Lounge, Inc. (^) (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/13/2039	201.8	201.8	230.3	0.08%
Summit Beverage Group LLC (^) (#)	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	2/28/2024	195.0	195.0	202.3	0.07%
R & R Boyal LLC dba Cap N Cat Clam Bar and Little Ease Tavern (^) (#)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/28/2039	375.9	375.9	427.9	0.15%
952 Boston Post Road Realty, LLC and HNA LLC dba Styles International (^) (#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2039	190.0	190.0	216.1	0.07%
Faith Memorial Chapel LLC (^) (#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2039	193.1	193.1	219.7	0.07%
96 Mill Street LLC, Central Pizza LLC and Jason Bikakis George Bikaki (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/12/2039	128.6	128.6	146.8	0.05%
JWB Industries, Inc. dba Carteret Die Casting (^) (#)	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	2/11/2024	155.7	155.7	160.7	0.05%
986 Dixwell Avenue Holding Company, LLC and Mughali Foods, LLC (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/7/2039	89.6	89.6	102.1	0.03%
Awesome Pets II Inc dba Mellisa's Pet Depot (^) (#)	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	2/7/2024	46.8	46.8	48.4	0.02%
Sarah Sibadan dba Sibadan Agency (^) (#)	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	1/27/2039	116.2	116.2	132.5	0.05%
Icore Enterprises Inc dba Air Flow Filters Inc (^) (#)	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	1/15/2024	11.9	11.9	12.4	—%
Nutmeg North Associates LLC (OC) Steeltech Building Products Inc (^) (#)	Construction of Buildings	Term Loan	Prime plus 2.75%	12/31/2038	821.6	821.6	939.1	0.32%
KK International Trading Corporation (^) (#)	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/23/2028	141.5	141.5	152.4	0.05%
Kurtis Sniezek dba Wolfe's Foreign Auto (^) (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/20/2038	79.6	79.6	91.2	0.03%
PLES Investements, LLC and John Redder, Pappy Sand & Gravel, Inc., T (^) (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/19/2038	499.0	499.0	569.6	0.19%
TAK Properties LLC and Kinderland Inc (^) (#)	Social Assistance	Term Loan	Prime plus 2.75%	12/18/2038	363.2	363.2	415.3	0.14%
TOL LLC dba Wild Birds Unlimited (^) (#)	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	12/13/2023	10.0	10.0	10.4	—%
920 CHR Realty LLC V. Garofalo Carting Inc (^) (#)	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	12/10/2038	374.6	374.6	428.8	0.15%
DKB Transport Corp (^) (#)	Truck Transportation	Term Loan	Prime plus 2.75%	12/5/2038	124.3	124.3	142.3	0.05%
Firm Foundations Inc David S Gaitan Jr and Christopher K Daigle (^) (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/3/2038	93.4	93.4	106.6	0.04%
Spectrum Development LLC and Solvit Inc & Solvit North, Inc (^) (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/2/2023	211.6	211.6	219.3	0.07%
BVIP Limousine Service LTD (#)	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	11/27/2038	68.4	68.4	78.3	0.03%
AcuCall LLC (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/21/2023	8.2	8.2	8.5	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Kids in Motion of Springfield LLC dba The Little Gym of Springfield IL (^) (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/18/2023	24.3	24.3	25.1	0.01%
Yousef Khatib dba Y&M Enterprises (^) (#)	Wholesale Electronic Markets and Agents and Brokers	Term Loan	Prime plus 2.75%	11/15/2023	39.8	39.8	41.2	0.01%
Howell Gun Works LLC (^) (#)	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	11/14/2023	2.5	2.5	2.6	—%
Polpo Realty, LLC(EPC) Polpo Restaurant, LLC (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/6/2038	55.7	55.7	63.8	0.02%
Master CNC Inc & Master Properties LLC (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2038	532.2	532.2	608.0	0.21%
Janice B. McShan and The Metropolitan Day School, LLC (^) (#)	Social Assistance	Term Loan	Prime plus 2.75%	10/31/2023	22.8	22.8	23.6	0.01%
1 North Restaurant Corp dba 1 North Steakhouse (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/31/2038	189.5	189.5	216.9	0.07%
Mid-Land Sheet Metal Inc (^) (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/31/2038	122.8	122.8	140.5	0.05%
Clairvoyant Realty Corp. and Napoli Marble & Granite Design, Ltd (^) (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/24/2038	132.2	132.2	151.3	0.05%
Greenbrier Technical Services, Inc (^) (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/24/2023	107.5	107.5	111.7	0.04%
First Steps Real Estate Company, LLC and First Steps Preschool - (^) (#)	Social Assistance	Term Loan	Prime plus 2.75%	9/30/2038	86.8	86.8	99.1	0.03%
Lenoir Business Partners LLC LP Industries, Inc dba Childforms (^) (#)	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	262.7	262.7	300.2	0.10%
LP Industries, Inc dba Childforms (^) (#)	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	107.0	107.0	122.3	0.04%
Cencon Properties LLC and Central Connecticut Warehousing Company, In (^) (#)	Warehousing and Storage	Term Loan	Prime plus 2.75%	9/30/2038	306.9	306.9	350.9	0.12%
Discount Wheel and Tire of Broken Bow Inc (^) (#)	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/30/2038	199.0	199.0	227.3	0.08%
Mitchellville Family Dentistry, Dr. Octavia Simkins-Wiseman DDS PC (^) (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/27/2038	298.0	298.0	340.5	0.12%
Gabrielle Realty, LLC (^) (#)	Gasoline Stations	Term Loan	Prime plus 2.75%	9/27/2038	673.8	673.8	769.3	0.26%
Anthony C Dinoto and Susan S P Dinoto and Anthony C Dinoto Funeral Ho (^) (#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/26/2038	88.9	88.9	101.7	0.03%
Eastside Soccer Dome, Inc . (^) (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2038	412.5	412.5	471.6	0.16%
Southeast Chicago Soccer, Inc. (^) (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2038	45.5	45.5	52.1	0.02%
Kiddie Steps 4 You Inc. (^) (#)	Social Assistance	Term Loan	Prime plus 2.75%	9/25/2038	80.8	80.8	92.2	0.03%
Diamond Memorials Incorporated (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/25/2023	4.8	4.8	5.0	—%
Faith Memorial Chapel LLC (^) (#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/20/2038	239.4	239.4	273.3	0.09%
Serious-Fun in Alpharetta, LLC dba The Little Gym of Alpharetta (^) (#)	Educational Services	Term Loan	Prime plus 2.75%	9/20/2023	23.9	23.9	24.7	0.01%
Westville Seafood LLC (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/19/2038	99.9	99.9	114.1	0.04%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Maynard Enterprises Inc dba Fastsigns of Texarkana (^) (#)	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/18/2023	8.3	8.3	8.6	—%
Grafio Inc dba Omega Learning Center-Acworth (^) (#)	Educational Services	Term Loan	Prime plus 2.75%	9/13/2023	85.1	85.1	88.0	0.03%
Sound Manufacturing Inc (^) (#)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/12/2028	39.9	39.9	42.9	0.01%
The Berlerro Group, LLC dba Sky Zone (^) (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/12/2023	221.9	221.9	229.5	0.08%
Prospect Kids Academy Inc (^) (#)	Educational Services	Term Loan	Prime plus 2.75%	9/11/2038	110.5	110.5	126.3	0.04%
Alma J. and William R. Walton and Almas Child Day Care Center, I (^) (#)	Social Assistance	Term Loan	8%	9/11/2038	35.1	35.1	32.5	0.01%
B for Brunette dba Blo (^) (#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/10/2023	27.8	27.8	28.7	0.01%
Schmaltz Holdings, LLC and Schmaltz Operations, LLC (^) (#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/4/2038	198.2	198.2	226.1	0.08%
Excel RP Inc (^) (#)	Machinery Manufacturing	Term Loan	Prime plus 2.75%	8/30/2023	66.8	66.8	69.1	0.02%
ACI Northwest Inc. (^) (#)	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	8/30/2023	273.6	273.6	283.7	0.10%
Gulfport Academy Child Care and Learning Center, Inc. and Jennifer Sis (^) (#)	Social Assistance	Term Loan	Prime plus 2.75%	8/30/2023	21.8	21.8	22.6	0.01%
IlOKA Inc dba Microtech Tel and NewCloud Networks (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/30/2023	328.0	328.0	339.2	0.12%
Ramard Inc and Advanced Health Sciences Inc (^) (#)	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/28/2023	94.9	94.9	98.0	0.03%
RM Hawkins LLC dba Pure Water Tech West and Robert M Hawkins (^) (#)	Nonstore Retailers	Term Loan	Prime plus 2.75%	8/26/2023	40.6	40.6	42.1	0.01%
JSIL LLC dba Blackstones Hairdressing (^) (#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/16/2023	9.7	9.7	10.0	—%
Island Nautical Enterprises, Inc. and Ingwall Holdings, LLC (^) (#)	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	8/14/2038	307.7	307.7	351.2	0.12%
Caribbean Concepts, Inc. dba Quick Bleach (^) (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/12/2023	11.3	11.3	11.7	—%
Daniel W and Erin H Gordon and Silver Lining Stables CT, LLC (^) (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/24/2023	5.9	5.9	6.1	—%
Angkor Restaurant Inc (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/19/2038	82.4	82.4	94.2	0.03%
Harbor Ventilation Inc and Estes Investment, LLC (^) (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2038	2.1	2.1	2.4	—%
Tri County Heating and Cooling Inc. (^) (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2023	43.6	43.6	45.2	0.02%
Morning Star Trucking LLC and Morning Star Equipment and Leasing LLC (^) (#)	Truck Transportation	Term Loan	Prime plus 2.75%	7/17/2023	26.7	26.7	27.5	0.01%
Maxiflex LLC (^) (#)	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/28/2023	21.9	21.9	22.7	0.01%
GIA Realty LLC and VRAJ GIA LLC dba Lakeview Laundromat (^) (#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/28/2038	86.0	86.0	98.2	0.03%
2161 Highway 6 Trail, LLC, R. H. Hummer JR., Inc. (Co-Borrower) (^) (#)	Truck Transportation	Term Loan	Prime plus 2.75%	6/19/2026	417.6	417.6	442.2	0.15%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Blakeslee Arpaia Chapman, Inc. dba Blakeslee Industrial Services (^) (#)	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	6/18/2028	625.9	625.9	672.4	0.23%
KDP LLC and KDP Investment Advisors, Inc and KDP Asset Management, Inc (^) (#)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/14/2023	167.5	167.5	172.7	0.06%
Elite Structures Inc (^) (#)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/12/2038	800.5	800.5	912.6	0.31%
Absolute Desire LLC and Mark H. Szierer Sophisticated Smile (^) (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/5/2038	166.4	166.4	189.6	0.06%
Gregory P Jellenek OD and Associates PC dba Gregory P Jellenek OD and (^) (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/28/2023	29.9	29.9	30.9	0.01%
Ryan D. Thornton and Thornton & Associates LLC (^) (#)	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	5/24/2023	23.6	23.6	24.3	0.01%
Peanut Butter & Co., Inc. (^) (#)	Food Manufacturing	Term Loan	Prime plus 2.75%	4/30/2023	46.7	46.7	48.1	0.02%
PowerWash Plus, Inc. and CJR, LLC (^) (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/30/2038	484.0	484.0	551.9	0.19%
1258 Hartford TPKE, LLC and Phelps and Sons, Inc (^) (#)	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/29/2038	109.3	109.3	124.4	0.04%
A & M Commerce, Inc. dba Cranberry Sunoco (^) (#)	Gasoline Stations	Term Loan	Prime plus 2.75%	3/27/2038	289.6	289.6	330.0	0.11%
Xela Pack, Inc. and Aliseo and Catherine Gentile (^) (#)	Paper Manufacturing	Term Loan	Prime plus 2.75%	3/27/2028	190.4	190.4	204.2	0.07%
American Diagnostic Imaging, Inc. dba St. Joseph Imaging Center (^) (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/25/2038	471.6	471.6	537.0	0.18%
Michael A.and HeatherR. Welsch dba Art & FrameEtc. (^) (#)	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/22/2038	59.2	59.2	67.5	0.02%
Truth Technologies Inc dba Truth Technologies Inc. (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/21/2023	39.7	39.7	40.9	0.01%
Sound Manufacturing, Inc. and Monster Power Equipment Inc. (^) (#)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/15/2023	227.5	227.5	234.9	0.08%
Golden Gate Lodging LLC (^) (#)	Accommodation	Term Loan	Prime plus 2.75%	3/12/2038	101.0	101.0	115.1	0.04%
Bakhtar Group LLC dba Malmaison (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2023	47.3	47.3	48.6	0.02%
Osceola River Mill, LLC(EPC) Ironman Machine, Inc.(OC) (^) (#)	Machinery Manufacturing	Term Loan	Prime plus 2.75%	2/20/2038	75.5	75.5	86.0	0.03%
Java Warung, LLC (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/19/2038	44.7	44.7	51.0	0.02%
Retain Loyalty LLC (^) (#)	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	2/15/2038	93.7	93.7	106.7	0.04%
North Country Transport, LLC (^) (#)	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	2/6/2023	6.8	6.8	7.0	—%
Sherill Universal City dba Golden Corral LP (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/28/2038	386.1	386.1	440.2	0.15%
Macho LLC (EPC) Madelaine Chocolate Novelties Inc(OC) dba The Madelai (^) (#)	Food Manufacturing	Term Loan	Prime plus 2.75%	12/31/2037	437.8	437.8	500.1	0.17%
Elegant Fireplace Mantels, Inc. dba Elegant Fireplace Mantels (^) (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/31/2022	43.9	43.9	45.3	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Babie Bunnie Enterprises Inc dba Triangle Mothercare (^) (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/28/2027	28.8	28.8	30.8	0.01%
John Duffy Fuel Co., Inc. (^) (#)	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/28/2022	223.1	223.1	230.0	0.08%
Polpo Realty LLC (EPC) & Polpo Restaurant LLC (OC) dba Polpo Restauran (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/27/2037	451.6	451.6	515.8	0.18%
Martin L Hopp, MD PHD A Medical Corp (OC) dba Tower ENT (^) (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2022	28.6	28.6	29.5	0.01%
Cheryle A Baptiste and Cheryle Baptiste DDS PLLC (^) (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/30/2037	251.6	251.6	287.3	0.10%
Daniel Gordon and Erin Gordon and Silver Lining Stables CT, LLC (^) (#)	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	11/28/2037	199.0	199.0	227.3	0.08%
D&L Rescources, Inc. dba The UPS Store (^) (#)	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	11/27/2022	4.1	4.1	4.3	—%
Richmond Hill Mini Market, LLC (^) (#)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/27/2037	160.9	160.9	183.8	0.06%
DRV Enterprise, Inc. dba Cici's Pizza # 339 (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/26/2022	25.7	25.7	26.5	0.01%
U & A Food and Fuel, Inc. dba Express Gas & Food Mart (^) (#)	Gasoline Stations	Term Loan	Prime plus 2.75%	11/21/2037	83.6	83.6	95.5	0.03%
Pioneer Windows Manufacturing Corp, Pioneer Windows (^) (#)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	11/21/2022	115.4	115.4	119.0	0.04%
R & J Petroleum LLC (EPC) Manar USA, Inc. (OC) (^) (#)	Gasoline Stations	Term Loan	Prime plus 2.75%	11/20/2037	156.4	156.4	178.6	0.06%
St Judes Physical Therapy P.C. (^) (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/19/2022	8.9	8.9	9.2	—%
Hi-Def Imaging, Inc. dba SpeedPro Imaging (^) (#)	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/9/2022	9.4	9.4	9.7	—%
Reidville Hydraulics Mfg Inc dba Summit (^) (#)	Machinery Manufacturing	Term Loan	Prime plus 2.75%	11/2/2037	230.9	230.9	263.5	0.09%
Big Apple Entertainment Partners, LLC d/b/a Ripley's Believe It or Not (^) (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/26/2022	76.6	76.6	78.9	0.03%
University Park Retreat, LLC dba Massage Heights (^) (#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/27/2022	30.9	30.9	31.8	0.01%
O'Rourkes Diner LLC dba O'Rourke's Diner (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/19/2037	56.6	56.6	64.5	0.02%
AJK Enterprise LLC dba AJK Enterprise LLC (^) (#)	Truck Transportation	Term Loan	Prime plus 2.75%	8/27/2022	6.4	6.4	6.6	—%
Suncoast Aluminum Furniture, Inc (#)	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	8/17/2037	310.6	310.6	354.3	0.12%
Georgia Safe Sidewalks LLC (^) (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/27/2022	5.7	5.7	5.9	—%
Hofgard & Co., Inc. dba HofgardBenefits (^) (#)	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/27/2022	41.6	41.6	42.7	0.01%
Havana Central (NY) 5, LLC (^) (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/29/2022	562.5	562.5	577.8	0.20%
Central Tire, Inc. dba Cooper Tire & Auto Services (^) (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/29/2037	247.3	247.3	281.6	0.10%
Jenkins-Pavia Corporation dba Victory Lane Quick Oil Change (^) (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/27/2037	59.8	59.8	68.1	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
KIND-ER-ZZ Inc dba Kidville (^) (#)	Educational Services	Term Loan	Prime plus 2.75%	6/15/2022	18.8	18.8	19.2	0.01%
Graphish Studio, Inc. and Scott Fishoff (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/14/2022	7.6	7.6	7.8	—%
ALF, LLC Mulit-Service Eagle Tires (^) (#)	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	5/31/2037	53.8	53.8	61.2	0.02%
Tracey Vita-Morris dba Tracey Vita's School of Dance (^) (#)	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	5/10/2022	8.3	8.3	8.5	—%
Tanner Optical, Inc. dba Murphy Eye Care (^) (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/27/2022	2.9	2.9	3.0	—%
Zane Filippone Co Inc dba Culligan Water Conditioning (^) (#)	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/12/2022	198.4	198.4	203.8	0.07%
Access Staffing, LLC (^) (#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/30/2022	67.2	67.2	68.8	0.02%
DC Realty, LLC dba FOGO Data Centers (^) (#)	Professional, Scientific, and Technical Services	Term Loan	6%	3/23/2037	2,623.4	2,623.4	2,441.4	0.83%
DC Realty, LLC dba FOGO Data Centers (#)	Professional, Scientific, and Technical Services	Term Loan	6.25%	3/23/2022	538.5	538.5	530.6	0.18%
Manuel P. Barrera and Accura Electrical Contractor, Inc. (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/23/2028	69.5	69.5	74.6	0.03%
Shweiki Media, Inc. dba Study Breaks Magazine (#)	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/22/2027	756.9	756.9	807.2	0.28%
ATI Jet, Inc. (^) (#)	Air Transportation	Term Loan	Prime plus 2.75%	12/28/2026	532.8	532.8	567.4	0.19%
J. Kinderman & Sons, Inc. dba Brite Star Manufacturing Company (#)	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/22/2036	347.3	347.3	394.8	0.13%
K's Salon, LLC d/b/a K's Salon (^) (#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/20/2021	23.7	23.7	24.2	0.01%
15 Frederick Place LLC & Pioneer Windows Holdings Inc & Subs dba Pion (#)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/16/2021	78.2	78.2	80.0	0.03%
Taylor Transport, Inc (#)	Truck Transportation	Term Loan	Prime plus 2.75%	12/8/2021	79.0	79.0	80.8	0.03%
K9 Bytes, Inc & Epazz, Inc dba K9 Bytes, Inc (#)	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	10/26/2021	18.9	18.9	19.3	0.01%
28 Cornelia Street Properties, LLC and Zouk, Ltd.dba Palma (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/25/2021	6.7	6.7	6.8	—%
39581 Garfield, LLC and Tri County Neurological Associates, P.C. (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2036	69.4	69.4	78.7	0.03%
Robert E. Caves, Sr. and American Plank dba Caves Enterprises (#)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/30/2021	87.2	87.2	89.0	0.03%
39581 Garfield, LLC and Tricounty Neurological Associates, P.C. (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2036	23.6	23.6	26.8	0.01%
Big Apple Entertainment Partners, LLC dba Ripley's Believe it or Not (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2021	303.1	303.1	309.4	0.11%
Equity National Capital LLC & Chadbourne Road Capital, LLC (#)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	9/26/2021	18.3	18.3	18.7	0.01%
Michael S. Decker & Janet Decker dba The Hen House Cafe (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/30/2036	13.8	13.8	15.7	0.01%
Trademark Equipment Company Inc and David A. Daniel (#)	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	8/19/2036	111.5	111.5	126.6	0.04%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Qycell Corporation (#)	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	8/19/2021	50.1	50.1	51.2	0.02%
Valiev Ballet Academy, Inc (#)	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	8/12/2036	35.4	35.4	40.2	0.01%
LaHoBa, LLC d/b/a Papa John's (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/3/2036	64.2	64.2	72.9	0.02%
Lavertue Properties LLP dba Lavertue Properties (#)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/29/2036	37.3	37.3	42.2	0.01%
Lisle Lincoln II Limited Partnership dba Lisle Lanes LP (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/29/2036	291.6	291.6	330.5	0.11%
Pierce Developments, Inc. dba Southside Granite (#)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/13/2036	212.3	212.3	240.6	0.08%
J&K Fitness, LLC dba Physiques Womens Fitness Center (#)	Amusement, Gambling, and Recreation Industries	Term Loan	8%	6/8/2036	14.6	14.6	13.6	—%
Peanut Butter & Co., Inc. d/b/a Peanut Butter & Co. (#)	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/3/2021	11.5	11.5	11.7	—%
Modern on the Mile, LLC dba Ligne Roset (#)	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	5/25/2021	51.9	51.9	52.9	0.02%
Profile Performance, Inc. and Eidak Real Estate, L.L.C. (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/20/2036	105.1	105.1	119.1	0.04%
Northwind Outdoor Recreation, Inc. dba Red Rock Wilderness Store (#)	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/18/2036	113.8	113.8	129.0	0.04%
Michael S. Korfe dba North Valley Auto Repair (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/24/2036	12.7	12.7	14.4	—%
Actknowledge,Inc dba Actknowledge (#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/21/2021	13.4	13.4	13.6	—%
Stephen Frank, Patricia Frank and Suds Express LLC dba Frank Chiropra (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/25/2023	23.4	23.4	24.2	0.01%
SuzyQue’s LLC dba Suzy Que’s (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/11/2036	50.2	50.2	56.8	0.02%
Little People’s Village, LLC dba Little People’s Village (#)	Social Assistance	Term Loan	Prime plus 2.75%	1/31/2036	25.4	25.4	28.7	0.01%
Seagate Group Holdings, Inc. dba Seagate Logistics, Inc. (^) (#)	Support Activities for Transportation	Term Loan	Prime plus 2.75%	1/28/2036	92.7	92.7	104.9	0.04%
Dixie Transport, Inc. & Johnny D. Brown & Jimmy Brown & Maudain Brown (#)	Support Activities for Transportation	Term Loan	5.25%	12/28/2035	1,316.8	1,316.8	1,230.1	0.42%
Shree OM Lodging, LLC dba Royal Inn (^) (#)	Accommodation	Term Loan	Prime plus 2.75%	12/17/2035	22.6	22.6	25.5	0.01%
Lodin Medical Imaging, LLC dba Watson Imaging Center (^) (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/1/2020	13.2	13.2	13.4	—%
Robert F. Schuler and Lori A. Schuler dba Bob’s Service Center (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/30/2035	27.6	27.6	31.2	0.01%
K9 Bytes, Inc & Epazz, Inc (#)	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	9/30/2020	3.4	3.4	3.4	—%
Elan Realty, LLC and Albert Basse Asociates, Inc. (#)	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	9/30/2035	183.4	183.4	207.1	0.07%
Success Express,Inc. dba Success Express (#)	Couriers and Messengers	Term Loan	Prime plus 2.75%	9/29/2020	13.9	13.9	14.1	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Modern Manhattan, LLC (#)	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	9/20/2020	35.1	35.1	35.6	0.01%
Dirk's Trucking, L.L.C. dba Dirk's Trucking (#)	Truck Transportation	Term Loan	Prime plus 2.75%	9/17/2020	3.0	3.0	3.1	—%
Rudy & Louise Chavez dba Clyde's Auto and Furniture Upholstery (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/2/2035	40.3	40.3	45.5	0.02%
Newsome Trucking Inc and Kevin Newsome (#)	Truck Transportation	Term Loan	Prime plus 2.75%	9/2/2035	200.3	200.3	226.1	0.08%
Members Only Software, Inc (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/30/2020	6.5	6.5	6.6	—%
ActKnowledge,Inc dba ActKnowledge (#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/30/2020	7.0	7.0	7.1	—%
I-90 RV & Auto Supercenter (#)	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/29/2035	59.9	59.9	67.5	0.02%
CJ Park Inc. dba Kidville Midtown West (#)	Educational Services	Term Loan	Prime plus 2.75%	6/25/2020	2.8	2.8	2.8	—%
Zouk, Ltd. dba Palma (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/25/2020	4.2	4.2	4.3	—%
Tanner Optical Inc. dba Murphy Eye Care (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/22/2035	75.6	75.6	85.2	0.03%
Excel RP, Inc./Kevin and Joann Foley (#)	Machinery Manufacturing	Term Loan	Prime plus 2.75%	7/8/2028	32.4	32.4	35.0	0.01%
ValleyStar, Inc. dba BrightStar HealthCare (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2020	0.6	0.6	0.6	—%
ValleyStar, Inc. dba BrightStar Healthcare (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2020	0.9	0.9	0.9	—%
Diag, LLC dba Kidville (#)	Educational Services	Term Loan	Prime plus 2.75%	6/21/2020	4.8	4.8	4.9	—%
New Economic Methods LLC dba Rita's (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2020	0.2	0.2	0.2	—%
Cocoa Beach Parasail Corp. dba Cocoa Beach Parasail (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/26/2020	0.7	0.7	0.7	—%
Lahoba,LLC dba Papa John's Pizza (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/30/2034	33.5	33.5	37.7	0.01%
Animal Intrusion Prevention Systems Holding Company, LLC (#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/29/2024	20.7	20.7	21.5	0.01%
David A. Nusblatt, D.M.D, P.C. (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/11/2019	0.6	0.6	0.6	—%
KMC RE, LLC & B&B Kennels (#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/19/2034	45.8	45.8	51.5	0.02%
ROVER REPAIRS (#)	Repair and Maintenance	Term Loan	Prime plus 2.5%	11/28/2029	47.1	47.1	50.6	0.02%
The Alba Financial Group, Inc. (^) (#)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	6%	3/10/2021	5.5	5.5	5.5	—%
D & D's Divine Beauty School of Esther, LLC (^) (#)	Educational Services	Term Loan	6%	8/1/2031	45.3	45.3	42.9	0.01%
Bliss Coffee and Wine Bar, LLC (#)	Food Services and Drinking Places	Term Loan	6%	8/31/2019	65.1	65.1	65.0	0.02%
Zog Inc. (#)	Other Information Services	Term Loan	Prime plus 2.75%	4/30/2020	23.3	23.3	23.5	0.01%
Connect Litigation Technology, Inc. (^) (#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2%	10/18/2025	21.4	21.4	22.1	0.01%
1911 East Main Street Holdings, Corp (^) (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2032	11.1	11.1	12.3	—%
Water Works Laundromat, LLC (#)	Personal and Laundry Services	Term Loan	Prime plus 2.25%	9/7/2027	153.2	153.2	161.1	0.05%
Dave Kris, and MDK Ram Corp. (#)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/5/2026	25.4	25.4	26.9	0.01%
Gill Express Inc. dba American Eagle Truck Wash (#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	1/5/2027	153.0	153.0	163.3	0.06%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Head To Toe Personalized Pampering, Inc. (#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/27/2031	8.0	8.0	8.7	—%
Christopher F. Bohon & Pamela D. Bohon (#)	Social Assistance	Term Loan	Prime plus 2.75%	10/28/2026	2.6	2.6	2.8	—%
Mogas Limited (#)	Gasoline Stations	Term Loan	Prime plus 2.75%	5/31/2030	64.1	64.1	70.0	0.02%
Shree Om Lodging, LLC dba Royal Inn (^) (#)	Accommodation	Term Loan	Prime plus 2.75%	5/2/2030	56.8	56.8	62.0	0.02%
Nancy Carapelluci & A & M Seasonal Corner Inc. (^) (#)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/1/2025	11.0	11.0	11.5	—%
Patricia Hughes Jones, MD PC (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/13/2020	1.0	1.0	1.0	—%
Moonlight Multi Media Production, Inc. (^) (#)	Other Information Services	Term Loan	5.3%	2/1/2025	1.9	1.9	1.8	—%
David M. Goens dba Superior Auto Paint & Body, Inc. (#)	Repair and Maintenance	Term Loan	6%	8/26/2024	12.7	12.7	12.4	—%
McCallister Venture Group, LLC and Maw's Vittles, Inc. (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/30/2029	10.2	10.2	11.0	—%
Chong Hun Im dba Kim's Market (#)	Food and Beverage Stores	Term Loan	Prime plus 2.5%	2/27/2024	6.6	6.6	6.8	—%
Whirlwind Car Wash, Inc. (#)	Repair and Maintenance	Term Loan	Prime plus 2%	4/9/2029	13.4	13.4	14.0	—%
Shuttle Car Wash, Inc. dba Shuttle Car Wash (#)	Repair and Maintenance	Term Loan	Prime plus 2.25%	11/10/2028	14.6	14.6	15.4	0.01%
Min Hui Lin (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/30/2028	14.7	14.7	15.8	0.01%
Delta Partners, LLC dba Delta Carwash (#)	Repair and Maintenance	Term Loan	Prime plus 2.5%	4/5/2029	36.5	36.5	39.2	0.01%
Auto Sales, Inc. (#)	Motor Vehicle and Parts Dealers	Term Loan	6%	8/17/2023	5.2	5.2	5.1	—%
RAB Services, Inc. & Professional Floor Installations (#)	Specialty Trade Contractors	Term Loan	Prime plus 2.5%	1/31/2023	4.5	4.5	4.6	—%
Taste of Inverness, Inc. dba China Garden (#)	Food Services and Drinking Places	Term Loan	Prime plus 2%	6/29/2025	6.7	6.7	6.9	—%
Ralph Werner dba Werner Transmission Inc (#)	Gasoline Stations	Term Loan	Prime plus 2.75%	12/29/2021	1.3	1.3	1.3	—%
Robin C. & Charles E. Taylor & Brigantine Aquatic Center LLC (#)	Amusement, Gambling, and Recreation Industries	Term Loan	6%	9/14/2023	26.6	26.6	26.0	0.01%
OrthoQuest, P.C. (^) (#)	Ambulatory Health Care Services	Term Loan	Prime plus 2%	3/12/2022	2.2	2.2	2.2	—%
Track Side Collision & Tire, Inc. (#)	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/16/2025	3.8	3.8	4.0	—%
Deesha Corporation, Inc. dba Best Inn & Suites (#)	Accommodation	Term Loan	Prime plus 2.25%	2/14/2025	20.5	20.5	21.3	0.01%
Maruti, Inc (^) (#)	Accommodation	Term Loan	Prime plus 2.25%	11/25/2024	18.8	18.8	19.4	0.01%
Randall D. & Patricia D. Casaburi dba Pat's Pizzazz (^) (#)	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	3/13/2023	4.6	4.6	4.8	—%
Gain Laxmi, Inc. dba Super 8 Motel (#)	Accommodation	Term Loan	Prime plus 2.25%	5/31/2023	13.3	13.3	13.7	—%
Naseeb Corporation (^) (#)	Accommodation	Term Loan	Prime plus 2.25%	3/31/2024	21.1	21.1	21.8	0.01%
Stillwell Ave Prep School (^) (#)	Social Assistance	Term Loan	Prime plus 2.75%	1/14/2023	4.1	4.1	4.3	—%
Five Corners, Ltd. (#)	Gasoline Stations	Term Loan	Prime plus 2.75%	12/11/2019	0.9	0.9	0.9	—%
Alyssa Corp dba Knights Inn (#)	Accommodation	Term Loan	Prime plus 2.25%	9/30/2023	34.8	34.8	35.8	0.01%
Bhailal Patel dba New Falls Motel (^) (#)	Accommodation	Term Loan	Prime plus 2.75%	3/27/2023	2.0	2.0	2.1	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Pegasus Automotive, Inc. (^) (#)	Gasoline Stations	Term Loan	Prime plus 2.75%	12/23/2022	6.0	6.0	6.2	—%
Delyannis Iron Works (#)	Fabricated Metal Product Manufacturing	Term Loan	6%	12/8/2022	2.5	2.5	2.5	—%
P. Agrino, Inc. dba Andover Diner (#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/18/2021	$4.2	$4.2	$4.3	—%
Total Performing SBA Unguaranteed Investments					$344,442.3	$344,442.3	$353,885.6	120.64%

Non-Performing SBA Unguaranteed Investments (3) (21)
200 North 8th Street Associates LLC and Enchanted Acres Farm (*,#)	Food Manufacturing	Term Loan	6.25%	5/4/2028	468.3	468.3	217.4	0.07%
A & A Auto Care LLC (^,*,#)	Repair and Maintenance	Term Loan	7.5%	3/9/2026	10.4	10.4	—	—%
A & A Auto Care, LLC d/b/a A & A Auto Care, LLC (*,#)	Repair and Maintenance	Term Loan	7.25%	8/12/2036	88.0	88.0	80.1	0.03%
Acton Hardware LLC and Mark Allgood & Jamie Allgood (^,*,#)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/24/2041	478.2	478.2	353.9	0.12%
Alive Design, LLC (*,#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/13/2027	16.2	16.2	12.8	—%
All About Kids and Families Medical Center, Inc. (^,*,#)	Food Manufacturing	Term Loan	7%	1/13/2029	364.9	364.9	232.8	0.08%
All Printing Solutions, Inc. dba Pryntcomm (^,*,#)	Furniture and Related Product Manufacturing	Term Loan	8%	6/27/2041	528.8	528.8	323.2	0.11%
Amboy Group, LLC dba Tommy's Moloney's (*,#)	Truck Transportation	Term Loan	7.5%	6/24/2025	364.5	364.5	352.8	0.12%
American Reclamation LLC (^,*,#)	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	11/1/2027	7.2	7.2	6.7	—%
Anderson Farms Inc (*,#)	Gasoline Stations	Term Loan	7.75%	12/22/2027	1,123.3	1,123.3	891.6	0.30%
Arclay ,LLC (^,*,#)	Social Assistance	Term Loan	Prime plus 2.75%	5/5/2030	137.1	137.1	133.2	0.05%
Arrow Freight Inc (^,*,#)	Fabricated Metal Product Manufacturing	Term Loan	6%	3/30/2028	666.0	666.0	373.4	0.13%
Auto Shine Carwash Inc and AKM R. Hossain and Jessica F. Masud (^,*,#)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2%	9/26/2024	15.7	15.7	15.2	0.01%
AVM LLC dba Luv 2 Play (*,#)	Food Services and Drinking Places	Term Loan	7%	6/1/2028	26.1	26.1	16.8	0.01%
AWA Fabrication & Construction, L.L.C. (*,#)	Amusement, Gambling, and Recreation Industries	Term Loan	6%	4/30/2025	34.4	34.4	1.3	—%
B & J Manufacturing Corporation and Benson Realty Trust (*,#)	Nonstore Retailers	Term Loan	6%	3/30/2021	11.0	11.0	10.7	—%
B and J Catering Inc dba Culinary Solutions (^,*,#)	Gasoline Stations	Term Loan	6%	8/27/2040	532.9	532.9	418.5	0.14%
B&B Fitness and Barbell, Inc. dba Elevations Health Club (*,#)	Gasoline Stations	Term Loan	6.25%	6/22/2035	200.7	200.7	192.1	0.07%
Baker Sales, Inc. d/b/a Baker Sales, Inc. (*,#)	Accommodation	Term Loan	Prime plus 2.75%	3/29/2036	177.4	177.4	57.5	0.02%
Fieldstone Quick Stop LLC Barber Investments LLC Thadius M (*,#)	Accommodation	Term Loan	7.25%	9/30/2038	400.4	400.4	38.3	0.01%
Barber Investments LLC and Fieldstone Quickstop LLC and Maine Dollar (^,*,#)	Gasoline Stations	Term Loan	7.75%	8/15/2039	146.3	146.3	—	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Bear Creek Entertainment LLC dba The Woods at Bear Creek (^,*,#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/12/2041	1,608.1	1,670.8	428.8	0.15%
Bear Creek Entertainment, LLC dba The Woods at Bear Creek (^,*,#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/30/2024	85.4	85.4	83.0	0.03%
Bebos Inc dba Pizza Hut & Sunoco (*,#)	Specialty Trade Contractors	Term Loan	8%	3/28/2028	214.1	214.1	53.9	0.02%
Bone Bar & Grill LLC (*,#)	Food Services and Drinking Places	Term Loan	7%	6/30/2042	73.4	73.4	57.9	0.02%
Brandywine Picnic Park, Inc. and B.Ross Capps & Linda Capps (*,#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/30/2031	179.3	179.3	171.6	0.06%
Calhoun Satellite Communications Inc and Transmission Solutions Group (*,#)	Broadcasting (except Internet)	Term Loan	6.75%	2/27/2025	724.2	724.2	—	—%
Calhoun Satellite Communications, Inc. (*,#)	Telecommunications	Term Loan	7%	12/2/2026	189.1	189.1	40.7	0.01%
Capstone Pediatrics PLLC and Capstone Healthcare Consulting LLC (*,#)	Ambulatory Health Care Services	Term Loan	7.75%	5/15/2025	556.4	556.4	322.0	0.11%
Carl R. Bieber, Inc. dba Bieber Tourways/Bieber Transportation (^,*,#)	Transit and Ground Passenger Transportation	Term Loan	7.5%	9/30/2027	573.1	573.1	556.6	0.19%
Central Ohio Cleaners Inc (^,*,#)	Personal and Laundry Services	Term Loan	7%	6/13/2024	85.3	85.3	1.8	—%
Chickamauga Properties, Inc., MSW Enterprises, LLP (*,#)	Amusement, Gambling, and Recreation Industries	Term Loan	6.25%	12/22/2035	59.0	59.0	57.3	0.02%
Chickamauga Properties, Inc. and MSW Enterprises, LLP (*,#)	Amusement, Gambling, and Recreation Industries	Term Loan	6.25%	10/19/2022	43.5	43.5	—	—%
Clark Realty LLC (^,*,#)	Real Estate	Term Loan	Prime plus 2.75%	8/29/2041	73.3	73.3	18.9	0.01%
Clark Realty LLC (^,*,#)	Real Estate	Term Loan	Prime plus 2.75%	9/15/2027	58.6	58.6	—	—%
CLU Amboy, LLC (EPC) and Amboy Group, LLC (OC) dba Tommy Moloney's (^,~,*,#)	Food Manufacturing	Term Loan	7%	12/27/2023	455.7	455.7	419.5	0.14%
CM Lab Inc (^,*,#)	Professional, Scientific, and Technical Services	Term Loan	6.75%	5/20/2026	125.5	125.5	73.3	0.02%
Colts V LLC and Nowatzke Service Center, Inc (^,*,#)	Repair and Maintenance	Term Loan	6.75%	9/26/2039	553.3	553.3	529.6	0.18%
Custom Software, Inc. a Colorado Corporation dba M-33 Access (*,#)	Professional, Scientific, and Technical Services	Term Loan	6.25%	6/17/2021	244.3	244.3	220.2	0.08%
Custom Software, Inc. a Colorado Corporation dba M-33 Access (*,#)	Broadcasting (except Internet)	Term Loan	6.25%	4/30/2022	94.3	94.3	—	—%
CZAR Industries, Inc. (^,*,#)	Food Services and Drinking Places	Term Loan	6.5%	12/19/2027	246.4	246.4	152.6	0.05%
D&G Capital LLC dba Miami Grill 277 (^,*,#)	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	12/16/2025	46.2	46.2	9.8	—%
Demand Printing Solutions, Inc (*,#)	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	10/29/2034	113.3	113.3	108.5	0.04%
Demand Printing Solutions, Inc. (*,#)	Printing and Related Support Activities	Term Loan	8%	12/12/2019	1.6	1.6	1.5	—%
Demand Printing Solutions, Inc. and MLM Enterprises, LLC (*,#)	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/27/2021	5.5	5.5	5.3	—%
MLM Enterprises LLC and Demand Printing Solutions Inc (^,*,#)	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/18/2024	50.2	50.2	48.0	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Demand Printing Solutions Inc (^,*,#)	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	12/15/2027	17.0	17.0	16.2	0.01%
Demand Printing Solutions Inc. (^,*,#)	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/16/2026	17.8	17.8	17.1	0.01%
Demand Printing Solutions Inc. (^,*,#)	Ambulatory Health Care Services	Term Loan	7.5%	5/25/2027	199.2	199.2	33.3	0.01%
Douglas Printy Motorsports, Inc. dba Blackburn Trike (*,#)	Ambulatory Health Care Services	Term Loan	7.5%	3/9/2040	155.9	155.9	92.1	0.03%
Dr. Richard Rolle JR, PLLC dba Rolle Oral & Facial Surgery PLLC (^,*,#)	Truck Transportation	Term Loan	8%	9/29/2042	869.9	869.9	609.9	0.21%
Dr. Richard R. Rolle, Jr., PLLC dba Rolle Oral & Facial Surgery (^,*,#)	Truck Transportation	Term Loan	Prime plus 2.75%	12/18/2027	122.3	122.3	—	—%
Driven Warehouse/Distribution LLC (*,#)	Merchant Wholesalers, Durable Goods	Term Loan	7%	12/22/2027	726.2	726.2	479.3	0.16%
Driven Warehouse/Distribution LLC (*,#)	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	1/18/2028	129.0	129.0	—	—%
DTM Parts Supply Inc. (*,#)	Food Manufacturing	Term Loan	6%	6/2/2025	54.8	54.8	54.0	0.02%
DuCharme Realty LLC and DuCharme Enterprises LLC dba Specialty (^,*,#)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	2/2/2040	210.1	210.1	137.2	0.05%
E & I Holdings, LP & PA Farm Products, LLC (*,#)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	4/30/2030	4,705.2	4,819.1	2,836.4	0.97%
Earth First Recycling LLC (^,*,#)	Plastics and Rubber Products Manufacturing	Term Loan	6%	12/6/2027	72.8	72.8	69.7	0.02%
Earth First Recycling, LLC and 191 Clark Road, LLC (^,*,#)	Plastics and Rubber Products Manufacturing	Term Loan	6%	6/5/2027	338.0	338.0	323.5	0.11%
EGM Food Services Inc dba Gold Star Chili (^,*,#)	Other Information Services	Term Loan	6%	5/29/2024	11.6	11.6	8.7	—%
Ericon Inc. dba Quik Pik (^,*,#)	Animal Production and Aquaculture	Term Loan	7.5%	3/24/2027	54.2	54.2	51.1	0.02%
Ericon, Inc. (^,*,#)	Support Activities for Transportation	Term Loan	6%	12/1/2041	705.6	705.6	665.4	0.23%
Ericon, Inc. dba Quik Pik (^,*,#)	Administrative and Support Services	Term Loan	7.75%	12/15/2041	322.8	322.8	304.5	0.10%
Europlast Ltd (*,#)	Repair and Maintenance	Term Loan	7.75%	9/26/2022	312.9	312.9	55.1	0.02%
Europlast Ltd (*,#)	Repair and Maintenance	Term Loan	7.75%	5/31/2023	73.4	73.4	—	—%
Event Mecca LLC (*,#)	Administrative and Support Services	Term Loan	7.75%	4/10/2023	11.2	11.2	8.6	—%
Evernook Valley Milk LLC (^,*,#)	Administrative and Support Services	Term Loan	7.75%	8/31/2042	637.5	637.5	455.3	0.16%
Ezzo Properties, LLC and Great Lakes Cleaning, Inc. (*,#)	Administrative and Support Services	Term Loan	7.75%	12/20/2027	286.5	286.5	60.1	0.02%
New Image Building Services, Inc. dba New Image Repair Services (*,#)	Amusement, Gambling, and Recreation Industries	Term Loan	7.5%	8/23/2037	251.5	251.5	168.9	0.06%
New Image Building Services Inc. dba New Image Repair Services (*,#)	Construction of Buildings	Term Loan	7.5%	10/29/2023	197.1	197.1	—	—%
New Image Building Services, Inc. dba The Maids serving Oakland (^,*,#)	Construction of Buildings	Term Loan	7.5%	1/19/2026	67.8	67.8	—	—%
New Image Building Services, Inc.dba The Maids Servicing Oakland (^,*,#)	Food and Beverage Stores	Term Loan	7%	12/21/2026	39.0	39.0	—	—%
New Image Building Services, Inc. (^,*,#)	Real Estate	Term Loan	6%	5/18/2027	138.9	138.9	—	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Farec, Inc (*,#)	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/29/2042	250.4	250.4	248.4	0.08%
Galaforo Construction and Companies LLC (^,*,#)	Specialty Trade Contractors	Term Loan	6%	12/15/2042	207.8	207.8	201.8	0.07%
Galaforo Construction LLC and Paul M Galaforo, Jr. (*,#)	Rental and Leasing Services	Term Loan	6%	12/15/2027	329.0	329.0	72.2	0.02%
Gino Italian American Deli and Meat Market Inc (^,*,#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/25/2041	119.9	119.9	—	—%
Glencadia Corporation (^,*,#)	Waste Management and Remediation Services	Term Loan	6%	11/21/2027	3.5	3.5	—	—%
Grand Manor Realty, Inc. & Kevin LaRoe (*,#)	Ambulatory Health Care Services	Term Loan	6.25%	2/20/2023	19.0	19.0	18.2	0.01%
Green Country Filter Manufacturing LLC (^,*,#)	Repair and Maintenance	Term Loan	7%	4/27/2026	68.3	68.3	54.3	0.02%
Groundworks Unlimited LLC (^,~,*,#)	Truck Transportation	Term Loan	7.5%	12/17/2023	8.7	8.7	7.8	—%
Guzman Group,LLC (*,#)	Truck Transportation	Term Loan	7.5%	9/30/2019	173.8	173.8	—	—%
H.M.C, Incorporated (^,*,#)	Food Services and Drinking Places	Term Loan	6.25%	7/3/2028	183.8	183.8	178.5	0.06%
Hagerstown Muffler, Inc. and JMS Muffler, Inc (*,#)	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/24/2040	311.5	311.5	262.2	0.09%
Harrelson Materials Management,Inc (*,#)	Furniture and Home Furnishings Stores	Term Loan	8%	6/24/2021	465.2	465.2	25.0	0.01%
Hartford Cardiology Group LLC and Ideal Nutrition of Connecticut LLC (^,~,*,#)	Motion Picture and Sound Recording Industries	Term Loan	7.5%	6/30/2026	459.3	459.3	81.7	0.03%
Hascher Gabelstapler Inc (^,*,#)	Merchant Wholesalers, Nondurable Goods	Term Loan	7.25%	3/26/2024	49.0	49.0	10.1	—%
HG Ventures, Inc. (^,*,#)	Truck Transportation	Term Loan	7.25%	3/9/2028	120.9	120.9	117.4	0.04%
HG Ventures, Inc. dba Diamond Head Trucking (^,*,#)	Truck Transportation	Term Loan	7.25%	6/29/2030	897.0	897.0	871.1	0.30%
Home Again Restaurant LLC (*,#)	Truck Transportation	Term Loan	6%	6/30/2040	0.4	0.4	0.3	—%
Hurshell Leon Dutton dba High Jump Party Rentals (^,*,#)	Educational Services	Term Loan	7%	11/30/2025	13.6	13.6	13.1	—%
J And G Group Services LLC and United Vending of Florida Inc and John (^,*,#)	Social Assistance	Term Loan	6%	7/28/2026	29.6	29.6	28.7	0.01%
J Harris Trucking LLC (*,#)	Personal and Laundry Services	Term Loan	7.25%	5/19/2027	18.7	18.7	8.4	—%
J Harris Trucking, LLC (^,*,#)	Motor Vehicle and Parts Dealers	Term Loan	6.25%	5/13/2026	38.1	38.1	35.2	0.01%
J Olson Enterprises LLC and Olson Trucking Direct, Inc. (*,#)	Amusement, Gambling, and Recreation Industries	Term Loan	6.75%	6/28/2025	628.4	628.4	46.4	0.02%
Jenny's Wunderland, Inc. (*,#)	Social Assistance	Term Loan	8%	6/29/2036	98.8	98.8	13.6	—%
Kantz LLC and Kantz Auto LLC dba Kantz's Hometown Auto (^,*,#)	Food Services and Drinking Places	Term Loan	8%	10/29/2039	11.1	11.1	8.2	—%
Kids at Heart,LLC dba Monster Mini Golf (^,~,*,#)	Accommodation	Term Loan	6%	9/22/2026	20.0	20.0	15.5	0.01%
Knowledge First Inc dba Magic Years of Learning and Kimberly Knox (^,*,#)	Repair and Maintenance	Term Loan	6.25%	3/21/2039	133.3	133.3	127.6	0.04%
Kostekos Inc dba New York Style Pizza (^,*,#)	Repair and Maintenance	Term Loan	6.25%	2/6/2040	61.9	61.9	13.8	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Krishna of Orangeburg, Inc. (*,#)	Textile Product Mills	Term Loan	7.25%	2/20/2032	10.3	10.3	5.6	—%
Kup's Auto Spa Inc (*,#)	Food Services and Drinking Places	Term Loan	7.25%	11/15/2038	70.5	70.5	33.2	0.01%
Kup’s Auto Spa, Inc. (*,#)	Food Services and Drinking Places	Term Loan	7%	10/23/2025	54.7	54.7	—	—%
L.M. Jury Enterprises, Inc dba Midwest Monograms (*,#)	General Merchandise Stores	Term Loan	7.25%	10/28/2025	60.6	60.6	9.0	—%
LA Diner Inc dba Loukas L A Diner (*,#)	Merchant Wholesalers, Nondurable Goods	Term Loan	7.5%	9/28/2037	617.8	617.8	600.0	0.20%
Lowgap Grocery & Grill LLC (^,*,#)	Support Activities for Agriculture and Forestry	Term Loan	6%	3/24/2041	48.0	48.0	27.0	0.01%
M & H Pine Straw Inc and Harris L. Maloy (*,#)	Support Activities for Agriculture and Forestry	Term Loan	7.5%	3/21/2023	197.4	197.4	58.1	0.02%
M & H Pine Straw, Inc and Harris L. Maloy (*,#)	Merchant Wholesalers, Nondurable Goods	Term Loan	7.5%	4/30/2020	54.2	54.2	51.9	0.02%
M & H Pine Straw, Inc.and Harris Maloy (*,#)	Construction of Buildings	Term Loan	6.25%	7/10/2020	27.4	27.4	19.7	0.01%
M & H Pinestraw, Inc. and Harris L. Maloy (*,#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/15/2021	133.8	133.8	48.4	0.02%
M and C Renovations Inc (^,~,*,#)	Transit and Ground Passenger Transportation	Term Loan	6.25%	10/31/2024	12.3	12.3	9.3	—%
Mariam Diner Inc dba Country Kitchen Restaurant (^,*,#)	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	7%	3/18/2026	42.8	42.8	24.8	0.01%
Matchless Transportation LLC dba First Class Limo (*,#)	Broadcasting (except Internet)	Term Loan	6%	8/3/2022	121.0	121.0	99.9	0.03%
Medeiros Holdings Inc (^,*,#)	Specialty Trade Contractors	Term Loan	15%	11/25/2025	19.6	19.6	13.3	—%
Mojo Brands Media, LLC (*,#)	Support Activities for Transportation	Term Loan	7.75%	8/28/2023	725.0	725.0	341.6	0.12%
Morris Glass and Construction Inc (*,#)	Repair and Maintenance	Term Loan	7%	10/1/2023	426.6	426.6	408.8	0.14%
MTV Bowl, Inc. dba Legend Lanes (*,#)	Truck Transportation	Term Loan	Prime plus 2.75%	6/30/2036	208.9	208.9	208.5	0.07%
N Transport LLC (^,*,#)	Heavy and Civil Engineering Construction	Term Loan	7%	11/20/2027	385.5	385.5	262.5	0.09%
N Transport LLC (^,*,#)	Heavy and Civil Engineering Construction	Term Loan	7%	11/20/2042	175.3	175.3	142.5	0.05%
Nelson Sargsyan dba HDA Trucking (*,#)	Crop Production	Term Loan	7%	6/16/2025	100.8	100.8	62.7	0.02%
Nowatzke Service Center Inc dba Nowatzke Truck and Trailer (^,*,#)	Social Assistance	Term Loan	7%	1/29/2026	96.9	96.9	22.2	0.01%
Olsen Bros. Transportation, Inc. & Golden Spike Leasing, LLC (^,*,#)	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	6/20/2028	603.5	603.5	271.4	0.09%
Paragon Fabricators Inc, Paragon Field Services, Inc and Paragon Global (*,#)	Specialty Trade Contractors	Term Loan	7%	9/28/2026	571.2	571.2	27.2	0.01%
Paragon Global, LLC and Paragon Fabricators Inc and Paragon Field (^,*,#)	Specialty Trade Contractors	Term Loan	7%	9/28/2041	110.1	110.1	107.0	0.04%
Peckett's Inc (^,*,#)	Specialty Trade Contractors	Term Loan	7%	7/27/2041	85.7	85.7	68.4	0.02%
Pooh's Corner Realty LLC and Pooh's Corner Inc (*,#)	Food Services and Drinking Places	Term Loan	6.25%	7/23/2040	100.3	100.3	93.6	0.03%
Ramjay Inc. (^,*,#)	Amusement, Gambling, and Recreation Industries	Term Loan	7.75%	1/13/2027	381.9	381.9	86.9	0.03%
RDT Enterprises LLC (^,*,#)	Specialty Trade Contractors	Term Loan	6.75%	9/15/2027	136.9	136.9	62.6	0.02%
RDT Enterprises, L.L.C. (*,#)	Personal and Laundry Services	Term Loan	7.5%	11/12/2025	19.6	19.6	—	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
RDT Enterprises, LLC (^,*,#)	Merchant Wholesalers, Nondurable Goods	Term Loan	7.5%	12/31/2028	111.5	111.5	54.4	0.02%
Rhone Wolf Vineyard LLC, Goldline Brands Inc. and Myka Cellars, Inc. (^,*,#)	Repair and Maintenance	Term Loan	7%	1/19/2030	230.9	230.9	217.8	0.07%
Roundhay Partners LLC and Roundhay Farming LLC (^,*,#)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	7.5%	8/8/2042	902.1	902.1	574.2	0.20%
Robbie E. Bakery and Cafe LLC (^,*,#)	Accommodation	Term Loan	6.25%	3/3/2027	55.1	55.1	0.9	—%
Route 130 SCPI Holdings LLC Route 130 SCPI Operations LLC (^,*,#)	Food Services and Drinking Places	Term Loan	7.75%	9/30/2039	279.5	279.5	34.0	0.01%
Sanabi Investment, LLC dba Oscar's Moving and Storage (^,~,*,#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/20/2027	106.2	106.2	90.8	0.03%
Sand Hill Associates, Ltd. dba Charlie O's Tavern on the Point (^,*,#)	Furniture and Related Product Manufacturing	Term Loan	7.5%	12/27/2041	413.0	413.0	306.7	0.10%
Scoville Plumbing & Heating Inc and Thomas P. Scoville (*,#)	Merchant Wholesalers, Nondurable Goods	Term Loan	6.5%	7/25/2022	32.1	32.1	12.4	—%
SDA Holdings LLC and Les Cheveux Salon Inc (^,*,#)	Broadcasting (except Internet)	Term Loan	6.75%	12/15/2040	108.5	108.5	105.4	0.04%
Sektor Solutions Inc. (^,*,#)	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	11/16/2028	157.8	157.8	153.2	0.05%
Select Propane & Fuel Inc. and Select Fuel & Convenience LLC (*,#)	Specialty Trade Contractors	Term Loan	6%	2/10/2030	591.4	591.4	109.1	0.04%
Shaffer Automotive Repair, LLC (*,#)	Truck Transportation	Term Loan	7.25%	5/24/2030	132.8	132.8	63.4	0.02%
Shane M. Howell and Buck Hardware and Garden Center, LLC (*,#)	Truck Transportation	Term Loan	7.75%	12/27/2038	113.4	113.4	88.8	0.03%
Shivsakti, LLC dba Knights Inn (*,#)	Gasoline Stations	Term Loan	7.75%	12/20/2032	3.3	3.3	—	—%
Somerled Investments, LLC dba Mak's Place LLC (^,*,#)	Gasoline Stations	Term Loan	7.5%	9/20/2028	186.5	186.5	1.0	—%
Soregard Inc (^,*,#)	Nonmetallic Mineral Product Manufacturing	Term Loan	7.25%	6/30/2041	153.4	153.4	80.9	0.03%
Sourceco Limited Liability Company (^,*,#)	Nonmetallic Mineral Product Manufacturing	Term Loan	7.5%	12/17/2025	44.3	44.3	43.0	0.01%
Sovereign Communications LLC (*,#)	Clothing and Clothing Accessories Stores	Term Loan	7%	2/7/2024	638.7	638.7	504.3	0.17%
Stellar Environmental LLC (*,#)	Clothing and Clothing Accessories Stores	Term Loan	7.25%	3/18/2023	29.2	29.2	28.3	0.01%
STK Ventures Inc dba JP Dock Service & Supply (*,#)	Clothing and Clothing Accessories Stores	Term Loan	7.25%	5/9/2037	31.6	31.6	11.0	—%
Stormrider Inc dba Shirley's Stormrider Inc (*,#)	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	7.75%	9/23/2025	53.1	53.1	—	—%
Stormrider Inc dba Shirley's Stormrider, Inc (^,*,#)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	7.75%	11/25/2024	102.9	102.9	38.1	0.01%
Street Magic Enterprise LLC (^,*,#)	Food Services and Drinking Places	Term Loan	7%	12/21/2027	86.3	86.3	13.0	—%
Street Magic Enterprise LLC dba New Lisbon Travel Mart (^,*,#)	Support Activities for Transportation	Term Loan	7%	11/7/2042	419.0	419.0	406.9	0.14%
Suncrest Stone Products LLC (^,~,*,#)	Accommodation	Term Loan	7%	8/29/2041	630.5	630.5	546.2	0.19%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Suncrest Stone Products LLC (^,~,*,#)	Specialty Trade Contractors	Term Loan	6.75%	8/29/2026	536.6	536.6	451.6	0.15%
T and B Boots Inc dba Takken's Shoes (*,#)	Telecommunications	Term Loan	7%	3/31/2025	23.0	23.0	21.1	0.01%
T and B Boots Inc dba Takken's Shoes (^,*,#)	Specialty Trade Contractors	Term Loan	7.5%	6/17/2026	204.5	204.5	—	—%
T and B Boots Inc dba Takken's Shoes (*,#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/7/2026	95.2	95.2	93.8	0.03%
Tarver-Henley Inc. and Tar-Hen LLC (^,*,#)	Motor Vehicle and Parts Dealers	Term Loan	7.5%	6/21/2042	314.6	314.6	223.9	0.08%
The Woods at Bear Creek LLC and Bear Creek Entertainment LLC (^,*,#)	Repair and Maintenance	Term Loan	7.5%	9/29/2039	489.6	489.6	475.5	0.16%
Thomas P. Scoville dba Scoville Plumbing & Heating, Inc. (*,#)	Food Services and Drinking Places	Term Loan	8%	11/16/2021	32.9	32.9	32.4	0.01%
Transmission Solutions Group, Inc. and Calhoun Satellite Communication (*,#)	Ambulatory Health Care Services	Term Loan	7.25%	12/2/2041	64.7	64.7	—	—%
Tri-State Remodeling & Investments, LLC (^,*,#)	Food Services and Drinking Places	Term Loan	7.5%	12/11/2025	10.3	10.3	1.6	—%
TX Superior Communications, LLC (^,~,*,#)	Food Services and Drinking Places	Term Loan	7.25%	3/19/2028	87.3	87.3	74.8	0.03%
Vision Automotive LLC dba Vision Chrysler Jeep Dodge Ram of Defiance (^,*,#)	Professional, Scientific, and Technical Services	Term Loan	7.5%	9/29/2029	291.3	291.3	172.2	0.06%
Vision Collision Center LLC dba Integrity Auto Body & Vision Automoti (*,#)	Professional, Scientific, and Technical Services	Term Loan	7.5%	11/21/2027	347.2	347.2	—	—%
Warner Family Restaurant LLC dba Burgerim (*,#)	Food Services and Drinking Places	Term Loan	8%	5/3/2028	20.1	20.1	2.8	—%
Webb Eye Associates, PA (^,*,#)	Ambulatory Health Care Services	Term Loan	7.25%	7/19/2027	71.2	71.2	28.6	0.01%
Wilban LLC (^,*,#)	Food Services and Drinking Places	Term Loan	7.5%	3/11/2026	93.2	93.2	90.5	0.03%
Wilban LLC (^,*,#)	Food Services and Drinking Places	Term Loan	7.25%	3/28/2039	402.7	402.7	297.1	0.10%
Work of Heart Inc dba Little Nest Portraits (*,#)	Professional, Scientific, and Technical Services	Term Loan	7.5%	1/10/2028	5.2	5.2	5.2	—%
Work of Heart Inc dba Little Nest Portraits (^,*,#)	Professional, Scientific, and Technical Services	Term Loan	7.5%	7/28/2027	47.1	47.1	46.4	0.02%
Zahmel Restaurant Suppliers Corp dba Cash & Carry;Zahners Hardware (^,*,#)	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	4/28/2027	79.3	79.3	78.1	0.03%
Total Non-Performing Unguaranteed SBA Investments					$42,133.8	$42,310.4	$24,740.5	8.43%

Total Unguaranteed SBA Investments					$386,576.1	$386,752.7	$378,626.1	129.07%

Performing and Non-Performing SBA Guaranteed Investments (4)
Matrix Z LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 6.5%	2/27/2029	12.3	12.3	12.3	—%
Rello, Inc. dba ID Salon	Personal and Laundry Services	Term Loan	Prime plus 6.5%	4/17/2029	6.0	6.0	6.0	—%
2Choice2Friends dba 2 N 1 Salad Bar and Grill	Food Services and Drinking Places	Term Loan	Prime plus 6.5%	4/17/2029	12.4	12.4	12.4	—%
Alan Russell Moldof CPA dba Al Russell Moldof CPA	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	4/25/2029	5.0	5.0	5.0	—%
Disability Resolution P.A.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	4/30/2029	7.2	7.2	7.2	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
NYM Solutions Inc.dba NYM Solutions, Inc	Insurance Carriers and Related Activities	Term Loan	Prime plus 6.5%	5/6/2029	12.5	12.5	12.5	—%
Crystal D. Walls dba Crystal's Cleaning Service	Administrative and Support Services	Term Loan	Prime plus 6.5%	5/9/2029	10.0	10.0	10.0	—%
Clowers Trucking By Faith LLC	Truck Transportation	Term Loan	Prime plus 6.5%	5/23/2029	12.5	12.5	12.5	—%
MCM Design LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	5/23/2029	10.0	10.0	10.0	—%
Allison K. Chipak dba Still Photography	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	6/6/2029	12.5	12.5	12.5	—%
Archer Cleaners Inc	Personal and Laundry Services	Term Loan	Prime plus 6.5%	6/10/2029	12.5	12.5	12.5	—%
Law Office of Paula Padilla	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	6/13/2029	5.0	5.0	5.0	—%
Bonadi Inc. dba Polished Salon	Personal and Laundry Services	Term Loan	Prime plus 6.5%	6/17/2029	12.5	12.5	12.5	—%
AA Horseplay, LLC	Animal Production and Aquaculture	Term Loan	Prime plus 6.5%	6/20/2029	12.5	12.5	12.5	—%
Campuscuts LLC	Personal and Laundry Services	Term Loan	Prime plus 6.5%	6/21/2029	7.5	7.5	7.5	—%
Port Diesel L.L.C.	Repair and Maintenance	Term Loan	Prime plus 6.5%	6/21/2029	12.5	12.5	12.5	—%
Gribben & Associates, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	6/21/2029	2,164.5	2,164.5	2,385.3	0.81%
Small Batch Creations Inc. dba The Office Bar & Grill	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/21/2029	179.3	179.3	198.3	0.07%
Pawfection Pet Services LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/27/2029	59.5	59.5	65.8	0.02%
Port Huron Ophthalmology, PLLC dba Black River Optical	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2029	85.0	85.0	94.0	0.03%
Nevada Recycling and Salvage LTD, AMCB LLC	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/28/2044	3,750.0	3,750.0	4,226.3	1.44%
Balboa Fashion LLC	Apparel Manufacturing	Term Loan	Prime plus 2.75%	6/28/2029	42.5	42.5	47.0	0.02%
Anderson Companies LLC	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/28/2044	611.3	611.3	692.5	0.24%
H2O Mobile Group, Inc. dba Fantasea Scuba	Educational Services	Term Loan	Prime plus 2.75%	6/28/2029	141.8	141.8	156.8	0.05%
Kneading Dough LLC dba NY Bagel Cafe & Deli,NY Bagle, New York Bagle	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/23/2029	102.5	102.5	113.2	0.04%
AVM LLC dba Luv 2 Play (*)	Social Assistance	Term Loan	Prime plus 2.75%	6/1/2028	78.2	78.2	86.1	0.03%
Bio-Haz Solutions, Inc.	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	5/29/2044	1,018.9	1,018.9	1,148.3	0.39%
National Stone LTD and NSI Group Inc	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	8/31/2044	603.8	603.8	682.0	0.23%
Hackstaff Restaurants LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/15/2029	402.1	402.1	444.3	0.15%
Beau & HB Inc dba Beau's Billiard, Bowling & Arcade	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/16/2029	115.1	115.1	127.3	0.04%
Thames Aquatic Club, LLC	Educational Services	Term Loan	Prime plus 2.75%	7/21/2029	75.0	75.0	82.9	0.03%
JejoJesi Corp dba Dukunoo Jamaican Kitchen, Dunkunoo	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/19/2029	120.9	120.9	133.6	0.05%
Sheldon T Banks and Sheldon T Banks LLC dba Serenity Funeral chapel ll	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/19/2044	366.8	366.8	415.2	0.14%
Healthy and Fresco LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/20/2029	100.4	100.4	111.0	0.04%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Accel Compression Inc.,Accel Workover Services In	Rental and Leasing Services	Term Loan	Prime plus 2.75%	6/21/2044	474.8	474.8	537.6	0.18%
CMLCLEARWATERBEACH.LLC dba Cousins Maine Lobster	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/11/2029	117.6	117.6	130.0	0.04%
Mill Creek Early Childhood Program LLC	Social Assistance	Term Loan	Prime plus 2.75%	8/11/2029	69.5	69.5	76.9	0.03%
FRAJOVI Urban Air, LLC dba Urban Air Trampoline& Adventure Park	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	1/8/2030	1,288.2	1,288.2	1,424.8	0.49%
Gilpin Enterprises, LLC dba Jon Smith Subs	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/12/2029	176.1	176.1	194.8	0.07%
ER & DC McPherson Holdings, LLC	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/19/2029	86.9	86.9	96.2	0.03%
DeVega Juice Co, - East Cobb, LLC dba Clean Juice Johnson Ferry	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2029	88.2	88.2	97.6	0.03%
Aloha To Go LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/9/2029	20.3	20.3	22.4	0.01%
2820 US HWY 98 N LLC dba Total Package Car Wash	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/23/2029	42.8	42.8	47.3	0.02%
SV Enterprise LLC dba Haagen-Dazs	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/24/2029	105.4	105.4	116.6	0.04%
Kego 2 LLC dba Jon Smith Subs	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/14/2029	165.0	165.0	182.5	0.06%
LuLuBelle's Mountain Banana Bread LLC	Food Manufacturing	Term Loan	Prime plus 2.75%	12/21/2044	217.1	217.1	245.9	0.08%
Soft Touch Tissue & Paper LLC	Paper Manufacturing	Term Loan	Prime plus 2.75%	6/26/2029	299.8	299.8	331.5	0.11%
Shooter's Gun Club, LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/27/2029	240.0	240.0	265.6	0.09%
Total SBA Guaranteed Performing and Non-Performing Investments					$13,572.2	$13,572.2	$15,142.5	5.16%

Total SBA Unguaranteed and Guaranteed Investments					$400,148.3	$400,324.9	$393,768.6	134.23%

Controlled Investments (5) (21)
Advanced Cyber Security Systems, LLC (*,#) (6) (20)	Data processing, hosting and related services.	50% Membership Interest	—%	—	—	—	—	—%
		Term Loan	3%	December 2014	381.0	381.0	—	—%
Automated Merchant Services, Inc. (*,#) (7) (20)	Data processing, hosting and related services.	100% Common Stock	—%	—	—	—	—	—%
CDS Business Services, Inc. (*,#) (8)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Common Stock	—%	—	—	4,428.0	5,000.0	1.70%
		Line of Credit	Prime plus 2.5%	December 2019	5,000.0	5,000.0	5,000.0	1.70%
		Term Loan	10%	April 2020	300.0	300.0	300.0	0.10%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Newtek Technology Solutions, Inc. (*,#) (11)	Data processing, hosting and related services.	100% Common Stock	—%	—	—	8,384.0	7,000.0	2.39%
		Line of Credit	1 month LIBOR plus 2.5%	November 2028	7,625.0	7,625.0	7,625.0	2.60%
Newtek Insurance Agency, LLC (*,#) (13)	Insurance Carriers and Related Activities	100% Membership Interest	—%	—	—	135.0	2,215.0	0.76%
PMTWorks Payroll, LLC (*,#) (9)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	1,443.1	—	—%
		Term Loan	10%	October 2019	435.0	435.0	—	—%
		Term Loan	10%	May 2020	750.0	750.0	—	—%
		Term Loan	12%	May 2020	500.0	500.0	—	—%
		Term Loan	10%	July 2020	1,000.0	1,000.0	—	—%
Small Business Lending, LLC (*,#) (12) (20)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	598.0	3,948.4	1.35%
		Term Loan	10%	June 2021	400.0	400.0	400.0	0.14%
ADR Partners, LLC dba banc-serv Partners, LLC (*,#) (12)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	7,085.2	—	—%
International Professional Marketing, Inc. (#) (16)	Professional, Scientific, and Technical Services	100% Common Stock	—%	—	—	4,000.0	3,900.0	1.33%
		Line of Credit	Prime plus 0.5%	April 2021	100.0	100.0	100.0	0.03%
SIDCO, LLC (#) (16)	Professional, Scientific, and Technical Services	100% Membership Interest	—%	—	—	7,119.7	6,899.7	2.35%
		Line of Credit	Prime plus 0.5%	July 2019	100.0	100.0	100.0	0.03%
Newtek Merchant Solutions, LLC (#) (11)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	16,438.0	121,250.0	41.33%
Mobil Money, LLC (#) (17)	Data processing, hosting and related services.	100% Membership Interest	—%	—	—	2,980.0	2,979.4	1.02%
Newtek Business Lending, LLC (*,#) (10)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	6,588.0	9,587.7	3.27%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2019 (UNAUDITED) (In Thousands)
Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Newtek Conventional Lending, LLC (#) (18)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	50% Membership Interest	—%	—	—	1,448.6	1,509.4	0.51%
Titanium Asset Management, LLC (*,#) (14)	Administrative and Support Services	Term Loan	10%	March 2021	900.0	900.0	900.0	0.31%
		Term Loan	10%	July 2020	193.9	193.9	—	—%
		100% Membership Interest	—%	—	—	—	—	—%
Excel WebSolutions, LLC (*,#) (15)	Data processing, hosting and related services.	Term Loan	10%	September 2020	159.2	159.2	—	—%
		50% Membership Interest	—	—	—	—	—	—%
Total Controlled Investments					$17,844.1	$78,491.7	$178,714.6	60.92%

Non-Control/Affiliate Investments (21)
EMCAP Loan Holdings, LLC (+,#) (19) (24)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	6.04% Membership Interest	—%	—	$—	$1,000.0	$1,000.0	0.34%

Investments in Money Market Funds
UBS Select Treasury Institutional Fund - 2.26% yield					$9.1	$9.1	$9.1	—%

Total Investments					$418,001.5	$479,825.7	$573,492.3	195.50%

^ Denotes investment has been pledged as collateral under the Securitization Trusts.
* Denotes non-income producing security.
# Denotes fair value determined using significant unobservable inputs.
~ Denotes sub-performing investment (Note 3).
+ Denotes restricted security.
(1) Newtek values each unguaranteed portion of SBA 7(a) performing loans (“Loan”) using a discounted cash flow analysis which projects future cash flows and incorporates projections for Loan pre-payments and Loan defaults using historical portfolio data. The data predicts future prepayment and default probability on curves which are based on Loan age. The recovery assumption for each Loan is specific to the discounted valuation of the collateral supporting that Loan. Each Loan’s cash flow is discounted at a rate which approximates a market yield. The Loans were originated under the SBA 7(a) program and conform to the underwriting guidelines in effect at their time of origination. Newtek has been awarded PLP status from the SBA. Portions of these Loans are not guaranteed by the SBA. Individual loan participations can be sold to institutions which have been granted an SBA 750 license. Loans can also be sold as a pool of loans in a security form to qualified investors. Includes 5 loans with a cost

See accompanying notes to unaudited condensed consolidated financial statements.

basis of $4,580,000 and fair value of $4,300,000 which NSBF owns 100% of the outstanding loan balance that were originated by NSBF as SBA 7(a) loans, but are no longer deemed SBA 7(a) loans as a result of Newtek repurchasing the guaranteed portions of the loans from the SBA.
(2) Prime Rate is equal to 5.50% and 1 month LIBOR is equal to 2.398% as of June 30, 2019.
(3) Newtek values non-performing SBA 7(a) loans based on whether they are (a) sub-performing loans, which are non-accrual, nonperforming loans which are cash flowing (the borrower is currently making partial loan repayments) and the Company believes outstanding principal has a likelihood of being recovered from borrower principal payments, as opposed to collateral liquidation or (b) nonperforming loans that are not generating cash flow, which are non-accrual loans which the Company believes outstanding principal can only be recovered by collateral liquidation. Sub-performing loans are valued, in part, based on the present value of expected future cash flows using a discounted cash flow analysis of the underlying collateral which supports the loan. Net recovery of collateral, (fair value less cost to liquidate) is applied to the discounted cash flow analysis based upon a time to liquidate estimate. Nonperforming loans not generating cash flow are valued based upon the value of the underlying collateral in a liquidation scenario. Modified loans are valued based upon current payment streams and are re-amortized at the end of the modification period. Includes 3 loans with a cost basis of $6,916,000 and fair value of $3,674,000 which NSBF owns 100% of the outstanding loan balance that were originated by NSBF as SBA 7(a) loans, but are no longer deemed SBA 7(a) loans as a result of Newtek repurchasing the guaranteed portions of the loans from the SBA.
(4) Newtek values guaranteed performing SBA 7(a) loans using the secondary SBA 7(a) market as a reference point. Newtek routinely sells performing SBA 7(a) loans into this secondary market. Guaranteed portions of SBA 7(a) loans partially funded as of the valuation date are valued using level two inputs as disclosed in Note 6.
(5) Controlled Investments are disclosed above as equity investments (except as otherwise noted) in those companies that are “Controlled Investments” of the Company as defined in the Investment Company Act of 1940. A company is deemed to be a “Controlled Investment” of Newtek Business Services Corp. if Newtek Business Services Corp. or its subsidiaries owns more than 25% of the voting securities of such company. See Note 4 in the accompanying notes to the condensed consolidated financial statements for transactions during the six months ended June 30, 2019 with affiliates the Company is deemed to control.
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
(16) 100% owned by Newtek Business Services Holdco 2, Inc. (a subsidiary of Newtek Business Services Corp.).
(17) 100% owned by Newtek Business Services Holdco 4, Inc. (a subsidiary of Newtek Business Services Corp.).
(18) On May 20, 2019, the Company launched Newtek Conventional Lending, LLC (“NCL”) to provide non-conforming conventional commercial and industrial term loans to U.S. middle-market companies and small businesses. NCL is 50% owned by Newtek Commercial Lending, Inc. (a subsidiary of Newtek Business Services Corp.) and 50% owned by Conventional Lending TCP Holding, LLC (a wholly-owned, indirect subsidiary of BlackRock TCP Capital Corp. (NASDAQ:TCPC)).
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
(24) Restricted security initially obtained on April 25, 2018.
(25) Under the Investment Company Act of 1940, as amended, the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. At June 30, 2019, 5.7% of total assets are non-qualifying assets.

As of June 30, 2019, the federal tax cost of investments was $479,825,700 resulting in estimated gross unrealized gains and losses of $141,122,000 and $39,071,000, respectively.

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
(2) Prime Rate is equal to 5.25% and 1 month LIBOR is equal to 2.50269% as of December 31, 2018.
(3) Newtek values non-performing SBA 7(a) loans using a discounted cash flow analysis of the underlying collateral which supports the loan. Net recovery of collateral, (fair value less cost to liquidate) is applied to the discounted cash flow analysis based upon a time to liquidate estimate. Modified loans are valued based upon current

See accompanying notes to unaudited condensed consolidated financial statements.

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

Although the Company owns more than 25% of the voting securities of NCL, the Company does not have sole control over significant actions of NCL for purposes of the 1940 Act or otherwise, and does not consolidate its interest in NCL.

Distributions

Dividends and distributions to the Company's common stockholders are recorded on the declaration date. The timing and amount to be paid out as a dividend or distribution is determined by the Company's Board each quarter and is generally based upon the annual taxable earnings estimated by management.

Cash

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Invested cash is held exclusively at financial institutions of high credit quality. The Company invests cash not held in interest free checking accounts or bank money market accounts mainly in U.S. Treasury only money market instruments. As of June 30, 2019, cash deposits in excess of insured amounts totaled $16,176,000. The Company has not experienced any losses with respect to cash balances in excess of insured amounts and management does not believe there was a significant concentration of risk with respect to cash balances as of June 30, 2019.
Restricted Cash

Restricted cash includes amounts due on SBA loan-related remittances to third parties and cash reserves associated with securitization transactions. As of June 30, 2019, total restricted cash was $26,094,000.

The following table provides a reconciliation of cash and restricted cash as of June 30, 2019 and 2018 and December 31, 2018 and 2017:

	June 30, 2019	June 30, 2018	December 31, 2018	December 31, 2017
Cash	$3,585	3,575	2,316	$2,464
Restricted cash	26,094	24,701	29,034	18,074
Cash and restricted cash	$29,679	$28,276	$31,350	$20,538

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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. The Company would then pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the six months ended June 30, 2019 and 2018, no U.S. federal excise taxes were due.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the net unrealized appreciation generated by the controlled investments held by the Taxable Subsidiaries. Such deferred tax liabilities amounted to $10,005,000 and $9,241,000 at June 30, 2019 and December 31, 2018, respectively, and are recorded as deferred tax liabilities on the condensed consolidated statements of assets and liabilities. The change in deferred tax liabilities is included as a component of net unrealized appreciation (depreciation) on investments in the condensed consolidated statements of operations.

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
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 3—INVESTMENTS:

Investments, all of which are in portfolio companies in the United States, consisted of the following at:

	June 30, 2019		December 31, 2018
	Cost	Fair Value	Cost	Fair Value
Money market funds	$9	$9	$9	$9
Non-affiliate debt investments	400,325	393,768	372,806	368,502
Non-control/affiliate equity investments	1,000	1,000	1,000	1,000
Controlled investments:
Equity	59,199	162,781	57,085	157,810
Equity interest in NCL	1,449	1,509	—	—
Debt	17,844	14,425	17,194	13,775
Total investments	$479,826	$573,492	$448,094	$541,096

SBA unguaranteed investments, consisted of the following breakdown of performing and nonperforming loans at:

	June 30, 2019		December 31, 2018
	Cost	Fair Value	Cost	Fair Value
Performing loans	$344,442	$353,886	$318,862	$329,340
Nonperforming loans:
Sub-performing(1)	5,722	4,653	3,419	2,835
Nonperforming (liquidation)(2)	36,589	20,087	33,308	17,227
Total SBA unguaranteed investments	$386,753	$378,626	$355,589	$349,402

(1) Sub-performing loans are non-accrual, nonperforming loans which are cash flowing (the borrower is currently making partial loan repayments) and the Company believes outstanding principal has a likelihood of being recovered from borrower principal payments, as opposed to collateral liquidation. Sub-performing loans are valued, in part, based on the present value of expected future cash flows.

(2) Nonperforming loans that are not generating cash flow are non-accrual loans which the Company believes outstanding principal can only be recovered by collateral liquidation. Nonperforming loans not generating cash flow are valued based upon the value of the underlying collateral in a liquidation scenario.

The following table shows the Company’s portfolio investments by industry at June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
	Cost	Fair Value	Cost	Fair Value
Data Processing, Hosting and Related Services	$40,095	$138,854	$38,964	$134,559
Food Services and Drinking Places	37,780	38,081	37,919	38,293
Professional, Scientific, and Technical Services	35,216	34,206	36,575	37,116
Securities, Commodity Contracts, and Other Financial Investments and Related Activities	26,148	25,905	24,738	24,526
Amusement, Gambling, and Recreation Industries	25,183	25,767	21,030	22,300
Truck Transportation	26,306	25,401	23,040	21,145
Ambulatory Health Care Services	20,997	21,054	21,182	20,999
Repair and Maintenance	19,794	18,963	17,690	18,054
Merchant Wholesalers, Durable Goods	19,490	18,029	9,002	9,184
Fabricated Metal Product Manufacturing	14,953	15,119	12,608	12,793
Specialty Trade Contractors	16,276	14,935	13,048	13,051
Administrative and Support Services	11,494	10,709	8,003	7,265
Personal and Laundry Services	10,060	10,517	10,758	11,425
Accommodation	9,758	10,037	11,994	11,742
Social Assistance	9,255	9,796	8,424	9,006
Building Material and Garden Equipment and Supplies Dealers	9,375	9,280	7,349	7,665
Rental and Leasing Services	9,684	9,217	7,959	7,539
Gasoline Stations	7,609	7,376	8,152	7,981
Transit and Ground Passenger Transportation	7,437	6,978	6,859	6,541
Nonstore Retailers	6,429	6,330	4,085	4,047
Food and Beverage Stores	6,003	6,208	5,795	6,100
Motor Vehicle and Parts Dealers	5,555	5,779	4,816	4,915
Support Activities for Transportation	6,262	5,627	3,569	3,311
Merchant Wholesalers, Nondurable Goods	5,397	5,205	4,714	4,056
NCL Joint Venture	1,449	1,509	—	—
Other	93,270	94,119	99,915	97,483
Total	$479,826	$573,492	$448,188	$541,096

Newtek Conventional Lending, LLC

On May 20, 2019, the Company and its joint venture partner launched Newtek Conventional Lending, LLC (“NCL”) to provide non-conforming conventional commercial and industrial term loans to U.S. middle-market companies and small businesses. NCL is a 50/50 joint venture between Newtek Commercial Lending, Inc. a wholly-owned subsidiary of Newtek, and Conventional Lending TCP Holding, LLC, a wholly-owned, indirect subsidiary of BlackRock TCP Capital Corp. (Nasdaq:TCPC).

The following table shows NCL’s individual investments as of June 30, 2019:

Portfolio Company	Industry	Type of Investment	Interest Rate	Maturity	Principal	Cost	Fair Value
PF Minot, LLC (#)	Real Estate	Term Loan	8.5%	4/1/2045	$2,295.0	$2,295.0	$2,426.2
Total					$2,295.0	$2,295.0	$2,426.2

# Denotes fair value determined using significant unobservable inputs.

The following table shows certain summarized financial information for NCL as of June 30, 2019 and for the period ended June 30, 2019:

Selected Statement of Assets and Liabilities Information	June 30, 2019
(Unaudited)
Cash	1,299
Loan receivable, at fair value	2,426
Other assets	920
Total assets	$4,645

Bank notes payable	$1,492
Other liabilities	134
Total liabilities	1,626

Members’ equity	3,019
Total liabilities and member’s equity	$4,645

Period Ended June 30, 2019
Selected Statements of Operations Information
Interest and other income	$111
Total expenses	121
Net investment (loss) income	(10)
Net unrealized appreciation on investments	131
Net increase in net assets resulting from operations	121

NOTE 4—TRANSACTIONS WITH AFFILIATED COMPANIES AND RELATED PARTY TRANSACTIONS:

Transactions with Affiliated Companies

An affiliated company is an entity in which the Company has an ownership of 5% or more of its voting securities. A controlled affiliate is an entity in which the Company owns more than 25% of its voting securities. Transactions related to our investments with controlled and non-controlled affiliated companies for the six months ended June 30, 2019 were as follows:

Portfolio Company	Fair Value at December 31, 2018	Purchases (Cost)	Principal Received	Net Realized Gains/(Losses)	Net Unrealized Gains/(Losses)	Fair Value at June 30, 2019	Interest and Other Income	Dividend Income
Controlled Investments
Newtek Merchant Solutions, LLC (NMS)	$116,250	$—	$—	$—	$5,000	$121,250	$—	$5,375
Mobil Money, LLC	2,980	—	—	—	—	2,980	—	175
Newtek Technology Solutions, Inc. (NTS)	15,300	825	—	—	(1,500)	14,625	178	—
International Professional Marketing, Inc.	4,100	—	(700)	—	600	4,000	8	—
SIDCO, LLC	7,995	—	(75)	—	(920)	7,000	3	400
banc-serv Partners, LLC	—	286	—	—	(286)	—	—	—
CDS Business Services, Inc.	11,000	10	(710)	—	—	10,300	243	—
Small Business Lending, LLC	3,300	748	—	—	300	4,348	3	—
Newtek Insurance Agency, LLC	2,215	—	—	—	—	2,215	—	—
PMTWorks Payroll, LLC	—	337	—	—	(337)	—	—	—
Titanium Asset Management LLC	—	900	—	—	—	900	—	—
Excel WebSolutions, LLC	—	—	—	—	—	—	—	—
Newtek Conventional Lending, LLC	—	1,448	—	—	61	1,509	—	—
Newtek Business Lending, LLC	8,445	1,643	(500)	—	—	9,588	—	—
Total Controlled Investments	$171,585	$6,197	$(1,985)	$—	$2,918	$178,715	$435	$5,950
Non-Control/Affiliate Investments
EMCAP Loan Holdings, LLC	$1,000	$—	$—	$—	$—	$1,000	$—	$59
Total Affiliate Investments	$172,585	$6,197	$(1,985)	$—	$2,918	$179,715	$435	$6,009

Related Party Transactions

Note Payable - Related Parties

In June 2015, the Company entered into the Related Party RLOC. Maximum borrowings under the Related Party RLOC were $38,000,000.

In June 2017, the Related Party RLOC was amended to increase maximum borrowings to $50,000,000. The outstanding balance had an interest rate equal to 1 month LIBOR (with a floor of 0.50%) plus 6.0% or a rate equal to the greater of the Prime Rate or 3.5% plus 5.0%. In November 2018, the Related Party RLOC was amended to reduce the interest rate to the lesser of 1 month LIBOR plus 2.5% or the Prime Rate plus 1.5%.

At June 30, 2019, the Related Party RLOC interest rate was 4.94%. The Related Party RLOC has a maturity date of November 8, 2023. Outstanding borrowings from NMS at June 30, 2019 under the Related Party RLOC were $24,063,000.

For the three months ended June 30, 2019 and 2018, interest expense was $270,000 and $232,000 respectively. For the six months ended June 30, 2019 and 2018, interest expense was $474,000 and $344,000, respectively.

Expenses Incurred from Controlled Portfolio Companies

The Company incurs expenses from certain controlled portfolio companies including managed technology services from NTS, loan processing and closing expenses from various related parties and payroll processing fees from PMT.

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Managed technology services	$235	$182	$414	$360
Loan related processing and auditing fees	2,471	12	4,659	24
Referral fees	—	6	—	93
Payroll processing fees	9	10	18	20
Total	$2,715	$210	$5,091	$497

The Company also sub-leases portions of its office space in Lake Success, New York to certain portfolio companies. Amounts charged were as follows:

Portfolio Company	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Newtek Merchant Solutions, LLC (NMS)	52	$41	$117	$80
Newtek Technology Solutions, Inc.	3	3	6	6
Small Business Lending, LLC	72	19	93	38
Newtek Insurance Agency, LLC	17	21	36	45
CDS Business Services, Inc.	20	16	35	32
Premier Payments LLC (1)	—	10	—	20
PMTWorks Payroll, LLC	12	7	23	13
Newtek Business Lending, LLC	3	—	4	—
Total	$179	$117	$314	$234

(1) On December 31, 2018, Premier was merged into NMS.

Amounts due from related parties were $3,561,000 and $3,232,000 at June 30, 2019 and December 31, 2018, respectively. Amounts due to related parties were $1,000 and $4,000 at June 30, 2019 and December 31, 2018, respectively.

Managerial Assistance Fees from Controlled Investments

The Company offers managerial assistance to all portfolio companies and currently provides managerial assistance to certain controlled portfolio companies. Amounts are charged based on estimates of time and effort spent by certain employees providing managerial services for certain controlled portfolio companies. Fees are recorded on a quarterly basis, are recurring in nature and are charged at an arm’s length basis. The table below summarizes amounts charged to each controlled portfolio company for the three and six months ended June 30, 2019 and 2018, and are recorded as a credit to salaries and benefits in the condensed consolidated statements of operations.

Portfolio Company	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Newtek Merchant Solutions, LLC (NMS)	$98	$93	$203	$178
Newtek Technology Solutions, Inc.	119	142	232	301
PMTWorks Payroll, LLC	36	14	78	28
Newtek Insurance Agency, LLC	44	39	95	86
banc-serv Partners, LLC	40	60	81	114
Premier Payments LLC (1)	—	35	—	67
CDS Business Services, Inc.	19	26	36	45
International Professional Marketing, Inc.	24	18	46	30
SIDCO, LLC	31	17	64	29
Mobil Money, LLC	29	24	56	24
Newtek Business Lending, LLC	24	—	41	—
Small Business Lending, LLC	107	103	216	196
Total	$571	$571	$1,148	$1,098

(1) On December 31, 2018, Premier was merged into NMS.

NOTE 5—SERVICING ASSETS:
At June 30, 2019 and December 31, 2018, servicing assets are measured at fair value. The Company earns servicing fees from the guaranteed portions of SBA 7(a) loans it originates and sells.
The following table summarizes the fair value and valuation assumptions related to servicing assets at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Fair Value	$23,399	$21,360
Discount factor (1)	13.87%	14.24%
Cumulative prepayment rate	23.00%	26.00%
Average cumulative default rate	20.00%	20.00%

(1) Determined based on risk spreads and observable secondary market transactions.
Servicing fee income earned for the three months ended June 30, 2019 and 2018 was $2,503,000 and $2,008,000, respectively. Servicing fee income earned for the six months ended June 30, 2019 and 2018 was $4,931,000 and $4,073,000, respectively.
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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three months ended June 30, 2019 or 2018. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

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

For certain investments, the Company generally calculates the fair value of the investment primarily based on the net asset NAV of the entity and adjusts the fair value for other factors that would affect the fair value of the investment. The Company uses this valuation approach for its investment in NCL.

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

The following tables present fair value measurements of the Company’s assets and liabilities measured at fair value and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values as of June 30, 2019 and December 31, 2018:

	Fair Value Measurements at June 30, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Investments in money market funds	$9	$9	$—	$—
SBA unguaranteed non-affiliate investments	378,626	—	—	378,626
SBA guaranteed non-affiliate investments	15,142	—	15,142	—
Controlled investments	177,206	—	—	177,206
Other real estate owned (1)	1,628	—	1,628	—
Non-control/affiliate investments	1,000	—	—	1,000
Servicing assets	23,399	—	—	23,399
Controlled investments measured at NAV(2)	1,509	—	—	—
Total assets	$598,520	$9	$16,770	$580,231
Liabilities:
Contingent consideration liabilities (3)	$634	$—	$—	$634

(1) Included in Other Assets on the Condensed Consolidated Statements of Assets and Liabilities

(2) The Company’s investment in NCL is measured at fair value using NAV and have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of assets and liabilities.

(3) Included in Accounts Payable, Accrued Expenses and Other Liabilities on the Condensed Consolidated Statements of Assets and Liabilities

The change in unrealized appreciation (depreciation) included in the condensed consolidated statements of operations attributable to Level 3 investments held at June 30, 2019 includes $1,943,000 in unrealized depreciation on SBA unguaranteed non-affiliate investments, $2,856,000 in unrealized appreciation on controlled investments and $1,467,000 in unrealized depreciation on servicing assets.

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

(1) Included in Other Assets on the Condensed Consolidated Statements of Assets and Liabilities

(2) Included in Accounts Payable, Accrued Expenses and Other Liabilities on the Condensed Consolidated Statements of Assets and Liabilities

The following table represents the changes in investments, servicing assets and liabilities measured at fair value using Level 3 inputs for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019
	SBA Unguaranteed Investments	Controlled Investments	Servicing Assets	Non-Control/Affiliate Investments	Contingent Consideration Liabilities (1)
Fair value, December 31, 2018	$349,402	$171,585	$21,360	$1,000	$1,733
Net change in unrealized appreciation (depreciation)	(1,943)	2,856	(1,467)	—	—
Realized loss	(1,373)	—	—	—	—
SBA unguaranteed non-affiliate investments, funded	56,447	—	—	—	—
Foreclosed real estate acquired	(489)	—	—	—	—
Purchase of investments	—	4,750	—	—	—
Change in fair value of contingent consideration liabilities	—	—	—	—	55
Payment of contingent consideration	—	—	—	—	(1,154)
Net accretion of premium/discount	(4)	—	—	—	—
Return of investment	—	(500)	—	—	—
Principal payments received on debt investments	(23,413)	(1,485)	—	—	—
Additions to servicing assets	—	—	3,506	—	—
Fair value, June 30, 2019	$378,626	$177,206	$23,399	$1,000	$634
(1) Included in Accounts Payable, Accrued Expenses and Other Liabilities on the Condensed Consolidated Statements of Assets and Liabilities

	Six Months Ended June 30, 2018
	SBA Unguaranteed Investments	Controlled Investments	Servicing Assets	Non-Control/Non-Affiliate Investments	Contingent Consideration Liabilities (1)
Fair value, December 31, 2017	$278,034	$153,156	$19,359	$—	$913
Net change in unrealized appreciation (depreciation)	2,694	(80)	(2,078)	—	—
Realized gain (loss)	(944)	52	—	—	—
SBA unguaranteed non-affiliate investments, funded	46,842	—	—	—	—
Foreclosed real estate acquired	(735)	—	—	—	—
Purchase of investments	—	15,060	—	600	—
Sale of investment	—	(2,502)	—	—	—
Net accretion of premium/discount	(15)	—	—	—	—
Record fair value of contingent consideration liabilities	—	—	—	—	1,350
Change in fair value of contingent consideration liabilities	—	—	—	—	17
Payment of contingent consideration	—	—	—	—	(479)
Principal payments received on debt investments	(20,398)	(8,451)	—	—	—
Additions to servicing assets	—	—	3,382	—	—
Fair value, June 30, 2018	$305,478	$157,235	$20,663	$600	$1,801

(1) Included in Accounts Payable, Accrued Expenses and Other Liabilities on the Condensed Consolidated Statements of Assets and Liabilities

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements as of June 30, 2019 and December 31, 2018. In addition to the techniques and inputs noted in the table below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements at June 30, 2019 and December 31, 2018.

					Range
	Fair Value as of June 30, 2019	Valuation Techniques	Unobservable Input	Weighted Average	Minimum	Maximum
Assets:
SBA unguaranteed non-affiliate investments - performing loans	$353,886	Discounted cash flow	Market yields	5.80%	5.80%	5.80%
SBA unguaranteed non-affiliate investments - non-performing loans	$24,741	Discounted cash flow	Market yields	5.90%	5.90%	5.90%
Controlled equity investments (A)	$162,781	Market comparable companies	EBITDA multiples (B)	8.50x	4.50x	9.50x
		Market comparable companies	Revenue multiples (B)	1.02x	0.15x	2.30x
		Discounted cash flow	Weighted average cost of capital (B)	13.16%	11.30%	44.20%
Controlled debt investments	$14,425	Discounted cash flow	Market yields	6.35%	4.94%	10.00%
Non-control/affiliate investments	$1,000	Liquidation value	Asset value	N/A	N/A	N/A
Servicing assets	$23,399	Discounted cash flow	Market yields	13.87%	13.87%	13.87%
Liabilities:
Contingent consideration liabilities	$634	Discounted cash flow	Projected EBITDA and net residual income and probability of achievement	N/A	N/A	N/A

(A) In determining the fair value of the Company’s controlled equity investments as of June 30, 2019, the proportion of the market comparable companies valuation technique and the discounted cash flow valuation technique were 42.8%% and 57.2%, respectively, on a weighted average basis.

(B) The Company valued $141,265,000 of investments using generally, an equal weighting of EBITDA and revenue multiples in the overall valuation approach which included the use of market comparable companies. The Company valued $21,516,000 of investments using only discounted cash flows.

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

NOTE 7—BORROWINGS:

At June 30, 2019 and December 31, 2018, the Company had borrowings comprised of the following:

	June 30, 2019			December 31, 2018
	Commitments	Borrowings Outstanding	Weighted Average Interest Rate	Commitments	Borrowings Outstanding	Weighted Average Interest Rate
Capital One line of credit - guaranteed (1)	$150,000	$48,900	4.75%	$100,000	$34,700	4.75%
Capital One line of credit - unguaranteed (1)	—	45,709	5.75%	—	—	—%
Notes due 2022	8,324	8,060	7.50%	8,324	8,019	7.50%
Notes due 2023	57,500	55,798	6.25%	57,500	55,564	6.25%
Notes payable - related parties	50,000	24,063	4.94%	50,000	16,840	4.84%
Notes payable - Securitization Trusts	190,563	187,492	4.75%	220,137	216,507	4.66%
Total	$456,387	$370,022	5.17%	$435,961	$331,630	5.02%

(1) Total combined commitments of the guaranteed and unguaranteed lines of credit were $150,000,000 at June 30, 2019 and $100,000,000 at December 31, 2018.

As of June 30, 2019, our asset coverage was 178%.

Outstanding borrowings under the 2022 Notes, 2023 Notes and Notes payable - Securitization Trusts consisted of the following:

	June 30, 2019			December 31, 2018
	Notes Due 2022	Notes Due 2023	Notes Payable- Securitization Trusts	Notes Due 2022	Notes Due 2023	Notes Payable- Securitization Trusts
Principal balance	$8,324	$57,500	$190,563	$8,324	$57,500	$220,137
Unamortized deferred financing costs	(264)	(1,702)	(3,070)	(305)	(1,936)	(3,630)
Net carrying amount	$8,060	$55,798	$187,492	$8,019	$55,564	$216,507

At June 30, 2019 and December 31, 2018, the carrying amount of the Company’s borrowings under the Capital One lines of credit, Notes payable - related parties and Notes payable - Securitization Trusts, approximates fair value due to their variable interest rates.

The fair values of the fixed rate 2022 Notes and 2023 Notes are based on the closing public share price on the date of measurement. On June 30, 2019, the closing price of the 2022 Notes was $26.66 per note, or $8,877,000. On June 30, 2019, the closing price of the 2023 Notes was $25.84 per note, or $59,432,000. These borrowings are not recorded at fair value on a recurring basis.
Total interest expense including unused line fees and amortization of deferred financing costs related to borrowings for the three months ended June 30, 2019 and 2018 was $4,710,599 and $3,787,000, respectively. Total interest expense including unused line fees and amortization of deferred financing costs related to borrowings for the six months ended June 30, 2019 and 2018 was $9,441,000 and $7,294,000, respectively.

Notes Due 2023

On February 21, 2018, the Company closed a public offering of $50,000,000 in aggregate principal amount of its 2023 Notes. The 2023 Notes will mature on March 1, 2023 and may be redeemed in whole or in part at any time or from time to time at Newtek’s option on or after March 1, 2020. The 2023 Notes bear interest at a rate of 6.25% per year payable quarterly on March 1, June 1, September 1 and December 1, of each year, beginning June 1, 2018. In February 2018, the underwriters exercised their option to purchase an additional $7,500,000 in aggregate principal amount of the 2023 Notes. Total net proceeds received after deducting underwriters’ discount and expenses was $55,176,000. The 2023 Notes are listed on the Nasdaq Global Market under the trading symbol “NEWTI.” A portion of the proceeds were used to redeem the outstanding 2021 Notes. As a result of the redemption of the 2021 Notes, the Company recorded a $1,059,000 loss on extinguishment of debt during the six months ended June 30, 2018, equivalent to the balance of unamortized deferred financing costs as of the Redemption Date.
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

On October 13, 2017, the Company announced that its portfolio company, BSP, was served with a search warrant by the Federal Bureau of Investigation on October 12, 2017 at BSP’s offices in Westfield, Indiana.  The Company closed on its $5,400,000 investment in BSP in June 2016. On March 22, 2019, the Company learned that five former employees of BSP were taken into custody in connection with the previously disclosed federal investigation of what the Company believes to be pre-acquisition conduct of certain former BSP employees. As of June 30, 2019 and December 31, 2018, the fair valuation of BSP was zero and presently, BSP has no employees. While the outcome of this situation cannot at this time be predicted with certainty, the Company does not expect that the matter will materially affect the Company’s financial condition or results of operations.

As a result of a prior litigation with the Federal Trade Commission (the “FTC”), NMS voluntarily entered into, and is presently operating under, a Permanent Injunction with respect to certain of its business practices.
Guarantees
The Company is a guarantor on the Sterling Receivable and Inventory Facility at NBCS. Maximum borrowings under the Sterling Receivable and Inventory Facility are $35,000,000. The Sterling Receivable and Inventory Facility matures in May 2022 and automatically renews annually. At June 30, 2019, total principal owed by NBCS was $22,327,000. In addition, the Company deposited $750,000 to collateralize the guarantee. At June 30, 2019, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is a guarantor on the NBL Facility. Maximum borrowings under the NBL Facility are $75,000,000 with an accordion feature to increase maximum borrowings to $150,000,000. The NBL Facility matures in July 2021. At June 30, 2019, total principal owed by NBL was $9,443,000. At June 30, 2019, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is a guarantor on the Webster Facility, a term loan facility between NMS with Webster Bank with an aggregate principal amount up to $50,000,000. The Webster Facility matures in November 2023. At June 30, 2019, total principal outstanding was $34,125,000. At June 30, 2019, the Company determined that it is not probable that payments would be required to be made under the guarantee.

Unfunded Commitments

At June 30, 2019, the Company had $7,198,000 of unfunded commitments in connection with its SBA 7(a) non-affiliate investments related to portions of loans originated which are partially funded. The Company will fund these commitments from the same sources it uses to fund its other investment commitments.

NOTE 9—FINANCIAL HIGHLIGHTS:

The financial highlights for the Company are as follows:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Per share data (1)
Net asset value at beginning of period	$15.19	$15.08
Net investment loss	(0.11)	(0.26)
Net realized gain on investments	1.12	1.09
Net unrealized appreciation on investments	0.04	0.13
Net unrealized depreciation on servicing assets	(0.08)	(0.11)
Change in deferred taxes	(0.04)	—
Net increase in net assets resulting from operations	0.93	0.85
Distributions to common stockholders	(0.86)	(0.82)
Stock-based compensation expense	0.01	0.01
Accretive effect of stock offerings (issuing shares above NAV per share)	0.04	0.01
Accretive effect of shares issued in connection with DRIP (issuing shares above NAV per share)	0.01	—
Dilutive effect of restricted stock awards	—	(0.08)
Other (5)	0.01	0.01
Net asset value at end of period	$15.33	$15.06

Per share market value at end of period	$23.00	$19.91
Total return based on market value (3)(6)	26.95%	12.11%
Total return based on average net asset value (3)(4)(6)	6.58%	5.31%
Shares outstanding at end of period (in thousands)	19,137	18,745

Ratios/Supplemental Data:
Net assets at end of period	$293,352	$282,280
Ratio of expenses to average net assets (2)	20.65%	19.54%
Ratio of net investment loss to average net assets (2)	(1.42)%	(3.5)%
Portfolio turnover	58.73%	54.83%
Average debt outstanding	$356,280	$238,600
Average debt outstanding per share	$18.62	$12.73
Asset coverage ratio (7)	178%	210%

(1) Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2) Annualized for the six months ended June 30, 2019.
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
(6) Not annualized.
(7) Calculated based on $375,058,000 and $256,193,000 of senior securities outstanding at June 30, 2019 and June 30, 2018, respectively.

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

The Board approves the issuance of shares of restricted stock to employees and directors pursuant to the Equity Incentive Plan. These shares generally vest over a one to three year period from the grant date. The fair value is expensed over the service period, starting on the grant date. The following table summarizes the restricted stock issuances under the Equity Incentive Plan, net of shares forfeited, if any, and the remaining shares of restricted stock available for issuance as of June 30, 2019.

Restricted Stock authorized under the plan (1)	1,500,000
Less net restricted stock granted during:
Year ended December 31, 2016	(120,933)
Year ended December 31, 2017	(5,007)
Year ended December 31, 2018	(93,568)
Six months ended June 30, 2019	(6,285)
Restricted stock available for issuance as of June 30, 2019	1,274,207

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

For the three months ended June 30, 2019 and 2018 the Company recognized total stock-based compensation expense of $118,000 and $176,000, respectively. For the six months ended June 30, 2019 and 2018 the Company recognized total stock-based compensation expense of $278,000 and $241,000, respectively.

As of June 30, 2019, there was $1,119,000 of total unrecognized compensation expense related to unvested restricted shares. This compensation expense is expected to be recognized over a remaining weighted-average period of approximately 1.74 years as of June 30, 2019.

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

The following table summarizes the total shares sold and net proceeds received under the Second Amend and Restated ATM Equity Distribution Agreement:

	Six Months Ended June 30, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Shares sold	187,962	291,232	1,139,181
Weighted average price per share	$19.46	$19.14	$17.58
Net proceeds	$3,650	$5,196	$19,620

As of June 30, 2019, there were 2,781,625 shares of common stock available for sale under the ATM Equity Distribution Agreement. The Company terminated the ATM Equity Distribution effective as of July 9, 2019. See Note 16 - Subsequent Events for additional information.

The Company used the net proceeds for funding investments in debt and equity securities in accordance with its investment objective and strategies.

Stock Repurchase Program

On June 21, 2019, the Company announced that its Board approved extending its current repurchase program under which the Company may repurchase up to 300,000 shares of the Company’s outstanding common shares. Under the program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended or terminated by its board of directors, the Company anticipates that the termination date for the Program will be on December 18, 2019. There have been no repurchases under the program.

NOTE 12—EARNINGS PER SHARE:

The following table summarizes the calculations for the net increase in net assets resulting from operations per common share for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Net increase in net assets resulting from operations	$8,678	$7,621	$17,761	$15,733
Weighted average shares outstanding	19,113	18,680	19,058	18,588
Net increase in net assets resulting from operations per common share	$0.45	$0.41	$0.93	$0.85

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

As the rate implicit in the leases generally is not readily determinable for our operating leases, the discount rates used to determine the present value of our lease liability are based on our incremental borrowing rate at the lease commencement date and commensurate with the remaining lease term. Our incremental borrowing rate for a lease is the rate of interest we would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

Total lease costs for the three and six months ended June 30, 2019 were $160,000 and $379,000 respectively and are included in other general and administrative costs on the condensed consolidated statements of operations.

Table of Contents

The following table summarizes supplemental cash flow information related to our operating leases and the weighted average remaining lease term and discount rate of our leases:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cash paid for amounts included in the measurement of lease liabilities (operating cash flows)	$416	n/a	$776	n/a
Weighted-average remaining lease term - operating leases	7.48 years	n/a	7.48 years	n/a
Weighted-average discount rate - operating leases	4.76%	n/a	4.76%	n/a

The following table represents the maturity of the Company’s operating lease liabilities as of June 30, 2019:

Maturity of Lease Liabilities
2019	$833
2020	1,646
2021	1,555
2022	1,576
2023	1,619
Thereafter	5,333
Total future minimum lease payments	$12,562
Less: Imputed interest	$(2,076)
Present value of future minimum lease payments	$10,486

Minimum future rental payments required under operating leases in effect as of December 31, 2018 are as follows:

Year
2019	$1,826
2020	1,593
2021	1,494
2022	1,506
2023	1,549
Thereafter	5,343
Total	$13,312

NOTE 14—DIVIDENDS AND DISTRIBUTIONS:

The Company’s dividends and distributions are recorded on the declaration date. The following table summarizes the Company’s dividend declarations and distributions during the six months ended June 30, 2019 and 2018.

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Six months ended June 30, 2019
February 15, 2019	March 15, 2019	March 29, 2019	$0.40	$7,355	12	$220
May 1, 2019	June 14, 2019	June 28, 2019	$0.46	$8,482	12	$260

Six months ended June 30, 2018
January 18, 2018	March 20, 2018	March 30, 2018	$0.40	$7,202	10	$168
May 11, 2018	June 15, 2018	June 29, 2018	$0.42	$7,637	9	$178

During the six months ended June 30, 2019 and 2018, an additional 5,200 and 5,200 shares valued at $108,000 and $97,000, respectively, were issued related to dividends from unvested restricted stock awards.
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

The summarized financial information of our unconsolidated subsidiary is as follows:

Balance Sheets - Newtek Merchant Solutions, LLC	As of June 30, 2019	As of December 31, 2018
Current assets	$7,739	$16,044
Noncurrent assets	41,442	35,949
Total assets	$49,181	$51,993
Current liabilities	4,058	7,471
Noncurrent liabilities	33,441	31,660
Total liabilities	$37,499	$39,131
Total member’s equity	$11,682	$12,862

Statements of Income - Newtek Merchant Solutions, LLC	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Revenue	$32,503	$30,224	$63,639	$58,780
Expenses	28,819	27,485	56,423	53,462
Income from operations	$3,684	$2,739	$7,216	$5,318
Interest (expense) income, net	(219)	(428)	(491)	(962)
Income before tax	$3,465	$2,311	$6,725	$4,356

The Company recorded the following related to its investment in NMS:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Dividend income	$2,475	$1,750	$5,375	$3,500
Unrealized appreciation	$5,000	$—	$5,000	$5,000

NOTE 16—SUBSEQUENT EVENTS:

Termination of the Equity Distribution Agreement

On July 8, 2019, the Company gave notice to terminate the Equity Distribution Agreement, with such termination effective as of July 9, 2019. Under the Equity Distribution Agreement, the Company could offer up to 4,400,000 shares of the Company’s common stock from time to time through the Prior Placement Agents. As of July 9, 2019, the Company had sold 1,618,375 shares of its common stock under the Equity Distribution Agreement, and received net proceeds of $28,732,000. The Company paid the Prior Placement Agents $586,000 in compensation in connection therewith.

Common Stock

On July 10, 2019, the Company entered into the 2019 ATM Equity Distribution Agreement. The 2019 ATM Equity Distribution Agreement provides that the Company may offer and sell up to 3,000,000 shares of common stock from time to time through the Placement Agents.

From July 1, 2019 through August 8, 2019 the Company sold 25,000 shares of its common stock at a weighted average price of $21.95 per share under the 2019 ATM Equity Distribution Agreement. Proceeds, net of offering costs and expenses were $538,000. As of August 8, 2019, there were 2,975,000 shares of common stock available for sale under the 2019 ATM Equity Distribution Agreement.

Debt Offering

On July 25, 2019, the Company closed a public offering of $55,000,000 in aggregate principal amount of its 2024 Notes. The 2024 Notes will mature on August 1, 2024 and may be redeemed in whole or in part at any time or from time to time at Newtek’s option on or after August 1, 2021. The 2024 Notes bear interest at a rate of 5.75% per year payable quarterly on August 1, November 1, February 1 and May 1, of each year, beginning November 1, 2019. Total net proceeds received after deducting underwriters’ discount and expenses was $53,313,000. The 2024 Notes are listed on the Nasdaq Global Market under the trading symbol “NEWTL” and were rated “A-“ by Egan-Jones. A portion of the proceeds will be used to redeem the outstanding 7.50% 2022 Notes pending the conclusion of a 30-day notice period to existing holders of the 2022 Notes. In August 2019, the underwriters exercised their option to purchase an additional $8,250,000 in aggregate principal amount of the 2024 Notes resulting in an additional $8,003,000 in net proceeds.

On July 29, 2019, the Company issued redemption notices to the holders of the 2022 Notes. The Company will redeem all $8,324,000 in aggregate principal amount of the Notes on the redemption date of August 29, 2019 at 100% of their principal amount ($25 per Note), plus the accrued and unpaid interest thereon from July 1, 2019, through, but excluding, the redemption date.

Securitization Activity

On July 25, 2019, the 2014-1 Trust was terminated as a result of NSBF purchasing the 2014-1 Trust assets, with the 2014-1 Trust’s noteholders receiving the redemption price.

Newtek Business Services Corp. and Subsidiaries
Schedule of Investments In and Advances to Affiliates
Six Months Ended June 30, 2019

Portfolio Company	Type of Investment (1)	Amount of Realized Gain (Loss)	Amount of Unrealized Appreciation (Depreciation)	Amount of Interest or Dividends Credited to Income (3)	Fair Value at December 31, 2018	Gross Additions (4)	Gross Reductions (5)	Fair Value at June 30, 2019
Advanced Cyber Security Systems, LLC	50% Membership Interest (2)	$—	$—	$—	$—	$—	$—	$—
	Term Loan (3%) (2)	—	—	—	—	—	—	—

Automated Merchant Services, Inc.	100% Common Stock (2)	—	—	—	—	—	—	—

CDS Business Services, Inc.	100% Common Stock (2)	—	—	—	5,000	—	—	5,000
	Line of Credit (Prime + 2.5%) (6)	—	—	201	5,000	—	—	5,000
	Term Loan (10%)			42	1,000	10	(710)	300

Newtek Technology Solutions, Inc.	100% Common Stock (2)	—	(1,500)	—	8,500	—	(1,500)	7,000
	Line of Credit (1 month LIBOR + 2.5%)	—	—	178	6,800	825	—	7,625

Newtek Insurance Agency, LLC	100% Membership Interest(2)	—	—	—	2,215	—	—	2,215

PMTWorks Payroll, LLC	100% Membership Interest(2)	—	(337)	—	—	337	(337)	—
	Term Loans (10%-12%)(2)	—	—	—	—	—	—	—

Small Business Lending, LLC	100% Membership Interest(2)	—	300	—	3,300	648	—	3,948
	Term Loan (10%)	—	—	3	—	400	—	400

banc-serv Partners, LLC	100% Membership Interest (2)	—	(286)	—	—	286	(286)	—

International Professional Marketing, Inc.	100% Common Stock(2)	—	600	—	3,300	600	—	3,900
	Line of Credit (Prime + 0.5%)(6)	—	—	7	800	—	(700)	100

SIDCO, LLC	100% Membership Interest	—	(920)	400	7,820	—	(920)	6,900
	Line of Credit (Prime + 0.5%)(6)	—	—	4	175	—	(75)	100

Newtek Merchant Solutions, LLC	100% Membership Interest	—	5,000	5,375	116,250	5,000	—	121,250

Titanium Asset Management, LLC	100% Membership Interest(2)	—	—	—	—	—	—	—

Portfolio Company	Type of Investment (1)	Amount of Realized Gain (Loss)	Amount of Unrealized Appreciation (Depreciation)	Amount of Interest or Dividends Credited to Income (3)	Fair Value at December 31, 2018	Gross Additions (4)	Gross Reductions (5)	Fair Value at June 30, 2019
	Term Loans (10%)(2)	—	—	—	—	900	—	900

Newtek Business Lending, LLC	100% Membership Interest	—	—	—	8,445	1,643	(500)	9,588

Newtek Conventional Lending, LLC	50% Membership Interest	—	61	—	—	1,509	—	1,509

Mobil Money, LLC	100% Membership Interest	—	—	175	2,980	—	—	2,980

Excel WebSolutions LLC	Term Loans (10%)(2)	—	—	—	—	—	—	—
	50% Membership Interest(2)	—	—	—	—	—	—	—

Total Controlled Investments		$—	$2,918	$6,385	$171,585	$12,158	$(5,028)	$178,715
Non-Control/Affiliate Investments
EMCAP Loan Holdings, LLC	6.04% Membership Interest	$—	$—	$59	$1,000	$—	$—	$1,000
Total Affiliate Investments		$—	$2,918	$6,444	$172,585	$12,158	$(5,028)	$179,715

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
(6) Index based floating rate debt investments bear interest at rate of Prime or 1 month LIBOR plus a contractual spread which typically resets monthly. At June 30, 2019, the Prime rate and 1 month LIBOR were 5.5% and 2.44%, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

The matters discussed in this report, as well as in future oral and written statements by management of Newtek Business Services Corp., that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, the availability of additional capital, and the ability to maintain certain debt to asset ratios. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward-looking statements contained in this report include statements as to:

•	our future operating results;

•	our business prospects and the prospects of our prospective portfolio companies;

•	the impact of investments that we expect to make;

•	our informal relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	our ability to access debt markets and equity markets;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	our regulatory structure and tax status;

•	our ability to operate as a BDC and a RIC;

•	our ability to maintain our license and PLP status under the SBA 7(a) program;

•	our ability to sell the guaranteed portions of SBA 7(a) loans at premiums;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the timing, form and amount of any dividend distributions;

•	the impact of fluctuations in interest rates on our business;

•	the valuation of any investments in portfolio companies, particularly those having no liquid trading market; and

•	our ability to recover unrealized losses.

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

NSBF has been granted PLP status and originates, sells and services SBA 7(a) loans and is authorized to place SBA guarantees on loans without seeking prior SBA review and approval. Being a national lender with PLP status allows NSBF to expedite the origination of loans since NSBF is not required to present applications to the SBA for concurrent review and approval. The loss of PLP status could adversely impact our marketing efforts and ultimately our loan origination volume which could negatively impact our results of operations.

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
Guarantees
The Company is a guarantor on the Sterling Receivable and Inventory Facility at NBCS. Maximum borrowings under the Sterling Receivable and Inventory Facility are $35,000,000. The Sterling Receivable and Inventory Facility matures in May 2022 and automatically renews annually. At June 30, 2019, total principal owed by NBCS was $22,327,000. In addition, the Company deposited $750,000 to collateralize the guarantee. At June 30, 2019, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is a guarantor on the NBL Facility. Maximum borrowings under the NBL Facility are $75,000,000 with an accordion feature to increase maximum borrowings to $150,000,000. The NBL Facility matures in July 2021. At June 30, 2019, total principal owed by NBL was $9,443,000. At June 30, 2019, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is a guarantor on the Webster Facility, a term loan facility between NMS with Webster Bank with an aggregate principal amount up to $50,000,000. The Webster Facility matures in November 2023. At June 30, 2019, total principal outstanding was $34,125,000. At June 30, 2019, the Company determined that it is not probable that payments would be required to be made under the guarantee.

Unfunded Commitments

At June 30, 2019, the Company had $7,198,000 of unfunded commitments in connection with its SBA 7(a) non-affiliate investments related to portions of loans originated which are partially funded. The Company will fund these commitments from the same sources it uses to fund its other investment commitments.

Loan Portfolio Asset Quality and Composition
The following tables set forth distribution by business type of the Company’s SBA 7(a) loan portfolio at June 30, 2019 and December 31, 2018, respectively (in thousands):
As of June 30, 2019

Distribution by Business Type
Business Type	# of Loans	Balance	Average Balance	% of Balance
Existing Business	1,706	$315,876	$185	81.6%
Business Acquisition	255	51,722	203	13.4%
Start-Up Business	201	19,155	95	5.0%
Total (1)	2,162	$386,753	$179	100.0%

(1) The table above includes loans in which NSBF owns 100% as a result of NSBF originating the loan and subsequently repurchasing the guaranteed portion from the SBA. The total of 100% NSBF-owned loans at June 30, 2019 is $11,496,000.
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
The following tables set forth distribution by borrower’s credit score of the Company’s SBA 7(a) loan portfolio at June 30, 2019 and December 31, 2018, respectively (in thousands):
As of June 30, 2019

Distribution by Borrower Credit Score
Credit Score	# of Loans	Balance	Average Balance	% of Balance
500 to 550	22	$4,216	$192	1.1%
551 to 600	66	17,204	261	4.4%
601 to 650	312	64,014	205	16.6%
651 to 700	656	116,537	178	30.1%
701 to 750	637	107,430	169	27.8%
751 to 800	402	70,086	174	18.1%
801 to 850	62	7,134	115	1.9%
Not available	5	132	26	—%
Total (1)	2,162	$386,753	$179	100.0%

(1) The table above includes loans in which NSBF owns 100% as a result of NSBF originating the loan and subsequently repurchasing the guaranteed portion from the SBA. The total of 100% NSBF-owned loans at June 30, 2019 is $11,496,000.

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
The following tables set forth distribution by primary collateral type of the Company’s SBA 7(a) loan portfolio at June 30, 2019 and December 31, 2018, respectively (in thousands):
As of June 30, 2019

Distribution by Primary Collateral Type
Collateral Type	# of Loans	Balance	Average Balance	% of Balance
Commercial Real Estate	907	$205,884	$227	53.2%
Machinery and Equipment	398	76,743	193	19.8%
Residential Real Estate	441	36,927	84	9.5%
Other	101	29,619	293	7.7%
Accounts Receivable and Inventory	217	32,899	152	8.6%
Liquid Assets	12	772	64	0.2%
Furniture and Fixtures	26	2,672	103	0.7%
Unsecured	60	1,237	21	0.3%
Total (1)	2,162	$386,753	$179	100.0%

(1) The table above includes loans in which NSBF owns 100% as a result of NSBF originating the loan and subsequently repurchasing the guaranteed portion from the SBA. The total of 100% NSBF-owned loans at June 30, 2019 is $11,496,000.

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
The following tables set forth distribution by days delinquent of the Company’s SBA 7(a) loan portfolio at June 30, 2019 and December 31, 2018, respectively (in thousands):
As of June 30, 2019

Distribution by Days Delinquent
Delinquency Status	# of Loans	Balance	Average Balance	% of Balance
Current	1,916	$315,953	$165	81.7%
31 to 60 days	36	10,318	287	2.7%
61 to 90 days	31	12,336	398	3.2%
91 days or greater	179	48,146	269	12.4%
Total (1)	2,162	$386,753	$179	100.0%

(1) The table above includes loans in which NSBF owns 100% as a result of NSBF originating the loan and subsequently repurchasing the guaranteed portion from the SBA. The total of 100% NSBF-owned loans at June 30, 2019 is $11,496,000.
As of December 31, 2018

Distribution by Days Delinquent
Delinquency Status	# of Loans	Aggregate Balance	Average Balance	% of Balance
Current	1,771	$305,192	$172	85.8%
31 to 60 days	38	8,044	212	2.3%
61 to 90 days	—	—	—	—%
91 days or greater	151	42,353	280	11.9%
Total (1)	1,960	$355,589	$181	100.0%

(1) The table above includes loans in which NSBF owns 100% as a result of NSBF originating the loan and subsequently repurchasing the guaranteed portion from the SBA. The total of 100% NSBF-owned loans at December 31, 2018 is $11,605,000.

Consolidated Results of Operations

As a BDC and a RIC, we are subject to certain constraints on our operations, including limitations imposed by the 1940 Act and the Code.
Comparison of the three months ended June 30, 2019 and 2018
Investment Income

(in thousands)	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Change
Investment income:
Interest income	$7,252	$5,703	$1,549
Dividend income	2,828	2,585	243
Servicing income	2,503	2,008	495
Other income	1,566	1,108	458
Total investment income	$14,149	$11,404	$2,745
Interest Income
The increase in interest income was attributable to the average outstanding performing portfolio of SBA non-affiliate investments increasing to $333,811,000 from $276,878,000 for the three months ended June 30, 2019 and 2018, respectively, combined with an increase in the Prime Rate from 4.75% to 5.50% over the twelve month period. The increase in the average outstanding performing portfolio resulted from the origination of new SBA non-affiliate investments period over period.
Dividend Income

(in thousands)	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Change
Newtek Merchant Solutions, LLC (NMS)	$2,475	$1,750	$725
Premier Payments LLC (1)	—	400	(400)
International Professional Marketing, Inc.	—	125	(125)
SIDCO, LLC	250	250	—
United Capital Source LLC (UCS)	—	50	(50)
Mobil Money, LLC	75	—	75
EMCAP Loan Holdings, LLC	28	10	18
Total dividend income	$2,828	$2,585	$243
(1)On December 31, 2018, Premier was merged into NMS.

Dividend income increased $243,000 period over period based on each portfolio company’s financial results. Dividend income from NMS and Premier combined, increased $325,000. We earned $75,000 of dividend income from Mobil Money, a controlled portfolio company which we invested in May 2018. These increases were offset by a decrease in dividend income from UCS of $50,000 as a result of our sale of UCS in October 2018. Dividend income is dependent on portfolio company earnings. Current quarter dividend income may not be indicative of future period dividend income.

NSBF Servicing Portfolio and Related Servicing Income
The following table represents the NSBF originated servicing portfolio and servicing income earned for the three months ended June 30, 2019 and 2018:

(in thousands):	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Change
Total NSBF originated servicing portfolio (1)	$1,624,625	$1,328,824	$295,801
Total servicing income earned	$2,503	$2,008	$495
(1) Of this amount, the total average NSBF originated portfolio earning servicing income was $1,156,978,000 and $949,629,000 for the three months ended June 30, 2019 and 2018, respectively.
The increase in servicing income was attributable to the increase in total portfolio investments for which we earn servicing income. The portfolio earning servicing income increased $207,349,000 period over period. The increase was attributable to an increase in SBA 7(a) non-affiliate investments period over period.

Other Income

Other income relates primarily to legal, packaging, prepayment, and late fees earned from SBA 7(a) loans. The increase was related to an increase in legal, prepayment and packaging fees earned as a result of the larger dollar volume of loans originated.
Expenses:

(in thousands)	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Change
Salaries and benefits	$3,484	$5,212	$(1,728)
Interest	4,712	3,792	920
Depreciation and amortization	124	116	8
Professional fees	643	587	56
Origination and servicing	2,128	2,168	(40)
Origination and servicing - related party	2,471	—	2,471
Change in fair value of contingent consideration liabilities	9	7	2
Other general and administrative costs	1,657	1,656	1
Total expenses	$15,228	$13,538	$1,690
Salaries and Benefits

As discussed below, the decrease in salaries and benefits was the result of certain NSBF employees being hired by SBL. SBL is a lender service provider that, effective January 1, 2019, provides NSBF with loan origination and servicing functions performed by its employees. As a result, costs related to these employees previously included in salaries and benefits, are included in origination and servicing - related party.
Interest Expense
The following is a summary of interest expense by facility for the three months ended June 30, 2019 and 2018:

(in thousands)	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Change
Notes payable - Securitization Trusts	$2,630	$2,108	$522
Bank notes payable	618	261	357
Notes due 2022	177	177	—
Notes due 2023	1,016	1,009	7
Notes payable - related parties	270	232	38
Other	1	5	(4)
Total interest expense	$4,712	$3,792	$920

The increase in interest expense period over period is primarily related to interest from the Notes payable - Securitization Trusts, and Bank notes payable. The increase from Notes payable - Securitization Trusts was the result of an additional securitization transaction completed in November 2018. The increase in interest expense from Bank Notes payable was related to an increase in the average outstanding balance period over period.

Origination and Servicing - Related Party

The increase in origination and servicing expenses was attributed to $2,471,000 of origination and servicing costs incurred from SBL. Effective January 1, 2019, certain employees performing origination and servicing functions were hired by SBL. As a result, costs related to these employees previously included in salaries and benefits, are included in origination and servicing - related party.
Net Realized Gains and Net Unrealized Appreciation and Depreciation

Net realized gains from SBA non-affiliate investments for the three months ended June 30, 2019 and 2018 were $12,051,000 and $10,319,000, respectively, which included realized losses of $971,000 and $550,000, respectively.

Net Realized Gains on SBA Non-Affiliate Investments

	Three Months Ended
	June 30, 2019		June 30, 2018
(in thousands)	# of Debt Investments	$ Amount	# of Debt Investments	$ Amount
SBA non-affiliate investments originated during the quarter	176	$122,600	147	$106,451
SBA guaranteed non-affiliate investments sold during the quarter	170	$95,960	130	$78,064
Realized gains recognized on sale of SBA guaranteed non-affiliate investments	—	$13,022	—	$10,869
Average sale price as a percent of principal balance (1)	—	111.52%	—	111.67%

(1) Realized gains greater than 110.00% must be split 50/50 with the SBA in accordance with SBA regulations. The realized gains recognized above reflects amounts net of split with the SBA.

Net Unrealized Appreciation (Depreciation) on Investments

(in thousands)	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Change
Net unrealized (depreciation) appreciation on SBA guaranteed non-affiliate investments	$(382)	$105	$(487)
Net unrealized (depreciation) appreciation on SBA unguaranteed non-affiliate investments	(4,572)	1,702	(6,274)
Net unrealized appreciation (depreciation) on controlled investments	4,865	(1,250)	6,115
Change in deferred taxes	(1,294)	326	(1,620)
Total net unrealized (depreciation) appreciation on investments	$(1,383)	$883	$(2,266)

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

Net Unrealized Appreciation (Depreciation) on Controlled Investments

(in thousands)	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Change
Newtek Merchant Solutions, LLC (NMS)	$5,000	$—	$5,000
International Professional Marketing, Inc.	600	—	600
SIDCO, LLC	(600)	—	(600)
PMTWorks Payroll, LLC	(152)	(100)	(52)
banc-serv Partners, LLC (BSP)	(44)	(1,000)	956
Newtek Insurance Agency, LLC	—	(150)	150
Newtek Conventional Lending, LLC	61	—	61
Total net unrealized appreciation (depreciation) on controlled investments	$4,865	$(1,250)	$6,115

Unrealized appreciation related to our investment in NMS was related to an increase in revenue and EBITDA projections.

During the three months ended June 30, 2019 and 2018, the Company contributed $152,000 and $100,000, respectively to PMT for working capital needs. Based on PMT’s inability to generate sufficient cash flows and their continued losses, the Company recognized unrealized depreciation of $152,000 and $170,000, respectively.

The Company contributed $44,000 in capital to BSP during the three months ended June 30, 2019 for legal fees and other working capital needs which increased the cost basis in BSP. The Company recognized $44,000 in unrealized depreciation on BSP during the three months ended June 30, 2019.

Provision for Deferred Taxes on Unrealized Appreciation of Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable subsidiaries are not consolidated with the Company for income tax purposes, but are consolidated for GAAP purposes, and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. During the three months ended June 30, 2019 and 2018, we recognized a provision for deferred taxes of $1,294,000 and benefit for deferred taxes of $326,000 related to the net unrealized appreciation and depreciation of controlled portfolio company investments, respectively.
Comparison of the six months ended June 30, 2019 and 2018
Investment Income

(in thousands)	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018	Change
Investment income:
Interest income	$14,468	$11,026	$3,442
Dividend income	6,009	5,210	799
Servicing income	4,931	4,073	858
Other income	2,487	2,163	324
Total investment income	$27,895	$22,472	$5,423
Interest Income
The increase in interest income was attributable to the average outstanding performing portfolio of SBA non-affiliate investments increasing to $326,546,000 from $271,379,000 for the six months ended June 30, 2019 and 2018, respectively, combined with an increase in the Prime Rate from 4.75% to 5.50% over the twelve month period. The increase in the average outstanding performing portfolio resulted from the origination of new SBA non-affiliate investments period over period.
Dividend Income

(in thousands)	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018	Change
Newtek Merchant Solutions, LLC (NMS)	$5,375	$3,500	$1,875
Premier Payments LLC (1)	—	800	(800)
International Professional Marketing, Inc.	—	125	(125)
SIDCO, LLC	400	500	(100)
United Capital Source LLC (UCS)	—	275	(275)
Mobil Money, LLC	175	—	175
EMCAP Loan Holdings, LLC	59	10	49
Total dividend income	$6,009	$5,210	$799
(1)On December 31, 2018, Premier was merged into NMS.

Dividend income increased $799,000 period over period based on each portfolio company’s financial results. Dividend income from NMS and Premier combined, increased $1,075,000. We earned $175,000 of dividend income from Mobil Money, a controlled portfolio company which we invested in May 2018. These increases were offset by a decrease in dividend income from UCS of $275,000 as a result of our sale of UCS in October 2018. Dividend income is dependent on portfolio company earnings. Current quarter dividend income may not be indicative of future period dividend income.
NSBF Servicing Portfolio and Related Servicing Income
The following table represents the NSBF originated servicing portfolio and servicing income earned for the six months ended June 30, 2019 and 2018:

(in thousands):	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018	Change
Total NSBF originated servicing portfolio (1)	$1,624,625	$1,328,824	$295,801
Total servicing income earned	$4,931	$4,073	$858
(1) Of this amount, the total average NSBF originated portfolio earning servicing income was $1,134,841,000 and $929,786,000 for the six months ended June 30, 2019 and 2018, respectively.
The increase in servicing income was attributable to the increase in total portfolio investments for which we earn servicing income. The portfolio earning servicing income increased $205,055,000 period over period. The increase was attributable to an increase in SBA 7(a) non-affiliate investments period over period.

Other Income

Other income relates primarily to legal, packaging, prepayment, and late fees earned from SBA 7(a) loans. The increase was related to an increase in legal, prepayment and packaging fees earned as a result of the larger dollar volume of loans originated.

Expenses:

(in thousands)	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018	Change
Salaries and benefits	$7,072	$10,090	$(3,018)
Interest	9,447	7,304	2,143
Depreciation and amortization	253	236	17
Professional fees	1,627	1,527	100
Origination and servicing	3,781	3,773	8
Origination and servicing - related party	4,659	—	4,659
Change in fair value of contingent consideration liabilities	55	17	38
Loss on extinguishment of debt	—	1,059	(1,059)
Other general and administrative costs	3,084	3,373	(289)
Total expenses	$29,978	$27,379	$2,599
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
Interest Expense
The following is a summary of interest expense by facility for the six months ended June 30, 2019 and 2018:

(in thousands)	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018	Change
Notes payable - Securitization Trusts	$5,675	$4,090	$1,585
Bank notes payable	908	370	538
Notes due 2022	353	353	—
Notes due 2021	—	718	(718)
Notes due 2023	2,031	1,419	612
Notes payable - related parties	474	344	130
Other	6	10	(4)
Total interest expense	$9,447	$7,304	$2,143

The increase in interest expense period over period is primarily related to interest from the Notes payable - Securitization Trusts, Bank notes payable and 2023 Notes. The increase from Notes payable - Securitization Trusts was the result of an additional securitization transaction completed in November 2018. We recognized $2,031,000 of interest expense attributable to the 2023 Notes which represented a full period of interest as compared to partial period of interest during the six months ended June 30, 2018. These increases were offset by the decrease in interest expense related the 2021 Notes of $718,000 as a result of our redemption of the 2021 Notes in March 2018 and issuance of $57,500,000 of 2023 Notes. The increase in interest expense from Bank Notes payable was related to an increase in the average outstanding balance period over period.

During the six months ended June 30, 2018, we redeemed all $40,250,000 in aggregate principal amount of the 2021 Notes at 100% of their principal amount ($25 per Note), plus the accrued and unpaid interest thereon from December 31, 2017, through, but excluding, the Redemption Date. As a result, we recorded loss on extinguishment of debt of $1,059,000.

Origination and Servicing - Related Party

The increase in origination and servicing expenses was attributed to $4,659,000 of origination and servicing costs incurred from SBL. Effective January 1, 2019, certain employees performing origination and servicing functions were hired by SBL. As a result, costs related to these employees previously included in salaries and benefits, are included in origination and servicing - related party.
Net Realized Gains and Net Unrealized Appreciation and Depreciation

Net realized gains from SBA non-affiliate investments for the six months ended June 30, 2019 and 2018 were $21,395,000 and $20,200,000, respectively, which included realized losses of $1,373,000 and $944,000, respectively.

Net Realized Gains on SBA Non-Affiliate Investments

	Six Months Ended
	June 30, 2019		June 30, 2018
(in thousands)	# of Debt Investments	$ Amount	# of Debt Investments	$ Amount
SBA non-affiliate investments originated during the quarter	296	$220,379	256	$197,812
SBA guaranteed non-affiliate investments sold during the quarter	287	$170,062	244	$151,245
Realized gains recognized on sale of SBA guaranteed non-affiliate investments	—	$22,768	—	$21,145
Average sale price as a percent of principal balance (1)	—	111.33%	—	111.74%

(1) Realized gains greater than 110.00% must be split 50/50 with the SBA in accordance with SBA regulations. The realized gains recognized above reflects amounts net of split with the SBA.

Net Unrealized Appreciation (Depreciation) on Investments

(in thousands)	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018	Change
Net unrealized depreciation on SBA guaranteed non-affiliate investments	$(312)	$(175)	$(137)
Net unrealized (depreciation) appreciation on SBA unguaranteed non-affiliate investments	(1,943)	2,694	(4,637)
Net unrealized appreciation (depreciation) on controlled investments	2,918	(80)	2,998
Change in deferred taxes	(765)	27	(792)
Total net unrealized (depreciation) appreciation on investments	$(102)	$2,466	$(2,568)

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

Net Unrealized Appreciation (Depreciation) on Controlled Investments

(in thousands)	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018	Change
Newtek Merchant Solutions, LLC (NMS)	$5,000	$5,000	$—
Newtek Technology Solutions, Inc. (NTS)	(1,500)	(1,200)	(300)
International Professional Marketing, Inc.	600	—	600
SIDCO, LLC	(920)	—	(920)
PMTWorks Payroll, LLC	(337)	(170)	(167)
banc-serv Partners, LLC (BSP)	(286)	(2,960)	2,674
Small Business Lending, LLC	300	(400)	700
Newtek Insurance Agency, LLC	—	(350)	350
Newtek Conventional Lending, LLC	61	—	61
Total net unrealized appreciation (depreciation) on controlled investments	$2,918	$(80)	$2,998

Unrealized appreciation related to our investment in NMS was related to an increase in revenue and EBITDA projections.

Unrealized depreciation related to our investment in NTS was primarily due to the Company’s inability to add sufficient new business and resulting decline in revenue.

During the six months ended June 30, 2019 and 2018, the Company contributed $337,000 and $170,000, respectively to PMT for working capital needs. Based on PMT’s inability to generate sufficient cash flows and their continued losses, the Company recognized unrealized depreciation of $337,000 and $170,000, respectively.

The Company contributed $286,000 in capital to BSP during the six months ended June 30, 2019 for legal fees and other working capital needs which increased the cost basis in BSP. The Company recognized $286,000 in unrealized depreciation on BSP during the six months ended June 30, 2019.

Provision for Deferred Taxes on Unrealized Appreciation of Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable subsidiaries are not consolidated with the Company for income tax purposes, but are consolidated for GAAP purposes, and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. During the six months ended June 30, 2019 and 2018, we recognized a provision for deferred taxes of $765,000 and benefit for deferred taxes of $27,000 related to the net unrealized appreciation and depreciation of controlled portfolio company investments, respectively.

Liquidity and Capital Resources
Overview

Our liquidity and capital resources are derived from our Capital One Facility, Notes payable - related parties, 2022 Notes, 2023 Notes, securitization transactions and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our borrowings and the proceeds from the turnover of our portfolio and from public and private offerings of securities to finance our investment objectives. We may raise additional equity or debt capital through both registered offerings off a shelf registration, including “At-The-Market”, or ATM, and private offerings of securities. As of June 30, 2019, our asset coverage was 178% based on $375,058,000 of aggregate principal amount of senior securities outstanding. On April 27, 2018, we announced that our Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved a proposal to reduce our asset coverage requirement as set forth in Section 61(a)(2) of the 1940 Act, from 200% to 150%, pursuant to recent modifications included in the Small Business Credit Availability Act. Such change would have been effective April 27, 2019. However, on July 26, 2018, our stockholders approved a proposal to reduce our asset coverage requirement to 150%, effective July 27, 2018.

Public Offerings

ATM Program

The ATM Equity Distribution Agreement provides that we may offer and sell up to 4,400,000 shares of common stock from time to time through the Placement Agents. From inception through June 30, 2019, we sold 1,618,375 shares of our common stock at a weighted average price of $18.07 per share. Proceeds, net of offering costs and expenses were $28,466,000.

We used the net proceeds for funding investments in debt and equity securities in accordance with our investment objective and strategies and for general corporate purposes including funding investments, repaying outstanding indebtedness and other general corporate purposes.

As of June 30, 2019, there were 2,781,625 shares of common stock available for sale under the ATM Equity Distribution Agreement. The Company terminated the ATM Equity Distribution Agreement effective as of July 9, 2019. See Note 16 - Subsequent Events for additional information.

Debt Offerings

In July 2019, the Company and the Trustee entered into the Fourth Supplemental Indenture to the Base Indenture between the Company and the Trustee, relating to the Company’s issuance, offer and sale of $55,000,000 aggregate principal amount of 5.75% Notes due 2024. See “Recent Developments - Debt Offering” for more information.

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

The Base Indenture, as supplemented by the Third Supplemental Indenture, contains certain covenants including covenants requiring the Company to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a) of the 1940 Act (or any successor provisions), to comply with (regardless of whether it is subject to) the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) of the 1940 Act as modified by Section 61(a) of the 1940 Act and to provide financial information to the holders of the 2023 Notes and the Trustee if the Company should no longer be subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by the First Supplemental Indenture. The Base Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding 2023 Notes may declare such 2023 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. At June 30, 2019, the Company was in compliance with all covenants related to the 2023 Notes.

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

The Base Indenture, as supplemented by the First Supplemental Indenture, contains certain covenants including covenants requiring the Company to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act, to comply with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) of the 1940 Act as modified by Section 61(a) of the 1940 Act (or any successor provisions), and to provide financial information to the holders of the 2022 Notes and the Trustee if the Company should no longer be subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by the Second Supplemental Indenture. The Base Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding 2022 Notes may declare such 2022 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. At June 30, 2019, the Company was in compliance with all covenants related to the 2022 Notes.

Capital One Facilities

In May 2017, NSBF amended its Capital One facility to increase the facility from $50,000,000 to $100,000,000 and reduce the interest rate. The facility was amended again in June 2018 and the portion of the facility collateralized by the government guaranteed portion of SBA 7(a) loans, was reduced to Prime minus 0.75% (previously Prime minus 0.25%). The interest rate on the portion of the facility, collateralized by the non-guaranteed portion of SBA 7(a) loans, was reduced to Prime plus 0.25%

(previously Prime plus 0.75%). The facility provides for a 55% advance rate on the non-guaranteed portions of the SBA 7(a) loans NSBF originates, and a 90% advance rate on the guaranteed portions of SBA 7(a) loans NSBF originates. In addition, the amendment extended the date on which the facility will convert to a term loan from May 16, 2017 to May 11, 2020 and extended the maturity date of the facility to May 11, 2022. In June 2019, the facility was increased from $100,000,000 to $150,000,000.

At June 30, 2019, we had $45,709,000 and $48,900,000 outstanding under the unguaranteed and guaranteed lines of credit, respectively. At June 30, 2019, we were in full compliance with all applicable loan covenants.

Notes Payable - Related Parties

In June 2015, the Company entered into the Related Party RLOC with certain controlled portfolio companies. Maximum borrowings under the Related Party RLOC were $38,000,000.

In June 2017, the Related Party RLOC was amended to increase maximum borrowings to $50,000,000. The outstanding balance had an interest rate equal to 1 month LIBOR (with a floor of 0.50%) plus 6.0% or at a rate equal to the greater of the Prime Rate or 3.5% plus 5.0%. In November 2018, the Related Party RLOC was amended to reduce the interest rate to the lesser of 1 month LIBOR plus 2.5% or the Prime Rate plus 1.5%.

At June 30, 2019, the Related Party RLOC interest rate was 4.94%. The Related Party RLOC has a maturity date of November 8, 2023. Outstanding borrowings at June 30, 2019 were $24,063,000.

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

In November 2016, NSBF completed its seventh securitization which resulted in the transfer of $56,073,000 of unguaranteed portions of SBA loans to the 2016-1 Trust.  The 2016-1 Trust in turn issued securitization notes for the par amount of $53,444,000, consisting of $43,632,000 Class A notes and $9,812,000 of Class B notes, against the assets in a private placement. The Class A and Class B notes received an “A” and “BBB+” rating by S&P, respectively, and the final maturity date of the notes is February 2042. The Class A and Class B notes bear interest at a rate of 1 month LIBOR plus 3.0% and 4.25%, respectively.

In December 2017, NSBF completed its eighth securitization which resulted in the transfer of $76,188,000 of unguaranteed portions of SBA loans to the 2017-1 Trust.  The 2017-1 Trust in turn issued securitization notes for the par amount of $75,426,000, consisting of $58,111,000 Class A notes and $17,315,000 of Class B notes, against the assets in a private placement. The Class A and Class B notes received an “A” and “BBB-” rating by S&P, respectively, and the final maturity date of the notes is February 2043. The Class A and Class B notes bear interest at a rate of 1 month LIBOR plus 2.0% and 3.0%, respectively.

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

In March 2019, the 2010-1 Trust was terminated as a result of NSBF purchasing the 2010-1 Trust assets, with the 2010-1 Trust’s noteholders receiving the redemption price.
Cash Flows and Liquidity
As of June 30, 2019, the Company’s unused sources of liquidity consisted of $8,613,000 available through the Capital One facility; $13,637,000 available through notes payable with related parties; $3,585,000 in unrestricted cash and $9,000 in money market funds.

Restricted cash of $26,094,000 as of June 30, 2019 is primarily held by NSBF. The majority, or $25,342,000 of restricted cash includes reserves in the event payments are insufficient to cover interest and/or principal with respect to securitizations and loan principal and interest collected which are due to loan participants.

The Company generated and used cash as follows:

(in thousands)	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Net cash used in operating activities	$(26,712)	$(12,638)
Net cash used in investing activities	(111)	(208)
Net cash provided by financing activities	25,152	20,584
Net (decrease) increase in cash and restricted cash	(1,671)	7,738
Cash and restricted cash, beginning of period	31,350	20,538
Cash and restricted cash, end of period	$29,679	$28,276
During the six months ended June 30, 2019, operating activities used cash of $26,712,000, consisting primarily of (i) an increase in broker receivables which arise from the guaranteed portions of SBA 7(a) loans that were traded but had not settled before period end and represent the amount of cash due from the purchasing broker; the amount varies depending on loan origination volume and timing of sales at quarter end, (ii) $220,379,000 of SBA 7(a) loan investments funded and (iii) $6,198,000 of investments in controlled portfolio companies.
These decreases were offset by (i) $192,830,000 of proceeds from the sale of SBA 7(a) guaranteed loan investments (ii)$20,930,000 of principal payments received from SBA non-affiliate investments.
Net cash provided by financing activities was $25,152,000 consisting primarily of (i) net borrowings of $59,909,000 from our bank notes payable, (ii) net borrowings of $7,223,000 under the Related Party RLOC and (iii) $3,650,000 of net proceeds from the sale of common shares under the ATM Equity Distribution Agreement.
These increases were offset by (i) $15,836,000 of dividend payments and (ii) $29,661,000 of principal payments related to securitization notes payable.
Contractual Obligations
The following table represents the Company’s obligations and commitments as of June 30, 2019:

(in thousands)	Payments due by period
Contractual Obligations	Total	2019	2020	2021	2022	2023	Thereafter
Bank notes payable	$94,609	$48,900	$—	$—	$45,709	$—	$—
Securitization notes payable (1)	201,859	—	—	—	—	—	201,859
Notes due 2022 (1)	8,324	—	—	—	8,324	—	—
Notes due 2023 (1)	57,500	—	—	—	—	57,500	—
Notes payable - related parties	24,063	—	—	24,063	—	—	—
Employment agreements	1,152	768	384	—	—	—	—
Operating leases	12,594	841	1,662	1,563	1,576	1,619	5,333
Totals	$400,101	$50,509	$2,046	$25,626	$55,609	$59,119	$207,192
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

For certain investments, the Company generally calculates the fair value of the investment primarily based on the net asset NAV of the entity and adjusts the fair value for other factors that would affect the fair value of the investment. The Company uses this valuation approach for its investment in NCL.

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
Our Board has the final responsibility for overseeing, reviewing and approving, in good faith, our determination of the fair value for our investment portfolio and our valuation procedures, consistent with 1940 Act requirements. We believe our investment portfolio as of June 30, 2019 and December 31, 2018 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. The Company would then pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the six months ended June 30, 2019 and 2018, no U.S. federal excise taxes were due.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the net unrealized appreciation generated by the controlled investments held by the Taxable Subsidiaries. Such deferred tax liabilities amounted to $10,005,000 and $9,241,000 at June 30, 2019 and December 31, 2018, respectively, and are recorded as deferred tax liabilities on the condensed consolidated statements of assets and liabilities. The change in deferred tax liabilities is included as a component of net unrealized appreciation (depreciation) on investments in the condensed consolidated statements of operations.

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
Off Balance Sheet Arrangements
There were no off balance sheet arrangements as of June 30, 2019.
Recent Developments

Termination of the Equity Distribution Agreement

On July 8, 2019, the Company gave notice to terminate the Equity Distribution Agreement, with such termination effective as of July 9, 2019. Under the Equity Distribution Agreement, the Company could offer up to 4,400,000 shares of the Company’s common stock from time to time through the Prior Placement Agents. As of July 9, 2019, the Company had sold 1,618,375 shares of its common stock under the Equity Distribution Agreement, and received net proceeds of $28,732,000. The Company paid the Prior Placement Agents $586,000 in compensation in connection therewith.

Common Stock

On July 10, 2019, the Company entered into the 2019 ATM Equity Distribution Agreement. The 2019 ATM Equity Distribution Agreement provides that the Company may offer and sell up to 3,000,000 shares of common stock from time to time through the Placement Agents.

From July 1, 2019 through August 8, 2019 the Company sold 25,000 shares of its common stock at a weighted average price of $21.95 per share under the 2019 ATM Equity Distribution Agreement. Proceeds, net of offering costs and expenses were $538,000. As of August 8, 2019, there were 2,975,000 shares of common stock available for sale under the 2019 ATM Equity Distribution Agreement.

Debt Offering

On July 25, 2019, the Company closed a public offering of $55,000,000 in aggregate principal amount of its 2024 Notes. The 2024 Notes will mature on August 1, 2024 and may be redeemed in whole or in part at any time or from time to time at Newtek’s option on or after August 1, 2021. The 2024 Notes bear interest at a rate of 5.75% per year payable quarterly on August 1, November 1, February 1 and May 1, of each year, beginning November 1, 2019. Total net proceeds received after deducting underwriters’ discount and expenses was $53,313,000. The 2024 Notes are listed on the Nasdaq Global Market under the trading symbol “NEWTL” and were rated “A-“ by Egan-Jones. A portion of the proceeds will be used to redeem the outstanding 7.50% 2022 Notes pending the conclusion of a 30-day notice period to existing holders of the 2022 Notes. In August 2019, the underwriters exercised their option to purchase an additional $8,250,000 in aggregate principal amount of the 2024 Notes resulting in an additional $8,003,000 in net proceeds.

On July 29, 2019, the Company issued redemption notices to the holders of the 2022 Notes. The Company will redeem all $8,324,000 in aggregate principal amount of the Notes on the redemption date of August 29, 2019 at 100% of their principal amount ($25 per Note), plus the accrued and unpaid interest thereon from July 1, 2019, through, but excluding, the redemption date.

Securitization Activity

On July 25, 2019, the 2014-1 Trust was terminated as a result of NSBF purchasing the 2014-1 Trust assets, with the 2014-1 Trust’s noteholders receiving the redemption price.

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
NSBF primarily lends at an interest rate of prime, which resets on a quarterly basis, plus a fixed margin. The Capital One revolver lines are on a prime plus or minus a fixed factor basis and the securitization notes are at prime or 1 month LIBOR, plus a fixed margin, whichever is less. As a result, the Company believes it has matched its cost of funds to its interest income in its financing activities. However, because of the differential between the amount lent and the smaller amount financed a significant change in market interest rates will have a material effect on our income. In periods of sharply rising interest rates, our cost of funds will increase at a slower rate than the interest income earned on the loans we have originated; this should improve our net investment income, holding all other factors constant. However, a reduction in interest rates will result in the Company experiencing a reduction in investment income; that is, its interest income will decline more quickly than interest expense resulting in a net reduction of benefit to investment income.

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
We do not have significant exposure to changing interest rates on invested cash (includes cash and cash equivalents, restricted cash and money market funds) which was approximately $29,688,000 at June 30, 2019. We do not purchase or hold derivative financial instruments for trading purposes. All of our transactions are conducted in U.S. dollars and we do not have any foreign currency or foreign exchange risk. We do not trade commodities or have any commodity price risk.

We believe that we have placed our demand deposits, cash investments and their equivalents with high credit-quality financial institutions. The Company invests cash not held in interest free checking accounts or bank money market accounts mainly in U.S. Treasury only money market instruments or funds and other investment-grade securities. As of June 30, 2019, cash deposits in excess of insured amounts totaled approximately $16,176,000.

ITEM 4. CONTROLS AND PROCEDURES.

As of June 30, 2019 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Accounting Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Number	Description
31.1*	Certification by Principal Executive Officer required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended, filed herewith.

31.2*	Certification by Principal Financial Officer required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended, filed herewith.

32.1**	Certification by Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.
* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWTEK BUSINESS SERVICES CORP.

Date: August 9, 2019	By:	/S/ BARRY SLOANE
Barry Sloane
Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

Date: August 9, 2019	By:	/S/ CHRISTOPHER TOWERS
Christopher Towers
Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)