Form 10-Q
period 2019-09-30
Newtek Business Services Corp.
filed 2019-11-12
CIK 1587987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial or accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 11, 2019, there were 19,815,953 shares issued and outstanding of the registrant’s Common Stock, par value $0.02 per share.

Defined Terms

We have used “we,” “us,” “our”, “our company”, and “the Company” to refer to Newtek Business Services Corp. and its subsidiaries in this report. We also have used several other terms in this report, which are explained or defined below:

Terms
1940 Act	Investment Company Act of 1940, as amended
2010-1 Trust	Newtek Small Business Loan Trust, Series 2010-1, terminated in March 2019
2013-1 Trust	Newtek Small Business Loan Trust, Series 2013-1, terminated in October 2018
2014-1 Trust	Newtek Small Business Loan Trust, Series 2014-1, terminated in July 2019
2016-1 Trust	Newtek Small Business Loan Trust, Series 2016-1
2017-1 Trust	Newtek Small Business Loan Trust, Series 2017-1
2018-1 Trust	Newtek Small Business Loan Trust, Series 2018-1
2019-1 Trust	Newtek Small Business Loan Trust, Series 2019-1
2021 Notes	7.00% Notes due 2021
2022 Notes	7.50% Notes due 2022
2023 Notes	6.25% Notes due 2023
2024 Notes	5.75% Notes due 2024
ASC	Accounting Standards Codification, as issued by the FASB
ASU	Accounting Standards Updates, as issued by the FASB
2017 ATM Equity Distribution Agreement	Second Amended and Restated Equity Distribution Agreement, dated August 31, 2018 by and among the Company and the Placement Agents
2019 ATM Equity Distribution Agreement	Equity Distribution Agreement, dated July 10, 2019 by and among the Company and the Placement Agents
BDC	Business Development Company under the 1940 Act
Board	The Company's board of directors
Capital One	Capital One Bank, N.A.
Code	Internal Revenue Code of 1986, as amended
DRIP	The Company's dividend reinvestment plan
EBITDA	Earnings before interest, taxes, depreciation and amortization
Equity Incentive Plan	The Company's 2015 Equity Incentive Plan
Exchange Act	Securities and Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
LIBOR	London Interbank Offered Rate
NAV	Net Asset Value
NBL Facility	Revolving Credit and Security Agreement between NBL SPV1, LLC, a wholly-owned subsidiary of NBL and Capital One
Related Party RLOC	Unsecured revolving line of credit agreement between NMS as lender and Newtek as borrower
PLP	Preferred Lender Program, as authorized by the SBA
RIC	Regulated investment company under the Code
S&P	Standard and Poor's
SBA	United States Small Business Administration
SBLC	Small Business Lending Company
SEC	Securities and Exchange Commission
SMB	Small-and-medium sized businesses
Sterling	Sterling National Bank

Sterling 504 Facility	Loan and Security Agreement between NBC and Sterling, as lender to originate SBA 504 loans
Sterling Receivable and Inventory Facility	Loan and Security Agreement between NBC and Sterling, as lender to fund accounts receivable and inventory financing arrangements
Taxable Subsidiaries	Companies formed by Newtek which are taxed as corporations for income tax purposes
Trustee	U.S. Bank, N.A.
U.S. GAAP or GAAP	Generally accepted accounting principles in the United States

Portfolio Companies and Subsidiaries
NSBF	Newtek Small Business Finance, LLC, a consolidated subsidiary
NBL	Newtek Business Lending, LLC, a wholly-owned controlled portfolio company
NCL	Newtek Conventional Lending, LLC, a 50% owned portfolio company
Exponential	Exponential Business Development Co., Inc., a Taxable Subsidiary
NMS	Newtek Merchant Solutions, LLC (formerly Universal Processing Services of Wisconsin LLC), a wholly-owned controlled portfolio company
Premier	Premier Payments LLC, a former wholly-owned controlled portfolio company which merged into NMS at December 31, 2018
Mobil Money	Mobil Money, LLC, a wholly-owned controlled portfolio company
NTS	Newtek Technology Solutions, Inc., a wholly-owned controlled portfolio company
IPM	International Professional Marketing, Inc., a wholly-owned controlled portfolio company
SIDCO	SIDCO, LLC dba Cloud Nine Services, a wholly-owned controlled portfolio company
EWS	Excel WebSolutions, LLC, a controlled portfolio company
NBCS	CDS Business Services, Inc. dba Newtek Business Credit Solutions, a wholly-owned controlled portfolio company
SBL	Small Business Lending, LLC, a wholly-owned controlled portfolio company
BSP	ADR Partners, LLC dba banc-serv Partners, LLC, a wholly-owned controlled portfolio company
NPS or PMT	PMTWorks Payroll, LLC dba Newtek Payroll and Benefits Solutions, a wholly-owned controlled portfolio company
NIA	Newtek Insurance Agency, LLC, a wholly-owned controlled portfolio company
TAM	Titanium Asset Management LLC, a wholly-owned controlled portfolio company
EMCAP	EMCAP Loan Holdings, LLC
POS	POS on Cloud, LLC, a controlled portfolio company

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (In Thousands, except for Per Share Data)
	September 30, 2019	December 31, 2018
ASSETS	(Unaudited)	(Note 1)
Investments, at fair value
SBA unguaranteed non-affiliate investments (cost of $397,745 and $355,589, respectively; includes $235,551 and $323,388, respectively, related to securitization trusts)	$389,605	$349,402
SBA guaranteed non-affiliate investments (cost of $20,489 and $17,217, respectively)	21,851	19,100
Controlled investments (cost of $97,228 and $74,279, respectively)	198,408	171,585
Non-control/affiliate investments (cost of $1,000 and $1,000, respectively)	1,000	1,000
Investments in money market funds (cost of $9 and $9, respectively)	9	9
Total investments at fair value	610,873	541,096
Cash	3,596	2,316
Restricted cash	24,151	29,034
Broker receivable	34,486	42,617
Due from related parties	3,911	3,232
Servicing assets, at fair value	23,297	21,360
Right of use assets	8,253	—
Other assets	22,192	13,686
Total assets	$730,759	$653,341

LIABILITIES AND NET ASSETS
Liabilities:
Bank notes payable	$84,942	$34,700
Notes due 2022 (par: $0 as of September 30, 2019 and $8,324 as of December 31, 2018, see Note 7)	—	8,019
Notes due 2023 (par: $57,500 as of September 30, 2019 and December 31, 2018, see Note 7)	55,917	55,564
Notes due 2024 (par: $63,250 as of September 30, 2019 and $0 as of December 31, 2018, see Note 7)	61,249	—
Notes payable - Securitization trusts (par: $172,231 and $220,137 as of September 30, 2019 and December 31, 2018, see Note 7)	169,526	216,507
Notes payable - related parties	20,663	16,840
Due to related parties	111	4
Lease liabilities	10,194	—
Deferred tax liabilities	10,033	9,241
Accounts payable, accrued expenses and other liabilities	18,372	25,021
Total liabilities	431,007	365,896

Commitment and contingencies (Note 8)
Net assets:
Preferred stock (par value $0.02 per share; authorized 1,000 shares, no shares issued and outstanding)	—	—
Common stock (par value $0.02 per share; authorized 200,000 shares, 19,447 and 18,919 issued and outstanding, respectively)	389	379
Additional paid-in capital	266,076	254,498
Accumulated undistributed earnings	33,287	32,568
Total net assets	299,752	287,445
Total liabilities and net assets	$730,759	$653,341
Net asset value per common share	$15.41	$15.19

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (In Thousands, except for Per Share Data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Investment income
From non-affiliate investments:
Interest income	$7,468	$5,925	$21,519	$16,602
Servicing income	2,542	2,177	7,473	6,250
Other income	1,233	1,128	3,720	3,291
Total investment income from non-affiliate investments	11,243	9,230	32,712	26,143
From Non-control/affiliate investments:
Dividend income	27	26	86	36
From controlled investments:
Interest income	223	204	658	553
Dividend income	4,528	2,925	10,478	8,125
Total investment income from controlled investments	4,751	3,129	11,136	8,678
Total investment income	16,021	12,385	43,934	34,857
Expenses:
Salaries and benefits	3,587	5,469	10,659	15,559
Interest	5,476	4,110	14,923	11,414
Depreciation and amortization	125	122	378	358
Professional fees	1,215	642	2,842	2,169
Origination and servicing	2,134	1,983	5,915	5,756
Origination and servicing - related party	2,060	—	6,719	—
Change in fair value of contingent consideration liabilities	9	6	64	23
Loss on extinguishment of debt	251	—	251	1,059
Other general and administrative costs	1,697	1,499	4,782	4,872
Total expenses	16,554	13,831	46,532	41,210
Net investment loss	(533)	(1,446)	(2,598)	(6,353)
Net realized and unrealized gains (losses):
Net realized gain on non-affiliate investments - SBA 7(a) loans	10,865	10,554	32,260	30,754
Net realized gain on non-affiliate investments - conventional loan	—	278	—	278
Net realized gain on controlled investments	1,600	—	1,600	52
Net unrealized depreciation on SBA guaranteed non-affiliate investments	(209)	(1,177)	(521)	(1,352)
Net unrealized (depreciation) appreciation on SBA unguaranteed non-affiliate investments	(14)	4,057	(1,957)	6,751
Net unrealized appreciation on controlled investments	957	1,659	3,874	1,579
Change in deferred taxes	(27)	(444)	(792)	(417)
Net unrealized depreciation on servicing assets	(2,002)	(1,097)	(3,469)	(3,175)
Net realized and unrealized gains	$11,170	$13,830	$30,996	$34,470
Net increase in net assets resulting from operations	$10,637	$12,384	$28,398	$28,117
Net increase in net assets resulting from operations per share	$0.55	$0.66	$1.49	$1.51
Net investment loss per share	$(0.03)	$(0.08)	$(0.14)	$(0.34)
Dividends and distributions declared per common share	$0.58	$0.48	$1.44	$1.30
Weighted average number of shares outstanding	19,228	18,791	19,115	18,656

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Increase in net assets:
Net investment loss	$(533)	$(1,446)	$(2,598)	$(6,353)
Net realized gains on investments	12,465	10,832	33,860	31,084
Net unrealized (depreciation) appreciation on investments	(1,295)	2,998	(2,864)	3,386
Net increase in net assets resulting from operations	10,637	12,384	28,398	28,117
Distributions to common stockholders	(11,199)	(8,958)	(27,514)	(24,143)
Capital share transactions:
Issuance of common stock under dividend reinvestment plan	300	413	779	759
Stock-based compensation expense	184	176	462	418
Issuance of common stock in connection with investment in Mobil Money, LLC	—	—	—	200
Purchase of vested stock for employee payroll tax withholding	—	—	(76)	(32)
Issuance of common stock, net of offering costs	6,478	1,641	10,128	4,288
Net increase in net assets from capital share transactions	6,962	2,230	11,293	5,633
Impact of ASC 842 adoption	—	—	130	—
Total increase in net assets	6,400	5,656	12,307	9,607
Net assets at beginning of period	293,352	282,280	287,445	278,329
Net assets at end of period	$299,752	$287,936	$299,752	$287,936
Common shares outstanding at end of period	19,447	18,849	19,447	18,849
Capital share activity:
Shares issued under dividend reinvestment plan	14	21	38	40
Shares issued in connection with sales of common stock under ATM	292	80	480	241
Shares issued in connection with investment in Mobil Money, LLC	—	—	—	11
Purchase of vested stock for employee payroll tax withholding	—	—	(4)	(2)
Restricted shares issued under Equity Incentive Plan, net of forfeitures	4	3	14	102
Net increase in capital activity	310	104	528	392

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (In Thousands)
	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net increase in net assets resulting from operations	$28,398	$28,117
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net unrealized depreciation (appreciation) on controlled investments	(3,874)	(1,579)
Net unrealized depreciation (appreciation) on non-affiliate investments	2,477	(5,399)
Net unrealized depreciation on servicing assets	3,469	3,175
Net realized gains on controlled investments	(1,600)	(52)
Net realized gains on non-affiliate investments	(32,260)	(31,032)
Allowance for doubtful accounts	(60)	24
Change in fair value of contingent consideration liabilities	64	23
Loss on extinguishment of debt	251	1,059
Amortization of deferred financing costs	1,486	1,239
Deferred income taxes	792	417
Depreciation and amortization	378	358
Purchase of loans	(10,121)	—
Funding of guaranteed non-affiliate SBA loans	(249,980)	(243,317)
Funding of unguaranteed non-affiliate SBA loans	(84,741)	(76,860)
Funding of controlled investments	(27,534)	(27,762)
Funding of non-control/affiliate investment	—	(1,000)
Funding of non-control/non-affiliate investment	—	(5,700)
Proceeds from sale of non-affiliate SBA loans	293,594	284,470
Proceeds from sale of controlled investment	—	2,502
Proceeds from sale of non-control/non-affiliate investment	—	5,978
Principal received on SBA non-affiliate investments	36,183	29,517
Principal received from controlled investments	1,885	13,836
Distributions received from investments in excess of basis	1,600	—
Return of investment from controlled investments	2,700	300
Other, net	(47)	795
Changes in operating assets and liabilities:
Broker receivable	8,131	(30,720)
Due to/from related parties	(511)	(2,597)
Other assets	(6,529)	(312)
Accounts payable, accrued expenses and other liabilities	(4,539)	10,445
Capitalized servicing asset	(5,407)	(5,459)
Other, net	122	(10)
Net cash used in operating activities	(45,673)	(49,544)
Cash flows from investing activities:
Purchase of fixed assets	(127)	(454)
Cash flows from financing activities:
Net borrowings on bank notes payable	50,242	79,558

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (In Thousands)
	Nine Months Ended September 30,
Proceeds from common shares sold, net of offering costs	10,128	4,289
Net proceeds under related party line of credit	3,823	16,974
Proceeds from Notes due 2023	—	57,500
Proceeds from Notes due 2024	63,250	—
Redemption of Notes due 2021	—	(40,250)
Redemption of Notes due 2022	(8,324)	—
Payments on Notes Payable - Securitization Trusts	(47,993)	(32,694)
Dividends paid	(26,735)	(23,383)
Additions to deferred financing costs	(2,117)	(2,336)
Purchase of vested stock for employee payroll tax withholding	(77)	(34)
Net cash provided by financing activities	42,197	59,624
Net (decrease) increase in cash and restricted cash	(3,603)	9,626
Cash and restricted cash—beginning of period (Note 2)	31,350	20,538
Cash and restricted cash—end of period (Note 2)	$27,747	$30,164

Non-cash operating, investing and financing activities:
Foreclosed real estate acquired	$1,892	$826
Issuance of common shares in connection with investment in Mobil Money, LLC	$—	$200
Issuance of common shares under dividend reinvestment plan	$779	$760

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Performing SBA Unguaranteed Investments (1) (1a) (22)									299,752
Joseph P Fusco DDS PC	(#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2029	$66.3	$66.3	$59.3	0.02%
Atlantic Pacific Hospitality Solutions Inc dba North Beach Bistro	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2029	9.5	9.5	8.4	—%
MVE, Inc dba Mid-Valley Engineering	(#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/30/2029	1,240.0	1,240.0	1,137.9	0.38%
A Child's Dream Educational Center LLC	(#)	Social Assistance	Term Loan	Prime plus 2.75%	9/30/2044	180.0	180.0	193.7	0.06%
In Power Motors, LLC, In-Power Motors II LLC, In-Power Motors III LLC	(#)	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/30/2044	625.0	625.0	655.3	0.22%
Meldi Maa, Inc dba The River Complex	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2044	423.3	423.3	460.2	0.15%
SPIRE Manufacturing Solutions LLC	(#)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/30/2044	1,016.5	1,016.5	1,131.8	0.38%
International Protection Group, LLC	(#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/30/2029	82.5	82.5	81.5	0.03%
General Holding Group, LLC	(#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/30/2029	15.0	15.0	14.3	—%
AV Strategy, Inc	(#)	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/30/2029	260.0	260.0	246.0	0.08%
Bev's Sweets LLC	(#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/30/2044	213.8	213.8	231.6	0.08%
DG Business Solutions, Inc	(#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/30/2029	225.0	225.0	202.3	0.07%
Heart and Vascular Associates of Tampa, LLC	(#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2044	775.0	775.0	800.7	0.27%
50 Taps, LLC dba Colorado Taproom & Grill	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2029	77.5	77.5	70.0	0.02%
Crown Waste Corp	(#)	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	9/30/2029	50.0	50.0	47.0	0.02%
A Child's Dream Educational Center LLC	(#)	Social Assistance	Term Loan	Prime plus 2.75%	9/30/2029	188.5	188.5	168.9	0.06%
Universe Appliance Repairs Inc.	(#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/27/2044	587.5	587.5	603.8	0.20%
Aztec Machine & Repair Inc, Cranrd & Material	(#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/27/2044	712.5	712.5	743.1	0.25%
Zima Diamond Inc. dba Country Kitchen	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/27/2029	63.0	63.0	66.0	0.02%
Cherry and Candlewood Inc dba Aamco	(#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/27/2044	433.3	433.3	482.4	0.16%
Hoagie Barmichaels Inc	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/27/2044	113.0	113.0	115.7	0.04%
Double H Services, LLC, C&T Oil Field Services, LLC and Brian S. Holma	(#)	Support Activities for Mining	Term Loan	Prime plus 2.75%	9/27/2029	1,025.0	1,025.0	970.9	0.32%
Wagner & Sons Inc	(#)	Nonstore Retailers	Term Loan	Prime plus 2.75%	9/27/2029	18.8	18.8	16.8	0.01%
Titan Laser Screed Concrete Services, LLC	(#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/27/2029	50.0	50.0	45.8	0.02%
Universe Appliance Repairs Inc.	(#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/27/2029	662.5	662.5	619.3	0.21%
Total Pallet Consolidation LLC	(#)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/27/2029	18.8	18.8	16.9	0.01%
Zmetra Clearspan Structures LLC	(#)	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	9/27/2044	437.5	437.5	487.1	0.16%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Performing SBA Unguaranteed Investments (1) (1a) (22)									299,752
Stiegelbauer Associates Inc.	(#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/27/2029	200.0	200.0	179.1	0.06%
Santa Fe Flooring LLC	(#)	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	9/26/2029	498.8	498.8	460.0	0.15%
MeShare Inc.	(#)	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	9/26/2029	1,250.0	1,250.0	1,179.8	0.39%
Adam's Construction & General Contracting LLC	(#)	Construction of Buildings	Term Loan	Prime plus 2.75%	9/26/2029	69.0	69.0	63.8	0.02%
Anderson's Outdoor Adventures, LLC	(#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/25/2029	22.5	22.5	22.8	0.01%
Byler, Wolfe, Lutsch and Kampfer CPAs, Inc	(#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/25/2044	53.5	53.5	54.2	0.02%
luv2Play Nor Cal LLC	(#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/25/2029	112.5	112.5	102.3	0.03%
Quality Machine of Iowa, Inc	(#)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/25/2029	67.5	67.5	70.7	0.02%
Flamingo Bowl, Inc	(#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/24/2029	203.8	203.8	194.0	0.06%
Unified Utility Services LLC	(#)	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/20/2044	158.0	158.0	175.9	0.06%
Standard Real Estate Services LLC	(#)	Real Estate	Term Loan	Prime plus 6.5%	9/19/2029	12.5	12.5	12.9	—%
Payne's Enviromental Service, LLC dba Bamaco	(#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/18/2044	521.3	521.3	543.9	0.18%
Host Marketing, LLC	(#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	9/18/2029	12.5	12.5	12.9	—%
Vancole Investments, Inc. dba Smoothie King #913	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/17/2029	12.0	12.0	10.7	—%
Natalie Hart LLC dba Lady of Luxury &dba Country Sugar Events	(#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/18/2029	33.4	33.4	33.7	0.01%
Win Health Institute	(#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/17/2029	7.5	7.5	6.9	—%
Game Station, Inc.	(#)	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/16/2029	20.3	20.3	19.2	0.01%
Bay Bowl Inc dba Shasta Lanes	(#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/13/2044	537.5	537.5	598.5	0.20%
Oak Park Social LLC	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/12/2045	79.5	79.5	87.9	0.03%
The Steel Method LLC dba Sneeze It	(#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/12/2029	168.8	168.8	151.2	0.05%
New Flow Plumbing and Rooter Inc.	(#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/12/2029	50.0	50.0	45.0	0.02%
ACSS CPA, LLC	(#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/12/2044	40.0	40.0	42.5	0.01%
Bent Frenchman Selections, LLC	(#)	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 6.5%	9/11/2029	12.5	12.5	12.9	—%
Covert Recordings LLC	(#)	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/11/2029	12.0	12.0	12.2	—%
Miami Squeeze Inc dba Miami Squeeze, LLC	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/11/2029	115.5	115.5	108.3	0.04%
Family Insight, P.C.	(#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/11/2029	250.0	250.0	252.1	0.08%
Prime Precision Machining, LLC	(#)	Real Estate	Term Loan	Prime plus 2.75%	9/11/2029	207.5	207.5	192.9	0.06%
Prime Precision Machining, LLC	(#)	Real Estate	Term Loan	Prime plus 2.75%	9/11/2044	268.0	268.0	283.8	0.09%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Performing SBA Unguaranteed Investments (1) (1a) (22)									299,752
Softcare247, LLC	(#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	9/11/2029	12.5	12.5	12.9	—%
Body on Cue Health and Fitness LLC	(#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/6/2029	45.0	45.0	40.8	0.01%
Eco Electric LLC	(#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/5/2029	66.5	66.5	59.4	0.02%
Smokin AZ, LLC dba Dickey's Barbecue Pit AZ	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/5/2029	66.3	66.3	60.0	0.02%
Philly Games Inc.dba Queen & Rock Game Cafe	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/5/2029	62.5	62.5	56.1	0.02%
SVT Masonry Limited Liability Company	(#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/5/2029	76.3	76.3	75.5	0.03%
Thawk LLC	(#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/30/2029	8.3	8.3	7.4	—%
No Push Backs, LLC	(#)	Personal and Laundry Services	Term Loan	Prime plus 6.5%	8/30/2029	12.5	12.5	12.9	—%
Dog House Sportfishing Charters Inc	(#)	Scenic and Sightseeing Transportation	Term Loan	Prime plus 6.5%	8/30/2029	12.5	12.5	12.9	—%
3C Consumer Network & Designs LLC	(#)	Real Estate	Term Loan	Prime plus 2.75%	8/29/2029	15.0	15.0	13.9	—%
Double Scoop Ice Cream, LLC	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/29/2044	96.8	96.8	102.5	0.03%
Camror LTD dba Jersey Mike's	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/29/2030	28.0	28.0	29.4	0.01%
Esquire Mini Mart LLC & Morgan Store Building LLC	(#)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	8/29/2029	51.3	51.3	50.0	0.02%
Crown Heights Bunch O Bagels & More Inc & 361 Bagel Holding LLC	(#)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	8/29/2029	40.0	40.0	41.9	0.01%
Groton Bowling Center and Entertainment Inc	(#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/29/2044	945.6	945.6	1,008.3	0.34%
The BMF Media Group LLC	(#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/29/2029	375.0	375.0	334.9	0.11%
HRS2, LLC	(#)	Nonstore Retailers	Term Loan	Prime plus 2.75%	8/28/2029	231.5	231.5	228.8	0.08%
Khari E. J. Myers dba Khari Imagery & 190 Minerva LLC	(#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/28/2044	60.0	60.0	66.8	0.02%
DB Talak LLC	(#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/28/2029	87.5	87.5	91.6	0.03%
Blue Eagle Transport Inc.,Golden Eagle Tran and Green Eagle Transport	(#)	Couriers and Messengers	Term Loan	Prime plus 2.75%	8/28/2029	450.0	450.0	416.9	0.14%
Linsey Schwertdfeger,, Inc.	(#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/28/2029	70.9	70.9	64.2	0.02%
The Hometown Welcome Program, Inc & Fredric Anthony Gushwa	(#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/27/2029	97.5	97.5	92.3	0.03%
Maryland Urgent Care, Inc.	(#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/27/2044	46.1	46.1	49.7	0.02%
ADA Internacional Inc	(#)	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/26/2029	22.5	22.5	20.1	0.01%
Crystal S. Prado dba Crystal Clear Accounting	(#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	8/26/2029	3.2	3.2	3.3	—%
JLT Foods, LLC	(#)	Food Manufacturing	Term Loan	Prime plus 2.75%	8/23/2029	21.0	21.0	18.8	0.01%
PJT Logistics, Inc.	(#)	Truck Transportation	Term Loan	Prime plus 2.75%	8/23/2029	50.0	50.0	52.4	0.02%
The Pet Stop, LLC	(#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/23/2029	7.5	7.5	6.9	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Performing SBA Unguaranteed Investments (1) (1a) (22)									299,752
Elite Motors LLC	(#)	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	8/23/2029	87.5	87.5	91.6	0.03%
SRJ construction Corp	(#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/23/2029	11.3	11.3	10.2	—%
MS Integrated Psychotherapy & Counseling, LLC	(#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/22/2029	74.3	74.3	70.4	0.02%
The Roux Southern Kitchen, LLC	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/22/2029	18.2	18.2	18.7	0.01%
MB Nursery LLC dba The Garden Center	(#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/21/2029	92.5	92.5	95.6	0.03%
Metro R Services Inc. and Metal & Roof Supplies, Inc.	(#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/21/2029	193.8	193.8	188.9	0.06%
Auto Unique LLC	(#)	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	8/20/2044	12.3	12.3	13.7	—%
William Martinez dba Bad Ass Coffee of Hawaii	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/20/2029	18.7	18.7	17.1	0.01%
Signature Rooms, Inc.	(#)	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	8/19/2029	168.8	168.8	176.7	0.06%
AJN Innovations LLC dba Burgerim	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/15/2030	24.6	24.6	22.9	0.01%
Accent Home Services LLC dba Benjamin Franklin Plumbing	(#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/15/2029	112.5	112.5	108.3	0.04%
American Healthy Vending, Inc	(#)	Nonstore Retailers	Term Loan	Prime plus 2.75%	8/15/2029	106.3	106.3	99.1	0.03%
Accelerate Educational Solutions, LLC dba Tutor My Success	(#)	Educational Services	Term Loan	Prime plus 2.75%	8/14/2029	17.3	17.3	15.5	0.01%
Ranson Excavating, Inc	(#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/13/2029	15.0	15.0	13.4	—%
KM Electrical Services, Inc	(#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/12/2029	77.5	77.5	69.4	0.02%
Love Playing LLC	(#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/9/2030	48.0	48.0	49.1	0.02%
Elixir Enterprises, LLC dba Guilford Renee's	(#)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	8/8/2029	19.5	19.5	17.5	0.01%
A & S Services LLC dba Kona Ice of Troy	(#)	Food Services and Drinking Places	Term Loan	Prime plus 6.5%	8/7/2029	12.5	12.5	12.9	—%
Suite Luxury, Inc	(#)	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	8/7/2029	18.8	18.8	16.8	0.01%
Accord Law, APC	(#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/2/2029	7.5	7.5	6.7	—%
Leader Engineering-Fabrication, Inc.	(#)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	8/2/2029	125.0	125.0	130.9	0.04%
Randall Miller Company, Inc and Boyz Transportation Services, LLC	(#)	Truck Transportation	Term Loan	Prime plus 2.75%	7/31/2029	921.9	921.9	870.5	0.29%
Billy Auto Inc	(#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/31/2044	324.7	324.7	335.3	0.11%
East Coast Flight Services, Inc and Aviation Consulting Enterprise, LLC	(#)	Air Transportation	Term Loan	Prime plus 2.75%	7/31/2029	571.9	571.9	530.1	0.18%
Healthcare Holdings of America, LLC, Senior Market Advisors, Inc	(#)	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/31/2029	441.4	441.4	434.6	0.14%
Living Spring Home Health Inc.	(#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/31/2029	134.6	134.6	127.4	0.04%
Joseph Centonze dba Off Kilter Kilts	(#)	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	7/31/2029	8.2	8.2	7.4	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Performing SBA Unguaranteed Investments (1) (1a) (22)									299,752
Genecco Produce, Inc. & Leo Genecco & Sons, Inc.	(#)	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	7/31/2029	770.1	770.1	748.3	0.25%
Canyon Lake Kids Academy, LLC	(#)	Social Assistance	Term Loan	Prime plus 2.75%	7/31/2044	98.2	98.2	105.1	0.04%
Quick and Quality Services dba Bella Roma Pasta & Pizza & Farshad	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2029	11.3	11.3	10.6	—%
Gray Rock Quarry, LLC and William E Dailey III	(#)	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	7/31/2044	450.3	450.3	440.6	0.15%
La Mount Group LLC	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2029	253.6	253.6	226.5	0.08%
St. Francis Home Health Inc	(#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/31/2029	74.6	74.6	66.6	0.02%
Humd, LLC dba La Rosa Chicken and Grill	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/30/2029	114.6	114.6	106.1	0.04%
Dant A Sandras, D.D.S. LLC	(#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/30/2029	214.4	214.4	195.9	0.07%
Roman Tint Inc.	(#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/30/2029	8.2	8.2	7.6	—%
Jbelis Stop N' Go, LLC dba Planet Smoothie	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/30/2029	19.4	19.4	17.6	0.01%
Platt & Associates, LLC dba Flag Staff Apparel, Platt & Associates, LLC	(#)	Apparel Manufacturing	Term Loan	Prime plus 2.75%	7/30/2044	56.2	56.2	61.5	0.02%
Hodges Family Entertainment LLC dba Space Cadets Indoor Playground	(#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/30/2029	12.2	12.2	11.8	—%
Grad Street LLC	(#)	Nonstore Retailers	Term Loan	Prime plus 6.5%	7/30/2029	12.4	12.4	12.9	—%
Aeromax Industries, Inc, HITM, Inc and TMCB LLC	(#)	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	7/30/2044	787.5	787.5	812.3	0.27%
Micheal Birch and Tracy M. Pierce	(#)	Gasoline Stations	Term Loan	Prime plus 2.75%	7/29/2044	54.7	54.7	59.3	0.02%
Moore Chiropractic Center, P.A.	(#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/26/2029	9.1	9.1	9.3	—%
Sou's LLC	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/26/2029	5.9	5.9	5.6	—%
Power Associates Inc.	(#)	Real Estate	Term Loan	Prime plus 2.75%	7/26/2029	14.9	14.9	13.3	—%
Dan Dahlin Inc.	(#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/26/2044	408.5	408.5	454.8	0.15%
Franklin Care Pharmacy Incorporated	(#)	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	7/25/2029	54.0	54.0	56.3	0.02%
A&W ALF, LLC dba A & W Assisted Living Facility	(#)	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	7/24/2044	99.9	99.9	109.5	0.04%
Lawrence Adeyemo & Co LLC	(#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	7/19/2029	10.0	10.0	10.3	—%
Hardrock Alpha Enterprises, LLC	(#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/19/2029	15.7	15.7	14.3	—%
700 Services Inc.dba 700 Credit Repair	(#)	Credit Intermediation and Related Activities	Term Loan	Prime plus 2.75%	7/19/2029	7.5	7.5	6.7	—%
Bonfire Hot Yoga LLC	(#)	Educational Services	Term Loan	Prime plus 2.75%	7/18/2029	8.2	8.2	7.5	—%
JDM2 Water Station LLC	(#)	Nonstore Retailers	Term Loan	Prime plus 2.75%	7/18/2029	208.1	208.1	199.0	0.07%
Ameritube, LLC	(#)	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	7/18/2029	118.1	118.1	123.7	0.04%
The Bean Coffee Co. LLC	(#)	Food Services and Drinking Places	Term Loan	Prime plus 6.5%	7/17/2029	12.4	12.4	12.9	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Performing SBA Unguaranteed Investments (1) (1a) (22)									299,752
Baton Rouge Cargo Services Inc	(#)	Support Activities for Transportation	Term Loan	Prime plus 2.75%	7/17/2044	292.5	292.5	308.3	0.10%
Garage Floor Coating of MN.com,LLC	(#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/16/2044	996.3	996.3	1,035.8	0.35%
Bouquet Canyon Kennels	(#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	7/16/2044	300.9	300.9	309.4	0.10%
Adam Family Bowl Inc	(#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/16/2044	132.9	132.9	142.3	0.05%
Beacon Metal Fabricators, Inc.	(#)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	7/12/2029	69.6	69.6	67.1	0.02%
VGI Medical LLC	(#)	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	7/12/2044	325.9	325.9	362.9	0.12%
Last Touch, LLC	(#)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	7/11/2044	101.4	101.4	105.8	0.04%
D DeGregoria LLC dba The UPS Store 4235 Massapequa	(#)	Couriers and Messengers	Term Loan	Prime plus 2.75%	7/10/2029	78.8	78.8	71.6	0.02%
Menskha Inc	(#)	Ambulatory Health Care Services	Term Loan	Prime plus 6.5%	7/10/2029	12.4	12.4	12.9	—%
Nash-Delphia LLC	(#)	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	7/2/2029	14.8	14.8	13.2	—%
Balboa Fashion LLC	(#)	Apparel Manufacturing	Term Loan	Prime plus 2.75%	6/28/2029	7.4	7.4	6.6	—%
Baobab Asset Management LLC	(#)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/28/2029	49.5	49.5	44.1	0.01%
Specialty Surgery Center, Inc.	(#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2029	1,241.9	1,241.9	1,169.6	0.39%
Nevada Recycling and Salvage LTD, AMCB LLC	(#)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/28/2044	1,250.0	1,250.0	1,289.7	0.43%
Southern Specialties Transportation LLC	(#)	Truck Transportation	Term Loan	Prime plus 2.75%	6/28/2029	169.4	169.4	168.0	0.06%
K & K Restaurant LLC	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/28/2044	134.7	134.7	146.8	0.05%
Richmond Street Partners, LLC	(#)	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	6/28/2029	94.7	94.7	85.1	0.03%
Crestview Ridge Farms LLC	(#)	Crop Production	Term Loan	Prime plus 2.75%	6/28/2044	538.0	538.0	572.7	0.19%
Sundown Audio, LLC	(#)	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	6/28/2044	906.9	906.9	940.9	0.31%
Advance Transit LLC	(#)	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	6/28/2044	760.3	760.3	816.6	0.27%
Jian Yang and Kanger House LLC	(#)	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	6/27/2029	118.7	118.7	106.2	0.04%
Port Huron Ophthalmology, PLLC dba Black River Optical	(#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2029	14.8	14.8	13.2	—%
Anderson Companies LLC	(#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/28/2044	203.3	203.3	215.8	0.07%
Kim Howard Corp dba NPN Machine Tools	(#)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/28/2029	210.2	210.2	219.8	0.07%
Good News Cafe, LLC	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/28/2044	249.5	249.5	258.7	0.09%
H2O Mobile Group, Inc. dba Fantasea Scuba	(#)	Educational Services	Term Loan	Prime plus 2.75%	6/28/2029	46.7	46.7	42.2	0.01%
Upul's Travel Service & Tours Inc	(#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/28/2029	272.0	272.0	242.6	0.08%
Big Picture Group LLC	(#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/28/2029	148.2	148.2	132.1	0.04%
5161 LLC	(#)	Nonstore Retailers	Term Loan	Prime plus 2.75%	6/28/2029	1,174.4	1,174.4	1,124.2	0.38%
NJ Floats Inc	(#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2044	175.0	175.0	194.4	0.06%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Performing SBA Unguaranteed Investments (1) (1a) (22)									299,752
Upul's Travel Service & Tours Inc	(#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/28/2044	349.3	349.3	350.2	0.12%
Tim's Truck Capital & Auto Sales, Inc	(#)	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/27/2029	210.2	210.2	219.8	0.07%
Ailky Corporation & Wyspen	(#)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/27/2029	48.2	48.2	43.0	0.01%
Boucherie US Inc	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/27/2029	1,164.7	1,164.7	1,038.5	0.35%
Pawfection Pet Services LLC	(#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/27/2029	10.4	10.4	9.3	—%
BB Services, LLC	(#)	Truck Transportation	Term Loan	Prime plus 2.75%	6/27/2029	112.3	112.3	102.9	0.03%
Crescent Event Productions, Inc	(#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/27/2029	346.2	346.2	317.7	0.11%
Shooter's Gun Club, LLC	(#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/27/2029	104.8	104.8	97.0	0.03%
Moon Landscaping, Inc, Moon Group, Inc, Moon Nursery, Inc	(#)	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/27/2029	1,236.5	1,236.5	1,213.3	0.40%
S & T Hardware Inc	(#)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/27/2044	203.6	203.6	226.5	0.08%
Child Care Ventures LLC dba Childcare Adventures ELC	(#)	Social Assistance	Term Loan	Prime plus 2.75%	6/26/2044	147.2	147.2	149.7	0.05%
JFK Transportation Inc	(#)	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	6/26/2029	107.7	107.7	99.2	0.03%
Soft Touch Tissue & Paper LLC	(#)	Paper Manufacturing	Term Loan	Prime plus 2.75%	6/26/2044	233.8	233.8	260.1	0.09%
Tekoa Enterpises, Inc	(#)	Truck Transportation	Term Loan	Prime plus 2.75%	6/26/2029	53.0	53.0	49.6	0.02%
Kaz Ramen, L.L.C.	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/26/2029	22.3	22.3	20.0	0.01%
Selective Automotive & Accessories Group, Inc	(#)	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/26/2029	247.0	247.0	233.0	0.08%
Perfect Water LLC	(#)	Nonstore Retailers	Term Loan	Prime plus 2.75%	6/26/2029	71.7	71.7	68.3	0.02%
RWBB Enterprises, LLC	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/26/2044	75.9	75.9	81.7	0.03%
Lynx Inspection Technologies LLC	(#)	Support Activities for Mining	Term Loan	Prime plus 2.75%	6/26/2044	576.0	576.0	640.8	0.21%
All-City Towing LLC, Jeffrey James Piller	(#)	Support Activities for Transportation	Term Loan	Prime plus 2.75%	6/26/2029	400.4	400.4	387.2	0.13%
Soft Touch Tissue & Paper LLC	(#)	Paper Manufacturing	Term Loan	Prime plus 2.75%	12/26/2029	61.2	61.2	64.1	0.02%
Vanchoc Transport Inc	(#)	Rental and Leasing Services	Term Loan	Prime plus 2.75%	6/25/2029	43.1	43.1	40.9	0.01%
Paradise Towing & Recovery Inc	(#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/25/2029	105.3	105.3	102.6	0.03%
Spartan Technology Solutions, Inc	(#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/25/2044	487.5	487.5	504.2	0.17%
Professional Tire Limited Liability Company	(#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/25/2044	139.2	139.2	146.0	0.05%
Paradise Towing & Recovery Inc	(#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/25/2044	73.4	73.4	81.6	0.03%
567 Logistics, LLC	(#)	Support Activities for Transportation	Term Loan	Prime plus 2.75%	6/25/2029	49.5	49.5	45.7	0.02%
Worldwide Capital Management Inc.	(#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/25/2029	143.4	143.4	127.9	0.04%
Krsto, LLC dba Italian Butter Breadsticks	(#)	Food Manufacturing	Term Loan	Prime plus 2.75%	6/24/2044	190.4	190.4	203.4	0.07%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Performing SBA Unguaranteed Investments (1) (1a) (22)									299,752
Sweets By Karla LLC	(#)	Food Manufacturing	Term Loan	Prime plus 2.75%	6/24/2029	12.7	12.7	11.3	—%
Scissor Kids Inc	(#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/24/2029	16.0	16.0	14.5	—%
Penninsula Self Defense LLC	(#)	Educational Services	Term Loan	Prime plus 2.75%	6/21/2029	5.2	5.2	4.8	—%
Elite Excavating Services LLC	(#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/21/2029	19.1	19.1	18.2	0.01%
Port Diesel L.L.C.	(#)	Repair and Maintenance	Term Loan	Prime plus 6.5%	6/21/2029	12.5	12.5	12.8	—%
Small Batch Creations Inc. dba The Office Bar & Grill	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/21/2029	59.2	59.2	52.8	0.02%
Gribben & Associates, Inc	(#)	Truck Transportation	Term Loan	Prime plus 2.75%	6/21/2029	713.7	713.7	636.4	0.21%
LuLuBelle's Mountain Banana Bread LLC	(#)	Food Manufacturing	Term Loan	Prime plus 2.75%	12/21/2044	72.4	72.4	80.6	0.03%
William Rose Inc	(#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/21/2044	87.3	87.3	84.1	0.03%
Campuscuts LLC	(#)	Personal and Laundry Services	Term Loan	Prime plus 6.5%	6/21/2029	7.4	7.4	7.7	—%
AA Horseplay, LLC	(#)	Animal Production and Aquaculture	Term Loan	Prime plus 6.5%	6/20/2029	12.4	12.4	12.8	—%
Central Texas Hygiene, LLC	(#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/20/2029	87.0	87.0	77.6	0.03%
Beck's Pub & Grill LLC	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/19/2044	69.9	69.9	75.3	0.03%
International Institute for Learning Inc.	(#)	Educational Services	Term Loan	Prime plus 2.75%	6/19/2029	296.8	296.8	264.6	0.09%
Providence Management Environmental, LLC, Tindol Energy Group, LLC	(#)	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/19/2029	264.9	264.9	268.1	0.09%
Zion Motors Inc	(#)	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/19/2044	60.6	60.6	63.4	0.02%
Bader Furniture Company Inc.	(#)	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	6/19/2029	7.4	7.4	7.8	—%
Bonadi Inc. dba Polished Salon	(#)	Personal and Laundry Services	Term Loan	Prime plus 6.5%	6/17/2029	12.4	12.4	12.8	—%
American Demolition, Inc	(#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/17/2029	185.5	185.5	193.9	0.06%
JLM Consulting LP	(#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/17/2029	19.6	19.6	17.5	0.01%
3 Rusty Nails, LLC dba The Gathering Place at 3 Rusty Nails	(#)	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	6/14/2044	87.3	87.3	94.5	0.03%
Comarco Quality Pork Products Inc, Comarco Pork Products of FL LLC	(#)	Food Manufacturing	Term Loan	Prime plus 2.75%	6/14/2029	306.9	306.9	290.6	0.10%
A & S Services LLC dba Kona Ice of Troy	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/14/2044	44.9	44.9	48.2	0.02%
Kego 2 LLC dba Jon Smith Subs 80025	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/14/2029	104.8	104.8	96.1	0.03%
Law Office of Paula Padilla	(#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	6/13/2029	5.0	5.0	5.1	—%
Picon Motors LLC dba The New Young's Motors	(#)	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/12/2029	222.6	222.6	223.9	0.07%
GT Performance Plus Inc	(#)	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/11/2044	99.0	99.0	106.6	0.04%
Ivesters Transportation, Inc	(#)	Truck Transportation	Term Loan	Prime plus 2.75%	6/11/2029	247.8	247.8	227.3	0.08%
GT Performance Plus Inc	(#)	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/11/2029	75.7	75.7	68.3	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Performing SBA Unguaranteed Investments (1) (1a) (22)									299,752
Independent Transport, LLC dba Independent Water	(#)	Nonstore Retailers	Term Loan	Prime plus 2.75%	6/10/2029	202.0	202.0	193.2	0.06%
Archer Cleaners Inc	(#)	Personal and Laundry Services	Term Loan	Prime plus 6.5%	6/10/2029	12.4	12.4	12.8	—%
Smith and Son Plumbing, LLC	(#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/10/2029	81.6	81.6	75.5	0.03%
Neely Motorsports, Inc dba Earl's Store #1;Earl's Performance Plumbing	(#)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/7/2044	241.5	241.5	257.1	0.09%
J&A Elliott Company	(#)	Nonstore Retailers	Term Loan	Prime plus 2.75%	6/7/2029	10.4	10.4	10.7	—%
Johnny's Boy LLC	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/7/2044	101.0	101.0	106.9	0.04%
Throop Family Holding Inc dba Klamath Basin Metals and Supply	(#)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/7/2029	39.6	39.6	37.1	0.01%
Central Medical Clinic, PLLC- Clinica Central	(#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/7/2029	307.5	307.5	281.2	0.09%
Allison K. Chipak dba Still Photography	(#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	6/6/2029	12.4	12.4	12.8	—%
Skin Beauty Bar Inc	(#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/6/2029	5.2	5.2	4.6	—%
Preferred Manufacturing Services Inc	(#)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/5/2029	469.9	469.9	491.3	0.16%
Pura Water Vending LLC	(#)	Nonstore Retailers	Term Loan	Prime plus 2.75%	6/5/2029	67.4	67.4	64.4	0.02%
Jamestown Quick Stop LLC	(#)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/5/2044	69.6	69.6	72.7	0.02%
Oasis Senior Advisors Franchise Systems, LLC	(#)	Lessors of Nonfinancial Intangible Assets (except Copyrighted Works)	Term Loan	Prime plus 2.75%	6/4/2029	309.1	309.1	313.3	0.10%
Italian Heritage Tile and Stone Inc	(#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/4/2029	86.6	86.6	77.9	0.03%
Evoke Growth Advisory LLC	(#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/3/2029	7.4	7.4	6.6	—%
Morey Publishing LLC	(#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/31/2029	61.5	61.5	55.2	0.02%
V & M Transportation LLC	(#)	Truck Transportation	Term Loan	Prime plus 2.75%	5/31/2029	13.0	13.0	11.6	—%
G.S.A.T. Restoration Inc. dba Paul Davis Restoration & Remodeling	(#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/31/2029	115.6	115.6	105.4	0.04%
Dynamic Dental Corporation	(#)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/31/2029	61.5	61.5	55.3	0.02%
Martin Inventory Management, LLC	(#)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/31/2029	49.2	49.2	50.3	0.02%
Inside & Out Maintenance LLC	(#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/30/2029	98.4	98.4	88.2	0.03%
Aspen Welding LLC	(#)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	5/30/2044	408.3	408.3	434.3	0.14%
SSD Designs, LLC	(#)	Chemical Manufacturing	Term Loan	Prime plus 2.75%	5/30/2044	423.7	423.7	465.7	0.16%
AGR, Inc	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2044	783.9	783.9	857.7	0.29%
Brooklyn Breakfast Shop LLC	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2029	4.9	4.9	4.6	—%
Canela Media Inc	(#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/29/2029	116.8	116.8	107.8	0.04%
PD Financial LLC	(#)	Credit Intermediation and Related Activities	Term Loan	Prime plus 2.75%	5/28/2044	48.9	48.9	52.0	0.02%
SV Enterprise LLC dba Haagen-Dazs	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/24/2029	103.6	103.6	92.5	0.03%
Top Notch Roofing, Inc	(#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/23/2029	121.0	121.0	110.8	0.04%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Performing SBA Unguaranteed Investments (1) (1a) (22)									299,752
2820 US HWY 98 N LLC dba Total Package Car Wash	(#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/23/2029	33.0	33.0	34.6	0.01%
MCM Design LLC	(#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	5/23/2029	9.9	9.9	10.2	—%
Clowers Trucking By Faith LLC	(#)	Truck Transportation	Term Loan	Prime plus 6.5%	5/23/2029	12.3	12.3	12.7	—%
McGuckin & Pyle Inc	(#)	Machinery Manufacturing	Term Loan	Prime plus 2.75%	5/23/2044	307.3	307.3	327.1	0.11%
ES&A, INC., A LAW CORPORATION	(#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/22/2029	110.7	110.7	99.5	0.03%
Veterans Home Remodeling LLC	(#)	Construction of Buildings	Term Loan	Prime plus 2.75%	5/22/2029	12.8	12.8	13.3	—%
Gratitude Training, LLC	(#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/22/2029	73.8	73.8	65.9	0.02%
Bloomquist Communications Inc. dba FastSigns 42501	(#)	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	5/22/2029	14.8	14.8	13.3	—%
Anchor Up Fitness and Nutrition, LLC	(#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/21/2029	19.9	19.9	18.9	0.01%
BD Branson Victorian LLC dba Branson Surrey Inn	(#)	Accommodation	Term Loan	Prime plus 2.75%	5/17/2029	251.9	251.9	263.4	0.09%
Covalent Holding LLC	(#)	Nonstore Retailers	Term Loan	Prime plus 2.75%	5/17/2029	239.0	239.0	229.9	0.08%
FibAire Communications, LLC Dba AireBeam	(#)	Telecommunications	Term Loan	Prime plus 2.75%	5/17/2029	54.7	54.7	52.7	0.02%
Kappa Investments LLC dba Buddy's Home Furnishings	(#)	Rental and Leasing Services	Term Loan	Prime plus 2.75%	5/17/2029	426.7	426.7	381.9	0.13%
AMP Trucking Inc	(#)	Truck Transportation	Term Loan	Prime plus 2.75%	5/16/2029	256.6	256.6	228.8	0.08%
CJNR LLC dba Chenney Bear Cafe, Elma Lodge & Suites, Parkhurst Motel	(#)	Accommodation	Term Loan	Prime plus 2.75%	5/16/2029	18.4	18.4	19.3	0.01%
Cut To The Chase 502 LLC	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/16/2029	3.3	3.3	3.1	—%
Aim High Leadership Center Four Inc.	(#)	Educational Services	Term Loan	Prime plus 2.75%	5/16/2029	87.3	87.3	79.4	0.03%
Zeb, LLC dba Papa John's	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/16/2029	49.2	49.2	44.4	0.01%
Two Pie Lovers LLC dba Pizza Outpost	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/10/2044	43.6	43.6	46.9	0.02%
The Lobster Pot Inc	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/10/2044	367.6	367.6	397.3	0.13%
Crystal D. Walls dba Crystal's Cleaning Service	(#)	Administrative and Support Services	Term Loan	Prime plus 6.5%	5/9/2029	9.9	9.9	10.2	—%
Aloha To Go LLC	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/9/2029	15.0	15.0	13.4	—%
Blue Country Firearms LLC	(#)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/8/2044	20.9	20.9	21.4	0.01%
Folklore Music Exchange LLC	(#)	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	5/6/2029	5.0	5.0	4.5	—%
NYM Solutions Inc.dba NYM Solutions, Inc	(#)	Insurance Carriers and Related Activities	Term Loan	Prime plus 6.5%	5/6/2029	12.3	12.3	12.7	—%
Global Enterprises LLC dba Verdi Pizza	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/3/2029	20.5	20.5	18.3	0.01%
EPIFAB,LLC	(#)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	5/3/2029	21.0	21.0	19.6	0.01%
Art Amore Studios, LLC	(#)	Educational Services	Term Loan	Prime plus 2.75%	5/3/2029	5.5	5.5	4.9	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Performing SBA Unguaranteed Investments (1) (1a) (22)									299,752
Mark Garvin dba Tipsy Canyon Winery	(#)	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	5/3/2044	105.9	105.9	117.8	0.04%
Life View Prenatal Imagery, LLC	(#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/3/2029	6.0	6.0	5.5	—%
Modern Trousseau, LLC	(#)	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	5/1/2029	307.4	307.4	304.5	0.10%
Disability Resolution P.A.	(#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	4/30/2029	5.8	5.8	6.0	—%
DeVega Juice Co, - East Cobb, LLC dba Clean Juice Johnson Ferry	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2029	62.5	62.5	62.4	0.02%
Midlothian Hardware, Inc dba Grills True Value	(#)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	4/29/2029	39.1	39.1	40.9	0.01%
Sona USA, Inc	(#)	Telecommunications	Term Loan	Prime plus 2.75%	4/26/2029	161.4	161.4	151.5	0.05%
Pellegrin Marine Transportation, LLC	(#)	Support Activities for Transportation	Term Loan	Prime plus 2.75%	4/26/2029	122.3	122.3	114.4	0.04%
Benevolent International Inc	(#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	4/26/2029	77.0	77.0	68.7	0.02%
ASM Partners LLC	(#)	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/26/2029	238.9	238.9	228.4	0.08%
Jones Roger Sherman Inn, Inc.	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/25/2029	143.1	143.1	149.6	0.05%
Alan Russell Moldof CPA dba Al Russell Moldof CPA	(#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	4/25/2029	4.9	4.9	5.1	—%
La Dolce Vita LLC.	(#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/25/2044	469.3	469.3	510.5	0.17%
La Dolce Vita, LLC, La Dolce Vita Watersports LLC, LDV Golf Cart	(#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/25/2029	489.1	489.1	456.6	0.15%
Kenzington LLC	(#)	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	4/24/2029	10.6	10.6	9.4	—%
Quality Living Medical Alert, LLC	(#)	Social Assistance	Term Loan	Prime plus 2.75%	4/24/2029	53.8	53.8	51.3	0.02%
ER & DC McPherson Holdings, LLC	(#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/19/2029	47.3	47.3	42.6	0.01%
All My Best Inc.	(#)	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	4/19/2029	61.1	61.1	56.3	0.02%
Expert Building Services LLC	(#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	4/17/2029	20.0	20.0	17.8	0.01%
Rello, Inc. dba ID Salon	(#)	Personal and Laundry Services	Term Loan	Prime plus 6.5%	4/17/2029	5.9	5.9	6.1	—%
Bottles on Broadway, LLC	(#)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/17/2029	125.9	125.9	114.1	0.04%
2Choice2Friends dba 2 N 1 Salad Bar and Grill	(#)	Food Services and Drinking Places	Term Loan	Prime plus 6.5%	4/17/2029	12.3	12.3	12.7	—%
Modern Demo & Services LLC	(#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/17/2029	122.3	122.3	110.3	0.04%
Pranamji Inc dba Ohara's Beverage Spot	(#)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/16/2044	47.1	47.1	48.9	0.02%
Cormac Enterprises, Inc	(#)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	4/16/2029	22.0	22.0	19.9	0.01%
Bill Berger LLC	(#)	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	4/12/2029	8.8	8.8	7.9	—%
Southern Gulf Construction, Inc.	(#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/12/2029	108.8	108.8	106.5	0.04%
Gilpin Enterprises, LLC dba Jon Smith Subs	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/12/2029	77.3	77.3	70.6	0.02%
J.T. ONeill Company, LLC	(#)	Real Estate	Term Loan	Prime plus 2.75%	4/12/2029	9.5	9.5	8.5	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Performing SBA Unguaranteed Investments (1) (1a) (22)									299,752
CK Heating and Cooling LLC	(#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/12/2029	20.0	20.0	17.9	0.01%
Samco Food Corp dba C-Town Supermarket	(#)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/12/2029	97.8	97.8	87.2	0.03%
P. Moss Enterprises, LLC dba Garage Experts-Mid Atlantic	(#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/12/2029	43.0	43.0	39.5	0.01%
VC Media Partners LLC	(#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/12/2029	122.3	122.3	109.3	0.04%
Engineered Edibles, LLC	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/12/2029	8.8	8.8	7.9	—%
Maxiflex LLC	(#)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	4/11/2029	61.1	61.1	63.9	0.02%
VRGE Strategies LLC	(#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/10/2029	159.0	159.0	141.7	0.05%
Georgetown Milling Co, LLC	(#)	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	4/9/2029	12.5	12.5	11.5	—%
FRAJOVI Urban Air, LLC dba Urban Air Trampoline& Adventure Park	(#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	1/8/2030	575.0	575.0	586.9	0.20%
Marnon Enterprise LLC	(#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	4/5/2029	4.7	4.7	4.2	—%
Bose and Avinder, Inc.and Carmel and Preet Inc	(#)	Gasoline Stations	Term Loan	Prime plus 2.75%	4/5/2029	56.2	56.2	58.8	0.02%
Ren Investment Group Inc dba True Positon Manufacturing	(#)	Machinery Manufacturing	Term Loan	Prime plus 2.75%	3/29/2029	845.3	845.3	758.4	0.25%
La Favorita Radio Network	(#)	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	3/29/2029	365.5	365.5	333.3	0.11%
Pirate Cove Marina Inc, DRK Irrevocable Trust, BEK Irrevocable Trust	(#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/29/2044	991.3	991.3	1,089.8	0.36%
J Brothers Enterprises, LLC	(#)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/29/2044	641.7	641.7	652.4	0.22%
EJ & James Transport LLC	(#)	Truck Transportation	Term Loan	Prime plus 2.75%	3/29/2029	9.2	9.2	8.7	—%
Reliable Power Group Inc. dba Batteries + bulbs Pensacola	(#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/29/2029	97.2	97.2	86.1	0.03%
Key HR Associates, Inc dba Parents Choice for Kids	(#)	Social Assistance	Term Loan	Prime plus 2.75%	3/29/2044	451.4	451.4	464.1	0.15%
Bright Freight Solution, LLC	(#)	Truck Transportation	Term Loan	Prime plus 2.75%	3/29/2029	1,188.0	1,188.0	1,097.7	0.37%
Hamsons Inc.	(#)	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/29/2029	182.4	182.4	161.1	0.05%
Pizzaplex L3C	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/29/2029	43.5	43.5	39.2	0.01%
Royalty Freight Inc.	(#)	Truck Transportation	Term Loan	Prime plus 2.75%	3/29/2029	418.3	418.3	393.2	0.13%
Bhatti LLC dba Auntie Ann's & Bhatti LLC 1	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/29/2029	160.8	160.8	142.0	0.05%
Knoxville Room Service	(#)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/29/2029	6.6	6.6	6.0	—%
Peak Performance Associates LLC dba Nova Hypnosis and Wellness	(#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/29/2029	58.4	58.4	51.6	0.02%
Complete Care IT LLC	(#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/29/2029	51.1	51.1	45.2	0.02%
Outtasight Careers, LLC dba Gecko Hospitality	(#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/29/2029	50.6	50.6	44.7	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Performing SBA Unguaranteed Investments (1) (1a) (22)									299,752
Turtle Shirts, LLC	(#)	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/29/2029	52.3	52.3	47.0	0.02%
StillBasi Holdings, Inc. dba Buxton Auto Transport	(#)	Truck Transportation	Term Loan	Prime plus 2.75%	3/29/2029	291.8	291.8	269.0	0.09%
Iredell Oral & Facial Surgery, P.C. dba Johnson Oral Surgery	(#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/29/2044	820.8	820.8	837.5	0.28%
Stillwater Ventures, LLC	(#)	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/29/2029	404.7	404.7	385.8	0.13%
Raven's Place LLC	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/29/2044	684.0	684.0	710.7	0.24%
Felipe Antonio Del Valle M.D. P.A.	(#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/29/2029	14.6	14.6	12.9	—%
NuBe Business Group LLC	(#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/29/2044	40.8	40.8	45.2	0.02%
Bayco Enterprises, Inc	(#)	Gasoline Stations	Term Loan	Prime plus 2.75%	3/29/2044	197.7	197.7	218.9	0.07%
Cleland Pharmacy LLC	(#)	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	3/28/2029	21.9	21.9	22.8	0.01%
J.C. Pallet Company, Inc.	(#)	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	3/28/2029	437.7	437.7	422.2	0.14%
Skaggs RV Outlet ,LLC	(#)	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/28/2029	243.2	243.2	253.0	0.08%
RG Productions LLC	(#)	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/28/2029	151.6	151.6	142.0	0.05%
Four Seasons Laser Center Inc.	(#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/28/2029	14.6	14.6	14.2	—%
GS Bath Inc	(#)	Truck Transportation	Term Loan	Prime plus 2.75%	3/28/2029	304.0	304.0	284.2	0.09%
Custom Vinyl Products LLC	(#)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/28/2044	1,007.3	1,007.3	1,056.4	0.35%
Planet X Tobacco & Gift, LLC	(#)	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/28/2044	284.3	284.3	305.5	0.10%
Children First Home Health Care, Inc. dba Health Calls	(#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/28/2029	133.8	133.8	118.1	0.04%
Cocomo Joe's LLC	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/28/2029	3.4	3.4	3.2	—%
PA Sobol Partners LLC dba Sobal	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/28/2029	49.7	49.7	45.3	0.02%
Cinco Fit LLC dba Cinco Fit	(#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/27/2029	160.5	160.5	141.8	0.05%
Ocean Trans LLC and Dehal Trucking LLC	(#)	Truck Transportation	Term Loan	Prime plus 2.75%	3/27/2029	71.5	71.5	74.4	0.02%
DC AG, LLC dba Big B Sales	(#)	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/27/2044	584.8	584.8	603.6	0.20%
Danielle Vance LPC, LLC dba Danielle Vance MA, LPC	(#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/27/2029	5.5	5.5	4.9	—%
Heritage Hills Athletics 1, LLC and Heritage Hills Athletics 1, LLC	(#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/26/2044	1,243.6	1,243.6	1,302.1	0.43%
District 5 Boutique LLC	(#)	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/26/2029	121.6	121.6	107.4	0.04%
J & C May Properties, LLC	(#)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/22/2044	1,127.9	1,127.9	1,113.6	0.37%
Skyways, LTD	(#)	Support Activities for Transportation	Term Loan	Prime plus 2.75%	3/22/2029	802.7	802.7	714.4	0.24%
Gary Krause dba Gary Krause Landscaping & Design	(#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/22/2029	5.8	5.8	5.5	—%
Virginia Industrial Plastics, Inc.	(#)	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	3/22/2044	295.0	295.0	326.6	0.11%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Performing SBA Unguaranteed Investments (1) (1a) (22)									299,752
Virginia Industrial Plastics, Inc.	(#)	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	3/22/2029	263.4	263.4	274.0	0.09%
The Karate Dojo LLC	(#)	Educational Services	Term Loan	Prime plus 2.75%	3/21/2029	4.4	4.4	3.9	—%
Pitman Holding LLC	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/21/2029	7.3	7.3	6.7	—%
American Trails Transport, LLC	(#)	Truck Transportation	Term Loan	Prime plus 2.75%	3/21/2029	53.5	53.5	49.7	0.02%
Dependable Lawn Care, Inc.	(#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/21/2029	509.8	509.8	472.9	0.16%
Dependable Lawn Care, Inc.	(#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/21/2044	189.9	189.9	207.1	0.07%
Mega Trucking LLC and Olyimpian Industries LLC	(#)	Truck Transportation	Term Loan	Prime plus 2.75%	3/20/2029	389.9	389.9	370.0	0.12%
Michigan Neurosurgical Institute P.C.	(#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/20/2029	176.3	176.3	156.3	0.05%
Michigan Neurosurgical Institute, P.C., Optical Spine, LLC	(#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/20/2044	353.2	353.2	362.7	0.12%
Sound Manufacturing Inc	(#)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/20/2029	48.6	48.6	43.0	0.01%
Frontline Selling LLC	(#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/19/2029	304.0	304.0	315.2	0.11%
Marvellous Print & Ship LLC	(#)	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/19/2029	3.3	3.3	2.9	—%
Game Station, Inc.	(#)	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/19/2029	255.3	255.3	237.1	0.08%
Panetcarne Inc.dba Jersey Mike's Subs Greenfield	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2029	90.3	90.3	81.3	0.03%
Stepping Stones Children's Academy LLC	(#)	Social Assistance	Term Loan	Prime plus 2.75%	3/15/2044	373.1	373.1	394.1	0.13%
Vanchoc Transport Inc	(#)	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/15/2029	85.1	85.1	75.2	0.03%
B & W Towing LLC	(#)	Support Activities for Transportation	Term Loan	Prime plus 2.75%	3/15/2029	55.9	55.9	57.6	0.02%
Screening Services Group, LLC	(#)	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	3/14/2029	273.8	273.8	247.8	0.08%
Space Express, LLC	(#)	Truck Transportation	Term Loan	Prime plus 2.75%	3/12/2029	145.9	145.9	131.7	0.04%
Mill Creek Early Childhood Program LLC	(#)	Social Assistance	Term Loan	Prime plus 2.75%	8/11/2029	62.1	62.1	55.0	0.02%
Precise Air Systems, Inc	(#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/8/2029	257.3	257.3	229.9	0.08%
Alpine Remediation, Inc, T & M Holdings, LLC	(#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/8/2029	85.2	85.2	80.2	0.03%
Kalloren Provel LLC	(#)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/8/2044	285.5	285.5	301.3	0.10%
D & S Village Hardware LLC dba Cedar Mountain Country Store	(#)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/8/2044	200.7	200.7	215.6	0.07%
Wildflour Bakery & Cafe LLC	(#)	Food Manufacturing	Term Loan	Prime plus 2.75%	3/8/2029	85.1	85.1	75.2	0.03%
SG Welch Inc dba Sparks Auto Service	(#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/8/2029	60.8	60.8	54.7	0.02%
El Basha Inc dba RPM West San Fernando Valley	(#)	Real Estate	Term Loan	Prime plus 2.75%	3/8/2029	58.4	58.4	51.6	0.02%
Seeds of Knowledge Creative Learning Center LLC	(#)	Social Assistance	Term Loan	Prime plus 2.75%	3/7/2044	22.4	22.4	24.0	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Performing SBA Unguaranteed Investments (1) (1a) (22)									299,752
Doble Rentals, L.L.C , Doble Rentals 2, LLC, Doble Rentals 3, LLC	(#)	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/4/2029	153.2	153.2	135.3	0.05%
Midwest Expediated Carrier Corporation	(#)	Support Activities for Transportation	Term Loan	Prime plus 2.75%	3/1/2029	14.6	14.6	12.9	—%
Monkey Bones LLC	(#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2044	19.4	19.4	21.5	0.01%
Wooter Apparel, Inc	(#)	Nonstore Retailers	Term Loan	Prime plus 2.75%	2/28/2029	48.4	48.4	43.4	0.01%
NY Scoops LLC dba Cool Suppliers and Breakneck Road LLC	(#)	Food Manufacturing	Term Loan	Prime plus 2.75%	2/28/2029	48.4	48.4	46.9	0.02%
KSW Agency Inc.	(#)	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	2/28/2029	14.5	14.5	15.1	0.01%
Woodard Electric Services, Inc.	(#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/28/2029	20.9	20.9	18.7	0.01%
Shah Medical Center SC & Heeena Shyamani	(#)	Hospitals	Term Loan	Prime plus 2.75%	2/28/2044	252.2	252.2	249.5	0.08%
Legacy Roof Contractors LLC	(#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/28/2044	298.5	298.5	306.4	0.10%
Matrix Z LLC	(#)	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 6.5%	2/27/2029	12.2	12.2	12.3	—%
Merdad Dentistry PLLC dba Easy Dental Care	(#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/26/2029	15.2	15.2	13.5	—%
Harbor Management Company Inc dba Jamba Juice	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/22/2029	145.1	145.1	129.5	0.04%
EasyBooks, Inc.	(#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/22/2029	5.8	5.8	5.1	—%
Mia Restoration Inc dba PuroClean and Puroclean of Morristown NJ	(#)	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	2/21/2029	39.9	39.9	36.2	0.01%
Gomez Advanced Wellness Center, Inc.	(#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/21/2044	149.1	149.1	156.6	0.05%
Citiline Cafe At Jacobs Plaza, LLC dba Citiline Cafe	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/20/2029	48.4	48.4	42.7	0.01%
Bowl 360 Inc.	(#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/19/2029	157.3	157.3	148.2	0.05%
Bowl 360 Inc.	(#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/19/2029	134.9	134.9	119.6	0.04%
Rob Barletta's Hockey School, Inc	(#)	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	2/19/2029	105.2	105.2	109.5	0.04%
Outler Transportation Services,LLC	(#)	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	2/19/2029	43.5	43.5	39.1	0.01%
M & M Burgers Inc dba Checkers	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2029	111.3	111.3	100.1	0.03%
SB Investments, LLC	(#)	Nonstore Retailers	Term Loan	Prime plus 2.75%	2/15/2029	60.8	60.8	58.1	0.02%
Integris Roofing, Inc	(#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/15/2029	21.8	21.8	19.2	0.01%
Par-Man, Inc. dba Rockstar Tattoo	(#)	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	2/14/2029	60.6	60.6	54.0	0.02%
KHSE Parks, Inc.	(#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	2/14/2029	79.8	79.8	70.5	0.02%
Tony Herring & Associates, Inc	(#)	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	2/14/2029	14.5	14.5	15.1	0.01%
Gateway Veterinary Services, P.C. dba Liberty Animal Clinic	(#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/14/2044	137.4	137.4	152.1	0.05%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Performing SBA Unguaranteed Investments (1) (1a) (22)									299,752
Shepherd Fitness, LLC dba Workout Anytime Ooltewah	(#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/8/2029	163.0	163.0	151.2	0.05%
EJGR Corp dba Brite Energy Solutions	(#)	Utilities	Term Loan	Prime plus 2.75%	2/8/2029	60.4	60.4	53.5	0.02%
Pamletics LLC dba F45	(#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/8/2029	3.6	3.6	3.5	—%
Precedence Enterprises LLC dba Spartan Junk Removal	(#)	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	2/8/2029	16.0	16.0	14.8	—%
Creative Counseling Nashville PLLC	(#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/7/2029	2.2	2.2	1.9	—%
Better Dayz PT, Inc. dba Physical Therapy Now	(#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/7/2029	21.7	21.7	19.3	0.01%
D & G Elite Construction, Inc.	(#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/6/2029	126.2	126.2	131.3	0.04%
RIHAHN INC dba RDBL, INC.	(#)	Forestry and Logging	Term Loan	Prime plus 2.75%	2/5/2029	6.6	6.6	6.8	—%
Hernando Beach Motel Inc.,The Purple Cow House of Pancake Inc	(#)	Accommodation	Term Loan	Prime plus 2.75%	2/1/2029	14.5	14.5	15.1	0.01%
Jesus and Son's Landscape Contractors, LLC	(#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	2/1/2029	55.6	55.6	50.4	0.02%
Employer Resource Services LLC dba Data Pool	(#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/31/2029	36.3	36.3	32.1	0.01%
MYC Motors Inc	(#)	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	1/30/2044	74.5	74.5	82.5	0.03%
FNF LLC dba WineStyles	(#)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	1/22/2029	238.1	238.1	210.4	0.07%
IGWT Coffee, LLC dba PJ's Coffee of New Orleans	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/18/2029	79.4	79.4	70.1	0.02%
MMC Investors, LLC dba Clean Juice	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/18/2029	85.2	85.2	76.6	0.03%
Hilco Athletics & Graphics Inc	(#)	Apparel Manufacturing	Term Loan	Prime plus 2.75%	1/16/2044	68.5	68.5	75.8	0.03%
CMLCLEARWATERBEACH.LLC dba Cousins Maine Lobster	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/11/2029	86.2	86.2	77.0	0.03%
Fluid Connections LLC dba BurgerIM	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/11/2029	60.2	60.2	56.2	0.02%
HSR Tacos LLC dba California Tortilla	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/11/2029	52.4	52.4	46.3	0.02%
Rashed and Shabila LLC	(#)	Gasoline Stations	Term Loan	Prime plus 2.75%	1/4/2029	21.6	21.6	20.3	0.01%
The Chop House Inc.	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/31/2043	553.9	553.9	573.4	0.19%
Romain Tower Inc. David Romaine, Sugar Land Crane and Rigging, LLC	(#)	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	12/31/2028	227.6	227.6	200.8	0.07%
HDD Solutions, LLC	(#)	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	12/31/2028	552.8	552.8	522.7	0.17%
Superior Concepts Acquisition Corp	(#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/28/2028	114.7	114.7	105.8	0.04%
Superior Concepts Acquisition Corp	(#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/28/2043	506.1	506.1	511.4	0.17%
Galt Insurance Group of Bonita Springs, LLC & Bonita Safety Institute	(#)	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	12/28/2043	18.6	18.6	20.6	0.01%
Nix and Nix Funeral Home North Inc,	(#,^)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/28/2043	568.9	568.9	613.9	0.20%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Performing SBA Unguaranteed Investments (1) (1a) (22)									299,752
Capitol Fitness Inc. dba Anytime Fitness Shelby	(#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/28/2028	17.4	17.4	16.0	0.01%
American Rewinding of NC Inc	(#)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/28/2028	408.3	408.3	377.8	0.13%
Omega Funeral and Cremation Services,LLC	(#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/28/2043	340.5	340.5	354.0	0.12%
East Breeze LLC dba Historic Springdale Pub and Eatery	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/27/2043	127.4	127.4	135.8	0.05%
Medworxs Inc.	(#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/27/2028	10.0	10.0	8.9	—%
Children First Home Health Care Inc	(#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/27/2028	287.1	287.1	273.5	0.09%
Green Valley Landscape Management Inc. dba Apopka Mower and Equipment	(#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/27/2043	461.5	461.5	474.8	0.16%
Insight Vision Care, PC, CRMOD Lubbock, PC, Vielm Vision Eyecare Inc	(#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/27/2043	1,132.3	1,132.3	1,168.1	0.39%
Fave Realty Inc.	(#)	Real Estate	Term Loan	Prime plus 2.75%	12/27/2043	122.8	122.8	135.8	0.05%
Reservations Unlimited LLC	(#)	Real Estate	Term Loan	Prime plus 2.75%	12/26/2043	141.3	141.3	150.9	0.05%
RM Hawkins LLC	(#)	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/24/2028	286.9	286.9	267.8	0.09%
Timios Enterprises Corp dba Palm Court	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/24/2043	702.7	702.7	740.1	0.25%
BD Branson Victorian LLC dba Branson Victorian Inn	(#)	Accommodation	Term Loan	Prime plus 2.75%	12/24/2043	493.6	493.6	529.4	0.18%
Royalty Freight Inc	(#)	Truck Transportation	Term Loan	Prime plus 2.75%	12/21/2028	93.3	93.3	82.3	0.03%
The Law Office of Jared E. Shapiro, P.A	(#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/21/2028	10.8	10.8	9.5	—%
Kyle M Walker DDS, PC	(#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2028	107.8	107.8	95.0	0.03%
Fifth Wheel Truck Stop 001, Inc.	(#)	Gasoline Stations	Term Loan	Prime plus 2.75%	12/21/2028	101.2	101.2	89.3	0.03%
Diamond Estates LLC	(#)	Construction of Buildings	Term Loan	Prime plus 2.75%	12/21/2028	71.8	71.8	63.4	0.02%
Burgess and Dudley, Incorporated	(#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/21/2028	227.8	227.8	209.4	0.07%
Sesolinc GRP, Inc.	(#)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/21/2028	358.8	358.8	338.8	0.11%
ETS Tree Service Inc and Eastern Tree Service, Inc	(#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/21/2028	220.1	220.1	206.1	0.07%
D.A.F.S Transport, LLC	(#,^)	Truck Transportation	Term Loan	Prime plus 2.75%	12/21/2028	631.6	631.6	625.8	0.21%
Cammarata Associates LLC	(#)	Credit Intermediation and Related Activities	Term Loan	Prime plus 2.75%	12/21/2028	71.7	71.7	63.3	0.02%
Precision Bytes LLC dba Tower Connect	(#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/21/2028	124.2	124.2	109.5	0.04%
Accel Compression Inc.,Accel Workover Services Inc dba Mica Tool	(#)	Rental and Leasing Services	Term Loan	Prime plus 2.75%	6/21/2044	169.6	169.6	187.9	0.06%
Baseline Health, LLC & Baseline Health Management, LLC	(#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2028	113.8	113.8	102.3	0.03%
C&D Trucking & Equipment Service, Inc.	(#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/21/2043	116.4	116.4	128.8	0.04%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Performing SBA Unguaranteed Investments (1) (1a) (22)									299,752
LP Industries, Inc and Playground Packages, LLC	(#)	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/21/2028	90.0	90.0	79.6	0.03%
Cedric Construction Inc.	(#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/20/2028	95.7	95.7	99.4	0.03%
Darian L Hampton DDS PA and Darian L. Hampton	(#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/20/2028	292.6	292.6	258.1	0.09%
Roots N Shoots, LLC & Yardplus LLC	(#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/20/2028	51.7	51.7	46.6	0.02%
Flashii App, Inc.	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/20/2028	59.8	59.8	61.2	0.02%
Yellow Fin Marine Services LLC, K Marine XI, LLC K Marine VIII, LLC	(#)	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/20/2028	576.2	576.2	569.0	0.19%
Graff Excavating, Inc	(#)	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	12/20/2028	187.1	187.1	167.4	0.06%
Alaska Motor Home Inc	(#)	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/20/2028	287.1	287.1	271.2	0.09%
Local Liberty Inc dba The Wardsboro Country Store	(#)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/20/2043	154.2	154.2	164.7	0.05%
Hotel Compete, LLC	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/20/2028	59.8	59.8	52.7	0.02%
CK Green Partners, LLC dba Reis and Irvy"s Columbus	(#)	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/20/2029	181.5	181.5	172.7	0.06%
Healthy and Fresco LLC	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/20/2029	43.9	43.9	40.1	0.01%
Marlin Lighting LLC	(#,^)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/19/2028	97.4	97.4	85.9	0.03%
The Cromer Company	(#,^)	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/19/2028	478.5	478.5	423.4	0.14%
Sheldon T Banks and Sheldon T Banks LLC dba Serenity Funeral chapel ll	(#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/19/2044	240.6	240.6	266.9	0.09%
Goodson's Garden, LLC dba Always Goldies Florist	(#,^)	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/19/2028	11.3	11.3	10.1	—%
JejoJesi Corp dba Dukunoo Jamaican Kitchen, Dunkunoo	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/19/2029	59.1	59.1	56.1	0.02%
Accent Comfort Services, LLC	(#,^)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/19/2028	65.9	65.9	58.6	0.02%
Cordoba Foods LLC, Multi Logistics Network Inc, Karina Mena	(#,^)	Food Manufacturing	Term Loan	Prime plus 2.75%	12/14/2028	303.8	303.8	280.0	0.09%
Healthy Human, LLC	(#,^)	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/14/2028	119.5	119.5	105.4	0.04%
Alpha Omega Trucking LLC	(#,^)	Truck Transportation	Term Loan	Prime plus 2.75%	12/14/2028	67.1	67.1	69.8	0.02%
YBL Restaurant Group LLC dba Tropisueno	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/14/2029	365.7	365.7	325.6	0.11%
Sound Contracting LLC	(#)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/14/2043	196.0	196.0	204.1	0.07%
Sound Contracting LLC	(#,^)	Construction of Buildings	Term Loan	Prime plus 2.75%	12/14/2028	40.0	40.0	37.5	0.01%
Stony Creek Wellness Group, LLC	(#,^)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/14/2043	98.1	98.1	104.9	0.03%
Peanut Butter & Co., Inc.	(#,^)	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/14/2028	239.2	239.2	211.0	0.07%
Alpha Landscape Contractors, Inc	(#,^)	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/14/2029	319.2	319.2	295.7	0.10%
Redskin Cafe Inc. dba Goodfellas Wine & Spirits, Redskin Cafe Inc	(#,^)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/14/2043	244.6	244.6	267.5	0.09%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Performing SBA Unguaranteed Investments (1) (1a) (22)									299,752
Ventures TBD LLC dba The Bottle Tree	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/14/2043	98.1	98.1	101.3	0.03%
Mediterranean Tastes Inc dba Mediterranean Tastes Since 1974	(#,^)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/14/2028	15.1	15.1	13.4	—%
Fitness Orlando LLC & Fitness Orlando Oviedo, LLC	(#,^)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/14/2028	263.7	263.7	242.2	0.08%
L&M Services, LLC	(#,^)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/14/2043	198.6	198.6	208.7	0.07%
Aero Consulting and Engineering Inc	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/14/2028	14.4	14.4	12.7	—%
Tapia Auto Care, LLC dba Shoreline Quick Lube and Car Wash	(#,^)	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/13/2043	970.7	970.7	996.2	0.33%
D for Dream LLC dba Blo Blow Dry Bar Inc	(#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/13/2029	72.2	72.2	63.8	0.02%
United States Plastic Equipment LLC	(#,^)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/13/2028	137.1	137.1	121.0	0.04%
OC Helicopters LLC	(#,^)	Air Transportation	Term Loan	Prime plus 2.75%	12/13/2028	88.9	88.9	92.4	0.03%
Burton Realty Co., Inc dba Anchor Realty, Northeast	(#,^)	Real Estate	Term Loan	Prime plus 2.75%	12/13/2028	289.9	289.9	255.7	0.09%
Plan B Burger LLC	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/13/2029	1,004.8	1,004.8	927.2	0.31%
The Miller Center for Esthetic Excellence,	(#,^)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/13/2043	384.8	384.8	380.4	0.13%
Mateo Enterprise Inc dba El Milagro Market	(#,^)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/12/2043	119.2	119.2	123.1	0.04%
Tier1 Solutions LLC	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/12/2029	9.8	9.8	8.6	—%
Mateo Enterprise Inc dba El Milagro Market	(#,^)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	1/12/2029	57.4	57.4	50.7	0.02%
Ashwood Food Services, Incorporated dba Jake Rooney's	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/12/2029	64.6	64.6	59.7	0.02%
Airstrike Firefighters LLC	(#,^)	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	12/12/2028	1,196.1	1,196.1	1,140.9	0.38%
Anglin Cultured Stone Products LLC dba Anglin Construction	(#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/12/2029	60.8	60.8	62.0	0.02%
Behind The Scenes Chicago, LLC dba Paramount Events	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/12/2029	245.2	245.2	240.3	0.08%
Ashwood Food Services Inc. dba Jake Rooney's	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/12/2043	213.5	213.5	230.6	0.08%
Duck's Nuts Inc dba Pet Place Market	(#,^)	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	1/11/2029	41.4	41.4	38.9	0.01%
Hilltop Wine Shop, Inc dba Hiltop Wine Shop	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/11/2043	127.1	127.1	133.4	0.04%
TFE Resources ,LTD	(#,^)	Utilities	Term Loan	Prime plus 2.75%	1/11/2029	571.8	571.8	520.2	0.17%
Oregon Medical Training Private Career School Inc.	(#,^)	Educational Services	Term Loan	Prime plus 2.75%	1/11/2029	38.3	38.3	33.8	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Performing SBA Unguaranteed Investments (1) (1a) (22)									299,752
Googlyoogly, LLC dba Bi-Rite Supermarket	(#,^)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/11/2043	201.6	201.6	208.3	0.07%
White Wilson & Associates LLC	(#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/11/2043	42.2	42.2	43.5	0.01%
EMES Supply, LLC	(#,^)	General Merchandise Stores	Term Loan	Prime plus 2.75%	1/11/2029	120.0	120.0	108.4	0.04%
B&B Bodega of Delray LLC	(#,^)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	1/11/2029	18.7	18.7	16.5	0.01%
Team Henry, LLC dba Kelly Automotive of Deltona	(#,^)	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/10/2043	388.5	388.5	399.9	0.13%
ZLM Services LLC	(#,^)	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/10/2029	38.3	38.3	33.8	0.01%
Food Service Industry Consultants Inc.	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/7/2029	68.4	68.4	60.6	0.02%
Shining Star Kids, Inc. dba Brain Balance	(#,^)	Educational Services	Term Loan	Prime plus 2.75%	1/7/2029	83.8	83.8	74.5	0.02%
3SIXO Motorsports LLC dba 3SIXO Motorsports Shop	(#,^)	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	1/6/2029	94.6	94.6	84.0	0.03%
CET Inc	(#,^)	Truck Transportation	Term Loan	Prime plus 2.75%	1/6/2029	1,176.1	1,176.1	1,078.0	0.36%
Metro R Services Inc. and Metal & Roof Supplies Inc.	(#,^)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/6/2029	198.6	198.6	206.6	0.07%
Unique Home Solutions Inc. and Unique Home Solutions of Ohio	(#,^)	Construction of Buildings	Term Loan	Prime plus 2.75%	1/5/2029	239.2	239.2	248.9	0.08%
Levine Daycare Inc dba Kids R Kids	(#,^)	Social Assistance	Term Loan	Prime plus 2.75%	1/5/2029	258.4	258.4	240.5	0.08%
Little West LLC, 340 Group LLC, Retail West LLC, Andrew W Walker	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/5/2029	83.9	83.9	74.9	0.02%
Consulting Solutions, Inc and Mark Luciani	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/5/2029	55.0	55.0	48.6	0.02%
The Altitude Group LLC	(#,^)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/4/2029	136.5	136.5	121.1	0.04%
Access Staffing, LLC	(#,^)	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/4/2029	185.9	185.9	164.2	0.05%
Jay Carlton's, LLC dba Jay Birds Rotisserie & Grill	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/4/2029	37.3	37.3	35.3	0.01%
Swantown Inn and Spa, LLC	(#,^)	Accommodation	Term Loan	Prime plus 2.75%	1/3/2029	12.9	12.9	13.4	—%
York Concrete Corp	(#,^)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/3/2043	198.6	198.6	217.2	0.07%
Tammy's Place LLC	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/30/2044	436.0	436.0	478.7	0.16%
Luxury Furniture, Inc.dba Venicasa & Luxe Home Interiors	(#,^)	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/30/2028	119.0	119.0	117.6	0.04%
Microplex Co, Third Market LLC	(#,^)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/30/2028	156.9	156.9	138.4	0.05%
Hernando Beach Motel LLC,The Purple Cow House o APancake AInc.	(#,^)	Accommodation	Term Loan	Prime plus 2.75%	11/30/2043	223.2	223.2	246.9	0.08%
Cabrera's Auto Services LLC	(#,^)	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/30/2043	80.5	80.5	85.3	0.03%
Water Station Holdings LLC	(#,^)	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/30/2028	659.4	659.4	628.4	0.21%
Albert M. Quashie, DDS, PC	(#,^)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/29/2043	64.6	64.6	67.2	0.02%
Albert M Quashie, DDS, PC	(#,^)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/29/2028	83.3	83.3	79.6	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Performing SBA Unguaranteed Investments (1) (1a) (22)									299,752
JJB Production LLC	(#,^)	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/29/2028	7.0	7.0	6.2	—%
Sky Wonder Pyrotechnics, LLC dba Sky Wonder Fire and Safety Gear Up	(#,^)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/28/2043	429.3	429.3	474.9	0.16%
True Love Christian Academy LLC	(#,^)	Social Assistance	Term Loan	Prime plus 2.75%	12/28/2043	41.7	41.7	45.3	0.02%
Level Up Gaming, Inc	(#,^)	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	11/28/2043	89.3	89.3	90.9	0.03%
Recovery Boot Camp, LLC, Rule 62, Inc. and Healing Properties, LLC	(#,^)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/28/2028	119.1	119.1	105.6	0.04%
Extreme Granite Corp	(#,^)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/28/2043	186.0	186.0	201.9	0.07%
BEK Holdings LLC, Veseli Fine Art Galleries, LLC, Trusted.com LLC	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/21/2028	1,188.9	1,188.9	1,222.6	0.41%
Best Global Alternative North, LLC	(#,^)	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/21/2028	83.2	83.2	73.4	0.02%
M.A.W. Enterprises LLC dbaY-Not Pizza	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/21/2028	21.4	21.4	20.0	0.01%
Thames Aquatic Club, LLC	(#)	Educational Services	Term Loan	Prime plus 2.75%	10/21/2029	43.3	43.3	45.2	0.02%
On Call Electrical of Georgia LLC	(#,^)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/20/2043	659.4	659.4	684.5	0.23%
Commonwealth Warehouse Inc	(#,^)	Warehousing and Storage	Term Loan	Prime plus 2.75%	12/20/2028	403.0	403.0	381.2	0.13%
High Desert Transport, Inc.	(#,^)	Truck Transportation	Term Loan	Prime plus 2.75%	12/19/2028	72.3	72.3	66.1	0.02%
K & A Automotive Inc	(#,^)	Gasoline Stations	Term Loan	Prime plus 2.75%	11/19/2043	121.2	121.2	131.0	0.04%
Beau & HB Inc dba Beau's Billiard, Bowling & Arcade	(#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/16/2029	41.8	41.8	41.5	0.01%
Saunders Management LLC dba Northern Light Espresso Bar and Cafe	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/16/2028	38.6	38.6	40.1	0.01%
Cocomo Joe's LLC	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2028	0.6	0.6	0.6	—%
Cali Fit Meals	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2028	59.5	59.5	52.6	0.02%
Beau & HB Inc dba Beau's Billard, Bowling & Arcade	(#,^)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/16/2043	69.7	69.7	73.1	0.02%
Allegro Assisted Living Services of Texas LLC	(#,^)	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	11/15/2043	94.2	94.2	104.3	0.03%
Schafer Fisheries Inc.	(#,^)	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	11/14/2028	47.7	47.7	49.5	0.02%
Salon Femi LLC	(#,^)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/9/2028	7.1	7.1	6.9	—%
US Dedicated LLC	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/9/2028	399.5	399.5	358.6	0.12%
Jinwoo Sushi Inc	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/9/2028	21.1	21.1	21.9	0.01%
McNeill Stokes	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/8/2028	6.4	6.4	5.7	—%
Vancole Investments, Inc. dba Smoothie King #913	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/7/2044	415.4	415.4	428.5	0.14%
JN Thompson Ent,Inc.	(#,^)	Construction of Buildings	Term Loan	Prime plus 2.75%	12/7/2028	377.5	377.5	344.8	0.12%
Peter Thomas Roth Labs LLC and June Jacobs Labs, LLC	(#,^)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/1/2028	309.1	309.1	272.6	0.09%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Performing SBA Unguaranteed Investments (1) (1a) (22)									299,752
JP Dhillon's Foods LLC	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/1/2029	93.5	93.5	82.7	0.03%
Modutech Marine Inc	(#,^)	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	12/1/2028	356.9	356.9	370.9	0.12%
Abington Caregivers, LLC	(#,^)	Social Assistance	Term Loan	Prime plus 2.75%	11/30/2043	124.3	124.3	132.1	0.04%
Steele Security, LLC dba Signal 88 Security of San Antonio	(#,^)	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/31/2028	105.2	105.2	93.9	0.03%
Organic Juice Bar Wexford LLC dba The OJB "The Organic Juice Bar"	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/30/2029	77.8	77.8	70.1	0.02%
UK, LLC dba Pita Pit	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/30/2029	59.0	59.0	53.5	0.02%
C.A.T.I. Armor, LLC	(#,^)	Apparel Manufacturing	Term Loan	Prime plus 2.75%	10/30/2043	208.6	208.6	217.1	0.07%
JAL Group, Inc. dba Brainy Boulevard Daycare	(#,^)	Social Assistance	Term Loan	Prime plus 2.75%	10/29/2028	54.8	54.8	49.0	0.02%
Ohio Gold & Pawn LLC, Our New Building LLC and Corey Fischer	(#,^)	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	10/26/2028	139.6	139.6	145.1	0.05%
Reliant Trucking Inc.	(#,^)	Truck Transportation	Term Loan	Prime plus 2.75%	10/25/2028	125.8	125.8	117.3	0.04%
The Face Place, LLC dba Classic Aesthetics	(#,^)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/25/2028	9.5	9.5	8.4	—%
Bellas Sports Pub, Inc dba Brewmasters Tavern	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/24/2043	68.8	68.8	75.4	0.03%
Shovels and Whiskey LLC	(#,^)	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	10/16/2043	75.9	75.9	81.9	0.03%
Hackstaff Restaurants LLC	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2029	146.5	146.5	132.1	0.04%
TA Coleman, LLC dba Tom's Truck Shop	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/12/2028	5.5	5.5	5.3	—%
Cater To You Agency, LLC, dba Cater To You	(#,^)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/11/2043	22.3	22.3	23.3	0.01%
Faydon, Inc	(#,^)	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	10/10/2028	71.0	71.0	73.2	0.02%
MB Click It Photography, LLC	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/10/2043	38.0	38.0	40.7	0.01%
Wellfleet Consulting Inc.	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/9/2028	14.2	14.2	12.5	—%
Apps Inc and Market Share Inc.	(#,^)	Telecommunications	Term Loan	Prime plus 2.75%	10/5/2028	89.9	89.9	79.3	0.03%
Moore Care LLC	(#,^)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/4/2028	49.2	49.2	43.4	0.01%
JAM Media Solutions LLC	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/28/2028	829.3	829.3	753.5	0.25%
SwabCo Inc.	(#,^)	Support Activities for Mining	Term Loan	Prime plus 2.75%	9/28/2043	933.0	933.0	979.6	0.33%
Burd Brothers Inc.	(#,^)	Truck Transportation	Term Loan	Prime plus 2.75%	9/28/2028	503.9	503.9	483.1	0.16%
A-1 Van Sevices, Inc.	(#,^)	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/28/2028	99.6	99.6	97.4	0.03%
Mellow Sweets, Inc dba Jaafer Sweets & Marwan Hamdan	(#,^)	Food Manufacturing	Term Loan	Prime plus 2.75%	9/28/2028	53.0	53.0	47.0	0.02%
Throop Family Holdings, Inc	(#,^)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/28/2043	636.7	636.7	661.5	0.22%
La Venezia Corporation dba La Venezia Ballroom & Robertos Lounge	(#,^)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/28/2043	327.1	327.1	348.5	0.12%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Performing SBA Unguaranteed Investments (1) (1a) (22)									299,752
Rami Technology USA, LLC	(#,^)	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	9/28/2028	169.2	169.2	150.5	0.05%
Blackwater Diving, LLC	(#,^)	Support Activities for Mining	Term Loan	Prime plus 2.75%	9/27/2028	750.2	750.2	679.4	0.23%
Quality Electric & Data	(#,^)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/27/2028	93.8	93.8	90.2	0.03%
LG Law Center, Inc	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/27/2028	14.1	14.1	12.8	—%
Barricade Holding LLC and Action Barricade Company,LLC	(#,^)	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/27/2043	175.8	175.8	179.5	0.06%
Blue Seven, LLC	(#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/27/2029	83.6	83.6	75.9	0.03%
Quality Electric & Data Inc.	(#,^)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/27/2043	128.4	128.4	131.6	0.04%
Action Barricade Company, LLC and Barricade Holding LLC	(#,^)	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/27/2028	317.3	317.3	303.9	0.10%
Zeeba Company, Inc dba Zeeba Rent-A-Van & 5 Star Rent- A-Van	(#,^)	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/27/2028	677.3	677.3	648.4	0.22%
Catherine Brandon, PSY.D., Inc dba Kenneth A Deluca, PH.D., & Associates	(#,^)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/27/2028	111.4	111.4	98.7	0.03%
TFR Transit Inc, The Free Ride Inc, South Florida Free Ride Inc.	(#,^)	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/27/2028	117.2	117.2	110.8	0.04%
US Shipping Trans Inc, Esteem Trucking Inc	(#,^)	Truck Transportation	Term Loan	Prime plus 2.75%	9/26/2028	782.1	782.1	769.1	0.26%
Dentistry By Design, P.C	(#,^)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/26/2028	14.1	14.1	12.7	—%
Ace Auto Recovery, Inc.	(#,^)	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/26/2043	158.3	158.3	168.4	0.06%
LTS School, Inc.	(#,^)	Educational Services	Term Loan	Prime plus 2.75%	9/26/2043	100.0	100.0	110.5	0.04%
Above and Beyond Preschool LLC	(#,^)	Social Assistance	Term Loan	Prime plus 2.75%	9/26/2043	546.8	546.8	586.2	0.20%
Anglin Cultured Stone Products LLC dba Anglin Construction	(#,^)	Construction of Buildings	Term Loan	Prime plus 2.75%	9/26/2028	95.5	95.5	89.6	0.03%
Bhatti LLC, Bhatti 3 LLC, dba Auntie Annes	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/25/2028	117.3	117.3	107.1	0.04%
Newsome Mobile Notary LLC	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/25/2028	4.9	4.9	4.3	—%
Steadfast Support Services, LLC	(#,^)	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	9/25/2028	9.9	9.9	8.8	—%
Phillip Ramos Upholstery Inc.	(#,^)	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/24/2028	14.5	14.5	12.8	—%
D & D Optics Inc dba Sterling Optical	(#,^)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2028	50.6	50.6	45.4	0.02%
DC Lofty, LLC,	(#,^)	Accommodation	Term Loan	Prime plus 2.75%	9/21/2028	21.1	21.1	18.8	0.01%
The Garden Club, LLC	(#,^)	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/21/2028	6.2	6.2	5.5	—%
Southern Services and Equipment, Inc	(#,^)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/21/2028	402.2	402.2	384.3	0.13%
Southern Services and Equipment, Inc.	(#,^)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/21/2043	207.9	207.9	211.8	0.07%
MillClem Corporation & Monticello Corporation	(#,^)	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	9/21/2043	327.3	327.3	361.7	0.12%
Sommer Auto Sales, Inc	(#,^)	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/20/2028	330.6	330.6	342.5	0.11%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Performing SBA Unguaranteed Investments (1) (1a) (22)									299,752
Tables and Bars Services, Inc and Tables and Bars Rentals, LLC	(#,^)	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/20/2028	16.9	16.9	15.8	0.01%
C3 Capital, Inc	(#,^)	Nonstore Retailers	Term Loan	Prime plus 2.75%	9/19/2028	633.4	633.4	613.3	0.20%
M&P RV LLC dba M&P RV	(#,^)	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/19/2043	111.1	111.1	121.9	0.04%
Lewis River Golf Course, Inc.	(#,^)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/19/2043	493.8	493.8	545.8	0.18%
Super Station Inc	(#,^)	Gasoline Stations	Term Loan	Prime plus 2.75%	9/19/2043	207.8	207.8	229.7	0.08%
Watearth Inc	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/19/2028	21.1	21.1	18.6	0.01%
Dash Point Distributing LLC, Dash Point Logistics LLC and Sara Consal	(#,^)	Truck Transportation	Term Loan	Prime plus 2.75%	9/19/2028	432.2	432.2	380.9	0.13%
E & G Enterprises LLC dba Comfort Keepers	(#,^)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/18/2028	5.6	5.6	5.0	—%
DB Talak LLC	(#,^)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/18/2043	150.1	150.1	157.6	0.05%
Glendale Grill Inc, Roddy Cameron, Jr & John K Symasko	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/17/2043	172.8	172.8	182.4	0.06%
Culmination Motorsports, Inc.	(#,^)	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2043	552.5	552.5	606.4	0.20%
Pastel de Feira LLC dba Original Pastel De Feira	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/17/2028	5.7	5.7	5.3	—%
Baby's on Broadway LLC	(#,^)	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	9/14/2028	47.0	47.0	44.3	0.01%
L&M Equipment, Inc	(#,^)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/14/2043	1,234.4	1,234.4	1,314.3	0.44%
J & C Garcia LLC	(#,^)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/14/2028	69.4	69.4	62.5	0.02%
Innovim LLC	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/14/2028	117.2	117.2	103.2	0.03%
Rihahn Inc. dba RDBL, Inc	(#,^)	Forestry and Logging	Term Loan	Prime plus 2.75%	9/14/2028	126.2	126.2	118.7	0.04%
LJS Electric, Inc	(#,^)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/14/2028	424.3	424.3	437.2	0.15%
QBS, LLC dba Sterling Optical Exton	(#,^)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/14/2028	76.2	76.2	67.7	0.02%
Underground Productions LLC dba 31 Escape	(#,^)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/13/2043	97.6	97.6	107.9	0.04%
TPE Midstream LLC, Dasahm Company, S & S Ventures LLC and TPE Supply	(#)	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/13/2028	248.6	248.6	235.3	0.08%
Brewster Marketplace Pharmacy & Hardware, LLC	(#,^)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/13/2028	82.1	82.1	72.3	0.02%
Innovative Network Solutions Inc	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/13/2028	116.2	116.2	105.4	0.04%
Rancho Paving, Inc	(#,^)	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/10/2028	175.8	175.8	174.1	0.06%
Pool Guard of LA	(#,^)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/7/2028	21.1	21.1	18.7	0.01%
Dr. G's Urgent Care LLC	(#,^)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/7/2028	21.1	21.1	18.7	0.01%
Amaka Consulting LLC dba Donut Minis	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/7/2028	49.9	49.9	45.8	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Performing SBA Unguaranteed Investments (1) (1a) (22)									299,752
NY Tent, LLC dba Tent Company of New York LLC, NY Tent Parent LLC	(#,^)	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/7/2028	302.6	302.6	288.7	0.10%
MurlinComputerCompany LLC dba Murlin Computer,	(#,^)	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/7/2028	14.6	14.6	13.2	—%
Pelican Executives Suites, LLC	(#,^)	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/7/2028	291.9	291.9	257.1	0.09%
Asheville Spine and Nerve Institute PC	(#,^)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/7/2043	90.1	90.1	98.6	0.03%
Trolley Express Philly, Inc dba Shuttlebee & Honeybee Transportation LLC	(#,^)	Support Activities for Transportation	Term Loan	Prime plus 2.75%	9/6/2028	12.0	12.0	11.0	—%
Living Centers Inc. dba Veranda House Senior Living	(#,^)	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	8/31/2043	416.0	416.0	459.8	0.15%
LACCRB LLC dba PostNet	(#,^)	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/30/2028	14.2	14.2	12.8	—%
National Stone LTD and NSI Group Inc	(#)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	8/31/2044	202.4	202.4	224.5	0.07%
XL Soccer World Orlando. LLC, XL Soccer World Saco LLC, XL Sports World	(#,^)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/30/2043	443.8	443.8	490.5	0.16%
Stat Constructor L.P	(#,^)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/30/2028	97.1	97.1	100.7	0.03%
Extreme Engineering, Inc.	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/29/2028	116.4	116.4	103.4	0.03%
Kotyark LLC dba Gibsonton Motel	(#,^)	Accommodation	Term Loan	Prime plus 2.75%	8/29/2043	81.4	81.4	89.9	0.03%
Greenfield Hill Wines & Spirits, LLC	(#,^)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	8/29/2028	85.7	85.7	76.3	0.03%
ARVAmethod LLC	(#,^)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/29/2028	2.2	2.2	2.0	—%
Graphish Studio, Inc.	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/28/2028	7.0	7.0	6.2	—%
JFK Transportation Inc	(#,^)	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	8/28/2028	151.1	151.1	135.6	0.05%
Atlas Geo-Constructors LLC	(#,^)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/24/2028	69.9	69.9	69.7	0.02%
Finn & Emma LLC	(#,^)	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	8/24/2028	118.2	118.2	104.1	0.03%
Montana Life Group, LLC	(#,^)	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	8/24/2028	7.0	7.0	6.2	—%
Wearware Inc dba FlyWire Cameras	(#,^)	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	8/24/2028	21.0	21.0	18.8	0.01%
Evans and Paul LLC, Evans & Paul Unlimited Corp	(#,^)	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	8/24/2028	81.5	81.5	74.0	0.02%
Zash LLC dba Papa Murphy's take 'N' Bake Pizza	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/23/2028	39.4	39.4	36.7	0.01%
Buffalo Biodiesel Inc.	(#,^)	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/21/2028	1,169.3	1,169.3	1,160.7	0.39%
Ginekis Enterprises, Inc dba Locanda Veneta	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/20/2028	80.6	80.6	71.3	0.02%
Wilkie J. Stadeker DDS	(#,^)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/17/2028	39.6	39.6	34.9	0.01%
Geo Tek Alaska, Inc	(#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/17/2044	126.5	126.5	133.9	0.04%
ATI Jet, Inc.	(#,^)	Air Transportation	Term Loan	Prime plus 2.75%	8/16/2028	200.6	200.6	192.5	0.06%
Lewins Law, P.C.	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/16/2028	16.8	16.8	14.8	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Performing SBA Unguaranteed Investments (1) (1a) (22)									299,752
GS Bath Inc	(#,^)	Truck Transportation	Term Loan	Prime plus 2.75%	8/15/2028	535.7	535.7	531.9	0.18%
Pamletics LLC dba F45	(#,^)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/14/2028	40.9	40.9	37.8	0.01%
L.A. Insurance Agency GA 10 LLC	(#,^)	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	8/10/2028	10.5	10.5	9.2	—%
David D. Sullivan dba DMS Construction	(#,^)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/9/2028	12.6	12.6	11.1	—%
Crystal Shores Inc. dba Shorewood Laundromat	(#,^)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/9/2028	20.8	20.8	19.1	0.01%
Palanuk & Associates, Inc.dba Wolfpk	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/8/2028	95.7	95.7	85.0	0.03%
CJNR, LLC	(#,^)	Accommodation	Term Loan	Prime plus 2.75%	8/7/2043	120.1	120.1	132.7	0.04%
Mercedes Cab Company, Inc	(#,^)	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	8/7/2028	121.1	121.1	110.2	0.04%
Ron's Pool and Spa Services LLC	(#,^)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/3/2028	3.5	3.5	3.1	—%
20th Century Lanes, Inc dba West Seattle Bowl	(#,^)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/3/2028	104.8	104.8	102.9	0.03%
Alma Jacobsen,ODD Family Eye Care & Contact Lens LLC	(#,^)	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	8/3/2028	56.2	56.2	50.3	0.02%
Millwork Unlimited, Incorporated	(#,^)	Wholesale Electronic Markets and Agents and Brokers	Term Loan	Prime plus 2.75%	8/2/2028	7.0	7.0	6.2	—%
Accel Compression Inc., Accel Workover Services Inc. dba Mica Tool	(#,^)	Rental and Leasing Services	Term Loan	Prime plus 2.75%	8/1/2028	431.1	431.1	419.5	0.14%
Samy Optical LLC dba Site for Sore Eyes	(#,^)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/1/2028	105.3	105.3	92.8	0.03%
Accel Compression Inc., Accel Workover Services, Inc	(#,^)	Rental and Leasing Services	Term Loan	Prime plus 2.75%	8/1/2043	307.0	307.0	317.8	0.11%
Nichols Stephens Funeral & Cremation Services Ltd	(#,^)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/30/2043	106.3	106.3	117.5	0.04%
CSL Services Inc	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/27/2028	506.8	506.8	473.8	0.16%
Nunez Enterprises Corporation dba La Casa	(#,^)	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	7/26/2028	7.6	7.6	6.7	—%
Sandlot Sports Inc dba Play it Again Sports	(#,^)	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	7/26/2028	17.4	17.4	15.3	0.01%
Summitsoft Corporation	(#,^)	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	7/26/2028	117.4	117.4	103.9	0.03%
Relevant Elephant ,LLC	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/25/2028	8.3	8.3	7.3	—%
Fitness Central, Inc dba Fitness Central	(#,^)	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	7/25/2028	57.9	57.9	52.1	0.02%
HAVL Enterprises Inc dba FedEx	(#,^)	Couriers and Messengers	Term Loan	Prime plus 2.75%	7/24/2028	74.1	74.1	74.2	0.02%
Top Shelf Towing and Road Service, LLC	(#,^)	Support Activities for Transportation	Term Loan	Prime plus 2.75%	7/24/2028	12.5	12.5	11.1	—%
Florida Apnea Diagnostics, LLC	(#,^)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/24/2028	20.1	20.1	17.7	0.01%
TR Nails, LLC dba Simple Nails	(#,^)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	7/20/2028	57.8	57.8	50.9	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Performing SBA Unguaranteed Investments (1) (1a) (22)									299,752
674 Club LLC	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/17/2043	257.9	257.9	285.0	0.10%
ZA Trucking LLC	(#,^)	Truck Transportation	Term Loan	Prime plus 2.75%	7/17/2028	9.5	9.5	9.0	—%
Smart-tel Communications LLC	(#,^)	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/13/2028	20.8	20.8	21.6	0.01%
Mother's Cantina LLC dba Mother's Cantina	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/13/2028	63.6	63.6	57.1	0.02%
HQTRONICS LLC	(#,^)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	7/13/2028	57.8	57.8	51.0	0.02%
Smoove Move Productions, LLC dba Smoove Move Productions	(#,^)	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	7/12/2028	9.8	9.8	10.2	—%
Talent Logistix, LLC, Pinpoint Staffing LLC & ITC 2.0 LLC	(#,^)	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/3/2028	57.8	57.8	52.8	0.02%
Vital Inspection Professionals, Inc. dba VIP	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/3/2028	288.1	288.1	278.9	0.09%
Deal to Win Inc	(#,^)	Nonstore Retailers	Term Loan	Prime plus 2.75%	7/3/2028	115.7	115.7	101.9	0.03%
US Cargo Express, LLC	(#,^)	Support Activities for Transportation	Term Loan	Prime plus 2.75%	7/2/2043	87.2	87.2	96.4	0.03%
Bio-Haz Solutions, Inc.	(#)	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	5/29/2044	366.2	366.2	365.4	0.12%
M J Losito Electrical Contractor's, Inc	(#,^)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2028	47.7	47.7	42.9	0.01%
Bio-Haz Solutions, Inc	(#)	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/29/2029	240.9	240.9	239.0	0.08%
Corptek Solutions LLC	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/28/2028	43.7	43.7	38.4	0.01%
Critter Cabana, LLC dba Critter Cabana	(#,^)	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/28/2028	77.0	77.0	67.8	0.02%
RLW4 Builders LLC	(#,^)	Construction of Buildings	Term Loan	Prime plus 2.75%	6/27/2043	983.8	983.8	1,086.5	0.36%
National Dredging Services of North Florida, Inc.	(#,^)	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/27/2043	28.4	28.4	31.3	0.01%
National Dredging Services of North Florida, Inc.	(#,^)	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/27/2028	49.4	49.4	51.2	0.02%
Julie Cooper-Bierman dba Forever Shopper	(#,^)	Nonstore Retailers	Term Loan	Prime plus 2.75%	6/27/2028	14.8	14.8	13.0	—%
Darnoc Enterprises Inc, Setira Paul Inc dba Conrad's Famous Bakery	(#,^)	Food Manufacturing	Term Loan	Prime plus 2.75%	6/27/2043	348.8	348.8	373.9	0.12%
InUSA Ventures, Inc	(#,^)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/27/2028	46.0	46.0	40.4	0.01%
Nick's Country Kitchen, LLC	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/27/2028	20.7	20.7	18.5	0.01%
Bengals, Inc. dba Royal Liquor Mart	(#,^)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/26/2043	104.5	104.5	109.4	0.04%
Peter Thomas Roth Labs LLC, & June Jacobs Labs, LLC,	(#,^)	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	6/26/2028	850.7	850.7	771.8	0.26%
Sun Pools, Inc	(#,^)	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/25/2043	301.0	301.0	294.7	0.10%
DPF Filters Inc.	(#,^)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/25/2028	63.3	63.3	57.2	0.02%
Sun Pools, Inc dba Sun Fiberglass Pools	(#,^)	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/25/2028	718.6	718.6	656.5	0.22%
Mr. Lube, Inc	(#,^)	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/22/2043	654.6	654.6	670.5	0.22%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Performing SBA Unguaranteed Investments (1) (1a) (22)									299,752
The Desert House Assisted Living, LLC	(#,^)	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	6/22/2043	77.5	77.5	83.2	0.03%
Mr. Lube, Inc.	(#,^)	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/22/2028	542.6	542.6	521.9	0.17%
Judy E. Moncrief C.P.A LLC	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/22/2028	8.3	8.3	7.3	—%
Sushi Prime, LLC and Vasilia Investments	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/22/2028	253.4	253.4	236.3	0.08%
Martha Beauty Supply And Braiding, Inc.	(#,^)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/22/2043	139.5	139.5	154.0	0.05%
York Woods Tree Service, LLC dba York Woods Tree and Products, LLC	(#,^)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/21/2043	239.5	239.5	249.1	0.08%
Independent Life LLC	(#,^)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/21/2028	115.0	115.0	101.1	0.03%
York Woods Tree Service, LLC dba York Woods Tree and Products, LLC	(#,^)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/21/2028	131.0	131.0	127.9	0.04%
Lilo Holdings LLC	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/20/2028	17.3	17.3	15.6	0.01%
Mid America Motorworks, Inc and Yager Holdings L.P	(#,^)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/19/2043	494.4	494.4	546.0	0.18%
Colovic Hackettstown Dairy LLC	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/19/2043	271.0	271.0	297.6	0.10%
Jones Roger Sherman Inn, Inc.	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/19/2028	403.6	403.6	418.3	0.14%
Allen Theatre and Back Stage Cafe LLC	(#,^)	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	6/18/2043	124.0	124.0	134.2	0.04%
Schumacker Recreation, LLC	(#,^)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/18/2028	137.9	137.9	143.0	0.05%
Northway Exit 29 Campground, Inc dba Adirondacks Jellystone Parks	(#,^)	Accommodation	Term Loan	Prime plus 2.75%	6/15/2043	212.7	212.7	235.0	0.08%
Softrol Systems Inc dba Softrol Systems	(#,^)	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	6/15/2028	857.6	857.6	765.2	0.26%
Oil Palace Inc.	(#,^)	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/15/2043	142.7	142.7	157.7	0.05%
Venzix Ventures Inc. dba Venzix	(#,^)	Nonstore Retailers	Term Loan	Prime plus 2.75%	6/15/2028	12.2	12.2	11.8	—%
Dianne Williams and Louis Williams dba Sweetlips Store	(#,^)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/15/2043	45.5	45.5	48.6	0.02%
Barrett Appliance Distributors Inc. dba Barrett Appliance and Home	(#,^)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/14/2043	614.2	614.2	612.5	0.20%
Barrett Appliance Distributors, Inc dba Barrett Appliance and Home	(#,^)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/14/2028	468.7	468.7	437.2	0.15%
E & J Sims Co. LLC	(#,^)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/14/2028	46.1	46.1	42.1	0.01%
Top Cat Ready Mix, LLC & Ples Investments LLC, Pappy's Sand & Gravel	(#,^)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/14/2028	147.5	147.5	137.2	0.05%
Tele Tax Express Inc	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/14/2028	20.7	20.7	20.4	0.01%
Team Sandy Blanton Realty, Inc	(#,^)	Real Estate	Term Loan	Prime plus 2.75%	6/14/2043	96.0	96.0	97.5	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Performing SBA Unguaranteed Investments (1) (1a) (22)									299,752
Mastiff Studios LLC	(#,^)	Educational Services	Term Loan	Prime plus 2.75%	6/13/2043	42.1	42.1	46.0	0.02%
Ciasom LLC dba Mosaic	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/11/2028	165.5	165.5	146.5	0.05%
Icebox Cafe, L.C. and Icebox Cafe at Doral,LLC	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/8/2028	727.9	727.9	654.0	0.22%
Skyways LTD,Jet 60 LLC,Mendean Jonath, Inc,Jet AOG, Inc & Jonathan Men	(#,^)	Support Activities for Transportation	Term Loan	Prime plus 2.75%	6/8/2043	372.0	372.0	382.9	0.13%
Camp K-9 Pet Resort & Spa, Inc.	(#,^)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/8/2028	7.6	7.6	6.8	—%
Beyond Grooming LLC and Michelle McWatters	(#,^)	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/8/2043	42.3	42.3	46.1	0.02%
Applied Behavioral Consulting, Inc	(#,^)	Social Assistance	Term Loan	Prime plus 2.75%	6/7/2043	49.2	49.2	53.4	0.02%
H S Corporation dba Lake Anna Lodge	(#,^)	Accommodation	Term Loan	Prime plus 2.75%	6/7/2043	129.1	129.1	142.6	0.05%
Anurag, LLC dba Oakwood Package Store	(#,^)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/6/2043	135.2	135.2	139.2	0.05%
Sowells Consulting Engineers, LLC	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/6/2028	20.7	20.7	18.3	0.01%
Hardway Inc and A F C Leasing, Inc	(#,^)	Rental and Leasing Services	Term Loan	Prime plus 2.75%	6/6/2028	270.3	270.3	237.7	0.08%
Funtime ,LLC dba Indoor Playgrounds International	(#,^)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/5/2028	230.1	230.1	202.6	0.07%
SSD Designs LLC	(#,^)	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/5/2028	68.3	68.3	60.7	0.02%
Mastrocinque Restaurant Management Company LLC dba Santionii's	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/1/2028	77.0	77.0	74.7	0.02%
BTD Feed & Nutrition, LLC dba Thomaston Feed Cheshire	(#,^)	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/1/2028	47.6	47.6	41.9	0.01%
Awan Business Management Group LLC, Awan Sign Company, LLC & Awan	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/31/2043	271.7	271.7	289.6	0.10%
Brooks Seaplane Service Inc and Lunt Enterprises LLC	(#,^)	Scenic and Sightseeing Transportation	Term Loan	Prime plus 2.75%	5/31/2028	134.9	134.9	118.6	0.04%
Seraj Wireless, LLC	(#,^)	Electronics and Appliance Stores	Term Loan	Prime plus 2.75%	5/31/2028	114.2	114.2	118.1	0.04%
SSMV LLC dba Burgerim	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/30/2028	61.0	61.0	58.6	0.02%
Eagle Aggregate Transportation, LLC	(#,^)	Truck Transportation	Term Loan	Prime plus 2.75%	5/30/2028	79.9	79.9	74.0	0.02%
Crowley Ventures, LLC	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2028	68.2	68.2	61.0	0.02%
Iloka, Inc dba New Cloud Networks	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/25/2028	228.4	228.4	213.8	0.07%
Dream Spa LLC and Dream Spa Greenwich LLC	(#,^)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/25/2028	92.7	92.7	82.5	0.03%
Broadalbin Properties LLC dba Broadalbin Hotel & 1854 Pub & Eatery	(#,^)	Accommodation	Term Loan	Prime plus 2.75%	10/25/2043	200.0	200.0	221.2	0.07%
Adow Pools LLC	(#,^)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/25/2028	159.8	159.8	144.3	0.05%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Performing SBA Unguaranteed Investments (1) (1a) (22)									299,752
Ocean Breeze Holdings, LLC, Ocean Beach Resort LLC & Ocean Breeze	(#,^)	Accommodation	Term Loan	Prime plus 2.75%	5/25/2043	1,245.1	1,245.1	1,375.1	0.46%
Starship, LLC dba Tint World Smyrna	(#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/25/2043	97.0	97.0	105.0	0.04%
DMA Equipment LLC	(#,^)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/24/2043	256.8	256.8	266.3	0.09%
Seaside Acupuncture LLC	(#,^)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/24/2043	49.1	49.1	52.0	0.02%
Chem-Flotronics, Inc.	(#,^)	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	5/22/2028	91.3	91.3	82.2	0.03%
Yakov Levy M.D., P.C.	(#,^)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/18/2028	35.8	35.8	31.9	0.01%
Mark A Espinoza, DDS PLLC dba Central Dental Care	(#,^)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/18/2028	55.7	55.7	49.0	0.02%
JVLS LLC dba Vaccines 2 Go	(#,^)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/17/2028	7.5	7.5	6.6	—%
On Stage Enterprises LLC, On Stage Theaters Branson, LLC, On Stage Th	(#,^)	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	5/17/2028	228.4	228.4	200.8	0.07%
Clore Construction LLC	(#,^)	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	5/16/2028	137.0	137.0	127.7	0.04%
Joshua One Limited Liability Company dba Genesis Personal Fitness	(#,^)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/16/2043	315.7	315.7	324.6	0.11%
James T. Hendel dba Autotexx Mobile Auto Repair	(#,^)	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/15/2028	6.8	6.8	7.1	—%
Fireplace Outlet Inc	(#,^)	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	5/15/2028	20.6	20.6	21.3	0.01%
Galore Salon & Extension Lounge Inc dba Pretty Chic Hair & Lashes	(#,^)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/14/2028	4.1	4.1	3.7	—%
Bote Virginia Beach, Inc. dba Bote Virginia Beach	(#,^)	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	5/11/2028	10.3	10.3	9.1	—%
Circle and Square, Inc dba Stamford Kumon	(#,^)	Educational Services	Term Loan	Prime plus 2.75%	5/11/2028	38.8	38.8	34.2	0.01%
Daniel Woodward, DC PLLC dba Doc's Body Shop	(#,^)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/11/2028	37.6	37.6	33.1	0.01%
Adhara, LLC	(#,^)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/11/2043	43.0	43.0	45.6	0.02%
P & M Entertainment, LLC dba Luv 2 Play	(#,^)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/10/2028	110.8	110.8	102.0	0.03%
Baby Gentry's Childcare & Learning Academy	(#,^)	Social Assistance	Term Loan	Prime plus 2.75%	5/10/2028	10.3	10.3	9.1	—%
Buy Gitomer Inc., Gitgo LLC.,GitGo Archives, LLC, and Jeffrey Gitomer	(#,^)	Educational Services	Term Loan	Prime plus 2.75%	5/9/2043	712.3	712.3	786.7	0.26%
Whitetail Nurseries Inc	(#,^)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/9/2028	244.3	244.3	235.0	0.08%
Oculi Entertainment Inc	(#,^)	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	5/8/2028	20.6	20.6	18.1	0.01%
Schmaltz Operations LLC dba Companion Camp	(#,^)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/7/2028	54.8	54.8	52.8	0.02%
Container Shipping, LLC	(#,^)	Support Activities for Transportation	Term Loan	Prime plus 2.75%	5/4/2028	45.7	45.7	40.2	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Performing SBA Unguaranteed Investments (1) (1a) (22)									299,752
Wilbur Standford Jr Trucking and Excavating, LLC	(#,^)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/3/2028	219.2	219.2	215.4	0.07%
McIntosh Trail Management Service Organization, Inc.	(#,^)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/1/2028	86.8	86.8	89.9	0.03%
Olmsted LLC and 626 Van LLC dba Maison Yaki	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/1/2029	224.1	224.1	203.4	0.07%
Saltamontes Tire Company, LLC	(#,^)	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/30/2043	100.6	100.6	106.9	0.04%
Corona Dance, LLC dba Huracan Dance Studio	(#,^)	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	4/30/2028	10.9	10.9	9.6	—%
Metropolitan Solutions Inc.	(#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/30/2043	173.8	173.8	170.5	0.06%
Brenden Kehren Development LLC	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/30/2028	2.7	2.7	2.4	—%
Sunlinc Inc	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/30/2028	8.8	8.8	7.8	—%
Suraj Enterprises, Inc.	(#,^)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/27/2028	283.6	283.6	269.9	0.09%
Rory James Contracting LLC	(#,^)	Construction of Buildings	Term Loan	Prime plus 2.75%	4/27/2028	14.6	14.6	12.8	—%
Kastoria Inc. dba Bantam Pizza	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/27/2028	13.6	13.6	12.1	—%
Little Angels Daycare and Learning Center LLC	(#,^)	Social Assistance	Term Loan	Prime plus 2.75%	4/27/2043	157.7	157.7	174.1	0.06%
LMH Optics LLC dba Sterling Optical	(#,^)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/26/2028	45.4	45.4	40.0	0.01%
RWT Corporation dba Welding Works	(#,^)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	4/26/2028	471.1	471.1	434.3	0.14%
Pledge 4 Hope LLC	(#,^)	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	4/26/2028	13.8	13.8	12.2	—%
Matrix Z, LLC	(#,^)	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	4/26/2028	68.2	68.2	68.3	0.02%
RWT Corporation dba Welding Works	(#,^)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	4/26/2043	208.6	208.6	205.7	0.07%
K&S Hardware LLC	(#,^)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	4/26/2028	20.4	20.4	18.0	0.01%
Joe & Sons Service, Inc	(#,^)	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/24/2028	102.1	102.1	105.8	0.04%
Digzy Dogz and Grill LLC	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/20/2028	8.2	8.2	7.9	—%
Just for Boats LLC	(#,^)	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/20/2043	17.2	17.2	18.9	0.01%
Nando LLC dba Tall Timbers Banquet and Conference Center	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/20/2028	18.4	18.4	16.6	0.01%
Spitnale's Garage LLC	(#,^)	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/20/2043	59.1	59.1	62.2	0.02%
Rosemarie Products Company LLC	(#,^)	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	4/18/2028	13.6	13.6	12.0	—%
James L Shoemaker APCC	(#,^)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/18/2028	14.6	14.6	12.8	—%
Means Enterprises LLC	(#,^)	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	4/18/2028	6.8	6.8	6.1	—%
A New Dawn Psychotherapy Associates, LLC	(#,^)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/18/2043	85.9	85.9	88.0	0.03%
Veterinary Preventive Care, LLC	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/18/2028	42.4	42.4	38.8	0.01%
Southern HVAC LLC	(#,^)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/17/2043	22.1	22.1	22.4	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Performing SBA Unguaranteed Investments (1) (1a) (22)									299,752
Southern Oaks Athletic Club, LLC	(#,^)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/17/2043	360.2	360.2	390.2	0.13%
Southern HVAC LLC	(#,^)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/17/2028	36.3	36.3	34.6	0.01%
1301 Starks Inc.	(#,^)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/16/2028	20.4	20.4	20.8	0.01%
Patricia A. Freeman & Samuel C. Freeman dba Teenas Pizza	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/13/2043	42.7	42.7	45.1	0.02%
Precision Components Group Inc	(#,^)	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	4/11/2028	20.4	20.4	19.6	0.01%
Sexy Nails Center LLC	(#,^)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/10/2043	198.7	198.7	216.2	0.07%
Mark Baker	(#,^)	Truck Transportation	Term Loan	Prime plus 2.75%	4/9/2028	10.9	10.9	9.9	—%
Innovation Transport LLC	(#,^)	Truck Transportation	Term Loan	Prime plus 2.75%	4/6/2028	46.6	46.6	44.9	0.01%
Newsome Mobile Notary LLC	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/5/2028	4.8	4.8	4.2	—%
Shree Lakshminarayyn Grocery Stores LLC	(#,^)	Gasoline Stations	Term Loan	Prime plus 2.75%	4/5/2043	117.7	117.7	125.5	0.04%
Bean City Bar and Grill LLC	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/4/2043	89.7	89.7	96.4	0.03%
Alaska Industrial Paint LLC	(#,^)	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/30/2043	218.5	218.5	239.5	0.08%
GQ Investments,LLC	(#,^)	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	3/30/2028	189.7	189.7	181.1	0.06%
B&C Texas Leasing Inc and M&W Hot Oil, Inc.	(#,^)	Truck Transportation	Term Loan	Prime plus 2.75%	3/30/2028	882.9	882.9	880.8	0.29%
Fifth Wheel Truck Stop 001	(#,^)	Gasoline Stations	Term Loan	Prime plus 2.75%	3/30/2043	1,126.8	1,126.8	1,195.6	0.40%
Alaska Industrial Paint LLC	(#,^)	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/30/2028	112.4	112.4	115.2	0.04%
Michael S Brown Physical Therapy, P.C	(#,^)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/30/2028	89.4	89.4	84.1	0.03%
Romancing the Stone	(#,^)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/30/2043	341.6	341.6	370.8	0.12%
B&C Texas Leasing Inc.,M & W Hot Oill, Inc	(#,^)	Truck Transportation	Term Loan	Prime plus 2.75%	3/30/2043	264.6	264.6	283.4	0.09%
Boulevard Books Inc.	(#,^)	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/30/2043	95.7	95.7	107.2	0.04%
Master Roofing and Siding Inc.	(#,^)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/30/2028	238.8	238.8	224.6	0.07%
America's Little Leaders Academy, Inc	(#,^)	Social Assistance	Term Loan	Prime plus 2.75%	3/30/2043	22.0	22.0	24.4	0.01%
Technical Ordnance Solutions,LLC	(#,^)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/30/2028	1,138.5	1,138.5	1,076.5	0.36%
Payne's Environmental Services LLC	(#,^)	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/30/2028	204.2	204.2	202.6	0.07%
Kaz Wellness, LLC dba Grounded Wellness Center	(#,^)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/29/2028	14.3	14.3	13.9	—%
Hot Shot Services, Inc and TFB, Ltd Co	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/29/2043	391.9	391.9	440.7	0.15%
Lou & Choo Enterprises Inc.	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/28/2044	106.1	106.1	113.8	0.04%
Cartwright Termite & Pest Control Inc. and Cartwright Termite & Pest	(#,^)	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/28/2028	209.7	209.7	207.1	0.07%
Montage Mountain Resorts, LP	(#,^)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/28/2043	1,224.8	1,224.8	1,377.3	0.46%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Performing SBA Unguaranteed Investments (1) (1a) (22)									299,752
Corning Lumber Company Inc & Frank R Close & Son Inc dba True Valley	(#,^)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/28/2028	78.8	78.8	82.5	0.03%
Clancy 15 LLC and Allied Molded Products LLC	(#,^)	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	3/28/2043	211.0	211.0	225.4	0.08%
Clancy 15 LLC and Allied Molded Products LLC	(#,^)	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	3/28/2028	139.6	139.6	138.6	0.05%
K.C. Communications, Inc.	(#,^)	Telecommunications	Term Loan	Prime plus 2.75%	3/27/2028	56.3	56.3	58.9	0.02%
Towing Professionals of Arizona Inc dba Shamrock Towing & All Valley	(#,^)	Support Activities for Transportation	Term Loan	Prime plus 2.75%	3/26/2028	135.1	135.1	130.9	0.04%
Towing Professionals of Arizona Inc dba Shamrock Towing & All Valley	(#,^)	Support Activities for Transportation	Term Loan	Prime plus 2.75%	3/26/2043	527.9	527.9	551.4	0.18%
Cable Management, LLC	(#,^)	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/23/2028	89.2	89.2	88.9	0.03%
Aque Investment Group LLC	(#,^)	Real Estate	Term Loan	Prime plus 2.75%	3/23/2028	239.2	239.2	250.3	0.08%
Denton BioFuels LLC and Amercian BioSource, LLC	(#,^)	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/23/2028	87.8	87.8	86.1	0.03%
All Regional Recyclers of Wood LLC dba ARROW	(#,^)	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/23/2028	118.2	118.2	117.8	0.04%
Sunshine Tents and Event Rentals LLC	(#,^)	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/23/2028	55.6	55.6	58.2	0.02%
Shweiki Media Inc dba Study Breaks Magazine	(#,^)	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/23/2028	67.6	67.6	70.1	0.02%
New York Label & Box Corp	(#,^)	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/23/2043	1,224.8	1,224.8	1,336.0	0.45%
Sofasco, Inc	(#,^)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/23/2043	98.0	98.0	104.2	0.03%
Kajun Martial Arts LLC	(#,^)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/23/2028	20.3	20.3	19.4	0.01%
GeoTek Alaska, Inc	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/21/2043	832.9	832.9	910.1	0.30%
RTSP Union LLC	(#,^)	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	9/20/2028	1,128.0	1,128.0	1,109.4	0.37%
Rexco Foods LLC dba Papa John's	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/20/2028	38.3	38.3	36.0	0.01%
Cest Chic Concepts, LLC dba Salon Cest Chic	(#,^)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/19/2028	10.1	10.1	9.7	—%
Petroleum Equipment & Services, Inc	(#,^)	Support Activities for Mining	Term Loan	Prime plus 2.75%	3/16/2028	225.2	225.2	235.7	0.08%
Camerabots Media, LLC	(#,^)	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	3/16/2028	13.5	13.5	12.9	—%
Car Pro Auto Spa of Stuart, LLC dba Tide Pools Island Gifts	(#,^)	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/16/2028	20.7	20.7	21.6	0.01%
Bear Bones, Inc.	(#,^)	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	3/15/2043	22.0	22.0	24.5	0.01%
Rojenco II,Inc.	(#,^)	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/15/2043	75.5	75.5	83.3	0.03%
Rojenco, Inc. dba Buggy Bathe Auto Wash Lube & Detail Shoppe	(#,^)	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/15/2043	75.5	75.5	83.3	0.03%
CTD Operations Inc	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2028	59.9	59.9	57.1	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Performing SBA Unguaranteed Investments (1) (1a) (22)									299,752
Rojenco, Inc. dba Buggy Bathe Auto Wash Lube & Detail Shoppe	(#,^)	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/15/2043	508.5	508.5	560.1	0.19%
Rojenco II, Inc.	(#,^)	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/15/2043	394.3	394.3	434.3	0.14%
Summit Insights Group LLC	(#,^)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	3/14/2028	41.4	41.4	38.9	0.01%
Dante Ultimate Cleaning Service LLC	(#,^)	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/9/2028	9.2	9.2	9.1	—%
SRG Waterfront LLC	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/9/2028	278.1	278.1	264.1	0.09%
Bee Kidz Funzone Inc	(#,^)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/9/2028	178.3	178.3	171.7	0.06%
2b Mom Inc dba Mom's the Word Maternity	(#,^)	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	3/9/2028	87.8	87.8	82.6	0.03%
Integrity Machinery Moving, LLC	(#,^)	Support Activities for Transportation	Term Loan	Prime plus 2.75%	3/8/2028	20.3	20.3	21.2	0.01%
Treft Systems Inc	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/8/2028	13.5	13.5	12.8	—%
Unpainted Arizona, LLC dba Westside Bowl	(#,^)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/7/2043	102.7	102.7	111.5	0.04%
Play4Fun dba Luv 2 Play	(#,^)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/7/2028	161.6	161.6	156.9	0.05%
Espinoza & Salinas Group Ltd dba Credit 360 Consulting	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/2/2028	4.5	4.5	4.3	—%
BC Bishop Enterprises LLC dba 9Round Pooler	(#,^)	Educational Services	Term Loan	Prime plus 2.75%	3/2/2028	7.6	7.6	7.2	—%
Stepping Stones Childrens Academy	(#,^)	Social Assistance	Term Loan	Prime plus 2.75%	3/2/2043	249.4	249.4	276.1	0.09%
Connie Engelbrecht	(#,^)	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	2/28/2028	2.7	2.7	2.6	—%
The Law Offices of Samuel R Miller LLC	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/28/2043	116.4	116.4	130.8	0.04%
Urban Fitness Group LLC dba Crunch Fitness Group LLC	(#,^)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2028	200.4	200.4	209.6	0.07%
Merciful Heavenly Homes, LLC	(#,^)	Nursing and Residential Care Facilities	Term Loan	8%	2/28/2043	62.9	62.9	58.6	0.02%
Carey Collision Repairs Inc.	(#,^)	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/27/2028	67.1	67.1	64.3	0.02%
Purely Seed LLC	(#,^)	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	2/26/2028	111.8	111.8	105.2	0.04%
Betty's Catering Corp, Betty's Decoration & Wedding Center Inc.	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/26/2043	348.4	348.4	391.8	0.13%
Carries Cakes and Catering, Inc dba Carrie's Cakes and Confections	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/23/2028	4.5	4.5	4.2	—%
Jackpine Technologies Corporation	(#,^)	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	2/22/2028	58.2	58.2	59.2	0.02%
Crossfit iQ LLC	(#,^)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/21/2028	38.0	38.0	36.5	0.01%
Wellfleet Consulting Inc.	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/21/2028	13.4	13.4	12.6	—%
New View Media Group LLC	(#,^)	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	2/16/2028	73.8	73.8	77.2	0.03%
Town & Country Transportation Co.	(#,^)	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	2/16/2028	59.3	59.3	62.0	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Performing SBA Unguaranteed Investments (1) (1a) (22)									299,752
Lulinjett LLC dba All American Printing & Design	(#,^)	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	2/14/2043	104.1	104.1	117.1	0.04%
Margab Inc dba Smoothie King	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/13/2028	11.4	11.4	10.9	—%
JumboMarkets, Inc.	(#,^)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/13/2028	185.6	185.6	179.0	0.06%
Tony Herring & Associates, Inc.	(#,^)	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	2/9/2028	7.4	7.4	7.6	—%
Quality Machine of Iowa, Inc	(#,^)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	2/9/2028	1,152.7	1,152.7	1,151.7	0.38%
Start "UP "Dreams, Inc dba SDC Concrete and Start"UP" Dream Construction	(#,^)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/9/2028	67.1	67.1	65.7	0.02%
Apps Inc., Market Share, and Singular Leaseholdings LLC	(#,^)	Telecommunications	Term Loan	Prime plus 2.75%	2/8/2028	468.2	468.2	440.4	0.15%
De La Vega LLC dba De La Vega Deland and De La Vega Oviedo	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/7/2028	70.3	70.3	67.9	0.02%
Macrotech Integrated Management Solutions dba Extreme Lawn Care	(#,^)	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/5/2028	10.7	10.7	11.2	—%
Midlothian Hardware Inc dba Grills True Value	(#,^)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	2/2/2028	13.4	13.4	14.0	—%
M&R Wong LLC	(#,^)	Administrative and Support Services	Term Loan	Prime plus 2.75%	2/1/2028	10.6	10.6	10.0	—%
USA General Investment LLC dba Braniff Paint and Body Shop	(#,^)	Repair and Maintenance	Term Loan	Prime plus 2.75%	1/31/2028	13.3	13.3	12.8	—%
Rocco'sLandscaping LLC	(#,^)	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/31/2043	73.3	73.3	82.4	0.03%
Chace Building Supply of CT Inc.,	(#,^)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	1/31/2043	293.4	293.4	329.9	0.11%
WydeBodi, LLC dba Wyde Bodi Auto Tags	(#,^)	Support Activities for Transportation	Term Loan	Prime plus 2.75%	1/30/2043	46.4	46.4	51.0	0.02%
New Phaze Packaging Inc	(#,^)	Paper Manufacturing	Term Loan	Prime plus 2.75%	1/26/2043	937.3	937.3	1,050.6	0.35%
Concrete Services LLC and James Ward	(#,^)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/25/2028	88.8	88.8	87.0	0.03%
Parati USA Inc	(#,^)	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	1/25/2028	18.8	18.8	17.7	0.01%
Southside BBQ Corp	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/25/2028	17.3	17.3	18.1	0.01%
Flair Interiors, Inc dba Giant Don's Flooring America	(#,^)	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	1/24/2028	122.1	122.1	127.7	0.04%
Tier1 Solutions LLC	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/23/2028	6.7	6.7	6.4	—%
Lavish Specs Inc	(#,^)	Machinery Manufacturing	Term Loan	Prime plus 2.75%	1/19/2028	6.7	6.7	6.3	—%
Friend Contractors, LLC	(#,^)	Construction of Buildings	Term Loan	Prime plus 2.75%	1/19/2043	227.2	227.2	247.2	0.08%
Weeping Willow Kennels, Inc.	(#,^)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/19/2028	9.3	9.3	9.8	—%
Lou & Choo Enterprises Inc dba Lou & Choo Lounge	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/18/2043	112.4	112.4	121.7	0.04%
MedWorxs Inc.	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/18/2028	69.9	69.9	65.8	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Performing SBA Unguaranteed Investments (1) (1a) (22)									299,752
Specialized Dairy Processors LLC and Nathaly Zapata	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/16/2028	57.7	57.7	54.3	0.02%
Impress Therapeutic Massage LLC	(#,^)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/8/2043	61.6	61.6	68.0	0.02%
Human Resource Time Manager LLC	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/8/2028	13.7	13.7	14.4	—%
Sandfree Systems LLC	(#,^)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/5/2028	6.7	6.7	7.0	—%
Crad Holding LLC dba Neighborhood Laundry of Bloomfield	(#,^)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/5/2028	55.5	55.5	52.5	0.02%
Social Link LLC	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/29/2027	9.9	9.9	9.3	—%
Farec, Inc	(#)	Amusement, Gambling, and Recreation Industries	Term Loan	7.5%	12/29/2042	244.9	244.9	222.7	0.07%
Morrocco Method, Inc	(#,^)	Chemical Manufacturing	Term Loan	Prime plus 2.75%	12/27/2042	710.1	710.1	784.9	0.26%
Anglin Cultured Stone Products LLC	(#,^)	Construction of Buildings	Term Loan	Prime plus 2.75%	12/27/2042	630.5	630.5	665.3	0.22%
Muckamuck Trucks, Inc.	(#,^)	Truck Transportation	Term Loan	Prime plus 2.75%	12/22/2027	12.1	12.1	12.1	—%
O'Rourke's Diner, LLC	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/22/2027	3.3	3.3	3.3	—%
Dudeck Enterprise LLC dba Detail Garage Las Vegas	(#,^)	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/22/2027	14.3	14.3	15.0	0.01%
Anderson Farms Inc	(#)	Truck Transportation	Term Loan	7.5%	12/22/2027	1,092.0	1,092.0	942.4	0.31%
Medical Plaza of Boro Park PC	(#,^)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/22/2027	55.1	55.1	51.8	0.02%
Salida Family Chiropractic-PPLC dba Salida Sport and Spine	(#,^)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/22/2027	10.6	10.6	9.9	—%
Landmark Ventures USA Inc	(#,^)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	12/22/2027	55.1	55.1	51.8	0.02%
Advance Case Parts Inc	(#,^)	Repair and Maintenance	Term Loan	7.75%	12/22/2027	45.4	45.4	41.5	0.01%
Lab Partner, LLC and Beechtree Diagnostics, LLP and Cottonwood	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/22/2027	686.2	686.2	650.6	0.22%
Jacliff Investments Inc dba International Heal	(#,^)	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	12/22/2027	44.1	44.1	41.4	0.01%
Blue Lagoon Resort, LLC dba Hill View Cottages	(#,^)	Accommodation	Term Loan	Prime plus 2.75%	12/21/2042	184.5	184.5	207.3	0.07%
CT Auto Spa LLC	(#,^)	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/21/2027	196.3	196.3	204.2	0.07%
Tropical Stone LLC	(#,^)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/21/2027	166.2	166.2	173.7	0.06%
DHD Enterprise LLC dba Edible Arrangements #1699	(#,^)	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/21/2027	20.2	20.2	19.5	0.01%
DBMS Consulting, Inc.	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/20/2027	66.1	66.1	66.0	0.02%
Best Quality Home Care LLC	(#,^)	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	12/19/2027	6.5	6.5	6.1	—%
Auto Excellance of Fort Myers Inc.	(#,^)	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/19/2042	103.7	103.7	116.5	0.04%
Ocean Trans LLC & Dehal Trucking LLC	(#,^)	Truck Transportation	Term Loan	Prime plus 2.75%	12/15/2042	598.7	598.7	633.4	0.21%
Capital Containers LLC	(#,^)	Truck Transportation	Term Loan	Prime plus 2.75%	12/15/2027	19.8	19.8	18.9	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Performing SBA Unguaranteed Investments (1) (1a) (22)									299,752
1-0 Granny's Helpful Hands, LLC	(#,^)	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	12/15/2027	19.9	19.9	18.8	0.01%
JMD Aviation Holdings, LLC	(#,^)	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/15/2027	440.9	440.9	457.6	0.15%
Peanut Butter & Co., Inc	(#,^)	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/15/2027	198.4	198.4	186.3	0.06%
Legion Bowl, Inc & Legion Pub Inc	(#,^)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/15/2042	327.2	327.2	367.6	0.12%
Neville Galvanizing, Inc	(#)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2042	625.0	625.0	674.6	0.23%
Barcade Holdings, LLC ,Barcade LLC,& Barcade New Haven LLC	(#,^)	Management of Companies and Enterprises	Term Loan	Prime plus 2.75%	12/14/2027	55.6	55.6	52.9	0.02%
Beale Street Blues Company Inc.dba B.B. King's Club-Memphis	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/14/2027	888.3	888.3	839.1	0.28%
KR Calvert & Co, LLC	(#,^)	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	12/14/2027	439.9	439.9	414.3	0.14%
Royalty Freight Inc	(#,^)	Truck Transportation	Term Loan	Prime plus 2.75%	12/14/2027	590.3	590.3	554.4	0.18%
Hana Pastries Enterprises LLC dba Hana Kitchens, Hana Pastries, Inc.	(#,^)	Food Manufacturing	Term Loan	Prime plus 2.75%	12/14/2027	85.1	85.1	87.1	0.03%
LP Industries Inc. dba Childforms	(#,^)	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	12/14/2027	66.2	66.2	66.9	0.02%
Atlas Geo-Constructors, LLC	(#,^)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/14/2027	268.0	268.0	269.4	0.09%
AADJ Empire Inc and AADJ Galaxy Inc.	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/14/2042	176.8	176.8	189.4	0.06%
Heung Kyun Im	(#,^)	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/14/2027	13.6	13.6	12.8	—%
Hardway Inc & AFC Leasing Inc	(#,^)	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/13/2027	807.4	807.4	758.3	0.25%
Nichols Fire and Security LLC	(#,^)	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/13/2042	85.4	85.4	92.7	0.03%
LPB LPB Property Management Inc dba Wilderness View Cabins & Ellijay	(#,^)	Real Estate	Term Loan	Prime plus 2.75%	12/12/2042	97.6	97.6	109.5	0.04%
A-1 Van Services Inc	(#,^)	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	12/12/2027	634.6	634.6	637.9	0.21%
Sky Way Enterprises, Inc, A-Liner-8-Aviation, Inc, Kissimmee Aviation	(#,^)	Air Transportation	Term Loan	Prime plus 2.75%	12/12/2027	446.7	446.7	419.5	0.14%
Jai Ganeshai LLC, Mahiveera 1 LLC, Mahiveera 2 LLC & KSVP LLC	(#,^)	Gasoline Stations	Term Loan	Prime plus 2.75%	12/12/2027	44.1	44.1	41.4	0.01%
Big Picture Group LLC	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/12/2027	333.0	333.0	322.1	0.11%
The Ohio Valley Group Inc dba Ohio Valley Landscapes & Design	(#,^)	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/12/2027	13.2	13.2	12.7	—%
Clore Construction LLC	(#,^)	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	12/12/2027	407.5	407.5	407.1	0.14%
Clear Sound Communications, Inc	(#,^)	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/8/2027	3.3	3.3	3.1	—%
AV Strategy Inc	(#,^)	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/8/2027	390.2	390.2	384.3	0.13%
JVLS LLC dba Vaccines 2 Go	(#,^)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/7/2027	13.2	13.2	12.4	—%
Kim Howard Corp dba NPN Machine Tools	(#,^)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/7/2042	562.5	562.5	631.2	0.21%
IHC Hardware Inc.	(#,^)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/6/2042	97.6	97.6	103.6	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Performing SBA Unguaranteed Investments (1) (1a) (22)									299,752
ODS Inc	(#,^)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/6/2027	43.2	43.2	42.2	0.01%
Healthcare Interventions, Inc dba Brightstar Healthcare	(#,^)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/4/2027	13.2	13.2	12.4	—%
Oil Palace, Inc.	(#,^)	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/4/2042	965.8	965.8	1,085.0	0.36%
Salud Bar & Grill LLC	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/1/2027	49.6	49.6	46.7	0.02%
Linda Jean Howard Riley dba The Rusty Bolt	(#,^)	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/1/2042	20.5	20.5	23.0	0.01%
Square1 Partners, LLC	(#,^)	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	12/1/2027	55.1	55.1	51.7	0.02%
Utara LLC	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/1/2027	20.5	20.5	20.1	0.01%
Fortress Verve Inc, Maurice R. Margules and Antonie C. Reinhard	(#,^)	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	11/30/2027	114.9	114.9	118.3	0.04%
WTI Distribution Inc	(#,^)	Support Activities for Transportation	Term Loan	Prime plus 2.75%	11/30/2027	35.0	35.0	34.7	0.01%
Create- A- Stitch, Inc	(#,^)	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/30/2042	85.3	85.3	95.0	0.03%
Frontier Sand LLC	(#,^)	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	11/30/2027	463.6	463.6	471.9	0.16%
Skin Beauty Bar Inc. and Tameka J. Mathis	(#,^)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/30/2027	7.9	7.9	7.6	—%
J. Venture Holdings, LLC	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/30/2027	10.9	10.9	11.4	—%
Clearwater Transportation LTD dba Thrifty Car Rental, Dollar Rent A Car	(#,^)	Rental and Leasing Services	Term Loan	Prime plus 2.75%	11/29/2027	153.7	153.7	146.6	0.05%
OPH Lexington, Inc	(#,^)	Social Assistance	Term Loan	Prime plus 2.75%	11/29/2042	190.8	190.8	214.3	0.07%
Our Playhouse Preschool, LLC	(#,^)	Social Assistance	Term Loan	Prime plus 2.75%	11/29/2042	231.7	231.7	260.3	0.09%
Beacon Brewing LLC and C' Sons, LLC	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/27/2042	123.7	123.7	138.9	0.05%
JMD Corporation dba Dart's True Value	(#,^)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/22/2027	16.4	16.4	16.2	0.01%
Webtez Inc dba Mod Vans	(#,^)	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/22/2027	61.3	61.3	57.8	0.02%
Step Up Academy of the Arts, LLC	(#,^)	Educational Services	Term Loan	Prime plus 2.75%	11/22/2027	13.8	13.8	13.0	—%
Cali Fit Meals	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/21/2027	19.7	19.7	19.6	0.01%
Grumpy's Restaurant Company, LLC	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/21/2027	62.2	62.2	58.6	0.02%
PB Market LLC dba Pure Barre	(#,^)	Educational Services	Term Loan	Prime plus 2.75%	11/21/2027	95.0	95.0	89.3	0.03%
B Lam LLC	(#,^)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/20/2042	176.6	176.6	195.4	0.07%
Maya Motel, LLC dba Town House Motel	(#,^)	Accommodation	Term Loan	Prime plus 2.75%	11/17/2042	55.5	55.5	62.4	0.02%
TPE Midstream LLC, Dasham Company dba Sahm Co & S & S Ventures Inc.	(#,^)	Rental and Leasing Services	Term Loan	Prime plus 2.75%	11/17/2027	165.5	165.5	166.7	0.06%
Jacob's Towing, Inc.dba Jacob's Automotive Locksmith & Jacob's Auto	(#,^)	Support Activities for Transportation	Term Loan	Prime plus 2.75%	11/17/2027	43.8	43.8	42.5	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Performing SBA Unguaranteed Investments (1) (1a) (22)									299,752
SSI Refrigerated Express Inc. and Robert M Stallone	(#,^)	Truck Transportation	Term Loan	Prime plus 2.75%	11/17/2027	54.8	54.8	52.3	0.02%
Southern Specialty Contractor, LLC & Ronald David Holbrook Jr.	(#,^)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/17/2027	46.4	46.4	43.9	0.01%
Murf & Sons LLC	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/16/2027	145.6	145.6	138.2	0.05%
H & H Hotshot Services, Inc.	(#,^)	Couriers and Messengers	Term Loan	Prime plus 2.75%	11/16/2027	61.3	61.3	59.3	0.02%
J R Wholesale Tires & Auto Center, LLC	(#,^)	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/15/2042	13.2	13.2	14.8	—%
Auto Rx LLC,J&P Auto Repair Inc	(#,^)	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/15/2042	191.2	191.2	214.0	0.07%
Marcaco LLC	(#,^)	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	11/15/2042	644.4	644.4	713.0	0.24%
Paramount Dance Studios Inc. and Homestead Dance Supply	(#)	Educational Services	Term Loan	Prime plus 2.75%	10/14/2043	458.9	458.9	502.9	0.17%
Wing King at the Gardens LLC	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/10/2027	8.5	8.5	8.0	—%
Linqserv Inc.	(#,^)	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	11/9/2027	285.6	285.6	298.3	0.10%
Hofgard & Co, Inc dba Hofgard Benefits and James Marsh	(#,^)	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	11/8/2027	13.1	13.1	12.3	—%
JNP Delivery Inc	(#,^)	Couriers and Messengers	Term Loan	Prime plus 2.75%	11/7/2027	98.0	98.0	96.3	0.03%
His Loving Hands Christian Academy, Inc.	(#,^)	Social Assistance	Term Loan	Prime plus 2.75%	11/6/2042	89.4	89.4	98.9	0.03%
S & S Auto Body Shop Inc.	(#,^)	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/3/2042	160.8	160.8	179.7	0.06%
Sterling Campbell Insurance Agency, Inc	(#,^)	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	11/3/2027	6.6	6.6	6.2	—%
Top Quality Dent Service LLC	(#,^)	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/2/2027	5.3	5.3	5.0	—%
Edge Studios Inc Radiant Yoga LLC	(#,^)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/1/2027	58.0	58.0	55.4	0.02%
Rachael Reel dba Rachel Reel Insurance Age	(#,^)	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	10/31/2027	6.5	6.5	6.1	—%
Berza TLG,LLC dba The Little Gym of Lake Charles	(#,^)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/31/2027	36.9	36.9	35.1	0.01%
Die Hard Used Car Sales	(#,^)	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/30/2042	54.8	54.8	61.6	0.02%
The Five Lakes LLC	(#,^)	Educational Services	Term Loan	Prime plus 2.75%	10/30/2042	462.1	462.1	519.2	0.17%
Sage Oil LLC	(#,^)	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	10/27/2027	8.7	8.7	8.2	—%
Blue Eagle Transport Inc , Golden Eagle Transport, Inc & Green Eagle T	(#,^)	Couriers and Messengers	Term Loan	Prime plus 2.75%	10/27/2027	32.6	32.6	31.2	0.01%
Ashore Ventures Inc dba PuroClean Professional Restoration	(#,^)	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/27/2027	12.6	12.6	12.1	—%
Cardinal Homes, Inc	(#,^)	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	10/27/2027	95.7	95.7	100.0	0.03%
Suzie LLC dba Tony D's Restaurant	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/25/2042	85.1	85.1	94.8	0.03%
Grand Blanc Lanes, Inc.	(#,^)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/25/2027	13.1	13.1	13.6	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Performing SBA Unguaranteed Investments (1) (1a) (22)									299,752
Schafer Fisheries Inc	(#,^)	Food Manufacturing	Term Loan	Prime plus 2.75%	10/25/2027	30.4	30.4	31.8	0.01%
Action Physical Therapy Yoga and Wellness Center Inc.	(#,^)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/24/2027	19.7	19.7	20.0	0.01%
The Jig, LLC	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/24/2042	74.8	74.8	82.3	0.03%
Florida Apnea Diagnostics LLC	(#,^)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/20/2027	145.7	145.7	138.5	0.05%
Island Refrigeration & AC Inc	(#,^)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/18/2042	132.2	132.2	144.5	0.05%
Looky Enterprises, LLC	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/18/2027	57.8	57.8	55.3	0.02%
H and K Dry Cleaning LLC ,Quintero Shopping Center LLC, Aqua Laundry	(#,^)	Electronics and Appliance Stores	Term Loan	8.06%	10/17/2042	62.6	62.6	58.4	0.02%
Blueridge Armor LLC	(#,^)	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	10/17/2027	7.2	7.2	7.1	—%
Albas Bar & Grill LLC	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/13/2042	43.9	43.9	46.8	0.02%
Cortez Landscaping, LLC	(#,^)	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/13/2027	16.7	16.7	16.3	0.01%
On Call Services LLC	(#,^)	Construction of Buildings	Term Loan	Prime plus 2.75%	10/13/2027	15.8	15.8	16.5	0.01%
Crawfordsville Fitness LLC dba Planet Fitness	(#,^)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/13/2027	107.8	107.8	103.2	0.03%
JD Ventures LLC and JD Roof Co LLC	(#,^)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/12/2027	19.5	19.5	18.7	0.01%
Pro Anderson, LLC	(#,^)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/11/2027	47.0	47.0	44.6	0.01%
Sandbox Ventures LLC	(#,^)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/11/2027	16.3	16.3	16.6	0.01%
Eye Optique Inc.	(#,^)	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	10/5/2027	13.0	13.0	12.2	—%
Ains Holding Company LLC	(#,^)	Management of Companies and Enterprises	Term Loan	Prime plus 2.75%	10/2/2027	74.8	74.8	71.5	0.02%
Becky Lou Corp dba Rent A Center	(#,^)	Rental and Leasing Services	Term Loan	Prime plus 2.75%	10/2/2027	79.1	79.1	77.7	0.03%
Threads of Time LLC	(#,^)	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	9/29/2042	133.6	133.6	144.5	0.05%
Miechella Suzette Decker	(#,^)	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/29/2042	97.6	97.6	109.5	0.04%
Harco Metal Products Inc	(#,^)	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	9/29/2042	478.9	478.9	505.2	0.17%
Sashshel Corporation	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/29/2042	206.7	206.7	232.0	0.08%
Dan Cline Transport Inc.	(#,^)	Truck Transportation	Term Loan	Prime plus 2.75%	9/29/2030	899.0	899.0	872.1	0.29%
Chicago American Manufacturing LLC, Dockside Steel Processing LLC	(#,^)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/29/2042	1,215.5	1,215.5	1,330.5	0.44%
Nicholson Lumber Co Inc.	(#,^)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/28/2030	194.9	194.9	202.8	0.07%
National Media Services, Inc	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/28/2027	16.2	16.2	15.2	0.01%
Rhode Island Tennis Management LLC	(#,^)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2042	372.1	372.1	402.0	0.13%
Pets A Go Go LLC	(#,^)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/28/2042	193.5	193.5	213.2	0.07%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Performing SBA Unguaranteed Investments (1) (1a) (22)									299,752
Rhode Island Tennis Management LLC	(#,^)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2042	534.3	534.3	577.3	0.19%
Technologist Inc	(#,^)	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/27/2027	227.0	227.0	236.7	0.08%
Complete Care IT LLC	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/27/2027	12.7	12.7	11.9	—%
Inspirations Food Design, Inc	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/26/2042	455.9	455.9	496.6	0.17%
Rollins Construction & Trucking LLC	(#,^)	Construction of Buildings	Term Loan	Prime plus 2.75%	9/26/2027	285.4	285.4	293.3	0.10%
KB Waterjet Cutting LLC	(#,^)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/22/2027	8.8	8.8	8.6	—%
JPS Arthur Kill Rd Bakery Corp dba Aunt Butches of Brooklyn	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/22/2027	19.4	19.4	18.3	0.01%
Sallee Pro-Custom Fabrication Shop LLC	(#,^)	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/21/2027	7.8	7.8	8.1	—%
Sound Manufacturing, Inc. & Monster Power Equipment, Inc.	(#,^)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/20/2027	172.0	172.0	172.6	0.06%
Insight Diagnostic Technologist Services	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/20/2027	263.9	263.9	254.8	0.09%
Commonwealth Diagnostics International, Inc	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/20/2027	1,063.3	1,063.3	1,109.1	0.37%
Imagine By Carleen, Inc.	(#,^)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/20/2027	6.5	6.5	6.6	—%
Alexander Pierce Corporation	(#,^)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/20/2042	606.8	606.8	657.0	0.22%
NY Tent LLC & NY Tent Parent, LLC dba Tent Company of New York	(#,^)	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/20/2027	887.6	887.6	895.5	0.30%
CR Park Incorporated dba Define Body and Mind	(#,^)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/20/2027	70.3	70.3	68.0	0.02%
Alpha Preparatory Academy LLC	(#,^)	Social Assistance	Term Loan	Prime plus 2.75%	9/20/2042	157.9	157.9	170.3	0.06%
Montessori Community School	(#,^)	Social Assistance	Term Loan	Prime plus 2.75%	9/20/2042	285.0	285.0	309.0	0.10%
Denek Contracting Inc and Denek Leasing LLC	(#,^)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/20/2042	203.9	203.9	228.9	0.08%
Max Home Deliveries, Inc	(#,^)	Couriers and Messengers	Term Loan	Prime plus 2.75%	9/20/2027	69.1	69.1	67.6	0.02%
CIS BIG DOG, LLC	(#,^)	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/19/2027	55.8	55.8	58.0	0.02%
Stone's Construction and Remodeling, LLC	(#,^)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/19/2027	4.5	4.5	4.2	—%
Party By Design Inc.	(#,^)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/18/2042	1,185.5	1,185.5	1,275.4	0.43%
Li Family Spokane LLC	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/15/2042	373.6	373.6	413.3	0.14%
Clinton Food Market LLC	(#,^)	Gasoline Stations	Term Loan	Prime plus 2.75%	9/15/2042	254.9	254.9	276.6	0.09%
Tarleton & Family Landscaping, LLC	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/15/2027	72.2	72.2	69.4	0.02%
Alaska Motor Home Inc	(#,^)	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/13/2027	285.7	285.7	267.9	0.09%
Fox Valley Rentals & Investments, LLC	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 3.75%	9/13/2027	6.5	6.5	6.8	—%
Nails By Mercede LLC	(#,^)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/13/2027	12.3	12.3	12.2	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Performing SBA Unguaranteed Investments (1) (1a) (22)									299,752
Town & Country Transportation Co. and Popco, LLC.	(#,^)	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/12/2042	164.0	164.0	184.0	0.06%
Rajbai Maa Inc. dba Nara Lounge	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/12/2042	377.5	377.5	401.5	0.13%
Health & Performance Center, LLC	(#,^)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/11/2027	17.6	17.6	16.5	0.01%
Morgan Lynn Kerstetter dba Catherine School of Dance	(#,^)	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/11/2027	6.5	6.5	6.7	—%
Foxtail, LLC and Tottly New Services Corp	(#,^)	Social Assistance	Term Loan	Prime plus 2.75%	9/8/2042	283.0	283.0	307.7	0.10%
Echelon Planning Group, LLC dba Echelon Financial Services and Echelon	(#,^)	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	9/8/2027	6.5	6.5	6.7	—%
Crazy Beatz Productions LLC	(#,^)	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 3.75%	9/7/2027	4.6	4.6	4.6	—%
South Fulton Landscape & Nursery, Inc.	(#,^)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/7/2042	97.3	97.3	109.2	0.04%
Dreaming Big Learning Center Inc	(#,^)	Social Assistance	Term Loan	Prime plus 2.75%	9/5/2042	362.2	362.2	393.4	0.13%
Big Coop's Trucking LLC	(#,^)	Truck Transportation	Term Loan	Prime plus 2.75%	9/1/2027	86.2	86.2	86.0	0.03%
Blue EagleTransport Inc, Greeneagle Transport Inc & Golden Eagle	(#,^)	Couriers and Messengers	Term Loan	Prime plus 2.75%	8/31/2027	328.1	328.1	314.3	0.10%
Busby Outdoor LLC	(#,^)	Real Estate	Term Loan	Prime plus 2.75%	8/29/2042	684.7	684.7	696.5	0.23%
Busby Outdoor LLC	(#,^)	Real Estate	Term Loan	Prime plus 2.75%	8/29/2042	537.9	537.9	547.1	0.18%
Lake County Tow LLC	(#,^)	Support Activities for Transportation	Term Loan	Prime plus 2.75%	8/25/2042	84.9	84.9	91.9	0.03%
Parlay Disributors LLC	(#,^)	Educational Services	Term Loan	Prime plus 2.75%	8/25/2027	96.1	96.1	91.2	0.03%
InUSA Ventures Inc dba InUSA Services	(#,^)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	8/24/2027	21.4	21.4	20.0	0.01%
Genuine Ventures LLC and Seaweed Ventures LLC	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/24/2030	503.4	503.4	505.2	0.17%
R & R Strength & Conditioning Corp dba Crossfit Light House Point	(#,^)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/23/2042	80.1	80.1	89.9	0.03%
Delicias de Minas Restaurant, LLC	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/22/2027	176.2	176.2	181.2	0.06%
L&V Auto Sales, Inc.	(#,^)	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	8/21/2027	15.4	15.4	16.1	0.01%
Damiano Global Corp	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/21/2027	19.2	19.2	19.2	0.01%
Tier1 Solutions LLC	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/18/2027	16.0	16.0	15.5	0.01%
Tony Herring & Associates, Inc	(#,^)	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	8/17/2027	6.4	6.4	6.0	—%
Chester's World Enterprise LLC	(#,^)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/16/2027	19.2	19.2	18.6	0.01%
D'Amato & Sons Construction, Inc.	(#,^)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/11/2027	7.1	7.1	6.9	—%
L & J Corporate Services Inc	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/4/2027	6.3	6.3	5.9	—%
Furniture Masters Limited Liability Company	(#,^)	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/3/2027	7.7	7.7	7.2	—%
HMG Strategy LLC,	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/2/2027	42.8	42.8	40.1	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Performing SBA Unguaranteed Investments (1) (1a) (22)									299,752
Bowl Mor LLC dba Bowl Mor Lanes	(#,^)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/31/2027	6.4	6.4	6.0	—%
Hope Health Care, LLC	(#,^)	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	7/31/2027	8.9	8.9	8.4	—%
Royal Blue Investments, Inc. and Cleland Pharmacy LLC	(#,^)	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	7/31/2042	51.3	51.3	57.0	0.02%
Raffi's Inc dba Atlantic Auto Center	(#,^)	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/31/2027	12.1	12.1	12.6	—%
Sharon G McMillen, MA Psychologist, Inc.	(#,^)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/28/2027	15.8	15.8	14.8	—%
HQTRONIC LLC	(#,^)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	7/27/2027	19.1	19.1	17.9	0.01%
Oberon IT, Inc.	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/26/2027	185.7	185.7	181.8	0.06%
Gilles Peress Studio LLC	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/25/2027	53.5	53.5	50.2	0.02%
Obok LLC	(#,^)	Food Manufacturing	Term Loan	Prime plus 2.75%	7/21/2027	10.2	10.2	10.1	—%
Ocean Trans LLC	(#,^)	Truck Transportation	Term Loan	Prime plus 2.75%	7/21/2027	32.5	32.5	30.4	0.01%
Lil Tots' Learning Center LLC	(#,^)	Social Assistance	Term Loan	Prime plus 2.75%	7/21/2042	29.1	29.1	32.6	0.01%
Matrix Z LLC	(#,^)	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 3.75%	7/19/2027	6.4	6.4	6.9	—%
Aitheras Aviation Group, LLC , Aitheras Aviation Group, LLC	(#,^)	Air Transportation	Term Loan	Prime plus 2.75%	7/18/2027	699.7	699.7	659.4	0.22%
Wildflour Bakery & Cafe, LLC	(#,^)	Food Manufacturing	Term Loan	Prime plus 2.75%	7/17/2027	19.1	19.1	19.9	0.01%
Florida Home and Kitchen LLC	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/14/2027	10.2	10.2	9.5	—%
Koep Companies dba Pipestone True value	(#,^)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	7/14/2042	316.3	316.3	338.4	0.11%
Rocks Auto Exchange LLC	(#,^)	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	7/13/2027	11.8	11.8	11.1	—%
McCord Holdings, Inc. dba Fast Signs 176101	(#,^)	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/7/2027	15.9	15.9	15.2	0.01%
Thrifty Market Inc dba Thrifty Foods	(#,^)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	7/6/2027	87.8	87.8	85.2	0.03%
New Chicago Wholesale Bakery Inc.	(#,^)	Food Manufacturing	Term Loan	Prime plus 2.75%	6/30/2027	12.6	12.6	12.8	—%
Qycell Corporation	(#,^)	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/30/2027	64.2	64.2	66.8	0.02%
J. T. O'Neill Company, L.L.C	(#,^)	Real Estate	Term Loan	Prime plus 2.75%	6/30/2027	12.6	12.6	11.8	—%
The Country House Restaurant, LLC and Pelton Real Estate, LLC	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2042	48.3	48.3	53.5	0.02%
Hamilton & Associates Real Estate and Investments Firm LLC	(#,^)	Real Estate	Term Loan	Prime plus 2.75%	6/30/2042	52.3	52.3	57.1	0.02%
JWH Designs, LLC	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/30/2027	89.4	89.4	83.7	0.03%
J&M Civil Construction Services LLC	(#,^)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/30/2027	84.1	84.1	78.8	0.03%
Best Bees Company	(#,^)	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	6/29/2027	18.9	18.9	17.7	0.01%
Stiegelbauer Associates Inc.	(#,^)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2027	262.4	262.4	273.3	0.09%
Ocean Trans LLC and Dehal Trucking LLC	(#,^)	Truck Transportation	Term Loan	Prime plus 2.75%	6/29/2027	517.5	517.5	484.4	0.16%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Performing SBA Unguaranteed Investments (1) (1a) (22)									299,752
Greensboro Plastic Surgical Associates, PA	(#,^)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/29/2042	561.4	561.4	606.0	0.20%
Intellixion LLC	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/29/2027	3.2	3.2	3.0	—%
Malhame & Company Publishers & Importers Inc.	(#,^)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/29/2027	75.7	75.7	70.9	0.02%
Oakhill Farms, LLC	(#,^)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2030	89.3	89.3	94.6	0.03%
Akal Express Inc. dba Truck Trailer Service Stop	(#,^)	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/28/2042	58.0	58.0	64.4	0.02%
Foxhop Fitness, LLC	(#,^)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/28/2027	78.4	78.4	73.9	0.02%
Old Dominion Transportation Group, Inc.	(#,^)	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	6/28/2027	851.8	851.8	812.1	0.27%
Citibin, Inc.	(#,^)	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	6/27/2027	105.2	105.2	98.5	0.03%
Auxiliary Systems Inc.,Sharrick Company, LLC & KMN, LLC	(#,^)	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	6/27/2030	219.0	219.0	229.4	0.08%
WB Cleaners Inc. DBA $2.75 Cleaners	(#,^)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/27/2027	13.8	13.8	14.4	—%
Ains Holding Company, LLC	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/26/2027	909.4	909.4	867.0	0.29%
Four Seasons Laser Center Inc.	(#,^)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/26/2042	211.4	211.4	229.1	0.08%
Rustic LLC	(#,^)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/23/2042	15.7	15.7	16.0	0.01%
Northern Industries, LLC	(#,^)	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/23/2042	55.8	55.8	62.6	0.02%
Vella Construction Enterprises, Inc. dba Vella Construction	(#,^)	Construction of Buildings	Term Loan	Prime plus 2.75%	6/23/2027	18.9	18.9	17.7	0.01%
Birches Group, LLC	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/22/2027	42.1	42.1	39.4	0.01%
Scarlet Spartan Inc.dba FastSigns of Brighton	(#,^)	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/19/2027	25.4	25.4	24.6	0.01%
Don G. Timpton DDS & Associates PA and Indsaad Properties,LLC	(#,^)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/16/2042	386.9	386.9	409.4	0.14%
JAM Media Solutions, LLC	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/15/2027	27.6	27.6	25.9	0.01%
All Regional Recyclers of Wood LLC dba ARROW,Superior Carting,LLC	(#,^)	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/15/2042	300.5	300.5	323.8	0.11%
ESA 365 Corp and Lucathor Realty LLC	(#,^)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/14/2042	21.8	21.8	23.8	0.01%
Hull's Kitchen, LLC and HK Too, LLC	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/14/2042	93.2	93.2	104.4	0.03%
Tele Tax Express Inc., El Rancho Paiso, LLC and Nestor Romero	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/14/2042	89.4	89.4	98.9	0.03%
Susan Hughes dba Aloha Junction B and B	(#,^)	Accommodation	Term Loan	Prime plus 2.75%	6/14/2042	60.0	60.0	67.3	0.02%
Yachting Solutions LLC	(#,^)	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/12/2027	100.0	100.0	99.8	0.03%
Refoleen Inc dba Spice and Tea Exchange	(#,^)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/8/2027	3.0	3.0	2.8	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Performing SBA Unguaranteed Investments (1) (1a) (22)									299,752
SCW, LLC dba Arthur Murray Dance Studio	(#,^)	Educational Services	Term Loan	Prime plus 2.75%	6/2/2042	141.2	141.2	153.3	0.05%
Skydive California, LLC	(#,^)	Educational Services	Term Loan	Prime plus 2.75%	6/2/2027	46.4	46.4	48.3	0.02%
Speaker City, Inc.and Speaker Town, LLC dba Rollin Thunder	(#,^)	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/1/2042	44.2	44.2	48.5	0.02%
Sage Oil LLC	(#,^)	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	5/31/2027	18.8	18.8	17.8	0.01%
Ricnet III, Inc. dba Edible Arrangements	(#,^)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/31/2027	12.4	12.4	11.7	—%
Funtime, LLC and Universal Entertainment Group LLC	(#,^)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/31/2027	55.4	55.4	52.5	0.02%
Impact Grounds Maintenance and Design, Inc.dba Impact Landscaping	(#,^)	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/31/2042	76.7	76.7	85.3	0.03%
Haroon Baig,Inc.dba US1 Petrol	(#,^)	Gasoline Stations	Term Loan	Prime plus 2.75%	5/31/2042	254.9	254.9	285.8	0.10%
Chet Lemon Enterprises LLC dba All American Sports	(#,^)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/26/2042	765.1	765.1	857.9	0.29%
Hurricane Group, Inc.	(#,^)	Other Information Services	Term Loan	Prime plus 2.75%	5/26/2027	62.6	62.6	58.6	0.02%
Eagle Wood Works LLC	(#,^)	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	5/26/2027	10.0	10.0	9.8	—%
Mitchell Auto Repair, LLC and and C&M Mitchell, LLC	(#,^)	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/26/2042	190.8	190.8	209.8	0.07%
Swantown Inn & Spa LLC	(#,^)	Accommodation	Term Loan	Prime plus 2.75%	5/26/2042	122.7	122.7	136.9	0.05%
Jung Design Inc.	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/25/2027	7.5	7.5	7.0	—%
Beyond Waves A Unique Salon LLC and Lori Ann Carlson	(#,^)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/25/2027	12.4	12.4	11.7	—%
Locavore LLC dba Paloma Restaurant	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/25/2027	41.7	41.7	40.1	0.01%
Abdul Naushad MD PC dba Advanced Pain Centers	(#,^)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/25/2042	380.6	380.6	420.6	0.14%
Innovim, LLC	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/24/2027	281.8	281.8	263.8	0.09%
Prestige Construction of Florida, LLC	(#,^)	Construction of Buildings	Term Loan	Prime plus 2.75%	5/23/2042	324.8	324.8	346.5	0.12%
Gill Express Inc. and Gill Express 2 LLC	(#,^)	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/23/2042	327.1	327.1	352.5	0.12%
Hayden Trucking LLC	(#,^)	Truck Transportation	Term Loan	Prime plus 2.75%	5/19/2027	175.1	175.1	174.6	0.06%
Iron Men Home Repair, Inc. and Ironmen House Lifting Inc.	(#,^)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/19/2042	562.4	562.4	614.2	0.20%
Tres K Deli,Grocery,Fruit and Meat Inc.	(#,^)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/19/2027	6.9	6.9	6.8	—%
Mr. B's Bicycles & Mopeds, Inc.	(#,^)	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	5/18/2042	141.7	141.7	154.2	0.05%
Waterford Plumbing Co, Inc.	(#,^)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/18/2027	41.7	41.7	39.6	0.01%
Bay Car Wash LLC	(#,^)	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2042	116.6	116.6	127.5	0.04%
Computech Computers Inc.	(#,^)	Educational Services	Term Loan	Prime plus 2.75%	5/17/2027	41.7	41.7	39.1	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Performing SBA Unguaranteed Investments (1) (1a) (22)									299,752
Batter & Company,LLC dba Batter Co. Dessert Collection	(#,^)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/16/2027	44.9	44.9	42.7	0.01%
5 Stars Learning Center Inc	(#,^)	Social Assistance	Term Loan	Prime plus 2.75%	5/16/2042	59.6	59.6	65.0	0.02%
Arco Electrical Contractors Inc. dba Arco Construction Group	(#,^)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/16/2027	300.1	300.1	294.8	0.10%
Band Sawn Lumber,LLC and Nathan Ryan Adams	(#,^)	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	5/15/2042	110.8	110.8	119.1	0.04%
Sanderson Distribution Inc.	(#,^)	Truck Transportation	Term Loan	Prime plus 2.75%	5/12/2027	8.8	8.8	8.2	—%
SG Linke LLC	(#,^)	Clothing and Clothing Accessories Stores	Term Loan	8.25%	5/12/2027	69.5	69.5	66.9	0.02%
B G F Bobby Q's Inc	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/11/2027	6.3	6.3	6.5	—%
Estelle Finkel Educational Associates,LLC	(#,^)	Educational Services	Term Loan	Prime plus 2.75%	5/11/2027	101.8	101.8	95.3	0.03%
Labmates,LLC	(#,^)	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	5/10/2027	83.5	83.5	84.4	0.03%
NHS, LLC	(#,^)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/9/2042	21.1	21.1	22.0	0.01%
Innovation Transport, LLC	(#,^)	Truck Transportation	Term Loan	Prime plus 2.75%	5/9/2027	65.3	65.3	65.9	0.02%
1872 Rosecrans, LLC dba Goodbar	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/9/2027	53.4	53.4	50.2	0.02%
NHS, LLC	(#,^)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/9/2027	73.9	73.9	71.5	0.02%
Benchmark Building, Inc.	(#,^)	Construction of Buildings	Term Loan	Prime plus 2.75%	5/5/2027	18.8	18.8	17.6	0.01%
Cable Management LLC	(#,^)	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	5/3/2027	47.9	47.9	47.9	0.02%
Fine Arts Center of Easley, Inc. dba Midtown Music	(#,^)	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	5/2/2042	113.5	113.5	127.3	0.04%
Love and Glory Learning Center, Inc.	(#,^)	Social Assistance	Term Loan	Prime plus 2.75%	4/28/2042	75.2	75.2	81.3	0.03%
JMA Inc. dba Primecut and Mezzo; Primecut at Marquee	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/27/2042	214.2	214.2	240.2	0.08%
Sneads Ferry Foods, Inc. dba DQ Grill & Chill	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/27/2042	611.4	611.4	659.3	0.22%
Asheville's Fun Depot, LLC	(#,^)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/26/2027	72.5	72.5	75.5	0.03%
Resident Research, LLC	(#,^)	Other Information Services	Term Loan	Prime plus 2.75%	4/24/2027	73.3	73.3	68.7	0.02%
Getting Even LLC dba The Zoo Health Club	(#,^)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/21/2027	6.2	6.2	6.0	—%
Ralph's Hair Salon, Inc.	(#,^)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/21/2042	48.2	48.2	52.9	0.02%
Condron Brothers LLC DBA Luv 2 Play	(#,^)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/19/2027	99.0	99.0	96.1	0.03%
Butternuts Beer and Ale LLC	(#,^)	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	4/12/2027	61.1	61.1	63.6	0.02%
Landmark Ventures USA, Inc.	(#,^)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	3/31/2027	154.3	154.3	154.0	0.05%
Golden Hen Inc. dba Cafe	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/31/2027	53.3	53.3	53.4	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Performing SBA Unguaranteed Investments (1) (1a) (22)									299,752
Applied Integrated Technologies, Inc.	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/31/2027	102.9	102.9	102.8	0.03%
Bear Trail Lodge LLC	(#,^)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/31/2042	533.2	533.2	609.7	0.20%
MIT LLC	(#,^)	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/31/2042	84.9	84.9	97.3	0.03%
Citizens Lanes, LLC	(#,^)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/31/2042	607.2	607.2	695.9	0.23%
The Altitude Group, LLC and Core Home Security, LLC	(#,^)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/31/2027	38.1	38.1	38.0	0.01%
Schafer Fisheries Inc.	(#,^)	Food Manufacturing	Term Loan	Prime plus 2.75%	3/30/2042	239.9	239.9	274.9	0.09%
KWG Industries LLC dba Peterson & Marsh Metal Industries	(#,^)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/30/2027	24.7	24.7	25.9	0.01%
Sea Smoke Barbeque, Corp and Danwen LLC	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/30/2042	228.2	228.2	258.1	0.09%
Gauri Hospitality Group LLC dba Microtel Inns & Suites by Wyndham	(#,^)	Accommodation	Term Loan	Prime plus 2.75%	3/29/2042	1,019.4	1,019.4	1,167.0	0.39%
H and H Hotshot Services, Inc. dba AA Hotshot & Logistics	(#,^)	Couriers and Messengers	Term Loan	Prime plus 2.75%	3/29/2030	85.9	85.9	87.5	0.03%
Discount Price, LLC dba Robert's Market	(#,^)	Gasoline Stations	Term Loan	Prime plus 2.75%	3/29/2042	199.1	199.1	225.9	0.08%
Douglas K. Soderblom . dba Loma Linda Optometry	(#,^)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/29/2027	82.3	82.3	83.7	0.03%
New England Country Day School, Inc. and Thomas D. Walker	(#,^)	Social Assistance	Term Loan	Prime plus 2.75%	3/28/2042	362.6	362.6	409.6	0.14%
Heil & Hornik LLC dba Elysium Tennis	(#,^)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/27/2042	896.1	896.1	1,011.1	0.34%
Pecos Entertainment LLC dba State Theater and Pecos Inn LLC	(#,^)	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	3/27/2042	396.0	396.0	453.8	0.15%
Robert Dixon PA dba Law Offices of Robert Dixon	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/24/2042	411.4	411.4	471.1	0.16%
Denton Bio Fuels LLC and American Bio Source LLC	(#,^)	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/23/2027	46.9	46.9	47.9	0.02%
Color Graphic Press, Inc.	(#,^)	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/23/2027	98.7	98.7	104.0	0.03%
JBK Truck Trailer and Bus Inc.	(#,^)	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/23/2042	85.6	85.6	96.6	0.03%
Executive Fitness & Nutrition Inc.	(#,^)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/23/2027	16.9	16.9	17.7	0.01%
Baton Rouge Cargo Services Inc. and 6507 Westport, LLC	(#,^)	Truck Transportation	Term Loan	Prime plus 2.75%	3/22/2042	620.6	620.6	706.7	0.24%
Vehicle Safety Supply LLC	(#,^)	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/21/2027	18.5	18.5	18.5	0.01%
J Sivilis LLC dba Pet Wants	(#,^)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/17/2027	10.1	10.1	10.2	—%
Reservoir International LLC	(#,^)	Educational Services	Term Loan	Prime plus 2.75%	3/16/2027	81.8	81.8	84.0	0.03%
The Purple Cow House of Pancake Inc	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/16/2042	155.0	155.0	177.7	0.06%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Performing SBA Unguaranteed Investments (1) (1a) (22)									299,752
Texcor, Inc.dba Texas Corral,Texas Coral Restaurants II, Inc. T.C. of	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/16/2027	247.7	247.7	260.8	0.09%
1MTX LLC and Sunrise Transportation and Logistics, LLC and Mustafa	(#,^)	Truck Transportation	Term Loan	Prime plus 2.75%	3/13/2027	558.0	558.0	557.2	0.19%
Dwayne Bernard Tate	(#,^)	Truck Transportation	Term Loan	Prime plus 2.75%	3/10/2027	8.6	8.6	8.8	—%
Elegant Occasions, LLC dba E Productions	(#,^)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/10/2042	568.4	568.4	642.4	0.21%
E & P Holdings 1 LLC and Evans & Paul Unlimited Corp. and Evans	(#,^)	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	3/9/2027	102.8	102.8	103.5	0.03%
Anthony LLC dba Star of Woodward Market	(#,^)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/9/2042	111.4	111.4	127.7	0.04%
Allegro Assisted Living Of Texas	(#,^)	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	3/6/2027	79.0	79.0	83.2	0.03%
Podium Auto Sales Inc and RRS Property, LLC	(#,^)	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/3/2042	87.6	87.6	98.8	0.03%
Getting Even LLC dba The Zoo Health Club	(#,^)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2027	78.5	78.5	79.6	0.03%
SSI Refrigerated Express Inc. and Robert M Stallone dba SSI Express	(#,^)	Truck Transportation	Term Loan	Prime plus 2.75%	2/28/2027	187.8	187.8	187.5	0.06%
Weeping Willow Kennels, Inc and Aileen N Black	(#,^)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2042	134.9	134.9	153.2	0.05%
Teracore Inc.	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/27/2027	133.6	133.6	133.4	0.04%
McNally Enterprises Inc.	(#,^)	Administrative and Support Services	Term Loan	Prime plus 2.75%	2/27/2027	52.9	52.9	53.6	0.02%
Total Document Solutions Inc and,TDS Services, LLC	(#,^)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	2/27/2030	273.0	273.0	284.0	0.09%
TMJ Pizza Mesa LLC dba Rosati's Pizza Restaurant	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/24/2027	61.3	61.3	63.9	0.02%
3W Enterprises LLC	(#,^)	Textile Product Mills	Term Loan	Prime plus 2.75%	2/24/2042	63.0	63.0	71.9	0.02%
B & J Bicycle Shop Inc.	(#,^)	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	2/24/2027	5.7	5.7	6.0	—%
DER Services, LLC dba A.K.A. Sports	(#,^)	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	2/17/2042	38.6	38.6	44.2	0.01%
Ameritube, LLC and Ravone Properties, LLC	(#,^)	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	2/14/2042	178.5	178.5	204.6	0.07%
Baton Rouge Cargo Services Inc. and 2808 Court Street, LLC	(#,^)	Truck Transportation	Term Loan	Prime plus 2.75%	2/10/2042	238.5	238.5	271.6	0.09%
Marvic Enterprises Inc dba Jordan's Liquor	(#,^)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/10/2042	211.1	211.1	239.8	0.08%
Maximo Canot dba Wash and Dry Laundrymat	(#,^)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/10/2042	132.7	132.7	151.2	0.05%
Sushiya Inc.	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/10/2027	15.3	15.3	15.5	0.01%
Harrison Logging Company LLC	(#,^)	Forestry and Logging	Term Loan	Prime plus 2.75%	2/9/2027	86.7	86.7	88.3	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Performing SBA Unguaranteed Investments (1) (1a) (22)									299,752
8 Minute Oil Change Auto Repair & Tire Center and Jumir L.L.C.	(#,^)	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/7/2042	316.4	316.4	355.4	0.12%
DBMS Consulting, Inc.	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/1/2042	178.3	178.3	200.2	0.07%
Brandco, LLC	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/31/2027	35.4	35.4	35.3	0.01%
Chidlren's House Learning, Inc and Tarps Investment Group	(#,^)	Social Assistance	Term Loan	Prime plus 2.75%	1/31/2042	309.4	309.4	349.6	0.12%
Fave Realty Inc.	(#,^)	Real Estate	Term Loan	Prime plus 2.75%	1/30/2042	52.5	52.5	59.5	0.02%
Return to Excellence Inc	(#,^)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	1/27/2027	15.6	15.6	16.4	0.01%
SRC Publishing LLC	(#,^)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	1/27/2027	18.2	18.2	18.2	0.01%
ZMKNY Tires Inc dba Houston International Tires	(#,^)	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	1/27/2042	103.7	103.7	118.8	0.04%
House of Bread & Coffee Corp dba Casa Do Pao	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/27/2042	167.9	167.9	186.9	0.06%
Fox Valley Rentals & Investments LLC and Brian M Tomaszewski	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/20/2042	40.9	40.9	46.1	0.02%
Jolibe LLC and Jolibe Atelier LLC	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/18/2027	8.5	8.5	8.6	—%
Eickmann Management Group LLC dba Jimmy Johns of Dundee	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/17/2027	80.6	80.6	84.5	0.03%
Fullbro Trust dba Menemsha Blues	(#,^)	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	1/13/2027	18.2	18.2	19.2	0.01%
Echelon Enterprises, Inc	(#,^)	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	1/10/2027	40.5	40.5	42.6	0.01%
Fort Smith Wings Inc. dba Wing Stop	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/28/2026	15.6	15.6	15.8	0.01%
Jacliff Investments Inc. dba International health Technologies	(#,^)	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	12/23/2026	100.2	100.2	99.9	0.03%
Metropolitan Solutions Group Inc.	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/19/2041	264.0	264.0	294.2	0.10%
Means Enterprises LLC dba FastFrame Frisco	(#,^)	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/16/2026	18.0	18.0	18.1	0.01%
Soon Im. Chin dba Stan C-Store	(#,^)	Gasoline Stations	Term Loan	Prime plus 2.75%	12/15/2041	204.0	204.0	232.6	0.08%
Sempco, Inc.	(#,^)	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/15/2041	40.3	40.3	46.1	0.02%
Elita 7, LLC	(#,^)	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	12/15/2041	683.9	683.9	776.2	0.26%
Techni-Pro Institute LLC	(#,^)	Educational Services	Term Loan	Prime plus 2.75%	12/15/2026	152.3	152.3	153.5	0.05%
New Chicago Wholesale Bakery, Inc.	(#,^)	Food Manufacturing	Term Loan	Prime plus 2.75%	12/15/2041	435.2	435.2	489.0	0.16%
HMG Strategy, LLC	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/14/2026	40.1	40.1	40.0	0.01%
Cardinal Homes Inc. and Bret A Berneche	(#,^)	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	12/14/2041	116.7	116.7	133.6	0.04%
Trison Enterprises Inc.dba Lee's Automotive	(#,^)	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/14/2041	391.1	391.1	442.8	0.15%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Performing SBA Unguaranteed Investments (1) (1a) (22)									299,752
Cardinal Homes Inc,.Alouette Holdings Inc., Bret Berneche	(#,^)	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	12/14/2026	868.8	868.8	913.3	0.30%
AGG Management Team LLC dba Chevron	(#,^)	Gasoline Stations	Term Loan	Prime plus 2.75%	12/14/2041	276.0	276.0	315.9	0.11%
Wayfarer Bicycle LLC	(#,^)	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	12/13/2041	88.8	88.8	99.3	0.03%
Success Advertising Inc.	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/13/2041	447.8	447.8	510.9	0.17%
Roast Beef Levittown LLC dba Arby's	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/13/2026	170.4	170.4	179.1	0.06%
Myndshft Technologies LLC	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/9/2026	621.3	621.3	628.9	0.21%
Mack Team Enterprises Inc.dba The UPS Store #6815	(#,^)	Couriers and Messengers	Term Loan	Prime plus 2.75%	12/9/2026	16.4	16.4	16.6	0.01%
Recycling Revolution,LLC	(#,^)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/9/2041	88.7	88.7	99.9	0.03%
Imagine By Carleen Inc.	(#,^)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/8/2041	50.4	50.4	56.9	0.02%
Hanson's Greeks LLC	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/8/2026	9.0	9.0	9.5	—%
New Life Hospital LLC	(#,^)	Hospitals	Term Loan	Prime plus 2.75%	12/8/2041	1,171.8	1,171.8	1,341.5	0.45%
Yachting Solutions LLC	(#,^)	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/7/2029	61.7	61.7	64.7	0.02%
Lilo Holdings LLC	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/5/2026	12.9	12.9	13.2	—%
Noso Development LLC	(#,^)	Construction of Buildings	Term Loan	Prime plus 2.75%	12/1/2026	60.1	60.1	59.9	0.02%
Sharaz Shah DBA Thomas Jewelers	(#,^)	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	11/30/2026	6.4	6.4	6.4	—%
Studio Find It Georgia, Inc.	(#,^)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/30/2026	6.0	6.0	6.0	—%
Imaginarium Foods LLC,	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2042	360.6	360.6	409.2	0.14%
RD Management, LLC	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/30/2026	169.8	169.8	170.0	0.06%
B4 Fitness LLC dba The Zoo Health Club	(#,^)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/30/2026	18.5	18.5	18.7	0.01%
Quick Ship, LLC	(#,^)	Couriers and Messengers	Term Loan	Prime plus 2.75%	11/30/2026	8.3	8.3	8.3	—%
Pebble Wood Lane, LLC and Good Sam's Assisted Living Resiidence,LLC	(#,^)	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	11/30/2041	64.7	64.7	74.1	0.02%
Access Staffing, LLC	(#,^)	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/29/2026	931.0	931.0	928.0	0.31%
Usman Jalil, LLC dba Food Mart	(#,^)	Gasoline Stations	Term Loan	Prime plus 2.75%	11/29/2041	223.9	223.9	250.2	0.08%
CRK Mens, LLC dba Spiff for Men	(#,^)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/23/2026	87.5	87.5	87.9	0.03%
Merchant Coterie, Inc.	(#,^)	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	11/23/2026	99.3	99.3	99.0	0.03%
Hafa Adai Signs and Graphics LLC dba Fastsigns of Auburn -#281901	(#,^)	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/23/2026	47.7	47.7	47.7	0.02%
WPN Recycling Company LLC	(#,^)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/23/2026	17.9	17.9	18.8	0.01%
Bouquet Restaurant LLC	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/22/2041	120.0	120.0	135.7	0.05%
JBK Truck Trailer and Bus Inc.	(#,^)	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/22/2041	398.0	398.0	449.3	0.15%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Performing SBA Unguaranteed Investments (1) (1a) (22)									299,752
Broms Asset Management LLC	(#,^)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	11/22/2026	99.1	99.1	98.8	0.03%
6E Technologies LLC	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/22/2026	126.7	126.7	130.1	0.04%
Skaggs RV Outlet LLC	(#,^)	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/21/2026	79.4	79.4	83.5	0.03%
Catherine Christine Morin dba Purr-Fect Pets	(#,^)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/17/2026	14.9	14.9	14.8	—%
Stratmar Systems Inc dba Stratmar Retail Services	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/16/2026	54.4	54.4	57.2	0.02%
Hoosier Health Plus, LLC	(#,^)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/15/2026	94.3	94.3	97.6	0.03%
J. A. Kohlhepp Sons, Inc. dba Kohlhepp's True Value	(#,^)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/10/2041	438.5	438.5	497.9	0.17%
Panther Ironworks and Rigging Solutions LLC	(#,^)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/10/2026	126.1	126.1	128.9	0.04%
J. A. Kohlhepp Sons, Inc. dba Kohlhepp's True Value	(#,^)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/10/2026	172.1	172.1	179.9	0.06%
Hackensack Steel Corporation and Luzerne Ironworks Inc	(#,^)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/10/2026	196.4	196.4	206.5	0.07%
Rich's Food Stores LLC dba Hwy 55 of Wallace	(#,^)	Food Services and Drinking Places	Term Loan	8.25%	11/9/2026	37.1	37.1	35.0	0.01%
MIK LLC dba Firehouse Subs	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/9/2026	168.8	168.8	169.0	0.06%
Dyer Properties, LLC and Bayview Pharmacy, Inc.	(#,^)	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	11/9/2041	230.1	230.1	258.6	0.09%
Big Apple Entertainment Partners LLC	(#,^)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/9/2026	139.0	139.0	138.6	0.05%
Fine Line Interiors, Inc.	(#,^)	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/4/2041	65.5	65.5	75.0	0.03%
131 Miles LLC and Ohm Shubh Laxmi, LLC. dba Mr Hero	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/3/2041	121.2	121.2	137.6	0.05%
Glocecol LLC	(#,^)	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/1/2026	59.6	59.6	62.6	0.02%
Veracruz Shabo, LLC Waterfalls Quick Lube LLC	(#,^)	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/1/2041	116.2	116.2	131.9	0.04%
Woodstock Enterprises Corp dba True Scent Candle Co	(#,^)	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	10/31/2041	85.0	85.0	95.1	0.03%
Bloomquist Communications Inc.	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2026	47.2	47.2	47.1	0.02%
Moolchan Enterprises LLC dba Staying Green	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2026	8.6	8.6	9.1	—%
Elite Structures Inc	(#,^)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/27/2029	194.6	194.6	206.5	0.07%
FibAire Communications, LLC	(#,^)	Telecommunications	Term Loan	Prime plus 2.75%	10/27/2026	85.0	85.0	87.0	0.03%
Blakeslee Arpaia Chapman Inc and Chapman Construction Services LLC	(#,^)	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	10/24/2026	334.5	334.5	351.6	0.12%
Worldwide Estate, Inc. dba Washington Heights Manor	(#,^)	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	10/21/2041	214.9	214.9	246.0	0.08%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Performing SBA Unguaranteed Investments (1) (1a) (22)									299,752
Gold Wind Logistics LLC	(#,^)	Truck Transportation	Term Loan	Prime plus 2.75%	10/20/2041	168.6	168.6	193.1	0.06%
Speaker City, Inc. dba Rollin Thunder	(#,^)	Electronics and Appliance Stores	Term Loan	Prime plus 2.75%	10/14/2041	119.7	119.7	135.8	0.05%
Maine Service Corp	(#,^)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	10/13/2026	129.9	129.9	135.1	0.05%
Justin Partlow	(#,^)	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	10/13/2026	15.3	15.3	15.3	0.01%
Reliable Recovery Services LLC	(#,^)	Support Activities for Transportation	Term Loan	Prime plus 2.75%	10/7/2026	88.6	88.6	90.4	0.03%
Wyspen Corporation dba Charlestown Ace	(#,^)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	10/3/2026	28.3	28.3	28.2	0.01%
Ailky Corporation	(#,^)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	10/3/2026	186.7	186.7	188.0	0.06%
MegaPhase, LLC	(#,^)	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	9/30/2026	116.7	116.7	121.6	0.04%
Adelwerth Bus Corporation, Transportation Leasing Corp.	(#,^)	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2029	557.1	557.1	587.9	0.20%
Adelwerth Bus Corp.	(#,^)	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2041	231.9	231.9	260.6	0.09%
Seaway LLC and Reklaw LLC dba Allure Lounge	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2041	131.0	131.0	149.8	0.05%
JJA Transportation Management Inc.	(#,^)	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2026	40.9	40.9	40.7	0.01%
Graphics,Type and Color Enterprises Inc dba Clubflyers.com and GTC Med	(#,^)	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	9/28/2041	821.5	821.5	939.3	0.31%
Beadon Inc	(#,^)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/28/2026	17.5	17.5	18.4	0.01%
CNC Precision Machine, Inc.	(#,^)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/28/2041	1,228.3	1,228.3	1,383.5	0.46%
CD Game Exchange Inc.	(#,^)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/28/2026	17.5	17.5	17.4	0.01%
Kyle M Walker DDS, PC	(#,^)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/27/2026	180.0	180.0	181.0	0.06%
Luna Nueva LLC dba Bio Builders	(#,^)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/27/2026	12.1	12.1	12.2	—%
Reynolds Fence & Guardrail Inc.	(#,^)	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/27/2026	490.0	490.0	508.0	0.17%
Luv 2 Play Nor Cal, LLC dba Luv 2 Play	(#,^)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/27/2026	40.9	40.9	41.4	0.01%
Sarah S Olelewe MD Inc	(#,^)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/26/2041	278.8	278.8	314.6	0.10%
TPFC,LLC dbaThe Picture Frame Company	(#,^)	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/26/2041	56.0	56.0	63.2	0.02%
PeopleBest Inc.	(#,^)	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/26/2026	11.7	11.7	11.6	—%
Ridge Road Equestrian LLC dba Ricochet Ridge Ranch	(#,^)	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	9/26/2026	7.0	7.0	7.3	—%
B4 Fitness LLC dba The Zoo Health Club	(#,^)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/23/2026	70.1	70.1	70.8	0.02%
Wrecking Crew Media LLC	(#,^)	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/21/2026	38.9	38.9	38.7	0.01%
Cuppiecakes LLC	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/21/2041	21.4	21.4	24.2	0.01%
Consulting Solutions Inc. and Mark Luciani	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/20/2026	17.5	17.5	18.0	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Performing SBA Unguaranteed Investments (1) (1a) (22)									299,752
Benoit's Towing and Recovery LLC	(#,^)	Support Activities for Transportation	Term Loan	Prime plus 2.75%	9/20/2026	9.3	9.3	9.3	—%
Eyncon LLC	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/16/2041	47.6	47.6	53.9	0.02%
Atlantic Alarm Systems and Services LLC	(#,^)	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/14/2026	12.0	12.0	12.1	—%
Rich's Food Stores LLC dba Hwy 55 of Wallace	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/14/2026	121.8	121.8	124.9	0.04%
Metropet Dog Center, Inc	(#,^)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/13/2041	104.1	104.1	117.9	0.04%
Marquis Cattle Company	(#,^)	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	9/13/2026	39.3	39.3	41.2	0.01%
Bingham Enterprises, Inc and Full Belli Deli and Sausage Company	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/12/2041	78.6	78.6	88.0	0.03%
SRA Mechanicial Inc	(#,^)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/6/2041	41.7	41.7	47.6	0.02%
Sandia Enterprises Inc dba Massage Envy Spa	(#,^)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/6/2026	33.1	33.1	32.9	0.01%
Animal Intrusion Prevention Systems Holding Company, LLC dba Critter	(#,^)	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/30/2026	98.7	98.7	99.2	0.03%
Raem Corporation dba Dryclean Express	(#,^)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/29/2041	68.9	68.9	78.6	0.03%
Warren Dale Warrington dba Custom Paint and Body	(#,^)	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/26/2041	96.4	96.4	109.4	0.04%
Albert Basse Associates Inc	(#,^)	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	8/25/2026	47.6	47.6	50.0	0.02%
Rosmel Pools Inc	(#,^)	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/25/2026	17.3	17.3	17.4	0.01%
Avery Management Inc. dba Whetstone Upholstery	(#,^)	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/25/2026	7.9	7.9	7.8	—%
Tabadesa Associates Inc.	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/25/2026	17.3	17.3	17.3	0.01%
TR Companies LLC dba Liberty Rental 4 U	(#,^)	Rental and Leasing Services	Term Loan	Prime plus 2.75%	8/25/2026	69.4	69.4	69.1	0.02%
Sambella Holdings, LLC and Strike Zone Entertainment Center LLC	(#,^)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/24/2041	492.0	492.0	561.8	0.19%
Luv 2 Play Temecula, LLC	(#,^)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/15/2026	46.3	46.3	46.0	0.02%
2 Cool Beans LLC dba Menchies's Frozen Yogurt	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/11/2026	63.6	63.6	63.3	0.02%
Grayson O Company	(#,^)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	8/10/2041	594.3	594.3	679.1	0.23%
Paul Belanger dba Paul Belanger Landscaping	(#,^)	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/9/2026	11.6	11.6	11.5	—%
The Hungry Rhino LLC	(#,^)	Real Estate	Term Loan	Prime plus 2.75%	7/29/2041	72.4	72.4	81.6	0.03%
USA General Investment LLC dba Braniff Paint and Body Shop	(#,^)	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/29/2026	17.2	17.2	17.3	0.01%
Little Tree Huggers Child Care LLC	(#,^)	Social Assistance	Term Loan	Prime plus 2.75%	7/29/2041	132.9	132.9	152.0	0.05%
303 Tower Drive LLC	(#,^)	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/29/2041	379.9	379.9	432.1	0.14%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Performing SBA Unguaranteed Investments (1) (1a) (22)									299,752
Big Apple Entertainment Partners LLC dba Ripley's Believe It or Not	(#,^)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/28/2026	229.1	229.1	228.0	0.08%
676 Club LP dba The Green Door Tavern/The Drifter	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/28/2041	636.0	636.0	725.4	0.24%
Intrepid Trinity LLC	(#,^)	Nonstore Retailers	Term Loan	Prime plus 2.75%	7/28/2041	59.3	59.3	67.3	0.02%
Apple Tree NC Inc dba Williams Farm & Garden Center	(#,^)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	7/28/2041	322.5	322.5	362.4	0.12%
EPEC Juice LLC dba Jamba Juice	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/27/2026	63.8	63.8	63.5	0.02%
JAG Unit 1, LLC dba Arooga's Grille House and Sports Bar	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/27/2026	95.4	95.4	95.0	0.03%
Pinco Pizza LLC dba Jet's Pizza	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/27/2026	56.3	56.3	59.1	0.02%
The Grasso Companies, LLC and Grasso Pavement Maintenance, LLC	(#,^)	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	7/26/2026	69.2	69.2	70.6	0.02%
My Sainath Inc dba Motel 6	(#,^)	Accommodation	Term Loan	Prime plus 2.75%	7/22/2041	289.9	289.9	330.0	0.11%
Robert G Larson State Farm Insurance	(#,^)	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/22/2026	17.2	17.2	17.1	0.01%
J and D Resources LLC dba Aqua Science	(#,^)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2026	90.0	90.0	89.9	0.03%
Robert P Daniels dba Ginger and Friend's Peppermint Village Gift Shop	(#,^)	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	7/18/2026	12.0	12.0	12.0	—%
Franklin Firm LLC dba Luv 2 Play	(#,^)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/15/2041	152.8	152.8	173.0	0.06%
Jacob Rugs LLC dba Rugs Outlet	(#,^)	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	7/13/2026	50.1	50.1	52.6	0.02%
RM Hawkins LLC dba Pure Water Tech West	(#,^)	Nonstore Retailers	Term Loan	Prime plus 2.75%	7/7/2026	38.1	38.1	39.6	0.01%
Nevey's LLC dba Stark Food III	(#,^)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/30/2041	279.5	279.5	318.2	0.11%
Martin Inventory Management LLC	(#,^)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/30/2026	18.7	18.7	19.6	0.01%
P L H Pharmaco Inc dba Farmacia San Jose	(#,^)	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	6/30/2026	127.0	127.0	133.0	0.04%
Corning Lumber Company Inc and Frank R Close and Son Inc	(#,^)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/30/2029	163.0	163.0	174.2	0.06%
Desert Tacos LLC	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2026	76.7	76.7	79.0	0.03%
VMA Technologies LLC	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/30/2026	17.0	17.0	16.9	0.01%
WGI, LLC dba Williams Grant Inn	(#,^)	Accommodation	Term Loan	Prime plus 2.75%	6/29/2041	116.4	116.4	131.7	0.04%
O.D.S. Inc dba Four Seasons Health & Racquet and Step 'N' Motion, Inc	(#,^)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/29/2026	105.9	105.9	106.2	0.04%
KWG Industries, LLC dba Peterson & Marsh Metal Industries	(#,^)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/29/2041	288.8	288.8	327.6	0.11%
E & P Holdings 1 LLC and Evans & Paul LLC	(#,^)	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	6/28/2026	102.1	102.1	102.7	0.03%
MaidPro Marin dba MaidPro	(#,^)	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/28/2026	13.3	13.3	13.2	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Performing SBA Unguaranteed Investments (1) (1a) (22)									299,752
Edge Pest Control LLC	(#,^)	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/27/2026	567.1	567.1	563.3	0.19%
JumboMarkets Inc dba Rines Jumbomarkets	(#,^)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/24/2026	37.8	37.8	37.6	0.01%
Island Time Investments, LLC dba Swantown Inn Bed & Breakfast	(#,^)	Accommodation	Term Loan	Prime plus 2.75%	6/24/2041	95.9	95.9	109.6	0.04%
Shooting Sports Academy LLC and Jetaa LLC dba Shooting Sports Academy	(#,^)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/23/2041	472.2	472.2	528.3	0.18%
Visual Advantage LLC dba Signs Now Perryberg	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/23/2041	86.6	86.6	97.4	0.03%
Long Island Comedy LLC dba Governors and New York Comedy, LLC	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/23/2041	177.7	177.7	200.7	0.07%
Bagelicious, LLC	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/17/2026	41.2	41.2	41.1	0.01%
NKJ Lusby Donuts LLC	(#,^)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/16/2026	17.0	17.0	16.9	0.01%
Winegirl Wines LLC	(#,^)	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	6/16/2026	8.5	8.5	8.9	—%
Blue Eagle Transport Inc, Greeneagle Transport Inc and Golden Eagle	(#,^)	Couriers and Messengers	Term Loan	Prime plus 2.75%	6/16/2026	407.5	407.5	404.8	0.14%
Jai-Alexia Consulting, Inc.	(#,^)	Couriers and Messengers	Term Loan	Prime plus 2.75%	6/15/2026	8.9	8.9	8.9	—%
Pumpkin Patch Child Care of Southington, LLC and Giuseppe Pugliares	(#,^)	Social Assistance	Term Loan	Prime plus 2%	6/15/2041	485.5	485.5	521.1	0.17%
Refoleen Inc dba Spice and Tea Exchange	(#,^)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/10/2026	65.5	65.5	65.0	0.02%
Luv 2 Play AZ LLC	(#,^)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/10/2026	47.3	47.3	49.5	0.02%
Larry H. Patterson and Rainbow Movers, Inc	(#,^)	Truck Transportation	Term Loan	Prime plus 2.75%	6/6/2026	17.0	17.0	16.9	0.01%
ScimTech Industries Inc dba Archer Aerospace	(#,^)	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	6/6/2026	9.1	9.1	9.0	—%
Solvit Inc and Solvit North Inc	(#,^)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/3/2026	188.2	188.2	190.5	0.06%
AP5 LLC dba Krauser's Food Store	(#,^)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/2/2041	183.7	183.7	209.6	0.07%
ATI Jet Inc	(#,^)	Air Transportation	Term Loan	Prime plus 2.75%	5/31/2026	404.9	404.9	409.2	0.14%
Angelo Faia dba AVF Construction	(#,^)	Construction of Buildings	Term Loan	Prime plus 2.75%	5/27/2041	94.2	94.2	106.2	0.04%
Premier Athletic Center of Ohio, Inc	(#,^)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/27/2026	65.5	65.5	68.6	0.02%
Jack Frost Firewood Inc. and David Dubinsky	(#,^)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/26/2041	195.1	195.1	219.5	0.07%
Mersada Holdings LLC	(#,^)	Nonstore Retailers	Term Loan	Prime plus 2.75%	5/26/2026	252.7	252.7	264.6	0.09%
Southwest Division Inc	(#,^)	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	5/26/2026	6.2	6.2	6.3	—%
International Kitchen Supply LLC	(#,^)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/25/2026	139.8	139.8	141.9	0.05%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Performing SBA Unguaranteed Investments (1) (1a) (22)									299,752
Groth Lumber Co. Inc. dba True Value	(#,^)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/25/2026	16.8	16.8	17.6	0.01%
Island Life Graphics Inc dba FASTSIGNS #576	(#,^)	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	5/24/2026	16.8	16.8	16.8	0.01%
Powerspec Inc	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/24/2026	65.3	65.3	64.9	0.02%
Horseshoe Barbecue, LLC	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/23/2029	9.0	9.0	9.6	—%
Pro Auto Repair LLC	(#,^)	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/20/2026	5.5	5.5	5.8	—%
National Air Cargo Holdings Inc	(#,^)	Air Transportation	Term Loan	Prime plus 2.75%	5/20/2026	935.9	935.9	980.2	0.33%
Elderfriend Inc dba Granny Nannies dba GN Live Scan	(#,^)	Social Assistance	Term Loan	Prime plus 2.75%	5/20/2026	9.5	9.5	9.5	—%
Dedicated Incorporated	(#,^)	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/18/2041	44.0	44.0	49.8	0.02%
J&A Laundromat Inc.	(#,^)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/18/2026	50.5	50.5	50.7	0.02%
HBA LLC dba Palmetto Twist-Vista	(#,^)	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2026	14.5	14.5	14.6	—%
Studio Find It Georgia Inc	(#,^)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/13/2026	16.8	16.8	16.9	0.01%
FJN Catering Inc	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/13/2041	248.9	248.9	284.0	0.09%
Pumpkin Patch Inc and Christine Feliciano and Antonio Feliciano	(#,^)	Social Assistance	Term Loan	Prime plus 2.75%	5/12/2041	125.3	125.3	141.2	0.05%
Sabir Inc. dba Bear Diner	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/11/2041	117.2	117.2	133.2	0.04%
Gator D'Lites LLC dba D'Lites Emporium	(#,^)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/5/2026	16.8	16.8	16.7	0.01%
Marc S. Rosenberg P.C. dba Mammuth and Rosenberg	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/29/2026	16.7	16.7	16.6	0.01%
Keller, Fishback & Jackson LLP	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/29/2026	95.0	95.0	99.5	0.03%
Hard Exercise Works Winter Park LLC	(#,^)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/29/2026	30.2	30.2	30.0	0.01%
Loriet LLC	(#,^)	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	4/29/2026	5.6	5.6	5.5	—%
Warner Home Comfort, LLC dba Smith Piping	(#,^)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/29/2041	77.9	77.9	87.8	0.03%
May-Craft Fiberglass Products Inc	(#,^)	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	4/29/2041	233.7	233.7	266.9	0.09%
Alpha Omega Trucking LLC	(#,^)	Truck Transportation	Term Loan	Prime plus 2.75%	4/29/2041	166.0	166.0	189.6	0.06%
Empowerschool LLC and Empower Autism Academy, LLC	(#,^)	Social Assistance	Term Loan	Prime plus 2.75%	4/29/2041	143.4	143.4	163.8	0.05%
Costume World Inc	(#,^)	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	4/28/2041	1,181.6	1,181.6	1,349.5	0.45%
Pecos Inn LLC dba Econo Lodge	(#,^)	Accommodation	Term Loan	Prime plus 2.75%	4/28/2041	637.2	637.2	724.4	0.24%
Accent Comfort Services, LLC	(#,^)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/26/2026	66.7	66.7	66.3	0.02%
Automotive Core Recycling, LLC and 828 Old Colony Road, LLC	(#,^)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	4/22/2041	236.0	236.0	262.9	0.09%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Performing SBA Unguaranteed Investments (1) (1a) (22)									299,752
McIntosh Trail Management Services Organization Inc	(#,^)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/22/2041	401.7	401.7	458.8	0.15%
AAA Mill Direct, Inc. dba Carpet Mill Outlets	(#,^)	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	4/21/2026	5.8	5.8	6.1	—%
Sushiya Inc	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/12/2026	64.9	64.9	65.5	0.02%
KNS Early Learning Academy LLC	(#,^)	Social Assistance	Term Loan	Prime plus 2.75%	4/6/2041	48.2	48.2	54.2	0.02%
Waterfalls Quick Lube LLC and Veracruz Shabo LLC	(#,^)	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/6/2041	262.8	262.8	297.8	0.10%
Cameo Carter, MD A Professional Corporation dba The Garden Pediatric	(#,^)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/31/2026	55.0	55.0	56.6	0.02%
Christian Soderquist dba Soderquist Plumbing and Heating LLC	(#,^)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/31/2041	53.5	53.5	61.8	0.02%
Gill Express Inc and Blue Speed LLC	(#,^)	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/31/2041	488.2	488.2	561.2	0.19%
Dana A. Farley dba Independent Cabinets	(#,^)	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	3/31/2041	63.1	63.1	72.9	0.02%
Vehicle Safety Supply LLC	(#,^)	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/31/2026	16.5	16.5	17.0	0.01%
Men of Steel Enterprises LLC and Vogelbacher Properties LLC	(#,^)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/31/2041	370.9	370.9	423.1	0.14%
Wyldewood Cellars, Inc.	(#,^)	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	3/30/2041	960.1	960.1	1,097.9	0.37%
NOSO Development, LLC	(#,^)	Construction of Buildings	Term Loan	Prime plus 2.75%	3/30/2026	137.6	137.6	141.5	0.05%
MTS Car Service LLC	(#,^)	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	3/30/2026	7.7	7.7	7.9	—%
Beale Street Blues Company-West Palm Beach, LLC dba Lafayette’s-West	(#,^)	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	3/30/2026	68.8	68.8	71.1	0.02%
Tom Sawyer Country Restaurant LLC and AM 3208 LLC	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/30/2041	244.1	244.1	281.7	0.09%
Gordon Rogers and Heidi Rogers dba Stone House Motor Inn	(#,^)	Accommodation	Term Loan	Prime plus 2.75%	3/30/2026	16.7	16.7	17.6	0.01%
Barrocas Gym LLC dba Snap Fitness	(#,^)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/29/2026	14.3	14.3	14.9	—%
Vinmar Inc. dba Locanda Portofino	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/29/2026	59.6	59.6	61.3	0.02%
Marathon Engineering Corporation	(#,^)	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	3/28/2041	42.4	42.4	48.9	0.02%
PHCDC1 LLC dba Quarter + Glory and Public House Collective, Corp.	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/28/2026	36.7	36.7	38.1	0.01%
Revolution Physical Therapy LLC dba Apex Network Physical Therapy	(#,^)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/25/2026	16.7	16.7	17.3	0.01%
International Construction Inc	(#,^)	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	3/24/2041	45.9	45.9	52.8	0.02%
ActKnowledge, Inc.	(#,^)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/24/2026	91.7	91.7	96.5	0.03%
Flooring Liquidators Inc and Premier Flooring Yonkers Inc and Flooring	(#,^)	Specialty Trade Contractors	Term Loan	8.25%	3/24/2026	39.1	39.1	38.0	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Performing SBA Unguaranteed Investments (1) (1a) (22)									299,752
Precious Care LLC and Precious Care Management LLC	(#,^)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/21/2026	408.4	408.4	420.6	0.14%
Media Capital Partners, Inc	(#,^)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	3/21/2026	16.5	16.5	16.9	0.01%
Kekoa Enterprises Inc dba Signarama Sandy	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/18/2026	36.3	36.3	37.4	0.01%
Taylors Zinn Enterprises Inc dba Eons Auto Care Inc	(#,^)	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/18/2041	76.1	76.1	87.9	0.03%
ERT Group Inc and Curt's Tools Inspection Inc	(#,^)	Support Activities for Mining	Term Loan	Prime plus 2.75%	3/18/2041	1,186.2	1,186.2	1,362.7	0.45%
Brian T Rice dba BD Logging	(#,^)	Forestry and Logging	Term Loan	Prime plus 2.75%	3/17/2026	1.3	1.3	1.4	—%
Evergreen Pallet LLC and Evergreen Recycle LLC	(#,^)	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	3/16/2026	912.8	912.8	946.6	0.32%
K Soles Corp dba Max Collections	(#,^)	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/16/2026	16.5	16.5	17.0	0.01%
R & D Enterprises Inc dba My Pool Man	(#,^)	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/15/2026	36.7	36.7	37.7	0.01%
HEWZ, LLC dba Hard Exercise Works	(#,^)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/14/2026	16.5	16.5	16.9	0.01%
Mustafa Inc and Raouf Properties LLC	(#,^)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/14/2041	71.3	71.3	82.3	0.03%
ABCs & 123s Infant and Child Care Center LP	(#,^)	Social Assistance	Term Loan	Prime plus 2.75%	3/11/2026	8.3	8.3	8.5	—%
Accuair Control Systems LLC dba Accuair Suspension	(#,^)	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	3/11/2026	110.1	110.1	113.6	0.04%
Magill Truck Line LLC and Jeff J. Ralls	(#,^)	Truck Transportation	Term Loan	8%	3/11/2029	186.2	186.2	176.6	0.06%
Dupre Capital LLC dba Fastsigns	(#,^)	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	3/11/2026	42.8	42.8	44.1	0.01%
Country Paint and Hardware Inc	(#,^)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/11/2026	64.1	64.1	66.2	0.02%
State Painting & Decorating Co., Inc.	(#,^)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/10/2026	77.6	77.6	79.8	0.03%
Step Up Academy of the Arts LLC	(#,^)	Educational Services	Term Loan	Prime plus 2.75%	3/9/2026	5.9	5.9	6.1	—%
Faith Summit Supply Inc dba Summit Supply and Summit True Value	(#,^)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/9/2026	16.5	16.5	17.2	0.01%
Swerve Salon LLC	(#,^)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/8/2026	58.0	58.0	59.6	0.02%
J & W Hardwood Flooring Inc	(#,^)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/7/2026	5.5	5.5	5.7	—%
Labmates LLC and POV Holdings LLC	(#,^)	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/4/2041	103.0	103.0	119.0	0.04%
Hueston and Company CPA LLC	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/4/2026	6.0	6.0	6.2	—%
Almost Home Daycare LLC	(#,^)	Social Assistance	Term Loan	Prime plus 2.75%	3/3/2026	39.6	39.6	41.7	0.01%
Miles of Smiles Inc	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/2/2026	69.9	69.9	72.2	0.02%
The River Beas, LLC dba Subway and Punam Singh	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2041	128.2	128.2	148.1	0.05%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Performing SBA Unguaranteed Investments (1) (1a) (22)									299,752
Consulting Solutions, Inc. and Mark Luciani	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/28/2026	8.1	8.1	8.6	—%
Living Essentials HVAC Corp	(#,^)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/28/2026	10.9	10.9	11.2	—%
Powerpits CS1, LLC dba Pita Pit	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2026	13.6	13.6	14.1	—%
Drug Detection Laboratories, Inc. and Minh Tran	(#,^)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/28/2026	14.4	14.4	14.8	—%
Aaradhya LLC dba Market Square Laundry	(#,^)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/23/2026	57.8	57.8	59.5	0.02%
Blackstones Hairdressing LLC	(#,^)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/23/2026	38.0	38.0	39.2	0.01%
R & K Contracting Inc	(#,^)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/18/2026	11.4	11.4	12.0	—%
Ei3 Corporation	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/12/2026	237.3	237.3	249.9	0.08%
B for Blonde, LLC dba Blo Blow Dry Bar	(#,^)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/12/2026	45.6	45.6	46.9	0.02%
Gilmore Heights Dental Holdings, LTD and Chas Rob LLC	(#,^)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/12/2029	252.8	252.8	268.8	0.09%
Jersey Shore Marina & Boat Sales, Inc.	(#,^)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/12/2041	589.1	589.1	680.8	0.23%
Base USA, Inc.	(#,^)	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	2/2/2026	36.3	36.3	38.3	0.01%
Zouk Ltd dba Palma	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/29/2026	16.2	16.2	17.0	0.01%
Tammy Lavertue	(#,^)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	1/28/2026	8.1	8.1	8.5	—%
SuzyQue's LLC dba SuzyQue's	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/28/2026	16.1	16.1	17.0	0.01%
Wildflour Bakery & Cafe LLC	(#,^)	Social Assistance	Term Loan	Prime plus 2.75%	1/28/2026	44.9	44.9	47.3	0.02%
Gendron Funeral and Cremation Services, Inc.	(#,^)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/11/2041	104.2	104.2	120.4	0.04%
Dolarian Realty LLC and OV's Restaurant Inc	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/5/2041	63.6	63.6	73.5	0.02%
Lemonberry Food Stores Inc dba Lemonberry Frozen Yogurt	(#,^)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/29/2025	80.0	80.0	82.7	0.03%
MCF Forte LLC	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/29/2025	13.3	13.3	13.7	—%
Panditos LLC dba White Lotus Home	(#,^)	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/28/2025	11.3	11.3	11.6	—%
Ridge Road Equestrian LLC dba Ricochet Ridge Ranch Inc	(#,^)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/23/2040	96.0	96.0	110.4	0.04%
800 on the Trax LLC and Matrix Z LLC	(#,^)	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	12/23/2040	228.7	228.7	262.7	0.09%
Premier Athletic Center of Ohio Inc. and Gates Investments and Wade	(#,^)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/22/2028	707.7	707.7	760.0	0.25%
Joyce Outdoor Advertising Chicago LLC	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/22/2040	282.7	282.7	324.5	0.11%
Hattingh Incorporated dba Prosthetic Care Facility	(#,^)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2025	12.8	12.8	13.3	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Performing SBA Unguaranteed Investments (1) (1a) (22)									299,752
Abbondanza Market LLC dba Hampton Falls Village Market	(#,^)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/18/2025	42.3	42.3	43.8	0.01%
Labmates LLC	(#,^)	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/18/2040	152.2	152.2	175.7	0.06%
Accent Tag and Label Inc	(#,^)	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	12/18/2040	621.1	621.1	714.0	0.24%
Trip Consultants U.S.A. Inc.	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/18/2025	124.4	124.4	127.8	0.04%
Mustafa Inc dba Adiba Grocery	(#,^)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/17/2025	78.8	78.8	82.9	0.03%
JAG Unit 1, LLC	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2025	177.8	177.8	182.6	0.06%
Abitino's JFK LLC dba Abitino's	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2022	68.9	68.9	69.9	0.02%
Swalm Street LLC and New York Home Health Care Equipment LLC	(#,^)	Ambulatory Health Care Services	Term Loan	7.5%	12/16/2040	340.3	340.3	317.8	0.11%
New York Home Health Care Equipment, LLC	(#,^)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/16/2025	740.4	740.4	777.2	0.26%
Moments to Remember USA LLC dba Retain Loyalty	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/16/2025	56.5	56.5	59.0	0.02%
Evans & Paul LLC and E&P Holdings I LLC	(#,^)	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2025	96.6	96.6	99.7	0.03%
Basista Family Limited Partnership and UPE, Inc.	(#,^)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/14/2040	320.8	320.8	368.6	0.12%
DC Enterprises Ltd. dba Lakeview True Value	(#,^)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/14/2025	16.0	16.0	16.8	0.01%
Alexandra Afentoulides dba Vi's Pizza Restaurant	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/11/2040	27.7	27.7	32.0	0.01%
AGR Foodmart Inc dba Nashua Road Mobil	(#,^)	Gasoline Stations	Term Loan	Prime plus 2.75%	12/11/2025	16.0	16.0	16.8	0.01%
Cares, Inc dba Dumpling Grounds Day Care Center	(#,^)	Social Assistance	Term Loan	Prime plus 2.75%	12/10/2025	5.3	5.3	5.6	—%
Custom Exteriors, Inc.	(#,^)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/9/2025	71.1	71.1	73.5	0.02%
Sushiya, Inc.	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/8/2025	77.3	77.3	80.0	0.03%
LC Blvd Holdings LLC and Mt Pleasant Wash & Wax LLC	(#,^)	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/4/2040	471.3	471.3	542.5	0.18%
Tariq, LLC dba 76 Food Mart	(#,^)	Gasoline Stations	Term Loan	Prime plus 2.75%	12/2/2040	351.3	351.3	404.5	0.13%
Japp Business Inc dba Pick and Eat and Japp Drink Corp.	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/30/2025	88.1	88.1	91.3	0.03%
State Painting and Decorating Co Inc	(#,^)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/25/2025	51.9	51.9	53.3	0.02%
DWeb Studio, Inc.	(#,^)	Educational Services	Term Loan	Prime plus 2.75%	11/25/2025	7.9	7.9	8.1	—%
Sambella Holdings, LLC and Strike Zone Entertainment Center LLC	(#,^)	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	11/23/2040	725.5	725.5	677.5	0.23%
Play and Learn Child Care and School Inc	(#,^)	Social Assistance	Term Loan	Prime plus 2.75%	11/23/2025	7.8	7.8	8.2	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Performing SBA Unguaranteed Investments (1) (1a) (22)									299,752
Ronny Ramirez RX Corp dba Naturxheal Family Pharmacy	(#,^)	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	11/20/2025	64.8	64.8	66.8	0.02%
CNYP 717 Irondequoit LLC and CNYP 2002 Ontario LLC	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/20/2040	232.4	232.4	264.9	0.09%
S.B.B. Enterprises Inc dba Williamston Hardware	(#)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/19/2040	101.5	101.5	115.7	0.04%
Key Pix Productions Inc. dba Air Bud Entertainment	(#)	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	11/18/2040	514.6	514.6	594.0	0.20%
E.S.F.P. LLC dba Volusia Van and Storage	(#)	Truck Transportation	Term Loan	Prime plus 2.75%	11/11/2025	62.6	62.6	64.6	0.02%
Green Life Lawnscapes LLC dba Green Life Lawn Care	(#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/6/2025	97.3	97.3	102.2	0.03%
JumboMarkets Inc dba Rines Jumbomarkets	(#)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/4/2025	215.4	215.4	226.3	0.08%
Top Cat Ready Mix, LLC, Ples Investments LLC, and Pappy's Sand	(#,^)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/28/2025	513.2	513.2	530.5	0.18%
Financial Network Recovery Inc	(#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/26/2025	27.8	27.8	28.6	0.01%
ADMO Inc dba Mid States Equipment	(#)	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	10/8/2025	15.6	15.6	16.1	0.01%
Recycling Consultants, Inc. and Prairie State Salvage and Recycling	(#)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/30/2027	458.2	458.2	482.5	0.16%
Accent Homes Services LLC dba Benjamin Franklin Plumbing of Kansas City	(#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/30/2028	52.3	52.3	55.9	0.02%
SCJEN Management Inc dba Bowl of Heaven	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2025	49.5	49.5	50.8	0.02%
Binky's Vapes LLC	(#)	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/30/2025	15.5	15.5	15.9	0.01%
Barub Realty LLC and Barub LLC dba Woodlawn Cabinets	(#)	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	9/30/2040	133.1	133.1	153.4	0.05%
R.H. Hummer Jr., Inc.	(#)	Truck Transportation	Term Loan	Prime plus 2.75%	9/30/2025	266.3	266.3	279.0	0.09%
Greensward of Marco Inc.	(#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/28/2040	81.5	81.5	93.4	0.03%
RIM Investments LLC and RIM Architects LLC	(#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/28/2040	371.6	371.6	425.8	0.14%
The Grasso Companies LLC and Grasso Pavement Maintenance LLC Veranda	(#)	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/28/2025	351.8	351.8	369.0	0.12%
Prestigious LifeCare for Seniors LLC	(#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/25/2025	6.8	6.8	7.0	—%
Daniel W. Stark dba Mountain Valley Lodge and RV Park	(#)	Accommodation	Term Loan	Prime plus 2.75%	9/25/2040	12.6	12.6	14.5	—%
Yachting Solutions LLC	(#)	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/25/2040	896.5	896.5	1,024.8	0.34%
Sandlot Ventures LLC and Sandbox Ventures LLC	(#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/25/2040	413.4	413.4	472.6	0.16%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Performing SBA Unguaranteed Investments (1) (1a) (22)									299,752
St Lawrence Hotel Corp and Oheka Catering Inc dba Quality Inn	(#)	Accommodation	Term Loan	Prime plus 2.75%	9/24/2040	582.1	582.1	668.3	0.22%
Rutledge Enterprises Inc dba BLC Property Management	(#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/23/2040	57.7	57.7	66.3	0.02%
Finish Strong Inc dba FASTSIGNS St Peters	(#)	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	9/23/2025	34.4	34.4	35.2	0.01%
Sound Manufacturing Inc	(#)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/21/2025	34.3	34.3	35.5	0.01%
IIoka Inc dba New Cloud Networks	(#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/21/2025	459.6	459.6	471.0	0.16%
Vanderhoof LLC dba Soxfords	(#)	Apparel Manufacturing	Term Loan	Prime plus 2.75%	9/18/2025	10.9	10.9	11.2	—%
MiJoy Inc dba Imo's Pizza	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/18/2025	5.7	5.7	5.8	—%
Naeem Khan LTD	(#)	Apparel Manufacturing	Term Loan	Prime plus 2.75%	9/17/2025	86.0	86.0	88.1	0.03%
FirstVitals Health and Wellness Inc	(#)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/15/2025	103.4	103.4	106.0	0.04%
Almost Home Daycare LLC	(#)	Social Assistance	Term Loan	Prime plus 2.75%	9/11/2025	7.5	7.5	7.9	—%
Gardner's Wharf Holdings LLC and Gardner's Wharf Seafood Inc	(#)	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	9/8/2040	130.7	130.7	150.6	0.05%
Empower Autism Academy	(#)	Social Assistance	Term Loan	Prime plus 2.75%	9/4/2040	638.0	638.0	735.4	0.25%
Higher Grounds Community Coffeehouse, LLC	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/2/2025	5.7	5.7	5.9	—%
Elite Institute LLC dba Huntington Learning Center	(#)	Educational Services	Term Loan	Prime plus 2.75%	8/28/2025	10.3	10.3	10.6	—%
God Be Glorified Inc dba GBG Inc	(#)	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	8/20/2025	36.0	36.0	36.9	0.01%
3000 CSI Property LLC and Consulting Solutions Inc	(#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/20/2040	128.0	128.0	147.4	0.05%
GDP Gourmet LLC dba Joe and John's Pizza Restaurant	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/19/2040	135.3	135.3	155.2	0.05%
Gold Jet Corp.	(#)	Couriers and Messengers	Term Loan	Prime plus 2.75%	8/14/2025	48.8	48.8	50.6	0.02%
SKJ Inc dba Subway	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/13/2025	57.4	57.4	58.9	0.02%
LP Industries Inc dba Childforms	(#)	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	7/29/2025	83.8	83.8	87.5	0.03%
Pauley Tree and Lawn Care Inc	(#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/28/2025	46.6	46.6	48.2	0.02%
Beale Street Blues Company-West Palm Beach LLC dba Lafayette's-West	(#)	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	7/24/2025	44.5	44.5	45.9	0.02%
Smart Artists Inc.	(#)	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	7/23/2025	15.1	15.1	15.5	0.01%
Free Ion Advisors LLC	(#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/21/2025	43.2	43.2	44.3	0.01%
Murrayville Donuts, Inc dba Dunkin' Donuts	(#,^)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	7/15/2040	330.7	330.7	378.1	0.13%
Union 2 LLC dba The Standard	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/10/2025	71.3	71.3	74.1	0.02%
Jonathan E Nichols and Nichols Fire and Security LLC	(#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/30/2025	49.8	49.8	52.1	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Performing SBA Unguaranteed Investments (1) (1a) (22)									299,752
Danny V, LLC dba Hugo's Taproom	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2040	31.1	31.1	35.6	0.01%
Anglin Cultured Stone Products LLC dba Anglin Construction	(#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/30/2025	193.3	193.3	199.4	0.07%
Thrifty Market, Inc. dba Thrifty Foods	(#)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/30/2030	222.7	222.7	237.8	0.08%
Myclean Inc.	(#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/29/2025	10.6	10.6	10.8	—%
Summit Beverage Group LLC	(#)	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	8/29/2030	238.9	238.9	256.4	0.09%
TJU-DGT Inc dba The Lorenz Cafe	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/26/2029	16.4	16.4	17.7	0.01%
Jihan Inc dba ARCO AM/PM and Diana Inc dba Diana's Recycling	(#)	Gasoline Stations	Term Loan	Prime plus 2.75%	6/26/2040	351.8	351.8	403.0	0.13%
SofRep, Inc dba Force 12 Media	(#)	Other Information Services	Term Loan	Prime plus 2.75%	6/26/2025	44.0	44.0	45.0	0.02%
E & G Enterprises LLC dba Comfort Keepers	(#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/26/2025	14.9	14.9	15.3	0.01%
CEM Autobody LLC dba Dawn's Autobody	(#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/26/2040	125.8	125.8	143.8	0.05%
Ohs Auto Body, Inc. dba Ohs Body Shop	(#)	Repair and Maintenance	Term Loan	7.78%	6/25/2040	1,129.1	1,129.1	1,047.5	0.35%
Wolf Enviro Interests, LLC and Enviromax Services Inc	(#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/25/2040	228.7	228.7	260.0	0.09%
Evinger PA One, Inc. dba Postal Annex, Falcon	(#)	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/24/2025	14.9	14.9	15.5	0.01%
RJI Services, Inc.	(#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/23/2025	14.8	14.8	15.1	0.01%
Real Help LLC dba Real Help Decorative Concrete	(#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/22/2025	35.3	35.3	36.9	0.01%
KRN Logistics, LLC and Newsome Trucking, Inc	(#)	Truck Transportation	Term Loan	Prime plus 2.75%	6/19/2025	355.4	355.4	368.7	0.12%
PM Cassidy Enterprises, Inc. dba Junk King	(#)	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/19/2025	9.9	9.9	10.1	—%
Inverted Healthcare Staffing of Florida LLC	(#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/18/2025	30.9	30.9	31.6	0.01%
Flooring Liquidators Inc and Flooring Liquidators of Mt Kisco LLC	(#)	Specialty Trade Contractors	Term Loan	6.75%	6/17/2025	299.5	299.5	292.1	0.10%
AM PM Properties, LLC and AM PM Willington, LLC	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/17/2040	80.4	80.4	92.5	0.03%
Mirage Plastering Inc and Mpire LLC and Mpire II LLC	(#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/12/2040	128.5	128.5	145.4	0.05%
Eldredge Tavern LLC dba Gonyea's Tavern	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/8/2040	52.1	52.1	60.0	0.02%
ViAr Visual Communications, Inc. dba Fastsigns 281701	(#)	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/5/2025	41.2	41.2	42.3	0.01%
Chitalian Fratelli LLC dba Francesca Brick Oven Pizza and Pasta	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/5/2025	10.4	10.4	10.7	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Performing SBA Unguaranteed Investments (1) (1a) (22)									299,752
Video Vault & Tanning LLC and Mosaic Salon LLC	(#)	Rental and Leasing Services	Term Loan	Prime plus 2.75%	6/4/2040	84.8	84.8	97.6	0.03%
Medworxs LLC	(#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/3/2025	83.0	83.0	85.1	0.03%
XCESSIVE THROTTLE, INC dba Jake's Roadhouse	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2025	5.4	5.4	5.5	—%
Villela CPA PL	(#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/27/2025	5.9	5.9	6.1	—%
Douglas Posey and Sally Watkinson dba Audrey's Farmhouse	(#)	Accommodation	Term Loan	Prime plus 2.75%	5/20/2040	160.9	160.9	184.8	0.06%
15 McArdle LLC and No Other Impressions Inc	(#)	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/15/2040	170.3	170.3	195.1	0.07%
Guard Dogs MFS LLC	(#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/8/2025	41.6	41.6	42.6	0.01%
George S Cochran DDS Inc	(#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/7/2025	90.8	90.8	92.9	0.03%
South Park Properties LLC and Midlothian Hardware LLC	(#)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/6/2040	44.2	44.2	50.9	0.02%
Matthew Taylor and Landon Farm LLC	(#,^)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/4/2040	93.1	93.1	105.5	0.04%
Cares Inc dba Dumpling Grounds Day Care Center	(#)	Social Assistance	Term Loan	Prime plus 2.75%	5/1/2040	74.9	74.9	86.2	0.03%
Orchid Enterprises Inc dba Assisting Hands of Sussex County	(#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/24/2025	9.7	9.7	9.9	—%
Ragazza Restaurant Group, Inc. dba Bambolina	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/21/2025	11.7	11.7	12.1	—%
Diamond Solutions LLC	(#)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	4/21/2025	12.8	12.8	13.1	—%
Giacchino Maritime Consultants Inc	(#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/17/2025	14.6	14.6	15.0	0.01%
Sound Coaching Inc	(#)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	4/14/2025	28.8	28.8	29.5	0.01%
Faramarz Nikourazm dba Car Clinic Center	(#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/3/2040	67.8	67.8	77.7	0.03%
Advance Case Parts RE Holdings LLC and Advance Case Parts Inc	(#)	Repair and Maintenance	Term Loan	7.75%	3/31/2040	321.3	321.3	299.0	0.10%
Mid-South Lumber Co. of Northwest Florida, Inc.	(#)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/31/2040	394.6	394.6	455.7	0.15%
Copper Beech Financial Group LLC	(#)	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	3/30/2025	80.0	80.0	83.6	0.03%
Sunset Marine Resort LLC and GoXpeditions LLC and Lavon Gomes	(#)	Accommodation	Term Loan	Prime plus 2.75%	3/27/2040	277.7	277.7	322.4	0.11%
Shorr Enterprises Inc dba New Design Furniture Manufacturers	(#)	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	3/27/2025	68.2	68.2	71.4	0.02%
Foresite Realty Partners LLC and Foresite Real Estate Holdings LLC	(#)	Real Estate	Term Loan	Prime plus 2.75%	3/27/2025	792.6	792.6	823.4	0.27%
Shellhorn and Hill Inc dba Total Fleet Service	(#)	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/27/2040	953.7	953.7	1,101.4	0.37%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Performing SBA Unguaranteed Investments (1) (1a) (22)									299,752
Joyce Outdoor Advertising NJ LLC and Joyce Outdoor Advertising LLC	(#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/26/2040	49.7	49.7	57.7	0.02%
Zero-In Media Inc	(#)	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	3/25/2025	14.4	14.4	15.0	0.01%
Loriet LLC	(#)	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/24/2025	7.7	7.7	8.0	—%
Shelton Incorporated dba Mrs. Winners	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/20/2040	103.5	103.5	120.2	0.04%
Jaymie Hazard dba Indigo Hair Studio and Day Spa	(#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/20/2040	39.8	39.8	46.1	0.02%
R & R Security and Investigations Inc dba Pardners Lake Buchanan	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/19/2040	78.6	78.6	91.2	0.03%
MMS Realty, LLC and Molecular MS Diagnostics LLC	(#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/18/2040	147.9	147.9	171.2	0.06%
Royal Crest Motors LLC	(#)	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/16/2040	84.0	84.0	97.3	0.03%
Luigi's on Main LLC and Luigi's Main Street Pizza Inc	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/4/2025	7.2	7.2	7.6	—%
Baystate Firearms and Training, LLC	(#)	Educational Services	Term Loan	Prime plus 2.75%	2/27/2025	37.7	37.7	39.2	0.01%
Pace Motor Lines, Inc.	(#)	Truck Transportation	Term Loan	Prime plus 2.75%	2/26/2025	41.5	41.5	43.6	0.01%
Kingseal LLC dba Desoto Health and Rehab Center	(#)	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	2/26/2040	1,174.7	1,174.7	1,363.8	0.45%
Nelson Financial Services LLC	(#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/24/2025	7.9	7.9	8.2	—%
Kiddie Steps 4 You Inc.	(#)	Social Assistance	Term Loan	Prime plus 2.75%	2/19/2040	56.9	56.9	65.8	0.02%
Triangle Trash LLC dba Bin There Dump That	(#)	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	2/18/2025	46.9	46.9	49.1	0.02%
Silva Realty Holdings, LLC and MF-Silva Enterprises, Inc.	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/11/2040	157.6	157.6	182.3	0.06%
Dean 1021 LLC dba Pure Pita	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/29/2025	55.7	55.7	58.1	0.02%
Limameno LLC dba Sal's Italian Ristorante	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/23/2025	51.9	51.9	54.1	0.02%
Palmabak Inc dba Mami Nora's	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/22/2025	5.6	5.6	5.9	—%
Jung Design Inc	(#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/20/2022	3.3	3.3	3.4	—%
Grand Blanc Lanes, Inc. and H, H and H, LLC	(#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/31/2039	121.7	121.7	141.1	0.05%
Evans and Paul LLC	(#)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/30/2024	150.9	150.9	158.0	0.05%
First Prevention and Dialysis Center, LLC	(#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/30/2024	183.6	183.6	192.1	0.06%
Bowlerama Inc	(#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/24/2039	1,101.5	1,101.5	1,277.1	0.43%
The Lodin Group LLC and Lodin Health Imaging Inc	(#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/23/2039	485.0	485.0	559.5	0.19%
Thermoplastic Services Inc and Paragon Plastic Sheet, Inc	(#)	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	12/23/2039	457.4	457.4	530.2	0.18%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Performing SBA Unguaranteed Investments (1) (1a) (22)									299,752
Beale Street Blues Company-West Palm Beach, LLC	(#)	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/22/2024	115.4	115.4	120.2	0.04%
B.S. Ventures LLC dba Dink's Market	(#)	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/19/2039	49.2	49.2	57.0	0.02%
MM and M Management Inc dba Pizza Artista	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/19/2025	29.8	29.8	31.1	0.01%
Will Zac Management LLC dba Papa John's	(#)	Food Services and Drinking Places	Term Loan	6.25%	12/19/2024	94.5	94.5	92.4	0.03%
The Jewelers Inc. dba The Jewelers of Las Vegas	(#)	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	12/19/2024	765.6	765.6	794.5	0.27%
B & W Towing, LLC and Boychucks Fuel LLC	(#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/17/2039	150.3	150.3	173.6	0.06%
Kemmer LLC and Apples Tree Top Liquors LLC	(#)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/4/2039	129.0	129.0	148.9	0.05%
DeRidder Chiropractic LLC	(#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/25/2024	8.0	8.0	8.4	—%
Teamnewman Enterprises LLC dba Newmans at 988 and John H. Newman	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/25/2039	108.6	108.6	125.7	0.04%
Modern Manhattan LLC	(#)	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	11/25/2024	133.6	133.6	138.7	0.05%
Legacy Estate Planning Inc dba American Casket Enterprises	(#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/21/2024	25.5	25.5	26.4	0.01%
J&D Resources, LLC dba Aqua Science	(#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/21/2024	460.0	460.0	477.7	0.16%
DC Real LLC and DC Enterprises LTD dba Lakeview True Value	(#)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/20/2039	109.5	109.5	126.8	0.04%
Heartland American Properties LLC and Skaggs RV Outlet LLC	(#)	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/31/2039	436.3	436.3	505.2	0.17%
One Hour Jewelry Repair Inc	(#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/14/2024	12.3	12.3	12.8	—%
Return to Excellence, Inc. dba The Waynesville Inn Golf & Spa	(#)	Amusement, Gambling, and Recreation Industries	Term Loan	8%	10/10/2039	1,154.0	1,154.0	1,080.0	0.36%
DNT Storage and Properties LLC	(#)	Real Estate	Term Loan	Prime plus 2.75%	10/10/2039	92.7	92.7	107.4	0.04%
Sound Manufacturing Inc	(#)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/10/2024	111.8	111.8	116.4	0.04%
Doctors Express Management of Central Texas LLC	(#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/8/2024	3.9	3.9	4.1	—%
Smith Spinal Care Center P.C. and James C. Smith	(#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/8/2039	26.1	26.1	30.3	0.01%
Michael Rey Jr. and Lynn J. Williams and GIG Petcare dba Hickory	(#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/3/2039	111.6	111.6	129.3	0.04%
Sumad LLC dba BrightStar Care of Encinitas	(#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/2/2024	31.8	31.8	33.3	0.01%
Roccos LLC and Sullo Pantalone Inc dba Rocco's	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2039	232.5	232.5	268.2	0.09%
Gordon E Rogers dba Stonehouse Motor Inn	(#)	Accommodation	Term Loan	Prime plus 2.75%	9/26/2039	52.3	52.3	60.5	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Performing SBA Unguaranteed Investments (1) (1a) (22)									299,752
6 Price Avenue, LLC and Pauley Tree & Lawn Care, Inc	(#)	Administrative and Support Services	Term Loan	8%	9/24/2039	428.9	428.9	398.7	0.13%
Andrene's LLC dba Andrene's Caribbean Soul Food Carry Out	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/23/2024	16.8	16.8	17.4	0.01%
Ryan Crick and Pamela J. Crick and Crick Enterprises Inc	(#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2039	132.5	132.5	153.4	0.05%
Modern Leather Goods Repair Shop Inc	(#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2024	33.6	33.6	34.8	0.01%
Animal Intrusion Prevention Systems Holding Company, LLC	(#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/15/2024	166.7	166.7	173.3	0.06%
Tavern Properties LLC and Wildwood Tavern LLC	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/15/2039	389.3	389.3	450.1	0.15%
Indy East Smiles Youth Dentistry LLC dba Prime Smile East	(#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/11/2024	372.4	372.4	385.5	0.13%
B&P Diners LLC dba Engine House Restaurant	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/10/2024	47.3	47.3	48.9	0.02%
Orange County Cleaning Inc	(#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/27/2024	7.7	7.7	8.0	—%
Lamjam LLC Goldsmith Lambros Inc	(#)	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	8/27/2024	80.4	80.4	84.0	0.03%
Qycell Corporation	(#)	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	8/26/2024	70.0	70.0	72.9	0.02%
Atlas Auto Body Inc	(#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/22/2039	46.8	46.8	54.0	0.02%
Katie Senior Care LLC dba Home Instead Senior Care	(#)	Social Assistance	Term Loan	Prime plus 2.75%	8/15/2024	62.5	62.5	64.7	0.02%
Alpha Preparatory Academy LLC	(#)	Social Assistance	Term Loan	Prime plus 2.75%	8/15/2039	132.3	132.3	153.2	0.05%
Hamer Road Auto Salvage, LLC and Scott T. Cook and Nikki J. Cook	(#)	Motor Vehicle and Parts Dealers	Term Loan	6%	8/8/2039	129.8	129.8	121.6	0.04%
Almost Home Property LLC and Almost Home Daycare LLC	(#)	Social Assistance	Term Loan	Prime plus 2.75%	8/7/2039	677.8	677.8	784.2	0.26%
iFood, Inc. dba Steak N Shake	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2024	226.2	226.2	235.5	0.08%
575 Columbus Avenue Holding Company, LLC and LA-ZE LLC	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/30/2039	18.7	18.7	21.7	0.01%
Honeyspot Investors LLP and Pace Motor Lines Inc	(#)	Truck Transportation	Term Loan	Prime plus 2.75%	7/24/2039	135.6	135.6	157.0	0.05%
Miss Cranston Diner II, LLC and Miss Cranston II Realty LLC	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/17/2039	88.8	88.8	102.7	0.03%
Honeyspot Investors LLP and Pace Motor Lines Inc	(#)	Truck Transportation	Term Loan	Prime plus 2.75%	6/30/2039	791.0	791.0	914.5	0.31%
iFood, Inc. dba Steak N Shake	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2039	570.1	570.1	655.7	0.22%
Lisle Lincoln II Limited Partnership dba Lisle Lanes LP	(#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/30/2024	56.2	56.2	58.6	0.02%
AMG Holding, LLC and Stetson Automotive, Inc	(#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/30/2039	187.8	187.8	217.1	0.07%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Performing SBA Unguaranteed Investments (1) (1a) (22)									299,752
JPM Investments LLC and Carolina Family Foot Care P.A.	(#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/26/2039	128.4	128.4	148.3	0.05%
Zinger Hardware and General Merchant Inc	(#)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	7.25%	6/26/2024	41.9	41.9	41.0	0.01%
Nikobella Properties LLC and JPO Inc dba Village Car Wash	(#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/25/2039	444.1	444.1	512.6	0.17%
Big Sky Plaza LLC and Strickland, Incorporated dba Livingston True Val	(#)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/20/2039	210.8	210.8	243.3	0.08%
Nirvi Enterprises LLC dba Howard Johnson / Knights Inn	(#)	Accommodation	Term Loan	Prime plus 2.75%	6/17/2039	831.1	831.1	960.9	0.32%
Sico & Walsh Insurance Agency Inc and The AMS Trust	(#)	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	6/6/2039	85.4	85.4	98.7	0.03%
Sujata Inc dba Stop N Save Food Mart and Dhruvesh Patel	(#)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/3/2024	9.4	9.4	9.8	—%
Long Island Barber Institute Inc	(#)	Educational Services	Term Loan	Prime plus 2.75%	6/2/2039	50.1	50.1	57.8	0.02%
Pocono Coated Products, LLC	(#)	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/30/2024	12.5	12.5	13.1	—%
Jonesboro Health Food Center LLC	(#)	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	5/27/2024	35.4	35.4	36.6	0.01%
Hae M. and Jin S. Park dba Buford Car Wash	(#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/15/2039	149.3	149.3	172.1	0.06%
The River Beas LLC and Punam Singh	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/8/2039	81.5	81.5	94.1	0.03%
AS Boyals LLC dba Towne Liquors	(#)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/29/2039	97.9	97.9	113.2	0.04%
Gerami Realty, LC Sherrill Universal City Corral, LP	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/23/2027	54.3	54.3	58.0	0.02%
Complete Body & Paint, Inc.	(#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/23/2039	18.7	18.7	21.6	0.01%
Island Wide Realty LLC and Long Island Partners, Inc.	(#)	Real Estate	Term Loan	Prime plus 2.75%	4/22/2039	93.3	93.3	107.9	0.04%
Wilshire Media Systems Inc	(#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/17/2024	101.6	101.6	105.2	0.04%
1899 Tavern & Tap LLC and Ale House Tavern & Tap LLC	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/9/2039	100.8	100.8	116.5	0.04%
Dantanna's Tavern LLC	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2024	91.3	91.3	95.2	0.03%
Little People's Village II LLC and Iliopoulos Realty LLC	(#)	Social Assistance	Term Loan	Prime plus 2.75%	3/31/2039	83.1	83.1	96.2	0.03%
Eagle Aggregate Transportation, LLC and Eagle Pneumatic Transport LLC	(#)	Truck Transportation	Term Loan	Prime plus 2.75%	3/31/2024	371.3	371.3	387.1	0.13%
Little People's Village II LLC and Iliopoulos Realty LLC	(#)	Social Assistance	Term Loan	Prime plus 2.75%	3/31/2039	91.7	91.7	106.2	0.04%
Kemmer, LLC and Pitts Package Store, Inc.	(#)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/31/2039	105.5	105.5	122.0	0.04%
Hodges Properties LLC and Echelon Enterprises Inc dba Treads Bicycle	(#)	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	3/31/2039	402.9	402.9	467.2	0.16%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Performing SBA Unguaranteed Investments (1) (1a) (22)									299,752
Lake Area Autosound LLC and Ryan H. Whittington	(#)	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	7/28/2039	114.0	114.0	132.4	0.04%
Cormac Enterprises and Wyoming Valley Beverage Incorporated	(#)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/20/2039	99.5	99.5	115.4	0.04%
636 South Center Holdings, LLC and New Mansfield Brass and Aluminum Co	(#)	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	3/20/2039	71.8	71.8	83.3	0.03%
Kinisi, Inc. dba The River North UPS Store	(#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/18/2024	7.7	7.7	8.0	—%
Tortilla King, Inc.	(#)	Food Manufacturing	Term Loan	Prime plus 2.75%	3/14/2029	784.6	784.6	850.3	0.28%
Tortilla King Inc.	(#)	Food Manufacturing	Term Loan	Prime plus 2.75%	3/14/2039	41.5	41.5	48.1	0.02%
Bowl Mor, LLC dba Bowl Mor Lanes / Spare Lounge, Inc.	(#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/13/2039	201.2	201.2	233.4	0.08%
R & R Boyal LLC dba Cap N Cat Clam Bar and Little Ease Tavern	(#)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/28/2039	373.9	373.9	433.3	0.14%
Faith Memorial Chapel LLC	(#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2039	192.1	192.1	222.5	0.07%
Summit Beverage Group LLC	(#)	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	2/28/2024	186.4	186.4	194.3	0.06%
952 Boston Post Road Realty, LLC and HNA LLC dba Styles International	(#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2039	189.0	189.0	218.9	0.07%
96 Mill Street LLC, Central Pizza LLC and Jason Bikakis George Bikaki	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/12/2039	127.9	127.9	148.4	0.05%
JWB Industries, Inc. dba Carteret Die Casting	(#)	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	2/11/2024	148.9	148.9	154.7	0.05%
Awesome Pets II Inc dba Mellisa's Pet Depot	(#,^)	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	2/7/2024	44.8	44.8	46.6	0.02%
986 Dixwell Avenue Holding Company, LLC and Mughali Foods, LLC	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/7/2039	89.1	89.1	103.3	0.03%
Sarah Sibadan dba Sibadan Agency	(#,^)	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	1/27/2039	115.6	115.6	134.0	0.04%
Icore Enterprises Inc dba Air Flow Filters Inc	(#,^)	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	1/15/2024	11.4	11.4	11.9	—%
Nutmeg North Associates LLC Steeltech Building Products Inc	(#,^)	Construction of Buildings	Term Loan	Prime plus 2.75%	12/31/2038	817.0	817.0	945.0	0.32%
KK International Trading Corporation	(#,^)	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/23/2028	139.0	139.0	150.5	0.05%
Kurtis Sniezek dba Wolfe's Foreign Auto	(#,^)	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/20/2038	79.2	79.2	91.8	0.03%
PLES Investements, LLC and John Redder, Pappy Sand & Gravel, Inc.	(#,^)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/19/2038	499.0	499.0	576.4	0.19%
TAK Properties LLC and Kinderland Inc	(#,^)	Social Assistance	Term Loan	Prime plus 2.75%	12/18/2038	361.2	361.2	417.9	0.14%
TOL LLC dba Wild Birds Unlimited	(#,^)	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	12/13/2023	9.6	9.6	9.9	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Performing SBA Unguaranteed Investments (1) (1a) (22)									299,752
920 CHR Realty LLC V. Garofalo Carting Inc	(#,^)	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	12/10/2038	372.4	372.4	431.5	0.14%
DKB Transport Corp	(#,^)	Truck Transportation	Term Loan	Prime plus 2.75%	12/5/2038	123.7	123.7	143.3	0.05%
Firm Foundations Inc David S Gaitan Jr and Christopher K Daigle	(#,^)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/3/2038	92.9	92.9	107.3	0.04%
Spectrum Development LLC and Solvit Inc & Solvit North, Inc	(#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/2/2023	196.7	196.7	204.1	0.07%
BVIP Limousine Service LTD	(#,^)	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	11/27/2038	68.1	68.1	78.9	0.03%
AcuCall LLC	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/21/2023	7.8	7.8	8.1	—%
Kids in Motion of Springfield LLC dba The Little Gym of Springfield IL	(#,^)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/18/2023	23.5	23.5	24.4	0.01%
Yousef Khatib dba Y&M Enterprises	(#,^)	Wholesale Electronic Markets and Agents and Brokers	Term Loan	Prime plus 2.75%	11/15/2023	37.9	37.9	39.3	0.01%
Howell Gun Works LLC	(#,^)	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	11/14/2023	2.4	2.4	2.4	—%
Polpo Realty, LLC Polpo Restaurant, LLC	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/6/2038	55.7	55.7	64.6	0.02%
Janice B. McShan and The Metropolitan Day School, LLC	(#)	Social Assistance	Term Loan	Prime plus 2.75%	10/31/2023	21.6	21.6	22.5	0.01%
1 North Restaurant Corp dba 1 North Steakhouse	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/31/2038	188.5	188.5	218.3	0.07%
Master CNC Inc & Master Properties LLC	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2038	529.3	529.3	611.9	0.20%
Mid-Land Sheet Metal Inc	(#,^)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/31/2038	122.1	122.1	141.4	0.05%
Greenbrier Technical Services, Inc	(#,^)	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/24/2023	102.4	102.4	106.5	0.04%
Clairvoyant Realty Corp. and Napoli Marble & Granite Design, Ltd	(#,^)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/24/2038	131.4	131.4	152.3	0.05%
First Steps Real Estate Company, LLC and First Steps Preschool	(#,^)	Social Assistance	Term Loan	Prime plus 2.75%	9/30/2038	86.3	86.3	99.7	0.03%
Cencon Properties LLC and Central Connecticut Warehousing Company	(#,^)	Warehousing and Storage	Term Loan	Prime plus 2.75%	9/30/2038	305.2	305.2	353.0	0.12%
Discount Wheel and Tire of Broken Bow Inc	(#,^)	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/30/2038	197.9	197.9	228.7	0.08%
Lenoir Business Partners LLC LP Industries, Inc dba Childforms	(#,^)	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	261.0	261.0	301.8	0.10%
LP Industries, Inc dba Childforms	(#,^)	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	106.4	106.4	123.1	0.04%
Gabrielle Realty, LLC	(#,^)	Gasoline Stations	Term Loan	Prime plus 2.75%	9/27/2038	670.1	670.1	774.0	0.26%
Mitchellville Family Dentistry, Dr. Octavia Simkins-Wiseman DDS PC	(#,^)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/27/2038	296.4	296.4	342.6	0.11%
Eastside Soccer Dome, Inc .	(#,^)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2038	410.2	410.2	474.5	0.16%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Performing SBA Unguaranteed Investments (1) (1a) (22)									299,752
Anthony C Dinoto and Susan S P Dinoto Funeral Home	(#,^)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/26/2038	88.4	88.4	102.3	0.03%
Southeast Chicago Soccer, Inc.	(#,^)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2038	45.3	45.3	52.4	0.02%
Kiddie Steps 4 You Inc.	(#)	Social Assistance	Term Loan	Prime plus 2.75%	9/25/2038	80.3	80.3	92.8	0.03%
Diamond Memorials Incorporated	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/25/2023	3.4	3.4	3.5	—%
Faith Memorial Chapel LLC	(#,^)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/20/2038	237.3	237.3	274.1	0.09%
Serious-Fun in Alpharetta, LLC dba The Little Gym of Alpharetta	(#,^)	Educational Services	Term Loan	Prime plus 2.75%	9/20/2023	22.7	22.7	23.5	0.01%
Westville Seafood LLC	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/19/2038	99.3	99.3	114.8	0.04%
Maynard Enterprises Inc dba Fastsigns of Texarkana	(#,^)	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/18/2023	7.9	7.9	8.2	—%
Grafio Inc dba Omega Learning Center-Acworth	(#,^)	Educational Services	Term Loan	Prime plus 2.75%	9/13/2023	81.0	81.0	83.9	0.03%
The Berlerro Group, LLC dba Sky Zone	(#,^)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/12/2023	210.8	210.8	218.2	0.07%
Sound Manufacturing Inc	(#,^)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/12/2028	39.2	39.2	42.4	0.01%
Prospect Kids Academy Inc	(#,^)	Educational Services	Term Loan	Prime plus 2.75%	9/11/2038	109.9	109.9	127.1	0.04%
Alma J. and William R. Walton and Almas Child Day Care Center	(#,^)	Social Assistance	Term Loan	8%	9/11/2038	35.1	35.1	32.9	0.01%
B for Brunette dba Blo	(#,^)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/10/2023	26.4	26.4	27.3	0.01%
Schmaltz Holdings, LLC and Schmaltz Operations, LLC	(#,^)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/4/2038	197.1	197.1	227.5	0.08%
IlOKA Inc dba Microtech Tel and NewCloud Networks	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/30/2023	311.6	311.6	322.7	0.11%
ACI Northwest Inc.	(#,^)	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	8/30/2023	260.0	260.0	269.8	0.09%
Gulfport Academy Child Care and Learning Center, Inc. and Jennifer	(#,^)	Social Assistance	Term Loan	Prime plus 2.75%	8/30/2023	20.7	20.7	21.5	0.01%
Ramard Inc and Advanced Health Sciences Inc	(#,^)	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/28/2023	89.9	89.9	92.9	0.03%
RM Hawkins LLC dba Pure Water Tech West and Robert M Hawkins	(#,^)	Nonstore Retailers	Term Loan	Prime plus 2.75%	8/26/2023	38.5	38.5	40.0	0.01%
JSIL LLC dba Blackstones Hairdressing	(#,^)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/16/2023	9.2	9.2	9.5	—%
Island Nautical Enterprises, Inc. and Ingwall Holdings, LLC	(#,^)	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	8/14/2038	306.0	306.0	353.4	0.12%
Caribbean Concepts, Inc. dba Quick Bleach	(#,^)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/12/2023	10.7	10.7	11.1	—%
Daniel W and Erin H Gordon and Silver Lining Stables CT, LLC	(#,^)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/24/2023	5.6	5.6	5.8	—%
Angkor Restaurant Inc	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/19/2038	82.0	82.0	94.8	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Performing SBA Unguaranteed Investments (1) (1a) (22)									299,752
Tri County Heating and Cooling Inc.	(#,^)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2023	41.4	41.4	43.0	0.01%
Harbor Ventilation Inc and Estes Investment, LLC	(#,^)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2038	2.1	2.1	2.4	—%
Morning Star Trucking LLC and Morning Star Equipment and Leasing LLC	(#,^)	Truck Transportation	Term Loan	Prime plus 2.75%	7/17/2023	25.3	25.3	26.1	0.01%
GIA Realty LLC and VRAJ GIA LLC dba Lakeview Laundromat	(#,^)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/28/2038	85.5	85.5	98.8	0.03%
Maxiflex LLC	(#,^)	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/28/2023	20.7	20.7	21.5	0.01%
2161 Highway 6 Trail, LLC, R. H. Hummer JR., Inc.	(#,^)	Truck Transportation	Term Loan	Prime plus 2.75%	6/19/2026	406.2	406.2	431.5	0.14%
Blakeslee Arpaia Chapman, Inc. dba Blakeslee Industrial Services	(#,^)	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	6/18/2028	614.0	614.0	662.7	0.22%
KDP LLC and KDP Investment Advisors, Inc and KDP Asset Management, Inc	(#,^)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/14/2023	158.7	158.7	163.8	0.05%
Elite Structures Inc	(#,^)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/12/2038	787.8	787.8	908.6	0.30%
Absolute Desire LLC and Mark H. Szierer Sophisticated Smile	(#,^)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/5/2038	165.4	165.4	190.7	0.06%
Gregory P Jellenek OD and Associates PC dba Gregory P Jellenek OD	(#,^)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/28/2023	28.3	28.3	29.3	0.01%
Ryan D. Thornton and Thornton & Associates LLC	(#,^)	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	5/24/2023	22.6	22.6	23.3	0.01%
Peanut Butter & Co., Inc.	(#,^)	Food Manufacturing	Term Loan	Prime plus 2.75%	4/30/2023	44.1	44.1	45.5	0.02%
1258 Hartford TPKE, LLC and Phelps and Sons, Inc	(#,^)	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/29/2038	108.7	108.7	125.7	0.04%
Xela Pack, Inc. and Aliseo and Catherine Gentile	(#,^)	Paper Manufacturing	Term Loan	Prime plus 2.75%	3/27/2028	187.9	187.9	202.8	0.07%
A & M Commerce, Inc. dba Cranberry Sunoco	(#,^)	Gasoline Stations	Term Loan	Prime plus 2.75%	3/27/2038	287.9	287.9	333.0	0.11%
American Diagnostic Imaging, Inc. dba St. Joseph Imaging Center	(#,^)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/25/2038	468.8	468.8	542.1	0.18%
Michael A.and HeatherR. Welsch dba Art & FrameEtc.	(#,^)	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/22/2038	58.9	58.9	68.1	0.02%
Truth Technologies Inc.	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/21/2023	37.5	37.5	38.7	0.01%
Sound Manufacturing, Inc. and Monster Power Equipment Inc.	(#,^)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/15/2023	214.5	214.5	221.9	0.07%
Golden Gate Lodging LLC	(#,^)	Accommodation	Term Loan	Prime plus 2.75%	3/12/2038	100.4	100.4	116.1	0.04%
Bakhtar Group LLC dba Malmaison	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2023	40.8	40.8	42.2	0.01%
Osceola River Mill, LLC Ironman Machine, Inc.	(#,^)	Machinery Manufacturing	Term Loan	Prime plus 2.75%	2/20/2038	75.0	75.0	86.8	0.03%
Java Warung, LLC	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/19/2038	44.4	44.4	51.4	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Performing SBA Unguaranteed Investments (1) (1a) (22)									299,752
Retain Loyalty LLC	(#,^)	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	2/15/2038	93.7	93.7	108.4	0.04%
North Country Transport, LLC	(#,^)	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	2/6/2023	6.5	6.5	6.7	—%
Sherill Universal City dba Golden Corral LP	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/28/2038	383.9	383.9	444.1	0.15%
Macho LLC Madelaine Chocolate Novelties Inc	(#,^)	Food Manufacturing	Term Loan	Prime plus 2.75%	12/31/2037	435.2	435.2	502.8	0.17%
Elegant Fireplace Mantels, Inc.	(#,^)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/31/2022	43.9	43.9	45.3	0.02%
John Duffy Fuel Co., Inc.	(#,^)	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/28/2022	209.6	209.6	216.1	0.07%
Babie Bunnie Enterprises Inc dba Triangle Mothercare	(#,^)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/28/2027	28.2	28.2	30.3	0.01%
Polpo Realty LLC & Polpo Restaurant LLC dba Polpo Restaurant	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/27/2037	451.6	451.6	521.7	0.17%
Martin L Hopp, MD PHD A Medical Corp dba Tower ENT	(#,^)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2022	26.9	26.9	27.7	0.01%
Cheryle A Baptiste and Cheryle Baptiste DDS PLLC	(#,^)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/30/2037	251.6	251.6	290.6	0.10%
Daniel Gordon and Erin Gordon and Silver Lining Stables CT, LLC	(#,^)	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	11/28/2037	197.8	197.8	228.5	0.08%
Richmond Hill Mini Market, LLC	(#,^)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/27/2037	159.9	159.9	184.7	0.06%
D&L Rescources, Inc. dba The UPS Store	(#,^)	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	11/27/2022	3.9	3.9	4.0	—%
DRV Enterprise, Inc. dba Cici's Pizza # 339	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/26/2022	24.1	24.1	24.9	0.01%
U & A Food and Fuel, Inc. dba Express Gas & Food Mart	(#,^)	Gasoline Stations	Term Loan	Prime plus 2.75%	11/21/2037	83.1	83.1	96.0	0.03%
Pioneer Windows Manufacturing Corp, Pioneer Windows	(#,^)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	11/21/2022	111.2	111.2	114.7	0.04%
R & J Petroleum LLC Manar USA, Inc.	(#,^)	Gasoline Stations	Term Loan	Prime plus 2.75%	11/20/2037	155.4	155.4	179.6	0.06%
St Judes Physical Therapy P.C.	(#,^)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/19/2022	8.3	8.3	8.6	—%
Hi-Def Imaging, Inc. dba SpeedPro Imaging	(#,^)	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/9/2022	8.8	8.8	9.1	—%
Reidville Hydraulics Mfg Inc dba Summit	(#,^)	Machinery Manufacturing	Term Loan	Prime plus 2.75%	11/2/2037	229.4	229.4	264.8	0.09%
Big Apple Entertainment Partners, LLC dba Ripley's Believe It or Not	(#,^)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/26/2022	71.7	71.7	73.9	0.02%
University Park Retreat, LLC dba Massage Heights	(#,^)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/27/2022	28.8	28.8	29.7	0.01%
O'Rourkes Diner LLC	(#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/19/2037	56.3	56.3	64.9	0.02%
AJK Enterprise LLC	(#)	Truck Transportation	Term Loan	Prime plus 2.75%	8/27/2022	5.9	5.9	6.1	—%
Suncoast Aluminum Furniture, Inc	(#,^)	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	8/17/2037	308.7	308.7	356.1	0.12%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Performing SBA Unguaranteed Investments (1) (1a) (22)									299,752
Hofgard & Co., Inc. dba HofgardBenefits	(#,^)	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/27/2022	38.7	38.7	39.8	0.01%
Georgia Safe Sidewalks LLC	(#,^)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/27/2022	5.3	5.3	5.5	—%
Central Tire, Inc. dba Cooper Tire & Auto Services	(#,^)	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/29/2037	245.8	245.8	282.9	0.09%
Jenkins-Pavia Corporation dba Victory Lane Quick Oil Change	(#,^)	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/27/2037	59.4	59.4	68.4	0.02%
KIND-ER-ZZ Inc dba Kidville	(#,^)	Educational Services	Term Loan	Prime plus 2.75%	6/15/2022	17.4	17.4	17.9	0.01%
Graphish Studio, Inc. and Scott Fishoff	(#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/14/2022	7.0	7.0	7.2	—%
ALF, LLC Mulit-Service Eagle Tires	(#,^)	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	5/31/2037	53.4	53.4	61.5	0.02%
Tracey Vita-Morris dba Tracey Vita's School of Dance	(#,^)	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	5/10/2022	7.7	7.7	7.9	—%
Tanner Optical, Inc. dba Murphy Eye Care	(#,^)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/27/2022	2.7	2.7	2.8	—%
Zane Filippone Co Inc dba Culligan Water Conditioning	(#,^)	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/12/2022	182.6	182.6	187.6	0.06%
Access Staffing, LLC	(#,^)	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/30/2022	64.8	64.8	66.5	0.02%
Manuel P. Barrera and Accura Electrical Contractor, Inc.	(#)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/23/2028	68.2	68.2	73.6	0.02%
DC Realty, LLC dba FOGO Data Centers	(#)	Professional, Scientific, and Technical Services	Term Loan	6.25%	3/23/2022	509.9	509.9	504.3	0.17%
DC Realty, LLC dba FOGO Data Centers	(#)	Professional, Scientific, and Technical Services	Term Loan	6%	3/23/2037	2,623.4	2,623.4	2,468.9	0.82%
Shweiki Media, Inc. dba Study Breaks Magazine	(#,^)	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/22/2027	739.7	739.7	792.1	0.26%
ATI Jet, Inc.	(#)	Air Transportation	Term Loan	Prime plus 2.75%	12/28/2026	532.8	532.8	569.4	0.19%
J. Kinderman & Sons, Inc. dba Brite Star Manufacturing Company	(#,^)	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/22/2036	346.8	346.8	398.4	0.13%
K's Salon, LLC d/b/a K's Salon	(#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/20/2021	21.6	21.6	22.1	0.01%
15 Frederick Place LLC & Pioneer Windows Holdings Inc & Subs	(#)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/16/2021	74.0	74.0	75.7	0.03%
Taylor Transport, Inc	(#)	Truck Transportation	Term Loan	Prime plus 2.75%	12/8/2021	71.7	71.7	73.4	0.02%
K9 Bytes, Inc & Epazz, Inc dba K9 Bytes, Inc	(#)	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	10/26/2021	17.1	17.1	17.5	0.01%
28 Cornelia Street Properties, LLC and Zouk, Ltd.dba Palma	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/25/2021	6.0	6.0	6.1	—%
39581 Garfield, LLC and Tri County Neurological Associates, P.C.	(#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2036	68.9	68.9	79.1	0.03%
Robert E. Caves, Sr. and American Plank dba Caves Enterprises	(#)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/30/2021	78.2	78.2	79.8	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Performing SBA Unguaranteed Investments (1) (1a) (22)									299,752
39581 Garfield, LLC and Tricounty Neurological Associates, P.C.	(#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2036	23.4	23.4	26.9	0.01%
Big Apple Entertainment Partners, LLC dba Ripley's Believe it or Not	(#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2021	271.7	271.7	277.3	0.09%
Michael S. Decker & Janet Decker dba The Hen House Cafe	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/30/2036	13.8	13.8	15.9	0.01%
Qycell Corporation	(#)	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	8/19/2021	45.0	45.0	45.9
Trademark Equipment Company Inc and David A. Daniel	(#)	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	8/19/2036	110.8	110.8	127.0
Valiev Ballet Academy, Inc	(#)	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	8/12/2036	35.1	35.1	40.3
LaHoBa, LLC d/b/a Papa John's	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/3/2036	63.8	63.8	73.2
Lavertue Properties LLP	(#)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/29/2036	37.0	37.0	42.4
Lisle Lincoln II Limited Partnership dba Lisle Lanes LP	(#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/29/2036	289.5	289.5	331.6
Peanut Butter & Co., Inc. d/b/a Peanut Butter & Co.	(#)	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/3/2021	10.2	10.2	10.4
Modern on the Mile, LLC dba Ligne Roset	(#)	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	5/25/2021	45.6	45.6	46.4
Profile Performance, Inc. and Eidak Real Estate, L.L.C.	(#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/20/2036	104.4	104.4	119.5
Northwind Outdoor Recreation, Inc. dba Red Rock Wilderness Store	(#)	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/18/2036	113.8	113.8	130.4
Michael S. Korfe dba North Valley Auto Repair	(#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/24/2036	12.6	12.6	14.4
Actknowledge,Inc dba Actknowledge	(#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/21/2021	11.7	11.7	11.9
Stephen Frank, Patricia Frank and Suds Express LLC	(#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/25/2023	22.0	22.0	22.8
SuzyQue’s LLC dba Suzy Que’s	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/11/2036	49.8	49.8	57.0
Little People’s Village, LLC	(#,^)	Social Assistance	Term Loan	Prime plus 2.75%	1/31/2036	25.2	25.2	28.8
Seagate Group Holdings, Inc. dba Seagate Logistics, Inc.	(#)	Support Activities for Transportation	Term Loan	Prime plus 2.75%	1/28/2036	92.0	92.0	105.3
Dixie Transport, Inc. & Johnny D. Brown & Jimmy Brown & Maudain Brown	(#,^)	Support Activities for Transportation	Term Loan	5.25%	12/28/2035	1,316.8	1,316.8	1,243.5	0.41%
Shree OM Lodging, LLC dba Royal Inn	(#,^)	Accommodation	Term Loan	Prime plus 2.75%	12/17/2035	22.4	22.4	25.6	0.01%
Lodin Medical Imaging, LLC dba Watson Imaging Center	(#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/1/2020	11.2	11.2	11.4	—%
Robert F. Schuler and Lori A. Schuler dba Bob’s Service Center	(#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/30/2035	27.4	27.4	31.3	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Performing SBA Unguaranteed Investments (1) (1a) (22)									299,752
Elan Realty, LLC and Albert Basse Asociates, Inc.	(#)	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	9/30/2035	181.8	181.8	207.3	0.07%
K9 Bytes, Inc & Epazz, Inc	(#)	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	9/30/2020	2.8	2.8	2.8	—%
Success Express, Inc.	(#)	Couriers and Messengers	Term Loan	Prime plus 2.75%	9/29/2020	11.1	11.1	11.3	—%
Modern Manhattan, LLC	(#)	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	9/20/2020	28.8	28.8	29.2	0.01%
Dirk's Trucking, L.L.C. dba Dirk's Trucking	(#)	Truck Transportation	Term Loan	Prime plus 2.75%	9/17/2020	2.3	2.3	2.4	—%
Rudy & Louise Chavez dba Clyde's Auto and Furniture Upholstery	(#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/2/2035	40.1	40.1	45.7	0.02%
Newsome Trucking Inc and Kevin Newsome	(#)	Truck Transportation	Term Loan	Prime plus 2.75%	9/2/2035	199.1	199.1	227.0	0.08%
Members Only Software, Inc	(#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/30/2020	4.8	4.8	4.9	—%
ActKnowledge,Inc dba ActKnowledge	(#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/30/2020	5.5	5.5	5.5	—%
I-90 RV & Auto Supercenter	(#)	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/29/2035	59.4	59.4	67.6	0.02%
Zouk, Ltd. dba Palma	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/25/2020	3.3	3.3	3.4	—%
Tanner Optical Inc. dba Murphy Eye Care	(#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/22/2035	75.3	75.3	85.7	0.03%
ValleyStar, Inc. dba BrightStar Healthcare	(#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2020	0.6	0.6	0.6	—%
ValleyStar, Inc. dba BrightStar HealthCare	(#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2020	—	—	—	—%
Diag, LLC dba Kidville	(#)	Educational Services	Term Loan	Prime plus 2.75%	6/21/2020	3.6	3.6	3.7	—%
New Economic Methods LLC dba Rita's	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2020	0.2	0.2	0.2	—%
Cocoa Beach Parasail Corp.	(#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/26/2020	0.5	0.5	0.5	—%
Lahoba,LLC dba Papa John's Pizza	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/30/2034	33.3	33.3	37.7	0.01%
Animal Intrusion Prevention Systems Holding Company, LLC	(#)	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/29/2024	20.7	20.7	21.6	0.01%
KMC RE, LLC & B&B Kennels	(#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/19/2034	45.4	45.4	51.5	0.02%
ROVER REPAIRS	(#)	Repair and Maintenance	Term Loan	Prime plus 2.5%	11/28/2029	46.3	46.3	50.1	0.02%
The Alba Financial Group, Inc.	(#)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	6%	3/10/2021	5.1	5.1	5.0	—%
D & D's Divine Beauty School of Esther, LLC	(#)	Educational Services	Term Loan	6%	8/1/2031	44.6	44.6	42.7	0.01%
Bliss Coffee and Wine Bar, LLC	(#)	Food Services and Drinking Places	Term Loan	6%	12/31/2019	64.6	64.6	64.5	0.02%
Zog Inc.	(#)	Other Information Services	Term Loan	Prime plus 2.75%	4/30/2020	20.1	20.1	20.3	0.01%
Connect Litigation Technology, Inc.	(#)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2%	10/18/2025	20.7	20.7	21.4	0.01%
1911 East Main Street Holdings, Corp	(#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2032	11.0	11.0	12.3	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Performing SBA Unguaranteed Investments (1) (1a) (22)									299,752
Water Works Laundromat, LLC	(#)	Personal and Laundry Services	Term Loan	Prime plus 2.25%	9/7/2027	150.0	150.0	158.3	0.05%
Dave Kris, and MDK Ram Corp.	(#)	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/5/2026	24.4	24.4	25.9	0.01%
Gill Express Inc. dba American Eagle Truck Wash	(#)	Repair and Maintenance	Term Loan	Prime plus 2.75%	1/5/2027	149.4	149.4	160.0	0.05%
Head To Toe Personalized Pampering, Inc.	(#)	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/27/2031	7.9	7.9	8.7	—%
Christopher F. Bohon & Pamela D. Bohon	(#)	Social Assistance	Term Loan	Prime plus 2.75%	10/28/2026	2.5	2.5	2.7	—%
Mogas Limited	(#)	Gasoline Stations	Term Loan	Prime plus 2.75%	5/31/2030	63.1	63.1	69.4	0.02%
Shree Om Lodging, LLC dba Royal Inn	(#)	Accommodation	Term Loan	Prime plus 2.75%	5/2/2030	55.9	55.9	61.5	0.02%
Patricia Hughes Jones, MD PC	(#)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/13/2020	0.5	0.5	0.5	—%
Moonlight Multi Media Production, Inc.	(#)	Other Information Services	Term Loan	5.3%	2/1/2025	1.7	1.7	1.7	—%
David M. Goens dba Superior Auto Paint & Body, Inc.	(#)	Repair and Maintenance	Term Loan	6%	8/26/2024	12.2	12.2	12.0	—%
McCallister Venture Group, LLC and Maw's Vittles, Inc.	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/30/2029	10.0	10.0	10.9	—%
Chong Hun Im dba Kim's Market	(#)	Food and Beverage Stores	Term Loan	Prime plus 2.5%	2/27/2024	6.3	6.3	6.5	—%
Whirlwind Car Wash, Inc.	(#)	Repair and Maintenance	Term Loan	Prime plus 2%	4/9/2029	13.1	13.1	13.9	—%
Shuttle Car Wash, Inc. dba Shuttle Car Wash	(#)	Repair and Maintenance	Term Loan	Prime plus 2.25%	11/10/2028	14.4	14.4	15.3	0.01%
Min Hui Lin	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/30/2028	14.4	14.4	15.5	0.01%
Delta Partners, LLC dba Delta Carwash	(#)	Repair and Maintenance	Term Loan	Prime plus 2.5%	4/5/2029	35.9	35.9	38.7	0.01%
Auto Sales, Inc.	(#)	Motor Vehicle and Parts Dealers	Term Loan	6%	8/17/2023	4.9	4.9	4.9	—%
RAB Services, Inc. & Professional Floor Installations	(#)	Specialty Trade Contractors	Term Loan	Prime plus 2.5%	1/31/2023	4.2	4.2	4.3	—%
Ralph Werner dba Werner Transmission Inc	(#)	Gasoline Stations	Term Loan	Prime plus 2.75%	12/29/2021	1.2	1.2	1.2	—%
Taste of Inverness, Inc. dba China Garden	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2%	6/29/2025	6.4	6.4	6.7	—%
Robin C. & Charles E. Taylor & Brigantine Aquatic Center LLC	(#)	Amusement, Gambling, and Recreation Industries	Term Loan	6%	9/14/2023	26.0	26.0	25.6	0.01%
OrthoQuest, P.C.	(#)	Ambulatory Health Care Services	Term Loan	Prime plus 2%	3/12/2022	1.9	1.9	1.9	—%
Track Side Collision & Tire, Inc.	(#)	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/16/2025	3.6	3.6	3.8	—%
Deesha Corporation, Inc. dba Best Inn & Suites	(#)	Accommodation	Term Loan	Prime plus 2.25%	2/14/2025	19.8	19.8	20.6	0.01%
Maruti, Inc	(#)	Accommodation	Term Loan	Prime plus 2.25%	11/25/2024	18.1	18.1	18.7	0.01%
Randall D. & Patricia D. Casaburi dba Pat's Pizzazz	(#)	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	3/13/2023	4.4	4.4	4.5	—%
Gain Laxmi, Inc. dba Super 8 Motel	(#)	Accommodation	Term Loan	Prime plus 2.25%	5/31/2023	12.6	12.6	13.0	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Performing SBA Unguaranteed Investments (1) (1a) (22)									299,752
Naseeb Corporation	(#)	Accommodation	Term Loan	Prime plus 2.25%	3/31/2024	20.2	20.2	20.8	0.01%
Stillwell Ave Prep School	(#)	Social Assistance	Term Loan	Prime plus 2.75%	1/14/2023	3.9	3.9	4.0	—%
Five Corners, Ltd.	(#)	Gasoline Stations	Term Loan	Prime plus 2.75%	12/11/2019	0.4	0.4	0.4	—%
Alyssa Corp dba Knights Inn	(#)	Accommodation	Term Loan	Prime plus 2.25%	9/30/2023	34.1	34.1	35.1	0.01%
Bhailal Patel dba New Falls Motel	(#)	Accommodation	Term Loan	Prime plus 2.75%	3/27/2023	1.8	1.8	1.9	—%
Pegasus Automotive, Inc.	(#)	Gasoline Stations	Term Loan	Prime plus 2.75%	12/23/2022	$5.5	$5.5	$5.6	—%
Delyannis Iron Works	(#)	Fabricated Metal Product Manufacturing	Term Loan	6%	12/8/2022	$1.1	$1.1	$1.1	—%
P. Agrino, Inc. dba Andover Diner	(#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/18/2021	$3.4	$3.4	$3.5	—%
Total Performing SBA Unguaranteed Investments						$349,928.5	$349,928.5	$362,063.4	120.79%

Performing Modified Non-Accrual SBA Unguaranteed Investments (1) (1b) (22)									299,752
200 North 8th Street Associates LLC and Enchanted Acres Farm	(#)	Food Manufacturing	Term Loan	6.25%	5/4/2028	$457.4	$457.4	$355.0	0.12%
Custom Software, Inc. a Colorado Corporation dba M-33 Access	(#)	Professional, Scientific, and Technical Services	Term Loan	6.25%	6/17/2021	236.8	236.8	113.1	0.04%
Event Mecca LLC	(#)	Other Information Services	Term Loan	6%	4/10/2023	11.1	11.1	1.1	—%
Hartford Cardiology Group LLC and Ideal Nutrition of Connecticut LLC	(#,^)	Ambulatory Health Care Services	Term Loan	0%	5/15/2024	455.4	455.4	70.8	0.02%
Kids at Heart,LLC dba Monster Mini Golf	(#,^)	Amusement, Gambling, and Recreation Industries	Term Loan	6.75%	9/22/2026	19.8	19.8	7.2	—%
Matchless Transportation LLC dba First Class Limo	(#)	Transit and Ground Passenger Transportation	Term Loan	6.25%	5/31/2020	119.8	119.8	12.1	—%
Morris Glass and Construction Inc	(#)	Specialty Trade Contractors	Term Loan	15%	10/1/2023	415.9	415.9	220.5	0.07%
TX Superior Communications, LLC	(#,^)	Specialty Trade Contractors	Term Loan	8%	3/19/2028	85.5	85.5	46.8	0.02%
Total Performing Non-Accrual SBA Unguaranteed Investments						1,801.7	1,801.7	826.6	0.28%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Non-Performing SBA Unguaranteed Investments (3) (22)									299752
A & A Auto Care LLC	(*,#,^)	Repair and Maintenance	Term Loan	7.5%	3/9/2026	10.4	10.4	—	—%
A & A Auto Care, LLC d/b/a A & A Auto Care, LLC	(*,#)	Repair and Maintenance	Term Loan	7.25%	8/12/2036	19.6	19.6	17.8	0.01%
Acton Hardware LLC and Mark Allgood & Jamie Allgood	(*,#,^)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	8%	3/24/2041	478.2	478.2	359.5	0.12%
Alive Design, LLC	(*,#,~)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/13/2027	15.2	15.2	12.0	—%
All About Kids and Families Medical Center, Inc.	(*,#,^)	Ambulatory Health Care Services	Term Loan	8.25%	1/13/2029	364.9	364.9	236.7	0.08%
All Printing Solutions, Inc. dba Pryntcomm	(*,#,^)	Printing and Related Support Activities	Term Loan	7.75%	6/27/2041	528.8	528.8	328.5	0.11%
Allied Welding Inc.	(*,#,^)	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2041	729.8	729.8	690.0	0.23%
Amboy Group, LLC dba Tommy's Moloney's	(*,#,~)	Food Manufacturing	Term Loan	7%	6/24/2025	364.5	364.5	354.2	0.12%
American Pharmaceutical Innovation Company, LLC	(*,#,^)	Chemical Manufacturing	Term Loan	Prime plus 2.75%	3/28/2027	25.7	25.7	24.9	0.01%
American Reclamation LLC	(*,#,^)	Furniture and Related Product Manufacturing	Term Loan	8%	11/1/2027	0.8	0.8	0.8	—%
Arclay ,LLC	(*,#,^)	Nonmetallic Mineral Product Manufacturing	Term Loan	8%	5/5/2030	137.1	137.1	38.9	0.01%
Arrow Freight Inc	(*,#,^)	Truck Transportation	Term Loan	8.25%	3/30/2028	661.7	661.7	373.8	0.12%
Auto Shine Carwash Inc and AKM R. Hossain and Jessica F. Masud	(*,#)	Gasoline Stations	Term Loan	7.75%	9/26/2024	15.7	15.7	15.4	0.01%
AWA Fabrication & Construction, L.L.C.	(*,#)	Fabricated Metal Product Manufacturing	Term Loan	6%	4/30/2025	34.4	34.4	1.4	—%
B & J Manufacturing Corporation and Benson Realty Trust	(*,#)	Fabricated Metal Product Manufacturing	Term Loan	7.25%	3/30/2021	11.0	11.0	10.8	—%
B and J Catering Inc dba Culinary Solutions	(*,#,^)	Food Services and Drinking Places	Term Loan	7%	8/27/2040	208.9	208.9	194.8	0.06%
B&B Fitness and Barbell, Inc. dba Elevations Health Club	(*,#)	Amusement, Gambling, and Recreation Industries	Term Loan	6%	6/22/2035	200.0	200.0	182.0	0.06%
Baker Sales, Inc. d/b/a Baker Sales, Inc.	(*,#)	Nonstore Retailers	Term Loan	6%	3/29/2036	177.4	177.4	58.5	0.02%
Fieldstone Quick Stop LLC Barber Investments LLC Thadius M	(*,#)	Gasoline Stations	Term Loan	6%	9/30/2038	400.4	400.4	35.9	0.01%
Barber Investments LLC and Fieldstone Quickstop LLC and Maine Dollar	(*,#)	Gasoline Stations	Term Loan	6.25%	8/15/2039	146.3	146.3	—	—%
Bear Creek Entertainment LLC dba The Woods at Bear Creek	(*,#,^)	Accommodation	Term Loan	Prime plus 2.75%	8/12/2041	1,608.1	1,670.5	588.1	0.20%
Bear Creek Entertainment, LLC dba The Woods at Bear Creek	(*,#)	Accommodation	Term Loan	7.25%	12/30/2024	85.4	85.4	84.2	0.03%
Bebos Inc dba Pizza Hut & Sunoco	(*,#)	Gasoline Stations	Term Loan	7.75%	3/28/2028	214.1	214.1	54.7	0.02%
Bone Bar & Grill LLC	(*,#)	Food Services and Drinking Places	Term Loan	7%	6/30/2042	73.4	73.4	58.8	0.02%
BQRS, Inc. DBA Gresham Meineke Car Care Center	(*,#,^)	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/30/2027	54.2	54.2	50.6	0.02%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Non-Performing SBA Unguaranteed Investments (3) (22)									299752
Brandywine Picnic Park, Inc. and B.Ross Capps & Linda Capps	(*,#)	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	3/30/2031	179.3	179.3	174.3	0.06%
Cagwin Trucking LLC	(*,#,^)	Truck Transportation	Term Loan	Prime plus 2.75%	9/29/2042	319.0	319.0	301.6	0.10%
Calhoun Satellite Communications Inc and Transmission Solutions Group	(*,#)	Broadcasting (except Internet)	Term Loan	6.75%	2/27/2025	724.2	724.2	—	—%
Calhoun Satellite Communications, Inc.	(*,#)	Telecommunications	Term Loan	7%	12/2/2026	189.1	189.1	11.5	—%
Capstone Pediatrics PLLC and Capstone Healthcare Consulting LLC	(*,#)	Ambulatory Health Care Services	Term Loan	7.75%	5/15/2025	556.4	556.4	317.9	0.11%
Carl R. Bieber, Inc. dba Bieber Tourways/Bieber Transportation	(*,#)	Transit and Ground Passenger Transportation	Term Loan	7.5%	9/30/2027	572.9	572.9	557.1	0.19%
Central Ohio Cleaners Inc	(*,#)	Personal and Laundry Services	Term Loan	7%	6/13/2024	85.3	85.3	1.4	—%
Chickamauga Properties, Inc., MSW Enterprises, LLP	(*,#)	Amusement, Gambling, and Recreation Industries	Term Loan	6.25%	12/22/2035	59.0	59.0	56.6	0.02%
Chickamauga Properties, Inc. and MSW Enterprises, LLP	(*,#)	Amusement, Gambling, and Recreation Industries	Term Loan	6.25%	10/19/2022	43.5	43.5	—	—%
Clark Realty LLC	(*,#,^)	Real Estate	Term Loan	8%	8/29/2041	73.3	73.3	19.2	0.01%
Clark Realty LLC	(*,#,^)	Real Estate	Term Loan	8%	9/15/2027	58.6	58.6	—	—%
CLU Amboy, LLC and Amboy Group, LLC dba Tommy Moloney's	(*,#,~)	Food Manufacturing	Term Loan	7%	12/27/2023	455.7	455.7	415.8	0.14%
CM Lab Inc	(*,#,^)	Professional, Scientific, and Technical Services	Term Loan	6.75%	5/20/2026	125.5	125.5	86.8	0.03%
Colts V LLC and Nowatzke Service Center, Inc dba Nowatzke Truck	(*,#)	Repair and Maintenance	Term Loan	6.75%	9/26/2039	553.3	553.3	478.4	0.16%
Conference Services International ETC LLC	(*,#,^)	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/14/2028	600.8	600.8	584.1	0.19%
Custom Software, Inc. a Colorado Corporation dba M-33 Access	(*,#)	Broadcasting (except Internet)	Term Loan	6.25%	4/30/2022	94.3	94.3	—	—%
CZAR Industries, Inc.	(*,#,^)	Machinery Manufacturing	Term Loan	8.25%	12/19/2027	246.4	246.4	142.9	0.05%
D&G Capital LLC dba Miami Grill 277	(*,#,^)	Food Services and Drinking Places	Term Loan	6.5%	12/16/2025	45.6	45.6	9.2	—%
Desert Ribs, LLC and Famous Charlie, LLC and Famous Freddie, LLC	(*,#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/8/2042	977.4	977.4	—	—%
Douglas Printy Motorsports, Inc. dba Blackburn Trike	(*,#)	Motor Vehicle and Parts Dealers	Term Loan	8.25%	3/9/2040	155.9	155.9	93.6	0.03%
Doxa Deo Inc dba Luv 2 Play	(*,#,^)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2026	81.3	81.3	79.0	0.03%
Dr. Richard Rolle JR, PLLC dba Rolle Oral & Facial Surgery PLLC	(*,#,^)	Ambulatory Health Care Services	Term Loan	7.5%	9/29/2042	869.9	869.9	585.5	0.20%
Dr. Richard R. Rolle, Jr., PLLC dba Rolle Oral & Facial Surgery	(*,#,^)	Ambulatory Health Care Services	Term Loan	7.5%	12/18/2027	122.3	122.3	—	—%
Driven Warehouse/Distribution LLC	(*,#)	Truck Transportation	Term Loan	8%	12/22/2027	726.2	726.2	446.4	0.15%
Driven Warehouse/Distribution LLC	(*,#)	Truck Transportation	Term Loan	8%	1/18/2028	129.0	129.0	—	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Non-Performing SBA Unguaranteed Investments (3) (22)									299752
DTM Parts Supply Inc.	(*,#)	Merchant Wholesalers, Durable Goods	Term Loan	7%	6/2/2025	54.8	54.8	53.3	0.02%
DuCharme Realty LLC and DuCharme Enterprises LLC dba Specialty	(*,#)	Wood Product Manufacturing	Term Loan	8%	2/2/2040	210.1	210.1	139.4	0.05%
E & I Holdings, LP & PA Farm Products, LLC	(*,#)	Food Manufacturing	Term Loan	6%	4/30/2030	4,705.2	4,817.2	2,881.7	0.96%
Earth First Recycling LLC	(*,#,^)	Merchant Wholesalers, Durable Goods	Term Loan	8%	12/6/2027	72.8	72.8	70.8	0.02%
Earth First Recycling, LLC and 191 Clark Road, LLC	(*,#,^)	Merchant Wholesalers, Durable Goods	Term Loan	8%	6/5/2027	338.0	338.0	328.7	0.11%
EGM Food Services Inc dba Gold Star Chili	(*,#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2024	11.6	11.6	8.3	—%
Ericon Inc. dba Quik Pik	(*,#,^)	Gasoline Stations	Term Loan	Prime plus 2.75%	3/24/2027	54.2	54.2	—	—%
Ericon, Inc.	(*,#,^)	Gasoline Stations	Term Loan	8.25%	12/1/2041	705.6	705.6	648.4	0.22%
Ericon, Inc. dba Quik Pik	(*,#,^)	Gasoline Stations	Term Loan	8.25%	12/15/2041	322.8	322.8	309.5	0.10%
Europlast Ltd	(*,#)	Plastics and Rubber Products Manufacturing	Term Loan	6%	9/26/2022	312.9	312.9	55.7	0.02%
Europlast Ltd	(*,#)	Plastics and Rubber Products Manufacturing	Term Loan	6%	5/31/2023	73.4	73.4	—	—%
Evernook Valley Milk LLC	(*,#,^)	Animal Production and Aquaculture	Term Loan	7.5%	8/31/2042	637.5	637.5	461.3	0.15%
Excel RP Inc	(*,#,^)	Machinery Manufacturing	Term Loan	Prime plus 2.75%	8/30/2023	66.8	66.8	51.9	0.02%
Excel RP Inc	(*,#,^)	Machinery Manufacturing	Term Loan	Prime plus 2.75%	3/25/2026	95.2	95.2	—	—%
Excel RP, Inc./Kevin and Joann Foley	(*,#)	Machinery Manufacturing	Term Loan	Prime plus 2.75%	7/8/2028	32.4	32.4	30.5	0.01%
Excel, RP Inc.	(*,#,^)	Machinery Manufacturing	Term Loan	Prime plus 2.75%	9/20/2027	88.8	88.8	—	—%
Ezzo Properties, LLC and Great Lakes Cleaning, Inc.	(*,#)	Administrative and Support Services	Term Loan	7.75%	12/20/2027	286.5	286.5	60.1	0.02%
New Image Building Services, Inc.	(*,#)	Repair and Maintenance	Term Loan	7.75%	8/23/2037	251.5	251.5	170.3	0.06%
New Image Building Services Inc.	(*,#)	Repair and Maintenance	Term Loan	7.75%	10/29/2023	197.1	197.1	—	—%
New Image Building Services, Inc.	(*,#,^)	Administrative and Support Services	Term Loan	7.75%	1/19/2026	67.8	67.8	—	—%
New Image Building Services, Inc.	(*,#,^)	Administrative and Support Services	Term Loan	7.75%	12/21/2026	39.0	39.0	—	—%
New Image Building Services, Inc.	(*,#,^)	Administrative and Support Services	Term Loan	7.75%	5/18/2027	138.9	138.9	—	—%
Galaforo Construction and Companies LLC	(*,#,^)	Construction of Buildings	Term Loan	7.5%	12/15/2042	207.8	207.8	204.9	0.07%
Galaforo Construction LLC and Paul M Galaforo, Jr.	(*,#)	Construction of Buildings	Term Loan	7.5%	12/15/2027	329.0	329.0	73.3	0.02%
GEM2K, LLC	(*,#,^)	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2043	381.3	381.3	360.4	0.12%
GEM2K, LLC dba Precision Precast	(*,#,^)	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	5/19/2027	145.9	145.9	137.9	0.05%
Glencadia Corporation	(*,#,^)	Personal and Laundry Services	Term Loan	8.25%	11/21/2027	3.5	3.5	—	—%
Golf Swing Prescription LLC	(*,#,^)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/11/2028	12.5	12.5	—	—%
Grand Manor Realty Inc & Kevin LaRoe	(*,#)	Real Estate	Term Loan	6%	2/20/2023	19.0	19.0	18.2	0.01%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Non-Performing SBA Unguaranteed Investments (3) (22)									299752
Green Country Filter Manufacturing LLC	(*,#,^)	Miscellaneous Manufacturing	Term Loan	8%	4/27/2026	68.3	68.3	15.5	0.01%
Groundworks Unlimited LLC	(*,#,^,~)	Specialty Trade Contractors	Term Loan	6%	12/17/2023	8.1	8.1	7.3	—%
H.M.C, Incorporated	(*,#,^)	Furniture and Related Product Manufacturing	Term Loan	8.25%	7/3/2028	183.8	183.8	178.7	0.06%
Hagerstown Muffler, Inc. and JMS Muffler, Inc	(*,#)	Repair and Maintenance	Term Loan	8%	9/24/2040	311.5	311.5	266.4	0.09%
Harrelson Materials Management,Inc	(*,#)	Waste Management and Remediation Services	Term Loan	6%	6/24/2021	465.2	465.2	4.6	—%
Hascher Gabelstapler Inc	(*,#)	Repair and Maintenance	Term Loan	7%	3/26/2024	49.0	49.0	—	—%
HG Ventures, Inc.	(*,#,^)	Truck Transportation	Term Loan	7.5%	3/9/2028	120.9	120.9	34.5	0.01%
HG Ventures, Inc. dba Diamond Head Trucking	(*,#,^)	Truck Transportation	Term Loan	7.5%	6/29/2030	897.0	897.0	307.9	0.10%
Home Again Restaurant LLC	(*,#)	Food Services and Drinking Places	Term Loan	6.25%	6/30/2040	0.4	0.4	0.3	—%
Hurshell Leon Dutton dba High Jump Party Rentals	(*,#,^)	Rental and Leasing Services	Term Loan	8%	11/30/2025	13.6	13.6	13.3	—%
J And G Group Services LLC and United Vending of Florida Inc and John	(*,#,^)	Merchant Wholesalers, Nondurable Goods	Term Loan	7.25%	7/28/2026	29.6	29.6	29.2	0.01%
J and K Fitness L.L.C. dba Physiques Womens Fitness Center	(*,#,^)	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	2/28/2041	90.1	90.1	1.8	—%
J&K Fitness, LLC dba Physiques Womens Fitness Center	(*,#)	Amusement, Gambling, and Recreation Industries	Term Loan	8%	6/8/2036	14.6	14.6	14.2	—%
J Harris Trucking LLC	(*,#)	Truck Transportation	Term Loan	7.25%	5/19/2027	18.7	18.7	—	—%
J Harris Trucking, LLC	(*,#,^)	Truck Transportation	Term Loan	7.25%	5/13/2026	38.1	38.1	18.7	0.01%
J Olson Enterprises LLC and Olson Trucking Direct, Inc.	(*,#)	Truck Transportation	Term Loan	6%	6/28/2025	628.4	628.4	47.1	0.02%
Jenny's Wunderland, Inc.	(*,#)	Social Assistance	Term Loan	6%	6/29/2036	98.8	98.8	13.8	—%
Kantz LLC and Kantz Auto LLC dba Kantz's Hometown Auto	(*,#)	Motor Vehicle and Parts Dealers	Term Loan	6.25%	10/29/2039	11.1	11.1	8.0	—%
Kenneth Whelchel dba Whelchel Fencing and Construction	(*,#,^)	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/28/2028	61.6	61.6	32.5	0.01%
Kidtastic LLC dba The Little Gym of Audubon	(*,#,^)	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	7/27/2026	44.9	44.9	27.7	0.01%
Kneading Dough LLC dba NY Bagel Cafe & Deli,NY Bagle	(*,#)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/23/2029	18.1	18.1	14.5	—%
Knowledge First Inc dba Magic Years of Learning and Kimberly Knox	(*,#)	Social Assistance	Term Loan	8%	3/21/2039	133.3	133.3	129.6	0.04%
Kostekos Inc dba New York Style Pizza	(*,#)	Food Services and Drinking Places	Term Loan	8%	2/6/2040	61.9	61.9	14.6	—%
Krishna of Orangeburg, Inc.	(*,#)	Accommodation	Term Loan	6%	2/20/2032	10.3	10.3	9.0	—%
Kup's Auto Spa Inc	(*,#)	Repair and Maintenance	Term Loan	6.25%	11/15/2038	70.5	70.5	32.7	0.01%
Kup’s Auto Spa, Inc.	(*,#)	Repair and Maintenance	Term Loan	6.25%	10/23/2025	54.7	54.7	—	—%
LA Diner Inc dba Loukas L A Diner	(*,#)	Food Services and Drinking Places	Term Loan	7.25%	9/28/2037	92.8	92.8	89.0	0.03%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Non-Performing SBA Unguaranteed Investments (3) (22)									299752
LAN Doctors Inc	(*,#)	Professional, Scientific, and Technical Services	Term Loan	8.25%	8/28/2025	59.8	59.8	58.2	0.02%
LAN Doctors Inc	(*,#,^)	Professional, Scientific, and Technical Services	Term Loan	8.25%	3/16/2026	43.4	43.4	42.2	0.01%
Lan Doctors, Inc.	(*,#,^)	Professional, Scientific, and Technical Services	Term Loan	Prime plus 0%	12/7/2026	203.3	203.3	197.6	0.07%
Lowgap Grocery & Grill LLC	(*,#,^)	General Merchandise Stores	Term Loan	7.25%	3/24/2041	48.0	48.0	27.5	0.01%
M&H Pine Straw Inc and Harris Maloy	(*,#)	Merchant Wholesalers, Nondurable Goods	Term Loan	7.5%	3/21/2023	197.4	197.4	59.0	0.02%
M&H Pine Straw Inc and Harris Maloy	(*,#)	Support Activities for Agriculture and Forestry	Term Loan	6%	4/30/2020	54.2	54.2	52.7	0.02%
M&H Pine Straw Inc and Harris Maloy	(*,#)	Support Activities for Agriculture and Forestry	Term Loan	7.5%	7/10/2020	27.4	27.4	20.0	0.01%
M&H Pine Straw Inc and Harris Maloy	(*,#)	Merchant Wholesalers, Nondurable Goods	Term Loan	7.5%	12/15/2021	133.8	133.8	49.2	0.02%
M and C Renovations Inc	(*,#,~)	Construction of Buildings	Term Loan	6.25%	10/31/2024	12.0	12.0	9.2	—%
M.E. Interiors LLC	(*,#,^)	Professional, Scientific, and Technical Services	Term Loan	8.25%	4/20/2027	116.4	116.4	113.2	0.04%
M.E. Interiors LLC	(*,#,^)	Professional, Scientific, and Technical Services	Term Loan	8.25%	8/21/2027	14.6	14.6	14.2	—%
M.E. Interiors LLC	(*,#,^)	Professional, Scientific, and Technical Services	Term Loan	8.25%	3/22/2028	17.5	17.5	17.0	0.01%
Mariam Diner Inc dba Country Kitchen Restaurant	(*,#,^)	Food Services and Drinking Places	Term Loan	8%	3/18/2026	42.8	42.8	25.2	0.01%
MB Xpress Inc	(*,#,^)	Truck Transportation	Term Loan	Prime plus 2.75%	9/19/2028	1,168.6	1,168.6	1,002.8	0.33%
Medeiros Holdings Inc dba Outdoor Lighting Perspectives	(*,#,^)	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	7%	11/25/2025	10.5	10.5	3.5	—%
Mojo Brands Media, LLC	(*,#)	Broadcasting (except Internet)	Term Loan	6%	8/28/2023	725.0	725.0	327.9	0.11%
MTV Bowl, Inc. dba Legend Lanes	(*,#,~)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/30/2036	205.1	205.1	205.3	0.07%
N Transport LLC	(*,#,^)	Truck Transportation	Term Loan	8%	11/20/2027	385.5	385.5	85.5	0.03%
N Transport LLC	(*,#,^)	Truck Transportation	Term Loan	Prime plus 2.75%	11/20/2042	175.3	175.3	144.9	0.05%
Nelson Sargsyan dba HDA Trucking	(*,#)	Support Activities for Transportation	Term Loan	7.75%	6/16/2025	100.8	100.8	63.6	0.02%
Nowatzke Service Center Inc dba Nowatzke Truck and Trailer	(*,#,^)	Repair and Maintenance	Term Loan	7%	1/29/2026	96.9	96.9	—	—%
Olsen Bros. Transportation, Inc. & Golden Spike Leasing, LLC	(*,#,^)	Truck Transportation	Term Loan	8.25%	6/20/2028	603.5	603.5	264.5	0.09%
Paragon Fabricators Inc, Paragon Field Services, Inc and Paragon Globa	(*,#)	Heavy and Civil Engineering Construction	Term Loan	7%	9/28/2026	570.7	570.7	26.9	0.01%
Paragon Global, LLC and Paragon Fabricators Inc and Paragon Field	(*,#,^)	Heavy and Civil Engineering Construction	Term Loan	7%	9/28/2041	110.1	110.1	105.2	0.04%
Peckett's Inc	(*,#,^)	Crop Production	Term Loan	7%	7/27/2041	26.1	26.1	—	—%
Peter K Lee MD, PC dba Atlanta Primary Care	(*,#,^)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/13/2043	859.6	859.6	812.7	0.27%
Peter K Lee MD, PC dba Atlanta Primary Care LLC	(*,#,^)	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/13/2028	381.0	381.0	360.2	0.12%
Pooh's Corner Realty LLC and Pooh's Corner Inc	(*,#)	Social Assistance	Term Loan	7%	7/23/2040	11.2	11.2	10.9	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Non-Performing SBA Unguaranteed Investments (3) (22)									299752
PS Camping Inc.	(*,#,^)	Accommodation	Term Loan	Prime plus 2.75%	12/1/2027	18.5	18.5	17.5	0.01%
PS Camping, Inc. dba Prospectors RV Resort	(*,#,^)	Accommodation	Term Loan	Prime plus 2.75%	5/19/2042	253.7	253.7	239.8	0.08%
Ramjay Inc.	(*,#,^)	Transit and Ground Passenger Transportation	Term Loan	8.25%	1/13/2027	381.9	381.9	83.5	0.03%
RDT Enterprises LLC	(*,#)	Specialty Trade Contractors	Term Loan	7%	9/15/2027	136.9	136.9	63.6	0.02%
RDT Enterprises, L.L.C.	(*,#)	Specialty Trade Contractors	Term Loan	7%	11/12/2025	19.6	19.6	—	—%
RDT Enterprises, LLC	(*,#)	Specialty Trade Contractors	Term Loan	7%	12/31/2028	111.5	111.5	55.2	0.02%
Red Tail Management, Inc dba Jon Smith Subs	(*,#,^)	Food Services and Drinking Places	Term Loan	8.25%	8/8/2028	25.5	25.5	24.8	0.01%
Rhone Wolf Vineyard LLC, Goldline Brands Inc. and Myka Cellars, Inc.	(*,#,^)	Beverage and Tobacco Product Manufacturing	Term Loan	8.25%	1/19/2030	230.9	230.9	221.4	0.07%
Roundhay Partners LLC and Roundhay Farming LLC	(*,#,^)	Crop Production	Term Loan	Prime plus 2.75%	8/8/2042	902.1	902.1	582.3	0.19%
Robbie E. Bakery and Cafe LLC	(*,#,^)	Food and Beverage Stores	Term Loan	8.25%	3/3/2027	55.1	55.1	0.9	—%
Route 130 SCPI Holdings LLC Route 130 SCPI Operations LLC	(*,#)	Food Services and Drinking Places	Term Loan	6.25%	9/30/2039	279.5	279.5	34.5	0.01%
Sanabi Investment, LLC dba Oscar's Moving and Storage	(*,#,^)	Truck Transportation	Term Loan	7.5%	6/20/2027	106.2	106.2	40.7	0.01%
Sand Hill Associates, Ltd. dba Charlie O's Tavern on the Point	(*,#,^)	Food Services and Drinking Places	Term Loan	8.25%	12/27/2041	413.0	413.0	238.4	0.08%
Scoville Plumbing & Heating Inc and Thomas P. Scoville	(*,#)	Specialty Trade Contractors	Term Loan	6.75%	7/25/2022	32.1	32.1	12.3	—%
SDA Holdings LLC and Les Cheveux Salon Inc	(*,#,^)	Personal and Laundry Services	Term Loan	7.5%	12/15/2040	108.5	108.5	107.0	0.04%
Sektor Solutions Inc.	(*,#,^)	Professional, Scientific, and Technical Services	Term Loan	8.25%	11/16/2028	157.8	157.8	155.6	0.05%
Select Propane & Fuel Inc. and Select Fuel & Convenience LLC	(*,#)	Merchant Wholesalers, Nondurable Goods	Term Loan	7.5%	2/10/2030	591.4	591.4	101.0	0.03%
Shaffer Automotive Repair, LLC	(*,#)	Repair and Maintenance	Term Loan	7%	5/24/2030	132.8	132.8	44.4	0.01%
Shane M. Howell and Buck Hardware and Garden Center, LLC	(*,#)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	7.5%	12/27/2038	113.4	113.4	79.4	0.03%
Siman Trio Trading	(*,#)	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/21/2028	146.4	146.4	21.7	0.01%
Simkar LLC, Neo Lights Holding Inc, Kalco Lighting, LLC	(*,#)	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	12/26/2043	499.6	499.6	485.8	0.16%
Soregard Inc	(*,#,^)	Furniture and Related Product Manufacturing	Term Loan	7.5%	6/30/2041	153.4	153.4	67.1	0.02%
Sourceco Limited Liability Company	(*,#,^)	Merchant Wholesalers, Nondurable Goods	Term Loan	6.5%	12/17/2025	40.8	40.8	40.3	0.01%
Sovereign Communications LLC	(*,#)	Broadcasting (except Internet)	Term Loan	6.75%	2/7/2024	638.7	638.7	330.8	0.11%
STK Ventures Inc dba JP Dock Service & Supply	(*,#)	Specialty Trade Contractors	Term Loan	6%	5/9/2037	31.6	31.6	10.8	—%
Stormrider Inc dba Shirley's Stormrider	(*,#)	Truck Transportation	Term Loan	7.25%	9/23/2025	53.1	53.1	—	—%
Stormrider Inc dba Shirley's Stormrider	(*,#)	Truck Transportation	Term Loan	7.75%	11/25/2024	102.9	102.9	12.9	—%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Non-Performing SBA Unguaranteed Investments (3) (22)									299752
Street Magic Enterprise LLC	(*,#,^)	Gasoline Stations	Term Loan	7.75%	12/21/2027	86.3	86.3	—	—%
Street Magic Enterprise LLC dba New Lisbon Travel Mart	(*,#,^)	Gasoline Stations	Term Loan	7.5%	11/7/2042	419.0	419.0	237.7	0.08%
Suncrest Stone Products LLC	(*,#,^,~)	Nonmetallic Mineral Product Manufacturing	Term Loan	7.25%	8/29/2041	625.7	625.7	552.7	0.18%
Suncrest Stone Products LLC	(*,#,^,~)	Nonmetallic Mineral Product Manufacturing	Term Loan	7.5%	8/29/2026	536.6	536.6	454.7	0.15%
T and B Boots Inc dba Takken's Shoes	(*,#)	Clothing and Clothing Accessories Stores	Term Loan	7%	3/31/2025	23.0	23.0	—	—%
T and B Boots Inc dba Takken's Shoes	(*,#,^)	Clothing and Clothing Accessories Stores	Term Loan	7.25%	6/17/2026	204.5	204.5	—	—%
T and B Boots Inc dba Takken's Shoes	(*,#)	Clothing and Clothing Accessories Stores	Term Loan	7.25%	12/7/2026	95.2	95.2	92.5	0.03%
Tarver-Henley Inc. and Tar-Hen LLC	(*,#,^)	Building Material and Garden Equipment and Supplies Dealers	Term Loan	7.75%	6/21/2042	314.6	314.6	221.1	0.07%
The Lake Shore Hospitality Inc dba Dowagiac Baymont Inn & Suites	(*,#,^)	Accommodation	Term Loan	Prime plus 2.75%	12/5/2041	337.9	337.9	319.5	0.11%
The Woods at Bear Creek LLC and Bear Creek Entertainment LLC	(*,#)	Accommodation	Term Loan	7%	9/29/2039	489.6	489.6	482.8	0.16%
Thomas P. Scoville dba Scoville Plumbing & Heating, Inc.	(*,#)	Specialty Trade Contractors	Term Loan	6.75%	11/16/2021	32.9	32.9	32.0	0.01%
Transmission Solutions Group, Inc. and Calhoun Satellite Communication	(*,#)	Telecommunications	Term Loan	7%	12/2/2041	64.7	64.7	—	—%
Tri-State Remodeling & Investments, LLC	(*,#,^)	Specialty Trade Contractors	Term Loan	7.5%	12/11/2025	10.3	10.3	1.5	—%
Victorian Restaurant and Tavern, LLC	(*,#,^)	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/22/2042	104.4	104.4	87.4	0.03%
Vision Automotive LLC dba Vision Chrysler Jeep Dodge Ram of Defiance	(*,#,^)	Motor Vehicle and Parts Dealers	Term Loan	7.5%	9/29/2029	289.3	289.3	98.9	0.03%
Vision Collision Center LLC dba Integrity Auto Body & Vision	(*,#)	Repair and Maintenance	Term Loan	7.5%	11/21/2027	349.2	349.2	—	—%
Warner Family Restaurant LLC dba Burgerim	(*,#)	Food Services and Drinking Places	Term Loan	8%	5/3/2028	20.1	20.1	2.8	—%
Webb Eye Associates, PA	(*,#,^)	Ambulatory Health Care Services	Term Loan	7.25%	7/19/2027	71.2	71.2	36.1	0.01%
White Hawk Inc.	(*,#,^)	Truck Transportation	Term Loan	8.25%	12/15/2026	937.3	937.3	911.4	0.30%
Wilban LLC	(*,#,^)	Food Services and Drinking Places	Term Loan	7.5%	3/11/2026	93.2	93.2	89.4	0.03%
Wilban LLC	(*,#)	Food Services and Drinking Places	Term Loan	7.25%	3/28/2039	402.7	402.7	298.9	0.10%
Work of Heart Inc dba Little Nest Portraits	(*,#)	Professional, Scientific, and Technical Services	Term Loan	7.5%	1/10/2028	5.2	5.2	5.1	—%
Work of Heart Inc dba Little Nest Portraits	(*,#,^)	Professional, Scientific, and Technical Services	Term Loan	7.5%	7/28/2027	47.1	47.1	45.7	0.02%
Zahmel Restaurant Suppliers Corp dba Cash & Carry;Zahners Hardware	(*,#,^)	Merchant Wholesalers, Nondurable Goods	Term Loan	8.25%	4/28/2027	75.8	75.8	64.9	0.02%
Total Non-Performing Unguaranteed SBA Investments						$45,840.6	$46,015.0	$26,715.0	8.91%

Total Unguaranteed SBA Investments						$397,570.8	$397,745.2	$389,605.0	129.98%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Performing SBA Guaranteed Investments (4a)								299,752
Matrix Z LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 6.5%	2/27/2029	12.2	12.2	12.2	—%
Rello Inc.	Personal and Laundry Services	Term Loan	Prime plus 6.5%	4/17/2029	5.9	5.9	5.9	—%
2Choice2Friends LLC	Food Services and Drinking Places	Term Loan	Prime plus 6.5%	4/17/2029	12.3	12.3	12.3	—%
Al Russell Moldof's CPA	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	4/25/2029	4.9	4.9	4.9	—%
Disability Resolution	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	4/30/2029	5.8	5.8	5.8	—%
NYM Solutions Inc.	Insurance Carriers and Related Activities	Term Loan	Prime plus 6.5%	5/6/2029	12.3	12.3	12.3	—%
Crystal Cleaning Service	Administrative and Support Services	Term Loan	Prime plus 6.5%	5/9/2029	9.9	9.9	9.9	—%
Clowers Trucking by Faith LLC	Truck Transportation	Term Loan	Prime plus 6.5%	5/23/2029	12.3	12.3	12.3	—%
MCM Design LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	5/23/2029	9.9	9.9	9.9	—%
Still Photography	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	6/6/2029	12.4	12.4	12.4	—%
Archer Cleaners Inc.	Personal and Laundry Services	Term Loan	Prime plus 6.5%	6/10/2029	12.4	12.4	12.4	—%
Law Office of Paula Padilla PLLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	6/13/2029	5.0	5.0	5.0	—%
Bonadi Inc.	Personal and Laundry Services	Term Loan	Prime plus 6.5%	6/17/2029	12.4	12.4	12.4	—%
AA Horseplay, LLC	Animal Production and Aquaculture	Term Loan	Prime plus 6.5%	6/20/2029	12.4	12.4	12.4	—%
Campuscuts LLC	Personal and Laundry Services	Term Loan	Prime plus 6.5%	6/21/2029	7.4	7.4	7.4	—%
Port Diesel LLC	Repair and Maintenance	Term Loan	Prime plus 6.5%	6/21/2029	12.5	12.5	12.5	—%
Menshka Inc.	Ambulatory Health Care Services	Term Loan	Prime plus 6.5%	7/10/2029	12.4	12.4	12.4	—%
The Bean Coffee Company, LLC	Food Services and Drinking Places	Term Loan	Prime plus 6.5%	7/17/2029	12.4	12.4	12.4	—%
Lawrence Adeyemo & Co LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	7/19/2029	10.0	10.0	10.0	—%
Gradstreet LLC	Nonstore Retailers	Term Loan	Prime plus 6.5%	7/30/2029	12.4	12.4	12.4	—%
A&S Services LLC	Food Services and Drinking Places	Term Loan	Prime plus 6.5%	8/7/2029	12.5	12.5	12.5	—%
Crystal Clear Accounting	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	8/26/2029	3.2	3.2	3.2	—%
Doghouse Sport Fishing Charters Inc.	Scenic and Sightseeing Transportation	Term Loan	Prime plus 6.5%	8/30/2029	12.5	12.5	12.5	—%
No Push Back LLC	Personal and Laundry Services	Term Loan	Prime plus 6.5%	8/30/2029	12.5	12.5	12.5	—%
Bent Frenchman Selections LLC	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 6.5%	9/11/2029	12.5	12.5	12.5	—%
Softcare247 LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	9/11/2029	12.5	12.5	12.5	—%
Host Marketing LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	9/18/2029	12.5	12.5	12.5	—%
Standard Real Estate Services LLC	Real Estate	Term Loan	Prime plus 6.5%	9/19/2029	12.5	12.5	12.5	—%
ValleyStar, Inc. dba BrightStar Healthcare	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2020	0.3	0.3	0.3	—%
Neville Galvanizing, Inc	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2042	1,875.0	1,875.0	1,875.0	0.63%
Moon Group, Inc.	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/27/2029	3,709.4	3,709.4	4,035.9	1.35%
Beau & HB Inc. dba Beau’s Billard, Bowling & Arcade	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/16/2029	125.5	125.5	137.7	0.05%
In Power Motors, LLC	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/30/2044	1,875.0	1,875.0	2,109.4	0.70%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Performing SBA Guaranteed Investments (4a)								299,752
MVE, Inc.	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/30/2029	3,720.0	3,720.0	4,058.5	1.35%
National Stone Management	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	8/31/2044	607.3	607.3	668.0	0.22%
Hackstaff Restaurants	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2029	439.6	439.6	483.6	0.16%
JeJoJesi Corp.	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/19/2029	177.3	177.3	194.5	0.06%
Sheldon T Banks LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/19/2044	721.9	721.9	795.2	0.27%
2820 US Hwy 98N LLC	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/23/2029	99.1	99.1	109.3	0.04%
LuluBelle's Mountain Banana Bread LLC	Food Manufacturing	Term Loan	Prime plus 2.75%	12/21/2044	217.1	217.1	244.3	0.08%
Soft Touch Tissue & Paper	Paper Manufacturing	Term Loan	Prime plus 2.75%	12/26/2029	550.6	550.6	608.1	0.20%
Shooter's Gun Club LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/27/2029	314.4	314.4	347.3	0.12%
Hodges Family Entertainment LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/30/2029	69.2	69.2	76.5	0.03%
Humd LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/30/2029	343.9	343.9	380.1	0.13%
Love Playing LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/9/2030	144.1	144.1	159.3	0.05%
AJN Innocations LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/15/2030	73.9	73.9	81.6	0.03%
Bad Ass Coffee of Hawaii	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/20/2029	105.7	105.7	116.8	0.04%
Carmror LTD	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/29/2030	84.1	84.1	93.0	0.03%
Oak Park Social	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/12/2045	238.5	238.5	269.2	0.09%
Natalie Hart LLC	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/18/2029	100.1	100.1	110.7	0.04%
Total SBA Guaranteed Performing Investments					$15,889.9	$15,889.9	$17,252.2	5.76%

Non-Performing SBA Guaranteed Investments (4b)
Kneading Dough LLC dba NY Bagel Cafe & Deli,NY Bagle	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/23/2029	102.5	102.5	102.5	0.03%
Simkar LLC, Neo Lights Holding Inc, Kalco Lighting, LLC	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	12/26/2043	4,496.5	4,496.5	4,496.2	1.50%
Total SBA Guaranteed Non-Performing Investments					$4,599.0	$4,599.0	$4,598.7	1.53%

Total SBA Unguaranteed and Guaranteed Investments					$418,059.7	$418,234.1	$411,455.9	137.27%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Controlled Investments (5) (22)									299751
Advanced Cyber Security Systems, LLC	(*,#) (6) (21)	Data processing, Hosting, and Related Services	50% Membership Interest	—%	—	—	—	—	—%
			Term Loan	3%	Dec 2014	381.0	381.0	—	—%
Automated Merchant Services, Inc.	(*,#) (7) (21)	Data processing, Hosting, and Related Services	100% Common Stock	—%	—	—	—	—	—%
CDS Business Services, Inc.	(*,#) (8)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Common Stock	—%	—	—	4,428.0	5,000.0	1.67%
			Line of Credit	Prime plus 2.5%	Dec 2019	5,350.0	5,350.0	5,350.0	1.78%
			Term Loan	10%	April 2020	—	—	—	—%
Newtek Technology Solutions, Inc.	(*,#) (11)	Data processing, Hosting, and Related Services	100% Common Stock	—%	—	—	8,384.0	7,000.0	2.34%
			Line of Credit	7%	Nov 2028	8,325.0	8,325.0	8,325.0	2.78%
Newtek Insurance Agency, LLC	(*,#) (13)	Insurance Carriers and Related Activities	100% Membership Interest	—%	—	—	135.0	2,215.0	0.74%
PMTWorks Payroll, LLC	(*,#) (9)	Data processing, Hosting, and Related Services	100% Membership Interest	—%	—	—	1,598.1	—	—%
			Term Loan	10%	Oct 2021	435.0	435.0	—	—%
			Term Loan	10%	May 2020	750.0	750.0	—	—%
			Term Loan	12%	May 2020	500.0	500.0	—	—%
			Term Loan	10%	July 2020	1,000.0	1,000.0	—	—%
Small Business Lending, LLC	(*,#) (12) (21)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	598.0	4,200.4	1.40%
			Term Loan	10%	June 2021	400.0	400.0	400.0	0.13%
ADR Partners, LLC dba banc-serv Partners, LLC	(*,#) (12)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	7,085.2	—	—%
International Professional Marketing, Inc.	(#) (16)	Professional, Scientific, and Technical Services	100% Common Stock	—%	—	—	4,000.0	4,150.0	1.38%
			Line of Credit	Prime plus 0.5%	April 2021	—	—	—	—%
SIDCO, LLC	(#) (16)	Professional, Scientific, and Technical Services	100% Membership Interest	—%	—	—	7,119.7	6,649.7	2.22%

See accompanying notes to unaudited condensed consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (UNAUDITED)
(In Thousands)

Portfolio Company	Tickmarks	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Controlled Investments (5) (22)									299751
			Line of Credit	Prime plus 0.5%	July 2020	100.0	100.0	100.0	0.03%
Newtek Merchant Solutions, LLC	(#) (11)	Data processing, Hosting, and Related Services	100% Membership Interest	—%	—	—	16,438.0	121,250.0	40.45%
Mobil Money, LLC	(#) (17)	Data processing, Hosting, and Related Services	100% Membership Interest	—%	—	—	2,980.0	2,980.0	0.99%
Newtek Business Lending, LLC	(*,#) (10)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	13,023.0	16,022.7	5.35%
Newtek Conventional Lending, LLC	(#) (18) (25) (26)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	50% Membership Interest	—%	—	—	12,169.9	13,090.4	4.37%
Titanium Asset Management, LLC	(*,#) (14)	Administrative and Support Services	Term Loan	10%	March 2021	900.0	900.0	900.0	0.30%
			Term Loan	10%	July 2020	193.9	193.9	—	—%
			100% Membership Interest	—%	—	—	—	—	—%
Excel WebSolutions, LLC	(*,#) (15)	Data processing, Hosting, and Related Services	Term Loan	10%	Sept 2020	159.2	159.2	—	—%
			50% Membership Interest	—	—	—	—	—	—%
POS on Cloud, LLC	(#) (20)	Data processing, Hosting, and Related Services	Term Loan	10%	Sept 2023	775.0	775.0	775.0	0.26%
			50.14% Membership Interest	—	—	—	—	—	—%
Total Controlled Investments						$19,269.1	$97,228.0	$198,408.2	66.19%

Non-Control/Affiliate Investments (22)
EMCAP Loan Holdings, LLC	(+,#) (19) (25)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	6.04% Membership Interest	—%	—	$—	$1,000.0	$1,000.0	0.33%

Investments in Money Market Funds
UBS Select Treasury Institutional Fund - 2.26% yield						$9.1	$9.1	$9.1	—%

Total Investments						$437,337.9	$516,471.2	$610,873.2	203.79%

See accompanying notes to unaudited condensed consolidated financial statements.

^ Denotes investment has been pledged as collateral under the Securitization Trusts.
* Denotes non-income producing security.
# Denotes fair value determined using significant unobservable inputs.
~ Denotes sub-performing investment (NOTE 3—INVESTMENTS).
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
(1a) Includes 5 loans with a cost basis of $4,961,000 and fair value of $4,530,000 which NSBF owns 100% of the outstanding loan balance that were originated by NSBF as SBA 7(a) loans, but are no longer deemed SBA 7(a) loans as a result of Newtek repurchasing the guaranteed portions of the loans from the SBA.
(1b) Unguaranteed performing modified non-accrual loans are cash flowing (the borrower is currently making loan repayments according to a modified loan agreement) and the Company believes outstanding principal has a likelihood of being recovered from borrower principal payments, as opposed to collateral liquidation. Unguaranteed performing modified non-accrual loans are valued, in part, based on the present value of expected future cash flows.
(2) Prime Rate is equal to 5.00% and 1 month LIBOR is equal to 2.01563% as of September 30, 2019.
(3) Newtek values non-performing SBA 7(a) loans based on whether they are (a) sub-performing loans, which are non-accrual, nonperforming loans which are cash flowing (the borrower is currently making partial loan repayments) and the Company believes outstanding principal has a likelihood of being recovered from borrower principal payments, as opposed to collateral liquidation or (b) nonperforming loans that are not generating cash flow, which are non-accrual loans which the Company believes outstanding principal can only be recovered by collateral liquidation. Sub-performing loans are valued, in part, based on the present value of expected future cash flows using a discounted cash flow analysis. Nonperforming loans not generating cash flow are valued based upon the value of the underlying collateral in a liquidation scenario. Modified loans are valued based upon current payment streams and are re-amortized at the end of the modification period. Includes 2 loans with a cost basis of $6,488,000 and fair value of $3,470,000 which NSBF owns 100% of the outstanding loan balance that were originated by NSBF as SBA 7(a) loans, but are no longer deemed SBA 7(a) loans as a result of Newtek repurchasing the guaranteed portions of the loans from the SBA.
(4a) Newtek values guaranteed performing SBA 7(a) loans using the secondary SBA 7(a) market as a reference point. Newtek routinely sells performing SBA 7(a) loans into this secondary market. Guaranteed portions of SBA 7(a) loans partially funded as of the valuation date are valued using level two inputs as disclosed in NOTE 6—FAIR VALUE MEASUREMENTS.
(4b) Newtek values guaranteed non-performing loans based on the estimated recovery under the SBA guarantee.
(5) Controlled Investments are disclosed above as equity investments (except as otherwise noted) in those companies that are “Controlled Investments” of the Company as defined in the Investment Company Act of 1940. A company is deemed to be a “Controlled Investment” of Newtek Business Services Corp. if Newtek Business Services Corp. or its subsidiaries owns more than 25% of the voting securities of such company. See NOTE 4—TRANSACTIONS WITH AFFILIATED COMPANIES AND RELATED PARTY TRANSACTIONS in the accompanying notes to the condensed consolidated financial statements for transactions during the nine months ended September 30, 2019 with affiliates the Company is deemed to control.
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

See accompanying notes to unaudited condensed consolidated financial statements.

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
(16) 100% owned by Newtek Business Services Holdco 2, Inc. (a subsidiary of Newtek Business Services Corp.).
(17) 100% owned by Newtek Business Services Holdco 4, Inc. (a subsidiary of Newtek Business Services Corp.).
(18) On May 20, 2019, the Company and its joint venture partner launched Newtek Conventional Lending, LLC (“NCL”) to provide non-conforming conventional commercial and industrial term loans to U.S. middle-market companies and small businesses. NCL is 50% owned by Newtek Commercial Lending, Inc. (a subsidiary of Newtek Business Services Corp.) and 50% owned by Conventional Lending TCP Holding, LLC (a wholly-owned, indirect subsidiary of BlackRock TCP Capital Corp. (NASDAQ:TCPC)). Deemed an investment company under the 1940 Act.
(20) 50.13% owned by Newtek Business Services Holdco 3, Inc. (a subsidiary of Newtek Business Services Corp.) and 49.87% owned by multiple non-affiliates.
(21) Zero cost basis is reflected as the portfolio company was organized by the Company and incurred internal legal costs to organize the entity and immaterial external filing fees which were expensed when incurred.
(22) All of the Company’s investments are in entities which are organized under the Laws of the United States and have a principal place of business in the United States.
(23) The fair value of the investment was determined using significant unobservable inputs.
(24) The Company’s investments generally are acquired in private transactions exempt from registration under the Securities Act and, therefore, generally are subject to limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. However, unless otherwise indicated, such securities may be sold in certain transactions (generally to qualified institutional buyers) and remain exempt from registration.
(25) Restricted security.
(26) Under the Investment Company Act of 1940, as amended, the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. At September 30, 2019, 7.9% of total assets are non-qualifying assets.

As of September 30, 2019, the federal tax cost of investments was $516,471,000 resulting in estimated gross unrealized gains and losses of $144,753,000 and $41,968,000, respectively.

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

Cash

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Invested cash is held exclusively at financial institutions of high credit quality. The Company invests cash not held in interest free checking accounts or bank money market accounts mainly in U.S. Treasury only money market instruments. As of September 30, 2019, cash deposits in excess of insured amounts totaled $16,352,000. The Company has not experienced any losses with respect to cash balances in excess of insured amounts and management does not believe there was a significant concentration of risk with respect to cash balances as of September 30, 2019.
Restricted Cash

Restricted cash includes amounts due on SBA loan-related remittances to third parties and cash reserves associated with securitization transactions. As of September 30, 2019, total restricted cash was $24,151,000.

The following table provides a reconciliation of cash and restricted cash as of September 30, 2019 and 2018 and December 31, 2018 and 2017:

	September 30, 2019	September 30, 2018	December 31, 2018	December 31, 2017
Cash	$3,596	2,646	2,316	$2,464
Restricted cash	24,151	27,518	29,034	18,074
Cash and restricted cash	$27,747	$30,164	$31,350	$20,538

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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. The Company would then pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the nine months ended September 30, 2019 and 2018, no U.S. federal excise taxes were due.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the net unrealized appreciation generated by the controlled investments held by the Taxable Subsidiaries. Such deferred tax liabilities amounted to $10,033,000 and $9,241,000 at September 30, 2019 and December 31, 2018, respectively, and are recorded as deferred tax liabilities on the condensed consolidated statements of assets and liabilities. The change in deferred tax liabilities is included as a component of net unrealized appreciation (depreciation) on investments in the condensed consolidated statements of operations.

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
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 3—INVESTMENTS:

Investments, all of which are in portfolio companies in the United States, consisted of the following at:

	September 30, 2019		December 31, 2018
	Cost	Fair Value	Cost	Fair Value
Money market funds	$9	$9	$9	$9
Non-affiliate debt investments	418,234	411,456	372,806	368,502
Non-control/affiliate equity investments	1,000	1,000	1,000	1,000
Controlled investments:
Equity	65,789	169,468	57,085	157,810
Equity interest in NCL	12,170	13,090	—	—
Debt	19,269	15,850	17,194	13,775
Total investments	$516,471	$610,873	$448,094	$541,096

SBA unguaranteed investments, consisted of the following breakdown of performing and nonperforming loans at:

	September 30, 2019		December 31, 2018
	Cost	Fair Value	Cost	Fair Value
Performing loans	$351,730	$362,890	$318,862	$329,340
Nonperforming loans:
Sub-performing(1)	2,223	2,011	3,419	2,835
Nonperforming (liquidation)(2)	43,792	24,704	33,308	17,227
Total SBA unguaranteed investments	$397,745	$389,605	$355,589	$349,402
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

The following table shows the Company’s portfolio investments by industry at September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
	Cost	Fair Value	Cost	Fair Value
Data Processing, Hosting and Related Services	$43,003	$141,537	$38,964	$134,559
Professional, Scientific, and Technical Services	40,288	40,055	36,575	37,116
Food Services and Drinking Places	37,377	36,989	37,919	38,293
Securities, Commodity Contracts, and Other Financial Investments and Related Activities	32,574	32,661	24,738	24,526
Amusement, Gambling, and Recreation Industries	25,976	27,429	21,030	22,300
Truck Transportation	27,382	23,917	23,040	21,145
Repair and Maintenance	19,593	19,569	17,690	18,054
Ambulatory Health Care Services	20,263	19,338	21,182	20,999
Fabricated Metal Product Manufacturing	17,332	18,004	12,608	12,793
Specialty Trade Contractors	15,922	15,830	13,048	13,051
Personal and Laundry Services	10,817	11,467	10,758	11,425
Accommodation	10,690	10,522	11,994	11,742
Administrative and Support Services	10,898	10,120	8,003	7,265
Social Assistance	9,282	10,018	8,424	9,006
Merchant Wholesalers, Durable Goods	9,407	9,581	9,002	9,184
Merchant Wholesalers, Nondurable Goods	9,973	9,529	4,714	4,056
Motor Vehicle and Parts Dealers	8,172	8,559	4,816	4,915
Building Material and Garden Equipment and Supplies Dealers	8,325	8,497	7,349	7,665
Food Manufacturing	9,892	8,051	9,073	7,056
Rental and Leasing Services	7,678	7,458	7,959	7,539
Gasoline Stations	7,812	7,342	8,152	7,981
Nonstore Retailers	7,082	6,899	4,085	4,047
Food and Beverage Stores	6,049	6,317	5,795	6,100
Transit and Ground Passenger Transportation	6,500	6,101	6,859	6,541
NCL Joint Venture	12,170	13,090	—	—
Other	102,014	101,993	94,317	93,738
Total	$516,471	$610,873	$448,094	$541,096

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

The following table shows NCL’s individual investments as of September 30, 2019:

Portfolio Company	Industry	Type of Investment	Interest Rate	Maturity	Principal	Cost	Fair Value
10 28th Ave SW Associates LLC (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 5.50%	4/1/2045	$2,295.0	$2,295.0	$2,532.1
Cocoa Beach Office LLC (#)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	2 Yr Libor plus 5.70%	8/1/2044	436.5	436.5	475.5
XL Sports World NJ LLC and XL Soccer World Orlando LLC (#)	Amusement, Gambling, and Recreation Industries	Term Loan	5 Yr Libor plus 5.50%	8/1/2044	6,266.8	6,266.8	6,860.8
XL Sports World NJ LLC and XL Soccer World Orlando LLC (#)	Amusement, Gambling, and Recreation Industries	Term Loan	5 Yr Libor plus 5.50%	8/1/2044	4,818.7	4,818.7	5,284.6
The Emerald Green Group, LLC (#)	Food Services and Drinking Places	Term Loan	2 Yr Libor plus 5.65%	8/1/2029	6,621.1	6,621.1	6,670.5
The Camera Division, LLC (#)	Electronics and Appliance Stores	Term Loan	2 Yr Libor plus 7.25%	9/1/2029	11,500.0	11,500.0	11,955.5
Total					$31,938.1	$31,938.1	$33,779.0
# Denotes fair value determined using significant unobservable inputs.

The following table shows certain summarized financial information for NCL as of September 30, 2019 and for the period ended September 30, 2019:

Selected Statement of Assets and Liabilities Information	September 30, 2019
(Unaudited)
Cash	6,698
Loan receivable, at fair value	33,779
Other assets	1,019
Total assets	$41,496

Bank notes payable	$14,088
Other liabilities	1,227
Total liabilities	15,315

Net assets	26,181
Total liabilities and net assets	$41,496

Period ended September 30, 2019
Selected Statements of Operations Information
Interest and other income	$1,396
Total expenses	540
Net investment income	856
Net unrealized appreciation on investments	1,841
Net increase in net assets resulting from operations	2,697

NOTE 4—TRANSACTIONS WITH AFFILIATED COMPANIES AND RELATED PARTY TRANSACTIONS:

Transactions with Affiliated Companies

An affiliated company is an entity in which the Company has an ownership of 5% or more of its voting securities. A controlled affiliate is an entity in which the Company owns more than 25% of its voting securities. Transactions related to our investments with controlled and non-controlled affiliated companies for the nine months ended September 30, 2019 were as follows:

Portfolio Company	Fair Value at December 31, 2018	Purchases (Cost)	Principal Received	Net Realized Gains/(Losses)	Net Unrealized Gains/(Losses)	Fair Value at September 30, 2019	Interest and Other Income	Dividend Income
Controlled Investments
Newtek Merchant Solutions, LLC (NMS)	$116,250	$—	$—	$—	$5,000	$121,250	$—	$8,975
Mobil Money, LLC	2,980	—	—	—	—	2,980	—	275
Newtek Technology Solutions, Inc. (NTS)	15,300	1,525	—	—	(1,500)	15,325	274	—
International Professional Marketing, Inc.	4,100	—	(800)	—	850	4,150	8	150
SIDCO, LLC	7,995	—	(75)	—	(1,170)	6,750	5	650
banc-serv Partners, LLC	—	286	—	—	(286)	—	—	—
CDS Business Services, Inc.	11,000	360	(1,010)	—	—	10,350	354	—
Small Business Lending, LLC	3,300	748	—	—	552	4,600	13	—
Newtek Insurance Agency, LLC	2,215	—	—	—	—	2,215	—	—
PMTWorks Payroll, LLC	—	492	—	—	(492)	—	—	—
Titanium Asset Management LLC	—	900	—	—	—	900	—	—
POS on Cloud, LLC	—	775	—	—	—	775	4	—
Excel WebSolutions, LLC	—	—	—	—	—	—	—	—
Newtek Conventional Lending, LLC	—	12,170	—	—	920	13,090	—	428
Newtek Business Lending, LLC	8,445	10,278	(2,700)	—	—	16,023	—	—
Total Controlled Investments	$171,585	$27,534	$(4,585)	$—	$3,874	$198,408	$658	$10,478
Non-Control/Affiliate Investments
EMCAP Loan Holdings, LLC	$1,000	$—	$—	$—	$—	$1,000	$—	$86
Total Affiliate Investments	$172,585	$27,534	$(4,585)	$—	$3,874	$199,408	$658	$10,564

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

At September 30, 2019, the Related Party RLOC interest rate was 4.71%. The Related Party RLOC has a maturity date of November 8, 2023. Outstanding borrowings from NMS at September 30, 2019 under the Related Party RLOC were $20,663,000.

For the three months ended September 30, 2019 and 2018, interest expense was $269,000 and $356,000 respectively. For the nine months ended September 30, 2019 and 2018, interest expense was $742,000 and $700,000, respectively.

Expenses Incurred from Controlled Portfolio Companies

The Company incurs expenses from certain controlled portfolio companies including managed technology services from NTS, loan related processing and auditing fees from various related parties and payroll processing fees from PMT.

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Managed technology services	$296	$181	$710	$541
Loan related processing and auditing fees	2,083	10	6,742	34
Referral fees	—	12	—	104
Payroll processing fees	8	11	27	31
Total	$2,387	$214	$7,479	$710

The Company also sub-leases portions of its office space in Lake Success, New York to certain portfolio companies. Amounts charged were as follows:

	Three Months Ended		Nine Months Ended
Portfolio Company	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Newtek Merchant Solutions, LLC (NMS)	54	$39	$172	$119
Newtek Technology Solutions, Inc.	3	3	8	8
Small Business Lending, LLC	71	19	164	57
Newtek Insurance Agency, LLC	13	23	49	68
CDS Business Services, Inc.	17	15	52	48
Premier Payments LLC (1)	—	9	—	30
PMTWorks Payroll, LLC	10	9	33	22
Newtek Business Lending, LLC	3	—	7	—
Total	$171	$117	$485	$352
(1) On December 31, 2018, Premier was merged into NMS.

Amounts due from related parties were $3,911,000 and $3,232,000 at September 30, 2019 and December 31, 2018, respectively. Amounts due to related parties were $111,000 and $4,000 at September 30, 2019 and December 31, 2018, respectively.

Managerial Assistance Fees from Controlled Investments

The Company offers managerial assistance to all portfolio companies and currently provides managerial assistance to certain controlled portfolio companies. Amounts are charged based on estimates of time and effort spent by certain employees providing managerial services for certain controlled portfolio companies. Fees are recorded on a quarterly basis, are recurring in nature and are charged at an arm’s length basis. The table below summarizes amounts charged to each controlled portfolio company for the three and nine months ended September 30, 2019 and 2018, and are recorded as a credit to salaries and benefits in the condensed consolidated statements of operations.

	Three Months Ended		Nine Months Ended
Portfolio Company	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Newtek Merchant Solutions, LLC (NMS)	$84	$111	$287	$289
Newtek Technology Solutions, Inc.	119	101	351	402
PMTWorks Payroll, LLC	56	16	135	45
Newtek Insurance Agency, LLC	53	37	148	123
banc-serv Partners, LLC	6	60	87	174
Premier Payments LLC (1)	—	45	—	112
CDS Business Services, Inc.	24	26	59	70
International Professional Marketing, Inc.	24	31	70	61
SIDCO, LLC	24	31	88	60
Mobil Money, LLC	43	21	99	45
Newtek Business Lending, LLC	22	—	64	—
Small Business Lending, LLC	117	83	333	279
Total	$572	$562	$1,721	$1,660
(1) On December 31, 2018, Premier was merged into NMS.

NOTE 5—SERVICING ASSETS:
At September 30, 2019 and December 31, 2018, servicing assets are measured at fair value. The Company earns servicing fees from the guaranteed portions of SBA 7(a) loans it originates and sells.
The following table summarizes the fair value and valuation assumptions related to servicing assets at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Fair Value	$23,297	$21,360
Discount factor (1)	13.87%	14.24%
Cumulative prepayment rate	23.00%	26.00%
Average cumulative default rate	20.00%	20.00%
(1) Determined based on risk spreads and observable secondary market transactions.
Servicing fee income earned for the three months ended September 30, 2019 and 2018 was $2,542,000 and $2,177,000, respectively. Servicing fee income earned for the nine months ended September 30, 2019 and 2018 was $7,473,000 and $6,250,000, respectively.
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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the nine months ended September 30, 2019 or 2018. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

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

The following tables present fair value measurements of the Company’s assets and liabilities measured at fair value and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values as of September 30, 2019 and December 31, 2018:

	Fair Value Measurements at September 30, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Investments in money market funds	$9	$9	$—	$—
SBA unguaranteed non-affiliate investments	389,605	—	—	389,605
SBA guaranteed non-affiliate investments	21,851	—	21,851	—
Controlled investments	185,318	—	—	185,318
Other real estate owned (1)	2,665	—	2,665	—
Non-control/affiliate investments	1,000	—	—	1,000
Servicing assets	23,297	—	—	23,297
Controlled investments measured at NAV(2)	13,090	—	—	—
Total assets	$636,835	$9	$24,516	$599,220
Liabilities:
Contingent consideration liabilities (3)	$643	$—	$—	$643
(1) Included in Other Assets on the Condensed Consolidated Statements of Assets and Liabilities
(2) The Company’s investment in NCL is measured at fair value using NAV and has not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the condensed statement of assets and liabilities.
(3) Included in Accounts Payable, Accrued Expenses and Other Liabilities on the Condensed Consolidated Statements of Assets and Liabilities

The change in unrealized appreciation (depreciation) included in the condensed consolidated statements of operations attributable to Level 3 investments held at September 30, 2019 includes $1,957,000 in unrealized depreciation on SBA unguaranteed non-affiliate investments, $2,954,000 in unrealized appreciation on controlled investments and $3,469,000 in unrealized depreciation on servicing assets.

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

The following table represents the changes in investments, servicing assets and liabilities measured at fair value using Level 3 inputs for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30, 2019
	SBA Unguaranteed Investments	Controlled Investments	Servicing Assets	Non-Control/Affiliate Investments	Contingent Consideration Liabilities (1)
Fair value, December 31, 2018	$349,402	$171,585	$21,360	$1,000	$1,733
Net change in unrealized appreciation (depreciation)	(1,957)	2,954	(3,469)	—	—
Realized loss	(2,211)	—	—	—	—
SBA unguaranteed non-affiliate investments, funded	84,741	—	—	—	—
Foreclosed real estate acquired	(1,892)	—	—	—	—
Purchase of investments	—	15,364	—	—	—
Change in fair value of contingent consideration liabilities	—	—	—	—	64
Payment of contingent consideration	—	—	—	—	(1,154)
Net accretion of premium/discount	(6)	—	—	—	—
Return of investment	—	(2,700)	—	—	—
Principal payments received on debt investments	(38,472)	(1,885)	—	—	—
Additions to servicing assets	—	—	5,407	—	—
Fair value, September 30, 2019	$389,605	$185,318	$23,297	$1,000	$643
(1) Included in Accounts Payable, Accrued Expenses and Other Liabilities on the Condensed Consolidated Statements of Assets and Liabilities

	Nine Months Ended September 30, 2018
	SBA Unguaranteed Investments	Controlled Investments	Servicing Assets	Non-Control/Non-Affiliate Investments	Contingent Consideration Liabilities (1)
Fair value, December 31, 2017	$278,034	$153,156	$19,359	$—	$913
Net change in unrealized appreciation (depreciation)	6,751	1,579	(3,175)	—	—
Realized gain (loss)	(1,751)	52	—	—	—
SBA unguaranteed non-affiliate investments, funded	76,860	—	—	—	—
Foreclosed real estate acquired	(826)	—	—	—	—
Purchase of investments	—	29,312	—	1,000	—
Sale of investment	—	(2,502)	—	—	—
Net accretion of premium/discount	(16)	—	—	—	—
Record fair value of contingent consideration liabilities	—	—	—	—	1,350
Change in fair value of contingent consideration liabilities	—	—	—	—	23
Payment of contingent consideration	—	—	—	—	(479)
Principal payments received on debt investments	(28,887)	(13,837)	—	—	—
Additions to servicing assets	—	—	5,458	—	—
Fair value, September 30, 2018	$330,165	$167,760	$21,642	$1,000	$1,807
(1) Included in Accounts Payable, Accrued Expenses and Other Liabilities on the Condensed Consolidated Statements of Assets and Liabilities

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements as of September 30, 2019 and December 31, 2018. In addition to the techniques and inputs noted in the table below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements at September 30, 2019 and December 31, 2018.

					Range
	Fair Value as of September 30, 2019	Valuation Techniques	Unobservable Input	Weighted Average	Minimum	Maximum
Assets:
SBA unguaranteed non-affiliate investments - performing loans	$362,890	Discounted cash flow	Market yields	5.40%	5.40%	5.40%
SBA unguaranteed non-affiliate investments - non-performing loans	$26,715	Discounted cash flow	Market yields	5.65%	5.65%	5.65%
Controlled equity investments (A)	$169,468	Market comparable companies	EBITDA multiples (B)	7.90x	4.50x	8.80x
		Market comparable companies	Revenue multiples (B)	0.98x	0.15x	2.30x
		Discounted cash flow	Weighted average cost of capital (B)	12.62%	10.90%	41.90%
Controlled debt investments	$15,850	Discounted cash flow	Market yields	7.59%	6.00%	10.00%
Non-control/affiliate investments	$1,000	Liquidation value	Asset value	N/A	N/A	N/A
Servicing assets	$23,297	Discounted cash flow	Market yields	13.87%	13.87%	13.87%
Liabilities:
Contingent consideration liabilities	$643	Discounted cash flow	Projected EBITDA and net residual income and probability of achievement	N/A	N/A	N/A
(A) In determining the fair value of the Company’s controlled equity investments as of September 30, 2019, the proportion of the market comparable companies valuation technique and the discounted cash flow valuation technique were 41.1% and 58.9%, respectively, on a weighted average basis.
(B) The Company valued $141,265,000 of investments using generally, an equal weighting of EBITDA and revenue multiples in the overall valuation approach which included the use of market comparable companies. The Company valued $28,203,000 of investments using only discounted cash flows.

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

NOTE 7—BORROWINGS:

At September 30, 2019 and December 31, 2018, the Company had borrowings comprised of the following:

	September 30, 2019			December 31, 2018
	Commitments	Borrowings Outstanding	Weighted Average Interest Rate	Commitments	Borrowings Outstanding	Weighted Average Interest Rate
Capital One line of credit - guaranteed (1)	$150,000	$18,400	4.25%	$100,000	$34,700	4.75%
Capital One line of credit - unguaranteed (1)	—	66,542	5.25%	—	—	—%
Notes due 2022	—	—	—%	8,324	8,019	7.50%
Notes due 2023	57,500	55,917	6.25%	57,500	55,564	6.25%
Notes due 2024	63,250	61,249	5.75%	—	—	—%
Notes payable - related parties	50,000	20,663	4.71%	50,000	16,840	4.84%
Notes payable - Securitization Trusts	172,231	169,526	4.41%	220,137	216,507	4.66%
Total	$492,981	$392,296	4.92%	$435,961	$331,630	5.02%

(1) Total combined commitments of the guaranteed and unguaranteed lines of credit were $150,000,000 at September 30, 2019 and $100,000,000 at December 31, 2018.

As of September 30, 2019, our asset coverage was 175%.

Outstanding borrowings under the 2022 Notes, 2023 Notes, 2024 Notes and Notes payable - Securitization Trusts consisted of the following:

	September 30, 2019			December 31, 2018
	Notes Due 2023	Notes Due 2024	Notes Payable- Securitization Trusts	Notes Due 2022(1)	Notes Due 2023	Notes Payable- Securitization Trusts
Principal balance	$57,500	$63,250	$172,231	$8,324	$57,500	$220,137
Unamortized deferred financing costs	(1,583)	(2,001)	(2,705)	(305)	(1,936)	(3,630)
Net carrying amount	$55,917	$61,249	$169,526	$8,019	$55,564	$216,507

(1) On July 29, 2019, the Company issued redemption notices to the holders of the 2022 Notes. The Company redeemed all $8,324,000 in aggregate principal amount of the Notes on the redemption date of August 29, 2019 at 100% of their principal amount ($25 per Note), plus the accrued and unpaid interest thereon from July 1, 2019, through, but excluding, the redemption date.

At September 30, 2019 and December 31, 2018, the carrying amount of the Company’s borrowings under the Capital One lines of credit, Notes payable - related parties and Notes payable - Securitization Trusts, approximates fair value due to their variable interest rates.

The fair values of the fixed rate 2023 Notes and 2024 Notes are based on the closing public share price on the date of measurement. On September 30, 2019, the closing price of the 2023 Notes was $25.79 per note, or $59,317,000. On September 30, 2019, the closing price of the 2024 Notes was $25.68 per note, or $64,970,000. These borrowings are not recorded at fair value on a recurring basis.
Total interest expense including unused line fees and amortization of deferred financing costs related to borrowings for the three months ended September 30, 2019 and 2018 was $5,476,000 and $4,105,000, respectively. Total interest expense including unused line fees and amortization of deferred financing costs related to borrowings for the nine months ended September 30, 2019 and 2018 was $14,916,000 and $11,399,000, respectively.

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

Notes dues 2024

On July 25, 2019, the Company closed a public offering of $55,000,000 in aggregate principal amount of its 2024 Notes. The 2024 Notes will mature on August 1, 2024 and may be redeemed in whole or in part at any time or from time to time at Newtek’s option on or after August 1, 2021. The 2024 Notes bear interest at a rate of 5.75% per year payable quarterly on August 1, November 1, February 1 and May 1, of each year, beginning November 1, 2019. Total net proceeds received after deducting underwriters’ discount and expenses was $53,313,000. The 2024 Notes are listed on the Nasdaq Global Market under the trading symbol “NEWTL” and were rated “A-“ by Egan-Jones. A portion of the proceeds were used to redeem the outstanding 2022 Notes. In August 2019, the underwriters exercised their option to purchase an additional $8,250,000 in aggregate principal amount of the 2024 Notes resulting in an additional $8,003,000 in net proceeds. As a result of the redemption of the 2022 Notes, the Company recorded a $251,000 loss on extinguishment of debt during the nine months ended September 30, 2019, equivalent to the balance of unamortized deferred financing costs as of the redemption date.

Notes Payable - Securitization Trusts

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

In 2014, NMS instituted an action in Wisconsin state court against a former independent sales agent for, among other things, breach of contract. The former sales agent answered the complaint and filed counterclaims against NMS. Following a lengthy litigation which has included appeals, protracted discovery, motions for summary judgment and a succession of judges, the case is scheduled for trial in January 2020.  While the outcome of the trial cannot be determined, NMS intends to vigorously pursue its claims against the former sales agent at trial and defend the counterclaims asserted.
Guarantees
The Company is a guarantor on the Sterling Receivable and Inventory Facility at NBCS. Maximum borrowings under the Sterling Receivable and Inventory Facility are $35,000,000. The Sterling Receivable and Inventory Facility matures in May 2022 and automatically renews annually. At September 30, 2019, total principal owed by NBCS was $23,749,000. In addition, the Company deposited $750,000 to collateralize the guarantee. At September 30, 2019, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is a guarantor on the NBL Facility. Maximum borrowings under the NBL Facility are $75,000,000 with an accordion feature to increase maximum borrowings to $150,000,000. The NBL Facility matures in July 2021. At September 30, 2019, total principal owed by NBL was $18,418,000. At September 30, 2019, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is a guarantor on the Webster Facility, a term loan facility between NMS with Webster Bank with an aggregate principal amount up to $50,000,000. The Webster Facility matures in November 2023. At September 30, 2019, total principal outstanding was $33,250,000. At September 30, 2019, the Company determined that it is not probable that payments would be required to be made under the guarantee.

Unfunded Commitments

At September 30, 2019, the Company had $5,656,000 of unfunded commitments in connection with its SBA 7(a) non-affiliate investments related to portions of loans originated which are partially funded. The Company will fund these commitments from the same sources it uses to fund its other investment commitments.

NOTE 9—FINANCIAL HIGHLIGHTS:

The financial highlights for the Company are as follows:

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Per share data (1)
Net asset value at beginning of period	$15.19	$15.08
Net investment loss	(0.14)	(0.34)
Net realized gain on investments	1.77	1.67
Net unrealized appreciation on investments	0.08	0.37
Net unrealized depreciation on servicing assets	(0.18)	(0.17)
Change in deferred taxes	(0.04)	(0.02)
Net increase in net assets resulting from operations	1.49	1.51
Distributions to common stockholders	(1.44)	(1.30)
Stock-based compensation expense	0.02	0.02
Accretive effect of stock offerings (issuing shares above NAV per share)	0.14	0.03
Accretive effect of shares issued in connection with DRIP (issuing shares above NAV per share)	0.01	0.01
Dilutive effect of restricted stock awards	(0.01)	(0.08)
Other (5)	0.01	0.01
Net asset value at end of period	$15.41	$15.28

Per share market value at end of period	$22.58	$20.94
Total return based on market value (3)(6)	21.22%	20.28%
Total return based on average net asset value (3)(4)(6)	10.93%	9.95%
Shares outstanding at end of period (in thousands)	19,447	18,849

Ratios/Supplemental Data:
Net assets at end of period	$299,752	$287,936
Ratio of expenses to average net assets (2)	21.13%	19.41%
Ratio of net investment loss to average net assets (2)	(1.18)%	(2.99)%
Portfolio turnover	89.18%	103.45%
Average debt outstanding	$368,043	$261,587
Average debt outstanding per share	$18.93	$13.88
Asset coverage ratio (7)	175%	195%
(1) Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2) Annualized for the nine months ended September 30, 2019.
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
(6) Not annualized.
(7) Calculated based on $398,586,000 and $302,167,000 of senior securities outstanding at September 30, 2019 and September 30, 2018, respectively.

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

The Board approves the issuance of shares of restricted stock to employees and directors pursuant to the Equity Incentive Plan. These shares generally vest over a one to three year period from the grant date. The fair value is expensed over the service period, starting on the grant date. The following table summarizes the restricted stock issuances under the Equity Incentive Plan, net of shares forfeited, if any, and the remaining shares of restricted stock available for issuance as of September 30, 2019.

Restricted Stock authorized under the plan (1)	1,500,000
Less net restricted stock granted during:
Year ended December 31, 2016	(120,933)
Year ended December 31, 2017	(5,007)
Year ended December 31, 2018	(93,568)
Nine months ended September 30, 2019	(6,285)
Restricted stock available for issuance as of September 30, 2019	1,274,207
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

For the three months ended September 30, 2019 and 2018 the Company recognized total stock-based compensation expense of $184,000 and $176,000, respectively. For the nine months ended September 30, 2019 and 2018 the Company recognized total stock-based compensation expense of $462,000 and $418,000, respectively.

As of September 30, 2019, there was $935,000 of total unrecognized compensation expense related to unvested restricted shares. This compensation expense is expected to be recognized over a remaining weighted-average period of approximately 1.52 years as of September 30, 2019.

NOTE 11—COMMON STOCK:

ATM Program

On August 31, 2018, the Company entered into the 2017 ATM Equity Distribution Agreement which increased the maximum number of shares that the Company may offer and sell under its existing ATM distribution agreement up to 4,400,000 shares of common stock from time to time through the ATM placement agents.

The following table summarizes the total shares sold and net proceeds received under the Second Amended and Restated 2017 ATM Equity Distribution Agreement:

	Nine Months Ended September 30, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Shares sold	187,962	291,232	1,139,181
Weighted average price per share	$19.46	$19.14	$17.58
Net proceeds	$3,650	$5,196	$19,620

On July 8, 2019, the Company gave notice to terminate the 2017 ATM Equity Distribution Agreement, with such termination effective as of July 9, 2019. As of July 9, 2019, the Company had sold 1,618,375 shares of its common stock under the 2017

ATM Equity Distribution Agreement, and received net proceeds of $28,466,000. The Company paid the ATM placement agents $586,000 in compensation in connection therewith.

On July 10, 2019, the Company entered into the 2019 ATM Equity Distribution Agreement. The 2019 ATM Equity Distribution Agreement provides that the Company may offer and sell up to 3,000,000 shares of common stock from time to time through the placement agents. The company paid the placement agents $xxx,xxx in compensations in connection therewith.

The following table summarizes the total shares sold and net proceeds received under the 2019 ATM Equity Distribution Agreement:

Nine Months Ended September 30, 2019
Shares sold	292,260
Weighted average price per share	$22.66
Net proceeds	$6,489

The Company used the net proceeds for funding investments in debt and equity securities in accordance with its investment objective and strategies.

As of September 30, 2019, there were 2,337,725 shares of common stock available for sale under the 2019 ATM Equity Distribution Agreement.

Stock Repurchase Program

On June 21, 2019, the Company announced that its Board approved extending its current repurchase program under which the Company may repurchase up to 300,000 shares of the Company’s outstanding common shares. Under the program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended or terminated by the Board, the Company anticipates that the termination date for the Program will be on December 18, 2019. There have been no repurchases under the program.

NOTE 12—EARNINGS PER SHARE:

The following table summarizes the calculations for the net increase in net assets resulting from operations per common share for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Net increase in net assets resulting from operations	$10,637	$12,384	$28,398	$28,117
Weighted average shares outstanding	19,228	18,791	19,115	18,656
Net increase in net assets resulting from operations per common share	$0.55	$0.66	$1.49	$1.51

NOTE 13—LEASES:

Under ASC 842, operating lease expense is generally recognized on a straight-line basis over the term of the lease. The Company has entered into operating lease agreements for office space with remaining contractual terms up to 8 years, some of which include renewal options that extend the leases for up to 10 years. These renewal options are not considered in the remaining lease term unless it is reasonably certain the Company will exercise such options. The operating lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

Table of Contents

Total lease costs for the three and nine months ended September 30, 2019 were $156,000 and $534,000 respectively and are included in other general and administrative costs on the condensed consolidated statements of operations.

The following table summarizes supplemental cash flow information related to our operating leases and the weighted average remaining lease term and discount rate of our leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cash paid for amounts included in the measurement of lease liabilities (operating cash flows)	$416	n/a	$1,192	n/a
Weighted-average remaining lease term - operating leases	7.25 years	n/a	7.25 years	n/a
Weighted-average discount rate - operating leases	4.76%	n/a	4.76%	n/a

The following table represents the maturity of the Company’s operating lease liabilities as of September 30, 2019:

Maturity of Lease Liabilities
2019	$417
2020	1,646
2021	1,555
2022	1,576
2023	1,619
Thereafter	5,333
Total future minimum lease payments	$12,146
Less: Imputed interest	$(1,952)
Present value of future minimum lease payments	$10,194

Minimum future rental payments required under operating leases in effect as of December 31, 2018 are as follows:

Year
2019	$1,826
2020	1,593
2021	1,494
2022	1,506
2023	1,549
Thereafter	5,343
Total	$13,312

NOTE 14—DIVIDENDS AND DISTRIBUTIONS:

The Company’s dividends and distributions are recorded on the declaration date. The following table summarizes the Company’s dividend declarations and distributions during the nine months ended September 30, 2019 and 2018.

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Nine months ended September 30, 2019
February 15, 2019	March 15, 2019	March 29, 2019	$0.40	$7,355	12	$220
May 1, 2019	June 14, 2019	June 28, 2019	$0.46	$8,482	12	$260
August 21, 2019	September 20, 2019	September 30, 2019	$0.58	$10,899	14	$300

Nine months ended September 30, 2018
January 18, 2018	March 20, 2018	March 30, 2018	$0.40	$7,202	10	$168
May 11, 2018	June 15, 2018	June 29, 2018	$0.42	$7,637	9	$178
August 23, 2018	September 17, 2018	September 28, 2018	$0.48	$8,544	21	$414

During the nine months ended September 30, 2019 and 2018, an additional 8,600 and 8,000 shares valued at $185,000 and $156,000, respectively, were issued related to dividends on unvested restricted stock awards.

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

The summarized financial information of our unconsolidated subsidiary is as follows:

Balance Sheets - Newtek Merchant Solutions, LLC	As of September 30, 2019	As of December 31, 2018
Current assets	$13,473	$16,044
Noncurrent assets	37,856	35,949
Total assets	$51,329	$51,993
Current liabilities	13,126	7,471
Noncurrent liabilities	29,141	31,660
Total liabilities	$42,267	$39,131
Total member’s equity	$9,062	$12,862

Statements of Income - Newtek Merchant Solutions, LLC	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Revenue	$30,770	$29,557	$94,409	$88,336
Expenses	27,793	26,903	84,215	80,364
Income from operations	$2,977	$2,654	$10,194	$7,972
Interest (expense) income, net	(169)	(368)	(661)	(1,330)
Income before tax	$2,808	$2,286	$9,533	$6,642

The Company recorded the following related to its investment in NMS:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Dividend income	$3,600	$1,900	$8,975	$5,400
Distribution in excess of basis (realized gain)	$1,600	$—	$1,600	$—
Unrealized appreciation	$—	$4,500	$5,000	$9,500

NOTE 16—SUBSEQUENT EVENTS:

Common Stock

From October 1, 2019 through November 11, 2019 the Company sold 370,015 shares of its common stock at a weighted average price of $21.87 per share under the 2019 ATM Equity Distribution Agreement. Proceeds, net of offering costs and expenses were $7,930,000. As of November 11, 2019, there were 2,337,725 shares of common stock available for sale under the 2019 ATM Equity Distribution Agreement.

Securitization Activity

On October 4, 2019,  the Company closed its tenth securitization which resulted in the transfer of $118,920,000 of unguaranteed portions of SBA loans to the 2019-1 Trust. The 2019-1 Trust in turn issued securitization notes for the par amount of $118,920,000, consisting of $93,540,000 of Class A notes and $25,380,000 Class B notes, against the assets in a private placement. The Class A and Class B notes received an “A” and “BBB-” rating by S&P, respectively, and the final maturity date of the notes is December 2044. The Class A and Class B notes bear interest at a rate of LIBOR plus 1.83% across both classes.

Newtek Business Services Corp. and Subsidiaries
Schedule of Investments In and Advances to Affiliates
Nine Months Ended September 30, 2019

Portfolio Company	Type of Investment (1)	Amount of Realized Gain (Loss)	Amount of Unrealized Appreciation (Depreciation)	Amount of Interest or Dividends Credited to Income (3)	Fair Value at December 31, 2018	Gross Additions (4)	Gross Reductions (5)	Fair Value at September 30, 2019
Advanced Cyber Security Systems, LLC	50% Membership Interest (2)	$—	$—	$—	$—	$—	$—	$—
	Term Loan (3%) (2)	—	—	—	—	—	—	—

Automated Merchant Services, Inc.	100% Common Stock (2)	—	—	—	—	—	—	—

CDS Business Services, Inc.	100% Common Stock (2)	—	—	—	5,000	—	—	5,000
	Line of Credit (Prime + 2.5%) (6)	—	—	306	5,000	360	(10)	5,350
	Term Loan (10%)			48	1,000	—	(1,000)	—

Newtek Technology Solutions, Inc.	100% Common Stock (2)	—	(1,500)	—	8,500	—	(1,500)	7,000
	Line of Credit (6.75%)	—	—	274	6,800	1,525	—	8,325

Newtek Insurance Agency, LLC	100% Membership Interest(2)	—	—	—	2,215	—	—	2,215

PMTWorks Payroll, LLC	100% Membership Interest(2)	—	(492)	—	—	492	(492)	—
	Term Loans (10%-12%)(2)	—	—	—	—	—	—	—

Small Business Lending, LLC	100% Membership Interest(2)	—	552	—	3,300	900	—	4,200
	Term Loan (10%)	—	—	13	—	400	—	400

banc-serv Partners, LLC	100% Membership Interest (2)	—	(286)	—	—	242	(242)	—

International Professional Marketing, Inc.	100% Common Stock	—	850	150	3,300	850	—	4,150
	Line of Credit (Prime + 0.5%)(6)	—	—	8	800	—	(800)	—

SIDCO, LLC	100% Membership Interest	—	(1,170)	650	7,820	—	(1,170)	6,650
	Line of Credit (Prime + 0.5%)(6)	—	—	5	175	—	(75)	100

Newtek Merchant Solutions, LLC	100% Membership Interest	—	5,000	8,975	116,250	5,000	—	121,250

Titanium Asset Management, LLC	100% Membership Interest(2)	—	—	—	—	—	—	—
	Term Loans (10%)(2)	—	—	—	—	900	—	900

Portfolio Company	Type of Investment (1)	Amount of Realized Gain (Loss)	Amount of Unrealized Appreciation (Depreciation)	Amount of Interest or Dividends Credited to Income (3)	Fair Value at December 31, 2018	Gross Additions (4)	Gross Reductions (5)	Fair Value at September 30, 2019

Newtek Business Lending, LLC	100% Membership Interest(2)	—	—	—	8,445	10,278	(2,700)	16,023

Newtek Conventional Lending, LLC	50% Membership Interest	—	920	428	—	13,090	—	13,090

Mobil Money, LLC	100% Membership Interest	—	—	275	2,980	—	—	2,980

POS on Cloud, LLC	50.1% Membership Interest	—	—	—	—	—	—	—
	Term Loan (10%)	—	—	4		775	—	775

Excel WebSolutions LLC	Term Loans (10%)(2)	—	—	—	—	—	—	—
	50% Membership Interest(2)	—	—	—	—	—	—	—

Total Controlled Investments		$—	$3,874	$11,136	$171,585	$34,812	$(7,989)	$198,408
Non-Control/Affiliate Investments
EMCAP Loan Holdings, LLC	6.04% Membership Interest	$—	$—	$86	$1,000	$—	$—	$1,000
Total Affiliate Investments		$—	$3,874	$11,222	$172,585	$34,812	$(7,989)	$199,408

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
(6) Index based floating rate debt investments bear interest at rate of Prime plus a contractual spread which typically resets monthly. At September 30, 2019, the Prime rate was 5.00%.

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
Executive Overview

We are a leading national non-bank lender and own and control certain portfolio companies under the Newtek® brand (our “controlled portfolio companies,” as defined below) that provide a wide range of business and financial solutions to SMBs. Newtek's and its portfolio companies’ business and financial solutions include: Business Lending, including origination of SBA 7(a), SBA 504 loans and conventional loans, Electronic Payment Processing, Managed Technology Solutions (Cloud Computing), Technology Consulting, eCommerce, Accounts Receivable and Inventory Financing, personal and commercial Insurance Services, Web Services, Data Backup, Storage and Retrieval, and Payroll and Benefits Solutions to SMB accounts nationwide across all industries. We have an established and reliable platform that is not limited by client size, industry type, or location. As a result, we believe we have a strong and diversified client base across every state in the U.S. and across a variety of different industries. In addition, we have developed a financial and technology based business model that enables us and our controlled portfolio companies to acquire and process our SMB clients in a very cost effective manner. This capability is supported in large part by NewTracker®, our patented prospect management technology software, which is similar to, but we believe better than, the system popularized by Salesforce.com. We believe that this technology and business model distinguishes us from our competitors.

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
Guarantees
The Company is a guarantor on the Sterling Receivable and Inventory Facility at NBCS. Maximum borrowings under the Sterling Receivable and Inventory Facility are $35,000,000. The Sterling Receivable and Inventory Facility matures in May 2022 and automatically renews annually. At September 30, 2019, total principal owed by NBCS was $23,749,000. In addition, the Company deposited $750,000 to collateralize the guarantee. At September 30, 2019, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is a guarantor on the NBL Facility. Maximum borrowings under the NBL Facility are $75,000,000 with an accordion feature to increase maximum borrowings to $150,000,000. The NBL Facility matures in July 2021. At September 30, 2019, total principal owed by NBL was $18,418,000. At September 30, 2019, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is a guarantor on the Webster Facility, a term loan facility between NMS with Webster Bank with an aggregate principal amount up to $50,000,000. The Webster Facility matures in November 2023. At September 30, 2019, total principal outstanding was $33,250,000. At September 30, 2019, the Company determined that it is not probable that payments would be required to be made under the guarantee.

Unfunded Commitments

At September 30, 2019, the Company had $5,656,000 of unfunded commitments in connection with its SBA 7(a) non-affiliate investments related to portions of loans originated which are partially funded. The Company will fund these commitments from the same sources it uses to fund its other investment commitments.

Loan Portfolio Asset Quality and Composition
The following tables set forth distributions of the Company’s SBA 7(a) loan portfolio at September 30, 2019 and December 31, 2018, respectively, in thousands. The tables include loans in which NSBF owns 100% as a result of NSBF originating the loan and subsequently repurchasing the guaranteed portion from the SBA. The total of 100% NSBF-owned loans at September 30, 2019 and December 31, 2018 is $11,448,000 and $11,605,000, respectively.
Distribution by Business Type

As of September 30, 2019
Business Type	# of Loans	Balance	Average Balance	% of Balance
Existing Business	1,772	$322,959	$182	81.2%
Business Acquisition	262	54,360	207	13.7%
Start-Up Business	214	20,425	96	5.1%
Total	2,248	$397,745	$177	100.0%

As of December 31, 2018
Business Type	# of Loans	Balance	Average Balance	% of Balance
Existing Business	1,556	$292,200	$188	82.2%
Business Acquisition	233	47,333	203	13.3%
Start-Up Business	171	16,056	94	4.5%
Total	1,960	$355,589	$181	100.0%

Distribution by Borrower Credit Score

September 30, 2019
Credit Score	# of Loans	Balance	Average Balance	% of Balance
500 to 550	22	$4,468	$203	1.1%
551 to 600	66	16,515	250	4.2%
601 to 650	326	66,386	204	16.7%
651 to 700	686	116,393	170	29.3%
701 to 750	670	114,188	170	28.7%
751 to 800	411	72,547	177	18.2%
801 to 850	62	7,120	115	1.8%
Not available	5	128	26	—%
Total	2,248	$397,745	$177	100.0%

December 31, 2018
Credit Score	# of Loans	Aggregate Balance	Average Balance	% of Balance
500 to 550	22	$4,332	$197	1.2%
551 to 600	65	16,739	258	4.7%
601 to 650	285	58,269	204	16.4%
651 to 700	592	107,359	181	30.2%
701 to 750	569	97,117	171	27.3%
751 to 800	367	65,324	178	18.4%
801 to 850	53	5,634	106	1.6%
Not available	7	815	116	0.2%
Total	1,960	$355,589	$181	100.0%
Distribution by Primary Collateral Type

September 30, 2019
Collateral Type	# of Loans	Balance	Average Balance	% of Balance
Commercial Real Estate	929	$212,913	$229	53.5%
Machinery and Equipment	392	75,677	193	19.0%
Residential Real Estate	470	38,145	81	9.6%
Accounts Receivable and Inventory	225	33,341	148	8.4%
Other	101	30,054	298	7.6%
Unsecured	95	4,471	47	1.1%
Furniture and Fixtures	24	2,385	99	0.6%
Liquid Assets	12	758	63	0.2%
Total (1)	2,248	$397,745	$177	100.0%

December 31, 2018
Collateral Type	# of Loans	Aggregate Balance	Average Balance	% of Balance
Commercial Real Estate	867	$195,908	$226	55.1%
Machinery and Equipment	343	66,099	193	18.6%
Residential Real Estate	401	32,285	81	9.1%
Other	93	30,703	330	8.6%
Accounts Receivable and Inventory	182	26,456	145	7.4%
Liquid Assets	11	511	46	0.1%
Unsecured	40	1,070	27	0.3%
Furniture and Fixtures	23	2,557	111	0.8%
Total	1,960	$355,589	$181	100.0%
Distribution by Days Delinquent

September 30, 2019
Delinquency Status	# of Loans	Balance	Average Balance	% of Balance
Current	1,971	322,588	164	81.1%
31 to 60 days	45	11,888	264	3.0%
61 to 90 days	—	—	—	—%
91 days or greater	232	63,269	273	15.9%
Total (1)	2,248	$397,745	$177	100.0%

December 31, 2018
Delinquency Status	# of Loans	Aggregate Balance	Average Balance	% of Balance
Current	1,771	$305,192	$172	85.8%
31 to 60 days	38	8,044	212	2.3%
61 to 90 days	—	—	—	—%
91 days or greater	151	42,353	280	11.9%
Total (1)	1,960	$355,589	$181	100.0%

Consolidated Results of Operations

As a BDC and a RIC, we are subject to certain constraints on our operations, including limitations imposed by the 1940 Act and the Code.
Comparison of the three months ended September 30, 2019 and 2018
Investment Income

(in thousands)	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Change
Investment income:
Interest income	$7,691	$6,129	$1,562
Dividend income	4,555	2,951	1,604
Servicing income	2,542	2,177	365
Other income	1,233	1,128	105
Total investment income	$16,021	$12,385	$3,636

Interest Income
The increase in interest income was attributable to the average outstanding performing portfolio of SBA non-affiliate investments increasing to $346,037,000 from $286,726,000 for the three months ended September 30, 2019 and 2018, respectively, combined with an increase in the Prime Rate from 5.00% to 5.20% over the twelve month period. The increase in the average outstanding performing portfolio resulted from the origination of new SBA non-affiliate investments period over period. We also recognized an additional $449,000 of interest income period over period from holding SBA guaranteed loans.
Dividend Income

Dividend income is dependent on portfolio company earnings. Current quarter dividend income may not be indicative of future period dividend income. Dividend income was earned from the following portfolio companies for the three months ended September 30, 2019 and 2018:

(in thousands)	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Change
Newtek Merchant Solutions, LLC (NMS)	$3,600	$1,900	$1,700
Premier Payments LLC (1)	—	550	(550)
International Professional Marketing, Inc.	150	—	150
SIDCO, LLC	250	375	(125)
Mobil Money, LLC	100	100	—
Newtek Commercial Lending, LLC	428	—	428
EMCAP Loan Holdings, LLC	27	26	1
Total dividend income	$4,555	$2,951	$1,604
(1)On December 31, 2018, Premier was merged into NMS.
NSBF Servicing Portfolio and Related Servicing Income
The following table represents the NSBF originated servicing portfolio and servicing income earned for the three months ended September 30, 2019 and 2018:

(in thousands):	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Change
Total NSBF originated servicing portfolio (1)	$1,670,172	$1,408,181	$261,991
Total servicing income earned	$2,542	$2,177	$365
(1) Of this amount, the total average NSBF originated portfolio earning servicing income was $1,197,912,685 and $996,554,000 for the three months ended September 30, 2019 and 2018, respectively.
The increase in servicing income was attributable to the increase in total portfolio investments for which we earn servicing income. The portfolio earning servicing income increased $201,358,685 period over period. The increase was attributable to an increase in SBA 7(a) non-affiliate investments period over period.

Expenses:

(in thousands)	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Change
Salaries and benefits	$3,587	$5,469	$(1,882)
Interest	5,476	4,110	1,366
Depreciation and amortization	125	122	3
Professional fees	1,215	642	573
Origination and servicing	2,134	1,983	151
Origination and servicing - related party	2,060	—	2,060
Change in fair value of contingent consideration liabilities	9	6	3
Other general and administrative costs	1,697	1,499	198
Total expenses	$16,554	$13,831	$2,723
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
Interest Expense
The following is a summary of interest expense by facility for the three months ended September 30, 2019 and 2018:

(in thousands)	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Change
Notes payable - Securitization Trusts	$2,497	$1,976	$522
Bank notes payable	931	549	382
Notes due 2022	66	177	(111)
Notes due 2023	1,017	1,047	(29)
Notes due 2024	696	—	696
Notes payable - related parties	269	356	(88)
Other	—	5	(5)
Total interest expense	$5,476	$4,110	$1,366

The increase in interest expense period over period is primarily related to interest from the Notes payable - Securitization Trusts, and Bank notes payable. The increase from Notes payable - Securitization Trusts was the result of an additional securitization transaction completed in November 2018. The increase in interest expense from Bank Notes payable was related to an increase in the average outstanding balance period over period. During the three months ended September 30, 2019, we recognized $696,000 of interest expense related to the 2024 Notes offset by a reduction of interest expense related to our redemption of the 2022 Notes.

During the three months ended September 30, 2019, we redeemed all $8,324,000 in aggregate principal amount of the 2022 Notes at 100% of their principal amount ($25 per Note), plus the accrued and unpaid interest thereon. As a result, we recorded loss on extinguishment of debt of $251,000.

Origination and Servicing - Related Party

The increase in origination and servicing expenses was attributed to $2,060,000 of origination and servicing costs incurred from SBL. Effective January 1, 2019, certain employees performing origination and servicing functions were hired by SBL. As a result, costs related to these employees previously included in salaries and benefits, are included in origination and servicing - related party.

Net Realized Gains and Net Unrealized Appreciation and Depreciation

Net realized gains from SBA non-affiliate investments for the three months ended September 30, 2019 and 2018 were $10,865,000 and $10,554,000, respectively, which included realized losses of $838,000 and $806,000, respectively.

Net Realized Gains on SBA Non-Affiliate Investments

	Three Months Ended
	September 30, 2019		September 30, 2018
	# of Debt Investments	$ Amount (in thousands)	# of Debt Investments	$ Amount (in thousands)
SBA non-affiliate investments originated during the quarter	148	$114,342	142	$122,365
SBA guaranteed non-affiliate investments sold during the quarter	147	$89,060	161	$100,647
Realized gains recognized on sale of SBA guaranteed non-affiliate investments	—	$11,703	—	$11,360
Average sale price as a percent of principal balance (1)	—	111.49%	—	109.29%
(1) Realized gains greater than 110.00% must be split 50/50 with the SBA in accordance with SBA regulations. The realized gains recognized above reflects amounts net of split with the SBA.

Net Realized Gains on Controlled Investments

During the three months ended September 30, 2019, realized gains on controlled investments were $1,600,000 and represent distributions in excess of our cost basis from NMS.

Net Unrealized Appreciation (Depreciation) on Investments

(in thousands)	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Change
Net unrealized depreciation on SBA guaranteed non-affiliate investments	$(209)	$(1,177)	$968
Net unrealized (depreciation) appreciation on SBA unguaranteed non-affiliate investments	(14)	4,057	(4,071)
Net unrealized appreciation on controlled investments	957	1,659	(702)
Change in deferred taxes	(27)	(444)	417
Total net unrealized appreciation on investments	$707	$4,095	$(3,388)

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

Net Unrealized Appreciation (Depreciation) on Controlled Investments

Unrealized appreciation (depreciation) was derived from the following portfolio companies for the three months ended September 30, 2019 and 2018:

(in thousands)	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Change
Newtek Merchant Solutions, LLC (NMS)	$—	$4,500	$(4,500)
Newtek Technology Solutions, Inc.	—	(2,200)	2,200
CDS Business Services, Inc.	—	(3,000)	3,000
International Professional Marketing, Inc.	250	(700)	950
SIDCO, LLC	(250)	700	(950)
PMTWorks Payroll, LLC	(155)	(111)	(44)
banc-serv Partners, LLC (BSP)	—	(348)	348
Small Business Lending, LLC	252	—	252
Newtek Insurance Agency, LLC	—	(70)	70
Newtek Business Lending, LLC	—	3,000	(3,000)
Newtek Conventional Lending, LLC	860	—	860
Excel WebSolutions, LLC	—	(112)	112
Total net unrealized appreciation on controlled investments	$957	$1,659	$(702)

Provision for Deferred Taxes on Unrealized Appreciation of Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable subsidiaries are not consolidated with the Company for income tax purposes, but are consolidated for GAAP purposes, and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. During the three months ended September 30, 2019 and 2018, we recognized a provision for deferred taxes of $27,000 and $444,000, respectively, related to the net unrealized appreciation and depreciation of controlled portfolio company investments.

Comparison of the nine months ended September 30, 2019 and 2018
Investment Income

(in thousands)	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018	Change
Investment income:
Interest income	$22,178	$17,155	$5,023
Dividend income	10,564	8,161	2,403
Servicing income	7,473	6,250	1,223
Other income	3,720	3,191	529
Total investment income	$43,935	$34,757	$9,178
Interest Income
The increase in interest income was attributable to the average outstanding performing portfolio of SBA non-affiliate investments increasing to $332,476,000 from $276,256,000 for the nine months ended September 30, 2019 and 2018, respectively, combined with an increase in the Prime Rate from 5.25% to 5.50% over the twelve month period. The increase in the average outstanding performing portfolio resulted from the origination of new SBA non-affiliate investments period over period. We also recognized an additional $668,000 of interest income period over period from holding SBA guaranteed loans.

Dividend Income

Dividend income is dependent on portfolio company earnings. Current year dividend income may not be indicative of future period dividend income. Dividend income was earned from the following portfolio companies for the nine months ended September 30, 2019 and 2018:

(in thousands)	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018	Change
Newtek Merchant Solutions, LLC (NMS)	$8,975	$5,400	$3,575
Premier Payments LLC (1)	—	1,350	(1,350)
International Professional Marketing, Inc.	150	125	25
SIDCO, LLC	650	875	(225)
United Capital Source LLC (UCS)	—	275	(275)
banc-serv Partners, LLC	—	—	—
Mobil Money, LLC	275	100	175
Newtek Conventional Lending, LLC	428	—	428
EMCAP Loan Holdings, LLC	86	36	50
Total dividend income	$10,564	$8,161	$2,403
(1)On December 31, 2018, Premier was merged into NMS.
NSBF Servicing Portfolio and Related Servicing Income
The following table represents the NSBF originated servicing portfolio and servicing income earned for the nine months ended September 30, 2019 and 2018:

(in thousands):	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018	Change
Total NSBF originated servicing portfolio (1)	$1,670,172	$1,408,181	$261,991
Total servicing income earned	$7,473	$6,250	$1,223
(1) Of this amount, the total average NSBF originated portfolio earning servicing income was $1,156,149,000 and $951,278,000 for the nine months ended September 30, 2019 and 2018, respectively.
The increase in servicing income was attributable to the increase in total portfolio investments for which we earn servicing income. The portfolio earning servicing income increased $204,871,000 period over period. The increase was attributable to an increase in SBA 7(a) non-affiliate investments period over period.

Other Income

Other income relates primarily to legal, packaging, prepayment, and late fees earned from SBA 7(a) loans. The increase was related to an increase in legal, prepayment and packaging fees earned as a result of the larger dollar volume of loans originated.

Expenses:

(in thousands)	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018	Change
Salaries and benefits	$10,659	$15,559	$(4,900)
Interest	14,923	11,414	3,509
Depreciation and amortization	378	358	20
Professional fees	2,842	2,169	673
Origination and servicing	5,915	5,756	159
Origination and servicing - related party	6,719	—	6,719
Change in fair value of contingent consideration liabilities	64	23	41
Loss on extinguishment of debt	251	1,059	(808)
Other general and administrative costs	4,782	4,872	(90)
Total expenses	$46,532	$41,210	$5,323
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
Interest Expense
The following is a summary of interest expense by facility for the nine months ended September 30, 2019 and 2018:

(in thousands)	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018	Change
Notes payable - Securitization Trusts	$8,172	$6,066	$2,106
Bank notes payable	1,839	919	920
Notes due 2022	419	530	(111)
Notes due 2021	—	718	(718)
Notes due 2023	3,048	2,466	582
Notes due 2024	696	—	696
Notes payable - related parties	742	700	42
Other	7	15	(8)
Total interest expense	$14,923	$11,414	$3,509

The increase in interest expense period over period is primarily related to interest from the Notes payable - Securitization Trusts, Bank notes payable, 2023 Notes and 2024 Notes. The increase from Notes payable - Securitization Trusts was the result of an additional securitization transaction completed in November 2018. We recognized $3,048,000 of interest expense attributable to the 2023 Notes which represented a full period of interest as compared to partial period of interest during the nine months ended September 30, 2018. We recognized $696,000 interest expense related to the 2024 Notes offset by a reduction of interest expense related to our redemption of the 2022 Notes. These increases were offset by the decrease in interest expense related the 2021 Notes of $718,000 as a result of our redemption of the 2021 Notes in March 2018 and issuance of $57,500,000 of 2023 Notes. The increase in interest expense from Bank Notes payable was related to an increase in the average outstanding balance period over period.

During the nine months ended September 30, 2018, we redeemed all $40,250,000 in aggregate principal amount of the 2021 Notes at 100% of their principal amount ($25 per Note), plus the accrued and unpaid interest thereon. As a result, we recorded loss on extinguishment of debt of $1,059,000.

During the nine months ended September 30, 2019, we redeemed all $8,324,000 in aggregate principal amount of the 2022 Notes at 100% of their principal amount ($25 per Note), plus the accrued and unpaid interest thereon. As a result, we recorded loss on extinguishment of debt of $251,000.

Origination and Servicing - Related Party

The increase in origination and servicing expenses was attributed to $6,719,000 of origination and servicing costs incurred from SBL. Effective January 1, 2019, certain employees performing origination and servicing functions were hired by SBL. As a result, costs related to these employees previously included in salaries and benefits, are included in origination and servicing - related party.
Net Realized Gains and Net Unrealized Appreciation and Depreciation

Net realized gains from SBA non-affiliate investments for the nine months ended September 30, 2019 and 2018 were $32,260,000 and $30,754,000, respectively, which included realized losses of $2,211,000 and $1,751,000, respectively.

Net Realized Gains on SBA Non-Affiliate Investments

	Nine Months Ended
	September 30, 2019		September 30, 2018
	# of Debt Investments	$ Amount (in thousands)	# of Debt Investments	$ Amount (in thousands)
SBA non-affiliate investments originated during the quarter	444	$334,722	398	$320,177
SBA guaranteed non-affiliate investments sold during the quarter	434	$259,122	405	$251,892
Realized gains recognized on sale of SBA guaranteed non-affiliate investments	—	$34,471	—	$32,505
Average sale price as a percent of principal balance (1)	—	111.38%	—	110.76%
(1) Realized gains greater than 110.00% must be split 50/50 with the SBA in accordance with SBA regulations. The realized gains recognized above reflects amounts net of split with the SBA.

Net Realized Gains on Controlled Investments

During the nine months ended September 30, 2019, realized gains on controlled investments were $1,600,000 and represent distributions in excess of our cost basis from NMS.

Net Unrealized Appreciation (Depreciation) on Investments

(in thousands)	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018	Change
Net unrealized depreciation on SBA guaranteed non-affiliate investments	$(521)	$(1,352)	$831
Net unrealized (depreciation) appreciation on SBA unguaranteed non-affiliate investments	(1,957)	6,751	(8,708)
Net unrealized appreciation on controlled investments	3,874	1,579	2,295
Change in deferred taxes	(792)	(417)	(375)
Total net unrealized appreciation on investments	$604	$6,561	$(5,957)

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

Net Unrealized Appreciation (Depreciation) on Controlled Investments

Unrealized appreciation (depreciation) was derived from the following portfolio companies for the nine months ended September 30, 2019 and 2018:

(in thousands)	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018	Change
Newtek Merchant Solutions, LLC (NMS)	$5,000	$4,500	$500
Newtek Technology Solutions, Inc. (NTS)	(1,500)	(2,200)	700
CDS Business Services, Inc.	—	(3,000)	3,000
International Professional Marketing, Inc.	850	(700)	1,550
SIDCO, LLC	(1,170)	700	(1,870)
PMTWorks Payroll, LLC	(492)	(111)	(381)
banc-serv Partners, LLC (BSP)	(286)	(348)	62
Small Business Lending, LLC	552	—	552
Newtek Insurance Agency, LLC	—	(70)	70
Newtek Business Lending, LLC	—	3,000	(3,000)
Newtek Conventional Lending, LLC	920	—	920
Excel WebSolutions, LLC	—	(112)	112
Total net unrealized appreciation on controlled investments	$3,874	$1,659	$2,215

Provision for Deferred Taxes on Unrealized Appreciation of Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable subsidiaries are not consolidated with the Company for income tax purposes, but are consolidated for GAAP purposes, and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. During the nine months ended September 30, 2019 and 2018, we recognized a provision for deferred taxes of $792,000 and $417,000 related to the net unrealized appreciation of controlled portfolio company investments, respectively.

Liquidity and Capital Resources
Overview

Our liquidity and capital resources are derived from our Capital One Facility, Notes payable - related parties, 2023 Notes, 2024 Notes, securitization transactions and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our borrowings and the proceeds from the turnover of our portfolio and from public and private offerings of securities to finance our investment objectives. We may raise additional equity or debt capital through both registered offerings off a shelf registration, including “at-the-market”, or ATM, and private offerings of securities. As of September 30, 2019, our asset coverage was 175% based on $398,586,000 of aggregate principal amount of senior securities outstanding. On April 27, 2018, we announced that our Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved a proposal to reduce our asset coverage requirement as set forth in Section 61(a)(2) of the 1940 Act, from 200% to 150%, pursuant to recent modifications included in the Small Business Credit Availability Act. Such change would have been effective April 27, 2019. However, on July 26, 2018, our stockholders approved a proposal to reduce our asset coverage requirement to 150%, effective July 27, 2018.

Public Offerings

ATM Program

The 2017 ATM Equity Distribution Agreement provided that we may offer and sell up to 4,400,000 shares of common stock from time to time through the placement agents. From inception through September 30, 2019, we sold 1,618,375 shares of our common stock at a weighted average price of $18.07 per share. Proceeds, net of offering costs and expenses were $28,466,000 .

On July 8, 2019, the Company gave notice to terminate the 2017 ATM Equity Distribution Agreement, with such termination effective as of July 9, 2019.

On July 10, 2019, the Company entered into the 2019 ATM Equity Distribution Agreement. The 2019 ATM Equity Distribution Agreement provides that the Company may offer and sell up to 3,000,000 shares of common stock from time to time through the placement agents. From inception through September 30, 2019, we sold 292,260 shares of our common stock at a weighted average price of $22.66 per share. Proceeds, net of offering costs and expenses were $6,489,000.

We used the net proceeds for funding investments in debt and equity securities in accordance with our investment objective and strategies and for general corporate purposes including funding investments, repaying outstanding indebtedness and other general corporate purposes.

As of September 30, 2019, there were 2,707,740 shares of common stock available for sale under the 2019 ATM Equity Distribution Agreement.

Debt Offerings

In July 2019, the Company and the Trustee entered into the Fourth Supplemental Indenture to the Base Indenture between the Company and the Trustee, relating to the Company’s issuance, offer and sale of $55,000,000 aggregate principal amount of 5.75% Notes due 2024. The Company granted an overallotment option of up to $8,250,000 in aggregate principal amount of the 2024 Notes. The sale of the 2024 Notes generated proceeds of approximately $53,186,000, net of underwriter's fees and expenses. In July 20189 the underwriters exercised their option to purchase $8,250,000 in aggregate principal amount of 2024 Notes for an additional $8,003,000 in net proceeds. The 2024 Notes are the Company’s direct unsecured obligations and rank: (i) pari passu with the Company’s other outstanding and future unsecured indebtedness; (ii) senior to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2024 Notes; (iii) effectively subordinated to all the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries.

The 2024 Notes will mature on August 1, 2024 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after August 1, 2021, at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to but not including the date fixed for redemption. The 2024 Notes bear interest at a rate of 5.75% per year payable quarterly on February 1, May 1, August 1, and November 1 of each year, commencing on November 1, 2019, and trade on the Nasdaq Global Market under the trading symbol “NEWTL.” At September 30, 2019, the Company was in compliance with all covenants related to the 2024 Notes.

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

The Base Indenture, as supplemented by the Third Supplemental Indenture, contains certain covenants including covenants requiring the Company to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a) of the 1940 Act (or any successor provisions), to comply with

(regardless of whether it is subject to) the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) of the 1940 Act as modified by Section 61(a) of the 1940 Act and to provide financial information to the holders of the 2023 Notes and the Trustee if the Company should no longer be subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by the First Supplemental Indenture. The Base Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding 2023 Notes may declare such 2023 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. At September 30, 2019, the Company was in compliance with all covenants related to the 2023 Notes.

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

On August 29, 2019, the Company redeemed all $8,324,000 in aggregate principal amount of the Notes on the redemption date of August 29, 2019 at 100% of their principal amount ($25 per Note), plus the accrued and unpaid interest thereon from July 1, 2019, through, but excluding, the redemption date.

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

At September 30, 2019, there was $66,542,000 and $18,400,000 outstanding under the unguaranteed and guaranteed lines of credit, respectively. At September 30, 2019, we were in full compliance with all applicable loan covenants.

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

At September 30, 2019, the Related Party RLOC interest rate was 4.71%. The Related Party RLOC has a maturity date of November 8, 2023. Outstanding borrowings due to NMS at September 30, 2019 were $20,663,000.

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

In July 2019, the 2014-1 Trust was terminated as a result of NSBF purchasing the 2014-1 Trust assets, with the 2014-1 Trust’s noteholders receiving the redemption price.

In October 2019, NSBF completed its tenth securitization which resulted in the transfer of $118,920,000 of unguaranteed portions of SBA loans to the 2019-1 Trust, The 2019-1 Trust in turn issued securitization notes for the par amount of $118,920,000, consisting of $93,540,000 of Class A notes and $25,380,000 Class B notes, against the assets in a private placement. The Class A and Class B notes received an “A” and “BBB-” rating by S&P, respectively, and the final maturity date of the notes is December 2044. The Class A and Class B notes bear interest at a rate of LIBOR plus 1.83% across both classes.

Cash Flows and Liquidity
As of September 30, 2019, the Company’s unused sources of liquidity consisted of $22,676,000 available through the Capital One facility; $19,662,000 available through notes payable with related parties; $3,596,000 in unrestricted cash and $9,000 in money market funds.

Restricted cash of $24,151,000 as of September 30, 2019 is primarily held by NSBF. The majority, or $23,399,000 of restricted cash includes reserves in the event payments are insufficient to cover interest and/or principal with respect to securitizations and loan principal and interest collected which are due to loan participants.

The Company generated and used cash as follows:

(in thousands)	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Net cash used in operating activities	$(45,675)	$(49,544)
Net cash used in investing activities	(127)	(454)
Net cash provided by financing activities	42,196	59,624
Net (decrease) increase in cash and restricted cash	(3,606)	9,626
Cash and restricted cash, beginning of period	31,350	20,538
Cash and restricted cash, end of period	$27,747	$30,164
During the nine months ended September 30, 2019, operating activities used cash of $45,675,000, consisting primarily of (i)  $334,722,000 of SBA 7(a) loan investments funded and (ii) $27,534,000 of investments in controlled portfolio companies including a $12,170,000 investment in in NCL and a $10,278,000 investment in NBL.
These decreases were offset by (i) $293,594,000 of proceeds from the sale of SBA 7(a) guaranteed loan investments, (ii)$36,183,000 of principal payments received from SBA non-affiliate investments, and (iii) a $8,131,000 decrease in broker receivables which arise from the guaranteed portions of SBA 7(a) loans that were traded in the period but settled during the current period end and the cash was received from the purchasing broker during the current period; the amount varies depending on loan origination volume and timing of sales at quarter end,.
Net cash provided by financing activities was $42,196,000 consisting primarily of (i) $63,250,000 of proceeds from the issuance of the 2024 Notes, (ii) net borrowings of $50,242,000 from our bank notes payable, (iii) net borrowings of $3,823,000 under the Related Party RLOC, and (iv) $10,128,000 of net proceeds from the sale of common shares under the ATM Equity Distribution Agreement.
These increases were offset by (i) $26,735,000 of dividend payments, (ii) $47,993,000 of principal payments related to securitization notes payable and (iii) a redemption of $8,324,000 related to the 2022 Notes.
Contractual Obligations
The following table represents the Company’s obligations and commitments as of September 30, 2019:

(in thousands)	Payments due by period
Contractual Obligations	Total	2019	2020	2021	2022	2023	Thereafter
Bank notes payable	$84,942	$18,400	$—	$—	$66,542	$—	$—
Securitization notes payable (1)	172,231	—	—	—	—	—	172,231
Notes due 2023 (1)	57,500	—	—	—	—	57,500	—
Notes due 2024 (1)	63,250	—	—	—	—	—	63,250
Notes payable - related parties	20,663	—	—	—	—	20,663	—
Employment agreements	1,152	768	384	—	—	—	—
Operating leases	12,174	421	1,662	1,563	1,576	1,619	5,333
Totals	$411,912	$19,589	$2,046	$1,563	$68,118	$79,782	$240,814
(1) Amounts represent principal only and are not shown net of unamortized debt issuance costs. See NOTE 7—BORROWINGS.

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

For certain investments, the Company generally calculates the fair value of the investment primarily based on the NAV of the entity and adjusts the fair value for other factors that would affect the fair value of the investment. The Company uses this valuation approach for its investment in NCL.

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

Our Board has the final responsibility for overseeing, reviewing and approving, in good faith, our determination of the fair value for our investment portfolio and our valuation procedures, consistent with 1940 Act requirements. We believe our investment portfolio as of September 30, 2019 and December 31, 2018 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. The Company would then pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the nine months ended September 30, 2019 and 2018, no U.S. federal excise taxes were due.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the net unrealized appreciation generated by the controlled investments held by the Taxable Subsidiaries. Such deferred tax liabilities amounted to $10,033,000 and $9,241,000 at September 30, 2019 and December 31, 2018, respectively, and are recorded as deferred tax liabilities on the condensed consolidated statements of assets and liabilities. The change in deferred tax liabilities is included as a component of net unrealized appreciation (depreciation) on investments in the condensed consolidated statements of operations.

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
Off Balance Sheet Arrangements
There were no off balance sheet arrangements as of September 30, 2019.
Recent Developments

Common Stock

From October 1, 2019 through November 11, 2019 the Company sold 370,015 shares of its common stock at a weighted average price of $21.87 per share under the 2019 ATM Equity Distribution Agreement. Proceeds, net of offering costs and expenses were $7,930,457. As of November 11, 2019, there were 2,337,725 shares of common stock available for sale under the 2019 ATM Equity Distribution Agreement.

Securitization Activity

On October 4, 2019,  the Company closed its tenth securitization which resulted in the transfer of $118,920,000 of unguaranteed portions of SBA loans to the 2019-1 Trust, The 2019-1 Trust in turn issued securitization notes for the par amount of $118,920,000, consisting of $93,540,000 of Class A notes and $25,380,000 Class B notes, against the assets in a private placement. The Class A and Class B notes received an “A” and “BBB-” rating by S&P, respectively, and the final maturity date of the notes is December 2044. The Class A and Class B notes bear interest at a rate of LIBOR plus 1.83% across both classes.

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

NSBF depends on the availability of secondary market purchasers for the guaranteed portions of SBA loans and the premium received on such sales to support its lending operations. Sale prices for guaranteed portions of SBA 7(a) loans could be negatively impacted by market conditions, in particular a higher interest rate environment, which typically lead to higher prepayments during the period, resulting in lower sale prices in the secondary market. A reduction in the price of guaranteed SBA 7(a) loans could negatively impact our business.
We do not have significant exposure to changing interest rates on invested cash (includes cash and cash equivalents, restricted cash and money market funds) which was approximately $27,757,000 at September 30, 2019. We do not purchase or hold derivative financial instruments for trading purposes. All of our transactions are conducted in U.S. dollars and we do not have any foreign currency or foreign exchange risk. We do not trade commodities or have any commodity price risk.

We believe that we have placed our demand deposits, cash investments and their equivalents with high credit-quality financial institutions. The Company invests cash not held in interest free checking accounts or bank money market accounts mainly in U.S. Treasury only money market instruments or funds and other investment-grade securities. As of September 30, 2019, cash deposits in excess of insured amounts totaled approximately $16,352,000.

ITEM 4. CONTROLS AND PROCEDURES.

As of September 30, 2019 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Accounting Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

In 2014, NMS instituted an action in Wisconsin state court against a former independent sales agent for, among other things, breach of contract. The former sales agent answered the complaint and filed counterclaims against NMS. Following a lengthy litigation which has included appeals, protracted discovery, motions for summary judgment and a succession of judges, the case is scheduled for trial in January 2020.  While the outcome of the trial cannot be determined, NMS intends to vigorously pursue its claims against the former sales agent at trial and defend the counterclaims asserted.

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. In addition to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2018, the following is an additional risk factors that we believe is relevant to our business.
We are exposed to risks associated with changes in interest rates.
The majority of our debt investments are based on floating rates, primarily the Prime Rate. General interest rate fluctuations can be expected to have a substantial impact on the interest income we receive on our debt investments. For example, a reduction in interest rates could decrease the value of any investments we hold which earn floating interest rates. Alternatively, an increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates.
General interest rate fluctuations may also have an impact on the value of our stock and our rate of return on invested capital. Because we have borrowed money, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate that our investments yield. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. For example, rising interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield, thereby decreasing our net income. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock.
If general interest rates rise, there is a risk that the borrowers on our debt investments in floating rate loans will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Rising interest rates could also cause borrowers to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. In addition, rising interest rates may increase pressure on us to provide fixed rate loans to our borrowers, which could adversely affect our net investment income in the future as interest rates continue to fluctuate.
We do hold some floating rate debt investments that are tied to LIBOR. On July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. At this time, it is not possible to predict the establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere, or how such changes could affect our results of operations or financial condition. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked loans, and other financial obligations or extensions of credit held by or due to us. If LIBOR ceases to exist, we may need to renegotiate agreements extending beyond 2021 that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established. Following the replacement of LIBOR, some or all of these credit agreements may bear interest a less favorable interest rate, which could have an adverse impact on our overall financial condition and results of operations.

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

NEWTEK BUSINESS SERVICES CORP.

Date: November 12, 2019	By:	/S/ BARRY SLOANE
Barry Sloane
Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

Date: November 12, 2019	By:	/S/ CHRISTOPHER TOWERS
Christopher Towers
Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)