Form 10-K
period 2019-12-31
Newtek Business Services Corp.
filed 2020-03-16
CIK 1587987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____
Commission file number: 814-01035
NEWTEK BUSINESS SERVICES CORP.
(Exact name of registrant as specified in its charter)

Maryland	46-3755188
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4800 T Rex Avenue, Suite 120, Boca Raton, Florida	33431
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 356-9500
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.02 per share	NEWT	Nasdaq Global Market LLC
6.25% Notes due 2023	NEWTI	Nasdaq Global Market LLC
5.75% Notes due 2024	NEWTL	Nasdaq Global Market LLC
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐
    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes ☐
    No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial or accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $413,142,000 as of the last business day of the registrant’s second fiscal quarter of 2019, based on a closing price on that date of $23.00 on the Nasdaq Global Market. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates.

As of March 13, 2020, there were 20,820,356 shares issued and outstanding of the registrant’s Common Stock, par value $0.02 per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2020 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES

Defined Terms

We have used “we,” “us,” “our,” “our company,” and “the Company” to refer to Newtek Business Services Corp. and its subsidiaries in this report. We also have used several other terms in this report, which are explained or defined below:

Terms
1940 Act	Investment Company Act of 1940, as amended
2010-1 Trust	Newtek Small Business Loan Trust, Series 2010-1, terminated in March 2019
2013-1 Trust	Newtek Small Business Loan Trust, Series 2013-1, terminated in October 2018
2014-1 Trust	Newtek Small Business Loan Trust, Series 2014-1, terminated in July 2019
2016-1 Trust	Newtek Small Business Loan Trust, Series 2016-1
2017-1 Trust	Newtek Small Business Loan Trust, Series 2017-1
2018-1 Trust	Newtek Small Business Loan Trust, Series 2018-1
2019-1 Trust	Newtek Small Business Loan Trust, Series 2019-1
2021 Notes	7.00% Notes due 2021, redeemed in March 2018
2022 Notes	7.50% Notes due 2022, redeemed in August 2019
2023 Notes	6.25% Notes due 2023
2024 Notes	5.75% Notes due 2024
Amended 2019 ATM Distribution Agreement	First Amendment and Supplement to the Equity Distribution Agreement, dated as of February 28, 2020, by and among the Company and the placement agents
ASC	Accounting Standards Codification, as issued by the FASB
ASU	Accounting Standards Updates, as issued by the FASB
2017 ATM Equity Distribution Agreement	Second Amended and Restated Equity Distribution Agreement, dated August 31, 2018 by and among the Company and the placement agents
2019 ATM Equity Distribution Agreement	Equity Distribution Agreement, dated July 10, 2019 by and among the Company and the placement agents
BDC	Business Development Company under the 1940 Act
Board	The Company's board of directors
Capital One	Capital One Bank, N.A.
Code	Internal Revenue Code of 1986, as amended
DRIP	The Company's dividend reinvestment plan
EBITDA	Earnings before interest, taxes, depreciation and amortization
Equity Incentive Plan	The Company's 2015 Equity Incentive Plan
Exchange Act	Securities and Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
LIBOR	London Interbank Offered Rate
NAV	Net Asset Value
NBL Facility	Revolving Credit and Security Agreement between NBL SPV1, LLC, a wholly-owned subsidiary of NBL and Capital One
Related Party RLOC	Unsecured revolving line of credit agreement between NMS as lender and Newtek as borrower
PLP	Preferred Lender Program, as authorized by the SBA
RIC	Regulated investment company under the Code
S&P	Standard and Poor's
SBA	United States Small Business Administration
SBLC	Small Business Lending Company
SEC	Securities and Exchange Commission
SMB	Small-and-medium sized businesses
Sterling	Sterling National Bank

Sterling Receivable and Inventory Facility	Loan and Security Agreement between NBC and Sterling, as lender to fund accounts receivable and inventory financing arrangements
Taxable Subsidiaries	Companies formed by Newtek which are taxed as corporations for income tax purposes
Trustee	U.S. Bank, N.A.
U.S. GAAP or GAAP	Generally accepted accounting principles in the United States

Portfolio Companies and Subsidiaries
NSBF	Newtek Small Business Finance, LLC, a consolidated subsidiary
NBL	Newtek Business Lending, LLC, a wholly-owned controlled portfolio company
NCL	Newtek Conventional Lending, LLC, a 50% owned portfolio company
Exponential	Exponential Business Development Co., Inc., a Taxable Subsidiary
NMS	Newtek Merchant Solutions, LLC (formerly Universal Processing Services of Wisconsin LLC), a wholly-owned controlled portfolio company
Premier	Premier Payments LLC, a former wholly-owned controlled portfolio company which merged into NMS at December 31, 2018
Mobil Money	Mobil Money, LLC, a wholly-owned controlled portfolio company
NTS	Newtek Technology Solutions, Inc., a wholly-owned controlled portfolio company
IPM	International Professional Marketing, Inc., a wholly-owned controlled portfolio company
SIDCO	SIDCO, LLC dba Cloud Nine Services, a wholly-owned controlled portfolio company
EWS	Excel WebSolutions, LLC, a wholly-owned controlled portfolio company
NBC	CDS Business Services, Inc. dba Newtek Business Credit Solutions, a wholly-owned controlled portfolio company
SBL	Small Business Lending, LLC, a wholly-owned controlled portfolio company
BSP	ADR Partners, LLC dba banc-serv Partners, LLC, a wholly-owned controlled portfolio company
NPS or PMT	PMTWorks Payroll, LLC dba Newtek Payroll and Benefits Solutions, a wholly-owned controlled portfolio company
NIA	Newtek Insurance Agency, LLC, a wholly-owned controlled portfolio company
TAM	Titanium Asset Management LLC, a wholly-owned controlled portfolio company
EMCAP	EMCAP Loan Holdings, LLC
POS	POS on Cloud, LLC, a controlled portfolio company

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING STATEMENTS AND PROJECTIONS

This report contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about the Company, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report involve risks and uncertainties, including statements as to:

•	our future operating results;

•

•	our business prospects and the prospects of our portfolio companies;

•

•	the impact of investments that we expect to make;

•

•	our contractual arrangements and relationships with third parties;

•

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•

•	the ability of our portfolio companies to achieve their objectives;

•

•	our expected financings and investments;

•

•	our ability to obtain exemptive relief from the SEC to co-invest and to engage in joint restructuring transactions or joint follow-on investments;

•	competition with other entities and our affiliates for investment opportunities;

•	the adequacy of our cash resources and working capital; and

•

•	the timing of cash flows, if any, from the operations of our portfolio companies.

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

•
an economic downturn could disproportionately impact the companies that we intend to target for investment, potentially causing us to experience a decrease in investment opportunities and diminished demand for capital from these companies;

•	an economic downturn could also impact availability and pricing of our financing and our ability to access the debt and equity capital markets;

•	a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;

•	our ability to attract and retain personnel, including key personnel;

•	the speculative and illiquid nature of our investments;

•	our ability to qualify for and maintain our tax treatment as a RIC under the Code, and as a BDC;

•	interest rate volatility, including the decommissioning of LIBOR, could adversely affect our results, particularly if we use leverage as part of our investment strategy; and

•	the risks, uncertainties and other factors we identify in “Risk Factors” and elsewhere in this report and in our filings with the SEC.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include the ability of NSBF to continue to originate loans under the SBA 7(a) program, maintain its PLP status and continue to sell SBA guaranteed portions of SBA 7(a) loans at premiums; our ability to originate new loans and investments; certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in “Risk Factors” and elsewhere in this report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. However, we will update this report to reflect any material changes to the information contained herein. The forward-looking statements in this report are excluded from the safe harbor protection provided by Section 27A of the Securities Act and Section 21E of the Exchange Act.

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

As a BDC, our investment objective is to generate both current income and capital appreciation primarily through loans originated by our business finance ecosystem and our equity investments in certain portfolio companies that we control.

Our Business

We are an internally managed BDC that is a leading national non-bank lender that provides, together with our controlled portfolio companies, a wide range of business and financial solutions under the Newtek® brand to the SMB market. Newtek’s and its portfolio companies’ products and services include: Business Lending including SBA 7(a) loans, 504 loans and conventional loans, Electronic Payment Processing, Managed Technology Solutions (Cloud Computing), Technology Consulting, eCommerce, Accounts Receivable and Inventory Financing, personal and commercial lines Insurance Services, Web Services, Data Backup, Storage and Retrieval, and Payroll and Benefits Solutions to SMB accounts nationwide across all industries. We have an established and reliable platform that is not limited by client size, industry type or location. As a result, we believe we have a strong and diversified client base across every state in the U.S. and across a variety of different industries. In addition, we have developed a financial and technology based business model that enables us and our controlled portfolio companies to acquire and process our SMB clients in a cost effective manner. This capability is supported in large part by NewTracker®, our patented prospect management technology software which is similar to, but we believe is better suited for our needs than, the system popularized by Salesforce.com. We believe that this technology and low cost business model distinguishes us from our competitors.

We define SMBs as companies having revenues of $1,000,000 to $100,000,000. We focus on serving the SMB market, which we estimate to be over 27 million businesses in the U.S. We believe that these businesses have historically been underserved by traditional financial institutions and typically lack the capital resources to build a competitive business and marketing infrastructure on their own. Further, in today’s economic climate, we believe SMBs have particular difficulty obtaining capital from traditional lending sources. While we do not compete directly with alternative online lenders such as The Lending Club, Prosper.com, OnDeck Capital, Inc. and Kabbage Inc., we do provide financing solutions as an alternative to traditional lending. We believe there is significant demand for such alternative financing among SMBs. Our lending solutions and our controlled portfolio companies’ outsourced business and financial solutions help clients manage and grow their businesses and compete effectively in today’s marketplace. We obtain our customers through referrals from various business partners, such as banks, insurance companies, credit unions and other affinity groups, as well as through our own direct sales force and advertising campaigns. We source, acquire and process SMB customers in a cost-effective manner without reliance on high cost sales staff and time consuming application processes.

In lending, we believe we are a leading capital provider to SMBs based on our loan volume. We originate loans through a variety of sourcing channels and through a disciplined underwriting process, and seek to achieve attractive risk-weighted returns. Our multi-faceted relationships with certain borrowers allow us to closely monitor their credit profile and take an active role in managing our investments. Further, our lending capabilities, coupled with the broad outsourced business and financial solutions of our controlled portfolio companies, create attractive cross-selling opportunities within our client base. We believe our business model creates powerful network effects which will help drive growth and operating leverage in our business. In addition, our SBA 7(a) loans originated by NSBF are structured so that the government guaranteed portion can be rapidly sold, which, based on our historic ability to securitize the unguaranteed portions and assuming the continuation of current market conditions, allows us to quickly recover our principal and earn excess capital on each SBA 7(a) loan we originate, usually in less than a year. We may in the future determine to retain the government guaranteed or unguaranteed portions of SBA 7(a) loans for longer periods pending deployment of excess capital. From 2012 through 2019, NSBF has consistently been the largest non-bank SBA 7(a) lender and as of December 31, 2019 is the second largest SBA 7(a) lender in the U.S. based on dollar lending volume.

Newtek and its controlled portfolio companies use NewTracker®, our patented proprietary technology for receiving, processing and monitoring prospective customers. NewTracker® enables Newtek and its controlled portfolio companies to acquire SMB customers in a cost effective manner as it is all accomplished by skilled staff using state of the art technology without the need for high cost sales staff or applications processors. NewTracker® also permits our referral partners to have a real time window into the back office processing of the referrals they provide. NewTracker® automatically pre-populates any necessary forms or applications so the processing is efficient and also cost effective. Finally, NewTracker® also identifies opportunities for the cross-sale of other Newtek branded products or services.

Business Finance Ecosystem

SBA 7(a) Lending

Our portfolio includes guaranteed and unguaranteed non-affiliate SBA 7(a) loan investments that were made through NSBF, a nationally licensed SBA lender under the federal Section 7(a) loan program, which is part of our business finance ecosystem. The SBA is an independent government agency that facilitates one of the nation’s largest sources of SMB financing by providing credit guarantees for its loan programs. SBA 7(a) loans are partially guaranteed by the SBA, with SBA guarantees typically ranging between 75% and 90% of the principal and interest due. NSBF has a dedicated Senior Lending Team that originates and services SBA 7(a) loans to qualifying SMBs. NSBF sells the guaranteed portions of its SBA 7(a) loans, typically within two weeks of origination, and retains the unguaranteed portion until accumulating sufficient loans for a securitization. NSBF’s securitization process is as follows. After accumulating sufficient loans, the loans are transferred to a special purpose vehicle (a “Trust”), which in turn issues notes against the Trust’s assets in a private placement. The Trust’s primary source of income for repaying the securitization notes is the cash flows generated from the unguaranteed portion of SBA 7(a) loans owned by the Trust; principal on the securitization notes will be paid by cash flow in excess of that needed to pay various fees related to the operation of the Trust and interest on the debt. Securitization notes have an expected maturity of about five years, and the Trust is dissolved when the securitization notes are paid in full, either at or prior to maturity.

We intend to continue to expand our business finance ecosystem primarily by expanding senior secured lending through NSBF, as well as through our portfolio companies that make SBA 504 loans, nonconforming conventional loans and provide accounts receivable and inventory financing, as discussed below. We believe NSBF’s SBA license, combined with NSBF’s PLP designation, provides us with a distinct competitive advantage over other SMB lenders that have not overcome these significant barriers-to-entry in our primary loan market. NSBF originated $517,692,000 of SBA 7(a) loans during 2019 and $469,176,000 of SBA 7(a) loans during 2018. We believe that we will continue to be introduced to a variety of high-quality investment opportunities through our existing loan sourcing channels and our controlled portfolio companies’ relationships with their clients, and our status as a BDC which helps fuel the growth of our loan portfolio by providing us with better access to lower-cost capital.

Under the SBA’s 7(a) lending program, a bank or other lender such as NSBF underwrites a loan between $5,000 and $5,000,000 for a variety of general business purposes based on the SBA’s guidelines and the SBA provides a partial guarantee on the loan. Depending on the loan size, the SBA typically guarantees between 50% and 90% of the principal and interest due. The recoveries and expenses on the unguaranteed portions of these loans are shared pari passu between the SBA and the lender, which substantially reduces the loss severity on the unguaranteed portion of a loan for SBA 7(a) loan investors. SBA 7(a) loans are typically between five and 25 years in maturity, four to five years in duration and bear interest at the prime rate plus a spread from 2.25% to 2.75%. Since the guaranteed portions of SBA 7(a) loans carry the full faith and credit of the U.S. government, lenders may, and frequently do, sell the guaranteed portion of SBA 7(a) loans in the capital markets, hold the unguaranteed portion and retain all loan servicing rights.

NSBF has a dedicated capital markets team that sells the guaranteed portions of its SBA 7(a) loans and sells or securitizes the unguaranteed portions of its SBA 7(a) loans. Historically, NSBF has sold the guaranteed portions of its originated SBA 7(a) loans shortly after origination and retained the unguaranteed portions until accumulating sufficient loans for a securitization. NSBF has typically sold SBA guaranteed portions of SBA 7(a) loans at premiums ranging from 106% to 120% of par value, and any portion of the premium that is above 110% of par value is shared equally between NSBF and the SBA. However, there is no guarantee that NSBF will be able to continue to earn premiums of 106% to 120% on future sales. See “Item 1A. Risk Factors - We have specific risks associates with SBA loans.” Since December 2010, NSBF has maintained its securitization program for unguaranteed portions of its SBA 7(a) loans and has successfully completed ten securitization transactions with Standard & Poor’s AA or A ratings and attractive advance rates as high as 83.5% of par value. NSBF’s most recent and largest securitization to date occurred in October 2019, when it sold $118,920,000 of unguaranteed SBA 7(a) loan-backed notes. NSBF intends to complete additional securitizations in the future which may be on comparable although not necessarily identical terms and conditions. We may determine to retain the government guaranteed or unguaranteed portions of loans for longer periods, pending deployment of excess capital.

NSBF’s senior lending team has focused on making smaller loans, approximately $1,000,000 or less, in order to maintain a diversified pool of loans that are dispersed both geographically and among industries, with a goal of limiting NSBF’s exposure to regional and industry-specific economic downturns. Specifically, as of December 31, 2019, NSBF’s loan portfolio consisted of 2,395 loans originated across 50 states in 78 different industries as defined by the North American Industry Classification

System (“NAICS”). The following charts summarize NSBF’s mix of investment concentrations by industry and geography as of December 31, 2019 (in thousands):

Distribution by NAICS Code Description

NAICS Code Description	Number of Loans	Aggregate Balance ($)	Average Balance ($)	Percentage of Balance
Food Services and Drinking Places	292	$38,417	$132	8.9%
Truck Transportation	96	30,160	314	7.0%
Professional, Scientific, and Technical Services	188	25,768	137	6.0%
Amusement, Gambling, and Recreation Industries	124	24,513	198	5.7%
Ambulatory Health Care Services	133	21,956	165	5.1%
Repair and Maintenance	117	20,166	172	4.7%
Specialty Trade Contractors	120	16,435	137	3.8%
Fabricated Metal Product Manufacturing	44	16,355	372	3.8%
Administrative and Support Services	90	11,845	132	2.8%
Personal and Laundry Services	97	11,706	121	2.7%
Other	1,094	212,375	194	49.4%
Total	2,395	$429,696	$179	100.0%

Distribution by State

State	Number of Loans	Aggregate Balance ($)	Average Balance ($)	Percentage of Balance
Florida	265	$40,886	$154	9.5%
California	184	36,688	199	8.5%
New York	232	35,820	154	8.3%
Texas	160	29,329	183	6.8%
Connecticut	129	23,805	185	5.5%
Illinois	86	19,686	229	4.6%
Georgia	88	19,557	222	4.6%
Pennsylvania	89	18,815	211	4.4%
New Jersey	116	17,060	147	4.0%
North Carolina	80	15,893	199	3.7%
Other	966	172,156	178	40.1%
Total	2,395	$429,696	$179	100.0%

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

Risk Rating

Portfolio	Number of Loans	Aggregate Balance ($)	Average Balance ($)	Percentage of Balance
Risk Rating 1 – 4	2,164	$361,985	$167	84.2%
Risk Rating 5	27	10,830	401	2.5%
Risk Rating 6	202	56,465	280	13.1%
Risk Rating 6/7 and 7	2	416	208	0.1%
Total	2,395	$429,696	$179	100.0%

The weighted average term to maturity and weighted average interest rate of NSBF’s loan portfolio as of December 31, 2019 was 15.3 years and 7.7%, respectively.

Receivables Financing, Inventory Financing, SBA 504 Lending and Non-conforming Conventional Loans

The Company’s business finance ecosystem also includes NBC and NBL, both controlled portfolio companies, as well as NCL, a joint venture. NBC provides receivables financing, inventory financing and health care receivables financing, and management services to SMBs, which may obtain $10,000 to $2,000,000 per month through the sale of their trade receivables or the financing or their inventories. In addition, NBL funds SBA 504 loans which provide financing of fixed assets such as real estate or equipment. NCL provides non-conforming conventional commercial and industrial term loans up to $15 million to U.S. middle-market companies and small businesses.

Third Party Loan Servicing

SBL, a wholly owned, controlled portfolio company, engages in third-party loan servicing for SBA and non-SBA loans and provides lending institutions with outsourced solutions for the entire SBA lending process, including credit analysis, structuring and eligibility, packaging, closing compliance and servicing. SBL provides loan origination solutions to NSBF and also provides loan origination and servicing solutions to NBL, NCL, and third parties such as banks, credit unions and government agencies including the FDIC.

Controlled Portfolio Companies

In addition to our debt investments in portfolio companies, either directly or through our business finance ecosystem, we also hold controlling interests in certain portfolio companies that, as of December 31, 2019, represented approximately 30% of our total investment portfolio. Specifically, we hold controlling interests in NMS, Mobil Money, NTS, SBL, NBC, NBL, TAM, BSP, NPS, NIA, POS, IPM, and SIDCO. We refer to these entities (among others), collectively, as our “controlled portfolio companies.” Our controlled portfolio companies provide us with an extensive network of business relationships that supplement our referral sources and that we believe will help us to maintain a robust pipeline of lending opportunities and expand our business finance ecosystem.

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

Newtek Merchant Solutions (NMS)

NMS (a 2001 investment) markets credit and debit card processing services, check approval services and ancillary processing equipment and software to merchants who accept credit cards, debit cards, checks and other non-cash forms of payment. NMS utilizes a multi-pronged sales approach of both direct and indirect sales. NMS’ primary sales efforts focus on direct sales through our Your Business Solutions Company® brand. Their indirect sales channels consist of alliance partners, principally financial institutions (banks, credit unions, insurance companies and other related businesses), and independent sales agents across the U.S. These referring organizations and associations are typically paid a percentage of the processing revenue derived from the respective merchants that they successfully refer to NMS. In 2019, NMS processed merchant transactions with sales volumes of $5.8 billion.

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

NMS maintains its principal customer service and sales support offices in Lake Success, New York, with additional specialists located in Phoenix, Arizona. NMS’s personnel assist merchants with initial installation of equipment and on-going service, as well as any other special processing needs that they may have.

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

POS on Cloud, LLC (POS) and Mobil Money, LLC

Our investment in payment processing companies additionally includes, POS, dba Newtek Payment Systems, a 2019 investment in a cloud based Point of Sale (POS) system for a variety of restaurant, retail, assisted living, parks and golf course businesses, which provides not only payments and purchase technology solutions, but also inventory, customer management, reporting, employee time clock, table and menu layouts, and ecommerce solutions as the central operating system for an SMB, as well as Mobil Money, a portfolio of taxi cab merchants and related licensed payment processing software.

Newtek Technology Solutions (NTS)

NTS offers web hosting and eCommerce, managed IT services, secure private cloud hosting, managed backup and disaster recovery, web design and application development, information technology security solutions, and other related services to customers worldwide.

NTS provides a full suite of outsourced IT infrastructure services, including managed IT services, private cloud (virtual) servers, shared server hosting, dedicated server hosting, and managed backup and disaster recovery, under the Newtek® Technology Solutions, Newtek® Web Services and Newtek Web Hosting® brands, for which it receives recurring monthly fees, as well as other fees such as set-up fees, consulting fees, and domain name registration fees, among others.

While there are many competitors in this space, we believe that NTS’ focus on proactive, reliable, and secure solutions sets us apart. Platforms are available within NTS’ cloud and non-cloud environment and are fully managed offerings as compared to NTS’ competitors.

NTS has a complete line of cloud-based business and eCommerce packages and Cloud Spaces to streamline the decision process for business owners and accommodate designers and developers that wish to build sites in both Microsoft and Linux environments. Included with this service offering is full customer service with a real human interface available on a 24/7/365 basis, which we believe further distinguishes NTS from its competitors who usually offer hosting without the support needed for the SMB market customer.

NTS currently operates data centers in Scottsdale, Arizona, Phoenix, Arizona, and Edison, New Jersey. In the second quarter of 2020, NTS intends to move its main data center in Scottsdale to a new facility in Phoenix, which is forecasted to result in a material reduction of NTS’ data center expense.

The data center facilities NTS employs to host its technologies conforms to The Uptime Institute’s 4-Tier Classification System which has become a global standard for third-party validation of data center critical infrastructure. The Tier Classification System defines the requirements and benefits of four distinct Tier classifications for data center infrastructure. Each Tier sets the appropriate criteria for power, cooling, maintenance, and capability to withstand a fault. Tiers are progressive; each Tier incorporates the requirements of all the lower Tiers. NTS operates its critical infrastructure within facilities that have a minimum rating of Tier 3-Certified. NTS data centers meet and exceed Uptime Institute Tier-3 standards in all categories which allows NTS to pursue and service, compliance-sensitive workloads from the financial services, healthcare, government and military sectors. In addition, NTS includes redundant, carrier-neutral network design for all its communications paths, multiple locations to host services, and a built in DDOS mitigation platform into the design of its data center services.

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

NTS has also launched a turnkey hosting service to meet financial institution needs for server hosting, disaster recovery and/or data storage, enabling these entities to comply with their strict regulatory requirements that demand very high security protocols and practices be in place.

International Professional Marketing (IPM) and SIDCO

IPM and SIDCO are wholly-owned portfolio companies which consult, strategize, design, and implement technology solutions for enterprise and commercial clients across the U.S., and are expected to complement the offerings of NTS.

Small Business Lending, LLC (SBL)

SBL provides third-party loan servicing for SBA and non-SBA loans and provides lending institutions with outsourced solutions for the entire SBA lending process, including credit analysis, structuring and eligibility, packaging, closing compliance and servicing. SBL provides loan origination solutions to NSBF and is also the loan origination and loan servicing provider for NBL and NCL.

Newtek Business Lending, LLC (NBL)

NBL provides SBA 504 loans and financing to the SMB market for the acquisition of fixed assets such as real estate or equipment.

Newtek Conventional Lending, LLC (NCL)

On May 20, 2019, the Company and its joint venture partner launched NCL to provide non-conforming conventional commercial and industrial term loans of up to $15,000,000 to U.S. middle-market companies and small businesses. NCL is a 50/50 joint venture between Newtek Commercial Lending, Inc., a wholly-owned subsidiary of Newtek, and Conventional Lending TCP Holding, LLC, a wholly-owned, indirect subsidiary of BlackRock TCP Capital Corp. (Nasdaq:TCPC).

Newtek Business Credit Solutions (NBC)

NBC provides accounts receivable and inventory financing, management services and managerial assistance to SMBs.

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

We market services through referrals from our strategic alliance partners such as Amalgamated Bank, Banco Popular, Credit Union National Association, ENT Federal Credit Union, Legacy Bank, Morgan Stanley Smith Barney, Navy Federal Credit

Union, New York Community Bank, Raymond James, Randolph Brooks Federal Credit Union, UBS, Meineke Dealers Purchasing Cooperative, Independent Community Bankers, Transworld Business Advisors, Army Navy Federal Credit Union, Teachers Federal Credit Union, Nassau Federal Educators Federal Credit Union, Spire Federal Credit Union, PartsBase Inc., and True Value Company, among others, (using our patented NewTracker® referral management system) as well as direct referrals from our web presence, www.newtekone.com. Our NewTracker® referral system has a software application patent covering the systems and methods for tracking, reporting and performing processing activities and transactions in association with referral data and related information for a variety of product and service offerings in a business-to-business environment. The NewTracker® system provides for transparency between Newtek and referring parties and has been material in our ability to obtain referrals from a wide variety of sources. This patented system allows us and our alliance partners to review in real time the status of any referral as well as to provide real time compliance oversight by the respective alliance partner, which we believe creates confidence among the referred business client, the referring alliance partner and us. We own the NewTracker® patent, as well as all trademarks and other patented intellectual property used by us and our controlled portfolio companies.

Additional referrals are obtained from individual professionals in geographic markets that have signed up to provide referrals and earn commissions through our BizExec and TechExec Programs. Our BizExecs and TechExecs are traditionally information technology professionals, CPAs, independent insurance agents and sales and/or marketing professionals. In addition, electronic payment processing services are marketed through independent sales agents, and web technology and eCommerce services are marketed through internet-based marketing and third-party resellers. A common thread across all business lines of our controlled portfolio companies relates to acquiring customers at low cost and making strategic alliances primarily where we pay fees only for successful referrals. We seek to bundle our marketing efforts through our brand, our portal, our patented NewTracker® referral system, our web presence as Your Business Solutions Company® and one easy entry point of contact. We expect that this approach will allow us to continue to cross-sell the financing services of our business finance ecosystem to customers of our controlled portfolio companies and build upon our extensive deal sourcing infrastructure. The compensation which we pay for referrals is consistent with industry practices.

Senior Lending Team and Executive Committee

The key members of our Senior Lending Team, most of whom have worked together for more than ten years, each have over 25 years of experience in finance-related fields. These investment professionals have worked together to screen opportunities, underwrite new investments and manage a portfolio of investments in SMBs through two recessions, a credit crunch, the dot-com boom and bust and a historic, leverage-fueled asset valuation bubble. Each member brings a complementary component to a team well-rounded in finance, accounting, operations, strategy, business law and executive management.

Because we are internally managed by our Executive Committee, which includes Barry Sloane, Peter Downs, Michael A. Schwartz and Christopher Towers, under the supervision of our Board, and do not depend on a third-party investment advisor, we do not pay investment advisory fees and all of our income is available to pay our operating costs and to make distributions to our shareholders. While our portfolio companies are independently managed, our Executive Committee also oversees our controlled portfolio companies and, to the extent that we may make additional equity investments in the future, the Executive Committee will also have primary responsibility for the identification, screening, review and completion of such investments. We do not expect to focus our resources on investing in additional stand-alone equity investments, but may elect to do so from time to time on an opportunistic basis, if such opportunities arise. Messrs. Sloane and Downs have been involved together in the structuring and management of equity investments for the past sixteen years.

Market Opportunity

We believe that the limited amount of capital and financial products available to SMBs, coupled with the desire of these companies for flexible and partnership-oriented sources of capital and other financial products, creates an attractive investment environment for us to further expand our business finance ecosystem and overall brand. We believe the following factors will continue to provide us with opportunities to grow and deliver attractive returns to shareholders.

The SMB market represents a large, underserved market.  We estimate the SMB market to include over 27 million businesses in the U.S. We believe that SMBs, most of which are privately-held, are relatively underserved by traditional capital providers such as commercial banks, finance companies, hedge funds and collateralized loan obligation funds. Further, we believe that such companies generally possess conservative capital structures with significant enterprise value cushions, as compared to larger companies with more financing options. While the largest originators of SBA 7(a) loans have traditionally been regional and national banks, from 2012 through 2019, NSBF has consistently been the largest non-bank originator of SBA 7(a) loans by dollar lending volume and is currently the second largest SBA 7(a) lender in the U.S. As a result, we believe we and our controlled portfolio companies are well positioned to provide financing to the types of SMBs that we have historically targeted and we have the technology and infrastructure in place presently to do it cost effectively in all 50 states and across many industries.

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

Business Model Enables Attractive Risk-Weighted Return on Investment in SBA 7(a) Lending.  Our SBA 7(a) loans are structured so as to permit rapid sale of the U.S. government guaranteed portions, often within weeks of origination, and the unguaranteed portions have been successfully securitized, with the securitization notes being sold, usually within a year of origination. The return of principal and premium may result in an advantageous risk-weighted return on our original investment in each loan. We may determine to retain the government guaranteed or unguaranteed portions of loans pending deployment of excess capital.

State of the Art Technology. Our patented NewTracker® software enables us to board a SMB customer, process the application or inquiry, assemble necessary documents, complete the transaction and create a daily reporting system that is sufficiently unique as to receive a U.S. patent. This system enables us to identify a transaction, similar to a merchandise barcode or the customer management system used by SalesForce.com, then process a business transaction and generate internal reports used by management and external reports for strategic referral partners. It allows our referral partners to have digital access into our back office and follow on a real time, 24/7 basis the processing of their referred customers. This technology has been applied to all of the service and product solutions we offer directly or through our controlled portfolio companies.

Established Direct Origination Platform with Extensive Deal Sourcing Infrastructure. We have established a direct origination pipeline for investment opportunities without the necessity for financial institutions or brokers as well as broad marketing channels that we believe allow for highly selective underwriting. We believe the combination of our brand, our portal, our patented NewTracker® technology, and our web presence as Your Business Solutions Company® have created an extensive deal sourcing infrastructure. Although we pay fees for loan originations that are referred to us by our alliance partners, our investment team works directly with the borrower to assemble and underwrite loans. We rarely invest in pre-assembled loans that are sold by investment banks or brokers. As a result, we believe that our unique national origination platform allows us to originate attractive credits at a low cost. During 2019 we funded $517,692,000 of SBA 7(a) loans, based on the increased volume of loan referrals we received in 2019. We anticipate that our principal source of investment opportunities will continue to be in the same types of SMBs to which we currently provide financing. Our Executive Committee and Senior Lending Team will also seek to leverage our extensive network of additional referral sources, including law firms, accounting firms, financial, operational and strategic consultants and financial institutions, with whom we have completed investments. We believe our current infrastructure and expansive relationships will continue to enable us to review a significant amount of direct (or non-brokered) investment opportunities.

Experienced Senior Lending Team with Proven Track Record.  We believe that our Senior Lending Team is one of the leading capital providers to SMBs. Our Senior Lending Team has expertise in managing the SBA process and has managed a diverse portfolio of investments with a broad geographic and industry mix. While the primary focus of NSBF is to expand its debt financing activities in SBA 7(a) loans, our Senior Lending Team is also focused on growing our business finance ecosystem through our controlled portfolio companies NBC, which provides receivables financing, inventory financing and health care receivables financing, NBL, which funds SBA 504 loans, and NCL, which funds nonconforming (non SBA) commercial loans.

Flexible, Customized Financing Solutions for Seasoned, Smaller Businesses. While NSBF’s primary focus is to expand its lending by activities by providing SBA 7(a) loans to SMBs, we also seek to offer SMBs a variety of attractive financing structures, as well as cost effective and efficient business services, to meet their capital needs through our subsidiaries and controlled portfolio companies. In particular, through our controlled portfolio companies, we offer larger loans, between $5,000,000 and $15,000,000, greater than loans available with the SBA guarantee, but with a higher interest rate to compensate for the increased risk. Unlike many of our competitors, we believe we have the business finance ecosystem that allows us to provide a complete package of service and financing options for SMBs, which allows for cross-selling opportunities and improved client retention. We expect that a large portion of our capital will be loaned to companies that need growth capital, acquisition financing or funding to recapitalize or refinance existing debt facilities. Our lending will continue to focus on making loans to SMBs that:

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

Disciplined Underwriting Policies and Rigorous Portfolio Management.  We pursue rigorous due diligence of all prospective investments originated through our business finance ecosystem. Our senior lending team has developed an extensive underwriting due diligence process, which includes a review of the operational, financial, legal and industry performance and outlook for the prospective investment, including quantitative and qualitative stress tests, review of industry data and when necessary, consultation with outside experts regarding the creditworthiness of the borrower. These processes continue during the portfolio monitoring process, when we will conduct field examinations, review all compliance certificates and covenants and regularly assess the financial and business conditions and prospects of portfolio companies. In addition, SBL is the servicer for commercial, SBA 7(a) and other government guaranteed investments whose exceptional servicing capabilities with compact timelines for loan resolutions and dispositions has attracted various third-party portfolios to these controlled portfolio companies. SBL services the loans funded by NBL and NCL.

Business Development Company Status

Our predecessor was formed on June 29, 1999 under the laws of the State of New York and, on November 12, 2014, in connection with our election to be regulated as a BDC, merged with and into us for the purpose of reincorporating under the laws of the State of Maryland.

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

Investment Objectives

Debt Investments

We target our debt investments, which are principally made through our business finance ecosystem under the SBA 7(a) program, to produce generally, a coupon rate of prime plus 2.75% which enables us to generate rapid sales of loans in the secondary market historically producing gains and with a yield on investment in excess of 30%. We typically structure our debt investments with the maximum seniority and collateral along with personal guarantees from portfolio company owners, in many cases collateralized by other assets including real estate. In most cases, our debt investment will be collateralized by a first lien on the assets of the portfolio company and a first or second lien on assets of guarantors, in both cases primarily real estate. All SBA 7(a) loans are made with personal guarantees from any owner(s) of 20% or more of the portfolio company’s equity. As of December 31, 2019, substantially all of our SBA 7(a) portfolio at fair value consisted of debt investments that were secured by first or second priority liens on the assets of the portfolio company.

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

We market our loan and investment products and services, and those of our controlled portfolio companies, through referrals from our alliance partners such as Amalgamated Bank, Banco Popular, Credit Union National Association, ENT Federal Credit Union, Legacy Bank, Morgan Stanley Smith Barney, Navy Federal Credit Union, New York Community Bank, Raymond James, Randolph Brooks Federal Credit Union, UBS, Meineke Dealers Purchasing Cooperative, Independent Community Bankers, Transworld Business Advisors, Army Navy Federal Credit Union, Teachers Federal Credit Union, Nassau Federal Educators Federal Credit Union, Spire Federal Credit Union, PartsBase Inc., and True Value Company, among others using our patented NewTracker® referral system as well as direct referrals from our web presence, www.newtekone.com. The patent for our NewTracker® referral system is a software application patent covering the systems and methods for tracking, reporting and performing processing activities and transactions in association with referral data and related information for a variety of product and service offerings in a business-to-business environment providing further for security and transparency between referring parties. This system allows us and our alliance partners to review in real time the status of any referral as well as to provide real time compliance oversight by the respective alliance partner, which we believe creates confidence between the referred business client, the referring alliance partner and us.

Additional deal sourcing and referrals are obtained from individual professionals in geographic markets that have signed up to provide referrals and earn commissions through our BizExec and TechExec Programs. The BizExecs and TechExecs are traditionally information technology professionals, CPAs, independent insurance agents and sales and/or marketing professionals. In addition, electronic payment processing services are marketed through independent sales representatives and web technology and eCommerce services are marketed through internet-based marketing and third-party resellers. A common thread across all business lines of our subsidiaries and controlled portfolio companies relates to acquiring customers at low cost. We seek to bundle our marketing efforts through our brand, our portal, NewTracker®, our web presence as Your Business Solutions Company® and one easy entry point of contact. We expect that this approach will allow us to continue to cross-sell the financing services of our business finance ecosystem to our customers and customers of our controlled portfolio companies, and to build upon our extensive deal sourcing infrastructure.

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

SBA Lending Procedures

We originate loans under the SBA 7(a) Program in accordance with our credit and underwriting policy, which incorporates by reference the SBA Rules and Regulations as they relate to the financing and servicing of such loans, including the U.S. Small Business Administration Standard Operating Procedures, Lender and Development Company Loan Program (“SOP 50 10”).

During the initial application process for a loan originated under the SBA 7(a) Program, a business service specialist assists and guides the applicant through the application process, which begins with the submission of an online form through our customized loan portal. The online loan processing system collects required information and ensures that all necessary forms are provided to the applicant and filled out. The system conducts two early automatic screenings focused primarily on whether (i) the requested loan is for an eligible purpose, (ii) the requested loan is for an eligible amount and (iii) the applicant is an eligible borrower. If the applicant is eligible to fill out the entire application, the online system pre-qualifies the applicant based on preset credit parameters that meet the standards of Newtek and the SBA.

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

Required Site Visit

No loan will be funded without an authorized representative of NSBF first making a site visit to the business premises. We generally use a contracted vendor to make the required site visit but may from time to time send our own employees to perform this function. Each site visit will generate a narrative of the business property as well as photographs of the business property. Additional site visits will be made when a physical on-site inspection is warranted.

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

Ongoing Relationships with Portfolio Companies

Monitoring, Managerial Assistance

We have and will continue to monitor our portfolio companies on an ongoing basis. We monitor the financial trends of each portfolio company to determine if it is meeting its business plan and to assess the appropriate course of action for each company. We generally require our portfolio companies to provide annual audits, quarterly unaudited financial statements with management discussion and analysis and covenant compliance certificates, and monthly unaudited financial statements. Using these monthly financial statements, we calculate and evaluate all financial covenants and additional financial coverage ratios that might not be part of our covenant package in the loan documents. For purposes of analyzing a portfolio company’s financial performance, we sometimes adjust their financial statements to reflect pro-forma results in the event of a recent change of control, sale, acquisition or anticipated cost savings. Additionally, we believe that, through our integrated marketing and sale of each service line of NSBF and our controlled portfolio companies to our controlled portfolio companies (including electronic payment processing services through NMS, technology solutions through NTS, IPM and SIDCO, insurance solutions through NIA and payroll and benefits solutions through NPS) and non-affiliate portfolio companies, we have in place extensive and robust monitoring capabilities.

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

6
Substandard — Liquidation — These assets contain well defined weaknesses and are inadequately protected by the current sound worth and paying capacity of the borrower or investee. In addition, the weaknesses are so severe that resurrection of the credit is unlikely. For loans, secondary sources will have to be used for repayment. Credits in this category would be severely stressed, non-accrual, and the business may be non-viable. There could be character and significant credit administration issues as well. A specific allowance should be established or the lack of one clearly justified.

7
Doubtful — This classification contains all of the weaknesses inherent in a substandard classification but with the added characteristic that the weaknesses make collection or repayment of principal in full, on the basis of existing facts, conditions and values, highly questionable and improbable. The probability of loss is very high, but the exact amount may not be estimable at the current point in time. Loans in this category are severely stressed, generally non-accrual and/or involve a non-viable operation. Collateral may be difficult to value because of limited salability, no ready and available market, or unknown location or condition of the collateral. Credit administration weaknesses can range from few to severe and may jeopardize the credit as well as the guaranty. All such loans or investments should have a specific allowance.

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

Our electronic payment processing portfolio companies compete with entities including Global Payments, First National Bank of Omaha and Paymentech, L.P. Our managed technology solutions portfolio company competes with 1&1, Hosting.com, Discount ASP, Maxum ASP, GoDaddy®, Yahoo!®, BlueHost®, iPowerWeb®, Amazon Web Services®, Microsoft® Azure, Google®, and RackSpace among others.

Our business finance ecosystem competes with regional and national banks and non-bank lenders. Intuit® is bundling electronic payment processing, web hosting and payroll services similar to ours in offerings that compete in the same SMB market.

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
During the years ended December 31, 2019, 2018 and 2017, all of our revenue was derived from customers in the United States.

Employees

As of December 31, 2019, we had a total of 109 employees.
Available Information
We are subject to the informational requirements of the SEC and in accordance with those requirements file reports, proxy statements and other information with the SEC. The SEC maintains a web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC. The address of the SEC’s web site is http://www.sec.gov. Our principal offices are located at 4800 T Rex Avenue, Suite 120, Boca Raton, Florida and our telephone number is (212) 356-9500. Our website may be directly accessed at http://www.newtekone.com. We make available through our website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. These documents may be directly accessed at http://investor.newtekbusinessservices.com. Information contained on our website is not a part of this report.

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

We generally are not able to issue and sell our common stock at a price below net asset value per share. We may, however, issue and sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if (1) our Board determines that such sale is in our best interests and the best interests of our stockholders, and (2) our stockholders have approved our policy and practice of making such sales within the preceding 12 months. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities. During 2019, the Company did not sell any shares of its common stock at a price below then-current net asset value per share.

Under the 1940 Act, a BDC generally may not issue senior securities unless the ratio of its total assets (less total liabilities other than indebtedness represented by senior securities) to its total indebtedness represented by senior securities plus preferred stock, if any, is at least 200%. This means that a BDC generally may borrow up to $1 for every $1 of investor equity. However, legislation enacted in March 2018 modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if, among other things, shareholders representing at least a majority of the votes cast, when quorum is met, approve a proposal to do so. At a Special Meeting of Shareholders held on July 26, 2018, our stockholders approved a proposal to reduce our minimum required asset coverage to 150%, effective July 27, 2018. As a result, we generally may borrow up to $2 for every $1 of investor equity. See “Senior Securities; Coverage Ratio.”

We may be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Board who are not interested persons and, in some cases, prior approval by the SEC.

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

Senior Securities; Coverage Ratio

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if we meet certain asset coverage requirements. On April 27, 2018, we announced that our Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act”) of the Board, approved a proposal to reduce our asset coverage requirement as set forth in Section 61(a)(2) of the 1940 Act, from 200% to 150%, pursuant to recent modifications included in the Small Business Credit Availability Act. Such change would have been effective April 27, 2019. However, on July 26, 2018, our stockholders approved a proposal to reduce our asset coverage requirement to 150%, effective July 27, 2018. In addition, we may not be permitted to declare any cash dividend or other distribution on our outstanding common shares, or purchase any such shares, unless, at the time of such declaration or purchase, we have asset coverage of at least 150% after deducting the amount of such dividend, distribution, or purchase price. We may also borrow amounts up to 5% of the value of our total assets for temporary purposes. For a discussion of the risks associated with the resulting leverage, see “Risk Factors – Risks Related to Our Business And Structure – Because we borrow money, the potential for loss on amounts invested in us is magnified and may increase the risk of investing in us.”

As of December 31, 2019, we had an aggregate principal amount of senior securities outstanding of $439,550,000 and our asset coverage ratio was 173%.

Issuance of Shares Below Current Net Asset Value

At a Special Meeting of Shareholders held on July 26, 2018, our common stockholders approved a proposal that allowed us to issue common stock at a discount from our NAV per share, effective for a period that expired on June 14, 2019. We have agreed to limit the number of shares that we issue at a price below NAV pursuant to this authorization so that the aggregate dilutive effect on our then outstanding shares will not exceed 20%. At a Special Meeting of Shareholders held on August 2, 2019, our common stockholders authorized us to issue common stock at a discount from our NAV per share, effective for a period expiring on the earlier of August 2, 2020, or the date of our 2020 annual meeting of stockholders. Under the approved proposal, our Board, subject to its fiduciary duties and regulatory requirements, has the discretion to determine the amount of the discount, and as a result, the discount could be up to 100% of net asset value per share. During the year ended December 31, 2019, the Company did not sell any shares of common stock at a price below NAV per share.

Code of Ethics

We have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain transactions by our personnel. Our code of ethics generally does not permit investments by our employees in securities that may be purchased or held by us. The code of ethics is published and available on the Company’s website at http://investor.newtekbusinessservices.com/corporate-governance is attached as an exhibit and is available on the EDGAR Database on the SEC’s Internet site at www.sec.gov. You may also obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov.

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

The SBA grants PLP status to certain lenders originating SBA 7(a) loans based on achievement of certain standards in lending which are regularly monitored by the SBA. NSBF has been granted national PLP status and originates, sells and services SBA 7(a) loans. As a Preferred Lender, NSBF is authorized to place SBA guarantees on SBA 7(a) loans without seeking prior SBA review and approval. Designated PLP lenders are delegated the authority to process, close, service, and liquidate most SBA guaranteed loans without prior SBA review. PLP lenders are authorized to make SBA guaranteed loans, subject only to a brief eligibility review and assignment of a loan number by SBA. In addition, they are expected to handle servicing and liquidation of all of their SBA loans with limited involvement of SBA. If NSBF were to lose PLP status, it would have a material adverse impact on NSBF’s ability to originate loans at current levels. See “Item 1A. Risk Factors – NSBF’s failure to maintain PLP status or maintain its SBA 7(a) license could adversely affect our results of operations.”

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

Pursuant to the SBA’s regulations, the SBA is released from liability on its guaranty of a 7(a) loan and may, in its sole discretion, refuse to honor a guaranty purchase request in full or in part, or recover all or part of the funds already paid in connection with a guaranty purchase, if the lender failed to comply materially with a program requirement; failed to make, close, service or liquidate the loan in a prudent manner; placed the SBA at risk through improper action or inaction; failed to disclose a material fact to the SBA in a timely manner; or misrepresented a material fact to the SBA regarding the loan. In certain instances, the SBA may refuse to honor a guaranty purchase request in full (referred to by the SBA as a “denial”) or in part (referred to by the SBA as a “repair”), or recover all or part of the funds already paid in connection with a guaranty purchase. In the event of a repair or denial, liability on the guaranty, in whole or part, would be transferred to NSBF. In addition, the growth in the number of loans made by NSBF, changes in SBA regulations and economic factors may adversely impact our current repair and denial rates. See “Item 1A. Risk Factors – We have specific risks associated with SBA loans.”

In connection with our most recent examination by the SBA, we entered into a voluntary agreement with the SBA. We have adopted the agreement pursuant to our commitment to operate under the SBA’s regulations and the agreement formalizes many of the actions to strengthen our operational procedures as they relate to our delegated lender authorities. Consistent with the terms of the agreement, we will establish and maintain a segregated restricted cash account in the amount of no less than $10 million to account for potential post-purchase repairs and denials of guaranteed portions of SBA 7(a) loans, and take certain actions to demonstrate the sufficiency of NSBF’s liquidity. We also have agreed to repurchase the guaranteed portions of several loans in the amount of approximately $5.6 million, and establish certain additional reporting and compliance procedures. In relation to the rapid growth of our 7(a) loan portfolio, we continue to assess and develop our policies and procedures to facilitate the successful implementation of our business, liquidity and operations.

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
The remainder of this discussion assumes that we will qualify as a RIC and will have satisfied the Annual Distribution Requirement for the year ended December 31, 2019.

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

A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus net realized short-term capital gains in excess of net realized long-term capital losses). If our expenses in a given year exceed gross taxable income (e.g., as the result of large amounts of equity-based compensation), we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. Due to these limits on the deductibility of expenses, we may for tax purposes have aggregate taxable income for several years that we are required to distribute and that is taxable to our stockholders even if such income is greater than the aggregate net income we actually earned during those years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, stockholders may receive a larger capital gain distribution than in the absence of such transactions.

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

ITEM 1A. RISK FACTORS.
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

We generally may not issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our Board determines that such sale is in our best interests and in the best interests of our shareholders, and our shareholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the market value of such securities (less any distributing commission or discount). If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our shareholders at that time will decrease, and shareholders may experience dilution.

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

Borrowings, also known as leverage, magnify the potential for loss on investments in our indebtedness and on invested equity capital. As we use leverage to partially finance our investments, investors will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique.

Illustration: The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below:

Assumed Return on Our Portfolio (1) (net of expenses)
	(10)%	(5)%	0%	5%	10%
Corresponding net return to shareholders (2)	(30.95)%	(18.58)%	(6.20)%	6.17%	18.55%
(1) Assumes $797,410,000 in total assets, $439,550,000 in debt outstanding, $322,226,000 in net assets as of December 31, 2019, and an average cost of funds of 4.55%. Actual interest payments may be different.
(2) In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2019 total assets of at least 2.51%.

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

At the Company’s Special Meeting of Shareholders, held on July 26, 2018, its shareholders approved, among other things, the reduction of the Company’s asset coverage requirements for senior securities from 200% to 150%, effective July 27, 2018. As a result, we are able to increase our leverage up to an amount that reduces our asset coverage ratio from 200% to 150% (i.e., the amount of debt may not exceed 66 2/3% of the value of our assets) beginning on July 27, 2018, assuming that additional borrowings are available. As of December 31, 2019, we had aggregate principal amount of senior securities outstanding of $439,550,000, and our asset coverage was 173%.

Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we use leverage to partially finance our investments, investors will experience increased risks of investing in our securities. If the value of our assets increases, then the additional leverage would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not increased our leverage. Conversely, if the value of our assets decreases, the additional leverage would cause net asset value to decline more sharply than it otherwise would have had we not increased our leverage. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the additional leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not increased our leverage. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique.

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

We generally may not issue and sell our common stock at a price below net asset value per share. However, at a July 26, 2018 Special Meeting of Shareholders, our shareholders authorized us to sell shares of our common stock (during the following 12 months) at a price below its then current net asset value per share subject to certain conditions (including that the cumulative number of shares sold does not exceed 20% of its then outstanding common stock immediately prior to each such sale). We also may sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our Board determines that such sale is in our best interests and in the best interests of our shareholders, and our shareholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the market value of such securities (less any distributing commission or discount). If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our shareholders at that time will decrease, and shareholders may experience dilution.

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

Although we have elected to be treated as a RIC, no assurance can be given that we will be able to maintain our tax treatment as a RIC in the future. To maintain our tax treatment as a RIC, we must meet certain source-of-income, asset diversification, and distribution requirements.

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

Additionally, in connection with our most recent examination by the SBA, we have entered into a voluntary agreement with the SBA to meet certain other requirements and conditions. See “Item 1A. Risk Factors – If NSBF fails to comply with SBA regulations in connection with the origination, servicing, or liquidation of an SBA 7(a) loan, liability on the SBA guaranty, in whole or in part, could be transferred to NSBF.”

We have specific risks associated with SBA loans.

We have generally sold the guaranteed portion of SBA loans in the secondary market. Such sales have resulted in our earning premiums and creating a stream of servicing income. Sale prices for guaranteed portions of SBA 7(a) loans can be negatively impacted by market conditions, in particular a higher interest rate environment, which can lead to higher prepayments during the period, resulting in lower sale prices in the secondary market. A reduction in the price of guaranteed SBA 7(a) loans could negatively impact our business. There can be no assurance that we will be able to continue originating these loans, or that a secondary market will exist for, or that we will continue to realize premiums upon the sale of the guaranteed portions of the SBA 7(a) loans.

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

If we fail to comply with certain of the SBA’s regulations in connection with the origination, servicing, or liquidation of an SBA 7(a) loan, the SBA may be released from liability on its guaranty of a 7(a) loan, and may refuse to honor a guaranty purchase request in full (referred to by SBA as a “denial”) or in part (referred to by SBA as a “repair”), or recover all or part of the funds already paid in connection with a guaranty purchase. In the event of a repair or denial, liability on the guaranty, in whole or part, would be transferred to NSBF. In addition, the growth in the number of loans made by NSBF, changes in SBA regulations and economic factors may adversely impact our current repair and denial rate. In connection with our most recent examination by the SBA, we entered into a voluntary agreement with the SBA. We have adopted the agreement pursuant to our commitment to operate under the SBA’s regulations and the agreement formalizes many of the actions to strengthen our operational procedures as they relate to our delegated lender authorities. Consistent with the terms of the agreement, we will establish and maintain a segregated restricted cash account in the amount of no less than $10 million to account for potential post-purchase repairs and denials of guaranteed portions of SBA 7(a) loans, and take certain actions to demonstrate the sufficiency of NSBF’s liquidity. We also have agreed to repurchase the guaranteed portions of several loans in the amount of approximately $5.6 million, and establish certain additional reporting and compliance procedures. In relation to the rapid growth of our 7(a) loan portfolio, we continue to assess and develop our policies and procedures to facilitate the successful implementation of our business, liquidity and operations.

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

NSBF has been granted PLP status and originates, sells and services small business loans and is authorized to place SBA guarantees on loans without seeking prior SBA review and approval. Being a national lender, PLP status allows NSBF to expedite loans since NSBF is not required to present applications to the SBA for concurrent review and approval. The loss of PLP status would adversely impact our marketing efforts and ultimately loan origination volume which would negatively impact our results of operations.

There can be no assurance that NSBF will be able to maintain its status as a PLP or that NSBF can maintain its SBA 7(a) license. If NSBF cannot continue originating and selling government guaranteed loans at current levels, we would experience a decrease in future servicing spreads and earned premiums and negatively impact our results of operations.

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

The decision made in the United Kingdom referendum to leave the European Union has led to volatility in global financial markets, and in particular in the markets of the United Kingdom and across Europe, and may also lead to weakening in consumer, corporate and financial confidence in the United Kingdom and Europe. The United Kingdom and European Union announced in March 2018 an agreement in principle to transitional provisions under which European Union law would remain in force in the United Kingdom until the end of December 2020, but this remains subject to the successful conclusion of an agreement between the United Kingdom and the European Union. In the absence of such an agreement there would be no transitional provisions and the United Kingdom would exit the European Union and the relationship between the United Kingdom and the European Union would be based on the World Trade Organization rules (a “hard Brexit”). On October 28, 2019, the United Kingdom came to an agreement with the European Union to delay the deadline for withdrawal; however, the United Kingdom parliament did not approve the withdrawal agreement by January 31, 2020 and there was a hard Brexit on that date. While it is not currently possible to determine the extent of the impact a hard Brexit may have on our  investments, certain measures are being proposed and/or will be introduced, at the European Union level or at the member state level, which are designed to minimize disruption in the financial markets

A failure or the perceived risk of a failure to raise the statutory debt limit of the U.S. could have a material adverse effect on our business, financial condition and results of operations.

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

Terrorist attacks, acts of war, global health emergencies, or natural disasters may affect any market for our securities, impact the businesses in which we invest and harm our business, operating results and financial condition.

Terrorist acts, acts of war, global health emergencies, or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, military or security operations, or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks and natural disasters are generally uninsurable.

Events outside of our control, including public health crises, may negatively affect the results of our operations.

Periods of market volatility may continue to occur in response to pandemics or other events outside of our control. These types of events could adversely affect our operating results. For example, in December 2019, a novel strain of coronavirus surfaced in Wuhan, China, which has resulted in the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories across China. As the potential impact on global markets from the coronavirus is difficult to predict, the extent to which the coronavirus may negatively affect our operating results or the duration of any potential business disruption is uncertain. Any potential impact to our results will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of the coronavirus and the actions taken by authorities and other entities to contain the coronavirus or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our operating results.

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

In addition, our business operations and our portfolio companies’ business operations involve the storage and transmission of Newtek, portfolio company, customer and employee proprietary information. Our businesses rely on our digital technologies, computer and email systems, software, and networks to conduct operations. Our technologies, systems and networks may become the target of criminal cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information of us, our portfolio companies, or third parties with whom we and our portfolio companies deal, or otherwise disrupt our or our customers’ or other third parties’ business operations. It is critical to our business strategy that our facilities and infrastructure remain secure and are perceived by the marketplace to be secure. Although we believe we and our IT providers employ appropriate security technologies (including data encryption processes, intrusion detection systems), and conduct comprehensive risk assessments and other internal control procedures to assure the security of our and our customers’ data, we cannot guarantee that these measures will be sufficient for this purpose. If our and our IT provider’s security measures are breached as a result of third-party action, employee error or otherwise, and as a result our or our customers’ data becomes available to unauthorized parties, we could incur liability and our reputation would be damaged, which could lead to the loss of current and potential customers. If we experience any breaches of our network security or sabotage, we might be required to expend significant capital and other resources to detect, remedy, protect against or alleviate these and related problems, and we may not be able to remedy these problems in a timely manner, or at all. Because techniques used by outsiders to obtain unauthorized network access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. For example, in early 2018, an unauthorized third-party misappropriated three of NTS’ domain names. NTS’ management and forensic investigators determined that attackers compromised a portion of NTS’ shared webhosting system, and may have acquired certain customer information limited to its shared webhosting customers, and/or gained access to certain of its shared webhosting servers. In response, NTS has taken a range of steps designed to further secure its systems, enhance its security protections, enhance access controls, and prevent future unauthorized activity.

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

We and our portfolio companies depend heavily upon computer systems to perform necessary business functions. Despite our portfolio companies’ implementation of a variety of security measures, our computer systems could be subject to cyber-attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. Like other companies, we and our portfolio companies may experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our and our portfolio company computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our and our portfolio companies’ reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss.

We are subject to risks related to corporate social responsibility.
Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect our business.
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

Additionally, on July 12, 2019, the SEC’s Division of Corporate Finance, Division of Investment Management, Division of Trading and Markets, and Office of the Chief Accountant issued a statement about the potentially significant effects on financial markets and market participants if LIBOR is discontinued in 2021 and no longer available as a reference benchmark rate. The Staff encouraged all market participants to identify contracts that reference LIBOR and begin transitions to alternative rates. On December 30, 2019, the SEC’s Chairman, Division of Corporate Finance and Office of the Chief Accountant issued a statement to encourage audit committees in particular to understand management’s plans to identify and address the risks associated with the elimination of LIBOR, and, specifically, the impact on accounting and financial reporting and any related issues associated with financial products and contracts that reference LIBOR, as the risks associated with the discontinuation of LIBOR and transition to an alternative reference rate will be exacerbated if the work is not completed in a timely manner.
The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us, or on our overall financial condition or results of operations. If LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established.

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

Certain of our portfolio companies may be susceptible to an economic downturn and may be unable to repay our loans during this period. Therefore, assets may become non-accrual and the value of our portfolio may decrease during this period. The adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. A recession could lead to financial losses in our portfolio and a decrease in revenues, net income and the value of our assets.

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

We are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore we may invest a significant portion of our assets in a relatively small number of issuers in a limited number of industries. As of December 31, 2019, our three largest investments, NMS, NTS and NBL equaled approximately 15%, 2% and 3%, respectively, of the fair value of our total assets. Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, relatively few industries may become significantly represented among our investments. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer, changes in fair value over time or a downturn in any particular industry. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company.

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

An increase in non-accrual assets would reduce our income and increase our expenses.

If our level of non-accrual assets in our SBA lending business rises in the future, it could adversely affect our investment income and earnings. Non-accrual assets are primarily loans on which borrowers are not making their required payments. Non-accrual assets also include loans that have been restructured to permit the borrower to have smaller payments and real estate that has been acquired through foreclosure of unpaid loans. To the extent that our financial assets are non-accrual, we will have less cash available for lending and other activities.

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

Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.

In November 2019, the SEC published a proposed rule regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations (except reverse repurchase agreements and similar financing transactions). If adopted as proposed, BDCs that use derivatives would be subject to a value-at-risk leverage limit, certain other derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements would apply unless the BDC qualified as a “limited derivatives user,” as defined in the SEC’s proposal. A BDC that enters into reverse repurchase agreements or similar financing transactions would need to aggregate the amount of indebtedness associated with the reverse repurchase agreements or similar financing transactions with the aggregate amount of any other senior securities representing indebtedness when calculating the BDC’s asset coverage ratio. Under the proposed rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this test, it is required to treat unfunded commitments as a derivatives transaction subject to the requirements of the rule. Collectively, these proposed requirements, if adopted, may limit our ability to use derivatives and/or enter into certain other financial contracts.
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
RISKS RELATED TO OUR CONTROLLED PORTFOLIO COMPANIES - NEWTEK BUSINESS CREDIT SOLUTIONS (NBC)

An unexpected level of defaults in NBC’s accounts receivables or inventory portfolios would reduce its income and increase its expenses.

If NBC’s level of non-accrual assets in its receivable financing or inventory financing business rises in the future, it could adversely affect its revenue, earnings and cash flow. Non-accrual assets primarily consist of receivables for which the customer has not made timely payment. In certain situations, NBC may restructure the receivable to permit such a customer to have smaller payments over a longer period of time. Such a restructuring or non-payment by a receivables or inventory customer will result in lower revenue and less cash available for NBC’ operational activities.

NBC’s reserve for credit losses may not be sufficient to cover unexpected losses.

NBC’s business depends on the behavior of its customers. In addition to its credit practices and procedures, NBC maintains a reserve for credit losses on its accounts receivable and inventory portfolios, which it has judged to be adequate given the receivables it purchases. NBC periodically reviews its reserve for adequacy considering current economic conditions and trends, charge-off experience and levels of non-accrual assets, and adjusts its reserve accordingly. However, because of recent unstable economic conditions, its reserves may prove inadequate, which could have a material adverse effect on its financial condition and results of operations.

NBC depends on outside financing to support its receivables financing and inventory financing business.

NBC’s receivables and inventory financing business depends on outside financing to support its acquisition of receivables. Termination of the credit lines for any reason would have a material adverse effect on its business, including but not limited to, the liquidation of its receivables portfolios to pay down the lines. If funds from such sale were insufficient to completely pay down the line of credit, NBC’s would be responsible for any short fall. We are a guarantor on the Sterling Receivable and Inventory Facility at NBC. Maximum borrowings under the Sterling Receivable and Inventory Facility are $35,000,000. The Sterling Receivable and Inventory Facility matures in August 2022 and automatically renews annually. At December 31, 2019, total principal owed by NBC was $25,802,000.

We have guaranteed NBC’s obligations under this facility. If NBC defaults on this line of credit, we would be required to make payments under the guarantee, which could have a material adverse effect on our financial condition and results of operations.

In addition, if NBC loses this line of credit and NBC is unable to renew or replace this line of credit, it would materially impact the business of NBC and have a material adverse effect on its financial condition and results of operations.

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
RISKS RELATED TO OUR SECURITIES

As of December 31, 2019, our CEO beneficially owns and has shared voting power over approximately 5.5% of our common stock, and may be able to exercise significant influence over the outcome of most shareholder actions.

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

Our Board has the authority, without the action or vote of our shareholders, to issue all or part of the approximately 179,469,690 authorized but unissued shares of our common stock. Our business strategy relies upon investments in and acquisitions of businesses using the resources available to us, including our common stock. Additionally, we anticipate granting additional options or restricted stock awards to our employees and directors in the future. Absent exemptive relief, a BDC generally may not issue restricted stock to its directors, officers and employees. In May 2016, the SEC issued an order granting the Company’s request for exemptive relief to allow us to amend our equity compensation plan and make such grants and awards, subject to shareholder approval. We may also issue additional securities, through public or private offerings, in order to raise capital. Future issuances of our common stock will dilute the percentage of ownership interest of current shareholders and could decrease the per share book value of our common stock. In addition, option holders may exercise their options at a time when we would otherwise be able to obtain additional equity capital on more favorable terms. In July 2016, our shareholders approved the amendments to our equity compensation plan, and certain restricted stock awards granted thereunder.

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

Pursuant to our amended and restated charter, our Board is authorized to classify any unissued shares of stock and reclassify any previously classified but unissued shares of stock of any class or series from time to time, into one or more classes or series of stock, including preferred stock. If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred shareholders would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of our common shareholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest. We will not generally be able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then current net asset value per share of our common stock if our Board determines that such sale is in our best interests and in the best interests of our shareholders, and our shareholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the market value of such securities (less any distributing commission or discount). If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our shareholders at that time will decrease, and shareholders may experience dilution.

Our shareholders may experience dilution upon the repurchase of common shares.

The Company has instituted in the past, and may institute in the future, programs that may allow the Company to repurchase the Company’s outstanding common shares on the open market. Under such programs, purchases generally may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations, which may have a dilutive effect on current shareholders. Most recently, on December 17, 2018, the Company announced that its Board approved a share repurchase program under which the Company was able to repurchase up to 300,000 of the Company’s outstanding common shares on the open market. The program terminated on June 18, 2019, was extended on June 21, 2019 and terminated on December 18, 2019.

Dilution may occur under repurchase programs if the Company repurchases shares of its common stock at prices that are below the Company’s net asset value per share. This may cause a proportionately smaller increase in our shareholders' interest in our earnings and assets and their voting interest in us than the decrease in our assets resulting from such repurchase. As a result of any such dilution, our market price per share may decline. The actual dilutive effect will depend on the number of shares of common stock that could be so repurchased, the price and the timing of any repurchases under any such program.
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

All of the common stock held by our executive officers and directors, represents approximately 1,283,000 shares, or approximately 6% of our total outstanding shares as of December 31, 2019. Such shares are generally freely tradable in the public market. Sales of substantial amounts of our common stock, or the availability of such common stock for sale, could adversely affect the prevailing market prices for our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of securities should we desire to do so.

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

The 1940 Act prohibits us from selling shares of our common stock at a price below the current net asset value per share of such stock, with certain exceptions. One such exception is prior shareholder approval of issuances below net asset value provided that our Board makes certain determinations. On August 2, 2019, at our Special Meeting of Shareholders, our shareholders approved a proposal that authorizes us to sell up to 20% of our common stock at a price below the Company’s then-current net asset value per share, subject to certain conditions. Any decision to sell shares of our common stock below the then current net asset value per share of our common stock or securities to subscribe to, convert to, or purchase shares of our common stock would be subject to the determination by our Board that such issuance is in our and our shareholders’ best interests.

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

RISKS RELATED TO OUR PUBLICLY-TRADED DEBT

The 2023 Notes and the 2024 Notes, together, the “Notes” are unsecured and therefore are effectively subordinated to any secured indebtedness we have outstanding or may incur in the future.

In February 2018 and July 2019, we issued $57,500,000 and $63,250,000 in aggregate principal amount of the 2023 Notes and 2024 Notes, respectively. The Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have outstanding or may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security). In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the existing or future secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes.

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

In addition, the indentures do not require us to offer to purchase the Notes in connection with a change of control, asset sale or any other event. Furthermore, the terms of the indentures and the Notes do not protect holders of the Notes in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow or liquidity. Our ability to recapitalize, incur additional debt and take a number of other actions that are not limited by the terms of the Notes may have important consequences for holders of the Notes, including making it more difficult for us to satisfy our obligations with respect to the Notes or negatively affecting the trading value of the Notes.

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

On or after March 1, 2020 and August 1, 2021, we may choose to redeem the 2023 Notes and the 2024 Notes, respectively, especially if prevailing interest rates are lower than the interest rates on the 2023 Notes or 2024 Notes. If prevailing rates are lower at the time of redemption, holders of the Notes may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the interest rate on the Notes being redeemed. Our redemption right also may adversely impact your ability to sell the Notes as the optional redemption date or period approaches.

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

On August 29, 2019, the Company redeemed all $8,324,000 in aggregate principal amount of the 2022 Notes on the redemption date at 100% of their principal amount ($25 per Note), plus the accrued and unpaid interest thereon from July 1, 2019, through, but excluding, the redemption date.

The trading market or market value of our publicly traded debt securities may fluctuate.

The 2023 Notes and the 2024 Notes are new issues of debt securities listed on the Nasdaq Global Market under the symbols “NEWTZ” and “NEWTI,” respectively. Although the Notes are listed on Nasdaq, we cannot assure you that a trading market for our publicly issued debt securities will be maintained. In addition to our creditworthiness, many factors may materially adversely affect the trading market for, and market value of, our publicly issued debt securities. These factors include, but are not limited to, the following:

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

You should be aware that there may be a limited number of buyers should holders of the Notes decide to sell the securities. This too may materially adversely affect the market value of the debt securities of the trading market for the debt securities.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
We conduct our principal business activities in facilities leased from unrelated parties at market rates. Our headquarters are located in Boca Raton, Florida. Our operating subsidiaries have properties which are material to the conduct of their business as noted below. In addition, our Capcos maintain offices in each of the states in which they operate.
Below is a list of our leased offices and space as of December 31, 2019 which are material to the conduct of our business:

Location	Lease expiration	Purpose	Approximate square feet

4800 T Rex Avenue Boca Raton, FL 33431	April 2026	Corporate headquarters and NSBF lending operations	7,800
1981 Marcus Avenue Lake Success, NY 11042	April 2027	Lending operations, corporate operations, NY Capco offices and certain controlled portfolio companies’ offices	36,000
1985 Marcus Avenue Lake Success, NY 11042	April 2027	Lending operations and certain controlled portfolio companies’ offices	7,300
4 Park Plaza Irvine, CA 92614	February 2021	NSBF lending operations	3,300
14 East Washington Street Orlando, FL 32801	August 2022	NSBF lending operations and certain controlled portfolio companies’ offices	1,700
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

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Price Range of Common Stock
Our common stock is traded on the Nasdaq Global Market under the symbol “NEWT.” High and low prices for the common stock over the previous two years are set forth below, based on the highest and lowest intraday sales price per share during that period.

	Price Range		NAV (1)	Premium of High Sales Price to NAV (2)	Premium of Low Sales Price to NAV (2)
	High	Low
2018
First Quarter	$18.95	$16.07	$15.05	26%	7%
Second Quarter	$20.76	$17.53	$15.06	38%	16%
Third Quarter	$24.24	$19.93	$15.28	59%	30%
Fourth Quarter	$21.85	$15.59	$15.19	44%	3%

2019
First Quarter	$20.74	$17.23	$15.31	35%	13%
Second Quarter	$23.83	$19.70	$15.33	55%	29%
Third Quarter	$23.99	$20.21	$15.41	56%	31%
Fourth Quarter	$23.73	$20.75	$15.70	51%	32%
(1) Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low sales prices. The values reflect net asset value per share and are based on outstanding shares at the end of each period.
(2)Calculated as the respective high or low sales price divided by net asset value and subtracting 1.
The last reported price for our common stock on March 13, 2020 was $13.77 per share.
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
Holders
As of March 13, 2020, there were approximately 91 holders of record of our common stock.
Fees and Expenses

The following table is intended to assist stockholders in understanding the costs and expenses that stockholders will bear directly or indirectly. We caution you that many of the percentages indicated in the table below are estimates and may vary. Except where the context suggests otherwise, whenever this Annual Report contains a reference to fees or expenses paid by “you,” “us” or “Newtek,” or that “we” will pay fees or expenses, the Company will pay such fees and expenses out of its net assets and, consequently, stockholders will indirectly bear such fees or expenses as an investor in Newtek Business Services

Corp. However stockholders will not be required to deliver any money or otherwise bear personal liability or responsibility for such fees or expenses.

Stockholder transaction expenses:
Sales load (as a percentage of offering price) (1)	—%
Offering expenses borne by the Company (as a percentage of offering price) (2)	—%
Dividend reinvestment plan fees (3)	$15.00

Total stockholder transaction expenses (as a percentage of offering price) (4)	—%

Annual expenses (as a percentage of net assets attributable to common stock) (5):
Operating expenses (6)	13.78%
Interest payments on borrowed funds (7)	6.34%
Other expenses (8)	0.02%
Acquired funds fees and expenses (9)	—%
Total annual expenses (10)	20.14%
(1) In the event that the securities applicable to a prospectus relates to shares that are sold to or through underwriters, a corresponding prospectus supplement will disclose the applicable sales load and the example will be updated accordingly.
(2) A prospectus supplement corresponding to each offering will disclose the applicable estimated amounts of offering expenses of the offering and offering expenses borne by the Company as a percentage of the offering price.
(3) The expenses of the dividend reinvestment plan are included in “other expenses.” The plan administrator’s fees will be paid by the Company. There will be no brokerage charges or other charges to stockholders who participate in the plan except that, if a participant elects by written notice to the plan administrator to have the plan administrator sell part or all of the shares held by the plan administrator in the participant’s account and remit the proceeds to the participant, the plan administrator is authorized to deduct a $15.00 transaction fee plus a $0.10 per share brokerage commission from the proceeds.
(4) Total stockholder transaction expenses may include sales load and will be disclosed in a future prospectus supplement, if any.
(5) The annualized expenses are based on the Company’s expenses and net asset value for the year ended December 31, 2019 and as of December 31, 2019.
(6)  “Operating expenses” represents an estimate of the Company’s annual operating expense. The Company does not have an investment advisor. We are internally managed by our executive officers under the supervision of our Board. As a result, we do not pay investment advisory fees. Instead we pay the operating costs associated with employing investment management professionals.
(7) The Company may borrow funds from time to time to make investments to the extent that the economic situation is conducive to doing so. “Interest Payments on Borrowed Funds” represents estimated interest and fee payments on borrowed funds by estimating our annualized interest, fees and other debt-related expenses incurred for the year ended December 31, 2019, including our bank notes payable, 2024 Notes, 2023 Notes, Notes payable - related party and securitization notes payable.
(8)  “Other expenses” consist of estimated transfer agent expenses related to our dividend reinvestment plan.
(9)  We have no current intention to invest in the securities of other investment companies. However, we are permitted to make such investments in limited circumstances under the 1940 Act. If we were to make such investments, we would incur fees and our stockholders would pay two levels of fees. As we have no current expectation of making any such investments, any estimate of the amount of such fees would be highly speculative.
(10) The holders of shares of our common stock indirectly bear the cost associated with our annual expenses.
Example

The following example demonstrates the projected dollar amount of total cumulative expenses that would be incurred over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed that our annual operating expenses would remain at the levels set forth in the table above.

	1 Year	3 Years	5 Years	10 Years
A stockholder would pay the following expenses on a $1,000 investment, assuming a 5% annual return	$212	$667	$1,169	$2,661

The example and the expenses in the tables above should not be considered a representation of our future expenses, and actual expenses may be greater or less than those shown. While the example assumes, as required by the SEC, a 5% annual return, our performance will vary and may result in a return greater or less than 5%. Further, while the example assumes reinvestment of all dividends and distributions at net asset value, participants in our dividend reinvestment plan will receive a number of shares of our common stock, generally determined by dividing the total dollar amount of the dividend payable to a participant by the market price per share of our common stock at the close of trading on the dividend payment date, which may be at, above or below net asset value.

Sales of Unregistered Securities

We did not engage in any sales of unregistered securities during the year ended December 31, 2019.

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

The following table summarizes our dividend declarations and distributions through December 31, 2019:

Record Date	Payment Date	Distribution Declared
March 30, 2015	April 13, 2015	$0.39
June 29, 2015	July 15, 2015	$0.47
October 22, 2015	November 3, 2015	$0.50
November 18, 2015(1)	December 31, 2015	$2.69
January 7, 2016	January 19, 2016	$0.40
March 22, 2016	March 31, 2016	$0.35
June 20, 2016	June 30, 2016	$0.35
September 20, 2016	September 30, 2016	$0.43
December 15, 2016	December 30, 2016	$0.40
March 20, 2017	March 31, 2017	$0.36
May 31, 2017	June 30, 2017	$0.40
September 22, 2017	September 29, 2017	$0.44
December 18, 2017	December 28, 2017	$0.44
March 20, 2018	March 30, 2018	$0.40
June 15, 2018	June 29, 2018	$0.42
September 17, 2018	September 28, 2018	$0.48
December 18, 2018	December 28, 2018	$0.50
March 15, 2019	March 29, 2019	$0.40
June 14, 2019	June 28, 2019	$0.46
September 20, 2019	September 30, 2019	$0.58
December 16, 2019	December 30, 2019	$0.71
		$11.57
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

Distributions in excess of our current and accumulated earnings and profits would generally be treated first as a return of capital to the extent of a shareholder’s tax basis in our shares, and any distributions paid in excess of a shareholder’s tax basis in our shares would generally be treated as a capital gain. The determination of the tax attributes of our distributions is made annually as of the end of our taxable year and is generally based upon our taxable income for the full taxable year and distributions paid for the full taxable year. Of the distributions declared during the years ended December 31, 2019 and 2018, 100% were distributions derived from our current and accumulated earnings and profits and capital gains, see NOTE 17—INCOME TAXES. There can be no certainty to shareholders that this determination is representative of the tax attributes of the 2020 distributions that we anticipate would be made to shareholders.

We maintain an “opt-out” dividend reinvestment plan for our common shareholders. As a result, if we declare a distribution, cash distributions will be automatically reinvested in additional shares of our common stock unless the shareholder specifically “opts out” of the dividend reinvestment plan and chooses to receive cash distributions. During the years ended December 31, 2019 and 2018, we issued 54,000 and 61,000 shares, respectively, of common stock to shareholders in connection with the dividend reinvestment plan.

Securities authorized for issuance under equity compensation plans as of December 31, 2019:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	None	None	2,774,207 shares

Equity compensation plans not approved by security holders	None	None	None

Stock Performance Graph

The following graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index, the NASDAQ Composite Index, the Russell 2000, and S&P Small Cap 600 for the period from December 31, 2014 through December 31, 2019. The graph assumes that, on January 1, 2015, a person invested $100 in each of our common stock, the Nasdaq Composite, S&P 500 Index, Russell 2000 and S&P Small Cap 600. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

Senior Securities

Information about our senior securities is shown in the following table as of the end of each fiscal year for the past ten years. The information as of December 31, 2019, 2018, 2017, 2016, 2015, 2014, 2013, 2012, 2011, and 2010 has been derived from Newtek Business Services Corp. and Subsidiaries’, and Newtek Business Services, Inc. and Subsidiaries’, consolidated financial statements, which have been audited by independent registered public accounting firms. Information as of December 31, 2019, 2018, 2017, 2016, 2015, 2014, and 2013 was audited by RSM US LLP and information as of December 31, 2012, 2011, and 2010 was audited by our previous independent registered public accounting firm. RSM US LLP’s report on the senior securities table as of December 31, 2019 is attached as an exhibit to this Annual Report.

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities (1) (in thousands)	Asset Coverage Ratio Per Unit (2)	Involuntary Liquidation Preference Per Unit (3)	Average Market Value Per Unit (4)
Securitization Trust
December 31, 2019	$276,637	$2,754	$—	$ N/A
2018	220,137	2,839	—	N/A
2017	165,432	3,018	—	N/A
2016	120,945	3,184	—	N/A
2015	91,745	3,692	—	N/A
2014	79,520	3,634	—	N/A
2013	60,140	2,966	—	N/A
2012	22,039	5,933	—	N/A
2011	26,368	3,758	—	N/A
2010	15,104	5,538	—	N/A

Bank Notes Payable
December 31, 2019	30,000	25,392	—	N/A
2018	34,700	18,010	—	N/A
2017	—	—	—	N/A
2016	5,100	75,512	—	N/A
2015	29,100	11,641	—	N/A
2014	43,023	6,716	—	N/A
2013	41,218	4,327	—	N/A
2012	39,823	3,284	—	N/A
2011	13,565	7,305	—	N/A
2010	12,949	6,460	—	N/A

Notes Payable Related Parties
December 31, 2019	12,163	62,633	—	N/A
2018	16,840	37,111	—	N/A
2017	7,001	71,324	—	N/A
2016	1,400	275,081	—	N/A
2015	5,647	59,990	—	N/A
2014	—	—	—	N/A
2013	—	—	—	N/A
2012	—	—	—	N/A
2011	—	—	—	N/A

2010	—	—	—	N/A

Notes due 2024
December 31, 2019	63,250	7,670	—	1,009

Notes due 2023
December 31, 2019	57,500	13,248	—	1,027
2018	57,500	10,869	—	1,023

Notes due 2022 (5)
December 31, 2019	—	—	—	N/A
2018	8,324	75,078	—	968
2017	8,324	59,988	—	1,018
2016	8,324	46,265	—	969
2015	8,324	40,697	—	1,025
2014	—	—	—	N/A
2013	—	—	—	N/A
2012	—	—	—	N/A
2011	—	—	—	N/A
2010	—	—	—	N/A

Notes due 2021 (6)
December 31, 2019	—	—	—	N/A
2018	—	—	—	N/A
2017	40,250	12,406	—	1,019
2016	40,250	9,568	—	972
2015	—	—	—	N/A
2014	—	—	—	N/A
2013	—	—	—	N/A
2012	—	—	—	N/A
2011	—	—	—	N/A
2010	—	—	—	N/A
(1) Total amount of each class of senior securities outstanding at the end of the period presented.
(2) Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.
(3) The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it. The “—” indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.
(4) Not applicable for senior securities that are not registered for public trading. The average market values per unit for our 2024 Notes, 2023 Notes, 2022 Notes, and for our 2021 Notes are based on the average daily prices of such notes and are expressed per $1,000 of indebtedness.
(5) The Company redeemed all $8,324,000 in aggregate principal amount of the 2022 Notes on August 29, 2019.
(6) The Company redeemed all $40,250,000 in aggregate principal amount of the 2021 Notes on March 23, 2018.
(7) The Company had $7,653,000 of unfunded commitments as of December 31, 2019, and our asset coverage ratio was 173%.

ITEM 6. SELECTED FINANCIAL DATA.
The following selected statements of operations and balance sheet data have been derived from the audited financial statements for each of the five years ended December 31, 2019. The Consolidated Financial Statements for each of the five years ended December 31, 2019 have been audited by RSM US LLP. The selected financial data set forth below should be read in conjunction with, and is qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements, including the Notes thereto, available at www.sec.gov.

	2019	2018	2017	2016	2015
Statement of Operations Data:
Investment income	$59,295	$49,515	$38,914	$30,965	$26,070
Expenses	$64,914	$57,003	$46,795	$40,225	$32,255
Net investment loss	$(5,619)	$(7,488)	$(7,881)	$(9,260)	$(6,185)
Net increase in net assets resulting from operations	$41,135	$35,678	$38,976	$27,305	$35,736
Net realized and unrealized gains (losses)	$46,754	$43,166	$46,857	$36,565	$41,921
Per Share Data:
Net investment loss	$(0.29)	$(0.40)	$(0.45)	$(0.64)	$(0.57)
Net increase in net assets resulting from operations	$2.13	$1.91	$2.25	$1.88	$3.32
Dividends declared	$2.15	$1.80	$1.64	$1.53	$4.45
Balance Sheet Data (at end of period):
Investments, at fair value	$659,043	$541,096	$456,689	$345,224	$266,874
Total assets	$797,410	$653,341	$519,611	$401,450	$352,430
Total debt	$370,574	$331,630	$216,252	$171,242	$131,761
Total liabilities	$475,185	$365,896	$241,282	$192,356	$148,481
Total net assets	$322,225	$287,445	$278,329	$209,094	$203,949
Common shares outstanding at end of period	20,530	18,919	18,457	14,624	14,509

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
The statements in this Annual Report may contain forward-looking statements relating to such matters as anticipated future financial performance, business prospects, legislative developments and similar matters. We note that a variety of factors could cause our actual results to differ materially from the anticipated results expressed in the forward-looking statements such as intensified competition and/or operating problems in our operating business projects and their impact on revenues and profit margins or additional factors as described under “Risk Factors” above.
Executive Overview

We are a leading national non-bank lender and own and control certain portfolio companies under the Newtek® brand (our “controlled portfolio companies,” as defined below) that provide a wide range of business and financial solutions to SMBs. Newtek's and its portfolio companies’ business and financial solutions include: Business Lending, including origination of SBA 7(a), SBA 504 loans and nonconforming (non SBA) conventional loans, Electronic Payment Processing, Managed Technology Solutions (Cloud Computing), Technology Consulting, eCommerce, Accounts Receivable and Inventory Financing, personal and commercial Insurance Services, Web Services, Data Backup, Storage and Retrieval, and Payroll and Benefits Solutions to SMB accounts nationwide across all industries. We have an established and reliable platform that is not limited by client size, industry type, or location. As a result, we believe we have a strong and diversified client base across every state in the U.S. and across a variety of different industries. In addition, we have developed a financial and technology based business model that enables us and our controlled portfolio companies to acquire and process our SMB clients in a very cost effective manner. This capability is supported in large part by NewTracker®, our patented prospect management technology software, which is similar to, but we believe better suited for our needs than, the system popularized by Salesforce.com. We believe that this technology and business model distinguishes us from our competitors.
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
(2) Entity was merged into The Whitestone Group, LLC on December 31, 2017.

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

NSBF has been granted PLP status and originates, sells and services SBA 7(a) loans and is authorized to place SBA guarantees on loans without seeking prior SBA review and approval. Being a national lender with PLP status allows NSBF to expedite the origination of loans since NSBF is not required to present applications to the SBA for concurrent review and approval. The loss of PLP status would adversely impact our marketing efforts and ultimately our loan origination volume which would negatively impact our results of operations.

As a BDC, our investment objective is to generate both current income and capital appreciation primarily through loans originated by our business finance ecosystem and our equity investments in certain portfolio companies that we control.

We target our debt investments, which are principally made through our business finance ecosystem under the SBA 7(a) program, to produce a coupon rate of prime plus 2.75% which enables us to generate rapid sales of guaranteed portions of SBA 7(a) loans in the secondary market. We typically structure our debt investments with the maximum seniority and collateral along with personal guarantees from portfolio company owners, in many cases collateralized by other assets including real estate. In most cases, our debt investment will be collateralized by a first lien on the assets of the portfolio company and a first or second lien on assets of guarantors, in both cases primarily real estate. All SBA loans are made with personal guarantees from any owner(s) of 20% or more of the portfolio company’s equity. The amount of new debt investments, particularly SBA 7(a) loans that we originate, will directly impact future investment income. In addition, future amounts of unrealized appreciation or depreciation on our investments, as well as the amount of realized gains or losses, will also fluctuate depending upon economic conditions and the performance of our investment portfolio. The changes in realized gains and losses and unrealized appreciation or depreciation could have a material impact on our operating results.

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
Guarantees
The Company is a guarantor on the Sterling Receivable and Inventory Facility at NBC. Maximum borrowings under the Sterling Receivable and Inventory Facility are $35,000,000. The Sterling Receivable and Inventory Facility matures in August 2022 and automatically renews annually. At December 31, 2019, total principal owed by NBC was $25,802,000. In addition, the Company deposited $750,000 to collateralize the guarantee. At December 31, 2019, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is a guarantor on the NBL Facility. Maximum borrowings under the NBL Facility are $75,000,000 with an accordion feature to increase maximum borrowings to $150,000,000. The NBL Facility matures in July 2021. At December 31, 2019, total principal owed by NBL was $12,165,000. At December 31, 2019, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is a guarantor on the Webster Facility, a term loan facility between NMS with Webster Bank with an aggregate principal amount up to $50,000,000. The Webster Facility matures in November 2023. At December 31, 2019, total principal outstanding was $32,375,000. At December 31, 2019, the Company determined that it is not probable that payments would be required to be made under the guarantee.

Unfunded Commitments

At December 31, 2019, the Company had $7,653,000 of unfunded commitments in connection with its SBA 7(a) non-affiliate investments related to portions of loans originated which are partially funded. The Company will fund these commitments from the same sources it uses to fund its other investment commitments.

Loan Portfolio Asset Quality and Composition
The following tables set forth distributions of the cost basis of the Company’s SBA 7(a) loan portfolio at December 31, 2019 and December 31, 2018, respectively, in thousands. The tables include loans in which NSBF owns 100% as a result of NSBF originating the loan and subsequently repurchasing the guaranteed portion from the SBA. The total of 100% NSBF-owned loans at December 31, 2019 and December 31, 2018 is $11,307,000 and $11,605,000, respectively.
Distribution by Business Type

As of December 31, 2019
Business Type	# of Loans	Balance	Average Balance	% of Balance
Existing Business	1,892	$349,320	$185	81.3%
Business Acquisition	273	58,155	207	13.5%
Start-Up Business	230	22,221	96	5.2%
Total	2,395	$429,696	$179	100.0%

As of December 31, 2018
Business Type	# of Loans	Balance	Average Balance	% of Balance
Existing Business	1,556	$292,200	$188	82.2%
Business Acquisition	233	47,333	203	13.3%
Start-Up Business	171	16,056	94	4.5%
Total	1,960	$355,589	$181	100.0%

Distribution by Borrower Credit Score

December 31, 2019
Credit Score	# of Loans	Balance	Average Balance	% of Balance
500 to 550	20	$4,315	$216	1.0%
551 to 600	66	18,296	277	4.3%
601 to 650	344	69,265	201	16.1%
651 to 700	749	126,797	169	29.5%
701 to 750	709	124,725	176	29.0%
751 to 800	439	77,646	177	18.1%
801 to 850	65	8,528	131	2.0%
Not available	3	124	41	—%
Total	2,395	$429,696	$179	100.0%

December 31, 2018
Credit Score	# of Loans	Balance	Average Balance	% of Balance
500 to 550	22	$4,332	$197	1.2%
551 to 600	65	16,739	258	4.7%
601 to 650	285	58,269	204	16.4%
651 to 700	592	107,359	181	30.2%
701 to 750	569	97,117	171	27.3%
751 to 800	367	65,324	178	18.4%
801 to 850	53	5,634	106	1.6%
Not available	7	815	116	0.2%
Total	1,960	$355,589	$181	100.0%
Distribution by Primary Collateral Type

December 31, 2019
Collateral Type	# of Loans	Balance	Average Balance	% of Balance
Commercial Real Estate	962	$225,434	$234	52.5%
Machinery and Equipment	420	82,725	197	19.3%
Residential Real Estate	507	41,713	82	9.7%
Accounts Receivable and Inventory	255	39,380	154	9.2%
Other	105	32,380	308	7.5%
Unsecured	104	4,362	42	1.0%
Furniture and Fixtures	28	2,674	96	0.6%
Liquid Assets	14	1,026	73	0.2%
Total	2,395	$429,696	$179	100.0%

December 31, 2018
Collateral Type	# of Loans	Balance	Average Balance	% of Balance
Commercial Real Estate	867	$195,908	$226	55.1%
Machinery and Equipment	343	66,099	193	18.6%
Residential Real Estate	401	32,285	81	9.1%
Other	93	30,703	330	8.6%
Accounts Receivable and Inventory	182	26,456	145	7.4%
Liquid Assets	11	511	46	0.1%
Unsecured	40	1,070	27	0.3%
Furniture and Fixtures	23	2,557	111	0.8%
Total	1,960	$355,589	$181	100.0%
Distribution by Days Delinquent

December 31, 2019
Delinquency Status	# of Loans	Balance	Average Balance	% of Balance
Accrual
Current	2,086	$338,919	$162	78.8%
31 to 60 days	48	14,459	301	3.4%
61 to 90 days	—	—	—	—%
91 days or greater	48	17,233	359	4.0%
Non-accrual	213	59,085	277	13.8%
Total	2,395	$429,696	$179	100.0%

December 31, 2018
Delinquency Status	# of Loans	Balance	Average Balance	% of Balance
Accrual
Current	1,765	$303,320	$172	85.3%
31 to 60 days	34	7,562	222	2.1%
61 to 90 days	—	—	—	—%
91 days or greater	13	7,980	614	2.2%
Non-accrual	148	36,727	248	10.4%
Total	1,960	$355,589	$181	100.0%

Set forth below is a comparison of the results of operations for the years ended December 31, 2019 and 2018. For a comparison of the results of operations for the years ended December 31, 2018 and 2017, see the Company's Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 18, 2019.

Comparison of the year ended December 31, 2019 and 2018
Investment Income

(in thousands)	Year Ended December 31, 2019	Year Ended December 31, 2018	Change
Investment income:
Interest income	$29,491	$23,807	$5,684
Dividend income	14,398	12,630	1,768
Servicing income	10,078	8,552	1,526
Other income	5,328	4,526	802
Total investment income	$59,295	$49,515	$9,780
Interest Income
The increase in interest income was attributable to the average outstanding accrual portfolio of SBA non-affiliate investments increasing to $339,128,000 from $282,378,000 for the year ended December 31, 2019 and 2018, respectively. The increase in the average outstanding accrual portfolio resulted from the origination of new SBA non-affiliate investments period over period. We also recognized an additional $897,000 of interest income period over period from holding SBA guaranteed loans.
Dividend Income

Dividend income is dependent on portfolio company earnings. Current year dividend income may not be indicative of future period dividend income. Dividend income was earned from the following portfolio companies for the year ended December 31, 2019 and 2018:

(in thousands)	Year Ended December 31, 2019	Year Ended December 31, 2018	Change
Newtek Merchant Solutions, LLC (NMS)	$11,490	$7,800	$3,690
Premier Payments LLC (1)	—	2,950	(2,950)
International Professional Marketing, Inc.	900	125	775
SIDCO, LLC	700	1,250	(550)
United Capital Source LLC (UCS)	—	275	(275)
Mobil Money, LLC	375	165	210
Newtek Conventional Lending, LLC	822	—	822
EMCAP Loan Holdings, LLC	111	65	46
Total dividend income	$14,398	$12,630	$1,768
(1)On December 31, 2018, Premier was merged into NMS.
NSBF Servicing Portfolio and Related Servicing Income
The following table represents the NSBF originated servicing portfolio and servicing income earned for the year ended December 31, 2019 and 2018:

(in thousands):	Year Ended December 31, 2019	Year Ended December 31, 2018	Change
Total NSBF originated servicing portfolio (1)	$1,770,864	$1,498,907	$271,957
Total servicing income earned	$10,078	$8,552	$1,526
(1) Of this amount, the total average NSBF originated portfolio earning servicing income was $1,180,558,000 and $975,852,000 for the year ended December 31, 2019 and 2018, respectively.
The increase in servicing income was attributable to the increase in total portfolio investments for which we earn servicing income. The portfolio earning servicing income increased $204,706,000 period over period. The increase was attributable to an increase in SBA 7(a) non-affiliate investments period over period.

Other Income

Other income relates primarily to legal, packaging, prepayment, and late fees earned from SBA 7(a) loans. The increase was related to an increase in legal, prepayment and packaging fees earned as a result of the larger dollar volume of loans originated.
Expenses:

(in thousands)	Year Ended December 31, 2019	Year Ended December 31, 2018	Change
Salaries and benefits	$14,305	$21,082	$(6,777)
Interest	20,422	16,066	4,356
Depreciation and amortization	501	484	17
Professional fees	3,807	3,094	713
Origination and loan processing	9,215	8,362	853
Origination and loan processing - related party	9,944	—	9,944
Change in fair value of contingent consideration liabilities	42	(51)	93
Loss on extinguishment of debt	251	1,059	(808)
Other general and administrative costs	6,427	6,907	(480)
Total expenses	$64,914	$57,003	$7,911
Salaries and Benefits

As discussed below, the decrease in salaries and benefits was the result of certain NSBF employees being hired by SBL. SBL is a lender service provider that, effective January 1, 2019, provides NSBF with loan origination and loan processing functions performed by its employees. As a result, costs related to these employees previously included in salaries and benefits, are included in origination and loan processing - related party. The decrease was partially offset due to an increase in headcount, primarily related to employees performing loan processing, loan closing or loan servicing functions as a result of the increase in loan originations.
Interest Expense
The following is a summary of interest expense by facility for the year ended December 31, 2019 and 2018:

(in thousands)	Year Ended December 31, 2019	Year Ended December 31, 2018	Change
Notes payable - Securitization Trusts	$11,148	$8,748	$2,400
Bank notes payable	2,122	1,473	649
Notes due 2022	469	707	(238)
Notes due 2021	—	718	(718)
Notes due 2023	4,065	3,483	582
Notes due 2024	1,701	—	1,701
Notes payable - related parties	911	916	(5)
Other	6	21	(15)
Total interest expense	$20,422	$16,066	$4,356

The increase in interest expense period over period is primarily related to interest from the Notes payable - Securitization Trusts, Bank notes payable, 2023 Notes and 2024 Notes. The increase from Notes payable - Securitization Trusts was the result of an additional securitization transaction completed in October 2019. We recognized $4,065,000 of interest expense attributable to the 2023 Notes which represented a full period of interest as compared to partial period of interest during the year ended December 31, 2018. We recognized $1,701,000 interest expense related to the 2024 Notes offset by a reduction of interest expense related to our redemption of the 2022 Notes. These increases were offset by the decrease in interest expense related the 2021 Notes of $718,000 as a result of our redemption of the 2021 Notes in March 2018 and issuance of $57,500,000 of 2023 Notes. The increase in interest expense from Bank Notes payable was related to an increase in the average outstanding balance period over period.

During the year ended December 31, 2018, we redeemed all $40,250,000 in aggregate principal amount of the 2021 Notes at 100% of their principal amount ($25 per Note), plus the accrued and unpaid interest thereon. As a result, we recorded loss on extinguishment of debt of $1,059,000.

During the year ended December 31, 2019, we redeemed all $8,324,000 in aggregate principal amount of the 2022 Notes at 100% of their principal amount ($25 per Note), plus the accrued and unpaid interest thereon. As a result, we recorded loss on extinguishment of debt of $251,000.

Origination and Loan Processing - Related Party

The increase in origination and servicing expenses was attributed to $9,944,000 of origination and servicing costs incurred from SBL. Effective January 1, 2019, certain employees performing origination and loan processing functions were hired by SBL. As a result, costs related to these employees previously included in salaries and benefits, are included in origination and loan processing - related party.
Net Realized Gains and Net Unrealized Appreciation and Depreciation

Net realized gains from SBA non-affiliate investments for the year ended December 31, 2019 and 2018 were $47,816,000 and $42,845,000, respectively, which included realized losses of $3,924,000 and $1,751,000, respectively.

Net Realized Gains on SBA Non-Affiliate Investments

	Year Ended
	December 31, 2019		December 31, 2018
	# of Debt Investments	$ Amount (in thousands)	# of Debt Investments	$ Amount (in thousands)
SBA non-affiliate investments originated	659	$517,692	569	$469,176
SBA guaranteed non-affiliate investments sold	633	$394,248	563	$360,483
Realized gains recognized on sale of SBA guaranteed non-affiliate investments	—	$51,740	—	$45,583
Average sale price as a percent of principal balance (1)	—	111.16%	—	110.52%
(1) Realized gains greater than 110.00% must be split 50/50 with the SBA in accordance with SBA regulations. The realized gains recognized above reflects amounts net of split with the SBA.

Net Realized Gains on Controlled Investments

During the year ended December 31, 2019, realized gains on controlled investments were $2,585,000 and represent distributions in excess of our cost basis from NMS.

Net Unrealized Appreciation (Depreciation) on Investments

(in thousands)	Year Ended December 31, 2019	Year Ended December 31, 2018	Change
Net unrealized depreciation on SBA guaranteed non-affiliate investments	$(225)	$(766)	$541
Net unrealized (depreciation) appreciation on SBA unguaranteed non-affiliate investments	(6,291)	3,471	(9,762)
Net unrealized appreciation on controlled investments	11,211	4,048	7,163
Change in deferred taxes	(3,164)	(1,077)	(2,087)
Total net unrealized appreciation on investments	$1,531	$5,676	$(4,145)

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

Net Unrealized Appreciation (Depreciation) on Controlled Investments

Unrealized appreciation (depreciation) was derived from the following portfolio companies for the year ended December 31, 2019 and 2018:

(in thousands)	Year Ended December 31, 2019	Year Ended December 31, 2018	Change
Newtek Merchant Solutions, LLC (NMS)	$5,000	$13,250	$(8,250)
Newtek Technology Solutions, Inc. (NTS)	500	(3,900)	4,400
CDS Business Services, Inc.	(2,000)	(3,000)	1,000
International Professional Marketing, Inc.	850	(700)	1,550
SIDCO, LLC	(1,170)	700	(1,870)
PMTWorks Payroll, LLC	(622)	(381)	(241)
banc-serv Partners, LLC (BSP)	(286)	(4,939)	4,653
Small Business Lending, LLC	6,002	550	5,452
Newtek Insurance Agency, LLC	—	(420)	420
Newtek Business Lending, LLC	630	3,000	(2,370)
Newtek Conventional Lending, LLC	1,853	—	1,853
Titanium Asset Management LLC	(316)	—	(316)
Mobil Money, LLC	770	—	770
Excel WebSolutions, LLC	—	(112)	112
Total net unrealized appreciation on controlled investments	$11,211	$4,048	$7,163

Provision for Deferred Taxes on Unrealized Appreciation of Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable subsidiaries are not consolidated with the Company for income tax purposes, but are consolidated for GAAP purposes, and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. During the year ended December 31, 2019 and 2018, we recognized a provision for deferred taxes of $3,164,000 and $1,077,000 related to the net unrealized appreciation of controlled portfolio company investments, respectively.

Liquidity and Capital Resources
Overview

Our liquidity and capital resources are derived from our Capital One Facility, Notes payable - related parties, 2023 Notes, 2024 Notes, securitization transactions and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our borrowings and the proceeds from the turnover of our portfolio and from public and private offerings of securities to finance our investment objectives. We may raise additional equity or debt capital through both registered offerings off a shelf registration, including “at-the-market”, or ATM, and private offerings of securities. As of December 31, 2019, our asset coverage was 173% based on $439,550,000 of aggregate principal amount of senior securities outstanding. On April 27, 2018, we announced that our Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved a proposal to reduce our asset coverage requirement as set forth in Section 61(a)(2) of the 1940 Act, from 200% to 150%, pursuant to recent modifications included in the Small Business Credit Availability Act. Such change would have been effective April 27, 2019. However, on July 26, 2018, our stockholders approved a proposal to reduce our asset coverage requirement to 150%, effective July 27, 2018.

Public Offerings

ATM Program

The 2017 ATM Equity Distribution Agreement provided that we may offer and sell up to 4,400,000 shares of common stock from time to time through the placement agents. From inception through December 31, 2019, we sold 1,618,375 shares of our common stock at a weighted average price of $18.07 per share. Proceeds, net of offering costs and expenses were $28,466,000 . On July 8, 2019, the Company gave notice to terminate the 2017 ATM Equity Distribution Agreement, with such termination effective as of July 9, 2019.

On July 10, 2019, the Company entered into the 2019 ATM Equity Distribution Agreement. The 2019 ATM Equity Distribution Agreement provides that the Company may offer and sell up to 3,000,000 shares of common stock from time to time through the placement agents. From inception through December 31, 2019, we sold 1,356,698 shares of our common stock at a weighted average price of $22.27 per share. Proceeds, net of offering costs and expenses were $30,212,000.

We used the net proceeds for funding investments in debt and equity securities in accordance with our investment objective and strategies and for general corporate purposes including funding investments, repaying outstanding indebtedness and other general corporate purposes.

As of December 31, 2019, there were 1,643,302 shares of common stock available for sale under the 2019 ATM Equity Distribution Agreement.

On February 28, 2020, we entered into the Amended 2019 ATM Equity Distribution Agreement with the placement agents. The purpose of the amendment is to add UBS Securities LLC as a placement agent. See “Recent Developments.”

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

The 2024 Notes will mature on August 1, 2024 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after August 1, 2021, at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to but not including the date fixed for redemption. The 2024 Notes bear interest at a rate of 5.75% per year payable quarterly on February 1, May 1, August 1, and November 1 of each year, commencing on November 1, 2019, and trade on the Nasdaq Global Market under the trading symbol “NEWTL.” At December 31, 2019, the Company was in compliance with all covenants related to the 2024 Notes.

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

The Base Indenture, as supplemented by the Third Supplemental Indenture, contains certain covenants including covenants requiring the Company to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a) of the 1940 Act (or any successor provisions), to comply with (regardless of whether it is subject to) the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) of the 1940 Act as modified by Section 61(a) of the 1940 Act and to provide financial information to the holders of the 2023 Notes and the Trustee if the Company should no longer be subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by the First Supplemental Indenture. The Base Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding 2023 Notes may declare such 2023 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. At December 31, 2019, the Company was in compliance with all covenants related to the 2023 Notes.

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

On August 29, 2019, the Company redeemed all $8,324,000 in aggregate principal amount of the 2022 Notes on the redemption date of August 29, 2019 at 100% of their principal amount ($25 per Note), plus the accrued and unpaid interest thereon from July 1, 2019, through, but excluding, the redemption date.

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

At December 31, 2019, there was $0 and $30,000,000 outstanding under the unguaranteed and guaranteed lines of credit, respectively. At December 31, 2019, we were in full compliance with all applicable loan covenants.

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

At December 31, 2019, the Related Party RLOC interest rate was 4.71%. The Related Party RLOC has a maturity date of November 8, 2023. Outstanding borrowings due to NMS at December 31, 2019 were $12,163,000.

Securitization Transactions

Since 2010, NSBF has engaged in securitizations of the unguaranteed portions of its SBA 7(a) loans. In the securitization, it uses a special purpose entity (the “Trust”) which is considered a variable interest entity. Applying the consolidation requirements for VIEs under the accounting rules in ASC Topic 860, Transfers and Servicing, and ASC Topic 810, Consolidation, which became effective January 1, 2010, the Company determined that as the primary beneficiary of the securitization vehicle, based on its power to direct activities through its role as servicer for the Trust and its obligation to absorb losses and right to receive benefits, it needed to consolidate the Trusts. NSBF therefore consolidated the entity using the carrying amounts of the Trust’s assets and liabilities. NSBF reflects the assets in SBA Unguaranteed Non-Affiliate Investments and reflects the associated financing in Notes Payable - Securitization trusts on the Consolidated Statements of Assets and Liabilities.

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
Cash Flows and Liquidity
As of December 31, 2019, the Company’s unused sources of liquidity consisted of $40,639,000 available through the Capital One facility; $21,206,000 available through notes payable with related parties; and $1,762,000 in unrestricted cash.

Restricted cash of $31,445,000 as of December 31, 2019 is primarily held by NSBF. The majority, or $30,692,000 of restricted cash includes reserves in the event payments are insufficient to cover interest and/or principal with respect to securitizations and loan principal and interest collected which are due to loan participants.

The Company generated and used cash as follows:

(in thousands)	Year Ended December 31, 2019	Year Ended December 31, 2018
Net cash used in operating activities	$(88,957)	$(73,666)
Net cash used in investing activities	(126)	(627)
Net cash provided by financing activities	90,940	85,105
Net increase in cash and restricted cash	1,857	10,812
Cash and restricted cash, beginning of period	31,350	20,538
Cash and restricted cash, end of period	$33,207	$31,350
During the year ended December 31, 2019, operating activities used cash of $88,957,000, consisting primarily of (i)  $517,692,000 of SBA 7(a) loan investments funded and (ii) $39,650,000 of investments in controlled portfolio companies including $14,270,000 investments in NCL and $17,378,000 of investments in NBL.
These decreases were offset by (i) $445,988,000 of proceeds from the sale of SBA 7(a) guaranteed loan investments, (ii)$47,171,000 of principal payments received from SBA non-affiliate investments, and (iii) a $8,557,000 decrease in broker receivables which arise from the guaranteed portions of SBA 7(a) loans that were traded in the period but settled during the current period end and the cash was received from the purchasing broker during the current period; the amount varies depending on loan origination volume and timing of sales at quarter end,.
Net cash provided by financing activities was $90,940,000 consisting primarily of (i) $63,250,000 of proceeds from the issuance of the 2024 Notes, (ii) $33,740,000 of net proceeds from the sale of common shares under the ATM Equity Distribution Agreement and (iii) the issuance of additional securitization notes payable of $118,920,000.
These increases were offset by (i) $40,769,000 of dividend payments, (ii) $62,507,000 of principal payments related to securitization notes payable and (iii) a redemption of $8,324,000 related to the 2022 Notes, (iv) net repayments of $4,678,000 under the Related Party RLOC (v) net repayments of $4,700,000 under our bank notes payable.

Contractual Obligations
The following table represents the Company’s obligations and commitments as of December 31, 2019:

(in thousands)	Payments due by period
Contractual Obligations	Total	2020	2021	2022	2023	2024	Thereafter
Bank notes payable	$30,000	$30,000	$—	$—	$—	$—	$—
Securitization notes payable (1)	276,637	—	—	—	—	—	276,637
Notes due 2023 (1)	57,500	—	—	—	57,500	—	—
Notes due 2024 (1)	63,250	—	—	—	—	63,250	—
Notes payable - related parties	12,163	—	—	—	12,163	—	—
Employment agreements	384	384	—	—	—	—	—
Operating leases	13,371	1,662	1,563	1,576	1,619	3,281	3,670
Totals	$453,305	$32,046	$1,563	$1,576	$71,282	$66,531	$280,307
(1) Amounts represent principal only and are not shown net of unamortized debt issuance costs. See NOTE 8—BORROWINGS.
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

Our Board has the final responsibility for overseeing, reviewing and approving, in good faith, our determination of the fair value for our investment portfolio and our valuation procedures, consistent with 1940 Act requirements. We believe our investment portfolio as of December 31, 2019 and December 31, 2018 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

Income Recognition

Management reviews all loans that become 90 days or more past due on principal or interest or when there is reasonable doubt that principal or interest will be collected for possible placement on management’s designation of non-accrual status. Interest receivable is analyzed regularly and may be reserved against when deemed uncollectible. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. The Company would then pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the

Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the years ended December 31, 2019 and 2018, no U.S. federal excise taxes were due.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the net unrealized appreciation generated by the controlled investments held by the Taxable Subsidiaries. Such deferred tax liabilities amounted to $12,405,000 and $9,241,000 at December 31, 2019 and December 31, 2018, respectively, and are recorded as deferred tax liabilities on the consolidated statements of assets and liabilities. The change in deferred tax liabilities is included as a component of net unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

Recently Adopted Accounting Standards

In February 2016, the FASB issued ASU 2016-02, “Leases,” which amends various aspects of existing accounting guidance for leases, including the recognition of a right of use asset and a lease liability for leases with a duration of greater than one year.
The Company adopted ASC 842 on January 1, 2019 using the modified transition method. As part of the transition to ASC 842, the Company elected the package of practical expedients that allowed it to not reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. The Company recognized the cumulative effect of applying ASC 842 as an opening balance sheet adjustment at January 1, 2019. The comparative information has not been retrospectively adjusted and continues to be reported under the accounting standards in effect for those periods.The adoption of ASC 842 did not have a material impact on the Company’s accompanying consolidated statements of assets and liabilities, statements of operations or statements of cash flows. Due to the adoption of ASC 842, the Company recognized operating lease right-of-use assets and lease liabilities for its operating leases with lease terms greater than one year. The Company expects the adoption of ASC 842 will not materially impact its results of operations, financial condition, or cash flows on an ongoing basis.

New Accounting Standards

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820)”, which is intended to improve fair value and defined benefit disclosure requirements by removing disclosures that are not cost-beneficial, clarifying disclosures' specific requirements, and adding relevant disclosure requirements. The ASU is effective for annual reporting periods beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The Company elected to early adopt ASU 2018-13 on December 31, 2019. No significant changes to our fair value disclosures were necessary in the notes to the consolidated financial statements in order to comply with ASU 2018-13.
Off Balance Sheet Arrangements
There were no off balance sheet arrangements as of December 31, 2019.
Recent Developments

Common Stock

On February 28, 2020, we entered into the Amended 2019 ATM Equity Distribution Agreement with the placement agents. The purpose of the amendment was to add UBS Securities LLC as a placement agent.

From January 1, 2020 through March 13, 2020 the Company sold 290,046 shares of its common stock at a weighted average price of $21.47 per share under the 2019 ATM Equity Distribution Agreement. Proceeds, net of offering costs and expenses were $6,228,000. As of March 13, 2020, there were 1,353,256 shares of common stock available for sale under the 2019 ATM Equity Distribution Agreement.

Dividend Declaration

On February 5, 2020, the Company declared a quarterly cash dividend of $0.44 per share payable on March 31, 2020 to shareholders of record as of March 18, 2020. The dividend will be paid in cash or shares of the Company's common stock through participation in the Company's DRIP, at the election of shareholders.

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
We do not have significant exposure to changing interest rates on invested cash (includes cash and cash equivalents and restricted cash) which was approximately $33,207,000 at December 31, 2019. We do not purchase or hold derivative financial instruments for trading purposes. All of our transactions are conducted in U.S. dollars and we do not have any foreign currency or foreign exchange risk. We do not trade commodities or have any commodity price risk.

We believe that we have placed our demand deposits, cash investments and their equivalents with high credit-quality financial institutions. As of December 31, 2019, cash deposits in excess of insured amounts totaled approximately $15,490,000.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Our consolidated financial statements and related notes begin on Page F-1, which are included in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

As of December 31, 2019 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Accounting Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

(b)  Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2019. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 based upon criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2019 based on the criteria in Internal Control — Integrated Framework (2013) issued by COSO.

(c)  Attestation Report of the Registered Public Accounting Firm.

RSM US LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, as stated in its report, which is included under “ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this annual report on Form 10-K.

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

ITEM 9B. OTHER INFORMATION.

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)(1)    Financial Statements.
(a)(2)    The following financial statement schedule is filed herewith:

Schedule of Investments In and Advances to Affiliates as of December 31, 2019	F-243
No other financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.
(a)(3)    Exhibits.
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

3.2	Bylaws of Newtek Business Services Corp. (Incorporated by reference to Exhibit 99.2 to Registrant’s Registration Statement on Form N-14 (File No. 333-195998), filed September 24, 2014).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 99.5 to Registrant’s Registration Statement on Form N-14 (File No. 333-195998), filed September 24, 2014).

4.2	Description of Securities filed herewith.

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

10.3
Guaranty, dated as of February 28, 2011, by and between Newtek Business Services, Inc. and Sterling National Bank (Incorporated herein by reference to Exhibit 10.10.2 to Newtek Business Services, Inc.’s Current Report on Form 8-K (File No. 001-16123), filed March 3, 2011).

10.4
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

10.5
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

10.6
Revolving Credit and Security Agreement, dated as of July 31, 2018, by and among Newtek Business Lending, LLC and Capital One, National Association (Incorporated by reference to Exhibit k.4 to Post-Effective Amendment No. 2 to Newtek’s Registration Statement on Form N-2, No. 333-224976, filed August 31, 2018).

10.7
Guaranty of Payment and Performance, dated as of July 31, 2018, by and among Newtek and Capital One, National Association (Incorporated by reference to Exhibit k.5 to Post-Effective Amendment No. 2 to Newtek’s Registration Statement on Form N-2, No. 333-224976, filed August 31, 2018).

10.8
Omnibus Amendment No. 3 to Loan Documents, dated as of September 13, 2019, by and among Newtek Small Business Finance, LLC, Capital One, National Association and UBS Bank USA as Lenders, and Capital One, National Association as Administrative Agent filed herewith.

10.9
Amended and Restated Form of Custody Agreement dated as of October 30, 2015 by and between Newtek Business Services Corp. and U.S. Bank National Association (Incorporated herein by reference to Exhibit 99.1 to Newtek Business Services Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (File No. 814-01035) filed on November 5, 2015.

10.10
Membership Purchase Agreement, dated July 23, 2015, by and among Newtek Business Services Corp., Newtek Business Services Holdco1, Inc., Premier Payments LLC and Jeffrey Rubin (Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 814-01035), filed on July 29, 2015).

10.11
Omnibus Amendment No. 2 to Loan Documents, dated as of June 24, 2019, by and among Newtek Small Business Finance, LLC, and UBS Bank USA, as lender, and Capital One, National Association as Administrative Agent (Incorporated by reference to Exhibit 10.1 to Newtek’s Current Report on Form 8-K, filed June 24, 2019).

10.12
Base Indenture, dated as of September 23, 2015, between Newtek, as issuer, and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit D.2 to Newtek’s Post-Effective Amendment No. 1 to its Registration Statement on Form N-2, No. 333-204915, filed September 23, 2015).

10.13
Third Supplemental Indenture, dated as of February 21, 2018, between Newtek, as issuer, and U.S. Bank National Association, as trustee (Previously filed in connection with Post-Effective Amendment No. 7 to the Registrant’s Registration Statement on Form N-2 (File No. 333-212436), filed February 21, 2018).

10.14
Form of Global Note with respect to the 6.25% Notes due 2023 (Incorporated by reference to Exhibit d.8 to Newtek’s Post-Effective Amendment No. 7 to its Registration Statement on Form N-2, No 333-212436, filed February 21, 2018).

10.15
Fourth Supplemental Indenture, dated as of July 29, 2019, between Newtek, as issuer, and U.S. Bank, National Association, as trustee (Incorporated by reference to Exhibit d.8 to Newtek’s Post-Effective Amendment No. 7 to its Registration Statement on Form N-2, No. 333-224976, filed July 29, 2019).

10.16
Form of Global Note with respect to the 5.75% Notes due 2024 (Incorporated by reference to Exhibit d.8 to Newtek’s Post-Effective Amendment No. 7 to its Registration Statement on Form N-2, No. 333-224976, filed July 29, 2019).

10.17
Credit Agreement dated November 8, 2018, by and among Universal Processing Services of Wisconsin LLC and Premier Payments LLC, and the several banks and other parties from time to time parties thereto as lenders and Webster Bank, National Association. (Incorporated by reference herein to Exhibit k.6 to Newtek’s Post-Effective Amendment No. 3 to its Registration Statement on Form N-2, No. 333-224976, filed December 14, 2018).

10.18
Parent Guaranty Agreement, dated November 8, 2018, by and among the Company and Webster Bank, National Association. (Incorporated by reference herein to Exhibit k.7 to Newtek’s Post-Effective Amendment No. 3 to its Registration Statement on Form N-2, No. 333-224976, filed December 14, 2018).

10.19
Limited Liability Agreement, dated as of November 27, 2018, by and between Newtek Commercial Lending, Inc. and Conventional Lending TCP Holdings LLC (Incorporated by reference to Exhibit 10.1 to Newtek’s Current Report on Form 8-K filed November 29, 2018).

10.20	Employment Agreement with Barry Sloane, dated March 15, 2020 filed herewith.

10.21	Employment Agreement with Michael A. Schwartz, dated March 15, 2020 filed herewith.

10.22	Employment Agreement with Peter Downs, dated March 15, 2020 filed herewith.

14.1
Code of Ethics (Previously filed in connection with Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-191499) filed on November 3, 2014, and incorporated by reference herein).

21.1	Subsidiaries of the Registrant filed herewith.

23.1	Report of Independent Registered Public Accounting Firm on Supplemental Information filed herewith.

31.1	Certification by Principal Executive Officer required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended, furnished herewith.

31.2	Certification by Principal Financial Officer required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended, furnished herewith.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

99.1	Financial Statements of Newtek Merchant Solutions, LLC and Subsidiaries as of and for the year ended December 31, 2019 (audited) filed herewith.

99.2	Financial Statements of Newtek Merchant Solutions, LLC and Subsidiaries as of and for the year ended December 31, 2018 (audited) filed herewith.

99.3	Financial Statements of Universal Processing Services of Wisconsin, LLC and Subsidiary as of and for the year ended December 31, 2017 (unaudited) filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWTEK BUSINESS SERVICES CORP.

Date: March 16, 2020	By:	/S/ BARRY SLOANE
Barry Sloane
Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

Date: March 16, 2020	By:	/S/ CHRISTOPHER TOWERS
Christopher Towers
Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ BARRY SLOANE	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 16, 2020
Barry Sloane

/S/ CHRISTOPHER TOWERS	Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2020
Christopher Towers

/S/ RICHARD SALUTE	Director	March 16, 2020
Richard Salute

/S/ SALVATORE MULIA	Director	March 16, 2020
Salvatore Mulia

/S/ GREGORY ZINK	Director	March 16, 2020
Gregory Zink

/S/ PETER DOWNS	Director	March 16, 2020
Peter Downs

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Newtek Business Services Corp. and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Newtek Business Services Corp. and Subsidiaries (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2019, and the related notes to the consolidated financial statements and the financial statement schedule of the Company listed in the accompanying index appearing under Item 15(a)(2) (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America, and in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 16, 2020, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of December 31, 2019 and 2018, by correspondence with the borrowers or by other appropriate auditing procedures where replies from the borrowers were not received and with respect to controlled investments. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2013.

New York, New York
March 16, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Newtek Business Services Corp. and Subsidiaries

Opinion on the Internal Control Over Financial Reporting
We have audited Newtek Business Services Corp. and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of assets and liabilities of the Company, including the consolidated schedules of investments, as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2019, and our report dated March 16, 2020 expressed an unqualified opinion.

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

/s/ RSM US LLP

New York, New York
March 16, 2020

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (In Thousands, except for Per Share Data)
	December 31, 2019	December 31, 2018
ASSETS
Investments, at fair value
SBA unguaranteed non-affiliate investments (cost of $429,697 and $355,589, respectively; includes $364,063 and $323,388, respectively, related to securitization trusts)	$417,223	$349,402
SBA guaranteed non-affiliate investments (cost of $23,345 and $17,217, respectively)	25,004	19,100
Controlled investments (cost of $107,300 and $74,279, respectively)	215,817	171,585
Non-control/affiliate investments (cost of $1,000 and $1,000, respectively)	1,000	1,000
Investments in money market funds (cost of $0 and $9, respectively)	—	9
Total investments at fair value	659,044	541,096
Cash	1,762	2,316
Restricted cash	31,445	29,034
Broker receivable	51,173	42,617
Due from related parties	2,972	3,232
Servicing assets, at fair value	24,411	21,360
Right of use assets	7,990	—
Other assets	18,614	13,686
Total assets	$797,411	$653,341

LIABILITIES AND NET ASSETS
Liabilities:
Bank notes payable	$30,000	$34,700
Notes due 2022 (par: $0 as of December 31, 2019 and $8,324 as of December 31, 2018, Note 8)	—	8,019
Notes due 2023 (par: $57,500 as of December 31, 2019 and December 31, 2018, Note 8)	56,035	55,564
Notes due 2024 (par: $63,250 as of December 31, 2019 and $0 as of December 31, 2018, Note 8)	61,354	—
Notes payable - Securitization trusts (par: $276,637 and $220,137 as of December 31, 2019 and December 31, 2018, Note 8)	272,376	216,507
Notes payable - related parties	12,163	16,840
Due to related parties	131	4
Lease liabilities	9,897	—
Deferred tax liabilities	12,405	9,241
Accounts payable, accrued expenses and other liabilities	20,824	25,021
Total liabilities	475,185	365,896

Commitment and contingencies (Note 9)
Net assets:
Preferred stock (par value $0.02 per share; authorized 1,000 shares, no shares issued and outstanding)	—	—
Common stock (par value $0.02 per share; authorized 200,000 shares, 20,530 and 18,919 issued and outstanding, respectively)	411	379
Additional paid-in capital	289,963	254,498
Accumulated undistributed earnings	31,852	32,568
Total net assets	322,226	287,445
Total liabilities and net assets	$797,411	$653,341
Net asset value per common share	$15.70	$15.19

See accompanying notes to consolidated financial statements.

sn

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except for Per Share Data)

	Year ended December 31,
	2019	2018	2017
Investment income
From non-affiliate investments:
Interest income	$28,467	$23,067	$18,018
Servicing income	10,078	8,552	7,206
Other income	5,328	4,526	3,236
Total investment income from non-affiliate investments	43,873	36,145	28,460
From non-control/affiliate investments:
Dividend income	111	65	—
From controlled investments:
Interest income	1,024	740	653
Dividend income	14,287	12,565	9,747
Other income	—	—	54
Total investment income from controlled investments	15,311	13,305	10,454
Total investment income	59,295	49,515	38,914
Expenses:
Salaries and benefits	14,305	21,082	19,292
Interest	20,422	16,066	11,397
Depreciation and amortization	501	484	402
Professional fees	3,807	3,094	3,009
Origination and loan processing	9,215	8,362	5,871
Origination and loan processing - related party	9,944	—	—
Change in fair value of contingent consideration liabilities	42	(51)	(455)
Loss on extinguishment of debt	251	1,059	—
Other general and administrative costs	6,427	6,907	7,279
Total expenses	64,914	57,003	46,795
Net investment loss	(5,619)	(7,488)	(7,881)
Net realized and unrealized gains (losses):
Net realized gain on non-affiliate investments - SBA 7(a) loans	47,816	42,845	39,617
Net realized gain on non-affiliate investments - conventional loan	—	278	—
Net realized gain (loss) on controlled investments	2,585	52	(200)
Net unrealized (depreciation) appreciation on SBA guaranteed non-affiliate investments	(225)	(766)	1,398
Net unrealized (depreciation) appreciation on SBA unguaranteed non-affiliate investments	(6,291)	3,471	(1,342)
Net unrealized appreciation on controlled investments	11,211	4,048	12,957
Change in deferred taxes	(3,164)	(1,077)	(2,179)
Net unrealized depreciation on servicing assets	(5,178)	(5,685)	(3,394)
Net realized and unrealized gains	$46,754	$43,166	$46,857
Net increase in net assets resulting from operations	$41,135	$35,678	$38,976
Net increase in net assets resulting from operations per share	$2.13	$1.91	$2.25
Net investment loss per share	$(0.29)	$(0.40)	$(0.45)

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Weighted average number of shares outstanding	19,326	18,714	17,327

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(In Thousands)

	Year Ended December 31,
	2019	2018	2017
Increase in net assets:
Net investment loss	$(5,619)	$(7,488)	$(7,881)
Net realized gains on investments	50,401	43,175	39,417
Net unrealized (depreciation) appreciation on investments	(3,646)	(9)	7,440
Net increase in net assets resulting from operations	41,136	35,678	38,976
Distributions to common stockholders	(41,895)	(33,533)	(28,934)
Capital share transactions:
Issuance of common stock under dividend reinvestment plan	1,126	1,099	735
Stock-based compensation expense	636	585	963
Issuance of common stock in connection with investment in Mobil Money, LLC	—	200	—
Issuance of common stock in connection with investment in International Professional Marketing, Inc.	—	—	1,000
Issuance of common stock in connection with investment in United Capital Source, LLC	—	—	500
Purchase of vested stock for employee payroll tax withholding	(92)	(109)	(667)
Issuance of common stock, net of offering costs	33,740	5,196	56,662
Net increase in net assets from capital share transactions	35,410	6,971	59,193
Impact of ASC 842 adoption	130	—	—
Total increase in net assets	34,781	9,116	69,235
Net assets at beginning of period	287,445	278,329	209,094
Net assets at end of period	$322,226	$287,445	$278,329
Common shares outstanding at end of period	20,530	18,919	18,457
Capital share activity:
Shares issued under dividend reinvestment plan	54	61	44
Shares issued in connection with sales of common stock	1,545	291	3,727
Shares issued in connection with investment in Mobil Money, LLC	—	11	—
Shares issued in connection with International Professional Marketing, Inc.	—	—	60
Shares issued in connection with investment in United Capital Source, LLC	—	—	29
Purchase of vested stock for employee payroll tax withholding	(4)	(6)	(39)
Restricted shares issued under Equity Incentive Plan, net of forfeitures	17	105	12
Net increase in capital activity	1,612	462	3,833

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net increase in net assets resulting from operations	$41,135	$35,678	$38,976
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net unrealized depreciation (appreciation) on controlled investments	(11,211)	(4,048)	(12,957)
Net unrealized depreciation (appreciation) on non-affiliate investments	6,515	(2,706)	(56)
Net unrealized depreciation on servicing assets	5,178	5,685	3,394
Net realized (gains) losses on controlled investments	(2,585)	(52)	200
Net realized gains on non-affiliate investments	(47,816)	(43,122)	(39,617)
Allowance for doubtful accounts	33	537	1,397
Change in fair value of contingent consideration liabilities	42	(51)	(455)
Loss on extinguishment of debt	251	1,059	—
Amortization of deferred financing costs	1,961	1,871	1,392
Deferred income taxes	3,164	1,077	2,179
Depreciation and amortization	501	484	402
Purchase of loans	(10,438)	(1,206)	(6,469)
Purchase of SBA 7(a) loan portfolio	—	—	(175)
Funding of guaranteed non-affiliate SBA loans	(387,479)	(356,075)	(296,120)
Funding of unguaranteed non-affiliate SBA loans	(130,214)	(113,101)	(89,762)
Funding of controlled investments	(39,650)	(38,077)	(32,320)
Funding of non-control/affiliate investment	—	(1,000)	—
Funding of non-control/non-affiliate investment	—	(5,700)	(3,255)
Proceeds from sale of non-affiliate SBA loans	445,988	406,066	324,141
Proceeds from sale of controlled investment	—	2,502	—
Proceeds from sale of non-control/non-affiliate investment	—	5,978	—
Principal received on SBA non-affiliate investments	47,171	42,505	27,035
Principal received from controlled investments	2,429	14,011	16,846
Distributions received from investments in excess of basis	2,585	—	100
Return of investment from controlled investments	4,200	8,785	50
Other, net	(282)	995	908
Changes in operating assets and liabilities:
Investment in money market funds	9	—	26
Broker receivable	(8,557)	(34,078)	(6,137)
Due to/from related parties	351	(1,511)	(1,131)
Other assets	(2,013)	410	(632)
Accounts payable, accrued expenses and other liabilities	(2,093)	7,162	2,374
Capitalized servicing asset	(8,229)	(7,686)	(6,506)
Other, net	97	(58)	(19)
Net cash used in operating activities	(88,957)	(73,666)	(72,936)
Cash flows from investing activities:

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
	Year Ended December 31,
	2019	2018	2017
Purchase of fixed assets	(126)	(627)	(446)
Cash flows from financing activities:
Net borrowings on bank notes payable	(4,700)	34,700	(5,100)
Proceeds from common shares sold, net of offering costs	33,740	5,196	56,662
Net (repayments) proceeds under related party line of credit	(4,678)	9,839	5,601
Proceeds from Notes due 2023	—	57,500	—
Proceeds from Notes due 2024	63,250	—	—
Redemption of Notes due 2021	—	(40,250)	—
Redemption of Notes due 2022	(8,324)	—	—
Payments on Notes Payable - Securitization Trusts	(62,507)	(53,938)	(31,036)
Issuance of Notes Payable - Securitization Trusts	118,920	108,551	75,426
Dividends paid	(40,769)	(32,433)	(28,198)
Additions to deferred financing costs	(3,899)	(3,951)	(1,664)
Purchase of vested stock for employee payroll tax withholding	(93)	(109)	(667)
Net cash provided by financing activities	90,940	85,105	71,024
Net increase (decrease) in cash and restricted cash	1,857	10,812	(2,358)
Cash and restricted cash—beginning of period (Note 2)	31,350	20,538	22,896
Cash and restricted cash—end of period (Note 2)	$33,207	$31,350	$20,538

Non-cash operating, investing and financing activities:
Foreclosed real estate acquired	$2,540	$2,367	$503
Issuance of common shares in connection with investment in Mobil Money, LLC	$—	$200	$—
Issuance of common shares in connection with investment in International Professional Marketing, Inc.	$—	$—	$1,000
Issuance of common shares in connection with investment in United Capital Source, LLC		$—	$500
Issuance of common shares under dividend reinvestment plan	$1,126	$1,099	$735

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Global Information Technology, Inc	(#)	1 Cragwood Rd, South Plainfield, NJ 07080	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/31/2029	$567.5	$567.5	$501.2	0.16%
Nick's Country Kitchen, LLC	(#)	3 Flanders Rd, Bethlehem, CT 06751	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/31/2044	287.5	287.5	308.3	0.10%
Bearwaters Brewing Company	(#)	101 Park St, Canton, NC 28716	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/31/2044	257.5	257.5	281.1	0.09%
Pecos Entertainment LLC dba State Theater	(#)	421 South Oak St, Pecos, TX 79772	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	12/31/2029	130.0	130.0	136.8	0.04%
Spinnaker Vero Inc.	(#)	983 12th St., Vero Beach, FL 32960	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	12/30/2044	787.5	787.5	814.1	0.25%
Kiddie Garden Child Development Center, LLC	(#)	2809 W. Atkinson Ave, Milwaukee, WI 53209	Social Assistance	Term Loan	Prime plus 2.75%	12/30/2044	43.0	43.0	46.9	0.01%
VIP Construction Group Inc.	(#)	3332 W Mulberry Drive, Mequon, WI 53092	Construction of Buildings	Term Loan	Prime plus 2.75%	12/30/2029	62.5	62.5	65.2	0.02%
Kwik Stop dba Dilpreet Hundai	(#)	1001 Sacramento Ave, West Sacramento, CA 95605	Gasoline Stations	Term Loan	Prime plus 2.75%	12/30/2044	242.0	242.0	254.8	0.08%
Jauchem & Meeh Inc.dba Gregory Meeh Design;Jermy Chernick Design;J&M S	(#)	524 Sackett St., Brooklyn, NY 11217	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/30/2029	275.0	275.0	264.9	0.08%
Home Decor Liquidators, LLC dba Home Decor Outlets;Home Decor Mattress	(#)	4187 Pleasant Hill Rd, Duluth, GA 30096	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/30/2029	987.5	987.5	897.7	0.28%
Destination Hope, Inc. and The Academy for Addiction Professionals, In	(#)	6555 NW 9th Ave, Fort Lauderdale, FL 33309	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/30/2044	375.0	375.0	397.1	0.12%
Larry J. Frick dba L & S Trucking	(#)	157571 E Wausau Ave, Wausau, WI 54403	Truck Transportation	Term Loan	Prime plus 2.75%	12/30/2029	49.5	49.5	46.2	0.01%
Vance Ewing LLC	(#)	22940 Harlan Ln, St. Robert, MO 65584	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/30/2029	112.5	112.5	117.3	0.04%
Destination Hope, Inc, TrilogyTreatment & Wellness Center, Inc, The Ac	(#)	6555 NW 9th Ave, Fort Lauderdale, FL 33309	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/30/2029	363.8	363.8	324.5	0.10%
American Landscaping Company and Ground Effects Landscaping, LLC	(#)	6151 A St., Anchorage, AK 99518	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/27/2044	646.7	646.7	713.7	0.22%
Mankamana Holdings, LLc dba Perfect Brow Art, Mankamana Holdings, LLC	(#)	7302 Kirby Ave, Lubbock, TX 79424	Gasoline Stations	Term Loan	Prime plus 2.75%	12/27/2029	137.5	137.5	132.1	0.04%
Irony LLC dba Mulberry’s Garment Care	(#)	2579 Fairview Ave North, Roseville, MN 55113	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/27/2029	1,042.5	1,042.5	925.1	0.29%
American Landscaping Company	(#)	6151 A St., Anchorage, AK 99518	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/27/2029	326.3	326.3	321.3	0.10%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Pro-Tek Pest Control, Inc, Pro-Tek Nurseries, LLC, Pro-Tek Irrigation	(#)	8712 60th Terrace South, Lake Worth, FL 33467	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/27/2029	186.3	186.3	170.7	0.05%
313 Air Duct LLC Dba Jouny Cleaning Services, M & J Restoration Emerge	(#)	25150 W Warren Ave, Dearborn Heights, MI 48127	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/27/2044	250.0	250.0	269.6	0.08%
313 Air Duck LLC dba Jouny Cleaning Services, M & J Restoration Emerge	(#)	25150 W Warren Ave, Dearborn Heights, MI 48127	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/27/2029	162.0	162.0	151.0	0.05%
Tatoo Tony's Under My Skin LLC	(#)	73 Memorial Parkway, Atlantic Highlands, NJ 07716	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/27/2044	100.0	100.0	112.5	0.03%
QXC Communications, Inc	(#)	4541 N Dixie Hwy, Boca Raton, FL 33431	Telecommunications	Term Loan	Prime plus 2.75%	12/27/2029	525.0	525.0	464.5	0.14%
K&S Hardware mLLC dba Gopher Ace	(#)	1865 Wayzata Blvd, Long Lake, MN 55356	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/27/2029	62.5	62.5	61.3	0.02%
Watearth Inc	(#)	3371 Glendale Blvd Ste 208, Los Angeles, CA 90039	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/27/2029	46.8	46.8	41.2	0.01%
A Family Member Homecare Group Inc, A Family Member Homecare Holdings,	(#)	11788 Sample Rd, Coral Springs, FL 33065	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/27/2044	118.8	118.8	125.4	0.04%
Protek Pest Control, Inc. Pro-tek Nurseries LLC, Pro-Tek Irrigation	(#)	8712 60TH TER South, Lake Worth, FL 33467	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/27/2044	142.5	142.5	157.4	0.05%
Icebox Cafe L.C. and Icebox Pantry, LLC	(#)	219 NE 3rd St., Hallendale Beach, FL 33009	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/26/2030	242.9	242.9	229.6	0.07%
Bhatti LLC 2, Bhatti LLC	(#)	1451 Coral Ridge Ave, Coralville, IA 52241	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/26/2029	112.5	112.5	101.3	0.03%
Ink! Coffee Company	(#)	2851 Larimer St., Denver, CO 80205	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/24/2029	515.3	515.3	454.3	0.14%
Richwood Enterprises, LLC, Richwood Transport LLC, Richwood Transport	(#)	2564 Branch St., Middleton, WI 53562	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	12/24/2029	134.2	134.2	137.4	0.04%
Synergistic-Designs, LLC	(#)	493 Wilson Mill Rd, New Wilmington, PA 16142	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/24/2029	7.5	7.5	6.6	—%
Aitheras Aviation Group, LLC and International Aviation Sales, Ltd.	(#)	2301 N Marginal Rd, Cleveland, OH 44114	Air Transportation	Term Loan	Prime plus 2.75%	12/23/2029	527.5	527.5	481.7	0.15%
Food Civilization Services LLC and 1701 W 15th St LLC	(#)	1701 W 15th St, Houston, TX 77008	Real Estate	Term Loan	Prime plus 2.75%	12/23/2044	150.0	150.0	167.3	0.05%
512 E 11th Street LLC and Big Brand Management Ltd. Co.	(#)	512 E 11th St, Houston, TX 77008	Real Estate	Term Loan	Prime plus 2.75%	12/23/2044	333.8	333.8	366.1	0.11%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
The Lamkin Group LLC and National Championship Enterprises LLC	(#)	901 Lily Creek Rd, Ste 102, Louisville, KY 40243	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/23/2029	667.5	667.5	589.2	0.18%
Chris Farley DVM PA. dba Farley Veterinary Clinic	(#)	6487 Taft St., Hollywood, CA 33024	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/20/2029	13.5	13.5	14.2	—%
Freedom Enterprises, Inc	(#)	2431 14th Ave SE, Watertown, SD 57201	Truck Transportation	Term Loan	Prime plus 2.75%	12/20/2029	325.0	325.0	295.5	0.09%
Shaddai Aesthetics Inc	(#)	706 W 34th St., Austin, TX 78705	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/20/2029	18.9	18.9	16.7	0.01%
ACC International LLC	(#)	200 N Furnace St, Birdsboro, PA 19508	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/20/2044	322.5	322.5	335.2	0.10%
Romain Tower Inc.	(#)	215 S Persimmon St, Tomball, TX 77375	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	12/20/2044	897.5	897.5	923.6	0.29%
Macon Arts Center LLC	(#)	4570 Pio Nono Ave, Macon, GA 31206	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/20/2044	625.0	625.0	684.8	0.21%
Freedom Enterprises, Inc - New RE company to be formed	(#)	2431 14th Ave SE, Watertown, SD 57201	Truck Transportation	Term Loan	Prime plus 2.75%	12/20/2044	207.5	207.5	226.1	0.07%
La Tradicion Cubana Inc	(#)	1336 SW 8th St., Miami, FL 33135	Miscellaneous Store Retailers	Term Loan	Prime plus 6.5%	12/20/2029	12.5	12.5	12.8	—%
United Capital Group LLC	(#)	23022 La Cadena Dr, Laguna Hills, CA 92653	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/19/2029	322.0	322.0	295.7	0.09%
RWBB LLC	(#)	4120 7th Ave, Kenosha, WI 53140	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/19/2029	16.7	16.7	15.6	—%
Nebulos, LLC	(#)	5428 Twilight Way, Parker, CO 80134	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/19/2029	62.5	62.5	59.8	0.02%
New Casa Technologies, LLC	(#)	7928 S 70th Lane, Laveen, AZ 85339	Truck Transportation	Term Loan	Prime plus 2.75%	12/19/2029	8.3	8.3	7.4	—%
MBK IT Services Inc.	(#)	626 Trailwood Ct., Garland, TX 75043	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/19/2029	21.6	21.6	22.7	0.01%
Kuros, LLC	(#)	21221 Baron Lake Drive, Cedaredge, CO 81413	Accommodation	Term Loan	Prime plus 2.75%	12/19/2044	397.5	397.5	446.2	0.14%
Kuros, LLC	(#)	21221 Baron Lake Drive, Cedaredge, CO 81413	Accommodation	Term Loan	Prime plus 2.75%	3/19/2045	9.3	9.3	10.5	—%
GDIM Enterprises Inc dba AAMCO	(#)	1657 Whiskey Rd., Aiken, SC 29803	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/19/2029	19.5	19.5	18.4	0.01%
Skyfall LLC dba EZ Self Storage	(#)	2705 US Hwy 45 N, Henderson, TN 38340	Real Estate	Term Loan	Prime plus 2.75%	12/18/2044	146.3	146.3	164.4	0.05%
Premier Gaming Solutions Inc	(#)	17 South Grand Ave, Passedena, CA 91105	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/18/2029	11.3	11.3	11.8	—%
Louisiana Apple, LLC, Mountain Apple, LLC, Kentucky Apple, LLC	(#)	3909 Ambassador Caffrey Pkwy Bldg 1, Lafayette, LA 70503	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/18/2029	900.0	900.0	793.6	0.25%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
The Burlington Academy of Learning LLC	(#)	10 Covey Rd, Burlington, CT 06013	Social Assistance	Term Loan	Prime plus 2.75%	12/18/2029	50.0	50.0	52.5	0.02%
Sago Technologies Inc. dba Jak Ecig	(#)	785 Woodfern Drive, Hampshire, IL 60140	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/17/2029	235.0	235.0	246.9	0.08%
Pamela Bruner Enterprises, LLC	(#)	4370 Old US 25 Hwy, Zinconia, NC 28790	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/17/2029	62.5	62.5	57.6	0.02%
HADD Corp	(#)	364 Rugby Rd, Cedarhurst, NY 11516	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	12/17/2029	12.5	12.5	12.8	—%
J and K Project Management Consultants LLC	(#)	350 Mc Donnell St, Lewisville, TX 75057	Construction of Buildings	Term Loan	Prime plus 2.75%	12/16/2044	313.4	313.4	350.0	0.11%
Signco America LP & Sparkle corporation Inc.	(#)	7938 Wright Rd, Houston, TX 77041	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/16/2044	1,250.0	1,250.0	1,405.2	0.44%
Farain Saremi dba USA Produce	(#)	461 G St., Los Banos, CA 93635	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/16/2044	475.0	475.0	511.5	0.16%
J and K Project Management Consultants dba A. C. T. Construction	(#)	350 Mc Donnell St, Lewisville, TX 75057	Construction of Buildings	Term Loan	Prime plus 2.75%	12/16/2029	207.8	207.8	215.2	0.07%
Nulane Entertainment LLC	(#)	4100 W. Alameda Ave # 300, Burbank, CA 91505	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/13/2029	7.5	7.5	6.6	—%
Dr Steven J Seidel	(#)	42 Campeau Place, Bergenfield, NJ 07621	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/13/2029	81.3	81.3	71.8	0.02%
WURA LLC dba Dickey's Barbecue Pit	(#)	4325 E. University Drive Ste 40, Prosper, TX 75078	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/13/2029	90.8	90.8	82.1	0.03%
Math Enrichment, LLC	(#)	1009 E Capitol Expressway, San Jose, CA 95121	Educational Services	Term Loan	Prime plus 2.75%	12/13/2029	200.0	200.0	176.3	0.05%
Jen Macias LLC dba Duende	(#)	2301 NW Thurman St., Portland, OR 97210	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/13/2029	8.1	8.1	7.1	—%
The Crane Guys, LLC	(#)	14480 Alondra Blvd, La Mirada, CA 90638	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/13/2029	1,250.0	1,250.0	1,172.8	0.36%
The Floor Covering Warehouse, Inc	(#)	112 Orchard St., Stamford, CT 06902	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/13/2044	240.0	240.0	269.8	0.08%
Essex Indoor Golf Center LLC	(#)	23 Saybrook Rd, Essex, CT 06426	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/13/2029	78.8	78.8	73.6	0.02%
Belle Properties Northwest, Inc.	(#)	223 Ave B, Snohomish, WA 98290	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/12/2044	131.3	131.3	142.8	0.04%
Stockton TRI Industries, LLC	(#)	2141 E Anderson St., Stockton, CA 95205	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/12/2044	1,107.5	1,107.5	1,197.0	0.37%
Joyner5, Inc.dba British Swim School	(#)	1000 Settlers Landing Court, Wake Forest, NC 27587	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/12/2029	22.5	22.5	19.8	0.01%
Abylex, Inc and Worpex LLC	(#)	7473 Reese Rd #2, Sacremento, CA 95828	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/12/2044	95.0	95.0	91.3	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Chambers Funeral Home & Crematorium PA & Riverdale Park Crematory, LLC	(#)	5801 Cleveland Ave, Riverdale, MD 20737	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/11/2044	300.0	300.0	337.3	0.10%
Vaughn Chiropractic, PLLC dba Catalyst Chiropractic and Rehab	(#)	10904 Baltimore St NE, Blaine, MN 55449	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/11/2029	41.5	41.5	36.7	0.01%
CCD Construction Services LLC dba Clearwater Outdoor Design, CCD Exca	(#)	175 W Borgfeld Drive, San Antonio, TX 78260	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/11/2044	112.5	112.5	121.0	0.04%
Professional Plumbing Services of Nela, LLC	(#)	99 Plum St., West Monroe, LA 71292	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/11/2029	18.0	18.0	17.8	0.01%
Ciel Du Mel LLC dba Lala's Creamery	(#)	134 Petaluma Blvd North, Petalumaca, CA 94952	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/10/2029	16.5	16.5	15.1	—%
Helping Hands Group Daycare dba Dawn to Dusk Learning and Child Care L	(#)	10 Tremont Rd, Tremont, PA 17981	Social Assistance	Term Loan	Prime plus 2.75%	12/10/2044	39.0	39.0	42.3	0.01%
SLCP Transport, LLC dba Aamco	(#)	1407 Lomaland Drive, El Paso, TX 79935	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/10/2029	62.5	62.5	59.8	0.02%
Elita 7, LLC and Behavioral Nutrition Inc.	(#)	16 Marble St., Worchester, MA 01603	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	12/9/2029	300.0	300.0	291.4	0.09%
Eagle Eye Truck Lines LLC and Eagle Eye Logistics LLC	(#)	560 56th St SW, Grand Rapids, MI 49548	Truck Transportation	Term Loan	Prime plus 2.75%	12/6/2029	1,100.0	1,100.0	983.3	0.31%
Bay Area Metal Fabricarion LLC	(#)	510 -512 Stone Rd, Benicia, CA 94510	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/6/2029	136.8	136.8	127.2	0.04%
The Stout Group LLC	(#)	10850 NW 138th St, Hialeah Gardens, FL 33018	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	12/6/2029	240.0	240.0	222.4	0.07%
DB Talak LLC	(#)	2018 SE 6th Ave, Portland, OR 97214	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/6/2044	153.5	153.5	172.6	0.05%
Scott's Hardware, Inc., dba Medford Inc	(#)	200 Tuckerton Rd, Medford, NJ 08055	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 6.5%	12/6/2029	12.5	12.5	12.8	—%
Mazhar Family, Inc dba Edible Arrangements	(#)	601 Portion Rd, #17, Lake Ronkonkoma, NY 11779	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/6/2029	67.5	67.5	60.0	0.02%
Glen Lamb dba Lambs Tree And Plant Health Care	(#)	413 Pond Meadow Rd, Westbrook, CT 06498	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/6/2029	18.8	18.8	17.5	0.01%
Natalie Enterprise Inc	(#)	2500 Grand Ave, Billings, MT 59102	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/6/2029	20.3	20.3	21.3	0.01%
Wolf Pack, LLC	(#)	939 South 25th East, Ste. 115, Ammon, ID 83406	Management of Companies and Enterprises	Term Loan	Prime plus 2.75%	3/6/2030	224.5	224.5	206.3	0.06%
Ohanyan LLC dba Nestle Toll House Caf'e By Chip	(#)	14006 Riverside Dr. #9270, Sherman Oaks, CA 91423	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/6/2029	33.3	33.3	31.3	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Clearwater Engineering Inc	(#)	301 N River St., Derby, KS 67037	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	12/5/2029	590.0	590.0	548.6	0.17%
Used Tire Express 1, Corp	(#)	437 N. Battlefield, Chesapeake, VA 23320	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/5/2029	86.3	86.3	78.8	0.02%
Standard Capital Corp	(#)	2377 Wessington Drive, Virginia Beach, VA 23456	Insurance Carriers and Related Activities	Term Loan	Prime plus 6.5%	12/5/2029	12.5	12.5	12.8	—%
Hook Line and Schooner Vinings LLC	(#)	400 West Village Way #3009, Smyrna, GA 30008	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/4/2029	22.5	22.5	21.1	0.01%
Soto Injury Law Firm, PA and My Attorney Inc	(#)	2050 Capital Circle NE Ste B, Tallahassee, FL 32308	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/3/2029	62.5	62.5	55.2	0.02%
Mega Sales Detergent Distributor, LLC	(#,^)	1 Ackerman Ave, Clifton, NJ 07011	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	11/29/2029	50.0	50.0	44.1	0.01%
Loading Arms Plus Inc	(#)	5401 Mitchelldale St., Ste B4, Houston, TX 77092	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/27/2029	79.3	79.3	70.9	0.02%
Behind the Scenes Chicago, LLC dba Paramount Events	(#)	1750 W Lake St., Chicago, IL 60612	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/27/2029	464.6	464.6	427.2	0.13%
Keith E Burks dba 3B's Chalk It Up	(#)	22540 Foothill Boulevard, Hayward, CA 94541	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/27/2029	13.5	13.5	13.2	—%
American Bio Source, LLC dba Dieselgreen Fuels	(#)	2522 N Hwy 287, Decatur, TX 76234	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	11/27/2029	57.3	57.3	60.2	0.02%
Codorado, Inc. dba Dentalmart	(#,^)	10 Glorieta Rd, Sante Fe, NM 87508	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/27/2029	10.5	10.5	9.3	—%
Alice's Tea Cup, ATC !! LLC and ATC 111, LLC	(#)	102 W 73rd St., New York, NY 10023	Food Manufacturing	Term Loan	Prime plus 2.75%	11/27/2029	272.5	272.5	243.4	0.08%
Roots'n Shoots, LLC	(#)	86 Boston Rd, Chelmsford, MA 01824	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/27/2029	10.7	10.7	9.4	—%
Haversack Holdings LLC	(#)	101 S Tryon St., Charlotte, NC 28280	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/27/2029	125.0	125.0	110.2	0.03%
Kanti Group Inc, Marina 84 Sport Bar & Grill LLC and Pub 52 Sports	(#)	2440 Wesr State Rd 84, Fort Lauderdale, FL 33312	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/27/2029	150.0	150.0	133.8	0.04%
ADPM Inc.	(#,^)	77 Main St, Amesbury, MA 01913	Real Estate	Term Loan	Prime plus 2.75%	11/26/2029	47.5	47.5	41.9	0.01%
Ultra Flow Dispense, LLC	(#)	820 Prospect Hill Rd, Windsor, CT 06095	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/26/2029	102.5	102.5	91.0	0.03%
Ford Custom Renovation LLC	(#,^)	405 Broadway St., Muncy, PA 17756	Construction of Buildings	Term Loan	Prime plus 2.75%	11/26/2029	8.3	8.3	7.3	—%
Fullmer's Landscaping, Inc.	(#)	9547 W Third St., Dayton, OH 45417	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/26/2029	195.3	195.3	178.2	0.06%
B.S Carrier LLC and United Truck & Trailer Repair LLC	(#)	3716 Garman Rd, Salem, VA 24153	Truck Transportation	Term Loan	Prime plus 2.75%	11/25/2029	236.3	236.3	232.2	0.07%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Hurricane Group, Inc.dba Crate Club Group	(#)	101 San Patricio Ave, Ste 860, Guaynabo, PR 00968	Other Information Services	Term Loan	Prime plus 2.75%	11/25/2029	50.0	50.0	44.1	0.01%
S&C Cookies, Inc	(#,^)	1969 Jericho Turnpike, East Northport, NY 11731	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	11/22/2029	56.3	56.3	49.7	0.02%
Peanut Butter & Co Inc	(#,^)	119 West 57th St., Ste 300, New York, NY 10019	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	11/22/2029	187.5	187.5	165.3	0.05%
Place Vendome Holding Co. Inc.dba R&F Marketing	(#)	308 Glenwood Rd, Swainsboro, GA 30401	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/22/2044	434.7	434.7	433.0	0.13%
Place Vendome Holding Co Inc.dba R&F Marketing	(#)	610 East Main St., Swainsboro, GA 30401	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/22/2029	236.2	236.2	225.5	0.07%
A&N Design Studios Inc dba Door3 Business Application	(#)	22 Cortlandt St., New York, NY 10007	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/22/2029	122.5	122.5	113.1	0.04%
Cum Laude Enterprises, LLC	(#)	15218 Penn Hills Lane, Houston, TX 77062	Nonstore Retailers	Term Loan	Prime plus 2.75%	11/22/2029	19.2	19.2	18.4	0.01%
Best Choice Meats, Inc,	(#,^)	12646 S Springfield Ave, Alsip, IL 60803	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	11/22/2044	1,344.7	1,344.7	1,458.1	0.45%
ZUMI LLC dba Allstate Insurance	(#,^)	1537 W 79th St, Chicago, IL 60620	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	11/22/2029	12.0	12.0	12.3	—%
Weeping Willow Kennel Inc	(#,^)	6041 Hammond School Rd, Salisbury, MD 21804	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/21/2029	4.5	4.5	4.7	—%
Coral Springs Family Wellness LLC	(#)	2902 North University Drive, Coral Springs, FL 33065	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/21/2030	59.1	59.1	52.9	0.02%
Semplice Cafe LLC	(#,^)	209 N Main St., Breckenridge, CO 80424	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/21/2029	18.0	18.0	16.2	0.01%
The Rollin' Trapp LLC	(#,^)	1731 Prevatt Rd, Dothan, AL 36301	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/21/2029	8.0	8.0	7.5	—%
Pen's Electric Company	(#)	504 Fairfax Ave, Nashville, TN 37212	Specialty Trade Contractors	Term Loan	Prime plus 6.5%	11/21/2029	12.5	12.5	12.8	—%
Cobb Roofing LLC	(#,^)	8101 NW 10th St, Oklahoma City, OK 73127	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/21/2029	53.7	53.7	47.3	0.01%
Cable Management LLC	(#,^)	290 Pratt St., Meriden, CT 06450	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/20/2029	137.5	137.5	127.2	0.04%
AMH Construction, Inc.	(#,^)	30 South Ivey Lane, Orlando, FL 32811	Construction of Buildings	Term Loan	Prime plus 2.75%	11/20/2029	75.0	75.0	73.9	0.02%
AMH Construction, Inc.	(#,^)	30 South Ivey Lane, Orlando, FL 32811	Construction of Buildings	Term Loan	Prime plus 2.75%	11/20/2044	275.0	275.0	299.6	0.09%
AD Learning Group, LLC dba The Learning Experience & AD Learning NH LL	(#,^)	181 Shunpike Rd, Cromwell, CT 06416	Social Assistance	Term Loan	Prime plus 2.75%	11/18/2029	137.5	137.5	121.2	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Ryan & Selena LLC dba Head of the Class Learning Center	(#,^)	1836 Kathleen Rd, Lakeland, FL 33805	Social Assistance	Term Loan	Prime plus 2.75%	11/18/2044	445.5	445.5	477.1	0.15%
SSH Princeton LLC dba Stumpy's Hatchet House of Princeton	(#)	745 Alexander Rd, Ste 1-3, Princeton, NJ 08540	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/15/2030	91.0	91.0	80.4	0.02%
MToxins Venom Lab LLC	(#,^)	717 Oregon St., Oshkosh, WI 54902	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/15/2044	101.3	101.3	106.3	0.03%
Champions Of Diversity Media Inc dba Champions of Diversity: Politics	(#,^)	5100 Transamerica Drive, Columbus, OH 43228	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/15/2044	72.5	72.5	79.4	0.02%
Lindsley Excavating LLC	(#,^)	92 Town Line Rd, Fulton, NY 13069	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/15/2029	192.5	192.5	186.3	0.06%
The Pinnacle Development Group Inc dba The Goddard School	(#)	105 Springside Drive, Akron, OH 44333	Social Assistance	Term Loan	Prime plus 6.5%	11/14/2029	12.5	12.5	12.8	—%
Rockin Robin Music Lessons LLC	(#,^)	9029 Hwy 6 Ste 160, Missouri City, TX 77459	Educational Services	Term Loan	Prime plus 2.75%	11/14/2029	9.3	9.3	8.2	—%
Bucklin Sumner & Associates LLC dba Bucklin Sumner & Associates LLC	(#)	650 NE Holladay St. Ste 1600, Portland, OR 97232	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 6.5%	11/14/2029	12.5	12.5	12.8	—%
Winning Sales Plan Inc	(#,^)	17811 Fairhaven Gateway, Cypress, TX 77433	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/14/2029	50.0	50.0	52.5	0.02%
Sean McNamara	(#)	5639 Wood Lane, Allentown, PA 18106	Nonstore Retailers	Term Loan	Prime plus 6.5%	11/14/2029	12.5	12.5	12.8	—%
Ninth Avenue, LLC	(#)	5000 W Empire Place, Rm 916, Sioux Falls, SD 57106	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/14/2030	62.5	62.5	56.6	0.02%
Adrienne's Gourmet Foods, Imagine Baking, Inc	(#,^)	1034 Hancock St., Sandusky, OH 44870	Food Manufacturing	Term Loan	Prime plus 2.75%	11/12/2029	529.4	529.4	523.1	0.16%
Two Roses Salon 1, Inc.dba National Fluid Power Institute and NFPI	(#,^)	908 S Jefferson St., Amarillo, TX 79101	Educational Services	Term Loan	Prime plus 2.75%	11/12/2029	395.0	395.0	371.1	0.12%
Ameen Enterprises, LLC dba Bargain Town	(#,^)	1111 E Washington St., Stephenville, TX 76401	Gasoline Stations	Term Loan	Prime plus 2.75%	11/12/2029	125.0	125.0	127.5	0.04%
Adrienne's Gourmet Foods, Imagine Baking Inc	(#,^)	1034 Hancock St., Sandusky, OH 44870	Food Manufacturing	Term Loan	Prime plus 2.75%	11/12/2044	406.2	406.2	456.7	0.14%
Potomac Nail Spa Corporation	(#,^)	14901 Potomac Town Place, Woodbridge, VA 22191	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/12/2029	52.1	52.1	46.2	0.01%
Steven French dba French Woodworking	(#,^)	1101 Horizon Drive Ste 101, Fairfield, CA 94533	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/12/2044	62.5	62.5	70.3	0.02%
SSD Designs LLC	(#,^)	486 Vance St, Forest City, NC 28043	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	1/12/2030	350.0	350.0	330.8	0.10%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
NJ Floats, Inc	(#)	327 Rte 202/206, Bedminster Township, NJ 07921	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	5/12/2045	26.3	26.3	29.5	0.01%
James Richard Farkas Jr. dba Lil Black Bear Inn	(#,^)	8072 State Rd 46 E, Nashville, TN 47448	Accommodation	Term Loan	Prime plus 2.75%	11/12/2044	109.3	109.3	115.5	0.04%
HH Wireless Connect LLC	(#,^)	48267 Deer Trail Drive, Canton, MI 48187	Electronics and Appliance Stores	Term Loan	Prime plus 2.75%	11/12/2029	8.3	8.3	7.3	—%
Integrated Vascular Services LLC	(#,^)	1452 Franklin Ave, Salem, OR 44460	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/8/2029	80.0	80.0	71.0	0.02%
Airbar Inc	(#,^)	5 N Station Plaza, Great Neck, NY 11021	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/8/2029	21.6	21.6	19.1	0.01%
East River Plumbing, LLC	(#,^)	997 E Loop, Priest River, ID 83856	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/8/2044	50.0	50.0	54.4	0.02%
Link Rec of Minong, Inc	(#,^)	304 Business Hwy 53, Minong, WI 54859	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/7/2044	393.8	393.8	431.5	0.13%
WE MAKE DIFFERENCES, LLC	(#,^)	1380 Main St., Waltham, MA 02451	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/7/2029	6.3	6.3	6.3	—%
Link Rec of Minong, Inc	(#,^)	304 Business Hwy 53, Minong, WI 54859	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/7/2029	856.3	856.3	764.8	0.24%
Dear Valley Sports Shop LLC	(#)	507 Bamboo Rd, Boone, NC 28607	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 6.5%	11/7/2029	12.5	12.5	12.8	—%
Lake Pontchartrain Properties, LLC	(#,^)	6001-6201 France Rd, New Orleans, LA 70126	Accommodation	Term Loan	Prime plus 2.75%	11/7/2044	1,150.0	1,150.0	1,292.8	0.40%
21 Air, LLC, 21 Cargo Inc, JW Aviation LLC, Freighter 27044 LLC	(#,^)	3650 NW 82 Ave, Doral, FL 33166	Air Transportation	Term Loan	Prime plus 2.75%	11/6/2029	1,025.0	1,025.0	903.8	0.28%
C&P Trading and Sales Inc	(#,^)	950 Peninsula Corporate Cir, Boca Raton, FL 33487	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	10/31/2029	249.1	249.1	219.8	0.07%
Sunburst Trout Farm, LLC	(#,^)	314 Industrial Park Drive, Waynesville, NC 28786	Fishing, Hunting and Trapping	Term Loan	Prime plus 2.75%	10/31/2044	232.4	232.4	257.9	0.08%
11900 Marshfield Station Inc	(#,^)	11900 S Marshfield Ave, Calumet Park, IL 60827	Gasoline Stations	Term Loan	Prime plus 2.75%	10/31/2044	1,250.0	1,250.0	1,370.0	0.43%
D & H Construction Services, Inc.	(#,^)	711 Hospital St., Richmond, VA 23219	Construction of Buildings	Term Loan	Prime plus 2.75%	10/31/2029	139.2	139.2	127.5	0.04%
Automotive Solutions, LLC	(#,^)	1910 W. Dupont Rd, Fort Wayne, IN 46818	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/31/2044	297.2	297.2	322.0	0.10%
Sunburst Trout Farm, LLC	(#,^)	314 Industrial Park Dr, Waynesville, NC 28786	Fishing, Hunting and Trapping	Term Loan	Prime plus 2.75%	10/31/2029	67.1	67.1	70.5	0.02%
Automotive Standard, LLC	(#,^)	4028 Coldwater Rd, Fort Wayne, IN 46805	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/31/2044	137.3	137.3	149.9	0.05%
Mariscos El Oceano, Inc.	(#,^)	5960 S Archer Ave, Chicago, IL 60638	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/31/2044	124.9	124.9	137.9	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Maine Service Corp	(#,^)	59-24 22nd St., Maspeth, NY 11378	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	10/31/2029	124.3	124.3	130.6	0.04%
Guru Kirpa, Inc	(#,^)	3006 New Castle Ave, New Castle, DE 19720	Gasoline Stations	Term Loan	Prime plus 2.75%	10/31/2044	195.3	195.3	206.0	0.06%
MJ Group, Inc	(#,^)	26691 Loma Verde, Mission Viejo, CA 92691	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2029	21.2	21.2	18.8	0.01%
Dub Industries LLC	(#,^)	4112 Veiled Falls Drive, Pflugerville, TX 78660	Nonstore Retailers	Term Loan	Prime plus 2.75%	10/31/2029	70.6	70.6	68.0	0.02%
Fave Realty, Inc.	(#,^)	217-84 Hempstead Ave, Jamaica, NY 11429	Real Estate	Term Loan	Prime plus 2.75%	10/31/2044	116.9	116.9	131.4	0.04%
Kerzner Contracting Corp	(#,^)	1620 Ocean Ave, Bohemia, NY 11716	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/31/2029	111.9	111.9	98.7	0.03%
Jessie's Radiator and Automotive	(#,^)	1777 N Ventura Ave, Ventura, CA 93001	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/31/2029	15.7	15.7	15.0	—%
The Committed Pig LLC	(#,^)	28 West Park Place, Morristown, NJ 07090	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/31/2029	277.2	277.2	291.3	0.09%
L& F Gullo Service Corp	(#,^)	520 Main St, Westbury, NY 11590	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	10/31/2029	174.0	174.0	153.4	0.05%
ABC Sandblasting, LLC	(#,^)	14029 56th St. NW, Williston, ND 58801	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/31/2029	243.6	243.6	219.8	0.07%
Paul Wintner dba P & R Props	(#,^)	23901 Calabasas Rd, Calabasas, CA 91302	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	10/30/2029	55.9	55.9	49.3	0.02%
Blue Agave & Brothers, LLC dba Blue Apachie Mexican Restaurant and Blu	(#,^)	905 Savoy Rd, Youngsville, LA 70592	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/30/2029	87.0	87.0	77.8	0.02%
BGB Leasing Inc and BGB Leasing Co.	(#,^)	50 Industrial Park Rd, Princeton, KY 42445	Truck Transportation	Term Loan	Prime plus 2.75%	10/30/2029	1,153.6	1,153.6	1,082.5	0.34%
BGB Leasing Co.	(#,^)	50 Industrial Park Rd, Princeton, KY 42445	Truck Transportation	Term Loan	Prime plus 2.75%	10/30/2044	89.9	89.9	101.1	0.03%
Plastic Depot, Inc	(#,^)	363 East Alondra Blvd, Gardena, CA 90248	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	10/30/2029	157.4	157.4	138.9	0.04%
Lightning Strike Distributing, LLC dba Jedidiah's Jerky & Gournet Snac	(#,^)	9912 Arizona Dr, Mohave Valley, AZ 86440	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	10/30/2029	64.6	64.6	57.9	0.02%
OWL Inc,	(#,^)	5300 S Orange Blossom Trail, Orlando, FL 32839	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	10/28/2029	211.3	211.3	186.3	0.06%
Marnon Vending LLC dba Naturals 2 Go San Antonio	(#,^)	6713 Biscay Hbr, San Antonio, TX 78249	Nonstore Retailers	Term Loan	Prime plus 2.75%	10/28/2029	7.9	7.9	7.5	—%
Corple Enterprises, Inc	(#,^)	17887 US-380, Ponder, TX 76259	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/28/2029	155.9	155.9	156.5	0.05%
Proximo Consulting Services Inc	(#,^)	2500 Plaza 5, Jersey City, NJ 07311	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/28/2029	74.6	74.6	65.8	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Perisseia Physicians LLC	(#,^)	1644 Lebanon Rd, Lawrenceville, GA 30043	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/28/2044	399.4	399.4	419.2	0.13%
Diamond Solutions LLC	(#,^)	8321 E Gelding Drive, Scottsdale, AZ 85260	Machinery Manufacturing	Term Loan	Prime plus 2.75%	10/25/2029	12.7	12.7	11.2	—%
Four Ace Electrical Services Corporation	(#,^)	3723 Far Niente Way, Sacramento, CA 95834	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/25/2029	11.9	11.9	10.7	—%
Landmark Ventures USA, Inc	(#,^)	475 Park Ave S, 25th Fl, New York, NY 10016	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	10/25/2029	104.4	104.4	92.1	0.03%
iLoka Inc. dba NewCloud Networks	(#,^)	160 Inverness Drive W Ste 150, Englewood, CO 80112	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	10/25/2029	99.4	99.4	104.5	0.03%
Exclusive Physicians PLLC dba EPIC Primary Care,PLLC	(#,^)	18463 Livernois Ave, Detroit, MI 48221	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/25/2029	124.3	124.3	110.5	0.03%
IV Purpose Inc	(#)	1489 Fulton St., Brooklyn, NY 11216	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/25/2029	26.1	26.1	24.3	0.01%
Jbang LLC, WM Bang LLC, Bang Investments LLC	(#)	125 Westchester Ave, White Plains, NY 10601	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/25/2029	20.0	20.0	21.0	0.01%
Sultan's Palace L.L.C.	(#,^)	8125 West Sahara Ave, Ste 300, Las Vegas, NV 89117	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/24/2029	21.0	21.0	19.3	0.01%
Fimac Inc dba American Educational Services	(#,^)	26300 La Alameda Ste 200, Mission Viejo, CA 92691	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/23/2029	22.4	22.4	19.9	0.01%
Pyle Garage Doors OKC, INC dba Precision Door Service OKC	(#,^)	8860 S Sunnylane Rd, Oklahoma City, OK 73135	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/22/2029	14.7	14.7	13.0	—%
James Clark and Company, Inc.	(#)	8885 Haven Ave, Ste 120, Rancho Cucamonga, CA 91730	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	10/22/2029	12.4	12.4	12.7	—%
Todd's Car Wash, LLC	(#,^)	5505 Johnston St., Lafayette, LA 70506	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/18/2044	343.4	343.4	386.0	0.12%
UNIQUE PAVER INSTALLATIONS, INC.	(#,^)	4930 Mars Hill Rd, Bogart, GA 30622	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/17/2029	22.5	22.5	20.7	0.01%
Owens Family and Cosmetic Dentistry PLLC	(#,^)	403 E College St., Pulaski, TN 38478	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/17/2029	270.8	270.8	246.8	0.08%
Roughcut LLC	(#,^)	41540 National Rd, Belmont, OH 43718	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/17/2029	468.6	468.6	492.4	0.15%
Pine Mountain Residential LLC	(#)	10240 Cosmopolitan Circle, Parker, CO 80134	Specialty Trade Contractors	Term Loan	Prime plus 6.5%	10/16/2029	12.4	12.4	12.7	—%
Powerlift Dumbwaiters, Inc	(#)	2444 Georgia Slide Rd, Georgetown, CA 95634	Machinery Manufacturing	Term Loan	Prime plus 6.5%	10/16/2029	12.5	12.5	12.7	—%
Naroh Manufacturing, LLC	(#,^)	185 Gus Hipp Blvd, Rockledge, FL 32955	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/15/2029	18.6	18.6	17.3	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Chavero's Auto Mart, LLC	(#)	1364 E Palma Vista Drive, Palmview, TX 78572	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 6.5%	10/11/2029	12.5	12.5	12.8	—%
The Cow Harbor Beer Company LLC dba Sand City Brewing Co.	(#)	19 Scudder Ave, Northport, NY 11768	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	7/11/2030	91.0	91.0	90.8	0.03%
Glenda D Brewer dba Bargain Store	(#)	107 Tabernacle Church Rd, Candor, NC 27229	General Merchandise Stores	Term Loan	Prime plus 6.5%	10/11/2029	12.4	12.4	12.7	—%
S&D Beauty Spa Inc dba Elite Nails, dba Bella's Nails &dba Onyx Nail b	(#,^)	5604 Slide Rd, Lubbock, TX 79414	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/11/2029	155.4	155.4	139.1	0.04%
Q2 Ventures, LLC	(#,^)	2805 W Arimo Rd, Arimo, ID 83214	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/8/2029	176.5	176.5	177.5	0.06%
Paketo LLC dba West Loop UPS Store	(#,^)	623 W Lake St., Chicago, IL 60661	Couriers and Messengers	Term Loan	Prime plus 2.75%	10/4/2029	16.4	16.4	14.7	—%
Joseph P Fusco DDS PC	(#,^)	77 N Centre Ave, Rockville Centre, NY 11570	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2029	65.5	65.5	57.9	0.02%
International Protection Group, LLC	(#,^)	481 8th Ave Ste 1130, New York, NY 10001	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/30/2029	81.6	81.6	80.6	0.03%
A Child's Dream Educational Center LLC	(#,^)	4127 NW 34th St., Gainesville, FL 32605	Social Assistance	Term Loan	Prime plus 2.75%	9/30/2044	179.6	179.6	194.6	0.06%
AV Strategy, Inc	(#,^)	9402 American Eagle Way, Orlando, FL 32837	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/30/2029	257.1	257.1	241.9	0.08%
In Power Motors, LLC, In-Power Motors II LLC, In-Power Motors III LLC	(#,^)	2301 W. Buckeye Rd, Phoenix, AZ 85009	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/30/2044	623.5	623.5	656.8	0.20%
MVE, Inc dba Mid-Valley Engineering	(#,^)	1117 L St., Modesto, CA 95354	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/30/2029	1,226.1	1,226.1	1,114.6	0.35%
SPIRE Manufacturing Solutions LLC	(#,^)	1440 Newport Rd, Colorado Springs, CO 80916	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/30/2044	1,014.1	1,014.1	1,140.1	0.35%
Meldi Maa, Inc dba The River Complex	(#,^)	74 S Main St., Woonsocket, RI 02895	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2044	422.8	422.8	463.2	0.14%
50 Taps, LLC dba Colorado Taproom & Grill	(#,^)	19539 Hess Rd, Ste 101, Parker, CO 80134	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2029	76.6	76.6	68.4	0.02%
Crown Waste Corp	(#,^)	1 Plainview Rd, Bethpage, NY 11714	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	9/30/2029	49.4	49.4	46.1	0.01%
Bev's Sweets LLC	(#,^)	3778 Hwy 254, Cleveland, GA 30528	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/30/2044	213.3	213.3	232.8	0.07%
DG Business Solutions, Inc	(#,^)	11008 Rene St., Lenexa, KS 66215	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/30/2029	222.5	222.5	197.7	0.06%
A Child's Dream Educational Center LLC	(#,^)	4127 NW 34th St., Gainsville, FL 32605	Social Assistance	Term Loan	Prime plus 2.75%	9/30/2029	186.8	186.8	165.3	0.05%
Atlantic Pacific Hospitality Solutions Inc dba North Beach Bistro	(#,^)	725 Atlantic Blvd, Atlantic Beach, FL 32233	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2029	9.3	9.3	8.2	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Heart and Vascular Associates of Tampa, LLC	(#,^)	17 David Boulevard, Tampa, FL 33606	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2044	775.0	775.0	803.1	0.25%
Universe Appliance Repairs Inc.	(#,^)	3790 Merrick Rd, Seaford, NY 11783	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/27/2044	586.1	586.1	604.1	0.19%
Aztec Machine & Repair Inc, Cranrd & Material	(#,^)	1715 N 1st St, Bloomfield, NM 87413	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/27/2044	710.8	710.8	744.4	0.23%
Wagner & Sons Inc	(#,^)	22365 Alydar Drive, Lexington Park, MO 20653	Nonstore Retailers	Term Loan	Prime plus 2.75%	9/27/2029	18.5	18.5	16.4	0.01%
Zima Dining Inc. dba Country Kitchen	(#,^)	1497 N Mt. Vernon Ave, Colton, CA 92324	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/27/2029	62.3	62.3	65.4	0.02%
Double H Services, LLC, C&T Oil Field Services, LLC and Brian S. Holma	(#,^)	3721 North 162nd St., Garber, OK 73701	Support Activities for Mining	Term Loan	Prime plus 2.75%	9/27/2029	1,013.5	1,013.5	953.1	0.30%
Cherry and Candlewood Inc dba Aamco	(#,^)	3029 South St., Long beach, CA 90805	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/27/2044	432.2	432.2	485.9	0.15%
Universe Appliance Repairs Inc.	(#,^)	3790 Merrick Rd, Seaford, NY 11783	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/27/2029	655.1	655.1	607.0	0.19%
Titan Laser Screed Concrete Services, LLC	(#,^)	8908 Wildlife Lane, Sanford, FL 32771	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/27/2029	49.4	49.4	44.8	0.01%
Total Pallet Consolidation LLC	(#,^)	2800 Swanee Ave, Buford, GA 30618	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/27/2029	18.5	18.5	16.5	0.01%
Stiegelbauer Associates Inc.	(#,^)	63 Flushing Ave Unit 342, Brooklyn, NY 11205	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/27/2029	198.1	198.1	175.0	0.05%
Zmetra Clearspan Structures LLC	(#,^)	2 Old Worcester Rd, Webster, MA 01571	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	9/27/2044	436.9	436.9	491.1	0.15%
Hoagie Barmichaels Inc	(#,^)	1101 River Rd, New Windsor, NY 12553	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/27/2044	112.7	112.7	115.7	0.04%
Santa Fe Flooring LLC	(#,^)	3711 Paseo Del Norte NE, Albuquerque, NM 87113	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	9/26/2029	493.2	493.2	450.1	0.14%
MeShare Inc.	(#,^)	1401 Interstate Drive, Champaign, IL 61822	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	9/26/2029	1,236.0	1,236.0	1,157.7	0.36%
Adam's Construction & General Contracting LLC	(#,^)	7808 N Custer Rd, Freesoil, MI 49411	Construction of Buildings	Term Loan	Prime plus 2.75%	9/26/2029	68.2	68.2	62.4	0.02%
Anderson's Outdoor Adventures, LLC	(#,^)	4060 SW County Rd 232, Bell, FL 32619	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/25/2029	22.2	22.2	22.5	0.01%
Byler, Wolfe, Lutsch and Kampfer CPAs, Inc	(#,^)	360 East State St., Salem, OH 44460	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/25/2044	53.4	53.4	54.1	0.02%
luv 2 Play Nor Cal, LLC	(#,^)	82 Clarksville Rd, Folsom, CA 95682	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/25/2029	111.7	111.7	100.3	0.03%
Quality Machine of Iowa, Inc	(#,^)	1040 4th Ave, Audubon, IA 50025	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/25/2029	67.1	67.1	70.4	0.02%
Flamingo Bowl, Inc	(#,^)	3301 N 23rd St., McAllen, TX 78501	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/24/2029	201.5	201.5	190.6	0.06%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Unified Utility Services LLC	(#,^)	206 Frankie Lane, Ladson, SC 29456	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/20/2044	157.6	157.6	177.0	0.05%
Standard Real Estate Services LLC	(#)	500 W Silver Spring Dr. #K 200, Glendale, WI 53217	Real Estate	Term Loan	Prime plus 6.5%	9/19/2029	12.4	12.4	12.6	—%
Host Marketing, LLC	(#)	206 Bell Lane Ste B, West Monroe, LA 71291	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	9/18/2029	12.4	12.4	12.6	—%
Payne's Enviromental Service, LLC dba Bamaco	(#,^)	5617 Causeway Boulevard, Tampa, FL 33619	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/18/2044	521.0	521.0	545.4	0.17%
Vancole Investments, Inc. dba Smoothie King #913 &;Dream Developmenf G	(#,^)	876 Virginia Ave, Hapeville, GA 30354	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/17/2029	11.9	11.9	10.5	—%
Win Health Institute	(#,^)	711 E Valley Rd, Basalt, CO 81621	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/17/2029	7.4	7.4	6.8	—%
Natalie Hart LLC dba Lady of Luxury &dba Country Sugar Events, dba Que	(#)	1702 Fawn Gate St, San Antonio, TX 78248	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/18/2029	33.4	33.4	33.7	0.01%
Game Station, Inc.	(#,^)	2917 1st Ave SE, Cedar Rapids, IA 52402	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/16/2029	20.0	20.0	18.9	0.01%
Bay Bowl Inc dba Shasta Lanes	(#,^)	11093 Black Marble Way, Redding, CA 96003	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/13/2044	536.2	536.2	602.3	0.19%
Oak Park Social LLC	(#)	14691 W 11 Mile Rd, Oak Park, MI 48237	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/12/2045	96.9	96.9	105.5	0.03%
The Steel Method LLC dba Sneeze It	(#,^)	250 Passaic Ave Ste 200, Fairfield, NJ 07004	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/12/2029	166.9	166.9	147.4	0.05%
New Flow Plumbing and Rooter Inc.	(#,^)	6718 Katherin Ave, Van Nuys, CA 91405	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/12/2029	49.4	49.4	43.9	0.01%
ACSS CPA, LLC	(#,^)	1016 S Texas Blvd, Weslaco, TX 78599	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/12/2044	39.9	39.9	42.6	0.01%
Miami Squeeze Inc dba Miami Squeeze, LLC	(#,^)	18315 W Dixie Hwy, North Miami Beach, FL 33160	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/11/2029	114.2	114.2	106.2	0.03%
Covert Recordings LLC	(#,^)	31-65 138th St., Apt 3K, Flushing, NY 11354	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/11/2029	11.8	11.8	12.0	—%
Family Insight, P.C.	(#,^)	3433 Brambleton Ave, Ste 104A, Roanoke, VA 24018	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/11/2029	245.4	245.4	247.6	0.08%
Prime Precision Machining, LLC	(#,^)	845 Mandoline Ave, Madison Heights, MI 48071	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/11/2029	206.9	206.9	190.5	0.06%
Prime Precision Machining, LLC	(#,^)	845 Mandoline Ave, Madison Heights, MI 48071	Real Estate	Term Loan	Prime plus 2.75%	9/11/2044	267.9	267.9	284.9	0.09%
Softcare247, LLC	(#)	4191 Naco Perrin Blvd, San Antonio, TX 78217	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	9/11/2029	12.4	12.4	12.6	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Body on Cue Health and Fitness LLC	(#,^)	129 A Orpha Drive, Middlebury, IN 46840	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/6/2029	44.5	44.5	39.8	0.01%
Eco Electric LLC	(#,^)	5380 Cameron St, Las Vegas, NV 89118	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/5/2029	65.8	65.8	57.9	0.02%
SVT Masonry Limited Liability Company	(#,^)	1208 Houghton Lane, Bennington, VT 05201	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/5/2029	75.4	75.4	74.4	0.02%
Smokin AZ, LLC dba Dickey's Barbecue Pit AZ	(#,^)	1914 S Power Rd, Ste 101, Mesa, AZ 85206	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/5/2029	65.5	65.5	58.6	0.02%
Philly Games Inc.dba Queen & Rock Game Cafe	(#,^)	607-609 S 2nd St., Philadelphia, PA 19147	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/5/2029	61.8	61.8	54.7	0.02%
Thawk LLC	(#,^)	1110 Willow Glen Drive, Yuba City, CA 95991	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/30/2029	8.1	8.1	7.2	—%
No Push Backs, LLC	(#)	2223 Dungan Ave, Bensalem, PA 19020	Personal and Laundry Services	Term Loan	Prime plus 6.5%	8/30/2029	12.2	12.2	12.4	—%
Dog House Sportfishing Charters Inc	(#)	83413 Overseas Hwy, Islamorada, FL 33036	Scenic and Sightseeing Transportation	Term Loan	Prime plus 6.5%	8/30/2029	12.3	12.3	12.5	—%
3C Consumer Network & Designs LLC	(#,^)	7676 Hillmont St., Ste 109, Houston, TX 77040	Real Estate	Term Loan	Prime plus 2.75%	8/29/2029	14.7	14.7	13.5	—%
Camror LTD dba Jersey Mike's	(#,^)	5946 Meijer Drive, Cincinnati, OH 45150	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/29/2030	87.5	87.5	91.4	0.03%
Esquire Mini Mart LLC & Morgan Store Building LLC	(#,^)	12595 S Somerton Ave, Yuma, AZ 85365	Food and Beverage Stores	Term Loan	Prime plus 2.75%	8/29/2029	50.4	50.4	49.0	0.02%
Groton Bowling Center and Entertainment Inc	(#,^)	27 Kings Hwy, Groton, CT 06340	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/29/2044	942.4	942.4	1,010.2	0.31%
Crown Heights Bunch O Bagels & More Inc & 361 Bagel Holding LLC	(#,^)	361 Troy Ave, Brooklyn, NY 11213	Food and Beverage Stores	Term Loan	Prime plus 2.75%	8/29/2029	39.3	39.3	41.3	0.01%
Double Scoop Ice Cream, LLC	(#,^)	2970 Stonecrest Pass, Lithonia, GA 30038	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/29/2044	96.4	96.4	102.7	0.03%
The BMF Media Group LLC	(#,^)	50 West 23rd St., 7th fl, New York, NY 10010	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/29/2029	368.7	368.7	324.6	0.10%
DB Talak LLC	(#,^)	2018 SE 6th Ave, Portland, OR 97214	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/28/2029	86.0	86.0	90.3	0.03%
HRS2, LLC	(#,^)	5410 Pipers Creek Court, Sugar Land, TX 77479	Nonstore Retailers	Term Loan	Prime plus 2.75%	8/28/2029	227.6	227.6	224.5	0.07%
Khari E. J. Myers dba Khari Imagery & 190 Minerva LLC	(#,^)	190 Minerva St., Tonawanda, NY 14150	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/28/2044	59.8	59.8	67.2	0.02%
Linsey Schwertdfeger,, Inc.	(#,^)	740 Dennery Rd, San Diego, CA 92154	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/28/2029	69.7	69.7	62.4	0.02%
Blue Eagle Transport Inc.,Golden Eagle Tran and Green Eagle Transpor	(#,^)	377 Boston Post Rd, Milford, CT 06460	Couriers and Messengers	Term Loan	Prime plus 2.75%	8/28/2029	444.2	444.2	407.5	0.13%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
The Hometown Welcome Program, Inc & Fredric Anthony Gushwa	(#,^)	107 S Nottawa St, Sturgis, MI 49091	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/27/2029	96.0	96.0	90.2	0.03%
Maryland Urgent Care, Inc.	(#,^)	9831 Greenbelt Rd Ste 208 Unit H-2, Lanham, MD 20706	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/27/2044	46.0	46.0	49.9	0.02%
ADA Internacional Inc	(#,^)	10891 La Reina Rd, Ste 100, Delray Beach, FL 33446	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/26/2029	22.1	22.1	19.5	0.01%
Crystal S. Prado dba Crystal Clear Accounting	(#)	34099 Tuscan Creek Way, Temecula, CA 92592	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	8/26/2029	3.2	3.2	3.2	—%
JLT Foods, LLC	(#,^)	3294 Long Meadow Ct, West Bloomfield Township, MI 48324	Food Manufacturing	Term Loan	Prime plus 2.75%	8/23/2029	20.6	20.6	18.2	0.01%
PJT Logistics, Inc.	(#,^)	2-4 Commerce Way, Auburn, NY 13021	Truck Transportation	Term Loan	Prime plus 2.75%	8/23/2029	49.2	49.2	51.6	0.02%
Elite Motors LLC	(#,^)	1046-1050 Orange Ave, West Haven, CT 06516	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	8/23/2029	86.0	86.0	90.3	0.03%
SRJ construction Corp	(#,^)	8358 W Oakland Park Blvd. #203E, Sunrise, FL 33351	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/23/2029	11.1	11.1	9.9	—%
The Pet Stop, LLC	(#,^)	106 S Washington St., Pleasantville, IA 50225	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/23/2029	7.4	7.4	6.7	—%
MS Integrated Psychotherapy & Counseling, LLC	(#,^)	1157 Main St., Clifton, NJ 07011	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/22/2029	73.0	73.0	68.8	0.02%
The Roux Southern Kitchen, LLC	(#,^)	252 FM 3162, Sandia, TX 78383	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/22/2029	17.8	17.8	18.4	0.01%
MB Nursery LLC dba The Garden Center	(#,^)	15562 HWY-South, Whitehouse, TX 75791	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/21/2029	91.1	91.1	94.3	0.03%
Metro R Services Inc. and Metal & Roof Supplies, Inc.	(#,^)	20 Universal Place, Carlstadt, NJ 07072	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/21/2029	190.5	190.5	185.1	0.06%
Auto Unique LLC	(#,^)	305 W Main St., Mayo, FL 32066	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	8/20/2044	12.3	12.3	13.8	—%
William Martinez dba Bad Ass Coffee of Hawaii	(#)	14101 Main St., Ste 4101, Hesperia, CA 92345	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/20/2029	22.5	22.5	20.2	0.01%
Signature Rooms, Inc.	(#,^)	2066 Route 112, Medford, NY 11763	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	8/19/2029	165.9	165.9	174.1	0.05%
Accent Home Services LLC dba Benjamin Franklin Plumbing of Kansas City	(#,^)	7748 Troost Ave, Kansas City, MO 64131	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/15/2029	110.6	110.6	105.9	0.03%
American Healthy Vending, Inc	(#,^)	5951 NW 151 St., Hialeah, FL 33014	Nonstore Retailers	Term Loan	Prime plus 2.75%	8/15/2029	104.5	104.5	96.6	0.03%
AJN Innovations LLC dba Burgerim	(#)	6704 Main St., Miami Lakes, FL 33014	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/15/2030	24.6	24.6	22.7	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Accelerate Educational Solutions, LLC dba Tutor My Success	(#,^)	135 Clove Branch Rd, Hopewell Jct, NY 12533	Educational Services	Term Loan	Prime plus 2.75%	8/14/2029	17.0	17.0	15.0	—%
Ranson Excavating, Inc	(#,^)	8343 Kaula Drive, Fair Oaks, CA 95628	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/13/2029	14.7	14.7	13.0	—%
KM Electrical Services, Inc	(#,^)	4348 Waialae Ave Unit 315, Honolulu, HI 96816	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/12/2029	76.2	76.2	67.3	0.02%
Love Playing LLC	(#)	2200 Eastridge Loop, San Jose, CA 95122	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/9/2030	99.6	99.6	94.6	0.03%
Elixir Enterprises, LLC dba Guilford Renee's	(#,^)	637 Boston Post Rd, Guilford, CT 06437	Food and Beverage Stores	Term Loan	Prime plus 2.75%	8/8/2029	19.2	19.2	17.0	0.01%
Suite Luxury, Inc	(#,^)	1410 Pine Ridge Rd, Ste 13, Naples, FL 34108	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	8/7/2029	18.4	18.4	16.3	0.01%
A & S Services LLC dba Kona Ice of Troy	(#)	3888 Lightner Rd, Vandalia, OH 45377	Food Services and Drinking Places	Term Loan	Prime plus 6.5%	8/7/2029	12.3	12.3	12.5	—%
Accord Law, APC	(#,^)	82555 Grass Flat Lane, Indio, CA 92203	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/2/2029	7.4	7.4	6.5	—%
Leader Engineering-Fabrication, Inc.	(#,^)	695 Independence DrIive, Napoleon, OH 43545	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	8/2/2029	123.0	123.0	129.0	0.04%
Billy Auto Inc	(#,^)	632 N Broadway, Amityville, NY 11701	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/31/2044	323.6	323.6	334.9	0.10%
East Coast Flight Services, Inc and Aviation Consulting Enterprise, LL	(#,^)	27603 Parkway Rd, Easton, MD 21601	Air Transportation	Term Loan	Prime plus 2.75%	7/31/2029	562.2	562.2	516.2	0.16%
Healthcare Holdings of America, LLC, Senior Market Advisors, Inc, CHA	(#,^)	6201 Centennial Blvd, Nashville, TN 37209	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/31/2029	433.9	433.9	426.3	0.13%
Living Spring Home Health Inc.	(#,^)	18350 Kedzie Ave Ste 204, Homewood, IL 60430	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/31/2029	132.2	132.2	124.4	0.04%
Genecco Produce, Inc. & Leo Genecco & Sons, Inc.	(#,^)	1850 Rochester Rd, Canadaigua, NY 14424	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	7/31/2029	753.2	753.2	729.4	0.23%
Joseph Centonze dba Off Kilter Kilts	(#,^)	27720 Ave Scott, Santa Clarita, CA 91355	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	7/31/2029	8.0	8.0	7.1	—%
Canyon Lake Kids Academy, LLC	(#,^)	130 Charter Oak Drive, Canyon Lake, TX 78133	Social Assistance	Term Loan	Prime plus 2.75%	7/31/2044	97.8	97.8	105.3	0.03%
Quick and Quality Services dba Bella Roma Pasta & Pizza & Farshad Fari	(#,^)	28940 Golden Lantern, Laguna Niguel, CA 92677	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2029	11.1	11.1	10.4	—%
Humd, LLC dba La Rosa Chicken and Grill	(#)	3111 N. University Drive, Coral Springs, FL 33065	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/31/2030	134.3	134.3	122.5	0.04%
St. Francis Home Health Inc	(#,^)	5246 SW 8th St 103B, Coral Gables, FL 33134	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/31/2029	73.3	73.3	64.6	0.02%
La Mount Group LLC	(#,^)	3111 Princeton Rd, Hamilton, OH 45011	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2029	249.3	249.3	219.5	0.07%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Gray Rock Quarry, LLC and William E Dailey III	(#,^)	54 West Milton Rd, Milton, VT 05468	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	7/31/2044	448.8	448.8	437.8	0.14%
Jbelis Stop N' Go, LLC dba Planet Smoothie	(#,^)	2565 E 17th St, Ammons, ID 83406	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/30/2029	19.1	19.1	17.0	0.01%
Grad Street LLC	(#)	2437 Corinth Ave Apt 130, Los Angeles, CA 90064	Nonstore Retailers	Term Loan	Prime plus 6.5%	7/30/2029	12.3	12.3	12.5	—%
Dant A Sandras, D.D.S. LLC	(#,^)	13373 Hwy 3235, Larose, LA 70373	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/30/2029	210.7	210.7	190.4	0.06%
Roman Tint Inc.	(#,^)	1436 Ayala Dr, Unit M, Rialto, CA 92376	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/30/2029	8.1	8.1	7.4	—%
Platt & Associates, LLC dba Flag Staff Apparel, Platt & Associates, LL	(#,^)	288 North Industrial Park Drive, Liberty, MS 39645	Apparel Manufacturing	Term Loan	Prime plus 2.75%	7/30/2044	56.0	56.0	61.8	0.02%
Aeromax Industries, Inc, HITM, Inc and TMCB LLC	(#,^)	9027 Canoga Ave, Canoga Park, CA 91301	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	7/30/2044	785.5	785.5	812.0	0.25%
Hodges Family Entertainment LLC dba Space Cadets Indoor Playground	(#)	611 Greenville Blvd SE, Greenville, NC 27858	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/30/2029	15.2	15.2	14.4	—%
Micheal Birch and Tracy M. Pierce	(#,^)	E 2947 H-44, Traunik, MI 49891	Gasoline Stations	Term Loan	Prime plus 2.75%	7/29/2044	54.4	54.4	59.4	0.02%
Moore Chiropractic Center, P.A.	(#,^)	936 Roosevelt Trail Unit 1 & 2, Windham, ME 04062	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/26/2029	8.9	8.9	9.1	—%
Sou's LLC	(#,^)	739 NE MLK Boulevard, Portland, OR 97221	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/26/2029	5.8	5.8	5.5	—%
Power Associates Inc.	(#,^)	2766 West Good CT, Boise, ID 83702	Real Estate	Term Loan	Prime plus 2.75%	7/26/2029	14.7	14.7	12.9	—%
Dan Dahlin Inc.	(#,^)	16465 MN-65, Ham Lake, MN 55304	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/26/2044	407.1	407.1	457.2	0.14%
Franklin Care Pharmacy Incorporated	(#,^)	520 N Franklintown Rd, Baltimore, MD 21223	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	7/25/2029	53.0	53.0	55.6	0.02%
A&W ALF, LLC dba A & W Assisted Living Facility	(#,^)	6600 Liberty Rd, Gwynn Oak, MD 21207	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	7/24/2044	99.6	99.6	109.9	0.03%
Lawrence Adeyemo & Co LLC	(#)	209-34 112 Ave, Queens Village, NY 11429	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	7/19/2029	9.8	9.8	10.0	—%
Hardrock Alpha Enterprises, LLC	(#,^)	5101 Stine Rd, Bakersfield, CA 93313	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/19/2029	15.4	15.4	13.9	—%
700 Services Inc.dba 700 Credit Repair	(#,^)	1201 N Goliad St., Rockwall, TX 75087	Credit Intermediation and Related Activities	Term Loan	Prime plus 2.75%	7/19/2029	7.3	7.3	6.5	—%
Bonfire Hot Yoga LLC	(#,^)	3665 SW Hall Blvd, Beaverton, OR 97005	Educational Services	Term Loan	Prime plus 2.75%	7/18/2029	8.1	8.1	7.3	—%
JDM2 Water Station LLC	(#,^)	125 Chestnut Hill Drive, York, PA 17408	Nonstore Retailers	Term Loan	Prime plus 2.75%	7/18/2029	204.6	204.6	194.5	0.06%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Ameritube, LLC	(#,^)	1000 N Hwy 77, Hillsboro, TX 76645	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	7/18/2029	116.1	116.1	121.8	0.04%
The Bean Coffee Co. LLC	(#)	112 South Main St., Spring Hill, KS 66083	Food Services and Drinking Places	Term Loan	Prime plus 6.5%	7/17/2029	12.3	12.3	12.5	—%
Baton Rouge Cargo Services Inc	(#,^)	6013 McRaven Rd, Jackson, MS 39209	Support Activities for Transportation	Term Loan	Prime plus 2.75%	7/17/2044	291.2	291.2	308.2	0.10%
Garage Floor Coating of MN.com,LLC	(#,^)	6701 West 23rd St., St. Louis Park, MN 55426	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/16/2044	993.7	993.7	1,036.1	0.32%
Bouquet Canyon Kennels	(#,^)	29973 Bouquet Canyon Rd, Santa Clarita, CA 91390	Personal and Laundry Services	Term Loan	Prime plus 2.75%	7/16/2044	299.9	299.9	308.9	0.10%
Adam Family Bowl Inc	(#,^)	1504 Chestnut St., Mishawaka, IN 46545	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/16/2044	132.4	132.4	142.7	0.04%
Beacon Metal Fabricators, Inc.	(#,^)	5425-D Hamilton Ave, Cleveland, OH 44114	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	7/12/2029	68.4	68.4	65.6	0.02%
VGI Medical LLC	(#,^)	10401 S Belcher Rd, Largo, FL 33771	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	7/12/2044	324.8	324.8	364.8	0.11%
Last Touch, LLC	(#,^)	1612 Jackson St., Spirit Lake, IA 51360	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	7/11/2044	101.1	101.1	105.8	0.03%
D DeGregoria LLC dba The UPS Store 4235 Massapequa	(#,^)	4940 Merrick Rd, Massapequa Park, NY 11762	Couriers and Messengers	Term Loan	Prime plus 2.75%	7/10/2029	77.5	77.5	69.6	0.02%
Menskha Inc	(#)	88 High St., Mountclair, NJ 07042	Ambulatory Health Care Services	Term Loan	Prime plus 6.5%	7/10/2029	12.3	12.3	12.5	—%
Nash-Delphia LLC	(#,^)	2135 Gallatin Pike N, Store 4, Madison, TN 37115	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	7/2/2029	14.5	14.5	12.8	—%
Southern Specialties Transportation LLC	(#,^)	116 Toledo Drive, Lafayette, LA 70506	Truck Transportation	Term Loan	Prime plus 2.75%	6/28/2029	166.5	166.5	163.8	0.05%
Nevada Recycling and Salvage LTD, AMCB LLC	(#,^)	1085 Telegraph St, Reno, NV 89502	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/28/2044	1,245.5	1,245.5	1,278.8	0.40%
Baobab Asset Management LLC	(#,^)	3 Greenwich Office Park Ste 102, Greenwich, CT 06831	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/28/2029	48.7	48.7	42.3	0.01%
Balboa Fashion LLC	(#,^)	1016 S. Towne Ave, Unit 123, Los Angeles, CA 90021	Apparel Manufacturing	Term Loan	Prime plus 2.75%	6/28/2029	7.3	7.3	6.3	—%
Crestview Ridge Farms LLC	(#,^)	1172 Co Rd 956, Ashland, OH 44805	Crop Production	Term Loan	Prime plus 2.75%	6/28/2044	536.1	536.1	570.2	0.18%
Specialty Surgery Center, Inc.	(#,^)	5505 Peachtree Dunwoody Rd #640,645, Atlanta, GA 30342	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2029	1,241.9	1,241.9	1,149.5	0.36%
K & K Restaurant LLC	(#,^)	6607 S Central Ave, Phoenix, AZ 85042	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/28/2044	134.3	134.3	146.6	0.05%
Kim Howard Corp dba NPN Machine Tools	(#,^)	9130 Wayfarer Ln, Houston, TX 77075	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/28/2029	206.6	206.6	215.5	0.07%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Port Huron Ophthalmology, PLLC dba Black River Optical	(#,^)	1033 River St., Port Huron, MI 48060	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2029	14.6	14.6	12.7	—%
Anderson Companies LLC	(#,^)	3015 S White Horse Pike, Hammonton, NJ 08037	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/28/2044	203.1	203.1	215.2	0.07%
Richmond Street Partners, LLC	(#,^)	200 E Chestnut St, Chicago, IL 60611	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	6/28/2029	93.0	93.0	81.6	0.03%
Sundown Audio, LLC	(#,^)	514 West 21St St., Newton, NC 28658	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	6/28/2044	903.8	903.8	933.7	0.29%
NJ Floats Inc	(#,^)	66 Twin Oaks Rd, Bridgewater, NJ 08807	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2044	175.0	175.0	195.2	0.06%
Upul's Travel Service & Tours Inc	(#,^)	654 Shopping Lane, Covina, CA 91723	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/28/2044	348.1	348.1	345.9	0.11%
Good News Cafe, LLC	(#,^)	694 Main St. S, Woodbury, CT 06798	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/28/2044	248.6	248.6	256.7	0.08%
H2O Mobile Group, Inc. dba Fantasea Scuba	(#,^)	3781 Tamiami Trail, Port Charlotte, FL 33952	Educational Services	Term Loan	Prime plus 2.75%	6/28/2029	45.9	45.9	40.5	0.01%
Upul's Travel Service & Tours Inc	(#,^)	654 Shoppers Lane, Covina, CA 91723	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/28/2029	267.4	267.4	232.4	0.07%
Big Picture Group LLC	(#,^)	110 S Fairfax Ste 355, Fairfax, CA 90036	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/28/2029	146.1	146.1	127.0	0.04%
5161 LLC	(#,^)	1478 E Mountain Drive, Santa Barbara, CA 93108	Nonstore Retailers	Term Loan	Prime plus 2.75%	6/28/2029	1,154.3	1,154.3	1,090.0	0.34%
Jian Yang and Kanger House LLC	(#,^)	48 Horse Hill Rd, Cedar Knolls, NJ 07927	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	6/27/2029	116.9	116.9	102.0	0.03%
Advance Transit LLC	(#,^)	574-614 Tonnelle Ave, Jersey City, NJ 07307	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	6/28/2044	757.5	757.5	814.0	0.25%
BB Services, LLC	(#,^)	580 39 Rd, Palisade, CO 81526	Truck Transportation	Term Loan	Prime plus 2.75%	6/27/2029	110.1	110.1	98.8	0.03%
Ailky Corporation & Wyspen	(#,^)	352 Bedford St., Lakeville, MA 02347	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/27/2029	47.4	47.4	41.2	0.01%
Boucherie US Inc	(#,^)	251 Little Falls Drive, Wilmington, DE 19807	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/27/2029	1,144.7	1,144.7	994.9	0.31%
Pawfection Pet Services LLC	(#,^)	177 W Cottonwood Ln Ste 12, Casa Grande, AZ 85122	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/27/2029	10.2	10.2	8.9	—%
Tim's Truck Capital & Auto Sales, Inc	(#,^)	904 Suncook Valley Hwy, Epsom, NH 03234	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/27/2029	206.6	206.6	215.4	0.07%
Moon Landscaping, Inc, Moon Group, Inc moon Nursery, Inc, Moon Site Ma	(#,^)	145 Moon Rd, Chesapeake City, MD 21915	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/27/2029	1,220.1	1,220.1	1,185.3	0.37%
Crescent Event Productions, Inc	(#,^)	1327 Wood Branch Drive, Charlotte, NC 28273	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/27/2029	340.3	340.3	305.9	0.09%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
S & T Hardware Inc	(#,^)	2300 Nooseneck Hill, Coventry, RI 02816	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/27/2044	200.3	200.3	223.8	0.07%
Shooter's Gun Club, LLC	(#)	2429 Iowa St. Ste B-D, Lawrence, KS 66046	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/27/2030	131.6	131.6	118.7	0.04%
Soft Touch Tissue & Paper LLC	(#)	1491 Hammond, Bangor, MA 04401	Paper Manufacturing	Term Loan	Prime plus 2.75%	12/26/2029	113.3	113.3	118.5	0.04%
Soft Touch Tissue & Paper LLC	(#,^)	1491 Hammond St., Bangor, ME 04401	Paper Manufacturing	Term Loan	Prime plus 2.75%	6/26/2044	233.8	233.8	261.2	0.08%
Tekoa Enterpises, Inc	(#,^)	1033 Cannon Bridge Rd, Cordova, SC 29039	Truck Transportation	Term Loan	Prime plus 2.75%	6/26/2029	53.0	53.0	48.7	0.02%
Kaz Ramen, L.L.C.	(#,^)	22413 Barton Rd, Grand Terrace, CA 92313	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/26/2029	21.9	21.9	19.1	0.01%
Selective Automotive & Accessories Group, Inc	(#,^)	2221 Pelham Parkway, Pelham, AL 35124	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/26/2029	243.2	243.2	225.7	0.07%
Child Care Ventures LLC dba Childcare Adventures ELC	(#,^)	3542 Glendale Ave, Toledo, OH 43614	Social Assistance	Term Loan	Prime plus 2.75%	6/26/2044	146.7	146.7	148.2	0.05%
JFK Transportation Inc	(#,^)	4 Mechanic St., Natick, MA 01760	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	6/26/2029	105.2	105.2	95.0	0.03%
Lynx Inspection Technologies LLC	(#,^)	8101 Miller Rd 2, Houston, TX 77049	Support Activities for Mining	Term Loan	Prime plus 2.75%	6/26/2044	574.0	574.0	641.2	0.20%
All-City Towing LLC, Jeffrey James Piller	(#,^)	1213 W Mallory Ave, Milwaukee, WI 53221	Support Activities for Transportation	Term Loan	Prime plus 2.75%	6/26/2029	393.5	393.5	376.0	0.12%
RWBB Enterprises, LLC	(#,^)	4120 7th Ave, Kenosha, WI 53140	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/26/2044	75.6	75.6	81.4	0.03%
Perfect Water LLC	(#,^)	183 Russ St., San Francisco, CA 94103	Nonstore Retailers	Term Loan	Prime plus 2.75%	6/26/2029	70.5	70.5	66.1	0.02%
Paradise Towing & Recovery Inc	(#,^)	1115 S Homer Boulevard, Sanford, NC 27330	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/25/2029	103.5	103.5	99.8	0.03%
Vanchoc Transport Inc	(#,^)	137 3rd St, Brooklyn, NY 11231	Rental and Leasing Services	Term Loan	Prime plus 2.75%	6/25/2029	42.4	42.4	39.6	0.01%
Spartan Technology Solutions, Inc	(#,^)	125 Venture Blvd, Spartanburg, SC 29306	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/25/2044	485.8	485.8	500.2	0.16%
Professional Tire Limited Liability Company	(#,^)	6655 Country Rd 32, Norwich, NY 13815	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/25/2044	138.7	138.7	145.1	0.05%
Paradise Towing & Recovery Inc	(#,^)	1115 S. Horner Boulevard, Sanford, NC 27330	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/25/2044	73.1	73.1	81.7	0.03%
567 Logistics, LLC	(#,^)	1924 Ruffin Mill Rd, Colonial Heights, VA 23834	Support Activities for Transportation	Term Loan	Prime plus 2.75%	6/25/2029	48.6	48.6	44.0	0.01%
Worldwide Capital Management Inc.	(#,^)	6 Venture Ste 305, Irvine, CA 92618	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/25/2029	141.0	141.0	122.5	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Krsto, LLC dba Italian Butter Breadsticks	(#,^)	4241 E McNicols Rd, Detroit, MI 48213	Food Manufacturing	Term Loan	Prime plus 2.75%	6/24/2044	189.7	189.7	202.4	0.06%
Sweets By Karla LLC	(#,^)	3273 South John Young Pkwy, Kissimmee, FL 34746	Food Manufacturing	Term Loan	Prime plus 2.75%	6/24/2029	12.5	12.5	10.9	—%
Scissor Kids Inc	(#,^)	63 Hebron Ave, Ste F, Glastonbury, CT 06033	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/24/2029	15.8	15.8	13.9	—%
Elite Excavating Services LLC	(#,^)	11 Rolling Ridge Dr Drive, Milton, PA 17847	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/21/2029	18.8	18.8	17.6	0.01%
Peninsula Self Defense LLC	(#,^)	2766 Bay Rd, Redwood City, CA 94063	Educational Services	Term Loan	Prime plus 2.75%	6/21/2029	5.1	5.1	4.6	—%
Port Diesel L.L.C.	(#)	3212 Alex Trask Drive, Castle Hayne, NC 28429	Repair and Maintenance	Term Loan	Prime plus 6.5%	6/21/2029	12.3	12.3	12.2	—%
Small Batch Creations Inc. dba The Office Bar & Grill	(#,^)	295 E Washington Ave, Sunnyvale, CA 94086	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/21/2029	58.2	58.2	50.6	0.02%
LuLuBelle's Mountain Banana Bread LLC	(#)	1063 Carousel Rd, Lake Arrowhead, CA 92352	Food Manufacturing	Term Loan	Prime plus 2.75%	4/21/2045	76.9	76.9	85.8	0.03%
William Rose Inc	(#,^)	1 Grace Cove Rd, New Shoreham, RI 02807	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/21/2044	87.0	87.0	82.5	0.03%
Campuscuts LLC	(#)	930 Robtrice Ct, Edmond, OK 73430	Personal and Laundry Services	Term Loan	Prime plus 6.5%	6/21/2029	7.3	7.3	7.3	—%
Gribben & Associates, Inc	(#,^)	18201 Von Karman Ste 300, Irvine, CA 92612	Truck Transportation	Term Loan	Prime plus 2.75%	6/21/2029	701.8	701.8	609.9	0.19%
AA Horseplay, LLC	(#)	34565 Ranch Drive, Brownsville, OR 97327	Animal Production and Aquaculture	Term Loan	Prime plus 6.5%	6/20/2029	12.2	12.2	12.1	—%
Central Texas Hygiene, LLC	(#,^)	10201 McKalla Place, Austin, TX 78758	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/20/2029	85.6	85.6	74.4	0.02%
Beck's Pub & Grill LLC	(#,^)	N6630 WI-49, Weyauwega, WI 54983	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/19/2044	69.6	69.6	75.0	0.02%
Bader Furniture Company Inc.	(#,^)	704 N Liberty St., Shamokin, PA 17872	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	6/19/2029	7.3	7.3	7.6	—%
Zion Motors Inc	(#,^)	6949 Wall Triana Hwy, Madison, AL 35757	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/19/2044	60.4	60.4	62.9	0.02%
Providence Management Environmental, LLC, Tindol Energy Group, LLC	(#,^)	6570 W Hwy 67, Cleburne, TX 76033	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/19/2029	263.4	263.4	265.0	0.08%
International Institute for Learning Inc.	(#,^)	110 E 59th St ,31st floor, New York, NY 10022	Educational Services	Term Loan	Prime plus 2.75%	6/19/2029	291.7	291.7	253.5	0.08%
Bonadi Inc. dba Polished Salon	(#)	9858 W Sample Rd, Coral Springs, FL 33065	Personal and Laundry Services	Term Loan	Prime plus 6.5%	6/17/2029	12.2	12.2	12.2	—%
American Demolition, Inc	(#,^)	401 N Kuner Rd, Brighton, CO 80601	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/17/2029	182.3	182.3	190.1	0.06%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
JLM Consulting LP	(#,^)	3981 E Dunrobin Dr., Springfield, MO 65809	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/17/2029	19.2	19.2	16.7	0.01%
3 Rusty Nails, LLC dba The Gathering Place at 3 Rusty Nails	(#,^)	3830 Doctor M.L.K. Jr Blvd, Anderson, IN 46013	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	6/14/2044	87.0	87.0	94.2	0.03%
Comarco Quality Pork Products Inc, Comarco Pork Products of FL LLC	(#,^)	501 Jackson St, Camden, NJ 08104	Food Manufacturing	Term Loan	Prime plus 2.75%	6/14/2029	301.6	301.6	281.3	0.09%
A & S Services LLC dba Kona Ice of Troy	(#,^)	3888 Lightner Rd, Vandalia, OH 45377	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/14/2044	44.8	44.8	48.0	0.01%
Kego 2 LLC dba Jon Smith Subs 80025	(#,^)	2001 W. Southlake Blvd Ste 143, Southlake, TX 76092	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/14/2029	104.1	104.1	93.5	0.03%
Law Office of Paula Padilla	(#)	2211 E Highland Ave Ste 130, Phoenix, AZ 85016	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	6/13/2029	4.9	4.9	4.9	—%
Picon Motors LLC dba The New Young's Motors	(#,^)	199-211 Central Ave, Orange, NJ 07080	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/12/2029	218.8	218.8	218.9	0.07%
GT Performance Plus Inc	(#,^)	4210 College St., Beaumont, TX 77707	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/11/2044	98.8	98.8	106.3	0.03%
Ivesters Transportation, Inc	(#,^)	4299 South 2675 West, Roy, UT 84067	Truck Transportation	Term Loan	Prime plus 2.75%	6/11/2029	243.5	243.5	218.7	0.07%
GT Performance Plus Inc	(#,^)	4210 College St., Beaumont, TX 77707	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/11/2029	74.5	74.5	65.7	0.02%
Independent Transport, LLC dba Independent Water	(#,^)	3739 E Ridgeway Rd, Orange, CA 92867	Nonstore Retailers	Term Loan	Prime plus 2.75%	6/10/2029	198.6	198.6	187.4	0.06%
Archer Cleaners Inc	(#)	1514 W 33rd St., Chicago, IL 60608	Personal and Laundry Services	Term Loan	Prime plus 6.5%	6/10/2029	12.2	12.2	12.1	—%
Smith and Son Plumbing, LLC	(#,^)	15922 Eldorado Parkway Ste 500-1579, Frisco, TX 75035	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/10/2029	80.2	80.2	72.8	0.02%
Neely Motorsports, Inc dba Earl's Store #1;Earl's Performance Plumbing	(#,^)	15825-15827 Hawthorne Blve, Lawndale, CA 90260	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/7/2044	240.6	240.6	255.7	0.08%
J&A Elliott Company	(#,^)	1118 Thornberry Dr, Clarksville, TN 37043	Nonstore Retailers	Term Loan	Prime plus 2.75%	6/7/2029	10.2	10.2	10.5	—%
Throop Family Holding Inc dba Klamath Basin Metals and Supply, dba Rog	(#,^)	7130 Crater Lake Hwy, White City, OR 97503	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/7/2029	38.9	38.9	35.8	0.01%
Johnny's Boy LLC	(#,^)	127 East King St., Martinsburg, WV 25401	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/7/2044	100.7	100.7	106.2	0.03%
Allison K. Chipak dba Still Photography	(#)	195 Terrace Place, Apt. 2, Brooklyn, NY 11218	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	6/6/2029	12.2	12.2	12.1	—%
Skin Beauty Bar Inc	(#,^)	749 8th St., Washington, DC 20003	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/6/2029	5.1	5.1	4.4	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Pura Water Vending LLC	(#,^)	4427 Mixedwood Drive, Ladson, SC 29456	Nonstore Retailers	Term Loan	Prime plus 2.75%	6/5/2029	66.2	66.2	62.4	0.02%
Preferred Manufacturing Services Inc	(#,^)	4261 Business Drive, Cameron Park, CA 95682	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/5/2029	461.8	461.8	481.6	0.15%
Jamestown Quick Stop LLC	(#,^)	3097 24th Ave, Hudsonville, MI 49426	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/5/2044	69.3	69.3	72.1	0.02%
Oasis Senior Advisors Franchise Systems, LLC	(#,^)	24870 Burnt Pine Drive, Bonita Springs, FL 34134	Lessors of Nonfinancial Intangible Assets (except Copyrighted Works)	Term Loan	Prime plus 2.75%	6/4/2029	303.8	303.8	306.5	0.10%
Italian Heritage Tile and Stone Inc	(#,^)	4748 Hopyard Rd, Pleasanton, CA 94588	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/4/2029	85.1	85.1	74.8	0.02%
Evoke Growth Advisory LLC	(#,^)	2600 Brookwood Way Dr. #311, Rolling Meadows, IL 60008	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/3/2029	7.3	7.3	6.3	—%
Morey Publishing LLC	(#,^)	6901 Jericho Turnpike, Syosset, NY 11791	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/31/2029	60.4	60.4	52.9	0.02%
G.S.A.T. Restoration Inc. dba Paul Davis Restoration & Remodeling of G	(#,^)	1450 Oakbrook Dr, Norcross, GA 30093	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/31/2029	113.6	113.6	101.3	0.03%
V & M Transportation LLC	(#,^)	1307 27th St. Apt B, North Bergen, NJ 07047	Truck Transportation	Term Loan	Prime plus 2.75%	5/31/2029	12.8	12.8	11.1	—%
Martin Inventory Management, LLC	(#,^)	304 1/2 Main St., Edgefield, SC 29824	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/31/2029	48.3	48.3	49.3	0.02%
Dynamic Dental Corporation	(#,^)	3760 NW 126th Ave, Coral Springs, FL 33065	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/31/2029	60.4	60.4	53.0	0.02%
Inside & Out Maintenance LLC	(#,^)	1698 SW Pancoast St., Port St Lucie, FL 34987	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/30/2029	96.8	96.8	84.7	0.03%
Aspen Welding LLC	(#,^)	28803 US-6, Rifle, CO 81650	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	5/30/2044	406.8	406.8	432.0	0.13%
SSD Designs, LLC	(#,^)	486 Vance St., Forest City, NC 28043	Chemical Manufacturing	Term Loan	Prime plus 2.75%	5/30/2044	422.2	422.2	465.1	0.14%
AGR, Inc	(#,^)	2-255555 Kaumualii Hwy, Kalaheo, HI 96741	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2044	781.2	781.2	856.3	0.27%
Brooklyn Breakfast Shop LLC	(#,^)	7707 S IH 35 Frontage Rd, Austin, TX 78744	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2029	4.8	4.8	4.5	—%
Canela Media Inc	(#,^)	2715 Palomino Circle, La Jolla, CA 92037	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/29/2029	114.8	114.8	103.9	0.03%
PD Financial LLC	(#,^)	364 Parsippany Rd, Unit 7-B, Parsippany, NJ 07054	Credit Intermediation and Related Activities	Term Loan	Prime plus 2.75%	5/28/2044	48.7	48.7	51.8	0.02%
SV Enterprise LLC dba Haagen-Dazs	(#,^)	1885 Briargate Pkwy #D-413, Colorado Springs, CO 80920	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/24/2029	89.5	89.5	77.9	0.02%
MCM Design LLC	(#)	5926 Vinings Vintage Way, Mableton, GA 30126	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	5/23/2029	9.8	9.8	9.7	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Top Notch Roofing, Inc	(#,^)	46 Cherry St., Milton, VT 05468	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/23/2029	118.9	118.9	106.6	0.03%
2820 US HWY 98 N LLC dba Total Package Car Wash	(#)	2820 US Hwy 98 N, Lakeland, FL 33805	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/23/2029	43.0	43.0	44.9	0.01%
Clowers Trucking By Faith LLC	(#)	705 E Brookwood PL, Valdosta, GA 31601	Truck Transportation	Term Loan	Prime plus 6.5%	5/23/2029	12.1	12.1	12.0	—%
McGuckin & Pyle Inc	(#,^)	120 Corporate Ln, New Bern, NC 28562	Machinery Manufacturing	Term Loan	Prime plus 2.75%	5/23/2044	306.3	306.3	325.4	0.10%
ES&A, INC., A LAW CORPORATION	(#,^)	1003 Bishop St., Honolulu, HI 96813	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/22/2029	108.8	108.8	95.4	0.03%
Gratitude Training, LLC	(#,^)	1901 N Federal Hwy #212, Pompano Beach, FL 33062	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/22/2029	72.5	72.5	63.1	0.02%
Bloomquist Communications Inc. dba FastSigns 42501	(#,^)	131 East Trinity Place, Decatur, GA 30030	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	5/22/2029	14.5	14.5	12.8	—%
Anchor Up Fitness and Nutrition, LLC	(#,^)	2464 US-29, Pensacola, FL 32505	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/21/2029	19.6	19.6	18.3	0.01%
BD Branson Victorian LLC dba Branson Surrey Inn	(#,^)	430 a/k/a 450 S Hwy 165, Branson, MO 65616	Accommodation	Term Loan	Prime plus 2.75%	5/17/2029	247.6	247.6	258.2	0.08%
Covalent Holding LLC	(#,^)	18 W Chestnut St. Unit 2F, Chicago, IL 60610	Nonstore Retailers	Term Loan	Prime plus 2.75%	5/17/2029	234.9	234.9	223.0	0.07%
FibAire Communications, LLC Dba AireBeam	(#,^)	13589 S. Sunland Gin Rd, Arizona City, AZ 85123	Telecommunications	Term Loan	Prime plus 2.75%	5/17/2029	53.7	53.7	51.1	0.02%
Kappa Investments LLC dba Buddy's Home Furnishings	(#,^)	365 Lowe's Drive Ste H, Danville, VA 24540	Rental and Leasing Services	Term Loan	Prime plus 2.75%	5/17/2029	419.3	419.3	366.0	0.11%
AMP Trucking Inc	(#,^)	1030 Gettysburg Ave, Clovis, CA 93161	Truck Transportation	Term Loan	Prime plus 2.75%	5/16/2029	252.1	252.1	219.1	0.07%
CJNR LLC dba Chenney Bear Cafe, Elma Lodge & Suites, Parkhurst Motel,	(#,^)	208 East Main St., Elma, WA 98541	Accommodation	Term Loan	Prime plus 2.75%	5/16/2029	18.1	18.1	18.9	0.01%
Cut To The Chase 502 LLC	(#,^)	6903 Lakegreen Ct, Louisville, KY 40291	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/16/2029	3.3	3.3	3.0	—%
Aim High Leadership Center Four Inc.	(#,^)	97-08 Rockaway Blvd, Jamaica, NY 11417	Educational Services	Term Loan	Prime plus 2.75%	5/16/2029	85.8	85.8	76.3	0.02%
Zeb, LLC dba Papa John's	(#,^)	10235 W Roosevelt Rd, Westchester, IL 60154	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/16/2029	48.3	48.3	42.6	0.01%
Two Pie Lovers LLC dba Pizza Outpost	(#,^)	302 E. Millitary Hwy U1122, Brackettville, TX 78832	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/10/2044	43.5	43.5	46.8	0.01%
The Lobster Pot Inc	(#,^)	119 Hope St., Bristol, RI 02809	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/10/2044	367.1	367.1	396.7	0.12%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Crystal D. Walls dba Crystal's Cleaning Service	(#)	10862 Nichols Blvd, Olive Branch, MS 38654	Administrative and Support Services	Term Loan	Prime plus 6.5%	5/9/2029	9.9	9.9	9.8	—%
Aloha To Go LLC	(#,^)	5903 Seminole Boulevard, Seminole, FL 33772	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/9/2029	14.9	14.9	13.0	—%
Blue Country Firearms LLC	(#,^)	221 N Main St, Kingsfisher, OK 73750	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/8/2044	20.9	20.9	21.2	0.01%
Folklore Music Exchange LLC	(#,^)	617 Tennessee Ave, Charleston, WV 25302	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	5/6/2029	5.0	5.0	4.3	—%
NYM Solutions Inc.dba NYM Solutions, Inc	(#)	1250 NW 7th St. Ste 201, Miami, FL 33125	Insurance Carriers and Related Activities	Term Loan	Prime plus 6.5%	5/6/2029	12.2	12.2	12.1	—%
Global Enterprises LLC dba Verdi Pizza	(#,^)	3111 S Valley View Blvd, Las Vegas, NV 89102	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/3/2029	20.2	20.2	17.5	0.01%
EPIFAB,LLC	(#,^)	1341 Brooks St. Unit D, Ontario, CA 91762	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	5/3/2029	20.6	20.6	18.9	0.01%
Art Amore Studios, LLC	(#,^)	6507 Jester Blvd, Austin, TX 78750	Educational Services	Term Loan	Prime plus 2.75%	5/3/2029	5.4	5.4	4.7	—%
Mark Garvin dba Tipsy Canyon Winery	(#,^)	150 Upper Joe Creek Rd, Manson, WA 98831	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	5/3/2044	105.6	105.6	117.8	0.04%
Life View Prenatal Imagery, LLC	(#,^)	312 79th Ave North, Myrtle Beach, SC 29572	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/3/2029	5.9	5.9	5.3	—%
Modern Trousseau, LLC	(#,^)	125 Bradley Rd, Woodbridge, CT 06525	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	5/1/2029	302.1	302.1	296.8	0.09%
Disability Resolution P.A.	(#)	1619 Malon Bay Drive, Orlando, FL 32828	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	4/30/2029	4.3	4.3	4.3	—%
DeVega Juice Co, - East Cobb, LLC dba Clean Juice Johnson Ferry	(#,^)	1205 Johnson Ferry Rd Ste 124, Marietta, GA 30068	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2029	61.8	61.8	61.3	0.02%
Midlothian Hardware, Inc dba Grills True Value	(#,^)	475 West 147th St, Midlothian, IL 60445	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	4/29/2029	38.4	38.4	40.1	0.01%
Pellegrin Marine Transportation, LLC	(#,^)	117 Country Village Drive, Raceland, LA 70394	Support Activities for Transportation	Term Loan	Prime plus 2.75%	4/26/2029	121.6	121.6	111.7	0.03%
Sona USA, Inc	(#,^)	15280 NW 79th Ct Ste 109, Miami Lakes, FL 33016	Telecommunications	Term Loan	Prime plus 2.75%	4/26/2029	158.6	158.6	146.3	0.05%
Benevolent International Inc	(#,^)	2781 Saturn St. Ste F, Brea, CA 82821	Administrative and Support Services	Term Loan	Prime plus 2.75%	4/26/2029	75.7	75.7	65.8	0.02%
ASM Partners LLC	(#,^)	1619 Roberts Drive SE, Mableton, GA 30126	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/26/2029	234.7	234.7	221.3	0.07%
Jones Roger Sherman Inn, Inc.	(#,^)	195 Oenoke Ridge, New Canaan, CT 06840	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/25/2029	140.6	140.6	146.6	0.05%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Alan Russell Moldof CPA dba Al Russell Moldof CPA	(#)	15105 John J Delaney Dr. #D 170, Charlotte, NC 28277	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	4/25/2029	4.8	4.8	4.8	—%
La Dolce Vita LLC.	(#,^)	196 N. Holiday Rd, Miramar Beach, FL 32550	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/25/2044	467.7	467.7	509.3	0.16%
La Dolce Vita, LLC, La Dolce Vita Watersports LLC, LDV Golf Cart & Bil	(#,^)	196 N. Holiday Rd, Miramar Beach, FL 32550	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/25/2029	480.5	480.5	440.7	0.14%
Kenzington LLC	(#,^)	324 Main St South, Stillwater, MN 55082	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	4/24/2029	3.1	3.1	2.7	—%
Quality Living Medical Alert, LLC	(#,^)	1882 Capital Circle NE, Ste 104, Tallahassee, FL 32308	Social Assistance	Term Loan	Prime plus 2.75%	4/24/2029	52.9	52.9	49.7	0.02%
ER & DC McPherson Holdings, LLC	(#,^)	6957 W Broward Blvd., Plantation, FL 33317	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/19/2029	46.5	46.5	40.9	0.01%
All My Best Inc.	(#,^)	4320 Anthony Court Ste 1,2,3, Rocklin, CA 95677	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	4/19/2029	60.1	60.1	54.3	0.02%
Expert Building Services LLC	(#,^)	74 Roosevelt St., Pequannock Township, NJ 07440	Administrative and Support Services	Term Loan	Prime plus 2.75%	4/17/2029	19.6	19.6	17.0	0.01%
Rello, Inc. dba ID Salon	(#)	8063 Jericho Turnpike, Woodbury, NY 11797	Personal and Laundry Services	Term Loan	Prime plus 6.5%	4/17/2029	5.8	5.8	5.8	—%
Bottles on Broadway, LLC	(#,^)	1083 N Broadway, North Massapequa, NY 11758	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/17/2029	123.7	123.7	109.5	0.03%
2Choice2Friends dba 2 N 1 Salad Bar and Grill	(#)	901 W Braker Lane, Austin, TX 78758	Food Services and Drinking Places	Term Loan	Prime plus 6.5%	4/17/2029	12.1	12.1	12.0	—%
Modern Demo & Services LLC	(#,^)	10161 W Park Run Drive, Las Vegas, NV 89145	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/17/2029	120.1	120.1	105.9	0.03%
Pranamji Inc dba Ohara's Beverage Spot	(#,^)	2300 Levit Rd, Lorain, OH 44052	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/16/2044	46.9	46.9	48.5	0.02%
Cormac Enterprises, Inc	(#,^)	1205 38th Ave North, Myrtle Beach, SC 29577	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	4/16/2029	21.6	21.6	19.1	0.01%
Bill Berger LLC	(#,^)	8728 Tireman Ave, Detroit, MI 48204	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	4/12/2029	8.7	8.7	7.5	—%
Southern Gulf Construction, Inc.	(#,^)	367 Pine Island Rd, North Fort Myers, FL 33903	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/12/2029	106.9	106.9	103.6	0.03%
J.T. ONeill Company, LLC	(#,^)	19972 Willowin Farm Lane, Purceville, VA 20132	Real Estate	Term Loan	Prime plus 2.75%	4/12/2029	9.4	9.4	8.1	—%
Gilpin Enterprises, LLC dba Jon Smith Subs	(#,^)	17790 State Rd 54, Lutz, FL 33458	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/12/2029	76.0	76.0	67.9	0.02%
CK Heating and Cooling LLC	(#,^)	10017 Pebble Beach Drive, St. Louis, MO 63114	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/12/2029	19.7	19.7	17.2	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Samco Food Corp dba C-Town Supermarket	(#,^)	1761 Nostrand Ave, Brooklyn, NY 11226	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/12/2029	95.5	95.5	83.0	0.03%
P. Moss Enterprises, LLC dba Garage Experts-Mid Atlantic	(#,^)	3563 South River Terrace, Edgewater, MD 21037	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/12/2029	42.3	42.3	38.1	0.01%
Engineered Edibles, LLC	(#,^)	7926 Santa Fe Drive, Overland Park, KS 66204	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/12/2029	8.7	8.7	7.5	—%
VC Media Partners LLC	(#,^)	22120 Clarendon St., Woodland Hills, CA 91367	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/12/2029	122.3	122.3	106.6	0.03%
Maxiflex LLC	(#,^)	512 Verret St., New Orleans, LA 70114	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	4/11/2029	60.1	60.1	62.6	0.02%
VRGE Strategies LLC	(#,^)	1155 15th St NW, Washington, DC 20005	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/10/2029	131.0	131.0	113.8	0.04%
Georgetown Milling Co, LLC	(#,^)	9001 Wentworth Springs Rd, Georgetown, CA 95634	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	4/9/2029	12.3	12.3	11.1	—%
FRAJOVI Urban Air, LLC dba Urban Air Trampoline& Adventure Park	(#,^)	1256 Indian Head Rd, Toms River, NJ 08755	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	1/8/2030	575.0	575.0	583.3	0.18%
Marnon Enterprise LLC	(#,^)	6713 Biscay Hbr, San Antonio, TX 78249	Administrative and Support Services	Term Loan	Prime plus 2.75%	4/5/2029	4.6	4.6	4.0	—%
Bose and Avinder, Inc.and Carmel and Preet Inc	(#,^)	28201 Date Palm Drive, Cathedral City, CA 92234	Gasoline Stations	Term Loan	Prime plus 2.75%	4/5/2029	55.3	55.3	57.6	0.02%
Ren Investment Group Inc dba True Positon Manufacturing	(#,^)	40 Sandra Drive, South Windsor, CT 06074	Machinery Manufacturing	Term Loan	Prime plus 2.75%	3/29/2029	829.1	829.1	732.4	0.23%
J Brothers Enterprises, LLC	(#,^)	1101 NW 12TH Ave, Ava, MO 65608	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/29/2044	639.5	639.5	650.0	0.20%
La Favorita Radio Network	(#,^)	4043 Geer Rd, Hughson, CA 95326	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	3/29/2029	358.9	358.9	323.0	0.10%
EJ & James Transport LLC	(#,^)	3100 Drewsky Lane Unit 108, Fort Mills, SC 29715	Truck Transportation	Term Loan	Prime plus 2.75%	3/29/2029	9.0	9.0	8.4	—%
Royalty Freight Inc.	(#,^)	3728 W McKinley Ave, Fresno, CA 93772	Truck Transportation	Term Loan	Prime plus 2.75%	3/29/2029	413.5	413.5	385.0	0.12%
Reliable Power Group Inc. dba Batteries + bulbs Pensacola	(#,^)	6895 N. 9th Ave Ste B, Pensacola, FL 32504	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/29/2029	95.5	95.5	83.1	0.03%
Key HR Associates, Inc dba Parents Choice for Kids	(#,^)	3150 West Park Drive, Burnsville, MN 55306	Social Assistance	Term Loan	Prime plus 2.75%	3/29/2044	449.9	449.9	463.0	0.14%
Bright Freight Solution, LLC	(#,^)	1112 N Main St, Manteca, CA 95336	Truck Transportation	Term Loan	Prime plus 2.75%	3/29/2029	1,158.3	1,158.3	1,058.5	0.33%
Hamsons Inc.	(#,^)	4900 Hopyard Rd, Pleasanton, CA 94588	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/29/2029	179.1	179.1	155.4	0.05%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Pizzaplex L3C	(#,^)	4458 West Vernor Hwy, Detroit, MI 48209	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/29/2029	42.8	42.8	38.0	0.01%
Bhatti LLC dba Auntie Ann's & Bhatti LLC 1	(#,^)	7219 Silver Mist Ave, North Chesterfield, VA 23237	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/29/2029	157.9	157.9	137.0	0.04%
NuBe Business Group LLC	(#,^)	2140 44th St SE, Ste 201, Grand Rapids, MI 49508	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/29/2044	40.6	40.6	45.4	0.01%
StillBasi Holdings, Inc. dba Buxton Auto Transport	(#,^)	9371 Jackson Rd, Sacramento, CA 95826	Truck Transportation	Term Loan	Prime plus 2.75%	3/29/2029	286.6	286.6	261.1	0.08%
Felipe Antonio Del Valle M.D. P.A.	(#,^)	7190 SW 87th Ave Ste 203, Miami, FL 33173	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/29/2029	14.3	14.3	12.4	—%
Raven's Place LLC	(#,^)	13031 S Western Ave, Blue Island, IL 60406	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/29/2044	681.6	681.6	709.8	0.22%
Stillwater Ventures, LLC	(#,^)	8272 W. Sunset Blvd, Los Angeles, CA 90048	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/29/2029	397.5	397.5	376.2	0.12%
Iredell Oral & Facial Surgery, P.C. dba Johnson Oral Surgery	(#,^)	229 Medical Park Rd, Ste 310, Mooresville, NC 28117	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/29/2044	820.8	820.8	837.5	0.26%
Outtasight Careers, LLC dba Gecko Hospitality	(#,^)	109 W Fern St., Tampa, FL 33604	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/29/2029	49.7	49.7	43.1	0.01%
Turtle Shirts, LLC	(#,^)	10241 Metro Pkwy# 108, Ft Myers, FL 33966	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/29/2029	51.4	51.4	45.5	0.01%
Bayco Enterprises, Inc	(#,^)	128 Cowesett Ave, West Warwick, RI 02893	Gasoline Stations	Term Loan	Prime plus 2.75%	3/29/2044	197.0	197.0	219.9	0.07%
Peak Performance Associates LLC dba Nova Hypnosis and Wellnes	(#,^)	1485 Chain Bridge Rd #304-305, McLean, VA 22101	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/29/2029	57.3	57.3	49.8	0.02%
Knoxville Room Service	(#,^)	10670 Parkside Drive, Knoxville, TN 37922	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/29/2029	6.4	6.4	5.8	—%
Complete Care IT LLC	(#,^)	4801 South University Drive Ste 125, Davie, FL 33328	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/29/2029	50.2	50.2	43.6	0.01%
Skaggs RV Outlet ,LLC	(#,^)	301 Commerce Drive, Elizabethtown, KY 42701	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/28/2029	238.9	238.9	248.7	0.08%
J.C. Pallet Company, Inc.	(#,^)	18427 New Kent Hwy, Barhamsville, VA 23011	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	3/28/2029	429.9	429.9	412.3	0.13%
Cleland Pharmacy LLC	(#,^)	202 S First St., Wakeeney, KS 67672	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	3/28/2029	21.5	21.5	22.4	0.01%
Four Seasons Laser Center Inc.	(#,^)	4720 NW 2nd Ave Unit D104-105, Boca Raton, FL 33498	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/28/2029	14.3	14.3	13.9	—%
Planet X Tobacco & Gift, LLC	(#,^)	900 W Northern Lights Blvd, Anchorage, AK 99503	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/28/2044	283.3	283.3	306.1	0.09%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Children First Home Health Care, Inc. dba Health Calls	(#,^)	1220 Broadcasting Rd Ste 202, Wyomissing, PA 19610	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/28/2029	131.7	131.7	114.2	0.04%
RG Productions LLC	(#,^)	2414 W Battlefield Ste H, Springfield, MO 65807	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/28/2029	148.8	148.8	138.2	0.04%
GS Bath Inc	(#,^)	5335 E. Kaviland Ave, Fresno, CA 93725	Truck Transportation	Term Loan	Prime plus 2.75%	3/28/2029	298.6	298.6	276.4	0.09%
Custom Vinyl Products LLC	(#,^)	260 Enterprise Drive, Newport News, VA 23603	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/28/2044	1,003.8	1,003.8	1,056.1	0.33%
Cocomo Joe's LLC	(#,^)	3949 New Rd, Youngstown, OH 44515	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/28/2029	3.3	3.3	3.1	—%
PA Sobol Partners LLC dba Sobal	(#,^)	206 Rohrerstown Rd, Lancaster, PA 17603	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/28/2029	48.9	48.9	43.9	0.01%
Cinco Fit LLC dba Cinco Fit	(#,^)	23010 Highland Knolls Blvd, Ste G, Katy, TX 77494	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/27/2029	157.6	157.6	136.8	0.04%
Ocean Trans LLC and Dehal Trucking LLC	(#,^)	1415 W Anderson St., Stockton, CA 95206	Truck Transportation	Term Loan	Prime plus 2.75%	3/27/2029	71.1	71.1	74.1	0.02%
Danielle Vance LPC, LLC dba Danielle Vance MA, LPC	(#,^)	2543 Eliot St., Denver, CO 80211	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/27/2029	5.4	5.4	4.7	—%
DC AG, LLC dba Big B Sales	(#,^)	674 LA- 8, Sicily Island, LA 71368	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/27/2044	582.8	582.8	602.4	0.19%
Heritage Hills Athletics 1, LLC and Heritage Hills Athletics 1, LLC	(#,^)	2880 Carol Rd, East York, PA 17402	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/26/2044	1,239.3	1,239.3	1,301.4	0.40%
District 5 Boutique LLC	(#,^)	317 N Farview Ave, Paramus, NJ 07652	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/26/2029	119.4	119.4	103.6	0.03%
J & C May Properties, LLC	(#,^)	315 Sylamore Ave, Mountain View, AR 72560	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/22/2044	1,124.0	1,124.0	1,105.0	0.34%
Virginia Industrial Plastics, Inc.	(#,^)	2454 NE Side Hwy, Elkton, VA 22827	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	3/22/2044	294.0	294.0	327.8	0.10%
Skyways, LTD	(#,^)	350 15th St. NW, Huron, SD 57350	Support Activities for Transportation	Term Loan	Prime plus 2.75%	3/22/2029	788.5	788.5	690.1	0.21%
Gary Krause dba Gary Krause Landscaping & Design	(#,^)	489 Hamilton Rd, Jacksonville, OR 97530	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/22/2029	5.7	5.7	5.3	—%
Virginia Industrial Plastics, Inc.	(#,^)	2454 NE Side Hwy, Elkton, VA 22827	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	3/22/2029	258.7	258.7	269.3	0.08%
The Karate Dojo LLC	(#,^)	21 S Hope Chapel Rd, Jackson, NJ 08527	Educational Services	Term Loan	Prime plus 2.75%	3/21/2029	4.3	4.3	3.7	—%
Pitman Holding LLC	(#,^)	1116 E Main St, Richmond, VA 23219	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/21/2029	7.2	7.2	6.5	—%
American Trails Transport, LLC	(#,^)	8704 Grand Ave, Billings, MT 59106	Truck Transportation	Term Loan	Prime plus 2.75%	3/21/2029	52.5	52.5	48.3	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Dependable Lawn Care, Inc.	(#,^)	2320 138th St., Blue Island, IL 60406	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/21/2029	500.2	500.2	459.0	0.14%
Dependable Lawn Care, Inc.	(#,^)	2320 138th St., Blue Island, IL 60406	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/21/2044	189.1	189.1	207.4	0.06%
Mega Trucking LLC and Olyimpian Industries LLC	(#,^)	5979 NW 151st St, Miami Lakes, FL 33014	Truck Transportation	Term Loan	Prime plus 2.75%	3/20/2029	383.0	383.0	360.6	0.11%
Michigan Neurosurgical Institute P.C.	(#,^)	9400 S Saginaw St., Unit 1, Grand Blanc, MI 48439	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/20/2029	173.2	173.2	150.9	0.05%
Sound Manufacturing Inc	(#,^)	1 Williams Lane, Old Saybrook, CT 06475	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/20/2029	47.8	47.8	41.4	0.01%
Michigan Neurosurgical Institute, P.C.,,Optical Spine,LLC, MNI Great L	(#,^)	9400 S Saginaw St., Unit 1, Grand Blanc, MI 48439	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/20/2044	352.0	352.0	361.5	0.11%
Frontline Selling LLC	(#,^)	6505 Shiloh Rd #300,310,320, Alpharetta, GA 30005	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/19/2029	298.6	298.6	310.6	0.10%
Game Station, Inc.	(#,^)	2917 1st Ave SE, Cedar Rapids, IA 52402	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/19/2029	250.8	250.8	230.4	0.07%
Marvellous Print & Ship LLC	(#,^)	605 W Main St., Oxford, KS 67119	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/19/2029	3.2	3.2	2.8	—%
Panetcarne Inc.dba Jersey Mike's Subs Greenfield	(#,^)	23077 Greenfield Rd, Southfield, MI 48075	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2029	88.9	88.9	78.9	0.02%
Stepping Stones Children's Academy LLC	(#,^)	1655 E Warm Springs Rd, Las Vegas, NV 89119	Social Assistance	Term Loan	Prime plus 2.75%	3/15/2044	371.8	371.8	393.9	0.12%
Vanchoc Transport Inc	(#,^)	137 3rd St, Brooklyn, NY 11231	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/15/2029	83.7	83.7	72.7	0.02%
B & W Towing LLC	(#,^)	701 Addison Rd, Painted Post, NY 14870	Support Activities for Transportation	Term Loan	Prime plus 2.75%	3/15/2029	54.9	54.9	56.7	0.02%
Screening Services Group, LLC	(#,^)	8670 Wilshire Blvd, Beverly Hills, CA 90211	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	3/14/2029	268.9	268.9	240.0	0.07%
Space Express, LLC	(#,^)	2775 Burris Rd, Davie, FL 33314	Truck Transportation	Term Loan	Prime plus 2.75%	3/12/2029	143.4	143.4	127.6	0.04%
Mill Creek Early Childhood Program LLC	(#,^)	510 South Batavia Ave, Batavia, IL 60510	Social Assistance	Term Loan	Prime plus 2.75%	8/11/2029	60.9	60.9	53.0	0.02%
Precise Air Systems, Inc	(#,^)	5467 W San Fernando Rd, Los Angeles, CA 90039	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/8/2029	251.2	251.2	220.9	0.07%
Alpine Remediation, Inc, T & M Holdings, LLC	(#,^)	14252 W 44th Ave Unit F, Golden, CO 80403	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/8/2029	83.7	83.7	78.1	0.02%
Kalloren Provel LLC	(#,^)	6919 Oak Ridge Commerce Way, Austell, GA 30168	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/8/2044	281.3	281.3	298.0	0.09%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
D & S Village Hardware LLC dba Cedar Mountain Country Store & Samantha	(#,^)	3695 Movie Ranch Rd, Duck Creek, UT 84762	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/8/2044	200.0	200.0	215.9	0.07%
Wildflour Bakery & Cafe LLC	(#,^)	5137 Clareton Dr #100,110,120, Agoura Hills, CA 91301	Food Manufacturing	Term Loan	Prime plus 2.75%	3/8/2029	83.6	83.6	72.5	0.02%
SG Welch Inc dba Sparks Auto Service	(#,^)	19138 Molalla Ave, Oregon City, OR 97045	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/8/2029	59.7	59.7	52.9	0.02%
Seeds of Knowledge Creative Learning Center LLC	(#,^)	15101 West McNichols Rd, Detroit, MI 48235	Social Assistance	Term Loan	Prime plus 2.75%	3/7/2044	22.3	22.3	24.0	0.01%
Doble Rentals, L.L.C , Doble Rentals 2, LLC, Doble Rentals 3, LLC	(#,^)	487 Elizabeth Lake Rd, Waterford, MI 48328	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/4/2029	150.5	150.5	130.6	0.04%
Midwest Expediated Carrier Corporation	(#,^)	2200 N Stonington Ave #120, Hoffman Estates, IL 60169	Support Activities for Transportation	Term Loan	Prime plus 2.75%	3/1/2029	14.3	14.3	12.4	—%
Monkey Bones LLC	(#,^)	3361 Dayton Xenia Rd, Beavercreek, OH 45432	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2044	19.3	19.3	21.5	0.01%
Wooter Apparel, Inc	(#,^)	727 Page Ave., Staten Island, NY 10307	Nonstore Retailers	Term Loan	Prime plus 2.75%	2/28/2029	47.5	47.5	42.0	0.01%
NY Scoops LLC dba Cool Suppliers and Breakneck Road LLC	(#,^)	20 Silver Fox Lane, Sussex, NJ 07461	Food Manufacturing	Term Loan	Prime plus 2.75%	2/28/2029	48.4	48.4	46.5	0.01%
KSW Agency Inc.	(#,^)	330 Milltown Rd, Ste 22E, East Brunswick, NJ 08816	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	2/28/2029	14.3	14.3	14.9	—%
Woodard Electric Services, Inc.	(#,^)	1600 Carter Cove Rd, Hayesville, NC 28904	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/28/2029	20.5	20.5	18.1	0.01%
Shah Medical Center SC & Heeena Shyamani	(#,^)	484 Summit St, Elgin, IL 60120	Hospitals	Term Loan	Prime plus 2.75%	2/28/2044	251.3	251.3	247.6	0.08%
Legacy Roof Contractors LLC	(#,^)	32091 Broken Branch Circle, Spanish Fort, AL 36527	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/28/2044	297.1	297.1	305.0	0.09%
Matrix Z LLC	(#)	800 SW 21st Terrace, Ft Lauderdale, FL 33312	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 6.5%	2/27/2029	12.0	12.0	11.9	—%
Merdad Dentistry PLLC dba Easy Dental Care	(#,^)	7522 Old Linton Hall Rd, Gainesville, VA 20155	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/26/2029	15.0	15.0	13.0	—%
Harbor Management Company Inc dba Jamba Juice	(#,^)	5501 Josh Birmingham Pkwy Concourse A, Charlotte, NC 28208	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/22/2029	142.5	142.5	125.1	0.04%
EasyBooks, Inc.	(#,^)	949 Turquoise St., San Diego, CA 92109	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/22/2029	5.7	5.7	4.9	—%
Mia Restoration Inc dba PuroClean and Puroclean of Morristown NJ	(#,^)	3633 B Hill Rd, Parsippany, NJ 07054	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	2/21/2029	39.2	39.2	35.1	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Gomez Advanced Wellness Center, Inc.	(#,^)	2418 Central Ave, Charlotte, NC 28205	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/21/2044	148.6	148.6	156.5	0.05%
Citiline Cafe At Jacobs Plaza, LLC dba Citiline Cafe	(#,^)	12140 Wickchester Ln STE 130, Houston, TX 77079	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/20/2029	46.6	46.6	40.4	0.01%
Bowl 360 Inc.	(#,^)	98-18 Rockaway Blvd, Ozone Park, NY 11417	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/19/2029	154.5	154.5	144.3	0.04%
Bowl 360 Inc.	(#,^)	98-18 Rockaway Blvd, Far Rockaway, NY 11417	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/19/2029	132.5	132.5	115.5	0.04%
Rob Barletta's Hockey School, Inc	(#,^)	2130 Providence Hwy, Walpole, MA 02081	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	2/19/2029	103.3	103.3	107.6	0.03%
Outler Transportation Services,LLC	(#,^)	3775 Carriage Downs CT SW, Snellville, GA 30039	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	2/19/2029	42.7	42.7	37.8	0.01%
M & M Burgers Inc dba Checkers	(#,^)	530 Willis Ave, Bronx, NY 10455	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2029	109.4	109.4	97.0	0.03%
Integris Roofing, Inc	(#,^)	1174 Yellostone Drive, Lake Arrowhead, CA 92532	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/15/2029	21.4	21.4	18.5	0.01%
Tony Herring & Associates, Inc	(#,^)	211 West Camellia Drive, Slidell, LA 70458	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	2/14/2029	14.2	14.2	14.8	—%
Gateway Veterinary Services, P.C. dba Liberty Animal Clinic	(#,^)	9212 Liberty Ave, Ozone Park, NY 11417	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/14/2044	137.0	137.0	152.8	0.05%
Par-Man, Inc. dba Rockstar Tattoo	(#,^)	450 Fremont St #109 and 113, Las Vegas, NV 89101	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	2/14/2029	59.5	59.5	52.2	0.02%
KHSE Parks, Inc.	(#,^)	600 West Charles St., Matthews, NC 28105	Administrative and Support Services	Term Loan	Prime plus 2.75%	2/14/2029	78.4	78.4	68.0	0.02%
Precedence Enterprises LLC dba Spartan Junk Removal	(#,^)	8101 Sandy Spring Rd Ste 250N, Laurel, MD 20707	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	2/8/2029	15.6	15.6	14.3	—%
Pamletics LLC dba F45	(#,^)	22015 IH 10 West, San Antonio, TX 78249	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/8/2029	3.6	3.6	3.4	—%
Shepherd Fitness, LLC dba Workout Anytime Ooltewah	(#,^)	9408 Apison Pike, Ste 11, Ooltewah, TN 37363	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/8/2029	160.2	160.2	147.0	0.05%
EJGR Corp dba Brite Energy Solutions	(#,^)	87 Main St Upper Lvl, Hastings-on-Hudson, NY 10706	Utilities	Term Loan	Prime plus 2.75%	2/8/2029	59.4	59.4	51.7	0.02%
Creative Counseling Nashville PLLC	(#,^)	4119 Gallatin Pike, Nashville, TN 37216	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/7/2029	2.1	2.1	1.8	—%
Better Dayz PT, Inc. dba Physical Therapy Now	(#,^)	2804 NE 8th St. #203-206, Homestead, FL 33033	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/7/2029	21.4	21.4	18.7	0.01%
D & G Elite Construction, Inc.	(#,^)	217 Goldenrod Ave, Franklin Square, NY 11010	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/6/2029	123.6	123.6	128.7	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
RIHAHN INC dba RDBL, INC.	(#,^)	1397 McGuire Rd, Lamar, AR 72846	Forestry and Logging	Term Loan	Prime plus 2.75%	2/5/2029	6.6	6.6	6.8	—%
Hernando Beach Motel Inc.,The Purple Cow House of Pancake Inc	(#,^)	4291 Shoal Line Boulevard, Hernando Beach, FL 34607	Accommodation	Term Loan	Prime plus 2.75%	2/1/2029	14.2	14.2	14.8	—%
Jesus and Son's Landscape Contractors, LLC	(#,^)	4371 Durham Court, Denver, CO 80239	Administrative and Support Services	Term Loan	Prime plus 2.75%	2/1/2029	54.6	54.6	48.8	0.02%
Employer Resource Services LLC dba Data Pool	(#,^)	500 Research Rd, Richmond, VA 23236	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/31/2029	35.7	35.7	30.9	0.01%
MYC Motors Inc	(#,^)	3808 Vegas Drive, Las Vegas, NV 89108	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	1/30/2044	74.3	74.3	82.8	0.03%
FNF LLC dba WineStyles	(#,^)	11109 Old Seward Hwy, Anchorage, AK 99515	Food and Beverage Stores	Term Loan	Prime plus 2.75%	1/22/2029	233.8	233.8	203.0	0.06%
IGWT Coffee, LLC dba PJ's Coffee of New Orleans	(#,^)	414 Union St, Nashville, TN 37219	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/18/2029	77.9	77.9	67.6	0.02%
MMC Investors, LLC dba Clean Juice	(#,^)	2879 W 95th St. Ste 195, Naperville, IL 60564	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/18/2029	83.8	83.8	74.2	0.02%
Hilco Athletics & Graphics Inc	(#,^)	55 Green Hill St., West Warwick, RI 02816	Apparel Manufacturing	Term Loan	Prime plus 2.75%	1/16/2044	68.2	68.2	76.0	0.02%
CMLCLEARWATERBEACH.LLC dba Cousins Maine Lobster	(#,^)	309 Coronado Drive, Clearwater Beach, FL 33767	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/11/2029	84.7	84.7	74.5	0.02%
Fluid Connections LLC dba BurgerIM	(#,^)	174 El Cerrito Plaza, El Cerrito, CA 94530	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/11/2029	59.1	59.1	54.6	0.02%
HSR Tacos LLC dba California Tortilla	(#,^)	11694 Sudley Manor Drive, Manassas, VA 20109	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/11/2029	51.5	51.5	44.7	0.01%
Rashed and Shabila LLC	(#,^)	14865 Hwy 92, Woodstock, GA 30188	Gasoline Stations	Term Loan	Prime plus 2.75%	1/4/2029	21.2	21.2	19.7	0.01%
Romain Tower Inc. David Romaine, Sugar Land Crane and Rigging, LLC	(#,^)	215 S Persimmon St., Tomball, TX 77375	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	12/31/2028	223.4	223.4	193.8	0.06%
The Chop House Inc.	(#,^)	191 Old Tower Hill Rd., South Kingstown, RI 02879	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/31/2043	552.0	552.0	572.4	0.18%
Capitol Fitness Inc. dba Anytime Fitness Shelby	(#,^)	49045 Van Dyke Ave, Shelby Charter Township, MI 48317	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/28/2028	17.1	17.1	15.5	—%
Omega Funeral and Cremation Services,LLC	(#,^)	9503 Kenwood Rd, Cincinnati, OH 45242	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/28/2043	339.3	339.3	353.6	0.11%
American Rewinding of NC Inc dba MTS	(#,^)	1825 N Rocky River Rd, Monroe, NC 28110	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/28/2028	402.6	402.6	368.3	0.11%
Superior Concepts Acquisition Corp	(#,^)	1710 Tiles Court, Grand Haven, MI 49417	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/28/2043	504.4	504.4	509.3	0.16%
Superior Concepts Acquisition Corp	(#,^)	1710 Tiles Ct, Grand Haven, MI 49417	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/28/2028	112.6	112.6	102.7	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Galt Insurance Group of Bonita Springs, LLC & Bonita Safety Institut	(#,^)	10911 Bonita Beach Rd SE #104A & 104B, Bonita Springs, FL 34135	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	12/28/2043	18.6	18.6	20.7	0.01%
Nix and Nix Funeral Home North Inc,	(#,^)	1621 W. Dauphin St., Philadelphia, PA 19132	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/28/2043	566.0	566.0	614.5	0.19%
Fave Realty Inc.	(#,^)	74 Larkfield Rd, East Northport, NY 11731	Real Estate	Term Loan	Prime plus 2.75%	12/27/2043	122.2	122.2	136.3	0.04%
Medworxs Inc.	(#,^)	6857 Timbers Drive, Evergreen, CO 80439	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/27/2028	9.9	9.9	8.5	—%
East Breeze LLC dba Historic Springdale Pub and Eatery	(#,^)	32302 E Historic Columbia Riv Hwy, Corbett, OR 97019	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/27/2043	126.9	126.9	136.0	0.04%
Children First Home Health Care Inc	(#,^)	1220 Broadcasting Rd Ste 202, Wyomissing, PA 19610	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/27/2028	282.4	282.4	267.0	0.08%
Green Valley Landscape Management Inc. dba Apopka Mower and Equipment	(#,^)	2975 W Orange Blossom Trail, Apopka, FL 32712	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/27/2043	459.9	459.9	473.8	0.15%
Reservations Unlimited LLC	(#)	312 W Main St., Red River, NM 87558	Real Estate	Term Loan	Prime plus 2.75%	12/26/2043	140.8	140.8	151.2	0.05%
Timios Enterprises Corp dba Palm Court	(#,^)	1912 N Arlington Hts Rd, Arlington Heights, IL 60004	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/24/2043	700.4	700.4	739.5	0.23%
RM Hawkins LLC	(#,^)	5141 Topaz Drive, Colorado Springs, CO 80918	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/24/2028	281.6	281.6	260.3	0.08%
BD Branson Victorian LLC dba Branson Victorian Inn	(#,^)	450 South Hwy 165, Branson, MO 65616	Accommodation	Term Loan	Prime plus 2.75%	12/24/2043	492.5	492.5	530.6	0.16%
Royalty Freight Inc	(#,^)	3728 W McKinley Ave, Fresno, CA 93722	Truck Transportation	Term Loan	Prime plus 2.75%	12/21/2028	91.7	91.7	79.4	0.02%
Kyle M Walker DDS, PC	(#,^)	1402 W Park Ave, Orange, TX 77630	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2028	105.8	105.8	91.6	0.03%
The Law Office of Jared E. Shapiro, P.A	(#,^)	7777 Glades Rd Ste 100, Boca Raton, FL 33434	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/21/2028	10.6	10.6	9.2	—%
Burgess and Dudley, Incorporated	(#,^)	24462 NW 9th Place, Newberry, FL 32669	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/21/2028	223.5	223.5	203.1	0.06%
Diamond Estates LLC	(#,^)	110 Court St Ste 1, Cromwell, CT 06416	Construction of Buildings	Term Loan	Prime plus 2.75%	12/21/2028	70.5	70.5	61.1	0.02%
Fifth Wheel Truck Stop 001, Inc.	(#,^)	3767 South Golden State Blvd, Fresno, CA 93725	Gasoline Stations	Term Loan	Prime plus 2.75%	12/21/2028	100.0	100.0	86.6	0.03%
Sesolinc GRP, Inc.	(#,^)	806 Randy Lowery Rd, Statesboro, GA 30461	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/21/2028	352.3	352.3	329.7	0.10%
ETS Tree Service Inc and Eastern Tree Service, Inc	(#,^)	4813 Pinson Valley Parkway, Birmingham, AL 35215	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/21/2028	216.1	216.1	200.4	0.06%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
D.A.F.S Transport, LLC	(#,^)	207 S. Teresa St., Monahans, TX 79756	Truck Transportation	Term Loan	Prime plus 2.75%	12/21/2028	620.1	620.1	613.0	0.19%
Precision Bytes LLC dba Tower Connect	(#,^)	607 West Magnolia Ave, Fort Worth, TX 76104	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/21/2028	121.9	121.9	105.6	0.03%
Accel Compression Inc.,Accel Workover Services Inc dba Mica Tool & Tur	(#,^)	4500 S Country Rd, Odessa, TX 79768	Rental and Leasing Services	Term Loan	Prime plus 2.75%	6/21/2044	169.0	169.0	188.7	0.06%
LP Industries, Inc and Playground Packages, LLC	(#,^)	2040 Norwood, Lenoir, NC 28645	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/21/2028	88.6	88.6	77.0	0.02%
Cammarata Associates LLC	(#,^)	5 Greentree Center, Marlton, NJ 08053	Credit Intermediation and Related Activities	Term Loan	Prime plus 2.75%	12/21/2028	70.4	70.4	61.0	0.02%
Baseline Health, LLC & Baseline Health Management, LLC	(#,^)	1101 Stewart Ave Ste 104, Garden City, NY 11530	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2028	111.6	111.6	98.8	0.03%
C&D Trucking & Equipment Service, Inc.	(#,^)	4015 Jennings Rd, Cleveland, OH 44109	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/21/2043	116.0	116.0	129.3	0.04%
Roots N Shoots, LLC & Yardplus LLC	(#,^)	86 Boston Rd, Chelmsford, MA 01824	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/20/2028	50.7	50.7	45.0	0.01%
Healthy and Fresco LLC	(#,^)	1671 Belle Isle Ave, Ste 110 #C, Mt Pleasant, SC 29464	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/20/2029	43.2	43.2	38.8	0.01%
Flashii App, Inc.	(#,^)	75 E Santa Clara St, San Jose, CA 95113	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/20/2028	58.7	58.7	60.2	0.02%
Graff Excavating, Inc	(#,^)	803 E State St., Toledo, IA 52342	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	12/20/2028	183.7	183.7	161.8	0.05%
Alaska Motor Home Inc	(#,^)	6633 Brayton Drive, Anchorage, AK 99507	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/20/2028	281.8	281.8	264.0	0.08%
Local Liberty Inc dba The Wardsboro Country Store	(#,^)	23 Main St., Wardsboro, VT 05355	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/20/2043	153.7	153.7	164.8	0.05%
Yellow Fin Marine Services LLC, K Marine XI, LLC K Marine VIII, LLC	(#,^)	2043 Coteau Rd, Houma, LA 70364	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/20/2028	543.4	543.4	537.8	0.17%
Hotel Compete, LLC	(#,^)	223 W Jackson Blvd, Chicago, IL 60606	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/20/2028	58.7	58.7	50.8	0.02%
CK Green Partners, LLC dba Reis and Irvy"s Columbus	(#,^)	5010 Augusta Drive, Westerville, OH 43082	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/20/2029	178.3	178.3	168.3	0.05%
Marlin Lighting LLC	(#,^)	7207 B Lockport Pl, Lorton, VA 22079	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/19/2028	95.6	95.6	82.8	0.03%
The Cromer Company	(#,^)	9800 NW 78th Ave, Hialeah Gardens, FL 33016	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/19/2028	469.7	469.7	408.5	0.13%
Sheldon T Banks and Sheldon T Banks LLC dba Serenity Funeral chapel ll	(#)	G-2340 West Carpenter Rd, Flint, MI 48505	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/19/2044	416.5	416.5	446.5	0.14%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Goodson's Garden, LLC dba Always Goldies Florist	(#,^)	1812 Pulaski Hwy Ste A, Edgewood, MD 21040	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/19/2028	11.3	11.3	10.0	—%
JejoJesi Corp dba Dukunoo Jamaican Kitchen, Dunkunoo	(#,^)	316 NW 24th St., Miami, FL 33180	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/19/2029	70.1	70.1	65.2	0.02%
Accent Comfort Services, LLC	(#,^)	5035 W. W.T. Harris Blvd Ste C, Mecklenburg, NC 28269	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/19/2028	64.7	64.7	56.5	0.02%
Cordoba Foods LLC, Multi Logistics Network Inc, Karina Mena	(#,^)	4477 E 11th Ave, Hialeah, FL 33013	Food Manufacturing	Term Loan	Prime plus 2.75%	12/14/2028	298.3	298.3	271.7	0.08%
Healthy Human, LLC	(#,^)	1007 Johnnie Dodds Blvd, Ste 123, Mt Pleasant, SC 29464	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/14/2028	117.4	117.4	101.7	0.03%
Sound Contracting LLC	(#,^)	148 Holmgren Place, Girdwood, AK 99587	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/14/2043	195.3	195.3	203.7	0.06%
Stony Creek Wellness Group, LLC	(#,^)	264 Church St, Guilford, CT 06437	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/14/2043	97.7	97.7	105.0	0.03%
Sound Contracting LLC	(#,^)	148 Holmgren Place, Girdwood, AK 99587	Construction of Buildings	Term Loan	Prime plus 2.75%	12/14/2028	39.2	39.2	36.5	0.01%
Alpha Omega Trucking LLC	(#,^)	14432-14452 Stateline Rd, Brookings, OR 97415	Truck Transportation	Term Loan	Prime plus 2.75%	12/14/2028	65.9	65.9	68.5	0.02%
YBL Restaurant Group LLC dba Tropisueno	(#,^)	75 Yerba Buena Lane, San Francisco, CA 94103	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/14/2029	359.1	359.1	314.4	0.10%
Alpha Landscape Contractors, Inc	(#,^)	2823 Fllintstone Rd, Millers, MD 21102	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/14/2029	313.4	313.4	287.1	0.09%
Ventures TBD LLC dba The Bottle Tree	(#,^)	102 Davis St., Belmont, NC 28012	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/14/2043	97.7	97.7	101.0	0.03%
Mediterranean Tastes Inc dba Mediterranean Tastes Since 1974	(#,^)	196-15 Northern Blvd, Flushing, NY 11318	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/14/2028	14.8	14.8	12.9	—%
Peanut Butter & Co., Inc.	(#,^)	119 West 57th St., Ste 300, New York, NY 10019	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/14/2028	234.9	234.9	203.5	0.06%
L&M Services, LLC	(#,^)	560 Main St., Milford, UT 84751	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/14/2043	197.9	197.9	208.5	0.06%
Aero Consulting and Engineering Inc	(#,^)	7941 NW 3rd St., Plantation, FL 33324	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/14/2028	14.1	14.1	12.2	—%
Fitness Orlando LLC & Fitness Orlando Oviedo, LLC	(#,^)	160 Tuskawilla Rd Ste 1214, Winter Springs, FL 32708	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/14/2028	258.8	258.8	234.8	0.07%
Tapia Auto Care, LLC dba Shoreline Quick Lube and Car Wash	(#,^)	2 Center Rd, Old Saybrook, CT 06475	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/13/2043	967.3	967.3	992.6	0.31%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
D for Dream LLC dba Blo Blow Dry Bar Inc	(#,^)	460 East 3rd Ave, New York, NY 10016	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/13/2029	70.9	70.9	61.7	0.02%
United States Plastic Equipment LLC	(#,^)	4447 OH-303, Mantua, OH 44255	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/13/2028	137.1	137.1	118.8	0.04%
Burton Realty Co., Inc dba Anchor Realty, Northeast	(#,^)	2200 Michener St Ste 12, Philadelphia, PA 19115	Real Estate	Term Loan	Prime plus 2.75%	12/13/2028	284.6	284.6	246.6	0.08%
The Miller Center for Esthetic Excellence,	(#,^)	22 Old Short Hills Rd, Livingston, NJ 07039	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/13/2043	384.3	384.3	378.2	0.12%
Plan B Burger LLC	(#,^)	484 Farmington Ave, Hartford, CT 06105	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/13/2029	986.6	986.6	899.9	0.28%
OC Helicopters LLC	(#,^)	19711 Campus Drive Ste 260, Santa Ana, CA 92707	Air Transportation	Term Loan	Prime plus 2.75%	12/13/2028	84.7	84.7	88.1	0.03%
Tier1 Solutions LLC	(#,^)	1000 Essington Rd Ste 111, Joliet, IL 60435	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/12/2029	9.6	9.6	8.3	—%
Behind The Scenes Chicago, LLC dba Paramount Events	(#,^)	1750 W Lake St, Chicago, IL 60612	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/12/2029	240.8	240.8	235.1	0.07%
Mateo Enterprise Inc dba El Milagro Market	(#,^)	575 Panama Lane, Bakersfield, CA 93307	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/12/2043	118.8	118.8	122.7	0.04%
Mateo Enterprise Inc dba El Milagro Market	(#,^)	575 Panama Lane, Bakerfield, CA 93307	Food and Beverage Stores	Term Loan	Prime plus 2.75%	1/12/2029	56.4	56.4	48.9	0.02%
Ashwood Food Services, Incorporated dba Jake Rooney's	(#,^)	119 Brooks Rd, Harwich Port, MA 02646	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/12/2029	63.4	63.4	58.0	0.02%
Ashwood Food Services Inc. dba Jake Rooney's	(#,^)	119 Brooks Rd, Harwich Port, MA 02646	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/12/2043	212.8	212.8	231.0	0.07%
Airstrike Firefighters LLC	(#,^)	18115 62nd Ave NE, Kenmore, WA 98028	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	12/12/2028	1,174.3	1,174.3	1,112.0	0.35%
Anglin Cultured Stone Products LLC dba Anglin Construcion	(#)	877 Salem Church Rd, Newark, DE 19702	Specialty Trade Contractors	Term Loan	8.25%	1/12/2029	60.8	60.8	56.8	0.02%
Duck's Nuts Inc dba Pet Place Market	(#,^)	212 Bendigo Blvd. N, North Bend, WA 98045	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	1/11/2029	40.6	40.6	37.9	0.01%
Hilltop Wine Shop, Inc dba Hiltop Wine Shop	(#,^)	7505 Highland Rd, White Lake, MI 48383	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/11/2043	126.7	126.7	133.2	0.04%
TFE Resources ,LTD	(#,^)	11 Easter Court Ste G, Owings Mills, MD 21117	Utilities	Term Loan	Prime plus 2.75%	1/11/2029	561.4	561.4	503.9	0.16%
Oregon Medical Training Private Career School Inc.	(#,^)	1126 Gateway Loop Ste 108, Springfield, OR 97702	Educational Services	Term Loan	Prime plus 2.75%	1/11/2029	37.6	37.6	32.6	0.01%
Googlyoogly, LLC dba Bi-Rite Supermarket	(#,^)	10867 W Jefferson Ave, River Rouge, MI 46218	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/11/2043	200.9	200.9	207.7	0.06%
White Wilson & Associates LLC	(#,^)	16238 Louis Ave., South Holland, IL 60473	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/11/2043	42.1	42.1	43.4	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
EMES Supply, LLC	(#,^)	35622 Vine St., EastLake, OH 44095	General Merchandise Stores	Term Loan	Prime plus 2.75%	1/11/2029	117.8	117.8	104.7	0.03%
B&B Bodega of Delray LLC	(#,^)	190 NE 2nd Ave, Delray Beach, FL 33444	Food and Beverage Stores	Term Loan	Prime plus 2.75%	1/11/2029	14.5	14.5	12.7	—%
Team Henry, LLC dba Kelly Automotive of Deltona	(#,^)	1290 Doyle Rd, Deltona, FL 32725	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/10/2043	387.2	387.2	398.6	0.12%
ZLM Services LLC	(#,^)	51343 Oro Rd, Shelby Township, MI 33444	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/10/2029	37.6	37.6	32.6	0.01%
Food Service Industry Consultants Inc.	(#,^)	1465 Kelly Johnson Blvd, Colorado Springs, CO 80920	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/7/2029	67.2	67.2	58.5	0.02%
Shining Star Kids, Inc. dba Brain Balance	(#,^)	17323 Ventura Blvd, Encino, CA 91316	Educational Services	Term Loan	Prime plus 2.75%	1/7/2029	82.3	82.3	71.9	0.02%
3SIXO Motorsports LLC dba 3SIXO Motorsports Shop	(#,^)	217 W Main St., Centralia, WA 98531	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	1/6/2029	94.6	94.6	82.6	0.03%
CET Inc	(#,^)	4709 N El Capitan Ave Ste 205, Fresno, CA 93722	Truck Transportation	Term Loan	Prime plus 2.75%	1/6/2029	1,154.6	1,154.6	1,045.1	0.32%
Metro R Services Inc. and Metal & Roof Supplies Inc.	(#,^)	20 Universal Place, Carlstadt, NJ 07072	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/6/2029	195.0	195.0	203.0	0.06%
Unique Home Solutions Inc. and Unique Home Solutions of Ohio	(#,^)	5550 Progress Rd, Indianapolis, IN 46241	Construction of Buildings	Term Loan	Prime plus 2.75%	1/5/2029	234.9	234.9	244.6	0.08%
Levine Daycare Inc dba Kids R Kids	(#,^)	415 Woodbury Rd, Orlando, FL 32828	Social Assistance	Term Loan	Prime plus 2.75%	1/5/2029	253.7	253.7	233.7	0.07%
Consulting Solutions, Inc and Mark Luciani	(#,^)	3000 N Federal Hwy Ste 1, Fort Lauderdale, FL 33306	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/5/2029	54.4	54.4	47.2	0.01%
Little West LLC, 340 Group LLC, Retail West LLc, Andrew W Walker, Cass	(#,^)	342 South La Brea Ave, Los Angeles, CA 90036	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/5/2029	82.4	82.4	72.4	0.02%
The Altitude Group LLC	(#,^)	949 A Clint Moore Rd, Boca Raton, FL 33487	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/4/2029	130.9	130.9	114.3	0.04%
Access Staffing, LLC	(#,^)	360 Lexington Ave 8th Fl, New York, NY 10017	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/4/2029	182.5	182.5	158.4	0.05%
Jay Carlton's, LLC dba Jay Birds Rotisserie & Grill	(#,^)	24480 W 10 Mile RD, Southfield, MI 48033	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/4/2029	37.2	37.2	34.8	0.01%
Swantown Inn and Spa, LLC	(#,^)	1431 11th Ave SE, Olympia, WA 98501	Accommodation	Term Loan	Prime plus 2.75%	1/3/2029	12.7	12.7	13.2	—%
York Concrete Corp	(#,^)	1 Plumb CT., Huntington Station, NY 11746	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/3/2043	197.9	197.9	217.9	0.07%
Hernando Beach Motel LLC,The Purple Cow House o APancake AInc.	(#,^)	4291 Shoal Line Boulevard, Hernando Beach, FL 34607	Accommodation	Term Loan	Prime plus 2.75%	11/30/2043	222.4	222.4	247.8	0.08%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Tammy's Place LLC	(#,^)	235 North Mosby Ave, Littleton, NC 27850	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/30/2044	436.0	436.0	481.7	0.15%
Microplex Co, Third Market LLC	(#,^)	244 Spokane Ave, Whitefish, MT 59937	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/30/2028	154.1	154.1	133.7	0.04%
Luxury Furniture, Inc.dba Venicasa & Luxe Home Interiors	(#,^)	13762 W State Rd 84, Davie, FL 33325	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/30/2028	116.8	116.8	115.4	0.04%
Cabrera's Auto Services LLC	(#,^)	2206 N Central Ave, Chicago, IL 60639	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/30/2043	80.2	80.2	85.3	0.03%
Water Station Holdings LLC	(#,^)	1104 N Keystone Ave, Indianapolis, IN 46201	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/30/2028	647.3	647.3	613.3	0.19%
Albert M. Quashie, DDS, PC	(#,^)	3331 Toledo Terrace Ste 308, Hyattsville, MD 20782	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/29/2043	64.4	64.4	67.1	0.02%
JJB Production LLC	(#,^)	458 N 7th St., Newark, NJ 07107	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/29/2028	6.9	6.9	6.0	—%
Albert M Quashie, DDS, PC	(#,^)	3331 Toledo Terrace Ste 308, Hyattsville, MD 20782	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/29/2028	81.8	81.8	77.7	0.02%
Sky Wonder Pyrotechnics, LLC dba Sky Wonder Fire and Safety Gear Up Te	(#,^)	3626 CR 203, Liverpool, TX 77577	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/28/2043	429.3	429.3	478.2	0.15%
Level Up Gaming, Inc	(#,^)	1132 Creighton Rd, Pensacola, FL 32504	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	11/28/2043	89.0	89.0	90.5	0.03%
Extreme Granite Corp	(#,^)	251 NW 1st St., Deerfield Beach, FL 33441	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/28/2043	185.4	185.4	202.6	0.06%
True Love Christian Academy LLC	(#,^)	466 E Raines Rd, Memphis, TN 38109	Social Assistance	Term Loan	Prime plus 2.75%	12/28/2043	41.5	41.5	45.5	0.01%
BEK Holdings LLC, Veseli Fine Art Galleries, LLC, Trusted.com LLC, Exe	(#,^)	12930 Worldgate Drive, Herndon, VA 20170	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/21/2028	1,188.9	1,188.9	1,221.9	0.38%
Best Global Alternative North, LLC	(#,^)	69 Lewis Ave, Atlantic Beach, NY 11509	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/21/2028	81.7	81.7	70.8	0.02%
M.A.W. Enterprises LLC dbaY-Not Pizza	(#,^)	45 E Main St., New Palestine, IN 46163	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/21/2028	21.0	21.0	19.4	0.01%
Thames Aquatic Club, LLC	(#,^)	14 Iron St., Ledyard, CT 06339	Educational Services	Term Loan	Prime plus 2.75%	10/21/2029	42.8	42.8	44.8	0.01%
On Call Electrical of Georgia LLC	(#,^)	2120 Plaster Bridge Rd NE, Atlanta, GA 30324	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/20/2043	656.9	656.9	682.6	0.21%
Commonwealth Warehouse Inc	(#,^)	11013 Kenwood Rd., Cincinnati, OH 45242	Warehousing and Storage	Term Loan	Prime plus 2.75%	12/20/2028	395.5	395.5	371.0	0.12%
High Desert Transport, Inc.	(#,^)	2015 Woodspring Terrace, Henderson, NV 89012	Truck Transportation	Term Loan	Prime plus 2.75%	12/19/2028	71.0	71.0	64.0	0.02%
K & A Automotive Inc	(#,^)	2070 Nooseneck Hill Rd, Coventry, RI 02816	Gasoline Stations	Term Loan	Prime plus 2.75%	11/19/2043	120.8	120.8	131.2	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Beau & HB Inc dba Beau's Billiard, Bowling & Arcade	(#,^)	100 Village Rd, Port Lavaca, TX 77979	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/16/2029	41.1	41.1	40.7	0.01%
Cocomo Joe's LLC	(#,^)	3949 New Rd, Youngstown, OH 44515	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2028	0.6	0.6	0.5	—%
Saunders Management LLC dba Northern Light Espresso Bar and Cafe	(#,^)	536 Spruce St, Scranton, PA 18503	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/16/2028	37.9	37.9	39.4	0.01%
Beau & HB Inc dba Beau's Billard, Bowling & Arcade	(#,^)	100 Village Rd, Port Lavaca, TX 77979	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/16/2043	69.7	69.7	73.2	0.02%
Cali Fit Meals	(#,^)	3450 E Orangethrope Ave, Anaheim, CA 92806	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2028	58.4	58.4	50.8	0.02%
Allegro Assisted Living Services of Texas LLC	(#,^)	3400 Remington Dr, Plano, TX 75023	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	11/15/2043	93.9	93.9	104.6	0.03%
Schafer Fisheries Inc.	(#,^)	21985 Waller Rd, Fulton, IL 61252	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	11/14/2028	47.0	47.0	48.8	0.02%
Salon Femi LLC	(#,^)	1107 Broad St., Bloomfield, NJ 07003	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/9/2028	7.0	7.0	6.7	—%
US Dedicated LLC	(#,^)	13410 SE 26th Circle, Vancouver, WA 98683	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/9/2028	392.2	392.2	346.7	0.11%
Jinwoo Sushi Inc	(#,^)	6590 Sugarloaf Pkwy, Duluth, GA 30097	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/9/2028	20.7	20.7	21.5	0.01%
McNeill Stokes	(#,^)	5372 Whitehall Pl SE, Mableton, GA 30126	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/8/2028	6.3	6.3	5.5	—%
Vancole Investments, Inc. dba Smoothie King #913	(#,^)	876 Virginia Ave, Hapeville, GA 30354	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/7/2044	414.5	414.5	427.7	0.13%
JN Thompson Ent,Inc.	(#,^)	400 5th Ave S Ste 100, Naples, FL 34102	Construction of Buildings	Term Loan	Prime plus 2.75%	12/7/2028	377.5	377.5	340.1	0.11%
JP Dhillon's Foods LLC	(#,^)	840 El Paseo de Saratoga, San Jose, CA 95130	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/1/2029	91.9	91.9	79.9	0.02%
Modutech Marine Inc	(#,^)	2218 Marine View Drive, Tacoma, WA 98422	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	12/1/2028	350.4	350.4	364.3	0.11%
Peter Thomas Roth Labs LLC and June Jacobs Labs, LLC	(#,^)	460 Park Ave, Fl 16, New York, NY 10022	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/1/2028	303.5	303.5	262.9	0.08%
Steele Security, LLC dba Signal 88 Security of San Antonio	(#,^)	11230 West Ave Ste 2210, San Antonio, TX 78213	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/31/2028	103.2	103.2	90.7	0.03%
Abington Caregivers, LLC	(#,^)	7804 Montgomery Ave Unit 3-6, Elkins Park, PA 19027	Social Assistance	Term Loan	Prime plus 2.75%	11/30/2043	123.9	123.9	132.1	0.04%
Organic Juice Bar Wexford LLC dba The OJB "The Organic Juice Bar"	(#,^)	1500 Village Run Rd, Wexford, PA 15090	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/30/2029	76.4	76.4	67.8	0.02%
C.A.T.I. Armor, LLC	(#,^)	435 Packard Hwy, Charlotte, MI 48813	Apparel Manufacturing	Term Loan	Prime plus 2.75%	10/30/2043	207.9	207.9	216.7	0.07%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
UK, LLC dba Pita Pit	(#,^)	20038 West Valley HWY, Kent, WA 98032	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/30/2029	57.9	57.9	51.9	0.02%
JAL Group, Inc. dba Brainy Boulevard Daycare	(#,^)	3340-3342 West Bryn Mawr Ave, Chicago, IL 60659	Social Assistance	Term Loan	Prime plus 2.75%	10/29/2028	53.9	53.9	47.4	0.01%
Ohio Gold & Pawn LLC, Our New Building LLC and Corey Fischer	(#,^)	3970 Everhard Rd NW, Canton, OH 44709	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	10/26/2028	136.9	136.9	142.4	0.04%
Reliant Trucking Inc.	(#,^)	7197 Koamano St, Honolulu, HI 96825	Truck Transportation	Term Loan	Prime plus 2.75%	10/25/2028	123.4	123.4	114.0	0.04%
The Face Place, LLC dba Classic Aesthetics	(#,^)	4268 Cahaba Heights CT Ste 115, Vestavia, AL 35243	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/25/2028	9.3	9.3	8.1	—%
Bellas Sports Pub, Inc dba Brewmasters Tavern	(#,^)	1152 Main St., Coventry, RI 02816	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/24/2043	68.5	68.5	75.6	0.02%
Shovels and Whiskey LLC	(#,^)	446 SE Washington St, Hillsboro, OR 97123	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	10/16/2043	75.6	75.6	82.0	0.03%
Hackstaff Restaurants LLC	(#,^)	248 W 1st St. Ste 201, Reno, NV 89501	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2029	147.6	147.6	131.1	0.04%
TA Coleman, LLC dba Tom's Truck Shop	(#,^)	2101 Route 610, Woodbine, NJ 08270	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/12/2028	5.4	5.4	5.1	—%
Cater To You Agency, LLC, dba Cater To You	(#,^)	1319 Sherrick Rd SE, Canton, OH 44707	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/11/2043	22.3	22.3	23.2	0.01%
Faydon, Inc	(#,^)	1905 W Baker St., Ste A, Plant City, FL 33567	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	10/10/2028	69.6	69.6	72.0	0.02%
MB Click It Photography, LLC	(#,^)	100 Manchester Ranch Place, Aynor, SC 29511	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/10/2043	37.9	37.9	40.7	0.01%
Wellfleet Consulting Inc.	(#,^)	2275 Research Blvd Ste 500, Rockville, MD 20850	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/9/2028	13.9	13.9	12.1	—%
Apps Inc and Market Share Inc.	(#,^)	80 Main St., Old Saybrook, CT 06475	Telecommunications	Term Loan	Prime plus 2.75%	10/5/2028	88.2	88.2	76.4	0.02%
Moore Care LLC	(#,^)	8550 United Plaza Blvd., Baton Rouge, LA 79809	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/4/2028	48.3	48.3	41.8	0.01%
JAM Media Solutions LLC	(#,^)	11 Netherwood Terrace, East Orange, NJ 07017	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/28/2028	811.9	811.9	728.8	0.23%
SwabCo Inc.	(#,^)	2341 East Ellis St., Leveland, TX 79336	Support Activities for Mining	Term Loan	Prime plus 2.75%	9/28/2043	928.1	928.1	977.9	0.30%
Rami Technology USA, LLC	(#,^)	10400 NW 33rd St., Miami, FL 33172	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	9/28/2028	165.9	165.9	145.4	0.05%
Mellow Sweets, Inc dba Jaafer Sweets & Marwan Hamdan	(#,^)	4825 North Kedzie Ave, Chicago, IL 60625	Food Manufacturing	Term Loan	Prime plus 2.75%	9/28/2028	53.0	53.0	46.3	0.01%
Burd Brothers Inc.	(#,^)	4005 Borman Drive, Batavia, OH 45103	Truck Transportation	Term Loan	Prime plus 2.75%	9/28/2028	494.2	494.2	471.5	0.15%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
A-1 Van Sevices, Inc.	(#,^)	154 Sandy Creek Rd, Verona, PA 15147	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/28/2028	97.7	97.7	95.3	0.03%
Throop Family Holdings, Inc	(#,^)	7130 Crater Lake, White City, OR 97603	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/28/2043	635.0	635.0	661.2	0.21%
La Venezia Corporation dba La Venezia Ballroom & Robertos Lounge	(#,^)	4646 SE 11th Place, Cape Coral, FL 33904	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/28/2043	325.9	325.9	348.9	0.11%
LG Law Center, Inc	(#,^)	15452 Amar Rd, La Puente, CA 91744	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/27/2028	13.8	13.8	12.4	—%
Blackwater Diving, LLC	(#,^)	112 Forrest Rd, Morgan City, LA 70380	Support Activities for Mining	Term Loan	Prime plus 2.75%	9/27/2028	735.8	735.8	656.9	0.20%
Quality Electric & Data	(#,^)	85 Franklin Rd Unit 9B, Dover, NJ 07801	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/27/2028	93.5	93.5	89.3	0.03%
Blue Seven, LLC	(#,^)	11111 San Jose Blvd, Ste 70, Jacksonville, FL 32223	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/27/2029	55.5	55.5	50.4	0.02%
Action Barricade Company, LLC and Barricade Holding LLC	(#,^)	1802 N 27th Ave, Phoenix, AZ 85009	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/27/2028	286.5	286.5	274.7	0.09%
Quality Electric & Data Inc.	(#,^)	85 Franklin RD Unit 9B, Dover, NJ 07801	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/27/2043	128.4	128.4	131.7	0.04%
Catherine Brandon, PSY.D., Inc dba Kenneth A Deluca, PH.D., & Associat	(#,^)	35888 Center Ridge Rd #5-6, North Ridgeville, OH 44039	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/27/2028	109.2	109.2	95.1	0.03%
TFR Transit Inc, The Free Ride Inc, South Florida Free Ride Inc.,Tag-A	(#,^)	777 S Flagler Dr. Ste 800W, West Palm Beach, FL 33401	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/27/2028	115.0	115.0	107.7	0.03%
Dentistry By Design, P.C	(#,^)	315 Walt Whitman Rd, #204/5, South Huntington, NY 11746	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/26/2028	13.8	13.8	12.3	—%
US Shipping Trans Inc, Esteem Trucking Inc	(#,^)	16102 Sweetwater Court, Lathrop, CA 95330	Truck Transportation	Term Loan	Prime plus 2.75%	9/26/2028	777.1	777.1	760.7	0.24%
Above and Beyond Preschool LLC	(#,^)	672-678 Camellia Drive, Royal Palm Beach, FL 33411	Social Assistance	Term Loan	Prime plus 2.75%	9/26/2043	544.7	544.7	587.1	0.18%
LTS School, Inc.	(#,^)	3731 NW 9th Ave, Deerfield Beach, FL 33064	Educational Services	Term Loan	Prime plus 2.75%	9/26/2043	99.6	99.6	111.0	0.03%
Anglin Cultured Stone Products LLC dba Anglin Construction	(#,^)	877 Salem Church Rd, Newark, DE 19702	Construction of Buildings	Term Loan	8.25%	9/26/2028	95.5	95.5	81.1	0.03%
Ace Auto Recovery, Inc.	(#,^)	1209 North Lane Ave, Jacksonville, FL 32254	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/26/2043	157.7	157.7	168.5	0.05%
Bhatti LLC, Bhatti 3 LLC, dba Auntie Annes	(#,^)	7219 Silver Mist Ave, North Chesterfield, VA 23237	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/25/2028	115.3	115.3	103.9	0.03%
Newsome Mobile Notary LLC	(#,^)	8153 12th Ave SW, Seattle, WA 98106	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/25/2028	4.8	4.8	4.2	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Steadfast Support Services, LLC	(#,^)	1432 Crooked Stick Drive, O'Fallon, MO 63366	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	9/25/2028	9.7	9.7	8.4	—%
Phillip Ramos Upholstery Inc.	(#,^)	3835 Elm St., Denver, CO 80207	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/24/2028	14.2	14.2	12.3	—%
DC Lofty, LLC,	(#,^)	301 I St. NW, Washington, DC 20001	Accommodation	Term Loan	Prime plus 2.75%	9/21/2028	20.7	20.7	18.1	0.01%
Southern Services and Equipment, Inc	(#,^)	321 Bayou Rd, Saint Bernard, LA 70085	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/21/2028	402.2	402.2	381.0	0.12%
Southern Services and Equipment, Inc.	(#,^)	321 Bayou Rd, Saint Bernard, LA 70085	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/21/2043	207.9	207.9	211.6	0.07%
MillClem Corporation & Monticello Corporation	(#,^)	16660 Oak St., Dillwyn, VA 22936	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	9/21/2043	326.0	326.0	362.8	0.11%
The Garden Club, LLC	(#,^)	125 South DuBuque St., Iowa City, IA 52240	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/21/2028	6.2	6.2	5.4	—%
D & D Optics Inc dba Sterling Optical	(#,^)	1487 East LaSalle Drive, Bismark, ND 58503	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2028	49.7	49.7	43.9	0.01%
Tables and Bars Services, Inc and Tables and Bars Rentals, LLC	(#,^)	5051 Peachtree Corners Cir #200, Norcross, GA 30092	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/20/2028	16.6	16.6	15.4	—%
Sommer Auto Sales, Inc	(#,^)	8670 E. Main St., Reynoldsburg, OH 43068	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/20/2028	329.4	329.4	341.5	0.11%
Super Station Inc	(#,^)	8855 N Country Rd 25A, Pique, OH 45356	Gasoline Stations	Term Loan	Prime plus 2.75%	9/19/2043	207.4	207.4	230.8	0.07%
Dash Point Distributing LLC, Dash Point Logistics LLC and Sara Consal	(#,^)	35000 Pacific Hwy, Federal Way, WA 98003	Truck Transportation	Term Loan	Prime plus 2.75%	9/19/2028	432.2	432.2	374.0	0.12%
Watearth Inc	(#,^)	445 S Figuerora Ste 3128, Los Angeles, CA 90071	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/19/2028	20.7	20.7	17.9	0.01%
Lewis River Golf Course, Inc.	(#,^)	3209 Lewis River Rd, Woodland, WA 98674	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/19/2043	491.9	491.9	547.5	0.17%
C3 Capital, Inc	(#,^)	10010 N. Hampton Cove Lane, Indianapolis, IN 46236	Nonstore Retailers	Term Loan	Prime plus 2.75%	9/19/2028	621.2	621.2	598.5	0.19%
M&P RV LLC dba M&P RV	(#,^)	10 Century Lane, Dillsburg, PA 17019	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/19/2043	110.7	110.7	122.3	0.04%
DB Talak LLC	(#,^)	2018 SE 6th Ave, Portland, OR 97214	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/18/2043	149.5	149.5	157.4	0.05%
E & G Enterprises LLC dba Comfort Keepers	(#,^)	220 Middle St., Franklin, VA 23851	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/18/2028	5.5	5.5	4.8	—%
Glendale Grill Inc, Roddy Cameron, Jr & John K Symasko	(#,^)	65 Glendale St., Easthampton, MA 01027	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/17/2043	172.2	172.2	182.3	0.06%
Pastel de Feira LLC dba Original Pastel De Feira	(#,^)	4244 Pine Ridge CT, Weston, FL 33331	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/17/2028	5.6	5.6	5.2	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Culmination Motorsports, Inc.	(#,^)	160 W 91st Ave Unit B, Anchorage, AK 99515	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2043	550.5	550.5	608.3	0.19%
Baby's on Broadway LLC	(#,^)	47 E Broadway, Little Falls, MN 56345	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	9/14/2028	46.0	46.0	43.0	0.01%
L&M Equipment, Inc	(#,^)	Mile 2.5 Alaska Peninsula Hwy, Naknek, AK 99633	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/14/2043	1,229.8	1,229.8	1,314.4	0.41%
Innovim LLC	(#,^)	6401 Golden Triangle Dr. #200, Greenbelt, MD 20770	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/14/2028	115.0	115.0	99.4	0.03%
J & C Garcia LLC	(#,^)	26 Broad St., Alexander City, AL 35010	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/14/2028	68.1	68.1	60.4	0.02%
QBS, LLC dba Sterling Optical Exton	(#,^)	211 W Lincoln Hwy, Exton, PA 19341	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/14/2028	74.7	74.7	65.3	0.02%
Rihahn Inc. dba RDBL, Inc	(#,^)	1397 McGuire Rd, Lamar, AR 72846	Forestry and Logging	Term Loan	Prime plus 2.75%	9/14/2028	126.2	126.2	117.5	0.04%
Underground Productions LLC dba 31 Escape	(#,^)	1731 Decatur Hwy, Fultandale, AL 35068	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/13/2043	97.2	97.2	108.2	0.03%
Brewster Marketplace Pharmacy & Hardware, LLC	(#,^)	811 Old Hwy 97, Brewster, WA 98812	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/13/2028	80.5	80.5	69.6	0.02%
Innovative Network Solutions Inc	(#,^)	31567 West 10 Mile Rd, Farmington Hills, MI 48336	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/13/2028	113.9	113.9	101.9	0.03%
TPE Midstream LLC, Dasahm Company, S & S Ventures LLC and TPE Supply L	(#,^)	7799 South Regency Drive, Tulsa, OK 74131	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/13/2028	243.8	243.8	228.9	0.07%
Rancho Paving, Inc	(#,^)	339 Cypress Lane, El Cajon, CA 92020	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/10/2028	172.5	172.5	170.4	0.05%
Pool Guard of LA	(#,^)	10866 Washington Blvd, Apt. #24, Culver City, CA 90232	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/7/2028	20.7	20.7	18.0	0.01%
Dr. G's Urgent Care LLC	(#,^)	1425 S Congress Ave, Delray Beach, FL 33445	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/7/2028	20.7	20.7	18.0	0.01%
Pelican Executives Suites, LLC	(#,^)	2200 Colorado Ave Ste 131, Santa Monica, CA 90404	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/7/2028	285.7	285.7	247.0	0.08%
NY Tent, LLC dba Tent Company of New York LLC, NY Tent Parent LLC, Dav	(#,^)	140141 Lakeland Ave, Bohemia, NY 11716	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/7/2028	296.7	296.7	281.1	0.09%
MurlinComputerCompany LLC dba Murlin Computer,	(#,^)	3000 Erika Ave, Sedalia, MO 65301	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/7/2028	14.3	14.3	12.8	—%
Asheville Spine and Nerve Institute PC	(#,^)	190 Broadway St., Ste 205, Asheville, NC 28801	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/7/2043	89.6	89.6	98.7	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Trolley Express Philly, Inc dba Shuttlebee &Honeybee Transportation LL	(#,^)	3401 Market St. Ste 200, Philadelphia, PA 19104	Support Activities for Transportation	Term Loan	Prime plus 2.75%	9/6/2028	11.7	11.7	10.7	—%
LACCRB LLC dba PostNet	(#,^)	3250 Retail Dr Ste 120, Carson City, NV 89706	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/30/2028	14.0	14.0	12.3	—%
Living Centers Inc. dba Veranda House Senior Living	(#,^)	5129 E 5th St, Katy, TX 77493	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	8/31/2043	414.4	414.4	461.2	0.14%
National Stone LTD and NSI Group Inc	(#)	804-810 W Shady Grove Rd, Grand Prairie, TX 75050	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	8/31/2044	270.0	270.0	301.7	0.09%
XL Soccer World Orlando. LLC, XL Soccer World Saco LLC, XL Sports Worl	(#,^)	825 Courtland St., Orlando, FL 32804	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/30/2043	442.1	442.1	492.1	0.15%
Stat Constructor L.P	(#,^)	9573 US Hwy 220, Stoneville, NC 27048	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/30/2028	95.2	95.2	98.8	0.03%
Extreme Engineering, Inc.	(#,^)	598 Oliver Dr, Troy, MI 48084	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/29/2028	114.7	114.7	100.2	0.03%
Kotyark LLC dba Gibsonton Motel	(#,^)	11545 US Hwy 41S, Gibsonton, FL 33534	Accommodation	Term Loan	Prime plus 2.75%	8/29/2043	81.1	81.1	90.2	0.03%
ARVAmethod LLC	(#,^)	516 N Ogden Ave #150, Chicago, IL 60642	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/29/2028	2.2	2.2	1.9	—%
Greenfield Hill Wines & Spirits, LLC	(#,^)	65 Hillside Rd, Fairfield, CT 06824	Food and Beverage Stores	Term Loan	Prime plus 2.75%	8/29/2028	84.1	84.1	73.6	0.02%
Graphish Studio, Inc.	(#,^)	231 Main St., Stamford, CT 06901	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/28/2028	6.9	6.9	5.9	—%
JFK Transportation Inc	(#,^)	4 Mechanic St, Natick, MA 01760	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	8/28/2028	147.9	147.9	130.7	0.04%
Atlas Geo-Constructors LLC	(#,^)	3466 Thomasville Rd, Winston-Salem, NC 27107	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/24/2028	68.5	68.5	68.2	0.02%
Montana Life Group, LLC	(#,^)	8 N 9th Ave, Bozeman, MT 59715	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	8/24/2028	6.9	6.9	5.9	—%
Finn & Emma LLC	(#,^)	1275 Bloomfield Ave Bldg 5 Unit 28B, Fairfield, NJ 07004	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	8/24/2028	113.4	113.4	98.1	0.03%
Wearware Inc dba FlyWire Cameras	(#,^)	2204 Blackmoor Park Lane, Lexington, KY 40509	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	8/24/2028	20.6	20.6	18.2	0.01%
Evans and Paul LLC, Evans & Paul Unlimited Corp	(#,^)	140 Dupont St., Plainview, NY 11803	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	8/24/2028	79.9	79.9	71.5	0.02%
Zash LLC dba Papa Murphy's take 'N' Bake Pizza	(#,^)	2303 White Bear Ave, Maplewood, MN 55025	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/23/2028	38.6	38.6	35.6	0.01%
Buffalo Biodiesel Inc.	(#,^)	225 Sawyer Ave, Tonawanda, NY 14150	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/21/2028	1,134.1	1,134.1	1,125.0	0.35%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Ginekis Enterprises, Inc dba Locanda Veneta	(#,^)	8638 W Third St., Los Angeles, CA 90048	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/20/2028	78.5	78.5	68.3	0.02%
Wilkie J. Stadeker DDS	(#,^)	123 Marble Mill Rd, Ste B, Marietta, GA 30060	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/17/2028	38.8	38.8	33.6	0.01%
Geo Tek Alaska, Inc	(#,^)	2756 Commercial Drive, Anchorage, AK 99501	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/17/2044	125.9	125.9	133.8	0.04%
ATI Jet, Inc.	(#,^)	7007 Boeing Drive, El Paso, TX 79925	Air Transportation	Term Loan	Prime plus 2.75%	8/16/2028	196.7	196.7	187.6	0.06%
Lewins Law, P.C.	(#,^)	7920 Belt Line Rd Ste 650, Dallas, TX 75254	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/16/2028	16.4	16.4	14.2	—%
GS Bath Inc	(#,^)	5335 E Kaviland Ave, Fresno, CA 93725	Truck Transportation	Term Loan	Prime plus 2.75%	8/15/2028	525.3	525.3	520.5	0.16%
Pamletics LLC dba F45	(#,^)	22015 IH 10 West, San Antonio, TX 78257	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/14/2028	40.1	40.1	36.7	0.01%
L.A. Insurance Agency GA 10 LLC	(#,^)	6655 Tara Blvd Ste 401, Jonesboro, GA 30236	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	8/10/2028	10.3	10.3	8.9	—%
David D. Sullivan dba DMS Construction	(#,^)	6400 Charwood Place, Bakersfield, CA 93306	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/9/2028	12.3	12.3	10.7	—%
Crystal Shores Inc. dba Shorewood Laundromat	(#,^)	700 West Jefferson St., Shorewood, IL 60404	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/9/2028	20.4	20.4	18.5	0.01%
Palanuk & Associates, Inc.dba Wolfpk	(#,^)	28110 SE Fern Drive, Boring, OR 97009	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/8/2028	93.8	93.8	81.9	0.03%
Mercedes Cab Company, Inc	(#,^)	35 Alden St., Providence Town, MA 02657	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	8/7/2028	118.8	118.8	106.6	0.03%
CJNR, LLC	(#,^)	208 East Main St., Elma, WA 98541	Accommodation	Term Loan	Prime plus 2.75%	8/7/2043	119.6	119.6	133.2	0.04%
Ron's Pool and Spa Services LLC	(#,^)	1419 NE 30th St., Pompano, FL 33064	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/3/2028	3.4	3.4	3.0	—%
20th Century Lanes, Inc dba West Seattle Bowl	(#,^)	4505 39 Ave SW, Seattle, WA 98116	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/3/2028	102.8	102.8	100.6	0.03%
Alma Jacobsen,ODD Family Eye Care & Contact Lens LLC	(#,^)	1700 Nottingham Way Ste 12A, Hamilton, NJ 08619	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	8/3/2028	55.1	55.1	48.5	0.02%
Millwork Unlimited, Incorporated	(#,^)	8264 Pine Cay Rd, Wellington, FL 33414	Wholesale Electronic Markets and Agents and Brokers	Term Loan	Prime plus 2.75%	8/2/2028	6.9	6.9	5.9	—%
Accel Compression Inc., Accel Workover Services, Inc	(#,^)	4500 S Country Rd, Odessa, TX 79765	Rental and Leasing Services	Term Loan	Prime plus 2.75%	8/1/2043	305.8	305.8	316.8	0.10%
Samy Optical LLC dba Site for Sore Eyes	(#,^)	1350 Travis Blvd Ste 1507A, Fairfield, CA 94533	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/1/2028	101.7	101.7	88.0	0.03%
Accel Compression Inc., Accel Workover Services Inc. dba Mica Tool & T	(#,^)	4500 S. Country Rd 1310, Odessa, TX 79765	Rental and Leasing Services	Term Loan	Prime plus 2.75%	8/1/2028	422.7	422.7	409.5	0.13%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
CSL Services Inc	(#,^)	7905 Browning Rd, Ste.312,314,316, Pennsauken, NJ 08109	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/27/2028	496.8	496.8	460.0	0.14%
Nunez Enterprises Corporation dba La Casa	(#,^)	3330 Piedmont RD NE, Atlanta, GA 30305	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	7/26/2028	7.5	7.5	6.5	—%
Sandlot Sports Inc dba Play it Again Sports	(#,^)	814 N Main St., Leominster, MA 01453	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	7/26/2028	17.0	17.0	14.7	—%
Summitsoft Corporation	(#,^)	11105 Mockingbird Drive, Omaha, NE 68137	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	7/26/2028	117.4	117.4	102.0	0.03%
Relevant Elephant ,LLC	(#,^)	ON320 Woodvale St, Winfield, IL 60190	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/25/2028	8.2	8.2	7.1	—%
Fitness Central, Inc dba Fitness Central	(#,^)	4335 PA Route 309, Schnecksville, PA 18078	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	7/25/2028	56.7	56.7	50.3	0.02%
HAVL Enterprises Inc dba FedEx	(#,^)	1447 Lake George Drive, Lake Mary, FL 32746	Couriers and Messengers	Term Loan	Prime plus 2.75%	7/24/2028	17.8	17.8	18.5	0.01%
Top Shelf Towing and Road Service, LLC	(#,^)	25 Sycamore St., Carnegie, PA 15106	Support Activities for Transportation	Term Loan	Prime plus 2.75%	7/24/2028	11.9	11.9	10.4	—%
TR Nails, LLC dba Simple Nails	(#,^)	158 Great Rd, Bedford, MA 01730	Personal and Laundry Services	Term Loan	Prime plus 2.75%	7/20/2028	56.6	56.6	49.0	0.02%
ZA Trucking LLC	(#,^)	5945 York Way, East Lansing, MI 48823	Truck Transportation	Term Loan	Prime plus 2.75%	7/17/2028	9.3	9.3	8.8	—%
674 Club LLC	(#,^)	674 N Orleans, Chicago, IL 60654	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/17/2043	256.9	256.9	285.9	0.09%
Mother's Cantina LLC dba Mother's Cantina	(#,^)	2810 Philadephia Ave Unit #10, Ocean City, MD 21842	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/13/2028	62.4	62.4	55.1	0.02%
Smart-tel Communications LLC	(#,^)	9720 W. Colfax Ave Ste 100, Lakewood, CO 80215	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/13/2028	20.4	20.4	21.2	0.01%
HQTRONICS LLC	(#,^)	10135 S Roberts Rd Ste 209, Palos Hills, IL 60465	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	7/13/2028	56.7	56.7	49.0	0.02%
Smoove Move Productions, LLC dba Smoove Move Productions	(#,^)	3932 North 16th St., Omaha, NE 68110	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	7/12/2028	9.6	9.6	9.9	—%
Talent Logistix, LLC, Pinpoint Staffing LLC & ITC 2.0 LLC	(#,^)	6350 Shadeland Ave, Indianpolis, IN 46220	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/3/2028	56.7	56.7	51.0	0.02%
Vital Inspection Professionals, Inc. dba VIP	(#,^)	180 Airpark Industrial Rd, Alabaster, AL 35007	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/3/2028	282.4	282.4	272.0	0.08%
Deal to Win Inc	(#,^)	575 Underhill Blvd Ste 216, Syosset, NY 11791	Nonstore Retailers	Term Loan	Prime plus 2.75%	7/3/2028	113.4	113.4	98.1	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
US Cargo Express, LLC	(#,^)	4735 22 Mile Rd, Utica, MI 48317	Support Activities for Transportation	Term Loan	Prime plus 2.75%	7/2/2043	86.9	86.9	96.8	0.03%
M J Losito Electrical Contractor's, Inc	(#,^)	98 Wooster St., Bethel, CT 06801	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2028	46.7	46.7	43.6	0.01%
Bio-Haz Solutions, Inc	(#,^)	23 Tonolli Rd, Nesquehoning, PA 18240	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/29/2029	236.8	236.8	239.9	0.07%
Bio-Haz Solutions, Inc.	(#,^)	23 Tonoli Rd, Nesquehoning, PA 18240	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	5/29/2044	365.2	365.2	382.2	0.12%
Critter Cabana, LLC dba Critter Cabana	(#,^)	516 East Main St., Newberg, OR 97132	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/28/2028	75.5	75.5	69.2	0.02%
Corptek Solutions LLC	(#,^)	2363 N Hwy 287 Ste 111, Mansfield, TX 76063	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/28/2028	42.8	42.8	39.2	0.01%
Julie Cooper-Bierman dba Forever Shopper	(#,^)	7435 Piute Creek Dr, Corona, CA 92881	Nonstore Retailers	Term Loan	Prime plus 2.75%	6/27/2028	14.5	14.5	13.2	—%
National Dredging Services of North Florida, Inc.	(#,^)	1537 Northwest Main Blvd., Lake City, FL 32055	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/27/2028	48.2	48.2	50.5	0.02%
Darnoc Enterprises Inc, Setira Paul Inc dba Conrad's Famous Bakery, In	(#,^)	299 Utica Ave, Brooklyn, NY 11203	Food Manufacturing	Term Loan	Prime plus 2.75%	6/27/2043	347.4	347.4	385.0	0.12%
InUSA Ventures, Inc	(#,^)	508 Hyacinthus Court, San Ramon, CA 94582	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/27/2028	45.1	45.1	41.2	0.01%
National Dredging Services of North Florida, Inc.	(#,^)	1537 Northwest Main Blvd., Lake City, FL 32055	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/27/2043	28.3	28.3	32.1	0.01%
RLW4 Builders LLC	(#,^)	152 Tuckahoe Lane, Southhampton, NY 11968	Construction of Buildings	Term Loan	Prime plus 2.75%	6/27/2043	980.0	980.0	1,112.0	0.35%
Nick's Country Kitchen, LLC	(#,^)	3 Flanders RD, Building #1, Bethlehem, CT 06751	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/27/2028	20.3	20.3	18.8	0.01%
Bengals, Inc. dba Royal Liquor Mart	(#,^)	3714 E State St., Rockford, IL 61108	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/26/2043	104.1	104.1	113.1	0.04%
Peter Thomas Roth Labs LLC, & June Jacobs Labs, LLC,	(#,^)	460 Park Ave, Fl 16, New York, NY 10022	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	6/26/2028	833.7	833.7	783.0	0.24%
Sun Pools, Inc	(#,^)	130 Holiday LN, Albany, KY 42602	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/25/2043	299.9	299.9	308.5	0.10%
DPF Filters Inc.	(#,^)	2832 Golden State Blvd., Madera, CA 93637	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/25/2028	62.0	62.0	58.0	0.02%
Sun Pools, Inc dba Sun Fiberglass Pools	(#,^)	130 Holiday Lane, Albany, KY 42602	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/25/2028	704.2	704.2	665.2	0.21%
Mr. Lube, Inc	(#,^)	721 E Westpoint Drive., Wasilla, AK 99654	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/22/2043	654.6	654.6	698.2	0.22%
Mr. Lube, Inc.	(#,^)	721 E. West Point Drive, Wasilla, AK 99654	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/22/2028	542.6	542.6	534.1	0.17%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
The Desert House Assisted Living ,LLC dba The Desert House Assisted Li	(#,^)	11055 E Grove St, Mesa, AZ 85208	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	6/22/2043	77.1	77.1	85.5	0.03%
Sushi Prime, LLC and Vasilia Investments	(#,^)	32 SE 2nd Ave, Delray Beach, FL 33444	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/22/2028	248.3	248.3	238.5	0.07%
Judy E. Moncrief C.P.A LLC	(#,^)	910 Pierremont Rd, Ste311, Shreveport, LA 71106	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/22/2028	8.3	8.3	7.6	—%
Martha Beauty Supply And Braiding, Inc.	(#,^)	538 E Boughton Rd, Bolingbrook, IL 60440	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/22/2043	138.8	138.8	157.3	0.05%
Independent Life LLC	(#,^)	4955 S Durango Dr. #124, Las Vegas, NV 89113	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/21/2028	112.9	112.9	103.4	0.03%
York Woods Tree Service, LLC dba York Woods Tree and Products, LLC	(#,^)	300 Harold Dow Hwy, Elliot, ME 03903	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/21/2043	238.6	238.6	257.7	0.08%
York Woods Tree Service, LLC dba York Woods Tree and Products, LLC	(#,^)	300 Harold Dow Hwy, Eliot, ME 03903	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/21/2028	128.4	128.4	128.2	0.04%
Lilo Holdings LLC	(#,^)	933 Port Reading Ave, Port Reading, NJ 07064	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/20/2028	16.9	16.9	15.8	—%
Colovic Hackettstown Dairy LLC	(#,^)	22 Route 57, Hackettstown, NJ 07840	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/19/2043	269.9	269.9	304.6	0.09%
Mid America Motorworks, Inc and Yager Holdings L.P	(#,^)	2900 North 3rd St., Effingham, IL 62401	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/19/2043	494.4	494.4	560.4	0.17%
Jones Roger Sherman Inn, Inc.	(#,^)	195 Oenoke Ridge, New Canaan, CT 06840	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/19/2028	395.7	395.7	414.3	0.13%
Schumacker Recreation, LLC	(#,^)	5325 S University Drive, Davie, FL 33328	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/18/2028	135.2	135.2	141.5	0.04%
Allen Theatre and Back Stage Cafe LLC	(#,^)	36 East. Main St., Annville, PA 17003	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	6/18/2043	123.5	123.5	137.8	0.04%
Softrol Systems Inc dba Softrol Systems	(#,^)	1100 Northpoint Pkwy SE, Acworth, GA 30102	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	6/15/2028	794.7	794.7	736.6	0.23%
Oil Palace Inc.	(#,^)	10408 Hwy 64 E, Tyler, TX 75707	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/15/2043	142.2	142.2	161.4	0.05%
Venzix Ventures Inc. dba Venzix	(#,^)	750 Legend Oak Drive, Fountain, CO 80817	Nonstore Retailers	Term Loan	Prime plus 2.75%	6/15/2028	11.9	11.9	11.9	—%
Dianne Williams and Louis Williams dba Sweetlips Store	(#,^)	3870 Sweet Lips Rd, Henderson, TN 38340	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/15/2043	45.3	45.3	50.0	0.02%
Northway Exit 29 Campground, Inc dba Adirondacks Jellystone Parks & Pa	(#,^)	4035 Blue Ridge Rd, North Hudson, NY 12855	Accommodation	Term Loan	Prime plus 2.75%	6/15/2043	211.9	211.9	240.2	0.07%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Barrett Appliance Distributors Inc. dba Barrett Appliance and Home Pr	(#,^)	1760 Swan Lake Rd, Bossier City, LA 71111	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/14/2043	614.2	614.2	641.2	0.20%
Barrett Appliance Distributors, Inc dba Barrett Appliance and Home Pr	(#,^)	1760 Swan Lake Rd, Bossier City, LA 71111	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/14/2028	468.7	468.7	450.0	0.14%
E & J Sims Co. LLC	(#,^)	28 Broad St., Bloomfield, NJ 07003	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/14/2028	45.1	45.1	42.6	0.01%
Tele Tax Express Inc	(#,^)	166 Getty Ave, Paterson, NJ 07503	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/14/2028	20.3	20.3	20.4	0.01%
Team Sandy Blanton Realty, Inc	(#,^)	1225 West Gregory St, Pensacola, FL 32502	Real Estate	Term Loan	Prime plus 2.75%	6/14/2043	95.6	95.6	101.3	0.03%
Mastiff Studios LLC	(#,^)	2919 West Colorado Ave, Colorado Springs, CO 80904	Educational Services	Term Loan	Prime plus 2.75%	6/13/2043	41.9	41.9	47.1	0.01%
Ciasom LLC dba Mosaic	(#,^)	1040-1042 Richard Ave, Santa Clara, CA 95050	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/11/2028	162.2	162.2	149.3	0.05%
Skyways LTD,Jet 60 LLC,Mendean Jonath, Inc,Jet AOG, Inc & Jonathan Men	(#,^)	426 15th St. NW, Huron, SD 57350	Support Activities for Transportation	Term Loan	Prime plus 2.75%	6/8/2043	370.6	370.6	396.9	0.12%
Beyond Grooming LLC and Michelle McWatters	(#,^)	1200 Old Martindale Rd, San Marcos, TX 78666	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/8/2043	42.1	42.1	47.3	0.01%
Camp K-9 Pet Resort & Spa, Inc.	(#,^)	18501 Le Claire Ave, Tinley Park, IL 60478	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/8/2028	7.4	7.4	6.9	—%
Icebox Cafe, L.C. and Icebox Cafe at Doral,LLC	(#,^)	1855 Purdy Ave, Miami Beach, FL 33139	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/8/2028	713.4	713.4	664.6	0.21%
Applied Behavioral Consulting, Inc	(#,^)	422 Blooming Grove Tpke, New Windsor, NY 12553	Social Assistance	Term Loan	Prime plus 2.75%	6/7/2043	49.0	49.0	54.8	0.02%
H S Corporation dba Lake Anna Lodge	(#,^)	5152 Courthouse Rd, Spotsylvania, VA 22551	Accommodation	Term Loan	Prime plus 2.75%	6/7/2043	128.6	128.6	145.8	0.05%
Anurag, LLC dba Oakwood Package Store	(#,^)	191-195 Oakwood Ave, West Hartford, CT 06107	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/6/2043	135.0	135.0	144.7	0.04%
Sowells Consulting Engineers, LLC	(#,^)	13430 Northwest Freeway #260, Houston, TX 77040	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/6/2028	20.3	20.3	18.7	0.01%
Hardway Inc and A F C Leasing, Inc	(#,^)	12533 S. 73rd East Place, Bixby, OK 74008	Rental and Leasing Services	Term Loan	Prime plus 2.75%	6/6/2028	265.0	265.0	242.5	0.08%
Funtime ,LLC dba Indoor Playgrounds International	(#,^)	13200 West Foxfire Drive Ste 144, Surprise, AZ 85378	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/5/2028	225.4	225.4	206.5	0.06%
SSD Designs LLC	(#,^)	10840 Bay Hill Club Drive, Charlotte, NC 28277	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/5/2028	66.9	66.9	61.8	0.02%
BTD Feed & Nutrition, LLC dba Thomaston Feed Cheshire	(#,^)	943 South Main St., Cheshire, CT 06410	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/1/2028	46.3	46.3	42.4	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Mastrocinque Restaurant Management Company LLC dba Santionii's Itali	(#,^)	3535 Hwy 17 Unit 14-15, Fleming Island, FL 32003	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/1/2028	56.5	56.5	57.5	0.02%
Awan Business Management Group LLC, Awan Sign Company lLLC &Awan Promo	(#,^)	14429 South Wallin Drive, Plainfield, IL 60544	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/31/2043	270.8	270.8	298.3	0.09%
Seraj Wireless, LLC	(#,^)	132 Madison Ave, Albany, NY 12202	Electronics and Appliance Stores	Term Loan	Prime plus 2.75%	5/31/2028	111.9	111.9	117.1	0.04%
Brooks Seaplane Service Inc and Lunt Enterprises LLC	(#,^)	105 Northern Blvd, Coeur d'Alene, ID 83814	Scenic and Sightseeing Transportation	Term Loan	Prime plus 2.75%	5/31/2028	132.3	132.3	121.1	0.04%
SSMV LLC dba Burgerim	(#,^)	115 Pelham Rd, Ste 1, Greenville, SC 29615	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/30/2028	59.6	59.6	58.7	0.02%
Eagle Aggregate Transportation, LLC	(#,^)	4401 N I-35 Ste 113, Denton, TX 76207	Truck Transportation	Term Loan	Prime plus 2.75%	5/30/2028	78.5	78.5	74.9	0.02%
Crowley Ventures, LLC	(#,^)	665 Worthington Rd, Westerville, OH 43082	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2028	66.8	66.8	62.0	0.02%
Iloka, Inc dba New Cloud Networks	(#,^)	160 Inverness Drive W Ste 150, Englewood, CO 80112	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/25/2028	223.7	223.7	215.7	0.07%
Dream Spa LLC and Dream Spa Greenwich LLC	(#,^)	1220 Post Rd East, Westport, CT 06880	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/25/2028	89.5	89.5	82.8	0.03%
Broadalbin Properties LLC dba Broadalbin Hotel & 1854 Pub & Eatery	(#,^)	59 West Main St, Broadalbin, NY 12025	Accommodation	Term Loan	Prime plus 2.75%	10/25/2043	199.4	199.4	226.5	0.07%
Adow Pools LLC	(#,^)	393 Glenbrook Rd, Stamford, CT 06906	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/25/2028	156.6	156.6	146.5	0.05%
Ocean Breeze Holdings, LLC, Ocean Beach Resort LLC & Ocean Breeze LanC	(#,^)	3 Williams Ave, Mystic, CT 06355	Accommodation	Term Loan	Prime plus 2.75%	5/25/2043	1,245.1	1,245.1	1,411.3	0.44%
Starship, LLC dba Tint World Smyrna	(#,^)	2274 S Atlanta Rd SE, Smyrna, GA 30080	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/25/2043	96.6	96.6	107.9	0.03%
DMA Equipment LLC	(#,^)	700 Lee St., Elk Grove Village, IL 60007	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/24/2043	255.7	255.7	275.6	0.09%
Seaside Acupuncture LLC	(#,^)	1041 Johnnie Dodds Blvd #2C, Mt Pleasant, SC 29464	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/24/2043	48.9	48.9	53.6	0.02%
Chem-Flotronics, Inc.	(#,^)	195 Paterson Ave, Little Falls, NJ 07424	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	5/22/2028	89.5	89.5	83.5	0.03%
Yakov Levy M.D., P.C.	(#,^)	70-31 108th St., Forest Hills, NY 11375	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/18/2028	32.8	32.8	30.3	0.01%
Mark A Espinoza, DDS PLLC dba Central Dental Care	(#,^)	9315 N Central Ave, Phoenix, AZ 85020	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/18/2028	54.6	54.6	49.9	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
JVLS LLC dba Vaccines 2 Go	(#,^)	4060 Johns Creek Parkway Ste H, Suwanee, GA 30024	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/17/2028	7.4	7.4	6.8	—%
On Stage Enterprises LLC, On Stage Theaters Branson, LLC, On Stage Th	(#,^)	4570 W Post Rd, Ste 100, Las Vegas, NV 89118	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	5/17/2028	223.7	223.7	204.8	0.06%
Clore Construction LLC	(#,^)	21220 FM 1420, Harlingen, TX 78550	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	5/16/2028	134.1	134.1	128.8	0.04%
Joshua One Limited Liability Company dba Genesis Personal Fitness	(#,^)	28 North State St. Unit 100, Newtown, PA 18940	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/16/2043	314.4	314.4	336.4	0.10%
James T. Hendel dba Autotexx Mobile Auto Repair	(#,^)	5857 Hwy 101 N, Rockmart, GA 30153	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/15/2028	6.7	6.7	7.0	—%
Fireplace Outlet Inc	(#,^)	8216 Main St., Williamsville, NY 14221	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	5/15/2028	20.1	20.1	21.1	0.01%
Galore Salon & Extension Lounge Inc dba Pretty Chic Hair & Lashes	(#,^)	5714 Edmondson Pike Ste 24, Nashville, TN 37211	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/14/2028	4.0	4.0	3.7	—%
Circle and Square, Inc dba Stamford Kumon	(#,^)	50 Forest St. Ste 902, Stamford, CT 06901	Educational Services	Term Loan	Prime plus 2.75%	5/11/2028	38.0	38.0	34.8	0.01%
Bote Virginia Beach, Inc. dba Bote Virginia Beach	(#,^)	1080 Nimmo Pkwy Ste 104, Virginia Beach, VA 23454	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	5/11/2028	10.1	10.1	9.3	—%
Daniel Woodward, DC PLLC dba Doc's Body Shop	(#,^)	3084 N Goliad St., Ste 114, Rockwall, TX 75087	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/11/2028	36.8	36.8	33.7	0.01%
Adhara, LLC	(#,^)	18123 E Appleway Ave, Spokane Valley, WA 99016	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/11/2043	42.9	42.9	47.0	0.01%
Baby Gentry's Childcare & Learning Academy	(#,^)	4203 Shenandoah Drive, Dayton, OH 45417	Social Assistance	Term Loan	Prime plus 2.75%	5/10/2028	10.1	10.1	9.3	—%
P & M Entertainment, LLC dba Luv 2 Play	(#,^)	35 Lafayette Rd, Ste 8, North Hampton, NH 03862	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/10/2028	108.6	108.6	103.2	0.03%
Buy Gitomer Inc., Gitgo LLC.,GitGo Archives, LLC, and Jeffrey Gitomer	(#,^)	310 Arlington Ave Unit 329, Charlotte, NC 28203	Educational Services	Term Loan	Prime plus 2.75%	5/9/2043	711.1	711.1	806.0	0.25%
Whitetail Nurseries Inc	(#,^)	2050 S. Beltline Rd, Mesquite, TX 75181	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/9/2028	239.4	239.4	236.0	0.07%
Oculi Entertainment Inc	(#,^)	2000 W. Magnolia Blvd, Ste 100, Burbank, CA 91506	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	5/8/2028	19.9	19.9	18.3	0.01%
Schmaltz Operations LLC dba Companion Camp	(#,^)	3408 Castle Rock Farm Rd, Pittsboro, NC 27312	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/7/2028	53.7	53.7	53.0	0.02%
Container Shipping, LLC	(#,^)	533 Nova Rd Ste 213B, Ormond Beach, FL 32174	Support Activities for Transportation	Term Loan	Prime plus 2.75%	5/4/2028	44.7	44.7	41.0	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Wilbur Standford Jr Trucking and Excavating, LLC	(#,^)	7505 North Chases Lake Rd, Watson, NY 13343	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/3/2028	214.8	214.8	215.6	0.07%
McIntosh Trail Management Service Organization, Inc.	(#,^)	747 South Hill St., Griffin, GA 30223	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/1/2028	85.0	85.0	89.0	0.03%
Olmsted LLC and 626 Van LLC dba Maison Yaki	(#,^)	659 Vanderbilt Ave, Brooklyn, NY 11238	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/1/2029	220.4	220.4	207.4	0.06%
Metropolitan Solutions Inc.	(#,^)	1420 Chestnut St., Portsmouth, VA 23704	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/30/2043	173.3	173.3	178.5	0.06%
Brenden Kehren Development LLC	(#,^)	14689 Gemara Rd, Sparta, WI 54656	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/30/2028	2.7	2.7	2.4	—%
Saltamontes Tire Company, LLC	(#,^)	1955 Boston Ave, Brodgeport, CT 06604	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/30/2043	100.2	100.2	110.1	0.03%
Corona Dance, LLC dba Huracan Dance Studio	(#,^)	480 West Main St., Stamford, CT 06902	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	4/30/2028	10.6	10.6	9.7	—%
Sunlinc Inc	(#,^)	170 Canterbury Court, East Windsor, NJ 08520	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/30/2028	8.7	8.7	7.9	—%
Rory James Contracting LLC	(#,^)	33 Bennett Place, Amityville, NY 11701	Construction of Buildings	Term Loan	Prime plus 2.75%	4/27/2028	14.3	14.3	13.1	—%
Suraj Enterprises, Inc.	(#,^)	11720 W. Airport Rd, Meadows Place, TX 77477	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/27/2028	277.6	277.6	271.3	0.08%
Little Angels Daycare and Learning Center LLC	(#,^)	4551 Summit Boulevard, West Palm Beach, FL 33415	Social Assistance	Term Loan	Prime plus 2.75%	4/27/2043	157.1	157.1	178.0	0.06%
Kastoria Inc. dba Bantam Pizza	(#,^)	768 Bantam Rd, Bantam, CT 06750	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/27/2028	13.3	13.3	12.3	—%
RWT Corporation dba Welding Works	(#,^)	32 New Rd, Madison, CT 06443	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	4/26/2028	461.5	461.5	439.2	0.14%
Pledge 4 Hope LLC	(#,^)	53 Bayberry Loop South, Purvis, MS 39475	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	4/26/2028	13.3	13.3	12.2	—%
Matrix Z, LLC	(#,^)	800 SW 21st Terrace, Ft Lauderdale, FL 33312	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	4/26/2028	68.0	68.0	69.2	0.02%
K&S Hardware LLC	(#,^)	1865 W Wayzata Blvd, Long Lake, MN 55356	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	4/26/2028	20.0	20.0	18.3	0.01%
LMH Optics LLC dba Sterling Optical	(#,^)	1272 Smallwood Dr West, Waldorf, MD 20603	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/26/2028	44.4	44.4	40.7	0.01%
RWT Corporation dba Welding Works	(#,^)	32 New Rd, Madison, CT 06443	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	4/26/2043	207.8	207.8	215.1	0.07%
Joe & Sons Service, Inc	(#,^)	855 Atwood Ave, Cranston, RI 02920	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/24/2028	100.0	100.0	104.6	0.03%
Spitnale's Garage LLC	(#,^)	3761 Mahoning Ave, Youngstown, OH 44515	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/20/2043	59.0	59.0	64.3	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Just for Boats LLC	(#,^)	459 Dupre Rd, McClellanville, SC 29458	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/20/2043	17.2	17.2	19.4	0.01%
Nando LLC dba Tall Timbers Banquet and Conference Center	(#,^)	13831 National Rd SW, Reynoldsburg, OH 43068	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/20/2028	18.0	18.0	16.9	0.01%
Rosemarie Products Company LLC	(#,^)	5400 Crooked Tree Drive, Mason, OH 45040	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	4/18/2028	13.3	13.3	12.2	—%
James L Shoemaker APCC	(#,^)	221 W Judge Perez Drive, Chalmette, LA 70043	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/18/2028	14.3	14.3	13.1	—%
A New Dawn Psychotherapy Associates, LLC	(#,^)	308 E Broad St., Bethlehem, PA 18018	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/18/2043	85.5	85.5	91.3	0.03%
Veterinary Preventive Care, LLC	(#,^)	945 Riverview Ct, Xenia, OH 45385	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/18/2028	41.5	41.5	39.3	0.01%
Means Enterprises LLC	(#,^)	4150 Legacy Drive N Ste 412, Frisco, TX 75034	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	4/18/2028	6.7	6.7	6.2	—%
Southern HVAC LLC	(#,^)	119 Ouachita 212, Camden, AZ 71701	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/17/2043	22.0	22.0	23.3	0.01%
Southern Oaks Athletic Club, LLC	(#,^)	15253 Shenandoah Ave, Baton Rouge, LA 70817	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/17/2043	358.7	358.7	400.5	0.12%
Southern HVAC LLC	(#,^)	119 Ouachita 212, Camden, AR 71701	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/17/2028	35.2	35.2	34.4	0.01%
1301 Starks Inc.	(#,^)	1301 West Atkinson Ave, Milwaukee, WI 53206	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/16/2028	20.0	20.0	20.7	0.01%
Patricia A. Freeman & Samuel C. Freeman dba Teenas Pizza	(#,^)	35 E Main St., Pekin, IN 47165	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/13/2043	42.5	42.5	46.5	0.01%
Precision Components Group Inc	(#,^)	190 Doty Circle, West Springfield, MA 01089	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	4/11/2028	20.0	20.0	19.7	0.01%
Sexy Nails Center LLC	(#,^)	57 Passaic St., Garfield, NJ 07026	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/10/2043	197.9	197.9	221.7	0.07%
Mark Baker	(#,^)	1653 Evalie Dr, Fairfield, OH 45014	Truck Transportation	Term Loan	Prime plus 2.75%	4/9/2028	10.7	10.7	10.1	—%
Innovation Transport LLC	(#,^)	1 International Blvd, Ste 400, Mahwah, NJ 07495	Truck Transportation	Term Loan	Prime plus 2.75%	4/6/2028	45.5	45.5	44.9	0.01%
Newsome Mobile Notary LLC	(#,^)	8153 12th Ave SW, Seattle, WA 98106	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/5/2028	4.7	4.7	4.3	—%
Shree Lakshminarayyn Grocery Stores LLC	(#,^)	3307 Charles St., Rockford, IL 61108	Gasoline Stations	Term Loan	Prime plus 2.75%	4/5/2043	117.3	117.3	129.2	0.04%
Bean City Bar and Grill LLC	(#,^)	N 2505 Bean City Rd, New London, WI 54961	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/4/2043	80.8	80.8	90.5	0.03%
Alaska Industrial Paint LLC	(#,^)	229 Whitney Rd, Unit B, Anchorage, AK 99501	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/30/2043	217.7	217.7	239.1	0.07%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Fifth Wheel Truck Stop 001	(#,^)	3767 S Golden State Blvd, Fresno, CA 93725	Gasoline Stations	Term Loan	Prime plus 2.75%	3/30/2043	1,126.5	1,126.5	1,188.2	0.37%
Alaska Industrial Paint LLC	(#,^)	229 Whitney Rd, Unit B, Anchorage, AK 99501	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/30/2028	110.1	110.1	112.5	0.03%
Michael S Brown Physical Therapy, P.C	(#,^)	300 Hempstead Tpke Ste. 3 & 4, Hempstead, NY 11552	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/30/2028	89.4	89.4	81.9	0.03%
Romancing the Stone	(#,^)	140 Centre of New England Blvd, Coventry, RI 02816	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/30/2043	340.3	340.3	369.3	0.11%
B&C Texas Leasing Inc.,M & W Hot Oill, Inc	(#,^)	8124 Sprague Rd, Odessa, TX 79764	Truck Transportation	Term Loan	Prime plus 2.75%	3/30/2043	263.5	263.5	281.3	0.09%
Master Roofing and Siding Inc.	(#,^)	25 Robert Pitt Dr Ste 213, Monsey, NY 10952	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/30/2028	233.8	233.8	214.0	0.07%
Boulevard Books Inc.	(#,^)	1195 Castleton Ave, Staten Island, NY 10310	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/30/2043	87.1	87.1	98.8	0.03%
GQ Investments,LLC	(#,^)	5772 Miami Lakes Drive East, Miami, FL 33014	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	3/30/2028	185.7	185.7	173.4	0.05%
B&C Texas Leasing Inc and M&W Hot Oil, Inc.	(#,^)	8124 Sprague Rd, Odessa, TX 73764	Truck Transportation	Term Loan	Prime plus 2.75%	3/30/2028	864.6	864.6	854.1	0.27%
Payne's Environmental Services LLC	(#,^)	5617 Causeway Blvd, Tampa, FL 33619	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/30/2028	200.0	200.0	196.1	0.06%
Technical Ordnance Solutions,LLC	(#,^)	9950 Business Cir. Ste 13, Naples, FL 34112	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/30/2028	1,138.5	1,138.5	1,049.3	0.33%
America's Little Leaders Academy, Inc	(#,^)	2570 NW 152nd Terrace, Opa-Locka, FL 33054	Social Assistance	Term Loan	Prime plus 2.75%	3/30/2043	22.0	22.0	24.4	0.01%
Kaz Wellness, LLC dba Grounded Wellness Center	(#,^)	104 Clover Court, Bartlett, IL 60103	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/29/2028	14.0	14.0	13.4	—%
Hot Shot Services, Inc and TFB, Ltd Co	(#,^)	4111 Ellison St. NE, Albuquerque, NM 87109	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/29/2043	390.4	390.4	442.5	0.14%
Lou & Choo Enterprises Inc.	(#,^)	2101 W Hunting Park Ave, Philadelphia, PA 19140	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/28/2044	105.8	105.8	113.1	0.04%
Cartwright Termite & Pest Control Inc. and Cartwright Termite &Pest Co	(#,^)	1376 Broadway, El Cajon, CA 92021	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/28/2028	205.3	205.3	199.9	0.06%
Corning Lumber Company Inc & Frank R Close & Son Inc dba True Valley C	(#,^)	111 E. Laurel St., Willows, CA 95988	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/28/2028	77.2	77.2	80.7	0.03%
Clancy 15 LLC and Allied Molded Products LLC	(#,^)	1145 13th Ave East, Palmetto, FL 34221	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	3/28/2043	210.3	210.3	223.7	0.07%
Clancy 15 LLC and Allied Molded Products LLC	(#,^)	1145 13th Ave E, Palmetto, FL 34221	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	3/28/2028	136.7	136.7	134.0	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Montage Mountain Resorts, LP	(#,^)	1000 Montage Mountain Rd, Scranton, PA 18505	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/28/2043	1,220.0	1,220.0	1,382.9	0.43%
K.C. Communications, Inc.	(#,^)	2715 Saturn St., Brea, CA 92821	Telecommunications	Term Loan	Prime plus 2.75%	3/27/2028	55.1	55.1	57.6	0.02%
Towing Professionals of Arizona Inc dba Shamrock Towing, All Valley Im	(#,^)	2801 W Osborn Rd, Phoenix, AZ 85017	Support Activities for Transportation	Term Loan	Prime plus 2.75%	3/26/2028	132.3	132.3	125.7	0.04%
Towing Professionals of Arizona Inc dba Shamrock Towing & All Valley I	(#,^)	2801 W Osborn Rd, Phoenix, AZ 85017	Support Activities for Transportation	Term Loan	Prime plus 2.75%	3/26/2043	525.8	525.8	543.3	0.17%
Cable Management, LLC	(#,^)	200 Pratt St., Meriden, CT 06450	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/23/2028	87.3	87.3	86.0	0.03%
Aque Investment Group LLC	(#,^)	3838 N Sam Houston Pkwy E, Houston, TX 77032	Real Estate	Term Loan	Prime plus 2.75%	3/23/2028	234.2	234.2	244.8	0.08%
All Regional Recyclers of Wood LLC dba ARROW	(#,^)	104 Wooster St., Bethal, CT 06801	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/23/2028	115.8	115.8	113.9	0.04%
Denton BioFuels LLC and Amercian BioSource, LLC	(#,^)	624 W University Dr. #359, Denton, TX 76201	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/23/2028	86.0	86.0	82.9	0.03%
Sunshine Tents and Event Rentals LLC	(#,^)	2322 SW 58th Terrace, West Park, FL 33023	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/23/2028	53.2	53.2	55.6	0.02%
Shweiki Media Inc dba Study Breaks Magazine	(#,^)	4954 Space Center Drive, San Antonio, TX 78218	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/23/2028	66.2	66.2	68.7	0.02%
New York Label & Box Corp	(#,^)	50 Oval Drive, Islandia, NY 11749	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/23/2043	1,220.0	1,220.0	1,330.7	0.41%
Sofasco, Inc	(#,^)	182 Garber Lane, Winchester, VA 22602	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/23/2043	97.6	97.6	103.1	0.03%
Kajun Martial Arts LLC	(#,^)	36546 Mission St., Prairieville, LA 70769	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/23/2028	19.9	19.9	18.5	0.01%
GeoTek Alaska, Inc	(#,^)	2756 Commercial Drive, Anchorage, AK 99501	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/21/2043	829.6	829.6	906.9	0.28%
RTSP Union LLC	(#,^)	2438 Route 22 East, Union, NJ 07083	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	9/20/2028	1,107.2	1,107.2	1,071.5	0.33%
Rexco Foods LLC dba Papa John's	(#,^)	18640 Fm 1488 Ste C, Magnolia, TX 77354	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/20/2028	37.5	37.5	34.3	0.01%
Cest Chic Concepts, LLC dba Salon Cest Chic	(#,^)	15231 Hall Station Rd Unit 104, Bowie, MD 20721	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/19/2028	9.9	9.9	9.3	—%
Petroleum Equipment & Services, Inc	(#,^)	5631 Silverado Way Unit G, Anchorage, AK 99518	Support Activities for Mining	Term Loan	Prime plus 2.75%	3/16/2028	220.6	220.6	230.5	0.07%
Camerabots Media, LLC	(#,^)	4501 Ford Ave Ste 207, Alexandria, VA 22302	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	3/16/2028	13.3	13.3	12.4	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Bear Bones, Inc.	(#,^)	43 Libson St., Lewiston, ME 04240	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	3/15/2043	22.0	22.0	24.5	0.01%
Rojenco II,Inc.	(#,^)	4357 Shore Drive, Virginia Beach, VA 23455	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/15/2043	75.3	75.3	83.2	0.03%
Rojenco, Inc. dba Buggy Bathe Auto Wash Lube & Detail Shoppe	(#,^)	2217 Richmond Rd, Williamsburg, VA 23188	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/15/2043	506.5	506.5	559.2	0.17%
CTD Operations Inc	(#,^)	219 Saint Nazaire Rd STE G, Broussard, LA 70518	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2028	58.7	58.7	54.6	0.02%
Rojenco II, Inc.	(#,^)	4357 Shore Drive, Virginia Beach, VA 23455	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/15/2043	392.8	392.8	433.6	0.13%
Rojenco, Inc. dba The Buggy Bathe Auto Wash Lube & Detail Shoppe	(#,^)	2217 Richmond Rd, Williamsburg, VA 23188	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/15/2043	75.3	75.3	83.2	0.03%
Summit Insights Group LLC	(#,^)	19 Briant Parkway, Summit, NJ 07901	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	3/14/2028	40.0	40.0	36.5	0.01%
Dante Ultimate Cleaning Service LLC	(#,^)	16969 River Park Dr, Covington, LA 70345	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/9/2028	9.0	9.0	8.7	—%
SRG Waterfront LLC	(#,^)	88 District Square SW, Washington, DC 20005	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/9/2028	264.7	264.7	245.0	0.08%
2b Mom Inc dba Mom's the Word Maternity	(#,^)	3150 18th St., Ste 435, San Francisco, CA 94110	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	3/9/2028	85.9	85.9	78.6	0.02%
Bee Kidz Funzone Inc	(#,^)	10301 Southern Blvd, Royal Palm Beach, FL 33411	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/9/2028	177.5	177.5	167.2	0.05%
Integrity Machinery Moving, LLC	(#,^)	9125 North Time Oil Rd, Portland, OR 97203	Support Activities for Transportation	Term Loan	Prime plus 2.75%	3/8/2028	19.9	19.9	20.7	0.01%
Treft Systems Inc	(#,^)	1050 Kings Hwy N Ste 107, Cherry HIll, NJ 08034	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/8/2028	13.2	13.2	12.2	—%
Play4Fun dba Luv 2 Play	(#,^)	13722 Jamboree Rd, Irvine, CA 92602	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/7/2028	158.4	158.4	150.8	0.05%
Unpainted Arizona, LLC dba Westside Bowl	(#,^)	2617 Mahoning Ave, Youngstown, OH 44509	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/7/2043	102.3	102.3	111.0	0.03%
Espinoza & Salinas Group Ltd dba Credit 360 Consulting	(#,^)	17806 IH 10 Ste 300, San Antonio, TX 78257	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/2/2028	4.4	4.4	4.1	—%
BC Bishop Enterprises LLC dba 9Round Pooler	(#,^)	105-107 Grand Central Blvd, Pooler, GA 31322	Educational Services	Term Loan	Prime plus 2.75%	3/2/2028	7.4	7.4	6.9	—%
Stepping Stones Childrens Academy	(#,^)	720 Rancho Del Norte Drive, Las Vegas, NV 89031	Social Assistance	Term Loan	Prime plus 2.75%	3/2/2043	248.4	248.4	276.1	0.09%
Connie Engelbrecht	(#,^)	20640 Raven Drive, Eagle River, AK 99577	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	2/28/2028	2.6	2.6	2.4	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Merciful Heavenly Homes, LLC	(#,^)	401 Dillar's Mill Rd, Tyner, NC 27980	Nursing and Residential Care Facilities	Term Loan	8%	2/28/2043	62.9	62.9	59.7	0.02%
Urban Fitness Group LLC dba Crunch Fitness Group LLC	(#,^)	2800 S IH-35 Ste 220, Round Rock, TX 78681	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2028	196.2	196.2	205.0	0.06%
The Law Offices of Samuel R Miller LLC	(#,^)	7405 Lake Worth Rd, Lake Worth, FL 33467	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/28/2043	116.0	116.0	131.3	0.04%
Carey Collision Repairs Inc.	(#,^)	295 D Bucheimer Rd, Fredrick, MD 21701	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/27/2028	65.7	65.7	61.5	0.02%
Purely Seed LLC	(#,^)	11515 Lake Lane Ste 102, Chisago, MN 55013	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	2/26/2028	109.5	109.5	100.0	0.03%
Betty's Catering Corp, Betty's Decoration & Wedding Center Inc.	(#,^)	94-33 Corona Ave, Corona, NY 11373	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/26/2043	348.4	348.4	394.5	0.12%
Carries Cakes and Catering, Inc dba Carrie's Cakes and Confections	(#,^)	4308 Holland Rd, Virginia Beach, VA 23452	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/23/2028	4.3	4.3	4.0	—%
Jackpine Technologies Corporation	(#,^)	Mill & Main Building 2 Ste 640, Maynard, MA 01754	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	2/22/2028	56.9	56.9	57.5	0.02%
Crossfit iQ LLC	(#,^)	346 Pike Rd, Bay 8-9, West Palm Beach, FL 33411	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/21/2028	37.2	37.2	34.9	0.01%
Wellfleet Consulting Inc.	(#,^)	2275 Research Blvd Ste 500, Rockville, MD 20850	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/21/2028	13.1	13.1	12.0	—%
New View Media Group LLC	(#,^)	1 Old Wolfe Rd Ste 205, Budd Lake, NJ 07828	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	2/16/2028	72.3	72.3	75.5	0.02%
Town & Country Transportation Co.	(#,^)	191-193 Arch St., New Britain, CT 06051	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	2/16/2028	58.4	58.4	61.0	0.02%
Lulinjett LLC dba All American Printing & Design	(#,^)	4621 Bayshore Rd, Fort Myers, FL 33917	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	2/14/2043	103.7	103.7	117.4	0.04%
Margab Inc dba Smoothie King	(#,^)	14200 SW 8th St Unit #102, Miami, FL 33184	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/13/2028	11.2	11.2	10.5	—%
JumboMarkets, Inc.	(#,^)	15500 SW Trail Drive, Indiantown, FL 34956	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/13/2028	181.7	181.7	171.5	0.05%
Tony Herring & Associates, Inc.	(#,^)	211 West Camellia Drive, Slidell, LA 70458	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	2/9/2028	7.2	7.2	7.5	—%
Quality Machine of Iowa, Inc	(#,^)	1040 4th Ave, Audubon, IA 50025	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	2/9/2028	1,144.4	1,144.4	1,129.6	0.35%
Start "UP "Dreams, Inc dba SDC Concrete and Start"UP" Dream Constructi	(#,^)	30521 134th St SE, Sultan, WA 98294	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/9/2028	65.7	65.7	63.2	0.02%
Apps Inc., Market Share, and Singular Leaseholdings LLC	(#,^)	800 Village Walk #159, Guilford, CT 06437	Telecommunications	Term Loan	Prime plus 2.75%	2/8/2028	458.2	458.2	418.6	0.13%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
De La Vega LLC dba De La Vega Deland and De La Vega Oviedo	(#,^)	128 North Woodland Blvd, Deland, FL 32720	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/7/2028	68.9	68.9	65.3	0.02%
Macrotech Integrated Management Solutions dba Extreme Lawn Care	(#,^)	2425 Durrance LN, Ormond Beach, FL 32174	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/5/2028	10.5	10.5	11.0	—%
Midlothian Hardware Inc dba Grills True Value	(#,^)	4751 West 147th St., Midlothian, IL 60445	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	2/2/2028	13.1	13.1	13.7	—%
M&R Wong LLC	(#,^)	1345 North Shepherd Dr, Houston, TX 77008	Administrative and Support Services	Term Loan	Prime plus 2.75%	2/1/2028	10.4	10.4	9.5	—%
Chace Building Supply of CT Inc.,	(#,^)	90 Route 171, Woodstock, CT 06281	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	1/31/2043	292.2	292.2	330.8	0.10%
Rocco'sLandscaping LLC	(#,^)	151 Kitts Lane, Newington, CT 06111	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/31/2043	73.0	73.0	82.6	0.03%
USA General Investment LLC dba Braniff Paint and Body Shop	(#,^)	2290 NW 21st Terrace, Miami, FL 33142	Repair and Maintenance	Term Loan	Prime plus 2.75%	1/31/2028	13.0	13.0	12.2	—%
WydeBodi, LLC dba Wyde Bodi Auto Tags	(#,^)	706 North 37th St., Philadelphia, PA 19104	Support Activities for Transportation	Term Loan	Prime plus 2.75%	1/30/2043	46.2	46.2	50.9	0.02%
New Phaze Packaging Inc	(#,^)	9533 Irondale Ave, Los Angeles, CA 91311	Paper Manufacturing	Term Loan	Prime plus 2.75%	1/26/2043	933.6	933.6	1,053.4	0.33%
Parati USA Inc	(#,^)	1018 Wilt Ave, Ridgefield, NJ 07657	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	1/25/2028	14.7	14.7	13.5	—%
Concrete Services LLC and James Ward	(#,^)	24 County Rd 901, Jemison, AL 35085	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/25/2028	86.9	86.9	83.8	0.03%
Southside BBQ Corp	(#,^)	16032 South Hwy 16, Cherokee, TX 76832	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/25/2028	16.9	16.9	17.7	0.01%
Flair Interiors, Inc dba Giant Don's Flooring America	(#,^)	7725 Old Seward Hwy, Anchorage, AK 99502	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	1/24/2028	119.5	119.5	124.9	0.04%
Tier1 Solutions LLC	(#,^)	1000 Essington Rd, Juliet, IL 60435	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/23/2028	6.5	6.5	6.1	—%
Weeping Willow Kennels, Inc.	(#,^)	6041 Hammond School Rd, Salisbury, MD 21804	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/19/2028	9.1	9.1	9.5	—%
Lavish Specs Inc	(#,^)	262 Glen St., Glen Cove, NY 11542	Machinery Manufacturing	Term Loan	Prime plus 2.75%	1/19/2028	6.5	6.5	6.0	—%
Friend Contractors, LLC	(#,^)	1950 Mill Bay Rd, Kodiak, AK 99615	Construction of Buildings	Term Loan	Prime plus 2.75%	1/19/2043	226.3	226.3	246.1	0.08%
MedWorxs Inc.	(#,^)	6857 Timbers Dr., Evergreen, CO 80439	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/18/2028	68.5	68.5	62.5	0.02%
Lou & Choo Enterprises Inc dba Lou & Choo Lounge	(#,^)	2101,2103,2105 W Hunting Park Ave, Philadelphia, PA 19140	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/18/2043	111.9	111.9	121.0	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Specialized Dairy Processors LLC and Nathaly Zapata	(#,^)	2200 N Commerce Parkway, Weston, FL 33326	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/16/2028	56.5	56.5	51.6	0.02%
Human Resource Time Manager LLC	(#,^)	2737 Humphrey St., East Elmhurst, NY 11369	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/8/2028	13.4	13.4	14.0	—%
Impress Therapeutic Massage LLC	(#,^)	3145 Suntree Blvd Ste 102, Rockledge, FL 32955	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/8/2043	61.4	61.4	68.1	0.02%
Sandfree Systems LLC	(#,^)	116 Cricket Ave Ste B, Ardmore, PA 19003	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/5/2028	6.5	6.5	6.8	—%
Crad Holding LLC dba Neighborhood Laundry of Bloomfield	(#,^)	60 Dodd St., Bloomfield, NJ 07003	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/5/2028	54.3	54.3	50.0	0.02%
Social Link LLC	(#,^)	41 Peabody St., Nashville, TN 37210	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/29/2027	9.7	9.7	8.9	—%
Farec, Inc	(#)	30250 W Nine Mile Rd, Farmington, MI 48336	Amusement, Gambling, and Recreation Industries	Term Loan	7.5%	12/29/2042	242.4	242.4	223.3	0.07%
Morrocco Method, Inc	(#,^)	800 Farroll Rd, Grover Beach, CA 93433	Chemical Manufacturing	Term Loan	Prime plus 2.75%	12/27/2042	707.3	707.3	785.3	0.24%
Anglin Cultured Stone Products LLC	(#,^)	877 Salem Church Rd, Newark, DE 19702	Construction of Buildings	Term Loan	Prime plus 2.75%	12/27/2042	630.5	630.5	660.5	0.20%
Muckamuck Trucks, Inc.	(#,^)	510 S Spring St., Ukiah, CA 95482	Truck Transportation	Term Loan	Prime plus 2.75%	12/22/2027	11.8	11.8	11.7	—%
O'Rourke's Diner, LLC	(#,^)	728 Main St., Middleton, CT 06457	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/22/2027	3.2	3.2	3.2	—%
Dudeck Enterprise LLC dba Detail Garage Las Vegas	(#,^)	2360 S Rainbow Blvd Ste 3, Las Vegas, NV 89146	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/22/2027	14.0	14.0	14.6	—%
Anderson Farms Inc	(#)	271 West Hwy 30, Burley, ID 83318	Truck Transportation	Term Loan	7.5%	12/22/2027	1,084.7	1,084.7	914.2	0.28%
Medical Plaza of Boro Park PC	(#,^)	1266 51St 1st Floor, Brooklyn, NY 11219	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/22/2027	53.9	53.9	49.2	0.02%
Landmark Ventures USA Inc	(#,^)	475 Park Ave S 25th Fl, New York, NY 10016	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	12/22/2027	53.9	53.9	49.2	0.02%
Salida Family Chiropractic-PPLC dba Salida Sport and Spine	(#,^)	203 G St., Salida, CO 81201	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/22/2027	10.4	10.4	9.4	—%
Lab Partner, LLC and Beechtree Diagnostics, LLP and Cottonwood Diag	(#,^)	12351 Gateway Park Place, Draper, UT 84020	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/22/2027	671.4	671.4	620.0	0.19%
Jacliff Investments Inc dba International Heal	(#,^)	2355 South 1070 West, Ste D, Salt Lake City, UT 84119	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	12/22/2027	43.1	43.1	39.3	0.01%
Blue Lagoon Resort, LLC dba Hill View Cottages	(#,^)	3670 Lake Shore Drive, Lake George, NY 12845	Accommodation	Term Loan	Prime plus 2.75%	12/21/2042	181.1	181.1	204.8	0.06%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
CT Auto Spa LLC	(#,^)	39 Albany Turnpike, West Simsbury, CT 06092	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/21/2027	189.3	189.3	197.2	0.06%
DHD Enterprise LLC dba Edible Arrangements #1699	(#,^)	828 Washington Ave, Miami Beach, FL 33139	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/21/2027	19.7	19.7	18.7	0.01%
DBMS Consulting, Inc.	(#,^)	164 W 83rd St. #CF1 & CF2, New York, NY 10024	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/20/2027	64.7	64.7	63.8	0.02%
Best Quality Home Care LLC	(#,^)	317 S Berry St., Centralia, WA 98531	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	12/19/2027	6.2	6.2	5.7	—%
Auto Excellance of Fort Myers Inc.	(#,^)	3105 Fowler St., Fort Myers, FL 33901	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/19/2042	103.3	103.3	116.8	0.04%
Legion Bowl, Inc & Legion Pub Inc	(#,^)	661 Park St., Cranston, RI 02910	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/15/2042	324.6	324.6	367.1	0.11%
1-0 Granny's Helpful Hands, LLC	(#,^)	705 East Lake St., Minneapolis, MN 55407	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	12/15/2027	19.4	19.4	17.9	0.01%
Ocean Trans LLC & Dehal Trucking LLC	(#,^)	1415 W. Anderson St., Stockton, CA 95206	Truck Transportation	Term Loan	Prime plus 2.75%	12/15/2042	598.7	598.7	628.5	0.20%
JMD Aviation Holdings, LLC	(#,^)	8050 NW 90th St., Medley, FL 33166	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/15/2027	431.3	431.3	447.5	0.14%
Capital Containers LLC	(#,^)	7610 Auburn Blvd #4B, Citrus Heights, CA 95610	Truck Transportation	Term Loan	Prime plus 2.75%	12/15/2027	19.4	19.4	18.1	0.01%
Peanut Butter & Co., Inc	(#,^)	119 West 57th St., Ste 300, New York, NY 10019	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/15/2027	194.1	194.1	177.0	0.05%
Atlas Geo-Constructors, LLC	(#,^)	3466 Thomasville Rd, Winston Salem, NC 27107	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/14/2027	262.3	262.3	261.2	0.08%
KR Calvert & Co, LLC	(#,^)	113 Seaboard Lane #C-270, Franklin, TN 37067	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	12/14/2027	435.9	435.9	399.0	0.12%
Royalty Freight Inc	(#,^)	3728 W Mckinley Ave, Fresno, CA 93722	Truck Transportation	Term Loan	Prime plus 2.75%	12/14/2027	587.9	587.9	536.2	0.17%
AADJ Empire Inc and AADJ Galaxy Inc.	(#,^)	1599 Post Rd, Warwick, RI 02888	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/14/2042	176.1	176.1	187.8	0.06%
Heung Kyun Im	(#,^)	6235 Conlan Bay Drive, Houston, TX 77041	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/14/2027	13.3	13.3	12.2	—%
Hana Pastries Enterprises LLC dba Hana Kitchens, Hana Pastries, Inc. d	(#,^)	34 35th St., Brooklyn, NY 11232	Food Manufacturing	Term Loan	Prime plus 2.75%	12/14/2027	83.2	83.2	84.8	0.03%
LP Industries Inc. dba Childforms	(#,^)	2040 Norwood St. SW, Lenoir, NC 28645	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	12/14/2027	64.9	64.9	65.1	0.02%
Beale Street Blues Company Inc.dba B.B. King's Club-Memphis	(#,^)	149 Monroe Ave, Memphis, TN 38103	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/14/2027	869.2	869.2	798.7	0.25%
Barcade Holdings, LLC ,Barcade LLC,& Barcade New Haven LLC	(#,^)	148 West 24th St., New York, NY 10011	Management of Companies and Enterprises	Term Loan	Prime plus 2.75%	12/14/2027	54.4	54.4	50.4	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Nichols Fire and Security LLC	(#,^)	1906 Vanderhorn Drive, Memphis, TN 38134	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/13/2042	85.0	85.0	92.2	0.03%
Hardway Inc & AFC Leasing Inc	(#,^)	12533 S. 73rd E. Place, Bixby, OK 74008	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/13/2027	778.6	778.6	710.1	0.22%
Clore Construction LLC	(#,^)	21220 FM 1420, Harlingen, TX 78550	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	12/12/2027	398.5	398.5	393.7	0.12%
A-1 Van Services Inc	(#,^)	154 Sandy Creek Rd, Verona, PA 15147	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	12/12/2027	620.7	620.7	618.2	0.19%
Sky Way Enterprises, Inc, A-Liner-8-Aviation, Inc, Kissimmee Aviation	(#,^)	3031 Patrick St, Kissimmee, FL 34741	Air Transportation	Term Loan	Prime plus 2.75%	12/12/2027	446.7	446.7	407.4	0.13%
Jai Ganeshai LLC, Mahiveera 1 LLC, Mahiveera 2 LLC & KSVP LLC	(#,^)	1120 Wren School Rd, Piedmont, SC 29673	Gasoline Stations	Term Loan	Prime plus 2.75%	12/12/2027	43.0	43.0	39.2	0.01%
Big Picture Group LLC	(#,^)	110 S. Fairfax Ave, Los Angeles, CA 90036	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/12/2027	324.7	324.7	307.8	0.10%
The Ohio Valley Group Inc dba Ohio Valley Landscapes & Design	(#,^)	16965 Park Circle Drive, Chagrin Falls, OH 44023	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/12/2027	12.9	12.9	12.2	—%
LPB LPB Property Management Inc dba Wilderness View Cabins & Ellijay C	(#,^)	498 Wilderness View, Chatsworth, GA 30705	Real Estate	Term Loan	Prime plus 2.75%	12/12/2042	97.2	97.2	109.7	0.03%
Clear Sound Communications, Inc	(#,^)	680 Old Medford Ave, Medford, NY 11763	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/8/2027	3.2	3.2	3.0	—%
AV Strategy Inc	(#,^)	9402 American Eagle Way Ste 100, Orlando, FL 32837	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/8/2027	381.7	381.7	370.4	0.11%
JVLS LLC dba Vaccines 2 Go	(#,^)	4060 Johns Creek Pkwy, Ste H, Suwanee, GA 30024	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/7/2027	12.9	12.9	11.8	—%
Kim Howard Corp dba NPN Machine Tools	(#,^)	9130 Wayfarer Lane, Houston, TX 77075	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/7/2042	562.5	562.5	635.3	0.20%
IHC Hardware Inc.	(#,^)	614 Broad St., Story City, IA 50248	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/6/2042	97.2	97.2	102.5	0.03%
ODS Inc	(#,^)	626 N Delsea Drive, Glassboro, NJ 08028	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/6/2027	42.3	42.3	40.6	0.01%
Oil Palace, Inc.	(#,^)	10408 Hwy 64 E, Tyler, TX 75707	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/4/2042	961.7	961.7	1,087.7	0.34%
Healthcare Interventions, Inc dba Brightstar Healthcare of & Brightsta	(#,^)	5300 W Atlantic Ave Ste 501, Delray Beach, FL 33484	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/4/2027	12.9	12.9	11.8	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Linda Jean Howard Riley dba The Rusty Bolt	(#,^)	22345 W. Rt 66, Seligman, AZ 86337	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/1/2042	20.4	20.4	23.1	0.01%
Salud Bar & Grill LLC	(#,^)	1413 Bushwick Ave, Brooklyn, NY 11207	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/1/2027	48.5	48.5	44.5	0.01%
Utara LLC	(#,^)	214 Pine St, Sandpoint, ID 83864	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/1/2027	20.1	20.1	19.3	0.01%
Square1 Partners, LLC	(#,^)	1088 Greenbriar Lane, Northbrook, IL 60062	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	12/1/2027	54.3	54.3	49.5	0.02%
Fortress Verve Inc, Maurice R. Margules and Antonie C. Reinhard	(#,^)	1 Jackson St., Troy, NY 12180	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	11/30/2027	112.3	112.3	115.4	0.04%
WTI Distribution Inc	(#,^)	14277 Ramona Ave, Chino, CA 91710	Support Activities for Transportation	Term Loan	Prime plus 2.75%	11/30/2027	34.2	34.2	33.5	0.01%
Create- A- Stitch, Inc	(#,^)	3585 SW 10th St., Pompano Beach, FL 33069	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/30/2042	84.9	84.9	95.1	0.03%
Frontier Sand LLC	(#,^)	305 Country Hwy AA, New Auburn, WI 54757	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	11/30/2027	463.6	463.6	468.2	0.15%
Skin Beauty Bar Inc. and Tameka J. Mathis	(#,^)	749 8th St. SE 2nd Fl, Washington, DC 20003	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/30/2027	7.7	7.7	7.2	—%
J. Venture Holdings, LLC	(#,^)	2285 St. Andrews Ave, Zachary, LA 70791	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/30/2027	10.7	10.7	11.1	—%
Clearwater Transportation LTD dba Thrifty Car Rental, Dollar Rent A Ca	(#,^)	8790 Crownhill Blvd, San Antonio, TX 78209	Rental and Leasing Services	Term Loan	8.25%	11/29/2027	153.7	153.7	130.9	0.04%
OPH Lexington, Inc	(#,^)	235 Walton Ave, Lexington, KY 40502	Social Assistance	Term Loan	Prime plus 2.75%	11/29/2042	188.3	188.3	212.9	0.07%
Our Playhouse Preschool, LLC	(#,^)	3501 NC Hwy 54 W, Chapel hill, NC 27516	Social Assistance	Term Loan	Prime plus 2.75%	11/29/2042	231.7	231.7	262.0	0.08%
Beacon Brewing LLC and C' Sons, LLC	(#,^)	700 Lincoln St., Lagrange, GA 30204	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/27/2042	123.2	123.2	139.3	0.04%
JMD Corporation dba Dart's True Value	(#,^)	121 South Main St., Payette, ID 83661	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/22/2027	16.0	16.0	15.7	—%
Webtez Inc dba Mod Vans	(#,^)	1673 Donlon St., Ste 202, Ventura, CA 93003	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/22/2027	59.9	59.9	54.9	0.02%
Step Up Academy of the Arts, LLC	(#,^)	2258A Wigwam Parkway, Henderson, NV 89074	Educational Services	Term Loan	Prime plus 2.75%	11/22/2027	13.5	13.5	12.3	—%
Cali Fit Meals	(#,^)	3450 E Orangethrope Ave, Anaheim, CA 92806	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/21/2027	19.3	19.3	18.9	0.01%
Grumpy's Restaurant Company, LLC	(#,^)	834 Kingsley Ave, Orange Park, FL 32073	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/21/2027	60.9	60.9	55.7	0.02%
PB Market LLC dba Pure Barre	(#,^)	164-C Market St, Charleston, SC 29401	Educational Services	Term Loan	Prime plus 2.75%	11/21/2027	92.9	92.9	84.9	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
B Lam LLC	(#,^)	9419 Kenwood Rd, Cincinnati, OH 45242	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/20/2042	175.9	175.9	195.3	0.06%
TPE Midstream LLC, Dasham Company dba Sahm Co & S & S Ventures Inc.	(#,^)	7799 South Regency Drive, Tulsa, OK 74131	Rental and Leasing Services	Term Loan	Prime plus 2.75%	11/17/2027	161.8	161.8	161.7	0.05%
Maya Motel, LLC dba Town House Motel	(#,^)	1701 Washington Ave, Waco, TX 76701	Accommodation	Term Loan	Prime plus 2.75%	11/17/2042	55.3	55.3	62.6	0.02%
SSI Refrigerated Express Inc. and Robert M Stallone	(#,^)	1001 E. Cooley Drive Ste 102, Colton, CA 92324	Truck Transportation	Term Loan	Prime plus 2.75%	11/17/2027	53.4	53.4	49.8	0.02%
Jacob's Towing, Inc.dba Jacob's Automotive Locksmith & Jacob's Auto Re	(#,^)	558 West Main St., Lebanon, OH 45036	Support Activities for Transportation	Term Loan	Prime plus 2.75%	11/17/2027	42.8	42.8	40.7	0.01%
Southern Specialty Contractor, LLC & Ronald David Holbrook Jr.	(#,^)	1990 Flippen Rd, Stockbridge, GA 30281	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/17/2027	45.4	45.4	41.8	0.01%
Murf & Sons LLC	(#,^)	3821 Pleasant Hill Rd, Store #B-107, Kissimmee, FL 34746	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/16/2027	142.4	142.4	131.7	0.04%
H & H Hotshot Services, Inc.	(#,^)	5455 N. 51st Ave Ste 30, Glendale, AZ 85301	Couriers and Messengers	Term Loan	Prime plus 2.75%	11/16/2027	59.9	59.9	56.9	0.02%
J R Wholesale Tires & Auto Center, LLC	(#,^)	822 Cameron Lane, Lugoff, SC 29078	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/15/2042	13.1	13.1	14.8	—%
Auto Rx LLC,J&P Auto Repair Inc	(#,^)	91 & 95 Woodbury Rd, Hicksville, NY 11801	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/15/2042	190.4	190.4	214.5	0.07%
Marcaco LLC	(#,^)	124 Lincoln Ave, Colonie, NY 12205	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	11/15/2042	609.4	609.4	680.2	0.21%
Paramount Dance Studios Inc. and Homestead Dance Supply	(#,^)	112 N Krome Ave, Homestead, FL 33033	Educational Services	Term Loan	Prime plus 2.75%	10/14/2043	457.5	457.5	501.6	0.16%
Wing King at the Gardens LLC	(#,^)	4235 S Fort Apache Rd, Ste 250, Las Vegas, NV 89147	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/10/2027	8.3	8.3	7.6	—%
Linqserv Inc.	(#,^)	1555 Lyell Ave, Rochester, NY 14606	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	11/9/2027	285.6	285.6	297.9	0.09%
Hofgard & Co, Inc dba Hofgard Benefits and James Marsh	(#,^)	400 S. McCaslin Blvd, Ste 201, Louisville, CO 80027	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	11/8/2027	12.8	12.8	11.7	—%
JNP Delivery Inc	(#,^)	4500 North Providence # 7, Appleton, WI 54913	Couriers and Messengers	Term Loan	Prime plus 2.75%	11/7/2027	95.8	95.8	92.7	0.03%
His Loving Hands Christian Academy, Inc.	(#,^)	15020 Harrison St., Miami, FL 33176	Social Assistance	Term Loan	Prime plus 2.75%	11/6/2042	89.0	89.0	98.9	0.03%
S & S Auto Body Shop Inc.	(#,^)	5001 W. Clay St., Richmond, VA 23230	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/3/2042	160.1	160.1	180.0	0.06%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Sterling Campbell Insurance Agency, Inc	(#,^)	36359 N Gantzel Rd Ste 102, San Tan Valley, AZ 85140	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	11/3/2027	6.4	6.4	5.9	—%
Top Quality Dent Service LLC	(#,^)	1541 Vapor Trail, Colorado Springs, CO 80905	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/2/2027	5.2	5.2	4.8	—%
Edge Studios Inc Radiant Yoga LLC	(#,^)	448 Howe Ave, Sacramento, CA 95825	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/1/2027	56.6	56.6	52.8	0.02%
Rachael Reel dba Rachel Reel Insurance Age	(#,^)	208 Bank St., Lenoir, TN 37771	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	10/31/2027	6.4	6.4	5.8	—%
Berza TLG,LLC dba The Little Gym of Lake Charles	(#,^)	1301 E McNeese St., Ste 201, Lake Charles, LA 70607	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/31/2027	36.0	36.0	33.5	0.01%
Die Hard Used Car Sales	(#,^)	1668 West Grand Ave, Phoenix, AZ 85007	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/30/2042	54.6	54.6	61.8	0.02%
The Five Lakes LLC	(#,^)	13705 Holmes Rd, Kansas City, MO 64154	Educational Services	Term Loan	Prime plus 2.75%	10/30/2042	460.3	460.3	520.6	0.16%
Ashore Ventures Inc dba PuroClean Professional Restoration	(#,^)	909 SE Everett Mall Way Ste A-140, Everett, WA 98208	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/27/2027	12.4	12.4	11.6	—%
Blue Eagle Transport Inc , Golden Eagle Transport, Inc & Green Eagle T	(#,^)	377 Boston Post Rd Unit B, Milford, CT 06460	Couriers and Messengers	Term Loan	Prime plus 2.75%	10/27/2027	31.8	31.8	29.8	0.01%
Sage Oil LLC	(#,^)	8913 Egyptian Ave, Las Vegas, NV 89143	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	10/27/2027	8.5	8.5	7.9	—%
Suzie LLC dba Tony D's Restaurant	(#,^)	92 Huntington St., New London, CT 06320	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/25/2042	84.8	84.8	94.9	0.03%
Grand Blanc Lanes, Inc.	(#,^)	5301 S. Saginaw Rd, Flint, MI 48507	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/25/2027	12.7	12.7	13.3	—%
Schafer Fisheries Inc	(#,^)	21985 Waller Rd, Fulton, IL 61252	Food Manufacturing	Term Loan	Prime plus 2.75%	10/25/2027	29.7	29.7	31.0	0.01%
Action Physical Therapy Yoga and Wellness Center Inc.	(#,^)	5811 S Westnedge Ave, Portage, MI 49002	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/24/2027	19.2	19.2	19.4	0.01%
Looky Enterprises, LLC	(#,^)	1175 Surlington Ave, Ste 101, Leland, NC 28451	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/18/2027	56.5	56.5	52.8	0.02%
Island Refrigeration & AC Inc	(#,^)	3201 Flagler Ave, Unit 510 & 511, Key West, FL 33040	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/18/2042	130.0	130.0	142.4	0.04%
Blueridge Armor LLC	(#,^)	1495 Hwy 74-A Bypass, Ste 150192, Spindale, NC 28160	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	10/17/2027	7.0	7.0	6.8	—%
H and K Dry Cleaning LLC ,Quintero Shopping Center LLC,Aqua Laundry, L	(#,^)	1227 Burnside Ave, East Hartford, CT 06108	Electronics and Appliance Stores	Term Loan	7.9375%	10/17/2042	62.4	62.4	59.1	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Albas Bar & Grill LLC	(#,^)	221 Self Main St., Homer City, PA 15748	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/13/2042	43.9	43.9	46.5	0.01%
Cortez Landscaping, LLC	(#,^)	4 Powder Rd, Norwalk, CT 06854	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/13/2027	16.3	16.3	15.7	—%
On Call Services LLC	(#,^)	15060 281St Ave NW, Zimmerman, MN 55398	Construction of Buildings	Term Loan	Prime plus 2.75%	10/13/2027	15.5	15.5	16.2	0.01%
Crawfordsville Fitness LLC dba Planet Fitness	(#,^)	1632 Bush Lane, Crawfordsville, IN 47933	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/13/2027	105.4	105.4	98.5	0.03%
JD Ventures LLC and JD Roof Co LLC	(#,^)	2101 Hillshire Circle, Memphis, TN 38133	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/12/2027	19.3	19.3	18.0	0.01%
Pro Anderson, LLC	(#,^)	1092 Hampton Inn Way, Ste 400, Jacksonville, NC 28546	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/11/2027	45.9	45.9	42.5	0.01%
Sandbox Ventures LLC	(#,^)	1857 A Elmdale Ave, Glenview, IL 60026	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/11/2027	16.2	16.2	16.3	0.01%
Eye Optique Inc.	(#,^)	10800 Alpharetta Hwy, Ste 220, Roswell, GA 30076	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	10/5/2027	12.7	12.7	11.6	—%
Ains Holding Company LLC	(#,^)	121 Fulton St., New York, NY 10038	Management of Companies and Enterprises	Term Loan	Prime plus 2.75%	10/2/2027	72.1	72.1	67.3	0.02%
Becky Lou Corp dba Rent A Center	(#,^)	3578 Route 611 Ste 210, Bartonsville, PA 18321	Rental and Leasing Services	Term Loan	Prime plus 2.75%	10/2/2027	77.3	77.3	74.7	0.02%
Threads of Time LLC	(#,^)	207 S Buchanan St., Danville, IL 61832	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	9/29/2042	133.0	133.0	143.8	0.04%
Miechella Suzette Decker	(#,^)	3515 Main St., Exmore, VA 23350	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/29/2042	97.5	97.5	110.3	0.03%
Harco Metal Products Inc	(#,^)	7895 E Acoma Drive Ste 102, Scottsdale, AZ 85260	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	9/29/2042	476.9	476.9	499.5	0.16%
Sashshel Corporation	(#,^)	676 Franklin Blvd, Somerset, NJ 08873	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/29/2042	205.8	205.8	232.8	0.07%
Dan Cline Transport Inc.	(#,^)	501 State Drive, Mount Vernon, MO 65712	Truck Transportation	Term Loan	Prime plus 2.75%	9/29/2030	886.0	886.0	841.9	0.26%
Chicago American Manufacturing LLC, Dockside Steel ProcessingLLC and S	(#,^)	4500 W 47th St., Chicago, IL 60632	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/29/2042	1,211.0	1,211.0	1,328.4	0.41%
Nicholson Lumber Co Inc.	(#,^)	377 Main St., Nicholson, PA 18446	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/28/2030	192.1	192.1	199.5	0.06%
Rhode Island Tennis Management LLC	(#,^)	636 Centerville Rd, Warwick, RI 02886	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2042	371.3	371.3	400.7	0.12%
National Media Services, Inc	(#,^)	5091 Lexington Blvd, Fort Meyers, FL 33919	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/28/2027	15.8	15.8	14.4	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Pets A Go Go LLC	(#,^)	589 North State Rd, Briarcliff Manor, NY 10510	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/28/2042	192.7	192.7	213.1	0.07%
Rhode Island Tennis Management LLC	(#,^)	636 Centerville Rd, Warwick, RI 02886	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2042	533.2	533.2	575.4	0.18%
Complete Care IT LLC	(#,^)	4801 South University Drive, Ste 125, Davie, FL 33328	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/27/2027	12.4	12.4	11.3	—%
Technologist Inc	(#,^)	1820 N Fort Myer Drive Ste 530, Arlington, VA 22209	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/27/2027	215.5	215.5	224.5	0.07%
Inspirations Food Design, Inc	(#,^)	1338 Memorial Ave, West Springfield, MA 01089	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/26/2042	455.9	455.9	497.0	0.15%
Rollins Construction & Trucking LLC	(#,^)	893 South 120 East, Milford, UT 84751	Construction of Buildings	Term Loan	Prime plus 2.75%	9/26/2027	278.9	278.9	285.8	0.09%
KB Waterjet Cutting LLC	(#,^)	4330 Parker Lane, Addis, LA 70710	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/22/2027	8.6	8.6	8.2	—%
JPS Arthur Kill Rd Bakery Corp dba Aunt Butches of Brooklyn	(#,^)	4864 Arthur Kill Rd #102,103,104,105, Staten Island, NY 10309	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/22/2027	18.9	18.9	17.4	0.01%
Sallee Pro-Custom Fabrication Shop LLC	(#,^)	8865 North County Rd 600 W, Scipio, IN 47273	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/21/2027	7.6	7.6	7.9	—%
Sound Manufacturing, Inc. & Monster Power Equipment, Inc.	(#,^)	51 Donnelley Rd, Old Saybrook, CT 06475	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/20/2027	168.0	168.0	167.0	0.05%
Insight Diagnostic Technologist Services	(#,^)	2030 Forest Ave, Ste 110, San Jose, CA 95128	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/20/2027	262.8	262.8	248.3	0.08%
Commonwealth Diagnostics International, Inc	(#,^)	1 Holyoke Sq., Salem, MA 01970	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/20/2027	1,063.3	1,063.3	1,107.2	0.34%
Imagine By Carleen, Inc.	(#,^)	1404 Del Prado Blvd S Unit 100, 105, Cape Coral, FL 33904	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/20/2027	6.3	6.3	6.4	—%
NY Tent LLC & NY Tent Parent, LLC dba Tent Company of New York	(#,^)	1401 Lakeland Ave, Bohemia, NY 11716	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/20/2027	867.3	867.3	868.1	0.27%
CR Park Incorporated dba Define Body and Mind	(#,^)	49 W. Allandale Ave, Allendale, NJ 07401	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/20/2027	68.7	68.7	65.2	0.02%
Alpha Preparatory Academy LLC	(#,^)	4462 Mink Livsey Rd, Snellville, GA 30039	Social Assistance	Term Loan	Prime plus 2.75%	9/20/2042	157.2	157.2	169.1	0.05%
Montessori Community School	(#,^)	123 South Navarra Drive, Scotts Valley, CA 95066	Social Assistance	Term Loan	Prime plus 2.75%	9/20/2042	284.7	284.7	308.1	0.10%
Denek Contracting Inc and Denek Leasing LLC	(#,^)	451 E. Wilson Ave, Pontiac, MI 48341	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/20/2042	203.0	203.0	229.4	0.07%
Max Home Deliveries, Inc	(#,^)	77 Van Buren St., Port Jefferson Station, NY 11776	Couriers and Messengers	Term Loan	Prime plus 2.75%	9/20/2027	67.5	67.5	65.0	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
CIS BIG DOG, LLC	(#,^)	8920 US HWY, 62 WEST, Cynthiana, KY 41031	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/19/2027	54.7	54.7	56.9	0.02%
Stone's Construction and Remodeling, LLC	(#,^)	5210 Kaylin Drive, Akron, OH 44319	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/19/2027	4.4	4.4	4.0	—%
Party By Design Inc.	(#,^)	61 Strafello Drive, Avon, MA 02322	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/18/2042	1,185.5	1,185.5	1,271.0	0.39%
Li Family Spokane LLC	(#,^)	21 E. Lincoln Rd, Spokane, WA 99208	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/15/2042	372.0	372.0	413.2	0.13%
Clinton Food Market LLC	(#,^)	196 East Main St., Clinton, CT 06413	Gasoline Stations	Term Loan	Prime plus 2.75%	9/15/2042	253.8	253.8	275.1	0.09%
Tarleton & Family Landscaping, LLC	(#,^)	125 E Center St., Midland Park, NJ 07432	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/15/2027	70.2	70.2	66.0	0.02%
Alaska Motor Home Inc	(#,^)	6633 Brayton Dr, Anchorage, AK 99507	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/13/2027	279.3	279.3	254.3	0.08%
Fox Valley Rentals & Investments, LLC	(#,^)	2906 E. Newberry St., Appleton, WI 54915	Food Services and Drinking Places	Term Loan	Prime plus 3.75%	9/13/2027	6.4	6.4	6.6	—%
Nails By Mercede LLC	(#,^)	2994 and 2996 Edgewater Drive, Orlando, FL 32804	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/13/2027	12.0	12.0	11.8	—%
Town & Country Transportation Co. and Popco, LLC.	(#,^)	191 Arch St., New Britain, CT 06051	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/12/2042	163.7	163.7	185.0	0.06%
Rajbai Maa Inc. dba Nara Lounge	(#,^)	244-252 Atwells Ave, Providence, RI 02903	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/12/2042	377.5	377.5	399.0	0.12%
Health & Performance Center, LLC	(#,^)	1862 Craigshire Rd, Saint Louis, MO 63146	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/11/2027	17.2	17.2	15.6	—%
Morgan Lynn Kerstetter dba Catherine School of Dance	(#,^)	315 Mill St. 3rd Fl, Danville, PA 17821	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/11/2027	6.3	6.3	6.6	—%
Foxtail, LLC and Tottly New Services Corp	(#,^)	1481 Highland Ave, Cheshire, CT 06410	Social Assistance	Term Loan	Prime plus 2.75%	9/8/2042	281.8	281.8	306.3	0.10%
Echelon Planning Group, LLC dba Echelon Financial Services and Echelon	(#,^)	5 Greenleaf Drive, Unit 201, Portsmouth, NH 03801	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	9/8/2027	6.3	6.3	6.5	—%
Crazy Beatz Productions LLC	(#,^)	20014 NE 138th St., Kearney, MO 64060	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 3.75%	9/7/2027	4.5	4.5	4.4	—%
South Fulton Landscape & Nursery, Inc.	(#,^)	3415 Enon Rd, College Park, GA 30349	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/7/2042	96.9	96.9	109.4	0.03%
Dreaming Big Learning Center Inc	(#,^)	3301 W Oak St, Kissimmee, FL 34741	Social Assistance	Term Loan	Prime plus 2.75%	9/5/2042	362.2	362.2	393.0	0.12%
Big Coop's Trucking LLC	(#,^)	3066 Misty Creek Drive., Swartz, MI 48473	Truck Transportation	Term Loan	Prime plus 2.75%	9/1/2027	85.0	85.0	83.8	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Blue EagleTransport Inc, Greeneagle Transport Inc & Golden Eagle Tran	(#,^)	377 Boston Post Rd, Milford, CT 06460	Couriers and Messengers	Term Loan	Prime plus 2.75%	8/31/2027	321.1	321.1	300.6	0.09%
Busby Outdoor LLC	(#,^)	1734 Wansley Rd, Laurel, MS 39440	Real Estate	Term Loan	Prime plus 2.75%	8/29/2042	684.7	684.7	684.2	0.21%
Busby Outdoor LLC	(#,^)	1734 Wansley Rd, Laurel, MS 39440	Real Estate	Term Loan	Prime plus 2.75%	8/29/2042	537.9	537.9	537.5	0.17%
Lake County Tow LLC	(#,^)	15409 Country Rd 565A, Clermont, FL 34711	Support Activities for Transportation	Term Loan	Prime plus 2.75%	8/25/2042	84.5	84.5	91.3	0.03%
Parlay Disributors LLC	(#,^)	20 Medford Ave, Ste 104, Patchogue, NY 11772	Educational Services	Term Loan	Prime plus 2.75%	8/25/2027	93.1	93.1	86.0	0.03%
InUSA Ventures Inc dba InUSA Services	(#,^)	3015 San Pablo Ave, Ste 511, Berkeley, CA 94702	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	8/24/2027	20.9	20.9	19.0	0.01%
Genuine Ventures LLC and Seaweed Ventures LLC	(#,^)	432 S Franklin St, Juneau, AK 99801	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/24/2030	495.8	495.8	491.3	0.15%
R & R Strength & Conditioning Corp dba Crossfit Light House Point	(#,^)	3701 NE 12th St., Pompano Beach, FL 33064	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/23/2042	79.8	79.8	90.1	0.03%
Delicias de Minas Restaurant, LLC	(#,^)	168-170 McWhorter St., Newark, NJ 07105	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/22/2027	172.0	172.0	176.3	0.05%
Damiano Global Corp	(#,^)	333 Birch Hills Drive, Rochester, NY 14622	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/21/2027	18.8	18.8	18.6	0.01%
L&V Auto Sales, Inc.	(#,^)	1504 West Franklin Blvd., Gastonia, NC 28052	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	8/21/2027	15.0	15.0	15.7	—%
Tier1 Solutions LLC	(#,^)	1000 Essington Rd Ste. 109 & 111, Joliet, IL 60435	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/18/2027	15.7	15.7	14.8	—%
Tony Herring & Associates, Inc	(#,^)	211 West Camellia Drive, Slidell, LA 70458	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	8/17/2027	6.3	6.3	5.7	—%
Chester's World Enterprise LLC	(#,^)	140 W Alameda Drive, Ste 104, Tempe, AZ 85282	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/16/2027	18.8	18.8	17.9	0.01%
D'Amato & Sons Construction, Inc.	(#,^)	117 Oak St., Amityville, NY 11701	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/11/2027	6.9	6.9	6.6	—%
L & J Corporate Services Inc	(#,^)	866 NW 110th Ave, Coral Springs, FL 33071	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/4/2027	6.1	6.1	5.6	—%
Furniture Masters Limited Liability Company	(#,^)	160 Mount Pleasant Ave, Newark, NJ 07104	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/3/2027	7.5	7.5	6.8	—%
HMG Strategy LLC,	(#,^)	191 Post Rd W., Westport, CT 06880	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/2/2027	41.3	41.3	37.6	0.01%
Hope Health Care, LLC	(#,^)	2945 Main St., Stratford, CT 06614	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	7/31/2027	8.7	8.7	7.9	—%
Raffi's Inc dba Atlantic Auto Center	(#,^)	1809 Roane St., Richmond, VA 23222	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/31/2027	11.8	11.8	12.3	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Royal Blue Investments, Inc. and Cleland Pharmacy LLC	(#,^)	202 S. 1st St., Wakeeny, KS 67672	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	7/31/2042	51.1	51.1	57.0	0.02%
Sharon G McMillen, MA Psychologist, Inc.	(#,^)	216 West Main St, Kingwood, WV 26537	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/28/2027	15.4	15.4	14.0	—%
HQTRONIC LLC	(#,^)	10135 S. Roberts Rd Ste 209, Palos Hills, IL 60465	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	7/27/2027	18.7	18.7	17.0	0.01%
Oberon IT, Inc.	(#,^)	1404 W. Walnut Hill Lane, Irving, TX 75038	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/26/2027	181.4	181.4	174.7	0.05%
Gilles Peress Studio LLC	(#,^)	76 Lafayette Ave, Brooklyn, NY 11217	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/25/2027	53.5	53.5	48.7	0.02%
Obok LLC	(#,^)	2720 S. Havana St., Unit H, Aurora, CO 80014	Food Manufacturing	Term Loan	Prime plus 2.75%	7/21/2027	9.9	9.9	9.7	—%
Lil Tots' Learning Center LLC	(#,^)	3042 S 78th St, Tampa, FL 33619	Social Assistance	Term Loan	Prime plus 2.75%	7/21/2042	28.9	28.9	32.7	0.01%
Ocean Trans LLC	(#,^)	760 W. Charter Way, Stockton, CA 95206	Truck Transportation	Term Loan	Prime plus 2.75%	7/21/2027	32.2	32.2	29.3	0.01%
Matrix Z LLC	(#,^)	800 SW 21st Terrace, Fort Lauderdale, FL 33312	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 3.75%	7/19/2027	6.3	6.3	6.7	—%
Aitheras Aviation Group, LLC(OH) , Aitheras Aviation Group, LLC(FL)	(#,^)	2301 N Marginal Rd, Cleveland, OH 44114	Air Transportation	Term Loan	Prime plus 2.75%	7/18/2027	683.6	683.6	626.4	0.19%
Wildflour Bakery & Cafe, LLC	(#,^)	5137 Clareton Dr. #100, 110, 120, Agoura Hills, CA 91301	Food Manufacturing	Term Loan	Prime plus 2.75%	7/17/2027	18.6	18.6	19.4	0.01%
Koep Companies dba Pipestone True value	(#,^)	207 East Main St., Pipestone, MN 56164	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	7/14/2042	315.0	315.0	335.4	0.10%
Rocks Auto Exchange LLC	(#,^)	518 East Main St., Westfield, IN 46074	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	7/13/2027	10.9	10.9	9.9	—%
McCord Holdings, Inc. dba Fast Signs 176101	(#,^)	7640 N. Wickham Rd, Melbourne, FL 32940	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/7/2027	15.5	15.5	14.5	—%
Thrifty Market Inc dba Thrifty Foods	(#,^)	702 10th St., Wheatland, WY 82201	Food and Beverage Stores	Term Loan	Prime plus 2.75%	7/6/2027	87.8	87.8	83.5	0.03%
New Chicago Wholesale Bakery Inc.	(#,^)	795 Touhy Ave, Elk Grove Village, IL 60007	Food Manufacturing	Term Loan	Prime plus 2.75%	6/30/2027	12.3	12.3	12.7	—%
The Country House Restaurant, LLC and Pelton Real Estate, LLC	(#,^)	677 US Route 7, Pittsford, VT 05763	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2042	48.1	48.1	55.4	0.02%
J. T. O'Neill Company, L.L.C	(#,^)	19972 Willowin Farm Lane, Purcellville, VA 20132	Real Estate	Term Loan	Prime plus 2.75%	6/30/2027	12.3	12.3	12.1	—%
Hamilton & Associates Real Estate and Investments Firm LLC	(#,^)	11776 West Sample Rd, Coral Springs, FL 33065	Real Estate	Term Loan	Prime plus 2.75%	6/30/2042	52.1	52.1	59.3	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
JWH Designs, LLC	(#,^)	1111 Boston Post Rd, Rye, NY 10580	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/30/2027	87.3	87.3	85.4	0.03%
J&M Civil Construction Services LLC	(#,^)	1221 County Rd 4371, Decatur, TX 76234	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/30/2027	79.7	79.7	77.9	0.02%
Best Bees Company	(#,^)	839 Albany St., Boston, MA 02119	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	6/29/2027	18.5	18.5	18.1	0.01%
Stiegelbauer Associates Inc.	(#,^)	63 Flushing Ave, #101, Bldg 280, Brooklyn, NY 11205	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2027	253.9	253.9	267.5	0.08%
Ocean Trans LLC and Dehal Trucking LLC	(#,^)	760 W. Charter Way, Stockton, CA 95206	Truck Transportation	Term Loan	Prime plus 2.75%	6/29/2027	514.4	514.4	502.2	0.16%
Intellixion LLC	(#,^)	7447 Egan Dr, Ste 110 A, Savage, MN 55378	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/29/2027	3.1	3.1	3.0	—%
Malhame & Company Publishers & Importers Inc.	(#,^)	180 Orville Rd, Bohemia, NY 11780	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/29/2027	73.9	73.9	72.2	0.02%
Greensboro Plastic Surgical Associates, PA	(#,^)	2716 Henry St., Greensboro, NC 27405	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/29/2042	557.7	557.7	630.0	0.20%
Oakhill Farms, LLC	(#,^)	15 Carl St., Johnston, RI 02919	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2030	87.9	87.9	94.9	0.03%
Akal Express Inc. dba Truck Trailer Service Stop	(#,^)	2901 I 40 West, Vega, TX 79092	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/28/2042	57.8	57.8	66.5	0.02%
Foxhop Fitness, LLC	(#,^)	4211 NW Federal Hwy, Jensen Beach, FL 34957	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/28/2027	76.5	76.5	75.2	0.02%
Old Dominion Transportation Group, Inc.	(#,^)	1308 Devils Reach Rd, Woodbridge, VA 22192	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	6/28/2027	831.8	831.8	823.0	0.26%
Citibin, Inc.	(#,^)	254 36th St., Unit 25, Brooklyn, NY 11232	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	6/27/2027	102.8	102.8	100.4	0.03%
Auxiliary Systems Inc.,Sharrick Company, LLC & KMN, LLC	(#,^)	211 East 25th St., Norfolk, VA 23504	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	6/27/2030	215.7	215.7	230.7	0.07%
WB Cleaners Inc. DBA $2.75 Cleaners	(#,^)	5101 University Park Way, Winston-Salem, NC 27106	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/27/2027	13.5	13.5	14.2	—%
Ains Holding Company, LLC	(#,^)	122 West 26th St., New York, NY 10011	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/26/2027	887.7	887.7	878.3	0.27%
Four Seasons Laser Center Inc.	(#,^)	4720 NW 2nd Ave Units D-104 - 105, Boca Raton, FL 33498	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/26/2042	211.4	211.4	239.4	0.07%
Rustic LLC	(#,^)	4779 State Rd AA, Tebbetts, MO 65080	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/23/2042	15.7	15.7	16.9	0.01%
Northern Industries, LLC	(#,^)	W 5585 Dehart Drive, Tomahawk, WI 54484	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/23/2042	55.6	55.6	64.4	0.02%
Vella Construction Enterprises, Inc. dba Vella Construction	(#,^)	318 28th Ave, San Mateo, CA 94403	Construction of Buildings	Term Loan	Prime plus 2.75%	6/23/2027	18.5	18.5	18.1	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Birches Group, LLC	(#,^)	228 East 45th St. 12th FL South, New York, NY 10017	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/22/2027	41.1	41.1	40.1	0.01%
Scarlet Spartan Inc.dba FastSigns of Brighton	(#,^)	533 W. Grand River Ave, Brighton, MI 48116	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/19/2027	24.0	24.0	24.0	0.01%
Don G. Timpton DDS & Associates PA and Indsaad Properties,LLC	(#,^)	11535 Carmel Cmns Blvd #200, Charlotte, NC 28226	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/16/2042	385.8	385.8	429.2	0.13%
JAM Media Solutions, LLC	(#,^)	4744 Tackawanna St., Philadelphia, PA 19124	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/15/2027	26.6	26.6	26.0	0.01%
All Regional Recyclers of Wood LLC dba ARROW,Superior Carting,LLC dba	(#,^)	104 Wooster St., Bethel, CT 06801	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/15/2042	299.3	299.3	337.1	0.10%
ESA 365 Corp and Lucathor Realty LLC	(#,^)	2420 Grand Ave, Baldwin, NY 11520	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/14/2042	21.7	21.7	24.7	0.01%
Hull's Kitchen, LLC and HK Too, LLC	(#,^)	19 Hull Shore Dr, Hull, MA 02045	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/14/2042	92.8	92.8	107.4	0.03%
Tele Tax Express Inc., El Rancho Paiso, LLC and Nestor Romero	(#,^)	577 Main Ave, Paterson, NJ 07055	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/14/2042	89.1	89.1	102.2	0.03%
Susan Hughes dba Aloha Junction B and B	(#,^)	19-4037 Olapalapa Rd, Volcano, HI 96785	Accommodation	Term Loan	Prime plus 2.75%	6/14/2042	59.7	59.7	69.2	0.02%
Yachting Solutions LLC	(#,^)	229 Commercial St., Rockport, ME 04856	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/12/2027	97.6	97.6	99.9	0.03%
Refoleen Inc dba Spice and Tea Exchange	(#,^)	849 E Commerce St. Ste 121, San Antonio, TX 78205	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/8/2027	2.9	2.9	2.8	—%
SCW, LLC dba Arthur Murray Dance Studio	(#,^)	2383 Old Dixwell Ave, Hamden, CT 06518	Educational Services	Term Loan	Prime plus 2.75%	6/2/2042	140.6	140.6	159.2	0.05%
Skydive California, LLC	(#,^)	25001 S Kasson Rd, Tracy, CA 95301	Educational Services	Term Loan	Prime plus 2.75%	6/2/2027	45.2	45.2	47.6	0.01%
Speaker City, Inc.and Speaker Town, LLC dba Rollin Thunder	(#,^)	246 East Belt Boulevard, Richmond, VA 23224	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/1/2042	44.0	44.0	50.2	0.02%
Sage Oil LLC	(#,^)	8913 Egyptian Ave, Las Vegas, NV 89143	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	5/31/2027	18.3	18.3	18.0	0.01%
Ricnet III, Inc. dba Edible Arrangements	(#,^)	716 Foxcroft Ave, Martinsburg, WV 25401	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/31/2027	12.3	12.3	12.1	—%
Funtime, LLC and Universal Entertainment Group LLC	(#,^)	13200 W. Foxfire Dr #144, Surprise, AZ 85387	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/31/2027	54.0	54.0	53.2	0.02%
Impact Grounds Maintenance and Design, Inc.dba Impact Landscaping and	(#,^)	6291 Chittenden Rd, Boston Heights, OH 44236	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/31/2042	76.4	76.4	87.9	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Haroon Baig,Inc.dba US1 Petrol	(#,^)	1280-1290 Dixwell Ave, Hamden, CT 06514	Gasoline Stations	Term Loan	Prime plus 2.75%	5/31/2042	253.8	253.8	294.0	0.09%
Chet Lemon Enterprises LLC dba All American Sports	(#,^)	1544 Lane Park Cutoff, Tavares, FL 32778	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/26/2042	761.9	761.9	882.5	0.27%
Hurricane Group, Inc.	(#,^)	312 West Fourth St., Carson City, NV 89703	Other Information Services	Term Loan	Prime plus 2.75%	5/26/2027	61.1	61.1	59.7	0.02%
Eagle Wood Works LLC	(#,^)	1448 Horsehead Rd, Lugoff, SC 29078	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	5/26/2027	9.8	9.8	9.9	—%
Mitchell Auto Repair, LLC and and C&M Mitchell, LLC	(#,^)	8641 Ashwood Dr, Capital Heights, MD 20743	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/26/2042	190.8	190.8	218.0	0.07%
Swantown Inn & Spa LLC	(#,^)	1431 11th Ave SE, Olympia, WI 98501	Accommodation	Term Loan	Prime plus 2.75%	5/26/2042	122.2	122.2	141.1	0.04%
Jung Design Inc.	(#,^)	10857 Pine Bluff Drive, Fisher, IN 46037	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/25/2027	7.3	7.3	7.2	—%
Beyond Waves A Unique Salon LLC and Lori Ann Carlson	(#,^)	2290 Foxon Rd Route 80, North Branford, CT 06471	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/25/2027	12.2	12.2	12.0	—%
Locavore LLC dba Paloma Restaurant	(#,^)	401 S. Guadalupe St., Santa Fe, NM 87501	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/25/2027	40.8	40.8	40.6	0.01%
Abdul Naushad MD PC dba Advanced Pain Centers	(#,^)	2865 James Boulevard, Poplar Bluff, MO 63901	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/25/2042	379.0	379.0	434.6	0.13%
Innovim, LLC	(#,^)	6401 Golden Triangle Dr. Ste 200, Greenbelt, MD 20770	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/24/2027	275.1	275.1	268.6	0.08%
Gill Express Inc. and Gill Express 2 LLC	(#,^)	2372 Walnut Ave, Livingston, CA 95334	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/23/2042	325.7	325.7	367.0	0.11%
Prestige Construction of Florida, LLC	(#,^)	1404 Yorktown St. Ste E, Deland, FL 34944	Construction of Buildings	Term Loan	Prime plus 2.75%	5/23/2042	323.4	323.4	361.8	0.11%
Iron Men Home Repair, Inc. and Ironmen House Lifting Inc.	(#,^)	132 North Wellwood Ave, Lindenhurst, NY 11757	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/19/2042	560.0	560.0	636.9	0.20%
Hayden Trucking LLC	(#,^)	11540 Eagle Vista Drive, Fort Worth, TX 76179	Truck Transportation	Term Loan	Prime plus 2.75%	5/19/2027	170.5	170.5	174.3	0.05%
Tres K Deli,Grocery,Fruit and Meat Inc.	(#,^)	125 West Tremont Ave, Bronx, NY 10453	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/19/2027	6.7	6.7	6.8	—%
Waterford Plumbing Co, Inc.	(#,^)	2425 W. Cuyler Ave, Chicago, IL 60618	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/18/2027	40.8	40.8	40.2	0.01%
Mr. B's Bicycles & Mopeds, Inc.	(#,^)	1870 S. 4th Ave, Yuma, AZ 85364	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	5/18/2042	141.1	141.1	160.1	0.05%
Bay Car Wash LLC	(#,^)	952 S Commercial St & W Magnolia, Aransas Pass, TX 78336	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2042	116.1	116.1	132.2	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Computech Computers Inc.	(#,^)	40-24 76th St., Office #2B, Elmhurst, NY 11373	Educational Services	Term Loan	Prime plus 2.75%	5/17/2027	40.8	40.8	39.8	0.01%
5 Stars Learning Center Inc	(#,^)	14 Paine Ave, Irvington, NJ 07111	Social Assistance	Term Loan	Prime plus 2.75%	5/16/2042	59.4	59.4	67.4	0.02%
Batter & Company,LLC dba Batter Co. Dessert Collection	(#,^)	1741 N.W. 33rd St., Pompano Beach, FL 33064	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/16/2027	43.8	43.8	43.3	0.01%
Arco Electrical Contractors Inc. dba Arco Construction Group	(#,^)	22-24 South Seventh St., Elizabeth, NJ 07202	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/16/2027	291.2	291.2	294.6	0.09%
Band Sawn Lumber,LLC and Nathan Ryan Adams	(#,^)	1873 State Hwy 29, Johnstown, NY 12095	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	5/15/2042	110.8	110.8	124.6	0.04%
Sanderson Distribution Inc.	(#,^)	100 Daniel Drive, Alamo, CA 94507	Truck Transportation	Term Loan	Prime plus 2.75%	5/12/2027	8.6	8.6	8.4	—%
SG Linke LLC	(#,^)	413 N Alfaya Trail P11, Orlando, FL 32828	Clothing and Clothing Accessories Stores	Term Loan	8.25%	5/12/2027	67.9	67.9	65.9	0.02%
B G F Bobby Q's Inc	(#,^)	447 N. Main St., Freeport, NY 11520	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/11/2027	6.1	6.1	6.4	—%
Estelle Finkel Educational Associates,LLC	(#,^)	125 West Mt. Pleasant Ave, Livingston, NJ 07039	Educational Services	Term Loan	Prime plus 2.75%	5/11/2027	99.4	99.4	97.0	0.03%
Labmates,LLC	(#,^)	141 Watertown Rd, Thomaston, CT 06787	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	5/10/2027	81.5	81.5	84.2	0.03%
NHS, LLC	(#,^)	212 N Douglas Ave, Ellsworth, KS 67439	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/9/2042	21.1	21.1	23.2	0.01%
Innovation Transport, LLC	(#,^)	1 International Blvd, Mahwah, NJ 07495	Truck Transportation	Term Loan	Prime plus 2.75%	5/9/2027	63.6	63.6	65.6	0.02%
NHS, LLC	(#,^)	212 N Douglas Ave, Ellsworth, KS 67439	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/9/2027	72.1	72.1	72.1	0.02%
Benchmark Building, Inc.	(#,^)	1439 Stargazer Terrace, Sanford, FL 32771	Construction of Buildings	Term Loan	Prime plus 2.75%	5/5/2027	18.3	18.3	17.9	0.01%
Cable Management LLC	(#,^)	290 Pratt St., Meriden, CT 06450	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	5/3/2027	46.7	46.7	47.9	0.01%
Fine Arts Center of Easley, Inc. dba Midtown Music	(#,^)	117 S. Pendleton St., Easley, SC 29640	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	5/2/2042	113.5	113.5	131.5	0.04%
Love and Glory Learning Center, Inc.	(#,^)	4911 N. 42nd St., Tampa, FL 33610	Social Assistance	Term Loan	Prime plus 2.75%	4/28/2042	74.9	74.9	84.5	0.03%
JMA Inc. dba Primecut and Mezzo; Primecut at Marquee	(#,^)	393 Charles St., Providence, RI 02904	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/27/2042	213.2	213.2	246.9	0.08%
Sneads Ferry Foods, Inc. dba DQ Grill & Chill	(#,^)	920 Hwy 210, Sneads Ferry, NC 28460	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/27/2042	611.4	611.4	689.0	0.21%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Asheville's Fun Depot, LLC	(#,^)	7 Roberts Rd, Asheville, NC 28803	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/26/2027	70.7	70.7	74.5	0.02%
Resident Research, LLC	(#,^)	4400 Morris Park Drive Ste M, Charlotte, NC 28277	Other Information Services	Term Loan	Prime plus 2.75%	4/24/2027	71.8	71.8	70.2	0.02%
Getting Even LLC dba The Zoo Health Club	(#,^)	377 South Willow St., Ste B 2-1, Manchester, NH 03103	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/21/2027	6.1	6.1	6.0	—%
Ralph's Hair Salon, Inc.	(#,^)	175 NW 14th St., Homestead, FL 33030	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/21/2042	48.0	48.0	54.8	0.02%
Condron Brothers LLC DBA Luv 2 Play	(#,^)	4790 La Sierra Ave, Riverside, CA 92505	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/19/2027	96.6	96.6	96.9	0.03%
Butternuts Beer and Ale LLC	(#,^)	4021 Hwy 51, Garrattsville, NY 13342	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	4/12/2027	59.6	59.6	62.8	0.02%
Landmark Ventures USA, Inc.	(#,^)	475 Park Ave South 25th Fl, New York, NY 10016	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	3/31/2027	150.5	150.5	146.9	0.05%
Golden Hen Inc. dba Cafe	(#,^)	468 W. Cheltenham Ave, Philadelphia, PA 19126	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/31/2027	52.0	52.0	51.1	0.02%
Applied Integrated Technologies, Inc.	(#,^)	7120 Samuel Morse Drive #150, Columbia, MD 21046	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/31/2027	100.4	100.4	98.0	0.03%
Bear Trail Lodge LLC	(#,^)	Mile 1 Bear Trail Rd, King Salmon, AK 99613	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/31/2042	531.0	531.0	613.1	0.19%
Citizens Lanes, LLC	(#,^)	5100 Goodson Connector Rd, Union City, GA 30291	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/31/2042	607.2	607.2	703.3	0.22%
The Altitude Group, LLC and Core Home Security, LLC	(#,^)	949 Clint Moore Rd, Unit 949A, Boca Raton, FL 33487	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/31/2027	35.5	35.5	34.7	0.01%
Schafer Fisheries Inc.	(#,^)	21985 Waller Rd, Fulton, IL 61252	Food Manufacturing	Term Loan	Prime plus 2.75%	3/30/2042	238.6	238.6	276.4	0.09%
KWG Industries LLC dba Peterson & Marsh Metal Industries	(#,^)	330 Roycefield Rd, Unit B, Hillsborough, NJ 08844	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/30/2027	24.1	24.1	25.2	0.01%
Sea Smoke Barbeque, Corp and Danwen LLC	(#,^)	20 Island Farm Rd, Oak Bluffs, MA 02557	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/30/2042	227.2	227.2	258.5	0.08%
Gauri Hospitality Group LLC dba Microtel Inns & Suites by Wyndham	(#,^)	1221 Kentucky Mills Drive, Louisville, KY 40299	Accommodation	Term Loan	Prime plus 2.75%	3/29/2042	1,015.1	1,015.1	1,174.2	0.36%
H and H Hotshot Services, Inc. dba AA Hotshot & Logistics	(#,^)	5455 N 51st St., #30, Glendale, AZ 85301	Couriers and Messengers	Term Loan	Prime plus 2.75%	3/29/2030	84.5	84.5	84.3	0.03%
Douglas K. Soderblom . dba Loma Linda Optometry	(#,^)	25815 Barton Rd, Unit C104, Loma Linda, CA 92354	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/29/2027	80.3	80.3	80.4	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Discount Price, LLC dba Robert's Market	(#,^)	2 Hill Rd, Franklin, NH 03235	Gasoline Stations	Term Loan	Prime plus 2.75%	3/29/2042	198.2	198.2	226.4	0.07%
New England Country Day School, Inc. and Thomas D. Walker	(#,^)	27 Kenosia Ave, Danbury, CT 06810	Social Assistance	Term Loan	Prime plus 2.75%	3/28/2042	362.6	362.6	411.6	0.13%
Heil & Hornik LLC dba Elysium Tennis	(#,^)	7637 C. Commerce Place, Plain City, OH 43064	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/27/2042	893.0	893.0	1,012.2	0.31%
Pecos Entertainment LLC dba State Theater and Pecos Inn LLC	(#,^)	421 S. Oak St., Pecos, TX 79772	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	3/27/2042	394.3	394.3	456.7	0.14%
Robert Dixon PA dba Law Offices of Robert Dixon	(#,^)	4501 NW 2nd Ave, Miami, FL 33127	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/24/2042	409.6	409.6	473.4	0.15%
Denton Bio Fuels LLC and American Bio Source LLC	(#,^)	624 W. University Dr. Ste 359, TX, TX 76201	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/23/2027	45.7	45.7	46.1	0.01%
Color Graphic Press, Inc.	(#,^)	42 Main St., Nyack, NY 10960	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/23/2027	96.3	96.3	101.3	0.03%
JBK Truck Trailer and Bus Inc.	(#,^)	8669 South State Rd 67, Camby, IN 46113	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/23/2042	85.2	85.2	96.5	0.03%
Executive Fitness & Nutrition Inc.	(#,^)	8610 Roosevelt Ave Ste 2, Jackson Heights, NY 11372	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/23/2027	16.4	16.4	17.2	0.01%
Baton Rouge Cargo Services Inc. and 6507 Westport, LLC	(#,^)	6507 Westport Ave, Shreveport, LA 71129	Truck Transportation	Term Loan	Prime plus 2.75%	3/22/2042	618.0	618.0	708.6	0.22%
Vehicle Safety Supply LLC	(#,^)	707 Femimore Rd, Mamaroneck, NY 10543	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/21/2027	18.1	18.1	17.6	0.01%
J Sivilis LLC dba Pet Wants	(#,^)	3883 Catalina Dr, Cocoa, FL 32926	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/17/2027	3.9	3.9	3.9	—%
Reservoir International LLC	(#,^)	502 Parks McMillan Drive, Raeford, NC 28376	Educational Services	Term Loan	Prime plus 2.75%	3/16/2027	79.8	79.8	81.1	0.03%
The Purple Cow House of Pancake Inc	(#,^)	6 & 10 Skowhegan Rd, Fairfield, ME 04937	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/16/2042	154.4	154.4	178.6	0.06%
Texcor, Inc.dba Texas Corral,Texas Coral Restaurants II, Inc. T.C.	(#,^)	5880 US Hwy6, Portage, IN 46368	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/16/2027	241.4	241.4	253.9	0.08%
1MTX LLC and Sunrise Transportation and Logistics, LLC and Mustafa	(#,^)	6510 North Broadway, Saint Louis, MO 63147	Truck Transportation	Term Loan	Prime plus 2.75%	3/13/2027	543.7	543.7	529.9	0.16%
Dwayne Bernard Tate	(#,^)	1238 Woodcliff Court SW, Lilburn, GA 30047	Truck Transportation	Term Loan	Prime plus 2.75%	3/10/2027	8.4	8.4	8.5	—%
Elegant Occasions, LLC dba E Productions	(#,^)	3650 Coral Ridge Drive Units 103-104, Coral Springs, FL 33065	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/10/2042	565.7	565.7	641.9	0.20%
E & P Holdings 1 LLC and Evans & Paul Unlimited Corp. and Evans	(#,^)	140 Dupont St., Plainview, NY 11803	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	3/9/2027	100.2	100.2	98.9	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Anthony LLC dba Star of Woodward Market	(#,^)	5730 Woodward Ave, Detroit, MI 48202	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/9/2042	110.9	110.9	128.3	0.04%
Allegro Assisted Living Of Texas	(#,^)	3400 Remington Drive, Plano, TX 75023	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	3/6/2027	77.0	77.0	81.0	0.03%
Podium Auto Sales Inc and RRS Property, LLC	(#,^)	246 S Dixie Hwy, Pompano Beach, FL 33060	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/3/2042	87.2	87.2	98.6	0.03%
Getting Even LLC dba The Zoo Health Club	(#,^)	377 S Willow St. Unit B2-1, Manchester, NH 03103	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2027	76.6	76.6	76.3	0.02%
SSI Refrigerated Express Inc. and Robert M Stallone dba SSI Express	(#,^)	1001 E. Cooley Drive Ste 102, Colton, CA 92324	Truck Transportation	Term Loan	Prime plus 2.75%	2/28/2027	182.3	182.3	177.6	0.06%
Weeping Willow Kennels, Inc and Aileen N Black	(#,^)	6041 Hammond School Rd, Salisbury, MD 21804	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2042	134.4	134.4	153.4	0.05%
Teracore Inc.	(#,^)	3300 Holcomb Bridge Rd Ste 226, Norcross, GA 30092	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/27/2027	130.2	130.2	126.9	0.04%
McNally Enterprises Inc.	(#,^)	1010 N. Grove St., Anaheim, CA 92806	Administrative and Support Services	Term Loan	Prime plus 2.75%	2/27/2027	51.2	51.2	51.0	0.02%
Total Document Solutions Inc and,TDS Services, LLC	(#,^)	2515 North Shiloh Drive, Fayetteville, AR 72704	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	2/27/2030	268.7	268.7	276.3	0.09%
TMJ Pizza Mesa LLC dba Rosati's Pizza Restaurant	(#,^)	2235 S. Power Rd Ste 118, Mesa, AZ 85209	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/24/2027	59.8	59.8	62.1	0.02%
3W Enterprises LLC	(#,^)	2727 Industrial Parkway, Elkhart, IN 46516	Textile Product Mills	Term Loan	Prime plus 2.75%	2/24/2042	62.8	62.8	72.1	0.02%
B & J Bicycle Shop Inc.	(#,^)	1620 E. Sample Rd, Pompano Beach, FL 33064	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	2/24/2027	5.3	5.3	5.6	—%
DER Services, LLC dba A.K.A. Sports	(#,^)	34904 W. B. Michigan Ave, Wayne, MI 48184	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	2/17/2042	38.4	38.4	44.5	0.01%
Ameritube, LLC and Ravone Properties, LLC	(#,^)	1000 N State Hwy 77, Hillsboro, TX 76645	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	2/14/2042	177.8	177.8	205.7	0.06%
Baton Rouge Cargo Services Inc. and 2808 Court Street, LLC	(#,^)	2808 Court St., Port Allen, LA 70767	Truck Transportation	Term Loan	Prime plus 2.75%	2/10/2042	237.5	237.5	272.3	0.08%
Maximo Canot dba Wash and Dry Laundrymat	(#,^)	34 Morningside Ave, Yonkers, NY 10703	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/10/2042	132.1	132.1	151.7	0.05%
Sushiya Inc.	(#,^)	72 S. Main St, Hanover, NH 03755	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/10/2027	14.9	14.9	14.8	—%
Marvic Enterprises Inc dba Jordan's Liquor	(#,^)	199 Taunton Ave, East Providence, RI 02914	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/10/2042	210.2	210.2	240.3	0.07%
Harrison Logging Company LLC	(#,^)	255 Ray Crain Rd, Indian Mound, TN 37079	Forestry and Logging	Term Loan	Prime plus 2.75%	2/9/2027	84.5	84.5	84.8	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
8 Minute Oil Change Auto Repair & Tire Center and Jumir L.L.C.	(#,^)	174-176 Mountain Ave, Springfield, NJ 07081	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/7/2042	315.7	315.7	355.0	0.11%
DBMS Consulting, Inc.	(#,^)	164 W 83rd St. #CF1 & CF2, New York, NY 10024	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/1/2042	177.5	177.5	199.7	0.06%
Brandco, LLC	(#,^)	2151 Consulate Drive Ste 21, Orlando, FL 32837	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/31/2027	34.5	34.5	33.6	0.01%
Chidlren's House Learning, Inc and Tarps Investment Group	(#,^)	720 Wilbraham Rd, Springfield, MA 01109	Social Assistance	Term Loan	Prime plus 2.75%	1/31/2042	308.0	308.0	349.3	0.11%
Fave Realty Inc.	(#,^)	1875 Grand Ave, Baldwin, NY 11510	Real Estate	Term Loan	Prime plus 2.75%	1/30/2042	52.2	52.2	59.5	0.02%
SRC Publishing LLC	(#,^)	8690 Waterford Bend St., Las Vegas, NV 89123	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	1/27/2027	17.7	17.7	17.3	0.01%
ZMKNY Tires Inc dba Houston International Tires	(#,^)	12444 Market ST, Houston, TX 77015	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	1/27/2042	103.2	103.2	119.4	0.04%
House of Bread & Coffee Corp dba Casa Do Pao	(#,^)	22829 State Rd 7, Boca Raton, FL 33428	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/27/2042	167.2	167.2	185.7	0.06%
Fox Valley Rentals & Investments LLC and Brian M Tomaszewski	(#,^)	2906 E. Newberry St., Appleton, WI 54915	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/20/2042	40.7	40.7	46.1	0.01%
Jolibe LLC and Jolibe Atelier LLC	(#,^)	325 West 38th St. Studio 1704-1706, New York, NY 10018	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/18/2027	8.3	8.3	8.2	—%
Eickmann Management Group LLC dba Jimmy Johns of Dundee	(#,^)	568 Techumseh St., Dundee, MI 48131	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/17/2027	78.5	78.5	82.3	0.03%
Fullbro Trust dba Menemsha Blues	(#,^)	2 Basin Rd, Chilmark, MA 02535	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	1/13/2027	17.8	17.8	18.7	0.01%
Echelon Enterprises, Inc	(#,^)	16701 E. Iliff Ave, Aurora, CO 80013	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	1/10/2027	38.6	38.6	40.6	0.01%
Fort Smith Wings Inc. dba Wing Stop	(#,^)	8624 Rogers Ave, Fort Smith, AR 72903	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/28/2026	15.2	15.2	15.2	—%
Jacliff Investments Inc. dba International health Technologies	(#,^)	2355 South 1070 West, Salt Lake City, UT 84119	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	12/23/2026	97.6	97.6	95.0	0.03%
Metropolitan Solutions Group Inc.	(#,^)	1420 Chestnut St., Portsmouth, VA 23704	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/19/2041	262.8	262.8	292.4	0.09%
Means Enterprises LLC dba FastFrame Frisco	(#,^)	4112-4150 Legacy Dr./5729 Leabanon Rd #412, Frisco, TX 75034	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/16/2026	17.6	17.6	17.2	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Soon Im. Chin dba Stan C-Store	(#,^)	4014 E Stan Schlueter Loop, Killeen, TX 76542	Gasoline Stations	Term Loan	Prime plus 2.75%	12/15/2041	203.1	203.1	233.4	0.07%
Elita 7, LLC	(#,^)	16 Marble St., Worcester, MA 01603	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	12/15/2041	680.9	680.9	777.5	0.24%
Techni-Pro Institute LLC	(#,^)	414 NW 35th St., Boca Raton, FL 33431	Educational Services	Term Loan	Prime plus 2.75%	12/15/2026	148.3	148.3	146.6	0.05%
New Chicago Wholesale Bakery, Inc.	(#,^)	795 Touhy Ave, Elk Grove Village, IL 60007	Food Manufacturing	Term Loan	Prime plus 2.75%	12/15/2041	433.2	433.2	487.7	0.15%
Sempco, Inc.	(#,^)	51-55 Lake St. Unit #2-6, Nashua, NH 03060	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/15/2041	40.1	40.1	46.4	0.01%
HMG Strategy, LLC	(#,^)	191 Post Rd West, Westport, CT 06880	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/14/2026	38.6	38.6	37.5	0.01%
Trison Enterprises Inc.dba Lee's Automotive	(#,^)	13281 Aurora Ave N, Seattle, WA 98311	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/14/2041	389.4	389.4	443.0	0.14%
AGG Management Team LLC dba Chevron	(#,^)	2615 S Dixie Hwy, West Palm Beach, FL 33401	Gasoline Stations	Term Loan	Prime plus 2.75%	12/14/2041	274.8	274.8	317.4	0.10%
Wayfarer Bicycle LLC	(#,^)	118-120 Ocean Ave, New London, CT 06320	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	12/13/2041	88.4	88.4	98.9	0.03%
Success Advertising Inc. dba Success Communivstion	(#,^)	26 Eastmans Rd, Parsippany, NJ 07054	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/13/2041	445.8	445.8	512.9	0.16%
Roast Beef Levittown LLC dba Arby's	(#,^)	2080 Hempstead Turnpike, East Meadow, NY 11554	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/13/2026	165.9	165.9	174.1	0.05%
Myndshft Technologies LLC	(#,^)	3440 Gannett Ave, Des Moines, IA 50321	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/9/2026	605.4	605.4	602.3	0.19%
Recycling Revolution,LLC	(#,^)	4190 Collins Rd, Unadilla, GA 31091	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/9/2041	88.7	88.7	100.1	0.03%
Mack Team Enterprises Inc.dba The UPS Store #6815	(#,^)	38200 Ave of the States, Fort Gordon, GA 30905	Couriers and Messengers	Term Loan	Prime plus 2.75%	12/9/2026	15.9	15.9	15.9	—%
Imagine By Carleen Inc.	(#,^)	1404 Del Prado Blvd. #100, 105, Cape Coral, FL 33990	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/8/2041	50.2	50.2	56.9	0.02%
Hanson's Greeks LLC	(#,^)	8132 N. 87th Place, Ste A, Scottsdale, AZ 85258	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/8/2026	8.8	8.8	9.2	—%
New Life Hospital LLC	(#,^)	17400 Red Oak Drive, Houston, TX 77090	Hospitals	Term Loan	Prime plus 2.75%	12/8/2041	1,166.4	1,166.4	1,347.6	0.42%
Yachting Solutions LLC	(#,^)	229 Commercial St., Rockport, ME 04856	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/7/2029	60.7	60.7	63.2	0.02%
Lilo Holdings LLC	(#,^)	933 Port Reading Ave, Port Reading, NJ 07064	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/5/2026	12.6	12.6	12.7	—%
Noso Development LLC	(#,^)	4 Walker Way, Albany, NY 12205	Construction of Buildings	Term Loan	Prime plus 2.75%	12/1/2026	58.6	58.6	57.0	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Quick Ship, LLC	(#,^)	448 W. 19th St, Houston, TX 77008	Couriers and Messengers	Term Loan	Prime plus 2.75%	11/30/2026	8.1	8.1	7.9	—%
Sharaz Shah DBA Thomas Jewelers	(#,^)	714 Greenville Blvd, Ste 0043, Greenville, NC 27858	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	11/30/2026	6.3	6.3	6.1	—%
Studio Find It Georgia, Inc.	(#,^)	1415 Constitution Rd SE, Atlanta, GA 30316	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/30/2026	5.8	5.8	5.7	—%
RD Management, LLC	(#,^)	2302 N. Kings Hwy, Myrtle Beach, SC 29572	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/30/2026	165.4	165.4	161.9	0.05%
Imaginarium Foods LLC,	(#,^)	751 N. Cable Rd, Lima, OH 45805	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2042	358.5	358.5	409.0	0.13%
Pebble Wood Lane, LLC and Good Sam's Assisted Living Resiidence,LLC	(#,^)	1 Pebble Wood Lane, Palm Coast, FL 32164	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	11/30/2041	64.7	64.7	74.8	0.02%
Usman Jalil, LLC dba Food Mart	(#,^)	147 N Washington St., Plainville, CT 06062	Gasoline Stations	Term Loan	Prime plus 2.75%	11/29/2041	223.9	223.9	250.0	0.08%
Access Staffing, LLC	(#,^)	360 Lexington Ave 8th Fl, New York, NY 10017	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/29/2026	914.3	914.3	889.1	0.28%
CRK Mens, LLC dba Spiff for Men	(#,^)	750 Third Ave, New York, NY 10017	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/23/2026	84.6	84.6	83.2	0.03%
Hafa Adai Signs and Graphics LLC dba Fastsigns of Auburn -#281901	(#,^)	1835 Auburn Way N Ste B, Auburn, WA 98002	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/23/2026	46.4	46.4	45.5	0.01%
WPN Recycling Company LLC	(#,^)	5101 Andard Ave, Baltimore, MD 21226	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/23/2026	17.4	17.4	18.3	0.01%
Merchant Coterie, Inc.	(#,^)	400 East 52nd St. Apt 14F, New York, NY 10022	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	11/23/2026	96.7	96.7	94.1	0.03%
Bouquet Restaurant LLC	(#,^)	519 Main St., Covington, KY 41011	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/22/2041	92.8	92.8	107.0	0.03%
JBK Truck Trailer and Bus Inc.	(#,^)	8669 S State Rd 67, Camby, IN 46113	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/22/2041	396.2	396.2	449.0	0.14%
6E Technologies LLC	(#,^)	11001 West 120th Ave, Ste 400, Broomfield, CO 80020	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/22/2026	122.4	122.4	124.5	0.04%
Broms Asset Management LLC	(#,^)	215 East 79th St. Apt 9E, New York, NY 10075	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	11/22/2026	96.6	96.6	93.9	0.03%
Skaggs RV Outlet LLC	(#,^)	301 Commerce Drive, Elizabethtown, KY 42701	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/21/2026	77.4	77.4	81.2	0.03%
Catherine Christine Morin dba Purr-Fect Pets	(#,^)	1915 North Austin Ave, Georgetown, TX 78626	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/17/2026	14.5	14.5	14.1	—%
Stratmar Systems Inc dba Stratmar Retail Services	(#,^)	109 Willett Ave, Port Chester, NY 10573	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/16/2026	53.0	53.0	55.6	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Hoosier Health Plus, LLC	(#,^)	520 East 8th St., Anderson, IN 46012	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/15/2026	91.7	91.7	94.3	0.03%
J. A. Kohlhepp Sons, Inc. dba Kohlhepp's True Value	(#,^)	640 Dubois St., Du Bois, PA 15801	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/10/2026	170.5	170.5	177.7	0.06%
J. A. Kohlhepp Sons, Inc. dba Kohlhepp's True Value	(#,^)	640 Dubois St., Dubois, PA 15801	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/10/2041	438.5	438.5	500.8	0.16%
Panther Ironworks and Rigging Solutions LLC	(#,^)	1028 Washburn Switch Rd, Shelby, NC 28150	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/10/2026	123.0	123.0	124.1	0.04%
Hackensack Steel Corporation and Luzerne Ironworks Inc	(#,^)	300 Sly St., Swoyersville, PA 18709	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/10/2026	191.0	191.0	200.4	0.06%
Big Apple Entertainment Partners LLC	(#,^)	1221 Brickell Ave, Ste 2660, Miami, FL 33131	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/9/2026	135.4	135.4	131.7	0.04%
Dyer Properties, LLC and Bayview Pharmacy, Inc.	(#,^)	3844 Post Rd, Warwick, RI 02886	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	11/9/2041	229.1	229.1	258.0	0.08%
MIK LLC dba Firehouse Subs	(#,^)	17250 Royalton Rd, Strongsville, OH 44136	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/9/2026	168.8	168.8	165.2	0.05%
Fine Line Interiors, Inc.	(#,^)	2530 SW 30th Ave, Hallandale Beach, FL 33009	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/4/2041	63.5	63.5	73.4	0.02%
131 Miles LLC and Ohm Shubh Laxmi, LLC. dba Mr Hero	(#,^)	13215 Miles Ave, Cleveland, OH 44105	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/3/2041	120.6	120.6	137.9	0.04%
Veracruz Shabo, LLC, Waterfalls Quick Lube LLC	(#,^)	1325 Broad St., Central Falls, RI 02863	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/1/2041	115.6	115.6	132.0	0.04%
Glocecol LLC	(#,^)	10302 NW S River Drive, Bay #18, Miami, FL 33178	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/1/2026	58.0	58.0	60.9	0.02%
Bloomquist Communications Inc.	(#,^)	131 East Trinity Place, Decatur, GA 30030	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2026	46.0	46.0	44.7	0.01%
Moolchan Enterprises LLC dba Staying Green	(#,^)	5370 State Rd 84 Bay 3, Davie, FL 33314	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2026	8.4	8.4	8.8	—%
Woodstock Enterprises Corp dba True Scent Candle Co	(#,^)	191 2nd Ave, Warwick, RI 02888	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	10/31/2041	84.6	84.6	94.7	0.03%
FibAire Communications, LLC	(#,^)	13590 S Sunland Gin Rd, #E, Arizona City, AZ 85123	Telecommunications	Term Loan	Prime plus 2.75%	10/27/2026	82.6	82.6	83.5	0.03%
Elite Structures Inc	(#,^)	401 Old Quitman Rd, Abel, GA 31620	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/27/2029	191.3	191.3	202.5	0.06%
Blakeslee Arpaia Chapman Inc and Chapman Construction Services LLC	(#,^)	200 North Branford Rd, Branford, CT 06405	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	10/24/2026	325.7	325.7	341.8	0.11%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Worldwide Estate, Inc. dba Washington Heights Manor	(#,^)	10620 W. Greenwood Ter, Milwaukee, WI 53224	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	10/21/2041	213.9	213.9	247.1	0.08%
Gold Wind Logistics LLC	(#,^)	2830 Beech Daly Rd, Inkster, MI 48141	Truck Transportation	Term Loan	Prime plus 2.75%	10/20/2041	167.2	167.2	193.2	0.06%
Speaker City, Inc. dba Rollin Thunder	(#,^)	246 East Belt Boulevard, Richmond, VA 23224	Electronics and Appliance Stores	Term Loan	Prime plus 2.75%	10/14/2041	119.2	119.2	136.0	0.04%
Maine Service Corp	(#,^)	59-22 55th St., Maspeth, NY 11378	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	10/13/2026	126.1	126.1	130.6	0.04%
Justin Partlow	(#,^)	100 Independence Place, Ste 414, Tyler, TX 75703	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	10/13/2026	14.9	14.9	14.5	—%
Reliable Recovery Services LLC	(#,^)	2401 West Mcdowell Rd, Phoenix, AZ 85009	Support Activities for Transportation	Term Loan	Prime plus 2.75%	10/7/2026	86.2	86.2	86.8	0.03%
Wyspen Corporation dba Charlestown Ace	(#,^)	5 Austin St., Charlestown, MA 02129	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	10/3/2026	27.6	27.6	26.8	0.01%
Ailky Corporation	(#,^)	352 Beford St., Lakeville, MA 02347	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	10/3/2026	181.6	181.6	179.3	0.06%
Adelwerth Bus Corp.	(#,^)	423 Montauk Hwy, Eastport, NY 11941	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2041	230.3	230.3	259.7	0.08%
JJA Transportation Management Inc.	(#,^)	15 Church St., Upland, PA 19015	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2026	39.8	39.8	38.7	0.01%
Seaway LLC and Reklaw LLC dba Allure Lounge	(#,^)	415 -417 Halsey Drive, Newark, NJ 07102	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2041	130.4	130.4	150.6	0.05%
Adelwerth Bus Corporation, Transportation Leasing Corp.	(#,^)	423 Montauk Hwy, Eastport, NY 11941	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2029	545.1	545.1	574.0	0.18%
Graphics,Type and Color Enterprises Inc dba Clubflyers.com	(#,^)	2300 NW 7th Ave, Miami, FL 33127	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	9/28/2041	821.5	821.5	949.1	0.29%
Beadon Inc	(#,^)	2601 Old Ocean City Rd, Salisbury, MD 21804	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/28/2026	17.0	17.0	17.8	0.01%
CD Game Exchange Inc.	(#,^)	3719 N Mississippi, Portland, OR 97227	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/28/2026	17.5	17.5	17.0	0.01%
Kyle M Walker DDS, PC	(#,^)	1402 West Park Ave, Orange, TX 77630	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/27/2026	175.0	175.0	172.6	0.05%
Reynolds Fence & Guardrail Inc.	(#,^)	9320 Machado Drive, Indian Trail, NC 28079	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/27/2026	476.8	476.8	491.8	0.15%
Luv 2 Play Nor Cal, LLC dba Luv 2 Play	(#,^)	82 Clarksville Rd, Folsom, CA 95630	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/27/2026	39.9	39.9	39.7	0.01%
Sarah S Olelewe MD Inc	(#,^)	11704 &11712 Hawthorne Blvd, Hawthorne, CA 90250	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/26/2041	277.5	277.5	314.8	0.10%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
TPFC,LLC dbaThe Picture Frame Company	(#,^)	5957 Glenway Ave, Cincinnati, OH 45238	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/26/2041	55.7	55.7	63.3	0.02%
Ridge Road Equestrian LLC dba Ricochet Ridge Ranch	(#,^)	24201 N Hwy 1, Fort Bragg, CA 95437	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	9/26/2026	6.8	6.8	7.1	—%
PeopleBest Inc.	(#,^)	19442 Mesa Drive, Villa Park, CA 92861	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/26/2026	11.4	11.4	11.0	—%
Wrecking Crew Media LLC	(#,^)	229 Commercial Ave, Pittsburgh, PA 15212	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/21/2026	37.9	37.9	36.8	0.01%
Cuppiecakes LLC	(#,^)	313 S Main St., McGregor, TX 76557	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/21/2041	21.3	21.3	24.1	0.01%
Consulting Solutions Inc. and Mark Luciani	(#,^)	3000 N Federal Hwy 1-1A, Fort Lauderdale, FL 33306	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/20/2026	17.1	17.1	17.5	0.01%
Benoit's Towing and Recovery LLC	(#,^)	301 Tabor Rd, Swanton, VT 05488	Support Activities for Transportation	Term Loan	Prime plus 2.75%	9/20/2026	9.1	9.1	8.9	—%
Atlantic Alarm Systems and Services LLC	(#,^)	165 Amboy Rd, Bldg G, Ste 703, Morganville, NJ 07734	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/14/2026	11.7	11.7	11.6	—%
Marquis Cattle Company	(#,^)	805 US Hwy 87, Belt, MT 59412	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	9/13/2026	38.2	38.2	40.1	0.01%
Metropet Dog Center, Inc	(#,^)	2057 West Shore Rd, Warwick, RI 02889	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/13/2041	103.6	103.6	118.0	0.04%
Bingham Enterprises, Inc and Full Belli Deli and Sausage Company	(#,^)	209 South Front St., Townsend, MT 59644	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/12/2041	78.2	78.2	87.7	0.03%
SRA Mechanicial Inc	(#,^)	1186 Ocean Ave, Bayshore, NY 11706	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/6/2041	41.3	41.3	47.7	0.01%
Sandia Enterprises Inc dba Massage Envy Spa	(#,^)	9139 W Stockton Blvd Ste 100, Elk Grove, CA 95758	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/6/2026	32.2	32.2	31.2	0.01%
Animal Intrusion Prevention Systems Holding Company, LLC	(#,^)	1362-1366 W Carrier Pkwy, Grand Prairie, TX 75050	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/30/2026	98.7	98.7	97.2	0.03%
Raem Corporation dba Dryclean Express	(#,^)	557 West Whitney Rd, Fairport, NY 14450	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/29/2041	68.6	68.6	79.0	0.02%
Warren Dale Warrington dba Custom Paint and Body	(#,^)	705 S Market Ave, Fort Pierce, FL 34982	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/26/2041	95.8	95.8	109.5	0.03%
Albert Basse Associates Inc	(#,^)	175 Campanelli Parkway, Stoughton, MA 02072	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	8/25/2026	46.3	46.3	48.5	0.02%
Avery Management Inc. dba Whetstone Upholstery	(#,^)	1122 N Bloulevard, Richmond, VA 23230	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/25/2026	7.7	7.7	7.4	—%
Tabadesa Associates Inc.	(#,^)	419 W 49th St. Ste 111, Hialeah, FL 33012	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/25/2026	16.9	16.9	16.4	0.01%
TR Companies LLC dba Liberty Rental 4 U	(#,^)	410 N Church Rd, Liberty, MO 64068	Rental and Leasing Services	Term Loan	Prime plus 2.75%	8/25/2026	67.5	67.5	65.5	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Rosmel Pools Inc	(#,^)	9300 NW 25th St. Ste 103, Miami, FL 33172	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/25/2026	16.9	16.9	16.6	0.01%
Sambella Holdings, LLC and Strike Zone Entertainment Center LLC	(#,^)	726-740 South Fleming St., Sebastian, FL 32958	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/24/2041	492.0	492.0	566.5	0.18%
Luv 2 Play Temecula, LLC	(#,^)	26469 Ynez Rd, Temecula, CA 92591	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/15/2026	45.0	45.0	43.7	0.01%
2 Cool Beans LLC dba Menchies's Frozen Yogurt	(#,^)	11331 Thienes Ave, South El Monte, CA 91733	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/11/2026	61.9	61.9	60.0	0.02%
Grayson O Company	(#,^)	6509 Newell Ave, Kannapolis, NC 28082	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	8/10/2041	591.7	591.7	682.2	0.21%
Paul Belanger dba Paul Belanger Landscaping	(#,^)	2595 Military Ave, Los Angeles, CA 90064	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/9/2026	11.2	11.2	10.9	—%
The Hungry Rhino LLC	(#,^)	47 South Main St., Windsor Locks, CT 06096	Real Estate	Term Loan	Prime plus 2.75%	7/29/2041	72.1	72.1	81.5	0.03%
USA General Investment LLC dba Braniff Paint and Body Shop	(#,^)	2290 NW 21st Terrace, Miami, FL 33142	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/29/2026	16.7	16.7	16.5	0.01%
303 Tower Drive LLC	(#,^)	303 Tower Drive, Ste A, Middletown, NY 10941	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/29/2041	378.2	378.2	433.2	0.13%
Little Tree Huggers Child Care LLC	(#,^)	38620 9 Mile Rd, Farmington Hills, MI 48335	Social Assistance	Term Loan	Prime plus 2.75%	7/29/2041	132.3	132.3	152.6	0.05%
Big Apple Entertainment Partners LLC dba Ripley's Believe It or Not	(#,^)	1221 Brickell Ave, Ste 2660, Miami, FL 33131	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/28/2026	222.8	222.8	216.2	0.07%
676 Club LP dba The Green Door Tavern/The Drifter	(#,^)	676 and 678 North Orleans ST, Chicago, IL 60654	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/28/2041	633.1	633.1	728.1	0.23%
Intrepid Trinity LLC	(#,^)	680 Douglas Ave, Providence, RI 02908	Nonstore Retailers	Term Loan	Prime plus 2.75%	7/28/2041	59.1	59.1	67.3	0.02%
Apple Tree NC Inc dba Williams Farm & Garden Center	(#,^)	1309 Old Cherry Point Rd, New Bern, NC 28560	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	7/28/2041	321.7	321.7	362.4	0.11%
EPEC Juice LLC dba Jamba Juice	(#,^)	810 Ninth St., Ste 128, Durham, NC 27705	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/27/2026	62.0	62.0	60.2	0.02%
Pinco Pizza LLC dba Jet's Pizza	(#,^)	10845 N. Tatum Blvd Ste A 100, Phoenix, AZ 85028	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/27/2026	54.7	54.7	57.3	0.02%
JAG Unit 1, LLC dba Arooga's Grille House and Sports Bar	(#,^)	1 West Main St., Patchogue, NY 11772	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/27/2026	92.8	92.8	90.1	0.03%
The Grasso Companies, LLC and Grasso Pavement Maintenance, LLC	(#,^)	485 Pepper St., Norwalk, CT 06468	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	7/26/2026	67.3	67.3	67.8	0.02%
My Sainath Inc dba Motel 6	(#,^)	1008 E Crest Drive, Waco, TX 76705	Accommodation	Term Loan	Prime plus 2.75%	7/22/2041	288.6	288.6	330.9	0.10%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Robert G Larson State Farm Insurance	(#,^)	7922 Jamaica Ave, Woodhaven, NY 11421	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/22/2026	16.7	16.7	16.2	0.01%
J and D Resources LLC dba Aqua Science	(#,^)	1923 E 5th St, Tempe, AZ 85281	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2026	87.6	87.6	85.6	0.03%
Robert P Daniels dba Ginger and Friend's Peppermint Village Gift Shop	(#,^)	1502 Hwy 157, Mansfield, TX 76063	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	7/18/2026	11.7	11.7	11.3	—%
Franklin Firm LLC dba Luv 2 Play	(#,^)	1310 East Stan Schleuter Loop, Killeen, TX 76542	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/15/2041	152.1	152.1	173.2	0.05%
Jacob Rugs LLC dba Rugs Outlet	(#,^)	32879 US Hwy 27, Haines City, FL 33844	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	7/13/2026	48.7	48.7	51.0	0.02%
RM Hawkins LLC dba Pure Water Tech West	(#,^)	5140 Topaz Drive, Colorado Springs, CO 80918	Nonstore Retailers	Term Loan	Prime plus 2.75%	7/7/2026	37.0	37.0	38.3	0.01%
Nevey's LLC dba Stark Food III	(#,^)	6315 W. Fond Du Lac Ave, Milwaukee, WI 53218	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/30/2041	278.2	278.2	326.2	0.10%
Corning Lumber Company Inc and Frank R Close and Son Inc	(#,^)	1314 Sixth St., Orland, CA 95963	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/30/2029	160.2	160.2	173.5	0.05%
Desert Tacos LLC	(#,^)	245 East Bell Rd, Ste A-2, Phoenix, AZ 85022	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2026	74.5	74.5	78.0	0.02%
VMA Technologies LLC	(#,^)	120 S Serenata Dr. #332, Ponte Vedra Beach, FL 32082	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/30/2026	16.5	16.5	16.8	0.01%
P L H Pharmaco Inc dba Farmacia San Jose	(#,^)	149 48th St., Union City, NJ 07087	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	6/30/2026	124.2	124.2	131.3	0.04%
Martin Inventory Management LLC	(#,^)	304 1/2 Main St., Edgefield, SC 29824	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/30/2026	18.2	18.2	19.2	0.01%
WGI, LLC dba Williams Grant Inn	(#,^)	154 High St., Bristol, RI 02809	Accommodation	Term Loan	Prime plus 2.75%	6/29/2041	115.8	115.8	135.2	0.04%
O.D.S. Inc dba Four Seasons Health & Racquet and Step 'N' Motion, Inc	(#,^)	626 Delsea Drive N, Glassboro, NJ 08028	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/29/2026	102.9	102.9	105.4	0.03%
KWG Industries, LLC dba Peterson & Marsh Metal Industries	(#,^)	330 Roycefield Rd, Unit B, Hillsborough, NJ 08844	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/29/2041	287.4	287.4	336.2	0.10%
E & P Holdings 1 LLC and Evans & Paul LLC	(#,^)	140 Dupont St, Plainview, NY 11803	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	6/28/2026	99.2	99.2	101.7	0.03%
MaidPro Marin dba MaidPro	(#,^)	98 Jewell St., San Rafael, CA 94901	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/28/2026	12.9	12.9	13.1	—%
JumboMarkets Inc dba Rines Jumbomarkets	(#,^)	15500 SW Trail Drive, Indiantown, FL 34956	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/24/2026	36.7	36.7	37.4	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Island Time Investments, LLC dba Swantown Inn Bed & Breakfast	(#,^)	1431 11th Ave SE, Olympia, WA 98501	Accommodation	Term Loan	Prime plus 2.75%	6/24/2041	95.5	95.5	112.1	0.03%
Shooting Sports Academy LLC and Jetaa LLC	(#,^)	27 Main St., Monroe, CT 06468	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/23/2041	470.0	470.0	544.0	0.17%
Long Island Comedy LLC dba Governors and New York Comedy, LLC	(#,^)	90 A Division Ave, Levittown, NY 11756	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/23/2041	176.9	176.9	206.0	0.06%
Visual Advantage LLC dba Signs Now Perryberg	(#,^)	23248 Dunbridge Rd, Perrysburg, OH 43443	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/23/2041	86.1	86.1	100.0	0.03%
Bagelicious, LLC	(#,^)	945 S Main St, Cheshire, CT 06410	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/17/2026	40.1	40.1	40.8	0.01%
Blue Eagle Transport Inc, Greeneagle Transport Inc and Golden Eagle	(#,^)	377 Boston Post Rd, Milford, CT 06460	Couriers and Messengers	Term Loan	Prime plus 2.75%	6/16/2026	396.4	396.4	403.1	0.13%
NKJ Lusby Donuts LLC	(#,^)	174 Village Center Drive, Lusby, MD 20657	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/16/2026	16.5	16.5	16.8	0.01%
Winegirl Wines LLC	(#,^)	222 E Wapato Way, Manson, WA 98831	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	6/16/2026	8.3	8.3	8.7	—%
Jai-Alexia Consulting, Inc.	(#,^)	14660 Paddock Drive, Wellington, FL 33414	Couriers and Messengers	Term Loan	Prime plus 2.75%	6/15/2026	8.7	8.7	8.8	—%
Pumpkin Patch Child Care of Southington, LLC and Giuseppe Pugliares	(#,^)	1137 West St., Southington, CT 06489	Social Assistance	Term Loan	Prime plus 2%	6/15/2041	483.0	483.0	533.5	0.17%
Refoleen Inc dba Spice and Tea Exchange	(#,^)	849 East Commerce St., Ste 121, San Antonio, TX 78205	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/10/2026	63.6	63.6	64.7	0.02%
Luv 2 Play AZ LLC	(#,^)	15495 Bell Rd, Surprise, AZ 85374	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/10/2026	45.9	45.9	48.4	0.02%
ScimTech Industries Inc dba Archer Aerospace	(#,^)	1021 Linden Ave, Chester Springs, PA 19425	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	6/6/2026	8.8	8.8	9.0	—%
Larry H. Patterson and Rainbow Movers, Inc	(#,^)	2325 Hollers Ave, Bronx, NY 10475	Truck Transportation	Term Loan	Prime plus 2.75%	6/6/2026	16.5	16.5	16.8	0.01%
Solvit Inc and Solvit North Inc	(#,^)	65 Farmington Valley Drive, Plainville, CT 06062	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/3/2026	182.8	182.8	188.4	0.06%
AP5 LLC dba Krauser's Food Store	(#,^)	5 Pond Point Rd, Milford, CT 06460	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/2/2041	182.8	182.8	214.4	0.07%
ATI Jet Inc	(#,^)	7007 Boeing Drive, El Paso, TX 79925	Air Transportation	Term Loan	Prime plus 2.75%	5/31/2026	404.9	404.9	416.7	0.13%
Premier Athletic Center of Ohio, Inc	(#,^)	8957 Kingsridge Drive, Centerville, OH 45459	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/27/2026	63.6	63.6	67.1	0.02%
Angelo Faia dba AVF Construction	(#,^)	55 Arbour Lane, Sewell, NJ 08080	Construction of Buildings	Term Loan	Prime plus 2.75%	5/27/2041	93.8	93.8	109.1	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Jack Frost Firewood Inc. and David Dubinsky	(#,^)	3168 Holland Rd, Virginia Beach, VA 23453	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/26/2041	194.2	194.2	225.6	0.07%
Mersada Holdings LLC	(#,^)	933 Louise Ave Ste 10122, Charlotte, NC 28204	Nonstore Retailers	Term Loan	Prime plus 2.75%	5/26/2026	245.5	245.5	259.0	0.08%
Southwest Division Inc	(#,^)	2103 NE 3rd Terrace, Cape Coral, FL 33909	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	5/26/2026	6.0	6.0	6.2	—%
International Kitchen Supply LLC	(#,^)	3466 North Hwy 11, West Union, SC 29696	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/25/2026	135.8	135.8	140.2	0.04%
Groth Lumber Co. Inc. dba True Value	(#,^)	6747 Pacific Ave, Wright, MN 55798	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/25/2026	16.4	16.4	17.3	0.01%
Island Life Graphics Inc dba FASTSIGNS #576	(#,^)	1925 S 14th St. No. 7, Amelia Island, FL 32034	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	5/24/2026	16.4	16.4	16.7	0.01%
Powerspec Inc	(#,^)	1 Linsley Place, Metuchen, NJ 08840	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/24/2026	63.4	63.4	64.4	0.02%
Horseshoe Barbecue, LLC	(#,^)	6555,6565,6575 N Sandario Rd, Tucson, AZ 85743	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/23/2029	8.7	8.7	9.4	—%
Pro Auto Repair LLC	(#,^)	204 F St. SW, Quincy, WA 98848	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/20/2026	5.4	5.4	5.7	—%
National Air Cargo Holdings Inc	(#,^)	5955 TG Lee Blvd., Ste 500, Orlando, FL 32822	Air Transportation	Term Loan	Prime plus 2.75%	5/20/2026	909.2	909.2	959.3	0.30%
Elderfriend Inc dba Granny Nannies dba GN Live Scan	(#,^)	1499 W. Palmetto Park Rd, Ste #115, Boca Raton, FL 33486	Social Assistance	Term Loan	Prime plus 2.75%	5/20/2026	9.3	9.3	9.4	—%
J&A Laundromat Inc.	(#,^)	225 East Park Ave, Long Beach, NY 11561	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/18/2026	49.1	49.1	50.3	0.02%
Dedicated Incorporated	(#,^)	2916 North 39th St., Phoenix, AZ 85019	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/18/2041	43.8	43.8	51.1	0.02%
HBA LLC dba Palmetto Twist-Vista	(#,^)	1225-1229 Lincoln St., Columbia, SC 29201	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2026	14.1	14.1	14.4	—%
Studio Find It Georgia Inc	(#,^)	3399 Peachtree Rd NE, Ste 400, Atlanta, GA 30326	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/13/2026	16.4	16.4	16.8	0.01%
FJN Catering Inc	(#,^)	106 Main St., Mineola, NY 11951	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/13/2041	247.3	247.3	290.1	0.09%
Pumpkin Patch Inc and Christine Feliciano and Antonio Feliciano	(#,^)	11 Kirby Rd, Cromwell, CT 06419	Social Assistance	Term Loan	Prime plus 2.75%	5/12/2041	124.8	124.8	145.1	0.05%
Sabir Inc. dba Bear Diner	(#,^)	603 Pulaski Hwy, Bear, DE 19701	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/11/2041	116.6	116.6	136.4	0.04%
Gator D'Lites LLC dba D'Lites Emporium	(#,^)	4216 NW 16th Blvd, Gainsville, FL 32605	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/5/2026	16.4	16.4	16.6	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Keller, Fishback & Jackson LLP	(#,^)	28720 Canwood St., Agoura Hills, CA 91301	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/29/2026	91.9	91.9	96.9	0.03%
Marc S. Rosenberg P.C. dba Mammuth and Rosenberg	(#,^)	401 East City Ave Ste 122, Bala Cynwyd, PA 19004	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/29/2026	16.2	16.2	16.5	0.01%
Hard Exercise Works Winter Park LLC	(#,^)	11551 University Blvd #4C Bldg 1, Orlando, FL 32817	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/29/2026	29.3	29.3	29.8	0.01%
Loriet LLC	(#,^)	5001 Vivienda Way, Sarasota, FL 34235	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	4/29/2026	5.4	5.4	5.5	—%
May-Craft Fiberglass Products Inc	(#,^)	96 Hillsboro Rd, Four Oaks, NC 27524	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	4/29/2041	232.8	232.8	273.2	0.08%
Alpha Omega Trucking LLC	(#,^)	14432-52 State Line Rd, Brookings, OR 97415	Truck Transportation	Term Loan	Prime plus 2.75%	4/29/2041	165.1	165.1	193.7	0.06%
Warner Home Comfort, LLC dba Smith Piping	(#,^)	1571 Canton Rd., NW, Carrollton, OH 44615	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/29/2041	77.5	77.5	90.2	0.03%
Empowerschool LLC and Empower Autism Academy, LLC	(#,^)	1825 Fort View Rd, Austin, TX 78754	Social Assistance	Term Loan	Prime plus 2.75%	4/29/2041	142.8	142.8	167.5	0.05%
Costume World Inc	(#,^)	950 S Federal Hwy, Deerfield Beach, FL 33441	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	4/28/2041	1,175.8	1,175.8	1,379.6	0.43%
Pecos Inn LLC dba Econo Lodge	(#,^)	2207 W Third St., Pecos, TX 79772	Accommodation	Term Loan	Prime plus 2.75%	4/28/2041	634.1	634.1	741.8	0.23%
Accent Comfort Services, LLC	(#,^)	5035-C West W. T. Harris Blvd, Charlotte, NC 28269	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/26/2026	64.8	64.8	65.9	0.02%
Automotive Core Recycling, LLC and 828 Old Colony Road, LLC	(#,^)	27-29 Cooper St., Meriden, CT 06053	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	4/22/2041	235.0	235.0	271.1	0.08%
McIntosh Trail Management Services Organization Inc	(#,^)	747 South Hill St., Griffin, GA 30224	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/22/2041	399.8	399.8	469.1	0.15%
AAA Mill Direct, Inc. dba Carpet Mill Outlets	(#,^)	1 North Armistead Ave, Hampton, VA 23669	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	4/21/2026	5.7	5.7	6.0	—%
Sushiya Inc	(#,^)	72 South Main St., Hanover, NH 03755	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/12/2026	63.0	63.0	64.8	0.02%
KNS Early Learning Academy LLC	(#,^)	57 Merritt St. SE, Marietta, GA 30060	Social Assistance	Term Loan	Prime plus 2.75%	4/6/2041	48.0	48.0	55.7	0.02%
Waterfalls Quick Lube LLC and Veracruz Shabo LLC	(#,^)	1325 Broad St., Central Falls, RI 02863	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/6/2041	261.6	261.6	305.4	0.09%
Christian Soderquist dba Soderquist Plumbing and Heating LLC	(#,^)	7 Oak Drive, Sandy Hook, CT 06482	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/31/2041	53.2	53.2	62.5	0.02%
Cameo Carter, MD A Professional Corporation dba The Garden Pediatric	(#,^)	101 East Redlands Blvd, Ste 106, Redlands, CA 92373	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/31/2026	53.4	53.4	54.3	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Gill Express Inc and Blue Speed LLC	(#,^)	2372 Walnut Ave, Livingston, CA 95334	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/31/2041	485.9	485.9	565.6	0.18%
Dana A. Farley dba Independent Cabinets	(#,^)	5805 NE Minder Rd, Poulsbo, WA 98370	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	3/31/2041	61.8	61.8	72.6	0.02%
Vehicle Safety Supply LLC	(#,^)	15 East 72nd St., Ste 14-H, New York, NY 10021	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/31/2026	16.0	16.0	16.3	0.01%
Men of Steel Enterprises LLC and Vogelbacher Properties LLC	(#,^)	2039 US Route 130, Burlington, NJ 08016	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/31/2041	369.1	369.1	424.6	0.13%
Wyldewood Cellars, Inc.	(#,^)	951 East 119th St, Mulvane, KS 67120	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	3/30/2041	960.1	960.1	1,108.3	0.34%
NOSO Development, LLC	(#,^)	4 Walker Way, Albany, NY 12205	Construction of Buildings	Term Loan	Prime plus 2.75%	3/30/2026	133.5	133.5	135.5	0.04%
MTS Car Service LLC	(#,^)	30 Taylor Ave, Norwalk, CT 06850	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	3/30/2026	7.5	7.5	7.6	—%
Beale Street Blues Company-West Palm Beach, LLC dba Lafayette’s-West	(#,^)	550 Rosemary Ave, Ste 236, West Palm Beach, FL 33410	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	3/30/2026	66.8	66.8	68.2	0.02%
Tom Sawyer Country Restaurant LLC and AM 3208 LLC	(#,^)	3208 Forest Hills Boulevard, Palm Springs, FL 33406	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/30/2041	243.0	243.0	284.5	0.09%
Gordon Rogers and Heidi Rogers dba Stone House Motor Inn	(#,^)	162 Danielson Pike, Foster, RI 02825	Accommodation	Term Loan	Prime plus 2.75%	3/30/2026	16.2	16.2	17.1	0.01%
Barrocas Gym LLC dba Snap Fitness	(#,^)	260 West Main St., Avon, CT 06001	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/29/2026	13.8	13.8	14.3	—%
Vinmar Inc. dba Locanda Portofino	(#,^)	1110 Montana Ave, Santa Monica, CA 90403	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/29/2026	57.9	57.9	58.7	0.02%
Marathon Engineering Corporation	(#,^)	5615 2nd St. W, Lehigh Acres, FL 33971	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	3/28/2041	42.2	42.2	49.3	0.02%
PHCDC1 LLC dba Quarter + Glory and Public House Collective, Corp.	(#,^)	2017 14th St. NW, Washington, DC 20009	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/28/2026	35.6	35.6	36.7	0.01%
Revolution Physical Therapy LLC dba Apex Network Physical Therapy	(#,^)	2705 Dougherty Ferry Rd #104, St. Louis, MO 63122	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/25/2026	16.2	16.2	16.6	0.01%
International Construction Inc	(#,^)	53955 Gratiot Ave, Chesterfield, MI 48051	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	3/24/2041	45.6	45.6	53.0	0.02%
ActKnowledge, Inc.	(#,^)	365 5th Ave, New York, NY 10016	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/24/2026	89.0	89.0	93.7	0.03%
Precious Care LLC and Precious Care Management LLC	(#,^)	186-06 Union Turnpike, Fresh Meadows, NY 11364	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/21/2026	396.1	396.1	402.7	0.12%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Media Capital Partners, Inc	(#,^)	809 Cedar Rd, Southport, CT 06890	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	3/21/2026	16.0	16.0	16.2	0.01%
Kekoa Enterprises Inc dba Signarama Sandy	(#,^)	8942 South 700 East, Sandy, UT 84070	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/18/2026	35.2	35.2	35.8	0.01%
ERT Group Inc and Curt's Tools Inspection Inc	(#,^)	5229 142nd Dr. NW, Williston, ND 58801	Support Activities for Mining	Term Loan	Prime plus 2.75%	3/18/2041	1,186.2	1,186.2	1,377.1	0.43%
Taylors Zinn Enterprises Inc dba Eons Auto Care Inc	(#,^)	330 West Harden St., Graham, NC 27253	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/18/2041	75.7	75.7	88.7	0.03%
Brian T Rice dba BD Logging	(#,^)	800 3rd St Apt B, St Marys, WV 26170	Forestry and Logging	Term Loan	Prime plus 2.75%	3/17/2026	1.3	1.3	1.4	—%
K Soles Corp dba Max Collections	(#,^)	3208 Oakcliff Industrial St., Doraville, GA 30340	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/16/2026	16.0	16.0	16.3	0.01%
R & D Enterprises Inc dba My Pool Man	(#,^)	291 North Texas Ave., Orlando, FL 32805	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/15/2026	35.6	35.6	36.1	0.01%
HEWZ, LLC dba Hard Exercise Works	(#,^)	5684 West Sample Rd, Coral Springs, FL 33071	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/14/2026	16.0	16.0	16.2	0.01%
Accuair Control Systems LLC dba Accuair Suspension	(#,^)	831 Buckley Rd, San Luis Obispo, CA 93401	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	3/11/2026	106.8	106.8	109.1	0.03%
ABCs & 123s Infant and Child Care Center LP	(#,^)	13419 Hwy 290E., Bldg 5, Manor, TX 78653	Social Assistance	Term Loan	Prime plus 2.75%	3/11/2026	8.0	8.0	8.1	—%
Dupre Capital LLC dba Fastsigns	(#,^)	215 Quartermaster Court, Jeffersonville, IN 47130	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	3/11/2026	41.6	41.6	42.2	0.01%
Step Up Academy of the Arts LLC	(#,^)	2558 Wigwam Pkwy Ste A, Henderson, NV 89074	Educational Services	Term Loan	Prime plus 2.75%	3/9/2026	5.7	5.7	5.8	—%
Faith Summit Supply Inc dba Summit Supply and Summit True Value	(#,^)	8584 US Business Hwy 277, Haskell, TX 79521	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/9/2026	16.0	16.0	16.6	0.01%
Swerve Salon LLC	(#,^)	1419 N Wells St., Chicago, IL 60610	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/8/2026	56.3	56.3	57.1	0.02%
J & W Hardwood Flooring Inc	(#,^)	14967 Madison St, Brighton, CO 80602	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/7/2026	5.3	5.3	5.4	—%
Labmates LLC and POV Holdings LLC	(#,^)	141 Watertown Rd, Thomaston, CT 06787	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/4/2041	102.5	102.5	120.1	0.04%
Hueston and Company CPA LLC	(#,^)	8792 East State Rd 70, Ste B, Bradenton, FL 34202	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/4/2026	5.8	5.8	5.9	—%
Almost Home Daycare LLC	(#,^)	35 Copps Hill Rd, Ridgefield, CT 06877	Social Assistance	Term Loan	Prime plus 2.75%	3/3/2026	38.4	38.4	40.4	0.01%
Miles of Smiles Inc	(#,^)	1408 Molalla Ave, Oregon City, OR 97045	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/2/2026	67.8	67.8	69.2	0.02%
The River Beas, LLC dba Subway and Punam Singh	(#,^)	5516 Baltimore Ave, Hyattsville, MD 20781	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2041	127.6	127.6	149.3	0.05%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Living Essentials HVAC Corp	(#,^)	42 West St., Apt 24, Randolph, MA 02368	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/28/2026	10.6	10.6	10.8	—%
Consulting Solutions, Inc. and Mark Luciani	(#,^)	3000 N Federal Hwy Ste 1, Fort Lauderdale, FL 33306	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/28/2026	7.9	7.9	8.3	—%
Powerpits CS1, LLC dba Pita Pit	(#,^)	2008 S Texas Ave, College Station, TX 77840	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2026	13.2	13.2	13.6	—%
Drug Detection Laboratories, Inc. and Minh Tran	(#,^)	9700 Business Park Drive, Sacramento, CA 95827	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/28/2026	13.9	13.9	14.2	—%
Aaradhya LLC dba Market Square Laundry	(#,^)	7727 Crittenden St., Philadelphia, PA 19118	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/23/2026	55.4	55.4	56.2	0.02%
Blackstones Hairdressing LLC	(#,^)	2 Ave of the Americas, New York, NY 10013	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/23/2026	36.9	36.9	37.5	0.01%
R & K Contracting Inc	(#,^)	3605 NW 31st Ave, Fort Lauderdale, FL 33309	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/18/2026	11.1	11.1	11.7	—%
Ei3 Corporation	(#,^)	136 Summit Ave, Montvale, NJ 07645	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/12/2026	230.2	230.2	242.4	0.08%
B for Blonde, LLC dba Blo Blow Dry Bar	(#,^)	142 East 49th St., New York, NY 10017	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/12/2026	44.2	44.2	44.9	0.01%
Gilmore Heights Dental Holdings, LTD and Chas Rob LLC	(#,^)	2250 Warrensville Center Rd, University Heights, OH 44118	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/12/2029	248.0	248.0	262.7	0.08%
Jersey Shore Marina & Boat Sales, Inc.	(#,^)	841 Route 70 East, Brick, NJ 08724	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/12/2041	586.3	586.3	687.0	0.21%
Base USA, Inc.	(#,^)	2215 NW 2nd Ave, Miami, FL 33127	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	2/2/2026	35.3	35.3	37.1	0.01%
Zouk Ltd dba Palma	(#,^)	28 Cornelia St., New York, NY 10014	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/29/2026	15.7	15.7	16.5	0.01%
SuzyQue's LLC dba SuzyQue's	(#,^)	34 South Valley Rd, West Orange, NJ 07052	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/28/2026	15.6	15.6	16.4	0.01%
Wildflour Bakery & Cafe LLC	(#,^)	5137 Clareton Dr., Ste 100, Agoura Hills, CA 91301	Social Assistance	Term Loan	Prime plus 2.75%	1/28/2026	43.5	43.5	45.8	0.01%
Tammy Lavertue	(#,^)	24 Wakefield St., Rochester, NH 03867	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	1/28/2026	7.8	7.8	8.2	—%
Gendron Funeral and Cremation Services, Inc.	(#,^)	135 North Lime Ave, Sarasota, FL 34237	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/11/2041	103.7	103.7	121.5	0.04%
Dolarian Realty LLC and OV's Restaurant Inc	(#,^)	34 Old Colony Ave, East Taunton, MA 02718	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/5/2041	63.3	63.3	74.2	0.02%
Lemonberry Food Stores Inc dba Lemonberry Frozen Yogurt	(#,^)	1196 Inverness Lane, Stow, OH 44224	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/29/2025	77.5	77.5	79.4	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
MCF Forte LLC	(#,^)	1245 W Baseline Rd Unit 105, Mesa, AZ 85202	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/29/2025	12.9	12.9	13.1	—%
Panditos LLC dba White Lotus Home	(#,^)	431 Raritan Ave, Highland Park, NJ 08904	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/28/2025	11.0	11.0	11.1	—%
Ridge Road Equestrian LLC dba Ricochet Ridge Ranch Inc	(#,^)	24201 North Hwy 1, Fort Bragg, CA 95437	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/23/2040	95.6	95.6	111.2	0.03%
800 on the Trax LLC and Matrix Z LLC	(#,^)	800 SW 21st Terrace, Fort Lauderdale, FL 33312	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	12/23/2040	228.7	228.7	265.6	0.08%
Premier Athletic Center of Ohio Inc. and Gates Investments and Wade	(#,^)	8957 Kingsridge Drive, Centerville, OH 45459	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/22/2028	694.6	694.6	748.0	0.23%
Joyce Outdoor Advertising Chicago LLC	(#,^)	2443 West 16th St., Chicago, IL 60608	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/22/2040	281.7	281.7	326.9	0.10%
Hattingh Incorporated dba Prosthetic Care Facility	(#,^)	4415 Woodridge Pkwy, Ste 180, Leesburg, VA 20176	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2025	12.4	12.4	12.8	—%
Labmates LLC	(#,^)	141 Watertown Rd, Thomaston, CT 06787	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/18/2040	151.5	151.5	177.3	0.06%
Accent Tag and Label Inc	(#,^)	2201 Rittenhouse St, Des Moines, IA 50321	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	12/18/2040	618.2	618.2	718.8	0.22%
Abbondanza Market LLC dba Hampton Falls Village Market	(#,^)	82 Lafayette Rd, Hampton Falls, NH 03844	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/18/2025	41.0	41.0	41.9	0.01%
Trip Consultants U.S.A. Inc.	(#,^)	311 85th St., Brooklyn, NY 11209	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/18/2025	120.6	120.6	122.1	0.04%
Abitino's JFK LLC dba Abitino's	(#,^)	Terminal 8 JFK ExpressWay Airport, Jamaica, NY 11430	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2022	64.0	64.0	64.1	0.02%
JAG Unit 1, LLC	(#,^)	1 West Main St., Patchogue, NY 11772	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2025	172.3	172.3	174.4	0.05%
Swalm Street LLC and New York Home Health Care Equipment LLC	(#,^)	30 Hopper St., Westbury, NY 11590	Ambulatory Health Care Services	Term Loan	7.5%	12/16/2040	330.9	330.9	315.8	0.10%
New York Home Health Care Equipment, LLC	(#,^)	30 Hopper St., Westbury, NY 11590	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/16/2025	725.1	725.1	761.0	0.24%
Moments to Remember USA LLC dba Retain Loyalty	(#,^)	1250 Sanders Ave SW, Massillon, OH 44646	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/16/2025	56.5	56.5	58.8	0.02%
Evans & Paul LLC and E&P Holdings I LLC	(#,^)	140 Dupont St., Plainview, NY 11803	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2025	93.5	93.5	95.5	0.03%
Basista Family Limited Partnership and UPE, Inc.	(#,^)	3401 Brecksville Rd, Richfield, OH 44286	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/14/2040	319.3	319.3	370.9	0.12%
DC Enterprises Ltd. dba Lakeview True Value	(#,^)	318 North F St., Lakeview, OR 97630	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/14/2025	15.5	15.5	16.2	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Alexandra Afentoulides dba Vi's Pizza Restaurant	(#,^)	1068 Old Colony Rd, Meriden, CT 06450	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/11/2040	43.8	43.8	51.3	0.02%
AGR Foodmart Inc dba Nashua Road Mobil	(#,^)	11 Nashua Rd, Londonderry, NH 03053	Gasoline Stations	Term Loan	Prime plus 2.75%	12/11/2025	15.5	15.5	16.2	0.01%
Cares, Inc dba Dumpling Grounds Day Care Center	(#,^)	4508 Blakiston St., Philadelphia, PA 19136	Social Assistance	Term Loan	Prime plus 2.75%	12/10/2025	5.2	5.2	5.4	—%
Custom Exteriors, Inc.	(#,^)	2142 Rheem Drive, Ste E, Pleasanton, CA 94588	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/9/2025	68.9	68.9	70.5	0.02%
Sushiya, Inc.	(#,^)	72-74 South Main St., Hanover, NH 03755	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/8/2025	74.9	74.9	76.7	0.02%
LC Blvd Holdings LLC and Mt Pleasant Wash & Wax LLC	(#,^)	880 Lowcountry Blvd, Mount Pleasant, SC 29464	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/4/2040	468.9	468.9	546.5	0.17%
Japp Business Inc dba Pick and Eat and Japp Drink Corp.	(#,^)	4179 Broadway, New York, NY 10033	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/30/2025	85.8	85.8	88.2	0.03%
DWeb Studio, Inc.	(#,^)	10800 E. Bethany Drive, Ste 275, Aurora, CO 80014	Educational Services	Term Loan	Prime plus 2.75%	11/25/2025	7.7	7.7	7.8	—%
Play and Learn Child Care and School Inc	(#,^)	403 S Dillard St, Winter Garden, FL 34787	Social Assistance	Term Loan	Prime plus 2.75%	11/23/2025	7.6	7.6	7.9	—%
Sambella Holdings, LLC and Strike Zone Entertainment Center LLC	(#,^)	726-740 S Fleming St., Sebastian, FL 32958	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	11/23/2040	712.8	712.8	679.7	0.21%
Ronny Ramirez RX Corp dba Naturxheal Family Pharmacy	(#,^)	3105 107th Ave, Doral, FL 33178	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	11/20/2025	62.5	62.5	63.7	0.02%
S.B.B. Enterprises Inc dba Williamston Hardware	(#,^)	139 S Putnam St., Williamston, MI 48895	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/19/2040	101.0	101.0	116.0	0.04%
Key Pix Productions Inc. dba Air Bud Entertainment	(#,^)	22525 Pacific Coast Hwy, Malibu, CA 90265	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	11/18/2040	512.1	512.1	599.2	0.19%
E.S.F.P. LLC dba Volusia Van and Storage	(#,^)	916 South Nova Rd, Ormond Beach, FL 32174	Truck Transportation	Term Loan	Prime plus 2.75%	11/11/2025	60.9	60.9	62.1	0.02%
Green Life Lawnscapes LLC dba Green Life Lawn Care	(#,^)	1820 NE Jensen Beach Blvd, Jensen Beach, FL 34957	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/6/2025	97.3	97.3	102.2	0.03%
JumboMarkets Inc dba Rines Jumbomarkets	(#,^)	15500 SW Trail Drive, Indiantown, FL 34956	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/4/2025	208.6	208.6	219.1	0.07%
Financial Network Recovery Inc	(#,^)	250 E Easy St. Ste 1, Simi Valley, CA 93065	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/26/2025	27.0	27.0	27.3	0.01%
ADMO Inc dba Mid States Equipment	(#,^)	16180 Westwoods Business Park, Ellisville, MO 63021	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	10/8/2025	15.1	15.1	15.4	—%
Recycling Consultants, Inc. and Prairie State Salvage and Recycling In	(#,^)	PO Box 468, Wood River, IL 62095	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/30/2027	447.9	447.9	470.7	0.15%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Accent Homes Services LLC dba Benjamin Franklin Plumbing of Kansas City	(#,^)	7748 Troost Ave, Kansas City, MO 64131	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/30/2028	51.3	51.3	55.0	0.02%
SCJEN Management Inc dba Bowl of Heaven	(#,^)	43958 Pacific Common Blvd, Fremont, CA 94538	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2025	47.9	47.9	48.5	0.02%
Barub Realty LLC and Barub LLC dba Woodlawn Cabinets	(#,^)	1838 Adee Ave, Baychester, NY 10469	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	9/30/2040	132.4	132.4	154.9	0.05%
Binky's Vapes LLC	(#,^)	10539 Greenbelt Rd, Ste 102, Lanham, MD 20706	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/30/2025	15.0	15.0	15.2	—%
R.H. Hummer Jr., Inc.	(#,^)	2141 P Ave, Williamsburg, IA 52361	Truck Transportation	Term Loan	Prime plus 2.75%	9/30/2025	260.2	260.2	273.0	0.08%
Greensward of Marco Inc.	(#,^)	54 Marco Lake Drive, Marco Island, FL 34146	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/28/2040	81.2	81.2	94.3	0.03%
RIM Investments LLC and RIM Architects LLC	(#,^)	645 G St. Ste 400, Anchorage, AK 99501	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/28/2040	369.8	369.8	428.7	0.13%
The Grasso Companies LLC and Grasso Pavement Maintenance LLC Veranda	(#,^)	485 Pepper St., Monroe, CT 06468	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/28/2025	340.4	340.4	356.7	0.11%
Prestigious LifeCare for Seniors LLC	(#,^)	5701 North Pine Island Rd, Tamarac, FL 33321	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/25/2025	6.5	6.5	6.8	—%
Daniel W. Stark dba Mountain Valley Lodge and RV Park	(#,^)	223 Hwy 80, Rodeo, NM 88056	Accommodation	Term Loan	Prime plus 2.75%	9/25/2040	12.5	12.5	14.6	—%
Sandlot Ventures LLC and Sandbox Ventures LLC	(#,^)	1857A Elmdale Ave, Glenview, IL 60025	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/25/2040	413.4	413.4	477.6	0.15%
Yachting Solutions LLC	(#,^)	229 Commercial St, Rockport, ME 04856	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/25/2040	892.1	892.1	1,030.4	0.32%
St Lawrence Hotel Corp and Oheka Catering Inc dba Quality Inn	(#,^)	10 West Orvis St., Massena, NY 13662	Accommodation	Term Loan	Prime plus 2.75%	9/24/2040	579.3	579.3	672.5	0.21%
Rutledge Enterprises Inc dba BLC Property Management	(#,^)	149 S. 400 East, Greenfield, IN 46140	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/23/2040	57.5	57.5	66.7	0.02%
Finish Strong Inc dba FASTSIGNS St Peters	(#,^)	98 North Hillview Drive, St Peters, MO 63376	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	9/23/2025	33.3	33.3	33.6	0.01%
Sound Manufacturing Inc	(#,^)	51 Donnelley Rd, Old Saybrook, CT 06475	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/21/2025	33.1	33.1	33.9	0.01%
IIoka Inc dba New Cloud Networks	(#,^)	160 Inverness Drive W Ste 150, Englewood, CO 80112	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/21/2025	444.6	444.6	449.1	0.14%
Vanderhoof LLC dba Soxfords	(#,^)	11 Sellecks Walk, Pound Ridge, NY 10576	Apparel Manufacturing	Term Loan	Prime plus 2.75%	9/18/2025	10.4	10.4	10.5	—%
MiJoy Inc dba Imo's Pizza	(#,^)	215 South Kirkwood Rd, Kirkwood, MO 63122	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/18/2025	5.5	5.5	5.5	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Naeem Khan LTD	(#,^)	260 West 36h St., New York, NY 10018	Apparel Manufacturing	Term Loan	Prime plus 2.75%	9/17/2025	83.2	83.2	84.0	0.03%
FirstVitals Health and Wellness Inc	(#,^)	1288 Ala Moana Blvd Ste 27E, Honolulu, HI 96814	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/15/2025	100.3	100.3	101.3	0.03%
Almost Home Daycare LLC	(#,^)	35 Copps Hill Rd, Ridgefield, CT 06877	Social Assistance	Term Loan	Prime plus 2.75%	9/11/2025	7.3	7.3	7.6	—%
Gardner's Wharf Holdings LLC and Gardner's Wharf Seafood Inc	(#,^)	170 Main St., North Kingstown, RI 02852	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	9/8/2040	130.0	130.0	151.9	0.05%
Empower Autism Academy	(#,^)	11316 Wet Season Drive, Austin, TX 78754	Social Assistance	Term Loan	Prime plus 2.75%	9/4/2040	634.9	634.9	741.7	0.23%
Higher Grounds Community Coffeehouse, LLC	(#,^)	39 Kingstown Rd, Wyoming, RI 02898	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/2/2025	5.5	5.5	5.6	—%
Elite Institute LLC dba Huntington Learning Center	(#,^)	13526 Village Park Drive Ste 214, Orlando, FL 32837	Educational Services	Term Loan	Prime plus 2.75%	8/28/2025	10.0	10.0	10.1	—%
God Be Glorified Inc dba GBG Inc	(#,^)	40 West. 162nd St, South Holland, IL 60473	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	8/20/2025	34.8	34.8	35.2	0.01%
3000 CSI Property LLC and Consulting Solutions Inc	(#,^)	3000 N Federal Hwy Ste 1, Fort Lauderdale, FL 33306	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/20/2040	127.8	127.8	149.1	0.05%
GDP Gourmet LLC dba Joe and John's Pizza Restaurant	(#,^)	136 New Jersey Ave, Absecon, NJ 08201	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/19/2040	134.8	134.8	156.3	0.05%
Gold Jet Corp.	(#,^)	2472 Broadway, New York, NY 10025	Couriers and Messengers	Term Loan	Prime plus 2.75%	8/14/2025	47.1	47.1	48.6	0.02%
SKJ Inc dba Subway	(#,^)	401 S Woodlawn Ave, Bloomington, IN 47401	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/13/2025	55.4	55.4	56.2	0.02%
LP Industries Inc dba Childforms	(#,^)	110 Charleston Drive, Mooresville, NC 28117	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	7/29/2025	81.1	81.1	84.5	0.03%
Beale Street Blues Company-West Palm Beach LLC	(#,^)	550 Rosemary Ave, Ste 236, West Palm Beach, FL 33401	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	7/24/2025	43.0	43.0	44.0	0.01%
Smart Artists Inc.	(#,^)	450 West 24th St. Ste 1C, New York, NY 10011	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	7/23/2025	14.6	14.6	14.8	—%
Free Ion Advisors LLC	(#,^)	322 Evandale Rd, Scarsdale, NY 10583	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/21/2025	41.7	41.7	42.1	0.01%
Murrayville Donuts, Inc dba Dunkin' Donuts	(#,^)	2304 N College Rd, Wilmington, NC 28405	Food and Beverage Stores	Term Loan	Prime plus 2.75%	7/15/2040	330.7	330.7	381.5	0.12%
Union 2 LLC dba The Standard	(#,^)	1520 Broadway, Fort Myers, FL 33901	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/10/2025	69.3	69.3	71.7	0.02%
Jonathan E Nichols and Nichols Fire and Security LLC	(#,^)	1906 Vanderhorn Drive, Memphis, TN 38134	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/30/2025	48.1	48.1	50.7	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Anglin Cultured Stone Products LLC dba Anglin Construction	(#)	877 Salem Church Rd, Newark, DE 19702	Specialty Trade Contractors	Term Loan	8.25%	6/30/2025	193.3	193.3	187.2	0.06%
Thrifty Market, Inc. dba Thrifty Foods	(#,^)	702 10th St, Wheatland, WY 82201	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/30/2030	222.7	222.7	242.3	0.08%
Myclean Inc.	(#,^)	247 West 36th St. 9th Fl, New York, NY 10018	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/29/2025	10.2	10.2	10.5	—%
Summit Beverage Group LLC	(#,^)	211 Washington Ave, Marion, VA 24354	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	8/29/2030	235.4	235.4	256.9	0.08%
SofRep, Inc dba Force 12 Media	(#,^)	930 Tahoe Blvd Ste 802-543, Incline Village, NV 89451	Other Information Services	Term Loan	Prime plus 2.75%	6/26/2025	42.5	42.5	43.9	0.01%
Jihan Inc dba ARCO AM/PM and Diana Inc dba Diana's Recycling	(#,^)	13886 Campo Rd, Jamul, CA 91935	Gasoline Stations	Term Loan	Prime plus 2.75%	6/26/2040	350.1	350.1	413.0	0.13%
TJU-DGT Inc dba The Lorenz Cafe	(#,^)	714-718 Lorenz Ave, Pittsburgh, PA 15220	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/26/2029	16.1	16.1	17.5	0.01%
E & G Enterprises LLC dba Comfort Keepers	(#,^)	220 Middle St., Franklin, VA 23851	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/26/2025	14.4	14.4	14.9	—%
CEM Autobody LLC dba Dawn's Autobody	(#,^)	7 Division St, Keyport, NJ 07735	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/26/2040	124.9	124.9	147.2	0.05%
Ohs Auto Body, Inc. dba Ohs Body Shop	(#,^)	3560 Hwy 93 S, Kalispell, MT 59901	Repair and Maintenance	Term Loan	7.6525%	6/25/2040	1,123.2	1,123.2	1,066.2	0.33%
Wolf Enviro Interests, LLC and Enviromax Services Inc	(#,^)	18002 Mueschke Rd, Cypress, TX 77433	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/25/2040	227.8	227.8	266.7	0.08%
Evinger PA One, Inc. dba Postal Annex, Falcon	(#,^)	7661 McLaughlin Rd, Falcon, CO 80831	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/24/2025	14.4	14.4	15.1	—%
RJI Services, Inc.	(#,^)	353 E Angeleno Ste G, Burbank, CA 91502	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/23/2025	14.2	14.2	14.7	—%
Real Help LLC dba Real Help Decorative Concrete	(#,^)	2221 Broadway St., Buffalo, NY 14212	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/22/2025	34.1	34.1	35.8	0.01%
KRN Logistics, LLC and Newsome Trucking, Inc	(#)	2262 Hwy 53 W, Jasper, GA 30143	Truck Transportation	Term Loan	Prime plus 2.75%	6/19/2025	343.7	343.7	359.2	0.11%
PM Cassidy Enterprises, Inc. dba Junk King	(#,^)	960 Matley Lane, Ste 20-21, Bldg B, Reno, NV 89502	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/19/2025	9.5	9.5	9.9	—%
Inverted Healthcare Staffing of Florida LLC dba Interim Healthcare	(#,^)	111 N Pompano Beach Blvd., Pompano Beach, FL 33062	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/18/2025	29.9	29.9	30.9	0.01%
AM PM Properties, LLC and AM PM Willington, LLC	(#,^)	1308 Stafford Rd, Storrs Mansfield, CT 06268	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/17/2040	80.0	80.0	94.5	0.03%
Mirage Plastering Inc and Mpire LLC and Mpire II LLC	(#,^)	1802 W Grant Rd Ste 114, Tucson, AZ 85745	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/12/2040	127.8	127.8	149.2	0.05%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Eldredge Tavern LLC dba Gonyea's Tavern	(#,^)	150 Main St., Pascoag, RI 02859	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/8/2040	51.8	51.8	61.3	0.02%
Chitalian Fratelli LLC dba Francesca Brick Oven Pizza and Pasta	(#,^)	234 Rock Rd, Glen Rock, NJ 07452	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/5/2025	10.1	10.1	10.4	—%
ViAr Visual Communications, Inc. dba Fastsigns 281701	(#,^)	4721 University Way NE, Seattle, WA 98105	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/5/2025	39.8	39.8	41.2	0.01%
Video Vault & Tanning LLC and Mosaic Salon LLC	(#)	W7003 Parkview Dr, Ste A-B, Greenville, WI 54942	Rental and Leasing Services	Term Loan	Prime plus 2.75%	6/4/2040	84.8	84.8	100.3	0.03%
Medworxs LLC	(#,^)	10901 W. Toller Drive, Littleton, CO 80127	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/3/2025	80.2	80.2	82.9	0.03%
XCESSIVE THROTTLE, INC dba Jake's Roadhouse	(#,^)	5980 Lamar St., Arvada, CO 80003	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2025	5.2	5.2	5.4	—%
Villela CPA PL	(#,^)	777 Brickell Ave, Ste 500, Miami, FL 33131	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/27/2025	5.7	5.7	5.9	—%
Douglas Posey and Sally Watkinson dba Audrey's Farmhouse	(#,^)	2188 Brunswyck Rd, Wallkill, NY 12589	Accommodation	Term Loan	Prime plus 2.75%	5/20/2040	160.1	160.1	189.0	0.06%
15 McArdle LLC and No Other Impressions Inc	(#,^)	15 McArdle St., Rochester, NY 14611	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/15/2040	169.4	169.4	199.6	0.06%
Guard Dogs MFS LLC	(#,^)	9460 Mistwater Close, Roswell, GA 30076	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/8/2025	39.7	39.7	41.1	0.01%
George S Cochran DDS Inc	(#,^)	1066 Chelsea Ave, Napoleon, OH 43545	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/7/2025	90.8	90.8	93.8	0.03%
South Park Properties LLC and Midlothian Hardware LLC	(#,^)	4751 147th St., Midlothian, IL 60445	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/6/2040	44.0	44.0	52.0	0.02%
Matthew Taylor and Landon Farm LLC	(#,^)	6103 N Church St, Greensboro, NC 27455	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/4/2040	92.5	92.5	108.0	0.03%
Cares Inc dba Dumpling Grounds Day Care Center	(#,^)	4508 Blakiston St., Philadelphia, PA 19136	Social Assistance	Term Loan	Prime plus 2.75%	5/1/2040	74.5	74.5	88.1	0.03%
Orchid Enterprises Inc dba Assisting Hands of Sussex County	(#,^)	274 Spring St., Newton, NJ 07860	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/24/2025	9.4	9.4	9.7	—%
Ragazza Restaurant Group, Inc. dba Bambolina	(#,^)	288 Derby St., Salem, MA 01970	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/21/2025	11.3	11.3	11.7	—%
Diamond Solutions LLC	(#,^)	7655 E Gelding Drive, Ste B2, Scottsdale, AZ 85260	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	4/21/2025	12.1	12.1	12.5	—%
Giacchino Maritime Consultants Inc	(#,^)	5219 Tamiami Court, Cape Coral, FL 33904	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/17/2025	14.1	14.1	14.6	—%
Sound Coaching Inc	(#,^)	4749 Main St. Ste 3, Bridgeport, CT 06606	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	4/14/2025	27.8	27.8	28.7	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Faramarz Nikourazm dba Car Clinic Center	(#,^)	10707 Shady Trail, Dallas, TX 75220	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/3/2040	67.5	67.5	79.4	0.02%
Mid-South Lumber Co. of Northwest Florida, Inc.	(#,^)	717 W 11th St., Panama City, FL 32402	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/31/2040	392.6	392.6	460.0	0.14%
Copper Beech Financial Group LLC	(#,^)	1223 North Church St., Moorestown, NJ 08057	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	3/30/2025	77.1	77.1	80.5	0.02%
Sunset Marine Resort LLC and GoXpeditions LLC and Lavon Gomes	(#,^)	40 Buzzard Ridge Rd, Sequim, WA 98382	Accommodation	Term Loan	Prime plus 2.75%	3/27/2040	276.3	276.3	326.7	0.10%
Shorr Enterprises Inc dba New Design Furniture Manufacturers	(#,^)	3033 NW 28 St., Lauderdale Lakes, FL 33311	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	3/27/2025	65.7	65.7	68.7	0.02%
Shellhorn and Hill Inc dba Total Fleet Service	(#,^)	501 South Market St, Wilmington, DE 19801	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/27/2040	948.7	948.7	1,111.7	0.35%
Foresite Realty Partners LLC and Foresite Real Estate Holdings LLC	(#,^)	5600 N River Rd #925, Rosemont, IL 60018	Real Estate	Term Loan	Prime plus 2.75%	3/27/2025	763.9	763.9	787.5	0.24%
Joyce Outdoor Advertising NJ LLC and Joyce Outdoor Advertising LLC	(#,^)	800 James Ave, Scranton, PA 18510	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/26/2040	49.4	49.4	58.3	0.02%
Zero-In Media Inc	(#,^)	1123 Broadway Ste 704, New York, NY 10010	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	3/25/2025	13.9	13.9	14.3	—%
Loriet LLC	(#,^)	5001 Vivienda Way, Sarasota, FL 34235	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/24/2025	7.4	7.4	7.6	—%
Jaymie Hazard dba Indigo Hair Studio and Day Spa	(#,^)	2016 Warwick Ave, Warwick, RI 02889	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/20/2040	39.2	39.2	46.1	0.01%
Shelton Incorporated dba Mrs. Winners	(#,^)	4509 N. Henry Blvd., Stockbridge, GA 30281	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/20/2040	103.0	103.0	121.6	0.04%
R & R Security and Investigations Inc dba Pardners Lake Buchanan	(#,^)	15615 State Route 29, Buchanan Dam, TX 78609	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/19/2040	78.1	78.1	92.2	0.03%
MMS Realty, LLC and Molecular MS Diagnostics LLC	(#,^)	1224 Greenwich Ave, Warwick, RI 02886	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/18/2040	147.2	147.2	172.8	0.05%
Royal Crest Motors LLC	(#,^)	769 Amesbury Rd, Haverhill, MA 01830	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/16/2040	83.5	83.5	98.3	0.03%
Luigi's on Main LLC and Luigi's Main Street Pizza Inc	(#,^)	491 Montauk Hwy, Eastport, NY 11941	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/4/2025	6.9	6.9	7.3	—%
Baystate Firearms and Training, LLC	(#)	215 Newbury St., Peabody, MA 01960	Educational Services	Term Loan	Prime plus 2.75%	2/27/2025	36.3	36.3	37.5	0.01%
Pace Motor Lines, Inc.	(#,^)	1425 Honeyspot Rd Extension, Stratford, CT 06615	Truck Transportation	Term Loan	Prime plus 2.75%	2/26/2025	40.0	40.0	41.9	0.01%
Kingseal LLC dba Desoto Health and Rehab Center	(#,^)	475 Nursing Home Drive, Arcadia, FL 34266	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	2/26/2040	1,168.5	1,168.5	1,379.3	0.43%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Nelson Financial Services LLC	(#,^)	20015 N 83rd Place, Scottsdale, AZ 85255	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/24/2025	7.6	7.6	7.8	—%
Kiddie Steps 4 You Inc.	(#,^)	1700 West 63rd St., Chicago, IL 60636	Social Assistance	Term Loan	Prime plus 2.75%	2/19/2040	56.6	56.6	66.5	0.02%
Triangle Trash LLC dba Bin There Dump That	(#,^)	188 Northbend Drive, Youngsville, NC 27596	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	2/18/2025	45.2	45.2	47.1	0.01%
Dean 1021 LLC dba Pure Pita	(#,^)	106 Central Ave, Westfield, NJ 07090	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/29/2025	53.7	53.7	55.7	0.02%
Limameno LLC dba Sal's Italian Ristorante	(#,^)	861 Yamato Rd, Bay #2, Boca Raton, FL 33431	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/23/2025	50.0	50.0	51.8	0.02%
Palmabak Inc dba Mami Nora's	(#,^)	4614 Capital Blvd, Raleigh, NC 27604	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/22/2025	4.6	4.6	4.8	—%
Jung Design Inc	(#,^)	10857 Pine Bluff Drive, Fishers, IN 46037	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/20/2022	3.0	3.0	3.0	—%
Grand Blanc Lanes, Inc. and H, H and H, LLC	(#,^)	5301 S Saginaw Rd, Flint, MI 48507	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/31/2039	121.0	121.0	142.8	0.04%
Evans and Paul LLC	(#,^)	140 Dupont St., Plainview, NY 11803	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/30/2024	145.0	145.0	152.1	0.05%
First Prevention and Dialysis Center, LLC	(#)	17940 NW 27th Ave, Miami Gardens, FL 33056	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/30/2024	176.1	176.1	184.6	0.06%
Bowlerama Inc	(#,^)	3031 New Castle Ave, New Castle, DE 19720	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/24/2039	1,095.8	1,095.8	1,291.5	0.40%
The Lodin Group LLC and Lodin Health Imaging Inc	(#,^)	114-115 Medical Center Ave, Sebring, FL 33870	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/23/2039	482.5	482.5	563.8	0.17%
Thermoplastic Services Inc and Paragon Plastic Sheet, Inc	(#,^)	1700 W 4th St., Dequincy, LA 70633	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	12/23/2039	455.0	455.0	536.2	0.17%
Beale Street Blues Company-West Palm Beach, LLC	(#,^)	550 S Rosemary Ave #236, West Palm Beach, FL 33401	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/22/2024	111.0	111.0	115.1	0.04%
B.S. Ventures LLC dba Dink's Market	(#,^)	48649 Hwy 58, Oakridge, OR 97463	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/19/2039	48.9	48.9	57.6	0.02%
The Jewelers Inc. dba The Jewelers of Las Vegas	(#,^)	2400 Western Ave, Las Vegas, NV 89102	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	12/19/2024	735.5	735.5	757.6	0.24%
Will Zac Management LLC dba Papa John's	(#)	2410 West Jefferson St., Ste B, Joliet, IL 60435	Food Services and Drinking Places	Term Loan	6.25%	12/19/2024	88.5	88.5	86.9	0.03%
MM and M Management Inc dba Pizza Artista	(#,^)	5409 Johnston St., Lafayette, LA 70503	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/19/2025	28.7	28.7	29.8	0.01%
B & W Towing, LLC and Boychucks Fuel LLC	(#,^)	701 Addison Rd, Painted Post, NY 14870	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/17/2039	149.7	149.7	175.4	0.05%
Kemmer LLC and Apples Tree Top Liquors LLC	(#)	1300 S Jackson St., Salem, IN 47167	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/4/2039	129.0	129.0	150.9	0.05%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Teamnewman Enterprises LLC dba Newmans at 988 and John H. Newman	(#,^)	988 Hemlock St., Cannon Beach, OR 97110	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/25/2039	108.2	108.2	127.2	0.04%
Modern Manhattan LLC	(#,^)	250 Park Ave South, New York, NY 10003	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	11/25/2024	128.4	128.4	132.4	0.04%
Legacy Estate Planning Inc dba American Casket Enterprises	(#,^)	2176 Route 119 North, Greensburg, PA 15601	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/21/2024	24.5	24.5	25.2	0.01%
J&D Resources, LLC dba Aqua Science	(#,^)	1923 E. 5th St., Tempe, AZ 85281	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/21/2024	440.8	440.8	454.8	0.14%
DC Real LLC and DC Enterprises LTD dba Lakeview True Value	(#,^)	318 North F St., Lakeview, OR 97630	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/20/2039	108.9	108.9	128.1	0.04%
Heartland American Properties LLC and Skaggs RV Outlet LLC	(#,^)	301 Commerce Drive, Elizabethtown, KY 42701	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/31/2039	434.0	434.0	510.4	0.16%
One Hour Jewelry Repair Inc	(#,^)	6544 Springfield Mall, Springfield, VA 22150	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/14/2024	11.8	11.8	12.2	—%
DNT Storage and Properties LLC	(#,^)	38 Old National Pike, West Alexander, PA 15376	Real Estate	Term Loan	Prime plus 2.75%	10/10/2039	92.2	92.2	108.6	0.03%
Sound Manufacturing Inc	(#,^)	51 Donnelley Rd, Old Saybrook, CT 06475	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/10/2024	107.0	107.0	110.9	0.03%
Doctors Express Management of Central Texas LLC	(#,^)	3614 SW HK Dodgen Loop, Ste F, Temple, TX 76504	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/8/2024	3.7	3.7	3.9	—%
Smith Spinal Care Center P.C. and James C. Smith	(#,^)	1103 Russell Parkway, Warner Robins, GA 31088	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/8/2039	26.0	26.0	30.7	0.01%
Michael Rey Jr. and Lynn J. Williams and GIG Petcare dba Hickory	(#,^)	900 Alpine Rd, Bridgeville, PA 15017	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/3/2039	110.5	110.5	130.1	0.04%
Sumad LLC dba BrightStar Care of Encinitas	(#,^)	680 Fletcher Pkwy, Ste 206, El Cajon, CA 92020	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/2/2024	30.6	30.6	32.0	0.01%
Roccos LLC and Sullo Pantalone Inc dba Rocco's	(#,^)	79 Beach Rd Unit B13-B14, Vineyard Haven, MA 02568	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2039	231.2	231.2	270.9	0.08%
Gordon E Rogers dba Stonehouse Motor Inn	(#,^)	162 Danielson Pike, Foster, RI 02825	Accommodation	Term Loan	Prime plus 2.75%	9/26/2039	52.0	52.0	61.3	0.02%
Andrene's LLC dba Andrene's Caribbean Soul Food Carry Out	(#,^)	308 Kennedy St. NW, Washington, DC 20011	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/23/2024	16.0	16.0	16.4	0.01%
Ryan Crick and Pamela J. Crick and Crick Enterprises Inc	(#,^)	3390 W. Andrew Johnson Hwy, Greeneville, TN 37743	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2039	131.9	131.9	155.2	0.05%
Modern Leather Goods Repair Shop Inc	(#,^)	2 West 32nd St., Ste 401, New York, NY 10001	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2024	32.3	32.3	33.1	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Animal Intrusion Prevention Systems Holding Company, LLC	(#,^)	3330 N Beach St., Fort Worth, TX 76111	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/15/2024	166.7	166.7	172.5	0.05%
Tavern Properties LLC and Wildwood Tavern LLC	(#,^)	6480 West Touhy Ave, Niles, IL 60714	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/15/2039	387.5	387.5	455.0	0.14%
Indy East Smiles Youth Dentistry LLC dba Prime Smile East	(#,^)	5430 E. Washington St., Indianapolis, IN 46219	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/11/2024	357.3	357.3	366.9	0.11%
B&P Diners LLC dba Engine House Restaurant	(#,^)	71 Lafayette St., Unit 1, Salem, MA 01970	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/10/2024	45.4	45.4	46.5	0.01%
Lamjam LLC, Goldsmith Lambros Inc	(#)	7137 Little River Turnpike, Annandale, VA 22003	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	8/27/2024	80.4	80.4	84.0	0.03%
Atlas Auto Body Inc dba Atlas Auto Sales	(#,^)	20 Providence St., West Warwick, RI 02893	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/22/2039	46.5	46.5	54.5	0.02%
Katie Senior Care LLC dba Home Instead Senior Care	(#,^)	222E Eufaula St Ste 220, Norman, OK 73069	Social Assistance	Term Loan	Prime plus 2.75%	8/15/2024	59.6	59.6	61.2	0.02%
Alpha Preparatory Academy LLC	(#,^)	4462 Mink Livsey Rd, Snellville, GA 30039	Social Assistance	Term Loan	Prime plus 2.75%	8/15/2039	131.5	131.5	154.8	0.05%
Hamer Road Auto Salvage, LLC and Scott T. Cook and Nikki J. Cook	(#,^)	10463 Hamer Rd, Georgetown, OH 45121	Motor Vehicle and Parts Dealers	Term Loan	6%	8/8/2039	128.7	128.7	123.1	0.04%
Almost Home Property LLC and Almost Home Daycare LLC	(#,^)	35 Copps Hill Rd, Ridgefield, CT 06877	Social Assistance	Term Loan	Prime plus 2.75%	8/7/2039	674.2	674.2	792.5	0.25%
iFood, Inc. dba Steak N Shake	(#,^)	5900 Duraleigh Rd, Raleigh, NC 27612	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2024	216.6	216.6	225.0	0.07%
575 Columbus Avenue Holding Company, LLC and LA-ZE LLC	(#,^)	575 Columbus Ave, New Haven, CT 06519	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/30/2039	18.5	18.5	21.8	0.01%
Honeyspot Investors LLP and Pace Motor Lines Inc	(#,^)	1425 Honeyspot Rd Ext., Stratford, CT 06615	Truck Transportation	Term Loan	Prime plus 2.75%	7/24/2039	134.9	134.9	158.7	0.05%
Miss Cranston Diner II, LLC and Miss Cranston II Realty LLC	(#,^)	15 Stonebridge, Cranston, RI 02921	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/17/2039	88.2	88.2	103.6	0.03%
Honeyspot Investors LLP and Pace Motor Lines Inc	(#,^)	1425 Honeyspot Rd Ext., Stratford, CT 06615	Truck Transportation	Term Loan	Prime plus 2.75%	6/30/2039	786.8	786.8	932.7	0.29%
iFood, Inc. dba Steak N Shake	(#,^)	2840 E Millbrook Rd, Raleigh, NC 27604	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2039	566.8	566.8	669.7	0.21%
Lisle Lincoln II Limited Partnership dba Lisle Lanes LP	(#,^)	4920 Lincoln Ave Rte 53, Lisle, IL 60532	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/30/2024	53.7	53.7	56.3	0.02%
AMG Holding, LLC and Stetson Automotive, Inc	(#,^)	309 Route 9, Waretown, NJ 08758	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/30/2039	187.0	187.0	221.7	0.07%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
JPM Investments LLC and Carolina Family Foot Care P.A.	(#)	122 N. Main St., Fuquay Varina, NC 27526	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/26/2039	128.4	128.4	151.8	0.05%
Zinger Hardware and General Merchant Inc	(#)	4001 N Lamar Blvd Ste 300, Austin, TX 78756	Building Material and Garden Equipment and Supplies Dealers	Term Loan	7.25%	6/26/2024	41.1	41.1	40.5	0.01%
Nikobella Properties LLC and JPO Inc dba Village Car Wash	(#)	1372 South US Route 12, Fox Lake, IL 60020	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/25/2039	444.1	444.1	525.1	0.16%
Big Sky Plaza LLC and Strickland, Incorporated	(#,^)	1313 West Park St. #1, Livingston, MT 59047	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/20/2039	209.6	209.6	247.9	0.08%
Sico & Walsh Insurance Agency Inc and The AMS Trust	(#)	106 Concord Ave, Belmont, MA 02478	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	6/6/2039	84.9	84.9	100.5	0.03%
Sujata Inc dba Stop N Save Food Mart and Dhruvesh Patel	(#,^)	15637 St Clair Ave, Cleveland, OH 44110	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/3/2024	9.0	9.0	9.3	—%
Long Island Barber Institute Inc	(#,^)	266 Greenwich St., Hempstead, NY 11550	Educational Services	Term Loan	Prime plus 2.75%	6/2/2039	49.8	49.8	58.9	0.02%
Pocono Coated Products, LLC	(#,^)	100 Sweetree St., Cherryville, NC 28021	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/30/2024	12.0	12.0	12.5	—%
Jonesboro Health Food Center LLC	(#,^)	1321 Stone St., Jonesboro, AR 72401	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	5/27/2024	34.0	34.0	35.3	0.01%
Hae M. and Jin S. Park dba Buford Car Wash	(#,^)	1163 Buford Hwy, Sugar Hill, GA 30518	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/15/2039	148.4	148.4	175.3	0.05%
The River Beas LLC and Punam Singh	(#,^)	11704 Centurion Way, Potomac, MD 20854	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/8/2039	81.0	81.0	95.8	0.03%
AS Boyals LLC dba Towne Liquors	(#,^)	117 South Broad St., Woodbury City, NJ 08096	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/29/2039	97.3	97.3	115.2	0.04%
Gerami Realty, LC, Sherrill Universal City Corral, LP	(#,^)	2301 Pat Booker Rd, Universal City, TX 78148	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/23/2027	53.0	53.0	57.0	0.02%
Complete Body & Paint, Inc.	(#,^)	32220 Michigan Ave, Wayne, MI 48184	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/23/2039	18.6	18.6	22.0	0.01%
Island Wide Realty LLC and Long Island Partners, Inc.	(#,^)	201-203-205 West Merrick Rd, Valley Stream, NY 11580	Real Estate	Term Loan	Prime plus 2.75%	4/22/2039	92.8	92.8	109.8	0.03%
Wilshire Media Systems Inc	(#,^)	2649 Townsgate Rd #500, Westlake Village, CA 91361	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/17/2024	96.9	96.9	100.8	0.03%
1899 Tavern & Tap LLC and Ale House Tavern & Tap LLC	(#,^)	1899 State Route 35, South Amboy, NJ 08879	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/9/2039	100.2	100.2	118.6	0.04%
Dantanna's Tavern LLC	(#,^)	6615 Roswell Rd NE #30, Sandy Springs, GA 30328	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2024	87.4	87.4	91.3	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Little People's Village II LLC and Iliopoulos Realty LLC	(#,^)	6522 Haverford Ave, Philadelphia, PA 19151	Social Assistance	Term Loan	Prime plus 2.75%	3/31/2039	82.6	82.6	97.5	0.03%
Eagle Aggregate Transportation, LLC and Eagle Pneumatic Transport LLC	(#,^)	4401 N I-35 #113, Denton, TX 76207	Truck Transportation	Term Loan	Prime plus 2.75%	3/31/2024	365.0	365.0	381.5	0.12%
Little People's Village II LLC and Iliopoulos Realty LLC	(#,^)	6522 Haverford Ave, Philadelphia, PA 19151	Social Assistance	Term Loan	Prime plus 2.75%	3/31/2039	91.1	91.1	107.6	0.03%
Kemmer, LLC and Pitts Package Store, Inc.	(#,^)	201 S. Main St., Salem, IN 47167	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/31/2039	105.3	105.3	124.2	0.04%
Hodges Properties LLC and Echelon Enterprises Inc dba Treads Bicycle	(#,^)	16701 E. Iliff Ave, Aurora, CO 80013	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	3/31/2039	400.6	400.6	473.9	0.15%
636 South Center Holdings, LLC and New Mansfield Brass and Aluminum	(#)	636 South Center St., New Washington, OH 44854	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	3/20/2039	71.8	71.8	84.8	0.03%
Cormac Enterprises and Wyoming Valley Beverage Incorporated	(#,^)	63 S Wyoming Ave, Edwardsville, PA 18704	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/20/2039	98.9	98.9	116.8	0.04%
Kinisi, Inc. dba The River North UPS Store	(#,^)	301 West Grand Ave, Chicago, IL 60654	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/18/2024	5.8	5.8	6.0	—%
Tortilla King, Inc.	(#,^)	249 23rd Ave, Moundridge, KS 67107	Food Manufacturing	Term Loan	Prime plus 2.75%	3/14/2029	770.6	770.6	840.4	0.26%
Tortilla King Inc.	(#,^)	249 23rd Ave, Moundridge, KS 67107	Food Manufacturing	Term Loan	Prime plus 2.75%	3/14/2039	41.3	41.3	48.8	0.02%
R & R Boyal LLC dba Cap N Cat Clam Bar and Little Ease Tavern	(#,^)	3111 & 3135 Delsea Drive, Franklinville, NJ 08322	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/28/2039	371.8	371.8	438.7	0.14%
Faith Memorial Chapel LLC	(#,^)	600 9th Ave North, Bessemer, AL 35020	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2039	190.8	190.8	225.0	0.07%
952 Boston Post Road Realty, LLC and HNA LLC dba Styles International	(#,^)	952 Boston Post Rd, Milford, CT 06460	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2039	184.2	184.2	217.3	0.07%
Summit Beverage Group LLC	(#,^)	211 Washington Ave, Marion, VA 24354	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	2/28/2024	177.7	177.7	185.2	0.06%
96 Mill Street LLC, Central Pizza LLC and Jason Bikakis George Bikaki	(#,^)	96 Mill St., Berlin, CT 06037	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/12/2039	126.8	126.8	149.8	0.05%
JWB Industries, Inc. dba Carteret Die Casting	(#,^)	74 Veronica Ave, Somerset, NJ 08875	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	2/11/2024	141.9	141.9	147.3	0.05%
986 Dixwell Avenue Holding Company, LLC and Mughali Foods, LLC	(#,^)	986 Dixwell Ave, Hamden, CT 06510	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/7/2039	88.6	88.6	104.6	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Sarah Sibadan dba Sibadan Agency	(#,^)	102-05 101st Ave, Ozone Park, NY 11416	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	1/27/2039	114.9	114.9	135.7	0.04%
Icore Enterprises Inc dba Air Flow Filters Inc	(#,^)	151 W 24th St, Hialeah, FL 33010	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	1/15/2024	10.8	10.8	11.3	—%
Nutmeg North Associates LLC, Steeltech Building Products Inc	(#,^)	636 Nutmeg Rd North, South Windsor, CT 06074	Construction of Buildings	Term Loan	Prime plus 2.75%	12/31/2038	812.1	812.1	957.6	0.30%
KK International Trading Corporation	(#,^)	219 Lafayette Drive, Syosset, NY 11791	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/23/2028	136.4	136.4	148.7	0.05%
Kurtis Sniezek dba Wolfe's Foreign Auto	(#,^)	712 5th St., New Brighton, PA 15066	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/20/2038	78.7	78.7	92.9	0.03%
TAK Properties LLC and Kinderland Inc	(#,^)	1157 Commerce Ave, Longview, WA 98632	Social Assistance	Term Loan	Prime plus 2.75%	12/18/2038	359.0	359.0	422.8	0.13%
TOL LLC dba Wild Birds Unlimited	(#,^)	320 W. Main St., Avon, CT 06001	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	12/13/2023	9.1	9.1	9.4	—%
920 CHR Realty LLC, V. Garofalo Carting Inc	(#,^)	920 Crooked Hill, Brentwood, NY 11717	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	12/10/2038	370.3	370.3	436.8	0.14%
DKB Transport Corp	(#,^)	555 Water Works Rd, Old Bridge, NJ 08857	Truck Transportation	Term Loan	Prime plus 2.75%	12/5/2038	123.0	123.0	145.0	0.04%
Firm Foundations Inc David S Gaitan Jr and Christopher K Daigle	(#,^)	1455 S Richland Creek Rd, Sugar HIll, GA 30518	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/3/2038	92.4	92.4	108.6	0.03%
Spectrum Development LLC and Solvit Inc & Solvit North, Inc	(#,^)	65 Farmington Valley Drive, Plainville, CT 06062	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/2/2023	190.0	190.0	196.9	0.06%
BVIP Limousine Service LTD	(#,^)	887 W Liberty, Medina, OH 44256	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	11/27/2038	67.6	67.6	79.7	0.02%
AcuCall LLC	(#,^)	824 U.S Hwy 1, Ste 335, North Palm Beach, FL 33408	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/21/2023	7.4	7.4	7.6	—%
Kids in Motion of Springfield LLC dba The Little Gym of Springfield IL	(#,^)	3039-3043 Hedley, Springfield, IL 62704	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/18/2023	22.3	22.3	23.1	0.01%
Yousef Khatib dba Y&M Enterprises	(#,^)	671 E. Cooley Drive, Unit 114, Colton, CA 92324	Wholesale Electronic Markets and Agents and Brokers	Term Loan	Prime plus 2.75%	11/15/2023	36.0	36.0	37.3	0.01%
Howell Gun Works LLC	(#,^)	2446 Route 9, Howell, NJ 07731	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	11/14/2023	2.2	2.2	2.3	—%
Polpo Realty, LLC, Polpo Restaurant, LLC	(#,^)	554 Old Post Rd #3, Greenwich, CT 06830	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/6/2038	55.6	55.6	65.6	0.02%
1 North Restaurant Corp dba 1 North Steakhouse	(#,^)	322 W. Montauk Hwy, Hampton Bays, NY 11946	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/31/2038	187.7	187.7	221.4	0.07%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Master CNC Inc & Master Properties LLC	(#,^)	11825 29 Mile Rd, Washington, MI 48095	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2038	526.2	526.2	619.0	0.19%
Janice B. McShan and The Metropolitan Day School, LLC	(#,^)	2817 Lomb Ave, Birmingham, AL 35208	Social Assistance	Term Loan	Prime plus 2.75%	10/31/2023	20.5	20.5	21.3	0.01%
Mid-Land Sheet Metal Inc	(#,^)	125 E Fesler St., Santa Maria, CA 93454	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/31/2038	121.4	121.4	143.1	0.04%
Greenbrier Technical Services, Inc	(#,^)	407 E. Edgar Ave, Ronceverte, WV 24970	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/24/2023	97.2	97.2	101.0	0.03%
Clairvoyant Realty Corp. and Napoli Marble & Granite Design, Ltd	(#,^)	77 Mill Rd, Freeport, NY 11520	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/24/2038	130.7	130.7	154.1	0.05%
First Steps Real Estate Company, LLC and First Steps Preschool	(#,^)	104 McCoy St., Milford, DE 19963	Social Assistance	Term Loan	Prime plus 2.75%	9/30/2038	85.8	85.8	101.0	0.03%
Cencon Properties LLC and Central Connecticut Warehousing Company	(#,^)	37 Commons Court, Waterbury, CT 06704	Warehousing and Storage	Term Loan	Prime plus 2.75%	9/30/2038	303.4	303.4	357.9	0.11%
Discount Wheel and Tire of Broken Bow Inc	(#,^)	1202 S Park Drive, Broken Bow, OK 74728	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/30/2038	196.7	196.7	231.7	0.07%
Lenoir Business Partners LLC LP Industries, Inc dba Childforms	(#,^)	2040 Norwood, Lenoir, NC 28645	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	260.1	260.1	306.6	0.10%
LP Industries, Inc dba Childforms	(#,^)	110 Charleston Dr. Ste 105, Morresville, NC 28117	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	106.0	106.0	125.0	0.04%
Mitchellville Family Dentistry, Dr. Octavia Simkins-Wiseman DDS PC	(#,^)	12150 Annapolis Rd, Ste 301, Glenn Dale, MD 20769	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/27/2038	294.6	294.6	347.2	0.11%
Gabrielle Realty, LLC	(#,^)	242 Sheep Davis Rd, Concord, NH 03301	Gasoline Stations	Term Loan	Prime plus 2.75%	9/27/2038	666.2	666.2	784.2	0.24%
Eastside Soccer Dome, Inc .	(#,^)	11919 S Ave O, Chicago, IL 60617	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2038	407.8	407.8	481.0	0.15%
Anthony C Dinoto and Susan S P Dinoto and Anthony C Dinoto Funeral	(#,^)	17 Pearl St., Mystic, CT 06355	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/26/2038	87.9	87.9	103.7	0.03%
Southeast Chicago Soccer, Inc.	(#,^)	10232 S Ave N, Chicago, IL 60617	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2038	45.0	45.0	53.1	0.02%
Kiddie Steps 4 You Inc.	(#,^)	1700 West 63rd St., Chicago, IL 60636	Social Assistance	Term Loan	Prime plus 2.75%	9/25/2038	80.0	80.0	93.9	0.03%
Diamond Memorials Incorporated	(#,^)	800 Broad St., Clifton, NJ 07013	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/25/2023	2.7	2.7	2.8	—%
Serious-Fun in Alpharetta, LLC dba The Little Gym of Alpharetta	(#,^)	11585 Jones Bridge Rd, Ste 4G, Johns Creek, GA 30022	Educational Services	Term Loan	Prime plus 2.75%	9/20/2023	21.5	21.5	22.2	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Faith Memorial Chapel LLC	(#,^)	600 9th Ave N, Bessemer, AL 35020	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/20/2038	236.1	236.1	277.5	0.09%
Maynard Enterprises Inc dba Fastsigns of Texarkana	(#,^)	3735 Mall Drive, Texarkana, TX 75501	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/18/2023	7.5	7.5	7.8	—%
Grafio Inc dba Omega Learning Center-Acworth	(#,^)	5330 Brookstone Drive, Ste 320, Acworth, GA 30101	Educational Services	Term Loan	Prime plus 2.75%	9/13/2023	76.7	76.7	79.3	0.02%
The Berlerro Group, LLC dba Sky Zone	(#,^)	111 Rodeo Drive, Edgewood, NY 11717	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/12/2023	199.3	199.3	206.0	0.06%
Sound Manufacturing Inc	(#,^)	51 Donnelley Rd, Old Saybrook, CT 06475	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/12/2028	38.4	38.4	41.7	0.01%
Prospect Kids Academy Inc	(#,^)	532 St Johns Place, Brooklyn, NY 11238	Educational Services	Term Loan	Prime plus 2.75%	9/11/2038	109.3	109.3	128.6	0.04%
Alma J. and William R. Walton and Almas Child Day Care Center	(#,^)	2909 W 63rd St., Chicago, IL 60629	Social Assistance	Term Loan	8%	9/11/2038	35.1	35.1	33.6	0.01%
B for Brunette dba Blo	(#,^)	50 Glen Cove Rd, Greenvale, NY 11548	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/10/2023	25.0	25.0	25.8	0.01%
Schmaltz Holdings, LLC and Schmaltz Operations, LLC	(#,^)	3408 Castle Rock Farm Rd, Pittsboro, NC 27312	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/4/2038	195.9	195.9	230.0	0.07%
IlOKA Inc dba Microtech Tel and NewCloud Networks	(#,^)	160 Inverness Dr W Ste 100, Englewood, CO 80112	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/30/2023	294.8	294.8	304.8	0.09%
ACI Northwest Inc.	(#,^)	6600 N Government Way, Coeur D Alene, ID 83815	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	8/30/2023	245.8	245.8	254.9	0.08%
Gulfport Academy Child Care and Learning Center, Inc. and Jennifer	(#,^)	15150 Evans St., Gulfport, MS 39503	Social Assistance	Term Loan	Prime plus 2.75%	8/30/2023	19.6	19.6	20.3	0.01%
Ramard Inc and Advanced Health Sciences Inc	(#,^)	4561 Ironworks Pike, Ste 161, Lexington, KY 40511	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/28/2023	85.1	85.1	87.7	0.03%
RM Hawkins LLC dba Pure Water Tech West and Robert M Hawkins	(#,^)	1815 De Paul St., Colorado Springs, CO 80909	Nonstore Retailers	Term Loan	Prime plus 2.75%	8/26/2023	36.4	36.4	37.7	0.01%
JSIL LLC dba Blackstones Hairdressing	(#,^)	19 East 7th St., New York, NY 10003	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/16/2023	8.7	8.7	9.0	—%
Caribbean Concepts, Inc. dba Quick Bleach	(#,^)	120 East 56th St., Ste 730, New York, NY 10022	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/12/2023	10.1	10.1	10.5	—%
Daniel W and Erin H Gordon and Silver Lining Stables CT, LLC	(#,^)	38 Carmen Lane, Monroe, CT 06468	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/24/2023	5.3	5.3	5.5	—%
Angkor Restaurant Inc	(#,^)	10 Traverse St., Providence, RI 02903	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/19/2038	81.4	81.4	95.9	0.03%
Tri County Heating and Cooling Inc.	(#,^)	509 East Park St., Livingston, MT 59047	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2023	39.1	39.1	40.5	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Harbor Ventilation Inc and Estes Investment, LLC	(#,^)	509 East Park St., Livingston, MT 59047	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2038	2.1	2.1	2.4	—%
Morning Star Trucking LLC and Morning Star Equipment and Leasing LLC	(#,^)	1 Poppy Ave, Neptune, NJ 07753	Truck Transportation	Term Loan	Prime plus 2.75%	7/17/2023	23.9	23.9	24.6	0.01%
Maxiflex LLC	(#,^)	512 Verret St., New Orleans, LA 70114	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/28/2023	19.5	19.5	20.2	0.01%
GIA Realty LLC and VRAJ GIA LLC dba Lakeview Laundromat	(#,^)	411 Sharp St., Millville, NJ 08332	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/28/2038	85.0	85.0	100.5	0.03%
2161 Highway 6 Trail, LLC, R. H. Hummer JR., Inc.	(#,^)	2141 P Ave, Williamsburg, IA 52361	Truck Transportation	Term Loan	Prime plus 2.75%	6/19/2026	398.3	398.3	425.4	0.13%
Blakeslee Arpaia Chapman, Inc. dba Blakeslee Industrial Services	(#,^)	200 North Branford Rd, Branford, CT 06405	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	6/18/2028	601.8	601.8	654.9	0.20%
KDP LLC and KDP Investment Advisors, Inc and KDP Asset Management, Inc	(#,^)	24 Elm St., Montpelier, VT 05602	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/14/2023	149.7	149.7	155.0	0.05%
Elite Structures Inc	(#,^)	401 Old Quitman Rd, Adel, GA 31620	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/12/2038	777.1	777.1	916.8	0.28%
Absolute Desire LLC and Mark H. Szierer Sophisticated Smile	(#,^)	85 Reaville Ave, Flemington, NJ 08822	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/5/2038	164.7	164.7	194.3	0.06%
Gregory P Jellenek OD and Associates PC dba Gregory P Jellenek OD	(#,^)	4640 Monticello Ave, Ste 8A, Williamsburg, VA 23188	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/28/2023	26.7	26.7	27.7	0.01%
Ryan D. Thornton and Thornton & Associates LLC	(#,^)	800 Bethel St., Ste 200, Honolulu, HI 96813	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	5/24/2023	21.3	21.3	22.1	0.01%
Peanut Butter & Co., Inc.	(#,^)	250 West 54th St., New York, NY 10019	Food Manufacturing	Term Loan	Prime plus 2.75%	4/30/2023	41.5	41.5	42.9	0.01%
1258 Hartford TPKE, LLC and Phelps and Sons, Inc	(#,^)	1258 Hartford Turnpike, Vernon, CT 06066	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/29/2038	108.0	108.0	127.4	0.04%
A & M Commerce, Inc. dba Cranberry Sunoco	(#,^)	398 Baltimore Blvd, Westminster, MD 21157	Gasoline Stations	Term Loan	Prime plus 2.75%	3/27/2038	286.1	286.1	337.0	0.10%
Xela Pack, Inc. and Aliseo and Catherine Gentile	(#,^)	8300 Boettner Rd, Saline, MI 48176	Paper Manufacturing	Term Loan	Prime plus 2.75%	3/27/2028	187.9	187.9	204.1	0.06%
American Diagnostic Imaging, Inc. dba St. Joseph Imaging Center	(#,^)	3937 Sherman Ave, Saint Joseph, MO 64506	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/25/2038	465.9	465.9	548.7	0.17%
Michael A.and HeatherR. Welsch dba Art & FrameEtc.	(#,^)	2819 West T C Jester Blvd., Houston, TX 77018	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/22/2038	58.5	58.5	68.9	0.02%
Truth Technologies Inc dba Truth Technologies Inc.	(#,^)	2341 Cheshire Lane, Naples, FL 34109	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/21/2023	35.2	35.2	36.3	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Sound Manufacturing, Inc. and Monster Power Equipment Inc.	(#,^)	51 Donnelley Rd, Old Saybrook, CT 06475	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/15/2023	199.4	199.4	206.1	0.06%
Golden Gate Lodging LLC	(#,^)	432 Margaret St.,, Plattsburgh, NY 12901	Accommodation	Term Loan	Prime plus 2.75%	3/12/2038	99.7	99.7	117.5	0.04%
Bakhtar Group LLC dba Malmaison	(#,^)	3401 K St. NW, Washington, DC 20007	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2023	38.2	38.2	39.4	0.01%
Osceola River Mill, LLC, Ironman Machine, Inc.	(#,^)	27 Hungerford St., Pittsfield, MA 01201	Machinery Manufacturing	Term Loan	Prime plus 2.75%	2/20/2038	74.6	74.6	87.8	0.03%
Java Warung, LLC	(#,^)	1915 N Richmond St., Appleton, WI 54911	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/19/2038	44.2	44.2	52.0	0.02%
Retain Loyalty LLC	(#,^)	1250 Sanders Ave SW, Massillon, OH 44647	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	2/15/2038	93.7	93.7	110.4	0.03%
North Country Transport, LLC	(#,^)	10 LaCrosse St., Ste 14, Hudson Falls, NY 12839	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	2/6/2023	6.1	6.1	6.3	—%
Sherill Universal City dba Golden Corral LP	(#,^)	2301 Pat Booker Rd, Universal City, TX 78148	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/28/2038	381.4	381.4	449.4	0.14%
Macho LLC, Madelaine Chocolate Novelties Inc	(#,^)	96-03 Beach Channel Drive, Rockaway Beach, NY 11693	Food Manufacturing	Term Loan	Prime plus 2.75%	12/31/2037	432.4	432.4	509.5	0.16%
Babie Bunnie Enterprises Inc dba Triangle Mothercare	(#,^)	8516 Swarthmore Drive, Raleigh, NC 27615	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/28/2027	27.5	27.5	29.8	0.01%
Polpo Realty LLC & Polpo Restaurant LLC	(#,^)	554 Old Post Rd #3, Greenwich, CT 06830	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/27/2037	450.8	450.8	531.2	0.16%
Martin L Hopp, MD PHD A Medical Corp dba Tower ENT	(#,^)	8631 West Third St, 440 E &, Los Angeles, CA 90048	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2022	25.1	25.1	25.9	0.01%
Cheryle A Baptiste and Cheryle Baptiste DDS PLLC	(#,^)	4839 Wisconsin Ave NW Ste 2, Washington, DC 20016	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/30/2037	251.6	251.6	295.9	0.09%
Daniel Gordon and Erin Gordon and Silver Lining Stables CT, LLC	(#,^)	38 Carmen Lane, Monroe, CT 06468	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	11/28/2037	196.5	196.5	231.1	0.07%
Richmond Hill Mini Market, LLC	(#,^)	101 Richmond Hill Ave, Stamford, CT 06902	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/27/2037	158.9	158.9	186.8	0.06%
D&L Rescources, Inc. dba The UPS Store	(#,^)	8930 State Rd # 84, Davie, FL 33324	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	11/27/2022	3.6	3.6	3.7	—%
DRV Enterprise, Inc. dba Cici's Pizza # 339	(#,^)	5771 East Fowler Ave, Temple Terrace, FL 33617	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/26/2022	22.5	22.5	23.1	0.01%
U & A Food and Fuel, Inc. dba Express Gas & Food Mart	(#,^)	1345 Wampanoag Trail, East Providence, RI 02915	Gasoline Stations	Term Loan	Prime plus 2.75%	11/21/2037	82.6	82.6	97.2	0.03%
Pioneer Windows Manufacturing Corp, Pioneer Windows	(#,^)	15 Frederick Place, Hicksville, NY 11801	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	11/21/2022	100.5	100.5	103.5	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
R & J Petroleum LLC, Manar USA, Inc.	(#,^)	305 Quincy Shore Drive, Quincy, MA 02107	Gasoline Stations	Term Loan	Prime plus 2.75%	11/20/2037	154.4	154.4	181.6	0.06%
St Judes Physical Therapy P.C.	(#,^)	7712 Fourth Ave, Brooklyn, NY 11209	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/19/2022	7.7	7.7	7.9	—%
Hi-Def Imaging, Inc. dba SpeedPro Imaging	(#,^)	3580 Progress Drive, Unit Q, Bensalem, PA 19020	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/9/2022	8.2	8.2	8.5	—%
Reidville Hydraulics Mfg Inc dba Summit	(#,^)	175 Industrial Lane, Torrington, CT 06790	Machinery Manufacturing	Term Loan	Prime plus 2.75%	11/2/2037	228.3	228.3	268.3	0.08%
Big Apple Entertainment Partners, LLC d/b/a Ripley's Believe It or Not	(#,^)	234 West 42nd St., New York, NY 10036	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/26/2022	66.6	66.6	68.6	0.02%
University Park Retreat, LLC dba Massage Heights	(#,^)	5275 University Parkway # 110, Bradenton, FL 34201	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/27/2022	26.7	26.7	27.5	0.01%
O'Rourkes Diner LLC dba O'Rourke's Diner	(#,^)	728 Main St., Middletown, CT 06457	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/19/2037	55.9	55.9	65.6	0.02%
AJK Enterprise LLC dba AJK Enterprise LLC	(#)	1901 Naylor Rd, SE, Washington, DC 20020	Truck Transportation	Term Loan	Prime plus 2.75%	8/27/2022	5.5	5.5	5.6	—%
Suncoast Aluminum Furniture, Inc	(#,^)	6291 Thomas Rd, Fort Myers, FL 33912	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	8/17/2037	306.7	306.7	360.1	0.11%
Hofgard & Co., Inc. dba HofgardBenefits	(#,^)	400 S McCaslin Blvd Ste 201, Louisville, CO 80027	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/27/2022	35.7	35.7	36.6	0.01%
Georgia Safe Sidewalks LLC	(#,^)	1740 Wheatstone Drive, Grayson, GA 30017	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/27/2022	4.9	4.9	5.1	—%
Central Tire, Inc. dba Cooper Tire & Auto Services	(#,^)	1111 S Tillotson Ave, Muncie, IN 47304	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/29/2037	244.1	244.1	286.9	0.09%
KIND-ER-ZZ Inc dba Kidville	(#,^)	30 Maple St., Summit, NJ 07901	Educational Services	Term Loan	Prime plus 2.75%	6/15/2022	16.0	16.0	16.4	0.01%
Graphish Studio, Inc. and Scott Fishoff	(#,^)	231 Main St., Stanford, CT 06901	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/14/2022	6.4	6.4	6.6	—%
ALF, LLC, Mulit-Service Eagle Tires	(#,^)	1985 B St., Colorado Springs, CO 80906	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	5/31/2037	53.1	53.1	62.2	0.02%
Tracey Vita-Morris dba Tracey Vita's School of Dance	(#,^)	4181 9th Ave West, Bradenton, FL 34025	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	5/10/2022	7.1	7.1	7.2	—%
Tanner Optical, Inc. dba Murphy Eye Care	(#,^)	305 Shirley Ave, Douglas, GA 31533	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/27/2022	2.4	2.4	2.5	—%
Access Staffing, LLC	(#,^)	360 Lexington Ave, 8th Fl, New York, NY 10017	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/30/2022	59.1	59.1	60.5	0.02%
Manuel P. Barrera and Accura Electrical Contractor, Inc.	(#,^)	6187 NW 167th St. Unit H3, Miami, FL 33015	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/23/2028	66.7	66.7	72.4	0.02%
DC Realty, LLC dba FOGO Data Centers	(#)	340 Tom Reeve Drive, Carrolton, GA 30117	Professional, Scientific, and Technical Services	Term Loan	6.25%	3/23/2022	449.7	449.7	445.3	0.14%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
DC Realty, LLC dba FOGO Data Centers	(#)	340 Tom Reeve Drive, Carrolton, GA 30117	Professional, Scientific, and Technical Services	Term Loan	6%	3/23/2037	2,623.4	2,623.4	2,519.4	0.78%
Shweiki Media, Inc. dba Study Breaks Magazine	(#,^)	4954 Space Center Drive, San Antonio, TX 78218	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/22/2027	724.9	724.9	780.1	0.24%
ATI Jet, Inc.	(#)	7007 Boeing Drive, El Paso, TX 79925	Air Transportation	Term Loan	Prime plus 2.75%	12/28/2026	532.8	532.8	572.0	0.18%
J. Kinderman & Sons, Inc. dba Brite Star Manufacturing Company	(#,^)	2900 South 20th St., Philadelphia, PA 19145	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/22/2036	343.8	343.8	401.9	0.12%
K's Salon, LLC d/b/a K's Salon	(#,^)	162 West 84th St., New York, NY 10024	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/20/2021	19.5	19.5	19.9	0.01%
15 Frederick Place LLC & Pioneer Windows Holdings Inc & Subs	(#,^)	15 Frederick Place, Hicksville, NY 11801	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/16/2021	63.7	63.7	65.0	0.02%
Taylor Transport, Inc	(#,^)	1708 HWY 113 SW, CARTERSVILLE, GA 30120	Truck Transportation	Term Loan	Prime plus 2.75%	12/8/2021	64.2	64.2	65.6	0.02%
K9 Bytes, Inc & Epazz, Inc dba K9 Bytes, Inc	(#)	325 N. Milwaukee Ave, Ste G1, Wheeling, IL 60090	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	10/26/2021	17.1	17.1	17.5	0.01%
28 Cornelia Street Properties, LLC and Zouk, Ltd.dba Palma	(#,^)	28-28 1/2 Cornelia St., New York, NY 10014	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/25/2021	5.3	5.3	5.4	—%
39581 Garfield, LLC and Tri County Neurological Associates, P.C.	(#,^)	39581 Garfield Rd, Clinton Township, MI 48038	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2036	68.3	68.3	79.8	0.02%
Robert E. Caves, Sr. and American Plank dba Caves Enterprises	(#,^)	40515 Pumpkin Center Rd, Hammond, LA 70403	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/30/2021	69.0	69.0	70.5	0.02%
39581 Garfield, LLC and Tricounty Neurological Associates, P.C.	(#,^)	39581 Garfield Rd, Clinton Township, MI 48038	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2036	23.2	23.2	27.1	0.01%
Big Apple Entertainment Partners, LLC dba Ripley's Believe it or Not	(#,^)	234 West 42nd St., New York, NY 10036	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2021	239.7	239.7	244.1	0.08%
Michael S. Decker & Janet Decker dba The Hen House Cafe	(#)	401 Caribou St., Simla, CO 80835	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/30/2036	13.8	13.8	16.2	0.01%
Trademark Equipment Company Inc and David A. Daniel	(#,^)	5690 Pine Lane Circle, Bessemer, AL 35022	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	8/19/2036	109.9	109.9	128.3	0.04%
Valiev Ballet Academy, Inc	(#,^)	635 - 637 Londonderry Lane, Denton, TX 76205	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	8/12/2036	34.9	34.9	40.7	0.01%
LaHoBa, LLC d/b/a Papa John's	(#,^)	3001 Pontchartrain Drive, Slidell, LA 70458	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/3/2036	63.3	63.3	73.9	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Lavertue Properties LLP dba Lavertue Properties	(#,^)	24 Wakefield St., Rochester, NH 13867	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/29/2036	36.7	36.7	42.9	0.01%
Lisle Lincoln II Limited Partnership dba Lisle Lanes LP	(#,^)	4920 Lincoln Ave Rte 53, Lisle, IL 60532	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/29/2036	287.3	287.3	335.4	0.10%
Peanut Butter & Co., Inc. d/b/a Peanut Butter & Co.	(#,^)	1790 Broadway Ste 716, New York, NY 10019	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/3/2021	8.9	8.9	9.0	—%
Modern on the Mile, LLC dba Ligne Roset	(#,^)	162 N. 3rd St., Philadelphia, PA 19106	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	5/25/2021	39.0	39.0	39.7	0.01%
Profile Performance, Inc. and Eidak Real Estate, L.L.C.	(#,^)	44600 Michigan Ave, Canton, MI 48188	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/20/2036	103.5	103.5	120.7	0.04%
Northwind Outdoor Recreation, Inc. dba Red Rock Wilderness Store	(#,^)	2267 Fernberg Trail, Ely, MN 55731	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/18/2036	113.8	113.8	132.7	0.04%
Michael S. Korfe dba North Valley Auto Repair	(#,^)	7516 B 2nd St., NW, Albuquerque, NM 87107	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/24/2036	12.5	12.5	14.6	—%
Actknowledge,Inc dba Actknowledge	(#,^)	365 Fifth Ave, New York, NY 10016	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/21/2021	9.9	9.9	10.1	—%
Stephen Frank, Patricia Frank and Suds Express LLC	(#,^)	520 E. 8th St., Anderson, IN 46012	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/25/2023	20.6	20.6	21.3	0.01%
SuzyQue’s LLC dba Suzy Que’s	(#,^)	34 South Valley Rd, West Orange, NJ 07052	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/11/2036	49.4	49.4	57.4	0.02%
Little People’s Village, LLC dba Little People’s Village	(#,^)	904 North 66th St., Philadelphia, PA 19151	Social Assistance	Term Loan	Prime plus 2.75%	1/31/2036	25.0	25.0	29.1	0.01%
Seagate Group Holdings, Inc. dba Seagate Logistics, Inc.	(#,^)	64-68 North Central Ave, Valley Stream, NY 11580	Support Activities for Transportation	Term Loan	Prime plus 2.75%	1/28/2036	91.3	91.3	106.2	0.03%
Shree OM Lodging, LLC dba Royal Inn	(#,^)	2030 W Northwest Hwy, Dallas, TX 75220	Accommodation	Term Loan	Prime plus 2.75%	12/17/2035	22.2	22.2	25.8	0.01%
Lodin Medical Imaging, LLC dba Watson Imaging Center	(#,^)	3915 Watson Rd, St. Louis, MO 63109	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/1/2020	9.2	9.2	9.3	—%
Robert F. Schuler and Lori A. Schuler dba Bob’s Service Center	(#,^)	2879 Limekiln Pike, Glenside, PA 19038	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/30/2035	27.2	27.2	31.6	0.01%
Elan Realty, LLC and Albert Basse Asociates, Inc.	(#,^)	175 Campanelli Park Way, Stroughton, MA 02072	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	9/30/2035	180.6	180.6	209.6	0.07%
K9 Bytes, Inc & Epazz, Inc	(#)	325 N. Milwaukee Ave, Ste G1, Wheeling, IL 60090	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	9/30/2020	2.8	2.8	2.8	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Success Express,Inc. dba Success Express	(#,^)	550 Eighth Ave, New York, NY 10018	Couriers and Messengers	Term Loan	Prime plus 2.75%	9/29/2020	8.4	8.4	8.5	—%
Modern Manhattan, LLC	(#,^)	162 N 3rd St., Philadelphia, PA 19106	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	9/20/2020	22.4	22.4	22.6	0.01%
Dirk's Trucking, L.L.C. dba Dirk's Trucking	(#)	1041 John D Hebert Rd, Breaux Bridge, LA 70517	Truck Transportation	Term Loan	Prime plus 2.75%	9/17/2020	2.3	2.3	2.4	—%
Rudy & Louise Chavez dba Clyde's Auto and Furniture Upholstery	(#,^)	2320 2nd St., Albuquerque, NM 87107	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/2/2035	39.8	39.8	46.1	0.01%
Newsome Trucking Inc and Kevin Newsome	(#,^)	2262 HWY 53W, Jasper, GA 30143	Truck Transportation	Term Loan	Prime plus 2.75%	9/2/2035	197.5	197.5	228.9	0.07%
Members Only Software, Inc	(#,^)	1250 Connecticut Ave NW 200, Washington, DC 20036	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/30/2020	3.6	3.6	3.6	—%
ActKnowledge,Inc dba ActKnowledge	(#,^)	365 Fifth Ave, New York, NY 10016	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/30/2020	3.9	3.9	3.9	—%
I-90 RV & Auto Supercenter	(#,^)	4505 South I-90 Service Rd, Rapid City, SD 57703	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/29/2035	58.9	58.9	68.3	0.02%
Zouk, Ltd. dba Palma	(#,^)	28 Cornelia St., New York, NY 10014	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/25/2020	2.4	2.4	2.5	—%
Tanner Optical Inc. dba Murphy Eye Care	(#,^)	305 Shirley Ave, Douglas, GA 31533	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/22/2035	74.7	74.7	86.3	0.03%
ValleyStar, Inc. dba BrightStar Healthcare	(#)	5900 Sepulveda Blvd, Van Nuys, CA 91411	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2020	0.4	0.4	0.4	—%
New Economic Methods LLC dba Rita's	(#)	1014 H St. NE, Washington, DC 20002	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2020	0.2	0.2	0.2	—%
Lahoba,LLC dba Papa John's Pizza	(#,^)	620 W. Judge Perez Drive, Chalmette, LA 70163	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/30/2034	33.0	33.0	38.1	0.01%
Animal Intrusion Prevention Systems Holding Company, LLC	(#,^)	3330 North Beach St., Haltom City, TX 76111	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/29/2024	20.7	20.7	21.6	0.01%
KMC RE, LLC & B&B Kennels	(#,^)	6004 City Park Rd, Austin, TX 78730	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/19/2034	45.0	45.0	51.9	0.02%
ROVER REPAIRS	(#,^)	301 Macdade Blvd, COLLINGDALE, PA 19023	Repair and Maintenance	Term Loan	Prime plus 2.5%	11/28/2029	45.5	45.5	49.7	0.02%
The Alba Financial Group, Inc.	(#,^)	1420 Spring Hill Rd, McLain, VA 22102	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	6%	3/10/2021	3.8	3.8	3.8	—%
D & D's Divine Beauty School of Esther, LLC	(#,^)	5524 Germantown Ave, Philadelphia, PA 19144	Educational Services	Term Loan	6%	8/1/2031	44.0	44.0	42.6	0.01%
Bliss Coffee and Wine Bar, LLC	(#)	1402-A Handlir Drive, Bel Air, MD 21015	Food Services and Drinking Places	Term Loan	6%	11/30/2022	64.1	64.1	63.3	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Zog Inc.	(#,^)	595 Bethlehem Pike #404, Montgomeryville, PA 18936	Other Information Services	Term Loan	Prime plus 2.75%	4/30/2020	13.6	13.6	13.7	—%
Connect Litigation Technology, Inc.	(#,^)	1101 Ivy Hill Rd, #4, Philadelphia, PA 19150	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2%	10/18/2025	20.0	20.0	20.8	0.01%
1911 East Main Street Holdings, Corp	(#,^)	1911 East Main St., Endicott, NY 13760	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2032	10.9	10.9	12.3	—%
Water Works Laundromat, LLC	(#)	968-970 Bergen St., Newark, NJ 07104	Personal and Laundry Services	Term Loan	Prime plus 2.25%	9/7/2027	146.4	146.4	155.6	0.05%
Dave Kris, and MDK Ram Corp.	(#,^)	15 Elm Park, Groveland, MA 01930	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/5/2026	23.9	23.9	25.5	0.01%
Gill Express Inc. dba American Eagle Truck Wash	(#,^)	12200 N. Holland, Oklahoma City, OK 73131	Repair and Maintenance	Term Loan	Prime plus 2.75%	1/5/2027	145.6	145.6	156.8	0.05%
Head To Toe Personalized Pampering, Inc.	(#,^)	2331 North State Rd 7, Lauderhill, FL 33313	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/27/2031	7.7	7.7	8.6	—%
Christopher F. Bohon & Pamela D. Bohon	(#,^)	11600 County Rd 71, Lexington, AL 35648	Social Assistance	Term Loan	Prime plus 2.75%	10/28/2026	2.5	2.5	2.7	—%
Mogas Limited	(#,^)	47 Chestnut St., Elmer, NJ 08318	Gasoline Stations	Term Loan	Prime plus 2.75%	5/31/2030	62.1	62.1	68.9	0.02%
Shree Om Lodging, LLC dba Royal Inn	(#,^)	2030 W. Northwest Hwy, Dallas, TX 75220	Accommodation	Term Loan	Prime plus 2.75%	5/2/2030	55.1	55.1	61.1	0.02%
Moonlight Multi Media Production, Inc.	(#,^)	2700 W Cypress Creek Rd, Fort Lauderdale, FL 33309	Other Information Services	Term Loan	5.3%	2/1/2025	1.6	1.6	1.6	—%
David M. Goens dba Superior Auto Paint & Body, Inc.	(#)	1912 Manhattan Ave, Harvey, LA 70058	Repair and Maintenance	Term Loan	6%	8/26/2024	11.9	11.9	11.7	—%
McCallister Venture Group, LLC and Maw's Vittles, Inc.	(#,^)	511 South Broad St., Brooksville, FL 34601	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/30/2029	9.8	9.8	10.8	—%
Chong Hun Im dba Kim's Market	(#,^)	730 East 28th St., Ogden, UT 84403	Food and Beverage Stores	Term Loan	Prime plus 2.5%	2/27/2024	6.0	6.0	6.2	—%
Whirlwind Car Wash, Inc.	(#)	1370 Le Anne Marie Circle, Columbus, OH 43026	Repair and Maintenance	Term Loan	Prime plus 2%	4/9/2029	12.9	12.9	13.7	—%
Shuttle Car Wash, Inc. dba Shuttle Car Wash	(#,^)	745 Cheney Hwy, Ttitusville, FL 32780	Repair and Maintenance	Term Loan	Prime plus 2.25%	11/10/2028	14.1	14.1	15.1	—%
Min Hui Lin	(#,^)	1916 Broad St., Lanett, AL 36863	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/30/2028	14.1	14.1	15.3	—%
Delta Partners, LLC dba Delta Carwash	(#,^)	5640 Indian Crest Lane, Olympia, WA 98516	Repair and Maintenance	Term Loan	Prime plus 2.5%	4/5/2029	35.2	35.2	38.3	0.01%
Auto Sales, Inc.	(#,^)	1925 State St., Hamden, CT 06417	Motor Vehicle and Parts Dealers	Term Loan	6%	8/17/2023	4.8	4.8	4.7	—%
Taste of Inverness, Inc. dba China Garden	(#,^)	1314 US Hwy 41 N, Inverness, FL 34450	Food Services and Drinking Places	Term Loan	Prime plus 2%	6/29/2025	6.2	6.2	6.4	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										322,226
Ralph Werner dba Werner Transmission Inc	(#,^)	259 East Central Ave, Bangor, PA 18013	Gasoline Stations	Term Loan	Prime plus 2.75%	12/29/2021	1.0	1.0	1.1	—%
Robin C. & Charles E. Taylor & Brigantine Aquatic Center LLC	(#,^)	3118 Bayshore Ave, Brigantine, NJ 08203	Amusement, Gambling, and Recreation Industries	Term Loan	6%	9/14/2023	25.5	25.5	25.2	0.01%
OrthoQuest, P.C.	(#,^)	2336 Wisteria Drive, Ste 430, Snellville, GA 30078	Ambulatory Health Care Services	Term Loan	Prime plus 2%	3/12/2022	1.6	1.6	1.6	—%
Track Side Collision & Tire, Inc.	(#,^)	98-16 160 Ave, Ozone Park, NY 11414	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/16/2025	3.5	3.5	3.7	—%
Deesha Corporation, Inc. dba Best Inn & Suites	(#,^)	9225 Parkway East, Birmingham, AL 35206	Accommodation	Term Loan	Prime plus 2.25%	2/14/2025	19.0	19.0	19.8	0.01%
Maruti, Inc	(#,^)	1506 280 By-Pass, Phenix City, AL 36867	Accommodation	Term Loan	Prime plus 2.25%	11/25/2024	14.6	14.6	15.2	—%
Randall D. & Patricia D. Casaburi dba Pat's Pizzazz	(#,^)	386 Winsted Rd, Torrington, CT 06790	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	3/13/2023	4.1	4.1	4.2	—%
Gain Laxmi, Inc. dba Super 8 Motel	(#,^)	14341 US Hwy 431 S, Gunterville, AL 35976	Accommodation	Term Loan	Prime plus 2.25%	5/31/2023	11.9	11.9	12.2	—%
Naseeb Corporation	(#,^)	1696 North Broad St., Meriden, CT 06450	Accommodation	Term Loan	Prime plus 2.25%	3/31/2024	19.2	19.2	19.9	0.01%
Stillwell Ave Prep School	(#,^)	1990 Stillwell Ave, Brooklyn, NY 11214	Social Assistance	Term Loan	Prime plus 2.75%	1/14/2023	3.6	3.6	3.7	—%
Alyssa Corp dba Knights Inn	(#,^)	1105 Columbus Parkway, Opelika, AL 36801	Accommodation	Term Loan	Prime plus 2.25%	9/30/2023	33.2	33.2	34.3	0.01%
Bhailal Patel dba New Falls Motel	(#,^)	201 Lincoln Hwy, Fairless Hills, PA 19030	Accommodation	Term Loan	Prime plus 2.75%	3/27/2023	$1.6	$1.6	$1.7	—%
Pegasus Automotive, Inc.	(#,^)	3981 Hylan Blvd., Staten Island, NY 10308	Gasoline Stations	Term Loan	Prime plus 2.75%	12/23/2022	$4.9	$4.9	$5.1	—%
P. Agrino, Inc. dba Andover Diner	(#,^)	193 Main St., Andover, NJ 07860	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/18/2021	$2.4	$2.4	$2.5	—%
Total SBA Unguaranteed Accrual Investments							$370,612.2	$370,612.2	$382,986.3	118.86%

SBA Unguaranteed Non-Accrual Investments (3) (22)										322226
200 North 8th Street Associates LLC and Enchanted Acres	(#)	200 North 8th St., Reading, PA 19601	Food Manufacturing	Term Loan	6.25%	5/4/2028	445.6	445.6	352.6	0.11%
Amboy Group, LLC dba Tommy Moloney's	(#)	1 Amboy Ave, Woodbridge, NJ 07095	Food Manufacturing	Term Loan	7%	6/24/2025	364.5	364.5	355.2	0.11%
CLU Amboy, LLC and Amboy Group, LLC dba Tommy Moloney's	(#)	1 Amboy Ave, Woodbridge, NJ 07095	Food Manufacturing	Term Loan	7%	12/27/2023	455.7	455.7	414.2	0.13%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Non-Accrual Investments (3) (22)										322226
Custom Software, Inc. a Colorado Corporation dba M-33 Access	(#)	380 E. Borden Rd, Rose City, MI 48654	Professional, Scientific, and Technical Services	Term Loan	6.25%	6/17/2021	233.3	233.3	114.4	0.04%
Event Mecca LLC	(#)	141 South Waldron Lane, Wynantskill, NY 12198	Other Information Services	Term Loan	6%	4/10/2023	11.0	11.0	1.2	—%
Hartford Cardiology Group LLC and Ideal Nutrition of Connecticut LLC	(#,^)	345 North Main St., West Hartford, CT 06117	Ambulatory Health Care Services	Term Loan	0%	5/15/2024	452.3	452.3	71.6	0.02%
Kids at Heart,LLC dba Monster Mini Golf	(#,^)	10 Newbury St., Danvers, MA 01923	Amusement, Gambling, and Recreation Industries	Term Loan	6.75%	9/22/2026	19.6	19.6	7.3	—%
Matchless Transportation LLC dba First Class Limo	(#)	31525 Aurora Rd # 5, Solon, OH 44139	Transit and Ground Passenger Transportation	Term Loan	6.25%	5/31/2020	119.6	119.6	12.2	—%
Morris Glass and Construction Inc	(#)	40058 Hwy 30, Astoria, OR 97103	Specialty Trade Contractors	Term Loan	15%	10/1/2023	405.2	405.2	222.8	0.07%
Sourceco Limited Liability Company	(#,^)	17 Palmer Ave, West Long Branch, NJ 07764	Merchant Wholesalers, Nondurable Goods	Term Loan	6.5%	12/17/2025	37.0	37.0	32.5	0.01%
TX Superior Communications, LLC	(#,^)	6223 Krempen Ave, San Antonio, TX 78233	Specialty Trade Contractors	Term Loan	8%	3/19/2028	85.5	85.5	47.4	0.01%
6 Price Avenue, LLC and Pauley Tree & Lawn Care, Inc	(*,#)	6 Price Ave, Norwalk, CT 06840	Administrative and Support Services	Term Loan	8%	9/24/2039	237.3	237.3	225.1	0.07%
Pauley Tree and Lawn Care Inc	(*,#)	6 Price Ave, Norwalk, CT 06854	Administrative and Support Services	Term Loan	8.25%	7/28/2025	46.6	46.6	44.2	0.01%
Acton Hardware LLC & Mark Allgood & Jamie Allgood	(*,#,^)	31814 Crown Valley Rd, Acton, CA 93510	Building Material and Garden Equipment and Supplies Dealers	Term Loan	8%	3/24/2041	478.2	478.2	364.9	0.11%
Advance Case Parts Inc	(*,#,^)	12489 NW 44th St., Coral Springs, FL 33065	Repair and Maintenance	Term Loan	7.75%	12/22/2027	45.4	45.4	—	—%
Advance Case Parts RE Holdings LLC and Advance Case Parts Inc	(*,#)	12485-12489 NW 44th St., Coral Springs, FL 33071	Repair and Maintenance	Term Loan	7.75%	3/31/2040	321.3	321.3	230.5	0.07%
Alive Design, LLC	(*,#)	234 Middle St., Middletown, CT 06457	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/13/2027	15.0	15.0	11.9	—%
All About Kids and Families Medical Center, Inc.	(*,#,^)	12086 FT Caroline Rd #102/3, 401-403, 501/2, Jacksonville, FL 32225	Ambulatory Health Care Services	Term Loan	8.25%	1/13/2029	364.9	364.9	256.6	0.08%
All Printing Solutions, Inc. dba Pryntcomm	(*,#,^)	303 E. Sioux Ave., Pierre, SD 57501	Printing and Related Support Activities	Term Loan	7.75%	6/27/2041	491.9	491.9	215.9	0.07%
Allied Welding Inc.	(*,#,^)	1820 N. Santa Fe Ave, Chillicothe, IL 61523	Fabricated Metal Product Manufacturing	Term Loan	8.25%	12/15/2041	727.3	727.3	560.8	0.17%
American Pharmaceutical Innovation Company, LLC	(*,#,^)	1425 Centre Circle, Downers Grove, IL 60515	Chemical Manufacturing	Term Loan	Prime plus 2.75%	3/28/2027	6.9	6.9	6.5	—%
American Reclamation LLC	(*,#,^)	3600 Wetzel St., Wheeling, WV 26003	Furniture and Related Product Manufacturing	Term Loan	8%	11/1/2027	0.8	0.8	0.7	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Non-Accrual Investments (3) (22)										322226
Arclay, LLC	(*,#,^)	49 Geyser Rd, Ste 100, Saratoga Springs, NY 12866	Nonmetallic Mineral Product Manufacturing	Term Loan	8%	5/5/2030	137.1	137.1	39.5	0.01%
Arrow Freight Inc	(*,#,^)	1000 Jorie Blvd Ste 250, Oak Brook, IL 60523	Truck Transportation	Term Loan	8.25%	3/30/2028	658.6	658.6	379.4	0.12%
Auto Shine Carwash Inc and AKM R. Hossain and Jessica F. Masud	(*,#)	2646 South Rd, Poughkeepsie, NY 12601	Gasoline Stations	Term Loan	7.75%	9/26/2024	15.7	15.7	15.3	—%
AWA Fabrication & Construction, L.L.C.	(*,#)	811 Country Rd #99, Headland, AL 36345	Fabricated Metal Product Manufacturing	Term Loan	6%	4/30/2025	34.4	34.4	1.4	—%
B and J Catering Inc dba Culinary Solutions	(*,#,^)	2201 S Federal Hwy, Boynton Beach, FL 33435	Food Services and Drinking Places	Term Loan	7%	8/27/2040	208.9	208.9	139.2	0.04%
B&B Fitness and Barbell, Inc. dba Elevations Health Club	(*,#)	Route 611 North, Scotrun, PA 18355	Amusement, Gambling, and Recreation Industries	Term Loan	6%	6/22/2035	198.9	198.9	168.2	0.05%
B4 Fitness LLC dba The Zoo Health Club	(*,#,^)	4 Beehive Dr, Epping, NH 03042	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	9/23/2026	70.1	70.1	48.5	0.02%
B4 Fitness LLC dba The Zoo Health Club	(*,#,^)	4 Beehive Dr, Epping, NH 03042	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	11/30/2026	18.5	18.5	—	—%
Baker Sales, Inc. d/b/a Baker Sales, Inc.	(*,#)	60207 Camp Villere Rd, Slidell, LA 70460	Nonstore Retailers	Term Loan	6%	3/29/2036	177.4	177.4	59.4	0.02%
Fieldstone Quick Stop LLC, Barber Investments LLC, Thadius M B	(*,#)	190 Route 3, South China, ME 04358	Gasoline Stations	Term Loan	6%	9/30/2038	400.4	400.4	36.4	0.01%
Barber Investments LLC and Fieldstone Quickstop LLC and Maine Dollar	(*,#)	190 Rt 3, South China, ME 04358	Gasoline Stations	Term Loan	6.25%	8/15/2039	146.3	146.3	—	—%
Bear Creek Entertainment LLC dba The Woods at Bear Creek	(*,#,^)	3510 Bear Creek Rd, Franklinville, NY 14737	Accommodation	Term Loan	Prime plus 2.75%	8/12/2041	1,608.1	1,670.3	565.6	0.18%
Bear Creek Entertainment, LLC dba The Woods at Bear Creek	(*,#)	3510 Bear Creek Rd, Franklinville, NY 14737	Accommodation	Term Loan	7.25%	12/30/2024	85.4	85.4	81.0	0.03%
Bebos Inc dba Pizza Hut & Sunoco	(*,#)	2003 West 5th St., Clifton, TX 76634	Gasoline Stations	Term Loan	7.75%	3/28/2028	214.1	214.1	52.6	0.02%
Bone Bar & Grill LLC	(*,#)	3547&3551 Philipsburg Bigler Hwy, West Decatur, PA 16878	Food Services and Drinking Places	Term Loan	7%	6/30/2042	73.4	73.4	54.7	0.02%
Bowl Mor LLC dba Bowl Mor Lanes	(*,#,^)	600 West Manlius St., East Syracuse, NY 13057	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	7/31/2027	6.4	6.4	—	—%
Bowl Mor, LLC dba Bowl Mor Lanes/Spare Lounge, Inc.	(*,#)	201 Highland Ave, East Syracuse, NY 13057	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/13/2039	201.2	201.2	154.0	0.05%
BQRS, Inc. DBA Gresham Meineke Car Care Center	(*,#,^)	18081 SE Division St., Portland, OR 97236	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/30/2027	54.2	54.2	53.5	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Non-Accrual Investments (3) (22)										322226
Brandywine Picnic Park, Inc. and B.Ross Capps & Linda Capps	(*,#)	690 South Creek Rd, West Chester, PA 19382	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	3/30/2031	179.3	179.3	176.9	0.05%
Cagwin Trucking LLC	(*,#,^)	332 35th Ave, Fairbanks, AK 99701	Truck Transportation	Term Loan	8.25%	9/29/2042	305.0	305.0	224.9	0.07%
Calhoun Satellite Communications Inc and Transmission Solutions Group	(*,#)	1914 Tigertail Blvd, Dania, FL 33004	Broadcasting (except Internet)	Term Loan	6.75%	2/27/2025	724.2	724.2	—	—%
Calhoun Satellite Communications, Inc.	(*,#)	1914 Tigertail Blvd, Dania Beach, FL 33004	Telecommunications	Term Loan	7%	12/2/2026	189.1	189.1	30.9	0.01%
Capstone Pediatrics PLLC and Capstone Healthcare Consulting LLC	(*,#)	310 25th Ave N. St. Ste 201, Nashville, TN 37203	Ambulatory Health Care Services	Term Loan	7.75%	5/15/2025	556.4	556.4	322.9	0.10%
Cardinal Homes Inc, Alouette Holdings Inc., Bret Berneche & Dorothy	(*,#,^)	525 Barnsville Hwy, Wylliesburg, VA 23976	Wood Product Manufacturing	Term Loan	8%	12/14/2026	868.8	868.8	824.0	0.26%
Cardinal Homes Inc. and Bret A Berneche	(*,#,^)	525 Barnesville Hwy, Wylliesburg, VA 23976	Wood Product Manufacturing	Term Loan	8%	12/14/2041	116.7	116.7	110.7	0.03%
Cardinal Homes, Inc	(*,#,^)	525 Barnsville Hwy, Wylliesburg, VA 23976	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	10/27/2027	95.7	95.7	90.8	0.03%
Carl R. Bieber, Inc. dba Bieber Tourways/Bieber Transportation	(*,#)	320 Fair St., Kutztown, PA 19530	Transit and Ground Passenger Transportation	Term Loan	7.5%	9/30/2027	572.9	572.9	546.8	0.17%
Central Medical Clinic, PLLC- Clinica Central	(*,#)	393 N Dunlap St. #LL26,LL34,LL38, St Paul, MN 55104	Ambulatory Health Care Services	Term Loan	8.25%	6/7/2029	307.2	307.2	303.2	0.09%
Chickamauga Properties, Inc., MSW Enterprises, LLP	(*,#)	214 Sutherland Way, Rocky Face, GA 30740	Amusement, Gambling, and Recreation Industries	Term Loan	6.25%	12/22/2035	59.0	59.0	56.0	0.02%
Chickamauga Properties, Inc. & MSW Enterprises, LLP	(*,#)	214 Sutherland Way, Rocky Face, GA 30740	Amusement, Gambling, and Recreation Industries	Term Loan	6.25%	10/19/2022	43.5	43.5	41.2	0.01%
Clark Realty LLC	(*,#,^)	4 Walker Way, Albany, NY 12205	Real Estate	Term Loan	8%	8/29/2041	73.3	73.3	18.9	0.01%
Clark Realty LLC	(*,#,^)	15 Old Loudon Rd, Colonie, NY 12110	Real Estate	Term Loan	8%	9/15/2027	58.6	58.6	—	—%
CNC Precision Machine, Inc.	(*,#,^)	18360 Industrial Circle, Burton, OH 44021	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/28/2041	1,226.4	1,226.4	651.8	0.20%
CNYP 717 Irondequoit LLC and CNYP 2002 Ontario LLC	(*,#,^)	717 Titus Ave, Rochester, NY 14617	Food Services and Drinking Places	Term Loan	8.25%	11/20/2040	232.4	232.4	118.9	0.04%
Colts V LLC and Nowatzke Service Center, Inc dba Nowatzke Truck & Trai	(*,#)	6900 Whitmore Lake Rd, Whitmore Lake, MI 48189	Repair and Maintenance	Term Loan	6.75%	9/26/2039	553.3	553.3	484.0	0.15%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Non-Accrual Investments (3) (22)										322226
Conference Services International ETC LLC	(*,#,^)	4802 West Van Buren St., Phoenix, AZ 85007	Administrative and Support Services	Term Loan	8%	8/14/2028	600.7	600.7	592.9	0.18%
Custom Software, Inc. a Colorado Corporation dba M-33 Access	(*,#)	380 E. Borden Rd, Rose City, MI 48654	Broadcasting (except Internet)	Term Loan	6.25%	4/30/2022	94.3	94.3	—	—%
CZAR Industries, Inc.	(*,#,^)	1424 Heath Ave, Ewing, NJ 08638	Machinery Manufacturing	Term Loan	8.25%	12/19/2027	219.9	219.9	80.6	0.03%
D&G Capital LLC dba Miami Grill 277	(*,#,^)	2521 N Federal Hwy Unit C, Boca Raton, FL 33431	Food Services and Drinking Places	Term Loan	6.5%	12/16/2025	45.4	45.4	23.9	0.01%
Darian L Hampton DDS PA and Darian L. Hampton	(*,#)	3610 N Josey Lane Ste 104, Carrollton, TX 75007	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/20/2028	292.6	292.6	24.0	0.01%
Dixie Transport, Inc. & Johnny D. Brown & Jimmy Brown & Maudain Brown	(*,#,^)	2685 US Hwy 41, Calhoun, GA 30701	Support Activities for Transportation	Term Loan	5.25%	12/28/2035	1,316.8	1,316.8	702.5	0.22%
Douglas Printy Motorsports, Inc. dba Blackburn Trike	(*,#)	1410 Medina Rd, Medina, OH 44256	Motor Vehicle and Parts Dealers	Term Loan	8.25%	3/9/2040	155.9	155.9	95.1	0.03%
Doxa Deo Inc dba Luv 2 Play	(*,#,^)	1600 Village Market Blvd, Leesburg, VA 20175	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	2/28/2026	81.3	81.3	80.2	0.02%
Dr. Richard Rolle JR, PLLC dba Rolle Oral & Facial Surgery PLLC	(*,#,^)	1515 Shopton Rd, Charlotte, NC 28217	Ambulatory Health Care Services	Term Loan	7.5%	9/29/2042	869.9	869.9	596.4	0.19%
Dr. Richard R. Rolle, Jr., PLLC dba Rolle Oral & Facial Surgery	(*,#,^)	9615 Caldwell Commons Cir, Ste B, Cornelius, NC 28031	Ambulatory Health Care Services	Term Loan	7.5%	12/18/2027	122.3	122.3	—	—%
Driven Warehouse/Distribution LLC	(*,#)	271 East North Ave, Glendale, IL 60139	Truck Transportation	Term Loan	8%	12/22/2027	726.2	726.2	453.1	0.14%
Driven Warehouse/Distribution LLC	(*,#)	271 East North Ave, Glendale, IL 60139	Truck Transportation	Term Loan	8%	1/18/2028	129.0	129.0	—	—%
DTM Parts Supply Inc.	(*,#)	31 Sageman St, Mount Vernon, NY 10550	Merchant Wholesalers, Durable Goods	Term Loan	7%	6/2/2025	53.4	53.4	38.2	0.01%
DuCharme Realty LLC and DuCharme Enterprises LLC dba Specialty	(*,#)	1717 Hwy 200, Noxon, MT 59853	Wood Product Manufacturing	Term Loan	8%	2/2/2040	210.1	210.1	131.2	0.04%
E & I Holdings, LP & PA Farm Products, LLC	(*,#)	1095 Mt Airy Rd, Stevens, PA 17578	Food Manufacturing	Term Loan	6%	4/30/2030	4,705.2	4,815.4	2,773.9	0.86%
Earth First Recycling LLC	(*,#,^)	400 Island Park Rd, Easton, PA 18040	Merchant Wholesalers, Durable Goods	Term Loan	8%	12/6/2027	72.8	72.8	71.9	0.02%
Earth First Recycling, LLC and 191 Clark Road, LLC	(*,#,^)	400 Island Park Rd, Easton, PA 18040	Merchant Wholesalers, Durable Goods	Term Loan	8%	6/5/2027	338.0	338.0	333.6	0.10%
Elegant Fireplace Mantels, Inc. dba Elegant Fireplace Mantels	(*,#,^)	11949 Borden Ave, San Fernando, CA 91340	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/31/2022	43.9	43.9	42.8	0.01%
Ericon Inc. dba Quik Pik	(*,#,^)	740 Davenport Ave, Freemont, NE 68025	Gasoline Stations	Term Loan	Prime plus 2.75%	3/24/2027	54.2	54.2	—	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Non-Accrual Investments (3) (22)										322226
Ericon, Inc.	(*,#,^)	740 Davenport Ave, Fremont, NE 68025	Gasoline Stations	Term Loan	8.25%	12/1/2041	705.6	705.6	658.6	0.20%
Ericon, Inc. dba Quik Pik	(*,#,^)	740 Davenport Ave, Freemont, NE 68025	Gasoline Stations	Term Loan	8.25%	12/15/2041	322.8	322.8	—	—%
Europlast Ltd	(*,#)	100 Industrial Lane, Endeavor, WI 53930	Plastics and Rubber Products Manufacturing	Term Loan	6%	9/26/2022	312.9	312.9	55.5	0.02%
Europlast Ltd	(*,#)	100 Industrial Lane, Endeavor, WI 53930	Plastics and Rubber Products Manufacturing	Term Loan	6%	5/31/2023	73.4	73.4	—	—%
Evergreen Pallet LLC and Evergreen Recycle LLC	(*,#,^)	302 W 53rd St N., Wichita, KS 67204	Wood Product Manufacturing	Term Loan	8.25%	3/16/2026	912.8	912.8	514.6	0.16%
Evernook Valley Milk LLC	(*,#,^)	7448 Emmerson Rd, Everson, WA 98247	Animal Production and Aquaculture	Term Loan	7.5%	8/31/2042	637.5	637.5	468.2	0.15%
Excel RP Inc	(*,#,^)	6531 Park Ave, Allen Park, MI 48101	Machinery Manufacturing	Term Loan	8.25%	8/30/2023	66.8	66.8	52.8	0.02%
Excel RP Inc	(*,#,^)	6531 Park Ave, Allen Park, MI 48101	Machinery Manufacturing	Term Loan	8.25%	3/25/2026	95.2	95.2	—	—%
Excel RP, Inc./Kevin and Joann Foley	(*,#)	6531 Park Ave, Allen Park, MI 48101	Machinery Manufacturing	Term Loan	8.25%	7/8/2028	32.4	32.4	31.0	0.01%
Excel, RP Inc.	(*,#,^)	6531 Park Ave, Allen Park, MI 48101	Machinery Manufacturing	Term Loan	8.25%	9/20/2027	88.8	88.8	—	—%
Ezzo Properties, LLC and Great Lakes Cleaning, Inc.	(*,#)	1405 Combermere Dr., Troy, MI 48083	Administrative and Support Services	Term Loan	7.75%	12/20/2027	286.5	286.5	40.0	0.01%
New Image Building Services, Inc. dba New Image Repair Services	(*,#)	1405 Combermere Dr., Troy, MI 48083	Repair and Maintenance	Term Loan	7.75%	8/23/2037	251.5	251.5	162.3	0.05%
New Image Building Services Inc. dba New Image Repair Services	(*,#)	1405 Combermer Dr., Troy, MI 48083	Repair and Maintenance	Term Loan	7.75%	10/29/2023	197.1	197.1	—	—%
New Image Building Services, Inc. dba The Maids serving Oakland	(*,#,^)	320 Church St., Mount Clemens, MI 48043	Administrative and Support Services	Term Loan	7.75%	1/19/2026	67.8	67.8	—	—%
New Image Building Services, Inc.dba The Maids Servicing Oakland &Maco	(*,#,^)	1405 Combermere Drive, Troy, MI 48083	Administrative and Support Services	Term Loan	7.75%	12/21/2026	39.0	39.0	—	—%
New Image Building Services, Inc.	(*,#,^)	1405 Combermere Drive, Troy, MI 48083	Administrative and Support Services	Term Loan	7.75%	5/18/2027	138.9	138.9	—	—%
Flooring Liquidators Inc and Flooring Liquidators of Mt Kisco LLC	(*,#)	267 Saw Mill River Rd, Elmsford, NY 10523	Specialty Trade Contractors	Term Loan	6.75%	6/17/2025	299.5	299.5	194.8	0.06%
Flooring Liquidators Inc & Premier Flooring Yonkers Inc & Flooring	(*,#,^)	267 Saw Mill River Rd, Elmsford, NY 10523	Specialty Trade Contractors	Term Loan	8.25%	3/24/2026	39.1	39.1	—	—%
Florida Apnea Diagnostics LLC	(*,#,^)	2664 Cypress Rdg Blvd Ste 101&102A, Wesley Chapel, FL 33544	Ambulatory Health Care Services	Term Loan	8.25%	10/20/2027	145.7	145.7	73.4	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Non-Accrual Investments (3) (22)										322226
Florida Apnea Diagnostics, LLC	(*,#,^)	2664 Cypress Ridge Blvd Ste 101&102, Wesley Chapel, FL 33624	Ambulatory Health Care Services	Term Loan	8.25%	7/24/2028	20.1	20.1	—	—%
Galaforo Construction and Companies LLC	(*,#,^)	1770 Stumpf Boulevard, Terrytown, LA 70056	Construction of Buildings	Term Loan	7.5%	12/15/2042	33.6	33.6	31.9	0.01%
Galaforo Construction LLC and Paul M Galaforo, Jr.	(*,#)	1770 Stumpf Boulevard, Terrytown, LA 70056	Construction of Buildings	Term Loan	7.5%	12/15/2027	329.0	329.0	23.6	0.01%
GEM2K, LLC	(*,#,^)	4150 E Magnolia ST., Phoeniz, AZ 85034	Nonmetallic Mineral Product Manufacturing	Term Loan	8.25%	12/15/2043	381.3	381.3	366.4	0.11%
GEM2K, LLC dba Precision Precast Group	(*,#,^)	4150 E Magnolia St., Phoenix, AZ 85034	Miscellaneous Manufacturing	Term Loan	8.25%	5/19/2027	140.4	140.4	42.6	0.01%
Grand Manor Realty, Inc. & Kevin LaRoe	(*,#)	318 S. Halsted St., Chicago, IL 60661	Real Estate	Term Loan	6%	2/20/2023	19.0	19.0	18.0	0.01%
Green Country Filter Manufacturing LLC	(*,#,^)	1415 S. 70th E Ave, Tulsa, OK 74112	Miscellaneous Manufacturing	Term Loan	8%	4/27/2026	59.4	59.4	13.7	—%
Groundworks Unlimited LLC	(*,#,^)	50 Telfair Place, Garden City, GA 31415	Specialty Trade Contractors	Term Loan	6%	12/17/2023	8.0	8.0	7.8	—%
H.M.C, Incorporated	(*,#,^)	7190 Oakland Mills Rd Ste 10, Columbia, MD 21046	Furniture and Related Product Manufacturing	Term Loan	8.25%	7/3/2028	183.8	183.8	181.4	0.06%
Hagerstown Muffler, Inc. and JMS Muffler, Inc	(*,#)	1390 Dual Hwy, Hagerstown, MD 21740	Repair and Maintenance	Term Loan	8%	9/24/2040	311.5	311.5	270.8	0.08%
Harrelson Materials Management,Inc	(*,#)	1101 Russell Rd, Shreveport, LA 71107	Waste Management and Remediation Services	Term Loan	6%	6/24/2021	465.2	465.2	4.6	—%
Hascher Gabelstapler Inc	(*,#)	80 Cole Ave, Akron, OH 44301	Repair and Maintenance	Term Loan	7%	3/26/2024	49.0	49.0	—	—%
HDD Solutions, LLC	(*,#)	6550 Progress Parkway, Cedar Hill, MO 63016	Heavy and Civil Engineering Construction	Term Loan	8.25%	12/31/2028	552.8	552.8	339.6	0.11%
HG Ventures, Inc.	(*,#,^)	100 Phoenix Drive, Finleyville, PA 15332	Truck Transportation	Term Loan	7.5%	3/9/2028	120.9	120.9	34.5	0.01%
HG Ventures, Inc. dba Diamond Head Trucking	(*,#,^)	100 Phoenix Drive, Finleyville, PA 15332	Truck Transportation	Term Loan	7.5%	6/29/2030	882.7	882.7	312.5	0.10%
Home Again Restaurant LLC	(*,#)	9524 Camp Lake Rd, Salem, WI 53168	Food Services and Drinking Places	Term Loan	6.25%	6/30/2040	0.4	0.4	0.3	—%
Hurshell Leon Dutton dba High Jump Party Rentals	(*,#,^)	157 East Concho Ave, San Angelo, TX 76903	Rental and Leasing Services	Term Loan	8%	11/30/2025	13.6	13.6	13.3	—%
Insight Vision Care, PC, CRMOD Lubbock, P.C.,Vielm Vision Eyecare Inc	(*,#,^)	4899 Griggs Rd, Houston, TX 77021	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/27/2043	1,132.3	1,132.3	643.5	0.20%
J And G Group Services LLC and United Vending of Florida Inc and John	(*,#,^)	14240 Palmetto Frontage Rd, Miami Lakes, FL 33016	Merchant Wholesalers, Nondurable Goods	Term Loan	7.25%	7/28/2026	29.6	29.6	29.2	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Non-Accrual Investments (3) (22)										322226
J and K Fitness L.L.C. dba Physiques Womens Fitness Center	(*,#,^)	2505 Verot School RD, Lafayette, LA 70508	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	2/28/2041	90.1	90.1	—	—%
J&K Fitness, LLC dba Physiques Womens Fitness Center	(*,#)	2505 Verot School Rd, Lafayette, LA 70508	Amusement, Gambling, and Recreation Industries	Term Loan	8%	6/8/2036	14.6	14.6	11.0	—%
J Harris Trucking LLC	(*,#)	2040 5 1/2 Mile Rd, Racine, WI 53402	Truck Transportation	Term Loan	7.25%	5/19/2027	18.7	18.7	—	—%
J Harris Trucking, LLC	(*,#,^)	2040 5 1/2 Mile Rd, Racine, WI 53402	Truck Transportation	Term Loan	7.25%	5/13/2026	29.6	29.6	4.5	—%
J Olson Enterprises LLC and Olson Trucking Direct, Inc.	(*,#)	311 Ryan St, Holmen, WI 54636	Truck Transportation	Term Loan	6%	6/28/2025	628.4	628.4	47.1	0.01%
Jenny's Wunderland, Inc.	(*,#)	3666 East 116th, Cleveland, OH 44105	Social Assistance	Term Loan	6%	6/29/2036	98.8	98.8	1.2	—%
Kantz LLC and Kantz Auto LLC dba Kantz's Hometown Auto	(*,#)	200 West Adams St, Cochranton, PA 16314	Motor Vehicle and Parts Dealers	Term Loan	6.25%	10/29/2039	11.1	11.1	5.2	—%
Kidtastic LLC dba The Little Gym of Audubon	(*,#,^)	2850 Audubon Drive, Audubon, PA 19403	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	7/27/2026	44.9	44.9	25.8	0.01%
Kneading Dough LLC dba NY Bagel Cafe & Deli,NY Bagle, New York Bagle	(*,#)	10287 Okeechobee Blvd #13, Royal Palm Beach, FL 33411	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/23/2029	18.1	18.1	11.4	—%
Knowledge First Inc dba Magic Years of Learning and Kimberly Knox	(*,#)	575 North Harris St, Athens, GA 30601	Social Assistance	Term Loan	8%	3/21/2039	11.4	11.4	10.7	—%
Kostekos Inc dba New York Style Pizza	(*,#)	10 South King St., Gloucester, NJ 08030	Food Services and Drinking Places	Term Loan	8%	2/6/2040	61.9	61.9	14.9	—%
Krishna of Orangeburg, Inc.	(*,#)	826 John C. Calhoun Drive, Orangeburg, SC 29115	Accommodation	Term Loan	6%	2/20/2032	10.3	10.3	9.2	—%
Kup's Auto Spa Inc	(*,#)	121 Marktree Rd, Centereach, NY 11720	Repair and Maintenance	Term Loan	6.25%	11/15/2038	70.5	70.5	33.3	0.01%
Kup’s Auto Spa, Inc.	(*,#)	121 Marktree Rd, Centereach, NY 11720	Repair and Maintenance	Term Loan	6.25%	10/23/2025	54.7	54.7	—	—%
LA Diner Inc dba Loukas L A Diner	(*,#)	3205 Route 22 East, Branchburg, NJ 08876	Food Services and Drinking Places	Term Loan	7.25%	9/28/2037	92.8	92.8	90.4	0.03%
LAN Doctors Inc	(*,#)	14 Pierson Court, Mahwah, NJ 07430	Professional, Scientific, and Technical Services	Term Loan	8.25%	8/28/2025	59.8	59.8	58.3	0.02%
LAN Doctors Inc	(*,#,^)	14 Pierson Court, Mahwah, NJ 07430	Professional, Scientific, and Technical Services	Term Loan	8.25%	3/16/2026	43.4	43.4	42.3	0.01%
Lan Doctors, Inc.	(*,#,^)	14 Pierson Court, Mahwah, NJ 07430	Professional, Scientific, and Technical Services	Term Loan	8.25%	12/7/2026	203.3	203.3	197.9	0.06%
Lowgap Grocery & Grill LLC	(*,#,^)	8773 West Pine St., Lowgap, NC 27024	General Merchandise Stores	Term Loan	7.25%	3/24/2041	48.0	48.0	26.7	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Non-Accrual Investments (3) (22)										322226
M & H Pine Straw Inc and Harris L. Maloy	(*,#)	526 Perry House Rd, Fitzgerald, GA 31750	Merchant Wholesalers, Nondurable Goods	Term Loan	7.5%	3/21/2023	197.4	197.4	59.9	0.02%
M & H Pine Straw, Inc and Harris L. Maloy	(*,#)	526 Perry House Rd, Fitzgerald, GA 31750	Support Activities for Agriculture and Forestry	Term Loan	6%	4/30/2020	54.2	54.2	53.5	0.02%
M & H Pine Straw, Inc.and Harris Maloy	(*,#)	526 Perry House Rd, Fitzgerald, GA 31750	Support Activities for Agriculture and Forestry	Term Loan	7.5%	7/10/2020	27.4	27.4	20.3	0.01%
M & H Pinestraw, Inc. and Harris L. Maloy	(*,#)	526 Perry House Rd, Fitzgerald, GA 31750	Merchant Wholesalers, Nondurable Goods	Term Loan	7.5%	12/15/2021	133.8	133.8	49.9	0.02%
M and C Renovations Inc	(*,#)	3951 Lorna Rd, Birmingham, AL 35244	Construction of Buildings	Term Loan	6.25%	10/31/2024	11.5	11.5	9.0	—%
Magill Truck Line LLC and Jeff J. Ralls	(*,#,^)	211 West 53rd St. N., Park City, KS 67204	Truck Transportation	Term Loan	8%	3/11/2029	186.2	186.2	85.9	0.03%
Mariam Diner Inc dba Country Kitchen Restaurant	(*,#,^)	17393 Main St., Hesperia, CA 92345	Food Services and Drinking Places	Term Loan	8%	3/18/2026	42.8	42.8	18.0	0.01%
MB Xpress Inc	(*,#,^)	159 D'Arcy Parkway, Lathrop, CA 95330	Truck Transportation	Term Loan	8.25%	9/19/2028	1,168.6	1,168.6	1,017.8	0.32%
Medeiros Holdings Inc dba Outdoor Lighting Perspectives of the Triad	(*,#,^)	780 S Peace Haven Rd, Winston Salem, NC 27103	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	7%	11/25/2025	10.5	10.5	1.8	—%
MIT LLC	(*,#,^)	11 North Peach ST., Medford, OR 97504	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/31/2042	84.9	84.9	63.2	0.02%
Mojo Brands Media, LLC	(*,#)	3260 University Blvd., Ste 100, Winter Park, FL 32792	Broadcasting (except Internet)	Term Loan	6%	8/28/2023	725.0	725.0	289.7	0.09%
MTV Bowl, Inc. dba Legend Lanes	(*,#)	4190 State Rd, Cuyahoga Falls, OH 44223	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	6/30/2036	197.3	197.3	208.6	0.06%
Mustafa Inc dba Adiba Grocery	(*,#,^)	5712 Wurzbach Rd, San Antonio, TX 78238	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/17/2025	78.7	78.7	74.6	0.02%
Mustafa Inc and Raouf Properties LLC	(*,#,^)	3538 Pin Oak Dr, San Antonio, TX 78229	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/14/2041	71.3	71.3	67.7	0.02%
N Transport LLC	(*,#,^)	5348 W Brown Ave, Fresno, CA 93722	Truck Transportation	Term Loan	8%	11/20/2027	385.5	385.5	86.9	0.03%
N Transport LLC	(*,#,^)	294 N. Fruit Ave, Fresno, CA 93706	Truck Transportation	Term Loan	8.25%	11/20/2042	175.3	175.3	147.2	0.05%
Neville Galvanizing, Inc	(*,#)	2983 Grand Ave, Pittsburgh, PA 15225	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2042	625.0	625.0	444.2	0.14%
Nowatzke Service Center Inc dba Nowatzke Truck & Trailer	(*,#,^)	6900 Whitmore Lake Rd, Whitmore Lake, MI 48189	Repair and Maintenance	Term Loan	7%	1/29/2026	96.9	96.9	—	—%
Olsen Bros. Transportation, Inc. & Golden Spike Leasing, LLC	(*,#,^)	2520 Pennsylvania Ave, Ogden, UT 84401	Truck Transportation	Term Loan	8.25%	6/20/2028	547.8	547.8	71.3	0.02%
Paragon Fabricators Inc, Paragon Field Services, Inc and Paragon Global	(*,#)	412 and 500 Main St., La Marque, TX 77568	Heavy and Civil Engineering Construction	Term Loan	7%	9/28/2026	570.7	570.7	27.3	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Non-Accrual Investments (3) (22)										322226
Paragon Global, LLC and Paragon Fabricators Inc and Paragon Field	(*,#,^)	412 and 500 Main St., La Marque, TX 77568	Heavy and Civil Engineering Construction	Term Loan	7%	9/28/2041	110.1	110.1	77.2	0.02%
Peter K Lee MD, PC dba Atlanta Primary Care	(*,#,^)	211 Roberson Mill Rd, Milledgeville, GA 31061	Ambulatory Health Care Services	Term Loan	8.25%	9/13/2043	859.6	859.6	826.1	0.26%
Peter K Lee MD, PC dba Atlanta Primary Care LLC	(*,#,^)	5 Ashford Way, Hawkinsville, GA 31061	Ambulatory Health Care Services	Term Loan	8.25%	9/13/2028	381.0	381.0	366.2	0.11%
PLES Investements, LLC and John Redder, Pappy Sand & Gravel, Inc.	(*,#,^)	2040 Dowdy Ferry, Dallas, TX 75218	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/19/2038	499.0	499.0	367.0	0.11%
Top Cat Ready Mix, LLC & Ples Investments LLC, Pappy's Sand & Gravel	(*,#,^)	2040 Dowdy Ferry Rd, Dallas, TX 75217	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/14/2028	147.5	147.5	—	—%
Top Cat Ready Mix, LLC, Ples Investments LLC, and Pappy's Sand	(*,#,^)	13851 S State HWY 34, Scurry, TX 75158	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/28/2025	499.1	499.1	212.6	0.07%
Pooh's Corner Realty LLC and Pooh's Corner Inc	(*,#)	40 West Avon Rd, Avon, CT 06001	Social Assistance	Term Loan	7%	7/23/2040	11.2	11.2	7.3	—%
PS Camping Inc.	(*,#,^)	43595 US Hwy 50, Canon City, CO 81212	Accommodation	Term Loan	Prime plus 2.75%	12/1/2027	18.5	18.5	17.7	0.01%
PS Camping, Inc. dba Prospectors RV Resort	(*,#,^)	43659&43595 US Hwy 50, Canon City, CO 81212	Accommodation	Term Loan	8.25%	5/19/2042	250.1	250.1	240.4	0.07%
Ramjay Inc.	(*,#,^)	85 S. Bragg St. Ste 303, Alexandria, VA 22312	Transit and Ground Passenger Transportation	Term Loan	8.25%	1/13/2027	381.9	381.9	83.6	0.03%
Randall Miller Company, Inc and Boyz Transportation Services, LLC	(*,#,^)	256 Blackley Rd, Bristole, TN 37620	Truck Transportation	Term Loan	Prime plus 2.75%	7/31/2029	921.9	921.9	611.1	0.19%
RDT Enterprises LLC	(*,#)	2134 Helton Dr, Florence, AL 35630	Specialty Trade Contractors	Term Loan	7%	9/15/2027	136.9	136.9	60.8	0.02%
RDT Enterprises, L.L.C.	(*,#)	2134 Helton Drive, Florence, AL 35630	Specialty Trade Contractors	Term Loan	7%	11/12/2025	19.5	19.5	—	—%
RDT Enterprises, LLC	(*,#)	2134 Helton Drive, Florence, AL 35630	Specialty Trade Contractors	Term Loan	7%	12/31/2028	111.5	111.5	52.7	0.02%
Recovery Boot Camp, LLC, Rule 62, Inc. and Healing Properties, LLC	(*,#,^)	85 SW 5th Ave, Delray Beach, FL 33444	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/28/2028	119.1	119.1	9.4	—%
Return to Excellence Inc	(*,#,^)	176 Country Club Drive, Waynesville, NC 28786	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	1/27/2027	15.6	15.6	14.8	—%
Return to Excellence, Inc. dba The Waynesville Inn Golf & Spa	(*,#)	176 Country Club Drive, Waynesville, NC 28786	Amusement, Gambling, and Recreation Industries	Term Loan	8%	10/10/2039	1,154.0	1,154.0	1,094.5	0.34%
Rhone Wolf Vineyard LLC, Goldline Brands Inc. and Myka Cellars, Inc.	(*,#,^)	5245 Bucks Bar Rd, Placerville, CA 95667	Beverage and Tobacco Product Manufacturing	Term Loan	8.25%	1/19/2030	230.9	230.9	219.0	0.07%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Non-Accrual Investments (3) (22)										322226
Roundhay Partners LLC and Roundhay Farming LLC	(*,#,^)	6160 Granite Spring Rd, Somerset, CA 95684	Crop Production	Term Loan	8.25%	8/8/2042	902.1	902.1	663.8	0.21%
Rich's Food Stores LLC dba Hwy 55 of Wallace	(*,#,^)	611 East Southerland St., Wallace, NC 28466	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/14/2026	121.8	121.8	25.9	0.01%
Rich's Food Stores LLC dba Hwy 55 of Wallace	(*,#,^)	611 E Southerland St, Wallace, NC 28466	Food Services and Drinking Places	Term Loan	8.25%	11/9/2026	37.1	37.1	—	—%
Route 130 SCPI Holdings LLC, Route 130 SCPI Operations LLC	(*,#)	423-429 Route 156, Trenton, NJ 08620	Food Services and Drinking Places	Term Loan	6.25%	9/30/2039	279.5	279.5	34.5	0.01%
Sanabi Investment, LLC dba Oscar's Moving and Storage	(*,#,^)	11421 N W 107th St., #13, Miami, FL 33178	Truck Transportation	Term Loan	7.5%	6/20/2027	106.2	106.2	41.3	0.01%
Sand Hill Associates, Ltd. dba Charlie O's Tavern on the Point	(*,#,^)	2 Sand Hill Cove Rd, Narragansett, RI 02882	Food Services and Drinking Places	Term Loan	8.25%	12/27/2041	413.0	413.0	242.1	0.08%
SDA Holdings LLC and Les Cheveux Salon Inc	(*,#,^)	306 McClanahan St., Roanoke, VA 24014	Personal and Laundry Services	Term Loan	7.5%	12/15/2040	108.5	108.5	67.0	0.02%
Sektor Solutions Inc.	(*,#,^)	9841 Washingtonian Blvd #200, Gaithersberg, MD 20878	Professional, Scientific, and Technical Services	Term Loan	8.25%	11/16/2028	157.8	157.8	153.6	0.05%
Select Propane & Fuel Inc. and Select Fuel & Convenience LLC	(*,#)	3822 State Route 3, Red Bud, IL 62278	Merchant Wholesalers, Nondurable Goods	Term Loan	7.5%	2/10/2030	524.2	524.2	26.8	0.01%
Shaffer Automotive Repair, LLC	(*,#)	1485 North McQueen Rd #1, Gilbert, AZ 85233	Repair and Maintenance	Term Loan	7%	5/24/2030	132.8	132.8	45.2	0.01%
Shane M. Howell and Buck Hardware and Garden Center, LLC	(*,#)	1007 Lancaster Pike, Quarryville, PA 17566	Building Material and Garden Equipment and Supplies Dealers	Term Loan	7.5%	12/27/2038	113.4	113.4	10.5	—%
Siman Trio Trading	(*,#)	2100 Ponce De Leon Blvd #1290, Coral Gables, FL 33134	Merchant Wholesalers, Durable Goods	Term Loan	8.25%	12/21/2028	146.4	146.4	22.0	0.01%
Simkar LLC, Neo Lights Holding Inc, Kalco Lighting, LLC	(*,#)	700 Ramona Ave, Philadelphia, PA 19120	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	12/26/2043	499.6	499.6	493.0	0.15%
Soregard Inc	(*,#,^)	605 Birch Drive, Maquoketa, IA 52060	Furniture and Related Product Manufacturing	Term Loan	7.5%	6/30/2041	152.8	152.8	41.9	0.01%
Sovereign Communications LLC	(*,#)	26 E 3 Mile Rd, Sault Sainte Marie, MI 49783	Broadcasting (except Internet)	Term Loan	6.75%	2/7/2024	627.4	627.4	132.6	0.04%
STK Ventures Inc dba JP Dock Service & Supply	(*,#)	12548 N State Hwy 7, Climax Springs, MO 65324	Specialty Trade Contractors	Term Loan	6%	5/9/2037	31.6	31.6	7.0	—%
Stormrider Inc dba Shirley's Stormrider Inc	(*,#)	1335 N. Gable Rd, St. Hedwig, TX 78152	Truck Transportation	Term Loan	7.25%	9/23/2025	53.1	53.1	—	—%
Stormrider Inc dba Shirley's Stormrider, Inc	(*,#)	1335 N Gable Rd, St Hedwig, TX 78152	Truck Transportation	Term Loan	7.75%	11/25/2024	102.9	102.9	13.1	—%
Street Magic Enterprise LLC	(*,#,^)	1700 E Bridge St., New Lisbon, WI 93950	Gasoline Stations	Term Loan	7.75%	12/21/2027	86.3	86.3	—	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Non-Accrual Investments (3) (22)										322226
Street Magic Enterprise LLC dba New Lisbon Travel Mart	(*,#,^)	1700 East Bridge St., New Lisbon, WI 53950	Gasoline Stations	Term Loan	7.5%	11/7/2042	419.0	419.0	239.9	0.07%
Suncrest Stone Products LLC	(*,#,^)	341 County Farm Rd, Ashburn, GA 31714	Nonmetallic Mineral Product Manufacturing	Term Loan	7.25%	8/29/2041	620.8	620.8	564.7	0.18%
Suncrest Stone Products LLC	(*,#,^)	341 County Farm Rd, Ashburn, GA 31714	Nonmetallic Mineral Product Manufacturing	Term Loan	7.5%	8/29/2026	536.6	536.6	459.9	0.14%
T and B Boots Inc dba Takken's Shoes	(*,#)	670 Marsh St., San Luis Obispo, CA 93401	Clothing and Clothing Accessories Stores	Term Loan	7%	3/31/2025	23.0	23.0	—	—%
T and B Boots Inc dba Takken's Shoes	(*,#,^)	72 South Main St., Templeton, CA 93465	Clothing and Clothing Accessories Stores	Term Loan	7.25%	6/17/2026	204.5	204.5	—	—%
T and B Boots Inc dba Takken's Shoes	(*,#)	72 South Main St., Templeton, CA 93465	Clothing and Clothing Accessories Stores	Term Loan	7.25%	12/7/2026	95.2	95.2	93.9	0.03%
Tarver-Henley Inc. and Tar-Hen LLC	(*,#,^)	2125 College Ave, Jackson, AL 36545	Building Material and Garden Equipment and Supplies Dealers	Term Loan	7.75%	6/21/2042	97.8	97.8	82.5	0.03%
The Jig, LLC	(*,#,^)	3115 Camp Phillips Rd, Wausau, WI 54403	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/24/2042	74.8	74.8	71.0	0.02%
The Lake Shore Hospitality Inc dba Dowagiac Baymont Inn & Suites	(*,#,^)	29291 Amerihost Drive, Dowagiac, MI 49047	Accommodation	Term Loan	8.25%	12/5/2041	335.1	335.1	322.1	0.10%
The Woods at Bear Creek LLC and Bear Creek Entertainment LLC	(*,#)	3510 Bear Creek Rd, Franklinville, NY 14737	Accommodation	Term Loan	7%	9/29/2039	489.6	489.6	464.4	0.14%
Transmission Solutions Group, Inc. and Calhoun Satellite Communication	(*,#)	1007 &1009 Old Route 119, Hunker, PA 15639	Telecommunications	Term Loan	7%	12/2/2041	64.7	64.7	—	—%
Victorian Restaurant and Tavern, LLC	(*,#,^)	226 Maple Ave, Cheshire, CT 06410	Food Services and Drinking Places	Term Loan	8.25%	2/22/2042	104.4	104.4	88.5	0.03%
Vision Automotive LLC dba Vision Chrysler Jeep Dodge Ram of Defiance	(*,#,^)	20390 County RD 424, Defiance, OH 43512	Motor Vehicle and Parts Dealers	Term Loan	7.5%	9/29/2029	289.3	289.3	125.8	0.04%
Vision Collision Center LLC dba Integrity Auto Body & Vision	(*,#)	20502 County Rd 424, Defiance, OH 43512	Repair and Maintenance	Term Loan	7.5%	11/21/2027	349.2	349.2	—	—%
Warner Family Restaurant LLC dba Burgerim	(*,#)	250 North Nova Rd, Ormond Beach, FL 32174	Food Services and Drinking Places	Term Loan	8%	5/3/2028	20.1	20.1	2.8	—%
Webb Eye Associates, PA	(*,#,^)	1720 S W W White Rd, San Antonio, TX 78220	Ambulatory Health Care Services	Term Loan	7.25%	7/19/2027	71.2	71.2	36.1	0.01%
White Hawk Inc.	(*,#,^)	2101 Dr. Martin Luther King Jr. Blvd, Stockton, CA 95205	Truck Transportation	Term Loan	8.25%	12/15/2026	937.3	937.3	912.8	0.28%
Wilban LLC	(*,#,^)	454 US Hwy 22, Whitehouse Station, NJ 08889	Food Services and Drinking Places	Term Loan	7.5%	3/11/2026	93.2	93.2	90.8	0.03%
Wilban LLC	(*,#)	454 US Hwy 22, Whitehouse Station, NJ 08889	Food Services and Drinking Places	Term Loan	7.25%	3/28/2039	402.7	402.7	265.5	0.08%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Non-Accrual Investments (3) (22)										322226
Work of Heart Inc dba Little Nest Portraits	(*,#)	1000 Merdian Blvd, Ste 112, Franklin, TN 37067	Professional, Scientific, and Technical Services	Term Loan	7.5%	1/10/2028	5.2	5.2	5.1	—%
Work of Heart Inc dba Little Nest Portraits	(*,#,^)	1000 Merdian Blvd, Ste 112, Franklin, TN 37067	Professional, Scientific, and Technical Services	Term Loan	7.5%	7/28/2027	47.1	47.1	45.9	0.01%
Zeeba Company, Inc dba Zeeba Rent-A-Van & 5 Star Rent- A-Van	(*,#,^)	3200 Wilshire Blvd Ste 1000, Los Angeles, CA 90010	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/27/2028	677.3	677.3	607.5	0.19%
Zahmel Restaurant Suppliers Corp dba Cash & Carry; Zahners Hardware	(*,#,^)	33-51 11th St., Astoria, NY 11106	Merchant Wholesalers, Nondurable Goods	Term Loan	8.25%	4/28/2027	75.8	75.8	65.9	0.02%
Total Unguaranteed Non-Accrual SBA Investments							$58,912.6	$59,085.0	$34,236.8	10.63%

Total Unguaranteed SBA Investments							$429,524.8	$429,697.2	$417,223.1	129.48%

SBA Guaranteed Accrual Investments (4a)									322,226
Matrix Z LLC	800 SW 21st Terrace, Ft Lauderdale, FL 33312	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 6.5%	2/27/2029	12.0	12.0	12.0	—%
Rello Inc.	8063 Jericho Turnpike, Woodbury, NY 11797	Personal and Laundry Services	Term Loan	Prime plus 6.5%	4/17/2029	5.8	5.8	5.8	—%
2Choice2Friends LLC	901 W Braker Lane, Austin, TX 78758	Food Services and Drinking Places	Term Loan	Prime plus 6.5%	4/17/2029	12.1	12.1	12.1	—%
Al Russell Moldof's CPA	15105 John J Delaney Dr. #D 170, Charlotte, NC 28277	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	4/25/2029	4.8	4.8	4.8	—%
Disability Resolution	1619 Malon Bay Drive, Orlando, FL 32828	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	4/30/2029	4.3	4.3	4.3	—%
NYM Solutions Inc.	1250 NW 7th St. Ste 201, Miami, FL 33125	Insurance Carriers and Related Activities	Term Loan	Prime plus 6.5%	5/6/2029	12.2	12.2	12.2	—%
Crystal Cleaning Service	10862 Nichols Blvd, Olive Branch, MS 38654	Administrative and Support Services	Term Loan	Prime plus 6.5%	5/9/2029	9.9	9.9	9.9	—%
Clowers Trucking by Faith LLC	705 E Brookwood PL, Valdosta, GA 31601	Truck Transportation	Term Loan	Prime plus 6.5%	5/23/2029	12.1	12.1	12.1	—%
MCM Design LLC	5926 Vinings Vintage Way, Mableton, GA 30126	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	5/23/2029	9.8	9.8	9.8	—%
Still Photography	195 Terrace Place, Apt. 2, Brooklyn, NY 11218	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	6/6/2029	12.2	12.2	12.2	—%
Archer Cleaners Inc.	1514 W 33rd St., Chicago, IL 60608	Personal and Laundry Services	Term Loan	Prime plus 6.5%	6/10/2029	12.2	12.2	12.2	—%
Law Office of Paula Padilla PLLC	2211 E Highland Ave Ste 130, Phoenix, AZ 85016	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	6/13/2029	4.9	4.9	4.9	—%
Bonadi Inc.	9858 W Sample Rd, Coral Springs, FL 33065	Personal and Laundry Services	Term Loan	Prime plus 6.5%	6/17/2029	12.2	12.2	12.2	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Guaranteed Accrual Investments (4a)									322,226
AA Horseplay, LLC	34565 Ranch Drive, Brownsville, OR 97327	Animal Production and Aquaculture	Term Loan	Prime plus 6.5%	6/20/2029	12.2	12.2	12.2	—%
Campuscuts LLC	930 Robtrice Ct, Edmond, OK 73430	Personal and Laundry Services	Term Loan	Prime plus 6.5%	6/21/2029	7.3	7.3	7.3	—%
Port Diesel LLC	3212 Alex Trask Drive, Castle Hayne, NC 28429	Repair and Maintenance	Term Loan	Prime plus 6.5%	6/21/2029	12.3	12.3	12.3	—%
Menshka Inc.	88 High St., Mountclair, NJ 07042	Ambulatory Health Care Services	Term Loan	Prime plus 6.5%	7/10/2029	12.3	12.3	12.3	—%
The Bean Coffee Company, LLC	112 South Main St., Spring Hill, KS 66083	Food Services and Drinking Places	Term Loan	Prime plus 6.5%	7/17/2029	12.3	12.3	12.3	—%
Lawrence Adeyemo & Co LLC	209-34 112 Ave, Queens Village, NY 11429	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	7/19/2029	9.8	9.8	9.8	—%
Gradstreet LLC	2437 Corinth Ave Apt 130, Los Angeles, CA 90064	Nonstore Retailers	Term Loan	Prime plus 6.5%	7/30/2029	12.3	12.3	12.3	—%
A&S Services LLC	3888 Lightner Rd, Vandalia, OH 45377	Food Services and Drinking Places	Term Loan	Prime plus 6.5%	8/7/2029	12.3	12.3	12.3	—%
Crystal Clear Accounting	34099 Tuscan Creek Way, Temecula, CA 92592	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	8/26/2029	3.2	3.2	3.2	—%
Doghouse Sport Fishing Charters Inc.	83413 Overseas Hwy, Islamorada, FL 33036	Scenic and Sightseeing Transportation	Term Loan	Prime plus 6.5%	8/30/2029	12.3	12.3	12.3	—%
No Push Back LLC	2223 Dungan Ave, Bensalem, PA 19020	Personal and Laundry Services	Term Loan	Prime plus 6.5%	8/30/2029	12.2	12.2	12.2	—%
Softcare247 LLC	4191 Naco Perrin Blvd, San Antonio, TX 78217	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	9/11/2029	12.4	12.4	12.4	—%
Host Marketing LLC	206 Bell Lane Ste B, West Monroe, LA 71291	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	9/18/2029	12.4	12.4	12.4	—%
Standard Real Estate Services LLC	500 W Silver Spring Dr. #K 200, Glendale, WI 53217	Real Estate	Term Loan	Prime plus 6.5%	9/19/2029	12.4	12.4	12.4	—%
Chavero's Auto Mart LLC	1364 E Palma Vista Drive, Palmview, TX 78572	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 6.5%	10/11/2029	12.5	12.5	12.5	—%
Bargain Store	107 Tabernacle Church Rd, Candor, NC 27229	General Merchandise Stores	Term Loan	Prime plus 6.5%	10/11/2029	12.4	12.4	12.4	—%
Powerlift Dumbwaiters Inc.	2444 Georgia Slide Rd, Georgetown, CA 95634	Machinery Manufacturing	Term Loan	Prime plus 6.5%	10/16/2029	12.5	12.5	12.5	—%
Pine Mountain Residential LLC	10240 Cosmopolitan Circle, Parker, CO 80134	Specialty Trade Contractors	Term Loan	Prime plus 6.5%	10/16/2029	12.4	12.4	12.4	—%
James Clark and Company Inc.	8885 Haven Ave, Ste 120, Rancho Cucamonga, CA 91730	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	10/22/2029	12.4	12.4	12.4	—%
Deer Valley Sport Shop LLC	507 Bamboo Rd, Boone, NC 28607	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 6.5%	11/7/2029	12.5	12.5	12.5	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Guaranteed Accrual Investments (4a)									322,226
Sean McNamara	5639 Wood Lane, Allentown, PA 18106	Nonstore Retailers	Term Loan	Prime plus 6.5%	11/14/2029	12.5	12.5	12.5	—%
Bucklin Sumner & Associates	650 NE Holladay St. Ste 1600, Portland, OR 97232	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 6.5%	11/14/2029	12.5	12.5	12.5	—%
The Pinnacle Group	105 Springside Drive, Akron, OH 44333	Social Assistance	Term Loan	Prime plus 6.5%	11/14/2029	12.5	12.5	12.5	—%
Pen’s Electric Company, Inc	504 Fairfax Ave, Nashville, TN 37212	Specialty Trade Contractors	Term Loan	Prime plus 6.5%	11/21/2029	12.5	12.5	12.5	—%
Standard Capital Corp.	2377 Wessington Drive, Virginia Beach, VA 23456	Insurance Carriers and Related Activities	Term Loan	Prime plus 6.5%	12/5/2029	12.5	12.5	12.5	—%
Scott’s Hardware Inc	200 Tuckerton Rd, Medford, NJ 08055	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 6.5%	12/6/2029	12.5	12.5	12.5	—%
HADD Corp	364 Rugby Rd, Cedarhurst, NY 11516	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	12/17/2029	12.5	12.5	12.5	—%
La Tradicion Cubana Inc.	1336 SW 8th St., Miami, FL 33135	Miscellaneous Store Retailers	Term Loan	Prime plus 6.5%	12/20/2029	12.5	12.5	12.5	—%
Moon Group, Inc.	145 Moon Rd, Chesapeake City, MD 21915	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/27/2029	3,660.2	3,660.2	4,057.4	1.26%
Beau & HB Inc. dba Beau’s Billard, Bowling & Arcade	100 Village Rd, Port Lavaca, TX 77979	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/16/2029	123.3	123.3	132.7	0.04%
Hackstaff Restaurants	248 W 1st St. Ste 201, Reno, NV 89501	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2029	442.9	442.9	479.4	0.15%
MVE, Inc.	1117 L St., Modesto, CA 95354	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/30/2029	3,678.2	3,678.2	4,082.8	1.27%
American Landscaping Company	6151 A St., Anchorage, AK 99518	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/27/2029	978.8	978.8	1,078.7	0.33%
Home Décor Liquidators LLC	4187 Pleasant Hill Rd, Duluth, GA 30096	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/30/2029	2,962.5	2,962.5	3,227.1	1.00%
National Stone Management	804-810 W Shady Grove Rd, Grand Prairie, TX 75050	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	8/31/2044	810.1	810.1	895.2	0.28%
2820 US Hwy 98N LLC	2820 US Hwy 98 N, Lakeland, FL 33805	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/23/2029	129.1	129.1	141.5	0.04%
LuluBelle's Mountain Banana Bread LLC	1063 Carousel Rd, Lake Arrowhead, CA 92352	Food Manufacturing	Term Loan	Prime plus 2.75%	4/21/2045	230.6	230.6	257.6	0.08%
Shooter's Gun Club LLC	2429 Iowa St. Ste B-D, Lawrence, KS 66046	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/27/2030	394.7	394.7	434.7	0.13%
Love Playing LLC	2200 Eastridge Loop, San Jose, CA 95122	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/9/2030	298.8	298.8	329.2	0.10%
AJN Innocations LLC	6704 Main St., Miami Lakes, FL 33014	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/15/2030	73.9	73.9	81.4	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Guaranteed Accrual Investments (4a)										322,226
Oak Park Social		14691 W 11 Mile Rd, Oak Park, MI 48237	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/12/2045	290.6	290.6	325.7	0.10%
Natalie Hart LLC		1702 Fawn Gate St, San Antonio, TX 78248	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/18/2029	100.1	100.1	110.4	0.03%
The Cow Harbor Beer Company		19 Scudder Ave, Northport, NY 11768	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	7/11/2030	272.9	272.9	300.7	0.09%
IV Purpose Inc.		1489 Fulton St., Brooklyn, NY 11216	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/25/2029	78.2	78.2	86.2	0.03%
Jbang LLC		125 Westchester Ave, White Plains, NY 10601	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/25/2029	60.0	60.0	66.1	0.02%
NJ Floats		327 Rte 202/206, Bedminster Township, NJ 07921	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	5/12/2045	78.8	78.8	88.4	0.03%
Coral Springs Family Wellness LLC		2902 North University Drive, Coral Springs, FL 33065	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/21/2030	177.4	177.4	195.5	0.06%
Ohanyan LLC		14006 Riverside Dr. #9270, Sherman Oaks, CA 91423	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/6/2029	99.8	99.8	109.9	0.03%
Kuros LLC dba Alexander Lake Lodge		21221 Baron Lake Drive, Cedaredge, CO 81413	Accommodation	Term Loan	Prime plus 2.75%	3/19/2045	27.9	27.9	31.4	0.01%
Richwood Enterprises LLC		2564 Branch St., Middleton, WI 53562	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	12/24/2029	402.5	402.5	443.4	0.14%
Icebox Café		219 NE 3rd St., Hallendale Beach, FL 33009	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/26/2030	728.8	728.8	802.8	0.25%
Total SBA Guaranteed Accrual Investments							$16,555.0	$16,555.0	$18,213.1	5.65%

SBA Guaranteed Non-Accrual Investments (4b)
American Pharmaceutical Innovation Company, LLC	(*)	1425 Centre Circle, Downers Grove, IL 60515	Chemical Manufacturing	Term Loan	Prime plus 2.75%	3/28/2027	62.1	62.1	62.1	0.02%
MIT LLC	(*)	11 North Peach ST., Medford, OR 97504	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/31/2042	254.7	254.7	254.7	0.08%
Neville Galvanizing, Inc	(*)	2983 Grand Ave, Pittsburgh, PA 15225	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2042	1,875.0	1,875.0	1,875.0	0.58%
Kneading Dough LLC dba NY Bagel Cafe & Deli,NY Bagle	(*)	10287 Okeechobee Blvd #13, Royal Palm Beach, FL 33411	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/23/2029	102.5	102.5	102.5	0.03%
Simkar LLC, Neo Lights Holding Inc, Kalco Lighting, LLC	(*)	700 Ramona Ave, Philadelphia, PA 19120	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	12/26/2043	4,496.2	4,496.2	4,496.2	1.40%
Total SBA Guaranteed Non-Accrual Investments							$6,790.5	$6,790.5	$6,790.5	2.11%

Total SBA Guaranteed Investments							$23,345.5	$23,345.5	$25,003.6	7.76%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Guaranteed Accrual Investments (4a)				322,226

Total SBA Unguaranteed and Guaranteed Investments	$452,870.3	$453,042.7	$442,226.7	137.24%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Controlled Investments (5) (22)										322225
Advanced Cyber Security Systems, LLC	(*,#) (6) (21)	3880 Veterans Memorial Hwy. Suite 201, Bohemia, NY 11716	Data processing, Hosting, and Related Services	50% Membership Interest	—%	—	—	—	—	—%
				Term Loan	3%	Dec 2014	381.0	381.0	—	—%
Automated Merchant Services, Inc.	(*,#) (7) (21)	12230 Forest Hill Blvd., Wellington, FL 33414	Data processing, Hosting, and Related Services	100% Common Stock	—%	—	—	—	—	—%
CDS Business Services, Inc.	(*,#) (8)	1985 Marcus Ave., Lake Success, NY 11042	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Common Stock	—%	—	—	4,428.0	3,000.0	0.93%
				Line of Credit	10%	Dec 2020	5,000.0	5,000.0	5,000.0	1.55%
				Term Loan	10%	April 2020	—	—	—	—%
Newtek Technology Solutions, Inc.	(*,#) (11)	1904 W. Parkside Lane Phoenix, AZ 85027	Data processing, Hosting, and Related Services	100% Common Stock	—%	—	—	8,384.0	9,000.0	2.79%
				Line of Credit	10%	Nov 2028	10,361.0	10,361.0	10,361.0	3.22%
Newtek Insurance Agency, LLC	(*,#) (13)	1981 Marcus Ave., Lake Success, NY 11042	Insurance Carriers and Related Activities	100% Membership Interest	—%	—	—	135.0	2,215.0	0.69%
PMTWorks Payroll, LLC	(*,#) (9)	1981 Marcus Ave., Lake Success, NY 11042	Data processing, Hosting, and Related Services	100% Membership Interest	—%	—	—	1,728.1	—	—%
				Term Loan	10%	Oct 2021	435.0	435.0	—	—%
				Term Loan	10%	May 2020	750.0	750.0	—	—%
				Term Loan	12%	May 2020	500.0	500.0	—	—%
				Term Loan	10%	July 2020	1,000.0	1,000.0	—	—%
Small Business Lending, LLC	(*,#) (12) (21)	1981 Marcus Ave., Lake Success, NY 11042	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	598.0	9,650.4	2.99%
				Term Loan	10%	June 2021	400.0	400.0	400.0	0.12%
ADR Partners, LLC dba banc-serv Partners, LLC	(*,#) (12)	8777 Purdue Rd, Indianapolis, IN 46268	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	7,085.2	—	—%
International Professional Marketing, Inc.	(#) (16)	151 W. 30th St., New York, NY 10001	Professional, Scientific, and Technical Services	100% Common Stock	—%	—	—	4,000.0	4,150.0	1.29%
				Line of Credit	Prime plus 0.5%	April 2021	—	—	—	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Controlled Investments (5) (22)										322225
SIDCO, LLC	(#) (16)	151 W. 30th St., New York, NY 10001	Professional, Scientific, and Technical Services	100% Membership Interest	—%	—	—	7,119.7	6,649.7	2.06%
				Line of Credit	Prime plus 0.5%	July 2020	100.0	850.0	850.0	0.26%
Newtek Merchant Solutions, LLC	(#) (11)	1981 Marcus Ave., Lake Success, NY 11042	Data processing, Hosting, and Related Services	100% Membership Interest	—%	—	—	16,438.0	121,250.0	37.63%
Mobil Money, LLC	(#) (17)	1981 Marcus Ave., Lake Success, NY 11042	Data processing, Hosting, and Related Services	100% Membership Interest	—%	—	—	2,980.0	3,750.0	1.16%
Newtek Business Lending, LLC	(*,#) (10)	14 East Washington St., Orlando, FL 32801	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	18,623.0	22,252.7	6.91%
Newtek Conventional Lending, LLC	(#) (18) (25) (26)	1981 Marcus Ave., Lake Success, NY 11042	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	50% Membership Interest	—%	—	—	14,270.0	16,122.8	5.00%
Titanium Asset Management, LLC	(*,#) (14)	1981 Marcus Ave., Lake Success, NY 11042	Administrative and Support Services	Term Loan	10%	March 2021	900.0	900.0	390.4	0.12%
				100% Membership Interest	—%	—	—	—	—	—%
Excel WebSolutions, LLC	(*,#) (15)	888 East Brighton Ave. Syracuse, NY 13205	Data processing, Hosting, and Related Services	Term Loan	10%	Sept 2020	159.2	159.2	—	—%
				50% Membership Interest	—	—	—	—	—	—%
POS on Cloud, LLC	(#) (20)	1981 Marcus Ave., Lake Success, NY 11042	Data processing, Hosting, and Related Services	Term Loan	10%	Sept 2023	775.0	775.0	775.0	0.24%
				50.14% Membership Interest	—	—	—	—	—	—%
Total Controlled Investments							$20,761.2	$107,300.2	$215,817.0	66.98%

Non-Control/Affiliate Investments (22)
EMCAP Loan Holdings, LLC	(+,#) (19) (25)	1140 Reservoir Ave., Cranston, RI 02920	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	6.04% Membership Interest	—%	—	$—	$1,000.0	$1,000.0	0.31%

Total Investments							$473,631.5	$561,342.9	$659,043.7	204.53%
^ Denotes investment has been pledged as collateral under the Securitization Trusts.

See accompanying notes to consolidated financial statements.

* Denotes non-income producing security.
# Denotes fair value determined using significant unobservable inputs.
+ Denotes restricted security.
(1) Newtek values each unguaranteed portion of SBA 7(a) accrual loans (“Loan”) using a discounted cash flow analysis which projects future cash flows and incorporates projections for Loan pre-payments and Loan defaults using historical portfolio data. The data predicts future prepayment and default probability on curves which are based on Loan age. The recovery assumption for each Loan is specific to the discounted valuation of the collateral supporting that Loan. Each Loan’s cash flow is discounted at a rate which approximates a market yield. The Loans were originated under the SBA 7(a) program and conform to the underwriting guidelines in effect at their time of origination. Newtek has been awarded PLP status from the SBA. Portions of these Loans are not guaranteed by the SBA. Individual loan participations can be sold to institutions which have been granted an SBA 750 license. Loans can also be sold as a pool of loans in a security form to qualified investors.
(2) The interest rates in effect on our loans as of December 31, 2019 are based off a Prime Rate equal to 5.00% and 1 month LIBOR equal to 1.76250%.
(3) Newtek values non-accrual SBA 7(a) loans using a discounted cash flow analysis of the underlying collateral which supports the loan. Net recovery of collateral, (fair value less cost to liquidate) is applied to the discounted cash flow analysis based upon a time to liquidate estimate. Modified loans are valued based upon current payment streams and are re-amortized at the end of the modification period.
(4a) Newtek values guaranteed accrual SBA 7(a) loans using the secondary SBA 7(a) market as a reference point. Newtek routinely sells accrual SBA 7(a) loans into this secondary market. Guaranteed portions of SBA 7(a) loans partially funded as of the valuation date are valued using level two inputs as disclosed in NOTE 6—FAIR VALUE MEASUREMENTS.
(4b) Newtek values guaranteed non-accrual loans based on the estimated recovery under the SBA guarantee, which is at cost.
(5) Controlled Investments are disclosed above as equity investments (except as otherwise noted) in those companies that are “Controlled Investments” of the Company as defined in the Investment Company Act of 1940. A company is deemed to be a “Controlled Investment” of Newtek Business Services Corp. if Newtek Business Services Corp. or its subsidiaries owns more than 25% of the voting securities of such company. See NOTE 4—TRANSACTIONS WITH AFFILIATED COMPANIES AND RELATED PARTY TRANSACTIONS in the accompanying notes to the consolidated financial statements for transactions during the year ended December 31, 2019 with affiliates the Company is deemed to control.
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

See accompanying notes to consolidated financial statements.

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
(25) Restricted security.
(26) Under the Investment Company Act of 1940, as amended, the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. At December 31, 2019, 7.1% of total assets are non-qualifying assets.

As of December 31, 2019, the federal tax cost of investments was $561,343,000 resulting in estimated gross unrealized gains and losses of $155,414,000 and $49,330,000, respectively.

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2018
(In Thousands)

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1)
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

See accompanying notes to consolidated financial statements.

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

See accompanying notes to consolidated financial statements.

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

See accompanying notes to consolidated financial statements.

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

See accompanying notes to consolidated financial statements.

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

See accompanying notes to consolidated financial statements.

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

See accompanying notes to consolidated financial statements.

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

See accompanying notes to consolidated financial statements.

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

See accompanying notes to consolidated financial statements.

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

See accompanying notes to consolidated financial statements.

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

See accompanying notes to consolidated financial statements.

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

See accompanying notes to consolidated financial statements.

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

See accompanying notes to consolidated financial statements.

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

See accompanying notes to consolidated financial statements.

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

See accompanying notes to consolidated financial statements.

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

See accompanying notes to consolidated financial statements.

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

See accompanying notes to consolidated financial statements.

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

See accompanying notes to consolidated financial statements.

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

See accompanying notes to consolidated financial statements.

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

See accompanying notes to consolidated financial statements.

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

See accompanying notes to consolidated financial statements.

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

See accompanying notes to consolidated financial statements.

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

See accompanying notes to consolidated financial statements.

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

See accompanying notes to consolidated financial statements.

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

See accompanying notes to consolidated financial statements.

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

See accompanying notes to consolidated financial statements.

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

See accompanying notes to consolidated financial statements.

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

See accompanying notes to consolidated financial statements.

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

See accompanying notes to consolidated financial statements.

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

See accompanying notes to consolidated financial statements.

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

See accompanying notes to consolidated financial statements.

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

See accompanying notes to consolidated financial statements.

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

See accompanying notes to consolidated financial statements.

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

See accompanying notes to consolidated financial statements.

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

See accompanying notes to consolidated financial statements.

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

See accompanying notes to consolidated financial statements.

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

See accompanying notes to consolidated financial statements.

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

See accompanying notes to consolidated financial statements.

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

See accompanying notes to consolidated financial statements.

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

See accompanying notes to consolidated financial statements.

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

See accompanying notes to consolidated financial statements.

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

See accompanying notes to consolidated financial statements.

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

See accompanying notes to consolidated financial statements.

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

See accompanying notes to consolidated financial statements.

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

See accompanying notes to consolidated financial statements.

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

See accompanying notes to consolidated financial statements.

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

See accompanying notes to consolidated financial statements.

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

See accompanying notes to consolidated financial statements.

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

See accompanying notes to consolidated financial statements.

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

See accompanying notes to consolidated financial statements.

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

See accompanying notes to consolidated financial statements.

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

See accompanying notes to consolidated financial statements.

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

See accompanying notes to consolidated financial statements.

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

See accompanying notes to consolidated financial statements.

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

See accompanying notes to consolidated financial statements.

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

See accompanying notes to consolidated financial statements.

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

See accompanying notes to consolidated financial statements.

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

See accompanying notes to consolidated financial statements.

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

See accompanying notes to consolidated financial statements.

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

See accompanying notes to consolidated financial statements.

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

See accompanying notes to consolidated financial statements.

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

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2018
(In Thousands)

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

^Taste of Inverness, Inc. dba China Garden	Food Services and Drinking Places	Term Loan	Prime plus 2%	6/29/2025	7.1	7.1	7.4	—%
^Ralph Werner dba Werner Transmission Inc	Gasoline Stations	Term Loan	Prime plus 2.75%	12/29/2021	1.5	1.5	1.5	—%
^Robin C. & Charles E. Taylor & Brigantine Aquatic Center LLC	Amusement, Gambling, and Recreation Industries	Term Loan	6%	9/14/2023	27.6	27.6	28.8	0.01%
^OrthoQuest, P.C.	Ambulatory Health Care Services	Term Loan	Prime plus 2%	3/12/2022	2.5	2.5	2.6	—%
^Track Side Collision & Tire, Inc.	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/16/2025	4.0	4.0	4.2	—%
^Duttakrupa, LLC dba Birmingham Motor Court	Accommodation	Term Loan	Prime plus 2.25%	9/8/2023	9.1	9.1	9.4	—%
^Deesha Corporation, Inc. dba Best Inn & Suites	Accommodation	Term Loan	Prime plus 2.25%	2/14/2025	22.0	22.0	22.9	0.01%
^Maruti, Inc	Accommodation	Term Loan	Prime plus 2.25%	11/25/2024	20.2	20.2	21.0	0.01%
^Randall D. & Patricia D. Casaburi dba Pat's Pizzazz	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	3/13/2023	5.1	5.1	5.3	—%
^Gain Laxmi, Inc. dba Super 8 Motel	Accommodation	Term Loan	Prime plus 2.25%	5/31/2023	14.7	14.7	15.2	0.01%
^Naseeb Corporation	Accommodation	Term Loan	Prime plus 2.25%	3/31/2024	22.9	22.9	23.7	0.01%
^Stillwell Ave Prep School	Social Assistance	Term Loan	Prime plus 2.75%	1/14/2023	4.6	4.6	4.8	—%
^Karis, Inc.	Accommodation	Term Loan	Prime plus 2%	12/22/2023	10.1	10.1	10.4	—%
^Five Corners, Ltd.	Gasoline Stations	Term Loan	Prime plus 2.75%	12/11/2019	1.7	1.7	1.7	—%
^Alyssa Corp dba Knights Inn	Accommodation	Term Loan	Prime plus 2.25%	9/30/2023	36.2	36.2	37.4	0.01%
^Bhailal Patel dba New Falls Motel	Accommodation	Term Loan	Prime plus 2.75%	3/27/2023	2.4	2.4	2.5	—%
^Pegasus Automotive, Inc.	Gasoline Stations	Term Loan	Prime plus 2.75%	12/23/2022	7.2	7.2	7.5	—%
^Delyannis Iron Works	Fabricated Metal Product Manufacturing	Term Loan	6%	12/8/2022	5.2	5.2	5.4	—%
^P. Agrino, Inc. dba Andover Diner	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/18/2021	5.2	5.2	5.3	—%
Total SBA Unguaranteed Accrual Investments					$318,862.2	$318,862.2	$329,339.7	114.57%

SBA Unguaranteed Non-Accrual Investments (3)
*^200 North 8th Street Associates LLC and Enchanted Acres Fa	Food Manufacturing	Term Loan	6.25%	5/4/2028	$469.3	$469.3	$366.0	0.13%
*^A & A Auto Care LLC	Repair and Maintenance	Term Loan	7.5%	3/9/2026	10.4	10.4	4.5	—%
*^A & A Auto Care, LLC d/b/a A & A Auto Care, LLC	Repair and Maintenance	Term Loan	7.25%	8/12/2036	88.0	88.0	84.7	0.03%
*Alive Design, LLC	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/13/2027	17.9	17.9	13.7	—%
*^Amboy Group, LLC dba Tommy's Moloney's	Food Manufacturing	Term Loan	7%	6/24/2025	375.2	375.2	367.9	0.13%
*^American Reclamation LLC	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	11/1/2027	7.2	7.2	6.4	—%
*Anderson Farms Inc	Truck Transportation	Term Loan	7.5%	12/22/2027	1,217.1	1,217.1	947.3	0.33%
*^Auto Shine Carwash Inc and AKM R. Hossain and Jessica F. Masud	Gasoline Stations	Term Loan	7.75%	9/26/2024	15.7	15.7	14.8	0.01%
*AWA Fabrication & Construction, L.L.C.	Fabricated Metal Product Manufacturing	Term Loan	6%	4/30/2025	34.8	34.8	5.2	—%
*^B & J Manufacturing Corporation and Benson Realty Trust	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2%	3/30/2021	11.0	11.0	9.8	—%

See accompanying notes to consolidated financial statements.

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

See accompanying notes to consolidated financial statements.

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

See accompanying notes to consolidated financial statements.

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

See accompanying notes to consolidated financial statements.

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

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2018
(In Thousands)

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

*^STK Ventures Inc dba JP Dock Service & Supply	Specialty Trade Contractors	Term Loan	6%	5/9/2037	31.6	31.6	11.2	—%
*^Stormrider Inc dba Shirley's Stormrider Inc	Truck Transportation	Term Loan	Prime plus 2.75%	9/23/2025	50.9	50.9	—	—%
*^Stormrider Inc dba Shirley's Stormrider, Inc	Truck Transportation	Term Loan	Prime plus 2.75%	11/25/2024	102.9	102.9	37.5	0.01%
*^Street Magic Enterprise LLC	Gasoline Stations	Term Loan	Prime plus 2.75%	12/21/2027	86.3	86.3	15.7	0.01%
*^Street Magic Enterprise LLC dba New Lisbon Travel Mart	Gasoline Stations	Term Loan	7.5%	11/7/2042	419.0	419.0	387.5	0.13%
*^Suncrest Stone Products LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	7.25%	8/29/2041	638.7	638.7	262.8	0.09%
*^Suncrest Stone Products LLC	Nonmetallic Mineral Product Manufacturing	Term Loan	7.5%	8/29/2026	539.6	539.6	131.3	0.05%
*^T and B Boots Inc dba Takken's Shoes	Clothing and Clothing Accessories Stores	Term Loan	7%	3/31/2025	23.0	23.0	20.2	0.01%
*^T and B Boots Inc dba Takken's Shoes	Clothing and Clothing Accessories Stores	Term Loan	7.25%	6/17/2026	204.5	204.5	—	—%
*T and B Boots Inc dba Takken's Shoes	Clothing and Clothing Accessories Stores	Term Loan	7.25%	12/7/2026	95.2	95.2	89.8	0.03%
*^Tannehill Enterprises Inc dba Hobbytown USA Folsom	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	7.75%	10/14/2025	71.1	71.1	45.5	0.02%
*^Tarver-Henley Inc. and Tar-Hen LLC	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/21/2042	314.6	314.6	302.5	0.11%
*^The Delon Group LLC dba I Love Juice Bar	Food Services and Drinking Places	Term Loan	7%	5/12/2026	19.3	19.3	18.6	0.01%
*^Tim's Tire & Automotive Center, LLC	Support Activities for Transportation	Term Loan	7%	8/16/2026	410.2	410.2	98.6	0.03%
*^The Woods at Bear Creek LLC and Bear Creek Entertainment LLC dba The	Accommodation	Term Loan	7%	9/29/2039	489.6	489.6	452.8	0.16%
*^Thomas P. Scoville dba Scoville Plumbing & Heating, Inc.	Specialty Trade Contractors	Term Loan	6.75%	11/16/2021	33.6	33.6	32.3	0.01%
*Transmission Solutions Group, Inc. and Calhoun Satellite Communicatio	Telecommunications	Term Loan	7%	12/2/2041	141.3	141.3	65.7	0.02%
*^Tri-State Remodeling & Investments, LLC	Specialty Trade Contractors	Term Loan	7.5%	12/11/2025	13.3	13.3	11.5	—%
*^TX Superior Communications, LLC	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/19/2028	90.3	90.3	30.5	0.01%
*^Vision Automotive LLC dba Vision Chrysler Jeep Dodge Ram of Defiance	Motor Vehicle and Parts Dealers	Term Loan	7.5%	9/29/2029	570.1	570.1	299.4	0.10%
*Vision Collision Center LLC dba Integrity Auto Body & Vision Automoti	Repair and Maintenance	Term Loan	7.5%	11/21/2027	349.2	349.2	—	—%
*^Webb Eye Associates, PA	Ambulatory Health Care Services	Term Loan	7.25%	7/19/2027	71.2	71.2	28.9	0.01%
*^Wilban LLC	Food Services and Drinking Places	Term Loan	7.5%	3/11/2026	93.2	93.2	86.2	0.03%
*^Wilban LLC	Food Services and Drinking Places	Term Loan	7.25%	3/28/2039	402.7	402.7	289.6	0.10%
*Work of Heart Inc dba Little Nest Portraits	Professional, Scientific, and Technical Services	Term Loan	7.5%	1/10/2028	5.2	5.2	5.1	—%
*^Work of Heart Inc dba Little Nest Portraits	Professional, Scientific, and Technical Services	Term Loan	7.5%	7/28/2027	47.1	47.1	46.2	0.02%

Total SBA Unguaranteed Non-Accrual Investments					$36,546.2	$36,726.8	$20,062.3	6.98%

Total Unguaranteed SBA Investments					$355,408.4	$355,589.0	$349,402.0	121.55%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2018
(In Thousands)

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Guaranteed Accrual Investments (4)
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

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2018
(In Thousands)

Portfolio Company	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

UK, LLC dba Pita Pit	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/30/2029	97.2	97.2	106.8	0.04%
JP Dhillon's Foods LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/1/2029	77.5	77.5	85.2	0.03%
Vancole Investments, Inc. dba Smoothie King #913	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/7/2044	687.7	687.7	770.6	0.27%
Beau & HB Inc dba Beau's Billiard, Bowling & Arcade	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/16/2029	20.7	20.7	22.8	0.01%
Thames Aquatic Club, LLC	Educational Services	Term Loan	Prime plus 2.75%	7/21/2029	55.5	55.5	61.0	0.02%
D for Dream LLC dba Blow Dry Bar Inc	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/13/2029	73.2	73.2	80.4	0.03%
JejoJesi Corp dba Dukunoo Jamaican Kitchen, Dunkunoo	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/19/2029	126.4	126.4	138.9	0.05%
Sheldon T Banks and Sheldon T Banks LLC dba Serenity Funeral Chapel ll	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/19/2044	86.7	86.7	97.0	0.03%
Healthy and Fresco LLC	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/20/2029	75.0	75.0	82.4	0.03%
Accel Compression Inc., Accel Workover Services Inc	Rental and Leasing Services	Term Loan	Prime plus 2.75%	6/21/2044	133.6	133.6	149.7	0.05%

Total SBA Guaranteed Accrual Investments					$17,217.4	$17,217.4	$19,100.2	6.64%

Total SBA Unguaranteed and Guaranteed Investments					$372,625.8	$372,806.4	$368,502.2	128.20%

Controlled Investments (5)
*Advanced Cyber Security Systems, LLC (6), (20)	Data processing, hosting and related services.	50% Membership Interest	—%	—	—	—	—	—%
		Term Loan	3%	December 2014	381.0	381.0	—	—%
*Automated Merchant Services, Inc. (7), (20)	Data processing, hosting and related services.	100% Common Stock	—%	—	—	—	—	—%
CDS Business Services, Inc. (8)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Common Stock	—%	—	—	4,428.0	5,000.0	1.74%
		Line of Credit	Prime plus 2.5%	December 2019	5,000.0	5,000.0	5,000.0	1.74%
		Term Loan	10%	April 2020	1,000.0	1,000.0	1,000.0	0.35%
Newtek Technology Solutions, Inc. (11)	Data processing, hosting and related services.	100% Common Stock	—%	—	—	8,384.0	8,500.0	2.96%
		Line of Credit	LIBOR plus 2.5%	November 2028	6,800.0	6,800.0	6,800.0	2.37%

See accompanying notes to consolidated financial statements.

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

See accompanying notes to consolidated financial statements.

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

See accompanying notes to consolidated financial statements.

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

See accompanying notes to consolidated financial statements.

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
(2) Entity was merged into The Whitestone Group, LLC on December 31, 2017.
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

Assets related to transactions that do not meet ASC Topic 860 — Transfers and Servicing (“ASC Topic 860”) requirements for accounting sale treatment are reflected in the Company’s consolidated statements of assets and liabilities as investments. Those assets are owned by the securitization trusts and are included in the Company’s consolidated financial statements. The creditors of the special purpose entities have received security interests in such assets and such assets are not intended to be available to the creditors of the Company.

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

Cash

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Invested cash is held exclusively at financial institutions of high credit quality. As of December 31, 2019, cash deposits in excess of insured amounts totaled $15,490,000. The Company has not experienced any losses with respect to cash balances in excess of insured amounts and management does not believe there was a significant concentration of risk with respect to cash balances as of December 31, 2019.
Restricted Cash

Restricted cash includes amounts due on SBA loan-related remittances to third parties and cash reserves associated with securitization transactions. As of December 31, 2019, total restricted cash was $31,445,000.

The following table provides a reconciliation of cash and restricted cash as of December 31, 2019, 2018, 2017, and 2016:

	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016
Cash	$1,762	$2,316	$2,464	$2,051
Restricted cash	31,445	29,034	18,074	20,845
Cash and restricted cash	$33,207	$31,350	$20,538	$22,896

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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. The Company would then pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the years ended December 31, 2019, 2018 and 2017, no U.S. federal excise taxes were due.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the net unrealized appreciation generated by the controlled investments held by the Taxable Subsidiaries. Such deferred tax liabilities amounted to $12,405,000 and $9,241,000 at December 31, 2019 and December 31, 2018, respectively, and are recorded as deferred tax liabilities on the consolidated statements of assets and liabilities. The change in deferred tax liabilities is included as a component of net unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

Investment Income

Management reviews all loans that become 90 days or more past due on principal or interest or when there is reasonable doubt that principal or interest will be collected for possible placement on management’s designation of non-accrual status. Interest receivable is analyzed regularly and may be reserved against when deemed uncollectible. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection.

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
The Company adopted ASC 842 on January 1, 2019 using the modified transition method. As part of the transition to ASC 842, the Company elected the package of practical expedients that allowed it to not reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. The Company recognized the cumulative effect of applying ASC 842 as an opening balance sheet adjustment at January 1, 2019. The comparative information has not been retrospectively adjusted and continues to be reported under the accounting standards in effect for those periods.The adoption of ASC 842 did not have a material impact on the Company’s accompanying consolidated statements of assets and liabilities, statements of operations or statements of cash flows. Due to the adoption of ASC 842, the Company recognized operating lease right-of-use assets and lease liabilities for its operating leases with lease terms greater than one year. The Company expects the adoption of ASC 842 will not materially impact its results of operations, financial condition, or cash flows on an ongoing basis.

New Accounting Standards

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820)”, which is intended to improve fair value and defined benefit disclosure requirements by removing disclosures that are not cost-beneficial, clarifying disclosures' specific requirements, and adding relevant disclosure requirements. The ASU is effective for annual reporting periods beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The Company elected to early adopt ASU 2018-13 on December 31, 2019. No significant changes to our fair value disclosures were necessary in the notes to the consolidated financial statements in order to comply with ASU 2018-13.

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
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 3—INVESTMENTS:

Investments, all of which are in portfolio companies in the United States, consisted of the following at:

	December 31, 2019		December 31, 2018
	Cost	Fair Value	Cost	Fair Value
Money market funds	$—	$—	$9	$9
Non-affiliate debt investments	453,043	442,227	372,806	368,502
Non-control/affiliate equity investments	1,000	1,000	1,000	1,000
Controlled investments:
Equity	71,519	181,917	57,085	157,810
Equity interest in NCL (Joint Venture)	14,270	16,123	—	—
Debt	21,511	17,777	17,194	13,775
Total investments	$561,343	$659,044	$448,094	$541,096

SBA unguaranteed investments, consisted of the following breakdown of accrual and non-accrual loans at:

	December 31, 2019		December 31, 2018
	Cost	Fair Value	Cost	Fair Value
Accrual	$370,612	$382,986	$318,862	$329,340
Non-Accrual	59,085	34,237	36,727	20,062
Total SBA unguaranteed investments	$429,697	$417,223	$355,589	$349,402

SBA guaranteed investments, consisted of the following breakdown of accrual and non-accrual loans at:

	December 31, 2019		December 31, 2018
	Cost	Fair Value	Cost	Fair Value
Accrual	$16,555	$18,213	$17,217	$19,100
Non-Accrual	6,790	6,791	—	—
Total SBA guaranteed investments	$23,345	$25,004	$17,217	$19,100

The following table shows the Company’s portfolio investments by industry at December 31, 2019 and December 31, 2018:

	December 31, 2019		December 31, 2018
	Cost	Fair Value	Cost	Fair Value
Data Processing, Hosting, and Related Services	$45,154	$146,320	$38,964	$134,559
Securities, Commodity Contracts, and Other Financial Investments and Related Activities	37,930	42,079	24,738	24,526
Professional, Scientific, and Technical Services	41,514	41,330	36,575	37,116
Food Services and Drinking Places	40,331	40,516	37,919	38,293
Amusement, Gambling, and Recreation Industries	25,343	26,787	21,030	22,300
Truck Transportation	30,172	25,920	23,040	21,145
Repair and Maintenance	20,308	20,451	17,690	18,054
Ambulatory Health Care Services	22,146	20,409	21,182	20,999
Fabricated Metal Product Manufacturing	18,230	17,845	12,608	12,793
Specialty Trade Contractors	16,460	15,650	13,048	13,051
Administrative and Support Services	13,733	12,696	8,003	7,265
Personal and Laundry Services	11,856	12,446	10,758	11,425
Accommodation	11,508	11,506	11,994	11,742
Social Assistance	9,849	10,683	8,424	9,006
Food Manufacturing	11,063	9,161	9,073	7,056
Rental and Leasing Services	9,223	8,780	7,959	7,539
Transit and Ground Passenger Transportation	7,177	6,755	6,859	6,541
Construction of Buildings	5,945	6,019	5,085	5,010
Heavy and Civil Engineering Construction	6,037	5,326	7,553	7,210
Electrical Equipment, Appliance, and Component Manufacturing	5,192	5,164	720	742
Air Transportation	5,373	5,159	3,432	3,371
Printing and Related Support Activities	4,803	4,992	5,042	4,868
Support Activities for Mining	4,658	4,837	3,174	3,293
Real Estate	4,612	4,682	4,030	4,064
NCL (Joint Venture)	14,270	16,123	—	—
Other	138,456	137,408	109,194	109,128
Total	$561,343	$659,044	$448,094	$541,096

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

The following table shows NCL’s individual investments as of December 31, 2019:

Portfolio Company	Industry	Type of Investment	Interest Rate	Maturity	Principal	Cost	Fair Value
10 28th Ave SW Associates LLC (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 3.0%	4/1/2045	$2,295.0	$2,295.0	$2,488.0
10 28th Ave SW Associates LLC (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 3.0%	4/1/2045	1,292.0	1,292.0	1,400.6
Cocoa Beach Office LLC (#)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	2 Yr Libor plus 5.70%	8/1/2044	435.0	435.0	442.9
XL Sports World NJ LLC and XL Soccer World Orlando LLC (#)	Amusement, Gambling, and Recreation Industries	Term Loan	5 Yr Libor plus 5.50%	8/1/2044	6,246.3	6,246.3	6,702.6
XL Sports World NJ LLC and XL Soccer World Orlando LLC (#)	Amusement, Gambling, and Recreation Industries	Term Loan	5 Yr Libor plus 5.50%	8/1/2044	4,802.9	4,802.9	5,093.4
The Emerald Green Group, LLC (#)	Food Services and Drinking Places	Term Loan	2 Yr Libor plus 5.65%	8/1/2029	6,503.4	6,503.4	6,462.3
The Camera Division, LLC (#)	Electronics and Appliance Stores	Term Loan	2 Yr Libor plus 7.25%	9/1/2029	11,318.1	11,318.1	11,514.9
XL Soccer World Orlando II LLC and XL Soccer World Orlando LLC (#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 3.25%	11/1/2045	770.1	770.1	845.1
Foxhall Hospitality, LLC (#)	Hotels (except Casino Hotels) and Motels	Term Loan	5 Yr Libor plus 6.0%	11/1/2044	10,585.7	10,585.7	11,120.8
Foxhall Hospitality, LLC (#)	Hotels (except Casino Hotels) and Motels	Term Loan	5 Yr Libor plus 6.0%	11/1/2044	6,191.6	6,191.6	6,504.6
JW Aviation LLC and 21 Air LLC and AMN Doral LLC (#)	Other Nonscheduled Air Transportation	Term Loan	2 Yr Libor plus 8.25%	12/1/2044	2,520.0	2,520.0	3,035.7
Tricare Unlimited LLC and Geron Enterprises LLC (#)	Nursing Care Facillities(Skilled Nursing Facilities)	Term Loan	2 Yr Libor plus 6.51%	1/1/2045	5,760.0	5,760.0	6,316.2
E Entities LLC (#)	Exterminating & Pest Control Services	Term Loan	2 Yr Libor plus 7.71%	1/1/2030	6,000.0	6,000.0	6,498.7
Total					$64,720.1	$64,720.1	$68,425.8
# Denotes fair value determined using significant unobservable inputs.

The following tables show certain summarized financial information for NCL as of December 31, 2019 and for the year ended December 31, 2019:

Selected Statement of Assets and Liabilities Information	December 31, 2019
(Unaudited)
Cash	1,299
Investments in loans, at fair value	68,426
Other assets	1,094
Total assets	$70,819

Bank notes payable	$36,938
Other liabilities	1,635
Total liabilities	38,573

Net assets	32,246
Total liabilities and net assets	$70,819

Year Ended December 31, 2019
Selected Statements of Operations Information
Interest and other income	$3,488
Total expenses	1,525
Net investment income	1,963
Net unrealized appreciation on investments	3,706
Net increase in net assets resulting from operations	5,669

NOTE 4—TRANSACTIONS WITH AFFILIATED COMPANIES AND RELATED PARTY TRANSACTIONS:

Transactions with Affiliated Companies

An affiliated company is an entity in which the Company has an ownership of 5% or more of its voting securities. A controlled affiliate is an entity in which the Company owns more than 25% of its voting securities. Transactions related to our investments with controlled and non-controlled affiliated companies for the year ended December 31, 2019 were as follows:

Portfolio Company	Fair Value at December 31, 2018	Purchases (Cost)	Principal Received	Net Realized Gains/(Losses)	Net Unrealized Gains/(Losses)	Fair Value at December 31, 2019	Interest and Other Income	Dividend Income
Controlled Investments
Newtek Merchant Solutions, LLC (NMS)	$116,250	$—	$—	$—	$5,000	$121,250	$—	$11,490
Mobil Money, LLC	2,980	—	—	—	770	3,750	—	375
Newtek Technology Solutions, Inc. (NTS)	15,300	3,561	—	—	500	19,361	522	—
International Professional Marketing, Inc.	4,100	—	(800)	—	850	4,150	8	900
SIDCO, LLC	7,995	750	(75)	—	(1,170)	7,500	9	700
banc-serv Partners, LLC	—	286	—	—	(286)	—	—	—
CDS Business Services, Inc.	11,000	360	(1,360)	—	(2,000)	8,000	438	—
Small Business Lending, LLC	3,300	748	—	—	6,002	10,050	23	—
Newtek Insurance Agency, LLC	2,215	—	—	—	—	2,215	—	—
PMTWorks Payroll, LLC	—	622	—	—	(622)	—	—	—
Titanium Asset Management LLC	—	900	(194)	—	(316)	390	—	—
POS on Cloud, LLC	—	775	—	—	—	775	24	—
Excel WebSolutions, LLC	—	—	—	—	—	—	—	—
Newtek Conventional Lending, LLC	—	14,270	—	—	1,853	16,123	—	822
Newtek Business Lending, LLC	8,445	17,378	(4,200)	—	630	22,253	—	—
Total Controlled Investments	$171,585	$39,650	$(6,629)	$—	$11,211	$215,817	$1,024	$14,287
Non-Control/Affiliate Investments
EMCAP Loan Holdings, LLC	$1,000	$—	$—	$—	$—	$1,000	$—	$111
Total Affiliate Investments	$172,585	$39,650	$(6,629)	$—	$11,211	$216,817	$1,024	$14,398

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

At December 31, 2019, the Related Party RLOC interest rate was 4.71%. The Related Party RLOC has a maturity date of November 8, 2023. Outstanding borrowings from NMS at December 31, 2019 under the Related Party RLOC were $12,163,000.

For the years ended December 31, 2019, 2018 and 2017, interest expense was $911,000, $916,000 and $780,000, respectively.

Expenses Incurred from Controlled Portfolio Companies

The Company incurs expenses from certain controlled portfolio companies including managed technology services from NTS, origination and loan processing fees from various related parties and payroll processing fees from PMT.

	December 31, 2019	December 31, 2018	December 31, 2017
Managed technology services	$1,026	$725	$836
Origination and loan processing	9,975	41	127
Referral fees	—	104	167
Payroll processing fees	35	42	38
Total	$11,036	$912	$1,168

The Company also sub-leases portions of its office space in Lake Success, New York to certain portfolio companies. Amounts charged were as follows:

Portfolio Company	December 31, 2019	December 31, 2018	December 31, 2017
Newtek Merchant Solutions, LLC (NMS)	$232	$166	$147
Newtek Technology Solutions, Inc.	11	11	—
Small Business Lending, LLC	244	75	81
Newtek Insurance Agency, LLC	61	88	86
CDS Business Services, Inc.	69	57	63
Premier Payments LLC (1)	—	38	46
PMTWorks Payroll, LLC	44	32	46
Titanium Asset Management	—	—	13
United Capital Source, LLC	—	—	7
Newtek Business Lending, LLC	8	2	—
Total	$669	$469	$489
(1) On December 31, 2018, Premier was merged into NMS.

Amounts due from related parties were $2,972,000 and $3,232,000 at December 31, 2019 and December 31, 2018, respectively. Amounts due to related parties were $131,000 and $4,000 at December 31, 2019 and December 31, 2018, respectively.

Managerial Assistance Fees from Controlled Investments

The Company offers managerial assistance to all portfolio companies and currently provides managerial assistance to certain controlled portfolio companies. Amounts are charged based on estimates of time and effort spent by certain employees providing managerial services for certain controlled portfolio companies. Fees are recorded on a quarterly basis, are recurring in nature and are charged at an arm’s length basis. The table below summarizes amounts charged to each controlled portfolio company, and are recorded as a credit to salaries and benefits in the consolidated statements of operations.

Portfolio Company	December 31, 2019	December 31, 2018	December 31, 2017
Newtek Merchant Solutions, LLC (NMS)	$373	$385	$407
Newtek Technology Solutions, Inc.	476	508	543
PMTWorks Payroll, LLC	185	85	75
Newtek Insurance Agency, LLC	185	175	204
Summit Systems and Designs, LLC (1)	—	—	10
Secure CyberGateway Services, LLC (1)	—	—	2
banc-serv Partners, LLC	87	248	215
Premier Payments LLC (2)	—	172	163
CDS Business Services, Inc.	88	88	35
International Professional Marketing, Inc.	93	89	72
SIDCO, LLC	111	93	52
Mobil Money, LLC	133	67	—
Newtek Business Lending, LLC	93	12	—
Small Business Lending, LLC	449	366	364
Total	$2,273	$2,288	$2,142
(1) Entity was dissolved in May 2018.
(2) On December 31, 2018, Premier was merged into NMS.
Other Transactions with Related Parties
In September 2016, the Company entered into an advisory services agreement (the “AK Agreement”) with AK Capital, LLC (“AK Capital”). The Company’s Chief Executive Officer is a director of AK Capital. AK Capital provides consulting and advisory services to the Company in connection with the sale and/or securitization of participations in SBA guaranteed and unguaranteed SBA 7(a) loans. The AK Agreement contains total fees of $10,000, to be paid monthly over one year. The agreement was terminated in November 2019. During the years ended December 31, 2019, 2018 and 2017 the Company incurred $9,000, $14,000 and $7,000 in fees respectively, from AK Capital.

The nephew of the Chief Executive Officer of the Company is employed by one of the Company’s controlled portfolio companies and earned annual compensation in excess of $125,000 during 2017, 2018, and 2019. The brother of the Chief Executive Officer of the Company was employed by one of the Company’s controlled portfolio companies through 2019 and earned annual compensation less than $125,000; as of January 2020 he is no longer employed by the Company’s controlled portfolio company.

NOTE 5—SERVICING ASSETS:
Servicing assets are measured at fair value. The Company earns servicing fees from the guaranteed portions of SBA 7(a) loans it originates and sells.
The following table summarizes the fair value and valuation assumptions related to servicing assets at December 31, 2019 and December 31, 2018:

	December 31, 2019	December 31, 2018
Fair Value	$24,411	$21,360
Discount factor (1)	13.38%	14.24%
Cumulative prepayment rate	26.00%	26.00%
Average cumulative default rate	22.00%	20.00%
(1) Determined based on risk spreads and observable secondary market transactions.
Servicing fee income earned for the years ended December 31, 2019, 2018, and 2017 was $10,078,000, $8,552,000, and $7,206,000, respectively.
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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date. There were no transfers to or from Level 3 of the fair value hierarchy for assets and liabilities during the years ended December 31, 2019 or 2018.
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

The following tables present fair value measurements of the Company’s assets and liabilities measured at fair value and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values as of December 31, 2019 and December 31, 2018:

	Fair Value Measurements at December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
SBA unguaranteed non-affiliate investments	417,223	—	—	417,223
SBA guaranteed non-affiliate investments	25,004	—	25,004	—
Controlled investments	199,694	—	—	199,694
Other real estate owned (1)	2,539	—	2,539	—
Non-control/affiliate investments	1,000	—	—	1,000
Servicing assets	24,411	—	—	24,411
Controlled investments measured at NAV(2)	16,123	—	—	—
Total assets	$685,993	$—	$27,543	$642,328
Liabilities:
Contingent consideration liabilities (3)	$621	$—	$—	$621
(1) Included in Other Assets on the Consolidated Statements of Assets and Liabilities
(2) The Company’s investment in NCL is measured at fair value using NAV and has not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Statement of Assets and Liabilities.
(3) Included in Accounts Payable, Accrued Expenses and Other Liabilities on the Consolidated Statements of Assets and Liabilities

The change in unrealized appreciation (depreciation) included in the consolidated statements of operations attributable to Level 3 investments held at December 31, 2019 includes $6,291,000 in unrealized depreciation on SBA unguaranteed non-affiliate investments, $9,358,000 in unrealized appreciation on controlled investments and $5,178,000 in unrealized depreciation on servicing assets.

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
(1) Included in Other Assets on the Consolidated Statements of Assets and Liabilities
(2) Included in Accounts Payable, Accrued Expenses and Other Liabilities on the Consolidated Statements of Assets and Liabilities

The following tables represents the changes in investments, servicing assets and liabilities measured at fair value using Level 3 inputs for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019
	SBA Unguaranteed Investments	Controlled Investments	Servicing Assets	Non-Control/Affiliate Investments	Contingent Consideration Liabilities (1)
Fair value, December 31, 2018	$349,402	$171,585	$21,360	$1,000	$1,733
Net change in unrealized appreciation (depreciation)	(6,291)	9,358	(5,178)	—	—
Realized loss	(3,924)	—	—	—	—
SBA unguaranteed non-affiliate investments, funded	130,214	—	—	—	—
Foreclosed real estate acquired	(2,540)	—	—	—	—
Purchase of investments	—	25,380	—	—	—
Change in fair value of contingent consideration liabilities	—	—	—	—	42
Payment of contingent consideration	—	—	—	—	(1,154)
Net accretion of premium/discount	(8)	—	—	—	—
Return of investment	—	(4,200)	—	—	—
Principal payments received on debt investments	(49,630)	(2,429)	—	—	—
Additions to servicing assets	—	—	8,229	—	—
Fair value, December 31, 2019	$417,223	$199,694	$24,411	$1,000	$621
(1) Included in Accounts Payable, Accrued Expenses and Other Liabilities on the Consolidated Statements of Assets and Liabilities

	Year Ended December 31, 2018
	SBA Unguaranteed Investments	Controlled Investments	Servicing Assets	Non-Control/Non-Affiliate Investments	Contingent Consideration Liabilities (1)
Fair value, December 31, 2017	$278,034	$153,156	$19,359	$—	$913
Net change in unrealized appreciation (depreciation)	3,471	4,048	(5,685)	—	—
Realized gain (loss)	(2,738)	52	—	—	—
SBA unguaranteed non-affiliate investments, funded	113,101	—	—	—	—
Foreclosed real estate acquired	(2,367)	—	—	—	—
Purchase of investments	—	39,627	—	1,000	—
Sale of investment	1,206	(2,502)	—	—	—
Return of investment	—	(8,785)	—	—	—
Net accretion of premium/discount	(18)	—	—	—	—
Record fair value of contingent consideration liabilities	—	—	—	—	1,350
Change in fair value of contingent consideration liabilities	—	—	—	—	(51)
Payment of contingent consideration	—	—	—	—	(479)
Principal payments received on debt investments	(41,287)	(14,011)	—	—	—
Additions to servicing assets	—	—	7,686	—	—
Fair value, December 31, 2018	$349,402	$171,585	$21,360	$1,000	$1,733
(1) Included in Accounts Payable, Accrued Expenses and Other Liabilities on the Consolidated Statements of Assets and Liabilities

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements as of December 31, 2019 and December 31, 2018. In addition to the inputs noted in the table below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements at December 31, 2019 and December 31, 2018.

				Range
	Fair Value as of December 31, 2019	Unobservable Input	Weighted Average (A)	Minimum	Maximum
Assets:
SBA unguaranteed non-affiliate investments - accrual loans	$382,986	Market yields	5.20%	5.20%	5.20%
SBA unguaranteed non-affiliate investments - non-accrual loans	$34,237	Market yields	5.33%	5.33%	5.33%
Controlled equity investments (A)	$181,917	EBITDA multiples (B)	8.20x	4.50x	9.00x
		Revenue multiples (B)	1.07x	0.15x	2.30x
		Weighted average cost of capital (B)	11.92%	10.70%	18.50%
Controlled debt investments	$17,777	Market yields	9.03%	5.25%	10.00%
Non-control/affiliate investments	$1,000	Asset value	N/A	N/A	N/A
Servicing assets	$24,411	Market yields	13.38%	13.38%	13.38%
Liabilities:
Contingent consideration liabilities	$621	Projected EBITDA and net residual income and probability of achievement	N/A	N/A	N/A
(A) Weighted by relative fair value.
(B) The Company valued $143,265,000 of investments using generally, an equal weighting of EBITDA and revenue multiples in the overall valuation approach which included the use of market comparable companies. The Company valued $38,653,000 of investments using only discounted cash flows.

				Range
	Fair Value as of December 31, 2018	Unobservable Input	Weighted Average (A)	Minimum	Maximum
Assets:
SBA unguaranteed non-affiliate investments - accrual loans	$329,340	Market yields	6.40%	6.40%	6.40%
SBA unguaranteed non-affiliate investments - non-accrual loans	$20,062	Market yields	7.89%	7.89%	7.89%
Controlled equity investments (A)	$157,810	EBITDA multiples (B)	8.83x	3.97x	10.00x
		Revenue multiples (B)	1.05x	0.15x	2.73x
		Weighted average cost of capital (B)	13.46%	11.84%	40.00%
Controlled debt investments	$13,775	Market yields	6.34%	4.84%	10.00%
Non-control/affiliate investments	$1,000	Asset value	N/A	N/A	N/A
Servicing assets	$21,360	Market yields	14.24%	14.24%	14.24%
Liabilities:
Contingent consideration liabilities	$1,733	Projected EBITDA and probability of achievement	N/A	N/A	N/A
(A) Weighted by relative fair value.
(B) The Company valued $138,085,000 of investments using an equal weighting of EBITDA and revenue multiples in the overall valuation approach which included the use of market comparable companies. The Company valued $19,725,000 of investments using only discounted cash flows.

NOTE 7—ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITES:
The following table details the components of accounts payable, accrued expenses and other liabilities at December 31, 2019 and December 31, 2018:

	December 31, 2019	December 31, 2018
Due to participants and SBA (1)	$11,169	$10,682
Accrued payroll and related expenses	2,337	3,635
Accrued interest	1,200	569
Deferred rent and other lease related liabilities	—	2,217
Loan processing, servicing and other loan related expenses	3,023	3,083
Contingent consideration liabilities	621	1,733
Other	2,474	3,102
Total accounts payable, accrued expenses and other liabilities	$20,824	$25,021
(1) Represents loan related remittances received by NSBF, and due to third parties.

NOTE 8—BORROWINGS:

At December 31, 2019 and December 31, 2018, the Company had borrowings comprised of the following:

	December 31, 2019			December 31, 2018
	Commitments	Borrowings Outstanding	Weighted Average Interest Rate	Commitments	Borrowings Outstanding	Weighted Average Interest Rate
Capital One line of credit - guaranteed (1)	$150,000	$30,000	4.00%	$100,000	$34,700	4.75%
Capital One line of credit - unguaranteed (1)	—	—	5.00%	—	—	—%
Notes due 2022	—	—	—%	8,324	8,019	7.50%
Notes due 2023	57,500	56,035	6.25%	57,500	55,564	6.25%
Notes due 2024	63,250	61,354	5.75%	—	—	—%
Notes payable - related parties	50,000	12,163	4.71%	50,000	16,840	4.84%
Notes payable - Securitization Trusts	276,637	272,376	3.97%	220,137	216,507	4.66%
Total	$597,387	$431,928	4.61%	$435,961	$331,630	5.02%

(1) Total combined commitments of the guaranteed and unguaranteed lines of credit were $150,000,000 at December 31, 2019 and $100,000,000 at December 31, 2018.

As of December 31, 2019, our asset coverage was 173%.

Outstanding borrowings under the 2022 Notes, 2023 Notes, 2024 Notes and Notes payable - Securitization Trusts consisted of the following:

	December 31, 2019			December 31, 2018
	Notes Due 2023	Notes Due 2024	Notes Payable- Securitization Trusts	Notes Due 2022(1)	Notes Due 2023	Notes Payable- Securitization Trusts
Principal balance	$57,500	$63,250	$276,637	$8,324	$57,500	$220,137
Unamortized deferred financing costs	(1,465)	(1,896)	(4,261)	(305)	(1,936)	(3,630)
Net carrying amount	$56,035	$61,354	$272,376	$8,019	$55,564	$216,507

(1) On July 29, 2019, the Company issued redemption notices to the holders of the 2022 Notes. The Company redeemed all $8,324,000 in aggregate principal amount of the 2022 Notes on the redemption date of August 29, 2019 at 100% of their principal amount ($25 per Note), plus the accrued and unpaid interest thereon from July 1, 2019, through, but excluding, the redemption date.

At December 31, 2019 and December 31, 2018, the carrying amount of the Company’s borrowings under the Capital One lines of credit, Notes payable - related parties and Notes payable - Securitization Trusts, approximates fair value due to their variable interest rates.

The fair values of the fixed rate 2023 Notes and 2024 Notes are based on the closing public share price on the date of measurement. On December 31, 2019, the closing price of the 2023 Notes was $25.68 per note, or $59,064,000. On December 31, 2018, the closing price of the 2023 Notes was $25.00 per note, or $57,500,000. On December 31, 2019, the closing price of the 2024 Notes was $25.94 per note, or $65,628,000. On December 31, 2018, the closing price of the 2022 Notes was $25.40 per note, or $8,457,000. These borrowings are not recorded at fair value on a recurring basis.
Total interest expense including unused line fees and amortization of deferred financing costs related to borrowings for the year ended December 31, 2019 and 2018 was $20,415,000 and $16,046,000, respectively.

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

At December 31, 2019, there was $30,000,000 outstanding under the guaranteed line of credit. No amounts were outstanding under the unguaranteed line of credit. At December 31, 2019 NSBF was in full compliance with all applicable loan covenants.

For the years ended December 31, 2019, 2018 and 2017, interest expense including amortization of related deferred financing costs was $2,122,000, $1,473,000 and $1,188,000, respectively.

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

For the years ended December 31, 2019 and 2018 interest expense including amortization of related deferred financing costs was $4,065,000 and $3,483,000, respectively. No interest expense was incurred during the year ended December 31, 2017.

Notes dues 2024

On July 25, 2019, the Company closed a public offering of $55,000,000 in aggregate principal amount of its 2024 Notes. The 2024 Notes will mature on August 1, 2024 and may be redeemed in whole or in part at any time or from time to time at Newtek’s option on or after August 1, 2021. The 2024 Notes bear interest at a rate of 5.75% per year payable quarterly on August 1, November 1, February 1 and May 1, of each year, beginning November 1, 2019. Total net proceeds received after deducting underwriters’ discount and expenses was $53,313,000. The 2024 Notes are listed on the Nasdaq Global Market under the trading symbol “NEWTL” and were rated “A-“ by Egan-Jones. A portion of the proceeds were used to redeem the outstanding 2022 Notes. In August 2019, the underwriters exercised their option to purchase an additional $8,250,000 in aggregate principal amount of the 2024 Notes resulting in an additional $8,003,000 in net proceeds. As a result of the redemption of the 2022 Notes, the Company recorded a $251,000 loss on extinguishment of debt during the year ended December 31, 2019, equivalent to the balance of unamortized deferred financing costs as of the redemption date.

For the year ended December 31, 2019 interest expense including amortization of related deferred financing costs was $1,701,000. No interest expense was incurred during the years ended December 31, 2018 and 2017.

Notes Due 2021

In April 2016, the Company and the Trustee, entered into the Second Supplemental Indenture to the Base Indenture between the Company and the Trustee, relating to the Company’s issuance, offer and sale of $35,000,000 aggregate principal amount of 7.0% Notes due 2021. The Company granted an overallotment option of up to $5,250,000 in aggregate principal amount of the 2021 Notes. The sale of the 2021 Notes generated proceeds of approximately $33,750,000, net of underwriter’s fees and expenses. In May 2016, the underwriters exercised their option to purchase $5,250,000 in aggregate principal amount of notes for an additional $5,066,000 in net proceeds. The 2021 Notes are the Company’s direct unsecured obligations and rank: (i) pari passu with the Company’s other outstanding and future unsecured indebtedness; (ii) senior to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2021 Notes; (iii) effectively subordinated to all the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries.

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

For the years ended December 31, 2018 and 2017 interest expense including amortization of related deferred financing costs was $718,000 and $3,164,000. No interest expense was incurred during the year ended December 31, 2019.

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

For the years ended December 31, 2019, 2018 and 2017, interest expense including amortization of related deferred financing costs was $469,000, $707,000 and $707,000, respectively.

Notes Payable - Securitization Trusts

Since 2010, NSBF has engaged in securitizations of the unguaranteed portions of its SBA 7(a) loans. In the securitization, it uses a special purpose entity (the “Trust”) which is considered a variable interest entity. Applying the consolidation requirements for VIEs under the accounting rules in ASC Topic 860, Transfers and Servicing, and ASC Topic 810, Consolidation, which became effective January 1, 2010, the Company determined that as the primary beneficiary of the securitization vehicle, based on its power to direct activities through its role as servicer for the Trust and its obligation to absorb losses and right to receive benefits, it needed to consolidate the Trusts. NSBF therefore consolidated the entity using the carrying amounts of the Trust’s assets and liabilities. NSBF reflects the assets in SBA Unguaranteed Non-Affiliate Investments and reflects the associated financing in Notes Payable - Securitization trusts on the Consolidated Statements of Assets and Liabilities.

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

For the years ended December 31, 2019, 2018 and 2017, interest expense including amortization of related deferred financing costs and discount was $11,148,000, $8,748,000 and $5,537,000, respectively.

At December 31, 2019 and 2018, the assets of the consolidated Trusts totaled $375,295,000 and $336,716,000, respectively. The liabilities of the consolidated Trusts totaled $276,637,000 and $220,137,000, respectively.

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

At December 31, 2019, the Related Party RLOC interest rate was 4.71%. The Related Party RLOC has a maturity date of November 8, 2023. Outstanding borrowings from NMS at December 31, 2019 under the Related Party RLOC were $12,163,000.

For the years ended December 31, 2019, 2018 and 2017, interest expense was $911,000, $916,000 and $780,000, respectively.

Total expected principal repayments on the Company’s borrowings for the next five fiscal years and thereafter are as follows:

December 31,	Borrowings
2020	$30,000
2021	—
2022	—
2023	69,663
2024	63,250
Thereafter	276,637
$439,550

NOTE 9—COMMITMENTS AND CONTINGENCIES:
Operating and Employment Commitments
The Company leases office space and other office equipment in several states under operating lease agreements which expire at various dates through 2027. Those office space leases which are for more than one year generally contain scheduled rent increases or escalation clauses.
The following summarizes the Company’s obligations and commitments, as of December 31, 2019 for future minimum cash payments required under operating lease and employment agreements:

Year	Operating Leases	Employment Agreements (1)	Total
2020	$1,662	$384	$2,046
2021	1,563	—	1,563
2022	1,576	—	1,576
2023	1,619	—	1,619
2024	3,281	—	3,281
Thereafter	3,670	—	3,670
Total	$13,371	$384	$13,755
(1) Employment agreements with the Company’s named executive officers
Legal Matters

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
Guarantees
The Company is a guarantor on the Sterling Receivable and Inventory Facility at NBC. Maximum borrowings under the Sterling Receivable and Inventory Facility are $35,000,000. The Sterling Receivable and Inventory Facility matures in August 2022 and automatically renews annually. At December 31, 2019, total principal owed by NBC was $25,802,000. In addition, the Company deposited $750,000 to collateralize the guarantee. At December 31, 2019, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is a guarantor on the NBL Facility. Maximum borrowings under the NBL Facility are $75,000,000 with an accordion feature to increase maximum borrowings to $150,000,000. The NBL Facility matures in July 2021. At December 31, 2019, total principal owed by NBL was $12,165,000. At December 31, 2019, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is a guarantor on the Webster Facility, a term loan facility between NMS with Webster Bank with an aggregate principal amount up to $50,000,000. The Webster Facility matures in November 2023. At December 31, 2019, total principal outstanding was $32,375,000. At December 31, 2019, the Company determined that it is not probable that payments would be required to be made under the guarantee.

Unfunded Commitments

At December 31, 2019, the Company had $7,653,000 of unfunded commitments in connection with its SBA 7(a) non-affiliate investments related to portions of loans originated which are partially funded. The Company will fund these commitments from the same sources it uses to fund its other investment commitments.

NOTE 10—FINANCIAL HIGHLIGHTS:

The financial highlights for the Company are as follows:

	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Per share data ¹
Net asset value at beginning of period	$15.19	$15.08	$14.30
Net investment loss	(0.29)	(0.40)	(0.45)
Net realized gain on investments	2.61	2.31	2.27
Net unrealized appreciation on investments	0.24	0.36	0.75
Net unrealized depreciation on servicing assets	(0.27)	(0.30)	(0.20)
Change in deferred taxes	(0.16)	(0.06)	(0.12)
Net increase in net assets resulting from operations	2.13	1.91	2.25
Distributions to common stockholders	(2.15)	(1.80)	(1.64)
Stock-based compensation expense	0.03	0.02	0.05
Accretive effect of stock offerings (issuing shares above NAV per share)	0.51	0.04	0.02
Accretive effect of shares issued in connection with investments (issuing shares above NAV per share)	—	—	0.01
Accretive effect of shares issued in connection with DRIP (issuing shares above NAV per share)	0.01	0.01	—
Dilutive effect of restricted stock awards	(0.01)	(0.08)	—
Other ⁴	(0.01)	0.01	0.09
Net asset value at end of period	$15.70	$15.19	$15.08

Per share market value at end of period	$22.65	$17.44	$18.49
Total return based on market value ²	17.55%	4.06%	26.60%
Total return based on average net asset value ² ³	17.48%	12.67%	16.92%
Shares outstanding at end of period (in thousands)	20,530	18,919	18,457

Ratios/Supplemental Data:
Net assets at end of period	$322,225	$287,445	$278,329
Ratio of expenses to average net assets	21.29%	20.15%	19.20%
Ratio of net investment loss to average net assets	(1.84)%	(2.65)%	(3.23)%
Portfolio turnover	130.71%	130.41%	116.40%
Average debt outstanding	$388,525	$279,254	$193,747
Average debt outstanding per share	$18.92	$14.76	$10.50
Asset coverage ratio ⁵	173%	185%	229%

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
(5) Calculated based on $439,550,000, $337,501,000 and $221,007,000 of senior securities outstanding at December 31, 2019, 2018 and 2017, respectively.

NOTE 11—STOCK BASED COMPENSATION:

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

The Board approves the issuance of shares of restricted stock to employees and directors pursuant to the Equity Incentive Plan. These shares generally vest over a one to three year period from the grant date. The fair value is expensed over the service period, starting on the grant date. The following table summarizes the restricted stock issuances under the Equity Incentive Plan, net of shares forfeited, if any, and the remaining shares of restricted stock available for issuance as of December 31, 2019.

Restricted Stock authorized under the plan (1)	1,500,000
Less net restricted stock granted during:
Year ended December 31, 2016	(120,933)
Year ended December 31, 2017	(5,007)
Year ended December 31, 2018	(93,568)
Year ended December 31, 2019	(6,285)
Restricted stock available for issuance as of December 31, 2019	1,274,207
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

As of December 31, 2019, there was $762,000 of total unrecognized compensation expense related to unvested restricted shares. This compensation expense is expected to be recognized over a remaining weighted-average period of approximately 1.30 years as of December 31, 2019.

For the years ended December 31, 2019, 2018, and 2017, the Company recognized total stock-based compensation expense of $636,000, $585,000, and $963,000, respectively.

NOTE 12—COMMON STOCK:

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

The following table summarizes the total shares sold and net proceeds received under the Second Amended and Restated 2017 ATM Equity Distribution Agreement:

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Shares sold	187,962	291,232	1,139,181
Net weighted average price per share	$19.46	$19.14	$17.58
Net proceeds	$3,650	$5,196	$19,620

On July 8, 2019, the Company gave notice to terminate the 2017 ATM Equity Distribution Agreement, with such termination effective as of July 9, 2019. As of July 9, 2019, the Company had sold 1,618,375 shares of its common stock under the 2017 ATM Equity Distribution Agreement, and received net proceeds of $28,466,000. The Company paid the ATM placement agents $586,000 in compensation.

On July 10, 2019, the Company entered into the 2019 ATM Equity Distribution Agreement. The 2019 ATM Equity Distribution Agreement provides that the Company may offer and sell up to 3,000,000 shares of common stock from time to time through the placement agents. The company paid the placement agents $617,000 in compensation.

The following table summarizes the total shares sold and net proceeds received under the 2019 ATM Equity Distribution Agreement:

Year Ended December 31, 2019
Shares sold	1,356,698
Net weighted average price per share	$22.27
Net proceeds	$30,212

The Company used the net proceeds for funding investments in debt and equity securities in accordance with its investment objective and strategies.

As of December 31, 2019, there were 1,353,256 shares of common stock available for sale under the 2019 ATM Equity Distribution Agreement.

Public Offering

In January 2017 the Company closed a public offering of 2,250,000 shares of its common stock at a public offering price of $15.25 per share. The Company also sold an additional 337,500 shares of its common stock at a public offering price of $15.25 per share pursuant to the underwriter’s full exercise of the over-allotment option. Total proceeds net of underwriting discounts and offerings costs were $37,042,000.

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

NOTE 13—EARNINGS PER SHARE:

The following table summarizes the calculations for the net increase in net assets resulting from operations per common share for the years ended December 31, 2019, 2018 and 2017:

	December 31, 2019	December 31, 2018	December 31, 2017
Net increase in net assets resulting from operations	$41,135	$35,678	$38,976
Weighted average shares outstanding	19,326	18,714	17,327
Net increase in net assets resulting from operations per common share	$2.13	$1.91	$2.25

NOTE 14—LEASES:

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

The following table summarizes supplemental cash flow and other information related to our operating leases:

	Year Ended December 31,
	2019	2018	2017
Cash paid for amounts included in the measurement of lease liabilities (operating cash flows)	$1,609	n/a	n/a
Weighted-average remaining lease term - operating leases	7.03 years	n/a	n/a
Weighted-average discount rate - operating leases	4.76%	n/a	n/a
Total lease costs (included in other general and administrative costs on the consolidated statements of operations)	$941	$1,238	$1,094

The following table represents the maturity of the Company’s operating lease liabilities as of December 31, 2019:

Maturity of Lease Liabilities
2020	1,646
2021	1,555
2022	1,576
2023	1,619
2024	1,663
Thereafter	3,670
Total future minimum lease payments	$11,729
Less: Imputed interest	$(1,832)
Present value of future minimum lease payments	$9,897

NOTE 15—DIVIDENDS AND DISTRIBUTIONS:

The Company’s dividends and distributions are recorded on the declaration date. The following table summarizes the Company’s dividend declarations and distributions during the years ended December 31, 2019 and 2018.

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Year ended December 31, 2019
February 15, 2019	March 15, 2019	March 29, 2019	$0.40	$7,355	12	$220
May 1, 2019	June 14, 2019	June 28, 2019	$0.46	$8,482	12	$260
August 21, 2019	September 20, 2019	September 30, 2019	$0.58	$10,899	14	$300
October 10, 2019	December 16, 2019	December 30, 2019	$0.71	$14,034	16	$347

Year ended December 31, 2018
January 18, 2018	March 20, 2018	March 30, 2018	$0.40	$7,202	10	$168
May 11, 2018	June 15, 2018	June 29, 2018	$0.42	$7,637	9	$178
August 23, 2018	September 17, 2018	September 28, 2018	$0.48	$8,544	21	$414
October 29, 2018	December 18, 2018	December 28, 2018	$0.50	$9,051	21	$339

During the years ended December 31, 2019 and 2018, an additional 12,200 and 11,200 shares valued at $267,000 and $211,000, respectively, were issued related to dividends on unvested restricted stock awards.

NOTE 16—BENEFIT PLANS:
Defined Contribution Plan
The Company’s employees participate in a defined contribution 401(k) plan (the “Plan”) adopted in 2004 which covers substantially all employees based on eligibility. The Plan is designed to encourage savings on the part of eligible employees and qualifies under Section 401(k) of the Code. Under the Plan, eligible employees may elect to have a portion of their pay, including overtime and bonuses, reduced each pay period, as pre-tax contributions up to the maximum allowed by law. The Company may elect to make a matching contribution equal to a specified percentage of the participant’s contribution, on their behalf as a pre-tax contribution. For the years ended December 31, 2019, 2018 and 2017, the Company matched 50% of the first 2% of employee contributions, resulting in $131,000, $126,000 and $197,000 in expense, respectively.

NOTE 17—INCOME TAXES:

As a RIC, the Company must distribute substantially all of its respective net taxable income each tax year as dividends to its shareholders. Accordingly, no provision for federal income tax has been made in the financial statements for the years ended December 31, 2019, 2018 and 2017.

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal tax regulations, which may differ from amounts determined in accordance with GAAP and those differences could be material. These book-to-tax differences are either temporary or permanent in nature. Reclassifications due to permanent book-tax differences, including the offset of net operating losses against net short-term gains and nondeductible meals and entertainment, have no impact on net assets. During the year ended December 31, 2019, the Company decreased additional paid in capital by $290,000 and increased accumulated undistributed earnings by $290,000. During the year ended December 31, 2018, the Company decreased additional paid in capital by $37,000 and increased accumulated undistributed earnings by $37,000.

Taxable income generally differs from net increase (decrease) in net assets for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes unrealized appreciation (depreciation) on investments as investment gains and losses are not included in taxable income until they are realized.

The following table reconciles net increase in net assets resulting from operations to taxable income for the years ended December 31, 2019, 2018 and 2017:

	December 31, 2019	December 31, 2018	December 31, 2017
Net increase in net assets	$41,135	$35,678	$38,976
Net change in unrealized depreciation on investments	482	(1,069)	(9,619)
Net change in deferred tax liabilities	3,164	1,077	2,179
GAAP versus tax basis consolidation of subsidiaries	1,329	926	1,210
Other income (deductions/losses) for tax, not book	(24)	1,029	181
Other differences	(4,500)	(3,844)	(2,593)
Taxable income before deductions for distributions	$41,586	$33,797	$30,334

The tax character of distributions paid during the years ended December 31, 2019, 2018 and 2017 were as follows:

	December 31, 2019	December 31, 2018	December 31, 2017
Ordinary income	$37,709	$32,499	$24,866
Long-term capital gains	4,187	1,034	4,068
Return of capital	—	—	—

The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. Approximately 24% of the Company’s ordinary income was from qualified dividends. The actual tax characteristics of distributions to shareholders are reported to shareholders annually on Form 1099-DIV.
The tax basis components of distributable earnings/(accumulated losses) and reconciliation to accumulated earnings/(deficit) on a book basis for the years ended December 31, 2019, 2018 and 2017 were as follows:

	December 31, 2019	December 31, 2018	December 31, 2017
Undistributed ordinary income - tax basis	$3,713	$4,045	$3,782
Undistributed net realized gains - tax basis	—	—	—
Net change in unrealized appreciation on investments	16,811	20,457	20,466
GAAP versus tax basis consolidation of subsidiaries	(887)	442	1,369
Other temporary differences	12,215	7,624	4,982
Total accumulated earnings - book basis	$31,852	$32,568	$30,599

The differences between the components of distributable earnings on a tax basis and the amounts reflected in the consolidated statements of changes in net assets are primarily due to temporary book-tax differences that will reverse in a subsequent period.

NOTE 18—SUPPLEMENTAL FINANCIAL DATA:

In accordance with the SEC’s Regulation S-X and GAAP, we are not permitted to consolidate any subsidiary or other entity that is not an investment company, including those in which we have a controlling interest. We had one unconsolidated subsidiary that met at least one of the significance conditions under Rule 1-02(w) of Regulation S-X during certain periods presented for which we are required, pursuant to Rule 3-09 of Regulation S-X, to attach separate financial statements as exhibits to the Form 10-K. Accordingly, the audited financial statements of NMS for the years ended December 31, 2019 and 2018 and unaudited financial statements for the year ended December 31, 2017 have been attached as exhibits.

NOTE 19—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):
The following tables set forth certain unaudited consolidated quarterly statement of operations data from the eight quarters ended December 31, 2019. This information is unaudited, but in the opinion of management, it has been prepared substantially on the same basis as the audited consolidated financial statements appearing elsewhere in this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below. The consolidated quarterly data should be read in conjunction with the current audited consolidated statements and notes thereto. The total of the quarterly EPS data may not equal to the full year results.

	Three Months Ended
2019	March 31	June 30	September 30	December 31
Total investment income	$13,764	$14,149	$16,021	$15,361
Net investment loss	$(986)	$(1,079)	$(533)	$(3,021)
Net gain on investments	$10,069	$9,757	$11,170	$15,759
Net increase in net assets resulting from operations	$9,083	$8,678	$10,637	$12,738
Net increase in net assets resulting from operations per share	$0.48	$0.45	$0.55	$0.64
Net asset value per share at period end	$15.31	$15.33	$15.41	$15.70

	Three Months Ended
2018	March 31	June 30	September 30	December 31
Total investment income	$11,068	$11,404	$12,385	$14,658
Net investment loss	$(2,773)	$(2,134)	$(1,446)	$(1,135)
Net gain on investments	$10,885	$9,755	$13,830	$8,696
Net increase in net assets resulting from operations	$8,112	$7,621	$12,384	$7,561
Net increase in net assets resulting from operations per share	$0.44	$0.41	$0.66	$0.40
Net asset value per share at period end	$15.05	$15.06	$15.28	$15.19

NOTE 20—SUBSEQUENT EVENTS:

Common Stock

From January 1, 2020 through March 13, 2020 the Company sold 290,046 shares of its common stock at a weighted average price of $21.47 per share under the 2019 ATM Equity Distribution Agreement. Proceeds, net of offering costs and expenses were $6,228,000. As of March 13, 2020, there were 1,353,256 shares of common stock available for sale under the 2019 ATM Equity Distribution Agreement.

Dividend Declaration

On February 5, 2020, the Company declared a quarterly cash dividend of $0.44 per share payable on March 31, 2020 to shareholders of record as of March 18, 2020. The dividend will be paid in cash or shares of the Company's common stock through participation in the Company's DRIP, at the election of shareholders.

On February 28, 2020, we amended our 2019 ATM Equity Distribution Agreement to add UBS Securities LLC as a placement agent, effectively immediately.

Newtek Business Services Corp. and Subsidiaries
Schedule of Investments In and Advances to Affiliates
Year Ended December 31, 2019

Portfolio Company	Type of Investment (1)	Amount of Realized Gain (Loss)	Amount of Unrealized Appreciation (Depreciation)	Amount of Interest or Dividends Credited to Income (3)	Fair Value at December 31, 2018	Gross Additions (4)	Gross Reductions (5)	Fair Value at December 31, 2019
Advanced Cyber Security Systems, LLC	50% Membership Interest (2)	$—	$—	$—	$—	$—	$—	$—
	Term Loan (3%) (2)	—	—	—	—	—	—	—

Automated Merchant Services, Inc.	100% Common Stock (2)	—	—	—	—	—	—	—

CDS Business Services, Inc.	100% Common Stock (2)	—	(2,000)	—	5,000	—	(2,000)	3,000
	Line of Credit (Prime + 2.5%) (6)	—	—	402	5,000	360	(360)	5,000
	Term Loan (10%)			35	1,000	—	(1,000)	—

Newtek Technology Solutions, Inc.	100% Common Stock (2)	—	500	—	8,500	2,000	(1,500)	9,000
	Line of Credit (10%)	—	—	522	6,800	3,561	—	10,361

Newtek Insurance Agency, LLC	100% Membership Interest(2)	—	—	—	2,215	—	—	2,215

PMTWorks Payroll, LLC	100% Membership Interest(2)	—	(622)	—	—	622	(622)	—
	Term Loans (10%-12%)(2)	—	—	—	—	—	—	—

Small Business Lending, LLC	100% Membership Interest(2)	—	6,002	—	3,300	6,350	—	9,650
	Term Loan (10%)	—	—	23	—	400	—	400

banc-serv Partners, LLC	100% Membership Interest (2)	—	(286)	—	—	286	(286)	—

International Professional Marketing, Inc.	100% Common Stock	—	850	900	3,300	850	—	4,150
	Line of Credit (Prime + 0.5%)(6)	—	—	8	800	—	(800)	—

SIDCO, LLC	100% Membership Interest	—	(1,170)	700	7,820	—	(1,170)	6,650
	Line of Credit (Prime + 0.5%)(6)	—	—	9	175	750	(75)	850

Newtek Merchant Solutions, LLC	100% Membership Interest	—	5,000	11,490	116,250	5,000	—	121,250

Titanium Asset Management, LLC	100% Membership Interest(2)	—	—	—	—	—	—	—
	Term Loan (10%)(2)	—	(316)	—	—	900	(510)	390

Portfolio Company	Type of Investment (1)	Amount of Realized Gain (Loss)	Amount of Unrealized Appreciation (Depreciation)	Amount of Interest or Dividends Credited to Income (3)	Fair Value at December 31, 2018	Gross Additions (4)	Gross Reductions (5)	Fair Value at December 31, 2019

Newtek Business Lending, LLC	100% Membership Interest(2)	—	630	—	8,445	18,008	(4,200)	22,253

Newtek Conventional Lending, LLC	50% Membership Interest	—	1,853	822	—	16,123	—	16,123

Mobil Money, LLC	100% Membership Interest	—	770	375	2,980	770	—	3,750

POS on Cloud, LLC	50.1% Membership Interest	—	—	—	—	—	—	—
	Term Loan (10%)	—	—	24		775	—	775

Excel WebSolutions LLC	Term Loans (10%)(2)	—	—	—	—	—	—	—
	50% Membership Interest(2)	—	—	—	—	—	—	—

Total Controlled Investments		$—	$11,211	$15,310	$171,585	$56,755	$(12,523)	$215,817
Non-Control/Affiliate Investments
EMCAP Loan Holdings, LLC	6.04% Membership Interest	$—	$—	$111	$1,000	$—	$—	$1,000
Total Affiliate Investments		$—	$11,211	$15,421	$172,585	$56,755	$(12,523)	$216,817

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
(6) Index based floating rate debt investments bear interest at rate of Prime plus a contractual spread which typically resets monthly. At December 31, 2019, the Prime rate was 5.00%.